Form 10-K
period 2012-12-31
W. P. Carey Inc.
filed 2013-02-26
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to __________

Commission File Number: 001-13779

W. P. CAREY INC.

(Exact name of registrant as specified in its charter)

Maryland	45-4549771
(State of incorporation)	(I.R.S. Employer Identification No.)

50 Rockefeller Plaza
New York, New York	10020
(Address of principal executive offices)	(Zip Code)

Investor Relations (212) 492-8920

(212) 492-1100

(Registrant’s telephone numbers, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.001 Par Value	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of last business day of the registrant’s most recently completed second fiscal quarter: $1.3 billion.

As of January 31, 2013 there were 68,488,740 shares of Common Stock of registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

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

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part II, Item 8, Financial Statements and Supplementary Data.

W. P. Carey 2012 10-K — 1

PART I

Item 1. Business.

(a) General Development of Business

Overview

W. P. Carey Inc. (“W. P. Carey” and, together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a real estate investment trust (a “REIT”) that seeks to achieve superior, risk-adjusted returns by providing long-term net-lease financing via sale-leaseback and build-to-suit transactions for companies worldwide. We manage a global investment portfolio which totaled approximately $14.1 billion at December 31, 2012. We invest primarily in commercial properties domestically and internationally that are generally triple-net leased to single corporate tenants, which requires each tenant to pay substantially all of the costs associated with operating and maintaining the property. We also earn revenue as the advisor to publicly-owned, non-listed REITs, as further described below.

Since our founding in 1973, we have maintained a singular focus on providing investors with a steady source of income accompanied with capital preservation. Since 1979, we have sponsored a series of sixteen income-generating funds that invest in real estate, under the Corporate Property Associates (“CPA®”) brand name (the “CPA® REITs”). We are currently the advisor to Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”) and Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global”). We are also the advisor to Carey Watermark Investors Incorporated (“CWI” and, together with the CPA® REITs, the “Managed REITs”), which invests in lodging and lodging-related properties.

We were formed as a corporation under the laws of Maryland on February 15, 2012. On February 17, 2012, W. P. Carey & Co. LLC (our “predecessor”), which was formed under the laws of Delaware on July 15, 1996, announced its intention to reorganize in order to qualify as a REIT for federal income tax purposes (the “REIT Reorganization”) (Note 1). On September 28, 2012, upon completion of the Merger, as described below, and the REIT Reorganization, the shares of our predecessor were delisted from the New York Stock Exchange (“NYSE”) and canceled, and our common stock became listed on the NYSE under the same symbol, “WPC.”

Headquartered in New York, we have offices in Dallas, London, Amsterdam and Shanghai. At December 31, 2012, we employed 216 individuals through our wholly-owned subsidiaries.

Significant Developments During 2012

Merger and REIT Reorganization — On February 17, 2012, our predecessor and Corporate Property Associates 15 Incorporated (“CPA®:15”) entered into a definitive agreement pursuant to which CPA®:15 would merge with and into us (the “Merger”). On September 28, 2012, immediately following the REIT Reorganization, CPA®:15 merged with and into us. We paid total merger consideration of $1.5 billion, including cash of $152.4 million and the issuance of 28,170,643 shares of our common stock (the “Merger Consideration”) to acquire all of the outstanding shares of CPA®:15.

The Merger and the REIT Reorganization are part of a larger transformation to implement our overall business strategy of expanding real estate assets under ownership, which in turn is expected to provide a platform for future growth. We believe that the increase in our scale and liquidity will provide a basis for an expected continuation of stable dividend growth.

Through the Merger with CPA®:15, we acquired a portfolio of full or partial ownership interests in 305 properties, substantially all of which are triple-net leased to 76 tenants, and totaled approximately 27 million square feet, with an occupancy rate of approximately 99% and average remaining lease lives of 9.7 years. We also assumed the related property debt with an aggregate fair value of $1.2 billion.

Senior Credit Facility — In February 2012, we amended and restated our existing credit agreement (the “Amended and Restated Credit Agreement”) to increase the maximum aggregate principal amount available from $450.0 million to $625.0 million, which is comprised of a $450.0 million unsecured revolving credit facility (the “Revolver”) and a $175.0 million term loan facility (the “Term Loan Facility” and, together with the Revolver, the “Senior Credit Facility”). The Term Loan Facility was available in a single draw solely to finance a portion of the Merger Consideration and related transaction costs and expenses. We drew down the full amount of the Term Loan Facility on September 28, 2012 in connection with the closing of the Merger.

2012 Distributions — Our annualized cash distribution increased to $2.64 per share for the year ended December 31, 2012, from $2.25 per share in 2011. The increase primarily reflects earnings generated from growth in our owned real estate portfolio and our increased ownership in, and our participation in the cash flows of, CPA®:16 – Global as a result of its merger with Corporate Property

W. P. Carey 2012 10-K — 2

Associates 14 Incorporated (“CPA®:14”) in May 2011 (the “CPA®:14/16 Merger”), as discussed in Note 4 below, as well as the additional income anticipated to result from the properties we acquired in the Merger.

Investor Capital Inflows — We raised approximately $927.3 million on behalf of CPA®:17 – Global during 2012. Since beginning fundraising for CPA®:17 – Global in December 2007 through the completion of its offering on January 31, 2013, we raised more than $2.9 billion on its behalf. We also raised approximately $112.1 million on behalf of CWI during 2012 for a total of approximately $159.6 million from the beginning of its offering in September 2010 through December 31, 2012. We have filed a registration statement with the SEC for a new net lease-focused REIT offering, Corporate Property Associates 18 – Global Incorporated (“CPA®:18 – Global”), but the registration statement has not yet been declared effective, and there can be no assurance as to whether or when any such offering would be commenced.

Acquisition Activity — During 2012, we acquired assets for our own portfolio and structured investments on behalf of the Managed REITs totaling approximately $1.4 billion, including $736.0 million of investments for the Managed REITs in the fourth quarter.

Financing Activity — During 2012, we obtained mortgage financing totaling $693.3 million on behalf of the Managed REITs and for our owned real estate portfolio.

Transactions with Estate of Wm. Polk Carey — On January 2, 2012, Wm Polk Carey, our Chairman and founder, passed away. In July 2012, we entered into a voting agreement with the Estate of Wm. Polk Carey and its affiliated entities (collectively, the “Estate”) pursuant to which the Estate agreed to vote their shares of our predecessor’s stock in favor of the Merger and the REIT Reorganization. Concurrently with the execution of the voting agreement, we entered into a share purchase agreement with the Estate pursuant to which we agreed to purchase up to an aggregate amount of $85.0 million of our common stock beneficially owned by the Estate, in three transactions between August 6, 2012 and March 31, 2013. To date, we have completed two transactions totaling $45.0 million. As of December 19, 2012, the Estate reported that it beneficially owned 10,699,484 shares of our common stock, which represent approximately 15.5% of our outstanding common stock as of that date.

Concurrently with the execution of the voting agreement and the share purchase agreement, we and the Estate entered into a registration rights agreement. In general, the registration rights agreement provides the Estate, at any time through September 28, 2015, with three demand registration rights for the registration via an underwritten public offering of, in each instance, between (i) a minimum of (a) $50.0 million, with respect to one demand registration right, and (b) $75.0 million, with respect to two demand registration rights, and (ii) a maximum of $250.0 million worth of our common stock. Additionally, the registration rights agreement provides the Estate with unlimited “piggyback” registration rights regarding our common stock (Note 3).

Sale of Common Stock — On October 19, 2012, we issued 937,500 shares of our common stock to an institutional investor, for a total purchase price of $45.0 million, pursuant to our existing shelf registration statement.

(b) Financial Information About Reporting Units

Refer to Note 18 for financial information about reporting units.

(c) Narrative Description of Business

Business Objectives and Strategy

Our investment strategy primarily focuses on owning and actively managing a diverse portfolio of mission critical commercial real estate that is net leased to credit worthy companies globally. We believe that many companies prefer to lease, rather than own, their corporate real estate. We structure long-term financing for our corporate tenants in the form of sale-leaseback transactions. Typically, we acquire a company’s essential real estate and then lease it back to them on a long-term basis. Our tenants are generally responsible for the ongoing operating costs of real estate ownership, including the real estate taxes, insurance, and maintenance of the facilities. Our leases generally have 10-20 year terms and include a base rent with scheduled rent increases that are either fixed or tied to an inflation index. Properties subject to long-term net leases typically produce a more predictable income stream and require less capital than other types of real estate investments.

We actively manage our real estate portfolio to mitigate risk with respect to fluctuations in tenant credit quality and probability of lease renewal. We believe that diversification with respect to property type, geography and tenant are an important component of portfolio management. We own and manage a variety of property types, including office, industrial, warehouse and distribution, and retail properties, throughout the U.S. and in countries in North America, Europe and Asia, leased to tenants in a variety of industries.

W. P. Carey 2012 10-K — 3

In addition to corporate net-leased properties, we and the CPA® REITs also have investments in self storage facilities and hotels, which do not have long-term leases and are considered operating properties. We have in-house storage industry expertise and expect to continue invest in storage properties, primarily on behalf of the CPA® REITs. We formed CWI, with an experienced hotel investment partner and separate investment committee, to make investments in lodging-related properties in the U.S. We may sponsor other Managed REITs that do not invest in corporate sale-leasebacks in the future.

In addition to managing our own real estate portfolio, as the advisor to the Managed REITs we invest their funds and manage their assets. We generate substantial fee revenue from our advisory agreements with the Managed REITs. We also own shares of the Managed REITs and co-invest in properties with them. We began the Managed REITs program in 1979 and, through January 31, 2013, have raised and invested over $6.8 billion of equity capital in 17 different funds since that time. Historically, the Managed REITs program has been our primary source of equity capital.

We believe that our real estate investments provide our stockholders with a stable, growing source of income. We also believe that the fee income that we generate from our advisory contracts with the Managed REITs provides our stockholders with an attractive, albeit more variable, source of additional income.

We have two primary reportable segments, Real Estate Ownership and Investment Management. These segments are each described below. Our objective is to increase stockholder value and earnings through expansion of our owned real estate portfolio and our investment management operations as well as through prudent asset management.

Real Estate Ownership

We own and invest in commercial properties primarily in the U.S. and Europe that are then leased to companies, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property (Note 18). At December 31, 2012, our portfolio was comprised of our full or partial ownership interest in 423 properties. Substantially all of these properties, totaling approximately 38.5 million square feet, were net leased to 124 tenants, with an occupancy rate of approximately 98.7%. Collectively, at December 31, 2012, the Managed REITs owned all or a portion of over 707 properties, including certain properties in which we have an ownership interest. Substantially all of these properties, totaling approximately 83.3 million square feet, were net leased to 216 tenants, with an average occupancy rate of approximately 98.2%.

We earn lease revenues from our wholly-owned and co-owned real estate investments. In addition, we generate equity income through our investments in the shares of the Managed REITs. We often elect to receive our asset management fees from the Managed REITs in shares of those entities (Note 7). In addition, through our special member interests in the operating partnerships of the Managed REITs, we participate in the cash flows of those REITs. Lastly, we earn other real estate revenues through our investments in self-storage facilities and hotels in the U.S.

See Our Portfolio below for an analysis of the properties in our portfolio at December 31, 2012.

Investment Management

We earn revenue as the advisor to the Managed REITs. Under the advisory agreements with the Managed REITs, we perform various services, including but not limited to the day-to-day management of the Managed REITs and transaction-related services. We structure and negotiate investments and debt placement transactions for the Managed REITs, for which we earn structuring revenue, and we manage their portfolios of real estate investments, for which we earn asset-based management revenue.

From time to time, we explore alternatives for expanding our investment management operations beyond advising the Managed REITs. Any such expansion could involve the purchase of properties or other investments as principal, either for our owned portfolio or with the intention of transferring such investments to a newly-created fund, as well as the sponsorship of one or more funds to make investments other than primarily net lease investments, like CWI.

We earn ongoing asset management revenue from each Managed REIT, which is based on average invested assets and is calculated according to the advisory agreement for each Managed REIT. We seek to increase our asset management revenue by increasing real estate-related assets under management, both as the Managed REITs make new investments and from sponsoring new investment entities. We generate acquisition revenue when we structure and negotiate investments and related financing for the Managed REITs. We may also be entitled, subject to the approval by the board of directors of the related Managed REITs, to fees for structuring loan refinancings. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue. We may also earn revenue related to the disposition of properties, subject to subordination provisions, which will only be recognized as the relevant conditions are met. Such revenue may include subordinated disposition revenue when assets are sold as well as a percentage of the net cash proceeds distributable to stockholders from the disposition of properties, after recoupment by stockholders of their initial

W. P. Carey 2012 10-K — 4

investment plus a specified preferred return. We may earn incentive or termination revenue in connection with providing liquidity to the stockholders of the Managed REITs, although these events do not occur every year. We will not receive a termination payment in circumstances where we receive subordinated incentive revenue.

While we are raising funds for a Managed REIT, the REIT reimburses us for certain costs, primarily broker-dealer commissions paid on its behalf and marketing and personnel costs. The Managed REITs also reimburse us for many of our costs associated with the evaluation of transactions on their behalf that are not completed. These reimbursements, together with asset management revenue payable by a specific Managed REIT, may be subject to deferral or reduction if they exceed a specified percentage of that Managed REIT’s income or invested assets.

We also earn wholesaling fees and dealer manager fees in connection with the initial public offerings of the Managed REITs. We reimburse, or “re-allow,” all or a portion of the dealer manager fees to selected dealers in the offerings. Dealer manager fees that are not re-allowed are classified as wholesaling revenue. Wholesaling revenue earned is generally offset by underwriting costs incurred in connection with the offerings.

Investment Strategies

In analyzing potential investments, we review all aspects of a transaction, including tenant and real estate fundamentals, to determine whether a potential investment and lease can be structured to satisfy our investment criteria. In evaluating net lease transactions, we generally consider, among other things, the following aspects of each transaction:

Tenant/Borrower Evaluation — We evaluate each potential tenant or borrower for its creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history, and capital structure, as well as other factors that may be relevant to a particular investment. We seek opportunities in which we believe the tenant may have a stable or improving credit profile or credit potential that has not been recognized by the market. Whether a prospective tenant or borrower is creditworthy will be determined by our investment department and the investment committee, as described below. Creditworthy does not mean “investment grade”, as defined by the credit rating agencies.

Real Estate Evaluation — We review and evaluate the physical condition of the property and the market in which it is located. We consider a variety of factors including current market rents, replacement cost, residual valuation, property operating history, demographic characteristics of the location and accessibility, competitive properties, and suitability for re-leasing. We perform third party environmental and engineering reports and market studies, if needed. We will also consider factors particular to the laws of foreign countries, in addition to the risks normally associated with real property investments, when considering an investment outside the U.S.

Properties Critical to Tenant/Borrower Operations — We generally will focus on properties that we believe are critical to the ongoing operations of the tenant. We believe that these properties provide better protection generally as well as in the event of a bankruptcy, since a tenant/borrower is less likely to risk the loss of a critically important lease or property in a bankruptcy proceeding or otherwise.

Diversification — We attempt to diversify our owned and managed portfolios to avoid dependence on any one particular tenant, borrower, collateral type, geographic location or tenant/borrower industry. By diversifying these portfolios, we seek to reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region. While we have not endeavored to maintain any particular standard of diversity in our owned portfolio, we believe that our owned portfolio is reasonably well diversified (see Our Portfolio below).

Lease Terms — Generally, the net leased properties in which we invest will be leased on a full recourse basis to the tenants or their affiliates. In addition, we seek to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied generally to increases in indices such as the Consumer Price Index (“CPI”) or other similar index in the jurisdiction in which the property is located, but may contain caps or other limitations, either on an annual or overall basis. In the case of retail stores and hotels, the lease may provide for participation in gross revenues of the tenant at the property above a stated level, or percentage rent. Alternatively, a lease may provide for mandated rental increases on specific dates.

Transaction Provisions to Enhance and Protect Value — We attempt to include provisions in the leases that we believe may help protect an investment from changes in the operating and financial characteristics of a tenant that may affect its ability to satisfy its obligations to the CPA® REIT or reduce the value of the investment. Such provisions include requiring our consent to specified tenant activity, requiring the tenant to provide indemnification protections, requiring the tenant to provide security deposits, and requiring the tenant to satisfy specific operating tests. We may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guaranty of obligations from the tenant’s corporate parent or other entity or through a letter of credit. This credit enhancement, if obtained, provides additional financial security. However, in markets where competition for net lease transactions is

W. P. Carey 2012 10-K — 5

strong, some or all of these provisions may be difficult to negotiate. In addition, in some circumstances, tenants may retain the right to repurchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price and the fair market value of the property at the time the option is exercised.

Self-Storage Investments — We have a team of professionals dedicated to investments in the self-storage sector. The team, which was formed in 2006, combines a rigorous underwriting process and an active management of property managers with a goal to generate attractive risk adjusted returns. We have made several storage investments with a third party limited partner, which are held, through a subsidiary, in our portfolio. We have also made investments in self-storage properties on behalf of CPA®:17 – Global.

Hotel Investments — We invest in lodging-related assets primarily through CWI, although we and the CPA® REITs also have investments in hotels. As the operating metrics and property dynamics of lodging-related assets are significantly different from those in our net-leased portfolio, we have partnered with a dedicated team of lodging sector specialists who apply a comprehensive underwriting process and active management that we apply to our other property types. CWI also has a separate investment committee with significant hotel industry experience.

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

Investment Committee — We have an independent investment committee that generally provides services to the CPA® REITs and may provide services to us. Our investment department, under the oversight of our chief investment officer, is primarily responsible for evaluating, negotiating and structuring potential investment opportunities. The investment committee is not directly involved in originating or negotiating potential investments, but instead functions as a separate and final step in the investment process. We place special emphasis on having experienced individuals serve on our investment committee. The investment committee retains the authority to identify other categories of transactions that may be entered into without its prior approval. The investment committee may delegate its authority, such as to investment advisory committees with specialized expertise in the particular geographic market. However, we do not currently expect that the investments delegated to these advisory committees will account for a significant portion of the investments we make in the near term.

The following people currently serve on our investment committee:

•

Nathaniel S. Coolidge, Chairman — Former senior vice president and head of the bond and corporate finance department of John Hancock Mutual Life Insurance (currently known as John Hancock Life Insurance Company). Mr. Coolidge’s responsibilities included overseeing its entire portfolio of fixed income investments and private equities.

•	Axel K.A. Hansing — Currently serving as a partner at Coller Capital, Ltd., a global leader in the private equity secondary market.
•

Frank J. Hoenemeyer — Former vice chairman and chief investment officer of the Prudential Insurance Company of America. As chief investment officer, he was responsible for all of Prudential Insurance Company of America’s investments including stocks, bonds and real estate.

•

Jean Hoysradt — Currently serving as the chief investment officer of Mousse Partners Limited (“Mousse”), an investment office based in New York since 2001. Prior to joining Mousse, she served as Senior Vice President and head of Securities Investment and Treasury at New York Life Insurance Company.

•	Richard C. Marston — Currently the James R.F. Guy professor of Finance and Economics at the Wharton School of the University of Pennsylvania.
•

Nick J.M. van Ommen — Former chief executive officer of the European Public Real Estate Association (EPRA), currently serves on the supervisory boards of several companies, including Babis Vovos International Construction SA, a listed real estate company in Greece, Intervest Retail and Intervest Offices, listed real estate companies in Belgium, and IMMOFINANZ, a listed real estate company in Austria.

•

Dr. Karsten von Köller — Currently chairman of Lone Star Germany GmbH, a U.S. private equity firm (“Lone Star”), Chairman of the Supervisory Boards of Düsseldorfer Hypothekenbank AG and MHB Bank AG and Vice Chairman of the Supervisory Boards of IKB Deutsche Industriebank AG and Corealcredit Bank AG.

Messrs. Coolidge, Hansing, Marston, van Ommen and von Köller also serve as members of our board of directors.

Financing Strategies

Consistent with our investment policies, we use leverage when available on terms we believe are favorable. All of our mortgage loans, and substantially all of those of the CPA® REITs, are non-recourse and bear interest at fixed rates, or have been converted to fixed

W. P. Carey 2012 10-K — 6

rates through interest rate caps or swap agreements. We may refinance properties or defease a loan when a decline in interest rates makes it profitable to prepay an existing mortgage loan, when an existing mortgage loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, if any, and/or an increase in property ownership if some refinancing proceeds are reinvested in real estate. We may be required to pay a yield maintenance premium to the lender in order to pay off a loan prior to its maturity.

We also have an unsecured line of credit, which we refer to as the Revolver that can be used in connection with refinancing existing debt and making new investments, as well as to meet other working capital needs. The Revolver is discussed in detail in the Cash Resources section of Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition.

Asset Management

We believe that effective management of our assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling properties and knowledge of the bankruptcy process in the jurisdiction where the property is located.

We monitor, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. For international compliance, we often engage third-party asset managers. We review financial statements of tenants and undertake regular physical inspections of the condition and maintenance of properties. Additionally, we periodically analyze each tenant’s financial condition, the industry in which each tenant operates and each tenant’s relative strength in its industry.

Our Portfolio

At December 31, 2012, we owned and managed 1,007 properties domestically and internationally. Our portfolio was comprised of our full or partial ownership interest in 423 properties, substantially all of which were triple-net leased to 124 tenants, and totaled approximately 38.5 million square feet with an occupancy rate of approximately 98.7% and an average lease term of 8.9 years, which reflects properties acquired by us from CPA®:15 in the Merger. In addition, through certain subsidiaries, we had interests in 21 self-storage properties and a hotel property with an aggregate of approximately 0.8 million square feet at December 31, 2012. Our net lease portfolio, which excludes our operating self-storage properties and our hotel property, has the following property and lease characteristics:

Geographic Diversification

Information regarding the geographic diversification of our properties at December 31, 2012 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual	Contractual	Contractual	Contractual
	Minimum	Minimum	Minimum	Minimum
Region	Base Rent (a)	Base Rent	Base Rent (b)	Base Rent
United States
South	$79,045	24%	$692	2%
West	67,490	21	8,530	21
East	46,955	15	6,611	17
Midwest	37,773	12	1,313	3
Total U.S.	231,263	72	17,146	43
International
Europe (c)	90,660	28	22,857	57
Asia (d)	-	-	107	-
Total	$321,923	100%	$40,110	100%

(a)         Reflects annualized contractual minimum base rent for the fourth quarter of 2012.

W. P. Carey 2012 10-K — 7

(b)         Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2012 from equity investments in real estate.

(c)          Represents investments in France, Germany, Poland, Belgium, Finland, the Netherlands, Spain, and the United Kingdom.

(d)         Represents an investment in Japan.

Property Diversification

Information regarding our property diversification at December 31, 2012 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual	Contractual	Contractual	Contractual
	Minimum	Minimum	Minimum	Minimum
Property Type	Base Rent (a)	Base Rent	Base Rent (b)	Base Rent
Office	$91,619	28%	$7,827	20%
Industrial	61,641	19	12,170	30
Warehouse/Distribution	49,688	16	5,764	14
Retail	45,181	14	14,349	36
Self-Storage	32,486	10	-	-
Hotels and Gaming	17,752	6	-	-
Education	10,108	3	-	-
Other (c)	13,448	4	-	-
Total	$321,923	100%	$40,110	100%

(a)         Reflects annualized contractual minimum base rent for the fourth quarter of 2012.

(b)         Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2012 from equity investments in real estate.

(c)          Includes annualized contractual minimum base rent from tenants in our consolidated investments in the following property types: childcare and leisure, education, hotels and gaming, fitness and theater.

W. P. Carey 2012 10-K — 8

Tenant Diversification

Information regarding our tenant diversification at December 31, 2012 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual	Contractual	Contractual	Contractual
	Minimum	Minimum	Minimum	Minimum
Tenant Industry (a)	Base Rent (b)	Base Rent	Base Rent (c)	Base Rent
Retail Stores	$63,764	20%	$15,224	38%
Electronics	27,880	9	3,981	10
Business and Commercial Services	26,252	8	-	-
Self-storage	21,116	7	-	-
Healthcare, Education and Childcare	20,441	6	-	-
Hotels and Gaming	17,752	6	-	-
Construction and Building	15,370	5	672	2
Chemicals, Plastics, Rubber, and Glass	14,308	4	-	-
Telecommunications	14,224	4	-	-
Transportation - Personal	11,578	4	2,937	7
Leisure, Amusement, Entertainment	11,408	4	-	-
Federal, State and Local Government	10,853	3	-	-
Insurance	9,113	3	-	-
Transportation - Cargo	8,619	3	1,494	4
Beverages, Food, and Tobacco	8,618	3	1,763	4
Automobile	7,640	2	1,496	4
Media: Printing and Publishing	7,068	2	4,489	11
Consumer Goods	6,938	2	-	-
Aerospace and Defense	4,825	2	-	-
Banking	3,939	1	-	-
Forest Products and Paper	3,411	1	-	-
Grocery	2,833	1	2,285	5
Mining, Metals, and Primary Metal Industries	1,402	-	1,042	3
Machinery	1,414	-	4,727	12
Other (d)	1,157	-	-	-
	$321,923	100%	$40,110	100%

(a)         Based on the Moody’s industry classification system and information provided by the tenant.

(b)         Reflects annualized contractual minimum base rent for the fourth quarter of 2012.

(c)          Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2012 from equity investments in real estate.

(d)         Includes revenue from tenants in our consolidated investments in the following industries: office and textiles, leather and apparel.

W. P. Carey 2012 10-K — 9

Lease Expirations

At December 31, 2012, lease expirations of our properties were as follows (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual	Contractual	Contractual	Contractual
	Minimum	Minimum	Minimum	Minimum
Year of Lease Expiration	Base Rent (a)	Base Rent	Base Rent (b)	Base Rent
2013	$3,018	1%	$-	-%
2014	25,042	8	-	-
2015	20,514	6	-	-
2016	19,266	6	5,372	13
2017	10,655	3	-	-
2018	20,600	6	3,981	10
2019	30,482	10	-	-
2020	12,369	4	-	-
2021 - 2033	179,977	56	30,757	77
Total	$321,923	100%	$40,110	100%

(a)         Reflects annualized contractual minimum base rent for the fourth quarter of 2012.

(b)         Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2012 from equity investments in real estate.

Competition

We face active competition in both our Real Estate Ownership segment and our Investment Management segment from many sources for investment opportunities in commercial properties net leased to tenants both domestically and internationally. In general, we believe that our management’s experience in real estate, credit underwriting and transaction structuring should allow us to compete effectively for commercial properties. However, competitors may be willing to accept rates of return, lease terms, other transaction terms or levels of risk that we may find unacceptable.

In our Investment Management segment, we face active competition in raising funds for investment by the Managed REITs, from other funds with similar investment objectives that seek to raise funds from investors through publicly registered, non-traded funds, publicly-traded funds and private funds, such as hedge funds. In addition, we face broad competition from other forms of investment. Currently, we raise substantially all of our funds for investment in the Managed REITs within the U.S.

Environmental Matters

We and the Managed REITs have invested, and expect to continue to invest, in properties currently or historically used as industrial, manufacturing and commercial properties. Under various federal, state and local environmental laws and regulations, current and former owners and operators of property may have liability for the cost of investigating, cleaning-up or disposing of hazardous materials released at, on, under, in or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials. As part of our efforts to mitigate these risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property and we frequently obtain contractual protection (indemnities, cash reserves, letters of credit or other instruments) from property sellers, tenants, a tenant’s parent company or another third party to address known or potential environmental issues.

(d) Financial Information About Geographic Areas

See Our Portfolio above and Note 18 for financial data pertaining to our geographic operations.

W. P. Carey 2012 10-K — 10

(e) Available Information

All filings we make with the SEC, including this Report, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and any amendments to those reports, are available for free on our website, www.wpcarey.com, as soon as reasonably practicable after they are filed or furnished to the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s Internet site at http://www.sec.gov. We are providing our website address solely for the information of investors. We do not intend our website to be an active link or to otherwise incorporate the information contained on our website into this report or other filings with the SEC. We will supply to any stockholder, upon written request and without charge, a copy of this Report as filed with the SEC. Generally, we also post the dates of our upcoming scheduled financial press releases, telephonic investor calls and investor presentations on the Investor Relations portion of our website at least ten days prior to the event. Our investor calls are open to the public and remain available on our website for at least two weeks thereafter.

Item 1A. Risk Factors.

Risks Related to Our Business

The financial and economic crisis in 2008-2009 adversely affected our business, and the continued uncertainty in the global economic environment may adversely affect our business in the future.

We and the Managed REITs are impacted by macro-economic environmental factors, the capital markets, and general conditions in the commercial real estate market, both in the U.S. and globally. To date, the credit and European sovereign debt crises have had a limited impact on our business, primarily in that a number of tenants, particularly in the portfolios of the CPA® REITs, have experienced increased levels of financial distress, with several having filed for bankruptcy protection, although our experience in 2011 and 2012 has reflected an improvement from 2009 and 2010. Over the past few quarters, conditions in the U.S. appear to have stabilized, while the situation in Europe remains uncertain.

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

The Managed REITs may also be adversely affected by these conditions, and their earnings or cash flow may also be adversely affected by other events, such as increases in the value of the U.S. dollar relative to other currencies in which the CPA® REITs receive rent, as well as the need to expend cash to fund increased redemptions. Additionally, the ability of CPA®:17 - Global and CWI to make new investments will be affected by the availability of financing as well as, in the case of CWI, its ability to raise new funds. Decreases in the value of the assets held by the Managed REITs will adversely affect the asset management revenues payable to us, as well as the value of the stock we hold in the Managed REITs, and decreases in their earnings or ability to pay distributions may also affect their ability to make the payments due to us, as well as our income and cash flow from the Managed REITs’ distribution payments.

Revenue and earnings from our investment management operations are subject to volatility, which may cause our investment management revenue to fluctuate.

Growth in revenue from our investment management operations is dependent in large part on future capital raising in existing or future managed entities, as well as on our ability to make investments that meet the investment criteria of these entities, both of which are subject to uncertainty with respect to capital market and real estate market conditions. This uncertainty creates volatility in our earnings because of the resulting fluctuation in transaction-based revenue. Asset management revenue may be affected by factors that include not only our ability to increase the Managed REITs’ portfolio of properties under management, but also changes in valuation of those properties, as well as sales of the Managed REIT properties. In addition, revenue from our investment management operations, including our ability to earn performance revenue, as well as the value of our holdings of the Managed REITs’ interests and dividend income from those interests, may be significantly affected by the results of operations of the Managed REITs, in particular, those of CPA®:16 – Global, since at December 31, 2012 we owned 18.3% of its outstanding shares. Each of the CPA® REITs has invested the majority of its assets (other than short-term investments) in triple-net leased properties substantially similar to those we hold, and consequently the results of operations of, and cash available for distribution by, each of the CPA® REITs, is likely to be substantially affected by the same market conditions, and subject to the same risk factors, as the properties we own. In our

W. P. Carey 2012 10-K — 11

history, four of the sixteen CPA® funds temporarily reduced the rate of distributions to their investors as a result of adverse developments involving tenants.

Each of the Managed REITs we currently manage may incur significant debt, which either due to liquidity problems or restrictive covenants contained in their borrowing agreements could restrict their ability to pay revenue owed to us when due. In addition, the revenue payable under each of our current investment advisory agreements is subject to a variable annual cap based on a formula tied to the assets and income of that Managed REIT. This cap may limit the growth of our management revenue. Furthermore, our ability to earn revenue related to the disposition of properties is primarily tied to providing liquidity events for the Managed REIT investors. Our ability to provide such liquidity, and to do so under circumstances that will satisfy the applicable subordination requirements will depend on market conditions at the relevant time, which may vary considerably over a period of years. In any case, liquidity events typically occur several years apart, and income from our investment management operations is likely to be significantly higher in those years in which such events occur.

Because the revenue streams from the investment advisory agreements with the Managed REITs are subject to limitation or cancellation, any such termination could have a material adverse effect on our business, results of operations and financial condition.

The agreements under which we provide investment advisory services are renewable annually in September and may generally be terminated by each Managed REIT upon 60 days’ notice, with or without cause, and are currently scheduled to expire on September 30, 2013, unless otherwise renewed. There can be no assurance that these agreements will not expire or be terminated. CPA®:17 – Global, CPA®:16 – Global and CWI all have the right, but not the obligation, upon certain terminations to repurchase our interests in their operating partnerships at fair market value. If such right is not exercised, we would remain as a limited partner of the operating partnerships. Nonetheless, any such termination could have a material adverse effect on our business, results of operations and financial condition.

Changes in investor preferences or market conditions could limit our ability to raise funds or make new investments.

The majority of our and the CPA® REITs’ current investments, as well as the majority of the investments we expect to originate for the CPA® REITs in the near term, are investments in single-tenant commercial properties that are subject to triple-net leases. In addition, we have relied predominantly on raising funds from individual investors through the sale by participating selected dealers to their customers of publicly-registered, non-traded securities of the Managed REITs. Although we have increased the number of broker-dealers we use for fundraising, the majority of our fundraising efforts are through three major selected dealers. If, as a result of changes in market receptivity to investments that are not readily liquid and involve high selected dealer fees, or for other reasons, this capital raising method were to become less available as a source of capital, our ability to raise funds for the Managed REIT programs, and consequently our ability to make investments on their behalf, could be adversely affected. While we are not limited to this particular method of raising funds for investment (and, among other things, the Managed REITs may themselves be able to borrow additional funds to invest), our experience with other means of raising capital is limited. Also, many factors, including changes in tax laws or accounting rules, may make these types of investments less attractive to potential sellers and lessees, which could negatively affect our ability to increase the amount of assets of this type under management.

We face active competition for investments.

We face active competition for our investments from many sources, including insurance companies, credit companies, pension funds, private individuals, financial institutions, finance companies and investment companies, among others. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. In addition, our evaluation of the acceptability of rates of return on behalf of the Managed REITs is affected by such factors as the cost of raising capital, the amount of revenue we can earn and the performance hurdle rates of the relevant Managed REITs. Such factors may limit the amount of new investments that we make on behalf of the Managed REITs, which will in turn limit the growth of revenues from our investment management operations. The investment community continues to remain risk averse. We believe that the net lease financing market is perceived as a relatively conservative investment vehicle. Accordingly, we expect increased competition for investments, both domestically and internationally. It is possible that further capital inflows into our marketplace will place additional pressure on the returns that we can generate from our investments as well as our willingness and ability to execute transactions.

A significant amount of our leases will expire within the next five years, and we may have difficulty in re-leasing or selling our properties if tenants do not renew their leases.

Within the next five years, approximately 24% of our leases, based on annualized contractual minimum base rent, are due to expire. If these leases are not renewed, or if the properties cannot be re-leased on terms that yield payments comparable to those currently being received, then our lease revenues could be substantially adversely affected. The terms of any new or renewed leases of these properties

W. P. Carey 2012 10-K — 12

may depend on market conditions prevailing at the time of lease expiration. In addition, if properties are vacated by the current tenants, we may incur substantial costs in attempting to re-lease such properties. We may also seek to sell these properties, in which event we may incur losses, depending upon market conditions prevailing at the time of sale.

Real estate investments generally lack liquidity compared to other financial assets, and this lack of liquidity may limit our ability to quickly change our portfolio in response to changes in economic or other conditions. Some of our net leases are for properties that are specially suited to the particular needs of the tenant. With these properties, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, if we are forced to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to re-lease or sell properties without adversely affecting returns to stockholders.

Our portfolio growth is constrained by our policy to offer property transactions to the Managed REITs.

Under our investment policy guidelines concerning the Managed REITs, we must present a continuing and suitable investment program to them during their investment period. In recent years, new property investment opportunities have generally first been made available by us to the Managed REITs. This allocation of new investments to the Managed REITs may restrict the potential growth of our direct real estate ownership and our ability to diversify our portfolio.

Because we invest in properties located outside the U.S., we are exposed to additional risks.

We have invested in and may continue to invest in properties located outside the U.S. At December 31, 2012, our directly-owned real estate properties located outside of the U.S. represented 28% of current annualized contractual minimum base rent. These investments may be affected by factors particular to the laws of the jurisdiction in which the property is located. These investments may expose us to risks that are different from and in addition to those commonly found in the U.S., including:

•                       changing governmental rules and policies;

•                       enactment of laws relating to the foreign ownership of property and laws relating to the ability of foreign entities to remove invested capital or profits earned from activities within the country to the U.S.;

•                       expropriation of investments;

•                       legal systems under which our ability to enforce contractual rights and remedies may be more limited than would be the case under U.S. law;

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

•                       changes in land use and zoning laws;

•                       more stringent environmental laws or changes in such laws; and.

•                       restrictions and/or significant costs in repatriating cash and cash equivalents held in foreign bank accounts.

In addition, the lack of publicly available information in certain jurisdictions in accordance with accounting principles generally accepted in the U.S. (“GAAP”) could impair our ability to analyze transactions and may cause us to forego an investment opportunity for ourselves or the CPA® REITs. It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet our and the CPA® REITs’ reporting obligations to financial institutions or governmental or regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries. Our expertise to date is primarily in the U.S. and Europe, and we have less experience in other international markets. We may not be as familiar with the potential risks to our and the CPA® REITs’ investments outside the U.S. and Europe and we could incur losses as a result.

Also, we may engage third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements with respect to properties we own or manage on behalf of the CPA® REITs. Failure to comply with applicable requirements may expose us or our operating subsidiaries to additional liabilities.

Moreover, we are subject to changes in foreign exchange rates due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. Our principal currency exposure is to the euro. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. Because we generally place both our debt obligation to the lender and the tenant’s rental obligation to us in the same

W. P. Carey 2012 10-K — 13

currency, our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies; that is, absent other considerations, a weaker U.S. dollar will tend to increase both our revenues and our expenses, while a stronger U.S. dollar will tend to reduce both our revenues and our expenses.

If we recognize substantial impairment charges on our properties or investments, our net income may be reduced.

On a combined basis, we and CPA®:15 have recognized impairment charges totaling $32.9 million, $39.5 million and $42.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. In the future, we may incur substantial impairment charges, which we are required to recognize whenever we sell a property for less than its carrying value or we determine that the carrying amount of the property is not recoverable and exceeds its fair value; for direct financing leases, whenever the unguaranteed residual value of the underlying property has declined or, for equity investments, the estimated fair value of the investment’s underlying net assets in comparison with the carrying value of our interest in the investment has declined on an other-than-temporary basis. By their nature, the timing or extent of impairment charges are not predictable. We may incur non-cash impairment charges in the future, which may reduce our net income.

Because we use debt to finance investments, our cash flow could be adversely affected.

Most of our investments are made by borrowing a portion of the total investment and securing the loan with a mortgage on the property. We generally borrow on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. Additionally, lenders for our international mortgage loan transactions typically incorporate various covenants and other provisions that can cause a technical loan default, including a loan to value ratio, a debt service coverage ratio and a material adverse change in the borrower’s or tenant’s business. Accordingly, if the real estate value declines or the tenant defaults, the lender would have the right to foreclose on its security. If any of these events were to occur, it could cause us to lose part or all of our investment, which in turn could cause the value of our portfolio, and revenues available for distribution to our stockholders, to be reduced.

Some of our financing may also require us to make a balloon payment at maturity. Our ability to make balloon payments on debt will depend upon our ability either to refinance the obligation when due, invest additional equity in the property or to sell the related property. When a balloon payment is due, we may be unable to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to cover the balloon payment. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage or interest rates, availability of credit, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties and tax laws. A refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets.

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

Our ability to fully control the management of our net-leased properties may be limited.

The tenants or managers of net-leased properties are responsible for maintenance and other day-to-day management of the properties. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance expenditures or other liabilities once the property becomes free of the lease. While our leases generally provide for recourse against the tenant in these instances, a bankrupt or financially troubled tenant may be more likely to defer maintenance and it may be more difficult to enforce remedies against such a tenant. In addition, to the extent tenants are unable to conduct their operation of the property on a financially successful basis, their ability to pay rent may be adversely affected. Although we endeavor to monitor, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of our properties, such monitoring may not in all circumstances ascertain or forestall deterioration either in the condition of a property or the financial circumstances of a tenant.

W. P. Carey 2012 10-K — 14

The value of our real estate is subject to fluctuation.

We are subject to all of the general risks associated with the ownership of real estate. While the revenues from our leases and those of the CPA® REITs are not directly dependent upon the value of the real estate owned, significant declines in real estate values could adversely affect us in many ways, including a decline in the residual values of properties at lease expiration; possible lease abandonments by tenants; a decline in the attractiveness of Managed REIT investments that may impede our ability to raise new funds for investment by the Managed REITs and a decline in the attractiveness of triple-net lease transactions to potential sellers. We also face the risk that lease revenue will be insufficient to cover all corporate operating expenses and debt service payments on indebtedness we incur. General risks associated with the ownership of real estate include:

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

Because most of our properties are occupied by a single tenant, our success is materially dependent upon the tenant’s financial stability.

Most of our properties are occupied by a single tenant and, therefore, the success of our investments is materially dependent on the financial stability of our tenants. Revenues from several of our tenants/guarantors constitute a significant percentage of its lease revenues. The five largest tenants/guarantors represented approximately 25% of total lease revenues for 2012. Lease payment defaults by tenants negatively impact our net income and reduce the amounts available for distributions to stockholders. As some of our tenants may not have a recognized credit rating, these tenants may have a higher risk of lease defaults than if those tenants had a recognized credit rating. In addition, the bankruptcy of a tenant could cause the loss of lease payments as well as an increase in the costs incurred to carry the property until it can be re-leased or sold. We have had, and may have in the future, tenants file for bankruptcy protection. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting the investment and re-leasing the property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss.

The bankruptcy or insolvency of tenants or borrowers may cause a reduction in our revenue and an increase in our expenses.

Bankruptcy or insolvency of a tenant or borrower could cause:

•              the loss of lease or interest and principal payments;

•              an increase in the costs incurred to carry the property;

•              litigation;

•              a reduction in the value of our shares; and

•              a decrease in distributions to our stockholders.

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

W. P. Carey 2012 10-K — 15

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

We and certain of the CPA® REITs have had tenants file for bankruptcy protection and have been involved in bankruptcy-related litigation (including several international tenants). Four prior CPA® REITs reduced the rate of distributions to their investors as a result of adverse developments involving tenants.

Similarly, if a borrower under one of our loan transactions declares bankruptcy, there may not be sufficient funds to satisfy its payment obligations to us, which may adversely affect our revenue and distributions to our stockholders. The mortgage loans in which we may invest may be subject to delinquency, foreclosure and loss, which could result in losses to us.

Because we are subject to possible liabilities relating to environmental matters, we could incur unexpected costs and our ability to sell or otherwise dispose of a property may be negatively impacted.

We own commercial properties and are subject to the risk of liabilities under federal, state and local environmental laws. These responsibilities and liabilities also exist for properties owned by the Managed REITs and if they become liable for these costs, their ability to pay for our services could be materially affected. Some of these laws could impose the following on us:

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

•                       responsibility for managing asbestos-containing building materials, and third-party claims for exposure to those materials; and

•                       claims being made against us by the Managed REITs for inadequate due diligence.

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

A lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is considered to be met if, among other things, the non-cancelable lease term is more than 75% of the useful life

W. P. Carey 2012 10-K — 16

of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In response to concerns caused by a 2005 SEC study that the current model does not have sufficient transparency, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. The FASB and IASB met during the third quarter of 2012 and voted to re-expose the proposed standard. A revised exposure draft for public comment is currently expected to be issued in 2013, with a final standard expected to be issued during 2014. As of the date of this Report, the proposed guidance has not yet been finalized. Changes to the accounting guidance could affect both our and the CPA® REITs’ accounting for leases as well as that of our and the CPA® REITs’ tenants. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize.

We depend on key personnel for our future success, and the loss of key personnel or inability to attract and retain personnel could harm our business.

Our future success depends in large part on our ability to hire and retain a sufficient number of qualified personnel. Our future success also depends upon the continued service of our executive officers: Trevor P. Bond, our President and Chief Executive Officer; Catherine D. Rice, who is expected to succeed Mark J. DeCesaris as our Chief Financial Officer in the first quarter of 2013; Thomas E. Zacharias, our Chief Operating Officer and the head of our Asset Management Department; John D. Miller, our Chief Investment Officer; and Mark Goldberg, President of Carey Financial, LLC. The loss of the services of any of these officers could have a material adverse effect on our operations.

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

Our charter and Maryland law contain provisions that may delay or prevent a change of control transaction.

Our charter contains 7.9% ownership limits. Our charter, subject to certain exceptions, authorizes our directors to take such actions as are necessary and desirable to limit any person to beneficial or constructive ownership of either (i) owning more than 7.9% in value or in number of shares, whichever is more restrictive, of the aggregate outstanding shares of our stock excluding any outstanding shares of our stock not treated as outstanding for federal income tax purposes or (ii) owning more than 7.9% in value or in number of shares, whichever is more restrictive, of our aggregate outstanding shares of common stock excluding any of our outstanding shares of common stock not treated as outstanding for federal income tax purposes. Our board of directors, in its sole discretion, may exempt a person from the ownership limits and our board of directors has granted the Estate an exemption to own up to 18.0% of our aggregate outstanding shares of common stock or any other outstanding class or series of our stock. However, our board of directors may not grant an exemption from the ownership limits to any person unless our board of directors obtains such representations, covenants and undertakings as our board of directors may deem appropriate in order to determine that granting the exemption would not result in losing our status as a REIT. Our board of directors may also increase or decrease the common stock ownership limit and/or the aggregate stock ownership limit so long as the change would not result in five or fewer persons beneficially owning more than 49.9% in value of our outstanding stock. The ownership limits and the other restrictions on ownership of our stock contained in our charter may delay or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

W. P. Carey 2012 10-K — 17

Our board of directors may modify our authorized shares of stock of any class or series and may create and issue a class or series of common stock or preferred stock without stockholder approval.

Our board of directors is empowered under our charter from time to time to amend our charter to increase or decrease the aggregate number of shares of our stock or the number of shares of stock of any class or series that we have authority to issue, and from time to time to classify any unissued shares of common stock or preferred stock and to or reclassify any previously classified, but unissued, shares of common stock or preferred stock into one or more classes or series of stock and to issue such shares of stock so classified or reclassified, without stockholder approval. Our board of directors may determine the relative rights, preferences and privileges of any class or series of common stock or preferred stock issued. As a result, we may issue series or classes of common stock or preferred stock with preferences, dividends, powers and rights, voting or otherwise, senior to the rights of holders of our common stock. The issuance of any such classes or series of common stock or preferred stock could also have the effect of delaying or preventing a change of control transaction that might otherwise be in the best interests of our stockholders.

Certain provisions of Maryland law could inhibit changes in control.

Certain provisions of the Maryland General Corporation Law (“MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock, including:

•                       “business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock), or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose special appraisal rights and supermajority voting requirements on these combinations; and

•                       “control share” provisions that provide that holders of “control shares” of our company (defined as voting shares which, when aggregated with all other shares owned or controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

The statute permits various exemptions from its provisions, including business combinations that are exempted by a board of directors prior to the time that the “interested stockholder” becomes an interested stockholder. Our board of directors has, by resolution, exempted any business combination between us and any person who is an existing, or becomes in the future, an “interested stockholder.” Consequently, the five-year prohibition and the supermajority vote requirements will not apply to business combinations between us and any such person. As a result, such person may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. Additionally, this resolution may be altered, revoked or repealed in whole or in part at any time and we may opt back into the business combination provisions of the MGCL. If this resolution is revoked or repealed, the statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. In the case of the control share provisions of the MGCL, we have elected to opt out of these provisions of the MGCL pursuant to a provision in our bylaws.

Additionally, Title 3, Subtitle 8 of the MGCL, permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or our bylaws, to implement certain governance provisions, some of which (for example, a classified board) we do not currently have. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change in control of our company under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-current market price. Our charter, our Bylaws and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

Future issuances of equity securities could dilute the interest of our stockholders.

Our future growth will depend, in part, upon our ability to raise additional capital. If we were to raise additional capital through the issuance of equity securities, we could dilute the interests of our stockholders. The interests of our stockholders could also be diluted by the issuance of shares of common stock upon the exercise of outstanding options or pursuant to stock incentive plans. Likewise, our board of directors is empowered under our charter from time to time to amend our charter to increase or decrease the aggregate number of shares of our stock or the number of shares of stock of any class or series that we have authority to issue, and from time to time to classify any unissued shares of common stock or preferred stock and to or reclassify any previously classified, but unissued, shares of common stock or preferred stock into one or more classes or series of stock and to issue such shares of stock so classified or

W. P. Carey 2012 10-K — 18

reclassified, without stockholder approval. See the section below titled “Our board of directors may modify our authorized shares of stock of any class or series and may create and issue a class or series of common stock or preferred stock without stockholder approval.”

Compliance or failure to comply with the Americans with Disabilities Act and other similar regulations could result in substantial costs.

Under the Americans with Disabilities Act, places of public accommodation must meet certain federal requirements related to access and use by disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If we are required to make unanticipated expenditures to one or more of our properties in order to comply with the Americans with Disabilities Act, then our cash flow and the amounts available to make distributions and payments to our stockholders may be adversely affected. We have not conducted an audit or investigation of all of our properties to determine our compliance and we cannot predict the ultimate cost of compliance with the ADA or other legislation.

Our properties are also subject to various federal, state and local regulatory requirements, such as state and local fire and life-safety requirements. We could incur fines or private damage awards if we fail to comply with these requirements. While we believe that our properties are currently in material compliance with these regulatory requirements, the requirements may change or new requirements may be imposed that could require significant unanticipated expenditures by us that will affect our cash flow and results of operations.

The occurrence of cyber incidents, or a deficiency in our cyber security, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure. We have implemented processes, procedures and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

Goodwill resulting from the consummation of the Merger may adversely affect our results of operations.

Potential impairment of goodwill resulting from the Merger could adversely affect our financial condition and results of operations. We assess our goodwill and other intangible assets and long-lived assets for impairment annually and more frequently when required by GAAP. We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill, other intangible assets, or long-lived assets could indicate that an impairment of the carrying value of such assets may have occurred that could result in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings. We are also required to write off a portion of goodwill whenever we dispose of a property that constitutes a business under GAAP from a reporting unit with goodwill. We allocate a portion of the reporting unit’s goodwill to that business in determining the gain loss on the disposal of the business. The amount of goodwill allocated to the business is based on the relative fair value of the business for the reporting unit.

Risks Related to REIT Structure

While we believe that we are properly organized as a REIT in accordance with applicable law, we cannot guarantee that the IRS will find that we have qualified as a REIT.

We believe that we are organized in conformity with the requirements for qualification as a REIT under the Internal Revenue Code (the “Code”) beginning with our 2012 taxable year (we expect the REIT election to be effective from February 15, 2012, the date of our incorporation), and that our current and anticipated investments and plan of operation will enable us to meet and continue to meet the requirements for qualification and taxation as a REIT under the Code. Investors should be aware, however, that the IRS or any court could take a position different from our own. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year.

Furthermore, our qualification and taxation as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy the quarterly asset tests under applicable Code provisions and Treasury Regulations will depend in part upon the our board of directors’ good faith analysis of the fair market values of our assets, some of which are not susceptible to a precise determination. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. While we believe that we will satisfy these tests, we cannot guarantee that this will be the case on a continuing basis.

W. P. Carey 2012 10-K — 19

If we fail to qualify as a REIT or fail to remain qualified as a REIT, we would be subject to federal income tax at corporate income tax rates and would not be able to deduct distributions to stockholders when computing our taxable income.

Prior to the consummation of the Merger and REIT Conversion, we were not treated as a REIT for federal income tax purposes. Following the consummation of the Merger and REIT Conversion, we believe that we are organized in conformity with the requirements for qualification as a REIT under the Code beginning with our 2012 taxable year. We expect the REIT election to be effective from February 15, 2012, the date of our incorporation. In order to qualify as a REIT, we plan to hold our non-qualifying REIT assets and conduct our non-qualifying REIT income activities in or through one or more taxable real estate investment trust subsidiaries (“TRSs”).

If, in any taxable year, we fail to qualify for taxation as a REIT, and are not entitled to relief under the Code:

•                       we will not be allowed a deduction for distributions to stockholders in computing our taxable income;

•                       we will be subject to federal and state income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates; and

•                       we would not be eligible to qualify as a REIT for the four taxable years following the year during which we were so disqualified.

Any such corporate tax liability could be substantial and would reduce the amount of cash available for distributions to our stockholders, which in turn could have an adverse impact on the value of our common stock. This adverse impact could last for five or more years because, unless we are entitled to relief under certain statutory provisions, we will be taxed as a corporation, beginning in the year in which the failure occurs, and we will not be allowed to re-elect to be taxed as a REIT for the following four years.

If we fail to qualify for taxation as a REIT, we may need to borrow funds or liquidate some investments to pay the additional tax liability. Were this to occur, funds available for investment would be reduced. REIT qualification involves the application of highly technical and complex provisions of the Code to our operations, as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of these provisions. Although we plan to continue to operate in a manner consistent with the REIT qualification rules, we cannot assure you that we will so qualify or remain so qualified.

If we fail to make required distributions, we may be subject to federal corporate income tax.

We intend to declare regular quarterly distributions, the amount of which will be determined, and is subject to adjustment, by our board of directors. To continue to qualify and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain the proposed quarterly distributions that approximate our taxable income, and we may fail to qualify for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, the creation of reserves or required debt service or amortization payments.

To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders for a calendar year is less than a minimum amount specified under the Code.

In addition, in order to continue to qualify as a REIT, any C-corporation earnings and profits to which we succeed (such as by a deemed liquidation of a taxable corporate subsidiary) must be distributed as of the close of the taxable year in which the REIT accumulates or acquires such C-corporation’s earnings and profits.

Because certain covenants in our debt instruments may limit our ability to make required REIT distributions, we could be subject to taxation.

Our existing Senior Credit Facility includes, and our future debt instruments may include, covenants that limit our ability to make required REIT distributions. If the limits set forth in these covenants prevent us from satisfying our REIT distribution requirements, we could fail to qualify for federal income tax purposes as a REIT. If the limits set forth in these covenants do not jeopardize our

W. P. Carey 2012 10-K — 20

qualification for taxation as a REIT but do nevertheless prevent us from distributing 100% of our REIT taxable income, we will be subject to federal corporate income tax, and potentially a nondeductible excise tax, on the retained amounts.

Because we will be required to satisfy numerous requirements imposed upon REITs, we may be required to borrow funds, sell assets, or raise equity on terms that are not favorable to us.

In order to meet the REIT distribution requirements and maintain our qualification and taxation as a REIT, we may need to borrow funds, sell assets or raise equity, even if the then-prevailing market conditions are not favorable for these borrowings, sales or offerings. Any insufficiency of our cash flows to cover our REIT distribution requirements could adversely impact our ability to raise short and long term debt, to sell assets, or to offer equity securities in order to fund distributions required to maintain our qualification and taxation as a REIT. Furthermore, the REIT distribution requirements may increase the financing we need to fund capital expenditures, future growth and expansion initiatives. This would increase our total leverage.

In addition, if we fail to comply with certain asset ownership tests at the end of any calendar quarter, we must generally correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification. As a result, we may be required to liquidate otherwise attractive investments. These actions may reduce our income and amounts available for distribution to our stockholders.

Because the REIT rules require us to satisfy certain rules on an ongoing basis, our flexibility or ability to pursue otherwise attractive opportunities may be limited.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our common stock. Thus, compliance with these tests will require us to refrain from certain activities and may hinder our ability to make certain attractive investments, including the purchase of non-qualifying assets, the expansion of non-real estate activities, and investments in the businesses to be conducted by our TRSs, and to that extent limit our opportunities and our flexibility to change our business strategy. Furthermore, acquisition opportunities in domestic and international markets may be adversely affected if we need or require the target company to comply with some REIT requirements prior to closing. In addition, our conversion to a REIT may result in investor pressures not to pursue growth opportunities that are not immediately accretive.

To meet our annual distribution requirements, we may be required to distribute amounts that may otherwise be used for our operations, including amounts that may otherwise be invested in future acquisitions, capital expenditures or repayment of debt and it is possible that we might be required to borrow funds, sell assets or raise equity to fund these distributions, even if the then-prevailing market conditions are not favorable for these borrowings, sales or offerings.

Because the REIT provisions of the Code limit our ability to hedge effectively, the cost of our hedging may increase, and we may incur tax liabilities.

The REIT provisions of the Code limit our ability to hedge assets as well as liabilities that are not incurred to acquire or carry real estate. Generally, income from hedging transactions that have been properly identified for tax purposes, and that we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets and income from certain currency hedging transactions related to our non-U.S. operations, does not constitute “gross income” for purposes of the REIT gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of the REIT gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs could be subject to tax on income or gains resulting from hedges entered into by them or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in any of our TRSs generally will not provide any tax benefit, except for being carried forward for use against future taxable income in the TRSs.

Because the REIT rules limit our ability to receive distributions from TRSs, our ability to fund distribution payments using cash generated through our TRSs may be limited.

Our ability to receive distributions from our TRSs is limited by the rules with which we must comply to maintain our status as a REIT. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from real estate-related sources, which principally includes gross income from the leasing of our properties. Consequently, no more than 25% of our gross income may consist of dividend income from our TRSs and other non-qualifying types of income. Thus, our ability to receive distributions from our TRSs may be limited and may impact our ability to fund distributions to our stockholders using cash flows from our TRSs. Specifically, if our TRSs became highly profitable, we might become limited in our ability to receive net income from our TRSs in an amount required to fund distributions to our stockholders commensurate with that profitability.

W. P. Carey 2012 10-K — 21

We intend to use TRSs, which may cause us to fail to qualify as a REIT.

The net income of our TRSs is not required to be distributed to us, and income that is not distributed to us generally will not be subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our securities in our TRSs and certain other non-qualifying assets to exceed 25% of the fair market value of our assets, we would fail to qualify as a REIT or not be as tax efficient.

Our ownership of our TRSs will be subject to limitations that could prevent us from growing our investment management business and our transactions with our TRSs could cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on an arm’s-length basis.

Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs, and compliance with this limitation could limit our ability to grow our investment management business. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations and will structure our transactions with our TRSs on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% TRS limitation or to avoid application of the 100% excise tax.

Because our board of directors determines in its sole discretion our dividend rate on a quarterly basis, our cash distributions are not guaranteed and may fluctuate.

Our board of directors, in its sole discretion, will determine on a quarterly basis the amount of cash to be distributed to our stockholders based on a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity, applicable provisions of the MGCL and other factors, including debt covenant restrictions that may impose limitations on cash payments, and future acquisitions and divestitures. Consequently, our distribution levels may fluctuate.

Because distributions payable by REITs generally do not qualify for reduced tax rates, the value of our common stock could be adversely affected.

Certain distributions payable by domestic or qualified foreign corporations to individuals, trusts and estates that are U.S. stockholders are currently eligible for federal income tax at a maximum rate of 20%. Distributions payable by REITs, in contrast, generally are not eligible for the current reduced rates unless the distributions are attributable to dividends received by the REIT from other corporations that would be eligible for the reduced rates. The more favorable rates applicable to regular corporate distributions could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock.

Even if we continue to qualify as a REIT, certain of our business activities will be subject to corporate level income tax and foreign taxes, which will continue to reduce our cash flows, and we will have potential deferred and contingent tax liabilities.

Even if we qualify for taxation as a REIT, we may be subject to certain federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income, and state, local or foreign income, franchise, property and transfer taxes. In addition, we could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Code to maintain qualification for taxation as a REIT.

Any TRS assets and operations would continue to be subject, as applicable, to federal and state corporate income taxes and to foreign taxes in the jurisdictions in which those assets and operations are located. Any of these taxes would decrease our earnings and our cash available for distributions to stockholders.

We will also be subject to a federal corporate level tax at the highest regular corporate rate (35% for year 2012) on all or a portion of the gain recognized from a sale of assets formerly held by any C-corporation that we acquire in a carry-over basis transaction occurring within a specified period (generally, ten years) after we acquire such assets, to the extent the built-in gain based on the fair market value of those assets on the effective date of the REIT election is in excess of our then tax basis. The tax on subsequently sold assets will be based on the fair market value and built-in gain of those assets as of the beginning of our holding period. Gains from a

W. P. Carey 2012 10-K — 22

sale of an asset occurring after the specified period ends will not be subject to this corporate level tax. We expect to have only a de minimis amount of assets subject to these corporate tax rules and do not expect to dispose of any significant assets subject to these corporate tax rules.

Because dividends received by non-U.S. stockholders are generally taxable, we may be required to withhold a portion of our distributions to such persons.

Ordinary dividends received by non-U.S. stockholders that are not effectively connected with the conduct of a U.S. trade or business generally are subject to United States withholding tax at a rate of 30%, unless reduced by an applicable income tax treaty. Additional rules will apply to any non-U.S. stockholders that will own more than 5% of our common stock with respect to certain capital gain distributions.

The ability of our board of directors to revoke our REIT qualification, without stockholder approval, may cause adverse consequences to our stockholders.

Our charter provides that the board of directors may revoke or otherwise terminate the REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a deduction for dividends paid to stockholders in computing our taxable income, and we will be subject to federal income tax at regular corporate rates and state and local taxes, which may have adverse consequences on the total return to our stockholders.

Federal income tax laws governing REITs and related interpretations may change at any time, and any such legislative or other actions affecting REITs could have a negative effect on us and our stockholders.

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Federal and state tax laws are constantly under review by persons involved in the legislative process, the IRS, the United States Department of the Treasury, and state taxing authorities. Changes to the tax laws, regulations and administrative interpretations, which may have retroactive application, could adversely affect us or our stockholders. We cannot predict with certainty whether, when, in what forms, or with what effective dates, the tax laws, regulations and administrative interpretations applicable to us or our stockholders may be changed. Accordingly, we cannot assure you that any such change will not significantly affect our ability to qualify for taxation as a REIT or the federal income tax consequences to you or us of such qualification.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal corporate offices are located at 50 Rockefeller Plaza, New York, NY 10020, and our primary international investment offices are located in London and Amsterdam. We also have office space domestically in Dallas, Texas and internationally in Shanghai. We lease all of these offices and believe these leases are suitable for our operations for the foreseeable future.

See Item 1, Business — Our Portfolio for a discussion of the properties we hold for rental operations and Part II, Item 8, Financial Statements and Supplemental Data — Schedule III — Real Estate and Accumulated Depreciation for a detailed listing of such properties.

Item 3. Legal Proceedings.

At December 31, 2012, we were not involved in any material litigation.

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

W. P. Carey 2012 10-K — 23

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock and Distributions

Our common stock is listed on the New York Stock Exchange under the ticker symbol “WPC.” At December 31, 2012 there were approximately 11,246 holders of record of our common stock. The following table shows the high and low prices per share and quarterly cash distributions declared for the past two fiscal years:

	2012 (a)			2011 (a)
			Cash			Cash
			Distributions			Distributions
Period	High	Low	Declared	High	Low	Declared
First quarter	$49.70	$41.28	$0.565	$38.00	$29.75	$0.512
Second quarter	48.39	39.66	0.567	41.82	34.75	0.550
Third quarter	53.85	43.25	0.650	42.72	32.76	0.560
Fourth quarter	54.70	45.94	0.660	44.71	34.50	0.563

As described in Note 12, our Senior Credit Facility contains covenants that restrict the amount of distributions that we can pay.

Stock Price Performance Graph

The graph below provides an indicator of cumulative total stockholder returns for our common stock for the period December 31, 2007 to December 31, 2012 compared with the S&P 500 Index and the FTSE NAREIT Equity REITs Index. The graph assumes a $100 investment on December 31, 2007, together with the reinvestment of all dividends.

____________

(a)         Prices in the tables above relate to the prices of the Listed Shares of our predecessor through the date of the Merger and those of our common stock thereafter.

W. P. Carey 2012 10-K — 24

	At December 31,
	2007	2008	2009	2010	2011	2012
W. P. Carey Inc. (a)	$100.00	$75.89	$97.86	$118.50	$163.92	$219.58
S&P 500 Index	100.00	63.00	79.68	91.68	93.61	108.59
FTSE NAREIT Equity REITs Index	100.00	62.27	79.70	101.99	110.45	130.39

___________

(a)         Prices in the table above relate to the prices of the Listed Shares of our predecessor through the date of the Merger and those of our common stock thereafter.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Securities Authorized for Issuance Under Equity Compensation Plans

This information will be contained in our definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended December 31, 2012:

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2012 Period	shares purchased (a)	paid per share	plans or program (a)	plans or program (a)
October	410,964	$48.67	N/A	N/A
November	-	-	N/A	N/A
December	-	-	N/A	N/A
Total	410,964

____________

(a)         These shares were repurchased pursuant to the share purchase agreement that our predecessor entered into with the Estate shareholders on July 23, 2012 (Note 4).

W. P. Carey 2012 10-K — 25

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share data):

	Years Ended December 31,
	2012	2011	2010	2009	2008
Operating Data (a)
Revenues from continuing operations (b) (c)	$373,995	$327,784	$260,645	$217,190	$219,525
Income from continuing operations (b) (c)	79,371	151,993	83,835	59,830	63,527

Net income	62,779	139,138	74,951	70,568	78,605
Add: Net (income) loss attributable to noncontrolling interests	(607)	1,864	314	713	950
Add: Net income attributable to redeemable noncontrolling interests	(40)	(1,923)	(1,293)	(2,258)	(1,508)
Net income attributable to W. P. Carey	62,132	139,079	73,972	69,023	78,047

Basic Earnings Per Share:
Income from continuing operations attributable to W. P. Carey	1.65	3.76	2.08	1.46	1.60
Net income attributable to W. P. Carey	1.30	3.44	1.86	1.74	1.98

Diluted Earnings Per Share:
Income from continuing operations attributable to W. P. Carey	1.62	3.74	2.08	1.47	1.58
Net income attributable to W. P. Carey	1.28	3.42	1.86	1.74	1.95

Cash distributions declared per share (d)	2.44	2.19	2.03	2.00	1.96

Balance Sheet Data
Net investments in real estate (e)	$3,241,199	$1,217,931	$946,975	$884,460	$918,741
Total assets	4,609,042	1,462,623	1,172,326	1,093,336	1,111,136
Long-term obligations (f)	1,968,397	589,369	396,982	326,330	326,874

Other Information
Net cash provided by operating activities	$80,643	$80,116	$86,417	$74,544	$63,247
Cash distributions paid	113,867	85,814	92,591	78,618	87,700
Payments of mortgage principal (g)	54,964	25,327	14,324	9,534	9,678

____________

(a)         Certain prior year amounts have been reclassified from continuing operations to discontinued operations.

(b)         The year ended December 31, 2012 includes the impact of the Merger, which was completed on September 28, 2012 (Note 3).

(c)         The year ended December 31, 2011 includes $52.5 million of incentive, termination and subordinated disposition revenue recognized in connection with the CPA®:14/16 Merger.

(d)         The year ended December 31, 2009 excludes a special distribution of $0.30 per share paid in January 2010 to shareholders of record at December 31, 2009.

(e)          Net investments in real estate consists of Net investments in properties, Net investments in direct financing leases, Equity investments in real estate and the Managed REITs, Real estate under construction and Assets held for sale, as applicable.

(f)           Represents non-recourse mortgages and note obligations. The year ended December 31, 2012 includes the $175.0 million Term Loan Facility (Note 12), which was drawn down in full in connection with the Merger (Note 3).

(g)          Represents scheduled mortgage principal payments.

W. P. Carey 2012 10-K — 26

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

Business Overview

We provide long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and manage a global investment portfolio of 1,007 properties, including our owned portfolio. Our business operates in two segments — Real Estate Ownership and Investment Management, as described below. On September 28, 2012, as part of a plan to reorganize the business operations of W. P. Carey & Co. LLC in order to qualify as a REIT for U. S. federal income tax purposes, W. P. Carey & Co. LLC merged with and into W. P. Carey Inc., with W. P. Carey Inc. as the surviving corporation, which we refer to as the Merger. Additionally, on September 28, 2012, CPA®:15 merged with our subsidiary, with CPA®:15 surviving as our indirect wholly-owned subsidiary. As a result of both transactions, we succeeded to all of the businesses, assets and liabilities of each of W. P. Carey & Co. LLC and CPA®:15, and own all the assets previously held by, and carry on the business of each of, W. P. Carey & Co. LLC and CPA®:15. We now hold substantially all of our real estate assets, including the assets acquired from CPA®:15, in our Real Estate Ownership segment, while the activities conducted by our Investment Management segment subsidiaries are organized under TRSs (Note 3).

Real Estate Ownership — We own and invest in commercial properties in the U.S. and Europe that are then leased to companies, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property

We earn lease revenues from our wholly-owned and co-owned real estate investments. In addition, we generate equity income through our investments in the shares of the Managed REITs. In addition, through our special member interests in the operating partnerships of the Managed REITs, we participate in the cash flows of those REITs. Lastly, we earn other real estate revenues through our investments in self-storage facilities and hotels in the U.S.

Investment Management — We earn revenue as the advisor to the Managed REITs. For the periods presented, we acted as advisor to the following affiliated, publicly-owned, non-listed Managed REITs: CPA®:14 (through the date of the CPA®:14/16 Merger), CPA®:15 (through the date of the Merger), CPA®: 16 — Global, CPA®: 17 — Global, and CWI. Under the advisory agreements with the Managed REITs, we perform various services, including but not limited to the day-to-day management of the Managed REITs and transaction-related services. We structure and negotiate investments and debt placement transactions for the Managed REITs, for which we earn structuring revenue, and we manage their portfolios of real estate investments, for which we earn asset-based management revenue.

While we are raising funds for a Managed REIT, the REIT reimburses us for certain costs, primarily broker-dealer commissions paid on its behalf and marketing and personnel costs. The Managed REITs also reimburse us for many of our costs associated with the evaluation of transactions on their behalf that are not completed.

We also earn wholesaling fees and dealer manager fees in connection with the initial public offerings of the Managed REITs. We reimburse, or “re-allow,” all or a portion of the dealer manager fees to selected dealers in the offerings. Dealer manager fees that are not re-allowed are classified as wholesaling revenue. Wholesaling revenue earned is generally offset by underwriting costs incurred in connection with the offerings.

W. P. Carey 2012 10-K — 27

Financial Highlights

Our results for the years ended December 31, 2012 and 2011 included the following significant unusual items:

•                  Increased lease revenue of $61.9 million for the year ended December 31, 2012 as compared to 2011 primarily due to income generated from properties acquired in the Merger;

•                  Costs incurred in connection with the Merger of $31.7 million in 2012; and

•                  Non-recurring revenues of $52.5 million earned in 2011 in connection with providing a liquidity event for CPA®:14 stockholders, through the CPA®:14/16 Merger, in May 2011.

•                  Share dilution created by the issuance of 28,170,643 shares on September 28, 2012 to stockholders of CPA®: 15 in connection with the Merger.

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Total revenues (excluding reimbursed costs from affiliates)	$275,750	$262,955	$200,622
Net income attributable to W. P. Carey	62,132	139,079	73,972

Net cash provided by operating activities	80,643	80,116	86,417
Net cash provided by (used in) investing activities	126,466	(126,084)	(37,843)
Net cash (used in) provided by financing activities	(113,292)	10,502	(1,548)

Cash distributions paid	113,867	85,814	92,591

Supplemental financial measure:
Funds from operations - as adjusted (AFFO)	180,631	188,853	130,870

We consider the performance measures listed above, including Funds from operations — as adjusted (“AFFO”), a supplemental measure that is not defined by GAAP (“non-GAAP”), to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on increasing and enhancing the value, quality and amount of assets under management by our Investment Management segment and the ability to generate the cash flow necessary to meet our objectives in our Real Estate Ownership segment. Results of operations by reportable segment are described below in Results of Operations. See Supplemental Financial Measures below for our definition of AFFO and a reconciliation to its most directly comparable GAAP measure.

Total revenues increased in 2012 as compared to 2011. The increase in revenues from our Real Estate Ownership segment was primarily due to revenues from the properties we acquired in the Merger in September 2012 and, to a lesser extent, from properties we purchased in May 2011 from CPA®:14 in connection with the CPA®:14/16 Merger. Revenues from our Investment Management segment decreased during the year primarily due to the incentive, termination and subordinated disposition revenue recognized in connection with providing a liquidity event for CPA®:14 stockholders through the CPA®:14/16 Merger in May 2011, while in 2012 we waived the subordinated disposition and termination fees we would have been entitled to receive from CPA®:15 upon its liquidation through the Merger pursuant to the terms of our advisory agreement with CPA®:15.

Net income attributable to W. P. Carey decreased in 2012 as compared to 2011. Results from operations in our Real Estate Ownership segment were lower during the current year as compared to 2011, primarily due to costs incurred in connection with the Merger. Results from operations in our Investment Management segment decreased during the current year primarily due to the incentive, termination and subordinated disposition revenue recognized in connection with the CPA®:14/16 Merger in 2011 that we did not receive in connection with the Merger in 2012.

Cash flow from operating activities increased slightly during 2012 as compared to 2011. Operating cash flows generated by the properties acquired in the Merger was substantially offset by the subordinated disposition revenue received from CPA®:14 upon completion of the CPA®:14/16 Merger in May 2011 that we did not receive in connection with the Merger in 2012.

W. P. Carey 2012 10-K — 28

Our annualized cash distribution increased to $2.64 per share for the year ended December 31, 2012, from $2.25 per share in 2011. The increase primarily reflects earnings generated from growth in our owned real estate portfolio and our increased ownership in, and our participation in the cash flows of, CPA®:16 — Global as a result of the CPA®:14/16 Merger, as well as the additional income anticipated to result from the Merger.

Our AFFO supplemental measure decreased in 2012 as compared to 2011, primarily due to the incentive, termination and subordinated disposition income recognized in connection with the CPA®:14/16 Merger in 2011 that we did not receive in connection with the Merger in 2012. Asset Management revenue decreased in 2012 because performance fees were no longer received from CPA®:14 after the CPA®:14/16 Merger, or from CPA®:16 — Global after the CPA®:16 — Global UPREIT Reorganization, both of which occurred in May 2011 (Note 4), and because asset management fees and performance fees are no longer being received from CPA®:15 after the Merger in September 2012. These decreases were partially offset by an increase in AFFO in our Real Estate Ownership segment in 2012 primarily as a result of income earned from the properties we purchased from CPA®:14 in 2011 in connection with the CPA®:14/16 Merger and those we acquired from CPA®:15 in the Merger as well as income generated from our equity interests in the Managed REITs, including our $121.0 million incremental investment in CPA®:16 — Global in connection with the CPA®:14/16 Merger.

How We Evaluate Results of Operations

We evaluate our results of operations with a primary focus on increasing and enhancing the value, quality and amount of assets under management by our Investment Management segment and seeking to increase value in our Real Estate Ownership segment. We focus our efforts on improving underperforming assets through re-leasing efforts, including negotiation of lease renewals, or selectively selling assets in order to increase value in our real estate portfolio. The ability to increase assets under management by structuring investments on behalf of the Managed REITs is affected, among other things, by the Managed REITs’ ability to raise capital and our ability to identify and enter into appropriate investments and financing.

Our evaluation of operating results includes our ability to generate necessary cash flow in order to fund distributions to our stockholders. As a result, our assessment of operating results gives less emphasis to the effects of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges such as depreciation and impairment charges. We do not consider unrealized gains and losses resulting from short-term foreign currency fluctuations when evaluating our ability to fund distributions. Our evaluation of our potential for generating cash flow includes an assessment of the long-term sustainability of both our real estate portfolio and the assets we manage on behalf of the Managed REITs.

We consider cash flows from operating activities, cash flows from investing activities, cash flows from financing activities and certain non-GAAP performance metrics to be important measures in the evaluation of our results of operations, liquidity and capital resources. Cash flows from operating activities are sourced primarily by revenues earned from structuring investments and providing asset-based management services on behalf of the Managed REITs and long-term lease contracts from our real estate ownership. Our evaluation of the amount and expected fluctuation of cash flows from operating activities is essential in evaluating our ability to fund operating expenses, service debt and fund distributions to stockholders.

We focus on measures of cash flows from investing activities and cash flows from financing activities in our evaluation of our capital resources. Investing activities typically consist of the acquisition or disposition of investments in real property and the funding of capital expenditures with respect to real properties. Financing activities primarily consist of the payment of distributions to stockholders, borrowings and repayments under our lines of credit and the payment of mortgage principal amortization.

W. P. Carey 2012 10-K — 29

Results of Operations

We evaluate our results of operations by our two primary reportable segments — Real Estate Ownership and Investment Management. Effective January 1, 2011, we include our equity investments in the Managed REITs in our Real Estate Ownership segment. The equity income or loss from the Managed REITs that is now included in our Real Estate Ownership segment represents our proportionate share of the revenue less expenses of the net-leased properties held by the Managed REITs. This treatment is consistent with that of our directly-owned properties. Results for 2010 have been reclassified to conform to the current period presentation.

Effective April 1, 2012, we include cash distributions and deferred revenue received and earned from the operating partnerships of CPA®:16 – Global, CPA®:17 – Global and CWI in our Real Estate Ownership segment. Results for 2011 and 2010 have been reclassified to conform to the current period presentation. A summary of comparative results of these business segments is as follows:

Real Estate Ownership (in thousands)

	Years Ended December 31,
	2012	2011	Change	2011	2010	Change
Revenues
Lease revenues:
Rental income	$108,707	$52,360	$56,347	$52,360	$41,940	$10,420
Interest income from direct financing leases	15,796	10,278	5,518	10,278	9,542	736
Total lease revenues	124,503	62,638	61,865	62,638	51,482	11,156
Other real estate income	26,312	22,499	3,813	22,499	17,273	5,226
	150,815	85,137	65,678	85,137	68,755	16,382
Operating Expenses
Depreciation and amortization	(45,046)	(20,883)	(24,163)	(20,883)	(13,657)	(7,226)
Property expenses	(13,041)	(10,145)	(2,896)	(10,145)	(8,009)	(2,136)
General and administrative	(39,748)	(4,454)	(35,294)	(4,454)	(4,419)	(35)
Other real estate expenses	(9,850)	(10,784)	934	(10,784)	(8,121)	(2,663)
Impairment charges	(10,467)	1,365	(11,832)	1,365	(1,140)	2,505
	(118,152)	(44,901)	(73,251)	(44,901)	(35,346)	(9,555)
Other Income and Expenses
Other interest income	311	91	220	91	124	(33)
Income from equity investments in real estate and the Managed REITs	62,392	51,228	11,164	51,228	30,992	20,236
Gain on change in control of interests	20,744	27,859	(7,115)	27,859	781	27,078
Other income and (expenses)	3,207	4,412	(1,205)	4,412	292	4,120
Interest expense	(50,573)	(21,770)	(28,803)	(21,770)	(15,636)	(6,134)
	36,081	61,820	(25,739)	61,820	16,553	45,267
Income from continuing operations before income taxes	68,744	102,056	(33,312)	102,056	49,962	52,094
Provision for income taxes	(4,012)	(2,243)	(1,769)	(2,243)	(2,154)	(89)
Income from continuing operations	64,732	99,813	(35,081)	99,813	47,808	52,005
Loss from discontinued operations	(16,592)	(12,855)	(3,737)	(12,855)	(8,884)	(3,971)
Net income from real estate ownership	48,140	86,958	(38,818)	86,958	38,924	48,034
Less: Net income attributable to noncontrolling interests	(3,245)	(678)	(2,567)	(678)	(2,058)	1,380
Net income from real estate ownership attributable to W. P. Carey	$44,895	$86,280	$(41,385)	$86,280	$36,866	$49,414

W. P. Carey 2012 10-K — 30

The following tables present other operating data that management finds useful in evaluating results of operations:

	As of December 31,
	2012	2011	2010
Occupancy - WPC (a)	98.7%	93.0%	89.0%
Total net-leased properties - WPC (a)	423	157	163
Total operating properties - WPC (b)	22	22	22
Total net-leased properties - Managed REITs	705	816	827
Total operating properties - Managed REITs (b)	69	49	3

	For the Years Ended December 31,
	2012	2011	2010
Financings structured - WPC ($ millions) (c)	198.8	469.8	70.3
New investments - WPC - consolidated ($ millions) (d)	24.6	-	88.6
New investments - WPC - equity investments ($ millions)	1.3	-	-
Investments structured - Managed REITs ($ millions) (e)	1,207.6	1,229.5	1,048.1
Average U. S. dollar/euro exchange rate (f)	1.2861	1.3926	1.3279
U.S. Consumer Price Index (g)	229.6	225.7	219.2

____________

(a)         Amounts as of December 31, 2012 reflect 305 properties acquired from CPA®:15 in the Merger in 2012 with a total fair value of approximately $1.8 billion (Note 3). Amounts as of December 31, 2011 reflect the acquisition of the remaining interests in three properties from CPA®:14 in connection with the CPA®:14/16 Merger in May 2011 for approximately $119.4 million (Note 4).

(b)         Operating properties comprise self-storage properties and hotels that are managed by third parties. WPC’s operating properties are all self-storage properties with the exception of one hotel for all periods presented.

(c)          The year ended December 31, 2012 includes the $175.0 million Term Loan Facility obtained in connection with the Merger (Note 3). The year ended December 31, 2011 includes a $200.0 million increase in borrowing capacity obtained on our then-existing unsecured Line of Credit.

(d)         Amount for the year ended December 31, 2012 does not include our acquisition of 52.63% ownership interest in Marcourt Investments Inc.

(e)          Includes properties owned by CPA®:16 – Global and CPA®:17 – Global for all periods. Includes properties owned by CPA®:14 through the date of the CPA®:14/16 Merger in May 2011. Includes properties owned by CPA®:15 through the date of the Merger on September 28, 2012. Includes properties owned by CWI from the date of its first investment in May 2011. For loans, amount includes funding through December 31, 2012.

(f)           The average conversion rate for the U.S. dollar in relation to the euro decreased during the year ended December 31, 2012 as compared to 2011 and increased during the year ended December 31, 2011 as compared to 2010, resulting in a negative impact on earnings in 2012 and a positive impact on earnings in 2011 from our euro-denominated investments.

(g)         Many of our domestic lease agreements and those of the Managed REITs include contractual increases indexed to the change in the U. S. CPI.

W. P. Carey 2012 10-K — 31

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our consolidated real estate investments (in thousands):

	Years Ended December 31,
Lessee	2012	2011	2010
U-Haul Moving Partners Inc. (a) (b)	$8,152	$-	$-
Federal Express Corporation (c)	7,289	4,922	275
CheckFree Holdings, Inc. (b)	5,342	5,216	5,103
OBI Group (a) (b) (d) (e)	4,925	1,050	979
Marcourt Investments Inc. (a)	4,878	-	-
The American Bottling Company (f)	4,488	4,943	4,390
Amylin Pharmaceuticals, Inc. (c)	4,361	2,908	-
Bouygues Telecom, S.A. (b) (d)	4,090	4,002	3,852
Carrefour France, SAS (d) (g)	3,961	-	-
JP Morgan Chase Bank, N.A. (h)	3,926	3,862	3,448
Google, Inc. (formerly leased to Omnicom Group Inc.) (i)	3,887	2,173	1,518
Hellweg Die Profi-Baumarkte GmbH & Co KG (Hellweg 1) (a) (d)	3,813	-	-
Orbital Sciences Corporation (j)	3,312	3,312	3,611
True Value Company (a) (b)	3,234	-	-
Eroski Sociedad Cooperativa (b) (d) (k)	2,989	3,235	1,710
AutoZone, Inc. (f)	2,332	2,818	2,241
Quebecor Printing, Inc.	1,986	1,936	1,916
Sybron Dental Specialties Inc.	1,979	1,596	1,816
Unisource Worldwide, Inc.	1,926	1,926	1,923
Pohjola Non-Life Insurance Company LTD (a) (d)	1,885	-	-
TietoEnator Plc (a) (b) (d)	1,858	-	-
Jarden Corp.	1,720	1,614	1,614
Eagle Hardware & Garden, a subsidiary of Lowe’s Companies	1,587	1,492	1,568
Sprint Spectrum, L.P.	1,555	1,486	1,425
BE Aerospace, Inc.	1,534	1,580	1,580
Police Prefecture, French Government (a) (b) (d)	1,405	-	-
Foster Wheeler AG (a)	1,244	-	-
Enviro Works, Inc.	1,203	1,216	1,255
Other (b) (d) (l)	33,642	11,351	11,258
	$124,503	$62,638	$51,482

____________

(a)         We acquired this investment from CPA®:15 in the Merger (Note 3).

(b)         These revenues are generated in consolidated investments, generally with our affiliates, and on a combined basis include lease revenues applicable to noncontrolling interests totaling $11.6 million, $2.6 million and $3.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(c)          In connection with the CPA®:14/16 Merger, we purchased the remaining interest in this investment from CPA®:14 in May 2011 (Note 4). Subsequent to the acquisition, we consolidate this investment. We had previously accounted for this investment under the equity method.

(d)         We acquired an additional interest in this investment from CPA®:15 in the Merger.

(e)          Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the euro during the year ended December 31, 2012 decreased by approximately 7.6% in comparison to 2011 and increased by approximately 4.9% during the year ended December 31, 2011 as compared to 2010, resulting in a negative impact on lease revenues in 2012 and a positive impact on lease revenues in 2011 for our euro-denominated investments. The increase was due to a lease restructuring in the second quarter of 2012.

(f)           The increase in 2011 was due to an out-of-period adjustment (Note 2).

(g)          In the Merger, we acquired the remaining interest in this investment from CPA®:15. Subsequent to the acquisition, we consolidated this investment. We had previously accounted for this investment under the equity method.

W. P. Carey 2012 10-K — 32

(h)         We acquired this investment in February 2010.

(i)             In November 2011, we and the tenant completed the renovation at this facility, at which time we started to recognize deferred rental income on the tenant-funded portion of the renovation.

(j)            We completed an expansion at this facility in January 2010, at which time we recognized deferred rental income of $0.3 million.

(k)         We acquired this investment in June 2010.

(l)             The increase in 2012 primarily relates to the investments obtained in the CPA®:15 Merger, which accounts for $21.6 million of the 2012 total.

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these investments from both continuing and discontinued operations. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (dollars in thousands):

	Ownership Interest	Years Ended December 31,
Lessee	at December 31, 2012	2012	2011	2010
Hellweg Die Profi-Baumarkte GmbH & Co. KG (“Hellweg 2”) (a) (b)	45%	$34,518	$-	$-
The New York Times Company	18%	27,588	27,796	26,768
Carrefour France, SAS (a) (c)	100%	13,359	20,228	19,618
Schuler A.G. (a)	67%	6,288	6,555	6,208
U. S. Airways Group, Inc.	75%	4,400	4,421	4,421
C1000 Logistiek Vastgoed B. V. (a) (b)	15%	3,640	-	-
Advanced Micro Devices (b)	33%	2,986	-	-
Hologic, Inc.	(c)	2,862	3,623	3,528
Consolidated Systems, Inc.	60%	1,847	1,933	1,831
Médica – France, S.A. (a)	(d)	1,753	6,789	6,447
Symphony IRI Group, Inc. (e)	(c)	1,632	2,182	4,164
The Talaria Company (Hinckley) (b)	30%	1,278	-	-
Childtime Childcare, Inc.	(c)	931	1,258	1,303
Del Monte Corporation (b)	50%	882	-	-
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (a) (b)	33%	808	-	-
PETsMart, Inc. (b)	30%	563	-	-
SaarOTEC (a) (b)	50%	536	-	-
Builders FirstSource, Inc. (b)	40%	341	-	-
Wanbishi Archives Co. Ltd (f) (g)	3%	279
The Upper Deck Company (b)	50%	-	-	-
Federal Express Corporation	(h)	-	2,391	7,121
Amylin Pharmaceuticals, Inc.	(h)	-	1,342	4,027
The Retail Distribution Group	(i)	-	-	206
		$106,491	$78,518	$85,642

____________

(a)         Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the euro during the year ended December 31, 2012 decreased by approximately 7.6% in comparison to 2011 and increased by approximately 4.9% during the year ended December 31, 2011 as compared to 2010, resulting in a negative impact on lease revenues in 2012 and a positive impact on lease revenues in 2011 for our euro-denominated investments.

(b)         We acquired our interest in this investment from CPA®:15 in the Merger (Note 3).

(c)          In connection with the Merger, we purchased the remaining interest in this investment from CPA®:15. Subsequent to the Merger, we own 100% and consolidate this investment (Note 3).

(d)         In April 2012, this jointly-owned entity sold its interests in the investment. Results of operations for this investment were classified as a discontinued operation by the entity that holds the controlling interest for all periods presented.

(e)          In June 2011, this jointly-owned entity sold one of its properties and distributed the proceeds to the investment’s partners.

(f)           Dollar amounts shown are based on the exchange rate of the Japanese yen at December 31, 2012.

(g)          We acquired our interest in this investment in December 2012.

W. P. Carey 2012 10-K — 33

(h)         In the CPA®:14/16 Merger, we acquired the remaining interest in this investment from CPA®:14 (Note 4). Subsequent to the acquisition, we consolidate this investment.

(i)             In March 2010, the jointly-owned entity completed the sale of this property, and as a result, we have no further economic interest in this venture.

Lease Revenues

As of December 31, 2012, 70% of our net leases, based on annualized contractual minimum base rent, provide for adjustments based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 23% of our net leases on that same basis have fixed rent adjustments, which contractual minimum base rent is scheduled to increase by an average of 4% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies.

During the year ended December 31, 2012, we signed 22 leases totaling approximately 2.0 million square feet of leased space. Of these leases, three were with new tenants and 19 were lease renewals or extensions with existing tenants. The average new rent for these leases was $7.37 per square foot and the average former rent was $8.80 per square foot, reflecting current market conditions. We provided tenant improvement allowances and other incentives totaling $3.0 million on two of these leases. In addition, through the Merger, we acquired properties with 76 tenants with an average remaining lease term of 9.7 years.  In 2011, CPA®:15 recorded lease revenues of $242.2 million.

During the year ended December 31, 2011, we signed 20 leases, totaling approximately 0.9 million square feet of leased space. Of these leases, there were two new tenants and there were 18 lease renewals or short-term extensions with existing tenants. Under the 20 leases, the average new rent was $9.75 per square foot, and the average former rent was $9.06 per square foot. Five of the 22 tenants had tenant improvement allowances or concessions totaling approximately $6.9 million, of which $6.4 million related to a lease of a repositioned asset to a tenant.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, lease revenues increased by $61.9 million, primarily due to the properties we acquired from CPA®:15 in the Merger in 2012 and from CPA®:14 in connection with the CPA®:14/16 Merger, which contributed to increases in lease revenues of $57.3 million and $3.8 million, respectively, in 2012.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, lease revenues increased by $11.2 million, primarily due to $9.4 million of lease revenues generated from new investments we entered into during 2010 and 2011, including the properties we purchased in May 2011 from CPA®:14 in connection with the CPA®:14/16 Merger (Note 4). In addition, lease revenues increased by $0.9 million as a result of an out-of-period adjustment recorded in the fourth quarter of 2011 (Note 2) and $0.8 million as a result of scheduled rent increases at several properties. These increases were partially offset by the impact of tenant activity, including lease restructurings, lease expirations and property sales, which resulted in a reduction to lease revenues of $1.0 million.

Other Real Estate Income

Other real estate income generally consists of revenue from Carey Storage Management LLC (“Carey Storage”), a subsidiary that holds investments in domestic self-storage properties, and Livho Inc. (“Livho”), a subsidiary that operates a hotel under a franchise agreement in Livonia, Michigan. Other real estate income also includes lease termination payments and other non-rent related revenues from real estate ownership.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, other real estate income increased by $3.8 million primarily due to $1.8 million of income related to certain properties we acquired from CPA®:15 in the Merger, bankruptcy and easement proceeds of $0.8 million related to two of our tenants and increased revenue from our Livho and Carey Storage subsidiaries totaling $1.4 million. The increase in income from Carey Storage was primarily a result of higher rental income and the increase in income from Livho was primarily due to increased occupancy rates in 2012.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, other real estate income increased by $5.2 million, primarily due to an increase of $3.2 million in income generated from the eight self-storage properties acquired during the third quarter of 2010 and an increase in reimbursable tenant costs of $1.9 million. Reimbursable tenant costs are recorded as both revenue and expenses and therefore have no net impact on our results of operations.

W. P. Carey 2012 10-K — 34

Depreciation and Amortization

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, depreciation and amortization increased by $24.2 million primarily due to increases totaling $22.8 million related to the properties we acquired in the Merger.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, depreciation and amortization increased by $7.2 million. Depreciation and amortization increased by $5.6 million as a result of our 2011 and 2010 investment activity, including $4.7 million attributable to the properties we purchased from CPA®:14 in May 2011 (Note 5). In addition, depreciation and amortization increased by $2.2 million as a result of an out-of-period adjustment recorded in the fourth quarter of 2011 (Note 2). These increases were partially offset by a decrease in amortization of $0.6 million as a result of certain lease intangible assets becoming fully amortized in 2010.

Property Expenses

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, property expenses increased by $2.9 million, of which $2.8 million related to properties we acquired in the Merger from CPA®:15.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, property expenses increased by $2.1 million, primarily due to an increase in reimbursable tenant costs of $1.9 million and a $0.6 million performance fee paid to a third-party manager on a foreign property as a result of meeting its performance criteria.

General and Administrative

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, general and administrative expenses increased by $35.3 million primarily due to costs incurred in connection with the Merger of $31.7 million.

Other Real Estate Expenses

Other real estate expenses generally consist of operating expenses related to Carey Storage and Livho as described in “Other Real Estate Income” above.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, other real estate expenses decreased by $0.9 million, due to a $0.9 million overall decrease in general operating expenses in Livho and our self-storage properties.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, other real estate expenses increased by $2.7 million, primarily due to an increase of $1.8 million in operating expenses as a result of the acquisition of eight self-storage properties during 2010. In addition, operating expenses from Livho increased by $0.9 million in 2011 as compared to 2010.

Impairment Charges

Our impairment charges are more fully described in Note 11. Impairment charges related to our continuing real estate ownership operations were as follows (in thousands):

	Years Ended December 31,
Lessee	2012	2011	2010	Triggering Event
Livho	$10,467	$-	$-	Decrease in fair value and estimated holding period
The American Bottling Company	-	(868)	-	Decline in unguaranteed residual value of properties
Others	-	(497)	1,140	Tenants not renewing leases or vacated; anticipated sales; and decline in unguaranteed residual value of properties
Total	$10,467	$(1,365)	$1,140

See Income from Equity Investments in Real Estate and the Managed REITs and Loss from Discontinued Operations below for additional impairment charges incurred.

W. P. Carey 2012 10-K — 35

Income from Equity Investments in Real Estate and the Managed REITs

Income from equity investments in real estate and the Managed REITs represents our proportionate share of net income or loss (revenue less expenses) from our interests in unconsolidated real estate investments and our investments in the Managed REITs. In addition, we are entitled to receive distributions of Available Cash from the operating partnerships of CPA®:17 – Global, CWI and, subsequent to the CPA®:14/16 Merger and related CPA®:16 – Global UPREIT Reorganization (Note 4), CPA®:16 – Global. Subsequent to the CPA®:16 – Global UPREIT Reorganization, we also recognize amortization of deferred revenue related to our special member interest in CPA®:16 – Global’s operating partnership. The net income of the Managed REITs fluctuates based on the timing of transactions, such as new leases and property sales, as well as the level of impairment charges.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, income from equity investments in real estate increased by $11.2 million, primarily due to (i) a $14.5 million increase in distributions of Available Cash received and earned and a $2.8 million increase in deferred revenue earned, from the operating partnership of CPA®:17 – Global as a result of new investments CPA®:17 – Global entered into during 2012 and 2011, and the operating partnership of CPA®:16 – Global due to the new fee arrangement with CPA®:16 – Global resulting from the CPA®:16 – Global UPREIT Reorganization in May 2011 (Note 4); (ii)  our $15.1 million share of the net gain recognized by a jointly-owned entity upon selling its equity shares in the Médica investment in the second quarter of 2012; and (iii) a $1.2 million increase in equity income as a result of new equity investments we acquired from CPA®:15 through the Merger. These increases were partially offset by (i) other-than-temporary impairment charges of $9.9 million recorded during 2012 on our special membership interest in CPA®:16 – Global’s operating partnership to reduce the carrying value of our interest in the operating partnership to its estimated fair value (Note 7), (ii) our $7.4 million share of the net gains recognized in the second quarter of 2011 by CPA®:14 related to the sale of certain of its assets to us, CPA®:17 – Global and third parties in connection with the CPA®:14/16 Merger (Note 4); and (iii) our $5.0 million share of a bargain purchase gain recognized by CPA®:16 – Global during the 2011 period because the fair value of CPA®:14 exceeded the consideration paid in the CPA®:14/16 Merger;.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, income from equity investments in real estate increased by $20.2 million, primarily due to a $11.1 million increase in distributions of Available Cash received and earned and a $5.7 million increase in deferred revenue earned, from the operating partnership CPA®:17 – Global as a result of new investments CPA®:17 – Global entered into during 2011 and the operating partnership of CPA®:16 – Global due to the new fee arrangement with CPA®:16 – Global resulting from the CPA®:16 – Global UPREIT Reorganization in May 2011 (Note 4); and an increase in equity income from the Managed REITs totaling $6.4 million. Results of operations from the Managed REITs during 2011 included the following gains and expenses: net gains of $78.8 million from the CPA®:14/16 Merger, of which our share was approximately $7.4 million; a bargain purchase gain for CPA®:16 – Global of $28.7 million because the fair value of CPA®:14 exceeded the CPA®:14/16 Merger consideration, of which our share was approximately $5.0 million; a net gain of $33.5 million on the sales of several properties and the extinguishment of several related mortgage loans, of which our share was approximately $3.7 million; impairment charges totaling $61.7 million, of which our share was approximately $7.8 million; and $13.6 million of expenses incurred in connection with the CPA®:14/16 Merger, of which our share was approximately $2.4 million. Equity income from the Managed REITs also increased by approximately $4.1 million in 2011 as a result of our $121.0 million incremental investment in CPA®:16 – Global in connection with the CPA®:14/16 Merger. Results of operations for the Managed REITs during 2010 included the following gains and charges: net gains on extinguishment of a mortgage loan and deconsolidation of three subsidiaries totaling $44.0 million, of which our share was approximately $5.6 million; and impairment charges totaling $40.7 million, of which our share was approximately $3.0 million. In addition, we recognized an other-than-temporary impairment charge of $1.4 million on the Schuler investment in 2010. These increases in equity income were partially offset by decreases of $2.5 million as a result of the net gains recognized by the Retail Distribution investment in connection with the sale of its property in March 2010 and $1.7 million related to the Symphony IRI investment reflecting our share of its $8.6 million impairment charge and an other-than-temporary impairment charge recognized by us in 2011 to reflect the decline in fair value of our interest in the investment.

Gain on Change in Control of Interests

In connection with the Merger in September 2012, we acquired additional interests in five investments from CPA®:15, which we had previously accounted for under the equity method, and we adjusted the carrying value of our previously held interest in shares of CPA®:15 common stock to its estimated fair market value. In connection with our acquisition of these investments, we recognized a net gain of $20.7 million during the year ended December 31, 2012 in order to adjust the carrying value of previously-held equity interests in these investments to their estimated fair values (Note 3).

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

W. P. Carey 2012 10-K — 36

Other Income and (Expenses)

Other income and (expenses) consists primarily of gains and losses on foreign currency transactions and derivative instruments, and prior to September 2010 also included the third party’s profit-sharing interest in income or losses from Carey Storage. We and certain of our foreign consolidated subsidiaries have intercompany debt and/or advances that are not denominated in the functional currency of those subsidiaries. When the intercompany debt or accrued interest thereon is remeasured against the functional currency of the respective subsidiaries, an unrealized gain or loss on foreign currency translation may result. For intercompany transactions that are of a long-term investment nature, the gain or loss is recognized as a cumulative translation adjustment in other comprehensive income. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments.

2012 — For the year ended December 31, 2012, other income was $3.2 million, comprised of a net gain of $2.5 million recorded on the disposals of three parcels of land, a net realized and unrealized gain of $0.5 million on foreign currency transactions and a $0.4 million gain on derivatives acquired in the Merger in 2012.

2011 — For the year ended December 31, 2011, other income was $4.4 million. In connection with the CPA®:14/16 Merger, we agreed to receive shares of CPA®:16 – Global in respect of our shares of CPA®:14. As a result, during 2011, we recognized a gain of $2.8 million on the conversion of our shares of CPA®:14 to shares of CPA®:16 – Global to reflect the carrying value of our investment at its estimated fair value. In addition, we recognized a gain of $1.0 million on the conversion of our termination revenue to shares of CPA®:14 because the fair value of the shares received exceeded the termination revenue. Other income during 2011 also included a net gain of $0.6 million as a result of exercising certain warrants granted to us by lessees.

2010 — For the year ended December 31, 2010, other income was $0.3 million, primarily due to a net loss of $0.8 million attributable to the noncontrolling interest in Carey Storage, partially offset by net realized and unrealized foreign currency transaction losses of $0.5 million.

Interest Expense

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, interest expense increased by $28.8 million. Interest expense increased by $21.0 million and $1.7 million as a result of mortgages assumed in our acquisition of properties from CPA®:15 and from CPA®:14 in connection with the Merger in and the CPA®:14/16 Merger, respectively. In addition, interest expense on our Senior Credit Facility increased by $5.5 million as a result of the amortization of financing costs incurred in connection with obtaining the facility in December 2011, as well as a higher average outstanding balance and a higher average interest rate on the Revolver in 2012, compared to those under our prior lines of credit in 2011 (Note 12).

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, interest expense increased by $6.1 million, primarily as a result of mortgages assumed in connection with the acquisition of properties from CPA®:14 in May 2011(Note 5) and mortgage financing obtained in connection with our investment activities during 2011 and 2010, which resulted in increases to interest expense of $3.6 million and $1.8 million, respectively. Additionally, interest expense on our then-existing lines of credit increased by $1.0 million as a result of higher average outstanding balances in 2011 as compared to the prior year.

Loss from Discontinued Operations

Loss from discontinued operations represents the net income or loss (revenue less expenses) from the operations of properties that were sold or held for sale and a subsidiary that we deconsolidated (Note 17).

2012 — For the year ended December 31, 2012, loss from discontinued operations was $16.6 million, primarily due to impairment charges of $12.5 million recorded on seven properties to reduce their carrying values to their expected selling prices (Note 11). In addition, the loss recognized during the year ended December 31, 2012 included a goodwill write-off of $3.2 million (Note 8) in connection with the sale of the properties we acquired in the Merger, a net loss on the sale of 14 other properties of $1.9 million which was offset by net gains generated from the operations of discontinued properties of $0.9 million.

2011 — For the year ended December 31, 2011, loss from discontinued operations was $12.9 million, primarily due to impairment charges of $11.8 million recorded on seven properties to reduce their carrying values to their expected selling prices and a net loss on the sale of seven properties totaling $3.4 million. This loss was partially offset by a $1.0 million gain recognized during the third quarter of 2011 on the deconsolidation of a subsidiary because we ceased to exercise control over the activities that most significantly

W. P. Carey 2012 10-K — 37

impact its economic performance when a receiver took possession of the property and income generated from the operations of discontinued properties of $1.4 million.

2010 — For the year ended December 31, 2010, loss from discontinued operations was $8.9 million, primarily due to impairment charges recognized of $14.2 million. These charges were partially offset by income generated from the operations of these properties of $4.9 million and a net gain on the sales of these properties of $0.5 million.

Net Income from Real Estate Ownership Attributable to W. P. Carey

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, the resulting net income from real estate ownership attributable to W. P. Carey decreased by $41.4 million.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, the resulting net income from real estate ownership attributable to W. P. Carey common stockholders increased by $49.4 million.

Funds from Operations — as Adjusted (AFFO)

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, AFFO from Real Estate Ownership increased by $56.8 million, primarily as a result of income earned from the properties we purchased from CPA®:14 in May 2011 in connection with the CPA®:14/16 Merger and those we acquired in the Merger, as well as income generated from our equity interests in the Managed REITs, primarily as a result of our $121.0 million incremental investment in CPA®:16 – Global in connection with the CPA®:14/16 Merger. AFFO is a non-GAAP measure that we use to evaluate our business. For a definition of AFFO and reconciliation to net income attributable to W. P. Carey, see Supplemental Financial Measures below.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, AFFO from Real Estate Ownership increased by $17.7 million, primarily as a result of the new investments that we entered into during 2011 and 2010, including the properties we purchased from CPA®:14 in May 2011 in connection with the CPA®:14/16 Merger, as well as increased income generated from our equity interests in the Managed REITs primarily due to our incremental investment in CPA®:16 – Global in connection with the CPA®:14/16 Merger.

W. P. Carey 2012 10-K — 38

Investment Management (in thousands)

	Years Ended December 31,
	2012	2011	Change	2011	2010	Change
Revenues
Asset management revenue	$56,666	$66,808	$(10,142)	$66,808	$76,246	$(9,438)
Structuring revenue	48,355	46,831	1,524	46,831	44,525	2,306
Incentive, termination and subordinated disposition revenue	-	52,515	(52,515)	52,515	-	52,515
Wholesaling revenue	19,914	11,664	8,250	11,664	11,096	568
Reimbursed costs from affiliates	98,245	64,829	33,416	64,829	60,023	4,806
	223,180	242,647	(19,467)	242,647	191,890	50,757
Operating Expenses
General and administrative	(105,061)	(89,279)	(15,782)	(89,279)	(69,008)	(20,271)
Reimbursable costs	(98,245)	(64,829)	(33,416)	(64,829)	(60,023)	(4,806)
Depreciation and amortization	(3,744)	(3,464)	(280)	(3,464)	(4,652)	1,188
	(207,050)	(157,572)	(49,478)	(157,572)	(133,683)	(23,889)
Other Income and Expenses
Other interest income	1,085	1,910	(825)	1,910	1,145	765
Other income and (expenses)	195	166	29	166	335	(169)
	1,280	2,076	(796)	2,076	1,480	596
Income from continuing operations before income taxes	17,410	87,151	(69,741)	87,151	59,687	27,464
Provision for income taxes	(2,771)	(34,971)	32,200	(34,971)	(23,660)	(11,311)
Net income from investment management	14,639	52,180	(37,541)	52,180	36,027	16,153
Add: Net loss attributable to noncontrolling interests	2,638	2,542	96	2,542	2,372	170
Less: Net income attributable to redeemable noncontrolling interest	(40)	(1,923)	1,883	(1,923)	(1,293)	(630)
Net income from investment management attributable to W. P. Carey	$17,237	$52,799	$(35,562)	$52,799	$37,106	$15,693

The following tables present other operating data that management finds useful in evaluating results of operations:

	As of December 31,
	2012	2011	2010
Total properties - Managed REITs (a)	774	865	830
Assets under management ($ millions) (a)	7,870.8	9,486.1	8,624.4
Cumulative funds raised - CPA®:17 – Global offerings ($ millions) (b)	2,883.1	1,955.9	1,389.3
Cumulative funds raised - CWI offering ($ millions) (c)	159.6	47.5	-

	For the Years Ended December 31,
	2012	2011	2010
Financings structured - Managed REITs ($ millions)	669.5	387.8	647.7
Consolidated investments structured - Managed REITs ($ millions)	1,240.3	944.9	1,039.7
Equity investments structured - Managed REITs ($ millions)	32.6	284.6	8.4
Funds raised - CPA®:17 – Global offerings ($ millions) (b)	927.3	584.5	591.8
Funds raised - CWI offering ($ millions) (c)	112.1	47.5	-

W. P. Carey 2012 10-K — 39

___________

(a)         Includes properties owned by CPA®:16 – Global and CPA®:17 – Global for all periods. Includes properties owned by CPA®:14 through the CPA®:14/16 Merger on May 2, 2011. Includes properties owned by CPA®:15 through the date of the Merger on September 28, 2012. Includes properties owned by CWI from the date of its first investment in May 2011.

(b)         Reflects funds raised in the initial offering (commenced in late December 2007) and the follow-on offering (commenced April 7, 2011).

(c)          Reflects funds raised in the initial offering. The initial offering commenced on March 3, 2011 once the minimum funds were raised.

Asset Management Revenue

We earn asset management revenue from the Managed REITs and, until the Merger, performance revenue from CPA®:15, based on the value of their real estate-related and lodging-related assets under management. This asset management revenue may increase or decrease depending upon (i) increases in the Managed REITs’ asset bases as a result of new investments and; (ii) decreases in the Managed REITs’ asset bases as a result of sales of investments; and (iii) increases or decreases in the appraised value of the real estate-related and lodging-related assets in the Managed REIT investment portfolios. We previously earned performance revenue from CPA®:14 and CPA®:16 – Global through the date of the CPA®:14/16 Merger and the related CPA®:16 – Global UPREIT Reorganization. Each CPA® REIT, as applicable, met its performance criteria for all periods presented. The availability of funds for new investments is substantially dependent on our ability to raise funds for investment by the Managed REITs.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, asset management revenue decreased by $10.1 million. Combined asset management revenue from CPA®:14 and CPA®:16 – Global decreased by $8.5 million, primarily due to a change in our fee arrangement with CPA®:16 – Global under its umbrella partnership real estate investment trust (“UPREIT”) structure in connection with the CPA®:14/16 Merger. As discussed in Note 4, immediately after the CPA®:14/16 Merger in May 2011, our asset management revenue from CPA®:16 – Global was reduced from 1% to 0.5% of the property value of the assets under management and instead we now receive a distribution of 10% of the Available Cash of CPA®:16 – Global’s operating partnership, which we record as Income from equity investments in the Managed REITs within the Real Estate Ownership segment. Asset management revenue from CPA®:15 also decreased by $7.5 million during the year ended December 31, 2012 as a result of the Merger on September 28, 2012 and prior property sales. These decreases were partially offset by an increase in revenue of $5.5 million during the year ended December 31, 2012 from CPA®:17 – Global as a result of new investments that it entered into during 2011 and 2012.

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

Structuring Revenue

We earn structuring revenue when we structure investments and debt placement transactions for the Managed REITs. Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, structuring revenue increased by $1.5 million. We structured real estate investments on behalf of the Managed REITs totaling approximately $1.2 billion during 2012. The increase was due to the fee rates applicable to the types of transactions structured.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, structuring revenue increased by $2.3 million, primarily due to higher investment volume in 2011, partially offset by the lower rate of structuring revenue earned on the self-storage and hotel properties acquired on behalf of the Managed REITs in 2011 as compared to the rate for long-term net lease investments as described below. Structuring revenue for 2011 included $17.7 million related to a $395.5 million transaction in Italy on behalf of CPA®:17 – Global with a capitalization rate of approximately 8.0%. Also included in the 2011 investment activity were $169.3 million of self-storage properties acquired on behalf of CPA®:17 – Global, for which we earned structuring revenue of 1.75% of total equity invested and $75.9 million of hotel properties acquired on behalf of CWI, for which we earned structuring revenue of 2.5% of the total investment cost of the properties, compared to an average of 4.5% that we generally earn for structuring long-term net lease investments on behalf of the CPA® REITs. We also waived any structuring revenue due from CPA®:16 – Global under its advisory agreement with us in connection with its acquisition of assets from CPA®:14 in the CPA®:14/16 Merger.

W. P. Carey 2012 10-K — 40

Incentive, Termination and Subordinated Disposition Revenue

Incentive, termination and subordinated disposition revenue is generally earned in connection with events in which we provide liquidity or alternatives to the Managed REITs’ stockholders. These events do not occur every year, although one occurred in each of 2011 and 2012. As described in Note 4, we waived the subordinated disposition fees that we would have been entitled to receive from CPA®:15 upon its liquidity event through the Merger pursuant to the terms of our advisory agreement with CPA®:15.

In connection with providing a liquidity event for CPA®:14 shareholders through the CPA®:14/16 Merger in May 2011, we earned termination revenue of $31.2 million and subordinated disposition revenue of $21.3 million, which we received in shares of CPA®:14 and cash, respectively. These CPA®:14 shares were subsequently converted to shares of CPA®:16 – Global in connection with the CPA®:14/16 Merger.

Wholesaling Revenue

We also earned a wholesaling fee of $0.15 per share sold in connection with CPA®:17 – Global’s initial public offering through the termination of that offering on April 7, 2011. As discussed in Note 4, we earned a dealer manager fee of up to $0.35 per share sold in connection with CPA®:17 – Global’s follow-on offering, which commenced on April 7, 2011 and terminated on January 31, 2013. We also earn a $0.30 dealer manager fee per share sold in connection with CWI’s ongoing initial public offering. We also re-allow all or a portion of the dealer manager fees to selected dealers in the offerings. Dealer manager fees that are not re-allowed are classified as wholesaling revenue. Wholesaling revenue earned is generally offset by underwriting costs incurred in connection with the offerings, which are included in General and administrative expenses.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, wholesaling revenue increased by $8.3 million, primarily due to increases in shares sold in connection with CPA®:17 – Global and CWI offerings in 2012 compared to the prior year.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, wholesaling revenue increased by $0.6 million, primarily due to shares sold in connection with CWI’s initial public offering, for which the issuance of shares commenced on March 3, 2011, partially offset by a decrease in the number of shares sold related to CPA®:17 – Global’s offerings.

Reimbursed and Reimbursable Costs

Reimbursed costs (revenue) from affiliates and reimbursable costs (expenses) represent costs incurred by us on behalf of the Managed REITs, consisting primarily of broker-dealer commissions and marketing and personnel costs, which are reimbursed by the Managed REITs. Revenue from reimbursed costs from affiliates is offset by corresponding charges to reimbursable costs.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, reimbursed and reimbursable costs increased by $33.4 million, primarily due to an increase of $30.1 million in commissions paid to broker-dealers related to the CPA®:17 – Global and CWI offerings as a result of corresponding increases in funds raised. In addition, personnel costs reimbursed by the Managed REITs increased by $3.3 million, primarily as a result of an increase in CPA®:17 – Global’s allocation base during 2012.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, reimbursed and reimbursable costs increased by $4.8 million, primarily due to $3.9 million of commissions paid to broker-dealers related to CWI’s initial public offering and a $1.7 million increase in personnel costs reimbursed by the Managed REITs primarily as a result of increased headcount in 2011.

General and Administrative

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, general and administrative expenses increased by $15.8 million primarily due to an increase in compensation expense of $14.7 million and an increase of $5.4 million in underwriting costs related to the CPA®:17 – Global and CWI offerings. These increases were partially offset by a $5.8 million increase in cost reimbursements from the Managed REITs. Compensation costs increased $8.1 million due to an increase in stock-based compensation expense, which was primarily the result of awards issued during 2012 with higher fair values, and $4.1 million due to an increase in the number of personnel during 2012.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, general and administrative expenses increased by $20.3 million primarily due to increases in compensation-related costs of $15.0 million and professional fees of $2.9 million. Compensation-related costs were higher in 2011 due to several factors, including: an increase of $10.4 million in the amortization of stock-based compensation and an increase of $2.2 million in our expected bonus payout as a result of higher investment volumes in 2011. Stock-based compensation increased in 2011 as a result of changes in the expected vesting of performance share units (“PSUs”) granted in

W. P. Carey 2012 10-K — 41

2009 and 2010 and an increase in the number of restricted share units (“RSUs”) and PSUs awards issued to employees in 2011 in connection with entering into employment agreements with certain key employees during the year. Professional fees increased in 2011 primarily due to costs incurred in connection with exploring liquidity alternatives for certain of the CPA® REITs, including the CPA®:14/16 Merger.

Provision for Income Taxes

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, provision for income taxes decreased by $32.2 million, primarily due to (i) a deferred tax benefit of $4.0 recorded in 2012 as a result of expenses incurred in connection with the Merger; (ii) a deferred tax benefit of $3.8 million as a result of an increase in stock-based compensation expenses; (iii) a tax saving of $2.8 as a result of eliminating asset management revenue and performance revenue received from CPA®:15 in the fourth quarter of 2012; (iv) a tax saving of $2.4 as a result of replacing the performance revenue from CPA®:16 – Global with the distribution of Available Cash in the second quarter of 2011; (v) a tax saving of $1.1 million as a result of an increase in interest expense incurred on our credit facility; and (vi) $9.3 million of income taxes incurred during 2011 as a result of the $52.5 million incentive, termination and subordinated disposition income that we recognized in connection with the CPA®:14/16 Merger.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, provision for income taxes increased by $11.3 million, primarily due to $9.3 million of income taxes incurred during 2011 described above. Provision for income taxes also increased in 2011 as a result of increased volume of investments structured on behalf of the Managed REITs.

Net Income from Investment Management Attributable to W. P. Carey

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, the resulting net income from investment management attributable to W. P. Carey decreased by $35.6 million.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, the resulting net income from investment management attributable to W. P. Carey increased by $15.7 million.

Funds from Operations — as Adjusted (AFFO)

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, AFFO from our Investment Management segment decreased by $65.0 million, primarily as a result of the $52.5 million incentive, termination and subordinated disposition income recognized in connection with the CPA®:14/16 Merger in 2011, as well as performance fees for CPA®:14 and CPA®:16 – Global that were no longer received from CPA®:14 after the CPA®:14/16 Merger, or from CPA®:16 – Global after the CPA®:16 – Global UPREIT Reorganization, both of which occurred in May 2011 (Note 4), as this was replaced by the 10% distribution of Available Cash of CPA®:16 – Global’s operating partnership, which is now recorded in the Real Estate Ownership segment, and the end of asset management fees and performance fees received from CPA®:15 after the Merger in September 2012. AFFO is a non-GAAP measure that we use to evaluate our business. For a definition of AFFO and reconciliation to net income attributable to W. P. Carey, see Supplemental Financial Measures below.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, AFFO from our Investment Management segment increased by $40.3 million, primarily as a result of the incentive, termination and subordinated disposition revenue that we recognized in connection with the CPA®:14/16 Merger in 2011.

Financial Condition

Sources and Uses of Cash During the Year

Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the nature and timing of receipts of transaction-related revenue, the timing of purchases and sales of real estate, the timing of the receipt of proceeds from, and the repayment of, non-recourse mortgage loans and receipt of lease revenue, the timing and characterization of distributions received from equity investments in real estate and the Managed REITs, the timing of certain payments, the receipt of the annual installment of deferred acquisition revenue and interest thereon in the first quarter from certain of the CPA® REITs, and changes in foreign currency exchange rates. Despite these fluctuations, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of mortgage loans, unused capacity on our Revolver and the issuance of additional

W. P. Carey 2012 10-K — 42

equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the year are described below.

Operating Activities

Cash flow from operating activities increased by $0.5 million during 2012 as compared to 2011. Operating cash flow generated from the properties acquired from CPA®:15 was substantially offset by Merger-related expenses paid during 2012. Also contributing to a decrease in 2012 cash flow from operating activities as compared to 2011 was the subordinated disposition revenue from CPA®:14  upon completion of the CPA®:14/16 Merger received in cash in May 2011. Additionally, increases in cash distributions received from the operating partnerships of CPA®:16 – Global and CPA®:17 – Global were substantially offset by increases in the cash portion of general and administrative expenses.

In addition to cash flow from operating activities, we may use the following sources to fund distributions to stockholders: distributions received from equity investments in excess of equity income, net contributions from noncontrolling interests, borrowings under our Senior Credit Facility and existing cash resources.

Investing Activities

Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property-related costs. During 2012, we paid $152.4 million, representing the cash portion of the Merger Consideration, to CPA®:15 stockholders and acquired $178.9 million of cash in the Merger. We also made other investments and capital expenditures of $10.1 million, including the Walgreens transaction (Note 5). Cash inflows during 2012 included $46.3 million in distributions from equity investments in real estate and the Managed REITs in excess of cumulative equity income. We also received cash proceeds of $73.2 million from the sale of 15 properties. Funds totaling $47.0 million and $37.8 million were invested in and released from, respectively, lender-held investment accounts.

Financing Activities

We repaid $30.0 million on our Revolver prior to the Merger, and we then drew down $175.0 million on our Term Loan Facility and $40.0 million on our Revolver to fund the cash portion of the Merger Consideration and Merger-related costs. After the Merger, we repaid $250.2 million on our Revolver and drew down $85.0 million. We received $45.0 million in exchange for the issuance of shares of our common stock to an institutional investor. We received $6.6 million in connection with the issuance of stock to our employees pursuant to our share incentive plan and the Employee Share Purchase Plan (“ESPP”). We paid distributions to stockholders of $113.9 million and paid distributions of $7.3 million to, offset by contributions of $3.3 million from, affiliates who hold noncontrolling interests in various entities with us. We made scheduled mortgage principal payments of $55.0 million, offset by mortgage financing proceeds of $23.8 million. We also used $45.3 million to purchase shares of our common stock from the Estate Shareholders. We recognized windfall tax benefits of $10.2 million in connection with certain employees exercising their stock options and the vesting of PSUs and RSUs during 2012, which reduced our tax liability due to taxing authorities.

W. P. Carey 2012 10-K — 43

Summary of Financing

The table below summarizes our non-recourse debt and Senior Credit Facility (dollars in thousands):

	December 31,
	2012	2011
Balance (a)
Fixed rate	$1,322,168	$258,886
Variable rate (b)	646,229	330,483
Total	$1,968,397	$589,369

Percent of Total Debt
Fixed rate	67%	44%
Variable rate (b)	33%	56%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	5.6%	5.6%
Variable rate (b) (c)	3.4%	4.6%

____________

(a)         The increase relates primarily to $1.4 billion of non-recourse mortgage debt related to properties acquired in the Merger and borrowings of $175.0 million on our Term Loan Facility.

(b)         Variable-rate debt at December 31, 2012 included (i) $253.0 million outstanding under our Senior Credit Facility, which includes the $175.0 million outstanding under the Term Loan Facility, (ii) $251.5 million that has been effectively converted to fixed rates through interest rate swap and cap derivative instruments and (iii) $44.5 million in mortgage loan obligations that bore interest at fixed rates but have interest rate reset features that may change the interest rates to then-prevailing market fixed rates (subject to specified caps) at certain points during their term.

(c)          The decrease was primarily due to a lower interest rate on our Senior Credit Facility, which was London inter-bank offered rate (“LIBOR”) plus 2.0%, or 2.2%, at December 31, 2012, compared to a rate of 4.0% at December 31, 2011.

Cash Resources

At December 31, 2012, our cash resources consisted of the following:

•             Cash and cash equivalents totaling $123.9 million. Of this amount, $61.8 million, at then-current exchange rates, was held by foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

•             Our Revolver, with unused capacity of $365.2 million, excluding amounts reserved for outstanding letters of credit. Our lender has issued letters of credit totaling $5.4 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under the facility; and

•             We also had unleveraged properties that had an aggregate carrying value of $55.4 million at December 31, 2012, although there can be no assurance that we would be able to obtain financing for these properties.

Our cash resources can be used for working capital needs and other commitments and may be used for future investments. We continue to evaluate fixed-rate financing options, such as obtaining non-recourse financing on our unleveraged properties. Any financing obtained may be used for working capital objectives and/or may be used to pay down existing debt balances.

W. P. Carey 2012 10-K — 44

Senior Credit Facility

Our Senior Credit Facility is more fully described in Note 12. A summary of our Senior Credit Facility is provided below (in thousands):

	December 31, 2012		December 31, 2011
	Outstanding Balance	Maximum Available	Outstanding Balance	Maximum Available
Revolver	$78,000	$450,000	$233,160	$450,000
Term Loan Facility	175,000	175,000	-	-

In February 2012, we amended and restated our existing credit agreement to increase the maximum aggregate principal amount from $450.0 million to $625.0 million, which is comprised of a $450.0 million Revolver and a $175.0 million Term Loan Facility and, together with the Revolver, the Senior Credit Facility. The Term Loan Facility was available in a single draw for use solely to finance a portion of the Merger Consideration and related transaction costs and expenses. We drew down the full amount of the Term Loan Facility on September 28, 2012 in connection with the closing of the Merger. The Senior Credit Facility matures in December 2014, but may be extended by one year at our option, subject to the conditions provided in the Amended and Restated Credit Agreement. At our election, the principal amount available under the Senior Credit Facility may be increased by up to an additional $125.0 million, subject to the conditions provided in the Amended and Restated Credit Agreement. The Senior Credit Facility also permits (i) up to $150.0 million to be borrowed in certain currencies other than the U.S. dollar, (ii) swing line loans of up to $35.0 million, and (iii) the issuance of letters of credit in an aggregate amount not to exceed $50.0 million.

The Senior Credit Facility provides for an annual interest rate, at our election, of either (i) the Eurocurrency Rate or (ii) the Base Rate, in each case plus the Applicable Rate (each as defined in the Amended and Restated Credit Agreement). Prior to us obtaining an Investment Grade Debt Rating (as defined in the Amended and Restated Credit Agreement), the Applicable Rate on Eurocurrency Rate loans and letters of credit ranges from 1.75% to 2.50% (based on LIBOR) and the Applicable Rate on Base Rate loans ranges from 0.75% to 1.50% (based on the “prime rate”, defined in the Amended and Restated Credit Agreement as a rate of interest set by the Bank of America based upon various factors including Bank of America’s costs and desired returns). After an Investment Grade Debt Rating has been obtained, the Applicable Rate on Eurocurrency Rate loans and letters of credit ranges from 1.10% to 2.00% and the Applicable Rate on Base Rate loans ranges from 0.10% to 1.00%. Swing line loans will bear interest at the Base Rate plus the Applicable Rate then in effect. In addition, prior to obtaining an Investment Grade Debt Rating, we pay a quarterly fee ranging from 0.3% to 0.4% of the unused portion of the line of credit, depending on our leverage ratio. After an Investment Grade Debt Rating has been obtained, we will pay a facility fee ranging from 0.2% to 0.4% of the total commitment. In connection with the amendments of the credit agreement, we incurred costs of $7.0 million, which are being amortized over the remaining term of the facility.

Availability under the Senior Credit Facility is dependent upon a number of factors, including the Unencumbered Property NOI, the Unencumbered Management EBITDA and the Total Unsecured Outstanding Indebtedness (each as defined in the Amended and Restated Credit Agreement). At December 31, 2012, availability under the Senior Credit Facility was $625.0 million, of which we had drawn $253.0 million, including $175.0 million under the Term Loan which we used to pay for the cash portion of the Merger Consideration (Note 3). At December 31, 2012, we paid interest on the Senior Credit Facility at an annual interest rate consisting of LIBOR plus 2.00%. In addition, as of December 31, 2012, our lenders had issued letters of credit totaling $5.4 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under the Senior Credit Facility. The Revolver is currently expected to be utilized primarily for potential new investments; repayment of existing debt and general corporate purposes as well as for repurchases of our common stock from the Estate Shareholders (Note 4).

We are required to ensure that the total Restricted Payments (as defined in the Amended and Restated Credit Agreement) made in the current quarter, when added to the total for the three preceding fiscal quarters, does not exceed the greater of (i) 95% of Adjusted Funds from Operations (as defined in the Amended and Restated Credit Agreement) and (ii) the amount of Restricted Payments required in order for us to maintain our REIT status. Restricted Payments include quarterly dividends and the total amount of shares repurchased by us, if any, in excess of $50.0 million per year. In addition to placing limitations on dividend distributions and share repurchases, the Amended and Restated Credit Agreement stipulates six financial covenants that require us to maintain certain ratios and benchmarks at the end of each quarter.

We were in compliance with all of these covenants at December 31, 2012.

W. P. Carey 2012 10-K — 45

Cash Requirements

During the next 12 months, we expect that cash payments will include paying distributions to our stockholders and to our affiliates who hold noncontrolling interests in entities we control and making scheduled mortgage loan principal payments, including mortgage balloon payments totaling $137.6 million, as well as other normal recurring operating expenses.

We expect to fund future investments, any capital expenditures on existing properties and scheduled debt maturities on non-recourse mortgage loans through cash generated from operations, the use of our cash reserves or unused amounts on our Revolver and equity or debt offerings.

On July 23, 2012, we entered into certain agreements with the Estate, as described in Note 4, including the Share Purchase Agreement, pursuant to which we remain conditionally obligated, through March 31, 2013, to purchase up to an aggregate amount of $40.0 million of our common stock pursuant to the Third Sale Option. We currently intend to draw on our Revolver to finance this Sale Option if the Estate decides to exercise it.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at December 31, 2012 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse debt — Principal (a)	$1,732,154	$174,648	$619,026	$213,222	$725,258
Senior Credit Facility — Principal (b)	253,000	-	253,000	-	-
Interest on borrowings (c)	426,133	92,915	136,385	85,867	110,966
Share Repurchase (d)	40,000	40,000	-	-	-
Operating and other lease commitments (e)	23,839	2,541	5,058	3,750	12,490
Property improvement commitments	7,491	7,491	-	-	-
	$2,482,617	$317,595	$1,013,469	$302,839	$848,714

___________

(a)         Excludes an unamortized discount of $16.8 million (Note 12).

(b)         Our $625.0 million Senior Credit Facility is scheduled to mature in December 2014, unless extended pursuant to its terms. Amount in the table includes borrowings under our Revolver and $175.0 million outstanding under the Term Loan Facility.

(c)          Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at December 31, 2012.

(d)         Represents remaining commitment to repurchase our shares from the Estate at December 31, 2012 (Note 4).

(e)          Operating and other lease commitments consist primarily of the future minimum rents payable on the lease for our principal offices. We are reimbursed by the Managed REITs for their share of the future minimum rents pursuant to their respective advisory agreements with us. These amounts are allocated among the entities based on gross revenues and are adjusted quarterly.

Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at December 31, 2012, which consisted primarily of the euro. At December 31, 2012, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

W. P. Carey 2012 10-K — 46

Equity Method Investments

We have investments in unconsolidated investments that own single-tenant properties net leased to companies. Generally, the underlying investments are jointly-owned with our affiliates. Summarized financial information for these investments and our ownership interest in the investments at December 31, 2012 is presented below. Cash requirements with respect to our share of these debt obligations are discussed above under Cash Requirements. Summarized financial information provided represents the total amounts attributable to the investments and does not represent our proportionate share (dollars in thousands):

	Ownership Interest		Total Third-
Lessee	at December 31, 2012	Total Assets	Party Debt	Maturity Date
C1000 Logistiek Vastgoed B. V. (a) (b)	15%	$191,368	$93,187	3/2013
U. S. Airways Group, Inc.	75%	29,793	17,275	4/2014
The New York Times Company	18%	248,316	119,185	9/2014
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (a) (b)	33%	42,953	19,415	8/2015
Del Monte Corporation (a)	50%	12,791	10,896	8/2016
Consolidated Systems, Inc.	60%	16,292	11,001	11/2016
SaarOTEC (a) (b)	50%	6,270	9,027	12/2016 & 1/2017
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (b)	45%	425,913	328,737	4/2017
Advanced Micro Devices (a)	67%	84,146	55,154	1/2019
PETsMart, Inc. (a)	30%	25,988	19,585	9/2021
Wanbishi Archives Co. Ltd (c)(d)	3%	50,942	30,264	3/2022
The Talaria Company (Hinckley) (a)	30%	49,976	26,870	6/2025
Builders FirstSource, Inc. (a)	40%	13,076	-	N/A
The Upper Deck Company (a)	50%	21,693	-	N/A
Schuler A.G. (b)	67%	67,058	-	N/A
		$1,286,575	$740,596

___________

(a)         We acquired our interest in this investment in connection with the Merger (Note 3).

(b)         Dollar amounts shown are based on the exchange rate of the euro at December 31, 2012.

(c)          We acquired our interest in this investment in December 2012.

(d)         Dollar amounts shown are based on the exchange rate of the Japanese yen at December 31, 2012.

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

Critical Accounting Estimates

Our significant accounting policies are described in Note 2. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly

W. P. Carey 2012 10-K — 47

basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are listed below.

Purchase Price Allocation

In connection with our acquisition of properties, we allocate the purchase price to tangible and intangible assets and liabilities acquired based on their estimated fair values. We determine the value of tangible assets, consisting of land and buildings, as if vacant, and record intangible assets, including the above- and below-market value of leases, and the value of in-place leases, at their relative estimated fair values.

Tangible Assets

We determine the value attributed to tangible assets and additional investments in equity interests by applying a discounted cash flow model that is intended to approximate both what a third party would pay to purchase the vacant property and rent at current estimated market rates at a selected capitalization rate. In applying the model, we assume that the disinterested party would sell the property at the end of an estimated market lease term. Assumptions used in the model are property-specific where this information is available; however, when certain necessary information is not available, we use available regional and property-type information. Assumptions and estimates include the following:

•                  a discount rate or internal rate of return;

•                  the marketing period necessary to put a lease in place;

•                  carrying costs during the marketing period;

•                  leasing commissions and tenant improvement allowances;

•                  market rents and growth factors of these rents; and

•                  a market lease term and a cap rate to be applied to an estimate of market rent at the end of the market lease term.

The discount rates and residual capitalization rates used to value the properties are selected based on several factors, including:

•                  the creditworthiness of the lessees;

•                  industry surveys;

•                  property type;

•                  location and age;

•                  current lease rates relative to market lease rates; and

•                  anticipated lease duration.

In the case where a tenant has a purchase option deemed to be favorable to the tenant, or the tenant has long-term renewal options at rental rates below estimated market rental rates, the appraisal assumes the exercise of such purchase option or long-term renewal options in its determination of residual value.

Where a property is deemed to have excess land, the discounted cash flow analysis includes the estimated excess land value at the assumed expiration of the lease, based upon an analysis of comparable land sales or listings in the general market area of the property grown at estimated market growth rates through the year of lease expiration.

The remaining economic life of leased assets is estimated by relying in part upon third-party appraisals of the leased assets, industry standards and based on our experience. Different estimates of remaining economic life will affect the depreciation expense that is recorded.

Intangible Assets

When we acquire properties subject to net leases, we determine the value of above-market and below-market lease intangibles based on the difference between (i) the contractual rents to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or a similar property, both of which are measured over a period equal to the estimated lease term, which includes any renewal options with rental rates below estimated market rental rates. We discount the difference between the estimated market rent and contractual rent to a present value using an interest rate reflecting our

W. P. Carey 2012 10-K — 48

current assessment of the risk associated with the lease acquired, which includes a consideration of the credit of the lessee. Estimates of market rent are generally determined by us relying in part upon a third-party appraisal obtained in connection with the property acquisition and can include estimates of market rent increase factors, which are generally provided in the appraisal or by local real estate brokers. We measure the fair value of below-market purchase option liabilities we acquire as the excess of the present value of the fair value of the real estate over the present value of the tenant’s exercise price.

We evaluate the specific characteristics of each tenant’s lease and any pre-existing relationship with each tenant in determining the value of in-place lease intangibles. To determine the value of in-place lease intangibles, we consider the following:

•                  estimated market rent;

•                  estimated lease term including renewal options at rental rates below estimated market rental rates;

•                  estimated carrying costs of the property during a hypothetical expected lease-up period; and

•                  current market conditions and costs to execute similar leases.

Estimated carrying costs of the property include real estate taxes, insurance, other property operating costs, and estimates of lost rentals at market rates during the market participants’ expected lease-up periods, based on assessments of specific market conditions.

We determine these values using our estimates or by relying in part upon third-party appraisals conducted by independent appraisal firms.

Goodwill

In the case of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired and assumed, respectively, represents goodwill. We allocate goodwill to the respective reporting units in which such goodwill arose.

We evaluate goodwill on an annual basis. The goodwill recorded in our Investment reporting unit is evaluated in the fourth quarter of every year. In connection with the Merger, we recorded goodwill in our Real Estate Ownership reporting unit. Prior to the Merger, there was no goodwill recorded in our Real Estate Ownership reporting unit. We will evaluate the goodwill recorded in our Real Estate Ownership reporting unit in the second quarter of every year.

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

Real Estate

For real estate assets that we intend to hold and use in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The undiscounted cash flow analysis requires us to make our best estimate of market rents, residual values and holding periods. We estimate market rents and residual values using market information from outside sources such as broker quotes or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value. As our investment objective is to hold properties on a long-term basis, holding periods used in the undiscounted cash flow analysis generally range from five to ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining our estimate of future cash flows. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the carrying value of the property’s asset group is considered not recoverable. We then measure the impairment loss as the excess of the carrying value of the property’s asset group over its estimated fair value. The property asset group’s estimated fair value is primarily determined using market information from outside sources such as broker quotes or recent comparable sales.

W. P. Carey 2012 10-K — 49

Assets Held for Sale

We classify real estate assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we carry the investment at the lower of its current carrying value or as the expected sale price, less expected selling costs. We base the expected sale price on the contract and the expected selling costs on information provided by brokers and legal counsel. We then compare the asset’s expected sales price, less expected selling costs to its carrying value, and if the expected sales price, less expected selling costs is less than the property’s carrying value, we reduce the carrying value to the expected sales price, less expected selling costs. We will continue to review the initial impairment for subsequent changes in the expected sales price, and may recognize an additional impairment charge if warranted.

Direct Financing Leases

We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information and third-party estimates where available. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge and revise the accounting for the direct financing lease to reflect a portion of the future cash flow from the lessee as a return of principal rather than as revenue.

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

Equity Investments in Real Estate and the Managed REITs

We evaluate our equity investments in real estate and in the Managed REITs on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and to establish whether or not that impairment is other-than-temporary. To the extent impairment has occurred, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by multiplying the estimated fair value of the underlying investment’s net assets by our ownership interest percentage. For our unconsolidated jointly-owned investments in real estate, we calculate the estimated fair value of the underlying investment’s real estate or net investment in direct financing lease as described in Real Estate and Direct Financing Leases above. The fair value of the underlying investment’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying investment’s other financial assets and liabilities (excluding net investment in direct financing leases) have fair values that approximate their carrying values. For our investments in certain Managed REITs, we calculate the estimated fair value of our investment using the most recently published net asset value per share (“NAV”) of each Managed REIT, which for CPA®:17 – Global and CWI, is deemed to be their initial public offering prices.

Goodwill

We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event using a two-step process. To identify any impairment, we first compare the estimated fair value of each of our reporting units with their respective carrying amount, including goodwill. We calculate the estimated fair value of the Investment Management reporting unit by applying a multiple, based on comparable companies, to earnings. For the Real Estate Ownership reporting unit, we calculate its estimated fair value by applying a multiple common to the real estate industry. The selection of the comparable companies and transactions to be used in our evaluation process could have a significant impact on the fair value of our reporting units and possible impairments. If the fair value of the reporting unit exceeds its carrying amount, we do not consider goodwill to be impaired and no further analysis is required. If the carrying amount of the reporting unit exceeds its estimated fair value, we then perform the second step to determine and measure the amount of the potential impairment charge.

For the second step, we compare the implied fair value of the goodwill for each reporting unit with its respective carrying amount and record an impairment charge equal to the excess of the carrying amount over the implied fair value. We determine the implied fair value of the goodwill by allocating the estimated fair value of the reporting unit to its assets and liabilities. The excess of the estimated fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill.

W. P. Carey 2012 10-K — 50

We evaluate goodwill on an annual basis or upon the occurrence of a triggering event. Our annual impairment test for the goodwill recorded in our Investment reporting unit is evaluated in the fourth quarter of every year. As discussed in Note 3 in the accompanying consolidated financial statements, in connection with the Merger we recorded goodwill in our Real Estate Ownership reporting unit. Prior to the Merger, there was no goodwill recorded in our Real Estate Ownership reporting unit. We will evaluate the goodwill recorded in our Real Estate Ownership reporting unit in the second quarter of every year.

Proposed Accounting Changes

The following proposed accounting changes may potentially impact our Real Estate Ownership and Investment Management segments if the outcome has a significant influence on sale-leaseback demand in the marketplace:

The IASB and FASB have issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize. The FASB and IASB met during the third quarter of 2012 and voted to re-expose the proposed standard. A revised exposure draft for public comment is currently expected to be issued in 2013, with a final standard expected to be issued during 2014. The boards also reached decisions, which are tentative and subject to change, on a single lessor accounting model and the accounting for variable lease payments, along with several presentation and disclosure issues. As of the date of this Report, the proposed guidance has not yet been finalized, and as such we are unable to determine whether this proposal will have a material impact on our business.

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

We modify the NAREIT computation of FFO to include other adjustments to GAAP net income to adjust for certain non-cash charges such as amortization of real estate-related intangibles, deferred income tax benefits and expenses, straight-line rents, stock compensation, gains or losses from extinguishment of debt and deconsolidation of subsidiaries and unrealized foreign currency exchange gains and losses. Additionally, we exclude expenses related to the Merger which are considered non-recurring, and realized gains/losses on foreign exchange and derivatives, which are not considered fundamental attributes of our business plan and do not affect our overall long-term operating performance. We refer to our modified definition of FFO as AFFO. We exclude these items from GAAP net income as they are not the primary drivers in our decision making process. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows, and we therefore use AFFO as one measure of our operating performance when we formulate corporate goals, evaluate the effectiveness of our strategies, and determine executive compensation.

We believe that AFFO is a useful supplemental measure for investors to consider because it will help them to better assess the sustainability of our operating performance without the potentially distorting impact of these short-term fluctuations. However, there are limits on the usefulness of AFFO to investors. For example, impairment charges and unrealized foreign currency losses that we

W. P. Carey 2012 10-K — 51

exclude may become actual realized losses upon the ultimate disposition of the properties in the form of lower cash proceeds or other considerations. We use our FFO and AFFO measures as supplemental financial measures of operating performance. We do not use our FFO and AFFO measures as, nor should they be considered to be, alternatives to net earnings computed under GAAP or as alternatives to cash from operating activities computed under GAAP or as indicators of our ability to fund our cash needs.

FFO and AFFO were as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Real Estate Ownership
Net income from real estate ownership attributable to W. P. Carey (a)	$44,895	$86,280	$36,866
Adjustments:
Depreciation and amortization of real property	45,982	25,324	19,022
Impairment charges	22,962	10,473	15,381
Loss (gain) on sale of real estate, net	2,676	3,391	(460)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	5,545	5,257	6,477
Impairment charges	-	1,090	1,394
(Gain) loss on sale of real estate, net	(15,233)	34	(38)
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(5,504)	(1,984)	(727)
Total adjustments	56,428	43,585	41,049
FFO - as defined by NAREIT	101,323	129,865	77,915
Adjustments:
Gain on change in control of interests (b)(c)	(20,734)	(27,859)	-
Gain on deconsolidation of a subsidiary	-	(1,008)	-
Other (gains) losses, net	(2)	25	(755)
Other depreciation, amortization and non-cash charges	(1,662)	176	(1,027)
Stock-based compensation	211	220	93
Deferred tax expense	(2,745)	(3,184)	-
Realized losses on foreign currency, derivatives and other (d)	828	-	-
Amortization of deferred financing costs	1,843	-	-
Straight-line and other rent adjustments	(4,446)	(4,255)	295
Above-market rent intangible lease amortization, net (d)	7,696	-	-
Merger expenses (e)	41,338	-	-
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at AFFO:
Other depreciation, amortization and non-cash charges	624	-	25
Straight-line rent and other rent adjustments	(1,468)	(1,641)	(2,260)
Above-market rent intangible lease amortization, net	163	-	-
AFFO adjustments to equity earnings from equity investments	37,234	10,137	10,696
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	(692)	272	116
Total adjustments	58,188	(27,117)	7,183
AFFO - Real Estate Ownership	$159,511	$102,748	$85,098

Investment Management
Net income from investment management attributable to W. P. Carey (a)	$17,237	$52,799	$37,106
FFO - as defined by NAREIT	17,237	52,799	37,106
Adjustments:
Other depreciation, amortization and other non-cash charges	961	3,791	6,389
Stock-based compensation	25,841	17,496	6,989
Deferred tax expense	(24,055)	12,019	(4,712)
Realized gains on foreign currency, derivatives and other (d)	(61)	-	-
Amortization of deferred financing costs (d)	1,197	-	-
Total adjustments	3,883	33,306	8,666
AFFO - Investment Management	$21,120	$86,105	$45,772

Total Company
FFO - as defined by NAREIT	$118,560	$182,664	$115,021
AFFO	$180,631	$188,853	$130,870

__________

(a)         Effective April 1, 2012, we include cash distributions and deferred revenue received and earned from the operating partnerships of CPA®:16 – Global, CPA®:17 – Global and CWI in our Real Estate Ownership segment. Results of operations for the prior year periods have been reclassified to conform to the current period presentation.

W. P. Carey 2012 10-K — 52

(b)         Gain on change in control of interests for the year ended December 31, 2011 represents gain recognized on purchase of the remaining interests in two investments from CPA®:14 (Note 4), which we had previously accounted for under the equity method. In connection with purchasing these properties, we recognized a net gain of $27.9 million during the year ended December 31, 2011 to adjust the carrying value of our existing interests in these investments to their estimated fair values.

(c)          Gain on change in control of interests for the year ended December 31, 2012 represents a gain of $14.6 million recognized on our previously held interest in shares of CPA®:15 common stock, and a gain of $6.1 million recognized on the purchase of the remaining interests in five investments from CPA®:15, which we had previously accounted for under the equity method. We recognized a net gain of $20.7 million to adjust the carrying value of our existing interests in these investments to their estimated fair values.

(d)         These adjustments were not significant prior to the Merger, therefore, they were not included in the calculation of AFFO in 2011 and 2010.

(e)          Amount included $31.7 million of general and administrative expenses and $9.6 million of income tax expenses incurred in connection with the Merger.

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

W. P. Carey 2012 10-K — 53

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange risk. We are also exposed to further market risk as a result of concentrations of tenants in certain industries and/or geographic regions. Adverse market factors can affect the ability of tenants in a particular industry/region to meet their respective lease obligations. In order to manage this risk, we view our collective tenant roster as a portfolio, and in our investment decisions we attempt to diversify our portfolio so that we are not overexposed to a particular industry or geographic region.

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable-rate debt service obligations of the loan to a fixed rate or limit the underlying interest rate from exceeding a specified strike rate, respectively. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At December 31, 2012, we estimate that the net fair value of our interest rate swaps and caps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a liability position of $22.5 million.

At December 31, 2012, a significant portion (approximately 87%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at December 31, 2012 ranged from 2.7% to 10.0%. The annual interest rates on our variable-rate debt at December 31, 2012 ranged from 1.2% to 7.6%. Our debt obligations are more fully described under Financial Condition in Item 7 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2012 (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total	Fair value
Fixed-rate debt	$138,988	$286,304	$229,751	$80,194	$116,453	$470,478	$1,322,168	$1,332,881
Variable-rate debt	$35,659	$345,042	$10,929	$7,029	$9,547	$238,023	$646,229	$648,104

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or that has been subject to interest rate caps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at December 31, 2012 by an aggregate increase of $50.9 million or an aggregate decrease of $53.5 million, respectively. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed-rates at December 31, 2012 would increase or decrease by $2.6 million for each respective 1% change in annual interest rates. As more fully described under Financial Condition — Summary of Financing in Item 7 above, a portion of the debt classified as variable-rate debt in the tables above bore interest at fixed rates at December 31,

W. P. Carey 2012 10-K — 54

2012 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. Such debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own investments in the European Union and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the equity that we have invested and the equity portion of our cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the year ended December 31, 2012, we recognized net realized loss and unrealized foreign currency transaction gain of $0.6 million and $1.2 million, respectively. These losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the euro on accrued interest receivable on notes receivable from consolidated subsidiaries.

We enter into foreign currency forward contracts to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. The net estimated fair value of our foreign currency forward contracts, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $2.1 million at December 31, 2012. We obtain non-recourse mortgage financing in the local currency in order to mitigate our exposure to changes in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our consolidated foreign operations as of December 31, 2012, during each of the next five years and thereafter, are as follows (in thousands):

Lease Revenues (a)	2013	2014	2015	2016	2017	Thereafter	Total
Euro	$83,329	$83,379	$70,642	$58,139	$48,726	$367,485	$711,700
British pound sterling	1,440	1,575	1,575	1,575	1,575	31,794	39,534
	$84,769	$84,954	$72,217	$59,714	$50,301	$399,279	$751,234

Scheduled debt service payments (principal and interest) for mortgage notes payable for our consolidated foreign operations as of December 31, 2012 during each of the next five years and thereafter, are as follows (in thousands):

Debt service (a) (b)	2013	2014	2015	2016	2017	Thereafter	Total
Euro (c)	$72,065	$191,167	$177,617	$27,715	$13,699	$221,847	$704,110
British pound sterling (d)	752	824	11,065	-	-	-	12,641
	$72,817	$191,991	$188,682	$27,715	$13,699	$221,847	$716,751

__________

(a)         Amounts are based on the applicable exchange rates at December 31, 2012. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)        Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at December 31, 2012.

(c)          We estimate that for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected property level cash flow at December 31, 2012 of $0.1 million.

(d)         We estimate that for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change the projected property level cash flow at December 31, 2012 of $0.3 million.

As a result of scheduled balloon payments on our international non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2014 and 2015. In 2014 and 2015, balloon payments totaling $147.8 million and $164.1 million, respectively, are due in each year on five non-recourse mortgage loans that are collateralized by properties that we own with affiliates. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If that has not occurred, we would expect to use our cash resources, including unused capacity on our Revolver, to make these payments, if necessary.

W. P. Carey 2012 10-K — 55

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

W. P. Carey 2012 10-K — 56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of W. P. Carey Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of W. P. Carey Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 26, 2013

W. P. Carey 2012 10-K — 57

W. P. CAREY INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2012	2011
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entities (“VIEs”) of $78,745 and $41,032, respectively)	$2,331,613	$646,482
Operating real estate, at cost (inclusive of amounts attributable to consolidated VIEs of $0 and $26,318, respectively)	99,703	109,875
Accumulated depreciation (inclusive of amounts attributable to consolidated VIEs of $16,110 and $22,350, respectively)	(136,068)	(135,175)
Net investments in properties	2,295,248	621,182
Real estate under construction	2,875	-
Net investments in direct financing leases (inclusive of amounts attributable to consolidated VIEs of $23,921 and $0, respectively)	376,005	58,000
Assets held for sale	1,445	-
Equity investments in real estate and the Managed REITs	565,626	538,749
Net investments in real estate	3,241,199	1,217,931
Cash (inclusive of amounts attributable to consolidated VIEs of $17 and $230, respectively)	123,904	29,297
Due from affiliates	36,002	38,369
Goodwill	329,132	63,607
In-place lease, net (inclusive of amounts attributable to consolidated VIEs of $3,823 and $0, respectively)	447,278	44,578
Above-market rent, net (inclusive of amounts attributable to consolidated VIEs of $2,773 and $0, respectively)	279,885	4,822
Other intangible assets, net (inclusive of amounts attributable to consolidated VIEs of $297 and $0, respectively)	10,200	12,950
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $4,232 and $2,773, respectively)	141,442	51,069
Total assets	$4,609,042	$1,462,623

Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of amounts attributable to consolidated VIEs of $30,326 and $14,261, respectively)	$1,715,397	$356,209
Senior credit facility	253,000	233,160
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to consolidated VIEs of $7,659 and $1,651, respectively)	265,132	82,055
Income taxes, net	24,959	44,783
Distributions payable	45,700	22,314
Total liabilities	2,304,188	738,521
Redeemable noncontrolling interest	7,531	7,700
Redeemable securities - related party (Note 4)	40,000	-
Commitments and contingencies (Note 13)
Equity:
W. P. Carey stockholders’ equity:
Listed shares of W. P. Carey & Co. LLC, no par value, 100,000,000 shares authorized; 0 and 39,729,018 shares issued and outstanding, respectively	-	-
Common stock of W. P. Carey Inc., $0.001 par value, 450,000,000 shares authorized; 68,901,933 and 0 shares issued and outstanding, respectively	69	-
Preferred stock of W. P. Carey Inc., $0.001 par value, 50,000,000 shares authorized; None issued	-	-
Additional paid-in capital	2,175,820	779,071
Distributions in excess of accumulated earnings	(172,182)	(95,046)
Deferred compensation obligation	8,358	7,063
Accumulated other comprehensive loss	(4,649)	(8,507)
Less, treasury stock at cost, 416,408 and 0 shares, respectively	(20,270)	-
Total W. P. Carey stockholders’ equity	1,987,146	682,581
Noncontrolling interests	270,177	33,821
Total equity	2,257,323	716,402
Total liabilities and equity	$4,609,042	$1,462,623

See Notes to Consolidated Financial Statements.

W. P. Carey 2012 10-K — 58

W. P. CAREY INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2012	2011	2010
Revenues
Lease revenues:
Rental income	$108,707	$52,360	$41,940
Interest income from direct financing leases	15,796	10,278	9,542
Total lease revenues	124,503	62,638	51,482
Asset management revenue from affiliates	56,666	66,808	76,246
Structuring revenue from affiliates	48,355	46,831	44,525
Incentive, termination and subordinated disposition revenue from affiliates	-	52,515	-
Wholesaling revenue	19,914	11,664	11,096
Reimbursed costs from affiliates	98,245	64,829	60,023
Other real estate income	26,312	22,499	17,273
	373,995	327,784	260,645
Operating Expenses
General and administrative	(144,809)	(93,733)	(73,427)
Reimbursable costs	(98,245)	(64,829)	(60,023)
Depreciation and amortization	(48,790)	(24,347)	(18,309)
Property expenses	(13,041)	(10,145)	(8,009)
Other real estate expenses	(9,850)	(10,784)	(8,121)
Impairment charges	(10,467)	1,365	(1,140)
	(325,202)	(202,473)	(169,029)
Other Income and Expenses
Other interest income	1,396	2,001	1,269
Income from equity investments in real estate and the Managed REITs	62,392	51,228	30,992
Gain on change in control of interests	20,744	27,859	781
Other income and (expenses)	3,402	4,578	627
Interest expense	(50,573)	(21,770)	(15,636)
	37,361	63,896	18,033
Income from continuing operations before income taxes	86,154	189,207	109,649
Provision for income taxes	(6,783)	(37,214)	(25,814)
Income from continuing operations	79,371	151,993	83,835
Discontinued Operations
Income from operations of discontinued properties	922	1,366	4,897
Gain on deconsolidation of a subsidiary	-	1,008	-
(Loss) gain on sale of real estate	(5,019)	(3,391)	460
Impairment charges	(12,495)	(11,838)	(14,241)
Loss from discontinued operations, net of tax	(16,592)	(12,855)	(8,884)
Net Income	62,779	139,138	74,951
Net (income) loss attributable to noncontrolling interests	(607)	1,864	314
Less: Net income attributable to redeemable noncontrolling interest	(40)	(1,923)	(1,293)
Net Income Attributable to W. P. Carey	$62,132	$139,079	$73,972

Basic Earnings Per Share
Income from continuing operations attributable to W. P. Carey	$1.65	$3.76	$2.08
Loss from discontinued operations attributable to W. P. Carey	(0.35)	(0.32)	(0.22)
Net income attributable to W. P. Carey	$1.30	$3.44	$1.86

Diluted Earnings Per Share
Income from continuing operations attributable to W. P. Carey	$1.62	$3.74	$2.08
Loss from discontinued operations attributable to W. P. Carey	(0.34)	(0.32)	(0.22)
Net income attributable to W. P. Carey	$1.28	$3.42	$1.86

Weighted Average Shares Outstanding
Basic	47,389,460	39,819,475	39,514,746
Diluted	48,078,474	40,098,095	40,007,894

Amounts Attributable to W. P. Carey
Income from continuing operations, net of tax	$78,724	$151,934	$82,856
Loss from discontinued operations, net of tax	(16,592)	(12,855)	(8,884)
Net income attributable to W. P. Carey	$62,132	$139,079	$73,972

See Notes to Consolidated Financial Statements.

W. P. Carey 2012 10-K — 59

W. P. CAREY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Net Income	$62,779	$139,138	$74,951
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	7,809	(1,796)	(1,227)
Unrealized loss on derivative instruments	(2,262)	(3,588)	(757)
Change in unrealized (depreciation) appreciation on marketable securities	(7)	(11)	6
	5,540	(5,395)	(1,978)
Comprehensive Income	68,319	133,743	72,973

Amounts Attributable to Noncontrolling Interests
Net (income) loss	(607)	1,864	314
Foreign currency translation adjustments	(1,676)	346	(816)
Comprehensive (income) loss attributable to noncontrolling interests	(2,283)	2,210	(502)

Amounts Attributable to Redeemable Noncontrolling Interest
Net income	(40)	(1,923)	(1,293)
Foreign currency translation adjustments	(6)	5	12
Comprehensive income attributable to redeemable noncontrolling interest	(46)	(1,918)	(1,281)
Comprehensive Income Attributable to W. P. Carey	$65,990	$134,035	$71,190

See Notes to Consolidated Financial Statements.

W. P. Carey 2012 10-K — 60

W. P. CAREY INC.

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
					Distributions		Accumulated
	Common Stock			Additional	in Excess of	Deferred	Other		Total
	No Par Value	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	Treasury	W. P. Carey	Noncontrolling
	Shares	Shares	Amount	Capital	Earnings	Obligation	Loss	Stock	Stockholders	Interests	Total
Balance at January 1, 2010	39,204,605	-	$-	$754,507	$(138,442)	$10,249	$(681)	$-	$625,633	$6,775	$632,408
Cash proceeds on issuance of shares, net	196,802	-	-	3,724	-	-	-	-	3,724	-	3,724
Grants issued in connection with services rendered	-	-	-	-	-	450	-	-	450	-	450
Shares issued under share incentive plans	368,012	-	-	-	-	-	-	-	-	-	-
Contributions	-	-	-	-	-	-	-	-	-	14,261	14,261
Forfeitures of shares	(47,214)	-	-	(1,517)	-	-	-	-	(1,517)	-	(1,517)
Distributions declared ($2.03 per share)	-	-	-	-	(81,299)	-	-	-	(81,299)	-	(81,299)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(3,305)	(3,305)
Windfall tax benefits - share incentive plans	-	-	-	2,354	-	-	-	-	2,354	-	2,354
Stock-based compensation expense	-	-	-	8,149	-	(188)	-	-	7,961	-	7,961
Repurchase and retirement of shares	(267,358)	-	-	(2,317)	-	-	-	-	(2,317)	-	(2,317)
Redemption value adjustment	-	-	-	471	-	-	-	-	471	-	471
Tax impact of purchase of W. P. Carey International LLC interest	-	-	-	(1,637)	-	-	-	-	(1,637)	-	(1,637)
Reclassification of the third-party interest in Carey Storage	-	-	-	-	-	-	-	-	-	22,402	22,402
Net income	-	-	-	-	73,972	-	-	-	73,972	(314)	73,658
Other comprehensive loss:
Foreign currency translation adjustments	-	-	-	-	-	-	(2,031)	-	(2,031)	642	(1,389)
Unrealized loss on derivative instruments	-	-	-	-	-	-	(757)	-	(757)	-	(757)
Change in unrealized appreciation on marketable securities	-	-	-	-	-	-	6	-	6	-	6
Balance at December 31, 2010	39,454,847	-	-	763,734	(145,769)	10,511	(3,463)	-	625,013	40,461	665,474
Cash proceeds on issuance of shares, net	45,674	-	-	1,488	-	-	-	-	1,488	-	1,488
Grants issued in connection with services rendered	5,285	-	-	-	-	700	-	-	700	-	700
Shares issued under share incentive plans	576,148	-	-	-	-	-	-	-	-	-	-
Contributions	-	-	-	-	-	-	-	-	-	3,223	3,223
Forfeitures of shares	(3,562)	-	-	(274)	-	-	-	-	(274)	-	(274)
Distributions declared ($2.19 per share)	-	-	-	-	(88,356)	301	-	-	(88,055)	-	(88,055)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(6,000)	(6,000)
Windfall tax benefits - share incentive plans	-	-	-	2,569	-	-	-	-	2,569	-	2,569
Stock-based compensation expense	-	-	-	21,739	-	(4,449)	-	-	17,290	-	17,290
Repurchase and retirement of shares	(349,374)	-	-	(4,761)	-	-	-	-	(4,761)	-	(4,761)
Redemption value adjustment	-	-	-	455	-	-	-	-	455	-	455
Purchase of noncontrolling interest	-	-	-	(5,879)	-	-	-	-	(5,879)	(1,612)	(7,491)
Net income	-	-	-	-	139,079	-	-	-	139,079	(1,864)	137,215
Other comprehensive loss:
Foreign currency translation adjustments	-	-	-	-	-	-	(1,445)	-	(1,445)	(387)	(1,832)
Unrealized loss on derivative instruments	-	-	-	-	-	-	(3,588)	-	(3,588)	-	(3,588)
Change in unrealized depreciation on marketable securities	-	-	-	-	-	-	(11)	-	(11)	-	(11)
Balance at December 31, 2011	39,729,018	-	-	779,071	(95,046)	7,063	(8,507)	-	682,581	33,821	716,402

(Continued)

W. P. Carey 2012 10-K — 61

W. P. CAREY INC.

CONSOLIDATED STATEMENTS OF EQUITY (Continued)

Years Ended December 31, 2012, 2011 and 2010

(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
					Distributions		Accumulated
	Common Stock			Additional	in Excess of	Deferred	Other		Total
	No Par Value	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	Treasury	W. P. Carey	Noncontrolling
	Shares	Shares	Amount	Capital	Earnings	Obligation	Loss	Stock	Stockholders	Interests	Total
Balance at January 1, 2012	39,729,018	-	$-	$779,071	$(95,046)	$7,063	$(8,507)	$-	$682,581	$33,821	$716,402
Exchange of shares of W. P. Carey & Co. LLC for shares of W. P. Carey Inc. in connection with the Merger	(39,834,827)	39,834,827	40	(40)	-	-	-	-	-	-	-
Shares issued to stockholders of CPA®:15 in connection with the Merger	-	28,170,643	28	1,380,333	-	-	-	-	1,380,361	-	1,380,361
Purchase of noncontrolling interests in connection with the Merger	-	-	-	(154)	-	-	-	-	(154)	237,513	237,359
Reclassification of Estate Shareholders shares	-	-	-	(40,000)	-	-	-	-	(40,000)	-	(40,000)
Cash proceeds on issuance of shares, net	30,993	13,768	-	1,553	-	-	-	-	1,553	-	1,553
Cash proceeds on issuance of shares to third party	-	937,500	1	44,999	-	-	-	-	45,000	-	45,000
Grants issued in connection with services rendered	427,425	3,822	-	-	-	-	-	-	-	-	-
Shares issued under share incentive plans	238,728	27,044	-	646	-	-	-	-	646	-	646
Contributions	-	-	-	-	-	-	-	-	-	3,291	3,291
Forfeitures of shares	(29,919)	-	-	-	-	-	-	-	-	-	-
Windfall tax benefits - share incentive plans	-	-	-	10,185	-	-	-	-	10,185	-	10,185
Stock-based compensation expense	-	-	-	25,067	-	971	-	-	26,038	-	26,038
Redemption value adjustment	-	-	-	(840)	-	-	-	-	(840)	-	(840)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(6,649)	(6,649)
Distributions declared ($2.44 per share)	-	-	-	-	(139,268)	324	-	-	(138,944)	-	(138,944)
Purchase of treasury stock from related parties (Note 4)	(561,418)	(416,408)	-	-	-	-	-	(45,270)	(45,270)	-	(45,270)
Cancellation of shares	-	(85,671)	-	(25,000)	-	-	-	25,000	-	-	-
Net income	-	-	-	-	62,132	-	-	-	62,132	607	62,739
Other comprehensive loss:
Foreign currency translation adjustments	-	-	-	-	-	-	6,127	-	6,127	1,594	7,721
Unrealized loss on derivative instruments	-	-	-	-	-	-	(2,262)	-	(2,262)	-	(2,262)
Change in unrealized depreciation on marketable securities	-	-	-	-	-	-	(7)	-	(7)	-	(7)
Balance at December 31, 2012	-	68,485,525	$69	$2,175,820	$(172,182)	$8,358	$(4,649)	$(20,270)	$1,987,146	$270,177	$2,257,323

See Notes to Consolidated Financial Statements.

W. P. Carey 2012 10-K — 62

W. P. CAREY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash Flows — Operating Activities
Net income	$62,779	$139,138	$74,951
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	55,114	29,616	24,443
(Income) loss from equity investments in real estate and the Managed REITs in excess of distributions received	(17,271)	310	(4,920)
Straight-line rent, financing lease adjustments and amortization of rent-related intangibles	2,831	(3,698)	286
Amortization of deferred revenue	(9,436)	(6,291)	-
Gain on deconsolidation of a subsidiary	-	(1,008)	-
Loss (gain) on sale of real estate	2,773	3,391	(460)
Unrealized (gain) loss on foreign currency transactions and others	(1,861)	138	300
Realized loss (gain) on foreign currency transactions and others	610	(965)	(731)
Allocation of loss to profit-sharing interest	-	-	(781)
Management and disposition income received in shares of Managed REITs	(28,477)	(73,936)	(35,235)
Gain on conversion of shares	(15)	(3,806)	-
Gain on change in control of interests	(20,794)	(27,859)	-
Impairment charges	22,962	10,473	15,381
Stock-based compensation expense	26,038	17,716	7,082
Deferred acquisition revenue received	21,059	21,546	21,204
Increase in structuring revenue receivable	(20,304)	(19,537)	(20,237)
(Decrease) increase in income taxes, net	(18,277)	244	(1,288)
Net changes in other operating assets and liabilities	2,912	(5,356)	6,422
Net Cash Provided by Operating Activities	80,643	80,116	86,417
Cash Flows — Investing Activities
Cash paid to stockholders of CPA®:15 in the Merger	(152,356)	-	-
Cash acquired in connection with the Merger	178,945	-	-
Distributions received from equity investments in real estate and the Managed REITs in excess of equity income	46,294	20,807	18,758
Capital contributions to equity investments	(726)	(2,297)	-
Purchase of interests in CPA®:16 — Global	-	(121,315)	-
Purchases of real estate and equity investments in real estate	(3,944)	(24,315)	(96,884)
Value added taxes (“VAT”) paid in connection with acquisition of real estate	-	-	(4,222)
VAT refunded in connection with acquisitions of real estate	-	5,035	-
Capital expenditures	(6,204)	(13,239)	(5,135)
Cash acquired on acquisition of subsidiaries	-	57	-
Proceeds from sale of real estate	73,204	12,516	14,591
Proceeds from sale of securities	372	818	-
Funding of short-term loans to affiliates	-	(96,000)	-
Proceeds from repayment of short-term loans to affiliates	-	96,000	-
Funds placed in escrow	(46,951)	(6,735)	(1,571)
Funds released from escrow	37,832	2,584	36,620
Net Cash Provided by (Used in) Investing Activities	126,466	(126,084)	(37,843)
Cash Flows — Financing Activities
Distributions paid	(113,867)	(85,814)	(92,591)
Contributions from noncontrolling interests	3,291	3,223	14,261
Distributions paid to noncontrolling interests	(7,314)	(7,258)	(4,360)
Contributions from profit-sharing interest	-	-	3,694
Distributions to profit-sharing interest	-	-	(693)
Purchase of noncontrolling interest	-	(7,502)	-
Purchase of treasury stock from related party (Note 4)	(45,270)	-	-
Scheduled payments of mortgage principal	(54,964)	(25,327)	(14,324)
Proceeds from mortgage financing	23,750	45,491	56,841
Proceeds from senior credit facility	300,000	251,410	83,250
Repayments of senior credit facility	(280,160)	(160,000)	(52,500)
Payment of financing costs	(2,557)	(7,778)	(1,204)
Funds placed in escrow	1,970	-	-
Proceeds from issuance of shares	51,644	1,488	3,724
Windfall tax benefit associated with stock-based compensation awards	10,185	2,569	2,354
Net Cash (Used in) Provided by Financing Activities	(113,292)	10,502	(1,548)
Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash	790	70	(783)
Net increase (decrease) in cash and cash equivalents	94,607	(35,396)	46,243
Cash and cash equivalents, beginning of year	29,297	64,693	18,450
Cash and cash equivalents, end of year	$123,904	$29,297	$64,693

(Continued)

W. P. Carey 2012 10-K — 63

W. P. CAREY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Supplemental noncash investing and financing activities:

In July 2012, we entered into a share purchase agreement (Note 4) to repurchase up to an aggregate amount of $85.0 million of our common stock from the Estate. Upon the execution of the agreement, we reclassified $85.0 million from Additional paid-in capital to Redeemable securities.

On September 28, 2012, we merged with CPA®:15. In the Merger, CPA®:15 stockholders received $1.25 in cash and 0.2326 shares of our common stock for each share of CPA®:15 common stock held at the completion of the Merger (Note 3). The purchase price was allocated to the assets acquired and liabilities assumed, based upon their preliminary fair values. The following table summarizes estimated fair values of the assets acquired and liabilities assumed in the acquisition based on the current best estimate of management (in thousands):

Assets Acquired at Fair Value
Investments in real estate	$1,762,872
Net investment in direct financing leases	315,789
Equity investments in real estate	166,247
Intangible assets	695,310
Other assets	81,750
Liabilities Assumed at Fair Value
Non-recourse debt	(1,350,755)
Accounts payable, accrued expenses and other liabilities	(186,795)
Amounts attributable to noncontrolling interests	(237,359)
Net assets acquired excluding cash	1,247,059
Fair value of common shares issued	(1,380,362)
Cash consideration	(152,356)
Fair value of W. P. Carey & Co. LLC equity interest in CPA®:15 prior to the Merger	(107,147)
Fair value of W. P. Carey & Co. LLC equity interest in jointly-owned investments with CPA®:15 prior to the Merger	(54,822)
Goodwill	268,683
Cash acquired on acquisition of subsidiaries	$(178,945)

Prior to our implementation of Emerging Issues Task Force (“EITF”) 10-E “Accounting for Deconsolidation of a Subsidiary That Is In-Substance Real Estate”, we deconsolidated a wholly-owned subsidiary because we no longer had control over the activities that most significantly impact its economic performance following possession of the subsidiary’s property by a receiver (Note 17). The following table presents the assets and liabilities of the subsidiary on the date of deconsolidation (in thousands):

Assets
Net investments in properties	$5,340
Intangible assets and goodwill, net	(15)
Total	$5,325

Liabilities
Non-recourse debt	$(6,311)
Accounts payable, accrued expenses and other liabilities	(22)
Total	$(6,333)

On May 2, 2011, in connection with entering into an amended and restated advisory agreement with CPA®:16 – Global, we received a special membership interest in CPA®:16 – Global’s operating partnership and recorded as consideration a $28.3 million adjustment to Equity investments in real estate and the Managed REITs to reflect the fair value of our special interest in that operating partnership (Note 4).

W. P. Carey 2012 10-K — 64

Also on May 2, 2011, we exchanged 11,113,050 shares of CPA®:14 for 13,260,091 shares of CPA®:16 – Global, resulting in a gain of approximately $2.8 million. Additionally, we recognized a gain of $1.0 million on the conversion of our termination revenue to shares of CPA®:14 as a result of the fair value of the shares received exceeding the termination revenue (Note 4).

In May 2011, we purchased the remaining interests in our Federal Express and Amylin investments from CPA®:14, which we had previously accounted for under the equity method. In connection with purchasing these interests and gaining control, we recognized a net gain of $27.9 million to adjust the carrying value of our existing interests in these investments to their estimated fair values. We also assumed two non-recourse mortgages on the related properties with an aggregate fair value of $87.6 million at the date of acquisition (Note 4).

Supplemental cash flows information (in thousands):

	Years Ended December 31,
	2012	2011	2010
Interest paid	$38,092	$21,168	$15,351
Income taxes paid	$12,501	$33,641	$24,307

See Notes to Consolidated Financial Statements.

W. P. Carey 2012 10-K — 65

W. P. CAREY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Organization

At December 31, 2012, W. P. Carey Inc. is a REIT that provides long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and manages a global investment portfolio. We invest primarily in commercial properties domestically and internationally. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net leased basis, which requires each tenant to pay substantially all of the costs associated with operating and maintaining the property. Through our TRSs, we also earn revenue as the advisor to publicly-owned, non-listed REITs, which are sponsored by us under the Corporate Property Associates brand name and invest in similar properties. At December 31, 2012, we were the advisor to the following CPA® REITs: CPA®:16 – Global and CPA®:17 – Global, and we were the advisor to CPA®:15 until its merger with and into us on September 28, 2012 (Note 3). We are also the advisor to CWI, which acquires interests in lodging and lodging-related properties. At December 31, 2012, we owned and/or managed 1,007 properties domestically and internationally. Our owned portfolio was comprised of our full or partial ownership interest in 423 properties, substantially all of which were net leased to 124 tenants, and totaled approximately 38.5 million square feet. In addition, through our consolidated subsidiaries, Carey Storage and Livho, we had interests in 21 self-storage properties and a hotel property, respectively, for an aggregate of approximately 0.8 million square feet at December 31, 2012. All references to square feet are unaudited.

We were formed as a corporation under the laws of Maryland on February 15, 2012. On February 17, 2012, our predecessor, W. P. Carey & Co. LLC, announced its intention to reorganize to qualify as a REIT for federal income tax purposes. Prior to the REIT Reorganization, our predecessor was a limited liability company formed under the laws of Delaware on July 15, 1996 and, as a limited liability company, was not subject to federal income taxation as long as it satisfied certain requirements relating to its operations and passed through any tax liabilities or benefits to its shareholders; however, certain of its subsidiaries were engaged in investment management operations and were subject to U.S. federal, state and local income taxes, and some of its subsidiaries may have also been subject to foreign taxes. On September 13, 2012, W. P. Carey & Co. LLC’s shareholders approved the REIT Reorganization. In connection with the Merger, W. P. Carey & Co. LLC completed an internal reorganization whereby W. P. Carey & Co. LLC and its subsidiaries merged with and into W. P. Carey Inc. with W. P. Carey Inc. as the surviving corporation, succeeding to and continuing to operate the existing business of W. P. Carey & Co. LLC. Upon consummation of the REIT Reorganization, the 40,396,245 outstanding shares of W. P. Carey & Co. LLC, no par value per share, were converted into the right to receive an equal number of shares of W. P. Carey Inc. common stock, par value $0.001 per share, which are subject to certain share ownership and transfer restrictions designed to protect our ability to remain qualified as a real estate investment trust. A total of 40,396,245 shares of our common stock were issued to the shareholders of W. P. Carey & Co. LLC in exchange for an aggregate of 40,396,245 shares they owned on the date of closing. Immediately after the REIT Reorganization, the shares of W. P. Carey & Co. LLC were delisted from the NYSE and the shares were canceled, and our common stock became listed on the NYSE under the same symbol, “WPC”.

The REIT Reorganization was accounted for as a transaction between entities under common control. Accordingly, the assets and liabilities of our predecessor were recognized at their carrying amounts at the date of the REIT Reorganization. As such, in the consolidated financial statements, the historical results of our predecessor are included for the pre-REIT Reorganization period and the consolidated results, which include the Merger with CPA®:15, are included subsequent to the effective date of the Merger (Note 3).

We have elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code effective February 15, 2012 for the year ending December 31, 2012 (Note 16). As a REIT, we are not generally subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We now hold substantially all of our real estate assets attributable to our Real Estate Ownership segment, including the assets acquired from CPA®:15 in the Merger, under the new REIT structure, while the activities conducted by our Investment Management segment subsidiaries have been organized under TRSs.

Primary Reportable Segments

Real Estate Ownership — We own and invest in commercial properties in the U.S. and the European Union that are then leased to companies, primarily on a triple-net lease basis. We may also invest in other properties if opportunities arise. We own interests in the Managed REITs and account for these interests under the equity method of accounting. In addition, we receive a percentage of distributions of Available Cash, as defined in the respective advisory agreements, from the operating partnerships of each of the

W. P. Carey 2012 10-K — 66

Notes to Consolidated Financial Statements

Managed REITs, and earn deferred revenue from our special member interest in CPA®:16 – Global’s operating partnership. Effective April 1, 2012, we include such distributions and deferred revenue in our Real Estate Ownership segment (Note 18).

Investment Management — Through our TRSs, we structure and negotiate investments and debt placement transactions for the Managed REITs, for which we earn structuring revenue, and manage their portfolios of real estate investments, for which we earn asset-based management and performance revenue. We earn asset-based management and historically we earned performance revenue from the Managed REITs based on the value of their real estate-related, self-storage-related and lodging-related assets under management. As funds available to the Managed REITs are invested, the asset base from which we earn revenue increases. We may also earn incentive and disposition revenue and receive other compensation in connection with providing liquidity alternatives to the Managed REITs’ stockholders.

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

When we obtain an economic interest in an entity, we evaluate the entity to determine if it is deemed a VIE and, if so, whether we are deemed to be the primary beneficiary and are therefore required to consolidate the entity. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of a VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

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

We have investments in tenancy-in-common interests in various domestic and international properties. Consolidation of these investments is not required as such interests do not qualify as VIEs and do not meet the control requirement required for consolidation. Accordingly, we account for these investments using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment provides us with significant influence on the operating and financial decisions of these investments.

We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  Fixed price purchase and renewal options within a lease as well as certain decision-making rights within a loan can cause us to consider an entity a VIE.

Additionally, we own interests in single-tenant net leased properties leased to companies through noncontrolling interests in partnerships and limited liability companies that we do not control but over which we exercise significant influence. We account for these investments under the equity method of accounting. At times the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits.

One of our directors and officers was the sole shareholder of Livho, a subsidiary that operates a hotel investment (Note 4). We consolidated the accounts of Livho in our consolidated financial statements because it was a VIE and we were its primary beneficiary.

W. P. Carey 2012 10-K — 67

Notes to Consolidated Financial Statements

In order to streamline Livho’s corporate structure, in August 2012, the director and officer transferred his ownership interest in Livho to one of our subsidiaries, Carey REIT II, Inc. (“Carey REIT II”), for no consideration. Immediately after the ownership transfer, Livho is no longer a VIE as we own 100% of the entity. We continue to consolidate the accounts of Livho.

We formed CWI in March 2008 for the purpose of acquiring interests in lodging and lodging-related properties. In April 2010, CWI filed a registration statement with the SEC to sell up to $1.0 billion of its common stock in an initial public offering plus up to an additional $237.5 million of its common stock under a dividend reinvestment plan. This registration statement was declared effective by the SEC in September 2010. Through December 31, 2010, the financial activity of CWI, which had no significant assets, liabilities or operations, was included in our consolidated financial statements, as we owned all of CWI’s outstanding common stock. Beginning in 2011, we have accounted for our interest in CWI under the equity method of accounting because, as the advisor, we do not exert control over, but we have the ability to exercise significant influence on, CWI. Similarly, we formed a new CPA® REIT, CPA®:18 – Global, in September 2012. Through December 31, 2012, the financial activity of CPA®:18 – Global, which had no significant assets, liabilities or operations, was included in our consolidated financial statements.

Reclassifications and Revisions

Certain prior year amounts have been reclassified to conform to the current year presentation. The consolidated financial statements included in this Report have been retrospectively adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations and certain adjustments related to purchase price allocation for all periods presented.

Purchase Price Allocation

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, we account for the transaction or other event as an asset acquisition. Under both methods, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, we evaluate the existence of goodwill or a gain from a bargain purchase. We immediately expense acquisition-related costs and fees associated with business combinations.

When we acquire properties with leases classified as operating leases, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values. We determine the value of the tangible assets, consisting of land and buildings, as if vacant, and site improvements, and record intangible assets, including the above-market and below-market value of leases and the value of in-place leases at their relative estimated fair values. Land is typically valued utilizing the sales comparison (or market approach). Buildings, as if vacant, are valued using the cost and/or income approach. Site improvements are valued using the cost approach. The fair value of real estate is determined by reference to portfolio appraisals which determines their values, on a property level, by applying a discounted cash flow analysis to the estimated net operating income for each property in the portfolio during the remaining anticipated lease term, and the estimated residual value of each property from a hypothetical sale of the property upon expiration after considering the re-tenanting of such property at estimated then current market rental rate, at a selected capitalization rate and deducting estimated costs of sale. The proceeds from a hypothetical sale are derived by capitalizing the estimated net operating income of each property for the year following lease expiration at an estimated residual capitalization rate. The discount rates and residual capitalization rates used to value the properties are selected based on several factors, including the creditworthiness of the lessees, industry surveys, property type, location and age, current lease rates relative to market lease rates and anticipated lease duration. In the case where a tenant has a purchase option deemed to be materially favorable to the tenant, or the tenant has long-term renewal options at rental rates below estimated market rental rates, the appraisal assumes the exercise of such purchase option or long-term renewal options in its determination of residual value. Where a property is deemed to have excess land, the discounted cash flow analysis includes the estimated excess land value at the assumed expiration of the lease, based upon an analysis of comparable land sales or listings in the general market area of the property grown at estimated market growth rates through the year of lease expiration. For those properties that are under contract for sale, the appraised value of the portfolio reflects the current contractual sale price of such properties. See Real Estate Leased to Others and Depreciation below for a discussion of our significant accounting policies related to tangible assets. We include the value of below-market leases in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

We record above-market and below-market lease values for owned properties based on the present value (using a discount rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or equivalent property, both of which are measured over a period equal to the estimated lease term which includes renewal options

W. P. Carey 2012 10-K — 68

Notes to Consolidated Financial Statements

with rental rates below estimated market rental rates. We amortize the capitalized above-market lease value as a reduction of rental income over the estimated market lease term. We amortize the capitalized below-market lease value as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.

We measure the fair value of the below-market purchase option liability we acquired in connection with the Merger as the excess of the present value of the fair value of the real estate over the present value of the tenant’s exercise price at the option date.

The value of any in-place lease is estimated to be equal to the property owners’ avoidance of costs necessary to release the property for a lease term equal to the remaining primary in-place lease term and the value of investment grade tenancy. The cost avoidance to the property owners’ of vacancy/leasing costs necessary to lease the property for a lease term equal to the remaining in-place lease term is derived first by determining the in-place lease term on the subject lease. Then, based on our review of the market, the cost to be borne by a property owner to replicate a market lease to the remaining in-place term was estimated. These costs consist of: (i) rent lost during downtime (i.e. assumed periods of vacancy), (ii) estimated expenses that would be incurred by the property owner during periods of vacancy (iii) rent concessions (i.e. free rent) (iv) leasing commissions and (v) tenant improvements allowances given to tenants. We determine these values using our estimates or by relying in part upon third-party appraisals. We amortize the capitalized value of in-place lease intangibles to expense over the remaining initial term of each lease. We amortize the capitalized value of tenant relationships to expense over the initial and expected renewal terms of the lease. No amortization period for intangibles will exceed the remaining depreciable life of the building.

If a lease is terminated, we charge the unamortized portion of above-market and below-market lease values to lease revenue, and in-place lease and tenant relationship values to amortization expense.

When we acquire leveraged properties, the fair value of debt instruments acquired is determined using a discounted cash flow model with rates that take into account the credit of the tenants, where applicable, and interest rate risk. Such resulting premium or discount is amortized over the remaining term of the obligation. We also consider the value of the underlying collateral taking into account the quality of the collateral, the credit quality of the company, the time until maturity and the current interest rate.

Goodwill

In the case of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid per the fair value of the assets and liabilities acquired and assumed, respectively, represents goodwill. We allocated goodwill to the respective reporting units in which such goodwill arose. Goodwill acquired in the Merger was attributed to the Real Estate Ownership segment which comprises one reporting unit. In the event we dispose of a property that constitutes a business under GAAP from a reporting unit with goodwill, which is less than all of the reporting unit, we allocate a portion of the reporting unit’s goodwill to that business in determining the gain or loss on the disposal of the business. The amount of goodwill allocated to the business is based on the relative fair value of the business for the reporting unit.

Operating Real Estate

We carry land and buildings and personal property at cost less accumulated depreciation. We capitalize improvements, while we expense replacements, maintenance and repairs that do not improve or extend the lives of the respective assets as incurred.

Assets Held for Sale

We classify those assets that are associated with operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. Assets held for sale are recorded at the lower of carrying value or estimated fair value, less estimated costs to sell, which is generally calculated as the expected sale price, less expected selling costs. The results of operations and the related gain or loss on sale of properties that have been sold or that are classified as held for sale and which we will have no continuing involvement in are included in discontinued operations (Note 17).

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

W. P. Carey 2012 10-K — 69

Notes to Consolidated Financial Statements

We recognize gains and losses on the sale of properties when, among other criteria, we no longer have continuing involvement, the parties are bound by the terms of the contract, all consideration has been exchanged and all conditions precedent to closing have been performed. At the time the sale is consummated, a gain or loss is recognized as the difference between the sale price, less any selling costs, and the carrying value of the property.

Cash

Our cash is held in the custody of several financial institutions, and these balances, at times, exceed federally insurable limits. We seek to mitigate this risk by depositing funds only with major financial institutions.

Other Assets and Liabilities

We include prepaid expenses, deferred rental income, tenant receivables, deferred charges, escrow balances held by lenders, restricted cash balances, marketable securities, derivative assets and corporate fixed assets in Other assets. We include derivative instruments; miscellaneous amounts held on behalf of tenants; and deferred revenue, including unamortized below-market rent intangibles and unamortizable below-market purchase options in Other liabilities. Deferred charges are costs incurred in connection with mortgage financings and refinancings that are amortized over the terms of the mortgages and included in Interest expense in the consolidated financial statements. Deferred rental income is the aggregate cumulative difference for operating leases between scheduled rents that vary during the lease term, and rent recognized on a straight-line basis. Marketable securities are classified as available-for-sale securities and reported at fair value with unrealized gains and losses on these securities reported as a component of Other comprehensive income until realized.

Allowance for Doubtful Accounts

We consider direct finance leases to be past-due or delinquent when a contractually required principal or interest payment is not remitted in accordance with the provisions of the underlying agreement.  We evaluate each account individually and set up an allowance when, based upon current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms, and the amount can be reasonably estimated.

Revenue Recognition

Real Estate Leased to Others

We lease real estate to others primarily on a triple-net leased basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. We charge expenditures for maintenance and repairs, including routine betterments, to operations as incurred. We capitalize significant renovations that increase the useful life of the properties. For the years ended December 31, 2012, 2011 and 2010, although we are legally obligated for payment pursuant to our lease agreements with our tenants, lessees were responsible for the direct payment to the taxing authorities of real estate taxes of approximately $18.7 million, $6.4 million and $7.7 million, respectively.

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

We account for leases as operating or direct financing leases, as described below:

Operating leases — We record real estate at cost less accumulated depreciation; we recognize future minimum rental revenue on a straight-line basis over the non-cancellable lease term of the related leases and charge expenses to operations as incurred (Note 5).

Direct financing method — We record leases accounted for under the direct financing method at their net investment (Note 5). We defer and amortize unearned income to income over the lease term so as to produce a constant periodic rate of return on our net investment in the lease.

On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees, we believe that it is necessary to evaluate the collectability of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. Therefore, in

W. P. Carey 2012 10-K — 70

Notes to Consolidated Financial Statements

recognizing our provision for uncollected rents and other tenant receivables, we evaluate actual past due amounts and make subjective judgments as to the collectability of those amounts based on factors including, but not limited to, our knowledge of a lessee’s circumstances, the age of the receivables, the tenant’s credit profile and prior experience with the tenant. Even if a lessee has been making payments, we may reserve for the entire receivable amount if we believe there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.

Investment Management Operations

We earn structuring revenue and asset management revenue in connection with providing services to the Managed REITs. We earn structuring revenue for services we provide in connection with the analysis, negotiation and structuring of transactions, including acquisitions and dispositions and the placement of mortgage financing obtained by the Managed REITs. Asset management revenue consists of property management, leasing and advisory revenue. Receipt of the incentive revenue portion of the asset management revenue or performance revenue, however, which we received from CPA®:15 prior to the date of the Merger in 2012 and from CPA®:14 and CPA®:16 – Global prior to the CPA®:14/16 Merger in 2011, was subordinated to the achievement of specified cumulative return requirements by the stockholders of those CPA REITs. At our option, the performance revenue could be collected in cash or shares of the CPA® REIT (Note 4). In addition, we earn subordinated incentive and disposition revenue related to the disposition of properties. We may also earn termination revenue in connection with the termination of the advisory agreements for the Managed REITs.

We recognize all revenue as earned. We earn structuring revenue upon the consummation of a transaction and asset management revenue when services are performed. We recognize revenue subject to subordination only when the performance criteria of the Managed REIT is achieved and contractual limitations are not exceeded.

We earned subordinated disposition and incentive revenue from CPA®:15 until September 28, 2012 (Note 4) after its stockholders received their initial investment plus a specified preferred return. We may earn termination revenue if a liquidity event is consummated by any of the other Managed REITs.

We are also reimbursed for certain costs incurred in providing services, including broker-dealer commissions paid on behalf of the Managed REITs, marketing costs and the cost of personnel provided for the administration of the Managed REITs. We record reimbursement income as the expenses are incurred, subject to limitations on a Managed REIT’s ability to incur offering costs.

Depreciation

We compute depreciation of building and related improvements using the straight-line method over the estimated remaining useful lives of the properties (not to exceed 40 years) and furniture, fixtures and equipment (generally up to seven years). We compute depreciation of tenant improvements using the straight-line method over the lesser of the remaining term of the lease or the estimated useful life.

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

Real Estate

For real estate assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The undiscounted cash flow analysis requires us to make our best estimate of, among other things, market rents, residual values, and holding periods. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining our estimate of future cash flows. If the future net undiscounted cash flow of the property’s asset group is

W. P. Carey 2012 10-K — 71

Notes to Consolidated Financial Statements

less than the carrying value, the property’s asset group is considered to be impaired. We then measure the loss as the excess of the carrying value of the property’s asset group over its estimated fair value.

Direct Financing Leases

We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge equal to the difference between the fair value and carrying value, which is discounted at the internal rate of return of the project.

Assets Held for Sale

When we classify an asset as held for sale, we compare the asset’s estimated fair value less estimated cost to sell to its carrying value, and if the estimated fair value less estimated cost to sell is less than the property’s carrying value, we reduce the carrying value to the estimated fair value less estimated cost to sell. We will continue to review the initial impairment for subsequent changes in the estimated fair value, and may recognize an additional impairment charge, if warranted.

Equity Investments in Real Estate and the Managed REITs

We evaluate our equity investments in real estate and in the Managed REITs on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent impairment has occurred, we measure the charge as the excess of the carrying value of our investment over its estimated fair value. For equity investments in real estate, we calculate estimated fair value by multiplying the estimated fair value of the underlying venture’s net assets by our ownership interest percentage. For certain investments in the Managed REITs, we calculate the estimated fair value of our investment using the most recently published NAV of each Managed REIT, which for CPA®:17 – Global and CWI is deemed to be their initial public offering prices.

Goodwill

We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event using a two-step process. To identify any impairment, we first compare the estimated fair value of each of our reporting units with their respective carrying amount, including goodwill. We calculate the estimated fair value of the Investment Management reporting unit by applying a multiple, based on comparable companies, to earnings. For the Real Estate Ownership reporting unit, we calculate its estimated fair value by applying a multiple common to the real estate community. The selection of the comparable companies and transactions to be used in our evaluation process could have a significant impact on the fair value of our reporting units and possible impairments. If the fair value of the reporting unit exceeds its carrying amount, we do not consider goodwill to be impaired and no further analysis is required. If the carrying amount of the reporting unit exceeds its estimated fair value, we then perform the second step to determine and measure the amount of the potential impairment charge.

For the second step, we compare the implied fair value of the goodwill for each reporting unit with its respective carrying amount and record an impairment charge equal to the excess of the carrying amount over the implied fair value. We determine the implied fair value of the goodwill by allocating the estimated fair value of the reporting unit to its assets and liabilities. The excess of the estimated fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill.

We evaluate goodwill on an annual basis or upon the occurrence of a triggering event. The goodwill recorded in our Investment Management reporting unit is evaluated in the fourth quarter of every year. In connection with the Merger, we recorded goodwill in our Real Estate Ownership reporting unit. Prior to the Merger, there was no goodwill recorded in our Real Estate Ownership reporting unit. We will evaluate the goodwill recorded in our Real Estate Ownership reporting unit in the second quarter of every year.

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

W. P. Carey 2012 10-K — 72

Notes to Consolidated Financial Statements

on a straight-line or graded-vesting basis, as appropriate, over the requisite service period of the award. We include stock-based compensation within the listed shares caption of equity.

Foreign Currency

Translation

We have interests in real estate investments in the European Union and United Kingdom for which the functional currency is the euro and the British pound sterling, respectively. We perform the translation from the euro or the British pound sterling to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. We report the gains and losses resulting from such translation as a component of other comprehensive income in equity.

Transaction Gains or Losses

A transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Also, foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of subordinated intercompany debt with scheduled principal payments, are included in the determination of net income.

Foreign currency transactions that are intercompany foreign currency transactions that are of a long term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in our financial statements, are not included in determining net income but are accounted for in the same manner as foreign currency translation adjustments and reported as a component of other comprehensive income in equity.

Net realized gains or (losses) are recognized on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company. For the years ended December 31, 2012, 2011 and 2010, we recognized net realized (losses) gains on such transactions of $(0.6) million, $0.4 million and less than $(0.1) million, respectively.

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

We made an accounting policy election effective January 1, 2011, or the “effective date,” to use the portfolio exception in Accounting Standards Codification (“ASC”) 820-10-35-18D “Fair Value Measurement”, the “portfolio exception,” with respect to measuring counterparty credit risk for all of our derivative transactions subject to master netting arrangements.

Income Taxes

W. P. Carey & Co. LLC, our predecessor, converted to a REIT through the REIT Reorganization (Note 3). Effective February 15, 2012, we have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code for the year ended December 31, 2012. As a REIT, we are not subject to federal income taxes on our income and gains that we distribute to our stockholders as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We believe that we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT. Deferred income taxes are recorded for the corporate subsidiaries based on earnings reported. The provision for income taxes differs from the amounts currently payable because of temporary differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes. Income taxes are computed under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial bases of assets and liabilities (Note 16).

W. P. Carey 2012 10-K — 73

Notes to Consolidated Financial Statements

Real Estate Ownership Operations

We expect to derive most of our REIT income from our real estate operations under our Real Estate Ownership segment. As such, our real estate operations are generally not subject to federal tax, and accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements for these operations. These operations are subject to certain state, local and foreign taxes, as applicable.

We hold our real estate assets under a subsidiary, Carey REIT II. Carey REIT II has elected to be taxed as a REIT under the Internal Revenue Code. We believe we have operated, and we intend to continue to operate, in a manner that allows Carey REIT II to continue to qualify as a REIT. Under the REIT operating structure, Carey REIT II is permitted to deduct distributions paid to our stockholders and generally will not be required to pay U.S. federal income taxes. Accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements related to Carey REIT II.

Investment Management Operations

We conduct our investment management operations primarily through TRSs. These operations are subject to federal, state, local and foreign taxes, as applicable. Our financial statements are prepared on a consolidated basis including these TRSs and include a provision for current and deferred taxes on these operations.

Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common stockholders, as adjusted for unallocated earnings attributable to the unvested RSUs by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share reflects potentially dilutive securities (options, restricted shares and RSUs) using the treasury stock method, except when the effect would be anti-dilutive.

Future Accounting Requirement

The following Accounting Standards Update (“ASU”) promulgated by the FASB is applicable to us in future reports, as indicated:

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

Out-of-Period Adjustments

During 2012, we identified errors in the consolidated financial statements related to prior years. The errors were primarily attributable to the misapplication of guidance in accounting for and clerical errors related to the expropriation of land related to two investments and our reimbursement of certain affiliated costs. We concluded that these adjustments were not material, individually or in the aggregate, to our results for this or any of the prior periods, and as such, we recorded an out-of-period adjustment to increase our income from operations by $2.5 million within continuing operations primarily attributable to an increase in Gain on sale of real estate of $2.0 million in the consolidated statement of income.

In 2011, we identified an error in the consolidated financial statements related to prior years. The error relates to the misapplication of accounting guidance related to the modifications of certain leases. We concluded this adjustment, with a net impact of $0.2 million on our statement of operations for the fourth quarter of 2011, was not material to our results for the prior year periods or to the period of adjustment. Accordingly, this cumulative change was recorded in the consolidated financial statements in the fourth quarter of 2011 as

W. P. Carey 2012 10-K — 74

Notes to Consolidated Financial Statements

an out-of-period adjustment as follows: a reduction to Net investment in direct financing leases of $17.6 million and an increase in net Operating real estate of $17.9 million on the consolidated balance sheet; and an increase in Lease revenues of $0.9 million, a reduction of Impairment charges of $1.6 million, and an increase in Depreciation expense of $2.2 million on the consolidated statement of operations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Note 3. Merger with CPA®:15

Merger

On February 17, 2012, our predecessor, W. P. Carey & Co. LLC, and CPA®:15 entered into a definitive agreement (the “Merger Agreement”) pursuant to which CPA®:15 would merge with and into W. P. Carey Inc. The Merger is part of a larger transformation that implements our overall business strategy of expanding real estate assets under ownership, substantially increases our scale and liquidity, and provides income contribution from owned properties while preserving our investment management business. On September 13, 2012, the shareholders of W. P. Carey & Co. LLC and the stockholders of CPA®:15 approved the Merger. On September 28, 2012 (the “acquisition date”), CPA®:15 merged with and into W. P. Carey Inc, with CPA®:15 surviving as an indirect, wholly-owned subsidiary of W. P. Carey Inc. In the Merger, CPA®:15’s stockholders received for each share of CPA®:15’s common stock owned 0.2326 shares of W. P. Carey Inc. common stock, which equated to $11.40 per share of CPA®:15 common stock based on the $49.00 per share closing price of W. P. Carey & Co. LLC’s shares on the NYSE on that date, and $1.25 in cash for total consideration of $12.65 per share of CPA®:15. We paid total merger consideration of $1.5 billion, including cash of $152.4 million and the issuance of 28,170,643 shares of our common stock with a fair value of $1.4 billion on the acquisition date (the “Merger Consideration”) to the stockholders of CPA®:15 in exchange for 121,194,272 shares of CPA®:15 common stock that we did not previously own. In order to fund the cash portion of the Merger Consideration, we drew down the full amount of our existing $175.0 million Term Loan Facility (Note 12). As a condition of the Merger, we waived the subordinated disposition and termination fees that we would have been entitled to receive from CPA®:15 upon its liquidation pursuant to the terms of our advisory agreement with CPA®:15 (Note 4).

Immediately prior to the Merger, CPA®:15’s portfolio was comprised of full or partial ownership interests in 305 properties, substantially all of which were triple-net leased to 76 tenants, and totaled approximately 27 million square feet, with an occupancy rate of approximately 99%. In the Merger, we acquired these properties and their related leases with an average remaining life of 9.7 years.  In 2011, CPA®:15 recorded lease revenues of $242.2 million. We also assumed the related property debt comprised of 58 fixed-rate and 9 variable-rate non-recourse mortgage loans with a preliminary aggregate fair value of $1.2 billion and a weighted-average annual interest rate of 5.6%. During the period from January 1, 2012 through September 28, 2012, we earned $19.0 million in fees from CPA®:15 and recognized $4.5 million in equity earnings based on our ownership of shares in CPA®:15 prior to the Merger. The lease revenues and income from operations contributed from the properties acquired from the date of the Merger through December 31, 2012 were $57.3 million and $9.5 million (inclusive of $2.5 million attributable to noncontrolling interests), respectively.

We accounted for the Merger as a business combination under the acquisition method of accounting. After consideration of all applicable factors pursuant to the business combination accounting rules, we were considered the “accounting acquirer” due to various factors, including the fact that the shareholders of W. P. Carey & Co. LLC, our predecessor, held the largest portion of the voting rights in W. P. Carey Inc., upon completion of the Merger. Acquisition costs of $31.7 million related to the Merger have been expensed as incurred and classified within General and administrative expense in the consolidated statements of income for the year ended December 31, 2012.

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

The purchase price was allocated to the assets acquired and liabilities assumed, based upon their preliminary fair values. The fair values of the lease intangibles acquired were measured in a manner consistent with our purchase price allocation policy described in

W. P. Carey 2012 10-K — 75

Notes to Consolidated Financial Statements

Note 2. During the fourth quarter of 2012, we identified certain measurement period adjustments that impacted the provisional accounting, which increased the fair value of the identifiable real estate acquired and the non-controlling interests acquired by $5.6 million and $0.7 million, respectively, resulting in a $6.3 million reduction in goodwill. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in the acquisition, and the related measurement period adjustments, based on the current best estimate of management. We are in the process of finalizing our assessment of the fair value of the assets acquired and liabilities assumed. Investments in real estate, net investments in direct financing leases, equity investments in real estate, non-recourse debt and amounts attributable to noncontrolling interests were based on preliminary valuation data and estimates. Accordingly, the fair value of these assets and liabilities and the impact to goodwill are subject to change.

(In thousands):

	Initially Reported	Measurement	As Revised at
	at September 30, 2012	Period Adjustments	December 31, 2012
Total Consideration
Fair value of W. P. Carey shares of common stock issued	$1,380,362	$-	$1,380,362
Cash consideration paid	152,356	-	152,356
Merger Consideration	1,532,718	-	1,532,718
Fair value of our equity interest in CPA®:15 prior to the Merger	107,147	-	107,147
Fair value of our equity interest in jointly-owned investments with CPA®:15 prior to the Merger	54,822	-	54,822
	$1,694,687	$-	$1,694,687
Assets Acquired at Fair Value
Net investment in properties	$1,758,372	$4,500	$1,762,872
Net investment in direct financing leases	315,789	-	315,789
Equity investments in real estate	164,886	1,361	166,247
Intangible assets (Note 8)	694,411	899	695,310
Cash and cash equivalents	178,945	-	178,945
Other assets	83,838	(2,088)	81,750
	3,196,241	4,672	3,200,913
Liabilities Assumed at Fair Value
Non-recourse debt	(1,350,755)	-	(1,350,755)
Accounts payable, accrued expenses and other liabilities (including below-market rent intangibles of $102,155)	(187,712)	917	(186,795)
	(1,538,467)	917	(1,537,550)

Total identifiable net assets	1,657,774	5,589	1,663,363
Amounts attributable to noncontrolling interests	(238,038)	679	(237,359)
Goodwill	274,951	(6,268)	268,683
	$1,694,687	$-	$1,694,687

Goodwill

Two items comprise a majority of the $268.7 million of goodwill recorded in the Merger. First, at the time we entered into the Merger Agreement, the market value of our stock was $45.07 per share. The increase in the market value of our stock of $3.93 per share from the date of the Merger Agreement to $49.00 per share on the transaction date gave rise to approximately $110.8 million of the goodwill recorded, based on the fixed amount of 28,170,643 shares issued. Second, at the time we entered into the Merger Agreement, the consideration of 0.2326 shares of our common stock plus $1.25 in cash per common share of CPA®:15 represented a premium of approximately $1.33 per share over the September 30, 2011 estimated NAV of CPA®:15, which was $10.40. Management believes that the premium is supported by several factors of the combined entity, including the fact that (i) it is among the largest publicly traded REITs with greater operating and financial flexibility and better access to capital markets and with a lower cost of capital than CPA®:15 had on a stand-alone basis; (ii) the Merger eliminated costs associated with the advisory structure that CPA®:15 had previously; and (iii) the combined portfolio has greater tenant and geographic diversification and an improved overall weighted

W. P. Carey 2012 10-K — 76

Notes to Consolidated Financial Statements

average debt maturity and interest rate. Based on the number of CPA®:15 shares ultimately exchanged of 121,194,272, this premium comprised approximately $121.2 million of the goodwill. In addition to these factors, since the September 30, 2011 valuation date there was a reduction in the fair value of CPA®:15’s net assets primarily attributable to the impact of foreign currency exchange rates during the period from September 30, 2011 to the acquisition date.

The fair value of our 28,170,643 common shares issued in the Merger as part of the consideration paid for CPA®:15 of $1.5 billion was derived from the closing market price of our common stock on the acquisition date. As required by GAAP, the fair value related to the assets acquired and liabilities assumed, as well as the shares exchanged, has been computed as of the date we gained control, which was the closing date of the Merger, in a manner consistent with the methodology described above.

Goodwill is not deductible for income tax purposes.

Equity Investments and Noncontrolling Interests

Additionally, we recognized a gain on change in control of interests of $14.7 million for the year ended December 31, 2012 related to the difference between the carrying value of $92.4 million and the fair value of $107.1 million of our previously-held equity interest in 10,389,079 shares of CPA®:15’s common stock.

The Merger also resulted in our acquisition of the remaining interests in four investments in which we already had a joint interest and accounted for under the equity method (Note 7). Upon acquiring the remaining interests in these investments, we owned 100% of these investments and thus accounted for these acquisitions as step acquisitions utilizing the purchase method of accounting. Due to the change in control of the four jointly-owned investments that occurred, we recorded an aggregate gain of approximately $6.1 million related to the difference between our carrying values and the fair values of our previously-held equity interests on the acquisition date of $48.7 million and $54.8 million, respectively. Subsequent to the Merger, we consolidate these wholly-owned investments.

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

•                  The fair market value of such property level debt was determined based upon available market data for comparable liabilities and by applying selected discount rates to the stream of future debt payments; and

•                  Discount rates applied to cash flows ranged from approximately 2.7% to 10%.

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

W. P. Carey 2012 10-K — 77

Notes to Consolidated Financial Statements

Pro Forma Financial Information (Unaudited)

The following consolidated pro forma financial information has been presented as if the Merger, including the acquisition of Marcourt, had occurred on January 1, 2011 for the years ended 2012 and 2011. The pro forma financial information is not necessarily indicative of what the actual results would have been had the Merger occurred on that date, nor does it purport to represent the results of operations for future periods.

(Dollars in thousands, except share and per share amounts):

	Years Ended December 31,
	2012	2011
Pro forma total revenues	$536,971	$551,311
Pro forma income attributable to W. P. Carey stockholders	$130,129	$119,133

Pro forma earnings per share: (a)
Basic	$1.89	$1.73
Diluted	$1.87	$1.72

Pro forma weighted average shares: (b)
Basic	68,382,378	67,990,118
Diluted	69,071,391	68,268,738

(a)

The pro forma income attributable to W. P. Carey stockholders reflects combined general and administrative expenses of $31.7 million and income tax expenses of $9.6 million incurred related to the Merger for the year ended December 31, 2011 as if the Merger had taken place on January 1, 2011.

(b)

The pro forma weighted average shares outstanding for the years ended December 31, 2012 and 2011 were determined as if the 28,170,643 shares of our common stock issued to CPA®:15 stockholders in the Merger were issued on January 1, 2011.

W. P. Carey 2012 10-K — 78

Notes to Consolidated Financial Statements

Note 4. Agreements and Transactions with Related Parties

Advisory Agreements with the Managed REITs

Our predecessor had advisory agreements with each of the Managed REITs pursuant to which it earned certain fees and/or was entitled to receive cash distributions. In connection with the Merger, we entered into amended and restated advisory agreements with each of the CPA® REITs with economic terms similar to the prior agreements, which are outlined in the Annual Report on Form 10-K for the year ended December 31, 2011 as filed by our predecessor with the SEC on February 29, 2012. The amendments, which became effective as of October 1, 2012, provide for the allocation of expenses on the basis of revenues of each of the CPA® REITs rather than an allocation of time charges incurred by our personnel for each of the CPA® REITs. The CPA® REIT advisory agreements are scheduled to expire on September 30, 2013 unless otherwise renewed pursuant to their terms. The CWI advisory agreement, which was scheduled to expire on September 30, 2012, was renewed for an additional year pursuant to its terms, effective as of October 1, 2012. The following table presents a summary of revenue earned and/or cash received from the Managed REITs in connection with providing services as the advisor to the Managed REITs (in thousands):

	Years Ended December 31,
	2012	2011	2010
Asset management revenue	$56,666	$66,808	$76,246
Structuring revenue	48,355	46,831	44,525
Incentive, termination and subordinated disposition revenue	-	52,515	-
Wholesaling revenue	19,914	11,664	11,096
Reimbursed costs from affiliates	98,245	64,829	60,023
Distributions of Available Cash	30,009	15,535	4,468
Deferred revenue earned	8,492	5,662	-
	$261,681	$263,844	$196,358

	Years Ended December 31,
	2012	2011	2010
CPA®:14	$-	$59,605	$23,387
CPA®:15	21,563	31,489	31,172
CPA®:16 – Global	50,825	40,555	28,478
CPA®:17 – Global	173,262	124,465	112,386
CWI	15,334	6,745	-
Other	697	985	935
	$261,681	$263,844	$196,358

Asset Management Revenue

We earn asset management revenue from each Managed REIT, which is based on average invested assets and is calculated according to the advisory agreement for each Managed REIT. For CPA®:16 – Global prior to the CPA®:14/16 Merger and for CPA®:15 prior to the Merger, this revenue generally totaled 1% per annum, with a portion of this revenue, or 0.5%, contingent upon the achievement of specific performance criteria. For CPA®:16 – Global subsequent to the CPA®:14/16 Merger, we earn asset management revenue of 0.5% of average invested assets. For CPA®:17 – Global, we earn asset management revenue ranging from 0.5% of average market value for long-term net leases and certain other types of real estate investments up to 1.75% of average equity value for certain types of securities. For CWI, we earn asset management revenue of 0.5% of the average market value of lodging-related investments. We do not earn performance revenue from CPA®:17 – Global, CWI and, subsequent to the CPA®:14/16 Merger, from CPA®:16 – Global, but we receive up to 10% of distributions of Available Cash from their operating partnerships.

Under the terms of the advisory agreements, we may elect to receive cash or shares of stock for asset management revenue due from each Managed REIT. In 2012, we elected to receive all asset management revenue from CPA®:15 prior to the Merger in cash, while for CPA®:16 – Global, we elected to receive 50% of asset management revenue in its shares with the remaining 50% payable in cash. For CPA®:17 – Global and CWI, we elected to receive asset management revenue in their shares. For 2011, we elected to receive all asset management revenue in cash, with the exception of CPA®:17 – Global’s asset management fee, which we elected to receive in its shares. For 2011, we also elected to receive performance revenue, prior to the CPA®:14/16 Merger, from CPA®:16 – Global in

W. P. Carey 2012 10-K — 79

Notes to Consolidated Financial Statements

shares of its common stock, while for CPA®:14 prior to CPA®:14/16 Merger, and for CPA®:15 we elected to receive 80% of all performance revenue in shares of their common stock, with the remaining 20% payable in cash. We also elected to receive asset management revenue from CPA®:16 – Global in 2011 in shares of its common stock after the CPA®:14/16 Merger. For CWI, we elected to receive all asset management revenue in cash for 2011.

Reimbursed Costs from Affiliates and Wholesaling Revenue

The Managed REITs reimburse us for certain costs, primarily broker/dealer commissions paid on behalf of the Managed REITs and marketing and personnel costs. Pursuant to the amended and restated advisory agreements, expenses are now allocated based on the revenues of each of the CPA® REITs rather than an allocation of time charges incurred by our personnel for each of the CPA® REITs. In addition, we earn a selling commission of up to $0.65 per share sold and a dealer manager fee of up to $0.35 per share sold from CPA®:17 – Global. We also receive a selling commission of up to $0.70 per share sold and a dealer manager fee of up to $0.30 per share sold from CWI. We re-allow all or a portion of the dealer manager fees to selected dealers in the offerings. Dealer manager fees that are not re-allowed are classified as wholesaling revenue. Additionally, we earned a wholesaling fee of $0.15 per share sold in connection with CPA®:17 – Global’s initial public offering through April 7, 2011. We did not earn a wholesaling fee in connection with CPA®:17 – Global’s follow-on offering, which commenced on April 7, 2011.

Pursuant to its advisory agreement, upon reaching the minimum offering amount of $10.0 million on March 3, 2011, CWI became obligated to reimburse us for all organization costs and a portion of offering costs incurred in connection with its offering, up to a maximum amount (excluding selling commissions and the dealer manager fee) of 2% of the gross proceeds of its offering and distribution reinvestment plan. Through December 31, 2012, we have incurred organization and offering costs on behalf of CWI of approximately $7.4 million. However, at December 31, 2012, CWI was only obligated to reimburse us $3.1 million of these costs because of the 2% limitation described above, and $2.7 million had been reimbursed as of that date.

Incentive, Termination and Subordinated Disposition Revenue

We earn revenue related to the disposition of properties by the Managed REITs, subject to subordination provisions, which will only be recognized as the relevant conditions are met. Such revenue may include subordinated disposition revenue of no more than 3% of the value of any assets sold, payable only after stockholders have received back their initial investment plus a specified preferred return, and subordinated incentive revenue of 15% of the net cash proceeds distributable to stockholders from the disposition of properties, after recoupment by stockholders of their initial investment plus a specified preferred return. We may also, in connection with the termination of the advisory agreements for the Managed REITs, be entitled to a termination payment based on the amount by which the fair value of a Managed REITs’ properties, less indebtedness, exceeds investors’ capital plus a specified preferred return.

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

Structuring Revenue

Under the terms of the advisory agreements, we earn revenue in connection with structuring and negotiating investments and related financing for the Managed REITs, which we call acquisition revenue. We may receive acquisition revenue of up to an average of 4.5% of the total cost of all investments made by each CPA® REIT. Historically, a portion of this revenue (generally 2.5%) was paid when the transaction was completed, while the remainder (generally 2%) was payable in annual installments ranging from three to eight years, provided the relevant CPA® REIT met its performance criterion. For certain types of non-long term net lease investments acquired on behalf of CPA®:17 – Global, initial acquisition revenue may range from 0% to 1.75% of the equity invested plus the related acquisition revenue, with no deferred acquisition revenue being earned. For CWI, we earn initial acquisition revenue of 2.5%

W. P. Carey 2012 10-K — 80

Notes to Consolidated Financial Statements

of the total investment cost of the properties acquired and loans originated by us not to exceed 6% of the aggregate contract purchase price of all investments and loans with no deferred acquisition revenue being earned. We may also be entitled, subject to the Managed REIT board approval, to fees for structuring loan refinancing of up to 1% of the principal amount. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue.

Unpaid transaction fees, including accrued interest, are included in Due from affiliates in the consolidated financial statements. Unpaid transaction fees bear interest at annual rates ranging from 5% to 7%. The following tables present the amount of unpaid transaction fees and interest earned on these fees (in thousands):

		December 31,
		2012	2011
Unpaid deferred acquisition fees		$28,654	$29,410

	Years Ended December 31,
	2012	2011	2010
Interest earned on unpaid deferred acquisition fees	$1,064	$1,332	$1,136

Distributions of Available Cash and Deferred Revenue Earned

We receive distributions of our proportionate share of earnings up to 10% of available cash from CPA®:17 – Global, CWI, and after the UPREIT reorganization, CPA®:16 – Global, as defined in the respective advisory agreements, from their operating partnerships. As discussed under “CPA®:16 – Global UPREIT Reorganization” below, we acquired the Special Member Interest in CPA®:16 – Global’s operating partnership for $0.3 million during the second quarter of 2011. We initially recorded the Special Member Interest at its fair value of $28.3 million, which is net of approximately $6.0 million related to our ownership interest in CPA®:16 – Global that was eliminated in our consolidated financial statement, to be amortized into earnings over the expected period of performance. Cash distributions of our proportionate share of earnings from the CPA®:16 – Global and CPA®:17 – Global operating partnerships as well as deferred revenue earned from our Special Member Interest in CPA®:16 – Global’s operating partnership are recorded as Income from equity investments in real estate and the Managed REITs within the Investment Management segment. We have not yet earned or received any distributions of our proportionate share of earnings from CWI’s operating partnership because CWI has not yet generated Available Cash.

Other Transactions with Affiliates

Transactions with Estate of Wm. Polk Carey

Voting Agreement

In July 2012, we entered into a voting agreement (the “Voting Agreement”) with the Estate of Wm. Polk Carey, our Chairman and founder who passed away on January 2, 2012, pursuant to which the Estate and W. P. Carey & Co., Inc., a wholly-owned corporation of the Estate, had agreed, among other things, to vote their share of our predecessor’s common stock (the “Listed Shares”) at the special meeting of W. P. Carey & Co. LLC’s shareholders regarding the REIT Reorganization and Merger in favor of those transactions. The REIT Reorganization and Merger were approved by those shareholders on September 13, 2012 and the transactions closed on September 28, 2012.

Share Purchase Agreement

Concurrently with the execution of the Voting Agreement, we entered into a Share Purchase Agreement with the Estate pursuant to which we agreed to purchase up to an aggregate amount of $85.0 million of our common stock — or, prior to the Merger, the Listed Shares of our predecessor — beneficially owned by the Estate in the following manner: (i) prior to the date of the dissemination of the Joint Proxy Statement / Prospectus of us and CPA®:15 regarding the registration of securities with the SEC on Form S-4 in connection with the REIT Conversion and the Merger (the “Joint Proxy Statement / Prospectus”), the Estate had a one-time option to sell up to an aggregate amount of $25.0 million of Listed Shares (the “First Sale Option”), which, as discussed below, was completed on August 2, 2012; (ii) at any time following the consummation of the Merger, but on or before December 31, 2012, the Estate had a one-time option to sell up to an aggregate amount of $20.0 million of our common stock (the “Second Sale Option”), which, as discussed below, was completed on October 9, 2012; and (iii) at any time following January 1, 2013, but on or before March 31, 2013, the Estate has a one-time option to sell up to an aggregate amount of $40.0 million of our common stock (the “Third Sale Option,” and with the

W. P. Carey 2012 10-K — 81

Notes to Consolidated Financial Statements

First Sale Option and Second Sale Option, each a “Sale Option”). In connection with the exercise of a Sale Option, we agreed to pay a per share purchase price equal to 96% of the volume-weighted-average price of one Listed Share of our predecessor, and/or one share of our common stock, as applicable, for the ten (10) business days immediately prior to the date of notification of exercise.

On July 27, 2012, we received a notice from the Estate indicating its intention to fully exercise the First Sale Option, and as a result, on August 2, 2012, we repurchased 561,418 Listed shares for $25.0 million from the Estate at a price of $44.53 per share. On October 1, 2012, we received a notice from the Estate indicating its intention to fully exercise the Second Sale Option, and, as a result, on October 9, 2012, we repurchased an additional 410,964 shares of our common stock for $20.0 million from the Estate at a price of $48.67 per share. We used our Revolver (Note 12) to finance the repurchases pursuant to the First and Second Sale Options. We currently intend to borrow from our Revolver in order to finance the repurchase of our common stock pursuant to the remaining Third Sale Option if the Estate should decide to exercise it.

Because the Share Purchase Agreement contains put options that, if exercised, would obligate us to settle the transactions in cash, we account for the shares of our common stock owned by the Estate as redeemable securities in accordance with ASC 480 “Distinguishing Liabilities from Equity” and Accounting Series Release No. 268 (“ASR 268”) “Presentation in Financial Statements of Redeemable Preferred Stocks.” ASR 268 requires us to reclassify a portion of our permanent equity to redeemable equity in order to reflect the future cash obligations that could arise if the Estate were to exercise the put options requiring us to purchase its shares. When the Estate exercises a Sale Option, we will reclassify the amount from temporary equity to permanent equity, and reclassify the amount from Additional paid-in capital stock to Treasury stock. Accordingly, on the date of the execution of the Share Repurchase Agreement, we reclassified $85.0 million from Additional paid-in capital to Redeemable securities – related party, which represents the maximum amount that we would be required to pay should the Estate exercise all its Sale Options. Additionally, on August 2, 2012 and October 9, 2012, when we purchased our common stock in connection with the Estate’s exercise of the First and Second Sale Options, respectively, we reclassified $45.0 million from Redeemable securities – related party to Additional paid-in capital and reclassified the shares from Additional paid-in capital to Treasury stock.

The following table presents a reconciliation of our Redeemable securities – related party (in thousands):

Year Ended
December 31, 2012
Balance - beginning of year	$-
Reclassification from permanent equity to temporary equity	85,000
Redemptions of securities	(45,000)
Balance - end of year	$40,000

Registration Rights Agreement

Concurrently with the execution of the Voting Agreement and the Share Purchase Agreement, we and the Estate Shareholders entered into a Registration Rights Agreement (the “Registration Rights Agreement”).

The Registration Rights Agreement provides the Estate with, at any time following the consummation of the REIT Reorganization, but on or before the third anniversary thereof, subject to certain exceptions and limitations, three demand rights (the “Demand Registration Rights”) for the registration via an underwritten public offering of, in each instance, between a minimum of (i)(a) $50.0 million with respect to one Demand Registration Right, and (b) $75.0 million with respect to two Demand Registration Rights, and a maximum of (ii) $250.0 million, worth of shares of our common stock received in the REIT Conversion in exchange for the Listed Shares of our predecessor that were owned by the Estate as of the date of the Registration Rights Agreement.

Additionally, the Registration Rights Agreement provides the Estate Shareholders with, subject to certain exceptions and limitations, unlimited “piggyback” registration rights (the “Piggyback Registration Rights,” and together with the Demand Registration Rights, the “Estate Shareholders’ Registration Rights”) pertaining to the shares of our common stock received in the REIT conversion in exchange for the Listed Shares of our predecessor that were owned by the Estate as of the date of the Registration Rights Agreement.

The Estate Shareholders’ Registration Rights are subject to customary lock-up and cutback provisions, and the Registration Rights Agreement contains customary indemnification provisions. We have agreed to bear the expenses incurred in connection with the filing of any registration statements attributable to the exercise of the Estate’s Registration Rights, other than any (i) underwriting fees, discounts and sales commissions, (ii) fees, expense and disbursements of legal counsel of the Estate, and (iii) transfer taxes, in each case relating to the sale or disposition by the Estate of shares of our common stock pursuant to the Registration Rights Agreement.

W. P. Carey 2012 10-K — 82

Notes to Consolidated Financial Statements

We account for our obligations under the Registration Rights Agreement in accordance with ASC 450 “Contingencies,” which requires us to record a liability if the contingent loss is probable and the amount can be estimated. At December 31, 2012, we have not recorded a liability pertaining to our obligations under the Registration Rights Agreement because the amount cannot be reasonably estimated at this time and is not deemed probable.

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

CPA®:16 – Global UPREIT Reorganization

Immediately following the CPA®:14/16 Merger on May 2, 2011, CPA®:16 – Global completed an internal reorganization whereby CPA®:16 – Global formed an UPREIT, which was approved by CPA®:16 – Global stockholders in connection with the CPA®:14/16 Merger (the “CPA®:16 – Global UPREIT Reorganization”). In connection with the formation of the UPREIT, CPA®:16 – Global contributed substantially all of its assets and liabilities to an operating partnership in exchange for a managing member interest and units of membership interest in the operating partnership, which together represent a 99.985% capital interest of the Managing Member. Through a subsidiary, we acquired a Special Member Interest of 0.015% in the operating partnership for $0.3 million, entitling us to receive certain profit allocations and distributions of cash.

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

W. P. Carey 2012 10-K — 83

Notes to Consolidated Financial Statements

As Special General Partner, we are entitled to 10% of the operating partnership’s available cash (the “Available Cash Distribution”), which was defined as the operating partnership’s cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and balloon payments. We may elect to receive our Available Cash Distribution in shares of CPA®:16 – Global’s common stock. In the event of a capital transaction such as a sale, exchange, disposition or refinancing of CPA®:16 – Global’s assets, we are also entitled to receive a Final Distribution equal to 15% of residual returns after giving effect to a 100% return of the Managing Member’s invested capital plus a 6% priority return.

We initially recorded the Special Member Interest as an equity investment at its fair value of $28.3 million and an equal amount of deferred revenues (Note 7), which was net of approximately $6.0 million related to our ownership interest of approximately 17.5% in CPA®:16 – Global that was eliminated in our consolidated financial statements. We recognize the deferred revenue earned from our Special Member Interest in CPA®:16 – Global’s operating partnership into earnings on a straight-line basis over the expected period of performance, which is currently estimated at three years based on the stated intended life of CPA®:16 – Global as described in its offering documents. The amount of deferred revenue recognized during the years ended December 31, 2012 and 2011 was $8.5 million and $5.7 million, respectively. The amount of deferred revenue recognized in 2012 and 2011 was net of $0.9 million and $0.6 million, respectively, in amortization associated with the basis differential generated by the Special Member Interest in CPA®:16 – Global’s operating partnership and our underlying claim on the net assets of CPA®:16 – Global. We determined the fair value of the Special Member Interest based upon a discounted cash flow model, which included assumptions related to estimated future cash flows of CPA®:16 – Global and the estimated duration of the fee stream of three years. The equity investment is evaluated for impairment consistent with the policy described in Note 2. At December 31, 2012 and 2011, the unamortized balance of the deferred revenue was $12.6 million and $22.0 million, respectively.

Other

We own interests in entities ranging from 3% to 95%, as well as jointly-controlled tenancy-in-common interests in properties, with the remaining interests generally held by affiliates, and own common stock in each of the Managed REITs. We consolidate certain of these investments and account for the remainder under the equity method of accounting.

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

During February 2011, we loaned $90.0 million at an annual interest rate of 1.15% to CPA®:17 – Global, which was repaid on April 8, 2011, its maturity date. During May 2011, we loaned $4.0 million at the 30-day LIBOR plus 2.5% to CWI which was repaid on June 6, 2011. In addition, during September 2011, we loaned $2.0 million at LIBOR plus 0.9% to CWI, of which $1.0 million was repaid on September 13, 2011 and the remaining $1.0 million was repaid on October 6, 2011. In connection with these loans, we received interest income from CWI and CPA®:17 – Global totaling $0.2 million during the year ended December 31, 2011.

For related party transactions that occurred subsequent to December 31, 2012, please see Note 20.

W. P. Carey 2012 10-K — 84

Notes to Consolidated Financial Statements

Note 5. Net Investments in Properties

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	December 31,
	2012	2011
Land	$509,530	$111,483
Buildings	1,822,083	534,999
Less: Accumulated depreciation	(116,075)	(118,054)
	$2,215,538	$528,428

Real Estate Acquired During 2012 – As discussed in Note 3, we acquired properties in the Merger, which increased the carrying value of our real estate by $1.8 billion during the year ended December 31, 2012. Other acquisitions of real estate during this period are disclosed in Note 4 and assets disposed of are disclosed in Note 17. Impairment charges recognized on certain properties are discussed in Note 11. During this period, the U.S. dollar weakened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro at December 31, 2012 increased by 2.1% to $1.3218 from $1.2950 at December 31, 2011. The impact of this weakening was a $12.9 million increase in Real estate from December 31, 2011 to December 31, 2012.

On September 13, 2012, we acquired an interest in an investment leased to the Walgreens Co. at a total cost of $24.8 million, including net lease intangible assets totaling $6.6 million (Note 8) and acquisition-related costs. We updated our purchase price allocation during the fourth quarter of 2012, and recorded a measurement period adjustment of $5.3 million to reduce land and buildings and to increase net lease intangibles. We deemed this investment to be a real estate asset acquisition, and as such, we capitalized acquisition-related costs of $0.2 million. The Walgreens Co. leases are classified as operating leases.

Real Estate Acquired During 2011 – As discussed in Note 4, in connection with the CPA®:14/16 Merger in May 2011, we purchased the remaining interests in certain investments, in which we already had a joint interest, from CPA®:14 as part of the CPA®:14 Asset Sales. These three investments, which lease properties to Checkfree, Federal Express and Amylin, had an aggregate fair value of $174.8 million at the date of acquisition. Prior to this purchase, we had consolidated the Checkfree investments and accounted for the Federal Express and Amylin investments under the equity method. As part of the transaction, we assumed the related non-recourse mortgages on the Federal Express and Amylin investments. These two mortgages and the mortgage on the Checkfree investment had an aggregate fair value of $117.1 million at the date of acquisition (Note 12). Amounts provided are the total amounts attributable to the jointly-owned investments’ properties and do not represent the proportionate share that we purchased. Upon acquiring the remaining interests in the investments leased to Federal Express and Amylin, we owned 100% of these investments and accounted for these acquisitions as step acquisitions utilizing the purchase method of accounting. Due to the change in control of the investments that occurred, and in accordance with ASC 810 involving a step acquisition where control is obtained and there is a previously held equity interest, we recorded an aggregate gain of approximately $27.9 million related to the difference between our respective carrying values and the fair values of our previously held interests on the acquisition date. Subsequent to our acquisition, we consolidate all of these wholly-owned investments. The consolidation of these investments resulted in an increase of $90.2 million and $40.8 million to Real estate, net and net lease intangibles, respectively, in May 2011.

During 2011, we reclassified real estate with a net carrying value of $17.9 million to Real estate in connection with an out-of-period adjustment (Note 2).

W. P. Carey 2012 10-K — 85

Notes to Consolidated Financial Statements

Operating Real Estate

Operating real estate, which consists of our investments in 21 self-storage properties through Carey Storage and our Livho hotel subsidiary, at cost, is summarized as follows (in thousands):

	December 31,
	2012	2011
Land	$22,158	$24,031
Buildings	77,545	85,844
Less: Accumulated depreciation	(19,993)	(17,121)
	$79,710	$92,754

During the year ended December 31, 2012, we recognized an impairment charge of $10.5 million on our hotel property to write down the property’s carrying value to its estimated fair value as a result of a decrease in fair value and in the estimated holding period of the hotel (Note 11).

Real Estate Under Construction

At December 31, 2012, real estate under construction was $2.9 million, recorded at cost.

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based increases under non-cancelable operating leases, at December 31, 2012 are as follows (in thousands):

Years Ending December 31,	Total
2013	$272,559
2014	270,952
2015	249,266
2016	227,445
2017	213,292
Thereafter	1,078,071
Total	$2,311,585

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

Net Investment in Direct Financing Leases

Net investment in direct financing leases is summarized as follows (in thousands):

	December 31,
	2012	2011
Minimum lease payments receivable	$430,514	$29,986
Unguaranteed residual value	375,706	57,218
	806,220	87,204
Less: unearned income	(430,215)	(29,204)
	$376,005	$58,000

During 2012, we sold our net investment in a direct financing lease for $2.0 million, net of selling costs, and recognized a net loss on sale of $0.2 million. In connection with the Merger in September 2012, we acquired 15 direct financing leases with a total fair value of

W. P. Carey 2012 10-K — 86

Notes to Consolidated Financial Statements

$315.8 million (Note 3). During the years ended December 31, 2012 and 2011, in connection with our annual reviews of the estimated residual values of our properties, we recorded no impairment charges related to direct financing leases. We recorded $1.1 million in impairment charges related to several direct financing leases in 2010. Impairment charges related primarily to other-than-temporary declines in the estimated residual values of the underlying properties due to market conditions (Note 11). In the fourth quarter of 2011, we also recorded $1.6 million in connection with an out-of-period adjustment (Note 2). At December 31, 2012 and 2011, Other assets, net included $0.2 million and less than $0.1 million, respectively, of accounts receivable related to amounts billed under these direct financing leases.

During 2011, we reclassified $17.6 million out of Net investments in direct financing leases in connection with an out-of-period adjustment (Note 2).

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, percentage of sales rents and future CPI-based adjustments, under non-cancelable direct financing leases at December 31, 2012 are as follows (in thousands):

Years Ending December 31,	Total
2013	$34,573
2014	32,277
2015	31,968
2016	30,150
2017	29,707
Thereafter	271,839
Total	$430,514

Deferred Acquisition Fees Receivable

As described in Note 4, we earn revenue in connection with structuring and negotiating investments and related mortgage financing for the Managed REITs. A portion of this revenue is due in equal annual installments ranging from three to four years, provided the Managed REITs meet their respective performance criteria. Unpaid deferred installments, including accrued interest, from all of the Managed REITs were included in Due from affiliates in the consolidated financial statements.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant defaults. At both December 31, 2012 and 2011, none of our finance receivables were past due and we had not established any allowances for credit losses. As discussed above, we acquired 15 direct financing leases with a total fair value of $315.8 million from CPA®:15 in connection with the Merger (Note 3). There were no modifications of finance receivables for either of the years ended December 31, 2012 or 2011. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the fourth quarter of 2012. We believe the credit quality of our deferred acquisition fees receivable falls under category 1, as the CPA® REITs are expected to have the available cash to make such payments.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants at		Net Investments in Direct Financing Leases at
Internal Credit Quality Indicator	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
1	3	8	$46,398	$46,694
2	4	2	49,764	11,306
3	8	-	257,281	-
4	4	-	22,562	-
5	-	-	-	-
			$376,005	$58,000

W. P. Carey 2012 10-K — 87

Notes to Consolidated Financial Statements

Note 7. Equity Investments in Real Estate and the Managed REITs

We own interests in the Managed REITs and unconsolidated real estate investments. We account for our interests in these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments). These investments are summarized below.

Income from equity investments in real estate represents our proportionate share of the income or losses of these investments as well as certain depreciation and amortization adjustments related to other-than-temporary impairment charges. The following table presents information about our equity income from the Managed REITs and other jointly-owned investments (in thousands):

	Years Ended December 31,
	2012	2011	2010
Equity earnings from equity investments in the Managed REITs	$5,509	$16,928	$10,480
Other-than-temporary impairment charges on CPA®:16 – Global operating partnership	(9,910)	-	-
Distributions of Available Cash (Note 4)	30,009	15,535	4,468
Deferred revenue earned (Note 4)	8,492	5,662	-
Equity income from the Managed REITs	34,100	38,125	14,948
Equity earnings from other equity investments	28,292	13,103	16,044
Total income from equity investments in real estate and the Managed REITs	$62,392	$51,228	$30,992

Managed REITs

We own interests in the Managed REITs and account for these interests under the equity method because, as their advisor and through our ownership in their common stock, we do not exert control over, but we do have the ability to exercise significant influence on, the Managed REITs. We earn asset management and we earned performance revenue from the Managed REITs and have elected, in certain cases, to receive a portion of this revenue in the form of common stock of the Managed REITs rather than cash.

The following table sets forth certain information about our investments in the Managed REITs (dollars in thousands):

	% of Outstanding Shares Owned at		Carrying Amount of Investment at
Fund	December 31, 2012	December 31, 2011	December 31, 2012 (a)	December 31, 2011
CPA®:15(b)	(c)	7.7%	$-	$93,650
CPA®:16 – Global (d) (e) (f)	18.3%	17.9%	313,441	338,964
CPA®:17 – Global(g)	1.3%	0.9%	38,977	21,277
CWI	0.4%	0.5%	727	121
			$353,145	$454,012

(a)

Includes asset management fees receivable, for which 128,992 shares, 84,595 shares and 9,842 shares of CPA®:17 – Global, CPA®:16 – Global and CWI, respectively, were issued during the first quarter of 2013.

(b)	Prior to the Merger, we received distributions of $5.6 million, $6.9 million and $6.2 million from this investment during 2012, 2011 and 2010, respectively.
(c)	On September 28, 2012, we acquired all the remaining interests in CPA®:15 and now consolidate this entity (Note 3).
(d)

During the year ended December 31, 2012, we recognized other-than-temporary impairment charges totaling $9.9 million on our special member interest in CPA®:16 – Global’s operating partnership to reduce the carrying value of our interest in the operating partnership to its estimated fair value (Note 9).

(e)	At December 31, 2011, our investment in CPA®:16 – Global comprised more than 20% of our total assets. Therefore, we refer to the audited financials of CPA®:16 – Global filed on February 26, 2013.
(f)	We received distributions of $39.7 million, $18.6 million and $4.1 million from this investment during 2012, 2011 and 2010, respectively.
(g)	We received distributions of $16.2 million, $10.0 million and $4.7 million from this investment during 2012, 2011 and 2010, respectively.

W. P. Carey 2012 10-K — 88

Notes to Consolidated Financial Statements

The following tables present preliminary combined summarized financial information for the Managed REITs. Amounts provided are expected total amounts attributable to the Managed REITs and do not represent our proportionate share (in thousands):

	December 31,
	2012	2011
Assets	$8,052,546	$9,184,111
Liabilities	(3,959,756)	(4,896,116)
Redeemable noncontrolling interests	(21,747)	(21,306)
Noncontrolling interests	(170,140)	(330,873)
Stockholders’ equity	$3,900,903	$3,935,816

	Years Ended December 31,
	2012	2011	2010
Revenues	$809,364	$789,933	$737,369
Expenses (a) (b)	(626,422)	(599,822)	(501,216)
Income from continuing operations	$182,942	$190,111	$236,153
Net income attributable to the Managed REITs (c) (d)	$123,815	$123,479	$189,155

(a)

Total net expenses recognized by the Managed REITs during the year ended December 31, 2012 included $3.1 million of Merger-related expenses incurred by CPA®:15, of which our share was approximately $0.2 million.

(b)

Total net expenses recognized by the Managed REITs during the year ended December 31, 2011 included the following items related to the CPA®:14/16 Merger: (i) $78.8 million of net gains recognized by CPA®:14 in connection with selling certain properties to us, CPA®:17 – Global and third parties, of which our share was approximately $7.4 million; (ii) a net gain of $28.7 million recognized by CPA®:16 – Global in connection with the CPA®:14/16 Merger as a result of the fair value of CPA®:14 exceeding the total merger consideration, of which our share was approximately $5.0 million; (iii) $13.6 million of expenses incurred by CPA®:16 – Global related to the CPA®:14/16 Merger, of which our share was approximately $2.4 million; and (iv) a $2.8 million net loss recognized by CPA®:16 – Global in connection with the prepayment of certain non-recourse mortgages, of which our share was approximately $0.5 million.

(c)

Inclusive of impairment charges recognized by the Managed REITs totaling $25.0 million, $57.7 million and $51.4 million during the years ended December 31, 2012, 2011 and 2010, respectively, of which $6.9 million, $45.1 million and $17.4 million were included in discontinued operations, respectively. These impairment charges reduced our income earned from these investments by approximately $4.2 million, $7.8 million and $3.0 million during the years ended December 31, 2012, 2011 and 2010, respectively.

(d)

Amounts included net gains on sale of real estate recorded by the Managed REITs totaling $35.4 million, $45.4 million and $30.5 million during the years ended December 31, 2012, 2011 and 2010, respectively, of which $29.6 million, $16.7 million and $14.6 million, were reflected within discontinued operations, respectively.

W. P. Carey 2012 10-K — 89

Notes to Consolidated Financial Statements

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

The following table sets forth our ownership interests in our equity investments in real estate, excluding the Managed REITs, and their respective carrying values (dollars in thousands):

	Ownership Interest	Carrying Value at December 31,
Lessee	at December 31, 2012	2012	2011
Schuler A.G. (a) (b) (c) (d)	67%	$62,006	$19,958
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (c)	45%	42,387	1,062
Advanced Micro Devices (b) (e)	33%	23,667	-
The New York Times Company(f)	18%	20,584	19,647
C1000 Logistiek Vastgoed B.V. (a) (b) (e)	15%	14,929	-
Del Monte Corporation (b) (e)	50%	8,318	-
U. S. Airways Group, Inc. (b) (g)	75%	7,995	7,415
The Talaria Company (Hinckley) (e)	30%	7,702	-
The Upper Deck Company (b) (e)	50%	7,198	-
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (a) (e)	33%	6,323	-
Builders FirstSource, Inc. (e)	40%	5,138	-
PETsMART, Inc. (e)	30%	3,808	-
Consolidated Systems, Inc. (b)	60%	3,278	3,387
Carrefour France, SAS (a)	(h)	-	20,014
Médica – France, S.A. (a)	(i)	-	4,430
Hologic, Inc.	(h)	-	4,429
Childtime Childcare, Inc.	(h)	-	4,419
Symphony IRI Group, Inc. (j) (k) (l)	(h)	-	(24)
SaarOTEC (a) (e) (k)	50%	(116)	-
Wanbishi Archives Co. Ltd. (a) (k) (m)	3%	(736)	-
		$212,481	$84,737

(a)	The carrying value of the investment is affected by the impact of fluctuations in the exchange rate of the foreign currency.
(b)	Represents a tenancy-in-common interest, under which the investment is under common control by us and our investment partner.
(c)	In connection with the Merger, we acquired an additional interest in this investment from CPA®:15.
(d)	We received distributions of $8.2 million, $2.4 million and $2.3 million from this investment during 2012, 2011 and 2010, respectively.
(e)	We acquired our interest in this investment in connection with the Merger (Note 3).
(f)	We received distributions of $3.2 million and $4.4 million from this investment during 2012 and 2011, respectively.
(g)	We received distributions of $2.4 million, $2.2 million and $2.5 million from this investment during 2012, 2011 and 2010, respectively.
(h)	In connection with the Merger, we acquired the remaining interest in this investment from CPA®:15. Subsequent to the Merger, we consolidate this investment.
(i)

In April 2012, this jointly-owned entity sold its interests in the investment for approximately $76.5 million and recognized a net gain on sale of approximately $34.0 million. Our share of the gain was approximately $15.1 million. Amounts are based on the exchange rate of the euro on the date of sale.

(j)

In 2011, this jointly-owned entity sold one of its properties and distributed the proceeds to the entity partners. Our share of the proceeds was approximately $1.4 million, which exceeded our total investment in the entity at that time. During the first quarter

W. P. Carey 2012 10-K — 90

Notes to Consolidated Financial Statements

of 2011, we recognized an other-than-temporary impairment charge of $0.2 million to reflect the decline in the estimated fair value of the entity’s underlying net assets in comparison with the carrying value of our interest in this investment.

(k)

At December 31, 2012, or 2011, as applicable, we intended to fund our share of the investment’s future operating deficits if the need arose. However, we had no legal obligation to pay for any of the investment’s liabilities nor did we have any legal obligation to fund operating deficits.

(l)	We received distributions of $2.6 million from this investment during 2011.
(m)	We acquired our interest in this investment in 2012 as discussed below.

The following tables present combined summarized financial information of our equity investments. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (in thousands):

	December 31,
	2012	2011
Assets	$1,286,294	$1,026,124
Liabilities	(799,422)	(706,244)
Redeemable noncontrolling interest	(21,747)	(21,306)
Partners’/members’ equity	$465,125	$298,574

	Years Ended December 31,
	2012	2011	2010
Revenues	$108,242	$118,819	$146,214
Expenses	(64,453)	(75,992)	(79,665)
Impairment charge (b)	-	(8,602)	-
Income from continuing operations	$43,789	$34,225	$66,549
Net income attributable to equity method investees (a) (b)	$79,591	$34,225	$66,549

(a)

Amount during the year ended December 31, 2012 included a net gain of approximately $34.0 million recognized by a jointly-owned entity as a result of selling its interests in the Médica investment. Our share of the gain was approximately $15.1 million.

(b)

Amount during the year ended December 31, 2011 included an impairment charge of $8.6 million incurred by a jointly-owned entity that leased property to Symphony IRI Group, Inc. in connection with a potential sale of the property, of which our share was approximately $0.4 million. The entity completed the sale in June 2011.

2012 – In December 2012, an entity in which we and CPA®:17 – Global hold 3% and 97% interests, respectively, purchased a distribution/warehouse in Japan for $52.1 million. Our share of the purchase price was approximately $1.5 million. We account for this investment under the equity method of accounting, as we do not have a controlling interest in the entity but exercise significant influence over it. In connection with this investment, the entity obtained mortgage financing on the property of $31.6 million at an annual interest rate of 2% and term of five years. Our share of the financing was approximately $0.9 million. Amounts are based on the exchange rate of the Japanese yen on the date of acquisition.

Note 8. Intangible Assets and Liabilities and Goodwill

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

W. P. Carey 2012 10-K — 91

Notes to Consolidated Financial Statements

In connection with our investment activity during the year ended December 31, 2012, comprised of the Merger (Note 3) and the Walgreens acquisition (Note 5), we have recorded net lease intangibles comprised as follows (dollars in thousands):

		Initially	Measurement	As
	Weighted-Average	Reported at	Period	Revised at
	Life	September 30, 2012	Adjustments	December 31, 2012
Amortizable Intangible Assets
Lease intangibles:
In-place lease	12.9	$413,198	$5,322	$418,520
Above-market rent	11.7	284,174	790	284,964
Total intangible assets		$697,372	$6,112	$703,484

Amortizable Intangible Liabilities
Below-market rent	29.9	$(79,312)	$(1,111)	$(80,423)
Above-market ground lease	11.8	(6,896)	-	(6,896)

Unamortizable Intangible Liabilities
Below-market purchase option		(16,711)	314	(16,397)
Total intangible liabilities		$(102,919)	$(797)	$(103,716)

In connection with the Merger, we recorded goodwill of $268.7 million as a result of the Merger Consideration exceeding the fair value of the assets acquired and liabilities assumed (Note 3). The goodwill was attributed to our Real Estate Ownership reporting unit as it relates to the real estate assets we acquired. The following table presents a reconciliation of our goodwill (in thousands):

	Investment	Real Estate
	Management	Ownership	Total
Balance at January 1, 2010	$63,607	$-	$63,607
Activity	-	-	-
Balance at December 31, 2010	63,607	-	63,607
Activity	-	-	-
Balance at December 31, 2011	63,607	-	63,607
Acquisition of CPA®:15	-	268,683	268,683
Allocation of goodwill to dispositions of properties within the reporting unit (a)	-	(3,158)	(3,158)
Balance at December 31, 2012	$63,607	$265,525	$329,132

(a)	Amount is included in (Loss) gain on sale of real estate within discontinued operations.

W. P. Carey 2012 10-K — 92

Notes to Consolidated Financial Statements

Intangible assets and liabilities and goodwill are summarized as follows (in thousands):

	December 31,
	2012			2011
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Total	Amount	Amortization	Total
Amortizable Intangible Assets
Management contracts	$32,765	$(31,283)	$1,482	$32,765	$(30,172)	$2,593
	32,765	(31,283)	1,482	32,765	(30,172)	2,593
Lease Intangibles: (a)
In-place lease	474,629	(27,351)	447,278	62,162	(17,585)	44,577
Other intangibles	8,149	(3,406)	4,743	10,968	(4,586)	6,382
Above-market rent	293,627	(13,742)	279,885	9,905	(5,082)	4,823
	776,405	(44,499)	731,906	83,035	(27,253)	55,782
Unamortizable Goodwill and Indefinite-Lived Intangible Assets
Goodwill	329,132	-	329,132	63,607	-	63,607
Trade name	3,975	-	3,975	3,975	-	3,975
	333,107	-	333,107	67,582	-	67,582
Total Intangible Assets	$1,142,277	$(75,782)	$1,066,495	$183,382	$(57,425)	$125,957

Amortizable Intangible Liabilities
Below-market rent	$(86,171)	$3,227	$(82,944)	$(6,455)	$1,482	$(4,973)
Above-market ground lease	(6,896)	103	(6,793)	-	-	-
	(93,067)	3,330	(89,737)	(6,455)	1,482	(4,973)
Unamortizable Intangible Liabilities
Below-market purchase option	(16,711)	-	(16,711)	-	-	-
Total Intangible Liabilities	$(109,778)	$3,330	$(106,448)	$(6,455)	$1,482	$(4,973)

__________

(a)         The fair value of the below-market purchase option was equal to the residual value at the date of acquisition.

Net amortization of intangibles, including the effect of foreign currency translation, was $24.7 million, $4.0 million and $1.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization of below-market rent, above-market rent and above-market ground lease intangibles is recorded as an adjustment to Lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization.

Based on the intangible assets and liabilities recorded at December 31, 2012, scheduled annual net amortization for each of the next five years and thereafter is as follows (in thousands):

Years Ending December 31,	Total
2013	$84,274
2014	79,533
2015	72,016
2016	70,050
2017	66,667
Thereafter	271,111
Total	$643,651

W. P. Carey 2012 10-K — 93

Notes to Consolidated Financial Statements

Note 9. Fair Value Measurements

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

Money Market Funds — Our money market funds, which are included in Cash in the consolidated financial statements, are comprised of government securities and U.S. Treasury bills. These funds were classified as Level 1 as we used quoted prices from active markets to determine their fair values.

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

Redeemable Noncontrolling Interest — We account for the noncontrolling interest in WPCI as a redeemable noncontrolling interest. We determined the valuation of the redeemable noncontrolling interest using widely accepted valuation techniques, including expected discounted cash flows of the investment as well as the income capitalization approach, which considers prevailing market capitalization rates. We classified this liability as Level 3. Unobservable inputs for WPCI include a discount for lack of marketability, a discount rate and EBITDA multiples with weighted average ranges of 20% — 30%, 22% — 26% and 3x — 5x, respectively. Significant increases or decreases in any one of these inputs in isolation would result in significant changes in the fair value measurement.

W. P. Carey 2012 10-K — 94

Notes to Consolidated Financial Statements

The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis. Assets and liabilities presented below exclude assets and liabilities owned by equity investments (in thousands):

		Fair Value Measurements at December 31, 2012 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$231	$231	$-	$-
Derivative assets	1,745	-	25	1,720
Total	$1,976	$231	$25	$1,720

Redeemable Noncontrolling Interest and Liabilities:
Redeemable noncontrolling interest	$7,531	$-	$-	$7,531
Derivative liabilities	24,578	-	24,578	-
Total	$32,109	$-	$24,578	$7,531

		Fair Value Measurements at December 31, 2011 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Other securities	$233	$-	$-	$233
Money market funds	35	35	-	-
Total	$268	$35	$-	$233

Redeemable Noncontrolling Interest and Liabilities:
Redeemable noncontrolling interest	$7,700	$-	$-	$7,700
Derivative liabilities	4,175	-	4,175	-
Total	$11,875	$-	$4,175	$7,700

W. P. Carey 2012 10-K — 95

Notes to Consolidated Financial Statements

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3 Only)
	Year Ended December 31, 2012				Year Ended December 31, 2011
	Assets				Assets
				Redeemable				Redeemable
	Other	Derivative	Total	Noncontrolling	Other	Derivative	Total	Noncontrolling
	Securities	Assets	Assets	Interest	Securities	Assets	Assets	Interest
Beginning balance	$233	$-	$233	$7,700	$263	$-	$263	$7,546
Total gains or losses (realized and unrealized):
Included in earnings	10	80	90	40	(20)	-	(20)	1,923
Included in other comprehensive (loss) income	(7)	-	(7)	6	(10)	-	(10)	(5)
Settlements	(236)	-	(236)	-	-	-	-	-
Acquired due to Merger	-	1,640	1,640	-	-	-	-	-
Distributions paid	-	-	-	(1,055)	-	-	-	(1,309)
Redemption value adjustment	-	-	-	840	-	-	-	(455)
Ending balance	$-	$1,720	$1,720	$7,531	$233	$-	$233	$7,700
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$80	$80	$-	$(20)	$-	$(20)	$-

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2012 and 2011. Gains and losses (realized and unrealized) included in earnings for other securities are reported in Other income and (expenses) in the consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

		December 31, 2012		December 31, 2011
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt (a)	3	$1,715,397	$1,727,985	$356,209	$361,948
Senior Credit Facility	2	253,000	253,000	233,160	233,160
Deferred acquisition fees receivable (b)	3	28,654	33,632	29,410	31,638

__________

(a)         We determined the estimated fair value of our debt instruments using a discounted cash flow model with rates that take into account the credit of the tenants, where applicable, and interest rate risk. We also considered the value of the underlying collateral taking into account the quality of the collateral, the credit quality of the company, the time until maturity and the current market interest rate.

(b)         We determined the estimated fair value of our deferred acquisition fees based on an estimate of discounted cash flows using two significant unobservable inputs, which are the leverage adjusted unsecured spread and an illiquidity adjustment with a weighted average range of 275 — 325 bps and 50 — 100 bps, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both December 31, 2012 and 2011.

W. P. Carey 2012 10-K — 96

Notes to Consolidated Financial Statements

Items Measured at Fair Value on a Non-Recurring Basis

We perform an assessment, when required, of the value of certain of our real estate investments. As part of that assessment, we determine the valuation of these assets using widely accepted valuation techniques, including expected discounted cash flows or an income capitalization approach, which considers prevailing market capitalization rates. We review each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. As a result of our assessments, we calculated impairment charges based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change. Assets acquired and liabilities assumed in the Merger approximate fair value. The valuation methods related to the assets acquired, liabilities assumed, equity investments and noncontrolling interests associated with the Merger are discussed in Notes 2 and 3.

The following tables present information about our other assets that were measured on a fair value basis (in thousands):

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges	Measurements	Charges
Impairment Charges from Continuing Operations:
Real estate (a)	$-	$-	$380	$243	$-	$-
Operating real estate (b)	5,002	10,467	-	-	-	-
Net investments in direct financing leases (c)	-	-	-	(1,608)	3,548	1,140
Equity investments in real estate (d)	17,140	9,910	1,554	206	22,846	1,394
	22,142	20,377	1,934	(1,159)	26,394	2,534

Impairment Charges from Discontinued Operations:
Real estate (a)	39,642	12,495	42,207	11,838	11,662	14,241
	$61,784	$32,872	$44,141	$10,679	$38,056	$16,775

__________

(a)         These fair value measurements were developed by third-party sources, subject to our corroboration for reasonableness.

(b)         During the year ended December 31, 2012, we recorded an impairment charge of $10.5 million on a hotel property to reduce its carrying value to its estimated fair value, which had declined. The fair value of the hotel property was obtained using an estimate of discounted cash flows using three significant inputs, which are capitalization rate, cash flow discount rate and residual discount rate, of 9.5%, 7.5% and 10.0%, respectively.

(c)          In the fourth quarter of 2011, we recorded an out-of-period adjustment of $1.6 million (Note 2).

(d)         During the year ended December 31, 2012, we incurred an other-than-temporary impairment charge totaling $9.9 million, on our investment in the Special Member Interest to reduce its carrying value to its estimated fair value, which had declined. This investment’s fair value was obtained using an estimate of discounted cash flows using two significant unobservable inputs, which are the discount rate and the estimated general and administrative costs as a percentage of assets under management with a weighted average range of 12.75% – 15.75% and 35 bps – 45 bps, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement. The valuation was also dependent upon the estimated date of a liquidity event for CPA®:16 – Global because cash flows attributable to this investment would cease upon such event. Therefore, the fair value of this investment may decline in the future as the estimated liquidation date approaches.

W. P. Carey 2012 10-K — 97

Notes to Consolidated Financial Statements

Note 10. Risk Management and Use of Derivative Financial Instruments

In the normal course of our ongoing business operations, we encounter economic risk. There are three main components of economic risk that impact us: interest rate risk, credit risk and market risk. We are primarily subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, as well as changes in the value of our other securities and the shares we hold in the Managed REITs due to changes in interest rates or other market factors. In addition, we own investments in the European Union and are subject to the risks associated with changing foreign currency exchange rates.

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

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
as Hedging Instruments	Balance Sheet Location	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Foreign currency contracts	Other assets, net	$-	$-	$-	$-
Interest rate cap	Other assets, net	25	-	-	-
Foreign currency contracts	Accounts payable, accrued expenses and other liabilities	-	-	(2,067)	-
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	-	-	(5,825)	(4,175)

Derivatives Not Designated as Hedging Instruments
Stock warrants (a)	Other assets, net	1,720	-	-	-
Interest rate swaps (a)	Accounts payable, accrued expenses and other liabilities	-	-	(16,686)	-
Total derivatives		$1,745	$-	$(24,578)	$(4,175)

__________

(a)         As described below, we acquired these instruments from CPA®:15 in the Merger.

W. P. Carey 2012 10-K — 98

Notes to Consolidated Financial Statements

The following table presents the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in
	Other Comprehensive Income on Derivatives (Effective Portion)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2010
Interest rate swaps	$(1,059)	$(3,564)	$(45)
Interest rate cap	277	-	-
Foreign currency contracts	(1,480)	-	-
Total	$(2,262)	$(3,564)	$(45)

	Amount of Gain (Loss) Reclassified from Other Comprehensive Income
	into Income (Effective Portion)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2010
Interest rate swaps	$(1,442)	$-	$-
Foreign currency contracts	(186)
Total	$(1,628)	$-	$-

		Amount of Gain (Loss) Recognized in
		Income on Derivatives
	Location of Gain (Loss)	Years Ended December 31,
Derivatives Not in Cash Flow Hedging Relationships	Recognized in Income	2012	2011	2010
Interest rate swaps	Other income and (expenses)	$429	$-	$-
Stock warrants	Other income and (expenses)	108	-	-
Total		$537	$-	$-

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

W. P. Carey 2012 10-K — 99

Notes to Consolidated Financial Statements

The interest rate swaps that we had outstanding on our consolidated subsidiaries at December 31, 2012 were designated as cash flow hedges and are summarized as follows (currency in thousands):

		Notional	Effective	Effective	Expiration	Fair Value at
Description	Type	Amount	Interest Rate	Date	Date	December 31, 2012 (a)
3-Month Euro Interbank Offering Rate (“Euribor”)	Interest rate cap	€69,457	2.0%	12/2012	12/2014	$25
3-Month Euribor	“Pay-fixed” swap	€6,286	4.2%	3/2008	3/2018	(1,392)
1-Month LIBOR	“Pay-fixed” swap	$33,631	3.0%	7/2010	7/2020	(3,624)
1-Month LIBOR	“Pay-fixed” swap	$25,714	3.9%	8/2012	8/2022	(403)
1-Month LIBOR	“Pay-fixed” swap	$6,905	4.4%	6/2012	3/2022	(122)
1-Month LIBOR	“Pay-fixed” swap	$4,414	3.0%	4/2010	4/2015	(247)
1-Month LIBOR	“Pay-fixed” swap	$3,500	3.7%	12/2012	2/2019	(37)
						$(5,800)

__________

(a)         Amounts are based on the applicable exchange rate of the euro at December 31, 2012.

The interest rate swaps that we had outstanding on our consolidated subsidiaries at December 31, 2012 were not designated as hedging and are summarized as follows (currency in thousands):

		Notional	Effective	Effective	Expiration	Fair Value at
Description (a) (c)	Type	Amount	Interest Rate	Date	Date	December 31, 2012 (b)
3-Month Euribor	“Pay-fixed” swap	€100,000	3.7%	7/2006	7/2016	$(15,462)
3-Month Euribor	“Pay-fixed” swap	€15,970	0.9%	4/2012	7/2013	(86)
3-Month Euribor	“Pay-fixed” swap	€6,975	4.4%	4/2008	10/2015	(523)
3-Month Euribor	“Pay-fixed” swap	€5,479	4.3%	4/2007	7/2016	(615)
						$(16,686)

__________

(a)         These interest rate swaps were acquired from CPA®:15 in the Merger. They do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the variable-rate debt we acquired in the Merger.

(b)         Amounts are based on the applicable exchange rate of the euro at December 31, 2012.

(c)          Notional and fair value amounts include, on a combined basis, portions attributable to noncontrolling interests totaling $33.7 million and $(4.2) million, respectively.

The interest rate caps that our unconsolidated jointly-owned investments had outstanding at December 31, 2012 were designated as cash flow hedges and are summarized as follows (currency in thousands):

	Ownership
	Interest at		Notional			Effective	Expiration	Fair Value at
Description	December 31, 2012	Type	Amount	Cap Rate	Spread	Date	Date	December 31, 2012
3-Month LIBOR (a)	17.8%	Interest rate cap	$119,185	4.0%	4.8%	8/2009	8/2014	$1
1-Month LIBOR (b)	79.0%	Interest rate cap	17,275	3.0%	4.0%	9/2009	4/2014	-
								$1

__________

(a)         The applicable interest rate of the related loan was 2.9% at December 31, 2012; therefore, the interest rate cap was not being utilized at that date.

(b)         The applicable interest rate of the related loan was 4.2% at December 31, 2012; therefore, the interest rate cap was not being utilized at that date. The fair value for this interest rate cap was less than $0.1 million at December 31, 2012.

W. P. Carey 2012 10-K — 100

Notes to Consolidated Financial Statements

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

The following table presents the foreign currency derivative contracts we had outstanding at December 31, 2012 which were designated as cash flow hedges (currency in thousands, except strike price):

	Notional	Strike	Effective	Expiration	Fair Value at
Type	Amount	Price	Date	Date	December 31, 2012 (a)
Foreign currency forward contracts	€50,648	$1.27 - 1.30	5/2012	3/2013 - 6/2017	$(2,051)
Foreign currency forward contracts	€8,700	$1.34 - 1.35	12/2012	9/2017 - 3/2018	(16)
					$(2,067)

(a)         Amounts are based on the applicable exchange rate of the euro at December 31, 2012.

Stock Warrants

In connection with the Merger, we acquired warrants from CPA®:15, which were granted by Hellweg to CPA®:15 in connection with structuring the initial lease transaction, for a total cost of $1.6 million, which was the fair value of the warrants on the date of acquisition. These warrants give us participation rights to any distributions made by Hellweg 2. In addition, we are entitled to a cash distribution that equals a certain percentage of the liquidity event price of Hellweg 2, should a liquidity event occur. Because these warrants are readily convertible to cash and provide for net cash settlement upon conversion, we account for them as derivative instruments. At December 31, 2012, these warrants had a fair value of $1.7 million.

Other

Amounts reported in Other comprehensive income related to interest rate swaps will be reclassified to interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive income related to foreign currency contracts will be reclassified to Other income and (expenses) when the hedged foreign currency proceeds from foreign operations are repatriated to the U.S. At December 31, 2012, we estimate that an additional $1.9 million will be reclassified as interest expense during the next 12 months related to our interest rate swaps.

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of December 31, 2012. At December 31, 2012, our total credit exposure and the maximum exposure to any single counterparty was less than $0.1 million, inclusive of noncontrolling interest.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At December 31, 2012, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $25.7 million, which included accrued interest but excluded any adjustment for nonperformance risk. If we had breached any of these provisions at December 31, 2012, we could have been required to settle our obligations under these agreements at their aggregate termination value of $27.3 million.

W. P. Carey 2012 10-K — 101

Notes to Consolidated Financial Statements

Portfolio Concentration Risk

Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent for the fourth quarter of 2012, in certain areas, as shown in the table below. The percentages in the table below represent our directly-owned real estate properties and do not include our pro rata share of equity investments.

December 31, 2012
Region:
California	10%
Other U.S.	62%
Total U.S	72%
Total Europe	28%
Total	100%

Asset Type:
Office	29%
Industrial	19%
Warehouse/Distribution	15%
Retail	14%
Self storage	10%
All others	13%
Total	100%

Tenant Industry:
Retail	20%
All other	80%
100%

Except for our investment in CPA®:16 – Global, there were no significant concentrations, individually or in the aggregate, related to our unconsolidated jointly-owned investments. At December 31, 2012, we owned approximately 18.3% of CPA®:16 – Global, which had total assets at that date of approximately $3.4 billion consisting of a portfolio comprised of two hotel properties and full or partial ownership interests in 498 properties substantially all of which were triple-net leased to 144 tenants, and has certain concentrations within its portfolio, which are outlined in its periodic filings.

W. P. Carey 2012 10-K — 102

Notes to Consolidated Financial Statements

Note 11. Impairment Charges

The following table summarizes impairment charges recognized on our consolidated and unconsolidated real estate investments for all periods presented (in thousands):

	Years Ended December 31,
	2012	2011	2010
Real estate	$-	$243	$-
Operating real estate	10,467	-	-
Net investments in direct financing leases	-	(1,608)	1,140
Total impairment charges included in expenses	10,467	(1,365)	1,140
Equity investments in real estate (a)	9,910	206	1,394
Total impairment charges included in continuing operations	20,377	(1,159)	2,534
Impairment charges included in discontinued operations	12,495	11,838	14,241
Total impairment charges	$32,872	$10,679	$16,775

(a)         Impairment charges on our equity investments in real estate are included in Income from equity investments in real estate and the Managed REITs within the consolidated financial statements.

Real Estate

During the year ended December 31, 2011, we recognized an impairment charge of $0.2 million on a domestic property. This impairment was the result of writing down the property’s carrying value to its estimated fair value in connection with the tenant vacating the property.

Operating Real Estate

During the year ended December 31, 2012, we recognized an impairment charge of $10.5 million on our Livho hotel property to write down the property’s carrying value to its estimated fair value as a result of a decrease in fair value and the estimated holding period of the hotel.

Direct Financing Leases

In connection with our annual review of the estimated residual values on our properties classified as net investments in direct financing leases, we determined that an other-than-temporary decline in estimated residual value had occurred at various properties due to market conditions. The changes in estimates resulted in the recognition of impairment charges totaling $1.1 million in 2010. In the fourth quarter of 2011, we recorded an out-of-period adjustment of $1.6 million (Note 2).

Equity Investments in Real Estate

During the year ended December 31, 2012, we recognized an other-than-temporary impairment charge of $9.9 million on our Special Member Interest in CPA®:16 – Global’s operating partnership to reduce the carrying value of our interest in the operating partnership to its estimated fair value (Note 9). During the year ended December 31, 2011, we recognized an other-than-temporary impairment charge of $0.2 million on a jointly-held real estate investment as a result of the sale of the property. In connection with our annual review of the fair value of our equity investments, we recognized an other-than-temporary impairment charge of $1.4 million during the year ended December 31, 2010 to reflect the decline in the estimated fair value of the investment’s underlying net assets in comparison with the carrying value of our interest in the investment.

Properties Sold

During the years ended December 31, 2012, 2011 and 2010, we recognized impairment charges on properties sold totaling $12.5 million, $11.8 million, and $14.2 million, respectively. These impairment charges, which are included in discontinued operations, were the result of reducing these properties’ carrying values to their estimated fair values (Note 17) in connection with and prior to anticipated sales.

W. P. Carey 2012 10-K — 103

Notes to Consolidated Financial Statements

Note 12. Debt

Senior Credit Facility

In February 2012, we amended and restated our existing credit agreement (the “Amended and Restated Credit Agreement”) to increase the maximum aggregate principal amount from $450.0 million to $625.0 million, which is comprised of a $450.0 million unsecured revolving credit facility (the “Revolver”) and a $175.0 million term loan facility (the “Term Loan Facility” and, together with the Revolver, the “Senior Credit Facility.”) The Term Loan Facility was available in a single draw for use solely to finance the cash portion of the Merger Consideration and transaction costs and expenses. We drew down the full amount of the Term Loan Facility on September 28, 2012 in connection with the closing of the Merger. The Senior Credit Facility matures in December 2014, but may be extended by one year at our option, subject to the conditions provided in the Amended and Restated Credit Agreement. At our election, the principal amount available under the Senior Credit Facility may be increased by up to an additional $125.0 million, subject to the conditions provided in the Amended and Restated Credit Agreement. The Senior Credit Facility also permits (i) up to $150.0 million to be borrowed in certain currencies other than the U.S. dollar, (ii) swing line loans of up to $35.0 million, and (iii) the issuance of letters of credit in an aggregate amount not to exceed $50.0 million.

The Senior Credit Facility provides for an annual interest rate, at our election, of either (i) the Eurocurrency Rate or (ii) the Base Rate, in each case plus the Applicable Rate (each as defined in the Amended and Restated Credit Agreement). Prior to us obtaining an Investment Grade Debt Rating (as defined in the Amended and Restated Credit Agreement), the Applicable Rate on Eurocurrency Rate loans and letters of credit ranges from 1.75% to 2.50% (based on LIBOR) and the Applicable Rate on Base Rate loans ranges from 0.75% to 1.50% (based on the “prime rate”, defined in the Amended and Restated Credit Agreement as a rate of interest set by the Bank of America based upon various factors including Bank of America’s costs and desired returns). After an Investment Grade Debt Rating has been obtained, the Applicable Rate on Eurocurrency Rate loans and letters of credit ranges from 1.10% to 2.00% (based on LIBOR) and the Applicable Rate on Base Rate loans ranges from 0.10% to 1.00% (based on the “prime rate”). Swing line loans will bear interest at the Base Rate plus the Applicable Rate then in effect. In addition, prior to obtaining an Investment Grade Debt Rating, we pay a quarterly fee ranging from 0.3% to 0.4% of the unused portion of the line of credit, depending on our leverage ratio. After an Investment Grade Debt Rating has been obtained, we will pay a facility fee ranging from 0.2% to 0.4% of the total commitment. In connection with the amendments of the credit agreement, we incurred costs of $7.0 million, which are being amortized over the remaining term of the facility.

Availability under the Senior Credit Facility is dependent upon a number of factors, including the Unencumbered Property NOI, the Unencumbered Management EBITDA and the Total Unsecured Outstanding Indebtedness (each as defined in the Amended and Restated Credit Agreement). At December 31, 2012, availability under the Senior Credit Facility was $625.0 million, of which we had drawn $253.0 million, including $175.0 million under the Term Loan which we used to pay for the cash portion of the Merger Consideration (Note 3). At December 31, 2012, we paid interest on the Senior Credit Facility at an annual interest rate consisting of LIBOR plus 2.00%. In addition, as of December 31, 2012, our lenders had issued letters of credit totaling $5.4 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under the Revolver. The Revolver is currently expected to be utilized primarily for potential new investments; repayment of existing debt and general corporate purposes as well as for repurchases of our common stock from the Estate Shareholders (Note 4).

We are required to ensure that the total Restricted Payments (as defined in the Amended and Restated Credit Agreement) made in the current quarter, when added to the total for the three preceding fiscal quarters, does not exceed the greater of (i) 95% of Adjusted Funds from Operations (as defined in the Amended and Restated Credit Agreement) and (ii) the amount of Restricted Payments required in order for us to maintain our REIT status. Restricted Payments include quarterly dividends and the total amount of shares repurchased by us, if any, in excess of $50.0 million per year. In addition to placing limitations on dividend distributions and share repurchases, the Amended and Restated Credit Agreement stipulates certain financial covenants. We were in compliance with all of these covenants at December 31, 2012.

Non-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real property, and direct financing leases, with an aggregate carrying value of approximately $2.0 billion at December 31, 2012. Our mortgage notes payable had fixed annual interest rates ranging from 2.7% to 10.0% and variable effective annual interest rates ranging from 1.2% to 7.6% with maturity dates ranging from 2013 to 2026 at December 31, 2012.

W. P. Carey 2012 10-K — 104

Notes to Consolidated Financial Statements

2012 — In connection with the Merger (Note 3), we assumed property level debt comprised of 9 variable-rate and 58 fixed-rate non-recourse mortgage loans with fair values totaling $295.2 million and $1.1 billion, respectively, on the acquisition date and recorded an aggregate net fair market value adjustment of $14.8 million at that date. The fair market value adjustment will be amortized to interest expense over the remaining lives of the related loans using the effective interest rate method. These fixed-rate and variable-rate mortgages had weighted-average annual interest rates of 5.08% and 5.03%, respectively. The weighted-average annual interest rate for the variable-rate mortgages was calculated using the applicable interest rates on the date of the Merger.

During the year ended December 31, 2012, we refinanced four maturing non-recourse mortgages totaling $21.2 million with new financing totaling $23.8 million. These mortgage loans have a weighted-average annual interest rate and term of 4.2% and 11.5 years, respectively.

2011 — In connection with our acquisition of three properties from CPA®:14 in May 2011 as part of the CPA®:14 Asset Sales (Note 4), we assumed two non-recourse mortgage loans with an aggregate fair value of $87.6 million (and a carrying value of $88.7 million) on the date of acquisition and recorded a net fair market value adjustment of $1.1 million. The fair market value adjustment will be amortized to interest expense over the remaining lives of the loans. These mortgage loans have a weighted-average annual fixed interest rate and remaining term of 5.8% and 8.3 years, respectively.

During the year ended December 31, 2011, we refinanced two maturing non-recourse mortgage loans totaling $10.5 million with new financing totaling $11.9 million and obtained new financing on two unencumbered properties totalling $29.0 million. These mortgage loans have a weighted-average annual interest rate and term of 5.1% and 10.4 years, respectively. Additionally, during the year ended December 31, 2011, the Carey Storage borrowed a total of $4.6 million, inclusive of amounts attributable to the third-party’s interest of $2.8 million, with a weighted-average annual interest rate and term of 6.7% and 8.2 years, respectively.

2010 — In connection with an acquisition in February 2010, we obtained non-recourse mortgage financing of $35.0 million at an annual interest rate of LIBOR plus 2.5% that has been fixed at 5.5% through the use of an interest rate swap. This financing has a term of 10 years.

In connection with their acquisitions in 2010, the Carey Storage and an entity 100% owned by Carey Storage obtained new non-recourse mortgage financing and assumed existing mortgage loans from the sellers totaling $17.1 million, inclusive of amounts attributable to the Investor’s interest of $8.2 million. The mortgage loans have a weighted-average annual fixed interest rate and term of 6.3% and 8.5 years, respectively.

Scheduled Debt Principal Payments

Scheduled debt principal payments for each of the next five calendar years following December 31, 2012, and thereafter are as follows (in thousands):

Years Ending December 31,	Total (a)
2013	$174,648
2014 (b)	631,345
2015	240,681
2016	87,223
2017	125,999
Thereafter through 2037	725,257
1,985,153
Unamortized discount	(16,756)
Total	$1,968,397

(a)         Certain amounts are based on the applicable foreign currency exchange rate at December 31, 2012.

(b)         Includes $78.0 million outstanding under our Revolver and $175.0 million outstanding under our Term Loan Facility at December 31, 2012, each of which is scheduled to mature in 2014 unless extended pursuant to its terms.

W. P. Carey 2012 10-K — 105

Notes to Consolidated Financial Statements

Note 13. Commitments and Contingencies

At December 31, 2012, we were not involved in any material litigation.

For a description of an agreement that we entered into regarding repurchases of our common stock from the Estate Shareholders, see Note 4.

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 14. Equity

Distributions

Distributions paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. The following table presents distributions per share, declared and paid in October 2012, reported for federal tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Internal Revenue Code Section 857(b)(3)(C) and Treasury Regulation § 1.857-6(e):

Distributions Paid on
October 16, 2012
Ordinary income	$0.6228
Return of capital	0.0272
Total distributions	$0.6500

We declared a quarterly distribution of $0.6600 per share in December 2012, which was paid in January 2013 to stockholders of record at December 31, 2012; and a quarterly distribution of $0.5630 per share in December 2011, which was paid in January 2012 to stockholders of record at December 31, 2011.

Redeemable Noncontrolling Interest

On June 30, 2003, WPCI granted an incentive award to two officers of WPCI consisting of 1,500,000 restricted units, representing an approximate 13% interest in WPCI, and 1,500,000 options for WPCI units with a combined fair value of $2.5 million at that date. Both the options and restricted units vested ratably over five years, with full vesting occurring December 31, 2007. During 2008, the officers exercised all of their 1,500,000 options to purchase 1,500,000 units of WPCI at $1.00 per unit. Upon the exercise of the WPCI options, the officers had a total interest of approximately 23% in WPCI. The terms of the vested restricted units and units received in connection with the exercise of options of WPCI by noncontrolling interest holders provided that the units could be redeemed, commencing December 31, 2012 and thereafter, solely in exchange for our shares and that any redemption would be subject to a third-party valuation of WPCI.

In December 2009, one of those officers resigned from W. P. Carey, WPCI and all affiliated entities pursuant to a mutually agreed separation. In October 2012, the remaining officer’s employment with W. P. Carey, WPCI and all affiliated entities was terminated. At December 31, 2012, this former employee has a total interest of approximately 7.7% in each of WPCI and the related entities. We account for the noncontrolling interest in WPCI held by this former employee as a redeemable noncontrolling interest, as we have an obligation to repurchase the interest from that individual, at his election and subject to certain conditions. The individual’s interest is reflected at estimated redemption value for all periods presented.

W. P. Carey 2012 10-K — 106

Notes to Consolidated Financial Statements

The following table presents a reconciliation of redeemable noncontrolling interest (in thousands):

	Years Ended December 31,
	2012	2011	2010
Beginning balance	$7,700	$7,546	$7,692
Redemption value adjustment	840	(455)	(471)
Net income	40	1,923	1,293
Distributions	(1,055)	(1,309)	(956)
Change in other comprehensive (loss) income	6	(5)	(12)
Ending balance	$7,531	$7,700	$7,546

Transfers to Noncontrolling Interest

The following table presents a reconciliation of the effect of transfers in noncontrolling interest (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net income attributable to W. P. Carey	$62,132	$139,079	$73,972
Transfers to noncontrolling interest
Decrease in W. P. Carey’s additional paid-in capital for purchase of 50 Rock	(154)	-	-
Decrease in W. P. Carey’s additional paid-in capital for purchase of CheckFree Holdings, Inc.	-	(5,879)	-
Net transfers to noncontrolling interest	(154)	(5,879)	-
Change from net income attributable to W. P. Carey and transfers to noncontrolling interest	$61,978	$133,200	$73,972

Accumulated Other Comprehensive Loss

The following table presents the components of accumulated other comprehensive loss reflected in equity, net of tax. Amounts include our proportionate share of other comprehensive income or loss from our unconsolidated investments (in thousands):

	December 31,
	2012	2011
Unrealized gain on marketable securities	$31	$37
Unrealized loss on derivative instruments	(6,029)	(5,246)
Foreign currency translation adjustment	1,349	(3,298)
Accumulated other comprehensive loss	$(4,649)	$(8,507)

W. P. Carey 2012 10-K — 107

Notes to Consolidated Financial Statements

Earnings Per Share

To determine earnings per share, all unvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Our unvested RSUs contain rights to receive non-forfeitable distribution equivalents, and therefore we apply the two-class method of computing earnings per share. The calculation of earnings per share below excludes the income attributable to the unvested RSUs from the numerator. The following table summarizes basic and diluted earnings per share for the periods indicated (in thousands, except share amounts):

	Years Ended December 31,
	2012	2011	2010
Net income attributable to W. P. Carey	$62,132	$139,079	$73,972
Allocation of earnings to participating unvested RSUs	(535)	(2,130)	(440)
Net income – basic	61,597	136,949	73,532
Income effect of dilutive securities, net of taxes	23	1,076	724
Net income – diluted	$61,620	$138,025	$74,256

Weighted average shares outstanding – basic	47,389,460	39,819,475	39,514,746
Effect of dilutive securities	689,014	278,620	493,148
Weighted average shares outstanding – diluted	48,078,474	40,098,095	40,007,894

Securities included in our diluted earnings per share determination consist of stock options and restricted stock awards. Securities totaling 207,258 shares and 247,750 shares for the years ended December 31, 2011 and 2010, respectively, were excluded from the earnings per share computations above as their effect would have been anti-dilutive. For information on long-term incentive plan awards issued to key employees subsequent to December 31, 2012 that could have a dilutive impact on our earnings per share calculation, please see Note 20.

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

Note 15. Stock-Based and Other Compensation

Stock-Based Compensation

At December 31, 2012, we maintained several stock-based compensation plans as described below. The total compensation expense (net of forfeitures) for awards issued under these plans was $26.2 million, $17.8 million and $7.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, all of which are included in General and administrative expenses in the consolidated financial instruments. As compared to the prior year, stock-based compensation expense for the year ended December 31, 2012 increased by $8.1 million due to awards issued during 2012 with higher fair values as a result of the increase in our stock price between the two years. In addition, 2012 included an additional $2.8 million of compensation expense as a result of our revision of the expected vesting of PSUs granted during 2009 and 2010 and a reduction related to our revision in our expected forfeitures of $2.5 million. The tax benefit recognized by us related to these awards totaled $16.2 million, $7.8 million and $3.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

In connection with the Merger in September 2012, we adopted and assumed all of the stock-based compensation plans of our predecessor and all of its obligations thereunder. There has been no significant activity or changes to the terms and conditions of any of our stock-based compensation plans or arrangements during 2012, other than as described below.

W. P. Carey 2012 10-K — 108

Notes to Consolidated Financial Statements

2009 Incentive Plan and 1997 Incentive Plans

We maintain the 1997 Share Incentive Plan (as amended, the “1997 Incentive Plan”), which authorized the issuance of up to 6,200,000 shares of our common stock. In June 2009, our shareholders approved the 2009 Share Incentive Plan (the “2009 Incentive Plan”) to replace the 1997 Incentive Plan, except with respect to outstanding contractual obligations under the 1997 Incentive Plan, so that no further awards can be made under that plan. The 2009 Incentive Plan authorizes the issuance of up to 3,600,000 shares of our common stock, of which 1,959,996 remain available for issuance of RSUs and PSUs at December 31, 2012. The 1997 Incentive Plan provided for the grant of (i) share options, which may or may not qualify as incentive stock options under the Code, (ii) performance shares or PSUs, (iii) dividend equivalent rights and (iv) restricted shares or RSUs. The 2009 Incentive Plan provides for the grant of (i) share options, (ii) restricted shares or RSUs, (iii) performance shares or PSUs, and (iv) dividend equivalent rights. The vesting of grants under both plans is accelerated upon a change in our control and under certain other conditions.

In December 2007, the Compensation Committee approved the long-term incentive plan (“LTIP”) and terminated further contributions to the Partnership Equity Unit Plan described below. The following table presents LTIP awards granted in the past three years:

	2009 Incentive Plan
Fiscal Year	RSUs Awarded	PSUs Awarded
2010	140,050	159,250
2011 (a)	524,550	291,600
2012 (b)	259,400	314,400

(a)         Includes 340,000 RSUs and 100,000 PSUs issued in connection with entering into employment agreements with certain employees, and excludes 20,000 PSUs for which the terms and conditions were not determined at the time of grant.

(b)         Includes 78,000 RSUs and 142,000 PSUs issued in connection with entering into employment agreements with certain employees, and excludes 20,000 PSUs for which the terms and conditions were not determined at the time of grant. Also includes 10,000 PSUs awarded related to 2011 awards for which the previously undetermined terms and conditions of the grant were finalized in 2012.

As a result of issuing the LTIP awards, we currently expect to recognize compensation expense totaling approximately $33.6 million over the vesting period. We have previously recognized compensation expense of $24.8 million, $15.7 million and $5.7 million during 2012, 2011 and 2010, respectively, related to these awards.

2009 Non-Employee Directors Incentive Plan and 1997 Non-Employee Directors’ Plan

We maintain the 1997 Non-Employee Directors’ Plan (the “1997 Directors’ Plan”), which authorized the issuance of up to 300,000 shares of our Common Stock. In June 2007, the 1997 Director’s Plan, which had been due to expire in October 2007, was extended through October 2017. In June 2009, our shareholders approved the 2009 Non-Employee Directors’ Incentive Plan (the “2009 Directors’ Plan”) to replace the 1997 Directors’ Plan, except with respect to outstanding contractual obligations under the predecessor plan, so that no further awards can be made under that plan. The 1997 Directors’ Plan provided for the grant of (i) share options, which may or may not qualify as incentive stock options, (ii) performance shares, (iii) dividend equivalent rights and (iv) restricted shares. The 2009 Directors’ Plan authorizes the issuance of 325,000 shares of our common stock in the aggregate and initially provided for the automatic annual grant of RSUs with a total value of $50,000 to each director. In January 2011, the Compensation Committee approved an increase in the value of the annual grant to $70,000 per director, effective as of July 1, 2011. In the discretion of our board of directors, the awards may also be in the form of share options or restricted shares, or any combination of the permitted awards. At December 31, 2012, there were 245,075 shares which remained available for issuance of RSUs under this plan.

Employee Share Purchase Plan

We sponsor an ESPP pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain limits, to purchase our common stock. Employees can purchase stock semi-annually at a price equal to 85% of the fair market value at certain plan defined dates. Compensation expense under this plan for the years ended December 31, 2012, 2011 and 2010 was $0.6 million, $0.6 million and $0.2 million, respectively.

W. P. Carey 2012 10-K — 109

Notes to Consolidated Financial Statements

Partnership Equity Unit Plan

During 2003, we adopted a non-qualified deferred compensation plan (the “Partnership Equity Plan”, or “PEP”) under which a portion of any participating officer’s cash compensation in excess of designated amounts was deferred and the officer was awarded Partnership Equity Plan Units (“PEP Units”). The value of each PEP Unit was intended to correspond to the value of a share of the CPA® REIT designated at the time of such award. During 2005, further contributions to the initial PEP were terminated and it was succeeded by a second PEP. As amended, payment under these plans will occur at the earlier of December 16, 2013 (in the case of the initial PEP) or twelve years from the date of award. The award is fully vested upon grant. Each of the PEPs is a deferred compensation plan and is therefore considered to be outside the scope of current accounting guidance for stock-based compensation and subject to liability award accounting. The value of each PEP Unit will be adjusted to reflect the underlying appraised value of the designated CPA® REIT. Additionally, each PEP Unit will be entitled to distributions equal to the distribution rate of the CPA® REIT. All issuances of PEP Units, changes in the fair value of PEP Units and distributions paid are included in our compensation expense. As a result of the Merger, the remaining holders of the PEP Units issued under the initial PEP will be paid, in cash, on December 16, 2013 in amounts equal to the per share Merger consideration received by CPA®:15 stockholders.

The plans are carried at fair value each quarter and are subject to changes in the fair value of the PEP units. Further contributions to the second PEP were terminated at December 31, 2007; however, this termination did not affect any awardees’ rights pursuant to awards granted under this plan. In December 2008, participants in the PEPs were required to make an election to either (i) remain in the PEPs, (ii) receive cash for their PEP Units (available to former employees only) or (iii) convert their PEP Units to fully vested RSUs (available to current employees only) to be issued under the 1997 Incentive Plan on June 15, 2009. Substantially all of the PEP participants elected to receive cash or convert their existing PEP Units to RSUs. In January 2009, we paid $2.0 million in cash to former employee participants who elected to receive cash for their PEP Units. As a result of the election to convert PEP Units to RSUs, we derecognized $9.3 million of our existing PEP liability and recorded a deferred compensation obligation within W. P. Carey members’ equity in the same amount during the second quarter of 2009. The PEP participants that elected RSUs received a total of 356,416 RSUs, which was equal to the total value of their PEP Units divided by the closing price of our common stock on June 15, 2009. The PEP participants electing to receive RSUs were required to defer receipt of the underlying shares of our common stock for a minimum of two years. While employed by us, these participants are entitled to receive dividend equivalents equal to the amount of dividends paid on the underlying common stock during the deferral period. At December 31, 2012, we are obligated to issue 53,743 shares of our common stock underlying these RSUs, which is recorded within W. P. Carey members’ equity as a Deferred compensation obligation of $1.4 million. The remaining PEP liability pertaining to participants who elected to remain in the plans was $0.7 million at December 31, 2012.

Stock Options

Option activity and changes for all periods presented were as follows:

	Year Ended December 31, 2012
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (in Years)	Intrinsic Value
Outstanding at beginning of year	1,208,041	$28.73	-	-
Exercised	(410,331)	25.94	-	-
Forfeited / Expired	(3,500)	24.93	-	-
Outstanding at end of year	794,210	$30.32	3.19	$17,335,637
Vested and expected to vest at end of year	746,689	$30.26	3.18	$16,346,539
Exercisable at end of year	623,218	$30.22	2.99	$13,669,784

W. P. Carey 2012 10-K — 110

Notes to Consolidated Financial Statements

	Years Ended December 31,
	2011			2010
			Weighted			Weighted
			Average			Average
			Remaining			Remaining
		Weighted	Contractual		Weighted	Contractual
		Average	Term		Average	Term
	Shares	Exercise Price	(in Years)	Shares	Exercise Price	(in Years)
Outstanding at beginning of year	1,699,701	$28.57		2,255,604	$27.55
Exercised	(449,660)	27.71		(399,507)	22.26
Forfeited / Expired	(42,000)	32.85		(156,396)	30.24
Outstanding at end of year	1,208,041	$28.73	3.29	1,699,701	$28.57	4.26
Exercisable at end of year	959,779	$28.36		1,231,683	$27.86

Options granted under the 1997 Incentive Plan generally have a 10-year term and generally vest in four equal annual installments. Options granted under the 1997 Directors’ Plan have a 10-year term and vest generally over three years from the date of grant. We have not issued option awards since 2008. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $9.3 million, $4.6 million and $2.8 million, respectively.

At December 31, 2012, all of our options were fully vested; however certain options had exercise limitations.

We have the ability and intent to issue shares upon stock option exercises. Historically, we have issued authorized but unissued common stock to satisfy such exercises. Cash received from stock option exercises and purchases under the ESPP during the years ended December 31, 2012, 2011 and 2010 was $6.8 million, $1.2 million and $3.7 million, respectively.

Restricted and Conditional Awards

Nonvested restricted stock, RSUs and PSUs at December 31, 2012 and changes during the years ended December 31, 2012 and 2011 were as follows:

	Restricted Stock and RSU Awards		PSU Awards
		Weighted Average		Weighted Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1, 2010	381,878	$28.87	170,375	$32.33
Granted	156,682	28.34	159,250	36.16
Vested (a)	(175,225)	28.58	-	-
Forfeited	(99,515)	29.75	(65,725)	36.26
Adjustment (b)	-	-	(19,906)	28.49
Nonvested at December 31, 2010	263,820	28.42	243,994	36.18
Granted	541,890	34.65	291,600	46.66
Vested (a)	(162,437)	30.48	(48,925)	39.78
Forfeited	(18,480)	29.32	(14,055)	42.14
Adjustment (b)	-	-	200,814	22.65
Nonvested at December 31, 2011	624,793	33.26	673,428	36.30
Granted	274,420	41.41	314,400	42.28
Vested (a)	(268,683)	32.56	(235,189)	23.66
Forfeited	(36,336)	36.33	(49,494)	33.96
Adjustment (b)	-	-	296,368	26.01
Nonvested at December 31, 2012	594,194	$37.15	999,513	$34.55

W. P. Carey 2012 10-K — 111

Notes to Consolidated Financial Statements

(a)         The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was $14.3 million, $6.9 million and $5.0 million, respectively.

(b)         Vesting and payment of the PSUs is conditional on certain company and market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. Pursuant to a review of our current and expected performance versus the performance goals, we revised our estimate of the ultimate number of certain of the PSUs to be vested. As a result, we recorded adjustments in 2012, 2011 and 2010 to reflect the number of shares expected to be issued when the PSUs vest.

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

Other Compensation

Profit-Sharing Plan

We sponsor a qualified profit-sharing plan and trust that generally permits all employees, as defined by the plan, to make pre-tax contributions into the plan. We are under no obligation to contribute to the plan and the amount of any contribution is determined by and at the discretion of our board of directors. Our board of directors can authorize contributions to a maximum of 15% of an eligible participant’s compensation, limited to less than $0.1 million annually per participant. For the years ended December 31, 2012, 2011 and 2010, amounts expensed for contributions to the trust were $4.4 million, $3.8 million and $3.3 million, respectively, which were included in General and administrative expenses in the accompanying consolidated financial statements. The profit-sharing plan is a deferred compensation plan and is therefore considered to be outside the scope of current accounting guidance for stock-based compensation.

Other

We have employment contracts with certain senior executives. These contracts provide for severance payments in the event of termination under certain conditions including a change of control. During 2012, 2011 and 2010, we recognized severance costs totaling approximately $1.1 million, $0.4 million and $1.1 million, respectively, related to several former employees who did not have employment contracts. Such costs are included in General and administrative expenses in the accompanying consolidated financial statements.

W. P. Carey 2012 10-K — 112

Notes to Consolidated Financial Statements

Note 16. Income Taxes

The components of our provision for income taxes for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Federal
Current	$18,142	$17,820	$17,729
Deferred	(21,167)	6,867	(2,409)
	(3,025)	24,687	15,320

State, Local and Foreign
Current	15,441	10,559	12,250
Deferred	(5,633)	1,968	(1,756)
	9,808	12,527	10,494
Total Provision	$6,783	$37,214	$25,814

Deferred income taxes at December 31, 2012 and 2011 consist of the following (in thousands):

	At December 31,
	2012	2011
Deferred Tax Assets
Unearned and deferred compensation	$17,272	$12,598
Other	10,832	3,465
	28,104	16,063

Deferred Tax Liabilities
Receivables from affiliates	(13,251)	(14,378)
Investments	(31,598)	(45,812)
Other	(583)	—
	(45,432)	(60,190)
Net Deferred Tax Liability	$(17,328)	$(44,127)

A reconciliation of the provision for income taxes with the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the periods presented is as follows (in thousands):

	Years Ended December 31,
	2012		2011		2010
Pre-tax (loss) income from taxable subsidiaries	$(412)		$78,561		$49,253
Federal provision at statutory tax rate (35%)	(144)	35.0%	27,496	35.0%	17,238	35.0%
State and local taxes, net of federal benefit	616	(149.5%)	7,409	9.4%	4,303	8.7%
Amortization of intangible assets	465	(112.9%)	486	0.6%	854	1.7%
Other	1,069	(261.2%)	272	0.4%	264	0.6%
Tax provision — taxable subsidiaries	2,006	(488.6%)	35,663	45.4%	22,659	46.0%
Other state, local and foreign taxes	4,777		1,551		3,155
Total provision	$6,783		$37,214		$25,814

Included in Income taxes, net in the consolidated balance sheets at December 31, 2012 and 2011 are accrued income taxes totaling $4.0 million and prepaid income taxes totaling $4.6 million, respectively, deferred income taxes totaling $17.3 million and $44.1 million, respectively, and uncertain tax positions totaling $0.3 million and $0, respectively. The uncertain tax positions, which we account for in accordance with ASC 740, Income Taxes, were acquired in the Merger.

W. P. Carey 2012 10-K — 113

Notes to Consolidated Financial Statements

At January 1, 2010, we had unrecognized tax benefits of $0.6 million (net of federal benefits), which if recognized, would have affected our effective tax rate. During 2010, we reversed the unrecognized tax benefits, including all related interest totaling $0.1 million, as they were no longer required.

Real Estate Ownership Operations

As discussed in Note 3, W. P. Carey & Co. LLC, our predecessor, converted to a REIT through the REIT Reorganization. Effective February 15, 2012, W. P. Carey Inc. elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code for the year ended December 31, 2012. As a REIT, we are not subject to federal income taxes on our income and gains that we distribute to our stockholders as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We believe that we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT. As a REIT, we expect to derive most of our REIT income from our real estate operations under our Real Estate Ownership segment.

Investment Management Operations

We conduct our investment management services in our Investment Management segment through TRSs. A TRS is a subsidiary of a REIT that is subject to corporate federal, state, local and foreign taxes, as applicable. Our use of TRSs enables us to engage in certain businesses while complying with the REIT qualification requirements and also allows us to retain income generated by these businesses for reinvestment without the requirement to distribute those earnings. We conduct business in the U.S., Asia and the European Union, and as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. Certain of our inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation. Periodically, shares in the Managed REITs that are payable to our TRSs in consideration of services rendered are distributed from TRSs to us.

Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2009 through 2012 remain open to examination by the major taxing jurisdictions to which we are subject.

Our subsidiary, Carey REIT II, owns our real estate assets and elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code until September 28, 2012, the date of the Merger, when it became a qualified real estate investment trust subsidiary (“QRS”). In connection with the CPA®:14/16 Merger in May 2011, we formed Carey REIT III to hold the Special Member Interest in the newly formed operating partnership of CPA®:16 – Global (Note 4). Carey REIT III also elected to be taxed as a real estate investment trust under the Internal Revenue Code until September 28, 2012, when it merged into another of our subsidiaries. Under the REIT operating structure, Carey REIT II and Carey REIT III were permitted to deduct distributions paid to our shareholders and generally would not be required to pay U.S. federal income taxes. Accordingly, no provision was made for U.S. federal income taxes in the consolidated financial statements related to either Carey REIT II or Carey REIT III through September 28, 2012. Carey REIT II became a QRS effective September 28, 2012. QRS’s are disregarded for US federal tax purposes and therefore not subject to US federal income tax. A QRS is still subject to state, local and foreign taxes where applicable.

As of December 31, 2012, we had net operating losses (“NOLs”) in foreign jurisdictions of approximately $46.1 million, translating to a deferred tax asset before valuation allowance of $11.9 million.  Our NOLs began expiring in 2011 in certain foreign jurisdictions.  The utilization of NOLs may be subject to certain limitations under the tax laws of the relevant jurisdiction.  Management determined that as of December 31, 2012, $11.9 million of deferred tax assets related to losses in foreign jurisdictions did not satisfy the recognition criteria set forth in accounting guidance for income taxes and established valuation allowance for this amount.

Note 17. Discontinued Operations

From time to time, we decide to sell a property. We may make a decision to dispose of a property when it is vacant as a result of tenants vacating space, tenants electing not to renew their leases, tenant insolvency, or lease rejection in the bankruptcy process. In such cases, we assess whether we can obtain the highest value from the property by selling it, as opposed to re-leasing it. When it is appropriate to do so, upon the evaluation of the disposition of long-lived assets, we classify the property as an asset held for sale on our consolidated balance sheet and the current and prior period results of operations of the property are reclassified as discontinued operations.

W. P. Carey 2012 10-K — 114

Notes to Consolidated Financial Statements

The results of operations for properties that are held for sale or have been sold and with which we have no continuing involvement are reflected in the consolidated financial statements as discontinued operations and are summarized as follows (in thousands, net of tax):

	Years Ended December 31,
	2012	2011	2010
Revenues	$5,438	$10,897	$14,923
Expenses	(4,516)	(9,531)	(10,026)
Gain on deconsolidation of a subsidiary	-	1,008	-
(Loss) gain on sale of real estate	(5,019)	(3,391)	460
Impairment charges	(12,495)	(11,838)	(14,241)
Loss from discontinued operations	$(16,592)	$(12,855)	$(8,884)

2012 — During the year ended December 31, 2012, we sold 13 domestic properties for $44.8 million, net of selling costs, and recognized an aggregate net loss on these sales of $1.4 million, excluding impairment charges of $12.5 million recognized in the current year and $11.8 million and $0.5 million previously recognized during 2011 and 2010, respectively.

We also sold a property in December 2012 that we acquired in the Merger (Note 3), which was leased to BE Aerospace. We sold the property for $25.3 million, net of selling costs, and recognized a net loss on this sale of $0.5 million.

In December 2012, we entered into a contract to sell a domestic property that we acquired in the Merger for $1.4 million. We completed the sale of this property in January 2013.  At December 31, 2012, this property was classified within Assets held for sale in the consolidated balance sheet.

In connection with the sale of the properties we acquired in the Merger, we wrote off goodwill of $3.2 million related to these properties (Note 8).

2011 — During the year ended December 31, 2011, we sold seven domestic properties for $12.5 million, net of selling costs, and recognized a net loss on these sales of $3.4 million, excluding previously recognized impairment charges of less than $0.1 million and $2.7 million during the years ended December 31, 2011 and 2010, respectively.

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

2010 — We sold seven properties for a total of $14.6 million, net of selling costs, and recognized a net gain on these sales totaling $0.5 million, excluding impairment charges totaling $5.9 million that were previously recognized in 2010.

Note 18. Segment Reporting

We evaluate our results from operations by our two major business segments — Real Estate Ownership and Investment Management (Note 1). Effective April 1, 2012, we include cash distributions and deferred revenue received and earned from the operating partnerships of CPA®:16 – Global, CPA®:17 – Global and CWI in our Real Estate Ownership segment. Effective January 1, 2011, we include our equity investments in the Managed REITs in our Real Estate Ownership segment. The equity income or loss from the Managed REITs that is now included in our Real Estate Ownership segment represents our proportionate share of the revenue less expenses of the net-leased properties held by the Managed REITS. This treatment is consistent with that of our directly-owned properties. Results of operations for the prior years have been reclassified to conform to the current year presentation. The following table presents a summary of comparative results of these business segments (in thousands):

W. P. Carey 2012 10-K — 115

Notes to Consolidated Financial Statements

	Years Ended December 31,
	2012	2011	2010
Real Estate Ownership (a)
Revenues	$150,815	$85,137	$68,755
Operating expenses (b)	(118,152)	(44,901)	(35,346)
Interest expense	(50,573)	(21,770)	(15,636)
Other, net (c)	83,409	82,912	30,131
Provision for income taxes	(4,012)	(2,243)	(2,154)
Income from continuing operations attributable to W. P. Carey	$61,487	$99,135	$45,750
Investment Management
Revenues (d)	$223,180	$242,647	$191,890
Operating expenses (d)	(207,050)	(157,572)	(133,683)
Other, net (e)	3,878	2,695	2,559
Provision for income taxes	(2,771)	(34,971)	(23,660)
Income from continuing operations attributable to W. P. Carey	$17,237	$52,799	$37,106
Total Company
Revenues (d)	$373,995	$327,784	$260,645
Operating expenses (d)	(325,202)	(202,473)	(169,029)
Interest expense	(50,573)	(21,770)	(15,636)
Other, net (c) (e)	87,287	85,607	32,690
Provision for income taxes	(6,783)	(37,214)	(25,814)
Income from continuing operations attributable to W. P. Carey	$78,724	$151,934	$82,856

	Total Long-Lived Assets at (f)		Total Assets at
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Real Estate Ownership	$4,236,993	$1,273,521	$4,484,821	$1,334,066
Investment Management	69,258	70,369	124,221	128,557
Total Company	$4,306,251	$1,343,890	$4,609,042	$1,462,623

(a)         Included within the Real Estate Ownership segment is our total investment in shares of CPA®:16 — Global, which represented approximately 6.8% of our total assets at December 31, 2012 (Note 7).

(b)         Includes expenses incurred of $31.7 million related to the Merger for the year ended December 31, 2012.

(c)          Includes Other interest income, Income from equity investments in real estate and the Managed REITs, Gain on change in control of interests, Other income and (expenses), and Net income attributable to noncontrolling interests.

(d)         Included in revenues and operating expenses are reimbursable costs from affiliates totaling $98.2 million, $64.8 million and $60.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(e)          Includes Other interest income, Other income and (expenses), Net loss attributable to noncontrolling interests and Net loss (income) attributable to redeemable noncontrolling interest.

(f)           Long-lived assets include Net investments in real estate, Goodwill and Intangible assets, net.

W. P. Carey 2012 10-K — 116

Notes to Consolidated Financial Statements

At December 31, 2012, our international investments within our Real Estate Ownership segment were comprised of investments in France, Poland, Germany, Spain, Belgium, Finland, Netherlands and the United Kingdom. The following tables present information about these investments (in thousands):

Year Ended December 31, 2012	Domestic	Foreign (a)	Total
Revenues	$120,702	$30,113	$150,815
Operating expenses	(115,632)	(2,520)	(118,152)
Interest expense	(39,042)	(11,531)	(50,573)
Other, net (b) (c)	76,803	6,606	83,409
Provision for income taxes	(2,697)	(1,315)	(4,012)
Income from continuing operations attributable to W. P. Carey	$40,134	$21,353	$61,487
Total assets	$3,527,918	$956,903	$4,484,821
Total long-lived assets (d)	$3,361,197	$875,796	$4,236,993

Year Ended December 31, 2011	Domestic	Foreign (a)	Total
Revenues	$75,408	$9,729	$85,137
Operating expenses	(40,042)	(4,859)	(44,901)
Interest expense	(20,075)	(1,695)	(21,770)
Other, net (c)	76,736	6,176	82,912
Provision for income taxes	(2,135)	(108)	(2,243)
Income from continuing operations attributable to W. P. Carey	$89,892	$9,243	$99,135
Total assets	$1,258,544	$75,522	$1,334,066
Total long-lived assets (d)	$1,203,474	$70,047	$1,273,521

Year Ended December 31, 2010	Domestic	Foreign (a)	Total
Revenues	$61,049	$7,706	$68,755
Operating expenses	(31,604)	(3,742)	(35,346)
Interest expense	(13,894)	(1,742)	(15,636)
Other, net (c)	26,188	3,943	30,131
Provision for income taxes	(2,124)	(30)	(2,154)
Income from continuing operations attributable to W. P. Carey	$39,615	$6,135	$45,750
Total assets	$965,418	$82,987	$1,048,405
Total long-lived assets (d)	$961,298	$73,447	$1,034,745

(a)         All years include operations in France, Germany, Poland and Spain. The year ended December 31, 2012 also includes operations in Belgium, Finland, the Netherlands and the United Kingdom through properties acquired from CPA®:15 in the Merger.

(b)         Amount for the year ended December 31, 2012 includes our $15.1 million share of the net gain recognized by a jointly-owned entity in connection with selling its interests in the Médica investment.

(c)          Includes Other interest income, Income from equity investments in real estate and the Managed REITs, Gain on change in control of interests, Other income and (expenses), and Net income attributable to noncontrolling interests.

(d)         Consists of Net investments in real estate, Goodwill and Intangible assets, net, as applicable.

W. P. Carey 2012 10-K — 117

Notes to Consolidated Financial Statements

Note 19. Selected Quarterly Financial Data (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues (a) (b)	$68,378	$67,182	$70,377	$168,058
Expenses (a)	56,693	59,005	85,889	123,615
Net income	11,669	31,230	2,226	17,654
Add: Net loss (income) attributable to noncontrolling interests	578	480	325	(1,990)
Add: Net loss (income) attributable to redeemable noncontrolling interests	43	67	37	(187)
Net income attributable to W. P. Carey	12,290	31,777	2,588	15,477
Earnings per share attributable to W. P. Carey:
Basic	0.30	0.78	0.06	0.22
Diluted	0.30	0.77	0.06	0.22

Distributions declared per share	0.565	0.567	0.650	0.660

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues (a) (c)	$75,165	$115,735	$75,913	$60,971
Expenses (a)	48,346	52,283	51,626	50,218
Net income	23,616	81,060	25,258	9,204
Add: Net loss attributable to noncontrolling interests	330	384	581	569
Add: Net income attributable to redeemable noncontrolling interests	(603)	(1)	(637)	(682)
Net income attributable to W. P. Carey	23,343	81,443	25,202	9,091
Earnings per share attributable to W. P. Carey:
Basic	0.58	2.02	0.62	0.22
Diluted	0.58	1.99	0.62	0.22

Distributions declared per share	0.512	0.550	0.560	0.563

(a)         Certain amounts from previous quarters have been reclassified to discontinued operations (Note 17).

(b)         Amount for the three months ended December 31, 2012 includes the impact of the Merger with CPA®:15 (Note 3).

(c)          Amount for the three months ended June 30, 2011 includes $52.5 million of incentive, termination and subordinated disposition revenue recognized in connection with the CPA®:14/16 Merger (Note 4).

Note 20. Subsequent Events

In January 2013, our board of directors approved loans to CWI up to $50.0 million to be made at our discretion. We intend to fund any such loans from our Revolver.

In February 2013, the Compensation Committee approved long-term incentive plan awards to key employees consisting of 166,200 RSUs and 75,900 PSUs that could have a dilutive impact on our earnings per share calculation.

W. P. Carey 2012 10-K — 118

Notes to Consolidated Financial Statements

W. P. CAREY INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands)

Description	Balance at Beginning of Year	Other Additions (a)	Deductions	Balance at End of Year
Year Ended December 31, 2012:
Valuation reserve for deferred tax assets	$-	$11,915	$-	$11,915
	$-	$11,915	$-	$11,915
Year Ended December 31, 2011:
Valuation reserve for deferred tax assets	$-	$-	$-	$-
	$-	$-	$-	$-
Year Ended December 31, 2010:
Valuation reserve for deferred tax assets	$-	$-	$-	$-
	$-	$-	$-	$-

(a)         Represents amount acquired in the Merger.

W. P. Carey 2012 10-K — 119

W. P. CAREY INC.

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION

December 31, 2012
(in thousands)

											Life on which
											Depreciation in
				Costs Capitalized	Increase	Gross Amount at which Carried					Latest Statement
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period (c)			Accumulated	Date	of Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (c)	Acquired	Computed
Real Estate Under Operating Leases:
Office facilities in Broomfield, CO	$-	$248	$2,538	$4,844	$(2,069)	$2,643	$2,918	$5,561	$1,217	Jan. 1998	40 yrs.
Distribution facilities and warehouses in Erlanger, KY	12,000	1,526	21,427	2,966	141	1,526	24,534	26,060	9,431	Jan. 1998	40 yrs.
Retail store in Montgomery, AL	-	855	6,762	277	(6,978)	142	774	916	417	Jan. 1998	40 yrs.
Warehouse/distribution facilities in Anchorage, AK and Commerce, CA	-	4,905	11,898	-	12	4,905	11,910	16,815	1,636	Jan. 1998	40 yrs.
Office facility in Toledo, OH	-	224	2,408	-	-	224	2,408	2,632	1,003	Jan. 1998	40 yrs.
Industrial facility in Goshen, IN	-	239	940	-	-	239	940	1,179	133	Jan. 1998	40 yrs.
Office facility in Raleigh, NC	-	1,638	2,844	157	(2,554)	828	1,257	2,085	454	Jan. 1998	20 yrs.
Office facility in King of Prussia, PA	-	1,219	6,283	1,295	-	1,219	7,578	8,797	2,658	Jan. 1998	40 yrs.
Warehouse/distribution facility in Fort Lauderdale, FL	-	1,893	11,077	703	(8,449)	1,173	4,051	5,224	1,429	Jan. 1998	40 yrs.
Industrial facilities in Pinconning, MS	-	32	1,692	-	-	32	1,692	1,724	634	Jan. 1998	40 yrs.
Industrial facilities in San Fernando, CA	6,991	2,052	5,322	-	152	2,052	5,474	7,526	2,043	Jan. 1998	40 yrs.
Land leased in several cities in the following states: Alabama, Florida, Georgia, Illinois, Louisiana, Missouri, New Mexico, North Carolina, South Carolina, and Texas	139	9,382	-	-	(172)	9,210	-	9,210	-	Jan. 1998	N/A
Industrial facility in Milton, VT	-	220	1,579	-	-	220	1,579	1,799	592	Jan. 1998	40 yrs.
Land in Glendora, CA	-	1,135	-	-	17	1,152	-	1,152	-	Jan. 1998	N/A
Industrial facility in Doraville, GA	4,842	3,288	9,864	1,546	274	3,288	11,684	14,972	3,887	Jan. 1998	40 yrs.
Office facilities in Collierville, TN and warehouse/distribution facilities in Corpus Christi and College Station, TX	51,871	3,490	72,497	-	(15,008)	334	60,645	60,979	4,003	Jan. 1998	40 yrs.
Land in Irving and Houston, TX	8,313	9,795	-	-	-	9,795	-	9,795	-	Jan. 1998	N/A
Industrial facility in Chandler, AZ	12,066	5,035	18,957	7,435	541	5,035	26,933	31,968	8,959	Jan. 1998	40 yrs.
Warehouse/distribution facilities in Houston, TX	-	167	885	73	-	167	958	1,125	345	Jan. 1998	40 yrs.
Office facilities in Bridgeton, MO	-	842	4,762	1,627	71	842	6,460	7,302	1,552	Jan. 1998	40 yrs.
Industrial facility in Industry, CA	-	3,789	13,164	1,872	318	3,789	15,354	19,143	4,608	Jan. 1998	40 yrs.
Retail stores in Drayton Plains, MI and Citrus Heights, CA	-	1,039	4,788	165	193	1,039	5,146	6,185	1,049	Jan. 1998	35 yrs.
Warehouse/distribution facility in Memphis, TN	-	1,882	3,973	-	(3,893)	328	1,634	1,962	538	Jan. 1998	15 yrs.

W. P. Carey 2012 10-K — 120

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION (Continued)
December 31, 2012
(in thousands)

											Life on which
											Depreciation in
				Costs Capitalized	(Decrease)	Gross Amount at which Carried					Latest Statement
		Initial Cost to Company		Subsequent to	Increase in Net	at Close of Period (c)			Accumulated	Date	of Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (c)	Acquired	Computed
Retail store in Bellevue, WA	8,269	4,125	11,812	393	(123)	4,371	11,836	16,207	4,352	Apr. 1998	40 yrs.
Office facility in Houston, TX	-	3,260	22,574	1,628	(23,311)	211	3,940	4,151	2,944	Jun. 1998	40 yrs.
Office facility in Rio Rancho, NM	8,162	1,190	9,353	1,504	-	1,467	10,580	12,047	3,598	Jul. 1998	40 yrs.
Vacant office facility in Moorestown, NJ	-	351	5,981	943	43	351	6,967	7,318	2,890	Feb. 1999	40 yrs.
Office facility in Norcross, GA	28,347	5,200	25,585	11,822	-	5,200	37,407	42,607	12,327	Jun. 1999	40 yrs.
Office facility in Tours, France	4,991	1,034	9,737	342	4,169	1,451	13,831	15,282	4,154	Sep. 2000	40 yrs.
Office facility in Illkirch, France	13,171	-	18,520	-	9,116	-	27,636	27,636	8,826	Dec. 2001	40 yrs.
Industrial and warehouse/distribution facilities in Lenexa, KS; Winston-Salem, NC; and Dallas, TX	-	1,860	12,539	-	5	1,860	12,544	14,404	3,310	Sep. 2002	40 yrs.
Office facilities in Playa Vista and Venice, CA	50,306	2,032	10,152	52,816	1	5,889	59,112	65,001	2,853	Sep. 2004; Sep. 2012	40 yrs.
Warehouse/distribution facility in Greenfield, IN	-	2,807	10,335	223	(8,383)	967	4,015	4,982	853	Sep. 2004	40 yrs.
Warehouse/distribution facilities in Birmingham, AL	4,425	1,256	7,704	-	-	1,256	7,704	8,960	1,597	Sep. 2004	40 yrs.
Industrial facility in Scottsdale, AZ	1,229	586	46	-	-	586	46	632	10	Sep. 2004	40 yrs.
Retail store in Hot Springs, AR	-	850	2,939	2	(2,614)	-	1,177	1,177	245	Sep. 2004	40 yrs.
Industrial facilities in Apopka, FL	-	362	10,855	569	(155)	337	11,294	11,631	2,287	Sep. 2004	40 yrs.
Land in San Leandro, CA	-	1,532	-	-	-	1,532	-	1,532	(1)	Dec. 2006	N/A
Industrial facility in Sunnyvale, CA	-	1,663	3,571	-	-	1,663	3,571	5,234	803	Dec. 2006	27 yrs.
Fitness and recreational sports center in Austin, TX	3,165	1,725	5,168	-	-	1,725	5,168	6,893	1,103	Dec. 2006	28.5 yrs.
Retail store in Wroclaw, Poland	8,309	3,600	10,306	-	(1,958)	3,305	8,643	11,948	1,093	Dec. 2007	40 yrs.
Office facility in Fort Worth, TX	33,631	4,600	37,580	-	-	4,600	37,580	42,180	2,740	Feb. 2010	40 yrs.
Warehouse/distribution facility in Mallorca, Spain	-	11,109	12,636	-	2,212	12,161	13,796	25,957	891	Jun. 2010	40 yrs.
Industrial and office facilities in San Diego, CA	33,527	7,247	29,098	967	(5,514)	4,762	27,036	31,798	1,982	May. 2011	40 yrs.
Retail stores in Florence, AL; Snellville, GA; Concord, NC; Rockport, TX; and Virginia Beach, VA	22,000	5,646	12,367	-	-	5,646	12,367	18,013	109	Sep. 2012	40 yrs.
Hospitality facilities in Irvine, Sacramento, and San Diego, CA; Orlando, FL; Des Plaines, IL; Indianapolis, IN; Louisville, KY; Linthicum Heights, MD; Newark, NJ; Albuquerque, NM; and Spokane, WA	140,000	32,680	198,999	-	-	32,680	198,999	231,679	1,369	Sep. 2012	34 - 37 yrs.
Industrial facilities in Bluffton, OH; Auburn, IN; and Milan, TN	-	2,564	6,998	-	-	2,564	6,998	9,562	58	Sep. 2012	30 yrs.
Land in Irvine, CA	1,666	4,173	-	-	-	4,173	-	4,173	-	Sep. 2012	N/A
Office facility in Alpharetta, GA	7,699	2,198	6,349	-	-	2,198	6,349	8,547	53	Sep. 2012	30 yrs.
Office facility in Clinton, NJ	25,714	2,866	34,834	-	-	2,866	34,834	37,700	290	Sep. 2012	30 yrs.

W. P. Carey 2012 10-K — 121

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION (Continued)
December 31, 2012
(in thousands)

											Life on which
											Depreciation in
				Costs Capitalized	(Decrease)	Gross Amount at which Carried					Latest Statement
		Initial Cost to Company		Subsequent to	Increase in Net	at Close of Period (c)			Accumulated	Date	of Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (c)	Acquired	Computed
Office facilities in St. Petersburg, FL	18,481	3,280	24,627	-	-	3,280	24,627	27,907	205	Sep. 2012	30 yrs.
Movie theatre in Baton Rouge, LA	10,025	4,168	5,724	-	-	4,168	5,724	9,892	48	Sep. 2012	30 yrs.
Office facilities in San Diego, CA	17,470	7,804	16,729	-	-	7,804	16,729	24,533	139	Sep. 2012	30 yrs.
Industrial facilities in Richmond, CA	-	895	1,953	-	-	895	1,953	2,848	16	Sep. 2012	30 yrs.
Warehouse/distribution and industrial facilities in Kingman, AZ; Woodland, CA; Jonesboro, GA; Kansas City, MO; Springfield, OR; Fogelsville, PA; and Corsicana, TX	64,836	16,386	84,668	-	-	16,386	84,668	101,054	700	Sep. 2012	30 yrs.
Warehouse/distribution facilities in Lens, Nimes, Colomiers, Thuit Hebert, Ploufragen, and Cholet, France	94,059	15,779	89,421	-	2,929	16,219	91,910	108,129	764	Sep. 2012	30 yrs.
Warehouse/distribution facilities in Orlando, FL; Macon, GA; Rocky Mount, NC, and Lewisville, TX	14,645	2,163	17,715	-	-	2,163	17,715	19,878	148	Sep. 2012	30 yrs.
Fitness and recreational sports center in Newton, MA	7,655	1,897	11,451	-	-	1,897	11,451	13,348	94	Sep. 2012	30 yrs.
Industrial facilities in Chattanooga, TN	-	558	5,923	-	-	558	5,923	6,481	49	Sep. 2012	30 yrs.
Industrial facilities in Mooresville, NC	6,512	756	9,775	-	-	756	9,775	10,531	80	Sep. 2012	30 yrs.
Industrial facility in MaCalla, AL	6,307	960	14,472	-	-	960	14,472	15,432	115	Sep. 2012	31 yrs.
Office facility in Lower Makefield Township, PA	10,874	1,726	12,781	-	-	1,726	12,781	14,507	105	Sep. 2012	30 yrs.
Industrial facility in Fort Smith, AZ	-	1,063	6,159	-	-	1,063	6,159	7,222	50	Sep. 2012	30 yrs.
Retail facilities in Greenwood, IN and Buffalo, NY	8,893	-	19,990	-	-	-	19,990	19,990	161	Sep. 2012	30 - 31 yrs.
Industrial facilities in Bowling Green, KY and Jackson, TN	7,436	1,492	8,182	-	-	1,492	8,182	9,674	66	Sep. 2012	31 yrs.
Industrial facilities in Mattoon, IL; Holyoke, MA; and Morristown, TN and a warehouse/distribution facility in Westfield, MA	5,245	1,891	11,064	-	-	1,891	11,064	12,955	90	Sep. 2012	31 yrs.
Industrial facility in Rancho Cucamonga, CA and educational facilities in Glendale Heights, IL; Exton, PA; and Avondale, AZ	37,911	14,006	33,683	-	-	14,006	33,683	47,689	263	Sep. 2012	31 - 32 yrs.
Sports facilities in Rochester Hills and Canton, MI	22,160	5,447	9,988	-	-	5,447	9,988	15,435	81	Sep. 2012	31 yrs.
Industrial facilities in St. Petersburg, FL; Buffalo Grove, IL; West Lafayette, IN; Excelsior Springs, MO; and North Versailles, PA	12,860	6,559	19,078	-	-	6,559	19,078	25,637	153	Sep. 2012	31 yrs.

W. P. Carey 2012 10-K — 122

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION (Continued)
December 31, 2012
(in thousands)

											Life on which
											Depreciation in
				Costs Capitalized	(Decrease)	Gross Amount at which Carried					Latest Statement
		Initial Cost to Company		Subsequent to	Increase in Net	at Close of Period (c)			Accumulated	Date	of Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (c)	Acquired	Computed
Industrial facilities in Tolleson, AZ; Alsip, IL; and Solvay, NY	15,164	6,080	23,424	-	-	6,080	23,424	29,504	187	Sep. 2012	31 yrs.
Land in Kahl, Germany	10,573	6,694	-	-	186	6,880	-	6,880	-	Sep. 2012	N/A
Land in Memphis, TN and sports facilities in Bedford, TX and Englewood, CO	8,050	4,877	4,258	-	-	4,877	4,258	9,135	34	Sep. 2012	31 yrs.
Office facilities in Brussels, Belgium	11,094	1,505	6,026	-	210	1,547	6,194	7,741	48	Sep. 2012	32 yrs.
Warehouse/distribution facilities in Oceanside, CA and Concordville, PA	4,506	3,333	8,270	-	-	3,333	8,270	11,603	66	Sep. 2012	31 yrs.
Office facility in Peachtree City, GA	3,962	1,205	5,907	-	-	1,205	5,907	7,112	47	Sep. 2012	31 yrs.
Self-storage and trucking facilities in numerous locations throughout the U.S.	154,658	74,551	319,186	-	-	74,551	319,186	393,737	2,527	Sep. 2012	31 yrs.
Warehouse/distribution facility in La Vista, NE	22,340	4,196	23,148	-	-	4,196	23,148	27,344	173	Sep. 2012	33 yrs.
Office facility in Pleasanton, CA	12,861	3,675	7,468	-	-	3,675	7,468	11,143	59	Sep. 2012	31 yrs.
Office facility in San Marcos, TX	-	440	688	-	-	440	688	1,128	5	Sep. 2012	31 yrs.
Office facilities in Espoo, Finland	58,910	40,555	15,662	-	1,565	41,684	16,098	57,782	127	Sep. 2012	31 yrs.
Office facility in Conflans, France	20,378	7,208	11,333	-	516	7,409	11,648	19,057	91	Sep. 2012	31 yrs.
Office facilities in Chicago, IL	15,499	2,169	19,010	-	-	2,169	19,010	21,179	149	Sep. 2012	31 yrs.
Industrial facility in Louisville, CO	10,417	5,342	8,786	-	-	5,342	8,786	14,128	69	Sep. 2012	31 yrs.
Industrial facilities in Hollywood and Orlando, FL	-	3,639	1,269	-	-	3,639	1,269	4,908	10	Sep. 2012	31 yrs.
Industrial facility in Golden, CO	-	808	4,304	-	-	808	4,304	5,112	36	Sep. 2012	30 yrs.
Industrial facilities in Texarkana, TX and Orem, UT	2,699	1,755	4,493	-	-	1,755	4,493	6,248	35	Sep. 2012	31 yrs.
Industrial facility in Eugene, OR	4,724	2,286	3,783	-	-	2,286	3,783	6,069	30	Sep. 2012	31 yrs.
Industrial facility in Neenah, WI	4,869	438	4,954	-	-	438	4,954	5,392	39	Sep. 2012	31 yrs.
Industrial facility in South Jordan, UT	13,075	2,183	11,340	-	-	2,183	11,340	13,523	89	Sep. 2012	31 yrs.
Warehouse/distribution facility in Ennis, TX	2,609	478	4,087	-	-	478	4,087	4,565	32	Sep. 2012	31 yrs.
Childcare facilities in Chandler and Tucson, AZ; Alhambra, Chino, Garden Grove, and Tustin, CA; Westland and Canton, MI; and Carrollton, Duncansville, and Lewisville, TX	-	6,343	379	-	(1,384)	5,338	-	5,338	-	Sep. 2012	N/A
Retail facility in Oklahoma City, OK	5,759	1,246	4,771	-	-	1,246	4,771	6,017	37	Sep. 2012	32 yrs.
Land in Farmington, CT and Braintree, MA	490	2,409	-	-	-	2,409	-	2,409	-	Sep. 2012	N/A
Office facilities in Helsinki, Finland	58,917	26,560	20,735	-	1,316	27,299	21,312	48,611	165	Sep. 2012	32 yrs.
Office facility in Paris, France	73,391	23,387	43,450	-	1,860	24,038	44,659	68,697	341	Sep. 2012	32 yrs.

W. P. Carey 2012 10-K — 123

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION (Continued)
December 31, 2012
(in thousands)

											Life on which
											Depreciation in
				Costs Capitalized	(Decrease)	Gross Amount at which Carried					Latest Statement
		Initial Cost to Company		Subsequent to	Increase in Net	at Close of Period (c)			Accumulated	Date	of Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (c)	Acquired	Computed
Retail facilities in Bydgoszcz, Czestochowa, Jablonna, Katowice, Kielce, Lodz, Lubin, Olsztyn, Opole, Plock, Walbrzych, Warsaw, and Warszawa, Poland	148,643	26,564	72,866	-	2,768	27,303	74,895	102,198	785	Sep. 2012	23 - 34 yrs.
Office facility in Laupheim, Germany	-	2,072	8,339	-	290	2,130	8,571	10,701	107	Sep. 2012	20 yrs.
Industrial facilities in Danbury, CT and Bedford, MA	12,973	3,519	16,329	-	-	3,519	16,329	19,848	136	Sep. 2012	29 yrs.
	$1,512,763	$513,758	$1,777,346	$94,169	$(53,660)	$509,530	$1,822,083	$2,331,613	$116,075

W. P. Carey 2012 10-K — 124

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION (Continued)
December 31, 2012
(in thousands)

						Gross Amount at
				Costs Capitalized		which Carried
		Initial Cost to Company		Subsequent to	Decrease in Net	at Close of	Date
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Period Total	Acquired
Direct Financing Method:
Retail stores in several cities in the following states: Alabama, Florida, Georgia, Illinois, Louisiana, Missouri, New Mexico, North Carolina, South Carolina, and Texas	$199	$-	$16,416	$-	$(384)	$16,032	Jan. 1998
Office and industrial facilities in Glendora, CA and Romulus, MI	-	454	13,251	9	(2,437)	11,277	Jan. 1998
Industrial facilities in Thurmont, MD and Farmington, NY	-	729	6,093	-	(158)	6,664	Jan. 1998
Industrial facilities in Irving and Houston, TX	20,118	-	27,599	-	(3,897)	23,702	Jan. 1998
Retail facilities in Farmington, CT and Braintree, MA	3,010	-	8,761	-	-	8,761	Sep. 2012
Education facilities in Chandler and Tucson, AZ; Alhambra, Chino, Garden Grove, and Tustin, CA; Naperville, IL; Westland and Canton, MI; and Carrollton, Duncansville, and Lewisville, TX	-	-	7,840	-	-	7,840	Sep. 2012
Industrial facility in Owingsville, KY	113	309	5,741	-	(88)	5,962	Sep. 2012
Retail facility in Freehold, NJ	6,515	-	17,067	-	(12)	17,055	Sep. 2012
Office facilities in Corpus Christi, Odessa, San Marcos, and Waco, TX	5,313	2,089	14,211	-	(102)	16,198	Sep. 2012
Retail facilities in Osnabruck, Borken, Bunde, Arnstadt, Dorsten, Duisburg, Freiberg, Leimbach-Kaiserro, Monheim, Oberhausen, Rodewisch, Sankt Augustin, Schmalkalden, Stendal, Wuppertal, and Monheim, Germany	87,982	28,734	145,854	-	4,837	179,425	Sep. 2012
Warehouse/distribution facility in Birmingham, United Kingdom	10,903	2,147	12,357	-	117	14,621	Sep. 2012
Warehouse/distribution facilities in Mesquite, TX	6,905	2,851	15,899	-	(38)	18,712	Sep. 2012
Industrial facility in Rochester, MN	5,211	881	17,039	-	39	17,959	Sep. 2012
Office facility in Irvine, CA	6,792	-	17,027	-	(19)	17,008	Sep. 2012
Sports facility in Memphis, TN	1,890	-	4,823	-	(33)	4,790	Sep. 2012
Industrial facility in Brownwood, TX	-	722	6,268	-	-	6,990	Sep. 2012
Education facility in Glendale Heights, IL	-	-	3,009	-	-	3,009	Sep. 2012
	$154,951	$38,916	$339,255	$9	$(2,175)	$376,005

W. P. Carey 2012 10-K — 125

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION (Continued)

December 31, 2012
(in thousands)

													Life on which
													Depreciation
		Initial Cost to Company			Costs Capitalized	Decrease	Gross Amount at which Carried at Close of Period (c)						in Latest Statement of
Description	Encumbrances	Land	Buildings	Personal Property	Subsequent to Acquisition (a)	in Net Investments (b)	Land	Buildings	Personal Property	Total	Accumulated Depreciation (c)	Date Acquired	Income is Computed
Operating Real Estate:
Hotel in Livonia, MI	$-	$2,765	$11,087	$3,816	$18,733	$(20,440)	$892	$5,556	$9,513	$15,961	$10,961	Jan. 1998	7-40 yrs.
Self-storage facilities in Taunton, North Andover, North Billerica, and Brockton, MA	9,532	4,300	12,274	-	254	(478)	4,300	12,050	-	16,350	2,036	Dec. 2006	25-40 yrs.
Self-storage facility in Newington, CT	2,073	520	2,973	-	241	(121)	520	3,093	-	3,613	468	Dec. 2006	40 yrs.
Self-storage facility in Killeen, TX	3,226	1,230	3,821	-	339	(179)	1,230	3,981	-	5,211	648	Dec. 2006	30 yrs.
Self-storage facility in Rohnert Park, CA	3,108	1,761	4,989	-	40	-	1,761	5,029	-	6,790	748	Jan. 2007	40 yrs.
Self-storage facility in Fort Worth, TX	2,150	1,030	4,176	-	33	-	1,030	4,209	-	5,239	626	Jan. 2007	40 yrs.
Self-storage facility in Augusta, GA	1,876	970	2,442	-	48	-	970	2,490	-	3,460	367	Feb. 2007	39 yrs.
Self-storage facility in Garland, TX	1,435	880	3,104	-	57	-	880	3,161	-	4,041	461	Feb. 2007	40 yrs.
Self-storage facility in Lawrenceville, GA	2,314	1,410	4,477	-	82	-	1,411	4,558	-	5,969	717	Mar. 2007	37 yrs.
Self-storage facility in Fairfield, OH	1,824	540	2,640	-	19	-	540	2,659	-	3,199	508	Apr. 2007	30 yrs.
Self-storage facility in Tallahassee, FL	3,629	850	5,736	-	7	-	850	5,743	-	6,593	809	Apr. 2007	40 yrs.
Self-storage facility in Lincolnshire, IL	1,955	1,477	1,519	-	96	-	1,477	1,615	-	3,092	220	Jul. 2010	18 yrs.
Self-storage facility in Chicago, IL	1,683	823	912	-	627	-	823	1,539	-	2,362	278	Jul. 2010	15 yrs.
Self-storage facility in Chicago, IL	1,411	700	733	-	556	-	700	1,289	-	1,989	223	Jul. 2010	15 yrs.
Self-storage facility in Bedford Park, IL	1,713	809	1,312	-	200	-	809	1,512	-	2,321	196	Jul. 2010	20 yrs.
Self-storage facility in Bentonville, AR	2,024	1,050	1,323	-	22	-	1,050	1,345	-	2,395	131	Sep. 2010	24 yrs.
Self-storage facility in Tallahassee, FL	3,848	570	3,447	-	30	-	570	3,477	-	4,047	262	Sep. 2010	30 yrs.
Self-storage facility in Pensacola, FL	1,801	560	2,082	-	5	-	560	2,087	-	2,647	156	Sep. 2010	30 yrs.
Self-storage facility in Chicago, IL	2,081	1,785	2,616	-	23	-	1,785	2,639	-	4,424	178	Oct. 2010	32 yrs.
	$47,683	$24,030	$71,663	$3,816	$21,412	$(21,218)	$22,158	$68,032	$9,513	$99,703	$19,993

W. P. Carey 2012 10-K — 126

W. P. CAREY INC.

NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

(a)           Consists of the cost of improvements and acquisition costs subsequent to acquisition, including legal fees, appraisal fees, title costs, other related professional fees and purchases of furniture, fixtures, equipment and improvements at the hotel properties. For business combinations, transaction costs are excluded.

(b)          The increase (decrease) in net investment is primarily due to (i) the amortization of unearned income from net investment in direct financing leases, which produces a periodic rate of return that at times may be greater or less than lease payments received, (ii) sales of properties, (iii) impairment charges, and (iv) changes in foreign currency exchange rates.

(c)           Reconciliation of real estate and accumulated depreciation (see below):

	Reconciliation of Real Estate Subject to
	Operating Leases
	Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	$646,482	$560,592	$525,607
Additions	1,777,443	107,484	67,787
Dispositions	(75,548)	(22,106)	(18,896)
Foreign currency translation adjustment	13,263	(1,837)	(2,142)
Reclassification from (to) equity investment, direct financing lease, intangible assets or assets held for sale	(17,681)	20,105	1,790
Deconsolidation of real estate asset	-	(5,938)	-
Impairment charges	(12,346)	(11,818)	(13,554)
Balance at end of year	$2,331,613	$646,482	$560,592

	Reconciliation of Accumulated Depreciation for
	Real Estate Subject to Operating Leases
	Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	$118,054	$108,032	$100,247
Depreciation expense	24,302	15,179	13,437
Dispositions	(22,947)	(5,785)	(5,000)
Foreign currency translation adjustment	358	(396)	(839)
Reclassification from (to) equity investment, direct financing lease, intangible assets or assets held for sale	(3,692)	2,339	187
Deconsolidation of real estate asset	-	(1,315)	-
Balance at end of year	$116,075	$118,054	$108,032

	Reconciliation of Operating Real Estate
	Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	$109,875	$109,851	$85,927
Additions/capital expenditures	295	24	23,924
Impairment charges	(10,467)	-	-
Balance at end of year	$99,703	$109,875	$109,851

	Reconciliation of Accumulated Depreciation for
	Operating Real Estate
	Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	$17,121	$14,280	$12,039
Depreciation expense	2,872	2,841	2,241
Balance at end of year	$19,993	$17,121	$14,280

At December 31, 2012, the aggregate cost of real estate that we and our consolidated subsidiaries own for federal income tax purposes was approximately $2.6 billion.

W. P. Carey 2012 10-K — 127

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2012, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2012 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting at December 31, 2012. In making this assessment, we used the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, at December 31, 2012, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

W. P. Carey 2012 10-K — 128

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) and (2) — Financial statements and schedules — see index to financial statements and schedules included in Item 8.

Other Financial Statements:

Corporate Property Associates 16 – Global Incorporated (Incorporated by reference to Item 8 of the Annual Report on Form 10-K filed February 26, 2013 by Corporate Property Associates 16 – Global Incorporated)

(3)      Exhibits:

The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement	Filed herewith
3.2	Amended and Restated Bylaws	Filed herewith
4.1	Form of Common Stock Certificate	Filed herewith
10.1	W. P. Carey Inc. (formerly W. P. Carey & Co. LLC) 1997 Non-Employee Directors’ Incentive Plan, as amended *

Incorporated by reference to Schedule 14A filed April 30, 2007 (File No. 001-13779), adopted by W. P. Carey Inc. via post-effective amendment No. 1 to Form S-8 filed on October 1, 2012 (File No. 333-64549)

W. P. Carey 2012 10-K — 129

Exhibit No.	Description	Method of Filing
10.2	W. P. Carey Inc. (formerly W. P. Carey & Co. LLC) 1997 Share Incentive Plan, as amended *

Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 7, 2009 (File No. 001-13779), adopted by W. P. Carey Inc. via post-effective amendment No. 1 to Form S-8 filed on October 1, 2012 (File No. 333-90880)

10.3	W. P. Carey Inc. (formerly W. P. Carey & Co. LLC) Long-Term Incentive Program as amended and restated effective as of September 28, 2012	Filed herewith
10.4	W. P. Carey Inc. Amended and Restated Deferred Compensation Plan for Employees *	Filed herewith
10.5	W. P. Carey Inc. Share Incentive Plan, as amended and restated (the “2009 Share Incentive Plan”) *	Incorporated by reference to Exhibit 99.1 to post-effective amendment No. 1 to Form S-8 filed on October 1, 2012 (File No. 333-160078)
10.6	Form of Share Option Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009
10.7	Form of Restricted Share Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009
10.8	Form of Restricted Share Unit Agreement under the 2009 Share Incentive Plan *	Filed herewith
10.9	Form of Long-Term Performance Share Unit Award Agreement under the 2009 Share Incentive Plan *	Filed herewith
10.10	W. P. Carey Inc. 2009 Non-Employee Directors’ Incentive Plan, as amended and restated (the “2009 Directors Plan”) *	Incorporated by reference to Exhibit 99.2 to post-effective amendment No. 1 to Form S-8 filed on October 1, 2012 (File No. 333-160079)
10.11	Form of Restricted Share Unit Agreement under the 2009 Directors Plan *	Filed herewith
10.12	Amended and Restated Advisory Agreement, dated as of September 28, 2012 among Corporate Property Associates 16 — Global Incorporated, CPA 16 LLC and Carey Asset Management Corp.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 8, 2012
10.13	Asset Management Agreement, dated May 2, 2011, by and among W. P. Carey & Co. B.V., Corporate Property Associates 16 – Global Incorporated and CPA 16 LLC	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed August 9, 2011
10.14	Amended and Restated Advisory Agreement dated as of September 28, 2012 among Corporate Property Associates 17 – Global Incorporated, CPA:17 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 8, 2012
10.15	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 17 – Global Incorporated, CPA:17 Limited Partnership and W. P. Carey & Co. B. V.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 8, 2008
10.16	Advisory Agreement dated September 15, 2010 between Carey Watermark Investors Incorporated, CWI OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 5, 2010

W. P. Carey 2012 10-K — 130

Exhibit No.	Description	Method of Filing
10.17

Agreement and Plan of Merger dated as of February 17, 2012, by and between Corporate Property Associates 15 Incorporated, CPA 15 Holdco, Inc., W. P. Carey & Co. LLC, W. P. Carey REIT, Inc., CPA 15 Merger Sub Inc., a subsidiary of W. P. Carey REIT, Inc. (subsequently renamed W. P. Carey Inc.), and, for the limited purposes set forth therein, Carey Asset Management Corp. and W. P. Carey & Co. B.V., each a subsidiary of W. P. Carey & Co. LLC

Incorporated by reference to the Current Report on Form 8-K filed February 21, 2012
10.18	Agreement and Plan of Merger Agreement dated as of February 17, 2012, by and among W. P. Carey & Co. LLC and W. P. Carey REIT, Inc. (subsequently renamed W. P. Carey Inc.)	Incorporated by reference to the Current Report on Form 8-K filed February 21, 2012
10.19

Amended and Restated Credit Agreement dated as of February 17, 2012, by and among the Borrowers set forth therein, W. P. Carey & Co. LLC as guarantor, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent

Incorporated by reference to the Current Report on Form 8-K filed February 21, 2012
10.20	Employment Agreement, originally effective as of March 1, 2012 and amended and restated effective as of February 25, 2013, between the Company and Trevor P. Bond *	Filed herewith
10.21	Employment Agreement dated as of November 13, 2012, by and among the Company and Catherine D. Rice *	Filed herewith
10.22	Voting Agreement dated as of July 23, 2012, by and among W. P. Carey & Co. LLC, W. P. Carey, Inc., the Estate of William Polk Carey and W. P. Carey & Co., Inc.	Incorporated by reference to Current Report on Form 8-K filed July 24, 2012
10.23	Share Purchase Agreement dated as of July 23, 2012, by and among W. P. Carey & Co. LLC, W. P. Carey, Inc., the Estate of William Polk Carey and W. P. Carey & Co., Inc.	Incorporated by reference to Current Report on Form 8-K filed July 24, 2012
10.24	Registration Rights Agreement dated as of July 23, 2012, by and among W. P. Carey & Co. LLC, W. P. Carey, Inc., the Estate of William Polk Carey and W. P. Carey & Co., Inc.	Incorporated by reference to Current Report on Form 8-K filed July 24, 2012
10.25	Common Stock Purchase Agreement dated October 19, 2012	Incorporated by reference to Current Report on Form 8-K filed October 22, 2012
10.26	Share Purchase Agreement between Coolidge Investment Partners, L.P., as Seller, and CIP Acquisition Incorporated, as Buyer	Incorporated by reference to Current Report on Form 8-K filed September 25, 2012
21.1	List of Registrant Subsidiaries	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Director and Officer Indemnification Policy	Filed herewith

W. P. Carey 2012 10-K — 131

Exhibit No.	Description	Method of Filing
101

The following materials from W. P. Carey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and 2011, (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (vi) Notes to Consolidated Financial Statements, (vii) Schedule III – Real Estate and Accumulated Depreciation, and (viii) Notes to Schedule III.

Filed herewith

__________

*                       The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b)(10)(iii) of SEC Regulation S-K.

W. P. Carey 2012 10-K — 132

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.
Date: February 26, 2013
	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Trevor P. Bond	Director and Chief Executive Officer	February 26, 2013
Trevor P. Bond	(Principal Executive Officer)

/s/ Mark J. DeCesaris	Director and Chief Financial Officer	February 26, 2013
Mark J. DeCesaris	(Principal Financial Officer)

/s/ Hisham A. Kader	Chief Accounting Officer	February 26, 2013
Hisham A. Kader	(Principal Accounting Officer)

/s/ Benjamin H. Griswold, IV	Chairman of the Board and Director	February 26, 2013
Benjamin H. Griswold, IV

/s/ Francis J. Carey	Director	February 26, 2013
Francis J. Carey

/s/ Nathaniel S. Coolidge	Director	February 26, 2013
Nathaniel S. Coolidge

/s/ Eberhard Faber IV	Director	February 26, 2013
Eberhard Faber IV

/s/ Axel K.A. Hansing	Director	February 26, 2013
Axel K.A. Hansing

/s/ Dr. Karsten von Köller	Director	February 26, 2013
Dr. Karsten von Köller

/s/ Richard C. Marston	Director	February 26, 2013
Richard C. Marston

/s/ Robert E. Mittelstaedt	Director	February 26, 2013
Robert E. Mittelstaedt

/s/ Nicolaas J.M. van Ommen	Director	February 26, 2013
Nicolaas J.M. van Ommen

/s/ Charles E. Parente	Director	February 26, 2013
Charles E. Parente

/s/ Reginald Winssinger	Director	February 26, 2013
Reginald Winssinger

W. P. Carey 2012 10-K — 133

EXHIBIT INDEX

The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement	Filed herewith
3.2	Amended and Restated Bylaws	Filed herewith
4.1	Form of Common Stock Certificate	Filed herewith
10.1	W. P. Carey Inc. (formerly W. P. Carey & Co. LLC) 1997 Non-Employee Directors’ Incentive Plan, as amended *

Incorporated by reference to Schedule 14A filed April 30, 2007 (File No. 001-13779), adopted by W. P. Carey Inc. via post-effective amendment No. 1 to Form S-8 filed on October 1, 2012 (File No. 333-64549)

10.2	W. P. Carey Inc. (formerly W. P. Carey & Co. LLC) 1997 Share Incentive Plan, as amended *

Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 7, 2009 (File No. 001-13779), adopted by W. P. Carey Inc. via post-effective amendment No. 1 to Form S-8 filed on October 1, 2012 (File No. 333-90880)

10.3	W. P. Carey Inc. (formerly W. P. Carey & Co. LLC) Long-Term Incentive Program as amended and restated effective as of September 28, 2012	Filed herewith
10.4	W. P. Carey Inc. Amended and Restated Deferred Compensation Plan for Employees *	Filed herewith
10.5	W. P. Carey Inc. Share Incentive Plan, as amended and restated (the “2009 Share Incentive Plan”) *	Incorporated by reference to Exhibit 99.1 to post-effective amendment No. 1 to Form S-8 filed on October 1, 2012 (File No. 333-160078)
10.6	Form of Share Option Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009
10.7	Form of Restricted Share Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009
10.8	Form of Restricted Share Unit Agreement under the 2009 Share Incentive Plan *	Filed herewith
10.9	Form of Long-Term Performance Share Unit Award Agreement under the 2009 Share Incentive Plan *	Filed herewith
10.10	W. P. Carey Inc. 2009 Non-Employee Directors’ Incentive Plan, as amended and restated (the “2009 Directors Plan”) *	Incorporated by reference to Exhibit 99.2 to post-effective amendment No. 1 to Form S-8 filed on October 1, 2012 (File No. 333-160079)
10.11	Form of Restricted Share Unit Agreement under the 2009 Directors Plan *	Filed herewith
10.12	Amended and Restated Advisory Agreement, dated as of September 28, 2012 among Corporate Property Associates 16 — Global Incorporated, CPA 16 LLC and Carey Asset Management Corp.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 8, 2012
10.13	Asset Management Agreement, dated May 2, 2011, by and among W. P. Carey & Co. B.V., Corporate Property Associates 16 – Global Incorporated and CPA 16 LLC	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed August 9, 2011
10.14	Amended and Restated Advisory Agreement dated as of September 28, 2012 among Corporate Property Associates 17 – Global Incorporated, CPA:17 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 8, 2012

W. P. Carey 2012 10-K — 134

Exhibit No.	Description	Method of Filing
10.15	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 17 – Global Incorporated, CPA:17 Limited Partnership and W. P. Carey & Co. B. V.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 8, 2008
10.16	Advisory Agreement dated September 15, 2010 between Carey Watermark Investors Incorporated, CWI OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 5, 2010
10.17

Agreement and Plan of Merger dated as of February 17, 2012, by and between Corporate Property Associates 15 Incorporated, CPA 15 Holdco, Inc., W. P. Carey & Co. LLC, W. P. Carey REIT, Inc., CPA 15 Merger Sub Inc., a subsidiary of W. P. Carey REIT, Inc. (subsequently renamed W. P. Carey Inc.), and, for the limited purposes set forth therein, Carey Asset Management Corp. and W. P. Carey & Co. B.V., each a subsidiary of W. P. Carey & Co. LLC

Incorporated by reference to the Current Report on Form 8-K filed February 21, 2012
10.18	Agreement and Plan of Merger Agreement dated as of February 17, 2012, by and among W. P. Carey & Co. LLC and W. P. Carey REIT, Inc. (subsequently renamed W. P. Carey Inc.)	Incorporated by reference to the Current Report on Form 8-K filed February 21, 2012
10.19

Amended and Restated Credit Agreement dated as of February 17, 2012, by and among the Borrowers set forth therein, W. P. Carey & Co. LLC as guarantor, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent

Incorporated by reference to the Current Report on Form 8-K filed February 21, 2012
10.20	Employment Agreement, originally effective as of March 1, 2012 and amended and restated effective as of February 25, 2013, between the Company and Trevor P. Bond *	Filed herewith
10.21	Employment Agreement dated as of November 13, 2012, by and among the Company and Catherine D. Rice *	Filed herewith
10.22	Voting Agreement dated as of July 23, 2012, by and among W. P. Carey & Co. LLC, W. P. Carey, Inc., the Estate of William Polk Carey and W. P. Carey & Co., Inc.	Incorporated by reference to Current Report on Form 8-K filed July 24, 2012
10.23	Share Purchase Agreement dated as of July 23, 2012, by and among W. P. Carey & Co. LLC, W. P. Carey, Inc., the Estate of William Polk Carey and W. P. Carey & Co., Inc.	Incorporated by reference to Current Report on Form 8-K filed July 24, 2012
10.24	Registration Rights Agreement dated as of July 23, 2012, by and among W. P. Carey & Co. LLC, W. P. Carey, Inc., the Estate of William Polk Carey and W. P. Carey & Co., Inc.	Incorporated by reference to Current Report on Form 8-K filed July 24, 2012
10.25	Common Stock Purchase Agreement dated October 19, 2012	Incorporated by reference to Current Report on Form 8-K filed October 22, 2012
10.26	Share Purchase Agreement between Coolidge Investment Partners, L.P., as Seller, and CIP Acquisition Incorporated, as Buyer	Incorporated by reference to Current Report on Form 8-K filed September 25, 2012
21.1	List of Registrant Subsidiaries	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

W. P. Carey 2012 10-K — 135

Exhibit No.	Description	Method of Filing
99.1	Director and Officer Indemnification Policy	Filed herewith
101

The following materials from W. P. Carey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and 2011, (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (vi) Notes to Consolidated Financial Statements, (vii) Schedule III – Real Estate and Accumulated Depreciation, and (viii) Notes to Schedule III.

Filed herewith

__________

*                       The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b)(10)(iii) of SEC Regulation S-K.

W. P. Carey 2012 10-K — 136