Form 10-Q
period 2013-03-31
W. P. Carey Inc.
filed 2013-05-07
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Registrant has 68,145,288 shares of common stock, $0.001 par value, outstanding at April 26, 2013.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on February 26, 2013 (the “2012 Annual Report”). Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

Additionally, a description of our critical accounting estimates is included in the MD&A section of our 2012 Annual Report. There has been no significant change in our critical accounting estimates. All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1, Financial Statements (Unaudited).

W. P. Carey 3/31/2013 10-Q — 1

PART I

Item 1. Financial Statements

W. P. CAREY INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entities (“VIEs”) of $78,745 and $78,745, respectively)	$2,373,912	$2,334,488
Operating real estate, at cost	98,690	99,703
Accumulated depreciation (inclusive of amounts attributable to consolidated VIEs of $16,648 and $16,110, respectively)	(150,207)	(136,068)
Net investments in properties	2,322,395	2,298,123
Net investments in direct financing leases (inclusive of amounts attributable to consolidated VIEs of $23,900 and $23,921, respectively)	364,078	376,005
Assets held for sale	1,505	1,445
Equity investments in real estate and the Managed REITs	564,092	565,626
Net investments in real estate	3,252,070	3,241,199
Cash (inclusive of amounts attributable to consolidated VIEs of $10 and $17, respectively)	111,564	123,904
Due from affiliates	34,625	36,002
Goodwill	328,474	329,132
In-place lease, net (inclusive of amounts attributable to consolidated VIEs of $3,707 and $3,823, respectively)	468,132	447,278
Above-market rent, net (inclusive of amounts attributable to consolidated VIEs of $2,716 and $2,773, respectively)	267,845	279,885
Other intangible assets, net (inclusive of amounts attributable to consolidated VIEs of $287 and $297, respectively)	10,484	10,200
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $4,733 and $4,232, respectively)	136,420	141,442
Total assets	$4,609,614	$4,609,042

Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of amounts attributable to consolidated VIEs of $30,040 and $30,326, respectively)	$1,695,335	$1,715,397
Senior credit facility	298,000	253,000
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to consolidated VIEs of $7,656 and $7,659, respectively) (Note 3)	317,520	265,132
Income taxes, net	20,847	24,959
Distributions payable	57,128	45,700
Total liabilities	2,388,830	2,304,188
Redeemable noncontrolling interest	7,404	7,531
Redeemable securities - related party (Note 3)	-	40,000
Commitments and contingencies (Note 11)
Equity:
W. P. Carey stockholders’ equity:
Common stock, $0.001 par value, 450,000,000 shares authorized; 69,178,667 and 68,901,933 shares issued and outstanding, respectively	69	69
Preferred stock, $0.001 par value, 50,000,000 shares authorized; None issued	-	-
Additional paid-in capital	2,184,387	2,175,820
Distributions in excess of accumulated earnings	(218,191)	(172,182)
Deferred compensation obligation	13,411	8,358
Accumulated other comprehensive loss	(9,414)	(4,649)
Less, treasury stock at cost, 416,408 and 416,408 shares, respectively	(20,270)	(20,270)
Total W. P. Carey stockholders’ equity	1,949,992	1,987,146
Noncontrolling interests	263,388	270,177
Total equity	2,213,380	2,257,323
Total liabilities and equity	$4,609,614	$4,609,042

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2013 10-Q — 2

W. P. CAREY INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues
Lease revenues:
Rental income	$65,785	$14,652
Interest income from direct financing leases	9,512	2,126
Total lease revenues	75,297	16,778
Asset management revenue from affiliates	10,015	15,602
Structuring revenue from affiliates	6,342	7,638
Dealer manager fees	1,223	3,787
Reimbursed costs from affiliates	11,968	18,737
Other real estate income	8,541	5,772
	113,386	68,314
Operating Expenses
General and administrative	28,973	26,909
Reimbursable costs	11,968	18,737
Depreciation and amortization	30,876	6,463
Property expenses	5,152	2,072
Other real estate expenses	2,734	2,499
Impairment charges	3,279	-
	82,982	56,680
Other Income and Expenses
Other interest income	370	503
Net income from equity investments in real estate and the Managed REITs	10,656	13,986
Other income and (expenses)	1,091	306
Interest expense	(26,906)	(7,280)
	(14,789)	7,515
Income from continuing operations before income taxes	15,615	19,149
Benefit from (provision for) income taxes	1,233	(1,695)
Income from continuing operations	16,848	17,454
Discontinued Operations
(Loss) income from operations of discontinued properties	(148)	120
Loss on sale of real estate	(931)	(181)
Gain on extinguishment of debt	70	-
Impairment charges	-	(5,724)
Loss from discontinued operations, net of tax	(1,009)	(5,785)
Net Income	15,839	11,669
Net (income) loss attributable to noncontrolling interests	(1,708)	578
Add: Net loss attributable to redeemable noncontrolling interest	50	43
Net Income Attributable to W. P. Carey	$14,181	$12,290

Basic Earnings Per Share
Income from continuing operations attributable to W. P. Carey	$0.21	$0.44
Loss from discontinued operations attributable to W. P. Carey	(0.01)	(0.14)
Net income attributable to W. P. Carey	$0.20	$0.30

Diluted Earnings Per Share
Income from continuing operations attributable to W. P. Carey	$0.21	$0.44
Loss from discontinued operations attributable to W. P. Carey	(0.01)	(0.14)
Net income attributable to W. P. Carey	$0.20	$0.30

Weighted Average Shares Outstanding
Basic	68,967,209	40,037,496
Diluted	69,975,293	40,487,652

Amounts Attributable to W. P. Carey
Income from continuing operations, net of tax	$15,190	$18,075
Loss from discontinued operations, net of tax	(1,009)	(5,785)
Net income attributable to W. P. Carey	$14,181	$12,290
Distributions Declared Per Share	$0.820	$0.565

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2013 10-Q — 3

W. P. CAREY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2013	2012
Net Income	$15,839	$11,669
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(9,752)	2,518
Realized and unrealized gain on derivative instruments	3,175	356
Change in unrealized depreciation on marketable securities	-	(3)
	(6,577)	2,871
Comprehensive Income	9,262	14,540

Amounts Attributable to Noncontrolling Interests
Net (income) loss	(1,708)	578
Foreign currency translation adjustments	1,789	(331)
Comprehensive loss attributable to noncontrolling interests	81	247

Amounts Attributable to Redeemable Noncontrolling Interest
Net loss	50	43
Foreign currency translation adjustments	23	(9)
Comprehensive income attributable to redeemable noncontrolling interest	73	34
Comprehensive Income Attributable to W. P. Carey	$9,416	$14,821

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2013 10-Q — 4

W. P. CAREY INC.

CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2013 and the Year Ended December 31, 2012

(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
					Distributions		Accumulated
	Common Stock			Additional	in Excess of	Deferred	Other		Total
	No Par Value	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	Treasury	W. P. Carey	Noncontrolling
	Shares	Shares	Amount	Capital	Earnings	Obligation	Loss	Stock	Stockholders	Interests	Total
Balance at January 1, 2012	39,729,018	-	$-	$779,071	$(95,046)	$7,063	$(8,507)	$-	$682,581	$33,821	$716,402
Exchange of shares of W. P. Carey & Co. LLC for shares of W. P. Carey Inc. in connection with the Merger	(39,834,827)	39,834,827	40	(40)	-	-	-	-	-	-	-
Shares issued to stockholders of CPA®:15 in connection with the Merger	-	28,170,643	28	1,380,333	-	-	-	-	1,380,361	-	1,380,361
Purchase of noncontrolling interests in connection with the Merger	-	-	-	(154)	-	-	-	-	(154)	237,513	237,359
Reclassification of Estate shareholders shares	-	-	-	(40,000)	-	-	-	-	(40,000)	-	(40,000)
Exercise of stock options and employee purchase under the employee share purchase plan	30,993	13,768	-	1,553	-	-	-	-	1,553	-	1,553
Cash proceeds on issuance of shares to third party, net	-	937,500	1	44,999	-	-	-	-	45,000	-	45,000
Grants issued in connection with services rendered	427,425	3,822	-	-	-	-	-	-	-	-	-
Shares issued under share incentive plans	238,728	27,044	-	646	-	-	-	-	646	-	646
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	-	3,291	3,291
Forfeitures of shares	(29,919)	-	-	-	-	-	-	-	-	-	-
Windfall tax benefits - share incentive plans	-	-	-	10,185	-	-	-	-	10,185	-	10,185
Stock-based compensation expense	-	-	-	25,067	-	971	-	-	26,038	-	26,038
Redemption value adjustment	-	-	-	(840)	-	-	-	-	(840)	-	(840)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(6,649)	(6,649)
Distributions declared ($2.44 per share)	-	-	-	-	(139,268)	324	-	-	(138,944)	-	(138,944)
Purchase of treasury stock from related parties (Note 3)	(561,418)	(416,408)	-	-	-	-	-	(45,270)	(45,270)	-	(45,270)
Cancellation of shares	-	(85,671)	-	(25,000)	-	-	-	25,000	-	-	-
Net income	-	-	-	-	62,132	-	-	-	62,132	607	62,739
Other comprehensive loss:
Foreign currency translation adjustments	-	-	-	-	-	-	6,127	-	6,127	1,594	7,721
Unrealized loss on derivative instruments	-	-	-	-	-	-	(2,262)	-	(2,262)	-	(2,262)
Change in unrealized appreciation on marketable securities	-	-	-	-	-	-	(7)	-	(7)	-	(7)
Balance at December 31, 2012	-	68,485,525	69	2,175,820	(172,182)	8,358	(4,649)	(20,270)	1,987,146	270,177	2,257,323
Cash proceeds from exercise of stock options	-	778	-	25	-	-	-	-	25	-	25
Shares issued under share incentive plans	-	275,956	-	(6,855)	-	-	-	-	(6,855)	-	(6,855)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	-	2,463	2,463
Windfall tax benefits - share incentive plans	-	-	-	10,764	-	-	-	-	10,764	-	10,764
Stock-based compensation expense	-	-	-	4,633	-	4,516	-	-	9,149	-	9,149
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(9,181)	(9,181)
Distributions declared ($0.82 per share)	-	-	-	-	(60,190)	537	-	-	(59,653)	-	(59,653)
Foreign currency translation	-	-	-	-	-	-	-	-	-	10	10
Net income	-	-	-	-	14,181	-	-	-	14,181	1,708	15,889
Other comprehensive loss:
Foreign currency translation adjustments	-	-	-	-	-	-	(7,940)	-	(7,940)	(1,789)	(9,729)
Unrealized gain on derivative instruments	-	-	-	-	-	-	3,175	-	3,175	-	3,175
Balance at March 31, 2013	-	68,762,259	$69	$2,184,387	$(218,191)	$13,411	$(9,414)	$(20,270)	$1,949,992	$263,388	$2,213,380

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2013 10-Q — 5

W. P. CAREY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash Flows — Operating Activities
Net income	$15,839	$11,669
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	33,803	7,881
Income from equity investments in real estate and the Managed REITs in excess of distributions received	(991)	(1,716)
Straight-line rent, financing lease adjustments and amortization of rent-related intangibles	4,459	(1,135)
Amortization of deferred revenue	(2,359)	(2,359)
Loss on sale of real estate	931	181
Unrealized gain on foreign currency transactions and other	(1,002)	(212)
Realized loss (gain) on foreign currency transactions and other	100	(75)
Management income received in shares of Managed REITs	(9,942)	(6,889)
Impairment charges	3,279	5,724
Stock-based compensation expense	9,149	5,261
Deferred acquisition revenue received	8,561	8,722
Increase in structuring revenue receivable	(1,437)	(3,916)
(Decrease) increase in income taxes, net	(4,144)	1,317
Increase in prepaid taxes	(15,721)	(6,980)
Net changes in other operating assets and liabilities	(23,050)	(21,533)
Net Cash Provided by (Used in) Operating Activities	17,475	(4,060)

Cash Flows — Investing Activities
Distributions received from equity investments in real estate and the Managed REITs in excess of equity income	11,955	7,370
Capital contributions to equity investments	(1,418)	(90)
Purchases of real estate	(71,131)	-
Capital expenditures	(1,826)	(1,481)
Proceeds from sale of real estate	11,065	2,422
Funds placed in escrow	(27,128)	(722)
Funds released from escrow	50,749	1,954
Other investing activities, net	-	11
Net Cash (Used in) Provided by Investing Activities	(27,734)	9,464

Cash Flows — Financing Activities
Distributions paid	(45,746)	(22,792)
Contributions from noncontrolling interests	2,463	750
Distributions paid to noncontrolling interests	(9,232)	(992)
Scheduled payments of mortgage principal	(102,612)	(2,357)
Proceeds from mortgage financing	99,000	-
Proceeds from senior credit facility	55,000	15,000
Repayments of senior credit facility	(10,000)	-
Payment of financing costs and mortgage deposits, net of deposits refunded	(570)	(75)
Funds placed in escrow	43	-
Proceeds from exercise of stock options	25	4,249
Payment of tax withholding liability related to stock-based compensation awards	-	(2,553)
Windfall tax benefit associated with stock-based compensation awards	10,764	4,597
Net Cash Used in Financing Activities	(865)	(4,173)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(1,216)	185
Net (decrease) increase in cash and cash equivalents	(12,340)	1,416
Cash and cash equivalents, beginning of period	123,904	29,297
Cash and cash equivalents, end of period	$111,564	$30,713

(Continued)

W. P. Carey 3/31/2013 10-Q — 6

W. P. CAREY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Continued)

Supplemental noncash investing and financing activities:

During the three months ended March 31, 2013, we reclassified $5.6 million of properties from Net investment in direct financing leases to Real estate in connection with the restructuring of two leases (Note 4).

During the first quarter of 2013, we declared distributions totaling $57.1 million, which were paid on April 15, 2013.

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2013 10-Q — 7

W. P. CAREY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business and Organization

W. P. Carey Inc. (“W. P. Carey” and, together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a real estate investment trust (“REIT”) that seeks to achieve superior, risk-adjusted returns by providing long-term net-lease financing via sale-leaseback and build-to-suit transactions for companies worldwide. We invest primarily in commercial properties domestically and internationally. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net leased basis, which requires each tenant to pay substantially all of the costs associated with operating and maintaining the property. We also earn revenue as the advisor to publicly-owned, non-listed REITs.

Since our founding in 1973, we have maintained a singular focus on providing investors with a steady source of income accompanied with capital preservation. Since 1979, we have sponsored a series of sixteen income-generating funds that invest in real estate, under the Corporate Property Associates brand name (the “CPA® REITs”). We are currently the advisor to Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”) and Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global”). We are also the advisor to Carey Watermark Investors Incorporated (“CWI” and, together with CPA®:16 – Global and CPA®:17 – Global, the “Managed REITs”), which invests in lodging and lodging-related properties.

We were formed as a corporation under the laws of Maryland on February 15, 2012. On September 28, 2012, Corporate Property Associates 15 Incorporated (“CPA®:15”) merged with and into us, with CPA®:15 surviving as an indirect, wholly-owned subsidiary of ours (the “Merger”). In connection with the Merger, W. P. Carey & Co. LLC (our “predecessor”), which was formed under the laws of Delaware on July 15, 1996, completed an internal reorganization whereby our predecessor and its subsidiaries merged with and into us with W. P. Carey as the surviving corporation, succeeding to and continuing to operate the existing business of our predecessor (“REIT Reorganization”). Upon completion of the Merger and the REIT Reorganization, the shares of our predecessor were delisted from the New York Stock Exchange (“NYSE”) and canceled, and our common stock became listed on the NYSE under the same symbol, “WPC.”

Primary Reportable Segments

Real Estate Ownership — We own and invest in commercial properties primarily in the United States (“U.S.”) and Europe that are leased to companies, primarily on a triple-net lease basis. At March 31, 2013, our portfolio was comprised of our full or partial ownership interest in 422 properties. Substantially all of these properties, totaling approximately 39.0 million square feet, were net leased to 124 tenants, with an occupancy rate of approximately 98.8%. Collectively, at March 31, 2013, the Managed REITs owned all or a portion of over 703 properties, including certain properties in which we have an ownership interest. Substantially all of these properties, totaling approximately 78.6 million square feet, were net leased to 211 tenants, with an average occupancy rate of approximately 98.4%.

We earn lease revenues from our wholly-owned and co-owned real estate investments. In addition, we generate equity income through our investments in the shares of the Managed REITs (Note 6). Through our special member interests in the operating partnerships of the Managed REITs, we also participate in their cash flows (Note 3). Lastly, we earn other real estate revenues through our investments in self-storage facilities and a hotel in the U.S.

Investment Management — We earn revenue as the advisor to the Managed REITs. Under the respective advisory agreements with each of the Managed REITs, we perform various services, including the day-to-day management of the Managed REITs and transaction-related services. We structure and negotiate investments and debt placement transactions for the Managed REITs, for which we earn structuring revenue, and manage their portfolios of real estate investments, for which we earn asset management revenue.

We generate acquisition revenue when we structure and negotiate investments and related financing for the Managed REITs. We may also be entitled, subject to the approval by the boards of directors of certain of the Managed REITs, to fees for structuring loan refinancings. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue. We earn ongoing asset management revenue from each Managed REIT, which is based on average invested assets and is calculated according to the advisory agreement for each Managed REIT. We may also earn revenue related to the disposition of properties, subject to subordination provisions, which will only be recognized as the relevant conditions are met. Such revenue may include subordinated disposition revenue when assets are sold as well as a percentage of the net cash proceeds distributable to stockholders from the disposition of properties, after recoupment by stockholders of their initial investment plus a specified preferred return. We may earn incentive or termination revenue in connection with providing liquidity to the stockholders of the Managed REITs, although these

W. P. Carey 3/31/2013 10-Q — 8

Notes to Consolidated Financial Statements

events do not occur every year. We will not receive a termination payment in circumstances where we receive subordinated incentive revenue.

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

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2012, which are included in the 2012 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. The unaudited consolidated financial statements included in this Report have been retrospectively adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation.

Basis of Consolidation

The consolidated financial statements reflect all of our accounts, including those of our majority-owned and/or controlled subsidiaries and our tenancy-in-common interests as described below. The portion of equity in a consolidated subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

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

We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Fixed price purchase and renewal options within a lease as well as certain decision-making rights within a loan can cause us to consider an entity a VIE. During the three months ended March 31, 2013, we did not identify any new VIEs.

Additionally, we own interests in single-tenant net leased properties leased to companies through noncontrolling interests in partnerships and limited liability companies that we do not control but over which we exercise significant influence. We account for these investments under the equity method of accounting. At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits.

In November 2012, we filed a registration statement with the SEC to sell up to $1.0 billion of common stock of Corporate Property Associates 18 – Global Incorporated (“CPA®:18 – Global”) in an initial public offering plus up to an additional $400.0 million of its common stock under a dividend reinvestment plan. Through March 31, 2013, the financial activity of CPA®:18 – Global, which had no significant assets, liabilities or operations, was included in our consolidated financial statements.

W. P. Carey 3/31/2013 10-Q — 9

Notes to Consolidated Financial Statements

New Accounting Requirements

The following Accounting Standards Updates (“ASUs”) promulgated by Financial Accounting Standards Board (“FASB”) are applicable to us as indicated:

ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities — In January 2013, the FASB issued an update to ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 of Topic 815 or subject to an enforceable master netting or similar arrangement. These amendments did not have a significant impact on our financial position or results of operations and are applicable to us for our interim and annual reports beginning in 2013 and shall be applied retrospectively.

ASU 2013-02, Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income — In February 2013, the FASB issued ASU 2013-02 requiring entities to disclose additional information about items reclassified out of accumulated other comprehensive income. This ASU impacts the form of our disclosures only, and is applicable to us for our interim and annual reports beginning in 2013 and shall be applied retrospectively. The related additional disclosures are located in Note 12.

ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date, a consensus of the FASB Emerging Issues Task Force — In February 2013, the FASB issued ASU 2013-04, which requires entities to measure obligations resulting from joint and several liability arrangements (in our case, tenancy-in-common arrangements, Note 6) for which the total amount of the obligation is fixed as the sum of the amount the entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. This ASU is applicable to us for our interim and annual reports beginning in 2014 and shall be applied retrospectively; however, we elected to adopt this ASU early in 2013 and it did not have a significant impact on our financial position or results of operations for any of the periods presented.

ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity — In March 2013, the FASB issued ASU 2013-05, which indicates that a cumulative translation adjustment (“CTA”) is attached to the parent’s investment in a foreign entity and should be released in a manner consistent with the derecognition guidance on investments in entities. Therefore, the entire amount of the CTA associated with the foreign entity would be released into earnings when there has been a sale of a foreign subsidiary or group of assets within a foreign subsidiary, a loss of a controlling financial interest upon deconsolidation of an investment in a foreign entity or a step acquisition in a foreign entity. This ASU will be applicable to us for derecognition transactions after December 31, 2013.

W. P. Carey 3/31/2013 10-Q — 10

Notes to Consolidated Financial Statements

Note 3. Agreements and Transactions with Related Parties

Advisory Agreements with the Managed REITs

We have advisory agreements with each of the Managed REITs pursuant to which we earn fees and are entitled to receive cash distributions. These agreements are scheduled to expire on September 30, 2013 unless otherwise renewed pursuant to their terms. The following table presents a summary of revenue earned and/or cash received from the Managed REITs included in the consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2013	2012
Asset management revenue	$10,015	$15,602
Structuring revenue	6,342	7,638
Dealer manager fees	1,223	3,787
Reimbursed costs from affiliates	11,968	18,737
Distributions of Available Cash	7,891	6,974
Deferred revenue earned	2,123	2,123
	$39,562	$54,861

	Three Months Ended March 31,
	2013	2012
CPA®:15	$-	$7,368
CPA®:16 – Global	13,924	13,124
CPA®:17 – Global	14,756	32,983
CWI	10,860	1,146
Other	22	240
	$39,562	$54,861

The following table presents a summary of Due from affiliates (in thousands):

	March 31, 2013	December 31, 2012
Deferred acquisition fees receivable	$21,530	$28,655
Reimbursable costs	5,640	1,457
Organization and offering costs	5,066	4,920
Accounts receivable	2,371	181
Asset management fee receivable	18	789
	$34,625	$36,002

The following table presents a summary of amounts due to affiliates, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated balance sheet (in thousands):

	March 31, 2013	December 31, 2012
Due to the Estate	$40,000	$-
Due to other affiliates	673	673
	$40,673	$673

Asset Management Revenue

We earn asset management revenue from each Managed REIT, which is based on average invested assets and is calculated according to the advisory agreement for each Managed REIT. For CPA®:15 prior to the Merger, this revenue generally totaled 1% per annum, with a portion of this revenue, or 0.5%, contingent upon the achievement of specific performance criteria. For CPA®:16 – Global, we earn asset management revenue of 0.5% of average invested assets. For CPA®:17 – Global, we earn asset management revenue ranging from 0.5% of average market value for long-term net leases and certain other types of real estate investments up to 1.75% of

W. P. Carey 3/31/2013 10-Q — 11

Notes to Consolidated Financial Statements

average equity value for certain types of securities. For CWI, we earn asset management revenue of 0.5% of the average market value of lodging-related investments. We also receive up to 10% of distributions of Available Cash, as defined in the respective advisory agreements, from the operating partnerships of each of the Managed REITs.

Under the terms of the advisory agreements, we may elect to receive cash or shares of stock for asset management revenue due from each Managed REIT. In 2013, we elected to receive all asset management revenue from each Managed REIT in its respective shares. For 2012, we elected to receive all asset management revenue from CPA®:15 prior to the Merger in cash, 50% of asset management revenue from CPA®:16 – Global in its shares with the remaining 50% payable in cash and all asset management revenue from CPA®:17 – Global and CWI in their respective shares.

Structuring Revenue

Under the terms of the advisory agreements, we earn revenue in connection with structuring and negotiating investments and related financing for the Managed REITs, which we call acquisition revenue. We may receive acquisition revenue of 4.5% of the total aggregate cost of long-term net lease investments made by each CPA® REIT. A portion of this revenue (generally 2.5%) is paid when the transaction is completed, while the remainder (generally 2%) is payable in annual installments ranging from three to eight years, provided the relevant CPA® REIT meets its performance criterion. For certain types of non-long term net lease investments acquired on behalf of CPA®:17 – Global, initial acquisition revenue may range from 0% to 1.75% of the equity invested plus the related acquisition revenue, with no deferred acquisition revenue being earned. For CWI, we earn initial acquisition revenue of 2.5% of the total investment cost of the properties acquired and loans originated by us not to exceed 6% of the aggregate contract purchase price of all investments and loans with no deferred acquisition revenue being earned. We may also be entitled, subject to the approval by the boards of directors of certain Managed REITs, to fees for structuring loan refinancings of up to 1% of the principal amount. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue.

Unpaid transaction fees, including accrued interest, are included in Due from affiliates in the consolidated financial statements. Unpaid transaction fees bear interest at annual rates ranging from 5% to 7%.

Reimbursed Costs from Affiliates and Dealer Manager Fees

The Managed REITs reimburse us for certain costs, primarily broker/dealer commissions paid on behalf of the Managed REITs and marketing and personnel costs. Since October 1, 2012, when advisory agreements with the CPA® REITs were amended, personnel costs are allocated based on the revenues of each of the CPA® REITs rather than the method utilized before that date, which involved an allocation of time charges incurred by our personnel for each of the CPA® REITs. In addition, we earned a selling commission of up to $0.65 per share sold and a dealer manager fee of up to $0.35 per share sold from CPA®:17 – Global through its public offering, which was terminated in January 2013. We also receive a selling commission of up to $0.70 per share sold and a dealer manager fee of up to $0.30 per share sold from CWI. We re-allow all or a portion of the dealer manager fees to selected dealers in the offerings. Dealer manager fees that are not re-allowed are classified as Dealer manager fees.

Pursuant to its advisory agreement, CWI is obligated to reimburse us for all organization costs and a portion of offering costs incurred in connection with its offering, up to a maximum amount (excluding selling commissions and the dealer manager fee) of 2% of the gross proceeds of its offering and distribution reinvestment plan. Through March 31, 2013, we have incurred organization and offering costs on behalf of CWI of approximately $7.9 million. However, at March 31, 2013, CWI was only obligated to reimburse us $4.6 million of these costs because of the 2% limitation described above, and $3.5 million had been reimbursed as of that date.

Distributions of Available Cash and Deferred Revenue Earned

We receive distributions of our proportionate share of earnings up to 10% of the Available Cash from the Managed REITs, as defined in the respective advisory agreements, from their operating partnerships. In connection with the merger in the second quarter of 2011 between Corporate Property Associates 14 Incorporated (“CPA®:14”) and CPA®:16 – Global, we acquired a special member interest in CPA®:16 – Global’s operating partnership. We initially recorded this special member interest at its fair value, which is amortized into earnings over the expected period of performance considering the estimated life of the entity. Cash distributions of our proportionate share of earnings from the CPA®:16 – Global and CPA®:17 – Global operating partnerships as well as deferred revenue earned from our special member interest in CPA®:16 – Global’s operating partnership are recorded as Income from equity investments in real estate and the Managed REITs within the Real Estate Ownership segment. We have not yet earned or received any distributions of our proportionate share of earnings from CWI’s operating partnership because CWI has not yet generated Available Cash.

W. P. Carey 3/31/2013 10-Q — 12

Notes to Consolidated Financial Statements

Other Transactions with Affiliates

Transactions with Estate of Wm. Polk Carey

As discussed in the 2012 Annual Report, we entered into a share purchase agreement with the Estate of Wm. Polk Carey and its affiliated entities (collectively, the “Estate”) pursuant to which we agreed to repurchase up to an aggregate amount of $85.0 million of our common stock beneficially owned by the Estate, in three transactions between August 6, 2012 and March 31, 2013. As of December 31, 2012, we completed two transactions totaling $45.0 million. On March 28, 2013, we received an irrevocable notice (the “Notice”) from the Estate to exercise the final sale option. Accordingly, as the Notice resulted in a fixed and determinable obligation at March 31, 2013, we reclassified $40.0 million from Redeemable securities – related party to Accounts payable, accrued expenses and other liabilities. On April 4, 2013, we repurchased 616,971 shares of our common stock for $40.0 million from the Estate at a price of $64.83 per share.

The following table presents a reconciliation of our Redeemable securities – related party (in thousands):

Three Months Ended
March 31, 2013
Balance - beginning of period	$40,000
Reclassification to a liability upon receipt of notice	(40,000)
Balance - end of period	$-

Merger with CPA®:15

On September 28, 2012, CPA®:15 merged with and into us with CPA®:15 surviving as an indirect, wholly-owned subsidiary. In the Merger, we acquired CPA®:15’s portfolio, which was comprised of full or partial ownership in 305 properties, substantially all of which were triple-net leased to 76 tenants, and totaled approximately 27.0 million square feet, with an occupancy rate of approximately 99%.

We accounted for the Merger as a business combination under the acquisition method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed, based upon their fair values. The fair values of the lease intangibles acquired were measured in a manner consistent with our purchase price allocation policy described in the 2012 Annual Report.

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

W. P. Carey 3/31/2013 10-Q — 13

Notes to Consolidated Financial Statements

Note 4. Net Investments in Properties

Real Estate

Real estate, which consists of land and buildings leased to others under operating leases and are carried at cost, is summarized as follows (in thousands):

	March 31, 2013	December 31, 2012
Land	$521,032	$509,530
Buildings	1,852,880	1,824,958
Less: Accumulated depreciation	(129,580)	(116,075)
	$2,244,332	$2,218,413

Real Estate Acquired — During the three months ended March 31, 2013, we entered into a domestic investment at a total cost of $72.4 million, including acquisition costs and net lease intangibles of $13.3 million (Note 7). We funded the investment in part with the escrowed proceeds of $25.3 million from a sale of property in December 2012 in an exchange transaction under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”), and non-recourse mortgage financing of $36.5 million.

Assets disposed of and reclassified as held-for-sale during the three months ended March 31, 2013 are discussed in Note 13. Impairment charges recognized on these properties are discussed in Note 8. During this period, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro at March 31, 2013 decreased by 3.0% to $1.2821 from $1.3218 at December 31, 2012. The impact of this strengthening was a $15.3 million decrease in Real estate from December 31, 2012 to March 31, 2013. In connection with restructuring two leases, we reclassified $5.6 million of properties from Net investment in direct financing leases to Real estate during the quarter ended March 31, 2013 (Note 5).

Operating Real Estate

Operating real estate, which consists of our investments in 21 self-storage properties through Carey Storage Management LLC (“Carey Storage”) and our Livho Inc. (“Livho”) hotel subsidiary, at cost, is summarized as follows (in thousands):

	March 31, 2013	December 31, 2012
Land	$21,962	$22,158
Buildings	76,728	77,545
Less: Accumulated depreciation	(20,627)	(19,993)
	$78,063	$79,710

During the three months ended March 31, 2013, we recognized an impairment charge of $1.1 million on our hotel property to write down the property’s carrying value to its estimated fair value (Note 8).

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

Deferred Acquisition Fees Receivable

As described in Note 3, a portion of our structuring revenue is due in equal annual installments ranging from three to eight years, provided the CPA® REITs meet their respective performance criteria. Unpaid deferred installments, including accrued interest, from all of the CPA® REITs were included in Due from affiliates in the consolidated financial statements.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant defaults. At both March 31, 2013 and December 31, 2012, none of our finance receivables were past due and we had not established any allowances for credit losses. There were no modifications of finance receivables for the three months ended March 31,

W. P. Carey 3/31/2013 10-Q — 14

Notes to Consolidated Financial Statements

2013 or for the year ended December 31, 2012. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the first quarter of 2013. We believe the credit quality of our deferred acquisition fees receivable falls under category 1, as the CPA® REITs are expected to have the available cash to make such payments.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants at		Net Investments in Direct Financing Leases at
Internal Credit Quality Indicator	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
1	3	3	$46,386	$46,398
2	3	4	28,192	49,764
3	8	8	269,573	257,281
4	3	4	19,927	22,562
5	-	-	-	-
			$364,078	$376,005

During the three months ended March 31, 2013, we reclassified $5.6 million of properties from Net investment in direct financing leases to Real estate (Note 4) in connection with the restructuring of two leases.

Note 6. Equity Investments in Real Estate and the Managed REITs

We own interests in certain unconsolidated real estate investments and the Managed REITs. We account for our interests in these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments). The following table presents net income from equity investments in real estate and the Managed REITs, which represents our proportionate share of the income or losses of these investments as well as certain adjustments related to other-than-temporary impairment charges and amortization of basis differences related to purchase accounting adjustments (in thousands):

	Three Months Ended March 31,
	2013	2012
Equity earnings from equity investments in the Managed REITs	$22	$1,848
Other-than-temporary impairment charges on our special member interest in CPA®:16 – Global operating partnership	(2,684)	(298)
Distributions of Available Cash (Note 3)	7,891	6,974
Deferred revenue earned (Note 3)	2,123	2,123
Equity in net income from the Managed REITs	7,352	10,647
Equity in net earnings from other equity investments	3,304	3,339
Total net income from equity investments in real estate and the Managed REITs	$10,656	$13,986

Managed REITs

We own interests in the Managed REITs and account for these interests under the equity method because, as their advisor and through our ownership in their common stock, we do not exert control over, but we do have the ability to exercise significant influence on, the Managed REITs.

W. P. Carey 3/31/2013 10-Q — 15

Notes to Consolidated Financial Statements

The following table sets forth certain information about our investments in the Managed REITs (dollars in thousands):

	% of Outstanding Shares Owned at		Carrying Amount of Investment at
Fund	March 31, 2013	December 31, 2012	March 31, 2013 (a)	December 31, 2012
CPA®:16 – Global (b)	18.456%	18.330%	$294,339	$296,301
CPA®:16 – Global operating partnership (c)	0.015%	0.015%	14,220	17,140
CPA®:17 – Global (d)	1.429%	1.290%	43,368	38,977
CPA®:17 – Global operating partnership (e)	0.015%	0.015%	-	-
CWI	0.447%	0.400%	1,147	774
CWI operating partnership	0.015%	0.015%	(47)	(47)
			$353,027	$353,145

(a)         Includes asset management fees receivable, for which 171,808 shares, 175,316 shares and 15,236 shares of CPA®:16 – Global, CPA®:17 – Global and CWI, respectively, were issued during the second quarter of 2013.

(b)         We received distributions of $6.2 million and $6.0 million from this investment during the three months ended March 31, 2013 and 2012, respectively.

(c)          During the three months ended March 31, 2013 and 2012, we recognized other-than-temporary impairment charges of $2.7 million and $0.3 million, respectively, on this investment to reduce the carrying value of our interest in the investment to its estimated fair value (Note 8). In addition, we received distributions of $3.6 million and $4.3 million from this investment during the three months ended March 31, 2013 and 2012, respectively.

(d)         We received distributions of $0.6 million and $0.3 million from this investment during the three months ended March 31, 2013 and 2012, respectively.

(e)          We received distributions of $4.3 million and $2.7 million from this investment during the three months ended March 31, 2013 and 2012, respectively.

The following tables present preliminary combined summarized financial information for the Managed REITs. Certain prior year amounts have been retrospectively adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations. Amounts provided are expected total amounts attributable to the Managed REITs and do not represent our proportionate share (in thousands):

	March 31, 2013	December 31, 2012
Real estate, net	$6,193,018	$6,049,926
Other assets	2,025,509	2,002,620
Total assets	8,218,527	8,052,546
Debt	(3,676,503)	(3,509,394)
Accounts payable, accrued expenses and other liabilities	(456,211)	(450,362)
Total liabilities	(4,132,714)	(3,959,756)
Redeemable noncontrolling interests	(21,094)	(21,747)
Noncontrolling interests	(167,140)	(170,140)
Stockholders’ equity	$3,897,579	$3,900,903

	Three Months Ended March 31,
	2013	2012
Revenues	$178,685	$212,890
Expenses	(171,253)	(175,440)
Net income from continuing operations	$7,432	$37,450
Net income attributable to the Managed REITs (a) (b)	$10,352	$33,197

(a)         Inclusive of impairment charges recognized by the Managed REITs totaling $9.3 million and $1.2 million during the three months ended March 31, 2013 and 2012, respectively. These impairment charges reduced our income earned from these investments by approximately $1.7 million and $0.1 million during the three months ended March 31, 2013 and 2012, respectively.

(b)         Amounts included net gains (losses) on sale of real estate recorded by the Managed REITs totaling $2.7 million and ($2.1) million during the three months ended March 31, 2013 and 2012, respectively.

W. P. Carey 3/31/2013 10-Q — 16

Notes to Consolidated Financial Statements

Interests in Unconsolidated Real Estate Investments

We own interests in single-tenant net leased properties that are leased to companies through noncontrolling interests (i) in partnerships and limited liability companies that we do not control but over which we exercise significant influence or (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly-owned with affiliates. We account for these investments under the equity method of accounting.

The following table sets forth our ownership interests in our equity investments in real estate, excluding the Managed REITs, and their respective carrying values (dollars in thousands):

	Ownership Interest	Carrying Value at
Lessee	at March 31, 2013	March 31, 2013	December 31, 2012
Schuler A.G. (a) (b) (d)	67%	$62,564	$62,006
Hellweg Die Profi-Baumärkte GmbH & Co. KG (Hellweg 2) (a) (e)	40%	40,236	42,387
Advanced Micro Devices (c) (d)	33%	24,027	23,667
The New York Times Company (e)	18%	20,836	20,584
C1000 Logistiek Vastgoed B.V. (a) (c) (f)	15%	13,824	14,929
Del Monte Corporation (c) (d)	50%	7,969	8,318
U. S. Airways Group, Inc. (c)	75%	7,928	7,995
The Talaria Company (Hinckley) (d)	30%	7,842	7,702
The Upper Deck Company (d)	50%	7,187	7,198
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (a) (f)	33%	6,173	6,323
Builders FirstSource, Inc. (d)	40%	5,097	5,138
PetSmart, Inc. (d)	30%	3,825	3,808
Consolidated Systems, Inc. (c) (d)	60%	3,249	3,278
Wanbishi Archives Co. Ltd. (a) (f) (g) (h)	3%	484	(736)
SaarOTEC (a) (d) (h)	50%	(176)	(116)
		$211,065	$212,481

(a)         The carrying value of the investment is affected by the impact of fluctuations in the exchange rate of the foreign currency.

(b)         Represents a tenancy-in-common interest, under which the investment is under common control by us and our investment partner.

(c)          These investments are tenancy-in-common interests whereby the property is encumbered by debt for which we are jointly and severally liable.  The co-obligors include our Managed REITs, and the aggregate amount due under the arrangements was approximately $241.6 million.  Of this amount, $113.6 million represents the aggregate amount we agreed to pay and is included within the carrying value of each of these investments, where applicable. The carrying value of these investments also includes the undepreciated cost of the related properties.

(d)         This investment is jointly-owned with CPA®:16 – Global.

(e)          This investment is jointly-owned with CPA®:16 – Global and CPA®:17 – Global.

(f)           This investment is jointly-owned with CPA®:17 – Global.

(g)          We acquired our interest in this investment in December 2012. In January 2013, we made a purchase accounting adjustment of $1.3 million to this investment.

(h)         At March 31, 2013 and December 31, 2012, as applicable, we intended to fund our share of the investment’s future operating deficits if the need arose. However, we had no legal obligation to pay for any of the investment’s liabilities nor did we have any legal obligation to fund operating deficits.

Note 7. Intangible Assets and Liabilities and Goodwill

In connection with our acquisitions of properties, we have recorded net lease intangibles which are being amortized over periods ranging from one year to 40 years. In-place lease and above-market rent are included in In-place lease, net and Above-market rent, net in the consolidated financial statements.  Tenant relationship, trade name, management contracts and software license intangibles are included in Other intangible assets, net in the consolidated financial statements. Below-market rent, above-market ground lease, and

W. P. Carey 3/31/2013 10-Q — 17

Notes to Consolidated Financial Statements

below-market purchase option intangibles are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

In connection with our investment activity during the three months ended March 31, 2013, we have recorded net lease intangibles comprised as follows (dollars in thousands):

	Weighted-Average
	Life	Amount
Amortizable Intangible Assets
In-place lease	10.0	$41,963

Amortizable Intangible Liabilities
Below-market rent	20.0	$(28,646)

The following table presents a reconciliation of our goodwill (in thousands):

	Real Estate	Investment
	Ownership	Management	Total
Balance - beginning of period	$265,525	$63,607	$329,132
Allocation of goodwill to dispositions of properties within the reporting unit (a)	(658)	-	(658)
Balance - end of period	$264,867	$63,607	$328,474

(a)         Amount is included in Loss on sale of real estate within discontinued operations.

W. P. Carey 3/31/2013 10-Q — 18

Notes to Consolidated Financial Statements

Intangible assets and liabilities and goodwill are summarized as follows (in thousands):

	March 31, 2013			December 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable Intangible Assets
Management contracts	$32,765	$(31,561)	$1,204	$32,765	$(31,283)	$1,482
Software license	600	-	600	-	-	-
	33,365	(31,561)	1,804	32,765	(31,283)	1,482

Lease Intangibles:
In-place lease	509,394	(41,262)	468,132	474,629	(27,351)	447,278
Tenant relationship	8,143	(3,438)	4,705	8,149	(3,406)	4,743
Above-market rent	290,676	(22,831)	267,845	293,627	(13,742)	279,885
	808,213	(67,531)	740,682	776,405	(44,499)	731,906
Unamortizable Goodwill and Indefinite-Lived Intangible Assets
Goodwill	328,474	-	328,474	329,132	-	329,132
Trade name	3,975	-	3,975	3,975	-	3,975
	332,449	-	332,449	333,107	-	333,107
	$1,174,027	$(99,092)	$1,074,935	$1,142,277	$(75,782)	$1,066,495

Amortizable Intangible Liabilities
Below-market rent	$(114,497)	$5,399	$(109,098)	$(86,171)	$3,227	$(82,944)
Above-market ground lease	(6,896)	205	(6,691)	(6,896)	103	(6,793)
	(121,393)	5,604	(115,789)	(93,067)	3,330	(89,737)
Unamortizable Intangible Liabilities
Below-market purchase option (a)	(16,711)	-	(16,711)	(16,711)	-	(16,711)
Total Intangible Liabilities	$(138,104)	$5,604	$(132,500)	$(109,778)	$3,330	$(106,448)

(a)         The fair value of the below-market purchase option was equal to the residual value at the date of acquisition.

Net amortization of intangibles, including the effect of foreign currency translation, was $21.5 million and $1.3 million for the three months ended March 31, 2013 and 2012, respectively. Amortization of below-market rent, above-market rent and above-market ground lease intangibles is recorded as an adjustment to Lease revenues, while amortization of management contracts, software license, in-place lease and tenant relationship intangibles is included in Depreciation and amortization.

Based on the intangible assets and liabilities recorded at March 31, 2013, scheduled annual net amortization for the remainder of 2013, each of the next four years and thereafter is as follows (in thousands):

Years Ending December 31,	Total
2013 (remainder)	$64,361
2014	81,140
2015	73,693
2016	71,759
2017	68,451
Thereafter	267,293
Total	$626,697

W. P. Carey 3/31/2013 10-Q — 19

Notes to Consolidated Financial Statements

Note 8. Fair Value Measurements

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

Derivative Assets — Our derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of interest rate cap, foreign currency forward contracts and stock warrants (Note 9). The interest rate cap and foreign currency forward contracts were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in the open market. The stock warrants were measured at fair value using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3 because these assets are not traded in an active market.

Derivative Liabilities — Our derivative liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, are comprised of interest rate swaps and foreign currency forward contracts (Note 9). These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates. These derivative instruments were classified as Level 2 because they are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

Redeemable Noncontrolling Interest — We account for the noncontrolling interest in W. P. Carey International, LLC (“WPCI”) as a redeemable noncontrolling interest (Note 12). We determined the valuation of the redeemable noncontrolling interest using widely accepted valuation techniques, including expected discounted cash flows of the investment as well as the income capitalization approach, which considers prevailing market capitalization rates. We classified this liability as Level 3. Unobservable inputs for WPCI include a discount for lack of marketability, a discount rate and EBITDA multiples with weighted average ranges of 20% – 30%, 22% – 26% and 3x – 5x, respectively. Significant increases or decreases in any one of these inputs in isolation would result in significant changes in the fair value measurement.

Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

		March 31, 2013		December 31, 2012
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt (a)	3	$1,695,335	$1,706,567	$1,715,397	$1,727,985
Senior Credit Facility	2	298,000	298,000	253,000	253,000
Deferred acquisition fees receivable (b)	3	21,531	25,330	28,654	33,632

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

(b)         We determined the estimated fair value of our deferred acquisition fees based on an estimate of discounted cash flows using two significant unobservable inputs, which are the leverage adjusted unsecured spread and an illiquidity adjustment with a weighted-average range of 275 – 325 bps and 50 – 100 bps, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

W. P. Carey 3/31/2013 10-Q — 20

Notes to Consolidated Financial Statements

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both March 31, 2013 and December 31, 2012.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. For investments in real estate for which an impairment indicator is identified, we follow a two-step process to determine whether the investment is impaired and to determine the amount of the charge. First, we compare the carrying value of the real estate to the future undiscounted net cash flows that we expect the real estate will generate, including any estimated proceeds from the eventual sale of the real estate. If this amount is less than the carrying value, the real estate is considered to be impaired, and we then measure the loss as the excess of the carrying value of the real estate over the estimated fair value of the real estate, which is primarily determined using market information such as recent comparable sales or broker quotes. If relevant market information is not available or is not deemed appropriate, we perform a future net cash flow analysis, discounted for inherent risk associated with each investment. We determined that the significant inputs used to value these investments fall within Level 3. As a result of our assessments, we calculated impairment charges based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.

The following tables present information about our other assets that were measured on a fair value basis (in thousands):

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges

Net investments in properties (a) (b)	$3,350	$2,208	$-	$-
Operating real estate (a) (c)	3,812	1,071	-	-
Total impairment charges included in expenses	7,162	3,279	-	-
Equity investments in real estate (d)	14,220	2,684	27,460	298
Total impairment charges included in income from continuing operations	21,382	5,963	27,460	298

Impairment charges included in discontinued operations (a) (e)	-	-	27,047	5,724
Total impairment charges	$21,382	$5,963	$54,507	$6,022

(a)         These fair value measurements were developed by third-party sources, subject to our corroboration for reasonableness.

(b)         During the three months ended March 31, 2013, we recognized an impairment charge of $2.2 million on a property previously leased to American Pad & Paper LLC, which is currently classified as Real estate on the consolidated balance sheet, in order to reduce the carrying value of the property to its estimated fair value, which approximated its estimated selling price. The guarantor of the lease filed for bankruptcy in March 2012 after the tenant stopped making lease payments. As a result, we terminated the tenant’s right to possess the property in January 2013 and entered into a contract to sell the property to a third party.  There can be no assurance that we will be able to sell this property at an acceptable price or at all.

(c)          During the three months ended March 31, 2013, we recognized an impairment charge of $1.1 million on our hotel property, which is currently classified as Operating estate on the consolidated balance sheet, to write down the property’s carrying value to its fair value, which approximated its estimated selling price. There can be no assurance that we will be able to sell this property at an acceptable price or at all.

(d)         During the three months ended March 31, 2013 and 2012, we incurred other-than-temporary impairment charges of $2.7 million and $0.3 million, respectively, on our investment in the special member interest in CPA®:16 – Global’s operating partnership to reduce its carrying value to its estimated fair value, which had declined. This investment’s fair value was obtained using an estimate of discounted cash flows using two significant unobservable inputs, which are the discount rate and the estimated general and administrative costs as a percentage of assets under management with a weighted average range of 12.75% – 15.75% and 35 bps – 45 bps, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement. The valuation was also dependent upon the estimated date of a liquidity event for CPA®:16 – Global

W. P. Carey 3/31/2013 10-Q — 21

Notes to Consolidated Financial Statements

because cash flows attributable to this investment would cease upon such event. Therefore, the fair value of this investment may decline in the future as the estimated liquidation date approaches.

(e)          During the three months ended March 31, 2012, we recorded impairment charges on properties sold totaling $5.7 million. These impairment charges, which are included in discontinued operations, were the result of reducing these properties’ carrying values to their estimated fair value in connection with and prior to anticipated sales.

Note 9. Risk Management and Use of Derivative Financial Instruments

In the normal course of our ongoing business operations, we encounter economic risk. There are three main components of economic risk that impact us: interest rate risk, credit risk and market risk. We are primarily subject to interest rate risk on our interest-bearing liabilities, including our Senior Credit Facility (Note 10). Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, as well as changes in the value of our other securities and the shares we hold in the Managed REITs due to changes in interest rates or other market factors. In addition, we own investments in the European Union and are subject to the risks associated with changing foreign currency exchange rates.

Use of Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates and foreign currency exchange rate movements. We have not entered, and do not plan to enter into, financial instruments for trading or speculative purposes. The primary risks related to our use of derivative instruments include default by a counterparty to a hedging arrangement on its obligation and a downgrade in the credit quality of a counterparty to such an extent that our ability to sell or assign our side of the hedging transaction is impaired.  While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.

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

W. P. Carey 3/31/2013 10-Q — 22

Notes to Consolidated Financial Statements

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
as Hedging Instruments	Balance Sheet Location	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Foreign currency contracts	Other assets, net	$335	$-	$-	$-
Interest rate cap	Other assets, net	20	25	-	-
Foreign currency contracts	Accounts payable, accrued expenses and other liabilities	-	-	(73)	(2,067)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	-	-	(5,045)	(5,825)

Derivatives Not Designated
as Hedging Instruments
Stock warrants (a)	Other assets, net	2,000	1,720	-	-
Interest rate swaps (b)	Accounts payable, accrued expenses and other liabilities	-	-	(14,556)	(16,686)
Total derivatives		$2,355	$1,745	$(19,674)	$(24,578)

(a)         In connection with the Merger, we acquired warrants from CPA®:15, which were granted by Hellweg 2 to CPA®:15. These warrants give us participation rights to any distributions made by Hellweg 2 and we are entitled to a cash distribution that equals a certain percentage of the liquidity event price of Hellweg 2, should a liquidity event occur.

(b)         These interest rate swaps were acquired from CPA®:15 in the Merger. They do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the variable-rate debt we acquired in the Merger.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on the balance sheet. At March 31, 2013, no cash collateral has been posted nor received for any of our derivative positions.

The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in
	Other Comprehensive (Loss) Income
	on Derivatives (Effective Portion) (a)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2013	2012
Interest rate swaps	$828	$291
Interest rate cap	(3)	-
Foreign currency contracts	2,248	-
Total	$3,073	$291

	Amount of Gain (Loss) Reclassified
	from Other Comprehensive (Loss) Income
	into Income (Effective Portion) (a)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2013	2012
Interest rate swaps	$(434)	$(335)
Foreign currency contracts	47	-
Total	$(387)	$(335)

W. P. Carey 3/31/2013 10-Q — 23

Notes to Consolidated Financial Statements

		Amount of Gain (Loss) Recognized in
		Income on Derivatives
Derivatives Not in Cash Flow	Location of Gain (Loss)	Three Months Ended March 31,
Hedging Relationships	Recognized in Income	2013	2012
Interest rate swaps	Other income and (expenses)	$1,679	$-
Stock warrants	Other income and (expenses)	280	-
Total		$1,959	$-

(a)         Amounts recognized in other comprehensive (loss) income and reclassified from other comprehensive (loss) income into income exclude net gains of $0.1 million recognized on unconsolidated jointly-owned investments for the three months ended March 31, 2013 and 2012.

See below for information on our purposes for entering into derivative instruments and for information on derivative instruments owned by unconsolidated entities, which are excluded from the tables above.

Interest Rate Swaps and Caps

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of the loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. Interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The interest rate swaps that we had outstanding on our consolidated subsidiaries at March 31, 2013 that were designated as cash flow hedges are summarized as follows (currency in thousands):

		Notional	Effective	Effective	Expiration	Fair Value at
Description	Type	Amount	Interest Rate	Date	Date	March 31, 2013 (a)
3-Month Euro Interbank Offered Rate (“Euribor”)	“Pay-fixed” swap	€6,266	4.2%	3/2008	3/2018	$(1,247)
1-Month London Interbank Offered rate (“LIBOR”)	“Pay-fixed” swap	$4,380	3.0%	4/2010	4/2015	(221)
1-Month LIBOR	“Pay-fixed” swap	$33,484	3.0%	7/2010	7/2020	(3,306)
1-Month LIBOR	“Pay-fixed” swap	$6,858	4.4%	6/2012	3/2022	(58)
1-Month LIBOR	“Pay-fixed” swap	$25,494	3.9%	8/2012	8/2022	(153)
3-Month Euribor	Interest rate cap	€68,228	2.0%	12/2012	12/2014	20
1-Month LIBOR	“Pay-fixed” swap	$3,471	3.7%	12/2012	2/2019	(25)
3-Month Euribor	“Pay-fixed” swap	€2,250	1.2%	3/2013	3/2020	(35)
						$(5,025)

(a)         Amounts are based on the exchange rate of the euro at March 31, 2013, where applicable.

W. P. Carey 3/31/2013 10-Q — 24

Notes to Consolidated Financial Statements

The interest rate swaps that we had outstanding on our consolidated subsidiaries at March 31, 2013 that were not designated as hedging instruments are summarized as follows (currency in thousands):

		Notional	Effective	Effective	Expiration	Fair Value at
Description (a) (b)	Type	Amount	Interest Rate	Date	Date	March 31, 2013 (c)
3-Month Euribor	“Pay-fixed” swap	€100,000	3.7%	7/2006	7/2016	$(13,273)
3-Month Euribor	“Pay-fixed” swap	€15,970	0.9%	4/2012	7/2013	(44)
3-Month Euribor	“Pay-fixed” swap	€6,388	4.4%	4/2008	10/2015	(416)
3-Month Euribor	“Pay-fixed” swap	€5,450	4.3%	4/2007	7/2016	(823)
						$(14,556)

(a)         These interest rate swaps were acquired from CPA®:15 in the Merger. They do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the variable-rate debt we acquired in the Merger.

(b)         Notional and fair value amounts include, on a combined basis, portions attributable to noncontrolling interests totaling $33.5 million and $3.6 million, respectively.

(c)          Amounts are based on the exchange rate of the euro at March 31, 2013, where applicable.

The interest rate caps that our unconsolidated jointly-owned investments had outstanding at March 31, 2013 and were designated as cash flow hedges are summarized as follows (currency in thousands):

	Ownership
	Interest in Investee		Notional			Effective	Expiration	Fair Value at
Description	at March 31, 2013	Type	Amount	Cap Rate	Spread	Date	Date	March 31, 2013
3-Month LIBOR (a)	17.8%	Interest rate cap	$118,374	4.0%	4.8%	8/2009	8/2014	$-
1-Month LIBOR (b)	79.0%	Interest rate cap	17,146	3.0%	4.0%	9/2009	4/2014	-
								$-

(a)         The applicable interest rate of the related loan was 2.8% at March 31, 2013; therefore, the interest rate cap was not being utilized at that date.

(b)         The applicable interest rate of the related loan was 4.2% at March 31, 2013; therefore, the interest rate cap was not being utilized at that date

Foreign Currency Contracts

We are exposed to foreign currency exchange rate movements. We manage foreign currency exchange rate movements by generally placing our debt service obligation on an investment in the same currency as the tenant’s rental obligation to us. This reduces our overall exposure to the net cash flow from that investment. However, we are subject to foreign currency exchange rate movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. We may also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash because of jurisdictional restrictions or because repatriating cash may result in current or future tax liabilities. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other income and (expenses) in the consolidated financial statements.

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

W. P. Carey 3/31/2013 10-Q — 25

Notes to Consolidated Financial Statements

The following table presents the foreign currency derivative contracts we had outstanding at March 31, 2013, which were designated as cash flow hedges (currency in thousands, except strike price):

	Notional	Strike	Effective	Expiration	Fair Value at
Type	Amount	Price	Date	Date	March 31, 2013 (a)
Foreign currency forward contracts	€47,669	$1.28 - 1.30	5/2012	6/2013 - 6/2017	$(68)
Foreign currency forward contracts	€8,700	$1.35	12/2012	9/2017 - 3/2018	330
					$262

(a)         Amounts are based on the applicable exchange rate of the euro at March 31, 2013.

Other

Amounts reported in Other comprehensive income related to interest rate swaps will be reclassified to interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive income related to foreign currency contracts will be reclassified to Other income and (expenses) when the hedged foreign currency proceeds from foreign operations are repatriated to the U.S. At March 31, 2013, we estimate that an additional $2.1 million will be reclassified as interest expense during the next 12 months related to our interest rate swaps.

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of March 31, 2013. At March 31, 2013, our total credit exposure and the maximum exposure to any single counterparty was $0.3 million, inclusive of noncontrolling interest.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At March 31, 2013, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position at March 31, 2013 was $20.7 million, which included accrued interest but excluded any adjustment for nonperformance risk. If we had breached any of these provisions at March 31, 2013, we could have been required to settle our obligations under these agreements at their aggregate termination value of $21.8 million.

Portfolio Concentration Risk

Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent for the first quarter of 2013, in certain areas. There were no significant changes to our portfolio concentrations at March 31, 2013 as compared to December 31, 2012.

Except for our investment in CPA®:16 – Global, there were no significant concentrations, individually or in the aggregate, related to our unconsolidated jointly-owned investments. At March 31, 2013, we owned approximately 18.5% of CPA®:16 – Global, which had total assets at that date of approximately $3.3 billion consisting of a portfolio comprised of full or partial ownership interests in 494 properties, as well as two hotel properties and has certain concentrations within its portfolio, which are outlined in its periodic filings with the SEC.

Note 10. Debt

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

W. P. Carey 3/31/2013 10-Q — 26

Notes to Consolidated Financial Statements

Availability under the Senior Credit Facility is dependent upon a number of factors, including the Unencumbered Property NOI, the Unencumbered Management EBITDA and the Total Unsecured Outstanding Indebtedness (each as defined in the Amended and Restated Credit Agreement). At March 31, 2013, availability under the Senior Credit Facility was $625.0 million, of which we had drawn $298.0 million, including $175.0 million under the Term Loan. At March 31, 2013, we paid interest on the Senior Credit Facility at an annual interest rate consisting of LIBOR plus 1.75%. In addition, as of March 31, 2013, our lenders had issued letters of credit totaling $5.4 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under the Revolver. The Revolver is currently expected to be utilized primarily for potential new investments, repayment of existing debt and general corporate purposes.

The Amended and Restated Credit Agreement stipulates several financial covenants that require us to maintain certain ratios and benchmarks at the end of each quarter as defined in the Amended and Restated Credit Agreement. We were in compliance with all of these covenants at March 31, 2013.

Non-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real property, and direct financing leases, with an aggregate carrying value of approximately $2.0 billion at March 31, 2013. Our mortgage notes payable had fixed annual interest rates ranging from 2.7% to 10.0% and variable effective annual interest rates ranging from 1.2% to 8.5% with maturity dates ranging from 2013 to 2026 at March 31, 2013.

During the three months ended March 31, 2013, in connection with our real estate acquisition (Note 4), we obtained a non-recourse mortgage loan of $36.5 million with an annual interest rate of 4.05% and term of 10 years.

During the three months ended March 31, 2013, we refinanced two maturing non-recourse mortgage loans totaling $41.5 million with new financing totaling $62.5 million. These new mortgage loans have a weighted-average annual interest rate and term of 5.0% and 10 years, respectively.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2013, for each of the next four calendar years following December 31, 2013, and thereafter are as follows (in thousands):

Years Ending December 31,	Total (a)
2013 (remainder)	$83,850
2014 (b)	672,288
2015	230,869
2016	87,902
2017	126,980
Thereafter through 2026	805,720
2,007,609

Unamortized discount	(14,274)
Total	$1,993,335

(a)         Certain amounts are based on the applicable foreign currency exchange rate at March 31, 2013.

(b)         Includes $123.0 million outstanding under our Revolver and $175.0 million outstanding under our Term Loan Facility at March 31, 2013, each of which is scheduled to mature in 2014 unless extended pursuant to its terms.

Note 11. Commitments and Contingencies

At March 31, 2013, we were not involved in any material litigation.

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

W. P. Carey 3/31/2013 10-Q — 27

Notes to Consolidated Financial Statements

Note 12. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain several stock-based compensation plans, which are more fully described in the 2012 Annual Report. There have been no significant changes to the terms and conditions of any of our stock-based compensation plans or arrangements during 2013, other than as described below.

The total compensation expense (net of forfeitures) for our stock-based compensation plans was $9.1 million and $5.2 million for the three months ended March 31, 2013 and 2012, respectively, which is included in General and administrative expenses in the consolidated financial statements.

Nonvested restricted stock, restricted stock units (“RSUs”) and performance stock units (“PSUs”) at March 31, 2013 and changes during the three months ended March 31, 2013 were as follows:

	Restricted Stock and RSU Awards		PSU Awards
		Weighted Average		Weighted Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1, 2013	594,194	$37.15	999,513	$34.55
Granted (a)	166,554	56.67	85,900	84.38
Vested (b)	(233,098)	37.18	(323,872)	39.46
Forfeited	(12,501)	38.49	(25,000)	50.71
Adjustment (c)	-	-	317,931	52.64
Nonvested at March 31, 2013 (d)	515,149	$44.51	1,054,472	$54.89

(a)         The grant date fair value of RSUs are based on our stock price on the date of grant.  The grant date fair value of PSUs were determined by utilizing a Monte Carlo simulation model to generate a range of possible future stock prices for both us and the plan defined peer index over the three-year performance period. To estimate the fair value of PSUs granted during the three months ended March 31, 2013, we used a risk-free interest rate of 0.37% and an expected volatility rate of 25.36% (the plan defined peer index assumes 24.83%) and assumed a dividend yield of zero.

(b)         The total fair value of shares vested during the three months ended March 31, 2013 was $24.1 million.

(c)          Vesting and payment of the PSUs is conditional on certain company and market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. Pursuant to a review of our current and expected performance versus the performance goals, we revised our estimate of the ultimate number of certain of the PSUs to be vested. As a result, we recorded adjustments in 2013 to reflect the number of shares expected to be issued when the PSUs vest.

(d)         At March 31, 2013, total unrecognized compensation expense was approximately $27.9 million related to nonvested PSUs and $21.6 million related to nonvested RSUs.

During the three months ended March 31, 2013, the total number of stock options exercised was 44,897. The aggregate intrinsic value of stock options exercised during first quarter was $1.3 million.

W. P. Carey 3/31/2013 10-Q — 28

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

	Three Months Ended March 31,
	2013	2012
Net income attributable to W. P. Carey	$14,181	$12,290
Allocation of distribution equivalents paid on unvested RSUs in excess of net income	(105)	(191)
Net income – basic	14,076	12,099
Income effect of dilutive securities, net of taxes	(27)	(24)
Net income – diluted	$14,049	$12,075

Weighted average shares outstanding – basic	68,967,209	40,037,496
Effect of dilutive securities	1,008,084	450,156
Weighted average shares outstanding – diluted	69,975,293	40,487,652

There were no potentially dilutive securities excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive for the three months ended March 31, 2013 and 2012.

Redeemable Noncontrolling Interest

We account for a former employee’s noncontrolling interest in WPCI as a redeemable noncontrolling interest, as we have an obligation to repurchase the interest from that individual, subject to certain conditions. The individual’s interest is reflected at estimated redemption value for all periods presented.

The following table presents a reconciliation of redeemable noncontrolling interest (in thousands):

	Three Months Ended March 31,
	2013	2012
Balance - beginning of period	$7,531	$7,700
Redemption value adjustment	-	79
Net loss	(50)	(43)
Distributions	(54)	(816)
Change in other comprehensive (loss) income	(23)	9
Balance - end of period	$7,404	$6,929

W. P. Carey 3/31/2013 10-Q — 29

Notes to Consolidated Financial Statements

Reclassifications Out of Accumulated Other Comprehensive Loss

The following table presents a reconciliation of changes in accumulated other comprehensive loss by component (in thousands):

	Three Months Ended March 31, 2013

	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Marketable Securities	Total
Balance - beginning of period	$(7,508)	$2,828	$31	$(4,649)
Other comprehensive income before reclassifications	2,685	(7,940)	-	(5,255)
Amounts reclassified from accumulated other comprehensive income:
Interest expense	434	-	-	434
Other income and (expense)	(47)	-	-	(47)
Net income from equity investments in real estate and the Managed REITs	103	-	-	103
Total	490	-	-	490
Net current period other comprehensive income (loss)	3,175	(7,940)	-	(4,765)
Balance - end of period	$(4,333)	$(5,112)	$31	$(9,414)

	Three Months Ended March 31, 2012

	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Marketable Securities	Total
Balance - beginning of period	$(5,246)	$(3,299)	$38	$(8,507)
Other comprehensive income before reclassifications	(54)	2,178	(3)	2,121
Amounts reclassified from accumulated other comprehensive income:
Interest expense	335	-	-	335
Net income from equity investments in real estate and the Managed REITs	75	-	-	75
Total	410	-	-	410
Net current period other comprehensive income (loss)	356	2,178	(3)	2,531
Balance - end of period	$(4,890)	$(1,121)	$35	$(5,976)

Note 13. Discontinued Operations

From time to time, we may dispose of a property when it is vacant as a result of tenants vacating space, tenants electing not to renew their leases, tenant insolvency, or lease rejection in the bankruptcy process. In such cases, we assess whether we can obtain the highest value from the property by selling it, as opposed to re-leasing it. When it is appropriate to do so, upon the evaluation of the disposition of long-lived assets, we classify the property as an asset held for sale on our consolidated balance sheet and the current and prior period results of operations of the property are reclassified as discontinued operations.

W. P. Carey 3/31/2013 10-Q — 30

Notes to Consolidated Financial Statements

The results of operations for properties that are held for sale or have been sold and with which we have no continuing involvement are reflected in the consolidated financial statements as discontinued operations and are summarized as follows (in thousands, net of tax):

	Three Months Ended March 31,
	2013	2012
Revenues	$168	$1,820
Expenses	(316)	(1,700)
Gain on extinguishment of debt	70	-
Loss on sale of real estate	(931)	(181)
Impairment charges	-	(5,724)
Loss from discontinued operations	$(1,009)	$(5,785)

2013 — During the three months ended March 31, 2013, we sold two domestic properties, which we acquired in the Merger, for $11.0 million, net of selling costs, and recognized a net loss on these sales of $0.3 million, excluding an impairment charge of $0.2 million previously recognized during 2012. We used a portion of the proceeds to repay an outstanding mortgage obligation of $5.7 million and recognized a gain on extinguishment of debt of $0.1 million. In connection with these sales, we wrote off goodwill of $0.7 million related to these properties (Note 7).

In February 2013, we entered into a contract to sell a domestic property for $3.1 million. At March 31, 2013, this property was classified with Assets held for sale in the consolidated balance sheet.

We sold 12 additional properties during 2012 subsequent to first quarter of 2012. The results of operations for these properties are included in Loss from discontinued operations, net of tax in the consolidated financial statements for the three months ended March 31, 2012.

2012 — During the three months ended March 31, 2012, we sold two domestic properties for $2.4 million, net of selling costs, and recognized a net loss on these sales of $0.2 million, excluding impairment charges of $0.8 million previously recognized during 2011.

In January 2012, we entered into an agreement to sell a domestic property. In April 2012, we completed the sale of this property for $13.2 million, net of selling costs. In connection with the sale, we recognized impairment charges totaling $2.4 million during the three months ended March 31, 2012 and $5.8 million during 2011.

Note 14. Segment Reporting

We evaluate our results from operations by our two major business segments — Real Estate Ownership and Investment Management (Note 1). Effective April 1, 2012, we include distributions of Available Cash received from the operating partnerships of the Managed REITs and deferred revenue earned from our special member interest in CPA®:16 — Global’s operating partnership in our Real Estate Ownership segment. Results of operations for the prior period have been reclassified to conform to the current period presentation.

W. P. Carey 3/31/2013 10-Q — 31

Notes to Consolidated Financial Statements

The following table presents a summary of comparative results of these business segments (in thousands):

	Three Months Ended March 31,
	2013	2012
Real Estate Ownership (a)
Revenues	$83,838	$22,550
Operating expenses	(47,686)	(13,457)
Interest expense	(26,906)	(7,280)
Other, net (b)	9,604	14,138
Provision for income taxes	(1,149)	(1,073)
Income from continuing operations attributable to W. P. Carey	$17,701	$14,878

Investment Management
Revenues (c)	$29,548	$45,764
Operating expenses (c)	(35,296)	(43,223)
Other, net (d)	855	1,278
Benefit from (provision for) income taxes	2,382	(622)
(Loss) income from continuing operations attributable to W. P. Carey	$(2,511)	$3,197
Total Company
Revenues (c)	$113,386	$68,314
Operating expenses (c)	(82,982)	(56,680)
Interest expense	(26,906)	(7,280)
Other, net (b) (d)	10,459	15,416
Benefit from (provision for) income taxes	1,233	(1,695)
Income from continuing operations attributable to W. P. Carey	$15,190	$18,075

	Total Long-Lived Assets at		Total Assets at
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Real Estate Ownership:
Net investments in real estate	$3,250,565	$3,239,755
Goodwill	264,867	265,525
In-place lease, net	468,132	447,278
Above-market rent, net	267,845	279,885
Other intangible assets, net	4,704	4,550
Total	4,256,113	4,236,993	$4,340,656	$4,484,821
Investment Management:
Goodwill	63,607	63,607
Other intangible assets, net	5,780	5,651
Total	69,387	69,258	268,958	124,221
Total Company	$4,325,500	$4,306,251	$4,609,614	$4,609,042

(a)         Included within the Real Estate Ownership segment is our total investment in shares of CPA®:16 – Global, which represented approximately 6.7% of our total assets at March 31, 2013 (Note 6).

(b)         Includes Other interest income, Net income from equity investments in real estate and the Managed REITs,  Other income and (expenses), and Net income attributable to noncontrolling interests.

(c)          Included in revenues and operating expenses are reimbursable costs from affiliates totaling $12.0 million and $18.7 million for the three months ended March 31, 2013 and 2012, respectively.

(d)         Includes Other interest income, Other income and (expenses), Net (income) loss attributable to noncontrolling interests and Net loss attributable to redeemable noncontrolling interest.

W. P. Carey 3/31/2013 10-Q — 32

Notes to Consolidated Financial Statements

At March 31, 2013, our international investments within our Real Estate Ownership segment were comprised of investments in France, Poland, Germany, Spain, Belgium, Finland, Netherlands and the United Kingdom. The following tables present information about these investments (in thousands):

	Three Months Ended March 31,
	2013	2012
Lease revenues	$20,701	$2,563
Income from equity investments in real estate	1,081	1,539
	$21,782	$4,102

	March 31, 2013	December 31, 2012
Long-lived assets	$839,481	$875,796

W. P. Carey 3/31/2013 10-Q — 33

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. The discussion also provides information about the financial results of the segments of our business to provide a better understanding of how these segments and their results affect our financial condition and results of operations. Our MD&A should be read in conjunction with our 2012 Annual Report.

Business Overview

As described in more detail in Item 1 in our 2012 Annual Report, we provide long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and manage a global investment portfolio of 1,012 properties, including our owned portfolio. Our business operates in two segments — Real Estate Ownership and Investment Management.

Financial and Operating Highlights

(In thousands)

	Three Months Ended March 31,
	2013	2012
Total revenues (excluding reimbursed costs from affiliates)	$101,418	$49,577
Net income attributable to W. P. Carey	14,181	12,290

Net cash provided by (used in) operating activities	17,475	(4,060)
Net cash (used in) provided by investing activities	(27,734)	9,464
Net cash used in financing activities	(865)	(4,173)

Cash distributions paid	45,746	22,792

Supplemental financial measure:
Funds from operations - as adjusted (AFFO) (a)	72,255	40,069

(a)         See Supplemental Financial Measures below for our definition of Funds from operations (“AFFO”) and a reconciliation to its most directly comparable GAAP measure.

Total revenues increased in the three months ended March 31, 2013 as compared to the same period in 2012, substantially due to higher total revenues from our Real Estate Ownership segment, which rose as a result of the revenues generated from the properties we acquired in the Merger in September 2012 (Note 3). This increase in revenues was partially offset by a reduction in revenues from our Investment Management segment as a result of the Merger, which reduced the asset base from which we earn asset management revenue.

Net income attributable to W. P. Carey increased in the three months ended March 31, 2013 as compared to the same period in 2012. Net income from our Real Estate Ownership segment increased as a result of income generated from the properties we acquired in the Merger. We recognized a net loss from our Investment Management segment during the first quarter of 2013 compared to net income recognized in the same period in 2012. The net loss recognized by our Investment Management Segment in 2013 was primarily due to the reduction in revenue described above and higher stock–based compensation expenses.

Net cash provided by operating activities increased in the three months ended March 31, 2013 as compared to net cash used in operating activities of $4.1 million in the same period in 2012, primarily due to operating cash flow generated from the properties we acquired in the Merger, partially offset by a decrease in cash received for providing asset–based management services to the Managed REITs as a result of the Merger.

AFFO increased in the first quarter of 2013 as compared to the same quarter in 2012, primarily due to income generated from the properties we acquired in the Merger, partially offset by the reduction in asset management revenue received as noted above.

W. P. Carey 3/31/2013 10-Q — 34

Recent Developments

Acquisitions - In January 2013, we closed a sale–leaseback on a corporate office campus in Illinois for a total purchase price of $72.4 million which was partially financed by a $36.5 million non–recourse loan. The new asset is expected to generate contractual rent of $5.0 million per year for the initial 10–year lease term. Annual debt service is approximately $1.5 million per year.

Structuring - During the first quarter of 2013, we closed $192.8 million in investments for the Managed REITs.

Distributions - In March 2013, we increased our quarterly dividend by 24% to $0.82 per share, which equates to an annualized $3.28 per share compared to $2.26 per share in 2012. This increase primarily reflects our conversion to REIT status and the significant increase in our real estate under ownership resulting from the Merger.

Possible Liquidity Transaction - In its initial offering documents, CPA®:16 – Global stated its intention to consider liquidity events for investors generally commencing eight to twelve years following the investment of substantially all of the net proceeds from that offering, which occurred in 2005.  As a result, during the first quarter of 2013, we began considering liquidity alternatives on behalf of CPA®:16 – Global as its advisor and have discussed with its board of directors a number of those alternatives. The board of directors of CPA®:16 – Global has formed a special committee of independent directors to explore possible liquidity transactions, including transactions proposed by us. CPA®:16 – Global’s special committee is authorized to retain, and has retained, legal and financial advisors to assist the committee in its review. A liquidity transaction could take a variety of forms, including, without limitation, a merger and/or sale of assets either on a portfolio basis or individually, or listing of CPA®:16 – Global’s shares on a stock exchange and, similar to prior liquidity transactions undertaken by other CPA® programs, could involve one or more other CPA® REITs and/or our affiliates. The execution of a liquidity transaction could be affected by a variety of factors, such as conditions in the economy, stock market volatility, conditions in the commercial real estate market, the performance of CPA®:16 – Global’s tenants, and the availability of financing on acceptable terms, many of which are outside of our control. There can be no assurance that our efforts or those of CPA®:16 – Global’s special committee will result in the occurrence of a liquidity transaction in the near future or at all.

W. P. Carey 3/31/2013 10-Q — 35

Results of Operations

We evaluate our results of operations by our two primary reportable segments — Real Estate Ownership and Investment Management. Effective April 1, 2012, we include cash distributions and deferred revenue received and earned from the operating partnerships of the Managed REITs in our Real Estate Ownership segment. Results for 2012 have been reclassified to conform to the current period presentation. A summary of comparative results of these business segments is as follows:

Real Estate Ownership (in thousands)

	Three Months Ended March 31,
	2013	2012	Change
Revenues
Lease revenues:
Rental income	$65,785	$14,652	$51,133
Interest income from direct financing leases	9,512	2,126	7,386
Total lease revenues	75,297	16,778	58,519
Other real estate income	8,541	5,772	2,769
	83,838	22,550	61,288
Operating Expenses
Depreciation and amortization	29,888	5,525	24,363
Property expenses	5,152	2,072	3,080
General and administrative	6,633	3,361	3,272
Other real estate expenses	2,734	2,499	235
Impairment charges	3,279	-	3,279
	47,686	13,457	34,229
Other Income and Expenses
Other interest income	113	15	98
Net income from equity investments in real estate and the Managed REITs	10,656	13,986	(3,330)
Other income and (expenses)	1,060	286	774
Interest expense	(26,906)	(7,280)	(19,626)
	(15,077)	7,007	(22,084)
Income from continuing operations before income taxes	21,075	16,100	4,975
Provision for income taxes	(1,149)	(1,073)	(76)
Income from continuing operations	19,926	15,027	4,899
Loss from discontinued operations	(1,009)	(5,785)	4,776
Net income from real estate ownership	18,917	9,242	9,675
Less: Net income attributable to noncontrolling interests	(2,225)	(149)	(2,076)
Net income from real estate ownership attributable to W. P. Carey	$16,692	$9,093	$7,599
Funds from operations - as adjusted (AFFO)	$62,956	$28,833	$34,123

W. P. Carey 3/31/2013 10-Q — 36

The following tables present other operating data that management finds useful in evaluating results of operations:

	March 31, 2013	December 31, 2012
Occupancy - WPC	98.8%	98.7%
Total net-leased properties - WPC	422	423
Total operating properties - WPC (a)	22	22
Total net-leased properties - Managed REITs	703	705
Total operating properties - Managed REITs (a)	77	69

	For the Three Months Ended March 31,
	2013	2012
Financings structured - WPC (millions)	$112.7	$-
New consolidated investments - WPC (millions)	$72.4	$-
Investments structured - Managed REITs (millions) (b)	$192.8	$344.8
Average U. S. dollar/euro exchange rate (c)	$1.3209	$1.3110
U.S. Consumer Price Index (“CPI”) (d)	232.8	229.4

(a)        Operating properties comprise self-storage properties and hotels that are managed by third parties. WPC’s operating properties are all self-storage properties with the exception of one hotel for all periods presented.

(b)         Includes properties owned by the Managed REITs for all periods.

(c)          The average conversion rate for the U.S. dollar in relation to the euro increased by approximately 0.8% during the three months ended March 31, 2013 as compared to 2012, resulting in a positive impact on earnings in 2013 from our euro-denominated investments.

(d)         Many of our domestic lease agreements and those of the Managed REITs include contractual increases indexed to the change in the U.S. CPI.

W. P. Carey 3/31/2013 10-Q — 37

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our consolidated real estate investments (in thousands):

	Three Months Ended March 31,
Lessee	2013	2012
U-Haul Moving Partners Inc. (a) (b)	$8,063	$-
Marcourt Investments Inc. (a)	4,830	-
OBI Group (b) (c) (d)	4,281	245
Carrefour France, SAS (d) (e)	4,032	-
Hellweg Die Profi-Baumärkte GmbH & Co KG (Hellweg 1) (a) (b) (d)	3,935	-
True Value Company (a) (b)	3,189	-
Pohjola Non-Life Insurance Company LTD (a) (b) (d)	1,925	-
TietoEnator Plc (a) (b) (d)	1,889	-
Federal Express Corporation	1,832	1,821
Kraft Foods Group, Inc. (f)	1,582	-
Police Prefecture, French Government (a) (b) (d)	1,425	-
Fiserv, Inc. (b)	1,368	1,336
Foster Wheeler AG (a)	1,208	-
The American Bottling Company	1,110	1,128
Amylin Pharmaceuticals, Inc.	1,090	1,090
Omnicom Group Inc. (a)	1,058	-
JP Morgan Chase Bank, N.A.	990	972
Orbital Sciences Corporation	828	828
Google, Inc.	769	712
Eroski Sociedad Cooperativa (b) (d)	767	762
Other (b) (d) (g)	29,126	7,884
	$75,297	$16,778

(a)         We acquired this investment from CPA®:15 in connection with the Merger.

(b)         These revenues are generated in consolidated investments, generally jointly-owned with our affiliates, and on a combined basis include lease revenues applicable to noncontrolling interests totaling $10.2 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively.

(c)          We acquired an additional interest in this investment from CPA®:15 in the Merger.

(d)         Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the euro during the three months ended March 31, 2013 increased by approximately 0.8% in comparison to 2012, resulting in a positive impact on lease revenues in 2013 for our euro-denominated investments.

(e)          We acquired the remaining interest in this investment from CPA®:15 in the Merger. Subsequent to the acquisition, we consolidated this investment. We had previously accounted for this investment under the equity method.

(f)           We acquired this investment in January 2013.

(g)          The increase primarily relates to the investments obtained in the Merger, which accounts for $21.8 million.

W. P. Carey 3/31/2013 10-Q — 38

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these investments from both continuing and discontinued operations. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (dollars in thousands):

	Ownership Interest	Three Months Ended March 31,
Lessee	at March 31, 2013	2013	2012
Hellweg Die Profi-Baumärkte GmbH & Co. KG (a) (b)	40%	$8,952	$-
The New York Times Company	18%	6,924	6,867
C1000 Logistiek Vastgoed B. V. (a) (b)	15%	3,777	-
Advanced Micro Devices (b)	33%	2,986	-
Schuler A.G. (a)	67%	1,566	1,549
The Talaria Company (Hinckley) (b)	30%	1,275	-
U. S. Airways Group, Inc.	75%	1,063	1,093
Del Monte Corporation (b)	50%	882	-
Wanbishi Archives Co. Ltd (a) (c)	3%	822	-
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (a) (b)	33%	820	-
PetSmart, Inc. (b)	30%	702	-
Consolidated Systems, Inc.	60%	448	469
Builders FirstSource, Inc. (b)	40%	420	-
SaarOTEC (a) (b)	50%	124	-
Carrefour France, SAS (a)	(d)	-	4,756
Médica – France, S.A. (a)	(e)	-	1,598
Hologic, Inc.	(d)	-	943
Symphony IRI Group, Inc.	(d)	-	540
Childtime Childcare, Inc.	(d)	-	287
		$30,761	$18,102

(a)         Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the euro during the three months ended March 31, 2013 increased by approximately 0.8% in comparison to 2012, resulting in a positive impact on lease revenues in 2013 for our euro-denominated investments.

(b)         We acquired our interest in this investment from CPA®:15 in the Merger.

(c)          Dollar amounts shown are based on the exchange rate of the Japanese yen at March 31, 2013. We acquired our interest in this investment in December 2012.

(d)         In connection with the Merger, we purchased the remaining interest in this investment from CPA®:15. Subsequent to the Merger, we own 100% and consolidate this investment.

(e)         In April 2012, this jointly-owned entity sold its interests in the investment. Results of operations for this investment were classified as a discontinued operation by the entity that holds the controlling interest for all periods presented.

Lease Revenues

As of March 31, 2013, approximately 69% of our net leases, based on annualized contractual minimum base rent, provide for adjustments based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, approximately 23% of our net leases on that same basis have fixed rent adjustments, pursuant to which contractual minimum base rent is scheduled to increase by an average of 2% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies.

During the three months ended March 31, 2013, we signed eight leases totaling approximately 0.3 million square feet of leased space. Of these leases, two were with new tenants and six were lease renewals or extensions with existing tenants. The average new rent for these leases was $5.70 per square foot and the average former rent was $7.83 per square foot, reflecting current market conditions. We provided a tenant improvement allowance of $0.4 million on one of these leases.  In addition, we entered a lease extension to a 0.4 million square feet building and committed to an expansion of 0.1 million square feet at an expected cost of $6.4 million. The old rent of this lease was $4.72 per square foot and the new rent was $4.29 per square foot.

W. P. Carey 3/31/2013 10-Q — 39

During the three months ended March 31, 2012, we signed seven leases totaling approximately 0.4 million square feet of leased space. Of these leases, two were with new tenants and five were lease renewals or extensions with existing tenants. The average new rent for these leases was $4.88 per square foot and the average former rent was $5.87 per square foot. We provided a tenant improvement allowance of $0.1 million and four months of free rent on one of these leases.

For the three months ended March 31, 2013 as compared to the same period in 2012, lease revenues increased by $58.5 million, primarily due to the properties we acquired in the Merger, which contributed to an increase in lease revenues of $56.8 million.

Other Real Estate Income

Other real estate income generally consists of revenue from Carey Storage, a subsidiary that holds investments in domestic self-storage properties, and Livho, a subsidiary that operates a hotel under a franchise agreement in Livonia, Michigan. Other real estate income also includes pass-through common area charges, lease termination payments and other non-rent related revenues from real estate ownership.

For the three months ended March 31, 2013 as compared to the same period in 2012, other real estate income increased by $2.8 million, primarily due to $2.2 million of income related to certain properties we acquired in the Merger and a $0.5 million aggregate increase in revenue from our Livho and Carey Storage subsidiaries.

Depreciation and Amortization

For the three months ended March 31, 2013 as compared to the same period in 2012, depreciation and amortization increased by $24.4 million, primarily due to increases of $22.3 million related to the properties we acquired in the Merger and $1.4 million related to the property we purchased in the first quarter of 2013.

Property Expenses

For the three months ended March 31, 2013 as compared to the same period in 2012, property expenses increased by $3.1 million, primarily related to properties we acquired in the Merger.

General and Administrative

For the three months ended March 31, 2013 as compared to the same period in 2012, general and administrative expenses increased by $3.3 million, primarily due to a $3.2 million increase in personnel costs, a $1.1 million increase in outside consulting costs, and a $0.4 million increase in office expense. These current year period increases were partially offset by costs of $2.0 million incurred during the prior year period in connection with the Merger.

Impairment Charges

During the three months ended March 31, 2013, we recognized an impairment charge of $2.2 million on a property to reduce the carrying value of the property to its estimated fair value, which approximated its estimated selling price (Note 8). In addition, during the three months ended March 31, 2013, we recognized an impairment charge of $1.1 million on our hotel property to write down the carrying value of the property to its estimated fair value as a result of a change in holding period (Note 8).

As part of our portfolio management strategy, we exit from investments containing lower quality, lower growth assets and market properties for sale. We evaluate all potential sale opportunities taking into account the long-term growth prospects of assets being sold, the use of proceeds, and the impact to our balance sheet, in addition to the impact on operating results. In our experience, it is difficult for many buyers to complete these transactions in the timing contemplated or at all. Where the undiscounted cash flows, when considering and evaluating the various alternative courses of action that may occur, are less than the assets’ carrying values, we recognize impairment charges. Further, it is possible that we may sell an asset for a price below its estimated fair value and record a loss on sale.

See Income from Equity Investments in Real Estate and the Managed REITs and Loss from Discontinued Operations below for additional impairment charges incurred.

W. P. Carey 3/31/2013 10-Q — 40

Net Income from Equity Investments in Real Estate and the Managed REITs

Net income from equity investments in real estate and the Managed REITs represents our proportionate share of net income or loss (revenue less expenses) from our interests in unconsolidated real estate investments including our investments in the Managed REITs. In addition, we are entitled to receive distributions of Available Cash from the operating partnerships of the Managed REITs. The net income of our unconsolidated investments fluctuates based on the timing of transactions, such as new leases and property sales, as well as the level of impairment charges.

For the three months ended March 31, 2013 as compared to the same period in 2012, net income from equity investments in real estate and the Managed REITs decreased by $3.3 million, primarily due to an increase in the other-than-temporary impairment charge of $2.4 million recorded during 2013 on our special membership interest in CPA®:16 – Global’s operating partnership to reduce the carrying value of our interest in the operating partnership to its estimated fair value, which had declined (Note 8), and decreases in equity income from the Managed REITs of $1.1 million because, after the completion of the Merger in September 2012, we no longer receive any such income from CPA®:15, and $0.8 million related to our share of impairments recognized by CPA®:16 – Global. These decreases were partially offset by an aggregate $0.9 million increase in distributions of Available Cash received and earned from the operating partnership of CPA®:17 – Global as a result of new investments CPA®:17 – Global entered into during 2012 and 2013 and the operating partnership of CPA®:16 – Global.

Interest Expense

For the three months ended March 31, 2013 as compared to the same period in 2012, interest expense increased by $19.6 million, of which $18.8 million relates to mortgage loans assumed in connection with our acquisition of properties in the Merger.

Loss from Discontinued Operations

Loss from discontinued operations represents the net income or loss (revenue less expenses) from the operations of properties that were sold or held for sale (Note 13).

For the three months ended March 31, 2013, we recognized loss from discontinued operations of $1.0 million, primarily due to a net loss on the sale of two properties totaling $0.9 million.

For the three months ended March 31, 2012, we recognized loss from discontinued operations of $5.8 million, primarily due to an impairment charge of $5.7 million recorded on a property to reduce the carrying value of the property to its expected selling price. We completed the sale of this property in April 2012.

Net Income from Real Estate Ownership Attributable to W. P. Carey

For the three months ended March 31, 2013 as compared to the same period in 2012, the resulting net income from real estate ownership attributable to W. P. Carey increased by $7.6 million.

Funds from Operations — as Adjusted (AFFO)

For the three months ended March 31, 2013 as compared to the same period in 2012, AFFO from Real Estate Ownership increased by $34.1 million, primarily as a result of income earned from the properties we acquired in the Merger. AFFO is a non-GAAP measure that we use to evaluate our business. For a definition of AFFO and reconciliation to net income attributable to W. P. Carey, see Supplemental Financial Measures below.

W. P. Carey 3/31/2013 10-Q — 41

Investment Management (in thousands)

	Three Months Ended March 31,
	2013	2012	Change
Revenues
Asset management revenue	$10,015	$15,602	$(5,587)
Structuring revenue	6,342	7,638	(1,296)
Dealer manager fees	1,223	3,787	(2,564)
Reimbursed costs from affiliates	11,968	18,737	(6,769)
	29,548	45,764	(16,216)
Operating Expenses
General and administrative	22,340	23,548	(1,208)
Reimbursable costs	11,968	18,737	(6,769)
Depreciation and amortization	988	938	50
	35,296	43,223	(7,927)
Other Income and Expenses
Other interest income	257	488	(231)
Other income and (expenses)	31	20	11
	288	508	(220)
(Loss) income from continuing operations before income taxes	(5,460)	3,049	(8,509)
Benefit from (provision for) income taxes	2,382	(622)	3,004
Net (loss) income from investment management	(3,078)	2,427	(5,505)
Add: Net loss attributable to noncontrolling interests	517	727	(210)
Add: Net loss attributable to redeemable noncontrolling interest	50	43	7
Net (loss) income from investment management attributable to W. P. Carey	$(2,511)	$3,197	$(5,708)
Funds from operations - as adjusted (AFFO)	$9,299	$11,236	$(1,937)

The following tables present other operating data that management finds useful in evaluating results of operations:

	March 31, 2013	December 31, 2012
Total properties - Managed REITs (a)	780	774
Assets under management (millions) (a) (b)	$8,598.1	$7,870.8
Cumulative funds raised - CPA®:17 – Global offerings (millions) (c)	$2,884.5	$2,883.1
Cumulative funds raised - CWI offering (millions) (d)	$227.7	$159.6

	For the Three Months Ended March 31,
	2013	2012
Financings structured - Managed REITs (millions)	$267.8	$144.2
Consolidated investments structured - Managed REITs (millions)	$192.8	$171.7
Funds raised - CPA®:17 – Global offerings (millions) (c)	$1.3	$176.7
Funds raised - CWI offering (millions) (d)	$70.2	$11.7

(a)         Includes properties owned by the Managed REITs for all periods.

(b)         Represents the fair value of the real estate assets owned by the Managed REITs, which was calculated based upon third-party appraisals.

(c)          Reflects funds raised in the initial offering (commenced in December 2007) and the follow-on offering (commenced April 7, 2011). The follow-on offering was terminated on January 31, 2013.

(d)         Reflects funds raised in the initial offering. The initial offering commenced on March 3, 2011 once the minimum funds were raised.

W. P. Carey 3/31/2013 10-Q — 42

Asset Management Revenue

We earn asset management revenue from the Managed REITs and, until the Merger, we earned performance revenue from CPA®:15, based on the value of their real estate-related and lodging-related assets under management. This asset management revenue may increase or decrease depending upon (i) increases in the Managed REITs’ asset bases as a result of new investments; (ii) decreases in the Managed REITs’ asset bases as a result of sales of investments; and (iii) increases or decreases in the appraised value of the real estate-related and lodging-related assets in the Managed REIT investment portfolios. The availability of funds for new investments is substantially dependent on our ability to raise funds for investment by the Managed REITs through their public offerings.

For the three months ended March 31, 2013 as compared to the same period in 2012, asset management revenue decreased by $5.6 million. Asset management revenue from CPA®:15 decreased by $6.3 million during the three months ended March 31, 2013 as a result of the cessation of asset management fees and performance fees earned from CPA®:15 after the Merger in September 2012. This decrease was partially offset by an aggregate increase of $0.9 million during the three months ended March 31, 2013 from CPA®:17 – Global and CWI as a result of new investments that they entered into during 2012 and 2013.

Structuring Revenue

We earn structuring revenue when we structure investments and debt placement transactions for the Managed REITs. Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation.

For the three months ended March 31, 2013 as compared to the same period in 2012, structuring revenue decreased by $1.3 million. The decrease was primarily due to the fee rates applicable to the types of transactions structured pursuant to the terms of the advisory agreements with CPA®:17 – Global and CWI.

Dealer Manager Fees

As discussed in Note 3, we earned a dealer manager fee of up to $0.35 per share sold in connection with CPA®:17 – Global’s follow-on offering, which commenced on April 7, 2011 and terminated on January 31, 2013. We also earn a $0.30 dealer manager fee per share sold in connection with CWI’s ongoing initial public offering. We re-allow all or a portion of the dealer manager fees to selected dealers in the offerings. Dealer manager fees that are not re-allowed are classified as Dealer manager fees in the consolidated financial statements. Dealer manager fees earned are generally offset by underwriting costs incurred in connection with the offerings, which are included in General and administrative expenses.

For the three months ended March 31, 2013 as compared to the same period in 2012, dealer manager fees decreased by $2.6 million, primarily due to a decrease in shares sold in connection with CPA®:17 – Global follow-on offering, which terminated on January 31, 2013, partially offset by an increase in shares sold in connection with CWI offering in the first quarter of 2013 compared to the prior year period.

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

For the three months ended March 31, 2013 as compared to the same period in 2012, reimbursed and reimbursable costs decreased by $6.8 million, primarily due to a decrease of $13.5 million in commissions paid to broker-dealers related to the CPA®:17 – Global offering as a result of the termination of its follow-on offering on January 31, 2013. This decrease was partially offset by an increase of $4.9 million in commissions paid to broker-dealers related to the CWI offering as a result of corresponding increase in funds raised and an increase of $2.2 million in personnel costs reimbursed by the Managed REITs, primarily as a result of the change in methodology used to allocate personnel costs to the Managed REITs (Note 3).

General and Administrative

For the three months ended March 31, 2013 as compared to the same period in 2012, general and administrative expenses decreased by $1.2 million, primarily due to (i) a decrease of $5.4 million as a result of additional personnel costs allocated to the Managed REITs due to the change in the method we used to allocate personnel costs (Note 3); (ii) a decrease of $1.0 million in professional fees; (iii) a decrease of $0.9 million in underwriting costs primarily related to CPA®:17 – Global as a result of a corresponding

W. P. Carey 3/31/2013 10-Q — 43

decrease in funds raised; and (iv) a decrease of $0.7 million in other general and administrative expenses. These decreases were partially offset by an increase in compensation expense of $6.8 million. Compensation costs increased by $3.7 million due to an increase in stock-based compensation expense, which was primarily the result of revising the expected payout ratio of the PSUs issued in 2012 and 2011, and by $1.6 million due to an increase in the number of personnel during 2012.

Benefit from (Provision for) Income Taxes

For the three months ended March 31, 2013, benefit from income taxes was $2.4 million compared to provision for income taxes of $0.6 million recognized in the same period in 2012, primarily due to the net loss recognized in the current year period compared to net income recognized in the prior year period. In addition, compensation-related deductions were higher in the current year period as compared to the same period in the prior year.

Net (Loss) Income from Investment Management Attributable to W. P. Carey

For the three months ended March 31, 2013, the resulting net loss from investment management attributable to W. P. Carey was $2.5 million compared to net income of $3.2 million recognized in the prior year period.

Funds from Operations — as Adjusted (AFFO)

For the three months ended March 31, 2013 as compared to the same period in 2012, AFFO from our Investment Management segment decreased by $1.9 million, primarily as a result of the cessation of asset management fees and performance fees received from CPA®:15 after the Merger in September 2012. AFFO is a non-GAAP measure that we use to evaluate our business. For a definition of AFFO and reconciliation to net income attributable to W. P. Carey, see Supplemental Financial Measures below.

Financial Condition

Sources and Uses of Cash During the Period

We use the cash flow generated from our investments to meet our operating expenses, service debt and fund distributions to stockholders. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of the receipt of proceeds from, and the repayment of, mortgage loans and receipt of lease revenues, the receipt of the annual installment of deferred acquisition revenue and interest thereon from the CPA® REITs, our election to receive asset management fees in either shares of the Managed REITs’ common stock or cash, the timing and characterization of distributions from equity investments in real estate and the Managed REITs, the receipt of distributions of Available Cash from certain Managed REITs, and changes in foreign currency exchange rates. Despite these fluctuations, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of mortgage loans, unused capacity on our Revolver, net contributions from noncontrolling interests, and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

Cash flow from operating activities increased by $21.5 million during the three months ended March 31, 2013 as compared to the same period in 2012, primarily due to operating cash flow generated from the properties we acquired in the Merger, partially offset by a decrease in cash received for providing asset management services to the Managed REITs during the three months ended March 31, 2013 as compared to the same period in 2012 due to the cessation of such fees earned from CPA®:15 after the Merger in September 2012.

Investing Activities

Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property-related costs. During the three months ended March 31, 2013, we purchased a domestic investment for $72.4 million, which we partially funded with $25.3 million from the escrowed proceeds of a sale of a property in an exchange transaction under Section 1031 of the Code. Funds totaling $27.1 million and $25.4 million were invested in and released from, respectively, lender-held investment accounts. We also used $1.8 million to make capital improvements to various properties. We received $12.0 million in distributions from equity investments in real estate and the Managed REITs in excess of cumulative equity income. We also received cash proceeds of $11.1 million from the sale of two properties.

W. P. Carey 3/31/2013 10-Q — 44

Financing Activities

During the three months ended March 31, 2013, we paid distributions to stockholders of $45.7 million and paid distributions of $9.2 million to affiliates who hold noncontrolling interests in various entities with us. We made scheduled mortgage loan principal payments of $102.6 million. We also received mortgage financing proceeds of $99.0 million. We drew down $55.0 million from our Revolver, partially offset by repayments of $10.0 million. We received contributions of $2.5 million from affiliates who hold noncontrolling interests in various entities with us. We recognized windfall tax benefits of $10.8 million in connection with certain employees exercising their stock options and the vesting of PSUs and RSUs, which reduced our tax liability to taxing authorities.

Summary of Financing

The table below summarizes our non-recourse debt and Senior Credit Facility (dollars in thousands):

	March 31, 2013	December 31, 2012
Carrying value
Fixed rate	$1,313,139	$1,322,168
Variable rate (a)	680,196	646,229
Total	$1,993,335	$1,968,397

Percent of Total Debt
Fixed rate	66%	67%
Variable rate (a)	34%	33%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	5.5%	5.6%
Variable rate (a)	3.3%	3.4%

(a)        Variable-rate debt at March 31, 2013 included (i) $298.0 million outstanding under our Senior Credit Facility, which includes the $175.0 million outstanding under the Term Loan Facility, (ii) $245.2 million that has been effectively converted to fixed rates through interest rate swap and cap derivative instruments and (iii) $44.2 million in mortgage loan obligations that bore interest at fixed rates but have interest rate reset features that may change the interest rates to then-prevailing market fixed rates (subject to specified caps) at certain points during their term.

Cash Resources

At March 31, 2013, our cash resources consisted of the following:

•             Cash and cash equivalents totaling $111.6 million. Of this amount, $68.0 million, at then-current exchange rates, was held by foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

•             Our Revolver, with unused capacity of $321.6 million, excluding amounts reserved for outstanding letters of credit. Our lender has issued letters of credit totaling $5.4 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under the facility; and

•             We also had unleveraged properties that had an aggregate carrying value of $51.2 million at March 31, 2013, although there can be no assurance that we would be able to obtain financing for these properties.

Our cash resources can be used for working capital needs and other commitments and may be used for future investments. We continue to evaluate fixed-rate financing options, such as obtaining non-recourse financing on our unleveraged properties.

Cash Requirements

During the next 12 months, we expect that cash payments will include paying distributions to our stockholders and to our affiliates who hold noncontrolling interests in entities we control and making scheduled mortgage loan principal payments, including mortgage

W. P. Carey 3/31/2013 10-Q — 45

balloon payments totaling $64.8 million, as well as other normal recurring operating expenses. There are no mortgage balloon payments due on our equity investments during the next 12 months.

We expect to fund future investments, any capital expenditures on existing properties and scheduled debt maturities on non-recourse mortgage loans through cash generated from operations, the use of our cash reserves or unused amounts on our Revolver and equity or debt offerings.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at March 31, 2013 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse debt — Principal (a)	$1,709,609	$117,873	$581,965	$340,286	$669,485
Senior Credit Facility — Principal (b)	298,000	-	298,000	-	-
Interest on borrowings (c)	434,962	94,239	133,640	88,102	118,981
Shares repurchased (d)	40,000	40,000	-	-	-
Operating and other lease commitments (e)	32,873	3,205	6,029	7,620	16,019
Property improvement commitments	7,344	7,344	-	-	-
	$2,522,788	$262,661	$1,019,634	$436,008	$804,485

(a)         Excludes an unamortized discount of $14.3 million (Note 10).

(b)         Our $625.0 million Senior Credit Facility is scheduled to mature in December 2014, unless extended pursuant to its terms. Amount in the table includes borrowings under our Revolver and $175.0 million outstanding under the Term Loan Facility.

(c)          Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at March 31, 2013.

(d)         Represents our remaining commitment to repurchase shares from the Estate at March 31, 2013. On April 4, 2013, we repurchased the remaining $40.0 million of common stock under this commitment (Note 3).

(e)          Operating and other lease commitments consist primarily of the future minimum rents payable on the lease for our principal offices. We are reimbursed by the Managed REITs for their share of the future minimum rents pursuant to their respective advisory agreements with us. These amounts are allocated among the entities based on gross revenues and are adjusted quarterly.

Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at March 31, 2013, which consisted primarily of the euro. At March 31, 2013, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Equity Method Investments

We have unconsolidated investments that own single-tenant properties net leased to companies. Generally, the underlying investments are jointly-owned with our affiliates. At March 31, 2013, on a combined basis, these investments had total assets and third party debt of $1.3 billion and $778.4 million, respectively. At that date, our pro rata share of their aggregate debt was $287.1 million. Cash requirements with respect to our share of these debt obligations are discussed above under Cash Requirements.

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

W. P. Carey 3/31/2013 10-Q — 46

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

W. P. Carey 3/31/2013 10-Q — 47

FFO and AFFO were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012

Real Estate Ownership
Net income from real estate ownership attributable to W. P. Carey (a)	$16,692	$9,093
Adjustments:
Depreciation and amortization of real property	29,687	6,147
Impairment charges	3,279	5,724
Loss (gain) on sale of real estate, net	931	181
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	3,154	898
Loss (gain) on sale of real estate, net	-	142
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(4,267)	(434)
Total adjustments	32,784	12,658
FFO (as defined by NAREIT) - Real Estate Ownership	49,476	21,751
Adjustments:
Loss on extinguishment of debt	74	-
Other gains, net	(270)	-
Other depreciation, amortization and non-cash charges	800	(211)
Stock-based compensation	174	-
Deferred tax expense	(1,025)	(652)
Realized losses on foreign currency, derivatives and other (b)	52	-
Amortization of deferred financing costs	511	464
Straight-line and other rent adjustments	(2,169)	(1,115)
Above- and below-market rent intangible lease amortization, net (b)	7,256	-
Merger expenses	111	2,103
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at AFFO:
Other depreciation, amortization and non-cash charges	195	-
Straight-line and other rent adjustments	(188)	(413)
Above- and below-market rent intangible lease amortization, net	271	-
AFFO adjustments to equity earnings from equity investments	9,249	6,926
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	(1,561)	(20)
Total adjustments	13,480	7,082
AFFO - Real Estate Ownership	$62,956	$28,833

Investment Management
Net income from investment management attributable to W. P. Carey (a)	$(2,511)	$3,197
FFO (as defined by NAREIT) - Investment Management	$(2,511)	$3,197
Adjustments:
Other depreciation, amortization and other non-cash charges	262	258
Stock-based compensation	8,975	5,260
Deferred tax expense	2,253	2,236
Realized gains on foreign currency	2	-
Amortization of deferred financing costs	318	285
Total adjustments	11,810	8,039
AFFO - Investment Management	$9,299	$11,236
Total Company
FFO - as defined by NAREIT	$46,965	$24,948
AFFO	$72,255	$40,069

W. P. Carey 3/31/2013 10-Q — 48

(a)         Effective April 1, 2012, we include distributions of Available Cash received from the operating partnerships of the Managed REITs and deferred revenue earned from our special member interest in CPA®:16 – Global’s operating partnership in our Real Estate Ownership segment. Results of operations for the prior period have been reclassified to conform to the current period presentation.

(b)         These adjustments are significant and recurring subsequent to the Merger and were not included in the AFFO calculation for the three months ended March 31, 2012.

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable-rate debt service obligations of the loan to a fixed rate or limit the underlying interest rate from exceeding a specified strike rate, respectively. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At March 31, 2013, we estimate that the net fair value of our interest rate swaps and caps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $19.6 million.

W. P. Carey 3/31/2013 10-Q — 49

At March 31, 2013, a significant portion (approximately 80%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at March 31, 2013 ranged from 2.7% to 10.0%. The annual interest rates on our variable-rate debt at March 31, 2013 ranged from 1.2% to 8.5%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at March 31, 2013 (in thousands):

	2013 (remainder)	2014	2015	2016	2017	Thereafter	Total	Fair value
Fixed-rate debt (a)	$52,259	$284,914	$220,048	$80,984	$117,547	$572,049	$1,327,801	$1,329,037
Variable-rate debt (a)	$31,591	$387,374	$10,821	$6,918	$9,433	$233,671	$679,808	$675,530

(a)         Amounts are based on the applicable exchange rates at March 31, 2013.

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or that has been subject to interest rate caps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at March 31, 2013 by an aggregate increase of $70.0 million or an aggregate decrease of $69.0 million, respectively. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed-rates at March 31, 2013 would increase or decrease by $3.0 million for each respective 1% change in annual interest rates. As more fully described under Financial Condition — Summary of Financing in Item 2 above, a portion of the debt classified as variable-rate debt in the tables above bore interest at fixed rates at March 31, 2013 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. Such debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own investments in the European Union and Asia and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing our debt service obligation on an investment in the same currency as the tenant’s rental obligation to us. This reduces our overall exposure to the net cash flow from that investment. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of various foreign currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the three months ended March 31, 2013, we recognized net realized and unrealized foreign currency transaction loss of $0.1 million and $1.0 million, respectively. These losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the euro on accrued interest receivable on notes receivable from consolidated subsidiaries.

We enter into foreign currency forward contracts to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. The net estimated fair value of our foreign currency forward contracts, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net asset position of $0.3 million at March 31, 2013. We obtain non-recourse mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of March 31, 2013, for the remainder of 2013, each of the next four years and thereafter, are as follows (in thousands):

Lease Revenues (a)	2013 (remainder)	2014	2015	2016	2017	Thereafter	Total
Euro	$64,781	$78,937	$66,146	$59,189	$49,596	$370,544	$689,193
British pound sterling	1,027	1,482	1,482	1,482	1,482	29,909	36,864
	$65,808	$80,419	$67,628	$60,671	$51,078	$400,453	$726,057

W. P. Carey 3/31/2013 10-Q — 50

Scheduled debt service payments (principal and interest) for mortgage notes payable for our consolidated foreign operations as of March 31, 2013 for the remainder of 2013, each of the next four years and thereafter, are as follows (in thousands):

Debt service (a) (b)	2013 (remainder)	2014	2015	2016	2017	Thereafter	Total
Euro (c)	$59,262	$185,447	$172,282	$26,882	$13,287	$215,184	$672,344
British pound sterling (d)	529	775	10,409	-	-	-	11,713
	$59,791	$186,222	$182,691	$26,882	$13,287	$215,184	$684,057

(a)         Amounts are based on the applicable exchange rates at March 31, 2013. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)         Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at March 31, 2013.

(c)          We estimate that for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected property level cash flow at March 31, 2013 of less than $0.1 million.

(d)         We estimate that for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected property level cash flow at March 31, 2013 of $0.3 million.

As a result of scheduled balloon payments on our international non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2014 and 2015. In 2014 and 2015, balloon payments totaling $143.4 million and $158.9 million, respectively, are due in each year on several non-recourse mortgage loans that are collateralized by properties that we own with affiliates. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If that has not occurred, we would expect to use our cash resources, including unused capacity on our Revolver, to make these payments, if necessary.

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2013, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2013 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

W. P. Carey 3/31/2013 10-Q — 51

PART II

Item 6. Exhibits, Financial Statement Schedules.

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from W. P. Carey Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Equity for the three months ended March 31, 2013 and the year ended December 31, 2012, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2013 10-Q — 52

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.
Date: May 7, 2013
	By:	/s/ Catherine D. Rice
Catherine D. Rice
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2013
	By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 3/31/2013 10-Q — 53

EXHIBIT INDEX

The following exhibits are filed as part of this Report, except where indicated.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from W. P. Carey Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Equity for the three months ended March 31, 2013 and the year ended December 31, 2012, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2013 10-Q — 54