Form 10-Q
period 2013-06-30
W. P. Carey Inc.
filed 2013-08-06
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑                                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Registrant has 68,234,044 shares of common stock, $0.001 par value, outstanding at July 31, 2013.

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

W. P. Carey 6/30/2013 10-Q — 1

PART I

Item 1. Financial Statements.

W. P. CAREY INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entities (“VIEs”) of $78,745 and $78,745, respectively)	$2,450,868	$2,334,488
Operating real estate, at cost	98,756	99,703
Accumulated depreciation (inclusive of amounts attributable to consolidated VIEs of $17,181 and $16,110, respectively)	(165,009)	(136,068)
Net investments in properties	2,384,615	2,298,123
Net investments in direct financing leases (inclusive of amounts attributable to consolidated VIEs of $18,026 and $23,921, respectively)	360,701	376,005
Assets held for sale	21,256	1,445
Equity investments in real estate and the Managed REITs	559,361	565,626
Net investments in real estate	3,325,933	3,241,199
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIEs of $37 and $17, respectively)	62,765	123,904
Due from affiliates	28,670	36,002
Goodwill	328,011	329,132
In-place lease intangible assets, net (inclusive of amounts attributable to consolidated VIEs of $3,600 and $3,823, respectively)	465,931	447,278
Above-market rent intangible assets, net (inclusive of amounts attributable to consolidated VIEs of $2,658 and $2,773, respectively)	269,355	279,885
Other intangible assets, net (inclusive of amounts attributable to consolidated VIEs of $279 and $297, respectively)	12,256	10,200
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $4,628 and $4,232, respectively)	142,439	141,442
Total assets	$4,635,360	$4,609,042

Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of amounts attributable to consolidated VIEs of $29,638 and $30,326, respectively)	$1,686,155	$1,715,397
Senior credit facility	385,000	253,000
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to consolidated VIEs of $7,172 and $7,659, respectively) (Note 3)	272,595	265,132
Income taxes, net	13,458	24,959
Distributions payable	58,036	45,700
Total liabilities	2,415,244	2,304,188
Redeemable noncontrolling interest	7,082	7,531
Redeemable securities - related party (Note 3)	-	40,000
Commitments and contingencies (Note 11)
Equity:
W. P. Carey stockholders’ equity:
Common stock, $0.001 par value, 450,000,000 shares authorized; 69,250,568 and 68,901,933 shares issued, respectively; and 68,217,189 and 68,485,525 shares outstanding, respectively	69	69
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	-	-
Additional paid-in capital	2,234,450	2,175,820
Distributions in excess of accumulated earnings	(233,107)	(172,182)
Deferred compensation obligation	13,411	8,358
Accumulated other comprehensive loss	(2,984)	(4,649)
Less, treasury stock at cost, 1,033,379 and 416,408 shares, respectively	(60,270)	(20,270)
Total W. P. Carey stockholders’ equity	1,951,569	1,987,146
Noncontrolling interests	261,465	270,177
Total equity	2,213,034	2,257,323
Total liabilities and equity	$4,635,360	$4,609,042

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2013 10-Q — 2

W. P. CAREY INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Lease revenues:
Rental income	$66,498	$14,554	$131,417	$29,188
Interest income from direct financing leases	9,412	1,913	18,924	4,038
Total lease revenues	75,910	16,467	150,341	33,226
Asset management revenue from affiliates	10,355	15,636	20,369	31,238
Structuring revenue from affiliates	6,422	3,622	12,764	11,260
Dealer manager fees	2,320	4,080	3,542	7,867
Reimbursed costs from affiliates	15,467	20,484	27,435	39,221
Other real estate income	8,582	6,810	17,110	12,569
	119,056	67,099	231,561	135,381
Operating Expenses
General and administrative	30,250	26,581	59,223	53,491
Reimbursable costs	15,467	20,484	27,435	39,221
Depreciation and amortization	30,927	6,424	61,454	12,881
Property expenses	5,531	3,025	10,602	5,055
Other real estate expenses	2,782	2,431	5,515	4,930
Impairment charges	-	-	1,071	-
	84,957	58,945	165,300	115,578
Other Income and Expenses
Other interest income	316	155	686	658
Net income from equity investments in real estate and the Managed REITs	32,541	28,345	43,197	42,331
Other income and (expenses)	1,877	1,216	2,969	1,524
Interest expense	(26,912)	(7,128)	(53,706)	(14,408)
	7,822	22,588	(6,854)	30,105
Income from continuing operations before income taxes	41,921	30,742	59,407	49,908
Benefit from income taxes	1,122	1,882	2,355	187
Income from continuing operations	43,043	32,624	61,762	50,095
Discontinued Operations
Income (loss) from operations of discontinued properties	3,118	(93)	3,306	11
Gain (loss) on sale of real estate	1,313	(298)	382	(479)
Gain on extinguishment of debt	13	-	84	-
Impairment charges	(1,671)	(1,003)	(3,879)	(6,728)
Income (loss) from discontinued operations, net of tax	2,773	(1,394)	(107)	(7,196)
Net Income	45,816	31,230	61,655	42,899
Net (income) loss attributable to noncontrolling interests	(2,692)	480	(4,400)	1,058
Add: Net loss attributable to redeemable noncontrolling interest	43	67	93	110
Net Income Attributable to W. P. Carey	$43,167	$31,777	$57,348	$44,067

Basic Earnings Per Share
Income from continuing operations attributable to W. P. Carey	$0.59	$0.82	$0.83	$1.26
Income (loss) from discontinued operations attributable to W. P. Carey	0.04	(0.04)	-	(0.18)
Net income attributable to W. P. Carey	$0.63	$0.78	$0.83	$1.08

Diluted Earnings Per Share
Income from continuing operations attributable to W. P. Carey	$0.58	$0.80	$0.82	$1.23
Income (loss) from discontinued operations attributable to W. P. Carey	0.04	(0.03)	(0.01)	(0.17)
Net income attributable to W. P. Carey	$0.62	$0.77	$0.81	$1.06

Weighted Average Shares Outstanding
Basic	68,406,771	40,047,220	68,776,108	40,218,677
Diluted	69,493,902	40,757,055	69,870,849	40,828,646

Amounts Attributable to W. P. Carey
Income from continuing operations, net of tax	$40,419	$33,171	$57,506	$51,263
Income (loss) from discontinued operations, net of tax	2,748	(1,394)	(158)	(7,196)
Net income attributable to W. P. Carey	$43,167	$31,777	$57,348	$44,067

Distributions Declared Per Share	$0.840	$0.567	$1.660	$1.132

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2013 10-Q — 3

W. P. CAREY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income	$45,816	$31,230	$61,655	$42,899
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	5,094	(4,823)	(4,658)	(2,305)
Realized and unrealized gain (loss) on derivative instruments	2,080	(937)	5,255	(581)
Change in unrealized depreciation on marketable securities	-	(2)	-	(5)
	7,174	(5,762)	597	(2,891)
Comprehensive Income	52,990	25,468	62,252	40,008

Amounts Attributable to Noncontrolling Interests
Net (income) loss	(2,692)	480	(4,400)	1,058
Foreign currency translation adjustments	(742)	628	1,047	297
Comprehensive (income) loss attributable to noncontrolling interests	(3,434)	1,108	(3,353)	1,355

Amounts Attributable to Redeemable Noncontrolling Interest
Net loss	43	67	93	110
Foreign currency translation adjustments	(2)	14	21	5

Comprehensive loss attributable to redeemable noncontrolling interest	41	81	114	115
Comprehensive Income Attributable to W. P. Carey	$49,597	$26,657	$59,013	$41,478

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2013 10-Q — 4

W. P. CAREY INC.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2013 and the Year Ended December 31, 2012

(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
					Distributions		Accumulated
	Common Stock			Additional	in Excess of	Deferred	Other		Total
	No Par Value	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	Treasury	W. P. Carey	Noncontrolling
	Shares	Shares	Amount	Capital	Earnings	Obligation	Loss	Stock	Stockholders	Interests	Total
Balance at January 1, 2012	39,729,018	-	$-	$779,071	$(95,046)	$7,063	$(8,507)	$-	$682,581	$33,821	$716,402
Exchange of shares of W. P. Carey & Co. LLC for shares of W. P. Carey Inc. in connection with the CPA®:15 Merger	(39,834,827)	39,834,827	40	(40)	-	-	-	-	-	-	-
Shares issued to stockholders of CPA®:15 in connection with the CPA®:15 Merger	-	28,170,643	28	1,380,333	-	-	-	-	1,380,361	-	1,380,361
Purchase of noncontrolling interests in connection with the CPA®:15 Merger	-	-	-	(154)	-	-	-	-	(154)	237,513	237,359
Reclassification of Estate shareholders shares	-	-	-	(40,000)	-	-	-	-	(40,000)	-	(40,000)
Exercise of stock options and employee purchase under the employee share purchase plan	30,993	13,768	-	1,553	-	-	-	-	1,553	-	1,553
Cash proceeds on issuance of shares to third party, net	-	937,500	1	44,999	-	-	-	-	45,000	-	45,000
Grants issued in connection with services rendered	427,425	3,822	-	-	-	-	-	-	-	-	-
Shares issued under share incentive plans	238,728	27,044	-	646	-	-	-	-	646	-	646
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	-	3,291	3,291
Forfeitures of shares	(29,919)	-	-	-	-	-	-	-	-	-	-
Windfall tax benefits - share incentive plans	-	-	-	10,185	-	-	-	-	10,185	-	10,185
Stock-based compensation expense	-	-	-	25,067	-	971	-	-	26,038	-	26,038
Redemption value adjustment	-	-	-	(840)	-	-	-	-	(840)	-	(840)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(6,649)	(6,649)
Distributions declared ($2.44 per share)	-	-	-	-	(139,268)	324	-	-	(138,944)	-	(138,944)
Purchase of treasury stock from related parties (Note 3)	(561,418)	(416,408)	-	-	-	-	-	(45,270)	(45,270)	-	(45,270)
Cancelation of shares	-	(85,671)	-	(25,000)	-	-	-	25,000	-	-	-
Net income	-	-	-	-	62,132	-	-	-	62,132	607	62,739
Other comprehensive income:
Foreign currency translation adjustments	-	-	-	-	-	-	6,127	-	6,127	1,594	7,721
Unrealized loss on derivative instruments	-	-	-	-	-	-	(2,262)	-	(2,262)	-	(2,262)
Change in unrealized appreciation on marketable securities	-	-	-	-	-	-	(7)	-	(7)	-	(7)
Balance at December 31, 2012	-	68,485,525	69	2,175,820	(172,182)	8,358	(4,649)	(20,270)	1,987,146	270,177	2,257,323
Reclassification of Estate shareholders shares	-	-		40,000	-	-	-	-	40,000	-	40,000
Exercise of stock options and employee purchase under the employee share purchase plan	-	49,054	-	1,970	-	-	-	-	1,970	-	1,970
Shares issued under share incentive plans	-	299,581	-	(7,958)	-	-	-	-	(7,958)	-	(7,958)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	-	2,830	2,830
Windfall tax benefits - share incentive plans	-	-	-	11,556	-	-	-	-	11,556	-	11,556
Stock-based compensation expense	-	-	-	13,062	-	4,516	-	-	17,578	-	17,578
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(14,913)	(14,913)
Distributions declared ($1.66 per share)	-	-	-	-	(118,273)	537	-	-	(117,736)	-	(117,736)
Purchase of treasury stock from related party (Note 3)	-	(616,971)	-	-	-	-	-	(40,000)	(40,000)	-	(40,000)
Foreign currency translation	-	-	-	-	-	-	-	-	-	18	18
Net income	-	-	-	-	57,348	-	-	-	57,348	4,400	61,748
Other comprehensive income:
Foreign currency translation adjustments	-	-	-	-	-	-	(3,590)	-	(3,590)	(1,047)	(4,637)
Unrealized gain on derivative instruments	-	-	-	-	-	-	5,255	-	5,255	-	5,255
Balance at June 30, 2013	-	68,217,189	$69	$2,234,450	$(233,107)	$13,411	$(2,984)	$(60,270)	$1,951,569	$261,465	$2,213,034

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2013 10-Q — 5

W. P. CAREY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash Flows — Operating Activities
Net income	$61,655	$42,899
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	67,658	15,054
Income from equity investments in real estate and the Managed REITs in excess of distributions received	(22,338)	(17,013)
Straight-line rent and amortization of rent-related intangibles	9,646	(2,016)
Amortization of deferred revenue	(4,718)	(4,718)
Gain on sale of real estate	(50)	(1,505)
Unrealized (gain) loss on foreign currency transactions and others	(3,220)	23
Realized loss on foreign currency transactions and other	181	535
Management income received in shares of Managed REITs	(20,215)	(14,005)
Impairment charges	4,950	6,728
Stock-based compensation expense	17,578	9,755
Deferred acquisition revenue received	12,402	13,322
Increase in structuring revenue receivable	(2,285)	(4,906)
Decrease in income taxes, net	(11,507)	(7,186)
Increase in prepaid taxes	(16,143)	(5,020)
Payments for withholding taxes upon delivery of equity-based awards and exercises of stock options	(10,435)	(4,396)
Net changes in other operating assets and liabilities	(11,706)	(15,746)
Net Cash Provided by Operating Activities	71,453	11,805

Cash Flows — Investing Activities
Distributions received from equity investments in real estate and the Managed REITs in excess of equity income	21,907	15,909
Capital contributions to equity investments	(1,455)	(180)
Purchases of real estate	(183,554)	-
Capital expenditures	(5,806)	(1,812)
Proceeds from sale of real estate and equity investments	48,902	25,195
Funds placed in escrow	(73,993)	(5,577)
Funds released from escrow	95,536	7,647
Other investing activities, net	(176)	198
Net Cash (Used in) Provided by Investing Activities	(98,639)	41,380

Cash Flows — Financing Activities
Distributions paid	(102,923)	(46,013)
Contributions from noncontrolling interests	2,830	1,480
Distributions paid to noncontrolling interests	(15,228)	(1,165)
Purchase of treasury stock from related party (Note 3)	(40,000)	-
Scheduled payments of mortgage principal	(121,836)	(10,262)
Proceeds from mortgage financing	99,000	1,250
Proceeds from senior credit facility	230,000	15,000
Repayments of senior credit facility	(98,000)	(15,000)
Funds released from escrow	(463)	-
Payment of financing costs and mortgage deposits, net of deposits refunded	(305)	(123)
Proceeds from exercise of stock options and employee purchase under the employee share purchase plan	1,970	5,692
Windfall tax benefit associated with stock-based compensation awards	11,556	6,607
Net Cash Used in Financing Activities	(33,399)	(42,534)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(554)	(148)
Net (decrease) increase in cash and cash equivalents	(61,139)	10,503
Cash and cash equivalents, beginning of period	123,904	29,297
Cash and cash equivalents, end of period	$62,765	$39,800

(Continued)

W. P. Carey 6/30/2013 10-Q — 6

W. P. CAREY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Continued)

Supplemental non-cash investing and financing activities:

During the six months ended June 30, 2013, we reclassified $5.6 million of properties from Net investment in direct financing leases to Real estate in connection with the restructuring of two leases (Note 4).

During the six months ended June 30, 2013, we reclassified $20.0 million of Real estate, net and $1.3 million of net lease intangible assets to Assets held for sale in connection with anticipated sales of properties (Note 4).

During the second quarter of 2013 and 2012, we declared distributions totaling $58.0 million and $23.0 million, respectively, which were paid on July 15, 2013 and July 16, 2012, respectively.

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2013 10-Q — 7

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

We have sponsored a series of sixteen income-generating funds that invest in commercial real estate, under the Corporate Property Associates brand name (the “CPA® REITs”). We are currently the advisor to Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”), Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global”) and Corporate Property Associates 18 – Global Incorporated (“CPA®:18 – Global”). We are also the advisor to Carey Watermark Investors Incorporated (“CWI” and, together with CPA®:16 – Global and CPA®:17 – Global, the “Managed REITs”), which invests in lodging and lodging-related properties.

We were formed as a corporation under the laws of Maryland on February 15, 2012. On September 28, 2012, Corporate Property Associates 15 Incorporated (“CPA®:15”) merged with and into us, with CPA®:15 surviving as an indirect, wholly-owned subsidiary of ours (the “CPA®:15 Merger”). In connection with the CPA®:15 Merger, W. P. Carey & Co. LLC, our predecessor, which was formed under the laws of Delaware on July 15, 1996, completed an internal reorganization whereby our predecessor and its subsidiaries merged with and into us with W. P. Carey as the surviving corporation, succeeding to and continuing to operate the existing business of our predecessor (“REIT Reorganization”). Upon completion of the CPA®:15 Merger and the REIT Reorganization, the shares of our predecessor were delisted from the New York Stock Exchange (“NYSE”) and canceled, and our common stock became listed on the NYSE under the same symbol, “WPC.”

Primary Reportable Segments

Real Estate Ownership — We own and invest in commercial properties primarily in the United States (“U.S.”) and Europe that are leased to companies, primarily on a triple-net lease basis. At June 30, 2013, our portfolio was comprised of our full or partial ownership interest in 423 properties. Substantially all of these properties, totaling approximately 39.5 million square feet, were net leased to 123 tenants, with an occupancy rate of approximately 98.9%. Collectively, at June 30, 2013, the Managed REITs owned all or a portion of over 700 properties, including certain properties in which we have an ownership interest. Substantially all of these properties, totaling approximately 77.3 million square feet, were net leased to 216 tenants, with an average occupancy rate of approximately 98.8%.

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

We generate acquisition revenue when we structure and negotiate investments and related financing for the Managed REITs. We may also be entitled, subject to the approval by the boards of directors of certain of the Managed REITs, to fees for structuring loan refinancings. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue. We earn ongoing asset management revenue from each Managed REIT, which is based on average invested assets and is calculated according to the advisory agreement for each Managed REIT. We may also earn revenue related to the disposition of properties, subject to subordination provisions, which will only be recognized as the relevant conditions are met. Such revenue may include subordinated disposition revenue when assets are sold as well as a percentage of the net cash proceeds distributable to stockholders from the disposition of properties, after recoupment by stockholders of their initial investment plus a specified preferred return. We may earn incentive or termination revenue in connection with providing liquidity to the stockholders of the Managed REITs, although these

W. P. Carey 6/30/2013 10-Q — 8

Notes to Consolidated Financial Statements

events do not occur every year. However, in the event they do occur, we may waive the incentive or termination fee we would have been entitled to receive from the Managed REITs pursuant to the terms of our advisory agreements with the Managed REITs, which was the case in the CPA®:15 Merger and will be the case under the terms of the merger agreement between us and CPA®:16 – Global (Note 15). We will not receive a termination payment in circumstances where we receive incentive revenue.

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

Basis of Consolidation

The consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries and our tenancy-in-common interests as described below. The portion of equity in a consolidated subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

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

We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Fixed price purchase and renewal options within a lease as well as certain decision-making rights within a loan can cause us to consider an entity a VIE. During the six months ended June 30, 2013, we did not identify any new VIEs.

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

In November 2012, we filed a registration statement with the SEC to sell up to $1.0 billion of common stock of CPA®:18 – Global in an initial public offering plus up to an additional $400.0 million of its common stock under a dividend reinvestment plan. This registration statement was declared effective by the SEC on May 7, 2013. Through June 30, 2013, the financial activity of CPA®:18 – Global, which had no significant assets, liabilities or operations, was included in our consolidated financial statements. On July 25, 2013, upon CPA®:18 – Global reaching its minimum offering proceeds and admitting new stockholders, we deconsolidated CPA®:18 – Global and began to account for our interests in it under the equity method (Note 15).

W. P. Carey 6/30/2013 10-Q — 9

Notes to Consolidated Financial Statements

Accounting Policy

Internal-Use Software Development Costs-In accordance with Accounting Standards Codification 350-40-25, we expense costs associated with the assessment stage of software development projects. Upon completion of the preliminary project assessment stage, we capitalize internal and external costs associated with the application development stage, including the costs associated with software that allows for the conversion of our old data to our new system. We expense the costs of training and data conversion. We also expense costs associated with the post-implementation and operation stage, including maintenance and specified upgrades; however, we capitalize internal and external costs associated with significant upgrades to existing systems that result in additional functionality. Capitalized costs are amortized on a straight-line basis over the software’s estimated useful life, which is three to five years. Periodically, we reassess the useful life considering technology, obsolescence and other factors.

Out-of-Period Adjustment

During the second quarter of 2012, we identified an error in the consolidated financial statements related to the misapplication of accounting guidance on the expropriation of land related to two investments. We concluded that this adjustment was not material, individually or in the aggregate, to our results for this or any of the prior periods, and as such, we recorded an out-of-period adjustment to increase our income from operations by $1.8 million within continuing operations primarily attributable to an increase in Other income and (expenses) of $2.0 million in the consolidated statements of income for the three and six months ended June 30, 2012.

New Accounting Requirements

The following Accounting Standards Updates (“ASUs”) promulgated by the Financial Accounting Standards Board (“FASB”) are applicable to us as indicated:

ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities — In January 2013, the FASB issued an update to ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting or similar arrangement. These amendments did not have a significant impact on our financial position or results of operations and are applicable to us for our interim and annual reports beginning in 2013 and has been applied retrospectively.

ASU 2013-02, Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income — In February 2013, the FASB issued ASU 2013-02 requiring entities to disclose additional information about items reclassified out of accumulated other comprehensive income. This ASU impacts the form of our disclosures only, is applicable to us for our interim and annual reports beginning in 2013 and has been applied retrospectively. The related additional disclosures are located in Note 12.

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

W. P. Carey 6/30/2013 10-Q — 10

Notes to Consolidated Financial Statements

ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, a Consensus of the FASB Emerging Issues Task Force — In July 2013, the FASB issued ASU 2013-10, which permits the Fed Funds Effective Swap Rate, also referred to as the “Overnight Index Swap Rate,” to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the U.S. government and London Interbank Offered Rate (“LIBOR”) swap rate. The update also removes the restriction on the use of different benchmark rates for similar hedges. This ASU will be applicable to us for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.

Note 3. Agreements and Transactions with Related Parties

Advisory Agreements with the Managed REITs

We have advisory agreements with each of the Managed REITs pursuant to which we earn fees and are entitled to receive cash distributions. These agreements are scheduled to expire on September 30, 2013 unless otherwise renewed pursuant to their terms. The following tables present a summary of revenue earned and/or cash received from the Managed REITs included in the consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Asset management revenue (a)	$10,335	$15,611	$20,328	$31,192
Structuring revenue	6,422	3,622	12,764	11,260
Dealer manager fees	2,320	4,080	3,542	7,867
Reimbursed costs from affiliates (a)	15,467	20,300	27,435	38,817
Distributions of Available Cash	8,677	7,463	16,568	14,437
Deferred revenue earned	2,123	2,123	4,246	4,246
	$45,344	$53,199	$84,883	$107,819

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
CPA®:15	$-	$7,049	$-	$14,417
CPA®:16 – Global	12,667	12,424	26,591	25,548
CPA®:17 – Global	13,858	30,439	28,613	63,421
CWI	18,819	3,287	29,679	4,433
	$45,344	$53,199	$84,883	$107,819

___________

(a)         Excludes amounts received from third-parties.

The following table presents a summary of Due from affiliates (in thousands):

	June 30, 2013	December 31, 2012
Deferred acquisition fees receivable	$18,537	$28,654
Reimbursable costs	905	1,457
Organization and offering costs	6,721	4,920
Accounts receivable	2,459	182
Asset management fee receivable	48	789
	$28,670	$36,002

Asset Management Revenue

We earn asset management revenue from each Managed REIT, which is based on average invested assets and is calculated according to the advisory agreement for each Managed REIT. For CPA®:15 prior to the CPA®:15 Merger, this revenue generally totaled 1% per annum, with a portion of this revenue, or 0.5%, contingent upon the achievement of specific performance criteria. For CPA®:16 – Global, we earn asset management revenue of 0.5% of average invested assets. For CPA®:17 – Global, we earn asset management

W. P. Carey 6/30/2013 10-Q — 11

Notes to Consolidated Financial Statements

revenue ranging from 0.5% of the average market value for long-term net leases and certain other types of real estate investments up to 1.75% of average equity value for certain types of securities. For CWI, we earn asset management revenue of 0.5% of the average market value of lodging-related investments. We also receive up to 10% of distributions of Available Cash, as defined in the respective advisory agreements, from the operating partnerships of each of the Managed REITs.

Under the terms of the advisory agreements, we may elect to receive cash or shares of stock for asset management revenue due from each Managed REIT. In 2013, we elected to receive all asset management revenue from each Managed REIT in its respective shares. For 2012, we elected to receive all asset management revenue from CPA®:15 prior to the CPA®:15 Merger in cash, 50% of asset management revenue from CPA®:16 – Global in its shares with the remaining 50% payable in cash and all asset management revenue from CPA®:17 – Global and CWI in their respective shares.

Structuring Revenue

Under the terms of the advisory agreements, we earn revenue in connection with structuring and negotiating investments and related financing for the Managed REITs, which we call acquisition revenue. We may receive acquisition revenue of 4.5% of the total aggregate cost of long-term net lease investments made by each CPA® REIT. A portion of this revenue (generally 2.5%) is paid when the transaction is completed, while the remainder (generally 2%) is payable in annual installments ranging from three to eight years, provided the relevant CPA® REIT meets its performance criterion. For certain types of non-long term net lease investments acquired on behalf of CPA®:17 – Global, initial acquisition revenue may range from 0% to 1.75% of the equity invested plus the related acquisition revenue, with no deferred acquisition revenue being earned. For CWI, we earn initial acquisition revenue of 2.5% of the total investment cost of the properties acquired and loans originated by us not to exceed 6% of the aggregate contract purchase price of all investments and loans with no deferred acquisition revenue being earned. We may also be entitled to fees for structuring loan refinancings of up to 1% of the principal amount. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue.

Unpaid transaction fees, including accrued interest, are included in Due from affiliates in the consolidated financial statements. Unpaid transaction fees bear interest at annual rates ranging from 5% to 7%.

Reimbursed Costs from Affiliates and Dealer Manager Fees

The Managed REITs reimburse us for certain costs, primarily broker/dealer commissions paid on behalf of the Managed REITs and marketing and personnel costs. Since October 1, 2012, when advisory agreements with CPA®:16 – Global and CPA®:17 – Global were amended, personnel costs are allocated based on the revenues of each of the Managed REITs rather than the method utilized before that date, which involved an allocation of time charges incurred by our personnel for such CPA® REIT. In addition, we earned a selling commission of up to $0.65 per share sold and a dealer manager fee of up to $0.35 per share sold from CPA®:17 – Global through its public offering, which was terminated in January 2013. We also receive a selling commission of up to $0.70 per share sold and a dealer manager fee of up to $0.30 per share sold from CWI. We re-allow all or a portion of the dealer manager fees to selected dealers in the offerings. Dealer manager fees that are not re-allowed are classified as Dealer manager fees.

Pursuant to its advisory agreement, CWI is obligated to reimburse us for all organization costs and a portion of offering costs incurred in connection with its offering, up to a maximum amount (excluding selling commissions and the dealer manager fee) of 2% of the gross proceeds of its offering and distribution reinvestment plan. Through June 30, 2013, we have incurred organization and offering costs on behalf of CWI of approximately $8.8 million. However, at June 30, 2013, CWI was only obligated to reimburse us $7.3 million of these costs because of the 2% limitation described above, and $5.5 million had been reimbursed as of that date.

Distributions of Available Cash and Deferred Revenue Earned

We are entitled to receive distributions of our proportionate share of earnings up to 10% of the Available Cash from the Managed REITs, as defined in the respective advisory agreements, from their operating partnerships. In connection with the merger in the second quarter of 2011 between Corporate Property Associates 14 Incorporated (“CPA®:14”) and CPA®:16 – Global, we acquired a special member interest (“Special Member Interest”) in CPA®:16 – Global’s operating partnership. We initially recorded this Special Member Interest at its fair value, which is amortized into earnings over the expected period of performance considering the estimated life of the entity. Cash distributions of our proportionate share of earnings from the CPA®:16 – Global and CPA®:17 – Global operating partnerships as well as deferred revenue earned from our Special Member Interest in CPA®:16 – Global’s operating partnership are recorded as Income from equity investments in real estate and the Managed REITs within the Real Estate Ownership segment. We have not yet earned or received any distributions of our proportionate share of earnings from CWI’s operating partnership.

W. P. Carey 6/30/2013 10-Q — 12

Notes to Consolidated Financial Statements

CPA®:18 – Global

Effective May 7, 2013, we entered into an advisory agreement with CPA®:18 – Global pursuant to which we perform certain services for CPA®:18 – Global under a fee arrangement, including managing the offering, the identification, evaluation, negotiation, purchase, and disposition of real estate and related assets, day-to-day management, and the performance of certain administrative duties. We will also receive acquisition fees, a portion of which is payable upon acquisition of an investment and a portion that is subordinated to achieving a preferred return on the investment. The initial acquisition fee is equal to 2.5% of the aggregate total cost of an investment. The subordinated acquisition fee is equal to 2.0% of the aggregate total cost of an investment. We will not receive any acquisition fees for investments in readily-marketable real estate securities purchased in the secondary market. The total acquisition fees to be received (current and subordinated, and including interest thereon) will not exceed 6% of the aggregate contract purchase price of all investments and loans. Pursuant to the advisory agreement, we will also be entitled to an annual asset management fee ranging from 0.5% to 1.5%, depending on the type of investment and based on the average market value or average equity value, as applicable. In addition, pursuant to the advisory agreement, we may be entitled to receive a disposition fee in an amount equal to the lesser of (i) 50% of the brokerage commission paid or (ii) 3.0% of the contract sales price of the investment being sold.

Pursuant to the advisory agreement, CPA®:18 – Global will reimburse us for organization and offering costs incurred in connection with its offering. Reimbursement of such costs was contingent on the commencement of the offering, which occurred on May 7, 2013. Through June 30, 2013, we have incurred organization and offering costs on behalf of CPA®:18 – Global totaling approximately $3.6 million. However, at June 30, 2013, CPA®:18 – Global was not obligated to reimburse us for these costs because, as of that date, it had not reached a minimum of $2.0 million in shares sold.

Effective May 7, 2013, we entered into a dealer manager agreement with CPA®:18 – Global whereby we will receive selling commissions, depending on the class of common stock sold, of up to $0.70 or $0.14 per share sold, and a dealer manager fee of up to $0.30 or $0.21 per share sold, for its class A and class C shares, respectively. We will also receive an annual distribution and shareholder servicing fee (“Shareholder Servicing Fee”) paid in connection with investor purchases of the class C shares. The amount of the Shareholder Servicing Fee will be 1.0% of the purchase price per share (or, once reported, the amount of the estimated net asset value per share) for the class C shares sold in the offering. The Shareholder Servicing Fee will accrue daily and be payable quarterly in arrears. CPA®:18 – Global will cease paying the Shareholder Servicing Fee on the date at which, in the aggregate, underwriting compensation from all sources, including the Shareholder Servicing Fee, any organizational and offering fee paid for underwriting and underwriting compensation paid by us, equals 10% of the gross proceeds from the offering.

Pursuant to the partnership agreement of the CPA®:18 – Global operating partnership, we own a special general partnership interest in CPA®:18 – Global, entitling us to receive 10% of distributions of Available Cash (as defined in the advisory agreement) of its operating partnership for its investments, other than readily-marketable real estate securities purchased in the secondary market, for which we will not receive any distributions of Available Cash.

Other Transactions with Affiliates

Transactions with the Estate of Wm. Polk Carey

As discussed in the 2012 Annual Report, we entered into a share purchase agreement with the Estate of Wm. Polk Carey and its affiliated entities (collectively, the “Estate”) pursuant to which we agreed to repurchase up to an aggregate amount of $85.0 million of our common stock beneficially owned by the Estate, in three transactions between August 6, 2012 and March 31, 2013. As of December 31, 2012, we completed two transactions totaling $45.0 million. On March 28, 2013, we received an irrevocable notice (the “Notice”) from the Estate to exercise the final sale option. On April 4, 2013, we repurchased 616,971 shares of our common stock for $40.0 million from the Estate at a price of $64.83 per share at which time it was recorded as Treasury stock on our consolidated balance sheets.

The following table presents a reconciliation of our Redeemable securities – related party (in thousands):

Six Months Ended
June 30, 2013
Balance - beginning of period	$40,000
Redemption of securities	(40,000)
Balance - end of period	$-

W. P. Carey 6/30/2013 10-Q — 13

Notes to Consolidated Financial Statements

CPA®:15 Merger

On September 28, 2012, CPA®:15 merged with and into us with CPA®:15 surviving as our indirect, wholly-owned subsidiary. In the CPA®:15 Merger, we acquired CPA®:15’s portfolio, which was comprised of full or partial ownership in 305 properties, substantially all of which were triple-net leased to 76 tenants, and totaled approximately 27.0 million square feet, with an occupancy rate of approximately 99%.

We accounted for the CPA®:15 Merger as a business combination under the acquisition method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed, based upon their fair values. The fair values of the lease intangibles acquired were measured in a manner consistent with our purchase price allocation policy described in the 2012 Annual Report.

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

During 2013, our board of directors approved loans to CWI and CPA®:18 – Global of up to $50.0 million and up to $100.0 million, respectively, at a rate of LIBOR plus 1.75%, for the purpose of funding acquisitions approved by their respective investment committee, with any loans to be made solely at our discretion. To date, we have not made any loans to CWI or CPA®:18 – Global pursuant to such authorizations.

Note 4. Net Investments in Properties

Real Estate

Real estate, which consists of land and buildings leased to others under operating leases and are carried at cost, is summarized as follows (in thousands):

	June 30, 2013	December 31, 2012
Land	$532,425	$509,530
Buildings	1,918,443	1,824,958
Less: Accumulated depreciation	(143,756)	(116,075)
	$2,307,112	$2,218,413

During the six months ended June 30, 2013, we entered into the following investments, which were deemed to be real estate asset acquisitions because we entered into new leases with the sellers, at a total cost of $124.4 million, including net lease intangibles of $26.5 million (Note 7) and acquisition-related costs of $0.1 million, which were capitalized:

•                  a domestic investment for $72.4 million for an office building, which we funded in part with the escrowed proceeds of $25.3 million from a sale of property in December 2012 in an exchange transaction under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”), and non-recourse mortgage financing of $36.5 million (Note 10); and

•                  an investment in Finland for $52.0 million for an office and research and development facility.

During the six months ended June 30, 2013, we also entered into the following investments, which were deemed to be business combinations because we assumed the existing leases on the properties, at a total cost of $60.8 million, including land of $12.5 million, buildings of $40.1 million and net lease intangibles of $8.2 million (Note 7):

•                  an investment in the Netherlands for $35.3 million for a logistics facility; and

•                  a domestic investment for $25.5 million for an office building, which we funded with the escrowed proceeds from the sale of the U. S. Airways Group, Inc. (“U. S. Airways”) investment in an exchange transaction under Section 1031 of the Code (Note 6).

W. P. Carey 6/30/2013 10-Q — 14

Notes to Consolidated Financial Statements

In connection with these business combinations, we expensed aggregate acquisition-related costs of $2.9 million, which are included in General and administrative expenses in the consolidated financial statements.

Dollar amounts above are based on the exchange rate of the euro on the dates of acquisition, as applicable.

Assets disposed of and reclassified as held-for-sale during the six months ended June 30, 2013 are discussed in Note 13. Impairment charges recognized on these properties are discussed in Note 8. During this period, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro at June 30, 2013 decreased by 1.6% to $1.3013 from $1.3218 at December 31, 2012. The impact of this strengthening was a $7.6 million decrease in the carrying value of Real estate from December 31, 2012 to June 30, 2013. In connection with restructuring two leases, we reclassified $5.6 million of properties from Net investment in direct financing leases to Real estate during the six months ended June 30, 2013 (Note 5). In connection with anticipated sales of properties during the six months ended June 30, 2013, we reclassified three domestic properties with an aggregate carrying value of $21.3 million to Assets held for sale, which includes real estate, net of $20.0 million and net lease intangibles of $1.3 million (Note 13).

Operating Real Estate

Operating real estate, which consists of our investments in 21 self-storage properties through our Carey Storage Management LLC (“Carey Storage”) subsidiary and our Livho Inc. (“Livho”) hotel subsidiary, at cost, is summarized as follows (in thousands):

	June 30, 2013	December 31, 2012
Land	$21,962	$22,158
Buildings	76,794	77,545
Less: Accumulated depreciation	(21,253)	(19,993)
	$77,503	$79,710

During the six months ended June 30, 2013, we recognized an impairment charge of $1.1 million on our hotel property to write down the property’s carrying value to its estimated fair value (Note 8) in connection with a potential sale.

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

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant defaults. At both June 30, 2013 and December 31, 2012, none of our finance receivables were past due and we had not established any allowances for credit losses. There were no modifications of finance receivables for the six months ended June 30, 2013 or for the year ended December 31, 2012. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the second quarter of 2013. We believe the credit quality of our deferred acquisition fees receivable falls under category 1, as the CPA® REITs are expected to have the available cash to make such payments.

W. P. Carey 6/30/2013 10-Q — 15

Notes to Consolidated Financial Statements

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants at		Net Investments in Direct Financing Leases at
Internal Credit Quality Indicator	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
1	3	3	$46,376	$46,398
2	3	4	28,092	49,764
3	9	8	278,394	257,281
4	1	4	7,839	22,562
5	-	-	-	-
			$360,701	$376,005

During the six months ended June 30, 2013, we reclassified $5.6 million of properties from Net investment in direct financing leases to Real estate (Note 4) in connection with the restructuring of two leases. Additionally, during the six months ended June 30, 2013, we sold our net investment in a direct financing lease, which we acquired in the CPA®:15 Merger, for $5.5 million, net of selling costs, and recognized a loss on the sale of $0.3 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Equity earnings from equity investments in the Managed REITs	$1,062	$3,648	$1,084	$5,496
Other-than-temporary impairment charges on the Special Member Interest in CPA®:16 – Global’s operating partnership	(2,844)	(3,234)	(5,528)	(3,532)
Distributions of Available Cash (Note 3)	8,677	7,463	16,568	14,437
Deferred revenue earned (Note 3)	2,123	2,123	4,246	4,246
Equity in net income from the Managed REITs	9,018	10,000	16,370	20,647
Equity in net earnings from other equity investments	23,523	18,345	26,827	21,684
Total net income from equity investments in real estate and the Managed REITs	$32,541	$28,345	$43,197	$42,331

Managed REITs

We own interests in the Managed REITs and account for these interests under the equity method because, as their advisor and through our ownership in their common stock, we do not exert control over, but we do have the ability to exercise significant influence on, the Managed REITs.

W. P. Carey 6/30/2013 10-Q — 16

Notes to Consolidated Financial Statements

The following table sets forth certain information about our investments in the Managed REITs (dollars in thousands):

	% of Outstanding Shares Owned at		Carrying Amount of Investment at
Fund	June 30, 2013	December 31, 2012	June 30, 2013 (a)	December 31, 2012
CPA®:16 – Global (b)	18.553%	18.330%	$293,498	$296,301
CPA®:16 – Global operating partnership (c)	0.015%	0.015%	11,140	17,140
CPA®:17 – Global (d)	1.586%	1.290%	48,072	38,977
CPA®:17 – Global operating partnership (e)	0.015%	0.015%	-	-
CWI	0.407%	0.400%	1,615	774
CWI operating partnership	0.015%	0.015%	(47)	(47)
			$354,278	$353,145

(a)         Includes asset management fees receivable, for which 170,547 shares, 176,621 shares and 23,129 shares of CPA®:16 – Global, CPA®:17 – Global and CWI, respectively, were issued during the third quarter of 2013.

(b)         We received distributions of $12.5 million and $12.1 million from this investment during the six months ended June 30, 2013 and 2012, respectively.

(c)          During the six months ended June 30, 2013 and 2012, we recognized other-than-temporary impairment charges of $5.5 million and $3.5 million, respectively, on this investment to reduce the carrying value of our interest in the investment to its estimated fair value (Note 8). In addition, we received distributions of $7.4 million and $7.9 million from this investment during the six months ended June 30, 2013 and 2012, respectively.

(d)         We received distributions of $1.3 million and $0.6 million from this investment during the six months ended June 30, 2013 and 2012, respectively.

(e)          We received distributions of $9.1 million and $6.6 million from this investment during the six months ended June 30, 2013 and 2012, respectively.

The following tables present estimated combined summarized financial information for the Managed REITs. Certain prior year amounts have been retrospectively adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations. Amounts provided are expected total amounts attributable to the Managed REITs and do not represent our proportionate share (in thousands):

	June 30, 2013	December 31, 2012
Real estate, net	$6,351,851	$6,049,926
Other assets	2,022,069	2,002,620
Total assets	8,373,920	8,052,546
Debt	(3,729,749)	(3,509,394)
Accounts payable, accrued expenses and other liabilities	(452,421)	(450,362)
Total liabilities	(4,182,170)	(3,959,756)
Redeemable noncontrolling interests	(21,399)	(21,747)
Noncontrolling interests	(166,615)	(170,140)
Stockholders’ equity	$4,003,736	$3,900,903

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$191,171	$208,029	$369,003	$418,417
Expenses	(180,018)	(163,612)	(340,649)	(336,666)
Net income from continuing operations	$11,153	$44,417	$28,354	$81,751
Net income attributable to the Managed REITs (a) (b)	$16,099	$59,722	$26,721	$92,919

(a)         Inclusive of impairment charges recognized by the Managed REITs totaling $12.4 million during the three months ended June 30, 2013, and $21.7 million and $2.5 million during the six months ended June 30, 2013 and 2012, respectively. These impairment charges reduced our income earned from these investments by approximately $2.3 million during the three months ended June 30,

W. P. Carey 6/30/2013 10-Q — 17

Notes to Consolidated Financial Statements

2013, and $4.0 million and $0.1 million during the six months ended June 30, 2013 and 2012, respectively. The Managed REITs did not recognize any impairment charges during the three months ended June 30, 2012.

(b)         Amounts included net losses on sale of real estate recorded by the Managed REITs totaling $16.7 million and $14.0 million during the three and six months ended June 30, 2013, respectively, and net gains totaling $34.3 million and $31.9 million during the three and six months ended June 30, 2012, respectively.

Interests in Unconsolidated Real Estate Investments

We own equity interests in single-tenant net leased properties that are generally leased to companies through noncontrolling interests (i) in partnerships and limited liability companies that we do not control but over which we exercise significant influence or (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly-owned with affiliates. We account for these investments under the equity method of accounting (i.e., recorded initially at cost, subsequently adjusted for cash contributions, distributions and other adjustments required by equity method accounting, such as basis differences from acquisitions of certain investments). Earnings for each investment are recognized in accordance with each respective investment agreement. Investments in unconsolidated investments are required to be evaluated periodically. We periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds fair value and such decline is determined to be other than temporary.

The following table sets forth our ownership interests in our equity investments in real estate, excluding the Managed REITs, and their respective carrying values (dollars in thousands):

	Ownership Interest	Carrying Value at
Lessee	at June 30, 2013	June 30, 2013	December 31, 2012
Schuler A.G. (a) (b) (d)	67%	$64,821	$62,006
Hellweg Die Profi-Baumärkte GmbH & Co. KG (Hellweg 2) (a) (e)	40%	39,968	42,387
Advanced Micro Devices (c) (d)	33%	23,394	23,667
The New York Times Company (e)	18%	21,076	20,584
C1000 Logistiek Vastgoed B.V. (a) (c) (f)	15%	14,009	14,929
The Talaria Company (Hinckley) (d)	30%	7,999	7,702
Del Monte Corporation (c) (d)	50%	7,696	8,318
The Upper Deck Company (d)	50%	7,518	7,198
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (a) (f)	33%	6,314	6,323
Builders FirstSource, Inc. (d)	40%	5,053	5,138
PetSmart, Inc. (d)	30%	3,840	3,808
Consolidated Systems, Inc. (c) (d)	60%	3,234	3,278
Wanbishi Archives Co. Ltd. (a) (f) (g) (h)	3%	500	(736)
U. S. Airways Group, Inc.(i)	75%	-	7,995
SaarOTEC (a) (d) (h)	50%	(339)	(116)
		$205,083	$212,481

(a)         The carrying value of the investment is affected by the impact of fluctuations in the exchange rate of the foreign currency.

(b)         Represents a tenancy-in-common interest, under which the investment is under common control by us and our investment partner.

(c)          These investments are tenancy-in-common interests whereby the property is encumbered by debt for which we are jointly and severally liable. The co-obligors include certain of our Managed REITs, and the aggregate amount due under the arrangements was approximately $167.6 million. Of this amount, $62.2 million represents the aggregate amount we agreed to pay and is included within the carrying value of each of these investments, where applicable.

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

W. P. Carey 6/30/2013 10-Q — 18

Notes to Consolidated Financial Statements

(h)         At June 30, 2013 and December 31, 2012, as applicable, we intended to fund our share of the investment’s future operating deficits if the need arose. However, we had no legal obligation to pay for any of the investment’s liabilities nor did we have any legal obligation to fund operating deficits.

(i)             We sold our interest in this investment in June 2013. Please see Disposition of Unconsolidated Real Estate Investment below for more information.

Disposition of Unconsolidated Real Estate Investment

In June 2013, we contributed $2.9 million to the U.S. Airways investment to partially pay off its existing $17.1 million mortgage loan. We refinanced the remaining mortgage loan with new financing of $13.9 million. Immediately after the refinancing, we sold our interest in the investment to a third party for $28.4 million, net of closing costs and our contribution made to partially pay off the loan, and recognized a gain on sale of $19.5 million. The proceeds were placed into escrow for the purpose of executing an exchange transaction under Section 1031 of the Code. The gain was included in Net income from equity investments in real estate and the Managed REITs in the consolidated financial statements.

Note 7. Intangible Assets and Liabilities and Goodwill

In connection with our acquisitions of properties, we have recorded net lease intangibles that are being amortized over periods ranging from one year to 48 years. In-place lease and above-market rent are included in In-place lease intangible assets, net and Above-market rent intangible assets, net, respectively, in the consolidated financial statements. Tenant relationship, below-market ground lease (as lessee), trade name, management contracts and software license intangibles are included in Other intangible assets, net in the consolidated financial statements. Below-market rent, above-market ground lease (as lessor), and below-market purchase option intangibles are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

In connection with our investment activity during the six months ended June 30, 2013, we have recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average
	Life	Amount
Amortizable Intangible Assets
In-place lease	10.9	$54,921
Above-market rent	17.5	10,195
Below-market ground lease	48.3	725
		$65,841

Amortizable Intangible Liabilities
Below-market rent	20.3	$(31,098)

The following table presents a reconciliation of our goodwill (in thousands):

	Six Months Ended June 30, 2013
	Real Estate	Investment
	Ownership	Management	Total
Balance - beginning of period	$265,525	$63,607	$329,132
Allocation of goodwill to properties sold within the reporting unit (a)	(729)	-	(729)
Impairment charges associated with properties classified as held for sale (a)	(392)	-	(392)
Balance - end of period	$264,404	$63,607	$328,011

(a)         Amount is included in Gain (loss) on sale of real estate and Impairment charges within discontinued operations (Note 13).

W. P. Carey 6/30/2013 10-Q — 19

Notes to Consolidated Financial Statements

Intangible assets and liabilities and goodwill are summarized as follows (in thousands):

	June 30, 2013			December 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable Intangible Assets
Management contracts	$32,765	$(31,839)	$926	$32,765	$(31,283)	$1,482
Internal-use software development costs	1,966	-	1,966	-	-	-
	34,731	(31,839)	2,892	32,765	(31,283)	1,482

Lease Intangibles:
In-place lease	521,449	(55,518)	465,931	474,629	(27,351)	447,278
Tenant relationship	8,146	(3,481)	4,665	8,149	(3,406)	4,743
Above-market rent	301,617	(32,262)	269,355	293,627	(13,742)	279,885
Below-market ground lease	725	(1)	724	-	-	-
	831,937	(91,262)	740,675	776,405	(44,499)	731,906
Unamortizable Goodwill and Indefinite-Lived Intangible Assets
Goodwill	328,011	-	328,011	329,132	-	329,132
Trade name	3,975	-	3,975	3,975	-	3,975
	331,986	-	331,986	333,107	-	333,107
Total Intangible Assets	$1,198,654	$(123,101)	$1,075,553	$1,142,277	$(75,782)	$1,066,495

Amortizable Intangible Liabilities
Below-market rent	$(115,566)	$7,489	$(108,077)	$(86,171)	$3,227	$(82,944)
Above-market ground lease	(6,896)	308	(6,588)	(6,896)	103	(6,793)
	(122,462)	7,797	(114,665)	(93,067)	3,330	(89,737)
Unamortizable Intangible Liabilities
Below-market purchase option (a)	(16,711)	-	(16,711)	(16,711)	-	(16,711)
Total Intangible Liabilities	$(139,173)	$7,797	$(131,376)	$(109,778)	$3,330	$(106,448)

(a)         The fair value of the below-market purchase option was equal to the residual value at the date of acquisition.

Net amortization of intangibles, including the effect of foreign currency translation, was $21.6 million and $1.3 million for the three months ended June 30, 2013 and 2012, respectively, and $42.9 million and $2.6 million for the six months ended June 30, 2013 and 2012, respectively. Amortization of below-market rent, above-market rent and above-market ground lease intangibles is recorded as an adjustment to Lease revenues, while amortization of management contracts, software license, in-place lease and tenant relationship intangibles is included in Depreciation and amortization.

Based on the intangible assets and liabilities recorded at June 30, 2013, scheduled annual net amortization of intangibles for the remainder of 2013, each of the next four years following December 31, 2013, and thereafter is as follows (in thousands):

Years Ending December 31,	Total
2013 (remainder)	$43,709
2014	83,403
2015	75,626
2016	73,642
2017	70,251
Thereafter	282,271
Total	$628,902

W. P. Carey 6/30/2013 10-Q — 20

Notes to Consolidated Financial Statements

Note 8. Fair Value Measurements

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

Redeemable Noncontrolling Interest — We account for the noncontrolling interest in W. P. Carey International, LLC (“WPCI”) held by a third party as a redeemable noncontrolling interest (Note 12). We determined the valuation of the redeemable noncontrolling interest using widely accepted valuation techniques, including expected discounted cash flows of the investment as well as the income capitalization approach, which considers prevailing market capitalization rates. We classified this liability as Level 3. Unobservable inputs for WPCI include a discount for lack of marketability, a discount rate and EBITDA multiples with weighted average ranges of 20% – 30%, 22% – 26% and 3x – 5x, respectively. Significant increases or decreases in any one of these inputs in isolation would result in significant changes in the fair value measurement.

Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

		June 30, 2013		December 31, 2012
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt (a)	3	$1,686,155	$1,664,096	$1,715,397	$1,727,985
Senior Credit Facility	3	385,000	384,100	253,000	253,000
Deferred acquisition fees receivable (b)	3	18,537	21,808	28,654	33,632

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

W. P. Carey 6/30/2013 10-Q — 21

Notes to Consolidated Financial Statements

We estimated that our remaining financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both June 30, 2013 and December 31, 2012.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. For investments in real estate for which an impairment indicator is identified, we follow a two-step process to determine whether the investment is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the future undiscounted net cash flows that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. If this amount is less than the carrying value, the property’s asset group is considered to be impaired, and we then measure the loss as the excess of the carrying value of the property’s asset group over the estimated fair value of the property’s asset group, which is primarily determined using market information such as recent comparable sales or broker quotes. If relevant market information is not available or is not deemed appropriate, we perform a future net cash flow analysis, discounted for inherent risk associated with each investment. We determined that the significant inputs used to value these investments fall within Level 3 for fair value accounting. As a result of our assessments, we calculated impairment charges based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.

The following tables present information about our other assets that were measured on a fair value basis (in thousands):

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges
Equity investments in real estate (a)	$11,140	2,844	$23,990	3,234
Total impairment charges included in income from continuing operations	11,140	2,844	23,990	3,234

Impairment charges included in discontinued operations (b) (c) (d)	6,908	1,279	3,100	1,003
Total impairment charges	$18,048	$4,123	$27,090	$4,237

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges
Operating real estate (b) (e)	$3,709	$1,071	$-	$-
Equity investments in real estate (a)	11,140	5,528	23,990	3,532
Total impairment charges included in income from continuing operations	14,849	6,599	23,990	3,532

Impairment charges included in discontinued operations: (b) (c) (d)	6,908	3,487	30,147	6,728
Total impairment charges	$21,757	$10,086	$54,137	$10,260

(a)         We recognized other-than-temporary impairment charges of $2.8 million and $3.2 million during the three months ended June 30, 2013 and 2012, respectively, and $5.5 million and $3.5 million during the six months ended June 30, 2013 and 2012, respectively, on the Special Member Interest in CPA®:16 – Global’s operating partnership to reduce its carrying value to its estimated fair value, which had declined. The fair value was obtained by estimating discounted cash flows using two significant unobservable inputs, which are the discount rate and the estimated general and administrative costs as a percentage of assets under management with a weighted average range of 12.75% – 15.75% and 35 bps – 45 bps, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement. The valuation was also dependent upon the estimated date of a liquidity event for CPA®:16 – Global because cash flows attributable to this investment would cease upon such event. Therefore, the fair value of this investment may decline in the future as the estimated liquidation date approaches.

W. P. Carey 6/30/2013 10-Q — 22

Notes to Consolidated Financial Statements

(b)         These fair value measurements were based on the contracted selling prices, which were unobservable in an active market.

(c)          During the three and six months ended June 30, 2013, we recognized impairment charges on two properties totaling $1.3 million and $3.5 million, respectively. These impairment charges, which are included in discontinued operations, were the result of reducing the properties’ carrying values to their estimated fair value, which approximated the estimated selling price less selling costs. At June 30, 2013, these assets were classified as held for sale on the consolidated balance sheets (Note 4). We completed the sales of these properties in July 2013.

(d)         During the three and six months ended June 30, 2012, we recognized impairment charges on four sold properties totaling $1.0 million and $6.7 million, respectively, to reduce the carrying values of the properties to their selling prices.

(e)          During the six months ended June 30, 2013, we recognized an impairment charge of $1.1 million on our hotel property, which is currently classified as Operating real estate on the consolidated balance sheet, to write down the property’s carrying value to its fair value in connection with a potential sale, which approximated its estimated selling price less estimated selling costs. There can be no assurance that we will be able to sell this property at an acceptable price or at all.

Note 9. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are three main components of economic risk that impact us: interest rate risk, credit risk and market risk. We are primarily subject to interest rate risk on our interest-bearing liabilities, including our Senior Credit Facility and Unsecured Term Loan (Note 10). Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, as well as changes in the value of our other securities and the shares we hold in the Managed REITs due to changes in interest rates or other market factors. In addition, we own investments in the European Union and are subject to the risks associated with changing foreign currency exchange rates.

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

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

W. P. Carey 6/30/2013 10-Q — 23

Notes to Consolidated Financial Statements

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
as Hedging Instruments	Balance Sheet Location	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Foreign currency contracts	Other assets, net	$138	$-	$-	$-
Interest rate cap	Other assets, net	33	25	-	-
Interest rate swaps	Other assets, net	1,120	-	-	-
Foreign currency contracts	Accounts payable, accrued expenses and other liabilities	-	-	(926)	(2,067)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	-	-	(3,330)	(5,825)

Derivatives Not Designated as Hedging Instruments
Stock warrants (a)	Other assets, net	2,000	1,720	-	-
Interest rate swaps (b)	Accounts payable, accrued expenses and other liabilities	-	-	(13,053)	(16,686)
Total derivatives		$3,291	$1,745	$(17,309)	$(24,578)

(a)         In connection with the CPA®:15 Merger, we acquired warrants from CPA®:15, which were granted by Hellweg 2 to CPA®:15. These warrants give us participation rights to any distributions made by Hellweg 2 and we are entitled to a cash distribution that equals a certain percentage of the liquidity event price of Hellweg 2, should a liquidity event occur.

(b)         These interest rate swaps were acquired from CPA®:15 in the CPA®:15 Merger. They do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the variable-rate debt we acquired in the CPA®:15 Merger.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on the balance sheet. At June 30, 2013, no cash collateral has been posted nor received for any of our derivative positions.

W. P. Carey 6/30/2013 10-Q — 24

Notes to Consolidated Financial Statements

The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of (Loss) Gain Recognized in
	Other Comprehensive Income (Loss) on Derivatives (Effective Portion) (a)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2013	2012	2013	2012
Foreign currency contracts	$(1,070)	$86	$1,178	$86
Interest rate cap	13	-	10	-
Interest rate swaps	2,825	(1,104)	3,653	(813)
Total	$1,768	$(1,018)	$4,841	$(727)

		Amount of Gain (Loss) Reclassified from
		Other Comprehensive Income (Loss) into Income (Effective Portion) (b)
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships		2013	2012	2013	2012
Interest rate swaps		$441	$331	$875	$666
Foreign currency contracts		23	-	(24)	-
Total		$464	$331	$851	$666

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not in Cash Flow	Location of Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
Hedging Relationships	Recognized in Income	2013	2012	2013	2012
Interest rate swaps	Interest expense	$1,729	$-	$3,408	$-
Stock warrants	Other income and (expenses)	-	-	280	-
Total		$1,729	$-	$3,688	$-

__________

(a)         Excludes net gains of $0.3 million and $0.1 million recognized on unconsolidated jointly-owned investments for the three months ended June 30, 2013 and 2012, respectively, and $0.4 million and $0.1 million for the six months ended June 30, 2013 and 2012, respectively.

(b)         Excludes net gains of $0.3 million and $0.1 million recognized on unconsolidated jointly-owned investments for the three months ended June 30, 2013 and 2012, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively.

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

W. P. Carey 6/30/2013 10-Q — 25

Notes to Consolidated Financial Statements

The interest rate swaps and caps that we had outstanding on our consolidated subsidiaries at June 30, 2013 that were designated as cash flow hedges are summarized as follows (currency in thousands):

		Notional	Contractual	Effective	Expiration	Fair Value at
Description	Type	Amount	Interest Rate	Date	Date	June 30, 2013 (a)
3-Month Euro Interbank Offered Rate (“Euribor”)	“Pay-fixed” swap	€6,245	4.2%	3/2008	3/2018	$(1,117)
1-Month LIBOR	“Pay-fixed” swap	$4,344	3.0%	4/2010	4/2015	(190)
1-Month LIBOR	“Pay-fixed” swap	$33,337	3.0%	7/2010	7/2020	(2,023)
1-Month LIBOR	“Pay-fixed” swap	$6,811	4.4%	6/2012	3/2022	220
1-Month LIBOR	“Pay-fixed” swap	$25,272	3.9%	8/2012	8/2022	838
3-Month Euribor	Interest rate cap	€67,000	2.0%	12/2012	12/2014	33
1-Month LIBOR	“Pay-fixed” swap	$3,441	3.7%	12/2012	2/2019	61
3-Month Euribor	“Pay-fixed” swap	€2,224	1.2%	3/2013	3/2020	1
						$(2,177)

__________

(a)         Amounts are based on the exchange rate of the euro at June 30, 2013, where applicable.

The interest rate swaps that we had outstanding on our consolidated subsidiaries at June 30, 2013 that were not designated as hedging instruments are summarized as follows (currency in thousands):

		Notional	Contractual	Effective	Expiration	Fair Value at
Description (a) (b)	Type	Amount	Interest Rate	Date	Date	June 30, 2013 (c)
3-Month Euribor	“Pay-fixed” swap	€100,000	3.7%	7/2006	7/2016	$(11,959)
3-Month Euribor (d)	“Pay-fixed” swap	€15,970	0.9%	4/2012	7/2013	(10)
3-Month Euribor	“Pay-fixed” swap	€5,802	4.4%	4/2008	10/2015	(340)
3-Month Euribor	“Pay-fixed” swap	€5,420	4.3%	4/2007	7/2016	(744)
						$(13,053)

__________

(a)         These interest rate swaps were acquired from CPA®:15 in the CPA®:15 Merger. They do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the variable-rate debt we acquired in the CPA®:15 Merger.

(b)         Notional and fair value amounts include, on a combined basis, portions attributable to noncontrolling interests totaling $33.4 million and $3.3 million, respectively.

(c)          Amounts are based on the exchange rate of the euro at June 30, 2013, where applicable.

(d)         In July 2013, the related mortgage loan matured and the interest rate swap was terminated.

The interest rate cap that our unconsolidated jointly-owned investment had outstanding at June 30, 2013 and was designated as cash flow hedge is summarized as follows (currency in thousands):

	Ownership
	Interest in Investee		Notional	Strike		Effective	Expiration	Fair Value at
Description	at June 30, 2013	Type	Amount	Price	Spread	Date	Date	June 30, 2013
3-Month LIBOR (a)	17.8%	Interest rate cap	$119,750	4.0%	4.8%	8/2009	8/2014	$-

__________

(a)         The applicable interest rate of the related loan was 2.8% at June 30, 2013; therefore, the interest rate cap was not being utilized at that date.

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

W. P. Carey 6/30/2013 10-Q — 26

Notes to Consolidated Financial Statements

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

In order to hedge certain of our foreign currency cash flow exposures, we enter into foreign currency forward contracts. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. These instruments lock the range in which the foreign currency exchange rate may fluctuate.

The following table presents the foreign currency derivative contracts we had outstanding at June 30, 2013, which were designated as cash flow hedges (currency in thousands, except strike price):

	Notional	Strike	Effective	Expiration	Fair Value at
Type	Amount	Price	Date	Date	June 30, 2013 (a)
Foreign currency forward contracts	€45,114	$1.28 - 1.30	5/2012	9/2013 - 6/2017	$(910)
Foreign currency forward contracts	8,700	1.35	12/2012	9/2017 - 3/2018	76
Foreign currency forward contracts	30,717	1.30 - 1.35	6/2013	9/2013 - 9/2018	46
					$(788)

__________

(a)         Amounts are based on the applicable exchange rate of the euro at June 30, 2013.

Other

Amounts reported in Other comprehensive income related to interest rate swaps will be reclassified to interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive income related to foreign currency contracts will be reclassified to Other income and (expenses) when the hedged foreign currency proceeds from foreign operations are repatriated to the U.S. At June 30, 2013, we estimate that an additional $1.7 million will be reclassified as interest expense during the next 12 months related to our interest rate swaps.

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of June 30, 2013. At June 30, 2013, our total credit exposure and the maximum exposure to any single counterparty was $1.1 million and $1.0 million, respectively, inclusive of noncontrolling interest.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At June 30, 2013, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $18.4 million and $25.7 million at June 30, 2013 and December 31, 2012, respectively, which included accrued interest but excluded any adjustment for nonperformance risk. If we had breached any of these provisions at either June 30, 2013 or December 31, 2012, we could have been required to settle our obligations under these agreements at their aggregate termination value of $19.4 million or $27.3 million, respectively.

Portfolio Concentration Risk

Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent for the second quarter of 2013, in certain areas. There were no significant changes to our portfolio concentrations at June 30, 2013 as compared to December 31, 2012.

Except for our investment in shares of CPA®:16 – Global, there were no significant concentrations, individually or in the aggregate, related to our unconsolidated jointly-owned investments. At June 30, 2013, we owned approximately 18.6% of CPA®:16 – Global stock, which had total assets at that date of approximately $3.3 billion consisting of a portfolio comprised of full or partial ownership interests in 488 properties, as well as two hotel properties, and has certain concentrations within its portfolio, which are outlined in its periodic filings with the SEC.

W. P. Carey 6/30/2013 10-Q — 27

Notes to Consolidated Financial Statements

Note 10. Debt

Senior Credit Facility

In February 2012, we amended and restated our existing credit agreement (the “Amended and Restated Credit Agreement”) to increase the maximum aggregate principal amount from $450.0 million to $625.0 million, which is comprised of a $450.0 million unsecured revolving credit facility (the “Revolver”) and a $175.0 million term loan facility, which we drew down in full in connection with the CPA®:15 Merger (the “Term Loan Facility” and, together with the Revolver, the “Senior Credit Facility”). The Senior Credit Facility matures in December 2014, but may be extended by one year at our option, subject to the conditions provided in the Amended and Restated Credit Agreement. At our election, the principal amount available under the Senior Credit Facility may be increased by up to an additional $125.0 million, subject to the conditions provided in the Amended and Restated Credit Agreement.

Availability under the Senior Credit Facility is dependent upon a number of factors, including the Unencumbered Property NOI, the Unencumbered Management EBITDA and the Total Unsecured Outstanding Indebtedness (each as defined in the Amended and Restated Credit Agreement). At June 30, 2013, availability under the Senior Credit Facility was $625.0 million, of which we had drawn $385.0 million, including $175.0 million under the Term Loan. At June 30, 2013, we paid interest on the Senior Credit Facility at an annual interest rate consisting of LIBOR plus 1.75%. In addition, as of June 30, 2013, our lenders had issued letters of credit totaling $2.4 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under the Revolver. The Revolver is currently expected to be utilized primarily for potential new investments, repayment of existing debt and general corporate purposes.

The Amended and Restated Credit Agreement stipulates several financial covenants that require us to maintain certain ratios and benchmarks at the end of each quarter as defined in the Amended and Restated Credit Agreement. We were in compliance with all of these covenants at June 30, 2013.

Unsecured Term Loan

On July 31, 2013, we entered into a new credit agreement with our existing lender, Bank of America, (the “Term Loan Credit Agreement”) for an unsecured term loan of up to $300.0 million (“Unsecured Term Loan”), which we drew down in full primarily to repay the outstanding balance on the Revolver (Note 15). The Term Loan Credit Agreement has substantially the same terms as the Amended and Restated Credit Agreement.

Non-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real property, and direct financing leases, with an aggregate carrying value of approximately $2.4 billion at both June 30, 2013 and December 31, 2012. At June 30, 2013, our mortgage notes payable bore interest at fixed annual rates ranging from 2.7% to 10.0% and variable effective annual rates ranging from 1.2% to 7.6% with maturity dates ranging from 2013 to 2026 at June 30, 2013.

During the six months ended June 30, 2013, in connection with one of our acquisitions (Note 4) during that period, we obtained a non-recourse mortgage loan of $36.5 million with an annual interest rate of 4.05% and term of 10 years.

W. P. Carey 6/30/2013 10-Q — 28

Notes to Consolidated Financial Statements

During the six months ended June 30, 2013, we refinanced two maturing non-recourse mortgage loans totaling $41.5 million with new financing totaling $62.5 million. These new mortgage loans have a weighted-average annual interest rate and term of 5.0% and 10 years, respectively.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2013, for each of the next four calendar years following December 31, 2013, and thereafter are as follows (in thousands):

Years Ending December 31,	Total (a)
2013 (remainder)	$65,042
2014 (b)	761,727
2015	233,250
2016	88,159
2017	127,115
Thereafter through 2026	808,812
2,084,105
Unamortized discount	(12,950)
Total	$2,071,155

__________

(a)         Certain amounts are based on the applicable foreign currency exchange rate at June 30, 2013.

(b)         Includes $210.0 million outstanding under our Revolver and $175.0 million outstanding under our Term Loan Facility at June 30, 2013, each of which is scheduled to mature in 2014 unless extended pursuant to its terms. On July 31, 2013, we repaid the $250.0 million outstanding balance on the Revolver on that date with proceeds from our new Unsecured Term Loan (Note 15).

Note 11. Commitments and Contingencies

At June 30, 2013, we were not involved in any material litigation.

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Purchase Commitments

During the periods presented and through the date of this report, we have entered into various agreements to purchase properties in the ordinary course of business.  With certain of these agreements we have provided deposits, that, if the associated arrangement is canceled, may only be refunded to us under limited circumstances.

Note 12. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain several stock-based compensation plans, which are more fully described in the 2012 Annual Report. There have been no significant changes to the terms and conditions of any of our stock-based compensation plans or arrangements during 2013, other than as described below.

The total compensation expense (net of forfeitures) for our stock-based compensation plans was $8.5 million and $4.5 million for the three months ended June 30, 2013 and 2012, respectively, and $17.7 million and $9.8 million for the six months ended June 30, 2013 and 2012, respectively, all of which were included in General and administrative expenses in the consolidated financial statements.

W. P. Carey 6/30/2013 10-Q — 29

Notes to Consolidated Financial Statements

Nonvested restricted stock units (“RSUs”) and performance stock units (“PSUs”) at June 30, 2013 and changes during the six months ended June 30, 2013 were as follows:

	Restricted Stock and RSU Awards		PSU Awards
		Weighted Average		Weighted Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1, 2013	594,194	$37.15	999,513	$34.55
Granted (a)	170,554	56.92	85,900	84.38
Vested (b)	(233,098)	37.18	(323,872)	39.46
Forfeited	(26,169)	43.06	(30,108)	51.13
Adjustment (c)	-	-	322,880	52.72
Nonvested at June 30, 2013 (d)	505,481	$44.62	1,054,313	$54.89

____________

(a)         The grant date fair value of RSUs are based on our stock price on the date of grant. The grant date fair value of PSUs were determined by utilizing a Monte Carlo simulation model to generate a range of possible future stock prices for both us and the plan defined peer index over the three-year performance period. To estimate the fair value of PSUs granted during the six months ended June 30, 2013, we used a risk-free interest rate of 0.37% and an expected volatility rate of 25.36% (the plan defined peer index assumes 24.83%) and assumed a dividend yield of zero.

(b)         The total fair value of shares vested during the six months ended June 30, 2013 was $24.1 million.

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

(d)         At June 30, 2013, total unrecognized compensation expense was approximately $22.8 million related to nonvested PSUs and $18.9 million related to nonvested RSUs.

During the six months ended June 30, 2013, the total number of stock options exercised was 116,887. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2013 was $4.1 million.

In July 2013, our stockholders approved an additional 2,300,000 shares of common stock to be available for issuance under the 2009 Share Incentive Plan.

W. P. Carey 6/30/2013 10-Q — 30

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to W. P. Carey	$43,167	$31,777	$57,348	$44,067
Allocation of distribution equivalents paid on unvested RSUs in excess of net income	(316)	(473)	(419)	(656)
Net income – basic	42,851	31,304	56,929	43,411
Income effect of dilutive securities, net of taxes	(24)	(37)	(53)	(61)
Net income – diluted	$42,827	$31,267	$56,876	$43,350

Weighted average shares outstanding – basic	68,406,771	40,047,220	68,776,108	40,218,677
Effect of dilutive securities	1,087,131	709,835	1,094,741	609,969
Weighted average shares outstanding – diluted	69,493,902	40,757,055	69,870,849	40,828,646

There were no potentially dilutive securities excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive for the three and six months ended June 30, 2013 and 2012.

Redeemable Noncontrolling Interest

We account for the noncontrolling interest in WPCI held by a third party as a redeemable noncontrolling interest, as we have an obligation to repurchase the interest at fair value, subject to certain conditions. The third-party interest is reflected at estimated redemption value for all periods presented.

The following table presents a reconciliation of redeemable noncontrolling interest (in thousands):

	Six Months Ended June 30,
	2013	2012
Balance - beginning of period	$7,531	$7,700
Redemption value adjustment	-	79
Net loss	(93)	(110)
Distributions	(335)	(876)
Change in other comprehensive loss	(21)	(5)
Balance - end of period	$7,082	$6,788

W. P. Carey 6/30/2013 10-Q — 31

Notes to Consolidated Financial Statements

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended June 30, 2013

	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Marketable Securities	Total
Balance - beginning of period	$(4,333)	$(5,112)	$31	$(9,414)
Other comprehensive income before reclassifications	1,300	4,350	-	5,650
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	441	-	-	441
Other income and (expense)	23	-	-	23
Net income from equity investments in real estate and the Managed REITs	316	-	-	316
Total	780	-	-	780
Net current period other comprehensive income	2,080	4,350	-	6,430
Balance - end of period	$(2,253)	$(762)	$31	$(2,984)

	Three Months Ended June 30, 2012

	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Marketable Securities	Total
Balance - beginning of period	$(4,890)	$(1,121)	$35	$(5,976)
Other comprehensive loss before reclassifications	(1,357)	(4,181)	(2)	(5,540)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	331	-	-	331
Net income from equity investments in real estate and the Managed REITs	89	-	-	89
Total	420	-	-	420
Net current period other comprehensive loss	(937)	(4,181)	(2)	(5,120)
Balance - end of period	$(5,827)	$(5,302)	$33	$(11,096)

W. P. Carey 6/30/2013 10-Q — 32

Notes to Consolidated Financial Statements

	Six Months Ended June 30, 2013

	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Marketable Securities	Total
Balance - beginning of period	$(7,508)	$2,828	$31	$(4,649)
Other comprehensive income (loss) before reclassifications	3,984	(3,590)	-	394
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	875	-	-	875
Other income and (expense)	(24)	-	-	(24)
Net income from equity investments in real estate and the Managed REITs	420	-	-	420
Total	1,271	-	-	1,271
Net current period other comprehensive income (loss)	5,255	(3,590)	-	1,665
Balance - end of period	$(2,253)	$(762)	$31	$(2,984)

	Six Months Ended June 30, 2012

	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Marketable Securities	Total
Balance - beginning of period	$(5,246)	$(3,299)	$38	$(8,507)
Other comprehensive loss before reclassifications	(1,411)	(2,003)	(5)	(3,419)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	666	-	-	666
Net income from equity investments in real estate and the Managed REITs	164	-	-	164
Total	830	-	-	830
Net current period other comprehensive loss	(581)	(2,003)	(5)	(2,589)
Balance - end of period	$(5,827)	$(5,302)	$33	$(11,096)

W. P. Carey 6/30/2013 10-Q — 33

Notes to Consolidated Financial Statements

Note 13. Discontinued Operations

From time to time, we may decide to sell a property. We may make a decision to dispose of a property when it is vacant as a result of tenants vacating space, tenants electing not to renew their leases, tenant insolvency, or lease rejection in the bankruptcy process. In such cases, we assess whether we can obtain the highest value from the property by selling it, as opposed to re-leasing it. When it is appropriate to do so, upon the evaluation of the disposition of long-lived assets, we classify the property as an asset held for sale on our consolidated balance sheet and the current and prior period results of operations of the property are reclassified as discontinued operations.

The results of operations for properties that are held for sale or have been sold and with which we have no continuing involvement are reflected in the consolidated financial statements as discontinued operations and are summarized as follows (in thousands, net of tax):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$3,653	$1,037	$4,700	$2,890
Expenses	(535)	(1,130)	(1,394)	(2,879)
Gain on extinguishment of debt	13	-	84	-
Gain (loss) on sale of real estate	1,313	(298)	382	(479)
Impairment charges	(1,671)	(1,003)	(3,879)	(6,728)
Income (loss) from discontinued operations	$2,773	$(1,394)	$(107)	$(7,196)

2013 — During the six months ended June 30, 2013, we sold four domestic properties, two of which were acquired in the CPA®:15 Merger, for a total of $15.1 million, net of selling costs, and recognized a net gain on these sales of $1.1 million, excluding an impairment charge of $0.2 million previously recognized during 2012. We used a portion of the proceeds to repay the related mortgage obligation of $5.7 million and recognized a gain on extinguishment of debt of $0.1 million. In connection with those sales that constitute businesses, we wrote off goodwill totaling $0.7 million related to the properties purchased in the CPA®:15 Merger (Note 7) for our Real Estate Ownership segment based on the relative fair value at the time of sale.

During the six months ended June 30, 2013, we entered into contracts to sell two domestic properties we acquired in the CPA®:15 Merger for a total of $7.3 million. Prior to entering into the contract to sell one of these properties, the lease was terminated and we recognized termination income of $2.6 million. In connection with these potential sales, we recognized impairment charges totaling $3.9 million, including $3.5 million to write down the carrying value of the properties to their expected selling price less selling costs and $0.4 million to write off the goodwill related to these properties. In addition, during the six months ended June 30, 2013, a jointly-owned investment in which we and an affiliate own 44% and 56%, respectively, and which we consolidate, entered into a contract to sell a domestic property that we acquired in the CPA®:15 Merger for $16.4 million. At June 30, 2013, these properties were classified as Assets held for sale in the consolidated balance sheets (Note 4). We completed the sale of two of these properties in July 2013. There can be no assurance as to when the remaining property will be sold, if at all.

2012 — During the six months ended June 30, 2012, we sold five domestic properties for a total of $25.2 million, net of selling costs, and recognized a net loss on these sales of $0.5 million, excluding impairment charges of $3.1 million recognized in 2012 and $6.9 million previously recognized during 2011.

We sold nine additional properties during 2012 subsequent to June 30, 2012. The results of operations for these properties are included in Income (loss) from discontinued operations, net of tax in the consolidated financial statements for the three and six months ended June 30, 2012.

W. P. Carey 6/30/2013 10-Q — 34

Notes to Consolidated Financial Statements

Note 14. Segment Reporting

We evaluate our results from operations by our two major business segments — Real Estate Ownership and Investment Management (Note 1). The following table presents a summary of comparative results of these business segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Real Estate Ownership (a)
Revenues	$84,492	$23,277	$167,451	$45,795
Operating expenses	(46,739)	(14,971)	(91,786)	(28,381)
Interest expense	(26,912)	(7,128)	(53,706)	(14,408)
Other, net (b)	31,926	29,345	41,556	43,485
Provision for income taxes	(2,408)	(762)	(3,558)	(1,835)
Income from continuing operations attributable to W. P. Carey	$40,359	$29,761	$59,957	$44,656

Investment Management
Revenues (c)	$34,564	$43,822	$64,110	$89,586
Operating expenses (c)	(38,218)	(43,974)	(73,514)	(87,197)
Other, net (d)	184	918	1,040	2,196
Benefit from income taxes	3,530	2,644	5,913	2,022
Income (loss) from continuing operations attributable to W. P. Carey	$60	$3,410	$(2,451)	$6,607

Total Company
Revenues (c)	$119,056	$67,099	$231,561	$135,381
Operating expenses (c)	(84,957)	(58,945)	(165,300)	(115,578)
Interest expense	(26,912)	(7,128)	(53,706)	(14,408)
Other, net (b) (d)	32,110	30,263	42,596	45,681
Benefit from income taxes	1,122	1,882	2,355	187
Income from continuing operations attributable to W. P. Carey	$40,419	$33,171	$57,506	$51,263

	Total Long-Lived Assets at		Total Assets at
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Real Estate Ownership:
Net investments in real estate	$3,304,677	$3,239,755
Goodwill	264,403	265,525
In-place lease, net	465,931	447,278
Above-market rent, net	269,355	279,885
Other intangible assets, net	5,403	4,550
Total	4,309,769	4,236,993	$4,374,810	$4,484,821
Investment Management:
Goodwill	63,607	63,607
Other intangible assets, net	6,130	5,651
Total	69,737	69,258	260,550	124,221
Total Company	$4,379,506	$4,306,251	$4,635,360	$4,609,042

(a)         Included within the Real Estate Ownership segment is our total investment in shares of CPA®:16 – Global, which represented approximately 6.3% of our total assets at June 30, 2013 (Note 6).

(b)         Includes Other interest income, Net income from equity investments in real estate and the Managed REITs, Other income and (expenses), and Net income attributable to noncontrolling interests.

(c)          Included in revenues and operating expenses are reimbursable costs from affiliates totaling $15.5 million and $20.5 million for the three months ended June 30, 2013 and 2012, respectively, and $27.4 million and $39.2 million for the six months ended June 30, 2013 and 2012, respectively.

W. P. Carey 6/30/2013 10-Q — 35

Notes to Consolidated Financial Statements

(d)         Includes Other interest income, Other income and (expenses), Net (income) loss attributable to noncontrolling interests and Net loss attributable to redeemable noncontrolling interest.

At June 30, 2013, our international investments within our Real Estate Ownership segment were comprised of investments in France, Japan, Poland, Germany, Spain, Belgium, Finland, Netherlands and the United Kingdom. The following tables present information about these investments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Lease revenues (a)	$21,693	$2,024	$42,394	$4,045
Income from equity investments in real estate (b)	956	16,313	2,037	17,697
	$22,649	$18,337	$44,431	$21,742

	June 30, 2013	December 31, 2012
Long-lived assets	$929,141	$875,796

(a)         Amounts for the three and six months ended June 30, 2013 included lease revenues of $19.3 million and $38.3 million, respectively, from properties acquired in the CPA®:15 Merger.

(b)         Each of the three and six months ended June 30, 2012 included our $15.1 million share of the net gain recognized by a jointly-owned entity in connection with the sale of an investment.

Note 15. Subsequent Events

Proposed Merger

On July 25, 2013, we and CPA®:16 – Global entered into a merger agreement pursuant to which CPA®:16 – Global will merge with and into one of our subsidiaries in exchange for shares of our common stock (the “Proposed Merger”). We plan to file a registration statement with the SEC to register the shares of our common stock to be issued to stockholders of CPA®:16 – Global in connection with the Proposed Merger. Special meetings will be scheduled to obtain the approval of the Proposed Merger by our stockholders and by CPA®:16 – Global’s stockholders, and the closing of the Proposed Merger also is subject to customary closing conditions. In addition, under the terms of the merger agreement, a special committee of the board of directors of CPA®:16 – Global (the “CPA®:16 – Global Special Committee)” may solicit, receive, evaluate and enter into negotiations with respect to alternative proposals from third parties through August 24, 2013 (the “Go Shop Period”). If the Proposed Merger is approved by our stockholders and the stockholders of CPA®:16 – Global and the other closing conditions are met, we expect that the closing will occur by the first quarter of 2014, although there can be no assurance of such timing.

Subject to the terms and conditions of the merger agreement, CPA®:16 – Global stockholders will receive shares of our common stock in exchange for their shares of CPA®:16 – Global stock, pursuant to an exchange ratio based upon a value of $11.25 per share of CPA®:16 – Global and the volume weighted average trading price (“VWAP”) of our common stock for the five consecutive trading days ending on the third trading day preceding the closing of the transaction. The exchange ratio is subject to a 12% collar based on the VWAP of our common stock on July 22, 2013 and July 23, 2013, which results in an exchange ratio of not more than 0.1842 shares and not less than 0.1447 shares of our common stock for each share of CPA®:16 – Global, (the “Per Share Merger Consideration”). No fractional shares will be issued in the Proposed Merger, and CPA®:16 – Global stockholders will receive cash in lieu of any fractional shares.

Based on the outstanding common stock of CPA®:16 – Global of approximately 206,400,000 shares at July 25, 2013, of which we owned approximately 38,200,000 shares, and the Per Share Merger Consideration, based on the VWAP of our common stock on July 22, 2013 and July 23, 2013 of 0.1621 shares, we would issue approximately 27,200,000 shares of our common stock to stockholders of CPA®:16 – Global in exchange for the shares of CPA®:16 – Global we do not currently own. The estimated aggregate value of such shares issued in the Proposed Merger would be approximately $1.8 billion, based on the closing price of our common stock on July 25, 2013, of $67.81 per share. The nominal value of the Per Share Merger Consideration and estimated total merger consideration may be higher or lower as of the date of closing due to changes in the market price of our common stock, subject to the limitations of the collar discussed above.

W. P. Carey 6/30/2013 10-Q — 36

Notes to Consolidated Financial Statements

The merger agreement contains certain termination rights for both us and CPA®:16 – Global. Each party has agreed to pay the other party’s out-of-pocket expenses in the event that the merger agreement is terminated because such party has breached any of its representations, warranties, covenants or agreements.

Pursuant to the terms of the advisory agreement between us and CPA®:16 – Global, we are entitled to be paid the subordinated disposition fees and certain profit interests in connection with any liquidity event regarding CPA®:16 – Global as described in Note 3 (collectively, the “Back End Amounts”). In the merger agreement, we have agreed to waive our rights to receive the Back End Amounts upon consummation of the Proposed Merger. However, in the event that the merger agreement is terminated in accordance with the go shop provision, we will be entitled to the Back End Amounts as well as $75.0 million (“the Special GP Amount”) in exchange for our Special Member Interest in the operating partnership of CPA®:16 – Global (Note 3). In the event that the merger agreement has been terminated under certain circumstances in connection with a CPA16 Superior Competing Transaction (as defined in the merger agreement), CPA®:16 – Global has agreed to pay us an up-front termination fee (the “CPA16 Termination Fee”) of $57.0 million, unless CPA®:16 – Global has entered into an agreement with an Exempted Person (as defined in the merger agreement) with respect to a CPA16 Superior Competing Transaction, in which case the termination fee would be $35.0 million. The CPA16 Termination Fee would be offset against the sum of the Back End Amounts and the Special GP Amount.

At June 30, 2013, CPA®:16 – Global’s portfolio was comprised of the consolidated full or partial interests in 347 leased properties, substantially all of which were triple-net leased with an average remaining life of 10.8 years and an estimated annual contractual minimum base rent totaling $302.7 million, and two hotel properties. The related property debt was comprised of 96 fixed-rate and 19 variable-rate non-recourse mortgage loans with an aggregate fair value of approximately $1.6 billion and a weighted-average annual interest rate of 5.6% at June 30, 2013. In addition, CPA®:16 – Global had equity interests in 19 unconsolidated investments holding 141 properties, substantially all of which were triple-net leased with an average remaining life of 9.1 years and an estimated annual contractual minimum base rent totaling $62.3 million. The debt related to these equity investments was comprised of 18 fixed-rate and five variable-rate non-recourse mortgage loans with an aggregate fair value of approximately $0.3 billion and a weighted-average annual interest rate of 5.0% at June 30, 2013. We currently consolidate 11 and hold equity interests in six of these investments. If the Proposed Merger occurs, we expect to consolidate five of the six investments in which we have equity interests. The portfolio and debt of CPA®:16 – Global is subject to change based on normal business activity.

Unsecured Term Loan

On July 31, 2013, we entered into a new credit agreement with our existing lender, Bank of America, for an unsecured term loan of up to $300.0 million, which we drew down in full on that date primarily to repay the $250.0 million outstanding balance on the Revolver. The Unsecured Term Loan matures in July 2014, but we have three options to extend the maturity of the loan by another six months, subject to the conditions provided in the Term Loan Credit Agreement. The Unsecured Term Loan provides for an annual interest rate, at our election, of either (i) the Eurocurrency Rate or (ii) the Base Rate, in each case plus the Applicable Rate (each as defined in the Term Loan Credit Agreement). Currently, the Applicable Rate on Eurocurrency Rate loans ranges from 1.60% to 2.35% (based on LIBOR) and the Applicable Rate on Base Rate loans ranges from 0.60% to 1.35% (based on the “prime rate”, defined in the Term Loan Credit Agreement as a rate of interest set by Bank of America based upon various factors including Bank of America’s costs and desired returns). At July 31, 2013, the annual interest rate on the Unsecured Term Loan was LIBOR plus 1.60%.

CPA®:18 – Global Deconsolidation

On September 13, 2012, we purchased 1,000 shares of CPA®:18 – Global common stock, par value $0.001 per share, for an aggregate purchase price of $9,000 and were admitted as its initial stockholder. On December 14, 2012, we made a capital contribution of $0.2 million in exchange for 22,222 shares of CPA®:18 – Global common stock. Through June 30, 2013, the financial activity of CPA®:18 – Global, which had no significant assets, liabilities or operations, was included in our consolidated financial statements. On July 25, 2013, upon CPA®:18 – Global reaching its minimum offering proceeds and admitting new stockholders, we deconsolidated CPA®:18 – Global and began to account for our interests in it under the equity method.

W. P. Carey 6/30/2013 10-Q — 37

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Business Overview

As described in more detail in Item 1 in our 2012 Annual Report, we provide long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and as of June 30, 2013, manage a global investment portfolio of 1,018 properties, including our owned portfolio. Our business operates in two segments – Real Estate Ownership and Investment Management.

Financial and Operating Highlights

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total revenues (excluding reimbursed costs from affiliates)	$103,589	$46,615	$204,126	$96,160
Net income attributable to W. P. Carey	43,167	31,777	57,348	44,067

Net cash provided by operating activities			71,453	11,805
Net cash (used in) provided by investing activities			(98,639)	41,380
Net cash used in financing activities			(33,399)	(42,534)

Cash distributions paid	57,177	23,221	102,923	46,013

Supplemental financial measure:
Funds from operations - as adjusted (AFFO) (a)	72,638	27,821	144,893	67,892

(a)         See Supplemental Financial Measures below for our definition of Funds from operations (“AFFO”) and a reconciliation to its most directly comparable GAAP measure.

Total revenues and Net income attributable to W. P. Carey increased in the three and six months ended June 30, 2013 as compared to the same periods in 2012, substantially due to the growth in our Real Estate Ownership segment. This was primarily due to the growth in revenues and income generated from the properties we acquired in the CPA®:15 Merger in September 2012 (Note 3). These increases in Total revenues and Net income attributable to W. P. Carey were partially offset by a reduction in those measures in our Investment Management segment, primarily due to the CPA®:15 Merger, which reduced the asset base from which we earn asset management revenue.

Net cash provided by operating activities increased in the six months ended June 30, 2013 as compared to the same period in 2012, primarily due to operating cash flow generated from the properties we acquired in the CPA®:15 Merger, partially offset by a decrease in cash received for providing asset–based management services to the Managed REITs, which occurred because we no longer provided such services to CPA®:15 after the completion of the CPA®:15 Merger.

AFFO increased in the three and six months ended June 30, 2013 as compared to the same periods in 2012, primarily due to income generated from the properties we acquired in the CPA®:15 Merger, partially offset by the reduction in asset management revenue received as noted above.

W. P. Carey 6/30/2013 10-Q — 38

Recent Developments

Proposed Merger – In its initial offering documents, CPA®:16 – Global stated its intention to consider liquidity events for investors generally commencing eight to twelve years following the investment of substantially all of the net proceeds from that offering, which occurred in 2005. As a result, during the first quarter of 2013, we began considering liquidity alternatives on behalf of CPA®:16 – Global as its advisor and discussed with its board of directors a number of those alternatives. On July 25, 2013, we and CPA®:16 – Global entered into a merger agreement pursuant to which CPA®:16 – Global will merge with and into one of our subsidiaries in exchange for shares of our common stock (Note 15). We plan to file a registration statement with the SEC to register the shares of our common stock to be issued to stockholders of CPA®:16 – Global in connection with the Proposed Merger. Special meetings will be scheduled to obtain the approval of the Proposed Merger by our stockholders and by CPA®:16 – Global’s stockholders. The closing of the Proposed Merger is also subject to customary closing conditions. In addition, under the terms of the merger agreement, the CPA®:16 – Global Special Committee may solicit, receive, evaluate and enter into negotiations with respect to alternative proposals from third parties through August 24, 2013. If the Proposed Merger is approved and the other closing conditions are met, we expect that the closing will occur by the first quarter of 2014, although there can be no assurance of such timing.

Unsecured Term Loan – As discussed in Note 15, on July 31, 2013, we entered into a new Unsecured Term Loan agreement and used a portion of the proceeds to repay the $250.0 million outstanding on our Revolver on that date.

Acquisitions – During the six months ended June 30, 2013, we entered into four investments for an aggregate purchase price of $185.2 million. The new assets are expected to generate initial contractual minimum rent totaling $13.7 million per year, excluding fixed and CPI rent adjustments, with lease terms ranging from eight years to 20 years. Amounts are based on the exchange rate of the euro on the date of acquisition, where applicable.

Structuring – During the six months ended June 30, 2013, we structured investments totaling $497.8 million for the Managed REITs.

Distributions – Our quarterly cash distribution was $0.84 per share for the second quarter of 2013, which equates to $3.36 per share on an annualized basis.

W. P. Carey 6/30/2013 10-Q —39

Results of Operations

We evaluate our results of operations by our two primary reportable segments — Real Estate Ownership and Investment Management. A summary of comparative results of these business segments is as follows:

Real Estate Ownership (in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Revenues
Lease revenues:
Rental income	$66,498	$14,554	$51,944	$131,417	$29,188	$102,229
Interest income from direct financing leases	9,412	1,913	7,499	18,924	4,038	14,886
Total lease revenues	75,910	16,467	59,443	150,341	33,226	117,115
Other real estate income	8,582	6,810	1,772	17,110	12,569	4,541
	84,492	23,277	61,215	167,451	45,795	121,656
Operating Expenses
Depreciation and amortization	29,872	5,482	24,390	59,411	11,001	48,410
Property expenses	5,531	3,025	2,506	10,602	5,055	5,547
General and administrative	8,554	4,033	4,521	15,187	7,395	7,792
Other real estate expenses	2,782	2,431	351	5,515	4,930	585
Impairment charges	-	-	-	1,071	-	1,071
	46,739	14,971	31,768	91,786	28,381	63,405
Other Income and Expenses
Other interest income	88	74	14	200	89	111
Net income from equity investments in real estate and the Managed REITs	32,541	28,345	4,196	43,197	42,331	866
Other income and (expenses)	1,866	1,147	719	2,927	1,435	1,492
Interest expense	(26,912)	(7,128)	(19,784)	(53,706)	(14,408)	(39,298)
	7,583	22,438	(14,855)	(7,382)	29,447	(36,829)
Income from continuing operations before income taxes	45,336	30,744	14,592	68,283	46,861	21,422
Provision for income taxes	(2,408)	(762)	(1,646)	(3,558)	(1,835)	(1,723)
Income from continuing operations	42,928	29,982	12,946	64,725	45,026	19,699
Income (loss) from discontinued operations	2,773	(1,394)	4,167	(107)	(7,196)	7,089
Net income from real estate ownership	45,701	28,588	17,113	64,618	37,830	26,788
Less: Net income attributable to noncontrolling interests	(2,594)	(221)	(2,373)	(4,819)	(370)	(4,449)
Net income from real estate ownership attributable to W. P. Carey	$43,107	$28,367	$14,740	$59,799	$37,460	$22,339
Funds from operations - as adjusted (AFFO)	$72,302	$27,883	$44,419	$135,258	$56,717	$78,541

W. P. Carey 6/30/2013 10-Q — 40

The following tables present other operating data that management finds useful in evaluating results of operations:

	June 30, 2013	December 31, 2012
Occupancy - WPC	98.9%	98.7%
Total net-leased properties - WPC	423	423
Total operating properties - WPC (a)	22	22
Total net-leased properties - Managed REITs (b)	700	705
Total operating properties - Managed REITs (a)	85	69

	For the Six Months Ended June 30,
	2013	2012
Financings structured - WPC (millions)	$113.0	$1.3
New consolidated investments - WPC (millions)	$185.2	$-
Investments structured - Managed REITs (millions)	$497.8	$272.3
Average U.S. dollar/euro exchange rate (c)	$1.3135	$1.2981
U.S. Consumer Price Index (“CPI”) (d)	233.5	229.5

(a)         Operating properties comprise of full or partial ownership interest in self-storage and hotels properties, all of which are managed by third parties. WPC’s operating properties are all self-storage properties with the exception of one hotel for all periods presented.

(b)        Includes properties owned by the Managed REITs for all periods.

(c)          The average conversion rate for the U.S. dollar in relation to the euro increased by approximately 1.2% during the six months ended June 30, 2013 in comparison to the same period in 2012, resulting in a positive impact on earnings for our euro-denominated investments in the current year period.

(d)         Many of our domestic lease agreements and those of the Managed REITs include contractual increases indexed to the change in the CPI.

W. P. Carey 6/30/2013 10-Q — 41

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our consolidated real estate investments (in thousands):

	Six Months Ended June 30,
Lessee	2013	2012
Same Store Properties:
Domestic:
Federal Express Corporation	$3,664	$3,638
Fiserv, Inc	2,736	2,657
The American Bottling Company	2,223	2,253
Amylin Pharmaceuticals, Inc.	2,181	2,181
JP Morgan Chase Bank, N.A.	1,990	1,957
Orbital Sciences Corporation	1,656	1,656
Google, Inc.	1,481	1,424
Various	13,395	13,416
	29,326	29,182
International: (a)
Eroski Sociedad Cooperativa (b)	1,526	1,508
Various (b)	1,841	2,536
	3,367	4,044
	32,693	33,226
Properties Acquired in the CPA®:15 Merger (Note 3):
Domestic:
U-Haul Moving Partners, Inc. and Mercury Partners, LP (b)	16,038	-
Marcourt Investments Inc.	9,796	-
True Value Company(b)	6,475	-
Foster Wheeler AG	2,487	-
Omnicom Group Inc.	2,132	-
Various (b)	37,280	-
	74,208	-
International: (a)
OBI Group (b)	8,121	-
Carrefour France, SAS (c)	8,019	-
Hellweg Die Profi-Baumärkte GmbH & Co. KG (Hellweg 1) (b)	7,926	-
Pohjola Non-Life Insurance Company Ltd (b)	3,930	-
TietoEnator Plc (b)	3,827	-
Police Prefecture, French Government (b)	2,835	-
Various (b)	3,606	-
	38,264	-
	112,472	-
Other Recent Acquisitions (Date Acquired):
Domestic:
Kraft Foods Group, Inc. (1/2013)	3,353	-
Walgreens Co. (9/2012)	906	-
Arbella Service Company, Inc. (6/2013)	154	-
	4,413	-
International (a)
Tommy Hilfiger Europe B.V. (4/2013)	510	-
Cargotec Finland Oy (6/2013)	253	-
	763	-
	5,176	-
	$150,341	$33,226

(a)         Amounts are subject to fluctuations in foreign currency exchange rates, primarily the euro exchange rate. The average conversion rate for the U.S. dollar in relation to the euro increased by approximately 1.2% during the six months ended June 30, 2013 in comparison to the same period in 2012, resulting in a positive impact on lease revenues for our euro-denominated investments in the current year period.

(b)         These revenues are generated in consolidated investments, generally jointly-owned with our affiliates, and on a combined basis include lease revenues applicable to noncontrolling interests totaling $20.1 million and $0.9 million for the six months ended June 30, 2013 and 2012, respectively.

(c)         We acquired the remaining interest in this investment from CPA®:15 in the CPA®:15 Merger. Subsequent to the acquisition, we consolidated this investment. We had previously accounted for this investment under the equity method.

W. P. Carey 6/30/2013 10-Q — 42

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these investments from both continuing and discontinued operations. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (dollars in thousands):

	Ownership Interest	Six Months Ended June 30,
Lessee	at June 30, 2013	2013	2012
Same Store Properties:
Domestic:
The New York Times Company	18%	$13,882	$13,697
Consolidated Systems, Inc.	60%	911	927
		14,793	14,624
International: (a)
Schuler A.G.	67%	3,133	3,077
		17,926	17,701
Properties Acquired in the CPA®:15 Merger (Note 3):
Domestic:
Advanced Micro Devices	33%	5,972	-
The Talaria Company (Hinckley)	30%	2,553	-
Del Monte Corporation	50%	1,763	-
PetSmart, Inc.	30%	1,396	-
Builders FirstSource, Inc.	40%	835	-
The Upper Deck Company (b)	50%	-	-
		12,519	-
International: (a)
Hellweg Die Profi-Baumärkte GmbH & Co. KG (Hellweg 2)	40%	17,911	-
C1000 Logistiek Vastgoed B. V.	15%	7,547	-
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH	33%	1,629	-
SaarOTEC	50%	247	-
		27,334	-
		39,853	-
Additional Interests in Properties Acquired in the CPA®:15 Merger: (c)
Domestic:
Hologic, Inc.	(c)	-	1,908
Symphony IRI Group, Inc.	(c)	-	1,086
Childtime Childcare, Inc.	(c)	-	610
		-	3,604
International: (a)
Carrefour France, SAS	(c)	-	9,418
		-	13,022

Other Recent Acquisition (Date Acquired):
International: (a)
Wanbishi Archives Co. Ltd (12/2012) (d)	3%	1,616	-

Properties Sold:
Domestic:
U. S. Airways Group, Inc. (e)	(e)	1,874	2,211
International: (a)
Médica – France, S.A. (f)	(f)	-	1,774
		1,874	3,985
		$61,269	$34,708

(a)         Amounts are subject to fluctuations in foreign currency exchange rates, primarily the euro exchange rate. The average conversion rate for the U.S. dollar in relation to the euro increased by approximately 1.2% during the six months ended June 30, 2013 in comparison to the same period in 2012, resulting in a positive impact on lease revenues for our euro-denominated investments in the current year period.

(b)         The property owned by the jointly-owned investment was vacant during the six months ended June 30, 2013 and 2012.

(c)          In connection with the CPA®:15 Merger, we purchased the remaining interest in this investment from CPA®:15. Subsequent to the CPA®:15 Merger, we own 100% and consolidate this investment.

(d)         We acquired our interest in this investment in December 2012. Amounts are subject to fluctuations in the Japanese yen exchange rate with the U.S. dollar.

(e)          We sold our interest in this investment in June 2013 (Note 6).

W. P. Carey 6/30/2013 10-Q —43

(f)           In April 2012, this jointly-owned entity sold its interests in the investment.

Leasing Activity

The following discussion presents a summary of our leasing activity on our existing properties for the periods presented and does not include new acquisitions and properties acquired in the CPA®:15 Merger.

During the three months ended June 30, 2013, we did not enter into new leases or modify any existing leases. During the three months ended June 30, 2012, we signed six leases totaling approximately 0.2 million square feet of leased space. Of these leases, one was with a new tenant and five were lease renewals with existing tenants. The average new rent for these leases is $7.42 per square foot and the average former rent was $8.02 per square foot, reflecting current market conditions. We provided a tenant improvement allowance of $0.3 million on one of these leases.

During the six months ended June 30, 2013, we signed eight leases totaling approximately 0.3 million square feet of leased space. Of these leases, two were with new tenants and six were lease renewals or extensions with existing tenants. The average new rent for these leases is $5.68 per square foot and the average former rent was $7.88 per square foot, reflecting current market conditions. We provided a tenant improvement allowance of $0.4 million on one of these leases. In addition, we entered into a lease extension regarding a 0.4 million square feet building and committed to an expansion of 0.1 million square feet at an expected cost of $6.4 million. The old rent on this lease was $4.72 per square foot and the new rent is $4.29 per square foot.

During the six months ended June 30, 2012, we signed 12 leases totaling approximately 0.5 million square feet of leased space. Of these leases, two were with new tenants and ten were lease renewals with existing tenants. The average new rent for these leases is $6.36 per square foot and the average former rent was $6.98 per square foot. We provided a tenant improvement allowance of $0.3 million on one of these leases.

Lease Revenues

As of June 30, 2013, approximately 68% of our net leases, based on annualized contractual minimum base rent, provide for adjustments based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, approximately 24% of our net leases on that same basis have fixed rent adjustments, pursuant to which contractual minimum base rent is scheduled to increase by an average of 2% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies.

For the three and six months ended June 30, 2013 as compared to the same periods in 2012, lease revenues increased by $59.4 million and $117.1 million, respectively, primarily due to the properties we acquired in the CPA®:15 Merger, which contributed to an increase in lease revenues of $56.5 million and $112.5 million, respectively. Lease revenues also increased by $3.1 million and $5.2 million, respectively, due to properties acquired in the fourth quarter of 2012 and first half of 2013.

Other Real Estate Income

Other real estate income generally consists of pass-through common area charges, lease termination payments and other non-rent related revenues from real estate ownership. Other real estate income also includes revenue from Carey Storage, a subsidiary that holds investments in domestic self-storage properties, and Livho, a subsidiary that operates a hotel under a franchise agreement in Livonia, Michigan.

For the three and six months ended June 30, 2013 as compared to the same periods in 2012, other real estate income increased by $1.8 million and $4.5 million, respectively, primarily due to $2.1 million and $4.3 million of other real estate income recorded in the current year periods from properties we acquired in the CPA®:15 Merger.

Depreciation and Amortization

For the three and six months ended June 30, 2013 as compared to the same periods in 2012, depreciation and amortization increased by $24.4 million and $48.4 million, respectively, primarily due to $22.0 million and $44.0 million of depreciation and amortization recorded in the current year periods on properties we acquired in the CPA®:15 Merger. Depreciation and amortization also increased by $1.9 million and $3.5 million for the three and six months ended June 30, 2013, respectively, as a result of properties we acquired in the first half of 2013.

W. P. Carey 6/30/2013 10-Q — 44

Property Expenses

For the three and six months ended June 30, 2013 as compared to the same periods in 2012, property expenses increased by $2.5 million and $5.5 million, respectively, primarily due to properties we acquired in the CPA®:15 Merger.

General and Administrative

For the three and six months ended June 30, 2013 as compared to the same periods in 2012, general and administrative expenses increased by $4.5 million and $7.8 million, respectively, primarily due to an increase in personnel costs of $3.3 million and $7.0 million, respectively, as a result of a higher allocation of personnel costs to the Real Estate Ownership segment due to the larger real estate portfolio as a result of the CPA®:15 Merger; $2.9 million of acquisition-related costs expensed during the second quarter of 2013 on two investments which were accounted for as business combinations; and an increase in professional fees of $0.5 million and $1.6 million, respectively. These increases in the current year periods were partially offset by costs of $2.4 million and $4.4 million incurred during the prior year periods, respectively, in connection with the CPA®:15 Merger.

Impairment Charges

During the six months ended June 30, 2013, we recognized an impairment charge of $1.1 million on our operating hotel property to write down its carrying value to its estimated fair value as a result of a change in holding period (Note 8).

As part of our portfolio management strategy, we attempt to exit from investments containing lower-quality, lower-growth assets and market properties for sale. We evaluate all potential sale opportunities taking into account the long-term growth prospects of assets being sold, the use of proceeds, and the impact on our balance sheet, in addition to the impact on operating results. In our experience, it is difficult for many buyers to complete these transactions in the timing contemplated or at all. Where the undiscounted cash flows, when considering and evaluating the various alternative courses of action that may occur, are less than the assets’ carrying values, we recognize an impairment charge to reduce the carrying value of the property to its estimated fair value. Further, it is possible that we may sell an asset for a price below its estimated fair value and record a loss on sale.

See Net Income from Equity Investments in Real Estate and the Managed REITs and Income (loss) from Discontinued Operations below for additional impairment charges incurred.

Net Income from Equity Investments in Real Estate and the Managed REITs

Net income from equity investments in real estate and the Managed REITs are recognized in accordance with each respective investment. In addition, we are entitled to receive distributions of Available Cash from the operating partnerships of the Managed REITs. The net income of our unconsolidated investments fluctuates based on the timing of transactions, such as new leases and property sales, as well as the level of impairment charges.

For the three and six months ended June 30, 2013 as compared to the same periods in 2012, net income from equity investments in real estate and the Managed REITs increased by $4.2 million and $0.9 million, respectively, primarily due a net gain of $19.5 million recognized on the sale of our interest in the U. S. Airways investment in the second quarter of 2013, partially offset by our share of the net gain recognized by a jointly-owned entity upon selling its equity shares in the Médica investment in the second quarter of 2012, which increased our equity income by $15.1 million in the same period. In addition, distributions of Available Cash received and earned from the operating partnerships of CPA®:16 – Global and CPA®:17 – Global increased by an aggregate of $1.2 million and $2.1 million, respectively, as a result of new investments CPA®:17 – Global entered into during 2012 and 2013. These increases were partially offset by a decrease in equity income from CPA®:15 of $2.7 million and $3.8 million, respectively, which we consolidate as a result of the CPA®:15 Merger. In addition, other-than-temporary impairment charges recognized on our investment in the Special Member Interest in CPA®:16 – Global’s operating partnership decreased by $0.4 million during the three months ended June 30, 2013 and increased by $2.0 million during the six months ended June 30, 2013, as compared to the same periods in 2012 (Note 8).

Other Income and (Expenses)

For the three and six months ended June 30, 2013, we recognized other income of $1.9 million and $2.9 million, respectively, primarily due to unrealized gains of $1.7 million and $3.4 million recognized on the interest rate swaps acquired from CPA®:15 in the CPA®:15 Merger because these swaps did not qualify for hedge accounting. For the six months ended June 30, 2013, the gains recognized on interest rate swaps were partially offset by $0.7 million of net realized and unrealized losses on foreign currency transactions as a result of changes in foreign currency exchanges rates on notes receivable from international subsidiaries.

W. P. Carey 6/30/2013 10-Q — 45

For the three and six months ended June 30, 2012, we recognized other income of $1.1 million and $1.4 million, respectively, primarily due to unrealized gains of $2.0 million recorded on the disposals of two parcels of land (Note 2). This gain was partially offset by net realized and unrealized losses of $0.9 million and $0.6 million recognized during the three and six months ended June 30, 2012, respectively, on foreign currency transactions as a result of changes in foreign currency exchanges rates on notes receivable from international subsidiaries.

Interest Expense

For the three and six months ended June 30, 2013 as compared to the same periods in 2012, interest expense increased by $19.8 million and $39.3 million, respectively, of which $18.2 million and $36.4 million, respectively, were due to interest expense incurred in the current year periods on mortgage loans assumed in connection with our acquisition of properties in the CPA®:15 Merger.

Provision for Income Taxes

For the three and six months ended June 30, 2013 as compared to the same periods in 2012, provision for income taxes increased by $1.6 million and $1.7 million, respectively, primarily due to the foreign properties we acquired in the CPA®:15 Merger, which contributed to an increase in foreign income taxes.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations represents the net income or loss (revenue less expenses) from the operations of properties that were sold or held for sale (Note 13).

For the three and six months ended June 30, 2013, we recognized income from discontinued operations of $2.8 million and net loss from discontinued operations of $0.1 million, respectively. The income recognized during the three months ended June 30, 2013 was primarily due to $3.1 million of income generated from the operations of discontinued properties and a $1.3 million net gain on the sale of these properties, partially offset by impairment charges of $1.7 million recorded on two properties held for sale. The net loss recognized during the six months ended June 30, 2013 was primarily due to impairment charges aggregating $3.9 million recorded on two properties to reduce the carrying values of the properties to their estimated fair value and to write off the goodwill related to the properties, partially offset by $3.3 million of income generated from the operations of discontinued properties.

For the three and six months ended June 30, 2012, we recognized a loss from discontinued operations of $1.4 million and $7.2 million, respectively, primarily due to impairment charges of $1.0 million and $6.7 million recorded on properties sold to reduce the carrying values of the properties to their expected selling prices. In addition, the loss recognized during the three and six months ended June 30, 2012 included net losses on the sale of these properties of $0.3 million and $0.5 million, respectively.

Net Income from Real Estate Ownership Attributable to W. P. Carey

For the three and six months ended June 30, 2013 as compared to the same periods in 2012, the resulting net income from Real Estate Ownership attributable to W. P. Carey increased by $14.7 million and $22.3 million, respectively.

Funds from Operations — as Adjusted (AFFO)

For the three and six months ended June 30, 2013 as compared to the same periods in 2012, AFFO from Real Estate Ownership increased by $44.4 million and $78.5 million, respectively, primarily as a result of income earned from the properties we acquired in the CPA®:15 Merger. AFFO is a non-GAAP measure that we use to evaluate our business. For a definition of AFFO and reconciliation to net income attributable to W. P. Carey, see Supplemental Financial Measures below.

W. P. Carey 6/30/2013 10-Q — 46

Investment Management (in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Revenues
Asset management revenue	$10,355	$15,636	$(5,281)	$20,369	$31,238	$(10,869)
Structuring revenue	6,422	3,622	2,800	12,764	11,260	1,504
Dealer manager fees	2,320	4,080	(1,760)	3,542	7,867	(4,325)
Reimbursed costs from affiliates	15,467	20,484	(5,017)	27,435	39,221	(11,786)
	34,564	43,822	(9,258)	64,110	89,586	(25,476)
Operating Expenses
General and administrative	21,696	22,548	(852)	44,036	46,096	(2,060)
Reimbursable costs	15,467	20,484	(5,017)	27,435	39,221	(11,786)
Depreciation and amortization	1,055	942	113	2,043	1,880	163
	38,218	43,974	(5,756)	73,514	87,197	(13,683)
Other Income and Expenses
Other interest income	228	81	147	486	569	(83)
Other income and (expenses)	11	69	(58)	42	89	(47)
	239	150	89	528	658	(130)
(Loss) income from continuing operations before income taxes	(3,415)	(2)	(3,413)	(8,876)	3,047	(11,923)
Benefit from income taxes	3,530	2,644	886	5,913	2,022	3,891
Net income (loss) from investment management	115	2,642	(2,527)	(2,963)	5,069	(8,032)
Less: Net (income) loss attributable to noncontrolling interests	(98)	701	(799)	419	1,428	(1,009)
Add: Net loss attributable to redeemable noncontrolling interest	43	67	(24)	93	110	(17)
Net income (loss) from investment management attributable to W. P. Carey	$60	$3,410	$(3,350)	$(2,451)	$6,607	$(9,058)
Funds from operations - as adjusted (AFFO)	$336	$(62)	$398	$9,635	$11,175	$(1,540)

The following tables present other operating data that management finds useful in evaluating results of operations (dollars in millions):

	June 30, 2013	December 31, 2012
Total properties - Managed REITs (a)	785	774
Assets under management (b)	$8,830.0	$7,870.8
Cumulative funds raised - CPA®:17 – Global offerings (c)	$2,884.5	$2,883.1
Cumulative funds raised - CWI offering (d)	$365.8	$159.6

	For the Six Months Ended June 30,
	2013	2012
Financings structured - Managed REITs	$482.1	$241.4
Investments structured - Managed REITs	$497.8	$272.3
Funds raised - CPA®:17 – Global offerings (c)	$1.3	$362.7
Funds raised - CWI offering (d)	$208.3	$36.0

(a)        Includes properties owned by the Managed REITs for all periods.

(b)         Represents the fair value of the real estate assets owned by the Managed REITs, which was calculated by us as the advisor to the Managed REITs based in part upon third-party appraisals.

(c)          Reflects funds raised in the initial offering (commenced in December 2007) and the follow-on offering (commenced April 7, 2011). The follow-on offering was terminated on January 31, 2013.

W. P. Carey 6/30/2013 10-Q — 47

(d)         Reflects funds raised in the initial offering. The initial offering commenced on March 3, 2011 once the minimum funds were raised and is scheduled to terminate on September 15, 2013.

Asset Management Revenue

We earn asset management revenue from the Managed REITs and, until the CPA®:15 Merger, we earned performance revenue from CPA®:15, based on the value of their real estate-related and lodging-related assets under management. This asset management revenue may increase or decrease depending upon (i) increases in the Managed REITs’ asset bases as a result of new investments; (ii) decreases in the Managed REITs’ asset bases as a result of sales of investments; and (iii) increases or decreases in the appraised value of the real estate-related and lodging-related assets in the Managed REITs’ investment portfolios. The availability of funds for new investments by the Managed REITs is substantially dependent on our ability to raise funds through their public offerings.

For the three and six months ended June 30, 2013 as compared to the same periods in 2012, asset management revenue decreased by $5.3 million and $10.9 million, respectively. We received asset management revenue from CPA®:15 of $6.1 million and $12.4 million during the three and six months ended June 30, 2012, respectively. As a result of the cessation of asset management fees and performance fees earned from CPA®:15 after the CPA®:15 Merger in September 2012, we did not receive any asset management revenue from CPA®:15 during the three or six months ended June 30, 2013. This decrease was partially offset by an aggregate increase of $1.0 million and $1.9 million during the three and six months ended June 30, 2013 as compared to the same periods in 2012, respectively, from CPA®:17 – Global and CWI as a result of new investments that they entered into during 2012 and 2013.

Structuring Revenue

We earn structuring revenue when we structure investments and debt placement transactions for the Managed REITs. Structuring revenue is dependent on fundraising and investment activity, which is subject to significant period-to-period variation.

For the three and six months ended June 30, 2013 as compared to the same periods in 2012, structuring revenue increased by $2.8 million and $1.5 million, respectively, primarily due to higher investment volume by CWI, partially offset by lower investment volume by CPA®:17 – Global in the current year periods as compared to the respective prior year periods.

Dealer Manager Fees

As discussed in Note 3, we earned a dealer manager fee of up to $0.35 per share sold in connection with CPA®:17 – Global’s follow-on offering, which commenced on April 7, 2011 and terminated on January 31, 2013. We also earn a $0.30 dealer manager fee per share sold in connection with CWI’s ongoing initial public offering, which is scheduled to terminate on September 15, 2013. We re-allow all or a portion of the dealer manager fees to selected dealers in the offerings. Dealer manager fees that are not re-allowed are classified as Dealer manager fees in the consolidated financial statements. Dealer manager fees earned are generally offset by underwriting costs incurred in connection with the offerings, which are included in General and administrative expenses.

For the three and six months ended June 30, 2013 as compared to the same periods in 2012, dealer manager fees decreased by $1.8 million and $4.3 million, respectively, primarily due to the termination of the CPA®:17 – Global follow-on offering on January 31, 2013, partially offset by an increase in fees earned due to the higher level of sales of shares of CWI during the three and six months ended June 30, 2013 compared to the same periods in the prior year.

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

For the three and six months ended June 30, 2013 as compared to the same periods in 2012, reimbursed and reimbursable costs decreased by $5.0 million and $11.8 million, respectively, primarily due to decreases of $14.6 million and $28.1 million, respectively, in commissions paid to broker-dealers as a result of the termination of the CPA®:17 – Global follow-on offering on January 31, 2013. This decrease was partially offset by an increase of $9.2 million and $14.1 million, respectively, in commissions paid to broker-dealers related to the CWI offering due to the corresponding increase in funds raised.

W. P. Carey 6/30/2013 10-Q — 48

General and Administrative

For the three and six months ended June 30, 2013 as compared to the same periods in 2012, general and administrative expenses decreased by $0.9 million and $2.1 million, respectively, primarily due to (i) decreases of $2.6 million and $8.0 million, respectively, as a result of additional personnel costs allocated to the Managed REITs due to the change in the method we use to allocate personnel costs (Note 3); (ii) decreases of $1.6 million and $2.6 million, respectively, in professional fees; and (iii) decreases of $0.9 million and $1.7 million, respectively, in underwriting costs primarily related to the termination of the CPA®:17 – Global offering in January 2013. These decreases were partially offset by increases in compensation expense of $3.4 million and $10.2 million, respectively, as described below. The decreases in general and administrative expenses during the three months ended June 30, 2013 were also partially offset by an increase of $0.8 million in acquisition fees paid to the subadvisor in connection with the higher level of CWI’s acquisitions during the current year period as well as higher rent expenses.

Compensation costs increased during the current year periods primarily due to (i) increases in stock-based compensation expense of $3.1 million and $6.9 million, respectively, which was primarily the result of revising the expected payout ratio of the PSUs issued in 2012 and 2011 and higher fair value of the awards issued in the first quarter of 2013; (ii) increases in commissions paid to investment officers of $1.4 million and $1.7 million, respectively, as a result of higher investment volume in the current year periods; (iii) an increase in bonus expense of $1.6 million during the six months ended June 30, 2013 as a result of the bonus payout made in the first quarter of 2013 for calendar year 2012 that was greater than previously anticipated.

Impairment Charges

For the three and six months ended June 30, 2013 and 2012, we did not recognize any impairment charges. We assess the carrying values of our respective long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. In the event that one of our management contracts is canceled or not renewed, this could impact the fair value and result in a future impairment of our goodwill in the Investment Management segment.

Benefit from Income Taxes

For the three and six months ended June 30, 2013, benefit from income taxes increased by $0.9 million and $3.9 million, respectively, primarily due to the net loss recognized in this segment in the current year periods compared to net income recognized in the prior year periods. In addition, compensation-related deductions were higher in the current year periods as compared to the same periods in the prior year.

Net Income (loss) from Investment Management Attributable to W. P. Carey

For the three months ended June 30, 2013, the resulting net income from Investment Management attributable to W. P. Carey decreased by $3.4 million. For the six months ended June 30, 2013, the resulting net loss from investment management attributable to W. P. Carey was $2.5 million, compared to net income of $6.6 million recognized in the prior year period.

Funds from Operations — as Adjusted (AFFO)

For the three and six months ended June 30, 2013 as compared to the same periods in 2012, AFFO from our Investment Management segment increased by $0.4 million and decreased by $1.5 million, respectively. The decrease in AFFO during the six months ended June 30, 2013 as compared to the same period in the prior year was primarily as a result of the cessation of asset management fees and performance fees received from CPA®:15 after the CPA®:15 Merger in September 2012. AFFO is a non-GAAP measure that we use to evaluate our business. For a definition of AFFO and reconciliation to net income attributable to W. P. Carey, see Supplemental Financial Measures below.

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

W. P. Carey 6/30/2013 10-Q — 49

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

Operating Activities

Cash flow from operating activities increased by $59.6 million during the six months ended June 30, 2013 as compared to the same period in 2012, primarily due to operating cash flow generated from the properties we acquired in the CPA®:15 Merger, partially offset by a decrease in cash received for providing asset management services to the Managed REITs due to the cessation of such fees earned from CPA®:15 after the CPA®:15 Merger in September 2012.

Investing Activities

Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property-related costs. During the six months ended June 30, 2013, we purchased four investments for $185.2 million, which we partially funded with $50.9 million from the escrowed proceeds of the sales of properties in exchange transactions under Section 1031 of the Code. Funds totaling $45.6 million and $44.6 million were invested in and released from, respectively, lender-held investment accounts. We also used $5.8 million to make capital improvements to various properties. We received $21.9 million in distributions from equity investments in real estate and the Managed REITs in excess of cumulative equity income. We also received cash proceeds totaling $48.9 million from the sale of five properties and an equity investment, including $28.4 million from selling our interest in the U.S. Airways investment, which we placed in escrow and was subsequently used to make an acquisition of another property under Section 1031 of the Code.

Financing Activities

During the six months ended June 30, 2013, we paid distributions to stockholders of $102.9 million and paid distributions of $15.2 million to affiliates who hold noncontrolling interests in various entities with us. We made scheduled mortgage loan principal payments of $121.8 million and received mortgage financing proceeds of $99.0 million. Net borrowings under our Revolver increased overall by $132.0 million since December 31, 2012 and were comprised of gross borrowings of $230.0 million and repayments of $98.0 million. Net borrowings under our Revolver were primarily used for new investments. We also used $40.0 million to purchase shares of our common stock from the Estate (Note 3). We received contributions of $2.8 million from affiliates who hold noncontrolling interests in various entities with us. We also received $2.0 million in connection with the issuance of stock pursuant to our share incentive plan for employees and our employee share purchase plan. We recognized windfall tax benefits of $11.6 million in connection with the exercise of employee stock options and the vesting of PSUs and RSUs, which reduced our tax liability to various taxing authorities.

W. P. Carey 6/30/2013 10-Q — 50

Summary of Financing

The table below summarizes our non-recourse debt and Senior Credit Facility (dollars in thousands):

	June 30, 2013	December 31, 2012
Carrying Value
Fixed rate	$1,304,629	$1,322,168
Variable rate (a)	766,526	646,229
Total	$2,071,155	$1,968,397

Percent of Total Debt
Fixed rate	63%	67%
Variable rate (a)	37%	33%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	5.5%	5.6%
Variable rate (a)	3.1%	3.4%

(a)         Variable-rate debt at June 30, 2013 included (i) $385.0 million outstanding under our Senior Credit Facility, which includes the $175.0 million outstanding under the Term Loan Facility, (ii) $334.5 million that has been effectively converted to fixed rates through interest rate swap and cap derivative instruments, and (iii) $44.0 million in mortgage loan obligations that bore interest at fixed rates but have interest rate reset features that may change the interest rates to then-prevailing market fixed rates (subject to specified caps) at certain points during their term.

Cash Resources

At June 30, 2013, our cash resources consisted of the following:

•             Cash and cash equivalents totaling $62.8 million. Of this amount, $32.0 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

•             Our Revolver, with unused capacity of $237.6 million, excluding amounts reserved for outstanding letters of credit. Our lender has issued letters of credit totaling $2.4 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under the facility; and

We also had unleveraged properties that had an aggregate carrying value of $60.9 million at June 30, 2013, although there can be no assurance that we would be able to obtain financing for these properties.

Our cash resources can be used for working capital needs and other commitments and may be used for future investments. As described in Note 10, on July 31, 2013, we entered into a new credit agreement with our existing lender, Bank of America, for an Unsecured Term Loan of up to $300.0 million, which we drew down in full primarily to repay the $250.0 million outstanding balance on the Revolver. We continue to evaluate fixed-rate financing options, such as obtaining non-recourse financing on our unleveraged properties.

Cash Requirements

During the next 12 months, we expect that cash payments will include paying distributions to our stockholders and to our affiliates who hold noncontrolling interests in entities we control and making scheduled mortgage loan principal payments, including mortgage balloon payments totaling $214.1 million, as well as other normal recurring operating expenses. There are no mortgage balloon payments due on our equity investments during the next 12 months.

We expect to fund future investments, any capital expenditures on existing properties, scheduled debt maturities on non-recourse mortgage loans and any loans to CWI and CPA®:18 – Global through cash generated from operations, the use of our cash reserves or unused amounts on our Revolver and equity or debt offerings.

W. P. Carey 6/30/2013 10-Q — 51

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at June 30, 2013 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse debt — Principal (a)	$1,699,105	$264,910	$460,922	$324,765	$648,508
Senior Credit Facility — Principal (b)	385,000	-	385,000	-	-
Interest on borrowings (c)	416,583	93,423	129,481	83,515	110,164
Operating and other lease commitments (d)	31,630	3,122	5,886	7,131	15,491
Property improvement commitments	4,586	4,586	-	-	-
	$2,536,904	$366,041	$981,289	$415,411	$774,163

(a)         Excludes an unamortized discount of $12.9 million (Note 10).

(b)         Our $625.0 million Senior Credit Facility is scheduled to mature in December 2014, unless extended pursuant to its terms. Amount in the table includes borrowings under our Revolver and $175.0 million outstanding under the Term Loan Facility. On July 31, 2013, we repaid the $250.0 million outstanding balance on the Revolver with a portion of the proceeds from the Unsecured Term Loan (Note 15).

(c)          Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at June 30, 2013.

(d)         Operating and other lease commitments consist primarily of the future minimum rents payable on the lease for our principal offices. We are reimbursed by the Managed REITs for their share of the future minimum rents pursuant to their respective advisory agreements with us. These amounts are allocated among the entities based on gross revenues and are adjusted quarterly.

Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at June 30, 2013, which consisted primarily of the euro. At June 30, 2013, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Equity Method Investments

We have interests in unconsolidated investments that own single-tenant properties net leased to companies. Generally, the underlying investments are jointly-owned with our affiliates. At June 30, 2013, on a combined basis, these investments had total assets and third-party debt of approximately $1.2 billion and $0.7 billion, respectively. At that date, our pro rata share of their aggregate debt was $236.8 million. Cash requirements with respect to our share of these debt obligations are discussed above under Cash Requirements.

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

W. P. Carey 6/30/2013 10-Q — 52

We modify the NAREIT computation of FFO to include other adjustments to GAAP net income to adjust for certain non-cash charges such as amortization of real estate-related intangibles, deferred income tax benefits and expenses, straight-line rents, stock compensation, gains or losses from extinguishment of debt and deconsolidation of subsidiaries and unrealized foreign currency exchange gains and losses. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. Additionally, we exclude expenses related to the CPA®:15 Merger and realized gains/losses on foreign exchange and derivatives, which are not considered fundamental attributes of our business plan and do not affect our overall long-term operating performance. We refer to our modified definition of FFO as AFFO. We exclude these items from GAAP net income as they are not the primary drivers in our decision making process and excluding those items provides investors a view of our portfolio performance over time and make it more comparable to other REITs which are currently not engaged in acquisitions and mergers. We use AFFO as one measure of our operating performance when we formulate corporate goals, evaluate the effectiveness of our strategies, and determine executive compensation.

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

W. P. Carey 6/30/2013 10-Q — 53

FFO and AFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Real Estate Ownership
Net income from real estate ownership attributable to W. P. Carey	$43,107	$28,367	$59,799	$37,460
Adjustments:
Depreciation and amortization of real property	30,170	5,673	59,857	11,820
Impairment charges	1,671	1,003	4,950	6,728
Gain on sale of real estate, net	(981)	(1,686)	(50)	(1,505)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	3,157	730	6,311	1,628
Gain on sale of real estate, net	(19,461)	(15,557)	(19,461)	(15,415)
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(4,247)	(434)	(8,514)	(868)
Total adjustments	10,309	(10,271)	43,093	2,388
FFO (as defined by NAREIT) - Real Estate Ownership	53,416	18,096	102,892	39,848
Adjustments:
Loss on extinguishment of debt	(141)	-	(67)	-
Other gains, net	-	-	(270)	-
Other depreciation, amortization and non-cash charges	(515)	235	285	24
Stock-based compensation	911	-	1,085	-
Deferred tax expense	(21)	(532)	(1,046)	(1,184)
Acquisition expenses (a)	2,909	-	2,909	-
Realized losses on foreign currency, derivatives and other (b)	102	542	154	542
Amortization of deferred financing costs	549	402	1,060	866
Straight-line and other rent adjustments	(2,277)	(883)	(4,446)	(1,998)
Above- and below-market rent intangible lease amortization, net (b)	7,237	111	14,493	111
Merger expenses	218	2,616	329	4,719
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at AFFO:
Other depreciation, amortization and non-cash charges	174	-	369	-
Straight-line and other rent adjustments	(166)	(366)	(354)	(779)
Above- and below-market rent intangible lease amortization, net	271	-	542	-
AFFO adjustments to equity earnings from equity investments	10,718	7,687	19,967	14,613
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	(1,083)	(25)	(2,644)	(45)
Total adjustments	18,886	9,787	32,366	16,869
AFFO - Real Estate Ownership	$72,302	$27,883	$135,258	$56,717

Investment Management
Net income (loss) from investment management attributable to W. P. Carey	$60	$3,410	$(2,451)	$6,607
FFO (as defined by NAREIT) - Investment Management	$60	$3,410	$(2,451)	$6,607
Adjustments:
Other depreciation, amortization and other non-cash charges	253	229	515	488
Stock-based compensation	7,518	4,495	16,493	9,755
Deferred tax expense	(7,815)	(8,459)	(5,562)	(6,223)
Realized gains (losses) on foreign currency (b)	2	(23)	4	(23)
Amortization of deferred financing costs	318	286	636	571
Total adjustments	276	(3,472)	12,086	4,568
AFFO - Investment Management	$336	$(62)	$9,635	$11,175
Total Company
FFO - as defined by NAREIT	$53,476	$21,506	$100,441	$46,455
AFFO	$72,638	$27,821	$144,893	$67,892

W. P. Carey 6/30/2013 10-Q — 54

(a)         Prior to the second quarter of 2013, this amount was insignificant and therefore not included in the AFFO calculation.

(b)         These adjustments are significant and recurring subsequent to the Merger and were not included in the AFFO calculation for the three and six months ended June 30, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk

The carrying value of our real estate and related fixed rate debt obligations is subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our owned and managed assets to decrease, which would create lower revenues from managed assets and lower investment performance for the managed funds. Increases in interest rates may also have an impact on the credit profile of certain tenants.

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable-rate debt service obligations of the loan to a fixed rate or limit the underlying interest rate from exceeding a specified strike rate, respectively. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At June 30, 2013, we estimate that the net fair value of our interest rate swaps and caps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $15.2 million.

W. P. Carey 6/30/2013 10-Q — 55

At June 30, 2013, a significant portion (approximately 86%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The effective annual interest rates on our fixed-rate debt at June 30, 2013 ranged from 2.7% to 10.0%. The annual interest rates on our variable-rate debt at June 30, 2013 ranged from 1.2% to 7.6%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at June 30, 2013 (in thousands):

	2013 (remainder)	2014	2015	2016	2017	Thereafter	Total	Fair value
Fixed-rate debt (a)	$37,808	$286,064	$222,377	$81,188	$117,628	$573,118	$1,318,183	$1,289,061
Variable-rate debt (a) (b)	$27,234	$475,663	$10,873	$6,971	$9,487	$235,694	$765,922	$759,135

(a)         Amounts are based on the exchange rate at June 30, 2013, as applicable.

(b)         On July 31, 2013, we repaid the $250.0 million outstanding balance on the Revolver scheduled to mature in 2014, with a portion of the proceeds from the Unsecured Term Loan (Note 15).

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or that has been subject to interest rate caps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at June 30, 2013 by an aggregate increase of $60.8 million or an aggregate decrease of $59.6 million, respectively. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at June 30, 2013 would increase or decrease by $3.9 million for each respective 1% change in annual interest rates. As more fully described under Financial Condition — Summary of Financing in Item 2 above, a portion of the debt classified as variable-rate debt in the tables above bore interest at fixed rates at June 30, 2013 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. Such debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own investments in the European Union and Asia and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing our debt service obligation on an investment in the same currency as the tenant’s rental obligation to us. This reduces our overall exposure to the net cash flow from that investment. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of various foreign currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the six months ended June 30, 2013, we recognized net realized and unrealized foreign currency transaction loss of $0.2 million and $0.6 million, respectively. These losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the euro on accrued interest receivable on notes receivable from consolidated subsidiaries.

We enter into foreign currency forward contracts to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. The net estimated fair value of our foreign currency forward contracts, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a liability position of $0.8 million at June 30, 2013. We obtain non-recourse mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of June 30, 2013, for the remainder of 2013, each of the next four years following December 31, 2013, and thereafter are as follows (in thousands):

Lease Revenues (a)	2013 (remainder)	2014	2015	2016	2017	Thereafter	Total
Euro	$47,370	$94,529	$81,543	$68,041	$59,326	$448,146	$798,955
British pound sterling	703	1,482	1,482	1,483	1,482	29,922	36,554
	$48,073	$96,011	$83,025	$69,524	$60,808	$478,068	$835,509

W. P. Carey 6/30/2013 10-Q — 56

Scheduled debt service payments (principal and interest) for mortgage notes payable for our consolidated foreign operations as of June 30, 2013 for the remainder of 2013, each of the next four years following December 31, 2013, and thereafter are as follows (in thousands):

Debt Service (a) (b)	2013 (remainder)	2014	2015	2016	2017	Thereafter	Total
Euro (c)	$46,464	$188,232	$177,228	$27,285	$13,486	$218,407	$671,102
British pound sterling (d)	354	776	10,414	-	-	-	11,544
	$46,818	$189,008	$187,642	$27,285	$13,486	$218,407	$682,646

(a)         Amounts are based on the applicable exchange rates at June 30, 2013. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)         Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at June 30, 2013.

(c)          We estimate that for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected property-level cash flow at June 30, 2013 of $1.3 million.

(d)         We estimate that for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected property-level cash flow at June 30, 2013 of $0.3 million.

As a result of scheduled balloon payments on our international non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2014 and 2015. In 2014 and 2015, balloon payments totaling $145.5 million and $91.3 million, respectively, are due on several non-recourse mortgage loans that are collateralized by properties that we own with affiliates. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If that has not occurred, we would expect to use our cash resources, including unused capacity on our Revolver, to make these payments, if necessary.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2013, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2013 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

W. P. Carey 6/30/2013 10-Q — 57

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended June 30, 2013:

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2013 Period	shares purchased (a)	paid per share	plans or program (a)	plans or program (a)
April	616,971	$64.83	N/A	N/A
May	-	-	N/A	N/A
June	-	-	N/A	N/A
Total	616,971

(a)         These shares were repurchased pursuant to a share purchase agreement with the Estate (Note 3).

W. P. Carey 6/30/2013 10-Q — 58

Item 6. Exhibits.

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description

10.1	Amended and Restated W. P. Carey Inc. 2009 Share Incentive Plan (Incorporated by reference to Appendix A of Schedule 14A (File No. 333-185111) filed April 30, 2013) *

10.2	W. P. Carey Inc. 2009 Non-Employee Directors’ Incentive Plan (the “2009 Directors Plan”) *

10.3	Form of Restricted Share Agreement under the 2009 Directors Plan *

10.4

Advisory Agreement, dated as of May 7, 2013, by and among Corporate Property Associates 18 – Global Incorporated, CPA®:18 Limited Partnership and Carey Asset Management Corp. (Incorporated by reference to Quarterly Report on Form 10-Q (File No. 000-54970) filed by Corporate Property Associates 18 – Global Incorporated on June 20, 2013)

10.5

Dealer Manager Agreement, dated as of May 7, 2013, by and between Corporate Property Associates 18 – Global Incorporated and Carey Financial, LLC (Incorporated by reference to Quarterly Report on Form 10-Q (File No. 000-54970) filed by Corporate Property Associates 18 – Global Incorporated on June 20, 2013)

10.6

Agreement and Plan of Merger dated as of July 25, 2013, by and between Corporate Property Associates 16 – Global Incorporated, W. P. Carey Inc., WPC REIT Merger Sub Inc., and, for the limited purposes set forth therein, Carey Asset Management Corp., W. P. Carey & Co. B.V. and CPA 16 LLC. (Incorporated by reference to Current Report on Form 8-K (File No. 333-18511) filed July 25, 2013)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from W. P. Carey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Equity for the six months ended June 30, 2013 and the year ended December 31, 2012, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.

*                       The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b)(10)(iii) of SEC Regulation S-K.

W. P. Carey 6/30/2013 10-Q — 59

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.
Date: August 6, 2013
	By:	/s/ Catherine D. Rice
Catherine D. Rice
Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2013
	By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 6/30/2013 10-Q — 60

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description

10.1	Amended and Restated W. P. Carey Inc. 2009 Share Incentive Plan (Incorporated by reference to Appendix A of Schedule 14A (File No. 333-185111) filed April 30, 2013) *

10.2	W. P. Carey Inc. 2009 Non-Employee Directors’ Incentive Plan (the “2009 Directors Plan”) *

10.3	Form of Restricted Share Agreement under the 2009 Directors Plan *

10.4

Advisory Agreement, dated as of May 7, 2013, by and among Corporate Property Associates 18 – Global Incorporated, CPA®:18 Limited Partnership and Carey Asset Management Corp. (Incorporated by reference to Quarterly Report on Form 10-Q (File No. 000-54970) filed by Corporate Property Associates 18 – Global Incorporated on June 20, 2013)

10.5

Dealer Manager Agreement, dated as of May 7, 2013, by and between Corporate Property Associates 18 – Global Incorporated and Carey Financial, LLC (Incorporated by reference to Quarterly Report on Form 10-Q (File No. 000-54970) filed by Corporate Property Associates 18 – Global Incorporated on June 20, 2013)

10.6

Agreement and Plan of Merger dated as of July 25, 2013, by and between Corporate Property Associates 16 – Global Incorporated, W. P. Carey Inc., WPC REIT Merger Sub Inc., and, for the limited purposes set forth therein, Carey Asset Management Corp., W. P. Carey & Co. B.V. and CPA 16 LLC. (Incorporated by reference to Current Report on Form 8-K (File No. 333-18511) filed July 25, 2013)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from W. P. Carey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Equity for the six months ended June 30, 2013 and the year ended December 31, 2012, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.

*                       The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b)(10)(iii) of SEC Regulation S-K.

W. P. Carey 6/30/2013 10-Q — 61