Form 10-Q
period 2013-09-30
W. P. Carey Inc.
filed 2013-11-05
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑                                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Registrant has 68,254,789 shares of common stock, $0.001 par value, outstanding at October 31, 2013.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on February 26, 2013 (the “2012 Annual Report”) and in “Part II, Item 1A. Risk Factors” herein. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

Additionally, a description of our critical accounting estimates is included in the MD&A section of our 2012 Annual Report. There has been no significant change in our critical accounting estimates. All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1, Financial Statements (Unaudited).

W. P. Carey 9/30/2013 10-Q — 1

PART I

Item 1. Financial Statements.

W. P. CAREY INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entities (“VIEs”) of $78,745 and $78,745, respectively)	$2,515,475	$2,334,488
Operating real estate, at cost	83,896	99,703
Accumulated depreciation (inclusive of amounts attributable to consolidated VIEs of $17,709 and $16,110, respectively)	(170,085)	(136,068)
Net investments in properties	2,429,286	2,298,123
Net investments in direct financing leases (inclusive of amounts attributable to consolidated VIEs of $18,057 and $23,921, respectively)	360,240	376,005
Assets held for sale	17,975	1,445
Equity investments in real estate and the Managed REITs	557,513	565,626
Net investments in real estate	3,365,014	3,241,199
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIEs of $14 and $17, respectively)	93,620	123,904
Due from affiliates	42,249	36,002
Goodwill	327,973	329,132
In-place lease intangible assets, net (inclusive of amounts attributable to consolidated VIEs of $3,492 and $3,823, respectively)	487,527	447,278
Above-market rent intangible assets, net (inclusive of amounts attributable to consolidated VIEs of $2,601 and $2,773, respectively)	261,900	279,885
Other intangible assets, net (inclusive of amounts attributable to consolidated VIEs of $270 and $297, respectively)	15,519	10,200
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $4,685 and $4,232, respectively)	132,558	141,442
Total assets	$4,726,360	$4,609,042

Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of amounts attributable to consolidated VIEs of $29,344 and $30,326, respectively)	$1,685,556	$1,715,397
Senior credit facility and unsecured term loan	490,000	253,000
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to consolidated VIEs of $7,072 and $7,659, respectively)	282,489	265,132
Income taxes, net	11,232	24,959
Distributions payable	59,439	45,700
Total liabilities	2,528,716	2,304,188
Redeemable noncontrolling interest	7,316	7,531
Redeemable securities - related party (Note 3)	-	40,000
Commitments and contingencies (Note 11)
Equity:
W. P. Carey stockholders’ equity:
Common stock, $0.001 par value, 450,000,000 shares authorized; 69,287,115 and 68,901,933 shares issued, respectively; and 68,253,736 and 68,485,525 shares outstanding, respectively	69	69
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	-	-
Additional paid-in capital	2,243,186	2,175,820
Distributions in excess of accumulated earnings	(273,850)	(172,182)
Deferred compensation obligation	11,354	8,358
Accumulated other comprehensive income (loss)	8,626	(4,649)
Less, treasury stock at cost, 1,033,379 and 416,408 shares, respectively	(60,270)	(20,270)
Total W. P. Carey stockholders’ equity	1,929,115	1,987,146
Noncontrolling interests	261,213	270,177
Total equity	2,190,328	2,257,323
Total liabilities and equity	$4,726,360	$4,609,042

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2013 10-Q — 2

W. P. CAREY INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Lease revenues:
Rental income	$68,391	$14,245	$199,778	$43,401
Interest income from direct financing leases	9,235	1,881	28,158	5,919
Total lease revenues	77,626	16,126	227,936	49,320
Asset management revenue from affiliates	10,961	15,850	31,330	47,088
Structuring revenue from affiliates	14,775	8,316	27,539	19,576
Dealer manager fees from affiliates	3,787	4,012	7,329	11,878
Reimbursed costs from affiliates	23,259	19,879	50,694	59,100
Other real estate income	7,506	5,095	22,547	15,977
	137,914	69,278	367,375	202,939
Operating Expenses
General and administrative	28,761	28,930	84,733	77,701
Merger and acquisition expenses	3,630	25,897	6,879	30,616
Reimbursable costs	23,259	19,879	50,694	59,100
Depreciation and amortization	31,560	6,120	92,741	18,549
Property expenses	5,746	2,069	16,307	7,112
Other real estate expenses	1,654	1,557	5,064	4,619
Impairment charges	1,416	-	1,416	-
	96,026	84,452	257,834	197,697
Other Income and Expenses
Other interest income	367	252	1,053	910
Net income from equity investments in real estate and the Managed REITs	9,180	10,477	52,377	52,808
Gain on change in control of interests	-	20,794	-	20,794
Other income and (expenses)	2,484	503	5,453	2,026
Interest expense	(27,482)	(7,845)	(81,187)	(22,253)
	(15,451)	24,181	(22,304)	54,285
Income from continuing operations before income taxes	26,437	9,007	87,237	59,527
Provision for income taxes	(5,375)	(379)	(3,020)	(192)
Income from continuing operations	21,062	8,628	84,217	59,335
Discontinued Operations
Income (loss) from operations of discontinued properties	349	(458)	3,332	(1,060)
Gain (loss) on sale of real estate	239	(409)	622	(888)
Gain on extinguishment of debt	-	-	84	-
Impairment charges	-	(5,535)	(4,950)	(12,262)
Income (loss) from discontinued operations, net of tax	588	(6,402)	(912)	(14,210)
Net Income	21,650	2,226	83,305	45,125
Net (income) loss attributable to noncontrolling interests	(2,912)	325	(7,312)	1,383
Net (income) loss attributable to redeemable noncontrolling interest	(232)	37	(139)	146
Net Income Attributable to W. P. Carey	$18,506	$2,588	$75,854	$46,654

Basic Earnings Per Share
Income from continuing operations attributable to W. P. Carey	$0.26	$0.22	$1.11	$1.49
Income (loss) from discontinued operations attributable to W. P. Carey	0.01	(0.16)	(0.01)	(0.35)
Net income attributable to W. P. Carey	$0.27	$0.06	$1.10	$1.14

Diluted Earnings Per Share
Income from continuing operations attributable to W. P. Carey	$0.26	$0.21	$1.09	$1.47
Income (loss) from discontinued operations attributable to W. P. Carey	0.01	(0.15)	(0.01)	(0.35)
Net income attributable to W. P. Carey	$0.27	$0.06	$1.08	$1.12

Weighted Average Shares Outstanding
Basic	68,397,176	40,366,298	68,719,264	40,398,433
Diluted	69,400,825	41,127,404	69,846,320	41,029,578

Amounts Attributable to W. P. Carey
Income from continuing operations, net of tax	$18,021	$8,990	$76,920	$60,864
Income (loss) from discontinued operations, net of tax	485	(6,402)	(1,066)	(14,210)
Net income attributable to W. P. Carey	$18,506	$2,588	$75,854	$46,654

Distributions Declared Per Share	$0.860	$0.650	$2.520	$1.782

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2013 10-Q — 3

W. P. CAREY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income	$21,650	$2,226	$83,305	$45,125
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	17,675	2,164	13,017	(141)
Realized and unrealized (loss) gain on derivative instruments	(4,013)	(92)	1,242	(673)
Change in unrealized depreciation on marketable securities	-	(2)	-	(7)
	13,662	2,070	14,259	(821)
Comprehensive Income	35,312	4,296	97,564	44,304

Amounts Attributable to Noncontrolling Interests
Net (income) loss	(2,912)	325	(7,312)	1,383
Foreign currency translation adjustments	(2,031)	(230)	(984)	67
Comprehensive (income) loss attributable to noncontrolling interests	(4,943)	95	(8,296)	1,450

Amounts Attributable to Redeemable Noncontrolling Interest
Net (income) loss	(232)	37	(139)	146
Foreign currency translation adjustments	(21)	(9)	-	(4)
Comprehensive (income) loss attributable to redeemable noncontrolling interest	(253)	28	(139)	142
Comprehensive Income Attributable to W. P. Carey	$30,116	$4,419	$89,129	$45,896

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2013 10-Q — 4

W. P. CAREY INC.

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

For the Nine Months Ended September 30, 2013 and the Year Ended December 31, 2012

(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
					Distributions		Accumulated
	Common Stock			Additional	in Excess of	Deferred	Other		Total
	No Par Value	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	Treasury	W. P. Carey	Noncontrolling
	Shares	Shares	Amount	Capital	Earnings	Obligation	(Loss) Income	Stock	Stockholders	Interests	Total
Balance at January 1, 2012	39,729,018	-	$-	$779,071	$(95,046)	$7,063	$(8,507)	$-	$682,581	$33,821	$716,402
Exchange of shares of W. P. Carey & Co. LLC for shares of W. P. Carey Inc. in connection with the CPA®:15 Merger	(39,834,827)	39,834,827	40	(40)	-	-	-	-	-	-	-
Shares issued to stockholders of CPA®:15 in connection with the CPA®:15 Merger	-	28,170,643	28	1,380,333	-	-	-	-	1,380,361	-	1,380,361
Purchase of noncontrolling interests in connection with the CPA®:15 Merger	-	-	-	(154)	-	-	-	-	(154)	237,513	237,359
Reclassification of Estate shareholders shares	-	-	-	(40,000)	-	-	-	-	(40,000)	-	(40,000)
Exercise of stock options and employee purchase under the employee share purchase plan	30,993	13,768	-	1,553	-	-	-	-	1,553	-	1,553
Cash proceeds on issuance of shares to third party, net	-	937,500	1	44,999	-	-	-	-	45,000	-	45,000
Grants issued in connection with services rendered	427,425	3,822	-	-	-	-	-	-	-	-	-
Shares issued under share incentive plans	238,728	27,044	-	646	-	-	-	-	646	-	646
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	-	3,291	3,291
Forfeitures of shares	(29,919)	-	-	-	-	-	-	-	-	-	-
Windfall tax benefits - share incentive plans	-	-	-	10,185	-	-	-	-	10,185	-	10,185
Stock-based compensation expense	-	-	-	25,067	-	971	-	-	26,038	-	26,038
Redemption value adjustment	-	-	-	(840)	-	-	-	-	(840)	-	(840)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(6,649)	(6,649)
Distributions declared ($2.44 per share)	-	-	-	-	(139,268)	324	-	-	(138,944)	-	(138,944)
Purchase of treasury stock from related parties (Note 3)	(561,418)	(416,408)	-	-	-	-	-	(45,270)	(45,270)	-	(45,270)
Cancelation of shares	-	(85,671)	-	(25,000)	-	-	-	25,000	-	-	-
Net income	-	-	-	-	62,132	-	-	-	62,132	607	62,739
Other comprehensive income:
Foreign currency translation adjustments	-	-	-	-	-	-	6,127	-	6,127	1,594	7,721
Unrealized loss on derivative instruments	-	-	-	-	-	-	(2,262)	-	(2,262)	-	(2,262)
Change in unrealized appreciation on marketable securities	-	-	-	-	-	-	(7)	-	(7)	-	(7)
Balance at December 31, 2012	-	68,485,525	69	2,175,820	(172,182)	8,358	(4,649)	(20,270)	1,987,146	270,177	2,257,323
Reclassification of Estate shareholders shares	-	-		40,000	-	-	-	-	40,000	-	40,000
Exercise of stock options and employee purchase under the employee share purchase plan	-	49,054	-	1,970	-	-	-	-	1,970	-	1,970
Shares issued under share incentive plans	-	336,128	-	(9,190)	-	-	-	-	(9,190)	-	(9,190)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	-	2,830	2,830
Windfall tax benefits - share incentive plans	-	-	-	11,614	-	-	-	-	11,614	-	11,614
Stock-based compensation expense	-	-	-	22,972	-	2,459	-	-	25,431	-	25,431
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	(20,093)	(20,093)
Distributions declared ($2.52 per share)	-	-	-	-	(177,522)	537	-	-	(176,985)	-	(176,985)
Purchase of treasury stock from related party (Note 3)	-	(616,971)	-	-	-	-	-	(40,000)	(40,000)	-	(40,000)
Foreign currency translation	-	-	-	-	-	-	-	-	-	3	3
Net income	-	-	-	-	75,854	-	-	-	75,854	7,312	83,166
Other comprehensive income:
Foreign currency translation adjustments	-	-	-	-	-	-	12,033	-	12,033	984	13,017
Unrealized gain on derivative instruments	-	-	-	-	-	-	1,242	-	1,242	-	1,242
Balance at September 30, 2013	-	68,253,736	$69	$2,243,186	$(273,850)	$11,354	$8,626	$(60,270)	$1,929,115	$261,213	$2,190,328

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2013 10-Q  — 5

W. P. CAREY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash Flows — Operating Activities
Net income	$83,305	$45,125
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	102,679	22,532
Income from equity investments in real estate and the Managed REITs in excess of distributions received	(22,138)	(18,557)
Straight-line rent and amortization of rent-related intangibles	15,684	(2,229)
Amortization of deferred revenue	(7,077)	(7,077)
Gain on sale of real estate	(290)	(1,564)
Unrealized gain on derivative instruments and others	(5,608)	(17)
Realized loss on foreign currency transactions and other	36	579
Management income received in shares of Managed REITs	(26,709)	(21,272)
Gain on change in control of interests	-	(20,794)
Impairment charges	6,366	12,262
Stock-based compensation expense	25,430	19,560
Deferred acquisition revenue received	13,496	17,017
Increase in structuring revenue receivable	(3,967)	(8,502)
Decrease in income taxes, net	(13,673)	(20,000)
(Increase) decrease in prepaid taxes	(9,257)	5,115
Payments for withholding taxes upon delivery of equity-based awards and exercises of stock options	(11,484)	(5,155)
Net changes in other operating assets and liabilities	(466)	14,716
Net Cash Provided by Operating Activities	146,327	31,739

Cash Flows — Investing Activities
Cash paid to stockholders of CPA®:15 in the CPA®:15 Merger	-	(152,356)
Cash acquired in connection with the CPA®:15 Merger	-	178,945
Distributions received from equity investments in real estate and the Managed REITs in excess of equity income	32,982	27,241
Capital contributions to equity investments	(1,945)	(377)
Purchases of real estate	(249,289)	(2,679)
Capital expenditures	(10,164)	(2,930)
Proceeds from sale of real estate and equity investments	56,495	32,586
Funding of short-term loan to an affiliate	(15,000)	-
Funds placed in escrow	(163,025)	(11,716)
Funds released from escrow	190,698	13,540
Other investing activities, net	(5)	314
Net Cash (Used in) Provided by Investing Activities	(159,253)	82,568

Cash Flows — Financing Activities
Distributions paid	(160,953)	(69,180)
Contributions from noncontrolling interests	2,830	2,319
Distributions paid to noncontrolling interests	(20,427)	(1,866)
Purchase of treasury stock from related party (Note 3)	(40,000)	(25,000)
Scheduled payments of mortgage principal	(160,763)	(12,455)
Proceeds from mortgage financing	113,000	1,250
Proceeds from senior credit facility and unsecured term loan	585,000	215,000
Repayments of senior credit facility	(348,000)	(30,000)
Return of tenant security deposits	(1,054)	-
Payment of financing costs and mortgage deposits, net of deposits refunded	(2,202)	(1,687)
Proceeds from exercise of stock options and employee purchase under the employee share purchase plan	1,970	5,964
Windfall tax benefit associated with stock-based compensation awards	11,614	8,865
Net Cash (Used in) Provided by Financing Activities	(18,985)	93,210

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	1,627	(70)
Net (decrease) increase in cash and cash equivalents	(30,284)	207,447
Cash and cash equivalents, beginning of period	123,904	29,297
Cash and cash equivalents, end of period	$93,620	$236,744

(Continued)

W. P. Carey 9/30/2013 10-Q — 6

W. P. CAREY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Continued)

Supplemental non-cash investing and financing activities:

A summary of our non-cash investing and financing activities for the periods presented is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2013	2012
Reclassification of Net investments in direct financing leases to Real estate (Note 4)	$13,739	$-
Reclassification of Real estate to Assets held for sale (Note 4)	21,478	-
Reclassification of Intangible assets, net to Assets held for sale (Note 4)	1,283	-
Reclassification of Operating real estate to Assets held for sale (Note 4)	3,627	-
Reclassification of Additional paid-in capital to Redeemable securities (Note 3)	-	85,000
Third quarter distributions declared	59,439	44,301

On September 28, 2012, we merged with Corporate Property Associates 15 Incorporated (“CPA®:15”) through a series of transactions (the “CPA®:15 Merger”). In this transaction, CPA®:15 stockholders received $1.25 in cash and 0.2326 shares of our common stock for each share of CPA®:15 common stock held at the completion of the CPA®:15 Merger (Note 3). The purchase price was allocated to the assets acquired and liabilities assumed based upon their preliminary fair values. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in the acquisition based on the current best estimate of management (in thousands).

Assets Acquired at Fair Value
Investments in real estate	$1,758,372
Net investment in direct financing leases	315,789
Equity investments in real estate	164,886
Intangible assets	694,411
Other assets	83,838
Liabilities Assumed at Fair Value
Non-recourse debt	(1,350,755)
Accounts payable, accrued expenses and other liabilities	(187,712)
Amounts attributable to noncontrolling interests	(238,038)
Net assets acquired excluding cash	1,240,791
Fair value of common shares issued	(1,380,362)
Cash consideration	(152,356)
Fair value of W. P. Carey & Co. LLC equity interest in CPA®:15 prior to the CPA®:15 Merger	(107,147)
Fair value of W. P. Carey & Co. LLC equity interest in jointly-owned investments with CPA®:15 prior to the CPA®:15 Merger	(54,822)
Goodwill	274,951
Cash acquired on acquisition of subsidiaries	$(178,945)

See Notes to Consolidated Financial Statements

W. P. Carey 9/30/2013 10-Q — 7

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

We have sponsored a series of seventeen income-generating funds that invest in commercial real estate, under the Corporate Property Associates brand name (the “CPA® REITs”). We are currently the advisor to Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”), Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global”) and Corporate Property Associates 18 – Global Incorporated (“CPA®:18 – Global”). We are also the advisor to Carey Watermark Investors Incorporated (“CWI” and, together with CPA®:16 – Global, CPA®:17 – Global, and CPA®:18 – Global, the “Managed REITs”), which invests in lodging and lodging-related properties.

We were formed as a corporation under the laws of Maryland on February 15, 2012. On September 28, 2012, CPA®:15 merged with and into us, with CPA®:15 surviving as an indirect, wholly-owned subsidiary of ours. In connection with the CPA®:15 Merger, W. P. Carey & Co. LLC, our predecessor, which was formed under the laws of Delaware on July 15, 1996, completed an internal reorganization whereby our predecessor and its subsidiaries merged with and into us with W. P. Carey as the surviving corporation, succeeding to and continuing to operate the existing business of our predecessor (“REIT Reorganization”). Upon completion of the CPA®:15 Merger and the REIT Reorganization, the shares of our predecessor were delisted from the New York Stock Exchange (“NYSE”) and canceled, and our common stock became listed on the NYSE under the same symbol, “WPC.”

On July 25, 2013, we and CPA®:16 – Global entered into a merger agreement pursuant to which CPA®:16 – Global will merge with and into one of our subsidiaries in exchange for shares of our common stock (the “Proposed Merger,” Note 3). On October 1, 2013, we filed a registration statement with the SEC to register the shares of our common stock to be issued to stockholders of CPA®:16 – Global in connection with the Proposed Merger. If the Proposed Merger is approved by our stockholders and the stockholders of CPA®:16 – Global and the other closing conditions are met, we expect that the closing will occur during the first quarter of 2014, although there can be no assurance of such timing.

Primary Reportable Segments

Real Estate Ownership — We own and invest in commercial properties primarily in the United States (“U.S.”) and Europe that are leased to companies, primarily on a triple-net lease basis. At September 30, 2013, our portfolio was comprised of our full or partial ownership interest in 421 properties. Substantially all of these properties, totaling approximately 39.4 million square feet, were net leased to 125 tenants, with an occupancy rate of approximately 99.0%. Collectively, at September 30, 2013, the Managed REITs owned all or a portion of over 693 properties, including certain properties in which we have an ownership interest. Substantially all of these properties, totaling approximately 78.6 million square feet, were net leased to 218 tenants, with an average occupancy rate of approximately 98.8%. The Managed REITs also had interests in 91 operating properties for an aggregate of approximately 8.1 million square feet at September 30, 2013.

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

We generate acquisition revenue when we structure and negotiate investments and related financing for the Managed REITs. We may also be entitled, subject to the approval by the boards of directors of CPA®:16 – Global and CWI, to fees for structuring loan

W. P. Carey 9/30/2013 10-Q — 8

Notes to Consolidated Financial Statements

refinancing transactions. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue. We earn ongoing asset management revenue from each Managed REIT, which is based on average invested assets and is calculated according to the advisory agreement for each Managed REIT. We may also earn revenue related to the disposition of properties, subject to subordination provisions, which will only be recognized as the relevant conditions are met. Such revenue may include subordinated disposition revenue when assets are sold as well as a percentage of the net cash proceeds distributable to stockholders from the disposition of properties, after recoupment by stockholders of their initial investment plus a specified preferred return. We may earn incentive or termination revenue in connection with providing liquidity to the stockholders of the Managed REITs, although these events do not occur every year. However, in the event they do occur, we may waive the incentive or termination fee we would have been entitled to receive from the Managed REITs pursuant to the terms of our advisory agreements with the Managed REITs, which was the case in the CPA®:15 Merger and will be the case under the terms of the merger agreement between us and CPA®:16 – Global (Note 3). We will not receive a termination payment in circumstances where we receive incentive revenue.

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

We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Fixed price purchase and renewal options within a lease as well as certain decision-making rights within a loan can cause us to consider an entity a VIE. During the nine months ended September 30, 2013, we did not identify any new VIEs.

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

In November 2012, we filed a registration statement with the SEC to sell up to $1.0 billion of common stock of CPA®:18 – Global in an initial public offering plus up to an additional $400.0 million of its common stock under a dividend reinvestment plan. This

W. P. Carey 9/30/2013 10-Q — 9

Notes to Consolidated Financial Statements

registration statement was declared effective by the SEC on May 7, 2013. Through July 25, 2013, the financial activity of CPA®:18 – Global, which at that time had no significant assets, liabilities or operations, was included in our consolidated financial statements as we owned 100% of its outstanding common stock. On July 25, 2013, upon CPA®:18 – Global reaching its minimum offering proceeds and admitting new stockholders, our ownership of its outstanding common stock was immediately reduced to 8.5% and we deconsolidated CPA®:18 – Global and began to account for our interests in it under the equity method. As the advisor, we do not exert control over, but we have the ability to exercise significant influence on, CPA®:18 – Global (Note 6).

Accounting Policy

Internal-Use Software Development Costs – In accordance with Accounting Standards Codification 350-40-25, we expense costs associated with the assessment stage of software development projects. Upon completion of the preliminary project assessment stage, we capitalize internal and external costs associated with the application development stage, including the costs associated with software that allows for the conversion of our old data to our new system. We expense the costs of training and data conversion. We also expense costs associated with the post-implementation and operation stage, including maintenance and specified upgrades; however, we capitalize internal and external costs associated with significant upgrades to existing systems that result in additional functionality. Capitalized costs are amortized on a straight-line basis over the software’s estimated useful life, which is three to five years. Periodically, we reassess the useful life considering technology, obsolescence and other factors.

Change in Accounting Principle

During the fourth quarter of 2013, we elected to change the date of our annual impairment test for goodwill in our Real Estate Ownership segment from June 30 to October 1. This change is preferable because moving the test to October 1 aligns the goodwill testing of the Real Estate Ownership segment with that of our Investment Management segment, which is also tested annually in the fourth quarter. Additionally, October 1 is more closely aligned with our business planning and forecasting cycle. As a result of this change, there will not be more than a 12-month span between testing dates because our last goodwill test for the Real Estate Ownership segment was completed on June 30, 2013 for the goodwill that was acquired on September 28, 2012. The change in testing dates does not accelerate, delay or avoid a potential impairment charge. Additional goodwill impairment testing may be required at interim dates when and if triggering events occur in the future.

Out-of-Period Adjustment

During the third quarter of 2013, we identified an error in the consolidated financial statements for the year ended December 31, 2012 in connection with the finalization of a tax return for an investment in Germany, which is accounted for using the equity method of accounting. The error originated based upon the application of a tax law change that became effective in 2012, but for which the accounting was not finalized and recorded until the third quarter of 2013. As a result of this error, both our net income and income from continuing operations from our proportionate share of this investment were overstated by $2.3 million in 2012 ($0.04 per share basic and diluted), and understated by $2.3 million for the three months ended September 30, 2013 ($0.03 per share basic and diluted). We have concluded that this adjustment is not material to the current period or any prior period’s consolidated financial statements. As such, this cumulative charge was recorded in the statement of operations for the three months ended September 30, 2013, rather than restating prior periods.

During the second quarter of 2012, we identified an error in the consolidated financial statements related to the misapplication of accounting guidance on the expropriation of land related to two investments. We concluded that this adjustment was not material, individually or in the aggregate, to our results for this or any of the prior periods, and as such, we recorded an out-of-period adjustment to increase our income from operations by $1.8 million within continuing operations primarily attributable to an increase in Other income and (expenses) of $2.0 million in the consolidated statements of income for the nine months ended September 30, 2012.

Recent Accounting Requirements

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

W. P. Carey 9/30/2013 10-Q — 10

Notes to Consolidated Financial Statements

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

ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, a Consensus of the FASB Emerging Issues Task Force — In July 2013, the FASB issued ASU 2013-10, which permits the Fed Funds Effective Swap Rate, also referred to as the “Overnight Index Swap Rate,” to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the U.S. government and London Interbank Offered Rate (“LIBOR”) swap rate. The update also removes the restriction on the use of different benchmark rates for similar hedges. This ASU will be applicable to us for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  Through the date of this Report, we had not entered into any transactions to which this ASU applies.

Note 3. Agreements and Transactions with Related Parties

Advisory Agreements with the Managed REITs

We have advisory agreements with each of the Managed REITs, pursuant to which we earn fees and are entitled to receive cash distributions. The following tables present a summary of revenue earned and/or cash received from the Managed REITs, as well as from CPA®:15 through the date of the CPA®:15 Merger, included in the consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Asset management revenue (a)	$10,939	$15,828	$31,262	$47,020
Structuring revenue	14,775	8,316	27,539	19,576
Dealer manager fees	3,787	4,012	7,329	11,878
Reimbursed costs from affiliates (a)	23,259	19,676	50,714	58,493
Distributions of Available Cash	7,323	7,352	23,891	21,789
Deferred revenue earned	2,123	2,123	6,369	6,369
	$62,206	$57,307	$147,104	$165,125

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
CPA®:15	$-	$7,147	$-	$21,563
CPA®:16 – Global (b)	13,041	12,005	39,632	37,554
CPA®:17 – Global (b)	20,823	34,895	49,436	98,314
CPA®:18 – Global (c) (d)	3,253	-	3,253	-
CWI (e)	25,089	3,260	54,783	7,694
	$62,206	$57,307	$147,104	$165,125

W. P. Carey 9/30/2013 10-Q — 11

Notes to Consolidated Financial Statements

__________

(a)         Excludes amounts received from third-parties.

(b)         The advisory agreements with CPA®:16 – Global and CPA®:17 – Global, which were scheduled to expire on September 30, 2013, were extended through January 31, 2014 in light of the Proposed Merger.

(c)          The advisory agreement with CPA®:18 – Global, which was entered into in May 2013, is scheduled to expire on September 30, 2014.

(d)         Amount excludes deferred acquisition fees related to CPA®:18 – Global’s acquisition during the three months ended September 30, 2013 because CPA®:18 – Global had not yet achieved its preferred return as specified in the advisory agreement.

(e)          The CWI advisory agreement, which was scheduled to expire on September 30, 2013, was renewed for an additional year pursuant to its terms, effective as of October 1, 2013.

The following table presents a summary of Due from affiliates (in thousands):

	September 30, 2013	December 31, 2012
Deferred acquisition fees receivable	$19,126	$28,654
Reimbursable costs	1,019	1,457
Organization and offering costs	4,287	4,920
Accounts receivable	1,292	182
Asset management fee receivable	1,491	789
Note receivable from CPA®:18 – Global, including interest thereon	15,034	-
	$42,249	$36,002

Asset Management Revenue

We earn asset management revenue from each of the Managed REITs, which is based on average invested assets and is calculated according to the respective advisory agreement. For CPA®:15 prior to the CPA®:15 Merger, this revenue generally totaled 1% per annum, with a portion of this revenue, or 0.5%, contingent upon the achievement of specific performance criteria. For CPA®:16 – Global, we earn asset management revenue of 0.5% of average invested assets. For CPA®:17 – Global, we earn asset management revenue ranging from 0.5% of the average market value of assets under long-term net leases and certain other types of real estate investments up to 1.75% of average equity value for certain types of securities. For CPA®:18 – Global, we earn asset management revenue ranging from 0.5% to 1.5%, depending on the type of investment and based on the average market value or average equity value, as applicable. For CWI, we earn asset management revenue of 0.5% of the average market value of lodging-related investments. We also receive up to 10% of distributions of Available Cash, as defined in the respective advisory agreements, from the operating partnerships of each of the Managed REITs.

Under the terms of the advisory agreements, we may elect to receive cash or shares of stock for asset management revenue due from each of the Managed REITs. In 2013, we elected to receive all asset management revenue from CPA®:17 – Global and CWI in their respective shares. For 2013, we had initially elected to receive asset management revenue from CPA®:16 – Global in its shares. However, in light of the announcement of the Proposed Merger discussed below, a Special Committee of the Board of Directors of CPA®:16 – Global (“the CPA®:16 – Global Special Committee”) requested that we elect to receive the asset management revenue in cash, which became effective as of August 1, 2013.  For 2012, we elected to receive all asset management revenue from CPA®:15 prior to the CPA®:15 Merger in cash, 50% of asset management revenue from CPA®:16 – Global in its shares with the remaining 50% payable in cash and all asset management revenue from CPA®:17 – Global and CWI in their respective shares.

Structuring Revenue

Under the terms of the advisory agreements, we earn revenue in connection with structuring and negotiating investments and related financing for the Managed REITs, which we call acquisition revenue. We may receive acquisition revenue of 4.5% of the total aggregate cost of long-term net lease investments made by each CPA® REIT. A portion of this revenue (generally 2.5%) is paid when the transaction is completed, while the remainder (generally 2%) is payable in annual installments ranging from three to eight years, provided the relevant CPA® REIT meets its performance criterion. For certain types of non-long term net lease investments acquired on behalf of CPA®:17 – Global, initial acquisition revenue may range from 0% to 1.75% of the equity invested plus the related acquisition revenue, with no deferred acquisition revenue being earned. For CWI, we earn initial acquisition revenue of 2.5% of the total investment cost of the properties acquired and loans originated by us not to exceed 6% of the aggregate contract purchase price of all investments and loans with no deferred acquisition revenue being earned. We may also be entitled to fees for structuring loan

W. P. Carey 9/30/2013 10-Q — 12

Notes to Consolidated Financial Statements

refinancing transactions of up to 1% of the principal amount. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue.

Unpaid transaction fees, including accrued interest, are included in Due from affiliates in the consolidated financial statements. Unpaid transaction fees bear interest at annual rates ranging from 2% to 7%.

Reimbursed Costs from Affiliates and Dealer Manager Fees

The Managed REITs reimburse us for certain costs we incur on their behalf, primarily broker/dealer commissions, marketing costs, and certain personnel and overhead costs. Since October 1, 2012, personnel costs have been charged to CPA®:16 – Global and CPA®:17 – Global based on the trailing twelve-month reported revenues of CPA®:16 – Global, CPA®:17 – Global, CWI and us rather than the method utilized before that date, which involved an allocation of personnel costs based on the time incurred by our personnel for CPA®:16 – Global and CPA®:17 – Global. As of September 30, 2013, we have not allocated any personnel costs to CPA®:18 – Global or CWI.

During CPA®:17 – Global’s public offering, which was terminated in January 2013, we earned a selling commission of $0.65 per share sold and a dealer manager fee of $0.35 per share sold. In addition, during CWI’s primary offering, which was terminated in September 2013, we earned a selling commission of $0.70 per share sold and a dealer manager fee of $0.30 per share sold.

For CPA®:18 – Global, we receive selling commissions, depending on the class of common stock sold, of $0.70 or $0.14 per share sold, and a dealer manager fee of $0.30 or $0.21 per share sold, for its class A common stock and class C common stock, respectively. We also receive an annual distribution and shareholder servicing fee (“Shareholder Servicing Fee”) paid in connection with investor purchases of shares of class C common stock. The amount of the Shareholder Servicing Fee is 1.0% of the purchase price per share (or, once reported, the amount of the estimated net asset value per share) for the shares of class C common stock sold in the offering. The Shareholder Servicing Fee is accrued daily and is payable quarterly in arrears. CPA®:18 – Global will cease paying the Shareholder Servicing Fee on the date at which, in the aggregate, underwriting compensation from all sources, including the Shareholder Servicing Fee, any organizational and offering fee paid for underwriting, and underwriting compensation paid by us, equals 10% of the gross proceeds from the initial public offering. We re-allow all or a portion of the dealer manager fees to selected dealers in the offering. Dealer manager fees that are not re-allowed and the Shareholder Servicing Fee are classified as Dealer manager fees.

Pursuant to its advisory agreement, CWI is obligated to reimburse us for all organization costs and a portion of offering costs incurred in connection with its initial public offering up to a maximum amount (excluding selling commissions and the dealer manager fee) of 2% of the gross proceeds of its offering and distribution reinvestment plan. Through the closing of its initial public offering in September 2013, we incurred organization and offering costs on behalf of CWI of approximately $9.4 million, of which CWI is obligated to reimburse us all of these costs, and $9.2 million had been reimbursed as of September 30, 2013.

Pursuant to its advisory agreement, CPA®:18 – Global is obligated to reimburse us for all organization costs and a portion of offering costs incurred in connection with its initial public offering. CPA®:18 – Global is obligated to reimburse us up to 4% of the gross proceeds of its offering if the gross proceeds are less than $500.0 million, 2% of the gross proceeds if the gross proceeds are $500.0 million or more but less than $750.0 million, and 1.5% of the gross proceeds if the gross proceeds are $750.0 million or more within 60 days after the end of the quarter in which the offering terminates. Through September 30, 2013, we incurred organization and offering costs on behalf of CPA®:18 – Global of approximately $4.0 million, and based on current fundraising projections, the entire amount is expected to be reimbursed by CPA®:18 – Global. As of September 30, 2013, none of these costs had been reimbursed.

Distributions of Available Cash and Deferred Revenue Earned

We are entitled to receive distributions of our proportionate share of earnings up to 10% of the Available Cash, as defined in the respective advisory agreements, from the operating partnerships of each of the Managed REITs. In connection with the merger in the second quarter of 2011 between Corporate Property Associates 14 Incorporated (“CPA®:14”) and CPA®:16 – Global, we acquired a special member interest (“Special Member Interest”) in CPA®:16 – Global’s operating partnership. We initially recorded this Special Member Interest at its fair value, which is amortized into earnings over the expected period of performance considering the estimated life of the entity. Cash distributions of our proportionate share of earnings from the CPA®:16 – Global and CPA®:17 – Global operating partnerships as well as deferred revenue earned from our Special Member Interest in CPA®:16 – Global’s operating partnership are recorded as Income from equity investments in real estate and the Managed REITs within the Real Estate Ownership segment. We have not yet earned or received any distributions of our proportionate share of earnings from CPA®:18 – Global and CWI’s operating partnerships.

W. P. Carey 9/30/2013 10-Q — 13

Notes to Consolidated Financial Statements

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

The following table presents a reconciliation of our Redeemable securities – related party (in thousands):

	Nine Months Ended September 30,
	2013	2012
Balance - beginning of period	$40,000	$-
Reclassification from permanent equity to temporary equity	-	85,000
Redemption of securities	(40,000)	(25,000)
Balance - end of period	$-	$60,000

CPA®:15 Merger

On September 28, 2012, CPA®:15 merged with and into one of our subsidiaries, with CPA®:15 surviving as our indirect, wholly-owned subsidiary. In the CPA®:15 Merger, we acquired CPA®:15’s portfolio, which was comprised of full or partial ownership in 305 properties, substantially all of which were triple-net leased to 76 tenants, and totaled approximately 27.0 million square feet, with an occupancy rate of approximately 99%.

We accounted for the CPA®:15 Merger as a business combination. The purchase price was allocated to the assets acquired and liabilities assumed, based upon their fair values. The fair values of the lease intangibles acquired were measured in a manner consistent with our purchase price allocation policy described in the 2012 Annual Report.

Proposed Merger with CPA®:16 – Global

On July 25, 2013, we and CPA®:16 – Global entered into a merger agreement pursuant to which CPA®:16 – Global will merge with and into one of our subsidiaries in exchange for shares of our common stock. On October 1, 2013, we filed a registration statement with the SEC to register the shares of our common stock to be issued to stockholders of CPA®:16 – Global in connection with the Proposed Merger, which as of the date of this Report remains subject to SEC review. Special meetings will be scheduled to obtain the approval of the Proposed Merger by our stockholders and by CPA®:16 – Global’s stockholders, and the closing of the Proposed Merger also is subject to customary closing conditions. If the Proposed Merger is approved by our stockholders and the stockholders of CPA®:16 – Global and the other closing conditions are met, we expect that the closing will occur during the first quarter of 2014, although there can be no assurance of such timing.

Subject to the terms and conditions of the merger agreement, CPA®:16 – Global stockholders will receive shares of our common stock in exchange for their shares of CPA®:16 – Global stock, pursuant to an exchange ratio based upon a value of $11.25 per share of CPA®:16 – Global and the volume weighted average trading price (“VWAP”) of our common stock for the five consecutive trading days ending on the third trading day preceding the closing date of the transaction. The exchange ratio is subject to a 12% collar based on the VWAP of our common stock on July 22, 2013 and July 23, 2013, which results in an exchange ratio of not more than 0.1842 shares and not less than 0.1447 shares of our common stock for each share of CPA®:16 – Global, (the “Per Share Merger Consideration”). CPA®:16 – Global stockholders will receive cash in lieu of any fractional shares in the Proposed Merger.

Based on the outstanding common stock of CPA®:16 – Global of approximately 206,300,000 shares at September 30, 2013, of which we owned approximately 38,200,000 shares, and the Per Share Merger Consideration, based on the VWAP of our common stock for the five days ended October 31, 2013 of 0.1676 shares, in the Proposed Merger we would issue approximately 28,200,000 shares of our common stock to stockholders of CPA®:16 – Global in exchange for the shares of CPA®:16 – Global we do not currently own. The estimated aggregate value of such shares issued in the Proposed Merger would be approximately $1.9 billion, based on the closing price of our common stock on October 31, 2013, of $66.61 per share. The nominal value of the Per Share Merger Consideration and

W. P. Carey 9/30/2013 10-Q — 14

Notes to Consolidated Financial Statements

estimated total merger consideration may be higher or lower as of the date of the completion of the Proposed Merger due to changes in the market price of our common stock, subject to the limitations of the collar discussed above.

Under the terms of the merger agreement, the CPA®:16 – Global Special Committee was allowed to solicit, receive, evaluate and enter into negotiations with respect to alternative proposals from third parties for 30 days following the execution of the merger agreement (the “Go Shop Period”). The Go Shop Period expired on August 24, 2013 with no qualifying proposals or offers being received.

The merger agreement contains certain termination rights for both us and CPA®:16 – Global. Each party has agreed to pay the other party’s out-of-pocket expenses in the event that the merger agreement is terminated because such party has breached any of its representations, warranties, covenants or agreements. Through September 30, 2013, we and CPA®:16 – Global have incurred merger expenses totaling approximately $2.8 million and $2.4 million, respectively.

Pursuant to the terms of the advisory agreement between us and CPA®:16 – Global, we are entitled to be paid the subordinated disposition fees and certain profit interests in connection with any liquidity event regarding CPA®:16 – Global as described above (collectively, the “Back End Amounts”). In the merger agreement, we have agreed to waive our rights to receive the Back End Amounts upon consummation of the Proposed Merger. However, in the event that the merger agreement is terminated under certain circumstances in connection with a CPA16 Superior Competing Transaction (as defined in the merger agreement), CPA®:16 – Global has agreed to pay us an up-front termination fee (the “CPA16 Termination Fee”) of $57.0 million. The CPA16 Termination Fee would be offset against the sum of the Back End Amounts.

At September 30, 2013, CPA®:16 – Global’s portfolio was comprised of the consolidated full or partial interests in 336 leased properties, substantially all of which were triple-net leased with an average remaining life of 10.5 years and an estimated annual contractual minimum base rent totaling $305.8 million, and two hotel properties. The related property-level debt was comprised of 97 fixed-rate and 17 variable-rate non-recourse mortgage loans with an aggregate fair value of approximately $1.6 billion and a weighted-average annual interest rate of 5.6% at September 30, 2013. In addition, CPA®:16 – Global had equity interests in 19 unconsolidated investments holding 141 properties, substantially all of which were triple-net leased with an average remaining life of 8.8 years and an estimated annual contractual minimum base rent totaling $63.4 million. The debt related to these equity investments was comprised of 18 fixed-rate and five variable-rate non-recourse mortgage loans with an aggregate fair value of approximately $0.3 billion and a weighted-average annual interest rate of 5.0% at September 30, 2013. We currently consolidate 11 and hold equity interests in six of these investments. If the Proposed Merger occurs, we expect to consolidate five of the six investments in which we have equity interests. The portfolio and debt of CPA®:16 – Global is subject to change based on normal business activity.

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

During 2013, our board of directors approved loans from us to CWI and CPA®:18 – Global of up to $50.0 million and up to $100.0 million, respectively, at a rate of LIBOR plus 1.75%, which is equal to the rate at which we currently borrow funds under our Senior Credit Facility (Note 10), for the purpose of facilitating acquisitions approved by their respective investment committees, that they would not otherwise have sufficient available funds to complete, with any loans to be made solely at our Management’s discretion. On August 20, 2013, in order to facilitate an acquisition by CPA®:18 – Global, we made a $15.0 million loan to CPA®:18 – Global, which was repaid in full prior to maturity on October 4, 2013. In connection with this loan, we earned interest income from CPA®:18 – Global totaling less than $0.1 million during the period it was outstanding, from August 20, 2013 through September 30, 2013.

W. P. Carey 9/30/2013 10-Q — 15

Notes to Consolidated Financial Statements

Note 4. Net Investments in Properties

Real Estate

Real estate, which consists of land and buildings leased to others under operating leases and are carried at cost, is summarized as follows (in thousands):

	September 30, 2013	December 31, 2012
Land	$539,289	$509,530
Buildings	1,976,186	1,824,958
Less: Accumulated depreciation	(159,536)	(116,075)
	$2,355,939	$2,218,413

During the nine months ended September 30, 2013, we entered into the following investments, which were deemed to be real estate asset acquisitions because we entered into new leases with the sellers, at a total cost of $124.4 million, including net lease intangibles of $26.5 million (Note 7) and acquisition-related costs of $1.5 million, which were capitalized:

•                  a domestic investment for $72.4 million for an office building, which we funded in part with escrowed proceeds of $25.3 million from a sale of property in December 2012 in an exchange transaction under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”), and non-recourse mortgage financing of $36.5 million (Note 10); and

•                  an investment in Finland for $52.0 million for an office and research and development facility.

During the nine months ended September 30, 2013, we also entered into the following investments, which were deemed to be business combinations because we assumed the existing leases on the properties, at a total cost of $124.1 million, including land of $12.5 million, buildings of $70.1 million and net lease intangibles of $41.5 million (Note 7):

•                  an investment in the United Kingdom for $63.3 million for an office building;

•                  an investment in the Netherlands for $35.3 million for a logistics facility; and

•                  a domestic investment for $25.5 million for an office building, which we funded with the escrowed proceeds from the sale of the property leased to U. S. Airways Group, Inc. (“U. S. Airways”) in an exchange transaction under Section 1031 of the Code (Note 6).

In connection with these business combinations, we expensed aggregate acquisition-related costs of $4.0 million, which are included in General and administrative expenses in the consolidated financial statements.

Dollar amounts above are based on the exchange rate of the euro and the British pound sterling on the dates of acquisition, as applicable.

Assets disposed of and reclassified as held-for-sale during the nine months ended September 30, 2013 are discussed in Note 13. Impairment charges recognized on these properties are discussed in Note 8. During this period, the U.S. dollar weakened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro at September 30, 2013 increased by 2.3% to $1.3525 from $1.3218 at December 31, 2012. The impact of this weakening was a $14.8 million increase in the carrying value of Real estate from December 31, 2012 to September 30, 2013. In connection with restructuring five leases, we reclassified $13.7 million of properties from Net investments in direct financing leases to Real estate during the nine months ended September 30, 2013 (Note 5). In connection with anticipated sales of properties during the nine months ended September 30, 2013, we reclassified five domestic properties with an aggregate carrying value of $26.4 million to Assets held for sale, which includes real estate, net of $21.5 million, operating real estate, net of $3.6 million and net lease intangibles of $1.3 million. We completed the sale of three of these properties during the nine months ended September 30, 2013 and one of these properties in October 2013 (Note 13). There can be no assurance that the remaining property will be sold at the contracted price or at all.

W. P. Carey 9/30/2013 10-Q — 16

Notes to Consolidated Financial Statements

Operating Real Estate

Operating real estate, which consists of our investments in 21 self-storage properties through our Carey Storage Management LLC (“Carey Storage,” Note 15) subsidiary and our Livho Inc. hotel subsidiary, at cost, is summarized as follows (in thousands):

	September 30, 2013	December 31, 2012
Land	$21,291	$22,158
Buildings	62,605	77,545
Less: Accumulated depreciation	(10,549)	(19,993)
	$73,347	$79,710

In May 2013, we entered into a contract to sell our hotel. In connection with the potential sale, we recognized an impairment charge of $1.1 million to write down the hotel’s carrying value to its estimated fair value (Note 8) and reclassified the asset, which had a carrying value of $3.6 million, to Assets held for sale (Note 13). We completed the sale of the hotel in October 2013.

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

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant defaults. At both September 30, 2013 and December 31, 2012, none of our finance receivables were past due and we had not established any allowances for credit losses. There were no modifications of finance receivables for the nine months ended September 30, 2013 or for the year ended December 31, 2012. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the third quarter of 2013. We believe the credit quality of our deferred acquisition fees receivable falls under category 1, as the CPA® REITs are expected to have the available cash to make such payments.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants at		Net Investments in Direct Financing Leases at
Internal Credit Quality Indicator	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
1	3	3	$43,036	$46,398
2	3	4	27,982	49,764
3	8	8	281,383	257,281
4	1	4	7,839	22,562
5	-	-	-	-
			$360,240	$376,005

During the nine months ended September 30, 2013, we reclassified $13.7 million of properties from Net investment in direct financing leases to Real estate (Note 4) in connection with the restructuring of five leases. Additionally, during the nine months ended September 30, 2013, we sold our net investment in a direct financing lease, which we acquired in the CPA®:15 Merger, for $5.5 million, net of selling costs, and recognized a loss on the sale of $0.3 million.

W. P. Carey 9/30/2013 10-Q — 17

Notes to Consolidated Financial Statements

Note 6. Equity Investments in Real Estate and the Managed REITs

We own interests in certain unconsolidated real estate investments with the Managed REITs and also own interests in the Managed REITs. We account for our interests in these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments). The following table presents net income from equity investments in real estate and the Managed REITs, which represents our proportionate share of the income or losses of these investments as well as certain adjustments related to other-than-temporary impairment charges and amortization of basis differences related to purchase accounting adjustments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Equity earnings from equity investments in the Managed REITs	$2,584	$187	$3,668	$5,683
Other-than-temporary impairment charges on the Special Member Interest in CPA®:16 – Global’s operating partnership	(6,554)	(2,244)	(12,082)	(5,776)
Distributions of Available Cash (Note 3)	7,323	7,352	23,891	21,789
Deferred revenue earned (Note 3)	2,123	2,123	6,369	6,369
Equity in net income from the Managed REITs	5,476	7,418	21,846	28,065
Equity in net earnings from other equity investments	3,704	3,059	30,531	24,743
Total net income from equity investments in real estate and the Managed REITs	$9,180	$10,477	$52,377	$52,808

Managed REITs

We own interests in the Managed REITs and account for these interests under the equity method because, as their advisor and through our ownership in their common stock, we do not exert control over, but we do have the ability to exercise significant influence on, the Managed REITs.

The following table sets forth certain information about our investments in the Managed REITs (dollars in thousands):

	% of Outstanding Shares Owned at		Carrying Amount of Investment at
Fund	September 30, 2013	December 31, 2012	September 30, 2013 (a)	December 31, 2012
CPA®:16 – Global (b)	18.531%	18.330%	$289,724	$296,301
CPA®:16 – Global operating partnership (c)	0.015%	0.015%	4,350	17,140
CPA®:17 – Global (d)	1.746%	1.290%	52,907	38,977
CPA®:17 – Global operating partnership (e)	0.015%	0.015%	-	-
CPA®:18 – Global (f)	1.138%	100.000%	219	-
CPA®:18 – Global operating partnership (g)	0.015%	N/A	209	-
CWI	0.393%	0.400%	2,364	727
CWI operating partnership	0.015%	0.015%	-	-
			$349,773	$353,145

__________

(a)         Includes asset management fees receivable, for which 193,094 shares, 2,357 shares and 29,982 shares of CPA®:17 – Global, CPA®:18 – Global and CWI, respectively, were issued during the fourth quarter of 2013.

(b)         We received distributions of $18.9 million and $18.2 million from this investment during the nine months ended September 30, 2013 and 2012, respectively.

(c)          During the nine months ended September 30, 2013 and 2012, we recognized other-than-temporary impairment charges of $12.1 million and $5.8 million, respectively, on this investment to reduce the carrying value of our interest in the investment to its estimated fair value (Note 8). In addition, we received distributions of $11.2 million and $11.6 million from this investment during the nine months ended September 30, 2013 and 2012, respectively.

(d)         We received distributions of $2.1 million and $1.0 million from this investment during the nine months ended September 30, 2013 and 2012, respectively.

(e)          We received distributions of $12.7 million and $10.2 million from this investment during the nine months ended September 30, 2013 and 2012, respectively.

W. P. Carey 9/30/2013 10-Q — 18

Notes to Consolidated Financial Statements

(f)           On September 13, 2012, we purchased 1,000 shares of CPA®:18 – Global common stock, par value $0.001 per share, for an aggregate purchase price of $9,000. On December 14, 2012, we made a capital contribution of $0.2 million in exchange for 22,222 shares of CPA®:18 – Global common stock. On July 25, 2013, upon CPA®:18 – Global reaching its minimum offering proceeds and admitting new stockholders, we began to account our interests in it under the equity method of accounting (Note 2).

(g)          On July 3, 2013, we purchased a 0.015% special general partnership interest in CPA®:18 – Global’s operating partnership for $0.2 million. This special general partnership interest entitles us to receive distributions of our proportionate share of earnings up to 10% of the Available Cash from CPA®:18 – Global’s operating partnership (Note 3).

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

	September 30, 2013	December 31, 2012
Real estate, net	$6,805,133	$6,049,926
Other assets	2,075,663	2,002,620
Total assets	8,880,796	8,052,546
Debt	(3,952,124)	(3,509,394)
Accounts payable, accrued expenses and other liabilities	(502,891)	(450,362)
Total liabilities	(4,455,015)	(3,959,756)
Redeemable noncontrolling interests	(22,252)	(21,747)
Noncontrolling interests	(200,098)	(170,140)
Stockholders’ equity	$4,203,431	$3,900,903

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$211,102	$207,852	$573,969	$620,484
Expenses	(198,286)	(174,290)	(528,847)	(523,111)
Net income from continuing operations	$12,816	$33,562	$45,122	$97,373
Net income attributable to the Managed REITs (a) (b)	$18,303	$28,179	$45,389	$121,099

_________

(a)         Inclusive of impairment charges recognized by the Managed REITs totaling $0.5 million and $6.5 million during the three months ended September 30, 2013 and 2012, respectively, and $22.2 million and $9.0 million during the nine months ended September 30, 2013 and 2012, respectively. These impairment charges reduced our income earned from these investments by approximately $0.1 million and $1.2 million during the three months ended September 30, 2013 and 2012, respectively, and $4.1 million and $1.3 million during the nine months ended September 30, 2013 and 2012, respectively.

(b)         Amounts included net gains (losses) on sale of real estate recorded by the Managed REITs totaling $2.4 million and $(2.9) million during the three and nine months ended September 30, 2013, respectively, and net (losses) gains totaling $(0.4) million and $31.5 million during the three and nine months ended September 30, 2012, respectively.

W. P. Carey 9/30/2013 10-Q — 19

Notes to Consolidated Financial Statements

Interests in Other Unconsolidated Real Estate Investments

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

The following table sets forth our ownership interests in our equity investments in real estate, excluding the Managed REITs, and their respective carrying values (dollars in thousands):

	Ownership Interest	Carrying Value at
Lessee	at September 30, 2013	September 30, 2013	December 31, 2012
Schuler A.G. (a) (b) (d)	67%	$68,067	$62,006
Hellweg Die Profi-Baumärkte GmbH & Co. KG (Hellweg 2) (a) (e)	40%	39,794	42,387
Advanced Micro Devices (c) (d)	33%	23,226	23,667
The New York Times Company (e)	18%	21,300	20,584
C1000 Logistiek Vastgoed B.V. (a) (c) (f)	15%	13,860	14,929
The Talaria Company (Hinckley) (d)	30%	8,002	7,702
The Upper Deck Company (d)	50%	7,472	7,198
Del Monte Corporation (c) (d)	50%	7,422	8,318
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (a) (f)	33%	6,592	6,323
Builders FirstSource, Inc. (d)	40%	5,011	5,138
PetSmart, Inc. (d)	30%	3,860	3,808
Consolidated Systems, Inc. (c) (d)	60%	3,206	3,278
Wanbishi Archives Co. Ltd. (a) (f) (g) (h)	3%	419	(736)
U. S. Airways Group, Inc.(i)	75%	-	7,995
SaarOTEC (a) (d) (h)	50%	(491)	(116)
		$207,740	$212,481

__________

(a)         The carrying value of the investment is affected by the impact of fluctuations in the exchange rate of the foreign currency.

(b)         Represents a tenancy-in-common interest, under which the investment is under common control by us and our investment partner.

(c)          These investments are tenancy-in-common interests whereby the property is encumbered by debt for which we are jointly and severally liable. The co-obligors include certain of our Managed REITs, and the aggregate amount due under the arrangements was approximately $170.3 million. Of this amount, $62.4 million represents the aggregate amount we agreed to pay and is included within the carrying value of each of these investments, where applicable.

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

(h)         At September 30, 2013 and December 31, 2012, as applicable, we intended to fund our share of the investment’s future operating deficits if the need arose. However, we had no legal obligation to pay for any of the investment’s liabilities nor did we have any legal obligation to fund operating deficits.

(i)             We sold our interest in this investment in June 2013. Please see “Disposition of Unconsolidated Real Estate Investment” below for more information.

W. P. Carey 9/30/2013 10-Q — 20

Notes to Consolidated Financial Statements

Disposition of Unconsolidated Real Estate Investment

In June 2013, we contributed $2.9 million to partially pay off the existing $17.1 million mortgage loan on our U.S. Airways investment. We refinanced the remaining mortgage loan with new financing of $13.9 million. Immediately after the refinancing, we sold our interest in the investment to a third party for $28.4 million, net of closing costs and our contribution made to partially pay off the loan, and recognized a gain on sale of $19.5 million. The proceeds were placed into escrow for the purpose of executing an exchange transaction under Section 1031 of the Code. The gain was included in Net income from equity investments in real estate and the Managed REITs in the consolidated financial statements.

Note 7. Intangible Assets and Liabilities and Goodwill

In connection with our acquisitions of properties, we have recorded net lease intangibles that are being amortized over periods ranging from one year to 40 years. In addition, we have several ground leases that are being amortized over periods up to 134 years. In-place lease and above-market rent are included in In-place lease intangible assets, net and Above-market rent intangible assets, net, respectively, in the consolidated financial statements. Tenant relationship, below-market ground lease (as lessee), trade name, management contracts and software license intangibles are included in Other intangible assets, net in the consolidated financial statements. Below-market rent, above-market ground lease (as lessor), and below-market purchase option intangibles are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

In connection with our investment activity during the nine months ended September 30, 2013, we have recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average
	Life	Amount
Amortizable Intangible Assets
In-place lease	12.3	$84,888
Above-market rent	17.5	10,195
Below-market ground lease	118.1	3,998
		$99,081

Amortizable Intangible Liabilities
Below-market rent	20.3	$(31,098)

The following table presents a reconciliation of our goodwill (in thousands):

	Nine Months Ended September 30, 2013
	Real Estate	Investment
	Ownership	Management	Total
Balance - beginning of period	$265,525	$63,607	$329,132
Allocation of goodwill to properties sold within the reporting unit (a)	(729)	-	(729)
Impairment charges associated with properties classified as held for sale (a)	(430)	-	(430)
Balance - end of period	$264,366	$63,607	$327,973

________

(a)         Amount is included partially within Gain (loss) on sale of real estate and partially within Impairment charges, both of which are classified within discontinued operations (Note 13).

W. P. Carey 9/30/2013 10-Q — 21

Notes to Consolidated Financial Statements

Intangible assets and liabilities and goodwill are summarized as follows (in thousands):

	September 30, 2013			December 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable Intangible Assets
Management contracts	$32,765	$(32,117)	$648	$32,765	$(31,283)	$1,482
Internal-use software development costs	2,144	-	2,144	-	-	-
	34,909	(32,117)	2,792	32,765	(31,283)	1,482

Lease Intangibles:
In-place lease	558,317	(70,790)	487,527	474,629	(27,351)	447,278
Above-market rent	304,025	(42,125)	261,900	293,627	(13,742)	279,885
Tenant relationship	8,154	(3,525)	4,629	8,149	(3,406)	4,743
Below-market ground lease	4,130	(7)	4,123	-	-	-
	874,626	(116,447)	758,179	776,405	(44,499)	731,906
Unamortizable Goodwill and Indefinite-Lived Intangible Assets
Goodwill	327,973	-	327,973	329,132	-	329,132
Trade name	3,975	-	3,975	3,975	-	3,975
	331,948	-	331,948	333,107	-	333,107
Total Intangible Assets	$1,241,483	$(148,564)	$1,092,919	$1,142,277	$(75,782)	$1,066,495

Amortizable Intangible Liabilities
Below-market rent	$(115,976)	$9,670	$(106,306)	$(86,171)	$3,227	$(82,944)
Above-market ground lease	(6,896)	410	(6,486)	(6,896)	103	(6,793)
	(122,872)	10,080	(112,792)	(93,067)	3,330	(89,737)
Unamortizable Intangible Liabilities
Below-market purchase option (a)	(16,711)	-	(16,711)	(16,711)	-	(16,711)
Total Intangible Liabilities	$(139,583)	$10,080	$(129,503)	$(109,778)	$3,330	$(106,448)

_________

(a)         The fair value of the below-market purchase option was equal to the residual value at the date of acquisition.

Net amortization of intangibles, including the effect of foreign currency translation, was $22.0 million and $1.2 million for the three months ended September 30, 2013 and 2012, respectively, and $64.9 million and $3.9 million for the nine months ended September 30, 2013 and 2012, respectively. Amortization of below-market rent, above-market rent and above-market ground lease intangibles is recorded as an adjustment to Lease revenues, while amortization of management contracts, in-place lease and tenant relationship intangibles is included in Depreciation and amortization.

Based on the intangible assets and liabilities recorded at September 30, 2013, scheduled annual net amortization of intangibles for the remainder of 2013, each of the next four years following December 31, 2013, and thereafter is as follows (in thousands):

Years Ending December 31,	Total
2013 (remainder)	$22,671
2014	85,992
2015	78,365
2016	76,361
2017	72,922
Thereafter	311,868
Total	$648,179

W. P. Carey 9/30/2013 10-Q — 22

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

Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

		September 30, 2013		December 31, 2012
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt (a)	3	$1,685,556	$1,666,369	$1,715,397	$1,727,985
Senior Credit Facility	3	190,000	190,000	253,000	253,000
Unsecured Term Loan	3	300,000	300,000	-	-
Deferred acquisition fees receivable (b)	3	19,126	20,218	28,654	33,632

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

(b)         We determined the estimated fair value of our deferred acquisition fees based on an estimate of discounted cash flows using two significant unobservable inputs, which are the leverage adjusted unsecured spread and an illiquidity adjustment with a weighted-

W. P. Carey 9/30/2013 10-Q — 23

Notes to Consolidated Financial Statements

average range of 100 – 380 bps and 50 – 100 bps, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

We estimated that our remaining financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both September 30, 2013 and December 31, 2012.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. For investments in real estate for which an impairment indicator is identified, we follow a two-step process to determine whether the investment is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the future undiscounted net cash flows that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. If this amount is less than the carrying value, the property’s asset group is considered to be impaired, and we then measure the impairment charge as the excess of the carrying value of the property’s asset group over the estimated fair value of the property’s asset group, which is primarily determined using market information such as recent comparable sales or broker quotes. If relevant market information is not available or is not deemed appropriate, we perform a future net cash flow analysis, discounted for inherent risk associated with each investment. We determined that the significant inputs used to value these investments fall within Level 3 for fair value accounting. As a result of our assessments, we calculated impairment charges based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.

The following tables present information about our other assets that were measured on a fair value basis (in thousands):

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges
Net investments in properties (a) (b)	$9,468	$1,416	$	$-
Total impairment charges included in expenses		1,416		-
Equity investments in real estate (c)	4,350	6,554	21,510	2,244
Total impairment charges included in income from continuing operations		7,970		2,244

Impairment charges included in discontinued operations (b) (d)		-	8,050	5,535
Total impairment charges		$7,970		$7,779

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges
Net investments in properties (a) (b)	$9,468	$1,416	$-	$-
Total impairment charges included in expenses		1,416		-
Equity investments in real estate (c)	4,350	12,082	21,510	5,776
Total impairment charges included in income from continuing operations		13,498		5,776

Impairment charges included in discontinued operations (b) (e) (f)	10,617	4,558	38,197	12,262
Total impairment charges		$18,056		$18,038

__________

(a)         During each of the three and nine months ended September 30, 2013, we recognized an impairment charge of $1.4 million on a substantially vacant property in France in order to reduce the property’s carrying value to its estimated fair value, which

W. P. Carey 9/30/2013 10-Q — 24

Notes to Consolidated Financial Statements

approximated the estimated selling price.  There can be no assurance that we will be able to sell this property at an acceptable price or at all.

(b)         These fair value measurements were based on the contracted selling prices, which were unobservable in an active market.

(c)          We recognized other-than-temporary impairment charges of $6.6 million and $2.2 million during the three months ended September 30, 2013 and 2012, respectively, and $12.1 million and $5.8 million during the nine months ended September 30, 2013 and 2012, respectively, on the Special Member Interest in CPA®:16 – Global’s operating partnership to reduce its carrying value to its estimated fair value, which had declined. The fair value was obtained by estimating discounted cash flows using two significant unobservable inputs, which are the discount rate and the estimated general and administrative costs as a percentage of assets under management with a weighted average range of 12.75% – 15.75% and 35 bps – 45 bps, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement. The valuation was also dependent upon the estimated date of a liquidity event for CPA®:16 – Global because cash flows attributable to this investment would cease upon such event. Therefore, the fair value of this investment may decline in the future as the estimated liquidation date approaches.

(d)         During the three months ended September 30, 2012, we recognized impairment charges on properties sold totaling $5.5 million to reduce the carrying values of the properties to their selling prices.

(e)          During the nine months ended September 30, 2013 and 2012, we recognized impairment charges on properties sold totaling $3.5 million and $12.3 million to reduce the carrying values of the properties to their selling prices.

(f)           During the nine months ended September 30, 2013, we recognized an impairment charge of $1.1 million on our hotel property. This impairment charge, which is included in discontinued operations, was the result of reducing the property’s carrying value to its estimated fair value, which approximated the estimated selling price less selling costs. At September 30, 2013, this property was classified as Assets held for sale on the consolidated balance sheet. We completed the sale of this property in October 2013.

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

W. P. Carey 9/30/2013 10-Q — 25

Notes to Consolidated Financial Statements

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
as Hedging Instruments	Balance Sheet Location	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Interest rate cap	Other assets, net	$10	$25	$-	$-
Interest rate swaps	Other assets, net	1,102	-	-	-
Foreign currency contracts	Accounts payable, accrued expenses and other liabilities	-	-	(4,809)	(2,067)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	-	-	(3,301)	(5,825)

Derivatives Not Designated
as Hedging Instruments
Stock warrants (a)	Other assets, net	2,080	1,720	-	-
Interest rate swaps (b)	Accounts payable, accrued expenses and other liabilities	-	-	(12,792)	(16,686)
Total derivatives		$3,192	$1,745	$(20,902)	$(24,578)

__________

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

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on the balance sheet. At September 30, 2013, no cash collateral has been posted nor received for any of our derivative positions.

W. P. Carey 9/30/2013 10-Q — 26

Notes to Consolidated Financial Statements

The following tables present the impact of our derivative instruments on the consolidated financial statements (in thousands):

	Amount of (Loss) Gain Recognized in
	Other Comprehensive Income (Loss) on Derivatives (Effective Portion) (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2013	2012	2013	2012
Foreign currency contracts	$(4,058)	$241	$(2,885)	$328
Interest rate cap	(23)	-	(13)	-
Interest rate swaps	16	(427)	3,669	(1,240)
Total	$(4,065)	$(186)	$771	$(912)

	Amount of Gain (Loss) Reclassified from
	Other Comprehensive Income (Loss) into Income (Effective Portion) (b)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2013	2012	2013	2012
Interest rate swaps	$436	$344	$1,311	$1,010
Foreign currency contracts	206	142	182	142
Total	$642	$486	$1,493	$1,152

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not in Cash Flow	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Relationships	Recognized in Income	2013	2012	2013	2012
Interest rate swaps	Interest expense	$801	$37	$4,211	$37
Stock warrants	Other income and (expenses)	80	-	360	28
Total		$881	$37	$4,571	$65

__________

(a)         Excludes net gains of $0.1 million recognized on unconsolidated jointly-owned investments for both the three months ended September 30, 2013 and 2012 and $0.5 million and $0.2 million for the nine months ended September 30, 2013 and 2012, respectively.

(b)         Excludes net gains of $0.1 million recognized on unconsolidated jointly-owned investments for both the three months ended September 30, 2013 and 2012 and $0.5 million and $0.3 million for the nine months ended September 30, 2013 and 2012, respectively.

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

W. P. Carey 9/30/2013 10-Q — 27

Notes to Consolidated Financial Statements

The interest rate swaps and caps that we had outstanding on our consolidated subsidiaries at September 30, 2013 that were designated as cash flow hedges are summarized as follows (currency in thousands):

		Notional	Contractual	Effective	Expiration	Fair Value at
Description	Type	Amount	Interest Rate	Date	Date	September 30, 2013 (a)
3-Month Euro Interbank Offered Rate (“Euribor”)	“Pay-fixed” swap	€6,224	4.2%	3/2008	3/2018	$(1,122)
1-Month LIBOR	“Pay-fixed” swap	$4,308	3.0%	4/2010	4/2015	(166)
1-Month LIBOR	“Pay-fixed” swap	$33,191	3.0%	7/2010	7/2020	(2,013)
1-Month LIBOR	“Pay-fixed” swap	$6,763	4.4%	6/2012	3/2022	224
1-Month LIBOR	“Pay-fixed” swap	$25,049	3.9%	8/2012	8/2022	832
3-Month Euribor	Interest rate cap	€65,771	2.0%	12/2012	12/2014	10
1-Month LIBOR	“Pay-fixed” swap	$3,411	3.7%	12/2012	2/2019	46
3-Month Euribor	“Pay-fixed” swap	€2,197	1.2%	3/2013	3/2020	-
						$(2,189)

__________

(a)         Amounts are based on the exchange rate of the euro at September 30, 2013, where applicable.

The interest rate swaps that we had outstanding on our consolidated subsidiaries at September 30, 2013 that were not designated as hedging instruments are summarized as follows (currency in thousands):

		Notional	Contractual	Effective	Expiration	Fair Value at
Description (a) (b)	Type	Amount	Interest Rate	Date	Date	September 30, 2013 (c)
3-Month Euribor	“Pay-fixed” swap	€100,000	3.7%	7/2006	7/2016	$(11,778)
3-Month Euribor	“Pay-fixed” swap	€5,390	4.3%	4/2007	7/2016	(728)
3-Month Euribor	“Pay-fixed” swap	€5,201	4.4%	4/2008	10/2015	(286)
						$(12,792)

__________

(a)         These interest rate swaps were acquired from CPA®:15 in the CPA®:15 Merger. They do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the variable-rate property-level debt we acquired from CPA®:15 in the CPA®:15 Merger.

(b)        Notional and fair value amounts include, on a combined basis, portions attributable to noncontrolling interests totaling $27.6 million and $3.2 million, respectively.

(c)          Amounts are based on the exchange rate of the euro at September 30, 2013, where applicable.

The interest rate cap that our unconsolidated jointly-owned investment had outstanding at September 30, 2013 and was designated as cash flow hedge is summarized as follows (currency in thousands):

	Ownership
	Interest in Investee		Notional	Strike		Effective	Expiration	Fair Value at
Description	at September 30, 2013	Type	Amount	Price	Spread	Date	Date	September 30, 2013
3-Month LIBOR (a)	17.8%	Interest rate cap	$116,581	4.0%	4.8%	8/2009	8/2014	$-

__________

(a)         The applicable interest rate of the related loan was 2.8% at September 30, 2013; therefore, the interest rate cap was not being utilized at that date.

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

W. P. Carey 9/30/2013 10-Q — 28

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

The following table presents the foreign currency derivative contracts we had outstanding at September 30, 2013, which were designated as cash flow hedges (currency in thousands, except strike price):

	Notional	Strike	Effective	Expiration	Fair Value at
Type	Amount	Price	Date	Date	September 30, 2013 (a)
Foreign currency forward contracts	€42,487	$1.28 - 1.30	5/2012	12/2013 - 6/2017	$(2,788)
Foreign currency forward contracts	€8,700	$1.35	12/2012	9/2017 - 3/2018	(253)
Foreign currency forward contracts	€23,540	$1.30 - 1.34	6/2013	12/2013 - 9/2018	(994)
Foreign currency forward contracts	€14,400	$1.35 - 1.38	6/2013	6/2018 - 3/2019	(327)
Foreign currency forward contracts	€8,000	$1.41	9/2013	6/2019 - 9/2019	(3)
Foreign currency forward contracts	£10,773	$1.56 - 1.58	9/2013	4/2014 - 10/2018	(444)
					$(4,809)

__________

(a)         Amounts are based on the applicable exchange rate of the euro and British pound sterling at September 30, 2013.

Other

Amounts reported in Other comprehensive income related to interest rate swaps will be reclassified to interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive income related to foreign currency contracts will be reclassified to Other income and (expenses) when the hedged foreign currency proceeds from foreign operations are repatriated to the U.S. At September 30, 2013, we estimate that an additional $2.6 million will be reclassified as interest expense during the next 12 months related to our interest rate swaps.

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of September 30, 2013. At September 30, 2013, both our total credit exposure and the maximum exposure to any single counterparty was $1.0 million, inclusive of noncontrolling interest.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At September 30, 2013, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $22.0 million and $25.7 million at September 30, 2013 and December 31, 2012, respectively, which included accrued interest but excluded any adjustment for nonperformance risk. If we had breached any of these provisions at either September 30, 2013 or December 31, 2012, we could have been required to settle our obligations under these agreements at their aggregate termination value of $23.4 million or $27.3 million, respectively.

Portfolio Concentration Risk

Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent for the third quarter of 2013, in certain areas. There were no significant changes to our portfolio concentrations at September 30, 2013 as compared to December 31, 2012.

Except for our investment in shares of CPA®:16 – Global, there were no significant concentrations, individually or in the aggregate, related to our unconsolidated jointly-owned investments. At September 30, 2013, we owned approximately 18.5% of CPA®:16 – Global’s outstanding stock, which had total assets at that date of approximately $3.3 billion consisting of a portfolio comprised of full or partial ownership interests in 477 properties, as well as two hotel properties, and has certain concentrations within its portfolio, which are outlined in its periodic filings with the SEC.

W. P. Carey 9/30/2013 10-Q — 29

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

Availability under the Senior Credit Facility is dependent upon a number of factors, including the Unencumbered Property NOI, the Unencumbered Management EBITDA and the Total Unsecured Outstanding Indebtedness (each as defined in the Amended and Restated Credit Agreement). As discussed below, on July 31, 2013, we used the proceeds from the Unsecured Term Loan (as defined below) to repay the $250.0 million outstanding balance on the Revolver on that date. From August 1, 2013 through September 30, 2013, we drew down $15.0 million on the Revolver. At September 30, 2013, availability under the Senior Credit Facility was $556.6 million, of which we had drawn $190.0 million, including $175.0 million under the Term Loan. At September 30, 2013, we paid interest on the Senior Credit Facility at an annual interest rate consisting of LIBOR plus 1.75%. In addition, as of September 30, 2013, our lenders had issued letters of credit totaling $3.2 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under the Revolver. The Revolver is currently expected to be utilized primarily for potential new investments, repayment of existing debt and general corporate purposes.

The Amended and Restated Credit Agreement stipulates several financial covenants that require us to maintain certain ratios and benchmarks at the end of each quarter as defined in the Amended and Restated Credit Agreement. We were in compliance with all of these covenants at September 30, 2013.

Unsecured Term Loan

On July 31, 2013, we entered into a new credit agreement with the lender of our Senior Credit Facility, Bank of America (the “Term Loan Credit Agreement”), for an unsecured term loan of up to $300.0 million (“Unsecured Term Loan”), which we drew down in full on that date primarily to repay the $250.0 million that was then outstanding on the Revolver. We incurred costs of $1.5 million to obtain the Unsecured Term Loan, which are being amortized over the term of the loan. The Term Loan Credit Agreement has substantially the same terms as the Amended and Restated Credit Agreement.

The Unsecured Term Loan matures in July 2014, but we have three options to extend the maturity by another six months, subject to the conditions provided in the Term Loan Credit Agreement. The Unsecured Term Loan provides for an annual interest rate, at our election, of either (i) the Eurocurrency Rate or (ii) the Base Rate, in each case plus the Applicable Rate (each as defined in the Term Loan Credit Agreement). Currently, the Applicable Rate on Eurocurrency Rate loans ranges from 1.60% to 2.35% (based on LIBOR) and the Applicable Rate on Base Rate loans ranges from 0.60% to 1.35% (based on the “prime rate,” defined in the Term Loan Credit Agreement as a rate of interest set by Bank of America based upon various factors including Bank of America’s costs and desired returns). At September 30, 2013, the outstanding balance on the Unsecured Term Loan was $300.0 million with an annual interest rate of LIBOR plus 1.60%.

Non-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real property, and direct financing leases, with an aggregate carrying value of approximately $2.4 billion at both September 30, 2013 and December 31, 2012. At September 30, 2013, our mortgage notes payable bore interest at fixed annual rates ranging from 2.7% to 10.0% and variable contractual annual rates ranging from 1.2% to 7.6% with maturity dates ranging from 2013 to 2026 at September 30, 2013.

During the nine months ended September 30, 2013, in connection with one of our acquisitions (Note 4) during that period, we obtained a non-recourse mortgage loan of $36.5 million with an annual interest rate of 4.05% and term of 10 years.

W. P. Carey 9/30/2013 10-Q — 30

Notes to Consolidated Financial Statements

During the nine months ended September 30, 2013, we refinanced four maturing non-recourse mortgage loans totaling $48.7 million with new financing totaling $76.5 million. These new mortgage loans have a weighted-average annual interest rate and term of 4.7% and 10 years, respectively.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2013, for each of the next four calendar years following December 31, 2013, and thereafter are as follows (in thousands):

Years Ending December 31,	Total (a)
2013 (remainder)	$13,329
2014 (b)	894,290
2015	239,973
2016	88,615
2017	127,221
Thereafter through 2026	824,836
2,188,264
Unamortized discount	(12,708)
Total	$2,175,556

__________

(a)         Certain amounts are based on the applicable foreign currency exchange rate at September 30, 2013.

(b)         Includes $15.0 million outstanding under our Revolver, $175.0 million outstanding under our Term Loan Facility and $300.0 million outstanding under our Unsecured Term Loan at September 30, 2013, each of which is scheduled to mature at various dates in 2014 unless extended pursuant to its terms.

Note 11. Commitments and Contingencies

At September 30, 2013, we were not involved in any material litigation.

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

Total compensation expense net of forfeitures for our stock-based compensation plans was $7.9 million and $10.0 million for the three months ended September 30, 2013 and 2012, respectively, and $25.5 million and $19.7 million for the nine months ended September 30, 2013 and 2012, respectively, all of which was included in General and administrative expenses in the consolidated financial statements.  Stock-based compensation expense during the three months and nine months ended September 30, 2013 as compared to the same periods in 2012 decreased by $4.0 million and increased by $1.7 million, respectively, as a result of an upward revision in the third quarter of 2012 and the first quarter of 2013 in the estimated payout of performance stock units (“PSUs”) that were granted during 2011 and 2012. Stock-based compensation expense also increased by $2.5 million and $3.7 million, respectively, due to changes in our forfeiture rate assumptions in the third quarter of 2012; and increased by $0.1 million and $1.2 million, respectively, because the new awards granted in 2013 have a higher grant date fair value than previously-issued awards.

W. P. Carey 9/30/2013 10-Q — 31

Notes to Consolidated Financial Statements

Nonvested restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and PSUs at September 30, 2013 and changes during the nine months ended September 30, 2013 were as follows:

	RSA and RSU Awards		PSU Awards
		Weighted Average		Weighted Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1, 2013	594,194	$37.15	999,513	$34.55
Granted (a) (b)	185,015	57.69	86,189	84.33
Vested (c)	(233,098)	37.11	(324,161)	39.48
Forfeited	(26,503)	43.05	(30,108)	51.13
Adjustment (d)	-	-	322,880	52.72
Nonvested at September 30, 2013 (e)	519,608	$43.54	1,054,313	$48.48

__________

(a)         The grant date fair value of RSAs and RSUs are based on our stock price on the date of grant. The grant date fair value of PSUs were determined by utilizing a Monte Carlo simulation model to generate a range of possible future stock prices for both us and the plan defined peer index over the three-year performance period. To estimate the fair value of PSUs granted during the nine months ended September 30, 2013, we used a risk-free interest rate of 0.37% and an expected volatility rate of 25.36% (the plan defined peer index assumes 24.83%) and assumed a dividend yield of zero.

(b)         In July 2013, we issued 13,211 RSAs, with a total value of $0.9 million, to our directors under the 2009 Non-Employee Directors’ Incentive Plan in lieu of the RSUs that had been granted in previous years, as permitted under the terms of that plan. These RSAs are scheduled to vest one year from the date of grant.

(c)         The total fair value of shares vested during the nine months ended September 30, 2013 was $24.2 million.

(d)         Vesting and payment of the PSUs is conditional on certain company and market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. Pursuant to a review of our current and expected performance versus the performance goals, we revised our estimate of the ultimate number of certain of the PSUs to be vested. As a result, we recorded adjustments in 2013 to reflect the number of shares expected to be issued when the PSUs vest.

(e)          At September 30, 2013, total unrecognized compensation expense was approximately $17.8 million related to nonvested PSUs, $16.3 million related to nonvested RSUs and $0.7 million related to nonvested RSAs.

During the nine months ended September 30, 2013, 135,984 stock options were exercised with an aggregate intrinsic value of $4.8 million.

In July 2013, our stockholders approved an additional 2,300,000 shares of common stock to be available for issuance under the 2009 Share Incentive Plan.

W. P. Carey 9/30/2013 10-Q — 32

Notes to Consolidated Financial Statements

Earnings Per Share

Under current authoritative guidance for determining earnings per share, all unvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Our unvested RSUs and RSAs contain rights to receive non-forfeitable distribution equivalents, and therefore we apply the two-class method of computing earnings per share. The calculation of earnings per share below excludes the income attributable to the unvested RSUs and RSAs from the numerator. The following table summarizes basic and diluted earnings (in thousands, except share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to W. P. Carey	$18,506	$2,588	$75,854	$46,654
Allocation of distribution equivalents paid on unvested RSUs and RSAs in excess of net income	(139)	(23)	(570)	(413)
Net income – basic	18,367	2,565	75,284	46,241
Income effect of dilutive securities, net of taxes	128	(20)	77	(82)
Net income – diluted	$18,495	$2,545	$75,361	$46,159

Weighted average shares outstanding – basic	68,397,176	40,366,298	68,719,264	40,398,433
Effect of dilutive securities	1,003,649	761,106	1,127,056	631,145
Weighted average shares outstanding – diluted	69,400,825	41,127,404	69,846,320	41,029,578

Securities totaling 105,920 shares associated with the Redeemable noncontrolling interest were excluded from the earnings per share computations above as their effect would have been anti-dilutive for the three months ended September 30, 2013.There were no such anti-dilutive securities for the three months ended September 30, 2012 and the nine months ended September 30, 2013 and 2012.

Redeemable Noncontrolling Interest

We account for the noncontrolling interest in WPCI held by a third party as a redeemable noncontrolling interest, as we have an obligation to repurchase the interest at fair value, subject to certain conditions. This obligation is required to be settled in shares of our common stock. The third-party interest is reflected at estimated redemption value for all periods presented. On October 1, 2013, we received a notice from the holder of the noncontrolling interest in WPCI regarding the exercise of the put option, pursuant to which we are required to purchase the third-party’s 7.7% interest in WPCI. Pursuant to the terms of the related put agreement, the purchase price is to be determined based on a third-party valuation as of October 31, 2013, which is the end of the month that the put option was exercised.  The agreement also requires that we and the noncontrolling interest holder agree on both the valuation firm and the valuation methodology.  We cannot currently estimate when the redemption will occur.

The following table presents a reconciliation of redeemable noncontrolling interest (in thousands):

	Nine Months Ended September 30,
	2013	2012
Balance - beginning of period	$7,531	$7,700
Redemption value adjustment	-	79
Net income (loss)	139	(146)
Distributions	(354)	(1,014)
Change in other comprehensive income	-	4
Balance - end of period	$7,316	$6,623

W. P. Carey 9/30/2013 10-Q — 33

Notes to Consolidated Financial Statements

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

The following tables present a reconciliation of changes in accumulated other comprehensive income (loss) by component for the periods presented (in thousands):

	Three Months Ended September 30, 2013

	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Marketable Securities	Total
Balance - beginning of period	$(2,253)	$(762)	$31	$(2,984)
Other comprehensive (loss) income before reclassifications	(4,711)	17,675	-	12,964

Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	436	-	-	436
Other income and (expense)	206	-	-	206
Net income from equity investments in real estate and the Managed REITs	56	-	-	56
Total	698	-	-	698
Net current period other comprehensive (loss) income	(4,013)	17,675	-	13,662

Net current period other comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	-	(2,052)	-	(2,052)
Balance - end of period	$(6,266)	$14,861	$31	$8,626

	Three Months Ended September 30, 2012

	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Marketable Securities	Total
Balance - beginning of period	$(5,827)	$(5,302)	$33	$(11,096)
Other comprehensive (loss) income before reclassifications	(673)	2,164	(2)	1,489

Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	344	-	-	344
Other income and (expense)	142	-		142
Net income from equity investments in real estate and the Managed REITs	95	-	-	95
Total	581	-	-	581
Net current period other comprehensive income (loss)	(92)	2,164	(2)	2,070

Net current period other comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	-	(239)	-	(239)
Balance - end of period	$(5,919)	$(3,377)	$31	$(9,265)

W. P. Carey 9/30/2013 10-Q — 34

Notes to Consolidated Financial Statements

	Nine Months Ended September 30, 2013

	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Marketable Securities	Total
Balance - beginning of period	$(7,508)	$2,828	$31	$(4,649)
Other comprehensive (loss) income before reclassifications	(727)	13,017	-	12,290

Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	1,311	-	-	1,311
Other income and (expense)	182	-	-	182
Net income from equity investments in real estate and the Managed REITs	476	-	-	476
Total	1,969	-	-	1,969
Net current period other comprehensive income	1,242	13,017	-	14,259
Net current period other comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	-	(984)	-	(984)
Balance - end of period	$(6,266)	$14,861	$31	$8,626

	Nine Months Ended September 30, 2012

	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Unrealized Gains and Losses on Marketable Securities	Total
Balance - beginning of period	$(5,246)	$(3,299)	$38	$(8,507)
Other comprehensive loss before reclassifications	(2,084)	(141)	(7)	(2,232)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	1,010	-	-	1,010
Other income and (expense)	142	-	-	142
Net income from equity investments in real estate and the Managed REITs	259	-	-	259
Total	1,411	-	-	1,411
Net current period other comprehensive loss	(673)	(141)	(7)	(821)
Net current period other comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interest	-	63	-	63
Balance - end of period	$(5,919)	$(3,377)	$31	$(9,265)

W. P. Carey 9/30/2013 10-Q — 35

Notes to Consolidated Financial Statements

Note 13. Discontinued Operations

From time to time, we may decide to sell a property. We may make a decision to dispose of a property when it is vacant as a result of tenants vacating space, tenants electing not to renew their leases, tenant insolvency, or lease rejection in the bankruptcy process. In such cases, we assess whether we can obtain the highest value from the property by selling it, as opposed to re-leasing it. We may also sell a property when we receive an unsolicited offer or negotiate a price for an investment that is consistent with our strategy for that investment. When it is appropriate to do so, upon the evaluation of the disposition of long-lived assets, we classify the property as an asset held for sale on our consolidated balance sheet and the current and prior period results of operations of the property are reclassified as discontinued operations.

The results of operations for properties that are held for sale or have been sold and with which we have no continuing involvement are reflected in the consolidated financial statements as discontinued operations and are summarized as follows (in thousands, net of tax):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$1,536	$1,865	$8,334	$6,474
Expenses	(1,187)	(2,323)	(5,002)	(7,534)
Gain on extinguishment of debt	-	-	84	-
Gain (loss) on sale of real estate	239	(409)	622	(888)
Impairment charges	-	(5,535)	(4,950)	(12,262)
Income (loss) from discontinued operations	$588	$(6,402)	$(912)	$(14,210)

2013 — During the nine months ended September 30, 2013, we sold seven domestic properties, including three properties that were previously classified as Assets held for sale on the consolidated balance sheet, for a total of $22.7 million, net of selling costs, and recognized a net gain on these sales of $0.6 million, excluding impairment charges totaling $3.9 million and $0.2 million previously recognized during 2013 and 2012, respectively. We used a portion of the proceeds to repay the related mortgage loan obligation of $5.7 million and recognized a gain on extinguishment of debt of $0.1 million. In connection with those sales that are deemed businesses, we allocated goodwill totaling $1.2 million to the cost basis of the properties, for our Real Estate Ownership segment based on the relative fair value at the time of sale (Note 7).

During the nine months ended September 30, 2013, a jointly-owned investment in which we and an affiliate own 44% and 56%, respectively, and which we consolidate, entered into a contract to sell a domestic property, which we acquired in the CPA®:15 Merger, for $16.4 million. In addition, during the nine months ended September 30, 2013, we entered into a contract to sell our hotel for $3.8 million. In connection with the potential sale of the hotel, we recognized impairment charges totaling $1.1 million during the second quarter of 2013 to write down the carrying value of the asset to its estimated fair value, which approximated the estimated selling price less selling costs.  At September 30, 2013, these two properties were classified as Assets held for sale in the consolidated balance sheet (Note 4). We completed the sale of the hotel in October 2013. There can be no assurance that the remaining property will be sold at the contracted price, or at all.

2012 — During the nine months ended September 30, 2012, we sold seven domestic properties for $31.8 million, net of selling costs, and recognized an aggregate net loss on these sales of $0.9 million, excluding related impairment charges of $6.7 million recognized in 2012 and $11.8 million previously recognized during 2011. The net loss on sale of real estate recognized during the nine months ended September 30, 2012 included $0.4 million related to properties sold during the three months ended September 30, 2012.

We sold eight additional properties during 2012 subsequent to September 30, 2012 and recognized impairment charges totaling $5.5 million on these properties during the three months ended September 30, 2012. The results of operations for these properties are included in Income (loss) from discontinued operations, net of tax in the consolidated financial statements for the three and nine months ended September 30, 2012.

W. P. Carey 9/30/2013 10-Q — 36

Notes to Consolidated Financial Statements

Note 14. Segment Reporting

We evaluate our results from operations by our two major business segments - Real Estate Ownership and Investment Management (Note 1). The following table presents a summary of comparative results of these business segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Real Estate Ownership (a)
Revenues	$85,132	$21,221	$250,483	$65,297
Operating expenses	(49,699)	(35,874)	(137,994)	(61,922)
Interest expense	(27,482)	(7,845)	(81,187)	(22,253)
Other, net (b)	8,932	31,339	50,488	74,823
Provision for income taxes	(3,673)	(512)	(7,230)	(2,347)
Income from continuing operations attributable to W. P. Carey	$13,210	$8,329	$74,560	$53,598
Investment Management
Revenues (c)	$52,782	$48,057	$116,892	$137,642
Operating expenses (c)	(46,327)	(48,578)	(119,840)	(135,775)
Other, net (d)	58	1,049	1,098	3,244
(Provision for) benefit from income taxes	(1,702)	133	4,210	2,155
Income from continuing operations attributable to W. P. Carey	$4,811	$661	$2,360	$7,266
Total Company
Revenues (c)	$137,914	$69,278	$367,375	$202,939
Operating expenses (c)	(96,026)	(84,452)	(257,834)	(197,697)
Interest expense	(27,482)	(7,845)	(81,187)	(22,253)
Other, net (b) (d)	8,990	32,388	51,586	78,067
Provision for income taxes	(5,375)	(379)	(3,020)	(192)
Income from continuing operations attributable to W. P. Carey	$18,021	$8,990	$76,920	$60,864

	Total Long-Lived Assets at		Total Assets at
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Real Estate Ownership:
Net investments in real estate	$3,365,014	$3,239,755
Goodwill	264,366	265,525
In-place lease, net	487,527	447,278
Above-market rent, net	261,900	279,885
Other intangible assets, net	8,752	4,550
Total	4,387,559	4,236,993	$4,592,780	$4,484,821
Investment Management:
Goodwill	63,607	63,607
Other intangible assets, net	6,767	5,651
Total	70,374	69,258	133,580	124,221
Total Company	$4,457,933	$4,306,251	$4,726,360	$4,609,042

__________

(a)         Included within the Real Estate Ownership segment is our total investment in shares of CPA®:16 - Global, which represented approximately 6.1% of our total assets at September 30, 2013 (Note 6).

(b)         Includes Other interest income, Net income from equity investments in real estate and the Managed REITs, Other income and (expenses), and Net income attributable to noncontrolling interests.

(c)          Included in revenues and operating expenses are reimbursable costs from affiliates totaling $23.3 million and $19.9 million for the three months ended September 30, 2013 and 2012, respectively, and $50.7 million and $59.1 million for the nine months ended September 30, 2013 and 2012, respectively.

(d)         Includes Other interest income, Other income and (expenses), Net (income) loss attributable to noncontrolling interests and Net loss attributable to redeemable noncontrolling interest.

W. P. Carey 9/30/2013 10-Q — 37

Notes to Consolidated Financial Statements

Our portfolio is comprised of domestic and international investments. At September 30, 2013, our international investments within our Real Estate Ownership segment were comprised of investments in France, Japan, Poland, Germany, Spain, Belgium, Finland, Netherlands and the United Kingdom. None of these countries comprised more than 10% of our total lease revenues or total long-lived assets at September 30, 2013. The following tables present the geographic information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Domestic
Revenues	$60,057	$18,893	$177,943	$57,882
Income from continuing operations before income taxes	15,627	6,997	75,449	34,538
Net income attributable to noncontrolling interests	(3,209)	(171)	(8,019)	(26)
Net income attributable to W. P. Carey	12,954	47	66,397	18,312
International
Revenues	$25,075	$2,328	$72,540	$7,415
Income from continuing operations before income taxes	4,110	2,288	13,963	22,221
Net loss (income) attributable to noncontrolling interests	252	(273)	243	(788)
Net income attributable to W. P. Carey	741	1,880	7,097	21,076
Total
Revenues	$85,132	$21,221	$250,483	$65,297
Income from continuing operations before income taxes	19,737	9,285	89,412	56,759
Net income attributable to noncontrolling interests	(2,957)	(444)	(7,776)	(814)
Net income attributable to W. P. Carey	13,695	1,927	73,494	39,388

	September 30, 2013	December 31, 2012
Domestic
Long-lived assets	$3,240,442	$3,236,397
Non-recourse debt	1,077,574	1,111,263
International
Long-lived assets	$1,147,117	$1,000,596
Non-recourse debt	607,982	604,134
Total
Long-lived assets	$4,387,559	$4,236,993
Non-recourse debt	1,685,556	1,715,397

Note 15. Subsequent Events

During the second quarter of 2013, we entered into a contract to sell our hotel for $3.8 million. We completed the sale of the hotel in October 25, 2013.

During the third quarter of 2013, we entered into a contract to sell 20 jointly-owned self-storage properties for $117.0 million. We completed the sale of 19 of these properties on November 4, 2013.

W. P. Carey 9/30/2013 10-Q — 38

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

Business Overview

As described in more detail in Item 1 in our 2012 Annual Report, we provide long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and as of September 30, 2013, manage a global investment portfolio of 1,015 properties, including our owned portfolio. Our business operates in two segments – Real Estate Ownership and Investment Management.

Financial and Operating Highlights

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenues (excluding reimbursed costs from affiliates)	$114,655	$49,399	$316,681	$143,839
Net income attributable to W. P. Carey	18,506	2,588	75,854	46,654

Net cash provided by operating activities			146,327	31,739
Net cash (used in) provided by investing activities			(159,253)	82,568
Net cash (used in) provided by financing activities			(18,985)	93,210

Cash distributions paid	58,030	23,167	160,953	69,180

Supplemental financial measure:
Funds from operations - as adjusted (AFFO) (a)	71,145	33,919	216,038	101,810

__________

(a)         See Supplemental Financial Measures below for our definition of Funds from operations (“AFFO”) and a reconciliation to its most directly comparable GAAP measure.

Total revenues and Net income attributable to W. P. Carey increased significantly in the three and nine months ended September 30, 2013 as compared to the same periods in 2012, due to increases within our Real Estate Ownership segment. The growth in revenues and income was generated from the properties we acquired in the CPA®:15 Merger in September 2012 (Note 3). These increases described above in Total revenues and Net income attributable to W. P. Carey during the nine months ended September 30, 2013 were partially offset by decreases in those measures in our Investment Management segment, primarily due to the CPA®:15 Merger, which reduced the asset base from which we earn asset management revenue.

Net cash provided by operating activities increased in the nine months ended September 30, 2013 as compared to the same period in 2012, primarily due to operating cash flow generated from the properties we acquired in the CPA®:15 Merger, partially offset by a decrease in cash received for providing asset-based management services to the Managed REITs, which occurred because we no longer provided such services to CPA®:15 after the completion of the CPA®:15 Merger.

AFFO increased in the three and nine months ended September 30, 2013 as compared to the same periods in 2012, primarily due to income generated from the properties we acquired in the CPA®:15 Merger, and higher current income taxes incurred in the third quarter of 2012 in connection with the CPA®:15 Merger.

W. P. Carey 9/30/2013 10-Q — 39

Recent Developments

Proposed Merger – In its initial offering documents, CPA®:16 – Global stated its intention to consider liquidity events for investors generally commencing eight to twelve years following the investment of substantially all of the net proceeds from that offering, which occurred in 2005. As a result, during the first quarter of 2013, we began considering liquidity alternatives on behalf of CPA®:16 – Global as its advisor and discussed with its board of directors a number of those alternatives. On July 25, 2013, we and CPA®:16 – Global entered into a merger agreement pursuant to which CPA®:16 – Global will merge with and into one of our subsidiaries in exchange for shares of our common stock. Special meetings will be scheduled to obtain the approval of the Proposed Merger by our stockholders and by CPA®:16 – Global’s stockholders. The closing of the Proposed Merger is also subject to customary closing conditions. In addition, under the terms of the merger agreement, the CPA®:16 – Global Special Committee was allowed to solicit, receive, evaluate and enter into negotiations with respect to alternative proposals from third parties for 30 days following the execution of the merger agreement. The Go Shop Period expired on August 24, 2013 with no qualifying proposals or offers being received. On October 1, 2013, we filed a registration statement with the SEC to register the shares of our common stock to be issued to stockholders of CPA®:16 – Global in connection with the Proposed Merger, which as of the date of this Report remains subject to SEC review. If the Proposed Merger is approved and the other closing conditions are met, we expect that the closing will occur during the first quarter of 2014, although there can be no assurance of such timing.

Acquisitions – During the nine months ended September 30, 2013, we entered into five investments for an aggregate purchase price of $248.5 million. The new assets are expected to generate initial contractual minimum rent totaling $18.6 million per year, excluding fixed and U.S. Consumer Price Index (“CPI”) rent adjustments, with lease terms ranging from eight years to 20 years. Amounts are based on the exchange rate of the euro and the British pound sterling on the date of acquisition, where applicable.

Structuring – During the nine months ended September 30, 2013, we structured investments totaling $926.7 million for the Managed REITs.

CWI – On October 25, 2013, CWI filed a registration statement with the SEC for a follow-on offering of up to $350 million of its common stock. There can be no assurance that CWI will actually commence the follow-on offering or successfully sell the full number, if any, of shares registered.

Distributions – Our quarterly cash distribution was $0.86 per share for the third quarter of 2013, which equates to $3.44 per share on an annualized basis.

W. P. Carey 9/30/2013 10-Q — 40

Results of Operations

We evaluate our results of operations by our two primary reportable segments — Real Estate Ownership and Investment Management. A summary of comparative results of these business segments is as follows:

Real Estate Ownership (in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Revenues
Lease revenues:
Rental income	$68,391	$14,245	$54,146	$199,778	$43,401	$156,377
Interest income from direct financing leases	9,235	1,881	7,354	28,158	5,919	22,239
Total lease revenues	77,626	16,126	61,500	227,936	49,320	178,616
Other real estate income	7,506	5,095	2,411	22,547	15,977	6,570
	85,132	21,221	63,911	250,483	65,297	185,186
Operating Expenses
Depreciation and amortization	30,454	5,183	25,271	89,592	15,732	73,860
Property expenses	5,746	2,069	3,677	16,307	7,112	9,195
General and administrative	6,799	1,168	5,631	18,736	3,843	14,893
Merger and acquisition expenses	3,630	25,897	(22,267)	6,879	30,616	(23,737)
Other real estate expenses	1,654	1,557	97	5,064	4,619	445
Impairment charges	1,416	-	1,416	1,416	-	1,416
	49,699	35,874	13,825	137,994	61,922	76,072
Other Income and Expenses
Other interest income	141	13	128	342	102	240
Net income from equity investments in real estate and the Managed REITs	9,180	10,477	(1,297)	52,377	52,808	(431)
Gain on change in control of interests	-	20,794	(20,794)	-	20,794	(20,794)
Other income and (expenses)	2,465	499	1,966	5,391	1,933	3,458
Interest expense	(27,482)	(7,845)	(19,637)	(81,187)	(22,253)	(58,934)
	(15,696)	23,938	(39,634)	(23,077)	53,384	(76,461)
Income from continuing operations before income taxes	19,737	9,285	10,452	89,412	56,759	32,653
Provision for income taxes	(3,673)	(512)	(3,161)	(7,230)	(2,347)	(4,883)
Income from continuing operations	16,064	8,773	7,291	82,182	54,412	27,770
Income (loss) from discontinued operations	588	(6,402)	6,990	(912)	(14,210)	13,298
Net income from real estate ownership	16,652	2,371	14,281	81,270	40,202	41,068
Net income attributable to noncontrolling interests	(2,957)	(444)	(2,513)	(7,776)	(814)	(6,962)
Net income from real estate ownership attributable to W. P. Carey	$13,695	$1,927	$11,768	$73,494	$39,388	$34,106
Funds from operations - as adjusted (AFFO)	$61,629	$38,088	$23,541	$196,887	$94,806	$102,081

W. P. Carey 9/30/2013 10-Q — 41

The following tables present other operating data that management finds useful in evaluating results of operations:

	September 30, 2013	December 31, 2012
Occupancy - WPC	99.0%	98.7%
Total net-leased properties - WPC	421	423
Total operating properties - WPC (a)	22	22
Total net-leased properties - Managed REITs (b)	693	705
Total operating properties - Managed REITs (a)	91	69

	For the Nine Months Ended September 30,
	2013	2012
Financings structured - WPC (millions)	$113.0	$1.3
New consolidated investments - WPC (millions)	$248.5	$24.6
Investments structured - Managed REITs (millions)	$926.7	$470.0
Average U.S. dollar/euro exchange rate (c)	$1.3173	$1.2824
U.S. CPI (d)	234.1	231.4

__________

(a)         Operating properties comprise of full or partial ownership interests in self-storage properties, hotel properties, and a shopping center, all of which are managed by third parties. WPC’s operating properties are a consolidated investment, jointly owned with an unrelated third-party, in self-storage properties, as well as a hotel that we sold in October 2013. Nineteen of WPC’s self-storage properties were sold in November 2013 (Note 15).

(b)         Includes properties owned by the Managed REITs for all periods.

(c)          The average conversion rate for the U.S. dollar in relation to the euro increased by approximately 2.7% during the nine months ended September 30, 2013 in comparison to the same period in 2012, resulting in a positive impact on earnings for our euro-denominated investments in the current year period.

(d)         Many of our domestic lease agreements and those of the Managed REITs include contractual increases indexed to the change in the CPI.

W. P. Carey 9/30/2013 10-Q — 42

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our consolidated real estate investments (in thousands):

	Nine Months Ended September 30,
Lessee	2013	2012
“Same Store” Properties: (a)
Domestic:
Federal Express Corporation	$5,460	$5,410
Fiserv, Inc.	4,104	3,992
The American Bottling Company	3,335	3,374
Amylin Pharmaceuticals, Inc.	3,271	3,271
JP Morgan Chase Bank, N.A.	2,990	2,941
Orbital Sciences Corporation	2,484	2,484
Google, Inc.	2,193	2,135
Various	20,185	19,605
	44,022	43,212
International: (b)
Eroski Sociedad Cooperativa (c)	2,296	2,235
Various (c)	2,772	3,786
	5,068	6,021
	49,090	49,233
Properties Acquired in the CPA®:15 Merger (Note 3):
Domestic:
U-Haul Moving Partners, Inc. and Mercury Partners, LP (c)	24,101	-
Marcourt Investments Inc.	14,692	-
True Value Company (c)	9,762	-
Foster Wheeler AG	3,731	-
Omnicom Group Inc.	3,207	-
Various (c)	55,909	-
	111,402	-
International: (b)
OBI Group (c)	12,270	-
Carrefour France, SAS (d)	12,063	-
Hellweg Die Profi-Baumärkte GmbH & Co. KG (Hellweg 1) (c)	11,973	-
Pohjola Non-Life Insurance Company Ltd (c)	5,912	-
TietoEnator Plc (c)	5,794	-
Police Prefecture, French Government (c)	4,296	-
Various (c)	5,485	-
	57,793	-
	169,195	-
Other Recent Acquisitions (Date Acquired):
Domestic:
Kraft Foods Group, Inc. (1/2013)	5,123	-
Walgreens Co. (9/2012)	1,337	87
Arbella Service Company, Inc. (6/2013)	616	-
	7,076	87
International (b)
Tommy Hilfiger Europe B.V. (4/2013)	1,199	-
Cargotec Finland Oy (6/2013)	1,121	-
The Secretary of State for Communities and Local Government (9/2013)	255
	2,575	-
	9,651	87
	$227,936	$49,320

__________

(a)         Represent properties we owned for 21 months or more.

(b)         Amounts are subject to fluctuations in foreign currency exchange rates, primarily the euro. The average conversion rate for the U.S. dollar in relation to the euro increased by approximately 2.7% during the nine months ended September 30, 2013 in comparison to the same period in 2012, resulting in a positive impact on lease revenues for our euro-denominated investments in the current year period.

(c)          These revenues are generated in consolidated investments that are jointly-owned with our affiliates and on a combined basis include lease revenues attributable to noncontrolling interests totaling $30.3 million and $1.3 million for the nine months ended September 30, 2013 and 2012, respectively.

W. P. Carey 9/30/2013 10-Q — 43

(d)         We acquired the remaining interest in this investment from CPA®:15 in the CPA®:15 Merger. Subsequent to the acquisition, we own 100% of, and consolidate, this investment. We had previously accounted for this investment under the equity method.

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these investments from both the investee’s continuing and discontinued operations. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (dollars in thousands):

	Ownership Interest	Nine Months Ended September 30,
Lessee	at September 30, 2013	2013	2012
“Same Store” Investments: (a)
Domestic:
The New York Times Company	18%	$20,842	$20,601
Consolidated Systems, Inc.	60%	1,373	1,389
		22,215	21,990
International: (b)
Schuler A.G.	67%	4,743	4,582
		26,958	26,572
Investments Acquired in the CPA®:15 Merger (Note 3):
Domestic:
Advanced Micro Devices	33%	8,958	-
The Talaria Company (Hinckley)	30%	3,834	-
Del Monte Corporation	50%	2,645	-
PetSmart, Inc.	30%	2,098	-
Builders FirstSource, Inc.	40%	1,255	-
The Upper Deck Company (c)	50%	-	-
		18,790	-
International: (b)
Hellweg Die Profi-Baumärkte GmbH & Co. KG (Hellweg 2)	40%	26,998	-
C1000 Logistiek Vastgoed B. V.	15%	11,369	-
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH	33%	2,448	-
SaarOTEC	50%	371	-
		41,186	-
		59,976	-
Investments Consolidated After the CPA®:15 Merger: (d)
Domestic:
Hologic, Inc.	(d)	-	2,862
Symphony IRI Group, Inc.	(d)	-	1,632
Childtime Childcare, Inc.	(d)	-	931
		-	5,425
International: (b)
Carrefour France, SAS	(d)	-	13,359
		-	18,784

Other Recent Acquisition (Date Acquired):
International: (b)
Wanbishi Archives Co. Ltd (12/2012) (e)	3%	2,396	-

Investments Sold:
Domestic:
U. S. Airways Group, Inc. (f)	(f)	1,874	3,316
International: (b)
Médica – France, S.A. (g)	(g)	-	1,753
		1,874	5,069
		$91,204	$50,425

__________

(a)         Represent investments we owned for 21 months or more.

(b)         Amounts are subject to fluctuations in foreign currency exchange rates, primarily the euro. The average conversion rate for the U.S. dollar in relation to the euro increased by approximately 2.7% during the nine months ended September 30, 2013 in comparison to the same period in 2012, resulting in a positive impact on lease revenues for our euro-denominated investments in the current year period.

(c)          The property owned by the jointly-owned investment was vacant during the nine months ended September 30, 2013 and 2012.

W. P. Carey 9/30/2013 10-Q — 44

(d)         In connection with the CPA®:15 Merger, we purchased the remaining interest in this investment from CPA®:15. Subsequent to the CPA®:15 Merger, we own 100% of, and consolidate, this investment.

(e)          We acquired our interest in this investment in December 2012. Amounts are subject to fluctuations in the Japanese yen exchange rate with the U.S. dollar.

(f)           We sold our interest in this investment in June 2013 (Note 6).

(g)          In April 2012, this jointly-owned entity sold its interests in the investment.

Leasing Activity

The following discussion presents a summary of our leasing activity on our existing properties for the periods presented and does not include new acquisitions and properties acquired in the CPA®:15 Merger.

During the three months ended September 30, 2013, we signed three leases totaling approximately 0.1 million square feet of leased space. Of these leases, one was with a new tenant and two were lease renewals or extensions with existing tenants. The average new rent for this leased space is $8.07 per square foot and the average former rent was $7.77 per square foot, reflecting current market conditions. There were no tenant improvement allowances or concessions provided to these tenants.

During the three months ended September 30, 2012, we signed four renewal leases with existing tenants totaling approximately 0.9 million square feet of leased space. The average new rent for this leased space is $9.05 per square foot and the average former rent was $10.71 per square foot. There were no tenant improvement allowances or concessions provided to these tenants.

During the nine months ended September 30, 2013, we signed 11 leases totaling approximately 0.4 million square feet of leased space. Of these leases, three were with new tenants and eight were lease renewals or extensions with existing tenants. The average new rent for this leased space is $7.48 per square foot and the average former rent was $9.41 per square foot, reflecting current market conditions. We provided a tenant improvement allowance of $0.4 million on one of these leases. In addition, in January 2013 we entered into a lease extension regarding a 0.4 million square feet building and committed to an expansion of 0.1 million square feet at an expected cost of $6.4 million. The expansion was completed in September 2013.

During the nine months ended September 30, 2012, we signed 16 leases totaling approximately 1.6 million square feet of leased space. Of these leases, one was with a new tenant and 15 were lease renewals or extensions with existing tenants. The average new rent for this leased space is $7.62 per square foot and the average former rent was $8.97 per square foot. We provided a tenant improvement allowance and other incentives of $0.2 million on one of these leases.

Lease Revenues

As of September 30, 2013, approximately 67% of our net leases, based on annualized contractual minimum base rent, provide for adjustments based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, approximately 24% of our net leases on that same basis have fixed rent adjustments, pursuant to which contractual minimum base rent is scheduled to increase by an average of 1% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies.

For the three and nine months ended September 30, 2013 as compared to the same periods in 2012, lease revenues increased by $61.5 million and $178.6 million, respectively, primarily due to the properties we acquired in the CPA®:15 Merger, which contributed to an increase in lease revenues of $56.7 million and $169.2 million, respectively. Lease revenues also increased by $4.4 million and $9.6 million, respectively, due to properties we acquired in the fourth quarter of 2012 and the nine months ended September 30, 2013.

Other Real Estate Income

Other real estate income generally consists of pass-through common area charges, lease termination payments and other non-rent related revenues from real estate ownership. Other real estate income also includes revenue from Carey Storage, a subsidiary that holds investments in domestic self-storage properties.

For the three and nine months ended September 30, 2013 as compared to the same periods in 2012, other real estate income increased by $2.4 million and $6.6 million, respectively, primarily due to $2.2 million and $6.4 million of other real estate income recorded in the current year periods from properties we acquired in the CPA®:15 Merger.

W. P. Carey 9/30/2013 10-Q — 45

Depreciation and Amortization

For the three and nine months ended September 30, 2013 as compared to the same periods in 2012, depreciation and amortization increased by $25.3 million and $73.9 million, respectively, primarily due to $22.6 million and $67.9 million of depreciation and amortization recorded in the current year periods on properties we acquired in the CPA®:15 Merger. Depreciation and amortization also increased by $2.6 million and $6.1 million for the three and nine months ended September 30, 2013, respectively, as a result of properties we acquired during the fourth quarter of 2012 and the nine months ended September 30, 2013.

Property Expenses

For the three and nine months ended September 30, 2013 as compared to the same periods in 2012, property expenses increased by $3.7 million and $9.2 million, respectively, primarily due to $3.7 million and $11.2 million, respectively, of property expenses recorded in the current year periods on properties we acquired in the CPA®:15 Merger.

General and Administrative

For the three and nine months ended September 30, 2013 as compared to the same periods in 2012, general and administrative expenses increased by $5.6 million and $14.9 million, respectively, primarily due to an increase in personnel costs of $4.8 million and $11.8 million, respectively. In addition, for the nine months ended September 30, 2013 as compared to the same period in 2012, general and administrative expenses increased by $2.3 million as a result of professional fees incurred in connection with investments we acquired during 2013.

Merger and Acquisition Expenses

For the three and nine months ended September 30, 2013, merger and acquisition expenses were $3.6 million and $6.9 million, respectively, which consisted of merger expenses of $2.5 million and $2.8 million, respectively, and acquisition-related expenses of $1.2 million and $4.1 million, respectively. Merger expenses were primarily costs incurred in connection with the Proposed Merger. Acquisition expenses were acquisition-related costs incurred on three investments we entered into during 2013 that were accounted for as business combinations, for which the acquisition-related costs were required to be expensed.

For the three and nine months ended September 30, 2012, merger and acquisition expenses were $25.9 million and $30.6 million, respectively, as a result of costs incurred in connection with the CPA®:15 Merger.

Impairment Charges

For each of the three and nine months ended September 30, 2013, we recognized an impairment charge of $1.4 million on a substantially vacant property in France in order to reduce the property’s carrying value to its estimated fair value, which approximated the estimated selling price less selling costs (Note 8).  There can be no assurance that we will be able to sell this property at an acceptable price or at all.

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

W. P. Carey 9/30/2013 10-Q — 46

For the three months ended September 30, 2013 as compared to the same period in 2012, net income from equity investments in real estate and the Managed REITs decreased by $1.3 million, primarily due to a $4.3 million increase in other-than-temporary impairment charges recognized on our Special Member Interest in CPA®:16 – Global’s operating partnership during the current year period, partially offset by impairment charges recognized by CPA®:16 – Global during the third quarter of 2012, of which our share totaled $2.5 million.

For the nine months ended September 30, 2013 as compared to the same period in 2012, net income from equity investments in real estate and the Managed REITs decreased by $0.4 million primarily due to (i) our share of the net gain recognized by a jointly-owned entity upon selling its equity shares in the Médica investment in the second quarter of 2012, which increased our equity income by $15.1 million in the same period; (ii) a $6.3 million increase in other-than-temporary impairment charges recognized on our investment in the Special Member Interest in CPA®:16 – Global’s operating partnership during the current year period; and (iii) a $4.5 million decrease in equity income from CPA®:15, which we now consolidate as a result of the CPA® :15 Merger. These decreases in equity income were partially offset by (i) a net gain of $19.5 million recognized on the sale of our interest in the U. S. Airways investment in the second quarter of 2013; (ii) equity income of $3.4 million recognized in the current year period from the jointly-owned investments that we acquired in the CPA® :15 Merger; and (iii) a $2.5 million increase in distributions of Available Cash received and earned from the operating partnership of CPA® :17 – Global as a result of new investments CPA® :17 – Global entered into during 2012 and 2013.

Gain on Change in Control of Interests

In connection with the CPA®:15 Merger in September 2012, we acquired additional interests in five investments from CPA®:15, which we had previously accounted for under the equity method, and we also adjusted the carrying value of our previously-held interest in shares of CPA®:15 common stock to its estimated fair market value. As a result, we recognized a net gain of $20.8 million during the three and nine months ended September 30, 2012 to adjust the carrying value of our existing interests in these investments to their estimated fair values.

Other Income and (Expenses)

For the three and nine months ended September 30, 2013, we recognized other income of $2.5 million and $5.4 million, respectively, due to unrealized gains of $0.8 million and $4.2 million, respectively, recognized on the interest rate swaps acquired from CPA®:15 in the CPA®:15 Merger that did not qualify for hedge accounting, as well as net realized gains of $1.6 million and $0.9 million, respectively, on foreign currency transactions as a result of changes in foreign currency exchange rates on notes receivable from international subsidiaries.

For the three and nine months ended September 30, 2012, we recognized other income of $0.5 million and $1.9 million, respectively. The other income recognized in the three months ended September 30, 2012 was due to a net gain recognized on the sale of a parcel of land in the third quarter of 2012. The other income recognized in the nine months ended September 30, 2012 was primarily due to a net gain of $2.5 million recorded on the disposals of three parcels of land, partially offset by net realized losses of $0.5 million on foreign currency transactions as a result of changes in foreign currency exchange rates on notes receivable from international subsidiaries.

Interest Expense

For the three and nine months ended September 30, 2013 as compared to the same periods in 2012, interest expense increased by $19.6 million and $58.9 million, respectively, of which $19.2 million and $56.5 million, respectively, were due to interest expense incurred in the current year periods on mortgage loans assumed in connection with our acquisition of properties in the CPA®:15 Merger.

Provision for Income Taxes

For the three and nine months ended September 30, 2013 as compared to the same periods in 2012, provision for income taxes increased by $3.2 million and $4.9 million, respectively, primarily due to increases in foreign income taxes related to the foreign properties we acquired in the CPA®:15 Merger.

W. P. Carey 9/30/2013 10-Q — 47

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations represents the net income or loss (revenue less expenses) from the operations of properties that were sold or held for sale (Note 13).

For the three and nine months ended September 30, 2013, we recognized income from discontinued operations of $0.6 million and net loss from discontinued operations of $0.9 million, respectively. The income recognized during the three months ended September 30, 2013 was primarily due to $0.3 million of income generated from the operations of discontinued properties and a $0.2 million net gain on the sale of these properties. The net loss recognized during the nine months ended September 30, 2013 was primarily due to impairment charges aggregating $5.0 million recorded on three properties to reduce the carrying values of the properties to their estimated fair value and to write off the goodwill related to the properties, partially offset by $3.3 million of income generated from the operations of discontinued properties and a net gain on the sale of properties totaling $0.6 million.

For the three and nine months ended September 30, 2012, we recognized net loss from discontinued operations of $6.4 million and $14.2 million, respectively, primarily due to impairment charges of $5.5 million and $12.3 million, respectively, recorded on properties sold to reduce the carrying values of the properties to their expected selling prices. In addition, the loss recognized during the three and nine months ended September 30, 2012 included net loss generated from the operations of discontinued properties of $0.5 million and $1.1 million, respectively, and net loss on the sale of these properties of $0.4 million and $0.9 million, respectively.

Net Income from Real Estate Ownership Attributable to W. P. Carey

For the three and nine months ended September 30, 2013 as compared to the same periods in 2012, the resulting net income from Real Estate Ownership attributable to W. P. Carey increased by $11.8 million and $34.1 million, respectively.

Funds from Operations — as Adjusted (AFFO)

For the three and nine months ended September 30, 2013 as compared to the same periods in 2012, AFFO from Real Estate Ownership increased by $23.5 million and $102.1 million, respectively, primarily as a result of income earned from the properties we acquired in the CPA®:15 Merger. AFFO is a supplemental measure that is not defined by GAAP (“non-GAAP”) that we use to evaluate our business. For a definition of AFFO and reconciliation to net income attributable to W. P. Carey, see Supplemental Financial Measures below.

W. P. Carey 9/30/2013 10-Q — 48

Investment Management (in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Revenues
Asset management revenue	$10,961	$15,850	$(4,889)	$31,330	$47,088	$(15,758)
Structuring revenue	14,775	8,316	6,459	27,539	19,576	7,963
Dealer manager fees	3,787	4,012	(225)	7,329	11,878	(4,549)
Reimbursed costs from affiliates	23,259	19,879	3,380	50,694	59,100	(8,406)
	52,782	48,057	4,725	116,892	137,642	(20,750)
Operating Expenses
General and administrative	21,962	27,762	(5,800)	65,997	73,858	(7,861)
Reimbursable costs	23,259	19,879	3,380	50,694	59,100	(8,406)
Depreciation and amortization	1,106	937	169	3,149	2,817	332
	46,327	48,578	(2,251)	119,840	135,775	(15,935)
Other Income and Expenses
Other interest income	226	239	(13)	711	808	(97)
Other income and (expenses)	19	4	15	62	93	(31)
	245	243	2	773	901	(128)
Income (loss) from continuing operations before income taxes	6,700	(278)	6,978	(2,175)	2,768	(4,943)
(Provision for) benefit from income taxes	(1,702)	133	(1,835)	4,210	2,155	2,055
Net income (loss) from investment management	4,998	(145)	5,143	2,035	4,923	(2,888)
Net loss attributable to noncontrolling interests	45	769	(724)	464	2,197	(1,733)
Net (income) loss attributable to redeemable noncontrolling interest	(232)	37	(269)	(139)	146	(285)
Net income from investment management attributable to W. P. Carey	$4,811	$661	$4,150	$2,360	$7,266	$(4,906)
Funds from operations - as adjusted (AFFO)	$9,516	$(4,169)	$13,685	$19,151	$7,004	$12,147

W. P. Carey 9/30/2013 10-Q — 49

The following tables present other operating data that management finds useful in evaluating results of operations (dollars in millions):

	September 30, 2013	December 31, 2012
Total properties - Managed REITs (a)	784	774
Assets under management (b)	$9,258.7	$7,870.8
Cumulative funds raised - CPA®:17 – Global offerings (c) (d)	$2,884.5	$2,883.1
Cumulative funds raised - CPA®:18 – Global offering (d) (e)	$20.5	$-
Cumulative funds raised - CWI offering (d) (f)	$575.8	$159.6

	For the Nine Months Ended September 30,
	2013	2012
Financings structured - Managed REITs	$704.1	$365.9
Investments structured - Managed REITs	$926.7	$470.0
Funds raised - CPA®:17 – Global offerings (c) (d)	$1.3	$539.2
Funds raised - CPA®:18 – Global offering (d) (e)	$20.5	$-
Funds raised - CWI offering (d) (f)	$418.3	$54.2

__________

(a)         Includes properties owned by the Managed REITs for all periods.

(b)         Represents the estimated fair value of the real estate assets owned by the Managed REITs, which was calculated by us as the advisor to the Managed REITs based in part upon third-party appraisals.

(c)          The follow-on offering was terminated on January 31, 2013.

(d)         Excludes reinvested distributions through the distribution reinvestment plan.

(e)          Reflects funds raised since the commencement of the initial public offering on May 7, 2013.

(f)           The initial public offering was terminated on September 15, 2013.

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

For the three and nine months ended September 30, 2013 as compared to the same periods in 2012, asset management revenue decreased by $4.9 million and $15.8 million, respectively. We received asset management revenue from CPA®:15 of $6.1 million and $18.5 million during the three and nine months ended September 30, 2012, respectively. As a result of the cessation of asset management fees and performance fees earned from CPA®:15 after the CPA®:15 Merger in September 2012, we did not receive any asset management revenue from CPA®:15 during the three or nine months ended September 30, 2013. This decrease was partially offset by an aggregate increase of $1.4 million and $3.3 million during the three and nine months ended September 30, 2013 as compared to the same periods in 2012, respectively, from CPA®:17 – Global and CWI as a result of new investments that they entered into during 2012 and 2013. We also received asset management revenue of less than $0.1 million from CPA®:18 – Global during each of the three and nine months ended September 30, 2013.

Structuring Revenue

We earn structuring revenue when we structure investments and debt placement transactions for the Managed REITs. Structuring revenue is dependent on fundraising and investment activity, which is subject to significant period-to-period variation.

For the three and nine months ended September 30, 2013 as compared to the same periods in 2012, structuring revenue increased by $6.5 million and $8.0 million, respectively. Structuring revenue from CWI increased by $3.7 million and $11.2 million during the three and nine months ended September 30, 2013 as compared to the same periods in 2012 due to higher investment volume in the current year periods as compared to the respective prior year periods. Structuring revenue from CPA®:17 – Global increased by $1.4 million during the three months ended September 30, 2013 as a result of higher investment volume and decreased by $4.4 million during the nine months ended September 30, 2013 as a result of lower investment volume in the current year period as compared to the respective prior year periods. In August 2013, we structured an investment for CPA®:18 – Global for which we earned structuring

W. P. Carey 9/30/2013 10-Q — 50

revenue of $1.4 million. We may also be entitled to deferred acquisition revenue of $1.2 million from CPA®:18 – Global subject to CPA®:18 – Global achieving its preferred return. As of September 30, 2013, CPA®:18 – Global had not yet achieved its preferred return. As such, no deferred acquisition revenue from CPA®:18 – Global was earned as of September 30, 2013.

Dealer Manager Fees

As discussed in Note 3, we earned a dealer manager fee of $0.35 per share sold in connection with CPA®:17 – Global’s follow-on offering, which commenced on April 7, 2011 and terminated on January 31, 2013. We also earned a $0.30 dealer manager fee per share sold in connection with CWI’s initial public offering, which was terminated on September 15, 2013. In addition, we receive selling commissions, depending on the class of common stock sold, of $0.70 or $0.14 per share sold, and a dealer manager fee of $0.30 or $0.21 per share sold, for its class A common stock and class C common stock, respectively. We also receive an annual distribution and shareholder servicing fee of 1% paid in connection with shares of class C common stock. We re-allow all or a portion of the dealer manager fees to selected dealers in the offerings. Dealer manager fees that are not re-allowed and the Shareholder Servicing Fee are classified as Dealer manager fees in the consolidated financial statements. Dealer manager fees earned are generally offset by underwriting costs incurred in connection with the offerings, which are included in General and administrative expenses.

For the three and nine months ended September 30, 2013 as compared to the same periods in 2012, dealer manager fees decreased by $0.2 million and $4.5 million, respectively. These decreases were primarily due to the termination of the CPA®:17 – Global follow-on offering on January 31, 2013, partially offset by an increase in fees earned due to the higher level of CWI shares sold during the current year periods through the termination of the offering on September 15, 2013, as well as the sale of CPA®:18 – Global shares in its initial public offering, which commenced in May 2013.

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

For the three months ended September 30, 2013 as compared to the same period in 2012, reimbursed and reimbursable costs increased by $3.4 million, primarily as a result of (i) an increase of $14.4 million in commissions paid to broker-dealers related to the CWI initial public offering due to the corresponding increase in funds raised; (ii) $1.4 million in commissions paid in the third quarter of 2013 to broker-dealers related to the CPA®:18 – Global initial public offering once the minimum offering amount was reached on July 25, 2013; and (iii) an increase of $0.7 million in personnel costs reimbursed by the Managed REITs. These increases were partially offset by $13.8 million in commissions paid to broker-dealers in the prior year period related to the CPA®:17 – Global follow-on offering, which was terminated on January 31, 2013.

For the nine months ended September 30, 2013 as compared to the same period in 2012, reimbursed and reimbursable costs declined by $8.4 million, primarily due to a decrease of $41.9 million in commissions paid to broker-dealers as a result of the termination of the CPA®:17 – Global follow-on offering on January 31, 2013. This decrease was partially offset by (i) an increase of $28.4 million in commissions paid to broker-dealers related to the CWI primary offering due to the corresponding increase in funds raised; (ii) an increase of $2.3 million in personnel costs reimbursed by the Managed REITs; and (iii) the $1.4 million paid to broker-dealers related to the CPA®:18 – Global offering described above.

General and Administrative

For the three months ended September 30, 2013 as compared to the same period in 2012, general and administrative expenses decreased by $5.8 million primarily due to a decrease of $5.7 million as a result of additional personnel costs charged to the Managed REITs and included in Reimbursable costs due to the change in the method we use to charge personnel costs (Note 3), as well as a decrease in compensation expense of $0.6 million. Compensation costs decreased during the current year period primarily due to a decrease in stock-based compensation expense of $1.7 million. The decrease resulted primarily from an upward revision of the expected payout ratio of the PSUs and the revision of forfeiture rate assumptions (Note 12), partially offset by an increases in commissions paid to investment officers of $1.0 million as a result of higher investment volume in the current year periods.

For the nine months ended September 30, 2013 as compared to the same period in 2012, general and administrative expenses decreased by $7.9 million, primarily due to (i) a decrease of $13.7 million as a result of additional personnel costs charged to the Managed REITs (Note 3); (ii) a decrease of $3.1 million in professional fees; and (iii) a decrease of $1.5 million in underwriting costs primarily related to the termination of the CPA®:17 – Global follow-on offering in January 2013. These decreases were partially offset by an increase in compensation expense of $9.5 million in the current year period as described below.

W. P. Carey 9/30/2013 10-Q — 51

Compensation costs increased during the current year period primarily due to (i) an increase in stock-based compensation expense of $5.2 million, which was primarily the result of an upward revision of the expected payout ratio of the PSUs, a revision of the forfeiture rate assumptions, and higher fair value of the awards issued in the first quarter of 2013 (Note 12); (ii) an increase in commissions paid to investment officers of $2.6 million as a result of higher investment volume in the current year period; and (iii) an increase in bonus expense of $1.6 million recorded during the nine months ended September 30, 2013 as a result of bonus payouts in the first quarter of 2013 for calendar year 2012 that were greater than previously anticipated.

(Provision for) Benefit from Income Taxes

For the three months ended September 30, 2013, we recognized provision for income taxes of $1.7 million, compared to a benefit from income taxes of $0.1 million recognized for the same period in the prior year, primarily due to pre-tax income recognized in this segment in the current year period compared to a pre-tax loss recognized in the prior year period.

For the nine months ended September 30, 2013 as compared to the same period in 2012, benefit from income taxes increased by $2.1 million, primarily due to pre-tax loss recognized in this segment in the current year period as compared to pre-tax income recognized in the prior year period. In addition, compensation-related deductions were higher in the current year period as compared to the same period in the prior year.

Net Income from Investment Management Attributable to W. P. Carey

For the three and nine months ended September 30, 2013 as compared to the same periods in 2012, the resulting net income from investment management attributable to W. P. Carey increased by $4.2 million and decreased by $4.9 million, respectively.

Funds from Operations — as Adjusted (AFFO)

For the three and nine months ended September 30, 2013 as compared to the same periods in 2012, AFFO from our Investment Management segment increased by $13.7 million and $12.1 million, respectively, primarily due to additional personnel costs charged to the Managed REITs and our Real Estate Ownership segment in the current year periods due to the change in methodology we use to charge personnel costs (Note 3) and the higher taxes incurred in the third quarter of 2012 in connection with the CPA®:15 Merger. AFFO is a non-GAAP measure that we use to evaluate our business. For a definition of AFFO and reconciliation to net income attributable to W. P. Carey, see Supplemental Financial Measures below.

Financial Condition

Sources and Uses of Cash During the Period

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt and fund distributions to stockholders. Our cash flows fluctuate from period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of the receipt of proceeds from, and the repayment of, mortgage loans and receipt of lease revenues, the receipt of the annual installment of deferred acquisition revenue and interest thereon from the CPA® REITs, our election to receive asset management fees in either shares of the Managed REITs’ common stock or cash, the timing and characterization of distributions from equity investments in real estate and the Managed REITs, the receipt of distributions of Available Cash from certain Managed REITs, and changes in foreign currency exchange rates. Despite these fluctuations, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of mortgage loans, unused capacity on our Revolver, net contributions from noncontrolling interests, and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

W. P. Carey 9/30/2013 10-Q — 52

Operating Activities

Cash flow from operating activities increased by $114.6 million during the nine months ended September 30, 2013 as compared to the same period in 2012, primarily due to operating cash flow generated from the properties we acquired in the CPA®:15 Merger, partially offset by a decrease in cash received for providing asset management services to the Managed REITs due to the cessation of such fees earned from CPA®:15 after the CPA®:15 Merger in September 2012.

Investing Activities

Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property-related costs. During the nine months ended September 30, 2013, we purchased five investments for $249.3 million, which we partially funded with $50.9 million from the escrowed proceeds of the sales of properties in exchange transactions under Section 1031 of the Code. Funds totaling $70.6 million and $73.6 million were invested in and released from, respectively, lender-held investment accounts. We also used $10.2 million to make capital improvements to various properties and used $15.0 million to make a loan to our affiliate, CPA®:18 – Global, in order to facilitate a property acquisition. We received $33.0 million in distributions from equity investments in real estate and the Managed REITs in excess of cumulative equity income. We also received cash proceeds totaling $56.5 million from the sale of eight properties and an equity investment, including $28.4 million from selling our interest in the U.S. Airways investment, which we placed in escrow and was subsequently used to make an acquisition of another property under Section 1031 of the Code. We also placed $92.4 million in escrow for future acquisitions, including $28.4 million of proceeds from the sale of our interest in the U.S. Airways investment discussed above, and $117.1 million was released from escrow in connection with our 2013 acquisitions.

Financing Activities

During the nine months ended September 30, 2013, we paid distributions to stockholders of $161.0 million and paid distributions of $20.4 million to affiliates who hold noncontrolling interests in various entities with us. We made scheduled mortgage loan principal payments of $160.8 million and received mortgage financing proceeds of $113.0 million. We received $300.0 million from the drawdown of the Unsecured Term Loan (Note 10), which we used primarily to pay off the outstanding balance on the Revolver at that time. Net borrowings under our Revolver decreased overall by $63.0 million since December 31, 2012 and were comprised of gross borrowings of $285.0 million and repayments of $348.0 million. Net borrowings under our Revolver were primarily used for new investments. We also used $40.0 million to purchase shares of our common stock from the Estate (Note 3). In connection with obtaining the Unsecured Term Loan and mortgage financing, we paid financing costs totaling $2.2 million. We received contributions of $2.8 million from affiliates who hold noncontrolling interests in various entities with us. We also received $2.0 million in connection with the issuance of stock pursuant to our share incentive plan for employees and our employee share purchase plan. We recognized windfall tax benefits of $11.6 million in connection with the exercise of employee stock options and the vesting of PSUs and RSUs, which reduced our tax liability to various taxing authorities.

W. P. Carey 9/30/2013 10-Q — 53

Summary of Financing

The table below summarizes our non-recourse debt and Senior Credit Facility (dollars in thousands):

	September 30, 2013	December 31, 2012
Carrying Value
Fixed rate	$1,297,064	$1,322,168
Variable rate (a)	878,492	646,229
Total	$2,175,556	$1,968,397

Percent of Total Debt
Fixed rate	60%	67%
Variable rate (a)	40%	33%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	5.4%	5.6%
Variable rate (a)	2.9%	3.4%

_________

(a)         Variable-rate debt at September 30, 2013 included (i) $490.0 million outstanding under our Senior Credit Facility and Unsecured Term Loan, which includes $15.0 million outstanding under the Revolver, $175.0 million outstanding under the Term Loan Facility and $300.0 million outstanding under the Unsecured Term Loan, (ii) $320.1 million that has been effectively converted to fixed rates through interest rate swap and cap derivative instruments, (iii) $43.7 million in non-recourse mortgage loan obligations that bore interest at fixed rates but have interest rate reset features that may change the interest rates to then-prevailing market fixed rates (subject to specified caps) at certain points during their term, and (iv) $24.6 million in non-recourse mortgage loan obligations that bore interest at floating rates.

Cash Resources

At September 30, 2013, our cash resources consisted of the following:

•             Cash and cash equivalents totaling $93.6 million. Of this amount, $40.9 million, at then-current exchange rates, was held in foreign subsidiaries and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

•             Our Revolver, with unused capacity of $363.5 million, excluding amounts reserved for outstanding letters of credit. Our lender has issued letters of credit totaling $3.2 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under the facility; and

We also had unleveraged properties that had an aggregate carrying value of $24.5 million at September 30, 2013, although there can be no assurance that we would be able to obtain financing for these properties.

Our cash resources can be used for working capital needs and other commitments and may be used for future investments. We continue to evaluate fixed-rate financing options, such as obtaining non-recourse financing on our unleveraged properties.

Cash Requirements

During the next 12 months, we expect that cash payments will include paying distributions to our stockholders and to our affiliates who hold noncontrolling interests in entities we control and scheduled mortgage loan principal payments, including mortgage balloon payments totaling $276.2 million, as well as other normal recurring operating expenses. There are no mortgage balloon payments due on our equity investments during the next 12 months.

We expect to fund future investments, any capital expenditures on existing properties, scheduled debt maturities on non-recourse mortgage loans and any loans to CWI and CPA®:18 – Global through cash generated from operations, the use of our cash reserves or unused amounts on our Revolver and equity or debt offerings.

W. P. Carey 9/30/2013 10-Q — 54

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at September 30, 2013 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse debt — principal (a)	$1,698,264	$325,943	$400,316	$320,387	$651,618
Senior Credit Facility — principal (b)	190,000	-	190,000	-	-
Unsecured Term Loan — principal (c)	300,000	300,000	-	-	-
Interest on borrowings (d)	397,882	90,875	123,284	80,050	103,673
Operating and other lease commitments (e)	30,673	3,075	5,804	6,745	15,049
Property improvement commitments	1,390	1,390	-	-	-
	$2,618,209	$721,283	$719,404	$407,182	$770,340

__________

(a)         Excludes an unamortized discount of $12.7 million (Note 10).

(b)         Our $625.0 million Senior Credit Facility is scheduled to mature in December 2014, unless extended pursuant to its terms. Amount in the table includes borrowings under our Revolver and $175.0 million outstanding under the Term Loan Facility.

(c)         Our $300.0 million Unsecured Term Loan is scheduled to mature in July 2014, unless extended pursuant to its terms.

(d)         Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at September 30, 2013.

(e)          Operating and other lease commitments consist primarily of the future minimum rents payable on the ground lease for our principal offices. We are reimbursed by the Managed REITs for their share of the future minimum rents pursuant to their respective advisory agreements with us. These amounts are allocated among the entities based on gross revenues and are adjusted quarterly.

Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at September 30, 2013, which consisted primarily of the euro. At September 30, 2013, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Equity Method Investments

We have interests in unconsolidated investments that own single-tenant properties net leased to companies. Generally, the underlying investments are jointly-owned with our affiliates. At September 30, 2013, on a combined basis, these investments had total assets and third-party non-recourse mortgage debt of approximately $1.2 billion and $0.7 billion, respectively. At that date, our pro rata share of their aggregate debt was $241.4 million. Cash requirements with respect to our share of these debt obligations are discussed above under Cash Requirements.

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

W. P. Carey 9/30/2013 10-Q — 55

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

W. P. Carey 9/30/2013 10-Q — 56

FFO and AFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Real Estate Ownership
Net income from real estate ownership attributable to W. P. Carey	$13,695	$1,927	$73,494	$39,388
Adjustments:
Depreciation and amortization of real property	30,483	5,510	90,340	17,330
Impairment charges	1,416	5,534	6,366	12,262
Gain on sale of real estate, net	(239)	(59)	(289)	(1,564)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	2,365	707	8,676	2,335
Loss (gain) on sale of real estate, net	-	181	(19,461)	(15,234)
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(4,252)	(400)	(12,766)	(1,268)
Total adjustments	29,773	11,473	72,866	13,861
FFO (as defined by NAREIT) - Real Estate Ownership	43,468	13,400	146,360	53,249
Adjustments:
Gain on change in control of interests	-	(20,794)	-	(20,794)
Gain on extinguishment of debt	(143)	-	(210)	-
Other gains, net	(32)	-	(302)	-
Other depreciation, amortization and non-cash charges	(707)	(130)	(422)	(106)
Stock-based compensation	259	-	1,344	-
Deferred tax expense	(732)	(917)	(1,778)	(2,101)
Acquisition expenses (a)	1,076	-	3,985	-
Realized losses on foreign currency, derivatives and other (b)	67	115	221	657
Amortization of deferred financing costs	713	509	1,773	1,375
Straight-line and other rent adjustments	(1,930)	(200)	(6,376)	(2,198)
Above- and below-market rent intangible lease amortization, net (b)	7,330	51	21,823	162
Merger expenses (c)	2,463	35,570	2,792	40,289
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at AFFO:
Other depreciation, amortization and non-cash charges	114	-	483	-
Straight-line and other rent adjustments	(80)	(22)	(434)	(801)
Above- and below-market rent intangible lease amortization, net	272	(3)	814	(3)
AFFO adjustments to equity earnings from equity investments	10,961	10,650	30,928	25,263
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	(1,470)	(141)	(4,114)	(186)
Total adjustments	18,161	24,688	50,527	41,557
AFFO - Real Estate Ownership	$61,629	$38,088	$196,887	$94,806

Investment Management
Net income from investment management attributable to W. P. Carey	$4,811	$661	$2,360	$7,266
FFO (as defined by NAREIT) - Investment Management	$4,811	$661	$2,360	$7,266
Adjustments:
Other depreciation, amortization and non-cash charges	264	247	779	735
Stock-based compensation	7,594	9,805	24,087	19,560
Deferred tax expense	(3,550)	(15,207)	(9,112)	(21,430)
Realized (gains) losses on foreign currency (b)	(7)	17	(3)	(6)
Amortization of deferred financing costs	404	308	1,040	879
Total adjustments	4,705	(4,830)	16,791	(262)
AFFO - Investment Management	$9,516	$(4,169)	$19,151	$7,004
Total Company
FFO - as defined by NAREIT	$48,279	$14,061	$148,720	$60,515
AFFO	$71,145	$33,919	$216,038	$101,810

W. P. Carey 9/30/2013 10-Q — 57

__________

(a)         Prior to the second quarter of 2013, this amount was insignificant and therefore not included in the AFFO calculation.

(b)         These adjustments are significant and recurring subsequent to the CPA®:15 Merger and were not included in the AFFO calculation for the three and nine months ended September 30, 2012.

(c)          The three and nine months ended September 30, 2012 include current income tax expense of $9.6 million related to the cancellation of CPA®:15 shares held by us upon the CPA®:15 Merger.

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable-rate debt service obligations of the loan to a fixed rate or limit the underlying interest rate from exceeding a specified strike rate, respectively. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At September 30, 2013, we estimate that the net fair value of our interest rate swaps and caps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $15.0 million.

W. P. Carey 9/30/2013 10-Q — 58

At September 30, 2013, a significant portion (approximately 87%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The effective annual interest rates on our fixed-rate debt at September 30, 2013 ranged from 2.7% to 10.0%. The annual interest rates on our variable-rate debt at September 30, 2013 ranged from 1.2% to 7.6%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at September 30, 2013 (in thousands):

	2013 (Remainder)	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed-rate debt (a)	$10,003	$288,587	$228,961	$81,501	$117,587	$583,760	$1,310,399	$1,283,800
Variable-rate debt (a)	$3,326	$605,703	$11,012	$7,114	$9,634	$241,076	$877,865	$872,569

__________

(a)         Amounts are based on the exchange rate at September 30, 2013, as applicable.

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or that has been subject to interest rate caps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at September 30, 2013 by an aggregate increase of $65.1 million or an aggregate decrease of $64.0 million, respectively. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at September 30, 2013 would increase or decrease by $5.1 million for each respective 1% change in annual interest rates. As more fully described under Financial Condition — Summary of Financing in Item 2 above, a portion of the debt classified as variable-rate debt in the tables above bore interest at fixed rates at September 30, 2013 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. Such debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own investments in the European Union and Asia and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing our debt service obligation on an investment in the same currency as the tenant’s rental obligation to us. This reduces our overall exposure to the net cash flow from that investment. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of various foreign currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the nine months ended September 30, 2013, we recognized realized foreign currency transaction losses of less than $0.1 million and unrealized foreign currency transaction gains of $0.9 million. These losses and gains are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the euro on accrued interest receivable on notes receivable from consolidated subsidiaries.

We enter into foreign currency forward contracts to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. The net estimated fair value of our foreign currency forward contracts, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a liability position of $4.8 million at September 30, 2013. We obtain non-recourse mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of September 30, 2013, for the remainder of 2013, each of the next four years following December 31, 2013, and thereafter are as follows (in thousands):

Lease Revenues (a)	2013 (Remainder)	2014	2015	2016	2017	Thereafter	Total
Euro	$24,645	$98,334	$84,838	$70,796	$61,738	$466,750	$807,101
British pound sterling	1,515	5,980	5,980	5,980	5,980	78,546	103,981
	$26,160	$104,314	$90,818	$76,776	$67,718	$545,296	$911,082

W. P. Carey 9/30/2013 10-Q — 59

Scheduled debt service payments (principal and interest) for mortgage notes payable for our consolidated foreign operations as of September 30, 2013 for the remainder of 2013, each of the next four years following December 31, 2013, and thereafter are as follows (in thousands):

Debt Service (a) (b)	2013 (Remainder)	2014	2015	2016	2017	Thereafter	Total
Euro (c)	$12,408	$217,840	$184,201	$28,358	$14,017	$227,000	$683,824
British pound sterling (d)	188	823	11,048	-	-	-	12,059
	$12,596	$218,663	$195,249	$28,358	$14,017	$227,000	$695,883

__________

(a)         Amounts are based on the applicable exchange rates at September 30, 2013. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)         Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at September 30, 2013.

(c)          We estimate that for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected property-level cash flow at September 30, 2013 of $1.2 million.

(d)         We estimate that for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected property-level cash flow at September 30, 2013 of $0.9 million.

As a result of scheduled balloon payments on our international non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2014 and 2015. In 2014 and 2015, balloon payments totaling $172.8 million and $95.1 million, respectively, are due on several non-recourse mortgage loans that are collateralized by properties that we own with affiliates. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If that has not occurred, we would expect to use our cash resources, including unused capacity on our Revolver, to make these payments, if necessary.

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2013, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2013 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

W. P. Carey 9/30/2013 10-Q — 60

PART II

Item 1A. Risk Factors.

There have not been any material changes to the information previously disclosed in “Part I, Item 1A. Risk Factors” which appears in our 2012 Annual Report, except as follows:

Our business, results of operations, financial condition and ability to pay distributions at the current rate could be materially adversely affected by various risks and uncertainties, including the conditions below. These risk factors may have affected, and in the future could affect, our actual operating and financial results and could cause such results to differ materially from our expectations as expressed in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically, and we cannot assure you that the factors described below list all risks that may become material to us at any later time.

The pendency of the Proposed Merger could adversely affect our business and operations.

Between the date that the merger agreement was signed and the date that the Proposed Merger is consummated, our tenants may delay or defer certain business decisions, such as whether or not to renew a lease, which could negatively impact our revenues, earnings, cash flows and expenses, regardless of whether or not the Proposed Merger is completed. In addition, due to operating covenants in the merger agreement, we may be unable, during the pendency of the Proposed Merger, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if such actions would prove beneficial.

Failure to complete the Proposed Merger could negatively affect us.

It is possible that the Proposed Merger may not be completed. The parties’ respective obligations to complete the Proposed Merger are subject to the satisfaction or waiver of specified conditions, some of which are beyond the control of CPA®:16 – Global and us. If the Proposed Merger is not completed, we may be subject to a number of material risks, including the following:

•                  we will have incurred substantial costs and expenses related to the Proposed Merger, such as legal, accounting and financial advisor fees, which will be payable by us even if the Proposed Merger is not completed, and are only subject to reimbursement under certain limited circumstances; and

•                  we may be required to pay Global’s out-of-pocket expenses incurred in connection with the Proposed Merger if the merger agreement is terminated under certain circumstances.

W. P. Carey 9/30/2013 10-Q — 61

Item 6. Exhibits.

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description

10.1

Agreement and Plan of Merger dated as of July 25, 2013, by and between Corporate Property Associates 16 – Global Incorporated, W. P. Carey Inc., WPC REIT Merger Sub Inc., and, for the limited purposes set forth therein, Carey Asset Management Corp., W. P. Carey & Co. B.V. and CPA 16 LLC. (Incorporated by reference to Current Report on Form 8-K (File No. 333-18511) filed July 25, 2013)

10.2

Term Loan Credit Agreement, dated as of July 31, 2013, among W. P. Carey Inc. and Certain of its Subsidiaries identified therein as Borrowers, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent and the Lenders party thereto (Incorporated by reference to Current Report on Form 8-K (File No. 333-18511) filed August 5, 2013)

18.1	Preferability letter of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from W. P. Carey Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2013 and the year ended December 31, 2012, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2013 10-Q — 62

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.
Date: November 5, 2013
	By:	/s/ Catherine D. Rice
Catherine D. Rice
Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2013
	By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 9/30/2013 10-Q — 63

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description

10.1

Agreement and Plan of Merger dated as of July 25, 2013, by and between Corporate Property Associates 16 – Global Incorporated, W. P. Carey Inc., WPC REIT Merger Sub Inc., and, for the limited purposes set forth therein, Carey Asset Management Corp., W. P. Carey & Co. B.V. and CPA 16 LLC. (Incorporated by reference to Current Report on Form 8-K (File No. 333-18511) filed July 25, 2013)

10.2

Term Loan Credit Agreement, dated as of July 31, 2013, among W. P. Carey Inc. and Certain of its Subsidiaries identified therein as Borrowers, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent and the Lenders party thereto (Incorporated by reference to Current Report on Form 8-K (File No. 333-18511) filed August 5, 2013)

18.1	Preferability letter of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from W. P. Carey Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2013 and the year ended December 31, 2012, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.