Form 10-K
period 2013-12-31
W. P. Carey Inc.
filed 2014-03-03
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of last business day of the registrant’s most recently completed second fiscal quarter: $4.6 billion.
As of February 21, 2014 there were 98,990,247 shares of Common Stock of registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements
This Annual Report on Form 10-K, or the Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors of this Report. Except as may be required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.
All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part II, Item 8, Financial Statements and Supplementary Data.

W. P. Carey 2013 10-K – 1

PART I

Item 1. Business.

General Development of Business

Overview

W. P. Carey Inc., or W. P. Carey, is, together with its consolidated subsidiaries and predecessors, a leading global owner and manager of commercial properties net leased to companies on a long-term basis. In addition, we act as an advisor to a series of income-oriented non-traded real estate investment trusts, or REITs, through our investment management business. We own and manage a diversified global investment portfolio of 1,021 properties located in 21 countries. Our owned and managed diversified global investment portfolio had a combined enterprise value of more than $15.0 billion at December 31, 2013. Our properties are generally industrial, warehouse/distribution, office or retail facilities which are essential to our corporate tenants’ operations and are triple-net leased to single tenants. Our leases typically require our tenants to pay substantially all of the costs associated with operating and maintaining the property. Our corporate tenants operate in a wide variety of business sectors.

Since 1979, we have sponsored a series of seventeen income-generating investment programs that invest primarily in commercial properties net leased to single tenants, under the Corporate Property Associates, or CPA®, brand name. We are currently the advisor to Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global, and Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global, and together, the CPA® REITs, as well as Carey Watermark Investors Incorporated, or CWI, which invests in lodging and lodging-related properties.

Originally founded in 1973, we reorganized as a REIT in September 2012 in connection with our merger with Corporate Property Associates 15 Incorporated, or CPA®:15. We refer to these transactions as the REIT Conversion and the CPA®:15 Merger, respectively. Our shares of common stock are listed on the New York Stock Exchange under the symbol “WPC.”

On July 25, 2013, we entered into a merger agreement with Corporate Property Associates 16 – Global Incorporated, or CPA®:16 – Global, which we refer to as the CPA®:16 Merger. The CPA®:16 Merger was approved by both the CPA®:16 – Global stockholders and our stockholders on January 24, 2014 and it was completed on January 31, 2014.

Headquartered in New York, we have offices in Dallas, London, Amsterdam, Hong Kong and Shanghai. At December 31, 2013, we employed 251 individuals.

Financial Information About Segments

Our business operates in two segments – Real Estate Ownership and Investment Management, as described below.

Narrative Description of Business

Business Objectives and Strategy

Our primary business objective is to increase stockholder value and earnings, which will allow us to maintain or increase our dividend by actively managing our assets and through the profitable growth of our owned real estate portfolio and our investment management operations.

Our investment strategy primarily focuses on owning and actively managing a diverse portfolio of commercial real estate that is net leased to credit-worthy companies globally. We believe that many companies prefer to lease, rather than own, their corporate real estate. We structure long-term financing for our corporate tenants in the form of sale-leaseback transactions. Typically, we acquire a company’s essential real estate and then lease it back to them on a long-term basis. Our tenants are generally responsible for the ongoing operating costs of real estate ownership, including the real estate taxes, insurance, and maintenance of the facilities. Our leases generally have ten to 20-year terms and include a base rent with scheduled rent increases that are either fixed or tied to an inflation index. Properties subject to long-term net leases typically produce a more predictable income stream and require less capital than other types of real estate investments.

We actively manage our real estate portfolio to mitigate risk with respect to fluctuations in tenant credit quality and probability of lease renewal. We believe that diversification with respect to property type, geography and tenant are an important component of portfolio management. We own and manage a variety of property types, including office, industrial, warehouse/

W. P. Carey 2013 10-K – 2

distribution, and retail properties, throughout the United States, or the U.S., and in countries in Europe and Asia, leased to tenants in a variety of industries. See Our Portfolio below for more information on the characteristics of our properties.

In addition to managing our own real estate portfolio, we currently act as the advisor to CPA®:17 – Global, CPA®:18 – Global, and CWI, or collectively with CPA®:16 – Global, the Managed REITs (Note 4). We invest their funds and manage their assets. We generate fee revenue from our advisory agreements with the Managed REITs. We also own shares of the Managed REITs and co-invest in properties with them. We began the CPA® REIT program in 1979 and, through January 31, 2014, have raised and invested over $7.5 billion of equity capital in 18 separate CPA® REIT programs since that time. Historically, our investment management business has been our primary source of equity capital.

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

Real Estate Ownership

We own and invest in commercial properties primarily in the U.S. and Europe that are then leased to companies, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property (Note 18). We earn revenues or equity income from:

•	Our wholly-owned real estate investments;

•	Our co-owned real estate investments;

•	Our investments in the shares of the Managed REITs; and

•	Our participation in the cash flows of the Managed REITs.

Investment Management

We earn revenue as the advisor to the Managed REITs. Under the advisory agreements with the Managed REITs, we perform various services, including but not limited to the day-to-day management of the Managed REITs and transaction-related services, for which we earn revenues as follows:

•	We structure and negotiate investments and debt placement transactions for the Managed REITs, for which we earn structuring revenue;

•	We manage the portfolios of the Managed REITs’ real estate investments, for which we earn asset-based management revenue;

•
The Managed REITs reimburse us for certain costs that we incur on their behalf while we are raising funds for their public offerings, consisting primarily of broker-dealer commissions, marketing costs, and certain personnel and overhead costs;

•	We earn dealer manager fees in connection with the public offerings of the Managed REITs; and

•	We may also earn incentive and disposition revenue and receive other compensation in connection with providing liquidity alternatives to the Managed REITs’ stockholders.

From time to time, we explore alternatives for expanding our investment management operations beyond advising the existing Managed REITs. Any such expansion could involve the purchase of properties or other investments as principal, either for our owned portfolio or with the intention of transferring such investments to a newly-created fund, as well as the sponsorship of one or more funds to make investments other than primarily net-lease investments, like CWI.

Investment Strategies

In analyzing potential investments, we review various aspects of a transaction, including tenant and real estate fundamentals, to determine whether a potential investment and lease will satisfy our investment criteria. In evaluating net-lease transactions, we generally consider, among other things, the following aspects of each transaction:

Tenant/Borrower Evaluation — We evaluate each potential tenant or borrower for its creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history, and capital structure, as well as other factors that may be relevant to a particular investment. We seek opportunities in which we believe the tenant may have a

W. P. Carey 2013 10-K – 3

stable or improving credit profile or credit potential that has not been fully recognized by the market. Whether a prospective tenant or borrower is creditworthy is evaluated by our investment department and the investment committee, as described below. Creditworthy does not mean “investment grade,” as defined by the credit rating agencies.

Real Estate Evaluation — We review and evaluate the physical condition of the property and the market in which it is located. We consider a variety of factors, including current market rents, replacement cost, residual valuation, property operating history, demographic characteristics of the location and accessibility, competitive properties, and suitability for re-leasing. We perform third party environmental and engineering reports and market studies, if needed. We will also consider factors particular to the laws of foreign countries, in addition to the risks normally associated with real property investments, when considering an investment outside the U.S.

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

Diversification — We attempt to diversify our owned and managed portfolios to avoid dependence on any one particular tenant, borrower, collateral type, geographic location or tenant/borrower industry. By diversifying these portfolios, we seek to reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region. While we have not endeavored to maintain any particular standard of diversity in our owned portfolio, we believe that our owned portfolio is reasonably well diversified.

Lease Terms — Generally, the net leased properties in which we invest will be leased on a full recourse basis to the tenants or their affiliates. In addition, we seek to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied generally to increases in indices such as the Consumer Price Index, or CPI, or other similar index in the jurisdiction in which the property is located, but may contain caps or other limitations, either on an annual or overall basis. In the case of retail stores and hotels, the lease may provide for participation in gross revenues of the tenant at the property above a stated level, or percentage rent. Alternatively, a lease may provide for mandated rental increases on specific dates.

Transaction Provisions to Enhance and Protect Value — We attempt to include provisions in the leases that we believe may help protect an investment from changes in the operating and financial characteristics of a tenant that may affect its ability to satisfy its obligations or reduce the value of the investment. Such provisions include requiring our consent to specified tenant activity, requiring the tenant to provide indemnification protections, requiring the tenant to provide security deposits, and requiring the tenant to satisfy specific operating tests. We may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guaranty of obligations from the tenant’s corporate parent or other entity or through a letter of credit. This credit enhancement, if obtained, provides additional financial security. However, in markets where competition for net lease transactions is strong, some or all of these provisions may be difficult to negotiate. In addition, in some circumstances, tenants may retain the right to repurchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price and the fair market value of the property at the time the option is exercised.

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

Investment Committee — We have an independent investment committee that provides services to us and to the CPA® REITs. Our investment department, under the oversight of our chief investment officer, is primarily responsible for evaluating, negotiating and structuring potential investment opportunities. The investment committee is not directly involved in originating or negotiating potential investments, but instead functions as a separate and final step in the investment process. We place special emphasis on having experienced individuals serve on our investment committee. The investment committee retains the authority to identify other categories of transactions that may be entered into without its prior approval. The investment committee may delegate its authority, such as to investment advisory committees with specialized expertise in the particular geographic market. However, we do not currently expect that the investments delegated to these advisory committees will account for a significant portion of the investments we make in the near term.

W. P. Carey 2013 10-K – 4

Financing Strategies

We seek to maintain a conservative capital structure that enhances equity returns, maintains financial flexibility and enables us to effectively match fund our assets and liabilities. Historically, we have entered into mortgage financings collateralized by individual property assets to finance our business. In an effort to access a wider range of capital sources, we recently received investment grade ratings from both Moody’s Investors Service and Standard & Poor’s Ratings Services. These ratings are predicated on reducing our reliance on secured debt and increasing the level of unencumbered assets on our balance sheet by paying off individual mortgage loans as they mature in the near-term. In January 2014, we recast our unsecured line of credit and increased the amounts available to borrow compared to the prior facility, subject to certain covenants (Note 20). In addition to funding our working capital needs, this increased line of credit capacity will assist us in transitioning to becoming an unsecured borrower by enhancing our ability to repay a portion of our mortgage debt. Going forward, we expect to have access to a wider variety of capital sources, including the public debt and equity markets.

Asset Management

We believe that effective management of our assets is essential to maintain and enhance property values. Important aspects of asset management include entering into new or modified transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, and selling properties.

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

Our Portfolio

At December 31, 2013, our portfolio had the following characteristics:

•	Number of properties – 418 net-leased properties and two self-storage properties;

•	Total square footage – 39.5 million square feet; and

•	Occupancy rate – approximately 98.9%.

W. P. Carey 2013 10-K – 5

Geographic Diversification

Information regarding the geographic diversification of our net-leased properties at December 31, 2013 is set forth below (dollars in thousands and are based on annualized contractual minimum base rent for the fourth quarter of 2013):

	Consolidated Investments		Equity Investments in Real Estate
Region	Annualized Contractual Minimum Base Rent	% of Annualized Contractual Minimum Base Rent	Pro Rata Annualized Contractual Minimum Base Rent	% of Pro Rata Annualized Contractual Minimum Base Rent
Top Five Domestic States:
California	$32,957	10%	$3,981	11%
Texas	27,269	8%	—	—%
Illinois	16,720	5%	610	2%
Florida	16,140	5%	—	—%
Georgia	14,519	4%	115	—%
Other	131,058	37%	8,185	22%
Total U.S.	238,663	69%	12,891	35%
Top Five International Countries:
France	30,609	9%	—	—%
Finland	23,012	7%	—	—%
Germany	20,492	6%	21,808	59%
Poland	18,596	5%	—	—%
United Kingdom	6,109	2%	—	—%
Other	7,602	2%	2,525	6%
Total International	106,420	31%	24,333	65%
Total	$345,083	100%	$37,224	100%

Property Diversification

Information regarding the diversification of our net-leased properties at December 31, 2013 is set forth below (dollars in thousands and are based on annualized contractual minimum base rent for the fourth quarter of 2013):

	Consolidated Investments		Equity Investments in Real Estate
Property Type	Annualized Contractual Minimum Base Rent	% of Annualized Contractual Minimum Base Rent	Pro Rata Annualized Contractual Minimum Base Rent	% of Pro Rata Annualized Contractual Minimum Base Rent
Office	$110,023	32%	$8,622	23%
Industrial	63,639	18%	7,550	20%
Warehouse/Distribution	53,757	16%	5,836	16%
Retail	46,200	13%	15,216	41%
Other	71,464	21%	—	—%
Total	$345,083	100%	$37,224	100%

Tenant/Lease Information

At December 31, 2013, our tenants/leases have the following characteristics:

•	Number of tenants – 128;

•	Investment-grade tenants – 31%;

•	Average remaining lease term – 8.1 years;

•	91% of our leases have rent adjustments as follows:

◦	CPI and similar – 67%

◦	fixed – 24%

W. P. Carey 2013 10-K – 6

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

Financial Information About Geographic Areas

See Our Portfolio above and Note 18 for financial information pertaining to our geographic operations.

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

Item 1A. Risk Factors.

Risks Related to Our Business

Adverse changes in general economic conditions can adversely affect our business.

Our success is dependent upon economic conditions in the U.S. generally, and in the international geographic areas in which a substantial number of our investments are located. Adverse changes in national economic conditions or in the economic conditions of the regions in which we conduct substantial business likely would have an adverse effect on real estate values and, accordingly, our financial performance, the market prices of our securities and our ability to pay dividends.

W. P. Carey 2013 10-K – 7

Changes in investor preferences or market conditions could limit our ability to raise funds or make new investments.

The majority of our and the CPA® REITs’ current investments, as well as the majority of the investments that we expect to originate for the CPA® REITs in the near term, are investments in single-tenant commercial properties that are subject to triple-net leases. In addition, we have relied predominantly on raising funds from individual investors through the sale by participating selected dealers to their customers of publicly-registered, non-traded securities of the Managed REITs. Although we have increased the number of broker-dealers we use for fundraising, the majority of our fundraising efforts are through three major selected dealers. If, as a result of changes in market receptivity to investments that are not readily liquid and involve high selected dealer fees, or for other reasons, this capital raising method were to become less available as a source of capital, our ability to raise funds for the Managed REIT programs, and consequently our ability to make investments on their behalf, could be adversely affected. While we are not limited to this particular method of raising funds for investment (and, among other things, the Managed REITs may themselves be able to borrow additional funds to invest), our experience with other means of raising capital is limited. Also, many factors, including changes in tax laws or accounting rules, may make these types of investments less attractive to potential sellers and lessees, which could negatively affect our ability to increase the amount of assets of this type under management.

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

Within the next five years, approximately 28% of our leases, based on annualized contractual minimum base rent, are due to expire. If these leases are not renewed, or if the properties cannot be re-leased on terms that yield payments comparable to those currently being received, then our lease revenues could be substantially adversely affected. The terms of any new or renewed leases of these properties may depend on market conditions prevailing at the time of lease expiration. In addition, if properties are vacated by the current tenants, we may incur substantial costs in attempting to re-lease such properties. We may also seek to sell these properties, in which event we may incur losses, depending upon market conditions prevailing at the time of sale.

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

There may be competition among us and the Managed REITs for business opportunities.

We currently manage, and may in the future manage, REITs and other entities that have investment and/or rate of return objectives similar to our own. Those entities may be in competition with us with respect to properties, potential purchasers, sellers and lessees of properties and mortgage financing for properties. We have agreed to implement certain procedures to help manage any perceived or actual conflicts among us and the Managed REITs, including:

•	allocating funds based on numerous factors, including cash available, diversification / concentration, transaction size, tax, leverage and fund life;

•	all “split transactions” are subject to the approval of the independent directors of the CPA® REITs;

W. P. Carey 2013 10-K – 8

•	investment allocations are reviewed as part of the annual advisory contract renewal process of each managed entity; and

•	quarterly review of all of our investment activities and the investment activities of the CPA® REITs by the independent directors of the CPA® REITs.

We are not required to meet any diversification standards; therefore, our investments may become subject to concentration of risk.

Subject to our intention to maintain our qualification as a REIT, there are no limitations on the number or value of particular types of investments that we may make. We are not required to meet any diversification standards, including geographic diversification standards. Therefore, our investments may become concentrated in type or geographic location, which could subject us to significant concentration of risk with potentially adverse effects on our investment objectives.

Because we invest in properties located outside the U.S., we are exposed to additional risks.

We have invested in and may continue to invest in properties located outside the U.S. At December 31, 2013, on a combined basis with CPA®:16 – Global our directly-owned real estate properties located outside of the U.S. represented 33% of current annualized contractual minimum base rent. These investments may be affected by factors particular to the laws of the jurisdiction in which the property is located. These investments may expose us to risks that are different from and in addition to those commonly found in the U.S., including:

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

In addition, the lack of publicly available information in certain jurisdictions in accordance with accounting principles generally accepted in the U.S., or GAAP, could impair our ability to analyze transactions and may cause us to forego an investment opportunity for ourselves or the CPA® REITs. It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet our and the CPA® REITs’ reporting obligations to financial institutions or governmental or regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries. Our expertise to date is primarily in the U.S. and Europe, and we have less experience in other international markets. We may not be as familiar with the potential risks to our and the CPA® REITs’ investments outside the U.S. and Europe and we could incur losses as a result.

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

W. P. Carey 2013 10-K – 9

stronger U.S. dollar relative to foreign currencies; that is, absent other considerations, a weaker U.S. dollar will tend to increase both our revenues and our expenses, while a stronger U.S. dollar will tend to reduce both our revenues and our expenses.

Our participation in joint ventures creates additional risk.

We have in the past participated, and may in the future participate, in joint ventures to purchase assets jointly with the Managed REITs and may do so as well with third parties. There are additional risks involved in joint venture transactions. As a co-investor in a joint venture, we may not be in a position to exercise sole decision-making authority relating to the property, joint venture or other entity. In addition, there is the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposure to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly-owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that members of our board may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

Our property portfolio has a high concentration of properties in Germany, making us more vulnerable economically to an economic downturn.

Following the consummation of the CPA®:16 Merger, over 12% of total rental revenue will come from properties in Germany. As a result, we may be particularly subject to risks inherent in Germany. A downturn in the commercial real estate industry generally could significantly adversely affect the value of our properties. An economic downturn in Germany could particularly negatively affect lessees’ ability to make lease payments to us and our ability to make distributions to its stockholders.

If we recognize substantial impairment charges on our properties or investments, our net income may be reduced.

On a combined basis, we and CPA®:16 – Global recognized impairment charges totaling $57.4 million for the year ended December 31, 2013, including $15.4 million recognized on the special member interest in CPA®:16 – Global’s operating partnership. In the future, we may incur substantial impairment charges, which we are required to recognize: whenever we sell a property for less than its carrying value or we determine that the carrying amount of the property is not recoverable and exceeds its fair value; for direct financing leases, whenever the unguaranteed residual value of the underlying property has declined; or, for equity investments, whenever the estimated fair value of the investment’s underlying net assets in comparison with the carrying value of our interest in the investment has declined on an other-than-temporary basis. By their nature, the timing or extent of impairment charges are not predictable. We may incur non-cash impairment charges in the future, which may reduce our net income.

Because we use debt to finance investments, our cash flow could be adversely affected.

Historically, most of our investments have been made by borrowing a portion of the total investment and securing the loan with a mortgage on the property. We generally borrow on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. Additionally, lenders for our international mortgage loan transactions typically incorporate various covenants and other provisions that can cause a technical loan default, including a loan to value ratio, a debt service coverage ratio and a material adverse change in the borrower’s or tenant’s business. Accordingly, if the real estate value declines or the tenant defaults, the lender would have the right to foreclose on its security. If any of these events were to occur, it could cause us to lose part or all of our investment, which in turn could cause the value of our portfolio, and revenues available for distribution to our stockholders, to be reduced.

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

W. P. Carey 2013 10-K – 10

Our level of indebtedness increased upon the completion of the CPA®:16 Merger.

In connection with the CPA®:16 Merger, we assumed approximately $1.7 billion of CPA®:16 – Global’s indebtedness, a portion of which was repaid by the New Senior Credit Facility (Note 12). Prior to the consummation of the CPA®:16 Merger, as of December 31, 2013, we had consolidated indebtedness of $2.1 billion, equal to a leverage ratio (total debt less cash to earnings before interest, taxes, depreciation and amortization, or EBITDA) of 6.7. After giving effect to the CPA®:16 Merger, our consolidated indebtedness as of December 31, 2013 was approximately $3.8 billion, equal to a leverage ratio (total debt less cash to EBITDA) of approximately 7.7. As a result of this assumption of debt, we may be subject to an increased risk that our cash flow could be insufficient to meet required payments on our debt. Our increased indebtedness after the CPA®:16 Merger, compared to our level of indebtedness prior to the CPA®:16 Merger, could have important consequences to our stockholders, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;

•
requiring the use of a substantial portion of our cash flow from operations for the payment of principal and interest on its indebtedness, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures and general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in its business and its industry; and

•	putting us at a disadvantage compared to our competitors with comparatively less indebtedness

A downgrade in our credit ratings could materially adversely affect our business and financial condition.

We plan to manage our operations to maintain investment grade status with a capital structure consistent with our current profile, but there can be no assurance that we will be able to maintain our current credit ratings. Any downgrades in terms of ratings or outlook by any of the noted rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our financial condition, results of operations and liquidity.

We may not be able to generate sufficient cash flow to meet our existing or potential future debt service obligations.

Our ability to make payments on our existing or potential future indebtedness, including credit facilities or debt securities, and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash in the future. To a certain extent, our cash flow is subject to general economic, industry, financial, competitive, operating, legislative, regulatory and other factors, many of which are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us in an amount sufficient to enable us to pay amounts due on our existing or potential future indebtedness, or to fund our other liquidity needs. Additionally, if we incur additional indebtedness in connection with future acquisitions, development projects, or for any other purpose, our debt service obligations could increase.

We may need to refinance all or a portion of our indebtedness on or before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things (i) our financial condition and market conditions at the time, and (ii) restrictions in the agreements governing our indebtedness. As a result, we may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. If we do not generate sufficient cash flow from operations, and additional borrowings or refinancings or proceeds of asset sales or other sources of cash are not available to us, we may not have sufficient cash to enable us to meet all of our obligations or to fund dividends. Accordingly, if we cannot service our indebtedness, we may have to take actions such as seeking additional equity or debt financing or delaying capital expenditures or strategic acquisitions and alliances, any of which could have a material adverse effect on our operations. We cannot assure you that we will be able to effect any of these actions on commercially reasonable terms, or at all.

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

W. P. Carey 2013 10-K – 11

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

We are subject to all of the general risks associated with the ownership of real estate. While the revenues from our leases and those of the CPA® REITs are not directly dependent upon the value of the real estate owned, significant declines in real estate values could adversely affect us in many ways, including a decline in the residual values of properties at lease expiration; possible lease abandonments by tenants; a decline in the attractiveness of Managed REIT investments that may impede our ability to raise new funds for investment by the Managed REITs; and a decline in the attractiveness of triple-net lease transactions to potential sellers. We also face the risk that lease revenue will be insufficient to cover all corporate operating expenses and debt service payments on indebtedness we incur. General risks associated with the ownership of real estate include:

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

Most of our properties are occupied by a single tenant and, therefore, the success of our investments is materially dependent on the financial stability of our tenants. Revenues from several of our tenants/guarantors constitute a significant percentage of its lease revenues. On a combined basis with CPA®:16 – Global, the five largest tenants/guarantors represented approximately 26% of total lease revenues for 2013. Lease payment defaults by tenants negatively impact our net income and reduce the amounts available for distributions to stockholders. As some of our tenants may not have a recognized credit rating, these tenants may have a higher risk of lease defaults than if those tenants had a recognized credit rating. In addition, the bankruptcy or default of a tenant could cause the loss of lease payments as well as an increase in the costs incurred to carry the property until it can be re-leased or sold. We have had, and may have in the future, tenants file for bankruptcy protection. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting the investment and re-leasing the property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss.

W. P. Carey 2013 10-K – 12

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

W. P. Carey 2013 10-K – 13

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

Growth in revenue from our investment management operations is dependent in large part on future capital raising in existing or future managed entities, as well as on our ability to make investments that meet the investment criteria of these entities, both of which are subject to uncertainty with respect to capital market and real estate market conditions. This uncertainty creates volatility in our earnings because of the resulting fluctuation in transaction-based revenue. Asset management revenue may be affected by factors that include not only our ability to increase the Managed REITs’ portfolio of properties under management, but also changes in valuation of those properties, as well as sales of the Managed REIT properties. In addition, revenue from our investment management operations, including our ability to earn performance revenue, as well as the value of our holdings of the Managed REITs’ interests and dividend income from those interests, may be significantly affected by the results of operations of the Managed REITs. Each of the CPA® REITs has invested the majority of its assets (other than short-term investments) in triple-net leased properties substantially similar to those we hold, and consequently the results of operations of, and cash available for distribution by, each of the CPA® REITs are likely to be substantially affected by the same market conditions, and subject to the same risk factors, as the properties we own. In our history, four of the seventeen CPA® funds temporarily reduced the rate of distributions to their investors as a result of adverse developments involving tenants.

Each of the Managed REITs that we currently manage may incur significant debt, which either due to liquidity problems or restrictive covenants contained in their borrowing agreements could restrict their ability to pay revenue owed to us when due. In addition, the revenue payable under each of our current investment advisory agreements is subject to a variable annual cap based on a formula tied to the assets and income of that Managed REIT. This cap may limit the growth of our management revenue. Furthermore, our ability to earn revenue related to the disposition of properties is primarily tied to providing liquidity events for the Managed REIT investors. Our ability to provide such liquidity, and to do so under circumstances that will satisfy the applicable subordination requirements, will depend on market conditions at the relevant time, which may vary considerably over a period of years. In any case, liquidity events typically occur several years apart, and income from our investment management operations is likely to be significantly higher in those years in which such events occur.

Because the revenue streams from the advisory agreements with the Managed REITs are subject to limitation or cancelation, any such termination could have a material adverse effect on our business, results of operations and financial condition.

The advisory agreements under which we provide services to the Managed REITs are renewable annually and may generally be terminated by each Managed REIT upon 60 days’ notice, with or without cause. The advisory agreements with CPA®:18 – Global and CWI are currently scheduled to expire on September 30, 2014, unless otherwise renewed. CPA®:17 – Global’s advisory agreement is currently scheduled to expire on June 30, 2014, unless otherwise renewed. There can be no assurance that these agreements will not expire or be terminated. CPA®:17 – Global, CPA®:18 – Global and CWI all have the right, but not the obligation, upon certain terminations to repurchase our interests in their operating partnerships at fair market value. If such right is not exercised, we would remain as a limited partner of the respective operating partnerships. Nonetheless, any such termination would have a material adverse effect on our business, results of operations and financial condition.

W. P. Carey 2013 10-K – 14

A potential change in U.S. accounting standards regarding operating leases may make the leasing of facilities less attractive to our potential domestic tenants, which could reduce overall demand for our leasing services.

A lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is considered to be met if, among other things, the non-cancelable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In response to concerns caused by a 2005 SEC study that the current model does not have sufficient transparency, the Financial Accounting Standards Board, or FASB, and the International Accounting Standards Board, or IASB, issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. In May 2013, the Boards issued a revised exposure draft for public comment and the comment period ended in September 2013. In January 2014, the Boards began their redeliberations of the proposals included in the May 2013 Exposure Draft based on the comments received. As of the date of this Report, the proposed guidance has not yet been finalized. Changes to the accounting guidance could affect both our and the CPA® REITs’ accounting for leases as well as that of our and the CPA® REITs’ tenants. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize.

We depend on key personnel for our future success, and the loss of key personnel or inability to attract and retain personnel could harm our business.

Our future success depends in large part on our ability to hire and retain a sufficient number of qualified personnel. Our future success also depends upon the continued service of our executive officers: Trevor P. Bond, our President and Chief Executive Officer; Catherine D. Rice, our Chief Financial Officer; Thomas E. Zacharias, our Chief Operating Officer and the head of our Asset Management Department; John D. Miller, our Chief Investment Officer; and Mark Goldberg, President of Carey Financial, LLC. The loss of the services of any of these officers could have a material adverse effect on our operations.

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

Our charter contains 7.9% ownership limits. Our charter, subject to certain exceptions, authorizes our directors to take such actions as are necessary and desirable to limit any person to beneficial or constructive ownership of either (i) owning more than 7.9% in value or in number of shares, whichever is more restrictive, of the aggregate outstanding shares of our stock excluding any outstanding shares of our stock not treated as outstanding for federal income tax purposes or (ii) owning more than 7.9% in value or in number of shares, whichever is more restrictive, of our aggregate outstanding shares of common stock excluding any of our outstanding shares of common stock not treated as outstanding for federal income tax purposes. Our board of directors, in its sole discretion, may exempt a person from the ownership limits. However, our board of directors may not grant an exemption from the ownership limits to any person unless our board of directors obtains such representations, covenants and undertakings as our board of directors may deem appropriate in order to determine that granting the exemption would not result in losing our status as a REIT. Our board of directors may also increase or decrease the common stock ownership limit and/or the aggregate stock ownership limit so long as the change would not result in five or fewer persons beneficially owning more

W. P. Carey 2013 10-K – 15

than 49.9% in value of our outstanding stock. The ownership limits and the other restrictions on ownership of our stock contained in our charter may delay or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

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

Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock, including:

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

W. P. Carey 2013 10-K – 16

Future issuances of equity securities could dilute the interest of our stockholders.

Our future growth will depend, in part, upon our ability to raise additional capital. If we were to raise additional capital through the issuance of equity securities, we could dilute the interests of a significant number of our stockholders. In addition, we issued shares of our common stock to the former stockholders of both CPA®:15 and CPA®:16 – Global (excluding us and our subsidiaries) as merger consideration in the CPA®:15 Merger and CPA®:16 Merger, respectively. The interests of our stockholders could also be diluted by the issuance of shares of common stock upon the exercise of outstanding options or pursuant to stock incentive plans. Likewise, our board of directors is empowered under our charter from time to time to amend our charter to increase or decrease the aggregate number of shares of our stock or the number of shares of stock of any class or series that we have authority to issue, and from time to time to classify any unissued shares of common stock or preferred stock and to or reclassify any previously classified, but unissued, shares of common stock or preferred stock into one or more classes or series of stock and to issue such shares of stock so classified or reclassified, without stockholder approval. See the section below titled “Our board of directors may modify our authorized shares of stock of any class or series and may create and issue a class or series of common stock or preferred stock without stockholder approval.”

The price of our common stock may fluctuate.

Our current or historical share price may not be indicative of how the market will value shares of our common stock in the future. One of the factors that may influence the price of our common stock will be the yield from distributions on our common stock compared to yields on other financial instruments. If, for example, an increase in market interest rates results in higher yields on other financial instruments, the market price of our common stock could be adversely affected. In addition, our use of taxable REIT subsidiaries, or TRSs, may cause the market to value our common stock differently than the shares of other REITs, which may not use TRSs as extensively as we currently expect to do so. The market price of our common stock will also be affected by general market conditions and will be potentially affected by the economic and market perception of REIT securities.

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

W. P. Carey 2013 10-K – 17

Goodwill resulting from the consummation of our mergers may adversely affect our results of operations.

Potential impairment of goodwill resulting from the CPA®:15 Merger and CPA®:16 Merger could adversely affect our financial condition and results of operations. We assess our goodwill and other intangible assets for impairment annually and more frequently when required by GAAP. We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill or other intangible assets could indicate that an impairment of the carrying value of such assets may have occurred that could result in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings. We are also required to write off a portion of goodwill whenever we dispose of a property that constitutes a business under GAAP from a reporting unit with goodwill. We allocate a portion of the reporting unit’s goodwill to that business in determining the gain loss on the disposal of the business. The amount of goodwill allocated to the business is based on the relative fair value of the business for the reporting unit.

Following the consummation of the CPA®:16 Merger, our future results may suffer if we do not effectively manage our expanded operations.

Following the consummation of the CPA®:16 Merger, we may continue to expand our operations through additional acquisitions and other strategic transactions, some of which may involve complex challenges. Our future success will depend, in part, upon our ability to manage our expansion opportunities, integrate new operations into our existing business in an efficient and timely manner, successfully monitoring our operations, costs, regulatory compliance and service quality, and maintaining other necessary internal controls. There can be no assurance that our expansion or acquisition opportunities will be successful, or that we will realize our expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

Following the consummation of the CPA®:16 Merger, we cannot assure you that we will be able to continue paying dividends at the current rate.

While we expect to continue our current dividend practices following the consummation of the CPA®:16 Merger, our stockholders may not receive the same dividends following the consummation of the CPA®:16 Merger for various reasons, including the following:

•
as a result of the CPA®:16 Merger and the issuance of shares of our common stock in connection with the CPA®:16 Merger, the total amount of cash required for us to pay dividends at our current rate has increased;

•	we may not have enough cash to pay such dividends due to changes in our cash requirements, capital plans, cash flow or financial position;

•
decisions on whether, when and in which amounts to make any future distributions will remain at all times entirely at the discretion of our board of directors, which reserves the right to change our dividend practices at any time and for any reason; and

•
the amount of dividends that our subsidiaries may distribute to us may be subject to restrictions imposed by state law, restrictions that may be imposed by state regulators and restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur.

Risks Related to REIT Structure

While we believe that we are properly organized as a REIT in accordance with applicable law, we cannot guarantee that the IRS will find that we have qualified as a REIT.

We believe that we are organized in conformity with the requirements for qualification as a REIT under the Internal Revenue Code, or the Code, beginning with our 2012 taxable year , and that our current and anticipated investments and plan of operation will enable us to meet and continue to meet the requirements for qualification and taxation as a REIT under the Code. Investors should be aware, however, that the IRS or any court could take a position different from our own. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year.

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

W. P. Carey 2013 10-K – 18

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

Prior to the consummation of the REIT Conversion, we were not treated as a REIT for federal income tax purposes. Following the consummation of the REIT Conversion, we believe that we are organized in conformity with the requirements for qualification as a REIT under the Code beginning with our 2012 taxable year. In order to qualify as a REIT, we plan to hold our non-qualifying REIT assets and conduct our non-qualifying REIT income activities in or through one or more TRSs.

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

W. P. Carey 2013 10-K – 19

Because certain covenants in our debt instruments may limit our ability to make required REIT distributions, we could be subject to taxation.

Our existing debt instruments include, and our future debt instruments may include, covenants that limit our ability to make required REIT distributions. If the limits set forth in these covenants prevent us from satisfying our REIT distribution requirements, we could fail to qualify for federal income tax purposes as a REIT. If the limits set forth in these covenants do not jeopardize our qualification for taxation as a REIT but do nevertheless prevent us from distributing 100% of our REIT taxable income, we will be subject to federal corporate income tax, and potentially a nondeductible excise tax, on the retained amounts.

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

W. P. Carey 2013 10-K – 20

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

W. P. Carey 2013 10-K – 21

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

We will also be subject to a federal corporate level tax at the highest regular corporate rate (35% for year 2013) on all or a portion of the gain recognized from a sale of assets formerly held by any C-corporation that we acquire in a carry-over basis transaction occurring within a specified period (generally, ten years) after we acquire such assets, to the extent the built-in gain based on the fair market value of those assets on the effective date of the REIT election is in excess of our then tax basis. The tax on subsequently sold assets will be based on the fair market value and built-in gain of those assets as of the beginning of our holding period. Gains from a sale of an asset occurring after the specified period ends will not be subject to this corporate level tax. We expect to have only a de minimis amount of assets subject to these corporate tax rules and do not expect to dispose of any significant assets subject to these corporate tax rules.

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

Item 1B. Unresolved Staff Comments.

None.

W. P. Carey 2013 10-K – 22

Item 2. Properties.

Our principal corporate offices are located at 50 Rockefeller Plaza, New York, NY 10020, and our primary international investment offices are located in London and Amsterdam. We also have office space domestically in Dallas, Texas and internationally in Hong Kong and Shanghai. We lease all of these offices and believe these leases are suitable for our operations for the foreseeable future.

See Item 1, Business — Our Portfolio for a discussion of the properties we hold for rental operations and Part II, Item 8, Financial Statements and Supplemental Data — Schedule III — Real Estate and Accumulated Depreciation for a detailed listing of such properties.

Item 3. Legal Proceedings.

On December 31, 2013, Ira Gaines and entities affiliated with him commenced a purported class action (Ira Gaines, et al. v. Corporate Property Associates 16 – Global Incorporated, Index. No. 650001/2014, N.Y. Sup. Ct., N.Y. County) against us, our subsidiary WPC REIT Merger Sub Inc., CPA®:16 – Global, and the directors of CPA®:16 – Global. The complaint alleges (i) that the CPA®:16 Merger was unfair to CPA®:16 – Global stockholders, (ii) breaches of fiduciary duty by the individual defendants, all of whom are members of the board of directors of CPA®:16 – Global, (iii) that the entity defendants aided and abetted the directors in breaching their fiduciary duties, and (iv) that the Joint Proxy Statement/Prospectus relating to the CPA®:16 Merger, or the Joint Proxy Statement/Prospectus, contained inadequate disclosure about certain matters.

The complaint demands (i) that a class be certified and plaintiffs named as class representatives, (ii) supplemental disclosures to the Joint Proxy Statement/Prospectus, be issued, (iii) the CPA®:16 Merger be rescinded, (iv) damages be awarded, and (v) plaintiffs’ attorneys fees and other costs be reimbursed.

On January 10, 2014, the plaintiffs asked the court to issue a temporary restraining order enjoining the vote of the stockholders of CPA®:16 – Global pending the completion of expedited discovery and a preliminary injunction hearing. On January 13, 2014 after a hearing, the court denied the plaintiffs’ motion for a temporary restraining order enjoining the vote of CPA®:16 – Global’s stockholders.

We believe that these claims are without merit and are defending the case vigorously.

Various other claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

W. P. Carey 2013 10-K – 23

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock and Distributions

Our common stock is listed on the New York Stock Exchange under the ticker symbol “WPC.” At December 31, 2013 there were 8,955 holders of record of our common stock. The following table shows the high and low prices per share and quarterly cash distributions declared for the past two fiscal years:

	2013			2012
Period	High	Low	Cash Distributions Declared	High	Low	Cash Distributions Declared
First quarter	$68.99	$51.60	$0.820	$49.70	$41.28	$0.565
Second quarter	79.34	61.90	0.840	48.39	39.66	0.567
Third quarter	72.19	63.20	0.860	53.85	43.25	0.650
Fourth quarter (a)	67.84	59.75	0.980	54.70	45.94	0.660
 ____________

(a)	Cash distributions declared in the fourth quarter of 2013 include a special distribution of $0.110 per share paid in January 2014 to stockholders of record at December 31, 2013.

Our New Senior Credit Facility (as described in Item 7) contains covenants that restrict the amount of distributions that we can pay.

Stock Price Performance Graph

The graph below provides an indicator of cumulative total stockholder returns for our common stock for the period December 31, 2008 to December 31, 2013 compared with the S&P 500 Index and the FTSE NAREIT Equity REITs Index. The graph assumes a $100 investment on December 31, 2008, together with the reinvestment of all dividends.

W. P. Carey 2013 10-K – 24

	At December 31,
	2008	2009	2010	2011	2012	2013
W. P. Carey Inc. (a)	$100.00	$128.95	$156.15	$215.99	$289.33	$358.91
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19
FTSE NAREIT Equity REITs Index	100.00	127.99	163.78	177.36	209.39	214.56

___________

(a)
Prices in the tables above reflect the price of the Listed Shares of our predecessor through the date of the CPA®:15 Merger and the REIT Conversion (Note 3) and the price of our common stock thereafter.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Securities Authorized for Issuance Under Equity Compensation Plans

This information will be contained in our definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

W. P. Carey 2013 10-K – 25

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share data):

	Years Ended December 31,
	2013	2012	2011	2010	2009
Operating Data (a)
Revenues from continuing operations (b) (c)	$489,851	$352,361	$309,711	$246,105	$201,734
Income from continuing operations (b) (c)	93,985	87,514	153,041	83,870	58,615

Net income	132,165	62,779	139,138	74,951	70,568
Net (income) loss attributable to noncontrolling interests	(32,936)	(607)	1,864	314	713
Net income attributable to redeemable noncontrolling interests	(353)	(40)	(1,923)	(1,293)	(2,258)
Net income attributable to W. P. Carey	98,876	62,132	139,079	73,972	69,023
Basic Earnings Per Share:
Income from continuing operations attributable to W. P. Carey	1.22	1.83	3.78	2.09	1.44
Net income attributable to W. P. Carey	1.43	1.30	3.44	1.86	1.74

Diluted Earnings Per Share:
Income from continuing operations attributable to W. P. Carey	1.21	1.80	3.76	2.08	1.47
Net income attributable to W. P. Carey	1.41	1.28	3.42	1.86	1.74

Cash distributions declared per share (d)	3.50	2.44	2.19	2.03	2.30

Balance Sheet Data
Total assets	$4,678,950	$4,609,042	$1,462,623	$1,172,326	$1,093,336
Net investments in real estate (e)	3,333,654	3,241,199	1,217,931	946,975	884,460
Long-term obligations (f)	2,067,410	1,968,397	589,369	396,982	326,330
Other Information
Net cash provided by operating activities	$207,908	$80,643	$80,116	$86,417	$74,544
Cash distributions paid	220,395	113,867	85,814	92,591	78,618
Payments of mortgage principal (g)	391,764	54,964	25,327	14,324	9,534

_______________

(a)	Certain prior year amounts have been reclassified from continuing operations to discontinued operations.

(b)	The years ended December 31, 2013 and 2012 include the impact of the CPA®:15 Merger, which was completed on September 28, 2012 (Note 3).

(c)
The year ended December 31, 2011 includes $52.5 million of incentive, termination and subordinated disposition revenue recognized in connection with the merger between CPA®:16 – Global and Corporate Property Associates 14 Incorporated, or CPA®:14, in May 2011, referred to as the CPA®:14/16 Merger.

(d)
The year ended December 31, 2013 includes a special distribution of $0.11 per share paid in January 2014 to stockholders of record at December 31, 2013. The year ended December 31, 2009 includes a special distribution of $0.30 per share paid in January 2010 to shareholders of record at December 31, 2009.

(e)
Net investments in real estate consists of Net investments in properties, Net investments in direct financing leases, Equity investments in real estate and the Managed REITs, Real estate under construction and Assets held for sale, as applicable.

(f)
Represents non-recourse mortgages and note obligations. The year ended December 31, 2013 includes the $300.0 million unsecured term loan obtained in July 2013, or the Unsecured Term Loan, and the year ended December 31, 2012 includes the $175.0 million term loan facility, or the Term Loan Facility (Note 12), which was drawn down in full in connection with the CPA®:15 Merger (Note 3).

(g)	Represents scheduled mortgage principal payments.

W. P. Carey 2013 10-K – 26

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. The discussion also provides information about the financial results of the segments of our business to provide a better understanding of how these segments and their results affect our financial condition and results of operations.

Business Overview

We provide long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and manage a global investment portfolio of 1,021 properties, including our owned portfolio. Our business operates in two segments – Real Estate Ownership and Investment Management, as described below.

Real Estate Ownership – We own and invest in commercial properties in the U.S. and Europe that are then leased to companies, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. We earn lease revenues from our wholly-owned and co-owned real estate investments. In addition, we generate equity income through our investments in the shares of the Managed REITs and certain co-owned real estate investments that we do not control. In addition, through our ownership of special member interests in the operating partnerships of the Managed REITs, we participate in the cash flows of those REITs.

Investment Management – We earn revenue as the advisor to the Managed REITs. Under the advisory agreements with the Managed REITs, we perform various services, including but not limited to the day-to-day management of the Managed REITs and transaction-related services. We structure and negotiate investments and debt placement transactions for the Managed REITs, for which we earn structuring revenue, and we manage their portfolios of real estate investments, for which we earn asset-based management revenue. While we are raising funds for a Managed REIT, the REIT reimburses us for certain costs, primarily broker-dealer commissions paid on its behalf and marketing and personnel costs. We also earn dealer manager fees in connection with the initial public offerings of the Managed REITs.

2013 Economic Overview

In 2013, the economic recovery in the U.S. continued. While unemployment remained relatively high, the general business environment, the lending markets and the housing sector all improved. The CPI, which generally reflects changes in economic growth and inflation, increased 1.5% during 2013. This is a change from the negative growth, or recessionary conditions, experienced in 2009 and 2010. The slow but steady improvement in the economy caused the Federal Reserve to consider altering its current monetary policy and to slow or taper its acquisition of Treasury and other debt securities in anticipation of better economic conditions in coming quarters. This announcement in May 2013 resulted in a sharp increase in longer term interest rates, which in turn caused interest rate sensitive stocks, such as REITs, to decline. Despite this increase, both short- and long-term interest rates remain historically low. Commercial property yields, or capitalization rates, which typically react more slowly and tend to lag changes in interest rates, remained fairly steady throughout the course of the year. Competition for net-leased properties, particularly retail assets leased to investment grade tenants, remained strong despite the change in the cost of investment capital.

In Europe, the economic picture was more mixed. The northern European countries, where fiscal conditions are generally more stable, saw modest economic growth rates. However, many of the southern European countries – and those considered emerging economies, such as the eastern European countries – experienced very low growth or recessionary conditions. The harmonized index of consumer price, or HICP, increased 0.9% during 2013. In addition, the financial sector in Europe remains under stress and lending remains constrained. The euro has strengthened since the euro crisis in 2011 and the euro/dollar exchange rate was more stable in 2013. Capitalization rates in many European markets remain attractive, particularly relative to property assets with similar risk profiles in the U.S.

The impact of these economic conditions on us is discussed under Results of Operations below.

W. P. Carey 2013 10-K – 27

Significant Developments

Real Estate Ownership

Investment Transactions

During 2013, we acquired seven properties for a total of $347.1 million. Three of these properties are located in the U.S. and four are in Europe. One of these properties is a warehouse/distribution facility and the remaining six are office facilities. As part of our active asset management program, we sold 28 domestic properties and our interest in an equity investment in 2013 for total proceeds of $175.6 million. Properties sold in 2013 included two office facilities, two education facilities, a retail property, two industrial properties, two warehouse/distribution facilities, 19 self-storage properties and a hotel.

Financing Transactions

•	During 2013, we obtained $115.6 million of mortgage debt to finance our acquisitions and to refinance maturing mortgage debt.

•
In connection with the CPA®:16 Merger discussed below and to assist in our migration to becoming an unsecured borrower, we renegotiated the terms and increased the capacity of our unsecured line of credit from $625.0 million to $1.25 billion, which is comprised of a $1.0 billion revolving line of credit and a $250.0 million term loan. The revolving line of credit will mature in four years and the term loan will mature in two years. We completed this transaction in January 2014. As part of this transaction, we increased the size of our bank syndicate from ten to 14 lenders.

CPA®:16 Merger

On July 25, 2013, we and CPA®:16 – Global entered into a definitive agreement pursuant to which CPA®:16 – Global would merge with and into one of our wholly-owned subsidiaries, subject to the approval of our stockholders and the stockholders of CPA®:16 – Global. On January 24, 2014, our stockholders and the stockholders of CPA®:16 – Global approved the CPA®:16 Merger and we completed the CPA®:16 Merger on January 31, 2014 as described in Note 20.

Credit Ratings

In January 2014, we received an investment grade corporate rating of BBB with stable outlook from Standard & Poor’s Ratings Services and an investment grade issuer rating of Baa2 with stable outlook from Moody’s Investors Service.

Distributions

Our quarterly cash distributions totaled $3.18 per share in 2013. In addition, during the fourth quarter of 2013, we declared a quarterly distribution of $0.87 per share and a special distribution of $0.11 per share, which were paid on January 15, 2014 to stockholders of record on December 31, 2013. The special distribution was declared in order to maintain our REIT status, which requires that we distribute at least 90% of our REIT taxable income to our stockholders.

Investment Management

During 2013, we managed four active funds: CPA®:16 – Global, CPA®:17 – Global, CPA®:18 – Global and CWI.

Investment Transactions

•	On July 25, 2013, CPA®:16 – Global, which commenced operations in 2003, entered into a definitive merger agreement with us, which was completed on January 31, 2014 (Note 20).

•
We structured investments in 28 properties for a total of $513.4 million on behalf of CPA®:17 – Global. Approximately $352.4 million was invested in the U.S. and $161.0 million was invested in Europe. The 28 properties acquired consisted of: ten self-storage properties, five office facilities, seven retail facilities, two warehouse/distribution facilities, two industrial properties, one automotive dealership and one parcel of land.

•
We structured investments in nine properties for a total of $152.0 million on behalf of CPA®:18 – Global. Two of these investments are jointly-owned with CPA®:17 – Global. Approximately $80.7 million was invested in the U.S. and $71.3 million was invested in Europe. Of the nine properties acquired, five are retail facilities, one is an office facility and three are industrial facilities.

•	During 2013, we structured investments in 12 hotels located in the U.S. for a total of $758.1 million on behalf of CWI.

W. P. Carey 2013 10-K – 28

Financing Transactions

•	During 2013, we arranged mortgage financing totaling $16.0 million for CPA®:16 – Global, $314.6 million for CPA®:17 – Global, $85.1 million for CPA®:18 – Global and $474.0 million for CWI.

Investor Capital Inflows

•
CPA®:17 – Global, which completed fundraising in its follow-on offering in January 2013 with a total of over $2.9 billion raised since inception, continued to invest its offering proceeds during 2013, of which $359.5 million remained uninvested as of December 31, 2013.

•	CPA®:18 – Global commenced its initial public offering in May 2013 and through December 31, 2013 raised approximately $237.3 million.

•
CWI completed fundraising in September 2013 in its initial public offering, with a total of $575.8 million raised, of which $112.4 million remained uninvested at December 31, 2013. CWI’s follow-on offering commenced in December 2013.

Financial Highlights

Our results for the years ended December 31, 2013, 2012 and 2011 included the following significant items:

•	A $39.6 million gain on the sale of 19 self-storage properties during 2013, inclusive of amounts attributable to noncontrolling interests of $24.4 million;

•
A decrease in total General and administrative expenses of $2.8 million for the year ended December 31, 2013 as compared to 2012, primarily due to a decrease in offering costs related to the termination of the CPA®:17 – Global follow-on offering in January 2013, partially offset by an increase in acquisition fees paid to the subadvisor in the connection with the higher level of CWI’s acquisitions during the current year;

•
Increased lease revenue and property level contribution of $166.5 million and $96.5 million, respectively, for the year ended December 31, 2013 as compared to 2012, respectively, and $54.8 million and $31.2 million, respectively, for the year ended December 31, 2012 as compared to 2011, respectively, primarily due to revenue generated from the properties acquired in the CPA®:15 Merger on September 28, 2012;

•
A decrease in Asset management revenue of $18.5 million for the year ended December 31, 2013 as compared to 2012 and $7.5 million for the year ended December 31, 2012 as compared to 2011, as a result of the CPA®:15 Merger in September 2012, which reduced the asset base from which we earn Asset management revenue;

•	Costs incurred in connection with the CPA®:16 Merger of $5.0 million in 2013 and CPA®:15 Merger of $31.7 million in 2012;

•
Increases in cash distributions paid of $89.6 million for the year ended December 31, 2013 as compared to 2012 and $18.3 million for the year ended December 31, 2012 as compared to 2011, primarily due to distributions made on shares issued in connection with the CPA®:15 Merger in September 2012;

•	Issuance of 28,170,643 shares on September 28, 2012 to stockholders of CPA®:15 in connection with the CPA®:15 Merger; and

•	Revenues of $52.5 million earned in 2011 in connection with providing a liquidity event for CPA®:14 stockholders, through the CPA®:14/16 Merger, in May 2011.

W. P. Carey 2013 10-K – 29

(In thousands, except shares)

	Years Ended December 31,
	2013	2012	2011
Total revenues (excluding reimbursed costs from affiliates)	$416,279	$254,116	$244,882
Net income attributable to W. P. Carey	98,876	62,132	139,079

Cash distributions paid	220,395	113,867	85,814

Net cash provided by operating activities	207,908	80,643	80,116
Net cash (used in) provided by investing activities	(6,374)	126,466	(126,084)
Net cash (used in) provided by financing activities	(210,588)	(113,292)	10,502

Diluted weighted average shares outstanding	69,708,008	48,078,474	40,098,095

Supplemental financial measure:
Funds from operations – as adjusted (AFFO) (a)	294,151	180,631	188,853
___________

(a)
We consider the performance metrics listed above, including Funds from operations, as adjusted, or AFFO, a supplemental measure that is not defined by GAAP, or non-GAAP, to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

Total revenues and Net income attributable to W. P. Carey increased significantly in 2013 as compared to 2012, due to increases within our Real Estate Ownership segment. The growth in revenues and income was generated substantially from the properties we acquired in the CPA®:15 Merger in September 2012 (Note 3). These increases were partially offset by decreases in Total revenues and Net income in our Investment Management segment, primarily due to the CPA®:15 Merger, which reduced the asset base from which we earn asset management revenue.

Net cash provided by operating activities increased in 2013 as compared to the same period in 2012, primarily due to operating cash flow generated from the properties we acquired in the CPA®:15 Merger, which was partially offset by a decrease in cash received for providing asset-based management services to the Managed REITs because we no longer provided such services to CPA®:15 after the completion of the CPA®:15 Merger.

AFFO increased in 2013 as compared to 2012, primarily due to income generated from the properties we acquired in the CPA®:15 Merger, partially offset by the cessation of asset management revenue received from CPA®:15 after the CPA®:15 Merger was completed.

Results of Operations

We have two reportable segments – Real Estate Ownership and Investment Management. We evaluate our results of operations with a primary focus on increasing and enhancing the value, quality and amount of assets in our Real Estate Ownership segment as well as assets under management by our Investment Management segment. We focus our efforts on improving underperforming assets through re-leasing efforts, including negotiation of lease renewals, or selectively selling assets in order to increase value in our real estate portfolio. The ability to increase assets under management by structuring investments on behalf of the Managed REITs is affected, among other things, by the Managed REITs’ ability to raise capital and our ability to identify and enter into appropriate investments and financing.

W. P. Carey 2013 10-K – 30

Real Estate Ownership

The following tables present other operating data that management finds useful in evaluating results of operations:

	As of December 31,
	2013	2012	2011
Occupancy (a)	98.9%	98.7%	93.0%
Total net-leased properties (a)	418	423	157
Total operating properties (b)	2	22	22

	Years Ended December 31,
	2013	2012	2011
Financings (millions) (c)	415.6	198.8	469.8
New consolidated investments (millions) (d)	347.1	24.6	—
New equity investments (millions)	—	1.3	—
Average U.S. dollar/euro exchange rate (e)	1.3284	1.2861	1.3926
Increases in U.S. CPI (f)	1.5%	1.7%	3.0%
Increases in Germany CPI (f)	1.4%	2.0%	2.0%
Increases in France CPI (f)	0.7%	1.3%	2.5%
Increases in Finland CPI (f)	1.6%	2.4%	2.9%

____________

(a)	Amounts as of December 31, 2013 and 2012 reflect 305 properties acquired from CPA®:15 in the CPA®:15 Merger in September 2012 with a total fair value of approximately $1.8 billion (Note 3).

(b)
Operating properties were a consolidated investment, that was jointly-owned with an unrelated third-party and two employees, in 20 jointly-owned self-storage properties as well as a hotel and a wholly-owned self-storage property. We sold 19 of the jointly-owned self-storage properties and the hotel in the fourth quarter of 2013.

(c)
The year ended December 31, 2013 includes the $300.0 million Unsecured Term Loan and the year ended December 31, 2012 includes the $175.0 million Term Loan Facility obtained in connection with the CPA®:15 Merger (Note 3), each of which was repaid in full and terminated on January 31, 2014 when we entered into our New Senior Credit Facility. The year ended December 31, 2011 includes a $200.0 million increase in borrowing capacity obtained on our then-existing unsecured line of credit.

(d)	Amount for the year ended December 31, 2012 does not include our acquisition of a 52.63% ownership interest in Marcourt Investments Inc., or Marcourt, in connection with the CPA®:15 Merger.

(e)
The average conversion rate for the U.S. dollar in relation to the euro increased during the year ended December 31, 2013 as compared to 2012 and decreased during the year ended December 31, 2012 as compared to 2011, resulting in a positive impact on earnings in 2013 and a negative impact on earnings in 2012 from our euro-denominated investments.

(f)	Many of our lease agreements and those of the Managed REITs include contractual increases indexed to changes in the CPI or other similar index.

W. P. Carey 2013 10-K – 31

Below is a summary of comparative results of our Real Estate Ownership segment (in thousands):

	Years Ended December 31,
	2013	2012	Change	2012	2011	Change
Revenues
Lease revenues	$299,624	$119,296	$180,328	$119,296	$59,896	$59,400
Other real estate income:
Reimbursed tenant costs	13,314	7,468	5,846	7,468	5,784	1,684
Lease termination fees and others	2,072	1,492	580	1,492	518	974
Operating property revenues	955	925	30	925	866	59
Total other real estate income	16,341	9,885	6,456	9,885	7,168	2,717
	315,965	129,181	186,784	129,181	67,064	62,117
Operating Expenses
Depreciation and amortization:
Leased properties	117,271	40,479	76,792	40,479	16,804	23,675
Operating properties	178	204	(26)	204	213	(9)
Total depreciation and amortization	117,449	40,683	76,766	40,683	17,017	23,666
Property expenses:
Reimbursed tenant costs	13,314	7,468	5,846	7,468	5,784	1,684
Leased properties	6,349	3,736	2,613	3,736	1,668	2,068
Property management fees	1,156	325	831	325	1,382	(1,057)
Operating property expenses	577	494	83	494	496	(2)
Total property expenses	21,396	12,023	9,373	12,023	9,330	2,693
General and administrative	25,831	7,885	17,946	7,885	4,321	3,564
Merger and acquisition expenses	9,230	31,639	(22,409)	31,639	33	31,606
Stock-based compensation expenses	315	211	104	211	—	211
Impairment charges	4,741	—	4,741	—	(1,365)	1,365
	178,962	92,441	86,521	92,441	29,336	63,105
Segment Net Operating Income	137,003	36,740	100,263	36,740	37,728	(988)
Other Income and Expenses
Net income from equity investments in real estate and the Managed REITs	52,731	62,392	(9,661)	62,392	51,228	11,164
Other income and (expenses)	7,918	3,201	4,717	3,201	4,413	(1,212)
Other interest income	170	247	(77)	247	86	161
Gain on change in control of interests	—	20,744	(20,744)	20,744	27,859	(7,115)
Interest expense	(103,728)	(46,448)	(57,280)	(46,448)	(18,210)	(28,238)
	(42,909)	40,136	(83,045)	40,136	65,376	(25,240)
Income from continuing operations before income taxes	94,094	76,876	17,218	76,876	103,104	(26,228)
Provision for income taxes	(4,703)	(4,001)	(702)	(4,001)	(2,243)	(1,758)
Income from continuing operations	89,391	72,875	16,516	72,875	100,861	(27,986)
Income (loss) from discontinued operations	38,180	(24,735)	62,915	(24,735)	(13,903)	(10,832)
Net income from Real Estate Ownership	127,571	48,140	79,431	48,140	86,958	(38,818)
Net income attributable to noncontrolling interests	(33,056)	(3,245)	(29,811)	(3,245)	(678)	(2,567)
Net income from Real Estate Ownership attributable to W. P. Carey	$94,515	$44,895	$49,620	$44,895	$86,280	$(41,385)
AFFO	$263,657	$159,511	$104,146	$159,511	$102,748	$56,763

W. P. Carey 2013 10-K – 32

Lease Composition and Leasing Activities

As of December 31, 2013, 91% of our net leases, based on annualized contractual minimum base rent, have rent increases, comprised of 67% that have CPI and similar rent adjustments based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors, and 24% that have fixed rent increases for which contractual minimum base rent is scheduled to increase by an average of 0.3% in the next 12 months.
We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies.

The following discussion presents a summary of our leasing activity for the periods presented and does not include new acquisitions for our portfolio during the years presented or properties acquired in the CPA®:15 Merger.

2013 — During 2013, we signed 16 leases totaling approximately 0.8 million square feet of leased space. Of these leases, four were with new tenants, nine were lease renewals or extensions with existing tenants, and three were lease restructurings. The average new rent for this leased space is $8.49 per square foot and the average former rent was $10.53 per square foot, reflecting current market conditions. We provided total tenant improvement allowances of $0.6 million on two of these leases. In addition, in January 2013 we entered into a lease extension regarding a 0.4 million square foot building and committed to an expansion of 0.1 million square feet at an expected cost of $6.4 million. The expansion was completed in September 2013.

2012 — During 2012, we signed 22 leases totaling approximately 2.0 million square feet of leased space. Of these leases, three were with new tenants and 19 were lease renewals or extensions with existing tenants. The average new rent for these leases is $7.37 per square foot and the average former rent was $8.80 per square foot, reflecting then-current market conditions. We provided tenant improvement allowances and other incentives totaling $3.0 million on two of these leases.

2011 — During 2011, we signed 20 leases, totaling approximately 0.9 million square feet of leased space. Of these leases, there were two new tenants and there were 18 lease renewals or short-term extensions with existing tenants. Under the 20 leases, the average new rent is $9.75 per square foot, and the average former rent was $9.06 per square foot. Five of the 22 tenants had tenant improvement allowances or concessions totaling approximately $6.9 million, of which $6.4 million related to a lease of a repositioned asset to a tenant.

W. P. Carey 2013 10-K – 33

Property Level Contribution

Property level contribution includes lease and operating property revenues, less property expenses, depreciation and amortization. When a property is leased on a net-lease basis, reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on property level contribution. The following table presents property level contribution for our consolidated leased and operating properties as well as a reconciliation to Segment net operating income (in thousands):

	Years Ended December 31,
	2013	2012	Change	2012	2011	Change
Same Store Leased Properties:
Lease revenues	$51,673	$52,550	$(877)	$52,550	$52,341	$209
Property expenses	(1,712)	(2,182)	470	(2,182)	(1,629)	(553)
Depreciation and amortization	(11,404)	(11,036)	(368)	(11,036)	(12,107)	1,071
Property level contribution	38,557	39,332	(775)	39,332	38,605	727

Properties Acquired in the CPA®:15 Merger:
Lease revenues	221,342	54,812	166,530	54,812	—	54,812
Property expenses	(4,310)	(1,508)	(2,802)	(1,508)	—	(1,508)
Depreciation and amortization	(89,398)	(22,127)	(67,271)	(22,127)	—	(22,127)
Property level contribution	127,634	31,177	96,457	31,177	—	31,177

Recently Acquired Leased Properties:
Lease revenues	26,609	11,934	14,675	11,934	7,555	4,379
Property expenses	(327)	(46)	(281)	(46)	(39)	(7)
Depreciation and amortization	(16,469)	(7,316)	(9,153)	(7,316)	(4,696)	(2,620)
Property level contribution	9,813	4,572	5,241	4,572	2,820	1,752

Operating Properties:
Revenues	955	925	30	925	866	59
Property expenses	(577)	(494)	(83)	(494)	(496)	2
Depreciation and amortization	(178)	(204)	26	(204)	(214)	10
Property level contribution	200	227	(27)	227	156	71

Total Property Level Contribution:
Lease revenues	299,624	119,296	180,328	119,296	59,896	59,400
Property expenses	(6,349)	(3,736)	(2,613)	(3,736)	(1,668)	(2,068)
Operating property — revenues	955	925	30	925	866	59
Operating property — expenses	(577)	(494)	(83)	(494)	(496)	2
Depreciation and amortization	(117,449)	(40,683)	(76,766)	(40,683)	(17,017)	(23,666)
Property Level Contribution	176,204	75,308	100,896	75,308	41,581	33,727
Lease termination fees and Others	2,072	1,492	580	1,492	518	974
Property management fees	(1,156)	(325)	(831)	(325)	(1,382)	1,057
General and administrative	(25,831)	(7,885)	(17,946)	(7,885)	(4,321)	(3,564)
Merger and acquisition expenses	(9,230)	(31,639)	22,409	(31,639)	(33)	(31,606)
Stock-based compensation expenses	(315)	(211)	(104)	(211)	—	(211)
Impairment charges	(4,741)	—	(4,741)	—	1,365	(1,365)
Segment Net Operating Income	$137,003	$36,740	$100,263	$36,740	$37,728	$(988)

W. P. Carey 2013 10-K – 34

Same Store Leased Properties

Same store leased properties are those we owned for 36 months or more.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, property level contribution from same store leased properties decreased by $0.8 million, primarily due to a decrease in lease revenues of $0.9 million. Lease revenues decreased by $1.8 million as a result of restructuring of leases at several properties. This decrease was partially offset by an increase in lease revenues of $0.9 million as a result of scheduled rent increases at several properties.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, property level contribution from same store leased properties increased by $0.7 million, primarily due to a year-over-year decrease in depreciation and amortization expenses as a result of an out-of-period adjustment recorded in 2011 (Note 2). Lease revenues increased by $0.5 million as a result of scheduled rent increases at several properties. This increase in lease revenues was substantially offset by a decrease in lease revenues as a result of fluctuation in foreign currency exchange rates.

Leased Properties Acquired in the CPA®:15 Merger

In September 2012, we acquired 305 properties in the CPA®:15 Merger, of which one was sold in 2012 and nine were sold or held for sale in 2013.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, property level contribution from leased properties acquired in the CPA®:15 Merger in September 2012 increased by $96.5 million, primarily due to the impact of a full year of ownership of the assets acquired as compared to that of one quarter in the prior year.

2012 vs. 2011 — For the year ended December 31, 2012, property level contribution from leased properties acquired in the CPA®:15 Merger was $31.2 million representing one quarter of activity since the date of the CPA®:15 Merger on September 28, 2012.

Recently Acquired Leased Properties

Recently acquired leased properties are those that we owned for less than 36 months.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, property level contribution from leased properties acquired recently increased by $5.2 million. During 2013, we acquired seven investments with a total annual contractual minimum base rent of approximately $21.5 million. During 2012, we acquired one investment with annual contractual minimum base rent of $1.7 million.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, property level contribution from recently acquired leased properties increased by $1.8 million. During 2011, in connection with the CPA®:14/16 Merger in May 2011, we purchased the remaining interests in two jointly-owned investments from CPA®:14. Since the acquisition, we consolidate these two investments, which had a contractual minimum base rent of $10.8 million at the time of purchase.

Operating Properties

Operating properties consist of two self-storage properties as of December 31, 2013. In November 2013, we sold 19 self-storage properties (Note 17). Results of operations for these properties are reflected in Income (loss) from discontinued operations.

For the years ended December 31, 2013, 2012 and 2011, property level contribution from operating properties was substantially unchanged.

W. P. Carey 2013 10-K – 35

Other Revenues and Expenses

General and Administrative

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, general and administrative expenses in the Real Estate Ownership segment increased by $17.9 million. Effective October 1, 2012, personnel costs and other shared expenses such as office rent expenses have been charged to CPA®:16 – Global and CPA®:17 – Global based on the trailing 12-month reported revenues of the CPA® REITs, CWI and us rather than the method utilized before that date, which involved an allocation of personnel costs based on the time incurred by our personnel for CPA®:14, CPA®:15, CPA®:16 – Global, and CPA®:17 – Global (Note 4). This new methodology reflected changes in our advisory agreements with the CPA® REITs. Prior to this change, CPA®:15 was also charged general and administrative expenses based on the former methodology. After the CPA®: 15 Merger on September 28, 2012, the portfolio that was formerly held by CPA®:15 was included in our Real Estate Ownership Segment and, as such, the Real Estate Ownership’s entire portfolio was subject to the new allocation methodology based on revenues. As a result, $14.2 million of additional general and administrative expenses were allocated to the Real Estate Ownership segment from the Investment Management Segment during 2013 as compared to 2012.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, general and administrative expenses in the Real Estate Ownership segment increased by $3.6 million, primarily due an increase in personnel costs of $2.9 million as a result of the higher allocation of personnel costs to the Real Estate Ownership segment described above.

Merger and Acquisition Expenses

2013 — For the year ended December 31, 2013, merger and acquisition expenses were $9.2 million, which consisted of merger-related expenses of $5.0 million and acquisition-related expenses of $4.2 million. Merger-related expenses during 2013 represent costs incurred in connection with the CPA®:16 Merger. Acquisition expenses consist of acquisition-related costs incurred on three investments we entered into during 2013 that were accounted for as business combinations, for which such costs were required to be expensed under current accounting guidance.

2012 — For the year ended December 31, 2012, merger and acquisition expenses were $31.6 million, which comprised costs incurred in connection with the CPA®:15 Merger.

Impairment Charges

For the year ended December 31, 2013, we recognized an impairment charge of $4.7 million on a French property. This impairment was the result of writing down the property’s carrying value to its estimated fair value in connection with the tenant vacating the property. Our impairment charges are more fully described in Note 10.

Where the undiscounted cash flows for an asset, when considering and evaluating the various alternative courses of action that may occur, are less than the asset’s carrying value, we recognize an impairment charge to reduce the carrying value of the asset to its estimated fair value. Further, it is possible that we may sell an asset for a price below its estimated fair value and record a loss on sale.

See Net Income from Equity Investments in Real Estate and the Managed REITs and Loss from Discontinued Operations below for additional impairment charges incurred.

W. P. Carey 2013 10-K – 36

Net Income from Equity Investments in Real Estate and the Managed REITs

Net income from equity investments in real estate and the Managed REITs is recognized in accordance with each respective investment agreement. In addition, we are entitled to receive distributions of Available Cash (Note 4) from the operating partnerships of each of the Managed REITs. The net income of our unconsolidated investments fluctuates based on the timing of transactions, such as new leases and property sales, as well as the level of impairment charges. The following table presents the details of our net income from equity investments in real estate and the Managed REITs (in thousands):

	Years Ended December 31,
	2013	2012	2011
Equity earnings from equity investments in the Managed REITs:
CPA®:14 (a)	$—	$—	$8,243
CPA®:15 (b)	—	4,541	3,394
CPA®:16 – Global (a) (c)	2,732	610	4,993
Other Managed REITs	154	358	298
Other-than-temporary impairment charges on the Special Member Interest in CPA®:16 – Global’s operating partnership (a)	(15,383)	(9,910)	—
Distributions of Available Cash (d)	34,121	30,009	15,535
Deferred revenue earned (a)	8,492	8,492	5,662
Equity income from the Managed REITs	30,116	34,100	38,125
Equity earnings from other equity investments:
Equity investments sold (e)	17,486	16,480	2,648
Equity investments acquired in the CPA®:15 Merger (b) (f)	(1,950)	1,113	—
Equity investments consolidated after the CPA®:15 Merger and CPA®:14/16 Merger (b)	—	3,853	3,892
Same store equity investments (g)	7,079	6,846	6,563
Total equity earnings from other equity investments	22,615	28,292	13,103
Total income from equity investments in real estate and the Managed REITs	$52,731	$62,392	$51,228
___________

(a)
CPA®:14 merged with and into CPA®:16 – Global on May 2, 2011 (Note 4). In connection with the CPA®:14/16 Merger, we acquired a special member interest, or the Special Member Interest, in CPA®:16 – Global’s operating partnership, which we recorded as an equity investment at fair value with an equal amount recorded as deferred revenue (Note 4).

(b)	CPA®:15 merged with and into us on September 28, 2012 (Note 3). See Gain on Change in Control of Interests below for discussion on the gain recognized.

(c)	Amount for 2012 includes a loss of $4.4 million representing our share of the $23.9 million of impairment charges recognized by CPA®:16 – Global.

(d)
We are entitled to receive distributions of our proportionate share of earnings up to 10% of the Available Cash, as defined in the respective advisory agreements, from the operating partnerships of each of the Managed REITs. Distributions of Available Cash received and earned increased primarily as a result of new investments that CPA®:17 – Global entered into during 2012 and 2013. Distributions of Available Cash received and earned from CPA®:16 – Global increased in 2012 as compared to 2011 as a result of its reorganization as an umbrella partnership real estate investment trust, or the UPREIT Reorganization, in May 2011 (Note 4). We also received our first distribution of Available Cash from CWI of $1.9 million during 2013.

(e)
Amount for 2013 includes a net gain of $19.5 million recognized on the sale of an investment, partially offset by an other-than-temporary impairment charge of $3.9 million recognized on another investment in connection with the sale of its properties (Note 7). Amount for 2012 includes our $15.1 million share of the net gain recognized by a jointly-owned entity upon selling its equity shares in an investment in the second quarter of 2012 (Note 7).

(f)
Amount for 2013 includes our $8.4 million share of the German real estate transfer tax incurred by Hellweg Die Profi-Baumärkte GmbH & Co. KG, or Hellweg 2, in connection with its restructuring (Note 7).

(g)	Represents equity investments we held for 36 months or more.

W. P. Carey 2013 10-K – 37

Other Income and (Expenses)

Other income and (expenses) consists primarily of gains and losses on foreign currency transactions and derivative instruments. We and certain of our foreign consolidated subsidiaries have intercompany debt and/or advances that are not denominated in the functional currency of those subsidiaries. When the intercompany debt or accrued interest thereon is remeasured against the functional currency of the respective subsidiaries, an unrealized gain or loss on foreign currency translation may result. For intercompany transactions that are of a long-term investment nature, the gain or loss is recognized as a cumulative translation adjustment in other comprehensive income. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments.

2013 — For the year ended December 31, 2013, other income was $7.9 million, primarily due to unrealized gains of $5.1 million recognized on the interest rate swaps acquired from CPA®:15 in the CPA®:15 Merger that did not qualify for hedge accounting, as well as net realized gains of $1.5 million on foreign currency transactions as a result of changes in foreign currency exchange rates on notes receivable from international subsidiaries. We also recognized a $1.2 million net gain on extinguishment of debt in connection with the settlement of several mortgage loans on the aforementioned disposed properties.

2012 — For the year ended December 31, 2012, other income was $3.2 million, comprised of a net gain of $2.5 million recorded on the disposals of three parcels of land, a net realized and unrealized gain of $0.5 million on foreign currency transactions and a $0.4 million gain on derivatives acquired in the CPA®:15 Merger.

2011 — For the year ended December 31, 2011, other income was $4.4 million. In connection with the CPA®:14/16 Merger, we agreed to receive shares of CPA®:16 – Global in respect of our shares of CPA®:14. As a result, during 2011, we recognized a gain of $2.8 million on the conversion of our shares of CPA®:14 to shares of CPA®:16 – Global in order to reflect the carrying value of our investment at its estimated fair value. In addition, we recognized a gain of $1.0 million on the conversion of our termination revenue to shares of CPA®:14 because the fair value of the shares received exceeded the termination revenue. Other income during 2011 also included a net gain of $0.6 million as a result of exercising certain warrants granted to us by lessees.

Gain on Change in Control of Interests

2012 — In connection with the CPA®:15 Merger in September 2012, we acquired additional interests in five investments from CPA®:15, which we had previously accounted for under the equity method, and we adjusted the carrying value of our previously held interest in shares of CPA®:15 common stock to its estimated fair market value. In connection with our acquisition of these investments, we recognized a net gain of $20.7 million during the year ended December 31, 2012 in order to adjust the carrying value of previously-held equity interests in these investments to their estimated fair values (Note 3).

2011 — In connection with the CPA®:14/16 Merger in May 2011, we purchased the remaining interests in two investments from CPA®:14, which we had previously accounted for under the equity method. In connection with our purchase of these properties, we recognized a net gain of $27.9 million during the year ended December 31, 2011 to adjust the carrying value of our existing interests in these investments to their estimated fair values.

Interest Expense

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, interest expense increased by $57.3 million, primarily due to an increase of $53.1 million as a result of mortgage loans assumed in connection with our acquisition of properties from CPA®:15 in the CPA®:15 Merger and $2.5 million of interest expense incurred in 2013 on mortgage loans acquired and assumed in connection with our acquisition of properties. In addition, interest expense on our Prior Senior Credit Facility and Unsecured Term Loan increased by $2.6 million in the aggregate as a result of a higher average outstanding balance in the current year period.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, interest expense increased by $28.2 million. Interest expense increased by $20.2 million and $1.7 million as a result of mortgage loans assumed in connection with our acquisition of properties from CPA®:15 in the CPA®:15 Merger and from CPA®:14 in the CPA®:14/16 Merger, respectively. In addition, interest expense on our Prior Senior Credit Facility increased by $5.5 million as a result of the amortization of financing costs incurred in connection with obtaining the facility in December 2011, as well as a higher average outstanding balance and a higher average interest rate on our Prior Senior Credit Facility in 2012, compared to those under our prior lines of credit in 2011 (Note 12).

W. P. Carey 2013 10-K – 38

Provision for Income Taxes

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, provision for income taxes increased by $0.7 million, primarily due to increases in foreign income taxes of $3.1 million related to the foreign properties we acquired in the CPA®:15 Merger, partially offset by a deferred income tax benefit of $2.7 million recognized in connection with an out-of-period adjustment (Note 2).

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, provision for income taxes increased by $1.8 million, primarily due to increases in foreign income taxes related to the foreign properties we acquired in the CPA®:15 Merger.

Income (Loss) from Discontinued Operations

During 2013, we sold 27 properties and reclassified nine properties to Assets held for sale. During 2012 and 2011, we sold 14 and seven properties, respectively. We also deconsolidated a subsidiary during 2011 (Note 17). Results of operations from these properties are included in Income (loss) from discontinued operations.

2013 — For the year ended December 31, 2013, income from discontinued operations was $38.2 million, primarily due to a net gain on the sale of properties of $40.0 million, including a net gain of $39.6 million on the sale of 19 self-storage properties (Note 17), and income generated from the operations of discontinued properties of $9.0 million. The income was partially offset by impairment charges of $8.4 million recorded on several properties to reduce their carrying values to their expected selling prices (Note 10) and a net loss on extinguishment of debt of $2.4 million in connection with the repayment of several mortgage loans on the aforementioned disposed properties.

2012 — For the year ended December 31, 2012, loss from discontinued operations was $24.7 million, primarily due to impairment charges of $23.0 million recorded on several properties to reduce their carrying values to their expected selling prices and a net loss on the sale of properties totaling $5.0 million. These losses were partially offset by income generated from the operations of discontinued properties of $3.2 million.

2011 — For the year ended December 31, 2011, loss from discontinued operations was $13.9 million, primarily due to impairment charges recognized of $11.8 million on several properties to reduce their carrying values to their expected selling prices and a net loss on the sale of properties of $3.4 million. These losses were partially offset by a $1.0 million gain recognized during the third quarter of 2011 on the deconsolidation of a subsidiary because we ceased to exercise control over the activities that most significantly impact its economic performance when a receiver took possession of the property and income generated from the operations of discontinued properties of $1.4 million.

Net Income Attributable to Noncontrolling Interests

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, net income attributable to noncontrolling interests increased by $29.8 million. Net income attributable to noncontrolling interests increased by $23.2 million as result of net gain recognized in connection with selling 19 self-storage properties owned by our Carey Storage subsidiary with a third party and two employees (Note 17). In addition, net income attributable to noncontrolling interests increased by $7.2 million as a result of noncontrolling interests in income generated from the properties we acquired from CPA®:15 in the CPA®:15 Merger.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, net income attributable to noncontrolling interests increased by $2.6 million primarily due to noncontrolling interests in income generated from the properties we acquired from CPA®:15 in the CPA®:15 Merger.

Net Income from Real Estate Ownership Attributable to W. P. Carey

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, the resulting net income from Real Estate Ownership attributable to W. P. Carey increased by $49.6 million.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, the resulting net income from Real Estate Ownership attributable to W. P. Carey common stockholders decreased by $41.4 million.

AFFO

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, AFFO from Real Estate Ownership increased by $104.1 million, primarily as a result of income earned from the properties we acquired in the CPA®:15 Merger. AFFO is a

W. P. Carey 2013 10-K – 39

supplemental measure that is non-GAAP that we use to evaluate our business. For a definition of AFFO and reconciliation to net income attributable to W. P. Carey, see Supplemental Financial Measures below.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, AFFO from Real Estate Ownership increased by $56.8 million, primarily as a result of income earned from the properties we acquired from CPA®:14 in May 2011 in connection with the CPA®:14/16 Merger and in the CPA®:15 Merger in September 2012, as well as increased income generated from our equity interests in the Managed REITs, primarily as a result of our incremental investment in CPA®:16 – Global in connection with the CPA®:14/16 Merger.

Investment Management

We earn revenue as the advisor to the Managed REITs. For the periods presented (except as noted), we acted as advisor to the following affiliated, publicly-owned, non-listed Managed REITs: CPA®:14 (through May 2, 2011, the date of the CPA®:14/16 Merger), CPA®:15 (through September 28, 2012, the date of the CPA®:15 Merger), CPA®:16 – Global, CPA®:17 – Global, CPA®:18 – Global (since May 2013) and CWI.

The following tables present other operating data that management finds useful in evaluating result of operations (dollars in millions):

	As of December 31,
	2013	2012	2011
Total properties - Managed REITs (a)	789	774	865
Assets under management - Managed REITs (b)	$9,728.4	$7,870.8	$9,486.1
Cumulative funds raised - CPA®:17 – Global offerings (c) (d)	2,884.5	2,883.1	1,955.9
Cumulative funds raised - CPA®:18 – Global offering (d) (e)	237.3	—	—
Cumulative funds raised - CWI offerings (d) (f)	575.8	159.6	47.5

	For the Years Ended December 31,
	2013	2012	2011
Financings structured - Managed REITs	$1,012.0	$669.5	$387.8
Consolidated investments structured - Managed REITs	1,337.9	1,240.3	944.9
Equity investments structured - Managed REITs	165.3	32.6	284.6
Funds raised - CPA®:17 – Global offerings (c) (d)	1.3	927.3	584.5
Funds raised - CPA®:18 – Global offering (d) (e)	237.3	—	—
Funds raised - CWI offerings (d) (f)	418.3	112.1	47.5
___________

(a)
Includes properties owned by CPA®:18 – Global in 2013, and by CPA®:16 – Global and CPA®:17 – Global for all periods. Includes properties owned by CPA®:14 through the CPA®:14/16 Merger on May 2, 2011. Includes properties owned by CPA®:15 through the date of the CPA®:15 Merger on September 28, 2012. Includes hotels owned by CWI from the date of its first investment in May 2011.

(b)	Represents the estimated fair value of the real estate assets owned by the Managed REITs, which was calculated by us as the advisor to the Managed REITs based in part upon third-party appraisals.

(c)	The follow-on offering of CPA®:17 – Global commenced in April 2011 and was terminated in January 2013.

(d)	Excludes reinvested distributions through the distribution reinvestment plan.

(e)	Reflects funds raised since the commencement of CPA®:18 – Global’s initial public offering in May 2013.

(f)	Reflects funds raised in CWI’s initial public offering, which was terminated on September 15, 2013. CWI’s follow-on offering commenced on December 20, 2013, but no funds were raised in 2013.

W. P. Carey 2013 10-K – 40

Below is a summary of comparative results of our Investment Management segment (in thousands):

	Years Ended December 31,
	2013	2012	Change	2012	2011	Change
Revenues
Reimbursed costs from affiliates	$73,572	$98,245	$(24,673)	$98,245	$64,829	$33,416
Structuring revenue	46,589	48,355	(1,766)	48,355	46,831	1,524
Dealer manager fees	10,856	19,914	(9,058)	19,914	11,664	8,250
Asset management revenue	42,670	56,666	(13,996)	56,666	66,808	(10,142)
Incentive, termination and subordinated disposition revenue	199	—	199	—	52,515	(52,515)
	173,886	223,180	(49,294)	223,180	242,647	(19,467)
Operating Expenses
Depreciation and amortization	4,373	3,744	629	3,744	3,464	280
General and administrative	58,281	79,031	(20,750)	79,031	71,529	7,502
Reimbursable costs	73,572	98,245	(24,673)	98,245	64,829	33,416
Stock-based compensation expenses	36,965	26,030	10,935	26,030	17,750	8,280
Impairment charge	553	—	553	—	—	—
	173,744	207,050	(33,306)	207,050	157,572	49,478
Other Income and Expenses
Other income and (expenses)	79	195	(116)	195	166	29
Other interest income	922	1,085	(163)	1,085	1,910	(825)
	1,001	1,280	(279)	1,280	2,076	(796)
Income from continuing operations before income taxes	1,143	17,410	(16,267)	17,410	87,151	(69,741)
Benefit from (provision for) income taxes	3,451	(2,771)	6,222	(2,771)	(34,971)	32,200
Net income from investment management	4,594	14,639	(10,045)	14,639	52,180	(37,541)
Net loss attributable to noncontrolling interests	120	2,638	(2,518)	2,638	2,542	96
Net income attributable to redeemable noncontrolling interest	(353)	(40)	(313)	(40)	(1,923)	1,883
Net income from Investment Management attributable to W. P. Carey	$4,361	$17,237	$(12,876)	$17,237	$52,799	$(35,562)
AFFO	$30,494	$21,120	$9,374	$21,120	$86,105	$(64,985)

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

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, reimbursed and reimbursable costs decreased by $24.7 million, primarily due to a decrease of $72.5 million in commissions paid to broker-dealers as a result of the termination of the CPA®:17 – Global follow-on offering on January 31, 2013. This decrease was partially offset by (i) an increase of $24.4 million in commissions paid to broker-dealers related to the CWI initial public offering due to the corresponding increase in funds raised year-over-year; (ii) the $18.2 million paid to broker-dealers related to the CPA®:18 – Global initial public offering, which commenced in May 2013; and (iii) an increase of $3.1 million in personnel costs reimbursed to us by the Managed REITs under the terms of their respective advisory agreements.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, reimbursed and reimbursable costs increased by $33.4 million, primarily due to an increase of $30.1 million in commissions paid to broker-dealers related to the CPA®:17 – Global and CWI offerings as a result of corresponding increases in funds raised year-over-year. In addition, personnel costs

W. P. Carey 2013 10-K – 41

reimbursed to us by the Managed REITs increased by $3.3 million, primarily as a result of an increase in CPA®:17 – Global’s allocation base during 2012 under the terms of the advisory agreements with the Managed REITs.

Structuring Revenue

We earn structuring revenue when we structure investments and debt placement transactions for the Managed REITs. Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, structuring revenue decreased by $1.8 million. Structuring revenue from CPA®:17 – Global decreased by $24.8 million during 2013 as a result of lower investment volume in the current year as compared to the prior year. Structuring revenue from CWI increased by $16.4 million during 2013 as compared to 2012 due to higher investment volume in the current year as compared to the prior year. In addition, we received structuring revenue of $6.9 million from CPA®:18 – Global during 2013 as a result of investments we structured on its behalf.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, structuring revenue increased by $1.5 million. We structured real estate investments on behalf of the Managed REITs totaling approximately $1.2 billion during 2012. The increase was due to the fee rates applicable to the types of transactions structured.

Dealer Manager Fees

We earned a wholesaling fee of $0.15 per share sold in connection with CPA®:17 – Global’s initial public offering through the termination of that offering on April 7, 2011. As discussed in Note 4, we earned a dealer manager fee of $0.35 per share sold in connection with CPA®:17 – Global’s follow-on offering, which commenced on April 7, 2011 and terminated on January 31, 2013. We also earned a $0.30 dealer manager fee per share sold in connection with CWI’s initial public offering, which was terminated on September 15, 2013. In addition, we receive selling commissions, depending on the class of common stock sold, of $0.70 or $0.14 per share sold, and a dealer manager fee of $0.30 or $0.21 per share sold, for its class A common stock and class C common stock, respectively, in connection with CPA®:18 – Global’s public offering. We also receive an annual distribution and shareholder servicing fee of 1% paid in connection with shares of class C common stock. We re-allow all or a portion of the dealer manager fees to selected dealers in the offerings. Wholesaling fees, dealer manager fees that are not re-allowed and the Shareholder Servicing Fee are classified as Dealer manager fees from affiliates in the consolidated financial statements. Dealer manager fees earned are generally offset by underwriting costs incurred in connection with the offerings, which are included in General and administrative expenses.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, dealer manager fees decreased by $9.1 million. The decrease was primarily due to the termination of the CPA®:17 – Global follow-on offering on January 31, 2013, partially offset by an increase in fees earned due to the higher level of CWI shares sold during the current year period through the termination of its offering on September 15, 2013 compared to the prior year, as well as the fees earned in connection with the sale of CPA®:18 – Global shares in its initial public offering, which commenced in May 2013.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, dealer manager fees increased by $8.3 million, primarily due to increases in shares sold in connection with CPA®:17 – Global and CWI offerings in 2012 compared to the prior year.

Asset Management Revenue

We earn asset management revenue from the Managed REITs based on the value of their real estate-related and lodging-related assets under management. This asset management revenue may increase or decrease depending upon (i) increases in the Managed REITs’ asset bases as a result of new investments and; (ii) decreases in the Managed REITs’ asset bases as a result of sales of investments; and (iii) increases or decreases in the appraised value of the real estate-related and lodging-related assets in the Managed REIT investment portfolios. The availability of funds for new investments is substantially dependent on our ability to raise funds for investment by the Managed REITs.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, asset management revenue decreased by $14.0 million. We received asset management revenue from CPA®:15 of $18.5 million during 2012 through the date of the CPA®:15 Merger in September 2012. As a result of the cessation of asset management revenue earned from CPA®:15 after the CPA®:15 Merger, we did not receive any asset management revenue from CPA®:15 during 2013. This decrease was partially offset by an aggregate increase of $5.2 million during 2013 as compared to 2012 from CPA®:17 – Global and CWI as a result of new investments that they entered into during 2012 and 2013. We also received asset management revenue of $0.1 million from CPA®:18 – Global during 2013 since the commencement of its offering in May 2013.

W. P. Carey 2013 10-K – 42

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, asset management revenue decreased by $10.1 million. Combined asset management revenue from CPA®:14 and CPA®:16 – Global decreased by $8.5 million, primarily due to a change in our fee arrangement with CPA®:16 – Global in connection with the CPA®:14/16 Merger. As discussed in Note 4, immediately after the CPA®:14/16 Merger in May 2011, our asset management revenue from CPA®:16 – Global was reduced from 1% to 0.5% of the property value of the assets under management and we subsequently received a distribution of 10% of the Available Cash of CPA®:16 – Global’s operating partnership, which we recorded as Income from equity investments in the Managed REITs within the Real Estate Ownership segment. Asset management revenue from CPA®:15 also decreased by $7.5 million during the year ended December 31, 2012 as a result of the CPA®:15 Merger on September 28, 2012 and prior property sales. These decreases were partially offset by an increase in revenue of $5.5 million during the year ended December 31, 2012 from CPA®:17 – Global as a result of new investments that it entered into during 2011 and 2012.

Incentive, Termination and Subordinated Disposition Revenue

Incentive, termination and subordinated disposition revenue is generally earned in connection with events in which we provide liquidity or alternatives to the Managed REITs’ stockholders. These events do not occur every year, although one occurred in each of 2011 and 2012. As described in Note 4, we waived the subordinated disposition fees that we would have been entitled to receive from CPA®:15 upon its liquidity event through the CPA®:15 Merger pursuant to the terms of our advisory agreement with CPA®:15.

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

General and Administrative

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, general and administrative expenses decreased by $20.8 million. Effective October 1, 2012, personnel costs and other shared expenses such as office rent expenses have been charged to CPA®:16 – Global and CPA®:17 – Global based on the trailing 12-month reported revenues of the CPA® REITs, CWI and us rather than the method utilized before that date, which involved an allocation of personnel costs based on the time incurred by our personnel for CPA®:14, CPA®:15, CPA®:16 – Global, and CPA®:17 – Global (Note 4). This new methodology reflected changes in our advisory agreements with the CPA REITs. The impact of this change was an increase in the total amount of general and administrative expenses charged to CPA®:16 – Global and CPA®:17 – Global during the year ended December 31, 2013 as compared to 2012 of $5.6 million, which reduced amounts that would otherwise have been borne by the Investment Management segment. Prior to this change, CPA®:15 was also charged general and administrative expenses based on the former methodology. After the CPA®:15 Merger on September 28, 2012, the portfolio that was formerly held by CPA®:15 was included in our Real Estate Ownership Segment and, as such, the Real Estate Ownership’s entire portfolio was subject to the new allocation methodology based on revenues. As a result, $14.2 million of additional general and administrative expenses were allocated to the Real Estate Ownership segment from the Investment Management Segment during 2013 as compared to 2012. Through December 31, 2013, we have not allocated any personnel costs to CPA®:18 - Global or CWI. General and administrative expenses also decreased as a result of a $4.8 million decrease in offering costs primarily related to the termination of the CPA®:17 – Global follow-on offering in January 2013. These decreases were partially offset by an increase of $3.6 million in acquisition fees paid to the subadvisor in the connection with the higher level of CWI’s acquisitions during the current year.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, general and administrative expenses increased by $7.5 million primarily due to an increase of $5.8 million in compensation expense and an aggregate increase of $5.8 million in offering costs related to the CPA®:17 – Global and CWI offerings. These increases were partially offset by an increase of $5.8 million in cost reimbursements from the Managed REITs, including personnel costs and office rent as described above. Compensation costs increased primarily due to an increase in the number of personnel during 2012.

Stock-based Compensation Expenses

For a description of our equity plans and awards, please see Note 15.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, stock based compensation expenses increased by $10.9 million primarily due to (i) an increase of $5.8 million as a result of an upward adjustment during 2013 in the estimated payout of performance share units or PSUs that were granted during 2012 and 2013, (ii) an increase of $2.5 million

W. P. Carey 2013 10-K – 43

as a result of changes in our forfeiture rate assumptions in the third quarter of 2012, and (iii) an increase of $2.1 million related to actual forfeitures in 2013 compared to those previously estimated.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, stock-based compensation expenses increased by $8.3 million primarily due to (i) an increase of $8.1 million due to awards issued during 2012 with higher fair values as a result of the increase in our stock price between the two years, (ii) an increase of $2.8 million as a result of our adjustment of the expected vesting of PSUs granted during 2009 and 2010, and (iii) a reduction of $2.5 million as a result of changes in our forfeiture rate assumptions.

Impairment Charge

During the year ended December 31, 2013, we recognized an other-than-temporary impairment charge of $0.6 million on a an investment in an equity fund.  During the fourth quarter of 2013, we received information that indicated the fair value of the equity fund was less than its carrying value.  Since the fund is being wound down and the remaining investments have fair values less than their cost, this impairment was deemed other-than-temporary and the carrying value was written down to the estimated fair value (Note 10).

Benefit from (Provision for) Income Taxes

2013 vs. 2012 — For the year ended December 31, 2013, we recognized a benefit from income taxes of $3.5 million, compared to a provision for income taxes of $2.8 million recognized during 2012, primarily due to losses recognized by our TRSs in the Investment Management segment in 2013 compared to income recognized in the prior year.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, provision for income taxes decreased by $32.2 million, primarily due to (i) a deferred tax benefit of $4.0 million recorded in 2012 as a result of expenses incurred in connection with the CPA®:15 Merger; (ii) a deferred tax benefit of $3.8 million as a result of an increase in stock-based compensation expenses; (iii) a tax savings of $2.8 million as a result of the absence of asset management revenue and performance revenue received from CPA®:15 after the completion of the CPA®:15 Merger in September 2012; (iv) a tax savings of $2.4 million as a result of replacing the performance revenue from CPA®:16 – Global with the distributions of Available Cash in the second quarter of 2011; (v) a tax savings of $1.1 million as a result of an increase in interest expense incurred due to higher levels of borrowings in 2012 under our Prior Senior Credit Facility; and (vi) $9.3 million of income taxes incurred during 2011 as a result of the $52.5 million incentive, termination and subordinated disposition income that we recognized in connection with the CPA®:14/16 Merger.

Net Income from Investment Management Attributable to W. P. Carey

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, the resulting net income from Investment Management attributable to W. P. Carey decreased by $12.9 million.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, the resulting net income from Investment Management attributable to W. P. Carey decreased by $35.6 million.

Funds from Operations — as Adjusted (AFFO)

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, AFFO from our Investment Management segment increased by $9.4 million, primarily due to additional personnel costs charged to the Managed REITs and our Real Estate Ownership segment in 2013 as described above. AFFO is a non-GAAP measure that we use to evaluate our business. For a definition of AFFO and reconciliation to net income attributable to W. P. Carey, see Supplemental Financial Measures below.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, AFFO from our Investment Management segment decreased by $65.0 million, primarily as a result of the $52.5 million incentive, termination and subordinated disposition income recognized in connection with the CPA®:14/16 Merger in 2011, as well as performance fees for CPA®:14 and CPA®:16 – Global that were no longer received from CPA®:14 or CPA®:16 – Global after the CPA®:14/16 Merger, which occurred in May 2011 (Note 4) and, in the case of CPA®:16 – Global, was replaced by the 10% distribution of Available Cash of CPA®:16 – Global’s operating partnership that is now recorded in the Real Estate Ownership segment, and the end of asset management fees and performance fees received from CPA®:15 after the CPA®:15 Merger in September 2012.

W. P. Carey 2013 10-K – 44

Financial Condition

Sources and Uses of Cash During the Year

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt and fund distributions to stockholders. Our cash flows fluctuate from period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of the receipt of proceeds from, and the repayment of, mortgage loans and receipt of lease revenues, the receipt of the annual installment of deferred acquisition revenue and interest thereon from the CPA® REITs, our election to receive asset management fees in either shares of the Managed REITs’ common stock or cash, the timing and characterization of distributions from equity investments in real estate and the Managed REITs, the receipt of distributions of Available Cash from certain Managed REITs, and changes in foreign currency exchange rates. Despite these fluctuations, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of mortgage loans, unused capacity on our credit facility, net contributions from noncontrolling interests, and the issuance of additional debt or equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the year are described below.

Operating Activities

Cash flow from operating activities increased by $127.3 million during 2013 as compared to 2012, primarily due to operating cash flow generated from the properties we acquired in the CPA®:15 Merger, partially offset by a decrease in cash received for providing asset management services to the Managed REITs due to the cessation of such fees earned from CPA®:15 after the CPA®:15 Merger in September 2012.

Investing Activities

Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property-related costs. During 2013, we purchased seven investments for $265.4 million, which we partially funded with $51.7 million from the escrowed proceeds of the sales of properties in exchange transactions under Section 1031 of the Code. Funds totaling $131.7 million and $149.2 million were invested in and released from, respectively, lender-held investment accounts. We also used $14.0 million primarily to make capital improvements to various properties and used $15.0 million to make a loan to our affiliate, CPA®:18 – Global, in order to facilitate its property acquisition, which it repaid in full during 2013. We received $58.0 million in distributions from equity investments in real estate and the Managed REITs in excess of cumulative equity income. We also received cash proceeds totaling $171.3 million from the sale of 28 properties and an equity investment, including $111.1 million from the sale of 19 self-storage properties. We also placed $92.4 million in escrow for future acquisitions and $118.0 million was released from escrow in connection with our 2013 acquisitions.

Financing Activities

During 2013, we paid distributions to stockholders of $220.4 million and paid distributions of $72.1 million to affiliates who hold noncontrolling interests in various entities with us, including $40.8 million in connection with the sale of 19 self-storage properties (Note 17). We made scheduled mortgage loan principal payments of $391.8 million and received mortgage financing proceeds of $115.6 million. We received $300.0 million from the draw-down of the Unsecured Term Loan (Note 12), which we used primarily to pay off the outstanding balance on the Revolver at that time. Net borrowings under our Revolver increased overall by $22.0 million in 2013 and were comprised of gross borrowings of $435.0 million and repayments of $413.0 million. Net borrowings under our Revolver were primarily used for new investments. We also used $40.0 million to purchase shares of our common stock from the Estate (Note 4). In connection with obtaining the Unsecured Term Loan and mortgage financing, we paid financing costs totaling $2.4 million. We received contributions of $65.1 million from affiliates who hold noncontrolling interests in various entities with us, including $62.3 million received to repay a maturing mortgage loan. We recognized windfall tax benefits of $12.8 million in connection with the exercise of employee stock options and the vesting of PSUs and restricted share units, or RSUs, which reduced our tax liability to various taxing authorities.

W. P. Carey 2013 10-K – 45

Summary of Financing

The table below summarizes our non-recourse debt and our Revolver and Term Loan Facility, which collectively we refer to as the Prior Senior Credit Facility (dollars in thousands):

	December 31,
	2013	2012
Carrying Value
Fixed rate	$1,139,122	$1,322,168
Variable rate (a) (b)	928,288	646,229
Total	$2,067,410	$1,968,397

Percent of Total Debt
Fixed rate	55%	67%
Variable rate (a)	45%	33%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	5.3%	5.6%
Variable rate (a)	2.7%	3.4%

____________

(a)
Variable-rate debt at December 31, 2013 included (i) $575.0 million outstanding under our Prior Senior Credit Facility and Unsecured Term Loan, which includes $100.0 million outstanding under the Revolver, $175.0 million outstanding under the Term Loan Facility and $300.0 million outstanding under the Unsecured Term Loan, (ii) $321.4 million that has been effectively converted to fixed rates through interest rate swap and cap derivative instruments, (iii) $4.3 million in non-recourse mortgage loan obligations that bore interest at fixed rates but have interest rate reset features that may change the interest rates to then-prevailing market fixed rates (subject to specified caps) at certain points during their term, and (iv) $27.6 million in non-recourse mortgage loan obligations that bore interest at floating rates.

(b)	As described below, in January 2014, the Prior Senior Credit Facility and Unsecured Term Loan were repaid and terminated with borrowings under the New Senior Credit Facility.

Cash Resources

At December 31, 2013, our cash resources consisted of the following:

•
Cash and cash equivalents totaling $117.5 million. Of this amount, $41.2 million, at then-current exchange rates, was held in foreign subsidiaries and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

•
Our Revolver, with unused capacity of $346.8 million, excluding amounts reserved for outstanding letters of credit. Our lender has issued letters of credit totaling $3.2 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under the facility; and

•
We also had unleveraged properties that had an aggregate carrying value of $14.1 million at December 31, 2013, although there can be no assurance that we would be able to obtain financing for these properties.

As discussed below and in Note 20, in January 2014, we entered into the Second Amended and Restated Credit Agreement, or the New Senior Credit Facility, to increase the maximum aggregate principal amount available from $625.0 million that was available under our Prior Senior Credit Facility to $1.25 billion. This New Senior Credit Facility and our other cash resources can be used for working capital needs and other commitments and may be used for future investments. We continue to evaluate fixed-rate financing options, such as obtaining non-recourse financing on our unleveraged properties.

W. P. Carey 2013 10-K – 46

Prior Senior Credit Facility and Unsecured Term Loan

Our Prior Senior Credit Facility and Unsecured Term Loan are more fully described in Note 12. A summary of our New Senior Credit Facility and Unsecured Term Loan is provided below (in thousands):

	December 31, 2013		December 31, 2012
	Outstanding Balance	Maximum Available	Outstanding Balance	Maximum Available
Revolver	$100,000	$450,000	$78,000	$450,000
Term Loan Facility	175,000	175,000	175,000	175,000
Unsecured Term Loan	300,000	300,000	—	—

New Senior Credit Facility

In January 2014, we entered into the Second Amended and Restated Credit Agreement to increase the maximum aggregate principal amount available to us under our primary borrowing facility from $625.0 million to $1.25 billion. The New Senior Credit Facility is comprised of a $1.0 billion unsecured revolving credit facility and a $250.0 million term loan facility. The revolving credit facility matures in four years but may be extended by one year at our option, subject to the conditions provided in the Second Amended and Restated Credit Agreement. The term loan facility matures in two years but we have two options to extend the maturity by another year. At our election, the principal amount available under the New Senior Credit Facility may be increased by up to an additional $500.0 million, subject to the conditions provided in the Second Amended and Restated Credit Agreement. The New Senior Credit Facility also permits (i) up to $250.0 million to be borrowed in certain currencies other than the U.S. dollar, (ii) swing line loans of up to $50.0 million, and (iii) the issuance of letters of credit in an aggregate amount not to exceed $50.0 million.

The revolving credit facility provides for an annual interest rate, at our election, of either (i) the Eurocurrency Rate (as defined in the Second Amended and Restated Credit Agreement) plus 1.10%, or (ii) the Base Rate (as defined in the Second Amended and Restated Credit Agreement) plus 0.10%. The term loan facility provides for an annual interest rate, at our election, of either (i) the Eurocurrency Rate plus 1.25%, or (ii) the Base Rate plus 0.25%. We also pay a facility fee of 0.20% on the unsecured revolving credit facility.

The New Senior Credit Facility includes customary financial maintenance covenants, including a maximum leverage ratio, maximum secured debt ratio, minimum equity value ratio, minimum fixed charge coverage ratio and minimum unsecured interest coverage ratio. The New Senior Credit Facility also contains various customary affirmative and negative covenants applicable to us and our subsidiaries, subject to materiality and other qualifications, baskets and exceptions as outlined in the New Senior Credit Facility.

We are required to ensure that the total Restricted Payments (as defined in the Second Amended and Restated Credit Agreement) in an aggregate amount in any fiscal year, does not exceed the greater of (i) 95% of Adjusted Funds from Operations (as defined in the Second Amended and Restated Credit Agreement) and (ii) the amount of Restricted Payments required in order for us to maintain our REIT status. Restricted Payments include quarterly dividends and the total amount of shares repurchased by us, if any, in excess of $100.0 million per year.

Obligations under the New Senior Credit Facility may be declared immediately due and payable upon the occurrence of certain events of default as defined in the Second Amended and Restated Credit Agreement, including failure to pay any principal when due and payable, failure to pay interest within five business days after becoming due, failure to comply with any covenant, representation or condition of any loan document, any change of control, cross-defaults, and certain other events as set forth in the New Senior Credit Facility, with grace periods in some cases.

At January 31, 2014, we had drawn $765.0 million on the New Senior Credit Facility to repay and terminate our Prior Senior Credit Facility, our Unsecured Term Loan and CPA®:16 – Global’s line of credit.

See Note 20 for further information about our indebtedness.

W. P. Carey 2013 10-K – 47

Cash Requirements

During the next 12 months, we expect that cash payments will include paying distributions to our stockholders and to our affiliates who hold noncontrolling interests in entities we control and making scheduled mortgage loan principal payments, including mortgage balloon payments totaling $216.1 million, as well as other normal recurring operating expenses. We currently expect to use the proceeds from our New Senior Credit Facility to pay off these maturing mortgage loans. There are no mortgage balloon payments due on our equity investments during the next 12 months.

As discussed in Note 20, we paid merger consideration of approximately $1.3 million in cash to CPA®:16 – Global’s stockholders for their fractional shares. We also used proceeds from the New Senior Credit Facility to repay CPA®:16 – Global’s line of credit.

We expect to fund future investments, built-to-suit commitments, any capital expenditures on existing properties, scheduled debt maturities on non-recourse mortgage loans and any loans to CWI and CPA®:18 – Global through cash generated from operations, the use of our cash reserves or unused amounts on our New Senior Credit Facility and equity or debt offerings.

Projected Impact of the CPA®:16 Merger

The CPA®:16 Merger is expected to have the following impact on our results of operations in 2014 as compared to 2013 (in thousands):

•
An increase in annual Lease revenues and property level cash flow (cash rental income less non-reimbursable property expenses) of approximately $324.6 million and $317.5 million, respectively, due to the properties we acquired from CPA®:16 – Global;

•
A decrease in annual Asset management revenue from affiliates of approximately $18.1 million as a result of purchasing the properties from CPA®:16 – Global, which decreased the asset base from which we earn asset management revenue;

•	A reduction in annual Net income from equity investments in real estate and the Managed REITs of approximately $25.7 million as a result of consolidating CPA®:16 – Global after the CPA®:16 Merger;

•
A reduction in annual Net income from equity investments in real estate and the Managed REITs of approximately $12.0 million as a result of purchasing the remaining interests in eight jointly-owned investments and increasing ownership interest in one additional investment. Subsequent to the CPA®:16 Merger, we consolidate these investments;

•
An increase in annual Net income from equity investments in real estate and the Managed REITs of approximately $8.1 million as a result of increasing ownership interest in one jointly-owned investment and purchasing CPA®:16 – Global’s interests in two jointly-owned investments;

•	An increase in annual Interest expense of approximately $82.4 million as a result of assuming the mortgage loans from CPA®:16 – Global; and

•	A net increase in annual Interest expense of approximately $3.0 million as a result of drawing down on our New Senior Credit Facility to repay CPA®:16 – Global’s line of credit.

W. P. Carey 2013 10-K – 48

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at December 31, 2013 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$1,504,698	$260,086	$324,749	$335,194	$584,669
Unsecured Term Loan — principal (c)	300,000	300,000	—	—	—
Senior Credit Facility — principal (b)	275,000	275,000	—	—	—
Interest on borrowings (d)	354,895	77,191	111,063	72,426	94,215
Build-to-suit commitments	61,093	61,093	—	—	—
Operating and other lease commitments (e)	30,347	3,029	6,165	6,443	14,710
Property improvement commitments	6,493	6,493	—	—	—
	$2,532,526	$982,892	$441,977	$414,063	$693,594

___________

(a)	Excludes an unamortized discount of $12.3 million (Note 12).

(b)
Our $625.0 million Prior Senior Credit Facility was scheduled to mature in December 2014. Amount in the table includes borrowings under our Revolver and $175.0 million outstanding under the Term Loan Facility. The Prior Senior Credit Facility was replaced with the New Senior Credit Facility in January 2014 (Note 20).

(c)	Our $300.0 million Unsecured Term Loan was scheduled to mature in July 2014 but was repaid in full with borrowings under the New Senior Credit Facility and terminated in January 2014 (Note 20).

(d)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at December 31, 2013.

(e)
Operating and other lease commitments consist primarily of the future minimum rents payable on the lease for our principal offices. We are reimbursed by the Managed REITs for their share of the future minimum rents pursuant to their respective advisory agreements with us. These amounts are allocated among the entities based on gross revenues and are adjusted quarterly.

Amounts in the table above relate to our foreign operations are based on the exchange rate of the local currencies at December 31, 2013, which consisted primarily of the euro. At December 31, 2013, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

W. P. Carey 2013 10-K – 49

Equity Method Investments

We have investments in unconsolidated investments that own single-tenant properties net leased to companies. Generally, the underlying investments are jointly-owned with our affiliates. Summarized financial information for these investments and our ownership interest in the investments at December 31, 2013 is presented below. Cash requirements with respect to our share of these debt obligations are discussed above under Cash Requirements. Summarized financial information provided represents the total amounts attributable to the investments and does not represent our proportionate share (dollars in thousands):

	Ownership Interest at		Total Third-
Lessee	December 31, 2013	Total Assets	Party Debt	Maturity Date
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (a)	33%	$44,924	$19,515	8/2015
Del Monte Corporation (c)	50%	12,274	10,535	8/2016
Consolidated Systems, Inc. (c)	60%	15,917	10,798	11/2016
SaarOTEC (a) (c)	50%	6,121	9,247	1/2017
Hellweg Die Profi-Baumärkte GmbH & Co. KG (Hellweg 2) (a) (c)	38%	410,455	336,157	1/2017
Wanbishi Archives Co. Ltd (b)	3%	39,925	24,700	12/2017
The New York Times Company	18%	249,730	115,507	3/2018
Advanced Micro Devices (c)	33%	83,265	54,091	9/2017
C1000 Logistiek Vastgoed B. V. (a)	15%	192,348	95,608	3/2020
PetSmart, Inc. (c)	30%	21,300	19,271	9/2021
Builders FirstSource, Inc. (c)	40%	9,889	—	N/A
The Upper Deck Company (c)	50%	21,788	—	N/A
Schuler A.G. (a) (c)	67%	70,232	—	N/A
		$1,178,168	$695,429

___________

(a)	Dollar amounts shown are based on the exchange rate of the euro at December 31, 2013.

(b)	Dollar amounts shown are based on the exchange rate of the Japanese yen at December 31, 2013.

(c)	Subsequent to the CPA®:16 Merger in January 2014, we consolidate these wholly-owned or majority-owned investments (Note 20).

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

W. P. Carey 2013 10-K – 50

or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are listed below.

Accounting for Acquisitions

In connection with our acquisition of properties, we allocate the purchase price to tangible and intangible assets and liabilities acquired based on their estimated fair values. We determine the value of tangible assets, consisting of land and buildings and record intangible assets, including the above- and below-market value of leases, and the value of in-place leases, at their estimated fair values.

Tangible Assets

We determine the value attributed to tangible assets and additional investments in equity interests by applying a discounted cash flow model that is intended to approximate both what a third party would pay to purchase the vacant property and rent at current estimated market rates at a selected capitalization rate. In applying the model, we assume that the disinterested party would sell the property at the end of an estimated market lease term. Assumptions used in the model are property-specific where this information is available; however, when certain necessary information is not available, we use available regional and property-type information. Assumptions and estimates include the following:

•	a discount rate or internal rate of return;

•	the marketing period necessary to put a lease in place;

•	carrying costs during the marketing period;

•	leasing commissions and tenant improvement allowances;

•	market rents and growth factors of these rents; and

•	a market lease term and a capitalization rate to be applied to an estimate of market rent at the end of the market lease term.

The discount rates and residual capitalization rates used to value the properties are selected based on several factors, including:

•	the creditworthiness of the lessees;

•	industry surveys;

•	property type;

•	property location and age;

•	current lease rates relative to market lease rates; and

•	anticipated lease duration.

In the case where a tenant has a purchase option deemed to be favorable to the tenant, or the tenant has long-term renewal options at rental rates below estimated market rental rates, we assume the exercise of such purchase option or long-term renewal options in the determination of residual value.

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

W. P. Carey 2013 10-K – 51

Intangible Assets

When we acquire properties subject to net leases, we determine the value of above- and below-market lease intangibles based on the difference between (i) the contractual rents to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or a similar property, both of which are measured over a period equal to the estimated lease term, which includes any renewal options with rental rates below estimated market rental rates. We discount the difference between the estimated market rent and contractual rent to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired, which includes a consideration of the credit of the lessee. Estimates of market rent are generally determined by us relying in part upon a third-party appraisal obtained in connection with the property acquisition and can include estimates of market rent increase factors, which are generally provided in the appraisal or by local real estate brokers. We measure the fair value of below-market purchase option liabilities we acquire as the excess of the present value of the fair value of the real estate over the present value of the tenant’s exercise price.

We evaluate the specific characteristics of each tenant’s lease and any pre-existing relationship with each tenant in determining the value of in-place lease intangibles. To determine the value of in-place lease intangibles, we consider the following:

•	estimated market rent;

•	estimated lease term including renewal options at rental rates below estimated market rental rates;

•	estimated carrying costs of the property during a hypothetical expected lease-up period; and

•	current market conditions and costs to execute similar leases, including tenant improvement allowances and rent concessions.

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

Debt

When we acquire leveraged properties, the fair value of debt instruments assumed is determined using a discounted cash flow model with rates that take into account the credit of the tenants, where applicable, and interest rate risk. Such resulting premium or discount is amortized over the remaining term of the obligation. We also consider the value of the underlying collateral taking into account the quality of the collateral, the credit quality of the tenant, the time until maturity and the current interest rate.

Goodwill

In the case of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired and assumed, respectively, represents goodwill. We allocate goodwill to the respective reporting units in which such goodwill arose.

Impairments

We periodically assess whether there are any indicators that the value of our long-lived and indefinite-lived assets, including goodwill, may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, the vacancy of a property that is not subject to a lease; a lease default by a tenant that is experiencing financial difficulty; the termination of a lease by a tenant; or the rejection of a lease in a bankruptcy proceeding. We may incur impairment charges on real estate, direct financing leases, assets held for sale and equity investments in real estate. We may also incur impairment charges on marketable securities and goodwill. Estimates and judgments used when evaluating whether these assets are impaired are presented below.

Real Estate

For real estate assets that we intend to hold and use in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the future net undiscounted cash flow that we expect the property’s asset group will

W. P. Carey 2013 10-K – 52

generate, including any estimated proceeds from the eventual sale of the property’s asset group. The undiscounted cash flow analysis requires us to make our best estimate of market rents, residual values and holding periods. We estimate market rents and residual values using market information from outside sources such as broker quotes or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value. As our investment objective is to hold properties on a long-term basis, holding periods used in the undiscounted cash flow analysis are approximately ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining our estimate of future cash flows. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the carrying value of the property’s asset group is considered not recoverable. We then measure the impairment loss as the excess of the carrying value of the property’s asset group over its estimated fair value. The property’s asset group’s estimated fair value is primarily determined using market information from outside sources such as broker quotes or recent comparable sales.

Assets Held for Sale

We classify real estate assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we carry the investment at the lower of its current carrying value or the expected sale price, less estimated costs to sell. We base the expected sale price on the contract and the estimated costs to sell on information provided by brokers and legal counsel. We then compare the asset’s expected sales price, less estimated costs to sell to its carrying value, and if the expected sales price, less estimated costs to sell is less than the property’s carrying value, we reduce the carrying value to the expected sales price, less estimated costs to sell. We will continue to review the initial impairment for subsequent changes in the expected sales price, and may recognize an additional impairment charge if warranted.

Direct Financing Leases

We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information and third-party estimates where available. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge.

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

Equity Investments in Real Estate and the Managed REITs

We evaluate our equity investments in real estate and in the Managed REITs on a periodic basis to determine if there are any indicators that the value of our equity investments may be impaired and to establish whether or not that impairment is other-than-temporary. To the extent impairment has occurred, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by multiplying the estimated fair value of the underlying investment’s net assets by our ownership interest percentage. For our equity investments in real estate, we calculate the estimated fair value of the underlying investment’s real estate or net investment in direct financing lease as described in Real Estate and Direct Financing Leases above. The fair value of the underlying investment’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying investment’s other financial assets and liabilities (excluding net investment in direct financing leases) have fair values that approximate their carrying values. For our investments in certain Managed REITs, we calculate the estimated fair value of our investment using the most recently published net asset value per share, or NAV, of each Managed REIT, which for CPA®:18 – Global is deemed to be the initial public offering price through December 31, 2013.

Goodwill

We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event using a two-step process. To identify any impairment, we first compare the estimated fair value of each of our reporting units with their respective carrying amount, including goodwill. We calculate the estimated fair value of the Investment Management reporting unit by applying a price-to-EBITDA multiple to earnings. For both reporting units, the multiples are based on comparable companies. For the Real Estate Ownership reporting unit, we calculate its estimated fair value by applying an AFFO multiple.

W. P. Carey 2013 10-K – 53

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

Our annual impairment test for the goodwill recorded in our Investment reporting unit is evaluated in the fourth quarter of every year. As discussed in Note 3 in the accompanying consolidated financial statements, in connection with the CPA®:15 Merger we recorded goodwill in our Real Estate Ownership reporting unit. Prior to the CPA®:15 Merger, there was no goodwill recorded in our Real Estate Ownership reporting unit. We initially elected to evaluate the goodwill recorded in our Real Estate Ownership reporting unit in the second quarter of every year. During the fourth quarter of 2013, we elected to change the date of our annual impairment test for goodwill in our Real Estate Ownership reporting unit from the second quarter to the fourth quarter of every year. In connection with the CPA®:16 Merger in January 2014, we recorded additional goodwill in our Real Estate Ownership reporting unit.

Proposed Accounting Changes

The following proposed accounting changes may potentially impact our Real Estate Ownership and Investment Management segments if the outcome has a significant influence on sale-leaseback demand in the marketplace:

The IASB and FASB, or the Boards, have issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize. In May 2013, the Boards issued a revised exposure draft for public comment and the comment period ended in September 2013. . In January 2014, the Boards began their redeliberations of the proposals included in the May 2013 Exposure Draft based on the comments received. As of the date of this Report, the proposed guidance has not yet been finalized, and as such we are unable to determine whether this proposal will have a material impact on our business.

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

Funds from Operations — as Adjusted

Funds from Operations, or FFO, is a non-GAAP measure defined by the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines FFO as net income or loss (as computed in accordance with GAAP) excluding: depreciation and amortization expense from real estate assets, impairment charges on real estate, gains or losses from sales of depreciated real estate assets and extraordinary items; however, FFO related to assets held for sale, sold or otherwise transferred and included in the results of discontinued operations are included. These adjustments also incorporate the pro rata share of unconsolidated subsidiaries. FFO is used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers. Although NAREIT has published this definition of FFO, companies often modify this definition as they seek to provide financial measures that meaningfully reflect their distinctive operations.

W. P. Carey 2013 10-K – 54

We modify the NAREIT computation of FFO to include other adjustments to GAAP net income to adjust for certain non-cash charges such as amortization of real estate-related intangibles, deferred income tax benefits and expenses, straight-line rents, stock compensation, gains or losses from extinguishment of debt and deconsolidation of subsidiaries and unrealized foreign currency exchange gains and losses. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. Additionally, we exclude acquisition expenses and non-core expenses such as merger and restructuring expenses. Merger expenses are related to the CPA®:15 Merger and the CPA®:16 Merger, and restructuring expenses are related to the restructuring of Hellweg 2. We also exclude realized gains/losses on foreign exchange and derivatives, which are not considered fundamental attributes of our business plan and do not affect our overall long-term operating performance. We refer to our modified definition of FFO as AFFO. We exclude these items from GAAP net income as they are not the primary drivers in our decision making process and excluding those items provides investors a view of our portfolio performance over time and make it more comparable to other REITs which are currently not engaged in acquisitions, mergers and restructuring which are not part of our normal business operations. We use AFFO as one measure of our operating performance when we formulate corporate goals, evaluate the effectiveness of our strategies, and determine executive compensation.

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

W. P. Carey 2013 10-K – 55

FFO and AFFO were as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Real Estate Ownership
Net income from Real Estate Ownership attributable to W. P. Carey	$94,515	$44,895	$86,280
Adjustments:
Depreciation and amortization of real property	121,730	45,982	25,324
Impairment charges	13,156	22,962	10,473
(Gain) loss on sale of real estate, net	(39,711)	2,676	3,391
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	10,588	5,545	5,257
Impairment charges	—	—	1,090
(Gain) loss on sale of real estate, net	(16,456)	(15,233)	34
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	5,783	(5,504)	(1,984)
Total adjustments	95,090	56,428	43,585
FFO (as defined by NAREIT) - Real Estate Ownership	189,605	101,323	129,865
Adjustments:
Gain on change in control of interests (a)(b)	—	(20,734)	(27,859)
Gain on deconsolidation of a subsidiary	—	—	(1,008)
Loss on extinguishment of debt	1,189	—	—
Other (gains) losses, net	(399)	(2)	25
Other depreciation, amortization and non-cash charges	(334)	(1,662)	176
Stock-based compensation	347	211	220
Deferred tax benefit	(5,555)	(2,745)	(3,184)
Acquisition expenses (c)	4,074	—	—
Realized losses on foreign currency, derivatives and other (d)	724	828	—
Amortization of deferred financing costs	2,565	1,843	—
Straight-line and other rent adjustments	(8,019)	(4,446)	(4,255)
Above- and below-market rent intangible lease amortization, net (d)	29,197	7,696	—
CPA®:15 Merger and CPA®:16 Merger expenses (e)	5,030	41,338	—
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at AFFO:
Other depreciation, amortization and non-cash charges	691	624	—
Straight-line rent and other rent adjustments	(516)	(1,468)	(1,641)
Above- and below-market rent intangible lease amortization, net	1,086	163	—
AFFO adjustments to equity earnings from equity investments	41,587	37,234	10,137
Hellweg 2 restructuring (f)	8,357	—	—
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	(5,972)	(692)	272
Total adjustments	74,052	58,188	(27,117)
AFFO - Real Estate Ownership	$263,657	$159,511	$102,748

Investment Management
Net income from Investment Management attributable to W. P. Carey	$4,361	$17,237	$52,799
FFO (as defined by NAREIT) - Investment Management	4,361	17,237	52,799
Adjustments:
Other depreciation, amortization and other non-cash charges	1,050	961	3,791
Stock-based compensation	36,848	25,841	17,496
Deferred tax (benefit) expense	(13,815)	(24,055)	12,019
Impairment charge on marketable security	553	—	—
Realized gains on foreign currency (d)	(7)	(61)	—
Amortization of deferred financing costs (d)	1,504	1,197	—
Total adjustments	26,133	3,883	33,306
AFFO - Investment Management	$30,494	$21,120	$86,105

Total Company
FFO - as defined by NAREIT	$193,966	$118,560	$182,664
AFFO	$294,151	$180,631	$188,853

W. P. Carey 2013 10-K – 56

__________

(a)
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

(c)	Prior to the second quarter of 2013, this amount was insignificant and therefore not included in the AFFO calculation.

(d)	These adjustments were not significant prior to the CPA®:15 Merger, therefore, they were not included in the calculation of AFFO in 2011.

(e)	Amount for the year ended December 31, 2012 included $31.7 million of general and administrative expenses and $9.6 million of income tax expenses incurred in connection with the CPA®:15 Merger.

(f)	In connection with the Hellweg 2 restructuring in October 2013, our share of the German real estate transfer tax incurred by Hellweg 2 was $8.4 million (Note 7).

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

W. P. Carey 2013 10-K – 57

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk

The fair value of our real estate and related fixed rate debt obligations is subject to fluctuations based on changes in interest rates. The carrying value of our real estate and related fixed rate debt obligations is subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our owned and managed assets to decrease, which would create lower revenues from managed assets and lower investment performance for the managed funds. Increases in interest rates may also have an impact on the credit profile of certain tenants.

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable-rate debt service obligations of the loan to a fixed rate or limit the underlying interest rate from exceeding a specified strike rate, respectively. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At December 31, 2013, we estimated that the net fair value of our interest rate swaps and caps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $13.1 million (Note 11).

At December 31, 2013, a significant portion (approximately 89%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The effective annual interest rates on our fixed-rate debt at December 31, 2013 ranged from 2.7% to 7.8%. The annual interest rates on our variable-rate debt at December 31, 2013 ranged from 1.3% to 7.6%. Our debt obligations are more fully described under Financial Condition in Item 7 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2013 (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total	Fair value
Fixed-rate debt (a)	$143,262	$231,820	$74,058	$117,690	$62,096	$523,018	$1,151,944	$1,134,823
Variable-rate debt (a)	$691,824	$12,720	$6,150	$8,598	$146,811	$61,651	$927,754	$917,674
 ___________

(a)	Amounts are based on the exchange rate at December 31, 2013, as applicable. As described in Note 20, the Prior Senior Credit Facility and Unsecured Term Loan were repaid in January 2014.

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or that has been subject to interest rate caps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this

W. P. Carey 2013 10-K – 58

debt at December 31, 2013 by an aggregate increase of $54.8 million or an aggregate decrease of $52.4 million, respectively. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed-rates at December 31, 2013 would increase or decrease by $6.0 million for each respective 1% change in annual interest rates. As more fully described under Financial Condition — Summary of Financing in Item 7 above, a portion of the debt classified as variable-rate debt in the tables above bore interest at fixed rates at December 31, 2013 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. Such debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own investments in the European Union and Asia and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro and the British pound sterling, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing our debt service obligation on an investment in the same currency as the tenant’s rental obligation to us. This reduces our overall exposure to the net cash flow from that investment. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of various foreign currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the year ended December 31, 2013, we recognized net realized loss and unrealized foreign currency transaction gain of $0.2 million and $1.6 million, respectively. These losses and gains are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the euro on accrued interest receivable on notes receivable from consolidated subsidiaries.

We enter into foreign currency forward contracts to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. The net estimated fair value of our foreign currency forward contracts, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a liability position of $7.1 million at December 31, 2013. We obtain non-recourse mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our consolidated foreign operations as of December 31, 2013, during each of the next five years and thereafter, are as follows (in thousands):

Lease Revenues (a)	2014	2015	2016	2017	2018	Thereafter	Total
Euro	$100,462	$86,633	$72,291	$62,946	$62,767	$423,585	$808,684
British pound sterling	6,109	6,108	6,109	6,109	6,163	74,063	104,661
	$106,571	$92,741	$78,400	$69,055	$68,930	$497,648	$913,345

Scheduled debt service payments (principal and interest) for mortgage notes payable for our consolidated foreign operations as of December 31, 2013 during each of the next five years and thereafter, are as follows (in thousands):

Debt service (a) (b)	2014	2015	2016	2017	2018	Thereafter	Total
Euro (c)	$221,863	$190,162	$28,868	$14,269	$154,738	$76,340	$686,240
British pound sterling (d)	841	11,287	—	—	—	—	12,128
	$222,704	$201,449	$28,868	$14,269	$154,738	$76,340	$698,368

__________

(a)
 Amounts are based on the applicable exchange rates at rents, exclusive of renewals, under non-cancelable operating leases, for our consolidated foreign operations as of December 31, 2013. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)
Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at rents, exclusive of renewals, under non-cancelable operating leases, for our consolidated foreign operations as of December 31, 2013.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property level cash flow at rents, exclusive of renewals, under non-cancelable operating leases, for our consolidated foreign operations as of December 31, 2013 of $1.2 million.

W. P. Carey 2013 10-K – 59

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property level cash flow at rents, exclusive of renewals, under non-cancelable operating leases, for our consolidated foreign operations as of December 31, 2013 of $0.9 million.

As a result of scheduled balloon payments on our international non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2014, 2015 and 2018. In 2014, 2015 and 2018 balloon payments totaling $175.9 million, $99.5 million and $143.7 million, respectively, are due on seven, five and three non-recourse mortgage loans, respectively, that are collateralized by properties that we own with affiliates. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If that has not occurred, we would expect to use our cash resources, including unused capacity on our new line of credit, to make these payments, if necessary.

W. P. Carey 2013 10-K – 60

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

W. P. Carey 2013 10-K – 61

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of W. P. Carey Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of W. P. Carey Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 3, 2014

W. P. Carey 2013 10-K – 62

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2013	2012
Assets
Investments in real estate:
Real estate, at cost (inclusive of $78,782 and $78,745, respectively, attributable to variable interest entities, or VIEs)	$2,516,325	$2,334,488
Operating real estate, at cost	6,024	99,703
Accumulated depreciation (inclusive of $18,238 and $16,110, respectively, attributable to VIEs)	(168,958)	(136,068)
Net investments in properties	2,353,391	2,298,123
Net investments in direct financing leases (inclusive of $18,089 and $23,921, respectively, attributable to VIEs)	363,420	376,005
Assets held for sale	86,823	1,445
Equity investments in real estate and the Managed REITs	530,020	565,626
Net investments in real estate	3,333,654	3,241,199
Cash and cash equivalents (inclusive of $37 and $17, respectively, attributable to VIEs)	117,519	123,904
Due from affiliates	32,034	36,002
Goodwill	350,208	329,132
In-place lease intangible assets, net (inclusive of $3,385 and $3,823, respectively, attributable to VIEs)	467,127	447,278
Above-market rent intangible assets, net (inclusive of $2,544 and 2,773, respectively, attributable to VIEs)	241,975	279,885
Other assets, net (inclusive of $4,246 and $4,529, respectively, attributable to VIEs)	136,433	151,642
Total assets	$4,678,950	$4,609,042
Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of $29,042 and $30,326, respectively, attributable to VIEs)	$1,492,410	$1,715,397
Senior credit facility and unsecured term loan	575,000	253,000
Below-market rent and other intangible liabilities (inclusive of $3,481 and $3,887, respectively, attributable to VIEs)	128,202	106,448
Accounts payable, accrued expenses and other liabilities (inclusive of $2,988 and $3,772, respectively, attributable to VIEs)	161,369	158,684
Income taxes, net	44,056	24,959
Distributions payable	67,746	45,700
Total liabilities	2,468,783	2,304,188
Redeemable noncontrolling interest	7,436	7,531
Redeemable securities - related party	—	40,000
Commitments and contingencies (Note 13)
Equity:
W. P. Carey stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 69,299,949 and 68,901,933 shares issued, respectively; and 68,266,570 and 68,485,525 shares outstanding, respectively	69	69
Additional paid-in capital	2,256,503	2,175,820
Distributions in excess of accumulated earnings	(318,577)	(172,182)
Deferred compensation obligation	11,354	8,358
Accumulated other comprehensive income (loss)	15,336	(4,649)
Less: treasury stock at cost, 1,033,379 and 416,408 shares, respectively	(60,270)	(20,270)
Total W. P. Carey stockholders’ equity	1,904,415	1,987,146
Noncontrolling interests	298,316	270,177
Total equity	2,202,731	2,257,323
Total liabilities and equity	$4,678,950	$4,609,042

See Notes to Consolidated Financial Statements.

W. P. Carey 2013 10-K – 63

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenues
Lease revenues:
Rental income	$262,330	$104,079	$49,618
Interest income from direct financing leases	37,294	15,217	10,278
Total lease revenues	299,624	119,296	59,896
Reimbursed costs from affiliates	73,572	98,245	64,829
Structuring revenue from affiliates	46,589	48,355	46,831
Asset management revenue from affiliates	42,670	56,666	66,808
Other real estate income	16,341	9,885	7,168
Dealer manager fees from affiliates	10,856	19,914	11,664
Incentive, termination and subordinated disposition revenue from affiliates	199	—	52,515
	489,851	352,361	309,711
Operating Expenses
Depreciation and amortization	121,822	44,427	20,481
General and administrative	84,112	86,916	75,850
Reimbursable costs	73,572	98,245	64,829
Stock-based compensation expenses	37,280	26,241	17,750
Property expenses	20,840	11,534	8,852
Merger and acquisition expenses	9,230	31,639	33
Other real estate expenses	556	489	478
Impairment charges	5,294	—	(1,365)
	352,706	299,491	186,908
Other Income and Expenses
Net income from equity investments in real estate and the Managed REITs	52,731	62,392	51,228
Other income and (expenses)	7,997	3,396	4,579
Other interest income	1,092	1,332	1,996
Gain on change in control of interests	—	20,744	27,859
Interest expense	(103,728)	(46,448)	(18,210)
	(41,908)	41,416	67,452
Income from continuing operations before income taxes	95,237	94,286	190,255
Provision for income taxes	(1,252)	(6,772)	(37,214)
Income from continuing operations	93,985	87,514	153,041
Discontinued Operations
Gain (loss) on sale of real estate, net of tax	40,043	(5,015)	(3,391)
Income from operations of discontinued properties, net of tax	8,967	3,242	318
Gain on deconsolidation of a subsidiary, net of tax	—	—	1,008
Impairment charges, net of tax	(8,415)	(22,962)	(11,838)
Loss on extinguishment of debt, net of tax	(2,415)	—	—
Income (loss) from discontinued operations, net of tax	38,180	(24,735)	(13,903)
Net Income	132,165	62,779	139,138
Net (income) loss attributable to noncontrolling interests	(32,936)	(607)	1,864
Net income attributable to redeemable noncontrolling interests	(353)	(40)	(1,923)
Net Income Attributable to W. P. Carey	$98,876	$62,132	$139,079
Basic Earnings Per Share
Income from continuing operations attributable to W. P. Carey	$1.22	$1.83	$3.78
Income (loss) from discontinued operations attributable to W. P. Carey	0.21	(0.53)	(0.34)
Net Income Attributable to W. P. Carey	$1.43	$1.30	$3.44
Diluted Earnings Per Share
Income from continuing operations attributable to W. P. Carey	$1.21	$1.80	$3.76
Income (loss) from discontinued operations attributable to W. P. Carey	0.20	(0.52)	(0.34)
Net Income Attributable to W. P. Carey	$1.41	$1.28	$3.42
Weighted Average Shares Outstanding
Basic	68,691,046	47,389,460	39,819,475
Diluted	69,708,008	48,078,474	40,098,095
Amounts Attributable to W. P. Carey
Income from continuing operations, net of tax	$84,637	$87,571	$153,011
Income (loss) from discontinued operations, net of tax	14,239	(25,439)	(13,932)
Net Income	$98,876	$62,132	$139,079

See Notes to Consolidated Financial Statements.

W. P. Carey 2013 10-K – 64

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Net Income	$132,165	$62,779	$139,138
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	21,835	7,809	(1,796)
Realized and unrealized gain (loss) on derivative instruments	20	(2,262)	(3,588)
Change in unrealized depreciation on marketable securities	—	(7)	(11)
	21,855	5,540	(5,395)
Comprehensive Income	154,020	68,319	133,743

Amounts Attributable to Noncontrolling Interests
Net (income) loss	(32,936)	(607)	1,864
Foreign currency translation adjustments	(1,883)	(1,676)	346
Comprehensive (income) loss attributable to noncontrolling interests	(34,819)	(2,283)	2,210
Amounts Attributable to Redeemable Noncontrolling Interest
Net income	(353)	(40)	(1,923)
Foreign currency translation adjustments	13	(6)	5
Comprehensive income attributable to redeemable noncontrolling interests	(340)	(46)	(1,918)
Comprehensive Income Attributable to W. P. Carey	$118,861	$65,990	$134,035

See Notes to Consolidated Financial Statements.

W. P. Carey 2013 10-K – 65

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2013, 2012 and 2011
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
					Distributions		Accumulated
	Common Stock			Additional	in Excess of	Deferred	Other		Total
	No Par Value	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	Treasury	W. P. Carey	Noncontrolling
	Shares	Shares	Amount	Capital	Earnings	Obligation	Income (Loss)	Stock	Stockholders	Interests	Total
Balance at January 1, 2011	39,454,847			$763,734	$(145,769)	$10,511	$(3,463)		$625,013	$40,461	$665,474
Exercise of stock options and employee purchase under the employee share purchase plan	45,674			1,488					1,488		1,488
Grants issued in connection with services rendered	5,285					700			700		700
Shares issued under share incentive plans	576,148								—		—
Contributions									—	3,223	3,223
Forfeitures of shares	(3,562)			(274)					(274)		(274)
Distributions declared ($2.19 per share)					(88,356)	301			(88,055)		(88,055)
Distributions to noncontrolling interests									—	(6,000)	(6,000)
Windfall tax benefits - share incentive plans				2,569					2,569		2,569
Stock-based compensation expenses				21,739		(4,449)			17,290		17,290
Repurchase and retirement of shares	(349,374)			(4,761)					(4,761)		(4,761)
Redemption value adjustment				455					455		455
Purchase of noncontrolling interest				(5,879)					(5,879)	(1,612)	(7,491)
Net income					139,079				139,079	(1,864)	137,215
Other comprehensive loss:
Foreign currency translation adjustments							(1,445)		(1,445)	(387)	(1,832)
Realized and unrealized loss on derivative instruments							(3,588)		(3,588)		(3,588)
Change in unrealized depreciation on marketable securities							(11)		(11)		(11)
Balance at December 31, 2011	39,729,018	—	—	779,071	(95,046)	7,063	(8,507)	—	682,581	33,821	716,402
Exchange of shares of W. P. Carey & Co. LLC for shares of W. P. Carey Inc. in connection with the CPA®:15 Merger	(39,834,827)	39,834,827	40	(40)					—		—
Shares issued to stockholders of CPA®:15 in connection with the CPA®:15 Merger		28,170,643	28	1,380,333					1,380,361		1,380,361
Purchase of noncontrolling interests in connection with the Merger				(154)					(154)	237,513	237,359
Reclassification of Estate Shareholders shares				(40,000)					(40,000)		(40,000)
Exercise of stock options and employee purchase under the employee share purchase plan	30,993	13,768		1,553					1,553		1,553
Cash proceeds on issuance of shares to third party		937,500	1	44,999					45,000		45,000
Grants issued in connection with services rendered	427,425	3,822							—		—
Shares issued under share incentive plans	238,728	27,044		646					646		646
Contributions									—	3,291	3,291
Forfeitures of shares	(29,919)								—		—
Windfall tax benefits - share incentive plans				10,185					10,185		10,185
Stock-based compensation expenses				25,067		971			26,038		26,038
Redemption value adjustment				(840)					(840)		(840)
Distributions to noncontrolling interests									—	(6,649)	(6,649)
Distributions declared ($2.44 per share)					(139,268)	324			(138,944)		(138,944)
Purchase of treasury stock from related parties	(561,418)	(416,408)						(45,270)	(45,270)		(45,270)
Cancelation of shares		(85,671)		(25,000)				25,000	—		—
Net income					62,132				62,132	607	62,739
Other comprehensive income (loss):
Foreign currency translation adjustments							6,127		6,127	1,594	7,721
Realized and unrealized loss on derivative instruments							(2,262)		(2,262)		(2,262)
Change in unrealized depreciation on marketable securities							(7)		(7)		(7)
Balance at December 31, 2012	—	68,485,525	69	2,175,820	(172,182)	8,358	(4,649)	(20,270)	1,987,146	270,177	2,257,323

(Continued)

W. P. Carey 2013 10-K – 66

W. P. CAREY INC.

CONSOLIDATED STATEMENTS OF EQUITY (Continued)
Years Ended December 31, 2013, 2012 and 2011

(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
					Distributions		Accumulated
	Common Stock			Additional	in Excess of	Deferred	Other		Total
	No Par Value	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	Treasury	W. P. Carey	Noncontrolling
	Shares	Shares	Amount	Capital	Earnings	Obligation	Income (Loss)	Stock	Stockholders	Interests	Total
Balance at January 1, 2013	—	68,485,525	$69	$2,175,820	$(172,182)	$8,358	$(4,649)	$(20,270)	$1,987,146	$270,177	$2,257,323
Reclassification of Estate Shareholders’ shares from temporary equity to permanent equity				40,000					40,000		40,000
Exercise of stock options and employee purchase under the employee share purchase plan		55,423		2,312					2,312		2,312
Grants issued in connection with services rendered		295,304							—		—
Shares issued under share incentive plans		47,289		(9,183)					(9,183)		(9,183)
Contributions from noncontrolling interests									—	65,145	65,145
Windfall tax benefits - share incentive plans				12,817					12,817		12,817
Stock-based compensation expenses				34,737		2,459			37,196		37,196
Distributions to noncontrolling interests									—	(71,820)	(71,820)
Distributions declared ($3.39 per share)					(245,271)	537			(244,734)		(244,734)
Purchase of treasury stock from related party		(616,971)						(40,000)	(40,000)		(40,000)
Foreign currency translation									—	(5)	(5)
Net income					98,876				98,876	32,936	131,812
Other comprehensive income (loss):
Foreign currency translation adjustments							19,965		19,965	1,883	21,848
Realized and unrealized loss on derivative instruments							20		20		20
Balance at December 31, 2013	—	68,266,570	$69	$2,256,503	$(318,577)	$11,354	$15,336	$(60,270)	$1,904,415	$298,316	$2,202,731

See Notes to Consolidated Financial Statements.

W. P. Carey 2013 10-K – 67

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash Flows — Operating Activities
Net income	$132,165	$62,779	$139,138
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	140,316	55,114	29,616
(Income) loss from equity investments in real estate and the Managed REITs in excess of distributions received	(10,177)	(17,271)	310
Straight-line rent and amortization of rent-related intangibles	21,333	2,831	(3,698)
Amortization of deferred revenue	(9,436)	(9,436)	(6,291)
Gain on deconsolidation of a subsidiary	—	—	(1,008)
(Gain) loss on sale of real estate	(39,711)	2,773	3,391
Unrealized (gain) loss on derivatives and others	(7,529)	(1,861)	138
Realized loss (gain) on extinguishment of debt and others	1,375	610	(965)
Management and disposition income received in shares of Managed REITs	(33,572)	(28,477)	(73,936)
Gain on conversion of shares	—	(15)	(3,806)
Gain on change in control of interests	—	(20,794)	(27,859)
Impairment charges	13,709	22,962	10,473
Stock-based compensation expenses	37,195	26,038	17,716
Deferred acquisition revenue received	18,633	21,059	21,546
Increase in structuring revenue receivable	(13,788)	(20,304)	(19,537)
(Increase) decrease in income taxes, net	(21,978)	(6,936)	3,242
Increase in prepaid taxes	(5,967)	(11,341)	(2,998)
Payments for withholding taxes upon delivery of equity-based awards and exercises of stock options	(11,476)	(6,135)	(4,760)
Net changes in other operating assets and liabilities	(3,184)	9,047	(596)
Net Cash Provided by Operating Activities	207,908	80,643	80,116
Cash Flows — Investing Activities
Cash paid to stockholders of CPA®:15 in the CPA®:15 Merger	—	(152,356)	—
Cash acquired in connection with the CPA®:15 Merger	—	178,945	—
Distributions received from equity investments in real estate and the Managed REITs in excess of equity income	58,018	46,294	20,807
Capital contributions to equity investments	(1,945)	(726)	(2,297)
Purchase of interests in CPA®:16 – Global	—	—	(121,315)
Purchases of real estate and equity investments in real estate	(265,383)	(3,944)	(24,315)
Value added taxes, or VAT, refunded in connection with acquisition of real estate	—	—	5,035
Capital expenditures	(14,039)	(6,204)	(13,239)
Proceeds from sale of real estate and equity investments	171,300	73,204	12,516
Funding of short-term loans to affiliates	(15,000)	—	(96,000)
Proceeds from repayment of short-term loans to affiliates	15,000	—	96,000
Funds placed in escrow	(224,122)	(46,951)	(6,735)
Funds released from escrow	267,189	37,832	2,584
Other investing activities, net	2,608	372	875
Net Cash (Used in) Provided by Investing Activities	(6,374)	126,466	(126,084)
Cash Flows — Financing Activities
Distributions paid	(220,395)	(113,867)	(85,814)
Contributions from noncontrolling interests	65,145	3,291	3,223
Distributions paid to noncontrolling interests	(72,059)	(7,314)	(7,258)
Purchase of noncontrolling interest	—	—	(7,502)
Purchase of treasury stock from related party	(40,000)	(45,270)	—
Scheduled payments of mortgage principal	(391,764)	(54,964)	(25,327)
Proceeds from mortgage financing	115,567	23,750	45,491
Proceeds from senior credit facility and unsecured term loan	735,000	300,000	251,410
Repayments of senior credit facility	(413,000)	(280,160)	(160,000)
Payment of financing costs and mortgage deposits, net of deposits refunded	(2,368)	(2,557)	(7,778)
(Return) receipt of tenant security deposits	(1,843)	1,970	—
Proceeds from exercise of stock options and employee purchase under the employee share purchase plan	2,312	51,644	1,488
Windfall tax benefit associated with stock-based compensation awards	12,817	10,185	2,569
Net Cash (Used in) Provided by Financing Activities	(210,588)	(113,292)	10,502
Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash	2,669	790	70
Net (decrease) increase in cash and cash equivalents	(6,385)	94,607	(35,396)
Cash and cash equivalents, beginning of year	123,904	29,297	64,693
Cash and cash equivalents, end of year	$117,519	$123,904	$29,297

See Notes to Consolidated Financial Statements.

W. P. Carey 2013 10-K – 68

W. P. CAREY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Organization

W. P. Carey Inc. is a REIT that provides long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and manages a global investment portfolio. We invest primarily in commercial properties domestically and internationally. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net leased basis, which requires each tenant to pay substantially all of the costs associated with operating and maintaining the property. Through our TRSs, we also earn revenue as the advisor to publicly-owned, non-listed REITs, which are sponsored by us under the Corporate Property Associates brand name and invest in similar properties. At December 31, 2013, we were the advisor to the following CPA® REITs: CPA®:16 – Global, CPA®:17 – Global and CPA®:18 – Global. We were also the advisor to CWI, which acquires interests in lodging and lodging-related properties. At December 31, 2013, we owned and/or managed 1,021 properties domestically and internationally. Our owned portfolio was comprised of our full or partial ownership interest in 418 properties, substantially all of which were net leased to 128 tenants, with an occupancy rate of 98.9%, and totaled approximately 39.5 million square feet. All references to occupancy and square feet are unaudited.

We were formed as a corporation under the laws of Maryland on February 15, 2012. On September 28, 2012, CPA®:15 merged with and into us, with CPA®:15 surviving as an indirect, wholly-owned subsidiary of ours. In connection with the CPA®:15 Merger, W. P. Carey & Co. LLC, our predecessor, which was formed under the laws of Delaware on July 15, 1996, completed an internal reorganization whereby W. P. Carey & Co. LLC and its subsidiaries merged with and into us, with W. P. Carey as the surviving corporation, succeeding to and continuing to operate the existing business of our predecessor. Upon completion of the CPA®:15 Merger and the REIT Reorganization, the shares of our predecessor were delisted from the NYSE and canceled, and our common stock became listed on the NYSE under the same symbol, “WPC.”

On January 31, 2014, CPA®:16 – Global merged with and into us based on a merger agreement, dated as of July 25, 2013 (Note 20).

We have elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code. As a REIT, we are not generally subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We now hold substantially all of our real estate assets attributable to our Real Estate Ownership segment under the REIT structure, while the activities conducted by our Investment Management segment subsidiaries have been organized under TRSs.

Primary Reportable Segments

Real Estate Ownership — We own and invest in commercial properties principally in the U.S. and the European Union that are then leased to companies, primarily on a triple-net lease basis. We may also invest in other properties if opportunities arise. We earn lease revenues from our wholly-owned and co-owned real estate investments. In addition, we generate equity income through co-owned real estate investments that we do not control and our investments in the shares of the Managed REITs (Note 7). Through our special member interests in the operating partnerships of the Managed REITs, we also participate in their cash flows (Note 4).

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

Note 2. Summary of Significant Accounting Policies

Basis of Consolidation

Our consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries. The portion of equity in a consolidated subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements include the historical results of our predecessor prior to the REIT Reorganization and the CPA®:15 Merger.

W. P. Carey 2013 10-K – 69

Notes to Consolidated Financial Statements

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

Additionally, we own interests in single-tenant net lease properties leased to companies through noncontrolling interests in partnerships and limited liability companies that we do not control but over which we exercise significant influence. We account for these investments under the equity method of accounting. At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the jointly-owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits.

In November 2012, we filed a registration statement with the SEC to sell up to $1.0 billion of common stock of CPA®:18 – Global in an initial public offering plus up to an additional $400.0 million of its common stock under a dividend reinvestment plan. This registration statement was declared effective by the SEC on May 7, 2013. Through July 25, 2013, the financial activity of CPA®:18 – Global, which at that time had no significant assets, liabilities or operations, was included in our consolidated financial statements as we owned 100% of its outstanding common stock. On July 25, 2013, upon CPA®:18 – Global reaching its minimum offering proceeds and admitting new stockholders, our ownership of its outstanding common stock was immediately reduced to 8.5%, and we deconsolidated CPA®:18 – Global and began to account for our interests in it under the equity method. As its advisor, we do not exert control over, but we have the ability to exercise significant influence on, CPA®:18 – Global (Note 7).

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The consolidated financial statements included in this Report have been retrospectively adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations and certain adjustments related to purchase price allocation for all periods presented.

Accounting for Acquisitions

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

W. P. Carey 2013 10-K – 70

Notes to Consolidated Financial Statements

evaluate the existence of goodwill or a gain from a bargain purchase. We immediately expense acquisition-related costs and fees associated with business combinations.

Purchase Price Allocation

When we acquire properties with leases classified as operating leases, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values. We determine the value of the tangible assets, consisting of land, buildings, and site improvements, and intangible assets, including the above- and below-market value of leases and the value of in-place leases at their estimated fair values. Land is typically valued utilizing the sales comparison (or market approach). Buildings are valued, as if vacant, using the cost and/or income approach. Site improvements are valued using the cost approach. The fair value of real estate is determined by reference to portfolio appraisals which determines their values, on a property level, by applying a discounted cash flow analysis to the estimated net operating income, or NOI, for each property in the portfolio during the remaining anticipated lease term, and the estimated residual value. The estimated residual value of each property is based on a hypothetical sale of the property upon expiration of a lease factoring in the re-tenanting of such property at estimated current market rental rates, applying a selected capitalization rate and deducting estimated costs of sale. The discount rates and residual capitalization rates used to value the properties are selected based on several factors, including the creditworthiness of the lessees, industry surveys, property type, location and age, current lease rates relative to market lease rates and anticipated lease duration. In the case where a tenant has a purchase option deemed to be materially favorable to the tenant, or the tenant has long-term renewal options at rental rates below estimated market rental rates, the appraisal assumes the exercise of such purchase option or long-term renewal options in its determination of residual value. Where a property is deemed to have excess land, the discounted cash flow analysis includes the estimated excess land value at the assumed expiration of the lease, based upon an analysis of comparable land sales or listings in the general market area of the property grown at estimated market growth rates through the year of lease expiration. For those properties that are under contract for sale, the appraised value of the portfolio reflects the current contractual sale price of such properties. See Real Estate Leased to Others and Depreciation below for a discussion of our significant accounting policies related to tangible assets.

We record above- and below-market lease values for owned properties based on the present value (using a discount rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or equivalent property, both of which are measured over a period equal to the estimated lease term which includes renewal options with rental rates below estimated market rental rates. We amortize the capitalized above-market lease value as a reduction of rental income over the estimated market lease term. We amortize the capitalized below-market lease value as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases. We include the value of below-market leases in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

We measure the fair value of the below-market purchase option liability we acquired in connection with the Merger as the excess of the present value of the fair value of the real estate over the present value of the tenant’s exercise price at the option date.

The value of any in-place lease is estimated to be equal to the property owners’ avoidance of costs necessary to release the property for a lease term equal to the remaining primary in-place lease term and the value of investment grade tenancy. The cost avoidance to the property owners’ of vacancy/leasing costs necessary to lease the property for a lease term equal to the remaining in-place lease term is derived first by determining the in-place lease term on the subject lease. Then, based on our review of the market, the cost to be borne by a property owner to replicate a market lease to the remaining in-place term is estimated. These costs consist of: (i) rent lost during downtime (i.e. assumed periods of vacancy), (ii) estimated expenses that would be incurred by the property owner during periods of vacancy (iii) rent concessions (i.e. free rent) (iv) leasing commissions and (v) tenant improvements allowances given to tenants. We determine these values using our estimates or by relying in part upon third-party appraisals. We amortize the capitalized value of in-place lease intangibles to expense over the remaining initial term of each lease. No amortization period for intangibles will exceed the remaining depreciable life of the building.

If a lease is terminated, we charge the unamortized portion of above- and below-market lease values to lease revenue, and in-place lease and tenant relationship values to amortization expense. We amortize the capitalized value of in-place lease intangibles and tenant relationships to expense over the respective term of each lease.

When we acquire leveraged properties, the fair value of debt instruments assumed is determined using a discounted cash flow model with rates that take into account the credit of the tenants, where applicable, and interest rate risk. Such resulting premium

W. P. Carey 2013 10-K – 71

Notes to Consolidated Financial Statements

or discount is amortized over the remaining term of the obligation. We also consider the value of the underlying collateral, taking into account the quality of the collateral, the credit quality of the tenant, the time until maturity and the current interest rate.

Goodwill

In the case of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired and assumed, respectively, represents goodwill. We allocated goodwill to the respective reporting units in which such goodwill arose. Goodwill acquired in the CPA®:15 Merger was attributed to the Real Estate Ownership segment which comprises one reporting unit. In the event we dispose of a property that constitutes a business under GAAP from a reporting unit with goodwill, we allocate a portion of the reporting unit’s goodwill to that business in determining the gain or loss on the disposal of the business. The amount of goodwill allocated to the business is based on the relative fair value of the business to the fair value of the reporting unit.

Operating Real Estate

We carry land and buildings and personal property at cost less accumulated depreciation. We capitalize improvements and significant renovations that increase the useful life of the properties, while we expense replacements, maintenance and repairs that do not improve or extend the lives of the respective assets as incurred.

Assets Held for Sale

We classify those assets that are associated with operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. Assets held for sale are recorded at the lower of carrying value or estimated fair value, less estimated costs to sell. The results of operations and the related gain or loss on sale of properties that have been sold or that are classified as held for sale and in which we will have no significant continuing involvement are included in discontinued operations (Note 17).

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

Internal-Use Software Development Costs

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

W. P. Carey 2013 10-K – 72

Notes to Consolidated Financial Statements

Other Assets and Liabilities

We include prepaid expenses, deferred rental income, tenant receivables, deferred charges, escrow balances held by lenders, restricted cash balances, marketable securities, derivative assets, other intangible assets and corporate fixed assets in Other assets. We include derivative instruments; miscellaneous amounts held on behalf of tenants; and deferred revenue in Other liabilities. Deferred charges are costs incurred in connection with mortgage financings and refinancings that are amortized over the terms of the mortgages and included in Interest expense in the consolidated financial statements. Deferred rental income is the aggregate cumulative difference for operating leases between scheduled rents that vary during the lease term, and rent recognized on a straight-line basis. Marketable securities are classified as available-for-sale securities and reported at fair value with unrealized gains and losses on these securities reported as a component of Other comprehensive income (loss) until realized.

Allowance for Doubtful Accounts

We consider direct financing leases to be past-due or delinquent when a contractually required principal or interest payment is not remitted in accordance with the provisions of the underlying agreement.  We evaluate each account individually and set up an allowance when, based upon current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms, and the amount can be reasonably estimated.

Revenue Recognition

Real Estate Leased to Others

We lease real estate to others primarily on a triple-net leased basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs and improvements. We charge expenditures for maintenance and repairs, including routine betterments, to operations as incurred. For the years ended December 31, 2013, 2012 and 2011, although we are legally obligated for payment pursuant to our lease agreements with our tenants, lessees were responsible for the direct payment to the taxing authorities of real estate taxes of approximately $37.3 million, $18.7 million and $6.4 million, respectively.

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

We account for leases as operating or direct financing leases, as described below:

Operating leases — We record real estate at cost less accumulated depreciation; we recognize future minimum rental revenue on a straight-line basis over the non-cancelable lease term of the related leases and charge expenses to operations as incurred (Note 5).

Direct financing method — We record leases accounted for under the direct financing method at their net investment (Note 5). We defer and amortize unearned income to income over the lease term so as to produce a constant periodic rate of return on our net investment in the lease.

Investment Management Operations

We earn structuring revenue and asset management revenue in connection with providing services to the Managed REITs. We earn structuring revenue for services we provide in connection with the analysis, negotiation and structuring of transactions, including acquisitions and dispositions and the placement of mortgage financing obtained by the Managed REITs. Asset management revenue consists of property management, leasing and advisory revenue. Receipt of the incentive revenue portion of the asset management revenue or performance revenue, however, which we received from CPA®:15 prior to the date of the CPA®:15 Merger on September 28, 2012 and from CPA®:14 and CPA®:16 – Global prior to the CPA®:14/16 Merger on May 2, 2011, was subordinated to the achievement of specified cumulative return requirements by the stockholders of those CPA® REITs. At our option, the performance revenue could be collected in cash or shares of the CPA® REIT (Note 4). In addition, we earn subordinated incentive and disposition revenue related to the disposition of properties. We may also earn termination revenue in connection with the termination of the advisory agreements for the Managed REITs.

W. P. Carey 2013 10-K – 73

Notes to Consolidated Financial Statements

We recognize all revenue as earned. We earn structuring revenue upon the consummation of a transaction and asset management revenue when services are performed. We recognize revenue subject to subordination only when the performance criteria of the Managed REIT is achieved and contractual limitations are not exceeded.

We earned subordinated disposition and incentive revenue from CPA®:15 until the completion of the CPA®:15 Merger on September 28, 2012 (Note 4), through which its stockholders received their initial investment plus a specified preferred return. We may earn termination revenue if a liquidity event is consummated by any of the other Managed REITs. As a condition of the CPA®:15 Merger and CPA®:16 Merger, we waived the subordinated disposition and termination fees that we would have been entitled to receive from CPA®:15 and CPA®:16 - Global upon their liquidation pursuant to the terms of our advisory agreements with CPA®:15 and CPA®:16 - Global, respectively (Note 4).

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

Real Estate

For real estate assets, which include intangibles, in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The undiscounted cash flow analysis requires us to make our best estimate of, among other things, market rents, residual values, and holding periods. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining our estimate of future cash flows. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the property’s asset group is considered to be impaired. We then measure the loss as the excess of the carrying value of the property’s asset group over its estimated fair value.

Direct Financing Leases

We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge equal to the difference between the fair value and carrying amount of the residual value.

Assets Held for Sale

When we classify an asset as held for sale, we compare the asset’s estimated fair value less estimated cost to sell to its carrying value, and if the estimated fair value less estimated cost to sell is less than the property’s carrying value, we reduce the carrying

W. P. Carey 2013 10-K – 74

Notes to Consolidated Financial Statements

value to the estimated fair value less estimated cost to sell. We will continue to review the property for subsequent changes in the estimated fair value, and may recognize an additional impairment charge, if warranted.

Equity Investments in Real Estate and the Managed REITs

We evaluate our equity investments in real estate and in the Managed REITs on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent an other-than-temporary impairment has occurred, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by multiplying the estimated fair value of the underlying investment’s net assets by our ownership interest percentage. For our equity investments in real estate, we calculate the estimated fair value of the underlying investment’s real estate or net investment in direct financing lease as described in Real Estate and Direct Financing Leases above. The fair value of the underlying investment’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying investment’s other financial assets and liabilities (excluding net investment in direct financing leases) have fair values that generally approximate their carrying values. For certain investments in the Managed REITs, we calculate the estimated fair value of our investment using the most recently published NAV of each Managed REIT, which for CPA®:18 – Global is deemed to be the initial public offering price.

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

We calculate the estimated fair value of the Investment Management reporting unit by applying a price-to-EBITDA multiple to earnings. For both reporting units, the multiples are based on comparable companies. For the Real Estate Ownership reporting unit, we calculate its estimated fair value by applying an AFFO multiple. The selection of the comparable companies and transactions to be used in our evaluation process could have a significant impact on the fair value of our reporting units and possible impairments. The testing did not indicate any goodwill impairment as each of the reporting units with goodwill had fair value that was substantially in excess of the carrying value.

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

The goodwill recorded in our Investment Management reporting unit is evaluated in the fourth quarter of every year. In connection with the CPA®:15 Merger, we recorded goodwill in our Real Estate Ownership reporting unit. Prior to the CPA®:15 Merger, there was no goodwill recorded in our Real Estate Ownership reporting unit. We initially elected to evaluate the goodwill recorded in our Real Estate Ownership reporting unit in the second quarter of every year. During the fourth quarter of 2013, we elected to change the date of our annual impairment test for goodwill in our Real Estate Ownership reporting unit from the second quarter to the fourth quarter of each year. This change is preferable because moving the test to the fourth quarter aligns the goodwill testing of the Real Estate Ownership reporting unit with that of our Investment Management reporting unit, which is also tested annually in the fourth quarter. Additionally, fourth quarter is more closely aligned with our business planning and forecasting cycle. As a result of this change, there was not more than a 12-month span between testing dates because our last goodwill test for the Real Estate Ownership reporting unit was completed on June 30, 2013 for the goodwill that was acquired on September 28, 2012. The change in testing dates does not accelerate, delay or avoid a potential impairment charge. Additional goodwill impairment testing may be required at interim dates when and if triggering events occur in the future (Note 9).

W. P. Carey 2013 10-K – 75

Notes to Consolidated Financial Statements

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

Foreign Currency

Translation

We have interests in real estate investments in the European Union and United Kingdom for which the functional currency is the euro and the British pound sterling, respectively. We perform the translation from the euro or the British pound sterling to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. We report the gains and losses resulting from such translation as a component of other comprehensive income in equity. These translation gains and losses are released to net income when we have substantially exited from all investments in the related currency.

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

Intercompany foreign currency transactions of a long term nature (that is, settlement is not planned or anticipated in the foreseeable future), in which the entities to the transactions are consolidated or accounted for by the equity method in our financial statements, are not included in net income but are reported as a component of other comprehensive income in equity.

Net realized gains or (losses) are recognized on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company. For the years ended December 31, 2013, 2012 and 2011, we recognized net realized (losses) gains on such transactions of $(0.2) million, $(0.6) million and $0.4 million, respectively.

Derivative Instruments

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

We made an accounting policy election effective January 1, 2011, or the “effective date”, to use the portfolio exception in Accounting Standards Codification, or ASC, 820-10-35-18D, Application to Financial Assets and Financial Liabilities with Offsetting Positions in Market Risk or Counterparty Credit Risk, the “portfolio exception,” with respect to measuring counterparty credit risk for all of our derivative transactions subject to master netting arrangements.

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

W. P. Carey 2013 10-K – 76

Notes to Consolidated Financial Statements

and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial bases of assets and liabilities (Note 16).

Deferred Income Taxes

We recognize deferred income taxes in certain of our subsidiaries taxable in the U.S. or in foreign jurisdictions. Deferred income taxes are generally the result of temporary differences (items that are treated differently for tax purposes than for U.S. GAAP purposes as described in Note 16). In addition, deferred tax assets arise from unutilized tax net operating losses generated in prior years. We provide a valuation allowance against our deferred income tax assets when we believe that it is more likely than not that all or some portion of the deferred income tax asset may not be realized. Whenever a change in circumstances causes a change in the estimated realizability of the related deferred income tax asset, the resulting increase or decrease in the valuation allowance is included in deferred income tax expense.

Real Estate Ownership Operations

We derive most of our REIT income from our real estate operations under our Real Estate Ownership segment. As such, our real estate operations are generally not subject to federal tax, and accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements for these operations. These operations are subject to certain state, local and foreign taxes, as applicable.

Investment Management Operations

We conduct our Investment Management operations primarily through TRSs. These operations are subject to federal, state, local and foreign taxes, as applicable. Our financial statements are prepared on a consolidated basis including these TRSs and include a provision for current and deferred taxes on these operations.

Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common stockholders, as adjusted for unallocated earnings attributable to the unvested RSUs and restricted shares by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share reflects potentially dilutive securities (options, restricted shares and RSUs) using the treasury stock method, except when the effect would be anti-dilutive.

Recent Accounting Requirements

The following Accounting Standards Update, or ASU, promulgated by the FASB is applicable to us, as indicated:

ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities — In January 2013, the FASB issued an update to ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting or similar arrangement. These amendments did not have a significant impact on our financial position or results of operations and were applicable to us for our interim and annual reports beginning in 2013.

ASU 2013-02, Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income — In February 2013, the FASB issued ASU 2013-02 requiring entities to disclose additional information about items reclassified out of accumulated other comprehensive income. This ASU impacts the form of our disclosures only, is applicable to us for our interim and annual reports beginning in 2013 and has been applied retrospectively. The related additional disclosures are located in Note 14.

ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date, a Consensus of the FASB Emerging Issues Task Force — In February 2013, the FASB issued ASU 2013-04, which requires entities to measure obligations resulting from joint and several liability arrangements (in our case, tenancy-in-common arrangements, Note 7) for which the total amount of the obligation is fixed as the sum of the amount the entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. This ASU is applicable to us for our interim and annual reports

W. P. Carey 2013 10-K – 77

Notes to Consolidated Financial Statements

beginning in 2014 and shall be applied retrospectively; however, we elected to adopt this ASU early in 2013 and it did not have a significant impact on our financial position or results of operations for any of the periods presented.

ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, a Consensus of the FASB Emerging Issues Task Force — In July 2013, the FASB issued ASU 2013-10, which permits the Fed Funds Effective Swap Rate, also referred to as the “Overnight Index Swap Rate,” to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the U.S. government and London Interbank Offered Rate, or LIBOR, swap rate. The update also removes the restriction on the use of different benchmark rates for similar hedges. This ASU will be applicable to us for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. Through the date of this Report, we had not entered into any transactions to which this ASU applies.

Out-of-Period Adjustments

In the fourth quarter of 2013, we identified an error in the consolidated financial statements related to accounting for deferred foreign income taxes in connection with the initial acquisition accounting for 95 properties acquired in the CPA®:15 Merger and seven other properties acquired during 2000-2013 (Note 16). We concluded that this adjustment was not material to our financial position or results of operations for the current period or any of the prior periods. As such, we recorded an out-of-period adjustment of $2.3 million and $37.5 million to reflect the cumulative deferred tax assets and liabilities, respectively, associated with the initial basis differential that resulted from the tax-basis carry-over of these properties as well as an aggregate corresponding increase to total assets of $32.4 million primarily comprised of $31.4 million to Goodwill and $1.0 million to Net investments in properties. Additionally, this adjustment resulted in a net decrease of $2.3 million to Net income, including primarily a deferred income tax expense of $2.0 million.

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

In 2011, we identified an error in the consolidated financial statements related to prior years. The error relates to the misapplication of accounting guidance related to the modifications of certain leases. We concluded that this adjustment, with a net impact of $0.2 million on our statement of operations for the fourth quarter of 2011, was not material to our results for the prior year periods or to the period of adjustment. Accordingly, this cumulative change was recorded in the consolidated financial statements in the fourth quarter of 2011 as an out-of-period adjustment as follows: a reduction to Net investment in direct financing leases of $17.6 million and an increase in net Operating real estate of $17.9 million on the consolidated balance sheet; and an increase in Lease revenues of $0.9 million, a reduction of Impairment charges of $1.6 million, and an increase in Depreciation expense of $2.2 million on the consolidated statement of operations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

W. P. Carey 2013 10-K – 78

Notes to Consolidated Financial Statements

Note 3. Merger with CPA®:15

On February 17, 2012, our predecessor, W. P. Carey & Co. LLC, and CPA®:15 entered into a definitive agreement, or the CPA®:15 Merger Agreement, pursuant to which CPA®:15 would merge with and into W. P. Carey Inc. On September 28, 2012, or the acquisition date, CPA®:15 merged with and into W. P. Carey Inc., with CPA®:15 surviving as an indirect, wholly-owned subsidiary of W. P. Carey Inc. In the CPA®:15 Merger, CPA®:15’s stockholders received for each share of CPA®:15’s common stock owned 0.2326 shares of W. P. Carey Inc. common stock, which equated to $11.40 per share of CPA®:15 common stock based on the $49.00 per share closing price of W. P. Carey & Co. LLC’s shares on the NYSE on that date, and $1.25 in cash for total consideration of $12.65 per share of CPA®:15. We paid total Merger consideration of $1.5 billion, including cash of $152.4 million and the issuance of 28,170,643 shares of our common stock with a fair value of $1.4 billion on the acquisition date, or the Merger Consideration, to the stockholders of CPA®:15 in exchange for 121,194,272 shares of CPA®:15 common stock that we did not previously own. In order to fund the cash portion of the Merger Consideration, we drew down the full amount of our then existing $175.0 million Term Loan Facility (Note 12). As a condition of the CPA®:15 Merger, we waived the subordinated disposition and termination fees that we would have been entitled to receive from CPA®:15 upon its liquidation pursuant to the terms of our advisory agreement with CPA®:15 (Note 4).

Immediately prior to the CPA®:15 Merger, CPA®:15’s portfolio was comprised of full or partial ownership interests in 305 properties, substantially all of which were triple-net leased to 76 tenants, and totaled approximately 27 million square feet, with an occupancy rate of approximately 99%. In the CPA®:15 Merger, we acquired these properties and their related leases with an average remaining life of 9.7 years.  In 2011, CPA®:15 recorded lease revenues of $242.2 million. We also assumed the related property debt comprised of 58 fixed-rate and nine variable-rate non-recourse mortgage loans with a preliminary aggregate fair value of $1.2 billion and a weighted-average annual interest rate of 5.6%. During the period from January 1, 2012 through September 28, 2012, we earned $19.0 million in fees from CPA®:15 and recognized $4.5 million in equity earnings based on our ownership of shares in CPA®:15 prior to the CPA®:15 Merger. The lease revenues and income from operations contributed from the properties acquired from the date of the CPA®:15 Merger through December 31, 2012 were $57.3 million and $9.5 million (inclusive of $2.5 million attributable to noncontrolling interests), respectively.

We accounted for the CPA®:15 Merger as a business combination under the acquisition method of accounting. After consideration of all applicable factors pursuant to the business combination accounting rules, we were considered the “accounting acquirer” due to various factors, including the fact that the shareholders of W. P. Carey & Co. LLC, our predecessor, held the largest portion of the voting rights in W. P. Carey Inc., upon completion of the CPA®:15 Merger. Acquisition costs of $31.7 million related to the CPA®:15 Merger have been expensed as incurred and classified within General and administrative expense in the consolidated statements of income for the year ended December 31, 2012.

On September 19, 2012, we acquired a 52.63% ownership interest in Marcourt, from an unrelated third party. At that time, CPA®:15 held a 47.37% ownership interest in Marcourt. Marcourt owns 12 Marriott Courtyard hotels located throughout the U.S. that are leased to and operated by Marriott International, Inc. We obtained this investment in contemplation of the CPA®:15 Merger and accounted for this step acquisition as part of the CPA®:15 Merger. Accordingly, the assets acquired and liabilities assumed from Marcourt in this transaction are included in the table below.

Initially, the purchase price in the CPA®:15 Merger was allocated to the assets acquired and liabilities assumed, based upon their preliminary fair values. The fair values of the lease intangibles acquired were measured in a manner consistent with our purchase price allocation policy described in Note 2. During the fourth quarter of 2012, we identified certain measurement period adjustments that impacted the provisional accounting, which increased the fair value of the identifiable real estate acquired and the non-controlling interests acquired by $5.6 million and $0.7 million, respectively, resulting in a $6.3 million reduction in goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed in the acquisition.

W. P. Carey 2013 10-K – 79

Notes to Consolidated Financial Statements

(in thousands):

Total Consideration
Fair value of W. P. Carey shares of common stock issued	$1,380,362
Cash consideration paid	152,356
Merger Consideration	1,532,718
Fair value of our equity interest in CPA®:15 prior to the CPA®:15 Merger	107,147
Fair value of our equity interest in jointly-owned investments with CPA®:15 prior to the CPA®:15 Merger	54,822
$1,694,687
Assets Acquired at Fair Value
Net investment in properties	$1,762,872
Net investment in direct financing leases	315,789
Equity investments in real estate	166,247
Intangible assets (Note 9)	695,310
Cash and cash equivalents	178,945
Other assets	81,750
3,200,913
Liabilities Assumed at Fair Value
Non-recourse debt	(1,350,755)
Below-market rent and other intangible liabilities	(102,155)
Accounts payable, accrued expenses and other liabilities	(84,640)
(1,537,550)

Total identifiable net assets	1,663,363
Amounts attributable to noncontrolling interests	(237,359)
Goodwill	268,683
$1,694,687

Goodwill

Two items comprise a majority of the $268.7 million of goodwill recorded in the CPA®:15 Merger. First, at the time we entered into the CPA®:15 Merger Agreement, the market value of our stock was $45.07 per share. The increase in the market value of our stock of $3.93 per share from the date of the CPA®:15 Merger Agreement to $49.00 per share on the transaction date gave rise to approximately $110.8 million of the goodwill recorded, based on the fixed amount of 28,170,643 shares issued. Second, at the time we entered into the CPA®:15 Merger Agreement, the consideration of 0.2326 shares of our common stock plus $1.25 in cash per common share of CPA®:15 represented a premium of approximately $1.33 per share over the September 30, 2011 estimated NAV of CPA®:15, which was $10.40. Management believes that the premium was supported by several factors of the combined entity, including the fact that (i) as a result of the CPA®:15 Merger, we became one of the largest publicly traded REITs, with greater operating and financial flexibility and better access to capital markets and with a lower cost of capital than CPA®:15 had on a stand-alone basis; (ii) the CPA®:15 Merger eliminated costs associated with the advisory structure that CPA®:15 had previously; and (iii) the combined portfolio has greater tenant and geographic diversification and an improved overall weighted-average debt maturity and interest rate than either company had on a stand-alone basis. Based on the number of CPA®:15 shares ultimately exchanged of 121,194,272, this premium comprised approximately $121.2 million of the goodwill. In addition to these factors, since the September 30, 2011 valuation date there was a reduction in the fair value of CPA®:15’s net assets primarily attributable to the impact of foreign currency exchange rates during the period from September 30, 2011 to the acquisition date.

The fair value of our 28,170,643 common shares issued in the CPA®:15 Merger as part of the consideration paid for CPA®:15 of $1.5 billion was derived from the closing market price of our common stock on the acquisition date. As required by GAAP, the fair value related to the assets acquired and liabilities assumed, as well as the shares exchanged, has been computed as of the date we gained control, which was the closing date of the CPA®:15 Merger, in a manner consistent with the methodology described above.

W. P. Carey 2013 10-K – 80

Notes to Consolidated Financial Statements

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

The CPA®:15 Merger also resulted in our acquisition of the remaining interests in four investments in which we already had a joint interest and accounted for under the equity method (Note 7). Upon acquiring the remaining interests in these investments, we owned 100% of these investments and thus accounted for these acquisitions as step acquisitions utilizing the purchase method of accounting. Due to the change in control of the four jointly-owned investments that occurred, we recorded an aggregate gain of approximately $6.1 million related to the difference between our carrying values and the fair values of our previously-held equity interests on the acquisition date of $48.7 million and $54.8 million, respectively. Subsequent to the CPA®:15 Merger, we consolidate these wholly-owned investments.

The fair values of our previously-held equity interests and our noncontrolling interests were based on the estimated fair market values of the underlying real estate and mortgage debt, both of which were determined by management relying in part on a third party. Real estate valuation requires significant judgment. We determined the significant inputs to be Level 3 with ranges for the entire portfolio as follows:

•	Discount rates applied to the estimated NOI of each property ranged from approximately 3.5% to 14.75%;

•	Discount rates applied to the estimated residual value of each property ranged from approximately 5.75% to 12.5%;

•	Residual capitalization rates applied to the properties ranged from approximately 7.0% to 11.5%.

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

Pro Forma Financial Information (Unaudited)

The following consolidated pro forma financial information has been presented as if the CPA®:15 Merger, including the acquisition of Marcourt, had occurred on January 1, 2011 for the years ended 2012 and 2011. The pro forma financial information is not necessarily indicative of what the actual results would have been had the CPA®:15 Merger occurred on that date, nor does it purport to represent the results of operations for future periods.

W. P. Carey 2013 10-K – 81

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts):

	Years Ended December 31,
	2012	2011
Pro forma total revenues	$512,822	$528,257
Pro forma income attributable to W. P. Carey	$138,157	$116,746

Pro forma earnings per share: (a)
Basic	$2.00	$1.69
Diluted	$1.98	$1.68

Pro forma weighted average shares: (b)
Basic	68,382,378	67,990,118
Diluted	69,071,391	68,268,738
___________

(a)
The pro forma income attributable to W. P. Carey reflects combined general and administrative expenses of $31.7 million and income tax expenses of $9.6 million incurred related to the CPA®:15 Merger for the year ended December 31, 2011 as if the CPA®:15 Merger had taken place on January 1, 2011.

(b)
The pro forma weighted average shares outstanding for the years ended December 31, 2012 and 2011 were determined as if the 28,170,643 shares of our common stock issued to CPA®:15 stockholders in the CPA®:15 Merger were issued on January 1, 2011.

Note 4. Agreements and Transactions with Related Parties

Advisory Agreements with the Managed REITs

We have advisory agreements with each of the Managed REITs, pursuant to which we earn fees and are entitled to receive cash distributions. The following tables present a summary of revenue earned and/or cash received from the Managed REITs, as well as from CPA®:15 and CPA®:14 for the periods indicated, included in the consolidated statements of income (in thousands):

	Years Ended December 31,
	2013	2012	2011
Reimbursed costs from affiliates (a)	$73,592	$97,638	$63,940
Structuring revenue	46,589	48,355	46,831
Asset management revenue (a)	42,579	56,576	66,712
Dealer manager fees	10,856	19,914	11,664
Incentive, termination and subordinated disposition revenue	199	—	52,515
Distributions of Available Cash	34,121	30,009	15,535
Deferred revenue earned	8,492	8,492	5,662
Interest income on deferred acquisition fees and loans to affiliates	949	1,064	1,522
	$217,377	$262,048	$264,381

	Years Ended December 31,
	2013	2012	2011
CPA®:14 (b)	$—	$—	$59,655
CPA®:15 (c)	—	21,593	31,616
CPA®:16 – Global (d)	53,166	50,929	40,695
CPA®:17 – Global (e)	69,275	174,192	125,659
CPA®:18 – Global (f)	29,293	—	—
CWI (g)	65,643	15,334	6,756
	$217,377	$262,048	$264,381

W. P. Carey 2013 10-K – 82

Notes to Consolidated Financial Statements

 ___________

(a)	Excludes amounts received from third parties.

(b)	CPA®:14 merged with and into CPA®:16 – Global on May 2, 2011.

(c)	CPA®:15 merged with and into us on September 28, 2012.

(d)
Upon completion of the CPA®:16 Merger, we terminated the advisory agreement with CPA®:16 – Global. Pursuant to the terms of the merger agreement that we entered into with CPA®:16 – Global, we waived the incentive or termination fee that we would have been entitled to receive from CPA®:16 – Global pursuant to the terms of the advisory agreement.

(e)	The current form of the advisory agreement with CPA®:17 – Global is scheduled to expire on June 30, 2014, unless renewed pursuant to its terms.

(f)	The current form of the advisory agreement with CPA®:18 – Global is scheduled to expire on September 30, 2014, unless renewed pursuant to its terms.

(g)	The current form of the advisory agreement with CWI is scheduled to expire on September 30, 2014, unless renewed pursuant to its terms.

The following table presents a summary of Due from affiliates (in thousands):

	December 31,
	2013	2012
Deferred acquisition fees receivable	$19,684	$28,654
Current acquisition fees receivable	4,149	—
Reimbursable costs	334	1,457
Organization and offering costs	2,700	4,920
Accounts receivable	3,716	182
Asset management fee receivable	1,451	789
	$32,034	$36,002

Asset Management Revenue

We earn asset management revenue from each Managed REIT, which is based on average invested assets and is calculated according to the respective advisory agreement. For CPA®:16 – Global prior to the CPA®:14/16 Merger and for CPA®:15 prior to the CPA®:15 Merger, this revenue generally totaled 1% per annum, with a portion of this revenue, or 0.5%, contingent upon the achievement of specific performance criteria. For CPA®:16 – Global subsequent to the CPA®:14/16 Merger, we earned asset management revenue of 0.5% of average invested assets. For CPA®:17 – Global, we earn asset management revenue ranging from 0.5% of average market value for long-term net leases and certain other types of real estate investments up to 1.75% of average equity value for certain types of securities. For CPA®:18 – Global, we earn asset management revenue ranging from 0.5% to 1.5%, depending on the type of investment and based on the average market value or average equity value, as applicable. For CWI, we earn asset management revenue of 0.5% of the average market value of lodging-related investments. We do not earn performance revenue from CPA®:17 – Global, CPA®:18 – Global, CWI and, subsequent to the CPA®:14/16 Merger, from CPA®:16 – Global, but we receive up to 10% of distributions of Available Cash from their operating partnerships.

Under the terms of the advisory agreements, we may elect to receive cash or shares of stock for asset management revenue due from each of the Managed REIT. In 2013, we elected to receive all asset management revenue from CPA®:17 – Global, CPA®:18 – Global and CWI in their respective shares. For 2013, we had initially elected to receive asset management revenue from CPA®:16 – Global in its shares. However, in light of the announcement of the CPA®:16 Merger in July 2013 (Note 20), a Special Committee of the Board of Directors of CPA®:16 – Global, or the CPA®:16 – Global Special Committee, requested that we elect to receive the asset management revenue in cash, which became effective as of August 1, 2013. In 2012, we elected to receive all asset management revenue from CPA®:15 prior to the CPA®:15 Merger in cash, while for CPA®:16 – Global, we elected to receive 50% of asset management revenue in its shares with the remaining 50% payable in cash. For CPA®:17 – Global and CWI, we elected to receive asset management revenue in 2012 in their shares.

Structuring Revenue

Under the terms of the advisory agreements, we earn revenue in connection with structuring and negotiating investments and related financing for the Managed REITs, which we call acquisition revenue. We may receive acquisition revenue of 4.5% of the total aggregate cost of long-term net lease investments made by each CPA® REIT. A portion of this revenue (generally 2.5%) is paid when the transaction is completed, while the remainder (generally 2%) is payable in annual installments ranging

W. P. Carey 2013 10-K – 83

Notes to Consolidated Financial Statements

from three to eight years, provided the relevant CPA® REIT meets its performance criterion. For certain types of non-long term net lease investments acquired on behalf of CPA®:17 – Global, initial acquisition revenue may range from 0% to 1.75% of the equity invested plus the related acquisition revenue, with no deferred acquisition revenue being earned. For CWI, we earn initial acquisition revenue of 2.5% of the total investment cost of the properties acquired and loans originated by us not to exceed 6% of the aggregate contract purchase price of all investments and loans with no deferred acquisition revenue being earned. We may also be entitled to fees for structuring loan refinancing transactions of up to 1% of the principal amount. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue.

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

In connection with providing a liquidity event for CPA®:14 stockholders during the second quarter of 2011 with the completion of the CPA®:14/16 Merger, we earned termination revenue of $31.2 million and subordinated disposition revenue of $21.3 million, which we elected to receive in shares of CPA®:14 and cash, respectively. In connection with the CPA®:15 Merger with CPA®:15 and the CPA®:16 Merger with CPA®:16 – Global, we waived the subordinated disposition and termination fees we would have been entitled to receive from CPA®:15 and CPA®:16 – Global upon their liquidations pursuant to the terms of our advisory agreement with each of CPA®:15 and CPA®:16 – Global. There was no gain or loss recognized in connection with waiving these subordinated disposition and termination fees.

Reimbursed Costs from Affiliates and Dealer Manager Fees

The Managed REITs reimburse us for certain costs we incur on their behalf, primarily broker-dealer commissions, marketing costs, and certain personnel and overhead costs. Since October 1, 2012, personnel costs have been charged to CPA®:16 – Global and CPA®:17 – Global based on the trailing 12-month reported revenues of the CPA® REITs, CWI and us rather than the method utilized before that date, which involved an allocation of personnel costs based on the time incurred by our personnel for CPA®:16 – Global and CPA®:17 – Global. Through December 31, 2013, we have not allocated any personnel costs to CPA®:18 – Global or CWI.

During CPA®:17 – Global’s follow-on offering, which was terminated in January 2013, we earned a selling commission of $0.65 per share sold and a dealer manager fee of $0.35 per share sold. In addition, during CWI’s initial public offering, which was terminated in September 2013, we earned a selling commission of $0.70 per share sold and a dealer manager fee of $0.30 per share sold.

For CPA®:18 – Global’s initial public offering, we receive selling commissions, depending on the class of common stock sold, of $0.70 or $0.14 per share sold, and a dealer manager fee of $0.30 or $0.21 per share sold, for its class A common stock and class C common stock, respectively. We also receive an annual distribution and shareholder servicing fee, or Shareholder Servicing Fee, paid in connection with investor purchases of shares of class C common stock. The amount of the Shareholder Servicing Fee is 1.0% of the purchase price per share (or, once reported, the amount of the estimated NAV per share) for the shares of class C common stock sold in the offering. The Shareholder Servicing Fee is accrued daily and is payable quarterly in arrears. CPA®:18 – Global will cease paying the Shareholder Servicing Fee on the date at which, in the aggregate, underwriting compensation from all sources, including the Shareholder Servicing Fee, any organizational and offering fee paid for

W. P. Carey 2013 10-K – 84

Notes to Consolidated Financial Statements

underwriting, and underwriting compensation paid by us, equals 10% of the gross proceeds from the initial public offering. We re-allow all or a portion of the dealer manager fees to selected dealers in the offering. Dealer manager fees that are not re-allowed and the Shareholder Servicing Fee are classified as Dealer manager fees.

We also received a commission of 5% of the distribution amount from CPA®:16 – Global pursuant to its distribution reinvestment and stock purchase plan, or the DRIP plan. In March 2012, CPA®:16 – Global amended the DRIP plan to remove the commission and pay DRIP at 95% of its most recently published NAV. We no longer receive DRIP commissions from CPA®:16 – Global after the amendment.

Pursuant to its advisory agreement, CWI is obligated to reimburse us for all organization costs and a portion of offering costs incurred in connection with its initial and follow-on public offerings up to a maximum amount (excluding selling commissions and the dealer manager fee) of 2% and 4%, respectively, of the gross proceeds of its offering and distribution reinvestment plan. Through December 31, 2013, we incurred organization and offering costs on behalf of CWI of approximately $10.4 million, of which CWI is obligated to reimburse us $9.5 million, and $9.4 million had been reimbursed as of December 31, 2013.

Pursuant to its advisory agreement, CPA®:18 – Global is obligated to reimburse us for all organization costs and a portion of offering costs incurred in connection with its initial public offering. CPA®:18 – Global is obligated to reimburse us up to 4% of the gross proceeds of its offering if the gross proceeds are less than $500.0 million, 2% of the gross proceeds if the gross proceeds are $500.0 million or more but less than $750.0 million, and 1.5% of the gross proceeds if the gross proceeds are $750.0 million or more within 60 days after the end of the quarter in which the offering terminates. Through December 31, 2013, we incurred organization and offering costs on behalf of CPA®:18 – Global of approximately $5.1 million, and based on current fundraising projections, the entire amount is expected to be reimbursed by CPA®:18 – Global. As of December 31, 2013, $3.4 million had been reimbursed.

Distributions of Available Cash and Deferred Revenue Earned

We are entitled to receive distributions of our proportionate share of earnings up to 10% of available cash from CPA®:17 – Global, CPA®:18 – Global, CWI, and after the UPREIT reorganization, CPA®:16 – Global through the date of the CPA®:16 Merger, as defined in the respective advisory agreements, from their operating partnerships. As discussed under “CPA®:16 – Global UPREIT Reorganization” below, we acquired the Special Member Interest in CPA®:16 – Global’s operating partnership for $0.3 million during the second quarter of 2011. We initially recorded the Special Member Interest at its fair value of $28.3 million, which is net of approximately $6.0 million related to our ownership interest in CPA®:16 – Global that was eliminated in our consolidated financial statement, to be amortized into earnings over the expected period of performance. Cash distributions of our proportionate share of earnings from the CPA®:16 – Global and CPA®:17 – Global operating partnerships as well as deferred revenue earned from our Special Member Interest in CPA®:16 – Global’s operating partnership are recorded as Income from equity investments in real estate and the Managed REITs within the Investment Management segment. We have not yet earned or received any distributions of our proportionate share of earnings from CPA®:18 – Global and CWI’s operating partnerships.

Other Transactions with Affiliates

Transactions with Estate of Wm. Polk Carey

Voting Agreement

In July 2012, we entered into a Voting Agreement with the Estate of Wm. Polk Carey, our Chairman and founder who passed away on January 2, 2012, pursuant to which the Estate and W. P. Carey & Co., Inc., a wholly-owned corporation of the Estate, had agreed, among other things, to vote their share of our predecessor’s common stock, or the Listed Shares, at the special meeting of W. P. Carey & Co. LLC’s shareholders regarding the REIT Conversion and CPA®:15 Merger in favor of those transactions. The REIT Conversion and CPA®:15 Merger were approved by those shareholders on September 13, 2012 and the transactions closed on September 28, 2012.

W. P. Carey 2013 10-K – 85

Notes to Consolidated Financial Statements

Share Purchase Agreement

Concurrently with the execution of the Voting Agreement, we entered into a Share Purchase Agreement with the Estate pursuant to which we agreed to purchase, at the option of the Estate, up to an aggregate amount of $85.0 million of our common stock — or, prior to the Merger, the Listed Shares of our predecessor — beneficially owned by the Estate. The Estate had three sale options.

On August 2, 2012, we repurchased 561,418 Listed shares for $25.0 million from the Estate at a price of $44.53 per share pursuant to the first sale option. On October 9, 2012, we repurchased an additional 410,964 shares of our common stock for $20.0 million from the Estate at a price of $48.67 per share pursuant to the second sale option. On April 4, 2013, we repurchased 616,971 shares of our common stock for $40.0 million from the Estate at a price of $64.83 per share pursuant to the final sale option.

Because the Share Purchase Agreement contained put options that, if exercised, would obligate us to settle the transactions in cash, we accounted for the shares of our common stock owned by the Estate as redeemable securities in accordance with Accounting Standards Codification 480, or ASC 480 “Distinguishing Liabilities from Equity” and Accounting Series Release No. 268, or ASR 268, “Presentation in Financial Statements of Redeemable Preferred Stocks.” ASR 268 requires us to reclassify a portion of our permanent equity to redeemable equity in order to reflect the future cash obligations that could arise if the Estate were to exercise the put options requiring us to purchase its shares. When the Estate exercised its sale options, we reclassified the amount from temporary equity to permanent equity, and reclassify the amount from Additional paid-in capital stock to Treasury stock. Accordingly, on the date of the execution of the Share Repurchase Agreement, we reclassified $85.0 million from Additional paid-in capital to Redeemable securities – related party, which represented the maximum amount that we would be required to pay should the Estate exercise all its sale options. Additionally, during 2013 and 2012, when we purchased our common stock in connection with the Estate’s exercise of the three sale options, we reclassified $40.0 million and $45.0 million, respectively, from Redeemable securities – related party to Additional paid-in capital and reclassified the shares from Additional paid-in capital to Treasury stock.

The following table presents a reconciliation of our Redeemable securities – related party (in thousands):

	Years Ended December 31.
	2013	2012
Beginning balance	$40,000	$—
Reclassification from permanent equity to temporary equity	—	85,000
Redemptions of securities	(40,000)	(45,000)
Ending balance	$—	$40,000

Registration Rights Agreement

Concurrently with the execution of the Voting Agreement and the Share Purchase Agreement, we and the Estate Shareholders entered into a Registration Rights Agreement.

The Registration Rights Agreement provides the Estate with, on or before September 28, 2015, subject to certain exceptions and limitations, three demand rights, or the Demand Registration Rights, for the registration via an underwritten public offering of, in each instance, between a minimum of (i)(a) $50.0 million with respect to one Demand Registration Right, and (b) $75.0 million with respect to two Demand Registration Rights, and a maximum of (ii) $250.0 million, worth of shares of our common stock received in the REIT Conversion in exchange for the Listed Shares of our predecessor that were owned by the Estate as of the date of the Registration Rights Agreement.

Additionally, the Registration Rights Agreement provides the Estate Shareholders with, subject to certain exceptions and limitations, unlimited “piggyback” registration rights, or the Piggyback Registration Rights, and together with the Demand Registration Rights, the Estate Shareholders’ Registration Rights pertaining to the shares of our common stock received in the REIT conversion in exchange for the Listed Shares of our predecessor that were owned by the Estate as of the date of the Registration Rights Agreement.

The Estate Shareholders’ Registration Rights are subject to customary lock-up and cutback provisions, and the Registration Rights Agreement contains customary indemnification provisions. We have agreed to bear the expenses incurred in connection with the filing of any registration statements attributable to the exercise of the Estate’s Registration Rights, other than any (i) underwriting fees, discounts and sales commissions, (ii) fees, expense and disbursements of legal counsel of the Estate, and

W. P. Carey 2013 10-K – 86

Notes to Consolidated Financial Statements

(iii) transfer taxes, in each case relating to the sale or disposition by the Estate of shares of our common stock pursuant to the Registration Rights Agreement. We accounted for our obligations under the Registration Rights Agreement in accordance with ASC 450 “Contingencies,” which requires us to record a liability if the contingent loss is probable and the amount can be estimated. At December 31, 2013 and 2012, we had not recorded a liability pertaining to our obligations under the Registration Rights Agreement because the amount cannot be reasonably estimated at this time and is not deemed probable.

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

Carey Asset Management Corp., or CAM, waived any acquisition fees payable by CPA®:16 – Global under its advisory agreement with CAM in respect of the properties acquired in the CPA®:14/16 Merger and also waived any disposition fees that may subsequently be payable by CPA®:16 – Global upon a sale of such assets. As the advisor to CPA®:14, CAM earned acquisition fees related to those properties acquired by CPA®:14 and disposition fees on those properties upon the liquidation of CPA®:14 and, as a result, CAM and CPA®:16 – Global agreed that CAM should not receive fees upon the acquisition or disposition of the same properties by CPA®:16 – Global.

CPA®:16 – Global UPREIT Reorganization

Immediately following the CPA®:14/16 Merger on May 2, 2011, CPA®:16 – Global completed an internal reorganization whereby CPA®:16 – Global formed an UPREIT, which was approved by CPA®:16 – Global stockholders in connection with the CPA®:14/16 Merger, which is referred to as the CPA®:16 – Global UPREIT Reorganization. In connection with the formation of the UPREIT, CPA®:16 – Global contributed substantially all of its assets and liabilities to an operating partnership in exchange for a managing member interest and units of membership interest in the operating partnership, which together represent a 99.985% capital interest of the Managing Member. Through a subsidiary, we acquired a Special Member Interest of 0.015% in the operating partnership for $0.3 million, entitling us to receive certain profit allocations and distributions of cash.

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

W. P. Carey 2013 10-K – 87

Notes to Consolidated Financial Statements

As Special General Partner, we were entitled to 10% of the operating partnership’s available cash, or the Available Cash Distribution, which was defined as the operating partnership’s cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and balloon payments.

We initially recorded the Special Member Interest as an equity investment at its fair value of $28.3 million and an equal amount of deferred revenues (Note 7), which was net of approximately $6.0 million related to our ownership interest of approximately 17.5% in CPA®:16 – Global that was eliminated in our consolidated financial statements. We recognize the deferred revenue earned from our Special Member Interest in CPA®:16 – Global’s operating partnership into earnings on a straight-line basis over the expected period of performance, which is currently estimated at three years based on the stated intended life of CPA®:16 – Global as described in its offering documents. The amount of deferred revenue recognized during each of the years ended December 31, 2013 and 2012 was $8.5 million. The amount of deferred revenue recognized in both 2013 and 2012 was net of $0.9 million in amortization associated with the basis differential generated by the Special Member Interest in CPA®:16 – Global’s operating partnership and our underlying claim on the net assets of CPA®:16 – Global. We determined the fair value of the Special Member Interest based upon a discounted cash flow model, which included assumptions related to estimated future cash flows of CPA®:16 – Global and the estimated duration of the fee stream of three years. The equity investment is evaluated for impairment consistent with the policy described in Note 2. At December 31, 2013 and 2012, the unamortized balance of the deferred revenue was $3.1 million and $12.6 million, respectively. The remaining unamortized balance was amortized through the consummation of the CPA®:16 Merger in January 2014.

CPA®:16 Merger

On July 25, 2013, we and CPA®:16 – Global entered into a definitive agreement pursuant to which CPA®:16 – Global would merge with and into one of our wholly-owned subsidiaries, subject to the approval of our stockholders and the stockholders of CPA®:16 – Global. On January 24, 2014, our stockholders and the stockholders of CPA®:16 – Global approved the CPA®:16 Merger and the CPA®:16 Merger closed on January 31, 2014 as described in Note 20.

Loans to Managed REITs

During 2013, our board of directors approved unsecured loans from us to CWI and CPA®:18 – Global of up to $50.0 million and up to $100.0 million, respectively, each at a rate of LIBOR plus 1.75%, which is equal to the rate at which we were able to borrow funds under our Prior Senior Credit Facility (Note 12), for the purpose of facilitating acquisitions approved by their respective investment committees, that they would not otherwise have sufficient available funds to complete, with any loans to be made solely at our Management’s discretion. On August 20, 2013, in order to facilitate an acquisition by CPA®:18 – Global, we made a $15.0 million loan to CPA®:18 – Global, which was repaid in full prior to maturity on October 4, 2013.

During February 2011, we loaned $90.0 million at an annual interest rate of 1.15% to CPA®:17 – Global, which was repaid on April 8, 2011, its maturity date. During May 2011, we loaned $4.0 million at the 30-day LIBOR plus 2.5% to CWI, which was repaid on June 6, 2011. In addition, during September 2011, we loaned $2.0 million at LIBOR plus 0.9% to CWI, of which $1.0 million was repaid on September 13, 2011 and the remaining $1.0 million was repaid on October 6, 2011.

Other

As discussed in Note 17, in November 2013, an entity in which we, two of our employees and a third-party owned 38.3%, 1.7% and 60.0%, respectively, and which we consolidated, sold 19 of its 20 self-storage properties. In connection with the sale, we made distributions aggregating $3.8 million to the two employees, representing their share of the net proceeds from the sale.

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

W. P. Carey 2013 10-K – 88

Notes to Consolidated Financial Statements

Note 5. Net Investments in Properties

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, and real estate under construction, is summarized as follows (in thousands):

	December 31,
	2013	2012
Land	$534,697	$509,530
Buildings	1,972,107	1,824,958
Real estate under construction	9,521	—
Less: Accumulated depreciation	(168,076)	(116,075)
	$2,348,249	$2,218,413

During 2013, the U.S. dollar weakened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro at December 31, 2013 increased by 4.2% to $1.3768 from $1.3218 at December 31, 2012. The impact of this weakening was a $25.5 million increase in the carrying value of Real estate from December 31, 2012 to December 31, 2013.

In connection with restructuring six leases, we reclassified $14.0 million of properties from Net investments in direct financing leases to Real estate during 2013 (Note 6). In connection with the anticipated sales of certain properties during 2013, we reclassified one international and 12 domestic properties with an aggregate carrying value of $91.7 million to Assets held for sale. At December 31, 2013, total Assets held for sale were $86.8 million, which includes real estate, net of $62.4 million and net lease intangibles of $24.4 million. We completed the sale of six of these properties in January 2014. There can be no assurance that the remaining properties will be sold at the contracted price or at all.

Assets disposed of and reclassified as held-for-sale during 2013 are discussed in Note 17. Impairment charges recognized on these properties are discussed in Note 10.

In December 2013, one of our properties in France was partially damaged by a fire. Any loss due to the fire cannot be estimated at this time as the event is still under investigation, but we currently expect that our insurance will cover the full amount of the damages sustained. At December 31, 2013, this property had a carrying value of $18.7 million. Total dollar amount is based on the exchange rate of the euro at December 31, 2013.

Real Estate Acquired During 2013 – We entered into the following investments, which were deemed to be real estate asset acquisitions because we entered into new leases with the sellers, at a total cost of $124.4 million, including net lease intangibles of $26.5 million (Note 9) and acquisition-related costs of $1.5 million, which were capitalized:

•	a domestic investment for $72.4 million for an office building; and

•	an investment in Finland for $52.1 million for an office and research and development facility.

We also entered into the following investments, which were deemed to be business combinations because we assumed the existing leases on the properties, at a total cost of $157.7 million, including land of $17.2 million, buildings of $99.0 million, and net lease intangibles of $41.5 million (Note 9):

•	an investment in the United Kingdom for $63.3 million for an office building;

•	a domestic investment for $33.6 million for an office building. We are also committed to funding a tenant improvement allowance of $5.2 million;

•	an investment in the Netherlands for $35.3 million for a logistics facility; and

•	a domestic investment for $25.5 million for an office building.

In connection with these business combinations, we expensed aggregate acquisition-related costs of $4.2 million, which are included in Merger and acquisition expenses in the consolidated financial statements.

We also entered into a build-to-suit transaction for the construction of an office building located in Germany for a total cost of up to $65.0 million, including acquisition expenses, of which we funded $3.9 million through December 31, 2013 and incurred $5.6 million of unpaid construction costs.

W. P. Carey 2013 10-K – 89

Notes to Consolidated Financial Statements

Dollar amounts above are based on the exchange rate of the euro and the British pound sterling on the dates of acquisition, as applicable.

Real Estate Acquired During 2012 – As discussed in Note 3, we acquired properties in the CPA®:15 Merger, which increased the carrying value of our real estate by $1.8 billion during the year ended December 31, 2012.

On September 13, 2012, we acquired a domestic investment at a total cost of $24.8 million, including net lease intangible assets totaling $6.6 million (Note 9) and acquisition-related costs. We updated our purchase price allocation during the fourth quarter of 2012, and recorded a measurement period adjustment of $5.3 million to reduce land and buildings and to increase net lease intangibles. We deemed this investment to be a real estate asset acquisition, and as such, we capitalized acquisition-related costs of $0.2 million.

Real Estate Acquired During 2011 – As discussed in Note 4, in connection with the CPA®:14/16 Merger in May 2011, we purchased the remaining interests in certain investments, in which we already had a joint interest, from CPA®:14. These three investments’ properties had an aggregate fair value of $174.8 million at the date of acquisition. Prior to this purchase, we had consolidated one of these investments and accounted for the other two investments under the equity method. As part of the transaction, we assumed the related non-recourse mortgages on the two investments previously accounted for under the equity method. These two mortgages and the mortgage on the investment we already consolidated, had an aggregate fair value of $117.1 million at the date of acquisition (Note 12). Amounts provided are the total amounts attributable to the jointly-owned investments’ properties and do not represent the proportionate share that we purchased. Upon acquiring the remaining interests in the two equity investments, we owned 100% of these investments and accounted for these acquisitions as step acquisitions utilizing the purchase method of accounting. Due to the change in control of the investments that occurred, and in accordance with ASC 810 involving a step acquisition where control is obtained and there is a previously held equity interest, we recorded an aggregate gain of approximately $27.9 million related to the difference between our respective carrying values and the fair values of our previously-held interests on the acquisition date. Subsequent to this acquisition, we consolidate all of these wholly-owned investments. The consolidation of these investments resulted in an increase of $90.2 million and $40.8 million to Real estate, net and net lease intangibles, respectively, in May 2011.

During 2011, we reclassified real estate with a net carrying value of $17.9 million to Real estate in connection with an out-of-period adjustment (Note 2).

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based adjustments under non-cancelable operating leases, at December 31, 2013 are as follows (in thousands):

Years Ending December 31,	Total
2014	$308,433
2015	286,443
2016	262,604
2017	248,578
2018	232,315
Thereafter	1,074,170
Total	$2,412,543

W. P. Carey 2013 10-K – 90

Notes to Consolidated Financial Statements

Operating Real Estate

Operating real estate, which consisted of our investments in 21 self-storage properties through our Carey Storage Management LLC, or Carey Storage, subsidiary and our Livho Inc., or Livho, hotel subsidiary, at cost, is summarized as follows (in thousands):

	December 31,
	2013	2012
Land	$1,097	$22,158
Buildings	4,927	77,545
Less: Accumulated depreciation	(882)	(19,993)
	$5,142	$79,710

During 2013, we sold 19 self-storage properties and the Livho hotel (Note 4 and Note 17, respectively).

Depreciation expense, including the effect of foreign currency translation, on our real estate and operating real estate for the years ended December 31, 2013, 2012 and 2011 was $61.8 million, $25.7 million and $15.0 million, respectively.

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

Net Investment in Direct Financing Leases

Net investment in direct financing leases is summarized as follows (in thousands):

	December 31,
	2013	2012
Minimum lease payments receivable	$466,182	$430,514
Unguaranteed residual value	363,903	375,706
	830,085	806,220
Less: unearned income	(466,665)	(430,215)
	$363,420	$376,005

2013 — During 2013, we reclassified $14.0 million of properties from Net investment in direct financing leases to Real estate (Note 5) in connection with the restructuring of six leases. Additionally, during 2013, we sold our net investment in a direct financing lease, which we acquired in the CPA®:15 Merger, for $5.5 million, net of selling costs, and recognized a loss on the sale of $0.3 million. We also recognized an impairment charge of $0.1 million on a property accounted for as Net investments in direct financing leases in connection with an other-than-temporary decline in the estimated fair value of the property’s residual value.

2012 — During 2012, we sold our net investment in a direct financing lease for $2.0 million, net of selling costs, and recognized a net loss on sale of $0.2 million. In connection with the CPA®:15 Merger in September 2012, we acquired 15 direct financing leases with a total fair value of $315.8 million (Note 3).

2011 — During 2011, we reclassified $17.7 million out of Net investments in direct financing leases in connection with an out-of-period adjustment (Note 2). We also reversed impairment charges of $1.6 million in connection with the out-of-period adjustment.

W. P. Carey 2013 10-K – 91

Notes to Consolidated Financial Statements

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, percentage of sales rents and future CPI-based adjustments, under non-cancelable direct financing leases at December 31, 2013 are as follows (in thousands):

Years Ending December 31,	Total
2014	$35,865
2015	35,885
2016	34,273
2017	34,106
2018	34,125
Thereafter	291,928
Total	$466,182

Deferred Acquisition Fees Receivable

As described in Note 4, we earn revenue in connection with structuring and negotiating investments and related mortgage financing for the Managed REITs. A portion of this revenue is due in equal annual installments ranging from three to eight years, provided the Managed REITs meet their respective performance criteria. Unpaid deferred installments, including accrued interest, from all of the Managed REITs were included in Due from affiliates in the consolidated financial statements.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant defaults. At both December 31, 2013 and 2012, none of our finance receivables were past due and we had not established any allowances for credit losses. There were no modifications of finance receivables for either of the years ended December 31, 2013 and 2012. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the fourth quarter of 2013. We believe the credit quality of our deferred acquisition fees receivable falls under category one, as the CPA® REITs are expected to have the available cash to make such payments.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants at December 31,		Net Investments in Direct Financing Leases at December 31,
Internal Credit Quality Indicator	2013	2012	2013	2012
1	3	3	$42,812	$46,398
2	3	4	27,869	49,764
3	8	8	284,968	257,281
4	1	4	7,771	22,562
5	—	—	—	—
			$363,420	$376,005

Note 7. Equity Investments in Real Estate and the Managed REITs

We own interests in certain unconsolidated real estate investments with the Managed REITs and also own interests in the Managed REITs. We account for our interests in these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences.

W. P. Carey 2013 10-K – 92

Notes to Consolidated Financial Statements

The following table presents net income from equity investments in real estate and the Managed REITs, which represents our proportionate share of the income or losses of these investments as well as certain adjustments related to other-than-temporary impairment charges and amortization of basis differences related to purchase accounting adjustments (in thousands):

	Years Ended December 31,
	2013	2012	2011
Proportionate share of earnings from equity investments in the Managed REITs	$7,057	$8,867	$19,912
Amortization of basis differences on equity investments in the Managed REITs	(5,115)	(4,302)	(3,613)
Other-than-temporary impairment charges on the Special Member Interest in CPA®:16 – Global’s operating partnership	(15,383)	(9,910)	—
Distributions of Available Cash (Note 4)	34,121	30,009	15,535
Deferred revenue earned (Note 4)	9,436	9,436	6,291
Total equity earnings from the Managed REITs	30,116	34,100	38,125
Equity earnings from other equity investments	26,928	29,864	13,602
Amortization of basis differences on other equity investments	(4,313)	(1,572)	(499)
Net income from equity investments in real estate and the Managed REITs	$52,731	$62,392	$51,228

Managed REITs

We own interests in the Managed REITs and account for these interests under the equity method because, as their advisor and through our ownership of their common stock, we do not exert control over, but we do have the ability to exercise significant influence on, the Managed REITs.

The following table sets forth certain information about our investments in the Managed REITs (dollars in thousands):

	% of Outstanding Shares Owned at		Carrying Amount of Investment at
	December 31,		December 31,
Fund	2013	2012	2013 (a) (b)	2012 (a)
CPA®:16 – Global (c)	18.533%	18.330%	$282,520	$296,301
CPA®:16 – Global operating partnership (d)	0.015%	0.015%	813	17,140
CPA®:17 – Global (e)	1.910%	1.290%	57,753	38,977
CPA®:17 – Global operating partnership (f)	0.009%	0.015%	—	—
CPA®:18 – Global (g)	0.127%	100.000%	320	—
CPA®:18 – Global operating partnership (h)	0.015%	N/A	209	—
CWI	0.538%	0.400%	3,369	727
CWI operating partnership	0.015%	0.015%	—	—
			$344,984	$353,145
___________

(a)
Includes asset management fees receivable, for which 197,231 shares, 3,781 class A shares and 43,850 shares of CPA®:17 – Global, CPA®:18 – Global and CWI, respectively, were issued during the first quarter of 2014.

(b)	At December 31, 2013, the aggregate unamortized basis differences on our equity investments in the Management REITs were $9.7 million.

(c)
We received distributions of $25.3 million, $24.3 million and $12.4 million from this affiliate during 2013, 2012, and 2011, respectively. At December 31, 2011, our investment in CPA®:16 – Global comprised more than 20% of our total assets. Therefore, the audited consolidated financial statements of CPA®:16 – Global are included in this Report.

(d)
During 2013 and 2012, we recognized other-than-temporary impairment charges of $15.4 million and $9.9 million respectively, on this investment to reduce the carrying value of our interest in the investment to its estimated fair value (Note 10). In addition, we received distributions of $15.2 million, $15.4 million and $6.2 million from this investment during 2013, 2012, and 2011, respectively.

(e)	We received distributions of $3.0 million, $1.6 million, and $0.6 million from this affiliate during 2013, 2012, and 2011, respectively.

(f)	We received distributions of $16.9 million, $14.6 million, and $9.4 million from this affiliate during 2013, 2012, and 2011, respectively.

W. P. Carey 2013 10-K – 93

Notes to Consolidated Financial Statements

(g)
On September 13, 2012, we purchased 1,000 shares of CPA®:18 – Global common stock, par value $0.001 per share, for an aggregate purchase price of $9,000. On December 14, 2012, we made a capital contribution of $0.2 million in exchange for 22,222 shares of CPA®:18 – Global common stock. We consolidated this investment until July 25, 2013, when CPA®:18 – Global reached its minimum offering proceeds and began admitting new stockholders. We currently account for our interests under the equity method of accounting (Note 2).

(h)
On July 3, 2013, we purchased a 0.015% special general partnership interest in CPA®:18 – Global’s operating partnership for $0.2 million. This special general partnership interest entitles us to receive distributions of our proportionate share of earnings up to 10% of the Available Cash from CPA®:18 – Global’s operating partnership (Note 4).

The following tables present estimated combined summarized financial information for the Managed REITs. Certain prior year amounts have been retrospectively adjusted to reflect the impact of discontinued operations. Amounts provided are expected total amounts attributable to the Managed REITs and do not represent our proportionate share (in thousands):

	December 31,
	2013	2012
Real estate, net	$7,218,177	$6,049,926
Other assets	2,128,862	2,002,620
Total assets	9,347,039	8,052,546
Debt	(4,237,044)	(3,509,394)
Accounts payable, accrued expenses, and other liabilities	(571,097)	(450,362)
Total liabilities	(4,808,141)	(3,959,756)
Redeemable noncontrolling interest	—	(21,747)
Noncontrolling interests	(192,492)	(170,140)
Stockholders’ equity	$4,346,406	$3,900,903

	Years Ended December 31,
	2013	2012	2011
Revenues	$796,637	$860,983	$734,870
Expenses (a) (b)	(701,830)	(759,435)	(611,417)
Income from continuing operations	$94,807	$101,548	$123,453
Net income attributable to the Managed REITs (c) (d)	$104,342	$128,455	$116,560
 ___________

(a)
Total net expenses recognized by the Managed REITs during the year ended December 31, 2012 included $3.1 million of CPA®:15 Merger-related expenses incurred by CPA®:15, of which our share was approximately $0.2 million.

(b)
Total net expenses recognized by the Managed REITs during the year ended December 31, 2011 included the following items related to the CPA®:14/16 Merger: (i) $78.8 million of net gains recognized by CPA®:14 in connection with selling certain properties to us, CPA®:17 – Global and third parties, of which our share was approximately $7.4 million; (ii) a net gain of $28.7 million recognized by CPA®:16 – Global in connection with the CPA®:14/16 Merger as a result of the fair value of CPA®:14 exceeding the total merger consideration, of which our share was approximately $5.0 million; (iii) $13.6 million of expenses incurred by CPA®:16 – Global related to the CPA®:14/16 Merger, of which our share was approximately $2.4 million; and (iv) a $2.8 million net loss recognized by CPA®:16 – Global in connection with the prepayment of certain non-recourse mortgage loans, of which our share was approximately $0.5 million.

(c)
Inclusive of impairment charges recognized by the Managed REITs totaling $25.6 million, $25.0 million and $57.7 million during the years ended December 31, 2013, 2012 and 2011, respectively. These impairment charges reduced our income earned from these investments by approximately $4.7 million, $4.2 million and $7.8 million during the years ended December 31, 2013, 2012 and 2011, respectively.

(d)
Amounts included net gains on sale of real estate recorded by the Managed REITs totaling $7.7 million, $35.4 million and $45.4 million during the years ended December 31, 2013, 2012 and 2011, respectively.

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

W. P. Carey 2013 10-K – 94

Notes to Consolidated Financial Statements

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

The following table sets forth our ownership interests in our equity investments in real estate, excluding the Managed REITs, and their respective carrying values (dollars in thousands):

		Ownership Interest	Carrying Value at December 31,
Lessee	Co-owner(s)	at December 31, 2013	2013	2012
Schuler A.G. (a) (b) (c)	CPA®:16 – Global	67%	$65,798	$62,006
Hellweg Die Profi-Baumärkte GmbH & Co. KG (Hellweg 2) (a) (c) (d) (e)	CPA®:16 – Global/ CPA®:17 – Global	38%	27,923	42,387
Advanced Micro Devices (b) (c)	CPA®:16 – Global	33%	22,392	23,667
The New York Times Company	CPA®:16 – Global/CPA®:17 – Global	18%	21,543	20,584
C1000 Logistiek Vastgoed B.V. (a) (b) (d)	CPA®:17 – Global	15%	13,673	14,929
The Upper Deck Company (c)	CPA®:16 – Global	50%	7,518	7,198
Del Monte Corporation (b) (c) (d)	CPA®:16 – Global	50%	7,145	8,318
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (a)	CPA®:17 – Global	33%	7,267	6,323
Builders FirstSource, Inc. (c)	CPA®:16 – Global	40%	4,968	5,138
PetSmart, Inc. (c)	CPA®:16 – Global	30%	3,877	3,808
Consolidated Systems, Inc. (b) (c)	CPA®:16 – Global	60%	3,176	3,278
Wanbishi Archives Co. Ltd. (a) (f) (g)	CPA®:17 – Global	3%	395	(736)
U.S. Airways Group, Inc. (h)	Third party	75%	—	7,995
The Talaria Company (Hinckley) (h)	CPA®:16 – Global	—	—	7,702
SaarOTEC (a) (c) (g)	CPA®:16 – Global	50%	(639)	(116)
			$185,036	$212,481
___________

(a)	The carrying value of the investment is affected by the impact of fluctuations in the exchange rate of the foreign currency.

(b)
Represents a tenancy-in-common interest, under which the investment is under common control by us and our investment partner. With the exception of Schuler A.G., these investments are tenancy-in-common interests whereby the property is encumbered by debt for which we are jointly and severally liable. The aggregate amount due under the arrangements was approximately $171.0 million at December 31, 2013. Of this amount, $43.9 million represents the aggregate amount we agreed to pay and is included within the carrying value of each of these investments, where applicable.

(c)	Subsequent to the CPA®:16 Merger in January 2014, we consolidate these wholly-owned or majority-owned investments (Note 20).

(d)	The decrease in carrying value is due to the distributions made to us.

(e)	The decrease in carrying value is primarily due to our share of the German real estate transfer tax incurred by the investment. Please see “Hellweg 2 Restructuring” below for more information.

(f)	We acquired our interest in this investment in December 2012.

(g)
At December 31, 2013 and 2012, as applicable, we intended to fund our share of the investment’s future operating deficits if the need arose. However, we had no legal obligation to pay for any of the investment’s liabilities nor did we have any legal obligation to fund operating deficits.

(h)	These investments were sold in 2013. Please see “Disposition of Unconsolidated Real Estate Investment” below for more information.

W. P. Carey 2013 10-K – 95

Notes to Consolidated Financial Statements

The following tables present combined summarized financial information of our equity investments. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (in thousands):

	December 31,
	2013	2012
Real estate, net	$1,038,422	$1,106,640
Other assets	146,635	179,654
Total assets	1,185,057	1,286,294
Debt	(695,429)	(740,595)
Accounts payable, accrued expenses, and other liabilities	(77,819)	(58,827)
Total liabilities	(773,248)	(799,422)
Redeemable noncontrolling interest	—	(21,747)
Noncontrolling interests	176	—
Stockholders’ equity	$411,985	$465,125

	Years Ended December 31,
	2013	2012	2011
Revenues	$117,278	$108,242	$118,819
Expenses	(50,907)	(64,453)	(75,992)
Impairment charge (b)	—	—	(8,602)
Income from continuing operations	$66,371	$43,789	$34,225
Net income attributable to the Managed REITs (a) (b)	$15,762	$79,591	$34,225
___________

(a)
Amount during the year ended December 31, 2012 included a net gain of approximately $34.0 million recognized by a jointly-owned investment as a result of selling its interests in the Médica investment. Our share of the gain was approximately $15.1 million.

(b)
Amount during the year ended December 31, 2011 included an impairment charge of $8.6 million incurred by a jointly-owned investment that leased property to Symphony IRI Group, Inc. in connection with a potential sale of the property owned by the investment, of which our share was approximately $0.4 million. The investment completed the sale in June 2011.

We received aggregate distributions of $25.9 million, $20.0 million, and $15.3 million from our other unconsolidated real estate investments for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, the aggregate unamortized basis differences on our unconsolidated real estate investments were $8.9 million.

Hellweg 2 Restructuring

In 2007, CPA®:14, CPA®:15 and CPA®:16 – Global, acquired a 33%, 40% and 27% interest, respectively, in an entity, or Purchaser, for purposes of acquiring a 25% interest in a property holding company, or PropCo, that owns 37 do-it yourself stores located in Germany. This is referred to as the Hellweg 2 transaction. The remaining 75% interest in PropCo was owned by a third party, or the Partner. In November 2010, CPA®:14, CPA®:15 and CPA®:16 – Global obtained a 70% additional interest in PropCo from the Partner resulting in Purchaser owning approximately 95% of PropCo. In 2011, CPA®:17 – Global acquired CPA®:14’s interests, and in 2012, we acquired CPA®:15’s interests. We account for our investment under the equity method of accounting.

In October 2013, the Partner’s remaining 5% equity interest in PropCo was acquired by CPA®:17 – Global, which resulted in PropCo incurring a German real estate transfer tax of $22.1 million of which our share was approximately $8.4 million and was recorded within Net income from equity investments in real estate and the Managed REITs in our consolidated statement of income for the year ended December 31, 2013. PropCo intends to appeal the real estate transfer tax upon assessment, but there is no certainty it will be successful in appealing its obligation.

W. P. Carey 2013 10-K – 96

Notes to Consolidated Financial Statements

Acquisition of Unconsolidated Real Estate Investment During 2012

In December 2012, an entity in which we and CPA®:17 – Global hold 3% and 97% interests, respectively, purchased a warehouse/distribution facility in Japan for $52.1 million. Our share of the purchase price was approximately $1.5 million. We account for this investment under the equity method of accounting, as we do not have a controlling interest in the entity but exercise significant influence over it. In connection with this investment, the entity obtained mortgage financing on the property of $31.6 million at an annual interest rate of 2% and term of five years. Our share of the financing was approximately $0.9 million. Amounts are based on the exchange rate of the Japanese yen on the date of acquisition.

Disposition of Unconsolidated Real Estate Investment During 2013

In June 2013, we contributed $2.9 million to partially repay the existing $17.1 million mortgage loan on our U.S. Airways investment. We refinanced the remaining mortgage loan with new financing of $13.9 million. Immediately after the refinancing, we sold our interest in the investment to a third party for $28.4 million, net of closing costs and our contribution to partially repay the loan, and recognized a gain on sale of $19.5 million. The proceeds were placed into escrow for the purpose of executing an exchange transaction under Section 1031 of the Code. The gain was included in Net income from equity investments in real estate and the Managed REITs in the consolidated financial statements.

In October 2013, an entity in which we and CPA®:16 – Global held 30% and 70% interests, respectively, sold the five properties it owned for $41.4 million and recognized a net gain on sale of $0.5 million. The entity used a portion of the proceeds to repay the related mortgage loan, which had a carrying value of $25.7 million on the date of sale. Amounts presented are total amounts attributable to the whole entity and do not represent our proportionate share. In connection with the sale, the entity made a distribution of $4.2 million to us, representing our share of the net proceeds from the sale.

Note 8. Cash Flow Information

Supplemental Non-cash Investing and Financing Activities:

A summary of our non-cash investing and financing activities for the periods presented is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Reclassification from Net investments in direct financing leases (Note 6)	$(13,952)	$—	$(17,651)
Reclassification to Real estate (Note 5)	13,952	—	17,651
Reclassification from Real estate, net (Note 5)	(63,697)	(14,016)	—
Reclassification from Intangible assets, net (Note 5)	(24,423)	(852)	—
Reclassification from Operating real estate, net (Note 5)	(3,627)	—	—
Reclassification to Assets held for sale (Note 5)	91,747	14,868	—
Build-to-suit construction costs incurred but unpaid (Note 5)	5,614	—	—
Reclassification to (from) Additional paid-in capital (Note 4)	40,000	(40,000)	—
Reclassification to (from) Redeemable securities (Note 4)	(40,000)	40,000	—
Fourth quarter distributions declared	67,746	45,700	22,314
Fair value of special member interest in CPA®:16 – Global’s operating partnership (Note 4)	—	—	28,308
Non-recourse mortgages assumed on acquisition (Note 4)	—	—	87,590

W. P. Carey 2013 10-K – 97

Notes to Consolidated Financial Statements

2013 — In November 2013, we purchased a domestic office building for $33.6 million (Note 5). This transaction consisted of the acquisition and assumption of certain assets and liabilities, respectively, as detailed in the table below (in thousands).

Cash Consideration	$13,748
Assets Acquired at Fair Value:
Net investments in real estate	$33,625
In-place lease intangible assets, net	872
Above-market rent intangible assets, net	722
Other assets	1,170
Liabilities Assumed at Fair Value:
Non-recourse debt	(21,023)
Below-market rent and other intangible liabilities	(1,618)
Net assets acquired	$13,748

2012 — On September 28, 2012, we merged with CPA®:15. In the CPA®:15 Merger, CPA®:15 stockholders received $1.25 in cash and 0.2326 shares of our common stock for each share of CPA®:15 common stock held at the completion of the CPA®:15 Merger (Note 3). The purchase price was allocated to the assets acquired and liabilities assumed, based upon their fair values. The following table summarizes estimated fair values of the assets acquired and liabilities assumed in the acquisition (in thousands):

Total Consideration
Fair value of common shares issued	$1,380,362
Cash consideration	152,356
Fair value of W. P. Carey & Co. LLC equity interest in CPA®:15 prior to the CPA®:15 Merger	107,147
Fair value of W. P. Carey & Co. LLC equity interest in jointly-owned investments with CPA®:15 prior to the CPA®:15 Merger	54,822
1,694,687
Assets Acquired at Fair Value
Net investments in real estate	1,762,872
Net investments in direct financing leases	315,789
Equity investments in real estate	166,247
Goodwill	268,683
Intangible assets	695,310
Other assets	81,750
Liabilities Assumed at Fair Value
Non-recourse debt	(1,350,755)
Below-market rent and other intangible liabilities	(102,155)
Accounts payable, accrued expenses and other liabilities	(84,640)
Amounts attributable to noncontrolling interests	(237,359)
Net assets acquired excluding cash	1,515,742
Cash acquired on acquisition of subsidiaries	$178,945

W. P. Carey 2013 10-K – 98

Notes to Consolidated Financial Statements

2011 — Prior to our implementation of Emerging Issues Task Force, or EITF, 10-E “Accounting for Deconsolidation of a Subsidiary That Is In-Substance Real Estate,” we deconsolidated a wholly-owned subsidiary in 2011 because we no longer had control over the activities that most significantly impact its economic performance following possession of the subsidiary’s property by a receiver (Note 17). The following table presents the assets and liabilities of the subsidiary on the date of deconsolidation (in thousands):

Assets
Net investments in properties	$5,340
Intangible assets and goodwill, net	(15)
Total	$5,325

Liabilities
Non-recourse debt	$(6,311)
Accounts payable, accrued expenses and other liabilities	(22)
Total	$(6,333)

Supplemental cash flow information
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Interest paid	$98,599	$38,092	$21,168
Income taxes paid	$14,405	$12,501	$33,641

Note 9. Goodwill and Other Intangibles

In connection with our acquisitions of properties, we have recorded net lease intangibles that are being amortized over periods ranging from one to 40 years. In addition, we have several ground leases that are being amortized over periods up to 134 years. In-place lease and above-market rent are included in In-place lease intangible assets, net and Above-market rent intangible assets, net, respectively, in the consolidated balance sheets. Tenant relationship, below-market ground lease (as lessee), trade name, management contracts and software license intangibles are included in Other intangible assets, net in the consolidated balance sheets. Below-market rent, above-market ground lease (as lessor), and below-market purchase option intangibles are included in Accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

In connection with our investment activity during 2013, we have recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
In-place lease	12.3	$85,759
Above-market rent	16.5	10,917
Below-market ground lease	118.1	3,998
		$100,674

Amortizable Intangible Liabilities
Below-market rent	21.1	$(32,716)

W. P. Carey 2013 10-K – 99

Notes to Consolidated Financial Statements

In connection with the CPA®:15 Merger, we recorded goodwill of $268.7 million as a result of the Merger Consideration exceeding the fair value of the assets acquired and liabilities assumed (Note 3). The goodwill was attributed to our Real Estate Ownership reporting unit as it relates to the real estate assets we acquired. The following table presents a reconciliation of our goodwill (in thousands):

	Real Estate Ownership	Investment Management	Total
Balance at January 1, 2011	$—	$63,607	$63,607
Activity	—	—	—
Balance at December 31, 2011	—	63,607	63,607
Acquisition of CPA®:15	268,683	—	268,683
Allocation of goodwill to the cost basis of properties sold or held for sale (a)	(3,158)	—	(3,158)
Balance at December 31, 2012	265,525	63,607	329,132
Allocation of goodwill to the cost basis of properties sold or held for sale (a)	(13,118)	—	(13,118)
Adjustments related to deferred foreign income taxes (b)	32,715	—	32,715
Adjustment to purchase price (c)	1,479	—	1,479
Balance at December 31, 2013 (d)	$286,601	$63,607	$350,208
___________

(a)
Amount is included within Gain (loss) on sale of real estate for assets sold or Impairment charges for assets classified as held for sale, both of which are included in discontinued operations (Note 17).

(b)	In the fourth quarter of 2013, we recorded an out-of-period adjustment related to accounting for deferred foreign income taxes (Note 2).

(c)	In the fourth quarter of 2013, we recorded an immaterial out-of-period adjustment to correct an error in the purchase price allocation for the CPA®:15 Merger.

(d)	We recorded goodwill in the Real Estate Ownership segment in connection with the CPA®:16 Merger in January 2014 (Note 20).

Current accounting guidance requires that we test for the recoverability of goodwill at the reporting unit level. The test for recoverability must be conducted at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We performed our annual test for impairment during the fourth quarter of 2013 for goodwill recorded in both segments, and no impairment was indicated.

W. P. Carey 2013 10-K – 100

Notes to Consolidated Financial Statements

Intangible assets and liabilities and goodwill are summarized as follows (in thousands):

	December 31,
	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Management contracts	$32,765	$(32,395)	$370	$32,765	$(31,283)	$1,482
Internal-use software development costs	3,255	—	3,255	—	—	—
	36,020	(32,395)	3,625	32,765	(31,283)	1,482
Lease Intangibles:
In-place lease	551,737	(84,610)	467,127	474,630	(27,352)	447,278
Tenant relationship	6,247	(1,656)	4,591	8,149	(3,406)	4,743
Above-market rent	292,132	(50,157)	241,975	293,627	(13,742)	279,885
Below-market ground lease	4,386	(22)	4,364	—	—	—
	854,502	(136,445)	718,057	776,406	(44,500)	731,906
Unamortizable Goodwill and Indefinite-Lived Intangible Assets
Goodwill	350,208	—	350,208	329,132	—	329,132
Trade name	3,975	—	3,975	3,975	—	3,975
	354,183	—	354,183	333,107	—	333,107
Total intangible assets	$1,244,705	$(168,840)	$1,075,865	$1,142,278	$(75,783)	$1,066,495

Amortizable Intangible Liabilities
Below-market rent	$(116,939)	$11,832	$(105,107)	$(86,171)	$3,227	$(82,944)
Above-market ground lease	(6,896)	512	(6,384)	(6,896)	103	(6,793)
	(123,835)	12,344	(111,491)	(93,067)	3,330	(89,737)
Unamortizable Intangible Liabilities
Below-market purchase option	(16,711)	—	(16,711)	(16,711)	—	(16,711)
Total intangible assets	$(140,546)	$12,344	$(128,202)	$(109,778)	$3,330	$(106,448)

Net amortization of intangibles, including the effect of foreign currency translation, was $86.1 million, $24.9 million and $4.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization of below-market rent and above-market rent is recorded as an adjustment to Lease revenues, while amortization of management contracts, in-place lease and tenant relationship intangibles is included in Depreciation and amortization, and amortization of above-market ground lease and below-market ground lease is included in Property expenses.

Based on the intangible assets and liabilities recorded at December 31, 2013, scheduled annual net amortization of intangibles for each of the next five years and thereafter is as follows (in thousands):

Years Ending December 31,	Total
2014	$84,921
2015	76,725
2016	74,872
2017	71,474
2018	65,170
Thereafter	237,029
Total	$610,191

Note 10. Fair Value Measurements

The fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance

W. P. Carey 2013 10-K – 101

Notes to Consolidated Financial Statements

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

Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument. For significant Level 3 items we have also provided the unobservable inputs along with their weighted-average ranges.

Money Market Funds — Our money market funds, which are included in Cash and cash equivalents in the consolidated financial statements, are comprised of government securities and U.S. Treasury bills. These funds were classified as Level 1 as we used quoted prices from active markets to determine their fair values.

Derivative Assets — Our derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of an interest rate cap, interest rate swaps and stock warrants (Note 11). The interest rate cap and interest rate swaps were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in the open market. The stock warrants were measured at fair value using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3 because these assets are not traded in an active market.

Derivative Liabilities — Our derivative liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, are comprised of interest rate swaps and foreign currency forward contracts (Note 11). These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates. These derivative instruments were classified as Level 2 because they are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

Redeemable Noncontrolling Interest — We account for the noncontrolling interest in W. P. Carey International, LLC, or WPCI, held by a third party as a redeemable noncontrolling interest (Note 14). We determined the valuation of the redeemable noncontrolling interest using widely accepted valuation techniques, including expected discounted cash flows of the investment as well as the income capitalization approach, which considers prevailing market capitalization rates. We classified this liability as Level 3. At December 31, 2013, unobservable inputs for WPCI include a discount for lack of marketability, a discount rate and EBITDA multiples with weighted-average ranges of 20% - 30%, 22% - 26% and 3x - 5x, respectively. Significant increases or decreases in any one of these inputs in isolation would result in significant changes in the fair value measurement.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the years ended December 31, 2013, 2012, and 2011.

Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

		December 31, 2013		December 31, 2012
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt (a)	3	$1,492,410	$1,477,497	$1,715,397	$1,727,985
Prior Senior Credit Facility (b)	3	275,000	275,000	253,000	253,000
Unsecured Term Loan (b)	3	300,000	300,000	—	—
Deferred acquisition fees receivable (c)	3	19,684	20,733	28,654	33,632
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

(b)	As described in Note 20, the Prior Senior Credit Facility and Unsecured Term Loan were repaid and terminated in January 2014.

W. P. Carey 2013 10-K – 102

Notes to Consolidated Financial Statements

(c)
We determined the estimated fair value of our deferred acquisition fees based on an estimate of discounted cash flows using two significant unobservable inputs, which are the leverage adjusted unsecured spread and an illiquidity adjustment with a weighted-average range of 100 - 380 bps and 50 - 100 bps, respectively at December 31, 2013. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both December 31, 2013 and 2012.

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

The following tables present information about our other assets that were measured on a fair value basis (in thousands):

	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges from Continuing Operations:
Real estate	$15,495	$4,673	$—	$—	$380	$243
Net investments in direct financing leases	891	68	—	—	—	(1,608)
Equity investments in real estate	5,111	19,256	17,140	9,910	1,554	206
Marketable security	483	553	—	—	—	—
		24,550		9,910		(1,159)
Impairment Charges from Discontinued Operations:
Real estate	19,413	6,192	39,642	12,495	42,207	11,838
Operating real estate	3,709	1,071	5,002	10,467	—	—
		7,263		22,962		11,838
		$31,813		$32,872		$10,679
Significant impairment charges, and their related triggering events and fair value measurements, recognized during 2013, 2012, and 2011 were as follows:

Real Estate

During the year ended December 31, 2013, we recognized an impairment charge of $4.7 million on a property in France. This impairment was the result of writing down the property’s carrying value to its estimated fair value in connection with the tenant vacating the property. The fair value measurements related to the impairment charge were determined by estimating discounted cash flows using three significant unobservable inputs, which are the cash flow discount rate, the residual discount rate, and the residual capitalization rate equal to 12.75%, 11.75% and 10.0%, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

W. P. Carey 2013 10-K – 103

Notes to Consolidated Financial Statements

Direct Financing Leases

During the year ended December 31, 2013, we recognized an impairment charge of $0.1 million on a property accounted for as Net investments in direct financing leases in order to reduce the carrying value of the property to its estimated fair value, which approximated its estimated selling price.

During the year ended December 31, 2011, we recorded an out-of-period adjustment of $1.6 million (Note 2).

Equity Investments in Real Estate

During the years ended December 31, 2013 and 2012, we recognized other-than-temporary impairment charges totaling $15.4 million and $9.9 million, respectively, on the Special Member Interest in CPA®:16 – Global’s operating partnership to reduce its carrying value to its estimated fair value, which had declined. The fair value was obtained by estimating discounted cash flows using two significant unobservable inputs, which are the discount rate and the estimated general and administrative costs as a percentage of assets under management with a weighted-average range of 12.75% - 15.75% and 35 bps - 45 bps, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement. The valuation was also dependent upon the estimated date of a liquidity event for CPA®:16 – Global because cash flows attributable to this investment would cease upon such event.

During the year ended December 31, 2013, we recognized an other-than-temporary impairment charge of $3.9 million on a jointly-owned investment to reduce the carrying value of our investment to its estimated fair value, which was based on the contracted selling price of the properties held by the jointly-owned investment. The properties were sold in October 2013.

During the year ended December 31, 2011, we recognized an other-than-temporary impairment charge of $0.2 million on a jointly-owned investment to reduce the carrying value of our investment to its estimated fair value.

Marketable Security

During the year ended December 31, 2013, we recognized an other-than-temporary impairment charge of $0.6 million on a an investment in an equity fund.  During the fourth quarter of 2013, we received information that indicated the fair value of the equity fund was less than its carrying value.  Since the fund is being wound down and the remaining investments have fair values less than their cost, this impairment was deemed other-than-temporary and the carrying value was written down to the estimated fair value.

Properties Sold

During the years ended December 31, 2013, 2012, and 2011, we recognized impairment charges on properties sold, including our hotel, totaling $7.3 million, $23.0 million, and $11.8 million, respectively, to reduce the carrying values of the properties to their selling prices. These impairment charges, which are included in discontinued operations, were the result of reducing these properties’ carrying values to their estimated fair values (Note 17), which approximated their estimated selling prices, in connection with anticipated sales. The fair value measurement related to these impairment charges, other than the fair value of the hotel, was determined in part by third-party sources, subject to our corroboration for reasonableness. The fair value of the hotel property was obtained using an estimate of discounted cash flows using three significant inputs, which are capitalization rate, cash flow discount rate and residual discount rate of 9.5%, 7.5% and 10.0%, respectively.

Note 11. Risk Management and Use of Derivative Financial Instruments

In the normal course of our ongoing business operations, we encounter economic risk. There are three main components of economic risk that impact us: interest rate risk, credit risk and market risk. We are primarily subject to interest rate risk on our interest-bearing liabilities, including our Prior Senior Credit Facility and Unsecured Term Loan (Note 12) at December 31, 2013. Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, as well as changes in the value of our other securities and the shares we hold in the Managed REITs due to changes in interest rates or other market factors. In addition, we own investments in the European Union and are subject to the risks associated with changing foreign currency exchange rates.

W. P. Carey 2013 10-K – 104

Notes to Consolidated Financial Statements

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

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

The following table sets forth certain information regarding our derivative instruments (in thousands):

		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Interest rate cap	Other assets, net	$2	$25	$—	$—
Interest rate swaps	Other assets, net	1,618	—	—	—
Foreign currency forward contracts	Accounts payable, accrued expenses and other liabilities	—	—	(7,083)	(2,067)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(2,734)	(5,825)
Derivatives Not Designated as Hedging Instruments
Stock warrants (a)	Other assets, net	2,160	1,720	—	—
Interest rate swaps (b)	Accounts payable, accrued expenses and other liabilities	—	—	(11,995)	(16,686)
Total derivatives		$3,780	$1,745	$(21,812)	$(24,578)
__________

(a)
In connection with the CPA®:15 Merger, we acquired warrants from CPA®:15, which were granted by Hellweg to CPA®:15. These warrants give us participation rights to any distributions made by Hellweg 2 and we are entitled to a cash distribution that equals a certain percentage of the liquidity event price of Hellweg 2, should a liquidity event occur.

(b)
These interest rate swaps were acquired from CPA®:15 in the CPA®:15 Merger. They do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the variable-rate debt we acquired in the CPA®:15 Merger.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated balance sheets. At both December 31, 2013 and 2012, no cash collateral had been posted nor received for any of our derivative positions.

W. P. Carey 2013 10-K – 105

Notes to Consolidated Financial Statements

The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)on Derivatives (Effective Portion) (a)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2013	2012	2011
Interest rate swaps	$4,720	$(1,059)	$(3,564)
Interest rate cap	(15)	277	—
Foreign currency forward contracts	(5,211)	(1,480)	—
Total	$(506)	$(2,262)	$(3,564)

	Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss) into Income (Effective Portion) (b)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2013	2012	2011
Interest rate swaps	$1,745	$1,539	$344
Foreign currency forward contracts	537	239	—
Total	$2,282	$1,778	$344

		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss)	Years Ended December 31,
Derivatives Not in Cash Flow Hedging Relationships	Recognized in Income	2013	2012	2011
Interest rate swaps	Interest expense	$5,249	$429	$—
Stock warrants	Other income and (expenses)	440	108	—
Total		$5,689	$537	$—
 __________

(a)
Excludes net gains (losses) of $0.5 million, $0.3 million and less than $(0.1) million recognized on unconsolidated jointly-owned investments for the years ended December 31, 2013, 2012 and 2011, respectively.

(b)	Excludes net gains of $0.5 million, $0.4 million and $0.2 million recognized on unconsolidated jointly-owned investments for the years ended December 31, 2013, 2012 and 2011 respectively.

See below for information on our purposes for entering into derivative instruments and for information on derivative instruments owned by unconsolidated investments, which are excluded from the tables above.

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

W. P. Carey 2013 10-K – 106

Notes to Consolidated Financial Statements

The interest rate swaps and cap that we had outstanding on our consolidated subsidiaries at December 31, 2013 are summarized as follows (currency in thousands):

	Number of Instruments	Notional Amount	Fair Value at December 31, 2013 (a)
Interest Rate Derivatives
Designated as Cash Flow Hedging Instruments
Interest rate swaps	5	$72,240	$(24)
Interest rate swaps	2	€8,375	(1,092)
Interest rate cap (b)	1	€64,543	2
Not Designated as Cash Flow Hedging Instruments
Interest rate swaps (c) (d)	3	€109,959	(11,995)
			$(13,109)
__________

(a)	Amounts are based on the exchange rate of the euro at December 31, 2013, as applicable.

(b)	The applicable interest rate of the related debt was 1.3%, which was below the strike price of the cap of 2.0% at December 31, 2013.

(c)
These interest rate swaps were acquired from CPA®:15 in the CPA®:15 Merger. They do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the variable-rate debt we acquired in the CPA®:15 Merger.

(d)	Notional and fair value amounts include, on a combined basis, portions attributable to noncontrolling interests totaling $27.5 million and $3.0 million, respectively.

Foreign Currency Contracts

We are exposed to foreign currency exchange rate movements, primarily in the euro and, to a lesser extent, the British pound sterling. We manage foreign currency exchange rate movements by generally placing our debt service obligation on an investment in the same currency as the tenant’s rental obligation to us. This reduces our overall exposure to the net cash flow from that investment. However, we are subject to foreign currency exchange rate movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other income and (expenses) in the consolidated financial statements.

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

The following table presents the foreign currency derivative contracts we had outstanding at December 31, 2013, which were designated as cash flow hedges (currency in thousands):

	Number of Instruments	Notional Amount	Fair Value at December 31, 2013 (a)
Foreign Currency Derivatives
Foreign currency forward contracts	58	€100,737	$(6,357)
Foreign currency forward contracts	19	£10,773	(726)
			$(7,083)
 __________

(a)	Amounts are based on the applicable exchange rate of the foreign currency at December 31, 2013.

Other

Amounts reported in Other comprehensive (loss) income related to interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive (loss) income related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency proceeds from foreign operations are repatriated to the U.S. At December 31, 2013, we estimate that an additional $1.8 million and $1.4 million will be reclassified as interest expense and other income, respectively, during the next 12 months.

W. P. Carey 2013 10-K – 107

Notes to Consolidated Financial Statements

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of December 31, 2013. At December 31, 2013, both our total credit exposure and the maximum exposure to any single counterparty was $1.4 million, inclusive of amounts attributable to noncontrolling interests.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At December 31, 2013, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $22.9 million and $25.7 million at December 31, 2013 and 2012, respectively, which included accrued interest and any adjustment for nonperformance risk. If we had breached any of these provisions at either December 31, 2013 or December 31, 2012, we could have been required to settle our obligations under these agreements at their aggregate termination value of $24.4 million or $27.3 million, respectively.

Portfolio Concentration Risk

Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent for the fourth quarter of 2013, in certain areas, as shown in the table below. The percentages in the table below represent our directly-owned real estate properties and do not include our share of equity investments.

December 31, 2013
Region:
California	10%
Other U.S.	60%
Total U.S	70%
Total Europe	30%
Total	100%

Asset Type:
Office	32%
Industrial	18%
Warehouse/Distribution	16%
Retail	13%
All others	21%
Total	100%

Tenant Industry:
Retail	19%
All other	81%
Total	100%

Except for our investment in CPA®:16 – Global, there were no significant concentrations, individually or in the aggregate, related to our unconsolidated jointly-owned investments. At December 31, 2013, we owned approximately 18.5% of CPA®:16 – Global, which had total assets at that date of approximately $3.2 billion consisting of a portfolio comprised of full or partial ownership interests in 467 properties, as well as two hotel properties, and has certain concentrations within its portfolio, which are outlined in its consolidated financial statements provided with this Report. The CPA®:16 Merger was completed on January 31, 2014 (Note 20).

W. P. Carey 2013 10-K – 108

Notes to Consolidated Financial Statements

Note 12. Debt

New Senior Credit Facility

As discussed in Note 20, in January 2014, we entered into the Second Amended and Restated Credit Agreement to increase the maximum aggregate principal amount from $625.0 million to $1.25 billion and drew down $765.0 million to repay the Prior Senior Credit Facility and Unsecured Term Loan discussed below.

Prior Senior Credit Facility

In February 2012, we amended and restated our existing credit agreement, or the Amended and Restated Credit Agreement, to increase the maximum aggregate principal amount from $450.0 million to $625.0 million, which was comprised of a $450.0 million Revolver and a $175.0 million Term Loan Facility. The Prior Senior Credit Facility was scheduled to mature in December 2014, and we had the ability to extend it by one year at our option, subject to the conditions provided in the Amended and Restated Credit Agreement. The Prior Senior Credit Facility also permitted (i) up to $150.0 million to be borrowed in certain currencies other than the U.S. dollar, (ii) swing line loans of up to $35.0 million, and (iii) the issuance of letters of credit in an aggregate amount not to exceed $50.0 million.

The Prior Senior Credit Facility provided for an annual interest rate, at our election, of either (i) the Eurocurrency Rate or (ii) the Base Rate, in each case plus the Applicable Rate (each as defined in the Amended and Restated Credit Agreement). Prior to us obtaining an Investment Grade Debt Rating (as defined in the Amended and Restated Credit Agreement), the Applicable Rate on Eurocurrency Rate loans and letters of credit ranged from 1.75% to 2.50% (based on LIBOR) and the Applicable Rate on Base Rate loans ranged from 0.75% to1.50% (based on the “prime rate,” defined in the Amended and Restated Credit Agreement as a rate of interest set by the Bank of America based upon various factors including Bank of America’s costs and desired returns). If an Investment Grade Debt Rating were obtained, the Applicable Rate on Eurocurrency Rate loans and letters of credit ranged from 1.10% to 2.00% (based on LIBOR) and the Applicable Rate on Base Rate loans ranged from 0.10% to 1.00% (based on the “prime rate”). Swing line loans will bear interest at the Base Rate plus the Applicable Rate then in effect. In addition, we paid a quarterly fee ranging from 0.30% to 0.40% of the unused portion of the line of credit, depending on our leverage ratio. In connection with the amendments of the credit agreement in July 2013, we incurred costs of $7.0 million, which were being amortized over the remaining term of the facility.

Availability under the Prior Senior Credit Facility was dependent upon a number of factors, including the Unencumbered Property NOI, the Unencumbered Management EBITDA and the Total Unsecured Outstanding Indebtedness (each as defined in the Amended and Restated Credit Agreement). As discussed below, on July 31, 2013, we used the proceeds from the Unsecured Term Loan (as defined below) to repay the $250.0 million outstanding balance on the Revolver on that date. At December 31, 2013 and 2012, availability under the Prior Senior Credit Facility was $925.0 million and $625.0 million, respectively, of which we had drawn $275.0 million and $253.0 million, respectively, including $175.0 million under the Term Loan, which we drew down in connection with the CPA®:15 Merger. At December 31, 2013 and 2012, we were required to pay interest on the Prior Senior Credit Facility at an annual interest rate consisting of LIBOR plus 1.75% and LIBOR plus 2.00%, respectively. In addition, as of December 31, 2013, our lenders had issued letters of credit totaling $3.2 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under the Revolver.

We were required to ensure that the total Restricted Payments (as defined in the Amended and Restated Credit Agreement) made in the current quarter, when added to the total for the three preceding fiscal quarters, did not exceed the greater of (i) 95% of Adjusted Funds from Operations (as defined in the Amended and Restated Credit Agreement) and (ii) the amount of Restricted Payments required in order for us to maintain our REIT status. Restricted Payments included quarterly dividends and the total amount of shares repurchased by us, if any, in excess of $50.0 million per year. In addition to placing limitations on dividend distributions and share repurchases, the Amended and Restated Credit Agreement stipulated certain financial covenants. We were in compliance with all of these covenants at December 31, 2013.

Unsecured Term Loan

On July 31, 2013, we entered into a new credit agreement with the lender of our Prior Senior Credit Facility, Bank of America, the Term Loan Credit Agreement, for an unsecured term loan of up to $300.0 million, which we drew down in full on that date primarily to repay the $250.0 million that was then outstanding on the Revolver. We incurred costs of $1.5 million to obtain the Unsecured Term Loan, which were being amortized over the term of the loan. The Term Loan Credit Agreement had substantially the same terms as the Amended and Restated Credit Agreement.

W. P. Carey 2013 10-K – 109

Notes to Consolidated Financial Statements

The Unsecured Term Loan was scheduled to mature in July 2014, subject to the conditions provided in the Term Loan Credit Agreement. The Unsecured Term Loan provided for an annual interest rate, at our election, of either (i) the Eurocurrency Rate or (ii) the Base Rate, in each case plus the Applicable Rate (each as defined in the Term Loan Credit Agreement). At December 31, 2013, the Applicable Rate on Eurocurrency Rate loans ranged from 1.60% to 2.35% (based on LIBOR) and the Applicable Rate on Base Rate loans ranged from 0.60% to 1.35% (based on the “prime rate,” defined in the Term Loan Credit Agreement as a rate of interest set by Bank of America based upon various factors including Bank of America’s costs and desired returns). At December 31, 2013, the outstanding balance on the Unsecured Term Loan was $300.0 million with an annual interest rate of LIBOR plus 1.60%. The Term Loan Credit agreement also stipulated certain financial covenants that were similar to those of the Prior Senior Credit Facility. We were in compliance with all of these covenants at December 31, 2013.

Non-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real property and direct financing leases with an aggregate carrying value of approximately $1.9 billion and $2.0 billion at December 31, 2013 and 2012, respectively. At December 31, 2013, our mortgage notes payable bore interest at fixed annual rates ranging from 2.7% to 7.8% and variable contractual annual rates ranging from 1.3% to 7.6%, with maturity dates ranging from 2014 to 2026 at December 31, 2013.

Financing Activity During 2013 — During the year ended December 31, 2013, in connection with our acquisitions (Note 5) during that period, we obtained non-recourse mortgage loans totaling $39.1 million with a weighted-average interest rate of 3.9% and term of 9.5 years.
During the year ended December 31, 2013, we also refinanced four maturing non-recourse mortgage loans totaling $48.7 million with new financing totaling $76.5 million. These new mortgage loans had a weighted-average annual interest rate and term of 5.0% and 9.3 years, respectively.
Financing Activity During 2012 — In connection with the CPA®:15 Merger (Note 3), we assumed property level debt comprised of nine variable-rate and 58 fixed-rate non-recourse mortgage loans with fair values totaling $295.2 million and $1.1 billion, respectively, on the acquisition date and recorded an aggregate net fair market value adjustment of $14.8 million at that date. The fair market value adjustment will be amortized to interest expense over the remaining lives of the related loans using the effective interest rate method. These fixed-rate and variable-rate mortgages had weighted-average annual interest rates of 5.08% and 5.03%, respectively. The weighted-average annual interest rate for the variable-rate mortgages was calculated using the applicable interest rates on the date of the CPA®:15 Merger.

During the year ended December 31, 2012, we also refinanced four maturing non-recourse mortgages totaling $21.2 million with new financing totaling $23.8 million. These mortgage loans had a weighted-average annual interest rate and term of 4.2% and 11.5 years, respectively.

Financing Activity During 2011 — In connection with our acquisition of three properties from CPA®:14 in May 2011 (Note 4), we assumed two non-recourse mortgage loans with an aggregate fair value of $87.6 million (and a carrying value of $88.7 million) on the date of acquisition and recorded a net fair market value adjustment of $1.1 million. The fair market value adjustment will be amortized to interest expense over the remaining lives of the loans. These mortgage loans had a weighted-average annual fixed interest rate and remaining term of 5.8% and 8.3 years, respectively.

During the year ended December 31, 2011, we also refinanced two maturing non-recourse mortgage loans totaling $10.5 million with new financing totaling $11.9 million and obtained new financing on two unencumbered properties totaling $29.0 million. These mortgage loans had a weighted-average annual interest rate and term of 5.1% and 10.4 years, respectively. Additionally, during the year ended December 31, 2011, the Carey Storage borrowed a total of $4.6 million, inclusive of amounts attributable to the third-party’s interest of $2.8 million, with a weighted-average annual interest rate and term of 6.7% and 8.2 years, respectively.

W. P. Carey 2013 10-K – 110

Notes to Consolidated Financial Statements

Scheduled Debt Principal Payments

Scheduled debt principal payments during each of the next five calendar years following December 31, 2013, and thereafter are as follows (in thousands):

Years Ending December 31,	Total (a)
2014 (b)	$835,086
2015	244,540
2016	80,208
2017	126,288
2018	208,907
Thereafter through 2026	584,669
2,079,698
Unamortized discount	(12,288)
Total	$2,067,410
__________

(a)	Certain amounts are based on the applicable foreign currency exchange rate at December 31, 2013.

(b)
Includes $100.0 million outstanding under our Revolver, $175.0 million outstanding under our Term Loan Facility and $300.0 million outstanding under our Unsecured Term Loan at December 31, 2013, each of which was scheduled to mature at various dates in 2014 unless extended pursuant to its terms. In January 2014, we entered into the New Senior Credit Facility, and the Prior Senior Credit Facility and Unsecured Term Loan were repaid in full at that time and terminated. Also includes $216.1 million of non-recourse mortgage balloon payments that will be due in the 12 months following December 31, 2013.

Note 13. Commitments and Contingencies

On December 31, 2013, Ira Gaines and entities affiliated with him commenced a purported class action (Ira Gaines, et al. v. Corporate Property Associates 16 – Global Incorporated, Index. No. 650001/2014, N.Y. Sup. Ct., N.Y. County) against us, WPC REIT, CPA®:16 – Global, and the directors of CPA®:16 – Global. The complaint alleges (i) that the CPA®:16 Merger was unfair to CPA®:16 – Global stockholders, (ii) breaches of fiduciary duty by the individual defendants, all of whom are members of the board of directors of CPA®:16 – Global, (iii) that the entity defendants aided and abetted the directors in breaching their fiduciary duties, and (iv) that the Joint Proxy Statement/Prospectus relating to the CPA®:16 Merger contained inadequate disclosure about certain matters.

The complaint demands (i) that a class be certified and plaintiffs named as class representatives, (ii) supplemental disclosures to the Joint Proxy Statement/Prospectus, be issued (iii) the CPA®:16 Merger be rescinded, (iv) damages be awarded, and (v) plaintiffs’ attorneys fees and other costs be reimbursed.

On January 10, 2014, the plaintiffs asked the court to issue a temporary restraining order enjoining the vote of the stockholders of CPA®:16 – Global pending the completion of expedited discovery and a preliminary injunction hearing. On January 13, 2014 after a hearing, the court denied the plaintiffs’ motion for a temporary restraining order enjoining the vote of CPA®:16 – Global’s stockholders.

We believe that these claims are without merit and are defending the case vigorously.

Various other claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

W. P. Carey 2013 10-K – 111

Notes to Consolidated Financial Statements

Note 14. Equity

Distributions

Distributions paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. The following table presents distributions per share, declared and paid during the year ended December 31, 2013 and in October 2012, reported for federal tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Internal Revenue Code Section 857(b)(3)(C) and Treasury Regulation § 1.857-6(e):

	Distributions Paid
	During the Year Ended December 31, 2013	On October 16, 2012
Ordinary income	$3.1701	$0.6228
Return of capital	0.0099	0.0272
Total distributions paid	$3.1800	$0.6500

We declared a quarterly distribution of $0.8700 per share and a special distribution of $0.1100 per share in December 2013, which were paid in January 2014 to stockholders of record at December 31, 2013.

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

In December 2009, one of those officers resigned from W. P. Carey, WPCI and all affiliated entities pursuant to a mutually agreed separation. In October 2012, the remaining officer’s employment with W. P. Carey, WPCI and all affiliated entities was terminated. At December 31, 2012, this former employee had a total interest of approximately 7.7% in each of WPCI and the related entities. We account for the noncontrolling interest in WPCI held by the former employee as a redeemable noncontrolling interest, as we could have an obligation to redeem the interest at fair value, subject to certain conditions. This redemption is required to be settled in shares of our common stock. The former employee’s interest is reflected at estimated redemption value for all periods presented. On October 1, 2013, we received a notice from the former employee regarding the exercise of the put option, pursuant to which we are required to redeem the 7.7% interest in WPCI and affiliated entities. Pursuant to the terms of the related put agreement, the redemption price is to be determined based on a third-party valuation as of October 31, 2013, which is the end of the month that the put option was exercised.  The agreement also requires that we and the former employee agree on both the valuation firm and the valuation methodology, although to date no such agreement has been reached.  We cannot currently estimate when the redemption will occur.

The following table presents a reconciliation of redeemable noncontrolling interest (in thousands):

	Years Ended December 31,
	2013	2012	2011
Beginning balance	$7,531	$7,700	$7,546
Redemption value adjustment	—	840	(455)
Net income	353	40	1,923
Distributions	(435)	(1,055)	(1,309)
Change in other comprehensive income (loss)	(13)	6	(5)
Ending balance	$7,436	$7,531	$7,700

W. P. Carey 2013 10-K – 112

Notes to Consolidated Financial Statements

Transfers to Noncontrolling Interest

The following table presents a reconciliation of the effect of transfers in noncontrolling interest (in thousands):

	Years Ended December 31,
	2013	2012	2011
Net income attributable to W. P. Carey	$98,876	$62,132	$139,079
Transfers to noncontrolling interest
Decrease in W. P. Carey’s additional paid-in capital for purchase of 50 Rock	—	(154)	—
Decrease in W. P. Carey’s additional paid-in capital for purchase of CheckFree Holdings, Inc.	—	—	(5,879)
Net transfers to noncontrolling interest	—	(154)	(5,879)
Change from net income attributable to W. P. Carey and transfers to noncontrolling interest	$98,876	$61,978	$133,200

Accumulated Other Comprehensive Income (Loss)

The following table presents the components of Accumulated other comprehensive income (loss) reflected in equity, net of tax. Amounts include our proportionate share of other comprehensive income or loss from our unconsolidated investments (in thousands):

	December 31,
	2013	2012
Unrealized appreciation on marketable securities	$31	$31
Realized and unrealized loss on derivative instruments	(7,488)	(7,508)
Foreign currency translation adjustments	22,793	2,828
Accumulated other comprehensive income (loss)	$15,336	$(4,649)

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

The following tables present a reconciliation of changes in accumulated other comprehensive income (loss) by component for the periods presented (in thousands):

	Year Ended December 31, 2013
	Realized and Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Unrealized Appreciation (Depreciation) on Marketable Securities	Total
Beginning balance	$(7,508)	$2,828	$31	$(4,649)
Other comprehensive (loss) income before reclassifications	(2,793)	21,835	—	19,042
Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	1,745	—	—	1,745
Other income and (expenses)	537	—	—	537
Net income from equity investments in real estate and the Managed REITs	531	—	—	531
Total	2,813	—	—	2,813
Net current period other comprehensive (loss) income	20	21,835	—	21,855
Net current period other comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests	—	(1,870)	—	(1,870)
Ending balance	$(7,488)	$22,793	$31	$15,336

W. P. Carey 2013 10-K – 113

Notes to Consolidated Financial Statements

	Year Ended December 31, 2012
	Realized and Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Unrealized Appreciation (Depreciation) on Marketable Securities	Total
Beginning balance	$(5,246)	$(3,299)	$38	$(8,507)
Other comprehensive (loss) income before reclassifications	(4,394)	7,809	(7)	3,408
Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	1,539	—	—	1,539
Other income and (expenses)	239	—	—	239
Net income from equity investments in real estate and the Managed REITs	354	—	—	354
Total	2,132	—	—	2,132
Net current period other comprehensive (loss) income	(2,262)	7,809	(7)	5,540
Net current period other comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests	—	(1,682)	—	(1,682)
Ending balance	$(7,508)	$2,828	$31	$(4,649)

	Year Ended December 31, 2011
	Realized and Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Unrealized Appreciation (Depreciation) on Marketable Securities	Total
Beginning balance	$(1,658)	$(1,854)	$49	$(3,463)
Other comprehensive loss before reclassifications	(4,120)	(1,796)	(11)	(5,927)
Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	344	—	—	344
Net income from equity investments in real estate and the Managed REITs	188	—	—	188
Total	532	—	—	532
Net current period other comprehensive loss	(3,588)	(1,796)	(11)	(5,395)
Net current period other comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	—	351	—	351
Ending balance	$(5,246)	$(3,299)	$38	$(8,507)

W. P. Carey 2013 10-K – 114

Notes to Consolidated Financial Statements

Earnings Per Share

Under current authoritative guidance for determining earnings per share, all unvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Our unvested RSUs and restricted stocks awards, or RSAs, contain rights to receive non-forfeitable distribution equivalents, and therefore we apply the two-class method of computing earnings per share. The calculation of earnings per share below excludes the income attributable to the unvested RSUs and RSAs from the numerator. The following table summarizes basic and diluted earnings (in thousands, except share amounts):

	Years Ended December 31,
	2013	2012	2011
Net income attributable to W. P. Carey	$98,876	$62,132	$139,079
Allocation of distribution equivalents paid on unvested RSUs and RSAs in excess of income	(743)	(535)	(2,130)
Net income – basic	98,133	61,597	136,949
Income effect of dilutive securities, net of taxes	187	23	1,076
Net income – diluted	$98,320	$61,620	$138,025

Weighted average shares outstanding – basic	68,691,046	47,389,460	39,819,475
Effect of dilutive securities	1,016,962	689,014	278,620
Weighted average shares outstanding – diluted	69,708,008	48,078,474	40,098,095

Securities totaling 114,919 and 207,258 shares for the years ended December 31, 2013 and 2011, respectively, were excluded from the earnings per share computations above as their effect would have been anti-dilutive. There were no such anti-dilutive securities for the year ended December 31, 2012. For information on long-term incentive plan awards issued to key employees subsequent to December 31, 2013 and the shares issued to the CPA®:16 – Global stockholders in connection with the CPA®:16 Merger that could have a dilutive impact on our earnings per share calculation, please see Note 20.

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

Note 15. Stock-Based and Other Compensation

Stock-Based Compensation

At December 31, 2013, we maintained several stock-based compensation plans as described below. The total compensation expense (net of forfeitures) for awards issued under these plans was $37.3 million, $26.2 million and $17.8 million for the years ended December 31, 2013, 2012 and 2011, respectively, all of which are included in Stock-based compensation expenses in the consolidated financial statements. The tax benefit recognized by us related to these awards totaled $18.4 million, $16.2 million and $7.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

2009 Incentive Plan

We maintain the W. P. Carey, Inc. 2009 Share Incentive Plan, or the 2009 Incentive Plan, which as amended currently authorizes the issuance of up to 5,900,000 shares of our common stock. At December 31, 2013, there were 3,977,040 shares remain available for issuance under the 2009 Share Incentive Plan. The 2009 Incentive Plan provides for the grant of (i) share options, (ii) RSUs, (iii) PSUs, and (iv) dividend equivalent rights. The vesting of grants under both plans is accelerated upon a change in our control and under certain other conditions.

W. P. Carey 2013 10-K – 115

Notes to Consolidated Financial Statements

In December 2007, the Compensation Committee approved the long-term incentive plan, or LTIP, and terminated further contributions to the Partnership Equity Unit Plan described below. The following table presents LTIP awards granted in the past three years (PSUs are reflected at 100% of target but may settle at more or less than the amount shown):

	2009 Incentive Plan
Fiscal Year	RSUs Awarded	PSUs Awarded
2013 (a)	171,804	85,900
2012 (b)	259,400	314,400
2011 (c)	524,550	291,600
__________

(a)
Includes 20,250 RSUs issued in connection with entering into employment agreements with certain employees. Also includes 10,000 PSUs awarded related to 2011 awards for which the previously undetermined terms and conditions of the grant were finalized in 2013.

(b)
Includes 78,000 RSUs and 142,000 PSUs issued in connection with entering into employment agreements with certain employees, and excludes 20,000 PSUs for which the terms and conditions were not determined at the time of grant. Also includes 10,000 PSUs awarded related to 2011 awards for which the previously undetermined terms and conditions of the grant were finalized in 2012.

(c)
Includes 340,000 RSUs and 100,000 PSUs issued in connection with entering into employment agreements with certain employees, and excludes 20,000 PSUs for which the terms and conditions were not determined at the time of grant.

2009 Non-Employee Directors Incentive Plan

We maintain the W. P. Carey, Inc. 2009 Non-Employee Directors’ Incentive Plan, or the 2009 Directors’ Plan, which authorizes the issuance of 325,000 shares of our common stock in the aggregate. In the discretion of our board of directors, the awards may be in the form of RSUs, share options or RSAs, or any combination of the permitted awards. In July 2013, we issued 13,211 RSAs, with a total value of $0.9 million, to our directors under the 2009 Directors’ Plan in lieu of the RSUs that had been granted in previous years, as permitted under the terms of that plan. These RSAs are scheduled to vest one year from the date of grant. At December 31, 2013, there were 231,864 shares that remained available for issuance under this plan.

Employee Share Purchase Plan

We sponsor an Employee Share Purchase Plan, or ESPP, pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain limits, to purchase our common stock. Employees can purchase stock semi-annually at a price equal to 85% of the fair market value at certain plan defined dates. Compensation expense under this plan for the years ended December 31, 2013, 2012 and 2011 was $1.2 million, $0.6 million and $0.6 million, respectively.

Partnership Equity Unit Plan

During 2003, we adopted a non-qualified deferred compensation plan, called the Partnership Equity Plan, or PEP, under which a portion of any participating officer’s cash compensation in excess of designated amounts was deferred and the officer was awarded Partnership Equity Plan Units, or PEP Units. Each of the PEPs is a deferred compensation plan and is therefore considered to be outside the scope of current accounting guidance for stock-based compensation and subject to liability award accounting. The value of each PEP Unit is adjusted to reflect the underlying appraised value of the designated CPA® REIT. Additionally, each PEP Unit is entitled to distributions equal to the distribution rate of the CPA® REIT. All issuances of PEP Units, changes in the fair value of PEP Units and distributions paid are included in our compensation expense. On December 16, 2013, we paid $0.2 million in cash to the remaining holders of the PEP Units issued under the initial PEP, which was equal to the per-share Merger Consideration received by CPA®:15 stockholders or the NAV of CPA®:16 – Global, as applicable.

The plans are carried at fair value each quarter and are subject to changes in the fair value of the PEP units. Further contributions to the second PEP were terminated at December 31, 2007; however, this termination did not affect any awardees’ rights pursuant to awards granted under this plan. In December 2008, participants in the PEPs were required to make an election to either (i) remain in the PEPs, (ii) receive cash for their PEP Units (available to former employees only) or (iii) convert their PEP Units to fully vested RSUs (available to current employees only) to be issued under the 1997 Share Incentive Plan, or as amended, the 1997 Incentive Plan on June 15, 2009. Substantially all of the PEP participants elected to receive cash or convert their existing PEP Units to RSUs. The PEP participants electing to receive RSUs were required to defer receipt of the underlying shares of our common stock for a minimum of two years. While employed by us, these participants are entitled to receive dividend equivalents equal to the amount of dividends paid on the underlying common stock during the

W. P. Carey 2013 10-K – 116

Notes to Consolidated Financial Statements

deferral period. At December 31, 2013 and 2012, we were obligated to issue 47,126 and 53,743 shares, respectively, of our common stock underlying these RSUs, which were recorded within W. P. Carey members’ equity as a Deferred compensation obligation of $1.2 million and $1.4 million, respectively. The remaining PEP liability pertaining to participants who elected to remain in the plans was $0.7 million at both December 31, 2013 and December 31, 2012. Those PEP Units are scheduled to be paid between 2017 and 2019.

Stock Options

Option activity and changes for all periods presented were as follows:

	Year Ended December 31, 2013
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding – beginning of year	794,210	$30.32
Exercised	(169,412)	30.43
Forfeited / Expired	(5,197)	29.84
Outstanding – end of year	619,601	$30.30	2.59	$19,239,738
Vested and expected to vest – end of year	619,601	$30.30	2.59	$19,239,738
Exercisable – end of year	511,811	$30.18	2.45	$15,950,707

	Years Ended December 31,
	2012			2011
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)
Outstanding – beginning of year	1,208,041	$28.73		1,699,701	$28.57
Exercised	(410,331)	25.94		(449,660)	27.71
Forfeited / Expired	(3,500)	24.93		(42,000)	32.85
Outstanding – end of year	794,210	$30.32	3.19	1,208,041	$28.73	3.29
Exercisable – end of year	623,218	$30.22		959,779	$28.36

Options granted under the 1997 Incentive Plan generally have a ten-year term and generally vest in four equal annual installments. Options granted under the 1997 Directors’ Plan have a ten-year term and vest generally over three years from the date of grant. We have not issued option awards since 2008. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $5.7 million, $9.3 million and $4.6 million, respectively.

At December 31, 2013, all of our options were fully vested; however certain options had exercise limitations.

We have the ability and intent to issue shares upon stock option exercises. Historically, we have issued authorized but unissued common stock to satisfy such exercises. Cash received from stock option exercises and purchases under the ESPP during the years ended December 31, 2013, 2012 and 2011 was $2.3 million, $6.8 million and $1.2 million, respectively.

W. P. Carey 2013 10-K – 117

Notes to Consolidated Financial Statements

Restricted and Conditional Awards

Nonvested RSAs, RSUs and PSUs at December 31, 2013 and changes during the years ended December 31, 2013, 2012 and 2011 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2011	263,820	$28.42	243,994	$36.18
Granted	541,890	34.65	291,600	46.66
Vested (a)	(162,437)	30.48	(48,925)	39.78
Forfeited	(18,480)	29.32	(14,055)	42.14
Adjustment (b)	—	—	200,814	22.65
Nonvested at December 31, 2011	624,793	33.26	673,428	36.30
Granted	274,420	41.41	314,400	42.28
Vested (a)	(268,683)	32.56	(235,189)	23.66
Forfeited	(36,336)	36.33	(49,494)	33.96
Adjustment (b)	—	—	296,368	26.01
Nonvested at December 31, 2012	594,194	37.15	999,513	34.55
Granted (c)	185,015	57.69	86,189	84.33
Vested (a)	(233,098)	36.76	(324,161)	39.48
Forfeited	(26,503)	43.05	(30,108)	50.52
Adjustment (b)	—	—	489,287	67.22
Nonvested at December 31, 2013 (d)	519,608	$45.19	1,220,720	$28.28
__________

(a)
The total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was $21.4 million, $14.3 million and $6.9 million, respectively. Upon vesting of the shares, employees have the option to take immediate delivery of the shares or defer receipt to a future date. At December 31, 2013 and 2012, we were obligated to issue 363,052 and 243,262 shares, respectively, of our common stock underlying these shares, which is recorded within W. P. Carey members’ equity as a Deferred compensation obligation of $10.1 million and $7.0 million, respectively.

(b)
Vesting and payment of the PSUs is conditional on certain company and market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. Pursuant to a review of our current and expected performance versus the performance goals, we revised our estimate of the ultimate number of certain of the PSUs to be vested. As a result, we recorded adjustments in 2013, 2012 and 2011 to reflect the number of shares expected to be issued when the PSUs vest.

(c)
The grant date fair value of RSAs and RSUs are based on our stock price on the date of grant. The grant date fair value of PSUs were determined utilizing a Monte Carlo simulation model to generate a range of possible future stock prices for both us and the plan defined peer index over the three-year performance period. To estimate the fair value of PSUs granted during 2013, we used a risk-free interest rate of 0.37% and an expected volatility rate of 25.36% (the plan defined peer index assumes 24.83%) and assumed a dividend yield of zero.

(d)
At December 31, 2013, total unrecognized compensation expense was approximately $17.0 million related to nonvested PSUs, $13.6 million related to nonvested RSUs and $0.4 million related to nonvested RSAs, with aggregate weighted-average remaining term of 1.13 years.

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

W. P. Carey 2013 10-K – 118

Notes to Consolidated Financial Statements

Other Compensation

Profit-Sharing Plan

We sponsor a qualified profit-sharing plan and trust that generally permits all employees, as defined by the plan, to make pre-tax contributions into the plan. We are under no obligation to contribute to the plan and the amount of any contribution is determined by and at the discretion of our board of directors. Our board of directors can authorize contributions to a maximum of 15% of an eligible participant’s compensation, limited to less than $0.1 million annually per participant. For the years ended December 31, 2013, 2012 and 2011, amounts expensed for contributions to the trust were $4.5 million, $4.4 million and $3.8 million, respectively, which were included in General and administrative expenses in the accompanying consolidated financial statements. The profit-sharing plan is a deferred compensation plan and is therefore considered to be outside the scope of current accounting guidance for stock-based compensation.

Other

We have employment contracts with certain senior executives. These contracts provide for severance payments in the event of termination under certain conditions including a change of control. During 2013, 2012 and 2011, we recognized severance costs totaling approximately $0.7 million, $1.1 million and $0.4 million, respectively, related to several former employees who did not have employment contracts. Such costs are included in General and administrative expenses in the accompanying consolidated financial statements.

Note 16. Income Taxes

Income Tax Provision

The components of our provision for income taxes attributable to continuing operations for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Federal
Current	$8,274	$18,142	$17,820
Deferred	(13,029)	(21,167)	6,867
	(4,755)	(3,025)	24,687
State and Local
Current	4,970	12,303	9,079
Deferred	(3,665)	(5,644)	1,968
	1,305	6,659	11,047
Foreign
Current	7,144	3,138	1,480
Deferred	(2,442)	—	—
	4,702	3,138	1,480
Total Provision	$1,252	$6,772	$37,214

W. P. Carey 2013 10-K – 119

Notes to Consolidated Financial Statements

A reconciliation of the provision for income taxes with the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the periods presented is as follows (in thousands, except percentages):

	Years Ended December 31,
	2013		2012		2011
Income from continuing operations before income taxes	$85,889		$94,343		$190,225
Pre-tax income attributable to pass-through subsidiaries	(96,314)		(94,755)		(111,664)
Pre-tax (loss) income attributable to taxable subsidiaries	(10,425)		(412)		78,561
Federal provision at statutory tax rate (35%)	(3,649)	(35.0)%	(144)	(35.0)%	27,496	35.0%
State and local taxes, net of federal benefit	(166)	(1.6)%	616	149.5%	7,409	9.4%
Amortization of intangible assets	492	4.7%	465	112.9%	486	0.6%
Other	(302)	(2.9)%	1,069	261.2%	272	0.4%
Tax provision — taxable subsidiaries	(3,625)	(34.8)%	2,006	488.6%	35,663	45.4%
Current foreign taxes	7,144		3,138		1,480
Deferred foreign taxes	(2,442)		—		—
Other state and local taxes	175		1,628		71
Total provision	$1,252		$6,772		$37,214

Deferred Income Taxes

Deferred income taxes at December 31, 2013 and 2012 consist of the following (in thousands):

	At December 31,
	2013	2012
Deferred Tax Assets
Net operating loss carry-forwards	$17,034	$15,133
Unearned and deferred compensation	29,104	17,272
Basis differences — foreign investments	4,482	—
Other	10,565	10,832
Total deferred income taxes	61,185	43,237
Valuation allowance	(18,214)	(15,133)
Net deferred income taxes	42,971	28,104
Deferred Tax Liabilities
Basis differences — equity investees	(9,870)	(13,251)
Basis differences — foreign investments	(38,405)	—
Receivables from affiliates	(30,248)	(31,598)
Other	(187)	(583)
Total deferred tax liabilities	(78,710)	(45,432)
Net Deferred Tax Liability	$(35,739)	$(17,328)

Our deferred tax assets and liabilities are primarily the result of temporary differences related to the following:

•
Basis differences between tax and U.S. GAAP for certain international real estate investments. For income tax purposes, in certain acquisitions, we assume the seller’s basis, or the carry-over basis, in the acquired assets. The carry-over basis is typically lower than the purchase price, or the U. S. GAAP basis, resulting in a deferred tax liability with an offsetting increase to goodwill or the acquired tangible or intangible assets, respectively in a business combination or asset acquisition;

•
Timing differences generated by differences in the U. S. GAAP basis and the tax basis of assets such as those related to capitalized acquisition costs, straight line rent, prepaid rents and intangible assets, as well as unearned and deferred compensation;

W. P. Carey 2013 10-K – 120

Notes to Consolidated Financial Statements

•	Receivables from affiliates that are long-term in nature and have not yet resulted in income for tax purposes but have been recorded as revenues under U.S. GAAP, such as deferred acquisition fees; and

•
Tax net operating losses in certain subsidiaries, including those domiciled in foreign jurisdictions, that may be realized in future periods if the respective subsidiary generates sufficient taxable income.

During the fourth quarter of 2013, we recorded an out-of-period adjustment to reflect deferred tax assets net of valuation allowances and deferred tax liabilities of $2.3 million and $37.5 million, respectively, associated with basis differences on certain foreign properties acquired in prior periods. In addition, this out-of-period adjustment included the recognition of a deferred tax provision of $2.0 million (Note 2).

As of December 31, 2013 and 2012, we had net operating losses, or NOLs, in foreign jurisdictions of approximately $61.7 million and $57.9 million, respectively, translating to a deferred tax asset before valuation allowance of $17.0 million and $15.1 million, respectively.  Our NOLs began expiring in 2011 in certain foreign jurisdictions.  The utilization of NOLs may be subject to certain limitations under the tax laws of the relevant jurisdiction.  Management determined that, as of December 31, 2013 and 2012, $18.2 million and $15.1 million, respectively, of deferred tax assets related to losses in foreign jurisdictions did not satisfy the recognition criteria set forth in accounting guidance for income taxes and established a valuation allowance for this amount.

Included in Other assets, net in the consolidated balance sheet at December 31, 2013 is deferred tax assets of $3.3 million related to foreign investments. Included in Income taxes, net in the consolidated balance sheets at December 31, 2013 and 2012 are accrued income taxes totaling $4.9 million and $7.3 million, respectively, deferred income taxes totaling $39.0 million and $17.3 million, respectively, and uncertain tax positions totaling $0.1 million and $0.3 million, respectively. The uncertain tax positions, which we account for in accordance with ASC 740, Income Taxes, were acquired in the CPA®:15 Merger.

Real Estate Ownership Operations

Effective February 15, 2012, we elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, we are not subject to federal income taxes on our income and gains that we distribute to our stockholders as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We believe that we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT. As a REIT, we expect to derive most of our REIT income from our real estate operations under our Real Estate Ownership segment.

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

Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2005 through 2013 remain open to examination by the major taxing jurisdictions to which we are subject.

Note 17. Discontinued Operations

From time to time, we may decide to sell a property. We may make a decision to dispose of a property when it is vacant as a result of tenants vacating space, tenants electing not to renew their leases, tenant insolvency, or lease rejection in the bankruptcy process. In such cases, we assess whether we can obtain the highest value from the property by selling it, as opposed to re-leasing it. We may also sell a property when we receive an unsolicited offer or negotiate a price for an investment that is consistent with our strategy for that investment. When it is appropriate to do so, we classify the property as an asset held for sale on our consolidated balance sheet and the current and prior period results of operations of the property are reclassified as discontinued operations.

W. P. Carey 2013 10-K – 121

Notes to Consolidated Financial Statements

The results of operations for properties that are held for sale or have been sold and with which we have no continuing involvement are reflected in the consolidated financial statements as discontinued operations and are summarized as follows (in thousands, net of tax):

	Years Ended December 31,
	2013	2012	2011
Revenues	$28,951	$27,137	$28,973
Expenses	(19,984)	(23,895)	(28,655)
Loss on extinguishment of debt	(2,415)	—	—
Gain on deconsolidation of a subsidiary	—	—	1,008
Gain (loss) on sale of real estate	40,043	(5,015)	(3,391)
Impairment charges	(8,415)	(22,962)	(11,838)
Income (loss) from discontinued operations	$38,180	$(24,735)	$(13,903)

2013 — During the year ended December 31, 2013, we sold seven domestic properties for a total of $22.7 million, net of selling costs, and recognized a net gain on these sales of $0.6 million, excluding impairment charges totaling $3.9 million and $0.2 million previously recognized during 2013 and 2012, respectively. We used a portion of the proceeds to repay the related mortgage loan obligation of $5.7 million and recognized a gain on extinguishment of debt of $0.1 million.

Additionally, during the year ended December 31, 2013, an entity in which we, two of our employees (Note 4) and a third party owned 38.3%, 1.7% and 60.0% respectively, and which we consolidated, sold 19 of its 20 self-storage properties for a total of $112.3 million, net of selling costs, and recognized a net gain on the sale of $39.6 million, inclusive of amounts attributable to noncontrolling interests of $24.4 million. In connection with the sale, we used a portion of the proceeds to repay the aggregate related mortgage loan obligations of $45.1 million and recognized a net loss on extinguishment of debt of $2.5 million, inclusive of amounts attributable to noncontrolling interests of $1.5 million. In connection with the sale, we made a distribution to noncontrolling interest holders of $40.8 million, representing their share of the net proceeds from the sale.

During the year ended December 31, 2013, we also sold our hotel for $3.7 million, net of selling costs, and recognized a net loss on the sale of $0.2 million, excluding impairment charges of $1.1 million and $10.5 million previously recognized during 2013 and 2012, respectively.

During the year ended December 31, 2013, we entered into contracts to sell nine properties for a total of $117.5 million. In connection with these potential sales, we recognized impairment charges totaling $3.4 million during the year ended December 31, 2013 to reduce the carrying values of the properties to their selling prices. At December 31, 2013, these properties were classified as Assets held for sale in the consolidated balance sheet (Note 5). We completed the sale of six of these properties in January 2014. There can be no assurance that the remaining properties will be sold at the contracted prices, or at all.

In connection with those sales that are deemed businesses, we allocated goodwill totaling $13.1 million to the cost basis of the properties, for our Real Estate Ownership segment based on the relative fair value at the time of sale or when contracted for sale (Note 9).

2012 — During the year ended December 31, 2012, we sold 13 domestic properties for $44.8 million, net of selling costs, and recognized an aggregate net loss on these sales of $1.4 million, excluding impairment charges of $12.5 million recognized in 2012 and $11.8 million previously recognized during 2011.

We also sold a property in December 2012 that we acquired in the CPA®:15 Merger (Note 3), which was leased to BE Aerospace. We sold the property for $25.3 million, net of selling costs, and recognized a net loss on this sale of $0.5 million.

In December 2012, we entered into a contract to sell a domestic property that we acquired in the CPA®:15 Merger for $1.4 million. We completed the sale of this property in January 2013.  At December 31, 2012, this property was classified within Assets held for sale in the consolidated balance sheet.

In connection with those sales that are deemed businesses, we allocated goodwill totaling $3.2 million to the cost basis of the properties, for our Real Estate Ownership segment based on the relative fair value at the time of sale (Note 9).

W. P. Carey 2013 10-K – 122

Notes to Consolidated Financial Statements

2011 — During the year ended December 31, 2011, we sold seven domestic properties for $12.5 million, net of selling costs, and recognized a net loss on these sales of $3.4 million, excluding previously recognized impairment charges of less than $0.1 million.

In September 2011, one of our subsidiaries consented to a court order appointing a receiver when the subsidiary stopped making payments on the non-recourse debt obligation on a property after the tenant vacated the property. As we no longer had control over the activities that most significantly impact the economic performance of this subsidiary following possession of the property by the receiver, we deconsolidated the subsidiary during the third quarter of 2011. As of the date of deconsolidation, the property had a carrying value of $5.3 million, reflecting the impact of impairment charges totaling $5.6 million recognized during the fourth quarter of 2010, and the related non-recourse mortgage loan had an outstanding balance of $6.3 million. In connection with the deconsolidation, we recognized a gain of $1.0 million during the third quarter of 2011. We believe that our retained interest in this deconsolidated entity had no value at the date of deconsolidation.

Note 18. Segment Reporting

We evaluate our results from operations by our two major business segments — Real Estate Ownership and Investment Management (Note 1). The following table presents a summary of comparative results of these business segments (in thousands):

	Years Ended December 31,
	2013	2012	2011
Real Estate Ownership (a)
Revenues	$315,965	$129,181	$67,064
Operating expenses (b)	(178,962)	(92,441)	(29,336)
Interest expense	(103,728)	(46,448)	(18,210)
Other, net (c)	51,704	84,043	82,937
Provision for income taxes	(4,703)	(4,001)	(2,243)
Income from continuing operations attributable to W. P. Carey	$80,276	$70,334	$100,212
Investment Management
Revenues (d)	$173,886	$223,180	$242,647
Operating expenses (d) (e)	(173,744)	(207,050)	(157,572)
Other, net (f)	768	3,878	2,695
Benefit from (provision for) income taxes	3,451	(2,771)	(34,971)
Income from continuing operations attributable to W. P. Carey	$4,361	$17,237	$52,799
Total Company
Revenues (d)	$489,851	$352,361	$309,711
Operating expenses (d) (e)	(352,706)	(299,491)	(186,908)
Interest expense	(103,728)	(46,448)	(18,210)
Other, net (c) (f)	52,472	87,921	85,632
Provision for income taxes	(1,252)	(6,772)	(37,214)
Income from continuing operations attributable to W. P. Carey	$84,637	$87,571	$153,011

	Total Long-Lived Assets (g) at December 31,		Total Assets at December 31,
	2013	2012	2013	2012
Real Estate Ownership	$3,333,654	$3,239,755	$4,537,853	$4,484,821
Investment Management	—	—	141,097	124,221
Total Company	$3,333,654	$3,239,755	$4,678,950	$4,609,042

W. P. Carey 2013 10-K – 123

Notes to Consolidated Financial Statements

__________

(a)	Included within the Real Estate Ownership segment is our total investment in shares of CPA®:16 – Global, which represented approximately 6.0% of our total assets at December 31, 2013 (Note 7).

(b)	Includes expenses incurred of $5.0 million related to the CPA®:16 Merger for the year ended December 31, 2013 and $31.7 million related to the CPA®:15 Merger for the year ended December 31, 2012.

(c)
Includes Other interest income, Net income from equity investments in real estate and the Managed REITs, Gain on change in control of interests, Other income and (expenses), and Net income attributable to noncontrolling interests.

(d)
Included in revenues and operating expenses are reimbursable costs from affiliates totaling $73.6 million, $98.2 million and $64.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(e)
Includes Stock-based compensation expenses of $37.3 million, $26.2 million and $17.8 million for the years ended December 31, 2013, 2012 and 2011, respectively, of which $37.0 million, $26.0 million and $17.8 million, respectively, were included in the Investment Management segment.

(f)	Includes Other interest income, Other income and (expenses), Net loss attributable to noncontrolling interests and Net loss (income) attributable to redeemable noncontrolling interest.

(g)	Consists of Net investments in real estate.

Our portfolio is comprised of domestic and international investments. At December 31, 2013, our international investments within our Real Estate Ownership segment were comprised of investments in France, Japan, Poland, Germany, Spain, Belgium, Finland, Netherlands and the United Kingdom. None of these countries comprised more than 10% of our total lease revenues or total long-lived assets at December 31, 2013. The following tables present the geographic information (in thousands):

Year Ended December 31, 2013	Domestic	Foreign (a)	Total
Revenues	$218,758	$97,207	$315,965
Operating expenses	(126,534)	(52,428)	(178,962)
Interest expense	(65,978)	(37,750)	(103,728)
Other, net (b) (c)	48,405	3,299	51,704
Benefit from (provision) for income taxes	19	(4,722)	(4,703)
Income from continuing operations attributable to W. P. Carey	$74,670	$5,606	$80,276
Total assets	$3,290,568	$1,247,285	$4,537,853
Total long-lived assets (d)	$2,172,549	$1,161,105	$3,333,654

Year Ended December 31, 2012	Domestic	Foreign (a)	Total
Revenues	$100,619	$28,562	$129,181
Operating expenses	(91,196)	(1,245)	(92,441)
Interest expense	(35,239)	(11,209)	(46,448)
Other, net (c)	77,441	6,602	84,043
Provision for income taxes	(2,690)	(1,311)	(4,001)
Income from continuing operations attributable to W. P. Carey	$48,935	$21,399	$70,334
Total assets	$3,527,918	$956,903	$4,484,821
Total long-lived assets (d)	$2,552,481	$687,274	$3,239,755

Year Ended December 31, 2011	Domestic	Foreign (a)	Total
Revenues	$58,940	$8,124	$67,064
Operating expenses	(25,821)	(3,515)	(29,336)
Interest expense	(16,884)	(1,326)	(18,210)
Other, net (c)	76,764	6,173	82,937
Provision for income taxes	(2,135)	(108)	(2,243)
Income from continuing operations attributable to W. P. Carey	$90,864	$9,348	$100,212
Total assets	$1,258,544	$75,522	$1,334,066
Total long-lived assets (d)	$1,207,435	$66,086	$1,273,521
__________

W. P. Carey 2013 10-K – 124

Notes to Consolidated Financial Statements

(a)
All years include operations in France, Germany, Poland and Spain. The years ended December 31, 2013 and 2012 also includes operations in Belgium, Finland, the Netherlands and the United Kingdom through properties acquired in 2013 and from CPA®:15 in the CPA®:15 Merger.

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

(d)	Consists of Net investments in real estate.

Note 19. Selected Quarterly Financial Data (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues (a) (b)	$106,030	$112,221	$132,592	$139,008
Expenses (a)	75,194	80,811	91,625	105,076
Net income (c) (d)	15,839	45,816	21,650	48,860
Net income attributable to noncontrolling interests (d)	(1,708)	(2,692)	(2,912)	(25,624)
Net loss (income) attributable to redeemable noncontrolling interests	50	43	(232)	(214)
Net income attributable to W. P. Carey	$14,181	$43,167	$18,506	$23,022
Earnings per share attributable to W. P. Carey (f):
Basic	$0.20	$0.63	$0.27	$0.33
Diluted	$0.20	$0.62	$0.27	$0.33
Distributions declared per share	$0.820	$0.840	$0.860	$0.980

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues (a) (b)	$63,831	$62,405	$65,284	$160,841
Expenses (a)	52,998	55,422	82,133	108,938
Net income (e)	11,669	31,230	2,226	17,654
Net loss (income) attributable to noncontrolling interests	578	480	325	(1,990)
Net loss (income) attributable to redeemable noncontrolling interests	43	67	37	(187)
Net income attributable to W. P. Carey	$12,290	$31,777	$2,588	$15,477
Earnings per share attributable to W. P. Carey (g):
Basic	$0.30	$0.78	$0.06	$0.22
Diluted	$0.30	$0.77	$0.06	$0.22
Distributions declared per share	$0.565	$0.567	$0.650	$0.660
__________

(a)	Certain amounts from previous quarters have been reclassified to discontinued operations (Note 17).

(b)	Amounts for 2013 and the three months ended December 31, 2012 include the impact of the CPA®:15 Merger (Note 3).

(c)	Amount for the three months ended June 30, 2013 includes a net gain of $19.5 million on the sale of our U.S. Airway investment (Note 7).

(d)
Amount for the three months ended December 31, 2013 includes a net gain of $39.6 million on the sale of 19 of 20 of our self-storage properties, inclusive of amounts attributable to noncontrolling interests of $24.4 million (Note 17).

(e)
Amount for the three months ended June 30, 2012 includes our $15.1 million share of the net gain recognized by a jointly-owned French entity in connection with selling its interests in the underlying investment.

(f)	For the year ended December 31, 2013, the total quarterly diluted earnings per share was $0.01 higher than the annual diluted earnings per share due to the effects of rounding.

W. P. Carey 2013 10-K – 125

Notes to Consolidated Financial Statements

(g)
For the year ended December 31, 2012, total quarterly basic and diluted earnings per share were $0.06 and $0.07 higher than the annual basis and diluted earnings per share, respectively, as a result of the change in the shares outstanding for each of the periods, primarily due to the issuance of shares in the CPA®:15 Merger (Note 3).

Note 20. Subsequent Events

CPA®:16 Merger

On July 25, 2013, we and CPA®:16 – Global entered into a definitive agreement pursuant to which CPA®:16 – Global would merge with and into one of our wholly-owned subsidiaries, subject to the approval of our stockholders and the stockholders of CPA®:16 – Global. On January 24, 2014, our stockholders and the stockholders of CPA®:16 – Global each approved the CPA®:16 Merger, and the CPA®:16 Merger closed on January 31, 2014.

In the CPA®:16 Merger, CPA®:16 – Global stockholders received 0.1830 shares of our common stock in exchange for their shares of CPA®:16 – Global stock, pursuant to an exchange ratio based upon a value of $11.25 per share of CPA®:16 – Global and the volume weighted average trading price, or VWAP, of our common stock for the five consecutive trading days ending on the third trading day preceding the closing of the transaction on January 31, 2014. CPA®:16 – Global stockholders received cash in lieu of any fractional shares in the CPA®:16 Merger. We paid total merger consideration of approximately $1.8 billion, including the issuance of 30,729,878 shares of our common stock with a fair value of $1.8 billion, based on the closing price of our common stock on January 31, 2014, of $59.08 per share, to the stockholders of CPA®:16 – Global in exchange for the 168,041,772 shares of CPA®:16 – Global common stock that we and our affiliates did not previously own, and cash of $1.3 million paid in lieu of issuing any fractional shares. As a condition of the CPA®:16 Merger, we waived the subordinated disposition and termination fees that we would have been entitled to receive from CPA®:16 – Global upon its liquidation pursuant to the terms of our advisory agreement with CPA®:16 – Global (Note 4).

Immediately prior to the CPA®:16 Merger, CPA®:16 – Global’s portfolio was comprised of the consolidated full or partial interests in 327 leased properties, substantially all of which were triple-net leased with an average remaining life of 10.4 years and an estimated annual contractual minimum base rent totaling $300.1 million, and two hotel properties. The related property-level debt was comprised of 92 fixed-rate and 18 variable-rate non-recourse mortgage loans with an aggregate fair value of approximately $1.7 billion and a weighted-average annual interest rate of 5.6%. In addition, CPA®:16 – Global had equity interests in 18 unconsolidated investments, eleven of which were consolidated by us prior to the CPA®:16 Merger, five are consolidated by us subsequent to the CPA®:16 Merger and two are jointly-owned with CPA®:17 – Global . These investments own 140 properties, substantially all of which were triple-net leased with an average remaining life of 8.6 years and an estimated annual contractual minimum base rent totaling $63.9 million. The debt related to these equity investments was comprised of 17 fixed-rate and five variable-rate non-recourse mortgage loans with an aggregate fair value of approximately $0.3 billion and a weighted-average annual interest rate of 4.8%.

Preliminary Purchase Price Allocation

We accounted for the CPA®:16 Merger as a business combination under the acquisition method of accounting. After consideration of all applicable factors pursuant to the business combination accounting rules, we were considered the “accounting acquirer” due to various factors, including the fact that our stockholders held the largest portion of the voting rights in us upon completion of the CPA®:16 Merger. Costs of $5.0 million related to the CPA®:16 Merger have been expensed as incurred and classified within Merger and acquisition expenses in the consolidated statements of income for the year ended December 31, 2013.

The purchase price was allocated to the assets acquired and liabilities assumed, based upon their preliminary fair values at January 31, 2014. The fair values of the lease intangibles acquired were measured in a manner consistent with our purchase price allocation policy described in Note 2. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in the acquisition, based on the current best estimate of management. We are in the process of finalizing our assessment of the fair value of the assets acquired and liabilities assumed. Investments in real estate, net investments in direct financing leases, equity investments in real estate, non-recourse debt and amounts attributable to noncontrolling interests were based on preliminary valuation data and estimates. Accordingly, the fair value of these assets and liabilities and the impact to goodwill are subject to change.

W. P. Carey 2013 10-K – 126

Notes to Consolidated Financial Statements

Preliminary Purchase Price Allocation (in thousands)
Total Consideration
Fair value of W. P. Carey shares of common stock issued	$1,815,521
Cash consideration for fractional shares	1,338
Merger Consideration	1,816,859
Fair value of our equity interest in CPA®:16 – Global prior to the CPA®:16 Merger	324,049
Fair value of our equity interest in jointly-owned investments with CPA®:16 – Global prior to the CPA®:16 Merger	156,205
Fair value of noncontrolling interests acquired	(259,455)
$2,037,658
Assets Acquired at Fair Value
Net investments in properties	$2,018,445
Net investments in direct financing leases	496,723
Equity investments in real estate	68,608
Notes receivable	21,419
In-place lease intangible assets, net (weighted-average life - 12.8 years)	568,692
Above-market rent intangible assets, net (weighted-average life - 12.1 years)	387,206
Cash and cash equivalents	70,672
Other assets, net	71,969
3,703,734
Liabilities Assumed at Fair Value
Non-recourse debt and line of credit	(1,728,382)
Below-market rent and other intangible liabilities (weighted-average life - 19.3 years)	(66,183)
Accounts payable, accrued expenses and other liabilities	(123,036)
Deferred tax liability	(44,795)
(1,962,396)

Total identifiable net assets	1,741,338
Amounts attributable to noncontrolling interests	(96,139)
Goodwill	392,459
$2,037,658

Goodwill

The $392.5 million of preliminary estimated goodwill recorded in the CPA®:16 Merger was primarily due to the $428.5 million premium we paid on CPA®:16 – Global’s common stock. At the time we entered into the merger agreement, the consideration of $11.25 per common share of CPA®:16 – Global represented a premium of $2.55 per share over the December 31, 2012 estimated NAV of CPA®:16 – Global, which was $8.70. Management believes the premium is supported by several factors of the combined entity, including the fact that (i) it is among the largest publicly traded REITs with greater operating and financial flexibility and better access to capital markets and with a lower cost of capital than CPA®:16 – Global had on a stand-alone basis; (ii) the CPA®:16 Merger eliminated costs associated with the advisory structure that CPA®:16 – Global had previously; and (iii) the combined portfolio has greater tenant and geographic diversification and an improved overall weighted-average debt maturity and interest rate.

The fair value of the 30,729,878 shares of our common stock issued in the CPA®:16 Merger as part of the consideration paid for CPA®:16 of $1.8 billion was derived from the closing market price of our common stock on the acquisition date. As required by GAAP, the fair value related to the assets acquired and liabilities assumed, as well as the shares exchanged, has been computed as of the date we gained control, which was the closing date of the CPA®:16 Merger, in a manner consistent with the methodology described above.

W. P. Carey 2013 10-K – 127

Notes to Consolidated Financial Statements

Goodwill is not deductible for income tax purposes.

Pro Forma Financial Information (Unaudited)

The following unaudited consolidated pro forma financial information has been presented as if the CPA®:16 Merger, had occurred on January 1, 2013 for the year ended December 31, 2013. The pro forma financial information is not necessarily indicative of what the actual results would have been had the CPA®:16 Merger on that date, nor does it purport to represent the results of operations for future periods.

(in thousands, except share and per share amounts):

Pro forma total revenues	$787,219
Pro forma income attributable to W. P. Carey	$85,827

Pro forma earnings per share: (a)
Basic	$0.86
Diluted	$0.85

Pro forma weighted-average shares: (b)
Basic	99,420,924
Diluted	100,437,886
___________

(a)
The pro forma income attributable to W. P. Carey reflects combined merger expenses of $36.3 million incurred related to the CPA®:16 Merger for the year ended December 31, 2013 as if the CPA®:16 Merger had taken place on January 1, 2013.

(b)
The pro forma weighted average shares outstanding for the year ended December 31, 2013 were determined as if the 30,729,878 shares of our common stock issued to CPA®:16 stockholders in the CPA®:16 Merger were issued on January 1, 2013.

New Senior Credit Facility

In January 2014, we entered into the Second Amended and Restated Credit Agreement with various banks to increase the maximum aggregate principal amount from $625.0 million to $1.25 billion, which is comprised of a $1.0 billion unsecured revolving credit facility and a $250.0 million term loan facility. The revolving credit facility matures in four years but may be extended by one year at our option, subject to the conditions provided in the credit agreement. The term loan facility matures in two years but we have two options to extend the maturity by another year. In connection with obtaining the new line of credit, we incurred financing costs totaling $8.6 million, to be amortized to interest expense over the life of the facilities. On January 31, 2014, we drew down $765.0 million, to repay and terminate our Prior Senior Credit Facility, and our Unsecured Term Loan, as well as CPA®:16 – Global’s line of credit in connection with the CPA®:16 Merger.

2014 LTIP Awards

In February 2014, the compensation committee of our board of directors approved long-term incentive plan awards to key employees consisting of 161,960 RSUs and 79,654 PSUs that will have a dilutive impact on our earnings per share calculation.

W. P. Carey 2013 10-K – 128

W. P. CAREY INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2013, 2012 and 2011
(in thousands)

Description	Balance at Beginning of Year	Other Additions (a) (b)	Deductions	Balance at End of Year
Year Ended December 31, 2013
Valuation reserve for deferred tax assets	$15,133	$3,081	$—	$18,214

Year Ended December 31, 2012
Valuation reserve for deferred tax assets	$—	$15,133	$—	15,133

Year Ended December 31, 2011
Valuation reserve for deferred tax assets	$—	$—	$—	$—
__________

(a)	The amount for the year ended December 31, 2013 includes the amount recorded in connection with the out-of-period adjustment related to deferred foreign income taxes (Note 2).

(b)
Amount for the year ended December 31, 2012 represents the amount acquired in the CPA®:15 Merger related to net operating loss carry-forwards. During 2013, we corrected an error which increased the valuation reserve for deferred tax assets for the year ended December 31, 2012 from $11.9 million to $15.1 million.

W. P. Carey 2013 10-K – 129

W. P. CAREY INC.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013
(in thousands)

												Life on which
												Depreciation in
				Costs Capitalized	(Decrease)	Gross Amount at which						Latest Statement
		Initial Cost to Company		Subsequent to	Increase in Net	Carried at Close of Period (c)			Accumulated	Date of	Date	of Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (c)	Construction	Acquired	Computed
Real Estate Under Operating Leases:
Office facilities in Broomfield, CO	$—	$248	$2,538	$4,844	$(3,798)	$1,983	$1,849	$3,832	$819	1974	Jan. 1998	40 yrs.
Industrial facilities in Erlanger, KY	11,722	1,526	21,427	2,966	141	1,526	24,534	26,060	10,094	1979; 1987	Jan. 1998	40 yrs.
Retail facility in Montgomery, AL	—	855	6,762	277	(6,978)	142	774	916	435	1987	Jan. 1998	40 yrs.
Warehouse/distribution facilities in Anchorage, AK and Commerce, CA	—	4,905	11,898	—	12	4,905	11,910	16,815	2,231	1948; 1975	Jan. 1998	40 yrs.
Industrial facility in Toledo, OH	—	224	2,408	—	—	224	2,408	2,632	1,104	1966	Jan. 1998	40 yrs.
Industrial facility in Goshen, IN	—	239	940	—	—	239	940	1,179	180	1973	Jan. 1998	40 yrs.
Office facility in Raleigh, NC	—	1,638	2,844	157	(2,554)	828	1,257	2,085	524	1983	Jan. 1998	20 yrs.
Office facility in King of Prussia, PA	—	1,219	6,283	1,295	—	1,219	7,578	8,797	2,854	1968	Jan. 1998	40 yrs.
Industrial facility in Pinconning, MS	—	32	1,692	—	—	32	1,692	1,724	677	1948	Jan. 1998	40 yrs.
Industrial facilities in San Fernando, CA	6,885	2,052	5,322	—	(1,889)	1,494	3,991	5,485	1,616	1962; 1979	Jan. 1998	40 yrs.
Retail facilities in several cities in the following states: Alabama, Florida, Georgia, Illinois, Louisiana, Missouri, New Mexico, North Carolina, South Carolina, Tennessee, and Texas	—	9,382	—	—	3,371	9,210	3,543	12,753	83	Various	Jan. 1998	15 yrs.
Industrial facility in Milton, VT	—	220	1,579	—	—	220	1,579	1,799	631	1987	Jan. 1998	40 yrs.
Land in Glendora, CA	—	1,135	—	—	17	1,152	—	1,152	—	N/A	Jan. 1998	N/A
Industrial facility in Doraville, GA	4,746	3,288	9,864	1,546	274	3,288	11,684	14,972	4,198	1964	Jan. 1998	40 yrs.
Office facilities in Collierville, TN and warehouse/distribution facility in Corpus Christi, TX	50,843	3,490	72,497	—	(15,609)	288	60,090	60,378	5,815	1989; 1999	Jan. 1998	40 yrs.
Land in Irving and Houston, TX	8,037	9,795	—	—	—	9,795	—	9,795	—	N/A	Jan. 1998	N/A
Industrial facility in Chandler, AZ	11,396	5,035	18,957	7,435	541	5,035	26,933	31,968	9,743	1989	Jan. 1998	40 yrs.
Warehouse/distribution facility in Houston, TX	—	167	885	73	—	167	958	1,125	368	1952	Jan. 1998	40 yrs.
W. P. Carey 2013 10-K – 130

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2013
(in thousands)

												Life on which
												Depreciation in
				Costs Capitalized	(Decrease)	Gross Amount at which						Latest Statement
		Initial Cost to Company		Subsequent to	Increase in Net	Carried at Close of Period (c)			Accumulated	Date of	Date	of Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (c)	Construction	Acquired	Computed
Office facility in Bridgeton, MO	—	842	4,762	1,832	71	842	6,665	7,507	1,839	1972	Jan. 1998	40 yrs.
Warehouse/distribution facility in Industry, CA	—	3,789	13,164	2,070	318	3,789	15,552	19,341	5,017	1976	Jan. 1998	40 yrs.
Retail facilities in Drayton Plains, MI and Citrus Heights, CA	—	1,039	4,788	202	193	1,039	5,183	6,222	1,178	1972	Jan. 1998	35 yrs.
Warehouse/distribution facility in Memphis, TN	—	1,882	3,973	21	(3,893)	328	1,655	1,983	629	1969	Jan. 1998	15 yrs.
Retail facility in Bellevue, WA	7,992	4,125	11,812	393	(123)	4,371	11,836	16,207	4,647	1994	Apr. 1998	40 yrs.
Office facility in Houston, TX	—	3,260	22,574	1,628	(23,311)	211	3,940	4,151	2,985	1982	Jun. 1998	40 yrs.
Office facility in Rio Rancho, NM	7,893	1,190	9,353	1,742	—	1,467	10,818	12,285	3,884	1999	Jul. 1998	40 yrs.
Office facility in Moorestown, NJ	—	351	5,981	987	43	351	7,011	7,362	3,062	1964	Feb. 1999	40 yrs.
Office facility in Norcross, GA	27,911	5,200	25,585	11,822	—	5,200	37,407	42,607	13,262	1975	Jun. 1999	40 yrs.
Office facility in Illkirch, France	12,348	—	18,520	6	11,133	—	29,659	29,659	10,188	2001	Dec. 2001	40 yrs.
Industrial facilities in Lenexa, KS; Winston-Salem, NC; and Dallas, TX	—	1,860	12,539	2,875	5	1,860	15,419	17,279	3,632	1968; 1980; 1983	Sep. 2002	40 yrs.
Office facilities in Playa Vista and Venice, CA	49,161	2,032	10,152	52,816	1	5,889	59,112	65,001	4,629	1991; 1999	Sep. 2004; Sep. 2012	40 yrs.
Warehouse/distribution facility in Greenfield, IN	—	2,807	10,335	223	(8,383)	967	4,015	4,982	995	1995	Sep. 2004	40 yrs.
Warehouse/distribution facilities in Birmingham, AL	4,284	1,256	7,704	—	—	1,256	7,704	8,960	1,789	1995	Sep. 2004	40 yrs.
Industrial facility in Scottsdale, AZ	1,189	586	46	—	—	586	46	632	11	1988	Sep. 2004	40 yrs.
Retail facility in Hot Springs, AR	—	850	2,939	2	(2,614)	—	1,177	1,177	274	1985	Sep. 2004	40 yrs.
Warehouse/distribution facilities in Apopka, FL	—	362	10,855	657	(155)	337	11,382	11,719	2,573	1969	Sep. 2004	40 yrs.
Land in San Leandro, CA	—	1,532	—	—	—	1,532	—	1,532	—	N/A	Dec. 2006	N/A
Sports facility in Austin, TX	3,007	1,725	5,168	—	—	1,725	5,168	6,893	1,285	1995	Dec. 2006	28.5 yrs.
Retail facility in Wroclaw, Poland	8,541	3,600	10,306	—	(1,455)	3,443	9,008	12,451	1,364	2007	Dec. 2007	40 yrs.
Office facility in Fort Worth, TX	33,044	4,600	37,580	—	—	4,600	37,580	42,180	3,680	2003	Feb. 2010	40 yrs.
Warehouse/distribution facility in Mallorca, Spain	—	11,109	12,636	—	3,571	12,781	14,535	27,021	1,302	2008	Jun. 2010	40 yrs.
Office facilities in San Diego, CA	33,268	7,247	29,098	967	(5,514)	4,762	27,036	31,798	3,179	1989	May 2011	40 yrs.
Retail facilities in Florence, AL; Snellville, GA; Concord, NC; Rockport, TX; and Virginia Beach, VA	22,000	5,646	12,367	—	—	5,646	12,367	18,013	434	2005; 2007	Sep. 2012	40 yrs.

W. P. Carey 2013 10-K – 131

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2013
(in thousands)

												Life on which
												Depreciation in
				Costs Capitalized	(Decrease)	Gross Amount at which						Latest Statement
		Initial Cost to Company		Subsequent to	Increase in Net	Carried at Close of Period (c)			Accumulated	Date of	Date	of Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (c)	Construction	Acquired	Computed
Hospitality facilities in Irvine, Sacramento, and San Diego, CA; Orlando, FL; Des Plaines, IL; Indianapolis, IN; Louisville, KY; Linthicum Heights, MD; Newark, NJ; Albuquerque, NM; and Spokane, WA	140,000	32,680	198,999	—	—	32,680	198,999	231,679	6,843	1989; 1990	Sep. 2012	34 - 37 yrs.
Industrial facilities in Bluffton, OH; Auburn, IN; and Milan, TN	—	2,564	6,998	—	—	2,564	6,998	9,562	292	1968; 1975; 1979	Sep. 2012	30 yrs.
Land in Irvine, CA	1,649	4,173	—	—	—	4,173	—	4,173	—	N/A	Sep. 2012	N/A
Industrial facility in Alpharetta, GA	7,540	2,198	6,349	—	—	2,198	6,349	8,547	265	1997	Sep. 2012	30 yrs.
Office facility in Clinton, NJ	24,827	2,866	34,834	—	—	2,866	34,834	37,700	1,451	1987	Sep. 2012	30 yrs.
Office facilities in St. Petersburg, FL	—	3,280	24,627	—	—	3,280	24,627	27,907	1,026	1980; 1996; 1999	Sep. 2012	30 yrs.
Movie theater in Baton Rouge, LA	9,869	4,168	5,724	—	—	4,168	5,724	9,892	238	2003	Sep. 2012	30 yrs.
Office facilities in San Diego, CA	16,771	7,804	16,729	—	—	7,804	16,729	24,533	697	2002	Sep. 2012	30 yrs.
Industrial facilities in Richmond, CA	—	895	1,953	—	—	895	1,953	2,848	81	1987; 1999	Sep. 2012	30 yrs.
Warehouse/distribution and industrial facilities in Kingman, AZ; Woodland, CA; Jonesboro, GA; Kansas City, MO; Springfield, OR; Fogelsville, PA; and Corsicana, TX	61,262	16,386	84,668	—	—	16,386	84,668	101,054	3,499	Various	Sep. 2012	30 yrs.
Warehouse/distribution facilities in Lens, Nimes, Colomiers, Thuit Hebert, Ploufragen, and Cholet, France	89,224	15,779	89,421	—	7,428	16,893	95,735	112,628	3,981	Various	Sep. 2012	30 yrs.
Industrial facilities in Orlando, FL; Rocky Mount, NC, and Lewisville, TX	—	2,163	17,715	—	—	2,163	17,715	19,878	740	Various	Sep. 2012	30 yrs.
Industrial facilities in Chattanooga, TN	—	558	5,923	—	—	558	5,923	6,481	244	1974; 1989	Sep. 2012	30 yrs.
Industrial facility in Mooresville, NC	6,063	756	9,775	—	—	756	9,775	10,531	402	1997	Sep. 2012	30 yrs.
Industrial facility in McCalla, AL	—	960	14,472	6,350	—	960	20,822	21,782	652	2004	Sep. 2012	31 yrs.
Office facility in Lower Makefield Township, PA	10,460	1,726	12,781	—	—	1,726	12,781	14,507	524	2002	Sep. 2012	30 yrs.
Industrial facility in Fort Smith, AZ	—	1,063	6,159	—	—	1,063	6,159	7,222	250	1982	Sep. 2012	30 yrs.
Retail facilities in Greenwood, IN and Buffalo, NY	10,883	—	19,990	—	—	—	19,990	19,990	804	2003; 2004	Sep. 2012	30 - 31 yrs.

W. P. Carey 2013 10-K – 132

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2013
(in thousands)

												Life on which
												Depreciation in
				Costs Capitalized	(Decrease)	Gross Amount at which						Latest Statement
		Initial Cost to Company		Subsequent to	Increase in Net	Carried at Close of Period (c)			Accumulated	Date of	Date	of Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (c)	Construction	Acquired	Computed
Industrial facilities in Bowling Green, KY and Jackson, TN	7,106	1,492	8,182	—	—	1,492	8,182	9,674	332	1989; 1995	Sep. 2012	31 yrs.
Education facilities in Avondale, AZ; Rancho Cucamonga, CA; Glendale Heights, IL; and Exton, PA	36,244	14,006	33,683	—	(1,961)	12,045	33,683	45,728	1,315	1988; 2004	Sep. 2012	31 - 32 yrs.
Industrial facilities in St. Petersburg, FL; Buffalo Grove, IL; West Lafayette, IN; Excelsior Springs, MO; and North Versailles, PA	12,008	6,559	19,078	—	—	6,559	19,078	25,637	767	Various	Sep. 2012	31 yrs.
Industrial facilities in Tolleson, AZ; Alsip, IL; and Solvay, NY	14,276	6,080	23,424	—	—	6,080	23,424	29,504	935	1990; 1994; 2000	Sep. 2012	31 yrs.
Land in Kahl, Germany	10,406	6,694	—	—	473	7,167	—	7,167	—	N/A	Sep. 2012	N/A
Land in Memphis, TN and sports facilities in Bedford, TX and Englewood, CO	9,320	4,877	4,258	—	4,823	4,877	9,081	13,958	264	1990; 1995; 2001	Sep. 2012	31 yrs.
Office facilities in Mons, Belgium	11,032	1,505	6,026	195	537	1,611	6,652	8,263	252	1982; 1983	Sep. 2012	32 yrs.
Warehouse/distribution facilities in Oceanside, CA and Concordville, PA	4,242	3,333	8,270	—	—	3,333	8,270	11,603	331	1989; 1996	Sep. 2012	31 yrs.
Office facility in Peachtree City, GA	3,747	1,205	5,907	—	—	1,205	5,907	7,112	234	2001	Sep. 2012	31 yrs.
Self-storage and trucking facilities in numerous locations throughout the U.S.	—	74,551	319,186	—	—	74,551	319,186	393,737	12,633	Various	Sep. 2012	31 yrs.
Warehouse/distribution facility in La Vista, NE	21,968	4,196	23,148	—	—	4,196	23,148	27,344	864	2005	Sep. 2012	33 yrs.
Office facility in Pleasanton, CA	12,114	3,675	7,468	—	—	3,675	7,468	11,143	295	2000	Sep. 2012	31 yrs.
Office facility in San Marcos, TX	—	440	688	—	—	440	688	1,128	27	2000	Sep. 2012	31 yrs.
Office facilities in Espoo, Finland	60,643	40,555	15,662	—	3,969	43,418	16,768	60,186	660	1972	Sep. 2012	31 yrs.
Office facility in Conflans, France	21,987	7,208	11,333	196	(3,351)	5,879	9,507	15,386	476	1985	Sep. 2012	31 yrs.
Office facility in Chicago, IL	15,090	2,169	19,010	—	—	2,169	19,010	21,179	745	1910	Sep. 2012	31 yrs.
Industrial facility in Louisville, CO	9,445	5,342	8,786	—	—	5,342	8,786	14,128	344	1993	Sep. 2012	31 yrs.
Industrial facilities in Hollywood and Orlando, FL	—	3,639	1,269	—	—	3,639	1,269	4,908	50	1996	Sep. 2012	31 yrs.
Warehouse/distribution facility in Golden, CO	—	808	4,304	77	—	808	4,381	5,189	186	1998	Sep. 2012	30 yrs.
Industrial facilities in Texarkana, TX and Orem, UT	—	1,755	4,493	—	—	1,755	4,493	6,248	176	1991; 1997	Sep. 2012	31 yrs.
Industrial facility in Eugene, OR	4,642	2,286	3,783	—	—	2,286	3,783	6,069	148	1980	Sep. 2012	31 yrs.
Industrial facility in Neenah, WI	4,186	438	4,954	—	—	438	4,954	5,392	194	1993	Sep. 2012	31 yrs.
Industrial facility in South Jordan, UT	12,814	2,183	11,340	—	—	2,183	11,340	13,523	444	1995	Sep. 2012	31 yrs.

W. P. Carey 2013 10-K – 133

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2013
(in thousands)

												Life on which
												Depreciation in
				Costs Capitalized	(Decrease)	Gross Amount at which						Latest Statement
		Initial Cost to Company		Subsequent to	Increase in Net	Carried at Close of Period (c)			Accumulated	Date of	Date	of Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (c)	Construction	Acquired	Computed
Warehouse/distribution facility in Ennis, TX	2,522	478	4,087	145	—	478	4,232	4,710	164	1989	Sep. 2012	31 yrs.
Land in Chandler and Tucson, AZ; Alhambra, Chino, Garden Grove, and Tustin, CA; Westland and Canton, MI; and Carrollton, Duncansville, and Lewisville, TX	—	6,343	379	—	(1,384)	5,338	—	5,338	—	N/A	Sep. 2012	N/A
Land in Braintree, MA	473	2,409	—	—	(1,403)	1,006	—	1,006	—	N/A	Sep. 2012	N/A
Office facility in Helsinki, Finland	67,879	26,560	20,735	—	3,339	28,435	22,199	50,634	860	1969	Sep. 2012	32 yrs.
Office facility in Paris, France	76,089	23,387	43,450	—	4,719	25,038	46,518	71,556	1,776	1975	Sep. 2012	32 yrs.
Retail facilities in Bydgoszcz, Czestochowa, Jablonna, Katowice, Kielce, Lodz, Lubin, Olsztyn, Opole, Plock, Rybnik, Walbrzych, and Warsaw, Poland	151,391	26,564	72,866	—	7,021	28,439	78,012	106,450	4,087	Various	Sep. 2012	23 - 34 yrs.
Office facility in Laupheim, Germany	—	2,072	8,339	—	735	2,219	8,927	11,146	558	1960	Sep. 2012	20 yrs.
Industrial facilities in Danbury, CT and Bedford, MA	12,088	3,519	16,329	—	—	3,519	16,329	19,848	682	1965; 1980	Sep. 2012	29 yrs.
Office facility in Northfield, IL	36,500	18,979	40,063	—	—	18,979	40,063	59,042	1,287	1990	Jan. 2013	35 yrs.
Warehouse/distribution facilities in Venlo, Netherlands	—	10,154	18,590	—	1,691	10,751	19,684	30,435	387	Various	Apr. 2013	35 yrs.
Office and industrial facilities in Tampere, Finland	—	2,309	37,153	—	2,215	2,408	39,269	41,677	732	2012	Jun. 2013	40 yrs.
Office facility in Quincy, MA	—	2,316	21,537	—	—	2,316	21,537	23,853	337	1989	Jun. 2013	40 yrs.
Office facility in Salford, United Kingdom	—	—	30,012	—	1,627	—	31,639	31,639	271	1997	Sep. 2013	40 yrs.
Office facility in Lone Tree, CO	20,978	4,761	28,864	—	—	4,761	28,864	33,625	64	2001	Nov. 2013	40 yrs.
	$1,322,005	$537,206	$1,891,906	$103,799	$(26,107)	$534,697	$1,972,107	$2,506,804	$168,076

W. P. Carey 2013 10-K – 134

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2013
(in thousands)

						Gross Amount
				Costs Capitalized	(Decrease)	at which Carried
		Initial Cost to Company		Subsequent to	Increase in Net	at Close of	Date of	Date
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Period Total	Construction	Acquired
Direct Financing Method:
Retail facilities in several cities in the following states: Alabama, Florida, Georgia, Illinois, Louisiana, Missouri, North Carolina, and Texas	$—	$—	$16,416	$—	$(3,927)	$12,489	Various	Jan. 1998
Industrial facilities in Glendora, CA and Romulus, MI	—	454	13,251	9	(2,747)	10,967	1950; 1970	Jan. 1998
Industrial facilities in Thurmont, MD and Farmington, NY	—	729	6,093	—	(184)	6,638	1964; 1983	Jan. 1998
Industrial facilities in Irving and Houston, TX	19,437	—	27,599	—	(3,914)	23,685	1978	Jan. 1998
Retail facility in Braintree, MA	2,908	—	8,761	—	(2,577)	6,184	1994	Sep. 2012
Education facilities in Chandler and Tucson, AZ; Alhambra, Chino, Garden Grove, and Tustin, CA; Naperville, IL; Westland and Canton, MI; and Carrollton, Duncansville, and Lewisville, TX	—	—	7,840	—	(69)	7,771	Various	Sep. 2012
Retail facility in Freehold, NJ	9,901	—	17,067	—	(39)	17,028	2004	Sep. 2012
Office facilities in Corpus Christi, Odessa, San Marcos, and Waco, TX	4,981	2,089	14,211	—	(111)	16,189	1969; 1996; 2000	Sep. 2012
Retail facilities in Osnabruck, Borken, Bunde, Arnstadt, Dorsten, Duisburg, Freiberg, Leimbach-Kaiserro, Monheim, Oberhausen, Rodewisch, Sankt Augustin, Schmalkalden, Stendal, Wuppertal, and Monheim, Germany	87,668	28,734	145,854	—	12,202	186,790	Various	Sep. 2012
Warehouse/distribution facility in Brierley Hill, United Kingdom	10,933	2,147	12,357	—	643	15,147	1996	Sep. 2012
Warehouse/distribution and industrial facilities in Mesquite, TX	6,716	2,851	15,899	—	(198)	18,552	1961; 1972; 1975	Sep. 2012
Industrial facility in Rochester, MN	4,855	881	17,039	—	169	18,089	1997	Sep. 2012
Office facility in Irvine, CA	6,681	—	17,027	—	(126)	16,901	1981	Sep. 2012
Industrial facility in Brownwood, TX	—	722	6,268	—	—	6,990	1964	Sep. 2012
	$154,080	$38,607	$325,682	$9	$(878)	$363,420

														Life on which
														Depreciation
							Gross Amount at which Carried							in Latest
		Initial Cost to Company			Costs Capitalized	Decrease	at Close of Period (c)							Statement of
				Personal	subsequent to	in Net			Personal		Accumulated	Date of	Date	Income is
Description	Encumbrances	Land	Buildings	Property	Acquisition (a)	Investments (b)	Land	Buildings	Property	Total	Depreciation (c)	Construction	Acquired	Computed
Operating Real Estate - Self Storage Facilities:
Taunton, MA	$—	$4,300	$12,274	$—	$303	$(13,516)	$537	$2,824	$—	$3,361	$655	2001	Dec. 2006	25 yrs.
Pensacola, FL	1,762	560	2,082	—	21	—	560	2,103	—	2,663	227	2004	Sep. 2010	30 yrs.
	$1,762	$4,860	$14,356	$—	$324	$(13,516)	$1,097	$4,927	$—	$6,024	$882
__________
(a) Consists of the cost of improvements and acquisition costs subsequent to acquisition, including legal fees, appraisal fees, title costs, and other related professional fees. For business combinations, transaction costs are excluded.
(b) The increase (decrease) in net investment was primarily due to (i) the amortization of unearned income from net investment in direct financing leases, which produces a periodic rate of return that at times may be greater or less than lease payments received, (ii) sales of properties, (iii) impairment charges, and (iv) changes in foreign currency exchange rates.
(c) Reconciliation of real estate and accumulated depreciation (see below).

W. P. Carey 2013 10-K – 135

W. P. CAREY INC.

NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Real Estate Subject to Operating Leases
	Years Ended December 31,
	2013	2012	2011
Beginning balance	$2,331,613	$646,482	$560,592
Additions (a)	223,844	1,777,443	107,484
Dispositions	(8,347)	(75,548)	(22,106)
Foreign currency translation adjustment	26,729	13,263	(1,837)
Reclassification (to) from direct financing lease or assets held for sale	(58,875)	(17,681)	20,105
Reclassification from real estate under construction	2,875	—	—
Deconsolidation of real estate asset	—	—	(5,938)
Impairment charges	(11,035)	(12,346)	(11,818)
Ending balance	$2,506,804	$2,331,613	$646,482
__________

(a)	Amount for the year ended December 31, 2013 includes an out-of-period adjustment of $1.8 million related to deferred foreign income taxes (Note 2).

	Reconciliation of Accumulated Depreciation for Real Estate Subject to Operating Leases
	Years Ended December 31,
	2013	2012	2011
Beginning balance	$116,075	$118,054	$108,032
Depreciation expense	60,470	24,302	15,179
Dispositions	(533)	(22,947)	(5,785)
Foreign currency translation adjustment	1,194	358	(396)
Reclassification (to) from assets held for sale, direct financing lease, or equity investment	(9,130)	(3,692)	2,339
Deconsolidation of real estate asset	—	—	(1,315)
Ending balance	$168,076	$116,075	$118,054

	Reconciliation of Operating Real Estate
	Years Ended December 31,
	2013	2012	2011
Beginning balance	$99,703	$109,875	$109,851
Additions	706	295	24
Dispositions	(93,314)	—	—
Impairment charges	(1,071)	(10,467)	—
Ending balance	$6,024	$99,703	$109,875

	Reconciliation of Accumulated Depreciation for Operating Real Estate
	Years Ended December 31,
	2013	2012	2011
Beginning balance	$19,993	$17,121	$14,280
Depreciation expense	2,242	2,872	2,841
Dispositions	(21,353)	—	—
Ending balance	$882	$19,993	$17,121

At December 31, 2013, the aggregate cost of real estate that we and our consolidated subsidiaries own for federal income tax purposes was approximately $2.5 billion.

W. P. Carey 2013 10-K – 136

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2013 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting at December 31, 2013. In making this assessment, we used the framework set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, at December 31, 2013, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

W. P. Carey 2013 10-K – 137

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) and (2) — Financial statements and schedules — see index to financial statements and schedules included in Item 8.

Other Financial Statements:
Corporate Property Associates 16 – Global Incorporated (Exhibit 99.2)

(3)  Exhibits:

The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

W. P. Carey 2013 10-K – 138

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
3.2	Amended and Restated Bylaws	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
4.1	Form of Common Stock Certificate	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.1	W. P. Carey Inc. (formerly W. P. Carey & Co. LLC) 1997 Non-Employee Directors’ Incentive Plan, as amended *
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

10.3	W. P. Carey Inc. (formerly W. P. Carey & Co. LLC) Long-Term Incentive Program as amended and restated effective as of September 28, 2012	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.4	W. P. Carey Inc. Amended and Restated Deferred Compensation Plan for Employees *	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.5	Amended and Restated W. P. Carey Inc. 2009 Share Incentive Plan *	Incorporated by reference to Appendix A of Schedule 14A (File No. 333-185111) filed April 30, 2013
10.6	Form of Share Option Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009
10.7	Form of Restricted Share Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009
10.8	Form of Restricted Share Unit Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.9	Form of Long-Term Performance Share Unit Award Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.10	W. P. Carey Inc. 2009 Non-Employee Directors’ Incentive Plan (the “2009 Directors Plan”) *	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013
10.11	Form of Restricted Share Agreement under the 2009 Directors Plan *	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013

W. P. Carey 2013 10-K – 139

Exhibit No.	Description	Method of Filing
10.12	Amended and Restated Advisory Agreement dated as of September 28, 2012 among Corporate Property Associates 17 – Global Incorporated, CPA:17 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 8, 2012
10.13	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 17 – Global Incorporated, CPA:17 Limited Partnership and W. P. Carey & Co. B. V.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 8, 2008
10.14	Advisory Agreement dated September 15, 2010 between Carey Watermark Investors Incorporated, CWI OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 5, 2010
10.15	Advisory Agreement, dated as of May 7, 2013, by and among Corporate Property Associates 18 – Global Incorporated, CPA®:18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Quarterly Report on Form 10-Q (File No. 000-54970) filed by Corporate Property Associates 18 – Global Incorporated on June 20, 2013
10.16	Dealer Manager Agreement, dated as of May 7, 2013, by and between Corporate Property Associates 18 – Global Incorporated and Carey Financial, LLC	Incorporated by reference to Quarterly Report on Form 10-Q (File No. 000-54970) filed by Corporate Property Associates 18 – Global Incorporated on June 20, 2013
10.17	Dealer Manager Agreement, dated as of December 20, 2013, by and between Carey Watermark Investors Incorporated and Carey Financial, LLC	Filed herewith
10.18
Agreement and Plan of Merger dated as of July 25, 2013, by and between Corporate Property Associates 16 – Global Incorporated, W. P. Carey Inc., WPC REIT Merger Sub Inc., and, for the limited purposes set forth therein, Carey Asset Management Corp., W. P. Carey & Co. B.V. and CPA 16 LLC.
Incorporated by reference to Current Report on Form 8-K (File No. 000-13779) filed July 25, 2013
10.19
Term Loan Credit Agreement, dated as of July 31, 2013, among W. P. Carey Inc. and Certain of its Subsidiaries identified therein as Borrowers, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent and the Lenders party thereto
Incorporated by reference to Current Report on Form 8-K (File No. 000-13779) filed August 5, 2013
10.20
Second Amended and Restated Credit Agreement dated as of January 31, 2014, by and among the Borrowers set forth therein, W. P. Carey, as borrower, the Guarantors identified therein, all of which are subsidiaries of W. P. Carey, the Lenders from time to time party thereto (as defined therein), and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.
Incorporate by reference to Current Report on Form 8-K (File No. 000-13779) filed on February 4, 2014
18.1	Preferability letter of Independent Registered Public Accounting Firm	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed November 5, 2013
21.1	List of Registrant Subsidiaries	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

W. P. Carey 2013 10-K – 140

Exhibit No.	Description	Method of Filing
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Director and Officer Indemnification Policy	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
99.2	Financial Statements of Corporate Property Associates 16 – Global Incorporated	Filed herewith
101
The following materials from W. P. Carey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II — valuation and qualifying accounts ,(viii) Schedule III — Real Estate and Accumulated Depreciation, and (ix) Notes to Schedule III.
Filed herewith

W. P. Carey 2013 10-K – 141

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.
Date:	March 3, 2014
		By:	/s/ Catherine D. Rice
Catherine D. Rice
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Trevor P. Bond	Director and Chief Executive Officer	March 3, 2014
Trevor P. Bond	(Principal Executive Officer)

/s/ Catherine D. Rice	Chief Financial Officer	March 3, 2014
Catherine D. Rice	(Principal Financial Officer)

/s/ Hisham A. Kader	Chief Accounting Officer	March 3, 2014
Hisham A. Kader	(Principal Accounting Officer)

/s/ Benjamin H. Griswold, IV	Chairman of the Board and Director	March 3, 2014
Benjamin H. Griswold, IV

/s/ Mark J. DeCesaris	Director	March 3, 2014
Mark J. DeCesaris

	Director	March 3, 2014
Nathaniel S. Coolidge

/s/ Eberhard Faber IV	Director	March 3, 2014
Eberhard Faber IV

/s/ Axel K.A. Hansing	Director	March 3, 2014
Axel K.A. Hansing

/s/ Dr. Karsten von Köller	Director	March 3, 2014
Dr. Karsten von Köller

/s/ Richard C. Marston	Director	March 3, 2014
Richard C. Marston

/s/ Robert E. Mittelstaedt, Jr.	Director	March 3, 2014
Robert E. Mittelstaedt, Jr.

/s/ Nicolaas J.M. van Ommen	Director	March 3, 2014
Nicolaas J.M. van Ommen

/s/ Charles E. Parente	Director	March 3, 2014
Charles E. Parente

/s/ Reginald Winssinger	Director	March 3, 2014
Reginald Winssinger

W. P. Carey 2013 10-K – 142

EXHIBIT INDEX

The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
3.2	Amended and Restated Bylaws	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
4.1	Form of Common Stock Certificate	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.1	W. P. Carey Inc. (formerly W. P. Carey & Co. LLC) 1997 Non-Employee Directors’ Incentive Plan, as amended *
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

10.3	W. P. Carey Inc. (formerly W. P. Carey & Co. LLC) Long-Term Incentive Program as amended and restated effective as of September 28, 2012	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.4	W. P. Carey Inc. Amended and Restated Deferred Compensation Plan for Employees *	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.5	Amended and Restated W. P. Carey Inc. 2009 Share Incentive Plan *	Incorporated by reference to Appendix A of Schedule 14A (File No. 333-185111) filed April 30, 2013
10.6	Form of Share Option Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009
10.7	Form of Restricted Share Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009
10.8	Form of Restricted Share Unit Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.9	Form of Long-Term Performance Share Unit Award Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.10	W. P. Carey Inc. 2009 Non-Employee Directors’ Incentive Plan (the “2009 Directors Plan”) *	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013
10.11	Form of Restricted Share Agreement under the 2009 Directors Plan *	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013

Exhibit No.	Description	Method of Filing
10.12	Amended and Restated Advisory Agreement dated as of September 28, 2012 among Corporate Property Associates 17 – Global Incorporated, CPA:17 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 8, 2012
10.13	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 17 – Global Incorporated, CPA:17 Limited Partnership and W. P. Carey & Co. B. V.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 8, 2008
10.14	Advisory Agreement dated September 15, 2010 between Carey Watermark Investors Incorporated, CWI OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 5, 2010
10.15	Advisory Agreement, dated as of May 7, 2013, by and among Corporate Property Associates 18 – Global Incorporated, CPA®:18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Quarterly Report on Form 10-Q (File No. 000-54970) filed by Corporate Property Associates 18 – Global Incorporated on June 20, 2013
10.16	Dealer Manager Agreement, dated as of May 7, 2013, by and between Corporate Property Associates 18 – Global Incorporated and Carey Financial, LLC	Incorporated by reference to Quarterly Report on Form 10-Q (File No. 000-54970) filed by Corporate Property Associates 18 – Global Incorporated on June 20, 2013
10.17	Dealer Manager Agreement, dated as of December 20, 2013, by and between Carey Watermark Investors Incorporated and Carey Financial, LLC	Filed herewith
10.18
Agreement and Plan of Merger dated as of July 25, 2013, by and between Corporate Property Associates 16 – Global Incorporated, W. P. Carey Inc., WPC REIT Merger Sub Inc., and, for the limited purposes set forth therein, Carey Asset Management Corp., W. P. Carey & Co. B.V. and CPA 16 LLC.
Incorporated by reference to Current Report on Form 8-K (File No. 000-13779) filed July 25, 2013
10.19
Term Loan Credit Agreement, dated as of July 31, 2013, among W. P. Carey Inc. and Certain of its Subsidiaries identified therein as Borrowers, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent and the Lenders party thereto
Incorporated by reference to Current Report on Form 8-K (File No. 000-13779) filed August 5, 2013
10.2
Second Amended and Restated Credit Agreement dated as of January 31, 2014, by and among the Borrowers set forth therein, W. P. Carey, as borrower, the Guarantors identified therein, all of which are subsidiaries of W. P. Carey, the Lenders from time to time party thereto (as defined therein), and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.
Incorporate by reference to Current Report on Form 8-K (File No. 000-13779) filed on February 4, 2014
18.1	Preferability letter of Independent Registered Public Accounting Firm	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed November 5, 2013
21.1	List of Registrant Subsidiaries	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Director and Officer Indemnification Policy	Incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013

Exhibit No.	Description	Method of Filing
99.2	Financial Statements of Corporate Property Associates 16 – Global Incorporated	Filed herewith
101
The following materials from W. P. Carey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II — valuation and qualifying accounts ,(viii) Schedule III — Real Estate and Accumulated Depreciation, and (ix) Notes to Schedule III.
Filed herewith