Form 10-Q
period 2014-03-31
W. P. Carey Inc.
filed 2014-05-09
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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

Registrant has 99,348,860 shares of common stock, $0.001 par value, outstanding at April 30, 2014.

INDEX

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or the Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on March 4, 2014, or the 2013 Annual Report. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1, Financial Statements (Unaudited).

W. P. Carey 3/31/2014 10-Q – 1

PART I
Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
Assets
Investments in real estate:
Real estate, at cost (inclusive of $243,429 and $78,782, respectively, attributable to variable interest entities, or VIEs)	$4,487,928	$2,516,325
Operating real estate, at cost (inclusive of $38,714 and 0, respectively, attributable to VIEs)	84,494	6,024
Accumulated depreciation (inclusive of $19,727 and $18,238, respectively, attributable to VIEs)	(193,370)	(168,958)
Net investments in properties	4,379,052	2,353,391
Net investments in direct financing leases (inclusive of $65,560 and $18,089, respectively, attributable to VIEs)	898,335	363,420
Assets held for sale	95,209	86,823
Equity investments in real estate and the Managed REITs	186,965	530,020
Net investments in real estate	5,559,561	3,333,654
Cash and cash equivalents (inclusive of $2,003 and $37, respectively, attributable to VIEs)	198,947	117,519
Due from affiliates	32,497	32,034
Goodwill	700,024	350,208
In-place lease intangible assets, net (inclusive of $36,012 and $3,385, respectively, attributable to VIEs)	997,520	467,127
Above-market rent intangible assets, net (inclusive of $15,224 and $2,544, respectively, attributable to VIEs)	595,430	241,975
Other assets, net (inclusive of $21,568 and $4,246, respectively, attributable to VIEs)	255,489	136,433
Total assets	$8,339,468	$4,678,950
Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of $152,223 and $29,042, respectively, attributable to VIEs)	$2,961,999	$1,492,410
Senior credit facility and unsecured term loan	366,278	575,000
Senior unsecured notes	498,210	—
Below-market rent and other intangible liabilities, net (inclusive of $11,665 and $3,481, respectively, attributable to VIEs)	182,741	128,202
Accounts payable, accrued expenses and other liabilities (inclusive of $8,234 and $2,988, respectively, attributable to VIEs)	291,038	166,385
Deferred income taxes (inclusive of $854 and 0, respectively, attributable to VIEs)	89,250	39,040
Distributions payable	90,079	67,746
Total liabilities	4,479,595	2,468,783
Redeemable noncontrolling interest	7,303	7,436
Commitments and contingencies (Note 13)
Equity:
W. P. Carey stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 100,392,711 and 69,299,949 shares issued, respectively; and 99,348,295 and 68,266,570 shares outstanding, respectively	100	69
Additional paid-in capital	4,016,019	2,256,503
Distributions in excess of accumulated earnings	(302,799)	(318,577)
Deferred compensation obligation	29,342	11,354
Accumulated other comprehensive income	17,443	15,336
Less: treasury stock at cost, 1,044,416 and 1,033,379 shares, respectively	(60,948)	(60,270)
Total W. P. Carey stockholders’ equity	3,699,157	1,904,415
Noncontrolling interests	153,413	298,316
Total equity	3,852,570	2,202,731
Total liabilities and equity	$8,339,468	$4,678,950

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2014 10-Q – 2

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues
Real estate revenues:
Lease revenues	$123,213	$72,460
Reimbursable tenant costs	6,030	3,117
Operating property revenues	4,993	227
Other	1,000	679
	135,236	76,483
Revenues from affiliates:
Reimbursable costs	39,732	11,968
Structuring revenue	17,750	6,342
Asset management revenue	9,777	10,015
Dealer manager fees	6,676	1,223
	73,935	29,548
	209,171	106,031
Operating Expenses
Depreciation and amortization	52,782	29,376
Reimbursable tenant and affiliate costs	45,762	15,085
Merger and acquisition expenses	29,613	121
General and administrative	28,111	19,698
Property expenses, excluding reimbursable tenant costs	8,429	1,765
Stock-based compensation expenses	7,045	9,149
	171,742	75,194
Other Income and Expenses
Gain on change in control of interests	103,574	—
Net income from equity investments in real estate and the Managed REITs	14,262	10,656
Interest expense	(39,075)	(25,584)
Other income and (expenses)	(5,372)	1,399
	73,389	(13,529)
Income from continuing operations before income taxes	110,818	17,308
(Provision for) benefit from income taxes	(2,221)	1,208
Income from continuing operations	108,597	18,516
Income (loss) from discontinued operations, net of tax	6,135	(2,677)
Net Income	114,732	15,839
Net income attributable to noncontrolling interests	(1,578)	(1,708)
Net (income) loss attributable to redeemable noncontrolling interest	(262)	50
Net Income Attributable to W. P. Carey	$112,892	$14,181
Basic Earnings Per Share
Income from continuing operations attributable to W. P. Carey	$1.19	$0.25
Income (loss) from discontinued operations attributable to W. P. Carey	0.07	(0.05)
Net Income Attributable to W. P. Carey	$1.26	$0.20
Diluted Earnings Per Share
Income from continuing operations attributable to W. P. Carey	$1.18	$0.24
Income (loss) from discontinued operations attributable to W. P. Carey	0.07	(0.04)
Net Income Attributable to W. P. Carey	$1.25	$0.20
Weighted Average Shares Outstanding
Basic	89,366,055	68,967,209
Diluted	90,375,311	69,975,293
Amounts Attributable to W. P. Carey
Income from continuing operations, net of tax	$106,609	$17,135
Income (loss) from discontinued operations, net of tax	6,283	(2,954)
Net Income	$112,892	$14,181
Distributions Declared Per Share	$0.895	$0.820

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2014 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Net Income	$114,732	$15,839
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	4,545	(9,752)
Realized and unrealized (loss) gain on derivative instruments	(2,797)	3,175
Change in unrealized appreciation on marketable securities	17	—
	1,765	(6,577)
Comprehensive Income	116,497	9,262

Amounts Attributable to Noncontrolling Interests
Net income	(1,578)	(1,708)
Foreign currency translation adjustments	336	1,789
Comprehensive (income) loss attributable to noncontrolling interests	(1,242)	81
Amounts Attributable to Redeemable Noncontrolling Interest
Net (income) loss	(262)	50
Foreign currency translation adjustments	6	23
Comprehensive (income) loss attributable to redeemable noncontrolling interest	(256)	73
Comprehensive Income Attributable to W. P. Carey	$114,999	$9,416

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2014 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
For the Three Months Ended March 31, 2014 and Year Ended December 31, 2013
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
			Additional	in Excess of	Deferred	Other		Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	Treasury	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Income (Loss)	Stock	Stockholders	Interests	Total
Balance at January 1, 2013	68,485,525	$69	$2,175,820	$(172,182)	$8,358	$(4,649)	$(20,270)	$1,987,146	$270,177	$2,257,323
Reclassification of Estate Shareholders’ shares from temporary equity to permanent equity			40,000					40,000		40,000
Exercise of stock options and employee purchase under the employee share purchase plan	55,423		2,312					2,312		2,312
Grants issued in connection with services rendered	295,304							—		—
Shares issued under share incentive plans	47,289		(9,183)					(9,183)		(9,183)
Contributions from noncontrolling interests								—	65,145	65,145
Windfall tax benefits - share incentive plans			12,817					12,817		12,817
Amortization of stock-based compensation expenses			34,737		2,459			37,196		37,196
Distributions to noncontrolling interests								—	(71,820)	(71,820)
Distributions declared ($3.39 per share)				(245,271)	537			(244,734)		(244,734)
Purchase of treasury stock from related party	(616,971)						(40,000)	(40,000)		(40,000)
Foreign currency translation								—	(5)	(5)
Net income				98,876				98,876	32,936	131,812
Other comprehensive income (loss):
Foreign currency translation adjustments						19,965		19,965	1,883	21,848
Realized and unrealized gain on derivative instruments						20		20		20
Balance at December 31, 2013	68,266,570	69	2,256,503	(318,577)	11,354	15,336	(60,270)	1,904,415	298,316	2,202,731
Shares issued to stockholders of CPA®:16 – Global in connection with the CPA®:16 Merger	30,729,878	31	1,815,490					1,815,521		1,815,521
Purchase of the remaining interests in less-than-wholly-owned investments that we already consolidate in connection with the CPA®:16 Merger			(42,015)					(42,015)	(239,562)	(281,577)
Purchase of noncontrolling interests in connection with the CPA®:16 Merger								—	99,469	99,469
Exercise of stock options	2,961		91					91		91
Grants issued in connection with services rendered	352,188		(15,735)					(15,735)		(15,735)
Shares issued under share incentive plans	7,735		(146)					(146)		(146)
Deferral of vested shares			(14,146)		14,146			—		—
Windfall tax benefits - share incentive plans			5,449					5,449		5,449
Amortization of stock-based compensation expenses			7,043					7,043		7,043
Redemption value adjustment			306					306		306
Distributions to noncontrolling interests								—	(6,045)	(6,045)
Distributions declared ($0.895 per share)			3,179	(97,114)	3,842			(90,093)		(90,093)
Purchase of treasury stock from related party	(11,037)						(678)	(678)		(678)
Foreign currency translation								—	(7)	(7)
Net income				112,892				112,892	1,578	114,470
Other comprehensive income (loss):
Foreign currency translation adjustments						4,887		4,887	(336)	4,551
Realized and unrealized loss on derivative instruments						(2,797)		(2,797)		(2,797)
Change in unrealized appreciation on marketable securities						17		17		17
Balance at March 31, 2014	99,348,295	$100	$4,016,019	$(302,799)	$29,342	$17,443	$(60,948)	$3,699,157	$153,413	$3,852,570

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2014 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash Flows — Operating Activities
Net income	$114,732	$15,839
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	57,557	33,803
Income from equity investments in real estate and the Managed REITs in excess of distributions received	(1,222)	(991)
Straight-line rent and amortization of rent-related intangibles	10,497	4,459
Amortization of deferred revenue	(786)	(2,359)
(Gain) loss on sale of real estate	(3,176)	931
Unrealized gain on derivative instruments and others	(1,583)	(1,002)
Realized loss on extinguishment of debt and others	2,301	100
Management and disposition income received in shares of Managed REITs	(8,207)	(9,942)
Gain on change in control of interests	(103,361)	—
Impairment charges	—	3,279
Stock-based compensation expense	7,043	9,149
Deferred acquisition revenue received	6,469	8,561
Increase in structuring revenue receivable	(8,121)	(1,437)
Increase in income taxes, net	(9,735)	(4,144)
Decrease (increase) in prepaid taxes	2,659	(15,721)
Payments for withholding taxes upon delivery of equity-based awards and exercises of stock options	(15,882)	(9,332)
Net changes in other operating assets and liabilities	(5,489)	(13,718)
Net Cash Provided by Operating Activities	43,696	17,475
Cash Flows — Investing Activities
Cash paid to stockholders of CPA®:16 – Global in the CPA®:16 Merger	(1,338)	—
Cash acquired in connection with the CPA®:16 Merger	65,429	—
Distributions received from equity investments in real estate and the Managed REITs in excess of equity income	7,970	11,955
Capital contributions to equity investments	(453)	(1,418)
Purchases of real estate and equity investments in real estate	(40,986)	(71,131)
Capital expenditures	(5,494)	(1,826)
Proceeds from sale of real estate and equity investments	105,095	11,065
Purchase of securities for the defeasance of debt	(7,664)	—
Proceeds from repayment of short-term loans	1,080	—
Funds placed in escrow	(40,395)	(27,128)
Funds released from escrow	44,041	50,749
Other investing activities, net	334	—
Net Cash Provided by (Used in) Investing Activities	127,619	(27,734)
Cash Flows — Financing Activities
Distributions paid	(68,159)	(45,746)
Contributions from noncontrolling interests	123	2,463
Distributions paid to noncontrolling interests	(6,131)	(9,232)
Purchase of treasury stock from related party	(678)	—
Scheduled payments of mortgage principal	(16,711)	(67,192)
Prepayments of mortgage principal	(116,816)	(35,420)
Proceeds from mortgage financing	5,110	99,000
Proceeds from senior credit facility and unsecured term loan	901,383	55,000
Repayments of senior credit facility	(1,280,000)	(10,000)
Proceeds from issuance of senior unsecured notes	498,195	—
Payment of financing costs and mortgage deposits, net of deposits refunded	(11,894)	(570)
(Return) receipt of tenant security deposits	(428)	43
Proceeds from exercise of stock options	91	25
Windfall tax benefit associated with stock-based compensation awards	5,449	10,764
Net Cash Used in Financing Activities	(90,466)	(865)
Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	579	(1,216)
Net increase (decrease) in cash and cash equivalents	81,428	(12,340)
Cash and cash equivalents, beginning of period	117,519	123,904
Cash and cash equivalents, end of period	$198,947	$111,564

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2014 10-Q – 6

W. P. CAREY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business and Organization

W. P. Carey Inc., or W. P. Carey, is, together with its consolidated subsidiaries and predecessors, a real estate investment trust, or REIT, that provides long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and manages a global investment portfolio. We invest primarily in commercial properties domestically and internationally. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net leased basis, which requires each tenant to pay substantially all of the costs associated with operating and maintaining the property. Through our taxable REIT subsidiaries, or TRSs, we also earn revenue as the advisor to publicly-owned, non-listed REITs under the Corporate Property Associates, or CPA®, brand name, which invest in similar properties. At March 31, 2014, we were the advisor to Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global, and Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global. We were also the advisor to Corporate Property Associates 16 – Global Incorporated, or CPA®:16 – Global, until its merger with us on January 31, 2014. We refer to CPA®:16 – Global, CPA®:17 – Global, and CPA®:18 – Global as the CPA® REITs. We are also the advisor to Carey Watermark Investors Incorporated, or CWI, and together with CPA® REITs, the Managed REITs, a publicly-owned, non-listed REIT that invests in lodging and lodging-related properties.

Originally founded in 1973, we reorganized as a REIT in September 2012 in connection with our merger with Corporate Property Associates 15 Incorporated, or CPA®:15. We refer to these transactions as the REIT Conversion and the CPA®:15 Merger, respectively. Our shares of common stock are listed on the New York Stock Exchange under the symbol “WPC.”

On January 31, 2014, CPA®:16 – Global merged with and into us based on a merger agreement, dated as of July 25, 2013, which we refer to as the CPA®:16 Merger (Note 3).

We have elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code. As a REIT, we are not generally subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We hold all of our real estate assets attributable to our Real Estate Ownership segment under the REIT structure, while the activities conducted by our Investment Management segment subsidiaries have been organized under TRSs.

Primary Reportable Segments

Real Estate Ownership — We own and invest in commercial properties principally in the United States, or the U.S. and the European Union that are then leased to companies, primarily on a triple-net lease basis. We may also invest in other properties if opportunities arise. We earn lease revenues from our wholly-owned and co-owned real estate investments. In addition, we generate equity income through co-owned real estate investments that we do not control and our investments in the shares of the Managed REITs (Note 7). Through our special member interests in the operating partnerships of the Managed REITs, we also participate in their cash flows (Note 4). At March 31, 2014, our owned portfolio was comprised of our full or partial ownership interest in 700 properties, substantially all of which were net leased to 230 tenants, with an occupancy rate of 98.3%, and totaled approximately 82.8 million square feet. Collectively, at March 31, 2014, the Managed REITs owned all or a portion of 363 properties, including certain properties in which we have an ownership interest. Substantially all of these properties, totaling approximately 37.9 million square feet, were net leased to 112 tenants, with an average occupancy rate of approximately 99.96%. The Managed REITs also had interests in 95 operating properties for an aggregate of approximately 9.4 million square feet at March 31, 2014.

Investment Management — Through our TRSs, we structure and negotiate investments and debt placement transactions for the Managed REITs, for which we earn structuring revenue, and manage their portfolios of real estate investments, for which we earn asset-based management revenue. We earn disposition revenue when we negotiate and structure the sale of properties on behalf of the Managed REITs, and we may also earn incentive revenue and receive other compensation in connection with providing liquidity events for the Managed REITs’ stockholders.

Note 2. Basis of Presentation

Our interim consolidated financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of our consolidated

W. P. Carey 3/31/2014 10-Q – 7

Notes to Consolidated Financial Statements

financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the U.S., or GAAP.

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2013, which are included in the 2013 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

At March 31, 2014, we had six investments in tenancy-in-common interests in various domestic and international properties, five of which we consolidate because we own 100% of these investments and account for the remaining jointly-owned investment using the equity method of accounting. Consolidation of this investment is not required as such interest does not qualify as a VIE and do not meet the control requirement required for consolidation. Accordingly, we account for this investment using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment provides us with significant influence on the operating and financial decisions of these investments.

We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Fixed price purchase and renewal options within a lease as well as certain decision-making rights within a loan can cause us to consider an entity a VIE. In connection with the CPA®:16 Merger, we acquired 12 VIEs from CPA®:16 – Global. We consider these entities VIEs because the leases have either fixed price purchase or renewal options. In connection with our acquisition of a property during the three months ended March 31, 2014 (Note 5), we assigned the property to a third-party special purpose entity, or SPE, and provided a loan to the SPE to purchase the property. The SPE is funded solely from that loan and does not have any equity investment at risk. As such, the SPE is deemed to be a VIE in which we are the primary beneficiary and which we consolidate.

Additionally, we own interests in single-tenant net-leased properties leased to companies through noncontrolling interests in partnerships and limited liability companies that we do not control but over which we exercise significant influence. We account for these investments under the equity method of accounting. At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits.

Recent Accounting Requirements

The following Accounting Standards Update, or ASU, promulgated by the Financial Accounting Standards Board is applicable to us:

ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). ASU 2014-08 changes the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business. Under this new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a “strategic

W. P. Carey 3/31/2014 10-Q – 8

Notes to Consolidated Financial Statements

shift that has or will have a major effect on an entity’s operations and financial results.” The new guidance also requires disclosures including pretax profit or loss and significant gains or losses arising from dispositions that represent an “individually significant component of an entity,” but do not meet the criteria to be reported as discontinued operations under ASU 2014-08. In the ordinary course of business we sell properties, which, under prior accounting guidance, we generally reported as discontinued operations; however, under ASU 2014-08 such property dispositions typically would not meet the criteria to be reported as discontinued operations. We elected to early adopt ASU 2014-08 prospectively for all dispositions after December 31, 2013. Consequently, individually significant properties that were sold or classified as held-for-sale during 2014 were not reclassified to discontinued operations in the consolidated statements of income, but have been disclosed in Note 16 to the consolidated financial statements. By contrast, and as required by the new guidance, the results for the current and prior year period reflect as discontinued operations in the consolidated statements of income all dispositions and assets classified as held for sale through December 31, 2013 that were deemed under the prior accounting guidance to be discontinued operations, as well as those assets classified as held-for-sale as part of the CPA®:16 Merger. This ASU did not have a significant impact on our financial position or results of operations for any of the periods presented.

Note 3. Merger with CPA®:16 – Global

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

In the CPA®:16 Merger, CPA®:16 – Global stockholders received 0.1830 shares of our common stock in exchange for their shares of CPA®:16 – Global stock, pursuant to an exchange ratio based upon a value of $11.25 per share of CPA®:16 – Global and the volume weighted average trading price of our common stock for the five consecutive trading days ending on the third trading day preceding the closing of the transaction on January 31, 2014. CPA®:16 – Global stockholders received cash in lieu of any fractional shares in the CPA®:16 Merger. We paid total merger consideration of approximately $1.8 billion, including the issuance of 30,729,878 shares of our common stock with a fair value of $1.8 billion, based on the closing price of our common stock on January 31, 2014, of $59.08 per share, to the stockholders of CPA®:16 – Global in exchange for the 168,041,772 shares of CPA®:16 – Global common stock that we and our affiliates did not previously own, and cash of $1.3 million paid in lieu of issuing any fractional shares, or collectively, the Merger Consideration. As a condition of the CPA®:16 Merger, we waived the subordinated disposition and termination fees that we would have been entitled to receive from CPA®:16 – Global upon its liquidation pursuant to the terms of our advisory agreement with CPA®:16 – Global (Note 4).

Immediately prior to the CPA®:16 Merger, CPA®:16 – Global’s portfolio was comprised of the consolidated full or partial interests in 327 leased properties, substantially all of which were triple-net leased with an average remaining life of 10.4 years and an estimated contractual minimum annualized base rent, or ABR, totaling $300.1 million, and two hotel properties. The related property-level debt was comprised of 92 fixed-rate and 18 variable-rate non-recourse mortgage loans with an aggregate fair value of approximately $1.8 billion and a weighted-average annual interest rate of 5.6%. Additionally, CPA®:16 – Global had a line of credit with an outstanding balance of $170.0 million on the date of the closing of the CPA®:16 Merger (Note 12). In addition, CPA®:16 – Global had equity interests in 18 unconsolidated investments, eleven of which were consolidated by us prior to the CPA®:16 Merger, five of which are consolidated by us subsequent to the CPA®:16 Merger and two of which are jointly-owned with CPA®:17 – Global. These investments own 140 properties, substantially all of which were triple-net leased with an average remaining life of 8.6 years and an estimated ABR totaling $63.9 million as of January 31, 2014. The debt related to these equity investments was comprised of 17 fixed-rate and five variable-rate non-recourse mortgage loans with an aggregate fair value of approximately $0.3 billion and a weighted-average annual interest rate of 4.8%. The lease revenues and income from operations from the properties acquired from the date of the CPA®:16 Merger through March 31, 2014 were $45.8 million and $12.5 million (inclusive of $0.2 million attributable to noncontrolling interests), respectively.

Preliminary Purchase Price Allocation

We accounted for the CPA®:16 Merger as a business combination under the acquisition method of accounting. After consideration of all applicable factors pursuant to the business combination accounting rules, we were considered the “accounting acquirer” due to various factors, including the fact that our stockholders held the largest portion of the voting rights in us upon completion of the CPA®:16 Merger. Costs of $29.5 million related to the CPA®:16 Merger have been expensed as incurred and classified within Merger and acquisition expenses in the consolidated statements of income for the three months ended March 31, 2014.

The purchase price was allocated to the assets acquired and liabilities assumed, based upon their preliminary fair values at January 31, 2014. The fair values of the lease intangibles acquired were measured in a manner consistent with our purchase

W. P. Carey 3/31/2014 10-Q – 9

Notes to Consolidated Financial Statements

price allocation policy described in our 2013 Annual Report. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in the acquisition, based on the current best estimate of management. We are in the process of finalizing our assessment of the fair value of the assets acquired and liabilities assumed. Investments in real estate, net investments in direct financing leases, equity investments in real estate, non-recourse debt and amounts attributable to noncontrolling interests were based on preliminary valuation data and estimates. Accordingly, the fair value of these assets and liabilities and the impact to goodwill are subject to change.

Preliminary Purchase Price Allocation (in thousands)
Total Consideration
Fair value of W. P. Carey shares of common stock issued	$1,815,521
Cash consideration for fractional shares	1,338
Merger Consideration	1,816,859
Fair value of our equity interest in CPA®:16 – Global prior to the CPA®:16 Merger	347,164
Fair value of our equity interest in jointly-owned investments with CPA®:16 – Global prior to the CPA®:16 Merger	172,720
Fair value of noncontrolling interests acquired	(278,829)
$2,057,914
Assets Acquired at Fair Value
Net investments in properties	$1,969,274
Net investments in direct financing leases	538,607
Equity investments in real estate	74,367
Assets held for sale	132,951
In-place lease intangible assets	553,479
Above-market rent intangible assets	395,663
Cash and cash equivalents	65,429
Other assets, net	82,032
3,811,802
Liabilities Assumed at Fair Value
Non-recourse debt and line of credit	(1,768,288)
Below-market rent and other intangible liabilities	(57,209)
Accounts payable, accrued expenses and other liabilities	(118,389)
Deferred tax liability	(59,629)
(2,003,515)

Total identifiable net assets	1,808,287
Amounts attributable to noncontrolling interests	(99,345)
Goodwill	348,972
$2,057,914

W. P. Carey 3/31/2014 10-Q – 10

Notes to Consolidated Financial Statements

Goodwill

The $349.0 million of preliminary estimated goodwill recorded in the CPA®:16 Merger was primarily attributable to the $428.5 million premium we agreed to pay for CPA®:16 – Global’s common stock. At the time we entered into the merger agreement, the consideration of $11.25 per common share of CPA®:16 – Global represented a premium of $2.55 per share over the December 31, 2012 estimated net asset value per share, or NAV, of CPA®:16 – Global, its most recently published NAV, which was $8.70. Management believes the premium is supported by several factors of the combined entity, including the fact that (i) it is among the largest publicly traded commercial net-lease REITs with greater operating and financial flexibility and better access to capital markets and with a lower cost of capital than CPA®:16 – Global had on a stand-alone basis; (ii) the CPA®:16 Merger eliminated costs associated with the advisory structure that CPA®:16 – Global had previously; and (iii) the combined portfolio has greater tenant and geographic diversification and an improved overall weighted-average debt maturity and interest rate.

The fair value of the 30,729,878 shares of our common stock issued in the CPA®:16 Merger as part of the consideration paid for CPA®:16 – Global of $1.8 billion was derived from the closing market price of our common stock on the acquisition date. As required by GAAP, the fair value related to the assets acquired and liabilities assumed, as well as the shares exchanged, has been computed as of the date we gained control of CPA®:16 – Global, which was the closing date of the CPA®:16 Merger, in a manner consistent with the methodology described above.

Goodwill acquired in the CPA®:16 Merger is not deductible for income tax purposes.

Equity Investments and Noncontrolling Interests

During the first quarter of 2014, we recognized a gain on change in control of interests of approximately $73.1 million, which was the difference between the carrying value of approximately $274.1 million and the preliminary estimated fair value of approximately $347.2 million of our previously-held equity interest in 38,229,294 shares of CPA®:16 – Global’s common stock.

The CPA®:16 Merger also resulted in our acquisition of the remaining interests in nine investments in which we already had a joint interest and accounted for under the equity method. Upon acquiring the remaining interests in these investments, we owned 100% of these investments and thus accounted for the acquisitions of these interests as step acquisitions utilizing the purchase method of accounting. Due to the change in control of the nine jointly-owned investments that occurred, we recorded a gain on change in control of interests of approximately $30.5 million, which was the difference between our carrying values and the preliminary estimated fair values of our previously-held equity interests on the acquisition date of approximately $142.2 million and approximately $172.7 million, respectively. Subsequent to the CPA®:16 Merger, we consolidate these wholly-owned investments.

In connection with the CPA®:16 Merger, we also acquired the remaining interests in 12 less-than-wholly-owned investments that we already consolidate and recorded an adjustment to additional paid-in-capital of approximately $42.0 million related to the difference between our carrying values and the preliminary estimated fair values of our previously-held noncontrolling interests on the acquisition date of approximately $236.8 million and approximately $278.8 million, respectively.

The preliminary fair values of our previously-held equity interests and our noncontrolling interests are based on the estimated fair market values of the underlying real estate and related mortgage debt, both of which were determined by management relying in part on a third party. Real estate valuation requires significant judgment. We determined the significant inputs to be Level 3 with ranges for the entire portfolio as follows:

•	Discount rates applied to the estimated net operating income of each property ranged from approximately 4.75% to 15.25%;

•	Discount rates applied to the estimated residual value of each property ranged from approximately 4.75% to 14.00%;

•	Residual capitalization rates applied to the properties ranged from approximately 5.00% to 12.50%;

•
The fair market value of the property level debt was determined based upon available market data for comparable liabilities and by applying selected discount rates to the stream of future debt payments; and

•	Discount rates applied to the property level debt cash flows ranged from approximately 1.80% to 8.75%.

Other than for two investments, no illiquidity adjustments to the equity interests or noncontrolling interests were deemed necessary as the investments are generally held with affiliates and do not allow for unilateral sale or financing by any of the affiliated parties. With respect to the two investments, a discount of 5% was applied in deriving the value of such interest, reflecting the terms of the third-party jointly-owned investments in which the real estate interest is held.  The discount and/or

W. P. Carey 3/31/2014 10-Q – 11

Notes to Consolidated Financial Statements

capitalization rates utilized in the appraisals also reflect the illiquidity of real estate assets. Lastly, there were no control premiums contemplated as the investments were in individual, or a portfolio of, underlying real estate and debt, as opposed to a business operation.

Pro Forma Financial Information (Unaudited)

The following unaudited consolidated pro forma financial information has been presented as if the CPA®:16 Merger had occurred on January 1, 2013 for the three months ended March 31, 2014 and 2013. The pro forma financial information is not necessarily indicative of what the actual results would have been had the CPA®:16 Merger occurred on that date, nor does it purport to represent the results of operations for future periods.

(in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2014	2013
Pro forma total revenues	$234,125	$176,517

Pro forma net income	$37,940	$71,404
Pro forma net income attributable to noncontrolling interests	(572)	(729)
Pro forma net (income) loss attributable to redeemable noncontrolling interest	(262)	1,951
Pro forma net income attributable to W. P. Carey	$37,106	$72,626

Pro forma earnings per share: (a)
Basic	$0.37	$0.73
Diluted	$0.37	$0.72

Pro forma weighted-average shares: (b)
Basic	99,724,441	99,697,087
Diluted	100,615,300	100,705,171
___________

(a)
The pro forma income attributable to W. P. Carey for the three months ended March 31, 2013 reflects the following income and expenses recognized related to the CPA®:16 Merger as if the CPA®:16 Merger had taken place on January 1, 2013: (i) combined merger expenses of $45.1 million; (ii) an aggregate gain on change in control of interests of $103.6 million; and (iii) an income tax expense of $3.8 million due to a permanent difference from the recognition of deferred revenue as a result of the accelerated vesting of shares previously issued by CPA®:16 – Global for asset management and performance fees and the payment of deferred acquisition fees in connection with the CPA®:16 Merger.

(b)
The pro forma weighted average shares outstanding for the three months ended March 31, 2014 and 2013 were determined as if the 30,729,878 shares of our common stock issued to CPA®:16 – Global stockholders in the CPA®:16 Merger were issued on January 1, 2013.

W. P. Carey 3/31/2014 10-Q – 12

Notes to Consolidated Financial Statements

Note 4. Agreements and Transactions with Related Parties

Advisory Agreements with the Managed REITs

We have advisory agreements with each of the Managed REITs, pursuant to which we earn fees and are entitled to receive cash distributions. The following tables present a summary of revenue earned and/or cash received from the Managed REITs for the periods indicated, included in the consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2014	2013
Reimbursable costs from affiliates	$39,732	$11,968
Structuring revenue	17,750	6,342
Distributions of Available Cash	10,445	7,891
Asset management revenue (a)	9,754	9,993
Dealer manager fees	6,676	1,223
Deferred revenue earned	786	2,123
Interest income on deferred acquisition fees and loans to affiliates	175	255
	$85,318	$39,795

	Three Months Ended March 31,
	2014	2013
CPA®:16 – Global (b)	$7,998	$13,942
CPA®:17 – Global (c)	15,828	14,993
CPA®:18 – Global (d)	56,176	—
CWI (d)	5,316	10,860
	$85,318	$39,795
 ___________

(a)	Excludes amounts received from third parties.

(b)
Upon completion of the CPA®:16 Merger on January 31, 2014, we terminated the advisory agreement with CPA®:16 – Global. Pursuant to the terms of the merger agreement, we waived the incentive or termination fee that we would have been entitled to receive from CPA®:16 – Global pursuant to the terms of the advisory agreement. Amount shown for three months ended March 31, 2014 reflects transactions through January 31, 2014.

(c)	The current form of the advisory agreement is scheduled to expire on June 30, 2014, unless renewed pursuant to its terms.

(d)	The current form of the advisory agreement is scheduled to expire on September 30, 2014, unless renewed pursuant to its terms.

The following table presents a summary of amounts Due from affiliates (in thousands):

	March 31, 2014	December 31, 2013
Deferred acquisition fees receivable	$20,479	$19,684
Current acquisition fees receivable	6,120	4,149
Organization and offering costs	2,545	2,700
Reimbursable costs	2,150	334
Accounts receivable	1,203	3,716
Asset management fee receivable	—	1,451
	$32,497	$32,034

Asset Management Revenue

We earn asset management revenue from each Managed REIT, which is based on average invested assets and is calculated according to the respective advisory agreement. For CPA®:16 – Global, prior to the CPA®:16 Merger, we earned asset management revenue of 0.5% of average invested assets. For CPA®:17 – Global, we earn asset management revenue ranging

W. P. Carey 3/31/2014 10-Q – 13

Notes to Consolidated Financial Statements

from 0.5% of average market value for long-term net leases and certain other types of real estate investments up to 1.75% of average equity value for certain types of securities. For CPA®:18 – Global, we earn asset management revenue ranging from 0.5% to 1.5%, depending on the type of investment and based on the average market value or average equity value, as applicable. For CWI, we earn asset management revenue of 0.5% of the average market value of lodging-related investments.

Under the terms of the advisory agreements, we may elect to receive cash or shares of stock for asset management revenue due from each Managed REIT. In 2014 and 2013, we elected to receive all asset management revenue from CPA®:17 – Global, CPA®:18 – Global and CWI in their respective shares. For 2013, we had initially elected to receive asset management revenue from CPA®:16 – Global in its shares. However, in light of the announcement of the CPA®:16 Merger in July 2013 (Note 3), a Special Committee of the Board of Directors of CPA®:16 – Global requested that we elect to receive the asset management revenue in cash, which became effective as of August 1, 2013.

Structuring Revenue

Under the terms of the advisory agreements, we earn revenue in connection with structuring and negotiating investments and related financing for the Managed REITs, which we call acquisition revenue. We may receive acquisition revenue of 4.5% of the total aggregate cost of long-term net lease investments made by each CPA® REIT. A portion of this revenue (generally 2.5%) is paid when the transaction is completed, while the remainder (generally 2%) is payable in annual installments over three years, provided the relevant CPA® REIT meets its performance criterion. For certain types of non-long term net lease investments acquired on behalf of CPA®:17 – Global, initial acquisition revenue may range from 0% to 1.75% of the equity invested plus the related acquisition revenue, with no deferred acquisition revenue being earned. For CWI, we earn initial acquisition revenue of 2.5% of the total investment cost of the properties acquired and loans originated by CWI not to exceed 6% of the aggregate contract purchase price of all investments and loans, with no deferred acquisition revenue being earned. For CWI, we may also be entitled to fees for structuring loan refinancing transactions of up to 1% of the principal amount. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue.

Unpaid transaction fees, including accrued interest, are included in Due from affiliates in the consolidated financial statements. Unpaid transaction fees bear interest at annual rates ranging from 2% to 5%.

Reimbursable Costs from Affiliates and Dealer Manager Fees

The Managed REITs reimburse us for certain costs we incur on their behalf, primarily broker-dealer commissions, marketing costs, and certain personnel and overhead costs. Since October 1, 2012, personnel and overhead costs have been charged to the CPA® REITs based on the trailing 12-month reported revenues of the CPA® REITs, CWI and us. We began to allocate personnel and overhead costs to CWI on January 1, 2014 based on the time incurred by our personnel. For 2014, we agreed to receive personnel cost reimbursements from CWI in shares of its common stock.

During CWI’s initial public offering, which was terminated in September 2013, we earned a selling commission of $0.70 per share sold and a dealer manager fee of $0.30 per share sold. We currently earn a selling commission of $0.70 per share sold and a dealer manager fee of $0.30 per share sold for CWI’s follow-on offering, which began in December 2013. We also earned a selling commission of $0.65 per share sold and a dealer manager fee of $0.35 per share sold during CPA®:17 – Global’s follow-on offering, which was terminated in January 2013.

For CPA®:18 – Global’s initial public offering, we receive selling commissions, depending on the class of common stock sold, of $0.70 or $0.14 per share sold, and a dealer manager fee of $0.30 or $0.21 per share sold, for its class A common stock and class C common stock, respectively. We also receive an annual distribution and shareholder servicing fee, or Shareholder Servicing Fee, paid in connection with investor purchases of shares of class C common stock. The amount of the Shareholder Servicing Fee is 1% of the purchase price per share (or, once reported, the amount of the estimated NAV per share) for the shares of class C common stock sold in the offering. The Shareholder Servicing Fee is accrued daily and is payable quarterly in arrears. CPA®:18 – Global will cease paying the Shareholder Servicing Fee on the date at which, in the aggregate, underwriting compensation from all sources, including the Shareholder Servicing Fee, any organizational and offering fee paid for underwriting, and underwriting compensation paid by us, equals 10% of the gross proceeds from the initial public offering.

We re-allow all of the selling commissions and may re-allow a portion of the dealer manager fees to selected dealers in the offerings for CWI and CPA®:18 – Global. Dealer manager fees that are not re-allowed and the Shareholder Servicing Fee are classified as Dealer manager fees in the consolidated financial statements.

Pursuant to its advisory agreement, CWI is obligated to reimburse us for all organization costs and a portion of offering costs incurred in connection with its initial and follow-on public offerings up to a maximum amount (excluding selling commissions

W. P. Carey 3/31/2014 10-Q – 14

Notes to Consolidated Financial Statements

and the dealer manager fee) of 2% and 4%, respectively, of the gross proceeds of its offering and distribution reinvestment plan. Through March 31, 2014, we incurred organization and offering costs on behalf of CWI of approximately $11.3 million, of which CWI is obligated to reimburse us $10.2 million, and $9.5 million had been reimbursed as of March 31, 2014.

Pursuant to its advisory agreement, CPA®:18 – Global is obligated to reimburse us for all organization costs and a portion of offering costs incurred in connection with its initial public offering. CPA®:18 – Global is obligated to reimburse us up to 4.0% of the gross proceeds of its offering if the gross proceeds are less than $500.0 million, 2% of the gross proceeds if the gross proceeds are $500.0 million or more but less than $750.0 million, and 1.5% of the gross proceeds if the gross proceeds are $750.0 million or more within 60 days after the end of the quarter in which the offering terminates. Through March 31, 2014, we incurred organization and offering costs on behalf of CPA®:18 – Global of approximately $5.9 million, and based on current fundraising projections, the entire amount is expected to be reimbursed by CPA®:18 – Global. As of March 31, 2014, $5.2 million had been reimbursed.

Distributions of Available Cash and Deferred Revenue Earned

We are entitled to receive distributions of our proportionate share of earnings up to 10% of the Available Cash from the operating partnerships of each of the Managed REITs, as defined in their respective operating partnership agreements. In May 2011, we acquired a special member interest, or the Special Member Interest, in CPA®:16 – Global’s operating partnership. We initially recorded this Special Member Interest at its fair value, and amortized it into earnings through the date of the CPA®:16 Merger. Cash distributions of our proportionate share of earnings from the Managed REITs’ operating partnerships as well as deferred revenue earned from our Special Member Interest in CPA®:16 – Global’s operating partnership are recorded as Income from equity investments in real estate and the Managed REITs within the Real Estate Ownership segment.

Other Transactions with Affiliates

Transactions with the Estate of Wm. Polk Carey

On March 28, 2013, we received an irrevocable notice from the Estate of Wm. Polk Carey, our chairman and founder who passed away on January 2, 2012, to exercise its final sale option under a Share Purchase Agreement that we entered into in July 2012. Accordingly, as the notice resulted in a fixed and determinable obligation at March 31, 2013, we reclassified $40.0 million from Redeemable securities – related party to Accounts payable, accrued expenses and other liabilities. On April 4, 2013, we repurchased 616,971 shares of our common stock for $40.0 million from the Estate at a price of $64.83 per share.

The following table presents a reconciliation of our Redeemable securities – related party (in thousands):

	Three Months Ended March 31,
	2014	2013
Beginning balance	$—	$40,000
Reclassification to a liability upon receipt of notice	—	(40,000)
Ending balance	$—	$—

Loans to Managed REITs

During 2013, our board of directors approved unsecured loans from us to CWI and CPA®:18 – Global of up to $50.0 million and up to $100.0 million, respectively, each at a rate equal to the rate at which we are able to borrow funds under our senior credit facility (Note 12), for the purpose of facilitating acquisitions approved by their respective investment committees, that they would not otherwise have sufficient available funds to complete, with any loans to be made solely at our Management’s discretion. No such loans were provided for either the three months ended March 31, 2014 or 2013.

Treasury Stock

In February 2014, we repurchased 11,037 shares of our common stock for $0.7 million in cash from the former independent directors of CPA®:16 – Global at a price per share equal to the volume weighted average trading price. These shares were issued to them as Merger Consideration in exchange for their shares of CPA®:16 – Global common stock in the CPA®:16 Merger (Note 3) and were repurchased by agreement in order to satisfy the independence requirements set forth in the organizational documents of the remaining CPA® REITs, for which these individuals also serve as independent directors.

W. P. Carey 3/31/2014 10-Q – 15

Notes to Consolidated Financial Statements

Other

We own interests in entities ranging from 3% to 90%, as well as jointly-controlled tenancy-in-common interests in properties, with the remaining interests generally held by affiliates, and own common stock in each of the Managed REITs. We consolidate certain of these investments and account for the remainder under the equity method of accounting.

Note 5. Net Investments in Properties

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, and real estate under construction, is summarized as follows (in thousands):

	March 31, 2014	December 31, 2013
Land	$1,108,314	$534,697
Buildings	3,368,684	1,972,107
Real estate under construction	10,930	9,521
Less: Accumulated depreciation	(191,666)	(168,076)
	$4,296,262	$2,348,249

As discussed in Note 3, we acquired 226 properties subject to existing operating leases in the CPA®:16 Merger, which increased the carrying value of our real estate by $2.0 billion during the three months ended March 31, 2014. In connection with restructuring one of the leases, we reclassified properties with an aggregate carrying value of $6.2 million from Net investments in direct financing leases to Real estate during the three months ended March 31, 2014 (Note 6).

Acquisitions of Real Estate

During the three months ended March 31, 2014, we entered into a domestic investment for an office building, which was deemed to be a business combination because we assumed the existing lease on the property, at a total cost of $43.1 million, including land of $5.3 million, building of $27.6 million and net lease intangibles of $10.2 million (Note 9). In connection with this transaction, we expensed acquisition-related costs of $0.1 million, which are included in Merger and acquisition costs in the consolidated financial statements.

Real Estate Held for Sale

Below is a summary of our properties held for sale (in thousands):

	March 31, 2014	December 31, 2013
Real estate, net	$61,274	$62,466
Above-market rent intangible assets, net	21,394	13,872
In-Place lease intangible assets, net	14,041	12,293
Below-market rent and other intangible liabilities, net	(1,500)	(1,808)
Assets held for sale	$95,209	$86,823

Non-recourse debt	$(9,279)	$—
Liabilities associated with assets held for sale (a)	$(9,279)	$—
___________

(a)	Amount is included in Non-recourse debt on the consolidated balance sheet.

At December 31, 2013, we had nine properties classified as Assets held for sale, six of which were sold during the three months ended March 31, 2014 and three remain as Assets held for sale at March 31, 2014. In connection with the CPA®:16 Merger in January 2014, we acquired nine properties that were classified as Assets held for sale with a total fair value of $133.0 million, three of which were sold during the three months ended March 31, 2014 and six remain as Assets held for sale at March 31,

W. P. Carey 3/31/2014 10-Q – 16

Notes to Consolidated Financial Statements

2014. The results of operations for these properties are reflected in the consolidated financial statements as discontinued operations (Note 16).

During the three months ended March 31, 2014, we also reclassified one property with a carrying value of $1.3 million to Assets held for sale. The result of operations for this property are included within continuing operations in the consolidated financial statements (Note 16).

Operating Real Estate

Operating real estate, which consists of our investments in two hotels acquired in the CPA®:16 Merger and two self-storage properties, at cost, is summarized as follows (in thousands):

	March 31, 2014	December 31, 2013
Land	$7,027	$1,097
Buildings	77,467	4,927
Less: Accumulated depreciation	(1,704)	(882)
	$82,790	$5,142

Note 6. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in direct financing leases, notes receivable and deferred acquisition fees. Operating leases are not included in finance receivables as such amounts are not recognized as an asset in the consolidated balance sheets.

Net Investment in Direct Financing Leases

Net investment in direct financing leases is summarized as follows (in thousands):

	March 31, 2014	December 31, 2013
Minimum lease payments receivable	$1,045,464	$466,182
Unguaranteed residual value	899,112	363,903
	1,944,576	830,085
Less: unearned income	(1,046,241)	(466,665)
	$898,335	$363,420

Interest income from direct financing leases, which was included in Lease revenues in the consolidated statements of income, was $17.2 million and $9.4 million for the three months ended March 31, 2014 and 2013, respectively. In connection with the CPA®:16 Merger in January 2014, we acquired 98 properties subject to direct financing leases with a total fair value of $538.6 million (Note 3). During the three months ended March 31, 2014, we reclassified $6.2 million of property from Net investment in direct financing leases to Real estate (Note 5) in connection with the restructuring of a lease. At March 31, 2014 and December 31, 2013, Other assets, net included $3.7 million and $0.1 million, respectively, of accounts receivable related to amounts billed under these direct financing leases.

Notes Receivable

At March 31, 2014, our notes receivable, which were included in Other assets, net on the consolidated balance sheet, consisted of the following:

•	A note we acquired in the CPA®:16 Merger with a fair value of $11.1 million, representing the expected future payments under a sales type lease; and

•	A B-note we acquired in the CPA®:16 Merger with a fair value of $9.9 million. This note has a fixed annual interest rate of 6.3% and a maturity date of February 11, 2015.

W. P. Carey 3/31/2014 10-Q – 17

Notes to Consolidated Financial Statements

Deferred Acquisition Fees Receivable

As described in Note 4, we earn revenue in connection with structuring and negotiating investments and related mortgage financing for the CPA® REITs. A portion of this revenue is due in equal annual installments over three years, provided the CPA® REITs meet their respective performance criteria. Unpaid deferred installments, including accrued interest, from the CPA® REITs were included in Due from affiliates in the consolidated financial statements.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. At both March 31, 2014 and December 31, 2013, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. There were no modifications of finance receivables during the three months ended March 31, 2014 or the year ended December 31, 2013. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the first quarter of 2014. We believe the credit quality of our deferred acquisition fees receivable falls under category one, as the CPA® REITs are expected to have the available cash to make such payments.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants		Net Investments in Direct Financing Leases at
Internal Credit Quality Indicator	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
1	4	3	$86,345	$42,812
2	3	3	27,753	27,869
3	22	8	642,838	284,968
4	7	1	141,399	7,771
5	—	—	—	—
			$898,335	$363,420

A summary of our notes receivable by internal credit quality rating is as follows (dollars in thousands):

	Number of Obligors at		Notes Receivable at
Internal Credit Quality Indicator	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
1	—	—	$—	$—
2	1	—	9,909	—
3	1	—	11,149	—
4	—	—	—	—
5	—	—	—	—
			21,058	—

Note 7. Equity Investments in Real Estate and the Managed REITs

We own interests in certain unconsolidated real estate investments with the Managed REITs and also own interests in the Managed REITs. We account for our interests in these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences).

The following table presents net income from equity investments in real estate and the Managed REITs, which represents our proportionate share of the income or losses of these investments as well as certain adjustments related to other-than-temporary impairment charges and amortization of basis differences related to purchase accounting adjustments (in thousands):

	Three Months Ended March 31,
	2014	2013
Proportionate share of earnings from equity investments in the Managed REITs	$782	$1,441
Amortization of basis differences on equity investments in the Managed REITs	(390)	(1,655)
Other-than-temporary impairment charges on the Special Member Interest in CPA®:16 – Global’s operating partnership	(735)	(2,684)
Distributions of Available Cash (Note 4)	10,445	7,891
Deferred revenue earned (Note 4)	786	2,359
Total equity earnings from the Managed REITs	10,888	7,352
Equity earnings from other equity investments	3,956	4,857
Amortization of basis differences on other equity investments	(582)	(1,553)
Net income from equity investments in real estate and the Managed REITs	$14,262	$10,656

Managed REITs

We own interests in the Managed REITs and account for these interests under the equity method because, as their advisor and through our ownership of their common stock, we do not exert control over, but we do have the ability to exercise significant influence on, the Managed REITs.

W. P. Carey 3/31/2014 10-Q – 18

Notes to Consolidated Financial Statements

The following table sets forth certain information about our investments in the Managed REITs (dollars in thousands):

	% of Outstanding Shares Owned at		Carrying Amount of Investment at
Fund	March 31, 2014	December 31, 2013	March 31, 2014 (a) (b)	December 31, 2013 (b)
CPA®:16 – Global (c)	100.000%	18.533%	$—	$282,520
CPA®:16 – Global operating partnership (d)	100.000%	0.015%	—	813
CPA®:17 – Global (e)	2.096%	1.910%	63,374	57,753
CPA®:17 – Global operating partnership (f)	0.009%	0.009%	—	—
CPA®:18 – Global	0.081%	0.127%	628	320
CPA®:18 – Global operating partnership (g)	0.034%	0.034%	209	209
CWI	0.734%	0.538%	4,659	3,369
CWI operating partnership (h)	0.015%	0.015%	—	—
			$68,870	$344,984
___________

(a)
Includes asset management fees receivable, for which 232,160 shares, 15,328 class A shares and 31,463 shares of CPA®:17 – Global, CPA®:18 – Global and CWI, respectively, were issued during the second quarter of 2014.

(b)	At March 31, 2014 and December 31, 2013, the aggregate unamortized basis differences on our equity investments in the Management REITs were $13.0 million and $80.5 million, respectively.

(c)
On January 31, 2014, we acquired all the remaining interests in CPA®:16 – Global, which merged into one of our subsidiaries with our subsidiary as the surviving entity, in the CPA®:16 Merger (Note 3). We received distributions of $6.4 million and $6.2 million from this affiliate during January 2014 and the three months ended March 31, 2013, respectively.

(d)
During January 2014 and the three months ended March 31, 2013, we recognized other-than-temporary impairment charges of $0.7 million and $2.7 million, respectively, on this investment to reduce the carrying value of our interest in the investment to its estimated fair value (Note 10). In addition, we received distributions of $4.8 million and $3.6 million from this investment during January 2014 and the three months ended March 31, 2013, respectively. On January 31, 2014, we acquired the remaining interests in CPA®:16 – Global’s operating partnership and now consolidate this entity.

(e)	We received distributions of $1.0 million and $0.6 million from this affiliate during the three months ended March 31, 2014 and 2013, respectively.

(f)	We received distributions of $4.7 million and $4.3 million from this affiliate during the three months ended March 31, 2014, and 2013, respectively.

(g)	We received distributions of $0.1 million from this affiliate, which commenced operations in May 2013, during the three months ended March 31, 2014.

(h)	We received distributions of $0.9 million from this affiliate during the three months ended March 31, 2014.

The following tables present estimated combined summarized financial information for the Managed REITs. Certain prior year amounts have been retrospectively adjusted to reflect the impact of discontinued operations. Amounts provided are expected total amounts attributable to the Managed REITs and do not represent our proportionate share (in thousands):

	March 31, 2014	December 31, 2013
Real estate, net	$4,992,873	$7,218,177
Other assets	1,793,842	2,128,862
Total assets	6,786,715	9,347,039
Debt	(2,759,763)	(4,237,044)
Accounts payable, accrued expenses, and other liabilities	(412,277)	(571,097)
Total liabilities	(3,172,040)	(4,808,141)
Noncontrolling interests	(210,726)	(192,492)
Stockholders’ equity	$3,403,949	$4,346,406

W. P. Carey 3/31/2014 10-Q – 19

Notes to Consolidated Financial Statements

	Three Months Ended March 31,
	2014	2013
Revenues	$193,830	$178,685
Expenses	(196,845)	(171,253)
Income from continuing operations	$(3,015)	$7,432
Net income attributable to the Managed REITs (a) (b)	$(3,015)	$10,352
 ___________

(a)
Inclusive of impairment charges recognized by the Managed REITs totaling $9.3 million during the three months ended March 31, 2013. These impairment charges reduced our income earned from these investments by approximately $1.7 million during the three months ended March 31, 2013. There were no such impairment charges recognized by the Managed REITs during the three months ended March 31, 2014.

(b)
Amounts included net gains on sale of real estate recorded by the Managed REITs totaling $2.7 million during the three months ended March 31, 2013. There were no such gains or losses recorded by the Managed REITs during the three months ended March 31, 2014.

Interests in Other Unconsolidated Real Estate Investments

We own equity interests in single-tenant net-leased properties that are generally leased to companies through noncontrolling interests (i) in partnerships and limited liability companies that we do not control but over which we exercise significant influence or (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly-owned with affiliates. We account for these investments under the equity method of accounting. Earnings for each investment are recognized in accordance with each respective investment agreement. Investments in unconsolidated investments are required to be evaluated periodically. We periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds fair value and such decline is determined to be other than temporary.

W. P. Carey 3/31/2014 10-Q – 20

Notes to Consolidated Financial Statements

The following table sets forth our ownership interests in our equity investments in real estate, excluding the Managed REITs, and their respective carrying values (dollars in thousands):

		Ownership Interest	Carrying Value at
Lessee	Co-owner(s)	at March 31, 2014	March 31, 2014	December 31, 2013
Same Store Equity Investments (a) (b):
C1000 Logistiek Vastgoed B.V. (c)	CPA®:17 – Global	15%	$13,813	$13,673
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH	CPA®:17 – Global	33%	7,503	7,267
Wanbishi Archives Co. Ltd.	CPA®:17 – Global	3%	382	395
			21,698	21,335
Equity Investments Consolidated after the CPA®:16 Merger (d):
Schuler A.G. (a)	CPA®:16 – Global	100%	—	65,798
Hellweg Die Profi-Baumärkte GmbH & Co. KG (Hellweg 2) (a)	CPA®:16 – Global/ CPA®:17 – Global	63%	—	27,923
Advanced Micro Devices	CPA®:16 – Global	100%	—	22,392
The Upper Deck Company	CPA®:16 – Global	100%	—	7,518
Del Monte Corporation	CPA®:16 – Global	100%	—	7,145
Builders FirstSource, Inc.	CPA®:16 – Global	100%	—	4,968
PetSmart, Inc.	CPA®:16 – Global	100%	—	3,877
Consolidated Systems, Inc.	CPA®:16 – Global	100%	—	3,176
SaarOTEC (a)	CPA®:16 – Global	100%	—	(639)
			—	142,158
Equity Investments Acquired in the CPA®:16 Merger
The New York Times Company (e)	CPA®:16 – Global/ CPA®:17 – Global	45%	73,793	21,543
Frontier Spinning Mills, Inc.	CPA®:17 – Global	40%	15,516	—
Actebis Peacock GmbH (a)	CPA®:17 – Global	30%	7,088	—
			96,397	21,543
			$118,095	$185,036
___________

(a)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the foreign currency.

(b)	Represents equity investments we acquired prior to January 1, 2013.

(c)
This investment represents a tenancy-in-common interest, whereby the property is encumbered by the debt for which we are jointly and severally liable. For this investment, the co-obligor is CPA®:17 – Global and the amount due under the arrangement was approximately $95.0 million at March 31, 2014. Of this amount, $14.3 million represents the amount we agreed to pay and is included within the carrying value of the investment at March 31, 2014.

(d)
We acquired the remaining interests in these investments from CPA®:16 – Global in the CPA®:16 Merger. Subsequent to the CPA®:16 Merger, we consolidate these wholly-owned or majority-owned investments (Note 3).

(e)	We acquired an additional 27% interest in this investment from CPA®:16 – Global in the CPA®:16 Merger.

We received aggregate distributions of $2.3 million and $4.0 million from our other unconsolidated real estate investments for the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014 and December 31, 2013, the aggregate unamortized basis differences on our unconsolidated real estate investments were $5.9 million and $16.6 million, respectively.

W. P. Carey 3/31/2014 10-Q – 21

Notes to Consolidated Financial Statements

Note 8. Cash Flow Information

Supplemental Non-cash Investing and Financing Activities:

A summary of our non-cash investing and financing activities for the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Reclassification out of Net investments in direct financing leases	$(6,184)	$(5,586)
Reclassification to Real estate, net	6,184	5,586
Reclassification out of Real estate, net	(1,347)	(1,505)
Reclassification to Assets held for sale	1,347	1,505
First quarter distributions declared	90,079	57,128

2014 — On January 31, 2014, CPA®:16 – Global merged with and into us in the CPA®:16 Merger (Note 3). The following table summarizes estimated fair values of the assets acquired and liabilities assumed in the CPA®:16 Merger (in thousands):

Total Consideration
Fair value of W. P. Carey shares of common shares issued	$1,815,521
Cash consideration for fractional shares	1,338
Fair value of our equity interest in CPA®:16 – Global prior to the CPA®:16 Merger	347,164
Fair value of our equity interest in jointly-owned investments with CPA®:16 – Global prior to the CPA®:16 Merger	172,720
Fair value of noncontrolling interests acquired	(278,829)
2,057,914
Assets Acquired at Fair Value
Net investments in real estate	1,969,274
Net investments in direct financing leases	538,607
Equity investments in real estate	74,367
Assets held for sale	132,951
Goodwill	348,972
In-place lease intangible assets	553,479
Above-market rent intangible assets	395,663
Other assets	82,032
Liabilities Assumed at Fair Value
Non-recourse debt and line of credit	(1,768,288)
Accounts payable, accrued expenses and other liabilities	(118,389)
Below-market rent and other intangible liabilities	(57,209)
Deferred tax liability	(59,629)
Amounts attributable to noncontrolling interests	(99,345)
Net assets acquired excluding cash	1,992,485
Cash acquired on acquisition of subsidiaries	$65,429

Note 9. Goodwill and Other Intangibles

In connection with our acquisitions of properties, we have recorded net lease intangibles that are being amortized over periods ranging from one to 40 years. In addition, we have several ground leases that are being amortized over periods up to 134 years. In-place lease and above-market rent are included in In-place lease intangible assets, net and Above-market rent intangible assets, net, respectively, in the consolidated balance sheets. Tenant relationship, below-market ground lease (as lessee), trade name, management contracts and software license intangibles are included in Other assets, net in the consolidated balance sheets. Below-market rent, above-market ground lease (as lessee), and below-market purchase option intangibles are included in Accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

W. P. Carey 3/31/2014 10-Q – 22

Notes to Consolidated Financial Statements

In connection with our investment activity during the three months ended March 31, 2014, including primarily the properties we acquired through the CPA®:16 Merger, we recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
In-place lease	12.2	$564,198
Above-market rent	12.3	395,663
Below-market ground lease	62.7	14,397
		$974,258

Amortizable Intangible Liabilities
Below-market rent	18.4	$(50,985)
Above-market ground lease	31.5	(6,712)
		$(57,697)

In connection with the CPA®:16 Merger, we recorded goodwill of $349.0 million as a result of the Merger Consideration exceeding the fair value of the assets acquired and liabilities assumed (Note 3). The goodwill was attributed to our Real Estate Ownership reporting unit as it relates to the real estate assets we acquired. The following table presents a reconciliation of our goodwill (in thousands):

	Real Estate Ownership	Investment Management	Total
Balance at January 1, 2014	$286,601	$63,607	$350,208
Acquisition of CPA®:16 – Global	348,972	—	348,972
Foreign deferred taxes adjustments	430	—	430
Allocation of goodwill to the cost basis of property classified as held-for-sale	(190)	—	(190)
Foreign currency translation adjustments	604	—	604
Balance at March 31, 2014	$636,417	$63,607	$700,024

W. P. Carey 3/31/2014 10-Q – 23

Notes to Consolidated Financial Statements

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Management contracts	$32,765	$(32,765)	$—	$32,765	$(32,395)	$370
Internal-use software development costs	5,605	—	5,605	3,255	—	3,255
	38,370	(32,765)	5,605	36,020	(32,395)	3,625
Lease Intangibles:
In-place lease	1,108,344	(110,824)	997,520	551,737	(84,610)	467,127
Tenant relationship	6,246	(1,698)	4,548	6,247	(1,656)	4,591
Above-market rent	661,624	(66,194)	595,430	292,132	(50,157)	241,975
Below-market ground lease	19,075	(109)	18,966	4,386	(22)	4,364
	1,795,289	(178,825)	1,616,464	854,502	(136,445)	718,057
Unamortizable Goodwill and Indefinite-Lived Intangible Assets
Goodwill	700,024	—	700,024	350,208	—	350,208
Trade name	3,975	—	3,975	3,975	—	3,975
	703,999	—	703,999	354,183	—	354,183
Total intangible assets	$2,537,658	$(211,590)	$2,326,068	$1,244,705	$(168,840)	$1,075,865

Amortizable Intangible Liabilities
Below-market rent	$(167,707)	$14,656	$(153,051)	$(116,939)	$11,832	$(105,107)
Above-market ground lease	(13,637)	658	(12,979)	(6,896)	512	(6,384)
	(181,344)	15,314	(166,030)	(123,835)	12,344	(111,491)
Unamortizable Intangible Liabilities
Below-market purchase option	(16,711)	—	(16,711)	(16,711)	—	(16,711)
Total intangible liabilities	$(198,055)	$15,314	$(182,741)	$(140,546)	$12,344	$(128,202)

Net amortization of intangibles, including the effect of foreign currency translation, was $39.9 million and $21.0 million for the three months ended March 31, 2014 and 2013, respectively. Amortization of below-market rent and above-market rent is recorded as an adjustment to Lease revenues; amortization of management contracts, in-place lease and tenant relationship intangibles is included in Depreciation and amortization; and amortization of above-market ground lease and below-market ground lease is included in Property expenses.

Based on the intangible assets and liabilities recorded at March 31, 2014, scheduled annual net amortization of intangibles for the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter is as follows (in thousands):

Years Ending December 31,	Total
2014 (remainder)	$143,353
2015	165,516
2016	160,250
2017	152,209
2018	143,667
Thereafter	691,044
Total	$1,456,039

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

W. P. Carey 3/31/2014 10-Q – 24

Notes to Consolidated Financial Statements

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

Redeemable Noncontrolling Interest — We account for the noncontrolling interest in W. P. Carey International, LLC, or WPCI, held by a third party as a redeemable noncontrolling interest (Note 14). We determined the valuation of the redeemable noncontrolling interest using widely accepted valuation techniques, including expected discounted cash flows of the investment as well as the income capitalization approach, which considers prevailing market capitalization rates. We classified this liability as Level 3. At March 31, 2014, unobservable inputs for WPCI include a discount for lack of marketability, a discount rate and earnings before interest, taxes, depreciation and amortization multiples with weighted-average ranges of 20% - 30%, 22% - 26% and 3x - 5x, respectively. Significant increases or decreases in any one of these inputs in isolation would result in significant changes in the fair value measurement.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the three months ended March 31, 2014 and 2013. In connection with the CPA®:16 Merger, we acquired stock warrants, which were classified as Level 3, from CPA®:16 – Global with a fair value of $1.5 million at March 31, 2014 (Note 11).

Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

		March 31, 2014		December 31, 2013
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt (a)	3	$2,961,999	$2,950,978	$1,492,410	$1,477,497
Senior unsecured notes (b)	2	498,210	498,210	—	—
Senior unsecured credit facility (a) (c)	3	366,278	366,278	275,000	275,000
Unsecured term loan (a) (c)	3	—	—	300,000	300,000
Notes receivable (a) (d)	3	21,058	21,512	—	—
Deferred acquisition fees receivable (e)	3	20,479	21,364	19,684	20,733
__________

(a)
We determined the estimated fair value of these financial instruments using a discounted cash flow model with rates that take into account the credit of the tenant/obligor, where applicable, and interest rate risk. We also considered the value of the underlying collateral taking into account the quality of the collateral, the credit quality of the tenant/obligor, the time until maturity and the current market interest rate.

W. P. Carey 3/31/2014 10-Q – 25

Notes to Consolidated Financial Statements

(b)	We determined the estimated fair value of our senior unsecured notes using quoted market prices in an open market with limited trading volume (Note 12).

(c)	As described in Note 12, the Prior Senior Credit Facility and the Unsecured Term Loan were repaid and terminated in January 2014.

(d)	We acquired these notes in the CPA®:16 Merger (Note 6).

(e)
We determined the estimated fair value of our deferred acquisition fees receivable based on an estimate of discounted cash flows using two significant unobservable inputs, which are the leverage adjusted unsecured spread and an illiquidity adjustment with a weighted-average range of 120 - 355 basis points and 50 - 100 basis points, respectively at March 31, 2014. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both March 31, 2014 and December 31, 2013.

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

The following table presents information about our other assets that were measured on a fair value basis (in thousands):

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges from Continuing Operations:
Equity investments in real estate	$—	$735	$14,220	$2,684
		735		2,684
Impairment Charges from Discontinued Operations:
Real estate	—	—	3,350	2,208
Operating real estate	—	—	3,812	1,071
		—		3,279
		$735		$5,963

W. P. Carey 3/31/2014 10-Q – 26

Notes to Consolidated Financial Statements

Significant impairment charges, and their related triggering events and fair value measurements, recognized during the three months ended March 31, 2014 and 2013 were as follows:

Equity Investments in Real Estate

During the three months ended March 31, 2014 and 2013, we recognized other-than-temporary impairment charges of $0.7 million and $2.7 million, respectively, on the Special Member Interest in CPA®:16 – Global’s operating partnership to reduce its carrying value to its estimated fair value, which had declined. The fair value was obtained by estimating discounted cash flows using two significant unobservable inputs, which are the discount rate and the estimated general and administrative costs as a percentage of assets under management with a weighted-average range of 12.75% - 15.75% and 35 - 45 basis points, respectively.

Properties Sold

During the three months ended March 31, 2013, we recognized impairment charges on properties sold, including one of our hotels, totaling $3.3 million, to reduce the carrying values of the properties to their estimated selling prices less costs to sell. These impairment charges, which are included in discontinued operations, were the result of reducing these properties’ carrying values to their estimated fair values (Note 16), which approximated their estimated selling prices, in connection with anticipated sales. The fair value measurement related to these impairment charges was determined in part by third-party sources, subject to our corroboration for reasonableness.

Note 11. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are three main components of economic risk that impact us: interest rate risk, credit risk and market risk. We are primarily subject to interest rate risk on our interest-bearing liabilities, including our senior credit facility (Note 12) at March 31, 2014. Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, as well as changes in the value of our other securities and the shares we hold in the Managed REITs due to changes in interest rates or other market factors. In addition, we own investments in the European Union and Asia and are subject to the risks associated with changing foreign currency exchange rates.

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

W. P. Carey 3/31/2014 10-Q – 27

Notes to Consolidated Financial Statements

The following table sets forth certain information regarding our derivative instruments (in thousands):

		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Interest rate caps	Other assets, net	$29	$2	$—	$—
Interest rate swaps	Other assets, net	1,479	1,618	—	—
Foreign currency forward contracts (a)	Accounts payable, accrued expenses and other liabilities	—	—	(12,893)	(7,083)
Interest rate swaps (a)	Accounts payable, accrued expenses and other liabilities	—	—	(5,216)	(2,734)
Derivatives Not Designated as Hedging Instruments
Stock warrants (b)	Other assets, net	3,619	2,160	—	—
Interest rate swaps (c)	Accounts payable, accrued expenses and other liabilities	—	—	(11,361)	(11,995)
Total derivatives		$5,127	$3,780	$(29,470)	$(21,812)
__________

(a)
In connection with the CPA®:16 Merger, we acquired interest rate cap and swaps, and foreign currency forward contracts, which were in a net liability position, had fair values of $2.0 million and $5.5 million, respectively, at March 31, 2014.

(b)
In connection with the CPA®:16 Merger, we acquired warrants from CPA®:16 – Global, which had previously been granted by Hellweg 2 to CPA®:16 – Global, that had a fair value of $1.5 million at March 31, 2014. These warrants give us participation rights to any distributions made by Hellweg 2 and entitle us to a cash distribution that equals a certain percentage of the liquidity event price of Hellweg 2, should a liquidity event occur.

(c)	These interest rate swaps do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the underlying variable-rate debt.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated balance sheets. At both March 31, 2014 and December 31, 2013, no cash collateral had been posted nor received for any of our derivative positions.

The following tables present the impact of our derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)on Derivatives (Effective Portion) (a)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2014	2013
Interest rate swaps	$(186)	$828
Interest rate caps	(17)	(3)
Foreign currency forward contracts	(2,664)	2,248
Total	$(2,867)	$3,073

	Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss) into Income (Effective Portion) (b)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2014	2013
Interest rate swaps	$(701)	$(434)
Foreign currency forward contracts	(384)	47
Total	$(1,085)	$(387)

W. P. Carey 3/31/2014 10-Q – 28

Notes to Consolidated Financial Statements

		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
Derivatives Not in Cash Flow Hedging Relationships		2014	2013
Interest rate swaps	Interest expense	$478	$1,679
Stock warrants	Other income and (expenses)	—	280
Total		$478	$1,959
 __________

(a)	Excludes net gains of $0.1 million recognized on unconsolidated jointly-owned investments for each of the three months ended March 31, 2014 and 2013.

(b)	Excludes net gains of $0.1 million recognized on unconsolidated jointly-owned investments for each of the three months ended March 31, 2014 and 2013.

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

The interest rate swaps and cap that we had outstanding on our consolidated subsidiaries at March 31, 2014 are summarized as follows (currency in thousands):

	Number of Instruments	Notional Amount	Fair Value at March 31, 2014 (a)
Interest Rate Derivatives
Designated as Cash Flow Hedging Instruments
Interest rate swaps	14	$132,253	$(2,569)
Interest rate swaps	2	€8,328	(1,168)
Interest rate caps (b)	2	€112,259	29
Not Designated as Cash Flow Hedging Instruments
Interest rate swaps (c)	3	€109,327	(11,361)
			$(15,069)
__________

(a)	Fair value amounts are based on the exchange rate of the euro at March 31, 2014, as applicable.

(b)	The applicable interest rate of the related debt was both 1.3%, which was below the strike price of the cap of 3.0% and 2.0% at March 31, 2014.

(c)	These interest rate swaps do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the underlying variable-rate debt.

Foreign Currency Contracts

We are exposed to foreign currency exchange rate movements, primarily in the euro and, to a lesser extent, the British pound sterling and certain other currencies. We manage foreign currency exchange rate movements by generally placing our debt service obligation on an investment in the same currency as the tenant’s rental obligation to us. This reduces our overall exposure to the net cash flow from that investment. However, we are subject to foreign currency exchange rate movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. Realized and unrealized gains

W. P. Carey 3/31/2014 10-Q – 29

Notes to Consolidated Financial Statements

and losses recognized in earnings related to foreign currency transactions are included in Other income and (expenses) in the consolidated financial statements.

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

The following table presents the foreign currency derivative contracts we had outstanding at March 31, 2014, which were designated as cash flow hedges (currency in thousands):

	Number of Instruments	Notional Amount	Fair Value at March 31, 2014 (a)
Foreign Currency Derivatives
Foreign currency forward contracts	79	€171,204	$(12,008)
Foreign currency forward contracts	19	£10,773	(885)
			$(12,893)
 __________

(a)	Fair value amounts are based on the applicable exchange rate of the foreign currency at March 31, 2014.

Other

Amounts reported in Other comprehensive (loss) income related to interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive (loss) income related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency proceeds from foreign operations are repatriated to the U.S. At March 31, 2014, we estimate that an additional $2.5 million and $1.8 million will be reclassified as interest expense and other income, respectively, during the next 12 months.

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of March 31, 2014. At March 31, 2014, our total credit exposure was $1.0 million and the maximum exposure to any single counterparty was $0.6 million.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At March 31, 2014, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $30.6 million at March 31, 2014, which included accrued interest and any adjustment for nonperformance risk. If we had breached any of these provisions at March 31, 2014, we could have been required to settle our obligations under these agreements at their aggregate termination value of $32.7 million.

W. P. Carey 3/31/2014 10-Q – 30

Notes to Consolidated Financial Statements

Portfolio Concentration Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. As a result of the CPA®:16 Merger, our portfolio concentrations at March 31, 2014 changed significantly as compared to December 31, 2013. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our ABR for the first quarter of 2014, in certain areas, as shown in the table below. The percentages in the table below represent our directly-owned real estate properties and do not include our share of equity investments.

March 31, 2014
Region:
Total U.S.	66%
Germany	12%
Other Europe	21%
Total Europe	33%
Other international	1%
Total international	34%
Total	100%

Asset Type:
Industrial	26%
Office	25%
Warehouse/Distribution	19%
Retail	15%
All other	15%
Total	100%

Tenant Industry:
Retail	22%
Electronics	10%
All other	68%
Total	100%

There were no significant concentrations, individually or in the aggregate, related to our unconsolidated jointly-owned investments.

Note 12. Debt

Senior Unsecured Credit Facility

At December 31, 2013, we had a senior credit facility that provided for a $450.0 million unsecured revolving credit facility and a $175.0 million term loan facility, which we refer to as the Prior Senior Credit Facility. On January 31, 2014, we entered into the Second Amended and Restated Credit Agreement in order to increase the maximum aggregate principal amount from $625.0 million to $1.25 billion, which we refer to as the Senior Unsecured Credit Facility, and on that date drew down $765.0 million to repay the Prior Senior Credit Facility, the Unsecured Term Loan discussed below and CPA®:16 – Global’s line of credit, which had an outstanding balance of $170.0 million on the same date, which was the date of the closing of the CPA®:16 Merger. Because we had obtained investment grade ratings in January 2014, all of the guarantors were released from their guarantees under the Senior Unsecured Credit Facility in February 2014. In addition, as a result of the investment grade ratings, certain provisions that impacted the amount we could draw under the Senior Unsecured Credit Facility were no longer applicable. In connection with entering into the Senior Unsecured Credit Facility and the simultaneous repayment of the outstanding balances of the facilities described above and the Unsecured Term Loan, we incurred financing costs totaling $7.9 million included in Other assets, net on the consolidated balance sheet, which are being amortized to Interest expense over the remaining terms of the facilities, and recognized a loss on extinguishment of debt of $2.1 million.

W. P. Carey 3/31/2014 10-Q – 31

Notes to Consolidated Financial Statements

The Senior Unsecured Credit Facility is comprised of a $1.0 billion unsecured revolving credit facility, or the Revolver, and a $250.0 million term loan facility, or the Term Loan Facility. The Revolver matures in 2018 but may be extended by one year at our option, subject to the conditions provided in the Second Amended and Restated Credit Agreement. The Term Loan Facility matures in 2016 but we have two options to extend the maturity by another year. At our election, the principal amount available under the Senior Unsecured Credit Facility may be increased by up to an additional $500.0 million, and may be allocated as an increase to the Revolver and/or, the Term Loan Facility, or if the Term Loan Facility has been terminated, an add-on term loan, in each case subject to the conditions to increase provided in the Second Amended and Restated Credit Agreement. The Senior Unsecured Credit Facility also permits (i) up to $500.0 million under the Revolver to be borrowed in certain currencies other than the U.S. dollar, (ii) swing line loans of up to $50.0 million under the Revolver, and (iii) the issuance of letters of credit under the Revolver in an aggregate amount not to exceed $50.0 million. The Senior Unsecured Credit Facility is being used for working capital needs, to refinance our existing indebtedness, for new investments and for other general corporate purposes.

Borrowings under the Senior Unsecured Credit Facility bear interest, at our election, at a rate equal to either: (i) the Eurocurrency Rate (as defined in the Second Amended and Restated Credit Agreement), or (ii) the Base Rate (as defined in the Second Amended and Restated Credit Agreement), in each case, plus the Applicable Rate (as defined in the Second Amended and Restated Credit Agreement). Since we obtained investment grade ratings as of January 31, 2014, for borrowings under the Revolver, the Applicable Rate on Eurocurrency Rate loans and letters of credit ranges from 0.925% to 1.70% and the Applicable Rate on Base Rate loans ranges from 0.00% to 0.70%. For borrowings under the Term Loan Facility, the Applicable Rate on Eurocurrency Rate loans and letters of credit ranges from 1.00% to 1.95% and the Applicable Rate on Base Rate loans ranges from 0.00% to 0.95%. Swing line loans under the Amended and Restated Credit Facility will bear interest at the Base Rate plus the Applicable Rate then in effect. In addition, we pay a quarterly facility fee ranging from 0.125% to 0.30% on the Revolver. At March 31, 2014, the outstanding balance under the Senior Unsecured Credit Facility was $366.3 million, including the $250.0 million drawn under the Term Loan Facility, $20.0 million borrowed under the Revolver in U.S. dollars and $96.3 million borrowed under the Revolver in euro. In addition, as of March 31, 2014, our lenders had issued letters of credit totaling $1.7 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under the Revolver. At March 31, 2014, our Revolver had an unused capacity of $883.7 million, excluding amounts reserved for outstanding letters of credit. Based on our credit rating of BBB/Baa2 during the three months ended March 31, 2014, we incurred interest at LIBOR plus 1.10% on the Revolver and LIBOR plus 1.25% on the Term Loan Facility. We also incurred a facility fee of 0.20% on the Revolver during the three months ended March 31, 2014.

The Senior Unsecured Credit Facility includes customary financial maintenance covenants, including a maximum leverage ratio, maximum secured debt ratio, minimum equity value ratio, minimum fixed charge coverage ratio and minimum unsecured interest coverage ratio. The Senior Unsecured Credit Facility also contains various customary affirmative and negative covenants applicable to us and our subsidiaries, subject to materiality and other qualifications, baskets and exceptions as outlined in the Second Amended and Restated Credit Agreement.

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

Obligations under the Senior Unsecured Credit Facility may be declared immediately due and payable upon the occurrence of certain events of default as defined in the Second Amended and Restated Credit Agreement, including failure to pay any principal when due and payable, failure to pay interest within five business days after becoming due, failure to comply with any covenant, representation or condition of any loan document, any change of control, cross-defaults, and certain other events as set forth in the Second Amended and Restated Credit Agreement, with grace periods in some cases.

The Second Amended and Restated Credit Agreement stipulates several financial covenants that require us to maintain certain ratios and benchmarks at the end of each quarter as defined in the Second Amended and Restated Credit Agreement. We were in compliance with all of these covenants at March 31, 2014.

W. P. Carey 3/31/2014 10-Q – 32

Notes to Consolidated Financial Statements

Senior Unsecured Notes

In March 2014, we issued $500.0 million in corporate bonds, or the Senior Unsecured Notes, at a price of 99.639% of par value or a $1.8 million discount with a yield to maturity of 4.645% in a registered public offering. These notes have a ten-year term and mature on April 1, 2024 with an annual interest rate of 4.60%. The interest is paid semi-annually on April 1 and October 1, starting on October 1, 2014. The Senior Unsecured Notes can be redeemed at par within three months of maturity, or we can call the notes at any time for the principal, accrued interest and a make-whole amount based upon a rate of the ten-year U.S. Treasury yield plus 30 basis points. The Senior Unsecured Notes were rated Baa2 by Moody’s Investors Services and BBB- by Standard and Poor’s Ratings Services. In connection with this transaction, we incurred financing costs totaling $4.2 million included in Other assets, net on the consolidated balance sheet, to be amortized to Interest expense over the term of the Senior Unsecured Notes. The proceeds from the issuance were used to pay down our Revolver.

Unsecured Term Loan

In July 2013, we entered into a credit agreement with the lenders of our Prior Senior Credit Facility for an unsecured term loan of up to $300.0 million, or the Unsecured Term Loan, which we drew down in full on that date. On January 31, 2014, the Unsecured Term Loan was repaid in full using proceeds from the Senior Unsecured Credit Facility.

Non-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real estate properties with an aggregate carrying value of $3.9 billion and $1.9 billion at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, our mortgage notes payable bore interest at fixed annual rates ranging from 3.2% to 7.8% and variable contractual annual rates ranging from 1.3% to 7.6%, with maturity dates ranging from 2014 to 2038.

Financing Activity During the Three Months Ended March 31, 2014 — In connection with the CPA®:16 Merger (Note 3), we assumed property level debt comprised of 18 variable-rate and 97 fixed-rate non-recourse mortgage loans with fair values totaling $161.9 million and $1.4 billion, respectively, on the acquisition date and recorded an aggregate net fair market value adjustment of $9.8 million at that date. The fair market value adjustment will be amortized to interest expense over the remaining lives of the related loans. These fixed-rate and variable-rate mortgages had weighted-average annual interest rates of 5.79% and 3.63%, respectively, on the date of acquisition (Note 11).
In March 2014, we prepaid several non-recourse mortgages with an aggregate outstanding principal balance of $116.8 million and incurred a net loss on extinguishment of debt of $4.7 million.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter are as follows (in thousands):

Years Ending December 31,	Total (a)
2014 (remainder)	$319,126
2015	248,469
2016 (b)	592,641
2017	810,798
2018 (c)	416,352
Thereafter through 2026 (d)	1,437,526
3,824,912
Unamortized premium, net (e)	1,575
Total	$3,826,487
__________

(a)	Certain amounts are based on the applicable foreign currency exchange rate at March 31, 2014.

(b)	Includes $250.0 million outstanding under our Term Loan Facility at March 31, 2014, which is scheduled to mature in January 2016 unless extended pursuant to its terms.

(c)	Includes $116.3 million outstanding under our Revolver at March 31, 2014, which is scheduled to mature in January 2018 unless extended pursuant to its terms.

(d)	Includes $500.0 million of outstanding Senior Unsecured Notes, which are scheduled to mature on April 1, 2024.

W. P. Carey 3/31/2014 10-Q – 33

Notes to Consolidated Financial Statements

(e)
Represents the unamortized premium of $3.4 million in the aggregate resulting from the assumption of property-level debt in connection with the CPA®:15 Merger and CPA®:16 Merger, partially offset by a $1.8 million unamortized discount on the Senior Unsecured Notes.

Note 13. Commitments and Contingencies

On December 31, 2013, Ira Gaines and entities affiliated with him commenced a purported class action (Ira Gaines, et al. v. Corporate Property Associates 16 – Global Incorporated, Index. No. 650001/2014, N.Y. Sup. Ct., N.Y. County) against us, WPC REIT, CPA®:16 – Global, and the directors of CPA®:16 – Global.  On January 10, 2014, the plaintiffs asked the court to issue a temporary restraining order enjoining the vote of the stockholders of CPA®:16 – Global pending the completion of expedited discovery and a preliminary injunction hearing. On January 13, 2014, after a hearing, the court denied the plaintiffs’ motion for a temporary restraining order enjoining the vote of CPA®:16 – Global’s stockholders, and the Merger was completed on January 31, 2014.  On March 14, 2014, the plaintiffs filed an amended complaint that added Carey Asset Management Corp. as a defendant and alleges (i) breaches of fiduciary duty by the individual defendants, all of whom were members of the board of directors of CPA®:16 – Global, (ii) breaches of fiduciary duty by us, and (iii) that the entity defendants other than us aided and abetted the individual defendants in breaching their fiduciary duties.  The amended complaint demands that (i) a class be certified and plaintiffs named as class representatives, (ii) the CPA®:16 Merger be rescinded or rescissory damages be awarded, (iii) damages be awarded, and (iv) plaintiffs’ attorneys fees and other costs be reimbursed. On April 11, 2014, we filed a motion to dismiss the amended complaint.  We believe that the plaintiffs’ claims are without merit and are defending the case vigorously.

Various other claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 14. Stock-Based Compensation and Equity

We maintain several stock-based compensation plans, which are more fully described in the 2013 Annual Report. There have been no significant changes to the terms and conditions of any of our stock-based compensation plans or arrangements during the three months ended March 31, 2014.

The total compensation expense (net of forfeitures) for awards issued under these plans was $7.0 million and $9.1 million for the three months ended March 31, 2014 and 2013, respectively, which is included in Stock-based compensation expenses in the consolidated financial statements. The tax benefit recognized by us related to these awards totaled $17.3 million and $16.0 million for the three months ended March 31, 2014 and 2013, respectively.

Restricted and Conditional Awards

Nonvested restricted stock awards, or RSAs, restricted share units, or RSUs, and performance share units, or PSUs, at March 31, 2014 and changes during the three months ended March 31, 2014 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2014	519,608	$45.19	1,220,720	$28.28
Granted (a)	161,960	60.30	89,653	76.05
Vested (b)	(251,515)	42.13	(881,388)	15.04
Forfeited	(667)	68.05	—	—
Adjustment (c)	—	—	369,158	51.44
Nonvested at March 31, 2014 (d)	429,386	$52.65	798,143	$35.20
__________

(a)
The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant. The grant date fair value of PSUs were determined utilizing a Monte Carlo simulation model to generate a range of possible future stock prices for both us and the plan defined peer index over the three-year performance period. To estimate the fair value of PSUs granted during the three months ended March 31, 2014, we used a risk-free interest rate of 0.65% and an expected volatility rate of 25.89% (the plan defined peer index assumes 21.77%) and assumed a dividend yield of zero.

W. P. Carey 3/31/2014 10-Q – 34

Notes to Consolidated Financial Statements

(b)
The total fair value of shares vested during the three months ended March 31, 2014 was $23.9 million. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date, pursuant to previously-made deferral elections. At March 31, 2014, we had an obligation to issue 889,863 shares of our common stock underlying such deferred shares, which is recorded within W. P. Carey stockholders’ equity as a Deferred compensation obligation of $29.3 million.

(c)
Vesting and payment of the PSUs is conditional on certain company and market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. In connection with the payment of the PSUs granted in 2011 that were paid out in February 2014, we adjusted the shares during the three months ended March 31, 2014 to reflect the actual number of shares issued. There was no impact on our consolidated statements of income related to this adjustment, as the initial fair value of our PSUs factored in the variability associated with the performance features of these awards.

(d)	At March 31, 2014, total unrecognized compensation expense related to these awards was approximately $41.2 million, with an aggregate weighted-average remaining term of 1.86 years.

During the three months ended March 31, 2014, 18,286 stock options were exercised with an aggregate intrinsic value of $0.6 million. At March 31, 2014, 493,734 stock options remained exercisable.

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

	Three Months Ended March 31,
	2014	2013
Net income attributable to W. P. Carey	$112,892	$14,181
Allocation of distribution equivalents paid on unvested RSUs and RSAs in excess of income	(482)	(105)
Net income – basic	112,410	14,076
Income effect of dilutive securities, net of taxes	141	(27)
Net income – diluted	$112,551	$14,049

Weighted average shares outstanding – basic	89,366,055	68,967,209
Effect of dilutive securities	1,009,256	1,008,084
Weighted average shares outstanding – diluted	90,375,311	69,975,293

Securities totaling 118,397 shares for the three months ended March 31, 2014 was excluded from the earnings per share computation above as the effect would have been anti-dilutive. For the three months ended March 31, 2013, there were no potentially dilutive securities excluded from the computation of diluted earnings per share.

Redeemable Noncontrolling Interest

We account for the noncontrolling interest in WPCI held by a third party as a redeemable noncontrolling interest, as we have an obligation to repurchase the interest at fair value, subject to certain conditions. This obligation is required to be settled in shares of our common stock. The third-party interest is reflected at estimated redemption value for all periods presented. On October 1, 2013, we received a notice from the holder of the noncontrolling interest in WPCI regarding the exercise of the put option, pursuant to which we are required to purchase the third-party’s 7.7% interest in WPCI. Pursuant to the terms of the related put agreement, the purchase price is to be determined based on a third-party valuation as of October 31, 2013, which is the end of the month that the put option was exercised. We cannot currently estimate when the redemption will occur.

W. P. Carey 3/31/2014 10-Q – 35

Notes to Consolidated Financial Statements

The following table presents a reconciliation of redeemable noncontrolling interest (in thousands):

	Three Months Ended March 31,
	2014	2013
Beginning balance	$7,436	$7,531
Redemption value adjustment	(306)	—
Net income	262	(50)
Distributions	(83)	(54)
Change in other comprehensive income (loss)	(6)	(23)
Ending balance	$7,303	$7,404

Transfers to Noncontrolling Interests

The following table presents a reconciliation of the effect of transfers in noncontrolling interest (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income attributable to W. P. Carey	$112,892	$14,181
Transfers to noncontrolling interest
Decrease in W. P. Carey’s additional paid-in capital for purchases of less-than-wholly-owned investments in connection with the CPA®:16 Merger	(42,015)	—
Net transfers to noncontrolling interest	(42,015)	—
Change from net income attributable to W. P. Carey and transfers to noncontrolling interest	$70,877	$14,181

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

The following tables present a reconciliation of changes in accumulated other comprehensive income (loss) by component for the periods presented (in thousands):

	Three Months Ended March 31, 2014
	Realized and Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Unrealized Appreciation (Depreciation) on Marketable Securities	Total
Beginning balance	$(7,488)	$22,793	$31	$15,336
Other comprehensive (loss) income before reclassifications	(4,001)	4,545	17	561
Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	701	—	—	701
Other income and (expenses)	384	—	—	384
Net income from equity investments in real estate and the Managed REITs	119	—	—	119
Total	1,204	—	—	1,204
Net current period other comprehensive (loss) income	(2,797)	4,545	17	1,765
Net current period other comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests	—	342	—	342
Ending balance	$(10,285)	$27,680	$48	$17,443

W. P. Carey 3/31/2014 10-Q – 36

Notes to Consolidated Financial Statements

	Three Months Ended March 31, 2013
	Realized and Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Unrealized Appreciation (Depreciation) on Marketable Securities	Total
Beginning balance	$(7,508)	$2,828	$31	$(4,649)
Other comprehensive income (loss) before reclassifications	2,685	(9,752)	—	(7,067)
Amounts reclassified from accumulated other comprehensive income to:
Interest expense	434	—	—	434
Other income and (expenses)	(47)	—	—	(47)
Net income from equity investments in real estate and the Managed REITs	103	—	—	103
Total	490	—	—	490
Net current period other comprehensive income (loss)	3,175	(9,752)	—	(6,577)
Net current period other comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests	—	1,812	—	1,812
Ending balance	$(4,333)	$(5,112)	$31	$(9,414)

Note 15. Income Taxes

A reconciliation of the provision for income taxes with the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the periods presented is as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2014		2013
Income from continuing operations before income taxes, net of amounts attributable to noncontrolling interests	$108,978		$15,650
Pre-tax income attributable to pass-through subsidiaries	(105,310)		(24,143)
Pre-tax income (loss) attributable to taxable subsidiaries	3,668		(8,493)
Federal provision at statutory tax rate (35%)	1,284	35.0%	(2,972)	35.0%
State and local taxes, net of federal benefit	402	11.0%	(157)	1.8%
Recognition of deferred revenue as a result of the CPA®:16 Merger (a)	3,827	104.3%	—	—%
Amortization of intangible assets	161	4.4%	121	(1.4)%
Other	40	1.1%	13	(0.2)%
Tax provision — taxable subsidiaries	5,714	155.8%	(2,995)	35.2%
Deferred foreign taxes (b)	(5,532)		—
Current foreign taxes	373		1,462
Other state and local taxes	1,666		325
Total provision	$2,221		$(1,208)
__________

(a)
Represents income tax expense due to a permanent difference from the recognition of deferred revenue as a result of the accelerated vesting of shares previously issued by CPA®:16 – Global for asset management and performance fees and the payment of deferred acquisition fees in connection with the CPA®:16 Merger.

(b)	Represents deferred tax benefit associated with basis differences on certain foreign properties acquired.

Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2008 through 2014 remain open to examination by the major taxing jurisdictions to which we are subject.

Note 16. Property Dispositions and Discontinued Operations

From time to time, we may decide to sell a property. We may make a decision to dispose of a property when it is vacant as a result of tenants vacating space, tenants electing not to renew their leases, tenant insolvency, or lease rejection in the

W. P. Carey 3/31/2014 10-Q – 37

Notes to Consolidated Financial Statements

bankruptcy process. In such cases, we assess whether we can obtain the highest value from the property by selling it, as opposed to re-leasing it. We may also sell a property when we receive an unsolicited offer or negotiate a price for an investment that is consistent with our strategy for that investment. When it is appropriate to do so, we classify the property as an asset held for sale on our consolidated balance sheet and, for those properties sold or classified as held-for-sale prior to January 1, 2014, the current and prior period results of operations of the property have been reclassified as discontinued operations under current accounting guidance (Note 2).

Property Dispositions Included in Continuing Operations

The results of operations for properties that have been classified as held-for-sale or have been sold after December 31, 2013, excluding the properties that were classified as held-for-sale in the CPA®:16 Merger, and properties that were classified as direct financing leases, and with which we have no continuing involvement, are included within continuing operations in the consolidated financial statements. Total revenues and net income from the operations of these properties were $0.3 million and $0.4 million for the three months ended March 31, 2014, respectively, and $0.3 million and $0.3 million for the three months ended March 31, 2013, respectively.

2014 — During the three months ended March 31, 2014, we entered into contracts to sell two properties for a total of $17.4 million. At March 31, 2014, one of these properties was classified as Assets held for sale and the other was classified as Net investments in direct financing leases in the consolidated balance sheet (Note 5). We completed the sale of one of these properties in April 2014. There can be no assurance that the remaining property will be sold at the contracted price, or at all.

In February 2014, a domestic vacant property was foreclosed upon and sold for $4.6 million. The proceeds from the sale were used to partially repay a mortgage loan encumbering this property and another property with an outstanding balance of $6.0 million at the time to the sale. The remaining principal balance was transferred to the other property. In connection with the sale, we recognized a gain on the sale of $0.1 million, which was reflected in Other income and (expenses) in the consolidated statement of income.

2013 — Subsequent to the three months ended March 31, 2013, we sold our investment in a direct financing lease. The results of operations for this investment is included within continuing operations in the consolidated financial statements for the three months ended March 31, 2013.

Property Dispositions Included in Discontinued Operations

The results of operations for properties that have been classified as held-for-sale or have been sold prior to January 1, 2014 and the properties that were acquired as held-for-sale in the CPA®:16 Merger, and with which we have no continuing involvement, are reflected in the consolidated financial statements as discontinued operations and are summarized as follows (in thousands, net of tax):

	Three Months Ended March 31,
	2014	2013
Revenues	$6,036	$7,609
Expenses	(1,477)	(6,146)
(Loss) gain on extinguishment of debt	(1,520)	70
Gain (loss) on sale of real estate	3,096	(931)
Impairment charges	—	(3,279)
Income (loss) from discontinued operations	$6,135	$(2,677)

2014 — At December 31, 2013, we had nine properties classified as held for sale, six of which were sold during three months ended March 31, 2014 and three of which remain as held for sale at March 31, 2014. The properties were sold for a total of $34.4 million, net of selling costs, and we recognized a net gain on these sales of $3.0 million, excluding impairment charges totaling $3.1 million previously recognized during 2013. We used a portion of the proceeds to repay a related mortgage loan obligation of $4.2 million and recognized a loss on extinguishment of debt of $0.4 million.

In connection with the CPA®:16 Merger in January 2014, we acquired nine properties that were classified as Assets held for sale with a total fair value of $133.0 million. We sold three of these properties during the three months ended March 31, 2014 for a total of $92.8 million, net of selling costs and including a seller financing of $15.0 million, and recognized a net gain on

W. P. Carey 3/31/2014 10-Q – 38

Notes to Consolidated Financial Statements

these sales of $0.1 million. We used a portion of the proceeds to repay the related mortgage loan obligations totaling $9.6 million and recognized a loss on extinguishment of debt of $1.2 million.

2013 — During the three months ended March 31, 2013, we sold two domestic properties, which we acquired in the CPA®:15 Merger, for $11.0 million, net of selling costs, and recognized a net loss on these sales of $0.3 million, excluding an impairment charge of $0.2 million previously recognized during 2012. We used a portion of the proceeds to repay an outstanding mortgage obligation of $5.7 million and recognized a gain on extinguishment of debt of $0.1 million. In connection with those sales that are deemed businesses, we allocated goodwill for our Real Estate Ownership segment totaling $0.7 million to the cost basis of the properties based on the relative fair value at the time of sale.

In February 2013, we entered into a contract to sell a domestic property for $3.1 million. We completed the sale of this property in June 2013.

We sold or classified as held-for-sale 25 additional properties during 2013 subsequent to March 31, 2013. The results of operations for these properties are included in Loss from discontinued operations, net of tax in the consolidated financial statements for the three months ended March 31, 2013.

Note 17. Segment Reporting

We evaluate our results from operations by our two major business segments — Real Estate Ownership and Investment Management (Note 1). The following table presents a summary of comparative results of these business segments (in thousands):

	Three Months Ended March 31,
	2014	2013
Real Estate Ownership
Revenues	$135,236	$76,483
Operating expenses (a)	(107,362)	(39,898)
Interest expense	(39,075)	(25,584)
Other, net (b)	111,255	9,819
Provision for income taxes	4,070	(1,174)
Income from continuing operations attributable to W. P. Carey	$104,124	$19,646
Investment Management
Revenues (c)	$73,935	$29,548
Operating expenses (c) (d)	(64,380)	(35,296)
Other, net (e)	(779)	855
Benefit from (provision for) income taxes	(6,291)	2,382
Income from continuing operations attributable to W. P. Carey	$2,485	$(2,511)
Total Company
Revenues (c)	$209,171	$106,031
Operating expenses (c) (d)	(171,742)	(75,194)
Interest expense	(39,075)	(25,584)
Other, net (b) (e)	110,476	10,674
Provision for income taxes	(2,221)	1,208
Income from continuing operations attributable to W. P. Carey	$106,609	$17,135

	Total Long-Lived Assets at (f)		Total Assets at
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Real Estate Ownership	$5,559,561	$3,333,654	$8,200,461	$4,537,853
Investment Management	—	—	139,007	141,097
Total Company	$5,559,561	$3,333,654	$8,339,468	$4,678,950

W. P. Carey 3/31/2014 10-Q – 39

Notes to Consolidated Financial Statements

__________

(a)	Includes expenses incurred of $29.5 million related to the CPA®:16 Merger for the three months ended March 31, 2014.

(b)
Includes Other interest income, Net income from equity investments in real estate and the Managed REITs, Gain on change in control of interests, Other income and (expenses), and Net income attributable to noncontrolling interests.

(c)	Included in revenues and operating expenses are reimbursable costs from affiliates totaling $39.7 million and $12.0 million for the three months ended March 31, 2014 and 2013, respectively.

(d)
Includes Stock-based compensation expenses of $7.0 million and $9.1 million for the three months ended March 31, 2014 and 2013, respectively, of which $6.8 million and $9.0 million, respectively, were included in the Investment Management segment.

(e)	Includes Other interest income, Other income and (expenses), Net loss (income) attributable to noncontrolling interests and Net loss (income) attributable to redeemable noncontrolling interest.

(f)	Consists of Net investments in real estate.

Our portfolio is comprised of domestic and international investments. At March 31, 2014, our international investments within our Real Estate Ownership segment were comprised of investments in France, Japan, Poland, Germany, Spain, Belgium, Finland, Netherlands, Thailand, Canada, Malaysia, Hungary, Mexico, Sweden and the United Kingdom. None of these countries comprised more than 10% of our total lease revenues or total long-lived assets at March 31, 2014. The following tables present the geographic information (in thousands):

	Three Months Ended March 31,
	2014	2013
Domestic
Revenues	$87,624	$53,641
Income from continuing operations before income taxes	112,960	16,466
Net income attributable to noncontrolling interests	(1,117)	(2,118)
Net income attributable to W. P. Carey	118,335	11,653
International
Revenues	$47,612	$22,842
(Loss) income from continuing operations before income taxes	(11,369)	6,302
Net income attributable to noncontrolling interests	(272)	(107)
Net (loss) income attributable to W. P. Carey	(7,928)	5,039
Total
Revenues	$135,236	$76,483
Income from continuing operations before income taxes	101,591	22,768
Net income attributable to noncontrolling interests	(1,389)	(2,225)
Net income attributable to W. P. Carey	110,407	16,692

	March 31, 2014	December 31, 2013
Domestic
Long-lived assets (a)	$3,836,751	$2,172,549
Non-recourse debt	1,733,527	874,035
International
Long-lived assets (a)	$1,722,810	$1,161,105
Non-recourse debt	1,228,472	618,375
Total
Long-lived assets (a)	$5,559,561	$3,333,654
Non-recourse debt	2,961,999	1,492,410
__________
(a) Consists of Net investments in real estate.

W. P. Carey 3/31/2014 10-Q – 40

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MD&A is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. The discussion also provides information about the financial results of the segments of our business to provide a better understanding of how these segments and their results affect our financial condition and results of operations. Our MD&A should be read in conjunction with our 2013 Annual Report.

Business Overview

As described in more detail in Item 1 in our 2013 Annual Report, we provide long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and, as of March 31, 2014, manage a global investment portfolio of 1,023 properties, including our owned portfolio. Our business operates in two segments – Real Estate Ownership and Investment Management.

Significant Developments

Real Estate Ownership

CPA®:16 Merger

On January 31, 2014, CPA®:16 – Global merged with and into us based on a merger agreement, dated as of July 25, 2013 (Note 3).

Investment Transactions

During the three months ended March 31, 2014, we acquired a domestic office building for $43.1 million (Note 5). As part of our active asset management program, we sold seven domestic properties and two international properties during the three months ended March 31, 2014 for total proceeds of $127.7 million. Properties sold in 2014 included four industrial properties, two office facilities, a retail property, a warehouse/distribution facility and a hospitality facility (Note 16).

Senior Unsecured Notes

In March 2014, we issued $500.0 million of Senior Unsecured Notes at a price of 99.639% of par value or a $1.8 million discount in a registered public offering. The Senior Unsecured Notes have a ten-year term and are scheduled to mature on April 1, 2024 with an annual interest rate of 4.60% (Note 12). The notes were rated Baa2 by Moody’s Investors Services and BBB- by Standard and Poor’s Ratings Services.

Financing Transactions

In connection with the CPA®:16 Merger and to assist in our migration to becoming an unsecured borrower, on January 31, 2014 we renegotiated the terms and increased the capacity of our prior-existing unsecured line of credit from $625.0 million to $1.25 billion. This Senior Unsecured Credit Facility is comprised of a $1.0 billion Revolver and a $250.0 million Term Loan Facility. The Revolver is scheduled to mature in four years and the Term Loan Facility is scheduled to mature in two years, unless extended (Note 12). As part of this transaction, we increased the size of our bank syndicate from ten to 14 lenders.

During the three months ended March 31, 2014, we prepaid several non-recourse mortgages with an aggregate outstanding principal balance of $116.8 million (Note 12).

Credit Ratings

In January 2014, we received an investment grade corporate rating of BBB with stable outlook from Standard & Poor’s Ratings Services and an investment grade issuer rating of Baa2 with stable outlook from Moody’s Investors Service.

Distributions

Our cash distributions totaled $0.980 per share during the three months ended March 31, 2014, which comprised a quarterly cash distribution of $0.870 per share and a special distribution of $0.110 per share. In addition, during the first quarter of 2014,

W. P. Carey 3/31/2014 10-Q – 41

we declared a quarterly distribution of $0.895 per share, which was paid on April 15, 2014 to stockholders of record on March 31, 2014.

Investment Management

During the three months ended March 31, 2014, we managed three funds: CPA®:17 – Global, CPA®:18 – Global and CWI. We also managed CPA®:16 – Global until the CPA®:16 Merger on January 31, 2014 (Note 3).

Investment Transactions

•	On July 25, 2013, CPA®:16 – Global, which commenced operations in 2003, entered into a definitive merger agreement with us, and we completed the CPA®:16 Merger on January 31, 2014 (Note 3).

•
We structured investments in two properties for a total of $93.0 million on behalf of CPA®:17 – Global. Approximately $19.0 million was invested in the U.S. and $74.0 million was invested in Europe. The properties were office facilities.

•
We structured investments in nine properties for a total of $281.8 million on behalf of CPA®:18 – Global. One of these investments is jointly-owned with CPA®:17 – Global. Approximately $123.7 million was invested in the U.S. and $158.1 million was invested in Europe. Of the nine properties acquired, three are office facilities, three are industrial facilities, two are self-storage facilities and one is a distribution/warehouse facility.

Financing Transactions

•	During the three months ended March 31, 2014, we arranged mortgage financing totaling $45.0 million for CPA®:17 – Global and $167.9 million for CPA®:18 – Global.

Investor Capital Inflows

•
CPA®:18 – Global commenced its initial public offering in May 2013 and through March 31, 2014 had raised approximately $636.3 million, of which $399.0 million was raised during the first quarter of 2014.

•
CWI completed fundraising in its initial public offering in September 2013 and commenced its follow-on offering in December 2013. From inception through March 31, 2014, CWI raised a total of $593.5 million, of which $17.6 million was raised during the first quarter of 2014.

•	In May 2014, the board of directors of CPA®:18 – Global approved the discontinuation of sales of its class A common stock after June 30, 2014 in order to moderate the pace of its fundraising.

Financial Highlights

Our results for the three months ended March 31, 2014 included the following significant items:

•
Increased lease revenue and property level contribution of $45.6 million and $23.3 million, respectively, for the three months ended March 31, 2014 as compared to the same period in 2013, respectively, due to revenue generated from the properties acquired in the CPA®:16 Merger on January 31, 2014;

•
A decrease in Asset management revenue from CPA®:16 – Global of $3.1 million for the three months ended March 31, 2014 as compared to 2013, as a result of the CPA®:16 Merger on January 31, 2014, which reduced the asset base from which we earn Asset management revenue;

•	Costs incurred in connection with the CPA®:16 Merger of $29.5 million during the three months ended March 31, 2014; and

•	Issuance of 30,729,878 shares on January 31, 2014 to stockholders of CPA®:16 – Global as Merger Consideration in connection with the CPA®:16 Merger.

W. P. Carey 3/31/2014 10-Q – 42

(In thousands, except shares)

	Three Months Ended March 31,
	2014	2013
Real estate revenues (excluding reimbursable tenant costs)	$129,206	$73,366
Investment management revenues (excluding reimbursable costs from affiliates)	34,203	17,580
Total revenues (excluding reimbursable costs)	163,409	90,946
Net income attributable to W. P. Carey	112,892	14,181

Cash distributions paid	68,159	45,746

Net cash provided by operating activities	43,696	17,475
Net cash used in (provided by) investing activities	127,619	(27,734)
Net cash used in financing activities	(90,466)	(865)

Diluted weighted average shares outstanding	90,375,311	69,975,293

Supplemental financial measure:
Adjusted funds from operations (AFFO) (a)	118,246	72,255
___________

(a)
We consider the performance metrics listed above, including Adjusted funds from operations, previously referred to as Funds from operations – as adjusted, or AFFO, a supplemental measure that is not defined by GAAP, or non-GAAP, to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

Total revenues and Net income attributable to W. P. Carey increased significantly during the three months ended March 31, 2014 as compared to the same period in 2013. The growth in revenues and income within our Real Estate Ownership segment was generated substantially from the properties we acquired in the CPA®:16 Merger on January 31, 2014 (Note 3). Additionally, total revenues and Net income within our Investment Management segment increased as a result of a significant increase in structuring revenue due to higher investment volume in the current year period as compared to the same period in the prior year.

Net cash provided by operating activities increased during the three months ended March 31, 2014 as compared to the same period in 2013, primarily due to operating cash flow generated from the properties we acquired in the CPA®:16 Merger.

AFFO increased during the three months ended March 31, 2014 as compared to the same period in 2013, primarily due to income generated from the properties we acquired in the CPA®:16 Merger, partially offset by the cessation of asset management revenue received from CPA®:16 – Global after the CPA®:16 Merger was completed.

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

W. P. Carey 3/31/2014 10-Q – 43

Real Estate Ownership

The following tables present other operating data that management finds useful in evaluating results of operations:

	March 31, 2014	December 31, 2013
Occupancy (a)	98.3%	98.9%
Total net-leased properties (a)	700	418
Total operating properties (b)	4	2

	Three Months Ended March 31,
	2014	2013
Financings (millions) (c)	$500.0	$112.7
New consolidated investments (millions)	43.1	72.4
Average U.S. dollar/euro exchange rate (d)	1.3705	1.3209
Increases in U.S. CPI (e)	1.4%	1.4%
Increases in Germany CPI (e)	0.2%	0.6%
Increases in France CPI (e)	0.4%	0.5%
Increases in Finland CPI (e)	0.4%	1.0%

__________

(a)	Amounts as of March 31, 2014 reflect 335 properties acquired from CPA®:16 – Global in the CPA®:16 Merger in January 2014 with a total fair value of approximately $1.8 billion (Note 3).

(b)	Operating properties were two self-storage properties and two hotel properties acquired from CPA®:16 – Global in the CPA®:16 Merger.

(c)	The amount for the three months ended March 31, 2014 represents the $500.0 million Senior Unsecured Notes (Note 12).

(d)
The average conversion rate for the U.S. dollar in relation to the euro increased during the three months ended March 31, 2014 as compared to the same period in 2013, resulting in a positive impact on earnings in 2014 from our euro-denominated investments.

(e)	Many of our lease agreements and those of the CPA® REITs include contractual increases indexed to changes in the Consumer Price Index, or CPI, or other similar index.

W. P. Carey 3/31/2014 10-Q – 44

The following table presents the comparative results of our Real Estate Ownership segment (in thousands):

	Three Months Ended March 31,
	2014	2013	Change
Revenues
Lease revenues	$123,213	$72,460	$50,753
Reimbursable tenant costs	6,030	3,117	2,913
Operating property revenues	4,993	227	4,766
Other	1,000	679	321
	135,236	76,483	58,753
Operating Expenses
Depreciation and amortization:
Leased properties	50,638	28,344	22,294
Operating properties	826	44	782
	51,464	28,388	23,076
Property expenses:
Reimbursable tenant costs	6,030	3,117	2,913
Leased properties	4,241	1,553	2,688
Operating property expenses	3,685	141	3,544
Property management fees	503	71	432
	14,459	4,882	9,577
Merger and acquisition expenses	29,613	121	29,492
General and administrative	11,607	6,333	5,274
Stock-based compensation expenses	219	174	45
	107,362	39,898	67,464
Segment Net Operating Income	27,874	36,585	(8,711)
Other Income and Expenses
Gain on change in control of interests	103,574	—	103,574
Net income from equity investments in real estate and the Managed REITs	14,262	10,656	3,606
Interest expense	(39,075)	(25,584)	(13,491)
Other income and (expenses)	(5,044)	1,111	(6,155)
	73,717	(13,817)	87,534
Income from continuing operations before income taxes	101,591	22,768	78,823
Benefit from (provision for) income taxes	4,070	(1,174)	5,244
Income from continuing operations	105,661	21,594	84,067
Income (loss) from discontinued operations	6,135	(2,677)	8,812
Net Income from Real Estate Ownership	111,796	18,917	92,879
Net income attributable to noncontrolling interests	(1,389)	(2,225)	836
Net income from Real Estate Ownership attributable to W. P. Carey	$110,407	$16,692	$93,715
AFFO	$98,962	$62,956	$36,006

W. P. Carey 3/31/2014 10-Q – 45

Lease Composition and Leasing Activities

As of March 31, 2014, 94% of our net leases, based on ABR, have rent increases, comprised of 71% that have CPI and similar rent adjustments based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors, and 23% that have fixed rent increases for which ABR is scheduled to increase by an average of 2.7% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies.

The following discussion presents a summary of our leasing activity for the periods presented and does not include new acquisitions for our portfolio during the years presented or properties acquired in the CPA®:16 Merger.

During the three months ended March 31, 2014, we signed seven leases totaling approximately 0.3 million square feet of leased space. Of these leases, one was with a new tenant and six were lease renewals or extensions with existing tenants. The average new rent for this leased space is $9.46 per square foot and the average former rent was $8.42 per square foot, reflecting current market conditions.

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

W. P. Carey 3/31/2014 10-Q – 46

Property Level Contribution

Property level contribution includes lease and operating property revenues, less property expenses, depreciation and amortization. When a property is leased on a net-lease basis, reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on the property level contribution. The following table presents the property level contribution for our consolidated leased and operating properties as well as a reconciliation to Segment net operating income (in thousands):

	Three Months Ended March 31,
	2014	2013	Change
Same Store Leased Properties:
Lease revenues	$71,921	$70,614	$1,307
Property expenses	(1,759)	(1,553)	(206)
Depreciation and amortization	(27,123)	(26,963)	(160)
Property level contribution	43,039	42,098	941

Leased Properties Acquired in the CPA®:16 Merger:
Lease revenues	45,554	—	45,554
Property expenses	(2,093)	—	(2,093)
Depreciation and amortization	(20,177)	—	(20,177)
Property level contribution	23,284	—	23,284

Recently Acquired Leased Properties:
Lease revenues	5,421	1,582	3,839
Property expenses	(356)	—	(356)
Depreciation and amortization	(3,321)	(1,371)	(1,950)
Property level contribution	1,744	211	1,533

Properties Sold or Held-for-Sale:
Lease revenues	317	264	53
Property expenses	(33)	—	(33)
Depreciation and amortization	(17)	(11)	(6)
Property level contribution	267	253	14

Operating Properties:
Revenues	4,993	227	4,766
Property expenses	(3,685)	(141)	(3,544)
Depreciation and amortization	(826)	(43)	(783)
Property level contribution	482	43	439

Total Property Level Contribution:
Lease revenues	123,213	72,460	50,753
Property expenses	(4,241)	(1,553)	(2,688)
Operating property revenues	4,993	227	4,766
Operating property expenses	(3,685)	(141)	(3,544)
Depreciation and amortization	(51,464)	(28,388)	(23,076)
Property Level Contribution	68,816	42,605	26,211
Lease termination fees and other	1,000	679	321
Property management fees	(503)	(71)	(432)
General and administrative	(11,607)	(6,333)	(5,274)
Merger and acquisition expenses	(29,613)	(121)	(29,492)
Stock-based compensation expenses	(219)	(174)	(45)
Segment Net Operating Income	$27,874	$36,585	$(8,711)

W. P. Carey 3/31/2014 10-Q – 47

Same Store Leased Properties

Same store leased properties are those we acquired prior to January 1, 2013. At March 31, 2014, there were 340 same store leased properties.

For the three months ended March 31, 2014 as compared to the same period in 2013, property level contribution from same store leased properties increased by $0.9 million, primarily due to an increase in lease revenues of $1.3 million. Lease revenues increased by $1.4 million as a result of scheduled rent increases at certain properties. Lease revenues also increased by $0.4 million as a result of the positive impact of the fluctuations of foreign currency exchange rates. These increases were partially offset by a decrease in lease revenues of $0.5 million as a result of restructuring of leases at several properties.

Leased Properties Acquired in the CPA®:16 Merger

In January 2014, we acquired 332 leased properties in the CPA®:16 Merger.

For the three months ended March 31, 2014, property level contribution from leased properties acquired in the CPA®:16 Merger was $23.3 million, representing the two months of activity since the date of the CPA®:16 Merger on January 31, 2014.

Recently Acquired Leased Properties

Recently acquired leased properties are those that we acquired subsequent to December 31, 2012.

For the three months ended March 31, 2014 as compared to the same period in 2013, property level contribution from recently acquired leased properties increased by $1.5 million. During the three months ended March 31, 2014, we acquired one investment with ABR of approximately $3.7 million. During the three months ended March 31, 2013, we acquired one investment with ABR of approximately $5.0 million. After March 31, 2013 through December 31, 2013, we acquired an additional five properties with aggregate ABR of approximately $14.3 million. Results of operations for these five properties are included in the consolidated income statement for the three months ended March 31, 2014.

Properties Sold or Held-for-Sale

During the three months ended March 31, 2014, we sold one property and entered into contracts to sell two additional properties. After March 31, 2013 through December 31, 2013, we sold our investment in a direct financing lease. Results of operations for these properties are included within continuing operations in the consolidated financial statements.

During the three months ended March 31, 2014, we also sold properties that were classified as held for sale prior to January 1, 2014. In connection with the CPA®:16 Merger, we acquired nine properties that were classified as held for sale from CPA®:16 – Global. Results of operations for these properties are included within discontinued operations discussed below.

Operating Properties

Operating properties consist of our investments in two hotels acquired in the CPA®:16 Merger and two self-storage properties as of March 31, 2014.

For the three months ended March 31, 2014, as compared to the same period in 2013, property level contribution from operating properties increased by $0.4 million as a result of the two hotels we acquired in the CPA®:16 Merger.

Other Revenues and Expenses

Merger and Acquisition Expenses

2014 — For the three months ended March 31, 2014, merger and acquisition expenses were $29.6 million, which consisted of merger-related expenses of $29.5 million and other acquisition-related expenses of $0.1 million. Merger-related expenses during 2014 represent costs incurred in connection with the CPA®:16 Merger. Acquisition expenses consist of acquisition-related costs incurred on the domestic office building we purchased during the three months ended March 31, 2014, which was accounted for as a business combination and for which such costs were required to be expensed under current accounting guidance.

W. P. Carey 3/31/2014 10-Q – 48

General and Administrative

As discussed in Note 4, certain personnel and overhead costs are charged to the CPA® REITs and our real estate portfolio based on the trailing 12-month reported revenues of the CPA® REITs, CWI and us. We began to allocate personnel and overhead costs to CWI on January 1, 2014 based on the time incurred by our personnel.

For the three months ended March 31, 2014 as compared to the same period in 2013, general and administrative expenses in the Real Estate Ownership segment increased by $5.3 million, primarily due to an increase in personnel costs of $4.3 million as a result of higher allocation of personnel and overhead costs to the Real Estate Ownership segment due to the increased revenues after the CPA®:16 Merger. In addition, for the three months ended March 31, 2014 as compared to the same period in 2013, general and administrative expenses increased by $1.0 million as a result of higher legal and professional fees.

Gain on Change in Control of Interests

2014 — In connection with the CPA®:16 Merger, we recognized a gain on change in control of interests of $73.1 million related to the difference between the carrying value and the preliminary estimated fair value of our previously-held equity interest in shares of CPA®:16 – Global’s common stock (Note 3) during the three months ended March 31, 2014.

The CPA®:16 Merger also resulted in our acquisition of the remaining interests in nine investments in which we already had a joint interest and accounted for under the equity method. Due to the change in control of the nine jointly-owned investments that occurred, we recorded a gain on change in control of interests of $30.5 million related to the difference between our carrying values and the preliminary estimated fair values of our previously-held equity interests on the acquisition date. Subsequent to the CPA®:16 Merger, we consolidate these wholly-owned investments (Note 3).

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

	Three Months Ended March 31,
	2014	2013
Equity earnings from equity investments in the Managed REITs:
CPA®:16 – Global (a)	$465	$(187)
Other Managed REITs	5	209
Other-than-temporary impairment charges on the Special Member Interest in CPA®:16 – Global’s operating partnership, net of related deferred revenue earned (a)	(28)	(561)
Distributions of Available Cash (b)
CPA®:16 – Global	4,751	3,614
CPA®:17 – Global	4,679	4,277
CWI	946	—
CPA®:18 – Global	69	—
Equity income from the Managed REITs	10,887	7,352
Equity earnings from other equity investments:
Equity investments sold (c)	—	575
Equity investments acquired in the CPA®:16 Merger (d)	2,205	1,007
Equity investments consolidated after the CPA®:16 Merger (e)	692	1,535
Same store equity investments (f)	478	187
Total equity earnings from other equity investments in real estate	3,375	3,304
Total income from equity investments in real estate and the Managed REITs	$14,262	$10,656

W. P. Carey 3/31/2014 10-Q – 49

___________

(a)
In May 2011, we acquired the Special Member Interest in CPA®:16 – Global’s operating partnership, which we recorded as an equity investment at fair value with an equal amount recorded as deferred revenue (Note 4). On January 31, 2014, we acquired all the remaining interests in CPA®:16 – Global and now consolidate the operating partnership.

(b)
We are entitled to receive distributions of our proportionate share of earnings up to 10% of the Available Cash from the operating partnerships of each of the Managed REITs, as defined in their respective operating partnership agreements. Distributions of Available Cash received and earned from the Managed REITs increased primarily as a result of new investments that they entered into during 2014 and 2013.

(c)	We sold one equity investment in the second quarter of 2013 and another in the fourth quarter of 2013.

(d)	We acquired our interests or additional interests in these investments in the CPA®:16 Merger.

(e)	We acquired additional interests in these investments from CPA®:16 – Global in the CPA®:16 Merger. Subsequent to the CPA®:16 Merger, we consolidate these majority-owned or wholly-owned investments.

(f)	Represents equity investments we held prior to January 1, 2013.

Interest Expense

For the three months ended March 31, 2014 as compared to the same period in 2013, interest expense increased by $13.5 million, primarily due to an increase of $14.1 million as a result of mortgage loans assumed in connection with our acquisition of properties from CPA®:16 – Global in the CPA®:16 Merger. In addition, interest expense on our credit facilities and Senior Unsecured Notes increased by $1.9 million in the aggregate as a result of a higher average outstanding balance in the current year period. These increases were partially offset by a decrease in interest expense of $1.7 million as a result of paying off a matured mortgage loan incurred in November 2013.

Other Income and (Expenses)

Other income and (expenses) primarily consists of gains and losses on extinguishment of debt, gains and losses on foreign currency transactions and derivative instruments. We and certain of our foreign consolidated subsidiaries have intercompany debt and/or advances that are not denominated in the functional currency of those subsidiaries. When the intercompany debt or accrued interest thereon is remeasured against the functional currency of the respective subsidiaries, an unrealized gain or loss on foreign currency translation may result. For intercompany transactions that are of a long-term investment nature, the gain or loss is recognized as a cumulative translation adjustment in other comprehensive income. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments.

2014 — For the three months ended March 31, 2014, net other expenses was $5.0 million, primarily due to a loss on extinguishment of debt of $4.7 million recognized in connection with the prepayment of several non-recourse mortgage loans (Note 12). We also recognized a loss on extinguishment of debt of $1.5 million on the Real Estate Ownership segment in connection with entering into the Second Amended and Restated Credit Agreement and the repayment of the outstanding balances of the prior facilities described in Note 12. These losses were partially offset by net realized and unrealized gains of $0.4 million on foreign currency transactions as a result of changes in foreign currency exchange rates.

2013 — For the three months ended March 31, 2013, other income was $1.1 million, comprised of a net gain of $2.0 million on the interest rate swaps acquired from CPA®:15 in the CPA®:15 Merger that did not qualify for hedge accounting, partially offset by net realized and unrealized losses of $1.1 million on foreign currency transactions as a result of changes in foreign currency exchange rates.

Benefit from (Provision for) Income Taxes

For the three months ended March 31, 2014, we recognized a benefit from income taxes of $4.1 million, compared to a provision for income taxes of $1.2 million recognized during the same period in 2013. The benefit from income taxes recognized in the current year period was primarily due to a $5.5 million deferred tax benefit associated with basis differences on certain foreign properties acquired. This deferred tax benefit was partially offset by an aggregate of $1.1 million of current foreign, state, local and franchise taxes recognized on our domestic and foreign properties. The provision for income taxes recognized during the prior year period was due to foreign taxes recognized on our international properties.

Income (Loss) from Discontinued Operations

The results of operations for properties that have been classified as held-for-sale or have been sold prior to January 1, 2014 and the properties that were acquired as held-for-sale in the CPA®:16 Merger, and with which we have no continuing involvement,

W. P. Carey 3/31/2014 10-Q – 50

are reflected in the consolidated financial statements as discontinued operations. During the three months ended March 31, 2014, we sold six properties that were classified as held for sale prior to January 1, 2014. In connection with the CPA®:16 Merger, we purchased nine properties that were classified as held for sale from CPA®:16 – Global, three of which were sold during the three months ended March 31, 2014. Results of operations for these properties are included within discontinued operations in the consolidated financial statements.

2014 — For the three months ended March 31, 2014, income from discontinued operations was $6.1 million, primarily due to income generated from the operations of discontinued properties of $4.6 million and a net gain on the sale of these properties of $3.1 million. The income was partially offset by a net loss on extinguishment of debt of $1.5 million in connection with the repayment of several mortgage loans on the aforementioned disposed properties.

2013 — For the three months ended March 31, 2013, loss from discontinued operations was $2.7 million, primarily due to impairment charges of $3.3 million recorded on properties sold to reduce the carrying values of the properties to their expected selling prices and a net loss on the sale of these properties of $0.9 million. These losses were partially offset by income generated from the operations of discontinued properties of $1.5 million.

Net Income Attributable to Noncontrolling Interests

For the three months ended March 31, 2014 as compared to the same period in 2013, net income attributable to noncontrolling interests decreased by $0.8 million, as a result of acquiring from CPA®:16 – Global in the CPA®:16 Merger, the remaining interests in 12 less-than-wholly-owned investments that we had already consolidated.

Net Income from Real Estate Ownership Attributable to W. P. Carey

For the three months ended March 31, 2014 as compared to the same period in 2013, the resulting net income from Real Estate Ownership attributable to W. P. Carey increased by $93.7 million.

AFFO

For the three months ended March 31, 2014 as compared to the same period in 2013, AFFO from Real Estate Ownership increased by $36.0 million, primarily as a result of income earned from the properties we acquired in the CPA®:16 Merger. AFFO is a supplemental measure that is non-GAAP that we use to evaluate our business. For a definition of AFFO and reconciliation to net income attributable to W. P. Carey, see Supplemental Financial Measures below.

Investment Management

We earn revenue as the advisor to the Managed REITs. For the periods presented (except as noted), we acted as advisor to the following affiliated, publicly-owned, non-listed Managed REITs: CPA®:16 – Global (through January 31, 2014), CPA®:17 – Global, CPA®:18 – Global (since May 2013) and CWI.

The following tables present other operating data that management finds useful in evaluating result of operations (dollars in millions):

	March 31, 2014	December 31, 2013
Total properties — Managed REITs (a)	458	789
Assets under management — Managed REITs (b)	$7,272.9	$9,728.4
Cumulative funds raised — CPA®:18 – Global offering (c) (d)	636.3	237.3
Cumulative funds raised — CWI offerings (c) (e)	593.5	575.8

	For the Three Months Ended March 31,
	2014	2013
Financings structured — Managed REITs	$213.0	$267.8
Consolidated investments structured — Managed REITs	374.8	192.8
Funds raised — CPA®:18 – Global offering (c) (d)	399.0	—
Funds raised — CWI offerings (c) (e)	17.6	70.2
___________

W. P. Carey 3/31/2014 10-Q – 51

(a)
Includes properties owned by CPA®:16 – Global, CPA®:17 – Global and CPA®:18 – Global in 2013. Total properties at March 31, 2014 excluded properties owned by CPA®:16 – Global prior to the CPA®:16 Merger on January 31, 2014. Includes hotels owned by CWI for all periods.

(b)	Represents the estimated fair value of the real estate assets owned by the Managed REITs, which was calculated by us as the advisor to the Managed REITs based in part upon third-party appraisals.

(c)	Excludes reinvested distributions through each entity’s distribution reinvestment plan.

(d)	Reflects funds raised since the commencement of CPA®:18 – Global’s initial public offering in May 2013.

(e)	Reflects funds raised in CWI’s initial public offering, which was terminated on September 15, 2013, and CWI’s follow-on offering, which commenced on December 20, 2013.

Below is a summary of comparative results of our Investment Management segment (in thousands):

	Three Months Ended March 31,
	2014	2013	Change
Revenues
Reimbursable costs from affiliates	$39,732	$11,968	$27,764
Structuring revenue	17,750	6,342	11,408
Asset management revenue	9,777	10,015	(238)
Dealer manager fees	6,676	1,223	5,453
	73,935	29,548	44,387
Operating Expenses
Depreciation and amortization	1,318	988	330
Reimbursable costs from affiliates	39,732	11,968	27,764
General and administrative	16,504	13,365	3,139
Stock-based compensation expenses	6,826	8,975	(2,149)
	64,380	35,296	29,084
Other Income and Expenses
Other income and (expenses)	(328)	288	(616)
	(328)	288	(616)
Income from continuing operations before income taxes	9,227	(5,460)	14,687
(Provision for) benefit from income taxes	(6,291)	2,382	(8,673)
Net income from Investment Management	2,936	(3,078)	6,014
Net loss attributable to noncontrolling interests	(189)	517	(706)
Net income attributable to redeemable noncontrolling interest	(262)	50	(312)
Net income (loss) from Investment Management attributable to W. P. Carey	$2,485	$(2,511)	$4,996
AFFO	$19,284	$9,299	$9,985

Structuring Revenue

We earn structuring revenue when we structure investments and debt placement transactions for the Managed REITs. Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation.

For the three months ended March 31, 2014 as compared to the same period in 2013, structuring revenue increased by $11.4 million. During the three months ended March 31, 2014, we earned structuring revenue of $16.8 million from CPA®:18 – Global as a result of investments we structured on its behalf. This increase in structuring revenue was partially offset by an aggregate decrease of $5.1 million in structuring revenue from CPA®:17 – Global and CWI as a result of lower investment volume for those two Managed REITs in the current year period as compared to the same period in the prior year.

Asset Management Revenue

We earn asset management revenue from the Managed REITs based on the value of their real estate-related and lodging-related assets under management. This asset management revenue may increase or decrease depending upon (i) increases in the Managed REITs’ asset bases as a result of new investments and; (ii) decreases in the Managed REITs’ asset bases as a result of

W. P. Carey 3/31/2014 10-Q – 52

sales of investments; and (iii) increases or decreases in the appraised value of the real estate-related and lodging-related assets in the Managed REIT investment portfolios. The availability of funds for new investments is substantially dependent on our ability to raise funds for investment by the Managed REITs.

For the three months ended March 31, 2014 as compared to the same period in 2013, asset management revenue decreased by $0.2 million. Asset management revenue decreased by $3.1 million as a result of the cessation of asset management revenue earned from CPA®:16 – Global after the CPA®:16 Merger on January 31, 2014. This decrease was partially offset by an aggregate increase of $2.5 million during the three months ended March 31, 2014 as compared to the same period in 2013 from CPA®:17 – Global and CWI as a result of new investments that they entered into during 2013 and 2014. We also received asset management revenue of $0.3 million from CPA®:18 – Global during the three months ended March 31, 2014 as a result of new investments entered into since the commencement of its offering in May 2013.

Dealer Manager Fees

As discussed in Note 4, we earned a dealer manager fee of $0.35 per share sold in connection with CPA®:17 – Global’s follow-on offering, which commenced on April 7, 2011 and terminated on January 31, 2013. We also earned a $0.30 dealer manager fee per share sold in connection with CWI’s initial and follow-on offerings. In addition, we receive dealer manager fees depending on the class of common stock sold, of $0.30 or $0.21 per share sold, for its class A common stock and class C common stock, respectively, in connection with CPA®:18 – Global’s public offering. We also receive an annual distribution and shareholder servicing fee of 1% paid in connection with shares of class C common stock. We re-allow a portion of the dealer manager fees to selected dealers in the offerings. Dealer manager fees that are not re-allowed and the Shareholder Servicing Fee are classified as Dealer manager fees from affiliates in the consolidated financial statements. Dealer manager fees earned are generally offset by underwriting costs incurred in connection with the offerings, which are included in General and administrative expenses.

For the three months ended March 31, 2014 as compared to the same period in 2013, dealer manager fees increased by $5.5 million. The increase was primarily due to the fees earned in connection with the sale of CPA®:18 – Global shares in its initial public offering, which commenced in May 2013, partially offset by a decrease in fees earned due to the lower level of CWI shares sold during the current year period as compared to the same period in the prior year.

Reimbursable Costs

Reimbursable costs (revenue) from affiliates and reimbursable costs (expenses) from affiliates represent costs incurred by us on behalf of the Managed REITs, consisting primarily of broker-dealer commissions and marketing and personnel costs, which are reimbursed by the Managed REITs. Revenue from Reimbursable costs from affiliates is offset by corresponding charges to Reimbursable costs.

For the three months ended March 31, 2014 as compared to the same period in 2013, reimbursable costs increased by $27.8 million, primarily due to the $32.6 million in commissions paid to broker-dealers related to the CPA®:18 – Global initial public offering, which commenced in May 2013, partially offset by a decrease of $4.1 million in commissions paid to broker-dealers related to the CWI public offerings due to the corresponding decrease in funds raised in the current year period compared to the prior year period.

General and Administrative

As discussed in Note 4, certain personnel and overhead costs are charged to the CPA® REITs and our real estate portfolio based on the trailing 12-month reported revenues of the CPA® REITs, CWI and us. We began to allocate personnel and overhead costs to CWI no January 1, 2014 based on the time incurred by our personnel.

For the three months ended March 31, 2014 as compared to the same period in 2013, general and administrative expenses increased by $3.1 million, primarily due to (i) an increase of $3.5 million in underwriting costs principally related to the CPA®:18 – Global initial public offering, which commenced in May 2013; (ii) an increase of $2.2 million in commissions paid to investment officers as a result of higher investment volume in the current year period as compared to the same period in the prior year; (iii) an increase of $0.5 million in rent expense as a result of additional office space obtained during the second quarter of 2013. These increases were partially offset by a decrease in general and administrative expenses as a result of $3.6 million in personnel and overhead costs allocated to the Real Estate Ownership segment due to the increased revenues in the Real Estate Ownership segment after the CPA®:16 Merger on January 31, 2014.

W. P. Carey 3/31/2014 10-Q – 53

Stock-based Compensation Expenses

For a description of our equity plans and awards, please see Note 14.

For the three months ended March 31, 2014 as compared to the same period in 2013, stock based compensation expenses decreased by $2.1 million primarily due to an upward adjustment of $2.8 million during the three months ended March 31, 2013 in the estimated payout of PSUs that were granted during 2012 based on our performance through that date.

(Provision for) Benefit from Income Taxes

For the three months ended March 31, 2014, we recognized provision for income taxes of $6.3 million, compared to a benefit from income taxes of $2.4 million recognized during the same period in 2013. The provision for income taxes recognized during the three months ended March 31, 2014 was primarily due to pre-tax income recognized by our TRSs in the Investment Management segment, which contributed $1.7 million to provision for income taxes. In addition, provision for income taxes increased by $3.8 million due to a permanent difference from the recognition of deferred revenue as a result of the accelerated vesting of shares previously issued by CPA®:16 – Global for asset management and performance fees and the payment of deferred acquisition fees in connection with the CPA®:16 Merger. The benefit from income taxes recognized during the three months ended March 31, 2013 was primarily due to losses recognized by our TRSs in 2013.

Net Income from Investment Management Attributable to W. P. Carey

For the three months ended March 31, 2014, the resulting net income from Investment Management attributable to W. P. Carey was $2.5 million compared to a net loss of $2.5 million recognized during the same period in 2013.

AFFO

For the three months ended March 31, 2014 as compared to the same period in 2013, AFFO from our Investment Management segment increased by $10.0 million, primarily due to a significant increase in structuring revenue. AFFO is a non-GAAP measure that we use to evaluate our business. For a definition of AFFO and reconciliation to net income attributable to W. P. Carey, see Supplemental Financial Measures below.

Financial Condition

Sources and Uses of Cash During the Period

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt and fund distributions to stockholders. Our cash flows fluctuate from period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of the receipt of proceeds from, and the repayment of, mortgage loans and receipt of lease revenues, the receipt of the annual installment of deferred acquisition revenue and interest thereon from the CPA® REITs, our election to receive asset management fees in either shares of the Managed REITs’ common stock or cash, the timing and characterization of distributions from equity investments in real estate and the Managed REITs, the receipt of distributions of Available Cash from the Managed REITs, and changes in foreign currency exchange rates. Despite these fluctuations, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of mortgage loans, unused capacity on our Revolver, net contributions from noncontrolling interests, and the issuance of additional debt or equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the year are described below.

Operating Activities

Net cash provided by operating activities increased by $26.2 million during the three months ended March 31, 2014 as compared to the same period in 2013, primarily due to operating cash flow generated from the properties we acquired in the CPA®:16 Merger.

W. P. Carey 3/31/2014 10-Q – 54

Investing Activities

Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property-related costs. In connection with the CPA®:16 Merger, we paid $1.3 million, representing the cash portion of the Merger Consideration to CPA®:16 – Global stockholders and acquired $65.4 million of cash in the CPA®:16 Merger.

During the three months ended March 31, 2014, we acquired a property for a total of $41.0 million. Funds totaling $30.9 million and $34.5 million were invested in and released from, respectively, lender-held investment accounts. We also placed $9.5 million in escrow for future acquisitions and the same amount was released from escrow in connection with our acquisition during the three months ended March 31, 2014. We also used $5.5 million primarily to make capital improvements to various properties and to fund a build-to-suit transaction and used $7.7 million to purchase securities. We received $8.0 million in distributions from equity investments in real estate and the Managed REITs in excess of cumulative equity income. We also received cash proceeds totaling $105.1 million from the sale of nine properties.

Financing Activities

During the three months ended March 31, 2014, we paid distributions to stockholders of $68.2 million and paid distributions of $6.1 million to affiliates who hold noncontrolling interests in various entities with us. We made scheduled mortgage loan principal payments of $16.7 million and prepaid several mortgage loans totaling $116.8 million. We received $498.2 million in net proceeds from the issuance of the Senior Unsecured Notes, which we used to pay off the outstanding balance on the Revolver at that time. Net borrowings under our senior credit facility decreased overall by $378.6 million during the three months ended March 31, 2014 and were comprised of gross borrowings of $901.4 million and repayments of $1.3 billion. In connection with the Second Amended and Restated Credit Agreement and the issuance of the Senior Unsecured Notes, we incurred financing costs totaling $11.9 million. We recognized windfall tax benefits of $5.4 million in connection with the exercise of employee stock options and the vesting of PSUs and RSUs, which reduced our tax liability to various taxing authorities.

Summary of Financing

The table below summarizes our non-recourse debt, our credit facility and our Senior Unsecured Notes (dollars in thousands):

	March 31, 2014	December 31, 2013
Carrying Value
Fixed rate (a)	$2,954,697	$1,139,122
Variable rate (b) (c)	871,790	928,288
Total	$3,826,487	$2,067,410

Percent of Total Debt
Fixed rate (a)	77%	55%
Variable rate (b)	23%	45%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate (a)	5.4%	5.3%
Variable rate (b)	2.8%	2.7%

____________

(a)	Fixed-rate debt at March 31, 2014 included $500.0 million Senior Unsecured Notes.

(b)
Variable-rate debt at March 31, 2014 included (i) $366.3 million outstanding under our Senior Unsecured Credit Facility, which includes $116.3 million outstanding under the Revolver and $250.0 million outstanding under the Term Loan Facility, (ii) $446.0 million of non-recourse mortgage loan obligations that has been effectively converted to fixed rates through interest rate swap and cap derivative instruments, (iii) $14.6 million in non-recourse mortgage loan obligations that bore interest at fixed rates but have interest rate reset features that may change the interest rates to then-prevailing market rates (subject to specified caps) at certain points during their term, and (iv) $45.0 million in non-recourse mortgage loan obligations that bore interest at floating rates.

(c)	As described in Note 12, in January 2014, the Prior Senior Credit Facility and Unsecured Term Loan were repaid and terminated with borrowings under the Senior Unsecured Credit Facility.

W. P. Carey 3/31/2014 10-Q – 55

Cash Resources

At March 31, 2014, our cash resources consisted of the following:

•
Cash and cash equivalents totaling $198.9 million. Of this amount, $145.9 million, at then-current exchange rates, was held in foreign subsidiaries and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

•
Our Revolver, with unused capacity of $883.7 million, excluding amounts reserved for outstanding letters of credit. Our lender has issued letters of credit totaling $1.7 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under the facility; and

•
We also had unleveraged properties that had an aggregate carrying value of $1.5 billion at March 31, 2014, although there can be no assurance that we would be able to obtain financing for these properties.

Credit Facility and Unsecured Term Loan

Our credit facility and Unsecured Term Loan are more fully described in Note 12. A summary of our credit facility and Unsecured Term Loan is provided below (in thousands):

	March 31, 2014		December 31, 2013
	Outstanding Balance	Maximum Available	Outstanding Balance	Maximum Available
Senior Unsecured Credit Facility and Prior Senior credit Facility:
Revolver	$116,278	$1,000,000	$100,000	$450,000
Term Loan Facility	250,000	250,000	175,000	175,000
Unsecured Term Loan	—	—	300,000	300,000

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

Cash Requirements

During the next 12 months, we expect that our cash payments will include paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, making scheduled interest payments on the Senior Unsecured Notes and scheduled mortgage loan principal payments, including mortgage balloon payments totaling $256.1 million, as well as other normal recurring operating expenses. We currently expect to use the proceeds from our Revolver to pay off these maturing mortgage loans. There are no mortgage balloon payments due on our equity investments during the next 12 months.

We expect to fund future investments, build-to-suit commitments, any capital expenditures on existing properties, scheduled debt maturities on non-recourse mortgage loans and any loans to CWI and CPA®:18 – Global through cash generated from operations, the use of our cash reserves or unused amounts on our Revolver, and/or equity or debt offerings.

W. P. Carey 3/31/2014 10-Q – 56

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at March 31, 2014 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$2,958,634	$339,124	$1,024,750	$677,888	$916,872
Senior Unsecured Credit Facility — principal (b)	366,278	—	250,000	116,278	—
Senior Unsecured Notes — principal (c)	500,000	—	—	—	500,000
Interest on borrowings (d)	918,143	179,454	307,179	171,731	259,779
Build-to-suit commitments	54,070	54,070	—	—	—
Operating and other lease commitments (e)	87,849	5,586	13,315	11,795	57,153
Property improvement commitments	6,332	6,332	—	—	—
	$4,891,306	$584,566	$1,595,244	$977,692	$1,733,804

___________

(a)
 Excludes the unamortized fair market value adjustment of $3.4 million resulting from the assumption of property-level debt in connection with the CPA®:15 Merger and CPA®:16 Merger, and the unamortized discount on the Senior Unsecured Notes of $1.8 million (Note 12).

(b)	Our Revolver is scheduled to mature in January 2018 and our Term Loan Facility is scheduled to mature in January 2016.

(c)	Our $500.0 million Senior Unsecured Notes are scheduled to mature in April 2024.

(d)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at March 31, 2014.

(e)
Operating and other lease commitments consist primarily of rental obligations under ground leases and the future minimum rents payable on the lease for our principal offices. We are reimbursed by the Managed REITs for their share of the future minimum rents pursuant to their respective advisory agreements with us. These amounts are generally allocated among the entities based on gross revenues and are adjusted quarterly.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at March 31, 2014, which consisted primarily of the euro. At March 31, 2014, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Supplemental Financial Measures

In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use supplemental non-GAAP measures, which are uniquely defined by our management. We believe that these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP measures are provided below.

Adjusted Funds from Operations

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

We modify the NAREIT computation of FFO to include other adjustments to GAAP net income to adjust for certain non-cash charges such as amortization of real estate-related intangibles, deferred income tax benefits and expenses, straight-line rents, stock compensation, gains or losses from extinguishment of debt and deconsolidation of subsidiaries and unrealized foreign

W. P. Carey 3/31/2014 10-Q – 57

currency exchange gains and losses. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. Additionally, we exclude acquisition expenses and non-core expenses such as merger expenses. Merger expenses are related to the CPA®:16 Merger. We also exclude realized gains/losses on foreign exchange and derivatives, which are not considered fundamental attributes of our business plan and do not affect our overall long-term operating performance. We refer to our modified definition of FFO as AFFO. We exclude these items from GAAP net income as they are not the primary drivers in our decision making process and excluding those items provides investors a view of our portfolio performance over time and make it more comparable to other REITs which are currently not engaged in acquisitions, mergers and restructuring which are not part of our normal business operations. We use AFFO as one measure of our operating performance when we formulate corporate goals, evaluate the effectiveness of our strategies, and determine executive compensation.

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

W. P. Carey 3/31/2014 10-Q – 58

FFO and AFFO were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Real Estate Ownership
Net income from Real Estate Ownership attributable to W. P. Carey	$110,407	$16,692
Adjustments:
Depreciation and amortization of real property	51,620	29,687
Impairment charges	—	3,279
(Gain) loss on sale of real estate, net	(3,176)	931
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	1,265	3,154
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(3,492)	(4,267)
Total adjustments	46,217	32,784
FFO (as defined by NAREIT) — Real Estate Ownership	156,624	49,476
Adjustments:
Gain on change in control of interests (a)	(103,361)	—
Merger and acquisition expenses (b)	29,511	111
Loss on extinguishment of debt	7,463	74
Other gains, net	(3)	(270)
Other depreciation, amortization and non-cash charges	483	800
Stock-based compensation	220	174
Deferred tax benefit	(5,944)	(1,025)
Acquisition expenses (c)	100	—
Realized losses on foreign currency, derivatives and other	655	52
Amortization of deferred financing costs	873	511
Straight-line and other rent adjustments	(2,669)	(2,169)
Above- and below-market rent intangible lease amortization, net	13,486	7,256
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at AFFO:
Other depreciation, amortization and non-cash charges	93	195
Straight-line rent and other rent adjustments	(102)	(188)
Above- and below-market rent intangible lease amortization, net	14	271
AFFO adjustments to equity earnings from equity investments	2,936	9,249
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	(1,417)	(1,561)
Total adjustments	(57,662)	13,480
AFFO — Real Estate Ownership	$98,962	$62,956

Investment Management
Net income (loss) from Investment Management attributable to W. P. Carey	$2,485	$(2,511)
FFO (as defined by NAREIT) — Investment Management	2,485	(2,511)
Adjustments:
Merger-related income tax expense (b)	13,867	—
Other depreciation, amortization and other non-cash charges	937	262
Stock-based compensation	6,823	8,975
Deferred tax (benefit) expense	(4,986)	2,253
Realized losses on foreign currency	6	2
Amortization of deferred financing costs	152	318
Total adjustments	16,799	11,810
AFFO — Investment Management	$19,284	$9,299

Total Company
FFO — as defined by NAREIT	$159,109	$46,965
AFFO	$118,246	$72,255
__________

(a)
Gain on change in control of interests for the three months ended March 31, 2014 represents a gain of $73.1 million recognized on our previously-held interest in shares of CPA®:16 – Global common stock and a gain of $30.5 million recognized on the purchase of the remaining interests in nine investments from CPA®:16 – Global, which we had previously accounted for under the equity method.

W. P. Carey 3/31/2014 10-Q – 59

(b)
Amount for the three months ended March 31, 2014 included $29.5 million of merger expense for the Real Estate Ownership segment and $13.9 million of merger-related income tax expense for Investment Management segment incurred in connection with the CPA®:16 Merger.

(c)	Prior to the second quarter of 2013, this amount was insignificant and therefore not included in the AFFO calculation.

While we believe that FFO and AFFO are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance. These non-GAAP measures should be used in conjunction with net income as defined by GAAP. FFO and AFFO, or similarly titled measures disclosed by other REITs, may not be comparable to our FFO and AFFO measures.

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

Interest Rate Risk

The value of our real estate and related fixed-rate debt obligations is subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our owned and managed assets to decrease, which would create lower revenues from managed assets and lower investment performance for the Managed REITs. Increases in interest rates may also have an impact on the credit profile of certain tenants.

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable-rate debt service obligations of the loan to a fixed rate or limit the underlying interest rate from exceeding a specified strike rate, respectively. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At March 31, 2014, we estimated that the net fair value of our interest rate swaps and caps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $15.1 million (Note 11).

W. P. Carey 3/31/2014 10-Q – 60

At March 31, 2014, a significant portion (approximately 77%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at March 31, 2014 ranged from 3.2% to 7.8%. The contractual annual interest rates on our variable-rate debt at March 31, 2014 ranged from 1.3% to 7.6%. Our debt obligations are more fully described under Financial Condition – Summary of Financing, in Item 2 above. The following table presents principal cash outflows for the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter, based upon expected maturity dates of our debt obligations outstanding at March 31, 2014 (in thousands):

	2014 (remainder)	2015	2016	2017	2018	Thereafter	Total	Fair value
Fixed-rate debt (a)	$199,230	$209,719	$327,189	$738,882	$136,655	$1,338,089	$2,949,764	$2,954,076
Variable-rate debt (a)	$119,896	$38,750	$265,452	$71,916	$279,697	$99,437	$875,148	$861,390
 ___________

(a)	Amounts are based on the exchange rate at March 31, 2014, as applicable.

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or that has been subject to interest rate caps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at March 31, 2014 by an aggregate increase of $115.4 million or an aggregate decrease of $118.1 million, respectively. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed-rates at March 31, 2014 would increase or decrease by $4.1 million for each respective 1% change in annual interest rates. As more fully described under Financial Condition – Summary of Financing in Item 2 above, a portion of the debt classified as variable-rate debt in the tables above bore interest at fixed rates at March 31, 2014 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own investments in the European Union and Asia and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro and the British pound sterling and certain other currencies, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the net cash flow from that investment. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of various foreign currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the three months ended March 31, 2014, we recognized net realized loss and unrealized foreign currency transaction gain of $0.3 million and $0.7 million, respectively. These losses and gains are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the euro on accrued interest receivable on notes receivable from consolidated subsidiaries.

We enter into foreign currency forward contracts to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. The net estimated fair value of our foreign currency forward contracts, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a liability position of $12.9 million at March 31, 2014. We obtain non-recourse mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

W. P. Carey 3/31/2014 10-Q – 61

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations as of March 31, 2014, for the remainder of 2014, each of the next four years following December 31, 2014, and thereafter are as follows (in thousands):

Lease Revenues (a)	2014 (remainder)	2015	2016	2017	2018	Thereafter	Total
Euro (b)	$152,460	$181,397	$159,996	$149,367	$149,367	$1,154,663	$1,947,250
British pound sterling (c)	8,716	11,335	11,230	11,295	11,417	136,810	190,803
Other foreign currencies (d)	5,896	7,855	7,857	7,868	7,872	37,682	75,030
	$167,072	$200,587	$179,083	$168,530	$168,656	$1,329,155	$2,213,083

Scheduled debt service payments (principal and interest) for mortgage notes payable for our foreign operations as of March 31, 2014, for the remainder of 2014, each of the next four years following December 31, 2014, and thereafter are as follows (in thousands):

Debt service (a) (e)	2014 (remainder)	2015	2016	2017	2018	Thereafter	Total
Euro (b)	$265,333	$159,808	$171,979	$453,293	$163,481	$81,193	$1,295,087
British pound sterling (c)	16,374	18,968	1,044	1,044	1,044	17,545	56,019
Other foreign currencies (d)	11,229	8,614	3,227	8,393	10,328	5,325	47,116
	$292,936	$187,390	$176,250	$462,730	$174,853	$104,063	$1,398,222

__________

(a)	Amounts are based on the applicable exchange rates at March 31, 2014. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property level cash flow at March 31, 2014 of $6.5 million.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property level cash flow at March 31, 2014 of $1.3 million.

(d)	Other foreign currencies consist of the Canadian dollar, the Malaysian ringgit, the Swedish krona, and the Thai baht.

(e)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at March 31, 2014.

As a result of scheduled balloon payments on our international non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2014, 2017 and 2018. In 2014, 2017 and 2018 balloon payments totaling $223.3 million, $433.6 million and $160.2 million, respectively, are due on 12, ten and five non-recourse mortgage loans, respectively, that are collateralized by properties that we own with affiliates. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If that has not occurred, we would expect to use our cash resources, including unused capacity on our Revolver, to make these payments, if necessary.

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2014 at a reasonable level of assurance.

W. P. Carey 3/31/2014 10-Q – 62

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

W. P. Carey 3/31/2014 10-Q – 63

PART II

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
1.1
Underwriting Agreement dated March 11, 2014, by and among W. P. Carey Inc. and J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters listed on Schedule 1 thereto
Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed March 12, 2014
2.1
Agreement and Plan of Merger dated as of July 25, 2013, by and between Corporate Property Associates 16 – Global Incorporated, W. P. Carey Inc., WPC REIT Merger Sub Inc., and, for the limited purposes set forth therein, Carey Asset Management Corp., W. P. Carey & Co. B.V. and CPA 16 LLC.
Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 000-13779) filed July 25, 2013
4.1	Indenture dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 14, 2014
4.2	First Supplemental Indenture dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 14, 2014
4.3	Form of Global Note Representing $500,000,000 Aggregate Principal Amount of 4.60% Senior Notes due 2024	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 14, 2014
10.1
Second Amended and Restated Credit Agreement dated as of January 31, 2014, by and among the Borrowers set forth therein, W. P. Carey, as borrower, the Guarantors identified therein, all of which are subsidiaries of W. P. Carey, the Lenders from time to time party thereto (as defined therein), and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-13779) filed on February 4, 2014
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101
The following materials from W. P. Carey Inc.’s Quarterly Report on Form 10-Q for the year ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Equity for the three months ended March 31, 2014 and the year ended December 31, 2013, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

W. P. Carey 3/31/2014 10-Q – 64

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.
Date:	May 8, 2014
		By:	/s/ Catherine D. Rice
Catherine D. Rice
Chief Financial Officer
(Principal Financial Officer)

Date:	May 8, 2014
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 3/31/2014 10-Q – 65

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
1.1
Underwriting Agreement dated March 11, 2014, by and among W. P. Carey Inc. and J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters listed on Schedule 1 thereto
Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed March 12, 2014
2.1
Agreement and Plan of Merger dated as of July 25, 2013, by and between Corporate Property Associates 16 – Global Incorporated, W. P. Carey Inc., WPC REIT Merger Sub Inc., and, for the limited purposes set forth therein, Carey Asset Management Corp., W. P. Carey & Co. B.V. and CPA 16 LLC.
Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 000-13779) filed July 25, 2013
4.1	Indenture dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 14, 2014
4.2	First Supplemental Indenture dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 14, 2014
4.3	Form of Global Note Representing $500,000,000 Aggregate Principal Amount of 4.60% Senior Notes due 2024	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 14, 2014
10.1
Second Amended and Restated Credit Agreement dated as of January 31, 2014, by and among the Borrowers set forth therein, W. P. Carey, as borrower, the Guarantors identified therein, all of which are subsidiaries of W. P. Carey, the Lenders from time to time party thereto (as defined therein), and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-13779) filed on February 4, 2014
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101
The following materials from W. P. Carey Inc.’s Quarterly Report on Form 10-Q for the year ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Equity for the three months ended March 31, 2014 and the year ended December 31, 2013, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.
Filed herewith