Form 10-Q
period 2014-06-30
W. P. Carey Inc.
filed 2014-08-07
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
or

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

Registrant has 99,409,854 shares of common stock, $0.001 par value, outstanding at July 31, 2014.

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

W. P. Carey 6/30/2014 10-Q – 1

PART I
Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
Assets
Investments in real estate:
Real estate, at cost (inclusive of $250,240 and $78,782, respectively, attributable to variable interest entities, or VIEs)	$4,497,999	$2,516,325
Operating real estate, at cost (inclusive of $38,714 and $0, respectively, attributable to VIEs)	84,544	6,024
Accumulated depreciation (inclusive of $21,806 and $18,238, respectively, attributable to VIEs)	(217,155)	(168,958)
Net investments in properties	4,365,388	2,353,391
Net investments in direct financing leases (inclusive of $64,716 and $18,089, respectively, attributable to VIEs)	880,000	363,420
Assets held for sale	—	86,823
Equity investments in real estate and the Managed REITs	211,225	530,020
Net investments in real estate	5,456,613	3,333,654
Cash and cash equivalents (inclusive of $2,216 and $37, respectively, attributable to VIEs)	214,971	117,519
Due from affiliates	39,516	32,034
Goodwill	698,891	350,208
In-place lease intangible assets, net (inclusive of $30,004 and $3,385, respectively, attributable to VIEs)	966,406	467,127
Above-market rent intangible assets, net (inclusive of $14,738 and $2,544, respectively, attributable to VIEs)	570,498	241,975
Other assets, net (inclusive of $21,144 and $4,246, respectively, attributable to VIEs)	346,853	136,433
Total assets	$8,293,748	$4,678,950
Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of $150,915 and $29,042, respectively, attributable to VIEs)	$2,823,415	$1,492,410
Senior credit facility and unsecured term loan	476,700	575,000
Senior unsecured notes	498,255	—
Below-market rent and other intangible liabilities, net (inclusive of $10,656 and $3,481, respectively, attributable to VIEs)	180,364	128,202
Accounts payable, accrued expenses and other liabilities (inclusive of $6,676 and $2,988, respectively, attributable to VIEs)	298,432	166,385
Deferred income taxes (inclusive of $838 and $0, respectively, attributable to VIEs)	87,991	39,040
Distributions payable	90,610	67,746
Total liabilities	4,455,767	2,468,783
Redeemable noncontrolling interest	6,418	7,436
Commitments and contingencies (Note 12)
Equity:
W. P. Carey stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 100,424,204 and 69,299,949 shares issued, respectively; and 99,379,788 and 68,266,570 shares outstanding, respectively	100	69
Additional paid-in capital	4,024,039	2,256,503
Distributions in excess of accumulated earnings	(327,460)	(318,577)
Deferred compensation obligation	30,624	11,354
Accumulated other comprehensive income	14,215	15,336
Less: treasury stock at cost, 1,044,416 and 1,033,379 shares, respectively	(60,948)	(60,270)
Total W. P. Carey stockholders’ equity	3,680,570	1,904,415
Noncontrolling interests	150,993	298,316
Total equity	3,831,563	2,202,731
Total liabilities and equity	$8,293,748	$4,678,950

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2014 10-Q – 2

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Real estate revenues:
Lease revenues	$148,253	$73,984	$271,320	$146,444
Reimbursable tenant costs	5,749	3,040	11,763	6,157
Operating property revenues	8,251	231	13,244	458
Lease termination income and other	14,481	402	15,479	1,082
	176,734	77,657	311,806	154,141
Revenues from the Managed REITs:
Reimbursable costs	41,925	15,467	81,657	27,435
Structuring revenue	17,254	6,422	35,005	12,764
Asset management revenue	9,045	10,355	18,822	20,369
Dealer manager fees	7,949	2,320	14,626	3,542
	76,173	34,564	150,110	64,110
	252,907	112,221	461,916	218,251
Operating Expenses
Depreciation and amortization	63,445	29,772	116,118	59,147
Reimbursable tenant and affiliate costs	47,674	18,507	93,420	33,592
General and administrative	19,133	14,545	41,802	31,596
Property expenses, excluding reimbursable tenant costs	11,209	2,282	19,627	4,047
Stock-based compensation expense	7,957	8,429	15,000	17,578
Dealer manager fees and expenses	6,285	3,163	11,710	5,126
Subadvisor fees	2,451	985	2,469	1,670
Impairment charges	2,066	—	2,066	—
Merger and acquisition expenses	1,137	3,128	30,751	3,249
	161,357	80,811	332,963	156,005
Other Income and Expenses
Net income from equity investments in real estate and the Managed REITs	9,452	32,541	23,714	43,197
Gain on change in control of interests	—	—	104,645	—
Interest expense	(47,733)	(25,750)	(86,808)	(51,334)
Other income and (expenses)	(883)	2,450	(6,335)	3,849
	(39,164)	9,241	35,216	(4,288)
Income from continuing operations before income taxes	52,386	40,651	164,169	57,958
(Provision for) benefit from income taxes	(8,053)	1,134	(10,293)	2,341
Income from continuing operations before loss on sale of real estate	44,333	41,785	153,876	60,299
Income from discontinued operations, net of tax	26,460	4,364	32,853	1,688
Loss on sale of real estate, net of tax	(3,821)	(333)	(3,742)	(332)
Net Income	66,972	45,816	182,987	61,655
Net income attributable to noncontrolling interests	(2,344)	(2,692)	(3,921)	(4,400)
Net loss (income) attributable to redeemable noncontrolling interest	111	43	(151)	93
Net Income Attributable to W. P. Carey	$64,739	$43,167	$178,915	$57,348
Basic Earnings Per Share
Income from continuing operations attributable to W. P. Carey	$0.38	$0.57	$1.53	$0.81
Income from discontinued operations attributable to W. P. Carey	0.26	0.06	0.35	0.02
Net Income Attributable to W. P. Carey	$0.64	$0.63	$1.88	$0.83
Diluted Earnings Per Share
Income from continuing operations attributable to W. P. Carey	$0.38	$0.56	$1.52	$0.80
Income from discontinued operations attributable to W. P. Carey	0.26	0.06	0.34	0.01
Net Income Attributable to W. P. Carey	$0.64	$0.62	$1.86	$0.81
Weighted Average Shares Outstanding
Basic	100,236,362	68,406,771	94,855,067	68,776,108
Diluted	100,995,225	69,493,902	95,857,916	69,870,849
Amounts Attributable to W. P. Carey
Income from continuing operations, net of tax	$38,236	$39,133	$145,884	$56,268
Income from discontinued operations, net of tax	26,503	4,034	33,031	1,080
Net Income	$64,739	$43,167	$178,915	$57,348
Distributions Declared Per Share	$0.900	$0.840	$1.795	$1.660

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2014 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income	$66,972	$45,816	$182,987	$61,655
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(1,590)	5,094	2,956	(4,658)
Realized and unrealized (loss) gain on derivative instruments	(1,767)	2,080	(4,564)	5,255
Change in unrealized (depreciation) appreciation on marketable securities	(5)	—	12	—
	(3,362)	7,174	(1,596)	597
Comprehensive Income	63,610	52,990	181,391	62,252

Amounts Attributable to Noncontrolling Interests
Net income	(2,344)	(2,692)	(3,921)	(4,400)
Foreign currency translation adjustments	113	(742)	448	1,047
Comprehensive income attributable to noncontrolling interests	(2,231)	(3,434)	(3,473)	(3,353)
Amounts Attributable to Redeemable Noncontrolling Interest
Net loss (income)	111	43	(151)	93
Foreign currency translation adjustments	21	(2)	27	21
Comprehensive loss (income) attributable to redeemable noncontrolling interest	132	41	(124)	114
Comprehensive Income Attributable to W. P. Carey	$61,511	$49,597	$177,794	$59,013

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2014 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Six Months Ended June 30, 2014 and Year Ended December 31, 2013
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
			Additional	in Excess of	Deferred	Other		Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	Treasury	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Income (Loss)	Stock	Stockholders	Interests	Total
Balance at January 1, 2013	68,485,525	$69	$2,175,820	$(172,182)	$8,358	$(4,649)	$(20,270)	$1,987,146	$270,177	$2,257,323
Reclassification of Estate Shareholders’ shares from temporary equity to permanent equity			40,000					40,000		40,000
Exercise of stock options and employee purchase under the employee share purchase plan	55,423		2,312					2,312		2,312
Grants issued in connection with services rendered	295,304							—		—
Shares issued under share incentive plans	47,289		(9,183)					(9,183)		(9,183)
Contributions from noncontrolling interests								—	65,145	65,145
Windfall tax benefits - share incentive plans			12,817					12,817		12,817
Amortization of stock-based compensation expense			34,737		2,459			37,196		37,196
Distributions to noncontrolling interests								—	(71,820)	(71,820)
Distributions declared ($3.39 per share)				(245,271)	537			(244,734)		(244,734)
Purchase of treasury stock from related party	(616,971)						(40,000)	(40,000)		(40,000)
Foreign currency translation								—	(5)	(5)
Net income				98,876				98,876	32,936	131,812
Other comprehensive income (loss):
Foreign currency translation adjustments						19,965		19,965	1,883	21,848
Realized and unrealized gain on derivative instruments						20		20		20
Balance at December 31, 2013	68,266,570	69	2,256,503	(318,577)	11,354	15,336	(60,270)	1,904,415	298,316	2,202,731
Shares issued to stockholders of CPA®:16 – Global in connection with the CPA®:16 Merger	30,729,878	31	1,815,490					1,815,521		1,815,521
Purchase of the remaining interests in less-than-wholly-owned investments that we already consolidate in connection with the CPA®:16 Merger			(41,374)					(41,374)	(239,562)	(280,936)
Purchase of noncontrolling interests in connection with the CPA®:16 Merger								—	99,947	99,947
Exercise of stock options and employee purchase under the employee share purchase plan	23,506		1,184					1,184		1,184
Grants issued in connection with services rendered	352,188		(15,736)					(15,736)		(15,736)
Shares issued under share incentive plans	18,683		(534)					(534)		(534)
Deferral of vested shares			(15,428)		15,428			—		—
Windfall tax benefits - share incentive plans			5,449					5,449		5,449
Amortization of stock-based compensation expense			15,000					15,000		15,000
Redemption value adjustment			306					306		306
Distributions to noncontrolling interests								—	(11,185)	(11,185)
Distributions declared ($1.795 per share)			3,179	(187,798)	3,842			(180,777)		(180,777)
Purchase of treasury stock from related party	(11,037)						(678)	(678)		(678)
Foreign currency translation								—	4	4
Net income				178,915				178,915	3,921	182,836
Other comprehensive income (loss):
Foreign currency translation adjustments						3,431		3,431	(448)	2,983
Realized and unrealized loss on derivative instruments						(4,564)		(4,564)		(4,564)
Change in unrealized appreciation on marketable securities						12		12		12
Balance at June 30, 2014	99,379,788	$100	$4,024,039	$(327,460)	$30,624	$14,215	$(60,948)	$3,680,570	$150,993	$3,831,563
See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2014 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows — Operating Activities
Net income	$182,987	$61,655
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	123,908	67,658
Gain on change in control of interests	(104,645)	—
Gain on sale of real estate	(23,930)	(50)
Straight-line rent and amortization of rent-related intangibles	23,350	9,646
Management income received in shares of Managed REITs and other	(18,045)	(20,215)
Stock-based compensation expense	15,000	17,578
Impairment charges	2,066	4,950
Income from equity investments in real estate and the Managed REITs in excess of distributions received	(1,815)	(22,338)
Unrealized gain on foreign currency transactions and other	(1,412)	(3,220)
Amortization of deferred revenue	(786)	(4,718)
Realized (gain) loss on extinguishment of debt and other	(344)	181
Changes in assets and liabilities:
Payments for withholding taxes upon delivery of equity-based awards and exercises of stock options	(16,271)	(10,435)
Increase in income taxes, net	(12,538)	(11,507)
Deferred acquisition revenue received	11,153	12,402
Increase in structuring revenue receivable	(10,842)	(2,285)
Decrease (increase) in prepaid taxes	5,721	(16,143)
Net changes in other operating assets and liabilities	(4,920)	(11,706)
Net Cash Provided by Operating Activities	168,637	71,453
Cash Flows — Investing Activities
Proceeds from sale of real estate and equity investments	280,795	48,902
Funds placed in escrow	(242,370)	(73,993)
Funds released from escrow	139,254	95,536
Purchases of real estate	(88,334)	(183,554)
Cash acquired in connection with the CPA®:16 Merger	65,429	—
Capital expenditures	(13,477)	(5,806)
Loan to affiliate	(11,000)	—
Distributions received from equity investments in real estate and the Managed REITs in excess of equity income	8,889	21,907
Purchase of securities for the defeasance of debt	(7,664)	—
Cash paid to stockholders of CPA®:16 – Global in the CPA®:16 Merger	(1,338)	—
Proceeds from repayment of short-term loans	1,155	—
Other investing activities, net	740	(176)
Capital contributions to equity investments	(459)	(1,455)
Net Cash Provided by (Used in) Investing Activities	131,620	(98,639)
Cash Flows — Financing Activities
Repayments of senior credit facility	(1,310,000)	(98,000)
Proceeds from senior credit facility and unsecured term loan	1,042,627	230,000
Proceeds from issuance of senior unsecured notes	498,195	—
Prepayments of mortgage principal	(201,820)	(40,492)
Distributions paid	(158,312)	(102,923)
Scheduled payments of mortgage principal	(61,608)	(81,344)
Payment of financing costs and mortgage deposits, net of deposits refunded	(12,192)	(305)
Distributions paid to noncontrolling interests	(12,026)	(15,228)
Proceeds from mortgage financing	6,550	99,000
Windfall tax benefit associated with stock-based compensation awards	5,449	11,556
Proceeds from exercise of stock options	1,184	1,970
Purchase of treasury stock from related party	(677)	(40,000)
Funds placed in escrow	(588)	(463)
Contributions from noncontrolling interests	314	2,830
Net Cash Used in Financing Activities	(202,904)	(33,399)
Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	99	(554)
Net increase (decrease) in cash and cash equivalents	97,452	(61,139)
Cash and cash equivalents, beginning of period	117,519	123,904
Cash and cash equivalents, end of period	$214,971	$62,765

(Continued)

W. P. Carey 6/30/2014 10-Q – 6

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Continued)

Supplemental Non-cash Investing and Financing Activities:

2014 — On January 31, 2014, CPA®:16 – Global merged with and into us in the CPA®:16 Merger (Note 3). The following table summarizes estimated fair values of the assets acquired and liabilities assumed in the CPA®:16 Merger (in thousands):

Total Consideration
Fair value of W. P. Carey shares of common shares issued	$1,815,521
Cash consideration for fractional shares	1,338
Fair value of our equity interest in CPA®:16 – Global prior to the CPA®:16 Merger	348,448
Fair value of our equity interest in jointly-owned investments with CPA®:16 – Global prior to the CPA®:16 Merger	172,720
Fair value of noncontrolling interests acquired	(278,187)
2,059,840
Assets Acquired at Fair Value
Net investments in real estate	1,970,175
Net investments in direct financing leases	538,225
Equity investments in real estate	74,367
Assets held for sale	133,415
Goodwill	348,876
In-place lease intangible assets	553,723
Above-market rent intangible assets	395,824
Other assets	82,032
Liabilities Assumed at Fair Value
Non-recourse debt and line of credit	(1,768,288)
Accounts payable, accrued expenses and other liabilities	(118,389)
Below-market rent and other intangible liabilities	(57,569)
Deferred tax liability	(58,347)
Amounts attributable to noncontrolling interests	(99,633)
Net assets acquired excluding cash	1,994,411
Cash acquired on acquisition of subsidiaries	$65,429

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2014 10-Q – 7

W. P. CAREY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business and Organization

W. P. Carey Inc., or W. P. Carey, is, together with its consolidated subsidiaries and predecessors, a real estate investment trust, or REIT, that provides long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and manages a global investment portfolio. We invest primarily in commercial properties domestically and internationally. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires each tenant to pay substantially all of the costs associated with operating and maintaining the property. Through our taxable REIT subsidiaries, or TRSs, we also earn revenue as the advisor to publicly-owned, non-listed REITs under the Corporate Property Associates, or CPA®, brand name, which invest in similar properties. At June 30, 2014, we were the advisor to Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global, and Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global. We were also the advisor to Corporate Property Associates 16 – Global Incorporated, or CPA®:16 – Global, until its merger with us on January 31, 2014. We refer to CPA®:16 – Global, CPA®:17 – Global, and CPA®:18 – Global as the CPA® REITs. We are also the advisor to Carey Watermark Investors Incorporated, or CWI, and together with CPA® REITs, the Managed REITs, a publicly-owned, non-listed REIT that invests in lodging and lodging-related properties.

Originally founded in 1973, we reorganized as a REIT in September 2012 in connection with our merger with Corporate Property Associates 15 Incorporated, or CPA®:15. We refer to that merger as the CPA®:15 Merger. Our shares of common stock are listed on the New York Stock Exchange under the symbol “WPC.”

On January 31, 2014, CPA®:16 – Global merged with and into us based on a merger agreement, dated as of July 25, 2013, which we refer to as the CPA®:16 Merger (Note 3).

We have elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code. As a REIT, we are not generally subject to United States, or U.S., federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We hold all of our real estate assets attributable to our Real Estate Ownership segment under the REIT structure, while the activities conducted by our Investment Management segment subsidiaries have been organized under TRSs.

Reportable Segments

Real Estate Ownership — We own and invest in commercial properties principally in the U.S. and the European Union that are then leased to companies, primarily on a triple-net lease basis. We have also invested in several operating properties, such as lodging and self-storage properties. We earn lease revenues from our wholly-owned and co-owned real estate investments that we control. In addition, we generate equity income through co-owned real estate investments that we do not control and our investments in the shares of the Managed REITs (Note 7). Through our special member interests in the operating partnerships of the Managed REITs, we also participate in their cash flows (Note 4). At June 30, 2014, our owned portfolio was comprised of our full or partial ownership interests in 686 properties, substantially all of which were net leased to 216 tenants, with an occupancy rate of 98.5%, and totaled approximately 81.8 million square feet. Collectively, at June 30, 2014, CPA®:17 – Global and CPA®:18 – Global owned all or a portion of 375 properties, including certain properties in which we have an ownership interest. Substantially all of these properties, totaling approximately 39.6 million square feet, were net leased to 119 tenants, with an average occupancy rate of approximately 99.96%. CPA®:17 – Global, CPA®:18 – Global and CWI also had interests in 100 operating properties for an aggregate of approximately 10.6 million square feet at June 30, 2014.

Investment Management — Through our TRSs, we structure and negotiate investments and debt placement transactions for the Managed REITs, for which we earn structuring revenue, and manage their portfolios of real estate investments, for which we earn asset-based management revenue. We earn disposition revenue when we negotiate and structure the sale of properties on behalf of the Managed REITs, and we may also earn incentive revenue and receive other compensation in connection with providing liquidity events for the Managed REITs’ stockholders. We are currently considering alternatives for expanding our investment management operations by raising funds in addition to the existing Managed REITs, although there can be no assurance that we will pursue any of these initiatives.  These new funds could invest primarily in assets other than net-lease real estate and include funds raised through publicly traded vehicles, either in the U.S. or internationally.

W. P. Carey 6/30/2014 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

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

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2013, which are included in the 2013 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

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

At June 30, 2014, we had six investments in tenancy-in-common interests in various domestic and international properties, five of which we consolidate because we own 100% of these investments and account for the remaining jointly-owned investment using the equity method of accounting. Consolidation of the remaining investment is not required as such interest does not qualify as a VIE and do not meet the control requirement required for consolidation. Accordingly, we account for this investment using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment provides us with significant influence on the operating and financial decisions of these investments.

We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Fixed price purchase and renewal options within a lease as well as certain decision-making rights within a loan can cause us to consider an entity a VIE. In connection with the CPA®:16 Merger, we acquired 12 VIEs. We consider these entities VIEs because the leases have either fixed price purchase or renewal options. In connection with our acquisition of a property during the six months ended June 30, 2014 (Note 5), we assigned the property to a third-party special purpose entity, or SPE, and provided a loan to the SPE to purchase the property. The SPE is funded solely from that loan and does not have any equity investment at risk. As such, the SPE is deemed to be a VIE in which we are the primary beneficiary and which we consolidate.

Additionally, we own interests in single-tenant net-leased properties leased to companies through noncontrolling interests in partnerships and limited liability companies that we do not control but over which we exercise significant influence. We account for these investments under the equity method of accounting. At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits. At June 30, 2014, none of our equity investments had carrying values below zero.

In June 2014, we filed a registration statement with the SEC to sell up to $1.0 billion of common stock of Carey Watermark Investors 2 Incorporated, or CWI 2, in an initial public offering plus up to an additional $400.0 million of its common stock under a dividend reinvestment plan. As of the date of this Report, the registration statement has not been declared effective by the SEC and there can be no assurance as to whether or when such offering would be commenced. Through June 30, 2014, the

W. P. Carey 6/30/2014 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

financial activity of CWI 2, which has no significant assets, liabilities or operations, was included in our consolidated financial statements.

Recent Accounting Requirements

The following Accounting Standards Updates, or ASUs, promulgated by the Financial Accounting Standards Board are applicable to us:

ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our rental revenues, but will apply to reimbursed tenant costs and revenues generated from our operating properties and our Investment Management business. Additionally, this guidance modifies disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for us in 2017, and early adoption is not permitted. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). ASU 2014-08 changes the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business. Under this new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a “strategic shift that has or will have a major effect on an entity’s operations and financial results.” The new guidance also requires disclosures including pretax profit or loss and significant gains or losses arising from dispositions that represent an “individually significant component of an entity,” but do not meet the criteria to be reported as discontinued operations under ASU 2014-08. In the ordinary course of business we sell properties, which, under prior accounting guidance, we generally reported as discontinued operations; however, under ASU 2014-08 such property dispositions typically would not meet the criteria to be reported as discontinued operations. We elected to early adopt ASU 2014-08 prospectively for all dispositions after December 31, 2013. Consequently, individually significant properties that were sold or classified as held-for-sale during 2014 were not reclassified to discontinued operations in the consolidated financial statements, but have been disclosed in Note 15 to the consolidated financial statements. By contrast, and as required by the new guidance, the results for the current and prior year period reflect as discontinued operations in the consolidated financial statements all dispositions and assets classified as held-for-sale through December 31, 2013 that were deemed under the prior accounting guidance to be discontinued operations, as well as those assets classified as held-for-sale as part of the CPA®:16 Merger. This ASU did not have a significant impact on our financial position or results of operations for any of the periods presented.

ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires an entity to present an unrecognized tax benefit relating to a net operating loss carryforward, a similar tax loss or a tax credit carryforward as a reduction to a deferred tax asset except in certain situations. To the extent the net operating loss carryforward, similar tax loss or tax credit carryforward is not available as of the reporting date under the governing tax law to settle any additional income taxes that would result from the disallowance of the tax position, or the governing tax law does not require the entity to use and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and should not be netted against a deferred tax asset. ASU 2013-11 became effective for us at the beginning of 2014. The adoption of ASU 2013-11 did not have a material impact on our financial condition or results of operations.

W. P. Carey 6/30/2014 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

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

In the CPA®:16 Merger, CPA®:16 – Global stockholders received 0.1830 shares of our common stock in exchange for each of their shares of CPA®:16 – Global stock, pursuant to an exchange ratio based upon a value of $11.25 per share of CPA®:16 – Global and the volume weighted average trading price of our common stock for the five consecutive trading days ending on the third trading day preceding the closing of the transaction on January 31, 2014. CPA®:16 – Global stockholders received cash in lieu of any fractional shares in the CPA®:16 Merger. We paid total merger consideration of approximately $1.8 billion, including the issuance of 30,729,878 shares of our common stock with a fair value of $1.8 billion based on the closing price of our common stock on January 31, 2014, of $59.08 per share, to the stockholders of CPA®:16 – Global in exchange for the 168,041,772 shares of CPA®:16 – Global common stock that we and our affiliates did not previously own, and cash of $1.3 million paid in lieu of issuing any fractional shares, or collectively, the Merger Consideration. As a condition of the CPA®:16 Merger, we waived the subordinated disposition and termination fees that we would have been entitled to receive from CPA®:16 – Global upon its liquidation pursuant to the terms of our advisory agreement with CPA®:16 – Global (Note 4).

Immediately prior to the CPA®:16 Merger, CPA®:16 – Global’s portfolio was comprised of the consolidated full or partial interests in 325 leased properties, substantially all of which were triple-net leased with an average remaining life of 10.4 years and an estimated contractual minimum annualized base rent, or ABR, totaling $300.1 million, and two hotel properties. The related property-level debt was comprised of 92 fixed-rate and 18 variable-rate non-recourse mortgage loans with an aggregate fair value of approximately $1.8 billion and a weighted-average annual interest rate of 5.6% at that date. Additionally, CPA®:16 – Global had a line of credit with an outstanding balance of $170.0 million on the date of the closing of the CPA®:16 Merger (Note 11). In addition, CPA®:16 – Global had equity interests in 18 unconsolidated investments, 11 of which were consolidated by us prior to the CPA®:16 Merger, five of which were consolidated by us subsequent to the CPA®:16 Merger and two of which were jointly-owned with CPA®:17 – Global. These investments owned 140 properties, substantially all of which were triple-net leased with an average remaining life of 8.6 years and an estimated ABR totaling $63.9 million, as of January 31, 2014. The debt related to these equity investments was comprised of 17 fixed-rate and five variable-rate non-recourse mortgage loans with an aggregate fair value of approximately $0.3 billion and a weighted-average annual interest rate of 4.8% on January 31, 2014. The lease revenues and income from continuing operations from the properties acquired from the date of the CPA®:16 Merger through June 30, 2014 were $115.9 million and $35.2 million (inclusive of $1.8 million attributable to noncontrolling interests), respectively, for the six months ended June 30, 2014, and $70.3 million and $27.5 million (inclusive of $1.8 million attributable to noncontrolling interests), respectively, for the three months ended June 30, 2014.

During the six months ended June 30, 2014, we sold all ten of the properties that were classified as held-for-sale upon acquisition in connection with the CPA®:16 Merger (Note 15). The results of operations for these properties have been included in Income from discontinued operations, net of tax in the consolidated financial statements. In addition, we sold one property subject to a direct financing lease that we acquired in the CPA®:16 Merger (Note 6). The results of operations for this property have been included in Income from continuing operations before income taxes in the consolidated financial statements.

Preliminary Purchase Price Allocation

We accounted for the CPA®:16 Merger as a business combination under the acquisition method of accounting. After consideration of all applicable factors pursuant to the business combination accounting rules, we were considered the “accounting acquirer” due to various factors, including the fact that our stockholders held the largest portion of the voting rights in us upon completion of the CPA®:16 Merger. Costs of $30.4 million related to the CPA®:16 Merger were expensed as incurred and classified within Merger and acquisition expenses in the consolidated financial statements for the six months ended June 30, 2014. Costs of $5.0 million were incurred and classified within Merger and acquisition expenses in the consolidated financial statements for the year ended December 31, 2013. In addition, CPA®:16 – Global incurred a total of $10.6 million of merger expenses between 2013 and 2014.

The purchase price was allocated to the assets acquired and liabilities assumed, based upon their preliminary fair values at January 31, 2014. The fair values of the lease intangibles acquired were measured in a manner consistent with our purchase price allocation policy described in our 2013 Annual Report. During the second quarter of 2014, we identified certain measurement period adjustments that impacted the provisional accounting, which increased the total consideration by $1.9 million, and also increased total identifiable net assets by $2.3 million, and increased amounts attributable to noncontrolling interests by $0.3 million, resulting in a $0.1 million decrease in goodwill. The following table summarizes the preliminary

W. P. Carey 6/30/2014 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

estimated fair values of the assets acquired and liabilities assumed in the acquisition, based on the current best estimate of management. We are in the process of finalizing our assessment of the fair value of the assets acquired and liabilities assumed. Investments in real estate, net investments in direct financing leases, equity investments in real estate, non-recourse debt and amounts attributable to noncontrolling interests were based on preliminary valuation data and estimates. Accordingly, the fair value of these assets and liabilities and the impact to goodwill are subject to change.
(in thousands)

	Initially Reported at March 31, 2014	Measurement Period Adjustments	As Revised at June 30, 2014
Total Consideration
Fair value of W. P. Carey shares of common stock issued	$1,815,521	$—	$1,815,521
Cash consideration for fractional shares	1,338	—	1,338
Merger Consideration	1,816,859	—	1,816,859
Fair value of our equity interest in CPA®:16 – Global prior to the CPA®:16 Merger	347,164	1,284	348,448
Fair value of our equity interest in jointly-owned investments with CPA®:16 – Global prior to the CPA®:16 Merger	172,720	—	172,720
Fair value of noncontrolling interests acquired	(278,829)	642	(278,187)
	$2,057,914	$1,926	$2,059,840
Assets Acquired at Fair Value
Net investments in properties	$1,969,274	$901	$1,970,175
Net investments in direct financing leases	538,607	(382)	538,225
Equity investments in real estate	74,367		74,367
Assets held for sale	132,951	464	133,415
In-place lease intangible assets	553,479	244	553,723
Above-market rent intangible assets	395,663	161	395,824
Cash and cash equivalents	65,429	—	65,429
Other assets, net	82,032	—	82,032
	3,811,802	1,388	3,813,190
Liabilities Assumed at Fair Value
Non-recourse debt and line of credit	(1,768,288)	—	(1,768,288)
Below-market rent and other intangible liabilities	(57,209)	(360)	(57,569)
Accounts payable, accrued expenses and other liabilities	(118,389)	—	(118,389)
Deferred tax liability	(59,629)	1,282	(58,347)
	(2,003,515)	922	(2,002,593)

Total identifiable net assets	1,808,287	2,310	1,810,597
Amounts attributable to noncontrolling interests	(99,345)	(288)	(99,633)
Goodwill	348,972	(96)	348,876
	$2,057,914	$1,926	$2,059,840

Goodwill

The $348.9 million of preliminary estimated goodwill recorded in connection with the CPA®:16 Merger was primarily attributable to the $428.5 million premium we agreed to pay for CPA®:16 – Global’s common stock. At the time we entered into the merger agreement in July 2013, the consideration of $11.25 per common share of CPA®:16 – Global represented a premium of $2.55 per share over the December 31, 2012 estimated net asset value per share, or NAV, of CPA®:16 – Global, its most recently published NAV, which was $8.70. Management believes the premium is supported by several factors of the combined entity, including the fact that (i) it is among the largest publicly traded commercial net-lease REITs with greater operating and financial flexibility and better access to capital markets and with a lower cost of capital than CPA®:16 – Global had on a stand-alone basis; (ii) the CPA®:16 Merger eliminated costs associated with the advisory structure that CPA®:16 – Global had previously; and (iii) the combined portfolio has greater tenant and geographic diversification and an improved overall weighted-average debt maturity and interest rate. The aforementioned amount of goodwill attributable to the premium was partially offset by an increase in the fair value of the net assets acquired during the time between the December 31, 2012 NAV and the date of the CPA®:16 Merger.

W. P. Carey 6/30/2014 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

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

Equity Investments and Noncontrolling Interests

During the first quarter of 2014, we recognized a gain on change in control of interests of approximately $73.1 million, which was the difference between the carrying value of approximately $274.1 million and the preliminary estimated fair value of approximately $347.2 million of our previously-held equity interest in 38,229,294 shares of CPA®:16 – Global’s common stock. During the second quarter of 2014, we identified certain measurement period adjustments that impacted the provisional accounting, which increased the estimated fair value of our previously-held equity interest in shares of CPA®:16 – Global’s common stock by $1.3 million, resulting in an increase of $1.3 million in Gain on change in control of interests. In accordance with Accounting Standard Codification, or ASC, 805-10-25, we did not record the measurement period adjustments during the three months ended June 30, 2014. Rather, such amounts will be reflected in all future financial statements that include the three months ended March 31, 2014.

The CPA®:16 Merger also resulted in our acquisition of the remaining interests in nine investments in which we already had a joint interest and accounted for under the equity method. Upon acquiring the remaining interests in these investments, we owned 100% of these investments and thus accounted for the acquisitions of these interests utilizing the purchase method of accounting. Due to the change in control of the nine jointly-owned investments that occurred, we recorded a gain on change in control of interests of approximately $30.2 million, which was the difference between our carrying values and the preliminary estimated fair values of our previously-held equity interests on the acquisition date of approximately $142.5 million and approximately $172.7 million, respectively. Subsequent to the CPA®:16 Merger, we consolidate these wholly-owned investments. During the six months ended June 30, 2014, one of these investments was sold and is included in Income from discontinued operations, net of tax in the consolidated financial statements.

In connection with the CPA®:16 Merger, we also acquired the remaining interests in 12 less-than-wholly-owned investments that we already consolidate and recorded an adjustment to additional paid-in-capital of approximately $42.0 million related to the difference between our carrying values and the preliminary estimated fair values of our previously-held noncontrolling interests on the acquisition date of approximately $236.8 million and approximately $278.2 million, respectively. During the second quarter of 2014, we identified certain measurement period adjustments that impacted the provisional accounting, which increased the fair value of our previously-held noncontrolling interests on the acquisition date by $0.6 million, resulting in a reduction of $0.6 million to additional paid-in-capital.

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

Other than for two investments, no illiquidity adjustments to the equity interests or noncontrolling interests were deemed necessary as the investments were generally held with affiliates and did not allow for unilateral sale or financing by any of the affiliated parties. With respect to the two investments, a discount of 5% was applied in deriving the value of such interest, reflecting the terms of the third-party jointly-owned investments in which the real estate interest is held. The discount and/or capitalization rates utilized in the appraisals also reflect the illiquidity of real estate assets. Lastly, there were no control premiums contemplated as the investments were in individual, or a portfolio of, underlying real estate and debt, as opposed to a business operation.

W. P. Carey 6/30/2014 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Pro Forma Financial Information (Unaudited)

The following unaudited consolidated pro forma financial information has been presented as if the CPA®:16 Merger had occurred on January 1, 2013 for the three and six months ended June 30, 2014 and 2013. The pro forma financial information is not necessarily indicative of what the actual results would have been had the CPA®:16 Merger occurred on that date, nor does it purport to represent the results of operations for future periods.

(in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Pro forma total revenues	$252,907	$185,568	$487,032	$362,085

Pro forma net income from continuing operations, net of tax	$40,469	$41,225	$78,409	$113,700
Pro forma net income attributable to noncontrolling interests	(2,344)	(1,807)	(2,916)	(2,536)
Pro forma net loss (income) attributable to redeemable noncontrolling interest	111	(349)	(151)	1,602
Pro forma net income from continuing operations, net of tax attributable to W. P. Carey	$38,236	$39,069	$75,342	$112,766

Pro forma earnings per share: (a)
Basic	$0.38	$0.39	$0.75	$1.13
Diluted	$0.38	$0.39	$0.75	$1.12

Pro forma weighted-average shares: (b)
Basic	100,236,362	99,136,649	99,976,714	99,505,986
Diluted	100,995,225	100,223,780	100,875,283	100,600,727
___________

(a)
The pro forma income attributable to W. P. Carey for the six months ended June 30, 2013 reflects the following income and expenses recognized related to the CPA®:16 Merger as if the CPA®:16 Merger had taken place on January 1, 2013: (i) combined merger expenses through June 30, 2014; (ii) an aggregate gain on change in control of interests of $104.6 million; and (iii) an income tax expense of $4.8 million due to a permanent difference from the recognition of deferred revenue as a result of the accelerated vesting of shares previously issued by CPA®:16 – Global for asset management and performance fees and the payment of deferred acquisition fees in connection with the CPA®:16 Merger.

(b)
The pro forma weighted average shares outstanding for the three and six months ended June 30, 2014 and 2013 were determined as if the 30,729,878 shares of our common stock issued to CPA®:16 – Global stockholders in the CPA®:16 Merger were issued on January 1, 2013.

W. P. Carey 6/30/2014 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Agreements and Transactions with Related Parties

Advisory Agreements with the Managed REITs

We have advisory agreements with each of the Managed REITs, pursuant to which we earn fees and are entitled to receive cash distributions. The following tables present a summary of revenue earned and/or cash received from the Managed REITs for the periods indicated, included in the consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Reimbursable costs from affiliates	$41,925	$15,467	$81,657	$27,435
Structuring revenue	17,254	6,422	35,005	12,764
Distributions of Available Cash	5,235	8,677	15,681	16,568
Asset management revenue (a)	9,022	10,331	18,776	20,324
Dealer manager fees	7,949	2,320	14,626	3,542
Deferred revenue earned	—	2,123	786	4,246
Interest income on deferred acquisition fees and loans to affiliates	163	224	337	479
	$81,548	$45,564	$166,868	$85,358

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
CPA®:16 – Global (b)	$—	$12,128	$7,999	$26,070
CPA®:17 – Global (c)	16,645	14,617	32,472	29,609
CPA®:18 – Global (c)	42,654	—	98,831	—
CWI (c)	22,249	18,819	27,566	29,679
	$81,548	$45,564	$166,868	$85,358
___________

(a)	Excludes amounts received from third parties.

(b)
Upon completion of the CPA®:16 Merger on January 31, 2014, the advisory agreement with CPA®:16 – Global terminated. Pursuant to the terms of the merger agreement, the incentive or termination fee that we would have been entitled to receive from CPA®:16 – Global pursuant to the terms of their advisory agreement was waived upon the completion of the CPA®:16 Merger. The amount shown for the six months ended June 30, 2014 reflects transactions through January 31, 2014.

(c)	The current form of the advisory agreement is scheduled to expire on September 30, 2014, unless renewed pursuant to its terms.

The following table presents a summary of amounts Due from affiliates (in thousands):

	June 30, 2014	December 31, 2013
Deferred acquisition fees receivable	$18,515	$19,684
Note receivable from CWI, including interest thereon	11,002	—
Accounts receivable	3,623	3,716
Current acquisition fees receivable	3,242	4,149
Organization and offering costs	1,926	2,700
Reimbursable costs	1,208	334
Asset management fee receivable	—	1,451
	$39,516	$32,034

Asset Management Revenue

We earn asset management revenue from each Managed REIT, which is based on average invested assets and is calculated according to the respective advisory agreement. For CPA®:16 – Global, prior to the CPA®:16 Merger, we earned asset management revenue of 0.5% of average invested assets. For CPA®:17 – Global and CPA®:18 – Global, we earn asset

W. P. Carey 6/30/2014 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

management revenue ranging from 0.5% to 1.75% and 0.5% to 1.5%, respectively, depending on the type of investment and based on the average market value or average equity value, as applicable. For CWI, we earn asset management revenue of 0.5% of the average market value of lodging-related investments.

Under the terms of the advisory agreements, we may elect to receive cash or shares of stock for asset management revenue due from each Managed REIT. In 2014 and 2013, we elected to receive all asset management revenue from CPA®:17 – Global, CPA®:18 – Global and CWI in their respective shares. For 2013, we elected to receive asset management revenue from CPA®:16 – Global in its shares until we agreed to receive those fees in cash commencing August 1, 2013 at the request of a Special Committee of the Board of Directors of CPA®:16 – Global.

Structuring Revenue

Under the terms of the advisory agreements, we earn revenue in connection with structuring and negotiating investments and related financing for the Managed REITs, which we call acquisition revenue. We may receive acquisition revenue of 4.5% of the total aggregate cost of long-term net lease investments made by each CPA® REIT. A portion of this revenue (generally 2.5%) is paid when the transaction is completed, while the remainder (generally 2%) is paid in annual installments over three years, provided the relevant CPA® REIT meets its performance criterion. For certain types of non-long term net lease investments acquired on behalf of CPA®:17 – Global, initial acquisition revenue may range from 0% to 1.75% of the equity invested plus the related acquisition revenue, with no deferred acquisition revenue being earned. For CWI, we earn initial acquisition revenue of 2.5% of the total investment cost of the properties acquired and loans originated by CWI not to exceed 6% of the aggregate contract purchase price of all investments and loans, with no deferred acquisition revenue being earned. For CWI, we may also be entitled to fees for structuring loan refinancing transactions of up to 1% of the principal amount. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue.

Unpaid transaction fees, including accrued interest, are included in Due from affiliates in the consolidated financial statements. Unpaid transaction fees bear interest at annual rates ranging from 2% to 5%.

Reimbursable Costs from Affiliates and Dealer Manager Fees

The Managed REITs reimburse us for certain costs we incur on their behalf, primarily broker-dealer commissions, marketing costs, an annual distribution and shareholder servicing fee, or Shareholder Servicing Fee, and certain personnel and overhead costs. Since October 1, 2012, personnel and overhead costs have been charged to the CPA® REITs based on the trailing 12-month reported revenues of the CPA® REITs, CWI and us. We began to allocate personnel and overhead costs to CWI on January 1, 2014 based on the time incurred by our personnel. For 2014, we agreed to receive personnel cost reimbursements from CWI in shares of its common stock.

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

For CPA®:18 – Global’s initial public offering, we receive selling commissions, depending on the class of common stock sold, of $0.70 or $0.14 per share sold, and a dealer manager fee of $0.30 or $0.21 per share sold, for its class A common stock and class C common stock, respectively. CPA®:18 – Global completed sales of its class A common stock during July 2014. We also receive a Shareholder Servicing Fee paid in connection with investor purchases of shares of class C common stock. The amount of the Shareholder Servicing Fee is 1% of the purchase price per share (or, once reported, the amount of the estimated NAV per share) for the shares of class C common stock sold in the offering. The Shareholder Servicing Fee is accrued daily and is payable quarterly in arrears. CPA®:18 – Global will cease paying the Shareholder Servicing Fee on the date at which, in the aggregate, underwriting compensation from all sources, including the Shareholder Servicing Fee, any organizational and offering fee paid for underwriting, and underwriting compensation paid by us, equals 10% of the gross proceeds from the initial public offering.

We re-allow all of the selling commissions and may re-allow a portion of the dealer manager fees to selected dealers in the offerings for CWI and CPA®:18 – Global. Dealer manager fees that are not re-allowed are classified as Dealer manager fees in the consolidated financial statements.

Pursuant to its advisory agreement, CWI is obligated to reimburse us for all organization costs and a portion of offering costs incurred in connection with its initial and follow-on public offerings up to a maximum amount (excluding selling commissions

W. P. Carey 6/30/2014 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

and the dealer manager fee) of 2% and 4%, respectively, of the gross proceeds of its offering and distribution reinvestment plan. Through June 30, 2014, we incurred organization and offering costs on behalf of CWI of approximately $11.8 million, which CWI is obligated to reimburse us, and $11.1 million had been reimbursed as of June 30, 2014.

Pursuant to its advisory agreement, CPA®:18 – Global is obligated to reimburse us for all organization costs and a portion of offering costs incurred in connection with its initial public offering. CPA®:18 – Global is obligated to reimburse us up to 1.5% of the gross proceeds within 60 days after the end of the quarter in which the offering terminates. Through June 30, 2014, we incurred organization and offering costs on behalf of CPA®:18 – Global of approximately $7.1 million, and based on current fundraising projections, the entire amount is expected to be reimbursed by CPA®:18 – Global. As of June 30, 2014, $6.4 million had been reimbursed.

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

Other Transactions with Affiliates

Transactions with the Estate of Wm. Polk Carey

On March 28, 2013, we received an irrevocable notice from the Estate of Wm. Polk Carey, our chairman and founder who passed away on January 2, 2012, to exercise its final sale option under a Share Purchase Agreement that we entered into in July 2012. On April 4, 2013, we repurchased 616,971 shares of our common stock for $40.0 million from the Estate at a price of $64.83 per share at which time it was recorded as Treasury stock on our consolidated balance sheet.

The following table presents a reconciliation of our Redeemable securities – related party (in thousands):

	Six Months Ended June 30,
	2014	2013
Beginning balance	$—	$40,000
Redemption of securities	—	(40,000)
Ending balance	$—	$—

Loans to Managed REITs

During 2013, our board of directors approved unsecured loans from us to CWI and CPA®:18 – Global of up to $50.0 million and up to $100.0 million, respectively, each at a rate equal to the rate at which we are able to borrow funds under our senior credit facility (Note 11), for the purpose of facilitating acquisitions approved by their respective investment committees, that they would not otherwise have sufficient available funds to complete, with any loans to be made solely at our Management’s discretion. On June 25, 2014, in order to facilitate an acquisition by CWI, we made an $11.0 million loan to CWI, with an annual interest rate of LIBOR plus 1.1% and a scheduled maturity date of June 30, 2015. The loan, including accrued interest, was repaid in full prior to maturity on July 22, 2014.

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

W. P. Carey 6/30/2014 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

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

Note 5. Net Investments in Properties

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, and real estate under construction, is summarized as follows (in thousands):

	June 30, 2014	December 31, 2013
Land	$1,107,594	$534,697
Buildings	3,375,775	1,972,107
Real estate under construction	14,630	9,521
Less: Accumulated depreciation	(214,543)	(168,076)
	$4,283,456	$2,348,249

As discussed in Note 3, we acquired 225 properties subject to existing operating leases in the CPA®:16 Merger, which increased the carrying value of our real estate by $2.0 billion during the six months ended June 30, 2014. In connection with restructuring two leases, we reclassified properties with an aggregate carrying value of $7.0 million from Net investments in direct financing leases to Real estate during the six months ended June 30, 2014 (Note 6).

Acquisitions of Real Estate

During the six months ended June 30, 2014, we entered into the following investments, which were deemed to be business combinations because we assumed the existing leases on the properties, at a total cost of $89.1 million, including land of $13.3 million, building of $60.3 million and net lease intangibles of $15.5 million (Note 8):

•	an investment of $41.9 million for an office building in Chandler, Arizona on March 26, 2014; and

•	an investment of $47.2 million for a warehouse/distribution facility in University Park, Illinois on May 15, 2014.

In connection with these transactions, we expensed acquisition-related costs of $0.2 million, which are included in Merger and acquisition costs in the consolidated financial statements.

Operating Real Estate

Operating real estate, which consists of our investments in two hotels acquired in the CPA®:16 Merger and two self-storage properties, at cost, is summarized as follows (in thousands):

	June 30, 2014	December 31, 2013
Land	$7,027	$1,097
Buildings	77,517	4,927
Less: Accumulated depreciation	(2,612)	(882)
	$81,932	$5,142

W. P. Carey 6/30/2014 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

Assets Held for Sale

Below is a summary of our properties held for sale (in thousands):

	June 30, 2014	December 31, 2013
Real estate, net	$—	$62,466
Above-market rent intangible assets, net	—	13,872
In-place lease intangible assets, net	—	12,293
Below-market rent and other intangible liabilities, net	—	(1,808)
Assets held for sale	$—	$86,823

At December 31, 2013, we had nine properties classified as Assets held for sale, all of which were sold during the six months ended June 30, 2014. In connection with the CPA®:16 Merger in January 2014, we acquired ten properties that were classified as Assets held for sale with a total fair value of $133.4 million, all of which were sold during the six months ended June 30, 2014. The results of operations for these properties are reflected in the consolidated financial statements as discontinued operations (Note 15).

During the six months ended June 30, 2014, we reclassified one property with a carrying value of $1.3 million to Assets held for sale, which was then subsequently sold. The results of operations for this property are included within continuing operations in the consolidated financial statements.

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

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	June 30, 2014	December 31, 2013
Minimum lease payments receivable	$1,018,305	$466,182
Unguaranteed residual value	881,192	363,903
	1,899,497	830,085
Less: unearned income	(1,019,497)	(466,665)
	$880,000	$363,420

Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $21.4 million and $9.4 million for the three months ended June 30, 2014 and 2013, respectively, and $38.6 million and $18.8 million for the six months ended June 30, 2014 and 2013, respectively. In connection with the CPA®:16 Merger in January 2014, we acquired 98 properties subject to direct financing leases with a total fair value of $538.2 million (Note 3), of which one was sold during three months ended June 30, 2014 (Note 15). During the six months ended June 30, 2014, we reclassified properties with a carrying value of $7.0 million from Net investments in direct financing leases to Real estate (Note 5), in connection with the restructuring of the underlying leases. At June 30, 2014 and December 31, 2013, Other assets, net included $2.3 million and $0.1 million, respectively, of accounts receivable related to amounts billed under these direct financing leases.

W. P. Carey 6/30/2014 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

Notes Receivable

At June 30, 2014, our notes receivable, which were included in Other assets, net on the consolidated financial statements, consisted of the following:

•	A note we acquired in the CPA®:16 Merger with a carrying value of $11.1 million, representing the expected future payments under a sales type lease; and

•	A B-note we acquired in the CPA®:16 Merger with a carrying value of $9.9 million. This note has a fixed annual interest rate of 6.3% and a maturity date of February 11, 2015.

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

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. At both June 30, 2014 and December 31, 2013, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. There were no modifications of finance receivables during the six months ended June 30, 2014 or the year ended December 31, 2013. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the second quarter of 2014. We believe the credit quality of our deferred acquisition fees receivable falls under category one, as the CPA® REITs are expected to have the available cash to make such payments.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants		Net Investments in Direct Financing Leases at
Internal Credit Quality Indicator	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
1	4	3	$86,064	$42,812
2	3	3	27,630	27,869
3	21	8	622,001	284,968
4	7	1	144,305	7,771
5	—	—	—	—
			$880,000	$363,420

A summary of our notes receivable by internal credit quality rating is as follows (dollars in thousands):

	Number of Obligors at		Notes Receivable at
Internal Credit Quality Indicator	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
1	—	—	$—	$—
2	1	—	9,929	—
3	1	—	11,074	—
4	—	—	—	—
5	—	—	—	—
			$21,003	$—

W. P. Carey 6/30/2014 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

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

The following table presents net income from equity investments in real estate and the Managed REITs, which represents our proportionate share of the income or losses of these investments as well as certain adjustments related to other-than-temporary impairment charges and amortization of basis differences related to purchase accounting adjustments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Proportionate share of earnings from equity investments in the Managed REITs	$769	$2,717	$1,549	$3,544
Amortization of basis differences on equity investments in the Managed REITs	(118)	(1,655)	(508)	(2,460)
Other-than-temporary impairment charges on the Special Member Interest in CPA®:16 – Global’s operating partnership	—	(2,844)	(735)	(5,528)
Distributions of Available Cash (Note 4)	5,235	8,677	15,681	16,568
Deferred revenue earned (Note 4)	—	2,123	786	4,246
Total equity earnings from the Managed REITs	5,886	9,018	16,773	16,370
Equity earnings from other equity investments	3,662	25,076	7,618	29,932
Amortization of basis differences on other equity investments	(96)	(1,553)	(677)	(3,105)
Net income from equity investments in real estate and the Managed REITs	$9,452	$32,541	$23,714	$43,197

Managed REITs

We own interests in the Managed REITs and account for these interests under the equity method because, as their advisor and through our ownership of their common stock, we do not exert control over, but we do have the ability to exercise significant influence on, the Managed REITs.

The following table sets forth certain information about our investments in the Managed REITs (dollars in thousands):

	% of Outstanding Shares Owned at		Carrying Amount of Investment at
Fund	June 30, 2014	December 31, 2013	June 30, 2014 (a) (b)	December 31, 2013 (b)
CPA®:16 – Global (c)	100.000%	18.533%	$—	$282,520
CPA®:16 – Global operating partnership (d)	100.000%	0.015%	—	813
CPA®:17 – Global (e)	2.295%	1.910%	69,485	57,753
CPA®:17 – Global operating partnership (f)	0.009%	0.009%	—	—
CPA®:18 – Global	0.101%	0.127%	1,226	320
CPA®:18 – Global operating partnership (g)	0.034%	0.034%	209	209
CWI	0.918%	0.538%	6,953	3,369
CWI operating partnership (h)	0.015%	0.015%	—	—
			$77,873	$344,984
___________

(a)
Includes asset management fees receivable, for which 240,372 shares, 21,554 class A shares and 59,469 shares of CPA®:17 – Global, CPA®:18 – Global and CWI, respectively, were issued during the third quarter of 2014.

(b)	At June 30, 2014 and December 31, 2013, the aggregate unamortized basis differences on our equity investments in the Management REITs were $15.1 million and $80.5 million, respectively.

(c)
On January 31, 2014, we acquired all the remaining interests in CPA®:16 – Global, which merged into one of our subsidiaries with our subsidiary as the surviving entity, in the CPA®:16 Merger (Note 3). We received distributions of $6.4 million and $12.5 million from this affiliate during January 2014 and the six months ended June 30, 2013, respectively.

W. P. Carey 6/30/2014 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

(d)
During January 2014 and the six months ended June 30, 2013, we recognized other-than-temporary impairment charges of $0.7 million and $5.5 million, respectively, on this investment to reduce the carrying value of our interest in the investment to its estimated fair value (Note 9). In addition, we received distributions of $4.8 million and $7.4 million from this investment during January 2014 and the six months ended June 30, 2013, respectively. On January 31, 2014, we acquired the remaining interests in CPA®:16 – Global’s operating partnership and now consolidate this entity.

(e)	We received distributions of $2.1 million and $1.3 million from this affiliate during the six months ended June 30, 2014 and 2013, respectively.

(f)	We received distributions of $9.3 million and $9.1 million from this affiliate during the six months ended June 30, 2014, and 2013, respectively.

(g)	We received distributions of $0.6 million from this affiliate, which commenced operations in May 2013, during the six months ended June 30, 2014.

(h)	We received distributions of $1.1 million from this affiliate during the six months ended June 30, 2014.

The following tables present estimated combined summarized financial information for the Managed REITs. Certain prior year amounts have been retrospectively adjusted to reflect the impact of discontinued operations. Amounts provided are expected total amounts attributable to the Managed REITs and do not represent our proportionate share (in thousands):

	June 30, 2014	December 31, 2013
Real estate, net	$5,433,063	$7,218,177
Other assets	2,129,614	2,128,862
Total assets	7,562,677	9,347,039
Debt	(3,128,688)	(4,237,044)
Accounts payable, accrued expenses and other liabilities	(451,457)	(571,097)
Total liabilities	(3,580,145)	(4,808,141)
Noncontrolling interests	(163,943)	(192,492)
Stockholders’ equity	$3,818,589	$4,346,406

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$224,594	$191,171	$365,819	$369,003
Expenses	(196,673)	(180,018)	(331,155)	(340,649)
Income from continuing operations	$27,921	$11,153	$34,664	$28,354
Net income attributable to the Managed REITs (a) (b)	$40,469	$16,099	$47,211	$26,721
 ___________

(a)
Inclusive of impairment charges recognized by the Managed REITs totaling $12.4 million and $21.7 million during the three and six months ended June 30, 2013, respectively. These impairment charges reduced our income earned from these investments by approximately $2.3 million and $4.0 million during the three and six months ended June 30, 2013, respectively. There were no such impairment charges recognized by the Managed REITs during the three and six months ended June 30, 2014.

(b)
Amounts included net losses on sale of real estate recorded by the Managed REITs totaling $12.5 million for each of the three and six months ended June 30, 2014, respectively, and $16.7 million and $14.0 million during the three and six months ended June 30, 2013, respectively.

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

W. P. Carey 6/30/2014 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth our ownership interests in our equity investments in real estate, excluding the Managed REITs, and their respective carrying values (dollars in thousands):

		Ownership Interest at	Carrying Value at
Lessee	Co-owner(s)	June 30, 2014	June 30, 2014	December 31, 2013
Same Store Equity Investments (a) (b):
C1000 Logistiek Vastgoed B.V. (c)	CPA®:17 – Global	15%	$13,782	$13,673
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH	CPA®:17 – Global	33%	7,584	7,267
Wanbishi Archives Co. Ltd.	CPA®:17 – Global	3%	389	395
			21,755	21,335
Equity Investments Consolidated After the CPA®:16 Merger (d):
Schuler A.G. (a)	CPA®:16 – Global	100%	—	65,798
Hellweg Die Profi-Baumärkte GmbH & Co. KG (Hellweg 2) (a) (e)	CPA®:16 – Global/ CPA®:17 – Global	63%	—	27,923
Advanced Micro Devices	CPA®:16 – Global	100%	—	22,392
The Upper Deck Company	CPA®:16 – Global	100%	—	7,518
Del Monte Corporation	CPA®:16 – Global	100%	—	7,145
Builders FirstSource, Inc.	CPA®:16 – Global	100%	—	4,968
PetSmart, Inc.	CPA®:16 – Global	100%	—	3,877
Consolidated Systems, Inc.	CPA®:16 – Global	100%	—	3,176
SaarOTEC (a)	CPA®:16 – Global	100%	—	(639)
			—	142,158
Equity Investments Acquired in the CPA®:16 Merger
The New York Times Company (f)	CPA®:16 – Global/ CPA®:17 – Global	45%	74,240	21,543
Frontier Spinning Mills, Inc.	CPA®:17 – Global	40%	15,545	—
Actebis Peacock GmbH (a)	CPA®:17 – Global	30%	6,707	—
			96,492	21,543
Recently Acquired Equity Investment
Beach House JV, LLC (g)	Third Party	N/A(g)	15,105	—
			$133,352	$185,036
___________

(a)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the foreign currency.

(b)	Represents equity investments we acquired prior to January 1, 2013.

(c)
This investment represents a tenancy-in-common interest, whereby the property is encumbered by the debt for which we are jointly and severally liable. For this investment, the co-obligor is CPA®:17 – Global and the amount due under the arrangement was approximately $93.8 million at June 30, 2014. Of this amount, $14.1 million represents the amount we agreed to pay and is included within the carrying value of the investment at June 30, 2014.

(d)
We acquired the remaining interests in these investments from CPA®:16 – Global in the CPA®:16 Merger. Subsequent to the CPA®:16 Merger, we consolidate these wholly-owned or majority-owned investments (Note 3).

(e)	We acquired an additional 25% interest in this investment in the CPA®:16 Merger. The remaining interest in this investment is owned by CPA®:17 – Global.

(f)	We acquired an additional 27% interest in this investment in the CPA®:16 Merger. The remaining interest in this investment is owned by CPA®:17 – Global.

(g)
During the six months ended June 30, 2014, we received a preferred equity position in Beach House JV, LLC, as part of the sale of the Soho House investment. The preferred equity interest, which is redeemable on March 13, 2019, has an annual interest rate of 8.5%. The rights under these preferred units allow us to have significant influence over the entity. Accordingly, we account for this investment using the equity method of accounting. We own 100 redeemable preferred units and zero common units of Beach House JV LLC.

W. P. Carey 6/30/2014 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

We received aggregate distributions of $5.5 million and $6.9 million from our other unconsolidated real estate investments for the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014 and December 31, 2013, the aggregate unamortized basis differences on our unconsolidated real estate investments were $5.8 million and $16.6 million, respectively.

Note 8. Goodwill and Other Intangibles

In connection with our acquisitions of properties, we have recorded net lease intangibles that are being amortized over periods ranging from one year to 40 years. In addition, we have several ground lease intangibles that are being amortized over periods up to 134 years. In-place lease and above-market rent are included in In-place lease intangible assets, net and Above-market rent intangible assets, net, respectively, in the consolidated financial statements. Tenant relationship, below-market ground lease (as lessee), trade name, management contracts and software license intangibles are included in Other assets, net in the consolidated financial statements. Below-market rent, above-market ground lease (as lessee), and below-market purchase option intangibles are included in Below-market rent and other intangible liabilities, net in the consolidated financial statements.

In connection with our investment activity during the six months ended June 30, 2014, including primarily the properties we acquired through the CPA®:16 Merger, we recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
In-place lease	12.0	$571,680
Above-market rent	12.3	395,824
Below-market ground lease	62.7	14,397
		$981,901

Amortizable Intangible Liabilities
Below-market rent	17.9	$(53,274)
Above-market ground lease	31.5	(6,712)
		$(59,986)

In connection with the CPA®:16 Merger, we recorded preliminary goodwill of $349.0 million as a result of the Merger Consideration exceeding the fair value of the assets acquired and liabilities assumed (Note 3). During the second quarter of 2014, we identified certain measurement period adjustments that impacted the provisional accounting, which decreased the total fair value of our equity interest in CPA®:16 – Global and noncontrolling interests acquired by $0.1 million. The goodwill was attributed to our Real Estate Ownership reporting unit as it relates to the real estate assets we acquired in the CPA®:16 Merger. The following table presents a reconciliation of our goodwill (in thousands):

	Real Estate Ownership	Investment Management	Total
Balance at January 1, 2014	$286,601	$63,607	$350,208
Acquisition of CPA®:16 – Global	343,960	—	343,960
Adjustments to foreign deferred taxes acquired in business combinations	7,212	—	7,212
Allocation of goodwill to the cost basis of properties sold or classified as held-for-sale	(2,743)	—	(2,743)
Foreign currency translation adjustments	254	—	254
Balance at June 30, 2014	$635,284	$63,607	$698,891

W. P. Carey 6/30/2014 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Management contracts	$32,765	$(32,765)	$—	$32,765	$(32,395)	$370
Internal-use software development costs	9,223	—	9,223	3,255	—	3,255
	41,988	(32,765)	9,223	36,020	(32,395)	3,625
Lease Intangibles:
In-place lease	1,108,719	(142,313)	966,406	551,737	(84,610)	467,127
Above-market rent	655,744	(85,246)	570,498	292,132	(50,157)	241,975
Below-market ground lease	19,225	(234)	18,991	4,386	(22)	4,364
Tenant relationship	6,245	(1,739)	4,506	6,247	(1,656)	4,591
	1,789,933	(229,532)	1,560,401	854,502	(136,445)	718,057
Unamortizable Goodwill and Indefinite-Lived Intangible Assets
Goodwill	698,891	—	698,891	350,208	—	350,208
Trade name	3,975	—	3,975	3,975	—	3,975
	702,866	—	702,866	354,183	—	354,183
Total intangible assets	$2,534,787	$(262,297)	$2,272,490	$1,244,705	$(168,840)	$1,075,865

Amortizable Intangible Liabilities
Below-market rent	$(168,723)	$17,861	$(150,862)	$(116,939)	$11,832	$(105,107)
Above-market ground lease	(13,616)	825	(12,791)	(6,896)	512	(6,384)
	(182,339)	18,686	(163,653)	(123,835)	12,344	(111,491)
Unamortizable Intangible Liabilities
Below-market purchase option	(16,711)	—	(16,711)	(16,711)	—	(16,711)
Total intangible liabilities	$(199,050)	$18,686	$(180,364)	$(140,546)	$12,344	$(128,202)

Internal-use software has not yet been placed into service, and accordingly is not yet being amortized.

Net amortization of intangibles, including the effect of foreign currency translation, was $49.6 million and $21.3 million for the three months ended June 30, 2014 and 2013, respectively, and $89.4 million and $42.3 million for the six months ended June 30, 2014 and 2013, respectively. Amortization of below-market rent and above-market rent is recorded as an adjustment to Lease revenues; amortization of management contracts, in-place lease and tenant relationship intangibles is included in Depreciation and amortization; and amortization of above-market ground lease and below-market ground lease is included in Property expenses.

Based on the intangible assets and liabilities recorded at June 30, 2014, scheduled annual net amortization of intangibles for the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter is as follows (in thousands):

Years Ending December 31,	Net Decrease in Lease Revenues	Increase to Amortization/ Property Expenses	Net
2014 (remainder)	$29,035	$62,735	$91,770
2015	55,989	125,920	181,909
2016	54,320	105,983	160,303
2017	50,549	101,951	152,500
2018	47,686	98,909	146,595
Thereafter	182,014	490,880	672,894
Total	$419,593	$986,378	$1,405,971

W. P. Carey 6/30/2014 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

Note 9. Fair Value Measurements

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

Derivative Assets — Our derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of interest rate caps, interest rate swaps and stock warrants (Note 10). The interest rate caps and interest rate swaps were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. The stock warrants were measured at fair value using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3 because these assets are not traded in an active market.

Derivative Liabilities — Our derivative liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, are comprised of interest rate swaps and foreign currency forward contracts (Note 10). These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates. These derivative instruments were classified as Level 2 because they are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

Redeemable Noncontrolling Interest — We account for the noncontrolling interest in W. P. Carey International, LLC, or WPCI, held by a third party as a redeemable noncontrolling interest (Note 13). We determined the valuation of the redeemable noncontrolling interest using widely accepted valuation techniques, including expected discounted cash flows of the investment as well as the income capitalization approach, which considers prevailing market capitalization rates. We classified this liability as Level 3. At June 30, 2014, unobservable inputs for WPCI include a discount for lack of marketability, a discount rate and earnings before interest, taxes, depreciation and amortization multiples with weighted-average ranges of 20% - 30%, 22% - 26% and 3x - 5x, respectively. Significant increases or decreases in any one of these inputs in isolation would result in significant changes in the fair value measurement.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during either the six months ended June 30, 2014 or 2013. In connection with the CPA®:16 Merger, we acquired stock warrants, which had previously been granted by Hellweg 2 to CPA®:16 – Global, and which were classified as Level 3 at June 30, 2014 (Note 10).

W. P. Carey 6/30/2014 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		June 30, 2014		December 31, 2013
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt (a)	3	$2,823,415	$2,840,230	$1,492,410	$1,477,497
Senior unsecured notes (b)	2	498,255	498,255	—	—
Senior unsecured credit facility (a) (c)	3	476,700	476,700	275,000	275,000
Notes receivable (a) (d)	3	21,003	21,338	—	—
Deferred acquisition fees receivable (e)	3	18,515	19,665	19,684	20,733
Note receivable from CWI (f)	3	11,000	11,000	—	—
Unsecured term loan (a) (c)	3	—	—	300,000	300,000
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

(b)	We determined the estimated fair value of our senior unsecured notes using quoted market prices in an open market with limited trading volume (Note 11).

(c)	As described in Note 11, the Prior Senior Credit Facility and the Unsecured Term Loan were repaid and terminated in January 2014.

(d)	We acquired these notes in the CPA®:16 Merger (Note 6).

(e)
We determined the estimated fair value of our deferred acquisition fees receivable based on an estimate of discounted cash flows using two significant unobservable inputs, which are the leverage adjusted unsecured spread and an illiquidity adjustment with a weighted-average range of 109 - 355 basis points and 50 - 100 basis points, respectively at June 30, 2014. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

(f)
In order to facilitate an acquisition by CWI, we made an $11.0 million loan to CWI on June 25, 2014. The loan, including accrued interest, was repaid in full prior to maturity on July 22, 2014 (Note 4).

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both June 30, 2014 and December 31, 2013.

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

W. P. Carey 6/30/2014 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)

The following table presents information about our other assets that were measured on a fair value basis (in thousands):

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges from Continuing Operations:
Real estate	$5,200	$2,066	$—	$—
Equity investments in real estate	—	—	11,140	2,844
		2,066		2,844
Impairment Charges from Discontinued Operations:
Real estate	—	—	6,908	1,279
Operating real estate	—	—	—	—
		—		1,279
		$2,066		$4,123

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges from Continuing Operations:
Real estate	$5,200	$2,066	$—	$—
Equity investments in real estate	—	735	11,140	5,528
		2,801		5,528
Impairment Charges from Discontinued Operations:
Real estate	—	—	6,908	3,487
Operating real estate	—	—	3,709	1,071
		—		4,558
		$2,801		$10,086

Significant impairment charges, and their related triggering events and fair value measurements, recognized during the three and six months ended June 30, 2014 and 2013 were as follows:

Real Estate

During the three and six months ended June 30, 2014, we recognized an impairment charge of $2.1 million on a property in order to reduce the carrying value of the property to its estimated fair value, which approximated its estimated selling price.

Equity Investments in Real Estate

During the six months ended June 30, 2014 and 2013, we recognized other-than-temporary impairment charges of $0.7 million and $5.5 million, respectively, on the Special Member Interest in CPA®:16 – Global’s operating partnership to reduce its carrying value to its estimated fair value, which had declined. The fair value was obtained by estimating discounted cash flows using two significant unobservable inputs, which are the discount rate and the estimated general and administrative costs as a percentage of assets under management with a weighted-average range of 12.75% - 15.75% and 35 - 45 basis points, respectively.

Properties Sold

During the six months ended June 30, 2013, we recognized impairment charges on properties sold, including one of our hotels, totaling $4.6 million, to reduce the carrying values of the properties to their estimated selling prices less costs to sell. These impairment charges, which are included in discontinued operations, were the result of reducing these properties’ carrying values to their estimated fair values (Note 15), which approximated their estimated selling prices, in connection with anticipated sales. The fair value measurement related to these impairment charges was determined in part by third-party sources, subject to our corroboration for reasonableness.

W. P. Carey 6/30/2014 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are three main components of economic risk that impact us: interest rate risk, credit risk, and market risk. We are primarily subject to interest rate risk on our interest-bearing liabilities, including our senior credit facility (Note 11), at June 30, 2014. Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, as well as changes in the value of our other securities and the shares we hold in the Managed REITs due to changes in interest rates or other market factors. In addition, we own investments in the European Union and Asia and are subject to the risks associated with changing foreign currency exchange rates.

Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates and foreign currency exchange rate movements. We have not entered, and do not plan to enter into, financial instruments for trading or speculative purposes. The primary risks related to our use of derivative instruments include default by a counterparty to a hedging arrangement on its obligation and a downgrade in the credit quality of a counterparty to such an extent that our ability to sell or assign our side of the hedging transaction is impaired. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting, and monitoring of derivative financial instrument activities.

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive (loss) income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

The following table sets forth certain information regarding our derivative instruments (in thousands):

		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Interest rate caps	Other assets, net	$12	$2	$—	$—
Interest rate swaps	Other assets, net	806	1,618	—	—
Foreign currency forward contracts (a)	Accounts payable, accrued expenses and other liabilities	—	—	(12,506)	(7,083)
Interest rate swaps (a)	Accounts payable, accrued expenses and other liabilities	—	—	(5,894)	(2,734)
Derivatives Not Designated as Hedging Instruments
Stock warrants (b)	Other assets, net	3,485	2,160	—	—
Interest rate swaps (c)	Accounts payable, accrued expenses and other liabilities	—	—	(10,734)	(11,995)
Total derivatives		$4,303	$3,780	$(29,134)	$(21,812)

W. P. Carey 6/30/2014 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)

__________

(a)
In connection with the CPA®:16 Merger, we acquired interest rate cap and swaps, and foreign currency forward contracts, which were in a net liability position, had fair values of $2.5 million and $5.1 million, respectively, at June 30, 2014.

(b)
In connection with the CPA®:16 Merger, we acquired warrants from CPA®:16 – Global, which had previously been granted by Hellweg 2 to CPA®:16 – Global, that had a fair value of $1.3 million at June 30, 2014. These warrants give us participation rights to any distributions made by Hellweg 2 and entitle us to a cash distribution that equals a certain percentage of the liquidity event price of Hellweg 2, should a liquidity event occur.

(c)	These interest rate swaps do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the underlying variable-rate debt.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated balance sheets. At both June 30, 2014 and December 31, 2013, no cash collateral had been posted or received for any of our derivative positions.

The following tables present the impact of our derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive (Loss) Income on Derivatives (Effective Portion) (a)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2014	2013	2014	2013
Interest rate swaps	$(1,431)	$2,825	$(1,617)	$3,653
Interest rate caps	(4)	13	(21)	10
Foreign currency forward contracts	(451)	(1,070)	(3,115)	1,178
Total	$(1,886)	$1,768	$(4,753)	$4,841

	Amount of Gain (Loss) Reclassified from Other Comprehensive (Loss) Income into Income (Effective Portion) (b)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2014	2013	2014	2013
Interest rate swaps	$(634)	$441	$(1,335)	$875
Foreign currency forward contracts	(440)	23	(824)	(24)
Total	$(1,074)	$464	$(2,159)	$851

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Interest rate swaps	Interest expense	$507	$1,729	$985	$3,408
Stock warrants	Other income and (expenses)	(134)	—	(134)	280
Total		$373	$1,729	$851	$3,688
 __________

(a)
Excludes net gains recognized on unconsolidated jointly-owned investments of less than $0.1 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively, and less than $0.1 million and $0.4 million for the six months ended June 30, 2014 and 2013, respectively.

(b)
Excludes net gains recognized on unconsolidated jointly-owned investments of $0.2 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2014 and 2013, respectively.

See below for information on our purposes for entering into derivative instruments and for information on derivative instruments owned by unconsolidated investments, which are excluded from the tables above.

W. P. Carey 6/30/2014 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)

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

The interest rate swaps and caps that we had outstanding on our consolidated subsidiaries at June 30, 2014 are summarized as follows (currency in thousands):

	Number of Instruments	Notional Amount	Fair Value at June 30, 2014 (a)
Interest Rate Derivatives
Designated as Cash Flow Hedging Instruments
Interest rate swaps	14	$131,277	$(3,846)
Interest rate swaps	2	€8,276	(1,243)
Interest rate caps (b)	2	€109,907	12
Not Designated as Cash Flow Hedging Instruments
Interest rate swaps (c)	3	€108,695	(10,733)
			$(15,810)
__________

(a)	Fair value amounts are based on the exchange rate of the euro at June 30, 2014, as applicable.

(b)	The applicable interest rates of the related debt were 1.3% and 1.2%, which were below the strike prices of the caps of 3.0% and 2.0%, respectively, at June 30, 2014.

(c)	These interest rate swaps do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the underlying variable-rate debt.

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

The following table presents the foreign currency derivative contracts we had outstanding at June 30, 2014, which were designated as cash flow hedges (currency in thousands):

	Number of Instruments	Notional Amount	Fair Value at June 30, 2014 (a)
Foreign Currency Derivatives
Foreign currency forward contracts	76	€170,435	$(11,376)
Foreign currency forward contracts	18	£9,630	(1,130)
			$(12,506)
 __________

(a)	Fair value amounts are based on the applicable exchange rate of the foreign currency at June 30, 2014.

W. P. Carey 6/30/2014 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)

Other

Amounts reported in Other comprehensive (loss) income related to interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive (loss) income related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency proceeds from foreign operations are repatriated to the U.S. At June 30, 2014, we estimate that an additional $2.6 million and $1.6 million will be reclassified as interest expense and other income, respectively, during the next 12 months.

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of June 30, 2014. At June 30, 2014, our total credit exposure was $0.2 million and the maximum exposure to any single counterparty was $0.1 million.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At June 30, 2014, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $30.3 million at June 30, 2014, which included accrued interest and any adjustment for nonperformance risk. If we had breached any of these provisions at June 30, 2014, we could have been required to settle our obligations under these agreements at their aggregate termination value of $31.7 million.

W. P. Carey 6/30/2014 10-Q – 32

Notes to Consolidated Financial Statements (Unaudited)

Portfolio Concentration Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. As a result of the CPA®:16 Merger, our portfolio concentrations at June 30, 2014 changed significantly as compared to December 31, 2013. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our ABR as of June 30, 2014, in certain areas, as shown in the table below. The percentages in the table below represent our directly-owned real estate properties and do not include our share of equity investments.

June 30, 2014
Region:
Total U.S.	66%
Germany	12%
Other Europe	21%
Total Europe	33%
Other international	1%
Total international	34%
Total	100%

Asset Type:
Office	25%
Industrial	25%
Warehouse/Distribution	20%
Retail	16%
All other	14%
Total	100%

Tenant Industry:
Retail Stores	22%
Electronics	10%
All other	68%
Total	100%

Significant Tenants:
Hellweg Die Profi-Baumärkte GmbH & Co. KG	7%
Carrefour France SAS	5%
U-Haul Moving Partners Inc. and Mercury Partners, LP	5%
17%

There were no significant concentrations, individually or in the aggregate, related to our unconsolidated jointly-owned investments.

W. P. Carey 6/30/2014 10-Q – 33

Notes to Consolidated Financial Statements (Unaudited)

Note 11. Debt

Senior Unsecured Credit Facility

At December 31, 2013, we had a senior credit facility that provided for a $450.0 million unsecured revolving credit facility and a $175.0 million term loan facility, which we refer to collectively as the Prior Senior Credit Facility. On January 31, 2014, we entered into the Second Amended and Restated Credit Agreement in order to increase the maximum aggregate principal amount from $625.0 million to $1.25 billion, which we refer to as the Senior Unsecured Credit Facility, and on that date drew down $765.0 million to repay the Prior Senior Credit Facility, the Unsecured Term Loan discussed below and CPA®:16 – Global’s line of credit, which had an outstanding balance of $170.0 million on the same date, which was the date of the closing of the CPA®:16 Merger. Because we had obtained investment grade ratings in January 2014, all of the guarantors were released from their guarantees under the Senior Unsecured Credit Facility in February 2014. In addition, as a result of the investment grade ratings, certain provisions that restricted the amount we could draw under the Senior Unsecured Credit Facility were no longer applicable. In connection with entering into the Senior Unsecured Credit Facility and the simultaneous repayment of the outstanding balances of the facilities described above and the Unsecured Term Loan, we incurred financing costs totaling $7.9 million included in Other assets, net on the consolidated financial statements, which are being amortized to Interest expense over the remaining terms of the facilities, and recognized a loss on extinguishment of debt of $2.1 million included in Other income and (expenses) on the consolidated financial statements.

The Senior Unsecured Credit Facility is comprised of a $1.0 billion unsecured revolving credit facility, or the Revolver, and a $250.0 million term loan facility, or the Term Loan Facility. The Revolver matures in 2018 but may be extended by one year at our option, subject to the conditions provided in the Second Amended and Restated Credit Agreement. The Term Loan Facility matures in 2016 but we have two options to extend the maturity by another year. At our election, the principal amount available under the Senior Unsecured Credit Facility may be increased by up to an additional $500.0 million, and may be allocated as an increase to the Revolver and/or the Term Loan Facility, or if the Term Loan Facility has been terminated, an add-on term loan, in each case subject to the conditions to increase provided in the Second Amended and Restated Credit Agreement. The Senior Unsecured Credit Facility also permits (i) up to $500.0 million under the Revolver to be borrowed in certain currencies other than the U.S. dollar, (ii) swing line loans of up to $50.0 million under the Revolver, and (iii) the issuance of letters of credit under the Revolver in an aggregate amount not to exceed $50.0 million. The Senior Unsecured Credit Facility is being used for working capital needs, to refinance our existing indebtedness, for new investments and for other general corporate purposes.

Borrowings under the Senior Unsecured Credit Facility bear interest, at our election, at a rate equal to either: (i) the Eurocurrency Rate (as defined in the Second Amended and Restated Credit Agreement), or (ii) the Base Rate (as defined in the Second Amended and Restated Credit Agreement), in each case, plus the Applicable Rate (as defined in the Second Amended and Restated Credit Agreement). Since we obtained investment grade ratings as of January 31, 2014, for borrowings under the Revolver, the Applicable Rate on Eurocurrency Rate loans and letters of credit ranges from 0.925% to 1.70% and the Applicable Rate on Base Rate loans ranges from 0.00% to 0.70%. For borrowings under the Term Loan Facility, the Applicable Rate on Eurocurrency Rate loans and letters of credit ranges from 1.00% to 1.95% and the Applicable Rate on Base Rate loans ranges from 0.00% to 0.95%. Swing line loans under the Amended and Restated Credit Facility will bear interest at the Base Rate plus the Applicable Rate then in effect. In addition, we pay a quarterly facility fee ranging from 0.125% to 0.30% on the Revolver. At June 30, 2014, the outstanding balance under the Senior Unsecured Credit Facility was $476.7 million, including the $250.0 million drawn under the Term Loan Facility, $125.0 million borrowed under the Revolver in U.S. dollars and $101.7 million borrowed under the Revolver in euro. In addition, as of June 30, 2014, our lenders had issued letters of credit totaling $1.0 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under the Revolver. At June 30, 2014, our Revolver had an unused capacity of $773.3 million, excluding amounts reserved for outstanding letters of credit. Based on our credit rating of BBB/Baa2 during the six months ended June 30, 2014, we incurred interest at LIBOR plus 1.10% on the Revolver and LIBOR plus 1.25% on the Term Loan Facility. We also incurred a facility fee of 0.20% on the Revolver during the six months ended June 30, 2014.

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

We are required to ensure that the total Restricted Payments (as defined in the Second Amended and Restated Credit Agreement) in an aggregate amount in any fiscal year does not exceed the greater of (i) 95% of Adjusted Funds from Operations (as defined in the Second Amended and Restated Credit Agreement) and (ii) the amount of Restricted Payments

W. P. Carey 6/30/2014 10-Q – 34

Notes to Consolidated Financial Statements (Unaudited)

required in order for us to maintain our REIT status. Restricted Payments include quarterly dividends and the total amount of shares repurchased by us, if any, in excess of $100.0 million per year.

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

The Second Amended and Restated Credit Agreement stipulates several financial covenants that require us to maintain certain ratios and benchmarks at the end of each quarter as defined in the Second Amended and Restated Credit Agreement. We were in compliance with all of these covenants at June 30, 2014.

Senior Unsecured Notes

In March 2014, we issued $500.0 million in corporate bonds, or the Senior Unsecured Notes, at a price of 99.639% of par value or a $1.8 million discount with a yield to maturity of 4.645% in a registered public offering. These notes have a ten-year term and mature on April 1, 2024 with an annual interest rate of 4.60%. The interest is paid semi-annually on April 1 and October 1, starting on October 1, 2014. The Senior Unsecured Notes can be redeemed at par within three months of maturity, or we can call the notes at any time for the principal, accrued interest and a make-whole amount based upon a rate of the ten-year U.S. Treasury yield plus 30 basis points. The Senior Unsecured Notes were rated Baa2 by Moody’s Investors Services and BBB- by Standard and Poor’s Ratings Services. In connection with this transaction, we incurred financing costs totaling $4.2 million included in Other assets, net on the consolidated financial statements, that are being amortized to Interest expense over the term of the Senior Unsecured Notes. The proceeds from the issuance were used to pay down in part the then-outstanding balance under our Revolver.

Unsecured Term Loan

In July 2013, we entered into a credit agreement with the lenders of our Prior Senior Credit Facility for an unsecured term loan of up to $300.0 million, or the Unsecured Term Loan, which we drew down in full on that date. On January 31, 2014, the Unsecured Term Loan was repaid in full using a portion of the amounts drawn down under the Senior Unsecured Credit Facility on that date.

Non-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real estate properties with an aggregate carrying value of $3.7 billion and $1.9 billion at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, our mortgage notes payable bore interest at fixed annual rates ranging from 3.2% to 7.6% and variable contractual annual rates ranging from 1.2% to 7.6%, with maturity dates ranging from 2014 to 2038.

Financing Activity During the Six Months Ended June 30, 2014 — In connection with the CPA®:16 Merger (Note 3), we assumed property level debt comprised of 18 variable-rate and 97 fixed-rate non-recourse mortgage loans with fair values totaling $161.9 million and $1.4 billion, respectively, on the acquisition date and recorded an aggregate net fair market value adjustment of $9.8 million at that date. The fair market value adjustment will be amortized to interest expense over the remaining lives of the related loans. These fixed-rate and variable-rate mortgages had weighted-average annual interest rates of 5.79% and 3.63%, respectively, on the acquisition date (Note 10).
During the six months ended June 30, 2014, in connection with our long-term plan to become a primarily unsecured borrower, we prepaid 19 non-recourse mortgage loans with an aggregate outstanding principal balance of $201.8 million, with a weighted-average remaining term of 1.4 years on the date of the prepayments and weighted-average interest rate of 5.3%. In connection with these prepayments, we incurred a net loss on extinguishment of debt of $7.1 million, of which $5.9 million is included in Income from continuing operations before loss on sale of real estate and $1.2 million is included in Income from discontinued operations, net of tax. During the six months ended June 30, 2014, we also paid $7.2 million for the defeasance of a mortgage loan.
During the six months ended June 30, 2014, we drew down $6.6 million on a construction loan in relation to a build-to-suit transaction.

W. P. Carey 6/30/2014 10-Q – 35

Notes to Consolidated Financial Statements (Unaudited)

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter are as follows (in thousands):

Years Ending December 31,	Total (a)
2014 (remainder)	$234,186
2015	209,010
2016 (b)	590,778
2017	800,696
2018 (c)	525,381
Thereafter through 2038 (d)	1,435,829
3,795,880
Unamortized premium, net (e)	2,490
Total	$3,798,370
__________

(a)	Certain amounts are based on the applicable foreign currency exchange rate at June 30, 2014.

(b)	Includes $250.0 million outstanding under our Term Loan Facility at June 30, 2014, which is scheduled to mature on January 31, 2016 unless extended pursuant to its terms.

(c)	Includes $226.7 million outstanding under our Revolver at June 30, 2014, which is scheduled to mature on January 31, 2018 unless extended pursuant to its terms.

(d)	Includes $500.0 million of outstanding Senior Unsecured Notes, which are scheduled to mature on April 1, 2024.

(e)
Represents the unamortized premium of $4.2 million in the aggregate resulting from the assumption of property-level debt in connection with the CPA®:15 Merger and CPA®:16 Merger, partially offset by a $1.7 million unamortized discount on the Senior Unsecured Notes.

Note 12. Commitments and Contingencies

On December 31, 2013, Mr. Ira Gaines and entities affiliated with him commenced a purported class action (Ira Gaines, et al. v. Corporate Property Associates 16 – Global Incorporated, Index. No. 650001/2014, N.Y. Sup. Ct., N.Y. County) against us, WPC REIT Merger Sub Inc., CPA®:16 – Global, and the directors of CPA®:16 – Global. On January 10, 2014, the plaintiffs asked the court to issue a temporary restraining order enjoining the vote of the stockholders of CPA®:16 – Global pending the completion of expedited discovery and a preliminary injunction hearing. On January 13, 2014, after a hearing, the court denied the plaintiffs’ motion for a temporary restraining order enjoining the vote of CPA®:16 – Global’s stockholders, and the CPA®:16 Merger was completed on January 31, 2014. On March 14, 2014, the plaintiffs filed an amended complaint that added Carey Asset Management Corp. as a defendant and alleges (i) breaches of fiduciary duty by the individual defendants, all of whom were members of the board of directors of CPA®:16 – Global, (ii) breaches of fiduciary duty by us, and (iii) that the entity defendants other than us aided and abetted the individual defendants in breaching their fiduciary duties. The amended complaint demands that (i) a class be certified and plaintiffs named as class representatives, (ii) the CPA®:16 Merger be rescinded or rescissory damages be awarded, (iii) damages be awarded, and (iv) plaintiffs’ attorneys fees and other costs be reimbursed. On April 11, 2014, we filed a motion to dismiss the amended complaint. We believe that the plaintiffs’ claims are without merit and are defending the case vigorously.

Various other claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

W. P. Carey 6/30/2014 10-Q – 36

Notes to Consolidated Financial Statements (Unaudited)

Note 13. Stock-Based Compensation and Equity

We maintain several stock-based compensation plans, which are more fully described in the 2013 Annual Report. There have been no significant changes to the terms and conditions of any of our stock-based compensation plans or arrangements during the six months ended June 30, 2014.

The total compensation expense (net of forfeitures) for awards issued under these plans was $8.0 million and $8.4 million for the three months ended June 30, 2014 and 2013, respectively, and $15.0 million and $17.6 million for the six months ended June 30, 2014 and 2013, respectively, which is included in Stock-based compensation expense in the consolidated financial statements. The tax benefit recognized by us related to these awards totaled zero for each of the three months ended June 30, 2014 and 2013, respectively, and $17.3 million and $16.0 million for the six months ended June 30, 2014 and 2013, respectively.

Restricted and Conditional Awards

Nonvested restricted stock awards, or RSAs, restricted share units, or RSUs, and performance share units, or PSUs, at June 30, 2014 and changes during the six months ended June 30, 2014 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2014	519,608	$45.19	1,220,720	$28.28
Granted (a)	162,962	60.33	89,653	76.05
Vested (b)	(251,515)	42.13	(881,388)	15.04
Forfeited	(667)	68.05	—	—
Adjustment (c)	—	—	430,590	55.04
Nonvested at June 30, 2014 (d)	430,388	$52.68	859,575	$32.74
__________

(a)
The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant. The grant date fair value of PSUs were determined utilizing a Monte Carlo simulation model to generate a range of possible future stock prices for both us and the plan defined peer index over the three-year performance period. To estimate the fair value of PSUs granted during the six months ended June 30, 2014, we used a risk-free interest rate of 0.65% and an expected volatility rate of 25.89% (the plan defined peer index assumes 21.77%) and assumed a dividend yield of zero.

(b)
The total fair value of shares vested during the six months ended June 30, 2014 was $23.9 million. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date, pursuant to previously-made deferral elections. At June 30, 2014, we had an obligation to issue 889,863 shares of our common stock underlying such deferred shares, which is recorded within W. P. Carey stockholders’ equity as a Deferred compensation obligation of $30.6 million.

(c)
Vesting and payment of the PSUs is conditioned upon certain company and market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. In connection with the payment of the PSUs granted in 2011 that were paid out in February 2014, we adjusted the shares during the three months ended March 31, 2014 to reflect the actual number of shares issued. During the three months ended June 30, 2014, we also adjusted the number of PSUs expected to vest based on updated forecasted performance targets. There was no impact on our consolidated financial statements related to these adjustments, as the initial fair value of our PSUs factored in the variability associated with the performance features of these awards.

(d)	At June 30, 2014, total unrecognized compensation expense related to these awards was approximately $37.3 million, with an aggregate weighted-average remaining term of 1.78 years.

During the six months ended June 30, 2014, 51,900 stock options were exercised with an aggregate intrinsic value of $1.7 million. At June 30, 2014, there were 566,880 stock options outstanding, of which 495,169 were exercisable.

W. P. Carey 6/30/2014 10-Q – 37

Notes to Consolidated Financial Statements (Unaudited)

Earnings Per Share

Under current authoritative guidance for determining earnings per share, all unvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Our unvested RSUs and RSAs contain rights to receive non-forfeitable distribution equivalents, and therefore we apply the two-class method of computing earnings per share. The calculation of earnings per share below excludes the income attributable to the unvested RSUs and RSAs from the numerator and such unvested shares in the denominator. The following table summarizes basic and diluted earnings (in thousands, except share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to W. P. Carey	$64,739	$43,167	$178,915	$57,348
Allocation of distribution equivalents paid on unvested RSUs and RSAs in excess of income	(277)	(316)	(765)	(419)
Net income – basic	64,462	42,851	178,150	56,929
Income effect of dilutive securities, net of taxes	(60)	(24)	82	(53)
Net income – diluted	$64,402	$42,827	$178,232	$56,876

Weighted average shares outstanding – basic	100,236,362	68,406,771	94,855,067	68,776,108
Effect of dilutive securities	758,863	1,087,131	1,002,849	1,094,741
Weighted average shares outstanding – diluted	100,995,225	69,493,902	95,857,916	69,870,849

For the three and six months ended June 30, 2014 and 2013, there were no potentially dilutive securities excluded from the computation of diluted earnings per share.

Redeemable Noncontrolling Interest

We account for the noncontrolling interest in WPCI held by a third party as a redeemable noncontrolling interest, as we have an obligation to repurchase the interest at fair value, subject to certain conditions. This obligation is required to be settled in shares of our common stock. The third-party interest is reflected at estimated redemption value for all periods presented. On October 1, 2013, we received a notice from the holder of the noncontrolling interest in WPCI regarding the exercise of the put option, pursuant to which we are required to purchase the third party’s 7.7% interest in WPCI. Pursuant to the terms of the related put agreement, the purchase price is to be determined based on a third-party valuation as of October 31, 2013, which is the end of the month that the put option was exercised. We cannot currently estimate when the redemption will occur and the amount of $6.4 million recorded represents our best estimate of the fair value.

The following table presents a reconciliation of redeemable noncontrolling interest (in thousands):

	Six Months Ended June 30,
	2014	2013
Beginning balance	$7,436	$7,531
Redemption value adjustment	(306)	—
Net income (loss)	151	(93)
Distributions	(836)	(335)
Change in other comprehensive loss	(27)	(21)
Ending balance	$6,418	$7,082

W. P. Carey 6/30/2014 10-Q – 38

Notes to Consolidated Financial Statements (Unaudited)

Transfers to Noncontrolling Interests

The following table presents a reconciliation of the effect of transfers in noncontrolling interest (in thousands):

	Six Months Ended June 30,
	2014	2013
Net income attributable to W. P. Carey	$178,915	$57,348
Transfers to noncontrolling interest
Decrease in W. P. Carey’s additional paid-in capital for purchases of less-than-wholly-owned investments in connection with the CPA®:16 Merger (a)	(41,374)	—
Net transfers to noncontrolling interest	(41,374)	—
Change from net income attributable to W. P. Carey and transfers to noncontrolling interest	$137,541	$57,348
__________

(a)
During the second quarter of 2014, we identified certain measurement period adjustments that impacted the provisional accounting, which increased the fair value of our previously-held noncontrolling interests on the acquisition date by $0.6 million, resulting in a reduction of $0.6 million to additional paid-in-capital.

The following tables present a reconciliation of changes in Accumulated other comprehensive income by component for the periods presented (in thousands):

	Three Months Ended June 30, 2014
	Realized and Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Unrealized Appreciation (Depreciation) on Marketable Securities	Total
Beginning balance	$(10,285)	$27,680	$48	$17,443
Other comprehensive loss before reclassifications	(3,001)	(1,590)	(5)	(4,596)
Amounts reclassified from accumulated other comprehensive income to:
Interest expense	634	—	—	634
Other income and (expenses)	440	—	—	440
Net income from equity investments in real estate and the Managed REITs	160	—	—	160
Total	1,234	—	—	1,234
Net current period other comprehensive loss	(1,767)	(1,590)	(5)	(3,362)
Net current period other comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interest	—	134	—	134
Ending balance	$(12,052)	$26,224	$43	$14,215

W. P. Carey 6/30/2014 10-Q – 39

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2013
	Realized and Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Unrealized Appreciation (Depreciation) on Marketable Securities	Total
Beginning balance	$(4,333)	$(5,112)	$31	$(9,414)
Other comprehensive income before reclassifications	1,300	5,094	—	6,394
Amounts reclassified from accumulated other comprehensive income to:
Interest expense	441	—	—	441
Other income and (expenses)	23	—	—	23
Net income from equity investments in real estate and the Managed REITs	316	—	—	316
Total	780	—	—	780
Net current period other comprehensive income	2,080	5,094	—	7,174
Net current period other comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interest	—	(744)	—	(744)
Ending balance	$(2,253)	$(762)	$31	$(2,984)

	Six Months Ended June 30, 2014
	Realized and Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Unrealized Appreciation (Depreciation) on Marketable Securities	Total
Beginning balance	$(7,488)	$22,793	$31	$15,336
Other comprehensive (loss) income before reclassifications	(7,002)	2,956	12	(4,034)
Amounts reclassified from accumulated other comprehensive income to:
Interest expense	1,335	—	—	1,335
Other income and (expenses)	824	—	—	824
Net income from equity investments in real estate and the Managed REITs	279	—	—	279
Total	2,438	—	—	2,438
Net current period other comprehensive (loss) income	(4,564)	2,956	12	(1,596)
Net current period other comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interest	—	475	—	475
Ending balance	$(12,052)	$26,224	$43	$14,215

W. P. Carey 6/30/2014 10-Q – 40

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2013
	Realized and Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Unrealized Appreciation (Depreciation) on Marketable Securities	Total
Beginning balance	$(7,508)	$2,828	$31	$(4,649)
Other comprehensive income (loss) before reclassifications	3,984	(4,658)	—	(674)
Amounts reclassified from accumulated other comprehensive income to:
Interest expense	875	—	—	875
Other income and (expenses)	(24)	—	—	(24)
Net income from equity investments in real estate and the Managed REITs	420	—	—	420
Total	1,271	—	—	1,271
Net current period other comprehensive income (loss)	5,255	(4,658)	—	597
Net current period other comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interest	—	1,068	—	1,068
Ending balance	$(2,253)	$(762)	$31	$(2,984)

Distributions Declared

During the second quarter of 2014, we declared a quarterly distribution of $0.90 per share, which was paid on July 15, 2014 to the stockholders of record on June 30, 2014.

Note 14. Income Taxes

A reconciliation of the provision for income taxes with the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the periods presented is as follows (in thousands, except percentages):

	Six Months Ended June 30,
	2014		2013
Income from continuing operations before income taxes, net of amounts attributable to noncontrolling interests	$160,097		$53,651
Pre-tax income attributable to pass-through subsidiaries	(151,203)		(62,144)
Pre-tax income (loss) attributable to taxable subsidiaries	8,894		(8,493)
Federal provision at statutory tax rate (35%)	3,113	35.0%	(2,972)	35.0%
State and local taxes, net of federal benefit	978	11.0%	(157)	1.8%
Recognition of deferred revenue as a result of the CPA®:16 Merger (a)	4,848	54.5%	—	—%
Amortization of intangible assets	—	—%	121	(1.4)%
Interest	1,739	19.6%	—	—%
Other	536	6.0%	(1,120)	13.2%
Tax provision — taxable subsidiaries	11,214	126.1%	(4,128)	48.6%
Deferred foreign tax benefit (b)	(6,427)		—
Current foreign taxes	4,422		1,462
Other state and local taxes	1,084		325
Total provision (benefit)	$10,293		$(2,341)
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

W. P. Carey 6/30/2014 10-Q – 41

Notes to Consolidated Financial Statements (Unaudited)

Note 15. Property Dispositions and Discontinued Operations

From time to time, we may decide to sell a property. We have an active capital recycling program, with a goal of extending the average lease term through reinvestment, improving portfolio credit quality through dispositions and acquisitions of assets, increasing the asset criticality factor in our portfolio and/or executing strategic dispositions of assets. We may make a decision to dispose of a property when it is vacant as a result of tenants vacating space, tenants electing not to renew their leases, tenant insolvency, or lease rejection in the bankruptcy process. In such cases, we assess whether we can obtain the highest value from the property by selling it, as opposed to re-leasing it. We may also sell a property when we receive an unsolicited offer or negotiate a price for an investment that is consistent with our strategy for that investment. When it is appropriate to do so, we classify the property as an asset held for sale on our consolidated balance sheet and, for those properties sold or classified as held-for-sale prior to January 1, 2014, the current and prior period results of operations of the property have been reclassified as discontinued operations under current accounting guidance (Note 2). All property dispositions are recorded within our Real Estate Ownership segment.

Property Dispositions Included in Continuing Operations

The results of operations for properties that have been classified as held-for-sale or have been sold after December 31, 2013 and properties that were classified as direct financing leases, and with which we have no continuing involvement, excluding the properties that were classified as held-for-sale in the CPA®:16 Merger, are included within continuing operations in the consolidated financial statements. Total revenues and net income from the operations of these properties were $5.1 million and $0.8 million, and $0.8 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively, and $6.0 million and $1.5 million, and $1.6 million and $0.7 million for the six months ended June 30, 2014 and 2013, respectively.

2014 — During the six months ended June 30, 2014, we sold five properties for a total of $40.6 million, net of selling costs, and we recognized a net loss on these sales of $3.8 million. These sales included a manufacturing facility for which the contractual minimum sale price of $5.8 million was not met. The third-party purchaser paid $1.4 million, with the difference of $4.4 million being paid by the vacating tenant. The amount paid by the tenant was recorded as lease termination income partially offsetting the $8.4 million loss on the sale of the property.

In addition, during February 2014, a domestic vacant property was foreclosed upon and sold for $4.6 million. The proceeds from the sale were used to partially repay a mortgage loan encumbering this property and another property with an outstanding balance of $6.0 million at the time to the sale. In connection with the sale, we recognized a gain on the sale of $0.1 million.

In connection with those sales that constituted businesses during the six months ended June 30, 2014, we allocated goodwill totaling $2.7 million to the cost basis of the properties, for our Real Estate Ownership segment, based on the relative fair value at the time of the sale (Note 8).

2013 — During the six months ended June 30, 2013, we sold our investment in a direct financing lease. The results of operations for this investment is included within continuing operations in the consolidated financial statements for the six months ended June 30, 2013.

Property Dispositions Included in Discontinued Operations

The results of operations for properties that have been classified as held-for-sale or have been sold prior to January 1, 2014 and the properties that were acquired as held-for-sale in the CPA®:16 Merger, are reflected in the consolidated financial statements as discontinued operations, net of tax and are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$2,013	$10,539	$8,230	$18,148
Expenses	(389)	(5,844)	(1,791)	(11,990)
Gain (loss) on extinguishment of debt	249	28	(1,271)	98
Gain on sale of real estate	24,587	1,312	27,685	382
Impairment charges	—	(1,671)	—	(4,950)
Income from discontinued operations	$26,460	$4,364	$32,853	$1,688

W. P. Carey 6/30/2014 10-Q – 42

Notes to Consolidated Financial Statements (Unaudited)

2014 — At December 31, 2013, we had nine properties classified as held-for-sale, all of which were sold during the six months ended June 30, 2014. The properties were sold for a total of $116.4 million, net of selling costs, and we recognized a net gain on these sales of $28.0 million, excluding impairment charges totaling $3.1 million previously recognized during 2013. We used a portion of the proceeds to repay a related mortgage loan obligation of $11.4 million and recognized a loss on extinguishment of debt of $0.1 million.

In connection with those sales that constituted businesses, we allocated goodwill totaling $7.0 million to the cost basis of the properties, for our Real Estate Ownership segment based on the relative fair value at the time of the sale.

In connection with the CPA®:16 Merger in January 2014, we acquired ten properties, including five properties held by one joint venture, that were classified as Assets held for sale with a total fair value of $133.0 million. We sold all of these properties during the six months ended June 30, 2014 for a total of $123.4 million, net of selling costs, including seller financing of $15.0 million, and recognized a net loss on these sales of $0.3 million. We used a portion of the proceeds to repay the related mortgage loan obligations totaling $18.9 million and recognized a loss on extinguishment of debt of $1.2 million.

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

During the six months ended June 30, 2013, we entered into contracts to sell two domestic properties we acquired in the CPA®:15 Merger for a total of $7.3 million. Prior to entering into the contract to sell one of these properties, the lease was terminated and we recognized termination income of $2.6 million. In connection with these potential sales, we recognized impairment charges totaling $5.0 million during the six months ended June 30, 2013 to reduce the carrying value of the properties to their expected selling price less selling costs.

In connection with those sales that constituted businesses, we allocated goodwill totaling $1.1 million to the cost basis of the properties, for our Real Estate Ownership segment based on the relative fair value at the time of sale or when contracted for sale (Note 8).

In addition, during the six months ended June 30, 2013, a jointly-owned investment in which we and an affiliate owned 44% and 56%, respectively, and which we consolidate, entered into a contract to sell a domestic property that we acquired in the CPA®:15 Merger for $16.4 million. We completed the sale of two of these properties in July 2013 and the remaining property was sold in June 2014.

We sold or classified as held-for-sale 23 additional properties during 2013 subsequent to June 30, 2013. The results of operations for these properties are included in Loss from discontinued operations, net of tax in the consolidated financial statements for the six months ended June 30, 2013.

W. P. Carey 6/30/2014 10-Q – 43

Notes to Consolidated Financial Statements (Unaudited)

Note 16. Segment Reporting

We evaluate our results from operations by our two major business segments — Real Estate Ownership and Investment Management (Note 1). The following tables present a summary of comparative results and assets for these business segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Real Estate Ownership
Revenues	$176,734	$77,657	$311,806	$154,141
Operating expenses (a)	(93,112)	(42,593)	(200,339)	(82,491)
Interest expense	(47,733)	(25,750)	(86,808)	(51,334)
Other income and expenses, excluding interest expense	8,408	34,752	122,191	46,517
(Provision for) benefit from income taxes	(3,142)	(2,396)	909	(3,571)
Loss on sale of real estate, net of tax	(3,821)	(333)	(3,742)	(332)
Net income attributable to noncontrolling interests	(2,325)	(2,594)	(3,713)	(4,819)
Net (loss) income attributable to noncontrolling interests of discontinued operations	(43)	330	(178)	608
Income from continuing operations attributable to W. P. Carey	$34,966	$39,073	$140,126	$58,719
Investment Management
Revenues (b)	$76,173	$34,564	$150,110	$64,110
Operating expenses (b) (c)	(68,245)	(38,218)	(132,624)	(73,514)
Other income and expenses, excluding interest expense	161	239	(167)	529
(Provision for) benefit from income taxes	(4,911)	3,530	(11,202)	5,912
Net (income) loss attributable to noncontrolling interests	(19)	(98)	(208)	419
Net loss (income) attributable to redeemable noncontrolling interests	111	43	(151)	93
Income (loss) from continuing operations attributable to W. P. Carey	$3,270	$60	$5,758	$(2,451)
Total Company
Revenues (b)	$252,907	$112,221	$461,916	$218,251
Operating expenses (b) (c)	(161,357)	(80,811)	(332,963)	(156,005)
Interest expense	(47,733)	(25,750)	(86,808)	(51,334)
Other income and expenses, excluding interest expense	8,569	34,991	122,024	47,046
(Provision for) benefit from income taxes	(8,053)	1,134	(10,293)	2,341
Loss on sale of real estate, net of tax	(3,821)	(333)	(3,742)	(332)
Net income attributable to noncontrolling interests	(2,344)	(2,692)	(3,921)	(4,400)
Net (loss) income attributable to noncontrolling interests of discontinued operations	(43)	330	(178)	608
Net loss (income) attributable to redeemable noncontrolling interests	111	43	(151)	93
Income from continuing operations attributable to W. P. Carey	$38,236	$39,133	$145,884	$56,268

	Total Long-Lived Assets at (d)		Total Assets at
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Real Estate Ownership	$5,456,613	$3,333,654	$8,155,305	$4,537,853
Investment Management	—	—	138,443	141,097
Total Company	$5,456,613	$3,333,654	$8,293,748	$4,678,950
__________

(a)	Includes expenses incurred of $30.4 million related to the CPA®:16 Merger for the six months ended June 30, 2014.

(b)
Included in revenues and operating expenses are reimbursable costs from affiliates totaling $47.7 million and $18.5 million for the three months ended June 30, 2014 and 2013, respectively, and $93.4 million and 33.6 million for the six months ended June 30, 2014 and 2013, respectively.

W. P. Carey 6/30/2014 10-Q – 44

Notes to Consolidated Financial Statements (Unaudited)

(c)
Includes Stock-based compensation expense of $8.0 million and $8.4 million for the three months ended June 30, 2014 and 2013, respectively, of which $7.7 million and $7.5 million, respectively, were included in the Investment Management segment; and $15.0 million and $17.6 million for the six months ended June 30, 2014 and 2013, respectively, of which $14.6 million and $16.5 million, respectively, were included in the Investment Management segment.

(d)	Consists of Net investments in real estate.

Our portfolio is comprised of domestic and international investments. At June 30, 2014, our international investments within our Real Estate Ownership segment were comprised of investments in France, Japan, Poland, Germany, Spain, Belgium, Finland, Netherlands, Thailand, Canada, Malaysia, Hungary, Mexico, Sweden and the United Kingdom. None of these countries individually comprised more than 10% of our total lease revenues or total long-lived assets at June 30, 2014. The following tables present the geographic information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Domestic
Revenues	$119,652	$54,189	$207,112	$107,831
Income from continuing operations before income taxes and after loss on sale of real estate, net of tax	30,851	40,502	144,773	57,324
Net income attributable to noncontrolling interests	(1,123)	(2,692)	(2,239)	(4,810)
Net income attributable to W. P. Carey	51,009	41,432	170,625	53,442
International
Revenues	$57,082	$23,468	$104,694	$46,310
Income from continuing operations before income taxes and after loss on sale of real estate, net of tax	13,446	3,564	2,077	9,509
Net (income) loss attributable to noncontrolling interests	(1,202)	98	(1,474)	(9)
Net income attributable to W. P. Carey	10,460	1,675	2,532	6,357
Total
Revenues	$176,734	$77,657	$311,806	$154,141
Income from continuing operations before income taxes and after loss on sale of real estate, net of tax	44,297	44,066	146,850	66,833
Net income attributable to noncontrolling interests	(2,325)	(2,594)	(3,713)	(4,819)
Net income attributable to W. P. Carey	61,469	43,107	173,157	59,799

	June 30, 2014	December 31, 2013
Domestic
Long-lived assets (a)	$3,744,496	$2,172,549
Non-recourse debt	1,641,439	874,035
International
Long-lived assets (a)	$1,712,117	$1,161,105
Non-recourse debt	1,181,976	618,375
Total
Long-lived assets (a)	$5,456,613	$3,333,654
Non-recourse debt	2,823,415	1,492,410
__________

(a)	Consists of Net investments in real estate.

W. P. Carey 6/30/2014 10-Q – 45

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

Business Overview

As described in more detail in Item 1 in our 2013 Annual Report, we provide long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and, as of June 30, 2014, manage a global investment portfolio of 1,027 properties, including 686 net-leased properties and four operating properties within our owned real estate portfolio. Our business operates in two segments – Real Estate Ownership and Investment Management.

Significant Developments

Real Estate Ownership

Investment Transactions

During the six months ended June 30, 2014, we acquired two domestic investments for $89.1 million (Note 5). We have an active capital recycling program, with a goal of extending the average lease term through reinvestment, improving portfolio credit quality through dispositions and acquisitions of assets, increasing the asset criticality factor in our portfolio, and/or executing strategic dispositions of assets. As part of our capital recycling program, we sold 22 domestic properties and two international properties during the six months ended June 30, 2014 for total proceeds of $298.3 million. Properties sold in 2014 included 11 industrial properties, six office facilities, three sports facilities, two warehouse/distribution facilities, a retail facility, and a hotel (Note 15).

Financing Transactions

During the six months ended June 30, 2014, in connection with our long-term plan to become a primarily unsecured borrower, we prepaid 19 non-recourse mortgage loans with an aggregate outstanding principal balance of $201.8 million (Note 11).

Distributions

Our cash distributions totaled $1.875 per share during the six months ended June 30, 2014, comprised of total quarterly cash distributions of $1.765 per share and a special cash distribution of $0.110 per share paid on January 15, 2014 and April 15, 2014. In addition, during the second quarter of 2014, we declared a quarterly distribution of $0.900 per share, which was paid on July 15, 2014 to stockholders of record on June 30, 2014.

Investment Management

During the six months ended June 30, 2014, we managed three funds: CPA®:17 – Global, CPA®:18 – Global and CWI. We also managed CPA®:16 – Global until the CPA®:16 Merger on January 31, 2014 (Note 3).

Investment Transactions

•	On July 25, 2013, CPA®:16 – Global, which commenced operations in 2003, entered into a definitive merger agreement with us, and we completed the CPA®:16 Merger on January 31, 2014 (Note 3).

•
During the six months ended June 30, 2014, we structured investments in six properties, a follow-on equity investment of $20.4 million, and an $8.4 million foreign debenture for an aggregate of $156.1 million on behalf of CPA®:17 – Global. One of these investments is jointly-owned with CPA®:18 – Global. Approximately $108.6 million was primarily invested in Europe and $47.5 million was invested in the U.S. Of the six properties acquired, three are industrial facilities, two are office facilities, and one is a retail facility.

•
During the six months ended June 30, 2014, we structured investments in 17 properties for a total of $370.7 million on behalf of CPA®:18 – Global. One of these investments is jointly-owned with CPA®:17 – Global. Approximately $212.6 million was invested in the U.S. and $158.1 million was invested in Europe. Of the 17 properties acquired,

W. P. Carey 6/30/2014 10-Q – 46

eight are industrial facilities, four are office facilities, three are warehouse/distribution facilities, and two are self-storage facilities.

•	During the six months ended June 30, 2014, we structured investments in five domestic hotels for a total of $407.4 million on behalf of CWI.

Financing Transactions

•	During the six months ended June 30, 2014, we arranged mortgage financing totaling $52.6 million for CPA®:17 – Global, $275.7 million for CPA®:18 – Global, and $266.5 million for CWI.

Investor Capital Inflows

•
CPA®:18 – Global commenced its initial public offering in May 2013 and through June 30, 2014 had raised approximately $1.0 billion, of which $797.7 million was raised during the six months ended June 30, 2014.

•
CWI completed fundraising in its initial public offering in September 2013 and commenced its follow-on offering in December 2013. From inception through June 30, 2014, CWI raised a total of $687.1 million, of which $111.3 million was raised during the six months ended June 30, 2014.

•
In May 2014, the board of directors of CPA®:18 – Global approved the discontinuation of sales of its class A common stock as of June 30, 2014 in order to moderate the pace of its fundraising. In order to facilitate the final sales of its class A shares as of June 30, 2014 and the continued sale of its class C shares, the board of directors of CPA®:18 - Global also approved the reallocation to its initial public offering of up to $250.0 million of the shares that were initially allocated to sales of its stock through its dividend reinvestment plan.

•
In June 2014, we filed a registration statement with the SEC to sell up to $1.0 billion of common stock of CWI 2 in an initial public offering plus up to an additional $400.0 million of its common stock under a dividend reinvestment plan. As of the date of this Report, the registration statement has not been declared effective by the SEC and there can be no assurance as to whether or when any such offering would be commenced.

Proposed Regulatory Changes

Changes have been proposed to the rules of the Financial Industry Regulatory Authority, Inc., or FINRA, applicable to securities of unlisted REITs, like the Managed REITs, and direct participation programs, or DPPs. The rule changes propose, among other things, that: (i) FINRA members, such as our broker dealer subsidiary, Carey Financial, LLC, include in customer account statements NAVs of the unlisted entity that have been developed using a methodology reasonably designed to ensure the NAV’s reliability; and (ii) NAVs disclosed from and after 150 days following the second anniversary of the admission of shareholders of the unlisted entity's public offering be based on an appraised valuation developed by, or with the material assistance of, a third-party expert and updated on at least an annual basis, which is consistent with our current practice regarding our Managed REITs. The rule changes also propose that account statements include additional disclosure regarding the sources of distributions to shareholders of unlisted entities.

An amended version of the proposed rules was recently published for public comment, and they remain subject to approval by the SEC. There can be no assurance that they will be adopted in the form currently proposed. FINRA has stated that the rule changes would become effective no earlier than 18 months after they are approved by the SEC. It is not practicable at this time to determine whether the proposed rules will adversely affect market demand for shares of unlisted REITs. We will continue to assess the potential impact of the proposed rule changes on our Investment Management business.

Financial Highlights

Our results for the three and six months ended June 30, 2014 included the following significant items:

•
Total lease revenue and total property level contribution increased by $74.3 million and $39.3 million, respectively, for the three months ended June 30, 2014, and $124.9 million and $65.5 million, respectively, for the six months ended June 30, 2014 as compared to the same periods in 2013, respectively, primarily due to revenue generated from the properties acquired in the CPA®:16 Merger on January 31, 2014;

•
A decrease in Asset management revenue from CPA®:16 – Global of $4.5 million and $7.5 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013 due to the cessation of asset management fees from CPA®:16 – Global upon completion of the CPA®:16 Merger on January 31, 2014;

•	Costs incurred in connection with the CPA®:16 Merger of $30.1 million during the six months ended June 30, 2014; and

W. P. Carey 6/30/2014 10-Q – 47

•	Issuance of 30,729,878 shares on January 31, 2014 to stockholders of CPA®:16 – Global as Merger Consideration in connection with the CPA®:16 Merger.

(In thousands, except shares)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Real estate revenues (excluding reimbursable tenant costs)	$170,985	$74,617	$300,043	$147,984
Investment management revenues (excluding reimbursable costs from affiliates)	34,248	19,097	68,453	36,675
Total revenues (excluding reimbursable costs)	205,233	93,714	368,496	184,659
Net income attributable to W. P. Carey	64,739	43,167	178,915	57,348

Cash distributions paid	90,153	57,177	158,312	102,923

Net cash provided by operating activities			168,637	71,453
Net cash provided by (used in) investing activities			131,620	(98,639)
Net cash used in financing activities			(202,904)	(33,399)

Supplemental financial measure:
Adjusted funds from operations (AFFO) (a)	122,246	72,638	240,494	144,893

Diluted weighted average shares outstanding	100,995,225	69,493,902	95,857,916	69,870,849
___________

(a)
We consider the performance metrics listed above, including Adjusted funds from operations, previously referred to as Funds from operations – as adjusted, or AFFO, a supplemental measure that is not defined by GAAP, referred to as a non-GAAP measure, to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

Total revenues and Net income attributable to W. P. Carey increased significantly during the three and six months ended June 30, 2014 as compared to the same periods in 2013. The growth in revenues and income within our Real Estate Ownership segment was generated substantially from the properties we acquired in the CPA®:16 Merger on January 31, 2014 (Note 3). Additionally, total revenues and Net income within our Investment Management segment increased as a result of a significant increase in structuring revenue due to higher investment volume in the current year periods as compared to the same periods in the prior year.

Net cash provided by operating activities increased during the six months ended June 30, 2014 as compared to the same period in 2013, primarily due to operating cash flow generated from the properties we acquired in the CPA®:16 Merger.

AFFO increased during the three and six months ended June 30, 2014 as compared to the same periods in 2013, primarily due to income generated from the properties we acquired in the CPA®:16 Merger, partially offset by the cessation of asset management revenue received from CPA®:16 – Global after the CPA®:16 Merger was completed.

W. P. Carey 6/30/2014 10-Q – 48

Results of Operations

We have two reportable segments – Real Estate Ownership and Investment Management. We evaluate our results of operations with a primary focus on increasing and enhancing the value, quality and number of properties in our Real Estate Ownership segment as well as assets owned by the Managed REITs, which are managed by our Investment Management segment. We focus our efforts on improving underperforming assets through re-leasing efforts, including negotiation of lease renewals, or selectively selling assets in order to increase value in our real estate portfolio. The ability to increase assets under management by structuring investments on behalf of the Managed REITs is affected, among other things, by the Managed REITs’ ability to raise capital and our ability to identify and enter into appropriate investments and financing.

Real Estate Ownership

The following tables present other operating data that management finds useful in evaluating results of operations:

	June 30, 2014	December 31, 2013
Occupancy (a)	98.5%	98.9%
Total net-leased properties (a)	686	418
Total operating properties (b)	4	2

	Six Months Ended June 30,
	2014	2013
Financings (millions) (c)	$1,750.0	$113.0
Investments (millions)	89.1	185.2
Average U.S. dollar/euro exchange rate (d)	1.3712	1.3135
Increases in U.S. CPI (e)	2.3%	1.7%
Increases in Germany CPI (e)	0.2%	1.5%
Increases in France CPI (e)	0.4%	0.6%
Increases in Finland CPI (e)	0.4%	1.1%

__________

(a)
Amounts represent occupancy for net-leased properties as of June 30, 2014, which reflects 335 properties acquired from CPA®:16 – Global in the CPA®:16 Merger in January 2014 with a total fair value of approximately $1.8 billion (Note 3), 11 of which were sold during the six months ended June 30, 2014.

(b)
Operating properties include two self-storage properties with an average occupancy of 93.3% at June 30, 2014. Operating properties also include two hotel properties acquired from CPA®:16 – Global in the CPA®:16 Merger with an average occupancy of 83.4% at June 30, 2014. Hotel occupancy is for the six months ended June 30, 2014.

(c)	The amount for the six months ended June 30, 2014 represents the $500.0 million Senior Unsecured Notes and the $1.25 billion Senior Unsecured Credit Facility (Note 11).

(d)
The average conversion rate for the U.S. dollar in relation to the euro increased during the six months ended June 30, 2014 as compared to the same period in 2013, resulting in a positive impact on earnings in 2014 from our euro-denominated investments.

(e)
Many of our lease agreements and those of the CPA® REITs include contractual increases indexed to changes in the U.S. Consumer Price Index, or CPI, or similar indices in jurisdiction in which the property is located.

W. P. Carey 6/30/2014 10-Q – 49

The following table presents the comparative results of our Real Estate Ownership segment (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Revenues
Lease revenues	$148,253	$73,984	$74,269	$271,320	$146,444	$124,876
Reimbursable tenant costs	5,749	3,040	2,709	11,763	6,157	5,606
Operating property revenues	8,251	231	8,020	13,244	458	12,786
Lease termination income and other	14,481	402	14,079	15,479	1,082	14,397
	176,734	77,657	99,077	311,806	154,141	157,665
Operating Expenses
Depreciation and amortization:
Leased properties	61,579	28,673	32,906	112,106	57,016	55,090
Operating properties	913	44	869	1,741	88	1,653
	62,492	28,717	33,775	113,847	57,104	56,743
Property expenses:
Reimbursable tenant costs	5,749	3,040	2,709	11,763	6,157	5,606
Leased properties	5,236	1,709	3,527	9,466	3,262	6,204
Operating property expenses	5,821	144	5,677	9,506	286	9,220
Property management fees	152	429	(277)	655	499	156
	16,958	5,322	11,636	31,390	10,204	21,186
Merger and acquisition expenses	1,137	3,128	(1,991)	30,751	3,249	27,502
General and administrative	10,239	4,516	5,723	21,845	10,850	10,995
Stock-based compensation expense	220	910	(690)	440	1,084	(644)
Impairment charges	2,066	—	2,066	2,066	—	2,066
	93,112	42,593	50,519	200,339	82,491	117,848
Segment Net Operating Income	83,622	35,064	48,558	111,467	71,650	39,817
Other Income and Expenses
Gain on change in control of interests	—	—	—	104,645	—	104,645
Net income from equity investments in real estate and the Managed REITs	9,452	32,541	(23,089)	23,714	43,197	(19,483)
Interest expense	(47,733)	(25,750)	(21,983)	(86,808)	(51,334)	(35,474)
Other income and (expenses)	(1,044)	2,211	(3,255)	(6,168)	3,320	(9,488)
	(39,325)	9,002	(48,327)	35,383	(4,817)	40,200
Income from continuing operations before income taxes	44,297	44,066	231	146,850	66,833	80,017
(Provision for) benefit from income taxes	(3,142)	(2,396)	(746)	909	(3,571)	4,480
Income from continuing operations	41,155	41,670	(515)	147,759	63,262	84,497
Income from discontinued operations	26,460	4,364	22,096	32,853	1,688	31,165
Loss on sale of real estate, net of taxes	(3,821)	(333)	(3,488)	(3,742)	(332)	(3,410)
Net Income from Real Estate Ownership	63,794	45,701	18,093	176,870	64,618	112,252
Net income attributable to noncontrolling interests	(2,325)	(2,594)	269	(3,713)	(4,819)	1,106
Net Income from Real Estate Ownership Attributable to W. P. Carey	$61,469	$43,107	$18,362	$173,157	$59,799	$113,358
AFFO from Real Estate Ownership	$111,236	$72,302	$38,934	$210,197	$135,258	$74,939

W. P. Carey 6/30/2014 10-Q – 50

Lease Composition and Leasing Activities

As of June 30, 2014, 94% of our net leases, based on ABR, have rent increases, of which 71% have adjustments based on CPI or similar indices and 23% have fixed rent increases. CPI and similar rent adjustments are based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. Over the next 12 months, fixed rent escalations are scheduled to increase ABR by an average of 3.1% . We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies.

The following discussion presents a summary of new rents on second generation leases and renewed leases for the periods presented and, therefore, does not include new acquisitions for our portfolio during the years presented or properties acquired in the CPA®:16 Merger.

During the three months ended June 30, 2014, we signed six leases totaling approximately 0.5 million square feet of leased space. Of these leases, one was with a new tenant and five were lease renewals, extensions or expansions with existing tenants. The average new rent for this leased space is $8.92 per square foot and the average former rent was $11.39 per square foot. We also provided tenant improvement allowances on four of these leases totaling $2.3 million. During the three months ended June 30, 2013, we did not enter into new leases or modify any existing leases.

During the six months ended June 30, 2014, we signed 11 leases totaling approximately 0.7 million square feet of leased space. Of these leases, one was with a new tenant and ten were lease renewals, extensions or expansions with existing tenants. The average new rent for this leased space is $9.15 per square foot and the average former rent was $10.49 per square foot. We provided tenant improvement allowances totaling $2.3 million on four of these leases.

During the six months ended June 30, 2013, we signed eight leases totaling approximately 0.3 million square feet of leased space. Of these leases, two were with new tenants and six were lease renewals or extensions with existing tenants. The average new rent for these leases is $5.68 per square foot and the average former rent was $7.88 per square foot, reflecting current market conditions. We provided a tenant improvement allowance of $0.4 million on one of these leases. In addition, we entered into a lease extension regarding a 0.4 million square feet building and committed to an expansion of 0.1 million square feet at an expected cost of $6.4 million. The former rent on this lease was $4.72 per square foot and the new rent is $4.29 per square foot.

W. P. Carey 6/30/2014 10-Q – 51

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Same Store Leased Properties
Lease revenues	$70,401	$70,544	$(143)	$141,758	$140,599	$1,159
Property expenses	(2,920)	(1,523)	(1,397)	(4,681)	(3,076)	(1,605)
Depreciation and amortization	(27,671)	(26,915)	(756)	(54,792)	(53,878)	(914)
Property level contribution	39,810	42,106	(2,296)	82,285	83,645	(1,360)

Leased Properties Acquired in the CPA®:16 Merger
Lease revenues	70,014	—	70,014	115,423	—	115,423
Property expenses	(1,662)	—	(1,662)	(3,688)	—	(3,688)
Depreciation and amortization	(29,874)	—	(29,874)	(49,942)	—	(49,942)
Property level contribution	38,478	—	38,478	61,793	—	61,793

Recently Acquired Leased Properties
Lease revenues	7,194	2,687	4,507	12,616	4,269	8,347
Property expenses	(575)	(177)	(398)	(931)	(177)	(754)
Depreciation and amortization	(4,034)	(1,748)	(2,286)	(7,355)	(3,118)	(4,237)
Property level contribution	2,585	762	1,823	4,330	974	3,356

Properties Sold
Lease revenues	644	753	(109)	1,523	1,576	(53)
Property expenses	(79)	(9)	(70)	(166)	(9)	(157)
Depreciation and amortization	—	(10)	10	(17)	(20)	3
Property level contribution	565	734	(169)	1,340	1,547	(207)

Operating Properties
Revenues	8,251	231	8,020	13,244	458	12,786
Property expenses	(5,821)	(144)	(5,677)	(9,506)	(286)	(9,220)
Depreciation and amortization	(913)	(44)	(869)	(1,741)	(88)	(1,653)
Property level contribution	1,517	43	1,474	1,997	84	1,913

Total Property Level Contribution
Lease revenues	148,253	73,984	74,269	271,320	146,444	124,876
Property expenses	(5,236)	(1,709)	(3,527)	(9,466)	(3,262)	(6,204)
Operating property revenues	8,251	231	8,020	13,244	458	12,786
Operating property expenses	(5,821)	(144)	(5,677)	(9,506)	(286)	(9,220)
Depreciation and amortization	(62,492)	(28,717)	(33,775)	(113,847)	(57,104)	(56,743)
Property Level Contribution	82,955	43,645	39,310	151,745	86,250	65,495
Lease termination fees and other	14,481	402	14,079	15,479	1,082	14,397
Property management fees	(152)	(429)	277	(655)	(499)	(156)
General and administrative	(10,239)	(4,516)	(5,723)	(21,845)	(10,850)	(10,995)
Merger and acquisition expenses	(1,137)	(3,128)	1,991	(30,751)	(3,249)	(27,502)
Stock-based compensation expense	(220)	(910)	690	(440)	(1,084)	644
Impairment charges	(2,066)	—	(2,066)	(2,066)	—	(2,066)
Segment Net Operating Income	$83,622	$35,064	$48,558	$111,467	$71,650	$39,817

W. P. Carey 6/30/2014 10-Q – 52

Same Store Leased Properties

Same store leased properties are those that we acquired prior to January 1, 2013 and that were not sold during the periods presented. At June 30, 2014, there were 336 same store leased properties.

For the three months ended June 30, 2014 as compared to the same period in 2013, property level contribution from same store leased properties decreased by $2.3 million, primarily due to decreases in lease revenues of $1.8 million as a result of the early termination of a lease. Lease revenues also decreased by $0.2 million as a result of the negative impact of foreign currency exchange rates fluctuations.

For the six months ended June 30, 2014 as compared to the same period in 2013, property level contribution from same store leased properties decreased by $1.4 million, primarily due to decreases in lease revenues of $1.8 million as a result of the early termination of a lease. Lease revenues also decreased by an aggregate of $0.7 million as a result of the restructuring of leases at several properties and the expiration of certain leases during the six months ended June 30, 2014. Attributing to the decrease in property level contribution was an increase of $1.6 million in property expenses, primarily due to legal and professional fees incurred on several properties. These decreases were partially offset by an increase in lease revenues of $2.4 million as a result of scheduled rent increases at certain properties.

Leased Properties Acquired in the CPA®:16 Merger

Leased properties acquired in the CPA®:16 Merger in January 2014 represent the 333 leased properties we acquired, 11 of which were sold during the six months ended June 30, 2014.

For the three and six months ended June 30, 2014, property level contribution from leased properties acquired in the CPA®:16 Merger was $38.5 million and $61.8 million, respectively, representing activity for the three months ended June 30, 2014 and five months of activity since the date of the CPA®:16 Merger on January 31, 2014, respectively.

Recently Acquired Leased Properties

Recently acquired leased properties are those that we acquired subsequent to December 31, 2012.

For the three and six months ended June 30, 2014 as compared to the same periods in 2013, property level contribution from recently acquired leased properties increased by $1.8 million and $3.4 million, respectively, as a result of nine investments we acquired after June 30, 2013 and through June 30, 2014.

Properties Sold

Properties sold represent only those properties that did not qualify for classification as discontinued operations. The results of operations for properties that were classified as held-for-sale at December 31, 2013 or upon acquisition in the CPA®:16 Merger are included within discontinued operations in the consolidated financial statements.

For the three and six months ended June 30, 2014, we sold five and six properties, respectively, including a property subject to a direct financing lease that we acquired in the CPA®:16 Merger. For the three and six months ended June 30, 2014, property level contribution from properties sold was $0.6 million and $1.3 million, respectively.

During the six months ended June 30, 2013, we sold our investment in a property subject to a direct financing lease. Property level contribution from properties sold for the three and six months ended June 30, 2013 was $0.7 million and $1.5 million, respectively.

Operating Properties

Operating properties consist of our investments in two hotels acquired in the CPA®:16 Merger and two self-storage properties as of June 30, 2014.

For the three and six months ended June 30, 2014 as compared to the same periods in 2013, property level contribution from operating properties increased by $1.5 million and $1.9 million, respectively, primarily as a result of the two hotels we acquired in the CPA®:16 Merger.

W. P. Carey 6/30/2014 10-Q – 53

Other Revenues and Expenses

Lease Termination Income and Other

For the three and six months ended June 30, 2014 as compared to the same periods in 2013, Lease termination income and other increased by $14.1 million and $14.4 million, respectively. In connection with the early termination of two leases during the second quarter of 2014, we received an aggregate of $12.9 million in lease termination income.

General and Administrative

As discussed in Note 4, certain personnel and overhead costs are charged to the CPA® REITs and our real estate portfolio based on the trailing 12-month reported revenues of the CPA® REITs, CWI and us. We began to allocate personnel and overhead costs to CWI on January 1, 2014 based on the time incurred by our personnel.

For the three and six months ended June 30, 2014 as compared to the same periods in 2013, general and administrative expenses in the Real Estate Ownership segment increased by $5.7 million and $11.0 million, respectively, primarily due to increases in personnel costs of $5.3 million and $9.6 million, respectively, as a result of higher allocation of personnel and overhead costs to the Real Estate Ownership segment due to the increased segment revenues after the CPA®:16 Merger. In addition, for the three and six months ended June 30, 2014 as compared to the same period in 2013, general and administrative expenses increased by $0.1 million and $1.1 million, respectively, as a result of higher legal and professional fees.

Impairment Charges

For the three and six months ended June 30, 2014, we recognized an impairment charge of $2.1 million on a property to reduce the carrying value of the asset to its estimated fair value. Our impairment charges are more fully described in Note 9.

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

Merger and Acquisition Expenses

2014 — For the three and six months ended June 30, 2014, merger and acquisition expenses totaled $1.1 million and $30.8 million, respectively, which consisted of merger-related expenses of $0.9 million and $30.4 million, respectively, and other acquisition-related expenses of $0.2 million and $0.4 million, respectively. Merger-related expenses during 2014 represent costs incurred in connection with the CPA®:16 Merger. Acquisition expenses consist of acquisition-related costs incurred on the domestic office building and warehouse/distribution facility we purchased during the six months ended June 30, 2014, which were accounted for as business combinations and for which such costs were required to be expensed under current accounting guidance.

2013 — For the three and six months ended June 30, 2013, merger and acquisition expenses were $3.1 million and $3.2 million, respectively, consisting of acquisition-related costs incurred on the investments we entered into during the six months ended June 30, 2013 that were accounted for as business combinations, for which such costs were required to be expensed under current accounting guidance.

W. P. Carey 6/30/2014 10-Q – 54

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Equity earnings from equity investments in the Managed REITs:
CPA®:16 – Global (a)	$—	$1,056	$465	$868
Other Managed REITs	651	6	656	216
Other-than-temporary impairment charges on the Special Member Interest in CPA®:16 – Global’s operating partnership, net of related deferred revenue earned (a)	—	(721)	(28)	(1,282)
Distributions of Available Cash (b)
CPA®:16 – Global	—	3,830	4,751	7,444
CPA®:17 – Global	4,590	4,847	9,269	9,124
CPA®:18 – Global	537	—	606	—
CWI	108	—	1,055	—
Equity income from the Managed REITs	5,886	9,018	16,774	16,370
Equity earnings from other equity investments:
Equity investments acquired in the CPA®:16 Merger (c)	2,848	1,013	5,052	2,020
Recently acquired equity investment (d)	380	—	380	—
Same store equity investments (e)	256	108	734	294
Equity investments sold (f)	82	20,339	82	20,914
Equity investments consolidated after the CPA®:16 Merger (g)	—	2,063	692	3,599
Total equity earnings from other equity investments in real estate	3,566	23,523	6,940	26,827
Total income from equity investments in real estate and the Managed REITs	$9,452	$32,541	$23,714	$43,197
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

(c)	We acquired our interests or additional interests in these investments in the CPA®:16 Merger.

(d)
During the six months ended June 30, 2014, we received a preferred equity position in Beach House JV, LLC, as part of a sale of a property. The preferred equity, redeemable on March 13, 2019, has an annual interest rate of 8.5%. The rights under these preferred units allow us to have significant influence over the entity. Accordingly, we account for this investment using the equity method of accounting.

(e)	Represents equity investments we held prior to January 1, 2013.

(f)	We sold one equity investment in the second quarter of 2013 and recognized a gain on the sale of $19.5 million. We also sold another equity investment in the fourth quarter of 2013.

(g)	We acquired additional interests in these investments from CPA®:16 – Global in the CPA®:16 Merger. Subsequent to the CPA®:16 Merger, we consolidate these majority-owned or wholly-owned investments.

Gain on Change in Control of Interests

2014 — In connection with the CPA®:16 Merger, we recognized a gain on change in control of interests of $73.1 million related to the difference between the carrying value and the preliminary estimated fair value of our previously-held equity

W. P. Carey 6/30/2014 10-Q – 55

interest in shares of CPA®:16 – Global’s common stock (Note 3) during the first quarter of 2014. During the second quarter of 2014, we identified certain measurement period adjustments that impacted the provisional accounting, which increased the fair value of our previously-held equity interest in shares of CPA®:16 – Global’s common stock by $1.3 million, resulting in an increase of $1.3 million in Gain on change in control of interests. In accordance with ASC 805-10-25, we did not record the measurement period adjustments during the three months ended June 30, 2014. Rather, such amounts will be reflected in all future financial statements that include the three months ended March 31, 2014.

The CPA®:16 Merger also resulted in our acquisition of the remaining interests in nine investments in which we already had a joint interest and accounted for under the equity method. Due to the change in control of the nine jointly-owned investments that occurred, we recorded a gain on change in control of interests of $30.2 million related to the difference between our carrying values and the preliminary estimated fair values of our previously-held equity interests on the acquisition date. Subsequent to the CPA®:16 Merger, we consolidate these wholly-owned investments (Note 3). During the six months ended June 30, 2014, one of these investments was sold.

Interest Expense

For the three and six months ended June 30, 2014 as compared to the same periods in 2013, interest expense increased by $22.0 million and $35.5 million, respectively, primarily due to an increase of $20.7 million and $34.8 million, respectively, as a result of mortgage loans assumed in connection with our acquisition of properties from CPA®:16 – Global in the CPA®:16 Merger. In addition, interest expense on our credit facilities and Senior Unsecured Notes increased in the aggregate by $5.5 million and $7.4 million, respectively, as a result of higher average outstanding balances in the current year periods. These increases were partially offset by decreases in interest expense of $3.2 million and $5.3 million, respectively, as a result of prepayments of non-recourse mortgage loans during the six months ended June 30, 2014 (Note 11).

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

2014 — For the three and six months ended June 30, 2014, net other expenses was $1.0 million and $6.2 million, respectively, primarily due to a loss on extinguishment of debt of $1.0 million and $4.6 million recognized in connection with the prepayment of several non-recourse mortgage loans, respectively (Note 11). During the first quarter of 2014, we also recognized a loss on extinguishment of debt of $1.5 million in the Real Estate Ownership segment in connection with entering into the Second Amended and Restated Credit Agreement and the repayment of the outstanding balances of the prior facilities, as described in Note 11.

2013 — For the three and six months ended June 30, 2013, we recognized other income of $2.2 million and $3.3 million, respectively, primarily due to unrealized gains of $1.7 million and $3.4 million recognized on the interest rate swaps acquired from CPA®:15 in the CPA®:15 Merger because these swaps did not qualify for hedge accounting. For the six months ended June 30, 2013, the gains recognized on interest rate swaps were partially offset by $0.7 million of net realized and unrealized losses on foreign currency transactions as a result of changes in foreign currency exchange rates on notes receivable from international subsidiaries.

(Provision for) Benefit from Income Taxes

2014 — For the three and six months ended June 30, 2014, we recognized a provision for income taxes of $3.1 million and benefit from income taxes of $0.9 million, respectively. The provision for income taxes recognized during the second quarter of 2014 relates to foreign taxes recognized on our international properties. For the six months ended June 30, 2014, the benefit from income taxes primarily relates to a $6.4 million deferred tax benefit associated with basis differences on certain foreign properties acquired. This deferred tax benefit was partially offset by an aggregate of $5.5 million of current foreign, state, local and franchise taxes recognized on our domestic and foreign properties.

2013 — For the three and six months ended June 30, 2013, provision for income taxes was $2.4 million and $3.6 million, respectively, primarily due to taxes on our foreign properties, a majority of which were acquired in the CPA®:15 Merger.

W. P. Carey 6/30/2014 10-Q – 56

Income from Discontinued Operations

The results of operations for properties that have been classified as held-for-sale or have been sold prior to January 1, 2014 and the properties that were acquired as held-for-sale in the CPA®:16 Merger, and with which we have no continuing involvement, are reflected in the consolidated financial statements as discontinued operations. During the six months ended June 30, 2014, we sold nine properties that were classified as held-for-sale prior to January 1, 2014. In connection with the CPA®:16 Merger, we purchased ten properties that were classified as held-for-sale from CPA®:16 – Global, all of which were sold during the six months ended June 30, 2014. Results of operations for these properties are included within discontinued operations in the consolidated financial statements.

2014 — For the three and six months ended June 30, 2014, income from discontinued operations was $26.5 million and $32.9 million, respectively, primarily due to a net gain on the sale of ten and 19 properties, respectively, of $24.6 million and $27.7 million, respectively, and income generated from the operations of these properties of $1.6 million and $6.4 million, respectively. The income for the six months ended June 30, 2014 was partially offset by a net loss on extinguishment of debt of $1.3 million recognized in connection with the repayment of several mortgage loans on six of the disposed properties.

2013 — For the three and six months ended June 30, 2013, income from discontinued operations was $4.4 million and $1.7 million, respectively, primarily due to income generated from the operations of two and four properties, respectively, of $4.7 million and $6.2 million and a net loss on the sale of these properties of $1.3 million and $0.4 million, respectively. The income in these periods was partially offset by impairment charges of $1.7 million and $5.0 million, respectively, recorded on properties sold to reduce the carrying values of the properties to their expected selling prices.

Loss on Sale of Real Estate, Net of Taxes

Loss on sale of real estate, net of taxes includes the loss on the sale of those properties that did not qualify for classification as discontinued operations (Note 15). Properties that were sold in 2014 that were not classified as held-for-sale at December 31, 2013 or upon acquisition in the CPA®:16 Merger did not qualify for classification as discontinued operations. Properties that were sold in 2013 that were subject to direct financing leases did not qualify for classification as discontinued operations.

2014 — For the three and six months ended June 30, 2014, loss on sale of real estate, net of taxes was $3.8 million. During the six months ended June 30, 2014, we sold eight properties that did not qualify for classification as discontinued operations.

2013 — For the three and six months ended June 30, 2013, loss on sale of real estate, net of taxes was $0.3 million. During the six months ended June 30, 2013, we sold one property that was classified as a direct financing lease.

Net Income Attributable to Noncontrolling Interests

For the three and six months ended June 30, 2014 as compared to the same periods in 2013, net income attributable to noncontrolling interests decreased by $0.3 million and $1.1 million, respectively, as a result of acquiring from CPA®:16 – Global in the CPA®:16 Merger the remaining interests in 12 less-than-wholly-owned investments that we had already consolidated.

Net Income from Real Estate Ownership Attributable to W. P. Carey

For the three and six months ended June 30, 2014 as compared to the same period in 2013, the resulting net income from Real Estate Ownership attributable to W. P. Carey increased by $18.4 million and $113.4 million, respectively.

AFFO

For the three and six months ended June 30, 2014 as compared to the same period in 2013, AFFO from Real Estate Ownership increased by $38.9 million and $74.9 million, respectively, primarily as a result of income earned from the properties we acquired in the CPA®:16 Merger. AFFO is a non-GAAP supplemental measure that we use to evaluate our business. For a definition of AFFO and reconciliation to net income attributable to W. P. Carey, see Supplemental Financial Measures below.

W. P. Carey 6/30/2014 10-Q – 57

Investment Management

We earn revenue as the advisor to the Managed REITs. For the periods presented (except as noted), we acted as advisor to the following affiliated, publicly-owned, non-listed, Managed REITs: CPA®:16 – Global (through January 31, 2014), CPA®:17 – Global, CPA®:18 – Global (since May 2013) and CWI. We are currently considering alternatives for expanding our investment management operations by raising funds in addition to the existing Managed REITs, although there can be no assurance that we will pursue any of these initiatives. These new funds could invest primarily in assets other than net-lease real estate and include funds raised through publicly-traded vehicles, either in the U.S. or internationally.

The following tables present other operating data that management finds useful in evaluating result of operations (dollars in millions):

	June 30, 2014	December 31, 2013
Total properties — Managed REITs (a)	475	789
Assets under management — Managed REITs (b)	$8,218.4	$9,728.4
Cumulative funds raised — CPA®:18 – Global offering (c) (d)	1,035.0	237.3
Cumulative funds raised — CWI offerings (c) (e)	687.1	575.8

	For the Six Months Ended June 30,
	2014	2013
Financings structured — Managed REITs	$594.9	$482.1
Investments structured — Managed REITs	934.2	497.8
Funds raised — CPA®:18 – Global offering (c) (d)	797.7	—
Funds raised — CWI offerings (c) (e)	111.3	208.3
___________

(a)
Includes properties owned by CPA®:16 – Global, CPA®:17 – Global and CPA®:18 – Global in 2013. Total properties at June 30, 2014 excludes properties owned by CPA®:16 – Global prior to the CPA®:16 Merger on January 31, 2014. Includes hotels owned by CWI for all periods.

(b)	Represents the estimated fair value of the real estate assets owned by the Managed REITs, which was calculated by us as the advisor to the Managed REITs based in part upon third-party appraisals.

(c)	Excludes reinvested distributions through each entity’s distribution reinvestment plan.

(d)	Reflects funds raised since the commencement of CPA®:18 – Global’s initial public offering in May 2013.

(e)	Reflects funds raised in CWI’s initial public offering, which was terminated on September 15, 2013, and CWI’s follow-on offering, which commenced on December 20, 2013.

W. P. Carey 6/30/2014 10-Q – 58

Below is a summary of comparative results of our Investment Management segment (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Revenues
Reimbursable costs	$41,925	$15,467	$26,458	$81,657	$27,435	$54,222
Structuring revenue	17,254	6,422	10,832	35,005	12,764	22,241
Asset management revenue	9,045	10,355	(1,310)	18,822	20,369	(1,547)
Dealer manager fees	7,949	2,320	5,629	14,626	3,542	11,084
	76,173	34,564	41,609	150,110	64,110	86,000
Operating Expenses
Reimbursable costs from affiliates	41,925	15,467	26,458	81,657	27,435	54,222
General and administrative	8,894	10,029	(1,135)	19,957	20,746	(789)
Stock-based compensation expense	7,737	7,519	218	14,560	16,494	(1,934)
Dealer manager fees and expenses	6,285	3,163	3,122	11,710	5,126	6,584
Subadvisor fees	2,451	985	1,466	2,469	1,670	799
Depreciation and amortization	953	1,055	(102)	2,271	2,043	228
	68,245	38,218	30,027	132,624	73,514	59,110
Other Income and Expenses
Other income and (expenses)	161	239	(78)	(167)	529	(696)
	161	239	(78)	(167)	529	(696)
Income (loss) from continuing operations before income taxes	8,089	(3,415)	11,504	17,319	(8,875)	26,194
(Provision for) benefit from income taxes	(4,911)	3,530	(8,441)	(11,202)	5,912	(17,114)
Net Income from Investment Management	3,178	115	3,063	6,117	(2,963)	9,080
Net (income) loss attributable to noncontrolling interests	(19)	(98)	79	(208)	419	(627)
Net loss (income) attributable to redeemable noncontrolling interest	111	43	68	(151)	93	(244)
Net Income (Loss) from Investment Management Attributable to W. P. Carey	$3,270	$60	$3,210	$5,758	$(2,451)	$8,209
AFFO from Investment Management	$11,010	$336	$10,674	$30,297	$9,635	$20,662

Reimbursable Costs

Reimbursable costs represent costs incurred by us on behalf of the Managed REITs, consisting primarily of broker-dealer commissions and marketing and personnel costs, which are reimbursed by the Managed REITs and are reflected as a component of both revenues and expenses.

For the three and six months ended June 30, 2014 as compared to the same periods in 2013, reimbursable costs increased by $26.5 million and $54.2 million, respectively, primarily due to the $30.8 million and $63.4 million, respectively, in commissions paid to broker-dealers related to the CPA®:18 – Global initial public offering, which commenced in May 2013, partially offset by a decrease of $3.6 million and $7.7 million, respectively, in commissions paid to broker-dealers related to the CWI public offerings due to the corresponding decrease in funds raised in the current year periods compared to the prior year periods.

Structuring Revenue

We earn structuring revenue when we structure investments and debt placement transactions for the Managed REITs. Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation.

For the three and six months ended June 30, 2014 as compared to the same periods in 2013, structuring revenue increased by $10.8 million and $22.2 million, respectively. During the three and six months ended June 30, 2014, we earned structuring

W. P. Carey 6/30/2014 10-Q – 59

revenue of $4.2 million and $21.1 million, respectively, from CPA®:18 – Global as a result of investments we structured on its behalf. Structuring revenue also increased by $5.8 million and $2.4 million, respectively, from CWI as a result of higher investment volume in the current year periods as compared to the same periods in the prior year.

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

For the three and six months ended June 30, 2014 as compared to the same periods in 2013, asset management revenue decreased by $1.3 million and $1.5 million, respectively. Asset management revenue decreased by $4.5 million and $7.5 million, respectively, as a result of the cessation of asset management revenue earned from CPA®:16 – Global after the CPA®:16 Merger on January 31, 2014. This decrease was partially offset by an aggregate increase of $2.6 million and $5.1 million, respectively, during the three and six months ended June 30, 2014 as compared to the same periods in 2013 from CPA®:17 – Global and CWI as a result of new investments that these entities entered into during 2013 and 2014. We also received asset management revenue of $0.6 million and $0.9 million from CPA®:18 – Global during the three and six months ended June 30, 2014, respectively, as a result of new investments that it entered into since the commencement of its offering in May 2013.

Dealer Manager Fees

As discussed in Note 4, we earned a dealer manager fee of $0.35 per share sold in connection with CPA®:17 – Global’s follow-on offering, which commenced on April 7, 2011 and terminated on January 31, 2013. We also earned a $0.30 dealer manager fee per share sold in connection with CWI’s initial and follow-on offerings. In addition, we receive dealer manager fees depending on the class of common stock sold, of $0.30 or $0.21 per share sold, for its class A common stock and class C common stock, respectively, in connection with CPA®:18 – Global’s public offering. CPA®:18 – Global terminated sales of its class A common stock as of June 30, 2014. We re-allow a portion of the dealer manager fees to selected dealers in the offerings. Dealer manager fees that are not re-allowed are classified as Dealer manager fees from affiliates in the consolidated financial statements. Dealer manager fees earned are generally offset by costs incurred in connection with the offerings, which are included in Dealer manager fees and expenses in the consolidated financial statements.

For the three and six months ended June 30, 2014 as compared to the same periods in 2013, dealer manager fees increased by $5.6 million and $11.1 million, respectively. The increase was primarily due to $6.4 million and $12.8 million in fees earned for the three and six months ended June 30, 2014, respectively, in connection with the sale of CPA®:18 – Global shares in its initial public offering, which commenced in May 2013. This increase was primarily offset by a decrease in the fees earned in connection with CWI’s follow-on offering of $0.8 million and $1.7 million for the three and six months ended June 30, 2014, respectively, due to the lower level of CWI shares sold during the current year periods as compared to the same periods in the prior year.

General and Administrative

As discussed in Note 4, certain personnel and overhead costs are charged to the CPA® REITs and our real estate portfolio based on the trailing 12-month reported revenues of the CPA® REITs, CWI and us. We also began to allocate personnel and overhead costs to CWI on January 1, 2014 based on the time incurred by our personnel.

For the three months ended June 30, 2014 as compared to the same period in 2013, general and administrative expenses decreased by $1.1 million, primarily due to $4.6 million in personnel and overhead costs allocated to the Real Estate Ownership segment due to its increased revenues after the CPA®:16 Merger on January 31, 2014. This decrease was partially offset by (i) an increase of $0.4 million in commissions paid to investment officers as a result of higher investment volume in the current year period as compared to the same period in the prior year; (ii) an increase of $1.7 million in compensation expense due to increased headcount; and (iii) an aggregate increase of $1.3 million in professional fees and business development expenses related to travel and entertainment.

For the six months ended June 30, 2014 as compared to the same period in 2013, general and administrative expenses decreased by $0.8 million, primarily due to $8.2 million in personnel and overhead costs allocated to the Real Estate Ownership segment due to its increased revenues after the CPA®:16 Merger on January 31, 2014. This decrease was partially

W. P. Carey 6/30/2014 10-Q – 60

offset by (i) an increase of $2.6 million in commissions paid to investment officers as a result of higher investment volume in the current year period as compared to the same period in the prior year; (ii) an increase of $2.5 million in compensation expense; and (iii) an aggregate increase of $2.3 million in rent expense and professional fees as a result of additional office space obtained during the second quarter of 2013, and business development expenses related to travel and entertainment.

Stock-based Compensation Expense

For a description of our equity plans and awards, please see Note 13.

For the three months ended June 30, 2014 as compared to the same period in 2013, stock-based compensation expense increased by $0.2 million, primarily due to a $0.3 million increase in the expectation adjustment for the payout of PSUs that were granted during 2014, as compared to the expectation adjustment for the payout of PSUs that were granted during 2012.

For the six months ended June 30, 2014 as compared to the same period in 2013, stock-based compensation expense decreased by $1.9 million, primarily due to a $2.5 million decrease in the expectation adjustment for the payout of PSUs that were granted during 2014, as compared to the expectation adjustment for the payout of PSUs that were granted during 2012.

Dealer Manager Fees and Expenses

Dealer manager fees earned are generally offset by costs incurred in connection with the offerings, which are included in Dealer manager fees and expenses in the consolidated financial statements.

For the three and six months ended June 30, 2014 as compared to the same period in 2013, dealer manager fees and expenses increased by $3.1 million and $6.6 million, respectively, primarily due to expenses paid in connection with the sale of CPA®:18 – Global shares in its initial public offering, which commenced in May 2013.

Subadvisor Fees

As discussed in Note 4, we earn investment management revenue from CWI. Pursuant to the terms of the subadvisory agreement, we pay a subadvisory fee equal to 20% of the amount of fees paid to us by CWI, including but not limited to: acquisition fees, asset management fees, loan refinancing fees, property management fees, and subordinated disposition fees, each as defined in the advisory agreement. We also pay to the subadvisor 20% of the net proceeds resulting from any sale, financing, or recapitalization of, or sale of securities by, us, the advisor.

For the three and six months ended June 30, 2014 as compared to the same periods in 2013, subadvisor fees increased by $1.5 million and $0.8 million, respectively, primarily due to increased fees earned from CWI as a result of higher acquisition volume in the current year periods as compared to the same periods in the prior year.

(Provision for) Benefit from Income Taxes

2014 — For the three and six months ended June 30, 2014, we recognized a provision for income taxes of $4.9 million and $11.2 million, respectively. The provision for income taxes recognized during the three months ended June 30, 2014 was related to pre-tax income recognized by our TRSs. The provision for income taxes recognized during the six months ended June 30, 2014 was primarily due to a provision for income taxes of $4.8 million due to a permanent difference from the recognition of deferred revenue as a result of the accelerated vesting of shares previously issued by CPA®:16 – Global for asset management and performance fees and the payment of deferred acquisition fees in connection with the CPA®:16 Merger. In addition, the provision related to pre-tax income recognized by our TRSs was $6.4 million.

2013 — For the three and six months ended June 30, 2013, benefit from income taxes was $3.5 million and $5.9 million, respectively, primarily due to the net loss recognized in this segment and higher compensation-related deductions during the three and six months ended June 30, 2013.

Net Income from Investment Management Attributable to W. P. Carey

For the three months ended June 30, 2014 as compared to the same period in 2013, the resulting net income from Investment Management increased by $3.2 million. For the six months ended June 30, 2014, the resulting net income from Investment Management was $5.8 million, compared to net loss from Investment Management of $2.5 million recognized in the same period in 2013.

W. P. Carey 6/30/2014 10-Q – 61

AFFO

For the three and six months ended June 30, 2014 as compared to the same periods in 2013, AFFO from our Investment Management segment increased by $10.7 million and $20.7 million, respectively, primarily due to a significant increase in structuring revenue. AFFO is a non-GAAP measure that we use to evaluate our business. For a definition of AFFO and reconciliation to net income attributable to W. P. Carey, see Supplemental Financial Measures below.

Financial Condition

Sources and Uses of Cash During the Period

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund distributions to stockholders. Our cash flows fluctuate from period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of the receipt of proceeds from, and the repayment of, mortgage loans and receipt of lease revenues, the receipt of the annual installment of deferred acquisition revenue and interest thereon from the CPA® REITs, our election to receive asset management fees in either shares of the Managed REITs’ common stock or cash, the timing and characterization of distributions from equity investments in real estate and the Managed REITs, the receipt of distributions of Available Cash from the Managed REITs, and changes in foreign currency exchange rates. Despite these fluctuations, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of mortgage loans, unused capacity on our Revolver, net contributions from noncontrolling interests, and the issuance of additional debt or equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

Net cash provided by operating activities increased by $97.2 million during the six months ended June 30, 2014 as compared to the same period in 2013, primarily due to operating cash flow generated from the properties we acquired in the CPA®:16 Merger.

Investing Activities

Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property-related costs. In connection with the CPA®:16 Merger, we paid $1.3 million, representing the cash portion of the Merger Consideration to CPA®:16 – Global stockholders and acquired $65.4 million of cash.

During the six months ended June 30, 2014, we acquired two properties for a total of $88.3 million. Funds totaling $242.4 million and $139.3 million were invested in and released from, respectively, lender-held and other escrow accounts. We also used $13.5 million primarily to make capital improvements to various properties and to fund a build-to-suit transaction and used $7.7 million to purchase securities. We received $8.9 million in distributions from equity investments in real estate and the Managed REITs in excess of cumulative equity income. We also received cash proceeds totaling $280.8 million from the sale of 24 properties. In order to facilitate an acquisition by CWI, we made an $11.0 million loan to CWI during the six months ended June 30, 2014. The loan was repaid in full prior to maturity on July 22, 2014.

W. P. Carey 6/30/2014 10-Q – 62

Financing Activities

During the six months ended June 30, 2014, we paid distributions to stockholders of $158.3 million and paid distributions of $12.0 million to affiliates who hold noncontrolling interests in various entities with us. We made scheduled mortgage loan principal payments of $61.6 million. During the six months ended June 30, 2014, in connection with our long-term plan to become a primarily unsecured borrower, we prepaid 19 non-recourse mortgage loans with an aggregate outstanding principal balance of $201.8 million. We drew down $6.6 million on a construction loan in relation to a build-to-suit transaction during the six months ended June 30, 2014. We received $498.2 million in net proceeds from the issuance of the Senior Unsecured Notes, which we used to pay off the outstanding balance on the Revolver at that time. Net borrowings under our senior credit facility decreased overall by $98.3 million during the six months ended June 30, 2014. The decrease was comprised of gross borrowings of $1.0 billion and repayments of $1.3 billion, which was inclusive of the repayment of a $170.0 million line of credit facility assumed from the CPA®:16 Merger. In connection with the Second Amended and Restated Credit Agreement and the issuance of the Senior Unsecured Notes, we incurred financing costs totaling $12.2 million. We recognized windfall tax benefits of $5.4 million in connection with the exercise of employee stock options and the vesting of PSUs and RSUs, which reduced our tax liability to various taxing authorities.

Summary of Financing

The table below summarizes our non-recourse debt, our credit facility and our Senior Unsecured Notes (dollars in thousands):

	June 30, 2014	December 31, 2013
Carrying Value
Fixed rate (a)	$2,838,610	$1,139,122
Variable rate (b) (c)	959,760	928,288
Total	$3,798,370	$2,067,410

Percent of Total Debt
Fixed rate (a)	75%	55%
Variable rate (b)	25%	45%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate (a)	5.4%	5.3%
Variable rate (b)	2.5%	2.7%

____________

(a)	Fixed-rate debt at June 30, 2014 included $500.0 million Senior Unsecured Notes.

(b)
Variable-rate debt at June 30, 2014 included (i) $476.7 million outstanding under our Senior Unsecured Credit Facility, which includes $226.7 million outstanding under the Revolver and $250.0 million outstanding under the Term Loan Facility, (ii) $434.6 million of non-recourse mortgage loan obligations that have been effectively converted to fixed rates through interest rate swap and cap derivative instruments, (iii) $34.0 million in non-recourse mortgage loan obligations that bore interest at floating rates, and (iv) $14.5 million in non-recourse mortgage loan obligations that bore interest at fixed rates but have interest rate reset features that may change the interest rates to then-prevailing market rates (subject to specified caps) at certain points during their term.

(c)	As described in Note 11, in January 2014, the Prior Senior Credit Facility and Unsecured Term Loan were repaid and terminated with borrowings under the Senior Unsecured Credit Facility.

Cash Resources

At June 30, 2014, our cash resources consisted of the following:

•
Cash and cash equivalents totaling $215.0 million. Of this amount, $136.7 million, at then-current exchange rates, was held in foreign subsidiaries and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

W. P. Carey 6/30/2014 10-Q – 63

•
Our Revolver, with unused capacity of $773.3 million, excluding amounts reserved for outstanding letters of credit. Our lender has issued letters of credit totaling $1.0 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under the facility; and

•
We also had unleveraged properties that had an aggregate carrying value of $1.6 billion at June 30, 2014, although there can be no assurance that we would be able to obtain financing for these properties.

Credit Facility and Unsecured Term Loan

Our credit facility and Unsecured Term Loan are more fully described in Note 11. A summary of our credit facility and Unsecured Term Loan is provided below (in thousands):

	June 30, 2014		December 31, 2013
	Outstanding Balance	Maximum Available	Outstanding Balance	Maximum Available
Senior Unsecured Credit Facility and Prior Senior Credit Facility:
Revolver	$226,700	$1,000,000	$100,000	$450,000
Term Loan Facility	250,000	250,000	175,000	175,000
Unsecured Term Loan	—	—	300,000	300,000

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new properties, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, making scheduled interest payments on the Senior Unsecured Notes and scheduled mortgage loan principal payments, including mortgage balloon payments totaling $194.4 million, as well as other normal recurring operating expenses. We currently expect to use the proceeds from our Revolver to pay off these maturing mortgage loans. There are no mortgage balloon payments due on our equity investments during the next 12 months.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at June 30, 2014 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$2,819,180	$345,914	$987,018	$583,432	$902,816
Interest on borrowings (b)	869,607	173,523	290,209	164,294	241,581
Senior Unsecured Notes — principal (c)	500,000	—	—	—	500,000
Senior Unsecured Credit Facility — principal (d)	476,700	—	250,000	226,700	—
Operating and other lease commitments (e)	86,664	5,565	11,380	11,664	58,055
Build-to-suit commitments	41,743	41,743	—	—	—
Property improvement commitments	4,203	4,203	—	—	—
	$4,798,097	$570,948	$1,538,607	$986,090	$1,702,452

___________

(a)
 Excludes the unamortized fair market value adjustment of $4.2 million resulting from the assumption of property-level debt in connection with the CPA®:15 Merger and CPA®:16 Merger, and the unamortized discount on the Senior Unsecured Notes of $1.7 million (Note 11).

W. P. Carey 6/30/2014 10-Q – 64

(b)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at June 30, 2014.

(c)	Our $500.0 million Senior Unsecured Notes are scheduled to mature on April 1, 2024.

(d)	Our Revolver is scheduled to mature on January 31, 2018 and our Term Loan Facility is scheduled to mature on January 31, 2016.

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

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at June 30, 2014, which consisted primarily of the euro. At June 30, 2014, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

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

We believe that AFFO is a useful supplemental measure for investors to consider as we believe it will help them to better assess the sustainability of our operating performance without the potentially distorting impact of these short-term fluctuations. However, there are limits on the usefulness of AFFO to investors. For example, impairment charges and unrealized foreign currency losses that we exclude may become actual realized losses upon the ultimate disposition of the properties in the form of lower cash proceeds or other considerations. We use our FFO and AFFO measures as supplemental financial measures of operating performance. We do not use our FFO and AFFO measures as, nor should they be considered to be, alternatives to net earnings computed under GAAP or as alternatives to cash from operating activities computed under GAAP or as indicators of our ability to fund our cash needs.

W. P. Carey 6/30/2014 10-Q – 65

FFO and AFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Real Estate Ownership
Net income from Real Estate Ownership attributable to W. P. Carey	$61,469	$43,107	$173,157	$59,799
Adjustments:
Depreciation and amortization of real property	62,354	30,170	113,974	59,857
Impairment charges	2,066	1,671	2,066	4,950
Gain on sale of real estate, net	(25,582)	(981)	(28,758)	(50)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Gain on sale of real estate, net	—	(19,461)	—	(19,461)
Depreciation and amortization of real property	533	3,157	1,798	6,311
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(2,586)	(4,247)	(6,078)	(8,514)
Total adjustments	36,785	10,309	83,002	43,093
FFO (as defined by NAREIT) — Real Estate Ownership	98,254	53,416	256,159	102,892
Adjustments:
Gain on change in control of interests (a)	—	—	(104,645)	—
Merger and acquisition expenses (b)	915	218	30,426	329
Loss (gain) on extinguishment of debt	721	(141)	8,184	(67)
Other gains, net	(13)	—	(16)	(270)
Other depreciation, amortization and non-cash charges	1,719	(515)	2,202	285
Stock-based compensation	220	911	440	1,085
Deferred tax benefit	(1,246)	(21)	(7,190)	(1,046)
Acquisition expenses (c)	224	2,909	325	2,909
Realized losses on foreign currency, derivatives and other	156	102	811	154
Amortization of deferred financing costs	999	549	1,872	1,060
Straight-line and other rent adjustments	(8,999)	(2,277)	(11,668)	(4,446)
Above- and below-market rent intangible lease amortization, net	17,124	7,237	30,610	14,493
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at AFFO:
Other depreciation, amortization and non-cash charges	62	174	155	369
Straight-line rent and other rent adjustments	(98)	(166)	(200)	(354)
Above- and below-market rent intangible lease amortization, net	4	271	18	542
AFFO adjustments to equity earnings from equity investments	935	10,718	3,872	19,967
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	259	(1,083)	(1,158)	(2,644)
Total adjustments	12,982	18,886	(45,962)	32,366
AFFO — Real Estate Ownership	$111,236	$72,302	$210,197	$135,258

Investment Management
Net income (loss) from Investment Management attributable to W. P. Carey	$3,270	$60	$5,758	$(2,451)
FFO (as defined by NAREIT) — Investment Management	3,270	60	5,758	(2,451)
Adjustments:
Merger-related income tax expense (b)	—	—	13,867	—
Other depreciation, amortization and other non-cash charges	—	253	937	515
Stock-based compensation	7,737	7,518	14,560	16,493
Deferred tax benefit	—	(7,815)	(4,986)	(5,562)
Realized losses on foreign currency	3	2	9	4
Amortization of deferred financing costs	—	318	152	636
Total adjustments	7,740	276	24,539	12,086
AFFO — Investment Management	$11,010	$336	$30,297	$9,635

Total Company
FFO — as defined by NAREIT	$101,524	$53,476	$261,917	$100,441
AFFO	$122,246	$72,638	$240,494	$144,893

W. P. Carey 6/30/2014 10-Q – 66

__________

(a)
Gain on change in control of interests for the six months ended June 30, 2014 represents a gain of $74.4 million recognized on our previously-held interest in shares of CPA®:16 – Global common stock and a gain of $30.2 million recognized on the purchase of the remaining interests in nine investments from CPA®:16 – Global, which we had previously accounted for under the equity method. During the six months ended June 30, 2014, one of these investments was sold. During the second quarter of 2014, we identified certain measurement period adjustments that impacted the provisional accounting, which increased the fair value of our previously-held equity interest in shares of CPA®:16 – Global’s common stock by $1.3 million, resulting in an increase of $1.3 million in Gain on change in control of interests. In accordance with Accounting Standard Codification, or ASC, 805-10-25, we did not record the measurement period adjustments during the three months ended June 30, 2014. Rather, such amounts will be reflected in all future financial statements that include the three months ended March 31, 2014.

(b)
Amount for the six months ended June 30, 2014 included $30.4 million of merger expense for the Real Estate Ownership segment and $13.9 million of merger-related income tax expense for the Investment Management segment incurred in connection with the CPA®:16 Merger.

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable-rate debt service obligations of the loan to a fixed rate or limit the underlying interest rate from exceeding a specified strike rate, respectively. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At June 30, 2014, we estimated that the net fair value of our interest rate swaps and caps, which are included in Other assets,

W. P. Carey 6/30/2014 10-Q – 67

net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $15.8 million (Note 10).

At June 30, 2014, a significant portion (approximately 75%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at June 30, 2014 ranged from 3.2% to 7.6%. The contractual annual interest rates on our variable-rate debt at June 30, 2014 ranged from 1.2% to 7.6%. Our debt obligations are more fully described under Financial Condition – Summary of Financing, in Item 2 above. The following table presents principal cash outflows for the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter, based upon expected maturity dates of our debt obligations outstanding at June 30, 2014 (in thousands):

	2014 (remainder)	2015	2016	2017	2018	Thereafter	Total	Fair value
Fixed-rate debt (a)	$120,742	$185,051	$325,396	$729,179	$136,336	$1,336,313	$2,833,017	$2,865,513
Variable-rate debt (a)	$113,444	$23,959	$265,382	$71,517	$389,045	$99,516	$962,863	$949,672
 ___________

(a)	Amounts are based on the exchange rate at June 30, 2014, as applicable.

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or that has been subject to interest rate caps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at June 30, 2014 by an aggregate increase of $112.1 million or an aggregate decrease of $114.7 million, respectively. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed-rates at June 30, 2014 would increase or decrease by $5.1 million for each respective 1% change in annual interest rates. As more fully described under Financial Condition – Summary of Financing in Item 2 above, a portion of the debt classified as variable-rate debt in the tables above bore interest at fixed rates at June 30, 2014 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own investments in the European Union and Asia and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro and the British pound sterling and certain other currencies, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the net cash flow from that investment. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of various foreign currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the six months ended June 30, 2014, we recognized net realized loss and unrealized foreign currency transaction gain of $0.1 million and $0.1 million, respectively. These losses and gains are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the euro on accrued interest receivable on notes receivable from consolidated subsidiaries.

We enter into foreign currency forward contracts to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. The net estimated fair value of our foreign currency forward contracts, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a liability position of $12.5 million at June 30, 2014. We obtain non-recourse mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

W. P. Carey 6/30/2014 10-Q – 68

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations as of June 30, 2014, for the remainder of 2014, each of the next four years following December 31, 2014, and thereafter are as follows (in thousands):

Lease Revenues (a)	2014 (remainder)	2015	2016	2017	2018	Thereafter	Total
Euro (c)	$100,842	$194,914	$188,885	$178,340	$163,134	$1,143,032	$1,969,147
British pound sterling (d)	5,974	11,612	11,504	11,570	11,695	140,148	192,503
Other foreign currencies (e)	4,007	7,979	7,981	7,992	7,997	38,238	74,194
	$110,823	$214,505	$208,370	$197,902	$182,826	$1,321,418	$2,235,844

Scheduled debt service payments (principal and interest) for mortgage notes payable for our foreign operations as of June 30, 2014, for the remainder of 2014, each of the next four years following December 31, 2014, and thereafter are as follows (in thousands):

Debt service (a) (b)	2014 (remainder)	2015	2016	2017	2018	Thereafter	Total
Euro (c)	$230,712	$160,088	$170,648	$449,877	$162,257	$80,585	$1,254,167
British pound sterling (d)	1,219	19,431	1,070	1,070	1,070	17,973	41,833
Other foreign currencies (e)	6,573	3,286	3,269	8,624	10,394	5,410	37,556
	$238,504	$182,805	$174,987	$459,571	$173,721	$103,968	$1,333,556

__________

(a)	Amounts are based on the applicable exchange rates at June 30, 2014. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at June 30, 2014.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property level cash flow at June 30, 2014 of $7.1 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property level cash flow at June 30, 2014 of $1.5 million.

(e)	Other foreign currencies consist of the Canadian dollar, the Malaysian ringgit, the Swedish krona, and the Thai baht.

As a result of scheduled balloon payments on our international non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2014 and 2017. In 2014 and 2017, balloon payments totaling $194.4 million and $430.5 million, respectively, are due on nine and ten non-recourse mortgage loans, respectively, that are collateralized by properties that we own with affiliates. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If that has not occurred, we would expect to use our cash resources, including unused capacity on our Revolver, to make these payments, if necessary.

W. P. Carey 6/30/2014 10-Q – 69

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2014 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

W. P. Carey 6/30/2014 10-Q – 70

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
101
The following materials from W. P. Carey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Equity for the six months ended June 30, 2014 and the year ended December 31, 2013, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

W. P. Carey 6/30/2014 10-Q – 71

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.
Date:	August 7, 2014
		By:	/s/ Catherine D. Rice
Catherine D. Rice
Chief Financial Officer
(Principal Financial Officer)

Date:	August 7, 2014
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 6/30/2014 10-Q – 72

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
101
The following materials from W. P. Carey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Equity for the six months ended June 30, 2014 and the year ended December 31, 2013, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.
Filed herewith