Form 10-Q
period 2014-09-30
W. P. Carey Inc.
filed 2014-11-06
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
or

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

Registrant has 104,015,348 shares of common stock, $0.001 par value, outstanding at October 31, 2014.

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

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

W. P. Carey 9/30/2014 10-Q – 1

PART I
Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
Assets
Investments in real estate:
Real estate, at cost (inclusive of $203,173 and $78,782, respectively, attributable to variable interest entities, or VIEs)	$4,572,313	$2,516,325
Operating real estate, at cost (inclusive of $38,714 and $0, respectively, attributable to VIEs)	84,594	6,024
Accumulated depreciation (inclusive of $23,272 and $18,238, respectively, attributable to VIEs)	(243,639)	(168,958)
Net investments in properties	4,413,268	2,353,391
Net investments in direct financing leases (inclusive of $62,975 and $18,089, respectively, attributable to VIEs)	838,475	363,420
Assets held for sale	—	86,823
Equity investments in real estate and the Managed REITs	218,103	530,020
Net investments in real estate	5,469,846	3,333,654
Cash and cash equivalents (inclusive of $2,130 and $37, respectively, attributable to VIEs)	530,276	117,519
Due from affiliates	26,075	32,034
Goodwill	702,791	350,208
In-place lease intangible assets, net (inclusive of $21,915 and $3,385, respectively, attributable to VIEs)	935,008	467,127
Above-market rent intangible assets, net (inclusive of $14,252 and $2,544, respectively, attributable to VIEs)	545,462	241,975
Other assets, net (inclusive of $20,945 and $4,246, respectively, attributable to VIEs)	291,991	136,433
Total assets	$8,501,449	$4,678,950
Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of $131,215 and $29,042, respectively, attributable to VIEs)	$2,702,133	$1,492,410
Senior unsecured credit facility and unsecured term loan	618,945	575,000
Senior unsecured notes	498,300	—
Below-market rent and other intangible liabilities, net (inclusive of $9,555 and $3,481, respectively, attributable to VIEs)	178,070	128,202
Accounts payable, accrued expenses and other liabilities (inclusive of $6,069 and $2,988, respectively, attributable to VIEs)	294,364	166,385
Deferred income taxes (inclusive of $670 and $0, respectively, attributable to VIEs)	96,372	39,040
Distributions payable	98,996	67,746
Total liabilities	4,487,180	2,468,783
Redeemable noncontrolling interest	6,346	7,436
Commitments and contingencies (Note 12)
Equity:
W. P. Carey stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 105,058,582 and 69,299,949 shares issued, respectively; and 104,014,166 and 68,266,570 shares outstanding, respectively	105	69
Additional paid-in capital	4,313,896	2,256,503
Distributions in excess of accumulated earnings	(399,116)	(318,577)
Deferred compensation obligation	30,624	11,354
Accumulated other comprehensive (loss) income	(21,271)	15,336
Less: treasury stock at cost, 1,044,416 and 1,033,379 shares, respectively	(60,948)	(60,270)
Total W. P. Carey stockholders’ equity	3,863,290	1,904,415
Noncontrolling interests	144,633	298,316
Total equity	4,007,923	2,202,731
Total liabilities and equity	$8,501,449	$4,678,950
 See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2014 10-Q – 2

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Real estate revenues:
Lease revenues	$149,243	$75,702	$420,563	$222,145
Operating property revenues	8,338	248	21,580	706
Reimbursable tenant costs	6,271	3,624	18,034	9,781
Lease termination income and other	360	236	15,841	1,319
	164,212	79,810	476,018	233,951
Revenues from the Managed REITs:
Reimbursable costs	14,722	23,259	96,379	50,694
Asset management revenue	9,088	10,961	27,910	31,330
Structuring revenue	5,487	14,775	40,492	27,539
Dealer manager fees	2,436	3,787	17,062	7,329
	31,733	52,782	181,843	116,892
	195,945	132,592	657,861	350,843
Operating Expenses
Depreciation and amortization	59,524	30,534	175,642	89,681
Reimbursable tenant and affiliate costs	20,993	26,883	114,413	60,475
General and administrative	20,261	15,739	62,066	47,336
Property expenses, excluding reimbursable tenant costs	10,391	1,824	30,021	5,871
Stock-based compensation expense	7,979	7,852	22,979	25,430
Impairment charges	4,225	—	6,291	—
Dealer manager fees and expenses	3,847	4,296	15,557	9,421
Merger and property acquisition expenses	618	3,630	31,369	6,879
Subadvisor fees	381	867	2,850	2,537
	128,219	91,625	461,188	247,630
Other Income and Expenses
Net income from equity investments in real estate and the Managed REITs	11,610	9,180	35,324	52,377
Gain on change in control of interests	—	—	104,645	—
Interest expense	(46,534)	(26,262)	(133,342)	(77,596)
Other income and (expenses)	(4,080)	2,778	(10,403)	6,627
	(39,004)	(14,304)	(3,776)	(18,592)
Income from continuing operations before income taxes and gain (loss) on sale of real estate	28,722	26,663	192,897	84,621
Provision for income taxes	(901)	(5,391)	(11,175)	(3,050)
Income from continuing operations before gain (loss) on sale of real estate	27,821	21,272	181,722	81,571
Income from discontinued operations, net of tax	235	378	33,063	2,066
Gain (loss) on sale of real estate, net of tax	260	—	(3,482)	(332)
Net Income	28,316	21,650	211,303	83,305
Net income attributable to noncontrolling interests	(993)	(2,912)	(4,914)	(7,312)
Net loss (income) attributable to redeemable noncontrolling interest	14	(232)	(137)	(139)
Net Income Attributable to W. P. Carey	$27,337	$18,506	$206,252	$75,854
Basic Earnings Per Share
Income from continuing operations attributable to W. P. Carey	$0.27	$0.27	$1.78	$1.08
Income (loss) from discontinued operations attributable to W. P. Carey	—	—	0.34	0.02
Net Income Attributable to W. P. Carey	$0.27	$0.27	$2.12	$1.10
Diluted Earnings Per Share
Income from continuing operations attributable to W. P. Carey	$0.27	$0.27	$1.76	$1.06
Income (loss) from discontinued operations attributable to W. P. Carey	—	—	0.34	0.02
Net Income Attributable to W. P. Carey	$0.27	$0.27	$2.10	$1.08
Weighted-Average Shares Outstanding
Basic	100,282,082	68,397,176	96,690,675	68,719,264
Diluted	101,130,448	69,400,825	97,728,981	69,846,320
Amounts Attributable to W. P. Carey
Income from continuing operations, net of tax	$27,107	$18,541	$173,016	$74,809
Income (loss) from discontinued operations, net of tax	230	(35)	33,236	1,045
Net Income	$27,337	$18,506	$206,252	$75,854
Distributions Declared Per Share	$0.940	$0.860	$2.735	$2.520

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2014 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income	$28,316	$21,650	$211,303	$83,305
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(55,096)	17,675	(52,140)	13,017
Realized and unrealized gain (loss) on derivative instruments	16,151	(4,013)	11,587	1,242
Change in unrealized loss on marketable securities	(12)	—	—	—
	(38,957)	13,662	(40,553)	14,259
Comprehensive (Loss) Income	(10,641)	35,312	170,750	97,564

Amounts Attributable to Noncontrolling Interests
Net income	(993)	(2,912)	(4,914)	(7,312)
Foreign currency translation adjustments	3,504	(2,031)	3,951	(984)
Comprehensive loss (income) attributable to noncontrolling interests	2,511	(4,943)	(963)	(8,296)
Amounts Attributable to Redeemable Noncontrolling Interest
Net loss (income)	14	(232)	(137)	(139)
Foreign currency translation adjustments	(32)	(21)	(5)	—
Comprehensive income attributable to redeemable noncontrolling interest	(18)	(253)	(142)	(139)
Comprehensive (Loss) Income Attributable to W. P. Carey	$(8,148)	$30,116	$169,645	$89,129

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2014 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Nine Months Ended September 30, 2014 and Year Ended December 31, 2013
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
			Additional	in Excess of	Deferred	Other		Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	Treasury	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Income (Loss)	Stock	Stockholders	Interests	Total
Balance at January 1, 2013	68,485,525	$69	$2,175,820	$(172,182)	$8,358	$(4,649)	$(20,270)	$1,987,146	$270,177	$2,257,323
Reclassification of Estate Shareholders’ shares from temporary equity to permanent equity			40,000					40,000		40,000
Exercise of stock options and employee purchase under the employee share purchase plan	55,423		2,312					2,312		2,312
Grants issued in connection with services rendered	295,304							—		—
Shares issued under share incentive plans	47,289		(9,183)					(9,183)		(9,183)
Contributions from noncontrolling interests								—	65,145	65,145
Windfall tax benefits - share incentive plans			12,817					12,817		12,817
Amortization of stock-based compensation expense			34,737		2,459			37,196		37,196
Distributions to noncontrolling interests								—	(71,820)	(71,820)
Distributions declared ($3.39 per share)				(245,271)	537			(244,734)		(244,734)
Purchase of treasury stock from related party	(616,971)						(40,000)	(40,000)		(40,000)
Foreign currency translation								—	(5)	(5)
Net income				98,876				98,876	32,936	131,812
Other comprehensive income (loss):
Foreign currency translation adjustments						19,965		19,965	1,883	21,848
Realized and unrealized gain on derivative instruments						20		20		20
Balance at December 31, 2013	68,266,570	69	2,256,503	(318,577)	11,354	15,336	(60,270)	1,904,415	298,316	2,202,731
Shares issued to stockholders of CPA®:16 – Global in connection with the CPA®:16 Merger	30,729,878	31	1,815,490					1,815,521		1,815,521
Shares issued in public offering	4,600,000	5	282,157					282,162		282,162
Purchase of the remaining interests in less-than-wholly-owned investments that we already consolidate in connection with the CPA®:16 Merger			(41,374)					(41,374)	(239,562)	(280,936)
Purchase of noncontrolling interests in connection with the CPA®:16 Merger								—	99,757	99,757
Contributions from noncontrolling interests								—	379	379
Exercise of stock options and employee purchase under the employee share purchase plan	24,725		1,220					1,220		1,220
Grants issued in connection with services rendered	368,347		(15,736)					(15,736)		(15,736)
Shares issued under share incentive plans	35,683		(849)					(849)		(849)
Deferral of vested shares			(15,428)		15,428			—		—
Windfall tax benefits - share incentive plans			5,449					5,449		5,449
Amortization of stock-based compensation expense			22,979					22,979		22,979
Redemption value adjustment			306					306		306
Distributions to noncontrolling interests								—	(15,270)	(15,270)
Distributions declared ($2.735 per share)			3,179	(286,791)	3,842			(279,770)		(279,770)
Purchase of treasury stock from related party	(11,037)						(678)	(678)		(678)
Foreign currency translation								—	50	50
Net income				206,252				206,252	4,914	211,166
Other comprehensive income (loss):
Foreign currency translation adjustments						(48,194)		(48,194)	(3,951)	(52,145)
Realized and unrealized gain on derivative instruments						11,587		11,587		11,587
Balance at September 30, 2014	104,014,166	$105	$4,313,896	$(399,116)	$30,624	$(21,271)	$(60,948)	$3,863,290	$144,633	$4,007,923
See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2014 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash Flows — Operating Activities
Net income	$211,303	$83,305
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	184,808	102,679
Gain on change in control of interests	(104,645)	—
Straight-line rent and amortization of rent-related intangibles	35,229	15,684
Management income received in shares of Managed REITs and other	(27,933)	(26,709)
Gain on sale of real estate	(24,188)	(290)
Stock-based compensation expense	22,979	25,430
Impairment charges	6,291	6,366
Unrealized loss (gain) on foreign currency transactions, derivative instruments and other	3,128	(5,608)
Income from equity investments in real estate and the Managed REITs in excess of distributions received	(1,915)	(22,138)
Amortization of deferred revenue	(786)	(7,077)
Realized (gain) loss on extinguishment of debt and other	(410)	36
Changes in assets and liabilities:
Payments for withholding taxes upon delivery of equity-based awards and exercises of stock options	(16,585)	(11,484)
Decrease in income taxes, net	(14,207)	(13,673)
Increase in structuring revenue receivable	(13,398)	(3,967)
Deferred acquisition revenue received	12,693	13,496
Increase in prepaid taxes	(1,196)	(9,257)
Net changes in other operating assets and liabilities	5,986	(466)
Net Cash Provided by Operating Activities	277,154	146,327
Cash Flows — Investing Activities
Proceeds from sale of real estate and equity investments	281,164	56,495
Purchases of real estate	(246,593)	(249,289)
Cash acquired in connection with the CPA®:16 Merger	65,429	—
Change in investing restricted cash	(29,219)	27,673
Capital expenditures	(27,714)	(10,164)
Proceeds from repayment of short-term loan to affiliate	11,000	—
Funding of short-term loan to affiliate	(11,000)	(15,000)
Distributions received from equity investments in real estate and the Managed REITs in excess of equity income	10,057	32,982
Purchase of securities for the defeasance of debt	(7,664)	—
Other investing activities, net	2,427	(5)
Cash paid to stockholders of CPA®:16 – Global in the CPA®:16 Merger	(1,338)	—
Capital contributions to equity investments	(468)	(1,945)
Net Cash Provided by (Used in) Investing Activities	46,081	(159,253)
Cash Flows — Financing Activities
Repayments of senior credit facility	(1,395,000)	(348,000)
Proceeds from senior credit facility and unsecured term loan	1,285,286	585,000
Proceeds from issuance of senior unsecured notes	498,195	—
Proceeds from issuance of shares in public offering	282,586	—
Distributions paid	(248,918)	(160,953)
Prepayments of mortgage principal	(216,065)	—
Scheduled payments of mortgage principal	(96,797)	(160,763)
Distributions paid to noncontrolling interests	(16,194)	(20,427)
Proceeds from mortgage financing	12,330	113,000
Payment of financing costs and mortgage deposits, net of deposits refunded	(12,187)	(2,202)
Windfall tax benefit associated with stock-based compensation awards	5,449	11,614
Proceeds from exercise of stock options and employee purchase under the employee purchase plan	1,220	1,970
Purchase of treasury stock from related party	(679)	(40,000)
Change in financing restricted cash	(589)	(1,054)
Contributions from noncontrolling interests	502	2,830
Net Cash Provided by (Used in) Financing Activities	99,139	(18,985)
Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(9,617)	1,627
Net increase (decrease) in cash and cash equivalents	412,757	(30,284)
Cash and cash equivalents, beginning of period	117,519	123,904
Cash and cash equivalents, end of period	$530,276	$93,620

(Continued)

W. P. Carey 9/30/2014 10-Q – 6

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

W. P. Carey 9/30/2014 10-Q – 7

W. P. CAREY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business and Organization

W. P. Carey Inc., or W. P. Carey, is, together with its consolidated subsidiaries and predecessors, a real estate investment trust, or REIT, that provides long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and manages a global investment portfolio. We invest primarily in commercial properties domestically and internationally. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires each tenant to pay substantially all of the costs associated with operating and maintaining the property. Through our taxable REIT subsidiaries, or TRSs, we also earn revenue as the advisor to publicly-owned, non-listed REITs under the Corporate Property Associates, or CPA®, brand name, which invest in similar properties. At September 30, 2014, we were the advisor to Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global, and Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global. We were also the advisor to Corporate Property Associates 16 – Global Incorporated, or CPA®:16 – Global, until its merger with us on January 31, 2014. We refer to CPA®:16 – Global, CPA®:17 – Global, and CPA®:18 – Global as the CPA® REITs. We are also the advisor to Carey Watermark Investors Incorporated, or CWI, a publicly-owned, non-listed REIT that invests in lodging and lodging-related properties, which is referred to as, together with CPA® REITs, the Managed REITs.

Originally founded in 1973, we reorganized as a REIT in September 2012 in connection with our merger with Corporate Property Associates 15 Incorporated, or CPA®:15. We refer to that merger as the CPA®:15 Merger. Our shares of common stock are listed on the New York Stock Exchange under the symbol “WPC.”

On January 31, 2014, CPA®:16 – Global merged with and into us based on a merger agreement, dated as of July 25, 2013, which we refer to as the CPA®:16 Merger (Note 3). In September 2014, we completed a public offering of 4,600,000 shares of our common stock, $0.001 par value per share, at a price of $64.00 per share (Note 13).

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

Reportable Segments

Real Estate Ownership — We own and invest in commercial properties principally in the U.S., the European Union and Asia that are then leased to companies, primarily on a triple-net lease basis. We have also invested in several operating properties, such as lodging and self-storage properties. We earn lease revenues from our wholly-owned and co-owned real estate investments that we control. In addition, we generate equity income through co-owned real estate investments that we do not control and our investments in the shares of the Managed REITs (Note 7). Through our special member interests in the operating partnerships of the Managed REITs, we also participate in their cash flows (Note 4). At September 30, 2014, our owned portfolio was comprised of our full or partial ownership interests in 688 properties, substantially all of which were net leased to 215 tenants, with an occupancy rate of 98.1%, and totaled approximately 80.8 million square feet. Collectively, at September 30, 2014, CPA®:17 – Global and CPA®:18 – Global owned all or a portion of 384 properties, including certain properties in which we have an ownership interest. Substantially all of these properties, totaling approximately 40.9 million square feet, were net leased to 150 tenants, with an average occupancy rate of approximately 99.9%. CPA®:17 – Global, CPA®:18 – Global, and CWI also had interests in 105 operating properties for an aggregate of approximately 11.0 million square feet at September 30, 2014.

Investment Management — Through our TRSs, we structure and negotiate investments and debt placement transactions for the Managed REITs, for which we earn structuring revenue, and manage their portfolios of real estate investments, for which we earn asset-based management revenue. We earn disposition revenue when we negotiate and structure the sale of properties on behalf of the Managed REITs, and we may also earn incentive revenue and receive other compensation in connection with providing liquidity events for the Managed REITs’ stockholders. We are currently considering alternatives for expanding our investment management operations by raising funds in addition to the existing Managed REITs, although there can be no assurance that we will pursue any of these initiatives. These new funds could invest primarily in assets other than net-lease real estate and could include funds raised through publicly traded vehicles, either in the U.S. or internationally.

W. P. Carey 9/30/2014 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

Note 2. Basis of Presentation

Basis of Presentation

Our interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations, and cash flows in accordance with accounting principles generally accepted in the U.S., or GAAP.

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations, and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2013, which are included in the 2013 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

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

At September 30, 2014, we had six investments in tenancy-in-common interests in various domestic and international properties, five of which we consolidate because we own 100% of these investments after acquiring the remaining interests in these investments from CPA®:16 – Global in the CPA®:16 Merger, and account for the remaining jointly-owned investment using the equity method of accounting. Consolidation of the remaining investment is not required as such interest does not qualify as a VIE and does not meet the control requirement for consolidation. Accordingly, we account for this investment using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment provides us with significant influence on the operating and financial decisions of these investments.

We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Fixed price purchase and renewal options within a lease as well as certain decision-making rights within a loan can cause us to consider an entity a VIE. In connection with the CPA®:16 Merger, we acquired 12 VIEs. We consider these entities VIEs because the leases have certain features such as fixed price purchase or renewal options.

Additionally, we own interests in single-tenant, net-leased properties leased to companies through noncontrolling interests in partnerships and limited liability companies that we do not control but over which we exercise significant influence. We account for these investments under the equity method of accounting. At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits. At September 30, 2014, none of our equity investments had carrying values below zero.

In June 2014, we filed a registration statement with the SEC to sell up to $1.0 billion of common stock of Carey Watermark Investors 2 Incorporated, or CWI 2, in an initial public offering plus up to an additional $400.0 million of its common stock under a dividend reinvestment plan. As of the date of this Report, the registration statement has not been declared effective by the SEC and there can be no assurance as to whether or when such offering would be commenced. Through September 30,

W. P. Carey 9/30/2014 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

2014, the financial activity of CWI 2, which has no significant assets, liabilities, or operations, was included in our consolidated financial statements.

In September 2014, we filed registration statements with the SEC to sell up to 50,000,000 shares and 21,000,000 shares of beneficial interest of Carey Credit Income Fund 2015 A and Carey Credit Income Fund 2015 T, respectively, in initial public offerings. As of the date of this Report, the registration statements have not been declared effective by the SEC and there can be no assurance as to whether or when such offerings would be commenced. Through September 30, 2014, the financial activities of Carey Credit Income Fund 2015 A and Carey Credit Income Fund 2015 T, which have no significant assets, liabilities, or operations, were included in our consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Requirements

The following Accounting Standards Updates, or ASUs, promulgated by the Financial Accounting Standards Board are applicable to us:

ASU 2014-12, Compensation — Stock Compensation (Topic 718). ASU 2014-12 provides guidance on share-based payment awards, in which a performance target that affects vesting and that could be achieved after the requisite vesting period be treated as a performance condition. ASU 2014-12 is effective for periods beginning after December 15, 2015 and early adoption is permitted. We are currently evaluating the impact of ASU 2014-12 on our consolidated financial statements.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, but will apply to reimbursed tenant costs and revenues generated from our operating properties and our Investment Management business. Additionally, this guidance modifies disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective beginning in 2017, and early adoption is not permitted. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). ASU 2014-08 changes the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business. Under this new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a “strategic shift that has or will have a major effect on an entity’s operations and financial results.” The new guidance also requires disclosures including pre-tax profit or loss and significant gains or losses arising from dispositions that represent an “individually significant component of an entity,” but do not meet the criteria to be reported as discontinued operations under ASU 2014-08. In the ordinary course of business we sell properties, which, under prior accounting guidance, we generally reported as discontinued operations; however, under ASU 2014-08, such property dispositions typically would not meet the criteria to be reported as discontinued operations. We elected to early adopt ASU 2014-08 prospectively for all dispositions after December 31, 2013. Consequently, individually significant properties that were sold or classified as held-for-sale during 2014 were not reclassified to discontinued operations in the consolidated financial statements, but have been disclosed in Note 15 to the consolidated financial statements. By contrast, and as required by the new guidance, the results for the current and prior year period reflect as discontinued operations in the consolidated financial statements all dispositions and assets classified as held-for-sale through December 31, 2013 that were deemed under the prior accounting guidance to be discontinued operations, as well as those assets classified as held-for-sale as part of the CPA®:16 Merger. This ASU did not have a significant impact on our financial position or results of operations for any of the periods presented.

ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires an entity to present an unrecognized tax benefit relating to a net operating loss carryforward, a similar tax loss or a tax credit carryforward as a reduction to a deferred tax asset, except in certain situations. To the extent the net operating loss carryforward, similar tax loss or tax credit carryforward is not available as of the reporting date under the governing tax law to settle any additional income taxes that would result from the disallowance of the tax position, or the governing tax law does not require the entity to use and

W. P. Carey 9/30/2014 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and should not net with a deferred tax asset. ASU 2013-11 became effective for us at the beginning of 2014. The adoption of ASU 2013-11 did not have a material impact on our financial condition or results of operations.

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

In the CPA®:16 Merger, CPA®:16 – Global stockholders received 0.1830 shares of our common stock in exchange for each share of CPA®:16 – Global stock owned, pursuant to an exchange ratio based upon a value of $11.25 per share of CPA®:16 – Global and the volume weighted-average trading price of our common stock for the five consecutive trading days ending on the third trading day preceding the closing of the transaction on January 31, 2014. CPA®:16 – Global stockholders received cash in lieu of any fractional shares in the CPA®:16 Merger. We paid total merger consideration of approximately $1.8 billion, including the issuance of 30,729,878 shares of our common stock with a fair value of $1.8 billion based on the closing price of our common stock on January 31, 2014, of $59.08 per share, to the stockholders of CPA®:16 – Global in exchange for the 168,041,772 shares of CPA®:16 – Global common stock that we and our affiliates did not previously own, and cash of $1.3 million paid in lieu of issuing any fractional shares, or collectively, the Merger Consideration. As a condition of the CPA®:16 Merger, we waived the subordinated disposition and termination fees that we would have been entitled to receive from CPA®:16 – Global upon its liquidation pursuant to the terms of our advisory agreement with CPA®:16 – Global (Note 4).

Immediately prior to the CPA®:16 Merger, CPA®:16 – Global’s portfolio was comprised of the consolidated full or partial interests in 325 leased properties, substantially all of which were triple-net leased with an average remaining life of 10.4 years and an estimated contractual minimum annualized base rent, or ABR, totaling $300.1 million, and two hotel properties. The related property-level debt was comprised of 92 fixed-rate and 18 variable-rate non-recourse mortgage loans with an aggregate fair value of approximately $1.8 billion and a weighted-average annual interest rate of 5.6% at that date. Additionally, CPA®:16 – Global had a line of credit with an outstanding balance of $170.0 million on the date of the closing of the CPA®:16 Merger (Note 11). In addition, CPA®:16 – Global had equity interests in 18 unconsolidated investments, 11 of which were consolidated by us prior to the CPA®:16 Merger, five of which were consolidated by us subsequent to the CPA®:16 Merger, and two of which were jointly-owned with CPA®:17 – Global. These investments owned 140 properties, substantially all of which were triple-net leased with an average remaining life of 8.6 years and an estimated ABR totaling $63.9 million, as of January 31, 2014. The debt related to these equity investments was comprised of 17 fixed-rate and five variable-rate non-recourse mortgage loans with an aggregate fair value of approximately $0.3 billion and a weighted-average annual interest rate of 4.8% on January 31, 2014. The lease revenues and income from continuing operations from the properties acquired from the date of the CPA®:16 Merger through September 30, 2014 were $184.3 million and $62.5 million (inclusive of $2.2 million attributable to noncontrolling interests), respectively, for the nine months ended September 30, 2014, and $68.3 million and $27.3 million (inclusive of $0.4 million attributable to noncontrolling interests), respectively, for the three months ended September 30, 2014.

During the nine months ended September 30, 2014, we sold all ten of the properties that were classified as held-for-sale upon acquisition in connection with the CPA®:16 Merger (Note 15). The results of operations for these properties have been included in Income from discontinued operations, net of tax in the consolidated financial statements. In addition, we sold one property subject to a direct financing lease that we acquired in the CPA®:16 Merger (Note 6). The results of operations for this property have been included in Income from continuing operations before income taxes in the consolidated financial statements.

Preliminary Purchase Price Allocation

We accounted for the CPA®:16 Merger as a business combination under the acquisition method of accounting. After consideration of all applicable factors pursuant to the business combination accounting rules, we were considered the “accounting acquirer” due to various factors, including the fact that our stockholders held the largest portion of the voting rights in us upon completion of the CPA®:16 Merger. Costs of $30.4 million related to the CPA®:16 Merger were expensed as incurred and classified within Merger and property acquisition expenses in the consolidated financial statements for the nine months ended September 30, 2014. Costs of $5.0 million were incurred and classified within Merger and property acquisition expenses in the consolidated financial statements for the year ended December 31, 2013. In addition, CPA®:16 – Global incurred a total of $10.6 million of merger expenses between 2013 and 2014.

W. P. Carey 9/30/2014 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

The purchase price was allocated to the assets acquired and liabilities assumed, based upon their preliminary fair values at January 31, 2014. The fair values of the lease intangibles acquired were measured in a manner consistent with our purchase price allocation policy described in the 2013 Annual Report. During the second quarter of 2014, we identified certain measurement period adjustments that impacted the provisional accounting, which increased the total consideration by $1.9 million, and also increased total identifiable net assets by $2.3 million, and increased amounts attributable to noncontrolling interests by $0.3 million, resulting in a $0.1 million decrease in goodwill. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in the acquisition, based on the current best estimate of management. We are in the process of finalizing our assessment of the fair value of the assets acquired and liabilities assumed. Investments in real estate, net investments in direct financing leases, equity investments in real estate, non-recourse debt, and amounts attributable to noncontrolling interests were based on preliminary valuation data and estimates. Accordingly, the fair value of these assets and liabilities and the impact to goodwill are subject to change.

(In thousands)

	Initially Reported at March 31, 2014	Measurement Period Adjustments	As Revised at September 30, 2014
Total Consideration
Fair value of W. P. Carey shares of common stock issued	$1,815,521	$—	$1,815,521
Cash consideration for fractional shares	1,338	—	1,338
Merger Consideration	1,816,859	—	1,816,859
Fair value of our equity interest in CPA®:16 – Global prior to the CPA®:16 Merger	347,164	1,284	348,448
Fair value of our equity interest in jointly-owned investments with CPA®:16 – Global prior to the CPA®:16 Merger	172,720	—	172,720
Fair value of noncontrolling interests acquired	(278,829)	642	(278,187)
	$2,057,914	$1,926	$2,059,840
Assets Acquired at Fair Value
Net investments in properties	$1,969,274	$901	$1,970,175
Net investments in direct financing leases	538,607	(382)	538,225
Equity investments in real estate	74,367		74,367
Assets held for sale	132,951	464	133,415
In-place lease intangible assets	553,479	244	553,723
Above-market rent intangible assets	395,663	161	395,824
Cash and cash equivalents	65,429	—	65,429
Other assets, net	82,032	—	82,032
	3,811,802	1,388	3,813,190
Liabilities Assumed at Fair Value
Non-recourse debt and line of credit	(1,768,288)	—	(1,768,288)
Below-market rent and other intangible liabilities	(57,209)	(360)	(57,569)
Accounts payable, accrued expenses and other liabilities	(118,389)	—	(118,389)
Deferred tax liability	(59,629)	1,282	(58,347)
	(2,003,515)	922	(2,002,593)

Total identifiable net assets	1,808,287	2,310	1,810,597
Amounts attributable to noncontrolling interests	(99,345)	(288)	(99,633)
Goodwill	348,972	(96)	348,876
	$2,057,914	$1,926	$2,059,840

W. P. Carey 9/30/2014 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Goodwill

The $348.9 million of preliminary estimated goodwill recorded in connection with the CPA®:16 Merger was primarily attributable to the $428.5 million premium we agreed to pay for CPA®:16 – Global’s common stock. At the time we entered into the merger agreement in July 2013, the consideration of $11.25 per common share of CPA®:16 – Global represented a premium of $2.55 per share over the December 31, 2012 estimated net asset value per share, or NAV, of CPA®:16 – Global, its most recently published NAV, which was $8.70. Management believes the premium is supported by several factors of the combined entity, including the fact that (i) it is among the largest publicly-traded commercial net-lease REITs with greater operating and financial flexibility and better access to capital markets and with a lower cost of capital than CPA®:16 – Global had on a stand-alone basis; (ii) the CPA®:16 Merger eliminated costs associated with the advisory structure that CPA®:16 – Global had previously; and (iii) the combined portfolio has greater tenant and geographic diversification and an improved overall weighted-average debt maturity and interest rate. The aforementioned amount of goodwill attributable to the premium was partially offset by an increase in the fair value of the net assets acquired during the time between the December 31, 2012 NAV and the date of the CPA®:16 Merger.

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

The CPA®:16 Merger also resulted in our acquisition of the remaining interests in nine investments in which we already had a joint interest and accounted for under the equity method. Upon acquiring the remaining interests in these investments, we owned 100% of these investments and thus accounted for the acquisitions of these interests utilizing the purchase method of accounting. Due to the change in control of the nine jointly-owned investments that occurred, we recorded a gain on change in control of interests of approximately $30.2 million, which was the difference between our carrying values and the preliminary estimated fair values of our previously-held equity interests on the acquisition date of approximately $142.5 million and approximately $172.7 million, respectively. Subsequent to the CPA®:16 Merger, we consolidate these wholly-owned investments. During the nine months ended September 30, 2014, one of these investments was sold and is included in Income from discontinued operations, net of tax in the consolidated financial statements.

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

W. P. Carey 9/30/2014 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

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

Pro Forma Financial Information (Unaudited)

The following unaudited consolidated pro forma financial information has been presented as if the CPA®:16 Merger had occurred on January 1, 2013 for the three and nine months ended September 30, 2014 and 2013. The pro forma financial information is not necessarily indicative of what the actual results would have been had the CPA®:16 Merger occurred on that date, nor does it purport to represent the results of operations for future periods.

(in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Pro forma total revenues	$195,945	$205,367	$682,977	$567,452

Pro forma net income from continuing operations, net of tax	$28,086	$28,446	$106,495	$142,146
Pro forma net income attributable to noncontrolling interests	(993)	(2,689)	(3,909)	(5,225)
Pro forma net loss (income) attributable to redeemable noncontrolling interest	14	(726)	(137)	876
Pro forma net income from continuing operations, net of tax attributable to W. P. Carey	$27,107	$25,031	$102,449	$137,797

Pro forma earnings per share: (a)
Basic	$0.27	$0.25	$1.02	$1.38
Diluted	$0.26	$0.25	$1.01	$1.36

Pro forma weighted-average shares: (b)
Basic	100,282,082	99,337,927	100,080,000	99,449,142
Diluted	101,130,448	100,341,575	101,118,305	100,576,198
___________

(a)
The pro forma income attributable to W. P. Carey for the nine months ended September 30, 2013 reflects the following income and expenses recognized related to the CPA®:16 Merger as if the CPA®:16 Merger had taken place on January 1, 2013: (i) combined merger expenses through September 30, 2014; (ii) an aggregate gain on change in control of interests of $104.6 million; and (iii) an income tax expense of $4.8 million from a permanent difference upon recognition of deferred

W. P. Carey 9/30/2014 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

revenue associated with accelerated vesting of shares previously issued by CPA®:16 – Global for asset management and performance fees in connection with the CPA®:16 Merger.

(b)
The pro forma weighted-average shares outstanding for the three and nine months ended September 30, 2014 and 2013 were determined as if the 30,729,878 shares of our common stock issued to CPA®:16 – Global stockholders in the CPA®:16 Merger were issued on January 1, 2013.

Note 4. Agreements and Transactions with Related Parties

Advisory Agreements with the Managed REITs

We have advisory agreements with each of the Managed REITs, pursuant to which we earn fees and are entitled to receive cash distributions. The following tables present a summary of revenue earned and/or cash received from the Managed REITs for the periods indicated, included in the consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Reimbursable costs from affiliates (a)	$14,722	$23,259	$96,379	$50,714
Asset management revenue (a)	9,064	10,939	27,840	31,262
Distributions of Available Cash	7,893	7,323	23,574	23,891
Structuring revenue	5,487	14,775	40,492	27,539
Dealer manager fees	2,436	3,787	17,062	7,329
Interest income on deferred acquisition fees and loans to affiliates	172	141	515	620
Deferred revenue earned	—	2,123	786	6,369
	$39,774	$62,347	$206,648	$147,724

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
CPA®:16 – Global (b)	$—	$13,060	$7,999	$39,688
CPA®:17 – Global (c)	16,555	21,027	49,032	50,082
CPA®:18 – Global (c)	8,836	3,171	107,668	3,171
CWI (d)	14,383	25,089	41,949	54,783
	$39,774	$62,347	$206,648	$147,724
___________

(a)	Excludes amounts received from third parties.

(b)
Upon completion of the CPA®:16 Merger on January 31, 2014, the advisory agreement with CPA®:16 – Global terminated. Pursuant to the terms of the merger agreement, the incentive or termination fee that we would have been entitled to receive from CPA®:16 – Global pursuant to the terms of their advisory agreement was waived upon the completion of the CPA®:16 Merger. The amount shown for the nine months ended September 30, 2014 reflects transactions through January 31, 2014.

(c)	The current form of the advisory agreement is scheduled to expire on December 31, 2014, unless renewed pursuant to its terms.

(d)	The current form of the advisory agreement is scheduled to expire on September 30, 2015, unless renewed pursuant to its terms.

The following table presents a summary of amounts Due from affiliates (in thousands):

	September 30, 2014	December 31, 2013
Deferred acquisition fees receivable	$19,585	$19,684
Reimbursable costs	2,084	334
Accounts receivable	1,862	3,716
Organization and offering costs	1,785	2,700
Current acquisition fees receivable	759	4,149
Asset management fee receivable	—	1,451
	$26,075	$32,034

W. P. Carey 9/30/2014 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

Asset Management Revenue

We earn asset management revenue from each Managed REIT, which is based on average invested assets and is calculated according to the respective advisory agreement. For CPA®:16 – Global, prior to the CPA®:16 Merger, we earned asset management revenue of 0.5% of average invested assets. For CPA®:17 – Global and CPA®:18 – Global, we earn asset management revenue ranging from 0.5% to 1.75% and 0.5% to 1.5%, respectively, depending on the type of investment and based on the average market value or average equity value, as applicable. For CWI, we earn asset management revenue of 0.5% of the average market value of lodging-related investments.

Under the terms of the advisory agreements, we may elect to receive cash or shares of stock for asset management revenue due from each Managed REIT. In 2014 and 2013, we elected to receive all asset management revenue from CPA®:17 – Global, CPA®:18 – Global, and CWI in their respective shares. For 2013, we initially elected to receive asset management revenue from CPA®:16 – Global in its shares until we agreed to receive those fees in cash commencing August 1, 2013 at the request of a Special Committee of the Board of Directors of CPA®:16 – Global.

Structuring Revenue

Under the terms of the advisory agreements, we earn revenue in connection with structuring and negotiating investments and related financing for the Managed REITs, which we call acquisition revenue. We may receive acquisition revenue of 4.5% of the total aggregate cost of long-term net-lease investments made by each CPA® REIT. A portion of this revenue (generally 2.5%) is paid when the transaction is completed, while the remainder (generally 2%) is paid in annual installments over three years, provided the relevant CPA® REIT meets its performance criterion. For certain types of non-long term net-lease investments acquired on behalf of CPA®:17 – Global, initial acquisition revenue may range from 0% to 1.75% of the equity invested plus the related acquisition revenue, with no deferred acquisition revenue being earned. For CWI, we earn initial acquisition revenue of 2.5% of the total investment cost of the properties acquired and loans originated by CWI not to exceed 6% of the aggregate contract purchase price of all investments and loans, with no deferred acquisition revenue being earned. For CWI, we may also be entitled to fees for structuring loan refinancing transactions of up to 1% of the principal amount. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue.

Unpaid transaction fees, including accrued interest, are included in Due from affiliates in the consolidated financial statements. Unpaid transaction fees bear interest at annual rates ranging from 2% to 5%.

Reimbursable Costs from Affiliates and Dealer Manager Fees

The Managed REITs reimburse us for certain costs we incur on their behalf, primarily broker-dealer commissions, marketing costs, an annual distribution and shareholder servicing fee, or Shareholder Servicing Fee, and certain personnel and overhead costs. Personnel and overhead costs are charged to the CPA® REITs based on the average of the trailing 12-month reported revenues of the CPA® REITs, CWI, and us. We began to allocate personnel and overhead costs to CWI on January 1, 2014 based on the time incurred by our personnel. For 2014, we agreed to receive personnel cost reimbursements from CWI in shares of its common stock.

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

W. P. Carey 9/30/2014 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

We re-allow all of the selling commissions and may re-allow a portion of the dealer manager fees to selected dealers in the offerings for CWI and CPA®:18 – Global. Dealer manager fees that are not re-allowed and Shareholder Servicing Fees are classified as Dealer manager fees in the consolidated financial statements.

Pursuant to its advisory agreement, CWI is obligated to reimburse us for all organization costs and a portion of offering costs incurred in connection with its initial and follow-on public offerings up to a maximum amount (excluding selling commissions and the dealer manager fee) of 2% and 4%, respectively, of the gross proceeds of its offering and distribution reinvestment plan. Through September 30, 2014, we incurred organization and offering costs on behalf of CWI of approximately $12.3 million, which CWI is obligated to reimburse us, and $12.3 million had been reimbursed as of September 30, 2014.

Pursuant to its advisory agreement, CPA®:18 – Global is obligated to reimburse us for all organization costs and a portion of offering costs incurred in connection with its initial public offering. CPA®:18 – Global is obligated to reimburse us up to 1.5% of the gross proceeds within 60 days after the end of the quarter in which the offering terminates. Through September 30, 2014, we incurred organization and offering costs on behalf of CPA®:18 – Global of approximately $7.7 million, and based on current fundraising projections, the entire amount is expected to be reimbursed by CPA®:18 – Global. As of September 30, 2014, $7.4 million had been reimbursed.

Distributions of Available Cash and Deferred Revenue Earned

We are entitled to receive distributions of our share of earnings up to 10% of the Available Cash from the operating partnerships of each of the Managed REITs, as defined in their respective operating partnership agreements. In May 2011, we acquired a special member interest, or the Special Member Interest, in CPA®:16 – Global’s operating partnership. We initially recorded this Special Member Interest at its fair value, and amortized it into earnings through the date of the CPA®:16 Merger. Cash distributions of our proportionate share of earnings from the Managed REITs’ operating partnerships as well as deferred revenue earned from our Special Member Interest in CPA®:16 – Global’s operating partnership are recorded as Income from equity investments in real estate and the Managed REITs within the Real Estate Ownership segment.

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

Loans to Managed REITs

During 2013 and 2014, our board of directors approved unsecured loans from us to CWI and CPA®:18 – Global of up to $75.0 million and up to $100.0 million, respectively, each at a rate equal to the rate at which we are able to borrow funds under our senior credit facility (Note 11), for the purpose of facilitating acquisitions approved by their respective investment committees, that they would not otherwise have sufficient available funds to complete, with any loans to be made solely at our Management’s discretion. On June 25, 2014, in order to facilitate an acquisition by CWI, we made an $11.0 million loan to CWI, with an annual interest rate of London Interbank Offered Rate, or LIBOR, plus 1.1% and a scheduled maturity date of June 30, 2015. The loan, including accrued interest, was repaid in full prior to maturity on July 22, 2014. On August 20, 2013, in order to facilitate an acquisition by CPA®:18 – Global, we made a $15.0 million loan to CPA®:18 – Global, which was repaid in full prior to maturity on October 4, 2013.

W. P. Carey 9/30/2014 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Treasury Stock

In February 2014, we repurchased 11,037 shares of our common stock for $0.7 million in cash from the former independent directors of CPA®:16 – Global at a price per share equal to the volume weighted-average trading price of our stock utilized in the CPA®:16 Merger. These shares were issued to them as Merger Consideration in exchange for their shares of CPA®:16 – Global common stock in the CPA®:16 Merger (Note 3) and were repurchased by agreement in order to satisfy the independence requirements set forth in the organizational documents of the remaining CPA® REITs, for which these individuals also serve as independent directors.

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

Note 5. Net Investments in Properties

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, and real estate under construction, is summarized as follows (in thousands):

	September 30, 2014	December 31, 2013
Land	$1,090,425	$534,697
Buildings	3,460,094	1,972,107
Real estate under construction	21,794	9,521
Less: Accumulated depreciation	(239,941)	(168,076)
	$4,332,372	$2,348,249

During the nine months ended September 30, 2014, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro at September 30, 2014 decreased by 7.9% to $1.2687 from $1.3768 at December 31, 2013. The impact of this strengthening was an $81.3 million decrease in the carrying value of Real estate from December 31, 2013 to September 30, 2014 (Note 11).

As discussed in Note 3, we acquired 225 properties subject to existing operating leases in the CPA®:16 Merger, which increased the carrying value of our real estate by $2.0 billion during the nine months ended September 30, 2014. In connection with restructuring three leases, we reclassified properties with an aggregate carrying value of $13.7 million from Net investments in direct financing leases to Real estate during the nine months ended September 30, 2014 (Note 6).

Acquisitions of Real Estate

During the nine months ended September 30, 2014, we entered into the following investments, which were deemed to be business combinations because we assumed the existing leases on the properties, at a total cost of $252.0 million, including land of $26.9 million, buildings of $188.3 million, and net lease intangibles of $36.8 million (Note 8):

•	an investment of $41.9 million for an office building in Chandler, Arizona on March 26, 2014;

•	an investment of $47.2 million for a warehouse/distribution facility in University Park, Illinois on May 15, 2014;

•
an investment of $116.9 million for an office building in Stavanger, Norway on August 6, 2014. Because we acquired stock in a subsidiary of the seller to complete the acquisition, we assumed the tax basis of the entity that we purchased and recorded an estimated deferred tax liability of $14.6 million. In connection with this business combination, we recorded goodwill of $11.7 million (Note 8). Dollar amounts are based on the exchange rate of the Norwegian krone on the date of acquisition; and

•	an investment of $46.0 million for an office building in Westborough, Massachusetts on August 22, 2014.

W. P. Carey 9/30/2014 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

The purchase price for our investment in Norway was allocated to the assets acquired and liabilities assumed based upon their preliminary estimated fair values, which are based on the best estimates of management at the date of acquisition. We are in the process of finalizing our assessment of the fair value of the assets acquired and liabilities assumed.

In connection with these transactions, we expensed acquisition-related costs totaling $0.8 million, which are included in Merger and property acquisition expenses in the consolidated financial statements.

Operating Real Estate

Operating real estate, which consists of our investments in two hotels acquired in the CPA®:16 Merger and two self-storage properties, at cost, is summarized as follows (in thousands):

	September 30, 2014	December 31, 2013
Land	$7,027	$1,097
Buildings	77,567	4,927
Less: Accumulated depreciation	(3,698)	(882)
	$80,896	$5,142

Assets Held for Sale

Below is a summary of our properties held for sale (in thousands):

	September 30, 2014	December 31, 2013
Real estate, net	$—	$62,466
Above-market rent intangible assets, net	—	13,872
In-place lease intangible assets, net	—	12,293
Below-market rent and other intangible liabilities, net	—	(1,808)
Assets held for sale	$—	$86,823

At December 31, 2013, we had nine properties classified as Assets held for sale, all of which were sold during the nine months ended September 30, 2014. In connection with the CPA®:16 Merger in January 2014, we acquired ten properties that were classified as Assets held for sale with a total fair value of $133.4 million, all of which were sold during the nine months ended September 30, 2014. In accordance with our adoption of ASU 2014-08 (Note 2), the results of operations for these properties are reflected in the consolidated financial statements as discontinued operations (Note 15).

During the nine months ended September 30, 2014, we reclassified one property with a carrying value of $1.3 million to Assets held for sale, which was then subsequently sold. In accordance with our adoption of ASU 2014-08 (Note 2), the results of operations for this property are included within continuing operations in the consolidated financial statements.

W. P. Carey 9/30/2014 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

Note 6. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in direct financing leases, notes receivable, and deferred acquisition fees. Operating leases are not included in finance receivables as such amounts are not recognized as an asset in the consolidated financial statements.

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	September 30, 2014	December 31, 2013
Minimum lease payments receivable	$953,074	$466,182
Unguaranteed residual value	840,096	363,903
	1,793,170	830,085
Less: unearned income	(954,695)	(466,665)
	$838,475	$363,420

Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $20.8 million and $9.2 million for the three months ended September 30, 2014 and 2013, respectively, and $59.3 million and $28.1 million for the nine months ended September 30, 2014 and 2013, respectively. In connection with the CPA®:16 Merger in January 2014, we acquired 98 properties subject to direct financing leases with a total fair value of $538.2 million (Note 3), of which one was sold during the nine months ended September 30, 2014 (Note 15). During the nine months ended September 30, 2014, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro at September 30, 2014 decreased by 7.9% to $1.2687 from $1.3768 at December 31, 2013. The impact of this strengthening was a $32.6 million decrease in the carrying value of Net investments in direct financing leases from December 31, 2013 to September 30, 2014. During the nine months ended September 30, 2014, we reclassified properties with a carrying value of $13.7 million from Net investments in direct financing leases to Real estate (Note 5), in connection with the restructuring of the underlying leases. We also recognized impairment charges totaling $0.8 million on six properties accounted for as Net investments in direct financing leases in connection with an other-than-temporary decline in the estimated fair values of the properties’ residual values (Note 9).

At September 30, 2014 and December 31, 2013, Other assets, net included $1.7 million and $0.1 million, respectively, of accounts receivable related to amounts billed under these direct financing leases.

Notes Receivable

At September 30, 2014, our notes receivable, which were included in Other assets, net in the consolidated financial statements, consisted of the following:

•	A note we acquired in the CPA®:16 Merger with a carrying value of $11.1 million on the date of acquisition, representing the expected future payments under a sales type lease; and

•
A B-note we acquired in the CPA®:16 Merger with a carrying value of $9.9 million on the date of acquisition. This note has a fixed annual interest rate of 6.3% and a maturity date of February 11, 2015.

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

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. At both September 30, 2014 and December 31, 2013, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Other than the lease restructurings discussed above, there

W. P. Carey 9/30/2014 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

were no modifications of finance receivables during the nine months ended September 30, 2014 or the year ended December 31, 2013. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the third quarter of 2014. We believe the credit quality of our deferred acquisition fees receivable falls under category one, as the CPA® REITs are expected to have the available cash to make such payments.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants at		Net Investments in Direct Financing Leases at
Internal Credit Quality Indicator	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
1	3	3	$79,388	$42,812
2	3	3	27,496	27,869
3	21	8	594,344	284,968
4	7	1	137,247	7,771
5	—	—	—	—
			$838,475	$363,420

A summary of our notes receivable by internal credit quality rating is as follows (dollars in thousands):

	Number of Obligors at		Notes Receivable at
Internal Credit Quality Indicator	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
1	—	—	$—	$—
2	1	—	10,026	—
3	1	—	10,957	—
4	—	—	—	—
5	—	—	—	—
			$20,983	$—

W. P. Carey 9/30/2014 10-Q – 21

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

The following table presents net income from equity investments in real estate and the Managed REITs, which represents our proportionate share of the income or losses of these investments as well as certain adjustments related to other-than-temporary impairment charges and amortization of basis differences related to purchase accounting adjustments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Proportionate share of earnings from equity investments in the Managed REITs	$381	$3,542	$1,930	$7,086
Amortization of basis differences on equity investments in the Managed REITs	(140)	(958)	(648)	(3,418)
Other-than-temporary impairment charges on the Special Member Interest in CPA®:16 – Global’s operating partnership	—	(6,554)	(735)	(12,082)
Distributions of Available Cash (Note 4)	7,893	7,323	23,574	23,891
Deferred revenue earned (Note 4)	—	2,123	786	6,369
Total equity earnings from the Managed REITs	8,134	5,476	24,907	21,846
Equity earnings from other equity investments	3,507	4,625	11,124	34,557
Amortization of basis differences on other equity investments	(31)	(921)	(707)	(4,026)
Net income from equity investments in real estate and the Managed REITs	$11,610	$9,180	$35,324	$52,377

Managed REITs

We own interests in the Managed REITs and account for these interests under the equity method because, as their advisor and through our ownership of their common stock, we do not exert control over, but we do have the ability to exercise significant influence on, the Managed REITs.

The following table sets forth certain information about our investments in the Managed REITs (dollars in thousands):

	% of Outstanding Shares Owned at		Carrying Amount of Investment at
Fund	September 30, 2014	December 31, 2013	September 30, 2014 (a) (b)	December 31, 2013 (b)
CPA®:16 – Global (c)	100.000%	18.533%	$—	$282,520
CPA®:16 – Global operating partnership (d)	100.000%	0.015%	—	813
CPA®:17 – Global (e)	2.482%	1.910%	74,768	57,753
CPA®:17 – Global operating partnership (f)	0.009%	0.009%	—	—
CPA®:18 – Global	0.157%	0.127%	1,870	320
CPA®:18 – Global operating partnership (g)	0.034%	0.034%	209	209
CWI	1.105%	0.538%	9,667	3,369
CWI operating partnership (h)	0.015%	0.015%	—	—
			$86,514	$344,984
___________

(a)
Includes asset management fees receivable, for which 232,966 shares, 25,044 class A shares, and 63,542 shares of common stock of CPA®:17 – Global, CPA®:18 – Global, and CWI, respectively, were issued during the fourth quarter of 2014.

(b)	At September 30, 2014 and December 31, 2013, the aggregate unamortized basis differences on our equity investments in the Management REITs were $17.4 million and $80.5 million, respectively.

W. P. Carey 9/30/2014 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

(c)
On January 31, 2014, we acquired all the remaining interests in CPA®:16 – Global, which merged into one of our subsidiaries with our subsidiary as the surviving entity, in the CPA®:16 Merger (Note 3). We received distributions of $6.4 million and $18.9 million from this affiliate during January 2014 and the nine months ended September 30, 2013, respectively.

(d)
During January 2014 and the nine months ended September 30, 2013, we recognized other-than-temporary impairment charges of $0.7 million and $12.1 million, respectively, on this investment to reduce the carrying value of our interest in the investment to its estimated fair value (Note 9). In addition, we received distributions of $4.8 million and $11.2 million from this investment during January 2014 and the nine months ended September 30, 2013, respectively. On January 31, 2014, we acquired the remaining interests in CPA®:16 – Global’s operating partnership and now consolidate this entity.

(e)	We received distributions of $3.3 million and $2.1 million from this affiliate during the nine months ended September 30, 2014 and 2013, respectively.

(f)	We received distributions of $15.4 million and $12.7 million from this affiliate during the nine months ended September 30, 2014 and 2013, respectively.

(g)	We received distributions of $1.2 million from this affiliate, which commenced operations in May 2013, during the nine months ended September 30, 2014.

(h)	We received distributions of $2.2 million from this affiliate during the nine months ended September 30, 2014.

The following tables present estimated combined summarized financial information for the Managed REITs. Certain prior year amounts have been retrospectively adjusted to reflect the impact of discontinued operations. Amounts provided are expected total amounts attributable to the Managed REITs and do not represent our proportionate share (in thousands):

	September 30, 2014	December 31, 2013
Real estate, net	$5,407,623	$7,218,177
Other assets	2,186,173	2,128,862
Total assets	7,593,796	9,347,039
Debt	(3,109,373)	(4,237,044)
Accounts payable, accrued expenses and other liabilities	(444,320)	(571,097)
Total liabilities	(3,553,693)	(4,808,141)
Noncontrolling interests	(158,711)	(192,492)
Stockholders’ equity	$3,881,392	$4,346,406

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$210,031	$211,102	$602,153	$573,969
Expenses	(204,097)	(198,286)	(594,186)	(528,847)
Income from continuing operations	$5,934	$12,816	$7,967	$45,122
Net income attributable to the Managed REITs (a) (b)	$5,934	$18,303	$7,967	$45,389
 ___________

(a)
Inclusive of impairment charges recognized by the Managed REITs totaling $0.1 million during each of the three and nine months ended September 30, 2014, and $0.5 million and $22.2 million during the three and nine months ended September 30, 2013, respectively. These impairment charges reduced our income earned from these investments by less than $0.1 million during each of the three and nine months ended September 30, 2014, and by approximately $0.1 million and $4.1 million during the three and nine months ended September 30, 2013, respectively.

(b)
Amounts included net gains on sale of real estate recorded by the Managed REITs totaling $0.8 million and $13.3 million for the three and nine months ended September 30, 2014, respectively, and net gains (losses) on sale of real estate of $2.4 million and $(2.9) million during the three and nine months ended September 30, 2013, respectively.

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

W. P. Carey 9/30/2014 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

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

The following table sets forth our ownership interests in our equity investments in real estate, excluding the Managed REITs, and their respective carrying values (dollars in thousands):

		Ownership Interest at	Carrying Value at
Lessee	Co-owner(s)	September 30, 2014	September 30, 2014	December 31, 2013
Same Store Equity Investments (a) (b)
C1000 Logistiek Vastgoed B.V. (c)	CPA®:17 – Global	15%	$12,278	$13,673
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH	CPA®:17 – Global	33%	7,090	7,267
Wanbishi Archives Co. Ltd.	CPA®:17 – Global	3%	367	395
			19,735	21,335
Equity Investments Consolidated After the CPA®:16 Merger (d)
Schuler A.G. (a)	CPA®:16 – Global	100%	—	65,798
Hellweg Die Profi-Baumärkte GmbH & Co. KG (Hellweg 2) (a) (e)	CPA®:16 – Global/ CPA®:17 – Global	63%	—	27,923
Advanced Micro Devices	CPA®:16 – Global	100%	—	22,392
The Upper Deck Company	CPA®:16 – Global	100%	—	7,518
Del Monte Corporation	CPA®:16 – Global	100%	—	7,145
Builders FirstSource, Inc.	CPA®:16 – Global	100%	—	4,968
PetSmart, Inc.	CPA®:16 – Global	100%	—	3,877
Consolidated Systems, Inc.	CPA®:16 – Global	100%	—	3,176
SaarOTEC (a)	CPA®:16 – Global	100%	—	(639)
			—	142,158
Equity Investments Acquired in the CPA®:16 Merger
The New York Times Company (f)	CPA®:16 – Global/ CPA®:17 – Global	45%	74,704	21,543
Frontier Spinning Mills, Inc.	CPA®:17 – Global	40%	15,578	—
Actebis Peacock GmbH (a)	CPA®:17 – Global	30%	6,467	—
			96,749	21,543
Recently Acquired Equity Investment
Beach House JV, LLC (g)	Third Party	N/A(g)	15,105	—
			$131,589	$185,036
___________

(a)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the foreign currency.

(b)	Represents equity investments we acquired prior to January 1, 2013.

(c)
This investment represents a tenancy-in-common interest, whereby the property is encumbered by the debt for which we are jointly and severally liable. For this investment, the co-obligor is CPA®:17 – Global and the amount due under the arrangement was approximately $86.8 million at September 30, 2014. Of this amount, $13.0 million represents the amount we agreed to pay and is included within the carrying value of the investment at September 30, 2014.

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

(g)
During the nine months ended September 30, 2014, we received a preferred equity position in Beach House JV, LLC, as part of the sale of the Soho House investment. The preferred equity interest, which is redeemable on March 13, 2019,

W. P. Carey 9/30/2014 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

provides us with a preferred rate of return of 8.5%. The rights under these preferred units allow us to have significant influence over the entity. Accordingly, we account for this investment using the equity method of accounting. We own 100 redeemable preferred units and zero common units of Beach House JV LLC. During the nine months ended September 30, 2014, we recognized $0.7 million of income related to this investment, which is included in Net income from equity investments in real estate and the Managed REITs in the consolidated financial statements.

We received aggregate distributions of $9.0 million and $10.4 million from our other unconsolidated real estate investments for the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014 and December 31, 2013, the aggregate unamortized basis differences on our unconsolidated real estate investments were $5.8 million and $16.6 million, respectively.

Note 8. Goodwill and Other Intangibles

In connection with our acquisitions of properties, we have recorded net lease intangibles that are being amortized over periods ranging from one year to 40 years. In addition, we have several ground lease intangibles that are being amortized over periods of up to 134 years. In-place lease and above-market rent are included in In-place lease intangible assets, net and Above-market rent intangible assets, net, respectively, in the consolidated financial statements. Tenant relationship, below-market ground lease (as lessee), trade name, management contracts, and software license intangibles are included in Other assets, net in the consolidated financial statements. Below-market rent, above-market ground lease (as lessee), and below-market purchase option intangibles are included in Below-market rent and other intangible liabilities, net in the consolidated financial statements.

In connection with our investment activity during the nine months ended September 30, 2014, including primarily the properties we acquired through the CPA®:16 Merger, we recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
In-place lease	12.3	$596,298
Above-market rent	12.3	395,824
Below-market ground lease	62.7	14,397
		$1,006,519

Amortizable Intangible Liabilities
Below-market rent	17.9	$(56,665)
Above-market ground lease	31.5	(6,712)
		$(63,377)

W. P. Carey 9/30/2014 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

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

	Real Estate Ownership	Investment Management	Total
Balance at January 1, 2014	$286,601	$63,607	$350,208
Acquisition of CPA®:16 – Global	348,876	—	348,876
Other adjustments accounted for as business combinations (a)	14,137	—	14,137
Allocation of goodwill to the cost basis of properties sold or classified as held-for-sale	(2,743)	—	(2,743)
Foreign currency translation adjustments and other	(7,687)	—	(7,687)
Balance at September 30, 2014	$639,184	$63,607	$702,791
___________

(a)	Amount includes a deferred tax liability offset of $11.7 million recorded in connection with an acquisition of an investment in Norway (Note 5).

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Management contracts	$32,765	$(32,765)	$—	$32,765	$(32,395)	$370
Internal-use software development costs	13,987	(12)	13,975	3,255	—	3,255
	46,752	(32,777)	13,975	36,020	(32,395)	3,625
Lease Intangibles:
In-place lease	1,101,405	(166,397)	935,008	551,737	(84,610)	467,127
Above-market rent	646,587	(101,125)	545,462	292,132	(50,157)	241,975
Below-market ground lease	18,346	(336)	18,010	4,386	(22)	4,364
Tenant relationship	6,230	(1,778)	4,452	6,247	(1,656)	4,591
	1,772,568	(269,636)	1,502,932	854,502	(136,445)	718,057
Unamortizable Goodwill and Indefinite-Lived Intangible Assets
Goodwill	702,791	—	702,791	350,208	—	350,208
Trade name	3,975	—	3,975	3,975	—	3,975
	706,766	—	706,766	354,183	—	354,183
Total intangible assets	$2,526,086	$(302,413)	$2,223,673	$1,244,705	$(168,840)	$1,075,865

Amortizable Intangible Liabilities
Below-market rent	$(169,785)	$20,860	$(148,925)	$(116,939)	$11,832	$(105,107)
Above-market ground lease	(13,419)	985	(12,434)	(6,896)	512	(6,384)
	(183,204)	21,845	(161,359)	(123,835)	12,344	(111,491)
Unamortizable Intangible Liabilities
Below-market purchase option	(16,711)	—	(16,711)	(16,711)	—	(16,711)
Total intangible liabilities	$(199,915)	$21,845	$(178,070)	$(140,546)	$12,344	$(128,202)

W. P. Carey 9/30/2014 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

Net amortization of intangibles, including the effect of foreign currency translation, was $42.5 million and $21.7 million for the three months ended September 30, 2014 and 2013, respectively, and $131.9 million and $64.0 million for the nine months ended September 30, 2014 and 2013, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues; amortization of management contracts, in-place lease and tenant relationship intangibles is included in Depreciation and amortization; and amortization of above-market ground lease and below-market ground lease intangibles is included in Property expenses.

Based on the intangible assets and liabilities recorded at September 30, 2014, scheduled annual net amortization of intangibles for the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter is as follows (in thousands):

Years Ending December 31,	Net Decrease in Lease Revenues	Increase to Amortization/ Property Expenses	Net
2014 (remainder)	$14,146	$27,749	$41,895
2015	55,529	110,442	165,971
2016	53,738	106,295	160,033
2017	50,318	102,432	152,750
2018	46,703	99,396	146,099
Thereafter	176,103	512,697	688,800
Total	$396,537	$959,011	$1,355,548

Note 9. Fair Value Measurements

The fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities, and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps, interest rate swaps, and foreign currency forward contracts; and Level 3, for securities that do not fall into Level 1 or Level 2 and for which little or no market data exists, therefore requiring us to develop our own assumptions.

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

Derivative Assets — Our derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of interest rate caps, interest rate swaps, stock warrants, and foreign currency forward contracts (Note 10). The interest rate caps, interest rate swaps and foreign currency forward contracts were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. The stock warrants were measured at fair value using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3 because these assets are not traded in an active market.

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

W. P. Carey 9/30/2014 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)

Redeemable Noncontrolling Interest — We account for the noncontrolling interest in W. P. Carey International, LLC, or WPCI, held by a third party as a redeemable noncontrolling interest (Note 13). We determined the valuation of the redeemable noncontrolling interest using widely accepted valuation techniques, including expected discounted cash flows of the investment as well as the income capitalization approach, which considers prevailing market capitalization rates. We classified this liability as Level 3. At September 30, 2014, unobservable inputs for WPCI include a discount for lack of marketability, a discount rate, and earnings before interest, taxes, depreciation, and amortization multiples with weighted-average ranges of 20% - 30%, 22% - 26%, and 3x - 5x, respectively. Significant increases or decreases in any one of these inputs in isolation would result in significant changes in the fair value measurement.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during either the nine months ended September 30, 2014 or 2013. In connection with the CPA®:16 Merger, we acquired stock warrants, which had previously been granted by Hellweg 2 to CPA®:16 – Global, and which were classified as Level 3 at September 30, 2014 (Note 10).

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		September 30, 2014		December 31, 2013
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt (a)	3	$2,702,133	$2,720,181	$1,492,410	$1,477,497
Senior unsecured notes (b)	2	498,300	518,523	—	—
Senior unsecured credit facility (c) (d)	2	618,945	618,945	275,000	275,000
Notes receivable (a) (e)	3	20,983	19,988	—	—
Deferred acquisition fees receivable (f)	3	19,585	22,188	19,684	20,733
Unsecured term loan (c)	2	—	—	300,000	300,000
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

(b)	We determined the estimated fair value of the Senior Unsecured Notes using quoted market prices in an open market with limited trading volume (Note 11).

(c)
As described in Note 11, the Prior Senior Credit Facility and the Unsecured Term Loan were repaid and terminated in January 2014. We determined the estimated fair value of these financial instruments using a discounted cash flow model with rates that take into account the market-based credit spread and our credit rating.

(d)	In October 2014, we utilized $225.8 million of the net proceeds from a public offering (Note 13) to pay down a portion of the amount outstanding under the Revolver (Note 17).

(e)	We acquired these notes in the CPA®:16 Merger (Note 6).

(f)
We determined the estimated fair value of our deferred acquisition fees receivable based on an estimate of discounted cash flows using two significant unobservable inputs, which are the leverage adjusted unsecured spread and an illiquidity adjustment with a weighted-average range of 109 - 355 basis points and 50 - 100 basis points, respectively at September 30, 2014. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both September 30, 2014 and December 31, 2013.

W. P. Carey 9/30/2014 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)

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

The following table presents information about our other assets that were measured on a fair value basis (in thousands):

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges from Continuing Operations
Real estate	$6,665	$3,472	$—	$—
Net investments in direct financing leases	3,157	753	—	—
Equity investments in real estate	—	—	4,350	6,554
		4,225		6,554
Impairment Charges from Discontinued Operations
Real estate	—	—	9,468	1,416
		—		1,416
		$4,225		$7,970

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges from Continuing Operations
Real estate	$6,665	$5,538	$—	$—
Net investments in direct financing leases	3,157	753	—	—
Equity investments in real estate	—	735	4,350	12,082
		7,026		12,082
Impairment Charges from Discontinued Operations
Real estate	—	—	16,376	4,903
Operating real estate	—	—	3,709	1,071
		—		5,974
		$7,026		$18,056

W. P. Carey 9/30/2014 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)

Significant impairment charges, and their related triggering events and fair value measurements, recognized during the three and nine months ended September 30, 2014 and 2013 were as follows:

Real Estate

During the three and nine months ended September 30, 2014, we recognized impairment charges totaling $3.5 million and $5.5 million, respectively, on three properties in order to reduce the carrying values of the properties to their estimated fair values, which approximated their estimated selling prices.

Net Investments in Direct Financing Leases

During each of the three and nine months ended September 30, 2014, we recognized impairment charges totaling $0.8 million on six properties accounted for as Net investments in direct financing leases in connection with an other-than-temporary decline in the estimated fair values of the buildings’ residual values.

Equity Investments in Real Estate

During the nine months ended September 30, 2014 and 2013, we recognized other-than-temporary impairment charges of $0.7 million and $12.1 million, respectively, on the Special Member Interest in CPA®:16 – Global’s operating partnership to reduce its carrying value to its estimated fair value, which had declined. The fair value was obtained by estimating discounted cash flows using two significant unobservable inputs, which are the discount rate and the estimated general and administrative costs as a percentage of assets under management with a weighted-average range of 12.75% - 15.75% and 35 - 45 basis points, respectively.

Properties Sold

During the three and nine months ended September 30, 2013, we recognized impairment charges on properties sold, including one of our hotels, totaling $1.4 million and $6.0 million, respectively, to reduce the carrying values of the properties to their estimated selling prices less costs to sell. These impairment charges, which are included in discontinued operations, were the result of reducing these properties’ carrying values to their estimated fair values (Note 15), which approximated their estimated selling prices, in connection with anticipated sales. The fair value measurement related to these impairment charges was determined in part by third-party sources, subject to our corroboration for reasonableness.

Note 10. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are four main components of economic risk that impact us: interest rate risk, credit risk, market risk, and foreign currency risk. We are primarily subject to interest rate risk on our interest-bearing liabilities, including the Senior Unsecured Credit Facility (Note 11), at September 30, 2014. Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, as well as changes in the value of our other securities and the shares we hold in the Managed REITs due to changes in interest rates or other market factors. We own investments in the European Union and in Asia and are subject to the risks associated with changing foreign currency exchange rates.

W. P. Carey 9/30/2014 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)

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

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Interest rate caps	Other assets, net	$6	$2	$—	$—
Interest rate swaps	Other assets, net	987	1,618	—	—
Foreign currency forward contracts	Other assets, net	3,629	—	—	—
Foreign currency forward contracts (a)	Accounts payable, accrued expenses and other liabilities	—	—	(451)	(7,083)
Interest rate swaps (a)	Accounts payable, accrued expenses and other liabilities	—	—	(5,097)	(2,734)
Derivatives Not Designated as Hedging Instruments
Stock warrants (b)	Other assets, net	3,753	2,160	—	—
Interest rate swaps (c)	Accounts payable, accrued expenses and other liabilities	—	—	(9,033)	(11,995)
Total derivatives		$8,375	$3,780	$(14,581)	$(21,812)
__________

(a)
In connection with the CPA®:16 Merger, we acquired interest rate swaps and a cap, which were in a net liability position, and foreign currency forward contracts, which were in a net asset position, that had fair values of $2.0 million and $1.2 million, respectively, at September 30, 2014.

(b)
In connection with the CPA®:16 Merger, we acquired warrants from CPA®:16 – Global, which had previously been granted by Hellweg 2 to CPA®:16 – Global, that had a fair value of $1.3 million at September 30, 2014. These warrants give us participation rights to any distributions made by Hellweg 2 and entitle us to a cash distribution that equals a certain percentage of the liquidity event price of Hellweg 2, should a liquidity event occur.

(c)	These interest rate swaps do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the underlying variable-rate debt.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both September 30, 2014 and December 31, 2013, no cash collateral had been posted nor received for any of our derivative positions.

W. P. Carey 9/30/2014 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive (Loss) Income on Derivatives (Effective Portion) (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2014	2013	2014	2013
Interest rate swaps	$689	$16	$(928)	$3,669
Interest rate caps	14	(23)	(7)	(13)
Foreign currency forward contracts	15,372	(4,058)	12,256	(2,885)
Total	$16,075	$(4,065)	$11,321	$771
__________

(a)
Excludes net gains recognized on unconsolidated jointly-owned investments, which are included in Net income from equity investments in real estate and the Managed REITs in the consolidated financial statements, of $0.1 million for each of the three months ended September 30, 2014 and 2013, and $0.3 million and $0.5 million for the nine months ended September 30, 2014 and 2013, respectively.

		Amount of (Loss) Gain Reclassified from Other Comprehensive (Loss) Income on Derivatives (Effective Portion) (a)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013 (b)	2014	2013 (b)
Interest rate swaps and caps	Interest expense	$(661)	$(436)	$(2,024)	$(1,311)
Foreign currency forward contracts	Other income and (expenses)	337	(206)	(487)	(182)
Total		$(324)	$(642)	$(2,511)	$(1,493)
__________

(a)
Excludes net losses recognized on unconsolidated jointly-owned investments of $0.1 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and $0.4 million and $0.5 million for the nine months ended September 30, 2014 and 2013, respectively.

(b)
The amounts included in this column for the periods presented herein have been revised to reverse the signs that were incorrectly presented when originally filed. In addition, the corresponding amounts for the years ended December 31, 2013 and 2012 will be similarly revised in the Form 10-K for the year ended December 31, 2014 when filed.

Amounts reported in Other comprehensive (loss) income related to interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive (loss) income related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. At September 30, 2014, we estimate that an additional $2.4 million and $1.5 million will be reclassified as interest expense and other expenses, respectively, during the next 12 months.

		Amount of Gain Recognized in Income on Derivatives
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Interest rate swaps	Interest expense	$1,007	$801	$1,992	$4,211
Stock warrants	Other income and (expenses)	268	80	134	360
Total		$1,275	$881	$2,126	$4,571

See below for information on our purposes for entering into derivative instruments and for information on derivative instruments owned by unconsolidated investments, which are excluded from the tables above.

Interest Rate Swaps and Caps

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate, non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of the loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a

W. P. Carey 9/30/2014 10-Q – 32

Notes to Consolidated Financial Statements (Unaudited)

counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. Interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The interest rate swaps and caps that we had outstanding on our consolidated subsidiaries at September 30, 2014 are summarized as follows (currency in thousands):

	Number of Instruments	Face Amount	Fair Value at September 30, 2014 (a)
Interest Rate Derivatives
Designated as Cash Flow Hedging Instruments
Interest rate swaps	14	$130,298	$(2,957)
Interest rate swaps	2	€8,225	(1,153)
Interest rate caps (b)	2	€107,554	6
Not Designated as Cash Flow Hedging Instruments
Interest rate swaps (c)	3	€108,048	(9,033)
			$(13,137)
__________

(a)	Fair value amounts are based on the exchange rate of the euro at September 30, 2014, as applicable.

(b)	The applicable interest rates of the related debt were 1.2% and 1.1%, which were below the strike prices of the caps of 3.0% and 2.0%, respectively, at September 30, 2014.

(c)	These interest rate swaps do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the underlying variable-rate debt.

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

The following table presents the foreign currency derivative contracts we had outstanding at September 30, 2014, which were designated as cash flow hedges (currency in thousands):

	Number of Instruments	Face Amount	Fair Value at September 30, 2014 (a)
Foreign Currency Derivatives
Foreign currency forward contracts	72	€163,500	$3,589
Foreign currency forward contracts	17	£9,100	(411)
			$3,178
 __________

(a)	Fair value amounts are based on the applicable exchange rate of the foreign currency at September 30, 2014.

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of September 30, 2014. At September 30, 2014, our total credit exposure was $3.7 million and the maximum exposure to any single counterparty was $1.8 million.

W. P. Carey 9/30/2014 10-Q – 33

Notes to Consolidated Financial Statements (Unaudited)

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At September 30, 2014, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $15.7 million at September 30, 2014, which included accrued interest and any adjustment for nonperformance risk. If we had breached any of these provisions at September 30, 2014, we could have been required to settle our obligations under these agreements at their aggregate termination value of $16.1 million.

Net Investment Hedge

During the nine months ended September 30, 2014, we borrowed an aggregate of €178.5 million under the Revolver to prepay several non-recourse mortgage loans denominated in euro (Note 11). This borrowing is designated as and effective as an economic hedge of our net investments in these euro-denominated entities. Variability in the exchange rate of the euro with respect to the U.S. dollar impacts our financial results as the financial results of our euro-denominated subsidiaries are translated to U.S. dollars each period, with the effect of changes in the euro to U.S. dollar exchange rate being recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. As a result, the borrowing in euro under the Revolver is recorded at cost in the consolidated financial statements and all changes in the value related to changes in the spot rate will be reported in the same manner as a translation adjustment, which is recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment.

Note 11. Debt

Senior Unsecured Credit Facility

At December 31, 2013, we had a senior credit facility that provided for a $450.0 million unsecured revolving credit facility and a $175.0 million term loan facility, which we refer to collectively as the Prior Senior Credit Facility. On January 31, 2014, we entered into the Second Amended and Restated Credit Agreement in order to increase the maximum aggregate principal amount from $625.0 million to $1.25 billion, which we refer to as the Senior Unsecured Credit Facility, and on that date drew down $765.0 million to repay the Prior Senior Credit Facility, the Unsecured Term Loan discussed below and CPA®:16 – Global’s line of credit, which had an outstanding balance of $170.0 million on the same date, which was the date of the closing of the CPA®:16 Merger. Because we had obtained investment grade ratings in January 2014, all of the guarantors were released from their guarantees under the Senior Unsecured Credit Facility in February 2014. In addition, as a result of the investment grade ratings, certain provisions that restricted the amount we could draw under the Senior Unsecured Credit Facility were no longer applicable. In connection with entering into the Senior Unsecured Credit Facility and the simultaneous repayment of the outstanding balances of the facilities described above and the Unsecured Term Loan, we incurred financing costs totaling $7.9 million included in Other assets, net in the consolidated financial statements, which are being amortized to Interest expense over the remaining terms of the facilities, and recognized a loss on extinguishment of debt of $2.1 million included in Other income and (expenses) in the consolidated financial statements.

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

Borrowings under the Senior Unsecured Credit Facility bear interest, at our election, at a rate equal to either: (i) the Eurocurrency Rate (as defined in the Second Amended and Restated Credit Agreement), or (ii) the Base Rate (as defined in the Second Amended and Restated Credit Agreement), in each case, plus the Applicable Rate (as defined in the Second Amended and Restated Credit Agreement). Since we obtained investment grade ratings as of January 31, 2014, for borrowings under the Revolver, the Applicable Rate on Eurocurrency Rate loans and letters of credit ranges from 0.925% to 1.70% and the Applicable Rate on Base Rate loans ranges from 0.00% to 0.70%. For borrowings under the Term Loan Facility, the Applicable Rate on Eurocurrency Rate loans and letters of credit ranges from 1.00% to 1.95% and the Applicable Rate on Base Rate loans ranges from 0.00% to 0.95%. Swing line loans under the Senior Unsecured Credit Facility will bear interest at the Base Rate plus the Applicable Rate then in effect. In addition, we pay a quarterly facility fee ranging from 0.125% to 0.30% on the Revolver. At September 30, 2014, the outstanding balance under the Senior Unsecured Credit Facility was $618.9 million,

W. P. Carey 9/30/2014 10-Q – 34

Notes to Consolidated Financial Statements (Unaudited)

including the $250.0 million drawn under the Term Loan Facility, $110.0 million borrowed under the Revolver in U.S. dollars, $226.4 million borrowed under the Revolver in euro, and $32.5 million borrowed under the Revolver in British pounds. In addition, as of September 30, 2014, our lenders had issued letters of credit totaling $1.0 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under the Revolver. At September 30, 2014, our Revolver had unused capacity of $631.1 million, excluding amounts reserved for outstanding letters of credit. Based on our credit rating of BBB/Baa2 during the nine months ended September 30, 2014, we incurred interest at LIBOR plus 1.10% on the Revolver and LIBOR plus 1.25% on the Term Loan Facility. We also incurred a facility fee of 0.20% on the Revolver during the nine months ended September 30, 2014. As discussed in Note 13 and Note 17, in October 2014, we utilized $225.8 million of the net proceeds from our public offering to pay down a portion of the amount outstanding under the Revolver.

The Senior Unsecured Credit Facility includes customary financial maintenance covenants, including a maximum leverage ratio, maximum secured debt ratio, minimum equity value ratio, minimum fixed charge coverage ratio, and minimum unsecured interest coverage ratio. The Senior Unsecured Credit Facility also contains various customary affirmative and negative covenants applicable to us and our subsidiaries, subject to materiality and other qualifications, baskets and exceptions as outlined in the Second Amended and Restated Credit Agreement.

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

The Second Amended and Restated Credit Agreement stipulates several financial covenants that require us to maintain certain ratios and benchmarks at the end of each quarter as defined in the Second Amended and Restated Credit Agreement. We were in compliance with all of these covenants at September 30, 2014.

Senior Unsecured Notes

In March 2014, we issued $500.0 million in corporate bonds, or the Senior Unsecured Notes, at a price of 99.639% of par value or a $1.8 million discount with a yield to maturity of 4.645% in a registered public offering. These notes have a ten-year term and mature on April 1, 2024 with an annual interest rate of 4.60%. The interest is paid semi-annually on April 1 and October 1, starting on October 1, 2014. The Senior Unsecured Notes can be redeemed at par within three months of maturity, or we can call the notes at any time for the principal, accrued interest and a make-whole amount based upon a rate of the ten-year U.S. Treasury yield plus 30 basis points. The Senior Unsecured Notes were rated Baa2 by Moody’s Investors Services and BBB- by Standard and Poor’s Ratings Services. In connection with this transaction, we incurred financing costs totaling $4.2 million included in Other assets, net in the consolidated financial statements, that are being amortized to Interest expense over the term of the Senior Unsecured Notes. The proceeds from the issuance were used to pay down in part the then-outstanding balance under our Revolver.

The Senior Unsecured Notes require us to maintain certain ratios and benchmarks at the end of each quarter as defined in the terms in the prospectus supplement filed with the SEC on March 13, 2014. We were in compliance with all of these covenants at September 30, 2014.

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

W. P. Carey 9/30/2014 10-Q – 35

Notes to Consolidated Financial Statements (Unaudited)

Non-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real estate properties with an aggregate carrying value of $3.5 billion and $1.9 billion at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, our mortgage notes payable bore interest at fixed annual rates ranging from 3.2% to 7.8% and variable contractual annual rates ranging from 1.1% to 7.6%, with maturity dates ranging from 2014 to 2038.

In November 2013, a tenant in one of our properties filed for bankruptcy and in March 2014, we stopped making payments on the non-recourse mortgage obligation encumbering the property. In October 2014, the property was foreclosed upon. At September 30, 2014, both the outstanding balance of the non-recourse mortgage and the carrying value of the property were $3.7 million.

Financing Activity During the Nine Months Ended September 30, 2014 — In connection with the CPA®:16 Merger (Note 3), we assumed property level debt comprised of 18 variable-rate and 97 fixed-rate non-recourse mortgage loans with fair values totaling $161.9 million and $1.4 billion, respectively, on the acquisition date and recorded an aggregate net fair market value adjustment of $9.8 million at that date. The fair market value adjustment will be amortized to interest expense over the remaining lives of the related loans. These fixed-rate and variable-rate mortgages had weighted-average annual interest rates of 5.79% and 3.63%, respectively, on the acquisition date (Note 10).
During the nine months ended September 30, 2014, in connection with our long-term plan to become a primarily unsecured borrower, we prepaid 20 non-recourse mortgage loans with an aggregate outstanding principal balance of $216.1 million, with a weighted-average remaining term of 1.4 years on the date of the prepayments and weighted-average interest rate of 5.3%. In connection with these prepayments, we incurred a net loss on extinguishment of debt of $8.3 million, of which $7.0 million is included in Other income and (expenses) and $1.3 million is included in Income from discontinued operations, net of tax in the consolidated financial statements. During the nine months ended September 30, 2014, we also paid $7.2 million for the defeasance of a mortgage loan.
During the nine months ended September 30, 2014, we drew down $12.3 million on a construction loan in relation to a build-to-suit transaction.

Foreign Currency Exchange Rate Impact

During the nine months ended September 30, 2014, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro at September 30, 2014 decreased by 7.9% to $1.2687 from $1.3768 at December 31, 2013. The impact of this strengthening was an aggregate decrease of $79.2 million in the carrying values of our Non-recourse debt and Senior Unsecured Credit Facility from December 31, 2013 to September 30, 2014.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter are as follows (in thousands):

Years Ending December 31,	Total (a)
2014 (remainder)	$130,334
2015	205,428
2016 (b)	623,740
2017	769,545
2018 (c)	656,476
Thereafter through 2038 (d)	1,429,879
3,815,402
Unamortized premium, net (e)	3,976
Total	$3,819,378
__________

(a)	Certain amounts are based on the applicable foreign currency exchange rate at September 30, 2014.

W. P. Carey 9/30/2014 10-Q – 36

Notes to Consolidated Financial Statements (Unaudited)

(b)	Includes $250.0 million outstanding under our Term Loan Facility at September 30, 2014, which is scheduled to mature on January 31, 2016 unless extended pursuant to its terms.

(c)	Includes $368.9 million outstanding under our Revolver at September 30, 2014, which is scheduled to mature on January 31, 2018 unless extended pursuant to its terms.

(d)	Includes $500.0 million of outstanding Senior Unsecured Notes, which are scheduled to mature on April 1, 2024.

(e)
Represents the unamortized premium of $5.7 million in the aggregate resulting from the assumption of property-level debt in connection with the CPA®:15 Merger and CPA®:16 Merger, partially offset by a $1.7 million unamortized discount on the Senior Unsecured Notes.

Note 12. Commitments and Contingencies

On December 31, 2013, Mr. Ira Gaines and entities affiliated with him commenced a purported class action (Ira Gaines, et al. v. Corporate Property Associates 16 – Global Incorporated, Index. No. 650001/2014, N.Y. Sup. Ct., N.Y. County) against us, WPC REIT Merger Sub Inc., CPA®:16 – Global, and the directors of CPA®:16 – Global. On April 11, 2014, the defendants filed a motion to dismiss the complaint, as amended, and on October 15, 2014, the judge granted the defendants’ motion to dismiss the amended complaint in its entirety.

Various other claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 13. Stock-Based Compensation and Equity

We maintain several stock-based compensation plans, which are more fully described in the 2013 Annual Report. There have been no significant changes to the terms and conditions of any of our stock-based compensation plans or arrangements during the nine months ended September 30, 2014.

The total compensation expense (net of forfeitures) for awards issued under these plans was $8.0 million and $7.9 million for the three months ended September 30, 2014 and 2013, respectively, and $23.0 million and $25.4 million for the nine months ended September 30, 2014 and 2013, respectively, which is included in Stock-based compensation expense in the consolidated financial statements. The tax benefit recognized by us related to these awards were $17.3 million and $16.0 million for the nine months ended September 30, 2014 and 2013, respectively. There was no such tax benefit recognized by us during either the three months ended September 30, 2014 or 2013.

Restricted and Conditional Awards

Nonvested restricted stock awards, or RSAs, restricted share units, or RSUs, and performance share units, or PSUs, at September 30, 2014 and changes during the nine months ended September 30, 2014 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2014	519,608	$45.19	1,220,720	$28.28
Granted (a)	179,621	60.71	89,653	76.05
Vested (b)	(264,726)	43.35	(881,388)	15.04
Forfeited	(667)	68.05	—	—
Adjustment (c)	—	—	448,811	55.91
Nonvested at September 30, 2014 (d)	433,836	$52.71	877,796	$32.06
__________

(a)
The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant. The grant date fair value of PSUs were determined utilizing a Monte Carlo simulation model to generate a range of possible future stock prices for both us and the plan defined peer index over the three-year performance period. To estimate the fair value of PSUs granted during the nine months ended September 30, 2014, we used a risk-free interest rate of 0.65% and an expected volatility rate of 25.89% (the plan defined peer index assumes 21.77%) and assumed a dividend yield of zero.

(b)
The total fair value of shares vested during the nine months ended September 30, 2014 was $24.7 million. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date, pursuant to previously-

W. P. Carey 9/30/2014 10-Q – 37

Notes to Consolidated Financial Statements (Unaudited)

made deferral elections. At September 30, 2014, we had an obligation to issue 889,863 shares of our common stock underlying such deferred shares, which is recorded within W. P. Carey stockholders’ equity as a Deferred compensation obligation of $30.6 million.

(c)
Vesting and payment of the PSUs is conditioned upon certain company and market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. In connection with the payment of the PSUs granted in 2011, which were paid out in February 2014, we adjusted the shares during the three months ended March 31, 2014 to reflect the actual number of shares issued. During the three months ended June 30, 2014 and September 30, 2014, we also adjusted the number of PSUs expected to vest based on updated forecasted performance targets. There was no impact on our consolidated financial statements related to these adjustments, as the initial fair value of our PSUs factored in the variability associated with the performance features of these awards.

(d)	At September 30, 2014, total unrecognized compensation expense related to these awards was approximately $31.4 million, with an aggregate weighted-average remaining term of 1.67 years.

During the nine months ended September 30, 2014, 93,745 stock options were exercised with an aggregate intrinsic value of $3.2 million. At September 30, 2014, there were 525,035 stock options outstanding, of which 453,324 were exercisable.

Public Offering

In September 2014, we completed a public offering of 4,600,000 shares of our common stock, $0.001 par value per share, at a price of $64.00 per share, or the Offering, which includes the full exercise of the underwriters’ option to purchase an additional 600,000 shares of our common stock. The net proceeds of $282.2 million from the Offering were intended to repay certain indebtedness, including amounts outstanding under our Senior Unsecured Credit Facility, to fund potential future acquisitions and for general corporate purposes. As described in Note 17, in October 2014, we utilized $225.8 million of the net proceeds from the Offering to pay down a portion of the amount outstanding under the Revolver.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to W. P. Carey	$27,337	$18,506	$206,252	$75,854
Allocation of distribution equivalents paid on unvested RSUs and RSAs in excess of income	(113)	(139)	(849)	(570)
Net income – basic	27,224	18,367	205,403	75,284
Income (loss) effect of dilutive securities, net of taxes	(8)	128	74	77
Net income – diluted	$27,216	$18,495	$205,477	$75,361

Weighted-average shares outstanding – basic	100,282,082	68,397,176	96,690,675	68,719,264
Effect of dilutive securities	848,366	1,003,649	1,038,306	1,127,056
Weighted-average shares outstanding – diluted	101,130,448	69,400,825	97,728,981	69,846,320

Securities totaling 105,920 shares associated with the Redeemable noncontrolling interest were excluded from the earnings per share computation above as their effect would have been anti-dilutive for the three months ended September 30, 2013. There were no such anti-dilutive securities for the three months ended September 30, 2014 and nine months ended September 30, 2014 and 2013.

W. P. Carey 9/30/2014 10-Q – 38

Notes to Consolidated Financial Statements (Unaudited)

Redeemable Noncontrolling Interest

We account for the noncontrolling interest in WPCI held by a third party as a redeemable noncontrolling interest, as we have an obligation to repurchase the interest at fair value, subject to certain conditions pursuant to a put option held by the third party. This obligation is required to be settled in shares of our common stock. The third-party interest is reflected at estimated redemption value for all periods presented. On October 1, 2013, we received a notice from the holder of the noncontrolling interest in WPCI regarding the exercise of the put option, pursuant to which we are required to purchase the third party’s 7.7% interest in WPCI. Pursuant to the terms of the related put agreement, the purchase price is to be determined based on a third-party valuation as of October 31, 2013, which is the end of the month that the put option was exercised. We cannot currently estimate when the redemption will occur and the amount of $6.3 million recorded represents our best estimate of the fair value of that interest.

The following table presents a reconciliation of redeemable noncontrolling interest (in thousands):

	Nine Months Ended September 30,
	2014	2013
Beginning balance	$7,436	$7,531
Redemption value adjustment	(306)	—
Net income	137	139
Distributions	(926)	(354)
Change in other comprehensive income	5	—
Ending balance	$6,346	$7,316

Transfers to Noncontrolling Interests

The following table presents a reconciliation of the effect of transfers in noncontrolling interest (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net income attributable to W. P. Carey	$206,252	$75,854
Transfers to noncontrolling interest
Decrease in W. P. Carey’s additional paid-in capital for purchases of less-than-wholly-owned investments in connection with the CPA®:16 Merger (a)	(41,374)	—
Net transfers to noncontrolling interest	(41,374)	—
Change from net income attributable to W. P. Carey and transfers to noncontrolling interest	$164,878	$75,854
__________

(a)
During the second quarter of 2014, we identified certain measurement period adjustments that impacted the provisional accounting of the CPA®:16 Merger, which increased the fair value of our previously-held noncontrolling interests on the acquisition date by $0.6 million, resulting in a reduction of $0.6 million to additional paid-in-capital.

W. P. Carey 9/30/2014 10-Q – 39

Notes to Consolidated Financial Statements (Unaudited)

Reclassifications Out of Accumulated Other Comprehensive (Loss) Income

The following tables present a reconciliation of changes in Accumulated other comprehensive (loss) income by component for the periods presented (in thousands):

	Three Months Ended September 30, 2014
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Beginning balance	$(12,052)	$26,224	$43	$14,215
Other comprehensive income (loss) before reclassifications	15,725	(55,096)	(12)	(39,383)
Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	661	—	—	661
Other income and (expenses)	(337)	—	—	(337)
Net income from equity investments in real estate and the Managed REITs	102	—	—	102
Total	426	—	—	426
Net current period other comprehensive income (loss)	16,151	(55,096)	(12)	(38,957)
Net current period other comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interest	—	3,471	—	3,471
Ending balance	$4,099	$(25,401)	$31	$(21,271)

	Three Months Ended September 30, 2013
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Beginning balance	$(2,253)	$(762)	$31	$(2,984)
Other comprehensive (loss) income before reclassifications	(4,711)	17,675	—	12,964
Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	436	—	—	436
Other income and (expenses)	206	—	—	206
Net income from equity investments in real estate and the Managed REITs	56	—	—	56
Total	698	—	—	698
Net current period other comprehensive (loss) income	(4,013)	17,675	—	13,662
Net current period other comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interest	—	(2,052)	—	(2,052)
Ending balance	$(6,266)	$14,861	$31	$8,626

W. P. Carey 9/30/2014 10-Q – 40

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2014
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Beginning balance	$(7,488)	$22,793	$31	$15,336
Other comprehensive income (loss) before reclassifications	8,696	(52,140)	—	(43,444)
Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	2,024	—	—	2,024
Other income and (expenses)	487	—	—	487
Net income from equity investments in real estate and the Managed REITs	380	—	—	380
Total	2,891	—	—	2,891
Net current period other comprehensive income (loss)	11,587	(52,140)	—	(40,553)
Net current period other comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interest	—	3,946	—	3,946
Ending balance	$4,099	$(25,401)	$31	$(21,271)

	Nine Months Ended September 30, 2013
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Beginning balance	$(7,508)	$2,828	$31	$(4,649)
Other comprehensive (loss) income before reclassifications	(727)	13,017	—	12,290
Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	1,311	—	—	1,311
Other income and (expenses)	182	—	—	182
Net income from equity investments in real estate and the Managed REITs	476	—	—	476
Total	1,969	—	—	1,969
Net current period other comprehensive income	1,242	13,017	—	14,259
Net current period other comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interest	—	(984)	—	(984)
Ending balance	$(6,266)	$14,861	$31	$8,626

Distributions Declared

During the third quarter of 2014, we declared a quarterly distribution of $0.94 per share, which was paid on October 15, 2014 to stockholders of record on September 30, 2014.

W. P. Carey 9/30/2014 10-Q – 41

Notes to Consolidated Financial Statements (Unaudited)

Note 14. Income Taxes

A reconciliation of the provision for income taxes with the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the periods presented is as follows (in thousands, except percentages):

	Nine Months Ended September 30,
	2014		2013
Income from continuing operations before income taxes, net of amounts attributable to noncontrolling interests	$184,191		$77,859
Pre-tax income attributable to pass-through subsidiaries	(177,077)		(88,155)
Pre-tax income (loss) attributable to taxable subsidiaries	7,114		(10,296)
Federal provision at statutory tax rate (35%)	2,490	35.0%	(3,604)	35.0%
State and local taxes, net of federal benefit	775	10.9%	(1,122)	10.9%
Recognition of deferred revenue as a result of the CPA®:16 Merger (a)	4,848	68.1%	—	—%
Amortization of intangible assets	—	—%	23	(0.2)%
Interest	1,739	24.4%	—	—%
Other	904	12.7%	(209)	2.0%
Tax provision — taxable subsidiaries	10,756	151.1%	(4,912)	47.7%
Deferred foreign tax benefit (b)	(6,767)		(145)
Current foreign taxes	5,553		7,889
Other state and local taxes	1,633		218
Total provision (benefit)	$11,175		$3,050
__________

(a)
Represents income tax expense from a permanent difference upon recognition of deferred revenue associated with accelerated vesting of shares previously issued by CPA®:16 – Global for asset management and performance fees.

(b)	Represents deferred tax benefit associated with basis differences on certain foreign properties acquired.

In connection with an acquisition of an investment in Norway, we recorded a deferred tax liability of $14.6 million, which is included in Deferred income taxes in the consolidated financial statements, during the nine months ended September 30, 2014 (Note 5). Dollar amounts are based on the exchange rate of the Norwegian krone on the date of acquisition.

At September 30, 2014, we had unrecognized tax benefits of $1.6 million that, if recognized, would have a favorable impact on our effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense.

Tax authorities in the relevant jurisdictions may select our tax returns for audit and propose adjustments before the expiration of the statute of limitations. Our tax returns filed for tax years 2008 through 2014 remain open to adjustment in the major tax jurisdictions. On October 22, 2014, the U.S. Internal Revenue Service, or IRS, issued a Notice of Proposed Adjustment for the return filed by our subsidiary, Carey Asset Management, for the 2011 tax year. We are reviewing the proposed adjustment and currently expect to file a protest, which may take the matter to an IRS appeals conference.

W. P. Carey 9/30/2014 10-Q – 42

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

Property Dispositions Included in Continuing Operations

The results of operations for properties that have been classified as held-for-sale or have been sold after December 31, 2013 and properties that were classified as direct financing leases, and with which we have no continuing involvement, excluding the properties that were classified as held-for-sale in the CPA®:16 Merger, are included within continuing operations in the consolidated financial statements. Total revenues from these properties were $0.8 million for the three months ended September 30, 2013, and $6.3 million and $2.6 million for the nine months ended September 30, 2014 and 2013, respectively. There were no such revenues during the three months ended September 30, 2014. Net income from the operations of these properties were $0.2 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively, and $1.7 million and $1.1 million for the nine months ended September 30, 2014 and 2013, respectively.

2014 — During the nine months ended September 30, 2014, we sold five properties for a total of $40.6 million, net of selling costs, and we recognized a net loss on these sales of $3.8 million. These sales included a manufacturing facility for which the contractual minimum sale price of $5.8 million was not met. The third-party purchaser paid $1.4 million, with the difference of $4.4 million being paid by the vacating tenant. The amount paid by the tenant was recorded as lease termination income, partially offsetting the $8.4 million loss on the sale of the property.

In addition, during September 2014, we conveyed a parcel of land to a local government for $0.4 million and recognized a gain of $0.3 million. During February 2014, a domestic vacant property was foreclosed upon and sold for $4.6 million. The proceeds from the sale were used to partially repay a non-recourse mortgage loan encumbering this property and another property with an outstanding balance of $6.0 million at the time of the sale. In connection with the sale, we recognized a gain on the sale of $0.1 million.

During the nine months ended September 30, 2014, in connection with those sales of properties accounted for as businesses we allocated goodwill totaling $2.7 million to the cost basis of the properties, for our Real Estate Ownership segment, based on the relative fair values at the time of the sales (Note 8).

2013 — During the nine months ended September 30, 2013, we sold our investment in a direct financing lease. The results of operations for this investment is included within continuing operations in the consolidated financial statements for the nine months ended September 30, 2013.

W. P. Carey 9/30/2014 10-Q – 43

Notes to Consolidated Financial Statements (Unaudited)

Property Dispositions Included in Discontinued Operations

The results of operations for properties that have been classified as held-for-sale or have been sold prior to January 1, 2014 and the properties that were acquired as held-for-sale in the CPA®:16 Merger, are reflected in the consolidated financial statements as discontinued operations, net of tax and are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$377	$6,946	$8,586	$25,094
Expenses	(142)	(5,391)	(1,928)	(17,382)
(Loss) gain on extinguishment of debt	—	—	(1,267)	98
Gain on sale of real estate	—	239	27,672	622
Impairment charges	—	(1,416)	—	(6,366)
Income from discontinued operations	$235	$378	$33,063	$2,066

2014 — At December 31, 2013, we had nine properties classified as held-for-sale, all of which were sold during the nine months ended September 30, 2014. The properties were sold for a total of $116.4 million, net of selling costs, and we recognized a net gain on these sales of $28.0 million, excluding impairment charges totaling $3.1 million previously recognized during 2013. We used a portion of the proceeds to repay a related mortgage loan obligation of $11.4 million and recognized a loss on extinguishment of debt of $0.1 million.

In connection with those sales of properties accounted for as businesses for the nine months ended September 30, 2014, we allocated goodwill totaling $7.0 million to the cost basis of the properties, for our Real Estate Ownership segment, based on the relative fair value at the time of the sale.

In connection with the CPA®:16 Merger in January 2014, we acquired ten properties, including five properties held by one jointly-owned investment, that were classified as Assets held for sale with a total fair value of $133.0 million. We sold all of these properties during the nine months ended September 30, 2014 for a total of $123.4 million, net of selling costs, including seller financing of $15.0 million, and recognized a net loss on these sales of $0.3 million. We used a portion of the proceeds to repay the related mortgage loan obligations totaling $18.9 million and recognized a loss on extinguishment of debt of $1.2 million.

2013 — During the nine months ended September 30, 2013, we sold seven domestic properties, including three properties that were previously classified as Assets held for sale in the consolidated financial statements, for a total of $22.7 million, net of selling costs, and recognized a net gain on these sales of $0.6 million, excluding impairment charges totaling $3.9 million and $0.2 million previously recognized during 2013 and 2012, respectively. We used a portion of the proceeds to repay the related mortgage loan obligation of $5.7 million and recognized a gain on extinguishment of debt of $0.1 million. In connection with those sales of properties accounted for as businesses for the nine months ended September 30, 2013, we allocated goodwill totaling $1.2 million to the cost basis of the properties, for our Real Estate Ownership segment, based on the relative fair value at the time of sale (Note 8).

During the nine months ended September 30, 2013, a jointly-owned investment in which we and an affiliate own 44% and 56%, respectively, and which we consolidate, entered into a contract to sell a domestic property, which we acquired in the CPA®:15 Merger, for $16.4 million. In addition, during the nine months ended September 30, 2013, we entered into a contract to sell our only hotel at that time for $3.8 million. In connection with the potential sale of the hotel, we recognized impairment charges totaling $1.1 million during the second quarter of 2013 in order to write down the carrying value of the asset to its estimated fair value, which approximated the estimated selling price less selling costs. We completed the sales of the jointly-owned investment in June 2014 and the hotel in October 2013.

We sold or classified as held-for-sale 20 additional properties during the fourth quarter of 2013. The results of operations for these properties are included in Income from discontinued operations, net of tax in the consolidated financial statements for the nine months ended September 30, 2013.

W. P. Carey 9/30/2014 10-Q – 44

Notes to Consolidated Financial Statements (Unaudited)

Note 16. Segment Reporting

We evaluate our results from operations by our two major business segments — Real Estate Ownership and Investment Management (Note 1). The following tables present a summary of comparative results and assets for these business segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Real Estate Ownership
Revenues	$164,212	$79,810	$476,018	$233,951
Operating expenses (a)	(94,227)	(45,298)	(294,572)	(127,790)
Interest expense	(46,534)	(26,262)	(133,342)	(77,596)
Other income and expenses, excluding interest expense	7,370	11,713	129,573	58,231
Provision for income taxes	(1,872)	(3,689)	(944)	(7,260)
Gain (loss) on sale of real estate, net of tax	260	—	(3,482)	(332)
Net income attributable to noncontrolling interests	(757)	(2,957)	(4,470)	(7,776)
Net income (loss) attributable to noncontrolling interests of discontinued operations	5	413	(173)	1,021
Income from continuing operations attributable to W. P. Carey	$28,457	$13,730	$168,608	$72,449
Investment Management
Revenues (b)	$31,733	$52,782	$181,843	$116,892
Operating expenses (b) (c)	(33,992)	(46,327)	(166,616)	(119,840)
Other income and expenses, excluding interest expense	160	245	(7)	773
Benefit from (provision for) income taxes	971	(1,702)	(10,231)	4,210
Net (income) loss attributable to noncontrolling interests	(236)	45	(444)	464
Net loss (income) attributable to redeemable noncontrolling interests	14	(232)	(137)	(139)
(Loss) income from continuing operations attributable to W. P. Carey	$(1,350)	$4,811	$4,408	$2,360
Total Company
Revenues (b)	$195,945	$132,592	$657,861	$350,843
Operating expenses (b) (c)	(128,219)	(91,625)	(461,188)	(247,630)
Interest expense	(46,534)	(26,262)	(133,342)	(77,596)
Other income and expenses, excluding interest expense	7,530	11,958	129,566	59,004
Provision for income taxes	(901)	(5,391)	(11,175)	(3,050)
Gain (loss) on sale of real estate, net of tax	260	—	(3,482)	(332)
Net income attributable to noncontrolling interests	(993)	(2,912)	(4,914)	(7,312)
Net income (loss) attributable to noncontrolling interests of discontinued operations	5	413	(173)	1,021
Net loss (income) attributable to redeemable noncontrolling interests	14	(232)	(137)	(139)
Income from continuing operations attributable to W. P. Carey	$27,107	$18,541	$173,016	$74,809

	Total Long-Lived Assets at (d)		Total Assets at
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Real Estate Ownership	$5,469,846	$3,333,654	$8,146,004	$4,537,853
Investment Management	—	—	355,445	141,097
Total Company	$5,469,846	$3,333,654	$8,501,449	$4,678,950
__________

(a)	Includes expenses incurred of $30.4 million related to the CPA®:16 Merger for the nine months ended September 30, 2014.

(b)
Included in revenues and operating expenses are reimbursable costs from affiliates totaling $14.7 million and $23.3 million for the three months ended September 30, 2014 and 2013, respectively, and $96.4 million and $50.7 million for the nine months ended September 30, 2014 and 2013, respectively.

(c)
Includes Stock-based compensation expense of $8.0 million and $7.9 million for the three months ended September 30, 2014 and 2013, respectively, of which $7.7 million and $7.6 million, respectively, were included in the Investment Management segment; and $23.0 million and $25.4 million for the nine months ended September 30, 2014 and 2013, respectively, of which $22.3 million and $24.1 million, respectively, were included in the Investment Management segment.

W. P. Carey 9/30/2014 10-Q – 45

Notes to Consolidated Financial Statements (Unaudited)

(d)	Consists of Net investments in real estate.

Our portfolio is comprised of domestic and international investments. At September 30, 2014, our international investments within our Real Estate Ownership segment were comprised of investments in France, Japan, Poland, Germany, Spain, Belgium, Finland, the Netherlands, Thailand, Canada, Malaysia, Hungary, Mexico, Sweden, Norway, and the United Kingdom. There are no investments in foreign jurisdictions within our Investment Management segment. Other than Germany, no country or tenant individually comprised more than 10% of our total lease revenues or total long-lived assets at September 30, 2014. The following tables present the geographic information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Domestic
Revenues	$107,799	$54,953	$314,911	$162,784
Income from continuing operations (a)	15,146	14,087	160,238	71,411
Net income attributable to noncontrolling interests	(543)	(3,209)	(2,781)	(8,019)
Net income attributable to W. P. Carey	13,731	12,954	184,678	66,397
Germany
Revenues	$19,663	$5,132	$54,767	$14,957
Income from continuing operations (a)	6,341	5,197	(656)	12,492
Net income attributable to noncontrolling interests	(88)	(460)	(1,760)	(1,934)
Net income attributable to W. P. Carey	7,089	3,683	(720)	8,967
Other International
Revenues	$36,750	$19,725	$106,340	$56,210
Income from continuing operations (a)	9,334	679	18,095	2,893
Net (income) loss attributable to noncontrolling interests	(126)	712	71	2,177
Net income attributable to W. P. Carey	7,867	(2,942)	17,886	(1,870)
Total
Revenues	$164,212	$79,810	$476,018	$233,951
Income from continuing operations (a)	30,821	19,963	177,677	86,796
Net income attributable to noncontrolling interests	(757)	(2,957)	(4,470)	(7,776)
Net income attributable to W. P. Carey	28,687	13,695	201,844	73,494

	September 30, 2014	December 31, 2013
Domestic
Long-lived assets (b)	$3,772,632	$2,172,549
Non-recourse debt	1,633,872	874,035
Germany
Long-lived assets (b)	$622,164	$314,423
Non-recourse debt	336,396	76,222
Other International
Long-lived assets (b)	$1,075,050	$846,682
Non-recourse debt	731,865	542,153
Total
Long-lived assets (b)	$5,469,846	$3,333,654
Non-recourse debt	2,702,133	1,492,410
__________

(a)	Amount represents income from continuing operations before income taxes and gain (loss) on sale of real estate, net of tax.

(b)	Consists of Net investments in real estate.

W. P. Carey 9/30/2014 10-Q – 46

Notes to Consolidated Financial Statements (Unaudited)

Note 17. Subsequent Events

In October 2014, we utilized $225.8 million of the net proceeds from the Offering (Note 13) to pay down a portion of the amount outstanding under the Revolver.

In October 2014, we entered into three investments for an aggregate cost of approximately $225.6 million. Dollar amount is based on the exchange rate of the foreign currency on the date of acquisition, as applicable. It is not practicable to disclose the preliminary purchase price allocation for these transactions given the short period of time between the acquisition dates and the filing of this Report.

W. P. Carey 9/30/2014 10-Q – 47

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MD&A is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. The discussion also provides information about the financial results of the segments of our business to provide a better understanding of how these segments and their results affect our financial condition and results of operations. Our MD&A should be read in conjunction with the 2013 Annual Report.

Business Overview

As described in more detail in Item 1 in the 2013 Annual Report, we provide long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and, as of September 30, 2014, manage a global investment portfolio of 1,043 properties, including 688 net-leased properties and four operating properties within our owned real estate portfolio. Our business operates in two segments – Real Estate Ownership and Investment Management.

Significant Developments

Real Estate Ownership

Investment Transactions

During the nine months ended September 30, 2014, we acquired three domestic investments for $135.5 million and one investment in Europe for $117.2 million (Note 5), inclusive of acquisition-related costs. We have an active capital recycling program, with a goal of extending the average lease term through reinvestment, improving portfolio credit quality through dispositions and acquisitions of assets, increasing the asset criticality factor in our portfolio, and/or executing strategic dispositions of assets. As part of our capital recycling program, we sold 22 domestic properties, two international properties, and a parcel of land during the nine months ended September 30, 2014 for total proceeds of $298.7 million (Note 15).

Public Offering

In September 2014, we completed our Offering of 4,600,000 shares of our common stock, $0.001 par value per share, at a price of $64.00 per share and received net proceeds of $282.2 million (Note 13).

Financing Transactions

During the nine months ended September 30, 2014, in connection with our long-term plan to become a primarily unsecured borrower, we prepaid 20 non-recourse mortgage loans with an aggregate outstanding principal balance of $216.1 million (Note 11). In October 2014, we utilized $225.8 million of the net proceeds from the Offering to pay down a portion of the amount outstanding under the Revolver (Note 17).

Distributions

Our cash distributions totaled $2.775 per share during the nine months ended September 30, 2014, comprised of three quarterly cash distributions of $0.870, $0.895 and $0.900 per share paid on January 15, 2014, April 15, 2014, and July 15, 2014, totaling $2.665 per share, and a special cash distribution of $0.110 per share paid on January 15, 2014. In addition, during the third quarter of 2014, our Board of Directors declared a quarterly distribution of $0.940 per share, or $3.76 on an annualized basis, which was paid on October 15, 2014 to stockholders of record on September 30, 2014.

W. P. Carey 9/30/2014 10-Q – 48

Investment Management

During the nine months ended September 30, 2014, we managed three funds: CPA®:17 – Global, CPA®:18 – Global, and CWI. We also managed CPA®:16 – Global until the CPA®:16 Merger on January 31, 2014 (Note 3).

Investment Transactions

•	On July 25, 2013, CPA®:16 – Global, which commenced operations in 2003, entered into a definitive merger agreement with us, and we completed the CPA®:16 Merger on January 31, 2014 (Note 3).

•
During the nine months ended September 30, 2014, we structured investments in seven properties for a total of $144.9 million, a follow-on equity investment of $20.4 million and an $8.4 million foreign debenture for an aggregate of $173.7 million, inclusive of acquisition-related costs, on behalf of CPA®:17 – Global. One of these investments is jointly-owned with CPA®:18 – Global. Approximately $125.3 million was invested in Europe and $48.4 million was invested in the U.S. Of the seven properties acquired, three are industrial facilities, three are office facilities, and one is a retail facility.

•
During the nine months ended September 30, 2014, we structured investments in 30 properties for a total of $471.4 million and in a note receivable of $29.4 million for an aggregate of $500.8 million, inclusive of acquisition-related costs, on behalf of CPA®:18 – Global. One of these investments is jointly-owned with CPA®:17 – Global. Approximately $283.8 million was invested in the U.S. and $217.0 million was invested in Europe. Of the 30 properties acquired, 15 are industrial facilities, seven are self-storage facilities, five are office facilities, and three are warehouse/distribution facilities.

•	During the nine months ended September 30, 2014, we structured investments in five domestic hotels for a total of $422.8 million, inclusive of acquisition-related costs, on behalf of CWI.

Financing Transactions

•	During the nine months ended September 30, 2014, we arranged mortgage financing totaling $81.9 million for CPA®:17 – Global, $290.2 million for CPA®:18 – Global, and $266.5 million for CWI.

Investor Capital Inflows

•
CPA®:18 – Global commenced its initial public offering in May 2013 and through September 30, 2014 had raised approximately $1.1 billion, of which $853.3 million was raised during the nine months ended September 30, 2014.

•
CWI completed fundraising in its initial public offering in September 2013 and commenced its follow-on offering in December 2013. From inception through September 30, 2014, CWI raised a total of $790.2 million, of which $214.4 million was raised during the nine months ended September 30, 2014.

•
In May 2014, the board of directors of CPA®:18 – Global approved the discontinuation of sales of shares of its class A common stock as of June 30, 2014 in order to moderate the pace of its fundraising. In order to facilitate the final sales of its class A shares as of June 30, 2014 and the continued sale of its class C shares, the board of directors of CPA®:18 – Global also approved the reallocation to its initial public offering of up to $250.0 million of the shares that were initially allocated to sales of its stock through its dividend reinvestment plan.

•
In June 2014, we filed a registration statement with the SEC to sell up to $1.0 billion of common stock of CWI 2, a new non-traded lodging REIT, in an initial public offering plus up to an additional $400.0 million of its common stock under a dividend reinvestment plan. As of the date of this Report, the registration statement has not been declared effective by the SEC and there can be no assurance as to whether or when any such offering would be commenced.

•
In September 2014, we filed registration statements with the SEC to sell up to 50,000,000 and 21,000,000 shares of common stock of Carey Credit Income Fund 2015 A and Carey Credit Income Fund 2015 T, respectively, both non-traded business development companies. As of the date of this Report, the registration statements have not been declared effective by the SEC and there can be no assurance as to whether or when any such offerings would be commenced.

W. P. Carey 9/30/2014 10-Q – 49

Proposed Regulatory Changes

Changes have been proposed to the rules of the Financial Industry Regulatory Authority, Inc., or FINRA, applicable to securities of unlisted REITs, like the Managed REITs, and direct participation programs. The rule changes propose, among other things, that: (i) FINRA members, such as our broker dealer subsidiary, Carey Financial, LLC, include in customer account statements NAVs of the unlisted entity that have been developed using a methodology reasonably designed to ensure the NAV’s reliability; and (ii) NAVs disclosed from and after 150 days following the second anniversary of the admission of shareholders of the unlisted entity's public offering be based on an appraised valuation developed by, or with the material assistance of, a third-party expert and updated on at least an annual basis, which is consistent with our current practice regarding our Managed REITs. The rule changes also propose that account statements include additional disclosure regarding the sources of distributions to shareholders of unlisted entities.

An amended version of the proposed rules was approved by the SEC in October 2014. FINRA has not yet published an official effective date for these rules; however, we currently anticipate that the rule changes will become effective in April 2016. It is not practicable at this time to determine whether these rules will adversely affect market demand for shares of unlisted REITs. We will continue to assess the potential impact of the rule changes on our Investment Management business.

Financial Highlights

Our results for the three and nine months ended September 30, 2014 included the following significant items:

•
Total lease revenue and total property level contribution increased by $68.3 million and $40.6 million, respectively, for the three months ended September 30, 2014, and by $183.8 million and $102.4 million, respectively, for the nine months ended September 30, 2014, as compared to the same periods in 2013, respectively, due to revenue generated from the properties acquired in the CPA®:16 Merger on January 31, 2014;

•	Recognized a net Gain on change in control of interests of $104.6 million in connection with the CPA®:16 Merger during the nine months ended September 30, 2014 (Note 3);

•	Received an aggregate of $12.9 million in lease termination income in connection with the early termination of two leases during the second quarter of 2014;

•
A decrease in Asset management revenue of $4.4 million and $12.0 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013 due to the cessation of asset management fees from CPA®:16 – Global upon completion of the CPA®:16 Merger on January 31, 2014;

•	Costs incurred in connection with the CPA®:16 Merger of $30.4 million during the nine months ended September 30, 2014;

•
Recognized a provision for income taxes of $4.8 million during the nine months ended September 30, 2014 from a permanent difference upon recognition of deferred revenue associated with accelerated vesting of shares previously issued by CPA®:16 – Global for asset management and performance fees in connection with the CPA®:16 Merger; and

•	Issuance of 30,729,878 shares on January 31, 2014 to stockholders of CPA®:16 – Global as Merger Consideration in connection with the CPA®:16 Merger.

W. P. Carey 9/30/2014 10-Q – 50

(In thousands, except shares)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Real estate revenues (excluding reimbursable tenant costs)	$157,941	$76,186	$457,984	$224,170
Investment management revenues (excluding reimbursable costs from affiliates)	17,011	29,523	85,464	66,198
Total revenues (excluding reimbursable costs)	174,952	105,709	543,448	290,368
Net income attributable to W. P. Carey	27,337	18,506	206,252	75,854

Cash distributions paid	90,606	58,030	248,918	160,953

Net cash provided by operating activities			277,154	146,327
Net cash provided by (used in) investing activities			46,081	(159,253)
Net cash provided by (used in) financing activities			99,139	(18,985)

Supplemental financial measure:
Adjusted funds from operations (AFFO) (a)	114,367	71,145	354,861	216,038

Diluted weighted-average shares outstanding (b)	101,130,448	69,400,825	97,728,981	69,846,320
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

(b)	Amount for the three and nine months ended September 30, 2014, for one day includes the 4,600,000 shares that we issued in the Offering on September 30, 2014.

Consolidated Results

Total revenues and Net income attributable to W. P. Carey increased significantly during the three and nine months ended September 30, 2014 as compared to the same periods in 2013. The growth in revenues and net income within our Real Estate Ownership segment was generated substantially from the properties we acquired in the CPA®:16 Merger on January 31, 2014 (Note 3). Additionally, revenues and Net income within our Investment Management segment increased during the nine months ended September 30, 2014 as a result of a significant increase in structuring revenue due to higher investment volume in the current year period as compared to the same period in the prior year.

Net cash provided by operating activities increased during the nine months ended September 30, 2014 as compared to the same period in 2013, primarily due to operating cash flow generated from the properties we acquired in the CPA®:16 Merger.

AFFO increased during the three and nine months ended September 30, 2014 as compared to the same periods in 2013, primarily due to income generated from the properties we acquired in the CPA®:16 Merger, partially offset by the cessation of asset management revenue received from CPA®:16 – Global after the CPA®:16 Merger was completed.

W. P. Carey 9/30/2014 10-Q – 51

Portfolio Overview

We intend to continue to acquire a diversified portfolio of income-producing commercial real estate properties and other real estate-related assets~~.~~ We expect to make these investments both domestically and outside of the U.S. Portfolio information is provided on a pro rata basis, unless otherwise noted below, to better illustrate the economic impact of our various net-leased jointly-owned investments. See Terms and Definitions below for a description of pro rata amounts.

Portfolio Summary

	September 30, 2014	December 31, 2013
Number of net-leased properties (a)	688	418
Number of operating properties (b)	4	2
Number of tenants (net-leased properties)	215	128
Total square footage (net-leased properties, in thousands)	80,800	39,500
Occupancy (net-leased properties)	98.1%	98.9%
Weighted-average lease term (net-leased properties, in years)	8.5	8.1
Number of countries	17	10
Total assets (consolidated basis, in thousands)	$8,501,449	$4,678,950
Net investments in real estate (consolidated basis, in thousands)	5,469,846	3,333,654

	Nine Months Ended September 30,
	2014	2013
Financing obtained (in millions, pro rata amount equals to consolidated amount) (c)	$1,750.0	$113.0
Acquisition volume (in millions, pro rata amount equals to consolidated amount) (d)	252.7	248.5
Average U.S. dollar/euro exchange rate (e)	1.3566	1.3173
Increase in the U.S. CPI (f)	2.1%	2.0%
Increase in the Germany CPI (f)	0.5%	1.0%
Increase in the France CPI (f)	0.1%	0.5%
Increase in the Finland CPI (f)	1.0%	1.3%

__________

(a)
Amounts represent net-leased properties as of September 30, 2014, which reflects 335 properties acquired from CPA®:16 – Global in the CPA®:16 Merger in January 2014 with a total fair value of approximately $1.8 billion (Note 3), 11 of which were sold during the nine months ended September 30, 2014.

(b)
Operating properties include two self-storage properties with an average occupancy of 93.6% at September 30, 2014 and also include two hotel properties acquired from CPA®:16 – Global in the CPA®:16 Merger with an average occupancy of 84.5% for the nine months ended September 30, 2014.

(c)
The amount for the nine months ended September 30, 2014 represents the $500.0 million Senior Unsecured Notes and the $1.25 billion Senior Unsecured Credit Facility (Note 11), of which $618.9 million was outstanding at September 30, 2014.

(d)	The amount for the nine months ended September 30, 2014 includes acquisition-related costs, which were expensed in the consolidated financial statements.

(e)
The average conversion rate for the U.S. dollar in relation to the euro increased during the nine months ended September 30, 2014 as compared to the same period in 2013, resulting in a positive impact on earnings in 2014 from our euro-denominated investments.

(f)
Many of our lease agreements and those of the CPA® REITs include contractual increases indexed to changes in the U.S. Consumer Price Index, or CPI, or similar indices in jurisdiction in which the property is located.

W. P. Carey 9/30/2014 10-Q – 52

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a pro rata basis and, accordingly, exclude all operating properties at September 30, 2014. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(in thousands, except percentages)

Tenant/Lease Guarantor	ABR	Percent
Hellweg Die Profi-Baumärkte GmbH & Co. KG (a)	$39,364	6.2%
U-Haul Moving Partners Inc. and Mercury Partners, LP	31,853	5.0%
Carrefour France SAS (a)	31,392	4.9%
OBI Group (a)	17,264	2.7%
Marcourt Investments Inc. (Marriott Corporation)	16,100	2.5%
True Value Company	14,775	2.3%
UTI Holdings, Inc.	14,621	2.3%
Advanced Micro Devices, Inc.	12,769	2.0%
The New York Times Company	11,726	1.9%
Dick’s Sporting Goods, Inc.	11,722	1.8%
Total	$201,586	31.6%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

W. P. Carey 9/30/2014 10-Q – 53

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	Percent	Square Footage	Percent
U.S.
East
New Jersey	$24,949	3.9%	1,694	2.1%
North Carolina	18,639	2.9%	4,435	5.5%
Pennsylvania	17,936	2.8%	2,526	3.1%
New York	17,553	2.8%	1,178	1.5%
Massachusetts	11,556	1.8%	1,154	1.4%
Virginia	7,780	1.2%	1,089	1.3%
Other (a)	23,376	3.7%	4,758	5.9%
Total East	121,789	19.1%	16,834	20.8%

West
California	55,171	8.7%	3,547	4.4%
Arizona	25,068	3.9%	2,940	3.6%
Colorado	10,401	1.6%	1,340	1.7%
Utah	6,854	1.1%	960	1.2%
Other (a)	20,007	3.2%	2,339	2.9%
Total West	117,501	18.5%	11,126	13.8%

South
Texas	46,990	7.4%	6,782	8.4%
Georgia	26,351	4.1%	3,556	4.4%
Florida	17,786	2.8%	1,855	2.3%
Tennessee	15,372	2.4%	1,803	2.2%
Other (a)	8,433	1.3%	1,767	2.2%
Total South	114,932	18.0%	15,763	19.5%

Midwest
Illinois	25,812	4.1%	3,741	4.6%
Michigan	11,875	1.9%	1,402	1.7%
Indiana	9,072	1.4%	1,418	1.8%
Ohio	6,624	1.0%	1,457	1.8%
Other (a)	27,412	4.3%	4,922	6.1%
Total Midwest	80,795	12.7%	12,940	16.0%
U.S. Total	435,017	68.3%	56,663	70.1%

International
Germany	64,180	10.1%	7,009	8.7%
France	49,653	7.8%	8,462	10.5%
Finland	31,375	4.9%	2,133	2.6%
Poland	17,264	2.7%	1,827	2.3%
United Kingdom	11,331	1.8%	892	1.1%
Norway	6,513	1.0%	276	0.3%
Other (b)	21,618	3.4%	3,514	4.4%
International Total	201,934	31.7%	24,113	29.9%

Total	$636,951	100.0%	80,776	100.0%

W. P. Carey 9/30/2014 10-Q – 54

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	Percent	Square Footage	Percent
Office	$182,818	28.7%	10,867	13.4%
Industrial	159,157	25.0%	30,314	37.5%
Warehouse/Distribution	123,963	19.5%	24,860	30.8%
Retail	85,738	13.4%	7,718	9.6%
Self-Storage	31,853	5.0%	3,535	4.4%
Other (c)	53,422	8.4%	3,482	4.3%
	$636,951	100.0%	80,776	100.0%
________

(a)
Other properties in the East include assets in Connecticut, South Carolina, Kentucky, Maryland, New Hampshire, Vermont, and West Virginia. Other properties in the West include assets in Washington, New Mexico, Nevada, Oregon, Wyoming, and Alaska. Other properties in the South include assets in Alabama, Louisiana, Arkansas, Mississippi, and Oklahoma. Other properties in the Midwest include assets in Missouri, Minnesota, Kansas, Wisconsin, Nebraska, and Iowa.

(b)	Includes assets in the Netherlands, Hungary, Spain, Belgium, Sweden, Canada, Mexico, Thailand, Malaysia, and Japan.

(c)	Includes ABR from tenants with the following property types: hospitality, education, sports, theater, residential, and unoccupied land.

W. P. Carey 9/30/2014 10-Q – 55

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	Percent	Square Footage	Percent
Retail Trade	$136,263	21.4%	19,945	24.7%
Business and Commercial Services	57,857	9.1%	5,418	6.7%
Healthcare, Education, and Childcare	42,553	6.7%	3,232	4.0%
Electronics	40,331	6.3%	3,103	3.8%
Chemicals, Plastics, Rubber, and Glass	39,269	6.2%	6,881	8.5%
Automobile	34,258	5.4%	5,851	7.2%
Media: Printing and Publishing	23,551	3.7%	1,990	2.5%
Beverages, Food, and Tobacco	22,852	3.6%	4,143	5.1%
Machinery	22,088	3.4%	3,315	4.1%
Buildings and Real Estate	20,704	3.3%	2,298	2.8%
Telecommunications	17,661	2.8%	1,227	1.5%
Transportation - Cargo	17,131	2.7%	2,065	2.6%
Hotels and Gaming	16,100	2.5%	1,036	1.3%
Insurance	15,911	2.5%	972	1.2%
Construction and Building	15,572	2.4%	4,589	5.7%
Leisure, Amusement, and Entertainment	14,735	2.3%	768	1.0%
Federal, State, and Local Government	14,669	2.3%	577	0.7%
Aerospace and Defense	14,127	2.2%	1,572	1.9%
Transportation - Personal	11,360	1.8%	1,263	1.6%
Grocery	11,327	1.8%	1,185	1.5%
Consumer and Durable Goods	11,091	1.7%	2,381	2.9%
Oil and Gas	8,998	1.4%	368	0.5%
Consumer Non-Durable Goods	8,055	1.3%	1,532	1.9%
Textiles, Leather, and Apparel	7,112	1.1%	1,773	2.2%
Other (a)	13,376	2.1%	3,292	4.1%
	$636,951	100.0%	80,776	100.0%
__________

(a)	Includes ABR from tenants in the following industries: banking; mining, metals, and primary metal industries; and forest products and paper.

W. P. Carey 9/30/2014 10-Q – 56

Lease Expirations
(in thousands, except percentages and number of leases)

Year of Lease Expiration (a)	Number of Leases Expiring	ABR	Percent	Square Footage	Percent
Remaining 2014 (b)	7	$4,829	0.8%	555	0.7%
2015	16	20,229	3.2%	1,999	2.4%
2016	24	23,420	3.7%	2,867	3.5%
2017	22	20,432	3.2%	3,250	4.0%
2018	31	71,749	11.3%	8,382	10.4%
2019	26	45,511	7.1%	4,336	5.4%
2020	24	34,838	5.5%	3,578	4.4%
2021	78	45,382	7.1%	7,330	9.1%
2022	38	62,603	9.8%	8,700	10.8%
2023	15	47,181	7.4%	5,669	7.0%
2024	40	78,613	12.3%	10,725	13.3%
2025	16	20,614	3.2%	2,470	3.0%
2026	21	17,611	2.8%	2,484	3.1%
2027	16	35,816	5.6%	5,380	6.7%
Thereafter	34	108,123	17.0%	11,534	14.3%
Vacant	—	—	—%	1,517	1.9%
	408	$636,951	100.0%	80,776	100.0%
__________

(a)	Assumes tenant does not exercise renewal option.

(b)	Month-to-month properties are counted in 2014 ABR.

Terms and Definitions

Pro Rata Metrics —The portfolio information above contains certain metrics prepared under the pro rata consolidation method. We refer to these metrics as pro rata metrics. We have a number of investments, usually with our affiliates, in which our economic ownership is less than 100%. Under the full consolidation method, we report 100% of the assets, liabilities, revenues, and expenses of those investments that are deemed to be under our control or for which we are deemed to be the primary beneficiary, even if our ownership is less than 100%. Also, for all other jointly-owned investments, we report our net investment and our net income or loss from that investment. Under the pro rata consolidation method, we generally present our proportionate share, based on our economic ownership of these jointly-owned investments, of the assets, liabilities, revenues, and expenses of those investments.

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties. ABR is not applicable to operating properties.

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

W. P. Carey 9/30/2014 10-Q – 57

Real Estate Ownership

The following table presents the comparative results of our Real Estate Ownership segment (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Revenues
Lease revenues	$149,243	$75,702	$73,541	$420,563	$222,145	$198,418
Operating property revenues	8,338	248	8,090	21,580	706	20,874
Reimbursable tenant costs	6,271	3,624	2,647	18,034	9,781	8,253
Lease termination income and other	360	236	124	15,841	1,319	14,522
	164,212	79,810	84,402	476,018	233,951	242,067
Operating Expenses
Depreciation and amortization:
Leased properties	57,527	29,383	28,144	169,634	86,400	83,234
Operating properties	1,092	45	1,047	2,833	132	2,701
	58,619	29,428	29,191	172,467	86,532	85,935
Property expenses:
Reimbursable tenant costs	6,271	3,624	2,647	18,034	9,781	8,253
Operating property expenses	5,881	130	5,751	15,387	416	14,971
Leased properties	3,714	1,230	2,484	13,182	4,491	8,691
Property management fees	796	464	332	1,452	964	488
	16,662	5,448	11,214	48,055	15,652	32,403
General and administrative	13,844	6,533	7,311	35,691	17,384	18,307
Stock-based compensation expense	259	259	—	699	1,343	(644)
Impairment charges	4,225	—	4,225	6,291	—	6,291
Merger and property acquisition expenses	618	3,630	(3,012)	31,369	6,879	24,490
	94,227	45,298	48,929	294,572	127,790	166,782
Segment Net Operating Income	69,985	34,512	35,473	181,446	106,161	75,285
Other Income and Expenses
Net income from equity investments in real estate and the Managed REITs	11,610	9,180	2,430	35,324	52,377	(17,053)
Gain on change in control of interests	—	—	—	104,645	—	104,645
Interest expense	(46,534)	(26,262)	(20,272)	(133,342)	(77,596)	(55,746)
Other income and (expenses)	(4,240)	2,533	(6,773)	(10,396)	5,854	(16,250)
	(39,164)	(14,549)	(24,615)	(3,769)	(19,365)	15,596
Income from continuing operations before income taxes	30,821	19,963	10,858	177,677	86,796	90,881
Provision for income taxes	(1,872)	(3,689)	1,817	(944)	(7,260)	6,316
Income from continuing operations before gain (loss) on sale of real estate	28,949	16,274	12,675	176,733	79,536	97,197
Income from discontinued operations, net of tax	235	378	(143)	33,063	2,066	30,997
Gain (loss) on sale of real estate, net of tax	260	—	260	(3,482)	(332)	(3,150)
Net Income from Real Estate Ownership	29,444	16,652	12,792	206,314	81,270	125,044
Net income attributable to noncontrolling interests	(757)	(2,957)	2,200	(4,470)	(7,776)	3,306
Net Income from Real Estate Ownership Attributable to W. P. Carey	$28,687	$13,695	$14,992	$201,844	$73,494	$128,350

W. P. Carey 9/30/2014 10-Q – 58

Lease Composition and Leasing Activities

As of September 30, 2014, 94% of our net leases, based on ABR, have rent increases, of which 70% have adjustments based on CPI or similar indices and 24% have fixed rent increases. CPI and similar rent adjustments are based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. Over the next 12 months, fixed rent escalations are scheduled to increase ABR by an average of 1.8%. We own international investments and, therefore, lease revenues from these investments are also subject to fluctuations in exchange rate movements in foreign currencies.

The following discussion presents a summary of new rents on second generation leases and renewed leases for the periods presented and, therefore, does not include new acquisitions for our portfolio during the years presented or properties acquired in the CPA®:16 Merger.

During the three months ended September 30, 2014, we signed eight leases totaling approximately 0.1 million square feet of leased space. The eight leases were lease renewals, extensions, or expansions with existing tenants. The average new rent for this leased space is $16.88 per square foot and the average former rent was $18.37 per square foot, reflecting current market conditions. We also provided tenant improvement allowances on seven of these leases totaling $0.2 million.

During the three months ended September 30, 2013, we signed three leases totaling approximately 0.1 million square feet of leased space. Of these leases, one was with a new tenant and two were lease renewals or extensions with existing tenants. The average new rent for this leased space is $8.07 per square foot and the average former rent was $7.77 per square foot, reflecting market conditions at that time. There were no tenant improvement allowances or concessions provided to these tenants.

During the nine months ended September 30, 2014, we signed 19 leases totaling approximately 0.8 million square feet of leased space. Of these leases, one was with a new tenant and 18 were lease renewals, extensions, or expansions with existing tenants. The average new rent for this leased space is $9.87 per square foot and the average former rent was $11.22 per square foot, reflecting current market conditions. We provided tenant improvement allowances totaling $2.5 million on 11 of these leases.

During the nine months ended September 30, 2013, we signed 11 leases totaling approximately 0.4 million square feet of leased space. Of these leases, three were with new tenants and eight were lease renewals or extensions with existing tenants. The average new rent for this leased space is $7.48 per square foot and the average former rent was $9.41 per square foot, reflecting market conditions at that time. We provided a tenant improvement allowance of $0.4 million on one of these leases. In addition, in January 2013 we entered into a lease extension regarding a 0.4 million square feet building and committed to an expansion of 0.1 million square feet at an expected cost of $6.4 million. The expansion was completed in September 2013.

W. P. Carey 9/30/2014 10-Q – 59

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Same Store Leased Properties
Lease revenues	$71,786	$71,035	$751	$213,544	$211,633	$1,911
Property expenses	(1,383)	(1,255)	(128)	(6,049)	(4,332)	(1,717)
Depreciation and amortization	(26,637)	(26,654)	17	(80,941)	(79,985)	(956)
Property level contribution	43,766	43,126	640	126,554	127,316	(762)
Leased Properties Acquired in the CPA®:16 Merger
Lease revenues	68,342	—	68,342	183,765	—	183,765
Property expenses	(1,892)	—	(1,892)	(5,583)	—	(5,583)
Depreciation and amortization	(25,832)	—	(25,832)	(75,773)	—	(75,773)
Property level contribution	40,618	—	40,618	102,409	—	102,409
Recently Acquired Leased Properties
Lease revenues	9,103	4,045	5,058	21,719	8,314	13,405
Property expenses	(546)	30	(576)	(1,613)	(146)	(1,467)
Depreciation and amortization	(5,012)	(2,450)	(2,562)	(12,367)	(5,569)	(6,798)
Property level contribution	3,545	1,625	1,920	7,739	2,599	5,140
Properties Sold
Lease revenues	12	622	(610)	1,535	2,198	(663)
Property expenses	107	(5)	112	63	(13)	76
Depreciation and amortization	(46)	(279)	233	(553)	(846)	293
Property level contribution	73	338	(265)	1,045	1,339	(294)
Operating Properties
Revenues	8,338	248	8,090	21,580	706	20,874
Property expenses	(5,881)	(130)	(5,751)	(15,387)	(416)	(14,971)
Depreciation and amortization	(1,092)	(45)	(1,047)	(2,833)	(132)	(2,701)
Property level contribution	1,365	73	1,292	3,360	158	3,202
Total Property Level Contribution
Lease revenues	149,243	75,702	73,541	420,563	222,145	198,418
Property expenses	(3,714)	(1,230)	(2,484)	(13,182)	(4,491)	(8,691)
Operating property revenues	8,338	248	8,090	21,580	706	20,874
Operating property expenses	(5,881)	(130)	(5,751)	(15,387)	(416)	(14,971)
Depreciation and amortization	(58,619)	(29,428)	(29,191)	(172,467)	(86,532)	(85,935)
Property Level Contribution	89,367	45,162	44,205	241,107	131,412	109,695
Add: Lease termination income and other	360	236	124	15,841	1,319	14,522
Less other expenses:
Property management fees	(796)	(464)	(332)	(1,452)	(964)	(488)
General and administrative	(13,844)	(6,533)	(7,311)	(35,691)	(17,384)	(18,307)
Merger and property acquisition expenses	(618)	(3,630)	3,012	(31,369)	(6,879)	(24,490)
Stock-based compensation expense	(259)	(259)	—	(699)	(1,343)	644
Impairment charges	(4,225)	—	(4,225)	(6,291)	—	(6,291)
Segment Net Operating Income	$69,985	$34,512	$35,473	$181,446	$106,161	$75,285

W. P. Carey 9/30/2014 10-Q – 60

Same Store Leased Properties

Same store leased properties are those that we acquired prior to January 1, 2013 and that were not sold during the periods presented. At September 30, 2014, there were 336 same store leased properties.

For the three months ended September 30, 2014 as compared to the same period in 2013, property level contribution from same store leased properties increased by $0.6 million, primarily due to an increase in lease revenues as a result of scheduled rent increases at certain properties.

For the nine months ended September 30, 2014 as compared to the same period in 2013, property level contribution from same store leased properties decreased by $0.8 million, primarily due to increases in property expenses and depreciation and amortization expenses of $1.7 million and $1.0 million, respectively, partially offset by an increase in lease revenues of $1.9 million. Property expenses increased primarily due to legal and professional fees incurred on several properties and depreciation and amortization expenses increased primarily due to the reclassification of several properties from direct financing leases to operating leases. Lease revenues increased by $3.8 million as a result of scheduled rent increases at certain properties. This increase was partially offset by a decrease in lease revenues of $2.0 million as a result of the restructuring of leases at several properties.

Leased Properties Acquired in the CPA®:16 Merger

Leased properties acquired in the CPA®:16 Merger in January 2014 represent the 333 leased properties we acquired at that time, minus the eleven properties that were sold during the nine months ended September 30, 2014, which are further discussed in Note 15.

For the three and nine months ended September 30, 2014, property level contribution from leased properties acquired in the CPA®:16 Merger was $40.6 million and $102.4 million, respectively, representing activity for the three months ended September 30, 2014 and eight months of activity since the date of the CPA®:16 Merger on January 31, 2014, respectively.

Recently Acquired Leased Properties

Recently acquired leased properties are those that we acquired subsequent to December 31, 2012.

For the three and nine months ended September 30, 2014 as compared to the same periods in 2013, property level contribution from recently acquired leased properties increased by $1.9 million and $5.1 million, respectively, as a result of five investments we acquired after September 30, 2013 and through September 30, 2014.

Properties Sold

Properties sold represent only those properties that did not qualify for classification as discontinued operations. The results of operations for properties that were classified as held-for-sale at December 31, 2013 or upon acquisition in the CPA®:16 Merger are included within discontinued operations in the consolidated financial statements.

For the three and nine months ended September 30, 2014, property level contribution from properties sold was $0.1 million and $1.0 million, respectively. During the nine months ended September 30, 2014, we sold five properties, including a property subject to a direct financing lease that we acquired in the CPA®:16 Merger and a parcel of land that was conveyed to the local government.

For the three and nine months ended September 30, 2013, property level contribution from properties sold was $0.3 million and $1.3 million, respectively. During the nine months ended September 30, 2013, we sold our investment in a property subject to a direct financing lease.

Operating Properties

Operating properties consist of our investments in two hotels acquired in the CPA®:16 Merger and two self-storage properties owned as of September 30, 2014.

W. P. Carey 9/30/2014 10-Q – 61

For the three and nine months ended September 30, 2014 as compared to the same periods in 2013, property level contribution from operating properties increased by $1.3 million and $3.2 million, respectively, primarily as a result of the two hotels we acquired in the CPA®:16 Merger.

Other Revenues and Expenses

Lease Termination Income and Other

For the nine months ended September 30, 2014 as compared to the same period in 2013, Lease termination income and other increased by $14.5 million. In connection with the early termination of two leases during the second quarter of 2014, we received an aggregate of $12.9 million in lease termination income.

General and Administrative

As discussed in Note 4, certain personnel and overhead costs are charged to the CPA® REITs and our real estate portfolio based on the trailing 12-month reported revenues of the CPA® REITs, CWI, and us. We began to allocate personnel and overhead costs to CWI on January 1, 2014 based on the time incurred by our personnel.

For the three and nine months ended September 30, 2014 as compared to the same periods in 2013, general and administrative expenses in the Real Estate Ownership segment increased by $7.3 million and $18.3 million, respectively, primarily due to increases in personnel costs of $6.6 million and $16.1 million, respectively, as a result of higher allocation of personnel and overhead costs to the Real Estate Ownership segment due to the increased segment revenues after the CPA®:16 Merger. In addition, for the three and nine months ended September 30, 2014 as compared to the same periods in 2013, general and administrative expenses increased by $0.5 million and $1.6 million, respectively, as a result of higher legal and professional fees.

Impairment Charges

During the three and nine months ended September 30, 2014, we recognized impairment charges of $1.5 million and $3.5 million, respectively, on a property previously leased to a tenant who filed for bankruptcy and vacated the building. We also recognized impairment charges totaling $1.6 million on eight properties with expiring leases and $1.2 million on two other properties during the third quarter of 2014. These impairment charges were recognized in order to reduce the carrying values of the properties to their estimated fair values, which approximated their estimated selling prices. Our impairment charges are more fully described in Note 9.

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

See Net Income from Equity Investments in Real Estate and the Managed REITs and Income from Discontinued Operations below for additional impairment charges incurred.

Merger and Property Acquisition Expenses

2014 — For the three months ended September 30, 2014, merger and property acquisition expenses were $0.6 million, primarily consisting of acquisition-related expenses. For the nine months ended September 30, 2014, merger and property acquisition expenses were $31.4 million, which consisted of merger-related expenses of $30.4 million and other acquisition-related expenses of $0.9 million. Merger-related expenses during 2014 represent costs incurred in connection with the CPA®:16 Merger. Acquisition expenses consist of acquisition-related costs incurred on the investments we entered into during the nine months ended September 30, 2014, that were accounted for as business combinations, for which such costs were required to be expensed under current accounting guidance.

2013 — For the three and nine months ended September 30, 2013, merger and property acquisition expenses were $3.6 million and $6.9 million, respectively, which consisted of merger expenses of $2.5 million and $2.8 million, respectively, and acquisition-related expenses of $1.2 million and $4.1 million, respectively. Merger expenses were primarily costs incurred in connection with the CPA®:16 Merger. Acquisition expenses were acquisition-related costs incurred on three investments we

W. P. Carey 9/30/2014 10-Q – 62

entered into during 2013 that were accounted for as business combinations and for which such costs were required to be expensed under current accounting guidance.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Equity earnings from equity investments in the Managed REITs:
CPA®:16 – Global (a)	$—	$2,638	$465	$3,506
Other Managed REITs	241	(53)	896	162
Other-than-temporary impairment charges on the Special Member Interest in CPA®:16 – Global’s operating partnership, net of related deferred revenue earned (a)	—	(4,431)	(28)	(5,713)
Distributions of Available Cash (b)
CPA®:16 – Global	—	3,766	4,751	11,210
CPA®:17 – Global	6,110	3,557	15,380	12,681
CPA®:18 – Global	590	—	1,196	—
CWI	1,193	—	2,247	—
Equity income from the Managed REITs	8,134	5,477	24,907	21,846
Equity earnings from other equity investments:
Equity investments acquired in the CPA®:16 Merger (c)	2,916	1,011	7,968	3,031
Recently acquired equity investment (d)	319	—	700	—
Same store equity investments (e)	241	18	975	312
Equity investments sold (f)	—	232	82	21,147
Equity investments consolidated after the CPA®:16 Merger (g)	—	2,442	692	6,041
Total equity earnings from other equity investments in real estate	3,476	3,703	10,417	30,531
Total income from equity investments in real estate and the Managed REITs	$11,610	$9,180	$35,324	$52,377
___________

(a)
In May 2011, we acquired the Special Member Interest in CPA®:16 – Global’s operating partnership, which we recorded as an equity investment at fair value with an equal amount recorded as deferred revenue (Note 4). On January 31, 2014, we acquired all the remaining interests in CPA®:16 – Global and now consolidate the operating partnership.

(b)
We are entitled to receive distributions of our share of earnings up to 10% of the Available Cash from the operating partnerships of each of the Managed REITs, as defined in their respective operating partnership agreements. Distributions of Available Cash received and earned from the Managed REITs increased primarily as a result of new investments that they entered into during 2014 and 2013.

(c)	We acquired our interests or additional interests in these investments in the CPA®:16 Merger.

(d)
During the nine months ended September 30, 2014, we received a preferred equity position in Beach House JV, LLC, as part of a sale of a property. The preferred equity, redeemable on March 13, 2019, provides us with a preferred rate of return of 8.5%. The rights under these preferred units allow us to have significant influence over the entity. Accordingly, we account for this investment using the equity method of accounting.

(e)	Represents equity investments we held prior to January 1, 2013.

(f)	We sold one equity investment in the second quarter of 2013 and recognized a gain on the sale of $19.5 million. We also sold another equity investment in the fourth quarter of 2013.

W. P. Carey 9/30/2014 10-Q – 63

(g)	We acquired additional interests in these investments from CPA®:16 – Global in the CPA®:16 Merger. Subsequent to the CPA®:16 Merger, we consolidate these majority-owned or wholly-owned investments.

Gain on Change in Control of Interests

2014 — In connection with the CPA®:16 Merger, we recognized a gain on change in control of interests of $73.1 million related to the difference between the carrying value and the preliminary estimated fair value of our previously-held equity interest in shares of CPA®:16 – Global’s common stock (Note 3) during the first quarter of 2014. During the second quarter of 2014, we identified certain measurement period adjustments that impacted the provisional accounting, which increased the fair value of our previously-held equity interest in shares of CPA®:16 – Global’s common stock by $1.3 million and resulted in an increase to the estimated gain of $1.3 million. In accordance with ASC 805-10-25, we did not record the measurement period adjustments during the three months ended June 30, 2014. Rather, such amounts will be reflected in all future financial statements that include the three months ended March 31, 2014.

The CPA®:16 Merger also resulted in our acquisition of the remaining interests in nine investments in which we already had a joint interest and accounted for under the equity method. Due to the change in control of the nine jointly-owned investments that occurred, we recorded a gain on change in control of interests of $30.2 million related to the difference between our carrying values and the preliminary estimated fair values of our previously-held equity interests on the acquisition date. Subsequent to the CPA®:16 Merger, we consolidate these wholly-owned investments (Note 3). During the nine months ended September 30, 2014, one of these investments was sold.

Interest Expense

For the three and nine months ended September 30, 2014 as compared to the same periods in 2013, interest expense increased by $20.3 million and $55.7 million, respectively, primarily due to $22.9 million and $60.2 million, respectively, attributable to mortgage loans assumed in connection with our acquisition of properties from CPA®:16 – Global in the CPA®:16 Merger. In addition, interest expense on our credit facilities and Senior Unsecured Notes increased in the aggregate by $5.4 million and $12.7 million, respectively, as a result of higher average outstanding balances under the credit facilities in the current year periods, including the issuance of the Senior Unsecured Notes in March 2014. These increases were partially offset by decreases in interest expense of $3.4 million and $8.3 million, respectively, as a result of prepayments of non-recourse mortgage loans during the nine months ended September 30, 2014 (Note 11).

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

2014 — For the three and nine months ended September 30, 2014, net other expenses were $4.2 million and $10.4 million, respectively, primarily due to net realized and unrealized losses of $6.2 million and $6.4 million, respectively, recognized on foreign currency transactions as a result of changes in foreign currency exchange rates. In addition, we recognized a net loss on extinguishment of debt of $1.1 million and $7.0 million, respectively, in connection with the prepayment of several non-recourse mortgage loans (Note 11). During the first quarter of 2014, we also recognized a loss on extinguishment of debt of $1.5 million in the Real Estate Ownership segment in connection with entering into the Second Amended and Restated Credit Agreement and the repayment of the outstanding balances of the prior facilities, as described in Note 11. These losses were partially offset by unrealized gains of $1.0 million and $2.2 million, respectively, on the interest rate swaps acquired from CPA®:15 in the CPA®:15 Merger that did not qualify for hedge accounting, and interest income of $0.7 million and $1.4 million, respectively, from the two notes receivable we acquired in the CPA®:16 Merger.

2013 — For the three and nine months ended September 30, 2013, we recognized other income of $2.5 million and $5.9 million, respectively, due to unrealized gains of $0.8 million and $4.2 million, respectively, recognized on the interest rate swaps acquired from CPA®:15 in the CPA®:15 Merger that did not qualify for hedge accounting, as well as net realized gains of $1.6 million and $0.9 million, respectively, on foreign currency transactions as a result of changes in foreign currency exchange rates on notes receivable from international subsidiaries.

W. P. Carey 9/30/2014 10-Q – 64

Provision for Income Taxes

2014 — For the three and nine months ended September 30, 2014, we recognized a provision for income taxes of $1.9 million and $0.9 million, respectively. The provision for income taxes recognized during the third quarter of 2014 relates to foreign taxes recognized on our international properties and state franchise taxes on our domestic properties. For the nine months ended September 30, 2014, the provision for income taxes primarily relates to $8.2 million of current federal, foreign and state franchise taxes recognized on our domestic and foreign properties, partially offset by a $6.8 million deferred tax benefit associated with basis differences on certain foreign properties.

2013 — For the three and nine months ended September 30, 2013, provision for income taxes was $3.7 million and $7.3 million, respectively, primarily due to taxes on our foreign properties, a majority of which were acquired in the CPA®:15 Merger.

Income from Discontinued Operations

The results of operations for properties that have been classified as held-for-sale or have been sold prior to January 1, 2014 and the properties that were acquired as held-for-sale in the CPA®:16 Merger, and with which we have no continuing involvement, are reflected in the consolidated financial statements as discontinued operations. During the nine months ended September 30, 2014, we sold nine properties that were classified as held-for-sale prior to January 1, 2014. In connection with the CPA®:16 Merger, we purchased ten properties that were classified as held-for-sale from CPA®:16 – Global, all of which were sold during the nine months ended September 30, 2014. Results of operations for these properties are included within discontinued operations in the consolidated financial statements.

2014 — For the three and nine months ended September 30, 2014, income from discontinued operations was $0.2 million and $33.1 million, respectively. The income from discontinued operations for the nine months ended September 30, 2014 was primarily due to a net gain on the sale of 19 properties of $27.7 million and income generated from the operations of these properties of $6.7 million, partially offset by a net loss on extinguishment of debt of $1.3 million recognized in connection with the repayment of several mortgage loans on six of the disposed properties.

2013 — For the three and nine months ended September 30, 2013, income from discontinued operations was $0.4 million and $2.1 million, respectively, primarily due to income generated from the operations of three and seven properties, respectively, of $1.6 million and $7.7 million and a net gain on the sale of these properties of $0.2 million and $0.6 million, respectively. The income in these periods was partially offset by impairment charges of $1.4 million and $6.4 million, respectively, recorded on properties sold to reduce the carrying values of the properties to their expected selling prices.

Gain (Loss) on Sale of Real Estate, Net of Tax

Gain (loss) on sale of real estate, net of tax includes the gain (loss) on the sale of those properties that did not qualify for classification as discontinued operations (Note 15). Properties that were sold in 2014 that were not classified as held-for-sale at December 31, 2013 or upon acquisition in the CPA®:16 Merger did not qualify for classification as discontinued operations. Properties that were sold in 2013 that were classified as direct financing leases did not qualify for classification as discontinued operations.

2014 — For the three months ended September 30, 2014, gain on sale of real estate, net of tax was $0.3 million, and for the nine months ended September 30, 2014, loss on sale of real estate, net of tax was $3.5 million. During the nine months ended September 30, 2014, we sold eight properties and conveyed a parcel of land that did not qualify for classification as discontinued operations.

2013 — For the nine months ended September 30, 2013, loss on sale of real estate, net of tax was $0.3 million. During the nine months ended September 30, 2013, we sold one property that was classified as a direct financing lease.

Net Income Attributable to Noncontrolling Interests

For the three and nine months ended September 30, 2014 as compared to the same periods in 2013, net income attributable to noncontrolling interests decreased by $2.2 million and $3.3 million, respectively, as a result of acquiring from CPA®:16 – Global in the CPA®:16 Merger the remaining interests in 12 less-than-wholly-owned investments that we had already consolidated.

W. P. Carey 9/30/2014 10-Q – 65

Net Income from Real Estate Ownership Attributable to W. P. Carey

For the three and nine months ended September 30, 2014 as compared to the same periods in 2013, the resulting net income from Real Estate Ownership attributable to W. P. Carey increased by $15.0 million and $128.4 million, respectively.

Investment Management

We earn revenue as the advisor to the Managed REITs. For the periods presented (except as noted), we acted as advisor to the following affiliated, publicly-owned, non-listed Managed REITs: CPA®:16 – Global (through January 31, 2014), CPA®:17 – Global, CPA®:18 – Global (since May 2013), and CWI. We are currently considering alternatives for expanding our investment management operations by raising funds in addition to the existing Managed REITs, although there can be no assurance that we will pursue any of these initiatives. These new funds could invest primarily in assets other than net-lease real estate and include funds raised through publicly-traded vehicles, either in the U.S. or internationally.

The following tables present other operating data that management finds useful in evaluating result of operations (dollars in millions):

	September 30, 2014	December 31, 2013
Total properties — Managed REITs (a)	489	789
Assets under management — Managed REITs (b)	$8,314.4	$9,728.4
Cumulative funds raised — CPA®:18 – Global offering (c) (d)	1,090.6	237.3
Cumulative funds raised — CWI offerings (c) (e)	790.2	575.8

	For the Nine Months Ended September 30,
	2014	2013
Financings structured — Managed REITs	$638.6	$704.1
Investments structured — Managed REITs	1,097.2	926.7
Funds raised — CPA®:18 – Global offering (c) (d)	853.3	20.5
Funds raised — CWI offerings (c) (e)	214.4	418.3
___________

(a)
Includes properties owned by CPA®:16 – Global, CPA®:17 – Global, and CPA®:18 – Global at December 31, 2013. Total properties at September 30, 2014 excludes properties owned by CPA®:16 – Global prior to the CPA®:16 Merger on January 31, 2014. Includes hotels owned by CWI for all periods.

(b)
Represents the estimated fair value of the real estate assets owned by the Managed REITs, which was calculated by us as the advisor to the Managed REITs based in part upon third-party appraisals, plus cash and cash equivalents, less distributions payable.

(c)	Excludes reinvested distributions through each entity’s distribution reinvestment plan.

(d)	Reflects funds raised since the commencement of CPA®:18 – Global’s initial public offering in May 2013.

(e)	Reflects funds raised in CWI’s initial public offering, which was terminated on September 15, 2013, and CWI’s follow-on offering, which commenced on December 20, 2013.

W. P. Carey 9/30/2014 10-Q – 66

Below is a summary of comparative results of our Investment Management segment (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Revenues
Reimbursable costs	$14,722	$23,259	$(8,537)	$96,379	$50,694	$45,685
Asset management revenue	9,088	10,961	(1,873)	27,910	31,330	(3,420)
Structuring revenue	5,487	14,775	(9,288)	40,492	27,539	12,953
Dealer manager fees	2,436	3,787	(1,351)	17,062	7,329	9,733
	31,733	52,782	(21,049)	181,843	116,892	64,951
Operating Expenses
Reimbursable costs from affiliates	14,722	23,259	(8,537)	96,379	50,694	45,685
General and administrative	6,417	9,206	(2,789)	26,375	29,952	(3,577)
Stock-based compensation expense	7,720	7,593	127	22,280	24,087	(1,807)
Dealer manager fees and expenses	3,847	4,296	(449)	15,557	9,421	6,136
Depreciation and amortization	905	1,106	(201)	3,175	3,149	26
Subadvisor fees	381	867	(486)	2,850	2,537	313
	33,992	46,327	(12,335)	166,616	119,840	46,776
Other Income and Expenses
Other income and (expenses)	160	245	(85)	(7)	773	(780)
	160	245	(85)	(7)	773	(780)
(Loss) income from continuing operations before income taxes	(2,099)	6,700	(8,799)	15,220	(2,175)	17,395
Benefit from (provision for) income taxes	971	(1,702)	2,673	(10,231)	4,210	(14,441)
Net (Loss) Income from Investment Management	(1,128)	4,998	(6,126)	4,989	2,035	2,954
Net (income) loss attributable to noncontrolling interests	(236)	45	(281)	(444)	464	(908)
Net loss (income) attributable to redeemable noncontrolling interest	14	(232)	246	(137)	(139)	2
Net (Loss) Income from Investment Management Attributable to W. P. Carey	$(1,350)	$4,811	$(6,161)	$4,408	$2,360	$2,048

Reimbursable Costs

Reimbursable costs represent costs incurred by us on behalf of the Managed REITs, consisting primarily of broker-dealer commissions and marketing and personnel costs, which are reimbursed by the Managed REITs and are reflected as a component of both revenues and expenses.

For the three months ended September 30, 2014 as compared to the same period in 2013, reimbursable costs decreased by $8.5 million, primarily due to a decrease of $6.5 million in commissions paid to broker-dealers related to CWI’s follow-on offering as a result of the corresponding decrease in funds raised in the current year period compared to the prior year period.

For the nine months ended September 30, 2014 as compared to the same period in 2013, reimbursable costs increased $45.7 million, respectively, primarily due to an increase of $52.2 million in commissions paid to broker-dealers related to the CPA®:18 – Global initial public offering, which commenced in May 2013, partially offset by a decrease of $13.0 million in commissions paid to broker-dealers related to CWI’s follow-on offering due to the corresponding increase and decrease, respectively, in funds raised in the current year period compared to the prior year period.

Asset Management Revenue

We earn asset management revenue from the Managed REITs based on the value of their real estate-related and lodging-related assets under management. This asset management revenue may increase or decrease depending upon (i) increases in the Managed REITs’ asset bases as a result of new investments; (ii) decreases in the Managed REITs’ asset bases as a result of sales

W. P. Carey 9/30/2014 10-Q – 67

of investments; and (iii) increases or decreases in the appraised value of the real estate-related and lodging-related assets in the Managed REIT investment portfolios.

For the three and nine months ended September 30, 2014 as compared to the same periods in 2013, asset management revenue decreased by $1.9 million and $3.4 million, respectively. Asset management revenue decreased by $4.4 million and $12.0 million, respectively, as a result of the cessation of asset management revenue earned from CPA®:16 – Global after the CPA®:16 Merger on January 31, 2014. This decrease was partially offset by aggregate increases in such revenue of $2.6 million and $8.5 million, respectively, during the three and nine months ended September 30, 2014 as compared to the same periods in 2013 from CPA®:17 – Global, CPA®:18 – Global, and CWI as a result of new investments that these entities entered into during 2013 and 2014.

Structuring Revenue

We earn structuring revenue when we structure investments and debt placement transactions for the Managed REITs. Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation.

For the three months ended September 30, 2014 as compared to the same period in 2013, structuring revenue decreased by $9.3 million. Structuring revenue from CPA®:17 – Global and CWI decreased by $8.4 million and $4.3 million, respectively, as a result of lower investment volume in the current year period as compared to the same period in the prior year. These decreases were partially offset by a $3.5 million increase in structuring revenue from CPA®:18 – Global as a result of higher investment volume in the current year period as compared to the same period in the prior year.

For the nine months ended September 30, 2014 as compared to the same period in 2013, structuring revenue increased by $13.0 million, primarily due to an increase of $24.6 million in structuring revenue from CPA®:18 – Global as a result of higher investment volume in the current year period as compared to the same period in the prior year, partially offset by decreases of $9.5 million and $1.9 million in structuring revenue from CPA®:17 – Global and CWI, respectively, as a result of lower investment volume in the current year period as compared to the same period in the prior year.

Dealer Manager Fees

As discussed in Note 4, we earned a dealer manager fee of $0.35 per share sold in connection with CPA®:17 – Global’s follow-on offering, which commenced on April 7, 2011 and terminated on January 31, 2013. We also earned a $0.30 dealer manager fee per share sold in connection with CWI’s initial and follow-on offerings. In addition, we receive dealer manager fees depending on the class of common stock sold, of $0.30 or $0.21 per share sold, for its class A common stock and class C common stock, respectively, in connection with CPA®:18 – Global’s public offering. We also receive a Shareholder Servicing Fee paid in connection with investor purchases of shares of class C common stock. The amount of the Shareholder Servicing Fee is 1% of the purchase price per share (or, once reported, the amount of the estimated NAV per share) for the shares of class C common stock of CPA®:18 – Global sold in the offering. CPA®:18 – Global terminated sales of its class A common stock as of September 30, 2014. We re-allow a portion of the dealer manager fees to selected dealers in the offerings. Dealer manager fees that are not re-allowed and Shareholder Servicing Fees are classified as Dealer manager fees from affiliates in the consolidated financial statements. Dealer manager fees earned are generally offset by costs incurred in connection with the offerings, which are included in Dealer manager fees and expenses in the consolidated financial statements.

For the three months ended September 30, 2014 as compared to the same period in 2013, dealer manager fees decreased by $1.4 million, primarily due to a decrease of $1.7 million in fees earned in connection with CWI’s follow-on offering, partially offset by an increase of $0.3 million in fees earned in connection with the sale of CPA®:18 – Global shares in its initial public offering, which commenced in May 2013, due to the corresponding decrease and increase, respectively, in funds raised in the current year period compared to the prior year period.

For the nine months ended September 30, 2014 as compared to the same period in 2013, dealer manager fees increased by $9.7 million, primarily due to an increase of $13.1 million in fees earned in connection with the sale of CPA®:18 – Global shares in its initial public offering, partially offset by a decrease of $3.4 million in fees earned in connection with CWI’s follow-on offering due to the corresponding increase and decrease, respectively, in funds raised in the current year period compared to the prior year period.

W. P. Carey 9/30/2014 10-Q – 68

General and Administrative

As discussed in Note 4, certain personnel and overhead costs are charged to the CPA® REITs and our real estate portfolio based on the trailing 12-month reported revenues of the CPA® REITs, CWI, and us. We also began to allocate personnel and overhead costs to CWI on January 1, 2014 based on the time incurred by our personnel.

For the three months ended September 30, 2014 as compared to the same period in 2013, general and administrative expenses decreased by $2.8 million, primarily because we allocated $5.4 million more personnel and overhead costs to the Real Estate Ownership segment due to its increased revenues after the CPA®:16 Merger on January 31, 2014. This decrease was partially offset by an increase of $1.6 million in compensation expense due to increased headcount and an increase of $1.3 million in professional fees.

For the nine months ended September 30, 2014 as compared to the same period in 2013, general and administrative expenses decreased by $3.6 million, primarily because we allocated $13.7 million more personnel and overhead costs to the Real Estate Ownership segment due to its increased revenues after the CPA®:16 Merger on January 31, 2014. This decrease was partially offset by (i) an increase of $3.0 million in commissions paid to investment officers as a result of higher investment volume in the current year period as compared to the same period in the prior year; (ii) an increase of $3.6 million in compensation expense due to increased headcount; (iii) an increase in professional fees of $2.6 million and (iv) an increase in rent expense of $1.3 million as a result of additional office space obtained during the second quarter of 2013.

Stock-Based Compensation Expense

For a description of our equity plans and awards, please see Note 13.

For the three months ended September 30, 2014 as compared to the same period in 2013, stock-based compensation expense increased by $0.1 million. For the nine months ended September 30, 2014 as compared to the same period in 2013, stock-based compensation expense decreased by $1.8 million, primarily due to a $2.2 million decrease in the expectation adjustment for the payout of PSUs that were granted during 2014, as compared to the expectation adjustment for the payout of PSUs that were granted during 2012.

Dealer Manager Fees and Expenses

Dealer manager fees earned are generally offset by costs incurred in connection with the offerings, which are included in Dealer manager fees and expenses in the consolidated financial statements.

For the three months ended September 30, 2014 as compared to the same period in 2013, dealer manager fees and expenses decreased by $0.4 million, primarily due to a decrease of $1.0 million in expenses paid in connection with the sale of CWI shares in its follow-on offering as a result of a corresponding decrease in funds raised, partially offset by an increase of $0.5 million in expenses paid in connection with the sale of CPA®:18 – Global shares in its initial public offering as a result of a corresponding increase in funds raised.

For the nine months ended September 30, 2014 as compared to the same period in 2013, dealer manager fees and expenses increased by $6.1 million, primarily due an increase of $8.9 million in expenses paid in connection with the sale of CPA®:18 – Global shares in its initial public offering as a result of a corresponding increase in funds raised, partially offset by a decrease of $2.5 million in expenses paid in connection with the sale of CWI shares in its follow-on offering as a result of a corresponding decrease in funds raised.

W. P. Carey 9/30/2014 10-Q – 69

Subadvisor Fees

As discussed in Note 4, we earn investment management revenue from CWI. Pursuant to the terms of the subadvisory agreement, we pay a subadvisory fee equal to 20% of the amount of fees paid to us by CWI, including but not limited to: acquisition fees, asset management fees, loan refinancing fees, property management fees, and subordinated disposition fees, each as defined in the advisory agreement. We also pay to the subadvisor 20% of the net proceeds resulting from any sale, financing, or recapitalization or sale of securities by us, the advisor.

For the three months ended September 30, 2014 as compared to the same period in 2013, subadvisor fees decreased by $0.5 million, primarily due to a decrease in fees earned from CWI as a result of lower acquisition volume in the current year period as compared to the same period in the prior year.

For the nine months ended September 30, 2014 as compared to the same period in 2013, subadvisor fees increased by $0.3 million, primarily due to an increase in fees earned from CWI as a result of higher acquisition volume in the current year period as compared to the same period in the prior year.

Benefit from (Provision for) Income Taxes

2014 — For the three and nine months ended September 30, 2014, we recognized a benefit from and provision for income taxes of $1.0 million and $10.2 million, respectively. The benefit from income taxes recognized during the three months ended September 30, 2014 was caused by a net loss incurred for the quarter. The provision for income taxes recognized during the nine months ended September 30, 2014 relates to pre-tax income recognized by our TRSs. In addition to income taxes of $5.4 million, our TRS recognized an additional $4.8 million of income tax expense from a permanent difference upon recognition of deferred revenue associated with accelerated vesting of shares previously issued by CPA®:16 – Global for asset management and performance fees in connection with the CPA®:16 Merger.

2013 — For the three and nine months ended September 30, 2013, provision for and benefit from income taxes was $1.7 million and $4.2 million, respectively. The provision for income taxes recognized during the three months ended September 30, 2013 was primarily due to pre-tax income generated by our TRSs during the same period. The benefit from income taxes recognized during the nine months ended December 31, 2013 was primarily due to a pre-tax loss recognized by our TRSs and higher compensation-related deductions during the nine months ended September 30, 2013.

Net (Loss) Income from Investment Management Attributable to W. P. Carey

For the three months ended September 30, 2014, the resulting net loss from Investment Management attributable to W. P. Carey member was $1.4 million, compared to net income of $4.8 million recognized in the same period in 2013. For the nine months ended September 30, 2014, the resulting net income from Investment Management attributable to W. P. Carey increased by $2.0 million as compared to the same period in 2013.

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

W. P. Carey 9/30/2014 10-Q – 70

Operating Activities

Net cash provided by operating activities increased by $130.8 million during the nine months ended September 30, 2014 as compared to the same period in 2013, primarily due to operating cash flow generated from the properties we acquired in the CPA®:16 Merger.

Investing Activities

Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property-related costs. In connection with the CPA®:16 Merger, we paid $1.3 million, representing the cash portion of the Merger Consideration, to CPA®:16 – Global stockholders and acquired $65.4 million of cash.

During the nine months ended September 30, 2014, we sold 24 properties for a net proceeds of $281.2 million. We used $246.6 million to acquire four properties. Net funds that were invested in and released from lender-held investment accounts totaled $29.2 million. We also used $27.7 million primarily to make capital improvements to various properties and to fund a build-to-suit transaction and used $7.7 million to purchase marketable securities. In order to facilitate an acquisition by CWI, we made an $11.0 million loan to CWI during the nine months ended September 30, 2014, which was repaid in full, with interest, prior to maturity on July 22, 2014. We also received $10.1 million in distributions from equity investments in real estate and the Managed REITs in excess of cumulative equity income.

Financing Activities

During the nine months ended September 30, 2014, net borrowings under our senior credit facility increased overall by $43.9 million, which was comprised of gross borrowings of $1.3 billion and repayments of $1.4 billion, inclusive of the repayment of a $170.0 million line of credit facility assumed from the CPA®:16 Merger. We received $498.2 million in net proceeds from the issuance of the Senior Unsecured Notes, which we used to pay off the outstanding balance on the Revolver at that time. In connection with the Second Amended and Restated Credit Agreement and the issuance of the Senior Unsecured Notes, we incurred financing costs totaling $12.2 million. During the nine months ended September 30, 2014, in connection with our long-term plan to become a primarily unsecured borrower, we prepaid 20 non-recourse mortgage loans with an aggregate outstanding principal balance of $216.1 million. We also made scheduled mortgage loan principal payments of $96.8 million and drew down $12.3 million on a construction loan in relation to a build-to-suit transaction. We received $282.6 million from the issuance of shares in the Offering, which we used in part to pay down a portion of the outstanding balance on the Revolver. We paid distributions to stockholders of $248.9 million related to the fourth quarter of 2013 and the first and second quarters of 2014 and also paid distributions of $16.2 million to affiliates who hold noncontrolling interests in various entities with us. We recognized windfall tax benefits of $5.4 million in connection with the exercise of employee stock options and the vesting of PSUs and RSUs, which reduced our tax liability to various taxing authorities.

W. P. Carey 9/30/2014 10-Q – 71

Summary of Financing

The table below summarizes our non-recourse debt, our Senior Unsecured Credit Facility, and our Senior Unsecured Notes (dollars in thousands):

	September 30, 2014	December 31, 2013
Carrying Value
Fixed rate:
Non-recourse mortgages	$2,242,103	$1,139,122
Senior Unsecured Notes	498,300	—
	2,740,403	1,139,122
Variable rate: (a)
Revolver	368,945	400,000
Term Loan Facility	250,000	175,000
Amount subject to interest rate swap and cap	408,502	321,409
Non-recourse mortgages	37,346	27,600
Amount of fixed rate debt subject to interest rate reset features	14,182	4,279
	1,078,975	928,288
	$3,819,378	$2,067,410

Percent of Total Debt
Fixed rate	72%	55%
Variable rate	28%	45%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	5.4%	5.3%
Variable rate	2.3%	2.7%

____________

(a)
As described in Note 17, in October 2014, we utilized $225.8 million of the net proceeds from the Offering to pay down a portion of the amount outstanding under the Revolver. As described in Note 11, in January 2014, the Prior Senior Credit Facility and Unsecured Term Loan were repaid and terminated with borrowings under the Senior Unsecured Credit Facility.

Cash Resources

At September 30, 2014, our cash resources consisted of the following:

•
Cash and cash equivalents totaling $530.3 million. Of this amount, $180.0 million, at then-current exchange rates, was held in foreign subsidiaries and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

•
Our Revolver, with unused capacity of $631.1 million, excluding amounts reserved for outstanding letters of credit. Our lender has issued letters of credit totaling $1.0 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under the facility; and

•
We also had unleveraged properties that had an aggregate carrying value of $1.7 billion at September 30, 2014, although there can be no assurance that we would be able to obtain financing for these properties.

We also have the ability to access the capital markets, in the form of a bond or equity offering, if necessary.

W. P. Carey 9/30/2014 10-Q – 72

Credit Facilities and Unsecured Term Loan

Our credit facilities and Unsecured Term Loan are more fully described in Note 11. A summary of our credit facilities and Unsecured Term Loan is provided below (in thousands):

	September 30, 2014		December 31, 2013
	Outstanding Balance	Maximum Available	Outstanding Balance	Maximum Available
Senior Unsecured Credit Facility and Prior Senior Credit Facility:
Revolver	$368,945	$1,000,000	$100,000	$450,000
Term Loan Facility	250,000	250,000	175,000	175,000
Unsecured Term Loan	—	—	300,000	300,000

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new properties, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, making scheduled interest payments on the Senior Unsecured Notes and scheduled mortgage loan principal payments, including mortgage balloon payments totaling $179.1 million, as well as other normal recurring operating expenses. There are no mortgage balloon payments due on our equity investments during the next 12 months. We expect to fund future investments, build-to-suit commitments, any capital expenditures on existing properties, scheduled debt maturities on non-recourse mortgage loans and any loans to CWI and CPA®:18 – Global through cash generated from operations, the use of our cash reserves or unused amounts on our Revolver, and/or equity or debt offerings.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations at September 30, 2014 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$2,696,457	$254,686	$1,133,568	$437,154	$871,049
Interest on borrowings (b)	821,446	167,918	273,355	157,048	223,125
Senior Unsecured Notes — principal (a) (c)	500,000	—	—	—	500,000
Senior Unsecured Credit Facility — principal (d)	618,945	—	250,000	368,945	—
Operating and other lease commitments (e)	82,993	5,554	11,307	11,516	54,616
Build-to-suit commitments (f)	34,983	34,983	—	—	—
Property improvement commitments	4,728	4,728	—	—	—
	$4,759,552	$467,869	$1,668,230	$974,663	$1,648,790

___________

(a)
 Excludes the unamortized fair market value adjustment of $5.7 million resulting from the assumption of property-level debt in connection with the CPA®:15 Merger and CPA®:16 Merger, and the unamortized discount on the Senior Unsecured Notes of $1.7 million (Note 11).

(b)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at September 30, 2014.

(c)	Our Senior Unsecured Notes are scheduled to mature on April 1, 2024.

(d)
Our Revolver is scheduled to mature on January 31, 2018 and our Term Loan Facility is scheduled to mature on January 31, 2016. In October 2014, we utilized $225.8 million of the net proceeds from the Offering to pay down a portion of the amount outstanding under the Revolver (Note 17).

(e)
Operating and other lease commitments consist primarily of rental obligations under ground leases and the future minimum rents payable on the lease for our principal offices. We are reimbursed by the Managed REITs for their share of the future

W. P. Carey 9/30/2014 10-Q – 73

minimum rents pursuant to their respective advisory agreements with us. These amounts are generally allocated among the entities based on gross revenues and are adjusted quarterly.

(f)
Represents a build-to-suit transaction we entered into in December 2013 for the construction of an office building located in Germany. Amount is based on the exchange rate of the euro at September 30, 2014.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at September 30, 2014, which consisted primarily of the euro. At September 30, 2014, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Supplemental Financial Measures

In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use FFO and AFFO, supplemental non-GAAP measures, which are uniquely defined by our management. We believe that these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of FFO and AFFO and reconciliations of FFO and AFFO to the most directly comparable GAAP measures are provided below.

Adjusted Funds from Operations

Funds from Operations, or FFO, is a non-GAAP measure defined by the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines FFO as net income or loss (as computed in accordance with GAAP) excluding: depreciation and amortization expense from real estate assets, impairment charges on real estate, gains or losses from sales of depreciated real estate assets, and extraordinary items; however, FFO related to assets held for sale, sold or otherwise transferred and included in the results of discontinued operations are included. These adjustments also incorporate the pro rata share of unconsolidated subsidiaries. FFO is used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers. Although NAREIT has published this definition of FFO, companies often modify this definition as they seek to provide financial measures that meaningfully reflect their distinctive operations.

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

W. P. Carey 9/30/2014 10-Q – 74

FFO and AFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to W. P. Carey	$27,337	$18,506	$206,252	$75,854
Adjustments:
Depreciation and amortization of real property	58,355	30,483	172,329	90,340
Impairment charges	4,225	1,416	6,291	6,366
Gain on sale of real estate, net	(259)	(240)	(29,017)	(290)
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(2,924)	(4,252)	(9,002)	(12,766)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	457	2,365	2,255	8,676
Gain on sale of real estate, net	—	—	—	(19,461)
Total adjustments	59,854	29,772	142,856	72,865
FFO (as defined by NAREIT)	87,191	48,278	349,108	148,719
Adjustments:
Above- and below-market rent intangible lease amortization, net	14,432	7,330	45,042	21,823
Stock-based compensation	7,979	7,853	22,979	25,431
Other amortization and non-cash charges (a)	5,670	(429)	8,244	413
Straight-line and other rent adjustments	(1,791)	(1,930)	(13,459)	(6,376)
Tax benefit – deferred and other non-cash charges	(1,665)	(4,282)	(13,841)	(10,890)
Loss (gain) on extinguishment of debt	1,122	(143)	9,835	(210)
Amortization of deferred financing costs	1,007	1,117	3,031	2,813
Property acquisition expenses (b)	609	1,076	934	3,985
Realized (gains) losses on foreign currency, derivatives, and other	(272)	60	548	218
Other gains, net	(86)	(46)	(65)	(358)
Merger expenses (c)	9	2,464	44,302	2,793
Gain on change in control of interests	—	—	(104,645)	—
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at AFFO:
AFFO adjustments to equity earnings from equity investments	1,094	10,961	4,965	30,928
Straight-line rent and other rent adjustments	(80)	(80)	(280)	(434)
Other amortization and non-cash charges	63	114	218	483
Above- and below-market rent intangible lease amortization, net	3	272	21	814
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	(918)	(1,470)	(2,076)	(4,114)
Total adjustments	27,176	22,867	5,753	67,319
AFFO	$114,367	$71,145	$354,861	$216,038

Summary
FFO — as defined by NAREIT	$87,191	$48,278	$349,108	$148,719
AFFO	$114,367	$71,145	$354,861	$216,038

W. P. Carey 9/30/2014 10-Q – 75

__________

(a)	Represents primarily unrealized gains and losses from foreign exchange and derivatives, as well as amounts for the amortization of contracts.

(b)	Prior to the second quarter of 2013, this amount was insignificant and therefore not included in the AFFO calculation.

(c)
Amount for the nine months ended September 30, 2014 includes reported merger costs as well as income tax expense incurred in connection with the CPA®:16 Merger. Income tax expense incurred in connection with the CPA®:16 Merger represents the current portion of income tax expense including the permanent difference incurred upon recognition of deferred revenue associated with the accelerated vesting of shares previously issued by CPA®:16 – Global for asset management and performance fees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, and equity prices. The primary risks to which we are exposed are interest rate risk, foreign currency exchange risk and we are also exposed to further market risk as a result of concentrations of tenants in certain industries and/or geographic regions. Adverse market factors can affect the ability of tenants in a particular industry/region to meet their respective lease obligations. In order to manage this risk, we view our collective tenant roster as a portfolio, and in our investment decisions we attempt to diversify our portfolio so that we are not overexposed to a particular industry or geographic region.

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of the loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At September 30, 2014, we estimated that the total fair value of our interest rate swaps and caps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $13.1 million (Note 10).

At September 30, 2014, a significant portion (approximately 72%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at September 30, 2014 ranged

W. P. Carey 9/30/2014 10-Q – 76

from 3.2% to 7.8%. The contractual annual interest rates on our variable-rate debt at September 30, 2014 ranged from 1.1% to 7.6%. Our debt obligations are more fully described under Financial Condition – Summary of Financing, in Item 2 above. The following table presents principal cash outflows for the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter, based upon expected maturity dates of our debt obligations outstanding at September 30, 2014 (in thousands):

	2014 (remainder)	2015	2016	2017	2018	Thereafter	Total	Fair value
Fixed-rate debt (a)	$29,750	$177,225	$359,093	$701,847	$135,331	$1,330,463	$2,733,709	$2,788,991
Variable-rate debt (a)	$100,584	$28,203	$264,647	$67,698	$521,145	$99,416	$1,081,693	$1,068,658
 ___________

(a)	Amounts are based on the exchange rate at September 30, 2014, as applicable.

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or that has been subject to interest rate caps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at September 30, 2014 by an aggregate increase of $107.0 million or an aggregate decrease of $108.0 million, respectively. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed-rates at September 30, 2014 would increase or decrease by $6.6 million for each respective 1% change in annual interest rates. As more fully described under Financial Condition – Summary of Financing in Item 2 above, a portion of the debt classified as variable-rate debt in the tables above bore interest at fixed rates at September 30, 2014 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own investments in the European Union and in Asia, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, and certain other currencies, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the net cash flow from that investment. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the nine months ended September 30, 2014, we recognized net realized and unrealized foreign currency transaction losses of $0.2 million and $6.2 million, respectively. These losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the euro on accrued interest receivable on notes receivable from consolidated subsidiaries.

We enter into foreign currency forward contracts to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. The net estimated fair value of our foreign currency forward contracts, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in net asset position of $3.2 million at September 30, 2014. We obtain non-recourse mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

W. P. Carey 9/30/2014 10-Q – 77

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations as of September 30, 2014, for the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter are as follows (in thousands):

Lease Revenues (a)	2014 (remainder)	2015	2016	2017	2018	Thereafter	Total
Euro (c)	$46,908	$181,243	$175,640	$165,840	$151,708	$1,062,936	$1,784,275
British pound sterling (d)	2,857	11,062	10,959	11,022	11,142	133,513	180,555
Other foreign currencies (e)	3,721	14,991	15,173	15,368	15,561	155,132	219,946
	$53,486	$207,296	$201,772	$192,230	$178,411	$1,351,581	$2,184,776

Scheduled debt service payments (principal and interest) for mortgage notes payable for our foreign operations as of September 30, 2014, for the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter are as follows (in thousands):

Debt service (a) (b)	2014 (remainder)	2015	2016	2017	2018	Thereafter	Total
Euro (c)	$125,729	$156,297	$201,251	$418,076	$150,799	$74,894	$1,127,046
British pound sterling (d)	583	18,511	1,019	1,019	1,019	17,122	39,273
Other foreign currencies (e)	5,272	3,253	3,234	8,360	10,398	5,302	35,819
	$131,584	$178,061	$205,504	$427,455	$162,216	$97,318	$1,202,138

__________

(a)	Amounts are based on the applicable exchange rates at September 30, 2014. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at September 30, 2014.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property level cash flow at September 30, 2014 of $6.6 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property level cash flow at September 30, 2014 of $1.4 million.

(e)	Other foreign currencies consist of the Norwegian krone, Canadian dollar, the Malaysian ringgit, the Swedish krona, and the Thai baht.

As a result of scheduled balloon payments on our international non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2014, 2016, and 2017. In 2014, 2016, and 2017 balloon payments totaling $111.1 million, $140.2 million, and $400.2 million, respectively, are due on five, seven, and ten non-recourse mortgage loans, respectively, that are collateralized by properties that we own with affiliates. We currently anticipate that, by their respective due dates, we will have repaid or refinanced certain of these loans, but there can be no assurance that we will be able to refinance these loans on favorable terms, if at all. If refinancing has not occurred, we would expect to use our cash resources, including unused capacity on our Revolver, to make these payments, if necessary.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. As a result of the CPA®:16 Merger, our portfolio concentrations at September 30, 2014 changed significantly as compared to December 31, 2013. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our ABR as of September 30, 2014, in certain areas.

The majority of our directly owned real estate properties and related loans are located in the United States (67%) and Germany (11%) representing the significant geographic concentrations greater than 10% of our ABR at September 30, 2014. No individual tenant accounted for more than 10% of our ABR at September 30, 2014. At September 30, 2014, our directly owned real estate properties contain significant concentrations in the following asset types: office (26%), industrial (25%), warehouse/distribution (20%) and retail (15%); and in the following tenant industries: retail (22%) and electronics (10%).

W. P. Carey 9/30/2014 10-Q – 78

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2014 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

W. P. Carey 9/30/2014 10-Q – 79

PART II

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
1.1
Underwriting Agreement, dated September 24, 2014 among W. P. Carey Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters listed in Schedule I thereto.
Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed on September 30, 2014.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101
The following materials from W. P. Carey Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2014 and the year ended December 31, 2013, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

W. P. Carey 9/30/2014 10-Q – 80

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.
Date:	November 5, 2014
		By:	/s/ Catherine D. Rice
Catherine D. Rice
Chief Financial Officer
(Principal Financial Officer)

Date:	November 5, 2014
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 9/30/2014 10-Q – 81

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
1.1
Underwriting Agreement, dated September 24, 2014 among W. P. Carey Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters listed in Schedule I thereto.
Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed on September 30, 2014.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101
The following materials from W. P. Carey Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2014 and the year ended December 31, 2013, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.
Filed herewith