Form 10-K
period 2014-12-31
W. P. Carey Inc.
filed 2015-03-02
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of last business day of the registrant’s most recently completed second fiscal quarter: $6.4 billion.
As of February 19, 2015 there were 105,186,095 shares of Common Stock of registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

W. P. Carey 2014 10-K – 1

Forward-Looking Statements
This Annual Report on Form 10-K, or the Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding capital markets, tenant credit quality, general economic overview, our expected range of Adjusted funds from operations, or AFFO, our corporate strategy, our capital structure, our portfolio lease terms, our international exposure and acquisition volume, our expectations about tenant bankruptcies and interest coverage, statements regarding estimated or future economic performance and results, including our underlying assumptions, occupancy rate, credit ratings, and possible new acquisitions by us and our investment management programs, the Managed REITs discussed herein, including their earnings, statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust, or REIT, the amount and timing of any future dividends, our existing or future leverage and debt service obligations, our future prospects for growth, our projected assets under management, our future capital expenditure levels, our historical and anticipated funds from operations, our future financing transactions, our estimates of growth, and our plans to fund our future liquidity needs. These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition, liquidity, results of operations, AFFO, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors of this Report. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, potential investors are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this presentation, unless noted otherwise. Except as may be required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.
All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part II, Item 8. Financial Statements and Supplementary Data.

W. P. Carey 2014 10-K – 2

PART I

Item 1. Business.

General Development of Business

Overview

W. P. Carey Inc., or W. P. Carey, is, together with our consolidated subsidiaries and predecessors, a self-managed diversified REIT and a leading global owner and manager of commercial real estate, primarily net leased to companies on a long-term basis. The majority of our revenues are lease revenues, which are derived from our owned real estate portfolio. In addition, we earn fee revenue by acting as an advisor to a series of income-oriented, non-traded REITs through our investment management business.

Our owned real estate portfolio, which is diversified, by property type, tenant, tenant industry and geographic location, is comprised primarily of single-tenant, office, industrial, warehouse/distribution, and retail facilities that are essential to our corporate tenants’ operations. We have 219 corporate tenants over 783 properties in 18 countries. As of December 31, 2014, approximately 65% of our contractual minimum annualized base rent, or ABR, was generated by properties located in the United States and approximately 35% was generated by properties located outside the United States, primarily in Western and Northern European countries.

The vast majority of our leases specify a base rent with scheduled rent increases, either fixed or tied to an inflation-related index, and require our tenants to pay substantially all of the costs associated with operating and maintaining the property, including the real estate taxes, insurance, and maintenance of the facilities. See Our Portfolio below for more information on the characteristics of our properties. Furthermore, we actively manage our owned real estate portfolio to try to mitigate risk with respect to changes in tenant credit quality and the likelihood of lease renewal.

Originally founded in 1973, we operated primarily as a sponsor of and advisor to a series of income-generating investment programs under the Corporate Property Associates, or CPA®, brand name until we reorganized as a REIT in September 2012 in connection with our merger with Corporate Property Associates 15 Incorporated, or CPA®:15, referred to as the CPA®:15 Merger. On January 31, 2014, Corporate Property Associates 16 – Global Incorporated, or CPA®:16 – Global, merged with and into us, based on a merger agreement dated as of July 25, 2013, referred to as the CPA®:16 Merger (Note 3).

Our shares of common stock are listed on the New York Stock Exchange under the ticker symbol “WPC”.

Headquartered in New York, we also have offices in Dallas, London, Amsterdam, Hong Kong, and Shanghai. At December 31, 2014, we employed 272 individuals.

Financial Information About Segments

Our business operates in two segments – Real Estate Ownership and Investment Management, as described below.

Narrative Description of Business

Business Objectives and Strategy

Our primary business objective is to increase stockholder value through accretive acquisitions for our owned real estate portfolio and to grow the assets managed by our investment management operations, which in turn will allow us to grow earnings and to maintain or increase our dividend.

Our investment strategy primarily focuses on owning and actively managing a diverse portfolio of commercial real estate that is net leased to credit-worthy companies globally. We believe that many companies prefer to lease rather than own their corporate real estate. We structure long-term financing for our corporate tenants primarily in the form of sale-leaseback transactions, through which we acquire what we believe is a company’s essential real estate and then lease it back to them on a long-term net lease basis, which typically produces a more predictable income stream compared to other types of real estate investments and requires minimal capital expenditures.

We actively manage our real estate portfolio to mitigate risk with respect to any changes in tenant credit quality and probability of lease renewal. We believe that diversification with respect to property type, tenant, tenant industry, and geographic location

W. P. Carey 2014 10-K – 3

is an important component of portfolio risk management and that we own a portfolio of real estate that is well-diversified across each of these categories.

In addition to managing our owned real estate portfolio, we currently act as the advisor to a series of publicly-owned, non-traded REITs for which we raise equity capital through public offerings of their shares, invest those funds and manage their assets in return for fee revenue as specified in our advisory agreements with them. Since 1979, we have sponsored a series of 17 income-generating investment programs under the CPA® brand name that invest primarily in commercial real estate properties net leased to single tenants. At December 31, 2014, we were the advisor to Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global, and Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global. We were also the advisor to CPA®:16 – Global until the CPA®:16 – Global Merger on January 31, 2014. We refer to CPA®:16 – Global, CPA®:17 – Global, and CPA®:18 – Global together as the CPA® REITs.

At December 31, 2014, we were also the advisor to Carey Watermark Investors Incorporated, or CWI, a publicly-owned, non-traded REIT that invests in lodging and lodging-related properties. Together with the CPA® REITs, we refer to these entities as the Managed REITs (Note 4). Currently, we also serve as the advisor to Carey Watermark Investors 2 Incorporated, or CWI 2, a new non-traded lodging REIT, which commenced its public offering on February 9, 2015. We also have invested in Carey Credit Income Fund, or CCIF, a newly formed business development company, or BDC. We plan to serve as advisor to CCIF and to invest the funds that we raise on behalf of its two feeder funds, which will also be BDCs, in shares of CCIF. We refer collectively to CCIF and the two feeder funds as the BDCs and, together with the Managed REITs, as the Managed Programs. While we have filed registration statements with the SEC for each of the BDCs, none of these registration statements has been declared effective by the SEC, and there can be no assurance as to whether or when the public offerings of shares of the feeder funds will be commenced. See Significant Developments in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a summary of the funds we have raised on behalf of the Managed REITs.

We believe that our owned real estate investments provide our stockholders with a stable, growing source of income, primarily from lease revenues. We also believe that the fee income we generate from our advisory contracts with the Managed REITs provides our stockholders with attractive sources of additional income, a portion of which is more variable in nature.

We have two primary reportable segments, Real Estate Ownership and Investment Management. These segments are each described below.

Real Estate Ownership

We own and invest in commercial real estate properties primarily located in the United States and Europe and leased on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property (Note 17). We earn revenues or equity income from:

•	our wholly-owned commercial real estate investments;

•	our co-owned commercial real estate investments;

•	our investments in the shares of the Managed REITs; and

•	our participation in the cash flows of the Managed REITs.

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

•
The Managed REITs reimburse us for certain costs that we incur on their behalf, consisting primarily of broker-dealer commissions and marketing costs while we are raising funds for their public offerings, and certain personnel and overhead costs; and

•	We may also earn incentive and disposition revenue and receive other compensation in connection with providing liquidity alternatives to the Managed REITs’ stockholders.

W. P. Carey 2014 10-K – 4

Our business strategy includes exploring alternatives for expanding our investment management operations beyond advising the existing Managed REITs. Any such expansion could involve the purchase of properties or other investments as principal, either for our owned portfolio or with the intention of transferring such investments to a newly-created fund, as well as the sponsorship of one or more funds to make investments other than primarily net-lease investments, for example CWI, CWI2, and the BDCs.

Investment Strategies

In analyzing potential investments, we review various aspects of a transaction, including tenant and real estate fundamentals, to determine whether a potential investment and lease will satisfy our investment criteria. In evaluating net-lease transactions, we generally consider, among other things, the following aspects of each transaction:

Tenant/Borrower Evaluation — We evaluate each potential tenant or borrower for its creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history, and capital structure, as well as other factors that may be relevant to a particular investment. We seek opportunities in which we believe the tenant may have a stable or improving credit profile or credit potential that has not been fully recognized by the market. Whether a prospective tenant or borrower is creditworthy is evaluated by our investment department and the investment committee, as described below. We define creditworthiness as a risk-reward relationship appropriate to our investment strategies, which may or may not coincide with ratings issued by the credit rating agencies. As such, creditworthy does not mean “investment grade,” as defined by the credit rating agencies.

We generally seek investments in facilities that we believe are critical to a tenant’s current business and that we believe have a low risk of tenant default. We rate each asset based on the asset’s market and liquidity and also based on the strategic value to the tenant in terms of how critical the asset is to the tenant’s operations. We also assess the relative risk of the portfolio quarterly. We evaluate the credit quality of our tenants utilizing an internal five-point credit rating scale, with one representing the highest credit quality (investment grade or equivalent) and five representing the lowest (bankruptcy or foreclosure). Investment grade ratings are provided by third-party rating agencies such as Standard & Poor’s Ratings Services or Moody’s Investors Service, although we may determine that a tenant is equivalent to investment grade even if the credit rating agencies have not made that determination. As of December 31, 2014, we had 37 tenants that were rated investment grade. Ratings for other tenants are generated internally utilizing metrics such as interest coverage and debt-to-earnings before interest, taxes, depreciation and amortization, or EBITDA. These metrics are computed internally based on financial statements obtained from each tenant on a quarterly basis. Under the terms of our lease agreements, tenants are generally required to provide us with periodic financial statements. As of December 31, 2014, we had 181 non-investment grade tenants, with a weighted-average credit rating of 3.2.

Real Estate Evaluation — We review and evaluate the physical condition of the property and the market in which it is located. We consider a variety of factors, including current market rents, replacement cost, residual valuation, property operating history, demographic characteristics of the location and accessibility, competitive properties, and suitability for re-leasing. We obtain third-party environmental and engineering reports and market studies, if needed. We will also consider factors particular to the laws of foreign countries, in addition to the risks normally associated with real property investments, when considering an investment outside the United States.

Properties Critical to Tenant/Borrower Operations — We generally will focus on properties that we believe are critical to the current ongoing operations of the tenant. We believe that these properties provide better protection generally as well as in the event of a bankruptcy, since a tenant/borrower is less likely to risk the loss of a critically important lease or property in a bankruptcy proceeding or otherwise.

Diversification — We attempt to diversify our owned and managed portfolios to avoid dependence on any one particular tenant, borrower, collateral type, geographic location, or tenant/borrower industry. By diversifying these portfolios, we seek to reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region. While we have not endeavored to maintain any particular standard of diversity in our owned portfolio, we believe that our owned portfolio is reasonably well-diversified.

Lease Terms — Generally, the net-leased properties in which we invest will be leased on a full-recourse basis to the tenants or their affiliates. In addition, we seek to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied generally to increases in indices such as the Consumer Price Index, or CPI, or other similar index in the jurisdiction in which the property is located, but may contain caps or other limitations, either on an annual or overall basis. In the case of retail stores and hotels, the lease may provide for participation in gross revenues of the tenant

W. P. Carey 2014 10-K – 5

above a stated level, which is referred to as a percentage rent increase. Alternatively, a lease may provide for mandated rental increases on specific dates.

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

Other Equity Enhancements — We may attempt to obtain equity enhancements in connection with transactions. These equity enhancements may involve stock warrants exercisable at a future time to purchase stock of the tenant or borrower or their parent. If warrants are obtained, and become exercisable, and if the value of the stock subsequently exceeds the exercise price of the warrant, equity enhancements can help achieve the goal of increasing investor returns.

Investment Committee — We have an independent investment committee that provides services to us and to the CPA® REITs. Our investment department, under the oversight of our chief investment officer, is primarily responsible for evaluating, negotiating and structuring potential investment opportunities. The investment committee is not directly involved in originating or negotiating potential investments, but instead functions as a separate and final step in the investment process. We place special emphasis on having experienced individuals serve on our investment committee. The investment committee retains the authority to identify categories of transactions that may be entered into without its prior approval. The investment committee may delegate its authority, such as to investment advisory committees with specialized expertise in a particular geographic market. However, we do not currently expect that any investments delegated to these advisory committees will account for a significant portion of the investments we make in the near term.

Financing Strategies

We seek to maintain a conservative capital structure that enhances equity returns, maintains financial flexibility, and enables us to effectively match our assets and liabilities. Historically, we entered into secured debt such as mortgage financings collateralized by individual property assets to finance our business. In an effort to access a wider range of capital sources, we sought and received investment grade ratings from both Moody’s Investors Service and Standard & Poor’s Ratings Services. We are actively reducing our reliance on secured debt and increasing the level of unencumbered assets on our balance sheet by paying off individual mortgage loans as they mature. In January 2014, we recast our unsecured line of credit and increased the amounts available to borrow thereunder, as compared to the prior facility, subject to certain covenants (Note 11). In January 2015, we exercised the Accordion Feature on our Senior Unsecured Credit Facility (Note 11) to increase the amount available for borrowing and amended the credit agreement to establish a new accordion feature (Note 19). In addition to funding our working capital needs, this increased line of credit capacity will assist with our transition to becoming more of an unsecured borrower by enhancing our ability to repay a portion of our mortgage debt. During 2014, we also issued corporate bonds (Note 11) and shares of our common stock (Note 13) in separate public offerings. In January 2015, we issued additional corporate bonds in two public offerings, one of which was denominated in euros (Note 19). We expect to continue to have access to a wide variety of capital sources, including the public debt and equity markets.

Asset Management

We believe that effective management of our assets is essential to maintain and enhance property values. Important aspects of asset management include entering into new or modified transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, and selling properties.

We monitor, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our real estate investments. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments, and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. For international compliance, we often engage third-party asset managers. We review financial statements of tenants and undertake regular physical inspections of the condition and maintenance of properties. Additionally, we periodically analyze each tenant’s financial condition, the industry in which each tenant operates, and each tenant’s relative strength in its industry.

W. P. Carey 2014 10-K – 6

Our Portfolio

At December 31, 2014, our portfolio had the following characteristics:

•	Number of properties – 783 net-leased properties, two self-storage properties, and two hotels;

•	Total net-leased square footage – 87.3 million; and

•	Occupancy rate – approximately 98.6%.

For more information about our portfolio, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview.

Tenant/Lease Information

At December 31, 2014, our tenants/leases had the following characteristics:

•	Number of tenants – 219;

•	Investment-grade tenants – 26%;

•	Weighted-average remaining lease term – 9.1 years;

•	94% of our leases provide rent adjustments as follows:

◦	CPI and similar – 71%

◦	fixed – 23%

Competition

We face active competition in both our Real Estate Ownership segment and our Investment Management segment from many sources for investment opportunities in commercial properties net leased to tenants both domestically and internationally. In general, we believe that our management’s experience in real estate, credit underwriting, and transaction structuring should allow us to compete effectively for commercial properties. However, competitors may be willing to accept rates of return, lease terms, other transaction terms, or levels of risk that we may find unacceptable.

In our Investment Management segment, we face active competition in raising funds for the Managed REITs, from other funds with similar investment objectives such as publicly registered, non-traded funds, publicly-traded funds, and private funds, including hedge funds. In addition, we face broad competition from other forms of investment. Currently, we raise substantially all of the funds for investment by the Managed REITs within the United States.

Environmental Matters

We and the Managed REITs have invested, and expect to continue to invest, in properties currently or historically used as industrial, manufacturing, and commercial properties. Under various federal, state, and local environmental laws and regulations, current and former owners and operators of property may have liability for the cost of investigating, cleaning-up, or disposing of hazardous materials released at, on, under, in, or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials. As part of our efforts to mitigate these risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property, and we frequently require sellers to address them before closing or obtain contractual protection (indemnities, cash reserves, letters of credit, or other instruments) from property sellers, tenants, a tenant’s parent company, or another third party to address known or potential environmental issues. With respect to our hotels and self-storage investments, which are not subject to net lease arrangements, there is no tenant of the property to provide indemnification, so we may be liable for costs associated with environmental contamination in the event any such circumstances arise after we acquire the property.

Financial Information About Geographic Areas

See Our Portfolio above and Note 17 for financial information pertaining to our geographic operations.

W. P. Carey 2014 10-K – 7

Available Information

All filings we make with the SEC, including this Report, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and any amendments to those reports, are available for free on our website, http://www.wpcarey.com, as soon as reasonably practicable after they are filed or furnished to the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s Internet site at http://www.sec.gov. We are providing our website address solely for the information of investors. We do not intend our website to be an active link or to otherwise incorporate the information contained on our website into this report or other filings with the SEC. Our Code of Business Conduct and Ethics, which applies to all employees, including our Chief Executive Officer and Chief Financial Officer, is available on our website at www.wpcarey.com. We intend to make available on our website any future amendments or waivers to our Code of Business Conduct and Ethics within four business days after any such amendments or waivers. We will supply to any stockholder, upon written request and without charge, a copy of this Report as filed with the SEC. Generally, we also post the dates of our upcoming scheduled financial press releases, telephonic investor calls, and investor presentations on the Investor Relations portion of our website at least ten days prior to the event. Our investor calls are open to the public and remain available on our website for at least two weeks thereafter.

Item 1A. Risk Factors.

Risks Related to Our Business

Adverse changes in general economic conditions can adversely affect our business.

Our success is dependent upon economic conditions in the United States generally, and in the international geographic areas in which a substantial number of our investments are located. Adverse changes in national economic conditions or in the economic conditions of the regions in which we conduct substantial business likely would have an adverse effect on real estate values and, accordingly, our financial performance, the market prices of our securities, and our ability to pay dividends.

Changes in investor preferences or market conditions could limit our ability to raise funds or make new investments.

The majority of our and the CPA® REITs’ current investments, as well as the majority of the investments that we expect to originate for the CPA® REITs in the near term, are investments in single-tenant commercial properties that are subject to triple-net leases. In addition, we have relied predominantly on raising funds for investment on behalf of the Managed REITs from individual investors through the sale by participating selected dealers to their customers of the publicly-registered, but non-traded, securities of those REITs. Although we have increased the number of broker-dealers we use for fundraising, the majority of our fundraising efforts on behalf of the Managed REITs are through three major selected dealers. If, as a result of changes in market receptivity to investments that are not readily liquid and involve high selected dealer fees, or for other reasons, such as regulatory changes, this capital raising method were to become less available as a source of capital, our ability to raise funds for the Managed REITs, and consequently our ability to make investments on their behalf, could be adversely affected. While we are not limited to this particular method of raising funds for investment (and, among other things, the Managed REITs may themselves be able to borrow additional funds to invest), our experience with other means of raising capital is limited. Also, many factors, including changes in tax laws or accounting rules, may make these types of investments less attractive to potential sellers and lessees, which could negatively affect our ability to increase the amount of assets of this type under management.

We face active competition for investments.

We face active competition for our investments from many sources, including insurance companies, credit companies, pension funds, private individuals, financial institutions, finance companies, and investment companies, among others. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. In addition, our evaluation of the acceptability of rates of return on behalf of the Managed REITs is affected by such factors as the cost of raising capital, the amount of revenue we can earn, and the performance hurdle rates of the relevant Managed REITs. Such factors may limit the amount of new investments that we make on behalf of the Managed REITs, which will in turn limit the growth of revenues from our investment management operations. The investment community continues to remain risk averse. We believe that the net lease financing market is perceived as a relatively conservative investment vehicle. Accordingly, we expect increased competition for investments, both domestically and internationally. It is possible that further capital inflows into our marketplace will place additional pressure on the returns that we can generate from our investments as well as our willingness and ability to execute transactions.

W. P. Carey 2014 10-K – 8

A significant amount of our leases will expire within the next five years, and we may have difficulty in re-leasing or selling our properties if tenants do not renew their leases.

Within the next five years, approximately 25% of our leases, based on our ABR as of December 31, 2014, are due to expire. If these leases are not renewed, or if the properties cannot be re-leased on terms that yield payments comparable to those currently being received, then our lease revenues could be substantially adversely affected. The terms of any new or renewed leases of these properties may depend on market conditions prevailing at the time of lease expiration. In addition, if properties are vacated by the current tenants, we may incur substantial costs in attempting to re-lease such properties. We may also seek to sell these properties, in which event we may incur losses, depending upon market conditions prevailing at the time of sale.

Real estate investments are generally less liquid compared to many other financial assets, and this may limit our ability to quickly change our portfolio in response to changes in economic or other conditions. Some of our net leases are for properties that are specially suited to the particular needs of the tenant. With these properties, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, if we are forced to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to re-lease or sell properties without adversely affecting returns to stockholders.

There may be competition among us and the Managed REITs for business opportunities.

We currently manage, and may in the future manage, REITs and other entities that have investment and/or rate of return objectives similar to our own. Those entities may be in competition with us with respect to properties, potential purchasers, sellers and lessees of properties, and mortgage financing for properties. We have agreed to implement certain procedures to help manage any perceived or actual conflicts among us and the Managed REITs, including:

•	allocating funds based on numerous factors, including cash available, diversification/concentration, transaction size, tax, leverage, and fund life;

•	all “split transactions,” where we co-invest with any CPA® REIT, are subject to the approval of the independent directors of the CPA® REIT;

•	investment allocations are reviewed as part of the annual advisory contract renewal process of each CPA® REIT; and

•	quarterly review of all of our investment activities and the investment activities of the CPA® REITs by the independent directors of the CPA® REITs.

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

Because we invest in properties located outside the United States, we are exposed to additional risks.

We have invested in and may continue to invest in properties located outside the United States. At December 31, 2014, our directly-owned real estate properties located outside of the United States represented 35% of current ABR. These investments may be affected by factors particular to the laws of the jurisdiction in which the property is located. These investments may expose us to risks that are different from and in addition to those commonly found in the United States, including:

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

•	adverse market conditions caused by changes in national or local economic or political conditions;

W. P. Carey 2014 10-K – 9

•	tax requirements vary by country, and existing foreign tax laws and interpretations may change, and as a result we may be subject to additional taxes on our international investments;

•	changes in relative interest rates;

•	changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

•	changes in real estate and other tax rates and other operating expenses in particular countries;

•	changes in land use and zoning laws;

•	more stringent environmental laws or changes in such laws; and.

•	restrictions and/or significant costs in repatriating cash and cash equivalents held in foreign bank accounts.

In addition, the lack of publicly available information in certain jurisdictions in accordance with accounting principles generally accepted in the United States, or GAAP, could impair our ability to analyze transactions and may cause us to forego an investment opportunity for ourselves or the CPA® REITs. It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet our and the CPA® REITs’ reporting obligations to financial institutions or governmental or regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries. Our expertise to date is primarily in the United States and Europe, and we have less experience in other international markets. We may not be as familiar with the potential risks to our and the CPA® REITs’ investments outside the United States and Europe and we could incur losses as a result.

Also, we may engage third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements with respect to properties we own or manage on behalf of the CPA® REITs. Failure to comply with applicable requirements may expose us or our operating subsidiaries to additional liabilities.

Moreover, we are subject to changes in foreign exchange rates due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. Our principal foreign currency exposure is to the euro. Because we have historically placed both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency, our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies; that is, absent other considerations, a weaker U.S. dollar will tend to increase both our revenues and our expenses, while a stronger U.S. dollar will tend to reduce both our revenues and our expenses.

Our participation in joint ventures creates additional risk.

We have in the past participated, and may in the future participate, in joint ventures to purchase assets jointly with the Managed REITs and may do so as well with third parties. There are additional risks involved in joint venture transactions. As a co-investor in a joint venture, we may not be in a position to exercise sole decision-making authority relating to the property, joint venture, or other entity. In addition, there is the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposure to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly-owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that members of our board may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

Our property portfolio has a high concentration of properties in Germany, making us more vulnerable economically to an economic downturn.

At December 31, 2014, approximately 9% of total ABR came from properties in Germany. As a result, we may be particularly subject to risks inherent in Germany. A downturn in the commercial real estate industry generally could significantly adversely affect the value of our properties. An economic downturn in Germany could particularly negatively affect lessees’ ability to make lease payments to us and our ability to make distributions to its stockholders.

W. P. Carey 2014 10-K – 10

If we recognize substantial impairment charges on our properties or investments, our net income may be reduced.

We recognized impairment charges totaling $23.8 million for the year ended December 31, 2014. In the future, we may incur substantial impairment charges, which we are required to recognize: whenever we sell a property for less than its carrying value or we determine that the carrying amount of the property is not recoverable and exceeds its fair value; for direct financing leases, whenever the unguaranteed residual value of the underlying property has declined on an other than temporary basis; or, for equity investments, whenever the estimated fair value of the investment’s underlying net assets in comparison with the carrying value of our interest in the investment has declined on an other-than-temporary basis. By their nature, the timing or extent of impairment charges are not predictable. We may incur non-cash impairment charges in the future, which may reduce our net income.

Because we have used debt to finance investments, our cash flow could be adversely affected.

Historically, most of our investments were made by borrowing a portion of the total investment and securing the loan with a mortgage on the property. We generally borrowed on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property. If we are unable to make our debt payments on these loans as required, a lender could foreclose on the property or properties securing its debt. Additionally, lenders for our international mortgage loan transactions typically incorporated various covenants and other provisions that can cause a technical loan default, including a loan to value ratio, a debt service coverage ratio and a material adverse change in the borrower’s or tenant’s business. Accordingly, if the real estate value declines or the tenant defaults, the lender would have the right to foreclose on its security. If any of these events were to occur, it could cause us to lose part or all of our investment, which in turn could cause the value of our portfolio, and revenues available for distribution to our stockholders, to be reduced.

Some of our financing may also require us to make a balloon payment at maturity. Our ability to make balloon payments on debt may depend upon our ability either to refinance the obligation when due, invest additional equity in the property or sell the related property. When a balloon payment is due, we may be unable to make the payment with existing cash or cash resources, refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to cover the balloon payment. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage or interest rates, availability of credit, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties and tax laws. A refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets.

Our level of indebtedness increased upon the completion of the CPA®:16 Merger and as a result of our recent capital market activities.

In connection with the CPA®:16 Merger, we assumed approximately $1.8 billion of CPA®:16 – Global’s indebtedness, a portion of which was repaid with the Unsecured Senior Credit Facility (Note 11). In March 2014 we issued $500.0 million of 4.6% senior unsecured notes in our inaugural public debt offering. Our consolidated indebtedness as of December 31, 2014 was approximately $4.1 billion, equal to a leverage ratio (total debt less cash to EBITDA) of approximately 6.0. In addition, in January 2015 we issued €500.0 million of 2.0% senior unsecured notes, and $450.0 million of 4.0% senior unsecured notes in two additional public offerings. We refer to the 4.6% senior unsecured notes, the 4.0% senior unsecured notes and the 2% senior unsecured notes collectively as our senior notes. As a result, we may be subject to an increased risk that our cash flow could be insufficient to meet required payments on our debt. Our increased indebtedness after these transactions, compared to our level of indebtedness prior to the CPA®:16 Merger, could have important consequences to our stockholders, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, and other general corporate requirements;

•
requiring the use of a substantial portion of our cash flow from operations for the payment of principal and interest on its indebtedness, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures, and general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and industry; and

•	putting us at a disadvantage compared to our competitors with comparatively less indebtedness.

W. P. Carey 2014 10-K – 11

Our level of indebtedness and the limitations imposed on us by our debt agreements could have significant adverse consequences.

Our level of indebtedness and the limitations imposed on us by our debt agreements could have significant adverse consequences, including:

•
our cash flow may be insufficient to meet our debt service obligations with respect to our existing or potential future indebtedness, which would enable lenders and other debtholders to accelerate the maturity of their indebtedness, or may be insufficient to fund other important business uses after meeting such obligations;

•	we may violate restrictive covenants in our debt agreements, which would entitle lenders and other debtholders to accelerate the maturity of their indebtedness;

•	debt service requirements and financial covenants relating to our indebtedness may limit our ability to maintain our REIT qualification;

•
we may be unable to hedge our debt, counterparties may fail to honor their obligations under any of our hedge agreements, such agreements may not effectively hedge interest rate or currency fluctuation risk, and, upon the expiration of any of our hedge agreements, we would be exposed to then-existing market rates of interest or currency exchange rates and future rate volatility;

•	because a portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense;

•
we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms, in order to pay our debt service or if we fail to meet our debt service obligations, in whole or in part;

•
upon any default on our secured indebtedness, the lenders may foreclose on our properties or our interests in the entities that own the properties that secure such indebtedness and receive an assignment of rents and leases; and

•
we may be unable to raise additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to capitalize upon acquisition opportunities or meet operational needs.

If any one of these events were to occur, our business, financial condition, liquidity, results of operations, earnings and prospects, as well as our ability to satisfy all of our debt obligations, including those under our Senior Unsecured Credit Facility, our senior notes or other similar debt securities that we may issue in the future, could be materially and adversely affected. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, a circumstance that could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code.

We may not be able to generate sufficient cash flow to meet all of our existing or potential future debt service obligations, including those under our Senior Unsecured Credit Facility, our senior notes or other similar debt securities that we may issue in the future.

Our ability to meet all of existing or potential future our debt service obligations, including those under our Senior Unsecured Credit Facility, our senior notes or other similar debt securities that we may issue in the future, to refinance our existing or potential future indebtedness, and to fund our operations, working capital, acquisitions, capital expenditures and other important business uses, depends on our ability to generate sufficient cash flow in the future. To a certain extent, our cash flow is subject to general economic, industry, financial, competitive, operating, legislative, regulatory and other factors, many of which are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us on favorable terms, or at all, in an amount sufficient to enable us to meet all of our existing or potential future debt service obligations, including those under our Senior Unsecured Credit Facility, our senior notes or other similar debt securities that we may issue in the future, or to fund our other important business uses or liquidity needs. Additionally, if we incur additional indebtedness in connection with future acquisitions or development projects or for any other purpose, our existing or potential future debt service obligations could increase significantly and our ability to meet those obligations could depend, in large part, on the returns from such acquisitions or projects, as to which no assurance can be given.
We may need to refinance all or a portion of our indebtedness at or prior to maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

•	our business, financial condition, liquidity, results of operations, AFFO and prospects and market conditions at the time; and

•	restrictions in the agreements governing our indebtedness.

As a result, we may not be able to refinance any of our indebtedness, or obtain additional financing, on favorable terms, or at all.

W. P. Carey 2014 10-K – 12

If we do not generate sufficient cash flow from operations, and additional borrowings or refinancings are not available to us, we may be unable to meet all of our existing or potential future debt service obligations, including those under our Senior Unsecured Credit Facility, our senior notes or other similar debt securities that we may issue in the future. As a result, we would be forced to take other actions to meet those obligations, such as selling properties, raising equity or delaying capital expenditures, any of which could have a material adverse effect on us. Furthermore, we cannot assure you that we will be able to effect any of these actions on favorable terms, or at all.

The effective subordination of our senior notes or other similar debt securities that we may issue in the future may limit our ability to meet all of our debt service obligations, including those under our senior notes or under any potential future issuance of similar debt securities.

Our senior notes are unsecured and unsubordinated obligations and rank equally in right of payment with each other and with all of our unsecured and unsubordinated indebtedness. However, our senior notes are effectively subordinated in right of payment to all of our secured indebtedness to the extent of the value of the collateral securing such indebtedness. As of December 31, 2014, we had $2.5 billion of secured consolidated indebtedness outstanding. While the indenture governing our senior notes limits our ability to incur secured indebtedness in the future, it does not prohibit us from incurring such indebtedness if we and our subsidiaries are in compliance with certain financial ratios and other requirements at the time of its incurrence. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to us, the holders of any secured indebtedness will be entitled to proceed directly against the collateral that secures the secured indebtedness. Therefore, such collateral will not be available for satisfaction of any amounts owed under our unsecured indebtedness, including our senior notes or other similar debt securities that we may issue in the future, until such secured indebtedness is satisfied in full.

Our senior notes are also effectively subordinated to all liabilities, whether secured or unsecured, and any preferred equity of our subsidiaries, which is particularly important because we have no significant operations or assets other than our equity interests in our subsidiaries. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to any of our subsidiaries, we, as a common equity owner of such subsidiary, and therefore holders of our debt, including our senior notes or other similar debt securities that we may issue in the future, will be subject to the prior claims of such subsidiary's creditors, including trade creditors, and preferred equity holders. As of December 31, 2014, our subsidiaries had approximately $3.6 billion of indebtedness and other liabilities outstanding and no preferred equity. Furthermore, while the indenture governing our senior notes limits the ability of our subsidiaries to incur additional indebtedness in the future, it will not prohibit our subsidiaries from incurring such indebtedness if we and our subsidiaries are in compliance with certain financial ratios and other requirements at the time of its incurrence.

Despite our substantial outstanding indebtedness, we may still incur significantly more indebtedness in the future, which would exacerbate any or all of the risks described herein.

We may be able to incur substantial additional indebtedness in the future. Although the agreements governing our indebtedness do limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. To the extent that we incur substantial additional indebtedness in the future, the risks associated with our substantial leverage described herein, including our inability to meet all of our debt service obligations, such as those under our Senior Unsecured Credit Facility, our senior notes or other similar debt securities that we may issue in the future, would be exacerbated.

The indenture governing our senior notes contains restrictive covenants that restricts our ability to expand or fully pursue our business strategies.

The indenture governing our senior notes contains financial and operating covenants that, among other things, restricts our ability to take specific actions, even if we believe them to be in our best interest, including (subject to various exceptions) restrictions on our ability to consummate a merger, consolidation or a transfer of all or substantially all of our consolidated assets to another person.

In addition, our current debt agreements require us to meet specified financial ratios and the indenture governing our senior notes requires us to limit the amount of our total debt and the amount of our secured debt before incurring new debt, to maintain at all times a specified ratio of unencumbered assets to unsecured debt and to meet a debt service coverage ratio before incurring new debt. These covenants may restrict our ability to expand or fully pursue our business strategies. Our ability to comply with these and other provisions of our debt agreements may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events

W. P. Carey 2014 10-K – 13

beyond our control. The breach of any of these covenants could result in a default under our indebtedness, which could result in the acceleration of the maturity of such indebtedness and potentially other indebtedness. If any of our indebtedness is accelerated prior to maturity, we may not be able to repay such indebtedness or refinance such indebtedness on favorable terms, or at all.

The market price of our senior notes may be volatile.

The market price of our senior notes may be highly volatile and be subject to wide fluctuations. The market price of our senior notes may fluctuate as a result of factors that are beyond our control or unrelated to our historical and projected business, financial condition, liquidity, results of operations, earnings and prospects, including due to changes in interest rates. It is impossible to assure investors that the market price of our senior notes will not fall in the future, and it may be difficult for investors to resell our senior notes at prices they find attractive, or at all. Furthermore, while the 2% senior unsecured notes, which are denominated in euros, have been listed on the New York Stock Exchange, there is currently no public market for the other senior notes, so if an active trading market does not develop for such senior notes or is not maintained for the 2% senior unsecured notes, investors may not be able to resell them on favorable terms when desired, or at all. The lack of an active trading market could adversely affect investors ability to sell our senior notes when desired, or at all, and the price at which investors may be able to sell our senior notes. The liquidity of the trading market, if any, and the future market price of our senior notes will depend on many factors, including, among other things, prevailing interest rates, our business, financial condition, liquidity, results of operations, AFFO and prospects, the market for similar securities and the overall securities market, and may be adversely affected by unfavorable changes in these factors. It is possible that the market for the senior notes will be subject to disruptions, which may have a negative effect on the holders of our senior notes, regardless of our business, financial condition, liquidity, results of operations, AFFO or prospects. Additionally, no assurance can be given that we will be able to maintain the listing of the 2% senior unsecured notes.

Volatility and disruption in capital markets could materially and adversely impact us.

The capital markets may experience extreme volatility and disruption, which could make it more difficult to raise capital. If we cannot access capital or if we cannot access capital upon favorable terms, we may be required to liquidate one or more investments in properties at times that may not permit us to realize the maximum return on those investments, which could also result in adverse tax consequences to us, and our ability to capitalize on acquisition opportunities and meet operational needs may be adversely affected. Moreover, market turmoil could lead to an increased lack of consumer confidence and widespread reduction of business activity generally, which may materially and adversely impact us, including our ability to acquire and dispose of properties.

A downgrade in our credit ratings could materially adversely affect our business and financial condition as well as the market price of our senior notes.

We plan to manage our operations to maintain investment grade status with a capital structure consistent with our current profile, but there can be no assurance that we will be able to maintain our current credit ratings. Our credit ratings could change based upon, among other things, our historical and projected business, financial condition, liquidity, results of operations, AFFO and prospects. These ratings are subject to ongoing evaluation by credit rating agencies, and we cannot make any assurance that any rating will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If any of the credit rating agencies that have rated us downgrades or lowers its credit rating, or if any credit rating agency indicates that it has placed any such rating on a so-called “watch list” for a possible downgrading or lowering or otherwise indicates that its outlook for that rating is negative, it could have a material adverse effect on our costs and availability of capital, which could in turn have a material adverse effect on us and on our ability to satisfy our debt service obligations, including those under our Senior Unsecured Credit Facility, our senior notes or other similar debt securities that we may issue in the future, and to make dividends and distributions on our common stock. Furthermore, any such action could negatively impact the market price of our senior notes.

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

W. P. Carey 2014 10-K – 14

Our ability to fully control the maintenance of our net-leased properties may be limited.

The tenants or managers of net-leased properties are responsible for maintenance and other day-to-day management of the properties. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance expenditures or other liabilities once the property becomes free of the lease. While our leases generally provide for recourse against the tenant in these instances, a bankrupt or financially-troubled tenant may be more likely to defer maintenance and it may be more difficult to enforce remedies against such a tenant. In addition, to the extent tenants are unable to conduct their operation of the property on a financially-successful basis, their ability to pay rent may be adversely affected. Although we endeavor to monitor, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of our properties, such monitoring may not in all circumstances ascertain or forestall deterioration either in the condition of a property or the financial circumstances of a tenant.

The value of our real estate is subject to fluctuation.

We are subject to all of the general risks associated with the ownership of real estate. While the revenues from our leases and those of the CPA® REITs are not directly dependent upon the value of the real estate owned, significant declines in real estate values could adversely affect us in many ways, including a decline in the residual values of properties at lease expiration; possible lease abandonments by tenants; a decline in the attractiveness of Managed REIT investments that may impede our ability to raise new funds for investment by the Managed REITs; and a decline in the attractiveness of triple-net lease transactions to potential sellers. We also face the risk that lease revenue will be insufficient to cover all corporate operating expenses and debt service payments on indebtedness we incur. General risks associated with the ownership of real estate include:

•	adverse changes in general or local economic conditions;

•	changes in the supply of or demand for similar or competing properties;

•	changes in interest rates and operating expenses;

•	competition for tenants;

•	changes in market rental rates;

•	inability to lease or sell properties upon termination of existing leases;

•	renewal of leases at lower rental rates;

•	inability to collect rents from tenants due to financial hardship, including bankruptcy;

•	changes in tax, real estate, zoning and environmental laws that may have an adverse impact upon the value of real estate;

•	uninsured property liability, property damage or casualty losses;

•	unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state, and local laws;

•	exposure to environmental losses;

•	changes in foreign exchange rates; and

•	acts of God and other factors beyond the control of our management.

Because most of our properties are occupied by a single tenant, our success is materially dependent upon the tenant’s financial stability.

Most of our properties are occupied by a single tenant and, therefore, the success of our investments is materially dependent on the financial stability of our tenants. Revenues from several of our tenants/guarantors constitute a significant percentage of our lease revenues. We have one tenant/guarantor totaling approximately 5.6% of total ABR at December 31, 2014. Lease payment defaults by tenants negatively impact our net income and reduce the amounts available for distributions to stockholders. As some of our tenants may not have a recognized credit rating, these tenants may have a higher risk of lease defaults than if those tenants had a recognized credit rating. In addition, the bankruptcy or default of a tenant could cause the loss of lease payments as well as an increase in the costs incurred to carry the property until it can be re-leased or sold. We have had, and may have in the future, tenants file for bankruptcy protection. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting the investment and re-leasing the property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss.

W. P. Carey 2014 10-K – 15

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

Under U.S. bankruptcy law, a tenant that is the subject of bankruptcy proceedings has the option of assuming or rejecting any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. The maximum claim will be capped at the amount owed for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year’s lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years’ lease payments). In addition, due to the long-term nature of our leases and, in some cases, terms providing for the repurchase of a property by the tenant, a bankruptcy court could recharacterize a net lease transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but we might have rights as a secured creditor. Those rights would not include a right to compel the tenant to timely perform its obligations under the lease but may instead entitle us to “adequate protection,” a bankruptcy concept that applies to protect against a decrease in the value of the property if the value of the property is less than the balance owed to us.

Insolvency laws outside of the United States may not be as favorable to reorganization or to the protection of a debtor’s rights as tenants under a lease as are the laws in the United States. Our rights to terminate a lease for default may be more likely to be enforceable in countries other than the United States, in which a debtor/ tenant or its insolvency representative may be less likely to have rights to force continuation of a lease without our consent. Nonetheless, such laws may permit a tenant or an appointed insolvency representative to terminate a lease if it so chooses.

However, in circumstances where the bankruptcy laws of the United States are considered to be more favorable to debtors and to their reorganization, entities that are not ordinarily perceived as U.S. entities may seek to take advantage of the U.S. bankruptcy laws if they are eligible. An entity would be eligible to be a debtor under the U.S. bankruptcy laws if it had a domicile (state of incorporation or registration), place of business or assets in the United States. If a tenant became a debtor under the U.S. bankruptcy laws, then it would have the option of assuming or rejecting any unexpired lease. As a general matter, after the commencement of bankruptcy proceedings and prior to assumption or rejection of an expired lease, U.S. bankruptcy laws provide that until an unexpired lease is assumed or rejected, the tenant (or its trustee if one has been appointed) must timely perform obligations of the tenant under the lease. However, under certain circumstances, the time period for performance of such obligations may be extended by an order of the bankruptcy court.

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

We own commercial properties and are subject to the risk of liabilities under federal, state, and local environmental laws. These responsibilities and liabilities also exist for properties owned by the Managed REITs, and if they become liable for these costs, their ability to pay for our services could be materially affected. Some of these laws could impose the following on us:

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

W. P. Carey 2014 10-K – 16

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

Our costs of investigation, remediation or removal of hazardous or toxic substances, or for third-party claims for damages, may be substantial. The presence of hazardous or toxic substances at any of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination or otherwise adversely affect our ability to sell or lease the property or to borrow using the property as collateral. While we attempt to mitigate identified environmental risks by contractually requiring sellers to acknowledge their responsibility for complying with environmental laws and to assume liability for environmental matters, circumstances may arise in which a seller fails, or is unable, to fulfill its contractual obligations. In addition, environmental liabilities, or costs or operating limitations imposed on a tenant to comply with environmental laws, could affect its ability to make rental payments to us. Also, and although we endeavor to avoid doing so, we may be required, in connection with any future divestitures of property, to provide buyers with indemnification against potential environmental liabilities.

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

Each of the Managed REITs that we currently manage may incur significant debt, which either due to liquidity problems or restrictive covenants contained in their borrowing agreements could restrict their ability to pay revenue owed to us when due. In addition, the revenue payable under each of our current investment advisory agreements is subject to a variable annual cap based on a formula tied to the assets and income of that Managed REIT. This cap may limit the growth of our investment management revenue. Furthermore, our ability to earn revenue related to the disposition of properties is primarily tied to providing liquidity events for the Managed REIT investors. Our ability to provide such liquidity, and to do so under circumstances that will satisfy the applicable subordination requirements, will depend on market conditions at the relevant time, which may vary considerably over a period of years. In any case, liquidity events typically occur several years apart, and income from our investment management operations is likely to be significantly higher in those years in which such events occur.

Because the revenue streams from the advisory agreements we have with the Managed REITs are subject to limitation or cancellation, any such termination could have a material adverse effect on our business, results of operations and financial condition.

The advisory agreements under which we provide services to the Managed REITs are renewable annually and may generally be terminated by each Managed REIT upon 60 days’ notice, with or without cause. The advisory agreements with each of the CPA® REITs are scheduled to expire on December 31, 2015 and the advisory agreement with CWI is scheduled to expire on September 30, 2015, unless otherwise renewed. There can be no assurance that these agreements will not expire or be terminated. CPA®:17 – Global, CPA®:18 – Global, and CWI each have the right, but not the obligation, upon certain terminations to repurchase our interests in their operating partnerships at fair market value. If such right is not exercised, we would remain as a limited partner of the respective operating partnerships. Nonetheless, any such termination would have a material adverse effect on our business, results of operations and financial condition.

W. P. Carey 2014 10-K – 17

A potential change in U.S. accounting standards regarding operating leases may make the leasing of facilities less attractive to our potential domestic tenants, which could reduce overall demand for our leasing services.

A lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is generally considered to be met if, among other things, the non-cancelable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value at lease inception. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In response to concerns caused by a 2005 SEC study that the current model does not have sufficient transparency, the Financial Accounting Standards Board and the International Accounting Standards Board issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. In May 2013, the Boards issued a revised exposure draft for public comment and the comment period ended in September 2013. As of the date of this Report, the Financial Accounting Standards Board and the International Accounting Standards Board continue their redeliberations of the proposals included in the May 2013 Exposure Draft based on the comments received and the proposed guidance has not yet been finalized. Changes to the accounting guidance could affect both our and the CPA® REITs’ accounting for leases as well as that of our and the CPA® REITs’ tenants. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under most leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize.

The BDCs are subject to extensive regulation.

We serve as the investment adviser for three closed-end funds that have elected to be treated as BDCs. These BDCs are subject to certain provisions of the Investment Company Act of 1940, as amended, and the rules and regulations thereunder, collectively referred to herein as the Investment Company Act. Failure to comply with such rules and regulations could result in liability and/or adversely affect the operation of the BDCs and our ability to successfully raise funds for, and generate revenue as the advisor to, the BDCs.

Our investment advisory agreement with CCIF may be terminated upon short notice.

The management and incentive fees that we will be paid for managing CCIF will generally be subject to the contractual right of CCIF’s board of trustees to terminate our management of CCIF on as little as 60 days' prior notice. Termination of this agreement would eliminate our ability to generate revenue from the BDCs, which could have a material adverse effect on our results of operations.

The BDCs may be affected by poor investment performance.

Poor investment returns for the BDCs, due to either general market conditions or underperformance by the BDCs relative to our competitors or to benchmarks, may affect our ability to retain assets of the BDCs and/or to attract new borrowers or additional assets from existing borrowers. This could affect the management and incentive fees that we earn on assets under our supervision.

The success of the BDCs is dependent upon a joint venture.

We manage the BDCs as part of a joint venture with Guggenheim Partners Investment Management, LLC. If Guggenheim Partners Investment Management, LLC were to exit the joint venture, our ability to manage the BDCs on a going-forward basis could be adversely affected.

W. P. Carey 2014 10-K – 18

Our operations could be restricted if we become subject to the Investment Company Act and your investment return, if any, may be reduced if we are required to register as an investment company under the Investment Company Act.

A person will generally be deemed to be an “investment company” for purposes of the Investment Company Act if:

•	it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities; or

•	it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

We believe that we and our subsidiaries are engaged primarily in the business of acquiring and owning interests in real estate. We do not hold ourselves out as being engaged primarily in the business of investing, reinvesting, or trading in securities. Accordingly, we do not believe that we are an investment company as defined under the Investment Company Act. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things, (i) limitations on our capital structure, (ii) restrictions on specified investments, (iii) prohibitions on proposed transactions with affiliates, and (iv) compliance with reporting, record keeping, voting, proxy disclosure, and other rules and regulations that would significantly increase our operating expenses.

Although we intend to monitor our portfolio, there can be no assurance that we will be able to maintain an exclusion or exemption from registration as an investment company under the Investment Company Act. In order to maintain compliance with an Investment Company Act exemption or exclusion, we may be unable to sell assets that we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. If we were required to register as an investment company, we may be prohibited from engaging in our business as currently conducted because, among other things, the Investment Company Act imposes significant limitations on an investment company’s leverage. Furthermore, if we fail to comply with the Investment Company Act, criminal and civil actions could be brought against us, our contracts could be unenforceable, and a court could appoint a receiver to take control of us and liquidate our business. Were any of these results to occur, your investment return, if any, may be reduced.

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

Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations, and they require management to make estimates, judgments, and assumptions about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations. We have identified several accounting policies as being critical to the presentation of our financial position and results of operations because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. Because of the inherent uncertainty of the estimates, judgments, and assumptions associated with these critical accounting policies, we cannot provide any assurance that we will not make subsequent significant adjustments to our consolidated financial statements. If our judgments, assumptions, and allocations prove to be incorrect, or if circumstances change, our business, financial condition, revenues, operating expense, results of operations, liquidity, ability to pay dividends, or stock price may be materially adversely affected.

W. P. Carey 2014 10-K – 19

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

Our board of directors is empowered under our charter from time to time to amend our charter to increase or decrease the aggregate number of shares of our stock or the number of shares of stock of any class or series that we have authority to issue, and from time to time to classify any unissued shares of common stock or preferred stock and to reclassify any previously classified, but unissued, shares of common stock or preferred stock into one or more classes or series of stock and to issue such shares of stock so classified or reclassified, without stockholder approval. Our board of directors may determine the relative rights, preferences, and privileges of any class or series of common stock or preferred stock issued. As a result, we may issue series or classes of common stock or preferred stock with preferences, dividends, powers, and rights, voting or otherwise, senior to the rights of holders of our common stock. The issuance of any such classes or series of common stock or preferred stock could also have the effect of delaying or preventing a change of control transaction that might otherwise be in the best interests of our stockholders.

Certain provisions of Maryland law could inhibit changes in control.

Certain provisions of the Maryland General Corporation Law may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock, including:

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

The statute permits various exemptions from its provisions, including business combinations that are exempted by a board of directors prior to the time that the “interested stockholder” becomes an interested stockholder. Our board of directors has, by resolution, exempted any business combination between us and any person who is an existing, or becomes in the future, an “interested stockholder.” Consequently, the five-year prohibition and the supermajority vote requirements will not apply to business combinations between us and any such person. As a result, such person may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the supermajority vote requirements and the other provisions of the statute. Additionally, this resolution may be altered, revoked, or repealed in whole or in part at any time and we may opt back into the business combination provisions of the Maryland General Corporation Law. If this resolution is revoked or repealed, the statute may discourage others from trying to acquire control of us and increase the

W. P. Carey 2014 10-K – 20

difficulty of consummating any offer. In the case of the control share provisions of the Maryland General Corporation Law, we have elected to opt out of these provisions of the Maryland General Corporation Law pursuant to a provision in our bylaws.

Additionally, Title 3, Subtitle 8 of the Maryland General Corporation Law permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or our bylaws, to implement certain governance provisions, some of which we do not currently have. We have opted out of Section 3-803 of the Maryland General Corporation Law, which permits a board of directors to be divided into classes pursuant to Title 3, Subtitle 8 of the Maryland General Corporation Law. Any amendment or repeal of this resolution must be approved in the same manner as an amendment to our charter. The remaining provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring, or preventing a change in control of our company under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-current market price. Our charter, our Bylaws, and Maryland law also contain other provisions that may delay, defer, or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

Future issuances of equity securities could dilute the interest of our stockholders.

Our future growth will depend, in part, upon our ability to raise additional capital, including through the issuance of equity securities. For example, in September 2014, we issued 4,600,000 shares of our common stock in a public offering, which we refer to as the Equity Offering (Note 13), that raised total net proceeds of $282.2 million. If we were to raise additional capital through the issuance of equity securities, we could further dilute the interests of a significant number of our stockholders. In addition, we issued shares of our common stock to the former stockholders of both CPA®:15 and CPA®:16 – Global (excluding us and our subsidiaries) as merger consideration in the CPA®:15 Merger and the CPA®:16 Merger, respectively. The interests of our stockholders could also be diluted by the issuance of shares of common stock upon the exercise of outstanding options or pursuant to stock incentive plans. Likewise, our board of directors is empowered under our charter from time to time to amend our charter to increase or decrease the aggregate number of shares of our stock or the number of shares of stock of any class or series that we have authority to issue, and from time to time to classify any unissued shares of common stock or preferred stock and to or reclassify any previously classified, but unissued, shares of common stock or preferred stock into one or more classes or series of stock and to issue such shares of stock so classified or reclassified, without stockholder approval. See the section above titled “Our board of directors may modify our authorized shares of stock of any class or series and may create and issue a class or series of common stock or preferred stock without stockholder approval.”

Future issuances or sales of our common stock may cause the market price of our common stock to decline.

The issuance or sale of substantial amounts of our common stock, whether, in the case of a sale, directly by us or in the secondary market, the perception that such issuances or sales of common stock could occur or the availability for future issuance or sale of shares of our common stock, or securities convertible into or exchangeable or exercisable for our common stock, could materially and adversely affect the market price of our common stock and our ability to raise capital through future offerings of equity or equity-related securities.

Future issuances of debt securities, which would rank senior to our common stock upon our liquidation, and future issuances of equity securities, which would dilute the holdings of our existing common stockholders and may be senior to our common stock for the purposes of making distributions, periodically or upon liquidation, may negatively affect the market price of our common stock.

In the future, we may issue debt or equity securities or incur additional borrowings. Upon our liquidation, holders of our debt securities and other loans and preferred stock will receive a distribution of our available assets before common stockholders. If we incur debt in the future, our future interest costs could increase and adversely affect our liquidity, AFFO and results of operations. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities, warrants or options, will dilute the holdings of our existing common stockholders and such issuances or the perception of such issuances may reduce the market price of our common stock. Our preferred stock, if issued, would likely have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common stockholders. Because our decision to issue additional debt or equity securities or incur additional borrowings in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, common stockholders bear the risk that our future issuances of debt or equity securities or our incurrence of additional borrowings will negatively affect the market price of our common stock.

W. P. Carey 2014 10-K – 21

The trading volume and market price of shares of our common stock may fluctuate or be adversely impacted by various factors.

Our current or historical trading volume and share price may not be indicative of the number of shares of our common stock that will trade going forward or how the market will value shares of our common stock in the future. One of the factors that may influence the price of our common stock will be the yield from distributions on our common stock compared to yields on other financial instruments. If, for example, an increase in market interest rates results in higher yields on other financial instruments, the market price of our common stock could be adversely affected. In addition, our use of taxable REIT subsidiaries, or TRSs, may cause the market to value our common stock differently than the shares of other REITs, which may not use TRSs as extensively as we currently expect to do. In addition, the trading volume and market price of our common stock may fluctuate significantly and be adversely impacted in response to a number of factors, including:

•	actual or anticipated variations in our operating results, earnings, or liquidity, or those of our competitors;

•	changes in our dividend policy;

•	publication of research reports about us, our competitors, our tenants or the REIT industry;

•	changes in market valuations of similar companies;

•	speculation in the press or investment community;

•	our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;

•	increases in market interest rates, which may lead investors to demand a higher dividend yield for our common stock and would result in increased interest expense on our debt;

•	adverse market reaction to the amount of maturing debt in the near and medium term and our ability to refinance such debt and the terms thereof;

•	adverse market reaction to any additional indebtedness we incur or equity or equity-related securities we issue in the future;

•	changes in our credit ratings;

•	actual or perceived conflicts of interest;

•	additions or departures of key management personnel;

•	our compliance with generally accepted accounting principles and policies;

•	our compliance with the listing requirements of the New York Stock Exchange;

•	the financial condition, liquidity, results of operations and prospects of our tenants;

•	failure to maintain our REIT qualification;

•	actions by institutional stockholders;

•	speculation in the investment community or the press;

•	general market and economic conditions, including the current state of the credit and capital markets; and

•	the realization of any of the other risk factors presented in this Report or in subsequent reports that we file with the SEC.

Compliance or failure to comply with the Americans with Disabilities Act and other similar regulations could result in substantial costs.

Under the Americans with Disabilities Act, places of public accommodation must meet certain federal requirements related to access and use by disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If we are required to make unanticipated expenditures to one or more of our properties in order to comply with the Americans with Disabilities Act, then our cash flow and the amounts available to make distributions and payments to our stockholders may be adversely affected. We have not conducted an audit or investigation of all of our properties to determine our compliance and we cannot predict the ultimate cost of compliance with the Americans with Disabilities Act or other legislation.

Our properties are also subject to various federal, state, and local regulatory requirements, such as state and local fire and life-safety requirements. We could incur fines or private damage awards if we fail to comply with these requirements. While we believe that our properties are currently in material compliance with these regulatory requirements, the requirements may change or new requirements may be imposed that could require significant unanticipated expenditures by us that will affect our cash flow and results of operations.

W. P. Carey 2014 10-K – 22

The occurrence of cyber incidents, or a deficiency in our cyber security, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. We may also store or come into contact with sensitive information and data. If, in handling this information, we or our partners fail to comply with applicable privacy or data security laws, we could face significant legal and financial exposure to claims of governmental agencies and parties whose privacy is compromised. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure. We maintain insurance intended to cover some of these risks, but this insurance may not be sufficient to cover all of the losses from any future breaches of our systems. We have implemented processes, procedures, and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

Potential impairment of Goodwill resulting from the consummation of our mergers may adversely affect our results of operations.

Potential impairment of goodwill resulting from the CPA®:15 Merger or the CPA®:16 Merger could adversely affect our financial condition and results of operations. We assess our goodwill and other intangible assets for impairment annually and more frequently when required by GAAP. We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill or other intangible assets could indicate that an impairment of the carrying value of such assets may have occurred that could result in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings. We are also required to write off a portion of goodwill whenever we dispose of a property that constitutes a business under GAAP from a reporting unit with goodwill. We allocate a portion of the reporting unit’s goodwill to that business in determining the gain loss on the disposal of the business. The amount of goodwill allocated to the business is based on the relative fair value of the business for the reporting unit.

Our future results may suffer if we do not effectively manage our expanded operations.

Our operations expanded significantly as a result of the CPA®:16 Merger, and we may continue to expand our operations through additional acquisitions and other strategic transactions, some of which may involve complex challenges. Our future success will depend, in part, upon our ability to manage our expansion opportunities, integrate new operations into our existing business in an efficient and timely manner, successfully monitor our operations, costs, regulatory compliance, and service quality, and maintaining other necessary internal controls. There can be no assurance that our expansion or acquisition opportunities will be successful, or that we will realize our expected operating efficiencies, cost savings, revenue enhancements, synergies, or other benefits.

There can be no assurance that we will be able to maintain cash dividends, and certain agreements relating to our indebtedness may, under certain circumstances, prohibit or otherwise restrict our ability to pay dividends to holders of our common stock.

Our ability to continue to pay dividends in the future may be adversely affected by the risk factors described in this Report. More specifically, while we expect to continue our current dividend practices, we can give no assurance that we will be able to maintain dividends, and our stockholders may not receive the same dividends in the future for various reasons, including the following:

•
as a result of the issuances of shares of our common stock in connection with the CPA® :16 Merger and the Equity Offering, the total amount of cash required for us to pay dividends at our current rate has increased;

•
there is no assurance that rents from our properties will increase, or that future acquisitions will increase our cash available for distribution to stockholders, and we may not have enough cash to pay such dividends due to changes in our cash requirements, capital plans, cash flow, or financial position;

•
decisions on whether, when, and in which amounts to make any future distributions will remain at all times entirely at the discretion of our board of directors, which reserves the right to change our dividend practices at any time and for any reason, including but not limited to, our earnings, our financial condition, maintaining our REIT status,

W. P. Carey 2014 10-K – 23

contractual limitations relating to our indebtedness, Maryland law and other factors our board of directors deems relevant from time to time; and

•
the amount of dividends that our subsidiaries may distribute to us may be subject to restrictions imposed by state law, restrictions that may be imposed by state regulators, and restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur;

Furthermore, certain agreements relating to our borrowings may, under certain circumstances, prohibit or otherwise restrict our ability to pay dividends to our common stockholders. Future dividends, if any, are expected to be based upon our earnings, financial condition, cash flows and liquidity, debt service requirements, capital expenditure requirements for our properties, financing covenants and applicable law. If we do not have sufficient cash available to pay dividends, we may need to fund the shortage out of working capital or revenues from future acquisitions, if any, or borrow to provide funds for such dividends, which would reduce the amount of funds available for real estate investments and increase our future interest costs. Our inability to pay dividends, or to pay dividends at expected levels, could adversely impact the per share trading price of our common stock.

Risks Related to REIT Structure

While we believe that we are properly organized as a REIT in accordance with applicable law, we cannot guarantee that the Internal Revenue Service will find that we have qualified as a REIT.

We believe that we are organized in conformity with the requirements for qualification as a REIT under the Internal Revenue Code beginning with our 2012 taxable year, and that our current and anticipated investments and plan of operation will enable us to meet and continue to meet the requirements for qualification and taxation as a REIT under the Internal Revenue Code. Investors should be aware, however, that the United States Internal Revenue Service or any court could take a position different from our own. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year.

Furthermore, our qualification and taxation as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership, and other requirements on a continuing basis. Our ability to satisfy the quarterly asset tests under applicable Internal Revenue Code provisions and Treasury Regulations will depend in part upon the our board of directors’ good faith analysis of the fair market values of our assets, some of which are not susceptible to a precise determination. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. While we believe that we will satisfy these tests, we cannot guarantee that this will be the case on a continuing basis.

If we fail to qualify as a REIT or fail to remain qualified as a REIT, we would be subject to federal income tax at corporate income tax rates and would not be able to deduct distributions to stockholders when computing our taxable income.

Following the consummation of our REIT conversion, we believe that we are organized in conformity with the requirements for qualification as a REIT under the Internal Revenue Code beginning with our 2012 taxable year. In order to qualify as a REIT, we plan to hold our non-qualifying REIT assets and conduct our non-qualifying REIT income activities in or through one or more TRSs.

If, in any taxable year, we fail to qualify for taxation as a REIT, and are not entitled to relief under the Internal Revenue Code:

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

W. P. Carey 2014 10-K – 24

If we fail to qualify for taxation as a REIT, we may need to borrow funds or liquidate some investments to pay the additional tax liability. Were this to occur, funds available for investment would be reduced. REIT qualification involves the application of highly technical and complex provisions of the Internal Revenue Code to our operations, as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of these provisions. Although we plan to continue to operate in a manner consistent with the REIT qualification rules, we cannot assure you that we will so qualify or remain so qualified.

If we fail to make required distributions, we may be subject to federal corporate income tax.

We intend to declare regular quarterly distributions, the amount of which will be determined, and is subject to adjustment, by our board of directors. To continue to qualify and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain) each year to our stockholders. Generally, we expect to distribute all or substantially all of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain the proposed quarterly distributions that approximate our taxable income, and we may fail to qualify for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of nondeductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Internal Revenue Code denies a deduction, the creation of reserves, or required debt service or amortization payments.

To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4.0% nondeductible excise tax if the actual amount that we pay out to our stockholders for a calendar year is less than a minimum amount specified under the Internal Revenue Code.

In addition, in order to continue to qualify as a REIT, any C-corporation earnings and profits to which we succeed must be distributed as of the close of the taxable year in which we accumulate or acquire such C-corporation’s earnings and profits.

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

In order to meet the REIT distribution requirements and maintain our qualification and taxation as a REIT, we may need to borrow funds, sell assets or raise equity, even if the then-prevailing market conditions are not favorable for these borrowings, sales, or offerings. Any insufficiency of our cash flows to cover our REIT distribution requirements could adversely impact our ability to raise short- and long-term debt, to sell assets, or to offer equity securities in order to fund distributions required to maintain our qualification and taxation as a REIT. Furthermore, the REIT distribution requirements may increase the financing we need to fund capital expenditures, future growth, and expansion initiatives. This would increase our total leverage.

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

W. P. Carey 2014 10-K – 25

Because the REIT rules require us to satisfy certain rules on an ongoing basis, our flexibility or ability to pursue otherwise attractive opportunities may be limited.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders, and the ownership of our common stock. Thus, compliance with these tests will require us to refrain from certain activities and may hinder our ability to make certain attractive investments, including the purchase of non-qualifying assets, the expansion of non-real estate activities, and investments in the businesses to be conducted by our TRSs, and to that extent limit our opportunities and our flexibility to change our business strategy. Furthermore, acquisition opportunities in domestic and international markets may be adversely affected if we need or require the target company to comply with some REIT requirements prior to closing. In addition, our conversion to a REIT may result in investor pressures not to pursue growth opportunities that are not immediately accretive.

To meet our annual distribution requirements, we may be required to distribute amounts that may otherwise be used for our operations, including amounts that may otherwise be invested in future acquisitions, capital expenditures, or repayment of debt and it is possible that we might be required to borrow funds, sell assets, or raise equity to fund these distributions, even if the then-prevailing market conditions are not favorable for these borrowings, sales or offerings.

Because the REIT provisions of the Internal Revenue Code limit our ability to hedge effectively, the cost of our hedging may increase, and we may incur tax liabilities.

The REIT provisions of the Internal Revenue Code limit our ability to hedge assets as well as liabilities that are not incurred to acquire or carry real estate. Generally, income from hedging transactions that have been properly identified for tax purposes, and that we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets and income from certain currency hedging transactions related to our non-U.S. operations, does not constitute “gross income” for purposes of the REIT gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of the REIT gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs could be subject to tax on income or gains resulting from hedges entered into by them or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in any of our TRSs generally will not provide any tax benefit, except for being carried forward for use against future taxable income in the TRSs.

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

W. P. Carey 2014 10-K – 26

Our ownership of our TRSs will be subject to limitations that could prevent us from growing our investment management business and our transactions with our TRSs could cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on an arm’s-length basis.

Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs, and compliance with this limitation could limit our ability to grow our investment management business. In addition, the Internal Revenue Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Internal Revenue Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations and will structure our transactions with our TRSs on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% TRS limitation or to avoid application of the 100% excise tax.

Because our board of directors determines in its sole discretion our dividend rate on a quarterly basis, our cash distributions are not guaranteed and may fluctuate.

Our board of directors, in its sole discretion, will determine on a quarterly basis the amount of cash to be distributed to our stockholders based on a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity, applicable provisions of the Maryland General Corporation Law, and other factors, including debt covenant restrictions that may impose limitations on cash payments, and future acquisitions and divestitures. Consequently, our distribution levels may fluctuate.

Because distributions payable by REITs generally do not qualify for reduced tax rates, the value of our common stock could be adversely affected.

Certain distributions payable by domestic or qualified foreign corporations to individuals, trusts, and estates that stockholders in the United States are currently eligible for federal income tax at a maximum rate of 20%. Distributions payable by REITs, in contrast, generally are not eligible for the current reduced rates unless the distributions are attributable to dividends received by the REIT from other corporations that would be eligible for the reduced rates. The more favorable rates applicable to regular corporate distributions could cause investors who are individuals, trusts, and estates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock.

Even if we continue to qualify as a REIT, certain of our business activities will be subject to corporate level income tax and foreign taxes, which will continue to reduce our cash flows, and we will have potential deferred and contingent tax liabilities.

Even if we qualify for taxation as a REIT, we may be subject to certain federal, state, local, and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local, or foreign income, and franchise, property, and transfer taxes. In addition, we could in certain circumstances be required to pay an excise or penalty tax, which could be significant in amount, in order to utilize one or more relief provisions under the Internal Revenue Code to maintain qualification for taxation as a REIT.

Any TRS assets and operations would continue to be subject, as applicable, to federal and state corporate income taxes and to foreign taxes in the jurisdictions in which those assets and operations are located. Any of these taxes would decrease our earnings and our cash available for distributions to stockholders.

We will also be subject to a federal corporate level tax at the highest regular corporate rate (35% for year 2014) on all or a portion of the gain recognized from a sale of assets formerly held by any C-corporation that we acquire in a carry-over basis transaction occurring within a specified period (generally, ten years) after we acquire such assets, to the extent the built-in gain based on the fair market value of those assets on the effective date of the REIT election is in excess of our then tax basis. The tax on subsequently sold assets will be based on the fair market value and built-in gain of those assets as of the beginning of our holding period. Gains from a sale of an asset occurring after the specified period ends will not be subject to this corporate level tax. We expect to have only a de minimis amount of assets subject to these corporate tax rules and do not expect to dispose of any significant assets subject to these corporate tax rules.

W. P. Carey 2014 10-K – 27

Because dividends received by foreign stockholders are generally taxable, we may be required to withhold a portion of our distributions to such persons.

Ordinary dividends received by foreign stockholders that are not effectively connected with the conduct of a United States trade or business generally are subject to U.S. withholding tax at a rate of 30%, unless reduced by an applicable income tax treaty. Additional rules will apply to any foreign stockholders that will own more than 5% of our common stock with respect to certain capital gain distributions.

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

At any time, federal and state income tax laws governing REITs or the administrative interpretations of those laws may be amended. Federal, state, and foreign tax laws are under constant review by persons involved in the legislative process, at the Internal Revenue Service and the U.S. Department of the Treasury, and at various state and foreign tax authorities. Changes to the tax laws, regulations, and administrative interpretations, which may have retroactive application, could adversely affect us or our stockholders. We cannot predict with certainty whether, when, in what forms, or with what effective dates, the tax laws, regulations, and administrative interpretations applicable to us or our stockholders may be changed. Accordingly, we cannot assure you that any such change will not significantly affect our ability to qualify for taxation as a REIT or the federal income tax consequences to you or us of such qualification.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal corporate offices are located at 50 Rockefeller Plaza, New York, NY 10020, and our primary international investment offices are located in London and Amsterdam. We have additional office space domestically in New York, Dallas, Texas and internationally in Hong Kong and Shanghai. We lease all of these offices and believe these leases are suitable for our operations for the foreseeable future.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview — Net-Leased Portfolio for a discussion of the properties we hold for rental operations and Part II, Item 8. Financial Statements and Supplementary Data — Schedule III — Real Estate and Accumulated Depreciation for a detailed listing of such properties.

Item 3. Legal Proceedings.

On December 31, 2013, Mr. Ira Gaines and entities affiliated with him commenced a purported class action (Ira Gaines, et al. v. Corporate Property Associates 16 – Global Incorporated, Index. No. 650001/2014, N.Y. Sup. Ct., N.Y. County) against us, WPC REIT Merger Sub Inc., CPA®:16 – Global, and the directors of CPA®:16 – Global. On April 11, 2014, we and the other defendants filed a motion to dismiss the complaint, as amended, and on October 15, 2014, the judge granted the defendants’ motion to dismiss the amended complaint in its entirety. The plaintiffs filed a Notice of Appeal on November 24, 2014 and have until August 24, 2015 to file that appeal. We believe that the plaintiffs’ claims are without merit, and if the plaintiffs file a timely appeal, we intend to continue to defend the case vigorously.

Various other claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

W. P. Carey 2014 10-K – 28

Item 4. Mine Safety Disclosures.

Not applicable.

W. P. Carey 2014 10-K – 29

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock and Distributions

Our common stock is listed on the New York Stock Exchange under the ticker symbol “WPC.” At December 31, 2014 there were 10,516 holders of record of our common stock. The following table shows the high and low prices per share and quarterly cash distributions declared for the past two fiscal years:

	2014			2013
Period	High	Low	Cash Distributions Declared	High	Low	Cash Distributions Declared
First quarter	$64.96	$55.23	$0.895	$68.99	$51.60	$0.820
Second quarter	65.85	59.05	0.900	79.34	61.90	0.840
Third quarter	70.04	63.33	0.940	72.19	63.20	0.860
Fourth quarter	72.88	63.53	0.950	67.84	59.75	0.980 (a)
 ____________

(a)	Cash distributions declared in the fourth quarter of 2013 include a special distribution of $0.110 per share paid in January 2014 to stockholders of record at December 31, 2013.

Our Senior Unsecured Credit Facility (as described in Item 7) contains covenants that restrict the amount of distributions that we can pay.

Stock Price Performance Graph

The graph below provides an indicator of cumulative total stockholder returns for our common stock for the period December 31, 2009 to December 31, 2014 compared with the S&P 500 Index and the FTSE NAREIT Equity REITs Index. The graph assumes a $100 investment on December 31, 2009, together with the reinvestment of all dividends.

W. P. Carey 2014 10-K – 30

	At December 31,
	2009	2010	2011	2012	2013	2014
W. P. Carey Inc. (a)	$100.00	$121.09	$167.50	$224.37	$278.33	$336.51
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
FTSE NAREIT Equity REITs Index	100.00	127.96	138.57	163.60	167.63	218.16

___________

(a)
Prices in the tables above reflect the price of the Listed Shares of our predecessor through the date of the CPA®:15 Merger and our REIT conversion on September 28, 2012 (Note 3) and the price of our common stock thereafter.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Securities Authorized for Issuance Under Equity Compensation Plans

This information will be contained in our definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

W. P. Carey 2014 10-K – 31

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share data):

	Years Ended December 31,
	2014	2013	2012	2011	2010
Operating Data
Revenues from continuing operations (a) (b)	$906,193	$489,851	$352,361	$309,711	$246,105
Income from continuing operations (a) (b)	212,751	93,985	87,514	153,041	83,870
Net income	246,069	132,165	62,779	139,138	74,951
Net (income) loss attributable to noncontrolling interests	(6,385)	(32,936)	(607)	1,864	314
Net loss (income) attributable to redeemable noncontrolling interests	142	(353)	(40)	(1,923)	(1,293)
Net income attributable to W. P. Carey	239,826	98,876	62,132	139,079	73,972

Basic Earnings Per Share:
Income from continuing operations attributable to W. P. Carey	2.08	1.22	1.83	3.78	2.09
Net income attributable to W. P. Carey	2.42	1.43	1.30	3.44	1.86

Diluted Earnings Per Share:
Income from continuing operations attributable to W. P. Carey	2.06	1.21	1.80	3.76	2.08
Net income attributable to W. P. Carey	2.39	1.41	1.28	3.42	1.86

Cash distributions declared per share (c)	3.69	3.50	2.44	2.19	2.03
Balance Sheet Data
Total assets	$8,637,328	$4,678,950	$4,609,042	$1,462,623	$1,172,326
Net investments in real estate (d) (e)	5,656,555	2,803,634	2,675,573	679,182	624,681
Non-recourse debt, net	2,532,683	1,492,410	1,715,397	356,209	255,232
Senior credit facilities and senior unsecured notes, net (f)	1,555,863	575,000	253,000	233,160	141,750
Other Information
Net cash provided by operating activities	$399,092	$207,908	$80,643	$80,116	$86,417
Cash distributions paid	347,902	220,395	113,867	85,814	92,591
Payments of mortgage principal (g)	205,024	391,764	54,964	25,327	14,324

_______________

(a)
The year ended December 31, 2014 includes the impact of the CPA®:16 Merger, which was completed on January 31, 2014. The years ended December 31, 2014, 2013, and 2012 include the impact of the CPA®:15 Merger, which was completed on September 28, 2012 (Note 3).

(b)
The year ended December 31, 2011 includes $52.5 million of incentive, termination and subordinated disposition revenue recognized in connection with the merger between CPA®:16 – Global and Corporate Property Associates 14 Incorporated, or CPA®:14, in May 2011.

(c)	The year ended December 31, 2013 includes a special distribution of $0.110 per share paid in January 2014 to stockholders of record at December 31, 2013.

(d)	Net investments in real estate consists of Net investments in properties, Net investments in direct financing leases, and Assets held for sale, as applicable.

(e)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(f)
The year ended December 31, 2014 includes our $500.0 million 4.6% senior unsecured notes. The year ended December 31, 2013 includes the $300.0 million unsecured term loan obtained in July 2013, or the Unsecured Term Loan, and the year ended December 31, 2012 includes the $175.0 million term loan facility (Note 11), which was drawn down in full in connection with the CPA®:15 Merger (Note 3).

(g)	Represents scheduled mortgage principal payments.

W. P. Carey 2014 10-K – 32

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. The discussion also provides information about the financial results of the segments of our business to provide a better understanding of how these segments and their results affect our financial condition and results of operations.

The following discussion should be read in conjunction with our Consolidated Financial Statements included in Item 8 of this report and the matters described under Item 1A. Risk Factors.

Business Overview

We provide long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and, as of December 31, 2014, manage a global investment portfolio of 1,168 properties, including 783 net-leased properties and four operating properties within our owned real estate portfolio. Our business operates in two segments – Real Estate Ownership and Investment Management, as described below.

Real Estate Ownership – We own and invest in commercial properties, primarily in the United States and Europe, that are then leased to companies, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. We earn lease revenues from our wholly-owned and co-owned real estate investments. In addition, we generate equity income through our investments in the shares of the Managed REITs and certain co-owned real estate investments that we do not control. In addition, through our ownership of special member interests in the operating partnerships of the Managed REITs, we participate in the cash flows of those REITs.

Investment Management – We earn revenue as the advisor to the Managed REITs. Under the advisory agreements with the Managed REITs, we perform various services, including but not limited to the day-to-day management of the Managed REITs and transaction-related services. We earn dealer manager fees in connection with the initial public offerings of the Managed REITs. We structure and negotiate investments and debt placement transactions for the Managed REITs, for which we earn structuring revenue, and we manage their portfolios of real estate investments, for which we earn asset-based management revenue. The Managed REITs reimburse us for certain costs that we incur on their behalf, consisting primarily of broker-dealer commissions and marketing costs while we are raising funds for their public offerings, and certain personnel and overhead costs.

W. P. Carey 2014 10-K – 33

Economic Overview

In the United States, the overall economic environment continued to improve in 2014. Gross Domestic Product growth outpaced 2013 levels, and the unemployment rate fell to its lowest mark since 2008. General business conditions continued to recover, and the Federal Reserve completed the tapering of its bond-buying stimulus program in October. Despite the sharp increase in long-term rates in May 2013, interest rates declined over the course of 2014 and remain at historic lows. The interest rate environment contributed to a lower cost of capital for investors purchasing commercial properties. A low cost of capital in conjunction with moderate new supply and strong demand resulted in commercial property yields, or capitalization rates, declining over the course of the year as competition for assets, including net-leased properties, in the United States remained high. In addition, interest rate sensitive stocks, such as REITs, outperformed in 2014. The decline in energy prices in 2014 had a negative impact on the CPI, a useful measure of economic growth and inflation, which experienced 0.8% growth.

In Europe, the economic environment continued to be mixed in 2014. Conditions in most countries across northern and western Europe generally remained stable with some countries, including the United Kingdom and Germany, experiencing modest economic growth rates and lower relative unemployment rates. However, many European countries, including those considered emerging economies, continued to operate at recessionary levels and have negative economic growth and high unemployment. The strengthening and stability of the euro relative to the dollar reversed course in 2014 as the euro / dollar exchange rate reached multi-year lows, and interest rates remain at historically low levels. In addition, the Harmonized Index of Consumer Prices, an indicator of inflation and price stability in the European Union, decreased 0.2% during the year. In an effort to prevent deflation and combat economic weakness, the European Central Bank cut key interest rates in 2014 and, more recently, announced an approximately €1.1 trillion “quantitative easing” program to buy financial assets, including sovereign bonds. Attractive borrowing rates, in conjunction with higher capitalization rates on commercial properties with similar risk profiles to those in the United States, contributed to a favorable climate for investing in net-lease assets in Europe.

Significant Developments

Real Estate Ownership

CPA®:16 Merger

On January 31, 2014, CPA®:16 – Global merged with and into us (Note 3).

Investment Transactions

During 2014, we acquired five domestic investments totaling $211.5 million, four investments in Europe totaling $557.1 million, and one investment in Australia for $138.3 million (Note 5), inclusive of acquisition-related costs. We have an active capital recycling program, with a goal of extending our average lease term and improving portfolio credit quality through dispositions and acquisitions of assets, increasing the asset criticality factor in our portfolio, and/or executing strategic dispositions of assets. As part of our capital recycling program, we sold 30 domestic properties, two international properties, and a parcel of land during 2014 for total gross proceeds of $303.6 million.

Equity Offering

In September 2014, we completed the Equity Offering, pursuant to which we issued 4,600,000 shares of our common stock at a price of $64.00 per share and received net proceeds of $282.2 million (Note 13).

Financing Transactions

Since January 2014, we increased our unsecured borrowings and our borrowing capacity by more than $2.0 billion in the aggregate, as follows:

•
On March 14, 2014, we issued $500.0 million of 4.6% senior unsecured notes, at a price of 99.639% of par value, in our inaugural public debt offering. These senior unsecured notes have a ten-year term and are scheduled to mature on April 1, 2024.

•
On January 15, 2015 (Note 19), we exercised the Accordion Feature on our Senior Unsecured Credit Facility (Note 11), which increased the maximum borrowing capacity under our Revolver from $1.0 billion to $1.5 billion. We also amended the Senior Unsecured Credit Facility as follows: (i) established a new $500.0 million accordion feature that, if exercised, subject to lender commitments, would increase our maximum borrowing capacity to $2.25 billion, and

W. P. Carey 2014 10-K – 34

(ii) increased the amount under our Revolver that may be borrowed in certain currencies other than the U.S. dollar from $500.0 million to $750.0 million. All other existing terms remain unchanged.

•
On January 21, 2015, we issued €500.0 million ($591.7 million) of 2.0% senior unsecured notes, at a price of 99.22% of par value, in a registered public offering (Note 19). These 2.0% senior unsecured notes have an eight-year term and are scheduled to mature on January 20, 2023.

•
On January 26, 2015, we issued $450.0 million of 4.0% senior unsecured notes, at a price of 99.372% of par value, in a registered public offering (Note 19). These 4.0% senior unsecured notes have a ten-year term and are scheduled to mature on February 1, 2025.

During the year ended December 31, 2014, in connection with our long-term plan to become a primarily unsecured borrower, we prepaid 20 non-recourse mortgage loans with an aggregate outstanding principal balance of $220.8 million (Note 11).

Distributions

Our cash distributions totaled $3.715 per share during the year ended December 31, 2014, comprised of four quarterly cash distributions of $0.870, $0.895, $0.900 and $0.940 per share paid on January 15, 2014, April 15, 2014, July 15, 2014 and October 15, 2014, respectively, totaling $3.605 per share, and a special cash distribution of $0.110 per share paid on January 15, 2014. In addition, during the fourth quarter of 2014, our Board of Directors declared a quarterly distribution of $0.950 per share, or $3.800 on an annualized basis, which was paid on January 15, 2015 to stockholders of record on December 31, 2014.

Investment Management

During 2014, we managed three funds: CPA®:17 – Global, CPA®:18 – Global, and CWI. We also managed CPA®:16 – Global until the consummation of the CPA®:16 Merger on January 31, 2014 (Note 3). Currently, we also serve as advisor to CWI 2, a new non-listed lodging REIT.

Investment Transactions

•
During 2014, we invested $25.0 million in a BDC (Note 7), which we formed as part of our efforts to diversify the funds that we manage. In February 2015, one of our subsidiaries became a registered investment advisor with regard to that BDC.

•
During 2014, we structured investments in ten properties, two follow-on equity investments, and a foreign debenture for an aggregate of $291.3 million, inclusive of acquisition-related costs, on behalf of CPA®:17 – Global. Two of these investments are jointly-owned with CPA®:18 – Global. Approximately $202.3 million was invested internationally and $89.0 million was invested in the United States.

•
During 2014, we structured investments in 54 properties and a note receivable for an aggregate of $911.7 million, inclusive of acquisition-related costs, on behalf of CPA®:18 – Global. Two of these investments are jointly-owned with CPA®:17 – Global. Approximately $469.2 million was invested in the United States, $373.3 million was invested in Europe, and $69.2 million was invested in Africa.

•	During 2014, we structured investments in nine domestic hotels for a total of $677.2 million, inclusive of acquisition-related costs, on behalf of CWI.

•
On July 25, 2013, CPA®:16 – Global, which commenced operations in 2003, entered into a definitive merger agreement with us and we completed the CPA®:16 Merger, which we structured as a liquidity event for the stockholders of CPA®:16 – Global, on January 31, 2014 (Note 3).

Financing Transactions

•	During 2014, we arranged mortgage financing totaling $92.8 million for CPA®:17 – Global, $466.4 million for CPA®:18 – Global, and $408.8 million for CWI.

Investor Capital Inflows

•
CPA®:18 – Global commenced its initial public offering in May 2013 and through December 31, 2014 raised approximately $1.1 billion, of which $905.8 million was raised during the year ended December 31, 2014.

•
In May 2014, the board of directors of CPA®:18 – Global approved the discontinuation of sales of its class A shares of common stock as of June 30, 2014 in order to moderate the pace of its fundraising. In order to facilitate the final sales of its class A shares and the continued sales of its class C shares of common stock, the board of directors of CPA®:18 – Global also approved the reallocation of up to $250.0 million of its shares of common stock registered under its dividend reinvestment plan, to its initial public offering. In December 2014, CPA®:18 – Global announced that it

W. P. Carey 2014 10-K – 35

intended to close the offering of its class C shares on or about February 27, 2015, which was later extended to be on or about March 27, 2015.

•
CWI commenced its follow-on offering in December 2013, after completion of its initial public offering in September 2013. In August 2014, CWI reallocated $200.0 million of its common stock registered under its dividend reinvestment plan to its follow-on offering. In December 2014, CWI reallocated an additional $60.0 million of its common stock registered under its dividend reinvestment plan to its follow-on offering. CWI completed fundraising in its follow-on offering on December 31, 2014. Through the initial public offering and the follow-on offering, CWI raised a total of $1.2 billion, of which $577.4 million was raised through its follow on-offering during the year ended December 31, 2014.

•
In June 2014, CWI 2 filed a registration statement on Form S-11 with the SEC to sell up to $1.0 billion of its common stock, in an initial public offering plus up to an additional $400.0 million of its common stock under its dividend reinvestment plan. In January, 2015, CWI 2 amended its registration statement, so that the offering is for up to $1.4 billion of its common stock plus up to an additional $600 million of its common stock through its dividend reinvestment plan. The registration statement was declared effective by the SEC on February 9, 2015. As of the date of this Report, CWI 2 has not yet admitted any shareholders.

•
In September 2014, two feeder funds for CCIF, a BDC, each filed registration statements on Form N-2 with the SEC to sell up to 50,000,000 and 21,000,000 shares of common stock, respectively, and intend to invest the net proceeds of their public offerings in CCIF. We refer to the feeder funds together with CCIF as the BDCs. As of the date of this Report, these registration statements have not been declared effective by the SEC, and there can be no assurance as to whether or when any such offerings would be commenced.

Proposed Regulatory Changes

The SEC has approved amendments to the rules of the Financial Industry Regulatory Authority, Inc. applicable to securities of unlisted REITs, like the Managed REITs, and direct participation programs. The amendments are scheduled to become effective on April 11, 2016. The rule changes provide, among other things, that: (i) Financial Industry Regulatory Authority, Inc. members, such as our broker dealer subsidiary, Carey Financial, LLC, include in customer account statements the net asset value per share, of the unlisted entity that have been developed using a methodology reasonably designed to ensure the net asset value per share’s reliability; and (ii) net asset value per share disclosed from and after 150 days following the second anniversary of the admission of shareholders of the unlisted entity's public offering be based on an appraised valuation developed by, or with the material assistance of, a third-party expert and updated on at least an annual basis, which is consistent with our current practice regarding our Managed REITs. The rule changes also propose that account statements include additional disclosure regarding the sources of distributions to shareholders of unlisted entities. It is not practicable at this time to determine whether these rules will adversely affect market demand for shares of unlisted REITs. We will continue to assess the potential impact of the rule changes on our Investment Management business.

Financial Highlights

Our results for the year ended December 31, 2014 as compared to 2013 included the following significant items:

•
Lease revenue and property level contribution from properties acquired in the CPA®:16 Merger on January 31, 2014 were $250.5 million and $142.6 million, respectively, for the year ended December 31, 2014;

•	We recognized a Gain on change in control of interests of $105.9 million in connection with the CPA®:16 Merger during the year ended December 31, 2014 (Note 3);

•	We received an aggregate of $13.5 million in lease termination income in connection with the early termination of two leases during the second quarter of 2014;

•
Asset management revenue from CPA®:16 – Global decreased by $16.3 million for the year ended December 31, 2014 as compared to 2013 due to the cessation of asset management fees from CPA®:16 – Global upon completion of the CPA®:16 Merger on January 31, 2014;

•	We incurred interest expense on our $500.0 million 4.6% senior unsecured notes issued in March 2014 of $18.5 million during the year ended December 31, 2014 (Note 11);

•	We incurred costs in connection with the CPA®:16 Merger of $30.5 million during the year ended December 31, 2014;

•	We issued 30,729,878 shares on January 31, 2014 to stockholders of CPA®:16 – Global as part of the merger consideration in connection with the CPA®:16 Merger;

•	We paid cash distributions on shares issued in connection with the CPA®:16 Merger totaling $84.0 million during the year ended December 31, 2014; and

•	We issued 4,600,000 shares in the Equity Offering in September 2014.

W. P. Carey 2014 10-K – 36

Our results for the years ended December 31, 2013 as compared to 2012 included the following significant items:

•	We recognized a net gain of $39.6 million on the sale of 19 self-storage properties during 2013, inclusive of amounts attributable to noncontrolling interests of $24.4 million;

•
Lease revenue and property level contribution was favorably impacted by $166.5 million and $96.5 million, respectively, for the year ended December 31, 2013 as compared to 2012, due to revenue generated from the properties acquired in the CPA®:15 Merger on September 28, 2012;

•
Asset management revenue decreased by $18.5 million for the year ended December 31, 2013 as compared to 2012, as a result of the CPA®:15 Merger in September 2012, which reduced the asset base from which we earn Asset management revenue;

•	We incurred costs in connection with the CPA®:16 Merger of $5.0 million in 2013 and the CPA®:15 Merger of $31.7 million in 2012;

•	We paid cash distributions on shares issued in connection with the CPA®:15 Merger totaling $89.6 million during the year ended December 31, 2013; and

•	We issued of 28,170,643 shares on September 28, 2012 to stockholders of CPA®:15 in connection with the CPA®:15 Merger.

(In thousands, except shares)

	Years Ended December 31,
	2014	2013	2012
Real estate revenues (excluding reimbursable tenant costs)	$618,268	$302,651	$121,713
Investment management revenues (excluding reimbursable costs from affiliates)	132,851	100,314	124,935
Total revenues (excluding reimbursable costs)	751,119	402,965	246,648
Net income attributable to W. P. Carey	239,826	98,876	62,132

Cash distributions paid	347,902	220,395	113,867

Net cash provided by operating activities	399,092	207,908	80,643
Net cash (used in) provided by investing activities	(640,226)	(6,374)	126,466
Net cash provided by (used in) financing activities	343,140	(210,588)	(113,292)

Supplemental financial measure:
Adjusted funds from operations (AFFO) (a)	480,466	294,151	180,631

Diluted weighted-average shares outstanding (b) (c)	99,827,356	69,708,008	48,078,474
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

(b)
Amount for the year ended December 31, 2014 includes the dilutive impact of the 4,600,000 shares issued in the Equity Offering on September 30, 2014 and the 30,729,878 shares issued to stockholders of CPA®:16 – Global in connection with the CPA®:16 Merger on January 31, 2014.

(c)	Amount for the year ended December 31, 2013 includes the dilutive impact of the 28,170,643 shares issued to stockholders of CPA®:15 in connection with the CPA®:15 Merger on September 28, 2012.

W. P. Carey 2014 10-K – 37

Consolidated Results

Revenues and Net Income Attributable to W. P. Carey

2014 vs. 2013 — Total revenues and Net income attributable to W. P. Carey increased significantly in 2014 as compared to 2013, primarily due to increases within our Real Estate Ownership Segment. The growth in revenues and income within our Real Estate Ownership segment was generated substantially from the properties we acquired in the CPA®:16 Merger on January 31, 2014 (Note 3). Additionally, total revenues and Net income within our Investment Management segment increased as a result of a significant increase in Structuring revenue due to higher investment volume on behalf of the Managed REITs in 2014 as compared to 2013.

2013 vs. 2012 — Total revenues and Net income attributable to W. P. Carey increased significantly in 2013 as compared to 2012, due to increases within our Real Estate Ownership segment. The growth in revenues and income was generated substantially from the properties we acquired in the CPA®:15 Merger in September 2012 (Note 3). These increases were partially offset by decreases in Total revenues and Net income in our Investment Management segment, primarily due to the CPA®:15 Merger, which reduced the total asset base from which we earn asset management revenue.

Net Cash Provided by Operating Activities

2014 vs. 2013 — Net cash provided by operating activities increased significantly in 2014 as compared to the same period in 2013, primarily due to operating cash flow generated from the properties we acquired in the CPA®:16 Merger, which was partially offset by a decrease in cash received for providing asset-based management services to the Managed REITs because we no longer provided such services to CPA®:16 – Global after the completion of the CPA®:16 Merger.

2013 vs. 2012 — Net cash provided by operating activities increased significantly in 2013 as compared to the same period in 2012, primarily due to operating cash flow generated from the properties we acquired in the CPA®:15 Merger, which was partially offset by a decrease in cash received for providing asset-based management services to the Managed REITs because we no longer provided such services to CPA®:15 after the completion of the CPA®:15 Merger.

AFFO

2014 vs. 2013 — AFFO increased significantly in 2014 as compared to 2013, primarily due to income generated from the properties we acquired in the CPA®:16 Merger and an increase in Structuring revenue due to higher investment volume on behalf of the Managed REITs in 2014, partially offset by the cessation of asset management revenue received from CPA®:16 – Global after the completion of the CPA®:16 Merger.

2013 vs. 2012 — AFFO increased significantly in 2013 as compared to 2012, primarily due to income generated from the properties we acquired in the CPA®:15 Merger, partially offset by the cessation of asset management revenue received from CPA®:15 after the completion of the CPA®:15 Merger.

W. P. Carey 2014 10-K – 38

Portfolio Overview

We intend to continue to acquire a diversified portfolio of income-producing commercial real estate properties and other real estate-related assets. We expect to make these investments both domestically and outside of the United States. Portfolio information is provided on a pro rata basis, unless otherwise noted below, to better illustrate the economic impact of our various net-leased jointly-owned investments. See Terms and Definitions below for a description of pro rata amounts.

Portfolio Summary

	As of December 31,
	2014	2013	2012
Number of net-leased properties (a)	783	418	423
Number of operating properties (b)	4	2	22
Number of tenants (net-leased properties)	219	128	124
Total square footage (net-leased properties, in thousands)	87,300	39,500	38,500
Occupancy (net-leased properties)	98.6%	98.9%	98.7%
Weighted-average lease term (net-leased properties, in years)	9.1	8.1	8.9
Number of countries	18	10	10
Total assets (consolidated basis, in thousands)	$8,637,328	$4,678,950	$4,609,042
Net investments in real estate (consolidated basis, in thousands)	5,656,555	2,803,634	2,675,573

	Years Ended December 31,
	2014	2013	2012
Financing obtained (in millions, pro rata and consolidated basis) (c)	$1,750.0	$415.6	$198.8
Acquisition volume (in millions, pro rata and consolidated basis) (d)	906.9	347.1	24.6
New equity investments (millions)	25.0	—	1.3
Average U.S. dollar/euro exchange rate (e)	1.3295	1.3284	1.2861
Increase in the U.S. CPI (f)	0.8%	1.5%	1.7%
Increase in the German CPI (f)	0.2%	1.4%	2.0%
Increase in the French CPI (f)	0.1%	0.7%	1.3%
Increase in the Finnish CPI (f)	0.5%	1.6%	2.4%
(Decrease) increase in the Spanish CPI (f)	(1.0)%	0.3%	2.8%
____________

(a)
Amounts represent net-leased properties as of December 31, 2014, including 335 properties acquired from CPA®:16 – Global in the CPA®:16 Merger in January 2014 with a total fair value of approximately $3.7 billion (Note 3), 11 of which were sold during the year ended December 31, 2014.

(b)
Operating properties include two self-storage properties with an average occupancy of 92.3% at December 31, 2014, and two hotel properties acquired from CPA®:16 – Global in the CPA®:16 Merger with an average occupancy of 83.2% for the year ended December 31, 2014. Operating properties at December 31, 2013 and 2012 were held within one consolidated investment, which was jointly-owned with an unrelated third-party and two employees, in 20 jointly-owned self-storage properties, as well as a hotel and a wholly-owned self-storage property. We sold 19 of the jointly-owned self-storage properties and the hotel in the fourth quarter of 2013.

(c)
The amount for the year ended December 31, 2014 includes our $500.0 million 4.6% senior unsecured notes and our $1.25 billion Senior Unsecured Credit Facility (Note 11). The amount for the year ended December 31, 2013 includes a $300.0 million Unsecured Term Loan, and the amount for the year ended December 31, 2012 includes a $175.0 million term loan facility obtained in connection with the CPA®:15 Merger (Note 3), each of which was repaid in full and terminated on January 31, 2014 when we entered into our Senior Unsecured Credit Facility.

(d)
Amount for the year ended December 31, 2014 includes acquisition-related costs, recognized as expense in the consolidated financial statements. Amount for the year ended December 31, 2012 does not include our acquisition of a 52.63% ownership interest in Marcourt Investments Inc., or Marcourt, in connection with the CPA®:15 Merger.

(e)
The average conversion rate for the U.S. dollar in relation to the euro increased during each of the years ended December 31, 2014 and 2013, as compared to their respective prior years, resulting in a positive impact on earnings in 2014 and 2013 from our euro-denominated investments.

W. P. Carey 2014 10-K – 39

(f)	Many of our lease agreements and those of the CPA® REITs include contractual increases indexed to changes in the CPI or similar indices in the jurisdictions in which the properties are located.

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at December 31, 2014 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(in thousands, except percentages)

Tenant/Lease Guarantor	ABR	Percent
Hellweg Die Profi-Baumärkte GmbH & Co. KG (a)	$37,716	5.6%
U-Haul Moving Partners Inc. and Mercury Partners, LP	31,853	4.7%
Carrefour France SAS (a)	30,078	4.4%
State of Andalusia, Spain (a) (b)	28,692	4.2%
OBI Group (a)	16,545	2.5%
Marcourt Investments Inc.	16,100	2.4%
True Value Company	14,775	2.2%
UTI Holdings, Inc.	14,621	2.2%
Advanced Micro Devices, Inc.	12,769	1.9%
Dick’s Sporting Goods, Inc.	11,831	1.7%
Total	$214,980	31.8%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

(b)	We acquired this investment in December 2014.

W. P. Carey 2014 10-K – 40

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	Percent	Square Footage	Percent
United States
East
New Jersey	$25,177	3.7%	1,694	1.9%
North Carolina	18,631	2.8%	4,435	5.1%
Pennsylvania	17,936	2.7%	2,526	2.9%
New York	17,565	2.6%	1,178	1.4%
Massachusetts	14,584	2.2%	1,390	1.6%
Virginia	7,780	1.1%	1,089	1.2%
Other (a)	23,415	3.5%	4,758	5.5%
Total East	125,088	18.6%	17,070	19.6%

West
California	55,021	8.1%	3,540	4.1%
Arizona	25,659	3.8%	2,934	3.4%
Colorado	10,949	1.6%	1,340	1.5%
Utah	6,854	1.0%	960	1.1%
Other (a)	20,026	3.0%	2,336	2.7%
Total West	118,509	17.5%	11,110	12.8%

South
Texas	46,496	6.9%	6,758	7.7%
Georgia	26,374	3.9%	3,497	4.0%
Florida	17,786	2.6%	1,855	2.1%
Tennessee	15,411	2.3%	1,803	2.1%
Other (a)	8,494	1.3%	1,767	2.0%
Total South	114,561	17.0%	15,680	17.9%

Midwest
Illinois	25,897	3.8%	3,741	4.3%
Michigan	11,697	1.7%	1,386	1.6%
Indiana	9,072	1.3%	1,418	1.6%
Ohio	7,888	1.2%	1,813	2.1%
Other (a)	27,446	4.1%	4,922	5.6%
Total Midwest	82,000	12.1%	13,280	15.2%
United States Total	440,158	65.2%	57,140	65.5%

International
Germany	61,584	9.1%	7,009	8.0%
France	46,939	6.9%	8,166	9.3%
Spain	30,371	4.5%	2,926	3.4%
Finland	30,062	4.4%	2,133	2.4%
Poland	18,601	2.7%	2,189	2.5%
United Kingdom	12,877	1.9%	973	1.1%
Australia	10,906	1.6%	3,160	3.6%
Other (b)	25,159	3.7%	3,651	4.2%
International Total	236,499	34.8%	30,207	34.5%

Total	$676,657	100.0%	87,347	100.0%

W. P. Carey 2014 10-K – 41

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	Percent	Square Footage	Percent
Office	$214,147	31.6%	13,616	15.6%
Industrial	172,907	25.7%	34,192	39.2%
Warehouse/Distribution	121,974	18.0%	24,856	28.5%
Retail	83,372	12.3%	7,716	8.8%
Self-Storage	31,853	4.7%	3,535	4.0%
Other Properties (c)	52,404	7.7%	3,432	3.9%
	$676,657	100.0%	87,347	100.0%
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

(b)	Includes assets in Norway, the Netherlands, Hungary, Belgium, Sweden, Canada, Mexico, Thailand, Malaysia, and Japan.

(c)	Includes ABR from tenants within the following property types: hotels, learning center, sports facility, theater, and residential.

W. P. Carey 2014 10-K – 42

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	Percent	Square Footage	Percent
Retail Stores	$132,682	19.6%	19,945	22.8%
Business and Commercial Services	57,504	8.5%	5,418	6.2%
Electronics	43,566	6.4%	3,462	4.0%
Federal, State, Local and Foreign Government	42,660	6.3%	3,363	3.9%
Healthcare, Education, and Childcare	41,412	6.1%	3,165	3.6%
Chemicals, Plastics, Rubber, and Glass	39,074	5.8%	6,881	7.9%
Automobile	36,061	5.3%	6,213	7.1%
Beverages, Food, and Tobacco	33,775	5.0%	7,303	8.4%
Media: Printing and Publishing	23,136	3.4%	1,930	2.2%
Machinery	21,593	3.2%	3,325	3.8%
Buildings and Real Estate	20,703	3.2%	2,298	2.6%
Insurance	17,894	2.6%	1,053	1.2%
Telecommunications	17,751	2.6%	1,227	1.4%
Transportation - Cargo	16,573	2.4%	1,990	2.3%
Hotels and Gaming	16,100	2.4%	1,036	1.2%
Construction and Building	15,600	2.3%	4,589	5.2%
Leisure, Amusement, and Entertainment	14,758	2.2%	768	0.9%
Aerospace and Defense	14,475	2.2%	1,572	1.8%
Transportation - Personal	11,360	1.7%	1,263	1.4%
Consumer and Durable Goods	11,091	1.6%	2,381	2.7%
Grocery	11,007	1.6%	1,185	1.4%
Oil and Gas	8,578	1.3%	368	0.4%
Consumer Non-Durable Goods	7,785	1.2%	1,532	1.8%
Textiles, Leather, and Apparel	6,988	1.0%	1,773	2.0%
Other (a)	14,531	2.1%	3,307	3.8%
	$676,657	100.0%	87,347	100.0%
__________

(a)	Includes ABR from tenants in the following industries: banking; mining, metals, and primary metal industries; and forest products and paper.

W. P. Carey 2014 10-K – 43

Lease Expirations
(in thousands, except number of leases and percentages)

Year of Lease Expiration (a)	Number of Leases Expiring	ABR	Percent	Square Footage	Percent
2015 (b)	15	$21,354	3.2%	1,882	2.2%
2016	18	22,124	3.3%	2,822	3.2%
2017	21	20,380	3.0%	3,243	3.7%
2018	30	58,806	8.7%	8,114	9.3%
2019	28	47,083	7.0%	4,746	5.4%
2020	24	34,810	5.1%	3,578	4.1%
2021	77	42,859	6.3%	7,042	8.1%
2022	38	62,034	9.2%	8,557	9.8%
2023	15	47,581	7.0%	5,669	6.5%
2024	42	90,124	13.3%	11,120	12.7%
2025	17	20,752	3.1%	2,477	2.8%
2026	21	17,329	2.5%	2,484	2.8%
2027	16	35,253	5.2%	5,380	6.2%
2028	8	21,462	3.2%	2,853	3.3%
Thereafter	63	134,706	19.9%	16,190	18.5%
Vacant	—	—	—%	1,190	1.4%
	433	$676,657	100.0%	87,347	100.0%
__________

(a)	Assumes tenant does not exercise renewal option.

(b)	Month-to-month leases are included in 2015 ABR.

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

Results of Operations

We have two reportable segments – Real Estate Ownership and Investment Management. We evaluate our results of operations with a primary focus on increasing and enhancing the value, quality and number of properties in our Real Estate Ownership segment as well as assets owned by the Managed REITs, which are managed by our Investment Management segment. We focus our efforts on improving underperforming assets through re-leasing efforts, including negotiation of lease renewals, or selectively selling assets in order to increase value in our real estate portfolio. The ability to increase assets under management by structuring investments on behalf of the Managed REITs is affected, among other things, by our ability to raise capital on behalf of the Managed REITs and our ability to identify and enter into appropriate investments and financing.

W. P. Carey 2014 10-K – 44

Real Estate Ownership

The following table presents the comparative results of our Real Estate Ownership segment (in thousands):

	Years Ended December 31,
	2014	2013	Change	2013	2012	Change
Revenues
Lease revenues	$573,829	$299,624	$274,205	$299,624	$119,296	$180,328
Operating property revenues	28,913	956	27,957	956	925	31
Reimbursable tenant costs	24,862	13,314	11,548	13,314	7,468	5,846
Lease termination income and other	15,526	2,071	13,455	2,071	1,492	579
	643,130	315,965	327,165	315,965	129,181	186,784
Operating Expenses
Depreciation and amortization:
Net-leased properties	229,210	117,271	111,939	117,271	40,478	76,793
Operating properties	3,889	178	3,711	178	205	(27)
	233,099	117,449	115,650	117,449	40,683	76,766
Property expenses:
Reimbursable tenant costs	24,862	13,314	11,548	13,314	7,468	5,846
Operating property expenses	20,847	577	20,270	577	494	83
Net-leased properties	15,493	6,416	9,077	6,416	3,753	2,663
Property management fees	1,385	1,089	296	1,089	308	781
	62,587	21,396	41,191	21,396	12,023	9,373
General and administrative	38,797	18,993	19,804	18,993	7,885	11,108
Merger and property acquisition expenses	34,465	9,230	25,235	9,230	31,639	(22,409)
Impairment charges	23,067	4,741	18,326	4,741	—	4,741
Stock-based compensation expense	12,659	7,153	5,506	7,153	211	6,942
	404,674	178,962	225,712	178,962	92,441	86,521
Segment Net Operating Income	238,456	137,003	101,453	137,003	36,740	100,263
Other Income and Expenses
Interest expense	(178,122)	(103,728)	(74,394)	(103,728)	(46,448)	(57,280)
Gain on change in control of interests	105,947	—	105,947	—	20,744	(20,744)
Equity in earnings of equity method investments in real estate and the Managed REITs	44,116	52,731	(8,615)	52,731	62,392	(9,661)
Other income and (expenses)	(12,252)	8,420	(20,672)	8,420	1,109	7,311
	(40,311)	(42,577)	2,266	(42,577)	37,797	(80,374)
Income from continuing operations before income taxes	198,145	94,426	103,719	94,426	74,537	19,889
Benefit from (provision for) income taxes	916	(4,703)	5,619	(4,703)	(4,001)	(702)
Income from continuing operations before gain (loss) on sale of real estate	199,061	89,723	109,338	89,723	70,536	19,187
Income (loss) from discontinued operations, net of tax	33,318	38,180	(4,862)	38,180	(24,735)	62,915
Gain (loss) on sale of real estate, net of tax	1,581	(332)	1,913	(332)	2,339	(2,671)
Net Income from Real Estate Ownership	233,960	127,571	106,389	127,571	48,140	79,431
Net income attributable to noncontrolling interests	(5,573)	(33,056)	27,483	(33,056)	(3,245)	(29,811)
Net Income from Real Estate Ownership attributable to W. P. Carey	$228,387	$94,515	$133,872	$94,515	$44,895	$49,620

W. P. Carey 2014 10-K – 45

Lease Composition and Leasing Activities

As of December 31, 2014, 94% of our net leases, based on ABR, have rent increases, of which 71% have adjustments based on CPI or similar indices and 23% have fixed rent increases. CPI and similar rent adjustments are based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. Over the next 12 months, fixed rent escalations are scheduled to increase ABR by an average of 3%. Lease revenues from our international investments are also subject to fluctuations in exchange rate movements in foreign currencies.

The following discussion presents a summary of rents on existing properties arising from leases with new tenants, or second generation leases, and renewed leases with existing tenants for the periods presented and, therefore, does not include new acquisitions for our portfolio during the years presented or properties acquired in the CPA®:15 Merger or the CPA®:16 Merger.

2014 — During 2014, we entered into 29 leases totaling approximately 2.0 million square feet of leased space. Of these leases, two were with new tenants and 27 were lease renewals, extensions or expansions with existing tenants. The estimated average new rent for these leases over their respective lease terms is $7.34 per square foot and the average in place former rent was $7.95 per square foot, reflecting current market conditions. We provided tenant improvement allowances totaling $4.1 million on 15 of these leases.

2013 — During 2013, we entered into 16 leases totaling approximately 0.8 million square feet of leased space. Of these leases, four were with new tenants, nine were lease renewals or extensions with existing tenants, and three were lease restructurings. The estimated average new rent for these leases over their respective lease terms is $8.49 per square foot and the average in place former rent was $10.53 per square foot, reflecting market conditions at that time. We provided total tenant improvement allowances of $0.6 million on two of these leases. In addition, in January 2013 we entered into a lease extension regarding a 0.4 million square foot building and committed to an expansion of 0.1 million square feet at an expected cost of $6.4 million. The expansion was completed in September 2013.

2012 — During 2012, we entered into 22 leases totaling approximately 2.0 million square feet of leased space. Of these leases, three were with new tenants and 19 were lease renewals or extensions with existing tenants. The estimated average new rent for these leases over their respective lease terms is $7.37 per square foot and the average former rent was $8.80 per square foot, reflecting market conditions at that time. We provided tenant improvement allowances and other incentives totaling $3.0 million on two of these leases.

W. P. Carey 2014 10-K – 46

Property Level Contribution

Property level contribution includes lease and operating property revenues, less property expenses and depreciation and amortization. When a property is leased on a net-lease basis, reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on the property level contribution. The following table presents the property level contribution for our consolidated leased and operating properties as well as a reconciliation to Segment net operating income (in thousands):

	Years Ended December 31,
	2014	2013	Change	2013	2012	Change
Same Store Net-Leased Properties
Lease revenues	$62,373	$61,740	$633	$61,740	$62,315	$(575)
Property expenses	(1,699)	(1,586)	(113)	(1,586)	(1,053)	(533)
Depreciation and amortization	(18,492)	(17,967)	(525)	(17,967)	(17,473)	(494)
Property level contribution	42,182	42,187	(5)	42,187	43,789	(1,602)
Net-Leased Properties Acquired in the CPA®:15 Merger
Lease revenues	217,512	216,815	697	216,815	53,207	163,608
Property expenses	(2,901)	(2,176)	(725)	(2,176)	(1,721)	(455)
Depreciation and amortization	(86,828)	(87,604)	776	(87,604)	(21,709)	(65,895)
Property level contribution	127,783	127,035	748	127,035	29,777	97,258
Net-Leased Properties Acquired in the CPA®:16 Merger
Lease revenues	250,536	—	250,536	—	—	—
Property expenses	(6,492)	—	(6,492)	—	—	—
Depreciation and amortization	(101,397)	—	(101,397)	—	—	—
Property level contribution	142,647	—	142,647	—	—	—
Recently Acquired Net-Leased Properties
Lease revenues	39,128	15,131	23,997	15,131	536	14,595
Property expenses	(2,495)	(278)	(2,217)	(278)	—	(278)
Depreciation and amortization	(20,820)	(9,405)	(11,415)	(9,405)	(252)	(9,153)
Property level contribution	15,813	5,448	10,365	5,448	284	5,164
Properties Sold or Held-for-Sale
Lease revenues	4,280	5,938	(1,658)	5,938	3,238	2,700
Property expenses	(1,906)	(2,376)	470	(2,376)	(979)	(1,397)
Depreciation and amortization	(1,673)	(2,295)	622	(2,295)	(1,044)	(1,251)
Property level contribution	701	1,267	(566)	1,267	1,215	52
Operating Properties
Revenues	28,913	956	27,957	956	925	31
Property expenses	(20,847)	(577)	(20,270)	(577)	(494)	(83)
Depreciation and amortization	(3,889)	(178)	(3,711)	(178)	(205)	27
Property level contribution	4,177	201	3,976	201	226	(25)
Property Level Contribution	333,303	176,138	157,165	176,138	75,291	100,847
Add: Lease termination income and other	15,526	2,071	13,455	2,071	1,492	579
Less other expenses:
General and administrative	(38,797)	(18,993)	(19,804)	(18,993)	(7,885)	(11,108)
Merger and property acquisition expenses	(34,465)	(9,230)	(25,235)	(9,230)	(31,639)	22,409
Impairment charges	(23,067)	(4,741)	(18,326)	(4,741)	—	(4,741)
Property management fees	(1,385)	(1,089)	(296)	(1,089)	(308)	(781)
Stock-based compensation expense	(12,659)	(7,153)	(5,506)	(7,153)	(211)	(6,942)
Segment Net Operating Income	$238,456	$137,003	$101,453	$137,003	$36,740	$100,263

W. P. Carey 2014 10-K – 47

Same Store Net-Leased Properties

Same store net-leased properties are those that we acquired prior to January 1, 2012 and that were not sold during the periods presented. At December 31, 2014, there were 101 same store net-leased properties.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, property level contribution from same store net-leased properties was substantially the same. An increase in Lease revenues of $0.6 million was substantially offset by an increase in Depreciation and amortization expense of $0.5 million. Lease revenues increased by $0.5 million as a result of scheduled rent increases at certain properties. Depreciation and amortization expenses increased due to the reclassification of several properties from direct financing leases to operating leases.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, property level contribution from same store net-leased properties decreased by $1.6 million, primarily due to a decrease in lease revenues of $0.6 million and increases in both property expenses and depreciation and amortization expenses of $0.5 million. Lease revenues decreased by $1.8 million as a result of restructuring of leases at several properties. This decrease was partially offset by an increase in lease revenues of $0.9 million as a result of scheduled rent increases at several properties.

Net-Leased Properties Acquired in the CPA®:15 Merger

Net-leased properties acquired in the CPA®:15 Merger in September 2012 represents the 305 properties we acquired at that time, less 22 of those properties that were disposed of through December 31, 2014.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, property level contribution from net-leased properties acquired in the CPA®:15 Merger increased by $0.7 million. This increase was primarily due to an increase in lease revenues of $2.2 million as a result of scheduled rent increases at several properties, partially offset by a decrease in lease revenues of $1.5 million as a result of restructuring of leases at several properties.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, property level contribution from net-leased properties acquired in the CPA®:15 Merger in September 2012 increased by $97.3 million, primarily due to the impact of a full year of ownership of the assets acquired as compared to that of one quarter in 2012.

Net-Leased Properties Acquired in the CPA®:16 Merger

Net-leased properties acquired in the CPA®:16 Merger in January 2014 represents the 333 net-leased properties we acquired at that time, less 11 of those properties that were sold during the year ended December 31, 2014, which are further discussed in Note 16.

For the year ended December 31, 2014, property level contribution from net-leased properties acquired in the CPA®:16 Merger was $142.6 million, representing activity for the 11-month period from the date of that merger to December 31, 2014.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired subsequent to December 31, 2011, excluding those acquired in the CPA®:15 Merger and the CPA®:16 Merger. During 2014, we acquired ten investments with total ABR of approximately $55.4 million. During 2013, we acquired seven investments with total ABR of approximately $22.4 million. During 2012, we acquired one investment with ABR of approximately $1.7 million.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, property level contribution from recently acquired net-leased properties increased by $10.4 million.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, property level contribution from recently acquired net-leased properties increased by $5.2 million.

W. P. Carey 2014 10-K – 48

Properties Sold or Held-for-Sale

Properties sold or held-for-sale discussed in this section represent only those properties that did not qualify for classification as discontinued operations. We discuss properties sold or held-for sale that did qualify for classification as discontinued operations under Other Revenues and Expenses, Income (Loss) from Discontinued Operations, Net of Tax, below and in Note 16.

During the year ended December 31, 2014, we sold 13 properties, including a property subject to a direct financing lease that we acquired in the CPA®:16 Merger and a parcel of land that was conveyed to the local government. At December 31, 2014, we also had four properties classified as held-for-sale. Property level contribution from properties sold or held-for-sale for the year ended December 31, 2014 was $0.7 million.

During the year ended December 31, 2013, we sold one investment in a property subject to a direct financing lease. Property level contribution from properties sold or held-for-sale for the year ended December 31, 2013 was $1.3 million.

During the year ended December 31, 2012, we sold one investment in a property subject to a direct financing lease. Property level contribution from properties sold or held-for-sale for the year ended December 31, 2012 was $1.2 million.

Operating Properties

Operating properties consist of our investments in two hotels acquired in the CPA®:16 Merger for 2014 and two self-storage properties for all periods presented.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, property level contribution from operating properties increased by $4.0 million, primarily as a result of the two hotels we acquired in the CPA®:16 Merger.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, property level contribution from operating properties was substantially the same.

Other Revenues and Expenses

Lease Termination Income and Other

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, Lease termination income and other increased by $13.5 million due to lease termination income from the early termination of three leases during the year ended December 31, 2014.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, Lease termination income and other increased by $0.6 million.

General and Administrative

As discussed in Note 4, certain personnel and overhead costs are charged to the CPA® REITs and our real estate portfolio based on the trailing 12-month reported revenues of the CPA® REITs, CWI, and us. We began to allocate personnel and overhead costs to CWI on January 1, 2014 based on the time incurred by our personnel.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, general and administrative expenses in the Real Estate Ownership segment increased by $19.8 million, primarily due to higher compensation costs and professional fees. Compensation costs increased by $15.0 million primarily due to the increased allocation of personnel costs to the Real Estate Ownership segment resulting from the increased revenues in that segment after the CPA®:16 Merger. Additionally, compensation costs were higher due to an increase in both headcount and acquisition-related commissions. Professional fees increased by $3.8 million primarily due to consulting fees associated with the planned implementation of a new software system that will be used in our accounting, tax, and financial reporting functions.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, general and administrative expenses in the Real Estate Ownership segment increased by $11.1 million, primarily due to increases in personnel costs of $7.4 million as a result of higher allocation of personnel and overhead costs to the Real Estate Ownership segment due to the increased segment revenues after the CPA®:15 Merger.

W. P. Carey 2014 10-K – 49

Merger and Property Acquisition Expenses

2014 — For the year ended December 31, 2014, Merger and property acquisition expenses were $34.5 million, which consisted of merger-related expenses of $30.5 million and other acquisition-related expenses of $4.0 million. Merger-related expenses during 2014 represent costs incurred in connection with the CPA®:16 Merger, which was completed on January 31, 2014. Acquisition expenses consist primarily of acquisition-related costs incurred on the investments we entered into during the year ended December 31, 2014, which were accounted for as business combinations and for which such costs were required to be expensed under current accounting guidance.

2013 — For the year ended December 31, 2013, Merger and property acquisition expenses were $9.2 million, which consisted of merger-related expenses of $5.0 million and other acquisition-related expenses of $4.2 million. Merger-related expenses during 2013 represent costs incurred in connection with the CPA®:16 Merger, the agreement for which was announced in July 2013. Acquisition expenses consist primarily of acquisition-related costs incurred on three investments we entered into during the year ended December 31, 2013, which were accounted for as business combinations and for which such costs were required to be expensed under current accounting guidance.

2012 — For the year ended December 31, 2012, merger and property acquisition expenses were $31.6 million, reflecting costs incurred in connection with the CPA®:15 Merger.

Impairment Charges

We periodically assess whether there are any indicators that the value of our assets may be impaired or that their carrying value may not be recoverable. If there is an indicator of impairment and we determine that the undiscounted cash flows for an asset, when considering and evaluating the various alternative courses of action that may occur, are less than the asset’s carrying value, we recognize an impairment charge to reduce the carrying value of the asset to its estimated fair value. Further, it is possible that we may sell an asset for a price below its estimated fair value and record a loss on sale. Our impairment charges are more fully described in Note 9.

2014 — For the year ended December 31, 2014, we recognized impairment charges totaling $23.1 million to reduce the carrying values of certain assets to their estimated fair values, consisting of the following:

•	$14.0 million recognized on a property as a result of tenant not renewing the lease;

•	$3.8 million recognized on ten properties with expiring leases and one tenant that vacated a property;

•	$3.5 million recognized on a property previously leased to a tenant who filed for bankruptcy and vacated the property;

•	$0.6 million recognized on two properties as a result of an other-than-temporary declines in the estimated fair values of the buildings’ residual values; and

•	$1.2 million recognized on two other properties that are vacant.

2013 — For the year ended December 31, 2013, we recognized an impairment charge of $4.7 million on a property in France. This impairment was the result of writing down the property’s carrying value to its estimated fair value in connection with the tenant vacating the property.

See Equity in earnings of equity method investments in real estate and the Managed REITs and Loss from Discontinued Operations below for additional impairment charges incurred.

Stock-Based Compensation Expense

For a description of our equity plans and awards, please see Note 14.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, stock-based compensation expense allocated to the Real Estate Ownership segment increased by $5.5 million, primarily due to an increase in owned real estate as a result of the CPA®:16 Merger.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, stock-based compensation expense allocated to the Real Estate Ownership segment increased by $6.9 million, primarily due to an increase in owned real estate as a result of the CPA®:15 Merger.

W. P. Carey 2014 10-K – 50

Equity in Earnings of Equity Method Investments in Real Estate and the Managed REITs

Equity in earnings of equity method investments in real estate and the Managed REITs is recognized in accordance with the respective investment agreements for each of our equity method investments. In addition, we are entitled to receive distributions of Available Cash (Note 4) from the operating partnerships of each of the Managed REITs. The net income of our unconsolidated investments fluctuates based on the timing of transactions, such as new leases and property sales, as well as impairment charges. The following table presents the details of our Equity in earnings of equity method investments in real estate and the Managed REITs (in thousands):

	Years Ended December 31,
	2014	2013	2012
Equity in earnings of equity method investments in the Managed REITs:
CPA®:15 (a)	$—	$—	$4,541
CPA®:16 – Global (b) (c)	465	2,732	610
CPA®:17 – Global	1,353	354	327
CPA®:18 – Global and CWI	(124)	(200)	31
Other-than-temporary impairment charges on the Special Member Interest in CPA®:16 – Global’s operating partnership (c)	(735)	(15,383)	(9,910)
Distributions of Available Cash: (d)
CPA®:16 – Global	4,751	15,182	15,389
CPA®:17 – Global	20,427	16,899	14,620
CPA®:18 – Global	1,778	92	—
CWI	4,096	1,948	—
Deferred revenue earned (c)	707	8,492	8,492
Equity in earnings of equity method investments from the Managed REITs	32,718	30,116	34,100
Equity in earnings of other equity method investments in real estate:
Equity investments acquired in the CPA®:16 Merger and CPA®:15 Merger (a) (c) (e)	9,576	5,096	7,985
Recently acquired equity investment (f)	1,048	33	(26)
Equity investments sold (g)	82	17,486	16,480
Equity investments consolidated after the CPA®:16 Merger and CPA®:15 Merger (h)	692	—	3,853
Total equity in earnings of other equity method investments in real estate	11,398	22,615	28,292
Total equity in earnings of equity method investments in real estate and the Managed REITs	$44,116	$52,731	$62,392
___________

(a)	CPA®:15 merged with and into us on September 28, 2012 (Note 3) in the CPA®:15 Merger. See Gain on Change in Control of Interests below for discussion on the gain recognized.

(b)	Amount for 2012 includes a loss of $4.4 million representing our share of the $23.9 million of impairment charges recognized by CPA®:16 – Global.

(c)
In May 2011, we acquired a special member interest, or the Special Member Interest, in CPA®:16 – Global’s operating partnership, which we recorded as an equity investment at fair value with an equal amount recorded as deferred revenue (Note 4). On January 31, 2014, we acquired all the remaining interests in CPA®:16 – Global through the CPA®:16 Merger, and as a result, we now consolidate the operating partnership. See Gain on Change in Control of Interests below for discussion on the gain recognized.

(d)
We are entitled to receive distributions of our share of earnings up to 10% of the Available Cash from the operating partnerships of each of the Managed REITs, as defined in their respective operating partnership agreements. Distributions of Available Cash received and earned from the Managed REITs increased primarily as a result of new investments that they entered into during 2014 and 2013.

(e)
We acquired our interests or additional interests in these investments in the CPA®:16 Merger in January 2014 (Note 7). Amount for 2013 includes our $8.4 million share of the German real estate transfer tax incurred by Hellweg Die Profi-Baumärkte GmbH & Co. KG, or Hellweg 2 (Note 7).

(f)
During the year ended December 31, 2014, we received a preferred equity position in Beach House JV, LLC, as part of a sale of a property. The preferred equity, redeemable on March 13, 2019, provides us with a preferred rate of return of 8.5%.

W. P. Carey 2014 10-K – 51

The rights under these preferred units allow us to have significant influence over the entity. Accordingly, we account for this investment using the equity method of accounting.

(g)
We sold one equity investment in the second quarter of 2013 and recognized a gain on the sale of $19.5 million. We also sold another equity investment in the fourth quarter of 2013. The amount for 2012 includes $15.1 million representing our portion of the net gain recognized by a jointly-owned entity upon selling its equity shares in an investment in the second quarter of 2012.

(h)
We acquired additional interests in these investments from CPA®:16 – Global and CPA®:15 in the CPA®:16 Merger and CPA®:15 Merger, respectively. Subsequent to the mergers, we consolidate these majority-owned or wholly-owned investments.

Interest Expense

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, interest expense increased by $74.4 million, primarily due to an increase of $71.0 million as a result of mortgage loans assumed in connection with our acquisition of properties from CPA®:16 – Global in the CPA®:16 Merger. In addition, interest expense increased by $18.5 million as a result of the issuance of the 4.6% senior unsecured notes in March 2014 (Note 11). These increases were partially offset by decreases in interest expense of $12.2 million as a result of repayments of several non-recourse mortgage loans, as part of our plan to become a primarily unsecured borrower, during the years ended December 31, 2014 and 2013 (Note 11), and $2.4 million as a result of refinancing several mortgage loans at lower interest rates during 2013.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, interest expense increased by $57.3 million, primarily due to an increase of $53.1 million as a result of mortgage loans assumed in connection with our acquisition of properties from CPA®:15 in the CPA®:15 Merger and $2.5 million of interest expense incurred in 2013 on mortgage loans acquired and assumed in connection with our acquisition of several properties during the year. In addition, interest expense on our Prior Senior Credit Facility (Note 11) and Unsecured Term Loan increased by $2.6 million in the aggregate as a result of a higher average outstanding balances in 2013 compared to the prior year.

Gain on Change in Control of Interests

2014 — In connection with the CPA®:16 Merger, we recognized a gain on change in control of interests of $75.7 million related to the difference between the carrying value and the preliminary estimated fair value of our previously-held equity interest in shares of CPA®:16 – Global’s common stock (Note 3) during 2014.

The CPA®:16 Merger also resulted in our acquisition of the remaining interests in nine investments in which we already had a joint interest and accounted for under the equity method. Due to the change in control of the nine jointly-owned investments that occurred, we recorded a gain on change in control of interests of $30.2 million related to the difference between our carrying values and the preliminary estimated fair values of our previously-held equity interests on January 31, 2014. Subsequent to the CPA®:16 Merger, we consolidate these wholly-owned investments (Note 3). During the year ended December 31, 2014, one of these investments was sold.

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

Other Income and (Expenses)

Other income and (expenses) primarily consists of gains and losses on extinguishment of debt, and gains and losses on foreign currency transactions and derivative instruments. We and certain of our foreign consolidated subsidiaries have intercompany debt and/or advances that are not denominated in the functional currency of those subsidiaries. When the intercompany debt or accrued interest thereon is remeasured against the functional currency of the respective subsidiaries, an unrealized gain or loss on foreign currency translation may result. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments.

2014 — For the year ended December 31, 2014, other expenses, net were $12.3 million, primarily due to net realized and unrealized losses of $9.0 million related to changes in foreign currency rates applied to remeasure certain advances to foreign subsidiaries. In addition, we recognized a net loss on extinguishment of debt of $6.9 million in connection with the prepayment of several non-recourse mortgage loans (Note 11). These losses were partially offset by unrealized gains of $3.7 million on the

W. P. Carey 2014 10-K – 52

interest rate swaps we acquired from CPA®:15 in the CPA®:15 Merger that did not qualify for hedge accounting and interest income of $1.4 million from the two notes receivable we acquired in the CPA®:16 Merger.

2013 — For the year ended December 31, 2013, other income was $8.4 million, primarily due to unrealized gains of $5.1 million recognized on the interest rate swaps acquired from CPA®:15 in the CPA®:15 Merger that did not qualify for hedge accounting, as well as net realized gains of $1.5 million on foreign currency transactions as a result of changes in foreign currency exchange rates on notes receivable from international subsidiaries. We also recognized a $1.2 million net gain on extinguishment of debt in connection with the settlement of several mortgage loans on properties disposed of during the year.

2012 — For the year ended December 31, 2012, other income was $3.2 million, comprised of a net gain of $2.5 million recorded on the disposals of three parcels of land, a net realized and unrealized gain of $0.5 million on foreign currency transactions and a $0.4 million gain on derivatives acquired in the CPA®:15 Merger.

Benefit from (Provision for) Income Taxes

2014 vs. 2013 — For the year ended December 31, 2014, we recognized benefit from income taxes of $0.9 million, compared to a provision for income taxes of $4.7 million recognized during 2013, primarily due to benefits associated with basis differences on certain foreign properties that we acquired as well as statute of limitation expirations on unrecognized tax benefits.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, provision for income taxes increased by $0.7 million, primarily due to increases in foreign income taxes of $3.1 million related to the foreign properties that we acquired in the CPA®:15 Merger, partially offset by a deferred income tax benefit of $2.7 million recognized in connection with an out-of-period adjustment (Note 2).

Income (Loss) from Discontinued Operations, Net of Tax

The results of operations for properties that have been classified as held-for-sale or that have been sold prior to January 1, 2014 and the properties that were acquired as held-for-sale in the CPA®:16 Merger, and with which we have no continuing involvement, are reflected in the consolidated financial statements as discontinued operations. During 2014, we sold nine properties that were classified as held-for-sale prior to January 1, 2014. In connection with the CPA®:16 Merger, we acquired ten properties that were classified as held-for-sale from CPA®:16 – Global, all of which were sold during the year ended December 31, 2014. During 2013, we sold 27 properties and reclassified nine properties to Assets held for sale. During 2012, we sold 14 properties. Results of operations for these properties are included within discontinued operations in the consolidated financial statements for all periods presented.

2014 — For the year ended December 31, 2014, income from discontinued operations, net of tax was $33.3 million, primarily due to a net gain on the sale of 19 properties of $27.7 million and income generated from the operations of these properties of $6.9 million in the aggregate. The income was partially offset by a net loss on extinguishment of debt of $1.2 million recognized in connection with the repayment of several mortgage loans on six of the disposed properties.

2013 — For the year ended December 31, 2013, income from discontinued operations, net of tax was $38.2 million, primarily due to a net gain on the sale of properties of $40.0 million, including a net gain of $39.6 million on the sale of 19 self-storage properties (Note 16), and income generated from the operations of discontinued properties of $9.0 million in the aggregate. The income was partially offset by impairment charges of $8.4 million recorded on several properties to reduce their carrying values to their expected selling prices (Note 9) and a net loss on extinguishment of debt of $2.4 million in connection with the repayment of several mortgage loans on the aforementioned disposed properties.

2012 — For the year ended December 31, 2012, loss from discontinued operations, net of tax was $24.7 million, primarily due to impairment charges totaling $23.0 million recorded on several properties to reduce their carrying values to their expected selling prices and a net loss on the sale of properties totaling $5.0 million. These losses were partially offset by income generated from the operations of discontinued properties of $3.2 million in the aggregate.

W. P. Carey 2014 10-K – 53

Gain (Loss) on Sale of Real Estate, Net of Tax

Gain (loss) on sale of real estate, net of tax includes the gain or loss on the sale of those properties that did not qualify for classification as discontinued operations (Note 16), as discussed under Property Level Contributions, Properties Sold or Held-for-Sale above. In addition, properties sold in 2013 and 2012 that were subject to direct financing leases did not qualify for classification as discontinued operations under current accounting guidance.

2014 — For the year ended December 31, 2014, gain on sale of real estate, net of tax was $1.6 million, primarily due to a $6.7 million gain recognized on a property in France that was foreclosed upon and sold, partially offset by a total of $5.1 million of net losses recognized on 13 properties that were sold. During the year ended December 31, 2014, we sold 16 properties, three of which were foreclosed upon, that did not qualify for classification as discontinued operations.

2013 — For the year ended December 31, 2013, loss on sale of real estate, net of tax was $0.3 million reflecting the sale of one property that did not qualify for classification as discontinued operations.

2012 — For the year ended December 31, 2012, gain on sale of real estate, net of tax was $2.3 million reflecting the sale of one property that did not qualify for classification as discontinued operations.

Net Income Attributable to Noncontrolling Interests

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, net income attributable to noncontrolling interests decreased by $27.5 million, primarily due to $23.2 million of net income attributable to noncontrolling interests as a result of a net gain recognized in connection with selling 19 self-storage properties during 2013 (Note 16). Net income attributable to noncontrolling interests also decreased by $3.4 million as a result of acquiring from CPA®:16 – Global in the CPA®:16 Merger the remaining interests in 12 less-than-wholly-owned investments that we had already consolidated.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, net income attributable to noncontrolling interests increased by $29.8 million. Net income attributable to noncontrolling interests increased by $23.2 million as result of the net gain recognized in connection with selling 19 self-storage properties during 2013 (Note 16). In addition, net income attributable to noncontrolling interests increased by $7.2 million as a result of noncontrolling interests in income generated from the properties we acquired from CPA®:15 in the CPA®:15 Merger.

Net Income from Real Estate Ownership Attributable to W. P. Carey

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, the resulting net income from Real Estate Ownership attributable to W. P. Carey increased by $133.9 million.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, the resulting net income from Real Estate Ownership attributable to W. P. Carey increased by $49.6 million.

Investment Management

We earn revenue as the advisor to the Managed REITs. For the periods presented (except as noted), we acted as advisor to the following affiliated, publicly-owned, non-listed Managed REITs: CPA®:15 (through September 28, 2012, the date of the CPA®:15 Merger), CPA®:16 – Global (through January 31, 2014, the date of the CPA®:16 Merger), CPA®:17 – Global, CPA®:18 – Global (since May 2013), and CWI. Similar to the offerings of shares of CWI 2 and the BDCs, we are currently considering alternatives for expanding our investment management operations by raising funds for entities in addition to CPA®:18 – Global, although there can be no assurance that we will pursue any of these initiatives. These new funds could invest primarily in assets other than net-lease real estate and include funds raised through publicly-traded vehicles, either in the United States or internationally.

W. P. Carey 2014 10-K – 54

The following tables present other operating data that management finds useful in evaluating result of operations (dollars in millions):

	As of December 31,
	2014	2013	2012
Total properties — Managed REITs (a)	519	789	774
Assets under management — Managed REITs (b)	$9,231.8	$9,728.4	$7,870.8
Cumulative funds raised — CPA®:17 – Global offerings (c) (d)	2,884.5	2,884.5	2,883.1
Cumulative funds raised — CPA®:18 – Global offering (d) (e)	1,143.1	237.3	—
Cumulative funds raised — CWI offerings (d) (f)	1,153.2	575.8	159.6

	For the Years Ended December 31,
	2014	2013	2012
Financings structured — Managed REITs	$968.0	$1,012.0	$669.5
Investments structured — Managed REITs	1,880.1	1,337.9	1,240.3
Equity investments structured — Managed REITs	165.5	165.3	32.6
Funds raised — CPA®:17 – Global offerings (c) (d)	—	1.3	927.3
Funds raised — CPA®:18 – Global offering (d) (e)	905.8	237.3	—
Funds raised — CWI offerings (d) (f)	577.4	418.3	112.1
___________

(a)
Includes properties owned by CPA®:16 – Global and CPA®:17 – Global at December 31, 2012. Includes properties owned by CPA®:16 – Global, CPA®:17 – Global, and CPA®:18 – Global at December 31, 2013. Includes properties owned by CPA®:17 – Global and CPA®:18 – Global at December 31, 2014. Includes hotels owned by CWI for all periods.

(b)
Represents the estimated fair value of the real estate assets owned by the Managed REITs, which was calculated by us as the advisor to the Managed REITs based in part upon third-party appraisals, plus cash and cash equivalents, less distributions payable.

(c)	The follow-on offering of CPA®:17 – Global was closed in January 2013.

(d)	Excludes reinvested distributions through each entity’s distribution reinvestment plan.

(e)
Reflects funds raised since the commencement of CPA®:18 – Global’s initial public offering in May 2013. CPA®:18 – Global discontinued the sales of its Class A shares on June 30, 2014 and currently intends to close its initial public offering, which as of the date of this Report consists solely of its Class C shares, on or about March 27, 2015.

(f)	Reflects funds raised in CWI’s initial public offering, which was closed on September 15, 2013, and CWI’s follow-on offering, which commenced on December 20, 2013 and closed on December 31, 2014.

W. P. Carey 2014 10-K – 55

Below is a summary of comparative results of our Investment Management segment (in thousands):

	Years Ended December 31,
	2014	2013	Change	2013	2012	Change
Revenues
Reimbursable costs	$130,212	$73,572	$56,640	$73,572	$98,245	$(24,673)
Structuring revenue	71,256	46,589	24,667	46,589	48,355	(1,766)
Asset management revenue	38,063	42,670	(4,607)	42,670	56,666	(13,996)
Dealer manager fees	23,532	10,856	12,676	10,856	19,914	(9,058)
Incentive, termination and subordinated disposition revenue	—	199	(199)	199	—	199
	263,063	173,886	89,177	173,886	223,180	(49,294)
Operating Expenses
Reimbursable costs from affiliates	130,212	73,572	56,640	73,572	98,245	(24,673)
General and administrative	52,791	48,070	4,721	48,070	60,969	(12,899)
Stock-based compensation expense	18,416	30,042	(11,626)	30,042	25,841	4,201
Dealer manager fees and expenses	21,760	13,028	8,732	13,028	17,787	(4,759)
Subadvisor fees	5,501	4,106	1,395	4,106	464	3,642
Depreciation and amortization	4,024	4,373	(349)	4,373	3,744	629
Impairment charge	—	553	(553)	553	—	553
	232,704	173,744	58,960	173,744	207,050	(33,306)
Other Income and Expenses
Other income and (expenses)	275	1,001	(726)	1,001	1,280	(279)
	275	1,001	(726)	1,001	1,280	(279)
Income from continuing operations before income taxes	30,634	1,143	29,491	1,143	17,410	(16,267)
(Provision for) benefit from income taxes	(18,525)	3,451	(21,976)	3,451	(2,771)	6,222
Net Income from Investment Management	12,109	4,594	7,515	4,594	14,639	(10,045)
Net (income) loss attributable to noncontrolling interests	(812)	120	(932)	120	2,638	(2,518)
Net loss (income) attributable to redeemable noncontrolling interest	142	(353)	495	(353)	(40)	(313)
Net Income from Investment Management attributable to W. P. Carey	$11,439	$4,361	$7,078	$4,361	$17,237	$(12,876)

Reimbursable Costs

Reimbursable costs represent costs incurred by us on behalf of the Managed REITs, consisting primarily of broker-dealer commissions and marketing and personnel costs, which are reimbursed by the Managed REITs and are reflected as a component of both revenues and expenses.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, reimbursable costs increased by $56.6 million, primarily due to an increase of $48.6 million in commissions paid to broker-dealers related to the CPA®:18 – Global initial public offering, which commenced in May 2013, and an increase of $13.1 million in commissions paid to broker-dealers related to the CWI public offerings due to the corresponding increase in funds raised in 2014 compared to 2013. These increases were partially offset by a decrease of $4.3 million in personnel costs reimbursed to us by the Managed REITs as a result of the cessation of reimbursements from CPA®:16 - Global after the CPA®:16 Merger.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, reimbursable costs decreased by $24.7 million, primarily due to a decrease of $72.5 million in commissions paid to broker-dealers as a result of the termination of the CPA®:17 – Global follow-on offering on January 31, 2013. This decrease was partially offset by (i) an increase of $24.4 million in commissions paid to broker-dealers related to the CWI initial public offering due to the corresponding increase in funds raised year-over-year; (ii) the $18.2 million paid to broker-dealers related to the CPA®:18 – Global initial public offering; and (iii) an

W. P. Carey 2014 10-K – 56

increase of $3.1 million in personnel costs reimbursed to us by the Managed REITs under the terms of their respective advisory agreements.

Structuring Revenue

We earn structuring revenue when we structure investments and debt placement transactions for the Managed REITs. Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, structuring revenue increased by $24.7 million, primarily due to an increase of $37.0 million in structuring revenue earned from CPA®:18 – Global as a result of higher investment volume in 2014 as compared to 2013. This increase was partially offset by decreases of $9.9 million and $2.2 million in structuring revenue earned from CPA®:17 – Global and CWI, respectively, as a result of lower investment volumes for each in 2014 as compared to 2013.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, structuring revenue decreased by $1.8 million. Structuring revenue from CPA®:17 – Global decreased by $24.8 million during 2013 as a result of lower investment volume after the termination of its offering in January of that year. Structuring revenue from CWI increased by $16.4 million during 2013 as compared to 2012 due to higher investment volume. In addition, we received structuring revenue of $6.9 million from CPA®:18 – Global during 2013 as a result of investments we structured on its behalf after the commencement of its public offering in May of that year.

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

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, asset management revenue decreased by $4.6 million. Asset management revenue decreased by $16.3 million, as a result of the cessation of asset management revenue earned from CPA®:16 – Global after the CPA®:16 Merger on January 31, 2014. This decrease was partially offset by increases of $4.7 million and $4.5 million in 2014 as compared to 2013 from CPA®:17 – Global and CWI, respectively, as a result of new investments that these entities entered into during 2013 and 2014. Asset management revenue from CPA®:18 – Global also increased by $2.5 million as a result of new investments that it entered into since the commencement of its offering in May 2013.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, asset management revenue decreased by $14.0 million. We received asset management revenue from CPA®:15 of $18.5 million during 2012 through the date of the CPA®:15 Merger in September 2012. As a result of the cessation of asset management revenue earned from CPA®:15 after the CPA®:15 Merger, we did not receive any asset management revenue from CPA®:15 during 2013. This decrease was partially offset by an aggregate increase of $5.2 million during 2013 as compared to 2012 from CPA®:17 – Global and CWI as a result of new investments that they entered into during 2012 and 2013. We also received asset management revenue of $0.1 million from CPA®:18 – Global during 2013 since the commencement of its initial public offering in May of that year.

Dealer Manager Fees

As discussed in Note 4, we earned a dealer manager fee of $0.35 per share sold in connection with CPA®:17 – Global’s follow-on offering, which closed on January 31, 2013. We also earned a $0.30 dealer manager fee per share sold in connection with CWI’s initial public offering, which closed in September 2013, and its follow-on offering, which commenced in December 2013 and closed on December 31, 2014. In addition, we receive dealer manager fees depending on the class of common stock sold, of $0.30 or $0.21 per share sold, for class A common stock and class C common stock, respectively, in connection with CPA®:18 – Global’s initial public offering, which commenced in May 2013. We also receive an annual distribution and shareholder servicing fee, or Shareholder Servicing Fee, paid in connection with investor purchases of shares of class C common stock. The amount of the Shareholder Servicing Fee is 1% of the purchase price per share (or, once reported, the amount of the estimated net asset value per share) for the shares of class C common stock of CPA®:18 – Global sold in the offering. CPA®:18 – Global terminated sales of its class A common stock as of June 30, 2014 and currently intends to close its offering, which as of the date of this Report consists solely of its Class C common stock, on or about March 27, 2015. We re-allow a portion of the dealer manager fees to selected dealers in the offerings. Dealer manager fees that are not re-allowed and

W. P. Carey 2014 10-K – 57

Shareholder Servicing Fees are classified as Dealer manager fees from affiliates in the consolidated financial statements. Dealer manager fees earned are generally offset by costs incurred in connection with the offerings, which are included in Dealer manager fees and expenses in the consolidated financial statements.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, dealer manager fees increased by $12.7 million, primarily due to an increase of $10.3 million in fees earned from CPA®:18 – Global in connection with the sale of its shares in its initial public offering, which commenced in May 2013. Dealer manager fees also increased by $2.4 million as a result of an increase in the fees earned from CWI in connection with its follow-on offering, which commenced on December 20, 2013, due to the higher level of shares sold in 2014 as compared to the shares sold in its initial public offering through its termination on September 15, 2013.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, dealer manager fees decreased by $9.1 million, primarily due to a decrease of $18.2 million in fees earned from CPA®:17 – Global as a result of the termination of its follow-on offering on January 31, 2013. This decrease was partially offset by an increase of $5.2 million in fees earned from CWI as a result of the higher level of CWI shares sold during 2013 through the termination of its offering on September 15, 2013 compared to 2012 and by an increase of $3.9 million in fees earned from CPA®:18 – Global in connection with the sale of shares in its initial public offering, which commenced in May 2013.

General and Administrative

As discussed in Note 4, during the periods presented certain personnel and overhead costs were charged to the CPA® REITs and our owned real estate portfolio based on the trailing 12-month reported revenues of the active CPA® REITs, CWI, and us. We also began to allocate personnel and overhead costs to CWI on January 1, 2014 based on the time incurred by our personnel.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, general and administrative expenses increased by $4.7 million, primarily due to (i) an increase of $5.6 million in commissions paid to investment officers as a result of higher investment volume on behalf of the CPA® REITs in 2014 as compared to 2013; (ii) an increase of $4.9 million in professional fees primarily related to consulting fees incurred in connection with the implementation of the new software system that will be used in our accounting, tax, and financial reporting functions; (iii) an increase of $3.3 million in bonus expense as a result of increased headcount in 2014 as compared to 2013; and (iv) an increase of $1.4 million in office expense as a result of additional office space obtained during 2013. These increases were partially offset by an increase of $10.1 million in personnel and overhead costs allocated to the Real Estate Ownership segment due to its increased revenues after the CPA®:16 Merger on January 31, 2014.

W. P. Carey 2014 10-K – 58

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, general and administrative expenses decreased by $12.9 million. Effective October 1, 2012, personnel costs and other shared expenses such as office rent expenses were charged to CPA®:16 – Global and CPA®:17 – Global based on the trailing 12-month reported revenues of the CPA® REITs, CWI, and us rather than the method utilized before that date, which involved an allocation of personnel costs based on the time incurred by our personnel for CPA®:15, CPA®:16 – Global, and CPA®:17 – Global (Note 4). This new methodology reflected changes in our advisory agreements with the CPA® REITs. The impact of this change was an increase in the total amount of general and administrative expenses charged to CPA®:16 – Global and CPA®:17 – Global during the year ended December 31, 2013 as compared to 2012 of $5.6 million, which reduced amounts that would otherwise have been borne by the Investment Management segment. Prior to this change, CPA®:15 was also charged general and administrative expenses based on the former methodology. After the CPA®:15 Merger on September 28, 2012, the portfolio that was formerly held by CPA®:15 was included in our Real Estate Ownership Segment and, as such, the Real Estate Ownership’s entire portfolio was subject to the new allocation methodology based on revenues. As a result, $7.4 million of additional general and administrative expenses were allocated to the Real Estate Ownership segment from the Investment Management Segment during 2013 as compared to 2012. We did not allocate any personnel costs to CPA®:18 – Global or CWI in 2013 or 2012.

Stock-Based Compensation Expense

For a description of our equity plans and awards, please see Note 14.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, stock-based compensation expense decreased by $11.6 million, due in part to lower expense on stock awards granted in 2014, as compared to the expense on stock awards granted in 2011, which were substantially vested as of December 31, 2013. In addition, stock-based compensation expense allocated to the Investment Management segment decreased by $4.7 million in 2014 due to the CPA®:16 Merger, which reduced our managed real estate portfolio and increased our owned real estate portfolio.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, stock-based compensation expense increased by $4.2 million, primarily due to (i) an increase of $5.8 million as a result of an upward adjustment during 2013 in the estimated payout of PSUs that were granted during 2012 and 2011, (ii) an increase of $2.5 million as a result of changes in our forfeiture rate assumptions in the third quarter of 2012, and (iii) an increase of $2.1 million related to actual forfeitures in 2013 compared to those previously estimated. These increases were partially offset by a decrease of $6.8 million of stock-based compensation allocated to the Investment Management segment due to the CPA®:15 Merger, which reduced our managed real estate portfolio and increased our owned real estate portfolio.

Dealer Manager Fees and Expenses

Dealer manager fees earned are generally offset by costs incurred in connection with the related offerings, which are included in Dealer manager fees and expenses in the consolidated financial statements.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, dealer manager fees and expenses increased by $8.7 million, primarily due to an increase of $7.3 million in expenses paid in connection with the sale of CPA®:18 – Global shares in its initial public offering, which commenced in May 2013. Dealer manager fees and expenses also increased by $1.5 million as a result of an increase in expenses paid in connection with the sale of CWI shares in its follow-on offering, which commenced in December 2013, and its initial public offering, which closed in September 2013, as a result of a corresponding increase in funds raised.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, dealer manager fees and expenses decreased by $4.8 million, primarily due to a decrease of $14.8 million in expenses paid as a result of the termination of the CPA®:17 – Global follow-on offering on January 31, 2013. This decrease was partially offset by $7.2 million in expenses paid in connection with the sale of CPA®:18 – Global shares in its initial public offering, which commenced in May 2013, and by an increase of $2.9 million in expenses paid in connection with the sale of CWI shares in its initial public offering, which terminated in September 2013, as a result of a corresponding increase in funds raised.

Subadvisor Fees

As discussed in Note 4, we earn investment management revenue from CWI. Pursuant to the terms of the subadvisory agreement we have with the third party subadvisor in connection with CWI, we pay a subadvisory fee equal to 20% of the amount of fees paid to us by CWI, including but not limited to: acquisition fees, asset management fees, loan refinancing fees, property management fees, and subordinated disposition fees, each as defined in the advisory agreement we have with CWI. We also pay to the subadvisor 20% of the net proceeds resulting from any sale, financing, or recapitalization or sale of

W. P. Carey 2014 10-K – 59

securities of CWI by us, the advisor. In addition, in connection with the acquisitions of multi-family and multi-tenant properties on behalf of CPA®:18 – Global that we structured during 2014, we entered into agreements with third-party advisors for the day-to-day management of the properties for a fee.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, subadvisor fees increased by $1.4 million. Subadvisor fees increased by $0.8 million as a result of an increase in fees earned from CWI as a result of investments CWI entered into during 2014 and 2013, which increased the asset management fees we earned from CWI and the resulting asset management-related fees we paid to the subadvisor. Additionally, subadvisor fees increased by $0.6 million as a result of fees paid to the third-party advisors in connection with the acquisitions of multi-family and multi-tenant properties that we structured on behalf of CPA®:18 – Global during 2014.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, subadvisor fees increased by $3.6 million, primarily due to increased fees earned from CWI as a result of higher acquisition volume in 2013 as compared to 2012.

Impairment Charge

During the year ended December 31, 2013, we recognized an other-than-temporary impairment charge of $0.6 million on an investment in an equity fund. During the fourth quarter of 2013, we received information indicating that the fair value of the equity fund was less than its carrying value. Since the fund is being wound down and the remaining investments have fair values less than their cost, this impairment was deemed other-than-temporary and the carrying value was written down to the estimated fair value (Note 9).

(Provision for) Benefit from Income Taxes

2014 vs. 2013 — For the year ended December 31, 2014, we recorded a provision for income taxes of $18.5 million, compared to a benefit from income taxes of $3.5 million recognized during 2013, primarily due to $21.1 million in pre-tax income recognized by our TRSs in the Investment Management segment. In addition, provision for income taxes increased by $4.8 million due to a permanent difference from the recognition of taxable income associated with accelerated vesting of shares previously issued by CPA®:16 – Global for asset management and performance fees in connection with the CPA®:16 Merger. The benefit from income taxes for the year ended December 31, 2013 was primarily due to losses recognized by our TRSs in the Investment Management segment in 2013.

2013 vs. 2012 — For the year ended December 31, 2013, we recognized a benefit from income taxes of $3.5 million, compared to a provision for income taxes of $2.8 million recognized during 2012, primarily due to the losses recognized by our TRSs in the Investment Management segment in 2013 compared to income recognized by our TRSs in the prior year.

Net Income from Investment Management Attributable to W. P. Carey

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, the resulting net income from Investment Management attributable to W. P. Carey increased by $7.1 million.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, the resulting net income from Investment Management attributable to W. P. Carey decreased by $12.9 million.

Financial Condition

Sources and Uses of Cash During the Year

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund distributions to stockholders. Our cash flows fluctuate from period to period due to a number of factors, which may include, among other things, the timing of our equity and debt offerings, the timing of purchases and sales of real estate, the timing of the receipt of proceeds from, and the repayment of, mortgage loans and receipt of lease revenues, the receipt of the annual installment of deferred acquisition revenue and interest thereon from the CPA® REITs, the election to receive asset management fees in either shares of the Managed REITs’ common stock or cash, the timing and characterization of distributions from equity investments in real estate and the Managed REITs, the receipt of distributions of Available Cash from the Managed REITs, and changes in foreign currency exchange rates. Despite these fluctuations, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of mortgage loans, unused capacity on our Revolver, net contributions from noncontrolling interests, and the issuance of additional debt or

W. P. Carey 2014 10-K – 60

equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the year are described below.

2014

Operating Activities — Net cash provided by operating activities increased by $191.2 million during 2014 as compared to 2013, primarily due to operating cash flow generated from the properties we acquired in the CPA®:16 Merger.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property-related costs. In connection with the CPA®:16 Merger, we paid $1.3 million, representing the cash portion of the merger consideration paid to CPA®:16 – Global stockholders, and acquired $65.4 million of cash.

During 2014, we sold 32 properties for net proceeds of $285.7 million. We used $898.2 million to acquire 109 properties. Net funds that were invested in escrow accounts totaled $23.7 million. Total capital expenditures on our owned real estate for 2014 were $26.4 million, including $20.6 million used primarily to fund a build-to-suit transaction and $5.8 million to make capital improvements to various properties. We also used $18.3 million to purchase corporate fixed assets, including $14.6 million related to the planned implementation of the new software system that will be used in our accounting, tax, and financial reporting functions. We used $7.7 million to purchase marketable securities for defeasance of a mortgage loan. We also used $25.0 million to purchase our interest in CCIF. In order to facilitate an acquisition by CWI, we made an $11.0 million loan to CWI in June 2014, which was repaid in full, with interest, prior to the loan’s maturity, on July 22, 2014. We also received $13.1 million in distributions from equity investments in real estate and the Managed REITs in excess of cumulative equity income.

Financing Activities — During 2014, gross borrowings under our senior credit facility were $1.8 billion and repayments were$1.4 billion, inclusive of the repayment of a $170.0 million line of credit facility assumed in the CPA®:16 Merger. We received $498.2 million in net proceeds from the issuance of the 4.6% senior unsecured notes, which we used to pay off the outstanding balance on the Revolver at that time (Note 11). In connection with the Second Amended and Restated Credit Agreement and the issuance of the 4.6% senior unsecured notes, we paid financing costs totaling $12.3 million. During the year ended December 31, 2014, in connection with our long-term plan to become a primarily unsecured borrower, we used $220.8 million to prepay 20 non-recourse mortgage loans. We also made scheduled mortgage loan principal payments of $205.0 million and drew down $20.4 million on a construction loan in relation to a build-to-suit transaction. We received $282.2 million in net proceeds from the issuance of shares in the Equity Offering, which we used in part to pay down a portion of the outstanding balance on the Revolver at that time. We paid distributions to stockholders of $347.9 million related to the fourth quarter of 2013 and the first, second, and third quarters of 2014, and in 2014 we also paid distributions of $20.6 million to affiliates who hold noncontrolling interests in various entities with us. We recognized windfall tax benefits of $5.6 million in 2014 in connection with the exercise of employee stock options and the vesting of PSUs and restricted share units, or RSUs, which reduced our tax liability to various taxing authorities.

2013

Operating Activities — Cash flow from operating activities increased by $127.3 million during 2013 as compared to 2012, primarily due to operating cash flow generated from the properties we acquired in the CPA®:15 Merger, partially offset by a decrease in cash received for providing asset management services to the Managed REITs due to the cessation of such fees earned from CPA®:15 after the CPA®:15 Merger in September 2012.

Investing Activities — During 2013, we purchased seven investments for $265.4 million, which we partially funded with $51.7 million from the escrowed proceeds of the sales of properties in exchange transactions under Section 1031 of the Internal Revenue Code. Net funds that were released from escrow accounts totaled $43.1 million. We also used $6.9 million primarily to make capital improvements to various properties and $7.1 million to purchase corporate fixed assets. We used $15.0 million to make a loan to CPA®:18 – Global in order to facilitate its property acquisition, which it repaid in full during 2013. We received $58.0 million in distributions from equity investments in real estate and the Managed REITs in excess of cumulative equity income. We also received cash proceeds totaling $171.3 million from the sale of 28 properties and an equity investment, including $111.1 million from the sale of 19 self-storage properties.

Financing Activities — During 2013, we paid distributions to stockholders of $220.4 million and paid distributions of $72.1 million to affiliates who hold noncontrolling interests in various entities with us, including $40.8 million in connection with the sale of 19 self-storage properties (Note 16). We made scheduled mortgage loan principal payments of $391.8 million and received mortgage financing proceeds of $115.6 million. We received $300.0 million from the draw-down of the Unsecured Term Loan (Note 11), which we used primarily to pay off the outstanding balance on the Revolver at that time. Net borrowings under our Revolver increased overall by $22.0 million in 2013 and were comprised of gross borrowings of $435.0 million and

W. P. Carey 2014 10-K – 61

repayments of $413.0 million. Net borrowings under our Revolver were primarily used for new investments. We also used $40.0 million to purchase shares of our common stock from the Estate of Mr. Wm. Polk Carey, our founder who passed away in January 2012 (Note 4). In connection with obtaining the Unsecured Term Loan and various mortgage financings, we paid financing costs totaling $2.4 million. We received contributions of $65.1 million from affiliates who hold noncontrolling interests in various entities with us, including $62.3 million received to repay a maturing mortgage loan. We recognized windfall tax benefits of $12.8 million in connection with the exercise of employee stock options and the vesting of PSUs and RSUs which reduced our tax liability to various taxing authorities.

Summary of Financing

The table below summarizes our non-recourse debt, our Senior Unsecured Credit Facility, and our 4.6% senior unsecured notes (dollars in thousands):

	December 31,
	2014	2013
Carrying Value
Fixed rate:
Non-recourse mortgages	$2,174,604	$1,139,122
Senior unsecured notes	498,345	—
	2,672,949	1,139,122
Variable rate: (a)
Revolver	807,518	100,000
Term Loan Facility	250,000	175,000
Unsecured Term Loan	—	300,000
	1,057,518	575,000
Non-recourse debt:
Amount subject to interest rate swap and cap	320,220	321,409
Amount subject to floating rate	24,299	27,600
Amount of fixed-rate debt subject to interest rate reset features	13,560	4,279
	358,079	353,288
	$4,088,546	$2,067,410

Percent of Total Debt
Fixed rate	65%	55%
Variable rate	35%	45%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	5.4%	5.3%
Variable rate	2.0%	2.7%

____________

(a)
As described in Note 13, in October 2014 we utilized $225.8 million of net proceeds from the Equity Offering to pay down a portion of the amount outstanding under the Revolver. As described in Note 11, in January 2014, the Prior Senior Credit Facility and Unsecured Term Loan were repaid and terminated with borrowings under the Senior Unsecured Credit Facility.

W. P. Carey 2014 10-K – 62

Credit Facilities and Unsecured Term Loan

Our credit facilities and Unsecured Term Loan are more fully described in Note 11. A summary of our credit facilities and our Unsecured Term Loan, which was repaid in full and terminated in January 2014, is provided below (in thousands):

	December 31, 2014		December 31, 2013
	Outstanding Balance	Maximum Available	Outstanding Balance	Maximum Available
Senior Unsecured Credit Facility and Prior Senior Credit Facility:
Revolver	$807,518	$1,000,000	$100,000	$450,000
Term Loan Facility	250,000	250,000	175,000	175,000
Unsecured Term Loan	—	—	300,000	300,000

Cash Resources

At December 31, 2014, our cash resources consisted of the following:

•
Cash and cash equivalents totaling $198.7 million. Of this amount, $117.2 million, at then-current exchange rates, was held in foreign subsidiaries and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

•
Our Revolver, with unused capacity of $192.5 million, excluding amounts reserved for outstanding letters of credit. Our lender has issued letters of credit totaling $1.1 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under the facility; and

•
We also had unleveraged properties that had an aggregate carrying value of $2.3 billion at December 31, 2014, although there can be no assurance that we would be able to obtain financing for these properties.

We also have the ability to access the capital markets, in the form of additional bond or equity offerings, if necessary. In January 2015 (Note 19), we exercised the Accordion Feature (Note 11) under our unsecured line of credit to increase the maximum borrowing capacity under the Revolver to $1.5 billion and obtained a new accordion feature totaling $500.0 million. We also issued €500.0 million of 2.0% senior unsecured notes and $450.0 million of 4.0% senior unsecured notes in separate public offerings during January 2015, the net proceeds of which were used to partially pay down amounts outstanding under our Revolver, to fund new investments, and for general corporate purposes. Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new properties, paying distributions to our stockholders and distributions to our affiliates that hold noncontrolling interests in entities we control, making scheduled interest payments on our senior unsecured notes (Note 11) and scheduled mortgage loan principal payments, including mortgage balloon payments totaling $133.0 million and $12.4 million on our consolidated and unconsolidated mortgage loan obligations, respectively, as well as other normal recurring operating expenses.

We expect to fund future investments, build-to-suit commitments, any capital expenditures on existing properties, scheduled debt maturities on non-recourse mortgage loans and any loans to the Managed REITs (Note 4) through cash generated from operations, the use of our cash reserves or unused amounts on our Revolver, and/or additional equity or debt offerings.

W. P. Carey 2014 10-K – 63

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at December 31, 2014 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$2,525,796	$210,081	$1,111,104	$380,633	$823,978
Interest on borrowings (b)	682,367	126,411	215,855	141,730	198,371
Senior unsecured notes — principal (c)	500,000	—	—	—	500,000
Senior Unsecured Credit Facility — principal (d)	1,057,518	—	250,000	807,518	—
Operating and other lease commitments (e)	88,114	6,171	12,652	12,849	56,442
Build-to-suit and expansion commitments (f) (g)	37,886	25,751	10,605	1,530	—
Property improvement commitments	3,542	3,542	—	—	—
	$4,895,223	$371,956	$1,600,216	$1,344,260	$1,578,791

___________

(a)
 Excludes the unamortized fair market value adjustment of $6.9 million resulting from the assumption of property-level debt in connection with the CPA®:15 Merger and the CPA®:16 Merger, and the unamortized discount on the 4.6% senior unsecured notes of $1.7 million (Note 11).

(b)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at December 31, 2014.

(c)
Our 4.6% senior unsecured notes are scheduled to mature on April 1, 2024. Amounts exclude our €500.0 million 2.0% senior unsecured notes due in 2023 and our $450.0 million 4.0% senior unsecured notes due in 2025, which were issued in separate public offerings during January 2015 (Note 19).

(d)	Our Revolver is scheduled to mature on January 31, 2018 and our Term Loan Facility is scheduled to mature on January 31, 2016.

(e)
Operating and other lease commitments consist primarily of rental obligations under ground leases and the future minimum rents payable on the lease for our principal offices. Pursuant to their respective advisory agreements with us, we are reimbursed by the Managed REITs for their share of overhead costs, which includes a portion of those future minimum rent amounts. Our operating lease commitments are presented net of $8.7 million, which the Managed REITS are obligated to reimburse us.

(f)
Represents a build-to-suit transaction we entered into in December 2013 for the construction of an office building located in Germany. Amount is based on the exchange rate of the euro at December 31, 2014.

(g)	In connection with an investment in Australia, we committed to fund a tenant expansion allowance of $12.1 million. Amount is based on the exchange rate of the Australia dollar at December 31, 2014.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at December 31, 2014, which consisted primarily of the euro. At December 31, 2014, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

W. P. Carey 2014 10-K – 64

Equity Method Investments

We have investments in unconsolidated investments that own single-tenant properties net leased to companies. Generally, the underlying investments are jointly-owned with our affiliates. Summarized financial information for these investments and our ownership interest in the investments at December 31, 2014 is presented below. Cash requirements with respect to our share of these debt obligations are discussed above under Cash Requirements. Summarized financial information provided represents the total amounts attributable to the investments and does not represent our proportionate share (dollars in thousands):

	Ownership Interest at		Total Third-
Lessee	December 31, 2014	Total Assets	Party Debt	Maturity Date
Actebis Peacock GmbH (a) (b)	30%	$31,611	$24,345	7/2015
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (a)	33%	33,383	16,141	8/2015
Frontier Spinning Mills, Inc. (b)	40%	37,250	21,444	8/2016
Wanbishi Archives Co. Ltd (c)	3%	29,805	21,679	12/2017
The New York Times Company (d)	45%	245,815	111,703	4/2018
C1000 Logistiek Vastgoed B. V. (a)	15%	108,994	82,700	3/2020
		$486,858	$278,012

___________

(a)	Dollar amounts shown are based on the exchange rate of the euro at December 31, 2014.

(b)	We acquired our interest in this investment from CPA®:16 – Global in the CPA®:16 Merger.

(c)	Dollar amounts shown are based on the exchange rate of the Japanese yen at December 31, 2014.

(d)	In connection with the CPA®:16 Merger in January 2014, we acquired an additional 27% interest in this investment (Note 7).

Environmental Obligations

In connection with the purchase of many of our properties, we required the sellers to perform environmental reviews. We believe, based on the results of these reviews, that our properties were in substantial compliance with federal, state, and foreign environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills, or other on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Sellers are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations, and we frequently require sellers to address them before closing or obtain contractual protection (e.g. indemnities, cash, reserves, letters of credit, or other instruments) from sellers when we acquire a property. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties and the provisions of such indemnifications specifically address environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of our leases allow us to require financial assurances from tenants, such as performance bonds or letters of credit, if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. With respect to our operating properties, which are not subject to net lease arrangements, there is no tenant to provide for indemnification, so we maybe liable for costs associated with environmental contamination in the event any such circumstances arise. However, we believe that the ultimate resolution of environmental matters should not have a material adverse effect on our financial condition, liquidity, or results of operations.

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

Accounting for Acquisitions

In connection with our acquisition of properties, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their respective estimated fair values.

W. P. Carey 2014 10-K – 65

Tangible Assets

The tangible assets consist of land, building and site improvements. The intangible assets include the above- and below- market value of the leases and the in-place lease which includes a value for tenant relationships. Land is typically valued utilizing the sales comparison (or market) approach. Buildings are valued, as if vacant, using the cost and/or income approach. Site improvements are valued using the cost approach. The fair value of real estate is determined by reference to portfolio appraisals which determines their values, on a property level, by applying a discounted cash flow analysis to the estimated cash net operating income, for each property in the portfolio during the remaining anticipated lease term, and the estimated residual value. The estimated residual value of each property is based on a hypothetical sale of the property upon expiration of a lease factoring in the re-tenanting of such property at estimated current market rental rates, applying a selected capitalization rate.

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

In the case where a tenant has a purchase option deemed to be favorable to the tenant, or the tenant has long-term renewal options at rental rates below estimated market rental rates, we include the value of the exercise of such purchase option or long-term renewal options in the determination of residual value.

Where a property is deemed to have excess land, the discounted cash flow analysis includes the estimated excess land value at the assumed expiration of the lease, based upon an analysis of comparable land sales or listings in the general market area of the property grown at estimated market growth rates through the year of lease expiration.

The remaining economic life of leased assets is estimated by relying in part upon third-party appraisals of the leased assets, industry standards, and based on our experience. Different estimates of remaining economic life will affect the depreciation expense that is recorded.

Intangible Assets

We record above- and below-market lease intangible values for acquired properties based on the present value (using a discount rate reflecting the risks associated with the leases acquired including consideration of the credit of the lessee) of the difference between (i) the contractual rents to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or equivalent property, both of which are measured over a period equal to the estimated lease term, which includes any renewal options that have rental rates below estimated market rental rates. Estimates of market rent are generally determined by us relying in part upon a third-party appraisal obtained in connection with the property acquisition and can include estimates of market rent increase factors, which are generally provided in the appraisal or by local real estate brokers. We measure the fair value of below-market purchase option liabilities we acquire as the excess of the present value of the fair value of the real estate over the present value of the tenant’s exercise price at the option date.

W. P. Carey 2014 10-K – 66

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

Debt

When we acquire leveraged properties, the fair value of the related debt instruments is determined using a discounted cash flow model with rates that take into account the credit of the tenants, where applicable, and interest rate risk. Such resulting premium or discount is amortized over the remaining term of the obligation. We also consider the value of the underlying collateral taking into account the quality of the collateral, the credit quality of the tenant, the time until maturity, and the current interest rate.

Goodwill

In the case of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired and assumed, respectively, represents goodwill. We allocate goodwill to the respective reporting units in which such goodwill arose.

Impairments

We periodically assess whether there are any indicators that the value of our long-lived real estate and related intangibles may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, the vacancy of a property that is not subject to a lease; an upcoming lease expiration, a tenant with credit difficulty, or a likely disposition of the property. We may incur impairment charges on long-lived assets, including real estate, direct financing leases, assets held for sale, and equity investments in real estate. We may also incur impairment charges on marketable securities and goodwill. Estimates and judgments used when evaluating whether these assets are impaired are presented below.

Real Estate

For real estate assets held for investment, which include finite-lived intangibles in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the estimated future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The undiscounted cash flow analysis requires us to make our best estimate of market rents, residual values, and holding periods. We estimate market rents and residual values using market information from outside sources such as broker quotes or recent comparable sales. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets and associated intangible assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining our estimate of future cash flows and, if warranted, we apply a probability-weighted method to the different possible scenarios. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the carrying value of the property’s asset group is considered not recoverable. We then measure the impairment loss as the excess of the carrying value of the property’s asset group over its estimated fair value. The property’s asset group’s estimated fair value is primarily determined using market information from outside sources such as broker quotes or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value.

W. P. Carey 2014 10-K – 67

Assets Held for Sale

We classify real estate assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied, and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we carry the investment at the lower of its current carrying value or the fair value, less estimated cost to sell. We base the fair value on the contract and the estimated cost to sell on information provided by brokers and legal counsel. We then compare the asset’s fair value, less estimated cost to sell to its carrying value, and if the fair value, less estimated cost to sell is less than the property’s carrying value, we reduce the carrying value to the fair value, less estimated cost to sell. We will continue to review the initial impairment for subsequent changes in the fair value, and may recognize an additional impairment charge if warranted.

Direct Financing Leases

We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge equal to the difference between the fair value and the carrying amount of the residual value.

When we enter into a contract to sell the real estate assets that are recorded as direct financing leases, we evaluate whether we believe it is probable that the disposition will occur. If we determine that the disposition is probable, we assess the carrying amount for recoverability and if as a result of the decreased expected cash flows, we determine that our carrying value is not fully recoverable, we record an allowance for credit losses to reflect the change in the estimate of the undiscounted future rents. Accordingly, the net investment balance is written down to fair value.

Equity Investments in Real Estate and the Managed REITs

We evaluate our equity investments in real estate and in the Managed REITs on a periodic basis to determine if there are any indicators that the value of our equity investments may be impaired and whether or not that impairment is other-than-temporary. For our equity investments in real estate, we calculate the estimated fair value of the underlying investment’s real estate or net investment in direct financing lease as described in Real Estate and Direct Financing Leases above. The fair value of the underlying investment’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying investment’s other financial assets and liabilities (excluding net investment in direct financing leases) have fair values that generally approximate their carrying values. For our investments in certain Managed REITs, we calculate the estimated fair value of our investment using the most recently published net asset value per share of each Managed REIT, which for CPA®:18 – Global is deemed to be the most recent offering price through December 31, 2014, multiplied by the number of shares owned.

Goodwill

We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event using a two-step process. To identify any impairment, we first compare the estimated fair value of each of our reporting units with their respective carrying amount, including goodwill. We calculate the estimated fair value of the Investment Management reporting unit by applying a price-to-EBITDA multiple to earnings. For the Real Estate Ownership reporting unit, we calculate its estimated fair value by applying an AFFO multiple. For both reporting units, the multiples are based on comparable companies. The selection of the comparable companies and transactions to be used in our evaluation process could have a significant impact on the fair value of our reporting units and possible impairments. If the fair value of the reporting unit exceeds its carrying amount, we do not consider goodwill to be impaired and no further analysis is required. If the carrying amount of the reporting unit exceeds its estimated fair value, we then perform the second step to determine and measure the amount of the potential impairment charge.

For the second step, if it were required, we compare the implied fair value of the goodwill for each reporting unit with its respective carrying amount and record an impairment charge equal to the excess of the carrying amount over the implied fair value. We would determine the implied fair value of the goodwill by allocating the estimated fair value of the reporting unit to its assets and liabilities. The excess of the estimated fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill.

Our annual impairment test for the goodwill recorded in both our reporting units is evaluated in the fourth quarter of every year.

W. P. Carey 2014 10-K – 68

Proposed Accounting Change

The following proposed accounting change may potentially impact our Real Estate Ownership and Investment Management segments if the outcome has a significant influence on sale-leaseback demand in the marketplace:

The International Accounting Standards Board and the Financial Accounting Standards Board have issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize. In May 2013, the International Accounting Standards Board and the Financial Accounting Standards Board issued a revised exposure draft for public comment and the comment period ended in September 2013. As of the date of this Report, the International Accounting Standards Board and the Financial Accounting Standards Board continue their redeliberations of the proposals included in the May 2013 Exposure Draft based on the comments received, and the proposed guidance has not yet been finalized, and as such we are unable to determine whether this proposal will have a material impact on our business.

Supplemental Financial Measures

In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use Funds from Operations, or FFO, and AFFO, supplemental non-GAAP measures, which are uniquely defined by our management. We believe that these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of FFO and AFFO and reconciliations of FFO and AFFO to the most directly comparable GAAP measures are provided below.

Adjusted Funds from Operations

FFO is a non-GAAP measure defined by the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines FFO as net income or loss (as computed in accordance with GAAP) excluding: depreciation and amortization expense from real estate assets, impairment charges on real estate, gains or losses from sales of depreciated real estate assets and extraordinary items; however, FFO related to assets held for sale, sold or otherwise transferred and included in the results of discontinued operations are included. These adjustments also incorporate the pro rata share of unconsolidated subsidiaries. FFO is used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers. Although NAREIT has published this definition of FFO, companies often modify this definition as they seek to provide financial measures that meaningfully reflect their distinctive operations.

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

W. P. Carey 2014 10-K – 69

earnings computed under GAAP or as alternatives to cash from operating activities computed under GAAP or as indicators of our ability to fund our cash needs.

FFO and AFFO were as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net income attributable to W. P. Carey	$239,826	$98,876	$62,132
Adjustments:
Depreciation and amortization of real property	232,692	121,730	45,982
(Gain) loss on sale of real estate, net	(34,079)	(39,711)	2,676
Impairment charges	23,067	13,156	22,962
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(11,808)	5,783	(5,504)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	5,381	10,588	5,545
Gain on sale of real estate, net	—	(16,456)	(15,233)
Total adjustments	215,253	95,090	56,428
FFO (as defined by NAREIT)	455,079	193,966	118,560
Adjustments:
Gain on change in control of interests (a) (b)	(105,947)	—	(20,734)
Above- and below-market rent intangible lease amortization, net	59,050	29,197	7,696
Merger expenses (c)	44,339	5,030	41,338
Stock-based compensation	31,075	37,195	26,052
Tax benefit — deferred and other non-cash charges	(22,582)	(19,370)	(26,800)
Straight-line and other rent adjustments	(17,116)	(8,019)	(4,446)
Other amortization and non-cash charges (d)	10,343	779	(585)
Loss on extinguishment of debt	9,835	1,189	—
Other, net (e)	5,369	(462)	(118)
Amortization of deferred financing costs	4,077	4,069	3,040
Property acquisition expenses (f)	3,994	4,074	—
Realized (gains) losses on foreign currency, derivatives and other	(95)	717	767
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at AFFO:
AFFO adjustments to equity earnings from equity investments	6,190	41,587	37,234
Straight-line rent and other rent adjustments	(359)	(516)	(1,468)
Other amortization and non-cash charges (d)	196	691	624
Above- and below-market rent intangible lease amortization, net	24	1,086	163
Hellweg 2 restructuring (g)	—	8,357	—
Impairment charge	—	553	—
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	(3,006)	(5,972)	(692)
Total adjustments	25,387	100,185	62,071
AFFO	$480,466	$294,151	$180,631

Summary
FFO — as defined by NAREIT	$455,079	$193,966	$118,560
AFFO	$480,466	$294,151	$180,631
__________

(a)
Gain on change in control of interests for the year ended December 31, 2014 represents a gain of $75.7 million recognized on our previously-held interest in shares of CPA®:16 – Global common stock and a gain of $30.2 million recognized on the

W. P. Carey 2014 10-K – 70

purchase of the remaining interests in nine investments from CPA®:16 – Global, which we had previously accounted for under the equity method.

(b)
Gain on change in control of interests for the year ended December 31, 2012 represents a gain of $14.6 million recognized on our previously-held interest in shares of CPA®:15 common stock, and a gain of $6.1 million recognized on the purchase of the remaining interests in five investments from CPA®:15, which we had previously accounted for under the equity method.

(c)
Amount for the years ended December 31, 2014 and 2012 includes reported merger costs as well as income tax expense incurred in connection with the CPA®:16 Merger and the CPA®:15 Merger, respectively. Income tax expense incurred in connection with the CPA®:16 Merger and the CPA®:15 Merger represents the current portion of income tax expense including the permanent difference incurred upon recognition of deferred revenue associated with the accelerated vesting of shares previously issued to us by CPA®:16 – Global and CPA®:15 for asset management and performance fees.

(d)	Represents primarily unrealized gains and losses from foreign currency exchange and derivatives, as well as amounts for the amortization of contracts.

(e)
Other, net for the year ended December 31, 2014 primarily consists of proceeds from the bankruptcy settlement claim with U.S. Aluminum of Canada, a former CPA®:16 – Global tenant that was acquired as part of the CPA®:16 Merger on January 31, 2014, and under GAAP was accounted for in purchase accounting.

(f)	Prior to the second quarter of 2013, this amount was insignificant and therefore not included in the AFFO calculation.

(g)	In connection with the Hellweg 2 restructuring in October 2013, our share of the German real estate transfer tax incurred by Hellweg 2 was $8.4 million (Note 7).

While we believe that FFO and AFFO are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance. These non-GAAP measures should be used in conjunction with net income as defined by GAAP. FFO and AFFO, or similarly titled measures disclosed by other REITs, may not be comparable to our FFO and AFFO measures.

W. P. Carey 2014 10-K – 71

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange risk, and we are also exposed to further market risk as a result of concentrations of tenants in certain industries and/or geographic regions. Adverse market factors can affect the ability of tenants in a particular industry/region to meet their respective lease obligations. In order to manage this risk, we view our collective tenant roster as a portfolio, and in our investment decisions we attempt to diversify our portfolio so that we are not overexposed to a particular industry or geographic region.

Generally, we do not use derivative instruments to hedge credit/market risks or for speculative purposes. However, from time to time, we may enter into foreign currency forward contracts to hedge our foreign currency cash flow exposures.

Interest Rate Risk

The values of our real estate, related fixed-rate debt obligations, and our note receivable investments are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled, if we do not choose to repay the debt when due. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our owned and managed assets to decrease, which would create lower revenues from managed assets and lower investment performance for the Managed REITs. Increases in interest rates may also have an impact on the credit profile of certain tenants.

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners obtained, and may in the future obtain, variable-rate, non-recourse mortgage loans, and as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of the loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At December 31, 2014, we estimated that the total fair value of our interest rate swaps and caps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $12.9 million (Note 10).

At December 31, 2014, a significant portion (approximately 74%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at December 31, 2014 ranged from 2.6% to 11.5%. The contractual annual interest rates on our variable-rate debt at December 31, 2014 ranged from 1.0% to 7.6%. Our debt obligations are more fully described under Financial Condition in Item 7 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2014 (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total	Fair value
Fixed-rate debt (a)	$175,099	$345,005	$686,463	$134,352	$86,499	$1,240,710	$2,668,128	$2,745,730
Variable-rate debt (a)	$34,982	$264,145	$65,491	$954,022	$13,278	$83,268	$1,415,186	$1,413,255
 ___________

(a)	Amounts are based on the exchange rate at December 31, 2014, as applicable.

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or that has been subject to interest rate caps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at December 31, 2014 by an aggregate increase of $113.1 million or an aggregate decrease of $115.3 million, respectively.

W. P. Carey 2014 10-K – 72

Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at December 31, 2014 would increase or decrease by $10.8 million for each respective 1% change in annual interest rates. As more fully described under Financial Condition — Summary of Financing in Item 7 above, a portion of the debt classified as variable-rate debt in the tables above bore interest at fixed rates at December 31, 2014 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own foreign investments, primarily in the European Union, Asia, and Australia, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, and the Australian dollar, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the net cash flow from that investment. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the year ended December 31, 2014, we recognized net realized and unrealized foreign currency transaction losses of $0.4 million and $8.7 million, respectively. These losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the euro on accrued interest receivable on notes receivable from consolidated subsidiaries.

We enter into foreign currency forward contracts to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. The total estimated fair value of our foreign currency forward contracts, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net asset position of $16.3 million at December 31, 2014. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations as of December 31, 2014, during each of the next five calendar years and thereafter, are as follows (in thousands):

Lease Revenues (a)	2015	2016	2017	2018	2019	Thereafter	Total
Euro (c)	$175,685	$170,719	$161,253	$147,665	$128,852	$912,392	$1,696,566
British pound sterling (d)	12,619	12,521	12,581	12,696	12,906	145,936	209,259
Australian dollar (e)	10,906	10,906	10,906	10,906	10,906	161,654	216,184
Other foreign currencies (f)	14,125	14,282	14,453	14,620	15,073	118,015	190,568
	$213,335	$208,428	$199,193	$185,887	$167,737	$1,337,997	$2,312,577

Scheduled debt service payments (principal and interest) for mortgage notes payable for our foreign operations as of December 31, 2014, during each of the next five calendar years and thereafter, are as follows (in thousands):

Debt service (a) (b)	2015	2016	2017	2018	2019	Thereafter	Total
Euro (c)	$157,998	$192,769	$400,552	$144,487	$9,083	$62,676	$967,565
British pound sterling (d)	17,705	975	975	975	975	15,402	37,007
Other foreign currencies (e)	3,149	3,128	8,051	10,182	809	4,158	29,477
Revolver - euro (c) (g)	—	—	—	419,382	—	—	419,382
Revolver - British pound sterling (d) (g)	—	—	—	62,136	—	—	62,136
	$178,852	$196,872	$409,578	$637,162	$10,867	$82,236	$1,515,567

__________

(a)	Amounts are based on the applicable exchange rates at December 31, 2014. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at December 31, 2014.

W. P. Carey 2014 10-K – 73

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property level cash flow at December 31, 2014 of $3.1 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property level cash flow at December 31, 2014 of $1.1 million.

(e)
We estimate that, for a 1% increase or decrease in the exchange rate between the Australian dollar and the U.S. dollar, there would be a corresponding change in the projected estimated property level cash flow at December 31, 2014 of $1.9 million. There is no related mortgage loan on this investment.

(f)	Other foreign currencies consist of the Canadian dollar, the Malaysian ringgit, the Swedish krona, and the Thai baht.

(g)
Our Revolver is scheduled to mature on January 31, 2018 unless extended pursuant to its terms (Note 11). Borrowings under our Revolver in foreign currencies are designated and effective as economic hedges of our net investments in foreign entities (Note 10).

As a result of scheduled balloon payments on our international non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2017. In 2017, balloon payments totaling $383.4 million are due on ten non-recourse mortgage loans that are collateralized by properties that we own with affiliates. We currently anticipate that, by their respective due dates, we will have repaid or refinanced certain of these loans, but there can be no assurance that we will be able to refinance these loans on favorable terms, if at all. If refinancing has not occurred, we would expect to use our cash resources, including unused capacity on our Revolver, to make these payments, if necessary.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. As a result of the CPA®:16 Merger, our portfolio concentrations at December 31, 2014 changed significantly as compared to December 31, 2013. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our ABR as of December 31, 2014, in certain areas.

The majority of our directly owned real estate properties and related loans are located in the United States (65%), and no individual foreign country represented a significant geographic concentrations greater than 10% of our ABR at December 31, 2014. No individual tenant accounted for more than 10% of our ABR at December 31, 2014. At December 31, 2014, our directly owned real estate properties contain significant concentrations in the following asset types: office (32%), industrial (26%), warehouse/distribution (18%) and retail (12%); and in the following tenant industry: retail stores (20%).

There were no significant concentrations, individually or in the aggregate, related to our unconsolidated jointly-owned investments.

W. P. Carey 2014 10-K – 74

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

W. P. Carey 2014 10-K – 75

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of W.P. Carey Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of W.P. Carey Inc. and its subsidiaries (the “Company”) at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 8 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company adopted accounting standards update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changed the criteria for reporting discontinued operations in 2014.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 2, 2015

W. P. Carey 2014 10-K – 76

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Investments in real estate:
Real estate, at cost (inclusive of $184,417 and $78,782, respectively, attributable to variable interest entities, or VIEs)	$5,006,682	$2,516,325
Operating real estate, at cost (inclusive of $38,714 and $0, respectively, attributable to VIEs)	84,885	6,024
Accumulated depreciation (inclusive of $19,982 and $18,238, respectively, attributable to VIEs)	(258,493)	(168,958)
Net investments in properties	4,833,074	2,353,391
Net investments in direct financing leases (inclusive of $61,609 and $18,089, respectively, attributable to VIEs)	816,226	363,420
Assets held for sale	7,255	86,823
Net investments in real estate	5,656,555	2,803,634
Cash and cash equivalents (inclusive of $2,652 and $37, respectively, attributable to VIEs)	198,683	117,519
Equity investments in real estate, the Managed REITs and BDC	249,403	530,020
Due from affiliates	34,477	32,034
Goodwill	692,415	350,208
In-place lease and tenant relationship intangible assets, net (inclusive of $21,267 and $3,385, respectively, attributable to VIEs)	993,819	471,719
Above-market rent intangible assets, net (inclusive of $13,767 and $2,544, respectively, attributable to VIEs)	522,797	241,975
Other assets, net (inclusive of $18,603 and $4,246, respectively, attributable to VIEs)	289,179	131,841
Total assets	$8,637,328	$4,678,950
Liabilities and Equity
Liabilities:
Non-recourse debt, net (inclusive of $125,226 and $29,042, respectively, attributable to VIEs)	$2,532,683	$1,492,410
Senior credit facilities – revolver	807,518	100,000
Senior credit facilities – term loan	250,000	475,000
Senior unsecured notes, net	498,345	—
Below-market rent and other intangible liabilities, net (inclusive of $9,305 and $3,481, respectively, attributable to VIEs)	175,070	128,202
Accounts payable, accrued expenses and other liabilities (inclusive of $5,573 and $2,988, respectively, attributable to VIEs)	293,846	166,385
Deferred income taxes (inclusive of $587 and $0, respectively, attributable to VIEs)	82,982	39,040
Distributions payable	100,078	67,746
Total liabilities	4,740,522	2,468,783
Redeemable noncontrolling interest	6,071	7,436
Commitments and contingencies (Note 12)
Equity:
W. P. Carey stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 105,085,069 and 69,299,949 shares issued, respectively; and 104,040,653 and 68,266,570 shares outstanding, respectively	105	69
Additional paid-in capital	4,322,273	2,256,503
Distributions in excess of accumulated earnings	(465,606)	(318,577)
Deferred compensation obligation	30,624	11,354
Accumulated other comprehensive (loss) income	(75,559)	15,336
Less: treasury stock at cost, 1,044,416 and 1,033,379 shares, respectively	(60,948)	(60,270)
Total W. P. Carey stockholders’ equity	3,750,889	1,904,415
Noncontrolling interests	139,846	298,316
Total equity	3,890,735	2,202,731
Total liabilities and equity	$8,637,328	$4,678,950

See Notes to Consolidated Financial Statements.

W. P. Carey 2014 10-K – 77

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2014	2013	2012
Revenues
Real estate revenues:
Lease revenues	$573,829	$299,624	$119,296
Operating property revenues	28,913	956	925
Reimbursable tenant costs	24,862	13,314	7,468
Lease termination income and other	15,526	2,071	1,492
	643,130	315,965	129,181
Revenues from the Managed REITS:
Reimbursable costs	130,212	73,572	98,245
Structuring revenue	71,256	46,589	48,355
Asset management revenue	38,063	42,670	56,666
Dealer manager fees	23,532	10,856	19,914
Incentive, termination and subordinated disposition revenue	—	199	—
	263,063	173,886	223,180
	906,193	489,851	352,361
Operating Expenses
Depreciation and amortization	237,123	121,822	44,427
Reimbursable tenant and affiliate costs	155,074	86,886	105,713
General and administrative	91,588	67,063	68,854
Property expenses, excluding reimbursable tenant costs	37,725	8,082	4,555
Merger and property acquisition expenses	34,465	9,230	31,639
Stock-based compensation expense	31,075	37,195	26,052
Impairment charges	23,067	5,294	—
Dealer manager fees and expenses	21,760	13,028	17,787
Subadvisor fees	5,501	4,106	464
	637,378	352,706	299,491
Other Income and Expenses
Interest expense	(178,122)	(103,728)	(46,448)
Gain on change in control of interests	105,947	—	20,744
Equity in earnings of equity method investments in real estate and the Managed REITs	44,116	52,731	62,392
Other income and (expenses)	(11,977)	9,421	2,389
	(40,036)	(41,576)	39,077
Income from continuing operations before income taxes and gain (loss) on sale of real estate	228,779	95,569	91,947
Provision for income taxes	(17,609)	(1,252)	(6,772)
Income from continuing operations before gain (loss) on sale of real estate	211,170	94,317	85,175
Income (loss) from discontinued operations, net of tax	33,318	38,180	(24,735)
Gain (loss) on sale of real estate, net of tax	1,581	(332)	2,339
Net Income	246,069	132,165	62,779
Net income attributable to noncontrolling interests	(6,385)	(32,936)	(607)
Net loss (income) attributable to redeemable noncontrolling interest	142	(353)	(40)
Net Income Attributable to W. P. Carey	$239,826	$98,876	$62,132
Basic Earnings Per Share
Income from continuing operations attributable to W. P. Carey	$2.08	$1.22	$1.83
Income (loss) from discontinued operations attributable to W. P. Carey	0.34	0.21	(0.53)
Net Income Attributable to W. P. Carey	$2.42	$1.43	$1.30
Diluted Earnings Per Share
Income from continuing operations attributable to W. P. Carey	$2.06	$1.21	$1.80
Income (loss) from discontinued operations attributable to W. P. Carey	0.33	0.20	(0.52)
Net Income Attributable to W. P. Carey	$2.39	$1.41	$1.28
Weighted-Average Shares Outstanding
Basic	98,764,164	68,691,046	47,389,460
Diluted	99,827,356	69,708,008	48,078,474
Amounts Attributable to W. P. Carey
Income from continuing operations, net of tax	$206,329	$84,637	$87,571
Income (loss) from discontinued operations, net of tax	33,497	14,239	(25,439)
Net Income	$239,826	$98,876	$62,132

See Notes to Consolidated Financial Statements.

W. P. Carey 2014 10-K – 78

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Net Income	$246,069	$132,165	$62,779
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(117,938)	21,835	7,809
Realized and unrealized gain (loss) on derivative instruments	21,085	20	(2,262)
Change in unrealized loss on marketable securities	(10)	—	(7)
	(96,863)	21,855	5,540
Comprehensive Income	149,206	154,020	68,319

Amounts Attributable to Noncontrolling Interests
Net income	(6,385)	(32,936)	(607)
Foreign currency translation adjustments	5,977	(1,883)	(1,676)
Comprehensive income attributable to noncontrolling interests	(408)	(34,819)	(2,283)
Amounts Attributable to Redeemable Noncontrolling Interest
Net loss (income)	142	(353)	(40)
Foreign currency translation adjustments	(9)	13	(6)
Comprehensive loss (income) attributable to redeemable noncontrolling interest	133	(340)	(46)
Comprehensive Income Attributable to W. P. Carey	$148,931	$118,861	$65,990

See Notes to Consolidated Financial Statements.

W. P. Carey 2014 10-K – 79

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2014, 2013, and 2012
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
					Distributions		Accumulated
	Common Stock			Additional	in Excess of	Deferred	Other		Total
	No Par Value	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	Treasury	W. P. Carey	Noncontrolling
	Shares	Shares	Amount	Capital	Earnings	Obligation	(Loss) Income	Stock	Stockholders	Interests	Total
Balance at January 1, 2012	39,729,018	—	—	$779,071	$(95,046)	$7,063	$(8,507)	$—	$682,581	$33,821	$716,402
Exchange of shares of W. P. Carey & Co. LLC for shares of W. P. Carey Inc. in connection with the CPA®:15 Merger	(39,834,827)	39,834,827	40	(40)					—		—
Shares issued to stockholders of CPA®:15 in connection with the CPA®:15 Merger		28,170,643	28	1,380,333					1,380,361		1,380,361
Purchase of noncontrolling interests in connection with the Merger				(154)					(154)	237,513	237,359
Reclassification of Estate Shareholders shares				(40,000)					(40,000)		(40,000)
Exercise of stock options and employee purchase under the employee share purchase plan	30,993	13,768		1,553					1,553		1,553
Cash proceeds on issuance of shares to third party		937,500	1	44,999					45,000		45,000
Grants issued in connection with services rendered	427,425	3,822							—		—
Shares issued under share incentive plans	238,728	27,044		646					646		646
Contributions									—	3,291	3,291
Forfeitures of shares	(29,919)								—		—
Windfall tax benefits - share incentive plans				10,185					10,185		10,185
Amortization of stock-based compensation expense				25,067		971			26,038		26,038
Redemption value adjustment				(840)					(840)		(840)
Distributions to noncontrolling interests									—	(6,649)	(6,649)
Distributions declared ($2.44 per share)					(139,268)	324			(138,944)		(138,944)
Purchase of treasury stock from related parties	(561,418)	(416,408)						(45,270)	(45,270)		(45,270)
Cancellation of shares		(85,671)		(25,000)				25,000	—		—
Net income					62,132				62,132	607	62,739
Other comprehensive income:
Foreign currency translation adjustments							6,127		6,127	1,594	7,721
Realized and unrealized loss on derivative instruments							(2,262)		(2,262)		(2,262)
Change in unrealized gain on marketable securities							(7)		(7)		(7)
Balance at December 31, 2012	—	68,485,525	69	2,175,820	(172,182)	8,358	(4,649)	(20,270)	1,987,146	270,177	2,257,323
Reclassification of Estate Shareholders’ shares from temporary equity to permanent equity				40,000					40,000		40,000
Exercise of stock options and employee purchase under the employee share purchase plan		55,423		2,312					2,312		2,312
Grants issued in connection with services rendered		295,304							—		—
Shares issued under share incentive plans		47,289		(9,183)					(9,183)		(9,183)
Contributions from noncontrolling interests									—	65,145	65,145
Windfall tax benefits - share incentive plans				12,817					12,817		12,817
Amortization of stock-based compensation expense				34,737		2,459			37,196		37,196
Distributions to noncontrolling interests									—	(71,820)	(71,820)
Distributions declared ($3.39 per share)					(245,271)	537			(244,734)		(244,734)
Purchase of treasury stock from related party		(616,971)						(40,000)	(40,000)		(40,000)
Foreign currency translation									—	(5)	(5)
Net income					98,876				98,876	32,936	131,812
Other comprehensive income:
Foreign currency translation adjustments							19,965		19,965	1,883	21,848
Realized and unrealized loss on derivative instruments							20		20		20
Balance at December 31, 2013	—	68,266,570	69	2,256,503	(318,577)	11,354	15,336	(60,270)	1,904,415	298,316	2,202,731
(Continued)

W. P. Carey 2014 10-K – 80

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
Years Ended December 31, 2014, 2013, and 2012
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
					Distributions		Accumulated
	Common Stock			Additional	in Excess of	Deferred	Other		Total
	No Par Value	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	Treasury	W. P. Carey	Noncontrolling
	Shares	Shares	Amount	Capital	Earnings	Obligation	(Loss) Income	Stock	Stockholders	Interests	Total
Balance at January 1, 2014	—	68,266,570	$69	$2,256,503	$(318,577)	$11,354	$15,336	$(60,270)	$1,904,415	$298,316	$2,202,731
Shares issued to stockholders of CPA®:16 – Global in connection with the CPA®:16 Merger		30,729,878	31	1,815,490					1,815,521		1,815,521
Shares issued in public offering		4,600,000	5	282,157					282,162		282,162
Purchase of the remaining interests in less-than-wholly-owned investments that we already consolidate in connection with the CPA®:16 Merger				(41,374)					(41,374)	(239,562)	(280,936)
Purchase of noncontrolling interests in connection with the CPA®:16 Merger									—	99,757	99,757
Contributions from noncontrolling interests									—	570	570
Exercise of stock options and employee purchase under the employee share purchase plan		39,655		1,890					1,890		1,890
Grants issued in connection with services rendered		368,347		(15,737)					(15,737)		(15,737)
Shares issued under the share incentive plans		47,240		(1,428)					(1,428)		(1,428)
Deferral of vested shares				(15,428)		15,428			—		—
Windfall tax benefits - share incentive plans				5,641					5,641		5,641
Amortization of stock-based compensation expense				31,075					31,075		31,075
Redemption value adjustment				306					306		306
Distributions to noncontrolling interests									—	(19,719)	(19,719)
Distributions declared ($3.685 per share)				3,178	(386,855)	3,842			(379,835)		(379,835)
Purchase of treasury stock from related party		(11,037)						(678)	(678)		(678)
Foreign currency translation									—	76	76
Net income					239,826				239,826	6,385	246,211
Other comprehensive loss:
Foreign currency translation adjustments							(111,970)		(111,970)	(5,977)	(117,947)
Realized and unrealized loss on derivative instruments							21,085		21,085		21,085
Change in unrealized gain on marketable securities							(10)		(10)		(10)
Balance at December 31, 2014	—	104,040,653	$105	$4,322,273	$(465,606)	$30,624	$(75,559)	$(60,948)	$3,750,889	$139,846	$3,890,735

See Notes to Consolidated Financial Statements.

W. P. Carey 2014 10-K – 81

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash Flows — Operating Activities
Net income	$246,069	$132,165	$62,779
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	248,549	140,316	55,114
Gain on change in control of interests	(105,947)	—	(20,794)
Straight-line rent and amortization of rent-related intangibles	44,843	21,333	2,831
Management and disposition income received in shares of Managed REITs and other	(39,866)	(33,572)	(28,477)
Stock-based compensation expense	31,075	37,195	26,038
(Gain) loss on sale of real estate	(29,250)	(39,711)	2,773
Impairment charges	23,067	13,709	22,962
Unrealized loss (gain) on derivatives and other	3,246	(7,529)	(1,861)
Equity in earnings of equity method investments in real estate and the Managed REITs in excess of distributions received	(1,307)	(10,177)	(17,271)
Amortization of deferred revenue	(786)	(9,436)	(9,436)
Realized (gain) loss on extinguishment of debt and other	(234)	1,375	595
Changes in assets and liabilities:
Increase in structuring revenue receivable	(23,713)	(13,788)	(20,304)
Increase in current and deferred income taxes payable	(19,087)	(21,978)	(6,936)
Payments for withholding taxes upon delivery of equity-based awards and exercises of stock options	(17,165)	(11,476)	(6,135)
Deferred acquisition fees received	15,724	18,633	21,059
Decrease (increase) in prepaid taxes	6,394	(5,967)	(11,341)
Net changes in other operating assets and liabilities	17,480	(3,184)	9,047
Net Cash Provided by Operating Activities	399,092	207,908	80,643
Cash Flows — Investing Activities
Purchases of real estate and equity investments in real estate	(898,162)	(265,383)	(3,944)
Proceeds from sale of real estate and equity investments	285,742	171,300	73,204
Cash acquired in connection with the CPA®:16 Merger	65,429	—	—
Capital expenditures on owned real estate	(26,404)	(6,906)	(4,059)
Capital contributions to equity investments	(25,468)	(1,945)	(726)
Change in investing restricted cash	(23,731)	43,067	(9,119)
Capital expenditures on corporate assets	(18,262)	(7,133)	(2,145)
Distributions received from equity investments in real estate and the Managed REITs in excess of equity income	13,101	58,018	46,294
Proceeds from repayment of short-term loan to affiliates	11,000	15,000	—
Funding of short-term loan to affiliates	(11,000)	(15,000)	—
Purchase of securities	(7,664)	—	—
Other investing activities, net	(3,469)	2,608	372
Cash paid to stockholders of CPA®:16 – Global in the CPA®:16 Merger	(1,338)	—	—
Cash paid to stockholders of CPA®:15 in the CPA®:15 Merger	—	—	(152,356)
Cash acquired in connection with the CPA®:15 Merger	—	—	178,945
Net Cash (Used in) Provided by Investing Activities	(640,226)	(6,374)	126,466
Cash Flows — Financing Activities
Proceeds from senior credit facilities	1,757,151	735,000	300,000
Repayments of senior credit facilities	(1,415,000)	(413,000)	(280,160)
Proceeds from issuance of senior unsecured notes	498,195	—	—
Distributions paid	(347,902)	(220,395)	(113,867)
Proceeds from issuance of shares in public offering	282,162	—	—
Prepayments of mortgage principal	(220,786)	—	—
Scheduled payments of mortgage principal	(205,024)	(391,764)	(54,964)
Distributions paid to noncontrolling interests	(20,646)	(72,059)	(7,314)
Proceeds from mortgage financing	20,354	115,567	23,750
Payment of financing costs and mortgage deposits, net of deposits refunded	(12,321)	(2,368)	(2,557)
Windfall tax benefit associated with stock-based compensation awards	5,641	12,817	10,185
Proceeds from exercise of stock options and employee purchases under the employee share purchase plan	1,890	2,312	51,644
Contributions from noncontrolling interests	693	65,145	3,291
Purchase of treasury stock from related parties	(679)	(40,000)	(45,270)
Change in financing restricted cash	(588)	(1,843)	1,970
Net Cash Provided by (Used in) Financing Activities	343,140	(210,588)	(113,292)
Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash	(20,842)	2,669	790
Net increase (decrease) in cash and cash equivalents	81,164	(6,385)	94,607
Cash and cash equivalents, beginning of year	117,519	123,904	29,297
Cash and cash equivalents, end of year	$198,683	$117,519	$123,904

See Notes to Consolidated Financial Statements.

W. P. Carey 2014 10-K – 82

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

Supplemental Non-Cash Investing and Financing Activities:

2014 — On January 31, 2014, CPA®:16 – Global merged with and into us in the CPA®:16 Merger (Note 3). The following table summarizes estimated fair values of the assets acquired and liabilities assumed in the CPA®:16 Merger (in thousands):

Total Consideration
Fair value of W. P. Carey shares of common shares issued	$1,815,521
Cash consideration for fractional shares	1,338
Fair value of our equity interest in CPA®:16 – Global prior to the CPA®:16 Merger	349,749
Fair value of our equity interest in jointly-owned investments with CPA®:16 – Global prior to the CPA®:16 Merger	172,720
Fair value of noncontrolling interests acquired	(278,187)
2,061,141
Assets Acquired at Fair Value
Net investments in real estate	1,970,175
Net investments in direct financing leases	538,225
Equity investments in real estate	74,367
Assets held for sale	133,415
Goodwill	346,642
In-place lease intangible assets	553,723
Above-market rent intangible assets	395,824
Other assets	85,567
Liabilities Assumed at Fair Value
Non-recourse debt and line of credit	(1,768,288)
Accounts payable, accrued expenses and other liabilities	(118,389)
Below-market rent and other intangible liabilities	(57,569)
Deferred tax liability	(58,347)
Amounts attributable to noncontrolling interests	(99,633)
Net assets acquired excluding cash	1,995,712
Cash acquired on acquisition of subsidiaries	$65,429

2013 — On November 27, 2013, we purchased a domestic office building for $33.6 million (Note 5). This transaction consisted of the acquisition and assumption of certain assets and liabilities, respectively, as detailed in the table below (in thousands).

Cash Consideration	$13,748
Assets Acquired at Fair Value
Net investments in real estate	$33,625
In-place lease intangible assets, net	872
Above-market rent intangible assets, net	722
Other assets	1,170
Liabilities Assumed at Fair Value
Non-recourse debt	(21,023)
Below-market rent and other intangible liabilities	(1,618)
Net assets acquired	$13,748
See Notes to Consolidated Financial Statements.

W. P. Carey 2014 10-K – 83

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

2012 — On September 28, 2012, CPA®:15 merged with and into us in the CPA®:15 Merger (Note 3). The following table summarizes estimated fair values of the assets acquired and liabilities assumed in the acquisition (in thousands):

Total Consideration
Fair value of W. P. Carey shares of common stock issued	$1,380,362
Cash consideration	152,356
Fair value of W. P. Carey & Co. LLC equity interest in CPA®:15 prior to the CPA®:15 Merger	107,147
Fair value of W. P. Carey & Co. LLC equity interest in jointly-owned investments with CPA®:15 prior to the CPA®:15 Merger	54,822
1,694,687
Assets Acquired at Fair Value
Net investments in real estate	1,762,872
Net investments in direct financing leases	315,789
Equity investments in real estate	166,247
Goodwill	268,683
Intangible assets	695,310
Other assets	81,750
Liabilities Assumed at Fair Value
Non-recourse debt	(1,350,755)
Below-market rent and other intangible liabilities	(102,155)
Accounts payable, accrued expenses and other liabilities	(84,640)
Amounts attributable to noncontrolling interests	(237,359)
Net assets acquired excluding cash	1,515,742
Cash acquired on acquisition of subsidiaries	$178,945

Supplemental Cash Flow Information
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Interest paid	$156,335	$98,599	$38,092
Income taxes paid	$25,247	$14,405	$12,501

See Notes to Consolidated Financial Statements.

W. P. Carey 2014 10-K – 84

W. P. CAREY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Organization

W. P. Carey Inc. is a REIT that provides long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and manages a global investment portfolio. We invest primarily in commercial properties domestically and internationally. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires each tenant to pay substantially all of the costs associated with operating and maintaining the property. Through our TRSs, we also earn revenue as the advisor to publicly-owned, non-listed REITs, which are sponsored by us under the CPA® brand name, that invest in similar properties. At December 31, 2014, we were the advisor to the following CPA® REITs: CPA®:17 – Global and CPA®:18 – Global. At that date, we were also the advisor to CWI, a publicly-owned, non-listed REIT that invests in lodging and lodging-related properties. Currently, we also serve as advisor to CWI 2, a new non-listed lodging REIT. We also have invested in CCIF, a newly formed BDC, and plan to serve as advisor to CCIF and to invest the funds that we raise on behalf of its two feeder funds, which will also be BDCs, in shares of CCIF. While we have filed registration statements for the BDCs with the SEC, none of these registration statements has been declared effective by the SEC and there can be no assurance as to whether or when such offerings will be commenced (Note 2).

We were formed as a corporation under the laws of Maryland on February 15, 2012. On September 28, 2012, CPA®:15 merged with and into us, with CPA®:15 surviving as an indirect, wholly-owned subsidiary of ours. In connection with the CPA®:15 Merger, W. P. Carey & Co. LLC, our predecessor, which was formed under the laws of Delaware on July 15, 1996, completed an internal reorganization whereby W. P. Carey & Co. LLC and its subsidiaries merged with and into us, with W. P. Carey as the surviving corporation, succeeding to and continuing to operate the existing business of our predecessor. Upon completion of the CPA®:15 Merger and the REIT reorganization, the shares of our predecessor were delisted from the New York Stock Exchange and canceled, and our common stock became listed on the New York Stock Exchange under the same ticker symbol, “WPC.”

On January 31, 2014, CPA®:16 – Global merged with and into us based on a merger agreement, dated as of July 25, 2013 (Note 3). In September 2014, we issued 4,600,000 shares of our common stock, $0.001 par value per share through the Equity Offering, at a price of $64.00 per share (Note 13).

We have elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code. As a REIT, we are not generally subject to U.S. federal income taxation other than from our TRSs as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We hold all of our real estate assets attributable to our Real Estate Ownership segment under the REIT structure, while the activities conducted by our Investment Management segment subsidiaries have been organized under TRSs.

Reportable Segments

Real Estate Ownership — We own and invest in commercial properties principally in the United States, Europe, and Asia that are then leased to companies, primarily on a triple-net lease basis. We have also invested in several operating properties, such as lodging and self-storage properties. We earn lease revenues from our wholly-owned and co-owned real estate investments that we control. In addition, we generate equity income through co-owned real estate investments that we do not control and through our ownership of shares of the Managed REITs (Note 7). Through our special member interests in the operating partnerships of the Managed REITs, we also participate in their cash flows (Note 4). Our owned portfolio was comprised of our full or partial ownership interests in 783 properties, substantially all of which were net leased to 219 tenants, with an occupancy rate of 98.6%, and totaled approximately 87.3 million square feet (unaudited).

Investment Management — Through our TRSs, we structure and negotiate investments and debt placement transactions for the Managed REITs, for which we earn structuring revenue, and manage their portfolios of real estate investments, for which we earn asset-based management and performance revenue. We earn disposition revenue when we negotiate and structure the sale of properties on behalf of the Managed REITs, and we may also earn incentive revenue and receive other compensation in connection with providing liquidity events for the Managed REITs’ stockholders. Collectively, at December 31, 2014, CPA®:17 – Global and CPA®:18 – Global owned all or a portion of 404 properties, including certain properties in which we have an ownership interest. Substantially all of these properties, totaling approximately 43.0 million square feet (unaudited), were net leased to 180 tenants, with an average occupancy rate of approximately 99.8%. The existing Managed REITs also had interests in 115 operating properties for an aggregate of approximately 12.8 million square feet (unaudited) at December 31, 2014. We have begun to explore alternatives for expanding our investment management operations beyond advising the existing Managed REITs. Any such expansion could involve the purchase of properties or other investments as principal, either for our

W. P. Carey 2014 10-K – 85

Notes to Consolidated Financial Statements

owned portfolio or with the intention of transferring such investments to a newly-created fund, as well as the sponsorship of one or more funds to make investments other than primarily net-lease investments, like CWI, CWI 2 and the BDCs.

Note 2. Summary of Significant Accounting Policies

Basis of Consolidation

Our consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries and our tenancy-in-common interests as described below. The portion of equity in a consolidated subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated. The consolidated financial statements include the historical results of our predecessor prior to the REIT reorganization, the CPA®:15 Merger and the CPA®:16 Merger.

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

For an entity that is not considered to be a VIE but rather a voting interest entity, the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. We evaluate the partnership agreements or other relevant contracts to determine whether there are provisions in the agreements that would overcome this presumption. If the agreements provide the limited partners with either (i) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partners without cause or (ii) substantive participating rights, the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, and, therefore, the general partner must account for its investment in the limited partnership using the equity method of accounting.

We have an investment in a tenancy-in-common interest in various underlying international properties. Consolidation of this investment is not required as such interest does not qualify as a VIE and does not meet the control requirement for consolidation. Accordingly, we account for this investment using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment provides us with significant influence on the operating and financial decisions of this investment. We also have certain investments in wholly-owned tenancy-in-common interests, which we now consolidate after we obtained the remaining interests in the CPA®:16 Merger.

Additionally, we own interests in single-tenant, net-leased properties leased to companies through noncontrolling interests in partnerships and limited liability companies that we do not control but over which we exercise significant influence. We account for these investments under the equity method of accounting. At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the jointly-owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits. At December 31, 2014, none of our equity investments had carrying values below zero.

In June 2014, CWI 2 filed a registration statement on Form S-11 with the SEC to sell up to $1.0 billion of its common stock in an initial public offering, plus up to an additional $400.0 million of its common stock under a dividend reinvestment plan. In January 2015, CWI 2 amended the registration statement so that the offering is for up to $1.4 billion of its common stock plus up to an additional $600.0 million of its common stock through its dividend reinvestment plan. The registration statement was declared effective by the SEC on February 9, 2015. Through December 31, 2014, the financial activity of CWI 2, which had no

W. P. Carey 2014 10-K – 86

Notes to Consolidated Financial Statements

significant assets, liabilities or operations, was included in our consolidated financial statements. We will continue to consolidate the financial activity of CWI 2 until it admits sufficient shareholders.

In September 2014, two feeder funds of CCIF, which are BDCs, each filed registration statements on Form N-2 with the SEC to sell up to 50,000,000 shares and 21,000,000 shares, respectively, of their beneficial interests in initial public offerings, with the proceeds to be invested in shares of CCIF. As of the date of this Report, the registration statements have not been declared effective by the SEC and there can be no assurance as to whether or when such offerings would be commenced. In December 2014, we invested $25.0 million in CCIF, and now account for our interest in CCIF under the equity method of accounting (Note 7).

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

Purchase Price Allocation

When we acquire properties with leases classified as operating leases, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The tangible assets consist of land, buildings and site improvements. The intangible assets, include the above- and below-market value of leases and the in-place leases, which includes a value for tenant relationships. Land is typically valued utilizing the sales comparison (or market) approach. Buildings are valued, as if vacant, using the cost and/or income approach. Site improvements are valued using the cost approach. The fair value of real estate is determined primarily by reference to portfolio appraisals which determines their values, on a property level, by applying a discounted cash flow analysis to the estimated net operating income for each property in the portfolio during the remaining anticipated lease term, and the estimated residual value. The estimated residual value of each property is based on a hypothetical sale of the property upon expiration of a lease factoring in the re-tenanting of such property at estimated current market rental rates, applying a selected capitalization rate and deducting estimated costs of sale. The discount rates and residual capitalization rates used to value the properties are selected based on several factors, including the creditworthiness of the lessees, industry surveys, property type, location, and age, current lease rates relative to market lease rates, and anticipated lease duration. In the case where a tenant has a purchase option deemed to be materially favorable to the tenant, or the tenant has long-term renewal options at rental rates below estimated market rental rates, we include the value of the exercise of such purchase option or long-term renewal options in the determination of residual value. Where a property is deemed to have excess land, the discounted cash flow analysis includes the estimated excess land value at the assumed expiration of the lease, based upon an analysis of comparable land sales or listings in the general market area of the property grown at estimated market growth rates through the year of lease expiration. See Real Estate Leased to Others and Depreciation below for a discussion of our significant accounting policies related to tangible assets.

We record above- and below-market lease intangible values for acquired properties based on the present value (using a discount rate reflecting the risks associated with the leases acquired including consideration of the credit of the lessee) of the difference between (i) the contractual rents to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or equivalent property, both of which are measured over a period equal to the estimated lease term, which includes renewal options that have rental rates below estimated market rental rates. We amortize the above-market lease intangible as a reduction of lease revenue over the remaining contractual lease term. We amortize the below-market lease intangible as an increase to lease revenue over the initial term and any renewal periods in the respective leases. We include the value of below-market leases in Below-market rent and other intangible liabilities in the consolidated financial statements.

We measure the fair value of the below-market purchase option liabilities we acquired in connection with the CPA®:15 Merger and CPA®:16 Merger as the excess of the present value of the fair value of the real estate over the present value of the tenant’s exercise price at the option date.

W. P. Carey 2014 10-K – 87

Notes to Consolidated Financial Statements

The value of any in-place lease is estimated to be equal to the acquirer’s avoidance of costs as a result of having tenants in place, that would be necessary to lease the property for a lease term equal to the remaining primary in-place lease term and the value of investment grade tenancy. The cost avoidance is derived first by determining the in-place lease term on the subject lease. Then, based on our review of the market, the cost to be borne by a property owner to replicate a market lease to the remaining in-place term is estimated. These costs consist of: (i) rent lost during downtime (i.e., assumed periods of vacancy), (ii) estimated expenses that would be incurred by the property owner during periods of vacancy, (iii) rent concessions (i.e. free rent), (iv) leasing commissions, and (v) tenant improvements allowances given to tenants. We determine these values using our estimates or by relying in part upon third-party appraisals. We amortize the capitalized value of in-place lease intangibles to expense over the remaining initial term of each lease. The amortization period for intangibles does not exceed the remaining depreciable life of the building.

If a lease is terminated, we charge the unamortized portion of above- and below-market lease values to lease revenues and in-place lease values to amortization expense.

When we acquire leveraged properties, the fair value of the related debt instruments is determined using a discounted cash flow model with rates that take into account the credit of the tenants, where applicable, and interest rate risk. Such resulting premium or discount is amortized over the remaining term of the obligation. We also consider the value of the underlying collateral, taking into account the quality of the collateral, the credit quality of the tenant, the time until maturity and the current interest rate.

Goodwill

In the case of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired and assumed, respectively, represents goodwill. We allocated goodwill to the respective reporting units in which such goodwill arose. Goodwill acquired in the CPA®:15 Merger and the CPA®:16 Merger was attributed to the Real Estate Ownership segment which comprises one reporting unit. In the event we dispose of a property that constitutes a business under GAAP from a reporting unit with goodwill, we allocate a portion of the reporting unit’s goodwill to that business in determining the gain or loss on the disposal of the business. The amount of goodwill allocated to the business is based on the relative fair value of the business to the fair value of the reporting unit.

Real Estate and Operating Real Estate

We carry land, buildings, and personal property at cost less accumulated depreciation. We capitalize improvements and significant renovations that increase the useful life of the properties, while we expense replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets as incurred.

Assets Held for Sale

We classify those assets that are associated with operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied, and we believe it is probable that the disposition will occur within one year. Assets held for sale are recorded at the lower of carrying value or estimated fair value, less estimated costs to sell. As described below, under Recent Accounting Requirements, on January 1, 2014, we adopted Accounting Standards Update 2014-08 and other than the properties classified as held for sale prior to adoption or acquired as held for sale upon acquisition no other sales qualify as discontinued operations. The results of operations and the related gain or loss on sale of properties that have been sold or that are classified as held for sale and in which we will have no significant continuing involvement are included in discontinued operations (Note 16).

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

We recognize gains and losses on the sale of properties when, among other criteria, we no longer have continuing involvement, the parties are bound by the terms of the contract, all consideration has been exchanged, and all conditions precedent to closing have been performed. At the time the sale is consummated, a gain or loss is recognized as the difference between the sale price, less any selling costs, and the carrying value of the property.

W. P. Carey 2014 10-K – 88

Notes to Consolidated Financial Statements

Notes Receivable

For investments in mortgage notes and loan participations, the loans are initially reflected at acquisition cost, which consists of the outstanding balance, net of the acquisition discount or premium. We amortize any discount or premium as an adjustment to increase or decrease, respectively, the yield realized on these loans over the life of the loan. As such, differences between carrying value and principal balances outstanding do not represent embedded losses or gains as we generally plan to hold such loans to maturity. Our notes receivable are included in Other assets, net in the consolidated financial statements.

Cash and Cash Equivalents

We consider all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Our cash and cash equivalents are held in the custody of several financial institutions, and these balances, at times, exceed federally-insurable limits. We seek to mitigate this risk by depositing funds only with major financial institutions.

Internal-Use Software Development Costs

We expense costs associated with the assessment stage of software development projects. Upon completion of the preliminary project assessment stage, we capitalize internal and external costs associated with the application development stage, including the costs associated with software that allows for the conversion of our old data to our new system. We expense the personnel-related costs of training and data conversion. We also expense costs associated with the post-implementation and operation stage, including maintenance and specified upgrades; however, we capitalize internal and external costs associated with significant upgrades to existing systems that result in additional functionality. Capitalized costs are amortized on a straight-line basis over the software’s estimated useful life, which is three to five years. Periodically, we reassess the useful life considering technology, obsolescence, and other factors.

Other Assets and Liabilities

We include prepaid expenses, deferred rental income, tenant receivables, deferred charges, escrow balances held by lenders, restricted cash balances, marketable securities, derivative assets, other intangible assets, corporate fixed assets and notes receivable in Other assets. We include derivative liabilities, amounts held on behalf of tenants, and deferred revenue in Other liabilities. Deferred charges are costs incurred in connection with mortgage financings, refinancings, issuance of corporate bonds, and the amendment of our credit facility that are amortized over the terms of the debt and included in Interest expense in the consolidated financial statements. Deferred rental income is the aggregate cumulative difference for operating leases between scheduled rents that vary during the lease term, and rent recognized on a straight-line basis. Marketable securities are classified as available-for-sale securities and reported at fair value with unrealized gains and losses on these securities reported as a component of Other comprehensive (loss) income until realized.

Allowance for Doubtful Accounts

We consider rents due under leases and payments under notes receivable to be past-due or delinquent when a contractually required rent, principal or interest payment is not remitted in accordance with the provisions of the underlying agreement. We evaluate each account individually and set up an allowance when, based upon current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms, and the amount can be reasonably estimated.

Revenue Recognition

Real Estate Leased to Others

We lease real estate to others primarily on a triple-net leased basis, whereby the tenant is generally responsible for operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, and improvements. We charge expenditures for maintenance and repairs, including routine betterments, to operations as incurred. For the years ended December 31, 2014, 2013, and 2012, our tenants, pursuant to their lease obligations, have made direct payment to the taxing authorities of real estate taxes of approximately $59.8 million, $37.3 million, and $18.7 million, respectively.

Substantially all of our leases provide for either scheduled rent increases, periodic rent adjustments based on formulas indexed to changes in the CPI or similar indices, or percentage rents. CPI-based adjustments are contingent on future events and are

W. P. Carey 2014 10-K – 89

Notes to Consolidated Financial Statements

therefore not included as minimum rent in straight-line rent calculations. We recognize rents from percentage rents as reported by the lessees, which is after the level of sales requiring a rental payment to us is reached. Percentage rents were insignificant for the periods presented.

We account for leases as operating or direct financing leases, as described below:

Operating leases — We record real estate at cost less accumulated depreciation; we recognize future minimum rental revenue on a straight-line basis over the non-cancelable lease term of the related leases and charge expenses to operations as incurred (Note 5).

Direct financing method — We record leases accounted for under the direct financing method as a net investment (Note 5). The net investment is equal to the cost of the leased assets. The difference between the cost and the gross investment, which includes the residual value of the leased asset and the future minimum rents, is unearned income. We defer and amortize unearned income to income over the lease term so as to produce a constant periodic rate of return on our net investment in the lease.

Investment Management Operations

We earn structuring revenue and asset management revenue in connection with providing services to the Managed REITs. We earn structuring revenue for services we provide in connection with the analysis, negotiation, and structuring of transactions, including acquisitions and dispositions and the placement of mortgage financing obtained by the Managed REITs. Asset management revenue consists of property management, leasing, and advisory revenue. Receipt of the incentive revenue portion of the asset management revenue or performance revenue, however, which we received from CPA®:15 prior to the date of the CPA®:15 Merger on September 28, 2012, was subordinated to the achievement of specified cumulative return requirements by the stockholders of those CPA® REITs. At our option, the performance revenue could be collected in cash or shares of the CPA® REIT (Note 4). In addition, we earn subordinated incentive and disposition revenue related to the disposition of properties. We may also earn termination revenue in connection with the termination of the advisory agreements for the Managed REITs.

We recognize all revenue as earned. We earn structuring revenue upon the consummation of a transaction and asset management revenue when services are performed. We recognize revenue subject to subordination only when the performance criteria of the Managed REIT is achieved and contractual limitations are not exceeded.

We earned subordinated disposition and incentive revenue from CPA®:15 until the completion of the CPA®:15 Merger on September 28, 2012 (Note 4), through which its stockholders received their initial investment plus a specified preferred return. We may earn termination revenue if a liquidity event is consummated by any of the other Managed REITs. As a condition of the CPA®:15 Merger and CPA®:16 Merger, we waived the subordinated disposition and termination fees that we would have been entitled to receive from CPA®:15 and CPA®:16 – Global upon their liquidation pursuant to the terms of our advisory agreements with CPA®:15 and CPA®:16 – Global, respectively (Note 4).

We are also reimbursed for certain costs incurred in providing services, including broker-dealer commissions paid on behalf of the Managed REITs, marketing costs, and the cost of personnel provided for the administration of the Managed REITs. We record reimbursement income as the expenses are incurred, subject to limitations on a Managed REIT’s ability to incur offering costs.

Depreciation

We compute depreciation of building and related improvements using the straight-line method over the estimated remaining useful lives of the properties (not to exceed 40 years) and furniture, fixtures, and equipment (generally up to seven years). We compute depreciation of tenant improvements using the straight-line method over the lesser of the remaining term of the lease or the estimated useful life.

Impairments

We periodically assess whether there are any indicators that the value of our long-lived real estate and related intangible assets, may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, the vacancy of a property that is not subject to a lease; an upcoming lease expiration, a tenant with credit difficulty, or a likely disposition of the property. We may incur impairment charges on long-lived assets, including real estate, direct financing

W. P. Carey 2014 10-K – 90

Notes to Consolidated Financial Statements

leases, assets held for sale, and equity investments in real estate. We may also incur impairment charges on marketable securities and goodwill. Our policies for evaluating whether these assets are impaired are presented below.

Real Estate

For real estate assets held for investment, which include finite-lived intangibles, in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the estimated future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The undiscounted cash flow analysis requires us to make our best estimate of market rents, residual values, and holding periods. We estimate market rents and residual values using market information from outside sources such as broker quotes or recent comparable sales. As our investment objective is to hold properties on a long-term basis, holding periods used in the undiscounted cash flow analysis are generally approximately ten years, but may be less if our intent is to hold a property for less than ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets and associated intangible assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining our estimate of future cash flows and, if warranted, we apply a probability-weighted method to the different possible scenarios. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the carrying value of property’s asset group is considered not recoverable. We then measure the impairment loss as the excess of the carrying value of the property’s asset group over its estimated fair value. The estimated fair value of the property’s asset group is primarily determined using market information from outside sources such as broker quotes or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value.

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

When we enter into a contract to sell the real estate assets that are recorded as direct financing leases, we evaluate whether we believe it is probable that the disposition will occur. If we determine that the disposition is probable we assess the carrying amount for recoverability and if as a result of the decreased expected cash flows we determine that our carrying value is not fully recoverable, we record an allowance for credit losses to reflect the change in the estimate of the future cash flows that includes rent. Accordingly, the net investment balance is written down to fair value.

Assets Held for Sale

We classify real estate assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied, and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we compare the asset’s fair value less estimated cost to sell to its carrying value, and if the fair value less estimated cost to sell is less than the property’s carrying value, we reduce the carrying value to the fair value less estimated cost to sell. We will continue to review the property for subsequent changes in the fair value, and may recognize an additional impairment charge, if warranted.

Equity Investments in Real Estate and the Managed REITs

We evaluate our equity investments in real estate and in the Managed REITs on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent an impairment has occurred and is determined to be other-than-temporary, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by calculating our share of the estimated fair market value of the underlying net assets based on the terms of the applicable partnership or joint venture agreement. For our equity investments in real estate, we calculate the estimated fair value of the underlying investment’s real estate or net investment in direct financing lease as described in Real Estate and Direct Financing Leases above. The fair value of the underlying investment’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying investment’s other financial assets and liabilities (excluding net investment in direct financing leases) have fair values that generally approximate their carrying values. For certain investments in the Managed REITs, we calculate the estimated fair value of our investment using the most recently published net asset value per share of each Managed REIT,

W. P. Carey 2014 10-K – 91

Notes to Consolidated Financial Statements

which for CPA®:18 – Global is deemed to be the most recent public offering price through December 31, 2014, multiplied by the number of shares owned.

Goodwill

We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event using a two-step process. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount, including sales of properties defined as businesses for which the relative size of the sold property is significant to the reporting unit, that could impact our goodwill impairment calculations. To identify any impairment, we first compare the estimated fair value of each of our reporting units with their respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, we do not consider goodwill to be impaired and no further analysis is required. If the carrying amount of the reporting unit exceeds its estimated fair value, we then perform the second step to determine and measure the amount of the potential impairment charge.

We calculate the estimated fair value of the Investment Management reporting unit by applying a price-to-EBITDA multiple to earnings. For the Real Estate Ownership reporting unit, we calculate its estimated fair value by applying an AFFO multiple. For both reporting units, the multiples are based on comparable companies. The selection of the comparable companies to be used in our evaluation process could have a significant impact on the fair value of our reporting units and possible impairments. The testing did not indicate any goodwill impairment as each of the reporting units with goodwill had fair value that was substantially in excess of the carrying value.

For the second step, if it were required, we compare the implied fair value of the goodwill for each reporting unit with its respective carrying amount and record an impairment charge equal to the excess of the carrying amount over the implied fair value. We would determine the implied fair value of the goodwill by allocating the estimated fair value of the reporting unit to its assets and liabilities. The excess of the estimated fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill.

The goodwill recorded in our Investment Management reporting unit is evaluated in the fourth quarter of every year. In connection with the CPA®16: Merger and the CPA®:15 Merger, we recorded goodwill in our Real Estate Ownership reporting unit. Prior to the CPA®:15 Merger, there was no goodwill recorded in our Real Estate Ownership reporting unit. We perform our annual impairment test for goodwill in our Real Estate Ownership reporting unit during the fourth quarter of each year.

Stock-Based Compensation

We have granted restricted shares, or RSAs, stock options, RSUs, and PSUs to certain employees and independent directors. Grants were awarded in the name of the recipient subject to certain restrictions of transferability and a risk of forfeiture. Stock-based compensation expense for all equity-classified stock-based compensation awards is based on the grant date fair value estimated in accordance with current accounting guidance for share-based payments. We recognize these compensation costs for only those shares expected to vest on a straight-line or graded-vesting basis, as appropriate, over the requisite service period of the award. We include stock-based compensation within the listed shares caption of equity.

Foreign Currency

Translation

We have interests in real estate investments primarily in the European Union and United Kingdom for which the functional currency is the euro and the British pound sterling, respectively. We perform the translation from the euro or the British pound sterling to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the year. We report the gains and losses resulting from such translation as a component of other comprehensive income in equity. These translation gains and losses are released to net income when we have substantially exited from all investments in the related currency.

W. P. Carey 2014 10-K – 92

Notes to Consolidated Financial Statements

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

Intercompany foreign currency transactions of a long term nature (that is, settlement is not planned or anticipated in the foreseeable future), in which the entities to the transactions are consolidated or accounted for by the equity method in our consolidated financial statements, are not included in net income but are reported as a component of other comprehensive income in equity.

Net realized gains or (losses) are recognized on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company. For the years ended December 31, 2014, 2013, and 2012, we recognized net realized losses on such transactions of $0.4 million, $0.2 million, and $0.6 million, respectively.

Derivative Instruments

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive (loss) income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. For a derivative designated and that qualified as a net investment hedge, the effective portion of the change in the fair value and/or the net settlement of the derivative are reported in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. Amounts are reclassified out of Other comprehensive (loss) income into earnings when the hedged investment is either sold or substantially liquidated.

We use the portfolio exception in Accounting Standards Codification, 820-10-35-18D, Application to Financial Assets and Financial Liabilities with Offsetting Positions in Market Risk or Counterparty Credit Risk, the “portfolio exception,” with respect to measuring counterparty credit risk for all of our derivative transactions subject to master netting arrangements.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income taxes on our income and gains that we distribute to our stockholders as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We believe that we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT.

We conduct business in various states and municipalities within the United States, Europe, and Asia and, as a result, we or one or more of our subsidiaries file income tax returns in the United States federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state, and local taxes and a provision for such taxes is included in the consolidated financial statements.

We elect to treat certain of our corporate subsidiaries as TRSs. In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate-related business (except for the operation or management of health care facilities or lodging facilities or providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. One of our TRS subsidiaries owns a hotel that is managed on our behalf by a third-party hotel management company.

W. P. Carey 2014 10-K – 93

Notes to Consolidated Financial Statements

Deferred income taxes are recorded for the corporate subsidiaries TRS and for the foreign taxes in those respective jurisdictions based on earnings reported. The current provision for income taxes differs from the amounts currently payable because of temporary differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes. Deferred income taxes are computed under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial bases of assets and liabilities (Note 15).

Significant judgment is required in determining our tax provision and in evaluating our tax positions. We establish tax reserves based on a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, we recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. We derecognize the tax position when it is no longer more likely than not of being sustained.

Our earnings and profits, which determine the taxability of distributions to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in depreciation, including hotel properties, and timing differences of rent recognition and certain expense deductions, for federal income tax purposes. Deferred income taxes relate primarily to our TRSs and foreign properties and are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of our TRSs and their respective tax bases and for their operating loss and tax credit carry forwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.

Deferred Income Taxes

We recognize deferred income taxes in certain of our subsidiaries taxable in the United States or in foreign jurisdictions. Deferred income taxes are generally the result of temporary differences (items that are treated differently for tax purposes than for U.S. GAAP purposes as described in Note 15). In addition, deferred tax assets arise from unutilized tax net operating losses, generated in prior years. We provide a valuation allowance against our deferred income tax assets when we believe that it is more likely than not that all or some portion of the deferred income tax asset may not be realized. Whenever a change in circumstances causes a change in the estimated realizability of the related deferred income tax asset, the resulting increase or decrease in the valuation allowance is included in deferred income tax expense (benefit).

Real Estate Ownership Operations

We derive most of our REIT income from our real estate operations under our Real Estate Ownership segment. As such, our real estate operations are generally not subject to federal tax, and accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements for these operations. These operations may be subject to certain state, local, and foreign taxes, as applicable.

Investment Management Operations

We conduct our Investment Management operations primarily through TRSs. These operations are subject to federal, state, local, and foreign taxes, as applicable. Our financial statements are prepared on a consolidated basis including these TRSs and include a provision for current and deferred taxes on these operations.

Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common stockholders, as adjusted for unallocated earnings attributable to the unvested RSUs and RSAs by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share reflects potentially dilutive securities (options and PSUs) using the treasury stock method, except when the effect would be anti-dilutive.

W. P. Carey 2014 10-K – 94

Notes to Consolidated Financial Statements

Recent Accounting Requirements

The following Accounting Standards Updates, or ASUs, promulgated by the Financial Accounting Standard Board are applicable to us:

ASU 2015-02, Consolidation (Topic 810). ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the evaluation of fee arrangements in the primary beneficiary determination. ASU 2015-02 is effective for periods beginning after December 15, 2015 and early adoption is permitted. We are currently evaluating the impact of ASU 2015-02 on our consolidated financial statements.

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

ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, but will apply to sales of real estate, reimbursed tenant costs and revenues generated from our operating properties and our Investment Management business. Additionally, this guidance modifies disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective beginning in 2017, and early adoption is not permitted. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). ASU 2014-08 changes the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business. Under this new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a “strategic shift that has or will have a major effect on an entity’s operations and financial results.” The new guidance also requires disclosures including pre-tax profit or loss and significant gains or losses arising from dispositions that represent an “individually significant component of an entity,” but do not meet the criteria to be reported as discontinued operations under ASU 2014-08. In the ordinary course of business we sell properties, which, under prior accounting guidance, we generally reported as discontinued operations; however, under ASU 2014-08 such property dispositions typically would not meet the criteria to be reported as discontinued operations. We elected to early adopt ASU 2014-08 prospectively for all dispositions after December 31, 2013. Consequently, individually significant properties that were sold or classified as held-for-sale during 2014 were not reclassified to discontinued operations in the consolidated financial statements, but have been disclosed in Note 16 to the consolidated financial statements. By contrast, and as required by the new guidance, the results for the current and prior year periods reflect as discontinued operations in the consolidated financial statements all dispositions and assets classified as held-for-sale through December 31, 2013 that were deemed under the prior accounting guidance to be discontinued operations, as well as those assets classified as held-for-sale as part of the CPA®:16 Merger. This ASU did not have a significant impact on our financial position or results of operations for any of the periods presented.

ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires an entity to present an unrecognized tax benefit relating to a net operating loss carryforward, a similar tax loss or a tax credit carryforward as a reduction to a deferred tax asset except in certain situations. To the extent the net operating loss carryforward, similar tax loss or tax credit carryforward is not available as of the reporting date under the governing tax law to settle any additional income taxes that would result from the disallowance of the tax position, or the governing tax law does not require the entity to use and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and should not net with a deferred tax asset. ASU 2013-11 became effective for us at the beginning of 2014. The adoption of ASU 2013-11 did not have a material impact on our financial condition or results of operations (Note 15).

Out-of-Period Adjustments

In 2013, we identified an error in the consolidated financial statements related to accounting for deferred foreign income taxes in connection with the initial acquisition accounting for 95 properties acquired in the CPA®:15 Merger and seven other

W. P. Carey 2014 10-K – 95

Notes to Consolidated Financial Statements

properties acquired during 2000-2013 (Note 15). We concluded that this adjustment was not material to our financial position or results of operations for 2013 or any of the prior periods. As such, in 2013 we recorded out-of-period adjustments of $2.3 million and $37.5 million to reflect the cumulative deferred tax assets and liabilities, respectively, associated with the initial basis differential that resulted from the tax-basis carry-over of these properties as well as an aggregate corresponding increase to total assets of $32.4 million, primarily comprised of $31.4 million to Goodwill and $1.0 million to Net investments in properties. Additionally, this adjustment resulted in a net decrease of $2.3 million to Net income, including primarily a deferred income tax expense of $2.0 million.

During 2012, we identified errors in the consolidated financial statements related to prior years. The errors were primarily attributable to the misapplication of guidance in accounting for and clerical errors related to the expropriation of land related to two investments and our reimbursement of certain affiliated costs. We concluded that these adjustments were not material, individually or in the aggregate, to our results for 2012 or any of the prior periods, and as such, in 2012 we recorded an out-of-period adjustment to increase our income from operations by $2.5 million within continuing operations primarily attributable to an increase in Gain on sale of real estate of $2.0 million in the consolidated statement of income.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Note 3. Mergers with CPA®:16 – Global and CPA®:15

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

Immediately prior to the CPA®:16 Merger, CPA®:16 – Global’s portfolio was comprised of the consolidated full or partial interests in 325 leased properties, substantially all of which were triple-net leased with an average remaining life of 10.4 years and an estimated ABR, totaling $300.1 million, and two hotel properties. The related property-level debt was comprised of 92 fixed-rate and 18 variable-rate non-recourse mortgage loans with an aggregate fair value of approximately $1.8 billion and a weighted-average annual interest rate of 5.6% at that date. Additionally, CPA®:16 – Global had a line of credit with an outstanding balance of $170.0 million on the date of the closing of the CPA®:16 Merger (Note 11). In addition, CPA®:16 – Global had equity interests in 18 unconsolidated investments, 11 of which were consolidated by us prior to the CPA®:16 Merger, five of which were consolidated by us subsequent to the CPA®:16 Merger and two of which were jointly-owned with CPA®:17 – Global. These investments owned 140 properties, substantially all of which were triple-net leased with an average remaining life of 8.6 years and an estimated ABR totaling $63.9 million, as of January 31, 2014. The debt related to these equity investments was comprised of 17 fixed-rate and five variable-rate non-recourse mortgage loans with an aggregate fair value of approximately $291.2 million and a weighted-average annual interest rate of 4.8% on January 31, 2014. The lease revenues and income from continuing operations from the properties acquired from the date of the CPA®:16 Merger through December 31, 2014 were $251.5 million and $91.1 million (inclusive of $2.4 million attributable to noncontrolling interests).

During the year ended December 31, 2014, we sold all ten of the properties that were classified as held-for-sale upon acquisition in connection with the CPA®:16 Merger (Note 16). The results of operations for these properties have been included in Income from discontinued operations, net of tax in the consolidated financial statements. In addition, we sold one property subject to a direct financing lease that we acquired in the CPA®:16 Merger (Note 6). The results of operations for this property have been included in Income from continuing operations before income taxes in the consolidated financial statements.

Purchase Price Allocation

We accounted for the CPA®:16 Merger as a business combination under the acquisition method of accounting. After consideration of all applicable factors pursuant to the business combination accounting rules, we were considered the “accounting acquirer” due to various factors, including the fact that our stockholders held the largest portion of the voting rights in us upon completion of the CPA®:16 Merger. Costs of $30.5 million related to the CPA®:16 Merger were expensed as incurred and classified within Merger and property acquisition expenses in the consolidated financial statements for the year ended December 31, 2014. Costs of $5.0 million were incurred and classified within Merger and property acquisition expenses in the consolidated financial statements for the year ended December 31, 2013. In addition, CPA®:16 – Global incurred a total of $10.6 million of merger expenses prior to the CPA®:16 Merger.

Initially, the purchase price was allocated to the assets acquired and liabilities assumed, based upon their preliminary fair values at January 31, 2014. The fair values of the lease intangibles acquired were measured in a manner consistent with our purchase price allocation policy described in Note 2. During 2014, we identified certain measurement period adjustments that impacted the provisional accounting, which increased the total consideration by $3.2 million, and also increased total identifiable net assets by $5.8 million and increased amounts attributable to noncontrolling interests by $0.3 million, resulting in a $2.3 million decrease in goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed in the acquisition.

W. P. Carey 2014 10-K – 96

Notes to Consolidated Financial Statements

(In thousands)

	Initially Reported at March 31, 2014	Measurement Period Adjustments	As Revised at December 31, 2014
Total Consideration
Fair value of W. P. Carey shares of common stock issued	$1,815,521	$—	$1,815,521
Cash consideration for fractional shares	1,338	—	1,338
Merger Consideration	1,816,859	—	1,816,859
Fair value of our equity interest in CPA®:16 – Global prior to the CPA®:16 Merger	347,164	2,585	349,749
Fair value of our equity interest in jointly-owned investments with CPA®:16 – Global prior to the CPA®:16 Merger	172,720	—	172,720
Fair value of noncontrolling interests acquired	(278,829)	642	(278,187)
	$2,057,914	$3,227	$2,061,141
Assets Acquired at Fair Value
Net investments in real properties	$1,969,274	$901	$1,970,175
Net investments in direct financing leases	538,607	(382)	538,225
Equity investments in real estate	74,367	—	74,367
Assets held for sale	132,951	464	133,415
In-place lease intangible assets	553,479	244	553,723
Above-market rent intangible assets	395,663	161	395,824
Cash and cash equivalents	65,429	—	65,429
Other assets, net	82,032	3,535	85,567
	3,811,802	4,923	3,816,725
Liabilities Assumed at Fair Value
Non-recourse debt and line of credit	(1,768,288)	—	(1,768,288)
Accounts payable, accrued expenses and other liabilities	(118,389)	—	(118,389)
Below-market rent and other intangible liabilities	(57,209)	(360)	(57,569)
Deferred tax liability	(59,629)	1,282	(58,347)
	(2,003,515)	922	(2,002,593)

Total identifiable net assets	1,808,287	5,845	1,814,132
Amounts attributable to noncontrolling interests	(99,345)	(288)	(99,633)
Goodwill	348,972	(2,330)	346,642
	$2,057,914	$3,227	$2,061,141

Goodwill

The $346.6 million of goodwill recorded in connection with the CPA®:16 Merger was primarily attributable to the premium we agreed to pay for CPA®:16 – Global’s common stock at the time we entered into the merger agreement in July 2013. Management believes the premium is supported by several factors of the combined entity, including the fact that (i) it is among the largest publicly-traded commercial net-lease REITs with greater operating and financial flexibility and better access to capital markets and with a lower cost of capital than CPA®:16 – Global had on a stand-alone basis; (ii) the CPA®:16 Merger eliminated costs associated with the advisory structure that CPA®:16 – Global had previously; and (iii) the combined portfolio has greater tenant and geographic diversification and an improved overall weighted-average debt maturity and interest rate. The aforementioned amount of goodwill attributable to the premium was partially offset by an increase in the fair value of the net assets through the date of the CPA®:16 Merger.

The fair value of the 30,729,878 shares of our common stock issued in the CPA®:16 Merger as part of the consideration paid for CPA®:16 – Global of $1.8 billion was derived from the closing market price of our common stock on January 31, 2014. As required by GAAP, the fair value related to the assets acquired and liabilities assumed, as well as the shares exchanged, has

W. P. Carey 2014 10-K – 97

Notes to Consolidated Financial Statements

been computed as of the date we gained control of CPA®:16 – Global, which was the closing date of the CPA®:16 Merger, in a manner consistent with the methodology described above.

Goodwill acquired in the CPA®:16 Merger is not deductible for income tax purposes.

Equity Investments and Noncontrolling Interests

During the first quarter of 2014, we recognized a gain on change in control of interests of approximately $73.1 million, which was the difference between the carrying value of approximately $274.1 million and the fair value of approximately $347.2 million of our previously-held equity interest in 38,229,294 shares of CPA®:16 – Global’s common stock. During 2014, we identified certain measurement period adjustments that impacted the provisional accounting, which increased the estimated fair value of our previously-held equity interest in shares of CPA®:16 – Global’s common stock by $2.6 million, resulting in an increase of $2.6 million in Gain on change in control of interests. In accordance with Accounting Standards Codification 805-10-25, we did not record the measurement period adjustments during the three months ended June 30, 2014. Rather, such amounts will be reflected in all future financial statements that include the three months ended March 31, 2014.

The CPA®:16 Merger also resulted in our acquisition of the remaining interests in nine investments in which we already had a joint interest and accounted for under the equity method. Upon acquiring the remaining interests in these investments, we owned 100% of these investments and thus accounted for the acquisitions of these interests utilizing the purchase method of accounting. Due to the change in control of the nine jointly-owned investments that occurred, we recorded a gain on change in control of interests of approximately $30.2 million during, which was the difference between our carrying values and the fair values of our previously-held equity interests on January 31, 2014, of approximately $142.5 million and approximately $172.7 million, respectively. Subsequent to the CPA®:16 Merger, we consolidate these wholly-owned investments. During the year ended December 31, 2014, one of these investments was sold and is included in Income from discontinued operations, net of tax in the consolidated financial statements.

In connection with the CPA®:16 Merger, we also acquired the remaining interests in 12 less-than-wholly-owned investments that we already consolidate and recorded an adjustment to additional paid-in-capital of approximately $42.0 million related to the difference between our carrying values and the fair values of our previously-held noncontrolling interests on January 31, 2014, of approximately $236.8 million and approximately $278.2, respectively. During 2014, we identified certain measurement period adjustments that impacted the provisional accounting, which increased the fair value of our previously-held noncontrolling interests on January 31, 2014 by $0.6 million, resulting in a reduction of $0.6 million to additional paid-in-capital.

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

W. P. Carey 2014 10-K – 98

Notes to Consolidated Financial Statements

Pro Forma Financial Information (Unaudited)

The following unaudited consolidated pro forma financial information has been presented as if the CPA®:16 Merger had occurred on January 1, 2013 for the years ended December 31, 2014 and 2013. The pro forma financial information is not necessarily indicative of what the actual results would have been had the CPA®:16 Merger occurred on that date, nor does it purport to represent the results of operations for future periods.

(In thousands, except share and per share amounts):

	Years Ended December 31,
	2014	2013
Pro forma total revenues	$931,309	$780,578

Pro forma net income from continuing operations, net of tax	$139,698	$146,525
Pro forma net (income) loss attributable to noncontrolling interests	(5,380)	10,963
Pro forma net loss (income) attributable to redeemable noncontrolling interest	142	(1,909)
Pro forma net income from continuing operations, net of tax attributable to W. P. Carey	$134,460	$155,579

Pro forma earnings per share: (a)
Basic	$1.32	$1.56
Diluted	$1.31	$1.54

Pro forma weighted-average shares outstanding: (b)
Basic	101,296,847	99,420,924
Diluted	102,360,038	100,437,886
___________

(a)
The pro forma income attributable to W. P. Carey for the year ended December 31, 2013 reflects the following income and expenses recognized related to the CPA®:16 Merger as if the CPA®:16 Merger had taken place on January 1, 2013: (i) combined merger expenses through December 31, 2014; (ii) an aggregate gain on change in control of interests of $105.9 million; and (iii) an income tax expense of $4.8 million from a permanent difference upon recognition of taxable income associated with accelerated vesting of shares previously issued by CPA®:16 – Global to us for asset management and performance fees in connection with the CPA®:16 Merger.

(b)
The pro forma weighted-average shares outstanding for the years ended December 31, 2014 and 2013 were determined as if the 30,729,878 shares of our common stock issued to CPA®:16 – Global stockholders in the CPA®:16 Merger were issued on January 1, 2013.

Merger with CPA®:15

On February 17, 2012, our predecessor, W. P. Carey & Co. LLC, and CPA®:15 entered into a definitive agreement, or the CPA®:15 Merger Agreement, pursuant to which CPA®:15 would merge with and into W. P. Carey Inc. On September 28, 2012, CPA®:15 merged with and into W. P. Carey Inc., with CPA®:15 surviving as an indirect, wholly-owned subsidiary of W. P. Carey Inc. In the CPA®:15 Merger, CPA®:15’s stockholders received for each share of CPA®:15’s common stock owned 0.2326 shares of W. P. Carey Inc. common stock, which equated to $11.40 per share of CPA®:15 common stock based on the $49.00 per share closing price of W. P. Carey & Co. LLC’s shares on the New York Stock Exchange on that date, and $1.25 in cash for total consideration of $12.65 per share of CPA®:15. We paid total merger consideration of $1.5 billion, including cash of $152.4 million and the issuance of 28,170,643 shares of our common stock with a fair value of $1.4 billion on September 28, 2012, or the 2012 Merger Consideration, to the stockholders of CPA®:15 in exchange for 121,194,272 shares of CPA®:15 common stock that we did not previously own. In order to fund the cash portion of the 2012 Merger Consideration, we drew down the full amount of our then existing $175.0 million Term Loan Facility (Note 11). As a condition of the CPA®:15 Merger, we waived the subordinated disposition and termination fees that we would have been entitled to receive from CPA®:15 upon its liquidation pursuant to the terms of our advisory agreement with CPA®:15 (Note 4).

Immediately prior to the CPA®:15 Merger, CPA®:15’s portfolio was comprised of full or partial ownership interests in 305 properties, substantially all of which were triple-net leased to 76 tenants, and totaled approximately 27.0 million square feet, with an occupancy rate of approximately 99%. In the CPA®:15 Merger, we acquired these properties and their related leases

W. P. Carey 2014 10-K – 99

Notes to Consolidated Financial Statements

with a weighted-average remaining life of 9.7 years. We also assumed the related property debt comprised of 58 fixed-rate and nine variable-rate non-recourse mortgage loans with a preliminary aggregate fair value of $1.2 billion and a weighted-average annual interest rate of 5.6%. During the period from January 1, 2012 through September 28, 2012, we earned $19.0 million in fees from CPA®:15 and recognized $4.5 million in equity earnings based on our ownership of shares in CPA®:15 prior to the CPA®:15 Merger. The lease revenues and income from operations contributed from the properties acquired from the date of the CPA®:15 Merger through December 31, 2012 were $57.3 million and $9.5 million (inclusive of $2.5 million attributable to noncontrolling interests), respectively.

We accounted for the CPA®:15 Merger as a business combination under the acquisition method of accounting. After consideration of all applicable factors pursuant to the business combination accounting rules, we were considered the “accounting acquirer” due to various factors, including the fact that the shareholders of W. P. Carey & Co. LLC, our predecessor, held the largest portion of the voting rights in W. P. Carey Inc., upon completion of the CPA®:15 Merger. Acquisition costs of $31.7 million related to the CPA®:15 Merger have been expensed as incurred and classified within Merger and property acquisition expenses in the consolidated statements of income for the year ended December 31, 2012.

On September 19, 2012, we acquired a 52.63% ownership interest in Marcourt from an unrelated third party. At that time, CPA®:15 held a 47.37% ownership interest in Marcourt. Marcourt owns 12 Marriott Courtyard hotels located throughout the United States that are leased to and operated by Marriott International, Inc. We obtained this investment in contemplation of the CPA®:15 Merger and accounted for this step acquisition as part of the CPA®:15 Merger. Accordingly, the assets acquired and liabilities assumed from Marcourt in this transaction are included in the table below.

Initially, the purchase price in the CPA®:15 Merger was allocated to the assets acquired and liabilities assumed, based upon their preliminary fair values. The fair values of the lease intangibles acquired were measured in a manner consistent with our purchase price allocation policy described in Note 2. During the fourth quarter of 2012, we identified certain measurement period adjustments that impacted the provisional accounting, which increased the fair value of the identifiable real estate acquired and the noncontrolling interests acquired by $5.6 million and $0.7 million, respectively, resulting in a $6.3 million reduction in goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed in the acquisition.

W. P. Carey 2014 10-K – 100

Notes to Consolidated Financial Statements

(In thousands):

Total Consideration
Fair value of W. P. Carey shares of common stock issued	$1,380,362
Cash consideration paid	152,356
Merger Consideration	1,532,718
Fair value of our equity interest in CPA®:15 prior to the CPA®:15 Merger	107,147
Fair value of our equity interest in jointly-owned investments with CPA®:15 prior to the CPA®:15 Merger	54,822
$1,694,687
Assets Acquired at Fair Value
Net investment in properties	$1,762,872
Net investment in direct financing leases	315,789
Equity investments in real estate	166,247
Intangible assets (Note 8)	695,310
Cash and cash equivalents	178,945
Other assets	81,750
3,200,913
Liabilities Assumed at Fair Value
Non-recourse debt	(1,350,755)
Below-market rent and other intangible liabilities	(102,155)
Accounts payable, accrued expenses and other liabilities	(84,640)
(1,537,550)

Total identifiable net assets	1,663,363
Amounts attributable to noncontrolling interests	(237,359)
Goodwill	268,683
$1,694,687

Goodwill

Two items comprise a majority of the $268.7 million of goodwill recorded in the CPA®:15 Merger. First, at the time we entered into the CPA®:15 Merger Agreement, the market value of our stock was $45.07 per share. The increase in the market value of our stock of $3.93 per share from the date of the CPA®:15 Merger Agreement to $49.00 per share on the transaction date gave rise to approximately $110.8 million of the goodwill recorded, based on the fixed amount of 28,170,643 shares issued. Second, at the time we entered into the CPA®:15 Merger Agreement, the consideration represented a premium we agreed to pay for CPA®:15’s common stock. Management believes that the premium was supported by several factors of the combined entity, including the fact that (i) as a result of the CPA®:15 Merger, we became one of the largest publicly-traded REITs, with greater operating and financial flexibility and better access to capital markets and with a lower cost of capital than CPA®:15 had on a stand-alone basis; (ii) the CPA®:15 Merger eliminated costs associated with the advisory structure that CPA®:15 had previously; and (iii) the combined portfolio has greater tenant and geographic diversification and an improved overall weighted-average debt maturity and interest rate than either company had on a stand-alone basis. Based on the number of CPA®:15 shares ultimately exchanged of 121,194,272, this premium comprised approximately $121.2 million of the goodwill. In addition to these factors, since the September 30, 2011 valuation date there was a reduction in the fair value of CPA®:15’s net assets primarily attributable to the impact of foreign currency exchange rates during the period from September 30, 2011 to September 28, 2012.

The fair value of our 28,170,643 common shares issued in the CPA®:15 Merger as part of the consideration paid for CPA®:15 of $1.5 billion was derived from the closing market price of our common stock on September 28, 2012. As required by GAAP, the fair value related to the assets acquired and liabilities assumed, as well as the shares exchanged, has been computed as of the date we gained control, which was the closing date of the CPA®:15 Merger, in a manner consistent with the methodology described above.

Goodwill is not deductible for income tax purposes.

W. P. Carey 2014 10-K – 101

Notes to Consolidated Financial Statements

Equity Investments and Noncontrolling Interests

Additionally, we recognized a gain on change in control of interests of $14.7 million for the year ended December 31, 2012 related to the difference between the carrying value of $92.4 million and the fair value of $107.1 million of our previously-held equity interest in 10,389,079 shares of CPA®:15’s common stock.

The CPA®:15 Merger also resulted in our acquisition of the remaining interests in four investments in which we already had a joint interest and accounted for under the equity method (Note 7). Upon acquiring the remaining interests in these investments, we owned 100% of these investments and thus accounted for these acquisitions as step acquisitions utilizing the purchase method of accounting. Due to the change in control of the four jointly-owned investments that occurred, we recorded an aggregate gain of approximately $6.1 million related to the difference between our carrying values and the fair values of our previously-held equity interests on September 28, 2012, of $48.7 million and $54.8 million, respectively. Subsequent to the CPA®:15 Merger, we consolidate these wholly-owned investments.

The fair values of our previously-held equity interests and our noncontrolling interests were based on the estimated fair market values of the underlying real estate and mortgage debt, both of which were determined by management relying in part on a third party. Real estate valuation requires significant judgment. We determined the significant inputs to be Level 3 with ranges for the entire portfolio as follows:

•	Discount rates applied to the estimated net operating income of each property ranged from approximately 3.50% to 14.75%;

•	Discount rates applied to the estimated residual value of each property ranged from approximately 5.75% to 12.50%;

•	Residual capitalization rates applied to the properties ranged from approximately 7.00% to 11.50%.

•
The fair market value of such property level debt was determined based upon available market data for comparable liabilities and by applying selected discount rates to the stream of future debt payments; and

•	Discount rates applied to cash flows ranged from approximately 2.70% to 10.00%.

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

Pro Forma Financial Information (Unaudited)

The following consolidated pro forma financial information has been presented as if the CPA®:15 Merger, including the acquisition of Marcourt, had occurred on January 1, 2011 for the year ended December 31, 2012. The pro forma financial information is not necessarily indicative of what the actual results would have been had the CPA®:15 Merger occurred on that date, nor does it purport to represent the results of operations for future periods.

W. P. Carey 2014 10-K – 102

Notes to Consolidated Financial Statements

(In thousands, except share and per share amounts):

Year Ended
December 31, 2012
Pro forma total revenues	$512,822
Pro forma net income from continuing operations, net of tax attributable to W. P. Carey	$138,157

Pro forma earnings per share:
Basic	$2.00
Diluted	$1.98

Pro forma weighted-average shares outstanding: (a)
Basic	68,382,378
Diluted	69,071,391
___________

(a)
The pro forma weighted average shares outstanding for the year ended December 31, 2012 were determined as if the 28,170,643 shares of our common stock issued to CPA®:15 stockholders in the CPA®:15 Merger were issued on January 1, 2011.

Note 4. Agreements and Transactions with Related Parties

Advisory Agreements with the Managed REITs

We have advisory agreements with each of the Managed REITs, pursuant to which we earn fees and are entitled to receive cash distributions. The following tables present a summary of revenue earned and/or cash received from the Managed REITs, as well as from CPA®:15 for the periods indicated, included in the consolidated financial statements (in thousands):

	Years Ended December 31,
	2014	2013	2012
Reimbursable costs from affiliates	$130,212	$73,592	$97,638
Structuring revenue	71,256	46,589	48,355
Asset management revenue (a)	37,970	42,579	56,576
Distributions of Available Cash	31,052	34,121	30,009
Dealer manager fees	23,532	10,856	19,914
Deferred revenue earned	786	8,492	8,492
Interest income on deferred acquisition fees and loans to affiliates	684	949	1,064
Incentive, termination and subordinated disposition revenue	—	199	—
	$295,492	$217,377	$262,048

	Years Ended December 31,
	2014	2013	2012
CPA®:15 (b)	$—	$—	$21,593
CPA®:16 – Global (c)	7,999	53,166	50,929
CPA®:17 – Global (d)	68,710	69,275	174,192
CPA®:18 – Global (d)	129,642	29,293	—
CWI (d)	89,141	65,643	15,334
	$295,492	$217,377	$262,048
 ___________

(a)	Excludes amounts received from third parties.

(b)	CPA®:15 merged with and into us on September 28, 2012.

W. P. Carey 2014 10-K – 103

Notes to Consolidated Financial Statements

(c)
Upon completion of the CPA®:16 Merger on January 31, 2014, the advisory agreement with CPA®:16 – Global terminated. Pursuant to the terms of the merger agreement, the incentive or termination fee that we would have been entitled to receive from CPA®:16 – Global pursuant to the terms of its advisory agreement was waived upon the completion of the CPA®:16 Merger. The amount shown for the year ended December 31, 2014 reflects transactions through January 31, 2014.

(d)
The advisory agreements with each of the CPA® REITs are scheduled to expire on December 31, 2015 and the advisory agreement with CWI is scheduled to expire on September 30, 2015 unless otherwise renewed.

The following table presents a summary of amounts Due from affiliates (in thousands):

	December 31,
	2014	2013
Deferred acquisition fees receivable	$26,913	$19,684
Organization and offering costs	2,120	2,700
Accounts receivable	2,680	3,716
Current acquisition fees receivable	2,463	4,149
Reimbursable costs	301	334
Asset management fee receivable	—	1,451
	$34,477	$32,034

Asset Management Revenue

We earn asset management revenue from each Managed REIT, which is based on average invested assets and is calculated according to the respective advisory agreement. For CPA®:15, prior to the CPA®:15 Merger, this revenue generally totaled 1.0% per annum, with a portion of this revenue, or 0.5%, contingent upon the achievement of specific performance criteria. For CPA®:16 – Global subsequent to the CPA®:16 Merger, we earned asset management revenue of 0.5% of average invested assets. For CPA®:17 – Global and CPA®:18 – Global, we earn asset management revenue ranging from 0.5% to 1.75% and 0.5% to 1.5%, respectively, depending on the type of investment and based on the average market value or average equity value, as applicable. For CWI, we earn asset management revenue of 0.5% of the average market value of lodging-related investments.

For the periods presented, under the terms of the advisory agreements we may elect to receive cash or shares of stock for asset management revenue due from each Managed REIT. Starting in 2015, the independent directors of the CPA® REITs have the right to approve, upon our recommendation, paying the annual asset management fees due to us in cash, shares of stock, or a combination of both. In 2014 and 2013, we elected to receive all asset management revenue from CPA®:17 – Global, CPA®:18 – Global, and CWI in their respective shares. For 2013, we initially elected to receive asset management revenue from CPA®:16 – Global in its shares until we agreed to receive those fees in cash commencing August 1, 2013 at the request of a Special Committee of the Board of Directors of CPA®:16 – Global. In 2012, we elected to receive all asset management revenue from CPA®:15 prior to the CPA®:15 Merger in cash, while for CPA®:16 – Global, we elected to receive 50% of asset management revenue in its shares with the remaining 50% payable in cash. For CPA®:17 – Global and CWI, we elected to receive asset management revenue in 2012 in their shares.

Structuring Revenue

Under the terms of the advisory agreements, we earn revenue in connection with structuring and negotiating investments and related financing for the Managed REITs, which we call acquisition revenue. We may receive acquisition revenue of 4.5% of the total aggregate cost of long-term, net-lease investments made by each CPA® REIT. A portion of this revenue (generally 2.5%) is paid when the transaction is completed, while the remainder (generally 2.0%) is paid in annual installments over three years, provided the relevant CPA® REIT meets its performance criterion. For certain types of non-long term, net-lease investments acquired on behalf of CPA®:17 – Global, initial acquisition revenue may range from 0% to 1.75% of the equity invested plus the related acquisition revenue, with no deferred acquisition revenue being earned. For CWI, we earn initial acquisition revenue of 2.5% of the total investment cost of the properties acquired and loans originated by CWI, with no deferred acquisition revenue being earned. Total acquisition revenue from the Managed REITs cannot exceed 6% of the aggregate contract purchase price of all investments and loans. For CWI, we may also be entitled to fees for structuring loan refinancing transactions of up to 1.0% of the principal amount. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue.

W. P. Carey 2014 10-K – 104

Notes to Consolidated Financial Statements

Unpaid deferred acquisition fees, including accrued interest, are included in Due from affiliates in the consolidated financial statements. Unpaid deferred acquisition fees bear interest at annual rates ranging from 2% to 5%.

Reimbursable Costs from Affiliates and Dealer Manager Fees

The Managed REITs reimburse us for certain costs we incur on their behalf, primarily broker-dealer commissions, marketing costs, a Shareholder Servicing Fee, and certain personnel and overhead costs. Since October 1, 2012, personnel and overhead costs have been charged to the CPA® REITs based on the average of the trailing 12-month reported revenues of the CPA® REITs, CWI, and us. We began to allocate personnel and overhead costs to CWI on January 1, 2014 based on the time incurred by our personnel. For 2014, we agreed to receive personnel cost reimbursements from CWI in shares of its common stock.

During CWI’s initial public offering, which was closed in September 2013, we earned a selling commission of $0.70 per share sold and a dealer manager fee of $0.30 per share sold. We also earned a selling commission of $0.70 per share sold and a dealer manager fee of $0.30 per share sold for CWI’s follow-on offering, which began in December 2013 and was closed in December 2014. We also earned a selling commission of $0.65 per share sold and a dealer manager fee of $0.35 per share sold during CPA®:17 – Global’s follow-on offering, which was closed in January 2013.

For CPA®:18 – Global’s initial public offering, we receive selling commissions, depending on the class of common stock sold, of $0.70 or $0.14 per share sold, and a dealer manager fee of $0.30 or $0.21 per share sold, for its class A common stock and class C common stock, respectively. CPA®:18 – Global completed sales of its class A common stock during June 2014. We also receive a Shareholder Servicing Fee paid in connection with investor purchases of shares of class C common stock. The amount of the Shareholder Servicing Fee is 1.0% of the purchase price per share (or, once reported, the amount of the estimated net asset value per share) for the shares of class C common stock sold in the offering. The Shareholder Servicing Fee is accrued daily and is payable quarterly in arrears. CPA®:18 – Global will cease paying the Shareholder Servicing Fee on the date at which, in the aggregate, underwriting compensation from all sources, including the Shareholder Servicing Fee, any organizational and offering fee paid for underwriting, and underwriting compensation paid by us, equals 10% of the gross proceeds from the initial public offering.

We re-allow all of the selling commissions and may re-allow a portion of the dealer manager fees to selected dealers in the offerings for CWI and CPA®:18 – Global. Dealer manager fees that are not re-allowed and Shareholder Servicing Fees are classified as Dealer manager fees in the consolidated financial statements.

Prior to the CPA®:16 Merger, we also received a commission of 5% of the distribution amount from CPA®:16 – Global pursuant to its distribution reinvestment and stock purchase plan. In March 2012, CPA®:16 – Global amended its dividend reinvestment and stock purchase plan to remove the commission and issue shares through the plan at 95% of its most recently published net asset value per share. We no longer received commissions on the shares issued pursuant to its distribution reinvestment and stock purchase plan from CPA®:16 – Global after the amendment.

Pursuant to its advisory agreement, CWI is obligated to reimburse us for all organization costs and a portion of offering costs incurred in connection with its initial and follow-on public offerings up to a maximum amount (excluding selling commissions and the dealer manager fee) of 2% and 4%, respectively, of the gross proceeds of its offering and distribution reinvestment plan. Through December 31, 2014, we incurred organization and offering costs on behalf of CWI of approximately $12.8 million, which CWI is obligated to reimburse us, of which $12.5 million had been reimbursed as of December 31, 2014.

Pursuant to its advisory agreement, CPA®:18 – Global is obligated to reimburse us for all organization costs and a portion of offering costs incurred in connection with its initial public offering. CPA®:18 – Global is obligated to reimburse us up to 1.5% of the gross proceeds within 60 days after the end of the quarter in which the offering terminates. Through December 31, 2014, we incurred organization and offering costs on behalf of CPA®:18 – Global of approximately $8.1 million, and based on current fundraising projections, the entire amount is expected to be reimbursed by CPA®:18 – Global. As of December 31, 2014, $7.9 million had been reimbursed.

Distributions of Available Cash and Deferred Revenue Earned

We are entitled to receive distributions of up to 10% of Available Cash from the operating partnerships of each of the Managed REITs, as defined in their respective operating partnership agreements. In May 2011, we acquired the Special Member Interest in CPA®:16 – Global’s operating partnership. We initially recorded this Special Member Interest at its fair value, and amortized it into earnings through the date of the CPA®:16 Merger. Cash distributions of our proportionate share of earnings from the Managed REITs’ operating partnerships as well as deferred revenue earned from our Special Member Interest in CPA®:16 –

W. P. Carey 2014 10-K – 105

Notes to Consolidated Financial Statements

Global’s operating partnership are recorded as Equity in earnings of equity method investments in real estate and the Managed REITs within the Real Estate Ownership segment.

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

In connection with the CPA®:15 Merger and the CPA®:16 Merger, we waived the subordinated disposition and termination fees we would have been entitled to receive from CPA®:15 and CPA®:16 – Global upon their liquidations pursuant to the terms of our advisory agreement with each of CPA®:15 and CPA®:16 – Global. There was no gain or loss recognized in connection with waiving these subordinated disposition and termination fees.

Other Transactions with Affiliates

Transactions with Estate of Wm. Polk Carey

Voting Agreement — In July 2012, we entered into a Voting Agreement with the Estate of Wm. Polk Carey, our Chairman and founder who passed away on January 2, 2012, pursuant to which the Estate and W. P. Carey & Co., Inc., a wholly-owned corporation of the Estate, had agreed, among other things, to vote their share of our predecessor’s common stock, or the Listed Shares, at the special meeting of W. P. Carey & Co. LLC’s shareholders regarding the REIT conversion and CPA®:15 Merger in favor of those transactions. The REIT conversion and CPA®:15 Merger were approved by those shareholders on September 13, 2012 and the transactions closed on September 28, 2012.

Share Purchase Agreement — Concurrently with the execution of the Voting Agreement, we entered into a Share Purchase Agreement with the Estate pursuant to which we agreed to purchase, at the option of the Estate, up to an aggregate amount of $85.0 million of our common stock — or, prior to the Merger, the Listed Shares of our predecessor — beneficially owned by the Estate. The Estate had three sale options.

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

Because the Share Purchase Agreement contained put options that, if exercised, would obligate us to settle the transactions in cash, we accounted for the shares of our common stock owned by the Estate as redeemable securities in accordance with Accounting Standards Codification 480 “Distinguishing Liabilities from Equity” and Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks.” Accounting Series Release No. 268 requires us to reclassify a portion of our permanent equity to redeemable equity in order to reflect the future cash obligations that could arise if the Estate were to exercise the put options requiring us to purchase its shares. When the Estate exercised its sale options, we reclassified the amount from temporary equity to permanent equity, and reclassified the amount from Additional paid-in capital stock to Treasury stock. Accordingly, on the date of the execution of the Share Repurchase Agreement, we reclassified $85.0 million from Additional paid-in capital to Redeemable securities – related party, which represented the maximum amount that we would be required to pay should the Estate exercise all its sale options. Additionally, during 2013 and 2012, when we purchased our common stock in connection with the Estate’s exercise of the three sale options, we reclassified $40.0 million and $45.0 million, respectively, from Redeemable securities – related party to Additional paid-in capital and reclassified the shares from Additional paid-in capital to Treasury stock.

W. P. Carey 2014 10-K – 106

Notes to Consolidated Financial Statements

The following table presents a reconciliation of our Redeemable securities – related party (in thousands):

	Years Ended December 31.
	2014	2013	2012
Beginning balance	$—	$40,000	$—
Reclassification from permanent equity to temporary equity	—	—	85,000
Redemptions of securities	—	(40,000)	(45,000)
Ending balance	$—	$—	$40,000

Registration Rights Agreement — Concurrently with the execution of the Voting Agreement and the Share Purchase Agreement, we and the Estate Shareholders entered into a Registration Rights Agreement.

The Registration Rights Agreement provides the Estate with, on or before September 28, 2015, subject to certain exceptions and limitations, three demand rights for the registration via an underwritten public offering of, in each instance, a minimum of (i) $50.0 million, with respect to one Demand Registration Right, and $75.0 million, with respect to two Demand Registration Rights, of shares of our common stock received in the REIT conversion in exchange for the Listed Shares of our predecessor that were owned by the Estate as of the date of the Registration Rights Agreement, as well as certain “piggyback” registration rights. During 2014, the Estate ceased to own a minimum of $50.0 million of our common stock. As a result, the Estate is effectively no longer able to utilize the Registration Rights Agreement.

Loans to Managed REITs

During 2013 and 2014, our board of directors approved unsecured loans from us to CWI and CPA®:18 – Global of up to $75.0 million and up to $100.0 million, respectively, each at a rate equal to the rate at which we are able to borrow funds under our senior credit facility (Note 11), for the purpose of facilitating acquisitions approved by their respective investment committees, that they would not otherwise have sufficient available funds to complete, with any loans to be made solely at our Management’s discretion. On June 25, 2014, in order to facilitate an acquisition by CWI, we made an $11.0 million loan to CWI, with an annual interest rate of LIBOR plus 1.1% and a scheduled maturity date of June 30, 2015. The loan, including accrued interest, was repaid in full, prior to maturity, on July 22, 2014. On August 20, 2013, in order to facilitate an acquisition by CPA®:18 – Global, we made a $15.0 million loan to CPA®:18 – Global, which was repaid in full, with accrued interest, prior to maturity, on October 4, 2013.

Treasury Stock

In February 2014, we repurchased 11,037 shares of our common stock for $0.7 million in cash from the former independent directors of CPA®:16 – Global at a price per share equal to the volume weighted-average trading price of our stock utilized in the CPA®:16 Merger. These shares were issued to them as the merger consideration in exchange for their shares of CPA®:16 – Global common stock in the CPA®:16 Merger (Note 3) and were repurchased by agreement in order to satisfy the independence requirements set forth in the organizational documents of the remaining CPA® REITs, for which these individuals also serve as independent directors.

Other

As discussed in Note 16, in November 2013, an entity in which we, two of our employees, and a third party owned 38.3%, 1.7%, and 60.0%, respectively, and which we consolidated, sold 19 of its 20 self-storage properties. In connection with the sale, we made distributions aggregating $3.8 million to the two employees, representing their share of the net proceeds from the sale.

We own interests in entities ranging from 3% to 90%, as well as jointly-controlled tenancy-in-common interests in properties, with the remaining interests generally held by affiliates, and own common stock in each of the Managed REITs. We consolidate certain of these investments and account for the remainder under the equity method of accounting.

W. P. Carey 2014 10-K – 107

Notes to Consolidated Financial Statements

Note 5. Net Investments in Properties

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, and real estate under construction, is summarized as follows (in thousands):

	December 31,
	2014	2013
Land	$1,146,704	$534,697
Buildings	3,829,981	1,972,107
Real estate under construction	29,997	9,521
Less: Accumulated depreciation	(253,627)	(168,076)
	$4,753,055	$2,348,249

During 2014, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro at December 31, 2014 decreased by 11.7% to $1.2156 from $1.3768 at December 31, 2013. The impact of this strengthening was a $154.5 million decrease in the carrying value of Real estate from December 31, 2013 to December 31, 2014.

As discussed in Note 3, we acquired 225 properties subject to existing operating leases in the CPA®:16 Merger, which increased the carrying value of our real estate by $2.0 billion during the year ended December 31, 2014. In connection with restructuring three leases, we reclassified properties with an aggregate carrying value of $13.7 million from Net investments in direct financing leases to Real estate during the year ended December 31, 2014 (Note 6).

Acquisitions of Real Estate During 2014 – We entered into the following investments, which were deemed to be business combinations because we assumed the existing leases on the properties, for which the sellers were not the lessees, at a total cost of $366.9 million, including land of $33.1 million, buildings of $278.1 million, and net lease intangibles of $55.7 million (Note 8):

•	$41.9 million for an office building in Chandler, Arizona on March 26, 2014;

•	$47.2 million for a warehouse/distribution facility in University Park, Illinois on May 15, 2014;

•
$117.7 million for an office building in Stavanger, Norway on August 6, 2014. Because we acquired stock in a subsidiary of the seller to complete the acquisition, we assumed the tax basis of the entity that we purchased and recorded an estimated deferred tax liability of $14.7 million. In connection with this business combination, we recorded goodwill of $11.1 million (Note 8);

•	$46.0 million for an office building in Westborough, Massachusetts on August 22, 2014;

•	$56.0 million for an office building in Andover, Massachusetts on October 7, 2014;

•	$29.1 million for an office building in Newport, United Kingdom on October 13, 2014; and

•	$29.0 million for a light-industrial/distribution center in Opole, Poland on December 12, 2014.

In connection with these transactions, we expensed acquisition-related costs totaling $3.3 million, which are included in Merger and property acquisition expenses in the consolidated financial statements. Dollar amounts are based on the exchange rates of the foreign currencies on the dates of acquisitions, as applicable.

We also entered into the following investments, which were deemed to be real estate asset acquisitions because we acquired the sellers’ properties and then entered into new leases with the sellers, at a total cost of $536.7 million, including land of $83.9 million, buildings of $366.6 million, net lease intangibles of $82.9 million (Note 8), a property classified as a net investment in direct financing lease of $3.3 million (Note 6), and acquisition-related costs of $17.8 million, which were capitalized:

•	$138.3 million for 10 industrial and 21 agricultural properties in various locations in Australia on October 28, 2014. We also committed to fund a tenant expansion allowance of $14.8 million;

•	$19.8 million for a manufacturing facility in Lewisburg, Ohio on November 4, 2014; and

•	$378.5 million for 70 office buildings in various locations in Spain on December 19, 2014.

Dollar amounts are based on the exchange rates of the foreign currencies on the dates of acquisitions, as applicable. The purchase price for our investment in Spain was allocated to the assets acquired based upon their preliminary estimated fair

W. P. Carey 2014 10-K – 108

Notes to Consolidated Financial Statements

values, which are based on the best estimates of management to date. We are in the process of finalizing our assessment of the fair value of the assets acquired. For investments entered into subsequent to December 31, 2014, please see Note 19.

Acquisitions of Real Estate During 2013 – We entered into the following investments, which were deemed to be real estate asset acquisitions because we acquired the sellers’ properties and then entered into new leases with the sellers, at a total cost of $124.4 million, including land of $20.7 million, buildings of $77.2 million, net lease intangibles of $26.5 million (Note 8), and acquisition-related costs of $1.5 million, which were capitalized:

•	$72.4 million for an office building in Northfield, Illinois on January 11, 2013; and

•	$52.1 million for an office facility and research and development facility in Tampere, Finland on June 4, 2013.

We also entered into the following investments, which were deemed to be business combinations because we assumed the existing leases on the properties, for which the sellers were not the lessees, at a total cost of $157.7 million, including land of $17.2 million, buildings of $99.0 million, and net lease intangibles of $41.5 million (Note 8):

•	$63.3 million for an office building in Salford, United Kingdom on September 9, 2013;

•	$35.3 million for a logistics facility in Venlo, Netherlands on April 15, 2013;

•	$33.6 million for an office building in Lone Tree, Colorado on November 27, 2013. We also committed to funding a tenant improvement allowance of $5.2 million; and

•	$25.5 million for an office building in Quincy, Massachusetts on June 7, 2013.

In connection with these business combinations, we expensed aggregate acquisition-related costs of $4.2 million, which are included in Merger and property acquisition expenses in the consolidated financial statements.

We also entered into a build-to-suit transaction for the construction of an office building located in Mönchengladbach, Germany on December 4, 2013 for a total projected cost of up to $65.0 million, including acquisition expenses, of which we funded $26.4 million and incurred unpaid costs of $3.4 million through December 31, 2014. Amounts are based on the exchange rate of the euro on December 31, 2014.

Dollar amounts above are based on the exchange rate of the euro and the British pound sterling on the dates of acquisition, as applicable.

Acquisitions of Real Estate During 2012 – As discussed in Note 3, we acquired properties in the CPA®:15 Merger, which increased the carrying value of our real estate by $1.8 billion during the year ended December 31, 2012.

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

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based adjustments under non-cancelable operating leases, at December 31, 2014 are as follows (in thousands):

Years Ending December 31,	Total
2015	$569,427
2016	554,767
2017	533,942
2018	502,584
2019	454,038
Thereafter	2,388,659
Total	$5,003,417

W. P. Carey 2014 10-K – 109

Notes to Consolidated Financial Statements

Operating Real Estate

At December 31, 2014, Operating real estate consisted of our investments in two hotels acquired in the CPA®:16 Merger in January 2014 and two self-storage properties. At December 31, 2013, Operating real estate consisted of two self-storage properties. Below is a summary of our Operating real estate (in thousands):

	December 31,
	2014	2013
Land	$7,074	$1,097
Buildings	77,811	4,927
Less: Accumulated depreciation	(4,866)	(882)
	$80,019	$5,142

Depreciation expense, including the effect of foreign currency translation, on our real estate and operating real estate for the years ended December 31, 2014, 2013, and 2012 was $119.9 million, $61.8 million, and $25.7 million, respectively.

Assets Held for Sale

Below is a summary of our properties held for sale (in thousands):

	December 31,
	2014	2013
Real estate, net	$5,969	$62,466
Above-market rent intangible assets, net	838	13,872
In-place lease intangible assets, net	448	12,293
Below-market rent and other intangible liabilities, net	—	(1,808)
Assets held for sale	$7,255	$86,823

At December 31, 2013, we had nine properties classified as Assets held for sale, all of which were sold during the year ended December 31, 2014. In connection with the CPA®:16 Merger in January 2014, we acquired ten properties that were classified as Assets held for sale with a total fair value of $133.4 million, all of which were sold during the year ended December 31, 2014. In accordance with our adoption of ASU 2014-08, the results of operations for these properties are reflected in the consolidated financial statements as discontinued operations (Note 16).

During the year ended December 31, 2014, we reclassified five properties with an aggregate carrying value of $8.6 million to Assets held for sale, one of which was sold as of December 31, 2014. There can be no assurance that the remaining properties will be sold at the contracted price or at all. In accordance with our adoption of ASU 2014-08, the results of operations for these properties are included within continuing operations in the consolidated financial statements.

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

W. P. Carey 2014 10-K – 110

Notes to Consolidated Financial Statements

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	December 31,
	2014	2013
Minimum lease payments receivable	$904,788	$466,182
Unguaranteed residual value	818,334	363,903
	1,723,122	830,085
Less: unearned income	(906,896)	(466,665)
	$816,226	$363,420

2014 — Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $78.8 million for the year ended December 31, 2014. In connection with the CPA®:16 Merger in January 2014, we acquired 98 properties subject to direct financing leases with a total fair value of $538.2 million (Note 3), of which one was sold during the year ended December 31, 2014 (Note 16). In connection with our acquisition of an investment in Australia, we acquired one property subject to a direct financing lease for $3.3 million. During 2014, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro at December 31, 2014 decreased by 11.7% to $1.2156 from $1.3768 at December 31, 2013. The impact of this strengthening was a $52.8 million decrease in the carrying value of Net investments in direct financing leases from December 31, 2013 to December 31, 2014. During the year ended December 31, 2014, we reclassified properties with a carrying value of $13.7 million from Net investments in direct financing leases to Real estate (Note 5), in connection with the restructuring of the underlying leases. We also recognized impairment charges totaling $1.3 million on eight properties accounted for as Net investments in direct financing leases in connection with an other-than-temporary decline in the estimated fair values of the properties’ residual values (Note 9). At December 31, 2014, Other assets, net included $1.4 million of accounts receivable related to amounts billed under these direct financing leases.

2013 — Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $37.3 million for the year ended December 31, 2013. We reclassified $14.0 million of properties from Net investments in direct financing leases to Real estate (Note 5) in connection with the restructuring of six leases. Additionally, during 2013, we sold a net investment in a direct financing lease, which we acquired in the CPA®:15 Merger, for $5.5 million, net of selling costs, and recognized a loss on the sale of $0.3 million. We also recognized an impairment charge of $0.1 million on a property accounted for as Net investments in direct financing leases in connection with an other-than-temporary decline in the estimated fair value of the property’s residual value. At December 31, 2013, Other assets, net included $0.1 million of accounts receivable related to amounts billed under these direct financing leases.

2012 — Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $15.2 million for the year ended December 31, 2012. We sold a net investment in a direct financing lease for $2.0 million, net of selling costs, and recognized a net loss on sale of $0.2 million. In connection with the CPA®:15 Merger in September 2012, we acquired 15 direct financing leases with a total fair value of $315.8 million (Note 3).

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments, under non-cancelable direct financing leases at December 31, 2014 are as follows (in thousands):

Years Ending December 31,	Total
2015	$78,488
2016	77,943
2017	77,914
2018	77,933
2019	75,418
Thereafter	517,092
Total	$904,788

W. P. Carey 2014 10-K – 111

Notes to Consolidated Financial Statements

Notes Receivable

At December 31, 2014, our notes receivable, which were included in Other assets, net in the consolidated financial statements, consisted of the following:

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

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. At both December 31, 2014 and 2013, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Other than the lease restructurings discussed above, there were no modifications of finance receivables during the years ended December 31, 2014 and 2013. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the fourth quarter of 2014. We believe the credit quality of our deferred acquisition fees receivable, which is not included in the table below, falls under category one, as the CPA® REITs are expected to have the available cash to make such payments.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants / Obligors at December 31,		Carrying Value at December 31,
Internal Credit Quality Indicator	2014	2013	2014	2013
1	3	3	$79,343	$42,812
2	4	3	37,318	27,869
3	23	8	592,631	284,968
4	7	1	127,782	7,771
5	—	—	—	—
			$837,074	$363,420

Note 7. Equity Investments in Real Estate and the Managed Programs

We own interests in certain unconsolidated real estate investments with the Managed Programs and also own interests in the Managed Programs. We account for our interests in these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences).

W. P. Carey 2014 10-K – 112

Notes to Consolidated Financial Statements

The following table presents Equity in earnings of equity method investments in real estate and the Managed REITs, which represents our proportionate share of the income or losses of these investments as well as certain adjustments related to other-than-temporary impairment charges and amortization of basis differences related to purchase accounting adjustments (in thousands):

	Years Ended December 31,
	2014	2013	2012
Proportionate share of equity in earnings of equity investments in the Managed REITs	$2,425	$7,057	$8,867
Amortization of basis differences on equity investments in the Managed REITs	(810)	(5,115)	(4,302)
Other-than-temporary impairment charges on the Special Member Interest in CPA®:16 – Global’s operating partnership	(735)	(15,383)	(9,910)
Distributions of Available Cash (Note 4)	31,052	34,121	30,009
Deferred revenue earned (Note 4)	786	9,436	9,436
Total equity in earnings of equity investments in the Managed REITs	32,718	30,116	34,100
Equity in earnings from other equity investments in real estate	14,828	26,928	29,864
Amortization of basis differences on other equity investments	(3,430)	(4,313)	(1,572)
Equity in earnings of equity method investments in real estate and the Managed REITs	$44,116	$52,731	$62,392

Managed Programs

We own interests in the Managed Programs and account for these interests under the equity method because, as their advisor and through our ownership of their common stock, we do not exert control over, but we do have the ability to exercise significant influence on, the Managed Programs.

The following table sets forth certain information about our investments in the Managed Programs (dollars in thousands):

	% of Outstanding Shares Owned at		Carrying Amount of Investment at
	December 31,		December 31,
Fund	2014	2013	2014 (a) (b)	2013 (a)
CPA®:16 – Global (c)	100.000%	18.533%	$—	$282,520
CPA®:16 – Global operating partnership (d)	100.000%	0.015%	—	813
CPA®:17 – Global (e)	2.676%	1.910%	79,429	57,753
CPA®:17 – Global operating partnership (f)	0.009%	0.009%	—	—
CPA®:18 – Global	0.221%	0.127%	2,784	320
CPA®:18 – Global operating partnership (g)	0.034%	0.034%	209	209
CWI	1.088%	0.538%	13,940	3,369
CWI operating partnership (h)	0.015%	0.015%	—	—
Carey Credit Income Fund (i)	50.00%	—	25,000	—
			$121,362	$344,984
___________

(a)
Includes asset management fees receivable, for which 240,318 shares, 37,870 class A shares, and 93,739 shares of common stock of CPA®:17 – Global, CPA®:18 – Global, and CWI, respectively, were issued during the first quarter of 2015.

(b)	At December 31, 2014 and 2013, the aggregate unamortized basis differences on our equity investments in the Managed REITs were $20.2 million and $80.5 million, respectively.

(c)
On January 31, 2014, we acquired all the remaining interests in CPA®:16 – Global, which merged into one of our wholly-owned subsidiaries with our subsidiary as the surviving entity, in the CPA®:16 Merger (Note 3). We received distributions of $6.4 million, $25.3 million, and $24.3 million from this affiliate during January 2014, the year ended December 31, 2013 and the year ended December 31, 2012, respectively. During the year ended December 31, 2013, equity income from CPA®:16 – Global and CPA®:16 – Global’s operating partnership exceeded 20% of our net income from continuing operations before income taxes. Therefore, the audited consolidated financial statements of CPA®:16 – Global are incorporated by reference in this Report.

W. P. Carey 2014 10-K – 113

Notes to Consolidated Financial Statements

(d)
During January 2014 and the years ended December 31, 2013 and 2012, we recognized other-than-temporary impairment charges of $0.7 million, $15.4 million, and $9.9 million, respectively, on this investment to reduce the carrying value of our interest in the investment to its estimated fair value (Note 9). In addition, we received distributions of $4.8 million, $15.2 million, and $15.4 million from this investment during January 2014, the year ended December 31, 2013, and the year ended December 31, 2012, respectively. On January 31, 2014, we acquired the remaining interests in CPA®:16 – Global’s operating partnership and now consolidate this entity.

(e)	We received distributions of $4.6 million, $3.0 million, and $1.6 million from this affiliate during 2014, 2013, and 2012, respectively.

(f)	We received distributions of $20.4 million, $16.9 million, and $14.6 million from this affiliate during 2014, 2013, and 2012, respectively.

(g)	We received distributions of $1.8 million and $0.1 million, from this affiliate, which commenced operations in May 2013, during the years ended December 31, 2014 and 2013, respectively.

(h)
We received distributions of $4.1 million and $1.9 million from this affiliate during the years ended December 31, 2014 and 2013, respectively. There were no such distributions received during the year ended December 31, 2012.

(i)
In December 2014, we purchased 2,777,778 shares of CCIF at $9.00 per share for a total purchase price of $25.0 million. We account for our interest in this investment using the equity method of accounting because we share the decision-making with the third-party investment partner. As of December 31, 2014, CCIF has not yet admitted any additional shareholders.

The following tables present estimated combined summarized financial information for the Managed Programs. Certain prior year amounts have been retrospectively adjusted to reflect the impact of discontinued operations. Amounts provided are expected total amounts attributable to the Managed Programs and do not represent our proportionate share (in thousands):

	December 31,
	2014	2013
Real estate, net	$5,969,011	$7,218,177
Other assets	2,293,065	2,128,862
Total assets	8,262,076	9,347,039
Debt	(3,387,795)	(4,237,044)
Accounts payable, accrued expenses and other liabilities	(496,857)	(571,097)
Total liabilities	(3,884,652)	(4,808,141)
Noncontrolling interests	(170,249)	(192,492)
Stockholders’ equity	$4,207,175	$4,346,406

	Years Ended December 31,
	2014	2013	2012
Revenues	$825,405	$796,637	$860,983
Expenses (a)	(838,100)	(701,830)	(759,435)
(Loss) income from continuing operations	$(12,695)	$94,807	$101,548
Net (loss) income attributable to the Managed Programs (b) (c)	$(12,695)	$104,342	$128,455
___________

(a)
Total net expenses recognized by the Managed Programs during the year ended December 31, 2012 included $3.1 million of CPA®:15 Merger-related expenses incurred by CPA®:15, of which our share was approximately $0.2 million.

(b)
Inclusive of impairment charges recognized by the Managed Programs totaling $1.3 million, $25.6 million, and $25.0 million during the years ended December 31, 2014, 2013, and 2012, respectively. These impairment charges reduced our income earned from these investments by approximately less than $0.1 million, $4.7 million, and $4.2 million during the years ended December 31, 2014, 2013, and 2012, respectively.

(c)
Amounts included net gains on sale of real estate recorded by the Managed Programs totaling $13.3 million, $7.7 million, and $35.4 million during the years ended December 31, 2014, 2013, and 2012, respectively.

Interests in Other Unconsolidated Real Estate Investments

We own equity interests in single-tenant net-leased properties that are generally leased to companies through noncontrolling interests (i) in partnerships and limited liability companies that we do not control but over which we exercise significant

W. P. Carey 2014 10-K – 114

Notes to Consolidated Financial Statements

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

The following table sets forth our ownership interests in our equity investments in real estate, excluding the Managed Programs, and their respective carrying values (dollars in thousands):

		Ownership Interest	Carrying Value at December 31,
Lessee	Co-owner(s)	at December 31, 2014	2014	2013
Same Store Equity Investments (a) (b)
C1000 Logistiek Vastgoed B.V. (c)	CPA®:17 – Global	15%	$11,192	$13,673
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH	CPA®:17 – Global	33%	6,949	7,267
Wanbishi Archives Co. Ltd.	CPA®:17 – Global	3%	341	395
			18,482	21,335
Equity Investments Consolidated After the CPA®:16 Merger (d)
Schuler A.G. (a)	CPA®:16 – Global	100%	—	65,798
Hellweg 2 (a) (e)	CPA®:16 – Global/ CPA®:17 – Global	63%	—	27,923
Advanced Micro Devices	CPA®:16 – Global	100%	—	22,392
The Upper Deck Company	CPA®:16 – Global	100%	—	7,518
Del Monte Corporation	CPA®:16 – Global	100%	—	7,145
Builders FirstSource, Inc.	CPA®:16 – Global	100%	—	4,968
PetSmart, Inc.	CPA®:16 – Global	100%	—	3,877
Consolidated Systems, Inc.	CPA®:16 – Global	100%	—	3,176
SaarOTEC (a)	CPA®:16 – Global	100%	—	(639)
			—	142,158
Equity Investments Acquired in the CPA®:16 Merger
The New York Times Company (f)	CPA®:16 – Global/ CPA®:17 – Global	45%	72,476	21,543
Frontier Spinning Mills, Inc.	CPA®:17 – Global	40%	15,609	—
Actebis Peacock GmbH (a)	CPA®:17 – Global	30%	6,369	—
			94,454	21,543
Recently Acquired Equity Investment
Beach House JV, LLC (g)	Third Party	N/A	15,105	—
			$128,041	$185,036
___________

(a)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the foreign currency.

(b)	Represents equity investments we acquired prior to January 1, 2013.

(c)
This investment represents a tenancy-in-common interest, whereby the property is encumbered by the debt for which we are jointly and severally liable. For this investment, the co-obligor is CPA®:17 – Global and the total amount due under the arrangement was approximately $82.7 million at December 31, 2014. Of this amount, $12.4 million represents the amount we agreed to pay and is included within the carrying value of the investment at December 31, 2014.

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

W. P. Carey 2014 10-K – 115

Notes to Consolidated Financial Statements

(g)
During the year ended December 31, 2014, we received a preferred equity position in Beach House JV, LLC as part of the sale of our Soho House investment. The preferred equity interest, which is redeemable on March 13, 2019, provides us with a preferred rate of return of 8.5%. The rights under these preferred units allow us to have significant influence over the entity. Accordingly, we account for this investment using the equity method of accounting. We own 100 redeemable preferred units of Beach House JV LLC. During the year ended December 31, 2014, we recognized $1.0 million of income related to this investment, which is included in Equity in earnings of equity method investments in real estate and the Managed REITs in the consolidated financial statements.

The following tables present combined summarized financial information of our equity investments, excluding the Managed Programs. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (in thousands):

	December 31,
	2014	2013
Real estate, net	$486,858	$1,038,422
Other assets	81,232	146,635
Total assets	568,090	1,185,057
Debt	(278,012)	(695,429)
Accounts payable, accrued expenses and other liabilities	(10,057)	(77,819)
Total liabilities	(288,069)	(773,248)
Noncontrolling interests	(355)	176
Stockholders’ equity	$279,666	$411,985

	Years Ended December 31,
	2014	2013	2012
Revenues	$64,294	$117,278	$108,242
Expenses	(27,801)	(50,907)	(64,453)
Income from continuing operations	$36,493	$66,371	$43,789
Net income attributable to the jointly-owned investments (a)	$36,493	$15,762	$79,591
___________

(a)
Amount during the year ended December 31, 2012 included a net gain of approximately $34.0 million recognized by a jointly-owned investment as a result of selling its interests in the Médica investment. Our share of the gain was approximately $15.1 million.

We received aggregate distributions of $12.5 million, $25.9 million, and $20.0 million from our other unconsolidated real estate investments for the years ended December 31, 2014, 2013, and 2012, respectively. At December 31, 2014 and 2013, the aggregate unamortized basis differences on our unconsolidated real estate investments were $5.8 million and $16.6 million, respectively.

Hellweg 2 Restructuring

In 2007, CPA®:14, CPA®:15, and CPA®:16 – Global, acquired a 33%, 40%, and 27% interest, respectively, in an entity, or Purchaser, for purposes of acquiring a 25% interest in a property holding company, or PropCo, that owns 37 do-it-yourself stores located in Germany. This is referred to as the Hellweg 2 transaction. The remaining 75% interest in PropCo was owned by a third party, or the Partner. In November 2010, CPA®:14, CPA®:15, and CPA®:16 – Global obtained a 70% additional interest in PropCo from the Partner, resulting in Purchaser owning approximately 95% of PropCo. In 2011, CPA®:17 – Global acquired CPA®:14’s interests, and in 2012, through the CPA®:15 Merger, we acquired CPA®:15’s interests. We had previously accounted for our investment under the equity method of accounting. In January 2014 in connection with the CPA®:16 Merger, we acquired CPA®:16 – Global’s interests in the investment. Subsequent to the acquisition, we consolidate this investment.

In October 2013, the Partner’s remaining 5% equity interest in PropCo was acquired by CPA®:17 – Global, which resulted in PropCo incurring a German real estate transfer tax of $22.1 million, of which our share was approximately $8.4 million and was recorded within Equity in earnings of equity method investments in real estate and the Managed REITs in our consolidated statement of income for the year ended December 31, 2013. PropCo intends to appeal the real estate transfer tax upon assessment, but there is no certainty it will be successful in appealing its obligation.

W. P. Carey 2014 10-K – 116

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

Disposition of Unconsolidated Real Estate Investment During 2013

In June 2013, we contributed $2.9 million to partially repay the existing $17.1 million mortgage loan on our U.S. Airways investment. We refinanced the remaining mortgage loan with new financing of $13.9 million. Immediately after the refinancing, we sold our interest in the investment to a third party for $28.4 million, net of closing costs and our contribution to partially repay the loan, and recognized a gain on sale of $19.5 million. The gain was included in Equity in earnings of equity method investments in real estate and the Managed REITs in the consolidated financial statements.

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

Note 8. Goodwill and Other Intangibles

In connection with our acquisitions of properties, we have recorded net lease intangibles that are being amortized over periods ranging from one year to 40 years. In addition, we have several ground lease intangibles that are being amortized over periods of up to 250 years. In-place lease and above-market rent are included in In-place lease intangible assets, net and Above-market rent intangible assets, net, respectively, in the consolidated financial statements. Tenant relationship, below-market ground lease (as lessee), trade name, management contracts, and software license intangibles are included in Other assets, net in the consolidated financial statements. Below-market rent, above-market ground lease (as lessee), and below-market purchase option intangibles are included in Below-market rent and other intangible liabilities, net in the consolidated financial statements.

In connection with our investment activity during 2014, which primarily reflects the properties we acquired through the CPA®:16 Merger, we recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
In-place lease	13.3	$700,850
Above-market rent	12.3	395,824
Below-market ground lease	67.5	14,772
		$1,111,446

Amortizable Intangible Liabilities
Below-market rent	18.1	$(59,740)
Above-market ground lease	31.5	(6,712)
		$(66,452)

W. P. Carey 2014 10-K – 117

Notes to Consolidated Financial Statements

In connection with the CPA®:16 Merger and the CPA®:15 Merger, we recorded goodwill as a result of the merger considerations exceeding the fair values of the assets acquired and liabilities assumed (Note 3). The goodwill was attributed to our Real Estate Ownership reporting unit as it relates to the real estate assets we acquired in the CPA®:16 Merger and CPA®:15 Merger. The following table presents a reconciliation of our goodwill (in thousands):

	Real Estate Ownership	Investment Management	Total
Balance at January 1, 2012	$—	$63,607	$63,607
Acquisition of CPA®:15	268,683	—	268,683
Allocation of goodwill to the cost basis of properties sold or classified as held-for-sale	(3,158)	—	(3,158)
Balance at December 31, 2012	265,525	63,607	329,132
Allocation of goodwill to the cost basis of properties sold or classified as held-for-sale	(13,118)	—	(13,118)
Adjustments related to deferred foreign income taxes (a)	32,715	—	32,715
Adjustment to purchase price allocation for the CPA®:15 Merger (b)	1,479	—	1,479
Balance at December 31, 2013	286,601	63,607	350,208
Acquisition of CPA®:16 – Global	346,642	—	346,642
Other business combinations (c)	13,585	—	13,585
Allocation of goodwill to the cost basis of properties sold or classified as held-for-sale	(3,762)	—	(3,762)
Foreign currency translation adjustments and other	(14,258)	—	(14,258)
Balance at December 31, 2014	$628,808	$63,607	$692,415
___________

(a)	In the fourth quarter of 2013, we recorded an out-of-period adjustment related to accounting for deferred foreign income taxes (Note 2).

(b)	In the fourth quarter of 2013, we recorded an immaterial out-of-period adjustment to correct the purchase price allocation for the CPA®:15 Merger.

(c)	Primarily relates to acquisition of an investment in Norway (Note 5).

Current accounting guidance requires that we test for the recoverability of goodwill at the reporting unit level. The test for recoverability must be conducted at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We performed our annual test for impairment during the fourth quarter of 2014 for goodwill recorded in both segments, and no impairment was indicated.

W. P. Carey 2014 10-K – 118

Notes to Consolidated Financial Statements

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	December 31,
	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Management contracts	$32,765	$(32,765)	$—	$32,765	$(32,395)	$370
Internal-use software development costs	17,584	(26)	17,558	3,255	—	3,255
	50,349	(32,791)	17,558	36,020	(32,395)	3,625
Lease Intangibles:
In-place lease and tenant relationship	1,185,692	(191,873)	993,819	557,984	(86,265)	471,719
Above-market rent	639,370	(116,573)	522,797	292,132	(50,157)	241,975
Below-market ground lease	17,771	(435)	17,336	4,386	(22)	4,364
	1,842,833	(308,881)	1,533,952	854,502	(136,444)	718,058
Unamortizable Goodwill and Indefinite-Lived Intangible Assets
Goodwill	692,415	—	692,415	350,208	—	350,208
Trade name	3,975	—	3,975	3,975	—	3,975
	696,390	—	696,390	354,183	—	354,183
Total intangible assets	$2,589,572	$(341,672)	$2,247,900	$1,244,705	$(168,839)	$1,075,866

Amortizable Intangible Liabilities
Below-market rent	$(169,231)	$23,039	$(146,192)	$(116,939)	$11,832	$(105,107)
Above-market ground lease	(13,311)	1,144	(12,167)	(6,896)	512	(6,384)
	(182,542)	24,183	(158,359)	(123,835)	12,344	(111,491)
Unamortizable Intangible Liabilities
Below-market purchase option	(16,711)	—	(16,711)	(16,711)	—	(16,711)
Total intangible liabilities	$(199,253)	$24,183	$(175,070)	$(140,546)	$12,344	$(128,202)

Net amortization of intangibles, including the effect of foreign currency translation, was $174.0 million, $86.1 million, and $24.9 million for the years ended December 31, 2014, 2013, and 2012, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues; amortization of management contracts, in-place lease, and tenant relationship intangibles is included in Depreciation and amortization; and amortization of above-market ground lease and below-market ground lease intangibles is included in Property expenses.

Based on the intangible assets and liabilities recorded at December 31, 2014, scheduled annual net amortization of intangibles for each of the next five calendar years and thereafter is as follows (in thousands):

Years Ending December 31,	Net Decrease in Lease Revenues	Increase to Amortization/Property Expenses	Net
2015	$54,208	$114,768	$168,976
2016	52,471	110,828	163,299
2017	49,368	107,080	156,448
2018	46,043	104,269	150,312
2019	22,436	73,391	95,827
Thereafter	152,079	506,210	658,289
Total	$376,605	$1,016,546	$1,393,151

W. P. Carey 2014 10-K – 119

Notes to Consolidated Financial Statements

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

Derivative Assets — Our derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of interest rate caps, interest rate swaps, stock warrants, and foreign currency forward contracts (Note 10). The interest rate caps, interest rate swaps, and foreign currency forward contracts were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. The stock warrants were measured at fair value using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3 because these assets are not traded in an active market.

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

Redeemable Noncontrolling Interest — We account for the noncontrolling interest in W. P. Carey International, LLC, or WPCI, held by a third party as a redeemable noncontrolling interest (Note 13). We determined the valuation of the redeemable noncontrolling interest using widely accepted valuation techniques, including expected discounted cash flows of the investment as well as the income capitalization approach, which considers prevailing market capitalization rates. We classified this liability as Level 3. Unobservable inputs for WPCI include a discount for lack of marketability, a discount rate, and EBITDA multiples with weighted-average ranges of 20% - 30%, 22% - 26%, and 3x - 5x, respectively. Significant increases or decreases in any one of these inputs in isolation would result in significant changes in the fair value measurement.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during either the years ended December 31, 2014, 2013, and 2012. In connection with the CPA®:16 Merger, we acquired additional stock warrants, which had previously been granted by Hellweg 2 to CPA®:16 – Global, and which were classified as Level 3, at December 31, 2014 (Note 10).

W. P. Carey 2014 10-K – 120

Notes to Consolidated Financial Statements

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		December 31, 2014		December 31, 2013
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt (a)	3	$2,532,683	$2,574,437	$1,492,410	$1,477,497
Senior Credit Facilities (a) (b)	2	1,057,518	1,057,519	275,000	275,000
Senior unsecured notes (c)	2	498,345	527,029	—	—
Deferred acquisition fees receivable (d)	3	26,913	28,027	19,684	20,733
Notes receivable (a) (e)	3	20,848	19,604	—	—
Unsecured Term Loan (b)	2	—	—	300,000	300,000
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

(b)
As described in Note 11, the Prior Senior Credit Facility and Unsecured Term Loan were repaid and terminated in January 2014. We determined the estimated fair value of these financial instruments using a discounted cash flow model with rates that take into account the market-based credit spread and our credit rating.

(c)	We determined the estimated fair value of the 4.6% senior unsecured notes using quoted market prices in an open market with limited trading volume (Note 10).

(d)
We determined the estimated fair value of our deferred acquisition fees receivable based on an estimate of discounted cash flows using two significant unobservable inputs, which are the leverage adjusted unsecured spread and an illiquidity adjustment with a weighted-average range of 108 - 355 basis points and 50 - 100 basis points, respectively, at December 31, 2014. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

(e)	We acquired these notes in the CPA®:16 Merger (Note 6).

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both December 31, 2014 and 2013.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. For investments in real estate held for use for which an impairment indicator is identified, we follow a two-step process to determine whether the investment is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the future undiscounted net cash flows that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. If this amount is less than the carrying value, the property’s asset group is considered to be impaired. We then measure the impairment charge as the excess of the carrying value of the property’s asset group over the estimated fair value of the property’s asset group, which is primarily determined using market information such as recent comparable sales, broker quotes or third-party appraisals. If relevant market information is not available or is not deemed appropriate, we perform a future net cash flow analysis, discounted for inherent risk associated with each investment. We determined that the significant inputs used to value these investments fall within Level 3 for fair value reporting. As a result of our assessments, we calculated impairment charges based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.

W. P. Carey 2014 10-K – 121

Notes to Consolidated Financial Statements

The following tables present information about our assets that were measured at fair value on a non-recurring basis (in thousands):

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges in Continuing Operations
Real estate	$26,503	$21,738	$15,495	$4,673	$—	$—
Net investments in direct financing leases	39,158	1,329	891	68	—	—
Equity investments in real estate	—	735	5,111	19,256	17,140	9,910
Marketable security	—	—	483	553	—	—
		23,802		24,550		9,910
Impairment Charges in Discontinued Operations
Real estate	—	—	19,413	6,192	39,642	12,495
Operating real estate	—	—	3,709	1,071	5,002	10,467
		—		7,263		22,962
		$23,802		$31,813		$32,872

Impairment charges, and their related triggering events and fair value measurements, recognized during 2014, 2013, and 2012 were as follows:

Real Estate

During the year ended December 31, 2014, we recognized impairment charges totaling $7.8 million on six properties in order to reduce the carrying values of the properties to their estimated fair values, which approximated their estimated selling prices. Additionally, we recognized an impairment charge of $14.0 million on a property during the year ended December 31, 2014 as result of the tenant vacating the property. The fair value measurements relating to the $14.0 million impairment charge were determined by a direct cap approach and market approach and utilizing the average of these two approaches, as the property has potential utility as both a commercial net lease building (direct cap approach) and a redeveloped residential structure (market approach). The fair value under the market approach was determined by comparing the property to similar properties that have been sold or offered for sale, with adjustments made for differences in date of sale, age, condition, size, location, land/building ratio, local tax policies, and other physical characteristics and circumstances influencing the sale. The fair value under the direct cap approach was determined by estimating future net operating income of the leased up asset utilizing comparable market rents that have been leased or offered for lease, capitalizing the resulting net operating income utilizing a residual capitalization rate of 8.0%, offset by the leasing capital required to secure a tenant and the market vacancy assumptions. Significant increases or decreases to the inputs utilized for the market approach and income approach in isolation would result in a significant change in the fair value measurement.

During the year ended December 31, 2013, we recognized an impairment charge of $4.7 million on a property in France. This impairment was the result of writing down the property’s carrying value to its estimated fair value in connection with the tenant vacating the property. The fair value measurements related to the impairment charge were determined by estimating discounted cash flows using three significant unobservable inputs, which are the cash flow discount rate, the residual discount rate, and the residual capitalization rate equal to 12.75%, 11.75%, and 10.0%, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

Net Investments in Direct Financing Leases

During the year ended December 31, 2014, we recognized impairment charges totaling $1.3 million on eight properties accounted for as Net investments in direct financing leases in connection with an other-than-temporary decline in the estimated fair values of the buildings’ residual values. During the year ended December 31, 2013, we recognized an impairment charge of $0.1 million on a property accounted for as Net investments in direct financing leases in order to reduce the carrying value of the property to its estimated fair value, which approximated its estimated selling price.

W. P. Carey 2014 10-K – 122

Notes to Consolidated Financial Statements

Equity Investments in Real Estate

During the years ended December 31, 2014, 2013, and 2012, we recognized other-than-temporary impairment charges totaling $0.7 million, $15.4 million, and $9.9 million, respectively, on the Special Member Interest in CPA®:16 – Global’s operating partnership to reduce its carrying value to its estimated fair value, which had declined. The estimated fair value was computed by estimating discounted cash flows using two significant unobservable inputs, which are the discount rate and the estimated general and administrative costs as a percentage of assets under management with a weighted-average range of 12.75% - 15.75% and 35 - 45 basis points, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement. The valuation was also dependent upon the estimated date of a liquidity event for CPA®:16 – Global because cash flows attributable to this investment would cease upon such event.

During the year ended December 31, 2013, we recognized an other-than-temporary impairment charge of $3.9 million on a jointly-owned investment to reduce the carrying value of our investment to its estimated fair value, which was based on the contracted selling price of the properties held by the jointly-owned investment. The properties were sold in October 2013.

Marketable Security

During the year ended December 31, 2013, we recognized an other-than-temporary impairment charge of $0.6 million on an investment in an equity fund. During the fourth quarter of 2013, we received information that indicated the fair value of the equity fund was less than its carrying value. Since the fund was being wound down and the remaining investments had fair values less than their cost, this impairment was deemed other-than-temporary and the carrying value was written down to the estimated fair value.

Properties Sold

During the years ended December 31, 2013 and 2012, we recognized impairment charges on properties sold, including a hotel, totaling $7.3 million and $23.0 million, respectively, to reduce the carrying values of the properties to their selling prices. These impairment charges, which are included in discontinued operations, were the result of reducing these properties’ carrying values to their estimated fair values (Note 16), which approximated their estimated selling prices, in connection with anticipated sales. The fair value measurement related to these impairment charges, other than the fair value of the hotel, was determined in part by third-party sources, subject to our corroboration for reasonableness. The fair value of the hotel property was obtained using an estimate of discounted cash flows using three significant inputs, which are capitalization rate, cash flow discount rate, and residual discount rate of 9.5%, 7.5%, and 10.0%, respectively.

Note 10. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are four main components of economic risk that impact us: interest rate risk, credit risk, market risk, and foreign currency risk. We are primarily subject to interest rate risk on our interest-bearing liabilities, including the Senior Unsecured Credit Facility (Note 11), at December 31, 2014. Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, as well as changes in the value of our other securities and the shares we hold in the Managed REITs due to changes in interest rates or other market factors. We own investments in the European Union, Asia, and Australia and are subject to the risks associated with changing foreign currency exchange rates.

W. P. Carey 2014 10-K – 123

Notes to Consolidated Financial Statements

Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates and foreign currency exchange rate movements. We have not entered into, and do not plan to enter into, financial instruments for trading or speculative purposes. The primary risks related to our use of derivative instruments include default by a counterparty to a hedging arrangement on its obligation and a downgrade in the credit quality of a counterparty to such an extent that our ability to sell or assign our side of the hedging transaction is impaired. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting, and monitoring of derivative financial instrument activities.

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated, and that qualified, as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive (loss) income until the hedged item is recognized in earnings. For a derivative designated, and that qualified, as a net investment hedge, the effective portion of the change in the fair value and/or the net settlement of the derivative are reported in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. Amounts are reclassified out of Other comprehensive (loss) income into earnings when the hedged investment is either sold or substantially liquidated. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Interest rate caps	Other assets, net	$3	$2	$—	$—
Interest rate swaps	Other assets, net	285	1,618	—	—
Foreign currency forward contracts (a)	Other assets, net	16,307	—	—	—
Foreign currency forward contracts (a)	Accounts payable, accrued expenses and other liabilities	—	—	—	(7,083)
Interest rate swaps (a)	Accounts payable, accrued expenses and other liabilities	—	—	(5,660)	(2,734)
Derivatives Not Designated as Hedging Instruments
Stock warrants (b)	Other assets, net	3,753	2,160	—	—
Interest rate swaps (c)	Accounts payable, accrued expenses and other liabilities	—	—	(7,496)	(11,995)
Total derivatives		$20,348	$3,780	$(13,156)	$(21,812)
__________

(a)
In connection with the CPA®:16 Merger, we acquired interest rate swaps and a cap, which were in a net liability position, and foreign currency forward contracts, which were in a net asset position, that had fair values of $2.4 million and $5.0 million, respectively, at December 31, 2014.

(b)
In connection with the CPA®:16 Merger, we acquired warrants from CPA®:16 – Global, which had previously been granted by Hellweg 2 to CPA®:16 – Global, that had a fair value of $1.3 million at December 31, 2014. These warrants give us participation rights to any distributions made by Hellweg 2 and entitle us to a cash distribution that equals a certain percentage of the liquidity event price of Hellweg 2, should a liquidity event occur.

(c)	These interest rate swaps do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the underlying variable-rate debt.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative

W. P. Carey 2014 10-K – 124

Notes to Consolidated Financial Statements

instruments on a gross basis on our consolidated financial statements. At both December 31, 2014 and 2013, no cash collateral had been posted nor received for any of our derivative positions.

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive (Loss) Income on Derivatives (Effective Portion) (a)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2014	2013	2012
Interest rate swaps	$(2,628)	$4,720	$(1,059)
Interest rate caps	290	(15)	277
Foreign currency forward contracts	23,167	(5,211)	(1,480)
Derivatives in Net Investment Hedging Relationship (b)
Foreign currency forward contracts	2,566	—	—
Total	$23,395	$(506)	$(2,262)

		Amount of Gain (Loss) Reclassified from Other Comprehensive (Loss) Income into Income (Effective Portion) (c)
Derivative in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2014	2013 (d)	2012 (d)
Interest rate swaps	Interest expense	$(2,691)	$(1,745)	$(1,539)
Foreign currency forward contracts	Other income and (expenses)	(103)	(537)	(239)
Total		$(2,794)	$(2,282)	$(1,778)
 __________

(a)
Excludes net gains (losses) of $0.3 million, $0.5 million, and less than $(0.1) million recognized on unconsolidated jointly-owned investments for the years ended December 31, 2014, 2013, and 2012, respectively.

(b)
The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive (loss) income until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

(c)	Excludes net gains of $0.4 million, $0.5 million, and $0.4 million recognized on unconsolidated jointly-owned investments for the years ended December 31, 2014, 2013, and 2012, respectively.

(d)	The amounts included in this column for the periods presented have been revised to reverse the signs that were incorrectly presented when originally reported.

Amounts reported in Other comprehensive (loss) income related to interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive (loss) income related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. At December 31, 2014, we estimate that an additional $2.7 million and $4.2 million will be reclassified as interest expense and other income, respectively, during the next 12 months.

		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss)	Years Ended December 31,
Derivatives Not in Cash Flow Hedging Relationships	Recognized in Income	2014	2013	2012
Interest rate swaps	Interest expense	$3,186	$5,249	$429
Stock warrants	Other income and (expenses)	134	440	108
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps (a)	Interest expense	761	(20)	101
Total		$4,081	$5,669	$638
___________

(a)	Relates to the ineffective portion of the hedging relationship.

W. P. Carey 2014 10-K – 125

Notes to Consolidated Financial Statements

See below for information on our purposes for entering into derivative instruments and for information on derivative instruments owned by unconsolidated investments, which are excluded from the tables above.

Interest Rate Swaps and Caps

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we historically attempted to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners obtained, and may in the future obtain, variable-rate, non-recourse mortgage loans, and as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of the loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The face amount on which the swaps are based is not exchanged. Interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The interest rate swaps and caps that we had outstanding on our consolidated subsidiaries at December 31, 2014 are summarized as follows (currency in thousands):

	Number of Instruments	Notional Amount		Fair Value at December 31, 2014 (a)
Interest Rate Derivatives
Designated as Cash Flow Hedging Instruments
Interest rate swaps	14	129,313	USD	$(4,324)
Interest rate swaps	2	8,174	EUR	(1,051)
Interest rate caps (b)	1	45,847	EUR	3
Not Designated as Cash Flow Hedging Instruments
Interest rate swaps (c)	3	107,400	EUR	(7,496)
				$(12,868)
__________

(a)	Fair value amounts are based on the exchange rate of the euro at December 31, 2014, as applicable.

(b)	The applicable interest rate of the related debt was 1.0%, which was below the strike price of the cap of 3.0% at December 31, 2014.

(c)	These interest rate swaps do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the underlying variable-rate debt.

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

W. P. Carey 2014 10-K – 126

Notes to Consolidated Financial Statements

The following table presents the foreign currency derivative contracts we had outstanding at December 31, 2014, which were designated as cash flow hedges (currency in thousands):

	Number of Instruments	Notional Amount		Fair Value at December 31, 2014 (a)
Foreign Currency Derivatives
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	68	155,978	EUR	$12,573
Foreign currency forward contracts	16	8,560	GBP	51
Foreign currency forward contracts	20	25,082	AUD	1,117
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	5	84,522	AUD	2,566
				$16,307
 __________

(a)	Fair value amounts are based on the applicable exchange rate of the foreign currency at December 31, 2014.

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of December 31, 2014. At December 31, 2014, our total credit exposure and the maximum exposure to any single counterparty was $16.2 million and $9.9 million, respectively.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At December 31, 2014, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $14.2 million and $22.9 million at December 31, 2014 and 2013, respectively, which included accrued interest and any adjustment for nonperformance risk. If we had breached any of these provisions at either December 31, 2014 or 2013, we could have been required to settle our obligations under these agreements at their aggregate termination value of $14.5 million or $24.4 million, respectively.

Net Investment Hedge

At December 31, 2014, amounts outstanding under the Revolver include $419.4 million borrowed in euros, and $62.1 million borrowed in British pounds (Note 11). These borrowings are designated as, and are effective as, economic hedges of our net investments in foreign entities. Variability in the exchange rates of the foreign currencies with respect to the U.S. dollar impacts our financial results as the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of changes in the foreign currencies to U.S. dollar exchange rates being recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. As a result, the borrowings in euro and British pounds sterling under the Revolver are recorded at cost in the consolidated financial statements and all changes in the value related to changes in the spot rates will be reported in the same manner as a translation adjustment, which is recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment.

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

W. P. Carey 2014 10-K – 127

Notes to Consolidated Financial Statements

million included in Other assets, net in the consolidated financial statements, which are being amortized to Interest expense over the remaining terms of the facilities, and recognized a loss on extinguishment of debt of $2.1 million included in Other income and (expenses) in the consolidated financial statements.

At December 31, 2014, the Senior Unsecured Credit Facility was comprised of a $1.0 billion unsecured revolving credit facility, or the Revolver, and a $250.0 million term loan facility, or the Term Loan Facility. The Revolver matures in 2018 but may be extended by one year at our option, subject to the conditions provided in the Second Amended and Restated Credit Agreement. The Term Loan Facility matures in 2016 but we have two options to extend the maturity by another year. At our election, the principal amount available under the Senior Unsecured Credit Facility may be increased by up to an additional $500.0 million, and may be allocated as an increase to the Revolver and/or the Term Loan Facility, or if the Term Loan Facility has been terminated, an add-on term loan, in each case subject to the conditions to increase provided in the Second Amended and Restated Credit Agreement, which we refer to as the Accordion Feature (Note 19). The Senior Unsecured Credit Facility also permits (i) up to $500.0 million under the Revolver to be borrowed in certain currencies other than the U.S. dollar (Note 19), (ii) swing line loans of up to $50.0 million under the Revolver, and (iii) the issuance of letters of credit under the Revolver in an aggregate amount not to exceed $50.0 million. The Senior Unsecured Credit Facility is being used for working capital needs, to refinance our existing indebtedness, for new investments and for other general corporate purposes.

Borrowings under the Senior Unsecured Credit Facility bear interest, at our election, at a rate equal to either: (i) the Eurocurrency Rate (as defined in the Second Amended and Restated Credit Agreement), or (ii) the Base Rate (as defined in the Second Amended and Restated Credit Agreement), in each case, plus the Applicable Rate (as defined in the Second Amended and Restated Credit Agreement). Since we obtained investment grade ratings as of January 31, 2014, for borrowings under the Revolver, the Applicable Rate on Eurocurrency Rate loans and letters of credit ranges from 0.925% to 1.70% and the Applicable Rate on Base Rate loans ranges from 0.00% to 0.70%. For borrowings under the Term Loan Facility, the Applicable Rate on Eurocurrency Rate loans and letters of credit ranges from 1.00% to 1.95% and the Applicable Rate on Base Rate loans ranges from 0.00% to 0.95%. Swing line loans under the Senior Unsecured Credit Facility will bear interest at the Base Rate plus the Applicable Rate then in effect. In addition, we pay a quarterly facility fee ranging from 0.125% to 0.30% on the Revolver. At December 31, 2014, the outstanding balance under the Senior Unsecured Credit Facility was $1.1 billion, including the $250.0 million drawn under the Term Loan Facility, $326.0 million borrowed under the Revolver in U.S. dollars, the equivalent of $419.4 million borrowed under the Revolver in euros, and the equivalent of $62.1 million borrowed under the Revolver in British pounds. In addition, as of December 31, 2014, our lenders had issued letters of credit totaling $1.1 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under the Revolver. At December 31, 2014, our Revolver had unused capacity of $192.5 million, excluding amounts reserved for outstanding letters of credit. Based on our credit rating of BBB/Baa2 during the year ended December 31, 2014, we incurred interest at LIBOR plus 1.10% on the Revolver and LIBOR plus 1.25% on the Term Loan Facility. We also incurred a facility fee of 0.20% on the Revolver during the year ended December 31, 2014.

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

The Second Amended and Restated Credit Agreement stipulates several financial covenants that require us to maintain certain ratios and benchmarks at the end of each quarter as defined in the Second Amended and Restated Credit Agreement. We were in compliance with all of these covenants at December 31, 2014.

W. P. Carey 2014 10-K – 128

Notes to Consolidated Financial Statements

Senior Unsecured Notes

In March 2014, we issued $500.0 million in corporate bonds at a price of 99.639% of par value or a $1.8 million discount with a yield to maturity of 4.645% in a registered public offering. These notes have a ten-year term and mature on April 1, 2024 with an annual interest rate of 4.60%. The interest is paid semi-annually on April 1 and October 1, and commenced on October 1, 2014. The senior unsecured notes can be redeemed at par within three months of maturity, or we can call the notes at any time for the principal, accrued interest and a make-whole amount based upon a rate of the ten-year U.S. Treasury yield plus 30 basis points. In connection with this transaction, we incurred financing costs totaling $4.2 million included in Other assets, net in the consolidated financial statements, that are being amortized to Interest expense over the term of the senior unsecured notes. The proceeds from the issuance were used to pay down in part the then-outstanding balance under our Revolver.

The senior unsecured notes require us to maintain certain ratios and benchmarks at the end of each quarter as defined in the terms in the prospectus supplement filed with the SEC on March 13, 2014. We were in compliance with all of these covenants at December 31, 2014.

See Note 19 for a discussion of additional senior notes issued, the exercise of the Accordion Feature, and certain amendments to the Senior Unsecured Credit Facility subsequent to December 31, 2014.

Unsecured Term Loan

In July 2013, we entered into a credit agreement with the lenders of our Prior Senior Credit Facility for an Unsecured Term Loan of up to $300.0 million, which we drew down in full on that date. On January 31, 2014, the Unsecured Term Loan was repaid in full using a portion of the amounts drawn down under the Senior Unsecured Credit Facility on that date.

Non-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real estate properties with an aggregate carrying value of $3.3 billion and $1.9 billion at December 31, 2014 and 2013, respectively. At December 31, 2014, our mortgage notes payable bore interest at fixed annual rates ranging from 2.6% to 11.5% and variable contractual annual rates ranging from 1.0% to 7.6%, with maturity dates ranging from 2015 to 2038 at December 31, 2014.

Financing Activity During 2014 — In connection with the CPA®:16 Merger (Note 3), we assumed property level debt comprised of 18 variable-rate and 97 fixed-rate non-recourse mortgage loans with fair values totaling $161.9 million and $1.4 billion, respectively, on the acquisition date and recorded an aggregate net fair market value adjustment of $9.8 million at that date. The fair market value adjustment will be amortized to interest expense over the remaining lives of the related loans. These fixed-rate and variable-rate mortgages had weighted-average annual interest rates of 5.79% and 3.63%, respectively, on the acquisition date (Note 10).

During the year ended December 31, 2014, in connection with our long-term plan to become a primarily unsecured borrower, we prepaid 20 non-recourse mortgage loans with an aggregate outstanding principal balance of $220.8 million, with a weighted-average remaining term of 1.4 years on the dates of the prepayments and weighted-average interest rate of 5.3%. In connection with these prepayments, we incurred a net loss on extinguishment of debt of $8.1 million, of which $6.9 million is included in Other income and (expenses) and $1.2 million is included in Income from discontinued operations, net of tax in the consolidated financial statements. During the year ended December 31, 2014, we also paid $7.2 million for the defeasance of a mortgage loan.

During the year ended December 31, 2014, we drew down $20.4 million on a construction loan in relation to a build-to-suit transaction.

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

Financing Activity During 2012 — In connection with the CPA®:15 Merger (Note 3), we assumed property level debt comprised of nine variable-rate and 58 fixed-rate non-recourse mortgage loans with fair values totaling $295.2 million and $1.1

W. P. Carey 2014 10-K – 129

Notes to Consolidated Financial Statements

billion, respectively, on September 28, 2012 and recorded an aggregate net fair market value adjustment of $14.8 million at that date. The fair market value adjustment will be amortized to interest expense over the remaining lives of the related loans. These fixed-rate and variable-rate mortgages had weighted-average annual interest rates of 5.08% and 5.03%, respectively. The weighted-average annual interest rate for the variable-rate mortgages was calculated using the applicable interest rates on the date of the CPA®:15 Merger.

During the year ended December 31, 2012, we also refinanced four maturing non-recourse mortgages totaling $21.2 million with new financing totaling $23.8 million. These mortgage loans had a weighted-average annual interest rate and term of 4.2% and 11.5 years, respectively.

Foreign Currency Exchange Rate Impact

During the year ended December 31, 2014, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro at December 31, 2014 decreased by 11.7% to $1.2156 from $1.3768 at December 31, 2013. The impact of this strengthening was an aggregate decrease of $121.0 million in the carrying values of our Non-recourse debt and Senior Unsecured Credit Facility from December 31, 2013 to December 31, 2014.

Scheduled Debt Principal Payments

Scheduled debt principal payments during each of the next five calendar years following December 31, 2014 and thereafter are as follows (in thousands):

Years Ending December 31,	Total (a)
2015	$210,081
2016 (b)	609,150
2017	751,954
2018 (c)	1,088,374
2019	99,777
Thereafter through 2038 (d)	1,323,978
4,083,314
Unamortized premium, net (e)	5,232
Total	$4,088,546
__________

(a)	Certain amounts are based on the applicable foreign currency exchange rate at December 31, 2014.

(b)	Includes $250.0 million outstanding under our Term Loan Facility at December 31, 2014, which is scheduled to mature on January 31, 2016 unless extended pursuant to its terms.

(c)	Includes $807.5 million outstanding under our Revolver at December 31, 2014, which is scheduled to mature on January 31, 2018 unless extended pursuant to its terms.

(d)	Includes $500.0 million of outstanding 4.6% senior unsecured notes, which are scheduled to mature on April 1, 2024.

(e)
Represents the unamortized premium of $6.9 million in the aggregate resulting from the assumption of property-level debt in connection with the CPA®:15 Merger and the CPA®:16 Merger, partially offset by a $1.7 million unamortized discount on the 4.6% senior unsecured notes.

Note 12. Commitments and Contingencies

On December 31, 2013, Mr. Ira Gaines and entities affiliated with him commenced a purported class action (Ira Gaines, et al. v. Corporate Property Associates 16 – Global Incorporated, Index. No. 650001/2014, N.Y. Sup. Ct., N.Y. County) against us, WPC REIT Merger Sub Inc., CPA®:16 – Global, and the directors of CPA®:16 – Global. On April 11, 2014, we and the other defendants filed a motion to dismiss the complaint, as amended, and on October 15, 2014, the judge granted the defendants’ motion to dismiss the amended complaint in its entirety. The plaintiffs filed a Notice of Appeal on November 24, 2014 and have until August 24, 2015 to file that appeal. We believe that the plaintiffs' claims are without merit, and if the plaintiffs file a timely appeal, we intend to continue to defend the case vigorously.

Various other claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

W. P. Carey 2014 10-K – 130

Notes to Consolidated Financial Statements

Note 13. Equity

Common Stock

Distributions

Distributions paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. The following table presents distributions per share, declared and paid during the years ended December 31, 2014 and 2013, reported for federal tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Internal Revenue Code Section 857(b)(3)(C) and Treasury Regulation § 1.857-6(e):

	Distributions Paid
	During the Years Ended December 31,		On October 16,
	2014	2013	2012
Ordinary income	$3.6566	$3.1701	$0.6228
Return of capital	0.0584	0.0099	0.0272
Total distributions paid	$3.7150	$3.1800	$0.6500

During the fourth quarter of 2014, we declared a quarterly distribution of $0.95 per share, which was paid on January 15, 2015 to stockholders of record on December 31, 2014.

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

	Years Ended December 31,
	2014	2013	2012
Net income attributable to W. P. Carey	$239,826	$98,876	$62,132
Allocation of distribution equivalents paid on unvested RSUs and RSAs in excess of income	(1,007)	(743)	(535)
Net income – basic	238,819	98,133	61,597
Income effect of dilutive securities, net of taxes	(77)	187	23
Net income – diluted	$238,742	$98,320	$61,620

Weighted-average shares outstanding – basic	98,764,164	68,691,046	47,389,460
Effect of dilutive securities	1,063,192	1,016,962	689,014
Weighted-average shares outstanding – diluted	99,827,356	69,708,008	48,078,474

Securities totaling 114,919 shares associated with the Redeemable noncontrolling interest were excluded from the earnings per share computations above as their effect would have been anti-dilutive for the year ended December 31, 2013. There were no such anti-dilutive securities for the years ended December 31, 2014 and 2012. For information on long-term incentive plan awards issued to key employees subsequent to December 31, 2014 that could have a dilutive impact on our earnings per share calculation, please see Note 19.

W. P. Carey 2014 10-K – 131

Notes to Consolidated Financial Statements

Equity Offering

In September 2014, we completed a public offering of 4,600,000 shares of our common stock, $0.001 par value per share, at a price of $64.00 per share, or the Equity Offering, which includes the full exercise of the underwriters’ option to purchase an additional 600,000 shares of our common stock. The net proceeds of $282.2 million from the Equity Offering were intended to repay certain indebtedness, including amounts outstanding under our Senior Unsecured Credit Facility, to fund potential future acquisitions and for general corporate purposes. We utilized $225.8 million of the net proceeds from the Equity Offering to pay down a portion of the amount then outstanding under our Revolver.

Sale of Common Shares

On October 19, 2012, we entered into an agreement to sell 937,500 shares of our common stock to an institutional investor, which were issued pursuant to our then existing shelf registration statement. The shares were issued in a privately negotiated transaction at a purchase price of $48.00 per share. The proceeds to us from the sale of these shares were $45.0 million. We delivered the shares to the institutional investor on October 19, 2012.

Noncontrolling Interests

Transfers to Noncontrolling Interests

The following table presents a reconciliation of the effect of transfers in noncontrolling interest (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net income attributable to W. P. Carey	$239,826	$98,876	$62,132
Transfers to noncontrolling interest
Decrease in W. P. Carey’s additional paid-in capital for purchase of the remaining interest in a jointly-owned investment	—	—	(154)
Decrease in W. P. Carey’s additional paid-in capital for purchases of less-than-wholly-owned investments in connection with the CPA®:16 Merger	(41,374)	—	—
Net transfers to noncontrolling interest	(41,374)	—	(154)
Change from net income attributable to W. P. Carey and transfers to noncontrolling interest	$198,452	$98,876	$61,978

Redeemable Noncontrolling Interest

We account for the noncontrolling interest in WPCI held by a third party as a redeemable noncontrolling interest, as we have an obligation to repurchase the interest at fair value, subject to certain conditions, pursuant to a put option held by the third party. This obligation is required to be settled in shares of our common stock. The third-party interest is reflected at estimated redemption value for all periods presented. On October 1, 2013, we received a notice from the holder of the noncontrolling interest in WPCI regarding the holder’s intention to exercise of the put option, pursuant to which we are required to purchase the third party’s 7.7% interest in WPCI. Pursuant to the terms of the related put agreement, the purchase price is to be determined based on a third-party valuation as of October 31, 2013, which is the end of the month that the put option was exercised. We cannot currently estimate when the redemption will occur and the amount of $6.1 million recorded represents our best estimate of the redemption value of that interest.

W. P. Carey 2014 10-K – 132

Notes to Consolidated Financial Statements

The following table presents a reconciliation of redeemable noncontrolling interest (in thousands):

	Years Ended December 31,
	2014	2013	2012
Beginning balance	$7,436	$7,531	$7,700
Redemption value adjustment	(306)	—	840
Net (loss) income	(142)	353	40
Distributions	(926)	(435)	(1,055)
Change in other comprehensive income (loss)	9	(13)	6
Ending balance	$6,071	$7,436	$7,531

Other Comprehensive Income

Accumulated Other Comprehensive (Loss) Income

The following table presents the components of Accumulated other comprehensive (loss) income reflected in equity, net of tax. Amounts include our proportionate share of other comprehensive income or loss from our unconsolidated investments (in thousands):

	December 31,
	2014	2013
Unrealized gain on marketable securities	$21	$31
Realized and unrealized gain (loss) on derivative instruments	13,597	(7,488)
Foreign currency translation adjustments	(89,177)	22,793
Accumulated other comprehensive (loss) income	$(75,559)	$15,336

Reclassifications Out of Accumulated Other Comprehensive (Loss) Income

The following tables present a reconciliation of changes in Accumulated other comprehensive (loss) income by component for the periods presented (in thousands):

	Year Ended December 31, 2014
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Beginning balance	$(7,488)	$22,793	$31	$15,336
Other comprehensive income (loss) before reclassifications	17,911	(117,938)	(10)	(100,037)
Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	2,691	—	—	2,691
Other income and (expenses)	103	—	—	103
Equity in earnings of equity method investments in real estate and the Managed REITs	380	—	—	380
Total	3,174	—	—	3,174
Net current period other comprehensive income (loss)	21,085	(117,938)	(10)	(96,863)
Net current period other comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests	—	5,968	—	5,968
Ending balance	$13,597	$(89,177)	$21	$(75,559)

W. P. Carey 2014 10-K – 133

Notes to Consolidated Financial Statements

	Year Ended December 31, 2013
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Beginning balance	$(7,508)	$2,828	$31	$(4,649)
Other comprehensive (loss) income before reclassifications	(2,793)	21,835	—	19,042
Amounts reclassified from accumulated other comprehensive income to:
Interest expense	1,745	—	—	1,745
Other income and (expenses)	537	—	—	537
Equity in earnings of equity method investments in real estate and the Managed REITs	531	—	—	531
Total	2,813	—	—	2,813
Net current period other comprehensive income	20	21,835	—	21,855
Net current period other comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	—	(1,870)	—	(1,870)
Ending balance	$(7,488)	$22,793	$31	$15,336

	Year Ended December 31, 2012
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Beginning balance	$(5,246)	$(3,299)	$38	$(8,507)
Other comprehensive (loss) income before reclassifications	(4,394)	7,809	(7)	3,408
Amounts reclassified from accumulated other comprehensive (loss) income to:
Interest expense	1,539	—	—	1,539
Other income and (expenses)	239	—	—	239
Equity in earnings of equity method investments in real estate and the Managed REITs	354	—	—	354
Total	2,132	—	—	2,132
Net current period other comprehensive (loss) income	(2,262)	7,809	(7)	5,540
Net current period other comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	—	(1,682)	—	(1,682)
Ending balance	$(7,508)	$2,828	$31	$(4,649)

Note 14. Stock-Based and Other Compensation

Stock-Based Compensation

At December 31, 2014, we maintained several stock-based compensation plans as described below. The total compensation expense (net of forfeitures) for awards issued under these plans was $31.1 million, $37.3 million, and $26.2 million for the years ended December 31, 2014, 2013, and 2012, respectively, all of which are included in Stock-based compensation expense in the consolidated financial statements. The tax benefit recognized by us related to these awards totaled $17.3 million, $18.4 million, and $16.2 million for the years ended December 31, 2014, 2013, and 2012, respectively.

2009 Incentive Plan

We maintain the W. P. Carey, Inc. 2009 Share Incentive Plan, or the 2009 Incentive Plan, which as amended currently authorizes the issuance of up to 5,900,000 shares of our common stock. At December 31, 2014, there were 3,095,316 shares remain available for issuance under the 2009 Share Incentive Plan. The 2009 Incentive Plan provides for the grant of (i) stock options, (ii) RSUs, (iii) PSUs, and (iv) dividend equivalent rights. The vesting of grants under both plans is accelerated upon a change in our control and under certain other conditions.

W. P. Carey 2014 10-K – 134

Notes to Consolidated Financial Statements

In December 2007, the Compensation Committee approved the long-term incentive plan, or LTIP, and terminated further contributions to the Partnership Equity Unit Plan described below. The following table presents LTIP awards granted in the past three years (PSUs are reflected at 100% of target but may settle at up to three times the target amount shown or less):

	2009 Incentive Plan
Fiscal Year	RSUs Awarded	PSUs Awarded
2014 (a)	172,460	89,653
2013 (b)	171,804	85,900
2012 (c)	259,400	314,400
__________

(a)
Includes 10,500 RSUs issued in connection with entering into employment agreements with certain employees. Also includes 10,000 PSUs awarded related to 2012 awards for which the previously undetermined terms and conditions of the grant were finalized in 2014.

(b)
Includes 20,250 RSUs issued in connection with entering into employment agreements with certain employees. Also includes 10,000 PSUs awarded related to 2011 awards for which the previously undetermined terms and conditions of the grant were finalized in 2013.

(c)
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

2009 Non-Employee Directors Incentive Plan

We maintain the W. P. Carey, Inc. 2009 Non-Employee Directors’ Incentive Plan, or the 2009 Directors’ Plan, which authorizes the issuance of 325,000 shares of our common stock in the aggregate. In the discretion of our board of directors, the awards may be in the form of RSUs, share options or RSAs, or any combination of the permitted awards. In July 2013, we issued 13,211 RSAs, with a total value of $0.9 million, to our directors under the 2009 Directors’ Plan in lieu of the RSUs that had been granted in previous years, as permitted under the terms of that plan. In July 2014, we issued 16,159 RSAs with a total value of $1.0 million to our directors. These RSAs are scheduled to vest one year from the date of grant. At December 31, 2014, there were 215,705 shares that remained available for issuance under this plan.

Employee Share Purchase Plan

We sponsor an employee share purchase plan, pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain limits, to purchase our common stock. During the periods presented, employees were entitled to purchase stock semi-annually at a price equal to 85% of the fair market value at certain plan defined dates. Compensation expense under this plan for the years ended December 31, 2014, 2013, and 2012 was $0.3 million, $1.2 million, and $0.6 million, respectively.

Partnership Equity Unit Plan

During 2003, we adopted a non-qualified deferred compensation plan, called the Partnership Equity Plan, or PEP, under which a portion of any participating officer’s cash compensation in excess of designated amounts was deferred and the officer was awarded Partnership Equity Plan Units, or PEP Units. Each of the PEPs is a deferred compensation plan and is therefore considered to be outside the scope of current accounting guidance for stock-based compensation and subject to liability award accounting. The value of each PEP Unit is adjusted to reflect the underlying appraised value of the designated CPA® REIT. Additionally, each PEP Unit is entitled to distributions equal to the distribution rate of the CPA® REIT. All issuances of PEP Units, changes in the fair value of PEP Units and distributions paid are included in our compensation expense. On December 16, 2013, we paid $0.2 million in cash to the remaining holders of the PEP Units issued under the initial PEP, which was equal to the per-share 2012 Merger Consideration received by CPA®:15 stockholders or the net asset value per share of CPA®:16 – Global, as applicable.

The plans are carried at fair value each quarter and are subject to changes in the fair value of the PEP units. Further contributions to the second PEP were terminated at December 31, 2007; however, this termination did not affect any awardees’ rights pursuant to awards granted under this plan. In December 2008, participants in the PEPs were required to make an election to either (i) remain in the PEPs, (ii) receive cash for their PEP Units (available to former employees only) or (iii) convert their PEP Units to fully vested RSUs (available to current employees only) to be issued under the 1997 Share

W. P. Carey 2014 10-K – 135

Notes to Consolidated Financial Statements

Incentive Plan, or as amended, the 1997 Incentive Plan on June 15, 2009. Substantially all of the PEP participants elected to receive cash or convert their existing PEP Units to RSUs. The PEP participants electing to receive RSUs were required to defer receipt of the underlying shares of our common stock for a minimum of two years. While employed by us, these participants are entitled to receive dividend equivalents equal to the amount of dividends paid on the underlying common stock during the deferral period. At December 31, 2014 and 2013, we were obligated to issue 41,074 and 47,126 shares, respectively, of our common stock underlying these RSUs, which were recorded within W. P. Carey members’ equity as a Deferred compensation obligation of $1.1 million and $1.2 million, respectively. The remaining PEP liability pertaining to participants who elected to remain in the plans was $0.7 million at both December 31, 2014 and 2013. Those PEP Units are scheduled to be paid between 2017 and 2019.

Restricted and Conditional Awards

Nonvested RSAs, RSUs, and PSUs at December 31, 2014 and changes during the years ended December 31, 2014, 2013, and 2012 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2012	624,793	$33.26	673,428	$36.30
Granted	274,420	41.41	314,400	42.28
Vested (a)	(268,683)	32.56	(235,189)	23.66
Forfeited	(36,336)	36.33	(49,494)	33.96
Adjustment (b)	—	—	296,368	26.01
Nonvested at December 31, 2012	594,194	37.15	999,513	34.55
Granted	185,015	57.69	86,189	84.33
Vested (a)	(233,098)	36.76	(324,161)	39.48
Forfeited	(26,503)	43.05	(30,108)	50.52
Adjustment (b)	—	—	489,287	67.22
Nonvested at December 31, 2013	519,608	45.19	1,220,720	28.28
Granted (c)	188,619	61.08	89,653	76.05
Vested (a)	(264,724)	43.35	(881,388)	51.00
Forfeited	(1,001)	59.45	(78)	54.31
Adjustment (b)	—	—	448,734	55.91
Nonvested at December 31, 2014 (d)	442,502	$53.03	877,641	$32.06
__________

(a)
The total fair value of shares vested during the years ended December 31, 2014, 2013, and 2012 was $56.4 million, $21.4 million, and $14.3 million, respectively. Upon vesting of the shares, employees have the option to take immediate delivery of the underlying shares or defer receipt to a future date. At December 31, 2014 and 2013, we were obligated to issue 848,788 and 363,052 shares, respectively, of our common stock underlying these shares, which is recorded within W. P. Carey members’ equity as a Deferred compensation obligation of $29.6 million and $10.1 million, respectively.

(b)
Vesting and payment of the PSUs is conditional on certain company and market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. Pursuant to a review of our current and expected performance versus the performance goals, we revised our estimate of the ultimate number of certain of the PSUs to be vested. As a result, we recorded adjustments in 2014, 2013, and 2012 to reflect the number of shares expected to be issued when the PSUs vest.

(c)
The grant date fair value of RSAs and RSUs are based on our stock price on the date of grant. The grant date fair value of the market-condition based PSUs were determined utilizing a Monte Carlo simulation model to generate a range of possible future stock prices for both us and the plan defined peer index over the three-year performance period. To estimate the fair value of PSUs granted during 2014, we used a risk-free interest rate of 0.65% and an expected volatility rate of 25.89% (the plan defined peer index assumes 21.77%) and assumed a dividend yield of zero.

(d)	At December 31, 2014, total unrecognized compensation expense related to these awards was approximately $24.0 million, with aggregate weighted-average remaining term of 1.7 years.

W. P. Carey 2014 10-K – 136

Notes to Consolidated Financial Statements

At the end of each reporting period, we evaluate the ultimate number of PSUs we expect to vest based upon the extent to which we have met and expect to meet the performance goals and where appropriate, revise our estimate and associated expense. We do not adjust the associated expense for revision on PSUs expected to vest based on market performance. Upon vesting, the RSUs and PSUs may be converted into shares of our common stock. Both the RSUs and PSUs carry dividend equivalent rights. Dividend equivalent rights on RSUs are paid in cash on a quarterly basis whereas dividend equivalent rights on PSUs accrue during the performance period and may be converted into additional shares of common stock at the conclusion of the performance period to the extent the PSUs vest. Dividend equivalent rights are accounted for as a reduction to retained earnings to the extent that the awards are expected to vest. For awards that are not expected to vest or do not ultimately vest, dividend equivalent rights are accounted for as additional compensation expense.

Stock Options

Option activity and changes for all periods presented were as follows:

	Year Ended December 31, 2014
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding – beginning of year	619,601	$30.30
Exercised	(140,718)	31.41
Canceled / Expired	(3,118)	32.99
Outstanding – end of year	475,765	$29.95	1.75	$19,102,514
Vested and expected to vest – end of year	475,765	$29.95	1.75	$19,102,514
Exercisable – end of year	421,656	$29.75	1.64	$17,012,685

	Years Ended December 31,
	2013			2012
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)
Outstanding – beginning of year	794,210	$30.32		1,208,041	$28.73
Exercised	(169,412)	30.43		(410,331)	25.94
Canceled / Expired	(5,197)	29.84		(3,500)	24.93
Outstanding – end of year	619,601	$30.30	2.59	794,210	$30.32	3.19
Exercisable – end of year	511,811	$30.18		623,218	$30.22

Options granted under the 1997 Incentive Plan generally have a ten-year term and generally vest in four equal annual installments. Options granted under the 1997 Directors’ Plan have a ten-year term and vest generally over three years from the date of grant. We have not issued option awards since 2008. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was $4.9 million, $5.7 million, and $9.3 million, respectively.

At December 31, 2014, all of our options were fully vested and all related compensation expense has been previously recognized; however certain options had exercise limitations.

We have the ability and intent to issue shares upon stock option exercises. Historically, we have issued authorized but unissued common stock to satisfy such exercises. Cash received from stock option exercises and purchases under our employee share purchase plan during the years ended December 31, 2014, 2013, and 2012 was $1.9 million, $2.3 million, and $6.8 million, respectively.

W. P. Carey 2014 10-K – 137

Notes to Consolidated Financial Statements

Other Compensation

Profit-Sharing Plan

We sponsor a qualified profit-sharing plan and trust that generally permits all employees, as defined by the plan, to make pre-tax contributions into the plan. We are under no obligation to contribute to the plan and the amount of any contribution is determined by and at the discretion of our board of directors. Our board of directors can authorize contributions to a maximum of 15% of an eligible participant’s compensation, limited to less than $0.1 million annually per participant. In December 2014, our board of directors determined that the contribution to the plan for 2014 would be 10% of an eligible participant’s compensation, up to a maximum of $26,000. For the years ended December 31, 2014, 2013, and 2012, amounts expensed for contributions to the trust were $3.5 million, $4.5 million, and $4.4 million, respectively, which were included in General and administrative expenses in the accompanying consolidated financial statements. The profit-sharing plan is a deferred compensation plan and is therefore considered to be outside the scope of current accounting guidance for stock-based compensation.

Other

We have employment contracts with certain senior executives. These contracts provide for severance payments in the event of termination under certain conditions including a change of control. During 2014, 2013, and 2012, we recognized severance costs totaling approximately $1.0 million, $0.7 million, and $1.1 million, respectively, related to several former employees who did not have employment contracts. Such costs are included in General and administrative expenses in the accompanying consolidated financial statements.

Note 15. Income Taxes

Income Tax Provision

The components of our provision for income taxes attributable to continuing operations for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Federal
Current	$19,545	$8,274	$18,142
Deferred	(7,609)	(13,029)	(21,167)
	11,936	(4,755)	(3,025)
State and Local
Current	13,422	4,970	12,303
Deferred	(4,693)	(3,665)	(5,644)
	8,729	1,305	6,659
Foreign
Current	6,869	7,144	3,138
Deferred	(9,925)	(2,442)	—
	(3,056)	4,702	3,138
Total Provision	$17,609	$1,252	$6,772

W. P. Carey 2014 10-K – 138

Notes to Consolidated Financial Statements

A reconciliation of the provision for income taxes with the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the periods presented is as follows (in thousands, except percentages):

	Years Ended December 31,
	2014		2013		2012
Income from continuing operations before income taxes, net of amounts attributable to noncontrolling interests	$223,938		$85,889		$94,343
Pre-tax income attributable to pass-through subsidiaries	(202,807)		(96,314)		(94,755)
Pre-tax income (loss) attributable to taxable subsidiaries	21,131		(10,425)		(412)
Federal provision at statutory tax rate (35%)	7,396	35.0%	(3,649)	(35.0)%	(144)	(35.0)%
State and local taxes, net of federal benefit	2,296	10.9%	(166)	(1.6)%	616	149.5%
Recognition of taxable income as a result of the CPA®:16 Merger (a)	4,833	22.9%	—	—%	—	—%
Amortization of intangible assets	—	—%	492	4.7%	465	112.9%
Interest	2,111	10.0%	—	—%	—	—%
Dividend income from Managed REITs	939	4.4%	—	—%	—	—%
Other	893	4.2%	(302)	(2.9)%	1,069	259.5%
Tax provision — taxable subsidiaries	18,468	87.4%	(3,625)	(34.8)%	2,006	486.9%
Current foreign taxes	6,869		7,144		3,138
Deferred foreign tax benefit (b)	(9,925)		(2,442)		—
Other state and local taxes	2,197		175		1,628
Total provision	$17,609		$1,252		$6,772
__________

(a)
Represents income tax expense due to a permanent difference from the recognition of deferred revenue as a result of the accelerated vesting of shares previously issued by CPA®:16 – Global for asset management and performance fees and the payment of deferred acquisition fees in connection with the CPA®:16 Merger.

(b)	Represents deferred tax benefit associated with basis differences on certain foreign properties acquired.

Deferred Income Taxes

Deferred income taxes at December 31, 2014 and 2013 consist of the following (in thousands):

	At December 31,
	2014	2013
Deferred Tax Assets
Unearned and deferred compensation	$36,955	$29,104
Net operating loss carryforwards	16,627	17,034
Basis differences — foreign investments	6,576	4,482
Other	3,272	10,565
Total deferred income taxes	63,430	61,185
Valuation allowance	(20,672)	(18,214)
Net deferred income taxes	42,758	42,971
Deferred Tax Liabilities
Basis differences — foreign investments	(95,619)	(38,405)
Basis differences — equity investees	(19,044)	(9,870)
Deferred revenue	(8,546)	(30,248)
Other	—	(187)
Total deferred tax liabilities	(123,209)	(78,710)
Net Deferred Tax Liability	$(80,451)	$(35,739)

W. P. Carey 2014 10-K – 139

Notes to Consolidated Financial Statements

Our deferred tax assets and liabilities are primarily the result of temporary differences related to the following:

•
Basis differences between tax and U.S. GAAP for certain international real estate investments. For income tax purposes, in certain acquisitions, we assume the seller’s basis, or the carry-over basis, in the acquired assets. The carry-over basis is typically lower than the purchase price, or the U.S. GAAP basis, resulting in a deferred tax liability with an offsetting increase to goodwill or the acquired tangible or intangible assets;

•
Timing differences generated by differences in the U.S. GAAP basis and the tax basis of assets such as those related to capitalized acquisition costs, straight-line rent, prepaid rents, and intangible assets, as well as unearned and deferred compensation;

•	Basis differences in equity investments represents fees earned in shares recognized under U.S. GAAP into income and deferred for U.S. taxes based upon a share versing schedule; and

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

As of December 31, 2014 and 2013, we had net operating losses in foreign jurisdictions of approximately $70.3 million and $61.7 million, respectively, translating to a deferred tax asset before valuation allowance of $16.6 million and $17.0 million, respectively. Our net operating losses began expiring in 2012 in certain foreign jurisdictions. The utilization of net operating losses may be subject to certain limitations under the tax laws of the relevant jurisdiction. Management determined that, as of December 31, 2014 and 2013, $20.7 million and $18.2 million, respectively, of deferred tax assets related to basis differences and losses in foreign jurisdictions did not satisfy the recognition criteria set forth in accounting guidance for income taxes and established a valuation allowance for this amount.

Included in Other assets, net in the consolidated balance sheet at December 31, 2014 is deferred tax assets of $2.5 million related to foreign investments.

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

Investment Management Operations

We conduct our investment management services in our Investment Management segment through TRSs. A TRS is a subsidiary of a REIT that is subject to corporate federal, state, local, and foreign taxes, as applicable. Our use of TRSs enables us to engage in certain businesses while complying with the REIT qualification requirements and also allows us to retain income generated by these businesses for reinvestment without the requirement to distribute those earnings. We conduct business in the United States, Asia, and the European Union, and as a result, we or one or more of our subsidiaries file income tax returns in the United States federal jurisdiction and various state and certain foreign jurisdictions. Certain of our inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation. Periodically, shares in the Managed REITs that are payable to our TRSs in consideration of services rendered are distributed from TRSs to us.

Tax authorities in the relevant jurisdictions may select our tax returns for audit and propose adjustments before the expiration of the statute of limitations. Our tax returns filed for tax years 2008 through 2014 remain open to adjustment in the major tax jurisdictions. On October 22, 2014, the IRS issued a Notice of Proposed Adjustment for the return filed by our subsidiary, Carey Asset Management, for the 2011 tax year. We are reviewing the proposed adjustment and currently expect to file a protest, which may take the matter to an IRS appeals conference.

W. P. Carey 2014 10-K – 140

Notes to Consolidated Financial Statements

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

Property Dispositions Included in Continuing Operations

The results of operations for properties that have been classified as held-for-sale or have been sold after December 31, 2013 and properties that were classified as direct financing leases, and with which we have no continuing involvement, excluding the properties that were classified as held-for-sale in the CPA®:16 Merger, are included within continuing operations in the consolidated financial statements. Total revenues from these properties were $10.3 million, $7.5 million and $4.2 million for the years ended December 31, 2014, 2013, and 2012, respectively. Net income (loss) from the operations of these properties was $2.1 million, $(0.7) million and $1.6 million for the years ended December 31, 2014, 2013, and 2012, respectively, inclusive of Gain (loss) on sale of real estate, net of tax of $1.6 million, $(0.3) million and $(0.2) million, respectively.

2014 — During the year ended December 31, 2014, we sold 13 properties for a total proceeds of $45.6 million, net of selling costs, and we recognized a net loss on these sales of $5.1 million, excluding impairment charges totaling $1.8 million, of which $1.7 million and $0.1 million were recognized in 2014 and 2013, respectively. These sales included a manufacturing facility for which the contractual minimum sale price of $5.8 million was not met. The third-party purchaser paid $1.4 million, with the difference of $4.4 million being paid by the vacating tenant. We also recorded a receivable of $5.5 million from the tenant representing the present value of the termination fee from the tenant, which will be paid over 5.7 years. The total amount paid and to be paid was recorded as lease termination income, which was partially offset by the $8.4 million loss on the sale of the property.

During the year ended December 31, 2014, two domestic properties were foreclosed upon and sold for a total of $8.3 million. The proceeds from the sales were used to repay mortgage loans encumbering these properties. At the time of the sales, the properties had a total carrying value of $8.3 million and the related mortgage loans on the properties had total outstanding balance of $8.5 million. In connection with the sales, we recognized a net loss on the sales of $0.1 million, excluding an impairment charge of $3.5 million recognized in 2014.

In December 2014, we transferred ownership of a property in France and the related non-recourse mortgage loan to a third-party property manager for net proceeds of €1. As of the date of transfer, the property had a carrying value of $14.5 million, reflecting the impact of an impairment charge of $4.7 million recognized during 2013, and the related non-recourse mortgage loan had an outstanding balance of $19.4 million. In connection with the transfer, we recognized a net gain on sale of $6.7 million.

During the year ended December 31, 2014, we entered into contracts to sell four properties for a total of $10.0 million. In connection with these potential sales, we recognized an impairment charge of $1.3 million during the year ended December 31, 2014 to reduce the carrying values of the properties to their selling prices. At December 31, 2014, these properties were classified as Assets held for sale in the consolidated financial statements (Note 5). We completed the sale of two of these properties in January 2015. There can be no assurance that the remaining properties will be sold at the contracted prices, or at all.

In connection with those sales that constituted businesses during the year ended December 31, 2014, we allocated goodwill totaling $2.7 million to the cost basis of the properties, for our Real Estate Ownership segment, based on the relative fair value at the time of the sale (Note 8).

2013 — During the year ended December 31, 2013, we sold an investment in a direct financing lease for $5.5 million, net of selling costs, and recognized a loss on the sale of $0.3 million. The results of operations for this investment is included within continuing operations in the consolidated financial statements for the year ended December 31, 2013.

W. P. Carey 2014 10-K – 141

Notes to Consolidated Financial Statements

2012 — During the year ended December 31, 2012, we sold an investment in a direct financing lease for $2.0 million, net of selling costs, and recognized a net loss on sale of $0.2 million. The results of operations for this investment is included within continuing operations in the consolidated financial statements for the year ended December 31, 2012.

Property Dispositions Included in Discontinued Operations

The results of operations for properties that have been classified as held-for-sale or have been sold prior to January 1, 2014 and the properties that were acquired as held-for-sale in the CPA®:16 Merger, are reflected in the consolidated financial statements as discontinued operations, net of tax and are summarized as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Revenues	$8,931	$28,951	$27,137
Expenses	(2,039)	(19,984)	(23,895)
Loss on extinguishment of debt	(1,244)	(2,415)	—
Gain (loss) on sale of real estate	27,670	40,043	(5,015)
Impairment charges	—	(8,415)	(22,962)
Income (loss) from discontinued operations	$33,318	$38,180	$(24,735)

2014 — At December 31, 2013, we had nine properties classified as held-for-sale, all of which were sold during the year ended December 31, 2014. The properties were sold for a total of $116.4 million, net of selling costs, and we recognized a net gain on these sales of $28.0 million, excluding impairment charges totaling $3.1 million previously recognized during 2013. We used a portion of the proceeds to repay a related mortgage loan obligation of $11.4 million and recognized a loss on extinguishment of debt of $0.1 million.

In connection with those sales of properties accounted for as businesses for the year ended December 31, 2014, we allocated goodwill totaling $7.0 million to the cost basis of the properties, for our Real Estate Ownership segment based on the relative fair value at the time of the sale.

In connection with the CPA®:16 Merger in January 2014, we acquired ten properties, including five properties held by one jointly-owned investment, that were classified as Assets held for sale with a total fair value of $133.4 million. We sold all of these properties during the six months ended June 30, 2014 for a total of $123.4 million, net of selling costs, including seller financing of $15.0 million and recognized a net loss on these sales of $0.3 million. We used a portion of the proceeds to repay the related mortgage loan obligations totaling $18.9 million and recognized a loss on extinguishment of debt of $1.2 million. We did not allocate any goodwill to these properties since they qualified as held-for-sale at the time of acquisition and were not considered to have been integrated into the relevant reporting unit.

2013 — At December 31, 2013, we had seven properties classified as held-for-sale, all of which were sold during the year ended December 31, 2013. The properties were sold for a total of $22.7 million, net of selling costs, and we recognized a net gain on these sales of $0.6 million, excluding impairment charges totaling $3.9 million and $0.2 million previously recognized during 2013 and 2012, respectively. We used a portion of the proceeds to repay the related mortgage loan obligation of $5.7 million and recognized a gain on extinguishment of debt of $0.1 million.

Additionally, during the year ended December 31, 2013, an entity in which we, two of our employees (Note 4), and a third party owned 38.3%, 1.7% and 60% respectively, and which we consolidated, sold 19 of its 20 self-storage properties for a total of $112.3 million, net of selling costs, and recognized a net gain on the sale of $39.6 million, inclusive of amounts attributable to noncontrolling interests of $24.4 million. In connection with the sale, we used a portion of the proceeds to repay the aggregate related mortgage loan obligations of $45.1 million and recognized a net loss on extinguishment of debt of $2.5 million, inclusive of amounts attributable to noncontrolling interests of $1.5 million. In connection with the sale, we made a distribution to noncontrolling interest holders of $40.8 million, representing their share of the net proceeds from the sale.

During the year ended December 31, 2013, we also sold a hotel for $3.7 million, net of selling costs, and recognized a net loss on the sale of $0.2 million, excluding impairment charges of $1.1 million and $10.5 million previously recognized during 2013 and 2012, respectively.

During the year ended December 31, 2013, we entered into contracts to sell nine properties for a total of $117.5 million. In

W. P. Carey 2014 10-K – 142

Notes to Consolidated Financial Statements

connection with these potential sales, we recognized impairment charges totaling $3.4 million during the year ended December 31, 2013 to reduce the carrying values of the properties to their selling prices. At December 31, 2013, these properties were classified as Assets held for sale in the consolidated financial statements (Note 5). We completed the sale of these properties in 2014.

In connection with those sales of properties accounted for as businesses for the year ended December 31, 2013, we allocated goodwill totaling $13.1 million to the cost basis of the properties, for our Real Estate Ownership segment based on the relative fair value at the time of sale or when contracted for sale (Note 8).

2012 — During the year ended December 31, 2012, we sold 13 domestic properties for $44.8 million, net of selling costs, and recognized an aggregate net loss on these sales of $1.4 million, excluding impairment charges of $12.5 million recognized in 2012.

We also sold a property in December 2012 that we acquired in the CPA®:15 Merger (Note 3). We sold the property for $25.3 million, net of selling costs, and recognized a net loss on this sale of $0.5 million.

In December 2012, we entered into a contract to sell a domestic property that we acquired in the CPA®:15 Merger for $1.4 million. We completed the sale of this property in January 2013. At December 31, 2012, this property was classified within Assets held for sale in the consolidated balance sheet.

In connection with those sales of properties accounted for as businesses for the year ended December 31, 2012, we allocated goodwill totaling $3.2 million to the cost basis of the properties, for our Real Estate Ownership segment based on the relative fair value at the time of sale (Note 8).

W. P. Carey 2014 10-K – 143

Notes to Consolidated Financial Statements

Note 17. Segment Reporting

We evaluate our results from operations by our two major business segments — Real Estate Ownership and Investment Management (Note 1). The following tables present a summary of comparative results and assets for these business segments (in thousands):

	Years Ended December 31,
	2014	2013	2012
Real Estate Ownership
Revenues	$643,130	$315,965	$129,181
Operating expenses (a)	(404,674)	(178,962)	(92,441)
Interest expense	(178,122)	(103,728)	(46,448)
Other income and expenses, excluding interest expense	137,811	61,151	84,245
Benefit from (provision) for income taxes	916	(4,703)	(4,001)
Gain (loss) on sale of real estate, net of tax	1,581	(332)	2,339
Net income attributable to noncontrolling interests	(5,573)	(33,056)	(3,245)
Net (loss) income attributable to noncontrolling interests of discontinued operations	(179)	23,941	704
Income from continuing operations attributable to W. P. Carey	$194,890	$80,276	$70,334
Investment Management
Revenues (b)	$263,063	$173,886	$223,180
Operating expenses (b) (c)	(232,704)	(173,744)	(207,050)
Other income and expenses, excluding interest expense	275	1,001	1,280
(Provision for) benefit from income taxes	(18,525)	3,451	(2,771)
Net (income) loss attributable to noncontrolling interests	(812)	120	2,638
Net loss (income) attributable to redeemable noncontrolling interest	142	(353)	(40)
Income from continuing operations attributable to W. P. Carey	$11,439	$4,361	$17,237
Total Company
Revenues (b)	$906,193	$489,851	$352,361
Operating expenses (a) (b) (c)	(637,378)	(352,706)	(299,491)
Interest expense	(178,122)	(103,728)	(46,448)
Other income and expenses, excluding interest expense	138,086	62,152	85,525
Provision for income taxes	(17,609)	(1,252)	(6,772)
Gain (loss) on sale of real estate, net of tax	1,581	(332)	2,339
Net income attributable to noncontrolling interests	(6,385)	(32,936)	(607)
Net (loss) income attributable to noncontrolling interests of discontinued operations	(179)	23,941	704
Net loss (income) attributable to redeemable noncontrolling interest	142	(353)	(40)
Income from continuing operations attributable to W. P. Carey	$206,329	$84,637	$87,571

	Total Long-Lived Assets (d) at December 31,		Total Assets at December 31,
	2014	2013	2014	2013
Real Estate Ownership	$5,880,958	$3,333,654	$8,459,406	$4,537,853
Investment Management	25,000	—	177,922	141,097
Total Company	$5,905,958	$3,333,654	$8,637,328	$4,678,950
__________

(a)
Includes expenses incurred of $30.5 million and $5.0 million related to the CPA®:16 Merger for the years ended December 31, 2014 and 2013, respectively. Also includes expenses incurred of $31.7 million related to the CPA®:15 Merger for the year ended December 31, 2012.

(b)
Included in revenues and operating expenses are reimbursable costs from affiliates totaling $130.2 million, $73.6 million, and $98.2 million for the years ended December 31, 2014, 2013, and 2012, respectively.

W. P. Carey 2014 10-K – 144

Notes to Consolidated Financial Statements

(c)
Includes Stock-based compensation expense of $31.1 million, $37.3 million, and $26.2 million for the years ended December 31, 2014, 2013, and 2012, respectively, of which $18.4 million, $30.0 million, and $25.8 million, respectively, were included in the Investment Management segment.

(d)
Consists of Net investments in real estate and Equity investments in real estate, the Managed REITs and BDC. Total long-lived assets for our Investment Management segment consists of our equity investment in CCIF (Note 7).

W. P. Carey 2014 10-K – 145

Notes to Consolidated Financial Statements

Our portfolio is comprised of domestic and international investments. At December 31, 2014, our international investments within our Real Estate Ownership segment were comprised of investments in Australia, France, Japan, Poland, Germany, Spain, Belgium, Finland, the Netherlands, Thailand, Canada, Malaysia, Hungary, Mexico, Sweden, Norway, and the United Kingdom. There are no investments in foreign jurisdictions within our Investment Management segment. Other than Germany, no country or tenant individually comprised more than 10% of our total lease revenues or total long-lived assets at December 31, 2014. The following tables present the geographic information (in thousands):

	Years Ended December 31,
	2014	2013	2012
Domestic
Revenues	$424,325	$218,758	$100,620
Operating expenses	(284,508)	(131,207)	(79,640)
Interest expense	(117,603)	(65,978)	(35,238)
Other income and expenses, excluding interest expense	138,957	57,852	63,252
(Provision for) benefit from income taxes	(3,582)	19	(2,614)
(Loss) gain on sale of real estate, net of tax	(5,119)	(332)	2,242
Net income attributable to noncontrolling interests	(3,670)	(34,342)	(2,631)
Net (loss) income attributable to noncontrolling interests in discontinued operations	(177)	24,069	706
Income from continuing operations attributable to W. P. Carey	$148,623	$68,839	$46,697
Germany
Revenues	$72,978	$20,221	$4,750
Operating expenses	(40,707)	(2,933)	(796)
Interest expense	(18,880)	(5,020)	(1,258)
Other income and expenses, excluding interest expense	(6,255)	(2,950)	3,279
Benefit from (provision for) income taxes	3,338	(1,663)	(177)
Net income attributable to noncontrolling interests	(1,581)	(3,172)	(870)
Income from continuing operations attributable to W. P. Carey	$8,893	$4,483	$4,928
Other International
Revenues	$145,827	$76,986	$23,811
Operating expenses	(79,459)	(44,822)	(12,005)
Interest expense	(41,639)	(32,730)	(9,952)
Other income and expenses, excluding interest expense	5,109	6,249	17,714
Benefit from (provision for) income taxes	1,160	(3,059)	(1,210)
Gain on sale of real estate, net of tax	6,700	—	97
Net (income) loss attributable to noncontrolling interests	(322)	4,458	256
Net loss attributable to noncontrolling interests in discontinued operations	(2)	(128)	(2)
Income from continuing operations attributable to W. P. Carey	$37,374	$6,954	$18,709
Total
Revenues	$643,130	$315,965	$129,181
Operating expenses	(404,674)	(178,962)	(92,441)
Interest expense	(178,122)	(103,728)	(46,448)
Other income and expenses, excluding interest expense	137,811	61,151	84,245
Provision for income taxes	916	(4,703)	(4,001)
Gain (loss) on sale of real estate, net of tax	1,581	(332)	2,339
Net income attributable to noncontrolling interests	(5,573)	(33,056)	(3,245)
Net (loss) income attributable to noncontrolling interests in discontinued operations	(179)	23,941	704
Income from continuing operations attributable to W. P. Carey	$194,890	$80,276	$70,334

W. P. Carey 2014 10-K – 146

Notes to Consolidated Financial Statements

	December 31,
	2014	2013
Domestic
Long-lived assets (a)	$3,804,424	$2,408,869
Total assets	5,602,069	3,271,851
Germany
Long-lived assets (a)	$603,369	$314,423
Total assets	832,951	349,355
Other International
Long-lived assets (a)	$1,473,165	$610,362
Total assets	2,024,386	916,647
Total
Long-lived assets (a)	$5,880,958	$3,333,654
Total assets	8,459,406	4,537,853
__________

(a)	Consists of Net investments in real estate and Equity investments in real estate, the Managed REITs and BDC, excluding our equity investment in CCIF (Note 7).

Note 18. Selected Quarterly Financial Data (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues (a)	$209,008	$252,907	$195,945	$248,333
Expenses (a)	171,605	161,359	128,178	176,236
Net income (a) (b) (c)	117,318	66,972	28,316	33,463
Net income attributable to noncontrolling interests	(1,578)	(2,344)	(993)	(1,470)
Net (income) loss attributable to redeemable noncontrolling interests	(262)	111	14	279
Net income attributable to W. P. Carey	$115,478	$64,739	$27,337	$32,272
Earnings per share attributable to W. P. Carey (d):
Basic	$1.29	$0.64	$0.27	$0.31
Diluted	$1.27	$0.64	$0.27	$0.30
Distributions declared per share	$0.895	$0.900	$0.940	$0.950

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$106,030	$112,221	$132,592	$139,008
Expenses	75,194	80,811	91,625	105,076
Net income (e)	15,839	45,816	21,650	48,860
Net income attributable to noncontrolling interests (f)	(1,708)	(2,692)	(2,912)	(25,624)
Net loss (income) attributable to redeemable noncontrolling interests	50	43	(232)	(214)
Net income attributable to W. P. Carey	$14,181	$43,167	$18,506	$23,022
Earnings per share attributable to W. P. Carey:
Basic	$0.20	$0.63	$0.27	$0.33
Diluted	$0.20	$0.62	$0.27	$0.33
Distributions declared per share	$0.820	$0.840	$0.860	$0.980

W. P. Carey 2014 10-K – 147

Notes to Consolidated Financial Statements

__________

(a)	Amounts for 2014 include the impact of the CPA®:16 Merger (Note 3).

(b)
Amount for the three months ended March 31, 2014 includes a net Gain on change in control of interests of $105.9 million recognized in connection with the CPA®:16 Merger. During the second quarter of 2014, we identified certain measurement period adjustments that impacted the provisional accounting, which increased the fair value of our previously-held equity interest in shares of CPA®:16 – Global’s common stock by $1.3 million, resulting in an increase of $1.3 million in Gain on change in control of interests. During the fourth quarter of 2014, we identified a second measurement period adjustment that impacted the provisional accounting, which increased the fair value of our previously-held equity interest in shares of CPA®:16 – Global’s common stock by $1.3 million, resulting in a corresponding increase in Gain on change in control of interests. In accordance with Accounting Standards Codification 805-10-25, we did not record the measurement period adjustments in the quarters they were identified. Rather, such amounts are reflected in the three months ended March 31, 2014.

(c)
During the fourth quarter of 2014, we identified errors related to the accounting for a direct financing lease and the purchase accounting for the CPA®:16 Merger, resulting in decreases in Equity in earnings of equity method investments in real estate and the Managed REITs of $2.2 million and in Other income and (expenses) of $1.6 million. We concluded that these adjustments were not material to our financial position or results of operations for the fourth quarter of 2014 or any prior quarters. As such, we recorded total out-of-period adjustments of $3.8 million in the fourth quarter of 2014 to reflect the decreases in Equity in earnings of equity method investments in real estate and the Managed REITs and in Other income and (expenses) and corresponding decreases to Equity investments in real estate, the Managed REITs and BDC and Goodwill.

(d)
For the year ended December 31, 2014, total quarterly basic and diluted earnings per share were $0.09 higher than the corresponding earnings per share as computed on an annual basis, as a result of the change in the shares outstanding for each of the periods, primarily due to the issuance of shares in the CPA®:16 Merger (Note 3) and the Equity Offering (Note 13).

(e)	Amount for the three months ended June 30, 2013 includes a net gain of $19.5 million on the sale of our U.S. Airways investment (Note 7).

(f)
Amount for the three months ended December 31, 2013 includes a net gain of $39.6 million on the sale of 19 of our 20 self-storage properties, inclusive of amounts attributable to noncontrolling interests of $24.4 million (Note 16).

Note 19. Subsequent Events

Senior Unsecured Credit Facility

On January 15, 2015, we exercised the Accordion Feature (Note 11) under our Senior Unsecured Credit Facility increasing the maximum borrowing capacity of the Revolver from $1.0 billion to $1.5 billion. We also amended the Senior Unsecured Credit Facility as follows: (i) established a new $500.0 million accordion feature that, if exercised, would increase our maximum borrowing capacity under the Senior Unsecured Credit Facility to $2.25 billion, and (ii) increased the amount under the Revolver that may be borrowed in certain currencies other than the U.S. dollar to the equivalent of $750.0 million from $500.0 million. All other existing terms of the Senior Unsecured Credit Facility remain unchanged.

Senior Unsecured Notes

On January 21, 2015, we issued €500.0 million of senior unsecured notes at a price of 99.220% of par value in a registered public offering. These senior unsecured notes have an eight-year term and are scheduled to mature on January 20, 2023 with an annual interest rate of 2.0%. The proceeds from the issuance were used to partially pay down the amount then outstanding under our Revolver, to fund an acquisition, and for general corporate purposes.

On January 26, 2015, we issued $450.0 million of senior unsecured notes at a price of 99.372% of par value in a registered public offering. These senior unsecured notes have a 10-year term and are scheduled to mature on February 1, 2025 with an annual interest rate of 4.0%. The proceeds from the issuance were used to partially pay down the amount then outstanding under our Revolver, to fund acquisitions and for general corporate purposes.

Acquisition

In January and February 2015, we entered into two foreign investments for a total price of approximately $390.4 million, including a portfolio of 73 auto dealership properties in the United Kingdom for a total purchase price of approximately $347.3 million. The unencumbered portfolio contains 73 properties consisting of approximately 1.5 million square feet to be

W. P. Carey 2014 10-K – 148

Notes to Consolidated Financial Statements

leased for an average 15-year term. It is not practicable to disclose the preliminary purchase price allocation for these transactions given the short period of time between the acquisition dates and the filing of this Report.

2015 LTIP Awards

In February 2015, the compensation committee of our board of directors approved long-term incentive plan awards to key employees consisting of 160,491 RSUs and 65,277 PSUs, which will have a dilutive impact on our future earnings per share calculations.

Advisory and Dealer Manager Agreements

On February 9, 2015, we entered into an advisory agreement with CWI 2 whereby we perform various services, including but not limited to the day-to-day management of CWI 2 and transaction-related services. We also entered into a dealer manager agreement with CWI 2 to manage its public offering of common stocks.

W. P. Carey 2014 10-K – 149

W. P. CAREY INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2014, 2013, and 2012
(in thousands)

Description	Balance at Beginning of Year	Other Additions (a) (b)	Deductions	Balance at End of Year
Year Ended December 31, 2014
Valuation reserve for deferred tax assets	$18,214	$2,458	$—	$20,672

Year Ended December 31, 2013
Valuation reserve for deferred tax assets	$15,133	$3,081	$—	$18,214

Year Ended December 31, 2012
Valuation reserve for deferred tax assets	$—	$15,133	$—	$15,133
__________

(a)	The amount for the year ended December 31, 2013 includes the amount recorded in connection with the out-of-period adjustment related to deferred foreign income taxes (Note 2).

(b)
Amount for the year ended December 31, 2012 represents the amount acquired in the CPA®:15 Merger related to net operating loss carryforwards. During 2013, we corrected an error in this schedule that increased the valuation reserve for deferred tax assets for the year ended December 31, 2012 from $11.9 million to $15.1 million.

W. P. Carey 2014 10-K – 150

W. P. CAREY INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Real Estate Under Operating Leases
Office facilities in Broomfield, CO	$—	$248	$2,538	$4,844	$(4,791)	$1,983	$856	$2,839	$854	1974	Jan. 1998	40 yrs.
Industrial facilities in Erlanger, KY	11,433	1,526	21,427	2,966	141	1,526	24,534	26,060	10,744	1979; 1987	Jan. 1998	40 yrs.
Industrial facilities in Thurmont, MD and Farmington, NY	—	729	5,903	—	—	729	5,903	6,632	269	1964; 1983	Jan. 1998	15 yrs.
Retail facility in Montgomery, AL	—	855	6,762	277	(6,978)	142	774	916	453	1987	Jan. 1998	40 yrs.
Warehouse/distribution facilities in Anchorage, AK and Commerce, CA	—	4,905	11,898	—	12	4,905	11,910	16,815	2,827	1948; 1975	Jan. 1998	40 yrs.
Industrial facility in Toledo, OH	—	224	2,408	—	—	224	2,408	2,632	1,204	1966	Jan. 1998	40 yrs.
Industrial facility in Goshen, IN	—	239	940	—	—	239	940	1,179	227	1973	Jan. 1998	40 yrs.
Office facility in Raleigh, NC	—	1,638	2,844	187	(2,554)	828	1,287	2,115	596	1983	Jan. 1998	20 yrs.
Office facility in King of Prussia, PA	—	1,219	6,283	1,295	—	1,219	7,578	8,797	3,051	1968	Jan. 1998	40 yrs.
Industrial facility in Pinconning, MI	—	32	1,692	—	—	32	1,692	1,724	719	1948	Jan. 1998	40 yrs.
Industrial facilities in San Fernando, CA	6,774	2,052	5,322	—	(1,889)	1,494	3,991	5,485	1,716	1962; 1979	Jan. 1998	40 yrs.
Retail facilities in several cities in the following states: Alabama, Florida, Georgia, Illinois, Louisiana, Missouri, New Mexico, North Carolina, South Carolina, Tennessee, and Texas	—	9,382	—	238	3,371	9,210	3,781	12,991	373	Various	Jan. 1998	15 yrs.
Land in Glendora, CA	—	1,135	—	—	17	1,152	—	1,152	—	N/A	Jan. 1998	N/A
Industrial facility in Doraville, GA	4,637	3,288	9,864	1,546	274	3,288	11,684	14,972	4,509	1964	Jan. 1998	40 yrs.
Office facilities in Collierville, TN and warehouse/distribution facility in Corpus Christi, TX	49,666	3,490	72,497	—	(15,609)	288	60,090	60,378	7,835	1989; 1999	Jan. 1998	40 yrs.
Land in Irving and Houston, TX	7,747	9,795	—	—	—	9,795	—	9,795	—	N/A	Jan. 1998	N/A
Industrial facility in Chandler, AZ	10,672	5,035	18,957	7,435	541	5,035	26,933	31,968	10,527	1989	Jan. 1998	40 yrs.
Office facility in Bridgeton, MO	—	842	4,762	2,523	71	842	7,356	8,198	2,212	1972	Jan. 1998	40 yrs.
Retail facilities in Drayton Plains, MI and Citrus Heights, CA	—	1,039	4,788	202	193	1,039	5,183	6,222	1,308	1972	Jan. 1998	35 yrs.
Warehouse/distribution facility in Memphis, TN	—	1,882	3,973	255	(3,893)	328	1,889	2,217	730	1969	Jan. 1998	15 yrs.
Retail facility in Bellevue, WA	—	4,125	11,812	393	(123)	4,371	11,836	16,207	4,943	1994	Apr. 1998	40 yrs.
Office facility in Houston, TX	—	3,260	22,574	1,628	(23,311)	211	3,940	4,151	3,023	1982	Jun. 1998	40 yrs.
Office facility in Rio Rancho, NM	7,610	1,190	9,353	1,742	—	1,467	10,818	12,285	4,214	1999	Jul. 1998	40 yrs.
Office facility in Moorestown, NJ	—	351	5,981	1,122	43	351	7,146	7,497	3,236	1964	Feb. 1999	40 yrs.

W. P. Carey 2014 10-K – 151

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2014
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Office facility in Norcross, GA	27,446	5,200	25,585	11,822	(28,152)	2,646	11,809	14,455	—	1975	Jun. 1999	40 yrs.
Office facility in Illkirch, France	9,590	—	18,520	6	7,661	—	26,187	26,187	9,650	2001	Dec. 2001	40 yrs.
Industrial facilities in Lenexa, KS and Winston-Salem, NC	—	1,860	12,539	2,875	(1,067)	1,725	14,482	16,207	3,816	1968; 1980; 1983	Sep. 2002	40 yrs.
Office facilities in Playa Vista and Venice, CA	47,943	2,032	10,152	52,816	1	5,889	59,112	65,001	6,405	1991; 1999	Sep. 2004; Sep. 2012	40 yrs.
Warehouse/distribution facility in Greenfield, IN	—	2,807	10,335	223	(8,383)	967	4,015	4,982	1,139	1995	Sep. 2004	40 yrs.
Warehouse/distribution facilities in Birmingham, AL	—	1,256	7,704	—	—	1,256	7,704	8,960	1,982	1995	Sep. 2004	40 yrs.
Industrial facility in Scottsdale, AZ	1,146	586	46	—	—	586	46	632	12	1988	Sep. 2004	40 yrs.
Retail facility in Hot Springs, AR	—	850	2,939	2	(2,614)	—	1,177	1,177	303	1985	Sep. 2004	40 yrs.
Warehouse/distribution facilities in Apopka, FL	—	362	10,855	670	(155)	337	11,395	11,732	2,860	1969	Sep. 2004	40 yrs.
Land in San Leandro, CA	—	1,532	—	—	—	1,532	—	1,532	—	N/A	Dec. 2006	N/A
Sports facility in Austin, TX	2,841	1,725	5,168	—	—	1,725	5,168	6,893	1,466	1995	Dec. 2006	29 yrs.
Retail facility in Wroclaw, Poland	7,426	3,600	10,306	—	(2,912)	3,040	7,954	10,994	1,402	2007	Dec. 2007	40 yrs.
Office facility in Fort Worth, TX	32,457	4,600	37,580	—	—	4,600	37,580	42,180	4,619	2003	Feb. 2010	40 yrs.
Warehouse/distribution facility in Mallorca, Spain	—	11,109	12,636	—	417	11,284	12,878	24,162	1,475	2008	Jun. 2010	40 yrs.
Office facilities in San Diego, CA	32,980	7,247	29,098	967	(5,514)	4,762	27,036	31,798	4,375	1989	May 2011	40 yrs.
Retail facilities in Florence, AL; Snellville, GA; Concord, NC; Rockport, TX; and Virginia Beach, VA	22,000	5,646	12,367	—	—	5,646	12,367	18,013	760	2005; 2007	Sep. 2012	40 yrs.
Hotels in Irvine, Sacramento, and San Diego, CA; Orlando, FL; Des Plaines, IL; Indianapolis, IN; Louisville, KY; Linthicum Heights, MD; Newark, NJ; Albuquerque, NM; and Spokane, WA	139,685	32,680	198,999	—	—	32,680	198,999	231,679	12,317	1989; 1990	Sep. 2012	34 - 37 yrs.
Industrial facilities in Auburn, IN; Clinton Township, MI; and Bluffton, OH	7,870	4,403	20,298	—	(3,870)	2,589	18,242	20,831	803	1968; 1979; 1995	Sep. 2012; Jan. 2014	30 yrs.
Land in Irvine, CA	1,636	4,173	—	—	—	4,173	—	4,173	—	N/A	Sep. 2012	N/A
Industrial facility in Alpharetta, GA	7,373	2,198	6,349	—	—	2,198	6,349	8,547	476	1997	Sep. 2012	30 yrs.
Office facility in Clinton, NJ	23,905	2,866	34,834	—	—	2,866	34,834	37,700	2,613	1987	Sep. 2012	30 yrs.
Office facilities in St. Petersburg, FL	—	3,280	24,627	—	—	3,280	24,627	27,907	1,847	1980; 1996; 1999	Sep. 2012	30 yrs.
Movie theater in Baton Rouge, LA	9,703	4,168	5,724	—	—	4,168	5,724	9,892	429	2003	Sep. 2012	30 yrs.
Office facilities in San Diego, CA	—	7,804	16,729	457	—	7,804	17,186	24,990	1,259	2002	Sep. 2012	30 yrs.
Industrial facilities in Richmond, CA	—	895	1,953	—	—	895	1,953	2,848	146	1987; 1999	Sep. 2012	30 yrs.

W. P. Carey 2014 10-K – 152

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2014
(in thousands)

				Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

		Initial Cost to Company
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial and warehouse/distribution facilities in Kingman, AZ; Woodland, CA; Jonesboro, GA; Kansas City, MO; Springfield, OR; Fogelsville, PA; and Corsicana, TX	59,794	16,386	84,668	—	—	16,386	84,668	101,054	6,298	Various	Sep. 2012	30 yrs.
Warehouse/distribution facilities in Lens, Nimes, Colomiers, Thuit Hebert, Ploufragen, and Cholet, France	—	15,779	89,421	—	(5,759)	14,915	84,526	99,441	6,327	Various	Sep. 2012	30 yrs.
Industrial facilities in Orlando, FL; Rocky Mount, NC, and Lewisville, TX	—	2,163	17,715	—	—	2,163	17,715	19,878	1,329	Various	Sep. 2012	30 yrs.
Industrial facilities in Chattanooga, TN	—	558	5,923	—	—	558	5,923	6,481	439	1974; 1989	Sep. 2012	30 yrs.
Industrial facility in Mooresville, NC	5,585	756	9,775	—	—	756	9,775	10,531	723	1997	Sep. 2012	30 yrs.
Industrial facility in McCalla, AL	—	960	14,472	6,350	—	960	20,822	21,782	1,565	2004	Sep. 2012	31 yrs.
Office facility in Lower Makefield Township, PA	10,019	1,726	12,781	—	—	1,726	12,781	14,507	943	2002	Sep. 2012	30 yrs.
Industrial facility in Fort Smith, AZ	—	1,063	6,159	—	—	1,063	6,159	7,222	451	1982	Sep. 2012	30 yrs.
Retail facilities in Greenwood, IN and Buffalo, NY	9,239	—	19,990	—	—	—	19,990	19,990	1,447	2003; 2004	Sep. 2012	30 - 31 yrs.
Industrial facilities in Bowling Green, KY and Jackson, TN	6,758	1,492	8,182	—	—	1,492	8,182	9,674	597	1989; 1995	Sep. 2012	31 yrs.
Learning centers in Avondale, AZ; Rancho Cucamonga, CA; Glendale Heights, IL; and Exton, PA	34,473	14,006	33,683	—	(1,961)	12,045	33,683	45,728	2,368	1988; 2004	Sep. 2012	31 - 32 yrs.
Industrial facilities in St. Petersburg, FL; Buffalo Grove, IL; West Lafayette, IN; Excelsior Springs, MO; and North Versailles, PA	11,104	6,559	19,078	—	—	6,559	19,078	25,637	1,381	Various	Sep. 2012	31 yrs.
Industrial facilities in Tolleson, AZ; Alsip, IL; and Solvay, NY	13,335	6,080	23,424	—	—	6,080	23,424	29,504	1,682	1990; 1994; 2000	Sep. 2012	31 yrs.
Land in Kahl, Germany	—	6,694	—	—	(367)	6,327	—	6,327	—	N/A	Sep. 2012	N/A
Sports facilities in Englewood, CO; Memphis TN; and Bedford, TX	8,660	4,877	4,258	—	4,823	4,877	9,081	13,958	628	1990; 1995; 2001	Sep. 2012	31 yrs.
Office facilities in Mons, Belgium	9,253	1,505	6,026	653	(481)	1,423	6,280	7,703	410	1982; 1983	Sep. 2012	32 yrs.
Warehouse/distribution facilities in Oceanside, CA and Concordville, PA	3,963	3,333	8,270	—	—	3,333	8,270	11,603	595	1989; 1996	Sep. 2012	31 yrs.
Self-storage facilities located throughout the United States	—	74,551	319,186	—	(50)	74,501	319,186	393,687	22,739	Various	Sep. 2012	31 yrs.
Warehouse/distribution facility in La Vista, NE	21,568	4,196	23,148	—	—	4,196	23,148	27,344	1,555	2005	Sep. 2012	33 yrs.
Office facility in Pleasanton, CA	11,321	3,675	7,468	—	—	3,675	7,468	11,143	531	2000	Sep. 2012	31 yrs.
Office facility in San Marcos, TX	—	440	688	—	—	440	688	1,128	49	2000	Sep. 2012	31 yrs.

W. P. Carey 2014 10-K – 153

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2014
(in thousands)

				Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

		Initial Cost to Company
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Office facilities in Espoo, Finland	48,016	40,555	15,662	—	(3,077)	38,335	14,805	53,140	1,049	1972	Sep. 2012	31 yrs.
Office facility in Chicago, IL	14,663	2,169	19,010	—	—	2,169	19,010	21,179	1,340	1910	Sep. 2012	31 yrs.
Industrial facility in Louisville, CO	8,743	5,342	8,786	1,587	—	5,481	10,234	15,715	701	1993	Sep. 2012	31 yrs.
Industrial facilities in Hollywood and Orlando, FL	—	3,639	1,269	—	—	3,639	1,269	4,908	89	1996	Sep. 2012	31 yrs.
Warehouse/distribution facility in Golden, CO	—	808	4,304	77	—	808	4,381	5,189	337	1998	Sep. 2012	30 yrs.
Industrial facilities in Texarkana, TX and Orem, UT	—	1,755	4,493	—	—	1,755	4,493	6,248	317	1991; 1997	Sep. 2012	31 yrs.
Industrial facility in Eugene, OR	4,554	2,286	3,783	—	—	2,286	3,783	6,069	267	1980	Sep. 2012	31 yrs.
Industrial facility in Neenah, WI	—	438	4,954	—	—	438	4,954	5,392	349	1993	Sep. 2012	31 yrs.
Industrial facility in South Jordan, UT	12,538	2,183	11,340	—	—	2,183	11,340	13,523	799	1995	Sep. 2012	31 yrs.
Warehouse/distribution facility in Ennis, TX	2,430	478	4,087	145	—	478	4,232	4,710	332	1989	Sep. 2012	31 yrs.
Land in Tucson, AZ; Garden Grove, CA; and Canton, MI	—	6,343	379	—	(5,138)	1,584	—	1,584	—	N/A	Sep. 2012	N/A
Retail facility in Braintree, MA	3,256	2,409	—	6,184	(1,403)	1,006	6,184	7,190	173	1994	Sep. 2012	30 yrs.
Office facility in Helsinki, Finland	65,604	26,560	20,735	—	(2,589)	25,106	19,600	44,706	1,367	1969	Sep. 2012	32 yrs.
Office facility in Paris, France	66,699	23,387	43,450	—	(3,659)	22,107	41,071	63,178	2,822	1975	Sep. 2012	32 yrs.
Retail facilities in Bydgoszcz, Czestochowa, Jablonna, Katowice, Kielce, Lodz, Lubin, Olsztyn, Opole, Plock, Rybnik, Walbrzych, and Warsaw, Poland	130,556	26,564	72,866	—	(5,444)	25,109	68,877	93,986	6,496	Various	Sep. 2012	23 - 34 yrs.
Office facility in Laupheim, Germany	—	2,072	8,339	—	(570)	1,959	7,882	9,841	887	1960	Sep. 2012	20 yrs.
Industrial facilities in Danbury, CT and Bedford, MA	11,145	3,519	16,329	—	—	3,519	16,329	19,848	1,228	1965; 1980	Sep. 2012	29 yrs.
Office facility in Northfield, IL	36,500	18,979	40,063	—	—	18,979	40,063	59,042	2,574	1990	Jan. 2013	35 yrs.
Warehouse/distribution facilities in Venlo, Netherlands	—	10,154	18,590	—	(1,873)	9,492	17,379	26,871	853	Various	Apr. 2013	35 yrs.
Industrial and office facilities in Tampere, Finland	—	2,309	37,153	—	(2,665)	2,126	34,671	36,797	1,753	2012	Jun. 2013	40 yrs.
Office facility in Quincy, MA	—	2,316	21,537	—	—	2,316	21,537	23,853	915	1989	Jun. 2013	40 yrs.
Office facility in Salford, United Kingdom	—	—	30,012	—	(209)	—	29,803	29,803	1,020	1997	Sep. 2013	40 yrs.
Office facility in Lone Tree, CO	—	4,761	28,864	662	—	4,761	29,526	34,287	890	2001	Nov. 2013	40 yrs.
Sports facility in Houston, TX	3,499	2,430	2,270	—	—	2,430	2,270	4,700	92	1995	Jan. 2014	23 yrs.
W. P. Carey 2014 10-K – 154

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2014
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Sports facility in St. Charles, MO	—	1,966	1,368	80	—	1,966	1,448	3,414	47	1987	Jan. 2014	27 yrs.
Sports facility in Salt Lake City, UT	3,015	856	2,804	—	—	856	2,804	3,660	99	1999	Jan. 2014	26 yrs.
Land in Scottsdale, AZ	10,869	22,300	—	—	—	22,300	—	22,300	—	N/A	Jan. 2014	N/A
Industrial facility in Aurora, CO	3,156	737	2,609	—	—	737	2,609	3,346	76	1985	Jan. 2014	32 yrs.
Office facilities in Sunnyvale, CA	55,241	43,489	73,035	—	—	43,489	73,035	116,524	2,687	1993; 1995	Jan. 2014	25 yrs.
Warehouse/distribution facility in Burlington, NJ	—	3,989	6,213	—	—	3,989	6,213	10,202	223	1999	Jan. 2014	26 yrs.
Industrial facility in Albuquerque, NM	—	2,467	3,476	—	—	2,467	3,476	5,943	120	1993	Jan. 2014	27 yrs.
Warehouse/distribution facility in Champlin, MN and industrial facilities in Robbinsville, NJ; North Salt Lake, UT; and Radford, VA	5,823	10,601	17,626	—	—	10,601	17,626	28,227	616	1981; 1995; 1998	Jan. 2014	26 yrs.
Industrial facilities in Murrysville, PA and Wylie, TX	—	2,185	12,058	—	1	2,185	12,059	14,244	410	1940; 2001	Jan. 2014	27 - 28 yrs.
Industrial facility in Welcome, NC	—	980	11,230	—	—	980	11,230	12,210	370	1995	Jan. 2014	28 yrs.
Industrial facilities in Evansville, IN; Lawrence, KS; and Baltimore, MD	27,569	4,005	44,192	—	—	4,005	44,192	48,197	1,694	1911; 1967; 1982	Jan. 2014	24 yrs.
Industrial facilities in Colton, CA; Bonner Springs, KS; and Dallas, TX and land in Eagan, MN	21,050	8,451	25,457	—	298	8,451	25,755	34,206	820	1978; 1979; 1986	Jan. 2014	17 - 34 yrs.
Retail facility in Torrance, CA	23,899	8,412	12,241	—	—	8,412	12,241	20,653	458	1973	Jan. 2014	25 yrs.
Office facility in Houston, TX	3,605	6,578	424	—	—	6,578	424	7,002	14	1978	Jan. 2014	27 yrs.
Land in Doncaster, United Kingdom	—	4,257	4,248	—	(7,144)	1,361	—	1,361	—	N/A	Jan. 2014	N/A
Warehouse/distribution facility in Norwich, CT	12,160	3,885	21,342	—	2	3,885	21,344	25,229	691	1960	Jan. 2014	28 yrs.
Warehouse/distribution facility in Norwich, CT	—	1,437	9,669	—	—	1,437	9,669	11,106	313	2007	Jan. 2014	28 yrs.
Retail facility in Johnstown, PA and warehouse/distribution facility in Whitehall, PA	—	7,435	9,093	—	17	7,435	9,110	16,545	360	1986; 1992	Jan. 2014	23 yrs.
Retail facilities in York, PA	9,096	3,776	10,092	—	—	3,776	10,092	13,868	297	1992	Jan. 2014	26 - 34 yrs.
Industrial facility in Pittsburgh, PA	—	1,151	10,938	—	—	1,151	10,938	12,089	404	1991	Jan. 2014	25 yrs.
Warehouse/distribution facilities in Atlanta, GA; Cincinnati, OH; and Elkwood, VA	—	5,356	4,121	—	(711)	4,998	3,768	8,766	102	1958; 1975	Jan. 2014	28 yrs.
Warehouse/distribution facility in Harrisburg, NC	—	1,753	5,840	—	(111)	1,642	5,840	7,482	205	2000	Jan. 2014	26 yrs.
Learning center in Nashville, TN	5,555	1,098	7,043	—	—	1,098	7,043	8,141	206	1988	Jan. 2014	31 yrs.

W. P. Carey 2014 10-K – 155

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2014
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Warehouse/distribution facilities in Boé, Carpiquet, Lagnieu, Le Mans, Lieusaint, Lunéville, and Saint-Germain-du-Puy, France and land in Le Mans and Vendin-le-Vieil, France	53,492	62,183	26,928	—	(9,532)	55,534	24,045	79,579	773	Various	Jan. 2014	28 yrs.
Industrial facility in Chandler, AZ; industrial, office, and warehouse/distribution facilities in Englewood, CO; and land in Englewood, CO	5,898	4,306	7,235	—	3	4,306	7,238	11,544	219	Various	Jan. 2014	30 yrs.
Warehouse/distribution facility in Ringwood, NJ	1,411	2,499	3,532	—	(4,600)	867	564	1,431	16	1962	Jan. 2014	32 yrs.
Industrial facility in Cynthiana, KY	2,741	1,274	3,505	—	2	1,274	3,507	4,781	104	1967	Jan. 2014	31 yrs.
Industrial facility in Columbia, SC	10,651	2,843	11,886	—	—	2,843	11,886	14,729	481	1962	Jan. 2014	23 yrs.
Land in Midlothian, VA	1,465	2,824	—	—	—	2,824	—	2,824	—	N/A	Jan. 2014	N/A
Residential facility in Laramie, WY	16,610	1,966	18,896	—	—	1,966	18,896	20,862	1,057	2007	Jan. 2014	33 yrs.
Office facility in Greenville, SC	9,121	562	7,916	—	43	562	7,959	8,521	290	1972	Jan. 2014	25 yrs.
Warehouse/distribution facilities in Mendota, IL; Toppenish and Yakima, WA; and Plover, WI	10,079	1,444	21,208	—	—	1,444	21,208	22,652	864	1996	Jan. 2014	23 yrs.
Industrial facility in Allen, TX and office facility in Sunnyvale, CA	12,228	9,297	24,086	—	—	9,297	24,086	33,383	712	1981; 1997	Jan. 2014	31 yrs.
Industrial facilities in Hampton, NH	10,384	8,990	7,362	—	—	8,990	7,362	16,352	222	1976	Jan. 2014	30 yrs.
Industrial facilities located throughout France	23,649	36,306	5,212	—	(4,441)	32,423	4,654	37,077	186	Various	Jan. 2014	23 yrs.
Retail facility in Fairfax, VA	5,275	3,402	16,353	—	—	3,402	16,353	19,755	567	1998	Jan. 2014	26 yrs.
Retail facility in Lombard, IL	5,275	5,087	8,578	—	—	5,087	8,578	13,665	298	1999	Jan. 2014	26 yrs.
Warehouse/distribution facility in Plainfield, IN	21,073	1,578	29,415	—	—	1,578	29,415	30,993	886	1997	Jan. 2014	30 yrs.
Retail facility in Kennesaw, GA	4,480	2,849	6,180	—	—	2,849	6,180	9,029	214	1999	Jan. 2014	26 yrs.
Retail facility in Leawood, KS	9,394	1,487	13,417	—	—	1,487	13,417	14,904	466	1997	Jan. 2014	26 yrs.
Office facility in Tolland, CT	8,336	1,817	5,709	—	11	1,817	5,720	7,537	191	1968	Jan. 2014	28 yrs.
Office and industrial facilities in Sankt Ingbert, Germany	7,192	1,140	7,442	—	(918)	1,018	6,646	7,664	186	1992	Jan. 2014	33 yrs.
Warehouse/distribution facilities in Lincolnton, NC and Mauldin, SC	10,166	1,962	9,247	—	—	1,962	9,247	11,209	301	1988; 1996	Jan. 2014	28 yrs.
Retail facilities located throughout Germany	310,842	81,109	153,927	—	(25,143)	72,432	137,461	209,893	4,429	Various	Jan. 2014	Various
Office facility in Southfield, MI	—	1,726	4,856	—	—	1,726	4,856	6,582	144	1985	Jan. 2014	31 yrs.
Office facility in The Woodlands, TX	21,481	3,204	24,997	—	—	3,204	24,997	28,201	726	1997	Jan. 2014	32 yrs.

W. P. Carey 2014 10-K – 156

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2014
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facility in Guelph, Canada	5,635	2,151	1,750	—	(150)	2,068	1,683	3,751	49	2002	Jan. 2014	34 yrs.
Industrial facilities in Shah Alam, Malaysia	6,605	—	10,429	—	(454)	—	9,975	9,975	306	1989; 1992	Jan. 2014	30 yrs.
Warehouse/distribution facilities in Lam Luk Ka and Bang Pa-in, Thailand	13,002	13,054	19,497	—	159	13,118	19,592	32,710	575	Various	Jan. 2014	31 yrs.
Warehouse/distribution facilities in Valdosta, GA and Johnson City, TN	8,849	1,080	14,998	—	—	1,080	14,998	16,078	516	1978; 1998	Jan. 2014	27 yrs.
Industrial facility in Amherst, NY	8,478	674	7,971	—	—	674	7,971	8,645	325	1984	Jan. 2014	23 yrs.
Industrial and warehouse/distribution facilities in Westfield, MA	—	1,922	9,755	—	9	1,922	9,764	11,686	325	1954; 1997	Jan. 2014	28 yrs.
Warehouse/distribution facilities in Kottka, Finland	5,389	—	8,546	—	(914)	—	7,632	7,632	319	1999; 2001	Jan. 2014	21 - 23 yrs.
Office facility in Bloomington, MN	—	2,942	7,155	—	—	2,942	7,155	10,097	231	1988	Jan. 2014	28 yrs.
Warehouse/distribution facility in Gorinchem, Netherlands	4,479	1,143	5,648	—	(726)	1,021	5,044	6,065	163	1995	Jan. 2014	28 yrs.
Retail facility in Cresskill, NJ	6,368	2,366	5,482	—	19	2,366	5,501	7,867	161	1975	Jan. 2014	31 yrs.
Retail facility in Livingston, NJ	5,425	2,932	2,001	—	14	2,932	2,015	4,947	68	1966	Jan. 2014	27 yrs.
Retail facility in Maplewood, NJ	1,717	845	647	—	4	845	651	1,496	22	1954	Jan. 2014	27 yrs.
Retail facility in Montclair, NJ	4,574	1,905	1,403	—	6	1,905	1,409	3,314	47	1950	Jan. 2014	27 yrs.
Retail facility in Morristown, NJ	11,111	3,258	8,352	—	26	3,258	8,378	11,636	282	1973	Jan. 2014	27 yrs.
Retail facility in Summit, NJ	2,771	1,228	1,465	—	8	1,228	1,473	2,701	50	1950	Jan. 2014	27 yrs.
Industrial and office facilities in Bunde, Dransfeld, and Wolfach, Germany	—	2,789	8,750	—	(1,189)	2,491	7,859	10,350	295	1898; 1956; 1978	Jan. 2014	24 yrs.
Industrial facilities in Georgetown, TX and Woodland, WA	3,252	965	4,113	—	—	965	4,113	5,078	112	1998; 2001; 2005	Jan. 2014	33 - 35 yrs.
Learning centers in Union, NJ; Allentown and Philadelphia, PA; and Grand Prairie, TX	—	5,365	7,845	—	5	5,365	7,850	13,215	258	Various	Jan. 2014	28 yrs.
Industrial facility in Ylämylly, Finland	8,195	1,669	6,034	—	(825)	1,490	5,388	6,878	145	1999	Jan. 2014	34 yrs.
Industrial facility in Salisbury, NC	6,653	1,499	8,185	—	—	1,499	8,185	9,684	270	2000	Jan. 2014	28 yrs.
Industrial and office facilities in Plymouth, MI and Solon and Twinsburg, OH	3,851	2,831	10,565	—	—	2,831	10,565	13,396	355	1970; 1991; 1995	Jan. 2014	26 - 27 yrs.
Industrial facility in Cambridge, Canada	—	1,849	7,371	—	(354)	1,778	7,088	8,866	207	2001	Jan. 2014	31 yrs.
Industrial facilities in Peru, IL; Huber Heights, Lima, and Sheffield, OH; and Lebanon, TN	13,147	2,962	17,832	—	—	2,962	17,832	20,794	522	Various	Jan. 2014	31 yrs.
Industrial facility in Ramos Arizpe, Mexico	—	1,059	2,886	—	—	1,059	2,886	3,945	84	2000	Jan. 2014	31 yrs.

W. P. Carey 2014 10-K – 157

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2014
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facilities in Salt Lake City, UT	5,078	2,783	3,773	—	—	2,783	3,773	6,556	110	Various	Jan. 2014	31 - 33 yrs.
Residential facility in Blairsville, PA	12,858	1,631	23,163	—	—	1,631	23,163	24,794	1,163	2005	Jan. 2014	33 yrs.
Industrial facility in Nashville, TN	—	1,078	5,619	—	—	1,078	5,619	6,697	240	1962	Jan. 2014	21 yrs.
Office facility in Lafayette, LA	1,816	1,048	1,507	—	—	1,048	1,507	2,555	51	1995	Jan. 2014	27 yrs.
Warehouse/distribution facilities in Atlanta, Doraville, and Rockmart, GA	55,849	6,488	77,192	—	—	6,488	77,192	83,680	2,473	1959; 1962; 1991	Jan. 2014	23 - 33 yrs.
Warehouse/distribution facilities in Flora, MS and Muskogee, OK	3,475	554	4,353	—	—	554	4,353	4,907	122	1992; 2002	Jan. 2014	33 yrs.
Industrial facility in Richmond, MO	5,156	2,211	8,505	—	—	2,211	8,505	10,716	282	1996	Jan. 2014	28 yrs.
Warehouse/distribution facility in Dallas, TX	6,261	468	8,042	—	—	468	8,042	8,510	311	1997	Jan. 2014	24 yrs.
Industrial facility in Tuusula, Finland	—	6,173	10,321	—	(1,764)	5,513	9,217	14,730	330	1975	Jan. 2014	26 yrs.
Office facility in Turku, Finland	27,922	5,343	34,106	—	(4,221)	4,771	30,457	35,228	1,000	1981	Jan. 2014	28 yrs.
Industrial facility in Turku, Finland	5,165	1,105	10,243	—	(1,197)	987	9,164	10,151	302	1981	Jan. 2014	28 yrs.
Industrial facility in Baraboo, WI	—	917	10,663	—	—	917	10,663	11,580	742	1988	Jan. 2014	13 yrs.
Warehouse/distribution facility in Phoenix, AZ	19,408	6,747	21,352	—	—	6,747	21,352	28,099	703	1996	Jan. 2014	28 yrs.
Land in Calgary, Canada	—	3,721	—	—	(143)	3,578	—	3,578	—	N/A	Jan. 2014	N/A
Industrial facilities in Sandersville, GA; Erwin, TN; and Gainsville, TX	2,580	955	4,779	—	—	955	4,779	5,734	141	1950; 1986; 1996	Jan. 2014	31 yrs.
Industrial facility in Buffalo Grove, IL	7,847	1,492	12,233	—	—	1,492	12,233	13,725	362	1996	Jan. 2014	31 yrs.
Industrial facility in Glasgow, United Kingdom	5,507	1,460	4,069	—	(331)	1,372	3,826	5,198	111	2000	Jan. 2014	32 yrs.
Warehouse/distribution facility in Spanish Fork, UT	7,254	991	7,901	—	—	991	7,901	8,892	221	2001	Jan. 2014	33 yrs.
Industrial, office, and warehouse/distribution facilities in Perris, CA; Eugene, OR; West Jordan, UT; and Tacoma, WA	—	8,989	5,435	—	8	8,989	5,443	14,432	177	Various	Jan. 2014	28 yrs.
Office facility in Carlsbad, CA	—	3,230	5,492	—	—	3,230	5,492	8,722	213	1999	Jan. 2014	24 yrs.
Land in Pensacola, FL	1,025	1,746	—	—	—	1,746	—	1,746	—	N/A	Jan. 2014	N/A
Movie theater in Port St. Lucie, FL	5,559	4,654	2,576	—	—	4,654	2,576	7,230	86	2000	Jan. 2014	27 yrs.
Movie theater in Hickory Creek, TX	—	1,693	3,342	—	—	1,693	3,342	5,035	114	2000	Jan. 2014	27 yrs.
Industrial facility in Nurieux-Volognat, France	—	121	5,328	—	(474)	108	4,867	4,975	138	2000	Jan. 2014	32 yrs.
Warehouse/distribution facility in Suwanee, GA	15,559	2,330	8,406	—	—	2,330	8,406	10,736	227	1995	Jan. 2014	34 yrs.

W. P. Carey 2014 10-K – 158

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2014
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Retail facilities in Wichita, KS and Oklahoma City, OK and warehouse/distribution facility in Wichita, KS	7,607	1,878	8,579	—	—	1,878	8,579	10,457	335	Various	Jan. 2014	24 yrs.
Industrial facilities in Fort Dodge, IN and Menomonie and Oconomowoc, WI	8,931	1,403	11,098	—	—	1,403	11,098	12,501	623	1996	Jan. 2014	16 yrs.
Industrial facility in Mesa, AZ	4,990	2,888	4,282	—	—	2,888	4,282	7,170	144	1991	Jan. 2014	27 yrs.
Industrial facility in North Amityville, NY	8,025	3,486	11,413	—	—	3,486	11,413	14,899	401	1981	Jan. 2014	26 yrs.
Warehouse/distribution facilities in Greenville, SC	—	567	10,217	—	15	567	10,232	10,799	454	1960	Jan. 2014	21 yrs.
Industrial facility in Fort Collins, CO	7,894	821	7,236	—	—	821	7,236	8,057	202	1993	Jan. 2014	33 yrs.
Office facility in Piscataway, NJ	—	4,984	34,165	13,195	—	4,984	47,360	52,344	1,098	1968	Jan. 2014	31 yrs.
Land in Elk Grove Village, IL	1,767	4,037	—	—	—	4,037	—	4,037	—	N/A	Jan. 2014	N/A
Office facilities in Washington, MI	26,751	4,085	7,496	—	—	4,085	7,496	11,581	209	1987; 1990	Jan. 2014	33 yrs.
Office facility in Houston, TX	—	522	7,448	—	—	522	7,448	7,970	256	1999	Jan. 2014	27 yrs.
Industrial facilities in Conroe, Houston, Odessa, and Weimar, TX and office facility in Houston, TX	7,057	4,049	13,021	—	133	4,049	13,154	17,203	643	Various	Jan. 2014	12 - 22 yrs.
Learning center in Sacramento, CA	27,639	—	13,715	—	—	—	13,715	13,715	375	2005	Jan. 2014	34 yrs.
Industrial facilities in City of Industry, CA; Chelmsford, MA; and Lancaster, TX	—	5,138	8,387	—	43	5,138	8,430	13,568	278	1969; 1974; 1984	Jan. 2014	27 yrs.
Office facility in Tinton Falls, NJ	7,220	1,958	7,993	—	—	1,958	7,993	9,951	239	2001	Jan. 2014	31 yrs.
Industrial facility in Woodland, WA	—	707	1,562	—	—	707	1,562	2,269	41	2009	Jan. 2014	35 yrs.
Warehouse/distribution facilities in Gyál and Herceghalom, Hungary	39,054	14,601	21,915	—	(3,906)	13,039	19,571	32,610	875	2002; 2004	Jan. 2014	21 yrs.
Industrial facility in Windsor, CT	—	453	637	—	—	453	637	1,090	17	1999	Jan. 2014	33 yrs.
Industrial facility in Aurora, CO	2,900	574	3,999	—	—	574	3,999	4,573	93	2012	Jan. 2014	40 yrs.
Office facility in Chandler, AZ	—	5,318	27,551	—	—	5,318	27,551	32,869	599	2008	Mar. 2014	40 yrs.
Warehouse/distribution facility in University Park, IL	—	7,962	32,756	—	—	7,962	32,756	40,718	617	2008	May 2014	40 yrs.
Office facility in Stavanger, Norway	—	10,296	91,744	—	(15,978)	8,684	77,378	86,062	824	1975	Aug. 2014	40 yrs.
Office facility in Westborough, MA	—	3,409	37,914	—	—	3,409	37,914	41,323	339	1992	Aug. 2014	40 yrs.
Office facility in Andover, MA	—	3,980	45,120	—	—	3,980	45,120	49,100	281	1999	Oct. 2014	40 yrs.
Office facility in Newport, United Kingdom	—	—	22,587	—	(767)	—	21,820	21,820	137	2014	Oct. 2014	40 yrs.

W. P. Carey 2014 10-K – 159

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2014
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facilities located throughout Australia	—	30,455	94,724	—	(8,671)	28,211	88,297	116,508	952	Various	Oct. 2014	Various
Industrial facility in Lewisburg, OH	—	1,627	13,721	—	—	1,627	13,721	15,348	64	2014	Nov. 2014	40 yrs.
Industrial facility in Opole, Poland	—	2,151	21,438	—	(527)	2,103	20,959	23,062	33	2014	Dec. 2014	38 yrs.
Office facilities located throughout Spain	—	51,778	257,624	—	(3,995)	51,110	254,297	305,407	217	Various	Dec. 2014	Various
	$2,285,751	$1,210,177	$3,868,939	$125,424	$(227,855)	$1,146,704	$3,829,981	$4,976,685	$253,627

W. P. Carey 2014 10-K – 160

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2014
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period Total	Date of Construction	Date Acquired
Description	Encumbrances	Land	Buildings
Direct Financing Method
Retail facilities in several cities in the following states: Alabama, Florida, Georgia, Illinois, Louisiana, Missouri, North Carolina, and Texas	$—	$—	$16,416	$—	$(4,164)	$12,252	Various	Jan. 1998
Industrial facilities in Glendora, CA and Romulus, MI	—	454	13,251	9	(3,092)	10,622	1950; 1970	Jan. 1998
Industrial facilities in Irving and Houston, TX	18,720	—	27,599	—	(3,932)	23,667	1978	Jan. 1998
Learning centers in Tucson, AZ; Garden Grove, CA; and Canton, MI	—	—	7,840	—	(6,030)	1,810	Various	Sep. 2012
Retail facility in Freehold, NJ	8,153	—	17,067	—	(72)	16,995	2004	Sep. 2012
Office facilities in Corpus Christi, Odessa, San Marcos, and Waco, TX	4,625	2,089	14,211	—	(214)	16,086	1969; 1996; 2000	Sep. 2012
Retail facilities in Osnabruck, Borken, Bunde, Arnstadt, Dorsten, Duisburg, Freiberg, Leimbach-Kaiserro, Monheim, Oberhausen, Rodewisch, Sankt Augustin, Schmalkalden, Stendal, Wuppertal, and Monheim, Germany	—	28,734	145,854	—	(9,767)	164,821	Various	Sep. 2012
Warehouse/distribution facility in Brierley Hill, United Kingdom	10,047	2,147	12,357	—	(85)	14,419	1996	Sep. 2012
Warehouse/distribution and industrial facilities in Mesquite, TX	6,527	2,851	15,899	—	(556)	18,194	1961; 1972; 1975	Sep. 2012
Industrial facility in Rochester, MN	4,477	881	17,039	—	(113)	17,807	1997	Sep. 2012
Office facility in Irvine, CA	6,560	—	17,027	—	(291)	16,736	1981	Sep. 2012
Industrial facility in Brownwood, TX	—	722	6,268	—	—	6,990	1964	Sep. 2012
Office facility in Scottsdale, AZ	21,165	—	43,570	—	(146)	43,424	1977	Jan. 2014
Retail facilities in El Paso, Fabens, and Socorro, TX	12,858	4,777	17,823	—	3	22,603	Various	Jan. 2014
Industrial facility in Dallas, TX	—	3,190	10,010	—	—	13,200	1968	Jan. 2014
Industrial facility in Eagan, MN	7,269	—	11,548	—	(19)	11,529	1975	Jan. 2014
Industrial facilities in Albemarle and Old Fort, NC; Holmesville, OH; and Springfield, TN	9,287	6,542	20,668	—	(38)	27,172	Various	Jan. 2014
Movie theater in Midlothian, VA	8,649	—	16,546	—	127	16,673	2000	Jan. 2014
Industrial facilities located throughout France	16,197	—	27,270	—	(2,004)	25,266	Various	Jan. 2014
Retail facility in Gronau, Germany	6,326	281	4,401	—	(500)	4,182	1989	Jan. 2014
Industrial and office facilities in Marktheidenfeld, Germany	—	1,629	22,396	—	(2,827)	21,198	2002	Jan. 2014
Industrial and warehouse/distribution facilities in Newbridge, United Kingdom	12,723	6,851	22,868	—	(1,981)	27,738	1998	Jan. 2014
Learning center in Mooresville, NC	4,136	1,795	15,955	—	2	17,752	2002	Jan. 2014
Industrial facility in Mount Carmel, IL	—	135	3,265	—	28	3,428	1896	Jan. 2014
Industrial, office, and warehouse/distribution facilities in Bad Hersfeld, Germany	21,945	15,287	29,292	—	(4,764)	39,815	Various	Jan. 2014
Retail facility in Vantaa, Finland	—	5,291	15,522	—	(2,225)	18,588	2004	Jan. 2014
Retail facility in Linkoping, Sweden	—	1,484	9,402	—	(1,813)	9,073	2004	Jan. 2014
Industrial facility in Calgary, Canada	—	—	7,076	—	(268)	6,808	1965	Jan. 2014
Industrial facilities in Kearney, MO; Fair Bluff, NC; York, NE; Walbridge, OH; Middlesex Township, PA; Rocky Mount, VA; and Martinsburg, WV	11,650	5,780	40,860	—	(42)	46,598	Various	Jan. 2014
Industrial and office facilities in Leeds, United Kingdom	—	2,712	16,501	—	(953)	18,260	1950; 1960; 1980	Jan. 2014
Movie theater in Pensacola, FL	7,647	—	13,034	—	(4)	13,030	2001	Jan. 2014
Industrial facility in Monheim, Germany	—	2,939	7,379	—	(1,112)	9,206	1981	Jan. 2014

W. P. Carey 2014 10-K – 161

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2014
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period Total	Date of Construction	Date Acquired
Description	Encumbrances	Land	Buildings
Industrial facility in Göppingen, Germany	—	10,717	60,120	—	(7,826)	63,011	1930	Jan. 2014
Warehouse/distribution facility in Elk Grove Village, IL	3,443	—	7,863	—	2	7,865	1980	Jan. 2014
Industrial facility in Sankt Ingbert, Germany	—	2,786	26,902	—	(3,301)	26,387	1960	Jan. 2014
Industrial facility in New South Wales, Australia	—	283	2,978	—	(240)	3,021	1970	Oct. 2014
	$202,404	$110,357	$764,077	$9	$(58,217)	$816,226

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (c)	Date of Construction	Date Acquired
Operating Real Estate – Hotels
Bloomington, MN	$19,287	$3,810	$29,126	$3,622	$80	$—	$3,857	$29,159	$3,622	$36,638	$1,523	2008	Jan. 2014	34 yrs.
Memphis, TN	27,806	2,120	36,594	3,647	35	—	2,120	36,629	3,647	42,396	2,264	1985	Jan. 2014	22 yrs.

Operating Real Estate – Self-Storage Facilities
Taunton, MA	$—	$4,300	$12,274	$—	$303	$(13,689)	$537	$2,651	$—	$3,188	$781	2001	Dec. 2006	25 yrs.
Pensacola, FL	1,720	560	2,082	—	21	—	560	2,103	—	2,663	298	2004	Sep. 2010	30 yrs.
	$48,813	$10,790	$80,076	$7,269	$439	$(13,689)	$7,074	$70,542	$7,269	$84,885	$4,866
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

(c)	A reconciliation of real estate and accumulated depreciation follows:

W. P. Carey 2014 10-K – 162

W. P. CAREY INC.
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Real Estate Subject to Operating Leases
	Years Ended December 31,
	2014	2013	2012
Beginning balance	$2,506,804	$2,331,613	$646,482
Additions	2,785,863	216,422	1,776,628
Improvements	18,474	7,422	815
Dispositions	(137,018)	(8,347)	(75,548)
Foreign currency translation adjustment	(157,262)	26,729	13,263
Reclassification to assets held for sale	(33,162)	(72,827)	(17,681)
Reclassification from direct financing lease	13,663	13,952	—
Reclassification from real estate under construction	—	2,875	—
Impairment charges	(20,677)	(11,035)	(12,346)
Ending balance	$4,976,685	$2,506,804	$2,331,613

	Reconciliation of Accumulated Depreciation for Real Estate Subject to Operating Leases
	Years Ended December 31,
	2014	2013	2012
Beginning balance	$168,076	$116,075	$118,054
Depreciation expense	112,758	60,470	24,302
Dispositions	(20,740)	(533)	(22,947)
Foreign currency translation adjustment	(5,318)	1,194	358
Reclassification to assets held for sale	(1,149)	(9,130)	(3,692)
Ending balance	$253,627	$168,076	$116,075

	Reconciliation of Operating Real Estate
	Years Ended December 31,
	2014	2013	2012
Beginning balance	$6,024	$99,703	$109,875
Additions	78,423	—	—
Improvements	438	706	295
Dispositions	—	(93,314)	—
Impairment charges	—	(1,071)	(10,467)
Ending balance	$84,885	$6,024	$99,703

	Reconciliation of Accumulated Depreciation for Operating Real Estate
	Years Ended December 31,
	2014	2013	2012
Beginning balance	$882	$19,993	$17,121
Depreciation expense	3,984	2,242	2,872
Dispositions	—	(21,353)	—
Ending balance	$4,866	$882	$19,993

At December 31, 2014, the aggregate cost of real estate that we and our consolidated subsidiaries own for federal income tax purposes was approximately $3.8 billion.

W. P. Carey 2014 10-K – 163

W. P. CAREY INC.
SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
December 31, 2014
(dollars in thousands)

	Interest Rate	Final Maturity Date	Fair Value	Carrying Amount
Description
Note receivable — Production Resource Group - Las Vegas	7.9%	Mar. 2029	$9,555	$10,888
Note receivable — Reyes	10.8%	Feb. 2015	10,049	9,960
			$19,604	$20,848

NOTES TO SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
(in thousands)

	Reconciliation of Mortgage Loans on Real Estate
	Years Ended December 31,
	2014	2013	2012
Balance at beginning of year	$—	$—	$—
Additions (a)	21,060	—	—
Amortization and accretion	(212)	—	—
Ending balance	$20,848	$—	$—

__________

(a)	We acquired these notes at a discount of $0.3 million in the CPA®:16 Merger (Note 6).

W. P. Carey 2014 10-K – 164

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2014 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting at December 31, 2014. In making this assessment, we used the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, at December 31, 2014, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

W. P. Carey 2014 10-K – 165

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

W. P. Carey 2014 10-K – 166

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(1) and (2) — Financial statements and schedules — see index to financial statements and schedules included in Item 8.

Other Financial Statements:
Corporate Property Associates 16 – Global Incorporated (Incorporated by reference to Exhibit 99.2 of the Annual Report on Form 10-K filed March 3, 2014 by W. P. Carey Inc. )

(3) Exhibits:

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement	Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
3.2	Articles Supplementary	Incorporated by reference to Current Report on Form 8-K (File No. 000-13779) filed January 28, 2015
3.3	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
4.2	Indenture dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 14, 2014
4.3	First Supplemental Indenture dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 14, 2014
4.4	Form of Global Note Representing $500,000,000 Aggregate Principal Amount of 4.60% Senior Notes due 2024	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 14, 2014
4.5	Second Supplemental Indenture, dated as of January 21, 2015, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 21, 2015
4.6	Form of Note representing €500 Million Aggregate Principal Amount of 2.000% Senior Notes due 2023	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 21, 2015
4.7	Third Supplemental Indenture, dated January 26, 2015, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 26, 2015
4.8	Form of Note representing $450 Million Aggregate Principal Amount of 4.000% Senior Notes due 2025	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 26, 2015
10.1	W. P. Carey Inc. 1997 Non-Employee Directors’ Incentive Plan, as amended *	Filed herewith
10.2	W. P. Carey Inc. 1997 Share Incentive Plan, as amended *	Filed herewith

W. P. Carey 2014 10-K – 167

Exhibit No.	Description	Method of Filing
10.3	W. P. Carey Inc. (formerly W. P. Carey & Co. LLC) Long-Term Incentive Program as amended and restated effective as of September 28, 2012 *	Incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.4	W. P. Carey Inc. Amended and Restated Deferred Compensation Plan for Employees *	Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.5	Amended and Restated W. P. Carey Inc. 2009 Share Incentive Plan *	Incorporated by reference to Appendix A of Schedule 14A filed April 30, 2013
10.6	Form of Share Option Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009 (File No. 001-13779)
10.7	Form of Restricted Share Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009 (File No. 001-13779)
10.8	Form of Restricted Share Unit Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.9	Form of Long-Term Performance Share Unit Award Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.10	W. P. Carey Inc. 2009 Non-Employee Directors’ Incentive Plan (the “2009 Directors Plan”) *	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013
10.11	Form of Restricted Share Agreement under the 2009 Directors Plan *	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013
10.12	Amended and Restated Advisory Agreement dated as of January 1, 2015 among Corporate Property Associates 17 – Global Incorporated, CPA:17 Limited Partnership and Carey Asset Management Corp.	Filed herewith
10.13	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 17 – Global Incorporated, CPA:17 Limited Partnership and W. P. Carey & Co. B. V.	Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 8, 2008 (File No. 001-13779)
10.14	Advisory Agreement dated September 15, 2010 between Carey Watermark Investors Incorporated, CWI OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 5, 2010
10.15	Amended and Restated Advisory Agreement, dated as of January 1, 2015 by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.	Filed herewith
10.16	Dealer Manager Agreement, dated as of May 7, 2013, by and between Corporate Property Associates 18 – Global Incorporated and Carey Financial, LLC	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q (File No. 000-54970) filed by Corporate Property Associates 18 – Global Incorporated on June 20, 2013
10.17	Dealer Manager Agreement, dated as of December 20, 2013, by and between Carey Watermark Investors Incorporated and Carey Financial, LLC	Incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K for the year ended December 31, 2013 filed March 3, 2014
10.18
Agreement and Plan of Merger dated as of July 25, 2013, by and between Corporate Property Associates 16 – Global Incorporated, W. P. Carey Inc., WPC REIT Merger Sub Inc., and, for the limited purposes set forth therein, Carey Asset Management Corp., W. P. Carey & Co. B.V. and CPA 16 LLC.
Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed July 25, 2013

W. P. Carey 2014 10-K – 168

Exhibit No.	Description	Method of Filing
10.19
Term Loan Credit Agreement, dated as of July 31, 2013, among W. P. Carey Inc. and Certain of its Subsidiaries identified therein as Borrowers, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent and the Lenders party thereto
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 5, 2013
10.20
Second Amended and Restated Credit Agreement, dated as January 31, 2014 (the “Senior Unsecured Credit Facility”), by and among W. P. Carey, as Borrower, certain Subsidiaries of W. P. Carey identified therein, from time to time as Guarantors, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February, 2014
10.21	Third amendment to the Senior Unsecured Credit Facility dated as of January 15, 2015	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 20, 2015
10.22	Employment Agreement dated as of January 15, 2015, by and among W. P. Carey Inc. and Trevor P. Bond*	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 16, 2015
10.23	Employment Agreement dated as of November 13, 2012, by and among W. P. Carey Inc. and Catherine D. Rice*	Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 26, 2013
10.24	Asset Management Agreement dated as of July 24, 2013 between Corporate Property Associates 18 - Global Incorporated, CPA:18 Limited Partnership and W.P. Carey & Co. B.V.	Filed herewith
10.25	Advisory Agreement, dated as of February 9, 2015 among Cary Watermark Investors 2 Incorporated, CWI2 OP, LP and Carey Lodging Advisors, LLC	Filed herewith
10.26	Dealer Manager Agreement dated as of February 9, 2015 by and between Carey Watermark Investors 2 Incorporated and Carey Financial, LLC	Filed herewith
12	Computations of Ratios of Earnings to Fixed Charges for the Years End December 31, 2014, 2013, 2012, 2011, and 2010	Filed herewith
18.1	Preferability letter of Independent Registered Public Accounting Firm	Incorporated by reference to Exhibit 18.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed November 5, 2013
21.1	List of Registrant Subsidiaries	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Director and Officer Indemnification Policy	Incorporated by reference to Exhibit 99.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
99.2	Financial Statements of Corporate Property Associates 16 – Global Incorporated	Incorporated by reference to Exhibit 99.2 to Annual Report on Form 10-K for the year ended December 31, 2013 filed March 3, 2014

W. P. Carey 2014 10-K – 169

Exhibit No.	Description	Method of Filing
101
The following materials from W. P. Carey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II — Valuation and Qualifying Accounts,(viii) Schedule III — Real Estate and Accumulated Depreciation, (ix) Notes to Schedule III, (x) Schedule IV — Mortgage Loans on Real Estate, and (xi) Notes to Schedule IV.
Filed herewith
______________________
*The referenced exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15 (a)(3) of Form 10-K.

W. P. Carey 2014 10-K – 170

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.
Date:	March 2, 2015
		By:	/s/ Catherine D. Rice
Catherine D. Rice
Chief Financial Officer

W. P. Carey 2014 10-K – 171

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Trevor P. Bond	Director and Chief Executive Officer	March 2, 2015
Trevor P. Bond	(Principal Executive Officer)

/s/ Catherine D. Rice	Chief Financial Officer	March 2, 2015
Catherine D. Rice	(Principal Financial Officer)

/s/ Hisham A. Kader	Chief Accounting Officer	March 2, 2015
Hisham A. Kader	(Principal Accounting Officer)

/s/ Benjamin H. Griswold, IV	Chairman of the Board and Director	March 2, 2015
Benjamin H. Griswold, IV

/s/ Nathaniel S. Coolidge	Director	March 2, 2015
Nathaniel S. Coolidge

/s/ Mark J. DeCesaris	Director	March 2, 2015
Mark J. DeCesaris

/s/ Eberhard Faber IV	Director	March 2, 2015
Eberhard Faber IV

/s/ Axel K.A. Hansing	Director	March 2, 2015
Axel K.A. Hansing

/s/ Jean Hoysradt	Director	March 2, 2015
Jean Hoysradt

/s/ Dr. Karsten von Köller	Director	March 2, 2015
Dr. Karsten von Köller

/s/ Richard C. Marston	Director	March 2, 2015
Richard C. Marston

/s/ Robert E. Mittelstaedt, Jr.	Director	March 2, 2015
Robert E. Mittelstaedt, Jr.

/s/ Nicolaas J.M. van Ommen	Director	March 2, 2015
Nicolaas J.M. van Ommen

/s/ Charles E. Parente	Director	March 2, 2015
Charles E. Parente

/s/ Mary M. VanDeWeghe	Director	March 2, 2015
Mary M. VanDeWeghe

/s/ Reginald Winssinger	Director	March 2, 2015
Reginald Winssinger

W. P. Carey 2014 10-K – 172

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement	Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
3.2	Articles Supplementary	Incorporated by reference to Current Report on Form 8-K (File No. 000-13779) filed January 28, 2015
3.3	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
4.2	Indenture dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 14, 2014
4.3	First Supplemental Indenture dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 14, 2014
4.4	Form of Global Note Representing $500,000,000 Aggregate Principal Amount of 4.60% Senior Notes due 2024	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 14, 2014
4.5	Second Supplemental Indenture, dated as of January 21, 2015, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 21, 2015
4.6	Form of Note representing €500 Million Aggregate Principal Amount of 2.000% Senior Notes due 2023	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 21, 2015
4.7	Third Supplemental Indenture, dated January 26, 2015, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 26, 2015
4.8	Form of Note representing $450 Million Aggregate Principal Amount of 4.000% Senior Notes due 2025	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 26, 2015
10.1	W. P. Carey Inc. 1997 Non-Employee Directors’ Incentive Plan, as amended *	Filed herewith
10.2	W. P. Carey Inc. 1997 Share Incentive Plan, as amended *	Filed herewith
10.3	W. P. Carey Inc. (formerly W. P. Carey & Co. LLC) Long-Term Incentive Program as amended and restated effective as of September 28, 2012 *	Incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.4	W. P. Carey Inc. Amended and Restated Deferred Compensation Plan for Employees *	Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.5	Amended and Restated W. P. Carey Inc. 2009 Share Incentive Plan *	Incorporated by reference to Appendix A of Schedule 14A filed April 30, 2013

Exhibit No.	Description	Method of Filing
10.6	Form of Share Option Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009 (File No. 001-13779)
10.7	Form of Restricted Share Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009 (File No. 001-13779)
10.8	Form of Restricted Share Unit Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.9	Form of Long-Term Performance Share Unit Award Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.10	W. P. Carey Inc. 2009 Non-Employee Directors’ Incentive Plan (the “2009 Directors Plan”) *	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013
10.11	Form of Restricted Share Agreement under the 2009 Directors Plan *	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013
10.12	Amended and Restated Advisory Agreement dated as of January 1, 2015 among Corporate Property Associates 17 – Global Incorporated, CPA:17 Limited Partnership and Carey Asset Management Corp.	Filed herewith
10.13	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 17 – Global Incorporated, CPA:17 Limited Partnership and W. P. Carey & Co. B. V.	Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 8, 2008 (File No. 001-13779)
10.14	Advisory Agreement dated September 15, 2010 between Carey Watermark Investors Incorporated, CWI OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 5, 2010
10.15	Amended and Restated Advisory Agreement, dated as of January 1, 2015 by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.	Filed herewith
10.16	Dealer Manager Agreement, dated as of May 7, 2013, by and between Corporate Property Associates 18 – Global Incorporated and Carey Financial, LLC	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q (File No. 000-54970) filed by Corporate Property Associates 18 – Global Incorporated on June 20, 2013
10.17	Dealer Manager Agreement, dated as of December 20, 2013, by and between Carey Watermark Investors Incorporated and Carey Financial, LLC	Incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K for the year ended December 31, 2013 filed March 3, 2014
10.18
Agreement and Plan of Merger dated as of July 25, 2013, by and between Corporate Property Associates 16 – Global Incorporated, W. P. Carey Inc., WPC REIT Merger Sub Inc., and, for the limited purposes set forth therein, Carey Asset Management Corp., W. P. Carey & Co. B.V. and CPA 16 LLC.
Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed July 25, 2013
10.19
Term Loan Credit Agreement, dated as of July 31, 2013, among W. P. Carey Inc. and Certain of its Subsidiaries identified therein as Borrowers, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent and the Lenders party thereto
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 5, 2013

Exhibit No.	Description	Method of Filing
10.20
Second Amended and Restated Credit Agreement, dated as January 31, 2014 (the “Senior Unsecured Credit Facility”), by and among W. P. Carey, as Borrower, certain Subsidiaries of W. P. Carey identified therein, from time to time as Guarantors, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February, 2014
10.21	Third amendment to the Senior Unsecured Credit Facility dated as of January 15, 2015	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 20, 2015
10.22	Employment Agreement dated as of January 15, 2015, by and among W. P. Carey Inc. and Trevor P. Bond*	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 16, 2015
10.23	Employment Agreement dated as of November 13, 2012, by and among W. P. Carey Inc. and Catherine D. Rice*	Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 26, 2013
10.24	Asset Management Agreement dated as of July 24, 2013 between Corporate Property Associates 18 - Global Incorporated, CPA:18 Limited Partnership and W.P. Carey & Co. B.V.	Filed herewith
10.25	Advisory Agreement, dated as of February 9, 2015 among Cary Watermark Investors 2 Incorporated, CWI2 OP, LP and Carey Lodging Advisors, LLC	Filed herewith
10.26	Dealer Manager Agreement dated as of February 9, 2015 by and between Carey Watermark Investors 2 Incorporated and Carey Financial, LLC	Filed herewith
12	Computations of Ratios of Earnings to Fixed Charges for the Years End December 31, 2014, 2013, 2012, 2011, and 2010	Filed herewith
18.1	Preferability letter of Independent Registered Public Accounting Firm	Incorporated by reference to Exhibit 18.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed November 5, 2013
21.1	List of Registrant Subsidiaries	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Director and Officer Indemnification Policy	Incorporated by reference to Exhibit 99.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
99.2	Financial Statements of Corporate Property Associates 16 – Global Incorporated	Incorporated by reference to Exhibit 99.2 to Annual Report on Form 10-K for the year ended December 31, 2013 filed March 3, 2014

Exhibit No.	Description	Method of Filing
101
The following materials from W. P. Carey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II — Valuation and Qualifying Accounts,(viii) Schedule III — Real Estate and Accumulated Depreciation, (ix) Notes to Schedule III, (x) Schedule IV — Mortgage Loans on Real Estate, and (xi) Notes to Schedule IV.
Filed herewith
______________________
*The referenced exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15 (a)(3) of Form 10-K.