Form 10-K/A
period 2014-12-31
W. P. Carey Inc.
filed 2015-03-17
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
As of February 19, 2015 there were 104,141,679 shares of Common Stock of registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2014 (“Amendment No. 1”) to correct an error on the cover page of the original Form 10-K as filed with the Securities and Exchange Commission on March 2, 2015 (the “Original Form 10-K”). The cover page of the Original Form 10-K incorrectly showed the total number of shares issued instead of the number of shares outstanding. The correct number of shares of the Registrant’s Common Stock outstanding as of February 19, 2015, was 104,141,679, as indicated on the cover page of this Amendment No. 1 (rather than 105,186,095 shares as originally shown).
No changes are hereby made to the Registrant’s financial statements. Other than the change discussed above and the filing of the currently dated Section 302 certifications and updated XBRL data under Item 15 of Part IV of this Amendment No. 1, no changes have been made to the Original Form 10-K or the exhibits filed therewith. As such, this Amendment No.1 should be read in conjunction with the Original Form 10-K.
The information contained in this Amendment No. 1 does not reflect events occurring subsequent to the filing of the Original Form 10-K.

W. P. Carey 2014 10-K/A – 1

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(3) Exhibits:

The following exhibits are filed as part of this Amendment No. 1.

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

W. P. Carey 2014 10-K/A – 2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.
Date:	March 17, 2015
		By:	/s/ Catherine D. Rice
Catherine D. Rice
Chief Financial Officer

W. P. Carey 2014 10-K/A – 3

EXHIBIT INDEX

The following exhibits are filed as part of this Amendment No. 1.

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