Form 10-Q
period 2015-03-31
W. P. Carey Inc.
filed 2015-05-18
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
or

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

Registrant has 104,337,911 shares of common stock, $0.001 par value, outstanding at May 8, 2015.

INDEX

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or the Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding capital markets, tenant credit quality, general economic overview, our expected range of Adjusted funds from operations, or AFFO, our corporate strategy, our capital structure, our portfolio lease terms, our international exposure and acquisition volume, our expectations about tenant bankruptcies and interest coverage, statements regarding estimated or future economic performance and results, including our underlying assumptions, occupancy rate, credit ratings, and possible new acquisitions by us and our investment management programs, the Managed REITs discussed herein, including their earnings, statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust, or REIT, the amount and timing of any future dividends, our existing or future leverage and debt service obligations, our future prospects for growth, our projected assets under management, our future capital expenditure levels, our historical and anticipated funds from operations, our future financing transactions, our estimates of growth, and our plans to fund our future liquidity needs. These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition, liquidity, results of operations, AFFO, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on March 2, 2015, as amended by a Form 10-K/A filed with the SEC on March 17, 2015, or the 2014 Annual Report, and Part II, Item 1A "Risk Factors" of this Quarterly Report. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, potential investors are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

                    W. P. Carey 3/31/2015 10-Q – 1

PART I
Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
Assets
Investments in real estate:
Real estate, at cost (inclusive of $183,540 and $184,417, respectively, attributable to variable interest entities, or VIEs)	$5,159,139	$5,006,682
Operating real estate, at cost (inclusive of $38,714 and $38,714, respectively, attributable to VIEs)	84,915	84,885
Accumulated depreciation (inclusive of $21,740 and $19,982, respectively, attributable to VIEs)	(286,953)	(258,493)
Net investments in properties	4,957,101	4,833,074
Net investments in direct financing leases (inclusive of $59,133 and $61,609, respectively, attributable to VIEs)	766,920	816,226
Assets held for sale	—	7,255
Net investments in real estate	5,724,021	5,656,555
Cash and cash equivalents (inclusive of $1,381 and $2,652, respectively, attributable to VIEs)	207,391	198,683
Equity investments in the Managed Programs and real estate	249,088	249,403
Due from affiliates	51,200	34,477
Goodwill	682,623	692,415
In-place lease and tenant relationship intangible assets, net (inclusive of $20,264 and $21,267, respectively, attributable to VIEs)	953,458	993,819
Above-market rent intangible assets, net (inclusive of $13,275 and $13,767, respectively, attributable to VIEs)	510,686	522,797
Other assets, net (inclusive of $19,377 and $18,603, respectively, attributable to VIEs)	352,063	300,330
Total assets	$8,730,530	$8,648,479
Liabilities and Equity
Liabilities:
Non-recourse debt, net (inclusive of $123,595 and $125,226, respectively, attributable to VIEs)	$2,420,620	$2,532,683
Senior Unsecured Credit Facility - Revolver	186,131	807,518
Senior Unsecured Credit Facility - Term Loan	250,000	250,000
Senior Unsecured Notes, net	1,479,473	498,345
Below-market rent and other intangible liabilities, net (inclusive of $8,847 and $9,305, respectively, attributable to VIEs)	174,126	175,070
Accounts payable, accrued expenses and other liabilities (inclusive of $4,315 and $5,573, respectively, attributable to VIEs)	298,217	293,846
Deferred income taxes (inclusive of $516 and $587, respectively, attributable to VIEs)	95,987	94,133
Distributions payable	101,350	100,078
Total liabilities	5,005,904	4,751,673
Redeemable noncontrolling interest	13,374	6,071
Commitments and contingencies (Note 12)
Equity:
W. P. Carey stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common Stock, $0.001 par value, 450,000,000 shares authorized; 105,381,839 and 105,085,069 shares issued, respectively; and 104,337,423 and 104,040,653 shares outstanding, respectively	105	105
Additional paid-in capital	4,292,781	4,322,273
Distributions in excess of accumulated earnings	(537,525)	(465,606)
Deferred compensation obligation	56,749	30,624
Accumulated other comprehensive loss	(174,933)	(75,559)
Less: treasury stock at cost, 1,044,416 shares	(60,948)	(60,948)
Total W. P. Carey stockholders’ equity	3,576,229	3,750,889
Noncontrolling interests	135,023	139,846
Total equity	3,711,252	3,890,735
Total liabilities and equity	$8,730,530	$8,648,479
 See Notes to Consolidated Financial Statements.

                    W. P. Carey 3/31/2015 10-Q – 2

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues
Real estate revenues:
Lease revenues	$160,165	$123,068
Operating property revenues	7,112	4,991
Reimbursable tenant costs	5,939	6,014
Lease termination income and other	3,209	1,187
	176,425	135,260
Revenues from the Managed Programs:
Structuring revenue	21,720	17,750
Asset management revenue	11,159	9,777
Reimbursable costs	9,607	39,732
Dealer manager fees	1,274	6,676
Incentive, termination and subordinated disposition revenue	203	—
	43,963	73,935
	220,388	209,195
Operating Expenses
Depreciation and amortization	65,400	52,673
General and administrative	29,768	22,671
Reimbursable tenant and affiliate costs	15,546	45,746
Property expenses, excluding reimbursable tenant costs	9,364	8,415
Stock-based compensation expense	7,009	7,043
Merger and property acquisition expenses	5,676	29,614
Impairment charges	2,683	—
Subadvisor fees	2,661	18
Dealer manager fees and expenses	2,372	5,425
	140,479	171,605
Other Income and Expenses
Interest expense	(47,949)	(39,075)
Other income and (expenses)	(4,306)	(5,640)
Equity in earnings of equity method investments in the Managed Programs and real estate	11,723	14,262
Gain on change in control of interests	—	105,947
	(40,532)	75,494
Income from continuing operations before income taxes and gain on sale of real estate	39,377	113,084
Provision for income taxes	(1,980)	(2,253)
Income from continuing operations before gain on sale of real estate	37,397	110,831
Income from discontinued operations, net of tax	—	6,406
Gain on sale of real estate, net of tax	1,185	81
Net Income	38,582	117,318
Net income attributable to noncontrolling interests	(2,466)	(1,578)
Net income attributable to redeemable noncontrolling interest	—	(262)
Net Income Attributable to W. P. Carey	$36,116	$115,478
Basic Earnings Per Share
Income from continuing operations attributable to W. P. Carey	$0.34	$1.21
Income from discontinued operations attributable to W. P. Carey	—	0.08
Net Income Attributable to W. P. Carey	$0.34	$1.29
Diluted Earnings Per Share
Income from continuing operations attributable to W. P. Carey	$0.34	$1.20
Income from discontinued operations attributable to W. P. Carey	—	0.07
Net Income Attributable to W. P. Carey	$0.34	$1.27
Weighted-Average Shares Outstanding
Basic	105,303,679	89,366,055
Diluted	106,109,877	90,375,311
Amounts Attributable to W. P. Carey
Income from continuing operations, net of tax	$36,116	$108,937
Income from discontinued operations, net of tax	—	6,541
Net Income	$36,116	$115,478
Distributions Declared Per Share	$0.9525	$0.8950

See Notes to Consolidated Financial Statements.

                    W. P. Carey 3/31/2015 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Net Income	$38,582	$117,318
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(131,349)	4,545
Realized and unrealized gain (loss) on derivative instruments	26,818	(2,797)
Change in unrealized gain on marketable securities	14	17
	(104,517)	1,765
Comprehensive (Loss) Income	(65,935)	119,083

Amounts Attributable to Noncontrolling Interests
Net income	(2,466)	(1,578)
Foreign currency translation adjustments	5,143	336
Comprehensive loss (income) attributable to noncontrolling interests	2,677	(1,242)
Amounts Attributable to Redeemable Noncontrolling Interest
Net income	—	(262)
Foreign currency translation adjustments	—	6
Comprehensive income attributable to redeemable noncontrolling interest	—	(256)
Comprehensive (Loss) Income Attributable to W. P. Carey	$(63,258)	$117,585

See Notes to Consolidated Financial Statements.

                    W. P. Carey 3/31/2015 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Three Months Ended March 31, 2015
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
			Additional	in Excess of	Deferred	Other		Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	Treasury	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Income (Loss)	Stock	Stockholders	Interests	Total
Balance at January 1, 2015	104,040,653	$105	$4,322,273	$(465,606)	$30,624	$(75,559)	$(60,948)	$3,750,889	$139,846	$3,890,735
Contributions from noncontrolling interests									208	208
Exercise of stock options	3	—	—					—		—
Grants issued in connection with services rendered	279,621	—	(14,533)					(14,533)		(14,533)
Shares issued under share incentive plans	17,146	—	(717)					(717)		(717)
Deferral of vested shares			(24,288)		24,288			—		—
Windfall tax benefits - share incentive plans			5,276					5,276		5,276
Amortization of stock-based compensation expense			7,009					7,009		7,009
Redemption value adjustment			(7,303)					(7,303)		(7,303)
Distributions to noncontrolling interests								—	(2,354)	(2,354)
Distributions declared ($0.9525 per share)			5,064	(108,035)	1,837			(101,134)		(101,134)
Net income				36,116				36,116	2,466	38,582
Other comprehensive income (loss):
Foreign currency translation adjustments						(126,206)		(126,206)	(5,143)	(131,349)
Realized and unrealized gain on derivative instruments						26,818		26,818		26,818
Change in unrealized gain on marketable securities						14		14		14
Balance at March 31, 2015	104,337,423	$105	$4,292,781	$(537,525)	$56,749	$(174,933)	$(60,948)	$3,576,229	$135,023	$3,711,252

                    W. P. Carey 3/31/2015 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
Three Months Ended March 31, 2014
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
			Additional	in Excess of	Deferred	Other		Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	Treasury	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Income (Loss)	Stock	Stockholders	Interests	Total
Balance at January 1, 2014	68,266,570	$69	$2,256,503	$(318,577)	$11,354	$15,336	$(60,270)	$1,904,415	$298,316	$2,202,731
Shares issued to stockholders of CPA®:16 – Global in connection with the CPA®:16 Merger	30,729,878	31	1,815,490					1,815,521		1,815,521
Purchase of the remaining interests in less-than-wholly-owned investments that we already consolidate in connection with the CPA®:16 Merger			(42,015)					(42,015)	(239,562)	(281,577)
Purchase of noncontrolling interests in connection with the CPA®:16 Merger								—	99,469	99,469
Exercise of stock options	2,961		91					91		91
Grants issued in connection with services rendered	352,188		(15,735)					(15,735)		(15,735)
Shares issued under share incentive plans	7,735		(146)					(146)		(146)
Deferral of vested shares			(14,146)		14,146			—		—
Windfall tax benefits - share incentive plans			5,449					5,449		5,449
Amortization of stock-based compensation expense			7,043					7,043		7,043
Redemption value adjustment			306					306		306
Distributions to noncontrolling interests								—	(6,045)	(6,045)
Distributions declared ($0.895 per share)			3,179	(97,114)	3,842			(90,093)		(90,093)
Purchase of treasury stock from related party	(11,037)						(678)	(678)		(678)
Foreign currency translation								—	(7)	(7)
Net income				115,478				115,478	1,578	117,056
Other comprehensive income (loss):
Foreign currency translation adjustments						4,887		4,887	(336)	4,551
Realized and unrealized gain on derivative instruments						(2,797)		(2,797)		(2,797)
Change in unrealized gain on marketable securities						17		17		17
Balance at March 31, 2014	99,348,295	$100	$4,016,019	$(300,213)	$29,342	$17,443	$(60,948)	$3,701,743	$153,413	$3,855,156

See Notes to Consolidated Financial Statements.

                    W. P. Carey 3/31/2015 10-Q – 6

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31, 2015
	2015	2014
Cash Flows — Operating Activities
Net income	$38,582	$117,318
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	66,994	57,557
Straight-line rent and amortization of rent-related intangibles	10,364	10,497
Stock-based compensation expense	7,009	7,043
Realized and unrealized (loss) gain on foreign currency transactions, derivatives, extinguishment of debt and other	(5,941)	718
Management income received in shares of Managed REITs and other	(4,988)	(8,207)
Impairment charges	2,683	—
Gain on sale of real estate	(1,185)	(3,176)
Equity in earnings of equity method investments in the Managed Programs and real estate in excess of distributions received	331	(1,222)
Gain on change in control of interests	—	(105,947)
Amortization of deferred revenue	—	(786)
Changes in assets and liabilities:
Payments for withholding taxes upon delivery of equity-based awards and exercises of stock options	(15,250)	(15,882)
Deferred acquisition revenue received	8,738	6,469
Increase in structuring revenue receivable	(6,645)	(8,121)
Net changes in other operating assets and liabilities	(33,319)	(12,565)
Net Cash Provided by Operating Activities	67,373	43,696
Cash Flows — Investing Activities
Purchases of real estate	(385,603)	(40,986)
Proceeds from sale of real estate	13,119	105,095
Capital expenditures on owned real estate	(10,789)	(2,152)
Proceeds from repayment of note receivable	9,970	—
Change in investing restricted cash	6,852	3,646
Distributions received from equity investments in the Managed Programs and real estate in excess of equity income	1,473	7,970
Capital expenditures on corporate assets	(882)	(3,342)
Other investing activities, net	489	334
Proceeds from repayment of short-term loan to affiliate	—	1,080
Cash acquired in connection with the CPA®:16 Merger	—	65,429
Purchase of securities	—	(7,664)
Cash paid to stockholders of CPA®:16 – Global in the CPA®:16 Merger	—	(1,338)
Capital contributions to equity investments	—	(453)
Net Cash (Used in) Provided by Investing Activities	(365,371)	127,619
Cash Flows — Financing Activities
Proceeds from issuance of Senior Unsecured Notes	1,022,303	498,195
Repayments of Senior Unsecured Credit Facility	(877,685)	(1,280,000)
Proceeds from Senior Unsecured Credit Facility	291,206	901,383
Distributions paid	(99,860)	(68,159)
Scheduled payments of mortgage principal	(18,247)	(16,711)
Payment of financing costs	(10,501)	(11,894)
Proceeds from mortgage financing	8,277	5,110
Windfall tax benefit associated with stock-based compensation awards	5,276	5,449
Distributions paid to noncontrolling interests	(2,354)	(6,131)
Contributions from noncontrolling interests	208	123
Change in financing restricted cash	175	(428)
Prepayments of mortgage principal	—	(116,816)
Proceeds from exercise of stock options	—	91
Purchase of treasury stock from related party	—	(678)
Net Cash Provided by (Used in) Financing Activities	318,798	(90,466)
Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(12,092)	579
Net increase in cash and cash equivalents	8,708	81,428
Cash and cash equivalents, beginning of period	198,683	117,519
Cash and cash equivalents, end of period	$207,391	$198,947

See Notes to Consolidated Financial Statements.

                    W. P. Carey 3/31/2015 10-Q – 7

W. P. CAREY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business and Organization

W. P. Carey Inc., or W. P. Carey, is, together with its consolidated subsidiaries and predecessors, a real estate investment trust, or REIT, that provides long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and manages a global investment portfolio. We invest primarily in commercial properties domestically and internationally. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which generally requires each tenant to pay substantially all of the costs associated with operating and maintaining the property. Through our taxable REIT subsidiaries, or TRSs, we also earn revenue as the advisor to publicly-owned, non-listed REITs, which are sponsored by us under the Corporate Property Associates, or CPA®, brand name that invest in similar properties. At March 31, 2015, we were the advisor to Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global, and Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global. We were also the advisor to Corporate Property Associates 16 – Global Incorporated, or CPA®:16 – Global, until its merger with us on January 31, 2014. We refer to CPA®:16 – Global, CPA®:17 – Global and CPA®:18 – Global together as the CPA® REITs. At March 31, 2015, we were also the advisor to Carey Watermark Investors Incorporated, or CWI (and also referred to as CWI 1), and Carey Watermark Investors 2 Incorporated, or CWI 2, two publicly-owned, non-listed REITs that invest in lodging and lodging-related properties. We refer to CWI, together with the CPA® REITs, as the Managed REITs (Note 4). We also have invested in Carey Credit Income Fund, or CCIF, a newly formed business development company, or BDC (Note 7), with a third-party investment partner.

In September 2014, two feeder funds, which are also BDCs, each filed registration statements on Form N-2 with the SEC to sell up to 50,000,000 shares and 21,000,000 shares, respectively, of their beneficial interests in initial public offerings, with the proceeds to be invested in shares of CCIF. We serve as the advisor to CCIF. We refer to CCIF and the two feeder funds collectively as the Managed BDCs and, together with the Managed REITs, as the Managed Programs. As of the date of this Report, the registration statements, as amended, have not been declared effective by the SEC and there can be no assurance as to whether or when such offerings would be commenced.

Originally founded in 1973, we reorganized as a REIT in September 2012 in connection with our merger with Corporate Property Associates 15 Incorporated, or CPA®:15. We refer to that merger as the CPA®:15 Merger. Our shares of common stock are listed on the New York Stock Exchange under the symbol “WPC.”

On January 31, 2014, CPA®:16 – Global merged with and into us based on a merger agreement, dated as of July 25, 2013 (Note 3). We refer to that merger as the CPA®:16 Merger.

We have elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code. As a REIT, we are not generally subject to United States federal income taxation other than from our TRSs as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We hold all of our real estate assets attributable to our Real Estate Ownership segment under the REIT structure, while the activities conducted by our Investment Management segment subsidiaries have been organized under TRSs.

Reportable Segments

Real Estate Ownership — We own and invest in commercial properties principally in the United States, Europe, and Asia that are then leased to companies, primarily on a triple-net lease basis. We have also invested in several operating properties, such as lodging and self-storage properties. We earn lease revenues from our wholly-owned and co-owned real estate investments that we control. In addition, we generate equity income through co-owned real estate investments that we do not control and through our ownership of shares of the Managed REITs (Note 7). Through our special member interests in the operating partnerships of the Managed REITs, we also participate in their cash flows (Note 4). At March 31, 2015, our owned portfolio was comprised of our full or partial ownership interests in 852 properties, substantially all of which were net leased to 219 tenants, with an occupancy rate of 98.4%, and totaled approximately 89.2 million square feet.

Investment Management — Through our TRSs, we structure and negotiate investments and debt placement transactions for the Managed REITs, for which we earn structuring revenue, and manage their portfolios of real estate investments, for which we earn asset-based management revenue. We earn disposition revenue when we negotiate and structure the sale of properties on behalf of the Managed REITs, and we may also earn incentive revenue and receive other compensation in connection with providing liquidity events for the Managed REITs’ stockholders. Collectively, at March 31, 2015, CPA®:17 – Global and CPA®:18 – Global owned all or a portion of 409 properties, including certain properties in which we have an ownership

                    W. P. Carey 3/31/2015 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

interest. Substantially all of these properties, totaling approximately 45.0 million square feet, were net leased to 183 tenants, with an average occupancy rate of approximately 99.9%. The Managed REITs also had interests in 126 operating properties for an aggregate of approximately13.9 million square feet at March 31, 2015. We have begun to explore alternatives for expanding our investment management operations by raising funds beyond advising the existing Managed REITs. Any such expansion could involve the purchase of properties or other investments as principal, either for our owned portfolio or with the intention of transferring such investments to a newly-created fund, as well as the sponsorship of one or more funds to make investments other than primarily net lease investments, such as CWI, CWI 2 and the BDCs. These new funds could invest primarily in assets other than net-lease real estate and could include funds raised through publicly traded vehicles, either in the United States or internationally.

Note 2. Basis of Presentation

Basis of Presentation

Our interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations, and cash flows in accordance with accounting principles generally accepted in the United States, or GAAP.

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations, and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2014, which are included in the 2014 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

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

At March 31, 2015, we had 18 VIEs. We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Fixed price purchase and renewal options within a lease as well as certain decision-making rights within a loan can cause us to consider an entity a VIE.

Additionally, we own interests in single-tenant, net-leased properties leased to companies through noncontrolling interests in partnerships and limited liability companies that we do not control but over which we exercise significant influence. We account for these investments under the equity method of accounting. At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits. At March 31, 2015, none of our equity investments had carrying values below zero.

                    W. P. Carey 3/31/2015 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

In June 2014, CWI 2 filed a registration statement on Form S-11 with the SEC to sell up to $1.0 billion of common stock in an initial public offering plus up to an additional $400.0 million of its common stock under a dividend reinvestment plan. In January 2015, CWI 2 amended the registration statement to increase the offering size to $1.4 billion of its class A common stock plus up to an additional $600.0 million of its class A common stock through its dividend reinvestment plan. The registration statement was declared effective by the SEC on February 9, 2015. An amended registration statement adding the class T shares was declared effective by the SEC on April 13, 2015, so that the offering amounts noted can be in any combination of class A or class T shares. Through March 31, 2015, the financial activity of CWI 2, which had no significant assets, liabilities, or operations, was included in our consolidated financial statements. On May 15, 2015, upon CWI 2 reaching its minimum offering proceeds and admitting new stockholders, we deconsolidated CWI 2 and began to account for our interests in it under the equity method.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The consolidated financial statements included in this Report have been retrospectively adjusted to reflect the disposition of certain properties as discontinued operations and certain adjustments related to purchase price allocation for all periods presented.

Recent Accounting Requirements

The following Accounting Standards Updates, or ASUs, promulgated by the Financial Accounting Standards Board are applicable to us:

ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30). ASU 2015-03 changes the presentation of debt issuance costs, which are currently recognized as a deferred charge (that is, an asset) and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 does not affect the recognition and measurement guidance for debt issuance costs. ASU 2015-03 is effective for periods beginning after December 15, 2015, early adoption is permitted and retrospective application is required. We are currently evaluating the impact of ASU 2015-03 on our consolidated financial statements

ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, but will apply to reimbursed tenant costs and revenues generated from our operating properties and our Investment Management business. Additionally, this guidance modifies disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In April 2015, the Financial Accounting Standards Board issued a proposed ASU to defer the effective date of ASU 2014-09 by one year. Under the proposal, ASU 2014-09 would be effective beginning in 2018, and early adoption is permitted but not before 2017, the original public company effective date. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

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

                    W. P. Carey 3/31/2015 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

Merger, we waived the subordinated disposition and termination fees that we would have been entitled to receive from CPA®:16 – Global upon its liquidation pursuant to the terms of our advisory agreement with CPA®:16 – Global (Note 4).

Immediately prior to the CPA®:16 Merger, CPA®:16 – Global’s portfolio was comprised of the consolidated full or partial interests in 325 leased properties, substantially all of which were triple-net leased with an average remaining life of 10.4 years and an estimated contractual minimum annualized base rent, or ABR, totaling $300.1 million, and two hotel properties. The related property-level debt was comprised of 92 fixed-rate and 18 variable-rate non-recourse mortgage loans with an aggregate fair value of approximately $1.8 billion and a weighted-average annual interest rate of 5.6% at that date. Additionally, CPA®:16 – Global had a line of credit with an outstanding balance of $170.0 million on the date of the closing of the CPA®:16 Merger. In addition, CPA®:16 – Global had equity interests in 18 unconsolidated investments, 11 of which were consolidated by us prior to the CPA®:16 Merger, five of which were consolidated by us subsequent to the CPA®:16 Merger, and two of which were jointly-owned with CPA®:17 – Global. These investments owned 140 properties, substantially all of which were triple-net leased with an average remaining life of 8.6 years and an estimated ABR totaling $63.9 million, as of January 31, 2014. The debt related to these equity investments was comprised of 17 fixed-rate and five variable-rate non-recourse mortgage loans with an aggregate fair value of approximately $0.3 billion and a weighted-average annual interest rate of 4.8% on January 31, 2014. The lease revenues and income from continuing operations from the properties acquired from the date of the CPA®:16 Merger through March 31, 2014 were $45.8 million and $12.5 million (inclusive of $0.2 million attributable to noncontrolling interests), respectively.

During 2014, we sold all ten of the properties that were classified as held-for-sale upon acquisition in connection with the CPA®:16 Merger (Note 15). The results of operations for all ten of these properties have been included in Income from discontinued operations, net of tax in the consolidated financial statements. In addition, we sold one property subject to a direct financing lease that we acquired in the CPA®:16 Merger. The results of operations for this property have been included in Income from continuing operations before income taxes in the consolidated financial statements.

Purchase Price Allocation

We accounted for the CPA®:16 Merger as a business combination under the acquisition method of accounting. After consideration of all applicable factors pursuant to the business combination accounting rules, we were considered the “accounting acquirer” due to various factors, including the fact that our stockholders held the largest portion of the voting rights in us upon completion of the CPA®:16 Merger. Costs of $30.5 million related to the CPA®:16 Merger were incurred in 2014, of which $29.5 million were incurred and expensed during the three months ended March 31, 2014 and classified within Merger and property acquisition expenses in the consolidated financial statements. In addition, CPA®:16 – Global incurred a total of $10.6 million of merger expenses prior to January 31, 2014.

Equity Investments and Noncontrolling Interests

During the first quarter of 2014, we recognized a gain on change in control of interests of approximately $73.1 million, which was the difference between the carrying value of approximately $274.1 million and the preliminary estimated fair value of approximately $347.2 million of our previously-held equity interest in 38,229,294 shares of CPA®:16 – Global’s common stock. During 2014, we identified certain measurement period adjustments that impacted the provisional accounting, which increased the estimated fair value of our previously-held equity interest in shares of CPA®:16 – Global’s common stock by $2.6 million, resulting in an increase of $2.6 million in Gain on change in control of interests. In accordance with Accounting Standards Codification, or ASC, 805-10-25, we did not record the measurement period adjustments during the periods they occurred. Rather, such amounts are reflected in the financial statements for the three months ended March 31, 2014.

The CPA®:16 Merger also resulted in our acquisition of the remaining interests in nine investments in which we already had a joint interest and accounted for under the equity method. Upon acquiring the remaining interests in these investments, we owned 100% of these investments and thus accounted for the acquisitions of these interests utilizing the purchase method of accounting. Due to the change in control of the nine jointly-owned investments that occurred, we recorded a gain on change in control of interests of approximately $30.2 million during the first quarter of 2014, which was the difference between our carrying values and the estimated fair values of our previously-held equity interests on the acquisition date of approximately $142.5 million and approximately $172.7 million, respectively. Subsequent to the CPA®:16 Merger, we consolidate these wholly-owned investments.

In connection with the CPA®:16 Merger, we also acquired the remaining interests in 12 less-than-wholly-owned investments that we already consolidate and recorded an adjustment to additional paid-in-capital of approximately $42.0 million during the first quarter of 2014 related to the difference between our carrying values and the preliminary estimated fair values of our

                    W. P. Carey 3/31/2015 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

previously-held noncontrolling interests on the acquisition date of approximately $236.8 million and approximately $278.2 million, respectively. During 2014, we identified certain measurement period adjustments that impacted the provisional accounting, which increased the fair value of our previously-held noncontrolling interests on the acquisition date by $0.6 million, resulting in a reduction of $0.6 million to additional paid-in-capital.

Pro Forma Financial Information (Unaudited)

The following unaudited consolidated pro forma financial information has been presented as if the CPA®:16 Merger had occurred on January 1, 2013 for the three months ended March 31, 2014. The pro forma financial information is not necessarily indicative of what the actual results would have been had the CPA®:16 Merger occurred on that date, nor does it purport to represent the results of operations for future periods.

(in thousands, except share and per share amounts):

Three Months Ended March 31, 2014
Pro forma total revenues	$234,125

Pro forma net income from continuing operations, net of tax	$37,940
Pro forma net income attributable to noncontrolling interests	(572)
Pro forma net loss (income) attributable to redeemable noncontrolling interest	(262)
Pro forma net income from continuing operations, net of tax attributable to W. P. Carey (a)	$37,106

Pro forma earnings per share: (a)
Basic	$0.37
Diluted	$0.37

Pro forma weighted-average shares: (b)
Basic	99,724,441
Diluted	100,615,300
___________

(a)
The pro forma income attributable to W. P. Carey for the three months ended March 31, 2014 reflects the following income and expenses recognized related to the CPA®:16 Merger as if the CPA®:16 Merger had taken place on January 1, 2013: (i) combined merger expenses through December 31, 2014; (ii) an aggregate gain on change in control of interests; and (iii) an income tax expense from a permanent difference upon recognition of deferred revenue associated with accelerated vesting of shares previously issued by CPA®:16 – Global for asset management and performance fees in connection with the CPA®:16 Merger.

(b)
The pro forma weighted-average shares outstanding for the three months ended March 31, 2014 were determined as if the 30,729,878 shares of our common stock issued to CPA®:16 – Global stockholders in the CPA®:16 Merger were issued on January 1, 2013.

                    W. P. Carey 3/31/2015 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Agreements and Transactions with Related Parties

Advisory Agreements with the Managed REITs

We have advisory agreements with each of the Managed REITs, pursuant to which we earn fees and are entitled to receive cash distributions. The following tables present a summary of revenue earned and/or cash received from the Managed REITs for the periods indicated, included in the consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2015	2014
Structuring revenue	$21,720	$17,750
Asset management revenue	11,112	9,754
Reimbursable costs from affiliates	9,607	39,732
Distributions of Available Cash	8,806	10,445
Dealer manager fees	1,274	6,676
Incentive, termination and subordinated disposition revenue	203	—
Interest income on deferred acquisition fees and loans to affiliates	153	175
Deferred revenue earned	—	786
	$52,875	$85,318

	Three Months Ended March 31,
	2015	2014
CPA®:16 – Global (a)	$—	7,998
CPA®:17 – Global (b)	21,676	15,828
CPA®:18 – Global (b)	18,940	56,176
CWI (b)	12,259	5,316
	$52,875	$85,318
___________

(a)	The amount shown for the three months ended March 31, 2014 reflects transactions through January 31, 2014, the date of the CPA®:16 Merger.

(b)
The advisory agreements with each of the CPA® REITs are scheduled to expire on December 31, 2015 and the advisory agreement with CWI is scheduled to expire on September 30, 2015 unless otherwise renewed.

The following table presents a summary of amounts included in Due from affiliates (in thousands):

	March 31, 2015	December 31, 2014
Deferred acquisition fees receivable	25,170	$26,913
Asset management fees receivable	5,991	—
Current acquisition fees receivable	6,839	2,463
Reimbursable costs	5,797	301
Accounts receivable	4,982	2,680
Organization and offering costs	2,421	2,120
	$51,200	$34,477

                    W. P. Carey 3/31/2015 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Asset Management Revenue

We earn asset management revenue, from each Managed REIT, based on each REITs Average Invested Assets (as defined in the respective advisory agreements). For CPA®:16 – Global, prior to the CPA®:16 Merger, we earned asset management revenue of 0.5% of average invested assets. For CPA®:17 – Global and CPA®:18 – Global, we earn asset management revenue ranging from 0.5% to 1.75% and 0.5% to 1.5%, respectively, depending on the type of investment and based on the average market value or average equity value, as applicable. For CWI, we earn asset management revenue of 0.5% of the average market value of lodging-related investments.

Through December 31, 2014, under the terms of the respective advisory agreements with the CPA® REITs, we could elect to receive cash or shares of stock for asset management revenue due from each REIT. Effective January 1, 2015, the independent directors of the CPA® REITs have the option to approve, after consultation with us, paying the annual asset management revenue due to us in cash, shares of stock, or a combination of both. In 2014, we elected to receive all asset management revenue from CPA®:17 – Global, CPA®:18 – Global, and CWI in their respective shares. For CPA®:16 – Global, we elected to receive its January 2014 asset management revenue due to us in cash. In 2015, CPA®:17 – Global elected to pay 50% of its asset management fees due to us in cash, with the remaining 50% paid in shares of its common stock, while CPA®:18 – Global elected to pay its asset management fees due to us in shares of its common stock.

Under the terms of the advisory agreement with CWI, we may elect to receive the annual asset management fee in cash or in shares of CWI. For 2015, we elected to receive asset management fees due to us in cash.

Structuring Revenue

Under the terms of the advisory agreements, we earn revenue in connection with structuring and negotiating investments and related financing for the Managed REITs, which we refer to as acquisition revenue. We may receive acquisition revenue of 4.5% of the total aggregate cost of long-term net-lease investments made by each CPA® REIT, of which 2.5% is paid when the transaction is completed, and 2.0% is paid in annual installments over three years, provided the relevant CPA® REIT meets its performance criterion. For certain types of non-long term net-lease investments acquired on behalf of CPA®:17 – Global, initial acquisition revenue may range from 0% to 1.75% of the equity invested plus the related acquisition revenue, with no deferred acquisition revenue being earned. For CWI, we earn initial acquisition revenue of 2.5% of the total investment cost of the properties acquired and loans originated by CWI with no deferred acquisition revenue being earned. Total acquisition revenue from Managed REITs cannot exceed 6.0% of the aggregate contract purchase price of all investments and loans. For CWI, we may also be entitled to fees for structuring loan refinancing transactions of up to 1.0% of the principal amount. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue.

Unpaid deferred acquisition fees, including accrued interest, are included in Due from affiliates in the consolidated financial statements. Unpaid deferred acquisition fees bear interest at annual rates ranging from 2.0% to 5.0%.

Reimbursable Costs from Affiliates and Dealer Manager Fees

The Managed REITs reimburse us for certain costs we incur on their behalf, primarily broker-dealer commissions, marketing costs, an annual distribution and shareholder servicing fee, or Shareholder Servicing Fee, and certain personnel and overhead costs. Personnel and overhead costs are charged to the CPA® REITs based on the average of the trailing 12-month reported revenues of the CPA® REITs, CWI and us. Under the amended and restated advisory agreements for the CPA® REITs, in 2015 and 2016, the amount of personnel costs, excluding costs related to our legal transactions group, allocated to the CPA® REITs is capped at 2.4% and 2.2%, respectively, of pro rata lease revenues for each year. In 2017 and thereafter, the cap decreases to 2.0% of pro rata lease revenues for that year. Costs related to our legal transactions group are based on a schedule of expenses for different types of transactions, including 0.25% of the total investment cost of an acquisition. We allocate personnel and overhead costs to CWI based on the time incurred by our personnel. For 2015, we will receive personnel cost reimbursements from CWI in cash, but for 2014, we agreed to receive such reimbursements from CWI in shares of its common stock.

During CWI’s follow-on offering, which began in December 2013 and terminated in December 2014, we earned a selling commission of $0.70 per share sold and a dealer manager fee of $0.30 per share sold.

For CPA®:18 – Global’s initial public offering which commenced in May 2013 and terminated in April 2015, we received selling commissions, depending on the class of common stock sold, of $0.70 or $0.14 per share sold, and a dealer manager fee of $0.30 or $0.21 per share sold, for its class A common stock and class C common stock, respectively. CPA®:18 – Global completed sales of its class A common stock and class C common stock during June 2014 and April 2015, respectively. We also

                    W. P. Carey 3/31/2015 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

receive a Shareholder Servicing Fee paid in connection with investor purchases of shares of class C common stock. The amount of the Shareholder Servicing Fee is 1% of the purchase price per share (or, once reported, the amount of the estimated NAV per share) for the shares of class C common stock sold in the offering. The Shareholder Servicing Fee is accrued daily and is payable quarterly in arrears. CPA®:18 – Global will cease paying the Shareholder Servicing Fee on the date at which, in the aggregate, underwriting compensation from all sources, including the Shareholder Servicing Fee, any organizational and offering fee paid for underwriting, and underwriting compensation paid by us, equals 10% of the gross proceeds from the initial public offering.

We re-allowed all of the selling commissions and Shareholder Servicing Fees and re-allowed a portion of the dealer manager fees to selected dealers in the offerings for CWI and CPA®:18 – Global. Dealer manager fees that were not re-allowed and Shareholder Servicing Fees were classified as Dealer manager fees in the consolidated financial statements.

Pursuant to its advisory agreement, CWI is obligated to reimburse us for all organization costs and a portion of offering costs incurred in connection with its initial and follow-on public offerings up to a maximum amount (excluding selling commissions and the dealer manager fee) of 2% and 4%, respectively, of the gross proceeds of its offering and distribution reinvestment plan. Through March 31, 2015, we incurred organization and offering costs on behalf of CWI of approximately $13.2 million, which CWI is obligated to reimburse us, and $12.9 million had been reimbursed as of March 31, 2015.

Pursuant to its advisory agreement, CPA®:18 – Global is obligated to reimburse us for all organization costs and a portion of offering costs incurred in connection with its initial public offering. CPA®:18 – Global is obligated to reimburse us up to 1.5% of the gross proceeds within 60 days after the end of the quarter in which the offering terminates. Through March 31, 2015, we incurred organization and offering costs on behalf of CPA®:18 – Global of approximately $8.5 million, and based on total funds raised, the entire amount is expected to be reimbursed by CPA®:18 – Global. As of March 31, 2015, $8.3 million had been reimbursed.

Distributions of Available Cash and Deferred Revenue Earned

We are entitled to receive distributions of up to 10% of the Available Cash (as defined in the respective advisory agreements) from the operating partnerships of each of the Managed REITs, as defined in their respective operating partnership agreements. In May 2011, we acquired a special member interest, or the Special Member Interest, in CPA®:16 – Global’s operating partnership. We initially recorded this Special Member Interest at its fair value, and amortized it into earnings through the date of the CPA®:16 Merger. Cash distributions of our proportionate share of earnings from the Managed REITs’ operating partnerships as well as deferred revenue earned from our Special Member Interest in CPA®:16 – Global’s operating partnership are recorded as Equity in earnings of equity method investments in real estate and the Managed REITs within the Real Estate Ownership segment.

CWI 2

On February 9, 2015, we entered into an advisory agreement with CWI 2 whereby we perform various services, including but not limited to the day-to-day management of CWI 2 and transaction-related services. We also entered into a dealer manager agreement with CWI 2 to manage its public offering of common stock. As of March 31, 2015, we had not earned any income from CWI 2 because CWI 2 had not acquired any properties and had not reached its minimum offering proceeds to admit stockholders.

                    W. P. Carey 3/31/2015 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

Other Transactions with Affiliates

Loans to Managed REITs

During 2015 and 2014, our board of directors approved unsecured loans from us to CPA®:17 – Global of up to $75.0 million, CPA®:18 – Global of up to $100.0 million and to CWI and CWI 2 of up to $110.0 million in the aggregate, with each loan at a rate equal to the rate at which we are able to borrow funds under our senior credit facility (Note 11), for the purpose of facilitating acquisitions approved by their respective investment committees, that they would not otherwise have sufficient available funds to complete, with any loans to be made solely at our Management’s discretion. In April and May 2015 we made loans to CWI 2 of $37.2 million and $65.3 million, respectively, in order to facilitate two acquisitions and an anticipated acquisition by CWI 2. The loans mature in March 2016 and December 2015, respectively and each loan bears interest at LIBOR plus 1.1%. On June 25, 2014, in order to facilitate an acquisition by CWI, we made an $11.0 million loan to CWI, with an annual interest rate of London Interbank Offered Rate, or LIBOR, plus 1.1% and a scheduled maturity date of June 30, 2015. The loan, including accrued interest, was repaid in full prior to maturity on July 22, 2014.

Treasury Stock

In February 2014, we repurchased 11,037 shares of our common stock for $0.7 million in cash from the former independent directors of CPA®:16 – Global at a price per share equal to the volume weighted-average trading price of our stock utilized in the CPA®:16 Merger. These shares were issued to them as their portion of the Merger Consideration in exchange for their shares of CPA®:16 – Global common stock (Note 3) and were repurchased by agreement in order to satisfy the independence requirements set forth in the organizational documents of the remaining CPA® REITs, for which these individuals also serve as independent directors.

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

Note 5. Net Investments in Properties

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, and real estate under construction, is summarized as follows (in thousands):

	March 31, 2015	December 31, 2014
Land	$1,155,190	$1,146,704
Buildings	3,965,923	3,829,981
Real estate under construction	38,026	29,997
Less: Accumulated depreciation	(281,041)	(253,627)
	$4,878,098	$4,753,055

During the three months ended March 31, 2015, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro at March 31, 2015 decreased by 11.5% to $1.0759 from $1.2156 at December 31, 2014. The impact of this strengthening was a $190.3 million decrease in the carrying value of Real estate from December 31, 2014 to March 31, 2015.

                    W. P. Carey 3/31/2015 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Acquisitions of Real Estate

During the three months ended March 31, 2015, we entered into the following investments, which were deemed to be business combinations because we assumed the existing leases on the properties, for which the sellers were not the lessees, at a total cost of $388.3 million, including land of $66.4 million, buildings of $264.3 million, and net lease intangibles of $57.6 million (Note 8):

•	an investment of $345.9 million for 73 auto dealership properties in various locations in the United Kingdom on January 28, 2015; and

•	an investment of $42.4 million for a logistics facility in Rotterdam, the Netherlands on February 11, 2015.

In connection with these transactions, we also expensed acquisition-related costs totaling $5.9 million, which are included in Merger and property acquisition expenses in the consolidated financial statements. Dollar amounts are based on the exchange rates of the foreign currencies on the dates of acquisitions.

Operating Real Estate

Operating real estate, which consists of our investments in two hotels and two self-storage properties, at cost, is summarized as follows (in thousands):

	March 31, 2015	December 31, 2014
Land	$7,074	$7,074
Buildings	77,841	77,811
Less: Accumulated depreciation	(5,912)	(4,866)
	$79,003	$80,019

Assets Held for Sale

Below is a summary of our properties held for sale (in thousands):

	March 31, 2015	December 31, 2014
Real estate, net	$—	$5,969
Above-market rent intangible assets, net	—	838
In-place lease intangible assets, net	—	448
Assets held for sale	$—	$7,255

At December 31, 2014, we had four properties classified as Assets held for sale, all of which were sold during the three months ended March 31, 2015.

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

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	March 31, 2015	December 31, 2014
Minimum lease payments receivable	$847,087	$904,788
Unguaranteed residual value	769,425	818,334
	1,616,512	1,723,122
Less: unearned income	(849,592)	(906,896)
	$766,920	$816,226

Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $18.8 million and $17.2 million for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro at March 31, 2015 decreased by 11.5% to $1.0759 from $1.2156 at December 31, 2014. The impact of this strengthening was a $47.4 million decrease in the carrying value of Net investments in direct financing leases from December 31, 2014 to March 31, 2015. During the three months ended March 31, 2014, we reclassified a property with a carrying value of $6.2 million from Net investments in direct financing leases to Real estate (Note 5), in connection with the restructuring of the underlying lease.

At both March 31, 2015 and December 31, 2014, Other assets, net included $1.4 million of accounts receivable related to amounts billed under these direct financing leases.

Notes Receivable

At March 31, 2015, our note receivable, which was included in Other assets, net in the consolidated financial statements, consisted of a note with an outstanding balance of $10.8 million, representing the expected future payments under a sales type lease.

In February 2015, our B-note, which we acquired in the CPA®:16 Merger and which had an outstanding balance of $10.0 million, was repaid in full.

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

                    W. P. Carey 3/31/2015 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. At both March 31, 2015 and December 31, 2014, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Other than the lease restructurings noted under “Net Investment in Direct Financing Leases” above, there were no modifications of finance receivables during the three months ended March 31, 2015 or the year ended December 31, 2014. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the first quarter of 2015. We believe the credit quality of our deferred acquisition fees receivable falls under category one, as the CPA® REITs are expected to have the available cash to make such payments.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
1	3	3	$134,071	$79,343
2	3	4	27,217	37,318
3	22	22	497,960	592,631
4	7	7	118,490	127,782
5	—	—	—	—
			$777,738	$837,074

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

The following table presents Equity in earnings of equity method investments in the Managed Programs and real estate, which represents our proportionate share of the income or losses of these investments as well as certain adjustments related to other-than-temporary impairment charges and amortization of basis differences related to purchase accounting adjustments (in thousands):

	Three Months Ended March 31,
	2015	2014
Proportionate share of earnings from equity investments in the Managed Programs	$307	$782
Amortization of basis differences on equity investments in the Managed Programs	(295)	(390)
Other-than-temporary impairment charges on the Special Member Interest in CPA®:16 – Global’s operating partnership	—	(735)
Distributions of Available Cash (Note 4)	8,806	10,445
Deferred revenue earned (Note 4)	—	786
Total equity earnings from the Managed Programs	8,818	10,888
Equity earnings from other equity investments	3,816	3,956
Amortization of basis differences on other equity investments	(911)	(582)
Equity in earnings of equity method investments in the Managed Programs and real estate	$11,723	$14,262

                    W. P. Carey 3/31/2015 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

Managed Programs

We own interests in the Managed Programs and account for these interests under the equity method, because, as their advisor and through our ownership of their common stock, we do not exert control over, but we do have the ability to exercise significant influence on, the Managed Programs.

The following table sets forth certain information about our investments in the Managed Programs (dollars in thousands):

	% of Outstanding Shares Owned at		Carrying Amount of Investment at
Fund	March 31, 2015	December 31, 2014	March 31, 2015 (a) (b)	December 31, 2014 (a) (b)
CPA®:17 – Global (c)	2.795%	2.676%	$81,589	$79,429
CPA®:17 – Global operating partnership (d)	0.009%	0.009%	—	—
CPA®:18 – Global	0.302%	0.221%	4,061	2,784
CPA®:18 – Global operating partnership (e)	0.034%	0.034%	223	209
CWI	1.155%	1.088%	13,326	13,940
CWI operating partnership (f)	0.015%	0.015%	—	—
Carey Credit Income Fund (g)	50.000%	50.000%	24,993	25,000
			$124,192	$121,362
___________

(a)
Includes asset management fees receivable, for which 125,774 shares and 48,799 class A shares of common stock of CPA®:17 – Global and CPA®:18 – Global, respectively, were issued during the second quarter of 2015.

(b)	At March 31, 2015 and December 31, 2014, the aggregate unamortized basis differences on our equity investments in the Managed Programs were $21.4 million and $20.2 million, respectively.

(c)	We received distributions of $1.4 million and $1.0 million from this affiliate during the three months ended March 31, 2015 and 2014, respectively.

(d)	We received distributions of $6.1 million and $4.7 million from this affiliate during the three months ended March 31, 2015 and 2014, respectively.

(e)	We received distributions of $0.9 million and $0.1 million from this affiliate during the three months ended March 31, 2015 and 2014, respectively.

(f)	We received distributions of $1.8 million and $0.9 million from this affiliate during the three months ended March 31, 2015 and 2014, respectively.

(g)	As of March 31, 2015, CCIF has not yet admitted any additional shareholders other than our joint venture partner.

The following tables present estimated combined summarized financial information for the Managed Programs. Amounts provided are expected total amounts attributable to the Managed Programs and do not represent our proportionate share (in thousands):

	March 31, 2015	December 31, 2014
Real estate, net	$5,739,527	$5,969,011
Other assets	2,644,280	2,293,065
Total assets	8,383,807	8,262,076
Debt	(3,527,119)	(3,387,795)
Accounts payable, accrued expenses and other liabilities	(532,209)	(496,857)
Total liabilities	(4,059,328)	(3,884,652)
Noncontrolling interests	(160,586)	(170,249)
Stockholders’ equity	$4,163,893	$4,207,175

                    W. P. Carey 3/31/2015 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues	235,710	$193,830
Expenses	(233,363)	(189,055)
Income from continuing operations	$2,347	$4,775
Net loss attributable to the Managed Programs (a) (b)	$(9,082)	$(3,015)
___________

(a)
Inclusive of impairment charges recognized by the Managed Programs totaling $0.6 million during the three months ended March 31, 2015. These impairment charges reduced our income earned from these investments by less than $0.1 million during the three months ended March 31, 2015. There were no such impairment charges recognized by the Managed Programs during the three months ended March 31, 2014.

(b)
Amounts included net gains on sale of real estate recorded by the Managed Programs totaling $2.2 million for the three months ended March 31, 2015. There were no such gains recognized by the Managed Programs during the three months ended March 31, 2014.

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

The following table sets forth our ownership interests in our equity investments in real estate, excluding the Managed Programs, and their respective carrying values (dollars in thousands):

		Ownership Interest at	Carrying Value at
Lessee	Co-owner(s)	March 31, 2015	March 31, 2015	December 31, 2014
Existing Equity Investments (a) (b)
C1000 Logistiek Vastgoed B.V. (c)	CPA®:17 – Global	15%	$9,429	$11,192
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH	CPA®:17 – Global	33%	6,192	6,949
Wanbishi Archives Co. Ltd.	CPA®:17 – Global	3%	344	341
			15,965	18,482
Equity Investments Acquired in the CPA®:16 Merger
The New York Times Company	CPA®:17 – Global	45%	72,208	72,476
Frontier Spinning Mills, Inc.	CPA®:17 – Global	40%	15,639	15,609
Actebis Peacock GmbH (a)	CPA®:17 – Global	30%	5,979	6,369
			93,826	94,454
Recently Acquired Equity Investment
Beach House JV, LLC (d)	Third Party	N/A(d)	15,105	15,105
			$124,896	$128,041
___________

(a)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the foreign currency.

(b)	Represents equity investments we acquired prior to January 1, 2014.

(c)
This investment represents a tenancy-in-common interest, whereby the property is encumbered by the debt for which we are jointly and severally liable. For this investment, the co-obligor is CPA®:17 – Global and the amount due under the arrangement was approximately $72.8 million at March 31, 2015. Of this amount, $10.9 million represents the amount we agreed to pay and is included within the carrying value of the investment at March 31, 2015.

                    W. P. Carey 3/31/2015 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

(d)
In March 2014, we received a preferred equity position in Beach House JV, LLC, as part of the sale of the Soho House investment. During the three months ended March 31, 2015, we recognized $0.3 million of income and distribution related to this investment, which is included in Equity in earnings of equity method investments in the Managed Programs and real estate in the consolidated financial statements.

We received aggregate distributions of $3.1 million and $2.3 million from our other unconsolidated real estate investments for the three months ended March 31, 2015 and 2014, respectively. At both March 31, 2015 and December 31, 2014, the aggregate unamortized basis differences on our unconsolidated real estate investments were $5.8 million.

Note 8. Goodwill and Other Intangibles

In connection with our acquisitions of properties, we have recorded net lease intangibles that are being amortized over periods ranging from one year to 40 years. In addition, we have several ground lease intangibles that are being amortized over periods of up to 250 years. Intangibles relating to in-place lease and tenant relationship, and above-market rent are included in In-place lease and tenant relationship intangible assets, net and Above-market rent intangible assets, net, respectively, in the consolidated financial statements. Below-market ground lease (as lessee), trade name, management contracts, and software license intangibles are included in Other assets, net in the consolidated financial statements. Below-market rent, above-market ground lease (as lessee), and below-market purchase option intangibles are included in Below-market rent and other intangible liabilities, net in the consolidated financial statements.

In connection with our investment activity during the three months ended March 31, 2015, we recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
In-place lease	13.9	$39,855
Above-market rent	15.3	17,318
Below-market ground lease	223.4	6,963
		$64,136

Amortizable Intangible Liabilities
Below-market rent	14.6	(6,492)
		$(6,492)

The following table presents a reconciliation of our goodwill (in thousands):

	Real Estate Ownership	Investment Management	Total
Balance at January 1, 2015	$628,808	$63,607	$692,415
Allocation of goodwill to the cost basis of properties sold or classified as held-for-sale	(303)	—	(303)
Foreign currency translation adjustments and other	(9,489)	—	(9,489)
Balance at March 31, 2015	$619,016	$63,607	$682,623

                    W. P. Carey 3/31/2015 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Management contracts	$32,765	$(32,765)	$—	$32,765	$(32,765)	$—
Internal-use software development costs	18,044	(617)	17,427	17,584	(26)	17,558
	50,809	(33,382)	17,427	50,349	(32,791)	17,558
Lease Intangibles:
In-place lease and tenant relationship	1,166,486	(213,028)	953,458	1,185,692	(191,873)	993,819
Above-market rent	641,401	(130,715)	510,686	639,370	(116,573)	522,797
Below-market ground lease	22,825	(512)	22,313	17,771	(435)	17,336
	1,830,712	(344,255)	1,486,457	1,842,833	(308,881)	1,533,952
Unamortizable Goodwill and Indefinite-Lived Intangible Assets
Goodwill	682,623	—	682,623	692,415	—	692,415
Trade name	3,975	—	3,975	3,975	—	3,975
	686,598	—	686,598	696,390	—	696,390
Total intangible assets	$2,568,119	$(377,637)	$2,190,482	$2,589,572	$(341,672)	$2,247,900

Amortizable Intangible Liabilities
Below-market rent	$(171,535)	$25,855	$(145,680)	$(169,231)	$23,039	$(146,192)
Above-market ground lease	(13,026)	1,291	(11,735)	(13,311)	1,144	(12,167)
	(184,561)	27,146	(157,415)	(182,542)	24,183	(158,359)
Unamortizable Intangible Liabilities
Below-market purchase option	(16,711)	—	(16,711)	(16,711)	—	(16,711)
Total intangible liabilities	$(201,272)	$27,146	$(174,126)	$(199,253)	$24,183	$(175,070)

Net amortization of intangibles, including the effect of foreign currency translation, was $44.0 million and $39.8 million for the three months ended March 31, 2015 and 2014, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues; amortization of management contracts, in-place lease and tenant relationship intangibles is included in Depreciation and amortization; and amortization of above-market ground lease and below-market ground lease intangibles is included in Property expenses.

Based on the intangible assets and liabilities recorded at March 31, 2015, scheduled annual net amortization of intangibles for the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter is as follows (in thousands):

Years Ending December 31,	Net Decrease in Lease Revenues	Increase to Amortization/ Property Expenses	Net
2015 (remainder)	$39,969	$84,187	$124,156
2016	51,797	110,196	161,993
2017	49,014	106,368	155,382
2018	45,788	96,801	142,589
2019	41,985	91,783	133,768
Thereafter	136,453	492,128	628,581
Total	$365,006	$981,463	$1,346,469

                    W. P. Carey 3/31/2015 10-Q – 22

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

Derivative Assets — Our derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of interest rate caps, interest rate swaps, stock warrants, foreign currency forward contracts and foreign currency collars (Note 10). The interest rate caps, interest rate swaps and foreign currency forward contracts were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. The stock warrants were measured at fair value using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3 because these assets are not traded in an active market.

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

Redeemable Noncontrolling Interest — We account for the noncontrolling interest in W. P. Carey International, LLC, or WPCI, held by a third party as a redeemable noncontrolling interest (Note 13). We determined the valuation of redeemable noncontrolling interest using widely accepted valuation techniques, including comparable transaction analysis, comparable public company analysis and discounted cash flow analysis. We classified this liability as Level 3. At March 31, 2015, unobservable inputs for determining the estimated fair value of WPCI included, but were not limited to, a discount for lack of marketability, a discount rate, revenue,  EBITDA (including normalized and run-rate EBITDA), and termination multiples with weighted-average ranges, across all valuation techniques utilized, as applicable, of 10% - 20%, 14% - 16%, 1.1x - 8.8, 3.2x - 18.8x and 5.5x - 7.5x, respectively. Significant increases or decreases in any one of these inputs in isolation would result in significant changes in the fair value measurement.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during either the three months ended March 31, 2015 or 2014.

                    W. P. Carey 3/31/2015 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		March 31, 2015		December 31, 2014
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt (a)	3	$2,420,620	$2,469,545	$2,532,683	$2,574,437
Senior Unsecured Notes (b)	2	1,479,473	1,506,779	498,345	527,029
Senior Unsecured Credit Facility (c) (d)	2	436,131	436,132	1,057,518	1,057,519
Deferred acquisition fees receivable (f)	3	25,170	25,835	26,913	28,027
Notes receivable (a) (e)	3	10,816	9,764	20,848	19,604
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

(b)	We determined the estimated fair value of the Senior Unsecured Notes (Note 11) using quoted market prices in an open market with limited trading volume.

(c)
We determined the estimated fair value of our Senior Unsecured Credit Facility (Note 11) using a discounted cash flow model with rates that take into account the market-based credit spread and our credit rating.

(d)	In January 2015, we utilized the proceeds of our offerings of the 2.0% Senior Euro Notes and 4.0% Senior Notes to pay down a portion of the amount outstanding under the Revolver (Note 11).

(e)	Our B-note was repaid in full in February 2015 (Note 6).

(f)
We determined the estimated fair value of our deferred acquisition fees receivable based on an estimate of discounted cash flows using two significant unobservable inputs, which are the leverage adjusted unsecured spread and an illiquidity adjustment with a weighted-average range of 107 - 355 basis points and 50 - 100 basis points, respectively, at March 31, 2015. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both March 31, 2015 and December 31, 2014.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

For investments in real estate held for use for which an impairment indicator is identified, we follow a two-step process to determine whether the investment is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the future undiscounted net cash flows that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. If this amount is less than the carrying value, the property’s asset group is considered to be not recoverable. We then measure the impairment charge as the excess of the carrying value of the property’s asset group over the estimated fair value of the property’s asset group, which is primarily determined using market information such as recent comparable sales, broker quotes or third-party appraisals. If relevant market information is not available or is not deemed appropriate, we perform a future net cash flow analysis, discounted for inherent risk associated with each investment. We determined that the significant inputs used to value these investments fall within Level 3 for fair value reporting. As a result of our assessments, we calculated impairment charges based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.

                    W. P. Carey 3/31/2015 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

The following table presents information about our other assets that were measured at fair value on a non-recurring basis (in thousands):

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges
Real estate	$5,294	$2,683	$—	$—
Equity investments in real estate	—	—	—	735
		$2,683		$735

Impairment charges, and their related triggering events and fair value measurements, recognized during the three months ended March 31, 2015 and 2014 were as follows:

Real Estate

During the three months ended March 31, 2015, we recognized impairment charges totaling $2.7 million on two properties in order to reduce the carrying values of the properties to their estimated fair values.

Equity Investments in Real Estate

During the three months ended March 31, 2014, we recognized other-than-temporary impairment charges of $0.7 million on the Special Member Interest in CPA®:16 – Global’s operating partnership to reduce its carrying value to its estimated fair value, which had declined. The fair value was obtained by estimating discounted cash flows using two significant unobservable inputs, which are the discount rate and the estimated general and administrative costs as a percentage of assets under management with a weighted-average range of 12.75% - 15.75% and 35 - 45 basis points, respectively.

Note 10. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are four main components of economic risk that impact us: interest rate risk, credit risk, market risk, and foreign currency risk. We are primarily subject to interest rate risk on our interest-bearing liabilities, including the Senior Unsecured Credit Facility (Note 11), at March 31, 2015. Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, as well as changes in the value of our other securities and the shares we hold in the Managed REITs due to changes in interest rates or other market factors. We own investments in the European Union, Asia and Australia and are subject to the risks associated with changing foreign currency exchange rates.

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

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated, and that qualified, as a cash flow hedge, the effective portion of the change in fair value

                    W. P. Carey 3/31/2015 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

of the derivative is recognized in Other comprehensive (loss) income until the hedged item is recognized in earnings. For a derivative designated, and that qualified, as a net investment hedge, the effective portion of the change in the fair value and/or the net settlement of the derivative is reported in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. Amounts are reclassified out of Other comprehensive (loss) income into earnings when the hedged investment is either sold or substantially liquidated. That portion not deemed to be effective is considered the ineffective portion of a derivative’s change in fair value and is immediately recognized in earnings.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Interest rate cap	Other assets, net	$—	$3	$—	$—
Interest rate swaps	Other assets, net	—	285	—	—
Foreign currency forward contracts	Other assets, net	41,777	16,307	—	—
Foreign currency collars	Other assets, net	6,050	—		—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(6,214)	(5,660)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	3,417	3,753	—	—
Interest rate swaps (a)	Other assets, net	3	—	—	—
Interest rate swaps (a)	Accounts payable, accrued expenses and other liabilities	—	—	(5,679)	(7,496)
Total derivatives		$51,247	$20,348	$(11,893)	$(13,156)
__________

(a)	These interest rate swaps do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the underlying variable-rate debt.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both March 31, 2015 and December 31, 2014, no cash collateral had been posted nor received for any of our derivative positions.

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive (Loss) Income on Derivatives (Effective Portion) (a)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2015	2014
Interest rate swaps	$(1,182)	$(186)
Interest rate caps	(1)	(17)
Foreign currency forward contracts	21,590	(2,664)
Foreign currency collars	6,110	—
Derivatives in Net Investment Hedging Relationships (b)
Foreign currency forward contracts	3,657	—
Total	$30,174	$(2,867)

                    W. P. Carey 3/31/2015 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

		Amount of (Loss) Gain Reclassified from Other Comprehensive (Loss) Income on Derivatives (Effective Portion) (c)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2015	2014
Interest rate swaps and caps	Interest expense	$(608)	$(701)
Foreign currency forward contracts	Other income and (expenses)	1,853	(384)
Total		$1,245	$(1,085)
__________

(a)	Excludes net gains recognized on unconsolidated jointly-owned investments of $0.4 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively.

(b)
The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive (loss) income until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

(c)
Excludes net gains recognized on unconsolidated jointly-owned investments of $0.1 million for the three months ended March 31, 2014. There were no such gains or losses recognized for the three months ended March 31, 2015.

Amounts reported in Other comprehensive (loss) income related to interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive (loss) income related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. At March 31, 2015, we estimate that an additional $2.2 million and $9.1 million will be reclassified as interest expense and other income, respectively, during the next 12 months.

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2015	2014
Interest rate swaps	Other income and (expenses)	$973	$478
Foreign currency collars	Other income and (expenses)	362	—
Stock warrants	Other income and (expenses)	(335)	—
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps (a)	Interest expense	148	—
Foreign currency collars	Other income and (expenses)	12	—
Foreign currency forward contracts	Other income and (expenses)	5	—
Total		$1,165	$478
__________

(a)	Relates to the ineffective portion of the hedging relationship.

See below for information on our purposes for entering into derivative instruments and for information on derivative instruments owned by unconsolidated investments, which are excluded from the tables above.

Interest Rate Swaps and Cap

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate, non-recourse mortgage loans and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of the loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The face amount on which the swaps are based is not exchanged. Interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.

                    W. P. Carey 3/31/2015 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)

The interest rate swaps and cap that we had outstanding on our consolidated subsidiaries at March 31, 2015 are summarized as follows (currency in thousands):

	Number of Instruments	Notional Amount		Fair Value at March 31, 2015 (a)
Interest Rate Derivatives
Designated as Cash Flow Hedging Instruments
Interest rate swaps	13	125,090	USD	$(5,439)
Interest rate swaps	1	6,085	EUR	(775)
Interest rate cap (b)	1	44,792	EUR	—
Not Designated as Cash Flow Hedging Instruments
Interest rate swaps (c)	3	106,753	EUR	(5,679)
Interest rate swaps (c)	1	3,224	USD	3
				$(11,890)
__________

(a)	Fair value amounts are based on the exchange rate of the euro at March 31, 2015, as applicable.

(b)	The applicable interest rate of the related debt was 1.0%, which were below the strike prices of the caps of 3.0% at March 31, 2015.

(c)	These interest rate swaps do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the underlying variable-rate debt.

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

In order to hedge certain of our foreign currency cash flow exposures, we enter into foreign currency forward contracts and collars. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices.

The following table presents the foreign currency derivative contracts we had outstanding at March 31, 2015, which were designated as cash flow hedges (currency in thousands):

	Number of Instruments	Notional Amount		Fair Value at March 31, 2015 (a)
Foreign Currency Derivatives
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	64	149,058	EUR	$32,771
Foreign currency forward contracts	15	8,020	GBP	646
Foreign currency forward contracts	19	23,902	AUD	2,138
Foreign currency collars	19	83,125	EUR	5,416
Foreign currency collars	7	12,250	GBP	634
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	5	84,522	AUD	6,222
				$47,827
__________

(a)	Fair value amounts are based on the applicable exchange rate of the foreign currency at March 31, 2015.

                    W. P. Carey 3/31/2015 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of March 31, 2015. At March 31, 2015, our total credit exposure and the maximum exposure to any single counterparty was $42.7 million and $24.9 million, respectively.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At March 31, 2015, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $13.0 million and $14.2 million at March 31, 2015 and December 31, 2014, respectively, which included accrued interest and any adjustment for nonperformance risk. If we had breached any of these provisions at March 31, 2015 or December 31, 2014, we could have been required to settle our obligations under these agreements at their aggregate termination value of $13.3 million and $14.5 million, respectively.

Net Investment Hedges

At March 31, 2015 and December 31, 2014, the amounts borrowed in euro outstanding under the Revolver were €173.0 million and €450.0 million, respectively, and the amounts borrowed in British pounds were none and £40.0 million, respectively (Note 11). Additionally, we have issued senior notes denominated in euro with a principal amount of €500.0 million (Note 11). These borrowings are designated as, and are effective as, economic hedges of our net investments in foreign entities. Variability in the exchange rates of the foreign currencies with respect to the U.S. dollar impacts our financial results as the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of changes in the foreign currencies to U.S. dollar exchange rates being recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. As a result, the borrowings in euro and British pounds sterling under the Revolver are recorded at cost in the consolidated financial statements and all changes in the value related to changes in the spot rates will be reported in the same manner as a translation adjustment, which is recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment.

At March 31, 2015, we had foreign currency forward contracts that were designated as net investment hedges, as discussed in “Derivative Financial Instruments” above.

Note 11. Debt

Senior Unsecured Credit Facility

At December 31, 2014, we had a senior credit facility that provided for a $1.0 billion unsecured revolving credit facility, or the Revolver, and a $250.0 million term loan facility, or the Term Loan Facility, which we refer to collectively as the Senior Unsecured Credit Facility. The Revolver matures in 2018 but may be extended by one year at our option, subject to the conditions provided in the Second Amended and Restated Credit Agreement. The Term Loan Facility matures in 2016, but we have two options to extend the maturity by another year. At our election, the principal amount available under the Senior Unsecured Credit Facility may be increased by up to an additional $500.0 million and allocated as an increase to the Revolver and/or the Term Loan Facility, in each case subject to the conditions to increase provided in the Second Amended and Restated Credit Agreement, which we refer to as the Accordion Feature. At December 31 2014, the Senior Unsecured Credit Facility also permitted (i) up to $500.0 million under the Revolver to be borrowed in certain currencies other than the U.S. dollar, (ii) swing line loans of up to $50.0 million under the Revolver, and (iii) the issuance of letters of credit under the Revolver in an aggregate amount not to exceed $50.0 million. The Senior Unsecured Credit Facility is being used for working capital needs, to refinance our existing indebtedness, for new investments and for other general corporate purposes.

On January 15, 2015, we exercised the Accordion Feature, increasing the maximum borrowing capacity of the Revolver from $1.0 billion to $1.5 billion. We also amended the Senior Unsecured Credit Facility as follows: (i) established a new $500.0 million accordion feature that, if exercised, would increase our maximum borrowing capacity under the Revolver to $2.0 billion and under the Senior Unsecured Credit Facility in the aggregate to $2.25 billion, and (ii) increased the amount under the Revolver that may be borrowed in certain currencies other than the U.S. dollar to the equivalent of $750.0 million from $500.0 million. All other existing terms of the Senior Unsecured Credit Facility remain unchanged. In connection with the exercise of the Accordion Feature and the amendment of the Senior Unsecured Credit Facility in 2015, we incurred financing costs totaling $3.1 million, which are included in Other assets, net in the consolidated financial statements, and are being amortized to Interest expense over the remaining terms of the facilities.

                    W. P. Carey 3/31/2015 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2015, the outstanding balance under the Senior Unsecured Credit Facility was $436.1 million, including the $250.0 million drawn under the Term Loan Facility and the equivalent of $186.1 million borrowed under the Revolver in euro. In addition, as of March 31, 2015, our lenders had issued letters of credit totaling $1.1 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under the Revolver by the same amount. At March 31, 2015, our Revolver had unused capacity of $1.3 billion, excluding amounts reserved for outstanding letters of credit. Based on our credit rating of BBB/Baa2 during the three months ended March 31, 2015, we incurred interest at LIBOR plus 1.10% on the Revolver and at LIBOR plus 1.25% on the Term Loan Facility. We also incurred a facility fee of 0.20% of the total commitment on the Revolver during the three months ended March 31, 2015.

Senior Unsecured Notes

Since January1, 2014, we have issued senior unsecured notes in three separate registered public offerings for an aggregate carrying amount of $1.5 billion, collectively the Senior Unsecured Notes. Interest on the Senior Unsecured Notes is payable in arrears, annually for foreign notes and semi-annually for domestic notes. The Senior Unsecured Notes can be redeemed at par within three months of maturity, or we can call the notes at any time for the principal, accrued interest and a make-whole amount based upon a rate of the applicable government bond yield plus 30 basis points for the 2.0% Senior Euro Notes and the 4.6% Senior Notes, and 35 basis points for the 4.0% Senior Notes. The following table presents a summary of our Senior Unsecured Notes (dollars in millions):

Notes	Issue Date	Principal Amount	Price of Par Value	Discount	Effective Interest Rate	Coupon Rate	Maturity Date
4.6% Senior Notes	3/14/2014	$500.0	99.639%	$1.8	4.645%	4.6%	4/1/2024
2.0% Senior Euro Notes (a)	01/21/2015	€500.0	99.220%	$4.6	2.107%	2.0%	01/20/2023
4.0% Senior Notes (a)	01/26/2015	$450.0	99.372%	$2.8	4.077%	4.0%	02/01/2025
__________

(a)	Proceeds from the issuances of these notes were used primarily to partially pay down the amounts then outstanding under our Revolver.

In connection with these offerings, we incurred financing costs totaling $7.8 million and $4.2 million during the three months ended March 31, 2015 and 2014, respectively, which are included in Other assets, net in the consolidated financial statements, and are being amortized to Interest expense over the respective terms of the Senior Unsecured Notes.

The Senior Unsecured Credit Facility and the Senior Unsecured Notes include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. The Senior Unsecured Credit Facility also contains various customary affirmative and negative covenants applicable to us and our subsidiaries, subject to materiality and other qualifications, baskets and exceptions as outlined in the Second Amended and Restated Credit Agreement. We are also required to ensure that the total Restricted Payments (as defined in the Second Amended and Restated Credit Agreement) in an aggregate amount in any fiscal year does not exceed certain amounts as discussed in the 2014 Annual Report. We were in compliance with all of these covenants at March 31, 2015.

Non-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real estate properties with an aggregate carrying value of $3.2 billion and $3.3 billion at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, our mortgage notes payable bore interest at fixed annual rates ranging from 2.6% to 11.5% and variable contractual annual rates ranging from 1.0% to 7.6%, with maturity dates ranging from May 2015 to 2038.

Foreign Currency Exchange Rate Impact

During the three months ended March 31, 2015, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro at March 31, 2015 decreased by 11.5% to $1.0759 from $1.2156 at December 31, 2014. The impact of this strengthening was an aggregate decrease of $177.2 million in the carrying values of our Non-recourse debt, Senior Unsecured Credit Facility, and 2.0% Senior Euro Notes from December 31, 2014 to March 31, 2015.

                    W. P. Carey 3/31/2015 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter are as follows (in thousands):

Years Ending December 31,	Total (a)
2015 (remainder)	$185,503
2016 (b)	556,735
2017	741,671
2018 (c)	450,867
2019	99,033
Thereafter through 2038 (d)	2,304,419
4,338,228
Unamortized discount, net (e)	(2,004)
Total	$4,336,224
__________

(a)	Certain amounts are based on the applicable foreign currency exchange rate at March 31, 2015.

(b)	Includes $250.0 million outstanding under our Term Loan Facility at March 31, 2015, which is scheduled to mature on January 31, 2016 unless extended pursuant to its terms.

(c)	Includes $186.1 million outstanding under our Revolver at March 31, 2015, which is scheduled to mature on January 31, 2018 unless extended pursuant to its terms.

(d)	Includes $1.5 billion of outstanding Senior Unsecured Notes, which are scheduled to mature during 2023 through 2025.

(e)
Represents the unamortized discount on the Senior Unsecured Notes of $8.5 million partially offset by unamortized premium of $6.5 million in the aggregate resulting from the assumption of property-level debt in connection with the CPA®:15 Merger and CPA®:16 Merger.

Note 12. Commitments and Contingencies

On December 31, 2013, Mr. Ira Gaines and entities affiliated with him commenced a purported class action (Ira Gaines, et al. v.
Corporate Property Associates 16 – Global Incorporated, Index. No. 650001/2014, N.Y. Sup. Ct., N.Y. County) against us,
WPC REIT Merger Sub Inc., CPA®:16 – Global, and the directors of CPA®:16 – Global. On April 11, 2014, we and the other defendants filed a motion to dismiss the complaint, as amended, and on October 15, 2014, the judge granted the defendants’
motion to dismiss the amended complaint in its entirety. The plaintiffs filed a Notice of Appeal on November 24, 2014 and have until August 24, 2015 to file that appeal. We currently believe that the plaintiffs' claims are without merit, and if the plaintiffs file a timely appeal, we intend to continue to defend the case vigorously.

Various other claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

                    W. P. Carey 3/31/2015 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)

Note 13. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain several stock-based compensation plans, which are more fully described in the 2014 Annual Report. There have been no significant changes to the terms and conditions of any of our stock-based compensation plans or arrangements during the three months ended March 31, 2015.

Restricted and Conditional Awards

Nonvested restricted stock awards, or RSAs, restricted share units, or RSUs, and performance share units, or PSUs, at March 31, 2015 and changes during the three months ended March 31, 2015 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2015	442,502	$53.03	877,641	$32.06
Granted (a)	161,991	71.43	65,277	85.61
Vested (b)	(241,752)	48.32	(792,465)	56.27
Forfeited	(1,798)	58.89	—	—
Adjustment (c)	—	—	218,363	55.25
Nonvested at March 31, 2015 (d)	360,943	$64.42	368,816	$48.23
__________

(a)
The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant. The grant date fair value of PSUs were determined utilizing a Monte Carlo simulation model to generate a range of possible future stock prices for both us and the plan defined peer index over the three-year performance period. To estimate the fair value of PSUs granted during the three months ended March 31, 2015, we used a risk-free interest rate of 1.0% and an expected volatility rate of 20.2% (the plan defined peer index assumes 13.5%) and assumed a dividend yield of zero.

(b)
The total fair value of shares vested during the three months ended March 31, 2015 was $56.3 million. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date, pursuant to previously-made deferral elections. At March 31, 2015 and December 31, 2014, we had an obligation to issue 1,439,421 and 848,788 shares, respectively, of our common stock underlying such deferred shares, which is recorded within W. P. Carey stockholders’ equity as a Deferred compensation obligation of $56.7 million and $30.6 million, respectively.

(c)
Vesting and payment of the PSUs is conditioned upon certain company and market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. In connection with the payment of the PSUs granted in 2012, which were paid out in February 2015, we adjusted the shares during the three months ended March 31, 2015 to reflect the actual number of shares issued. There was no impact on our consolidated financial statements related to these adjustments, as the initial fair value of our PSUs factored in the variability associated with the performance features of these awards.

(d)	At March 31, 2015, total unrecognized compensation expense related to these awards was approximately $35.2 million, with an aggregate weighted-average remaining term of 2.1 years.

During the three months ended March 31, 2015, 47,966 stock options were exercised with an aggregate intrinsic value of $1.8 million. At March 31, 2015, there were 427,799 stock options outstanding, of which 373,690 were exercisable.

                    W. P. Carey 3/31/2015 10-Q – 32

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

	Three Months Ended March 31,
	2015	2014
Net income attributable to W. P. Carey	$36,116	$115,478
Allocation of distribution equivalents paid on unvested RSUs and RSAs in excess of income	(123)	(493)
Net income – basic	35,993	114,985
Income effect of dilutive securities, net of taxes	—	141
Net income – diluted	$35,993	$115,126

Weighted-average shares outstanding – basic	105,303,679	89,366,055
Effect of dilutive securities	806,198	1,009,256
Weighted-average shares outstanding – diluted	106,109,877	90,375,311

Securities totaling 118,397 shares for the three months ended March 31, 2014 was excluded from the earnings per share computation above as the effect would have been anti-dilutive. For the three months ended March 31, 2015, there were no potentially dilutive securities excluded from the computation of diluted earnings per share.

Redeemable Noncontrolling Interest

We account for the noncontrolling interest in WPCI held by a third party as a redeemable noncontrolling interest, as we have an obligation to redeem the interest at fair value, subject to certain conditions pursuant to a put option held by the third party. This obligation is required to be settled in shares of our common stock. The third-party interest is reflected at estimated redemption value for all periods presented. On October 1, 2013, we received a notice from the holder of the noncontrolling interest in WPCI regarding the exercise of the put option, pursuant to which we are required to purchase the third party’s 7.7% interest in WPCI. Pursuant to the terms of the related put agreement, the purchase price is to be determined based on a third-party valuation as of October 31, 2013, which is the end of the month that the put option was exercised. We cannot currently estimate when the redemption will occur and the final redemption amount may differ from our recorded estimate as of March 31, 2015, which was $13.4 million and represented our best estimate of fair value (Note 9).

The following table presents a reconciliation of redeemable noncontrolling interest (in thousands):

	Three Months Ended March 31,
	2015	2014
Beginning balance	$6,071	$7,436
Redemption value adjustment	7,303	(306)
Net income	—	262
Distributions	—	(83)
Change in other comprehensive income	—	(6)
Ending balance	$13,374	$7,303

                    W. P. Carey 3/31/2015 10-Q – 33

Notes to Consolidated Financial Statements (Unaudited)

Transfers to Noncontrolling Interests

The following table presents a reconciliation of the effect of transfers in noncontrolling interest (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income attributable to W. P. Carey	$36,116	$115,478
Transfers to noncontrolling interest
Decrease in W. P. Carey’s additional paid-in capital for purchases of less-than-wholly-owned investments in connection with the CPA®:16 Merger	—	(42,015)
Net transfers to noncontrolling interest	—	(42,015)
Change from net income attributable to W. P. Carey and transfers to noncontrolling interest	$36,116	$73,463

Reclassifications Out of Accumulated Other Comprehensive (Loss) Income

The following tables present a reconciliation of changes in Accumulated other comprehensive (loss) income by component for the periods presented (in thousands):

	Three Months Ended March 31, 2015
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Beginning balance	$13,597	$(89,177)	$21	$(75,559)
Other comprehensive income (loss) before reclassifications	28,063	(131,349)	14	(103,272)
Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	608	—	—	608
Other income and (expenses)	(1,853)	—	—	(1,853)
Total	(1,245)	—	—	(1,245)
Net current period other comprehensive income (loss)	26,818	(131,349)	14	(104,517)
Net current period other comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interest	—	5,143	—	5,143
Ending balance	$40,415	$(215,383)	$35	$(174,933)

	Three Months Ended March 31, 2014
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Beginning balance	$(7,488)	$22,793	$31	$15,336
Other comprehensive (loss) income before reclassifications	(4,001)	4,545	17	561
Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	701	—	—	701
Other income and (expenses)	384	—	—	384
Equity in earnings of equity method investments in the Managed Programs and real estate	119	—	—	119
Total	1,204	—	—	1,204
Net current period other comprehensive (loss) income	(2,797)	4,545	17	1,765
Net current period other comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interest	—	342	—	342
Ending balance	$(10,285)	$27,680	$48	$17,443

                    W. P. Carey 3/31/2015 10-Q – 34

Notes to Consolidated Financial Statements (Unaudited)

Distributions Declared

During the first quarter of 2015, we declared a quarterly distribution of $0.9525 per share, which was paid on April 15, 2015 to stockholders of record on March 31, 2015.

Note 14. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed currently to our stockholders. Since inception, we have distributed at least 100 percent of our taxable income annually and intend to do so for the tax year ending December 31, 2015. Accordingly, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the three months ended March 31, 2015 and 2014 related to the REIT.

Certain subsidiaries have elected status as TRSs. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. We also own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. The accompanying consolidated financial statements include an interim tax provision for our TRSs and foreign subsidiaries, as necessary, for the three months ended March 31, 2015 and 2014. Current income tax expense for the three months ended March 31, 2015 and 2014 was $3.7 million and $13.2 million, respectively.

Our TRSs and foreign subsidiaries are subject to U.S. federal, state and foreign income taxes; as such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that more likely than not we will not realize the deferred tax asset based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. Deferred tax assets (net of valuation allowance) and liabilities for our TRSs and foreign subsidiaries were recorded, as necessary, for the three months ended March 31, 2015 and 2014. As of March 31, 2015 and 2014, we had deferred tax assets of $45.3 million and $20.8 million, respectively; valuation allowances of $19.1 million and $16.2 million, respectively; and deferred tax liabilities of $96.0 million and $89.3 million, respectively. The majority of our deferred tax assets relate to the timing difference between the financial reporting basis and tax basis for stock based compensation expense. The majority of our deferred tax liabilities relate to differences between the tax basis and financial reporting basis of the assets acquired in acquisitions treated as business combinations under generally accepted accounting principles and in which the tax basis of such assets was not stepped up to fair value for income tax purposes. Deferred income tax benefits included within the provision for income taxes for the three months ended March 31, 2015 and 2014 were $1.7 million and $10.9 million, respectively.

Note 15. Property Dispositions and Discontinued Operations

From time to time, we may decide to sell a property. We have an active capital recycling program, with a goal of extending the average lease term through reinvestment, improving portfolio credit quality through dispositions and acquisitions of assets, increasing the asset criticality factor in our portfolio, and/or executing strategic dispositions of assets. We may make a decision to dispose of a property when it is vacant as a result of tenants vacating space, tenants electing not to renew their leases, tenant insolvency, or lease rejection in the bankruptcy process. In such cases, we assess whether we can obtain the highest value from the property by selling it, as opposed to re-leasing it. We may also sell a property when we receive an unsolicited offer or negotiate a price for an investment that is consistent with our strategy for that investment. When it is appropriate to do so, we classify the property as an asset held for sale on our consolidated balance sheet and, for those properties sold or classified as held-for-sale prior to January 1, 2014, the current and prior period results of operations of the property have been reclassified as discontinued operations under current accounting guidance. All property dispositions are recorded within our Real Estate Ownership segment.

                    W. P. Carey 3/31/2015 10-Q – 35

Notes to Consolidated Financial Statements (Unaudited)

Property Dispositions Included in Continuing Operations

The results of operations for properties that did not qualify for discontinued operations are included within continuing operations in the consolidated financial statements. Total revenues from these properties were $1.6 million and $0.3 million for the three months ended March 31, 2015 and March 31, 2014, respectively. Net income from the operations of these properties was $2.7 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively, inclusive of Gain on sale of real estate, net of tax of $1.2 million and $0.1 million, respectively.

2015 — During the three months ended March 31, 2015, we sold seven properties for total proceeds of $13.3 million, net of selling costs, and we recognized a net gain on these sales of $1.2 million, excluding impairment charges totaling $2.3 million recognized in prior years. In connection with those sales that constituted business, during the three months ended March 31, 2015 we allocated goodwill totaling $0.3 million to the cost basis of the properties, for our Real Estate Ownership segment, based on the relative fair value at the time of the sale (Note 8).

2014 — During the three months ended March 31, 2014, we entered into contracts to sell two properties for a total of $17.4 million. We completed the sale of these properties in 2014.
In February 2014, a domestic vacant property was foreclosed upon and sold for $4.6 million. The proceeds from the sale were used to partially repay a mortgage loan encumbering this property and another property with an outstanding balance of $6.0 million at the time to the sale. The remaining principal balance was transferred to the other property. In connection with the sale, we recognized a gain on the sale of $0.1 million, which was reflected in Gain on sale of real estate, net of tax in the consolidated statement of income.

Property Dispositions Included in Discontinued Operations

The results of operations for properties that have been classified as held-for-sale or have been sold prior to January 1, 2014 and the properties that were acquired as held-for-sale in the CPA®:16 Merger, are reflected in the consolidated financial statements as discontinued operations, net of tax and are summarized as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues	$—	$6,284
Expenses	—	(1,454)
Loss on extinguishment of debt	—	(1,520)
Gain on sale of real estate	—	3,096
Income from discontinued operations	$—	$6,406

2014 — At December 31, 2013, we had nine properties classified as held-for-sale, six of which were sold during the three months ended March 31, 2014. The properties were sold for a total of $34.4 million, net of selling costs, and we recognized a net gain on these sales of $3.0 million, excluding impairment charges totaling $3.1 million previously recognized during 2013. We used a portion of the proceeds to repay a related mortgage loan obligation of $4.2 million and recognized a loss on extinguishment of debt of $0.4 million.

In connection with the CPA®:16 Merger in January 2014, we acquired ten properties, including five properties held by one jointly-owned investment, that were classified as Assets held for sale with a total fair value of $133.0 million. We sold three of these properties during the three months ended March 31, 2014 for a total of $92.8 million, net of selling costs, including seller financing of $15.0 million, and recognized a net gain on these sales of $0.1 million. We used a portion of the proceeds to repay the related mortgage loan obligations totaling $9.6 million and recognized a loss on extinguishment of debt of $1.2 million. The remaining properties were sold during the subsequent quarters in 2014.

                    W. P. Carey 3/31/2015 10-Q – 36

Notes to Consolidated Financial Statements (Unaudited)

Note 16. Segment Reporting

We evaluate our results from operations by our two major business segments — Real Estate Ownership and Investment Management (Note 1). The following tables present a summary of comparative results and assets for these business segments (in thousands):

	Three Months Ended March 31,
	2015	2014
Real Estate Ownership
Revenues	$176,425	$135,260
Operating expenses (a)	(105,637)	(107,226)
Interest expense	(47,949)	(39,075)
Other income and expenses, excluding interest expense	7,238	114,897
Benefit from income taxes	1,273	4,038
Gain on sale of real estate, net of tax	1,185	81
Net income attributable to noncontrolling interests	(2,466)	(1,389)
Net income attributable to noncontrolling interests of discontinued operations	—	(135)
Income from continuing operations attributable to W. P. Carey	$30,069	$106,451
Investment Management
Revenues (b)	$43,963	$73,935
Operating expenses (b) (c)	(34,842)	(64,379)
Other income and expenses, excluding interest expense	179	(328)
Provision for income taxes	(3,253)	(6,291)
Net income attributable to noncontrolling interests	—	(189)
Net income attributable to redeemable noncontrolling interests	—	(262)
Income from continuing operations attributable to W. P. Carey	$6,047	$2,486
Total Company
Revenues (b)	$220,388	$209,195
Operating expenses (a) (b) (c)	(140,479)	(171,605)
Interest expense	(47,949)	(39,075)
Other income and expenses, excluding interest expense	7,417	114,569
Provision for income taxes	(1,980)	(2,253)
Gain on sale of real estate, net of tax	1,185	81
Net income attributable to noncontrolling interests	(2,466)	(1,578)
Net income attributable to noncontrolling interests of discontinued operations	—	(135)
Net income attributable to redeemable noncontrolling interests	—	(262)
Income from continuing operations attributable to W. P. Carey	$36,116	$108,937

	Total Long-Lived Assets at (d)		Total Assets at
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Real Estate Ownership	$5,948,116	$5,880,958	$8,531,847	$8,459,406
Investment Management	24,993	25,000	198,683	189,073
Total Company	$5,973,109	$5,905,958	$8,730,530	$8,648,479
__________

(a)	Includes expenses incurred of $29.5 million related to the CPA®:16 Merger for the three months ended March 31, 2014.

(b)	Included in revenues and operating expenses are reimbursable costs from affiliates totaling $9.6 million and $39.7 million for the three months ended March 31, 2015 and 2014, respectively.

(c)
Includes Stock-based compensation expense of $7.0 million for both the three months ended March 31, 2015 and 2014, of which $4.6 million and $4.2 million, respectively, were included in the Investment Management segment, respectively.

                    W. P. Carey 3/31/2015 10-Q – 37

Notes to Consolidated Financial Statements (Unaudited)

(d)
Consists of Net investments in real estate and Equity investments in the Managed Programs and real estate. Total long-lived assets for our Investment Management segment consists of our equity investment in CCIF (Note 7).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. The discussion also provides information about the financial results of the segments of our business to provide a better understanding of how these segments and their results affect our financial condition and results of operations. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2014 Annual Report.

Business Overview

As described in more detail in Item 1 in the 2014 Annual Report, we provide long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and, as of March 31, 2015, manage a global investment portfolio of 1,225 properties, including 852 net-leased properties and four operating properties within our owned real estate portfolio. Our business operates in two segments – Real Estate Ownership and Investment Management.

Significant Developments

Real Estate Ownership

Investment Transactions

During the three months ended March 31, 2015, we acquired two foreign investments, which included 73 auto dealership properties in various locations in the United Kingdom and a logistics facility in Rotterdam, the Netherlands, for a total of $394.2 million, inclusive of acquisition-related costs.

Financing Transactions

Since January 1, 2015, we increased our unsecured borrowings and our borrowing capacity by more than $1.5 billion in the aggregate, as follows:

•
On January 15, 2015 (Note 11), we exercised the Accordion Feature on our Senior Unsecured Credit Facility (Note 11), which increased the maximum borrowing capacity under our Revolver from $1.0 billion to $1.5 billion. We also amended the Senior Unsecured Credit Facility as follows: (i) established a new $500.0 million accordion feature that, if exercised, subject to lender commitments, would increase our maximum borrowing capacity under the Revolver to $2.0 billion and under the Senior Unsecured Credit Facility in the aggregate to $2.25 billion, and (ii) increased the amount under our Revolver that may be borrowed in certain currencies other than the U.S. dollar from the equivalent of $500.0 million to $750.0 million. All other existing terms remain unchanged.

•
On January 21, 2015, we issued €500.0 million ($591.7 million) of 2.0% Senior Euro Notes, at a price of 99.22% of par value, in a registered public offering (Note 11). These 2.0% Senior Euro Notes have an eight-year term and are scheduled to mature on January 20, 2023.

•
On January 26, 2015, we issued $450.0 million of 4.0% Senior Notes, at a price of 99.372% of par value, in a registered public offering (Note 11). These 4.0% Senior Notes have a ten-year term and are scheduled to mature on February 1, 2025.

                    W. P. Carey 3/31/2015 10-Q – 38

Distributions

Our cash distributions totaled $0.950 per share during the three months ended March 31, 2015. In addition, during the first quarter of 2015, our Board of Directors declared a quarterly distribution of $0.9525 per share, or $3.81 on an annualized basis, which was paid on April 15, 2015 to stockholders of record on March 31, 2015.

Foreign Currency Fluctuation

We own investments outside the United States, primarily in the European Union and in Asia, and as a result, are subject to the risk from the effects of exchange rate movements in various foreign currencies, primarily the euro. The average exchange rate of the U.S. dollar in relation to the euro decreased by approximately 17.8% during the three months ended March 31, 2015 as compared to the same period in 2014, resulting in a negative impact on the results of operations for our euro-denominated investments during the three months ended March 31, 2015. We try to manage our exposure related to fluctuations in exchange rates of the U.S. dollar relative to the respective currencies of our foreign operations by entering into hedging arrangements utilizing derivatives instruments such as foreign currency forward contracts and collars. We also try to manage our exposure related to fluctuations in exchange rates of the U.S. dollar relative to the euro by incurring debt denominated in the euro, including euro-denominated non-recourse debt, Senior Euro Notes and the ability to draw down on the Revolver in euros (as well as other currencies).

Investment Management

During the three months ended March 31, 2015, we managed CPA®:17 – Global, CPA®:18 – Global, CWI and CWI 2.

Investment Transactions

During the three months ended March 31, 2015, we earned $21.7 million in Structuring revenue related to the following transactions on behalf of the Managed Programs:

•
We structured investments in two properties, two notes receivable and one equity investment for an aggregate of $138.1 million, inclusive of acquisition-related costs, on behalf of CPA®:17 – Global. Approximately $63.8 million was invested in Europe and $74.3 million was invested in the United States.

•
We structured investments in 11 properties for an aggregate of $200.4 million, inclusive of acquisition-related costs, on behalf of CPA®:18 – Global. Approximately $110.8 million was invested in the United States and $89.6 million was invested in Europe.

•	We structured investments in two domestic hotels for a total of $227.3 million, inclusive of acquisition-related costs, on behalf of CWI.

Financing Transactions

•	During the three months ended March 31, 2015, we arranged mortgage financing totaling $17.0 million for CPA®:17 – Global, $221.5 million for CPA®:18 – Global, and $55.5 million for CWI.

Investor Capital Inflows

•
CPA®:18 – Global commenced its initial public offering in May 2013 and through March 31, 2015 had raised approximately $1.2 billion, of which $99.2 million was raised during the three months ended March 31, 2015. We earned $1.3 million in Dealer manager fees during the three months ended March 31, 2015 related to CPA®:18 – Global’s initial offering, which closed on April 2, 2015.

•
In June 2014, CWI 2 filed a registration statement on Form S-11 with the SEC to sell up to $1.0 billion of its common stock in an initial public offering plus up to an additional $400.0 million of its common stock under a dividend reinvestment plan (Note 2). In January 2015, CWI 2 amended its registration statement, so that the offering is for up to $1.4 billion of its class A common stock plus up to an additional $600.0 million of its class A common stock through its dividend reinvestment plan. The registration statement was declared effective by the SEC on February 9, 2015. An amended registration statement adding the class T shares was declared effective by the SEC on April 13, 2015, so that the offering amounts noted can be in any combination of class A or class T shares. On May 15, 2015, CWI 2 reached its minimum offering proceeds threshold and began to admit new stockholders.

                    W. P. Carey 3/31/2015 10-Q – 39

•
In September 2014, two feeder funds for CCIF (Note 7), a BDC, each filed registration statements on Form N-2 with the SEC to sell up to 50,000,000 and 21,000,000 shares of common stock, respectively, and intend to invest the net proceeds of their public offerings in CCIF. As of the date of this Report, these registration statements have not been declared effective by the SEC, and there can be no assurance as to whether or when any such offerings would be commenced.

Proposed Regulatory Changes

The SEC has approved amendments to the rules of the Financial Industry Regulatory Authority, Inc. applicable to securities of unlisted REITs, such as the Managed REITs, and direct participation programs. The amendments are scheduled to become effective on April 11, 2016. The rule changes provide, among other things, that: (i) Financial Industry Regulatory Authority, Inc. members, such as our broker dealer subsidiary, Carey Financial, LLC, include in customer account statements the net asset value per share, of the unlisted entity that have been developed using a methodology reasonably designed to ensure the net asset value per share’s reliability; and (ii) net asset value per share disclosed from and after 150 days following the second anniversary of the admission of shareholders of the unlisted entity's public offering be based on an appraised valuation developed by, or with the material assistance of, a third-party expert and updated on at least an annual basis, which is consistent with our current practice regarding our Managed REITs. The rule changes also propose that account statements include additional disclosure regarding the sources of distributions to shareholders of unlisted entities. It is not practicable at this time to determine whether these rules will adversely affect market demand for shares of unlisted REITs. We will continue to assess the potential impact of the rule changes on our Investment Management business.

In April 2015, the U.S. Department of Labor, or DOL, issued a proposed regulation that would, if finalized in its current form, substantially expand the range of activities that would be considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974, or ERISA, and the Internal Revenue Code. If this proposed regulation relating to fiduciary duties to retirement plans is finalized as proposed, it could have significant negative implications for the industry’s relationships with this broad group, including individual retirement accounts. We expect this proposal, which supersedes a prior proposal issued by the DOL in 2010, to generate extensive public comment. As a result, it is too early to know whether or how any final regulation may be different from the proposal and we are unable to determine at this time whether this proposed regulation will adversely affect our role as advisors to the Managed Programs or impact the operations of our Managed Programs. We are continuing to analyze the potential impact of the proposed regulation.

Financial Highlights

Our results for the three months ended March 31, 2015 as compared to the same period in 2014 included the following significant items:

•
Total lease revenue and total property level contribution increased by $20.2 million and $15.4 million, respectively, for the three months ended March 31, 2015, as compared to the same period in 2014, respectively, due to properties acquired in the CPA®:16 Merger on January 31, 2014;

•
Total lease revenue and total property level contribution increased by $22.3 million and $12.8 million for the three months ended March 31, 2015, as compared to the same period in 2014, due to properties acquired in 2015 and 2014.

•
Total interest expense increased by $10.2 million during the three months ended March 31, 2015 as compared to the same period in 2014 due to the issuances of the our 2.0% Senior Euro Notes and 4.0% Senior Notes issued in January 2015 and 4.6% Senior Notes in March 2014 (Note 11);

•
We recognized an aggregate gain on change in control of interests of $105.9 million and incurred costs in connection with the CPA®:16 Merger of $29.5 million during the three months ended March 31, 2014; and

•	We issued 4,600,000 shares in a public offering in September 2014.

                    W. P. Carey 3/31/2015 10-Q – 40

(In thousands, except shares)

	Three Months Ended March 31,
	2015	2014
Real estate revenues (excluding reimbursable tenant costs)	$170,486	$129,246
Investment management revenues (excluding reimbursable costs from affiliates)	34,356	34,203
Total revenues (excluding reimbursable costs)	204,842	163,449
Net income attributable to W. P. Carey	36,116	115,478

Cash distributions paid	99,860	68,159

Net cash provided by operating activities	67,373	43,696
Net cash (used in) provided by investing activities	(365,371)	127,619
Net cash provided by (used in) financing activities	318,798	(90,466)

Supplemental financial measure:
Adjusted funds from operations (AFFO) (a)	129,970	118,248

Diluted weighted-average shares outstanding	106,109,877	90,375,311
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

Consolidated Results

During three months ended March 31, 2015 as compared to the same period in 2014, total revenues, net cash provided by operating activities and AFFO were favorably impacted by the CPA®:16 Merger on January 31, 2014 (Note 3). Net income attributable to W. P. Carey decreased during the three months ended March 31, 2015 as compared to the same period in 2014 primarily due to the gain on change in control of interests recognized in connection with the CPA®:16 Merger on January 31, 2014.

                    W. P. Carey 3/31/2015 10-Q – 41

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

Portfolio Summary

	March 31, 2015	December 31, 2014
Number of net-leased properties	852	783
Number of operating properties (a)	4	4
Number of tenants (net-leased properties)	219	219
Total square footage (net-leased properties, in thousands)	89,224	87,300
Occupancy (net-leased properties)	98.4%	98.6%
Weighted-average lease term (net-leased properties, in years)	9.2	9.1
Number of countries	18	18
Total assets (consolidated basis, in thousands)	$8,730,530	$8,648,479
Net investments in real estate (consolidated basis, in thousands)	5,724,021	5,656,555

	Three Months Ended March 31,
	2015	2014
Financing obtained (in millions, pro rata amount equals consolidated amount) (b)	$1,541.7	$500.0
Acquisition volume (in millions, pro rata amount equals consolidated amount) (c)	394.2	42.1
Average U.S. dollar/euro exchange rate (d)	1.1272	1.3705
Change in the U.S. CPI (e)	0.6%	1.4%
Change in the German CPI (e)	0.3%	0.2%
Change in the French CPI (e)	0.3%	0.4%
Change in the Finnish CPI (e)	(0.1)%	0.4%
Change in the Spanish CPI (e)	(0.8)%	(1.2)%

__________

(a)
Operating properties include two self-storage properties with an average occupancy of 92.8% at March 31, 2015 and also include two hotel properties acquired from CPA®:16 – Global in the CPA®:16 Merger with an average occupancy of 76.6% for the three months ended March 31, 2015.

(b)
The amount for the three months ended March 31, 2015 represents the exercise of the Accordion Feature under our Senior Unsecured Credit Facility, which increased the borrowing capacity of the Revolver by $500.0 million, and the issuances of the €500.0 million 2.0% Senior Euro Notes and $450.0 million 4.0% Senior Notes (Note 11).

(c)	The amounts for the three months ended March 31, 2015 and 2014 include acquisition-related costs, which were expensed in the consolidated financial statements.

(d)
The average conversion rate for the U.S. dollar in relation to the euro decreased during the three months ended March 31, 2015 as compared to the same period in 2014, resulting in a negative impact on earnings in 2015 from our euro-denominated investments.

(e)	Many of our lease agreements include contractual increases indexed to changes in the U.S. Consumer Price Index, or CPI, or similar indices in the jurisdictions in which the properties are located.

                    W. P. Carey 3/31/2015 10-Q – 42

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at March 31, 2015 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(in thousands, except percentages)

Tenant/Lease Guarantor	ABR	Percent
Hellweg Die Profi-Baumärkte GmbH & Co. KG (a)	$32,628	4.8%
U-Haul Moving Partners Inc. and Mercury Partners, LP	31,853	4.7%
Carrefour France SAS (a)	26,622	4.0%
State of Andalucia (a)	25,395	3.8%
Pendragon Plc (a)	24,051	3.5%
Marcourt Investments Inc. (Marriott Corporation)	16,100	2.4%
True Value Company	15,071	2.2%
OBI Group (a)	14,644	2.2%
UTI Holdings, Inc.	14,621	2.2%
Advanced Micro Devices, Inc.	12,769	1.9%
Total	$213,754	31.7%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

                    W. P. Carey 3/31/2015 10-Q – 43

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	Percent	Square Footage	Percent
United States
East
New Jersey	$25,220	3.7%	$1,694	1.9%
North Carolina	18,687	2.8%	4,435	5.0%
Pennsylvania	18,023	2.7%	2,526	2.8%
New York	17,565	2.6%	1,178	1.3%
Massachusetts	14,481	2.2%	1,390	1.6%
Virginia	7,780	1.2%	1,089	1.2%
Other (a)	22,540	3.3%	4,702	5.3%
Total East	124,296	18.5%	17,014	19.1%

West
California	54,668	8.1%	3,518	3.9%
Arizona	25,682	3.8%	2,934	3.3%
Colorado	8,293	1.2%	1,340	1.5%
Utah	7,052	1.0%	960	1.1%
Other (a)	20,050	3.0%	2,336	2.6%
Total West	115,745	17.1%	11,088	12.4%

South
Texas	46,650	6.9%	6,740	7.6%
Georgia	26,637	4.0%	3,497	3.9%
Florida	17,794	2.6%	1,855	2.1%
Tennessee	14,338	2.1%	1,804	2.0%
Other (a)	7,524	1.1%	1,767	2.0%
Total South	112,943	16.7%	15,663	17.6%

Midwest
Illinois	25,979	3.9%	3,741	4.2%
Michigan	11,594	1.7%	1,380	1.5%
Indiana	9,134	1.4%	1,418	1.6%
Ohio	7,163	1.1%	1,647	1.8%
Other (a)	27,490	4.1%	4,923	5.5%
Total Midwest	81,360	12.2%	13,109	14.6%
United States Total	434,344	64.5%	56,874	63.7%

International
Germany	53,854	8.0%	6,898	7.7%
France	41,580	6.2%	8,166	9.2%
United Kingdom	36,314	5.4%	2,464	2.8%
Spain	26,880	4.0%	2,927	3.3%
Finland	26,779	4.0%	2,133	2.4%
Poland	16,463	2.4%	2,189	2.4%
Australia	10,162	1.5%	3,160	3.5%
The Netherlands	9,139	1.4%	1,676	1.9%
Other (b)	17,839	2.6%	2,737	3.1%
International Total	239,010	35.5%	32,350	36.3%

Total	$673,354	100.0%	89,224	100.0%

                    W. P. Carey 3/31/2015 10-Q – 44

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	Percent	Square Footage	Percent
Office	$203,827	30.3%	13,617	15.3%
Industrial	167,409	24.9%	34,137	38.3%
Warehouse	119,262	17.7%	25,434	28.5%
Retail	100,233	14.9%	9,096	10.2%
Self Storage	31,853	4.7%	3,535	4.0%
Other (c)	50,770	7.5%	3,405	3.7%
	$673,354	100.0%	89,224	100.0%
________

(a)
Other properties in the East include assets in Connecticut, South Carolina, Kentucky, Maryland, New Hampshire, and West Virginia. Other properties in the West include assets in Washington, Nevada, New Mexico, Oregon, Wyoming, and Alaska. Other properties in the South include assets in Alabama, Louisiana, Arkansas, Mississippi, and Oklahoma. Other properties in the Midwest include assets in Missouri, Minnesota, Kansas, Wisconsin, Nebraska, and Iowa.

(b)	Includes assets in Norway, Thailand, Hungary, Canada, Malaysia, Belgium, Sweden, Mexico, and Japan.

(c)	Includes ABR from tenants with the following property types: learning center, sports facility, theater, and residential.

                    W. P. Carey 3/31/2015 10-Q – 45

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	Percent	Square Footage	Percent
Retail Store	$132,756	19.7%	20,308	22.8%
Consumer Services	58,057	8.6%	5,058	5.7%
High Tech Industries	44,444	6.6%	3,168	3.5%
Sovereign and Public Finance	38,042	5.6%	3,364	3.8%
Automotive	35,282	5.3%	6,308	7.1%
Beverage, Food and Tobacco	33,882	5.1%	7,370	8.2%
Media: Advertising, Printing, and Publishing	31,032	4.6%	2,327	2.6%
Transportation - Cargo	30,645	4.6%	3,989	4.5%
Hotel, Gaming, and Leisure	29,809	4.4%	1,806	2.0%
Healthcare and Pharmaceuticals	26,614	4.0%	1,945	2.2%
Capital Equipment	25,142	3.7%	4,851	5.4%
Containers, Packaging and Glass	25,112	3.7%	4,935	5.5%
Construction and Building	20,597	3.1%	4,276	4.8%
Business Services	17,790	2.7%	1,849	2.1%
Insurance	16,878	2.5%	1,053	1.2%
Telecommunications	14,743	2.2%	1,188	1.3%
Aerospace and Defense	14,487	2.2%	1,572	1.8%
Wholesale	14,471	2.1%	2,806	3.1%
Consumer Goods - Durable	10,844	1.6%	2,485	2.8%
Grocery	10,238	1.5%	1,218	1.4%
Chemicals, Plastics, and Rubber	9,756	1.4%	1,088	1.2%
Oil and Gas	8,225	1.2%	368	0.4%
Consumer Goods Non-Durable Goods	6,854	1.0%	1,848	2.1%
Other (a)	17,654	2.6%	4,044	4.5%
	$673,354	100.0%	89,224	100.0%
__________

(a)
Includes ABR from tenants in the following industries: banking; mining, metals, and primary metal industries; media: broadcasting and subscription; environmental industries; finance; transportation - consumer; and forest products and paper.

                    W. P. Carey 3/31/2015 10-Q – 46

Lease Expirations
(in thousands, except percentages and number of leases)

Year of Lease Expiration (a)	Number of Leases Expiring	ABR	Percent	Square Footage	Percent
Remaining 2015 (b)	12	$18,167	2.7%	1,806	2.0%
2016	18	19,905	3.0%	2,616	2.9%
2017	19	16,571	2.5%	2,711	3.0%
2018	29	55,627	8.3%	8,106	9.1%
2019	29	46,069	6.8%	4,751	5.3%
2020	24	34,776	5.2%	3,533	4.0%
2021	76	39,909	5.9%	6,665	7.5%
2022	37	61,561	9.1%	8,551	9.6%
2023	14	45,584	6.8%	5,550	6.2%
2024	42	91,104	13.5%	11,905	13.3%
2025	40	27,765	4.1%	3,001	3.4%
2026	21	17,205	2.5%	2,524	2.8%
2027	16	33,535	5.0%	5,380	6.0%
2028	10	23,055	3.4%	2,987	3.4%
Thereafter	86	142,521	21.2%	17,746	19.9%
Vacant	—	—	—%	1,392	1.6%
	473	$673,354	100.0%	89,224	100.0%
__________

(a)	Assumes tenant does not exercise renewal option.

(b)	Month-to-month leases are included in 2015 ABR.

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

Results of Operations

We have two reportable segments – Real Estate Ownership and Investment Management. We evaluate our results of operations with a primary focus on increasing and enhancing the value, quality and number of properties in our Real Estate Ownership segment as well as assets owned by the Managed Programs, which are managed by our Investment Management segment. We focus our efforts on improving underperforming assets through re-leasing efforts, including negotiation of lease renewals, or selectively selling assets in order to increase value in our real estate portfolio. The ability to increase assets under management by structuring investments on behalf of the Managed Programs is affected, among other things, by our ability to raise capital on behalf of the Managed Programs and our ability to identify and enter into appropriate investments and financing.

                    W. P. Carey 3/31/2015 10-Q – 47

Real Estate Ownership

The following table presents the comparative results of our Real Estate Ownership segment (in thousands):

	Three Months Ended March 31,
	2015	2014	Change
Revenues
Lease revenues	$160,165	$123,068	$37,097
Operating property revenues	7,112	4,991	2,121
Reimbursable tenant costs	5,939	6,014	(75)
Lease termination income and other	3,209	1,187	2,022
	176,425	135,260	41,165
Operating Expenses
Depreciation and amortization:
Net-leased properties	63,318	50,529	12,789
Operating properties	1,050	826	224
	64,368	51,355	13,013
Property expenses:
Reimbursable tenant costs	5,939	6,014	(75)
Operating property expenses	5,371	3,685	1,686
Net-leased properties	2,474	3,324	(850)
Property management fees	1,519	1,406	113
	15,303	14,429	874
General and administrative	15,152	8,980	6,172
Stock-based compensation expense	2,455	2,848	(393)
Merger and property acquisition expenses	5,676	29,614	(23,938)
Impairment charges	2,683	—	2,683
	105,637	107,226	(1,589)
Segment Net Operating Income	70,788	28,034	42,754
Other Income and Expenses
Interest expense	(47,949)	(39,075)	(8,874)
Other income and (expenses)	(4,485)	(5,312)	827
Equity in earnings of equity method investments in the Managed Programs and real estate	11,723	14,262	(2,539)
Gain on change in control of interests	—	105,947	(105,947)
	(40,711)	75,822	(116,533)
Income from continuing operations before income taxes	30,077	103,856	(73,779)
Benefit from income taxes	1,273	4,038	(2,765)
Income from continuing operations before gain on sale of real estate	31,350	107,894	(76,544)
Income from discontinued operations, net of tax	—	6,406	(6,406)
Gain on sale of real estate, net of tax	1,185	81	1,104
Net Income from Real Estate Ownership	32,535	114,381	(81,846)
Net income attributable to noncontrolling interests	(2,466)	(1,389)	(1,077)
Net Income from Real Estate Ownership Attributable to W. P. Carey	$30,069	$112,992	$(82,923)

                    W. P. Carey 3/31/2015 10-Q – 48

Lease Composition and Leasing Activities

As of March 31, 2015, 95.0% of our net leases, based on ABR, have rent increases, of which 71.0% have adjustments based on CPI or similar indices and 24.0% have fixed rent increases. CPI and similar rent adjustments are based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. Over the next 12 months, fixed rent escalations are scheduled to increase ABR by an average of 1.9%. We own international investments and, therefore, lease revenues from these investments are also subject to fluctuations in exchange rate movements in foreign currencies.

The following discussion presents a summary of rents on existing properties arising from leases with new tenants, or second generation leases, and renewed leases with existing tenants for the period presented and, therefore, does not include new acquisitions for our portfolio during the period presented.

During the three months ended March 31, 2015, we entered into five new leases with tenants for a total of approximately 0.6 million square feet of leased space. The average rent for the leased space is $4.98 per square foot. We provided tenant improvement allowances on three of these leases totaling $6.7 million. In addition, during the three months ended March 31, 2015, we extended five leases with existing tenants for a total of approximately of 0.6 million square feet of leased space. The estimated average new rent for the leased space is $6.66 per square foot, which is the same as the average old rent. We also provided a tenant improvement allowance on one of these leases of $4.0 million.

                    W. P. Carey 3/31/2015 10-Q – 49

Property Level Contribution

Property level contribution includes lease and operating property revenues, less property expenses, and depreciation and amortization. When a property is leased on a net-lease basis, reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on the property level contribution. The following table presents the property level contribution for our consolidated net-leased and operating properties as well as a reconciliation to Segment net operating income (in thousands):

	Three Months Ended March 31,
	2015	2014	Change
Existing Net-Leased Properties
Lease revenues	$72,124	$75,947	$(3,823)
Property expenses	(571)	(456)	(115)
Depreciation and amortization	(28,621)	(29,824)	1,203
Property level contribution	42,932	45,667	(2,735)
Net-Leased Properties Acquired in the CPA®:16 Merger
Lease revenues	65,474	45,258	20,216
Property expenses	(1,079)	(2,118)	1,039
Depreciation and amortization	(25,905)	(20,090)	(5,815)
Property level contribution	38,490	23,050	15,440
Recently Acquired Net-Leased Properties
Lease revenues	22,312	—	22,312
Property expenses	(751)	—	(751)
Depreciation and amortization	(8,768)	—	(8,768)
Property level contribution	12,793	—	12,793
Properties Sold
Lease revenues	255	1,863	(1,608)
Property expenses	(71)	(750)	679
Depreciation and amortization	(24)	(615)	591
Property level contribution	160	498	(338)
Operating Properties
Revenues	7,112	4,991	2,121
Property expenses	(5,373)	(3,685)	(1,688)
Depreciation and amortization	(1,050)	(826)	(224)
Property level contribution	689	480	209
Property Level Contribution	95,064	69,695	25,369
Add: Lease termination income and other	3,209	1,187	2,022
Less other expenses:
Property management fees	(1,519)	(1,406)	(113)
General and administrative	(15,152)	(8,980)	(6,172)
Stock-based compensation expense	(2,455)	(2,848)	393
Merger and property acquisition expenses	(5,676)	(29,614)	23,938
Impairment charges	(2,683)	—	(2,683)
Segment Net Operating Income	$70,788	$28,034	$42,754

Existing Net-Leased Properties

Existing net-leased properties are those that we acquired prior to January 1, 2014 and that were not sold during the periods presented. For the periods presented, there were 330 existing net-leased properties.

For the three months ended March 31, 2015 as compared to the same period in 2014, property level contribution from existing net-leased properties decreased by $2.7 million, primarily due to a decrease in lease revenues of $3.8 million, partially offset by

                    W. P. Carey 3/31/2015 10-Q – 50

a decrease in depreciation and amortization expense of $1.2 million. Lease revenues decreased due to the impact of tenant activity, including lease restructurings and lease expirations, which resulted in a reduction to lease revenues of approximately $3.0 million. Lease revenues also decreased as a result of the fluctuations in foreign currency exchange rates (primarily the euro), which reduced lease revenues by approximately $2.2 million. These decreases were partially offset by an increase to lease revenues of approximately $1.3 million as a result of scheduled rent increase at several properties. Depreciation and amortization expense decreased as a result of the fluctuations in foreign currency exchange rates.

Net-Leased Properties Acquired in the CPA®:16 Merger

For the periods presented, there were 318 net-leased properties acquired in the CPA®:16 Merger in January 2014 (Note 3).

For the three months ended March 31, 2015, property level contribution from net-leased properties acquired in the CPA®:16 Merger increased by $15.4 million, representing activity for the three months ended March 31, 2015 as compared to activity for the two months ended March 31, 2014.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired subsequent to December 31, 2013.

For the three months ended March 31, 2015 as compared to the same period in 2014, property level contribution from recently acquired net-leased properties increased by $12.8 million, as a result of 12 investments we acquired after March 31, 2014 and through March 31, 2015.

Properties Sold

Properties sold discussed in this section represent only those properties that did not qualify for classification as discontinued operations. We discuss properties sold that did qualify for classification as discontinued operations under Other Revenues and Expenses, Income (Loss) from Discontinued Operations, Net of Tax, below and in Note 15.

For the three months ended March 31, 2015, property level contribution from properties sold was $0.2 million. During the three months ended March 31, 2015, we sold seven properties, four of which were held-for-sale at December 31, 2014.

For the three months ended March 31, 2014, property level contribution from properties sold was $0.5 million. During the three months ended March 31, 2014, we entered into contracts to sell two properties for a total of $17.4 million. We completed the sale of these properties in 2014. In February 2014, a domestic vacant property was foreclosed upon and sold.

Operating Properties

Operating properties consist of our investments in two hotels acquired in the CPA®:16 Merger and two self-storage properties owned as of March 31, 2015.

For the three months ended March 31, 2015 as compared to the same period in 2014, property level contribution from operating properties increased by $0.2 million, primarily due to an increase in property level contribution from the two hotels we acquired in the CPA®:16 Merger in January 2014.

Other Revenues and Expenses

Lease Termination Income and Other

For the three months ended March 31, 2015 as compared to the same period in 2014, Lease termination income and other increased by $2.0 million, primarily due to the early termination of two leases during the first quarter of 2015, for which we received an aggregate of $2.7 million in lease termination income. One of these underlying properties was re-leased to a new tenant with the remainder being marketed for lease.

General and Administrative

As discussed in Note 4, certain personnel costs (i.e. those not related to WPC’s senior management or our investments team) and overhead costs are charged to the CPA® REITs and our Real Estate Ownership Segment based on the trailing 12-month

                    W. P. Carey 3/31/2015 10-Q – 51

reported revenues of the CPA® REITs, CWI, and us. Personnel costs related to our senior management and our investments team are allocated to the CPA® REITs and our Real Estate Ownership Segment based on the trailing 12-month investment volume. We allocate personnel and overhead costs to CWI based on the time incurred by our personnel.

For the three months ended March 31, 2015 as compared to the same period in 2014, general and administrative expenses in the Real Estate Ownership segment increased by $6.2 million. During the three months ended March 31, 2015, we incurred $3.7 million of commissions to investment officers related to our real estate acquisitions, while there were none in the same period in 2014. The remaining increase in general and administrative expenses in the Real Estate Ownership segment primarily relates to a shift in expenses allocable to our owned Real Estate Ownership segment as a result of the CPA®:16 Merger.

Merger and Property Acquisition Expenses

2015 — For the three months ended March 31, 2015, merger and property acquisition expenses were $5.7 million, consisting primarily of acquisition-related expenses incurred on the two investments that were accounted for as business combinations, for which such costs were required to be expensed under current accounting guidance.

2014 — For the three months ended March 31, 2014, merger and property acquisition expenses were $29.6 million, substantially all of which were merger-related expenses incurred in connection with the CPA®:16 Merger.

Impairment Charges

During the three months ended March 31, 2015, we recognized an impairment charge of $1.9 million on a foreign property that may be disposed of due to the decline in the estimated fair value of the property. We also recognized an impairment charge of $0.8 million on a partially vacant domestic property. These impairment charges were recognized in order to reduce the carrying values of the properties to their estimated fair values, which approximated their estimated selling prices. Our impairment charges are more fully described in Note 9.

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

Interest Expense

For the three months ended March 31, 2015 as compared to the same period in 2014, interest expense increased by $8.9 million, primarily due to an increase of $10.2 million in interest expense on our Senior Unsecured Notes as a result of the issuances of the 4.6% Senior Unsecured Notes in March 2014 and the 4.0% Senior Notes and the 2.0% Senior Euro Notes in January 2015. This increase was partially offset by a decrease in interest expense as a result of the fluctuations in foreign currency exchange rates.

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

2015 — For the three months ended March 31, 2015, net other expenses were $4.5 million, primarily due to net realized and unrealized losses of $7.7 million recognized on foreign currency transactions as a result of changes in foreign currency exchange rates. These losses were partially offset by unrealized gains of $2.9 million on the interest rate swaps that did not qualify for hedge accounting.

2014 — For the three months ended March 31, 2014, net other expenses were $5.3 million, primarily due to a loss on extinguishment of debt of $4.7 million recognized in connection with the prepayment of several non-recourse mortgage loans. We also recognized a loss on extinguishment of debt of $1.5 million on the Real Estate Ownership segment in connection with entering into the Second Amended and Restated Credit Agreement in January 2014 and the repayment of the outstanding

                    W. P. Carey 3/31/2015 10-Q – 52

balances of the prior facilities at that time. These losses were partially offset by net realized and unrealized gains totaling $0.4 million on foreign currency transactions as a result of changes in foreign currency exchange rates.

Equity in Earnings of Equity Method Investments in the Managed Programs and Real Estate

Equity in earnings of equity method investments in the Managed Programs and real estate is recognized in accordance with the respective investment agreements for each of our equity method investments. In addition, we are entitled to receive distributions of Available Cash (Note 4) from the operating partnerships of each of the Managed REITs. The net income of our unconsolidated investments fluctuates based on the timing of transactions, such as new leases and property sales, as well as the level of impairment charges. The following table presents the details of our Equity in earnings of equity method investments in the Managed Programs and real estate (in thousands):

	Three Months Ended March 31,
	2015	2014
Equity in earnings of equity method investments in the Managed Programs:
Equity in earnings of equity method investments in the Managed Programs (a)	$12	$470
Other-than-temporary impairment charges on the Special Member Interest in CPA®:16 – Global’s operating partnership, net of related deferred revenue earned (b)	—	(28)
Distributions of Available Cash (c)
CPA®:16 – Global	—	4,751
CPA®:17 – Global	6,064	4,679
CPA®:18 – Global	894	69
CWI	1,848	946
Equity in earnings of equity method investments from the Managed Programs	8,818	10,887
Equity in earnings of other equity method investments in real estate: :
Equity investments acquired in the CPA®:16 Merger (d)	2,362	2,205
Recently acquired equity investment (e)	319	—
Existing equity investments (f)	224	478
Equity investments consolidated after the CPA®:16 Merger (g)	—	692
Total equity in earnings of other equity method investments in real estate	2,905	3,375
Total equity in earnings of equity method investments in the Managed Programs and real estate	$11,723	$14,262
___________

(a)	Amount for the three months ended March 31, 2014 included $0.5 million of equity income from CPA®:16 – Global.

(b)
In May 2011, we acquired the Special Member Interest in CPA®:16 – Global’s operating partnership, which we recorded as an equity investment at fair value with an equal amount recorded as deferred revenue (Note 4). On January 31, 2014, we acquired all the remaining interests in CPA®:16 – Global and now consolidate the operating partnership.

(c)
We are entitled to receive distributions of our share of earnings up to 10% of the Available Cash from the operating partnerships of each of the Managed REITs, as defined in their respective operating partnership agreements. Distributions of Available Cash received and earned from the Managed REITs increased primarily as a result of new investments that they entered into during 2015 and 2014.

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

(f)	Represents equity investments we held prior to January 1, 2014.

(g)	We acquired additional interests in these investments from CPA®:16 – Global in the CPA®:16 Merger. Subsequent to the CPA®:16 Merger, we consolidate these majority-owned or wholly-owned investments.

                    W. P. Carey 3/31/2015 10-Q – 53

Gain on Change in Control of Interests

2014 — In connection with the CPA®:16 Merger in January 2014, we recognized an aggregate gain on change in control of interests of $105.9 million related to the difference between the carrying value and the estimated fair value of our previously-held equity interest in shares of CPA®:16 – Global’s common stock and nine jointly-owned investments, which we consolidate subsequent to the CPA®:16 Merger (Note 3) .

Benefit from Income Taxes

2015 — For the three months ended March 31, 2015, we recognized a benefit from income taxes of $1.3 million, due to $1.9 million of deferred tax benefit associated with basis differences on certain foreign properties, partially offset by $0.7 million of current federal, foreign and state franchise taxes recognized on our domestic TRSs and foreign properties.

2014 — For the three months ended March 31, 2014, we recognized a benefit from income taxes of $4.0 million, primarily due to a $5.5 million deferred tax benefit associated with basis differences on certain foreign properties acquired. This deferred tax benefit was partially offset by an aggregate of $1.1 million of current foreign, state, local and franchise taxes recognized on our domestic and foreign properties.

Income from Discontinued Operations, Net of Tax

The results of operations for properties that have been classified as held-for-sale or have been sold prior to January 1, 2014 and the properties that were acquired as held-for-sale in the CPA®:16 Merger, and with which we have no continuing involvement, are reflected in the consolidated financial statements as discontinued operations (Note 15). During the three months ended March 31, 2014, we sold nine properties that were classified as held-for-sale prior to January 1, 2014. In connection with the CPA®:16 Merger, we purchased ten properties that were classified as held-for-sale from CPA®:16 – Global, three of which were sold during the three months ended March 31, 2014. Results of operations for these properties are included within discontinued operations in the consolidated financial statements.

2015 — The results of operations for the properties sold during 2015 are included in continuing operations as they did not qualify for classification as discontinued operations.

2014 — For the three months ended March 31, 2014, income from discontinued operations, net of tax was $6.4 million, primarily due to income generated from the operations of discontinued properties of $4.6 million and a net gain on the sale of these properties of $3.1 million. The income was partially offset by a net loss on extinguishment of debt of $1.5 million in connection with the repayment of several mortgage loans on the aforementioned disposed properties.

Gain on Sale of Real Estate, Net of Tax

Gain on sale of real estate, net of tax includes the gain on the sale of those properties that did not qualify for classification as discontinued operations (Note 15). Properties that were sold in 2014 that were not classified as held-for-sale at December 31, 2013 or upon acquisition in the CPA®:16 Merger did not qualify for classification as discontinued operations.

2015 — During the three months ended March 31, 2015, we sold seven properties and recognized a net gain on these sales of $1.2 million.

2014 — During the three months ended March 31, 2014, a domestic vacant property was foreclosed upon and sold and we recognized a gain on the sale of $0.1 million.

Net Income from Real Estate Ownership Attributable to W. P. Carey

For the three months ended March 31, 2015 as compared to the same period in 2014, the resulting net income from Real Estate Ownership attributable to W. P. Carey decreased by $82.9 million.

                    W. P. Carey 3/31/2015 10-Q – 54

Investment Management

We earn revenue as the advisor to the Managed REITs. For the periods presented, we acted as advisor to the following affiliated, publicly-owned, non-listed Managed REITs: CPA®:16 – Global (through January 31, 2014), CPA®:17 – Global, CPA®:18 – Global, and CWI.

The following tables present other operating data that management finds useful in evaluating result of operations (dollars in millions):

	March 31, 2015	December 31, 2014
Total properties — Managed REITs	535	519
Assets under management — Managed REITs (a)	$9,544.2	$9,231.8
Cumulative funds raised — CPA®:18 – Global offering (b) (c)	1,242.3	1,143.1
Cumulative funds raised — CWI offerings (b) (d)	1,153.2	1,153.2

	For the Three Months Ended March 31,
	2015	2014
Financings structured — Managed REITs	$294.0	$213.0
Investments structured — Managed REITs (e)	565.8	394.8
Funds raised — CPA®:18 – Global offering (b) (c)	99.2	399.0
Funds raised — CWI offerings (b) (d)	—	17.6
___________

(a)
Represents the estimated fair value of the real estate assets owned by the Managed REITs, which was calculated by us as the advisor to the Managed REITs based in part upon third-party appraisals, plus cash and cash equivalents, less distributions payable.

(b)	Excludes reinvested distributions through each entity’s distribution reinvestment plan.

(c)	Reflects funds raised since the commencement of CPA®:18 – Global’s initial public offering in May 2013. CPA®:18 – closed its initial public offering on April 2, 2015 (Note 4).

(d)	Reflects funds raised in CWI’s initial public offering, which closed on September 15, 2013, and CWI’s follow-on offering, which commenced on December 20, 2013 and closed on December 31, 2014.

(e)	The amounts include acquisition-related costs.

                    W. P. Carey 3/31/2015 10-Q – 55

Below is a summary of comparative results of our Investment Management segment (in thousands):

	Three Months Ended March 31,
	2015	2014	Change
Revenues
Structuring revenue	$21,720	$17,750	$3,970
Asset management revenue	11,159	9,777	1,382
Reimbursable costs	9,607	39,732	(30,125)
Dealer manager fees	1,274	6,676	(5,402)
Disposition and termination revenue	203	—	203
	43,963	73,935	(29,972)
Operating Expenses
General and administrative	14,616	13,691	925
Reimbursable costs from affiliates	9,607	39,732	(30,125)
Stock-based compensation expense	4,554	4,195	359
Subadvisor fees	2,661	18	2,643
Dealer manager fees and expenses	2,372	5,425	(3,053)
Depreciation and amortization	1,032	1,318	(286)
	34,842	64,379	(29,537)
Other Income and Expenses
Other income and (expenses)	179	(328)	507
	179	(328)	507
Income from continuing operations before income taxes	9,300	9,228	72
Provision for income taxes	(3,253)	(6,291)	3,038
Net Income from Investment Management	6,047	2,937	3,110
Net income attributable to noncontrolling interests	—	(189)	189
Net income attributable to redeemable noncontrolling interest	—	(262)	262
Net Income from Investment Management Attributable to W. P. Carey	$6,047	$2,486	$3,561

Structuring Revenue

We earn structuring revenue when we structure investments and debt placement transactions for the Managed REITs. Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation.

For the three months ended March 31, 2015 as compared to the same period in 2014, structuring revenue increased by $4.0 million. Structuring revenue from CWI and CPA®:17 – Global increased by $5.8 million and $3.5 million, respectively, as a result of higher investment volume in the current year period as compared to the same period in the prior year. These increases were partially offset by a $5.2 million decrease in structuring revenue from CPA®:18 – Global as a result of lower investment volume in the current year period as compared to the same period in the prior year.

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

For the three months ended March 31, 2015 as compared to the same period in 2014, asset management revenue increased by $1.4 million. Asset management revenue earned from CWI, CPA®:18 – Global and CPA®:17 – Global increased by $1.2 million, $1.1 million and $0.5 million, respectively, as a result of new investments that these entities entered into during 2014

                    W. P. Carey 3/31/2015 10-Q – 56

and 2015. These increases were partially offset by a decrease of $1.4 million as a result of the cessation of asset management revenue earned from CPA®:16 – Global after the CPA®:16 Merger on January 31, 2014.

Reimbursable Costs

Reimbursable costs represent costs incurred by us on behalf of the Managed REITs, consisting primarily of broker-dealer commissions and marketing and personnel costs, which are reimbursed by the Managed REITs and are reflected as a component of both revenues and expenses.

For the three months ended March 31, 2015 as compared to the same period in 2014, reimbursable costs decreased by $30.1 million, primarily due to a decrease of $28.4 million in commissions paid to broker-dealers related to the CPA®:18 – Global initial public offering, which closed on April 2, 2015, as a result of the corresponding decrease in funds raised in the current year period compared to the prior year period primarily due to the cessation of sales of its class A shares in June 2014. In addition, commissions paid to broker-dealers related to CWI’s follow-on offering, which closed on December 31, 2014, were $1.7 million during the three months ended March 31, 2014.

Dealer Manager Fees

As discussed in Note 4, we earned $0.30 dealer manager fee per share sold in connection with CWI’s initial and follow-on offerings. In addition, we received dealer manager fees, depending on the class of common stock sold, of $0.30 or $0.21 per share sold, for the class A common stock and class C common stock, respectively, in connection with CPA®:18 – Global’s public offering. We also receive a Shareholder Servicing Fee paid in connection with investor purchases of shares of CPA®:18 – Global’s class C common stock. The amount of the Shareholder Servicing Fee is 1% of the purchase price per share (or, once reported, the amount of the estimated NAV per share) for the shares of class C common stock of CPA®:18 – Global sold in the offering. CPA®:18 – Global closed its offering on April 2, 2015. We re-allowed a portion of the dealer manager fees and Shareholder Servicing Fees to selected dealers in the offerings. Dealer manager fees and Shareholder Servicing Fees that were not re-allowed were classified as Dealer manager fees from affiliates in the consolidated financial statements. Dealer manager fees earned are generally offset by costs incurred in connection with the offerings, which are included in Dealer manager fees and expenses in the consolidated financial statements.

For the three months ended March 31, 2015 as compared to the same period in 2014, dealer manager fees decreased by $5.4 million, primarily due to a decrease of $5.0 million in fees earned in connection with the sale of CPA®:18 – Global shares in its initial public offering, due to the corresponding decrease in funds raised in the current year period compared to the prior year period primarily due to the cessation of sales of its class A shares in June 2014. In addition, dealer manager fees earned in connection with CWI’s follow-on offering, which was closed in December 2014, were $0.4 million during the three months ended March 31, 2014.

General and Administrative

As discussed in Note 4, certain personnel costs (i.e. those not related to WPC’s senior management or our investments team) and overhead costs are charged to the CPA® REITs and our Real Estate Ownership Segment based on the trailing 12-month reported revenues of the CPA® REITs, CWI, and us. Personnel costs related to our senior management and our investments team are allocated to the CPA® REITs and our Real Estate Ownership Segment based on the trailing 12-month investment volume. We allocate personnel and overhead costs to CWI based on the time incurred by our personnel.

For the three months ended March 31, 2015 as compared to the same period in 2014, general and administrative expenses increased by $0.9 million, primarily due to an increase in personnel costs. Compensation expense for the Investment Management segment increased by $2.7 million resulting primarily from additional headcount, partially offset by a $1.6 million decrease in commissions paid to investment officers related to acquisitions made on behalf of the Managed REITs. Additionally, a $1.6 million increase in professional fees related to the implementation of a new enterprise resource planning system was almost fully offset by a decrease in other general and administrative expenses allocable to the Investment Management segment resulting from the CPA®16 Merger.

Subadvisor Fees

As discussed in Note 4, we earn investment management revenue from CWI. Pursuant to the terms of the subadvisory agreement we have with the third-party subadvisor in connection with CWI, we pay a subadvisory fee equal to 20% of the amount of fees paid to us by CWI, including but not limited to: acquisition fees, asset management fees, loan refinancing fees,

                    W. P. Carey 3/31/2015 10-Q – 57

property management fees, and subordinated disposition fees, each as defined in the advisory agreement we have with CWI. We also pay to the subadvisor 20% of the net proceeds resulting from any sale, financing, or recapitalization or sale of securities of CWI by us, the advisor.

For the three months ended March 31, 2015 as compared to the same period in 2014, subadvisor fees increased by $2.6 million, primarily as a result of an increase in fees earned from CWI due to higher investment volume in the current period as compared to the same period in the prior year.

Dealer Manager Fees and Expenses

Dealer manager fees earned in the public offerings we manage for the Managed REITs are generally offset by costs incurred in connection with the offerings, which are included in Dealer manager fees and expenses in the consolidated financial statements.

For the three months ended March 31, 2015 as compared to the same period in 2014, dealer manager fees and expenses decreased by $3.1 million, primarily due to a decrease of $2.8 million in expenses paid in connection with the sale of CPA®:18 – Global shares in its initial public offering as a result of a corresponding decrease in funds raised primarily due to the cessation of sales of its class A shares in June 2014. In addition, expenses paid in connection with the sale of CWI shares in its follow-on offering, which was closed in December 31, 2014, was $0.4 million.

Provision for Income Taxes

2015 — For the three months ended March 31, 2015, we recognized a provision for income taxes of $3.3 million, primarily due to pre-tax income recognized by our TRSs in the Investment Management segment.

2014 — For the three months ended March 31, 2014, we recognized a provision for income taxes of $6.3 million, primarily due to pre-tax income recognized by our TRSs in the Investment Management segment, which contributed $1.7 million to provision for income taxes. In addition, provision for income taxes increased by $3.8 million due to a permanent difference from the recognition of deferred revenue as a result of accelerated vesting of shares previously issued by CPA®:16 – Global for asset management and performance fees.

Net Income from Investment Management Attributable to W. P. Carey

For the three months ended March 31, 2015 as compared to the same period in 2014, the resulting net income from Investment Management attributable to W. P. Carey increased by $3.6 million.

Financial Condition

Sources and Uses of Cash During the Period

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund distributions to stockholders. Our cash flows fluctuate from period to period due to a number of factors, which may include, among other things, the timing of our equity and debt offerings, the timing of purchases and sales of real estate, the timing of the receipt of proceeds from, and the repayment of, mortgage loans and receipt of lease revenues, the receipt of the annual installment of deferred acquisition revenue and interest thereon from the CPA® REITs, the receipt of the asset management fees in either shares of the Managed REITs’ common stock or cash, the timing and characterization of distributions from equity investments in real estate and the Managed REITs, the receipt of distributions of Available Cash from the Managed REITs, and changes in foreign currency exchange rates. Despite these fluctuations, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of mortgage loans, unused capacity on our Revolver, net contributions from noncontrolling interests, and the issuance of additional debt or equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

                    W. P. Carey 3/31/2015 10-Q – 58

Operating Activities — Net cash provided by operating activities increased by $23.7 million during the three months ended March 31, 2015 as compared to the same period in 2014, primarily due to increase in operating cash flow generated from the properties we acquired in the CPA®:16 Merger in January 2014 as well as increase in asset management revenue received in cash.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property-related costs.

During the three months ended March 31, 2015, we used $385.6 million to acquire two foreign properties. and we sold seven properties for net proceeds of $13.1 million. Net funds that were invested in and released from lender-held investment accounts totaled $6.9 million. Total capital expenditures on our owned real estate for the three months ended March 31, 2015 were $10.8 million, including $10.4 million used to fund a build-to-suit transaction. We received $10.0 million from the repayment of a note receivable. We also received $1.5 million in distributions from equity investments in real estate and the Managed REITs in excess of cumulative equity income.

Financing Activities — During the three months ended March 31, 2015, gross borrowings under our Senior Unsecured Credit Facility were $291.2 million and repayments were $877.7 million. We received $1.0 billion in net proceeds from the issuances of the 2.0% Senior Euro Notes and 4.0% Senior Notes, which we used primarily to pay off the outstanding balance on the Revolver at that time (Note 11). In connection with the issuances of the aforementioned notes, and the exercise of the Accordion Feature under the Senior Unsecured Credit Facility (Note 11), we incurred financing costs totaling $10.5 million. During the three months ended March 31, 2015, we also made scheduled mortgage loan principal payments of $18.2 million and drew down $8.3 million on a construction loan in relation to a build-to-suit transaction. We paid distributions to stockholders of $99.9 million related to the fourth quarter of 2014 and also paid distributions of $2.4 million to affiliates who hold noncontrolling interests in various entities with us. We recognized windfall tax benefits of $5.3 million in connection with the exercise of employee stock options and the vesting of PSUs and RSUs, which reduced our tax liability to various taxing authorities.

                    W. P. Carey 3/31/2015 10-Q – 59

Summary of Financing

The table below summarizes our non-recourse debt, our Senior Unsecured Credit Facility, and our Senior Unsecured Notes (dollars in thousands):

	March 31, 2015	December 31, 2014
Carrying Value
Fixed rate:
Non-recourse mortgages	$2,082,245	$2,174,604
Senior Unsecured Notes (a)	1,479,473	498,345
	3,561,718	2,672,949
Variable rate: (a)
Revolver	186,131	807,518
Term Loan Facility	250,000	250,000
Non-recourse debt:
Amount subject to interest rate swap and cap	295,618	320,220
Non-recourse mortgages	29,734	24,299
Amount of fixed rate debt subject to interest rate reset features	13,023	13,560
	774,506	1,415,597
	$4,336,224	$4,088,546

Percent of Total Debt
Fixed rate	82%	65%
Variable rate	18%	35%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.7%	5.4%
Variable rate (b)	2.6%	2.0%

____________

(a)
As described in Note 11, in January 2015, we completed the issuances of the 2.0% Senior Euro Notes and the 4.0% Senior Notes. The net proceeds from the issuances of these notes were used primarily to pay down a portion of the amount outstanding under the Revolver.

(b)	The impact of our derivative instruments are reflected in the weighted-average interest rates above.

Cash Resources

At March 31, 2015, our cash resources consisted of the following:

•
Cash and cash equivalents totaling $207.4 million. Of this amount, $74.0 million, at then-current exchange rates, was held in foreign subsidiaries and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

•
Our Revolver, with unused capacity of $1.3 billion, excluding amounts reserved for outstanding letters of credit. Our lender has issued letters of credit totaling $1.1 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under the facility; and

•
We also had unleveraged properties that had an aggregate carrying value of $2.5 billion at March 31, 2015, although there can be no assurance that we would be able to obtain financing for these properties.

We also have the ability to access the capital markets, in the form of additional bond and equity offerings, if necessary.

                    W. P. Carey 3/31/2015 10-Q – 60

Senior Unsecured Credit Facility

Our Senior Unsecured Credit Facility is more fully described in Note 11. A summary of our Senior Unsecured Credit Facility is provided below (in thousands):

	March 31, 2015		December 31, 2014
	Outstanding Balance	Maximum Available	Outstanding Balance	Maximum Available
Revolver	$186,131	$1,500,000	$807,518	$1,000,000
Term Loan Facility	250,000	250,000	250,000	250,000

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new properties, paying distributions to our stockholders and distributions to our affiliates that hold noncontrolling interests in entities we control, making scheduled interest payments on the Senior Unsecured Notes and scheduled mortgage loan principal payments, including mortgage balloon payments totaling $176.7 million and $11.0 million on our consolidated and unconsolidated mortgage loan obligations, respectively, as well as other normal recurring operating expenses.

We expect to fund future investments, build-to-suit commitments, any capital expenditures on existing properties, scheduled debt maturities on non-recourse mortgage loans and any loans to the Managed REITs through cash generated from operations, the use of our cash reserves or unused amounts on our Revolver, and/or additional equity or debt offerings.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at March 31, 2015 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$2,414,147	$244,884	$1,119,212	$254,060	$795,991
Senior Unsecured Notes — principal (a) (c)	1,487,950	—	—	—	1,487,950
Senior Unsecured Credit Facility — principal (d)	436,131	250,000	186,131	—	—
Interest on borrowings (b)	968,779	184,031	283,591	201,183	299,974
Operating and other lease commitments (e)	99,947	6,295	12,931	13,055	67,666
Build-to-suit commitments (f) (g)	27,657	14,926	9,881	2,850	—
Property improvement commitments	3,816	3,816	—	—	—
	$5,438,427	$703,952	$1,611,746	$471,148	$2,651,581

___________

(a)
 Excludes the unamortized discount on the Senior Unsecured Notes of $8.5 million and the unamortized fair market value adjustment of $6.5 million resulting from the assumption of property-level debt in connection with the CPA®:15 Merger and CPA®:16 Merger (Note 11).

(b)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at March 31, 2015.

(c)	Our Senior Unsecured Notes are scheduled to mature from 2023 through 2025.

(d)	Our Revolver is scheduled to mature on January 31, 2018 and our Term Loan Facility is scheduled to mature on January 31, 2016 unless otherwise extended pursuant to their terms.

(e)
Operating and other lease commitments consist primarily of rental obligations under ground leases and the future minimum rents payable on the lease for our principal offices. Pursuant to their respective advisory agreements with us, we are reimbursed by the Managed REITs for their share of overhead costs, which includes a portion of those future minimum rent amounts. Our operating lease commitments are presented net of $8.5 million, which the Managed REITs will reimburse us.

(f)
Represents a build-to-suit transaction we entered into in December 2013 for the construction of an office building located in Germany. Amount is based on the exchange rate of the euro at March 31, 2015.

                    W. P. Carey 3/31/2015 10-Q – 61

(g)	In connection with an investment in Australia, we committed to fund a tenant expansion allowance of $12.7 million. Amount is based on the exchange rate of the Australian Dollar at March 31, 2015.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at March 31, 2015, which consisted primarily of the euro. At March 31, 2015, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

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

We modify the NAREIT computation of FFO to include other adjustments to GAAP net income to adjust for certain non-cash charges such as amortization of real estate-related intangibles, deferred income tax benefits and expenses, straight-line rents, stock compensation, gains or losses from extinguishment of debt and deconsolidation of subsidiaries and unrealized foreign currency exchange gains and losses. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. Additionally, we exclude acquisition expenses and non-core expenses such as merger expenses. Merger expenses are related to the CPA®:16 Merger. We also exclude realized gains/losses on foreign exchange, which are not considered fundamental attributes of our business plan and do not affect our overall long-term operating performance. We refer to our modified definition of FFO as AFFO. We exclude these items from GAAP net income as they are not the primary drivers in our decision making process and excluding those items provides investors a view of our portfolio performance over time and make it more comparable to other REITs which are currently not engaged in acquisitions, mergers and restructuring which are not part of our normal business operations. We use AFFO as one measure of our operating performance when we formulate corporate goals, evaluate the effectiveness of our strategies, and determine executive compensation.

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

                    W. P. Carey 3/31/2015 10-Q – 62

FFO and AFFO were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income attributable to W. P. Carey	$36,116	$115,478
Adjustments:
Depreciation and amortization of real property	63,891	51,620
Impairment charges	2,683	—
Gain on sale of real estate, net	(1,185)	(3,176)
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(2,653)	(3,492)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	1,278	1,265
Total adjustments	64,014	46,217
FFO (as defined by NAREIT)	100,130	161,695
Adjustments:
Above- and below-market rent intangible lease amortization, net	13,750	13,486
Stock-based compensation	7,009	7,043
Other amortization and non-cash charges (a)	6,690	855
Merger and property acquisition expenses (b)	5,676	43,479
Straight-line and other rent adjustments	(2,937)	(2,669)
Tax benefit – deferred and other non-cash charges	(1,745)	(10,930)
Amortization of deferred financing costs	1,165	1,025
Realized (gains) losses on foreign currency, derivatives, and other (c)	(554)	661
Gain on change in control of interests (d)	—	(105,947)
Loss on extinguishment of debt	—	7,992
Other gains, net	—	34
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at AFFO:
AFFO adjustments to equity earnings from equity investments	1,137	2,936
Straight-line rent and other rent adjustments	(175)	(102)
Other amortization and non-cash charges	73	93
Above- and below-market rent intangible lease amortization, net	(35)	14
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	(214)	(1,417)
Total adjustments	29,840	(43,447)
AFFO	$129,970	$118,248

Summary
FFO — as defined by NAREIT	$100,130	$161,695
AFFO	$129,970	$118,248
__________

(a)	Represents primarily unrealized gains and losses from foreign exchange and derivatives, as well as amounts for the amortization of contracts.

(b)
Amount for the three months ended March 31, 2014 includes reported merger costs as well as income tax expense incurred in connection with the CPA®:16 Merger. Income tax expense incurred in connection with the CPA®:16 Merger represents the current portion of income tax expense including the permanent difference incurred upon recognition of deferred revenue associated with the accelerated vesting of shares previously issued by CPA®:16 – Global for asset management and performance fees.

                    W. P. Carey 3/31/2015 10-Q – 63

(c)
Effective January 1, 2015, we no longer adjust for realized gains or losses on foreign currency derivatives. For the three months ended March 31, 2014, realized losses on foreign exchange derivatives was $0.4 million.

(d)
Gain on change in control of interests for the three months ended March 31, 2014 represents a gain of $75.7 million recognized on our previously-held interest in shares of CPA®:16 – Global common stock and a gain of $30.2 million recognized on the purchase of the remaining interests in nine investments from CPA®:16 – Global, which we had previously accounted for under the equity method.

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners obtained, and may in the future obtain, variable-rate non-recourse mortgage loans and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of the loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At March 31, 2015, we estimated that the total fair value of our interest rate swaps and caps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $11.9 million (Note 10).

At March 31, 2015, a significant portion (approximately 89%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at March 31, 2015 ranged from 2.0% to 11.5%. The contractual annual interest rates on our variable-rate debt at March 31, 2015 ranged from 1.0% to 7.6%. Our debt obligations are more fully described under Financial Condition – Summary of Financing, in Item 2 above. The following table presents principal cash outflows for the remainder of 2015, each of the next four calendar years following

                    W. P. Carey 3/31/2015 10-Q – 64

December 31, 2015, and thereafter, based upon expected maturity dates of our debt obligations outstanding at March 31, 2015 (in thousands):

	2015 (remainder)	2016	2017	2018	2019	Thereafter	Total	Fair value
Fixed-rate debt (a)	$149,097	$293,667	$681,726	$132,948	$85,785	$2,221,379	$3,564,602	$3,643,643
Variable-rate debt (a)	$36,406	$263,068	$59,945	$317,919	$13,248	$83,040	$773,626	$768,813
___________

(a)	Amounts are based on the exchange rate at March 31, 2015, as applicable.

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or that has been subject to interest rate caps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at March 31, 2015 by an aggregate increase of $95.1 million or an aggregate decrease of $96.7 million, respectively. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed-rates at March 31, 2015 would increase or decrease by $4.7 million for each respective 1% change in annual interest rates. As more fully described under Financial Condition – Summary of Financing in Item 2 above, a portion of the debt classified as variable-rate debt in the tables above bore interest at fixed rates at March 31, 2015 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own foreign investments, primarily in the European Union, Asia, and Australia, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, and the Australian dollar, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the net cash flow from that investment. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. As part of our investment strategy, we make intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short term loans, are included in the determination of net income. For the three months ended March 31, 2015, we recognized net foreign currency transaction losses (included in Other income and (expenses) in the consolidated financial statements) of $7.7 million primarily due to the strengthening of the U.S. dollar relative to the euro.  The end-of-period rate for the U.S. dollar  in relation to the euro at March 31, 2015 decreased by 11.5% to $1.0759 from $1.2156 at December 31, 2014.

We enter into foreign currency forward contracts and collars to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. The net estimated fair value of our foreign currency forward contracts and collars, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net asset position of $47.8 million at March 31, 2015. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also issued senior unsecured notes denominated in euro and have the ability to borrow against the Revolver in foreign currencies. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

                    W. P. Carey 3/31/2015 10-Q – 65

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations as of March 31, 2015, for the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter are as follows (in thousands):

Lease Revenues (a)	2015 (remainder)	2016	2017	2018	2019	Thereafter	Total
Euro (c)	$141,301	$185,644	$176,778	$164,662	$147,519	$1,251,593	$2,067,497
British pound sterling (d)	27,420	36,487	36,446	36,553	36,756	385,731	559,393
Australian dollar (e)	7,651	10,183	10,155	10,155	10,155	150,737	199,036
Other foreign currencies (f)	12,338	16,574	16,702	16,855	17,272	112,882	192,623
	$188,710	$248,888	$240,081	$228,225	$211,702	$1,900,943	$3,018,549

Scheduled debt service payments (principal and interest) for mortgage notes payable for our foreign operations as of March 31, 2015, for the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter are as follows (in thousands):

Debt service (a) (b)	2015 (remainder)	2016	2017	2018	2019	Thereafter	Total
Euro (c)	$141,973	$183,092	$367,223	$324,944	$18,798	$626,290	$1,662,320
British pound sterling (d)	16,332	928	928	928	928	14,667	34,711
Other foreign currencies (f)	2,319	3,062	7,563	10,230	763	3,925	27,862
	$160,624	$187,082	$375,714	$336,102	$20,489	$644,882	$1,724,893

__________

(a)	Amounts are based on the applicable exchange rates at March 31, 2015. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at March 31, 2015.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property level cash flow at March 31, 2015 of $4.1 million. Amounts included the equivalent of $186.1 million borrowed in euro under the Revolver, which is scheduled to mature on January 31, 2018 unless extended pursuant to its terms (Note 11), and the equivalent of $539.0 million of 2.0% Senior Euro Notes outstanding maturing in January 2023 (Note 11).

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property level cash flow at March 31, 2015 of $5.2 million.

(e)
We estimate that, for a 1% increase or decrease in the exchange rate between the Australian dollar and the U.S. dollar, there would be a corresponding change in the projected estimated property level cash flow at March 31, 2015 of $1.7 million.

(f)	Other foreign currencies consist of the Canadian dollar, the Malaysian ringgit, the Swedish krona, Norwegian Krone and the Thai baht.

As a result of scheduled balloon payments on our international non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2017 and 2018. In 2017 and 2018, balloon payments totaling $339.4 million and $127.2 million are due on ten and five non-recourse mortgage loans, respectively, that are collateralized by properties that we own with affiliates. We currently anticipate that, by their respective due dates, we will have repaid or refinanced certain of these loans, but there can be no assurance that we will be able to refinance these loans on favorable terms, if at all. If refinancing has not occurred, we would expect to use our cash resources, including unused capacity on our Revolver, to make these payments, if necessary. Additionally, our Revolver is scheduled to mature on January 31, 2018 unless extended pursuant to its terms. At March 31, 2015, the amount borrowed in euro outstanding under the Revolver was the equivalent of $186.1 million.

                    W. P. Carey 3/31/2015 10-Q – 66

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our ABR as of March 31, 2015, in certain areas.

The majority of our directly owned real estate properties and related loans are located in the United States (65%), and no individual foreign country represented a significant geographic concentration greater than 10% of our ABR at March 31, 2015. No individual tenant accounted for more than 10% of our ABR at March 31, 2015. At March 31, 2015, our directly owned real estate properties contained significant concentrations in the following asset types: office (30%), industrial (25%), warehouse (18%) and retail (15%); and in the following tenant industry: retail store (20%).

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2015 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

In January 2015, we implemented an enterprise resource planning system and accordingly we have updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and to take advantage of enhanced automated controls provided by the new system. We have taken the necessary steps for establishing and maintaining effective internal control over financial reporting as of March 31, 2015.

Other than as expressly noted above, there have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                    W. P. Carey 3/31/2015 10-Q – 67

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

We are including the following additional risk factor, which should be read in conjunction with our description of risk factors provided in Part I, Item 1A. Risk Factors in our 2014 Annual Report:

The DOL’s proposed regulation expanding the definition of fiduciary investment advice under ERISA could adversely affect our financial condition and results of operations.

On April 14, 2015, the DOL issued its re-proposed regulation addressing when a person providing investment advice with respect to an employee benefit plan or individual retirement account is considered to be a fiduciary under ERISA and the Internal Revenue Code. The new proposal offers a broader definition of fiduciary investment advice covering specific recommendations on investments, investment management, the selection of persons to provide investment advice or management, and appraisals in connection with investment decisions, thereby expanding the group that would be considered investment advice fiduciaries under ERISA. The proposed regulation is subject to a 75-day notice and public comment period ending on July 6, 2015 (75 days after the proposed regulation was published in the Federal Register). The DOL has announced that there will be a public hearing within 30 days after the end of the public comment period and that the comment period will be reopened after the hearing. We cannot predict whether or when the regulation may be finalized, or how any final regulation may differ from the proposed regulation. If the final regulation is issued with provisions substantially similar to the proposed regulation, it could impact our ability to raise funds on behalf of the Managed Programs through their public offerings and their operations, as well as the fees we earn by serving as their advisor, which could adversely affect our financial condition and results of operations. We are currently analyzing the potential impact of the proposed regulation.

                    W. P. Carey 3/31/2015 10-Q – 68

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
4.1	Second Supplemental Indenture, dated as of January 21, 2015, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 21, 2015
4.2	Form of Note representing €500 Million Aggregate Principal Amount of 2.000% Senior Euro Notes due 2023	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 21, 2015
4.3	Third Supplemental Indenture, dated January 26, 2015, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 26, 2015
4.4	Form of Note representing $450 Million Aggregate Principal Amount of 4.000% Senior Notes due 2025	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 26, 2015
10.1	Amended and Restated Advisory Agreement dated as of January 1, 2015 among Corporate Property Associates 17 – Global Incorporated, CPA:17 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.12 to the Annual Report on Form10-K filed on March 2, 2015
10.2	Amended and Restated Advisory Agreement, dated as of January 1, 2015 by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.15 to the Annual Report on Form10-K filed on March 2, 2015
10.3	Third Amendment to the Senior Unsecured Credit Facility dated as of January 15, 2015	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 20, 2015
10.4	Employment Agreement dated as of January 15, 2015, by and among W. P. Carey Inc. and Trevor P. Bond*	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 16, 2015
10.5	Advisory Agreement, dated as of February 9, 2015 among Cary Watermark Investors 2 Incorporated, CWI2 OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.25 to the Annual Report on Form10-K filed on March 2, 2015
10.6	Dealer Manager Agreement dated as of February 9, 2015 by and between Carey Watermark Investors 2 Incorporated and Carey Financial, LLC	Incorporated by reference to Exhibit 10.26 to the Annual Report on Form10-K filed on March 2, 2015
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101
The following materials from W. P. Carey Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Equity for the three months ended March 31, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.
Filed herewith
______________________
*The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b)(10)(iii) of SEC Regulation S-K.

                    W. P. Carey 3/31/2015 10-Q – 69

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.
Date:	May 18, 2015
		By:	/s/ Catherine D. Rice
Catherine D. Rice
Chief Financial Officer
(Principal Financial Officer)

Date:	May 18, 2015
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

                    W. P. Carey 3/31/2015 10-Q – 70

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
4.1	Second Supplemental Indenture, dated as of January 21, 2015, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 21, 2015
4.2	Form of Note representing €500 Million Aggregate Principal Amount of 2.000% Senior Euro Notes due 2023	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 21, 2015
4.3	Third Supplemental Indenture, dated January 26, 2015, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 26, 2015
4.4	Form of Note representing $450 Million Aggregate Principal Amount of 4.000% Senior Notes due 2025	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 26, 2015
10.1	Amended and Restated Advisory Agreement dated as of January 1, 2015 among Corporate Property Associates 17 – Global Incorporated, CPA:17 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.12 to the Annual Report on Form10-K filed on March 2, 2015
10.2	Amended and Restated Advisory Agreement, dated as of January 1, 2015 by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.15 to the Annual Report on Form10-K filed on March 2, 2015
10.3	Third Amendment to the Senior Unsecured Credit Facility dated as of January 15, 2015	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 20, 2015
10.4	Employment Agreement dated as of January 15, 2015, by and among W. P. Carey Inc. and Trevor P. Bond*	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 16, 2015
10.5	Advisory Agreement, dated as of February 9, 2015 among Cary Watermark Investors 2 Incorporated, CWI2 OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.25 to the Annual Report on Form10-K filed on March 2, 2015
10.6	Dealer Manager Agreement dated as of February 9, 2015 by and between Carey Watermark Investors 2 Incorporated and Carey Financial, LLC	Incorporated by reference to Exhibit 10.26 to the Annual Report on Form10-K filed on March 2, 2015
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101
The following materials from W. P. Carey Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Equity for the three months ended March 31, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.
Filed herewith
______________________
*The referenced exhibit is a management contract or compensation plan or arrangement described in Item 601(b)(10)(iii) of SEC Regulation S-K.