Form 10-Q
period 2015-06-30
W. P. Carey Inc.
filed 2015-08-07
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
or

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

Registrant has 104,398,173 shares of common stock, $0.001 par value, outstanding at July 31, 2015.

INDEX

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding capital markets, tenant credit quality, general economic overview, our expected range of Adjusted funds from operations, or AFFO, our corporate strategy, our capital structure, our portfolio lease terms, our international exposure and acquisition volume, our expectations about tenant bankruptcies and interest coverage, statements regarding estimated or future economic performance and results, including our underlying assumptions, occupancy rate, credit ratings, and possible new acquisitions by us and our investment management programs, the Managed REITs discussed herein, including their earnings, statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust, or REIT, the amount and timing of any future dividends, our existing or future leverage and debt service obligations, our ability to sell shares under our “at the market” program and the use of any such proceeds from that program, our future prospects for growth, our projected assets under management, our future capital expenditure levels, our historical and anticipated funds from operations, our future financing transactions, our estimates of growth, and our plans to fund our future liquidity needs. These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition, liquidity, results of operations, AFFO, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on March 2, 2015, as amended by a Form 10-K/A filed with the SEC on March 17, 2015, or the 2014 Annual Report, and Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 as filed with the SEC on May 18, 2015. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, potential investors are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

W. P. Carey 6/30/2015 10-Q – 1

PART I
Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
Assets
Investments in real estate:
Real estate, at cost (inclusive of $183,810 and $184,417, respectively, attributable to variable interest entities, or VIEs)	$5,296,054	$5,006,682
Operating real estate, at cost (inclusive of $38,714 and $38,714, respectively, attributable to VIEs)	85,237	84,885
Accumulated depreciation (inclusive of $23,552 and $19,982, respectively, attributable to VIEs)	(324,136)	(258,493)
Net investments in properties	5,057,155	4,833,074
Net investments in direct financing leases (inclusive of $59,829 and $61,609, respectively, attributable to VIEs)	783,832	816,226
Assets held for sale	—	7,255
Net investments in real estate	5,840,987	5,656,555
Cash and cash equivalents (inclusive of $1,749 and $2,652, respectively, attributable to VIEs)	233,629	198,683
Equity investments in the Managed Programs and real estate	263,418	249,403
Due from affiliates	176,796	34,477
Goodwill	687,084	692,415
In-place lease and tenant relationship intangible assets, net (inclusive of $19,513 and $21,267, respectively, attributable to VIEs)	948,547	993,819
Above-market rent intangible assets, net (inclusive of $12,784 and $13,767, respectively, attributable to VIEs)	498,746	522,797
Other assets, net (inclusive of $18,775 and $18,603, respectively, attributable to VIEs)	318,397	300,330
Total assets	$8,967,604	$8,648,479
Liabilities and Equity
Liabilities:
Non-recourse debt, net (inclusive of $122,712 and $125,226, respectively, attributable to VIEs)	$2,443,212	$2,532,683
Senior Unsecured Credit Facility - Revolver	350,234	807,518
Senior Unsecured Credit Facility - Term Loan	250,000	250,000
Senior Unsecured Notes, net	1,501,061	498,345
Below-market rent and other intangible liabilities, net (inclusive of $8,830 and $9,305, respectively, attributable to VIEs)	171,544	175,070
Accounts payable, accrued expenses and other liabilities (inclusive of $4,012 and $5,573, respectively, attributable to VIEs)	312,521	293,846
Deferred income taxes (inclusive of $535 and $587, respectively, attributable to VIEs)	89,036	94,133
Distributions payable	101,517	100,078
Total liabilities	5,219,125	4,751,673
Redeemable noncontrolling interest	13,374	6,071
Commitments and contingencies (Note 13)
Equity:
W. P. Carey stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 105,421,626 and 105,085,069 shares issued, respectively; and 104,377,210 and 104,040,653 shares outstanding, respectively	105	105
Additional paid-in capital	4,298,574	4,322,273
Distributions in excess of accumulated earnings	(575,404)	(465,606)
Deferred compensation obligation	57,395	30,624
Accumulated other comprehensive loss	(120,777)	(75,559)
Less: treasury stock at cost, 1,044,416 shares	(60,948)	(60,948)
Total W. P. Carey stockholders’ equity	3,598,945	3,750,889
Noncontrolling interests	136,160	139,846
Total equity	3,735,105	3,890,735
Total liabilities and equity	$8,967,604	$8,648,479

 See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2015 10-Q – 2

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Real estate revenues:
Lease revenues	$162,574	$148,253	$322,739	$271,320
Operating property revenues	8,426	8,251	15,538	13,244
Reimbursable tenant costs	6,130	5,749	12,069	11,763
Lease termination income and other	3,122	14,988	6,331	16,175
	180,252	177,241	356,677	312,502
Revenues from the Managed Programs:
Structuring revenue	37,808	17,254	59,528	35,005
Asset management revenue	12,073	9,045	23,232	18,822
Reimbursable costs	7,639	41,925	17,246	81,657
Dealer manager fees	307	7,949	1,581	14,626
Incentive, termination and subordinated disposition revenue	—	—	203	—
	57,827	76,173	101,790	150,110
	238,079	253,414	458,467	462,612
Operating Expenses
Depreciation and amortization	65,166	63,445	130,566	116,118
General and administrative	26,376	19,134	56,144	41,804
Reimbursable tenant and affiliate costs	13,769	47,674	29,315	93,420
Property expenses, excluding reimbursable tenant costs	11,020	11,211	20,384	19,630
Stock-based compensation expense	5,089	7,957	12,098	15,000
Subadvisor fees	4,147	2,451	6,808	2,469
Dealer manager fees and expenses	2,327	6,285	4,699	11,710
Merger and property acquisition expenses	1,897	1,137	7,573	30,751
Impairment charges	591	2,066	3,274	2,066
	130,382	161,360	270,861	332,968
Other Income and Expenses
Interest expense	(47,693)	(47,733)	(95,642)	(86,808)
Equity in earnings of equity method investments in the Managed Programs and real estate	14,272	9,452	25,995	23,714
Other income and (expenses)	7,641	(1,378)	3,335	(7,019)
Gain on change in control of interests	—	—	—	105,947
	(25,780)	(39,659)	(66,312)	35,834
Income from continuing operations before income taxes and gain (loss) on sale of real estate	81,917	52,395	121,294	165,478
Provision for income taxes	(15,010)	(8,021)	(16,990)	(10,274)
Income from continuing operations before gain (loss) on sale of real estate	66,907	44,374	104,304	155,204
Income from discontinued operations, net of tax	—	26,421	—	32,828
Gain (loss) on sale of real estate, net of tax	16	(3,823)	1,201	(3,743)
Net Income	66,923	66,972	105,505	184,289
Net income attributable to noncontrolling interests	(3,575)	(2,344)	(6,041)	(3,921)
Net loss (income) attributable to redeemable noncontrolling interest	—	111	—	(151)
Net Income Attributable to W. P. Carey	$63,348	$64,739	$99,464	$180,217
Basic Earnings Per Share
Income from continuing operations attributable to W. P. Carey	$0.60	$0.38	$0.94	$1.55
Income from discontinued operations attributable to W. P. Carey	—	0.26	—	0.34
Net Income Attributable to W. P. Carey	$0.60	$0.64	$0.94	$1.89
Diluted Earnings Per Share
Income from continuing operations attributable to W. P. Carey	$0.59	$0.38	$0.93	$1.53
Income from discontinued operations attributable to W. P. Carey	—	0.26	—	0.34
Net Income Attributable to W. P. Carey	$0.59	$0.64	$0.93	$1.87
Weighted-Average Shares Outstanding
Basic	105,764,032	100,236,362	105,532,976	94,855,067
Diluted	106,281,983	100,995,225	106,355,402	95,857,916
Amounts Attributable to W. P. Carey
Income from continuing operations, net of tax	$63,348	$38,275	$99,464	$147,211
Income from discontinued operations, net of tax	—	26,464	—	33,006
Net Income	$63,348	$64,739	$99,464	$180,217
Distributions Declared Per Share	$0.9540	$0.9000	$1.9065	$1.7950

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2015 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income	$66,923	$66,972	$105,505	$184,289
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	48,090	(1,590)	(65,989)	2,956
Realized and unrealized (loss) gain on derivative instruments	(9,619)	(1,767)	17,199	(4,564)
Change in unrealized (loss) gain on marketable securities	—	(5)	14	12
	38,471	(3,362)	(48,776)	(1,596)
Comprehensive Income	105,394	63,610	56,729	182,693

Amounts Attributable to Noncontrolling Interests
Net income	(3,575)	(2,344)	(6,041)	(3,921)
Foreign currency translation adjustments	(1,585)	113	3,558	448
Comprehensive income attributable to noncontrolling interests	(5,160)	(2,231)	(2,483)	(3,473)
Amounts Attributable to Redeemable Noncontrolling Interest
Net loss (income)	—	111	—	(151)
Foreign currency translation adjustments	—	21	—	27
Comprehensive loss (income) attributable to redeemable noncontrolling interest	—	132	—	(124)
Comprehensive Income Attributable to W. P. Carey	$100,234	$61,511	$54,246	$179,096

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2015 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Six Months Ended June 30, 2015
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other		Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	Treasury	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Income (Loss)	Stock	Stockholders	Interests	Total
Balance at January 1, 2015	104,040,653	$105	$4,322,273	$(465,606)	$30,624	$(75,559)	$(60,948)	$3,750,889	$139,846	$3,890,735
Contributions from noncontrolling interests								—	483	483
Exercise of stock options and employee purchases under the employee share purchase plan	4,738	—	256					256		256
Grants issued in connection with services rendered	288,142	—	(14,533)					(14,533)		(14,533)
Shares issued under share incentive plans	43,677	—	(870)					(870)		(870)
Deferral of vested shares			(24,935)		24,935			—		—
Windfall tax benefits - share incentive plans			6,524					6,524		6,524
Amortization of stock-based compensation expense			12,098					12,098		12,098
Redemption value adjustment			(7,303)					(7,303)		(7,303)
Distributions to noncontrolling interests								—	(6,652)	(6,652)
Distributions declared ($1.9065 per share)			5,064	(209,262)	1,836			(202,362)		(202,362)
Net income				99,464				99,464	6,041	105,505
Other comprehensive income (loss):
Foreign currency translation adjustments						(62,431)		(62,431)	(3,558)	(65,989)
Realized and unrealized gain on derivative instruments						17,199		17,199		17,199
Change in unrealized gain on marketable securities						14		14		14
Balance at June 30, 2015	104,377,210	$105	$4,298,574	$(575,404)	$57,395	$(120,777)	$(60,948)	$3,598,945	$136,160	$3,735,105

W. P. Carey 6/30/2015 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
Six Months Ended June 30, 2014
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other		Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	Treasury	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Income (Loss)	Stock	Stockholders	Interests	Total
Balance at January 1, 2014	68,266,570	$69	$2,256,503	$(318,577)	$11,354	$15,336	$(60,270)	$1,904,415	$298,316	$2,202,731
Shares issued to stockholders of CPA®:16 – Global in connection with the CPA®:16 Merger	30,729,878	31	1,815,490					1,815,521		1,815,521
Purchase of the remaining interests in less-than-wholly-owned investments that we already consolidate in connection with the CPA®:16 Merger			(41,374)					(41,374)	(239,562)	(280,936)
Purchase of noncontrolling interests in connection with the CPA®:16 Merger								—	99,947	99,947
Exercise of stock options and employee purchases under the employee share purchase plan	23,506		1,184					1,184		1,184
Grants issued in connection with services rendered	352,188		(15,736)					(15,736)		(15,736)
Shares issued under share incentive plans	18,683		(534)					(534)		(534)
Deferral of vested shares			(15,428)		15,428			—		—
Windfall tax benefits - share incentive plans			5,449					5,449		5,449
Amortization of stock-based compensation expense			15,000					15,000		15,000
Redemption value adjustment			306					306		306
Distributions to noncontrolling interests								—	(11,185)	(11,185)
Distributions declared ($1.7950 per share)			3,179	(187,798)	3,842			(180,777)		(180,777)
Purchase of treasury stock from related party	(11,037)						(678)	(678)		(678)
Foreign currency translation								—	4	4
Net income				180,217				180,217	3,921	184,138
Other comprehensive income (loss):
Foreign currency translation adjustments						3,431		3,431	(448)	2,983
Realized and unrealized loss on derivative instruments						(4,564)		(4,564)		(4,564)
Change in unrealized gain on marketable securities						12		12		12
Balance at June 30, 2014	99,379,788	$100	$4,024,039	$(326,158)	$30,624	$14,215	$(60,948)	$3,681,872	$150,993	$3,832,865

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2015 10-Q – 6

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows — Operating Activities
Net income	$105,505	$184,289
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	134,129	123,908
Straight-line rent and amortization of rent-related intangibles	19,793	23,350
Stock-based compensation expense	12,098	15,000
Management income received in shares of Managed REITs and other	(10,699)	(18,045)
Impairment charges	3,274	2,066
Realized and unrealized loss (gain) on foreign currency transactions, derivatives, extinguishment of debt and other	1,452	(1,756)
Equity in earnings of equity method investments in the Managed Programs and real estate in excess of distributions received	(1,417)	(1,815)
Gain on sale of real estate	(1,201)	(23,930)
Gain on change in control of interests	—	(105,947)
Amortization of deferred revenue	—	(786)
Changes in assets and liabilities:
Increase in structuring revenue receivable	(17,896)	(10,842)
Payments for withholding taxes upon delivery of equity-based awards and exercises of stock options	(15,402)	(16,271)
Deferred acquisition revenue received	14,084	11,153
Net changes in other operating assets and liabilities	(27,668)	(11,737)
Net Cash Provided by Operating Activities	216,052	168,637
Cash Flows — Investing Activities
Purchases of real estate	(435,915)	(88,334)
Funding of loans to affiliates	(122,447)	(11,000)
Change in investing restricted cash	31,692	(103,116)
Proceeds from sale of real estate	24,016	280,795
Investment in real estate under construction	(21,638)	(2,835)
Proceeds from repayment of note receivable	9,964	—
Capital contribution to equity investments in real estate	(8,643)	(459)
Distributions received from equity investments in the Managed Programs and real estate in excess of equity income	3,383	8,889
Capital expenditures on corporate assets	(2,312)	(8,637)
Capital expenditures on owned real estate	(2,026)	(2,005)
Other investing activities, net	977	740
Cash acquired in connection with the CPA®:16 Merger	—	65,429
Purchase of securities	—	(7,664)
Cash paid to stockholders of CPA®:16 – Global in the CPA®:16 Merger	—	(1,338)
Proceeds from repayment of short-term loan to affiliate	—	1,155
Net Cash (Used in) Provided by Investing Activities	(522,949)	131,620
Cash Flows — Financing Activities
Proceeds from issuance of Senior Unsecured Notes	1,022,303	498,195
Repayments of Senior Unsecured Credit Facility	(913,868)	(1,310,000)
Proceeds from Senior Unsecured Credit Facility	484,122	1,042,627
Distributions paid	(200,915)	(158,312)
Scheduled payments of mortgage principal	(36,095)	(61,608)
Proceeds from mortgage financing	17,778	6,550
Payment of financing costs	(10,886)	(12,192)
Distributions paid to noncontrolling interests	(6,652)	(12,026)
Windfall tax benefit associated with stock-based compensation awards	6,524	5,449
Contributions from noncontrolling interests	483	314
Change in financing restricted cash	(342)	(588)
Proceeds from exercise of stock options and employee purchases under the employee share purchase plan	256	1,184
Prepayments of mortgage principal	—	(201,820)
Purchase of treasury stock from related party	—	(677)
Net Cash Provided by (Used in) Financing Activities	362,708	(202,904)
Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(20,865)	99
Net increase in cash and cash equivalents	34,946	97,452
Cash and cash equivalents, beginning of period	198,683	117,519
Cash and cash equivalents, end of period	$233,629	$214,971

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2015 10-Q – 7

W. P. CAREY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business and Organization

W. P. Carey Inc., or W. P. Carey, is, together with its consolidated subsidiaries and predecessors, a REIT that provides long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and manages a global investment portfolio. We invest primarily in commercial properties domestically and internationally. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which generally requires each tenant to pay substantially all of the costs associated with operating and maintaining the property. Through our taxable REIT subsidiaries, or TRSs, we also earn revenue as the advisor to publicly-owned, non-listed REITs, which are sponsored by us under the Corporate Property Associates, or CPA®, brand name that invest in similar properties. At June 30, 2015, we were the advisor to Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global, and Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global. We were also the advisor to Corporate Property Associates 16 – Global Incorporated, or CPA®:16 – Global, until its merger with us on January 31, 2014. We refer to CPA®:16 – Global, CPA®:17 – Global, and CPA®:18 – Global together as the CPA® REITs. At June 30, 2015, we were also the advisor to Carey Watermark Investors Incorporated, or CWI (which we also refer to as CWI 1), and Carey Watermark Investors 2 Incorporated, or CWI 2, two publicly-owned, non-listed REITs that invest in lodging and lodging-related properties. We refer to CWI and CWI 2 as the CWI REITs, and, together with the CPA® REITs, as the Managed REITs (Note 5). We have also invested in Carey Credit Income Fund, or CCIF, a newly formed business development company, or BDC (Note 8), with a third-party investment partner, that is the master fund in a master/feeder fund structure.

In September 2014, we filed two registration statements on Form N-2, as amended, with the SEC regarding the organization of two feeder funds that are affiliated with CCIF.  The registration statements enable each of the newly organized feeder funds to sell common shares up to $1.0 billion each and to invest that equity capital into CCIF. The advisor to CCIF is wholly owned by us. We refer to CCIF and the two feeder funds collectively as the Managed BDCs and, together with the Managed REITs, as the Managed Programs. The registration statements were declared effective by the SEC in July 2015.

Originally founded in 1973, we reorganized as a REIT in September 2012 in connection with our merger with Corporate Property Associates 15 Incorporated. We refer to that merger as the CPA®:15 Merger. Our shares of common stock are listed on the New York Stock Exchange under the symbol “WPC.”

On January 31, 2014, CPA®:16 – Global merged with and into us based on a merger agreement, dated as of July 25, 2013 (Note 4), which we refer to as the CPA®:16 Merger.

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

Reportable Segments

Real Estate Ownership — We own and invest in commercial properties principally in the United States, Europe, and Asia that are then leased to companies, primarily on a triple-net lease basis. We have also invested in several operating properties, such as lodging and self-storage properties. We earn lease revenues from our wholly-owned and co-owned real estate investments that we control. In addition, we generate equity income through co-owned real estate investments that we do not control and through our ownership of shares of the Managed REITs (Note 8). Through our special member interests in the operating partnerships of the Managed REITs, we also participate in their cash flows (Note 5). At June 30, 2015, our owned portfolio was comprised of our full or partial ownership interests in 852 properties, substantially all of which were net leased to 217 tenants, with an occupancy rate of 98.6%, and totaled approximately 89.3 million square feet.

Investment Management — Through our TRSs, we structure and negotiate investments and debt placement transactions for the Managed REITs, for which we earn structuring revenue, and manage their portfolios of real estate investments, for which we earn asset-based management revenue. We earn disposition revenue when we negotiate and structure the sale of properties on behalf of the Managed REITs, and we may also earn incentive revenue and receive other compensation in connection with providing liquidity events for the Managed REITs’ stockholders. At June 30, 2015, CPA®:17 – Global and CPA®:18 – Global collectively owned all or a portion of 422 properties, including certain properties in which we have an ownership interest.

W. P. Carey 6/30/2015 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

Substantially all of these properties, totaling approximately 47.3 million square feet, were net leased to 192 tenants, with an average occupancy rate of approximately 99.9%. The Managed REITs also had interests in 149 operating properties for an aggregate of approximately 17.1 million square feet at June 30, 2015. We have begun to explore alternatives for expanding our investment management operations by raising funds beyond advising the existing Managed REITs. Any such expansion could involve the purchase of properties or other investments as principal, either for our owned portfolio or with the intention of transferring such investments to a newly-created fund, as well as the sponsorship of one or more funds to make investments other than primarily net lease investments, such as the CWI REITs and the Managed BDCs. These new funds could invest primarily in assets other than net-lease real estate and could include funds raised through private placements or publicly-traded vehicles, either in the United States or internationally.

Note 2. Revisions of Previously-Issued Financial Statements

During the second quarter of 2015, we identified errors in the March 31, 2015 interim consolidated financial statements related to the calculation of foreign currency translation of the assets and liabilities of a foreign investment acquired in January 2015 and the presentation of certain foreign currency losses within the consolidated statement of cash flows for the three months ended March 31, 2015. We evaluated the impact on the previously issued financial statements and concluded that these errors were not material to our consolidated financial statements as of and for the three months ended March 31, 2015. However, in order to correctly present such foreign currency translation and certain foreign currency losses, we will revise the consolidated statements of comprehensive (loss) income, equity, and cash flows for the three months ended March 31, 2015 when such statements are presented in our future public filings. The interim consolidated financial statements as of and for the three months ended June 30, 2015, are not impacted by these adjustments.
If the correct foreign currency translation adjustments had been recorded during the three months ended March 31, 2015, Total assets and Total liabilities and equity each would have been higher by $17.6 million, comprised of increases in Real estate, at cost of $14.8 million and In-place lease intangibles of $2.8 million with a corresponding increase of $0.3 million in Below-market rent and other intangible liabilities, net and a $17.3 million decrease in Accumulated other comprehensive loss on the consolidated balance sheet and consolidated statement of equity as of and for the three months ended March 31, 2015. Additionally, Other comprehensive loss, Comprehensive loss and Comprehensive loss attributable to W. P. Carey within the consolidated statement of comprehensive loss each would have been reduced by $17.3 million for the three months ended March 31, 2015.
In addition, if foreign currency losses had been properly presented within the consolidated statement of cash flows for the three months ended March 31, 2015, Net cash provided by operating activities for that period would have increased by $13.6 million with a corresponding decrease to the Effect of exchange rate changes on cash.
The revisions described above had no effect on our cash balances or liquidity as of March 31, 2015, the consolidated statements of income or basic and diluted earnings per common share for the three months ended March 31, 2015.

Note 3. Basis of Presentation

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

W. P. Carey 6/30/2015 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

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

At June 30, 2015, we had 18 VIEs. We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Fixed price purchase and renewal options within a lease as well as certain decision-making rights within a loan can cause us to consider an entity a VIE.

Additionally, we own interests in single-tenant, net-leased properties leased to companies through noncontrolling interests in partnerships and limited liability companies that we do not control but over which we exercise significant influence. We account for these investments under the equity method of accounting. At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits. At June 30, 2015, none of our equity investments had carrying values below zero.

In June 2014, CWI 2 filed a registration statement on Form S-11 with the SEC to sell up to $1.0 billion of common stock in an initial public offering plus up to an additional $400.0 million of its common stock under a distribution reinvestment plan. In January 2015, CWI 2 amended the registration statement to increase the offering size to $1.4 billion of its class A common stock plus up to an additional $600.0 million of its class A common stock through its distribution reinvestment plan. The registration statement was declared effective by the SEC on February 9, 2015. An amended registration statement adding the class T common stock was declared effective by the SEC on April 13, 2015, so that the offering amounts noted can be in any combination of class A or class T shares. Through May 15, 2015, the financial activity of CWI 2 was included in our consolidated financial statements. On May 15, 2015, upon CWI 2 reaching its minimum offering proceeds and admitting new stockholders, we deconsolidated CWI 2 and began to account for our interest in it under the equity method. The deconsolidation did not have a material impact on our financial position or results of operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The consolidated financial statements included in this Report have been retrospectively adjusted to reflect the disposition of certain properties as discontinued operations and certain measurement period adjustments related to purchase accounting for all periods presented.

Recent Accounting Requirements

The following Accounting Standards Updates, or ASUs, promulgated by the Financial Accounting Standards Board are applicable to us:

ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30) — ASU 2015-03 changes the presentation of debt issuance costs, which are currently recognized as a deferred charge (that is, an asset) and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 does not affect the recognition and measurement guidance for debt issuance costs. ASU 2015-03 is effective for periods beginning after December 15, 2015, early adoption is permitted and retrospective application is required. We are currently evaluating the impact of ASU 2015-03 on our consolidated financial statements.

W. P. Carey 6/30/2015 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) — ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, but will apply to reimbursed tenant costs and revenues generated from our operating properties and our Investment Management business. Additionally, this guidance modifies disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In April 2015, the Financial Accounting Standards Board issued a proposed ASU to defer the effective date of ASU 2014-09 by one year. In July 2015, the Financial Accounting Standards Board affirmed its proposal to defer the effective date of the new revenue standard for all entities by one year and directed the staff to draft a final ASU for vote by written ballot. Upon issuance of the final ASU deferring the effective date, ASU 2014-09 will be effective beginning in 2018, and early adoption is permitted but not before 2017, the original public company effective date. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

Note 4. Merger with CPA®:16 – Global

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

In the CPA®:16 Merger, CPA®:16 – Global stockholders received 0.1830 shares of our common stock in exchange for each share of CPA®:16 – Global stock owned, pursuant to an exchange ratio based upon a value of $11.25 per share of CPA®:16 – Global and the volume weighted-average trading price of our common stock for the five consecutive trading days ending on the third trading day preceding the closing of the transaction on January 31, 2014. CPA®:16 – Global stockholders received cash in lieu of any fractional shares in the CPA®:16 Merger. We paid total merger consideration of approximately $1.8 billion, including the issuance of 30,729,878 shares of our common stock with a fair value of $1.8 billion based on the closing price of our common stock on January 31, 2014, of $59.08 per share, to the stockholders of CPA®:16 – Global in exchange for the 168,041,772 shares of CPA®:16 – Global common stock that we and our affiliates did not previously own, and cash of $1.3 million paid in lieu of issuing any fractional shares, or collectively, the Merger Consideration. As a condition of the CPA®:16 Merger, we waived the subordinated disposition and termination fees that we would have been entitled to receive from CPA®:16 – Global upon its liquidation pursuant to the terms of our advisory agreement with CPA®:16 – Global (Note 5).

Immediately prior to the CPA®:16 Merger, CPA®:16 – Global’s portfolio was comprised of the consolidated full or partial interests in 325 leased properties, substantially all of which were triple-net leased with an average remaining life of 10.4 years and an estimated contractual minimum annualized base rent, or ABR, totaling $300.1 million, and two hotel properties. The related property-level debt was comprised of 92 fixed-rate and 18 variable-rate non-recourse mortgage loans with an aggregate fair value of approximately $1.8 billion and a weighted-average annual interest rate of 5.6% at that date. Additionally, CPA®:16 – Global had a line of credit with an outstanding balance of $170.0 million on the date of the closing of the CPA®:16 Merger. In addition, CPA®:16 – Global had equity interests in 18 unconsolidated investments, 11 of which were consolidated by us prior to the CPA®:16 Merger, five of which were consolidated by us subsequent to the CPA®:16 Merger, and two of which were jointly-owned with CPA®:17 – Global. These investments owned 140 properties, substantially all of which were triple-net leased with an average remaining life of 8.6 years and an estimated ABR totaling $63.9 million, as of January 31, 2014. The debt related to these equity investments was comprised of 17 fixed-rate and five variable-rate non-recourse mortgage loans with an aggregate fair value of approximately $0.3 billion and a weighted-average annual interest rate of 4.8% on January 31, 2014. The lease revenues and income from continuing operations from the properties acquired from the date of the CPA®:16 Merger through June 30, 2014 were $115.9 million and $35.2 million (inclusive of $1.8 million attributable to noncontrolling interests), respectively.

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

W. P. Carey 6/30/2015 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

Purchase Price Allocation

We accounted for the CPA®:16 Merger as a business combination under the acquisition method of accounting. After consideration of all applicable factors pursuant to the business combination accounting rules, we were considered the “accounting acquirer” due to various factors, including the fact that our stockholders held the largest portion of the voting rights in us upon completion of the CPA®:16 Merger. Costs of $30.5 million related to the CPA®:16 Merger were incurred in 2014, of which $30.4 million were incurred and expensed during the six months ended June 30, 2014 and classified within Merger and property acquisition expenses in the consolidated financial statements. In addition, CPA®:16 – Global incurred a total of $10.6 million of merger expenses prior to January 31, 2014.

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

In connection with the CPA®:16 Merger, we also acquired the remaining interests in 12 less-than-wholly-owned investments that we already consolidate and recorded an adjustment to additional paid-in-capital of approximately $42.0 million during the first quarter of 2014 related to the difference between our carrying values and the preliminary estimated fair values of our previously-held noncontrolling interests on the acquisition date of approximately $236.8 million and $278.2 million, respectively. During 2014, we identified certain measurement period adjustments that impacted the provisional accounting, which increased the fair value of our previously-held noncontrolling interests on the acquisition date by $0.6 million, resulting in a reduction of $0.6 million to additional paid-in-capital.

Pro Forma Financial Information (Unaudited)

The following unaudited consolidated pro forma financial information has been presented as if the CPA®:16 Merger had occurred on January 1, 2013 for the three and six months ended June 30, 2014. The pro forma financial information is not necessarily indicative of what the actual results would have been had the CPA®:16 Merger occurred on that date, nor does it purport to represent the results of operations for future periods.

W. P. Carey 6/30/2015 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Pro forma total revenues	$252,907	$487,032

Pro forma net income from continuing operations, net of tax	$40,469	$78,409
Pro forma net income attributable to noncontrolling interests	(2,344)	(2,916)
Pro forma net loss (income) attributable to redeemable noncontrolling interest	111	(151)
Pro forma net income from continuing operations, net of tax attributable to W. P. Carey (a)	$38,236	$75,342

Pro forma earnings per share: (a)
Basic	$0.38	$0.75
Diluted	$0.38	$0.75

Pro forma weighted-average shares: (b)
Basic	100,236,362	99,976,714
Diluted	100,995,225	100,875,283
___________

(a)
The pro forma income attributable to W. P. Carey for the three and six months ended June 30, 2014 reflects the following income and expenses recognized related to the CPA®:16 Merger as if the CPA®:16 Merger had taken place on January 1, 2013: (i) combined merger expenses through December 31, 2014; (ii) an aggregate gain on change in control of interests; and (iii) an income tax expense from a permanent difference upon recognition of deferred revenue associated with accelerated vesting of shares previously issued by CPA®:16 – Global for asset management and performance fees in connection with the CPA®:16 Merger.

(b)
The pro forma weighted-average shares outstanding for the three and six months ended June 30, 2014 were determined as if the 30,729,878 shares of our common stock issued to CPA®:16 – Global stockholders in the CPA®:16 Merger were issued on January 1, 2013.

Note 5. Agreements and Transactions with Related Parties

Advisory Agreements with the Managed REITs

We have advisory agreements with each of the Managed REITs, pursuant to which we earn fees and are entitled to receive cash distributions. The following tables present a summary of revenue earned and/or cash received from the Managed REITs for the periods indicated, included in the consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Structuring revenue	$37,808	$17,254	$59,528	$35,005
Asset management revenue	12,073	9,022	23,185	18,776
Distributions of Available Cash	9,256	5,235	18,062	15,681
Reimbursable costs from affiliates	7,639	41,925	17,246	81,657
Interest income on deferred acquisition fees and loans to affiliates	442	163	596	337
Dealer manager fees	307	7,949	1,581	14,626
Incentive, termination and subordinated disposition revenue	—	—	203	—
Deferred revenue earned	—	—	—	786
	$67,525	$81,548	$120,401	$166,868

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
CPA®:16 – Global (a)	$—	$—	$—	$7,999
CPA®:17 – Global (b)	20,484	16,645	42,161	32,472
CPA®:18 – Global (b)	24,725	42,654	43,666	98,831
CWI (b)	16,897	22,249	29,155	27,566
CWI 2 (b)	5,419	—	5,419	—
	$67,525	$81,548	$120,401	$166,868
___________

(a)	The amount for the six months ended June 30, 2014 reflects transactions through January 31, 2014, the date of the CPA®:16 Merger.

(b)
The advisory agreements with each of the CPA® REITs are scheduled to expire on December 31, 2015 and the advisory agreements with CWI and CWI 2 are scheduled to expire on September 30, 2015 and December 31, 2015, respectively, unless otherwise renewed.

W. P. Carey 6/30/2015 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of amounts included in Due from affiliates in the consolidated financial statements (in thousands):

	June 30, 2015	December 31, 2014
Notes receivable from affiliates, including interest thereon	$122,724	$—
Deferred acquisition fees receivable	30,725	26,913
Current acquisition fees receivable	6,650	2,463
Reimbursable costs	5,600	301
Accounts receivable	5,068	2,680
Asset management fees receivable	3,092	—
Organization and offering costs	2,937	2,120
	$176,796	$34,477

Asset Management Revenue

We earn asset management revenue from each Managed REIT based on each REIT’s Average Invested Assets (as defined in the respective advisory agreements). For CPA®:16 – Global, prior to the CPA®:16 Merger, we earned asset management revenue of 0.5% of average invested assets. For CPA®:17 – Global and CPA®:18 – Global, we earn asset management revenue ranging from 0.5% to 1.75% and 0.5% to 1.5%, respectively, depending on the type of investment and based on the average market value or average equity value, as applicable. For CWI and CWI 2, we earn asset management revenue of 0.5% and 0.55%, respectively, of the average market value of their lodging-related investments.

Through December 31, 2014, under the terms of the respective advisory agreements with the CPA® REITs, we could elect to receive cash or shares of stock for asset management revenue due from each REIT. Effective January 1, 2015, the independent directors of the CPA® REITs have the option to approve, after consultation with us, paying the annual asset management revenue due to us in cash, shares of stock, or a combination of both. In 2014, we elected to receive all asset management revenue from CPA®:17 – Global, CPA®:18 – Global, and CWI in shares of their respective common stock. For CPA®:16 – Global, we elected to receive its January 2014 asset management revenue due to us in cash. In 2015, CPA®:17 – Global elected to pay 50% of its asset management fees due to us in cash, with the remaining 50% paid in shares of its common stock, while CPA®:18 – Global elected to pay its asset management fees due to us in shares of its Class A common stock.

Under the terms of the advisory agreements with each of the CWI REITs, we may elect to receive the annual asset management revenue in cash or in shares of their common stock. For 2015, we elected to receive asset management fees due to us from CWI in cash and from CWI 2 in shares of its Class A common stock.

Structuring Revenue

Under the terms of the advisory agreements, we earn revenue in connection with structuring and negotiating investments and related financing for the Managed REITs, which we refer to as acquisition revenue. We may receive acquisition revenue of 4.5% of the total aggregate cost of long-term net-lease investments made by each CPA® REIT, of which 2.5% is paid when the transaction is completed and 2.0% is paid in annual installments over three years, provided the relevant CPA® REIT meets its performance criterion. For certain types of non-long term net-lease investments acquired on behalf of CPA®:17 – Global, we receive initial acquisition revenue up to 1.75% of the equity invested plus the related acquisition revenue, with no deferred acquisition revenue being earned. For each of the CWI REITs, we earn initial acquisition revenue of 2.5% of the total investment cost of the properties acquired and loans originated by them, with no deferred acquisition revenue being earned. Total acquisition revenue from each of the Managed REITs cannot exceed 6.0% of the aggregate contract purchase price of all investments and loans. For each of the CWI REITs, we may also be entitled to fees for structuring loan refinancing transactions of up to 1.0% of the principal amount. This loan refinancing revenue, together with the acquisition revenue, is referred to as structuring revenue.

Unpaid deferred acquisition fees, including accrued interest, are included in Due from affiliates in the consolidated financial statements. Unpaid deferred acquisition fees bear interest at annual rates ranging from 2.0% to 5.0%.

W. P. Carey 6/30/2015 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Reimbursable Costs from Affiliates and Dealer Manager Fees

The Managed REITs reimburse us for certain costs we incur on their behalf, primarily broker-dealer commissions, marketing costs, an annual distribution and shareholder servicing fee, or Shareholder Servicing Fee, in the case of CPA®:18 – Global and CWI 2, and certain personnel and overhead costs. Personnel and overhead costs are charged to the CPA® REITs based on the average of the trailing 12-month reported revenues of the CPA® REITs, the CWI REITs, and us. Under the amended and restated advisory agreements for the CPA® REITs, in 2015 and 2016, the amount of personnel costs, excluding costs related to our legal transactions group, allocated to the CPA® REITs is capped at 2.4% and 2.2%, respectively, of pro rata lease revenues for each year. In 2017 and thereafter, the cap decreases to 2.0% of pro rata lease revenues for that year. Costs related to our legal transactions group are based on a schedule of expenses for different types of transactions, including 0.25% of the total investment cost of an acquisition. We allocate personnel and overhead costs to the CWI REITs based on the time incurred by our personnel. Effective April 1, 2015, we amended the advisory agreement with each of the CWI REITs so that personnel and overhead costs allocated between them based upon the percentage of their total pro rata hotel revenues for the most recently completed quarter. For 2015, we will receive personnel cost reimbursements from the CWI REITs in cash, but for 2014, we agreed to receive such reimbursements from CWI in shares of its common stock.

During CWI’s follow-on offering, which began in December 2013 and terminated in December 2014, we earned a selling commission of $0.70 per share sold and a dealer manager fee of $0.30 per share sold.

For CPA®:18 – Global’s initial public offering, which commenced in May 2013 and terminated in April 2015, we received selling commissions of $0.70 or $0.14 per share sold, and a dealer manager fee of $0.30 or $0.21 per share sold, for its class A common stock and class C common stock, respectively. CPA®:18 – Global completed sales of its class A common stock and class C common stock during June 2014 and April 2015, respectively. We also receive a Shareholder Servicing Fee in connection with sales of shares of class C common stock. The amount of the Shareholder Servicing Fee is 1% of the purchase price per share (or, once reported, the amount of the estimated NAV per share) for the shares of class C common stock sold in the offering. The Shareholder Servicing Fee is accrued daily and is payable quarterly in arrears. CPA®:18 – Global will cease paying the Shareholder Servicing Fee on the date at which, in the aggregate, underwriting compensation from all sources, including the Shareholder Servicing Fee, any organizational and offering fee paid for underwriting, and underwriting compensation paid by us, equals 10% of the gross proceeds from the initial public offering.

For CWI 2’s initial public offering, which began to admit new stockholders on May 15, 2015, we receive selling commissions of $0.70 or $0.19 per share sold, and a dealer manager fee of $0.30 or $0.26 per share sold, for its class A common stock and class T common stock, respectively. We also receive a Shareholder Servicing Fee paid in connection with investor purchases of shares of class T common stock. The amount of the Shareholder Servicing Fee is 1% of the purchase price per share (or, once reported, the amount of the estimated NAV per share) for the shares of class T common stock sold in the offering. The Shareholder Servicing Fee is accrued daily and is payable quarterly in arrears. CWI 2 will cease paying the Shareholder Servicing Fee at the earlier of: (i) the date at which, in the aggregate, underwriting compensation from all sources, including the Shareholder Servicing Fee, any organizational and offering fee paid for underwriting, and underwriting compensation paid by us, equals 10% of the gross proceeds from the initial public offering; and (ii) the sixth anniversary of the end of the quarter in which CWI 2’s initial public offering terminates.

We re-allowed all of the selling commissions and Shareholder Servicing Fees, if any, and re-allowed a portion of the dealer manager fees to selected dealers in the offerings for CWI, CWI 2, and CPA®:18 – Global. Dealer manager fees that were not re-allowed were classified as Dealer manager fees in the consolidated financial statements.

Pursuant to its advisory agreement, CWI was obligated to reimburse us for all organization costs and a portion of offering costs incurred in connection with its follow-on public offering, which terminated in December 2014, up to a maximum amount (excluding selling commissions and the dealer manager fee) of 4% of the gross proceeds of its offering. Through June 30, 2015, we incurred organization and offering costs on behalf of CWI of approximately $13.0 million, substantially all of which had been reimbursed by CWI as of June 30, 2015.

Pursuant to its advisory agreement, CWI 2 is obligated to reimburse us for all organization costs and a portion of offering costs incurred in connection with its initial public offering, which began to admit new stockholders on May 15, 2015, up to a maximum amount (excluding selling commissions and the dealer manager fee) ranging from 1.5% and 4%, depending upon the gross proceeds of its offering. Through June 30, 2015, we incurred organization and offering costs on behalf of CWI 2 of approximately $3.0 million, of which CWI 2 is obligated to reimburse us $0.7 million, and $0.1 million of which had been reimbursed as of June 30, 2015.

W. P. Carey 6/30/2015 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

Pursuant to its advisory agreement, CPA®:18 – Global is obligated to reimburse us for all organization costs and a portion of offering costs incurred in connection with its initial public offering, which terminated in April 2015. CPA®:18 – Global is obligated to reimburse us up to 1.5% of the gross proceeds within 60 days after the end of the quarter in which the offering terminates. Through June 30, 2015, we incurred organization and offering costs on behalf of CPA®:18 – Global of approximately $8.6 million. As of June 30, 2015, substantially all of the organization and offering costs had been reimbursed by CPA®:18 – Global.

Distributions of Available Cash and Deferred Revenue Earned

We are entitled to receive distributions of up to 10% of the Available Cash (as defined in the respective advisory agreements) from the operating partnerships of each of the Managed REITs, as defined in their respective operating partnership agreements. In May 2011, we acquired a special member interest, or the Special Member Interest, in CPA®:16 – Global’s operating partnership. We initially recorded this Special Member Interest at its fair value, and amortized it into earnings through the date of the CPA®:16 Merger. Cash distributions of our proportionate share of earnings from the Managed REITs’ operating partnerships, as well as deferred revenue earned from our Special Member Interest in CPA®:16 – Global’s operating partnership, are recorded as Equity in earnings of equity method investments in real estate and the Managed REITs within the Real Estate Ownership segment.

Other Transactions with Affiliates

Loans to Affiliates

During 2015 and 2014, our board of directors approved unsecured loans from us to CPA®:17 – Global of up to $75.0 million, CPA®:18 – Global of up to $100.0 million, CWI and CWI 2 of up to $110.0 million in the aggregate, and CCIF of up to $50.0 million, with each loan at a rate equal to the rate at which we are able to borrow funds under our senior credit facility (Note 12), for the purpose of facilitating acquisitions approved by their respective investment committees.

The following table presents a summary of our unsecured loans to the Managed Programs, all of which were made at an interest rate of London Interbank Offered Rate, or LIBOR, plus1.1%, (in thousands):

				Carrying Amount at
Managed Program	Issue Date	Principal Amount	Maturity Date	June 30, 2015	December 31, 2014
CWI 2	4/1/2015	$37,170	3/31/2016	$37,170	—
CWI 2	5/1/2015	65,277	12/30/2015	65,277	—
CCIF	5/28/2015	10,000	12/30/2015	10,000	—
CCIF	6/10/2015	10,000	12/30/2015	10,000	—
Principal				122,447	—
Accrued interest				277	—
				$122,724	$—

On June 25, 2014, we made an $11.0 million loan to CWI, with a scheduled maturity date of June 30, 2015. The loan, including accrued interest, was repaid in full prior to maturity on July 22, 2014. In July 2015, we made two loans to CPA®:17 – Global for $10.0 million and $15.0 million, both of which have an interest rate of LIBOR plus 1.1% and mature on December 30, 2015. In July 2015, CWI 2 repaid $25.0 million of its outstanding loans.

Treasury Stock

In February 2014, we repurchased 11,037 shares of our common stock for $0.7 million in cash from the former independent directors of CPA®:16 – Global at a price per share equal to the volume weighted-average trading price of our stock utilized in the CPA®:16 Merger. These shares were issued to them as their portion of the Merger Consideration in exchange for their shares of CPA®:16 – Global common stock (Note 4) and were repurchased by agreement in order to satisfy the independence requirements set forth in the organizational documents of the remaining CPA® REITs, for which these individuals also serve as independent directors.

W. P. Carey 6/30/2015 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Other

At June 30, 2015, we owned interests ranging from 3% to 90% in jointly-owned investments, including a jointly-controlled tenancy-in-common interest in several properties, with the remaining interests generally held by affiliates, and own common stock in each of the Managed REITs. We consolidate certain of these investments and account for the remainder under the equity method of accounting.

Note 6. Net Investments in Properties

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, and real estate under construction, is summarized as follows (in thousands):

	June 30, 2015	December 31, 2014
Land	$1,182,707	$1,146,704
Buildings	4,063,736	3,829,981
Real estate under construction	49,611	29,997
Less: Accumulated depreciation	(317,136)	(253,627)
	$4,978,918	$4,753,055

During the six months ended June 30, 2015, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro at June 30, 2015 decreased by 8.0% to $1.1189 from $1.2156 at December 31, 2014. As a result, the carrying value of our Real estate decreased by $103.7 million from December 31, 2014 to June 30, 2015.

Acquisitions of Real Estate

During the six months ended June 30, 2015, we entered into the following investments, which were deemed to be business combinations because we assumed the existing leases on the properties, for which the sellers were not the lessees, at a total cost of $437.9 million, including land of $72.3 million, buildings of $301.2 million, and net lease intangibles of $64.4 million (Note 9):

•	an investment of $345.9 million for 73 auto dealership properties in various locations in the United Kingdom on January 28, 2015;

•	an investment of $42.4 million for a logistics facility in Rotterdam, the Netherlands on February 11, 2015;

•	an investment of $23.3 million for a retail facility in Bad Fischau, Austria on April 10, 2015; and

•	an investment of $26.3 million for a logistics facility in Oskarshamn, Sweden on June 17, 2015.

In connection with these transactions, we also expensed acquisition-related costs totaling $7.7 million, which are included in Merger and property acquisition expenses in the consolidated financial statements. Dollar amounts are based on the exchange rates of the foreign currencies on the dates of acquisitions.

Real Estate Under Construction

In December 2013, we entered into a build-to-suit transaction for the construction of an office building located in Mönchengladbach, Germany for a total projected cost of up to $65.0 million, including acquisition expenses. During the six months ended June 30, 2015, we funded approximately $21.6 million. At June 30, 2015, the unfunded commitment was $3.8 million, based on the exchange rate of the euro at June 30, 2015.

W. P. Carey 6/30/2015 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Operating Real Estate

Operating real estate, which consists of our investments in two hotels and two self-storage properties, at cost, is summarized as follows (in thousands):

	June 30, 2015	December 31, 2014
Land	$7,104	$7,074
Buildings	78,133	77,811
Less: Accumulated depreciation	(7,000)	(4,866)
	$78,237	$80,019

Assets Held for Sale

Below is a summary of our properties held for sale (in thousands):

	June 30, 2015	December 31, 2014
Real estate, net	$—	$5,969
Above-market rent intangible assets, net	—	838
In-place lease intangible assets, net	—	448
Assets held for sale	$—	$7,255

At December 31, 2014, we had four properties classified as Assets held for sale, all of which were sold during the six months ended June 30, 2015.

Note 7. Finance Receivables

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

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	June 30, 2015	December 31, 2014
Minimum lease payments receivable	$851,243	$904,788
Unguaranteed residual value	786,871	818,334
	1,638,114	1,723,122
Less: unearned income	(854,282)	(906,896)
	$783,832	$816,226

Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $18.7 million and $21.4 million for the three months ended June 30, 2015 and 2014, respectively, and $37.4 million and $38.6 million during the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015, the U.S. dollar strengthened against the euro, resulting in a $29.9 million decrease in the carrying value of Net investments in direct financing leases from December 31, 2014 to June 30, 2015. During the six months ended June 30, 2014, we reclassified properties with a carrying value of $7.0 million from Net investments in direct financing leases to Real estate (Note 6), in connection with the restructuring of the underlying leases.

At June 30, 2015 and December 31, 2014, Other assets, net included $1.6 million and $1.4 million of accounts receivable, respectively, related to amounts billed under these direct financing leases.

Notes Receivable

At June 30, 2015, we had a note receivable with an outstanding balance of $10.8 million, representing the expected future payments under a sales type lease, which was included in Other assets, net in the consolidated financial statements.

In February 2015, a note receivable with an outstanding balance of $10.0 million was repaid in full to us.

Deferred Acquisition Fees Receivable

As described in Note 5, we earn revenue in connection with structuring and negotiating investments and related mortgage financing for the CPA® REITs. A portion of this revenue is due in equal annual installments over three years, provided the CPA® REITs meet their respective performance criteria. Unpaid deferred installments, including accrued interest, from the CPA® REITs were included in Due from affiliates in the consolidated financial statements.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. At both June 30, 2015 and December 31, 2014, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Other than the lease restructurings noted under “Net Investment in Direct Financing Leases” above, there were no modifications of finance receivables during the six months ended June 30, 2015 or the year ended December 31, 2014. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the second quarter of 2015. We believe the credit quality of our deferred acquisition fees receivable falls under category one, as the CPA® REITs are expected to have the available cash to make such payments.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
1	3	3	$134,406	$79,343
2	3	4	27,068	37,318
3	22	22	510,232	592,631
4	7	7	122,956	127,782
5	—	—	—	—
			$794,662	$837,074

W. P. Carey 6/30/2015 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Equity Investments in Real Estate and the Managed Programs

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

The following table presents Equity in earnings of equity method investments in the Managed Programs and real estate, which represents our proportionate share of the income or losses of these investments, as well as certain adjustments related to other-than-temporary impairment charges and amortization of basis differences related to purchase accounting adjustments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Proportionate share of earnings from equity investments in the Managed Programs	$686	$769	$994	$1,549
Amortization of basis differences on equity investments in the Managed Programs	(190)	(118)	(375)	(508)
Other-than-temporary impairment charges on the Special Member Interest in CPA®:16 – Global’s operating partnership	—	—	—	(735)
Distributions of Available Cash (Note 5)	9,256	5,235	18,062	15,681
Deferred revenue earned (Note 5)	—	—	—	786
Total equity earnings from the Managed Programs	9,752	5,886	18,681	16,773
Equity earnings from other equity investments	5,449	3,662	9,158	7,618
Amortization of basis differences on other equity investments	(929)	(96)	(1,844)	(677)
Equity in earnings of equity method investments in the Managed Programs and real estate	$14,272	$9,452	$25,995	$23,714

Managed Programs

We own interests in the Managed Programs and account for these interests under the equity method, because, as their advisor and through our ownership of their common stock, we do not exert control over, but we do have the ability to exercise significant influence on, the Managed Programs.

At June 30, 2015 and December 31, 2014, the aggregate unamortized basis differences on our equity investments in the Managed Programs were $22.0 million and $20.2 million, respectively.

The following table sets forth certain information about our investments in the Managed Programs (dollars in thousands):

	% of Outstanding Shares Owned at		Carrying Amount of Investment at
Fund	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
CPA®:17 – Global (a)	2.893%	2.676%	$83,080	$79,429
CPA®:17 – Global operating partnership (b)	0.009%	0.009%	—	—
CPA®:18 – Global (c)	0.420%	0.221%	5,677	2,784
CPA®:18 – Global operating partnership (d)	0.034%	0.034%	209	209
CWI	1.147%	1.088%	13,114	13,940
CWI operating partnership (e)	0.015%	0.015%	—	—
CWI 2 (f)	3.069%	—%	166	—
CWI 2 operating partnership (g)	0.015%	—%	300	—
CCIF (h)	50.000%	50.000%	25,162	25,000
			$127,708	$121,362
__________

W. P. Carey 6/30/2015 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

(a)
Carrying value at June 30, 2015 includes asset management fees receivable, for which 127,007 shares of CPA®:17 – Global common stock were issued during the third quarter of 2015. We received distributions from this investment during the six months ended June 30, 2015 and 2014 of $2.9 million and $2.1 million, respectively.

(b)	We received distributions from this investment during the six months ended June 30, 2015 and 2014 of $11.9 million and $9.3 million, respectively.

(c)	Carrying value at June 30, 2015 includes asset management fees receivable, for which 64,523 shares of CPA®:18 – Global class A common stock were issued during the third quarter of 2015.

(d)	We received distributions from this investment during the six months ended June 30, 2015 and 2014 of $2.3 million and $0.6 million, respectively.

(e)	We received distributions from this investment during the six months ended June 30, 2015 and 2014 of $3.9 million and $1.1 million, respectively.

(f)
On May 30, 2014, we purchased 22,222 shares of CWI 2’s class A common stock, par value $0.001 per share, for an aggregate purchase price of $0.2 million. On May 15, 2015, upon CWI 2 reaching its minimum offering proceeds and admitting new stockholders, we began to account for our interest in CWI 2 under the equity method of accounting (Note 3). As of June 30, 2015, we had not received any distributions from this investment. Carrying value at June 30, 2015 includes asset management fees receivable, for which 16,804 shares of class A common stock of CWI 2 were issued during the third quarter of 2015.

(g)
On March 27, 2015, we purchased a 0.015% special general partnership interest in CWI 2 operating partnership for $0.3 million. This special general partnership interest entitles us to receive distributions of our proportionate share of earnings up to 10% of the Available Cash from CWI 2’s operating partnership (Note 5). As of June 30, 2015, we had not received any distributions from this investment.

(h)	As of June 30, 2015, CCIF had not yet admitted any additional shareholders other than our joint venture partner (Note 1).

The following tables present estimated combined summarized financial information for the Managed Programs. Amounts provided are expected total amounts attributable to the Managed Programs and do not represent our proportionate share (in thousands):

	June 30, 2015	December 31, 2014
Real estate, net	$6,327,876	$5,969,011
Other assets	2,817,519	2,293,065
Total assets	9,145,395	8,262,076
Debt	(4,126,660)	(3,387,795)
Accounts payable, accrued expenses and other liabilities	(601,273)	(496,857)
Total liabilities	(4,727,933)	(3,884,652)
Noncontrolling interests	(257,780)	(170,249)
Stockholders’ equity	$4,159,682	$4,207,175

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$295,469	$224,594	$531,179	$365,819
Expenses	(273,037)	(196,673)	(506,400)	(331,155)
Income from continuing operations	$22,432	$27,921	$24,779	$34,664
Net income (loss) attributable to the Managed Programs (a) (b)	$8,511	$40,469	$(571)	$47,211
___________

(a)
Inclusive of impairment charges recognized by the Managed Programs totaling $0.5 million and $1.0 million during the three and six months ended June 30, 2015, respectively. These impairment charges reduced our income earned from these investments by less than $0.1 million during each of the three and six months ended June 30, 2015, respectively. There were no such impairment charges recognized by the Managed Programs during the three and six months ended June 30, 2014.

(b)
Amounts included net gains on sale of real estate recorded by the Managed Programs totaling $2.2 million for the six months ended June 30, 2015. Amounts included net gains on sale of real estate recorded by the Managed Programs totaling $12.5 million for each of the three and six months ended June 30, 2014. There were no gains or losses on sale of real estate recorded by the Managed Programs during the three months ended June 30, 2015. Net income (loss) attributable to the

W. P. Carey 6/30/2015 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

Managed Programs for the three and six months ended June 30, 2015 were also negatively impacted by the increase in acquisition-related fees and expenses incurred on investments accounted for as business combinations as a result of higher investment volume during the current year periods as compared to the same periods in the prior year.

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

The following table sets forth our ownership interests in our equity investments in real estate, excluding the Managed Programs, and their respective carrying values (dollars in thousands):

		Ownership Interest at	Carrying Value at
Lessee	Co-owner	June 30, 2015	June 30, 2015	December 31, 2014
Existing Equity Investments (a) (b)
C1000 Logistiek Vastgoed B.V. (c)	CPA®:17 – Global	15%	$9,538	$11,192
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (d)	CPA®:17 – Global	33%	8,431	6,949
Wanbishi Archives Co. Ltd.	CPA®:17 – Global	3%	322	341
			18,291	18,482
Equity Investments Acquired in the CPA®:16 Merger
The New York Times Company	CPA®:17 – Global	45%	71,922	72,476
Frontier Spinning Mills, Inc. (e)	CPA®:17 – Global	40%	24,197	15,609
Actebis Peacock GmbH (a)	CPA®:17 – Global	30%	6,195	6,369
			102,314	94,454
Recently Acquired Equity Investment
Beach House JV, LLC (f)	Third Party	N/A(d)	15,105	15,105
			$135,710	$128,041
___________

(a)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the foreign currency.

(b)	Represents equity investments we acquired prior to January 1, 2014.

(c)
This investment represents a tenancy-in-common interest, whereby the property is encumbered by the debt for which we are jointly and severally liable. For this investment, the co-obligor is CPA®:17 – Global and the amount due under the arrangement was approximately $75.3 million at June 30, 2015. Of this amount, $11.3 million represents the amount we agreed to pay and is included within the carrying value of the investment at June 30, 2015.

(d)
During the six months ended June 30, 2015, we recognized equity income of approximately $2.1 million, representing our share of the bankruptcy proceeds received by the jointly-owned investment. As of June 30, 2015, we have not received any distribution of our share of the proceeds.

(e)	We made a contribution of $8.6 million in the second quarter of 2015 to this jointly-owned investment to repay the related non-recourse mortgage loan.

(f)
In March 2014, we received a preferred equity position in Beach House JV, LLC as part of the sale of the Soho House investment. During the six months ended June 30, 2015, we recognized $0.6 million of income and distributions related to this investment, which is included in Equity in earnings of equity method investments in the Managed Programs and real estate in the consolidated financial statements.

We received aggregate distributions of $6.5 million and $5.5 million from our other unconsolidated real estate investments for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015 and December 31, 2014, the aggregate unamortized basis differences on our unconsolidated real estate investments were $5.7 million and $5.8 million, respectively.

W. P. Carey 6/30/2015 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

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

In connection with our investment activity during the six months ended June 30, 2015, we recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
In-place lease	14.0	$46,560
Above-market rent	15.3	17,318
Below-market ground lease	223.4	6,963
		$70,841

Amortizable Intangible Liabilities
Below-market rent	14.6	$(6,492)

The following table presents a reconciliation of our goodwill (in thousands):

	Real Estate Ownership	Investment Management	Total
Balance at January 1, 2015	$628,808	$63,607	$692,415
Foreign currency translation adjustments and other	(6,732)	—	(6,732)
Acquisition of investment accounted for as business combination	1,704	—	1,704
Allocation of goodwill to the cost basis of properties sold or classified as held-for-sale	(303)	—	(303)
Balance at June 30, 2015	$623,477	$63,607	$687,084

W. P. Carey 6/30/2015 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Management contracts	$32,765	$(32,765)	$—	$32,765	$(32,765)	$—
Internal-use software development costs	18,673	(1,014)	17,659	17,584	(26)	17,558
	51,438	(33,779)	17,659	50,349	(32,791)	17,558
Lease Intangibles:
In-place lease and tenant relationship	1,192,512	(243,965)	948,547	1,185,692	(191,873)	993,819
Above-market rent	647,421	(148,675)	498,746	639,370	(116,573)	522,797
Below-market ground lease	23,950	(659)	23,291	17,771	(435)	17,336
	1,863,883	(393,299)	1,470,584	1,842,833	(308,881)	1,533,952
Unamortizable Goodwill and Indefinite-Lived Intangible Assets
Goodwill	687,084	—	687,084	692,415	—	692,415
Trade name	3,975	—	3,975	3,975	—	3,975
	691,059	—	691,059	696,390	—	696,390
Total intangible assets	$2,606,380	$(427,078)	$2,179,302	$2,589,572	$(341,672)	$2,247,900

Amortizable Intangible Liabilities
Below-market rent	$(172,225)	$29,048	$(143,177)	$(169,231)	$23,039	$(146,192)
Above-market ground lease	(13,114)	1,458	(11,656)	(13,311)	1,144	(12,167)
	(185,339)	30,506	(154,833)	(182,542)	24,183	(158,359)
Unamortizable Intangible Liabilities
Below-market purchase option	(16,711)	—	(16,711)	(16,711)	—	(16,711)
Total intangible liabilities	$(202,050)	$30,506	$(171,544)	$(199,253)	$24,183	$(175,070)

Net amortization of intangibles, including the effect of foreign currency translation, was $42.3 million and $49.7 million for the three months ended June 30, 2015 and 2014, respectively, and $86.3 million and $89.5 million for the six months ended June 30, 2015 and 2014, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues; amortization of management contracts, in-place lease and tenant relationship intangibles is included in Depreciation and amortization; and amortization of above-market ground lease and below-market ground lease intangibles is included in Property expenses.

Based on the intangible assets and liabilities recorded at June 30, 2015, scheduled annual net amortization of intangibles for the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter is as follows (in thousands):

Years Ending December 31,	Net Decrease in Lease Revenues	Increase to Amortization/ Property Expenses	Net
2015 (remainder)	$26,677	$56,565	$83,242
2016	52,238	112,082	164,320
2017	49,443	108,289	157,732
2018	46,225	98,790	145,015
2019	42,329	93,541	135,870
Thereafter	138,657	508,574	647,231
Total	$355,569	$977,841	$1,333,410

W. P. Carey 6/30/2015 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

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

Derivative Assets — Our derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of interest rate caps, interest rate swaps, stock warrants, foreign currency forward contracts and foreign currency collars (Note 11). The interest rate caps, interest rate swaps and foreign currency forward contracts were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. The stock warrants were measured at fair value using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3 because these assets are not traded in an active market.

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

Redeemable Noncontrolling Interest — We account for the noncontrolling interest in W. P. Carey International, LLC, or WPCI, held by a third party as a redeemable noncontrolling interest (Note 14). We determined the valuation of redeemable noncontrolling interest using widely accepted valuation techniques, including comparable transaction analysis, comparable public company analysis and discounted cash flow analysis. We classified this liability as Level 3. At June 30, 2015, unobservable inputs for determining the estimated fair value of WPCI included, but were not limited to, a discount for lack of marketability, a discount rate, revenue, EBITDA (including normalized and run-rate EBITDA), and termination multiples with weighted-average ranges, across all valuation techniques utilized, as applicable, of 10% - 20%, 14% - 16%, 1.1x - 8.8x, 3.2x - 18.8x, and 5.5x - 7.5x, respectively. Significant increases or decreases in any one of these inputs in isolation would result in significant changes in the fair value measurement.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during either the six months ended June 30, 2015 or 2014.

W. P. Carey 6/30/2015 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		June 30, 2015		December 31, 2014
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt (a)	3	$2,443,212	$2,468,334	$2,532,683	$2,574,437
Senior Unsecured Notes (b)	2	1,501,061	1,487,777	498,345	527,029
Senior Unsecured Credit Facility (c)	2	600,234	600,235	1,057,518	1,057,519
Notes receivable from affiliates	3	122,724	122,724	—	—
Deferred acquisition fees receivable (d)	3	30,725	29,946	26,913	28,027
Notes receivable (a)	3	10,834	9,509	20,848	19,604
__________

(a)
We determined the estimated fair value of these financial instruments using a discounted cash flow model with rates that take into account the credit of the tenant/obligor, where applicable, and interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral, the credit quality of the tenant/obligor, the time until maturity and the current market interest rate.

(b)	We determined the estimated fair value of the Senior Unsecured Notes (Note 12) using quoted market prices in an open market with limited trading volume.

(c)
We determined the estimated fair value of our Senior Unsecured Credit Facility (Note 12) using a discounted cash flow model with rates that take into account the market-based credit spread and our credit rating.

(d)
We determined the estimated fair value of our deferred acquisition fees receivable based on an estimate of discounted cash flows using two significant unobservable inputs, which are the leverage adjusted unsecured spread of 205 basis points and an illiquidity adjustment of 75 basis points at June 30, 2015. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both June 30, 2015 and December 31, 2014.

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

W. P. Carey 6/30/2015 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

The following table presents information about our other assets that were measured at fair value on a non-recurring basis (in thousands):

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges
Real estate	$782	$591	$5,200	$2,066

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges
Real estate	$6,076	$3,274	$5,200	$2,066
Equity investments in real estate	—	—	—	735
		$3,274		$2,801

Impairment charges, and their related triggering events and fair value measurements, recognized during the three and six months ended June 30, 2015 and 2014 were as follows:

Real Estate

During the three and six months ended June 30, 2015, we recognized impairment charges totaling $0.6 million and $3.3 million, respectively, on a property and a parcel of vacant land in order to reduce the carrying values of the properties to their estimated fair values.

During the three and six months ended June 30, 2014, we recognized an impairment charge of $2.1 million on a property in order to reduce the carrying value of the property to its estimated fair value, which approximated its estimated selling price.

Equity Investments in Real Estate

During the six months ended June 30, 2014, we recognized other-than-temporary impairment charges of $0.7 million on the Special Member Interest in CPA®:16 – Global’s operating partnership to reduce its carrying value to its estimated fair value, which had declined. The fair value was obtained by estimating discounted cash flows using two significant unobservable inputs, which are the discount rate and the estimated general and administrative costs as a percentage of assets under management with a weighted-average range of 12.75% - 15.75% and 35 - 45 basis points, respectively.

Note 11. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are four main components of economic risk that impact us: interest rate risk, credit risk, market risk, and foreign currency risk. We are primarily subject to interest rate risk on our interest-bearing liabilities, including the Senior Unsecured Credit Facility (Note 12), at June 30, 2015. Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, as well as changes in the value of our other securities and the shares we hold in the Managed REITs due to changes in interest rates or other market factors. We own investments in Europe, Asia, and Australia and are subject to risks associated with fluctuating foreign currency exchange rates.

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

W. P. Carey 6/30/2015 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting, and monitoring of derivative financial instrument activities.

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated, and that qualified, as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive income (loss) until the hedged item is recognized in earnings. For a derivative designated, and that qualified, as a net investment hedge, the effective portion of the change in the fair value and/or the net settlement of the derivative is reported in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. Amounts are reclassified out of Other comprehensive income (loss) into earnings when the hedged investment is either sold or substantially liquidated. That portion not deemed to be effective is considered the ineffective portion of the change in fair value of a derivative and is immediately recognized in earnings.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Interest rate cap	Other assets, net	$1	$3	$—	$—
Interest rate swaps	Other assets, net	284	285	—	—
Foreign currency forward contracts	Other assets, net	34,116	16,307	—	—
Foreign currency collars	Other assets, net	2,443	—	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(5,001)	(5,660)
Foreign currency forward contracts	Accounts payable, accrued expenses and other liabilities	—	—	(18)	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(352)	—
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	3,886	3,753	—	—
Interest rate swaps (a)	Other assets, net	12	—	—	—
Interest rate swaps (a)	Accounts payable, accrued expenses and other liabilities	—	—	(4,792)	(7,496)
Total derivatives		$40,742	$20,348	$(10,163)	$(13,156)
__________

(a)	These interest rate swaps do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the underlying variable-rate debt.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both June 30, 2015 and December 31, 2014, no cash collateral had been posted nor received for any of our derivative positions.

W. P. Carey 6/30/2015 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss) (Effective Portion) (a)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2015	2014	2015	2014
Foreign currency forward contracts	$(7,536)	$(451)	$14,053	$(3,115)
Foreign currency collars	(4,044)	—	2,066	—
Interest rate swaps	1,338	(1,431)	157	(1,617)
Interest rate caps	2	(4)	1	(21)
Derivatives in Net Investment Hedging Relationships (b)
Foreign currency forward contracts	(350)	—	3,306	—
Total	$(10,590)	$(1,886)	$19,583	$(4,753)

		Amount of (Loss) Gain on Derivatives Reclassified from Other Comprehensive Income (Loss) (Effective Portion) (c)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Foreign currency forward contracts	Other income and (expenses)	$1,876	$(440)	$3,730	$(824)
Interest rate swaps and caps	Interest expense	(609)	(634)	(1,218)	(1,335)
Foreign currency collars	Other income and (expenses)	357	—	357	—
Total		$1,624	$(1,074)	$2,869	$(2,159)
__________

(a)
Excludes net gains of $0.6 million and less than $0.1 million recognized on unconsolidated jointly-owned investments for the three months ended June 30, 2015 and 2014, respectively, and net gains of $0.9 million and less than $0.1 million for the six months ended June 30, 2015 and 2014, respectively.

(b)
The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive income (loss) until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

(c)
Excludes net gains recognized on unconsolidated jointly-owned investments of $0.2 million and $0.3 million for the three and six months ended June 30, 2014, respectively. There were no such gains or losses recognized for the three and six months ended June 30, 2015.

W. P. Carey 6/30/2015 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)

Amounts reported in Other comprehensive income (loss) related to interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. As of June 30, 2015, we estimate that an additional $2.1 million and $6.4 million will be reclassified as interest expense and other income, respectively, during the next 12 months.

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Interest rate swaps	Interest expense	$1,112	$507	$2,085	$985
Stock warrants	Other income and (expenses)	469	(134)	134	(134)
Foreign currency forwards	Other income and (expenses)	(347)	—	(347)	—
Foreign currency collars	Other income and (expenses)	(357)	—	5	—
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps (a)	Interest expense	187	—	335	—
Foreign currency collars	Other income and (expenses)	11	—	23	—
Foreign currency forward contracts	Other income and (expenses)	(1)	—	4	—
Total		$1,074	$373	$2,239	$851
__________

(a)	Relates to the ineffective portion of the hedging relationship.

See below for information on our purposes for entering into derivative instruments and for information on derivative instruments owned by unconsolidated investments, which are excluded from the tables above.

Interest Rate Swaps and Cap

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate, non-recourse mortgage loans and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of a loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The face amount on which the swaps are based is not exchanged. Interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The interest rate swaps and cap that our consolidated subsidiaries had outstanding at June 30, 2015 are summarized as follows (currency in thousands):

	Number of Instruments	Notional Amount		Fair Value at June 30, 2015 (a)
Interest Rate Derivatives
Designated as Cash Flow Hedging Instruments
Interest rate swaps	13	124,117	USD	$(3,991)
Interest rate swaps	1	6,060	EUR	(726)
Interest rate cap (b)	1	43,736	EUR	1
Not Designated as Cash Flow Hedging Instruments
Interest rate swaps (c)	3	106,105	EUR	(4,792)
Interest rate swaps (c)	1	3,192	USD	12
				$(9,496)
__________

(a)	Fair value amounts are based on the exchange rate of the euro at June 30, 2015, as applicable.

(b)	The applicable interest rate of the related debt was 1.0%, which were below the strike prices of the caps of 3.0% at June 30, 2015.

W. P. Carey 6/30/2015 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)

(c)	These interest rate swaps do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the underlying variable-rate debt.

Foreign Currency Contracts

We are exposed to foreign currency exchange rate movements, primarily in the euro and, to a lesser extent, the British pound sterling, the Australian dollar, and certain other currencies. We manage foreign currency exchange rate movements by generally placing our debt service obligation on an investment in the same currency as the tenant’s rental obligation to us. This reduces our overall exposure to the net cash flow from that investment. However, we are subject to foreign currency exchange rate movements to the extent that there is a difference in the timing and amount of the rental obligation and the debt service. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other income and (expenses) in the consolidated financial statements.

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

The following table presents the foreign currency derivative contracts we had outstanding at June 30, 2015, which were designated as cash flow hedges (currency in thousands):

	Number of Instruments	Notional Amount		Fair Value at June 30, 2015 (a)
Foreign Currency Derivatives
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	60	142,201	EUR	$26,404
Foreign currency collars	18	78,750	EUR	2,443
Foreign currency forward contracts	18	22,702	AUD	1,827
Foreign currency collars	6	10,500	GBP	(352)
Foreign currency forward contracts	14	7,490	GBP	(5)
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	5	84,522	AUD	5,872
				$36,189
__________

(a)	Fair value amounts are based on the applicable exchange rate of the foreign currency at June 30, 2015.

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of June 30, 2015. At June 30, 2015, our total credit exposure and the maximum exposure to any single counterparty was $34.3 million and $20.9 million, respectively.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At June 30, 2015, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $11.3 million and $14.2 million at June 30, 2015 and December 31, 2014, respectively, which included accrued interest and any adjustment for nonperformance risk. If we had breached any of these provisions at June 30, 2015 or December 31, 2014, we could have been required to settle our obligations under these agreements at their aggregate termination value of $11.5 million and $14.5 million, respectively.

Net Investment Hedges

At June 30, 2015 and December 31, 2014, the amounts borrowed in euro outstanding under the Revolver (Note 12) were €187.0 million and €345.0 million, respectively, and the amounts borrowed in British pounds were none and £40.0 million, respectively. Additionally, we have issued senior notes denominated in euro with a principal amount of €500.0 million (Note

W. P. Carey 6/30/2015 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)

12). These borrowings are designated as, and are effective as, economic hedges of our net investments in foreign entities. Variability in the exchange rates of the foreign currencies with respect to the U.S. dollar impacts our financial results as the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of changes in the foreign currencies to U.S. dollar exchange rates being recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. As a result, the borrowings in euro and British pounds sterling under the Revolver are recorded at cost in the consolidated financial statements and all changes in the value related to changes in the spot rates will be reported in the same manner as a translation adjustment, which is recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment.

At June 30, 2015, we had foreign currency forward contracts that were designated as net investment hedges, as discussed in “Derivative Financial Instruments” above.

Note 12. Debt

Senior Unsecured Credit Facility

At December 31, 2014, we had a senior credit facility that provided for a $1.0 billion unsecured revolving credit facility, or the Revolver, and a $250.0 million term loan facility, or the Term Loan Facility, which we refer to collectively as the Senior Unsecured Credit Facility. The Revolver matures on January 31, 2018 but may be extended by one year at our option, subject to the conditions provided in the Second Amended and Restated Credit Agreement. The Term Loan Facility matures on January 31, 2016, but we have two options to extend the maturity, each by an additional year. At December 31 2014, the Senior Unsecured Credit Facility also permitted (i) up to $500.0 million under the Revolver to be borrowed in certain currencies other than the U.S. dollar, (ii) swing line loans of up to $50.0 million under the Revolver, and (iii) the issuance of letters of credit under the Revolver in an aggregate amount not to exceed $50.0 million. The Senior Unsecured Credit Facility is being used for working capital needs, to refinance our existing indebtedness, for new investments, and for other general corporate purposes.

The Senior Unsecured Credit Facility also contained an accordion feature, which allowed us to increase the maximum borrowing capacity of the Revolver from $1.0 billion to $1.5 billion. We exercised this accordion feature on January 15, 2015. At that time, we also amended the Senior Unsecured Credit Facility as follows: (i) established a new $500.0 million accordion feature that, if exercised, subject to lender commitments, would increase our maximum borrowing capacity under the Revolver to $2.0 billion and under the Senior Unsecured Credit Facility in the aggregate to $2.25 billion, and (ii) increased the amount under the Revolver that may be borrowed in certain currencies other than the U.S. dollar to the equivalent of $750.0 million from $500.0 million. All other existing terms of the Senior Unsecured Credit Facility remained unchanged. In connection with the exercise of the accordion feature and the amendment of the Senior Unsecured Credit Facility in January 2015, we incurred financing costs totaling $3.1 million, which are included in Other assets, net in the consolidated financial statements, and are being amortized to Interest expense over the remaining terms of the facilities.

At June 30, 2015, the outstanding balance under the Senior Unsecured Credit Facility was $600.2 million, including the $250.0 million drawn under the Term Loan Facility, the equivalent of $209.2 million borrowed under the Revolver in euros and $141.0 million borrowed under the Revolver in U.S. dollars. In addition, as of June 30, 2015, our lenders had issued letters of credit totaling $1.1 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under the Revolver by the same amount. At June 30, 2015, our Revolver had unused capacity of $1.1 billion, excluding amounts reserved for outstanding letters of credit. Based on our credit rating of BBB/Baa2, during the six months ended June 30, 2015, we incurred interest at LIBOR plus 1.10% on the Revolver and at LIBOR plus 1.25% on the Term Loan Facility. We also incurred a facility fee of 0.20% of the total commitment on the Revolver during the six months ended June 30, 2015.

W. P. Carey 6/30/2015 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)

Senior Unsecured Notes

Since January 1, 2014, we have issued senior unsecured notes in three separate registered public offerings for an aggregate carrying amount of $1.5 billion, which we refer to collectively as the Senior Unsecured Notes. Interest on the Senior Unsecured Notes is payable in arrears, annually for foreign notes, and semi-annually for domestic notes. The Senior Unsecured Notes can be redeemed at par within three months of maturity, or we can call the notes at any time for the principal, accrued interest and a make-whole amount based upon a rate of the applicable government bond yield plus 30 basis points for the 2.0% Senior Euro Notes and the 4.6% Senior Notes, and 35 basis points for the 4.0% Senior Notes. The following table presents a summary of our Senior Unsecured Notes (currency in millions):

Notes	Issue Date	Principal Amount	Price of Par Value	Discount	Effective Interest Rate	Coupon Rate	Maturity Date
4.6% Senior Notes	3/14/2014	$500.0	99.639%	$1.8	4.645%	4.6%	4/1/2024
2.0% Senior Euro Notes (a)	1/21/2015	€500.0	99.220%	$4.6	2.107%	2.0%	1/20/2023
4.0% Senior Notes (a)	1/26/2015	$450.0	99.372%	$2.8	4.077%	4.0%	2/1/2025
__________

(a)	Proceeds from the issuances of these notes were used primarily to partially pay down the amounts then outstanding under our Revolver.

In connection with these offerings, we incurred financing costs totaling $7.8 million and $4.2 million during the six months ended June 30, 2015 and 2014, respectively, which are included in Other assets, net in the consolidated financial statements, and are being amortized to Interest expense over the respective terms of the Senior Unsecured Notes.

The Senior Unsecured Credit Facility and the Senior Unsecured Notes include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. The Senior Unsecured Credit Facility also contains various customary affirmative and negative covenants applicable to us and our subsidiaries, subject to materiality and other qualifications, baskets, and exceptions as outlined in the Second Amended and Restated Credit Agreement. We are also required to ensure that the total Restricted Payments (as defined in the Second Amended and Restated Credit Agreement) in an aggregate amount in any fiscal year does not exceed certain amounts as discussed in the 2014 Annual Report. We were in compliance with all of these covenants at June 30, 2015.

Non-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real estate properties with an aggregate carrying value of $3.2 billion and $3.3 billion at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, our mortgage notes payable bore interest at fixed annual rates ranging from 2.0% to 11.5% and variable contractual annual rates ranging from 0.9% to 8.8%, with maturity dates ranging from September 2015 to 2038.

Foreign Currency Exchange Rate Impact

During the six months ended June 30, 2015, the U.S. dollar strengthened against the euro, resulting in an aggregate decrease of $116.7 million in the aggregate carrying values of our Non-recourse debt, Senior Unsecured Credit Facility, and 2.0% Senior Euro Notes from December 31, 2014 to June 30, 2015.

W. P. Carey 6/30/2015 10-Q – 32

Notes to Consolidated Financial Statements (Unaudited)

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter are as follows (in thousands):

Years Ending December 31,	Total (a)
2015 (remainder)	$189,265
2016 (b)	584,246
2017	726,514
2018 (c)	619,622
2019	99,257
Thereafter through 2038 (d)	2,328,401
4,547,305
Unamortized discount, net (e)	(2,798)
Total	$4,544,507
__________

(a)	Certain amounts are based on the applicable foreign currency exchange rate at June 30, 2015.

(b)	Includes $250.0 million outstanding under our Term Loan Facility at June 30, 2015, which is scheduled to mature on January 31, 2016 unless extended pursuant to its terms.

(c)	Includes $350.2 million outstanding under our Revolver at June 30, 2015, which is scheduled to mature on January 31, 2018 unless extended pursuant to its terms.

(d)	Includes $1.5 billion of outstanding Senior Unsecured Notes, which are scheduled to mature during 2023 through 2025.

(e)
Represents the unamortized discount on the Senior Unsecured Notes of $8.4 million partially offset by unamortized premium of $5.6 million in the aggregate resulting from the assumption of property-level debt in connection with the CPA®:15 Merger and CPA®:16 Merger.

Note 13. Commitments and Contingencies

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

14. Stock-Based Compensation and Equity

At-The-Market Equity Offering

On June 3, 2015 we filed a prospectus supplement with the SEC pursuant to which we may offer and sell shares of our common stock, up to an aggregate gross sales price of $400.0 million, through an “at-the-market,” or ATM, offering program with a consortium of banks acting as sales agents. We intend to use the net proceeds from any such ATM offering to reduce indebtedness, which may include amounts outstanding under our Revolver, to fund potential future acquisitions, and for general corporate purposes. Through June 30, 2015, we had not issued any shares pursuant to this ATM program.

W. P. Carey 6/30/2015 10-Q – 33

Notes to Consolidated Financial Statements (Unaudited)

Stock-Based Compensation

We maintain several stock-based compensation plans, which are more fully described in the 2014 Annual Report. There have been no significant changes to the terms and conditions of any of our stock-based compensation plans or arrangements during the six months ended June 30, 2015.

Restricted and Conditional Awards

Nonvested restricted stock awards, or RSAs, restricted share units, or RSUs, and performance share units, or PSUs, at June 30, 2015 and changes during the six months ended June 30, 2015 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2015	442,502	$53.03	877,641	$32.06
Granted (a)	173,741	70.89	65,277	85.61
Vested (b)	(242,995)	48.40	(792,465)	56.27
Forfeited	(8,451)	65.91	—	—
Adjustment (c)	—	—	218,363	55.25
Nonvested at June 30, 2015 (d)	364,797	$64.33	368,816	$48.23
__________

(a)
The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant. The grant date fair value of PSUs were determined utilizing a Monte Carlo simulation model to generate a range of possible future stock prices for both us and the plan defined peer index over the three-year performance period. To estimate the fair value of PSUs granted during the six months ended June 30, 2015, we used a risk-free interest rate of 1.0% and an expected volatility rate of 20.2% (the plan defined peer index assumes 13.5%) and assumed a dividend yield of zero.

(b)
The total fair value of shares vested during the six months ended June 30, 2015 was $56.4 million. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date, pursuant to previously-made deferral elections. At June 30, 2015 and December 31, 2014, we had an obligation to issue 1,430,900 and 848,788 shares, respectively, of our common stock underlying such deferred awards, which is recorded within W. P. Carey stockholders’ equity as a Deferred compensation obligation of $57.4 million and $30.6 million, respectively.

(c)
Vesting and payment of the PSUs is conditioned upon certain company and market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. In connection with the payment of the PSUs granted in 2012, which were paid out in February 2015, we adjusted the shares during the six months ended June 30, 2015 to reflect the actual number of shares issued. There was no impact on our consolidated financial statements related to these adjustments, as the initial fair value of our PSUs factored in the variability associated with the performance features of these awards.

(d)	At June 30, 2015, total unrecognized compensation expense related to these awards was approximately $30.4 million, with an aggregate weighted-average remaining term of 2.0 years.

During the six months ended June 30, 2015, 133,432 stock options were exercised with an aggregate intrinsic value of $4.6 million. At June 30, 2015, there were 339,347 stock options outstanding, of which 302,353 were exercisable.

W. P. Carey 6/30/2015 10-Q – 34

Notes to Consolidated Financial Statements (Unaudited)

Earnings Per Share

Under current authoritative guidance for determining earnings per share, all nonvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Our nonvested RSUs and RSAs contain rights to receive non-forfeitable distribution equivalents, and therefore we apply the two-class method of computing earnings per share. The calculation of earnings per share below excludes the income attributable to the nonvested RSUs and RSAs from the numerator and such nonvested shares in the denominator. The following table summarizes basic and diluted earnings (in thousands, except share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to W. P. Carey	$63,348	$64,739	$99,464	$180,217
Allocation of distribution equivalents paid on nonvested RSUs and RSAs in excess of income	(218)	(277)	(342)	(770)
Net income – basic	63,130	64,462	99,122	179,447
Income effect of dilutive securities, net of taxes	—	(60)	—	82
Net income – diluted	$63,130	$64,402	$99,122	$179,529

Weighted-average shares outstanding – basic	105,764,032	100,236,362	105,532,976	94,855,067
Effect of dilutive securities	517,951	758,863	822,426	1,002,849
Weighted-average shares outstanding – diluted	106,281,983	100,995,225	106,355,402	95,857,916

For the three and six months ended June 30, 2015 and 2014, there were no potentially dilutive securities excluded from the computation of diluted earnings per share.

Redeemable Noncontrolling Interest

We account for the noncontrolling interest in WPCI held by a third party as a redeemable noncontrolling interest, as we have an obligation to redeem the interest at fair value, subject to certain conditions pursuant to a put option held by the third party. This obligation is required to be settled in shares of our common stock. The third-party interest is reflected at estimated redemption value for all periods presented. On October 1, 2013, we received a notice from the holder of the noncontrolling interest in WPCI regarding the exercise of the put option, pursuant to which we are required to purchase the third party’s 7.7% interest in WPCI. Pursuant to the terms of the related put agreement, the purchase price is to be determined based on a third-party valuation as of October 31, 2013, which is the end of the month that the put option was exercised. We cannot currently estimate when the redemption will occur and the final redemption amount may differ from our recorded estimate as of June 30, 2015, which was $13.4 million and represented our best estimate of fair value (Note 10).

The following table presents a reconciliation of redeemable noncontrolling interest (in thousands):

	Six Months Ended June 30,
	2015	2014
Beginning balance	$6,071	$7,436
Redemption value adjustment	7,303	(306)
Net income	—	151
Distributions	—	(836)
Change in other comprehensive income	—	(27)
Ending balance	$13,374	$6,418

W. P. Carey 6/30/2015 10-Q – 35

Notes to Consolidated Financial Statements (Unaudited)

Transfers to Noncontrolling Interests

The following table presents a reconciliation of the effect of transfers in noncontrolling interest (in thousands):

	Six Months Ended June 30,
	2015	2014
Net income attributable to W. P. Carey	$99,464	$180,217
Transfers to noncontrolling interest
Decrease in W. P. Carey’s additional paid-in capital for purchases of less-than-wholly-owned investments in connection with the CPA®:16 Merger	—	(41,374)
Net transfers to noncontrolling interest	—	(41,374)
Change from net income attributable to W. P. Carey and transfers to noncontrolling interest	$99,464	$138,843

Reclassifications Out of Accumulated Other Comprehensive (Loss) Income

The following tables present a reconciliation of changes in Accumulated other comprehensive (loss) income by component for the periods presented (in thousands):

	Three Months Ended June 30, 2015
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Beginning balance	$40,415	$(198,113)	$35	$(157,663)
Other comprehensive income (loss) before reclassifications	(7,995)	48,090	—	40,095
Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	609	—	—	609
Other income and (expenses)	(2,233)	—	—	(2,233)
Total	(1,624)	—	—	(1,624)
Net current period other comprehensive income (loss)	(9,619)	48,090	—	38,471
Net current period other comprehensive gain attributable to noncontrolling interests and redeemable noncontrolling interest	—	(1,585)	—	(1,585)
Ending balance	$30,796	$(151,608)	$35	$(120,777)

W. P. Carey 6/30/2015 10-Q – 36

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2014
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Beginning balance	$(10,285)	$27,680	$48	$17,443
Other comprehensive (loss) income before reclassifications	(3,001)	(1,590)	(5)	(4,596)
Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	634	—	—	634
Other income and (expenses)	440	—	—	440
Equity in earnings of equity method investments in the Managed Programs and real estate	160	—	—	160
Total	1,234	—	—	1,234
Net current period other comprehensive (loss) income	(1,767)	(1,590)	(5)	(3,362)
Net current period other comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interest	—	134	—	134
Ending balance	$(12,052)	$26,224	$43	$14,215

	Six Months Ended June 30, 2015
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Beginning balance	$13,597	$(89,177)	$21	$(75,559)
Other comprehensive income (loss) before reclassifications	20,068	(65,989)	14	(45,907)
Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	1,218	—	—	1,218
Other income and (expenses)	(4,087)	—	—	(4,087)
Total	(2,869)	—	—	(2,869)
Net current period other comprehensive income (loss)	17,199	(65,989)	14	(48,776)
Net current period other comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interest	—	3,558	—	3,558
Ending balance	$30,796	$(151,608)	$35	$(120,777)

W. P. Carey 6/30/2015 10-Q – 37

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2014
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Beginning balance	$(7,488)	$22,793	$31	$15,336
Other comprehensive (loss) income before reclassifications	(7,002)	2,956	12	(4,034)
Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	1,335	—	—	1,335
Other income and (expenses)	824	—	—	824
Equity in earnings of equity method investments in the Managed Programs and real estate	279	—	—	279
Total	2,438	—	—	2,438
Net current period other comprehensive (loss) income	(4,564)	2,956	12	(1,596)
Net current period other comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interest	—	475	—	475
Ending balance	$(12,052)	$26,224	$43	$14,215

Distributions Declared

During the second quarter of 2015, we declared a quarterly distribution of $0.9540 per share, which was paid on July 15, 2015 to stockholders of record on June 30, 2015, in the amount of $101.5 million.

Note 15. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed currently to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually and intend to do so for the tax year ending December 31, 2015. Accordingly, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the three and six months ended June 30, 2015 and 2014 related to the REIT.

Certain subsidiaries have elected status as TRSs. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. We also own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. The accompanying consolidated financial statements include an interim tax provision for our TRSs and foreign subsidiaries, as necessary, for the three and six months ended June 30, 2015 and 2014. Current income tax expense was $16.4 million and $9.3 million for the three months ended June 30, 2015 and 2014, respectively, and $20.1 million and $22.5 million for the six months ended June 30, 2015 and 2014, respectively.

Our TRSs and foreign subsidiaries are subject to U.S. federal, state, and foreign income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that more likely than not we will not realize the deferred tax asset based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. Deferred tax assets (net of valuation allowance) and liabilities for our TRSs and foreign subsidiaries were recorded, as necessary, for the six months ended June 30, 2015 and 2014. As of June 30, 2015 and 2014, we had deferred tax assets of $36.9 million and $26.0 million, respectively; valuation allowances of $20.6 million and $24.5 million, respectively; and deferred tax liabilities of $89.0 million and $88.0 million, respectively. The majority of our deferred tax assets relate to the timing difference between the financial reporting basis and tax basis for stock based compensation expense. The majority of our deferred tax liabilities relate to differences between the tax basis and financial reporting basis of the assets acquired in acquisitions treated as business combinations under GAAP and in which the tax basis of such assets was not stepped up to fair value for income tax purposes. Deferred income tax benefits included within the provision for income taxes were $1.4 million and $1.2 million for the three

W. P. Carey 6/30/2015 10-Q – 38

Notes to Consolidated Financial Statements (Unaudited)

months ended June 30, 2015 and 2014, respectively, and $3.1 million and $12.2 million for the six months ended June 30, 2015 and 2014, respectively.

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

2015 — During the six months ended June 30, 2015, we sold nine properties for total proceeds of $23.8 million, net of selling costs, and we recognized a net gain on these sales of $1.2 million. In connection with those sales that constituted businesses, during the six months ended June 30, 2015, we allocated goodwill totaling $0.7 million to the cost basis of the properties, for our Real Estate Ownership segment based on the relative fair value at the time of the sale (Note 9). Total revenues from these properties were $0.2 million and $1.9 million for the three and six months ended June 30, 2015, respectively. Net income from the operations of these properties was $0.2 million and $0.8 million for the three and six months ended June 30, 2015, respectively, inclusive of Gain (loss) on sale of real estate, net of tax, of less than $0.1 million and $1.2 million, respectively.

2014 — During the six months ended June 30, 2014, we sold five properties for a total of $40.6 million, net of selling costs, and we recognized a net loss on these sales of $3.8 million. These sales included a manufacturing facility for which the contractual minimum sale price of $5.8 million was not met. The third-party purchaser paid $1.4 million, with the difference of $4.4 million being paid by the vacating tenant. The amount paid by the tenant was recorded as lease termination income partially offsetting the $8.4 million loss on the sale of the property. Total revenues from these properties were $5.1 million and $6.0 million for the three and six months ended June 30, 2014, respectively. Net income from the operations of these properties was $0.8 million and $1.5 million for the three and six months ended June 30, 2014, respectively, inclusive of Gain (loss) on sale of real estate, net of tax of $(3.8) million and $(3.7) million, respectively.

In addition, during February 2014, a domestic vacant property was foreclosed upon and sold for $4.6 million. The proceeds from the sale were used to partially repay a mortgage loan encumbering this property and another property with an outstanding balance of $6.0 million at the time to the sale. The remaining principal balance was transferred to the other property. In connection with the sale, we recognized a gain on the sale of $0.1 million, which was reflected in Gain (loss) on sale of real estate, net of tax in the consolidated statement of income.

In connection with those sales that constituted businesses during the six months ended June 30, 2014, we allocated goodwill totaling $2.7 million to the cost basis of the properties, for our Real Estate Ownership segment, based on the relative fair value at the time of the sale (Note 9).

W. P. Carey 6/30/2015 10-Q – 39

Notes to Consolidated Financial Statements (Unaudited)

Property Dispositions Included in Discontinued Operations

The results of operations for properties that have been classified as held-for-sale or have been sold prior to January 1, 2014 and the properties that were acquired as held-for-sale in the CPA®:16 Merger are reflected in the consolidated financial statements as discontinued operations, net of tax and are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$—	$2,302	$—	$8,586
Expenses	—	(707)	—	(2,161)
Gain (loss) on extinguishment of debt	—	249	—	(1,271)
Gain on sale of real estate	—	24,577	—	27,674
Income from discontinued operations	$—	$26,421	$—	$32,828

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

In connection with those sales that constituted businesses, we allocated goodwill totaling $7.0 million to the cost basis of the properties for our Real Estate Ownership segment based on the relative fair value at the time of the sale.

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

W. P. Carey 6/30/2015 10-Q – 40

Notes to Consolidated Financial Statements (Unaudited)

Note 17. Segment Reporting

We evaluate our results from operations by our two major business segments — Real Estate Ownership and Investment Management (Note 1). The following tables present a summary of comparative results and assets for these business segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Real Estate Ownership
Revenues	$180,252	$177,241	$356,677	$312,502
Operating expenses (a)	(97,581)	(93,115)	(203,178)	(200,344)
Interest expense	(47,693)	(47,733)	(95,642)	(86,808)
Other income and expenses, excluding interest expense	21,714	7,913	28,951	122,809
(Provision for) benefit from income taxes	(3,845)	(3,110)	(2,571)	928
Gain (loss) on sale of real estate, net of tax	16	(3,823)	1,201	(3,743)
Net income attributable to noncontrolling interests	(1,591)	(2,325)	(4,057)	(3,713)
Net income attributable to noncontrolling interests of discontinued operations	—	(43)	—	(178)
Income from continuing operations attributable to W. P. Carey	$51,272	$35,005	$81,381	$141,453
Investment Management
Revenues (b)	$57,827	$76,173	$101,790	$150,110
Operating expenses (b) (c)	(32,801)	(68,245)	(67,683)	(132,624)
Other income and expenses, excluding interest expense	199	161	379	(167)
Provision for income taxes	(11,165)	(4,911)	(14,419)	(11,202)
Net income attributable to noncontrolling interests	(1,984)	(19)	(1,984)	(208)
Net loss (income) attributable to redeemable noncontrolling interests	—	111	—	(151)
Income from continuing operations attributable to W. P. Carey	$12,076	$3,270	$18,083	$5,758
Total Company
Revenues (b)	$238,079	$253,414	$458,467	$462,612
Operating expenses (a) (b) (c)	(130,382)	(161,360)	(270,861)	(332,968)
Interest expense	(47,693)	(47,733)	(95,642)	(86,808)
Other income and expenses, excluding interest expense	21,913	8,074	29,330	122,642
Provision for income taxes	(15,010)	(8,021)	(16,990)	(10,274)
Gain (loss) on sale of real estate, net of tax	16	(3,823)	1,201	(3,743)
Net income attributable to noncontrolling interests	(3,575)	(2,344)	(6,041)	(3,921)
Net income attributable to noncontrolling interests of discontinued operations	—	(43)	—	(178)
Net loss (income) attributable to redeemable noncontrolling interests	—	111	—	(151)
Income from continuing operations attributable to W. P. Carey	$63,348	$38,275	$99,464	$147,211

	Total Long-Lived Assets at (d)		Total Assets at
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Real Estate Ownership	$6,079,243	$5,880,958	$8,769,493	$8,459,406
Investment Management	25,162	25,000	198,111	189,073
Total Company	$6,104,405	$5,905,958	$8,967,604	$8,648,479
__________

(a)	Includes expenses incurred of $30.4 million related to the CPA®:16 Merger for the six months ended June 30, 2014.

W. P. Carey 6/30/2015 10-Q – 41

Notes to Consolidated Financial Statements (Unaudited)

(b)
Included in revenues and operating expenses are reimbursable tenant and affiliate costs totaling $13.8 million and $47.7 million for the three months ended June 30, 2015 and 2014, respectively, and $29.3 million and $93.4 million for the six months ended June 30, 2015 and 2014, respectively.

(c)
Includes Stock-based compensation expense of $5.1 million and $8.0 million for the three months ended June 30, 2015 and 2014, respectively, of which $3.1 million and $5.3 million, respectively, were included in the Investment Management segment; and $12.1 million and $15.0 million for the six months ended June 30, 2015 and 2014, of which $7.6 million and $9.5 million, respectively, were included in the Investment Management segment.

(d)
Consists of Net investments in real estate and Equity investments in the Managed Programs and real estate. Total long-lived assets for our Investment Management segment consists of our equity investment in CCIF (Note 8).

W. P. Carey 6/30/2015 10-Q – 42

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

Business Overview

As described in more detail in Item 1 in the 2014 Annual Report, we provide long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and, as of June 30, 2015, manage a global investment portfolio of 1,289 properties, including 852 net-leased properties and four operating properties within our owned real estate portfolio. Our business operates in two segments – Real Estate Ownership and Investment Management.

Significant Developments

New Senior Management Responsibilities

In June 2015, we made the following changes in senior management responsibilities:

•
Jason E. Fox was named President of W. P. Carey, in addition to his existing role as Global Head of Investments overseeing the sourcing, negotiating and structuring of acquisitions on behalf of W. P. Carey and the CPA® REITs;

•	Catherine D. Rice, who was the Chief Financial Officer of W. P. Carey, was promoted to Senior Managing Director in a newly created internal advisory role focused on examining our core businesses; and

•	Hisham A. Kader, who was the Chief Accounting Officer of W. P. Carey, became our Chief Financial Officer.

At-The-Market Equity Offering Program

On June 3, 2015, we filed a prospectus supplement with the SEC pursuant to which we may offer and sell shares of our common stock, up to an aggregate gross sales price of $400.0 million through our ATM offering program (Note 14). As of the date of this Report, we have not issued any shares pursuant to this ATM program.

Distributions

Our cash distributions totaled $1.903 per share during the six months ended June 30, 2015, comprised of two quarterly cash distributions of $0.9500 and $0.9525 per share paid on January 15 and April 15, 2015, respectively. In addition, during the second quarter of 2015, our Board of Directors declared a quarterly distribution of $0.9540 per share, or $3.82 on an annualized basis, which was paid on July 15, 2015 to stockholders of record on June 30, 2015.

Real Estate Ownership

Investment Transactions

During the six months ended June 30, 2015, we acquired four foreign investments, which included 73 auto dealership properties in various locations in the United Kingdom; a logistics facility in Rotterdam, the Netherlands; a retail facility in Bad Fischau, Austria; and a logistics facility in Oskarshamn, Sweden for a total of $445.6 million, inclusive of acquisition-related costs.

Financing Transactions

Since January 1, 2015, we increased our unsecured borrowings and our borrowing capacity by more than $1.5 billion in the aggregate (Note 12), as follows:

•
On January 15, 2015, we exercised the accordion feature on our Senior Unsecured Credit Facility, which increased the maximum borrowing capacity under our Revolver from $1.0 billion to $1.5 billion. We also amended the Senior

W. P. Carey 6/30/2015 10-Q – 43

Unsecured Credit Facility as follows: (i) established a new $500.0 million accordion feature that, if exercised, subject to lender commitments, would increase our maximum borrowing capacity under the Revolver to $2.0 billion and bring the Senior Unsecured Credit Facility to $2.25 billion, and (ii) increased the amount under our Revolver that may be borrowed in certain currencies other than the U.S. dollar from the equivalent of $500.0 million to $750.0 million.

•
On January 21, 2015, we issued €500.0 million ($591.7 million) of 2.0% Senior Euro Notes, at a price of 99.22% of par value, in a registered public offering. These 2.0% Senior Euro Notes have an eight-year term and are scheduled to mature on January 20, 2023.

•
On January 26, 2015, we issued $450.0 million of 4.0% Senior Notes, at a price of 99.372% of par value, in a registered public offering. These 4.0% Senior Notes have a ten-year term and are scheduled to mature on February 1, 2025.

Foreign Currency Fluctuation

We own investments outside the United States, primarily in Europe, Australia, and Asia, and as a result, are subject to the risk from the effects of exchange rate movements in various foreign currencies, primarily the euro. The average exchange rate of the U.S. dollar in relation to the euro decreased by approximately 19.0% and 18.6% during the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014, resulting in a negative impact on the results of operations for our euro-denominated investments during the three and six months ended June 30, 2015 as compared to the same periods in 2014. We try to manage our exposure related to fluctuations in exchange rates of the U.S. dollar relative to the respective currencies of our foreign operations by entering into hedging arrangements utilizing derivatives instruments such as foreign currency forward contracts and collars. We also try to manage our exposure related to fluctuations in exchange rates of the U.S. dollar relative to the euro by incurring debt denominated in the euro, including euro-denominated non-recourse debt, Senior Euro Notes, and the ability to draw down on the Revolver in euros (as well as other currencies).

Investment Management

During the six months ended June 30, 2015, we managed CPA®:17 – Global, CPA®:18 – Global, CWI, CWI 2, and CCIF.

Investment Transactions

During the six months ended June 30, 2015, we earned $59.5 million in Structuring revenue related to the following transactions on behalf of the Managed Programs:

•
We structured investments in nine properties, two loans receivable, and one equity investment for an aggregate of $237.5 million, inclusive of acquisition-related costs, on behalf of CPA®:17 – Global. Approximately $75.8 million was invested in Europe and $161.7 million was invested in the United States.

•
We structured investments in 36 properties for an aggregate of $676.2 million, inclusive of acquisition-related costs, on behalf of CPA®:18 – Global. Approximately $302.1 million was invested in the United States, $353.5 million was invested in Europe, and $20.6 million was invested in Canada.

•	We structured investments in six domestic hotels for a total of $633.3 million, inclusive of acquisition-related costs, on behalf of CWI. One of these investments is jointly-owned with CWI 2.

•	We structured investments in two domestic hotels for a total of $144.2 million, inclusive of acquisition-related costs, on behalf of CWI 2. One of these investments is jointly-owned with CWI 1.

Financing Transactions

•	During the six months ended June 30, 2015, we arranged financing totaling $101.9 million for CPA®:17 – Global, $363.1 million for CPA®:18 – Global, $252.6 million for CWI, and $42.0 million for CWI 2.

W. P. Carey 6/30/2015 10-Q – 44

Investor Capital Inflows

•
CPA®:18 – Global commenced its initial public offering in May 2013 and through the termination of the offering in April 2015, raised approximately $1.2 billion, of which $100.4 million was raised during 2015. We earned $1.3 million in Dealer manager fees during the six months ended June 30, 2015 related to CPA®:18 – Global’s initial offering, which closed on April 2, 2015.

•
CWI 2 began to admit new stockholders on May 15, 2015 (Note 3). Through June 30, 2015, CWI 2 had raised approximately $17.0 million through its initial public offering. We earned $0.3 million in Dealer manager fees during the six months ended June 30, 2015 related to CWI 2’s offering.

•
In September 2014, we filed two registration statements on Form N-2, with the SEC regarding the organization of two feeder funds that are affiliated with CCIF.  As amended, the registration statements enable the newly organized feeder funds to sell common shares up to $1.0 billion and to invest that equity capital into CCIF. The advisor to CCIF is wholly owned by us. The registration statements for each of the feeder funds were declared effective by the SEC in July 2015.

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

Financial Highlights

Our results for the three and six months ended June 30, 2015 as compared to the same periods in 2014 included the following significant items:

•
Total lease revenue and total property level contribution increased by $15.8 million and $16.5 million, respectively, for the six months ended June 30, 2015 as compared to the same period in 2014, due to properties acquired in the CPA®:16 Merger on January 31, 2014.

•
Total lease revenue and total property level contribution increased by $23.0 million and $12.6 million, respectively, for the three months ended June 30, 2015, and by $45.3 million and $25.5 million, respectively, for the six months ended June 30, 2015, as compared to the same periods in 2014, due to properties acquired in 2015 and 2014.

•
Interest expense increased by $7.6 million and $18.0 million for three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014 due to the issuances of the our 2.0% Senior Euro Notes and 4.0% Senior Notes issued in January 2015 and 4.6% Senior Notes in March 2014 (Note 12).

•	We recognized an aggregate gain on change in control of interests of $105.9 million and incurred costs in connection with the CPA®:16 Merger of $30.4 million during the six months ended June 30, 2014.

•	We issued 4,600,000 shares in a public offering in September 2014.

W. P. Carey 6/30/2015 10-Q – 45

(In thousands, except shares)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Real estate revenues (excluding reimbursable tenant costs)	$174,122	$171,492	$344,608	$300,739
Investment management revenues (excluding reimbursable costs from affiliates)	50,188	34,248	84,544	68,453
Total revenues (excluding reimbursable costs)	224,310	205,740	429,152	369,192
Net income attributable to W. P. Carey	63,348	64,739	99,464	180,217

Cash distributions paid	101,055	90,153	200,915	158,312

Net cash provided by operating activities			216,052	168,637
Net cash (used in) provided by investing activities			(522,949)	131,620
Net cash provided by (used in) financing activities			362,708	(202,904)

Supplemental financial measure:
Adjusted funds from operations attributable to W. P. Carey (a)	139,036	122,246	269,003	240,494

Diluted weighted-average shares outstanding	106,281,983	100,995,225	106,355,402	95,857,916
___________

(a)
We consider the performance metrics listed above, including Adjusted funds from operations, previously referred to as Funds from operations – as adjusted, a supplemental measure that is not defined by GAAP, referred to as a non-GAAP measure, to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

Consolidated Results

During the three and six months ended June 30, 2015 as compared to the same periods in 2014, total revenues, net cash provided by operating activities, and AFFO were favorably impacted by the new investments we entered into during 2014 and 2015, as well as the CPA®:16 Merger on January 31, 2014 (Note 4). Net income attributable to W. P. Carey decreased during the three and six months ended June 30, 2015 as compared to the same periods in 2014, primarily due to income from discontinued operations recognized during the three months ended June 30, 2014. Net income attributable to W. P. Carey during the six months ended June 30, 2015 also decreased due to a gain on change in control of interests recognized in connection with the CPA®:16 Merger on January 31, 2014.

W. P. Carey 6/30/2015 10-Q – 46

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

Portfolio Summary

	June 30, 2015	December 31, 2014
Number of net-leased properties	852	783
Number of operating properties (a)	4	4
Number of tenants (net-leased properties)	217	219
Total square footage (net-leased properties, in thousands)	89,306	87,300
Occupancy (net-leased properties)	98.6%	98.6%
Weighted-average lease term (net-leased properties, in years)	9.1	9.1
Number of countries	19	18
Total assets (consolidated basis, in thousands)	$8,967,604	$8,648,479
Net investments in real estate (consolidated basis, in thousands)	5,840,987	5,656,555

	Six Months Ended June 30,
	2015	2014
Financing obtained (in millions, pro rata amount equals consolidated amount) (b)	$1,541.7	$1,750.0
Acquisition volume (in millions, pro rata amount equals consolidated amount) (c)	445.6	89.4
Average U.S. dollar/euro exchange rate (d)	1.1162	1.3712
Change in the U.S. CPI (e)	1.6%	2.3%
Change in the German CPI (e)	0.3%	0.2%
Change in the French CPI (e)	0.6%	0.4%
Change in the Finnish CPI (e)	(0.2)%	0.4%
Change in the Spanish CPI (e)	0.9%	(1.2)%

__________

(a)
Operating properties include two self-storage properties with an average occupancy of 93.8% for the six months ended June 30, 2015 and also include two hotel properties acquired from CPA®:16 – Global in the CPA®:16 Merger with an average occupancy of 80.8% for the six months ended June 30, 2015.

(b)
The amount for the six months ended June 30, 2015 represents the exercise of the accordion feature under our Senior Unsecured Credit Facility in January 2015, which increased our borrowing capacity under the Revolver by $500.0 million, and the issuances of the €500.0 million 2.0% Senior Euro Notes and $450.0 million 4.0% Senior Notes in January 2015 (Note 12).

(c)	Includes acquisition-related costs, which were expensed in the consolidated financial statements.

(d)
The average conversion rate for the U.S. dollar in relation to the euro decreased during the six months ended June 30, 2015 as compared to the same period in 2014, resulting in a negative impact on earnings in 2015 from our euro-denominated investments.

(e)	Many of our lease agreements include contractual increases indexed to changes in the U.S. Consumer Price Index, or CPI, or similar indices in the jurisdictions in which the properties are located.

W. P. Carey 6/30/2015 10-Q – 47

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at June 30, 2015 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(in thousands, except percentages)

Tenant/Lease Guarantor	ABR	Percent
Hellweg Die Profi-Baumärkte GmbH & Co. KG (a)	$33,932	5.0%
U-Haul Moving Partners Inc. and Mercury Partners, LP	31,853	4.7%
Carrefour France SAS (a)	27,686	4.1%
State of Andalucia (a)	26,409	3.9%
Pendragon Plc (a)	25,571	3.7%
Marcourt Investments Inc. (Marriott Corporation)	16,100	2.4%
OBI Group (a)	15,229	2.2%
True Value Company	15,071	2.2%
UTI Holdings, Inc.	14,636	2.1%
Advanced Micro Devices, Inc.	12,769	1.9%
Total	$219,256	32.2%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

W. P. Carey 6/30/2015 10-Q – 48

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	Percent	Square Footage	Percent
United States
East
New Jersey	$25,229	3.7%	1,694	1.9%
North Carolina	18,768	2.8%	4,435	5.0%
Pennsylvania	18,276	2.7%	2,526	2.8%
New York	17,741	2.6%	1,178	1.3%
Massachusetts	14,481	2.1%	1,390	1.6%
Virginia	7,783	1.1%	1,093	1.2%
Other (a)	22,550	3.3%	4,702	5.3%
Total East	124,828	18.3%	17,018	19.1%

West
California	55,361	8.1%	3,518	3.9%
Arizona	25,848	3.8%	2,934	3.3%
Colorado	8,502	1.3%	1,340	1.5%
Utah	7,198	1.1%	960	1.1%
Other (a)	20,092	3.0%	2,297	2.6%
Total West	117,001	17.3%	11,049	12.4%

South
Texas	46,682	6.9%	6,740	7.5%
Georgia	26,637	3.9%	3,498	3.9%
Florida	17,844	2.6%	1,855	2.1%
Tennessee	13,933	2.0%	1,804	2.0%
Other (a)	7,525	1.1%	1,767	2.0%
Total South	112,621	16.5%	15,664	17.5%

Midwest
Illinois	26,002	3.8%	3,741	4.2%
Michigan	11,594	1.7%	1,380	1.5%
Indiana	9,140	1.3%	1,418	1.6%
Ohio	7,209	1.1%	1,647	1.8%
Other (a)	27,580	4.1%	4,777	5.3%
Total Midwest	81,525	12.0%	12,963	14.4%
United States Total	435,975	64.1%	56,694	63.4%

International
Germany	55,459	8.2%	6,819	7.6%
France	43,356	6.4%	8,166	9.2%
United Kingdom	38,668	5.7%	2,464	2.8%
Spain	27,955	4.1%	2,927	3.3%
Finland	19,836	2.9%	1,979	2.2%
Poland	17,121	2.5%	2,189	2.5%
Australia	10,280	1.5%	3,160	3.5%
The Netherlands	9,522	1.4%	1,676	1.9%
Other (b)	21,969	3.2%	3,232	3.6%
International Total	244,166	35.9%	32,612	36.6%

Total	$680,141	100.0%	89,306	100.0%

W. P. Carey 6/30/2015 10-Q – 49

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	Percent	Square Footage	Percent
Office	$198,474	29.1%	13,421	15.0%
Industrial	171,253	25.2%	34,420	38.5%
Warehouse	121,868	17.9%	25,254	28.3%
Retail	105,839	15.6%	9,310	10.4%
Self Storage	31,853	4.7%	3,535	4.0%
Other (c)	50,854	7.5%	3,366	3.8%
Total	$680,141	100.0%	89,306	100.0%
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

(b)	Includes assets in Norway, Hungary, Belgium, Sweden, Austria, Canada, Mexico, Thailand, Malaysia, and Japan.

(c)	Includes ABR from tenants with the following property types: learning center, sports facility, theater, and residential.

W. P. Carey 6/30/2015 10-Q – 50

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	Percent	Square Footage	Percent
Retail Stores	$137,557	20.2%	20,385	22.8%
Consumer Services	57,998	8.5%	4,953	5.5%
High Tech Industries	45,697	6.7%	3,263	3.7%
Sovereign and Public Finance	39,656	5.8%	3,364	3.8%
Automotive	36,678	5.4%	6,414	7.2%
Beverage, Food, and Tobacco	34,055	5.0%	7,370	8.2%
Transportation: Cargo	31,699	4.7%	4,559	5.1%
Media: Advertising, Printing, and Publishing	31,446	4.6%	2,327	2.6%
Hotel, Gaming, and Leisure	30,498	4.5%	1,806	2.0%
Healthcare and Pharmaceuticals	26,952	4.0%	1,945	2.2%
Containers, Packaging, and Glass	26,549	3.9%	5,325	6.0%
Capital Equipment	25,765	3.8%	4,876	5.5%
Construction and Building	20,617	3.0%	4,276	4.8%
Business Services	17,789	2.6%	1,849	2.1%
Telecommunications	14,809	2.2%	1,188	1.3%
Wholesale	14,706	2.2%	2,806	3.1%
Aerospace and Defense	11,126	1.6%	1,221	1.4%
Consumer Goods: Durable	10,990	1.6%	2,485	2.8%
Grocery	10,499	1.6%	1,218	1.4%
Metals and Mining	9,881	1.5%	1,413	1.6%
Chemicals, Plastics, and Rubber	9,756	1.4%	1,088	1.2%
Insurance	9,217	1.4%	473	0.5%
Oil and Gas	8,380	1.2%	368	0.4%
Consumer Goods: Non-Durable	7,738	1.1%	1,883	2.1%
Other (a)	10,083	1.5%	2,451	2.7%
Total	$680,141	100.0%	89,306	100.0%
__________

(a)	Includes ABR from tenants in the following industries: banking; media: broadcasting and subscription; environmental industries; finance; transportation: consumer; and forest products and paper.

W. P. Carey 6/30/2015 10-Q – 51

Lease Expirations
(in thousands, except percentages and number of leases)

Year of Lease Expiration (a)	Number of Leases Expiring	ABR	Percent	Square Footage	Percent
Remaining 2015 (b)	9	$9,981	1.5%	1,142	1.3%
2016	16	20,099	3.0%	2,513	2.8%
2017	17	16,147	2.4%	2,679	3.0%
2018	29	56,638	8.3%	8,106	9.1%
2019	28	45,878	6.7%	4,685	5.2%
2020	24	35,415	5.2%	3,534	4.0%
2021	76	40,038	5.9%	6,612	7.4%
2022	37	61,906	9.1%	8,551	9.6%
2023	14	45,811	6.7%	5,550	6.2%
2024	44	92,895	13.7%	12,475	14.0%
2025	41	29,175	4.3%	3,036	3.4%
2026	21	17,363	2.6%	2,525	2.8%
2027	16	34,161	5.0%	5,341	6.0%
2028	10	23,407	3.4%	2,987	3.3%
Thereafter	88	151,227	22.2%	18,342	20.5%
Vacant	—	—	—%	1,228	1.4%
Total	470	$680,141	100.0%	89,306	100.0%
__________

(a)	Assumes tenant does not exercise renewal option.

(b)	Month-to-month leases are included in 2015 ABR.

Terms and Definitions

Pro Rata Metrics —The portfolio information above contains certain metrics prepared under the pro rata consolidation method. We refer to these metrics as pro rata metrics. We have a number of investments, usually with our affiliates, in which our economic ownership is less than 100%. Under the full consolidation method, we report 100% of the assets, liabilities, revenues, and expenses of those investments that are deemed to be under our control or for which we are deemed to be the primary beneficiary, even if our ownership is less than 100%. Also, for all other jointly-owned investments, we report our net investment and our net income or loss from that investment. Under the pro rata consolidation method, we present our proportionate share, based on our economic ownership of these jointly-owned investments, of the assets, liabilities, revenues, and expenses of those investments.

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

W. P. Carey 6/30/2015 10-Q – 52

Real Estate Ownership

The following table presents the comparative results of our Real Estate Ownership segment (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Revenues
Lease revenues	$162,574	$148,253	$14,321	$322,739	$271,320	$51,419
Operating property revenues	8,426	8,251	175	15,538	13,244	2,294
Reimbursable tenant costs	6,130	5,749	381	12,069	11,763	306
Lease termination income and other	3,122	14,988	(11,866)	6,331	16,175	(9,844)
	180,252	177,241	3,011	356,677	312,502	44,175
Operating Expenses
Depreciation and amortization:
Net-leased properties	63,088	61,579	1,509	126,407	112,106	14,301
Operating properties	1,062	913	149	2,111	1,741	370
	64,150	62,492	1,658	128,518	113,847	14,671
Property expenses:
Reimbursable tenant costs	6,130	5,749	381	12,069	11,763	306
Operating property expenses	6,168	5,821	347	11,539	9,506	2,033
Net-leased properties	2,755	4,703	(1,948)	5,229	8,032	(2,803)
Property management fees	2,097	687	1,410	3,616	2,092	1,524
	17,150	16,960	190	32,453	31,393	1,060
General and administrative	11,772	7,758	4,014	26,884	16,737	10,147
Stock-based compensation expense	2,021	2,702	(681)	4,476	5,550	(1,074)
Merger and property acquisition expenses	1,897	1,137	760	7,573	30,751	(23,178)
Impairment charges	591	2,066	(1,475)	3,274	2,066	1,208
	97,581	93,115	4,466	203,178	200,344	2,834
Segment Net Operating Income	82,671	84,126	(1,455)	153,499	112,158	41,341
Other Income and Expenses
Interest expense	(47,693)	(47,733)	40	(95,642)	(86,808)	(8,834)
Other income and (expenses)	7,442	(1,539)	8,981	2,956	(6,852)	9,808
Equity in earnings of equity method investments in the Managed Programs and real estate	14,272	9,452	4,820	25,995	23,714	2,281
Gain on change in control of interests	—	—	—	—	105,947	(105,947)
	(25,979)	(39,820)	13,841	(66,691)	36,001	(102,692)
Income from continuing operations before income taxes	56,692	44,306	12,386	86,808	148,159	(61,351)
(Provision for) benefit from income taxes	(3,845)	(3,110)	(735)	(2,571)	928	(3,499)
Income from continuing operations before gain on sale of real estate	52,847	41,196	11,651	84,237	149,087	(64,850)
Income from discontinued operations, net of tax	—	26,421	(26,421)	—	32,828	(32,828)
Gain (loss) on sale of real estate, net of tax	16	(3,823)	3,839	1,201	(3,743)	4,944
Net Income from Real Estate Ownership	52,863	63,794	(10,931)	85,438	178,172	(92,734)
Net income attributable to noncontrolling interests	(1,591)	(2,325)	734	(4,057)	(3,713)	(344)
Net Income from Real Estate Ownership Attributable to W. P. Carey	$51,272	$61,469	$(10,197)	$81,381	$174,459	$(93,078)

W. P. Carey 6/30/2015 10-Q – 53

Lease Composition and Leasing Activities

As of June 30, 2015, 95.0% of our net leases, based on ABR, have rent increases, of which 71.0% have adjustments based on CPI or similar indices and 24.0% have fixed rent increases. CPI and similar rent adjustments are based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. Over the next 12 months, fixed rent escalations are scheduled to increase ABR by an average of 1.4%. We own international investments and, therefore, lease revenues from these investments are also subject to fluctuations in exchange rate movements in foreign currencies.

The following discussion presents a summary of rents on existing properties arising from leases with new tenants, or second generation leases, and renewed leases with existing tenants for the three months ended June 30, 2015 and, therefore, does not include new acquisitions for our portfolio during that period. For a discussion about our leasing activities for the prior periods presented in this Report, please see our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2014, as filed with the SEC on May 18, 2015 and August 7, 2014, respectively.

During the three months ended June 30, 2015, we entered into one new lease for a total of approximately 0.2 million square feet of leased space. The average rent for the leased space is $2.59 per square foot. We did not provide a tenant improvement allowance on this lease. In addition, during the three months ended June 30, 2015, we extended one lease with an existing tenant for a total of approximately 0.1 million square feet of leased space. The estimated average new rent for the leased space is $2.04 per square foot, which is the same as the average old rent. We did not provide a tenant improvement allowance on this lease.

W. P. Carey 6/30/2015 10-Q – 54

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Existing Net-Leased Properties
Lease revenues	$72,515	$75,240	$(2,725)	$144,639	$151,187	$(6,548)
Property expenses	(139)	(1,489)	1,350	(697)	(1,870)	1,173
Depreciation and amortization	(28,218)	(30,388)	2,170	(56,839)	(60,208)	3,369
Property level contribution	44,158	43,363	795	87,103	89,109	(2,006)
Net-Leased Properties Acquired in the CPA®:16 Merger
Lease revenues	65,187	69,584	(4,397)	130,492	114,706	15,786
Property expenses	(1,040)	(1,666)	626	(2,101)	(3,708)	1,607
Depreciation and amortization	(24,872)	(29,774)	4,902	(50,661)	(49,778)	(883)
Property level contribution	39,275	38,144	1,131	77,730	61,220	16,510
Recently Acquired Net-Leased Properties
Lease revenues	24,740	1,746	22,994	47,052	1,745	45,307
Property expenses	(1,526)	(397)	(1,129)	(2,293)	(477)	(1,816)
Depreciation and amortization	(9,935)	(682)	(9,253)	(18,703)	(682)	(18,021)
Property level contribution	13,279	667	12,612	26,056	586	25,470
Properties Sold
Lease revenues	132	1,683	(1,551)	556	3,682	(3,126)
Property expenses	(50)	(1,151)	1,101	(138)	(1,977)	1,839
Depreciation and amortization	(63)	(735)	672	(204)	(1,438)	1,234
Property level contribution	19	(203)	222	214	267	(53)
Operating Properties
Revenues	8,426	8,251	175	15,538	13,244	2,294
Property expenses	(6,168)	(5,821)	(347)	(11,539)	(9,506)	(2,033)
Depreciation and amortization	(1,062)	(913)	(149)	(2,111)	(1,741)	(370)
Property level contribution	1,196	1,517	(321)	1,888	1,997	(109)
Property Level Contribution	97,927	83,488	14,439	192,991	153,179	39,812
Add: Lease termination income and other	3,122	14,988	(11,866)	6,331	16,175	(9,844)
Less other expenses:
Property management fees	(2,097)	(687)	(1,410)	(3,616)	(2,092)	(1,524)
General and administrative	(11,772)	(7,758)	(4,014)	(26,884)	(16,737)	(10,147)
Stock-based compensation expense	(2,021)	(2,702)	681	(4,476)	(5,550)	1,074
Merger and property acquisition expenses	(1,897)	(1,137)	(760)	(7,573)	(30,751)	23,178
Impairment charges	(591)	(2,066)	1,475	(3,274)	(2,066)	(1,208)
Segment Net Operating Income	$82,671	$84,126	$(1,455)	$153,499	$112,158	$41,341

Existing Net-Leased Properties

Existing net-leased properties are those that we acquired prior to January 1, 2014 and that were not sold during the periods presented. For the periods presented, there were 329 existing net-leased properties.

W. P. Carey 6/30/2015 10-Q – 55

For the three months ended June 30, 2015 as compared to the same period in 2014, property level contribution from existing net-leased properties increased by $0.8 million, primarily due to decreases in depreciation and amortization expense of $2.2 million and property expenses of $1.4 million, partially offset by a decrease in lease revenues of $2.7 million. Lease revenues decreased as a result of the fluctuations in foreign currency exchange rates (primarily the euro), which reduced lease revenues by approximately $4.6 million. This decrease was partially offset by an increase to lease revenues of approximately $1.0 million as a result of scheduled rent increase at several properties. Depreciation and amortization expense decreased as a result of the fluctuations in foreign currency exchange rates.

For the six months ended June 30, 2015 as compared to the same period in 2014, property level contribution from existing net-leased properties decreased by $2.0 million, primarily due to a decrease in lease revenues of $6.5 million, partially offset by decreases in depreciation and amortization expense of $3.4 million and property expenses of $1.2 million. Lease revenues decreased as a result of the fluctuations in foreign currency exchange rates (primarily the euro), which reduced lease revenues by approximately $8.7 million. This decrease was partially offset by an increase to lease revenues of approximately $1.6 million as a result of scheduled rent increase at several properties. Depreciation and amortization expense decreased as a result of the fluctuations in foreign currency exchange rates.

Net-Leased Properties Acquired in the CPA®:16 Merger

For the periods presented, there were 315 net-leased properties acquired in the CPA®:16 Merger in January 2014 (Note 4).

For the three months ended June 30, 2015 as compared to the same period in 2014, property level contribution from net-leased properties acquired in the CPA®:16 Merger increased by $1.1 million, primarily due to a decrease in depreciation and amortization expense of $4.9 million, partially offset by a decrease in lease revenues of $4.4 million. The decrease in both depreciation and amortization and lease revenue was due to the fluctuations in foreign currency exchange rates.

For the six months ended June 30, 2015 as compared to the same period in 2014, property level contribution from net-leased properties acquired in the CPA®:16 Merger increased by $16.5 million, primarily due to an increase in lease revenues of $15.8 million. Lease revenues increased by $23.7 million, representing activity for the six months ended June 30, 2015 as compared to activity for the five months ended June 30, 2014. This increase in lease revenues was partially offset by a decrease of $8.2 million as a result of the fluctuations in foreign currency exchange rates.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired subsequent to December 31, 2013.

For the three and six months ended June 30, 2015 as compared to the same periods in 2014, property level contribution from recently acquired net-leased properties increased by $12.6 million and $25.5 million, respectively, as a result of 12 investments we acquired after June 30, 2014 and through June 30, 2015, including an investment in 31 industrial buildings acquired in October 2014 in Australia, an investment in 31 office buildings acquired in December 2014 in Spain, and an investment in 73 auto dealership facilities acquired in January 2015 in the United Kingdom. Total lease revenues from these properties were $16.4 million and $30.9 million for the three and six months ended June 30, 2015, respectively.

Properties Sold

Properties sold discussed in this section represent only those properties that did not qualify for classification as discontinued operations. We discuss properties sold that did qualify for classification as discontinued operations under Other Revenues and Expenses, Income (Loss) from Discontinued Operations, Net of Tax, below and in Note 16.

During the three and six months ended June 30, 2015, we sold two and nine properties, respectively, four of which were held-for-sale at December 31, 2014. During the three and six months ended June 30, 2014, we sold five and six properties, respectively, including a property subject to a direct financing lease that we acquired in the CPA®:16 Merger.

W. P. Carey 6/30/2015 10-Q – 56

Other Revenues and Expenses

Lease Termination Income and Other

2015 — For the three and six months ended June 30, 2015, lease termination income and other was $3.1 million and $6.3 million, respectively. During three months ended June 30, 2015, we recognized $2.4 million of termination income in connection with the termination by the buyer of a purchase and sale agreement on one of our self-storage properties. In addition, during the six months ended June 30, 2015, we recognized $2.7 million in lease termination income due to the early termination of two leases.

2014 — For the three and six months ended June 30, 2014, lease termination income and other was $15.0 million and $16.2 million, respectively, primarily due to $12.9 million in lease termination income recognized during each of those periods as a result of the early termination of two leases.

General and Administrative

As discussed in Note 5, certain personnel costs (i.e., those not related to WPC’s senior management or our investments team) and overhead costs are charged to the CPA® REITs and our Real Estate Ownership Segment based on the trailing 12-month reported revenues of the CPA® REITs, CWI REITs, and us. Personnel costs related to our senior management and our investments team are allocated to our Real Estate Ownership Segment based on the trailing 12-month investment volume. We allocate personnel costs (excluding our senior management and investments team) and overhead costs to CWI and CWI 2 based on the time incurred by our personnel.

For the three and six months ended June 30, 2015 as compared to the same periods in 2014, general and administrative expenses in the Real Estate Ownership segment increased by $4.0 million and $10.1 million, respectively. During the three and six months ended June 30, 2015, we incurred $0.5 million and $4.2 million, respectively, of commissions to investment officers related to our real estate acquisitions, while there were none in the same periods in 2014. The remaining increase in general and administrative expenses primarily relates to a shift in expenses allocable to our Real Estate Ownership segment as a result of the CPA®:16 Merger.

Merger and Property Acquisition Expenses

2015 — For the three and six months ended June 30, 2015, merger and property acquisition expenses were $1.9 million and $7.6 million, respectively, consisting primarily of acquisition-related costs incurred on the four investments that were accounted for as business combinations, which were required to be expensed under current accounting guidance.

2014 — For the three and six months ended June 30, 2014, merger and property acquisition expenses were $1.1 million and $30.8 million, respectively, which consisted of merger-related expenses of $0.9 million and $30.4 million, respectively, and other acquisition-related expenses of $0.2 million and $0.4 million, respectively. Merger-related expenses during 2014 represent costs incurred in connection with the CPA®:16 Merger. Acquisition expenses consist of acquisition-related costs incurred on an investment that was accounted for as a business combination, for which such costs were required to be expensed under current accounting guidance.

Impairment Charges

2015 — During the three and six months ended June 30, 2015, we recognized impairment charges of $0.6 million and $3.3 million, respectively. During the three months ended June 30, 2015, we recognized an impairment charge of $0.6 million on a parcel of foreign vacant land. During the six months ended June 30, 2015, we recognized an impairment charge of $1.9 million in connection with the sale of a foreign property and an impairment charge of $0.8 million on a partially vacant domestic property. These impairment charges were recognized in order to reduce the carrying values of the properties to their estimated fair values, which approximated their estimated selling prices. Our impairment charges are more fully described in Note 10.

2014 — For the three and six months ended June 30, 2014, we recognized an impairment charge of $2.1 million on a property to reduce the carrying value of the asset to its estimated fair value.

Where the undiscounted cash flows for an asset are less than the asset’s carrying value when considering and evaluating the various alternative courses of action that may occur, we recognize an impairment charge to reduce the carrying value of the

W. P. Carey 6/30/2015 10-Q – 57

asset to its estimated fair value. Further, it is possible that we may sell an asset for a price below its estimated fair value and record a loss on sale.

See Equity in earnings of equity method investments in the Managed Programs and real estate for additional impairment charge incurred.

Interest Expense

For the three months ended June 30, 2015 as compared to the same period in 2014, interest expense was substantially the same. Interest expense on our non-recourse mortgage loans decreased by $7.9 million, primarily due to the impact of the fluctuations in foreign currency exchange rates and mortgage loan payoffs during 2014. This decrease was substantially offset by an increase of $7.6 million on interest expense on our Senior Unsecured Notes as a result of the issuances of the 4.0% Senior Notes and the 2.0% Senior Euro Notes in January 2015.

For the six months ended June 30, 2015 as compared to the same period in 2014, interest expense increased by $8.8 million, primarily due to an increase of $18.0 million in interest expense on our Senior Unsecured Notes as a result of the issuances of the 4.6% Senior Unsecured Notes in March 2014 and the 4.0% Senior Notes and the 2.0% Senior Euro Notes in January 2015. This increase was partially offset by a decrease in interest expense on our non-recourse mortgage loans of $10.2 million primarily as a result of the fluctuations in foreign currency exchange rates and mortgage loan payoffs during 2014.

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

2015 — For the three and six months ended June 30, 2015, net other income was $7.4 million and $3.0 million, respectively, primarily due to net realized and unrealized gains of $3.7 million and losses of $4.0 million, respectively, recognized on foreign currency transactions as a result of changes in foreign currency exchange rates. In addition, we recognized unrealized gains of $3.1 million and $6.0 million, respectively, on the interest rate swaps that did not qualify for hedge accounting. We also recognized interest income of $0.5 million and $0.7 million, respectively, on our deposits.

2014 — For the three and six months ended June 30, 2014, net other expenses were $1.5 million and $6.9 million, respectively, primarily due to net losses on extinguishment of debt of $1.0 million and $4.6 million recognized in connection with the prepayment of several non-recourse mortgage loans, respectively. During the first quarter of 2014, we also recognized a loss on extinguishment of debt of $1.5 million in connection with entering into the Second Amended and Restated Credit Agreement and the repayment of the outstanding balances of the prior facilities.

W. P. Carey 6/30/2015 10-Q – 58

Equity in Earnings of Equity Method Investments in the Managed Programs and Real Estate

Equity in earnings of equity method investments in the Managed Programs and real estate is recognized in accordance with the respective investment agreements for each of our equity method investments. In addition, we are entitled to receive distributions of Available Cash (Note 5) from the operating partnerships of each of the Managed REITs. The net income of our unconsolidated investments fluctuates based on the timing of transactions, such as new leases and property sales, as well as the level of impairment charges. The following table presents the details of our Equity in earnings of equity method investments in the Managed Programs and real estate (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Equity in earnings of equity method investments in the Managed Programs:
Equity in earnings of equity method investments in the Managed Programs (a)	$496	$651	$619	$1,121
Other-than-temporary impairment charges on the Special Member Interest in CPA®:16 – Global’s operating partnership, net of related deferred revenue earned (b)	—	—	—	(28)
Distributions of Available Cash (c)
CPA®:16 – Global	—	—	—	4,751
CPA®:17 – Global	5,789	4,590	11,854	9,269
CPA®:18 – Global	1,422	537	2,316	606
CWI	2,045	108	3,892	1,055
Equity in earnings of equity method investments from the Managed Programs	9,752	5,886	18,681	16,774
Equity in earnings of other equity method investments in real estate:
Equity investments acquired in the CPA®:16 Merger (d)	2,207	2,848	4,458	5,052
Recently acquired equity investment (e)	319	380	638	380
Existing equity investments (f)	1,994	256	2,218	734
Equity investments sold	—	82	—	82
Equity investments consolidated after the CPA®:16 Merger (g)	—	—	—	692
Total equity in earnings of other equity method investments in real estate	4,520	3,566	7,314	6,940
Total equity in earnings of equity method investments in the Managed Programs and real estate	$14,272	$9,452	$25,995	$23,714
___________

(a)	Amount for the six months ended June 30, 2014 included $0.5 million of equity income from CPA®:16 – Global.

(b)
In May 2011, we acquired the Special Member Interest in CPA®:16 – Global’s operating partnership, which we recorded as an equity investment at fair value with an equal amount recorded as deferred revenue (Note 5). On January 31, 2014, we acquired all the remaining interests in CPA®:16 – Global and now consolidate the operating partnership.

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

(f)
Represents equity investments we held prior to January 1, 2014. Equity income on a jointly-owned German investment increased by $2.1 million during both the three and six months ended June 30, 2015, representing our share of the bankruptcy proceeds received (Note 8).

(g)	We acquired additional interests in these investments from CPA®:16 – Global in the CPA®:16 Merger. Subsequent to the CPA®:16 Merger, we consolidate these majority-owned or wholly-owned investments.

W. P. Carey 6/30/2015 10-Q – 59

Gain on Change in Control of Interests

2014 — In connection with the CPA®:16 Merger in January 2014, we recognized an aggregate gain on change in control of interests of $105.9 million related to the difference between the carrying value and the estimated fair value of our previously-held equity interest in shares of CPA®:16 – Global’s common stock and nine jointly-owned investments, which we consolidate subsequent to the CPA®:16 Merger (Note 4).

(Provision for) Benefit from Income Taxes

2015 — For the three and six months ended June 30, 2015, we recognized a provision for income taxes of $3.8 million and $2.6 million, respectively, due to $5.7 million and $6.3 million, respectively, of current federal, foreign and state franchise taxes recognized on our domestic TRSs and foreign properties, partially offset by $1.8 million and $3.8 million, respectively, of deferred tax benefit associated with basis differences on certain foreign properties.

2014 — For the three months ended June 30, 2014, we recognized a provision for income taxes of $3.1 million related to foreign taxes recognized on our international properties. For the six months ended June 30, 2014, we recognized a benefit from income taxes of $0.9 million, primarily due to a $6.4 million deferred tax benefit associated with basis differences on certain foreign properties acquired. This deferred tax benefit was partially offset by an aggregate of $5.5 million of current foreign, state, local and franchise taxes recognized on our domestic and foreign properties.

Income from Discontinued Operations, Net of Tax

The results of operations for properties that have been classified as held-for-sale or have been sold prior to January 1, 2014 and the properties that were acquired as held-for-sale in the CPA®:16 Merger, and with which we have no continuing involvement, are reflected in the consolidated financial statements as discontinued operations (Note 16).

2015 — The results of operations for the properties sold during 2015 are included in continuing operations as they did not qualify for classification as discontinued operations.

2014 — For the three and six months ended June 30, 2014, income from discontinued operations was $26.4 million and $32.8 million, respectively, primarily due to a net gain on the sale of properties of $24.6 million and $27.7 million, respectively, and income generated from the operations of these properties of $1.6 million and $6.4 million, respectively. The income for the six months ended June 30, 2014 was partially offset by a net loss on extinguishment of debt of $1.3 million recognized in connection with the repayment of several mortgage loans on six of the disposed properties.

During the six months ended June 30, 2014, we sold nine properties that were classified as held-for-sale prior to January 1, 2014. In connection with the CPA®:16 Merger, we purchased ten properties that were classified as held-for-sale from CPA®:16 – Global, all of which were sold during the six months ended June 30, 2014.

Gain (Loss) on Sale of Real Estate, Net of Tax

Gain on sale of real estate, net of tax includes the gain on the sale of those properties that did not qualify for classification as discontinued operations (Note 16). Properties that were sold in 2014 that were not classified as held-for-sale at December 31, 2013 or upon acquisition in the CPA®:16 Merger did not qualify for classification as discontinued operations.

2015 — During the three and six months ended June 30, 2015, we sold two and nine properties, respectively, and recognized a net gain on these sales of less than $0.1 million and $1.2 million, respectively.

2014 — During the three and six months ended June 30, 2014, loss on sale of real estate, net of taxes was $3.8 million. During the six months ended June 30, 2014, we sold eight properties that did not qualify for classification as discontinued operations.

Net Income from Real Estate Ownership Attributable to W. P. Carey

For the three and six months ended June 30, 2015 as compared to the same periods in 2014, the resulting net income from Real Estate Ownership attributable to W. P. Carey decreased by $10.2 million and $93.1 million, respectively.

W. P. Carey 6/30/2015 10-Q – 60

Investment Management

We earn revenue as the advisor to the Managed REITs. For the periods presented, we acted as advisor to the following affiliated, publicly-owned, non-listed Managed REITs: CPA®:16 – Global (through January 31, 2014), CPA®:17 – Global, CPA®:18 – Global, CWI, and CWI 2.

The following tables present other operating data that management finds useful in evaluating result of operations (dollars in millions):

	June 30, 2015	December 31, 2014
Total properties — Managed REITs	571	519
Assets under management — Managed Programs (a)	$10,383.7	$9,231.8
Cumulative funds raised — CPA®:18 – Global offering (b) (c)	1,243.5	1,143.1
Cumulative funds raised — CWI offerings (b) (d)	1,153.2	1,153.2
Cumulative funds raised — CWI 2 offering (b) (e)	17.0	—

	Six Months Ended June 30,
	2015	2014
Financings structured — Managed REITs	$759.6	$594.9
Investments structured — Managed REITs (f)	1,691.2	974.3
Funds raised — CPA®:18 – Global offering (b) (c)	100.4	797.7
Funds raised — CWI offerings (b) (d)	—	111.3
Funds raised — CWI 2 offerings (b) (e)	17.0	—
___________

(a)
Represents the estimated fair value of the real estate assets owned by the Managed REITs, which was calculated by us as the advisor to the Managed REITs based in part upon third-party appraisals, plus cash and cash equivalents, less distributions payable. Amount as of June 30, 2015 also included the fair value of the investment assets, plus cash and cash equivalents, owned by CCIF.

(b)	Excludes reinvested distributions through each entity’s distribution reinvestment plan.

(c)	Reflects funds raised since the commencement of CPA®:18 – Global’s initial public offering in May 2013. CPA®:18 – Global closed its initial public offering on April 2, 2015 (Note 5).

(d)	Reflects funds raised in CWI’s initial public offering, which closed on September 15, 2013, and CWI’s follow-on offering, which commenced on December 20, 2013 and closed on December 31, 2014.

(e)	Reflects funds raised since the commencement of CWI 2’s initial public offering, which began to admit new stockholders on May 15, 2015.

(f)	Includes acquisition-related costs.

W. P. Carey 6/30/2015 10-Q – 61

Below is a summary of comparative results of our Investment Management segment (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Revenues
Structuring revenue	$37,808	$17,254	$20,554	$59,528	$35,005	$24,523
Asset management revenue	12,073	9,045	3,028	23,232	18,822	4,410
Reimbursable costs	7,639	41,925	(34,286)	17,246	81,657	(64,411)
Dealer manager fees	307	7,949	(7,642)	1,581	14,626	(13,045)
Disposition and termination revenue	—	—	—	203	—	203
	57,827	76,173	(18,346)	101,790	150,110	(48,320)
Operating Expenses
General and administrative	14,604	11,376	3,228	29,260	25,067	4,193
Reimbursable costs from affiliates	7,639	41,925	(34,286)	17,246	81,657	(64,411)
Stock-based compensation expense	3,068	5,255	(2,187)	7,622	9,450	(1,828)
Subadvisor fees	4,147	2,451	1,696	6,808	2,469	4,339
Dealer manager fees and expenses	2,327	6,285	(3,958)	4,699	11,710	(7,011)
Depreciation and amortization	1,016	953	63	2,048	2,271	(223)
	32,801	68,245	(35,444)	67,683	132,624	(64,941)
Other Income and Expenses
Other income and (expenses)	199	161	38	379	(167)	546
	199	161	38	379	(167)	546
Income from continuing operations before income taxes	25,225	8,089	17,136	34,486	17,319	17,167
Provision for income taxes	(11,165)	(4,911)	(6,254)	(14,419)	(11,202)	(3,217)
Net Income from Investment Management	14,060	3,178	10,882	20,067	6,117	13,950
Net income attributable to noncontrolling interests	(1,984)	(19)	(1,965)	(1,984)	(208)	(1,776)
Net loss (income) attributable to redeemable noncontrolling interest	—	111	(111)	—	(151)	151
Net Income from Investment Management Attributable to W. P. Carey	$12,076	$3,270	$8,806	$18,083	$5,758	$12,325

Structuring Revenue

We earn structuring revenue when we structure investments and debt placement transactions for the Managed REITs. Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation.

For the three and six months ended June 30, 2015 as compared to the same periods in 2014, structuring revenue increased by $20.6 million and $24.5 million, respectively. Structuring revenue from CPA®:18 – Global increased by $15.2 million and $9.9 million, respectively, and from CPA®:17 – Global increased by $2.2 million and $5.7 million, respectively, as a result of higher investment volume in the current year periods as compared to the same periods in the prior year. In addition, structuring revenue from CWI also increased by $5.4 million during the six months ended June 30, 2015 as compared to the same period in 2014 as a result of higher investment volume in the current year period. We also recognized structuring revenue from CWI 2, which completed its first acquisition on April 1, 2015, of $3.6 million during the three and six months ended June 30, 2015.

W. P. Carey 6/30/2015 10-Q – 62

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

For the three and six months ended June 30, 2015 as compared to the same periods in 2014, asset management revenue increased by $3.0 million and $4.4 million, respectively. Asset management revenue from CWI increased by $1.2 million and $2.4 million, respectively, from CPA®:18 – Global increased by $1.1 million and $2.2 million, respectively, and from CPA®:17 – Global increased by $0.5 million and $1.0 million, respectively, as a result of higher investment volume in the current year periods as compared to the same periods in the prior year. These increases were partially offset by a decrease of $1.4 million as a result of the cessation of asset management revenue earned from CPA®:16 – Global after the CPA®:16 Merger on January 31, 2014.

Reimbursable Costs

Reimbursable costs represent costs incurred by us on behalf of the Managed REITs, consisting primarily of broker-dealer commissions and marketing and personnel costs, which are reimbursed by the Managed REITs and are reflected as a component of both revenues and expenses.

For the three and six months ended June 30, 2015 as compared to the same periods in 2014, reimbursable costs decreased by $34.3 million and $64.4 million, respectively, primarily due to a decrease of $30.1 million and $59.8 million, respectively, in commissions paid to broker-dealers related to the CPA®:18 – Global initial public offering, which closed on April 2, 2015. In addition, commissions paid to broker-dealers related to CWI’s follow-on offering, which closed on December 31, 2014, were $7.4 million and $9.1 million during the three and six months ended June 30, 2014.

Dealer Manager Fees

As discussed in Note 5, we earn a dealer manager fee, depending on the class of common stock sold, of $0.30 or $0.26 per share sold, for the class A common stock and class T common stock, respectively, in connection with CWI 2’s initial public offering, which began to admit new stockholders on May 15, 2015. We also earned a $0.30 dealer manager fee per share sold in connection with CWI’s follow-on offering, which began in December 2013 and terminated in December 2014. In addition, we received dealer manager fees, depending on the class of common stock sold, of $0.30 or $0.21 per share sold, for the class A common stock and class C common stock, respectively, in connection with CPA®:18 – Global’s initial public offering, which commenced in May 2013 and terminated in April 2015. We re-allow a portion of the dealer manager fees to selected dealers in the offerings. Dealer manager fees that were not re-allowed were classified as Dealer manager fees from affiliates in the consolidated financial statements. Dealer manager fees earned are generally offset by costs incurred in connection with the offerings, which are included in Dealer manager fees and expenses in the consolidated financial statements.

For the three and six months ended June 30, 2015 as compared to the same periods in 2014, dealer manager fees decreased by $7.6 million and $13.0 million, respectively, primarily due to a decrease of $6.4 million and $11.5 million in fees earned in connection with the sale of CPA®:18 – Global shares in its initial public offering, due to the corresponding decrease in funds raised in the current year period compared to the prior year period primarily due to the cessation of sales of its class A shares in June 2014 as well as the termination of the offering on April 2, 2015. In addition, dealer manager fees earned in connection with CWI’s follow-on offering, which was closed in December 2014, were $1.5 million and $1.9 million during the three and six months ended June 30, 2014.

General and Administrative

As discussed in Note 5, certain personnel costs (i.e. those not related to WPC’s senior management or our investments team) and overhead costs are charged to the CPA® REITs and our Real Estate Ownership Segment based on the trailing 12-month reported revenues of the CPA® REITs, the CWI REITs, and us. Personnel costs related to our senior management and our investments team are allocated to the CPA® REITs and our Real Estate Ownership Segment based on the trailing 12-month investment volume. We allocate personnel and overhead costs to the CWI REITs based on the time incurred by our personnel.

W. P. Carey 6/30/2015 10-Q – 63

For the three and six months ended June 30, 2015 as compared to the same periods in 2014, general and administrative expenses increased by $3.2 million and $4.2 million, respectively, primarily due to an increase in personnel costs. Compensation expense for the Investment Management segment increased by $1.9 million and $4.5 million, respectively, resulting primarily from additional headcount. In addition, commissions paid to investment officers related to acquisitions made on behalf of the Managed REITs increased by $2.4 million and $0.9 million, respectively, as a result of higher investment volume.

Stock-based Compensation Expense

For the three and six months ended June 30, 2015 as compared to the same periods in 2014, stock-based compensation expense decreased by $2.2 million and $1.8 million, respectively, primarily due to the higher payout rate and number of shares of the PSU awards granted in 2012, which became fully vested as of December 31, 2014, partially offset by expense recognized on the PSU awards granted in February 2015.

Subadvisor Fees

As discussed in Note 5, we earn investment management revenue from CWI and CWI 2. Pursuant to the terms of the subadvisory agreements we have with the third-party subadvisors in connection with both CWI and CWI 2, we pay a subadvisory fee equal to 20% of the amount of fees paid to us by CWI and 25% of the amount of fees paid to us by CWI 2, including but not limited to: acquisition fees, asset management fees, loan refinancing fees, property management fees, and subordinated disposition fees, each as defined in the advisory agreements we have with each of CWI and CWI 2. We also pay to the subadvisor 20% and 25% of the net proceeds resulting from any sale, financing, or recapitalization or sale of securities of CWI and CWI 2, respectively, by us, the advisor.

For the three and six months ended June 30, 2015 as compared to the same periods in 2014, subadvisor fees increased by $1.7 million and $4.3 million, respectively, primarily as a result of an increase in fees earned from CWI due to higher investment volume in the current year periods as compared to the same periods in the prior year, as well as fees earned from CWI 2, which commenced operations in April 2015.

Dealer Manager Fees and Expenses

Dealer manager fees earned in the public offerings we manage for the Managed REITs are generally offset by costs incurred in connection with the offerings, which are included in Dealer manager fees and expenses in the consolidated financial statements.

For the three and six months ended June 30, 2015 as compared to the same periods in 2014, dealer manager fees and expenses decreased by $4.0 million and $7.0 million, respectively, primarily due to a decrease of $4.4 million and $7.2 million, respectively, in expenses paid in connection with the sale of CPA®:18 – Global shares in its initial public offering as a result of a corresponding decrease in funds raised, substantially due to the cessation of sales of its class A shares in June 2014, as well as the termination of its offering on April 2, 2015. In addition, expenses paid in connection with the sale of CWI shares in its follow-on offering, which was closed in December 31, 2014, totaled $1.2 million and $1.6 million, respectively. These decreases were partially offset by $1.7 million in expenses paid during the three and six months ended June 30, 2015 in connection with the CWI 2 initial public offering, which began to admit new stockholders on May 15, 2015.

Provision for Income Taxes

2015 — For the three and six months ended June 30, 2015, we recognized a provision for income taxes of $11.2 million and $14.4 million, respectively, primarily due to pre-tax income recognized by our TRSs in the Investment Management segment.

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

W. P. Carey 6/30/2015 10-Q – 64

Net Income Attributable to Noncontrolling Interests

For the three and six months ended June 30, 2015 as compared to the same periods in 2014, net income attributable to noncontrolling interests increased by $2.0 million and $1.8 million, respectively, primarily due to our investment partner’s share of the $2.4 million termination income recognized by a jointly-owned investment in connection with the termination of a purchase and sale agreement on one of our self-storage properties during the second quarter of 2015.

Net Income from Investment Management Attributable to W. P. Carey

For the three and six months ended June 30, 2015 as compared to the same periods in 2014, the resulting net income from Investment Management attributable to W. P. Carey increased by $8.8 million and $12.3 million, respectively.

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

Operating Activities — Net cash provided by operating activities increased by $47.4 million during the six months ended June 30, 2015 as compared to the same period in 2014, primarily due to an increase in operating cash flow generated from the properties we acquired in the CPA®:16 Merger in January 2014 and properties we acquired during 2014 and 2015, as well as an increase in asset management revenue received in cash from the Managed REITs.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property-related costs.

During the six months ended June 30, 2015, we used $435.9 million to acquire four foreign properties and $21.6 million to primarily fund a build-to-suit transaction. We sold nine properties for net proceeds of $24.0 million. Net funds that were invested in and released from lender-held investment accounts totaled $31.7 million. We used $122.4 million to fund loans to the Managed Programs (Note 5) and received $10.0 million from the repayment of a note receivable from a third party. We also received $3.4 million in distributions from equity investments in real estate and the Managed REITs in excess of cumulative equity income and made an $8.6 million contribution to a jointly-owned investment to repay the related non-recourse mortgage loan.

Financing Activities — During the six months ended June 30, 2015, gross borrowings under our Senior Unsecured Credit Facility were $484.1 million and repayments were $913.9 million. We received $1.0 billion in net proceeds from the issuances of the 2.0% Senior Euro Notes and 4.0% Senior Notes, which we used primarily to pay off the outstanding balance on the Revolver at that time (Note 12). In connection with the issuances of the aforementioned notes, and the exercise of the existing accordion feature under the Senior Unsecured Credit Facility (Note 12), we incurred financing costs totaling $10.9 million. During the six months ended June 30, 2015, we also made scheduled mortgage loan principal payments of $36.1 million and drew down $17.8 million on a construction loan in relation to a build-to-suit transaction. We paid distributions to stockholders of $200.9 million, related to the fourth quarter of 2014 and the first quarter of 2015, and also paid distributions of $6.7 million to affiliates who hold noncontrolling interests in various entities with us. We recognized windfall tax benefits of $6.5 million in connection with the exercise of employee stock options and the vesting of PSUs and RSUs, which reduced our tax liability to various taxing authorities.

W. P. Carey 6/30/2015 10-Q – 65

Summary of Financing

The table below summarizes our non-recourse debt, our Senior Unsecured Credit Facility, and our Senior Unsecured Notes (dollars in thousands):

	June 30, 2015	December 31, 2014
Carrying Value
Fixed rate:
Non-recourse mortgages	$2,032,889	$2,174,604
Senior Unsecured Notes (a)	1,501,061	498,345
	3,533,950	2,672,949
Variable rate: (a)
Revolver	350,234	807,518
Term Loan Facility	250,000	250,000
Non-recourse debt:
Amount subject to interest rate swap and cap	299,648	320,220
Non-recourse mortgages	100,783	24,299
Amount of fixed rate debt subject to interest rate reset features	9,892	13,560
	1,010,557	1,415,597
	$4,544,507	$4,088,546

Percent of Total Debt
Fixed rate	78%	65%
Variable rate	22%	35%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.7%	5.4%
Variable rate (b)	2.7%	2.0%

____________

(a)	As described in Note 12, in January 2015, we completed the issuances of the 2.0% Senior Euro Notes and the 4.0% Senior Notes.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At June 30, 2015, our cash resources consisted of the following:

•
Cash and cash equivalents totaling $233.6 million. Of this amount, $79.9 million, at then-current exchange rates, was held in foreign subsidiaries and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

•	Our Revolver, with unused capacity of $1.1 billion, excluding amounts reserved for outstanding letters of credit; and

•	Unleveraged properties that had an aggregate carrying value of $2.6 billion at June 30, 2015, although there can be no assurance that we would be able to obtain financing for these properties.

We also have the ability to access the capital markets, in the form of additional bond and equity offerings, such as our $400.0 million ATM program, if necessary.

W. P. Carey 6/30/2015 10-Q – 66

Senior Unsecured Credit Facility

Our Senior Unsecured Credit Facility is more fully described in Note 12. A summary of our Senior Unsecured Credit Facility is provided below (in thousands):

	June 30, 2015		December 31, 2014
	Outstanding Balance	Maximum Available	Outstanding Balance	Maximum Available
Revolver	$350,234	$1,500,000	$807,518	$1,000,000
Term Loan Facility	250,000	250,000	250,000	250,000

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new properties, paying distributions to our stockholders and distributions to our affiliates that hold noncontrolling interests in entities we control, making scheduled interest payments on the Senior Unsecured Notes and scheduled mortgage loan principal payments, including mortgage balloon payments totaling $275.7 million and $11.4 million on our consolidated and unconsolidated mortgage loan obligations, respectively, as well as other normal recurring operating expenses. In addition, our Term Loan Facility matures in January 2016, unless we exercise an option to extend the maturity by another year.

We expect to fund future investments, build-to-suit commitments, any capital expenditures on existing properties, scheduled debt maturities on non-recourse mortgage loans and any loans to the Managed Programs through cash generated from operations, the use of our cash reserves or unused amounts on our Revolver, and/or additional equity or debt offerings.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at June 30, 2015 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$2,437,621	$344,168	$1,119,875	$227,628	$745,950
Senior Unsecured Notes — principal (a) (b)	1,509,450	—	—	—	1,509,450
Senior Unsecured Credit Facility — principal (c)	600,234	250,000	350,234	—	—
Interest on borrowings (d)	944,041	183,793	276,809	200,249	283,190
Operating and other lease commitments (e)	102,067	6,601	13,699	13,726	68,041
Build-to-suit commitments (f)	16,663	3,782	9,997	2,884	—
Property improvement commitments	2,197	2,197	—	—	—
	$5,612,273	$790,541	$1,770,614	$444,487	$2,606,631

___________

(a)
 Excludes the unamortized discount on the Senior Unsecured Notes of $8.4 million and the unamortized fair market value adjustment of $5.6 million resulting from the assumption of property-level debt in connection with the CPA®:15 Merger and CPA®:16 Merger (Note 12).

(b)	Our Senior Unsecured Notes are scheduled to mature from 2023 through 2025.

(c)	Our Term Loan Facility is scheduled to mature on January 31, 2016 and our Revolver is scheduled to mature on January 31, 2018 unless otherwise extended pursuant to their terms.

(d)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at June 30, 2015.

(e)
Operating and other lease commitments consist primarily of rental obligations under ground leases and the future minimum rents payable on the lease for our principal offices. Pursuant to their respective advisory agreements with us, we are reimbursed by the Managed REITs for their share of overhead costs, which includes a portion of those future minimum rent amounts. Our operating lease commitments are presented net of $8.4 million, which the Managed REITs will reimburse us.

W. P. Carey 6/30/2015 10-Q – 67

(f)
Represents a build-to-suit transaction we entered into in December 2013 for the construction of an office building located in Germany, and a tenant expansion allowance of $12.9 million we committed to fund in connection with an investment in Australia. Amounts are based on the exchange rates of the euro and the Australian Dollar, as applicable, at June 30, 2015.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at June 30, 2015, which consisted primarily of the euro. At June 30, 2015, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

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

W. P. Carey 6/30/2015 10-Q – 68

FFO and AFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to W. P. Carey	$63,348	$64,739	$99,464	$180,217
Adjustments:
Depreciation and amortization of real property	63,688	62,354	127,579	113,974
Impairment charges	591	2,066	3,274	2,066
Gain on sale of real estate, net	(16)	(25,582)	(1,201)	(28,758)
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(2,640)	(2,586)	(5,293)	(6,078)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	1,296	533	2,574	1,798
Total adjustments	62,919	36,785	126,933	83,002
FFO attributable to W. P. Carey — as defined by NAREIT	126,267	101,524	226,397	263,219
Adjustments:
Above- and below-market rent intangible lease amortization, net	13,220	17,124	26,970	30,610
Other amortization and non-cash items (a)	(6,574)	1,719	115	2,574
Stock-based compensation	5,089	7,957	12,098	15,000
Straight-line and other rent adjustments	(3,070)	(8,999)	(6,007)	(11,668)
Merger and property acquisition expenses (b)	1,897	1,139	7,573	44,618
Amortization of deferred financing costs	1,489	999	2,654	2,024
Tax benefit – deferred and other non-cash charges	(1,372)	(1,246)	(3,118)	(12,176)
Realized losses (gains) on foreign currency, derivatives, and other (c)	415	159	(139)	820
Gain on change in control of interests (d)	—	—	—	(105,947)
Loss on extinguishment of debt	—	721	—	8,713
Other, net	—	(13)	—	21
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at AFFO:
AFFO adjustments to equity earnings from equity investments	1,426	935	2,563	3,871
Deferred tax benefit	206	—	208	—
Other amortization and non-cash items	185	62	254	155
Straight-line rent and other rent adjustments	(122)	(98)	(297)	(200)
Above- and below-market rent intangible lease amortization, net	(35)	4	(69)	18
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	15	259	(199)	(1,158)
Total adjustments	12,769	20,722	42,606	(22,725)
AFFO attributable to W. P. Carey	$139,036	$122,246	$269,003	$240,494

Summary
FFO attributable to W. P. Carey — as defined by NAREIT	$126,267	$101,524	$226,397	$263,219
AFFO attributable to W. P. Carey	$139,036	$122,246	$269,003	$240,494
__________

(a)	Represents primarily unrealized gains and losses from foreign exchange and derivatives, as well as amounts for the amortization of contracts.

(b)
Amounts for the three and six months ended June 30, 2014 include reported merger costs, as well as income tax expense incurred in connection with the CPA®:16 Merger. Income tax expense incurred in connection with the CPA®:16 Merger

W. P. Carey 6/30/2015 10-Q – 69

represents the current portion of income tax expense, including the permanent difference incurred upon recognition of deferred revenue associated with the accelerated vesting of shares previously issued by CPA®:16 – Global for asset management and performance fees.

(c)
Effective January 1, 2015, we no longer adjust for realized gains or losses on foreign currency derivatives. For the three and six months ended June 30, 2014, realized gains on foreign exchange derivatives were $0.3 million and less than $0.1 million, respectively.

(d)
Gain on change in control of interests for the six months ended June 30, 2014 represents a gain of $75.7 million recognized on our previously-held interest in shares of CPA®:16 – Global common stock and a gain of $30.2 million recognized on the purchase of the remaining interests in nine investments from CPA®:16 – Global, which we had previously accounted for under the equity method.

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners obtained, and may in the future obtain, variable-rate non-recourse mortgage loans and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At June 30, 2015, we estimated that the total fair value of our interest rate swaps and caps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $9.5 million (Note 11).

At June 30, 2015, a significant portion (approximately 84.6%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed

W. P. Carey 6/30/2015 10-Q – 70

rates at certain future points during their term. The annual interest rates on our fixed-rate debt at June 30, 2015 ranged from 2.0% to 11.5%. The contractual annual interest rates on our variable-rate debt at June 30, 2015 ranged from 0.9% to 8.8%. Our debt obligations are more fully described under Financial Condition – Summary of Financing, in Item 2 above. The following table presents principal cash outflows for the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter, based upon expected maturity dates of our debt obligations outstanding at June 30, 2015 (in thousands):

	2015 (Remainder)	2016	2017	2018	2019	Thereafter	Total	Fair value
Fixed-rate debt (a)	$84,646	320,862	$664,878	$133,087	$86,018	$2,245,427	$3,534,918	$3,560,657
Variable-rate debt (a)	$104,619	263,384	$61,636	$486,535	$13,239	$82,974	$1,012,387	$995,689
___________

(a)	Amounts are based on the exchange rate at June 30, 2015, as applicable.

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to interest rate caps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at June 30, 2015 by an aggregate increase of $85.3 million or an aggregate decrease of $86.9 million, respectively. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed-rates at June 30, 2015 would increase or decrease by $7.0 million for each respective 1% change in annual interest rates. As more fully described under Financial Condition – Summary of Financing in Item 2 above, a portion of the debt classified as variable-rate debt in the tables above bore interest at fixed rates at June 30, 2015, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own foreign investments, primarily in Europe, Asia, and Australia, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, and the Australian dollar, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the net cash flow from that investment. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. As part of our investment strategy, we make intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short term loans, are included in the determination of net income. For the three and six months ended June 30, 2015, we recognized net foreign currency transaction losses (included in Other income and (expenses) in the consolidated financial statements) of $4.0 million, primarily due to the strengthening of the U.S. dollar relative to the euro. The end-of-period rate for the U.S. dollar in relation to the euro at June 30, 2015 decreased by 8.0% to $1.1189 from $1.2156 at December 31, 2014.

We enter into foreign currency forward contracts and collars to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. The net estimated fair value of our foreign currency forward contracts and collars, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net asset position of $36.2 million at June 30, 2015. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also issued the 2.0% Senior Notes, which are denominated in euro, and have borrowed under the Revolver in foreign currencies, including the euro and the British Pound. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

W. P. Carey 6/30/2015 10-Q – 71

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations as of June 30, 2015, for the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter are as follows (in thousands):

Lease Revenues (a)	2015 (Remainder)	2016	2017	2018	2019	Thereafter	Total
Euro (c)	$96,642	$191,601	$182,609	$169,507	$151,730	$1,282,058	$2,074,147
British pound sterling (d)	19,480	38,794	38,750	38,864	39,079	410,113	585,080
Australian dollar (e)	5,179	10,301	10,273	10,273	10,273	152,496	198,795
Other foreign currencies (f)	7,586	15,269	15,405	15,564	15,992	128,433	198,249
	$128,887	$255,965	$247,037	$234,208	$217,074	$1,973,100	$3,056,271

Scheduled debt service payments (principal and interest) for mortgage notes payable for our foreign operations as of June 30, 2015, for the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter are as follows (in thousands):

Debt service (a) (b)	2015 (Remainder)	2016	2017	2018	2019	Thereafter	Total
Euro (c)	$146,388	$186,754	$378,462	$353,599	$19,549	$651,321	$1,736,073
British pound sterling (d)	16,803	987	987	987	987	15,594	36,345
Other foreign currencies (f)	1,515	2,993	7,626	9,872	750	3,858	26,614
	$164,706	$190,734	$387,075	$364,458	$21,286	$670,773	$1,799,032

__________

(a)	Amounts are based on the applicable exchange rates at June 30, 2015. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at June 30, 2015.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property level cash flow at June 30, 2015 of $3.4 million. Amounts included the equivalent of $209.2 million borrowed in euro under the Revolver, which is scheduled to mature on January 31, 2018 unless extended pursuant to its terms (Note 12), and the equivalent of $559.5 million of 2.0% Senior Euro Notes outstanding maturing in January 2023 (Note 12).

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property level cash flow at June 30, 2015 of $5.5 million.

(e)
We estimate that, for a 1% increase or decrease in the exchange rate between the Australian dollar and the U.S. dollar, there would be a corresponding change in the projected estimated property level cash flow at June 30, 2015 of $1.7 million.

(f)	Other foreign currencies consist of the Canadian dollar, the Malaysian ringgit, the Swedish krona, the Norwegian krone, and the Thai baht.

As a result of scheduled balloon payments on our international non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in the remainder of 2015, 2017, and 2018. In the remainder of 2015, 2017, and 2018, balloon payments totaling $125.8 million, $348.8 million, and $131.6 million are due on seven, ten, and five non-recourse mortgage loans, respectively, that are collateralized by properties that we own with affiliates. We currently anticipate that, by their respective due dates, we will have repaid or refinanced certain of these loans, but there can be no assurance that we will be able to refinance these loans on favorable terms, if at all.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our ABR as of June 30, 2015, in certain areas.

The majority of our directly owned real estate properties and related loans are located in the United States (64%), and no individual foreign country represented a significant geographic concentration greater than 10% of our ABR at June 30, 2015. No individual tenant accounted for more than 10% of our ABR at June 30, 2015. At June 30, 2015, our directly owned real

W. P. Carey 6/30/2015 10-Q – 72

estate properties contained significant concentrations in the following asset types: office (29%), industrial (25%), warehouse (18%), and retail (16%); and in the following tenant industry: retail stores (20%).

There were no significant concentrations, individually or in the aggregate, related to our unconsolidated jointly-owned investments.

W. P. Carey 6/30/2015 10-Q – 73

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2015 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

W. P. Carey 6/30/2015 10-Q – 74

PART II. OTHER INFORMATION

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
1.1
Equity Sales Agreement, dated June 3, 2015, by and among W. P. Carey Inc. and Citigroup Global Markets Inc., Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as sales agent and/or principal.
Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed June 3, 2015.

10.1	Third Amendment to Advisory Agreement, dated as of June 30, 2015, by and among Carey Watermark Investors Incorporated, CWI OP, LP and Carey Lodging Advisors, LLC.	Filed herewith

10.2	First Amendment to Advisory Agreement, dated as of June 30, 2015, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC.	Filed herewith

10.3	Amended and Restated Asset Management Agreement dated as of May 13, 2015, by and among Corporate Property Associates 17 – Global Incorporated, CPA®:17 Limited Partnership, and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.3 to Corporate Property Associates 17 – Global Incorporated’ Form 10‑Q filed on May 15, 2015.

10.4	Amended and Restated Asset Management Agreement, dated as of May 13, 2015, by and among, Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.3 to Corporate Property Associates 18 – Global Incorporated’ Form 10‑Q filed on May 15, 2015.

10.5	Form of Long-Term Performance Share Unit Award Agreement under the 2009 Share Incentive Plan.	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from W. P. Carey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) Consolidated Statements of Equity for the six months ended June 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

W. P. Carey 6/30/2015 10-Q – 75

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.
Date:	August 7, 2015
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Financial Officer
(Principal Financial Officer)

Date:	August 7, 2015
		By:	/s/ Toniann Sanzone
Toniann Sanzone
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 6/30/2015 10-Q – 76

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
1.1
Equity Sales Agreement, dated June 3, 2015, by and among W. P. Carey Inc. and Citigroup Global Markets Inc., Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as sales agent and/or principal.
Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed June 3, 2015.

10.1	Third Amendment to Advisory Agreement, dated as of June 30, 2015, by and among Carey Watermark Investors Incorporated, CWI OP, LP and Carey Lodging Advisors, LLC.	Filed herewith

10.2	First Amendment to Advisory Agreement, dated as of June 30, 2015, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC.	Filed herewith

10.3	Amended and Restated Asset Management Agreement dated as of May 13, 2015, by and among Corporate Property Associates 17 – Global Incorporated, CPA®:17 Limited Partnership, and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.3 to Corporate Property Associates 17 – Global Incorporated’ Form 10‑Q filed on May 15, 2015.

10.4	Amended and Restated Asset Management Agreement, dated as of May 13, 2015, by and among, Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.3 to Corporate Property Associates 18 – Global Incorporated’ Form 10‑Q filed on May 15, 2015.

10.5	Form of Long-Term Performance Share Unit Award Agreement under the 2009 Share Incentive Plan.	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from W. P. Carey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) Consolidated Statements of Equity for the six months ended June 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.
Filed herewith