Form 10-Q
period 2015-09-30
W. P. Carey Inc.
filed 2015-11-05
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
or

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

Registrant has 104,403,517 shares of common stock, $0.001 par value, outstanding at October 30, 2015.

INDEX

W. P. Carey 9/30/2015 10-Q – 1

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding a potential separation, including the timing and potential benefits thereof and whether any such separation will be completed, capital markets, tenant credit quality, general economic overview, our expected range of Adjusted funds from operations, or AFFO, our corporate strategy, our capital structure, our portfolio lease terms, our international exposure and acquisition volume, our expectations about tenant bankruptcies and interest coverage, statements regarding estimated or future economic performance and results, including our underlying assumptions, occupancy rate, credit ratings, and possible new acquisitions by us and our investment management programs, the Managed Programs discussed herein, including their earnings, statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust, or REIT, the amount and timing of any future dividends, our existing or future leverage and debt service obligations, our ability to sell shares under our “at the market” program and the use of any such proceeds from that program, our future prospects for growth, our projected assets under management, our future capital expenditure levels, our historical and anticipated funds from operations, our future financing transactions, our estimates of growth, and our plans to fund our future liquidity needs. These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition, liquidity, results of operations, AFFO, and prospects, or the business, financial condition, liquidity, results of operations, AFFO, and prospects of any entities resulting from the potential separation transactions. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 2, 2015, as amended by a Form 10-K/A filed with the SEC on March 17, 2015, or the 2014 Annual Report, and Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 as filed with the SEC on May 18, 2015. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, potential investors are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

W. P. Carey 9/30/2015 10-Q – 2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
Assets
Investments in real estate:
Real estate, at cost (inclusive of $183,818 and $184,417, respectively, attributable to variable interest entities, or VIEs)	$5,297,782	$5,006,682
Operating real estate, at cost (inclusive of $38,714 and $38,714, respectively, attributable to VIEs)	82,648	84,885
Accumulated depreciation (inclusive of $25,350 and $19,982, respectively, attributable to VIEs)	(351,666)	(258,493)
Net investments in properties	5,028,764	4,833,074
Net investments in direct financing leases (inclusive of $59,800 and $61,609, respectively, attributable to VIEs)	780,239	816,226
Assets held for sale	4,863	7,255
Net investments in real estate	5,813,866	5,656,555
Cash and cash equivalents (inclusive of $1,300 and $2,652, respectively, attributable to VIEs)	191,318	198,683
Equity investments in the Managed Programs and real estate	275,883	249,403
Due from affiliates	147,700	34,477
In-place lease and tenant relationship intangible assets, net (inclusive of $18,706 and $21,267, respectively, attributable to VIEs)	928,962	993,819
Goodwill	684,576	692,415
Above-market rent intangible assets, net (inclusive of $12,292 and $13,767, respectively, attributable to VIEs)	492,754	522,797
Other assets, net (inclusive of $18,905 and $18,603, respectively, attributable to VIEs)	353,369	300,330
Total assets	$8,888,428	$8,648,479
Liabilities and Equity
Liabilities:
Non-recourse debt, net (inclusive of $121,634 and $125,226, respectively, attributable to VIEs)	$2,412,612	$2,532,683
Senior Unsecured Notes, net	1,502,007	498,345
Senior Unsecured Credit Facility - Revolver	435,489	807,518
Senior Unsecured Credit Facility - Term Loan	250,000	250,000
Accounts payable, accrued expenses and other liabilities (inclusive of $4,768 and $5,573, respectively, attributable to VIEs)	298,514	293,846
Below-market rent and other intangible liabilities, net (inclusive of $8,715 and $9,305, respectively, attributable to VIEs)	165,647	175,070
Deferred income taxes (inclusive of $544 and $587, respectively, attributable to VIEs)	87,570	94,133
Distributions payable	101,645	100,078
Total liabilities	5,253,484	4,751,673
Redeemable noncontrolling interest	14,622	6,071
Commitments and contingencies (Note 13)
Equity:
W. P. Carey stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 105,446,627 and 105,085,069 shares issued, respectively; and 104,402,211 and 104,040,653 shares outstanding, respectively	105	105
Additional paid-in capital	4,300,859	4,322,273
Distributions in excess of accumulated earnings	(655,095)	(465,606)
Deferred compensation obligation	57,395	30,624
Accumulated other comprehensive loss	(156,669)	(75,559)
Less: treasury stock at cost, 1,044,416 shares	(60,948)	(60,948)
Total W. P. Carey stockholders’ equity	3,485,647	3,750,889
Noncontrolling interests	134,675	139,846
Total equity	3,620,322	3,890,735
Total liabilities and equity	$8,888,428	$8,648,479

 See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2015 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Real estate revenues:
Lease revenues	$164,741	$149,243	$487,480	$420,563
Operating property revenues	8,107	8,344	23,645	21,586
Reimbursable tenant costs	5,340	6,271	17,409	18,034
Lease termination income and other	2,988	1,415	9,319	17,590
	181,176	165,273	537,853	477,773
Revenues from the Managed Programs:
Asset management revenue	13,004	9,088	36,236	27,910
Reimbursable costs	11,155	14,722	28,401	96,379
Structuring revenue	8,207	5,487	67,735	40,492
Dealer manager fees	1,124	2,436	2,704	17,062
Incentive revenue	—	—	203	—
	33,490	31,733	135,279	181,843
	214,666	197,006	673,132	659,616
Operating Expenses
Depreciation and amortization	75,512	59,524	206,079	175,642
General and administrative	22,842	20,261	78,987	62,066
Impairment charges	19,438	4,225	22,711	6,291
Reimbursable tenant and affiliate costs	16,495	20,993	45,810	114,413
Property expenses, excluding reimbursable tenant costs	11,120	10,346	31,504	29,976
Merger, property acquisition, and other expenses	4,760	618	12,333	31,369
Stock-based compensation expense	3,966	7,979	16,063	22,979
Dealer manager fees and expenses	3,185	3,847	7,884	15,557
Subadvisor fees	1,748	381	8,555	2,850
	159,066	128,174	429,926	461,143
Other Income and Expenses
Interest expense	(49,683)	(46,534)	(145,325)	(133,342)
Equity in earnings of equity method investments in the Managed Programs and real estate	12,635	11,610	38,630	35,324
Other income and (expenses)	6,608	(5,141)	9,944	(12,158)
Gain on change in control of interests	—	—	—	105,947
	(30,440)	(40,065)	(96,751)	(4,229)
Income from continuing operations before income taxes and gain (loss) on sale of real estate	25,160	28,767	146,455	194,244
Provision for income taxes	(3,361)	(901)	(20,352)	(11,175)
Income from continuing operations before gain (loss) on sale of real estate	21,799	27,866	126,103	183,069
Income from discontinued operations, net of tax	—	190	—	33,018
Gain (loss) on sale of real estate, net of tax	1,779	260	2,980	(3,482)
Net Income	23,578	28,316	129,083	212,605
Net income attributable to noncontrolling interests	(1,833)	(993)	(7,874)	(4,914)
Net loss (income) attributable to redeemable noncontrolling interest	—	14	—	(137)
Net Income Attributable to W. P. Carey	$21,745	$27,337	$121,209	$207,554
Basic Earnings Per Share
Income from continuing operations attributable to W. P. Carey	$0.20	$0.27	$1.14	$1.80
Income from discontinued operations attributable to W. P. Carey	—	—	—	0.34
Net Income Attributable to W. P. Carey	$0.20	$0.27	$1.14	$2.14
Diluted Earnings Per Share
Income from continuing operations attributable to W. P. Carey	$0.20	$0.27	$1.13	$1.78
Income from discontinued operations attributable to W. P. Carey	—	—	—	0.34
Net Income Attributable to W. P. Carey	$0.20	$0.27	$1.13	$2.12
Weighted-Average Shares Outstanding
Basic	105,813,237	100,282,082	105,627,423	96,690,675
Diluted	106,337,040	101,130,448	106,457,495	97,728,981
Amounts Attributable to W. P. Carey
Income from continuing operations, net of tax	$21,745	$27,151	$121,209	$174,362
Income from discontinued operations, net of tax	—	186	—	33,192
Net Income	$21,745	$27,337	$121,209	$207,554
Distributions Declared Per Share	$0.9550	$0.9400	$2.8615	$2.7350

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2015 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income	$23,578	$28,316	$129,083	$212,605
Other Comprehensive Loss
Foreign currency translation adjustments	(37,138)	(55,096)	(103,127)	(52,140)
Realized and unrealized gain on derivative instruments	1,289	16,151	18,488	11,587
Change in unrealized (loss) gain on marketable securities	—	(12)	14	—
	(35,849)	(38,957)	(84,625)	(40,553)
Comprehensive (Loss) Income	(12,271)	(10,641)	44,458	172,052

Amounts Attributable to Noncontrolling Interests
Net income	(1,833)	(993)	(7,874)	(4,914)
Foreign currency translation adjustments	(43)	3,504	3,515	3,951
Comprehensive (income) loss attributable to noncontrolling interests	(1,876)	2,511	(4,359)	(963)
Amounts Attributable to Redeemable Noncontrolling Interest
Net loss (income)	—	14	—	(137)
Foreign currency translation adjustments	—	(32)	—	(5)
Comprehensive income attributable to redeemable noncontrolling interest	—	(18)	—	(142)
Comprehensive (Loss) Income Attributable to W. P. Carey	$(14,147)	$(8,148)	$40,099	$170,947

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2015 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Nine Months Ended September 30, 2015
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other		Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	Treasury	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	(Loss) Income	Stock	Stockholders	Interests	Total
Balance at January 1, 2015	104,040,653	$105	$4,322,273	$(465,606)	$30,624	$(75,559)	$(60,948)	$3,750,889	$139,846	$3,890,735
Contributions from noncontrolling interests								—	586	586
Exercise of stock options and employee purchases under the employee share purchase plan	8,738	—	360					360		360
Grants issued in connection with services rendered	308,146	—	(14,695)					(14,695)		(14,695)
Shares issued under share incentive plans	44,674	—	(1,748)					(1,748)		(1,748)
Deferral of vested shares			(24,935)		24,935			—		—
Windfall tax benefits - share incentive plans			7,028					7,028		7,028
Amortization of stock-based compensation expense			16,063					16,063		16,063
Redemption value adjustment			(8,551)					(8,551)		(8,551)
Distributions to noncontrolling interests								—	(10,116)	(10,116)
Distributions declared ($2.8615 per share)			5,064	(310,698)	1,836			(303,798)		(303,798)
Net income				121,209				121,209	7,874	129,083
Other comprehensive (loss) income:
Foreign currency translation adjustments						(99,612)		(99,612)	(3,515)	(103,127)
Realized and unrealized gain on derivative instruments						18,488		18,488		18,488
Change in unrealized gain on marketable securities						14		14		14
Balance at September 30, 2015	104,402,211	$105	$4,300,859	$(655,095)	$57,395	$(156,669)	$(60,948)	$3,485,647	$134,675	$3,620,322

W. P. Carey 9/30/2015 10-Q – 6

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
Nine Months Ended September 30, 2014
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other		Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	Treasury	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	(Loss) Income	Stock	Stockholders	Interests	Total
Balance at January 1, 2014	68,266,570	$69	$2,256,503	$(318,577)	$11,354	$15,336	$(60,270)	$1,904,415	$298,316	$2,202,731
Shares issued to stockholders of CPA®:16 – Global in connection with the CPA®:16 Merger	30,729,878	31	1,815,490					1,815,521		1,815,521
Shares issued in public offering	4,600,000	5	282,157					282,162		282,162
Purchase of the remaining interests in less-than-wholly-owned investments that we already consolidate in connection with the CPA®:16 Merger			(41,374)					(41,374)	(239,562)	(280,936)
Purchase of noncontrolling interests in connection with the CPA®:16 Merger								—	99,757	99,757
Contributions from noncontrolling interests								—	379	379
Exercise of stock options and employee purchases under the employee share purchase plan	24,725	—	1,220					1,220		1,220
Grants issued in connection with services rendered	368,347	—	(15,736)					(15,736)		(15,736)
Shares issued under share incentive plans	35,683	—	(849)					(849)		(849)
Deferral of vested shares			(15,428)		15,428			—		—
Windfall tax benefits - share incentive plans			5,449					5,449		5,449
Amortization of stock-based compensation expense			22,979					22,979		22,979
Redemption value adjustment			306					306		306
Distributions to noncontrolling interests								—	(15,270)	(15,270)
Distributions declared ($2.735 per share)			3,179	(288,093)	3,842			(281,072)		(281,072)
Purchase of treasury stock from related party	(11,037)	—					(678)	(678)		(678)
Foreign currency translation								—	50	50
Net income				207,554				207,554	4,914	212,468
Other comprehensive income (loss):
Foreign currency translation adjustments						(48,194)		(48,194)	(3,951)	(52,145)
Realized and unrealized gain on derivative instruments						11,587		11,587		11,587
Balance at September 30, 2014	104,014,166	$105	$4,313,896	$(399,116)	$30,624	$(21,271)	$(60,948)	$3,863,290	$144,633	$4,007,923

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2015 10-Q – 7

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows — Operating Activities
Net income	$129,083	$212,605
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	212,273	184,808
Straight-line rent and amortization of rent-related intangibles	27,980	35,229
Impairment charges	22,711	6,291
Management income received in shares of Managed REITs and other	(16,808)	(27,933)
Stock-based compensation expense	16,063	22,979
Realized and unrealized (gain) loss on foreign currency transactions, derivatives, extinguishment of debt, and other	(3,368)	2,718
Gain on sale of real estate	(2,980)	(24,188)
Equity in earnings of equity method investments in the Managed Programs and real estate in excess of distributions received	(2,776)	(1,915)
Gain on change in control of interests	—	(105,947)
Amortization of deferred revenue	—	(786)
Changes in assets and liabilities:
Increase in structuring revenue receivable	(21,574)	(13,398)
Deferred acquisition revenue received	20,105	12,693
Payments for withholding taxes upon delivery of equity-based awards and exercises of stock options	(16,443)	(16,585)
Net changes in other operating assets and liabilities	(33,363)	(9,417)
Net Cash Provided by Operating Activities	330,903	277,154
Cash Flows — Investing Activities
Purchases of real estate	(529,812)	(246,593)
Funding of short-term loans to affiliates	(155,447)	(11,000)
Proceeds from repayment of short-term loans to affiliates	50,000	11,000
Proceeds from sale of real estate	28,949	281,164
Investment in real estate under construction	(27,976)	(7,879)
Change in investing restricted cash	24,607	(29,219)
Capital contributions to equity investments in real estate	(15,903)	(468)
Value added taxes paid in connection with acquisition of real estate	(10,263)	—
Proceeds from repayment of note receivable	10,258	—
Distributions received from equity investments in the Managed Programs and real estate in excess of equity income	5,798	10,057
Capital expenditures on corporate assets	(3,482)	(16,696)
Capital expenditures on owned real estate	(3,416)	(3,139)
Other investing activities, net	1,486	2,427
Cash acquired in connection with the CPA®:16 Merger	—	65,429
Purchase of securities	—	(7,664)
Cash paid to stockholders of CPA®:16 – Global in the CPA®:16 Merger	—	(1,338)
Net Cash (Used in) Provided by Investing Activities	(625,201)	46,081
Cash Flows — Financing Activities
Repayments of Senior Unsecured Credit Facility	(1,104,522)	(1,395,000)
Proceeds from issuance of Senior Unsecured Notes	1,022,303	498,195
Proceeds from Senior Unsecured Credit Facility	758,665	1,285,286
Distributions paid	(302,205)	(248,918)
Scheduled payments of mortgage principal	(54,422)	(96,797)
Proceeds from mortgage financing	22,667	12,330
Payment of financing costs	(10,878)	(12,187)
Change in financing restricted cash	(10,406)	(589)
Distributions paid to noncontrolling interests	(10,116)	(16,194)
Prepayments of mortgage principal	(9,678)	(216,065)
Windfall tax benefit associated with stock-based compensation awards	7,028	5,449
Contributions from noncontrolling interests	586	502
Proceeds from exercise of stock options and employee purchases under the employee share purchase plan	360	1,220
Proceeds from issuance of shares in public offering	—	282,586
Purchase of treasury stock from related party	—	(679)
Net Cash Provided by Financing Activities	309,382	99,139
Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(22,449)	(9,617)
Net (decrease) increase in cash and cash equivalents	(7,365)	412,757
Cash and cash equivalents, beginning of period	198,683	117,519
Cash and cash equivalents, end of period	$191,318	$530,276

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2015 10-Q – 8

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

Originally founded in 1973, we reorganized as a REIT in September 2012 in connection with our merger with Corporate Property Associates 15 Incorporated. We refer to that merger as the CPA®:15 Merger. On January 31, 2014, Corporate Property Associates 16 – Global Incorporated, or CPA®:16 – Global, merged with and into us (Note 4), which we refer to as the CPA®:16 Merger. Our shares of common stock are listed on the New York Stock Exchange under the symbol “WPC.”

We have elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code. As a REIT, we are not generally subject to United States federal income taxation other than from our taxable REIT subsidiaries, or TRSs, as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We hold all of our real estate assets attributable to our Real Estate Ownership segment under the REIT structure, while the activities conducted by our Investment Management segment subsidiaries have been organized under TRSs.

Through our TRSs we also earn revenue as the advisor to publicly-owned, non-listed REITs, which are sponsored by us under the Corporate Property Associates, or CPA®, brand name that invest in similar properties. At September 30, 2015, we were the advisor to Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global, and Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global. We were also the advisor to CPA®:16 – Global until its merger with us on January 31, 2014. We refer to CPA®:16 – Global, CPA®:17 – Global, and CPA®:18 – Global together as the CPA® REITs. At September 30, 2015, we were also the advisor to Carey Watermark Investors Incorporated, referred to as CWI or CWI 1, and Carey Watermark Investors 2 Incorporated, or CWI 2, two publicly-owned, non-listed REITs that invest in lodging and lodging-related properties. We refer to CWI 1 and CWI 2 together as the CWI REITs, and, together with the CPA® REITs, as the Managed REITs (Note 5). We have also invested in Carey Credit Income Fund, or CCIF, a newly formed business development company, or BDC (Note 8), with a third-party investment partner, which is the master fund in a master/feeder fund structure.

In July 2015, two registration statements on Form N-2 for two feeder funds of CCIF, or the CCIF Feeder Funds, were declared effective by the SEC. The CCIF Feeder Funds intend to invest the proceeds that they raise in their respective public offerings into the master fund, CCIF. The advisor to CCIF is wholly owned by us. We refer to CCIF and the CCIF Feeder Funds collectively as the Managed BDCs and, together with the Managed REITs, as the Managed Programs.

Reportable Segments

Real Estate Ownership — We own and invest in commercial properties principally in the United States, Europe, and Asia that are then leased to companies, primarily on a triple-net lease basis. We have also invested in several operating properties, such as lodging and self-storage properties. We earn lease revenues from our wholly-owned and co-owned real estate investments that we control. In addition, we generate equity income through co-owned real estate investments that we do not control and through our ownership of shares of the Managed REITs (Note 8). Through our special member interests in the operating partnerships of the Managed REITs, we also participate in their cash flows (Note 5). At September 30, 2015, our owned portfolio was comprised of our full or partial ownership interests in 854 properties, totaling approximately 89.8 million square feet, substantially all of which were net leased to 221 tenants, with an occupancy rate of 98.8%.

Investment Management — Through our TRSs, we structure and negotiate investments and debt placement transactions for the Managed REITs, for which we earn structuring revenue, and manage their portfolios of real estate investments, for which we earn asset-based management revenue. We may earn disposition revenue when we negotiate and structure the sale of properties on behalf of the Managed REITs, and we may also earn incentive revenue and receive other compensation in connection with providing liquidity events for the Managed REITs’ stockholders. At September 30, 2015, CPA®:17 – Global and CPA®:18 – Global collectively owned all or a portion of 421 properties, including certain properties in which we have an ownership interest. Substantially all of these properties, totaling approximately 47.5 million square feet, were net leased to 199 tenants, with an average occupancy rate of approximately 99.9%. The Managed REITs also had interests in 157 operating properties, totaling approximately 18.2 million square feet. We continue to explore alternatives for expanding our investment management

W. P. Carey 9/30/2015 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

operations by raising funds beyond advising the existing Managed REITs. Any such expansion could involve the purchase of properties or other investments as principal, either for our owned portfolio or with the intention of transferring such investments to a newly-created fund, as well as the sponsorship of one or more funds to make investments other than primarily net lease investments, such as the CWI REITs and the Managed BDCs. These new funds could invest primarily in assets other than net-lease real estate and could include funds raised through private placements or publicly-traded vehicles, either in the United States or internationally.

Note 2. Revisions of Previously-Issued Financial Statements

During the second quarter of 2015, we identified errors in the March 31, 2015 interim consolidated financial statements related to the calculation of foreign currency translation of the assets and liabilities of a foreign investment acquired in January 2015 and the presentation of certain foreign currency losses within the consolidated statement of cash flows for the three months ended March 31, 2015. We evaluated the impact on the previously issued financial statements and concluded that these errors were not material to our consolidated financial statements as of and for the three months ended March 31, 2015. However, in order to correctly present such foreign currency translation and certain foreign currency losses, we will revise the consolidated statements of comprehensive (loss) income, equity, and cash flows for the three months ended March 31, 2015 when such statements are presented in our future public filings. The interim consolidated financial statements as of and for the three months ended June 30, 2015 and September 30, 2015 are not impacted by these adjustments.
If the correct foreign currency translation adjustments had been recorded during the three months ended March 31, 2015, Total assets and Total liabilities and equity each would have been higher by $17.6 million, comprised of increases in Real estate, at cost of $14.8 million and In-place lease intangibles of $2.8 million with a corresponding increase of $0.3 million in Below-market rent and other intangible liabilities, net and a $17.3 million decrease in Accumulated other comprehensive loss on the consolidated balance sheet and consolidated statement of equity as of and for the three months ended March 31, 2015. Additionally, Other comprehensive loss, Comprehensive loss, and Comprehensive loss attributable to W. P. Carey within the consolidated statement of comprehensive loss each would have been reduced by $17.3 million for the three months ended March 31, 2015.
In addition, if foreign currency losses had been properly presented within the consolidated statement of cash flows for the three months ended March 31, 2015, Net cash provided by operating activities for that period would have increased by $13.6 million with a corresponding decrease to the Effect of exchange rate changes on cash.
The revisions described above had no effect on our cash balances or liquidity as of March 31, 2015, or the consolidated statements of income or basic and diluted earnings per common share for the three months ended March 31, 2015.

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

W. P. Carey 9/30/2015 10-Q – 10

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

At September 30, 2015, we had an investment in a tenancy-in-common interest in various underlying international properties. Consolidation of this investment is not required as such interest does not qualify as a VIE and does not meet the control requirement for consolidation. Accordingly, we account for this investment using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment provides us with significant influence on the operating and financial decisions of this investment. We also have certain investments in wholly-owned tenancy-in-common interests, which we now consolidate after we obtained the remaining interests in the CPA®:16 Merger.

At September 30, 2015, we consolidated 18 VIEs. We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Fixed price purchase and renewal options within a lease as well as certain decision-making rights within a loan can cause us to consider an entity a VIE.

Additionally, we own interests in single-tenant, net-leased properties leased to companies through noncontrolling interests in partnerships and limited liability companies that we do not control but over which we exercise significant influence. We account for these investments under the equity method of accounting. At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the jointly-owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits. At September 30, 2015, one of our equity investments was a VIE and none had carrying values below zero.

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

Recent Accounting Requirements

The following Accounting Standards Updates, or ASUs, promulgated by the Financial Accounting Standards Board are applicable to us:

ASU 2015-16, Business Combinations (Topic 805) — ASU 2015-16 requires that an acquirer recognize adjustments identified during the business combination measurement period in the reporting period in which the adjustment amounts are determined. The effects on earnings due to changes in depreciation, amortization, or other income effects as a result of the change are also recognized in the same period’s financial statements. ASU 2015-16 also requires that acquirers present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment had been recognized as of the

W. P. Carey 9/30/2015 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, early adoption is permitted, and prospective application is required for adjustments that are identified after the effective date of this update. We elected to early adopt ASU 2015-16 and implemented the standard prospectively beginning July 1, 2015.

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

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) — ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, but will apply to reimbursed tenant costs and revenues generated from our operating properties and our Investment Management business. Additionally, this guidance modifies disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the Financial Accounting Standards Board issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year, until years beginning in 2018, with early adoption permitted but not before 2017, the original public company effective date. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

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

Immediately prior to the CPA®:16 Merger, CPA®:16 – Global’s portfolio was comprised of the consolidated full or partial interests in 325 leased properties, substantially all of which were triple-net leased with an average remaining life of 10.4 years and an estimated contractual minimum annualized base rent, or ABR, totaling $300.1 million, and two hotel properties. The related property-level debt was comprised of 92 fixed-rate and 18 variable-rate non-recourse mortgage loans with an aggregate fair value of approximately $1.8 billion and a weighted-average annual interest rate of 5.6% at that date. Additionally, CPA®:16 – Global had a line of credit with an outstanding balance of $170.0 million on the date of the closing of the CPA®:16 Merger. In addition, CPA®:16 – Global had equity interests in 18 unconsolidated investments, 11 of which were consolidated by us prior to the CPA®:16 Merger, five of which were consolidated by us subsequent to the CPA®:16 Merger, and two of which were jointly-owned with CPA®:17 – Global. These investments owned 140 properties, substantially all of which were triple-net leased with an average remaining life of 8.6 years and an estimated ABR totaling $63.9 million, as of January 31, 2014. The debt related to these equity investments was comprised of 17 fixed-rate and five variable-rate non-recourse mortgage loans with an aggregate fair value of approximately $0.3 billion and a weighted-average annual interest rate of 4.8% on January 31, 2014. The lease revenues and income from continuing operations from the properties acquired from the date of the CPA®:16 Merger through September 30, 2014 were $184.3 million and $62.5 million (inclusive of $2.2 million attributable to noncontrolling interests), respectively.

W. P. Carey 9/30/2015 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

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

Purchase Price Allocation

We accounted for the CPA®:16 Merger as a business combination under the acquisition method of accounting. After consideration of all applicable factors pursuant to the business combination accounting rules, we were considered the “accounting acquirer” due to various factors, including the fact that our stockholders held the largest portion of the voting rights in us upon completion of the CPA®:16 Merger. Costs of $30.5 million related to the CPA®:16 Merger were incurred in 2014, of which $30.4 million were incurred and expensed during the nine months ended September 30, 2014 and classified within Merger and property acquisition expenses in the consolidated financial statements. In addition, CPA®:16 – Global incurred a total of $10.6 million of merger expenses prior to January 31, 2014.

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

Pro Forma Financial Information (Unaudited)

The following unaudited consolidated pro forma financial information has been presented as if the CPA®:16 Merger had occurred on January 1, 2013 for the three and nine months ended September 30, 2014. The pro forma financial information is not necessarily indicative of what the actual results would have been had the CPA®:16 Merger occurred on that date, nor does it purport to represent the results of operations for future periods.

W. P. Carey 9/30/2015 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Pro forma total revenues	$195,945	$682,977

Pro forma net income from continuing operations, net of tax	$28,086	$106,495
Pro forma net income attributable to noncontrolling interests	(993)	(3,909)
Pro forma net loss (income) attributable to redeemable noncontrolling interest	14	(137)
Pro forma net income from continuing operations, net of tax attributable to W. P. Carey (a)	$27,107	$102,449

Pro forma earnings per share: (a)
Basic	$0.27	$1.02
Diluted	$0.26	$1.01

Pro forma weighted-average shares: (b)
Basic	100,282,082	100,080,000
Diluted	101,130,448	101,118,305
__________

(a)
The pro forma income attributable to W. P. Carey for the three and nine months ended September 30, 2014 reflects the following income and expenses recognized related to the CPA®:16 Merger as if the CPA®:16 Merger had taken place on January 1, 2013: (i) combined merger expenses through December 31, 2014, (ii) an aggregate gain on change in control of interests, and (iii) an income tax expense from a permanent difference upon recognition of deferred revenue associated with accelerated vesting of shares previously issued by CPA®:16 – Global for asset management and performance fees in connection with the CPA®:16 Merger.

(b)
The pro forma weighted-average shares outstanding for the three and nine months ended September 30, 2014 were determined as if the 30,729,878 shares of our common stock issued to CPA®:16 – Global stockholders in the CPA®:16 Merger were issued on January 1, 2013.

W. P. Carey 9/30/2015 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Agreements and Transactions with Related Parties

Advisory Agreements with the Managed Programs

We have advisory agreements with each of the Managed Programs, pursuant to which we earn fees and are entitled to receive reimbursement for fund management expenses, as well as cash distributions. We also earn fees for serving as the dealer-manager of the public offerings of the Managed Programs. The following tables present a summary of revenue earned and/or cash received from the Managed Programs for the periods indicated, included in the consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Asset management revenue	$12,981	$9,064	$36,167	$27,840
Reimbursable costs from affiliates	11,155	14,722	28,401	96,379
Distributions of Available Cash	10,182	7,893	28,244	23,574
Structuring revenue	8,207	5,487	67,735	40,492
Dealer manager fees	1,124	2,436	2,704	17,062
Interest income on deferred acquisition fees and loans to affiliates	576	172	1,172	515
Incentive revenue	—	—	203	—
Deferred revenue earned	—	—	—	786
	$44,225	$39,774	$164,626	$206,648

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
CPA®:16 – Global (a)	$—	$—	$—	$7,999
CPA®:17 – Global (b)	17,654	16,555	59,815	49,032
CPA®:18 – Global (b)	12,725	8,836	56,392	107,668
CWI 1 (b)	7,581	14,383	36,735	41,949
CWI 2 (b)	6,265	—	11,684	—
CCIF (c)	—	—	—	—
	$44,225	$39,774	$164,626	$206,648
__________

(a)	The amount for the nine months ended September 30, 2014 reflects transactions through January 31, 2014, the date of the CPA®:16 Merger.

(b)	The advisory agreements with each of the Managed REITs are scheduled to expire on December 31, 2015, unless otherwise renewed.

(c)	The advisory agreement with CCIF, which commenced February 27, 2015, is subject to renewal on or before February 26, 2017 unless otherwise renewed.

W. P. Carey 9/30/2015 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of amounts included in Due from affiliates in the consolidated financial statements (in thousands):

	September 30, 2015	December 31, 2014
Notes receivable from affiliates, including interest thereon	$106,005	$—
Deferred acquisition fees receivable	28,382	26,913
Reimbursable costs	5,140	301
Accounts receivable	4,083	2,680
Asset management fees receivable	2,157	—
Organization and offering costs	1,405	2,120
Current acquisition fees receivable	528	2,463
	$147,700	$34,477

Asset Management Revenue

Under the advisory agreements with the Managed Programs, we earn asset management revenue for managing their investment portfolios. The following table presents a summary of our asset management fee arrangements with the Managed Programs:

Managed Program	Rate	Payable	Description
CPA®:16 – Global	0.5%	2014 in cash; 2015 N/A	Rate is based on adjusted invested assets
CPA®:17 – Global	0.5% - 1.75%	2014 in shares of its common stock; 2015 50% in cash and 50% in shares of its common stock	Rate depends on the type of investment and is based on the average market or average equity value, as applicable
CPA®:18 – Global	0.5% - 1.5%	2014 and 2015 in shares of its class A common stock	Rate depends on the type of investment and is based on the average market or average equity value, as applicable
CWI 1	0.5%	2014 in shares of its common stock; 2015 in cash	Rate is based on the average market value of the investment
CWI 2	0.55%	2014 N/A; 2015 in shares of its class A common stock	Rate is based on the average market value of the investment
CCIF	1.75% - 2.00%	We have elected to waive all asset management fees until the day before either of the CCIF Feeder Funds initially acquires CCIF’s common shares	Based on the average of gross assets at fair value; we are required to pay 50% of the asset management revenue we receive to the subadvisor

Incentive Fees

We are entitled to receive a quarterly incentive fee on income from CCIF equal to 100% of quarterly net investment income, before incentive fee payments, in excess of 1.875% of CCIF’s average adjusted capital up to a limit of 2.344%, plus 20% of net investment income, before incentive fee payments, in excess of 2.344% of average adjusted capital. We are also entitled to receive from CCIF an incentive fee on realized capital gains of 20%, net of (i) all realized capital losses and unrealized depreciation on a cumulative basis, and (ii) the aggregate amount, if any, of previously paid incentive fees on capital gains since inception. We have elected to waive all incentive fees until the day before either of the CCIF Feeder Funds initially acquires CCIF’s common shares. Through September 30, 2015, the CCIF Feeder Funds had not acquired any of CCIF’s common shares.

W. P. Carey 9/30/2015 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Structuring Revenue

Under the terms of the advisory agreements, we earn revenue for structuring and negotiating investments and related financing for the Managed REITs. We do not earn any structuring revenue from the Managed BDCs. The following table presents a summary of our structuring fee arrangements with the Managed REITs:

Managed Program	Rate	Payable	Description
CPA®:17 – Global	1% - 1.75%, 4.5%	In cash; for non net-lease investments, 1% - 1.75% upon completion; for net-lease investments, 2.5% upon completion, with 2% deferred and payable in three interest-bearing annual installments
Based on the total aggregate cost of the net-lease investments made; also based on the total aggregate cost of the non net-lease investments made; total limited to 6% of the contract prices in aggregate

CPA®:18 – Global	4.5%	In cash; for net-lease investments, 2.5% upon completion, with 2% deferred and payable in three interest-bearing annual installments	Based on the total aggregate cost of the net-lease investments made; total limited to 6% of the contract prices in aggregate
CWI REITs	2.5%	In cash upon completion	Based on the total aggregate cost of the lodging investments made; loan refinancing transactions up to 1% of the principal amount; total limited to 6% of the contract prices in aggregate

Reimbursable Costs from Affiliates

The Managed Programs reimburse us for certain costs that we incur on their behalf, which consist primarily of broker-dealer commissions, marketing costs, an annual distribution and shareholder servicing fee, or Shareholder Servicing Fee, and certain personnel and overhead costs, as applicable. The following tables present summaries of such fee arrangements:

Broker-Dealer Selling Commissions

Managed Program	Rate	Payable	Description
CPA®:18 – Global and CWI 2 Class A Shares, and CWI 1 Common Stock	$0.70	In cash upon share settlement; 100% re-allowed to broker-dealers	Per share sold
CPA®:18 – Global Class C Shares	$0.14	In cash upon share settlement; 100% re-allowed to broker-dealers	Per share sold
CWI 2 Class T Shares	$0.19	In cash upon share settlement; 100% re-allowed to broker-dealers	Per share sold
CCIF Feeder Funds	0% - 3%	In cash upon share settlement; 100% re-allowed to broker-dealers	Based on the selling price of each share sold

Dealer Manager Fees

Managed Program	Rate	Payable	Description
CPA®:18 – Global and CWI 2 Class A Shares, and CWI 1 Common Stock	$0.30	Per share sold	In cash upon share settlement; a portion may be re-allowed to broker-dealers
CPA®:18 – Global Class C Shares	$0.21	Per share sold	In cash upon share settlement; a portion may be re-allowed to broker-dealers
CWI 2 Class T Shares	$0.26	Per share sold	In cash upon share settlement; a portion may be re-allowed to broker-dealers
CCIF Feeder Funds	2.75% - 3.0%	Based on the selling price of each share sold	In cash upon share settlement; a portion may be re-allowed to broker-dealers

W. P. Carey 9/30/2015 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Annual Distribution and Shareholder Servicing Fee

Managed Program	Rate	Payable	Description
CPA®:18 – Global Class C Shares	1.0%	Accrued daily and payable quarterly in arrears in cash; 100% re-allowed to selected dealers	Based on the purchase price per share sold or, once reported, the NAV; cease paying when underwriting compensation from all sources equals 10% of gross offering proceeds
CWI 2 Class T Shares	1.0%	Accrued daily and payable quarterly in arrears in cash; 100% re-allowed to selected dealers	Limited to six years and 10% of gross offering proceeds

Personnel and Overhead Costs

Managed Program	Payable	Description
CPA®:17 – Global and CPA®:18 – Global	In cash
Personnel and overhead costs, excluding those related to our legal transactions group, are charged to the CPA® REITs based on the average of the trailing 12-month aggregate reported revenues of the CPA® REITs, the CWI REITs, and us, and for 2015, are capped at 2.4% of each CPA® REIT’s pro rata lease revenues; for the legal transactions group, costs are charged according to a fee schedule

CWI 1	2014 in shares of its common stock; 2015 in cash	Actual expenses incurred; allocated between the CWI REITs based on the percentage of their total pro rata hotel revenues for the most recently completed quarter
CWI 2	2014 N/A; 2015 in cash	Actual expenses incurred; allocated between the CWI REITs based on the percentage of their total pro rata hotel revenues for the most recently completed quarter
CCIF and CCIF Feeder Funds	2014 N/A; 2015 in cash	Actual expenses incurred

Organization and Offering Costs

Managed Program	Payable	Description
CPA®:18 – Global and CWI 2	In cash; within 60 days after the end of the quarter in which the offering terminates	Actual costs incurred from 1.5% through 4.0% of the gross offering proceeds, depending on the amount raised
CWI 1	In cash; within 60 days after the end of the quarter in which the offering terminates	Actual costs incurred up to 4.0% of the gross offering proceeds
CCIF and CCIF Feeder Funds	In cash; payable monthly	Up to 1.5% of the gross offering proceeds

For CCIF, total reimbursements to us for personnel and overhead costs and organization and offering costs may not exceed 18% of total Front End Fees, as defined in its Declaration of Trust, so that total funds available for investment may not be lower than 82% of total gross proceeds.

W. P. Carey 9/30/2015 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

Expense Support and Conditional Reimbursements

Under the expense support and conditional reimbursement agreement we have with each of the CCIF Feeder Funds, we and the CCIF subadvisor are obligated to reimburse the CCIF Feeder Fund 50% of the excess of the cumulative distributions paid to the CCIF Feeder Funds’ shareholders over the available operating funds on a monthly basis. Following any month in which the available operating funds exceed the cumulative distributions paid to its shareholders, the excess operating funds are used to reimburse us and the CCIF subadvisor for any expense payment we made within three years prior to the last business day of such month that have not been previously reimbursed by the CCIF Feeder Fund, up to the lesser of (i) 1.75% of each CCIF Feeder Fund’s average net assets or (ii) the percentage of each CCIF Feeder Fund’s average net assets attributable to its common shares represented by other operating expenses during the fiscal year in which such expense support payment from us and the CCIF’s subadvisor was made, provided that the effective rate of distributions per share at the time of reimbursement is not less than such rate at the time of expense payment.

Distributions of Available Cash and Deferred Revenue Earned

We are entitled to receive distributions of up to 10% of the Available Cash (as defined in the respective advisory agreements) from the operating partnerships of each of the Managed REITs, as described in their respective operating partnership agreements, payable quarterly in arrears.

In May 2011, we acquired a special member interest, or the Special Member Interest, in CPA®:16 – Global’s operating partnership. We initially recorded this Special Member Interest at its fair value, and amortized it into earnings as deferred revenue through the date of the CPA®:16 Merger. Cash distributions of our proportionate share of earnings from the Managed REITs’ operating partnerships, as well as deferred revenue earned from our Special Member Interest in CPA®:16 – Global’s operating partnership, are recorded as Equity in earnings of equity method investments in real estate and the Managed REITs within the Real Estate Ownership segment.

Other Transactions with Affiliates

Loans to Affiliates

During 2015 and 2014, our board of directors approved unsecured loans from us to CPA®:17 – Global of up to $75.0 million, CPA®:18 – Global of up to $100.0 million, CWI 1 and CWI 2 of up to $110.0 million in the aggregate, and CCIF of up to $50.0 million, with each loan at a rate equal to the rate at which we are able to borrow funds under our senior credit facility (Note 12), for the purpose of facilitating acquisitions approved by their respective investment committees.

The following table presents a summary of our unsecured loans to the Managed Programs, all of which were made at an interest rate equal to the London Interbank Offered Rate, or LIBOR, as of the issue date, plus 1.1% (in thousands):

				Carrying Amount at
Managed Program	Principal Amount	Issue Date	Maturity Date	September 30, 2015	December 31, 2014
CWI 2	$37,170	4/1/2015	3/31/2016	$12,170	—
CWI 2	65,277	5/1/2015	12/30/2015	65,277	—
CCIF	10,000	5/28/2015	12/30/2015	10,000	—
CCIF	10,000	6/10/2015	12/30/2015	10,000	—
CCIF	5,000	7/15/2015	12/30/2015	5,000
CCIF	3,000	9/30/2015	12/30/2015	3,000
Principal				105,447	—
Accrued interest				558	—
				$106,005	$—

W. P. Carey 9/30/2015 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

On June 25, 2014, we made an $11.0 million loan to CWI 1, with a scheduled maturity date of June 30, 2015. The loan, including accrued interest, was repaid in full on July 22, 2014, prior to maturity. On July 29, 2015, CWI 2 repaid $25.0 million of the $37.2 million loan noted in the table above, which was issued on April 1, 2015. On October 21, 2015, CWI 2 repaid an additional $10.0 million of the same loan. On July 1 and July 14, 2015, we made two loans totaling $25.0 million to CPA®:17 – Global, both of which had a scheduled maturity date of December 30, 2015. These loans, including accrued interest, were repaid in full on August 26, 2015, prior to maturity. On August 26, 2015, we arranged a credit agreement for CPA®:17 – Global and, as a result, our board of directors terminated the previous authorization to provide loans to CPA®:17 – Global.

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

Other

At September 30, 2015, we owned interests ranging from 3% to 90% in jointly-owned investments, including a jointly-controlled tenancy-in-common interest in several properties, with the remaining interests generally held by affiliates, and stock of each of the Managed REITs and CCIF. We consolidate certain of these investments and account for the remainder under the equity method of accounting.

Note 6. Net Investments in Properties

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, and real estate under construction, is summarized as follows (in thousands):

	September 30, 2015	December 31, 2014
Land	$1,179,423	$1,146,704
Buildings	4,116,644	3,829,981
Real estate under construction	1,715	29,997
Less: Accumulated depreciation	(343,922)	(253,627)
	$4,953,860	$4,753,055

During the nine months ended September 30, 2015, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro at September 30, 2015 decreased by 7.8% to $1.1203 from $1.2156 at December 31, 2014. As a result, the carrying value of our Real estate decreased by $135.5 million from December 31, 2014 to September 30, 2015.

Acquisitions of Real Estate

During the nine months ended September 30, 2015, we entered into the following investments, which were deemed to be business combinations because we assumed the existing leases on the properties, for which the sellers were not the lessees, at a total cost of $479.1 million, including land of $81.9 million, buildings of $317.3 million, and net lease intangibles of $79.9 million (Note 9):

•	an investment of $345.9 million for 73 auto dealership properties in various locations in the United Kingdom on January 28, 2015;

•	an investment of $42.4 million for a logistics facility in Rotterdam, the Netherlands on February 11, 2015;

•	an investment of $23.3 million for a retail facility in Bad Fischau, Austria on April 10, 2015;

•	an investment of $26.3 million for a logistics facility in Oskarshamn, Sweden on June 17, 2015; and

•	an investment of $41.2 million for three truck and bus service facilities in Gersthofen and Senden, Germany on August 12, 2015 and Leopoldsdorf, Austria on August 24, 2015.

W. P. Carey 9/30/2015 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

In connection with these transactions, we also expensed acquisition-related costs totaling $10.7 million, which are included in Merger and property acquisition expenses in the consolidated financial statements. Dollar amounts are based on the exchange rates of the foreign currencies on the dates of acquisitions.

We also entered into an investment for an office building in Sunderland, United Kingdom on August 6, 2015, which was deemed to be real estate asset acquisition because we acquired the seller’s property and simultaneously entered into a new lease in connection with the acquisition, at a total cost of $53.5 million, including net lease intangibles of $20.6 million (Note 9) and acquisition-related costs of $3.1 million, which were capitalized. Dollar amounts are based on the exchange rate of the British pound sterling on the date of acquisition.

Real Estate Under Construction

In December 2013, we entered into a build-to-suit transaction for the construction of an office building located in Mönchengladbach, Germany for a total projected cost of up to $65.0 million, including acquisition expenses. During the nine months ended September 30, 2015, we funded approximately $28.0 million. The building was placed in service in September 2015 at a cost totaling $51.3 million and we have no further funding commitment as of September 30, 2015.

Operating Real Estate

At September 30, 2015, Operating real estate consisted of our investments in two hotels and one self-storage property. During the nine months ended September 30, 2015, we sold one self-storage property (Note 16). At December 31, 2014, Operating real estate consisted of our investments in two hotels and two self-storage properties. Below is a summary of our Operating real estate (in thousands):

	September 30, 2015	December 31, 2014
Land	$6,570	$7,074
Buildings	76,078	77,811
Less: Accumulated depreciation	(7,744)	(4,866)
	$74,904	$80,019

Assets Held for Sale

Below is a summary of our properties held for sale (in thousands):

	September 30, 2015	December 31, 2014
Real estate, net	$4,863	$5,969
Above-market rent intangible assets, net	—	838
In-place lease intangible assets, net	—	448
Assets held for sale	$4,863	$7,255

At September 30, 2015, we had two properties classified as Assets held for sale. There can be no assurance that the properties will be sold at the contracted prices, or at all. At December 31, 2014, we had four properties classified as Assets held for sale, all of which were sold during the nine months ended September 30, 2015.

W. P. Carey 9/30/2015 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

Note 7. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in direct financing leases, notes receivable, deferred acquisition fees, and loans receivable. Operating leases are not included in finance receivables as such amounts are not recognized as an asset in the consolidated financial statements.

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	September 30, 2015	December 31, 2014
Minimum lease payments receivable	$830,831	$904,788
Unguaranteed residual value	783,553	818,334
	1,614,384	1,723,122
Less: unearned income	(834,145)	(906,896)
	$780,239	$816,226

Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $18.7 million and $20.8 million for the three months ended September 30, 2015 and 2014, respectively, and $56.1 million and $59.3 million during the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015, the U.S. dollar strengthened against the euro, resulting in a $32.6 million decrease in the carrying value of Net investments in direct financing leases from December 31, 2014 to September 30, 2015. During the nine months ended September 30, 2014, we reclassified properties with a carrying value of $13.7 million from Net investments in direct financing leases to Real estate (Note 6), in connection with extensions of the underlying leases. We also recognized impairment charges totaling $0.8 million on seven properties accounted for as Net investments in direct financing leases in connection with an other-than-temporary decline in the estimated fair values of the properties’ residual values (Note 10).

At September 30, 2015 and December 31, 2014, Other assets, net included accounts receivable of $1.9 million and $1.4 million, respectively, related to amounts billed under these direct financing leases.

Notes Receivable

At September 30, 2015 and December 31, 2014, we had a note receivable with an outstanding balance of $10.8 million and $10.9 million, respectively, representing the expected future payments under a sales type lease, which was included in Other assets, net in the consolidated financial statements.

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

W. P. Carey 9/30/2015 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. At both September 30, 2015 and December 31, 2014, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Other than the lease extensions noted under Net Investment in Direct Financing Leases above, there were no modifications of finance receivables during the nine months ended September 30, 2015 or the year ended December 31, 2014. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the third quarter of 2015. We believe the credit quality of our deferred acquisition fees receivable falls under category one, as the CPA® REITs are expected to have the available cash to make such payments.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
1	2	3	$90,880	$79,343
2	3	4	53,636	37,318
3	23	22	525,521	592,631
4	6	7	120,959	127,782
5	—	—	—	—
			$790,996	$837,074

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

The following table presents Equity in earnings of equity method investments in the Managed Programs and real estate, which represents our proportionate share of the income or losses of these investments, as well as certain adjustments related to other-than-temporary impairment charges and amortization of basis differences related to purchase accounting adjustments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Proportionate share of (losses) earnings from equity investments in the Managed Programs	$(431)	$381	$565	$1,930
Amortization of basis differences on equity investments in the Managed Programs	(208)	(140)	(582)	(648)
Other-than-temporary impairment charges on the Special Member Interest in CPA®:16 – Global’s operating partnership	—	—	—	(735)
Distributions of Available Cash (Note 5)	10,182	7,893	28,244	23,574
Deferred revenue earned (Note 5)	—	—	—	786
Total equity earnings from the Managed Programs	9,543	8,134	28,227	24,907
Equity earnings from other equity investments	4,034	3,507	13,188	11,124
Amortization of basis differences on other equity investments	(942)	(31)	(2,785)	(707)
Equity in earnings of equity method investments in the Managed Programs and real estate	$12,635	$11,610	$38,630	$35,324

W. P. Carey 9/30/2015 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

Managed Programs

We own interests in the Managed Programs and account for these interests under the equity method, because, as their advisor and through our ownership of their common stock, we do not exert control over, but we do have the ability to exercise significant influence on, the Managed Programs.

The following table sets forth certain information about our investments in the Managed Programs (dollars in thousands):

	% of Outstanding Shares Owned at		Carrying Amount of Investment at
Fund	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
CPA®:17 – Global (a)	2.994%	2.676%	$85,437	$79,429
CPA®:17 – Global operating partnership (b)	0.009%	0.009%	—	—
CPA®:18 – Global (c)	0.571%	0.221%	7,658	2,784
CPA®:18 – Global operating partnership (d)	0.034%	0.034%	1,914	209
CWI 1	1.139%	1.088%	12,920	13,940
CWI 1 operating partnership (e)	0.015%	0.015%	—	—
CWI 2 (f)	0.630%	—%	523	—
CWI 2 operating partnership (g)	0.015%	—%	300	—
CCIF (h)	50.000%	50.000%	24,158	25,000
			$132,910	$121,362
__________

(a)
Carrying value at September 30, 2015 includes asset management fees receivable, for which 127,279 shares of CPA®:17 – Global common stock were issued during the fourth quarter of 2015. We received distributions from this investment during the nine months ended September 30, 2015 and 2014 of $4.5 million and $3.3 million, respectively.

(b)	We received distributions from this investment during the nine months ended September 30, 2015 and 2014 of $17.7 million and $15.4 million, respectively.

(c)	Carrying value at September 30, 2015 includes asset management fees receivable, for which 71,633 shares of CPA®:18 – Global class A common stock were issued during the fourth quarter of 2015.

(d)	We received distributions from this investment during the nine months ended September 30, 2015 and 2014 of $2.3 million and $1.2 million, respectively.

(e)	We received distributions from this investment during the nine months ended September 30, 2015 and 2014 of $6.4 million and $2.2 million, respectively.

(f)
On May 30, 2014, we purchased 22,222 shares of CWI 2’s class A common stock, par value $0.001 per share, for an aggregate purchase price of $0.2 million. On May 15, 2015, upon CWI 2 reaching its minimum offering proceeds and admitting new stockholders, we began to account for our interest in CWI 2 under the equity method of accounting (Note 3). As of September 30, 2015, we had not received any distributions from this investment. The carrying value at September 30, 2015 includes asset management fees receivable, for which 10,009 shares of class A common stock of CWI 2 were issued during the fourth quarter of 2015.

(g)
On March 27, 2015, we purchased a 0.015% special general partnership interest in CWI 2 operating partnership for $0.3 million. This special general partnership interest entitles us to receive distributions of our proportionate share of earnings up to 10% of the Available Cash from CWI 2’s operating partnership (Note 5). During the nine months ended September 30, 2015, we received $0.2 million of distributions from this investment.

(h)	As of September 30, 2015, CCIF had not yet admitted any additional shareholders other than our third-party investment partner (Note 1).

At September 30, 2015 and December 31, 2014, the aggregate unamortized basis differences on our equity investments in the Managed Programs were $25.3 million and $20.2 million, respectively.

W. P. Carey 9/30/2015 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

The following tables present estimated combined summarized financial information for the Managed Programs. Amounts provided are expected total amounts attributable to the Managed Programs and do not represent our proportionate share (in thousands):

	September 30, 2015	December 31, 2014
Real estate, net	$6,599,264	$5,969,011
Other assets	2,542,255	2,293,065
Total assets	9,141,519	8,262,076
Debt	(4,193,290)	(3,387,795)
Accounts payable, accrued expenses and other liabilities	(592,369)	(496,857)
Total liabilities	(4,785,659)	(3,884,652)
Noncontrolling interests	(262,063)	(170,249)
Stockholders’ equity	$4,093,797	$4,207,175

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014 (a)	2015	2014 (a)
Revenues	$309,805	$210,000	$840,889	$602,122
Expenses	(292,522)	(200,446)	(804,989)	(576,256)
Income from continuing operations	$17,283	$9,554	$35,900	$25,866
Net income attributable to the Managed Programs (b) (c)	$8,747	$2,519	$2,365	$2,420
__________

(a)	Reflects revisions of amounts previously recorded by CPA®:17 – Global and CPA®:18 – Global.

(b)
Inclusive of impairment charges recognized by the Managed Programs totaling $1.0 million during the nine months ended September 30, 2015 and $0.1 million for each of the three and nine months ended September 30, 2014. There were no such impairment charges recognized by the Managed Programs for the three months ending September 30, 2015. These impairment charges reduced our income earned from these investments by less than $0.1 million during the nine months ended September 30, 2015, and by less than $0.1 million during each of the three and nine months ended September 30, 2014.

(c)
Amounts included net gains on sale of real estate recorded by the Managed REITs totaling $6.7 million and $8.9 million for the three and nine months ended September 30, 2015, respectively, and $0.8 million and $13.3 million for the three and nine months ended September 30, 2014, respectively. Net income attributable to the Managed Programs for the three and nine months ended September 30, 2015 was also negatively impacted by the increase in acquisition-related fees and expenses incurred on investments accounted for as business combinations as a result of higher investment volume during the current year periods as compared to the same periods in the prior year.

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

W. P. Carey 9/30/2015 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth our ownership interests in our equity investments in real estate, excluding the Managed Programs, and their respective carrying values (dollars in thousands):

		Ownership Interest at	Carrying Value at
Lessee	Co-owner	September 30, 2015	September 30, 2015	December 31, 2014
Existing Equity Investments (a) (b)
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (c)	CPA®:17 – Global	33%	$9,733	$6,949
C1000 Logistiek Vastgoed B.V. (d)	CPA®:17 – Global	15%	9,624	11,192
Wanbishi Archives Co. Ltd.	CPA®:17 – Global	3%	330	341
			19,687	18,482
Equity Investments Acquired in the CPA®:16 Merger
The New York Times Company	CPA®:17 – Global	45%	71,377	72,476
Frontier Spinning Mills, Inc. (e)	CPA®:17 – Global	40%	24,199	15,609
Actebis Peacock GmbH (a) (f)	CPA®:17 – Global	30%	12,605	6,369
			108,181	94,454
Recently Acquired Equity Investment
Beach House JV, LLC (g)	Third Party	N/A(d)	15,105	15,105
			$142,973	$128,041
__________

(a)	The carrying value of this investment is affected by fluctuations in the exchange rate of the foreign currency.

(b)	Represents equity investments we acquired prior to January 1, 2014.

(c)
In the second quarter of 2015, we recognized equity income of approximately $2.1 million, representing our share of the bankruptcy proceeds received by the jointly-owned investment. The proceeds were used to repay the mortgage loan encumbering the two properties owned by the jointly-owned investment in the amount of $14.3 million, of which our share was $4.7 million, in the third quarter of 2015.

(d)
This investment represents a tenancy-in-common interest, whereby the property is encumbered by the debt for which we are jointly and severally liable. For this investment, the co-obligor is CPA®:17 – Global and the amount due under the arrangement was approximately $75.0 million at September 30, 2015. Of this amount, $11.3 million represents the amount we agreed to pay and is included within the carrying value of the investment at September 30, 2015.

(e)	We made a contribution of $8.6 million in the second quarter of 2015 to this jointly-owned investment to repay the related non-recourse mortgage loan.

(f)	We made a contribution of $6.2 million in the third quarter of 2015 to this jointly-owned investment to repay the related non-recourse mortgage loan.

(g)
In March 2014, we received a preferred equity position in Beach House JV, LLC as part of the sale of the Soho House investment. During the nine months ended September 30, 2015, we recognized $1.0 million of income and distributions related to this investment, which is included in Equity in earnings of equity method investments in the Managed Programs and real estate in the consolidated financial statements.

We received aggregate distributions of $9.7 million and $9.0 million from our other unconsolidated real estate investments for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015 and December 31, 2014, the aggregate unamortized basis differences on our unconsolidated real estate investments were $5.7 million and $5.8 million, respectively.

W. P. Carey 9/30/2015 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

Note 9. Goodwill and Other Intangibles

In connection with our acquisitions of properties, we have recorded net lease intangibles that are being amortized over periods ranging from one year to 43 years. In addition, we have several ground lease intangibles that are being amortized over periods of up to 99 years. In-place lease and tenant relationship intangibles are included in In-place lease and tenant relationship intangible assets, net in the consolidated financial statements. Above-market rent intangibles are included in Above-market rent intangible assets, net in the consolidated financial statements. Below-market ground lease (as lessee), trade name, management contracts, and software license intangibles are included in Other assets, net in the consolidated financial statements. Below-market rent, above-market ground lease (as lessee), and below-market purchase option intangibles are included in Below-market rent and other intangible liabilities, net in the consolidated financial statements.

In connection with our investment activity during the nine months ended September 30, 2015, we recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
In-place lease	12.9	$70,411
Above-market rent	15.1	29,554
Below-market ground lease	73.4	6,963
		$106,928

Amortizable Intangible Liabilities
Below-market rent	14.6	$(6,492)

The following table presents a reconciliation of our goodwill (in thousands):

	Real Estate Ownership	Investment Management	Total
Balance at January 1, 2015	$628,808	$63,607	$692,415
Foreign currency translation adjustments and other	(8,330)	—	(8,330)
Acquisition of investment accounted for as business combination	1,704	—	1,704
Allocation of goodwill to the cost basis of properties sold or classified as held-for-sale	(1,213)	—	(1,213)
Balance at September 30, 2015	$620,969	$63,607	$684,576

W. P. Carey 9/30/2015 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Management contracts	$32,765	$(32,765)	$—	$32,765	$(32,765)	$—
Internal-use software development costs	19,033	(1,529)	17,504	17,584	(26)	17,558
	51,798	(34,294)	17,504	50,349	(32,791)	17,558
Lease Intangibles:
In-place lease and tenant relationship	1,206,398	(277,436)	928,962	1,185,692	(191,873)	993,819
Above-market rent	655,288	(162,534)	492,754	639,370	(116,573)	522,797
Below-market ground lease	22,626	(768)	21,858	17,771	(435)	17,336
	1,884,312	(440,738)	1,443,574	1,842,833	(308,881)	1,533,952
Unamortizable Goodwill and Indefinite-Lived Intangible Assets
Goodwill	684,576	—	684,576	692,415	—	692,415
Trade name	3,975	—	3,975	3,975	—	3,975
	688,551	—	688,551	696,390	—	696,390
Total intangible assets	$2,624,661	$(475,032)	$2,149,629	$2,589,572	$(341,672)	$2,247,900

Amortizable Intangible Liabilities
Below-market rent	$(171,809)	$34,371	$(137,438)	$(169,231)	$23,039	$(146,192)
Above-market ground lease	(13,117)	1,619	(11,498)	(13,311)	1,144	(12,167)
	(184,926)	35,990	(148,936)	(182,542)	24,183	(158,359)
Unamortizable Intangible Liabilities
Below-market purchase option	(16,711)	—	(16,711)	(16,711)	—	(16,711)
Total intangible liabilities	$(201,637)	$35,990	$(165,647)	$(199,253)	$24,183	$(175,070)

Net amortization of intangibles, including the effect of foreign currency translation, was $50.1 million and $42.6 million for the three months ended September 30, 2015 and 2014, respectively, and $136.4 million and $132.1 million for the nine months ended September 30, 2015 and 2014, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues; amortization of management contracts, in-place lease and tenant relationship intangibles is included in Depreciation and amortization; and amortization of above-market ground lease and below-market ground lease intangibles is included in Property expenses.

Based on the intangible assets and liabilities recorded at September 30, 2015, scheduled annual net amortization of intangibles for the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter is as follows (in thousands):

Years Ending December 31,	Net Decrease in Lease Revenues	Increase to Amortization/ Property Expenses	Net
2015 (remainder)	$13,705	$28,290	$41,995
2016	53,226	112,271	165,497
2017	50,578	108,917	159,495
2018	47,388	99,682	147,070
2019	43,454	94,175	137,629
Thereafter	146,965	513,491	660,456
Total	$355,316	$956,826	$1,312,142

W. P. Carey 9/30/2015 10-Q – 28

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

Derivative Assets — Our derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of interest rate caps, interest rate swaps, stock warrants, foreign currency forward contracts, and foreign currency collars (Note 11). The interest rate caps, interest rate swaps, foreign currency forward contracts, and foreign currency forward collars were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. The stock warrants were measured at fair value using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3 because these assets are not traded in an active market.

Derivative Liabilities — Our derivative liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, are comprised of interest rate swaps and foreign currency collars (Note 11). These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates. These derivative instruments were classified as Level 2 because they are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

Redeemable Noncontrolling Interest — We account for the noncontrolling interest in W. P. Carey International, LLC, or WPCI, held by a third party as a redeemable noncontrolling interest (Note 14). We determined the valuation of redeemable noncontrolling interest using widely accepted valuation techniques, including comparable transaction analysis, comparable public company analysis, and discounted cash flow analysis. We classified this liability as Level 3. At September 30, 2015, unobservable inputs for determining the estimated fair value of WPCI included, but were not limited to, a discount for lack of marketability, a discount rate, revenue, EBITDA (including normalized and run-rate EBITDA), and termination multiples with weighted-average ranges, across all valuation techniques utilized, as applicable, of 10% - 20%, 14% - 16%, 1.1x - 8.8x, 3.2x - 18.8x, and 5.5x - 7.5x, respectively. Significant increases or decreases in any one of these inputs in isolation would result in significant changes in the fair value measurement.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during either the nine months ended September 30, 2015 or 2014.

W. P. Carey 9/30/2015 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		September 30, 2015		December 31, 2014
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt, net (a)	3	$2,412,612	$2,436,124	$2,532,683	$2,574,437
Senior Unsecured Notes, net (b)	2	1,502,007	1,465,694	498,345	527,029
Senior Unsecured Credit Facility (c)	2	685,489	685,489	1,057,518	1,057,519
Notes receivable from affiliates (d)	3	106,005	106,005	—	—
Deferred acquisition fees receivable (e)	3	28,382	28,023	26,913	28,027
Notes receivable (a)	3	10,756	9,254	20,848	19,604
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

(d)
We determined the estimated fair values of these notes receivable, which approximate their carrying values, based on the assumption that the notes receivable are priced at par due to their maturity dates of less than one year.

(e)
We determined the estimated fair value of our deferred acquisition fees receivable based on an estimate of discounted cash flows using two significant unobservable inputs, which are the leverage adjusted unsecured spread of 203 - 213 basis points and an illiquidity adjustment of 75 basis points at September 30, 2015. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both September 30, 2015 and December 31, 2014.

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

W. P. Carey 9/30/2015 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)

The following table presents information about our other assets that were measured at fair value on a non-recurring basis (in thousands):

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges
Real estate	$46,608	$19,438	$6,665	$3,472
Net investments in direct financing leases	—	—	3,157	753
		$19,438		$4,225

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges
Real estate	$52,684	$22,711	$6,665	$5,538
Net investments in direct financing leases	—	—	3,157	753
Equity investments in real estate	—	—	—	735
		$22,711		$7,026

Impairment charges, and their related triggering events and fair value measurements, recognized during the three and nine months ended September 30, 2015 and 2014 were as follows:

Real Estate

During the three months ended September 30, 2015, we recognized impairment charges totaling $19.4 million on four properties in order to reduce the carrying values of the properties to their estimated fair values. The fair value measurements for two of the properties approximated their estimated selling prices, and we recognized impairment charges totaling $3.8 million on these properties.

We reduced the estimated holding period for another property due to the expected termination of its related lease within one year after September 30, 2015 and recognized an impairment charge of $8.7 million on the property. The fair value measurement related to the impairment charge was determined by estimating discounted cash flows using three significant unobservable inputs, which are the cash flow discount rate, the residual discount rate, and the residual capitalization rate equal to 9.25%, 9.75%, and 8.5%, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

The building located on the remaining property will be demolished in accordance with a plan to redevelop the property, and the fair value of the building was reduced to zero. We recognized an impairment charge of $6.9 million on this property.

During the nine months ended September 30, 2015, we recognized impairment charges totaling $22.7 million on six properties and a parcel of vacant land in order to reduce the carrying values of the properties to their estimated fair values. In addition to the impairment charges of $19.4 million recognized on four properties during the three months ended September 30, 2015, as described above, we recognized impairment charges totaling $3.3 million on two properties and the parcel of vacant land, for which their fair value measurements approximated their estimated selling prices.

During the three and nine months ended September 30, 2014, we recognized impairment charges totaling $3.5 million and $5.5 million, respectively, on 11 properties in order to reduce the carrying values of the properties to their estimated fair values, which approximated their estimated selling prices.

Net Investments in Direct Financing Leases

During each of the three and nine months ended September 30, 2014, we recognized impairment charges totaling $0.8 million on seven properties accounted for as Net investments in direct financing leases in connection with an other-than-temporary decline in the estimated fair values of the buildings’ residual values.

W. P. Carey 9/30/2015 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)

Equity Investments in Real Estate

During the nine months ended September 30, 2014, we recognized other-than-temporary impairment charges of $0.7 million on the Special Member Interest in CPA®:16 – Global’s operating partnership to reduce its carrying value to its estimated fair value, which had declined. The fair value was obtained by estimating discounted cash flows using two significant unobservable inputs, which are the discount rate and the estimated general and administrative costs as a percentage of assets under management, with a weighted-average range of 12.75% - 15.75% and 35 - 45 basis points, respectively.

Note 11. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are four main components of economic risk that impact us: interest rate risk, credit risk, market risk, and foreign currency risk. We are primarily subject to interest rate risk on our interest-bearing liabilities, including the Senior Unsecured Credit Facility (Note 12), at September 30, 2015. Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, as well as changes in the value of our other securities and the shares we hold in the Managed REITs due to changes in interest rates or other market factors. We own investments in Europe, Asia, and Australia and are subject to risks associated with fluctuating foreign currency exchange rates.

Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates and foreign currency exchange rate movements. We have not entered into, and do not plan to enter into, financial instruments for trading or speculative purposes. In addition to entering into derivative instruments on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and we may be granted common stock warrants by lessees when structuring lease transactions, which are considered to be derivative instruments. The primary risks related to our use of derivative instruments include a counterparty to a hedging arrangement defaulting on its obligation and a downgrade in the credit quality of a counterparty to such an extent that our ability to sell or assign our side of the hedging transaction is impaired. While we seek to mitigate these risks by entering into hedging arrangements with large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting, and monitoring of derivative financial instrument activities.

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated, and that qualified, as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive loss until the hedged item is recognized in earnings. For a derivative designated, and that qualified, as a net investment hedge, the effective portion of the change in the fair value and/or the net settlement of the derivative is reported in Other comprehensive loss as part of the cumulative foreign currency translation adjustment. Amounts are reclassified out of Other comprehensive loss into earnings when the hedged investment is either sold or substantially liquidated. The ineffective portion of the change in fair value of any derivative is immediately recognized in earnings.

W. P. Carey 9/30/2015 10-Q – 32

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Foreign currency forward contracts	Other assets, net	$40,539	$16,307	$—	$—
Foreign currency collars	Other assets, net	4,543	—	—	—
Interest rate swaps	Other assets, net	—	285	—	—
Interest rate cap	Other assets, net	—	3	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(6,352)	(5,660)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(257)	—
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	3,886	3,753	—	—
Interest rate swaps (a)	Accounts payable, accrued expenses and other liabilities	—	—	(3,768)	(7,496)
Total derivatives		$48,968	$20,348	$(10,377)	$(13,156)
__________

(a)	These interest rate swaps do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the underlying variable-rate debt.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both September 30, 2015 and December 31, 2014, no cash collateral had been posted nor received for any of our derivative positions.

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of (Loss) Gain Recognized on Derivatives in Other Comprehensive (Loss) Income (Effective Portion) (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2015	2014	2015	2014
Foreign currency collars	$2,028	$—	$4,094	$—
Interest rate swaps	(1,776)	689	(1,620)	(928)
Foreign currency forward contracts	1,056	15,372	15,109	12,256
Interest rate caps	2	14	3	(7)
Derivatives in Net Investment Hedging Relationships (b)
Foreign currency forward contracts	5,105	—	8,411	—
Total	$6,415	$16,075	$25,997	$11,321

W. P. Carey 9/30/2015 10-Q – 33

Notes to Consolidated Financial Statements (Unaudited)

		Amount of (Loss) Gain on Derivatives Reclassified from Other Comprehensive Income (Loss) (Effective Portion) (c)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Foreign currency forward contracts	Other income and (expenses)	$1,642	$337	$5,371	$(487)
Interest rate swaps and caps	Interest expense	(672)	(661)	(1,890)	(2,024)
Foreign currency collars	Other income and (expenses)	—	—	357	—
Total		$970	$(324)	$3,838	$(2,511)
__________

(a)
Excludes net losses of less than $0.1 million and net gains of $0.1 million recognized on unconsolidated jointly-owned investments for the three months ended September 30, 2015 and 2014, respectively, and net gains of $0.9 million and $0.3 million for the nine months ended September 30, 2015 and 2014, respectively.

(b)
The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive loss until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

(c)
Excludes net gains recognized on unconsolidated jointly-owned investments of $0.1 million and $0.4 million for the three and nine months ended September 30, 2014, respectively. There were no such gains or losses recognized for the three and nine months ended September 30, 2015.

Amounts reported in Other comprehensive loss related to interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive loss related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. As of September 30, 2015, we estimate that an additional $2.2 million and $7.3 million will be reclassified as interest expense and other income, respectively, during the next 12 months.

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Interest rate swaps	Interest expense	$1,013	$1,007	$3,097	$1,992
Foreign currency collars	Other income and (expenses)	238	—	243	—
Foreign currency forwards	Other income and (expenses)	52	—	(296)	—
Stock warrants	Other income and (expenses)	—	268	134	134
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps (a)	Interest expense	140	—	476	—
Foreign currency forward contracts	Other income and (expenses)	68	—	71	—
Foreign currency collars	Other income and (expenses)	41	—	64	—
Total		$1,552	$1,275	$3,789	$2,126
__________

(a)	Relates to the ineffective portion of the hedging relationship.

See below for information on our purposes for entering into derivative instruments and for information on derivative instruments owned by unconsolidated investments, which are excluded from the tables above.

W. P. Carey 9/30/2015 10-Q – 34

Notes to Consolidated Financial Statements (Unaudited)

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

The interest rate swaps and cap that our consolidated subsidiaries had outstanding at September 30, 2015 are summarized as follows (currency in thousands):

	Number of Instruments	Notional Amount		Fair Value at September 30, 2015 (a)
Interest Rate Derivatives
Designated as Cash Flow Hedging Instruments
Interest rate swaps	13	123,141	USD	$(5,673)
Interest rate swaps	1	6,035	EUR	(679)
Interest rate cap (b)	1	42,554	EUR	—
Not Designated as Cash Flow Hedging Instruments
Interest rate swaps (c)	3	105,442	EUR	(3,752)
Interest rate swaps (c)	1	3,160	USD	(16)
				$(10,120)
__________

(a)	Fair value amounts are based on the exchange rate of the euro at September 30, 2015, as applicable.

(b)	The applicable interest rate of the related debt was 0.9%, which was below the strike price of the cap of 3.0% at September 30, 2015.

(c)	These interest rate swaps do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the underlying variable-rate debt.

Foreign Currency Contracts and Collars

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

W. P. Carey 9/30/2015 10-Q – 35

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the foreign currency derivative contracts we had outstanding at September 30, 2015, which were designated as cash flow hedges (currency in thousands):

	Number of Instruments	Notional Amount		Fair Value at September 30, 2015 (a)
Foreign Currency Derivatives
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	56	134,974	EUR	$26,092
Foreign currency forward contracts	17	21,502	AUD	3,079
Foreign currency collars	23	92,375	EUR	2,426
Foreign currency collars	24	50,750	GBP	1,860
Foreign currency forward contracts	13	6,960	GBP	392
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	5	84,522	AUD	10,976
				$44,825
__________

(a)	Fair value amounts are based on the applicable exchange rate of the foreign currency at September 30, 2015.

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of September 30, 2015. At September 30, 2015, our total credit exposure and the maximum exposure to any single counterparty was $41.0 million and $28.2 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At September 30, 2015, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $11.5 million and $14.2 million at September 30, 2015 and December 31, 2014, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at September 30, 2015 or December 31, 2014, we could have been required to settle our obligations under these agreements at their aggregate termination value of $11.8 million and $14.5 million, respectively.

Net Investment Hedges

At September 30, 2015 and December 31, 2014, the amounts borrowed in euro outstanding under our Revolver (Note 12) were €295.0 million and €345.0 million, respectively, and the amounts borrowed in British pounds were none and £40.0 million, respectively. Additionally, we have issued senior notes denominated in euro with a principal amount of €500.0 million (Note 12). These borrowings are designated as, and are effective as, economic hedges of our net investments in foreign entities. Variability in the exchange rates of the foreign currencies with respect to the U.S. dollar impacts our financial results as the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of changes in the foreign currencies to U.S. dollar exchange rates being recorded in Other comprehensive loss as part of the cumulative foreign currency translation adjustment. As a result, the borrowings in euro and British pounds sterling under our Revolver are recorded at cost in the consolidated financial statements and all changes in the value related to changes in the spot rates will be reported in the same manner as a translation adjustment, which is recorded in Other comprehensive loss as part of the cumulative foreign currency translation adjustment.

At September 30, 2015, we had foreign currency forward contracts that were designated as net investment hedges, as discussed in “Derivative Financial Instruments” above.

W. P. Carey 9/30/2015 10-Q – 36

Notes to Consolidated Financial Statements (Unaudited)

Note 12. Debt

Senior Unsecured Credit Facility

At December 31, 2014, we had a senior credit facility that provided for a $1.0 billion unsecured revolving credit facility, or our Revolver, and a $250.0 million term loan facility, or our Term Loan Facility, which we refer to collectively as the Senior Unsecured Credit Facility. Our Revolver matures on January 31, 2018 but may be extended by one year at our option, subject to the conditions provided in the Second Amended and Restated Credit Agreement. Our Term Loan Facility matures on January 31, 2016, but we have two options to extend the maturity, each by an additional year, and are currently exploring our options in this regard. At December 31, 2014, the Senior Unsecured Credit Facility also permitted (i) up to $500.0 million under our Revolver to be borrowed in certain currencies other than the U.S. dollar, (ii) swing line loans of up to $50.0 million under our Revolver, and (iii) the issuance of letters of credit under our Revolver in an aggregate amount not to exceed $50.0 million. The Senior Unsecured Credit Facility is being used for working capital needs, to refinance our existing indebtedness, for new investments, and for other general corporate purposes.

The Senior Unsecured Credit Facility also contained an accordion feature, which allowed us to increase the maximum borrowing capacity of our Revolver from $1.0 billion to $1.5 billion. We exercised this accordion feature on January 15, 2015. At that time, we also amended the Senior Unsecured Credit Facility as follows: (i) established a new $500.0 million accordion feature that, if exercised, subject to lender commitments, would increase our maximum borrowing capacity under our Revolver to $2.0 billion and under the Senior Unsecured Credit Facility in the aggregate to $2.25 billion, and (ii) increased the amount under our Revolver that may be borrowed in certain currencies other than the U.S. dollar to the equivalent of $750.0 million from $500.0 million. All other existing terms of the Senior Unsecured Credit Facility remained unchanged. In connection with the exercise of the accordion feature and the amendment of the Senior Unsecured Credit Facility in January 2015, we incurred financing costs totaling $3.1 million, which are included in Other assets, net in the consolidated financial statements, and are being amortized to Interest expense over the remaining terms of the facilities.

At September 30, 2015, the outstanding balance under the Senior Unsecured Credit Facility was $685.5 million, including the $250.0 million drawn under our Term Loan Facility, the equivalent of $330.5 million borrowed under our Revolver in euros and $105.0 million borrowed under our Revolver in U.S. dollars. In addition, as of September 30, 2015, our lenders had issued letters of credit totaling $1.1 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under our Revolver by the same amount. At September 30, 2015, our Revolver had unused capacity of $1.1 billion, excluding amounts reserved for outstanding letters of credit. Based on our credit rating of BBB/Baa2, during the nine months ended September 30, 2015 we incurred interest at LIBOR plus 1.10% on our Revolver and at LIBOR plus 1.25% on our Term Loan Facility. We also incurred a facility fee of 0.20% of the total commitment on our Revolver during the nine months ended September 30, 2015.

Senior Unsecured Notes

Since January 1, 2014, we have issued senior unsecured notes in three separate registered public offerings with an aggregate carrying amount of $1.5 billion as of September 30, 2015, which we refer to collectively as the Senior Unsecured Notes. Interest on the Senior Unsecured Notes is payable in arrears, annually for foreign notes and semi-annually for domestic notes. The Senior Unsecured Notes can be redeemed at par within three months of maturity, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon a rate of the applicable government bond yield plus 30 basis points for the 2.0% Senior Euro Notes and the 4.6% Senior Notes, and 35 basis points for the 4.0% Senior Notes. The following table presents a summary of our Senior Unsecured Notes (currency in millions):

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

W. P. Carey 9/30/2015 10-Q – 37

Notes to Consolidated Financial Statements (Unaudited)

In connection with these offerings, we incurred financing costs totaling $7.8 million and $4.2 million during the nine months ended September 30, 2015 and 2014, respectively, which are included in Other assets, net in the consolidated financial statements, and are being amortized to Interest expense over the respective terms of the Senior Unsecured Notes.

The Senior Unsecured Credit Facility and the Senior Unsecured Notes include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. The Senior Unsecured Credit Facility also contains various customary affirmative and negative covenants applicable to us and our subsidiaries, subject to materiality and other qualifications, baskets, and exceptions as outlined in the Second Amended and Restated Credit Agreement. We are also required to ensure that the total Restricted Payments (as defined in the Second Amended and Restated Credit Agreement) in an aggregate amount in any fiscal year does not exceed certain amounts as discussed in the 2014 Annual Report. We were in compliance with all of these covenants at September 30, 2015.

Non-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real estate properties with an aggregate carrying value of $3.2 billion and $3.3 billion at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, our mortgage notes payable bore interest at fixed annual rates ranging from 2.0% to 7.8% and variable contractual annual rates ranging from 0.9% to 8.8%, with maturity dates ranging from October 2015 to 2038.

Foreign Currency Exchange Rate Impact

During the nine months ended September 30, 2015, the U.S. dollar strengthened against the euro, resulting in an aggregate decrease of $116.9 million in the aggregate carrying values of our Non-recourse debt, Senior Unsecured Credit Facility, and 2.0% Senior Euro Notes from December 31, 2014 to September 30, 2015.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter are as follows (in thousands):

Years Ending December 31,	Total (a)
2015 (remainder)	$167,413
2016 (b)	583,195
2017	722,388
2018 (c)	704,286
2019	99,128
Thereafter through 2038 (d)	2,326,746
4,603,156
Unamortized discount, net (e)	(3,048)
Total	$4,600,108
__________

(a)	Certain amounts are based on the applicable foreign currency exchange rate at September 30, 2015.

(b)
Includes $250.0 million outstanding under our Term Loan Facility at September 30, 2015, which is scheduled to mature on January 31, 2016. However, we have two options to extend the maturity, each by an additional year, and are currently exploring our options in this regard.

(c)	Includes $435.5 million outstanding under our Revolver at September 30, 2015, which is scheduled to mature on January 31, 2018 unless extended pursuant to its terms.

(d)	Includes $1.5 billion of outstanding Senior Unsecured Notes, which are scheduled to mature during 2023 through 2025.

(e)
Represents the unamortized discount on the Senior Unsecured Notes of $8.1 million partially offset by unamortized premium of $5.1 million in the aggregate resulting from the assumption of property-level debt in connection with the CPA®:15 Merger and CPA®:16 Merger.

W. P. Carey 9/30/2015 10-Q – 38

Notes to Consolidated Financial Statements (Unaudited)

Note 13. Commitments and Contingencies

On December 31, 2013, Mr. Ira Gaines and entities affiliated with him commenced a purported class action (Ira Gaines, et al. v. Corporate Property Associates 16 – Global Incorporated, Index. No. 650001/2014, N.Y. Sup. Ct., N.Y. County) against us, WPC REIT Merger Sub Inc., CPA®:16 – Global, and the directors of CPA®:16 – Global regarding the CPA®:16 Merger. On April 11, 2014, we and the other defendants filed a motion to dismiss the complaint, as amended, in its entirety, and on October 15, 2014, the judge granted that motion to dismiss. The plaintiffs filed a Notice of Appeal on November 24, 2014 and had until August 24, 2015 to file that appeal. On August 21, 2015, plaintiffs withdrew with prejudice their Notice of Appeal. As a result, the decision that the trial court rendered in our favor on October 15, 2014 is now final, and the case has been dismissed.

Various other claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 14. Stock-Based Compensation and Equity

At-The-Market Equity Offering

On June 3, 2015, we filed a prospectus supplement with the SEC pursuant to which we may offer and sell shares of our common stock, up to an aggregate gross sales price of $400.0 million, through an “at-the-market,” or ATM, offering program with a consortium of banks acting as sales agents. We intend to use the net proceeds from any such ATM offering to reduce indebtedness, which may include amounts outstanding under our Revolver, to fund potential future acquisitions, and for general corporate purposes. Through September 30, 2015, we had not issued any shares pursuant to this ATM program.

Stock-Based Compensation

We maintain several stock-based compensation plans, which are more fully described in the 2014 Annual Report. There have been no significant changes to the terms and conditions of any of our stock-based compensation plans or arrangements during the nine months ended September 30, 2015.

Restricted and Conditional Awards

Nonvested restricted stock awards, or RSAs, restricted share units, or RSUs, and performance share units, or PSUs, at September 30, 2015 and changes during the nine months ended September 30, 2015 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2015	442,502	$53.03	877,641	$32.06
Granted (a)	189,893	69.92	65,277	85.61
Vested (b)	(264,628)	49.23	(792,465)	56.27
Forfeited	(10,391)	66.56	—	—
Adjustment (c)	—	—	171,419	48.98
Nonvested at September 30, 2015 (d)	357,376	$64.43	321,872	$55.26
__________

(a)
The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant. The grant date fair value of PSUs were determined utilizing a Monte Carlo simulation model to generate a range of possible future stock prices for both us and the plan defined peer index over the three-year performance period. To estimate the fair value of PSUs granted during the nine months ended September 30, 2015, we used a risk-free interest rate of 1.0% and an expected volatility rate of 20.2% (the plan defined peer index assumes 13.5%) and assumed a dividend yield of zero.

(b)
The total fair value of shares vested during the nine months ended September 30, 2015 was $57.7 million. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date, pursuant to previously-made deferral elections. At September 30, 2015 and December 31, 2014, we had an obligation to issue 1,430,900 and 848,788 shares, respectively, of our common stock underlying such deferred awards, which is recorded within W. P. Carey stockholders’ equity as a Deferred compensation obligation of $57.4 million and $30.6 million, respectively.

W. P. Carey 9/30/2015 10-Q – 39

Notes to Consolidated Financial Statements (Unaudited)

(c)
Vesting and payment of the PSUs is conditioned upon certain company and market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. In connection with the payment of the PSUs granted in 2012, which were paid out in February 2015, we adjusted the shares during the nine months ended September 30, 2015 to reflect the actual number of shares issued. There was no impact on our consolidated financial statements related to these adjustments, as the initial fair value of our PSUs factored in the variability associated with the performance features of these awards.

(d)	At September 30, 2015, total unrecognized compensation expense related to these awards was approximately $24.5 million, with an aggregate weighted-average remaining term of 1.8 years.

During the nine months ended September 30, 2015, 135,649 stock options were exercised with an aggregate intrinsic value of $4.6 million. At September 30, 2015, there were 337,130 stock options outstanding, of which 300,136 were exercisable.

Earnings Per Share

Under current authoritative guidance for determining earnings per share, all nonvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Our nonvested RSUs and RSAs contain rights to receive non-forfeitable distribution equivalents or distributions, respectively, and therefore we apply the two-class method of computing earnings per share. The calculation of earnings per share below excludes the income attributable to the nonvested RSUs and RSAs from the numerator and such nonvested shares in the denominator. The following table summarizes basic and diluted earnings (in thousands, except share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to W. P. Carey	$21,745	$27,337	$121,209	$207,554
Allocation of distribution equivalents paid on nonvested RSUs and RSAs in excess of income	(73)	(113)	(408)	(855)
Net income – basic	21,672	27,224	120,801	206,699
Income effect of dilutive securities, net of taxes	—	(8)	—	74
Net income – diluted	$21,672	$27,216	$120,801	$206,773

Weighted-average shares outstanding – basic	105,813,237	100,282,082	105,627,423	96,690,675
Effect of dilutive securities	523,803	848,366	830,072	1,038,306
Weighted-average shares outstanding – diluted	106,337,040	101,130,448	106,457,495	97,728,981

For the three and nine months ended September 30, 2015 and 2014, there were no potentially dilutive securities excluded from the computation of diluted earnings per share.

Redeemable Noncontrolling Interest

We account for the noncontrolling interest in WPCI held by a third party as a redeemable noncontrolling interest, as we have an obligation to redeem the interest at fair value, subject to certain conditions pursuant to a put option held by the third party. This obligation is required to be settled in shares of our common stock. On October 1, 2013, we received a notice from the holder of the noncontrolling interest in WPCI regarding the exercise of the put option, pursuant to which we are required to purchase the third party’s 7.7% interest in WPCI. Pursuant to the terms of the related put agreement, the value of that interest was determined based on a third-party valuation as of October 31, 2013, which is the end of the month that the put option was exercised.

W. P. Carey 9/30/2015 10-Q – 40

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a reconciliation of redeemable noncontrolling interest (in thousands):

	Nine Months Ended September 30,
	2015	2014
Beginning balance	$6,071	$7,436
Redemption value adjustment	8,551	(306)
Net income	—	137
Distributions	—	(926)
Change in other comprehensive income	—	5
Ending balance	$14,622	$6,346

Transfers to Noncontrolling Interests

The following table presents a reconciliation of the effect of transfers in noncontrolling interest (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net income attributable to W. P. Carey	$121,209	$207,554
Transfers to noncontrolling interest
Decrease in W. P. Carey’s additional paid-in capital for purchases of less-than-wholly-owned investments in connection with the CPA®:16 Merger	—	(41,374)
Net transfers to noncontrolling interest	—	(41,374)
Change from net income attributable to W. P. Carey and transfers to noncontrolling interest	$121,209	$166,180

Reclassifications Out of Accumulated Other Comprehensive (Loss) Income

The following tables present a reconciliation of changes in Accumulated other comprehensive (loss) income by component for the periods presented (in thousands):

	Three Months Ended September 30, 2015
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Beginning balance	$30,796	$(151,608)	$35	$(120,777)
Other comprehensive income (loss) before reclassifications	2,259	(37,138)	—	(34,879)
Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	672	—	—	672
Other income and (expenses)	(1,642)	—	—	(1,642)
Total	(970)	—	—	(970)
Net current period other comprehensive (loss) income	1,289	(37,138)	—	(35,849)
Net current period other comprehensive gain attributable to noncontrolling interests and redeemable noncontrolling interest	—	(43)	—	(43)
Ending balance	$32,085	$(188,789)	$35	$(156,669)

W. P. Carey 9/30/2015 10-Q – 41

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2014
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Beginning balance	$(12,052)	$26,224	$43	$14,215
Other comprehensive income (loss) before reclassifications	15,725	(55,096)	(12)	(39,383)
Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	661	—	—	661
Other income and (expenses)	(337)	—	—	(337)
Equity in earnings of equity method investments in the Managed Programs and real estate	102	—	—	102
Total	426	—	—	426
Net current period other comprehensive income (loss)	16,151	(55,096)	(12)	(38,957)
Net current period other comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interest	—	3,471	—	3,471
Ending balance	$4,099	$(25,401)	$31	$(21,271)

	Nine Months Ended September 30, 2015
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Beginning balance	$13,597	$(89,177)	$21	$(75,559)
Other comprehensive income (loss) before reclassifications	22,326	(103,127)	14	(80,787)
Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	1,890	—	—	1,890
Other income and (expenses)	(5,728)	—	—	(5,728)
Total	(3,838)	—	—	(3,838)
Net current period other comprehensive income (loss)	18,488	(103,127)	14	(84,625)
Net current period other comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interest	—	3,515	—	3,515
Ending balance	$32,085	$(188,789)	$35	$(156,669)

W. P. Carey 9/30/2015 10-Q – 42

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2014
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Beginning balance	$(7,488)	$22,793	$31	$15,336
Other comprehensive (loss) income before reclassifications	8,696	(52,140)	—	(43,444)
Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	2,024	—	—	2,024
Other income and (expenses)	487	—	—	487
Equity in earnings of equity method investments in the Managed Programs and real estate	380	—	—	380
Total	2,891	—	—	2,891
Net current period other comprehensive income (loss)	11,587	(52,140)	—	(40,553)
Net current period other comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interest	—	3,946	—	3,946
Ending balance	$4,099	$(25,401)	$31	$(21,271)

Distributions Declared

During the third quarter of 2015, we declared a quarterly distribution of $0.9550 per share, which was paid on October 15, 2015 to stockholders of record on September 30, 2015, in the amount of $101.6 million.

Note 15. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed currently to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually and intend to do so for the tax year ending December 31, 2015. Accordingly, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the three and nine months ended September 30, 2015 and 2014 related to the REIT.

Certain subsidiaries have elected status as TRSs. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. We also own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. The accompanying consolidated financial statements include an interim tax provision for our TRSs and foreign subsidiaries, as necessary, for the three and nine months ended September 30, 2015 and 2014. Current income tax expense was $4.8 million and $1.7 million for the three months ended September 30, 2015 and 2014, respectively, and $24.9 million and $24.1 million for the nine months ended September 30, 2015 and 2014, respectively.

W. P. Carey 9/30/2015 10-Q – 43

Notes to Consolidated Financial Statements (Unaudited)

Our TRSs and foreign subsidiaries are subject to U.S. federal, state, and foreign income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that more likely than not we will not realize the deferred tax asset based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. Deferred tax assets (net of valuation allowance) and liabilities for our TRSs and foreign subsidiaries were recorded, as necessary, for the nine months ended September 30, 2015 and 2014. As of September 30, 2015 and 2014, we had deferred tax assets of $41.8 million and $25.2 million, respectively; valuation allowances of $23.8 million and $23.5 million, respectively; and deferred tax liabilities of $87.6 million and $96.4 million, respectively. The majority of our deferred tax assets relate to the timing difference between the financial reporting basis and tax basis for stock based compensation expense. The majority of our deferred tax liabilities relate to differences between the tax basis and financial reporting basis of the assets acquired in acquisitions treated as business combinations under GAAP and in which the tax basis of such assets was not stepped up to fair value for income tax purposes. Deferred income tax benefits included within the provision for income taxes were $1.4 million and $0.8 million for the three months ended September 30, 2015 and 2014, respectively, and $4.5 million and $13.0 million for the nine months ended September 30, 2015 and 2014, respectively.

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

2015 — During the nine months ended September 30, 2015, we sold 11 properties for total proceeds of $28.8 million, net of selling costs, and we recognized a net gain on these sales of $2.4 million. In addition, during July 2015, a domestic vacant property was foreclosed upon and sold for $1.4 million. We recognized a gain on sale of $0.6 million in connection with that disposition. In connection with those sales that constituted businesses, during the nine months ended September 30, 2015 we allocated goodwill totaling $1.1 million to the cost basis of the properties for our Real Estate Ownership segment, based on the relative fair value at the time of the sale (Note 9). Total revenues from these properties were $0.1 million and $2.4 million for the three and nine months ended September 30, 2015, respectively. Net income from the operations of these properties was $4.0 million and $3.4 million for the three and nine months ended September 30, 2015, respectively, inclusive of Gain (loss) on sale of real estate, net of tax, of $1.8 million and $3.0 million, respectively, gain on extinguishment of debt of $2.3 million for both the three and nine months ended September 30, 2015, and impairment charges of $0.8 million and $2.7 million, respectively (Note 10).

During the nine months ended September 30, 2015, we entered into contracts to sell two properties for a total of $5.0 million (Note 6). At September 30, 2015, these properties were classified as assets held-for-sale. There can be no assurance that the properties will be sold at the contracted prices, or at all.

W. P. Carey 9/30/2015 10-Q – 44

Notes to Consolidated Financial Statements (Unaudited)

2014 — During the nine months ended September 30, 2014, we sold five properties for a total of $40.6 million, net of selling costs, and we recognized a net loss on these sales of $3.8 million. These sales included a manufacturing facility for which the contractual minimum sale price of $5.8 million was not met. The third-party purchaser paid $1.4 million, with the difference of $4.4 million being paid by the vacating tenant. The amount paid by the tenant was recorded as lease termination income, partially offsetting the $8.4 million loss on the sale of the property. Total revenues from these properties were $6.3 million for the nine months ended September 30, 2014. There were no revenues from these properties during the three months ended September 30, 2014. Net income from the operations of these properties was $0.2 million and $1.7 million for the three and nine months ended September 30, 2014, respectively, inclusive of Gain (loss) on sale of real estate, net of tax of $0.3 million and $(3.5) million, respectively.

In addition, during September 2014, we conveyed a parcel of land to a local government for $0.4 million and recognized a gain of $0.3 million. During February 2014, a domestic vacant property was foreclosed upon and sold for $4.6 million. The proceeds from the sale were used to partially repay a non-recourse mortgage loan encumbering this property and another property with an outstanding balance of $6.0 million at the time to the sale. In connection with the sale, we recognized a gain on the sale of $0.1 million, which was reflected in Gain (loss) on sale of real estate, net of tax in the consolidated statements of income.

In connection with those sales that constituted businesses during the nine months ended September 30, 2014, we allocated goodwill totaling $2.7 million to the cost basis of the properties, for our Real Estate Ownership segment, based on the relative fair value at the time of the sale (Note 9).

Property Dispositions Included in Discontinued Operations

The results of operations for properties that have been classified as held-for-sale or have been sold prior to January 1, 2014 and the properties that were acquired as held-for-sale in the CPA®:16 Merger are reflected in the consolidated financial statements as discontinued operations, net of tax and are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$—	$377	$—	$8,586
Expenses	—	(187)	—	(1,973)
Loss on extinguishment of debt	—	—	—	(1,267)
Gain on sale of real estate	—	—	—	27,672
Income from discontinued operations	$—	$190	$—	$33,018

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

In connection with those sales that constituted businesses for the nine months ended September 30, 2014, we allocated goodwill totaling $7.0 million to the cost basis of the properties for our Real Estate Ownership segment, based on the relative fair value at the time of the sale.

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

W. P. Carey 9/30/2015 10-Q – 45

Notes to Consolidated Financial Statements (Unaudited)

Note 17. Segment Reporting

We evaluate our results from operations by our two major business segments — Real Estate Ownership and Investment Management (Note 1). The following tables present a summary of comparative results and assets for these business segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Real Estate Ownership
Revenues	$181,176	$165,273	$537,853	$477,773
Operating expenses (a)	(125,776)	(94,182)	(328,952)	(294,527)
Interest expense	(49,683)	(46,534)	(145,325)	(133,342)
Other income and expenses, excluding interest expense	19,223	6,309	48,175	129,120
Provision for income taxes	(5,247)	(1,872)	(7,820)	(944)
Gain (loss) on sale of real estate, net of tax	1,779	260	2,980	(3,482)
Net income attributable to noncontrolling interests	(1,814)	(757)	(5,871)	(4,470)
Net loss (income) attributable to noncontrolling interests of discontinued operations	—	4	—	(174)
Income from continuing operations attributable to W. P. Carey	$19,658	$28,501	$101,040	$169,954
Investment Management
Revenues (b)	$33,490	$31,733	$135,279	$181,843
Operating expenses (b) (c)	(33,290)	(33,992)	(100,974)	(166,616)
Other income and expenses, excluding interest expense	20	160	399	(7)
Benefit from (provision for) income taxes	1,886	971	(12,532)	(10,231)
Net income attributable to noncontrolling interests	(19)	(236)	(2,003)	(444)
Net loss (income) attributable to redeemable noncontrolling interests	—	14	—	(137)
Income (loss) from continuing operations attributable to W. P. Carey	$2,087	$(1,350)	$20,169	$4,408
Total Company
Revenues (b)	$214,666	$197,006	$673,132	$659,616
Operating expenses (a) (b) (c)	(159,066)	(128,174)	(429,926)	(461,143)
Interest expense	(49,683)	(46,534)	(145,325)	(133,342)
Other income and expenses, excluding interest expense	19,243	6,469	48,574	129,113
Provision for income taxes	(3,361)	(901)	(20,352)	(11,175)
Gain (loss) on sale of real estate, net of tax	1,779	260	2,980	(3,482)
Net income attributable to noncontrolling interests	(1,833)	(993)	(7,874)	(4,914)
Net loss (income) attributable to noncontrolling interests of discontinued operations	—	4	—	(174)
Net loss (income) attributable to redeemable noncontrolling interests	—	14	—	(137)
Income from continuing operations attributable to W. P. Carey	$21,745	$27,151	$121,209	$174,362

	Total Long-Lived Assets at (d)		Total Assets at
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Real Estate Ownership	$6,065,591	$5,880,958	$8,698,765	$8,459,406
Investment Management	24,158	25,000	189,663	189,073
Total Company	$6,089,749	$5,905,958	$8,888,428	$8,648,479
__________

(a)	Includes expenses incurred of $30.4 million related to the CPA®:16 Merger for the nine months ended September 30, 2014.

(b)
Included in revenues and operating expenses are reimbursable tenant and affiliate costs totaling $16.5 million and $21.0 million for the three months ended September 30, 2015 and 2014, respectively, and $45.8 million and $114.4 million for the nine months ended September 30, 2015 and 2014, respectively.

W. P. Carey 9/30/2015 10-Q – 46

Notes to Consolidated Financial Statements (Unaudited)

(c)
Includes Stock-based compensation expense of $4.0 million and $8.0 million for the three months ended September 30, 2015 and 2014, respectively, of which $2.5 million and $4.3 million, respectively, were included in the Investment Management segment; and $16.1 million and $23.0 million for the nine months ended September 30, 2015 and 2014, of which $10.1 million and $13.7 million, respectively, were included in the Investment Management segment.

(d)
Consists of Net investments in real estate and Equity investments in the Managed Programs and real estate. Total long-lived assets for our Investment Management segment consists of our equity investment in CCIF (Note 8).

W. P. Carey 9/30/2015 10-Q – 47

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

Business Overview

As described in more detail in Item 1 of the 2014 Annual Report, we provide long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and, as of September 30, 2015, manage a global investment portfolio of 1,297 properties, including 854 net-leased properties and three operating properties within our owned real estate portfolio. Our business operates in two segments – Real Estate Ownership and Investment Management.

Significant Developments

Strategic Review

On November 3, 2015, we announced that, as part of our ongoing internal strategic review, we have been evaluating the potential to create long-term value by separating our core competencies into more focused entities, with distinct strategies, which we believe will provide enhanced opportunities for growth, and that our board of directors had authorized management to actively explore such a transformation.

At-The-Market Equity Offering Program

On June 3, 2015, we filed a prospectus supplement with the SEC pursuant to which we may offer and sell shares of our common stock, up to an aggregate gross sales price of $400.0 million through our ATM offering program (Note 14). As of the date of this Report, we have not issued any shares pursuant to this ATM program.

Distributions

Our cash distributions totaled $2.8565 per share during the nine months ended September 30, 2015, comprised of three quarterly cash distributions of $0.9500, $0.9525, and $0.9540 per share paid on January 15, April 15, and July 15, 2015, respectively. In addition, during the third quarter of 2015, our board of directors declared a quarterly distribution of $0.9550 per share, or $3.82 on an annualized basis, which was paid on October 15, 2015 to stockholders of record on September 30, 2015.

Real Estate Ownership

Investment Transactions

During the nine months ended September 30, 2015, we acquired six foreign investments for a total of $543.3 million, inclusive of acquisition-related costs, which included one investment in 73 auto dealership properties in various locations in the United Kingdom; a logistics facility in Rotterdam, the Netherlands; a retail facility in Bad Fischau, Austria; a logistics facility in Oskarshamn, Sweden; an office building in Sunderland, United Kingdom; and three truck and bus service facilities in Gersthofen and Senden, Germany and Leopoldsdorf, Austria.

W. P. Carey 9/30/2015 10-Q – 48

Financing Transactions

Since January 1, 2015, we increased our unsecured borrowings and our borrowing capacity by more than $1.5 billion in the aggregate (Note 12), as follows:

•
On January 15, 2015, we exercised the accordion feature on our Senior Unsecured Credit Facility, which increased the maximum borrowing capacity under our Revolver from $1.0 billion to $1.5 billion. We also amended the Senior Unsecured Credit Facility as follows: (i) established a new $500.0 million accordion feature that, if exercised, subject to lender commitments, would increase our maximum borrowing capacity under our Revolver to $2.0 billion and bring the Senior Unsecured Credit Facility to $2.25 billion, and (ii) increased the amount under our Revolver that may be borrowed in certain currencies other than the U.S. dollar from the equivalent of $500.0 million to $750.0 million.

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

Foreign Currency Fluctuation

We own investments outside the United States, primarily in Europe, Australia, and Asia, and as a result, are subject to risk from exchange rate fluctuations in various foreign currencies, primarily the euro. The average exchange rate of the U.S. dollar in relation to the euro decreased by approximately 16.2% and 17.8% during the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, resulting in a negative impact on the results of operations for our euro-denominated investments during the three and nine months ended September 30, 2015, compared to the same periods in 2014. We try to manage our exposure related to fluctuations in exchange rates of the U.S. dollar relative to the respective currencies of our foreign operations by entering into hedging arrangements utilizing derivatives instruments such as foreign currency forward contracts and collars. We also try to manage our exposure related to fluctuations in the exchange rate between the U.S. dollar and the euro by incurring debt denominated in the euro, including euro-denominated non-recourse debt, the Senior Euro Notes, and our ability to draw down on our Revolver in euros (as well as other currencies).

Investment Management

During the nine months ended September 30, 2015, we managed CPA®:17 – Global, CPA®:18 – Global, CWI 1, CWI 2, and CCIF.

Investment Transactions

During the nine months ended September 30, 2015, we earned $67.7 million in structuring revenue related to the following transactions on behalf of the Managed Programs:

•
We structured investments in ten properties, two loans receivable, and one equity investment for an aggregate of $259.9 million, inclusive of acquisition-related costs, on behalf of CPA®:17 – Global. Approximately $161.7 million was invested in the United States and $98.2 million was invested in Europe.

•
We structured investments in 47 properties for an aggregate of $861.3 million, inclusive of acquisition-related costs, on behalf of CPA®:18 – Global. Approximately $425.1 million was invested in the United States, $415.6 million was invested in Europe, and $20.6 million was invested in Canada.

•	We structured investments in six domestic hotels for a total of $633.4 million, inclusive of acquisition-related costs, on behalf of CWI 1. One of these investments is jointly-owned with CWI 2.

•	We structured investments in two domestic hotels for a total of $144.2 million, inclusive of acquisition-related costs, on behalf of CWI 2. One of these investments is jointly-owned with CWI 1.

Financing Transactions

•
During the nine months ended September 30, 2015, we arranged financing totaling $108.2 million for CPA®:17 – Global, $482.1 million for CPA®:18 – Global, $252.6 million for CWI 1, and $42.0 million for CWI 2.

W. P. Carey 9/30/2015 10-Q – 49

•
On August 26, 2015, we arranged a credit agreement for CPA®:17 – Global, which provides for a $200.0 million senior unsecured revolving credit facility and a $50.0 million delayed-draw term loan facility, with a maximum aggregate principal amount of $250.0 million and an accordion feature of $250.0 million subject to lender approval. As a result, our board of directors terminated its previous authorization to provide loans of up to $75.0 million to CPA®:17 – Global for the purpose of facilitating acquisitions.

Investor Capital Inflows

•
CPA®:18 – Global commenced its initial public offering in May 2013 and, through its termination of the offering in April 2015, raised approximately $1.2 billion, of which $100.4 million was raised during 2015. We earned $1.3 million in Dealer manager fees during the nine months ended September 30, 2015 related to this offering.

•
CWI 2 commenced its initial public offering in the first quarter of 2015 and began to admit new stockholders on May 15, 2015 (Note 3). Through September 30, 2015, CWI 2 had raised approximately $92.5 million through its offering. We earned $1.4 million in Dealer manager fees during the nine months ended September 30, 2015 related to this offering.

•
In July 2015, the registration statements on Form N-2 for the two CCIF Feeder Funds were each declared effective by the SEC. The registration statements enable the CCIF Feeder Funds to sell common shares up to $1.0 billion and to invest that equity capital into CCIF, which is the master fund in a master-feeder structure.

Proposed Regulatory Changes

The SEC has approved amendments to the rules of the Financial Industry Regulatory Authority, Inc. applicable to securities of unlisted REITs, such as the Managed REITs, and direct participation programs, such as the Managed BDCs. The amendments are scheduled to become effective on April 11, 2016. The rule changes provide, among other things, that: (i) Financial Industry Regulatory Authority, Inc. members, such as our broker dealer subsidiary, Carey Financial, LLC, include in customer account statements the net asset value per share, of the unlisted entity that have been developed using a methodology reasonably designed to ensure the net asset value per share’s reliability; and (ii) net asset value per share disclosed from and after 150 days following the second anniversary of the admission of shareholders of the unlisted entity's public offering be based on an appraised valuation developed by, or with the material assistance of, a third-party expert and updated on at least an annual basis, which is consistent with our current practice regarding our Managed REITs. The rule changes also propose that account statements include additional disclosure regarding the sources of distributions to shareholders of unlisted entities. It is not practicable at this time to determine whether these rules will adversely affect market demand for shares of unlisted REITs and direct participation programs. We will continue to assess the potential impact of the rule changes on our Investment Management business.

In April 2015, the U.S. Department of Labor, or DOL, issued a proposed regulation that would substantially expand the range of activities that would be considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974, or ERISA, and the Internal Revenue Code. Since the proposal’s issuance, the DOL has received extensive commentary from industry participants and other regulatory authorities. In addition, there have been requests from Congress for greater cooperation with the SEC and the Financial Industry Regulatory Authority, Inc. to eliminate regulatory conflict within the existing proposal. The DOL has made public statements indicating that it intends to make modifications to the recent proposal. It is difficult to assess what the final form of the proposal will be and if it will ultimately be adopted. As a result, we are unable to determine at this time whether this proposed regulation will adversely affect our role as advisors to the Managed Programs or impact the operations of our Managed Programs. We will continue to monitor developments regarding the proposed regulation.

W. P. Carey 9/30/2015 10-Q – 50

Financial Highlights

Our results for the three and nine months ended September 30, 2015 as compared to the same periods in 2014 reflected the following significant items:

•
Total lease revenues and total property level contribution increased by $13.7 million and $15.0 million, respectively, for the nine months ended September 30, 2015 as compared to the same period in 2014, due to properties acquired in the CPA®:16 Merger on January 31, 2014.

•
Total lease revenues and total property level contribution increased by $23.9 million and $4.3 million, respectively, for the three months ended September 30, 2015, and by $69.2 million and $29.8 million, respectively, for the nine months ended September 30, 2015, as compared to the same periods in 2014, due to other properties acquired in 2015 and 2014.

•
Interest expense increased by $7.7 million and $25.7 million for three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014, due to the issuances of our 2.0% Senior Euro Notes and 4.0% Senior Notes in January 2015 and our 4.6% Senior Notes in March 2014 (Note 12).

•
We recognized an aggregate gain on change in control of interests of $105.9 million and incurred costs in connection with the CPA®:16 Merger of $30.4 million during the nine months ended September 30, 2014.

•	We issued 4,600,000 shares in a public offering in September 2014.

(in thousands, except shares)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Real estate revenues (excluding reimbursable tenant costs)	$175,836	$159,002	$520,444	$459,739
Investment management revenues (excluding reimbursable costs from affiliates)	22,335	17,011	106,878	85,464
Total revenues (excluding reimbursable costs)	198,171	176,013	627,322	545,203
Net income attributable to W. P. Carey	21,745	27,337	121,209	207,554

Cash distributions paid	101,290	90,606	302,205	248,918

Net cash provided by operating activities			330,903	277,154
Net cash (used in) provided by investing activities			(625,201)	46,081
Net cash provided by financing activities			309,382	99,139

Supplemental financial measure:
Adjusted funds from operations attributable to W. P. Carey (a)	126,648	114,367	395,650	354,861

Diluted weighted-average shares outstanding	106,337,040	101,130,448	106,457,495	97,728,981
__________

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

W. P. Carey 9/30/2015 10-Q – 51

Consolidated Results

During the three and nine months ended September 30, 2015 as compared to the same periods in 2014, total revenues, net cash provided by operating activities, and AFFO were favorably impacted by the new investments we entered into during 2014 and 2015, as well as the CPA®:16 Merger on January 31, 2014 (Note 4). Net income attributable to W. P. Carey during the nine months ended September 30, 2015 decreased primarily due to a gain on change in control of interests recognized in connection with the CPA®:16 Merger on January 31, 2014 and income from discontinued operations recognized during the nine months ended September 30, 2014. Net income attributable to W. P. Carey also decreased during the three and nine months ended September 30, 2015 as compared to the same periods in 2014 due to an increase in impairment charges recognized during the current year periods.

Portfolio Overview

We intend to continue to acquire a diversified portfolio of income-producing commercial real estate properties and other real estate-related assets. We expect to make these investments both domestically and internationally. Portfolio information is provided on a pro rata basis, unless otherwise noted below, to better illustrate the economic impact of our various net-leased jointly-owned investments. See Terms and Definitions below for a description of pro rata amounts.

Portfolio Summary

	September 30, 2015	December 31, 2014
Number of net-leased properties	854	783
Number of operating properties (a)	3	4
Number of tenants (net-leased properties)	221	219
Total square footage (net-leased properties, in thousands)	89,778	87,300
Occupancy (net-leased properties)	98.8%	98.6%
Weighted-average lease term (net-leased properties, in years)	8.9	9.1
Number of countries	19	18
Total assets (consolidated basis, in thousands)	$8,888,428	$8,648,479
Net investments in real estate (consolidated basis, in thousands)	5,813,866	5,656,555

	Nine Months Ended September 30,
	2015	2014
Financing obtained (in millions, pro rata amount equals consolidated amount) (b)	$1,541.7	$1,750.0
Acquisition volume (in millions, pro rata amount equals consolidated amount) (c)	543.3	253.6
Average U.S. dollar/euro exchange rate (d)	1.1148	1.3566
Change in the U.S. CPI (e)	1.3%	2.1%
Change in the German CPI (e)	0.3%	0.5%
Change in the French CPI (e)	0.1%	0.1%
Change in the Finnish CPI (e)	(0.1)%	1.0%
Change in the Spanish CPI (e)	(0.7)%	(0.8)%

__________

(a)
At September 30, 2015, operating properties included one self-storage property with an occupancy of 89.5%, as well as two hotel properties acquired from CPA®:16 – Global in the CPA®:16 Merger with an average occupancy of 81.8% for the nine months ended September 30, 2015. During the nine months ended September 30, 2015, we sold one self-storage property (Note 16).

(b)
The amount for the nine months ended September 30, 2015 represents the exercise of the accordion feature under our Senior Unsecured Credit Facility in January 2015, which increased our borrowing capacity under our Revolver by $500.0 million, and the issuances of the €500.0 million 2.0% Senior Euro Notes and $450.0 million 4.0% Senior Notes in January 2015 (Note 12).

(c)	Includes acquisition-related costs, which were expensed in the consolidated financial statements.

W. P. Carey 9/30/2015 10-Q – 52

(d)
The average exchange rate for the U.S. dollar in relation to the euro decreased during the nine months ended September 30, 2015 as compared to the same period in 2014, resulting in a negative impact on earnings in 2015 from our euro-denominated investments.

(e)	Many of our lease agreements include contractual increases indexed to changes in the U.S. Consumer Price Index, or CPI, or similar indices in the jurisdictions in which the properties are located.

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at September 30, 2015 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(in thousands, except percentages)

Tenant/Lease Guarantor	ABR	Percent
Hellweg Die Profi-Baumärkte GmbH & Co. KG (a)	$33,974	4.9%
U-Haul Moving Partners Inc. and Mercury Partners, LP	31,853	4.6%
Carrefour France SAS (a)	27,755	4.0%
State of Andalucia (a)	26,443	3.9%
Pendragon Plc (a)	24,664	3.6%
Marcourt Investments Inc. (Marriott Corporation)	16,100	2.3%
OBI Group (a)	15,248	2.2%
True Value Company	15,071	2.2%
UTI Holdings, Inc.	14,638	2.1%
Advanced Micro Devices, Inc.	12,769	1.9%
Total	$218,515	31.7%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

W. P. Carey 9/30/2015 10-Q – 53

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	Percent	Square Footage	Percent
United States
East
New Jersey	$25,229	3.7%	1,649	1.8%
North Carolina	18,769	2.7%	4,435	4.9%
Pennsylvania	18,298	2.7%	2,526	2.8%
New York	17,741	2.6%	1,178	1.3%
Massachusetts	14,707	2.1%	1,390	1.5%
Virginia	7,992	1.2%	1,093	1.2%
Other (a)	22,719	3.3%	4,702	5.2%
Total East	125,455	18.3%	16,973	18.7%

West
California	55,539	8.1%	3,518	3.9%
Arizona	25,867	3.8%	2,934	3.3%
Colorado	8,369	1.2%	1,268	1.4%
Utah	7,198	1.0%	960	1.1%
Other (a)	20,117	2.9%	2,297	2.6%
Total West	117,090	17.0%	10,977	12.3%

South
Texas	46,767	6.8%	6,740	7.5%
Georgia	26,654	3.9%	3,498	3.9%
Florida	17,969	2.6%	1,855	2.1%
Tennessee	14,044	2.0%	1,804	2.0%
Other (a)	7,580	1.1%	1,767	2.0%
Total South	113,014	16.4%	15,664	17.5%

Midwest
Illinois	26,024	3.8%	3,741	4.2%
Michigan	11,594	1.7%	1,380	1.5%
Indiana	9,140	1.3%	1,418	1.6%
Ohio	7,209	1.0%	1,647	1.8%
Other (a)	27,712	4.0%	4,752	5.3%
Total Midwest	81,679	11.8%	12,938	14.4%
United States Total	437,238	63.5%	56,552	62.9%

International
Germany	60,090	8.7%	7,131	8.0%
France	43,528	6.3%	8,166	9.1%
United Kingdom	41,134	6.0%	2,681	3.0%
Spain	27,990	4.1%	2,927	3.3%
Finland	19,861	2.9%	1,979	2.2%
Poland	17,143	2.5%	2,189	2.4%
The Netherlands	9,564	1.4%	1,676	1.9%
Australia	9,396	1.4%	3,160	3.5%
Other (b)	22,358	3.2%	3,317	3.7%
International Total	251,064	36.5%	33,226	37.1%

Total	$688,302	100.0%	89,778	100.0%

W. P. Carey 9/30/2015 10-Q – 54

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	Percent	Square Footage	Percent
Office	$205,801	29.9%	13,850	15.4%
Industrial	172,538	25.1%	34,507	38.4%
Warehouse	121,929	17.7%	25,210	28.1%
Retail	105,093	15.3%	9,310	10.4%
Self Storage	31,853	4.6%	3,535	3.9%
Other (c)	51,088	7.4%	3,366	3.8%
Total	$688,302	100.0%	89,778	100.0%
__________

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

(b)	Includes assets in Norway, Hungary, Belgium, Sweden, Austria, Canada, Mexico, Thailand, Malaysia, and Japan.

(c)	Includes ABR from tenants with the following property types: learning center, hotel, theater, sports facility and residential.

W. P. Carey 9/30/2015 10-Q – 55

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	Percent	Square Footage	Percent
Retail Stores	$137,511	20.0%	20,385	22.7%
Consumer Services	57,282	8.3%	4,908	5.5%
High Tech Industries	46,626	6.8%	3,256	3.6%
Sovereign and Public Finance	39,614	5.8%	3,364	3.7%
Automotive	39,412	5.7%	6,600	7.4%
Beverage, Food and Tobacco	33,171	4.8%	7,370	8.2%
Transportation: Cargo	31,799	4.6%	4,559	5.1%
Media: Advertising, Printing and Publishing	31,499	4.6%	2,327	2.6%
Hotel, Gaming and Leisure	30,731	4.5%	1,806	2.0%
Healthcare and Pharmaceuticals	27,245	4.0%	1,990	2.2%
Containers, Packaging and Glass	26,607	3.9%	5,325	5.9%
Capital Equipment	25,863	3.8%	4,876	5.4%
Construction and Building	20,566	3.0%	4,276	4.8%
Business Services	17,790	2.6%	1,849	2.1%
Telecommunications	14,810	2.1%	1,188	1.3%
Wholesale	14,257	2.1%	2,806	3.1%
Consumer Goods: Durable	10,990	1.6%	2,485	2.8%
Grocery	10,507	1.5%	1,260	1.4%
Aerospace and Defense	10,496	1.5%	1,184	1.3%
Chemicals, Plastics and Rubber	9,840	1.4%	1,088	1.2%
Metals and Mining	9,717	1.4%	1,413	1.6%
Insurance	9,147	1.3%	473	0.5%
Oil and Gas	7,933	1.1%	368	0.4%
Consumer Goods: Non-Durable	7,741	1.1%	1,883	2.1%
Banking	7,293	1.1%	596	0.7%
Other (a)	9,855	1.4%	2,143	2.4%
Total	$688,302	100.0%	89,778	100.0%
__________

(a)	Includes ABR from tenants in the following industries: media: broadcasting and subscription, environmental industries, electricity, transportation: consumer, and forest products and paper.

W. P. Carey 9/30/2015 10-Q – 56

Lease Expirations
(in thousands, except percentages and number of leases)

Year of Lease Expiration (a)	Number of Leases Expiring	ABR	Percent	Square Footage	Percent
Remaining 2015 (b)	8	$13,308	1.9%	941	1.1%
2016	15	18,960	2.8%	2,198	2.5%
2017	17	16,147	2.3%	2,679	3.0%
2018	29	56,835	8.3%	8,106	9.0%
2019	28	46,038	6.7%	4,685	5.2%
2020	24	35,688	5.2%	3,534	3.9%
2021	77	40,139	5.8%	6,612	7.4%
2022	36	61,977	9.0%	8,443	9.4%
2023	15	42,004	6.1%	5,562	6.2%
2024	44	92,904	13.5%	12,430	13.8%
2025	43	33,469	4.9%	3,593	4.0%
2026	21	17,325	2.5%	2,610	2.9%
2027	17	35,239	5.1%	5,571	6.2%
2028	10	23,259	3.4%	2,987	3.3%
Thereafter	91	155,010	22.5%	18,740	20.9%
Vacant	—	—	—%	1,087	1.2%
Total	475	$688,302	100.0%	89,778	100.0%
__________

(a)	Assumes tenant does not exercise renewal option.

(b)	Month-to-month leases are included in 2015 ABR.

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

Results of Operations

We have two reportable segments – Real Estate Ownership and Investment Management. We evaluate our results of operations with a primary focus on increasing and enhancing the value, quality, and number of properties in our Real Estate Ownership segment as well as assets owned by the Managed Programs, which are managed by our Investment Management segment. We focus our efforts on improving underperforming assets through re-leasing efforts, including negotiation of lease renewals, or selectively selling assets in order to increase value in our real estate portfolio. The ability to increase assets under management by structuring investments on behalf of the Managed Programs is affected, among other things, by our ability to raise capital on behalf of the Managed Programs and our ability to identify and enter into appropriate investments and related financing on their behalf.

W. P. Carey 9/30/2015 10-Q – 57

Real Estate Ownership

The following table presents the comparative results of our Real Estate Ownership segment (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Revenues
Lease revenues	$164,741	$149,243	$15,498	$487,480	$420,563	$66,917
Operating property revenues	8,107	8,344	(237)	23,645	21,586	2,059
Reimbursable tenant costs	5,340	6,271	(931)	17,409	18,034	(625)
Lease termination income and other	2,988	1,415	1,573	9,319	17,590	(8,271)
	181,176	165,273	15,903	537,853	477,773	60,080
Operating Expenses
Depreciation and amortization:
Net-leased properties	73,456	57,547	15,909	199,905	169,694	30,211
Operating properties	1,073	1,072	1	3,143	2,773	370
	74,529	58,619	15,910	203,048	172,467	30,581
Property expenses:
Operating property expenses	5,419	5,813	(394)	16,847	15,199	1,648
Reimbursable tenant costs	5,340	6,271	(931)	17,409	18,034	(625)
Net-leased properties	3,838	2,564	1,274	9,178	10,717	(1,539)
Property management fees	1,863	1,969	(106)	5,479	4,060	1,419
	16,460	16,617	(157)	48,913	48,010	903
Impairment charges	19,438	4,225	15,213	22,711	6,291	16,420
General and administrative	10,239	10,374	(135)	37,124	27,111	10,013
Merger, property acquisition, and other expenses	3,642	618	3,024	11,213	31,369	(20,156)
Stock-based compensation expense	1,468	3,729	(2,261)	5,943	9,279	(3,336)
	125,776	94,182	31,594	328,952	294,527	34,425
Segment Net Operating Income	55,400	71,091	(15,691)	208,901	183,246	25,655
Other Income and Expenses
Interest expense	(49,683)	(46,534)	(3,149)	(145,325)	(133,342)	(11,983)
Equity in earnings of equity method investments in the Managed Programs and real estate	12,635	11,610	1,025	38,630	35,324	3,306
Other income and (expenses)	6,588	(5,301)	11,889	9,545	(12,151)	21,696
Gain on change in control of interests	—	—	—	—	105,947	(105,947)
	(30,460)	(40,225)	9,765	(97,150)	(4,222)	(92,928)
Income from continuing operations before income taxes	24,940	30,866	(5,926)	111,751	179,024	(67,273)
Provision for income taxes	(5,247)	(1,872)	(3,375)	(7,820)	(944)	(6,876)
Income from continuing operations before gain on sale of real estate	19,693	28,994	(9,301)	103,931	178,080	(74,149)
Income from discontinued operations, net of tax	—	190	(190)	—	33,018	(33,018)
Gain (loss) on sale of real estate, net of tax	1,779	260	1,519	2,980	(3,482)	6,462
Net Income from Real Estate Ownership	21,472	29,444	(7,972)	106,911	207,616	(100,705)
Net income attributable to noncontrolling interests	(1,814)	(757)	(1,057)	(5,871)	(4,470)	(1,401)
Net Income from Real Estate Ownership Attributable to W. P. Carey	$19,658	$28,687	$(9,029)	$101,040	$203,146	$(102,106)

W. P. Carey 9/30/2015 10-Q – 58

Lease Composition and Leasing Activities

As of September 30, 2015, 95.0% of our net leases, based on ABR, have rent increases, of which 71.0% have adjustments based on CPI or similar indices and 24.0% have fixed rent increases. CPI and similar rent adjustments are based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. Over the next 12 months, fixed rent escalations are scheduled to increase ABR by an average of 1.6%. We own international investments and, therefore, lease revenues from these investments are subject to exchange rate fluctuations in various foreign currencies, primarily the euro.

The following discussion presents a summary of rents on existing properties arising from leases with new tenants, or second generation leases, and renewed leases with existing tenants for the three months ended September 30, 2015 and, therefore, does not include new acquisitions for our portfolio during that period. For a discussion about our leasing activities for the prior periods presented in this Report, please see our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2015, March 31, 2015, and September 30, 2014, as filed with the SEC on August 7, 2015, May 18, 2015, and November 6, 2014, respectively.

During the three months ended September 30, 2015, we entered into six new leases for a total of approximately 0.6 million square feet of leased space. The average rent for the leased space is $9.64 per square foot. We provided a tenant improvement allowance on one of these leases totaling $0.4 million. In addition, during the three months ended September 30, 2015, we extended three leases with existing tenants for a total of approximately 0.5 million square feet of leased space. The estimated average new rent for the leased space is $4.76 per square foot, and the average in place former rent was $4.45 per square foot, reflecting current market conditions. We provided a tenant improvement allowance on one of these leases of $0.5 million.

W. P. Carey 9/30/2015 10-Q – 59

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Existing Net-Leased Properties
Lease revenues	$71,380	$76,497	$(5,117)	$215,909	$227,557	$(11,648)
Property expenses	(1,188)	545	(1,733)	(1,806)	(1,182)	(624)
Depreciation and amortization	(28,038)	(29,628)	1,590	(84,880)	(89,812)	4,932
Property level contribution	42,154	47,414	(5,260)	129,223	136,563	(7,340)
Net-Leased Properties Acquired in the CPA®:16 Merger
Lease revenues	65,586	67,744	(2,158)	195,807	182,142	13,665
Property expenses	(773)	(1,549)	776	(2,831)	(5,026)	2,195
Depreciation and amortization	(25,609)	(25,642)	33	(76,137)	(75,269)	(868)
Property level contribution	39,204	40,553	(1,349)	116,839	101,847	14,992
Recently Acquired Net-Leased Properties
Lease revenues	27,619	3,693	23,926	74,671	5,439	69,232
Property expenses	(1,806)	(239)	(1,567)	(4,121)	(734)	(3,387)
Depreciation and amortization	(19,753)	(1,690)	(18,063)	(38,455)	(2,372)	(36,083)
Property level contribution	6,060	1,764	4,296	32,095	2,333	29,762
Properties Sold or Held-for-Sale
Lease revenues	156	1,309	(1,153)	1,093	5,425	(4,332)
Operating revenues	83	140	(57)	328	374	(46)
Property expenses	(71)	(1,321)	1,250	(420)	(3,775)	3,355
Depreciation and amortization	(56)	(587)	531	(433)	(2,241)	1,808
Property level contribution	112	(459)	571	568	(217)	785
Operating Properties
Revenues	8,024	8,204	(180)	23,317	21,212	2,105
Property expenses	(5,419)	(5,813)	394	(16,847)	(15,199)	(1,648)
Depreciation and amortization	(1,073)	(1,072)	(1)	(3,143)	(2,773)	(370)
Property level contribution	1,532	1,319	213	3,327	3,240	87
Property Level Contribution	89,062	90,591	(1,529)	282,052	243,766	38,286
Add: Lease termination income and other	2,988	1,415	1,573	9,319	17,590	(8,271)
Less other expenses:
Impairment charges	(19,438)	(4,225)	(15,213)	(22,711)	(6,291)	(16,420)
General and administrative	(10,239)	(10,374)	135	(37,124)	(27,111)	(10,013)
Merger, property acquisition, and other expenses	(3,642)	(618)	(3,024)	(11,213)	(31,369)	20,156
Stock-based compensation expense	(1,468)	(3,729)	2,261	(5,943)	(9,279)	3,336
Property management fees	(1,863)	(1,969)	106	(5,479)	(4,060)	(1,419)
Segment Net Operating Income	$55,400	$71,091	$(15,691)	$208,901	$183,246	$25,655

Existing Net-Leased Properties

Existing net-leased properties are those that we acquired or placed into service prior to January 1, 2014 and that were not sold during the periods presented. For the periods presented, there were 329 existing net-leased properties.

W. P. Carey 9/30/2015 10-Q – 60

For the three months ended September 30, 2015, as compared to the same period in 2014, property level contribution for existing net-leased properties decreased by $5.3 million, primarily due to a decrease in lease revenues of $5.1 million and an increase in property expenses of $1.7 million, partially offset by a decrease in depreciation and amortization expense of $1.6 million. Lease revenues for our foreign investments decreased as a result of the decrease in the average exchange rate of the U.S. dollar in relation to foreign currencies (primarily the euro) between the periods, which reduced lease revenues by approximately $3.6 million, and as a result of lease restructurings, which reduced lease revenues by approximately $2.2 million. These decreases were partially offset by an increase in lease revenues of approximately $0.8 million as a result of scheduled rent increases at several properties. Depreciation and amortization expense also decreased as a result of the decrease in the average exchange rate of the U.S. dollar in relation to foreign currencies.

For the nine months ended September 30, 2015 as compared to the same period in 2014, property level contribution from existing net-leased properties decreased by $7.3 million, primarily due to a decrease in lease revenues of $11.6 million and an increase in property expenses of $0.6 million, partially offset by a decrease in depreciation and amortization expense of $4.9 million. Lease revenues decreased as a result of the decrease in the average exchange rate of the U.S. dollar in relation to foreign currencies (primarily the euro) between the periods, which reduced lease revenues by approximately $12.0 million, and as a result of lease restructurings, which reduced lease revenues by approximately $1.9 million. These decreases were partially offset by an increase in lease revenues of approximately $2.4 million as a result of scheduled rent increases at several properties. Depreciation and amortization expense also decreased as a result of the decrease in the average exchange rate of the U.S. dollar in relation to foreign currencies.

Net-Leased Properties Acquired in the CPA®:16 Merger

For the periods presented, there were 315 net-leased properties acquired in the CPA®:16 Merger in January 2014 (Note 4).

For the three months ended September 30, 2015 as compared to the same period in 2014, property level contribution from net-leased properties acquired in the CPA®:16 Merger decreased by $1.3 million, primarily due to a decrease in lease revenues of $2.2 million, partially offset by a decrease in property expenses of $0.8 million. The decrease in lease revenues was primarily due to the decrease in the average exchange rate of the U.S. dollar in relation to foreign currencies between the periods.

For the nine months ended September 30, 2015 as compared to the same period in 2014, property level contribution from net-leased properties acquired in the CPA®:16 Merger increased by $15.0 million, primarily due to an increase in lease revenues of $13.7 million. Lease revenues increased by $23.5 million, representing activity for the nine months ended September 30, 2015 as compared to activity for the eight months ended September 30, 2014. This increase in lease revenues was partially offset by a decrease of $12.4 million as a result of the decrease in the average exchange rate of the U.S. dollar in relation to foreign currencies between the periods.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2013.

For the three and nine months ended September 30, 2015 as compared to the same periods in 2014, property level contribution from recently acquired net-leased properties increased by $4.3 million and $29.8 million, respectively, primarily as a result of 12 investments we acquired after September 30, 2014, including an investment in 31 industrial buildings acquired in October 2014 in Australia, an investment in 31 office buildings acquired in December 2014 in Spain, and an investment in 73 auto dealership facilities acquired in January 2015 in the United Kingdom. Total lease revenues from these properties were $16.3 million and $47.2 million for the three and nine months ended September 30, 2015, respectively.

Properties Sold or Held-for-Sale

Properties sold or held-for-sale discussed in this section represent only those properties that did not qualify for classification as discontinued operations. We discuss properties sold or held-for-sale that did qualify for classification as discontinued operations under Income from Discontinued Operations, Net of Tax below, and in Note 16.

W. P. Carey 9/30/2015 10-Q – 61

During the three and nine months ended September 30, 2015, we sold two and 11 properties, respectively, four of which were held-for-sale at December 31, 2014. In addition, during July 2015, a domestic vacant property was foreclosed upon and sold. At September 30, 2015, we had two properties classified as held-for-sale. For the three and nine months ended September 30, 2015, property level contribution from properties sold or held-for-sale was $0.1 million and $0.6 million, respectively. During the nine months ended September 30, 2014, we sold six properties, including a property subject to a direct financing lease that we acquired in the CPA®:16 Merger.

Other Revenues and Expenses

Lease Termination Income and Other

2015 — For the three and nine months ended September 30, 2015, lease termination income and other was $3.0 million and $9.3 million, respectively. We recognized $2.7 million in lease termination income during the third quarter of 2015 related to repairs identified at the end of a tenant’s lease term. We recognized $2.4 million of termination income in connection with the termination by the buyer of a purchase and sale agreement on one of our self-storage properties during the second quarter of 2015 and $2.7 million of lease termination income due to the early termination of two leases during the first quarter of 2015.

2014 — For the nine months ended September 30, 2014, lease termination income and other was $17.6 million. In connection with the early termination of two leases during the second quarter of 2014, we received an aggregate of $12.9 million in lease termination income. In addition, we recognized interest income of $1.4 million from the two notes receivable that we acquired in the CPA®:16 Merger.

Impairment Charges

Where the undiscounted cash flows for an asset are less than the asset’s carrying value when considering and evaluating the various alternative courses of action that may occur, we recognize an impairment charge to reduce the carrying value of the asset to its estimated fair value. Further, when we classify an asset as held-for-sale, we carry the asset at the lower of its current carrying value or its fair value, less estimated cost to sell. Our impairment charges are more fully described in Note 10.

2015 — During the three months ended September 30, 2015, we recognized impairment charges totaling $19.4 million on four properties in order to reduce the carrying values of the properties to their estimated fair values. The fair value measurements for two of the properties approximated their estimated selling prices, and we recognized impairment charges totaling $3.8 million on these properties. We reduced the estimated holding period for another property due to the expected termination of its related lease within one year after September 30, 2015, and recognized an impairment charge of $8.7 million. The building located on the remaining property will be demolished in accordance with a plan to redevelop the property, and we recognized an impairment charge of $6.9 million on this property.

During the nine months ended September 30, 2015, we recognized impairment charges totaling $22.7 million on six properties and a parcel of vacant land in order to reduce the carrying values of the properties to their estimated fair values. In addition to the impairment charges of $19.4 million recognized on four properties during the three months ended September 30, 2015, as described above, we recognized impairment charges totaling $3.3 million on two properties and the parcel of vacant land, for which their fair value measurements approximated their estimated selling prices.

2014 — During the three and nine months ended September 30, 2014, we recognized impairment charges totaling $1.5 million and $3.5 million, respectively, on a property previously leased to a tenant which filed for bankruptcy and vacated the building. We also recognized impairment charges totaling $1.6 million on eight properties with expiring leases and $1.2 million on two other properties during the third quarter of 2014. These impairment charges were recognized in order to reduce the carrying values of the properties to their estimated fair values, which approximated their estimated selling prices.

See Equity in earnings of equity method investments in the Managed Programs and real estate for additional impairment charge incurred.

W. P. Carey 9/30/2015 10-Q – 62

General and Administrative

As discussed in Note 5, certain personnel costs (i.e., those not related to our senior management or our investments team) and overhead costs are charged to the CPA® REITs and our Real Estate Ownership Segment based on the trailing 12-month reported revenues of the CPA® REITs, CWI REITs, and us. Personnel costs related to our senior management and our investments team are allocated to our Real Estate Ownership Segment based on the trailing 12-month investment volume. We allocate personnel costs (excluding our senior management and investments team) and overhead costs to CWI 1 and CWI 2 based on the time incurred by our personnel. For our legal transactions group, costs are charged to the CPA REITs according to a fixed-fee schedule.

For the nine months ended September 30, 2015 as compared to the same period in 2014, general and administrative expenses in the Real Estate Ownership segment increased by $10.0 million, primarily due to an increase of $6.3 million in general and administrative expenses related to a shift in expenses allocable to our Real Estate Ownership segment as a result of the CPA®:16 Merger, in accordance with the allocation formula outlined above. In addition, commissions to investment officers related to our real estate acquisitions increased by $3.4 million due to higher acquisition volume in our owned portfolio during the current year period.

Merger, Property Acquisition, and Other Expenses

2015 — For the three and nine months ended September 30, 2015, merger and property acquisition expenses were $3.6 million and $11.2 million, respectively, consisting primarily of acquisition-related costs incurred on the one and five investments, respectively, that were accounted for as business combinations, which were required to be expensed under current accounting guidance.

2014 — For the three months ended September 30, 2014, merger and property acquisition expenses were $0.6 million, consisting primarily of acquisition-related expenses. For the nine months ended September 30, 2014, merger and property acquisition expenses were $31.4 million, which consisted primarily of merger-related expenses of $30.4 million incurred in connection with the CPA®:16 Merger and other acquisition-related expenses of $0.9 million, consisting of acquisition-related costs incurred on the investments that were accounted for as business combinations, which were required to be expensed under current accounting guidance.

Stock-based Compensation Expense

For the three and nine months ended September 30, 2015 as compared to the same periods in 2014, stock-based compensation expense decreased by $2.3 million and $3.3 million, respectively, primarily due to the higher payout rate and resulting number of shares issued pursuant to the PSU awards granted in 2012, which became fully vested as of December 31, 2014, partially offset by expense recognized on the PSU awards granted in February 2015.

Interest Expense

For the three months ended September 30, 2015 as compared to the same period in 2014, interest expense increased by $3.1 million, primarily due to an increase of $7.7 million on interest expense on our Senior Unsecured Notes as a result of the issuances of the 4.0% Senior Notes and the 2.0% Senior Euro Notes in January 2015. This increase was partially offset by a $5.6 million decrease in interest expense on our non-recourse mortgage loans, primarily due to the impact of the decrease in the average exchange rate of the U.S. dollar in relation to foreign currencies between the periods and prepayments of non-recourse mortgage loans during 2014.

For the nine months ended September 30, 2015 as compared to the same period in 2014, interest expense increased by $12.0 million, primarily due to an increase of $25.7 million in interest expense on our Senior Unsecured Notes as a result of the issuances of the 4.6% Senior Unsecured Notes in March 2014 and the 4.0% Senior Notes and the 2.0% Senior Euro Notes in January 2015. This increase was partially offset by a $15.7 million decrease in interest expense on our non-recourse mortgage loans, primarily due to the impact of the decrease in the average exchange rate of the U.S. dollar in relation to foreign currencies between the periods and prepayments of non-recourse mortgage loans during 2014.

W. P. Carey 9/30/2015 10-Q – 63

Equity in Earnings of Equity Method Investments in the Managed Programs and Real Estate

Equity in earnings of equity method investments in the Managed Programs and real estate is recognized in accordance with the investment agreement for each of our equity method investments. In addition, we are entitled to receive distributions of Available Cash (Note 5) from the operating partnerships of each of the Managed REITs. The net income of our unconsolidated investments fluctuates based on the timing of transactions, such as new leases and property sales, as well as the level of impairment charges. The following table presents the details of our Equity in earnings of equity method investments in the Managed Programs and real estate (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Equity in earnings of equity method investments in the Managed Programs:
Equity in (losses) earnings of equity method investments in the Managed Programs (a)	$(639)	$241	$(17)	$1,361
Other-than-temporary impairment charges on the Special Member Interest in CPA®:16 – Global’s operating partnership, net of related deferred revenue earned (b)	—	—	—	(28)
Distributions of Available Cash: (c)
CPA®:16 – Global	—	—	—	4,751
CPA®:17 – Global	5,837	6,110	17,690	15,380
CPA®:18 – Global	1,705	590	4,021	1,196
CWI 1	2,463	1,193	6,356	2,247
CWI 2	177	—	177	—
Equity in earnings of equity method investments from the Managed Programs	9,543	8,134	28,227	24,907
Equity in earnings of other equity method investments in real estate:
Equity investments acquired in the CPA®:16 Merger (d)	2,520	2,916	6,976	7,968
Recently acquired equity investment (e)	319	319	956	700
Existing equity investments (f)	253	241	2,471	975
Equity investments sold	—	—	—	82
Equity investments consolidated after the CPA®:16 Merger (g)	—	—	—	692
Total equity in earnings of other equity method investments in real estate	3,092	3,476	10,403	10,417
Total equity in earnings of equity method investments in the Managed Programs and real estate	$12,635	$11,610	$38,630	$35,324
__________

(a)	Amount for the nine months ended September 30, 2014 included $0.5 million of equity income from CPA®:16 – Global.

(b)
In May 2011, we acquired the Special Member Interest in CPA®:16 – Global’s operating partnership, which we recorded as an equity investment at fair value with an equal amount recorded as deferred revenue (Note 5). On January 31, 2014, we acquired all the remaining interests in CPA®:16 – Global and now consolidate the operating partnership.

(c)
We are entitled to receive distributions of our share of earnings up to 10% of the Available Cash from the operating partnerships of each of the Managed REITs, as defined in their respective operating partnership agreements. Distributions of Available Cash received and earned from CPA®:18 – Global and CWI 1 increased, primarily as a result of new investments that they entered into during 2015 and 2014.

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

(f)
Represents equity investments we held prior to January 1, 2014. Equity income on a jointly-owned German investment increased by $2.1 million during the nine months ended September 30, 2015, representing our share of the bankruptcy proceeds received (Note 8).

W. P. Carey 9/30/2015 10-Q – 64

(g)	We acquired additional interests in these investments from CPA®:16 – Global in the CPA®:16 Merger. Subsequent to the CPA®:16 Merger, we consolidate these majority-owned or wholly-owned investments.

Other Income and (Expenses)

Other income and (expenses) primarily consists of gains and losses on foreign currency transactions, derivative instruments, and extinguishment of debt. We and certain of our foreign consolidated subsidiaries have intercompany debt and/or advances that are not denominated in the functional currency of those subsidiaries. When the intercompany debt or accrued interest thereon is remeasured against the functional currency of the respective subsidiaries, an unrealized gain or loss on foreign currency translation may result. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments. In addition, we have certain derivative instruments, including common stock warrants and foreign currency contracts, that are not designated as hedges for accounting purposes, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

2015 — For the three and nine months ended September 30, 2015, net other income was $6.6 million and $9.5 million, respectively, primarily due to unrealized gains of $3.1 million and $9.0 million, respectively, recognized on the interest rate swaps that did not qualify for hedge accounting and a gain on extinguishment of debt of $2.3 million recognized during the third quarter of 2015 related to the disposition of a property (Note 16). In addition, we recognized interest income of $0.6 million and $1.3 million, respectively, on our deposits. Net other income for the nine months ended September 30, 2015 was partially offset by net realized and unrealized losses of $3.8 million recognized on foreign currency transactions as a result of changes in foreign currency exchange rates.

2014 — For the three and nine months ended September 30, 2014, net other expenses were $5.3 million and $12.2 million, respectively, primarily due to net realized and unrealized losses of $6.2 million and $6.4 million, respectively, recognized on foreign currency transactions as a result of changes in foreign currency exchange rates. In addition, we recognized a net loss on extinguishment of debt of $1.1 million and $7.0 million, respectively, in connection with the prepayment of several non-recourse mortgage loans. During the first quarter of 2014, we also recognized a loss on extinguishment of debt of $1.5 million in the Real Estate Ownership segment in connection with entering into the Second Amended and Restated Credit Agreement and the repayment of the outstanding balances of the prior facilities. These losses were partially offset by unrealized gains of $1.0 million and $2.2 million, respectively, on the interest rate swaps acquired from CPA®:15 in the CPA®:15 Merger that did not qualify for hedge accounting.

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

Provision for Income Taxes

2015 — For the three and nine months ended September 30, 2015, we recognized a provision for income taxes of $5.2 million and $7.8 million, respectively, due to $5.2 million and $11.6 million, respectively, of current federal, foreign and state franchise taxes recognized on our domestic TRSs and foreign properties, partially offset by $3.8 million of deferred tax benefit associated with basis differences on certain foreign properties for the nine months ended September 30, 2015.

2014 — For the three months ended September 30, 2014, we recognized a provision for income taxes of $1.9 million, related to foreign taxes recognized on our international properties and state franchise taxes on our domestic properties. For the nine months ended September 30, 2014, we recognized a provision for income taxes of $0.9 million, primarily related to $8.2 million of current federal, foreign, and state franchise taxes recognized on our domestic and foreign properties, partially offset by a $6.8 million deferred tax benefit associated with basis differences on certain foreign properties.

W. P. Carey 9/30/2015 10-Q – 65

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

2014 — For the three and nine months ended September 30, 2014, income from discontinued operations was $0.2 million and $33.0 million, respectively. The income from discontinued operations for the nine months ended September 30, 2014 was primarily due to a net gain on the sale of 19 properties of $27.7 million and income generated from the operations of these properties of $6.7 million, partially offset by a net loss on extinguishment of debt of $1.3 million recognized in connection with the repayment of several mortgage loans on six of the disposed properties.

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

2015 — During the three and nine months ended September 30, 2015, we sold two and 11 properties, respectively, and recognized a net gain on these sales, net of tax of $1.2 million and $2.4 million, respectively. In addition, during July 2015, a domestic vacant property was foreclosed upon and sold, and we recognized a gain of $0.6 million in connection with that disposition.

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

Net Income from Real Estate Ownership Attributable to W. P. Carey

For the three and nine months ended September 30, 2015 as compared to the same periods in 2014, the resulting net income from Real Estate Ownership attributable to W. P. Carey decreased by $9.0 million and $102.1 million, respectively.

Investment Management

We earn revenue as the advisor to the Managed Programs. For the periods presented, we acted as advisor to the following affiliated, publicly-owned, non-listed Managed Programs: CPA®:16 – Global (through January 31, 2014), CPA®:17 – Global, CPA®:18 – Global, CWI 1, CWI 2, and CCIF.

W. P. Carey 9/30/2015 10-Q – 66

The following tables present other operating data that management finds useful in evaluating result of operations (dollars in millions):

	September 30, 2015	December 31, 2014
Total properties — Managed REITs	578	519
Assets under management — Managed Programs (a)	$10,481.5	$9,231.8
Cumulative funds raised — CPA®:18 – Global offering (b) (c)	1,243.5	1,143.1
Cumulative funds raised — CWI 1 offerings (b) (d)	1,153.2	1,153.2
Cumulative funds raised — CWI 2 offering (b) (e)	92.5	—

	Nine Months Ended September 30,
	2015	2014
Financings structured — Managed REITs	$884.8	$625.2
Investments structured — Managed REITs (f)	1,898.7	1,097.2
Funds raised — CPA®:18 – Global offering (b) (c)	100.4	853.3
Funds raised — CWI 1 offerings (b) (d)	—	214.4
Funds raised — CWI 2 offering (b) (e)	92.5	—
__________

(a)
Represents the estimated fair value of the real estate assets owned by the Managed REITs, which was calculated by us as the advisor to the Managed REITs based in part upon third-party appraisals, plus cash and cash equivalents, less distributions payable. Amount as of September 30, 2015 also included the fair value of the investment assets, plus cash and cash equivalents, owned by CCIF.

(b)	Excludes reinvested distributions through each entity’s distribution reinvestment plan.

(c)	Reflects funds raised from CPA®:18 – Global’s initial public offering, which commenced in May 2013 and closed on April 2, 2015 (Note 5).

(d)	Reflects funds raised in CWI 1’s initial public offering, which closed on September 15, 2013, and CWI 1’s follow-on offering, which commenced on December 20, 2013 and closed on December 31, 2014.

(e)	Reflects funds raised since the commencement of CWI 2’s initial public offering, which began to admit new stockholders on May 15, 2015.

(f)	Includes acquisition-related costs.

W. P. Carey 9/30/2015 10-Q – 67

Below is a summary of comparative results of our Investment Management segment (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Revenues
Asset management revenue	$13,004	$9,088	$3,916	$36,236	$27,910	$8,326
Reimbursable costs	11,155	14,722	(3,567)	28,401	96,379	(67,978)
Structuring revenue	8,207	5,487	2,720	67,735	40,492	27,243
Dealer manager fees	1,124	2,436	(1,312)	2,704	17,062	(14,358)
Incentive revenue	—	—	—	203	—	203
	33,490	31,733	1,757	135,279	181,843	(46,564)
Operating Expenses
General and administrative	12,603	9,887	2,716	41,863	34,955	6,908
Reimbursable costs from affiliates	11,155	14,722	(3,567)	28,401	96,379	(67,978)
Dealer manager fees and expenses	3,185	3,847	(662)	7,884	15,557	(7,673)
Stock-based compensation expense	2,498	4,250	(1,752)	10,120	13,700	(3,580)
Subadvisor fees	1,748	381	1,367	8,555	2,850	5,705
Strategic initiative expenses	1,118	—	1,118	1,120	—	1,120
Depreciation and amortization	983	905	78	3,031	3,175	(144)
	33,290	33,992	(702)	100,974	166,616	(65,642)
Other Income and Expenses
Other income and (expenses)	20	160	(140)	399	(7)	406
	20	160	(140)	399	(7)	406
Income (loss) from continuing operations before income taxes	220	(2,099)	2,319	34,704	15,220	19,484
Benefit from (provision for) income taxes	1,886	971	915	(12,532)	(10,231)	(2,301)
Net Income (Loss) from Investment Management	2,106	(1,128)	3,234	22,172	4,989	17,183
Net income attributable to noncontrolling interests	(19)	(236)	217	(2,003)	(444)	(1,559)
Net loss (income) attributable to redeemable noncontrolling interest	—	14	(14)	—	(137)	137
Net Income (Loss) from Investment Management Attributable to W. P. Carey	$2,087	$(1,350)	$3,437	$20,169	$4,408	$15,761

Asset Management Revenue

We earn asset management revenue from the Managed REITs based on the value of their real estate-related and lodging-related assets under management. This asset management revenue may increase or decrease depending upon (i) increases in the Managed REITs’ asset bases as a result of new investments, (ii) decreases in the Managed REITs’ asset bases as a result of sales of investments, and (iii) increases or decreases in the appraised value of the real estate-related and lodging-related assets in the Managed REIT investment portfolios.

For the three and nine months ended September 30, 2015 as compared to the same periods in 2014, asset management revenue increased by $3.9 million and $8.3 million, respectively. Asset management revenue from CWI 1 increased by $1.3 million and $3.7 million, respectively, asset management revenue from CPA®:18 – Global increased by $1.4 million and $3.6 million, respectively, and asset management revenue from CPA®:17 – Global increased by $1.0 million and $2.0 million, respectively, as a result of the growth in assets under management due to investment volume after September 30, 2014. These increases were partially offset by a decrease of $1.4 million as a result of the cessation of asset management revenue earned from CPA®:16 – Global after the CPA®:16 Merger on January 31, 2014.

W. P. Carey 9/30/2015 10-Q – 68

Reimbursable Costs

Reimbursable costs represent costs incurred by us on behalf of the Managed REITs, consisting primarily of broker-dealer commissions and marketing and personnel costs, which are reimbursed by the Managed REITs and are reflected as a component of both revenues and expenses.

For the three and nine months ended September 30, 2015 as compared to the same periods in 2014, reimbursable costs decreased by $3.6 million and $68.0 million, respectively, primarily due to decreases of $1.1 million and $60.9 million, respectively, in commissions paid to broker-dealers related to the CPA®:18 – Global initial public offering, which closed on April 2, 2015. In addition, commissions paid to broker-dealers related to CWI 1’s follow-on offering, which closed on December 31, 2014, were $8.7 million and $17.8 million during the three and nine months ended September 30, 2014. These decreases were partially offset by increases in personnel costs reimbursed by the Managed REITs of $0.7 million and $2.4 million during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014, primarily due to additional headcount. In addition, commissions paid to broker-dealers related to CWI 2’s initial public offering, which commenced on May 15, 2015, were $4.2 million and $5.1 million during the three and nine months ended September 30, 2015, respectively.

Structuring Revenue

We earn structuring revenue when we structure investments and debt placement transactions for the Managed REITs. Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation.

For the three and nine months ended September 30, 2015 as compared to the same periods in 2014, structuring revenue increased by $2.7 million and $27.2 million, respectively. Structuring revenue from CPA®:18 – Global increased by $2.2 million and $12.1 million, respectively, while structuring revenue from CPA®:17 – Global increased by $0.5 million and $6.1 million, respectively, as a result of higher investment volume in the current year periods as compared to the same periods in the prior year. In addition, structuring revenue from CWI 1 increased by $5.4 million during the nine months ended September 30, 2015 as compared to the same period in 2014 as a result of higher investment volume in the current year period. We also recognized structuring revenue from CWI 2, which completed its first acquisition on April 1, 2015, of $3.6 million during the nine months ended September 30, 2015.

Dealer Manager Fees

As discussed in Note 5, we earn a dealer manager fee, depending on the class of common stock sold, of $0.30 or $0.26 per share sold, for the class A common stock and class T common stock, respectively, in connection with CWI 2’s initial public offering, which began to admit new stockholders on May 15, 2015. We also earned a $0.30 dealer manager fee per share sold in connection with CWI 1’s follow-on offering, which began in December 2013 and terminated in December 2014. In addition, we received dealer manager fees, depending on the class of common stock sold, of $0.30 or $0.21 per share sold, for the class A common stock and class C common stock, respectively, in connection with CPA®:18 – Global’s initial public offering, which commenced in May 2013 and terminated in April 2015. We re-allow a portion of the dealer manager fees to selected dealers in the offerings. Dealer manager fees that were not re-allowed were classified as Dealer manager fees from affiliates in the consolidated financial statements. Dealer manager fees earned are generally offset by costs incurred in connection with the offerings, which are included in Dealer manager fees and expenses in the consolidated financial statements.

For the three and nine months ended September 30, 2015 as compared to the same periods in 2014, dealer manager fees decreased by $1.3 million and $14.4 million, respectively, primarily due to decreases of $0.7 million and $12.2 million in fees earned in connection with the sale of CPA®:18 – Global shares in its initial public offering, due to the corresponding decrease in funds raised in the current year period compared to the prior year period primarily due to the cessation of sales of its class A shares in June 2014 as well as the termination of the offering on April 2, 2015. In addition, dealer manager fees earned in connection with CWI 1’s follow-on offering, which was closed in December 2014, were $1.7 million and $3.6 million during the three and nine months ended September 30, 2014, respectively. These decreases were partially offset by commissions paid to broker-dealers related to CWI 2’s initial public offering of $1.1 million and $1.4 million during the three and nine months ended September 30, 2015, respectively.

W. P. Carey 9/30/2015 10-Q – 69

General and Administrative

As discussed in Note 5, certain personnel costs (i.e., those not related to our senior management or our investments team) and overhead costs are charged to the CPA® REITs and our Real Estate Ownership Segment based on the trailing 12-month reported revenues of the CPA® REITs, the CWI REITs, and us. Personnel costs related to our senior management and our investments team are allocated to the CPA® REITs and our Real Estate Ownership Segment based on the trailing 12-month investment volume. We allocate personnel and overhead costs to the CWI REITs based on the time incurred by our personnel.

For the three and nine months ended September 30, 2015 as compared to the same periods in 2014, general and administrative expenses increased by $2.7 million and $6.9 million, respectively, primarily due to increases in compensation expense for the Investment Management segment of $3.3 million and $7.3 million, respectively, primarily due to additional headcount. These increases were partially offset by decreases of $0.5 million and $0.4 million, respectively, in other general and administrative expenses allocable to the Investment Management segment resulting from the CPA®:16 Merger.

Dealer Manager Fees and Expenses

Dealer manager fees earned in the public offerings we manage for the Managed REITs are generally offset by costs incurred in connection with the offerings, which are included in Dealer manager fees and expenses in the consolidated financial statements.

For the three and nine months ended September 30, 2015 as compared to the same periods in 2014, dealer manager fees and expenses decreased by $0.7 million and $7.7 million, respectively, primarily due to a decrease of $2.4 million and $9.7 million, respectively, in expenses paid in connection with the sale of CPA®:18 – Global shares in its initial public offering as a result of a corresponding decrease in funds raised, substantially due to the cessation of sales of its class A shares in June 2014, as well as the termination of its offering on April 2, 2015. In addition, expenses paid in connection with the sale of CWI 1 shares in its follow-on offering, which was closed in December 31, 2014, totaled $1.4 million and $3.0 million, respectively. These decreases were partially offset by $3.2 million and $4.9 million in expenses paid during the three and nine months ended September 30, 2015, respectively, in connection with the CWI 2 initial public offering, which began to admit new stockholders on May 15, 2015.

Subadvisor Fees

As discussed in Note 5, we earn investment management revenue from CWI 1 and CWI 2. Pursuant to the terms of the subadvisory agreements we have with the third-party subadvisors in connection with both CWI 1 and CWI 2, we pay a subadvisory fee equal to 20% of the amount of fees paid to us by CWI 1 and 25% of the amount of fees paid to us by CWI 2, including but not limited to: acquisition fees, asset management fees, loan refinancing fees, property management fees, and subordinated disposition fees, each as defined in the advisory agreements we have with each of CWI 1 and CWI 2. We also pay to the subadvisor 20% and 25% of the net proceeds resulting from any sale, financing, or recapitalization or sale of securities of CWI 1 and CWI 2, respectively, by us, the advisor.

For the three and nine months ended September 30, 2015 as compared to the same periods in 2014, subadvisor fees increased by $1.4 million and $5.7 million, respectively, primarily as a result of an increase in fees earned from CWI 1 due to higher investment volume in the current year periods as compared to the same periods in the prior year, as well as fees earned from CWI 2, which commenced operations in April 2015.

Strategic Initiative Expenses

For both the three and nine months ended September 30, 2015, strategic initiative expenses were $1.1 million, representing advisory expenses incurred in connection with ongoing internal strategic review, as discussed in Significant Developments above.

Stock-based Compensation Expense

For the three and nine months ended September 30, 2015 as compared to the same periods in 2014, stock-based compensation expense decreased by $1.8 million and $3.6 million, respectively, primarily due to the higher payout rate and resulting number of shares issued pursuant to the PSU awards granted in 2012, which became fully vested as of December 31, 2014, partially offset by expense recognized on the PSU awards granted in February 2015.

W. P. Carey 9/30/2015 10-Q – 70

Benefit from (Provision for) Income Taxes

2015 — For the three months ended September 30, 2015, we recognized a benefit from income taxes of $1.9 million, primarily due to deferred income tax benefits. For the nine months ended September 30, 2015, we recognized a provision for income taxes of $12.5 million, primarily due to pre-tax income recognized by our TRSs in the Investment Management segment, partially offset by deferred income tax benefits.

2014 — For the three and nine months ended September 30, 2014, we recognized a benefit from and provision for income taxes of $1.0 million and $10.2 million, respectively. The benefit from income taxes recognized during the three months ended September 30, 2014 was a result of a net loss incurred for the quarter. The provision for income taxes recognized during the nine months ended September 30, 2014 related to pre-tax income recognized by our TRSs. In addition to income taxes of $5.4 million, our TRSs recognized an additional $4.8 million of income tax expense from a permanent difference upon recognition of deferred revenue associated with accelerated vesting of shares previously issued by CPA®:16 – Global for asset management and performance fees in connection with the CPA®:16 Merger.

Net Income Attributable to Noncontrolling Interests

For the nine months ended September 30, 2015 as compared to the same period in 2014, net income attributable to noncontrolling interests increased by $1.6 million, primarily due to our investment partner’s share of the $2.4 million termination income recognized by a jointly-owned investment in connection with the termination of a purchase and sale agreement on one of our self-storage properties during the second quarter of 2015.

Net Income from Investment Management Attributable to W. P. Carey

For the three months ended September 30, 2015, the resulting net income from Investment Management attributable to W. P. Carey was $2.1 million, compared to net loss of $1.4 million recognized in the same period in 2014. For the nine months ended September 30, 2015 as compared to the same period in 2014, the resulting net income from Investment Management attributable to W. P. Carey increased by $15.8 million.

Liquidity and Capital Resources

Sources and Uses of Cash During the Period

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund distributions to stockholders. Our cash flows fluctuate periodically due to a number of factors, which may include, among other things: the timing of our equity and debt offerings; the timing of purchases and sales of real estate; the timing of the receipt of proceeds from, and the repayment of, mortgage loans and receipt of lease revenues; the receipt of the annual installment of deferred acquisition revenue and interest thereon from the CPA® REITs; the receipt of the asset management fees in either shares of the Managed REITs’ common stock or cash, the timing and characterization of distributions from equity investments in real estate and the Managed REITs, the receipt of distributions of Available Cash from the Managed REITs, and changes in foreign currency exchange rates. Despite these fluctuations, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of mortgage loans, unused capacity under our Revolver, net contributions from noncontrolling interests, and the issuance of additional debt or equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities — Net cash provided by operating activities increased by $53.7 million during the nine months ended September 30, 2015 as compared to the same period in 2014, primarily due to an increase in operating cash flow generated from the properties we acquired in the CPA®:16 Merger in January 2014 and properties we acquired during 2014 and 2015, as well as an increase in asset management revenue received in cash from the Managed REITs.

W. P. Carey 9/30/2015 10-Q – 71

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property-related costs.

During the nine months ended September 30, 2015, we used $529.8 million to acquire six foreign investments and $28.0 million to primarily fund a build-to-suit transaction. We sold 11 properties for net proceeds of $28.9 million. Net funds that were invested in and released from lender-held investment accounts totaled $24.6 million. We used $155.4 million to fund loans to the Managed Programs (Note 5) and received $50.0 million from the repayment of such loans. We received $10.3 million from the repayment of a note receivable from a third party. We also received $5.8 million in distributions from equity investments in real estate and the Managed REITs in excess of cumulative equity income and made $15.9 million in contributions to jointly-owned investments to repay the related non-recourse mortgage loans.

Financing Activities — During the nine months ended September 30, 2015, gross borrowings under our Senior Unsecured Credit Facility were $758.7 million and repayments were $1.1 billion. We received $1.0 billion in net proceeds from the issuances of the 2.0% Senior Euro Notes and 4.0% Senior Notes in January 2015, which we used primarily to pay off the outstanding balance on our Revolver at that time (Note 12). In connection with the issuances of the aforementioned notes, and the exercise of the existing accordion feature under the Senior Unsecured Credit Facility at that time (Note 12), we incurred financing costs totaling $10.9 million. During the nine months ended September 30, 2015, we also made scheduled mortgage loan principal payments of $54.4 million and drew down $22.7 million on a construction loan in relation to a build-to-suit transaction. We paid distributions to stockholders of $302.2 million, related to the fourth quarter of 2014, the first quarter of 2015, and the second quarter of 2015, and also paid distributions of $10.1 million to affiliates who hold noncontrolling interests in various entities with us. We recognized windfall tax benefits of $7.0 million in connection with the exercise of employee stock options and the vesting of PSUs and RSUs, which reduced our tax liability to various taxing authorities.

Summary of Financing

The table below summarizes our non-recourse debt, our Senior Unsecured Notes, and our Senior Unsecured Credit Facility (dollars in thousands):

	September 30, 2015	December 31, 2014
Carrying Value
Fixed rate:
Non-recourse mortgages	$1,960,012	$2,174,604
Senior Unsecured Notes (a)	1,502,007	498,345
	3,462,019	2,672,949
Variable rate:
Revolver	435,489	807,518
Term Loan Facility	250,000	250,000
Non-recourse debt:
Amount subject to interest rate swap and cap	297,022	320,220
Non-recourse mortgages	148,370	24,299
Amount of fixed rate debt subject to interest rate reset features	7,208	13,560
	1,138,089	1,415,597
	$4,600,108	$4,088,546

Percent of Total Debt
Fixed rate	75%	65%
Variable rate	25%	35%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.7%	5.4%
Variable rate (b)	2.5%	2.0%

__________

W. P. Carey 9/30/2015 10-Q – 72

(a)	In January 2015, we issued the 2.0% Senior Euro Notes and the 4.0% Senior Notes (Note 12).

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At September 30, 2015, our cash resources consisted of the following:

•
Cash and cash equivalents totaling $191.3 million. Of this amount, $74.8 million, at then-current exchange rates, was held in foreign subsidiaries and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

•	Our Revolver, with unused capacity of $1.1 billion, excluding amounts reserved for outstanding letters of credit; and

•	Unleveraged properties that had an aggregate carrying value of $2.6 billion at September 30, 2015, although there can be no assurance that we would be able to obtain financing for these properties.

We also have the ability to access the capital markets, in the form of additional bond and equity offerings, such as our $400.0 million ATM program, if necessary.

Senior Unsecured Credit Facility

Our Senior Unsecured Credit Facility is more fully described in Note 12. A summary of our Senior Unsecured Credit Facility is provided below (in thousands):

	September 30, 2015		December 31, 2014
	Outstanding Balance	Maximum Available	Outstanding Balance	Maximum Available
Revolver	$435,489	$1,500,000	$807,518	$1,000,000
Term Loan Facility	250,000	250,000	250,000	250,000

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments, funding capital commitments such as build-to-suit projects, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, making scheduled interest payments on the Senior Unsecured Notes and scheduled mortgage loan principal payments, including mortgage balloon payments totaling $325.8 million on our consolidated mortgage loan obligations, as well as other normal recurring operating expenses. In addition, our Term Loan Facility is scheduled to mature on January 31, 2016. However, we have two options to extend the maturity, each by an additional year, and are currently exploring our options in this regard.

We expect to fund future investments, build-to-suit commitments, any capital expenditures on existing properties, scheduled debt maturities on non-recourse mortgage loans and any loans to the Managed Programs through cash generated from operations, the use of our cash reserves or unused amounts on our Revolver, and/or additional equity or debt offerings.

Our liquidity would be adversely affected by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of mortgage loans, unused capacity on our Revolver, net contributions from noncontrolling interests, and the issuance of additional debt or equity securities to meet these needs.

W. P. Carey 9/30/2015 10-Q – 73

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at September 30, 2015 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$2,407,517	$399,509	$1,053,786	$293,169	$661,053
Senior Unsecured Notes — principal (a) (b)	1,510,150	—	—	—	1,510,150
Senior Unsecured Credit Facility — principal (c)	685,489	250,000	435,489	—	—
Interest on borrowings (d)	896,677	178,398	261,754	196,371	260,154
Operating and other lease commitments (e)	99,071	4,436	15,761	13,570	65,304
Tenant expansion allowance (f)	11,774	—	9,138	2,636	—
Property improvement commitments	5,770	1,770	4,000	—	—
	$5,616,448	$834,113	$1,779,928	$505,746	$2,496,661

__________

(a)
 Excludes the unamortized discount on the Senior Unsecured Notes of $8.1 million and the unamortized fair market value adjustment of $5.1 million resulting from the assumption of property-level debt in connection with the CPA®:15 Merger and CPA®:16 Merger (Note 12).

(b)	Our Senior Unsecured Notes are scheduled to mature from 2023 through 2025.

(c)
Our Term Loan Facility is scheduled to mature on January 31, 2016 and our Revolver is scheduled to mature on January 31, 2018 unless otherwise extended pursuant to their terms. However, we have two options to extend the maturity of our Term Loan Facility, each by an additional year, and are currently exploring our options in this regard.

(d)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at September 30, 2015.

(e)
Operating and other lease commitments consist primarily of rental obligations under ground leases and the future minimum rents payable on the leases for our principal offices. Pursuant to their respective advisory agreements with us, we are reimbursed by the Managed REITs for their share of overhead costs, which includes a portion of those future minimum rent amounts. Our operating lease commitments are presented net of $7.1 million, which the Managed REITs will reimburse us.

(f)
Represents a tenant expansion allowance of $11.8 million we committed to fund in connection with an investment in Australia. Amounts are based on the exchange rate of the Australian dollar at September 30, 2015.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at September 30, 2015, which consisted primarily of the euro. At September 30, 2015, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Supplemental Financial Measures

In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use Funds from Operations, or FFO, and AFFO, which are supplemental non-GAAP measures defined by our management. We believe that these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of FFO and AFFO and reconciliations of FFO and AFFO to the most directly comparable GAAP measures are provided below.

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

W. P. Carey 9/30/2015 10-Q – 74

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

W. P. Carey 9/30/2015 10-Q – 75

FFO and AFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to W. P. Carey	$21,745	$27,337	$121,209	$207,554
Adjustments:
Depreciation and amortization of real property	74,050	58,355	201,629	172,329
Impairment charges	19,438	4,225	22,711	6,291
Gain on sale of real estate, net	(1,779)	(259)	(2,980)	(29,017)
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(2,632)	(2,924)	(7,925)	(9,002)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	1,293	457	3,867	2,255
Total adjustments	90,370	59,854	217,302	142,856
FFO attributable to W. P. Carey — as defined by NAREIT	112,115	87,191	338,511	350,410
Adjustments:
Above- and below-market rent intangible lease amortization, net	10,184	14,432	37,154	45,042
Merger, property acquisition, and other expenses (a)	4,760	618	12,333	45,236
Stock-based compensation	3,966	7,979	16,063	22,979
Other amortization and non-cash items (b)	(2,988)	5,670	(2,873)	8,244
(Gain) loss on extinguishment of debt	(2,305)	1,122	(2,305)	9,835
Straight-line and other rent adjustments	(1,832)	(1,791)	(7,839)	(13,459)
Amortization of deferred financing costs	1,489	1,007	4,143	3,031
Tax benefit – deferred and other non-cash charges	(1,412)	(1,665)	(4,530)	(13,841)
Realized losses (gains) on foreign currency, derivatives, and other (c)	367	(272)	228	548
Gain on change in control of interests (d)	—	—	—	(105,947)
Other, net	—	(86)	—	(65)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at AFFO:
AFFO adjustments to equity earnings from equity investments	2,760	1,094	5,323	4,965
Deferred tax (benefit) expense	(173)	—	35	—
Straight-line rent and other rent adjustments	(166)	(80)	(463)	(280)
Other amortization and non-cash items	74	63	329	218
Above- and below-market rent intangible lease amortization, net	(35)	3	(104)	21
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	(156)	(918)	(355)	(2,076)
Total adjustments	14,533	27,176	57,139	4,451
AFFO attributable to W. P. Carey	$126,648	$114,367	$395,650	$354,861

Summary
FFO attributable to W. P. Carey — as defined by NAREIT	$112,115	$87,191	$338,511	$350,410
AFFO attributable to W. P. Carey	$126,648	$114,367	$395,650	$354,861
__________

W. P. Carey 9/30/2015 10-Q – 76

(a)
Amounts for the three and nine months ended September 30, 2014 include reported merger costs, as well as income tax expense incurred in connection with the CPA®:16 Merger. Income tax expense incurred in connection with the CPA®:16 Merger represents the current portion of income tax expense, including the permanent difference incurred upon recognition of deferred revenue associated with the accelerated vesting of shares previously issued by CPA®:16 – Global for asset management and performance fees.

(b)	Represents primarily unrealized gains and losses from foreign exchange and derivatives, as well as amounts for the amortization of contracts.

(c)
Effective January 1, 2015, we no longer adjust for realized gains or losses on foreign currency derivatives. For the three months ended September 30, 2014, realized gains on foreign exchange derivatives were $0.3 million and for the nine months ended September 30, 2014, realized losses on foreign exchange derivatives were $0.5 million.

(d)
Gain on change in control of interests for the nine months ended September 30, 2014 represents a gain of $75.7 million recognized on our previously-held interest in shares of CPA®:16 – Global common stock and a gain of $30.2 million recognized on the purchase of the remaining interests in nine investments from CPA®:16 – Global, which we had previously accounted for under the equity method.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, and equity prices. The primary risks that we are exposed to are interest rate risk and foreign currency exchange risk. We are also exposed to further market risk as a result of tenant concentrations in certain industries and/or geographic regions, since adverse market factors can affect the ability of tenants in a particular industry/region to meet their lease obligations. In order to manage this risk, we view our collective tenant roster as a portfolio, and we attempt to diversify such portfolio so that we are not overexposed to a particular industry or geographic region.

Generally, we do not use derivative instruments to hedge credit/market risks or for speculative purposes. However, from time to time, we may enter into foreign currency forward contracts to hedge our foreign currency cash flow exposures.

Interest Rate Risk

The values of our real estate, related fixed-rate debt obligations, and our note receivable investments are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled, if we do not choose to repay the debt when due. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our owned and managed assets to decrease, which would create lower revenues from managed assets and lower investment performance for the Managed REITs. Increases in interest rates may also have an impact on the credit profile of certain tenants.

W. P. Carey 9/30/2015 10-Q – 77

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At September 30, 2015, we estimated that the total fair value of our interest rate swaps and caps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $10.1 million (Note 11).

At September 30, 2015, a significant portion (approximately 81.9%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at September 30, 2015 ranged from 2.0% to 7.8%. The contractual annual interest rates on our variable-rate debt at September 30, 2015 ranged from 0.9% to 8.8%. Our debt obligations are more fully described under Liquidity and Capital Resources – Summary of Financing, in Item 2 above. The following table presents principal cash outflows for the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter, based upon expected maturity dates of our debt obligations outstanding at September 30, 2015 (in thousands):

	2015 (Remainder)	2016	2017	2018	2019	Thereafter	Total	Fair value
Fixed-rate debt (a)	$60,486	$277,896	$660,812	$132,471	$86,015	$2,245,773	$3,463,453	$3,464,101
Variable-rate debt (a) (b)	$106,927	$305,299	$61,576	$571,815	$13,113	$80,973	$1,139,703	$1,123,206
__________

(a)	Amounts are based on the exchange rate at September 30, 2015, as applicable.

(b)
Includes $250.0 million outstanding under our Term Loan Facility at September 30, 2015, which is scheduled to mature on January 31, 2016. However, we have two options to extend the maturity, each by an additional year, and are currently exploring our options in this regard.

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to interest rate caps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at September 30, 2015 by an aggregate increase of $77.6 million or an aggregate decrease of $80.1 million, respectively. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed-rates at September 30, 2015 would increase or decrease by $8.3 million for each respective 1% change in annual interest rates. As more fully described under Liquidity and Capital Resources – Summary of Financing in Item 2 above, a portion of the debt classified as variable-rate debt in the tables above bore interest at fixed rates at September 30, 2015, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own foreign investments, primarily in Europe, Asia, and Australia, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, and the Australian dollar, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the net cash flow from that investment. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. As part of our investment strategy, we make intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short term loans, are included in the determination

W. P. Carey 9/30/2015 10-Q – 78

of net income. For the nine months ended September 30, 2015, we recognized net foreign currency transaction losses (included in Other income and (expenses) in the consolidated financial statements) of $3.8 million, primarily due to the strengthening of the U.S. dollar relative to the euro during the period. The end-of-period rate for the U.S. dollar in relation to the euro at September 30, 2015 decreased by 7.8% to $1.1203 from $1.2156 at December 31, 2014.

We enter into foreign currency forward contracts and collars to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. The net estimated fair value of our foreign currency forward contracts and collars, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net asset position of $44.8 million at September 30, 2015. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also issued the 2.0% Senior Notes, which are denominated in euro, and have borrowed under our Revolver in foreign currencies, including the euro and the British Pound. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations as of September 30, 2015, for the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter are as follows (in thousands):

Lease Revenues (a)	2015 (Remainder)	2016	2017	2018	2019	Thereafter	Total
Euro (c)	$49,802	$197,684	$188,434	$175,398	$157,527	$1,363,883	$2,132,728
British pound sterling (d)	10,380	41,421	41,368	41,478	41,686	417,907	594,240
Australian dollar (e)	2,406	9,651	9,625	9,625	9,625	142,864	183,796
Other foreign currencies (f)	3,530	14,168	14,294	14,440	14,836	119,596	180,864
	$66,118	$262,924	$253,721	$240,941	$223,674	$2,044,250	$3,091,628

Scheduled debt service payments (principal and interest) for mortgage notes payable for our foreign operations as of September 30, 2015, for the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter are as follows (in thousands):

Debt service (a) (b)	2015 (Remainder)	2016	2017	2018	2019	Thereafter	Total
Euro (c)	$127,132	$182,236	$385,578	$477,346	$19,574	$652,135	$1,844,001
British pound sterling (d)	15,669	952	952	952	952	15,040	34,517
Other foreign currencies (f)	686	2,723	6,995	9,121	644	3,309	23,478
	$143,487	$185,911	$393,525	$487,419	$21,170	$670,484	$1,901,996

__________

(a)	Amounts are based on the applicable exchange rates at September 30, 2015. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at September 30, 2015.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property level cash flow at September 30, 2015 of $2.9 million. Amounts included the equivalent of $330.5 million borrowed in euro under our Revolver, which is scheduled to mature on January 31, 2018 unless extended pursuant to its terms (Note 12), and the equivalent of $560.2 million of 2.0% Senior Euro Notes outstanding maturing in January 2023 (Note 12).

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property level cash flow at September 30, 2015 of $5.6 million.

W. P. Carey 9/30/2015 10-Q – 79

(e)
We estimate that, for a 1% increase or decrease in the exchange rate between the Australian dollar and the U.S. dollar, there would be a corresponding change in the projected estimated property level cash flow at September 30, 2015 of $1.8 million.

(f)	Other foreign currencies consist of the Canadian dollar, the Malaysian ringgit, the Swedish krona, the Norwegian krone, and the Thai baht.

As a result of scheduled balloon payments on our international non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in the remainder of 2015, 2017, and 2018. In the remainder of 2015, 2017, and 2018, balloon payments totaling $123.1 million, $348.9 million, and $131.2 million are due on seven, ten, and five non-recourse mortgage loans, respectively, that are collateralized by properties that we own with affiliates. We currently anticipate that, by their respective due dates, we will have repaid or refinanced certain of these loans, but there can be no assurance that we will be able to refinance these loans on favorable terms, if at all.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our ABR as of September 30, 2015, in certain areas.

The majority of our directly owned real estate properties and related loans are located in the United States (64%), and no individual foreign country represented a significant geographic concentration greater than 10% of our ABR at September 30, 2015. No individual tenant accounted for more than 10% of our ABR at September 30, 2015. At September 30, 2015, our directly owned real estate properties contained significant concentrations in the following asset types: office (30%), industrial (25%), warehouse (18%), and retail (15%); and in the following tenant industry: retail stores (20%).

There were no significant concentrations, individually or in the aggregate, related to our unconsolidated jointly-owned investments.

W. P. Carey 9/30/2015 10-Q – 80

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2015 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

W. P. Carey 9/30/2015 10-Q – 81

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On December 31, 2013, Mr. Ira Gaines and entities affiliated with him commenced a purported class action (Ira Gaines, et al. v. Corporate Property Associates 16 – Global Incorporated, Index. No. 650001/2014, N.Y. Sup. Ct., N.Y. County) against us, WPC REIT Merger Sub Inc., CPA®:16 – Global, and the directors of CPA®:16 – Global regarding the CPA®:16 Merger. On April 11, 2014, we and the other defendants filed a motion to dismiss the complaint, as amended, in its entirety, and on October 15, 2014, the judge granted that motion to dismiss. The plaintiffs filed a Notice of Appeal on November 24, 2014 and had until August 24, 2015 to file that appeal. On August 21, 2015, plaintiffs withdrew with prejudice their Notice of Appeal. As a result, the decision that the trial court rendered in our favor on October 15, 2014 is now final, and the case has been dismissed.

W. P. Carey 9/30/2015 10-Q – 82

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Second Amended and Restated Bylaws of W. P. Carey Inc.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 23, 2015

10.1	Investment Advisory Agreement between Carey Credit Income Fund and Carey Credit Advisors, LLC	Incorporated by reference to Exhibit 99(g)(1) filed with Pre-Effective Amendment No. 3 to Carey Credit Income Fund 2015 T’s registration statement on Form N-2 (File No. 333-19882) filed on May 4, 2015

10.2	Investment Sub-Advisory Agreement among Carey Credit Advisors, LLC, Guggenheim Partners Investment Management, LLC and Carey Credit Income Fund	Incorporated by reference to Exhibit 99(g)(2) filed with Pre-Effective Amendment No. 3 to Carey Credit Income Fund 2015 T’s registration statement on Form N-2 (File No. 333-19882) filed on May 4, 2015

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from W. P. Carey Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2015 and 2014, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

W. P. Carey 9/30/2015 10-Q – 83

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.
Date:	November 5, 2015
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Financial Officer
(Principal Financial Officer)

Date:	November 5, 2015
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 9/30/2015 10-Q – 84

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Second Amended and Restated Bylaws of W. P. Carey Inc.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 23, 2015

10.1	Investment Advisory Agreement between Carey Credit Income Fund and Carey Credit Advisors, LLC	Incorporated by reference to Exhibit 99(g)(1) filed with Pre-Effective Amendment No. 3 to Carey Credit Income Fund 2015 T’s registration statement on Form N-2 (File No. 333-19882) filed on May 4, 2015

10.2	Investment Sub-Advisory Agreement among Carey Credit Advisors, LLC, Guggenheim Partners Investment Management, LLC and Carey Credit Income Fund	Incorporated by reference to Exhibit 99(g)(2) filed with Pre-Effective Amendment No. 3 to Carey Credit Income Fund 2015 T’s registration statement on Form N-2 (File No. 333-19882) filed on May 4, 2015

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from W. P. Carey Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2015 and 2014, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.
Filed herewith