Form 10-K
period 2015-12-31
W. P. Carey Inc.
filed 2016-02-26
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of last business day of the registrant’s most recently completed second fiscal quarter: $6.1 billion.
As of February 18, 2016 there were 104,529,350 shares of Common Stock of registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

W. P. Carey 2015 10-K – 1

Forward-Looking Statements

This Annual Report on Form 10-K, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding our review of strategic alternatives; capital markets; tenant credit quality; general economic overview; our expected range of Adjusted funds from operations, or AFFO; our corporate strategy; our capital structure; our portfolio lease terms; our international exposure and acquisition volume; our expectations about tenant bankruptcies and interest coverage; statements regarding estimated or future economic performance and results, including our underlying assumptions, occupancy rate, credit ratings, and possible new acquisitions by us and our investment management programs; the Managed Programs discussed herein, including their earnings; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust, or REIT; the amount and timing of any future dividends; our existing or future leverage and debt service obligations; our ability to sell shares under our “at the market” program and the use of any such proceeds from that program; our future prospects for growth; our projected assets under management; our future capital expenditure levels; our historical and anticipated funds from operations; our future financing transactions; our estimates of growth; and our plans to fund our future liquidity needs. These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition, liquidity, results of operations, AFFO, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors of this Report. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, potential investors are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this presentation, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.
All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part II, Item 8. Financial Statements and Supplementary Data.

W. P. Carey 2015 10-K – 2

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

Our owned real estate portfolio, which we believe is diversified by property type, tenant, tenant industry, and geographic location, is comprised primarily of single-tenant office, industrial, warehouse, and retail facilities that are essential to our corporate tenants’ operations. We have 222 corporate tenants and own 869 properties in 19 countries. As of December 31, 2015, approximately 64.0% of our contractual minimum annualized base rent, or ABR, was generated by properties located in the United States and approximately 36.0% was generated by properties located outside the United States, primarily in Western and Northern European countries.

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

Headquartered in New York, we also have offices in Dallas, London, Amsterdam, and Shanghai. At December 31, 2015, we employed 314 individuals.

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

W. P. Carey 2015 10-K – 3

We actively manage our real estate portfolio to mitigate risk with respect to any changes in tenant credit quality and probability of lease renewal. We believe that diversification with respect to property type, tenant, tenant industry, and geographic location is an important component of portfolio risk management and that we own a portfolio of real estate that is well-diversified across each of these categories.

In addition to managing our owned real estate portfolio, we currently act as the advisor to a series of publicly-owned, non-traded REITs for which we raise equity capital through public offerings of their shares, invest those funds, and manage their assets in return for fee revenue as specified in our advisory agreements with them. Since 1979, we have sponsored a series of 17 income-generating investment programs under the CPA® brand name that invest primarily in commercial real estate properties net leased to single tenants. At December 31, 2015, we were the advisor to Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global, and Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global. We were the advisor to CPA®:16 – Global until the CPA®:16 Merger on January 31, 2014. We refer to CPA®:16 – Global, CPA®:17 – Global, and CPA®:18 – Global together as the CPA® REITs.

At December 31, 2015, we were also the advisor to Carey Watermark Investors Incorporated, referred to as CWI 1, and Carey Watermark Investors 2 Incorporated, or CWI 2, two publicly-owned, non-traded REITs that invest in lodging and lodging-related properties. We refer to CWI 1 and CWI 2 together as the CWI REITs, and, together with the CPA® REITs, as the Managed REITs (Note 4). At December 31, 2015, we also served as the advisor to Carey Credit Income Fund, or CCIF, a business development company, or BDC, which is the master fund in a master/feeder fund structure. We refer to CCIF and the two feeder funds of CCIF, or the CCIF Feeder Funds, collectively as the Managed BDCs and, together with the Managed REITs, as the Managed Programs. See Significant Developments in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a summary of the funds we have raised on behalf of the Managed Programs.

We believe that our owned real estate investments provide our stockholders with a stable, growing source of income, primarily from lease revenues. We also believe that the fee income we generate from our advisory contracts with the Managed Programs provides our stockholders with attractive sources of additional income, a portion of which is more variable in nature.

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

Investment Management

We earn revenue as the advisor to the Managed Programs. Under the advisory agreements with the Managed Programs, we perform various services, including but not limited to the day-to-day management of the Managed Programs and transaction-related services, for which we earn revenues as follows:

•	We earn dealer manager fees in connection with the public offerings of the Managed Programs;

•	We structure and negotiate investments and debt placement transactions for the Managed REITs, for which we earn structuring revenue;

•	We manage the portfolios of the Managed REITs’ real estate investments and the loans made by CCIF, for which we earn asset-based management revenue;

•
The Managed Programs reimburse us for certain costs that we incur on their behalf, consisting primarily of broker-dealer commissions and marketing costs while we are raising funds for their public offerings, and certain personnel and overhead costs; and

•	We may also earn incentive and disposition revenue and receive other compensation in connection with providing liquidity alternatives to the Managed Programs’ stockholders.

W. P. Carey 2015 10-K – 4

Our business strategy includes exploring alternatives for expanding our investment management operations beyond advising the existing Managed Programs. Any such expansion could involve the purchase of properties or other investments as principal, either for our owned portfolio or with the intention of transferring such investments to a newly-created fund.

Investment Strategies

In analyzing potential investments for our owned real estate portfolio and the CPA® REITs, we review various aspects of a transaction, including tenant and real estate fundamentals, to determine whether a potential investment and lease will satisfy our investment criteria. In evaluating net-lease transactions, we generally consider, among other things, the following aspects of each transaction:

Tenant/Borrower Evaluation — We evaluate each potential tenant or borrower for its creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history, and capital structure, as well as other factors that may be relevant to a particular investment. We seek opportunities in which we believe the tenant may have a stable or improving credit profile or credit potential that has not been fully recognized by the market. Whether a prospective tenant or borrower is creditworthy is determined by our investment department and our independent investment committee, as described below. We define creditworthiness as a risk-reward relationship appropriate to our investment strategies, which may or may not coincide with ratings issued by the credit rating agencies. As such, creditworthy does not mean “investment grade,” as defined by the credit rating agencies.

We generally seek investments in facilities that we believe are critical to a tenant’s current business and that we believe have a low risk of tenant default. We rate each asset based on the asset’s market and liquidity and also based on how critical the asset is to the tenant’s operations. We also assess the relative risk of the portfolio quarterly. We evaluate the credit quality of our tenants utilizing an internal five-point credit rating scale, with one representing the highest credit quality (investment grade or equivalent) and five representing the lowest (bankruptcy or foreclosure). Investment grade ratings are provided by third-party rating agencies such as Standard & Poor’s Ratings Services or Moody’s Investors Service, although we may determine that a tenant is equivalent to investment grade even if the credit rating agencies have not made that determination. As of December 31, 2015, we had 38 tenants that were rated investment grade. Ratings for other tenants are generated internally utilizing metrics such as interest coverage and debt-to-earnings before interest, taxes, depreciation, and amortization, or EBITDA. These metrics are computed internally based on financial statements obtained from each tenant on a quarterly basis. Under the terms of our lease agreements, tenants are generally required to provide us with periodic financial statements. As of December 31, 2015, we had 184 non-investment grade tenants, with a weighted-average credit rating of 3.2.

Properties Critical to Tenant/Borrower Operations — We generally focus on properties that we believe are critical to the ongoing operations of the tenant. We believe that these properties provide better protection generally as well as in the event of a bankruptcy, since a tenant/borrower is less likely to risk the loss of a critically important lease or property in a bankruptcy proceeding or otherwise.

Diversification — We attempt to diversify our owned and managed portfolios to avoid dependence on any one particular tenant, borrower, collateral type, geographic location, or tenant/borrower industry. By diversifying the portfolios, we seek to reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region. While we have not endeavored to maintain any particular standard of diversity in our owned portfolio, we believe that it is reasonably well-diversified.

Lease Terms — Generally, the net-leased properties in which we invest will be leased on a full-recourse basis to the tenants or their affiliates. In addition, we seek to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied generally to increases in indices such as the Consumer Price Index, or CPI, or other similar index in the jurisdiction in which the property is located, but may contain caps or other limitations, either on an annual or overall basis. In the case of retail stores and hotels, the lease may provide for participation in gross revenues of the tenant above a stated level, which we refer to as a percentage rent. Alternatively, a lease may provide for mandated rental increases on specific dates.

Real Estate Evaluation — We review and evaluate the physical condition of the property and the market in which it is located. We consider a variety of factors, including current market rents, replacement cost, residual valuation, property operating history, demographic characteristics of the location and accessibility, competitive properties, and suitability for re-leasing. We obtain third-party environmental and engineering reports and market studies, if needed. When considering an investment outside the United States, we will also consider factors particular to foreign countries, including those mentioned in Item 1A. Risk Factors, in addition to the risks normally associated with real property investments.

W. P. Carey 2015 10-K – 5

Transaction Provisions to Enhance and Protect Value — We attempt to include provisions in the leases that we believe may help protect an investment from changes in the operating and financial characteristics of a tenant that may affect the tenant’s ability to satisfy its obligations to us or reduce the value of the investment. Such provisions include requiring our consent to specified tenant activity, requiring the tenant to provide indemnification protections, requiring the tenant to provide security deposits, and requiring the tenant to satisfy specific operating tests. We may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guaranty of obligations from the tenant’s corporate parent or other entity, security deposits, or through a letter of credit. This credit enhancement, if obtained, provides us with additional financial security. However, in markets where competition for net-lease transactions is strong, some or all of these provisions may be difficult to obtain. In addition, in some circumstances, tenants may retain the right to repurchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price or the fair market value of the property at the time the option is exercised.

Other Equity Enhancements — We may attempt to obtain equity enhancements in connection with transactions. These equity enhancements may involve warrants exercisable at a future time to purchase stock of the tenant or borrower or their parent. If warrants are obtained and become exercisable, and if the value of the stock subsequently exceeds the exercise price of the warrant, equity enhancements can help us to achieve our goal of increasing investor returns.

Investment Committee — We have an independent investment committee that provides services to us and to the CPA® REITs. Our investment department, under the oversight of our chief investment officer, is primarily responsible for evaluating, negotiating, and structuring potential investment opportunities. The investment committee is not directly involved in originating or negotiating potential investments, but instead functions as a separate and final step in the investment process. We place special emphasis on having experienced individuals serve on our investment committee. The investment committee retains the authority to identify categories of transactions that may be entered into without its prior approval.

Financing Strategies

We seek to maintain a conservative capital structure that enhances equity returns, maintains financial flexibility, and enables us to effectively match our assets and liabilities. Historically, we entered into secured debt such as mortgage financings collateralized by individual property assets to finance our business. We are actively reducing our reliance on secured debt and increasing the level of unencumbered assets on our balance sheet by paying off individual mortgage loans as they mature. In January 2014, we recast our unsecured line of credit and increased the amounts available to borrow thereunder, as compared to the prior facility, subject to certain covenants (Note 11). In addition to funding our working capital needs, this increased line of credit capacity will assist with our transition to becoming more of an unsecured borrower by enhancing our ability to repay a portion of our mortgage debt. During 2014 and 2015, we also issued corporate bonds (Note 11) and shares of our common stock (Note 13) in separate public offerings. We expect to continue to have access to a wide variety of capital sources, including the public debt and equity markets, although there can be no assurance that such access will be available to us at all times.

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

W. P. Carey 2015 10-K – 6

Our Portfolio

At December 31, 2015, our portfolio had the following characteristics:

•	Number of properties – full or partial ownership interests in 869 net-leased properties, two hotels, and one self-storage property;

•	Total net-leased square footage – 90.1 million; and

•	Occupancy rate – approximately 98.8%.

For more information about our portfolio, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview.

Tenant/Lease Information

At December 31, 2015, our tenants/leases had the following characteristics:

•	Number of tenants – 222;

•	Investment-grade tenants – 23%;

•	Weighted-average remaining lease term – 9.0 years;

•	95% of our leases provide rent adjustments as follows:

◦	CPI and similar – 70%

◦	fixed – 25%

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

In our Investment Management segment, we face active competition in raising funds for the Managed Programs, from other funds with similar investment objectives such as publicly-registered non-traded funds, publicly-traded funds, and private funds, including hedge funds. In addition, we face broad competition from other forms of investment. Currently, we raise substantially all of the funds for investment by the Managed Programs from investors within the United States.

Environmental Matters

We and the Managed REITs have invested, and expect to continue to invest, in properties currently or historically used as industrial, manufacturing, and commercial properties. Under various federal, state, and local environmental laws and regulations, current and former owners and operators of property may have liability for the cost of investigating, cleaning up, or disposing of hazardous materials released at, on, under, in, or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials. As part of our efforts to mitigate these risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property, and we frequently require sellers to address them before closing or obtain contractual protection (indemnities, cash reserves, letters of credit, or other instruments) from property sellers, tenants, a tenant’s parent company, or another third party to address known or potential environmental issues. With respect to our hotels and self-storage investments, which are not subject to net lease arrangements, there is no tenant of the property to provide indemnification, so we may be liable for costs associated with environmental contamination in the event any such circumstances arise after we acquire the property.

Financial Information About Geographic Areas

See Our Portfolio above and Note 17 for financial information pertaining to our geographic operations.

W. P. Carey 2015 10-K – 7

Available Information

We will supply to any stockholder, upon written request and without charge, a copy of this Report as filed with the SEC. All filings we make with the SEC, including this Report, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and any amendments to those reports, are available for free on our website, http://www.wpcarey.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. We are providing our website address solely for the information of investors. We do not intend our website to be an active link or to otherwise incorporate the information contained on our website into this Report or other filings with the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s website at http://www.sec.gov. Our Code of Business Conduct and Ethics, which applies to all employees, including our Chief Executive Officer and Chief Financial Officer, is available on our website at http://www.wpcarey.com. We intend to make available on our website any future amendments or waivers to our Code of Business Conduct and Ethics within four business days after any such amendments or waivers. Generally, we also post the dates of our upcoming scheduled financial press releases, telephonic investor calls, and investor presentations on the Investor Relations portion of our website at least ten days prior to the event. Our investor calls are open to the public and remain available on our website for at least two weeks thereafter.

Item 1A. Risk Factors.

Our business, results of operations, financial condition, and ability to pay dividends could be materially adversely affected by various risks and uncertainties, including those enumerated below. These risk factors may have affected, and in the future could affect, our actual operating and financial results and could cause such results to differ materially from those in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically and we cannot assure you that the factors described below list all risks that may become material to us at any later time.

Risks Related to Our Business

Adverse changes in general economic conditions can negatively affect our business.

Our success is dependent upon general economic conditions in the United States and in the international geographic areas where a substantial number of our investments are located. Adverse changes in economic conditions in the United States or these countries or regions would likely have a negative impact on real estate values and, accordingly, our financial performance, the market prices of our securities, and our ability to pay dividends.

Changes in investor preferences or market conditions could limit our ability to raise funds or make new investments on behalf of the Managed Programs.

In order to raise funds on behalf of the Managed Programs, we have relied predominantly on sales of the Managed Programs’ publicly-registered, non-traded securities to individual investors through participating selected dealers. Although we have diversified the selected dealers we use for fundraising on behalf of the Managed Programs, the majority of our fundraising efforts remain channeled through three major selected dealers. If this capital raising method were to become less available as a result of changes in market receptivity to non-liquid investments with high selected dealer fees, regulatory scrutiny, or other reasons, our ability to raise funds and make investments on behalf of the Managed Programs could be adversely affected. While we are not limited to raising funds through selected dealers (for example, some of the Managed Programs have obtained credit facilities for investment), our experience with other fundraising methods is limited.

The U.S. Department of Labor’s proposed regulation expanding the definition of fiduciary investment advice under ERISA could adversely affect our financial condition and results of operations.

On April 14, 2015, the U.S. Department of Labor, or the DOL, issued its re-proposed regulation addressing when a person providing investment advice with respect to an employee benefit plan or individual retirement account is considered to be a fiduciary under the Employee Retirement Income Security Act of 1974, or ERISA, and the Internal Revenue Code. The new proposal offers a broader definition of fiduciary investment advice covering specific recommendations on investments, investment management, the selection of persons to provide investment advice or management, and appraisals in connection with investment decisions, thereby expanding the group that would be considered investment advice fiduciaries under ERISA. The public comment period for the proposed regulation has ended and on January 28, 2016, the DOL submitted its final rule proposal to the Office of Management and Budget’s Office of Information and Regulatory Affairs. We cannot predict when or whether the regulation may be finalized, or how any final regulation may differ from the proposed regulation. If the final

W. P. Carey 2015 10-K – 8

regulation is finalized as proposed, it could (i) have negative implications on our ability to raise capital from potential investors, including those investing through individual retirement accounts and (ii) impact our ability to raise funds on behalf of the Managed Programs through their public offerings and their operations, as well as the fees we earn by serving as their advisor, which could adversely affect our financial condition and results of operations.

The implementation of changes to investor account statements for the Managed Programs described in Financial Industry Regulatory Authority, or FINRA, Regulatory Notice 15-02 may impact our ability to raise funds on behalf of the Managed Programs.

As described in FINRA Regulatory Notice 15-02, recent amendments to FINRA Rule 2310 and National Association of Securities Dealers Rule 2340 will, among other things, require investor account statements for unlisted REITs, including the Managed Programs, to reflect an estimated value per share (as determined based on either the net investment method or appraised value method) beginning on April 11, 2016. The rule changes will also require that account statements include additional disclosure regarding the sources of distributions to shareholders of unlisted entities. The implementation of these rules could adversely affect market demand for shares of unlisted REITs and unlisted BDCs and impact our ability to raise funds on behalf of the Managed Programs through their public offerings, which could in turn affect their operations and the fees we earn by serving as their advisor, impacting our financial condition and results of operations.

We face active competition for investments.

We face active competition for our investments from many sources, including insurance companies, credit companies, pension funds, private individuals, financial institutions, finance companies, and investment companies. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. In addition, when evaluating acceptable rates of return on behalf of the CPA® REITs, we consider a variety of factors, such as the cost of raising capital, the amount of revenue we can earn, and the performance hurdle rates of the relevant REIT. These factors may limit the number of investments that we make on behalf of the CPA® REITs, which will in turn restrict revenue growth from our investment management operations. We believe that the investment community remains risk averse and that the net lease financing market is perceived as a relatively conservative investment vehicle. Accordingly, we expect increased competition for investments, both domestically and internationally. Further capital inflows into our marketplace will place additional pressure on the returns that we can generate from our investments, as well as our willingness and ability to execute transactions. In addition, the majority of our and the CPA® REITs’ current investments are in single-tenant commercial properties that are subject to triple-net leases. Many factors, including changes in tax laws or accounting rules, may make these types of sale-leaseback transactions less attractive to potential sellers and lessees, which could negatively affect our ability to increase the amount of assets of this type under management.

A significant amount of our leases will expire within the next five years and we may have difficulty re-leasing or selling our properties if tenants do not renew their leases.

Within the next five years, approximately 25% of our leases, based on our ABR as of December 31, 2015, are due to expire. If these leases are not renewed, or if the properties cannot be re-leased on terms that yield comparable payments, then our lease revenues could be substantially adversely affected. In addition, if the current tenants choose to vacate, we may incur substantial costs in attempting to re-lease such properties. The terms of any new or renewed leases will depend on market conditions prevailing at the time of lease expiration. We may also seek to sell these properties, in which event we may incur losses, depending upon market conditions prevailing at the time of sale. Some of our net leases involve properties that are designed for the particular needs of a tenant. With these properties, we may be required to renovate or make rent concessions in order to lease the property to another tenant. In addition, if we are forced to sell these properties, we may have difficulty selling it to a party other than the tenant due to the property’s unique design. Real estate investments are generally less liquid than many other financial assets, which may limit our ability to quickly adjust our portfolio in response to changes in economic or other conditions. These and other limitations may affect our ability to re-lease or sell properties without adversely affecting returns to stockholders.

W. P. Carey 2015 10-K – 9

There may be competition among us and the Managed REITs for business opportunities.

We currently manage, and may in the future manage, REITs and other entities that have investment and/or rate of return objectives similar to our own. Those entities may be in competition with us with respect to properties, potential purchasers, sellers and lessees of properties, and mortgage financing opportunities. We have agreed to implement certain procedures to help manage any perceived or actual conflicts among us and the Managed REITs, including the following:

•	allocating funds based on numerous factors, including available cash, diversification/concentration, transaction size, tax, leverage, and fund life;

•	all transactions where we co-invest with a Managed REIT are subject to the approval of the independent directors of the applicable Managed REIT;

•	investment allocations are reviewed as part of the annual advisory contract renewal process of each CPA® REIT; and

•	quarterly review of all of our investment activities and the investment activities of the CPA® REITs by the independent directors of the CPA® REITs.

We are not required to meet any diversification standards; therefore, our investments may become subject to concentration risks.

Subject to our intention to maintain our qualification as a REIT, there are no limitations on the number or value of particular types of investments that we may make. We are not required to meet any diversification standards, including geographic diversification standards. Therefore, our investments may become concentrated in type or geographic location, which could subject us to significant concentration risks with potentially adverse effects on our investment objectives.

Because we invest in properties located outside the United States, we are exposed to additional risks.

We have invested, and may continue to invest, in properties located outside the United States. At December 31, 2015, our directly-owned real estate properties located outside of the United States represented 36% of current ABR. These investments may be affected by factors particular to the local jurisdiction where the property is located and may expose us to additional risks, including:

•
enactment of laws relating to the foreign ownership of property (including expropriation of investments) or laws and regulations relating to our ability to repatriate invested capital, profits, or cash and cash equivalents back to the United States;

•	legal systems where the ability to enforce contractual rights and remedies may be more limited than under U.S. law;

•
difficulty in complying with conflicting obligations in various jurisdictions and the burden of complying with a wide variety of foreign laws, which may be more stringent than U.S. laws, including land use, zoning, and environmental laws;

•	tax requirements vary by country and existing foreign tax laws and interpretations may change, which may result in additional taxes on our international investments;

•	changes in operating expenses, including real estate and other tax rates, in particular countries;

•	adverse market conditions caused by changes in national or local economic or political conditions;

•	changing laws or governmental rules and policies; and

•	changes in relative interest rates and the availability, cost, and terms of mortgage funds resulting from varying national economic policies.

In addition, the lack of publicly available information in certain jurisdictions in accordance with U.S. generally accepted accounting principles, or GAAP, could impair our ability to analyze transactions and may cause us to forego an investment opportunity for ourselves or the CPA® REITs. It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet reporting obligations to financial institutions or governmental or regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries. Further, our expertise to date is primarily in the United States and certain countries in Europe and Asia. We have less experience in other international markets and may not be as familiar with the potential risks to our and the CPA® REITs’ investments in these areas, which could cause us to incur losses as a result.

We may engage third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements with respect to properties we own or manage on behalf of the CPA® REITs. Failure to comply with applicable requirements may expose us or our operating subsidiaries to additional liabilities.

W. P. Carey 2015 10-K – 10

We are also subject to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar (our principal foreign currency exposure is to the euro). Since we have historically placed both our debt obligations and tenants’ rental obligations to us in the same currency, our results of foreign operations are adversely affected by a stronger U.S. dollar relative to foreign currencies (i.e., absent other considerations, a stronger U.S. dollar will reduce both our revenues and our expenses).

Our participation in joint ventures creates additional risk.

From time to time, we participate in joint ventures to purchase assets together with the Managed REITs and may do so as well with third parties. There are additional risks involved in joint venture transactions. As a co-investor in a joint venture, we may not be in a position to exercise sole decision-making authority relating to the property, joint venture, or our investment partner. In addition, there is the potential that our investment partner may become bankrupt or that we may have diverging or inconsistent economic or business interests. These diverging interests could, among other things, expose us to liabilities in the joint venture in excess of our proportionate share of those liabilities. The partition rights of each owner in a jointly-owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that members of our board may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

If we recognize substantial impairment charges on our properties or investments, our net income may be reduced.

We recognized impairment charges totaling $29.9 million for the year ended December 31, 2015. In the future, we may incur substantial impairment charges, which we are required to recognize: (i) whenever we sell a property for less than its carrying value or we determine that the carrying amount of the property is not recoverable and exceeds its fair value; (ii) for direct financing leases, whenever the unguaranteed residual value of the underlying property has declined on an other-than-temporary basis; and (iii) for equity investments, whenever the estimated fair value of the investment’s underlying net assets in comparison with the carrying value of our interest in the investment has declined on an other-than-temporary basis. By their nature, the timing or extent of impairment charges are not predictable. We may incur non-cash impairment charges in the future, which may reduce our net income.

Because we use debt to finance investments, our cash flow could be adversely affected.

Historically, most of our investments have been made by borrowing a portion of the total investment and securing the loan with a mortgage on the property. We generally borrowed on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. Additionally, lenders for our international mortgage loan transactions typically incorporate various covenants and other provisions that can cause a technical loan default, including loan to value ratio, debt service coverage ratio, and material adverse changes in the borrower’s or tenant’s business. Accordingly, if the real estate value declines or the tenant defaults, the lender would have the right to foreclose on its security. If any of these events were to occur, it could cause us to lose part or all of our investment, which could reduce the value of our portfolio and revenues available for distribution to our stockholders.

Some of our financing may also require us to make a balloon payment at maturity. Our ability to make such balloon payments may depend upon our ability to refinance the obligation, invest additional equity, or sell the underlying property. When a balloon payment is due, however, we may be unable to refinance the balloon payment on terms as favorable as the original loan, make the payment with existing cash or cash resources, or sell the property at a price sufficient to cover the payment. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of national and regional economies, local real estate conditions, available mortgage or interest rates, availability of credit, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties, and tax laws. A refinancing or sale could affect the rate of return to stockholders and the projected disposition timeline of our assets.

W. P. Carey 2015 10-K – 11

Our level of indebtedness and the limitations imposed on us by our debt agreements could have significant adverse consequences.

Our consolidated indebtedness as of December 31, 2015 was approximately $4.5 billion, representing a leverage ratio (total debt less cash to EBITDA) of approximately 6.3. This consolidated indebtedness was comprised of (i) $1.5 billion in Senior Unsecured Notes (which includes $500.0 million of our 4.6% Senior Notes, which were issued in March 2014, and €500.0 million of our 2.0% Senior Euro Notes and $450.0 million of our 4.0% Senior Notes, each of which were issued in January 2015), (ii) $2.3 billion in non-recourse mortgages, and (iii) $735.0 million outstanding under our Senior Unsecured Credit Facility. Our level of indebtedness and the limitations imposed by our debt agreements could have significant adverse consequences, including the following:

•	it may increase our vulnerability to general adverse economic conditions and limiting our flexibility in planning for, or reacting to, changes in our business and industry;

•
we may be required to use a substantial portion of our cash flow from operations for the payment of principal and interest on indebtedness, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures, and general corporate requirements;

•	we may be at a disadvantage compared to our competitors with comparatively less indebtedness;

•	it could cause us to violate restrictive covenants in our debt agreements, which would entitle lenders and other debtholders to accelerate the maturity of such debt;

•	debt service requirements and financial covenants relating to our indebtedness may limit our ability to maintain our REIT qualification;

•
we may be unable to hedge our debt, counterparties may fail to honor their obligations under any of our hedge agreements, our hedge agreements may not effectively protect us from interest rate or currency fluctuation risk, and we will be exposed to existing, and potentially volatile, interest or currency exchange rates upon the expiration of any of our hedge agreements;

•	because a portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense;

•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms, in order to service our debt or if we fail to meet our debt service obligations, in whole or in part;

•
upon any default on our secured indebtedness, lenders may foreclose on the properties or our interests in the entities that own the properties securing such indebtedness and receive an assignment of rents and leases; and

•
we may be unable to raise additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to capitalize upon acquisition opportunities or meet operational needs.

If any one of these events were to occur, our business, financial condition, liquidity, results of operations, earnings, and prospects, as well as our ability to satisfy all of our debt obligations (including those under our Senior Unsecured Credit Facility, our Senior Unsecured Notes, or other similar debt securities that we may issue in the future), could be materially and adversely affected. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, a circumstance that could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code.

We may not be able to generate sufficient cash flow to meet all of our existing or potential future debt service obligations.

Our ability to meet all of our existing or potential future debt service obligations (including those under our Senior Unsecured Credit Facility and our Senior Unsecured Notes, or other similar debt securities that we may issue in the future), to refinance our existing or potential future indebtedness, and to fund our operations, working capital, acquisitions, capital expenditures, and other important business uses, depends on our ability to generate sufficient cash flow in the future. Our future cash flow is subject to, among other factors, general economic, industry, financial, competitive, operating, legislative, and regulatory conditions, many of which are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us on favorable terms, or at all, in amounts sufficient to enable us to meet all of our existing or potential future debt service obligations, or to fund our other important business uses or liquidity needs. Furthermore, if we incur additional indebtedness in connection with future acquisitions or development projects or for any other purpose, our existing or potential future debt service obligations could increase significantly and our ability to meet those obligations could depend, in large part, on the returns from such acquisitions or projects, as to which no assurance can be given.

W. P. Carey 2015 10-K – 12

We may need to refinance all or a portion of our indebtedness at or prior to maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things, (i) our business, financial condition, liquidity, results of operations, AFFO, prospects, and then-current market conditions; and (ii) restrictions in the agreements governing our indebtedness. As a result, we may not be able to refinance any of our indebtedness or obtain additional financing on favorable terms, or at all.

If we do not generate sufficient cash flow from operations and additional borrowings or refinancings are not available to us, we may be unable to meet all of our existing or potential future debt service obligations. As a result, we would be forced to take other actions to meet those obligations, such as selling properties, raising equity, or delaying capital expenditures, any of which could have a material adverse effect on us. Furthermore, we cannot assure you that we will be able to effect any of these actions on favorable terms, or at all.

The effective subordination of our Senior Unsecured Notes, or other similar debt securities that we may issue in the future, may limit our ability to meet all of our debt service obligations.

Our Senior Unsecured Notes are unsecured and unsubordinated obligations and rank equally in right of payment with each other and with all of our unsecured and unsubordinated indebtedness. However, our Senior Unsecured Notes are effectively subordinated in right of payment to all of our secured indebtedness to the extent of the value of the collateral securing such indebtedness. As of December 31, 2015, we had $2.3 billion of secured consolidated indebtedness outstanding. While the indenture governing our Senior Unsecured Notes limits our ability to incur secured indebtedness in the future, it does not prohibit us from incurring such indebtedness if we and our subsidiaries are in compliance with certain financial ratios and other requirements at the time of incurrence. In the event of a bankruptcy, liquidation, dissolution, reorganization, or similar proceeding with respect to us, the holders of any secured indebtedness will be entitled to proceed directly against the collateral that secures such indebtedness. Therefore, the collateral will not be available for satisfaction of any amounts owed under our unsecured indebtedness, including our Senior Unsecured Notes or similar debt securities that we may issue in the future, until such secured indebtedness is satisfied in full.

Our Senior Unsecured Notes are also effectively subordinated to all liabilities, whether secured or unsecured, and any preferred equity of our subsidiaries, which is particularly important because we have no significant operations or assets other than our equity interests in our subsidiaries. In the event of a bankruptcy, liquidation, dissolution, reorganization, or similar proceeding with respect to any of our subsidiaries, we (as a common equity owner of such subsidiary), and therefore holders of our debt (including our Senior Unsecured Notes or similar debt securities that we may issue in the future), will be subject to the prior claims of such subsidiary's creditors, including trade creditors and preferred equity holders. As of December 31, 2015, our subsidiaries had approximately $3.3 billion of indebtedness and other liabilities outstanding and no preferred equity.

Despite our substantial outstanding indebtedness, we may still incur significantly more indebtedness in the future, which would exacerbate any or all of the risks described herein.

We may incur substantial additional indebtedness in the future. Although the agreements governing our indebtedness do limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. To the extent that we incur substantial additional indebtedness in the future, the risks associated with our substantial leverage described herein, including our inability to meet all of our debt service obligations, would be exacerbated.

The indenture governing our Senior Unsecured Notes contains restrictive covenants that may limit our ability to expand or fully pursue our business strategies.

The indenture governing our Senior Unsecured Notes contains financial and operating covenants that, among other things, may limit our ability to take specific actions, even if we believe them to be in our best interest (e.g. subject to certain exceptions, our ability to consummate a merger, consolidation, or a transfer of all or substantially all of our consolidated assets to another person is restricted).

In addition, our current debt agreements require us to meet specified financial ratios and the indenture governing our Senior Unsecured Notes requires us to (i) limit the amount of our total debt and the amount of our secured debt before incurring new debt, (ii) maintain at all times a specified ratio of unencumbered assets to unsecured debt, and (iii) meet a debt service coverage ratio before incurring new debt. These covenants may restrict our ability to expand or fully pursue our business strategies. Our ability to comply with these and other provisions of our debt agreements may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments, or other events

W. P. Carey 2015 10-K – 13

beyond our control. The breach of any of these covenants could result in a default under our indebtedness, which could result in the acceleration of the maturity of such indebtedness and potentially other indebtedness. If any of our indebtedness is accelerated prior to maturity, we may not be able to repay such indebtedness or refinance such indebtedness on favorable terms, or at all.

The market price of our Senior Unsecured Notes may be volatile.

The market price of our Senior Unsecured Notes may be highly volatile and subject to wide fluctuations. The market price of our Senior Unsecured Notes may fluctuate as a result of factors, such as changes in interest rates, that are beyond our control or unrelated to our historical and projected business, financial condition, liquidity, results of operations, earnings, or prospects. It is impossible to assure investors that the market price of our Senior Unsecured Notes will not fall in the future and it may be difficult for investors to resell our Senior Unsecured Notes at prices they find attractive, or at all. Furthermore, while the 2.0% Senior Euro Notes have been listed on the New York Stock Exchange, no assurance can be given that such listing can be maintained or that it will ensure an active trading market for the 2.0% Senior Euro Notes. In addition, there is currently no public market for the other Senior Unsecured Notes. Therefore, if an active trading market does not exist for our Senior Unsecured Notes, investors may not be able to resell them on favorable terms when desired, or at all. The liquidity of the trading market, if any, and the future market price of our Senior Unsecured Notes will depend on many factors, including, among other things, prevailing interest rates; our business, financial condition, liquidity, results of operations, AFFO, and prospects; the market for similar securities; and the state of the overall securities market. It is possible that the market for the Senior Unsecured Notes will be subject to disruptions, which may have a negative effect on the holders of our Senior Unsecured Notes, regardless of our business, financial condition, liquidity, results of operations, AFFO, or prospects.

Volatility and disruption in capital markets could materially and adversely impact us.

The capital markets may experience extreme volatility and disruption, which could make it more difficult to raise capital. If we cannot access the capital markets or if we cannot access capital upon favorable terms, we may be required to liquidate one or more investments in properties at times that may not permit us to realize the maximum return on those investments (which could also result in adverse tax consequences and affect our ability to capitalize on acquisition opportunities and/or meet operational needs). Moreover, market turmoil could lead to decreased consumer confidence and widespread reduction of business activity, which may materially and adversely impact us, including our ability to acquire and dispose of properties.

A downgrade in our credit ratings could materially adversely affect our business and financial condition as well as the market price of our Senior Unsecured Notes.

We plan to manage our operations to maintain investment grade status with a capital structure consistent with our current profile, but there can be no assurance that we will be able to maintain our current credit ratings. Our credit ratings could change based upon, among other things, our historical and projected business, financial condition, liquidity, results of operations, AFFO, and prospects. These ratings are subject to ongoing evaluation by credit rating agencies and we cannot provide any assurance that our ratings will not be changed or withdrawn by a rating agency in the future. If any of the credit rating agencies that have rated us downgrades or lowers our credit rating, or if any credit rating agency indicates that it has placed our rating on a “watch list” for a possible downgrading or lowering, or otherwise indicates that its outlook for our rating is negative, it could have a material adverse effect on our costs and availability of capital, which could in turn have a material adverse effect on us and on our ability to satisfy our debt service obligations (including those under our Senior Unsecured Credit Facility, our Senior Unsecured Notes, or other similar debt securities that we may issue in the future) and to pay dividends on our common stock. Furthermore, any such action could negatively impact the market price of our Senior Unsecured Notes.

Our leases may permit tenants to purchase a property at a predetermined price, which could limit our realization of any appreciation or result in a loss.

In some circumstances, we may grant tenants a right to repurchase the properties they lease from us. The purchase price may be a fixed price or it may be based on a formula or the market value at the time of exercise. If a tenant exercises its right to purchase the property and the property’s market value has increased beyond that price, we would not be able to fully realize the appreciation on that property. Additionally, if the price at which the tenant can purchase the property is less than our carrying value (e.g., where the purchase price is based on an appraised value), we may incur a loss.

W. P. Carey 2015 10-K – 14

Our ability to fully control the management of our net-leased properties may be limited.

The tenants or managers of net-leased properties are responsible for maintenance and other day-to-day management of the properties. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance expenditures or other liabilities once the property becomes free of the lease. While our leases generally provide for recourse against the tenant in these instances, a bankrupt or financially-troubled tenant may be more likely to defer maintenance and it may be more difficult to enforce remedies against such a tenant. In addition, to the extent tenants are unable to successfully conduct their operations, their ability to pay rent may be adversely affected. Although we endeavor to monitor, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of our properties, such monitoring may not always ascertain or forestall deterioration either in the condition of a property or the financial circumstances of a tenant.

The value of our real estate is subject to fluctuation.

We are subject to all of the general risks associated with the ownership of real estate. While the revenues from our leases are not directly dependent upon the value of the real estate owned, significant declines in real estate values could adversely affect us in many ways, including a decline in the residual values of properties at lease expiration, possible lease abandonments by tenants, and a decline in the attractiveness of triple-net lease transactions to potential sellers. We also face the risk that lease revenue will be insufficient to cover all corporate operating expenses and debt service payments we incur. General risks associated with the ownership of real estate include:

•	adverse changes in general or local economic conditions;

•	changes in the supply of, or demand for, similar or competing properties;

•	changes in interest rates and operating expenses;

•	competition for tenants;

•	changes in market rental rates;

•	inability to lease or sell properties upon termination of existing leases;

•	renewal of leases at lower rental rates;

•	inability to collect rents from tenants due to financial hardship, including bankruptcy;

•	changes in tax, real estate, zoning, or environmental laws that adversely impact the value of real estate;

•	uninsured property liability, property damage, or casualty losses;

•	unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state, and local laws;

•	exposure to environmental losses;

•	changes in foreign exchange rates; and

•	force majeure and other factors beyond the control of our management.

In addition, the initial appraisals that we obtain on our properties are generally based on the value of the properties when they are leased. If the leases on the properties terminate, the value of the properties may fall significantly below the appraised value, which could result in impairment charges on the properties.

Because most of our properties are occupied by a single tenant, our success is materially dependent upon the tenant’s financial stability.

Most of our properties are occupied by a single tenant; therefore, the success of our investments is materially dependent on the financial stability of these tenants. Revenues from several of our tenants/guarantors constitute a significant percentage of our lease revenues. Our top ten tenants accounted for approximately 31.6% of total ABR at December 31, 2015. Lease payment defaults by tenants could negatively impact our net income and reduce the amounts available for distribution to stockholders. As some of our tenants may not have a recognized credit rating, these tenants may have a higher risk of lease defaults than tenants with a recognized credit rating. In addition, the bankruptcy or default of a tenant could cause the loss of lease payments as well as an increase in the costs incurred to carry the property until it can be re-leased or sold. We have had, and may in the future have, tenants file for bankruptcy protection. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting the investment and re-leasing the property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss.

W. P. Carey 2015 10-K – 15

The bankruptcy or insolvency of tenants or borrowers may cause a reduction in our revenue and an increase in our expenses.

Bankruptcy or insolvency of a tenant or borrower could cause: the loss of lease or interest and principal payments; an increase in the costs incurred to carry the property; litigation; a reduction in the value of our shares; and/or a decrease in amounts available for distribution to our stockholders.

Under U.S. bankruptcy law, a tenant that is the subject of bankruptcy proceedings has the option of assuming or rejecting any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. The maximum claim will be capped at the amount owed for unpaid rent prior to the bankruptcy (unrelated to the termination), plus the greater of one year’s lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years’ lease payments). In addition, due to the long-term nature of our leases and, in some cases, terms providing for the repurchase of a property by the tenant, a bankruptcy court could recharacterize a net lease transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but we might have rights as a secured creditor. Those rights would not include a right to compel the tenant to timely perform its obligations under the lease but may instead entitle us to “adequate protection,” a bankruptcy concept that applies to protect against a decrease in the value of the property if the value of the property is less than the balance owed to us.

Insolvency laws outside the United States may not be as favorable to reorganization or the protection of a debtor’s rights as in the United States. Our right to terminate a lease for default may be more likely to be enforced in foreign jurisdictions where a debtor/tenant or its insolvency representative lacks the right to force the continuation of a lease without our consent. Nonetheless, such laws may permit a tenant or an appointed insolvency representative to terminate a lease if it so chooses.

In addition, in circumstances where the bankruptcy laws of the United States are considered to be more favorable to debtors and/or their reorganization, entities that are not ordinarily perceived as U.S. entities may seek to take advantage of U.S. bankruptcy laws (an entity would be eligible to be a debtor under the U.S. bankruptcy laws if it had a domicile (state of incorporation or registration), place of business, or assets in the United States). If a tenant became a debtor under U.S. bankruptcy laws, it would then have the option of assuming or rejecting any unexpired lease. As a general matter, after the commencement of bankruptcy proceedings and prior to assumption or rejection of an expired lease, U.S. bankruptcy laws provide that, until such unexpired lease is assumed or rejected, the tenant or its trustee must perform the tenant’s obligations under the lease in a timely manner. However, under certain circumstances, the time period for performance of such obligations may be extended by an order of the bankruptcy court. We and certain of the CPA® REITs have had tenants file for bankruptcy protection and have been involved in bankruptcy-related litigation (including with several international tenants). Historically, four of the seventeen CPA® programs temporarily reduced the rate of distributions to their investors as a result of adverse developments involving tenants.

Similarly, if a borrower under one of our loan transactions declares bankruptcy, there may not be sufficient funds to satisfy its payment obligations to us, which may adversely affect our revenue and distributions to our stockholders. The mortgage loans that we may invest in may also be subject to delinquency, foreclosure, and loss, which could result in losses to us.

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

We own commercial properties and are subject to the risk of liabilities under federal, state, and local environmental laws. These responsibilities and liabilities also exist for properties owned by the Managed REITs, and if they become liable for these costs, their ability to pay for our services could be materially affected. Some of these laws could impose the following on us:

•
responsibility and liability for the cost of investigation and removal or remediation (including at appropriate disposal facilities) of hazardous or toxic substances in, on, or migrating from our property, generally without regard to our knowledge of, or responsibility for, the presence of these contaminants;

•
liability for claims by third parties based on damages to natural resources or property, personal injuries, or costs of removal or remediation of hazardous or toxic substances in, on, or migrating from our property;

•	responsibility for managing asbestos-containing building materials and third-party claims for exposure to those materials; and

•	claims being made against us by the Managed REITs for inadequate due diligence.

W. P. Carey 2015 10-K – 16

Our costs of investigation, remediation, or removal of hazardous or toxic substances, or for third-party claims for damages, may be substantial. The presence of hazardous or toxic substances at any of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination or otherwise adversely affect our ability to sell or lease the property or to borrow using the property as collateral. In addition, environmental liabilities, or costs or operating limitations imposed on a tenant by environmental laws, could affect its ability to make rental payments to us. And although we endeavor to avoid doing so, we may be required, in connection with any future divestitures of property, to provide buyers with indemnifications against potential environmental liabilities.

Revenue and earnings from our investment management operations are subject to volatility, which may cause our investment management revenue to fluctuate.

Growth in revenue from our investment management operations is dependent in large part on (i) future capital raising in existing or future managed entities and (ii) our ability to make investments that meet the investment criteria of these entities, both of which are subject to uncertainty with respect to capital market and real estate market conditions. This uncertainty creates volatility in our earnings because of the resulting fluctuation in transaction-based revenue. Asset management revenue may be affected by factors that include not only our ability to increase the Managed REITs’ portfolio of properties under management, but also changes in valuation of those properties and sales of the Managed REIT properties. In addition, revenue from our investment management operations, as well as the value of our interests in the Managed REITs and dividend income from those interests, may be significantly affected by the results of operations of the Managed REITs. Each of the CPA® REITs has invested the majority of its assets (other than short-term investments) in triple-net leased properties substantially similar to those we hold. Consequently, the results of operations of, and cash available for distribution by, each of the CPA® REITs are likely to be substantially affected by the same market conditions, and are subject to the same risk factors, as the properties we own. Historically, four of the seventeen CPA® programs temporarily reduced the rate of distributions to their investors as a result of adverse developments involving tenants.

Each of the Managed REITs that we currently manage may incur significant debt that, either due to liquidity problems or restrictive covenants contained in their borrowing agreements, could restrict their ability to pay revenue owed to us when due. In addition, the revenue payable under each of our current investment advisory agreements is subject to a variable annual cap based on a formula tied to the assets and income of that Managed REIT. This cap may limit the growth of our investment management revenue. Furthermore, our ability to earn revenue related to the disposition of properties is primarily tied to providing liquidity events for the Managed REIT investors. Our ability to provide such liquidity, and to do so under circumstances that will satisfy the applicable subordination requirements, will depend on market conditions at the relevant time, which may vary considerably over a period of years. In any case, liquidity events typically occur several years apart, and income from our investment management operations is likely to be significantly higher in years when such events occur.

Because the revenue streams from the advisory agreements we have with the Managed REITs are subject to limitation or cancellation, any such termination could have a material adverse effect on our business, results of operations, and financial condition.

The advisory agreements under which we provide services to the Managed REITs are renewable annually and may generally be terminated by each Managed REIT upon 60 days’ notice, with or without cause. Unless otherwise renewed, the advisory agreement with each of the CPA® REITs is scheduled to expire on March 31, 2016 and the advisory agreement with each of CWI 1 and CWI 2 is scheduled to expire on December 31, 2016. There can be no assurance that these agreements will not expire or be terminated. CPA®:17 – Global, CPA®:18 – Global, CWI 1, and CWI 2 each have the right, but not the obligation, upon certain terminations to repurchase our interests in their operating partnerships at fair market value. If such right is not exercised, we would remain as a limited partner of the respective operating partnerships. Nonetheless, any such termination would have a material adverse effect on our business, results of operations, and financial condition.

W. P. Carey 2015 10-K – 17

A potential change in U.S. accounting standards regarding operating leases may make the leasing of facilities less attractive to our potential domestic tenants, which could reduce overall demand for our leasing services.

A lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is generally considered to be met if, among other things, the non-cancelable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value at lease inception. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In November 2015, the Financial Accounting Standards Board directed the staff to draft a final Accounting Standards Update, or ASU, on leases for vote by written ballot. In addition, the Financial Accounting Standards Board decided that for (i) public business entities, (ii) a not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an-over-the-counter market, and (iii) an employee benefit plan that files or furnishes statements with or to the SEC (collectively referred to as “public business entities”), the final leases standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; for all other entities, the final leases standard will be effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application will be permitted for all entities upon issuance of the final standard. In the first quarter of 2016, the International Accounting Standards Board and the Financial Accounting Standards Board finalized their standards, which bring most leases on the balance sheet for lessees under a single model. For lessors, however, the accounting remains largely unchanged and the distinction between operating and finance leases is retained. Both standards are effective for annual reporting periods beginning on or after January 1, 2019. Changes to the accounting guidance could affect both our and the CPA® REITs’ lease accounting, as well as that of our and the CPA® REITs’ tenants. These changes would impact most companies, but are particularly applicable to those that are significant users of real estate. The standards outline a completely new model for accounting by lessees, whereby their rights and obligations under most leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize.

The BDCs are subject to extensive regulation.

We sponsor three closed-end funds in a master/feeder fund structure that have each elected to be treated as a BDC. These BDCs are subject to certain provisions of the Investment Company Act of 1940, as amended, and the rules and regulations thereunder, collectively referred to herein as the Investment Company Act. We also serve as the investment adviser for the master fund, CCIF, and are subject to the Investment Advisers Act of 1940, as amended, and the rules and regulations thereunder. Failure to comply with such rules and regulations could result in liability and/or adversely affect the operation of the BDCs and our ability to successfully raise funds for the BDCs or to generate revenue as the advisor to CCIF.

Our investment advisory agreement with CCIF may be terminated upon short notice.

The management and incentive fees that we are paid for managing CCIF are subject to the right of CCIF’s board of trustees under the investment advisory agreement to terminate our management of CCIF on as little as 60 days' prior notice. There can be no assurance that our investment advisory agreement with CCIF will not be terminated. Upon our termination as CCIF’s advisor, CCIF may terminate our interest in their revenues, expenses, income, losses, distributions, and capital by paying us an amount equal to the then-present fair market value of our interest (excluding any interest we may have in CCIF’s common or preferred stock), as determined between us and CCIF. Any such termination would diminish our ability to generate revenue from the BDCs, which could have a material adverse effect on our business, results of operations, and financial condition.

The BDCs may be affected by poor investment performance by portfolio companies in which CCIF invests.

Poor investment returns for the portfolio companies in which CCIF invests may reduce the amount of management and incentive fees that we earn. CCIF may experience poor returns due to general market conditions, insufficient fundraising, or underperformance by portfolio companies in which it invests. These factors may also affect CCIF’s ability to invest in new portfolio companies or reinvest in existing portfolio companies. If such factors continue to persist, CCIF may be forced to liquidate its position in a portfolio company at an inopportune time.

W. P. Carey 2015 10-K – 18

Our operations could be restricted if we become subject to the Investment Company Act and your investment return, if any, may be reduced if we are required to register as an investment company under the Investment Company Act.

A person will generally be deemed to be an “investment company” for purposes of the Investment Company Act if:

•	it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities; or

•	it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

We believe that we and our subsidiaries are engaged primarily in the business of acquiring and owning interests in real estate. We do not hold ourselves out as being engaged primarily in the business of investing, reinvesting, or trading in securities. Accordingly, we do not believe that we are an investment company as defined under the Investment Company Act. If we were required to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things, (i) limitations on our capital structure (including our ability to use leverage), (ii) restrictions on specified investments, (iii) prohibitions on proposed transactions with “affiliated persons” (as defined in the Investment Company Act), and (iv) compliance with reporting, record keeping, voting, proxy disclosure, and other rules and regulations that would significantly increase our operating expenses.

Although we intend to monitor our portfolio, there can be no assurance that we will be able to maintain an exclusion or exemption from registration as an investment company under the Investment Company Act. In order to maintain compliance with an Investment Company Act exemption or exclusion, we may be unable to sell assets that we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired, or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and that would be important to our investment strategy. If we were required to register as an investment company, we may be prohibited from engaging in our business as currently conducted because, among other things, the Investment Company Act imposes significant limitations on an investment company’s leverage. Furthermore, if we fail to comply with the Investment Company Act, criminal and civil actions could be brought against us, our contracts could be unenforceable, and a court could appoint a receiver to take control of us and liquidate our business. Were any of these results to occur, your investment return, if any, may be reduced.

We are not currently registered as an Investment Advisor and our failure to do so could subject us to civil and/or criminal penalties.

If the SEC determines that we are an investment advisor, we will have to register as an investment adviser with the SEC pursuant to the Investment Advisers Act of 1940, or Investment Advisers Act. Registration requirements for investment advisers are significant and burdensome. In addition, if we are deemed to be an investment advisor and are required to register with the SEC as an investment adviser, we will become subject to the requirements of the Investment Advisers Act. The Investment Advisers Act requires: (i) fiduciary duties to clients; (ii) substantive prohibitions and requirements; (iii) contractual requirements; (iv) record-keeping requirements; and (v) administrative oversight by the SEC, primarily by inspection. Requirements and obligations imposed on investment advisers can be burdensome and costly. If it is deemed that we are out of compliance with such rules and regulations, we may be subject to civil and/or criminal penalties.

Expansion into international markets increases our operational, regulatory and other risks.

We have increased our international business activities. As a result of such expansion, we face increased operational, regulatory, compliance and reputational risks. The failure of our compliance and internal control systems to properly mitigate such additional risks, or of our operating infrastructure to support such expansion, could result in operational failures and regulatory fines or sanctions. Our operations in the United Kingdom, the European Economic Area, or the EEA, Australia, and other countries are subject to significant compliance, disclosure, and other obligations. The European Union Alternative Investment Fund Managers Directive, or the Directive, as transposed into national law within the states of the EEA, established a new EEA regulatory regime for alternative investment fund managers, including private equity and hedge fund managers. The Directive generally applies to managers with a registered office in the EEA managing one or more alternative investments funds. Compliance with the requirements of the Directive will impose additional compliance burdens and expense for us and could reduce our operating flexibility and fundraising opportunities. The Directive may also limit our operating flexibility and impact our ability to expand in EEA or other markets. Activity in international markets also exposes us to fluctuations in currency exchange rates, which may adversely affect the U.S. dollar value of revenues, expenses and assets associated with our business

W. P. Carey 2015 10-K – 19

activities outside the United States. Actual and anticipated changes in current exchange rates may also negatively impact our operations.

We depend on key personnel for our future success, and the loss of key personnel or inability to attract and retain personnel could harm our business.

Our future success depends in large part on our ability to hire and retain a sufficient number of qualified personnel, including our executive officers. The nature of our executive officers’ experience and the extent of the relationships they have developed with real estate professionals and financial institutions are important to the success of our business. We cannot provide any assurances regarding their continued employment with us. The loss of the services of certain of our executive officers could detrimentally affect our business and prospects.

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

Our charter contains 7.9% ownership limits. Our charter, subject to certain exceptions, authorizes our directors to take such actions as are necessary and desirable to limit any person to beneficial or constructive ownership of (i) 7.9%, in either value or number of shares, whichever is more restrictive, of our aggregate outstanding shares of common and preferred stock (excluding any outstanding shares of our common or preferred stock not treated as outstanding for federal income tax purposes) or (ii) 7.9%, in either value or number of shares, whichever is more restrictive, of our aggregate outstanding shares of common stock (excluding any of our outstanding shares of common stock not treated as outstanding for federal income tax purposes). Our board of directors, in its sole discretion, may exempt a person from such ownership limits, provided that they obtain such representations, covenants, and undertakings as appropriate to determine that the exemption would not affect our REIT status. Our board of directors may also increase or decrease the common stock ownership limit and/or the aggregate stock ownership limit so long as the change would not result in five or fewer persons beneficially owning more than 49.9% in value of our outstanding stock. The ownership limits and other stock ownership restrictions contained in our charter may delay or prevent a transaction or change of control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

Our board of directors may modify our authorized shares of stock of any class or series and may create and issue a class or series of common stock or preferred stock without stockholder approval.

Our charter empowers our board of directors to, without stockholder approval, increase or decrease the aggregate number of shares of our stock or the number of shares of stock of any class or series that we have authority to issue; classify any unissued shares of common stock or preferred stock; reclassify any previously classified, but unissued, shares of common stock or preferred stock into one or more classes or series of stock; and issue such shares of stock so classified or reclassified. Our board of directors may determine the relative rights, preferences, and privileges of any class or series of common stock or preferred stock issued. As a result, we may issue series or classes of common stock or preferred stock with preferences, dividends, powers, and rights (voting or otherwise) senior to the rights of current holders of our common stock. The issuance of any such classes or series of common stock or preferred stock could also have the effect of delaying or preventing a change of control transaction that might otherwise be in the best interests of our stockholders.

W. P. Carey 2015 10-K – 20

Certain provisions of Maryland law could inhibit changes in control.

Certain provisions of the Maryland General Corporation Law may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control that could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock, including:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock), or an affiliate thereof, for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and supermajority voting requirements on these combinations; and

•
“control share” provisions that provide that holders of “control shares” of our company (defined as voting shares which, when aggregated with all other shares owned or controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

Future issuances of debt securities (which would rank senior to our common stock upon our liquidation) and equity securities (which would dilute the holdings of our existing common stockholders and may be senior to our common stock for the purposes of making distributions) may negatively affect the market price of our common stock.

We may issue debt or equity securities or incur additional borrowings in the future. Upon our liquidation, holders of our debt securities and other loans and preferred stock will receive a distribution of our available assets before common stockholders. If we incur debt in the future, our future interest costs could increase and adversely affect our liquidity, AFFO, and results of operations.

W. P. Carey 2015 10-K – 21

The issuance or sale (either directly by us or in the secondary market) of substantial amounts of our common stock; the perception that such issuances or sales of common stock could occur; or the availability for future issuance or sale of our common stock, or securities convertible into or exchangeable or exercisable for our common stock; could materially and adversely affect the market price of our common stock and our ability to raise capital through future offerings of equity or equity-related securities. However, our future growth will depend, in part, upon our ability to raise additional capital, including through the issuance of equity securities. In September 2014, we issued 4,600,000 shares of our common stock in a public offering, which we refer to as the Equity Offering (Note 13), which raised total net proceeds of $282.2 million. In addition, on June 3, 2015, we launched an at-the-market, or ATM, offering program, pursuant to which we may periodically offer shares of our common stock up to an aggregate gross sales price of $400.0 million (we have not issued any shares pursuant to this ATM program as of December 31, 2015). We also issued shares of our common stock to the former stockholders of CPA®:16 – Global (excluding us and our subsidiaries) as merger consideration in the CPA®:16 Merger. Additional common stock issuances (directly or through convertible or exchangeable securities, warrants, or options) to raise additional capital or upon the exercise of outstanding options or pursuant to stock incentive plans, will dilute the holdings of our existing common stockholders. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis and our charter empowers our board of directors to make significant changes to our stock without stockholder approval. See the risk factor above titled “Our board of directors may modify our authorized shares of stock of any class or series and may create and issue a class or series of common stock or preferred stock without stockholder approval.” Our preferred stock, if any are issued, would likely have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common stockholders.

Because our decision to issue additional debt or equity securities or incur additional borrowings in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature, or success of our future capital raising efforts. Thus, common stockholders bear the risk that our future issuances of debt or equity securities or our incurrence of additional borrowings will negatively affect the market price of our common stock.

The trading volume and market price of shares of our common stock may fluctuate or be adversely impacted by various factors.

Our current or historical trading volume and share prices are not indicative of the number of shares of our common stock that will trade going forward or how the market will value shares of our common stock in the future. One factor that may influence the price of our common stock will be our dividend yield relative to yields on other financial instruments (e.g., if an increase in market interest rates results in higher yields on other financial instruments, the market price of our common stock could be adversely affected). In addition, our use of taxable REIT subsidiaries, or TRSs, may cause the market to value our common stock differently than the shares of other REITs, which may not use TRSs as extensively as we currently expect to do. In addition, the trading volume and market price of our common stock may fluctuate significantly and be adversely impacted in response to a number of factors, including:

•	actual or anticipated variations in our operating results, earnings, or liquidity, or those of our competitors;

•	changes in our dividend policy;

•	publication of research reports about us, our competitors, our tenants, or the REIT industry;

•	changes in market valuations of similar companies;

•	speculation in the press or investment community;

•	our failure to meet, or the lowering of, our earnings estimates, or those of any securities analysts;

•	increases in market interest rates, which may lead investors to demand a higher dividend yield for our common stock and would result in increased interest expense on our debt;

•	adverse market reaction to the amount of maturing debt in the near and medium term and our ability to refinance such debt and the terms thereof;

•	adverse market reaction to any additional indebtedness we incur or equity or equity-related securities we issue in the future;

•	changes in our credit ratings;

•	actual or perceived conflicts of interest;

•	additions or departures of key management personnel;

•	our compliance with GAAP and its policies;

•	our compliance with the listing requirements of the New York Stock Exchange;

•	the financial condition, liquidity, results of operations, and prospects of our tenants;

•	failure to maintain our REIT qualification;

•	actions by institutional stockholders;

•	general market and economic conditions, including the current state of the credit and capital markets; and

W. P. Carey 2015 10-K – 22

•	the realization of any of the other risk factors presented in this Report or in subsequent reports that we file with the SEC.

Compliance or failure to comply with the Americans with Disabilities Act and other similar regulations could result in substantial costs.

Under the Americans with Disabilities Act, places of public accommodation must meet certain federal requirements related to access and use by disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If we are required to make unanticipated expenditures to one or more of our properties in order to comply with the Americans with Disabilities Act, our cash flow and the amounts available for dividends to our stockholders may be adversely affected. We have not conducted a compliance audit or investigation of all of our or the Managed REITs’ properties and we cannot predict the ultimate cost of compliance with the Americans with Disabilities Act or similar legislation.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information, or an unintentional accident or error. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. We may also store or come into contact with sensitive information and data. If, in handling this information, we or our partners fail to comply with applicable privacy or data security laws, we could face significant legal and financial exposure to claims of governmental agencies and parties whose privacy is compromised. The three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure. We maintain insurance intended to cover some of these risks, but it may not be sufficient to cover the losses from any future breaches of our systems. We have implemented processes, procedures, and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

Potential impairment of goodwill may adversely affect our results of operations.

Potential impairment of goodwill could adversely affect our financial condition and results of operations. We assess our goodwill and other intangible assets for impairment at least annually and more frequently when required by GAAP. We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill or other intangible assets could indicate that an impairment of the carrying value of such assets may have occurred, resulting in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings. We are also required to write off a portion of goodwill whenever we dispose of a property that constitutes a business under GAAP from a reporting unit with goodwill. We allocate a portion of the reporting unit’s goodwill to that business in determining the gain or loss on the disposal of the business. The amount of goodwill allocated to the business is based on the relative fair value of the business for the reporting unit.

W. P. Carey 2015 10-K – 23

There can be no assurance that we will be able to maintain cash dividends, and certain agreements relating to our indebtedness may prohibit or otherwise restrict our ability to pay dividends to holders of our common stock.

Our ability to continue to pay dividends in the future may be adversely affected by the risk factors described in this Report. More specifically, while we expect to continue our current dividend practices, we can give no assurance that we will be able to maintain dividend levels in the future for various reasons, including the following:

•
there is no assurance that rents from our properties will increase or that future acquisitions will increase our cash available for distribution to stockholders, and we may not have enough cash to pay such dividends due to changes in our cash requirements, capital plans, cash flow, or financial position;

•
decisions on whether, when, and in which amounts to make any future distributions will remain at all times entirely at the discretion of our board of directors, which reserves the right to change our dividend practices at any time and for any reason, including but not limited to, our earnings, our financial condition, maintaining our REIT status, contractual limitations relating to our indebtedness, Maryland law, and other factors relevant from time to time; and

•
the amount of dividends that our subsidiaries may distribute to us may be subject to restrictions imposed by state law or regulators, as well as the terms of any current or future indebtedness that these subsidiaries may incur.

Furthermore, certain agreements relating to our borrowings may, under certain circumstances, prohibit or otherwise restrict our ability to pay dividends to our common stockholders. Future dividends, if any, are expected to be based upon our earnings, financial condition, cash flows and liquidity, debt service requirements, capital expenditure requirements for our properties, financing covenants, and applicable law. If we do not have sufficient cash available to pay dividends, we may need to fund the shortage out of working capital or revenues from future acquisitions, if any, or borrow to provide funds for such dividends, which would reduce the amount of funds available for investment and increase our future interest costs. Our inability to pay dividends, or to pay dividends at expected levels, could adversely impact the market price of our common stock.

Our board of directors, in its sole discretion, determines our dividend rate on a quarterly basis; therefore, our cash distributions are not guaranteed and may fluctuate.

Our board of directors, in its sole discretion, will determine on a quarterly basis the amount of cash to be distributed to our stockholders based on a number of factors, including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity, applicable provisions of the Maryland General Corporation Law, and other factors (including debt covenant restrictions that may impose limitations on cash payments and future acquisitions and divestitures). Consequently, our distribution levels are not guaranteed and may fluctuate.

Risks Related to REIT Structure

While we believe that we are properly organized as a REIT in accordance with applicable law, we cannot guarantee that the Internal Revenue Service will find that we have qualified as a REIT.

We believe that we are organized in conformity with the requirements for qualification as a REIT under the Internal Revenue Code beginning with our 2012 taxable year and that our current and anticipated investments and plan of operation will enable us to meet and continue to meet the requirements for qualification and taxation as a REIT. Investors should be aware, however, that the Internal Revenue Service or any court could take a position different from our own. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will qualify as a REIT for any particular year.

Furthermore, our qualification and taxation as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership, and other requirements on a continuing basis. Our ability to satisfy the quarterly asset tests under applicable Internal Revenue Code provisions and Treasury Regulations will depend in part upon our board of directors’ good faith analysis of the fair market values of our assets, some of which are not susceptible to a precise determination. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. While we believe that we will satisfy these tests, we cannot guarantee that this will be the case on a continuing basis.

W. P. Carey 2015 10-K – 24

If we fail to remain qualified as a REIT, we would be subject to federal income tax at corporate income tax rates and would not be able to deduct distributions to stockholders when computing our taxable income.

If, in any taxable year, we fail to qualify for taxation as a REIT and are not entitled to relief under the Internal Revenue Code, we will:

•	not be allowed a deduction for distributions to stockholders in computing our taxable income;

•	be subject to federal and state income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates; and

•	be barred from qualifying as a REIT for the four taxable years following the year when we were disqualified.

Any such corporate tax liability could be substantial and would reduce the amount of cash available for distributions to our stockholders, which in turn could have an adverse impact on the value of our common stock. This adverse impact could last for five or more years because, unless we are entitled to relief under certain statutory provisions, we will be taxed as a corporation beginning the year in which the failure occurs and for the following four years.

If we fail to qualify for taxation as a REIT, we may need to borrow funds or liquidate some investments to pay the additional tax liability. Were this to occur, funds available for investment would be reduced. REIT qualification involves the application of highly technical and complex provisions of the Internal Revenue Code to our operations, as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of these provisions. Although we plan to continue to operate in a manner consistent with the REIT qualification rules, we cannot assure you that we will qualify in a given year or remain so qualified.

If we fail to make required distributions, we may be subject to federal corporate income tax.

We intend to declare regular quarterly distributions, the amount of which will be determined, and is subject to adjustment, by our board of directors. To continue to qualify and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction and excluding net capital gain) each year to our stockholders. Generally, we expect to distribute all, or substantially all, of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain the proposed quarterly distributions that approximate our taxable income and we may fail to qualify for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes or the effect of nondeductible expenditures (e.g. capital expenditures, payments of compensation for which Section 162(m) of the Internal Revenue Code denies a deduction, the creation of reserves, or required debt service or amortization payments). To the extent we satisfy the 90% distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. We will also be subject to a 4.0% nondeductible excise tax if the actual amount that we pay out to our stockholders for a calendar year is less than a minimum amount specified under the Internal Revenue Code. In addition, in order to continue to qualify as a REIT, any C-corporation earnings and profits to which we succeed must be distributed as of the close of the taxable year in which we accumulate or acquire such C-corporation’s earnings and profits.

Because certain covenants in our debt instruments may limit our ability to make required REIT distributions, we could be subject to taxation.

Our existing debt instruments include, and our future debt instruments may include, covenants that limit our ability to make required REIT distributions. If the limits set forth in these covenants prevent us from satisfying our REIT distribution requirements, we could fail to qualify for federal income tax purposes as a REIT. If the limits set forth in these covenants do not jeopardize our qualification for taxation as a REIT, but prevent us from distributing 100% of our REIT taxable income, we will be subject to federal corporate income tax, and potentially a nondeductible excise tax, on the retained amounts.

Because we will be required to satisfy numerous requirements imposed upon REITs, we may be required to borrow funds, sell assets, or raise equity on terms that are not favorable to us.

In order to meet the REIT distribution requirements and maintain our qualification and taxation as a REIT, we may need to borrow funds, sell assets, or raise equity, even if the then-prevailing market conditions are not favorable for such transactions. If our cash flows are not sufficient to cover our REIT distribution requirements, it could adversely impact our ability to raise short- and long-term debt, sell assets, or offer equity securities in order to fund the distributions required to maintain our

W. P. Carey 2015 10-K – 25

qualification and taxation as a REIT. Furthermore, the REIT distribution requirements may increase the financing we need to fund capital expenditures, future growth, and expansion initiatives, which would increase our total leverage.

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

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders, and the ownership of our common stock. Compliance with these tests will require us to refrain from certain activities and may hinder our ability to make certain attractive investments, including the purchase of non-qualifying assets, the expansion of non-real estate activities, and investments in the businesses to be conducted by our TRSs, thereby limiting our opportunities and the flexibility to change our business strategy. Furthermore, acquisition opportunities in domestic and international markets may be adversely affected if we need or require target companies to comply with certain REIT requirements prior to closing on acquisitions.

To meet our annual distribution requirements, we may be required to distribute amounts that may otherwise be used for our operations, including amounts that may be invested in future acquisitions, capital expenditures, or debt repayment; and it is possible that we might be required to borrow funds, sell assets, or raise equity to fund these distributions, even if the then-prevailing market conditions are not favorable for such transactions.

Because the REIT provisions of the Internal Revenue Code limit our ability to hedge effectively, the cost of our hedging may increase, and we may incur tax liabilities.

The REIT provisions of the Internal Revenue Code limit our ability to hedge assets and liabilities that are not incurred to acquire or carry real estate. Generally, income from hedging transactions that have been properly identified for tax purposes (which we enter into to manage interest rate risk with respect to borrowings to acquire or carry real estate assets) and income from certain currency hedging transactions related to our non-U.S. operations, do not constitute “gross income” for purposes of the REIT gross income tests (such a hedging transaction is referred to as a “qualifying hedge”). In addition, for taxable years beginning after December 31, 2015, if we enter into a qualifying hedge, but dispose of the underlying property (or a portion thereof) or the underlying debt (or a portion thereof) is extinguished, we can enter into a hedge of the original qualifying hedge, and income from the subsequent hedge will also not constitute “gross income” for purposes of the REIT gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of the REIT gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs could be subject to tax on income or gains resulting from such hedges or expose us to greater interest rate risks than we would otherwise want to bear. In addition, losses in any of our TRSs generally will not provide any tax benefit, except for being carried forward for use against future taxable income in the TRSs.

Because the REIT rules limit our ability to receive distributions from TRSs, our ability to fund distribution payments using cash generated through our TRSs may be limited.

Our ability to receive distributions from our TRSs is limited by the rules we must comply with in order to maintain our REIT status. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from real estate-related sources, which principally includes gross income from the leasing of our properties. Consequently, no more than 25% of our gross income may consist of dividend income from our TRSs and other non-qualifying income types. Thus, our ability to receive distributions from our TRSs is limited and may impact our ability to fund distributions to our stockholders using cash flows from our TRSs. Specifically, if our TRSs become highly profitable, we might be limited in our ability to receive net income from our TRSs in an amount required to fund distributions to our stockholders commensurate with that profitability.

We intend to use TRSs, which may cause us to fail to qualify as a REIT.

To qualify as a REIT for federal income tax purposes, we plan to hold our non-qualifying REIT assets and conduct our non-qualifying REIT income activities in or through one or more TRSs. The net income of our TRSs is not required to be distributed

W. P. Carey 2015 10-K – 26

to us and income that is not distributed to us will generally not be subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our TRS interests and certain other non-qualifying assets to exceed 25% of the fair market value of our assets, we would lose tax efficiency and could potentially fail to qualify as a REIT.

Our ownership of TRSs will be subject to limitations that could prevent us from growing our investment management business and our transactions with our TRSs could cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on an arm’s-length basis.

Overall, (i) for taxable years beginning prior to January 1, 2018, no more than 25% of the value of a REIT’s gross assets, and (ii) for taxable years beginning after December 31, 2017, no more than 20% of the value of a REIT’s gross assets, may consist of interests in TRSs; compliance with this limitation could limit our ability to grow our investment management business. In addition, the Internal Revenue Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Internal Revenue Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will monitor the value of investments in our TRSs in order to ensure compliance with TRS ownership limitations and will structure our transactions with our TRSs on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS ownership limitation or be able to avoid application of the 100% excise tax.

Because distributions payable by REITs generally do not qualify for reduced tax rates, the value of our common stock could be adversely affected.

Certain distributions payable by domestic or qualified foreign corporations to individuals, trusts, and estates in the United States are currently eligible for federal income tax at a maximum rate of 20%. Distributions payable by REITs, in contrast, are generally not eligible for this reduced rate, unless the distributions are attributable to dividends received by the REIT from other corporations that would otherwise be eligible for the reduced rate. This more favorable tax rate for regular corporate distributions could cause qualified investors to perceive investments in REITs to be less attractive than investments in the stock of corporations that pay distributions, which could adversely affect the value of REIT stocks, including our common stock.

Even if we continue to qualify as a REIT, certain of our business activities will be subject to corporate level income tax and foreign taxes, which will continue to reduce our cash flows, and we will have potential deferred and contingent tax liabilities.

Even if we qualify for taxation as a REIT, we may be subject to certain (i) federal, state, local, and foreign taxes on our income and assets, including alternative minimum taxes, (ii) taxes on any undistributed income and state, local, or foreign income, and (iii) franchise, property, and transfer taxes. In addition, we could be required to pay an excise or penalty tax under certain circumstances in order to utilize one or more relief provisions under the Internal Revenue Code to maintain qualification for taxation as a REIT, which could be significant in amount.

Any TRS assets and operations would continue to be subject, as applicable, to federal and state corporate income taxes and to foreign taxes in the jurisdictions in which those assets and operations are located. Any of these taxes would decrease our earnings and our cash available for distributions to stockholders.

We will also be subject to a federal corporate level tax at the highest regular corporate rate (35% for year 2016) on all or a portion of the gain recognized from a sale of assets formerly held by any C corporation that we acquire on a carry-over basis transaction occurring within a five-year period after we acquire such assets, to the extent the built-in gain based on the fair market value of those assets on the effective date of the REIT election is in excess of our then tax basis. The tax on subsequently sold assets will be based on the fair market value and built-in gain of those assets as of the beginning of our holding period. Gains from the sale of an asset occurring after the specified period will not be subject to this corporate level tax. We expect to have only a de minimis amount of assets subject to these corporate tax rules and do not expect to dispose of any significant assets subject to these corporate tax rules.

W. P. Carey 2015 10-K – 27

Because dividends received by foreign stockholders are generally taxable, we may be required to withhold a portion of our distributions to such persons.

Ordinary dividends received by foreign stockholders that are not effectively connected with the conduct of a U.S. trade or business are generally subject to U.S. withholding tax at a rate of 30%, unless reduced by an applicable income tax treaty. Additional rules with respect to certain capital gain distributions will apply to foreign stockholders that own more than 10% of our common stock.

The ability of our board of directors to revoke our REIT election, without stockholder approval, may cause adverse consequences for our stockholders.

Our organizational documents permit our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a deduction for dividends paid to stockholders in computing our taxable income and we will be subject to federal income tax at regular corporate rates and state and local taxes, which may have adverse consequences on the total return to our stockholders.

Federal and state income tax laws governing REITs and related interpretations may change at any time, and any such legislative or other actions affecting REITs could have a negative effect on us and our stockholders.

Federal and state income tax laws governing REITs or the administrative interpretations of those laws may be amended at any time. Federal, state, and foreign tax laws are under constant review by persons involved in the legislative process, at the Internal Revenue Service and the U.S. Department of the Treasury, and at various state and foreign tax authorities. Changes to tax laws, regulations, or administrative interpretations, which may be applied retroactively, could adversely affect us or our stockholders. We cannot predict whether, when, in what forms, or with what effective dates, the tax laws, regulations, and administrative interpretations applicable to us or our stockholders may be changed. Accordingly, we cannot assure you that any such change will not significantly affect our ability to qualify for taxation as a REIT or the federal income tax consequences to you or us.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal corporate offices are located at 50 Rockefeller Plaza, New York, NY 10020, and our primary international investment offices are located in London and Amsterdam. We have additional office space domestically in New York and Dallas, Texas, and internationally in Shanghai. We lease all of these offices and believe these leases are suitable for our operations for the foreseeable future.

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

W. P. Carey 2015 10-K – 28

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock and Distributions

Our common stock is listed on the New York Stock Exchange under the ticker symbol “WPC.” At February 18, 2016 there were 9,711 holders of record of our common stock. The following table shows the high and low prices per share and quarterly cash distributions declared for the past two fiscal years:

	2015			2014
Period	High	Low	Cash Distributions Declared	High	Low	Cash Distributions Declared
First quarter	$73.88	$65.46	$0.9525	$64.96	$55.23	$0.8950
Second quarter	69.47	58.15	0.9540	65.85	59.05	0.9000
Third quarter	62.55	56.01	0.9550	70.04	63.33	0.9400
Fourth quarter	65.19	57.25	0.9646	72.88	63.53	0.9500

Our Senior Unsecured Credit Facility (as described in Item 7) contains covenants that restrict the amount of distributions that we can pay.

Stock Price Performance Graph

The graph below provides an indicator of cumulative total stockholder returns for our common stock for the period December 31, 2010 to December 31, 2015 compared with the S&P 500 Index and the FTSE NAREIT Equity REITs Index. The graph assumes a $100 investment on December 31, 2010, together with the reinvestment of all dividends.

W. P. Carey 2015 10-K – 29

	At December 31,
	2010	2011	2012	2013	2014	2015
W. P. Carey Inc. (a)	$100.00	$138.33	$185.29	$229.85	$277.90	$248.99
S&P 500 Index	100.00	102.11	118.45	156.82	178.28	180.75
FTSE NAREIT Equity REITs Index	100.00	108.29	127.85	131.01	170.49	175.94

___________

(a)
Prices in the tables above reflect the price of the Listed Shares of our predecessor through the date of the CPA®:15 Merger and our REIT conversion on September 28, 2012 and the price of our common stock thereafter.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Securities Authorized for Issuance Under Equity Compensation Plans

This information will be contained in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

W. P. Carey 2015 10-K – 30

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share data):

	Years Ended December 31,
	2015	2014	2013	2012	2011
Operating Data
Revenues from continuing operations (a) (b) (c) (d)	$938,383	$908,446	$489,851	$352,361	$309,711
Income from continuing operations (a) (b) (c) (e)	185,227	212,751	93,985	87,514	153,041
Net income (a) (e)	185,227	246,069	132,165	62,779	139,138
Net (income) loss attributable to noncontrolling interests	(12,969)	(6,385)	(32,936)	(607)	1,864
Net loss (income) attributable to redeemable noncontrolling interests	—	142	(353)	(40)	(1,923)
Net income attributable to W. P. Carey (a) (e)	172,258	239,826	98,876	62,132	139,079

Basic Earnings Per Share:
Income from continuing operations attributable to W. P. Carey	1.62	2.08	1.22	1.83	3.78
Net income attributable to W. P. Carey	1.62	2.42	1.43	1.30	3.44

Diluted Earnings Per Share:
Income from continuing operations attributable to W. P. Carey	1.61	2.06	1.21	1.80	3.76
Net income attributable to W. P. Carey	1.61	2.39	1.41	1.28	3.42

Cash distributions declared per share (f)	3.8261	3.6850	3.5000	2.4420	2.1850
Balance Sheet Data
Total assets (d)	$8,754,673	$8,648,479	$4,678,950	$4,609,042	$1,462,623
Net investments in real estate	5,826,544	5,656,555	2,803,634	2,675,573	679,182
Non-recourse debt, net	2,271,204	2,532,683	1,492,410	1,715,397	356,209
Senior credit facilities and Senior Unsecured Notes, net (g)	2,221,589	1,555,863	575,000	253,000	233,160
Other Information
Net cash provided by operating activities	$477,277	$399,092	$207,908	$80,643	$80,116
Cash distributions paid	403,555	347,902	220,395	113,867	85,814
Payments of mortgage principal (h)	181,888	425,810	391,764	54,964	25,327

__________

(a)
The years ended December 31, 2015 and 2014 include the impact of the CPA®:16 Merger, which was completed on January 31, 2014 (Note 3). The years ended December 31, 2015, 2014, 2013, and 2012 include the impact of the CPA®:15 Merger, which was completed on September 28, 2012.

(b)
The year ended December 31, 2011 includes $52.5 million of incentive, termination and subordinated disposition revenue recognized in connection with the merger between CPA®:16 – Global and Corporate Property Associates 14 Incorporated, or CPA®:14, in May 2011.

(c)
Amounts for the years ended December 31, 2015 and 2014 include the operating results of properties sold or held for sale. Prior to 2014, operating results of properties sold or held for sale were included in income from discontinued operations (Note 16).

(d)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(e)	Amount for the year ended December 31, 2014 includes a Gain on change in control of interests of $105.9 million recognized in connection with the CPA®:16 Merger (Note 3).

(f)	The year ended December 31, 2013 includes a special distribution of $0.110 per share paid in January 2014 to stockholders of record at December 31, 2013.

W. P. Carey 2015 10-K – 31

(g)
The year ended December 31, 2015 includes our €500.0 million 2.0% Senior Euro Notes and our $450.0 million 4.0% Senior Notes. The years ended December 31, 2015 and 2014 include our $500.0 million 4.6% Senior Notes. The year ended December 31, 2013 includes the $300.0 million unsecured term loan obtained in July 2013, or the Unsecured Term Loan, and the year ended December 31, 2012 includes the $175.0 million term loan facility (Note 11), which was drawn down in full in connection with the CPA®:15 Merger.

(h)
Represents scheduled payments of mortgage principal and prepayments of mortgage principal. Prepayments of mortgage principal were $91.6 million and $220.8 million for the years ended December 31, 2015 and 2014, respectively.

W. P. Carey 2015 10-K – 32

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

Business Overview

We provide long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and, as of December 31, 2015, manage a global investment portfolio of 1,336 properties, including 869 net-leased properties and three operating properties within our owned real estate portfolio. Our business operates in two segments – Real Estate Ownership and Investment Management, as described below.

Real Estate Ownership — We own and invest in commercial properties, primarily in the United States and Europe, that are then leased to companies, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. We earn lease revenues from our wholly-owned and co-owned real estate investments that we control. In addition, we generate equity earnings through our investments in the shares of the Managed REITs and certain co-owned real estate investments that we do not control. In addition, through our ownership of special member interests in the operating partnerships of the Managed REITs, we participate in the cash flows of those REITs.

Investment Management — We earn revenue as the advisor to the Managed Programs. Under the advisory agreements with the Managed Programs, we perform various services, including but not limited to the day-to-day management of the Managed Programs and transaction-related services. We earn dealer manager fees in connection with the public offerings of the Managed Programs. We structure and negotiate investments and debt placement transactions for the Managed REITs, for which we earn structuring revenue, and we manage their portfolios of real estate investments, for which we earn asset-based management revenue. In addition, we generate equity earnings (losses) through our investment in the shares of CCIF. The Managed Programs reimburse us for certain costs that we incur on their behalf, consisting primarily of broker-dealer commissions and marketing costs while we are raising funds for their public offerings, and certain personnel and overhead costs.

Economic Overview

In the United States, the overall economic environment was marked by very moderate growth during 2015. Gross domestic product expanded 2.4% and inflation, as measured by the CPI, finished the year relatively flat, up 0.7%, in part due to the negative impact from declining energy prices. The labor market continued to gain momentum as the unemployment rate ended the year at 5.0%. Progress in the job market contributed to the decision by the Federal Reserve System to raise interest rates for the first time in nearly a decade. In December 2015, the Federal Reserve System raised its key interest rate 0.25%. While interest rates finished the year slightly up from 2014, they remained at historically low levels. The movement in rates coupled with widening spreads and receding equity valuations led to an increase in the cost of capital for many domestic REITs during the year. However, strong demand for commercial properties from investors kept commercial property yields, or capitalization rates, at compressed levels as competition for assets, including net-leased properties, remained high. Additionally, development levels in certain sectors increased over prior years as public and private investors sought additional yield. Despite increased development starts, new supply remains at relatively low levels historically.

In Europe, the economic recovery continued to be slow in most northern and western European countries despite stimulus efforts by the European Central Bank. Inflation remained relatively unchanged, with the Harmonized Index of Consumer Prices up 0.2% year-over-year. The United Kingdom and Germany experienced better growth and lower unemployment figures relative to most of their European peers and Spain’s economy continued to gain momentum. However, similar to 2014, many other European countries, including those considered emerging economies, operated at recessionary levels consisting of negative economic growth and high unemployment. In December 2015, the European Central Bank lowered the depository facility rate to -0.3% and announced the extension of its quantitative easing program to help spur economic growth and inflation. The divergent monetary policies between the Federal Reserve System and the European Central Bank have led to

W. P. Carey 2015 10-K – 33

more attractive long-term borrowing rates in Europe and a further weakening of the euro against the U.S. dollar. From December 31, 2014 to December 31, 2015, the euro depreciated by approximately 10% against the U.S. dollar. Consistent with 2014, higher capitalization rates on commercial properties with similar risk profiles to those in the United States in conjunction with lower borrowing rates have created a favorable climate for investing in net-lease assets in Europe. However, the commercial property market gained traction in Europe as investment volumes increased, causing overall capitalization rates to experience some compression during the year.

Significant Developments

Change in Management

On February 10, 2016, we announced that Mark J. DeCesaris, a member of our board of directors, was appointed Chief Executive Officer, effective immediately. Mr. DeCesaris succeeded Trevor P. Bond, who resigned as Chief Executive Officer and as a director to pursue other interests. Mr. DeCesaris has served on our board of directors since 2012 and previously served in various capacities for W. P. Carey from 2005 until 2013, including as our Chief Financial Officer (Note 19).

Strategic Alternatives

On February 10, 2016, we announced that we are continuing to review a range of strategic alternatives and are being advised by J.P. Morgan Securities LLC in this process.

Real Estate Ownership

Investment Transactions

During 2015, we acquired seven foreign investments totaling $605.7 million and two domestic investments totaling $83.0 million, inclusive of acquisition-related costs (Note 5), which included:

•	one investment in 73 auto dealership properties in various locations in the United Kingdom;

•	a logistics facility in Rotterdam, the Netherlands;

•	a retail facility in Bad Fischau, Austria;

•	a logistics facility in Oskarshamn, Sweden;

•	an office building in Sunderland, United Kingdom;

•	one investment in three truck and bus service facilities in Gersthofen and Senden, Germany and Leopoldsdorf, Austria;

•	one investment in six hotel properties in various locations in the United States;

•	one investment in ten car dealerships in various locations in the Netherlands; and

•	an office facility in Irvine, California.

We have an active capital recycling program, with a goal of extending our average lease term and improving portfolio credit quality through dispositions and acquisitions of assets, increasing the asset criticality factor in our portfolio, and/or executing strategic dispositions of assets. As part of our capital recycling program, we sold 12 domestic properties and two international properties during 2015 for total gross proceeds of $38.5 million (Note 16).

Financing Transactions

Since January 1, 2015, we increased our unsecured borrowings and our borrowing capacity by more than $1.5 billion in the aggregate (Note 11), as follows:

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

W. P. Carey 2015 10-K – 34

•
On January 26, 2015, we issued $450.0 million of 4.0% Senior Notes, at a price of 99.372% of par value, in a registered public offering. These 4.0% Senior Notes have a ten-year term and are scheduled to mature on February 1, 2025.

•	On January 29, 2016, we exercised our option to extend the maturity of our Term Loan Facility by an additional year to January 31, 2017.

Foreign Currency Fluctuation

We own investments outside the United States, primarily in Europe, Australia, and Asia, and as a result, are subject to risk from exchange rate fluctuations in various foreign currencies, primarily the euro. The average exchange rate of the U.S. dollar in relation to the euro decreased by approximately 16.5% during 2015 compared to 2014, resulting in a negative impact on the results of operations for our euro-denominated investments during 2015 compared to 2014. We try to manage our exposure related to fluctuations in exchange rates of the U.S. dollar relative to the respective currencies of our foreign operations by entering into hedging arrangements utilizing derivatives instruments such as foreign currency forward contracts and collars. We also try to manage our exposure related to fluctuations in the exchange rate between the U.S. dollar and the euro by incurring debt denominated in the euro, including euro-denominated non-recourse debt, the Senior Euro Notes, and our ability to draw down on our Revolver in euros (as well as other currencies).

At-The-Market Equity Offering Program

On June 3, 2015, we filed a prospectus supplement with the SEC pursuant to which we may offer and sell shares of our common stock, up to an aggregate gross sales price of $400.0 million through our ATM offering program (Note 13). As of the date of this Report, we have not issued any shares pursuant to this ATM program.

Investment Management

During 2015, we managed CPA®:17 – Global, CPA®:18 – Global, CWI 1, CWI 2, and CCIF.

Investment Transactions

During 2015, we earned $92.1 million in structuring revenue related to the following transactions on behalf of the Managed Programs:

•
We structured investments in 12 properties, two loans receivable, and one equity investment for an aggregate of $366.9 million, inclusive of acquisition-related costs, on behalf of CPA®:17 – Global. Approximately $205.2 million was invested in Europe and $161.7 million was invested in the United States.

•
We structured investments in 66 properties for an aggregate of $1.1 billion, inclusive of acquisition-related costs, on behalf of CPA®:18 – Global. Approximately $571.4 million was invested in the United States and $565.2 million was invested internationally.

•	We structured investments in seven domestic hotels for a total of $706.9 million, inclusive of acquisition-related costs, on behalf of CWI 1. One of these investments is jointly-owned with CWI 2.

•	We structured investments in three domestic hotels for a total of $323.5 million, inclusive of acquisition-related costs, on behalf of CWI 2. One of these investments is jointly-owned with CWI 1.

Financing Transactions

•	During 2015, we arranged mortgage financing totaling $170.2 million for CPA®:17 – Global, $566.7 million for CPA®:18 – Global, $317.9 million for CWI 1, and $142.0 million for CWI 2.

•
In August 2015, we arranged a credit agreement for CPA®:17 – Global, which provides for a $200.0 million senior unsecured revolving credit facility and a $50.0 million delayed-draw term loan facility. As a result, our board of directors terminated its previous authorization to provide loans of up to $75.0 million to CPA®:17 – Global for the purpose of facilitating acquisitions (Note 4).

•
In December 2015, we arranged a credit agreement for CWI 1, which provides for a $50.0 million senior unsecured revolving credit facility. As a result, our board of directors terminated its previous authorization to provide loans to CWI 1 for the purpose of facilitating acquisitions (Note 4).

•	In December 2015, we arranged a credit agreement for CCIF, which provides for a $175.0 million senior unsecured term loan credit facility.

W. P. Carey 2015 10-K – 35

Investor Capital Inflows

During 2015, we earned $4.8 million in Dealer manager fees related to the following offerings on behalf of the Managed Programs:

•
CPA®:18 – Global commenced its initial public offering in May 2013 and, through the termination of its offering in April 2015, raised approximately $1.2 billion, of which $100.4 million was raised during 2015.

•
CWI 2 commenced its initial public offering in the first quarter of 2015 and began to admit new stockholders on May 15, 2015 (Note 2). Through December 31, 2015, CWI 2 had raised approximately $247.0 million through its offering.

•
In July 2015, the registration statements on Form N-2 for the CCIF Feeder Funds were each declared effective by the SEC. The registration statements enable the CCIF Feeder Funds to sell common shares up to $1.0 billion and to invest that equity capital into CCIF, which is the master fund in a master-feeder structure. The CCIF Feeder Funds intend to invest the proceeds that they raise through their respective public offerings into the master fund, CCIF. The advisor to CCIF is wholly owned by us. Through December 31, 2015, the Feeder Funds have invested $2.0 million in CCIF.

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

In April 2015, the DOL issued a proposed regulation that would substantially expand the range of activities that would be considered to be fiduciary investment advice under ERISA and the Internal Revenue Code. Since the proposal’s issuance, the DOL has received extensive commentary from industry participants and other regulatory authorities. In addition, there have been requests from Congress for greater cooperation with the SEC and the Financial Industry Regulatory Authority, Inc. to eliminate regulatory conflict within the existing proposal. The DOL has made public statements indicating that it intends to make modifications to the recent proposal. It is difficult to assess what the final form of the proposal will be and if it will ultimately be adopted. As a result, we are unable to determine at this time whether this proposed regulation will adversely affect our role as advisors to the Managed Programs or impact the operations of our Managed Programs. We will continue to monitor developments regarding the proposed regulation.

New Tax Legislation
The Protecting Americans from Tax Hikes Act of 2015, or the PATH Act, was enacted on December 18, 2015. The PATH Act makes significant changes to the Internal Revenue Code and contains various provisions that affect us, including several pertaining to REIT qualification and taxation, as summarized below:

•	For taxable years beginning after December 31, 2017, the PATH Act reduces the limit for which the value of our assets may consist of stock or securities of one or more TRSs to 20% from 25%;

•
Effective December 18, 2015, the PATH Act increases the maximum ownership permitted under the exemption from the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, for publicly-traded REITs from 5% to 10%;

•
For distributions made in taxable years beginning after December 31, 2014, the preferential dividend rules no longer apply to publicly-offered REITs. A dividend is preferential unless it is distributed pro rata, with no preference to any share of stock compared to other shares of the same class of stock;

•
Effective for taxable years beginning after December 31, 2015, the PATH Act conforms tax deductibility with deductibility for computing “earnings and profits.” A REIT’s current earnings and profits are not reduced by any amount unless the REIT can deduct such amount from its current year’s taxable income.

W. P. Carey 2015 10-K – 36

•
Effective for taxable years beginning after December 31, 2015, the PATH Act expands the safe harbor that allows a REIT to sell property with an aggregate tax basis or fair market value up to 20% of its aggregate tax basis, as compared to 10% previously. REITs may be subject to a prohibited transaction tax if the REIT engages in frequent property sales. A safe-harbor applies if, among other requirements, the tax basis or fair market value of the property sold by the REIT in any given year does not exceed 10% of the aggregate tax basis, or aggregate fair market values of all of the REIT assets as of the beginning of the year;

•
The PATH Act extends the deductibility of “bonus depreciation” until December 31, 2019. The tax deduction for bonus depreciation pertains to all businesses, which are permitted to immediately deduct 50 percent of certain investment costs; and

•
Effective for taxable years beginning after December 31, 2015, the PATH Act permanently extends the 15-year straight-line cost recovery period for qualified leasehold improvements, which had previously ended on December 31, 2014. Without the qualification, the tax deductible recovery period for leasehold improvements is up to 39 years.

Financial Highlights

Our results for the year ended December 31, 2015 as compared to 2014 included the following significant items:

•	Lease revenues from properties acquired during 2015 were $32.5 million;

•
Lease revenues and property level contribution from properties acquired in the CPA®:16 Merger on January 31, 2014 increased by $9.7 million and $3.3 million, respectively, for the full year ended December 31, 2015 as compared to the 11 months ended December 31, 2014;

•	We recognized an aggregate of $22.8 million in lease termination income, including $15.0 million related to a property classified as held for sale (Note 16) during 2015;

•
Structuring revenue increased by $20.9 million for 2015 as compared to 2014, primarily due to higher investment volume for CPA®:17 – Global and CPA®:18 – Global. We also recognized structuring revenue from CWI 2 in 2015, which completed its first acquisition in May 2015;

•
Asset management revenue increased by $11.9 million for 2015 as compared to 2014, primarily as a result of the growth in assets under management due to investment volume for CPA®:17 – Global, CPA®:18 – Global, CWI 1, and CWI 2;

•
We reversed $25.0 million of liabilities for German real estate transfer taxes (Note 7) in 2015, which is reflected in Merger, property acquisition, and other expenses in the consolidated financial statements;

•
We recognized impairment charges totaling $29.9 million on 12 properties and a parcel of vacant land and an allowance for credit losses of $8.7 million on a direct financing lease during 2015 (Note 6, Note 9); and

•	We incurred expenses of $5.7 million related to our review of a range of strategic alternatives during 2015, as described above.

Our results for the year ended December 31, 2014 as compared to 2013 included the following significant items:

•
Lease revenues and property level contribution from properties acquired in the CPA®:16 Merger on January 31, 2014 were $250.5 million and $142.6 million, respectively, for the period through December 31, 2014, including the impact of properties subsequently sold during 2014 and 2015;

•	We recognized a Gain on change in control of interests of $105.9 million in connection with the CPA®:16 Merger during 2014 (Note 3);

•	We received an aggregate of $13.5 million in lease termination income in connection with the early termination of two leases during the second quarter of 2014;

•
Asset management revenue from CPA®:16 – Global decreased by $16.3 million for 2014 as compared to 2013 due to the cessation of asset management fees from CPA®:16 – Global upon completion of the CPA®:16 Merger on January 31, 2014;

•	We incurred interest expense on our 4.6% Senior Notes issued in March 2014 of $18.5 million during 2014 (Note 11);

•	We incurred costs in connection with the CPA®:16 Merger of $30.5 million during 2014;

•	We issued 30,729,878 shares on January 31, 2014 to stockholders of CPA®:16 – Global as part of the merger consideration in connection with the CPA®:16 Merger;

•	We paid cash distributions on shares issued in connection with the CPA®:16 Merger totaling $84.0 million during 2014; and

•	We issued 4,600,000 shares in the Equity Offering in September 2014.

W. P. Carey 2015 10-K – 37

(in thousands, except shares)

	Years Ended December 31,
	2015	2014	2013
Real estate revenues (excluding reimbursable tenant costs)	$712,616	$620,521	$302,651
Investment management revenues (excluding reimbursable costs from affiliates)	147,098	132,851	100,314
Total revenues (excluding reimbursable costs)	859,714	753,372	402,965
Net income attributable to W. P. Carey (a)	172,258	239,826	98,876

Cash distributions paid	403,555	347,902	220,395

Net cash provided by operating activities	477,277	399,092	207,908
Net cash used in investing activities	(645,185)	(640,226)	(6,374)
Net cash provided by (used in) financing activities	152,537	343,140	(210,588)

Supplemental financial measure:
Adjusted funds from operations attributable to W. P. Carey (AFFO) (b)	531,202	480,466	294,151

Diluted weighted-average shares outstanding (c) (d)	106,507,652	99,827,356	69,708,008
__________

(a)	Amount for the year ended December 31, 2014 includes a Gain on change in control of interests of $105.9 million recognized in connection with the CPA®:16 Merger (Note 3).

(b)
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

(c)
Amount for the year ended December 31, 2014 includes the dilutive impact of the 4,600,000 shares issued in the Equity Offering on September 30, 2014 and the 30,729,878 shares issued to stockholders of CPA®:16 – Global in connection with the CPA®:16 Merger on January 31, 2014.

(d)	Amount for the year ended December 31, 2013 includes the dilutive impact of the 28,170,643 shares issued to stockholders of CPA®:15 in connection with the CPA®:15 Merger on September 28, 2012.

Consolidated Results

Revenues and Net Income Attributable to W. P. Carey

2015 vs. 2014 — Total revenues increased in 2015 as compared to 2014, primarily due to increases within our Real Estate Ownership segment. The growth in revenues within our Real Estate Ownership segment was generated substantially from the nine investments we acquired during 2015 (Note 5) and the properties we acquired in the CPA®:16 Merger on January 31, 2014, which we owned for the full year ended December 31, 2015 (Note 3). Additionally, total revenues within our Investment Management segment improved as a result of increases in structuring revenue and asset management revenue, due to higher investment volume on behalf of the Managed REITs in 2015 as compared to 2014, which increased our assets under management. These increases were partially offset by the impact of the decrease in the average exchange rate of the U.S. dollar in relation to foreign currencies (primarily the euro) during 2015 as compared to 2014. Net income attributable to W. P. Carey decreased in 2015 as compared to 2014, primarily due to a Gain on change in control of interests of $105.9 million recognized in connection with the CPA®:16 Merger during 2014 (Note 3), income from properties in discontinued operations recognized during 2014, and an increase in interest expense described below in Results of Operations, partially offset by the increase in total revenues during 2015 as compared to 2014 described above, the reversal of liabilities for German real estate transfer taxes recognized in 2015 (Note 7), lease termination income related to a domestic property classified as held for sale (Note 16), and an increase in the distributions of Available Cash we received from the Managed REITs, which was driven by growth in assets under management (Note 4).

W. P. Carey 2015 10-K – 38

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

Net Cash Provided by Operating Activities

2015 vs. 2014 — Net cash provided by operating activities increased in 2015 as compared to 2014, primarily due to operating cash flow generated from properties we acquired during 2014 and 2015 and the properties we acquired in the CPA®:16 Merger in January 2014, as well as increases in structuring revenue and asset management revenue received in cash from the Managed REITs.

2014 vs. 2013 — Net cash provided by operating activities increased significantly in 2014 as compared to 2013, primarily due to operating cash flow generated from the properties we acquired in the CPA®:16 Merger, which was partially offset by a decrease in cash received for providing asset-based management services to the Managed REITs because we no longer provided such services to CPA®:16 – Global after the completion of the CPA®:16 Merger.

AFFO

2015 vs. 2014 — AFFO increased in 2015 as compared to 2014, primarily due to income generated from the nine investments we acquired during 2015, the full year effect of the CPA®:16 Merger, the increases in structuring revenue and asset management revenue described above, and the increase in distributions of Available Cash we received from the Managed REITs, partially offset by the impact of the decrease in the average exchange rate of the U.S. dollar in relation to foreign currencies (primarily the euro) during 2015 as compared to 2014.

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

Portfolio Summary

	As of December 31,
	2015	2014	2013
Number of net-leased properties (a)	869	783	418
Number of operating properties (b)	3	4	2
Number of tenants (net-leased properties)	222	219	128
Total square footage (net-leased properties, in thousands)	90,120	87,300	39,500
Occupancy (net-leased properties)	98.8%	98.6%	98.9%
Weighted-average lease term (net-leased properties, in years)	9.0	9.1	8.1
Number of countries	19	18	10
Total assets (consolidated basis, in thousands)	$8,754,673	$8,648,479	$4,678,950
Net investments in real estate (consolidated basis, in thousands)	5,826,544	5,656,555	2,803,634

W. P. Carey 2015 10-K – 39

	Years Ended December 31,
	2015	2014	2013
Financing obtained (in millions, pro rata amount equals consolidated amount) (c)	$1,541.7	$1,750.0	$415.6
Acquisition volume (in millions, pro rata amount equals consolidated amount) (d)	688.7	906.9	347.1
New equity investments (in millions)	—	25.0	—
Average U.S. dollar/euro exchange rate (e)	1.1099	1.3295	1.3284
Change in the U.S. CPI (f)	0.7%	0.8%	1.5%
Change in the German CPI (f)	0.3%	0.2%	1.4%
Change in the French CPI (f)	0.2%	0.1%	0.7%
Change in the Spanish CPI (f)	0.1%	(1.0)%	0.3%
Change in the Finnish CPI (f)	(0.2)%	0.5%	1.6%

__________

(a)
Net-leased properties as of December 31, 2015 and 2014 included 335 properties acquired from CPA®:16 – Global in the CPA®:16 Merger in January 2014 with a total fair value of approximately $3.7 billion (Note 3), eight of which were sold during 2015 and 11 of which were sold during 2014.

(b)
At December 31, 2015, operating properties included one self-storage property with an occupancy of 90.8%, as well as two hotel properties acquired from CPA®:16 – Global in the CPA®:16 Merger with an average occupancy of 80.9% for 2015. During 2015, we sold one self-storage property (Note 16). At December 31, 2014, operating properties included two self-storage properties and the two hotel properties acquired from CPA®:16 – Global in the CPA®:16 Merger. At December 31, 2013, operating properties were held within one consolidated investment in 20 self-storage properties, which was jointly-owned with an unrelated third-party and two employees, as well as a hotel and a wholly-owned self-storage property. We sold 19 of the jointly-owned self-storage properties and the hotel in the fourth quarter of 2013.

(c)
The amount for 2015 represents the exercise of the accordion feature under our Senior Unsecured Credit Facility in January 2015, which increased our borrowing capacity under our Revolver by $500.0 million, and the issuances of the €500.0 million 2.0% Senior Euro Notes and $450.0 million 4.0% Senior Notes in January 2015. The amount for 2014 includes our $500.0 million 4.6% Senior Notes and our $1.25 billion Senior Unsecured Credit Facility. The amount for 2013 includes a $300.0 million Unsecured Term Loan, which was repaid in full and terminated on January 31, 2014 when we entered into our Senior Unsecured Credit Facility (Note 11).

(d)	Amounts for 2015 and 2014 include acquisition-related costs, certain of which were expensed in the consolidated financial statements.

(e)
The average exchange rate for the U.S. dollar in relation to the euro decreased during 2015 as compared to 2014 and increased during 2014 as compared to 2013, resulting in a negative impact on earnings in 2015 and a positive impact on earnings in 2014 from our euro-denominated investments.

(f)	Many of our lease agreements include contractual increases indexed to changes in the CPI or similar indices in the jurisdictions in which the properties are located.

W. P. Carey 2015 10-K – 40

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at December 31, 2015 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(in thousands, except percentages)

Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	Number of Properties	ABR	Percent
Hellweg Die Profi-Baumärkte GmbH & Co. KG (a)	Retail	Retail Stores	Germany	53	$33,016	4.8%
U-Haul Moving Partners Inc. and Mercury Partners, LP	Self Storage	Cargo Transportation, Consumer Services	Various U.S.	78	31,853	4.6%
Carrefour France SAS (a)	Warehouse	Retail Stores	France	16	26,972	3.9%
State of Andalucia (a)	Office	Sovereign and Public Finance	Spain	70	25,697	3.7%
Pendragon Plc (a)	Retail	Retail Stores, Consumer Services	United Kingdom	73	24,405	3.5%
Marriott Corporation	Hotel	Hotel, Gaming and Leisure	Various U.S.	18	19,774	2.9%
True Value Company	Warehouse	Retail Stores	Various U.S.	7	15,071	2.2%
OBI Group (a)	Retail	Retail Stores	Poland	18	14,818	2.1%
UTI Holdings, Inc.	Learning Center	Consumer Services	Various U.S.	6	14,638	2.1%
Advanced Micro Devices, Inc.	Office	High Tech Industries	Sunnyvale, CA	1	12,769	1.8%
Total				340	$219,013	31.6%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

W. P. Carey 2015 10-K – 41

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	Percent	Square Footage	Percent
United States
East
New Jersey	$25,969	3.8%	1,724	2.0%
North Carolina	19,486	2.8%	4,518	5.0%
Pennsylvania	18,327	2.6%	2,526	2.8%
New York	17,742	2.6%	1,178	1.3%
Massachusetts	14,786	2.1%	1,390	1.5%
Virginia	7,992	1.2%	1,093	1.2%
Other (a)	22,745	3.3%	4,703	5.2%
Total East	127,047	18.4%	17,132	19.0%

West
California	57,426	8.3%	3,624	4.0%
Arizona	25,916	3.8%	2,928	3.3%
Colorado	10,304	1.5%	1,268	1.4%
Utah	7,198	1.0%	960	1.1%
Other (a)	20,135	2.9%	2,297	2.5%
Total West	120,979	17.5%	11,077	12.3%

South
Texas	47,377	6.8%	6,811	7.6%
Georgia	24,817	3.6%	3,065	3.4%
Florida	17,977	2.6%	1,855	2.1%
Tennessee	13,440	1.9%	1,804	2.0%
Other (a)	8,122	1.2%	1,848	2.1%
Total South	111,733	16.1%	15,383	17.2%

Midwest
Illinois	26,092	3.8%	3,741	4.2%
Michigan	11,662	1.7%	1,380	1.5%
Indiana	9,141	1.3%	1,418	1.6%
Ohio	7,234	1.0%	1,647	1.8%
Missouri	7,003	1.0%	1,305	1.4%
Other (a)	21,956	3.2%	3,584	4.0%
Total Midwest	83,088	12.0%	13,075	14.5%
United States Total	442,847	64.0%	56,667	63.0%

International
Germany	58,425	8.5%	7,131	7.9%
France	41,649	6.0%	7,836	8.7%
United Kingdom	40,510	5.8%	2,681	2.9%
Spain	27,200	3.9%	2,927	3.2%
Finland	19,301	2.8%	1,979	2.2%
Poland	16,662	2.4%	2,189	2.4%
The Netherlands	14,056	2.0%	2,233	2.5%
Australia	10,014	1.4%	3,160	3.5%
Other (b)	21,956	3.2%	3,317	3.7%
International Total	249,773	36.0%	33,453	37.0%

Total	$692,620	100.0%	90,120	100.0%

W. P. Carey 2015 10-K – 42

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	Percent	Square Footage	Percent
Office	$207,956	30.0%	14,000	15.5%
Industrial	170,616	24.6%	34,075	37.8%
Warehouse	119,847	17.3%	24,834	27.6%
Retail	108,327	15.7%	9,912	11.0%
Self Storage	31,853	4.6%	3,536	3.9%
Other Properties (c)	54,021	7.8%	3,763	4.2%
Total	$692,620	100.0%	90,120	100.0%
__________

(a)
Other properties in the East include assets in Connecticut, South Carolina, Kentucky, Maryland, New Hampshire, and West Virginia. Other properties in the West include assets in Washington, New Mexico, Nevada, Oregon, Wyoming, and Alaska. Other properties in the South include assets in Louisiana, Alabama, Arkansas, Mississippi, and Oklahoma. Other properties in the Midwest include assets in Minnesota, Kansas, Wisconsin, Nebraska, and Iowa.

(b)	Includes assets in Norway, Austria, Hungary, Sweden, Belgium, Canada, Mexico, Thailand, Malaysia, and Japan.

(c)	Includes ABR from tenants within the following property types: learning center, hotel, theater, sports facility, and residential.

W. P. Carey 2015 10-K – 43

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	Percent	Square Footage	Percent
Retail Stores	$139,973	20.2%	20,943	23.2%
Consumer Services	58,927	8.5%	5,008	5.5%
High Tech Industries	46,070	6.7%	3,225	3.6%
Automotive	39,116	5.6%	6,599	7.3%
Sovereign and Public Finance	38,522	5.6%	3,408	3.8%
Beverage, Food and Tobacco	33,807	4.9%	7,371	8.2%
Hotel, Gaming and Leisure	33,759	4.9%	2,254	2.5%
Healthcare and Pharmaceuticals	31,434	4.5%	2,173	2.4%
Cargo Transportation	30,866	4.5%	4,229	4.7%
Media: Advertising, Printing and Publishing	29,825	4.3%	1,895	2.1%
Containers, Packaging and Glass	26,644	3.8%	5,326	5.9%
Capital Equipment	26,295	3.8%	4,932	5.4%
Construction and Building	19,834	2.9%	4,224	4.7%
Business Services	17,794	2.6%	1,849	2.1%
Telecommunications	16,743	2.4%	1,188	1.3%
Wholesale	14,370	2.1%	2,806	3.1%
Durable Consumer Goods	10,990	1.6%	2,485	2.8%
Aerospace and Defense	10,508	1.5%	1,183	1.3%
Grocery	10,347	1.5%	1,260	1.4%
Chemicals, Plastics and Rubber	9,840	1.4%	1,088	1.2%
Metals and Mining	9,623	1.4%	1,413	1.6%
Oil and Gas	7,737	1.1%	368	0.4%
Non-Durable Consumer Goods	7,667	1.1%	1,883	2.1%
Banking	7,202	1.0%	596	0.7%
Other (a)	14,727	2.1%	2,414	2.7%
Total	$692,620	100.0%	90,120	100.0%
__________

(a)
Includes ABR from tenants in the following industries: insurance; electricity; media: broadcasting and subscription; forest products and paper; environmental industries; and consumer transportation. Also includes square footage for vacant properties.

W. P. Carey 2015 10-K – 44

Lease Expirations
(in thousands, except percentages and number of leases)

Year of Lease Expiration (a)	Number of Leases Expiring	ABR	Percent	Square Footage	Percent
December 31, 2015 (b)	4	$6,350	0.9%	269	0.3%
2016 (c)	14	18,052	2.6%	1,870	2.1%
2017	15	12,749	1.9%	2,420	2.7%
2018	29	56,393	8.2%	8,106	9.0%
2019	26	42,470	6.1%	3,990	4.4%
2020	24	35,998	5.2%	3,548	3.9%
2021	79	41,524	6.0%	6,682	7.4%
2022	36	61,812	8.9%	8,443	9.4%
2023	14	37,034	5.3%	4,882	5.4%
2024	43	92,278	13.3%	11,689	13.0%
2025	44	34,169	4.9%	3,645	4.0%
2026	22	21,128	3.1%	3,118	3.5%
2027	25	41,968	6.1%	6,277	7.0%
2028	10	23,140	3.3%	2,987	3.3%
2029	13	23,387	3.4%	3,534	3.9%
Thereafter	85	144,168	20.8%	17,590	19.5%
Vacant	—	—	—%	1,070	1.2%
Total	483	$692,620	100.0%	90,120	100.0%
__________

(a)	Assumes tenant does not exercise any renewal option.

(b)	Reflects ABR for leases that expired on December 31, 2015

(c)	A month-to-month lease with ABR of $0.1 million is included in 2016 ABR.

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

W. P. Carey 2015 10-K – 45

Results of Operations

We have two reportable segments: Real Estate Ownership and Investment Management. We evaluate our results of operations with a primary focus on increasing and enhancing the value, quality and number of properties in our Real Estate Ownership segment as well as assets owned by the Managed Programs, which are managed by our Investment Management segment. We focus our efforts on improving underperforming assets through re-leasing efforts, including negotiation of lease renewals, or selectively selling assets in order to increase value in our real estate portfolio. The ability to increase assets under management by structuring investments on behalf of the Managed Programs is affected, among other things, by our ability to raise capital on behalf of the Managed Programs and our ability to identify and enter into appropriate investments and related financing on their behalf.

W. P. Carey 2015 10-K – 46

Real Estate Ownership

The following table presents the comparative results of our Real Estate Ownership segment (in thousands):

	Years Ended December 31,
	2015	2014	Change	2014	2013	Change
Revenues
Lease revenues	$656,956	$573,829	$83,127	$573,829	$299,624	$274,205
Operating property revenues	30,515	28,925	1,590	28,925	956	27,969
Lease termination income and other	25,145	17,767	7,378	17,767	2,071	15,696
Reimbursable tenant costs	22,832	24,862	(2,030)	24,862	13,314	11,548
	735,448	645,383	90,065	645,383	315,965	329,418
Operating Expenses
Depreciation and amortization:
Net-leased properties	271,985	229,210	42,775	229,210	117,271	111,939
Operating properties	4,251	3,889	362	3,889	178	3,711
	276,236	233,099	43,137	233,099	117,449	115,650
Property expenses:
Net-leased properties	23,039	13,244	9,795	13,244	5,213	8,031
Reimbursable tenant costs	22,832	24,862	(2,030)	24,862	13,314	11,548
Operating property expenses	22,119	20,847	1,272	20,847	577	20,270
Property management fees	7,041	3,634	3,407	3,634	2,292	1,342
	75,031	62,587	12,444	62,587	21,396	41,191
General and administrative	47,676	38,797	8,879	38,797	18,993	19,804
Impairment charges	29,906	23,067	6,839	23,067	4,741	18,326
Merger, property acquisition, and other expenses	(9,908)	34,465	(44,373)	34,465	9,230	25,235
Stock-based compensation expense	7,873	12,659	(4,786)	12,659	7,153	5,506
	426,814	404,674	22,140	404,674	178,962	225,712
Segment Net Operating Income	308,634	240,709	67,925	240,709	137,003	103,706
Other Income and Expenses
Interest expense	(194,326)	(178,122)	(16,204)	(178,122)	(103,728)	(74,394)
Equity in earnings of equity method investments in the Managed REITs and real estate	52,972	44,116	8,856	44,116	52,731	(8,615)
Other income and (expenses)	1,952	(14,505)	16,457	(14,505)	8,420	(22,925)
Gain on change in control of interests	—	105,947	(105,947)	105,947	—	105,947
	(139,402)	(42,564)	(96,838)	(42,564)	(42,577)	13
Income from continuing operations before income taxes	169,232	198,145	(28,913)	198,145	94,426	103,719
(Provision for) benefit from income taxes	(17,948)	916	(18,864)	916	(4,703)	5,619
Income from continuing operations before gain on sale of real estate	151,284	199,061	(47,777)	199,061	89,723	109,338
Income from discontinued operations, net of tax	—	33,318	(33,318)	33,318	38,180	(4,862)
Gain (loss) on sale of real estate, net of tax	6,487	1,581	4,906	1,581	(332)	1,913
Net Income from Real Estate Ownership	157,771	233,960	(76,189)	233,960	127,571	106,389
Net income attributable to noncontrolling interests	(10,961)	(5,573)	(5,388)	(5,573)	(33,056)	27,483
Net Income from Real Estate Ownership Attributable to W. P. Carey	$146,810	$228,387	$(81,577)	$228,387	$94,515	$133,872

W. P. Carey 2015 10-K – 47

Lease Composition and Leasing Activities

As of December 31, 2015, 94.9% of our net leases, based on ABR, have rent increases, of which 70.2% have adjustments based on CPI or similar indices and 24.7% have fixed rent increases. CPI and similar rent adjustments are based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. Over the next 12 months, fixed rent escalations are scheduled to increase ABR by an average of 2.6%. We own international investments and, therefore, lease revenues from these investments are subject to exchange rate fluctuations in various foreign currencies, primarily the euro.

The following discussion presents a summary of rents on existing properties arising from leases with new tenants, or second generation leases, and renewed leases with existing tenants for the periods presented and, therefore, does not include new acquisitions for our portfolio during that period. For a discussion about our leasing activities for the prior periods presented in this Report, please see our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 2, 2015, as amended by a Form 10-K/A filed with the SEC on March 17, 2015.

During 2015, we entered into 14 new leases for a total of approximately 1.6 million square feet of leased space. The average rent for the leased space is $6.74 per square foot. We provided a tenant improvement allowance on seven of these leases totaling $7.1 million. In addition, during 2015, we extended 16 leases with existing tenants for a total of approximately 3.6 million square feet of leased space. The estimated average new rent for the leased space is $5.25 per square foot, and the average in place former rent was $5.54 per square foot, reflecting current market conditions. We provided a tenant improvement allowance on three of these leases totaling $5.8 million.

W. P. Carey 2015 10-K – 48

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

	Years Ended December 31,
	2015	2014	Change	2014	2013	Change
Existing Net-Leased Properties
Lease revenues	$266,442	$281,132	$(14,690)	$281,132	$279,765	$1,367
Property expenses	(3,228)	(1,050)	(2,178)	(1,050)	(2,038)	988
Depreciation and amortization	(100,327)	(105,895)	5,568	(105,895)	(106,276)	381
Property level contribution	162,887	174,187	(11,300)	174,187	171,451	2,736
Net-Leased Properties Acquired in the CPA®:16 Merger
Lease revenues	258,219	248,470	9,749	248,470	—	248,470
Property expenses	(12,618)	(5,802)	(6,816)	(5,802)	—	(5,802)
Depreciation and amortization	(99,913)	(100,298)	385	(100,298)	—	(100,298)
Property level contribution	145,688	142,370	3,318	142,370	—	142,370
Recently Acquired Net-Leased Properties
Lease revenues	117,073	30,263	86,810	30,263	6,455	23,808
Property expenses	(6,738)	(2,615)	(4,123)	(2,615)	(260)	(2,355)
Depreciation and amortization	(56,700)	(14,584)	(42,116)	(14,584)	(3,169)	(11,415)
Property level contribution	53,635	13,064	40,571	13,064	3,026	10,038
Properties Sold or Held for Sale
Lease revenues	15,222	13,964	1,258	13,964	13,404	560
Operating revenues	327	491	(164)	491	443	48
Property expenses	(636)	(4,015)	3,379	(4,015)	(3,154)	(861)
Depreciation and amortization	(15,102)	(8,515)	(6,587)	(8,515)	(7,906)	(609)
Property level contribution	(189)	1,925	(2,114)	1,925	2,787	(862)
Operating Properties
Revenues	30,188	28,434	1,754	28,434	513	27,921
Property expenses	(21,938)	(20,609)	(1,329)	(20,609)	(338)	(20,271)
Depreciation and amortization	(4,194)	(3,807)	(387)	(3,807)	(98)	(3,709)
Property level contribution	4,056	4,018	38	4,018	77	3,941
Property Level Contribution	366,077	335,564	30,513	335,564	177,341	158,223
Add: Lease termination income and other	25,145	17,767	7,378	17,767	2,071	15,696
Less other expenses:
General and administrative	(47,676)	(38,797)	(8,879)	(38,797)	(18,993)	(19,804)
Impairment charges	(29,906)	(23,067)	(6,839)	(23,067)	(4,741)	(18,326)
Merger, property acquisition, and other expenses	9,908	(34,465)	44,373	(34,465)	(9,230)	(25,235)
Stock-based compensation expense	(7,873)	(12,659)	4,786	(12,659)	(7,153)	(5,506)
Property management fees	(7,041)	(3,634)	(3,407)	(3,634)	(2,292)	(1,342)
Segment Net Operating Income	$308,634	$240,709	$67,925	$240,709	$137,003	$103,706

W. P. Carey 2015 10-K – 49

Existing Net-Leased Properties

Existing net-leased properties are those that we acquired or placed into service prior to January 1, 2013 and that were not sold during the periods presented. For the periods presented, there were 320 existing net-leased properties.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, property level contribution from existing net-leased properties decreased by $11.3 million, primarily due to a decrease of $7.6 million as a result of the decrease in the average exchange rate of the U.S. dollar in relation to foreign currencies (primarily the euro) between the years. In addition, property level contribution from existing net-leased properties decreased by $3.8 million as a result of lease restructurings, which reduced lease revenues earned from these properties.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, property level contribution from existing net-leased properties increased by $2.7 million, primarily due to an increase of $2.7 million as a result of scheduled rent increases at several properties. This increase was partially offset by a decrease of $1.4 million as a result of the restructuring of leases at several properties.

Net-Leased Properties Acquired in the CPA®:16 Merger

For the periods presented, there were 314 net-leased properties acquired in the CPA®:16 Merger in January 2014 (Note 3).

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, property level contribution from net-leased properties acquired in the CPA®:16 Merger increased by $3.3 million, primarily due to an increase of $23.7 million representing activity for the 12 months ended December 31, 2015 as compared to activity for the 11 months ended December 31, 2014. This increase was partially offset by a decrease of $11.7 million as a result of the decrease in the average exchange rate of the U.S. dollar in relation to foreign currencies (primarily the euro) between the periods. In addition, during the year ended December 31, 2015, we recorded an allowance for credit losses of $8.7 million on a direct financing lease due to a decline in the estimated amount of future payments we will receive from the tenant, including the possible early termination of the direct financing lease (Note 6), which reduced the property level contribution recognized from this investment.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2012, excluding those acquired in the CPA®:16 Merger. During 2015, we acquired nine investments with total ABR of approximately $47.2 million. During 2014, we acquired ten investments with total ABR of approximately $55.4 million. During 2013, we acquired seven investments with total ABR of approximately $22.4 million.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, property level contribution from recently acquired net-leased properties increased by $40.6 million, primarily due to an increase of $45.1 million as a result of new investments we acquired during 2015 and 2014, partially offset by a decrease of $4.5 million a result of the decrease in the average exchange rate of the U.S. dollar in relation to foreign currencies (primarily the euro) between the years.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, property level contribution from recently acquired net-leased properties increased by $10.0 million as a result of new investments we acquired during 2014 and 2013.

Properties Sold or Held for Sale

Properties sold or held for sale discussed in this section represent only those properties that did not qualify for classification as discontinued operations. In addition to the impact on property level contribution related to properties we sold or classified as held for sale during the periods presented, we recognized gains and losses on sale of real estate, lease termination income, impairment charges, and a loss on extinguishment of debt. The impact of these transactions is described in further detail below. We discuss properties sold or held-for sale that did qualify for classification as discontinued operations under Other Revenues and Expenses, and Income from Discontinued Operations, Net of Tax, below and in Note 16.

In the fourth quarter of 2015, we executed a lease amendment with a tenant in a domestic office building. The amendment extended the lease term an additional 15 years to January 31, 2037 and provided a one-time rent payment of $25.0 million, which was paid to us on December 18, 2015. The lease amendment also provided an option to terminate the lease effective February 29, 2016, with additional lease termination fees of $22.2 million to be paid to us on or five days before February 29, 2016 upon exercise of the option. The tenant exercised the option on January 1, 2016. The aggregate of the additional rent

W. P. Carey 2015 10-K – 50

payment of $25.0 million and the lease termination fees of $22.2 million are being amortized to lease termination income from the lease amendment date on December 4, 2015 through the end of the lease term on February 29, 2016, resulting in $15.0 million recognized during the year ended December 31, 2015 within Lease termination income and other in the consolidated financial statements. In connection with the lease amendment, we defeased the mortgage loan encumbering the property with a principal balance of $36.5 million, and recognized a loss on extinguishment of debt of $5.3 million, which was included in Other income and (expenses) in the consolidated financial statements. In addition, during the fourth quarter of 2015 we entered into an agreement to sell the property to a third party, and the buyer placed a deposit of $12.7 million for the purchase of the property that is being held in escrow. At December 31, 2015, this property was classified as held for sale (Note 16).

During the year ended December 31, 2015, we sold 14 properties. At December 31, 2015, we had two properties classified as held for sale, including the property described above. Property level contribution from properties sold or held for sale for the year ended December 31, 2015 was $0.2 million. As a result of the lease termination for the domestic property described above, lease revenues increased by $6.8 million for the year ended December 31, 2015 as compared to 2014, due to accelerated amortization of below-market rent intangibles, which is recorded as an adjustment to lease revenues. In addition, for the same property, depreciation and amortization increased by $9.1 million for the year ended December 31, 2015 as compared to 2014, due to accelerated amortization of in-place lease intangibles, which is included in depreciation and amortization.

During the year ended December 31, 2014, we sold 13 properties, including a property subject to a direct financing lease that we acquired in the CPA®:16 Merger and a parcel of land that was conveyed to the local government. At December 31, 2014, we also had four properties classified as held for sale. Property level contribution from properties sold or held for sale for the year ended December 31, 2014 was $1.9 million.

During the year ended December 31, 2013, we sold one investment in a property subject to a direct financing lease. Property level contribution from properties sold or held for sale for the year ended December 31, 2013 was $2.8 million.

Operating Properties

Operating properties consist of our investments in two hotels acquired in the CPA®:16 Merger for 2015 and 2014, and one self-storage property for all periods presented.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, property level contribution from operating properties was substantially the same.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, property level contribution from operating properties increased by $3.9 million, primarily as a result of the two hotels we acquired in the CPA®:16 Merger.

Other Revenues and Expenses

Lease Termination Income and Other

2015 — For the year ended December 31, 2015, lease termination income and other was $25.1 million, primarily consisting of:

•	$15.0 million of lease termination income related to a domestic property classified as held for sale (Note 16);

•	$2.7 million in lease termination income related to a tenant paying us at the end of the lease term for costs associated with repairs the tenant was required to make under the terms of the lease;

•	$2.4 million of other income in connection with the termination by the buyer of a purchase and sale agreement on one of our properties; and

•	$2.7 million of lease termination income due to the early termination of two leases during the first quarter of 2015.

2014 — For the year ended December 31, 2014, lease termination income and other was $17.8 million, primarily consisting of lease termination income from the early termination of three leases.

2013 — For the year ended December 31, 2013, lease termination income and other was $2.1 million, primarily consisting of miscellaneous tenant income.

W. P. Carey 2015 10-K – 51

General and Administrative

As discussed in Note 4, certain personnel costs (i.e., those not related to our senior management, our legal transactions team, or our investments team) and overhead costs are charged to the CPA® REITs and our Real Estate Ownership Segment based on the trailing 12-month reported revenues of the Managed REITs and us. Personnel costs related to our senior management, our legal transactions team, and our investments team are allocated to our Real Estate Ownership Segment based on the trailing 12-month investment volume. We began to allocate personnel and overhead costs to the CWI REITs on January 1, 2014 and to the Managed BDCs on October 8, 2015 based on the time incurred by our personnel.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, general and administrative expenses in the Real Estate Ownership segment increased by $8.9 million, primarily due to an increase of $5.5 million in general and administrative expenses related to a shift in expenses allocable to our Real Estate Ownership segment as a result of the
CPA®:16 Merger, in accordance with the allocation formula outlined above. In addition, commissions to investment officers related to our real estate acquisitions increased by $3.4 million due to higher acquisition volume in our owned portfolio during 2015.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, general and administrative expenses in the Real Estate Ownership segment increased by $19.8 million, primarily due to higher compensation costs and professional fees. Compensation costs increased by $15.0 million primarily due to the increased allocation of personnel costs to the Real Estate Ownership segment resulting from the increased revenues in that segment after the CPA®:16 Merger. Additionally, total compensation costs were higher due to an increase in both headcount and acquisition-related commissions. Professional fees increased by $3.8 million primarily due to consulting fees associated with the planned implementation of our new accounting software system, which occurred in the first quarter of 2015.

Impairment Charges

Where the undiscounted cash flows for an asset are less than the asset’s carrying value when considering and evaluating the various alternative courses of action that may occur, we recognize an impairment charge to reduce the carrying value of the asset to its estimated fair value. Further, when we classify an asset as held for sale, we carry the asset at the lower of its current carrying value or its fair value, less estimated cost to sell. Our impairment charges are more fully described in Note 9.

2015 — For the year ended December 31, 2015, we recognized impairment charges totaling $29.9 million to reduce the carrying values of certain assets to their estimated fair values, consisting of the following:

•	$8.7 million recognized on a property due to the expected expiration of its related lease;

•	$6.9 million recognized on a property that will be demolished in accordance with a plan to redevelop the property;

•	$6.9 million recognized on two properties and a parcel of vacant land that are expected to be sold;

•	$4.1 million recognized on three properties that were sold or classified as held for sale (Note 16); and

•	$3.3 million recognized on five properties as a result of other-than-temporary declines in the estimated fair values of the buildings’ residual values.

2014 — For the year ended December 31, 2014, we recognized impairment charges totaling $23.1 million to reduce the carrying values of certain assets to their estimated fair values, consisting of the following:

•	$14.0 million recognized on a property as a result of the tenant not renewing its lease;

•	$8.5 million recognized on 13 properties that were sold; and

•	$0.6 million recognized on two properties as a result of other-than-temporary declines in the estimated fair values of the buildings’ residual values.

2013 — For the year ended December 31, 2013, we recognized an impairment charge of $4.7 million on a property in France that was sold. This impairment was the result of writing down the property’s carrying value to its estimated fair value in connection with the tenant vacating the property.

See Equity in earnings of equity method investments in the Managed Programs and real estate and Income from Discontinued Operations below for additional impairment charges incurred.

W. P. Carey 2015 10-K – 52

Merger, Property Acquisition, and Other Expenses

Property acquisition expenses consist primarily of acquisition-related costs incurred on investments that were accounted for as business combinations, which were required to be expensed under current accounting guidance.

2015 — For the year ended December 31, 2015, Merger, property acquisition, and other expenses included a reversal of $25.0 million of liabilities for German real estate transfer taxes that were previously recorded in connection with both the CPA®:15 Merger in September 2012 and the restructuring of a German investment, Hellweg Die Profi-Baumärkte GmbH & Co. KG, or Hellweg 2, in October 2013 (Note 7). Based on the German tax authority’s revocation of its previous position on the application of a ruling in Federal German tax court, the obligation to pay the transfer taxes in connection with these transactions was no longer deemed probable of occurring. This benefit was partially offset by property acquisition expenses of $11.5 million and expenses of $3.6 million incurred related to our continuing review of a range of strategic alternatives, as discussed in Significant Developments above.

2014 — For the year ended December 31, 2014, Merger, property acquisition, and other expenses were $34.5 million, which consisted of merger-related expenses of $30.5 million and property acquisition expenses of $4.0 million. Merger-related expenses during 2014 represent costs incurred in connection with the CPA®:16 Merger, which was completed on January 31, 2014.

2013 — For the year ended December 31, 2013, Merger, property acquisition, and other expenses were $9.2 million, which consisted of merger-related expenses of $5.0 million and property acquisition expenses of $4.2 million. Merger-related expenses during 2013 represent costs incurred in connection with the CPA®:16 Merger, the agreement for which was announced in July 2013.

Stock-based Compensation Expense

For a description of our equity plans and awards, please see Note 14.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, stock-based compensation expense allocated to the Real Estate Ownership segment decreased by $4.8 million, primarily due to the higher value of restricted share unit, or RSU, and performance share unit, or PSU, awards that vested in 2014 as compared to the RSU and PSU awards granted in 2015.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, stock-based compensation expense allocated to the Real Estate Ownership segment increased by $5.5 million, primarily due to an increase in owned real estate as a result of the CPA®:16 Merger.

Interest Expense

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, interest expense increased by $16.2 million as a result of an increase in average outstanding borrowings, partially offset by a lower weighted-average interest rate and the impact of the weakening of foreign currencies (primarily the euro) in relation to the U.S. dollar. Average outstanding indebtedness increased to $4.6 billion during 2015 as compared to $3.7 billion during 2014. Our weighted-average interest rate decreased to 4.2% during 2015 as compared to 4.6% during 2014. The decrease in the average exchange rate of the U.S. dollar in relation to foreign currencies between the years resulted in an $8.2 million decrease in interest expense in 2015 as compared to 2014. During 2014, interest expense included $8.0 million related to the amortization of a mortgage loan premium related to an international mortgage loan that matured in December 2014.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, interest expense increased by $74.4 million, primarily due to an increase of $71.0 million as a result of mortgage loans assumed in connection with our acquisition of properties from CPA®:16 – Global in the CPA®:16 Merger. In addition, interest expense increased by $18.5 million as a result of the issuance of the 4.6% Senior Notes in March 2014 (Note 11). These increases were partially offset by decreases in interest expense of $12.2 million as a result of repayments of several non-recourse mortgage loans, as part of our plan to become a primarily unsecured borrower, during the years ended December 31, 2014 and 2013 (Note 11), and $2.4 million as a result of refinancing several mortgage loans at lower interest rates during 2013.

W. P. Carey 2015 10-K – 53

Equity in Earnings of Equity Method Investments in the Managed REITs and Real Estate

Equity in earnings of equity method investments in the Managed REITs and real estate is recognized in accordance with the investment agreement for each of our equity method investments. In addition, we are entitled to receive distributions of Available Cash (Note 3) from the operating partnerships of each of the Managed REITs. The net income of our unconsolidated investments fluctuates based on the timing of transactions, such as new leases and property sales, as well as the level of impairment charges. The following table presents the details of our Equity in earnings of equity method investments in the Managed REITs and real estate (in thousands):

	Years Ended December 31,
	2015	2014	2013
Equity in earnings of equity method investments in the Managed REITs:
Equity in earnings of equity method investments in the Managed REITs (a)	$692	$1,694	$2,886
Other-than-temporary impairment charges on the Special Member Interest in CPA®:16 – Global’s operating partnership, net of related deferred revenue earned (a) (b)	—	(28)	(6,891)
Distributions of Available Cash: (b)
CPA®:16 – Global	—	4,751	15,182
CPA®:17 – Global	24,668	20,427	16,899
CPA®:18 – Global	6,317	1,778	92
CWI 1	7,120	4,096	1,948
CWI 2	301	—	—
Equity in earnings of equity method investments from the Managed REITs	39,098	32,718	30,116
Equity in earnings of other equity method investments in real estate:
Equity investments acquired in the CPA®:16 Merger (a) (c)	9,509	8,306	4,048
Existing equity investments (d)	3,090	1,300	1,428
Recently acquired equity investment (e)	1,275	1,018	—
Equity investments sold (f)	—	82	17,486
Equity investments consolidated after the CPA®:16 Merger (g)	—	692	(347)
Total equity in earnings of other equity method investments in real estate	13,874	11,398	22,615
Total equity in earnings of equity method investments in the Managed REITs and real estate	$52,972	$44,116	$52,731
__________

(a)
In May 2011, we acquired a special member interest, or the Special Member Interest, in CPA®:16 – Global’s operating partnership, which we recorded as an equity investment at fair value with an equal amount recorded as deferred revenue (Note 3). On January 31, 2014, we acquired all the remaining interests in CPA®:16 – Global through the CPA®:16 Merger, and as a result, we now consolidate the operating partnership. See Gain on Change in Control of Interests below for discussion on the gain recognized.

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

(c)
We acquired our interests or additional interests in these investments in the CPA®:16 Merger in January 2014 (Note 3). Amount for 2013 includes our $8.4 million share of the German real estate transfer tax recorded by the Hellweg 2 investment (Note 7).

(d)
Represents equity investments we held prior to January 1, 2013. Equity income on a jointly-owned German investment increased by $2.1 million during the year ended December 31, 2015, representing our share of the bankruptcy proceeds received (Note 7).

(e)
During the year ended December 31, 2014, we received a preferred equity position in Beach House JV, LLC, as part of a sale of a property. The preferred equity, redeemable on March 13, 2019, provides us with a preferred rate of return of 8.5% (Note 7).

(f)	We sold one equity investment in the second quarter of 2013 and recognized a gain on the sale of $19.5 million (Note 7). We also sold another equity investment in the fourth quarter of 2013.

W. P. Carey 2015 10-K – 54

(g)	We acquired additional interests in these investments from CPA®:16 – Global in the CPA®:16 Merger. Subsequent to the CPA®:16 Merger, we consolidate these majority-owned or wholly-owned investments.

Other Income and (Expenses)

Other income and (expenses) primarily consists of gains and losses on foreign currency transactions, derivative instruments, and extinguishment of debt. We and certain of our foreign consolidated subsidiaries have intercompany debt and/or advances that are not denominated in the functional currency of those subsidiaries. When the short-term intercompany debt or accrued interest thereon is remeasured against the functional currency of the respective subsidiaries, an unrealized gain or loss on foreign currency translation may result. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments. In addition, we have certain derivative instruments, including common stock warrants and foreign currency contracts, that are not designated as hedges for accounting purposes, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

2015 — For the year ended December 31, 2015, net other income was $2.0 million, primarily due to realized gains of $8.0 million related to foreign currency forward contracts, unrealized gains of $4.0 million recognized on interest swaps that did not qualify for hedge accounting, and interest income of $1.7 million recognized on our deposits. These gains were partially offset by net realized and unrealized losses of $6.3 million recognized on foreign currency transactions as a result of changes in foreign currency exchange rates and a net loss on extinguishment of debt of $5.6 million primarily related to the disposition of a property and defeasance of a loan encumbering a property classified as held for sale (Note 16).

2014 — For the year ended December 31, 2014, net other expenses were $14.5 million, primarily due to net realized and unrealized losses of $9.0 million related to changes in foreign currency rates applied to remeasure certain advances to foreign subsidiaries. In addition, we recognized a net loss on extinguishment of debt of $6.9 million in connection with the prepayment of several non-recourse mortgage loans (Note 10). These losses were partially offset by unrealized gains of $3.7 million on the interest rate swaps we acquired from CPA®:15 in the CPA®:15 Merger that did not qualify for hedge accounting.

2013 — For the year ended December 31, 2013, net other income was $8.4 million, primarily due to unrealized gains of $5.1 million recognized on the interest rate swaps acquired from CPA®:15 in the CPA®:15 Merger that did not qualify for hedge accounting, as well as net realized gains of $1.5 million on foreign currency transactions as a result of changes in foreign currency exchange rates on notes receivable from international subsidiaries. We also recognized a $1.2 million net gain on extinguishment of debt in connection with the settlement of several mortgage loans on properties disposed of during the year.

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

(Provision for) Benefit from Income Taxes

2015 vs. 2014 — For the year ended December 31, 2015, we recorded a provision for income taxes of $17.9 million, compared to a benefit from income taxes of $0.9 million recognized during 2014. Current income taxes increased by $10.3 million primarily due to increases in taxable income on foreign properties resulting from the reversal of prior deductions for German real estate transfer taxes and taxable income generated by foreign investments acquired during the fourth quarter of 2014. In addition, during 2014, we reversed a reserve of $3.3 million for unrecognized tax benefits due to expirations of the statutes of limitations. Deferred income taxes increased by $5.3 million due to changes in basis differences on certain foreign properties.

2014 vs. 2013 — For the year ended December 31, 2014, we recognized a benefit from income taxes of $0.9 million, compared to a provision for income taxes of $4.7 million recognized during 2013, primarily due to an increase in benefit from income

W. P. Carey 2015 10-K – 55

taxes of $3.3 million as a result of the expirations of the statutes of limitations on unrecognized tax benefits. In addition, we recognized an increase of $1.7 million of deferred tax benefit associated with basis differences on certain foreign properties, and a decrease of $0.7 million in current federal, foreign, and state franchise taxes recognized on our domestic TRSs and foreign properties.

Income from Discontinued Operations, Net of Tax

The results of operations for properties that have been classified as held for sale or that have been sold prior to January 1, 2014 and the properties that were acquired as held for sale in the CPA®:16 Merger, and with which we have no continuing involvement, are reflected in the consolidated financial statements as discontinued operations. During 2014, we sold nine properties that were classified as held for sale prior to January 1, 2014. In connection with the CPA®:16 Merger, we acquired ten properties that were classified as held for sale from CPA®:16 – Global, all of which were sold during the year ended December 31, 2014. During 2013, we sold 27 properties and reclassified nine properties to Assets held for sale. Results of operations for these properties are included within discontinued operations in the consolidated financial statements for all periods presented.

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

Gain (Loss) on Sale of Real Estate, Net of Tax

Gain (loss) on sale of real estate, net of tax consists of gain (loss) on the sale of properties that were sold or classified as held for sale and that did not qualify for classification as discontinued operations (Note 16). Properties that were sold in 2014 that were not classified as held for sale at December 31, 2013 or upon acquisition in the CPA®:16 Merger did not qualify for classification as discontinued operations. In addition, properties sold in 2013 that were subject to direct financing leases did not qualify for classification as discontinued operations under current accounting guidance.

2015 — For the year ended December 31, 2015, gain on sale of real estate, net of tax was $6.5 million. During the year ended December 31, 2015, we sold 13 properties and recognized a net gain on these sales, net of tax of $5.9 million. In addition, during July 2015, a domestic vacant property was foreclosed upon and sold, and we recognized a gain of $0.6 million in connection with that disposition.

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

Net Income Attributable to Noncontrolling Interests

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, net income attributable to noncontrolling interests increased by $5.4 million, primarily due to the noncontrolling interest holder’s portion of the reversal of reserves for German real estate transfer tax liabilities discussed above.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, net income attributable to noncontrolling interests decreased by $27.5 million, primarily due to $23.2 million of net income attributable to noncontrolling interests as a result of a net gain recognized in connection with selling 19 self-storage properties during 2013 (Note 16). Net income

W. P. Carey 2015 10-K – 56

attributable to noncontrolling interests also decreased by $3.4 million as a result of acquiring from CPA®:16 – Global in the CPA®:16 Merger the remaining interests in 12 less-than-wholly-owned investments that we had already consolidated.

Net Income from Real Estate Ownership Attributable to W. P. Carey

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, the resulting net income from Real Estate Ownership attributable to W. P. Carey decreased by $81.6 million.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, the resulting net income from Real Estate Ownership attributable to W. P. Carey increased by $133.9 million.

W. P. Carey 2015 10-K – 57

Investment Management

We earn revenue as the advisor to the Managed Programs. For the periods presented (except as noted), we acted as advisor to the following affiliated, publicly-owned, non-listed Managed Programs: CPA®:16 – Global (through January 31, 2014), CPA®:17 – Global, CPA®:18 – Global (since May 7, 2013), CWI 1, CWI 2 (since February 9, 2015), and CCIF (since February 27, 2015).

The following tables present other operating data that management finds useful in evaluating results of operations (dollars in millions):

	As of December 31,
	2015	2014	2013
Total properties — Managed REITs (a)	602	519	789
Assets under management — Managed Programs (b)	$11,045.3	$9,231.8	$9,728.4
Cumulative funds raised — CPA®:17 – Global offerings (c) (d)	2,884.5	2,884.5	2,884.5
Cumulative funds raised — CPA®:18 – Global offering (d) (e)	1,243.5	1,143.1	237.3
Cumulative funds raised — CWI 1 offerings (d) (f)	1,153.2	1,153.2	575.8
Cumulative funds raised — CWI 2 offering (d) (g)	247.0	—	—
Cumulative funds raised — CCIF (h)	2.0	—	—

	For the Years Ended December 31,
	2015	2014	2013
Financings structured — Managed REITs	$1,196.9	$968.0	$1,012.0
Investments structured — Managed REITs	2,533.9	1,880.1	1,425.0
Funds raised — CPA®:17 – Global offerings (c) (d)	—	—	1.3
Funds raised — CPA®:18 – Global offering (d) (e)	100.4	905.8	237.3
Funds raised — CWI 1 offerings (d) (f)	—	577.4	418.3
Funds raised — CWI 2 offering (d) (g)	247.0	—	—
Funds raised — CCIF (h)	2.0	—	—
__________

(a)
Includes properties owned by CPA®:16 – Global, CPA®:17 – Global, and CPA®:18 – Global at December 31, 2013. Includes properties owned by CPA®:17 – Global and CPA®:18 – Global at December 31, 2015 and 2014. Includes hotels owned by CWI 1 for all periods. Includes hotels owned by CWI 2 at December 31, 2015.

(b)
Represents the estimated fair value of the real estate assets owned by the Managed REITs, which was calculated by us as the advisor to the Managed REITs based in part upon third-party appraisals, plus cash and cash equivalents, less distributions payable. Amount as of December 31, 2015 also included the fair value of the investment assets, plus cash and cash equivalents, owned by CCIF.

(c)	The follow-on offering of CPA®:17 – Global closed in January 2013.

(d)	Excludes reinvested distributions through each entity’s distribution reinvestment plan.

(e)	Reflects funds raised from CPA®:18 – Global’s initial public offering, which commenced in May 2013 and closed on April 2, 2015.

(f)	Reflects funds raised in CWI 1’s initial public offering, which closed on September 15, 2013, and CWI 1’s follow-on offering, which commenced on December 20, 2013 and closed on December 31, 2014.

(g)	Reflects funds raised since the commencement of CWI 2’s initial public offering, which began to admit new stockholders on May 15, 2015.

(h)	We began to raise funds on behalf of the CCIF Feeder Funds in the fourth quarter of 2015. Amount represents funding from the Feeder Funds to CCIF.

W. P. Carey 2015 10-K – 58

Below is a summary of comparative results of our Investment Management segment (in thousands):

	Years Ended December 31,
	2015	2014	Change	2014	2013	Change
Revenues
Structuring revenue	$92,117	$71,256	$20,861	$71,256	$46,589	$24,667
Reimbursable costs	55,837	130,212	(74,375)	130,212	73,572	56,640
Asset management revenue	49,984	38,063	11,921	38,063	42,670	(4,607)
Dealer manager fees	4,794	23,532	(18,738)	23,532	10,856	12,676
Incentive, termination and subordinated disposition revenue	203	—	203	—	199	(199)
	202,935	263,063	(60,128)	263,063	173,886	89,177
Operating Expenses
Reimbursable costs from affiliates	55,837	130,212	(74,375)	130,212	73,572	56,640
General and administrative	55,496	52,791	2,705	52,791	48,070	4,721
Stock-based compensation expense	13,753	18,416	(4,663)	18,416	30,042	(11,626)
Dealer manager fees and expenses	11,403	21,760	(10,357)	21,760	13,028	8,732
Subadvisor fees	11,303	5,501	5,802	5,501	4,106	1,395
Depreciation and amortization	4,079	4,024	55	4,024	4,373	(349)
Strategic alternative expenses	2,144	—	2,144	—	—	—
Impairment charge	—	—	—	—	553	(553)
	154,015	232,704	(78,689)	232,704	173,744	58,960
Other Income and Expenses
Equity in loss of equity method investment in Carey Credit Income Fund	(1,952)	—	(1,952)	—	—	—
Other income and (expenses)	161	275	(114)	275	1,001	(726)
	(1,791)	275	(2,066)	275	1,001	(726)
Income from continuing operations before income taxes	47,129	30,634	16,495	30,634	1,143	29,491
(Provision for) benefit from income taxes	(19,673)	(18,525)	(1,148)	(18,525)	3,451	(21,976)
Net Income from Investment Management	27,456	12,109	15,347	12,109	4,594	7,515
Net (income) loss attributable to noncontrolling interests	(2,008)	(812)	(1,196)	(812)	120	(932)
Net loss (income) attributable to redeemable noncontrolling interest	—	142	(142)	142	(353)	495
Net Income from Investment Management attributable to W. P. Carey	$25,448	$11,439	$14,009	$11,439	$4,361	$7,078

Structuring Revenue

We earn structuring revenue when we structure investments and debt placement transactions for the Managed REITs. Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, structuring revenue increased by $20.9 million, primarily due to increases of $7.6 million and $5.3 million in structuring revenue earned from CPA®:18 – Global and CPA®:17 – Global, respectively, as a result of higher investment volume in 2015 as compared to 2014. We also recognized $8.1 million of structuring revenue during 2015 from CWI 2, which completed its first acquisition on April 1, 2015.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, structuring revenue increased by $24.7 million, primarily due to an increase of $37.0 million in structuring revenue earned from CPA®:18 – Global as a result of higher investment volume in 2014 as compared to 2013. This increase was partially offset by decreases of $9.9 million and $2.2

W. P. Carey 2015 10-K – 59

million in structuring revenue earned from CPA®:17 – Global and CWI 1, respectively, as a result of lower investment volumes for each in 2014 as compared to 2013.

Reimbursable Costs

Reimbursable costs represent costs incurred by us on behalf of the Managed Programs, consisting primarily of broker-dealer commissions and marketing and personnel costs, which are reimbursed by the Managed Programs and are reflected as a component of both revenues and expenses.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, reimbursable costs decreased by $74.4 million, primarily due to decreases of $53.2 million in commissions paid to broker-dealers related to the CPA®:18 – Global initial public offering, which closed on April 2, 2015. In addition, commissions paid to broker-dealers related to CWI 1’s follow-on offering, which closed on December 31, 2014, were $46.4 million during 2014. These decreases were partially offset by $16.3 million of commissions paid to broker-dealers during 2015 related to CWI 2’s initial public offering, which commenced on May 15, 2015, and increases in personnel costs reimbursed by the Managed REITs of $4.4 million during 2015 as compared to 2014, primarily due to additional headcount.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, reimbursable costs increased by $56.6 million, primarily due to an increase of $48.6 million in commissions paid to broker-dealers related to the CPA®:18 – Global initial public offering, which commenced in May 2013, and an increase of $13.1 million in commissions paid to broker-dealers related to the CWI 1 public offerings due to the corresponding increase in funds raised in 2014 compared to 2013. These increases were partially offset by a decrease of $4.3 million in personnel costs reimbursed to us by the Managed REITs as a result of the cessation of reimbursements from CPA®:16 – Global after the CPA®:16 Merger.

Asset Management Revenue

We earn asset management revenue from the Managed REITs based on the value of their real estate-related and lodging-related assets under management. We also earn asset management revenue from CCIF based on the average of its gross assets at fair value. This asset management revenue may increase or decrease depending upon (i) increases in the Managed Programs’ asset bases as a result of new investments; (ii) decreases in the Managed Programs’ asset bases as a result of sales of investments; (iii) increases or decreases in the appraised value of the real estate-related and lodging-related assets in the Managed REIT investment portfolios; and (iv) increases or decreases in the fair value of CCIF’s investment portfolio.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, asset management revenue increased by $11.9 million. Asset management revenue from CPA®:18 – Global increased by $5.0 million, asset management revenue from CWI 1 increased by $4.5 million, and asset management revenue from CPA®:17 – Global increased by $2.6 million, all as a result of the growth in assets under management due to investment volume during 2015. Additionally, asset management revenue from CWI 2 was $1.0 million during 2015 as a result of new investments that it entered into since the commencement of its offering in February 2015. Asset management revenue from CCIF was $0.4 million during 2015. These increases were partially offset by a decrease of $1.4 million as a result of the cessation of asset management revenue earned from CPA®:16 – Global after the CPA®:16 Merger on January 31, 2014.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, asset management revenue decreased by $4.6 million. Asset management revenue decreased by $16.3 million as a result of the cessation of asset management revenue earned from CPA®:16 – Global after the CPA®:16 Merger on January 31, 2014. This decrease was partially offset by increases of $4.7 million and $4.5 million in 2014 as compared to 2013 from CPA®:17 – Global and CWI 1, respectively, as a result of new investments that these entities entered into during 2013 and 2014. Asset management revenue from CPA®:18 – Global also increased by $2.5 million as a result of new investments that it entered into since the commencement of its offering in May 2013.

Dealer Manager Fees

As discussed in Note 4, we earned a dealer manager fee of $0.35 per share sold in connection with CPA®:17 – Global’s follow-on offering, which closed on January 31, 2013. We also earn a dealer manager fee, depending on the class of common stock sold, of $0.30 or $0.26 per share sold, for the class A common stock and class T common stock, respectively, in connection with CWI 2’s initial public offering, which began to admit new stockholders on May 15, 2015. We also earned a $0.30 dealer manager fee per share sold in connection with CWI 1’s follow-on offering, which began in December 2013 and terminated in December 2014. In addition, we received dealer manager fees, depending on the class of common stock sold, of $0.30 or $0.21

W. P. Carey 2015 10-K – 60

per share sold, for the class A common stock and class C common stock, respectively, in connection with CPA®:18 – Global’s initial public offering, which commenced in May 2013 and closed in April 2015. We also received dealer manager fees of 2.75% - 3.0% based on the selling price of each share sold in connection with the offerings of the CCIF Feeder Funds, which began in the fourth quarter of 2015. We may re-allow a portion of the dealer manager fees to selected dealers in the offerings. Dealer manager fees that were not re-allowed were classified as Dealer manager fees from affiliates in the consolidated financial statements. Dealer manager fees earned are generally offset by costs incurred in connection with the offerings, which are included in Dealer manager fees and expenses in the consolidated financial statements.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, dealer manager fees decreased by $18.7 million, substantially due to a decrease of $12.8 million in fees earned in connection with the sale of CPA®:18 – Global shares in its initial public offering, primarily resulting from the cessation of sales of its class A shares in June 2014 as well as the closing of the offering on April 2, 2015. In addition, dealer manager fees earned in connection with CWI 1’s follow-on offering, which was closed in December 2014, were $9.4 million during the year ended December 31, 2014. These decreases were partially offset by $3.4 million of commissions paid to broker-dealers related to CWI 2’s initial public offering during the year ended December 31, 2015.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, dealer manager fees increased by $12.7 million, primarily due to an increase of $10.3 million in fees earned from CPA®:18 – Global in connection with the sale of its shares in its initial public offering, which commenced in May 2013. Dealer manager fees also increased by $2.4 million as a result of an increase in the fees earned from CWI 1 in connection with its follow-on offering, which commenced on December 20, 2013, due to the higher level of shares sold in 2014 as compared to the shares sold in its initial public offering through its termination on September 15, 2013.

General and Administrative

As discussed in Note 4, during the periods presented certain personnel and overhead costs were charged to the CPA® REITs and our Real Estate Ownership Segment based on the trailing 12-month reported revenues of the Managed REITs and us. Personnel costs related to our senior management, our legal transactions team, and our investments team are allocated to our Real Estate Ownership Segment based on the trailing 12-month investment volume. For our legal transactions team, overhead costs are charged to the Managed REITs according to a fee schedule. We began to allocate personnel and overhead costs to the CWI REITs on January 1, 2014 and to the Managed BDCs on October 8, 2015 based on the time incurred by our personnel.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, general and administrative expenses increased by $2.7 million, primarily due to an increase in compensation expense for the Investment Management segment of $6.0 million resulting from additional headcount attributable to increased activities of the Managed Programs. This increase was partially offset by a decrease of $2.8 million in other general and administrative expenses allocable to the Investment Management segment resulting from the CPA®:16 Merger.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, general and administrative expenses increased by $4.7 million, primarily due to (i) an increase of $5.6 million in commissions paid to investment officers as a result of higher investment volume on behalf of the CPA® REITs in 2014 as compared to 2013; (ii) an increase of $4.9 million in professional fees primarily related to consulting fees incurred in connection with the implementation of the software system used in our accounting, tax, and financial reporting functions, which occurred in the first quarter of 2015; (iii) an increase of $3.3 million in bonus expense as a result of increased headcount in 2014 as compared to 2013; and (iv) an increase of $1.4 million in office expense as a result of additional office space obtained during 2013. These increases were partially offset by an increase of $10.1 million in personnel and overhead costs allocated to the Real Estate Ownership segment due to its increased revenues after the CPA®:16 Merger on January 31, 2014.

W. P. Carey 2015 10-K – 61

Stock-based Compensation Expense

For a description of our equity plans and awards, please see Note 14.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, stock-based compensation expense decreased by $4.7 million, primarily due to the higher value of RSU and PSU awards that vested in 2014 as compared to the RSU and PSU awards granted in February 2015.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, stock-based compensation expense decreased by $11.6 million, partially due to lower expense on stock awards granted in 2014, as compared to the expense on stock awards granted in 2011, which were substantially vested as of December 31, 2013. In addition, stock-based compensation expense allocated to the Investment Management segment decreased by $4.7 million in 2014 due to the CPA®:16 Merger, which reduced our managed real estate portfolio and increased our owned real estate portfolio.

Dealer Manager Fees and Expenses

Dealer manager fees earned in the public offerings that we manage for the Managed Programs are generally offset by costs incurred in connection with the offerings, which are included in Dealer manager fees and expenses in the consolidated financial statements.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, dealer manager fees and expenses decreased by $10.4 million, primarily due to a decrease of $11.7 million in expenses paid in connection with the sale of CPA®:18 – Global shares in its initial public offering as a result of a corresponding decrease in funds raised, substantially due to the cessation of sales of its class A shares in June 2014, as well as the closing of its offering on April 2, 2015. In addition, expenses paid in connection with the sale of CWI 1 shares in its follow-on offering, which was closed in December 31, 2014, totaled $7.1 million during 2014. These decreases were partially offset by $8.3 million in expenses paid in connection with the CWI 2 initial public offering, which began to admit new stockholders on May 15, 2015.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, dealer manager fees and expenses increased by $8.7 million, primarily due to an increase of $7.3 million in expenses paid in connection with the sale of CPA®:18 – Global shares in its initial public offering, which commenced in May 2013. Dealer manager fees and expenses also increased by $1.5 million as a result of an increase in expenses paid in connection with the sale of CWI 1 shares in its follow-on offering, which commenced in December 2013, and its initial public offering, which closed in September 2013, as a result of a corresponding increase in funds raised.

Subadvisor Fees

As discussed in Note 4, we earn investment management revenue from CWI 1, CWI 2, and CPA®:18 – Global. Pursuant to the terms of the subadvisory agreements we have with the third-party subadvisors in connection with both CWI 1 and CWI 2, we pay a subadvisory fee equal to 20% of the amount of fees paid to us by CWI 1 and 25% of the amount of fees paid to us by CWI 2, including but not limited to: acquisition fees, asset management fees, loan refinancing fees, property management fees, and subordinated disposition fees, each as defined in the advisory agreements we have with each of CWI 1 and CWI 2. We also pay to the subadvisor 20% and 25% of the net proceeds resulting from any sale, financing, or recapitalization or sale of securities of CWI 1 and CWI 2, respectively, by us, the advisor. In addition, in connection with the multi-family properties acquired on behalf of CPA®:18 – Global, we entered into agreements with third-party advisors for the acquisition and day-to-day management of the properties, for which we pay 0.75% of the acquisition fees and 0.5% of asset management fees paid to us by CPA®:18 – Global.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, subadvisor fees increased by $5.8 million, primarily as a result of $2.7 million of fees incurred related to CPA®:18 – Global’s acquisitions of several multi-family properties during 2015 and $2.5 million of fees incurred related to CWI 2’s acquisitions and operations, which commenced in April 2015.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, subadvisor fees increased by $1.4 million. Subadvisor fees increased by $0.8 million as a result of an increase in fees earned from CWI 1 as a result of investments CWI 1 entered into during 2014 and 2013, which increased the asset management fees we earned from CWI 1 and the resulting asset management-related fees we paid to the subadvisor. Additionally, subadvisor fees increased by $0.6 million as a result of fees

W. P. Carey 2015 10-K – 62

paid to the third-party advisors in connection with the acquisitions of multi-family and multi-tenant properties that we structured on behalf of CPA®:18 – Global during 2014.

Strategic Alternative Expenses

2015 — For the year ended December 31, 2015, we recorded strategic alternative expenses of $2.1 million, representing advisory expenses incurred in connection with our review of a range of strategic alternatives, as discussed in Significant Developments above.

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

Equity in Loss of Equity Method Investment in Carey Credit Income Fund

In December 2014, we acquired a $25.0 million noncontrolling interest in CCIF (Note 7). The $2.0 million equity in loss of equity method investment in Carey Credit Income Fund recognized during the year ended December 31, 2015 represents our portion of the net loss incurred by CCIF.

(Provision for) Benefit from Income Taxes

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, provision for income taxes increased by $1.1 million. Higher pre-tax income recognized by the TRSs in our Investment Management segment resulted in a $5.9 million increase in provision for income taxes. This increase was partially offset by $4.8 million of income taxes recognized during the year ended December 31, 2014 as a result of the recognition of taxable income associated with accelerated vesting of shares previously issued by CPA®:16 – Global for asset management and performance fees in connection with the CPA®:16 Merger.

2014 vs. 2013 — For the year ended December 31, 2014, we recorded a provision for income taxes of $18.5 million, compared to a benefit from income taxes of $3.5 million recognized during 2013, primarily due to $21.1 million in pre-tax income recognized by our TRSs in the Investment Management segment. In addition, provision for income taxes increased by $4.8 million due to the recognition of taxable income in connection with the CPA®:16 Merger described above. The benefit from income taxes for the year ended December 31, 2013 was primarily due to losses recognized by our TRSs in the Investment Management segment in 2013.

Net Income from Investment Management Attributable to W. P. Carey

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, the resulting net income from Investment Management attributable to W. P. Carey increased by $14.0 million.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, the resulting net income from Investment Management attributable to W. P. Carey increased by $7.1 million.

Liquidity and Capital Resources

Sources and Uses of Cash During the Year

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund distributions to stockholders. Our cash flows fluctuate periodically due to a number of factors, which may include, among other things: the timing of our equity and debt offerings; the timing of purchases and sales of real estate; the timing of the receipt of proceeds from, and the repayment of, mortgage loans and receipt of lease revenues; the receipt of the annual installment of deferred acquisition revenue and interest thereon from the CPA® REITs; the receipt of the asset management fees in either shares of the Managed Programs’ common stock or cash, the timing and characterization of distributions from equity investments in real estate and the Managed Programs, the receipt of distributions of Available Cash from the Managed REITs, and changes in foreign currency exchange rates. Despite these fluctuations, we believe that we will generate sufficient cash

W. P. Carey 2015 10-K – 63

from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of mortgage loans, unused capacity under our Revolver, net contributions from noncontrolling interests, and the issuance of additional debt or equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the year are described below.

2015

Operating Activities — Net cash provided by operating activities increased by $78.2 million during 2015 as compared to 2014, primarily due to operating cash flow generated from properties we acquired during 2014 and 2015, including the properties we acquired in the CPA®:16 Merger in January 2014, as well as increases in structuring revenue and asset management revenue received in cash from the Managed REITs.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property-related costs.

During 2015, we used $674.8 million to acquire nine investments and $28.0 million primarily to fund a build-to-suit transaction. We sold 13 properties for net proceeds of $35.6 million. Net funds that were invested in and released from lender-held investment accounts totaled $26.6 million. We used $185.4 million to fund loans to the Managed Programs (Note 4), all of which were repaid during 2015. We received $10.4 million from the repayment of a note receivable from a third party. We also received $8.2 million in distributions from equity investments in the Managed Programs and real estate in excess of cumulative equity income and made $16.2 million in contributions to jointly-owned investments to repay the related non-recourse mortgage loans.

Financing Activities — During 2015, gross borrowings under our Senior Unsecured Credit Facility were $1.0 billion and repayments were $1.3 billion. We received $1.0 billion in net proceeds from the issuances of the 2.0% Senior Euro Notes and 4.0% Senior Notes in January 2015, which we used primarily to pay off the outstanding balance on our Revolver at that time (Note 11). In connection with the issuances of the aforementioned notes, and the exercise of the existing accordion feature under the Senior Unsecured Credit Facility at that time (Note 11), we incurred financing costs totaling $10.9 million. During 2015, we also made scheduled and prepaid mortgage loan principal payments of $90.3 million and $91.6 million, respectively, and drew down $22.7 million on a construction loan in relation to a build-to-suit transaction. We paid distributions to stockholders of $403.6 million, related to the fourth quarter of 2014 and the first, second, and third quarters of 2015, and also paid distributions of $14.7 million to affiliates who hold noncontrolling interests in various entities with us. We recognized windfall tax benefits of $12.5 million in connection with the exercise of employee stock options and the vesting of PSUs and RSUs, which reduced our tax liability to various taxing authorities.

2014

Operating Activities — Net cash provided by operating activities increased by $191.2 million during 2014 as compared to 2013, primarily due to operating cash flow generated from the properties we acquired in the CPA®:16 Merger in January 2014.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property-related costs. In connection with the CPA®:16 Merger, we paid $1.3 million, representing the cash portion of the merger consideration paid to CPA®:16 – Global stockholders, and acquired $65.4 million of cash.

During 2014, we sold 32 properties for net proceeds of $285.7 million. We used $898.2 million to acquire 109 properties. Net funds that were invested in escrow accounts totaled $23.7 million. We funded $20.6 million related to a build-to-suit transaction and $5.8 million to make capital improvements to various properties. We also used $18.3 million for corporate capital expenditures, including $14.6 million related to the implementation of the new software system used in our accounting, tax, and financial reporting functions commencing in 2015. We used $7.7 million to purchase marketable securities for defeasance of a mortgage loan. We also funded $25.0 million to acquire our interest in CCIF. We also received $13.1 million in distributions from equity investments in the Managed Programs and real estate in excess of cumulative equity income.

Financing Activities — During 2014, gross borrowings under our Senior Unsecured Credit Facility were $1.8 billion and repayments were $1.4 billion, inclusive of the repayment of a $170.0 million line of credit facility assumed in the CPA®:16 Merger. We received $498.2 million in net proceeds from the issuance of the 4.6% Senior Notes, which we used to pay off the outstanding balance on the Revolver at that time (Note 11). In connection with the Second Amended and Restated Credit Agreement and the issuance of the 4.6% Senior Notes, we paid financing costs totaling $12.3 million. During the year ended

W. P. Carey 2015 10-K – 64

December 31, 2014, in connection with our long-term plan to become a primarily unsecured borrower, we used $220.8 million to prepay 20 non-recourse mortgage loans. We also made scheduled mortgage loan principal payments of $205.0 million and drew down $20.4 million on a construction loan in relation to a build-to-suit transaction. We received $282.2 million in net proceeds from the issuance of shares in the Equity Offering, which we used in part to pay down a portion of the outstanding balance on the Revolver at that time. We paid distributions to stockholders of $347.9 million related to the fourth quarter of 2013 and the first, second, and third quarters of 2014, and in 2014 we also paid distributions of $20.6 million to affiliates who hold noncontrolling interests in various entities with us. We recognized windfall tax benefits of $5.6 million in 2014 in connection with the exercise of employee stock options and the vesting of PSUs and RSUs, which reduced our tax liability to various taxing authorities.

Summary of Financing

The table below summarizes our non-recourse debt, our Senior Unsecured Notes, and our Senior Unsecured Credit Facility (dollars in thousands):

	December 31,
	2015	2014
Carrying Value
Fixed rate:
Non-recourse mortgages	$1,904,469	$2,174,604
Senior Unsecured Notes (a)	1,486,568	498,345
	3,391,037	2,672,949
Variable rate:
Revolver	485,021	807,518
Term Loan Facility	250,000	250,000
Non-recourse debt:
Amount subject to interest rate swaps and cap	283,810	320,220
Non-recourse mortgages	43,491	24,299
Amount of fixed-rate debt subject to interest rate reset features	39,434	13,560
	1,101,756	1,415,597
	$4,492,793	$4,088,546

Percent of Total Debt
Fixed rate	75%	65%
Variable rate	25%	35%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	4.8%	5.4%
Variable rate (b)	2.2%	2.0%

____________

(a)	In January 2015, we issued the 2.0% Senior Euro Notes and the 4.0% Senior Notes (Note 11).

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

W. P. Carey 2015 10-K – 65

Senior Unsecured Credit Facility

Our Senior Unsecured Credit Facility is more fully described in Note 11. A summary of our Senior Unsecured Credit Facility is provided below (in thousands):

	December 31, 2015		December 31, 2014
	Outstanding Balance	Maximum Available	Outstanding Balance	Maximum Available
Revolver	$485,021	$1,500,000	$807,518	$1,000,000
Term Loan Facility	250,000	250,000	250,000	250,000

Cash Resources

At December 31, 2015, our cash resources consisted of the following:

•
Cash and cash equivalents totaling $157.2 million. Of this amount, $70.8 million, at then-current exchange rates, was held in foreign subsidiaries and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

•	Our Revolver, with unused capacity of $1.0 billion, excluding amounts reserved for outstanding letters of credit; and

•	Unleveraged properties that had an aggregate carrying value of $2.7 billion at December 31, 2015, although there can be no assurance that we would be able to obtain financing for these properties.

We also have the ability to access the capital markets, in the form of additional bond and equity offerings, such as our $400.0 million ATM program, if necessary.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments, funding capital commitments such as build-to-suit projects, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, making scheduled interest payments on our Senior Unsecured Notes and scheduled mortgage loan principal payments, including mortgage balloon payments totaling $326.2 million on our consolidated mortgage loan obligations, as well as other normal recurring operating expenses.

We expect to fund future investments, build-to-suit commitments, any capital expenditures on existing properties, scheduled debt maturities on non-recourse mortgage loans, and any loans to certain of the Managed Programs (Note 4) through cash generated from operations, the use of our cash reserves or unused amounts on our Revolver, and/or additional equity or debt offerings.

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

W. P. Carey 2015 10-K – 66

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations (primarily our capital commitments and lease obligations) at December 31, 2015 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$2,266,977	$398,344	$963,661	$318,747	$586,225
Senior Unsecured Notes — principal (a) (b)	1,494,350	—	—	—	1,494,350
Senior Unsecured Credit Facility — principal (c)	735,021	250,000	485,021	—	—
Interest on borrowings (d)	858,567	175,772	253,288	190,715	238,792
Operating and other lease commitments (e)	174,775	5,072	17,679	15,898	136,126
Tenant expansion allowance (f)	12,241	—	12,241	—	—
Property improvement commitments	5,265	5,265	—	—	—
	$5,547,196	$834,453	$1,731,890	$525,360	$2,455,493

___________

(a)
Excludes the unamortized discount on the Senior Unsecured Notes of $7.8 million and the unamortized fair market value adjustment of $4.2 million resulting from the assumption of property-level debt in connection with the CPA®:15 Merger and CPA®:16 Merger (Note 11).

(b)	Our Senior Unsecured Notes are scheduled to mature from 2023 through 2025.

(c)
Our Revolver is scheduled to mature on January 31, 2018 and our Term Loan Facility was scheduled to mature on January 31, 2016. However, on January 29, 2016, we exercised our option to extend the maturity of our Term Loan Facility by an additional year to January 31, 2017 (Note 11).

(d)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at December 31, 2015.

(e)
Operating and other lease commitments consist primarily of rental obligations under ground leases and the future minimum rents payable on the leases for our principal offices. Pursuant to their respective advisory agreements with us, we are reimbursed by the Managed REITs for their share of overhead costs, which includes a portion of those future minimum rent amounts. Our operating lease commitments are presented net of $6.2 million, based on the allocation percentages as of December 31, 2015, which we estimate the Managed REITs will reimburse us for in full.

(f)
Represents a tenant expansion allowance of $12.2 million we committed to fund in connection with an investment in Australia. Amounts are based on the exchange rate of the Australian dollar at December 31, 2015.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at December 31, 2015, which consisted primarily of the euro. At December 31, 2015, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

W. P. Carey 2015 10-K – 67

Equity Method Investments

We have interests in unconsolidated investments that own single-tenant properties net leased to companies. Generally, the underlying investments are jointly-owned with our affiliates. Summarized financial information for these investments and our ownership interest in the investments at December 31, 2015 is presented below. Cash requirements with respect to our share of these debt obligations are discussed above under Cash Requirements. Summarized financial information provided represents the total amounts attributable to the investments and does not represent our proportionate share (dollars in thousands):

	Ownership Interest at		Total Third-
Lessee	December 31, 2015	Total Assets	Party Debt	Maturity Date
Wanbishi Archives Co. Ltd (a)	3%	$33,251	$21,596	12/2017
The New York Times Company	45%	251,371	107,483	4/2018
C1000 Logistiek Vastgoed B. V. (b)	15%	143,650	72,532	3/2020
Frontier Spinning Mills, Inc.	40%	37,262	—	N/A
Actebis Peacock GmbH (b)	30%	32,313	—	N/A
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (b)	33%	31,872	—	N/A
		$529,719	$201,611

___________

(a)	Dollar amounts shown are based on the exchange rate of the Japanese yen at December 31, 2015.

(b)	Dollar amounts shown are based on the exchange rate of the euro at December 31, 2015.

Environmental Obligations

In connection with the purchase of many of our properties, we required the sellers to perform environmental reviews. We believe, based on the results of these reviews, that our properties were in substantial compliance with federal, state, and foreign environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills, or other on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Sellers are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations, and we frequently require sellers to address them before closing or obtain contractual protection (e.g. indemnities, cash reserves, letters of credit, or other instruments) from sellers when we acquire a property. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties and the provisions of such indemnifications specifically address environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of our leases allow us to require financial assurances from tenants, such as performance bonds or letters of credit, if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. With respect to our operating properties, which are not subject to net-lease arrangements, there is no tenant to provide for indemnification, so we may be liable for costs associated with environmental contamination in the event any such circumstances arise. However, we believe that the ultimate resolution of environmental matters should not have a material adverse effect on our financial condition, liquidity, or results of operations.

Critical Accounting Estimates

Our significant accounting policies are described in Note 2. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are described under Critical Accounting Policies and Estimates in Note 2. The proposed accounting changes that may potentially impact our business are described under Proposed Accounting Changes in Note 2.

W. P. Carey 2015 10-K – 68

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

Adjusted Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc., or NAREIT, an industry trade group, has promulgated a non-GAAP measure known as FFO, which we believe to be an appropriate supplemental measure, when used in addition to and in conjunction with results presented in accordance with GAAP, to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental non-GAAP measure. FFO is not equivalent to nor a substitute for net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate, and depreciation and amortization from real estate assets; and after adjustments for unconsolidated partnerships and jointly-owned investments. Adjustments for unconsolidated partnerships and jointly-owned investments are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

We modify the NAREIT computation of FFO to include other adjustments to GAAP net income to adjust for certain non-cash charges such as amortization of real estate-related intangibles, deferred income tax benefits and expenses, straight-line rents, stock compensation, gains or losses from extinguishment of debt and deconsolidation of subsidiaries and unrealized foreign currency exchange gains and losses. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. Additionally, we exclude non-core income and expenses such as merger, property acquisition, and other expenses which includes costs recorded related to the CPA®:16 Merger, the restructuring of the Hellweg 2 investment, the reversal of liabilities for German real estate transfer taxes that were previously recorded in connection with the CPA®:15 Merger, and expenses related to our review of a range of strategic alternatives. We also exclude realized gains/losses on foreign exchange transactions, other than those realized on the settlement of foreign currency derivatives, which are not considered fundamental attributes of our business plan and do not affect our overall long-term operating performance. We refer to our modified definition of FFO as AFFO. We exclude these items from GAAP net income as they are not the primary drivers in our decision making process and excluding those items provides investors a view of our portfolio performance over time and make it more comparable to other REITs which are currently not engaged in acquisitions, mergers and restructuring which are not part of our normal business operations. We use AFFO as one measure of our operating performance when we formulate corporate goals, evaluate the effectiveness of our strategies, and determine executive compensation.

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

W. P. Carey 2015 10-K – 69

FFO and AFFO were as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net income attributable to W. P. Carey	$172,258	$239,826	$98,876
Adjustments:
Depreciation and amortization of real property	274,358	232,692	121,730
Impairment charges	29,906	23,067	13,156
Gain on sale of real estate, net	(6,487)	(34,079)	(39,711)
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(11,510)	(11,808)	5,783
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	5,142	5,381	10,588
Gain on sale of real estate, net	—	—	(16,456)
Total adjustments	291,409	215,253	95,090
FFO attributable to W. P. Carey — as defined by NAREIT	463,667	455,079	193,966
Adjustments:
Above- and below-market rent intangible lease amortization, net	43,964	59,050	29,197
Straight-line and other rent adjustments (a)	(25,397)	(17,116)	(8,019)
Stock-based compensation	21,626	31,075	37,195
Allowance for credit losses	8,748	—	—
Merger, property acquisition, and other expenses (b) (c) (d) (e)	(7,764)	48,333	9,104
Loss on extinguishment of debt	5,645	9,835	1,189
Amortization of deferred financing costs	5,616	4,077	4,069
Other amortization and non-cash items (f)	(2,001)	10,343	779
Tax expense (benefit) — deferred and other non-cash charges	1,617	(22,582)	(19,370)
Realized losses (gains) on derivatives and other (g)	818	(95)	717
Gain on change in control of interests (h)	—	(105,947)	—
Other, net (i)	—	5,369	(462)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at AFFO:
AFFO adjustments to equity earnings from equity investments	9,177	6,190	41,587
Straight-line and other rent adjustments	(774)	(359)	(516)
Other amortization and non-cash items (f)	408	196	691
Above- and below-market rent intangible lease amortization, net	(139)	24	1,086
Deferred tax benefit	(79)	—	—
Hellweg 2 restructuring (b)	—	—	8,357
Impairment charge	—	—	553
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO (j)	6,070	(3,006)	(5,972)
Total adjustments	67,535	25,387	100,185
AFFO attributable to W. P. Carey	$531,202	$480,466	$294,151

Summary
FFO attributable to W. P. Carey — as defined by NAREIT	$463,667	$455,079	$193,966
AFFO attributable to W. P. Carey	$531,202	$480,466	$294,151
__________

W. P. Carey 2015 10-K – 70

(a)
Amount for the year ended December 31, 2015 includes an adjustment of $15.0 million related to lease termination income recognized from a tenant in a domestic property, which has been determined to be non-core income (Note 16).

(b)
Amount for the year ended December 31, 2015 includes a reversal of $25.0 million of liabilities for German real estate transfer taxes, of which $7.9 million was previously recorded as merger expenses in connection with the CPA®:15 Merger in September 2012 and $17.1 million was previously recorded in connection with the restructuring of a German investment, Hellweg 2, in October 2013 (Note 7). At the time of the restructuring, we owned an equity interest in the Hellweg 2 investment, which we jointly owned with CPA®:16 – Global. In connection with the CPA®:16 Merger, we acquired CPA®:16 – Global’s controlling interest in the investment. Therefore, the reversal related to the Hellweg 2 investment has been recorded in Merger, property acquisition, and other expenses in the consolidated financial statements for the year ended December 31, 2015, since we now consolidate the Hellweg 2 investment.

(c)
Amount for the year ended December 31, 2014 includes reported merger costs as well as income tax expense incurred in connection with the CPA®:16 Merger. Income tax expense incurred in connection with the CPA®:16 Merger represents the current portion of income tax expense including the permanent difference incurred upon recognition of deferred revenue associated with the accelerated vesting of shares previously issued to us by CPA®:16 – Global for asset management and performance fees.

(d)	Prior to the second quarter of 2013, property acquisition expenses were insignificant and therefore not included in the AFFO calculation.

(e)	Amount for the year ended December 31, 2015 includes expenses related to our review of strategic alternatives of $5.7 million, as described in Significant Developments above.

(f)	Represents primarily unrealized gains and losses from foreign currency exchange and derivatives, as well as amounts for the amortization of contracts.

(g)
Effective January 1, 2015, we no longer adjust for realized gains or losses on foreign currency derivatives. For the years ended December 31, 2014 and 2013, realized gains on foreign exchange derivatives were $0.3 million and realized losses on foreign exchange derivatives were $0.5 million, respectively.

(h)
Gain on change in control of interests for the year ended December 31, 2014 represents a gain of $75.7 million recognized on our previously-held interest in shares of CPA®:16 – Global common stock and a gain of $30.2 million recognized on the purchase of the remaining interests in nine investments from CPA®:16 – Global (Note 3).

(i)
Other, net for the year ended December 31, 2014 primarily consists of proceeds from the bankruptcy settlement claim with U.S. Aluminum of Canada, a former CPA®:16 – Global tenant that was acquired as part of the CPA®:16 Merger on January 1, 2014.

(j)	Amount for the year ended December 31, 2015 includes CPA®:17 – Global’s $6.3 million share of the reversal of liabilities for German real estate transfer taxes, as described above.

While we believe that FFO and AFFO are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance. These non-GAAP measures should be used in conjunction with net income as defined by GAAP. FFO and AFFO, or similarly titled measures disclosed by other REITs, may not be comparable to our FFO and AFFO measures.

W. P. Carey 2015 10-K – 71

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At December 31, 2015, we estimated that the total fair value of our interest rate swaps and caps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $7.4 million (Note 10).

At December 31, 2015, a significant portion (approximately 82.7%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at December 31, 2015 ranged from 2.0% to 8.7%. The contractual annual interest rates on our variable-rate debt at December 31, 2015 ranged from 0.9% to 7.6%. Our debt obligations are more fully described under Liquidity and Capital Resources — Summary of Financing in Item 7 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2015 (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total	Fair value
Fixed-rate debt (a)	$343,796	$642,484	$132,117	$85,768	$172,262	$2,017,050	$3,393,477	$3,387,170
Variable-rate debt (a) (b)	$304,548	$55,265	$618,815	$13,985	$46,733	$63,525	$1,102,871	$1,100,938
__________

(a)	Amounts are based on the exchange rate at December 31, 2015, as applicable.

(b)
Includes $250.0 million outstanding under our Term Loan Facility at December 31, 2015, which was scheduled to mature on January 31, 2016. However, on January 29, 2016, we exercised our option to extend our Term Loan Facility by an additional year to January 31, 2017 (Note 19).

W. P. Carey 2015 10-K – 72

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to interest rate caps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at December 31, 2015 by an aggregate increase of $72.5 million or an aggregate decrease of $77.6 million, respectively. Annual interest expense on our unhedged variable-rate debt at December 31, 2015 would increase or decrease by $7.8 million for each respective 1% change in annual interest rates. As more fully described under Liquidity and Capital Resources — Summary of Financing in Item 7 above, a portion of the debt classified as variable-rate debt in the tables above bore interest at fixed rates at December 31, 2015 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Asia, and Australia, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, and the Australian dollar, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the net cash flow from that investment. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. As part of our investment strategy, we make intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short term loans, are included in the determination of net income. For the year ended December 31, 2015, we recognized net foreign currency transaction losses (included in Other income and (expenses) in the consolidated financial statements) of $6.6 million, primarily due to the strengthening of the U.S. dollar relative to the euro during the period. The end-of-period rate for the U.S. dollar in relation to the euro at December 31, 2015 decreased by 10.4% to $1.0887 from $1.2156 at December 31, 2014.

We enter into foreign currency forward contracts and collars to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. The estimated fair value of our foreign currency forward contracts and collars, which are included in Other assets, net in the consolidated financial statements, was in an asset position of $46.7 million at December 31, 2015. We have obtained, and may in the future obtain, non-recourse mortgage financing in local currencies. We have also issued the 2.0% Senior Euro Notes, which are denominated in euro, and have borrowed under our Revolver in foreign currencies, including the euro and the British pound sterling. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our consolidated foreign operations as of December 31, 2015, during each of the next five calendar years and thereafter, are as follows (in thousands):

Lease Revenues (a)	2016	2017	2018	2019	2020	Thereafter	Total
Euro (b)	$196,811	$188,231	$175,971	$158,863	$154,387	$1,237,959	$2,112,222
British pound sterling (c)	40,636	40,584	40,692	40,895	41,070	369,170	573,047
Australian dollar (d)	10,035	10,007	10,007	10,007	10,035	138,512	188,603
Other foreign currencies (e)	13,941	14,061	14,202	14,584	14,758	147,873	219,419
	$261,423	$252,883	$240,872	$224,349	$220,250	$1,893,514	$3,093,291

W. P. Carey 2015 10-K – 73

Scheduled debt service payments (principal and interest) for mortgage notes payable for our consolidated foreign operations as of December 31, 2015, during each of the next five calendar years and thereafter, are as follows (in thousands):

Debt service (a) (f)	2016	2017	2018	2019	2020	Thereafter	Total
Euro (b)	$241,131	$371,015	$537,565	$20,868	$60,948	$605,122	$1,836,649
British pound sterling (c)	6,439	931	931	931	931	13,776	23,939
Other foreign currencies (e)	2,737	6,873	9,202	656	3,371	—	22,839
	$250,307	$378,819	$547,698	$22,455	$65,250	$618,898	$1,883,427

__________

(a)	Amounts are based on the applicable exchange rates at December 31, 2015. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property level cash flow at December 31, 2015 of $2.8 million. Amounts included the equivalent of $393.0 million borrowed in euro under our Revolver, which is scheduled to mature on January 31, 2018 unless extended pursuant to its terms (Note 11), and the equivalent of $544.4 million of 2.0% Senior Euro Notes outstanding maturing in January 2023 (Note 11).

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property level cash flow at December 31, 2015 of $5.5 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the Australian dollar and the U.S. dollar, there would be a corresponding change in the projected estimated property level cash flow at December 31, 2015 of $1.9 million. There is no related mortgage loan on this investment.

(e)	Other foreign currencies consist of the Canadian dollar, the Malaysian ringgit, the Swedish krona, the Norwegian krone, and the Thai baht.

(f)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at December 31, 2015.

As a result of scheduled balloon payments on certain of our international non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2017 and 2018. In 2017, balloon payments totaling $333.2 million are due on ten non-recourse mortgage loans that are collateralized by properties that we own with affiliates. In 2018, balloon payments totaling $127.8 million are due on five non-recourse mortgage loans that are collateralized by properties that we own with affiliates. We currently anticipate that, by their respective due dates, we will have repaid these loans using our cash resources, including unused capacity on our Revolver.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our ABR as of December 31, 2015, in certain areas.

The majority of our directly owned real estate properties and related loans are located in the United States (64%), and no individual foreign country represented a significant geographic concentration greater than 10% of our ABR at December 31, 2015. No individual tenant accounted for more than 10% of our ABR at December 31, 2015. At December 31, 2015, our directly-owned real estate properties contain significant concentrations in the following asset types: office (30%), industrial (25%), warehouse (17%), and retail (16%); and in the following tenant industry: retail stores (20%).

W. P. Carey 2015 10-K – 74

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

W. P. Carey 2015 10-K – 75

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of W. P. Carey Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 8 present fairly, in all material respects, the financial position of W. P. Carey Inc. and its subsidiaries (the “Company”) at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 8 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 26, 2016

W. P. Carey 2015 10-K – 76

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Investments in real estate:
Real estate, at cost (inclusive of $256,573 and $184,417, respectively, attributable to variable interest entities, or VIEs)	$5,309,925	$5,006,682
Operating real estate, at cost (inclusive of $38,714 and $38,714, respectively, attributable to VIEs)	82,749	84,885
Accumulated depreciation (inclusive of $27,451 and $19,982, respectively, attributable to VIEs)	(381,529)	(258,493)
Net investments in properties	5,011,145	4,833,074
Net investments in direct financing leases (inclusive of $57,709 and $61,609, respectively, attributable to VIEs)	756,353	816,226
Assets held for sale	59,046	7,255
Net investments in real estate	5,826,544	5,656,555
Equity investments in the Managed Programs and real estate	275,473	249,403
Cash and cash equivalents (inclusive of $1,672 and $2,652, respectively, attributable to VIEs)	157,227	198,683
Due from affiliates	62,218	34,477
In-place lease and tenant relationship intangible assets, net (inclusive of $27,541 and $21,267, respectively, attributable to VIEs)	902,848	993,819
Goodwill	681,809	692,415
Above-market rent intangible assets, net (inclusive of $11,801 and $13,767, respectively, attributable to VIEs)	475,072	522,797
Other assets, net (inclusive of $19,771 and $18,603, respectively, attributable to VIEs)	373,482	300,330
Total assets	$8,754,673	$8,648,479
Liabilities and Equity
Liabilities:
Non-recourse debt, net (inclusive of $115,691 and $125,226, respectively, attributable to VIEs)	$2,271,204	$2,532,683
Senior Unsecured Notes, net	1,486,568	498,345
Senior Unsecured Credit Facility - Revolver	485,021	807,518
Senior Unsecured Credit Facility - Term Loan	250,000	250,000
Accounts payable, accrued expenses and other liabilities (inclusive of $9,268 and $5,573, respectively, attributable to VIEs)	342,374	293,846
Below-market rent and other intangible liabilities, net (inclusive of $8,619 and $9,305, respectively, attributable to VIEs)	154,315	175,070
Deferred income taxes (inclusive of $598 and $587, respectively, attributable to VIEs)	86,104	94,133
Distributions payable	102,715	100,078
Total liabilities	5,178,301	4,751,673
Redeemable noncontrolling interest	14,944	6,071
Commitments and contingencies (Note 12)
Equity:
W. P. Carey stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 104,448,777 and 104,040,653 shares, respectively, issued and outstanding	104	104
Additional paid-in capital	4,282,042	4,293,450
Distributions in excess of accumulated earnings	(738,652)	(497,730)
Deferred compensation obligation	56,040	30,624
Accumulated other comprehensive loss	(172,291)	(75,559)
Total W. P. Carey stockholders’ equity	3,427,243	3,750,889
Noncontrolling interests	134,185	139,846
Total equity	3,561,428	3,890,735
Total liabilities and equity	$8,754,673	$8,648,479

 See Notes to Consolidated Financial Statements.

W. P. Carey 2015 10-K – 77

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenues
Real estate revenues:
Lease revenues	$656,956	$573,829	$299,624
Operating property revenues	30,515	28,925	956
Lease termination income and other	25,145	17,767	2,071
Reimbursable tenant costs	22,832	24,862	13,314
	735,448	645,383	315,965
Revenues from the Managed Programs:
Structuring revenue	92,117	71,256	46,589
Reimbursable costs	55,837	130,212	73,572
Asset management revenue	49,984	38,063	42,670
Dealer manager fees	4,794	23,532	10,856
Incentive, termination and subordinated disposition revenue	203	—	199
	202,935	263,063	173,886
	938,383	908,446	489,851
Operating Expenses
Depreciation and amortization	280,315	237,123	121,822
General and administrative	103,172	91,588	67,063
Reimbursable tenant and affiliate costs	78,669	155,074	86,886
Property expenses, excluding reimbursable tenant costs	52,199	37,725	8,082
Impairment charges	29,906	23,067	5,294
Stock-based compensation expense	21,626	31,075	37,195
Dealer manager fees and expenses	11,403	21,760	13,028
Subadvisor fees	11,303	5,501	4,106
Merger, property acquisition, and other expenses	(7,764)	34,465	9,230
	580,829	637,378	352,706
Other Income and Expenses
Interest expense	(194,326)	(178,122)	(103,728)
Equity in earnings of equity method investments in the Managed Programs and real estate	51,020	44,116	52,731
Other income and (expenses)	2,113	(14,230)	9,421
Gain on change in control of interests	—	105,947	—
	(141,193)	(42,289)	(41,576)
Income from continuing operations before income taxes and gain (loss) on sale of real estate	216,361	228,779	95,569
Provision for income taxes	(37,621)	(17,609)	(1,252)
Income from continuing operations before gain (loss) on sale of real estate	178,740	211,170	94,317
Income from discontinued operations, net of tax	—	33,318	38,180
Gain (loss) on sale of real estate, net of tax	6,487	1,581	(332)
Net Income	185,227	246,069	132,165
Net income attributable to noncontrolling interests	(12,969)	(6,385)	(32,936)
Net loss (income) attributable to redeemable noncontrolling interest	—	142	(353)
Net Income Attributable to W. P. Carey	$172,258	$239,826	$98,876
Basic Earnings Per Share
Income from continuing operations attributable to W. P. Carey	$1.62	$2.08	$1.22
Income from discontinued operations attributable to W. P. Carey	—	0.34	0.21
Net Income Attributable to W. P. Carey	$1.62	$2.42	$1.43
Diluted Earnings Per Share
Income from continuing operations attributable to W. P. Carey	$1.61	$2.06	$1.21
Income from discontinued operations attributable to W. P. Carey	—	0.33	0.20
Net Income Attributable to W. P. Carey	$1.61	$2.39	$1.41
Weighted-Average Shares Outstanding
Basic	105,675,692	98,764,164	68,691,046
Diluted	106,507,652	99,827,356	69,708,008
Amounts Attributable to W. P. Carey
Income from continuing operations, net of tax	$172,258	$206,329	$84,637
Income from discontinued operations, net of tax	—	33,497	14,239
Net Income	$172,258	$239,826	$98,876

See Notes to Consolidated Financial Statements.

W. P. Carey 2015 10-K – 78

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Net Income	$185,227	$246,069	$132,165
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(125,447)	(117,938)	21,835
Realized and unrealized gain on derivative instruments	24,053	21,085	20
Change in unrealized gain (loss) on marketable securities	15	(10)	—
	(101,379)	(96,863)	21,855
Comprehensive Income	83,848	149,206	154,020

Amounts Attributable to Noncontrolling Interests
Net income	(12,969)	(6,385)	(32,936)
Foreign currency translation adjustments	4,647	5,977	(1,883)
Comprehensive income attributable to noncontrolling interests	(8,322)	(408)	(34,819)
Amounts Attributable to Redeemable Noncontrolling Interest
Net loss (income)	—	142	(353)
Foreign currency translation adjustments	—	(9)	13
Comprehensive loss (income) attributable to redeemable noncontrolling interest	—	133	(340)
Comprehensive Income Attributable to W. P. Carey	$75,526	$148,931	$118,861

See Notes to Consolidated Financial Statements.

W. P. Carey 2015 10-K – 79

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2015, 2014, and 2013
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	(Loss) Income	Stockholders	Interests	Total
Balance at January 1, 2015	104,040,653	$104	$4,293,450	$(497,730)	$30,624	$(75,559)	$3,750,889	$139,846	$3,890,735
Contributions from noncontrolling interests							—	730	730
Exercise of stock options and employee purchases under the employee share purchase plan	11,524	—	515				515		515
Grants issued in connection with services rendered	331,252	—	(15,493)				(15,493)		(15,493)
Shares issued under share incentive plans	65,348	—	(3,250)				(3,250)		(3,250)
Deferral of vested shares			(20,740)		20,740		—		—
Windfall tax benefits - share incentive plans			12,522				12,522		12,522
Amortization of stock-based compensation expense			21,626				21,626		21,626
Redemption value adjustment			(8,873)				(8,873)		(8,873)
Distributions to noncontrolling interests							—	(14,713)	(14,713)
Distributions declared ($3.8261 per share)			2,285	(413,180)	4,676		(406,219)		(406,219)
Net income				172,258			172,258	12,969	185,227
Other comprehensive (loss) income:
Foreign currency translation adjustments						(120,800)	(120,800)	(4,647)	(125,447)
Realized and unrealized gain on derivative instruments						24,053	24,053		24,053
Change in unrealized gain on marketable securities						15	15		15
Balance at December 31, 2015	104,448,777	$104	$4,282,042	$(738,652)	$56,040	$(172,291)	$3,427,243	$134,185	$3,561,428

Balance at January 1, 2014	68,266,570	$68	$2,228,031	$(350,374)	$11,354	$15,336	$1,904,415	$298,316	$2,202,731
Shares issued to stockholders of CPA®:16 – Global in connection with the CPA®:16 Merger	30,729,878	31	1,815,490				1,815,521		1,815,521
Shares issued in public offering	4,600,000	5	282,157				282,162		282,162
Purchase of the remaining interests in less-than-wholly-owned investments that we already consolidate in connection with the CPA®:16 Merger			(41,374)				(41,374)	(239,562)	(280,936)
Purchase of noncontrolling interests in connection with the CPA®:16 Merger							—	99,757	99,757
Contributions from noncontrolling interests							—	570	570
Exercise of stock options and employee purchases under the employee share purchase plan	39,655	—	1,890				1,890		1,890
Grants issued in connection with services rendered	368,347	—	(15,737)				(15,737)		(15,737)
Shares issued under share incentive plans	47,240	—	(1,428)				(1,428)		(1,428)
Deferral of vested shares			(15,428)		15,428		—		—
Windfall tax benefits - share incentive plans			5,641				5,641		5,641
Amortization of stock-based compensation expense			31,075				31,075		31,075
Redemption value adjustment			306				306		306
Distributions to noncontrolling interests							—	(19,719)	(19,719)
Distributions declared ($3.6850 per share)			3,178	(386,855)	3,842		(379,835)		(379,835)
Repurchase of shares	(11,037)	—	(351)	(327)			(678)		(678)
Foreign currency translation							—	76	76
Net income				239,826			239,826	6,385	246,211
Other comprehensive (loss) income:
Foreign currency translation adjustments						(111,970)	(111,970)	(5,977)	(117,947)
Realized and unrealized gain on derivative instruments						21,085	21,085		21,085
Change in unrealized gain on marketable securities						(10)	(10)		(10)
Balance at December 31, 2014	104,040,653	$104	$4,293,450	$(497,730)	$30,624	$(75,559)	$3,750,889	$139,846	$3,890,735
(Continued)

W. P. Carey 2015 10-K – 80

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
Years Ended December 31, 2015, 2014, and 2013
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	(Loss) Income	Stockholders	Interests	Total
Balance at January 1, 2013	68,485,525	$69	$2,166,896	$(183,528)	$8,358	$(4,649)	$1,987,146	$270,177	$2,257,323
Reclassification of Estate Shareholders’ shares from temporary equity to permanent equity			40,000				40,000		40,000
Exercise of stock options and employee purchases under the employee share purchase plan	55,423	—	2,312				2,312		2,312
Grants issued in connection with services rendered	295,304	—					—		—
Shares issued under share incentive plans	47,289	—	(9,183)				(9,183)		(9,183)
Contributions from noncontrolling interests							—	65,145	65,145
Windfall tax benefits - share incentive plans			12,817				12,817		12,817
Amortization of stock-based compensation expense			34,737		2,459		37,196		37,196
Distributions to noncontrolling interests							—	(71,820)	(71,820)
Distributions declared ($3.3900 per share)				(245,271)	537		(244,734)		(244,734)
Repurchase of shares	(616,971)	(1)	(19,548)	(20,451)			(40,000)		(40,000)
Foreign currency translation							—	(5)	(5)
Net income				98,876			98,876	32,936	131,812
Other comprehensive income:
Foreign currency translation adjustments						19,965	19,965	1,883	21,848
Realized and unrealized gain on derivative instruments						20	20		20
Balance at December 31, 2013	68,266,570	$68	$2,228,031	$(350,374)	$11,354	$15,336	$1,904,415	$298,316	$2,202,731

See Notes to Consolidated Financial Statements.

W. P. Carey 2015 10-K – 81

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash Flows — Operating Activities
Net income	$185,227	$246,069	$132,165
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	287,835	248,549	140,316
Impairment charges	29,906	23,067	13,709
Management income received in shares of Managed REITs and other	(23,266)	(39,866)	(33,572)
Stock-based compensation expense	21,626	31,075	37,195
Straight-line rent, amortization of rent-related intangibles, and deferred rental revenue	16,071	44,843	21,333
Allowance for credit losses	8,748	—	—
Gain on sale of real estate	(6,487)	(29,250)	(39,711)
Realized and unrealized (gain) loss on foreign currency transactions, derivatives, extinguishment of debt, and other	(1,978)	3,012	(6,154)
Deferred income taxes	1,476	(18,565)	(19,465)
Equity in losses (earnings) of equity method investments in the Managed Programs and real estate in excess of distributions received	415	(1,307)	(10,177)
Gain on change in control of interests	—	(105,947)	—
Amortization of deferred other revenue	—	(786)	(9,436)
Changes in assets and liabilities:
Increase in structuring revenue receivable	(29,327)	(23,713)	(13,788)
Deferred acquisition revenue received	23,469	15,724	18,633
Payments for withholding taxes upon delivery of equity-based awards and exercises of stock options	(18,742)	(17,165)	(11,476)
Net changes in other operating assets and liabilities	(17,696)	23,352	(11,664)
Net Cash Provided by Operating Activities	477,277	399,092	207,908
Cash Flows — Investing Activities
Purchases of real estate	(674,808)	(898,162)	(265,383)
Funding of short-term loans to affiliates	(185,447)	(11,000)	(15,000)
Proceeds from repayment of short-term loans to affiliates	185,447	11,000	15,000
Proceeds from sale of real estate	35,557	285,742	171,300
Investment in real estate under construction	(28,040)	(20,647)	—
Change in investing restricted cash	26,610	(23,731)	43,067
Capital contributions to equity investments in real estate	(16,229)	(25,468)	(1,945)
Proceeds from repayment of note receivable	10,441	1,915	—
Value added taxes paid in connection with acquisition of real estate	(10,401)	(7,036)	(502)
Value added taxes refunded in connection with acquisition of real estate	9,997	—	121
Distributions received from equity investments in the Managed Programs and real estate in excess of equity income	8,200	13,101	58,018
Capital expenditures on owned real estate	(4,415)	(5,757)	(6,906)
Capital expenditures on corporate assets	(4,321)	(18,262)	(7,133)
Other investing activities, net	2,224	1,652	2,989
Cash acquired in connection with the CPA®:16 Merger	—	65,429	—
Purchase of securities	—	(7,664)	—
Cash paid to stockholders of CPA®:16 – Global in the CPA®:16 Merger	—	(1,338)	—
Net Cash Used in Investing Activities	(645,185)	(640,226)	(6,374)
Cash Flows — Financing Activities
Repayments of Senior Unsecured Credit Facility	(1,330,122)	(1,415,000)	(413,000)
Proceeds from Senior Unsecured Credit Facility	1,044,767	1,757,151	735,000
Proceeds from issuance of Senior Unsecured Notes	1,022,303	498,195	—
Distributions paid	(403,555)	(347,902)	(220,395)
Prepayments of mortgage principal	(91,560)	(220,786)	—
Scheduled payments of mortgage principal	(90,328)	(205,024)	(391,764)
Proceeds from mortgage financing	22,667	20,354	115,567
Distributions paid to noncontrolling interests	(14,713)	(20,646)	(72,059)
Windfall tax benefit associated with stock-based compensation awards	12,522	5,641	12,817
Payment of financing costs	(10,878)	(12,321)	(2,368)
Change in financing restricted cash	(9,811)	(588)	(1,843)
Contributions from noncontrolling interests	730	693	65,145
Proceeds from exercise of stock options and employee purchases under the employee share purchase plan	515	1,890	2,312
Proceeds from issuance of shares in public offering	—	282,162	—
Repurchase of shares	—	(679)	(40,000)
Net Cash Provided by (Used in) Financing Activities	152,537	343,140	(210,588)
Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash	(26,085)	(20,842)	2,669
Net (decrease) increase in cash and cash equivalents	(41,456)	81,164	(6,385)
Cash and cash equivalents, beginning of year	198,683	117,519	123,904
Cash and cash equivalents, end of year	$157,227	$198,683	$117,519

See Notes to Consolidated Financial Statements.

W. P. Carey 2015 10-K – 82

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

Cash Consideration	$13,748
Assets Acquired at Fair Value
Net investments in real estate	$33,625
In-place lease intangible assets, net	872
Above-market rent intangible assets, net	722
Other assets	1,170
Liabilities Assumed at Fair Value
Non-recourse debt	(21,023)
Below-market rent and other intangible liabilities	(1,618)
Net assets acquired	$13,748

Supplemental Cash Flow Information
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Interest paid	$174,504	$156,335	$98,599
Income taxes paid	$61,697	$25,247	$14,405

See Notes to Consolidated Financial Statements.

W. P. Carey 2015 10-K – 83

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

Originally founded in 1973, we reorganized as a REIT in September 2012 in connection with our merger with Corporate Property Associates 15 Incorporated. We refer to that merger as the CPA®:15 Merger. On January 31, 2014, Corporate Property Associates 16 – Global Incorporated, or CPA®:16 – Global, merged with and into us (Note 3), which we refer to as the CPA®:16 Merger. Our shares of common stock are listed on the New York Stock Exchange under the symbol “WPC.”

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

Through our TRSs we also earn revenue as the advisor to publicly-owned, non-listed REITs, which are sponsored by us under the Corporate Property Associates, or CPA®, brand name that invest in similar properties. At December 31, 2015, we were the advisor to Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global, and Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global. We were also the advisor to CPA®:16 – Global until its merger with us on January 31, 2014. We refer to CPA®:16 – Global, CPA®:17 – Global, and CPA®:18 – Global together as the CPA® REITs. At December 31, 2015, we were also the advisor to Carey Watermark Investors Incorporated, referred to as CWI 1, and Carey Watermark Investors 2 Incorporated, or CWI 2, two publicly-owned, non-listed REITs that invest in lodging and lodging-related properties. We refer to CWI 1 and CWI 2 together as the CWI REITs and, together with the CPA® REITs, as the Managed REITs (Note 4). At December 31, 2015, we also served as the advisor to Carey Credit Income Fund, or CCIF, a business development company, or BDC (Note 7).

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

Reportable Segments

Real Estate Ownership — We own and invest in commercial properties principally in the United States, Europe, and Asia that are then leased to companies, primarily on a triple-net lease basis. We have also invested in several operating properties, such as lodging and self-storage properties. We earn lease revenues from our wholly-owned and co-owned real estate investments that we control. In addition, we generate equity income through co-owned real estate investments that we do not control and through our ownership of shares of the Managed Programs (Note 7). Through our special member interests in the operating partnerships of the Managed REITs, we also participate in their cash flows (Note 4). At December 31, 2015, our owned portfolio was comprised of our full or partial ownership interests in 869 properties, totaling approximately 90.1 million square feet (unaudited), substantially all of which were net leased to 222 tenants, with an occupancy rate of 98.8%.

Investment Management — Through our TRSs, we structure and negotiate investments and debt placement transactions for the Managed REITs, for which we earn structuring revenue, and manage their portfolios of real estate investments, for which we earn asset-based management revenue. We also earn asset management revenue from CCIF based on the average of its gross assets at fair value. We may earn disposition revenue when we negotiate and structure the sale of properties on behalf of the Managed REITs, and we may also earn incentive revenue and receive other compensation in connection with providing liquidity events for the Managed REITs’ stockholders. At December 31, 2015, CPA®:17 – Global and CPA®:18 – Global collectively owned all or a portion of 428 properties, including certain properties in which we have an ownership interest. Substantially all of these properties, totaling approximately 49.6 million square feet (unaudited), were net leased to 201 tenants, with an average occupancy rate of approximately 99.9%. The Managed REITs also had interests in 174 operating properties,

W. P. Carey 2015 10-K – 84

Notes to Consolidated Financial Statements

totaling approximately 19.7 million square feet (unaudited). We continue to explore alternatives for expanding our investment management operations by raising funds beyond advising the existing Managed Programs. Any such expansion could involve the purchase of properties or other investments as principal, either for our owned portfolio or with the intention of transferring such investments to a newly-created fund, as well as the sponsorship of one or more funds to make investments other than primarily net lease investments, such as the CWI REITs and the Managed BDCs. These new funds could invest primarily in assets other than net-lease real estate and could include funds raised through private placements or publicly-traded vehicles, either in the United States or internationally.

Note 2. Summary of Significant Accounting Policies

Critical Accounting Policies and Estimates

Accounting for Acquisitions

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, we account for the transaction or other event as an asset acquisition. Under both methods, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, we evaluate the existence of goodwill or a gain from a bargain purchase. We capitalize acquisition-related costs and fees associated with asset acquisitions. We immediately expense acquisition-related costs and fees associated with business combinations.

Purchase Price Allocation of Tangible Assets — When we acquire properties with leases classified as operating leases, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The tangible assets consist of land, buildings, and site improvements. The intangible assets include the above- and below-market value of leases and the in-place leases, which includes a value for tenant relationships. Land is typically valued utilizing the sales comparison (or market) approach. Buildings are valued, as if vacant, using the cost and/or income approach. Site improvements are valued using the cost approach. The fair value of real estate is determined (i) primarily by reference to portfolio appraisals, which determines their values on a property level, by applying a discounted cash flow analysis to the estimated net operating income for each property in the portfolio during the remaining anticipated lease term, and (ii) by the estimated residual value, which is based on a hypothetical sale of the property upon expiration of a lease factoring in the re-tenanting of such property at estimated current market rental rates, applying a selected capitalization rate, and deducting estimated costs of sale.

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

W. P. Carey 2015 10-K – 85

Notes to Consolidated Financial Statements

Where a property is deemed to have excess land, the discounted cash flow analysis includes the estimated excess land value at the assumed expiration of the lease, based upon an analysis of comparable land sales or listings in the general market area of the property adjusted for estimated market growth rates through the year of lease expiration.

The remaining economic life of leased assets is estimated by relying in part upon third-party appraisals of the leased assets, industry standards, and based on our experience. Different estimates of remaining economic life will affect the depreciation expense that is recorded.

Purchase Price Allocation of Intangible Assets — We record above- and below-market lease intangible values for acquired properties based on the present value (using a discount rate reflecting the risks associated with the leases acquired including consideration of the credit of the lessee) of the difference between (i) the contractual rents to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or equivalent property, both of which are measured over the estimated lease term, which includes renewal options that have rental rates below estimated market rental rates. We discount the difference between the estimated market rent and contractual rent to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired, which includes a consideration of the credit of the lessee. Estimates of market rent are generally determined by us relying in part upon a third-party appraisal obtained in connection with the property acquisition and can include estimates of market rent increase factors, which are generally provided in the appraisal or by local real estate brokers. We measure the fair value of below-market purchase option liabilities we acquire as the excess of the present value of the fair value of the real estate over the present value of the tenant’s exercise price at the option date.

We evaluate the specific characteristics of each tenant’s lease and any pre-existing relationship with each tenant in determining the value of in-place lease intangibles. To determine the value of in-place lease intangibles, we consider the following:

•	estimated market rent;

•	estimated lease term, including renewal options at rental rates below estimated market rental rates;

•	estimated carrying costs of the property during a hypothetical expected lease-up period; and

•	current market conditions and costs to execute similar leases, including tenant improvement allowances and rent concessions.

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

We amortize the above-market lease intangible as a reduction of lease revenue over the remaining contractual lease term. We amortize the below-market lease intangible as an increase to lease revenue over the initial term and any renewal periods in the respective leases. We include the value of below-market leases in Below-market rent and other intangible liabilities in the consolidated financial statements. We include the amortization of above- and below-market ground lease intangibles in Property expenses in the consolidated financial statements.

The value of any in-place lease is estimated to be equal to the acquirer’s avoidance of costs as a result of having tenants in place, that would be necessary to lease the property for a lease term equal to the remaining primary in-place lease term and the value of investment grade tenancy. The cost avoidance is derived first by determining the in-place lease term on the subject lease. Then, based on our review of the market, the cost to be borne by a property owner to replicate a market lease to the remaining in-place term is estimated. These costs consist of: (i) rent lost during downtime (i.e., assumed periods of vacancy), (ii) estimated expenses that would be incurred by the property owner during periods of vacancy, (iii) rent concessions (i.e. free rent), (iv) leasing commissions, and (v) tenant improvements allowances given to tenants. We determine these values using our estimates or by relying in part upon third-party appraisals. We amortize the value of in-place lease intangibles to expense over the remaining initial term of each lease. The amortization period for intangibles does not exceed the remaining depreciable life of the building.

If a lease is terminated, we charge the unamortized portion of above- and below-market lease values to rental income and in-place lease values to amortization expense.

W. P. Carey 2015 10-K – 86

Notes to Consolidated Financial Statements

Purchase Price Allocation of Debt — When we acquire leveraged properties, the fair value of the related debt instruments is determined using a discounted cash flow model with rates that take into account the credit of the tenants, where applicable, and interest rate risk. Such resulting premium or discount is amortized over the remaining term of the obligation. We also consider the value of the underlying collateral, taking into account the quality of the collateral, the credit quality of the tenant, the time until maturity and the current interest rate.

Purchase Price Allocation of Goodwill — In the case of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired and assumed, respectively, represents goodwill. We allocate goodwill to the respective reporting units in which such goodwill arises. Goodwill acquired in the CPA®:15 Merger and the CPA®:16 Merger was attributed to the Real Estate Ownership segment which comprises one reporting unit. In the event we dispose of a property that constitutes a business under GAAP from a reporting unit with goodwill, we allocate a portion of the reporting unit’s goodwill to that business in determining the gain or loss on the disposal of the business. The amount of goodwill allocated to the business is based on the relative fair value of the business to the fair value of the reporting unit. All or a portion of the goodwill may be attributed to foreign deferred tax liabilities assumed in the business combination. The deferred tax liability results from the excess of basis under GAAP over the tax basis of the asset in the taxing jurisdiction.

Impairments

We periodically assess whether there are any indicators that the value of our long-lived real estate and related intangible assets, may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, the vacancy of a property that is not subject to a lease, an upcoming lease expiration, a tenant with credit difficulty, the termination of a lease by a tenant, or a likely disposition of the property. We may incur impairment charges on long-lived assets, including real estate, related intangible assets, direct financing leases, assets held for sale, and equity investments in real estate. We may also incur impairment charges on marketable securities and goodwill. Our policies and estimates for evaluating whether these assets are impaired are presented below.

Real Estate — For real estate assets held for investment and related intangible assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the estimated future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The undiscounted cash flow analysis requires us to make our best estimate of market rents, residual values, and holding periods. We estimate market rents and residual values using market information from outside sources such as broker quotes or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value.

As our investment objective is to hold properties on a long-term basis, holding periods used in the undiscounted cash flow analysis are generally ten years, but may be less if our intent is to hold a property for less than ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets and associated intangible assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining our estimate of future cash flows and, if warranted, we apply a probability-weighted method to the different possible scenarios. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the carrying value of property’s asset group is considered not recoverable. We then measure the impairment loss as the excess of the carrying value of the property’s asset group over its estimated fair value. The estimated fair value of the property’s asset group is primarily determined using market information from outside sources such as broker quotes or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value.

Assets Held for Sale — We classify real estate assets that are subject to operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied, and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we compare the asset’s fair value less estimated cost to sell to its carrying value, and if the fair value less estimated cost to sell is less than the property’s carrying value, we reduce the carrying value to the fair value less estimated cost to sell. We base the fair value on the contract and the estimated cost to sell on information provided by brokers and legal counsel. We then compare the asset’s fair value (less estimated cost to sell) to its carrying value, and if the fair value, less estimated cost to sell, is less than the property’s carrying value, we reduce the carrying value to the fair value, less estimated cost to sell. We will continue to review the property for subsequent changes in the fair value, and may recognize an additional impairment charge, if warranted.

W. P. Carey 2015 10-K – 87

Notes to Consolidated Financial Statements

Direct Financing Leases — We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information and third-party estimates, where available. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge equal to the difference between the fair value and carrying amount of the residual value.

When we enter into a contract to sell the real estate assets that are recorded as direct financing leases, we evaluate whether we believe it is probable that the disposition will occur. If we determine that the disposition is probable, and therefore the asset’s holding period is reduced, we assess the carrying amount for recoverability and if as a result of the decreased expected cash flows we determine that our carrying value is not fully recoverable, we record an allowance for credit losses to reflect the change in the estimate of the future cash flows that includes rent. Accordingly, the net investment balance is written down to fair value.

Equity Investments in the Managed Programs and Real Estate — We evaluate our equity investments in the Managed Programs and real estate on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent an impairment has occurred and is determined to be other-than-temporary, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by calculating our share of the estimated fair market value of the underlying net assets based on the terms of the applicable partnership or joint venture agreement. For our equity investments in real estate, we calculate the estimated fair value of the underlying investment’s real estate or net investment in direct financing lease as described in Real Estate and Direct Financing Leases above. The fair value of the underlying investment’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying investment’s other financial assets and liabilities (excluding net investment in direct financing leases) have fair values that generally approximate their carrying values. For certain investments in the Managed REITs, we calculate the estimated fair value of our investment using the most recently published net asset value per share of each Managed REIT, which for CPA®:18 – Global is deemed to be the most recent public offering price through December 31, 2015, multiplied by the number of shares owned.

Goodwill — We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event using a two-step process. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount, including sales of properties defined as businesses for which the relative size of the sold property is significant to the reporting unit, that could impact our goodwill impairment calculations. To identify any impairment, we first compare the estimated fair value of each of our reporting units with their respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, we do not consider goodwill to be impaired and no further analysis is required. If the carrying amount of the reporting unit exceeds its estimated fair value, we then perform the second step to determine and measure the amount of the potential impairment charge.

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

The goodwill recorded in our Investment Management and Real Estate Ownership reporting units is evaluated during the fourth quarter of every year. In connection with the CPA®:16 Merger and the CPA®:15 Merger, we recorded goodwill in our Real Estate Ownership reporting unit. Prior to the CPA®:15 Merger, there was no goodwill recorded in our Real Estate Ownership reporting unit.

Other Accounting Policies

Basis of Consolidation — Our consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries and our tenancy-in-common interest as described below. The portion of equity in a consolidated subsidiary that is

W. P. Carey 2015 10-K – 88

Notes to Consolidated Financial Statements

not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

At December 31, 2015, we had an investment in a tenancy-in-common interest in various underlying international properties. Consolidation of this investment is not required as such interest does not qualify as a VIE and does not meet the control requirement for consolidation. Accordingly, we account for this investment using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment provides us with significant influence on the operating and financial decisions of this investment. We also had certain investments in other wholly-owned tenancy-in-common interests, which we now consolidate after we obtained the remaining interests in the CPA®:16 Merger.

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a VIE and, if so, whether we should be deemed to be the primary beneficiary and are therefore required to consolidate the entity. We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Fixed price purchase and renewal options within a lease as well as certain decision-making rights within a loan or joint-venture agreement can cause us to consider an entity a VIE. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of the VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

At December 31, 2015, we consolidated 20 VIEs. In connection with the CPA®:16 Merger, we acquired 12 VIEs. We consider these entities VIEs because the leases have certain features such as fixed price purchase or renewal options.

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

Additionally, we own interests in single-tenant, net-leased properties leased to companies through noncontrolling interests in partnerships and limited liability companies that we do not control, but over which we exercise significant influence. We account for these investments under the equity method of accounting. At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the jointly-owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits. At December 31, 2015, one of our equity investments was a VIE and none had carrying values below zero.

Reclassifications — Certain prior period amounts have been reclassified to conform to the current period presentation.

Share Repurchases — During the year ended December 31, 2015, we determined that our presentation of common shares repurchased should be classified as a reduction to Common stock, for the par amount of the common stock repurchase, Additional paid-in capital, and Distributions in excess of accumulated earnings, and included as shares unissued within the consolidated financial statements. We previously classified common shares repurchased as Treasury stock. We repurchased 416,408 shares in 2012, 616,971 shares in 2013, and 11,037 shares in 2014. We evaluated the impact of this correction on previously-issued financial statements and concluded that they were not materially misstated. In order to conform previously-issued financial statements to the current period, we elected to revise previously-issued financial statements the next time such financial statements are filed. The accompanying consolidated balance sheet as of December 31, 2014 and the consolidated statements of equity for the years ended December 31, 2014 and 2013 have been revised accordingly. In addition, we will revise the consolidated statements of equity for the periods ended March 31, 2015, June 30, 2015, and September 30, 2015, as those financial statements are presented in future filings.

W. P. Carey 2015 10-K – 89

Notes to Consolidated Financial Statements

The correction eliminates Treasury stock of $60.9 million and results in corresponding reductions of Common stock, Additional paid-in capital of $28.8 million, and Distributions in excess of accumulated earnings of $32.1 million, which results in no change in Total equity within the consolidated balance sheets as of December 31, 2014 and consolidated statements of equity for the years ended December 31, 2014 and 2013. The misclassification had no impact on the previously-reported consolidated statements of income, consolidated statements of comprehensive income, or consolidated statements of cash flows.

Real Estate and Operating Real Estate — We carry land, buildings, and personal property at cost less accumulated depreciation. We capitalize improvements and significant renovations that extend the useful life of the properties, while we expense replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets as incurred.

Assets Held for Sale — We classify those assets that are associated with operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied, and we believe it is probable that the disposition will occur within one year. Assets held for sale are recorded at the lower of carrying value or estimated fair value, less estimated costs to sell. Prior to January 1, 2014, the results of operations and the related gain or loss on sale of properties that have been sold or that were classified as held for sale and in which we will have no significant continuing involvement are included in discontinued operations (Note 16).

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

Notes Receivable — For investments in mortgage notes and loan participations, the loans are initially reflected at acquisition cost, which consists of the outstanding balance, net of the acquisition discount or premium. We amortize any discount or premium as an adjustment to increase or decrease, respectively, the yield realized on these loans over the life of the loan. As such, differences between carrying value and principal balances outstanding do not represent embedded losses or gains as we generally plan to hold such loans to maturity. Our notes receivable are included in Other assets, net in the consolidated financial statements.

Cash and Cash Equivalents — We consider all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Our cash and cash equivalents are held in the custody of several financial institutions, and these balances, at times, exceed federally-insurable limits. We seek to mitigate this risk by depositing funds only with major financial institutions.

Internal-Use Software Development Costs — We expense costs associated with the assessment stage of software development projects. Upon completion of the preliminary project assessment stage, we capitalize internal and external costs associated with the application development stage, including the costs associated with software that allows for the conversion of our old data to our new system. We expense the personnel-related costs of training and data conversion. We also expense costs associated with the post-implementation and operation stage, including maintenance and specified upgrades; however, we capitalize internal and external costs associated with significant upgrades to existing systems that result in additional functionality. Capitalized costs are amortized on a straight-line basis over the software’s estimated useful life, which is three to seven years. Periodically, we reassess the useful life considering technology, obsolescence, and other factors.

W. P. Carey 2015 10-K – 90

Notes to Consolidated Financial Statements

Other Assets and Liabilities — We include prepaid expenses, deferred rental income, tenant receivables, deferred charges, escrow balances held by lenders, restricted cash balances, marketable securities, derivative assets, other intangible assets, corporate fixed assets and notes receivable in Other assets, net. We include derivative liabilities, amounts held on behalf of tenants, and deferred revenue in Other liabilities. Deferred charges are costs incurred in connection with mortgage financings, refinancings, issuance of corporate bonds, and the amendment of our credit facility that are amortized over the terms of the debt and included in Interest expense in the consolidated financial statements. Deferred rental income is the aggregate cumulative difference for operating leases between scheduled rents that vary during the lease term, and rent recognized on a straight-line basis.

Allowance for Doubtful Accounts — We consider rents due under leases and payments under notes receivable to be past-due or delinquent when a contractually required rent, principal or interest payment is not remitted in accordance with the provisions of the underlying agreement. We evaluate each account individually and set up an allowance when, based upon current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms, and the amount can be reasonably estimated.

Revenue Recognition, Real Estate Leased to Others — We lease real estate to others primarily on a triple-net leased basis, whereby the tenant is generally responsible for operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, and improvements. For the years ended December 31, 2015, 2014, and 2013, our tenants, pursuant to their lease obligations, have made direct payment to the taxing authorities of real estate taxes of approximately $57.7 million, $59.8 million, and $37.3 million, respectively.

Substantially all of our leases provide for either scheduled rent increases, periodic rent adjustments based on formulas indexed to changes in the Consumer Price Index, or CPI, or similar indices, or percentage rents. CPI-based adjustments are contingent on future events and are therefore not included as minimum rent in straight-line rent calculations. We recognize rents from percentage rents as reported by the lessees, which is after the level of sales requiring a rental payment to us is reached. Percentage rents were insignificant for the periods presented.

For our operating leases, we record real estate at cost less accumulated depreciation; we recognize future minimum rental revenue on a straight-line basis over the non-cancelable lease term of the related leases and charge expenses to operations as incurred (Note 5). We record leases accounted for under the direct financing method as a net investment (Note 6). The net investment is equal to the cost of the leased assets. The difference between the cost and the gross investment, which includes the residual value of the leased asset and the future minimum rents, is unearned income. We defer and amortize unearned income to income over the lease term so as to produce a constant periodic rate of return on our net investment in the lease.

Revenue Recognition, Investment Management Operations — We earn structuring revenue and asset management revenue in connection with providing services to the Managed Programs. We earn structuring revenue for services we provide in connection with the analysis, negotiation, and structuring of transactions, including acquisitions and dispositions and the placement of mortgage financing obtained by the Managed REITs. Asset management revenue is earned from property management, leasing, and advisory services performed. Receipt of the incentive revenue portion of the asset management revenue or performance revenue, however, was subordinated to the achievement of specified cumulative return requirements by the stockholders of those CPA® REITs. At our option, the performance revenue could be collected in cash or shares of the CPA® REIT (Note 4). In addition, we earn subordinated incentive and disposition revenue related to the disposition of properties. We may also earn termination revenue in connection with the termination of the advisory agreements for the Managed REITs.

We recognize all revenue as earned. We earn structuring revenue upon the consummation of a transaction and asset management revenue when services are performed. We recognize revenue subject to subordination only when the performance criteria of the Managed REIT is achieved and contractual limitations are not exceeded.

We may earn termination revenue if a liquidity event is consummated by any of the Managed REITs. As a condition of the CPA®:16 Merger, we waived the subordinated disposition and termination fees that we would have been entitled to receive from CPA®:16 – Global upon its liquidation pursuant to the terms of our advisory agreement with CPA®:16 – Global (Note 4).

We are also reimbursed for certain costs incurred in providing services, including broker-dealer commissions paid and annual distribution and shareholder servicing fees incurred on behalf of the Managed Programs, marketing costs, and the cost of personnel provided for the administration of the Managed Programs. We record reimbursement income as the expenses are incurred, subject to limitations on a Managed Program’s ability to incur offering costs or limitations imposed by the advisory agreements.

W. P. Carey 2015 10-K – 91

Notes to Consolidated Financial Statements

Asset Retirement Obligations — Asset retirement obligations relate to the legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or normal operation of a long-lived asset. The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred and the cost of such liability is recorded as an increase in the carrying amount of the related long-lived asset by the same amount. The liability is accreted each period and the capitalized cost is depreciated over the estimated remaining life of the related long-lived asset. Revisions to estimated retirement obligations result in adjustments to the related capitalized asset and corresponding liability.

In order to determine the fair value of the asset retirement obligations, we make certain estimates and assumptions including, among other things, projected cash flows, the borrowing interest rate, and an assessment of market conditions that could significantly impact the estimated fair value. These estimates and assumptions are subjective.

Depreciation — We compute depreciation of building and related improvements using the straight-line method over the estimated remaining useful lives of the properties (not to exceed 40 years) and furniture, fixtures, and equipment (generally up to seven years). We compute depreciation of tenant improvements using the straight-line method over the lesser of the remaining term of the lease or the estimated useful life.

Stock-Based Compensation — We have granted stock options, restricted stock awards, or RSAs, restricted shares units, or RSUs, and performance share units, or PSUs, to certain employees and independent directors. Grants were awarded in the name of the recipient subject to certain restrictions of transferability and a risk of forfeiture. Stock-based compensation expense for all equity-classified stock-based compensation awards is based on the grant date fair value estimated in accordance with current accounting guidance for share-based payments. We recognize these compensation costs for only those shares expected to vest on a straight-line or graded-vesting basis, as appropriate, over the requisite service period of the award. We include stock-based compensation within the Additional paid-in capital caption of equity.

Foreign Currency Translation and Transaction Gains and Losses — We have interests in real estate investments primarily in the European Union, the United Kingdom, and Australia for which the functional currency is the euro, the British pound sterling, and the Australian dollar, respectively. We perform the translation from the euro, the British pound sterling, or the Australian dollar to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the year. We report the gains and losses resulting from such translation as a component of other comprehensive income in equity. These translation gains and losses are released to net income when we have substantially exited from all investments in the related currency.

A transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Also, foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of short-term subordinated intercompany debt with scheduled principal payments, are included in the determination of net income.

Intercompany foreign currency transactions of a long term nature (that is, settlement is not planned or anticipated in the foreseeable future), in which the entities to the transactions are consolidated or accounted for by the equity method in our consolidated financial statements, are not included in net income but are reported as a component of other comprehensive income in equity.

Net realized gains or (losses) are recognized on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company. For the years ended December 31, 2015, 2014, and 2013, we recognized net realized losses on such transactions of $0.8 million, $0.4 million, and $0.2 million, respectively.

W. P. Carey 2015 10-K – 92

Notes to Consolidated Financial Statements

Derivative Instruments — We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive (loss) income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. For a derivative designated and that qualified as a net investment hedge, the effective portion of the change in the fair value and/or the net settlement of the derivative are reported in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. Amounts are reclassified out of Other comprehensive (loss) income into earnings when the hedged investment is either sold or substantially liquidated.

We use the portfolio exception in Accounting Standards Codification, 820-10-35-18D, Application to Financial Assets and Financial Liabilities with Offsetting Positions in Market Risk or Counterparty Credit Risk, with respect to measuring counterparty credit risk for all of our derivative transactions subject to master netting arrangements.

Income Taxes — We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income taxes on our income and gains that we distribute to our stockholders as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We believe that we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT.

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

W. P. Carey 2015 10-K – 93

Notes to Consolidated Financial Statements

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

During the year ended December 31, 2015, we revised our December 31, 2014 consolidated balance sheet to correct the misclassification of certain deferred tax assets that were previously netted in deferred income tax liabilities. Such deferred income tax assets of approximately $11.2 million are included in Other assets, net in the revised consolidated balance sheet as of December 31, 2014.

Earnings Per Share — Basic earnings per share is calculated by dividing net income available to common stockholders, as adjusted for unallocated earnings attributable to the unvested RSUs and RSAs by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share reflects potentially dilutive securities (options and PSUs) using the treasury stock method, except when the effect would be anti-dilutive.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Recent Accounting Requirements

The following Accounting Standards Updates, or ASUs, promulgated by the Financial Accounting Standards Board, or FASB, are applicable to us:

ASU 2015-16, Business Combinations (Topic 805) — ASU 2015-16 requires that an acquirer recognize adjustments identified during the business combination measurement period in the reporting period in which the adjustment amounts are determined. The effects on earnings due to changes in depreciation, amortization, or other income effects as a result of the change are also recognized in the same period’s financial statements. ASU 2015-16 also requires that acquirers present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, early adoption is permitted, and prospective application is required for adjustments that are identified after the effective date of this update. We elected to early adopt ASU 2015-16 and implemented the standard prospectively beginning July 1, 2015. The adoption and implementation of the standard did not have a material impact on our financial statements.

ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30) — ASU 2015-03 changes the presentation of debt issuance costs, which are currently recognized as a deferred charge (that is, an asset) and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 does not affect the recognition and measurement guidance for debt issuance costs. ASU 2015-03 is effective for periods beginning after December 15, 2015, early adoption is permitted and retrospective application is required. We are currently evaluating the impact of ASU 2015-03 on our consolidated financial statements and expect to reclassify $12.6 million of deferred financing costs, net from Other assets, net to Non-recourse debt, net, Senior Unsecured Credit Facility - Term Loan, and Senior Unsecured Notes, net as of January 1, 2016.

ASU 2015-02, Consolidation (Topic 810) — We will adopt ASU 2015-02 on January 1, 2016 and are currently in the process of evaluating its impact on the consolidated financial statements. We are evaluating our joint ventures, as well as existing leases that create VIEs based on lease terms, including a fixed-price purchase option or fixed-price renewal option. We generally create our joint ventures as partnerships in the form of a limited liability company or a limited partnership. ASU 2015-02 requires an entity to classify a limited liability company or a limited partnership as a VIE unless the partnership provides partners with either substantive kick-out rights or substantive participating rights over the managing member or general partner.

W. P. Carey 2015 10-K – 94

Notes to Consolidated Financial Statements

Since a majority of our partnerships lack kick-out rights or substantive participating rights over the managing member or general partner, the impact of this new guidance for us is primarily a change in classification from voting interest entity to VIE. This ASU does not change the criteria regarding which party consolidates a VIE. Thus, the change in classification will require us to include additional entities as part of our VIE disclosures. However, there is not expected to be an impact to our consolidated balance sheets or results of operations for any of the periods presented.

ASU 2014-12, Compensation - Stock Compensation (Topic 718) — ASU 2014-12 provides guidance on share-based payment awards, in which a performance target that affects vesting and that could be achieved after the requisite vesting period be treated as a performance condition. ASU 2014-12 is effective for periods beginning after December 15, 2015 and early adoption is permitted. We are currently evaluating the impact of ASU 2014-12 on our consolidated financial statements.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) — ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, but will apply to reimbursed tenant costs and revenues generated from our operating properties and our Investment Management business. Additionally, this guidance modifies disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year, until years beginning in 2018, with early adoption permitted but not before 2017, the original public company effective date. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

Proposed Accounting Change

The following proposed accounting change may potentially impact our Real Estate Ownership and Investment Management segments if the outcome has a significant influence on sale-leaseback demand in the marketplace:

The FASB previously issued an Exposure Draft on a joint proposal with the International Accounting Standards Board, or IASB, that would significantly transform lease accounting from the existing model. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet.

In November 2015, the FASB directed the staff to draft a final ASU on leases for vote by written ballot. In addition, the FASB decided that for (i) public business entities, (ii) a not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an-over-the-counter market, and (iii) an employee benefit plan that files or furnishes statements with or to the SEC (collectively referred to as “public business entities”), the final leases standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; for all other entities, the final leases standard will be effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application will be permitted for all entities upon issuance of the final standard.
In the first quarter of 2016, the IASB and FASB finalized their lease standards, which brings most leases on the balance sheet for lessees under a single model. For lessors, however, the accounting remains largely unchanged and the distinction between operating and finance leases is retained. Both standards are effective for annual reporting periods beginning on or after January 1, 2019.
For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize.

We are evaluating the impact of the new standards and have not determined if they will have a material impact on our business.

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

W. P. Carey 2015 10-K – 95

Notes to Consolidated Financial Statements

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

Immediately prior to the CPA®:16 Merger, CPA®:16 – Global’s portfolio was comprised of the consolidated full or partial interests in 325 leased properties, substantially all of which were triple-net leased with an average remaining life of 10.4 years and an estimated contractual minimum annualized base rent, or ABR, totaling $300.1 million, and two hotel properties. The related property-level debt was comprised of 92 fixed-rate and 18 variable-rate non-recourse mortgage loans with an aggregate fair value of approximately $1.8 billion and a weighted-average annual interest rate of 5.6% at that date. Additionally, CPA®:16 – Global had a line of credit with an outstanding balance of $170.0 million on the date of the closing of the CPA®:16 Merger. In addition, CPA®:16 – Global had equity interests in 18 unconsolidated investments, 11 of which were consolidated by us prior to the CPA®:16 Merger, five of which were consolidated by us subsequent to the CPA®:16 Merger, and two of which were jointly-owned with CPA®:17 – Global. These investments owned 140 properties, substantially all of which were triple-net leased with an average remaining life of 8.6 years and an estimated ABR totaling $63.9 million, as of January 31, 2014. The debt related to these equity investments was comprised of 17 fixed-rate and five variable-rate non-recourse mortgage loans with an aggregate fair value of approximately $0.3 billion and a weighted-average annual interest rate of 4.8% on January 31, 2014. The lease revenues and income from continuing operations from the properties acquired from the date of the CPA®:16 Merger through December 31, 2014 were $251.5 million and $91.1 million (inclusive of $2.4 million attributable to noncontrolling interests), respectively.

During 2014, we sold all ten of the properties that were classified as held for sale upon acquisition in connection with the CPA®:16 Merger (Note 16). The results of operations for all ten of these properties have been included in Income from discontinued operations, net of tax in the consolidated financial statements. In addition, we sold one property subject to a direct financing lease that we acquired in the CPA®:16 Merger. The results of operations for this property have been included in Income from continuing operations before income taxes in the consolidated financial statements.

Purchase Price Allocation

We accounted for the CPA®:16 Merger as a business combination under the acquisition method of accounting. After consideration of all applicable factors pursuant to the business combination accounting rules, we were considered the “accounting acquirer” due to various factors, including the fact that our stockholders held the largest portion of the voting rights in us upon completion of the CPA®:16 Merger. Costs related to the CPA®:16 Merger of $30.5 million and $5.0 million were expensed as incurred for the years ended December 31, 2014 and 2013, respectively, and classified within Merger, property acquisition, and other expenses in the consolidated financial statements. In addition, CPA®:16 – Global incurred a total of $10.6 million of merger expenses prior to January 31, 2014.

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

W. P. Carey 2015 10-K – 96

Notes to Consolidated Financial Statements

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

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2014	2013
Pro forma total revenues	$931,309	$780,578

Pro forma net income from continuing operations, net of tax	$139,698	$146,525
Pro forma net income attributable to noncontrolling interests	(5,380)	10,963
Pro forma net loss (income) attributable to redeemable noncontrolling interest	142	(1,909)
Pro forma net income from continuing operations, net of tax attributable to W. P. Carey (a)	$134,460	$155,579

Pro forma earnings per share: (a)
Basic	$1.32	$1.56
Diluted	$1.31	$1.54

Pro forma weighted-average shares: (b)
Basic	101,296,847	99,420,924
Diluted	102,360,038	100,437,886
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

W. P. Carey 2015 10-K – 97

Notes to Consolidated Financial Statements

Note 4. Agreements and Transactions with Related Parties

Advisory Agreements with the Managed Programs

We have advisory agreements with each of the Managed Programs, pursuant to which we earn fees and are entitled to receive reimbursement for fund management expenses, as well as cash distributions. We also earn fees for serving as the dealer-manager of the public offerings of the Managed Programs. Unless otherwise renewed, the advisory agreement with each of the CPA® REITs is scheduled to expire on March 31, 2016 and the advisory agreement with each of the CWI REITs is scheduled to expire on December 31, 2016. The advisory agreement with CCIF, which commenced February 27, 2015, is subject to renewal on or before February 26, 2017 unless otherwise renewed.

The following tables present a summary of revenue earned and/or cash received from the Managed Programs for the periods indicated, included in the consolidated financial statements. Asset management revenue excludes amounts received from third parties (in thousands):

	Years Ended December 31,
	2015	2014	2013
Structuring revenue	$92,117	$71,256	$46,589
Reimbursable costs from affiliates	55,837	130,212	73,592
Asset management revenue	49,892	37,970	42,579
Distributions of Available Cash	38,406	31,052	34,121
Dealer manager fees	4,794	23,532	10,856
Interest income on deferred acquisition fees and loans to affiliates	1,639	684	949
Incentive, termination and subordinated disposition revenue	203	—	199
Deferred revenue earned	—	786	8,492
	$242,888	$295,492	$217,377

	Years Ended December 31,
	2015	2014	2013
CPA®:16 – Global	$—	$7,999	$53,166
CPA®:17 – Global	81,740	68,710	69,275
CPA®:18 – Global	85,431	129,642	29,293
CWI 1	44,712	89,141	65,643
CWI 2	30,340	—	—
CCIF	665	—	—
	$242,888	$295,492	$217,377

The following table presents a summary of amounts included in Due from affiliates in the consolidated financial statements (in thousands):

	December 31,
	2015	2014
Deferred acquisition fees receivable	$33,386	$26,913
Accounts receivable	15,711	2,680
Reimbursable costs	5,579	301
Current acquisition fees receivable	4,909	2,463
Asset management fee receivable	2,172	—
Organization and offering costs	461	2,120
	$62,218	$34,477

W. P. Carey 2015 10-K – 98

Notes to Consolidated Financial Statements

Asset Management Revenue

Under the advisory agreements with the Managed Programs, we earn asset management revenue for managing their investment portfolios. The following table presents a summary of our asset management fee arrangements with the Managed Programs:

Managed Program	Rate	Payable	Description
CPA®:16 – Global	0.5%	2013 in shares of its common stock through July 31, 2013; in cash thereafter; 2014 in cash; 2015 N/A	Rate is based on adjusted invested assets
CPA®:17 – Global	0.5% - 1.75%	2013 and 2014 in shares of its common stock; 2015 50% in cash and 50% in shares of its common stock	Rate depends on the type of investment and is based on the average market or average equity value, as applicable
CPA®:18 – Global	0.5% - 1.5%	2013, 2014, and 2015 in shares of its class A common stock	Rate depends on the type of investment and is based on the average market or average equity value, as applicable
CWI 1	0.5%	2013 and 2014 in shares of its common stock; 2015 in cash	Rate is based on the average market value of the investment; we are required to pay 20% of the asset management revenue we receive to the subadvisor
CWI 2	0.55%	2013 and 2014 N/A; 2015 in shares of its class A common stock	Rate is based on the average market value of the investment; we are required to pay 25% of the asset management revenue we receive to the subadvisor
CCIF	1.75% - 2.00%	2013 and 2014 N/A; 2015 in cash	Based on the average of gross assets at fair value; we are required to pay 50% of the asset management revenue we receive to the subadvisor

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

W. P. Carey 2015 10-K – 99

Notes to Consolidated Financial Statements

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
In cash; for all investments other than readily marketable real estate securities for which we will not receive any acquisition fees, 2.5% upon completion, with 2% deferred and payable in three interest-bearing annual installments
			Based on the total aggregate cost of the investments made; total limited to 6% of the contract prices in aggregate
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

Reimbursable Costs from Affiliates

The Managed Programs reimburse us for certain costs that we incur on their behalf, which consist primarily of broker-dealer commissions, marketing costs, an annual distribution and shareholder servicing fee, or Shareholder Servicing Fee, and certain personnel and overhead costs, as applicable. The following tables present summaries of such fee arrangements:

Broker-Dealer Selling Commissions

Managed Program	Rate	Payable	Description
CPA®:18 – Global and CWI 2 Class A Shares, and CWI 1 Common Stock	$0.70	In cash upon share settlement; 100% re-allowed to broker-dealers	Per share sold
CPA®:18 – Global Class C Shares	$0.14	In cash upon share settlement; 100% re-allowed to broker-dealers	Per share sold
CWI 2 Class T Shares	$0.19	In cash upon share settlement; 100% re-allowed to broker-dealers	Per share sold
CCIF Feeder Funds	0% - 3%	In cash upon share settlement; 100% re-allowed to broker-dealers	Based on the selling price of each share sold

W. P. Carey 2015 10-K – 100

Notes to Consolidated Financial Statements

Dealer Manager Fees

Managed Program	Rate	Payable	Description
CPA®:18 – Global and CWI 2 Class A Shares, and CWI 1 Common Stock	$0.30	Per share sold	In cash upon share settlement; a portion may be re-allowed to broker-dealers
CPA®:18 – Global Class C Shares	$0.21	Per share sold	In cash upon share settlement; a portion may be re-allowed to broker-dealers
CWI 2 Class T Shares	$0.26	Per share sold	In cash upon share settlement; a portion may be re-allowed to broker-dealers
CCIF Feeder Funds	2.75% - 3.0%	Based on the selling price of each share sold	In cash upon share settlement; a portion may be re-allowed to broker-dealers

Annual Distribution and Shareholder Servicing Fee

Managed Program	Rate	Payable	Description
CPA®:18 – Global Class C Shares	1.0%	Accrued daily and payable quarterly in arrears in cash; a portion may be re-allowed to selected dealers	Based on the purchase price per share sold or, once reported, the NAV; cease paying when underwriting compensation from all sources equals 10% of gross offering proceeds
CWI 2 Class T Shares	1.0%	Accrued daily and payable quarterly in arrears in cash; a portion may be re-allowed to selected dealers	Based on the purchase price per share sold or, once reported, the NAV; limited to six years and 10% of gross offering proceeds

Personnel and Overhead Costs

Managed Program	Payable	Description
CPA®:17 – Global and CPA®:18 – Global	In cash
Personnel and overhead costs, excluding those related to our legal transactions group, our senior management, and our investments team, are charged to the CPA® REITs based on the average of the trailing 12-month aggregate reported revenues of the Managed REITs and us, and for 2015, are capped at 2.4% of each CPA® REIT’s pro rata lease revenues; for the legal transactions group, costs are charged according to a fee schedule

CWI 1	2013 N/A; 2014 in shares of its common stock; 2015 in cash	Actual expenses incurred; allocated between the CWI REITs based on the percentage of their total pro rata hotel revenues for the most recently completed quarter
CWI 2	2013 and 2014 N/A; 2015 in cash	Actual expenses incurred; allocated between the CWI REITs based on the percentage of their total pro rata hotel revenues for the most recently completed quarter
CCIF and CCIF Feeder Funds	2013 and 2014 N/A; 2015 in cash	Actual expenses incurred

Organization and Offering Costs

Managed Program	Payable	Description
CPA®:18 – Global and CWI 2	In cash; within 60 days after the end of the quarter in which the offering terminates	Actual costs incurred from 1.5% through 4.0% of the gross offering proceeds, depending on the amount raised
CWI 1	In cash; within 60 days after the end of the quarter in which the offering terminates	Actual costs incurred up to 4.0% of the gross offering proceeds
CCIF and CCIF Feeder Funds	In cash; payable monthly	Up to 1.5% of the gross offering proceeds

W. P. Carey 2015 10-K – 101

Notes to Consolidated Financial Statements

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

In May 2011, we acquired a special member interest, or the Special Member Interest, in CPA®:16 – Global’s operating partnership. We initially recorded this Special Member Interest at its fair value, and amortized it into earnings as deferred revenue through the date of the CPA®:16 Merger. Cash distributions of our proportionate share of earnings from the Managed REITs’ operating partnerships, as well as deferred revenue earned from our Special Member Interest in CPA®:16 – Global’s operating partnership, are recorded as Equity in earnings of equity method investments in the Managed Programs and real estate within the Real Estate Ownership segment.

Other Transactions with Affiliates

Loans to Affiliates

During 2015 and 2014, our board of directors approved unsecured loans from us to CPA®:17 – Global of up to $75.0 million, CPA®:18 – Global of up to $100.0 million, CWI 1 and CWI 2 of up to $110.0 million in the aggregate, and CCIF of up to $50.0 million, with each loan at a rate equal to the rate at which we are able to borrow funds under our senior credit facility (Note 11), for the purpose of facilitating acquisitions approved by their respective investment committees.

During 2015 and 2014, various loans aggregating $185.4 million and $11.0 million, respectively, were made to the Managed Programs, all of which were repaid during the same year. All of the loans were made at an interest rate equal to the London Interbank Offered Rate, or LIBOR, as of the issue date, plus 1.1%. During 2015, we arranged a credit agreement for each of CPA®:17 – Global, CWI 1, and CCIF, and our board of directors terminated its previous authorizations to provide loans to CPA®:17 – Global and CWI 1.

Share Purchase Agreement

In July 2012, we entered into a Share Purchase Agreement with the Estate of Wm. Polk Carey, our Chairman and founder who passed away on January 2, 2012, pursuant to which we agreed to purchase, at the option of the Estate, up to an aggregate amount of $85.0 million of our common stock beneficially owned by the Estate. The Estate had three sale options. We exercised the first two sale options during 2012. On March 28, 2013, we received an irrevocable notice from the Estate of Wm. Polk Carey to exercise its final sale option. On April 4, 2013, we repurchased 616,971 shares of our common stock for $40.0 million from the Estate at a price of $64.83 per share, which was recorded as a reduction to Common stock, Additional paid-in capital, and Distributions in excess of accumulated earnings in our consolidated financial statements.

Because the Share Purchase Agreement contained put options that, if exercised, would obligate us to settle the transactions in cash, we accounted for the shares of our common stock owned by the Estate as redeemable securities in accordance with

W. P. Carey 2015 10-K – 102

Notes to Consolidated Financial Statements

Accounting Standards Codification 480 “Distinguishing Liabilities from Equity” and Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stocks.” Accounting Series Release No. 268 requires us to reclassify a portion of our permanent equity to redeemable equity in order to reflect the future cash obligations that could arise if the Estate were to exercise the put options requiring us to purchase its shares. During 2013, when we purchased our common stock in connection with the Estate’s exercise of the third and final sale option, we reclassified $40.0 million from Redeemable securities – related party to stockholders’ equity.

Share Repurchases

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

At December 31, 2015, we owned interests ranging from 3% to 90% in jointly-owned investments, including a jointly-controlled tenancy-in-common interest in several properties, with the remaining interests generally held by affiliates, and stock of each of the Managed REITs and CCIF. We consolidate certain of these investments and account for the remainder under the equity method of accounting (Note 7).

Note 5. Net Investments in Properties

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, and real estate under construction, is summarized as follows (in thousands):

	December 31,
	2015	2014
Land	$1,160,567	$1,146,704
Buildings	4,147,644	3,829,981
Real estate under construction	1,714	29,997
Less: Accumulated depreciation	(372,735)	(253,627)
	$4,937,190	$4,753,055

During 2015, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro at December 31, 2015 decreased by 10.4% to $1.0887 from $1.2156 at December 31, 2014. As a result, the carrying value of our Real estate decreased by $177.3 million from December 31, 2014 to December 31, 2015.

Depreciation expense, including the effect of foreign currency translation, on our real estate and operating real estate for the years ended December 31, 2015, 2014, and 2013 was $141.5 million, $117.6 million, and $59.6 million respectively.

W. P. Carey 2015 10-K – 103

Notes to Consolidated Financial Statements

Acquisitions of Real Estate During 2015 – We entered into the following investments, which were deemed to be business combinations because we assumed the existing leases on the properties, for which the sellers were not the lessees, at a total cost of $561.6 million, including land of $89.5 million, buildings of $382.6 million, and net lease intangibles of $89.5 million (Note 8):

•	an investment of $345.9 million for 73 auto dealership properties in various locations in the United Kingdom on January 28, 2015;

•	an investment of $42.4 million for a logistics facility in Rotterdam, the Netherlands on February 11, 2015;

•	an investment of $23.2 million for a retail facility in Bad Fischau, Austria on April 10, 2015;

•	an investment of $26.3 million for a logistics facility in Oskarshamn, Sweden on June 17, 2015;

•	an investment of $41.2 million for three truck and bus service facilities in Gersthofen and Senden, Germany on August 12, 2015 and Leopoldsdorf, Austria on August 24, 2015;

•	an investment of $51.7 million for six hotel properties in Iowa, Louisiana, Missouri, New Jersey, North Carolina, and Texas on October 15, 2015; and

•	an investment of $30.9 million for an office building in Irvine, California on December 22, 2015.

In connection with these transactions, we also expensed acquisition-related costs totaling $11.1 million, which are included in Merger, property acquisition, and other expenses in the consolidated financial statements.

We also entered into the following investments, which were deemed to be real estate asset acquisitions because we acquired the sellers’ properties and simultaneously entered into new leases in connection with the acquisitions, at a total cost of $116.0 million, including land of $8.6 million, buildings of $68.1 million, net lease intangibles of $39.4 million (Note 8), and acquisition-related costs of $3.9 million, which were capitalized:

•	an investment of $53.5 million for an office building in Sunderland, United Kingdom on August 6, 2015; and

•	an investment of $62.5 million for ten auto dealership properties in Almere, Amsterdam, Eindhoven, Houten, Nieuwegein, Utrecht, Veghel, and Zwaag, Netherlands on November 11, 2015.

Dollar amounts are based on the exchange rates of the foreign currencies on the dates of acquisitions, as applicable.

Acquisitions of Real Estate During 2014 – We entered into the following investments, which were deemed to be business combinations because we assumed the existing leases on the properties, for which the sellers were not the lessees, at a total cost of $366.9 million, including land of $33.1 million, buildings of $278.1 million, and net lease intangibles of $55.7 million:

•	an investment of $41.9 million for an office building in Chandler, Arizona on March 26, 2014;

•	an investment of $47.2 million for a warehouse facility in University Park, Illinois on May 15, 2014;

•
an investment of $117.7 million for an office building in Stavanger, Norway on August 6, 2014. Because we acquired stock in a subsidiary of the seller to complete the acquisition, we assumed the tax basis of the entity that we purchased and recorded an estimated deferred tax liability of $14.7 million. In connection with this business combination, we recorded goodwill of $11.1 million (Note 8);

•	an investment of $46.0 million for an office building in Westborough, Massachusetts on August 22, 2014;

•	an investment of $56.0 million for an office building in Andover, Massachusetts on October 7, 2014;

•	an investment of $29.1 million for an office building in Newport, United Kingdom on October 13, 2014; and

•	an investment of $29.0 million for a light-industrial/distribution center in Opole, Poland on December 12, 2014.

In connection with these transactions, we also expensed acquisition-related costs totaling $3.3 million, which are included in Merger, property acquisition, and other expenses in the consolidated financial statements. Dollar amounts are based on the exchange rates of the foreign currencies on the dates of acquisition, as applicable.

We also entered into the following investments, which were deemed to be real estate asset acquisitions because we acquired the sellers’ properties and simultaneously entered into new leases in connection with the acquisitions, at a total cost of $536.7 million, including land of $83.9 million, buildings of $366.6 million, net lease intangibles of $82.9 million, a property classified as a net investment in direct financing lease of $3.3 million (Note 6), and acquisition-related costs of $17.8 million, which were capitalized:

•
an investment of $138.3 million for 10 industrial and 21 agricultural properties in various locations in Australia on October 28, 2014. We also committed to fund a tenant expansion allowance of $14.8 million;

•	an investment of $19.8 million for a manufacturing facility in Lewisburg, Ohio on November 4, 2014; and

W. P. Carey 2015 10-K – 104

Notes to Consolidated Financial Statements

•	an investment of $378.5 million for 70 office buildings in various locations in Spain on December 19, 2014.

Dollar amounts are based on the exchange rates of the foreign currencies on the dates of acquisitions, as applicable.

As discussed in Note 3, we acquired 225 properties subject to existing operating leases in the CPA®:16 Merger, which increased the carrying value of our real estate by $2.0 billion during the year ended December 31, 2014. We reclassified properties with an aggregate carrying value of $13.7 million from Net investments in direct financing leases to Real estate during the year ended December 31, 2014, in connection with the extensions of the underlying leases (Note 6).

Acquisitions of Real Estate During 2013 – We entered into the following investments, which were deemed to be real estate asset acquisitions because we acquired the sellers’ properties and simultaneously entered into new leases in connection with the acquisitions, at a total cost of $124.4 million, including land of $20.7 million, buildings of $77.2 million, net lease intangibles of $26.5 million, and acquisition-related costs of $1.5 million, which were capitalized:

•	an investment of $72.4 million for an office building in Northfield, Illinois on January 11, 2013; and

•	an investment of $52.1 million for an office facility and research and development facility in Tampere, Finland on June 4, 2013.

We also entered into the following investments, which were deemed to be business combinations because we assumed the existing leases on the properties, for which the sellers were not the lessees, at a total cost of $157.7 million, including land of $17.2 million, buildings of $99.0 million, and net lease intangibles of $41.5 million:

•	an investment of $35.3 million for a logistics facility in Venlo, Netherlands on April 15, 2013;

•	an investment of $25.5 million for an office building in Quincy, Massachusetts on June 7, 2013;

•	an investment of $63.3 million for an office building in Salford, United Kingdom on September 9, 2013; and

•	an investment of $33.6 million for an office building in Lone Tree, Colorado on November 27, 2013. We also committed to funding a tenant improvement allowance of $5.2 million.

In connection with these business combinations, we also expensed aggregate acquisition-related costs of $4.2 million, which are included in Merger, property acquisition, and other expenses in the consolidated financial statements. Dollar amounts are based on the exchange rate of the euro and the British pound sterling on the dates of acquisition, as applicable.

Real Estate Under Construction

On December 4, 2013, we entered into a build-to-suit transaction for the construction of an office building located in Mönchengladbach, Germany for a total projected cost of up to $65.0 million, including acquisition expenses, which was based on the exchange rate of the euro on that date. During the years ended December 31, 2015 and 2014, we funded approximately $28.0 million and $20.6 million, respectively. The building was placed in service in September 2015 at a cost totaling $53.2 million and we have no further funding commitment as of December 31, 2015.

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based adjustments under non-cancelable operating leases, at December 31, 2015 are as follows (in thousands):

Years Ending December 31,	Total
2016	$611,361
2017	600,116
2018	573,110
2019	527,494
2020	484,060
Thereafter	2,887,773
Total	$5,683,914

W. P. Carey 2015 10-K – 105

Notes to Consolidated Financial Statements

Operating Real Estate

At December 31, 2015, Operating real estate consisted of our investments in two hotels and one self-storage property. During the year ended December 31, 2015, we sold one self-storage property (Note 16). At December 31, 2014, Operating real estate consisted of our investments in two hotels and two self-storage properties. Below is a summary of our Operating real estate (in thousands):

	December 31,
	2015	2014
Land	$6,578	$7,074
Buildings	76,171	77,811
Less: Accumulated depreciation	(8,794)	(4,866)
	$73,955	$80,019

Assets Held for Sale

Below is a summary of our properties held for sale (in thousands):

	December 31,
	2015	2014
Real estate, net	$59,046	$5,969
Above-market rent intangible assets, net	—	838
In-place lease intangible assets, net	—	448
Assets held for sale	$59,046	$7,255

At December 31, 2015, we had two properties classified as Assets held for sale (Note 16). There can be no assurance that the properties will be sold at the contracted prices, or at all. At December 31, 2014, we had four properties classified as Assets held for sale, all of which were sold during the year ended December 31, 2015.

Note 6. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in direct financing leases, notes receivable, and deferred acquisition fees. Operating leases are not included in finance receivables as such amounts are not recognized as an asset in the consolidated financial statements. Our notes receivable are included in Other assets, net in the consolidated financial statements. Earnings from our note receivable are included in Lease termination income and other in the consolidated financial statements.

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	December 31,
	2015	2014
Minimum lease payments receivable	$797,736	$904,788
Unguaranteed residual value	760,448	818,334
	1,558,184	1,723,122
Less: unearned income	(801,831)	(906,896)
	$756,353	$816,226

2015 — Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $74.4 million for the year ended December 31, 2015. During the year ended December 31, 2015, the U.S. dollar strengthened against the euro, resulting in a $43.7 million decrease in the carrying value of Net investments in direct financing leases from December 31, 2014 to December 31, 2015. We also recognized impairment charges totaling $3.3 million on five properties accounted for as Net investments in direct financing leases in connection with an other-than-temporary

W. P. Carey 2015 10-K – 106

Notes to Consolidated Financial Statements

decline in the estimated fair values of the properties’ residual values (Note 9). At December 31, 2015, Other assets, net included accounts receivable of $1.2 million related to amounts billed under these direct financing leases.

2014 — Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $78.8 million for the year ended December 31, 2014. In connection with the CPA®:16 Merger in January 2014, we acquired 98 properties subject to direct financing leases with a total fair value of $538.2 million (Note 3), of which one was sold during the year ended December 31, 2014 (Note 16). In connection with our acquisition of an investment in Australia, we acquired one property subject to a direct financing lease for $3.3 million. During the year ended December 31, 2014, we reclassified properties with a carrying value of $13.7 million from Net investments in direct financing leases to Real estate in connection with the extensions of the underlying leases. We also recognized impairment charges totaling $1.3 million on eight properties accounted for as Net investments in direct financing leases in connection with an other-than-temporary decline in the estimated fair values of the properties’ residual values (Note 9). At December 31, 2014, Other assets, net included accounts receivable of $1.4 million related to amounts billed under these direct financing leases.

2013 — Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $37.3 million for the year ended December 31, 2013. We reclassified $14.0 million of properties from Net investments in direct financing leases to Real estate in connection with the restructuring of six leases. Additionally, during 2013, we sold a net investment in a direct financing lease, which we acquired in the CPA®:15 Merger, for $5.5 million, net of selling costs, and recognized a loss on the sale of $0.3 million. We also recognized an impairment charge of $0.1 million on a property accounted for as Net investments in direct financing leases in connection with an other-than-temporary decline in the estimated fair value of the property’s residual value.

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments, under non-cancelable direct financing leases at December 31, 2015 are as follows (in thousands):

Years Ending December 31,	Total
2016	$75,613
2017	75,378
2018	75,449
2019	72,929
2020	72,390
Thereafter	425,977
Total	$797,736

Notes Receivable

At December 31, 2015 and 2014, we had a note receivable with an outstanding balance of $10.7 million and $10.9 million, respectively, representing the expected future payments under a sales type lease, which was included in Other assets, net in the consolidated financial statements.

At December 31, 2014, we had a B-note with an outstanding balance of $10.0 million. In February 2015, the B-note was repaid in full to us for $10.0 million.

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

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. During the year ended December 31, 2015, we established an allowance for credit losses of $8.7 million on a

W. P. Carey 2015 10-K – 107

Notes to Consolidated Financial Statements

direct financing lease due to a decline in the estimated amount of future payments we will receive from the tenant, including the possible early termination of the direct financing lease, which was recorded in Property expenses, excluding reimbursable tenant costs in the consolidated financial statements. At both December 31, 2015 and 2014, none of the balances of our finance receivables were past due. Other than the lease extensions noted under Net Investment in Direct Financing Leases above, there were no modifications of finance receivables during the years ended December 31, 2015 or 2014. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the fourth quarter of 2015. We believe the credit quality of our deferred acquisition fees receivable falls under category one, as the CPA® REITs are expected to have the available cash to make such payments.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants / Obligors at December 31,		Carrying Value at December 31,
Internal Credit Quality Indicator	2015	2014	2015	2014
1	2	3	$90,818	$79,343
2	3	4	53,492	37,318
3	23	22	512,724	592,631
4	6	7	110,002	127,782
5	—	—	—	—
			$767,036	$837,074

Note 7. Equity Investments in the Managed Programs and Real Estate

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

The following table presents Equity in earnings of equity method investments in the Managed Programs and real estate, which represents our proportionate share of the income or losses of these investments, as well as certain adjustments related to other-than-temporary impairment charges and amortization of basis differences related to purchase accounting adjustments (in thousands):

	Years Ended December 31,
	2015	2014	2013
Distributions of Available Cash (Note 4)	$38,406	$31,052	$34,121
Amortization of basis differences on equity investments in the Managed Programs	(806)	(810)	(5,115)
Proportionate share of (losses) earnings from equity investments in the Managed Programs	(454)	2,425	7,057
Deferred revenue earned (Note 4)	—	786	9,436
Other-than-temporary impairment charges on the Special Member Interest in CPA®:16 – Global’s operating partnership	—	(735)	(15,383)
Total equity earnings from the Managed Programs	37,146	32,718	30,116
Equity earnings from other equity investments	17,559	14,828	26,928
Amortization of basis differences on other equity investments	(3,685)	(3,430)	(4,313)
Equity in earnings of equity method investments in the Managed Programs and real estate	$51,020	$44,116	$52,731

Managed Programs

We own interests in the Managed Programs and account for these interests under the equity method, because, as their advisor and through our ownership of their common stock, we do not exert control over, but we do have the ability to exercise significant influence on, the Managed Programs. Operating results of the Managed REITs are included in the Real Estate Ownership segment and operating results of CCIF are included in the Investment Management segment.

W. P. Carey 2015 10-K – 108

Notes to Consolidated Financial Statements

The following table sets forth certain information about our investments in the Managed Programs (dollars in thousands):

	% of Outstanding Shares Owned at		Carrying Amount of Investment at
	December 31,		December 31,
Fund	2015	2014	2015	2014
CPA®:17 – Global	3.087%	2.676%	$87,912	$79,429
CPA®:17 – Global operating partnership	0.009%	0.009%	—	—
CPA®:18 – Global	0.735%	0.221%	9,279	2,784
CPA®:18 – Global operating partnership	0.034%	0.034%	209	209
CWI 1	1.131%	1.088%	12,619	13,940
CWI 1 operating partnership	0.015%	0.015%	—	—
CWI 2	0.379%	—%	949	—
CWI 2 operating partnership	0.015%	—%	300	—
CCIF	47.882%	50.000%	22,214	25,000
			$133,482	$121,362

CPA®:17 – Global — The carrying value of our investment in CPA®:17 – Global at December 31, 2015 includes asset management fees receivable, for which 128,392 shares of CPA®:17 – Global common stock were issued during the first quarter of 2016. We received distributions from this investment during the years ended December 31, 2015, 2014, and 2013 of $5.9 million, $4.6 million, and $3.0 million, respectively. We received distributions from our investment in the CPA®:17 – Global operating partnership during the years ended December 31, 2015, 2014, and 2013 of $24.7 million, $20.4 million, and $16.9 million, respectively.

CPA®:18 – Global — The carrying value of our investment in CPA®:18 – Global at December 31, 2015 includes asset management fees receivable, for which 81,338 shares of CPA®:18 – Global class A common stock were issued during the first quarter of 2016. We received distributions from our investment in the CPA®:18 – Global operating partnership during the years ended December 31, 2015, 2014, and 2013 of $6.3 million, $1.8 million, and $0.1 million, respectively.

CWI 1 — We received distributions from our investment in the CWI 1 operating partnership during the years ended December 31, 2015, 2014, and 2013 of $7.1 million, $4.1 million, and $1.9 million, respectively.

CWI 2 — On May 30, 2014, we purchased 22,222 shares of CWI 2’s class A common stock, par value $0.001 per share, for an aggregate purchase price of $0.2 million. On May 15, 2015, upon CWI 2 reaching its minimum offering proceeds and admitting new stockholders, we began to account for our interest in CWI 2 under the equity method of accounting after consolidating this investment since its inception in June 2014. As of December 31, 2015, we had not received any distributions from this investment. The carrying value of our investment in CWI 2 at December 31, 2015 includes asset management fees receivable, for which 18,022 shares of class A common stock of CWI 2 were issued during the first quarter of 2016. On March 27, 2015, we purchased a 0.015% special general partnership interest in the CWI 2 operating partnership for $0.3 million. This special general partnership interest entitles us to receive distributions of our proportionate share of earnings up to 10% of the Available Cash from CWI 2’s operating partnership (Note 4). During the year ended December 31, 2015, we received $0.3 million of distributions from this investment.

CCIF — We received $0.8 million of distributions from our CCIF investment during the year ended December 31, 2015.

CPA®:16 – Global — During the year ended December 31, 2013, equity income from CPA®:16 – Global and CPA®:16 – Global’s operating partnership exceeded 20% of our net income from continuing operations before income taxes. Therefore, the audited consolidated financial statements of CPA®:16 – Global are incorporated by reference in this Report.

At December 31, 2015 and 2014, the aggregate unamortized basis differences on our equity investments in the Managed Programs were $27.4 million and $20.2 million, respectively.

W. P. Carey 2015 10-K – 109

Notes to Consolidated Financial Statements

The following tables present estimated combined summarized financial information for the Managed Programs. Amounts provided are expected total amounts attributable to the Managed Programs and do not represent our proportionate share (in thousands):

	December 31,
	2015	2014
Real estate, net	$6,886,709	$5,969,011
Other assets	2,426,189	2,293,065
Total assets	9,312,898	8,262,076
Debt	(4,432,082)	(3,387,795)
Accounts payable, accrued expenses and other liabilities	(612,974)	(496,857)
Total liabilities	(5,045,056)	(3,884,652)
Noncontrolling interests	(253,020)	(170,249)
Stockholders’ equity	$4,014,822	$4,207,175

	Years Ended December 31,
	2015	2014	2013
Revenues	$1,157,432	$825,405	$796,637
Expenses	(1,120,090)	(816,630)	(669,554)
Income from continuing operations	$37,342	$8,775	$127,083
Net (loss) income attributable to the Managed Programs (a) (b)	$(6,450)	$(12,695)	$104,342
__________

(a)
Inclusive of impairment charges recognized by the Managed Programs totaling $1.0 million, $1.3 million, and $25.6 million during the years ended December 31, 2015, 2014, and 2013, respectively. These impairment charges reduced our income earned from these investments by less than $0.1 million, less than $0.1 million, and $4.7 million during the years ended December 31, 2015, 2014, and 2013, respectively.

(b)
Amounts included net gains on sale of real estate recorded by the Managed REITs totaling $8.9 million, $13.3 million, and $7.7 million for the years ended December 31, 2015, 2014, and 2013, respectively. These net gains on sale of real estate increased our income earned from these investments by $0.1 million, $0.4 million, and $0.1 million during the years ended December 31, 2015, 2014, and 2013, respectively

Interests in Other Unconsolidated Real Estate Investments

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

W. P. Carey 2015 10-K – 110

Notes to Consolidated Financial Statements

The following table sets forth our ownership interests in our equity investments in real estate, excluding the Managed Programs, and their respective carrying values (dollars in thousands):

		Ownership Interest at	Carrying Value at December 31,
Lessee	Co-owner	December 31, 2015	2015	2014
Existing Equity Investments (a)
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH	CPA®:17 – Global	33%	$9,507	$6,949
C1000 Logistiek Vastgoed B.V.	CPA®:17 – Global	15%	9,381	11,192
Wanbishi Archives Co. Ltd.	CPA®:17 – Global	3%	335	341
			19,223	18,482
Equity Investments Acquired in the CPA®:16 Merger
The New York Times Company	CPA®:17 – Global	45%	70,976	72,476
Frontier Spinning Mills, Inc.	CPA®:17 – Global	40%	24,288	15,609
Actebis Peacock GmbH	CPA®:17 – Global	30%	12,186	6,369
			107,450	94,454
Recently Acquired Equity Investment
Beach House JV, LLC	Third Party	N/A	15,318	15,105
			$141,991	$128,041
__________

(a)	Represents equity investments we acquired prior to January 1, 2013.

Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH — The carrying value of this investment is affected by fluctuations in the exchange rate of the euro. In the second quarter of 2015, we recognized equity income of approximately $2.1 million, representing our share of the bankruptcy proceeds received by the jointly-owned investment. The proceeds were used to repay the mortgage loan encumbering the two properties owned by the jointly-owned investment in the amount of $14.3 million, of which our share was $4.7 million, in the third quarter of 2015.

C1000 Logistiek Vastgoed B.V. — The carrying value of this investment is affected by fluctuations in the exchange rate of the euro. This investment represents a tenancy-in-common interest, whereby the property is encumbered by the debt for which we are jointly and severally liable. For this investment, the co-obligor is CPA®:17 – Global and the amount due under the arrangement was approximately $72.5 million at December 31, 2015. Of this amount, $10.9 million represents the amount we agreed to pay and is included within the carrying value of the investment at December 31, 2015.

Wanbishi Archives Co. Ltd. — The carrying value of this investment is affected by fluctuations in the exchange rate of the yen.

Frontier Spinning Mills, Inc. — We made a contribution of $8.6 million in the second quarter of 2015 to this jointly-owned investment to repay the related non-recourse mortgage loan.

Actebis Peacock GmbH — The carrying value of this investment is affected by fluctuations in the exchange rate of the euro. We made a contribution of $6.2 million in the third quarter of 2015 to this jointly-owned investment to repay the related non-recourse mortgage loan.

Beach House JV, LLC — In March 2014, we received a preferred equity position in Beach House JV, LLC as part of the sale of the Soho House investment. During the year ended December 31, 2015, we received $1.1 million of distributions and recognized $1.3 million of income from this investment.

W. P. Carey 2015 10-K – 111

Notes to Consolidated Financial Statements

The following tables present combined summarized financial information of our equity investments, excluding the Managed Programs. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (in thousands):

	December 31,
	2015	2014
Real estate, net	$464,730	$486,858
Other assets	64,989	81,232
Total assets	529,719	568,090
Debt	(201,611)	(278,012)
Accounts payable, accrued expenses and other liabilities	(9,394)	(10,057)
Total liabilities	(211,005)	(288,069)
Noncontrolling interests	(355)	(355)
Stockholders’ equity	$318,359	$279,666

	Years Ended December 31,
	2015	2014	2013
Revenues	$61,887	$64,294	$117,278
Expenses	(21,124)	(27,801)	(50,907)
Income from continuing operations	$40,763	$36,493	$66,371
Net income attributable to the jointly-owned investments	$40,763	$36,493	$15,762

We received aggregate distributions of $13.3 million, $12.5 million, and $25.9 million from our other unconsolidated real estate investments for the years ended December 31, 2015, 2014, and 2013, respectively. At December 31, 2015 and 2014, the aggregate unamortized basis differences on our unconsolidated real estate investments were $5.7 million and $5.8 million, respectively.

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

In October 2013, the Partner’s remaining 5% equity interest in PropCo was acquired by CPA®:17 – Global, which resulted in PropCo recording a German real estate transfer tax of $22.1 million, of which our share was approximately $8.4 million and was reflected within Equity in earnings of equity method investments in the Managed Programs and real estate in our consolidated financial statements for the year ended December 31, 2013. In connection with the CPA®:16 Merger, we acquired CPA®:16 – Global’s controlling interest in the Hellweg 2 investment. During the fourth quarter of 2015, the German tax authority revoked its previous position on the application of a ruling in a Federal German tax court. Based on this change in position, the obligation to pay the German real estate transfer taxes recorded in connection with the Hellweg 2 restructuring, as well as those recorded in connection with the CPA®:15 Merger, were no longer deemed probable of occurring. As a result, we reversed liabilities totaling $25.0 million, including $17.1 million recorded in connection with the Hellweg 2 restructuring and $7.9 million recorded in connection with the CPA®:15 Merger, which is reflected in Merger, property acquisition, and other expenses in the consolidated financial statements for the year ended December 31, 2015.

Disposition of Unconsolidated Real Estate Investments During 2013

In June 2013, we contributed $2.9 million to partially repay the existing $17.1 million mortgage loan on our U.S. Airways investment. We refinanced the remaining mortgage loan with new financing of $13.9 million. Immediately after the refinancing, we sold our interest in the investment to a third party for $28.4 million, net of closing costs and our contribution to partially

W. P. Carey 2015 10-K – 112

Notes to Consolidated Financial Statements

repay the loan, and recognized a gain on sale of $19.5 million. The gain was included in Equity in earnings of equity method investments in the Managed Programs and real estate in the consolidated financial statements.

In October 2013, an entity in which we and CPA®:16 – Global held 30% and 70% interests, respectively, sold the five properties it owned for $41.4 million and recognized a net gain on sale of $0.5 million, of which our share was $0.2 million. The gain was included in Equity in earnings of equity method investments in the Managed Programs and real estate in the consolidated financial statements. The entity used a portion of the proceeds to repay the related mortgage loan, which had a carrying value of $25.7 million on the date of sale. Amounts presented are total amounts attributable to the whole entity and do not represent our proportionate share. In connection with the sale, the entity made a distribution of $4.2 million to us, representing our share of the net proceeds from the sale.

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

In connection with our investment activity during 2015, we recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
In-place lease	13.4	$92,012
Above-market rent	15.3	32,739
Below-market ground lease	63.1	9,997
Indefinite-Lived Intangible Asset
Below-market ground lease	N/A	881
		$135,629

Amortizable Intangible Liabilities
Below-market rent	14.6	$(6,798)

W. P. Carey 2015 10-K – 113

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

	Real Estate Ownership	Investment Management	Total
Balance at January 1, 2013	$265,525	$63,607	$329,132
Adjustments related to deferred foreign income taxes (a)	32,715	—	32,715
Allocation of goodwill to the cost basis of properties sold or classified as held for sale	(13,118)	—	(13,118)
Adjustment to purchase price allocation for the CPA®:15 Merger (b)	1,479	—	1,479
Balance at December 31, 2013	286,601	63,607	350,208
Acquisition of CPA®:16 – Global	346,642	—	346,642
Foreign currency translation adjustments and other	(14,258)	—	(14,258)
Other business combinations (c)	13,585	—	13,585
Allocation of goodwill to the cost basis of properties sold or classified as held for sale	(3,762)	—	(3,762)
Balance at December 31, 2014	628,808	63,607	692,415
Foreign currency translation adjustments and other	(10,548)	—	(10,548)
Allocation of goodwill to the cost basis of properties sold or classified as held for sale	(1,762)	—	(1,762)
Other business combinations	1,704	—	1,704
Balance at December 31, 2015	$618,202	$63,607	$681,809
___________

(a)
In 2013, we identified an error in the consolidated financial statements related to accounting for deferred foreign income taxes. We concluded that this adjustment was not material to our financial position or results of operations for 2013 or any of the prior periods. As such, in the fourth quarter of 2013 we recorded an out-of-period adjustment related to the error, which included an adjustment to goodwill.

(b)	In the fourth quarter of 2013, we recorded an immaterial out-of-period adjustment to correct the purchase price allocation for the CPA®:15 Merger.

(c)	Primarily relates to acquisition of an investment in Norway (Note 5).

Current accounting guidance requires that we test for the recoverability of goodwill at the reporting unit level. The test for recoverability must be conducted at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We performed our annual test for impairment during the fourth quarter of 2015 for goodwill recorded in both segments, and no impairment was indicated.

W. P. Carey 2015 10-K – 114

Notes to Consolidated Financial Statements

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	December 31,
	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Management contracts	$32,765	$(32,765)	$—	$32,765	$(32,765)	$—
Internal-use software development costs	18,188	(2,038)	16,150	17,584	(26)	17,558
	50,953	(34,803)	16,150	50,349	(32,791)	17,558
Lease Intangibles:
In-place lease and tenant relationship	1,205,585	(302,737)	902,848	1,185,692	(191,873)	993,819
Above-market rent	649,035	(173,963)	475,072	639,370	(116,573)	522,797
Below-market ground lease	25,403	(889)	24,514	17,771	(435)	17,336
	1,880,023	(477,589)	1,402,434	1,842,833	(308,881)	1,533,952
Unamortizable Goodwill and Indefinite-Lived Intangible Assets
Goodwill	681,809	—	681,809	692,415	—	692,415
Trade name	3,975	—	3,975	3,975	—	3,975
Below-market ground lease	895	—	895	—	—	—
	686,679	—	686,679	696,390	—	696,390
Total intangible assets	$2,617,655	$(512,392)	$2,105,263	$2,589,572	$(341,672)	$2,247,900

Amortizable Intangible Liabilities
Below-market rent	$(171,199)	$44,873	$(126,326)	$(169,231)	$23,039	$(146,192)
Above-market ground lease	(13,052)	1,774	(11,278)	(13,311)	1,144	(12,167)
	(184,251)	46,647	(137,604)	(182,542)	24,183	(158,359)
Unamortizable Intangible Liabilities
Below-market purchase option	(16,711)	—	(16,711)	(16,711)	—	(16,711)
Total intangible liabilities	$(200,962)	$46,647	$(154,315)	$(199,253)	$24,183	$(175,070)

Net amortization of intangibles, including the effect of foreign currency translation, was $180.8 million, $174.0 million, and $86.1 million for the years ended December 31, 2015, 2014, and 2013, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues; amortization of management contracts, in-place lease and tenant relationship intangibles is included in Depreciation and amortization; and amortization of above-market ground lease and below-market ground lease intangibles is included in Property expenses.

Based on the intangible assets and liabilities recorded at December 31, 2015, scheduled annual net amortization of intangibles for each of the next five calendar years and thereafter is as follows (in thousands):

Years Ending December 31,	Net Decrease in Lease Revenues	Increase to Amortization/ Property Expenses	Total
2016	$36,464	$125,954	$162,418
2017	51,494	103,062	154,556
2018	48,639	99,392	148,031
2019	44,715	90,574	135,289
2020	37,053	82,126	119,179
Thereafter	130,381	431,126	561,507
Total	$348,746	$932,234	$1,280,980

W. P. Carey 2015 10-K – 115

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

Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument. For significant Level 3 items, we have also provided the unobservable inputs along with their weighted-average ranges.

Money Market Funds — Our money market funds, which are included in Cash and cash equivalents in the consolidated financial statements, are comprised of government securities and U.S. Treasury bills. These funds were classified as Level 1 as we used quoted prices from active markets to determine their fair values.

Derivative Assets — Our derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of an interest rate cap, interest rate swaps, stock warrants, foreign currency forward contracts, and foreign currency collars (Note 10). The interest rate cap, interest rate swaps, foreign currency forward contracts, and foreign currency forward collars were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. The stock warrants were measured at fair value using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3 because these assets are not traded in an active market.

Derivative Liabilities — Our derivative liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, are comprised of interest rate swaps (Note 10). These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 because they are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

Redeemable Noncontrolling Interest — We account for the noncontrolling interest in W. P. Carey International, LLC, or WPCI, held by a third party as a redeemable noncontrolling interest (Note 14). We determined the valuation of redeemable noncontrolling interest using widely accepted valuation techniques, including comparable transaction analysis, comparable public company analysis, and discounted cash flow analysis. We classified this liability as Level 3. At December 31, 2015, unobservable inputs for determining the estimated fair value of WPCI included, but were not limited to, a discount for lack of marketability, a discount rate, revenue, EBITDA (including normalized and run-rate EBITDA), and termination multiples with weighted-average ranges, across all valuation techniques utilized, as applicable, of 10% - 20%, 14% - 16%, 1.1x - 8.8x, 3.2x - 18.8x, and 5.5x - 7.5x, respectively. Significant increases or decreases in any one of these inputs in isolation would result in significant changes in the fair value measurement.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during either the years ended December 31, 2015 or 2014.

W. P. Carey 2015 10-K – 116

Notes to Consolidated Financial Statements

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		December 31, 2015		December 31, 2014
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt, net (a)	3	$2,271,204	$2,293,542	$2,532,683	$2,574,437
Senior Unsecured Notes, net (b)	2	1,486,568	1,459,544	498,345	527,029
Senior Unsecured Credit Facility (c)	2	735,021	735,022	1,057,518	1,057,519
Deferred acquisition fees receivable (d)	3	33,386	32,919	26,913	28,027
Notes receivable (a)	3	10,689	10,610	20,848	19,604
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

(b)
We determined the estimated fair value of the Senior Unsecured Notes (Note 11) using quoted market prices in an open market with limited trading volume where available. In cases where there was no trading volume, we determined the estimated fair value using a discounted cash flow model using a rate that reflects the average yield of similar market participants.

(c)
We determined the estimated fair value of our Senior Unsecured Credit Facility (Note 11) using a discounted cash flow model with rates that take into account the market-based credit spread and our credit rating.

(d)
We determined the estimated fair value of our deferred acquisition fees receivable based on an estimate of discounted cash flows using two significant unobservable inputs, which are the leverage adjusted unsecured spread of 203 - 213 basis points and an illiquidity adjustment of 75 basis points at December 31, 2015. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both December 31, 2015 and 2014.

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

W. P. Carey 2015 10-K – 117

Notes to Consolidated Financial Statements

The following table presents information about our other assets that were measured at fair value on a non-recurring basis (in thousands):

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges in Continuing Operations
Real estate	$63,027	$26,597	$26,503	$21,738	$15,495	$4,673
Net investments in direct financing leases	65,132	3,309	39,158	1,329	891	68
Equity investments in real estate	—	—	—	735	5,111	19,256
Marketable security	—	—	—	—	483	553
		29,906		23,802		24,550
Impairment Charges in Discontinued Operations
Real estate	—	—	—	—	19,413	6,192
Operating real estate	—	—	—	—	3,709	1,071
		—		—		7,263
		$29,906		$23,802		$31,813

Impairment charges, and their related triggering events and fair value measurements, recognized during 2015, 2014, and 2013 were as follows:

Real Estate

2015 — During the year ended December 31, 2015, we recognized impairment charges totaling $26.6 million on seven properties and a parcel of vacant land in order to reduce the carrying values of the properties to their estimated fair values. The fair value measurements for five of the properties and the parcel of vacant land approximated their estimated selling prices, and we recognized impairment charges totaling $10.9 million on these properties.

We reduced the estimated holding period for another property due to the expected expiration of its related lease within one year after December 31, 2015 and recognized an impairment charge of $8.7 million on the property. The fair value measurement related to the impairment charge was determined by estimating discounted cash flows using three significant unobservable inputs, which are the cash flow discount rate, the residual discount rate, and the residual capitalization rate equal to 9.25%, 9.75%, and 8.5%, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

The building located on another property will be demolished in accordance with a plan to redevelop the property, and the fair value of the building was reduced to zero. We recognized an impairment charge of $6.9 million on this property.

2014 — During the year ended December 31, 2014, we recognized impairment charges totaling $7.8 million on 13 properties in order to reduce the carrying values of the properties to their estimated fair values, which approximated their estimated selling prices.

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

W. P. Carey 2015 10-K – 118

Notes to Consolidated Financial Statements

or decreases to the inputs utilized for the market approach and income approach in isolation would result in a significant change in the fair value measurement.

2013 — During the year ended December 31, 2013, we recognized an impairment charge of $4.7 million on a property in France. This impairment was the result of writing down the property’s carrying value to its estimated fair value in connection with the tenant vacating the property. The fair value measurements related to the impairment charge were determined by estimating discounted cash flows using three significant unobservable inputs, which are the cash flow discount rate, the residual discount rate, and the residual capitalization rate equal to 12.75%, 11.75%, and 10.00%, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

Net Investments in Direct Financing Leases

The fair value measurements related to the impairment charges recognized on our Net investments in direct financing leases during 2015 and 2014 were determined by estimating market rents at the time the leases expire, taking into account the following factors related to the properties and their locations: (i) estimated rent growth in property location; (ii) the quality of the property relative to other properties nearby; and (iii) the number of vacant properties nearby.

2015 — During the year ended December 31, 2015, we recognized impairment charges totaling $3.3 million on five properties accounted for as Net investments in direct financing leases in connection with an other-than-temporary decline in the estimated fair values of the buildings’ residual values.

2014 — During the year ended December 31, 2014, we recognized impairment charges totaling $1.3 million on eight properties accounted for as Net investments in direct financing leases in connection with an other-than-temporary decline in the estimated fair values of the buildings’ residual values.

2013 — During the year ended December 31, 2013, we recognized an impairment charge of $0.1 million on a property accounted for as Net investments in direct financing leases in order to reduce the carrying value of the property to its estimated fair value, which approximated its estimated selling price.

Equity Investments in Real Estate

During the years ended December 31, 2014 and 2013, we recognized other-than-temporary impairment charges totaling $0.7 million and $15.4 million, respectively, on the Special Member Interest in CPA®:16 – Global’s operating partnership to reduce its carrying value to its estimated fair value, which had declined. The estimated fair value was computed by estimating discounted cash flows using two significant unobservable inputs, which are the discount rate and the estimated general and administrative costs as a percentage of assets under management with a weighted-average range of 12.75% - 15.75% and 35 - 45 basis points, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement. The valuation was also dependent upon the estimated date of a liquidity event for CPA®:16 – Global because cash flows attributable to this investment would cease upon such event.

During the year ended December 31, 2013, we recognized an other-than-temporary impairment charge of $3.9 million on a jointly-owned investment to reduce the carrying value of our investment to its estimated fair value, which was based on the contracted selling price of the properties held by the jointly-owned investment. The properties were sold in October 2013.

Properties Included in Discontinued Operations

During the year ended December 31, 2013, we recognized impairment charges on properties sold that are included in discontinued operations, including a hotel, totaling $7.3 million to reduce the carrying values of the properties to their selling prices. These impairment charges, which are included in discontinued operations, were the result of reducing these properties’ carrying values to their estimated fair values (Note 16), which approximated their estimated selling prices, in connection with anticipated sales. The fair value measurement related to these impairment charges, other than the fair value of the hotel, was determined in part by third-party sources, subject to our corroboration for reasonableness. The fair value of the hotel property was obtained using an estimate of discounted cash flows using three significant inputs, which are capitalization rate, cash flow discount rate, and residual discount rate of 9.5%, 7.5%, and 10.0%, respectively.

W. P. Carey 2015 10-K – 119

Notes to Consolidated Financial Statements

Note 10. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are four main components of economic risk that impact us: interest rate risk, credit risk, market risk, and foreign currency risk. We are primarily subject to interest rate risk on our interest-bearing liabilities, including the Senior Unsecured Credit Facility and Senior Unsecured Notes (Note 11), at December 31, 2015. Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, as well as changes in the value of our other securities and the shares we hold in the Managed REITs due to changes in interest rates or other market factors. We own investments in Europe, Asia, and Australia and are subject to risks associated with fluctuating foreign currency exchange rates.

Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates and foreign currency exchange rate movements. We have not entered into, and do not plan to enter into, financial instruments for trading or speculative purposes. In addition to entering into derivative instruments on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts and we may be granted common stock warrants by lessees when structuring lease transactions, which are considered to be derivative instruments. The primary risks related to our use of derivative instruments include a counterparty to a hedging arrangement defaulting on its obligation and a downgrade in the credit quality of a counterparty to such an extent that our ability to sell or assign our side of the hedging transaction is impaired. While we seek to mitigate these risks by entering into hedging arrangements with large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting, and monitoring of derivative financial instrument activities.

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

W. P. Carey 2015 10-K – 120

Notes to Consolidated Financial Statements

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Foreign currency forward contracts	Other assets, net	$38,975	$16,307	$—	$—
Foreign currency collars	Other assets, net	7,718	—	—	—
Interest rate swaps	Other assets, net	—	285	—	—
Interest rate cap	Other assets, net	—	3	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(4,762)	(5,660)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	3,618	3,753	—	—
Interest rate swaps (a)	Other assets, net	9	—	—	—
Interest rate swaps (a)	Accounts payable, accrued expenses and other liabilities	—	—	(2,612)	(7,496)
Total derivatives		$50,320	$20,348	$(7,374)	$(13,156)
__________

(a)	These interest rate swaps do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the underlying variable-rate debt.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both December 31, 2015 and 2014, no cash collateral had been posted nor received for any of our derivative positions.

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of (Loss) Gain Recognized on Derivatives in Other Comprehensive (Loss) Income (Effective Portion) (a)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2015	2014	2013
Foreign currency forward contracts	$15,949	$23,167	$(5,211)
Foreign currency collars	7,769	—	—
Interest rate swaps	(284)	(2,628)	4,720
Interest rate caps	64	290	(15)
Derivatives in Net Investment Hedging Relationships (b)
Foreign currency forward contracts	5,819	2,566	—
Total	$29,317	$23,395	$(506)

		Amount of (Loss) Gain on Derivatives Reclassified from Other Comprehensive (Loss) Income (Effective Portion) (c)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2015	2014	2013
Foreign currency forward contracts	Other income and (expenses)	$7,272	$(103)	$(537)
Interest rate swaps and caps	Interest expense	(2,291)	(2,691)	(1,745)
Foreign currency collars	Other income and (expenses)	357	—	—
Total		$5,338	$(2,794)	$(2,282)
__________

W. P. Carey 2015 10-K – 121

Notes to Consolidated Financial Statements

(a)	Excludes net gains of $0.6 million, $0.3 million, and $0.5 million recognized on unconsolidated jointly-owned investments for the years ended December 31, 2015, 2014, and 2013, respectively.

(b)
The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive (loss) income until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

(c)
Excludes net gains recognized on unconsolidated jointly-owned investments of $0.4 million and $0.5 million for the years ended December 31, 2014 and 2013, respectively. There were no such gains or losses recognized for the year ended December 31, 2015.

Amounts reported in Other comprehensive (loss) income related to interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive (loss) income related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. As of December 31, 2015, we estimate that an additional $1.8 million and $9.3 million will be reclassified as interest expense and other income, respectively, during the next 12 months.

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2015	2014	2013
Interest rate swaps	Interest expense	$4,164	$3,186	$5,249
Foreign currency collars	Other income and (expenses)	514	—	—
Foreign currency forwards	Other income and (expenses)	(296)	—	—
Stock warrants	Other income and (expenses)	(134)	134	440
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps (a)	Interest expense	649	761	(20)
Foreign currency forward contracts	Other income and (expenses)	45	—	—
Foreign currency collars	Other income and (expenses)	23	—	—
Total		$4,965	$4,081	$5,669
__________

(a)	Relates to the ineffective portion of the hedging relationship.

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

W. P. Carey 2015 10-K – 122

Notes to Consolidated Financial Statements

The interest rate swaps and cap that our consolidated subsidiaries had outstanding at December 31, 2015 are summarized as follows (currency in thousands):

	Number of Instruments	Notional Amount		Fair Value of Asset (Liability) at December 31, 2015 (a)
Interest Rate Derivatives
Designated as Cash Flow Hedging Instruments
Interest rate swaps	13	122,159	USD	$(4,154)
Interest rate swap	1	6,011	EUR	(608)
Interest rate cap (b)	1	41,372	EUR	—
Not Designated as Cash Flow Hedging Instruments
Interest rate swaps (c)	2	105,110	EUR	(2,612)
Interest rate swap (c)	1	3,127	USD	9
				$(7,365)
__________

(a)	Fair value amounts are based on the exchange rate of the euro at December 31, 2015, as applicable.

(b)	The applicable interest rate of the related debt was 0.9%, which was below the strike price of the cap of 3.0% at December 31, 2015.

(c)	These interest rate swaps do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the underlying variable-rate debt.

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

The following table presents the foreign currency derivative contracts we had outstanding at December 31, 2015, which were designated as cash flow hedges (currency in thousands):

	Number of Instruments	Notional Amount		Fair Value at December 31, 2015 (a)
Foreign Currency Derivatives
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	52	127,747	EUR	$27,754
Foreign currency collars	25	90,100	EUR	4,441
Foreign currency collars	22	48,300	GBP	3,277
Foreign currency forward contracts	16	20,302	AUD	2,258
Foreign currency forward contracts	12	6,420	GBP	578
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	5	84,522	AUD	8,385
				$46,693
__________

(a)	Fair value amounts are based on the applicable exchange rate of the foreign currency at December 31, 2015.

W. P. Carey 2015 10-K – 123

Notes to Consolidated Financial Statements

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of December 31, 2015. At December 31, 2015, our total credit exposure and the maximum exposure to any single counterparty was $44.9 million and $26.3 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At December 31, 2015, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $8.2 million and $14.2 million at December 31, 2015 and 2014, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at December 31, 2015 or 2014, we could have been required to settle our obligations under these agreements at their aggregate termination value of $8.3 million and $14.5 million, respectively.

Net Investment Hedges

At December 31, 2015 and December 31, 2014, the amounts borrowed in euro outstanding under our Revolver (Note 11) were €361.0 million and €345.0 million, respectively, and the amounts borrowed in British pounds sterling were none and £40.0 million, respectively. Additionally, we have issued senior notes denominated in euro with a principal amount of €500.0 million (Note 11). These borrowings are designated as, and are effective as, economic hedges of our net investments in foreign entities. Variability in the exchange rates of the foreign currencies with respect to the U.S. dollar impacts our financial results as the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of changes in the foreign currencies to U.S. dollar exchange rates being recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. As a result, the borrowings in euro and British pounds sterling under our Revolver are recorded at cost in the consolidated financial statements and all changes in the value related to changes in the spot rates will be reported in the same manner as a translation adjustment, which is recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment.

At December 31, 2015, we had foreign currency forward contracts that were designated as net investment hedges, as discussed in “Derivative Financial Instruments” above.

W. P. Carey 2015 10-K – 124

Notes to Consolidated Financial Statements

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

At December 31, 2015, our Revolver had unused capacity of $1.0 billion, excluding amounts reserved for outstanding letters of credit. As of December 31, 2015, our lenders had issued letters of credit totaling $1.6 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under our Revolver by the same amount. We also incurred a facility fee of 0.20% of the total commitment on our Revolver during the year ended December 31, 2015. On January 29, 2016, we exercised our option to extend our Term Loan Facility by an additional year to January 31, 2017 (Note 19). We have options to extend the maturity date of the Revolver and Term Loan Facility by another year, subject to the conditions provided in the Second Amended and Restated Credit Agreement.

The following table presents a summary of our Senior Unsecured Credit Facility (dollars in millions):

	Interest Rate at December 31, 2015 (a)		Outstanding Balance at December 31,
Senior Unsecured Credit Facility		Maturity Date	2015	2014
Revolver:
Revolver - borrowing in euros	LIBOR + 1.10%	1/31/2018	$393.0	$419.4
Revolver - borrowing in U.S. dollars (b)	LIBOR + 1.10%; EURIBOR + 1.10%	1/31/2018	92.0	326.0
Revolver - borrowing in British pounds sterling	N/A	1/31/2018	—	62.1
			485.0	807.5
Term Loan Facility (c)	LIBOR + 1.25%	1/31/2016	250.0	250.0
			$735.0	$1,057.5
__________

(a)	Interest rate at December 31, 2015 is based on our credit rating of BBB/Baa2.

(b)	EURIBOR means Euro Interbank Offered Rate.

(c)
Our Term Loan Facility was scheduled to mature on January 31, 2016. However, on January 29, 2016, we exercised our option to extend the maturity of our Term Loan Facility by an additional year to January 31, 2017 (Note 19).

W. P. Carey 2015 10-K – 125

Notes to Consolidated Financial Statements

Senior Unsecured Notes

Since January 1, 2014, we have issued senior unsecured notes in three separate registered public offerings with an aggregate carrying amount of $1.5 billion as of December 31, 2015, which we refer to collectively as the Senior Unsecured Notes. Interest on the Senior Unsecured Notes is payable in arrears, annually for foreign notes and semi-annually for domestic notes. The Senior Unsecured Notes can be redeemed at par within three months of maturity, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon a rate of the applicable government bond yield plus 30 basis points for the 2.0% Senior Euro Notes and the 4.6% Senior Notes, and 35 basis points for the 4.0% Senior Notes. The following table presents a summary of our Senior Unsecured Notes (currency in millions):

								Carrying Value at December 31,
Senior Unsecured Notes	Issue Date	Principal Amount	Price of Par Value	Discount	Effective Interest Rate	Coupon Rate	Maturity Date	2015	2014
4.6% Senior Notes	3/14/2014	$500.0	99.639%	$1.8	4.645%	4.6%	4/1/2024	$496.0	$498.3
2.0% Senior Euro Notes	1/21/2015	€500.0	99.220%	$4.6	2.107%	2.0%	1/20/2023	540.6	—
4.0% Senior Notes	1/26/2015	$450.0	99.372%	$2.8	4.077%	4.0%	2/1/2025	450.0	—
								$1,486.6	$498.3

Proceeds from the issuances of these notes were used primarily to partially pay down the amounts then outstanding under our Revolver. In connection with these offerings, we incurred financing costs totaling $7.8 million and $4.2 million during the years ended December 31, 2015 and 2014, respectively, which are included in Other assets, net in the consolidated financial statements, and are being amortized to Interest expense over the respective terms of the Senior Unsecured Notes.

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

The Second Amended and Restated Credit Agreement stipulates several financial covenants that require us to maintain certain ratios and benchmarks at the end of each quarter as defined in the Second Amended and Restated Credit Agreement. We were in compliance with all of these covenants at December 31, 2015.

Unsecured Term Loan

In July 2013, we entered into a credit agreement for an Unsecured Term Loan of up to $300.0 million, which we drew down in full on that date. On January 31, 2014, the Unsecured Term Loan was repaid in full using a portion of the amounts drawn down under the Senior Unsecured Credit Facility on that date.

Non-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real estate properties with an aggregate carrying value of $3.0 billion and $3.3 billion at December 31, 2015 and 2014, respectively. At December 31, 2015, our mortgage notes payable bore interest at fixed annual rates ranging from 2.0% to 8.7% and variable contractual annual rates ranging from 0.9% to 7.6%, with maturity dates ranging from January 2016 to 2038.

W. P. Carey 2015 10-K – 126

Notes to Consolidated Financial Statements

Foreign Currency Exchange Rate Impact

During the year ended December 31, 2015, the U.S. dollar strengthened against the euro, resulting in an aggregate decrease of $166.0 million in the aggregate carrying values of our Non-recourse debt, Senior Unsecured Credit Facility, and 2.0% Senior Euro Notes from December 31, 2014 to December 31, 2015.

Scheduled Debt Principal Payments

Scheduled debt principal payments during each of the next five calendar years following December 31, 2015 and thereafter are as follows (in thousands):

Years Ending December 31,	Total (a)
2016	$648,344
2017	697,749
2018	750,932
2019	99,753
2020	218,995
Thereafter through 2038	2,080,575
4,496,348
Unamortized discount, net (b)	(3,555)
Total	$4,492,793
__________

(a)	Certain amounts are based on the applicable foreign currency exchange rate at December 31, 2015.

(b)
Represents the unamortized discount on the Senior Unsecured Notes of $7.8 million partially offset by unamortized premium of $4.2 million in the aggregate resulting from the assumption of property-level debt in connection with the CPA®:15 Merger and CPA®:16 Merger.

W. P. Carey 2015 10-K – 127

Notes to Consolidated Financial Statements

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

Note 13. Equity

Common Stock

Distributions paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. The following table presents distributions per share, declared and paid during the years ended December 31, 2015 and 2014, reported for federal tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Internal Revenue Code Section 857(b)(3)(C) and Treasury Regulation § 1.857-6(e):

	Distributions Paid
	During the Years Ended December 31,
	2015	2014	2013
Ordinary income	$3.5497	$3.6566	$3.1701
Return of capital	0.2618	0.0584	0.0099
Total distributions paid	$3.8115	$3.7150	$3.1800

During the fourth quarter of 2015, we declared a quarterly distribution of $0.9646 per share, which was paid on January 15, 2016 to stockholders of record on December 31, 2015, in the amount of $102.7 million.

W. P. Carey 2015 10-K – 128

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

	Years Ended December 31,
	2015	2014	2013
Net income attributable to W. P. Carey	$172,258	$239,826	$98,876
Allocation of distribution equivalents paid on nonvested RSUs and RSAs in excess of income	(579)	(1,007)	(743)
Net income – basic	171,679	238,819	98,133
Income effect of dilutive securities, net of taxes	—	(77)	187
Net income – diluted	$171,679	$238,742	$98,320

Weighted-average shares outstanding – basic	105,675,692	98,764,164	68,691,046
Effect of dilutive securities	831,960	1,063,192	1,016,962
Weighted-average shares outstanding – diluted	106,507,652	99,827,356	69,708,008

Securities totaling 114,919 shares associated with the Redeemable noncontrolling interest were excluded from the earnings per share computation above as their effect would have been anti-dilutive for the year ended December 31, 2013. There were no such anti-dilutive securities for the years ended December 31, 2015 and 2014.

At-The-Market Equity Offering Program

On June 3, 2015, we filed a prospectus supplement with the SEC pursuant to which we may offer and sell shares of our common stock, up to an aggregate gross sales price of $400.0 million, through an “at-the-market,” or ATM, offering program with a consortium of banks acting as sales agents. We intend to use the net proceeds from any such ATM offering to reduce indebtedness, which may include amounts outstanding under our Revolver, to fund potential future acquisitions, and for general corporate purposes. Through December 31, 2015, we had not issued any shares pursuant to this ATM program.

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

Noncontrolling Interests

Redeemable Noncontrolling Interest

We account for the noncontrolling interest in WPCI held by a third party as a redeemable noncontrolling interest, as we have an obligation to redeem the interest at fair value, subject to certain conditions pursuant to a put option held by the third party. This obligation is required to be settled in shares of our common stock. On October 1, 2013, we received a notice from the holder of the noncontrolling interest in WPCI regarding the exercise of the put option, pursuant to which we are required to purchase the third party’s 7.7% interest in WPCI. Pursuant to the terms of the related put agreement, the value of that interest was

W. P. Carey 2015 10-K – 129

Notes to Consolidated Financial Statements

determined based on a third-party valuation as of October 31, 2013, which is the end of the month that the put option was exercised. We cannot currently determine when the redemption will occur.

The following table presents a reconciliation of redeemable noncontrolling interest (in thousands):

	Years Ended December 31,
	2015	2014	2013
Beginning balance	$6,071	$7,436	$7,531
Redemption value adjustment	8,873	(306)	—
Net income	—	(142)	353
Distributions	—	(926)	(435)
Change in other comprehensive income	—	9	(13)
Ending balance	$14,944	$6,071	$7,436

Transfers to Noncontrolling Interests

The following table presents a reconciliation of the effect of transfers in noncontrolling interest (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net income attributable to W. P. Carey	$172,258	$239,826	$98,876
Transfers to noncontrolling interest
Decrease in W. P. Carey’s additional paid-in capital for purchases of less-than-wholly-owned investments in connection with the CPA®:16 Merger	—	(41,374)	—
Net transfers to noncontrolling interest	—	(41,374)	—
Change from net income attributable to W. P. Carey and transfers to noncontrolling interest	$172,258	$198,452	$98,876

W. P. Carey 2015 10-K – 130

Notes to Consolidated Financial Statements

Reclassifications Out of Accumulated Other Comprehensive (Loss) Income

The following tables present a reconciliation of changes in Accumulated other comprehensive (loss) income by component for the periods presented (in thousands):

	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Balance at January 1, 2013	$(7,508)	$2,828	$31	$(4,649)
Other comprehensive income (loss) before reclassifications	(2,793)	21,835	—	19,042
Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	1,745	—	—	1,745
Other income and (expenses)	537	—	—	537
Equity in earnings of equity method investments in the Managed Programs and real estate	531	—	—	531
Total	2,813	—	—	2,813
Net current period other comprehensive income (loss)	20	21,835	—	21,855
Net current period other comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interest	—	(1,870)	—	(1,870)
Balance at December 31, 2013	(7,488)	22,793	$31	$15,336
Other comprehensive income (loss) before reclassifications	17,911	(117,938)	(10)	(100,037)
Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	2,691	—	—	2,691
Other income and (expenses)	103	—	—	103
Equity in earnings of equity method investments in the Managed Programs and real estate	380	—	—	380
Total	3,174	—	—	3,174
Net current period other comprehensive income (loss)	21,085	(117,938)	(10)	(96,863)
Net current period other comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interest	—	5,968	—	5,968
Balance at December 31, 2014	13,597	(89,177)	21	(75,559)
Other comprehensive income (loss) before reclassifications	29,391	(125,447)	15	(96,041)
Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	2,291	—	—	2,291
Other income and (expenses)	(7,629)	—	—	(7,629)
Total	(5,338)	—	—	(5,338)
Net current period other comprehensive (loss) income	24,053	(125,447)	15	(101,379)
Net current period other comprehensive gain attributable to noncontrolling interests	—	4,647	—	4,647
Balance at December 31, 2015	$37,650	$(209,977)	$36	$(172,291)

W. P. Carey 2015 10-K – 131

Notes to Consolidated Financial Statements

Note 14. Stock-Based and Other Compensation

Stock-Based Compensation

At December 31, 2015, we maintained several stock-based compensation plans as described below. The total compensation expense (net of forfeitures) for awards issued under these plans was $21.6 million, $31.1 million, and $37.2 million for the years ended December 31, 2015, 2014, and 2013, respectively, all of which are included in Stock-based compensation expense in the consolidated financial statements. The tax benefit recognized by us related to these awards totaled $12.5 million, $17.3 million, and $18.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.

2009 Incentive Plan

We maintain the W. P. Carey Inc. 2009 Share Incentive Plan, or the 2009 Incentive Plan, which as amended currently authorizes the issuance of up to 5,900,000 shares of our common stock. At December 31, 2015, there were 2,361,843 shares available for issuance under the 2009 Share Incentive Plan. The 2009 Incentive Plan provides for the grant of (i) stock options, (ii) RSUs, (iii) PSUs, and (iv) dividend equivalent rights. The vesting of grants under both plans is accelerated upon a change in our control and under certain other conditions.

In December 2007, the Compensation Committee approved the long-term incentive plan, or LTIP, and terminated further contributions to the Partnership Equity Unit Plan described below. During the years ended December 31, 2015, 2014, and 2013, we awarded RSUs totaling 173,741, 172,460, and 171,804, respectively, and PSUs totaling 75,277, 89,653, and 85,900, respectively, to key employees. PSUs are reflected at 100% of target but may settle at up to three times the target amount shown or less. PSUs awarded during each of the years ended December 31, 2015, 2014, and 2013 include 10,000 PSUs awarded for which the undetermined terms and conditions of the grant were finalized in subsequent years.

2009 Non-Employee Directors Incentive Plan

We maintain the W. P. Carey, Inc. 2009 Non-Employee Directors’ Incentive Plan, or the 2009 Directors’ Plan, which authorizes the issuance of 325,000 shares of our common stock in the aggregate. In the discretion of our board of directors, the awards may be in the form of RSUs, share options, or RSAs, or any combination of the permitted awards. In July 2013, we issued 13,211 RSAs, with a total value of $0.9 million, to our directors under the 2009 Directors’ Plan in lieu of the RSUs that had been granted in previous years, as permitted under the terms of that plan. In July 2014, we issued 16,159 RSAs with a total value of $1.0 million to our directors. In July 2015, we issued 16,152 RSAs with a total value of $1.0 million to our directors. These RSAs are scheduled to vest one year from the date of grant. At December 31, 2015, there were 199,553 shares that remained available for issuance under this plan.

Employee Share Purchase Plan

We sponsor an employee share purchase plan, or ESPP, pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain limits, to purchase our common stock. During the year ended December 31, 2015, employees were entitled to purchase stock through the ESPP semi-annually at a price equal to 90% of the fair market value at certain plan defined dates. During the years ended December 31, 2014 and 2013, employees were entitled to purchase stock through the ESPP semi-annually at a price equal to 85% of the fair market value at certain plan defined dates. Compensation expense under this plan for the years ended December 31, 2015, 2014, and 2013 was less than $0.1 million, $0.3 million, and $1.2 million, respectively.

W. P. Carey 2015 10-K – 132

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

The plans are carried at fair value each quarter and are subject to changes in the fair value of the PEP units. Further contributions to the second PEP were terminated at December 31, 2007; however, this termination did not affect any awardees’ rights pursuant to awards granted under this plan. In December 2008, participants in the PEPs were required to make an election to either (i) remain in the PEPs, (ii) receive cash for their PEP Units (available to former employees only) or (iii) convert their PEP Units to fully vested RSUs (available to current employees only) to be issued under the 1997 Share Incentive Plan, or as amended, the 1997 Incentive Plan, on June 15, 2009. Substantially all of the PEP participants elected to receive cash or convert their existing PEP Units to RSUs. The PEP participants electing to receive RSUs were required to defer receipt of the underlying shares of our common stock for a minimum of two years. While employed by us, these participants are entitled to receive dividend equivalents equal to the amount of dividends paid on the underlying common stock during the deferral period. At December 31, 2015 and 2014, we were obligated to issue 40,904 and 41,074 shares, respectively, of our common stock underlying these RSUs, which were recorded within W. P. Carey members’ equity as a Deferred compensation obligation of $1.1 million and $1.1 million, respectively. The remaining PEP liability pertaining to participants who elected to remain in the plans was $0.7 million at both December 31, 2015 and 2014. Those PEP Units are scheduled to be paid between 2017 and 2019.

W. P. Carey 2015 10-K – 133

Notes to Consolidated Financial Statements

Restricted and Conditional Awards

Nonvested RSAs, RSUs, and PSUs at December 31, 2015 and changes during the years ended December 31, 2015, 2014, and 2013 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2013	594,194	$37.15	999,513	$34.55
Granted	185,015	57.69	86,189	84.33
Vested (a)	(233,098)	36.76	(324,161)	39.48
Forfeited	(26,503)	43.05	(30,108)	50.52
Adjustment (b)	—	—	489,287	67.22
Nonvested at December 31, 2013	519,608	45.19	1,220,720	28.28
Granted	188,619	61.08	89,653	76.05
Vested (a)	(264,724)	43.35	(881,388)	51.00
Forfeited	(1,001)	59.45	(78)	54.31
Adjustment (b)	—	—	448,734	55.91
Nonvested at December 31, 2014	442,502	53.03	877,641	32.06
Granted (c)	189,893	69.92	75,277	83.68
Vested (a)	(264,628)	49.69	(792,465)	56.77
Forfeited	(10,996)	66.46	—	—
Adjustment (b)	—	—	179,905	49.70
Nonvested at December 31, 2015 (d)	356,771	$64.09	340,358	$52.26
__________

(a)
The total fair value of shares vested during the years ended December 31, 2015, 2014, and 2013 was $58.1 million, $56.4 million, and $21.4 million, respectively. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date, pursuant to previously-made deferral elections. At December 31, 2015 and 2014, we had an obligation to issue 1,395,907 and 848,788 shares, respectively, of our common stock underlying such deferred awards, which is recorded within W. P. Carey stockholders’ equity as a Deferred compensation obligation of $55.0 million and $29.6 million, respectively.

(b)
Vesting and payment of the PSUs is conditioned upon certain company and market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. As a result, we recorded adjustments to reflect the number of shares expected to be issued when the PSUs vest.

(c)
The grant date fair values of RSAs and RSUs reflect our stock price on the date of grant. The grant date fair value of PSUs was determined utilizing a Monte Carlo simulation model to generate a range of possible future stock prices for both us and the plan defined peer index over the three-year performance period. To estimate the fair value of PSUs granted during the year ended December 31, 2015, we used a risk-free interest rate of 1.0% and an expected volatility rate of 20.2% (the plan defined peer index assumes 13.5%) and assumed a dividend yield of zero.

(d)	At December 31, 2015, total unrecognized compensation expense related to these awards was approximately $20.1 million, with an aggregate weighted-average remaining term of 1.7 years.

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

W. P. Carey 2015 10-K – 134

Notes to Consolidated Financial Statements

Stock Options

Option activity and changes for all periods presented were as follows:

	Year Ended December 31, 2015
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding – beginning of year	475,765	$29.95
Exercised	(213,479)	28.57
Canceled / Expired	(3,499)	28.71
Outstanding – end of year	258,787	$31.10	1.06	$7,220,287
Vested and expected to vest – end of year	258,787	$31.10	1.06	$7,220,287
Exercisable – end of year	236,112	$30.99	0.99	$6,613,542

	Years Ended December 31,
	2014			2013
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)
Outstanding – beginning of year	619,601	$30.30		794,210	$30.32
Exercised	(140,718)	31.41		(169,412)	30.43
Canceled / Expired	(3,118)	32.99		(5,197)	29.84
Outstanding – end of year	475,765	$29.95	1.75	619,601	$30.30	2.59
Exercisable – end of year	421,656	$29.75		511,811	$30.18

Options granted under the 1997 Incentive Plan generally have a ten-year term and generally vested in four equal annual installments. Options granted under the 1997 Directors’ Plan have a ten-year term and generally vested over three years from the date of grant. We have not issued option awards since 2008. Our options will be fully expired in February 2018. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013 was $7.4 million, $4.9 million, and $5.7 million, respectively. The tax benefit recognized by us related to these awards totaled $3.4 million during the year ended December 31, 2015.

At December 31, 2015, all of our options were fully vested and all related compensation expense has been previously recognized; however certain options had exercise limitations.

We have the ability and intent to issue shares upon stock option exercises. Historically, we have issued authorized but unissued common stock to satisfy such exercises. Cash received from stock option exercises and purchases under the ESPP during the years ended December 31, 2015, 2014, and 2013 was $0.5 million, $1.9 million, and $2.3 million, respectively.

Other Compensation

Profit-Sharing Plan

We sponsor a qualified profit-sharing plan and trust that generally permits all employees, as defined by the plan, to make pre-tax contributions into the plan. We are under no obligation to contribute to the plan and the amount of any contribution is determined by and at the discretion of our board of directors. Our board of directors can authorize contributions to a maximum of 15% of an eligible participant’s compensation, limited to $26,500 annually per participant. In December 2014, our board of directors determined that the contribution to the plan for 2015 and 2014 would be 10% of an eligible participant’s compensation, up to a maximum of $26,500 for 2015 and $26,000 for 2014. For the years ended December 31, 2015, 2014, and 2013, amounts expensed for contributions to the trust were $4.1 million, $3.5 million, and $4.5 million, respectively, which were included in General and administrative expenses in the accompanying consolidated financial statements. The profit-

W. P. Carey 2015 10-K – 135

Notes to Consolidated Financial Statements

sharing plan is a deferred compensation plan and is therefore considered to be outside the scope of current accounting guidance for stock-based compensation.

Other

We have employment contracts with certain senior executives. In connection with entering into these employment contracts, we awarded RSUs totaling 10,500 and 20,250 to the senior executives during the years ended December 31, 2014 and 2013, respectively. There were no such RSUs issued during the year ended December 31, 2015. These contracts also provide for severance payments in the event of termination under certain conditions including a change of control (Note 19). During the years ended December 31, 2015, 2014, and 2013, we recognized severance costs totaling approximately $0.8 million, $1.0 million, and $0.7 million, respectively, related to several former employees who did not have employment contracts. Such costs are included in General and administrative expenses in the accompanying consolidated financial statements.

Note 15. Income Taxes

Income Tax Provision

The components of our provision for income taxes attributable to continuing operations for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Federal
Current	$10,551	$19,545	$8,274
Deferred	1,901	(7,609)	(13,029)
	12,452	11,936	(4,755)
State and Local
Current	9,075	13,422	4,970
Deferred	1,158	(4,693)	(3,665)
	10,233	8,729	1,305
Foreign
Current	16,656	6,869	7,144
Deferred	(1,720)	(9,925)	(2,442)
	14,936	(3,056)	4,702
Total Provision	$37,621	$17,609	$1,252

W. P. Carey 2015 10-K – 136

Notes to Consolidated Financial Statements

A reconciliation of the provision for income taxes with the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the year ended December 31, 2015 is as follows (in thousands, except percentages):

	Year Ended December 31, 2015
Income from continuing operations before income taxes, net of amounts attributable to noncontrolling interests	$209,879
Pre-tax income attributable to pass-through subsidiaries	(137,536)
Pre-tax income attributable to taxable subsidiaries	$72,343

Federal provision at statutory tax rate (35%)	$25,244	35.0%
Rate differential	(10,589)	(14.6)%
Change in valuation allowance	9,074	12.5%
Non-deductible expense	6,982	9.6%
State and local taxes, net of federal benefit	6,151	8.4%
Exempt income	(5,475)	(7.6)%
Other	1,053	1.5%
Tax provision — taxable subsidiaries	32,440	44.8%
Non-income taxes	5,181
Total provision	$37,621

A reconciliation of the provision for income taxes with the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the periods presented is as follows (in thousands, except percentages):

	Years Ended December 31,
	2014		2013
Income from continuing operations before income taxes, net of amounts attributable to noncontrolling interests	$223,938		$85,889
Pre-tax income attributable to pass-through subsidiaries	(202,807)		(96,314)
Pre-tax income (loss) attributable to taxable subsidiaries	$21,131		$(10,425)

Federal provision at statutory tax rate (35%)	$7,396	35.0%	$(3,649)	(35.0)%
Recognition of taxable income as a result of the CPA®:16 Merger (a)	4,833	22.9%	—	—%
State and local taxes, net of federal benefit	2,296	10.9%	(166)	(1.6)%
Interest	2,111	10.0%	—	—%
Dividend income from Managed REITs	939	4.4%	—	—%
Amortization of intangible assets	—	—%	492	4.7%
Other	893	4.2%	(302)	(2.9)%
Tax provision — taxable subsidiaries	18,468	87.4%	(3,625)	(34.8)%
Deferred foreign tax benefit (b)	(9,925)		(2,442)
Current foreign taxes	6,869		7,144
Other state and local taxes	2,197		175
Total provision	$17,609		$1,252
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

W. P. Carey 2015 10-K – 137

Notes to Consolidated Financial Statements

Deferred Income Taxes

Deferred income taxes at December 31, 2015 and 2014 consist of the following (in thousands):

	At December 31,
	2015	2014
Deferred Tax Assets
Unearned and deferred compensation	$35,525	$36,955
Net operating loss carryforwards	19,553	16,627
Basis differences — foreign investments	6,975	6,576
Other	3,788	3,272
Total deferred tax assets	65,841	63,430
Valuation allowance	(29,746)	(20,672)
Net deferred tax assets	36,095	42,758
Deferred Tax Liabilities
Basis differences — foreign investments	(81,058)	(95,619)
Basis differences — equity investees	(19,925)	(19,044)
Deferred revenue	(8,654)	(8,546)
Total deferred tax liabilities	(109,637)	(123,209)
Net Deferred Tax Liability	$(73,542)	$(80,451)

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

•	Basis differences in equity investments represents fees earned in shares recognized under U.S. GAAP into income and deferred for U.S. taxes based upon a share vesting schedule; and

•
Tax net operating losses in certain subsidiaries, including those domiciled in foreign jurisdictions, that may be realized in future periods if the respective subsidiary generates sufficient taxable income.

During the fourth quarter of 2013, we recorded an out-of-period adjustment to reflect deferred tax assets net of valuation allowances and deferred tax liabilities of $2.3 million and $37.5 million, respectively, associated with basis differences on certain foreign properties acquired in prior periods. In addition, this out-of-period adjustment included the recognition of a deferred tax provision of $2.0 million (Note 8).

As of December 31, 2015 and 2014, our taxable subsidiaries have recorded deferred tax assets of $19.6 million and $16.6 million, respectively, in connection with U.S. federal, state and local, and foreign net operating loss carryforwards. The utilization of net operating losses may be subject to certain limitations under the tax laws of the relevant jurisdiction. If not utilized, our federal and state and local net operating losses will begin to expire in 2034 and our foreign net operating losses began expiring in 2012. As of December 31, 2015 and 2014, we recorded a valuation allowance of $29.7 million and $20.7 million, respectively, related to these net operating loss carryforwards and basis difference in U.S. and foreign jurisdictions.

Included in Other assets, net in the consolidated balance sheet at December 31, 2015 and 2014 is deferred tax assets of $12.6 million and $13.7 million, respectively.

Our taxable subsidiaries recognize tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A

W. P. Carey 2015 10-K – 138

Notes to Consolidated Financial Statements

liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements.

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2015	2014
Beginning balance	$2,055	$109
Addition based on tax positions related to the current year	1,510	1,946
Addition based on tax positions related to prior years	1,447	—
Decrease due to lapse in statute of limitations	(572)	—
Foreign currency translation adjustments	(136)	—
Ending balance	$4,304	$2,055

At December 31, 2015 and 2014, we had unrecognized tax benefits as presented in the table above that, if recognized, would have a favorable impact on our effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2015, we had approximately $0.7 million of accrued interest related to uncertain tax positions.

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

Investment Management Operations

We conduct our investment management services in our Investment Management segment through TRSs. A TRS is a subsidiary of a REIT that is subject to corporate federal, state, local, and foreign taxes, as applicable. Our use of TRSs enables us to engage in certain businesses while complying with the REIT qualification requirements and also allows us to retain income generated by these businesses for reinvestment without the requirement to distribute those earnings. We conduct business in the United States, Europe, and Asia, and as a result, we or one or more of our subsidiaries file income tax returns in the United States federal jurisdiction and various state and certain foreign jurisdictions. Certain of our inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation. Periodically, shares in the Managed REITs that are payable to our TRSs in consideration of services rendered are distributed from TRSs to us.

Tax authorities in the relevant jurisdictions may select our tax returns for audit and propose adjustments before the expiration of the statute of limitations. Our tax returns filed for tax years 2009 through 2015 remain open to adjustment in the major tax jurisdictions. The U.S. Federal examination of Carey Asset Management for the year ended December 31, 2011 was finalized through the IRS appeals process, but we are awaiting the final closing agreement.

W. P. Carey 2015 10-K – 139

Notes to Consolidated Financial Statements
Note 16. Property Dispositions and Discontinued Operations

From time to time, we may decide to sell a property. We have an active capital recycling program, with a goal of extending the average lease term through reinvestment, improving portfolio credit quality through dispositions and acquisitions of assets, increasing the asset criticality factor in our portfolio, and/or executing strategic dispositions of assets. We may make a decision to dispose of a property when it is vacant as a result of tenants vacating space, tenants electing not to renew their leases, tenant insolvency, or lease rejection in the bankruptcy process. In such cases, we assess whether we can obtain the highest value from the property by selling it, as opposed to re-leasing it. We may also sell a property when we receive an unsolicited offer or negotiate a price for an investment that is consistent with our strategy for that investment. When it is appropriate to do so, we classify the property as an asset held for sale on our consolidated balance sheet. For those properties sold or classified as held for sale prior to January 1, 2014, we classify current and prior period results of operations of the property as discontinued operations in accordance with our adoption of ASU 2014-08. All property dispositions are recorded within our Real Estate Ownership segment.

Property Dispositions Included in Continuing Operations

The results of operations for properties that have been sold or classified as held for sale that did not qualify for discontinued operations are included within continuing operations in the consolidated financial statements and are summarized as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenues	$32,416	$21,427	$15,762
Expenses	(19,306)	(17,707)	(15,872)
Gain (loss) on sale of real estate	6,487	1,338	(332)
Impairment charges	(4,071)	(8,537)	(4,741)
(Loss) gain on extinguishment of debt	(3,179)	—	113
(Provision for) benefit from income taxes	(227)	1,347	465
Income (loss) from continuing operations from properties sold or classified as held for sale, net of income taxes (a)	$12,120	$(2,132)	$(4,605)
__________

(a)	Amounts for the years ended December 31, 2014 and 2013 included net losses of $0.1 million and $2.7 million, respectively, attributable to noncontrolling interests.

2015 — During the year ended December 31, 2015, we sold 13 properties for total proceeds of $35.7 million, net of selling costs, and we recognized a net gain on these sales of $5.9 million. We recognized impairment charges (Note 9) on these properties totaling $6.0 million, of which $2.7 million and $3.3 million were recognized during 2015 and 2014, respectively, and a gain on extinguishment of debt of $2.1 million in 2015. In addition, during July 2015, a domestic vacant property was foreclosed upon and sold for $1.4 million. We recognized a gain on sale of $0.6 million in connection with that disposition. In connection with those sales that constituted businesses, during the year ended December 31, 2015 we allocated goodwill totaling $1.7 million to the cost basis of the properties for our Real Estate Ownership segment, based on the relative fair value at the time of the sale (Note 8).

In the fourth quarter of 2015, we executed a lease amendment with a tenant in a domestic office building. The amendment extended the lease term an additional 15 years to January 31, 2037 and provided a one-time rent payment of $25.0 million, which was paid to us on December 18, 2015. The lease amendment also provided an option to terminate the lease effective February 29, 2016, with additional lease termination fees of $22.2 million to be paid to us on or five days before February 29, 2016 upon exercise of the option. The tenant exercised the option on January 1, 2016. The aggregate of the additional rent payment of $25.0 million and the lease termination fees of $22.2 million are being amortized to lease termination income from the lease amendment date on December 4, 2015 through the end of the lease term on February 29, 2016, resulting in $15.0 million recognized during the year ended December 31, 2015 within Lease termination income and other in the consolidated financial statements. In connection with the lease amendment, we defeased the mortgage loan encumbering the property with a principal balance of $36.5 million, and recognized a loss on extinguishment of debt of $5.3 million, which was included in Other income and (expenses) in the consolidated financial statements. In addition, during the fourth quarter of 2015 we entered

W. P. Carey 2015 10-K – 140

Notes to Consolidated Financial Statements

into an agreement to sell the property to a third party, and the buyer placed a deposit of $12.7 million for the purchase of the property that is being held in escrow. At December 31, 2015, this property was classified as held for sale (Note 5).

In addition, we had an international property classified as held for sale, and it is probable that these two properties will be sold within one year from December 31, 2015 (Note 5). We are actively pursuing the sale of the international property, which management and the lender have approved. There can be no assurance that the properties will be sold at the contracted prices, or at all. At December 31, 2015, the domestic property had a carrying value of $55.2 million, and the international property had a carrying value of $3.9 million, reflecting an impairment charge of $1.4 million (Note 9) recognized during the year ended December 31, 2015.

2014 — During the year ended December 31, 2014, we sold 13 properties for total proceeds of $45.6 million, net of selling costs, and we recognized a net loss on these sales of $5.1 million, excluding impairment charges totaling $1.8 million, of which $1.7 million and $0.1 million were recognized in 2014 and 2013, respectively. These sales included a manufacturing facility for which the contractual minimum sale price of $5.8 million was not met. The third-party purchaser paid $1.4 million, with the difference of $4.4 million being paid by the vacating tenant. We also recorded a receivable of $5.5 million from the tenant representing the present value of the termination fee from the tenant, which will be paid over 5.7 years. The total amount paid and to be paid was recorded as lease termination income, which was partially offset by the $8.4 million loss recognized on the sale of the property.

During the year ended December 31, 2014, two domestic properties were foreclosed upon and sold for a total of $8.3 million. The proceeds from the sales were used to repay mortgage loans encumbering these properties. At the time of the sales, the properties had a total carrying value of $8.3 million and the related mortgage loans on the properties had a total outstanding balance of $8.5 million. We recognized a net loss on the sales of $0.1 million, excluding an impairment charge of $3.5 million recognized in 2014.

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

During the year ended December 31, 2014, we entered into contracts to sell four properties for a total of $10.0 million. In connection with these potential sales, we recognized an impairment charge of $1.3 million during the year ended December 31, 2014 to reduce the carrying values of the properties to their estimated selling prices. At December 31, 2014, these properties were classified as Assets held for sale in the consolidated financial statements (Note 5). We completed the sale of these properties during the year ended December 31, 2015.

In connection with those sales that constituted businesses during the year ended December 31, 2014, we allocated goodwill totaling $2.7 million to the cost basis of the properties, for our Real Estate Ownership segment, based on the relative fair value at the time of the sale (Note 8).

2013 — During the year ended December 31, 2013, we sold an investment in a direct financing lease for $5.5 million, net of selling costs, and recognized a loss on the sale of $0.3 million. The results of operations for this investment are included within continuing operations in the consolidated financial statements for the year ended December 31, 2013.

W. P. Carey 2015 10-K – 141

Notes to Consolidated Financial Statements

Property Dispositions Included in Discontinued Operations

The results of operations for properties that have been classified as held for sale or have been sold prior to January 1, 2014 and the properties that were acquired as held for sale in the CPA®:16 Merger are reflected in the consolidated financial statements as discontinued operations, net of tax and are summarized as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenues	$—	$8,931	$28,951
Expenses	—	(2,039)	(19,984)
Loss on extinguishment of debt	—	(1,244)	(2,415)
Gain on sale of real estate	—	27,670	40,043
Impairment charges	—	—	(8,415)
Income from discontinued operations	$—	$33,318	$38,180

2014 — At December 31, 2013, we had nine properties classified as held for sale, all of which were sold during the year ended December 31, 2014. The properties were sold for a total of $116.4 million, net of selling costs, and we recognized a net gain on these sales of $28.0 million, excluding impairment charges totaling $3.1 million previously recognized during 2013. We used a portion of the proceeds to repay a related mortgage loan obligation of $11.4 million and recognized a loss on extinguishment of debt of $0.1 million.

In connection with those sales of properties accounted for as businesses for the year ended December 31, 2014, we allocated goodwill totaling $7.0 million to the cost basis of the properties, for our Real Estate Ownership segment based on the relative fair value at the time of the sale.

In connection with the CPA®:16 Merger in January 2014, we acquired ten properties, including five properties held by one jointly-owned investment, that were classified as Assets held for sale with a total fair value of $133.4 million. We sold all of these properties during the six months ended June 30, 2014 for a total of $123.4 million, net of selling costs, including seller financing of $15.0 million, and recognized a net loss on these sales of $0.3 million. We used a portion of the proceeds to repay the related mortgage loan obligations totaling $18.9 million and recognized a loss on extinguishment of debt of $1.2 million. We did not allocate any goodwill to these properties since they qualified as held for sale at the time of acquisition and were not considered to have been integrated into the relevant reporting unit.

2013 — At December 31, 2012, we had seven properties classified as held for sale, all of which were sold during the year ended December 31, 2013. The properties were sold for a total of $22.7 million, net of selling costs, and we recognized a net gain on these sales of $0.6 million, excluding impairment charges totaling $3.9 million previously recognized during 2013. We used a portion of the proceeds to repay the related mortgage loan obligation of $5.7 million and recognized a gain on extinguishment of debt of $0.1 million.

Additionally, during the year ended December 31, 2013, an entity in which we, two of our employees (Note 4), and a third party owned 38.3%, 1.7%, and 60.0% respectively, and which we consolidated, sold 19 of its 20 self-storage properties for a total of $112.3 million, net of selling costs, and recognized a net gain on the sale of $39.6 million, inclusive of amounts attributable to noncontrolling interests of $24.4 million. In connection with the sale, we used a portion of the proceeds to repay the aggregate related mortgage loan obligations of $45.1 million and recognized a net loss on extinguishment of debt of $2.5 million, inclusive of amounts attributable to noncontrolling interests of $1.5 million. In connection with the sale, we made a distribution to noncontrolling interest holders of $40.8 million, representing their share of the net proceeds from the sale.

During the year ended December 31, 2013, we also sold a hotel for $3.7 million, net of selling costs, and recognized a net loss on the sale of $0.2 million, excluding impairment charges of $1.1 million previously recognized during 2013.

During the year ended December 31, 2013, we entered into contracts to sell nine properties for a total of $117.5 million. In connection with these potential sales, we recognized impairment charges totaling $3.4 million during the year ended December 31, 2013 to reduce the carrying values of the properties to their selling prices. At December 31, 2013, these properties were classified as Assets held for sale in the consolidated financial statements. We completed the sale of these properties in 2014.

W. P. Carey 2015 10-K – 142

Notes to Consolidated Financial Statements

In connection with those sales of properties accounted for as businesses for the year ended December 31, 2013, we allocated goodwill totaling $13.1 million to the cost basis of the properties, for our Real Estate Ownership segment based on the relative fair value at the time of sale or when contracted for sale (Note 8).

W. P. Carey 2015 10-K – 143

Notes to Consolidated Financial Statements

Note 17. Segment Reporting

We evaluate our results from operations by our two major business segments — Real Estate Ownership and Investment Management (Note 1). The following tables present a summary of comparative results and assets for these business segments (in thousands):

	Years Ended December 31,
	2015	2014	2013
Real Estate Ownership
Revenues (a)	$735,448	$645,383	$315,965
Operating expenses (a) (b) (c) (d)	(426,814)	(404,674)	(178,962)
Interest expense	(194,326)	(178,122)	(103,728)
Other income and expenses, excluding interest expense (e)	54,924	135,558	61,151
(Provision for) benefit from income taxes	(17,948)	916	(4,703)
Gain (loss) on sale of real estate, net of tax	6,487	1,581	(332)
Net income attributable to noncontrolling interests	(10,961)	(5,573)	(33,056)
Net (loss) income attributable to noncontrolling interests of discontinued operations	—	(179)	23,941
Income from continuing operations attributable to W. P. Carey	$146,810	$194,890	$80,276
Investment Management
Revenues (a)	$202,935	$263,063	$173,886
Operating expenses (a) (c) (d)	(154,015)	(232,704)	(173,744)
Other income and expenses, excluding interest expense	(1,791)	275	1,001
(Provision for) benefit from income taxes	(19,673)	(18,525)	3,451
Net (income) loss attributable to noncontrolling interests	(2,008)	(812)	120
Net loss (income) attributable to redeemable noncontrolling interests	—	142	(353)
Income from continuing operations attributable to W. P. Carey	$25,448	$11,439	$4,361
Total Company
Revenues (a)	$938,383	$908,446	$489,851
Operating expenses (a) (b) (c) (d)	(580,829)	(637,378)	(352,706)
Interest expense	(194,326)	(178,122)	(103,728)
Other income and expenses, excluding interest expense (e)	53,133	135,833	62,152
Provision for income taxes	(37,621)	(17,609)	(1,252)
Gain (loss) on sale of real estate, net of tax	6,487	1,581	(332)
Net income attributable to noncontrolling interests	(12,969)	(6,385)	(32,936)
Net (loss) income attributable to noncontrolling interests of discontinued operations	—	(179)	23,941
Net loss (income) attributable to redeemable noncontrolling interests	—	142	(353)
Income from continuing operations attributable to W. P. Carey	$172,258	$206,329	$84,637

	Total Long-Lived Assets (f) at December 31,		Total Assets at December 31,
	2015	2014	2015	2014
Real Estate Ownership	$6,079,803	$5,880,958	$8,550,128	$8,459,406
Investment Management	22,214	25,000	204,545	189,073
Total Company	$6,102,017	$5,905,958	$8,754,673	$8,648,479
__________

(a)
Included in revenues and operating expenses are reimbursable tenant and affiliate costs totaling $78.7 million, $155.1 million, and $86.9 million for the years ended December 31, 2015, 2014, and 2013, respectively.

W. P. Carey 2015 10-K – 144

Notes to Consolidated Financial Statements

(b)
Amount for the year ended December 31, 2015 includes a reversal of $25.0 million of liabilities for German real estate transfer taxes (Note 7), which is reflected in Merger, property acquisition, and other expenses in the consolidated financial statements. Amount for the years ended December 31, 2014 and 2013 includes expenses incurred of $30.5 million and $5.0 million, respectively, related to the CPA®:16 Merger.

(c)
Includes Stock-based compensation expense of $21.6 million, $31.1 million, and $37.2 million for the years ended December 31, 2015, 2014, and 2013, respectively, of which $13.8 million, $18.4 million, and $30.0 million, respectively, were included in the Investment Management segment.

(d)	Includes expenses related to our review of strategic alternatives of $5.7 million for the year ended December 31, 2015, of which $2.1 million was included in the Investment Management segment.

(e)	Amount for the year ended December 31, 2014 includes a net Gain on change in control of interests of $105.9 million recognized in connection with the CPA®:16 Merger (Note 3).

(f)
Consists of Net investments in real estate and Equity investments in the Managed Programs and real estate. Total long-lived assets for our Investment Management segment consists of our equity investment in CCIF (Note 7).

W. P. Carey 2015 10-K – 145

Notes to Consolidated Financial Statements

Our portfolio is comprised of domestic and international investments. At December 31, 2015, our international investments within our Real Estate Ownership segment were comprised of investments in Germany, France, the United Kingdom, Spain, Finland, Poland, the Netherlands, Norway, Austria, Hungary, Sweden, Belgium, Australia, Thailand, Malaysia, Japan, Canada, and Mexico. There are no investments in foreign jurisdictions within our Investment Management segment. Other than Germany, no country or tenant individually comprised more than 10% of our total lease revenues for the years ended December 31, 2015, 2014, or 2013, or more than 10% of total long-lived assets at December 31, 2015 or 2014. The following tables present the geographic information (in thousands):

	Years Ended December 31,
	2015	2014	2013
Domestic
Revenues	$468,703	$426,578	$218,758
Operating expenses	(296,265)	(284,362)	(126,493)
Interest expense	(153,219)	(117,603)	(65,970)
Other income and expenses, excluding interest expense	50,891	146,156	88,593
(Provision for) benefit from income taxes	(6,219)	(3,238)	13
Gain (loss) on sale of real estate, net of tax	2,941	(5,119)	(332)
Net income attributable to noncontrolling interests	(5,358)	(4,233)	(34,321)
Net (loss) income attributable to noncontrolling interests in discontinued operations	—	(179)	23,941
Income from continuing operations attributable to W. P. Carey	$61,474	$158,000	$104,189
Germany
Revenues	$65,777	$72,978	$20,221
Operating benefits (expenses) (a)	818	(40,847)	(3,011)
Interest expense	(15,432)	(18,880)	(5,020)
Other income and expenses, excluding interest expense	4,175	(10,698)	(29,284)
(Provision for) benefit from income taxes	(4,357)	3,163	(1,693)
Gain on sale of real estate, net of tax	21	—	—
Net income attributable to noncontrolling interests	(5,537)	(1,017)	(3,188)
Income (loss) from continuing operations attributable to W. P. Carey	$45,465	$4,699	$(21,975)
Other International
Revenues	$200,968	$145,827	$76,986
Operating expenses	(131,367)	(79,465)	(49,458)
Interest expense	(25,675)	(41,639)	(32,738)
Other income and expenses, excluding interest expense	(142)	100	1,842
(Provision for) benefit from income taxes	(7,372)	991	(3,023)
Gain on sale of real estate, net of tax	3,525	6,700	—
Net (income) loss attributable to noncontrolling interests	(66)	(323)	4,453
Income (loss) from continuing operations attributable to W. P. Carey	$39,871	$32,191	$(1,938)
Total
Revenues	$735,448	$645,383	$315,965
Operating expenses	(426,814)	(404,674)	(178,962)
Interest expense	(194,326)	(178,122)	(103,728)
Other income and expenses, excluding interest expense	54,924	135,558	61,151
(Provision for) benefit from income taxes	(17,948)	916	(4,703)
Gain (loss) on sale of real estate, net of tax	6,487	1,581	(332)
Net income attributable to noncontrolling interests	(10,961)	(5,573)	(33,056)
Net (loss) income attributable to noncontrolling interests in discontinued operations	—	(179)	23,941
Income from continuing operations attributable to W. P. Carey	$146,810	$194,890	$80,276

W. P. Carey 2015 10-K – 146

Notes to Consolidated Financial Statements

	December 31,
	2015	2014
Domestic
Long-lived assets (b)	$3,794,232	$3,804,430
Total assets	5,447,818	5,567,383
Germany
Long-lived assets (b)	$581,283	$609,739
Total assets	790,890	875,840
Other International
Long-lived assets (b)	$1,704,288	$1,466,789
Total assets	2,311,420	2,016,183
Total
Long-lived assets (b)	$6,079,803	$5,880,958
Total assets	8,550,128	8,459,406
__________

(a)	Amount for the year ended December 31, 2015 includes a reversal of $25.0 million of liabilities for German real estate transfer taxes (Note 7).

(b)	Consists of Net investments in real estate and Equity investments in the Managed Programs and real estate, excluding our equity investment in CCIF (Note 7).

W. P. Carey 2015 10-K – 147

Notes to Consolidated Financial Statements

Note 18. Selected Quarterly Financial Data (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues (a)	$220,388	$238,079	$214,666	$265,250
Expenses (a)	140,479	130,382	159,066	150,902
Net income (a)	38,582	66,923	23,578	56,144
Net income attributable to noncontrolling interests	(2,466)	(3,575)	(1,833)	(5,095)
Net income attributable to redeemable noncontrolling interests	—	—	—	—
Net income attributable to W. P. Carey (a)	$36,116	$63,348	$21,745	$51,049
Earnings per share attributable to W. P. Carey:
Basic	$0.34	$0.60	$0.20	$0.48
Diluted	$0.34	$0.59	$0.20	$0.48
Distributions declared per share	$0.9525	$0.9540	$0.9550	$0.9646

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$209,195	$253,414	$197,006	$248,831
Expenses	171,605	161,360	128,174	176,239
Net income (b)	117,318	66,972	28,316	33,463
Net income attributable to noncontrolling interests	(1,578)	(2,344)	(993)	(1,470)
Net (income) loss attributable to redeemable noncontrolling interests	(262)	111	14	279
Net income attributable to W. P. Carey	$115,478	$64,739	$27,337	$32,272
Earnings per share attributable to W. P. Carey (c):
Basic	$1.29	$0.64	$0.27	$0.31
Diluted	$1.27	$0.64	$0.27	$0.30
Distributions declared per share	$0.8950	$0.9000	$0.9400	$0.9500
__________

(a)
Amount for the three months ended December 31, 2015 includes a reversal of $25.0 million of liabilities for German real estate transfer taxes (Note 7) and $15.0 million of termination income related to a domestic property classified as held for sale (Note 16).

(b)	Amount for the three months ended March 31, 2014 includes a net Gain on change in control of interests of $105.9 million recognized in connection with the CPA®:16 Merger (Note 3).

(c)
For the year ended December 31, 2014, total quarterly basic and diluted earnings per share were $0.09 higher than the corresponding earnings per share as computed on an annual basis, as a result of the change in the shares outstanding for each of the periods, primarily due to the issuance of shares in the CPA®:16 Merger (Note 3) and the Equity Offering (Note 13).

Note 19. Subsequent Events

Issuance of Stock-Based Compensation Awards

During the first quarter of 2016 and through the date of this Report, in connection with our annual LTIP award program (Note 14), we issued 210,249 RSUs and 184,755 PSUs to key employees, which will have a dilutive impact on our future earnings per share calculations.

W. P. Carey 2015 10-K – 148

Notes to Consolidated Financial Statements

Change in Management

On February 10, 2016, we announced that Mark J. DeCesaris, a member of our board of directors, was appointed Chief Executive Officer, effective immediately. Mr. DeCesaris succeeded Trevor P. Bond, who resigned as Chief Executive Officer and as a director to pursue other interests. Mr. DeCesaris has served on our board of directors since 2012 and previously served in various capacities for W. P. Carey from 2005 until 2013, including as our Chief Financial Officer.

In connection with his resignation, we and Mr. Bond entered into a letter agreement, dated February 10, 2016. Under the terms of the agreement, subject to certain conditions, Mr. Bond will be entitled to receive the severance benefits provided for in his employment agreement and, subject to satisfaction of applicable performance conditions and proration, vesting of his outstanding unvested performance stock units in accordance with their terms. In addition, previously-granted restricted stock units that were scheduled to vest on February 15, 2016 vested in accordance with their terms. In connection with the separation agreement, we will record approximately $5.1 million of severance-related expense in our consolidated financial statements during the three months ended March 31, 2016 (Note 14).

Senior Unsecured Credit Facility

On January 29, 2016, we exercised our option to extend our Term Loan Facility (Note 11) by an additional year to January 31, 2017. In connection with the extension, we incurred financing costs of $0.3 million.

W. P. Carey 2015 10-K – 149

W. P. CAREY INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2015, 2014, and 2013
(in thousands)

Description	Balance at Beginning of Year	Other Additions	Deductions	Balance at End of Year
Year Ended December 31, 2015
Valuation reserve for deferred tax assets	$20,672	$10,001	$(927)	$29,746

Year Ended December 31, 2014
Valuation reserve for deferred tax assets	$18,214	$2,458	$—	$20,672

Year Ended December 31, 2013
Valuation reserve for deferred tax assets	$15,133	$3,081	$—	$18,214

W. P. Carey 2015 10-K – 150

W. P. CAREY INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Real Estate Under Operating Leases
Industrial facilities in Erlanger, KY	$11,107	$1,526	$21,427	$2,966	$141	$1,526	$24,534	$26,060	$11,396	1979; 1987	Jan. 1998	40 yrs.
Industrial facilities in Thurmont, MD and Farmington, NY	—	729	5,903	—	—	729	5,903	6,632	663	1964; 1983	Jan. 1998	15 yrs.
Retail facility in Montgomery, AL	—	855	6,762	277	(6,978)	142	774	916	471	1987	Jan. 1998	40 yrs.
Warehouse facilities in Anchorage, AK and Commerce, CA	—	4,905	11,898	—	12	4,905	11,910	16,815	3,421	1948; 1975	Jan. 1998	40 yrs.
Industrial facility in Toledo, OH	—	224	2,408	—	—	224	2,408	2,632	1,304	1966	Jan. 1998	40 yrs.
Industrial facility in Goshen, IN	—	239	940	—	—	239	940	1,179	274	1973	Jan. 1998	40 yrs.
Office facility in Raleigh, NC	—	1,638	2,844	187	(2,554)	828	1,287	2,115	666	1983	Jan. 1998	20 yrs.
Office facility in King of Prussia, PA	—	1,219	6,283	1,295	—	1,219	7,578	8,797	3,248	1968	Jan. 1998	40 yrs.
Industrial facility in Pinconning, MI	—	32	1,692	—	—	32	1,692	1,724	761	1948	Jan. 1998	40 yrs.
Industrial facilities in San Fernando, CA	6,658	2,052	5,322	—	(1,889)	1,494	3,991	5,485	1,814	1962; 1979	Jan. 1998	40 yrs.
Retail facilities in several cities in the following states: Alabama, Florida, Georgia, Illinois, Louisiana, Missouri, New Mexico, North Carolina, South Carolina, Tennessee, and Texas	—	9,382	—	238	3,371	9,210	3,781	12,991	668	Various	Jan. 1998	15 yrs.
Land in Glendora, CA	—	1,135	—	—	17	1,152	—	1,152	—	N/A	Jan. 1998	N/A
Land in Doraville, GA	—	3,288	9,864	1,546	(11,410)	3,288	—	3,288	—	N/A	Jan. 1998	N/A
Office facilities in Collierville, TN and warehouse facility in Corpus Christi, TX	48,320	3,490	72,497	—	(15,609)	288	60,090	60,378	9,853	1989; 1999	Jan. 1998	40 yrs.
Land in Irving and Houston, TX	—	9,795	—	—	—	9,795	—	9,795	—	N/A	Jan. 1998	N/A
Industrial facility in Chandler, AZ	9,891	5,035	18,957	7,435	541	5,035	26,933	31,968	11,313	1989	Jan. 1998	40 yrs.
Office facility in Bridgeton, MO	—	842	4,762	2,523	71	842	7,356	8,198	2,566	1972	Jan. 1998	40 yrs.
Retail facilities in Drayton Plains, MI and Citrus Heights, CA	—	1,039	4,788	202	193	1,039	5,183	6,222	1,438	1972	Jan. 1998	35 yrs.
Warehouse facility in Memphis, TN	—	1,882	3,973	255	(3,893)	328	1,889	2,217	834	1969	Jan. 1998	15 yrs.
Retail facility in Bellevue, WA	—	4,125	11,812	393	(123)	4,371	11,836	16,207	5,219	1994	Apr. 1998	40 yrs.
Office facility in Houston, TX	—	3,260	22,574	1,628	(23,754)	211	3,497	3,708	2,620	1982	Jun. 1998	40 yrs.
Office facility in Rio Rancho, NM	7,313	1,190	9,353	1,742	—	1,467	10,818	12,285	4,550	1999	Jul. 1998	40 yrs.
Office facility in Moorestown, NJ	—	351	5,981	1,470	43	351	7,494	7,845	3,430	1964	Feb. 1999	40 yrs.
Office facility in Norcross, GA	26,951	5,200	25,585	11,822	(28,152)	2,646	11,809	14,455	481	1975	Jun. 1999	40 yrs.
Office facility in Illkirch, France	7,322	—	18,520	6	1,041	—	19,567	19,567	9,224	2001	Dec. 2001	40 yrs.

W. P. Carey 2015 10-K – 151

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2015
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facilities in Lenexa, KS and Winston-Salem, NC	—	1,860	12,539	2,875	(1,067)	1,725	14,482	16,207	4,279	1968; 1980; 1983	Sep. 2002	40 yrs.
Office facilities in Playa Vista and Venice, CA	46,741	2,032	10,152	52,817	1	5,889	59,113	65,002	8,184	1991; 1999	Sep. 2004; Sep. 2012	40 yrs.
Warehouse facility in Greenfield, IN	—	2,807	10,335	223	(8,383)	967	4,015	4,982	1,282	1995	Sep. 2004	40 yrs.
Warehouse facilities in Birmingham, AL	—	1,256	7,704	—	—	1,256	7,704	8,960	2,175	1995	Sep. 2004	40 yrs.
Industrial facility in Scottsdale, AZ	1,102	586	46	—	—	586	46	632	13	1988	Sep. 2004	40 yrs.
Retail facility in Hot Springs, AR	—	850	2,939	2	(2,614)	—	1,177	1,177	333	1985	Sep. 2004	40 yrs.
Warehouse facilities in Apopka, FL	—	362	10,855	783	(155)	337	11,508	11,845	3,091	1969	Sep. 2004	40 yrs.
Land in San Leandro, CA	—	1,532	—	—	—	1,532	—	1,532	—	N/A	Dec. 2006	N/A
Sports facility in Austin, TX	2,664	1,725	5,168	—	—	1,725	5,168	6,893	1,647	1995	Dec. 2006	29 yrs.
Retail facility in Wroclaw, Poland	6,544	3,600	10,306	—	(4,061)	2,722	7,123	9,845	1,430	2007	Dec. 2007	40 yrs.
Office facility in Fort Worth, TX	31,870	4,600	37,580	—	—	4,600	37,580	42,180	5,558	2003	Feb. 2010	40 yrs.
Warehouse facility in Mallorca, Spain	—	11,109	12,636	—	(2,104)	10,106	11,535	21,641	1,606	2008	Jun. 2010	40 yrs.
Office facilities in San Diego, CA	32,661	7,247	29,098	1,214	(5,514)	4,762	27,283	32,045	5,376	1989	May 2011	40 yrs.
Retail facilities in Florence, AL; Snellville, GA; Concord, NC; Rockport, TX; and Virginia Beach, VA	22,000	5,646	12,367	—	—	5,646	12,367	18,013	1,085	2005; 2007	Sep. 2012	40 yrs.
Hotels in Irvine, Sacramento, and San Diego, CA; Orlando, FL; Des Plaines, IL; Indianapolis, IN; Louisville, KY; Linthicum Heights, MD; Newark, NJ; Albuquerque, NM; and Spokane, WA	137,717	32,680	198,999	—	—	32,680	198,999	231,679	17,801	1989; 1990	Sep. 2012	34 - 37 yrs.
Industrial facilities in Auburn, IN; Clinton Township, MI; and Bluffton, OH	7,597	4,403	20,298	—	(3,870)	2,589	18,242	20,831	1,442	1968; 1979; 1995	Sep. 2012; Jan. 2014	30 yrs.
Land in Irvine, CA	1,625	4,173	—	—	—	4,173	—	4,173	—	N/A	Sep. 2012	N/A
Industrial facility in Alpharetta, GA	7,197	2,198	6,349	—	—	2,198	6,349	8,547	688	1997	Sep. 2012	30 yrs.
Office facility in Clinton, NJ	22,947	2,866	34,834	—	—	2,866	34,834	37,700	3,776	1987	Sep. 2012	30 yrs.
Office facilities in St. Petersburg, FL	—	3,280	24,627	—	—	3,280	24,627	27,907	2,662	1980; 1996; 1999	Sep. 2012	30 yrs.
Movie theater in Baton Rouge, LA	9,524	4,168	5,724	—	—	4,168	5,724	9,892	621	2003	Sep. 2012	30 yrs.
Office facilities in San Diego, CA	—	7,804	16,729	1,656	—	7,804	18,385	26,189	1,969	2002	Sep. 2012	30 yrs.
Industrial facilities in Richmond, CA	—	895	1,953	—	—	895	1,953	2,848	212	1987; 1999	Sep. 2012	30 yrs.

W. P. Carey 2015 10-K – 152

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2015
(in thousands)

				Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

		Initial Cost to Company
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial and warehouse facilities in Kingman, AZ; Woodland, CA; Jonesboro, GA; Kansas City, MO; Springfield, OR; Fogelsville, PA; and Corsicana, TX	58,262	16,386	84,668	—	—	16,386	84,668	101,054	9,103	Various	Sep. 2012	30 yrs.
Warehouse facilities in Lens, Nimes, Colomiers, Thuit Hebert, Ploufragen, and Cholet, France	—	15,779	89,421	—	(16,139)	13,359	75,702	89,061	8,191	Various	Sep. 2012	30 yrs.
Industrial facilities in Orlando, FL; Rocky Mount, NC, and Lewisville, TX	—	2,163	17,715	—	—	2,163	17,715	19,878	1,920	Various	Sep. 2012	30 yrs.
Industrial facilities in Chattanooga, TN	—	558	5,923	—	—	558	5,923	6,481	635	1974; 1989	Sep. 2012	30 yrs.
Industrial facility in Mooresville, NC	5,077	756	9,775	—	—	756	9,775	10,531	1,045	1997	Sep. 2012	30 yrs.
Industrial facility in McCalla, AL	—	960	14,472	6,350	—	960	20,822	21,782	2,450	2004	Sep. 2012	31 yrs.
Office facility in Lower Makefield Township, PA	9,549	1,726	12,781	—	—	1,726	12,781	14,507	1,363	2002	Sep. 2012	30 yrs.
Industrial facility in Fort Smith, AZ	—	1,063	6,159	—	—	1,063	6,159	7,222	651	1982	Sep. 2012	30 yrs.
Retail facilities in Greenwood, IN and Buffalo, NY	8,755	—	19,990	—	—	—	19,990	19,990	2,092	2003; 2004	Sep. 2012	30 - 31 yrs.
Industrial facilities in Bowling Green, KY and Jackson, TN	6,391	1,492	8,182	—	—	1,492	8,182	9,674	863	1989; 1995	Sep. 2012	31 yrs.
Learning centers in Avondale, AZ; Rancho Cucamonga, CA; Glendale Heights, IL; and Exton, PA	32,553	14,006	33,683	—	(1,961)	12,045	33,683	45,728	3,422	1988; 2004	Sep. 2012	31 - 32 yrs.
Industrial facilities in St. Petersburg, FL; Buffalo Grove, IL; West Lafayette, IN; Excelsior Springs, MO; and North Versailles, PA	10,146	6,559	19,078	—	—	6,559	19,078	25,637	1,996	Various	Sep. 2012	31 yrs.
Industrial facilities in Tolleson, AZ; Alsip, IL; and Solvay, NY	12,339	6,080	23,424	—	—	6,080	23,424	29,504	2,431	1990; 1994; 2000	Sep. 2012	31 yrs.
Land in Kahl, Germany	—	6,694	—	—	(1,027)	5,667	—	5,667	—	N/A	Sep. 2012	N/A
Sports facilities in Englewood, CO; Memphis TN; and Bedford, TX	7,925	4,877	4,258	—	4,823	4,877	9,081	13,958	993	1990; 1995; 2001	Sep. 2012	31 yrs.
Office facilities in Mons, Belgium	7,820	1,505	6,026	653	(1,285)	1,274	5,625	6,899	543	1982; 1983	Sep. 2012	32 yrs.
Warehouse facilities in Oceanside, CA and Concordville, PA	3,667	3,333	8,270	—	—	3,333	8,270	11,603	861	1989; 1996	Sep. 2012	31 yrs.
Self-storage facilities located throughout the United States	—	74,551	319,186	—	(50)	74,501	319,186	393,687	32,867	Various	Sep. 2012	31 yrs.
Warehouse facility in La Vista, NE	21,137	4,196	23,148	—	—	4,196	23,148	27,344	2,247	2005	Sep. 2012	33 yrs.
Office facility in Pleasanton, CA	10,478	3,675	7,468	—	—	3,675	7,468	11,143	767	2000	Sep. 2012	31 yrs.
Office facility in San Marcos, TX	—	440	688	—	—	440	688	1,128	71	2000	Sep. 2012	31 yrs.
Office facilities in Espoo, Finland	40,826	40,555	15,662	—	(20,107)	26,980	9,130	36,110	79	1972	Sep. 2012	31 yrs.

W. P. Carey 2015 10-K – 153

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2015
(in thousands)

				Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

		Initial Cost to Company
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Office facility in Chicago, IL	14,217	2,169	19,010	—	—	2,169	19,010	21,179	1,937	1910	Sep. 2012	31 yrs.
Industrial facility in Louisville, CO	7,997	5,342	8,786	1,849	—	5,481	10,496	15,977	1,220	1993	Sep. 2012	31 yrs.
Industrial facilities in Hollywood and Orlando, FL	—	3,639	1,269	—	—	3,639	1,269	4,908	129	1996	Sep. 2012	31 yrs.
Warehouse facility in Golden, CO	—	808	4,304	77	—	808	4,381	5,189	489	1998	Sep. 2012	30 yrs.
Industrial facilities in Texarkana, TX and Orem, UT	—	1,755	4,493	—	—	1,755	4,493	6,248	458	1991; 1997	Sep. 2012	31 yrs.
Industrial facility in Eugene, OR	4,460	2,286	3,783	—	—	2,286	3,783	6,069	385	1980	Sep. 2012	31 yrs.
Industrial facility in Neenah, WI	—	438	4,954	64	—	438	5,018	5,456	506	1993	Sep. 2012	31 yrs.
Industrial facility in South Jordan, UT	12,246	2,183	11,340	—	—	2,183	11,340	13,523	1,156	1995	Sep. 2012	31 yrs.
Warehouse facility in Ennis, TX	2,333	478	4,087	145	—	478	4,232	4,710	499	1989	Sep. 2012	31 yrs.
Retail facility in Braintree, MA	3,127	2,409	—	6,184	(1,403)	1,006	6,184	7,190	380	1994	Sep. 2012	30 yrs.
Office facility in Helsinki, Finland	58,756	26,560	20,735	92	(7,256)	22,485	17,646	40,131	1,770	1969	Sep. 2012	32 yrs.
Office facility in Paris, France	58,508	23,387	43,450	—	(10,255)	19,799	36,783	56,582	3,653	1975	Sep. 2012	32 yrs.
Retail facilities in Bydgoszcz, Czestochowa, Jablonna, Katowice, Kielce, Lodz, Lubin, Olsztyn, Opole, Plock, Rybnik, Walbrzych, and Warsaw, Poland	114,073	26,564	72,866	—	(15,255)	22,488	61,687	84,175	8,412	Various	Sep. 2012	23 - 34 yrs.
Office facility in Laupheim, Germany	—	2,072	8,339	—	(1,598)	1,754	7,059	8,813	1,149	1960	Sep. 2012	20 yrs.
Industrial facilities in Danbury, CT and Bedford, MA	10,144	3,519	16,329	—	—	3,519	16,329	19,848	1,776	1965; 1980	Sep. 2012	29 yrs.
Warehouse facilities in Venlo, Netherlands	—	10,154	18,590	—	(4,678)	8,501	15,565	24,066	1,224	Various	Apr. 2013	35 yrs.
Industrial and office facilities in Tampere, Finland	—	2,309	37,153	—	(6,506)	1,904	31,052	32,956	2,561	2012	Jun. 2013	40 yrs.
Office facility in Quincy, MA	—	2,316	21,537	—	—	2,316	21,537	23,853	1,493	1989	Jun. 2013	40 yrs.
Office facility in Salford, United Kingdom	—	—	30,012	—	(1,553)	—	28,459	28,459	1,704	1997	Sep. 2013	40 yrs.
Office facility in Lone Tree, CO	—	4,761	28,864	1,377	—	4,761	30,241	35,002	1,738	2001	Nov. 2013	40 yrs.
Office facility in Mönchengladbach, Germany	29,449	2,154	6,917	44,205	(1,241)	2,091	49,944	52,035	415	2015	Dec. 2013	40 yrs.
Sports facility in Houston, TX	3,340	2,430	2,270	—	—	2,430	2,270	4,700	194	1995	Jan. 2014	23 yrs.
Sports facility in St. Charles, MO	—	1,966	1,368	80	—	1,966	1,448	3,414	101	1987	Jan. 2014	27 yrs.
Sports facility in Salt Lake City, UT	2,918	856	2,804	—	—	856	2,804	3,660	208	1999	Jan. 2014	26 yrs.
Land in Scottsdale, AZ	10,599	22,300	—	—	—	22,300	—	22,300	—	N/A	Jan. 2014	N/A
Industrial facility in Aurora, CO	3,056	737	2,609	—	—	737	2,609	3,346	158	1985	Jan. 2014	32 yrs.
Office facilities in Sunnyvale, CA	52,922	43,489	73,035	—	—	43,489	73,035	116,524	5,626	1993; 1995	Jan. 2014	25 yrs.

W. P. Carey 2015 10-K – 154

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2015
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Warehouse facility in Burlington, NJ	—	3,989	6,213	—	—	3,989	6,213	10,202	468	1999	Jan. 2014	26 yrs.
Industrial facility in Albuquerque, NM	—	2,467	3,476	606	—	2,467	4,082	6,549	270	1993	Jan. 2014	27 yrs.
Industrial facilities in Robbinsville, NJ; North Salt Lake, UT; and Radford, VA	1,472	10,601	17,626	—	(6,780)	7,894	13,553	21,447	991	1981; 1995; 1998	Jan. 2014	26 yrs.
Industrial facilities in Murrysville, PA and Wylie, TX	—	2,185	12,058	—	1	2,185	12,059	14,244	859	1940; 2001	Jan. 2014	27 - 28 yrs.
Industrial facility in Welcome, NC	—	980	11,230	—	—	980	11,230	12,210	774	1995	Jan. 2014	28 yrs.
Industrial facilities in Evansville, IN; Lawrence, KS; and Baltimore, MD	26,453	4,005	44,192	—	—	4,005	44,192	48,197	3,547	1911; 1967; 1982	Jan. 2014	24 yrs.
Industrial facilities in Colton, CA; Bonner Springs, KS; and Dallas, TX and land in Eagan, MN	20,142	8,451	25,457	—	298	8,451	25,755	34,206	1,716	1978; 1979; 1986	Jan. 2014	17 - 34 yrs.
Retail facility in Torrance, CA	24,188	8,412	12,241	1,213	—	8,412	13,454	21,866	982	1973	Jan. 2014	25 yrs.
Office facility in Houston, TX	3,503	6,578	424	—	—	6,578	424	7,002	13	1978	Jan. 2014	27 yrs.
Land in Doncaster, United Kingdom	—	4,257	4,248	—	(7,767)	738	—	738	—	N/A	Jan. 2014	N/A
Warehouse facility in Norwich, CT	11,450	3,885	21,342	—	2	3,885	21,344	25,229	1,446	1960	Jan. 2014	28 yrs.
Warehouse facility in Norwich, CT	—	1,437	9,669	—	—	1,437	9,669	11,106	655	2007	Jan. 2014	28 yrs.
Retail facility in Johnstown, PA and warehouse facility in Whitehall, PA	—	7,435	9,093	—	17	7,435	9,110	16,545	755	1986; 1992	Jan. 2014	23 yrs.
Retail facilities in York, PA	8,860	3,776	10,092	—	—	3,776	10,092	13,868	623	1992	Jan. 2014	26 - 34 yrs.
Industrial facility in Pittsburgh, PA	—	1,151	10,938	—	—	1,151	10,938	12,089	845	1991	Jan. 2014	25 yrs.
Warehouse facilities in Atlanta, GA and Elkwood, VA	—	5,356	4,121	—	(2,104)	4,284	3,089	7,373	215	1958; 1975	Jan. 2014	28 yrs.
Warehouse facility in Harrisburg, NC	—	1,753	5,840	—	(111)	1,642	5,840	7,482	428	2000	Jan. 2014	26 yrs.
Learning center in Nashville, TN	5,402	1,098	7,043	816	—	1,098	7,859	8,957	478	1988	Jan. 2014	31 yrs.
Warehouse facilities in Boé, Carpiquet, Lagnieu, Le Mans, Lunéville, and Saint-Germain-du-Puy, France and land in Le Mans and Vendin-le-Vieil, France	38,350	62,183	26,928	—	(19,517)	48,253	21,341	69,594	1,440	Various	Jan. 2014	28 yrs.
Industrial facility in Chandler, AZ; industrial, office, and warehouse facilities in Englewood, CO; and land in Englewood, CO	5,456	4,306	7,235	—	3	4,306	7,238	11,544	458	Various	Jan. 2014	30 yrs.
Industrial facility in Cynthiana, KY	2,556	1,274	3,505	176	(107)	1,274	3,574	4,848	219	1967	Jan. 2014	31 yrs.
Industrial facility in Columbia, SC	10,387	2,843	11,886	—	—	2,843	11,886	14,729	1,007	1962	Jan. 2014	23 yrs.
Land in Midlothian, VA	1,390	2,824	—	—	—	2,824	—	2,824	—	N/A	Jan. 2014	N/A
Residential facility in Laramie, WY	16,125	1,966	18,896	—	—	1,966	18,896	20,862	2,160	2007	Jan. 2014	33 yrs.

W. P. Carey 2015 10-K – 155

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2015
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Office facility in Greenville, SC	8,784	562	7,916	—	43	562	7,959	8,521	607	1972	Jan. 2014	25 yrs.
Warehouse facilities in Mendota, IL; Toppenish and Yakima, WA; and Plover, WI	9,729	1,444	21,208	—	—	1,444	21,208	22,652	1,810	1996	Jan. 2014	23 yrs.
Industrial facility in Allen, TX and office facility in Sunnyvale, CA	11,259	9,297	24,086	—	—	9,297	24,086	33,383	1,491	1981; 1997	Jan. 2014	31 yrs.
Industrial facilities in Hampton, NH	9,641	8,990	7,362	—	—	8,990	7,362	16,352	464	1976	Jan. 2014	30 yrs.
Industrial facilities located throughout France	20,481	36,306	5,212	—	(8,312)	29,038	4,168	33,206	349	Various	Jan. 2014	23 yrs.
Retail facility in Fairfax, VA	5,114	3,402	16,353	—	—	3,402	16,353	19,755	1,188	1998	Jan. 2014	26 yrs.
Retail facility in Lombard, IL	5,114	5,087	8,578	—	—	5,087	8,578	13,665	623	1999	Jan. 2014	26 yrs.
Warehouse facility in Plainfield, IN	20,529	1,578	29,415	—	—	1,578	29,415	30,993	1,856	1997	Jan. 2014	30 yrs.
Retail facility in Kennesaw, GA	4,111	2,849	6,180	—	—	2,849	6,180	9,029	449	1999	Jan. 2014	26 yrs.
Retail facility in Leawood, KS	9,094	1,487	13,417	—	—	1,487	13,417	14,904	975	1997	Jan. 2014	26 yrs.
Office facility in Tolland, CT	8,158	1,817	5,709	—	11	1,817	5,720	7,537	399	1968	Jan. 2014	28 yrs.
Warehouse facilities in Lincolnton, NC and Mauldin, SC	9,946	1,962	9,247	—	—	1,962	9,247	11,209	630	1988; 1996	Jan. 2014	28 yrs.
Retail facilities located throughout Germany	272,225	81,109	153,927	—	(47,054)	64,871	123,111	187,982	8,306	Various	Jan. 2014	Various
Office facility in Southfield, MI	—	1,726	4,856	—	—	1,726	4,856	6,582	301	1985	Jan. 2014	31 yrs.
Office facility in The Woodlands, TX	20,705	3,204	24,997	—	—	3,204	24,997	28,201	1,519	1997	Jan. 2014	32 yrs.
Industrial facility in Guelph, Canada	4,472	2,151	1,750	—	(760)	1,732	1,409	3,141	83	2002	Jan. 2014	34 yrs.
Industrial facilities in Shah Alam, Malaysia	5,021	—	10,429	—	(2,340)	—	8,089	8,089	519	1989; 1992	Jan. 2014	30 yrs.
Warehouse facilities in Lam Luk Ka and Bang Pa-in, Thailand	10,751	13,054	19,497	—	(2,723)	11,962	17,866	29,828	1,098	Various	Jan. 2014	31 yrs.
Warehouse facilities in Valdosta, GA and Johnson City, TN	8,444	1,080	14,998	—	—	1,080	14,998	16,078	1,079	1978; 1998	Jan. 2014	27 yrs.
Industrial facility in Amherst, NY	8,227	674	7,971	—	—	674	7,971	8,645	680	1984	Jan. 2014	23 yrs.
Industrial and warehouse facilities in Westfield, MA	—	1,922	9,755	—	9	1,922	9,764	11,686	682	1954; 1997	Jan. 2014	28 yrs.
Warehouse facilities in Kottka, Finland	—	—	8,546	—	(1,711)	—	6,835	6,835	599	1999; 2001	Jan. 2014	21 - 23 yrs.
Office facility in Bloomington, MN	—	2,942	7,155	—	—	2,942	7,155	10,097	483	1988	Jan. 2014	28 yrs.
Warehouse facility in Gorinchem, Netherlands	3,816	1,143	5,648	—	(1,360)	914	4,517	5,431	305	1995	Jan. 2014	28 yrs.
Retail facility in Cresskill, NJ	6,138	2,366	5,482	—	19	2,366	5,501	7,867	338	1975	Jan. 2014	31 yrs.
Retail facility in Livingston, NJ	5,309	2,932	2,001	—	14	2,932	2,015	4,947	142	1966	Jan. 2014	27 yrs.

W. P. Carey 2015 10-K – 156

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2015
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Retail facility in Maplewood, NJ	1,662	845	647	—	4	845	651	1,496	46	1954	Jan. 2014	27 yrs.
Retail facility in Montclair, NJ	4,445	1,905	1,403	—	6	1,905	1,409	3,314	99	1950	Jan. 2014	27 yrs.
Retail facility in Morristown, NJ	10,815	3,258	8,352	—	26	3,258	8,378	11,636	590	1973	Jan. 2014	27 yrs.
Retail facility in Summit, NJ	2,695	1,228	1,465	—	8	1,228	1,473	2,701	104	1950	Jan. 2014	27 yrs.
Industrial and office facilities in Bunde, Dransfeld, and Wolfach, Germany	—	2,789	8,750	—	(2,269)	2,231	7,039	9,270	553	1898; 1956; 1978	Jan. 2014	24 yrs.
Industrial facilities in Georgetown, TX and Woodland, WA	3,099	965	4,113	—	—	965	4,113	5,078	233	1998; 2001; 2005	Jan. 2014	33 - 35 yrs.
Learning centers in Union, NJ; Allentown and Philadelphia, PA; and Grand Prairie, TX	—	5,365	7,845	—	5	5,365	7,850	13,215	540	Various	Jan. 2014	28 yrs.
Industrial facility in Ylämylly, Finland	7,066	1,669	6,034	—	(1,542)	1,335	4,826	6,161	271	1999	Jan. 2014	34 yrs.
Industrial facility in Salisbury, NC	6,398	1,499	8,185	—	—	1,499	8,185	9,684	564	2000	Jan. 2014	28 yrs.
Industrial and office facilities in Plymouth, MI and Solon and Twinsburg, OH	3,763	2,831	10,565	—	—	2,831	10,565	13,396	744	1970; 1991; 1995	Jan. 2014	26 - 27 yrs.
Industrial facility in Cambridge, Canada	—	1,849	7,371	—	(1,796)	1,489	5,935	7,424	364	2001	Jan. 2014	31 yrs.
Industrial facilities in Peru, IL; Huber Heights, Lima, and Sheffield, OH; and Lebanon, TN	12,252	2,962	17,832	—	—	2,962	17,832	20,794	1,092	Various	Jan. 2014	31 yrs.
Industrial facility in Ramos Arizpe, Mexico	—	1,059	2,886	—	—	1,059	2,886	3,945	176	2000	Jan. 2014	31 yrs.
Industrial facilities in Salt Lake City, UT	4,863	2,783	3,773	—	—	2,783	3,773	6,556	231	Various	Jan. 2014	31 - 33 yrs.
Residential facility in Blairsville, PA	12,143	1,631	23,163	—	—	1,631	23,163	24,794	2,384	2005	Jan. 2014	33 yrs.
Industrial facility in Nashville, TN	—	1,078	5,619	—	—	1,078	5,619	6,697	504	1962	Jan. 2014	21 yrs.
Office facility in Lafayette, LA	1,748	1,048	1,507	—	—	1,048	1,507	2,555	106	1995	Jan. 2014	27 yrs.
Warehouse facilities in Atlanta, Doraville, and Rockmart, GA	54,099	6,488	77,192	—	—	6,488	77,192	83,680	5,178	1959; 1962; 1991	Jan. 2014	23 - 33 yrs.
Warehouse facilities in Flora, MS and Muskogee, OK	3,410	554	4,353	—	—	554	4,353	4,907	254	1992; 2002	Jan. 2014	33 yrs.
Industrial facility in Richmond, MO	4,842	2,211	8,505	—	—	2,211	8,505	10,716	590	1996	Jan. 2014	28 yrs.
Warehouse facility in Dallas, TX	6,066	468	8,042	—	—	468	8,042	8,510	652	1997	Jan. 2014	24 yrs.
Industrial facility in Tuusula, Finland	—	6,173	10,321	—	(3,302)	4,937	8,255	13,192	619	1975	Jan. 2014	26 yrs.
Office facility in Turku, Finland	23,852	5,343	34,106	—	(7,898)	4,273	27,278	31,551	1,875	1981	Jan. 2014	28 yrs.
Industrial facility in Turku, Finland	4,412	1,105	10,243	—	(2,257)	884	8,207	9,091	566	1981	Jan. 2014	28 yrs.
Industrial facility in Baraboo, WI	—	917	10,663	—	—	917	10,663	11,580	1,558	1988	Jan. 2014	13 yrs.
Warehouse facility in Phoenix, AZ	18,972	6,747	21,352	—	—	6,747	21,352	28,099	1,472	1996	Jan. 2014	28 yrs.

W. P. Carey 2015 10-K – 157

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2015
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Land in Calgary, Canada	—	3,721	—	—	(725)	2,996	—	2,996	—	N/A	Jan. 2014	N/A
Industrial facilities in Sandersville, GA; Erwin, TN; and Gainesville, TX	2,398	955	4,779	—	—	955	4,779	5,734	295	1950; 1986; 1996	Jan. 2014	31 yrs.
Industrial facility in Buffalo Grove, IL	7,322	1,492	12,233	—	—	1,492	12,233	13,725	757	1996	Jan. 2014	31 yrs.
Warehouse facility in Spanish Fork, UT	7,055	991	7,901	—	—	991	7,901	8,892	463	2001	Jan. 2014	33 yrs.
Industrial, office, and warehouse facilities in Perris, CA; Eugene, OR; West Jordan, UT; and Tacoma, WA	—	8,989	5,435	—	8	8,989	5,443	14,432	371	Various	Jan. 2014	28 yrs.
Office facility in Carlsbad, CA	—	3,230	5,492	—	—	3,230	5,492	8,722	445	1999	Jan. 2014	24 yrs.
Land in Pensacola, FL	1,026	1,746	—	—	—	1,746	—	1,746	—	N/A	Jan. 2014	N/A
Movie theater in Port St. Lucie, FL	5,393	4,654	2,576	—	—	4,654	2,576	7,230	180	2000	Jan. 2014	27 yrs.
Movie theater in Hickory Creek, TX	—	1,693	3,342	—	—	1,693	3,342	5,035	239	2000	Jan. 2014	27 yrs.
Industrial facility in Nurieux-Volognat, France	—	121	5,328	—	(994)	96	4,359	4,455	258	2000	Jan. 2014	32 yrs.
Warehouse facility in Suwanee, GA	15,278	2,330	8,406	—	—	2,330	8,406	10,736	476	1995	Jan. 2014	34 yrs.
Retail facilities in Wichita, KS and Oklahoma City, OK and warehouse facility in Wichita, KS	7,336	1,878	8,579	—	—	1,878	8,579	10,457	701	Various	Jan. 2014	24 yrs.
Industrial facilities in Fort Dodge, IN and Menomonie and Oconomowoc, WI	8,649	1,403	11,098	—	—	1,403	11,098	12,501	1,306	1996	Jan. 2014	16 yrs.
Industrial facility in Mesa, AZ	4,768	2,888	4,282	—	—	2,888	4,282	7,170	301	1991	Jan. 2014	27 yrs.
Industrial facility in North Amityville, NY	7,735	3,486	11,413	—	—	3,486	11,413	14,899	840	1981	Jan. 2014	26 yrs.
Warehouse facilities in Greenville, SC	—	567	10,217	—	15	567	10,232	10,799	950	1960	Jan. 2014	21 yrs.
Industrial facility in Fort Collins, CO	7,532	821	7,236	—	—	821	7,236	8,057	422	1993	Jan. 2014	33 yrs.
Office facility in Piscataway, NJ	—	4,984	34,165	31,616	—	4,984	65,781	70,765	3,004	1968	Jan. 2014	31 yrs.
Land in Elk Grove Village, IL	1,711	4,037	—	—	—	4,037	—	4,037	—	N/A	Jan. 2014	N/A
Office facilities in Washington, MI	26,757	4,085	7,496	—	—	4,085	7,496	11,581	438	1987; 1990	Jan. 2014	33 yrs.
Office facility in Houston, TX	—	522	7,448	227	—	522	7,675	8,197	542	1999	Jan. 2014	27 yrs.
Industrial facilities in Conroe, Houston, Odessa, and Weimar, TX and office facility in Houston, TX	6,623	4,049	13,021	—	133	4,049	13,154	17,203	1,347	Various	Jan. 2014	12 - 22 yrs.
Learning center in Sacramento, CA	27,284	—	13,715	—	—	—	13,715	13,715	786	2005	Jan. 2014	34 yrs.
Industrial facilities in City of Industry, CA; Chelmsford, MA; and Lancaster, TX	—	5,138	8,387	—	43	5,138	8,430	13,568	582	1969; 1974; 1984	Jan. 2014	27 yrs.
Office facility in Tinton Falls, NJ	6,869	1,958	7,993	—	—	1,958	7,993	9,951	500	2001	Jan. 2014	31 yrs.

W. P. Carey 2015 10-K – 158

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2015
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facility in Woodland, WA	—	707	1,562	—	—	707	1,562	2,269	85	2009	Jan. 2014	35 yrs.
Warehouse facilities in Gyál and Herceghalom, Hungary	33,523	14,601	21,915	—	(7,310)	11,678	17,528	29,206	1,642	2002; 2004	Jan. 2014	21 yrs.
Industrial facility in Windsor, CT	—	453	637	—	—	453	637	1,090	37	1999	Jan. 2014	33 yrs.
Industrial facility in Aurora, CO	2,823	574	3,999	—	—	574	3,999	4,573	195	2012	Jan. 2014	40 yrs.
Office facility in Chandler, AZ	—	5,318	27,551	—	—	5,318	27,551	32,869	1,400	2008	Mar. 2014	40 yrs.
Warehouse facility in University Park, IL	—	7,962	32,756	221	—	7,962	32,977	40,939	1,544	2008	May 2014	40 yrs.
Office facility in Stavanger, Norway	—	10,296	91,744	—	(30,185)	7,320	64,535	71,855	2,336	1975	Aug. 2014	40 yrs.
Office facility in Westborough, MA	—	3,409	37,914	—	—	3,409	37,914	41,323	1,416	1992	Aug. 2014	40 yrs.
Office facility in Andover, MA	—	3,980	45,120	—	—	3,980	45,120	49,100	1,481	1999	Oct. 2014	40 yrs.
Office facility in Newport, United Kingdom	—	—	22,587	—	(1,751)	—	20,836	20,836	656	2014	Oct. 2014	40 yrs.
Industrial facilities located throughout Australia	—	30,455	94,724	53	(20,810)	25,272	79,150	104,422	6,110	Various	Oct. 2014	Various
Industrial facility in Lewisburg, OH	—	1,627	13,721	—	—	1,627	13,721	15,348	448	2014	Nov. 2014	40 yrs.
Industrial facility in Opole, Poland	—	2,151	21,438	—	(2,934)	1,884	18,771	20,655	579	2014	Dec. 2014	38 yrs.
Office facilities located throughout Spain	—	51,778	257,624	—	(33,636)	48,938	226,828	275,766	6,102	Various	Dec. 2014	Various
Retail facilities located throughout the United Kingdom	—	66,319	230,113	—	(6,623)	64,837	224,972	289,809	6,914	Various	Jan. 2015	20 - 40 yrs.
Warehouse facility in Rotterdam, Netherlands	—	—	33,935	—	(1,383)	—	32,552	32,552	774	2014	Feb. 2015	40 yrs.
Retail facility in Bad Fischau, Austria	—	2,855	18,829	—	224	2,884	19,024	21,908	453	1998	Apr. 2015	40 yrs.
Industrial facility in Oskarshamn, Sweden	—	3,090	18,262	—	(453)	3,025	17,874	20,899	266	2015	Jun. 2015	40 yrs.
Office facility in Sunderland, United Kingdom	—	2,912	30,140	—	(1,591)	2,771	28,690	31,461	337	2007	Aug. 2015	40 yrs.
Industrial facilities in Gersthofen and Senden, Germany and Leopoldsdorf, Austria	—	9,449	15,838	—	(557)	9,241	15,489	24,730	204	2008; 2010	Aug. 2015	40 yrs.
Hotels in Clive, IA; Baton Rouge, LA; St. Louis, MO; Greensboro, NC; Mount Laurel, NJ; and Fort Worth, TX	—	—	49,190	—	—	—	49,190	49,190	310	1988; 1989; 1990	Oct. 2015	38 - 40 yrs.
Retail facilities located in Almere, Amsterdam, Eindhoven, Houten, Nieuwegein, Utrecht, Veghel, and Zwaag, Netherlands	—	5,698	38,130	—	597	5,775	38,650	44,425	167	Various	Nov. 2015	30 - 40 yrs.
Office facility in Irvine, CA	—	7,626	16,137	—	—	7,626	16,137	23,763	12	1977	Dec. 2015	40 yrs.
	$2,080,307	$1,279,611	$4,268,407	$189,559	$(429,366)	$1,160,567	$4,147,644	$5,308,211	$372,735

W. P. Carey 2015 10-K – 159

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2015
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period Total	Date of Construction	Date Acquired
Description	Encumbrances	Land	Buildings
Direct Financing Method
Retail facilities in several cities in the following states: Alabama, Florida, Georgia, Illinois, Louisiana, Missouri, North Carolina, and Texas	$—	$—	$16,416	$—	$(4,164)	$12,252	Various	Jan. 1998
Industrial facilities in Glendora, CA and Romulus, MI	—	454	13,251	9	(3,477)	10,237	1950; 1970	Jan. 1998
Industrial facilities in Irving and Houston, TX	—	—	27,599	—	(3,952)	23,647	1978	Jan. 1998
Retail facility in Freehold, NJ	8,088	—	17,067	—	(108)	16,959	2004	Sep. 2012
Office facilities in Corpus Christi, Odessa, San Marcos, and Waco, TX	4,277	2,089	14,211	—	(329)	15,971	1969; 1996; 2000	Sep. 2012
Retail facilities in Osnabruck, Borken, Bunde, Arnstadt, Dorsten, Duisburg, Freiberg, Leimbach-Kaiserro, Monheim, Oberhausen, Rodewisch, Sankt Augustin, Schmalkalden, Stendal, Wuppertal, and Monheim, Germany	—	28,734	145,854	—	(27,070)	147,518	Various	Sep. 2012
Warehouse facility in Brierley Hill, United Kingdom	—	2,147	12,357	—	(574)	13,930	1996	Sep. 2012
Warehouse and industrial facilities in Mesquite, TX	6,337	2,851	15,899	—	(1,254)	17,496	1961; 1972; 1975	Sep. 2012
Industrial facility in Rochester, MN	4,074	881	17,039	—	(1,520)	16,400	1997	Sep. 2012
Office facility in Irvine, CA	6,428	—	17,027	—	(522)	16,505	1981	Sep. 2012
Industrial facility in Brownwood, TX	—	722	6,268	—	(1)	6,989	1964	Sep. 2012
Office facility in Scottsdale, AZ	20,559	—	43,570	—	(315)	43,255	1977	Jan. 2014
Retail facilities in El Paso, Fabens, and Socorro, TX	12,170	4,777	17,823	—	(6)	22,594	Various	Jan. 2014
Industrial facility in Dallas, TX	—	3,190	10,010	—	—	13,200	1968	Jan. 2014
Industrial facility in Eagan, MN	7,111	—	11,548	—	(77)	11,471	1975	Jan. 2014
Industrial facilities in Albemarle and Old Fort, NC; Holmesville, OH; and Springfield, TN	8,982	6,542	20,668	—	(1,185)	26,025	Various	Jan. 2014
Movie theater in Midlothian, VA	8,244	—	16,546	—	201	16,747	2000	Jan. 2014
Industrial facilities located throughout France	14,036	—	27,270	—	(4,752)	22,518	Various	Jan. 2014
Retail facility in Gronau, Germany	5,674	281	4,401	—	(937)	3,745	1989	Jan. 2014
Industrial and office facilities in Marktheidenfeld, Germany	—	1,629	22,396	—	(5,310)	18,715	2002	Jan. 2014
Industrial and warehouse facilities in Newbridge, United Kingdom	11,952	6,851	22,868	—	(3,467)	26,252	1998	Jan. 2014
Learning center in Mooresville, NC	3,759	1,795	15,955	—	2	17,752	2002	Jan. 2014
Industrial facility in Mount Carmel, IL	—	135	3,265	—	(1)	3,399	1896	Jan. 2014
Industrial, office, and warehouse facilities in Bad Hersfeld, Germany	19,257	15,287	29,292	—	(8,920)	35,659	Various	Jan. 2014
Retail facility in Vantaa, Finland	—	5,291	15,522	—	(4,166)	16,647	2004	Jan. 2014
Retail facility in Linkoping, Sweden	—	1,484	9,402	—	(2,508)	8,378	2004	Jan. 2014
Industrial facility in Calgary, Canada	—	—	7,076	—	(1,375)	5,701	1965	Jan. 2014
Industrial facilities in Kearney, MO; Fair Bluff, NC; York, NE; Walbridge, OH; Middlesex Township, PA; Rocky Mount, VA; and Martinsburg, WV	10,791	5,780	40,860	—	(98)	46,542	Various	Jan. 2014
Industrial and office facilities in Leeds, United Kingdom	—	2,712	16,501	—	(10,262)	8,951	1950; 1960; 1980	Jan. 2014
Movie theater in Pensacola, FL	7,397	—	13,034	—	(442)	12,592	2001	Jan. 2014
Industrial facility in Monheim, Germany	—	2,939	7,379	—	(2,130)	8,188	1981	Jan. 2014

W. P. Carey 2015 10-K – 160

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2015
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period Total	Date of Construction	Date Acquired
Description	Encumbrances	Land	Buildings
Industrial facility in Göppingen, Germany	—	10,717	60,120	—	(14,787)	56,050	1930	Jan. 2014
Warehouse facility in Elk Grove Village, IL	3,334	—	7,863	—	1	7,864	1980	Jan. 2014
Industrial facility in Sankt Ingbert, Germany	—	2,786	26,902	—	(6,190)	23,498	1960	Jan. 2014
Industrial facility in New South Wales, Australia	—	283	2,978	—	(555)	2,706	1970	Oct. 2014
	$162,470	$110,357	$756,237	$9	$(110,250)	$756,353

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (c)	Date of Construction	Date Acquired
Operating Real Estate – Hotels
Bloomington, MN	$18,798	$3,810	$29,126	$3,622	$531	$—	$3,874	$29,237	$3,978	$37,089	$3,226	2008	Jan. 2014	34 yrs.
Memphis, TN	27,183	2,120	36,594	3,647	111	—	2,167	36,670	3,635	42,472	4,687	1985	Jan. 2014	22 yrs.

Operating Real Estate – Self-Storage Facility
Taunton, MA	—	4,300	12,274	—	303	(13,689)	537	2,651	—	3,188	881	2001	Dec. 2006	25 yrs.
	$45,981	$10,230	$77,994	$7,269	$945	$(13,689)	$6,578	$68,558	$7,613	$82,749	$8,794
__________

(a)
Consists of the cost of improvements and acquisition costs subsequent to acquisition, including legal fees, appraisal fees, title costs, and other related professional fees. For business combinations, transaction costs are excluded.

(b)
The increase (decrease) in net investment was primarily due to (i) the amortization of unearned income from net investment in direct financing leases, which produces a periodic rate of return that at times may be greater or less than lease payments received, (ii) sales of properties, (iii) impairment charges, (iv) allowances for credit loss, and (v) changes in foreign currency exchange rates.

(c)	A reconciliation of real estate and accumulated depreciation follows:

W. P. Carey 2015 10-K – 161

W. P. CAREY INC.
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Real Estate Subject to Operating Leases
	Years Ended December 31,
	2015	2014	2013
Beginning balance	$4,976,685	$2,506,804	$2,331,613
Additions	548,521	2,785,863	216,422
Improvements	24,014	18,474	7,422
Dispositions	(19,597)	(137,018)	(8,347)
Foreign currency translation adjustment	(181,064)	(157,262)	26,729
Reclassification to assets held for sale	(63,494)	(33,162)	(72,827)
Reclassification from real estate under construction	55,362	—	2,875
Impairment charges	(25,773)	(20,677)	(11,035)
Write-off of fully-depreciated assets	(6,443)	—	—
Reclassification from direct financing lease	—	13,663	13,952
Ending balance	$5,308,211	$4,976,685	$2,506,804

	Reconciliation of Accumulated Depreciation for Real Estate Subject to Operating Leases
	Years Ended December 31,
	2015	2014	2013
Beginning balance	$253,627	$168,076	$116,075
Depreciation expense	137,144	112,758	60,470
Dispositions	(1,566)	(20,740)	(533)
Write-off of fully-depreciated assets	(6,443)	—	—
Foreign currency translation adjustment	(6,159)	(5,318)	1,194
Reclassification to assets held for sale	(3,868)	(1,149)	(9,130)
Ending balance	$372,735	$253,627	$168,076

	Reconciliation of Operating Real Estate
	Years Ended December 31,
	2015	2014	2013
Beginning balance	$84,885	$6,024	$99,703
Additions	—	78,423	—
Improvements	527	438	706
Dispositions	(2,663)	—	(93,314)
Impairment charges	—	—	(1,071)
Ending balance	$82,749	$84,885	$6,024

	Reconciliation of Accumulated Depreciation for Operating Real Estate
	Years Ended December 31,
	2015	2014	2013
Beginning balance	$4,866	$882	$19,993
Depreciation expense	4,275	3,984	2,242
Dispositions	(347)	—	(21,353)
Ending balance	$8,794	$4,866	$882

At December 31, 2015, the aggregate cost of real estate that we and our consolidated subsidiaries own for federal income tax purposes was approximately $7.5 billion.

W. P. Carey 2015 10-K – 162

W. P. CAREY INC.
SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
December 31, 2015
(dollars in thousands)

	Interest Rate	Final Maturity Date	Fair Value	Carrying Amount
Description
Note receivable — Production Resource Group - Las Vegas	7.9%	Mar. 2029	$10,610	$10,689

W. P. CAREY INC.
NOTES TO SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
(in thousands)

	Reconciliation of Mortgage Loans on Real Estate
	Years Ended December 31,
	2015	2014	2013
Balance at beginning of year	$20,848	$—	$—
Additions (a)	—	21,060	—
Amortization and accretion	63	(212)	—
Repayments (a)	(10,222)	—	—
Ending balance	$10,689	$20,848	$—

__________

(a)	We acquired two notes at a discount of $0.3 million in the CPA®:16 Merger. One of the notes was repaid in full to us in 2015 (Note 6).

W. P. Carey 2015 10-K – 163

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2015 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting at December 31, 2015. In making this assessment, we used criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, at December 31, 2015, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

W. P. Carey 2015 10-K – 164

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

W. P. Carey 2015 10-K – 165

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) and (2) — Financial statements and schedules — see index to financial statements and schedules included in Item 8.

Other Financial Statements:
Corporate Property Associates 16 – Global Incorporated (Incorporated by reference to Exhibit 99.2 of the Annual Report on Form 10-K filed March 3, 2014 by W. P. Carey Inc.)

(3) Exhibits:

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement	Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
3.2	Articles Supplementary	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 28, 2015
3.3	Third Amended and Restated Bylaws of W. P. Carey Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 22, 2016
4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
4.2	Indenture dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 14, 2014
4.3	First Supplemental Indenture dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 14, 2014
4.4	Form of Global Note Representing $500,000,000 Aggregate Principal Amount of 4.60% Senior Notes due 2024	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 14, 2014
4.5	Second Supplemental Indenture, dated as of January 21, 2015, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 21, 2015
4.6	Form of Note representing €500 Million Aggregate Principal Amount of 2.000% Senior Notes due 2023	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 21, 2015
4.7	Third Supplemental Indenture, dated January 26, 2015, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 26, 2015
4.8	Form of Note representing $450 Million Aggregate Principal Amount of 4.000% Senior Notes due 2025	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 26, 2015
10.1	W. P. Carey Inc. 1997 Non-Employee Directors’ Incentive Plan, as amended *	Incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.2	W. P. Carey Inc. 1997 Share Incentive Plan, as amended *	Incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.3	W. P. Carey Inc. (formerly W. P. Carey & Co. LLC) Long-Term Incentive Program as amended and restated effective as of September 28, 2012 *	Incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.4	W. P. Carey Inc. Amended and Restated Deferred Compensation Plan for Employees *	Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013

W. P. Carey 2015 10-K – 166

Exhibit No.	Description	Method of Filing
10.5	Amended and Restated W. P. Carey Inc. 2009 Share Incentive Plan *	Incorporated by reference to Appendix A of Schedule 14A filed April 30, 2013
10.6	Form of Share Option Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009
10.7	Form of Restricted Share Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009
10.8	Form of Restricted Share Unit Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.9	Form of Long-Term Performance Share Unit Award Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 7, 2015
10.10	W. P. Carey Inc. 2009 Non-Employee Directors’ Incentive Plan (the “2009 Directors Plan”) *	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013
10.11	Form of Restricted Share Agreement under the 2009 Directors Plan *	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013
10.12	Amended and Restated Advisory Agreement dated as of January 1, 2015 among Corporate Property Associates 17 – Global Incorporated, CPA:17 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.13	Amended and Restated Asset Management Agreement dated as of May 13, 2015 between Corporate Property Associates 17 – Global Incorporated, CPA:17 Limited Partnership and W. P. Carey & Co. B. V.	Incorporated by reference to Exhibit 10.3 to Corporate Property Associates 17 - Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 15, 2015
10.14	Amended and Restated Advisory Agreement, dated as of January 1, 2016, by and among Carey Watermark Investors Incorporated, CWI OP, LP, and Carey Lodging Advisors, LLC	Filed herewith
10.15	Amended and Restated Advisory Agreement, dated as of January 1, 2015 by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.16	Dealer Manager Agreement, dated as of May 7, 2013, by and between Corporate Property Associates 18 – Global Incorporated and Carey Financial, LLC	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed by Corporate Property Associates 18 – Global Incorporated on June 20, 2013
10.17
Second Amended and Restated Credit Agreement, dated as January 31, 2014 (the “Senior Unsecured Credit Facility”), by and among W. P. Carey, as Borrower, certain Subsidiaries of W. P. Carey identified therein, from time to time as Guarantors, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 3, 2014
10.18	Third amendment to the Senior Unsecured Credit Facility dated as of January 15, 2015	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 20, 2015
10.19	Employment Agreement dated as of January 15, 2015, by and among W. P. Carey Inc. and Trevor P. Bond*	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 16, 2015
10.20	Employment Agreement dated as of November 13, 2012, by and among W. P. Carey Inc. and Catherine D. Rice*	Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 26, 2013

W. P. Carey 2015 10-K – 167

Exhibit No.	Description	Method of Filing
10.21	Amended and Restated Asset Management Agreement dated as of May 13, 2015, by and among, Corporate Property Associates 18 - Global Incorporated, CPA:18 Limited Partnership and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.3 to Corporate Property Associates 18 - Global Incorporated's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 15, 2015
10.22	Advisory Agreement, dated as of February 9, 2015, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015
10.23	First Amendment to Advisory Agreement, dated as of June 30, 2015, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 7, 2015
10.24	Form of Dealer Manager Agreement dated as of February 9, 2015 by and between Carey Watermark Investors 2 Incorporated and Carey Financial, LLC	Incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.25	Investment Advisory Agreement, dated as of February 27, 2015, between Carey Credit Income Fund and Carey Credit Advisors, LLC	Incorporated by reference to Exhibit 99(g)(1) filed with Pre-Effective Amendment No. 3 to Carey Credit Income Fund 2015 T’s registration statement on Form N-2 filed on May 4, 2015
10.26	Investment Sub-Advisory Agreement, dated as of February 27, 2015, among Carey Credit Advisors, LLC, Guggenheim Partners Investment Management LLC and Carey Credit Income Fund	Incorporated by reference to Exhibit 99(g)(2) filed with Pre-Effective Amendment No. 3 to Carey Credit Income Fund 2015 T’s registration statement on Form N-2 filed on May 4, 2015
10.27	Separation Agreement, dated February 10, 2016, by and between W. P. Carey Inc. and Trevor P. Bond	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 10, 2016
12	Computations of Ratios of Earnings to Fixed Charges for the years ended December 31, 2015, 2014, 2013, 2012, and 2011	Filed herewith
18.1	Preferability letter of Independent Registered Public Accounting Firm	Incorporated by reference to Exhibit 18.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed November 5, 2013
21.1	List of Registrant Subsidiaries	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Director and Officer Indemnification Policy	Incorporated by reference to Exhibit 99.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
99.2	Financial Statements of Corporate Property Associates 16 – Global Incorporated	Incorporated by reference to Exhibit 99.2 to Annual Report on Form 10-K for the year ended December 31, 2013 filed March 3, 2014

W. P. Carey 2015 10-K – 168

Exhibit No.	Description	Method of Filing
101
The following materials from W. P. Carey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013, (iv) Consolidated Statements of Equity for the years ended December 31, 2015, 2014, and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II — Valuation and Qualifying Accounts, (viii) Schedule III — Real Estate and Accumulated Depreciation, (ix) Notes to Schedule III — Real Estate and Accumulated Depreciation, (x) Schedule IV — Mortgage Loans on Real Estate, and (xi) Notes to Schedule IV — Mortgage Loans on Real Estate.
Filed herewith
______________________
*The referenced exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15 (a)(3) of Form 10-K.

W. P. Carey 2015 10-K – 169

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.
Date:	February 26, 2016
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark J. DeCesaris	Director and Chief Executive Officer	February 26, 2016
Mark J. DeCesaris	(Principal Executive Officer)

/s/ Hisham A. Kader	Chief Financial Officer	February 26, 2016
Hisham A. Kader	(Principal Financial Officer)

/s/ ToniAnn Sanzone	Chief Accounting Officer	February 26, 2016
ToniAnn Sanzone	(Principal Accounting Officer)

/s/ Benjamin H. Griswold, IV	Chairman of the Board and Director	February 26, 2016
Benjamin H. Griswold, IV

/s/ Nathaniel S. Coolidge	Director	February 26, 2016
Nathaniel S. Coolidge

/s/ Axel K.A. Hansing	Director	February 26, 2016
Axel K.A. Hansing

/s/ Jean Hoysradt	Director	February 26, 2016
Jean Hoysradt

/s/ Dr. Karsten von Köller	Director	February 26, 2016
Dr. Karsten von Köller

/s/ Richard C. Marston	Director	February 26, 2016
Richard C. Marston

/s/ Robert E. Mittelstaedt, Jr.	Director	February 26, 2016
Robert E. Mittelstaedt, Jr.

/s/ Nicolaas J.M. van Ommen	Director	February 26, 2016
Nicolaas J.M. van Ommen

/s/ Charles E. Parente	Director	February 26, 2016
Charles E. Parente

/s/ Mary M. VanDeWeghe	Director	February 26, 2016
Mary M. VanDeWeghe

/s/ Reginald Winssinger	Director	February 26, 2016
Reginald Winssinger

W. P. Carey 2015 10-K – 170

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement	Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
3.2	Articles Supplementary	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 28, 2015
3.3	Third Amended and Restated Bylaws of W. P. Carey Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 22, 2016
4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
4.2	Indenture dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 14, 2014
4.3	First Supplemental Indenture dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 14, 2014
4.4	Form of Global Note Representing $500,000,000 Aggregate Principal Amount of 4.60% Senior Notes due 2024	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 14, 2014
4.5	Second Supplemental Indenture, dated as of January 21, 2015, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 21, 2015
4.6	Form of Note representing €500 Million Aggregate Principal Amount of 2.000% Senior Notes due 2023	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 21, 2015
4.7	Third Supplemental Indenture, dated January 26, 2015, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 26, 2015
4.8	Form of Note representing $450 Million Aggregate Principal Amount of 4.000% Senior Notes due 2025	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 26, 2015
10.1	W. P. Carey Inc. 1997 Non-Employee Directors’ Incentive Plan, as amended *	Incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.2	W. P. Carey Inc. 1997 Share Incentive Plan, as amended *	Incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.3	W. P. Carey Inc. (formerly W. P. Carey & Co. LLC) Long-Term Incentive Program as amended and restated effective as of September 28, 2012 *	Incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.4	W. P. Carey Inc. Amended and Restated Deferred Compensation Plan for Employees *	Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013

Exhibit No.	Description	Method of Filing
10.5	Amended and Restated W. P. Carey Inc. 2009 Share Incentive Plan *	Incorporated by reference to Appendix A of Schedule 14A filed April 30, 2013
10.6	Form of Share Option Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009
10.7	Form of Restricted Share Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009
10.8	Form of Restricted Share Unit Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.9	Form of Long-Term Performance Share Unit Award Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 7, 2015
10.10	W. P. Carey Inc. 2009 Non-Employee Directors’ Incentive Plan (the “2009 Directors Plan”) *	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013
10.11	Form of Restricted Share Agreement under the 2009 Directors Plan *	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013
10.12	Amended and Restated Advisory Agreement dated as of January 1, 2015 among Corporate Property Associates 17 – Global Incorporated, CPA:17 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.13	Amended and Restated Asset Management Agreement dated as of May 13, 2015 between Corporate Property Associates 17 – Global Incorporated, CPA:17 Limited Partnership and W. P. Carey & Co. B. V.	Incorporated by reference to Exhibit 10.3 to Corporate Property Associates 17 - Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 15, 2015
10.14	Amended and Restated Advisory Agreement, dated as of January 1, 2016, by and among Carey Watermark Investors Incorporated, CWI OP, LP, and Carey Lodging Advisors, LLC	Filed herewith
10.15	Amended and Restated Advisory Agreement, dated as of January 1, 2015 by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.16	Dealer Manager Agreement, dated as of May 7, 2013, by and between Corporate Property Associates 18 – Global Incorporated and Carey Financial, LLC	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed by Corporate Property Associates 18 – Global Incorporated on June 20, 2013
10.17
Second Amended and Restated Credit Agreement, dated as January 31, 2014 (the “Senior Unsecured Credit Facility”), by and among W. P. Carey, as Borrower, certain Subsidiaries of W. P. Carey identified therein, from time to time as Guarantors, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 3, 2014
10.18	Third amendment to the Senior Unsecured Credit Facility dated as of January 15, 2015	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 20, 2015
10.19	Employment Agreement dated as of January 15, 2015, by and among W. P. Carey Inc. and Trevor P. Bond*	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 16, 2015
10.20	Employment Agreement dated as of November 13, 2012, by and among W. P. Carey Inc. and Catherine D. Rice*	Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 26, 2013

Exhibit No.	Description	Method of Filing
10.21	Amended and Restated Asset Management Agreement dated as of May 13, 2015, by and among, Corporate Property Associates 18 - Global Incorporated, CPA:18 Limited Partnership and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.3 to Corporate Property Associates 18 - Global Incorporated's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 15, 2015
10.22	Advisory Agreement, dated as of February 9, 2015, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015
10.23	First Amendment to Advisory Agreement, dated as of June 30, 2015, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 7, 2015
10.24	Form of Dealer Manager Agreement dated as of February 9, 2015 by and between Carey Watermark Investors 2 Incorporated and Carey Financial, LLC	Incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.25	Investment Advisory Agreement, dated as of February 27, 2015, between Carey Credit Income Fund and Carey Credit Advisors, LLC	Incorporated by reference to Exhibit 99(g)(1) filed with Pre-Effective Amendment No. 3 to Carey Credit Income Fund 2015 T’s registration statement on Form N-2 filed on May 4, 2015
10.26	Investment Sub-Advisory Agreement, dated as of February 27, 2015, among Carey Credit Advisors, LLC, Guggenheim Partners Investment Management LLC and Carey Credit Income Fund	Incorporated by reference to Exhibit 99(g)(2) filed with Pre-Effective Amendment No. 3 to Carey Credit Income Fund 2015 T’s registration statement on Form N-2 filed on May 4, 2015
10.27	Separation Agreement, dated February 10, 2016, by and between W. P. Carey Inc. and Trevor P. Bond	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 10, 2016
12	Computations of Ratios of Earnings to Fixed Charges for the years ended December 31, 2015, 2014, 2013, 2012, and 2011	Filed herewith
18.1	Preferability letter of Independent Registered Public Accounting Firm	Incorporated by reference to Exhibit 18.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed November 5, 2013
21.1	List of Registrant Subsidiaries	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Director and Officer Indemnification Policy	Incorporated by reference to Exhibit 99.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
99.2	Financial Statements of Corporate Property Associates 16 – Global Incorporated	Incorporated by reference to Exhibit 99.2 to Annual Report on Form 10-K for the year ended December 31, 2013 filed March 3, 2014

Exhibit No.	Description	Method of Filing
101
The following materials from W. P. Carey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013, (iv) Consolidated Statements of Equity for the years ended December 31, 2015, 2014, and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II — Valuation and Qualifying Accounts, (viii) Schedule III — Real Estate and Accumulated Depreciation, (ix) Notes to Schedule III — Real Estate and Accumulated Depreciation, (x) Schedule IV — Mortgage Loans on Real Estate, and (xi) Notes to Schedule IV — Mortgage Loans on Real Estate.
Filed herewith
______________________
*The referenced exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15 (a)(3) of Form 10-K.