Form 10-Q
period 2016-03-31
W. P. Carey Inc.
filed 2016-05-05
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
or

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

Registrant has 104,871,813 shares of common stock, $0.001 par value, outstanding at April 29, 2016.

INDEX

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding our formal strategic review; capital markets; tenant credit quality; general economic overview; our expected range of Adjusted funds from operations, or AFFO; our corporate strategy; our capital structure; our portfolio lease terms; our international exposure and acquisition volume; our expectations about tenant bankruptcies and interest coverage; statements regarding estimated or future economic performance and results, including our underlying assumptions, occupancy rate, credit ratings, and possible new acquisitions by us and our investment management programs; the Managed Programs discussed herein, including their earnings; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust, or REIT; the amount and timing of any future dividends; our existing or future leverage and debt service obligations; our ability to sell shares under our “at the market” program; our future prospects for growth; our projected assets under management; our future capital expenditure levels; our historical and anticipated funds from operations; our future financing transactions; our estimates of growth; and our plans to fund our future liquidity needs. These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition, liquidity, results of operations, AFFO, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 26, 2016, or the 2015 Annual Report. Moreover, because we operate in a very competitive and rapidly-changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, potential investors are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

W. P. Carey 3/31/2016 10-Q – 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
Assets
Investments in real estate:
Real estate, at cost (inclusive of $883,703 and $923,253, respectively, attributable to variable interest entities, or VIEs)	$5,350,924	$5,309,925
Operating real estate, at cost (inclusive of $43,135 and $42,472, respectively, attributable to VIEs)	80,224	82,749
Accumulated depreciation (inclusive of $81,918 and $75,271, respectively, attributable to VIEs)	(414,623)	(381,529)
Net investments in properties	5,016,525	5,011,145
Net investments in direct financing leases (inclusive of $62,387 and $61,454, respectively, attributable to VIEs)	753,746	756,353
Assets held for sale	3,747	59,046
Net investments in real estate	5,774,018	5,826,544
Equity investments in the Managed Programs and real estate	281,546	275,473
Cash and cash equivalents (inclusive of $12,016 and $12,382, respectively, attributable to VIEs)	267,064	157,227
Due from affiliates	61,548	62,218
In-place lease and tenant relationship intangible assets, net (inclusive of $214,233 and $214,924, respectively, attributable to VIEs)	856,496	902,848
Goodwill	680,043	681,809
Above-market rent intangible assets, net (inclusive of $80,314 and $80,901, respectively, attributable to VIEs)	460,422	475,072
Other assets, net (inclusive of $36,613 and $37,161, respectively, attributable to VIEs)	322,114	360,898
Total assets	$8,703,251	$8,742,089
Liabilities and Equity
Liabilities:
Non-recourse debt, net (inclusive of $449,187 and $439,285, respectively, attributable to VIEs)	$2,247,993	$2,269,421
Senior Unsecured Notes, net	1,501,281	1,476,084
Senior Unsecured Credit Facility - Revolver	564,600	485,021
Senior Unsecured Credit Facility - Term Loan, net	249,790	249,683
Accounts payable, accrued expenses and other liabilities (inclusive of $92,403 and $97,441, respectively, attributable to VIEs)	281,844	342,374
Below-market rent and other intangible liabilities, net (inclusive of $45,572 and $45,850, respectively, attributable to VIEs)	132,363	154,315
Deferred income taxes (inclusive of $6,872 and $8,020, respectively, attributable to VIEs)	88,935	86,104
Distributions payable	103,990	102,715
Total liabilities	5,170,796	5,165,717
Redeemable noncontrolling interest	965	14,944
Commitments and contingencies (Note 12)
Equity:
W. P. Carey stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 104,866,351 and 104,448,777 shares, respectively, issued and outstanding	105	104
Additional paid-in capital	4,295,469	4,282,042
Distributions in excess of accumulated earnings	(786,217)	(738,652)
Deferred compensation obligation	60,550	56,040
Accumulated other comprehensive loss	(171,903)	(172,291)
Total W. P. Carey stockholders’ equity	3,398,004	3,427,243
Noncontrolling interests	133,486	134,185
Total equity	3,531,490	3,561,428
Total liabilities and equity	$8,703,251	$8,742,089

 See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2016 10-Q – 2

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues
Owned Real Estate:
Lease revenues	$175,244	$160,165
Lease termination income and other	32,541	3,209
Operating property revenues	6,902	7,112
Reimbursable tenant costs	6,309	5,939
	220,996	176,425
Investment Management:
Reimbursable costs	19,738	9,607
Asset management revenue	14,613	11,159
Structuring revenue	12,721	21,720
Dealer manager fees	2,172	1,274
Other advisory revenue	—	203
	49,244	43,963
	270,240	220,388
Operating Expenses
Depreciation and amortization	84,452	65,400
Reimbursable tenant and affiliate costs	26,047	15,546
General and administrative	21,438	29,768
Property expenses, excluding reimbursable tenant costs	17,772	9,364
Restructuring and other compensation	11,473	—
Stock-based compensation expense	6,607	7,009
Property acquisition and other expenses	5,566	5,676
Dealer manager fees and expenses	3,352	2,372
Subadvisor fees	3,293	2,661
Impairment charges	—	2,683
	180,000	140,479
Other Income and Expenses
Interest expense	(48,395)	(47,949)
Equity in earnings of equity method investments in the Managed Programs and real estate	15,011	11,723
Other income and (expenses)	3,871	(4,306)
	(29,513)	(40,532)
Income before income taxes and gain on sale of real estate	60,727	39,377
Provision for income taxes	(525)	(1,980)
Income before gain on sale of real estate	60,202	37,397
Gain on sale of real estate, net of tax	662	1,185
Net Income	60,864	38,582
Net income attributable to noncontrolling interests	(3,425)	(2,466)
Net Income Attributable to W. P. Carey	$57,439	$36,116

Basic Earnings Per Share	$0.54	$0.34
Diluted Earnings Per Share	$0.54	$0.34
Weighted-Average Shares Outstanding
Basic	105,939,161	105,303,679
Diluted	106,405,453	106,109,877

Distributions Declared Per Share	$0.9742	$0.9525

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2016 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Net Income	$60,864	$38,582
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	14,033	(114,080)
Realized and unrealized (loss) gain on derivative instruments	(11,775)	26,818
Change in unrealized gain on marketable securities	—	14
	2,258	(87,248)
Comprehensive Income (Loss)	63,122	(48,666)

Amounts Attributable to Noncontrolling Interests
Net income	(3,425)	(2,466)
Foreign currency translation adjustments	(1,870)	5,143
Comprehensive (income) loss attributable to noncontrolling interests	(5,295)	2,677
Comprehensive Income (Loss) Attributable to W. P. Carey	$57,827	$(45,989)

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2016 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Three Months Ended March 31, 2016 and 2015
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2016	104,448,777	$104	$4,282,042	$(738,652)	$56,040	$(172,291)	$3,427,243	$134,185	$3,561,428
Shares issued to a third party in connection with the redemption of a redeemable noncontrolling interest	217,011	1	13,418				13,419		13,419
Contributions from noncontrolling interests							—	90	90
Exercise of stock options and employee purchases under the employee share purchase plan	180	—	6				6		6
Grants issued in connection with services rendered	190,083	—	(6,662)				(6,662)		(6,662)
Shares issued under share incentive plans	10,300	—	(690)				(690)		(690)
Deferral of vested shares			(4,262)		4,262		—		—
Amortization of stock-based compensation expense			9,814				9,814		9,814
Redemption value adjustment			561				561		561
Distributions to noncontrolling interests							—	(6,084)	(6,084)
Distributions declared ($0.9742 per share)			1,242	(105,004)	248		(103,514)		(103,514)
Net income				57,439			57,439	3,425	60,864
Other comprehensive income (loss):
Foreign currency translation adjustments						12,163	12,163	1,870	14,033
Realized and unrealized loss on derivative instruments						(11,775)	(11,775)		(11,775)
Balance at March 31, 2016	104,866,351	$105	$4,295,469	$(786,217)	$60,550	$(171,903)	$3,398,004	$133,486	$3,531,490

W. P. Carey 3/31/2016 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
Three Months Ended March 31, 2016 and 2015
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2015	104,040,653	$104	$4,293,450	$(497,730)	$30,624	$(75,559)	$3,750,889	$139,846	$3,890,735
Contributions from noncontrolling interests							—	208	208
Exercise of stock options and employee purchases under the employee share purchase plan	3	—	—				—		—
Grants issued in connection with services rendered	279,621	—	(14,533)				(14,533)		(14,533)
Shares issued under share incentive plans	17,146	—	(717)				(717)		(717)
Deferral of vested shares			(24,288)		24,288		—		—
Windfall tax benefits - share incentive plans			5,276				5,276		5,276
Amortization of stock-based compensation expense			7,009				7,009		7,009
Redemption value adjustment			(7,303)				(7,303)		(7,303)
Distributions to noncontrolling interests							—	(2,354)	(2,354)
Distributions declared ($0.9525 per share)			5,064	(108,035)	1,837		(101,134)		(101,134)
Net income				36,116			36,116	2,466	38,582
Other comprehensive (loss) income:
Foreign currency translation adjustments						(108,937)	(108,937)	(5,143)	(114,080)
Realized and unrealized gain on derivative instruments						26,818	26,818		26,818
Change in unrealized gain on marketable securities						14	14		14
Balance at March 31, 2015	104,337,423	$104	$4,263,958	$(569,649)	$56,749	$(157,664)	$3,593,498	$135,023	$3,728,521

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2016 10-Q – 6

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows — Operating Activities
Net income	$60,864	$38,582
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	84,956	66,994
Straight-line rent, amortization of rent-related intangibles, and deferred rental revenue	(36,309)	10,364
Stock-based compensation expense	9,814	7,009
Allowance for credit losses	7,064	—
Management income received in shares of Managed REITs and other	(6,939)	(4,988)
Realized and unrealized (gain) loss on foreign currency transactions, derivatives, extinguishment of debt, and other	(3,914)	7,615
Deferred income taxes	(3,027)	(1,733)
Gain on sale of real estate	(662)	(1,185)
Equity in earnings of equity method investments in the Managed Programs and real estate in excess of distributions received	464	331
Impairment charges	—	2,683
Changes in assets and liabilities:
Deferred acquisition revenue received	7,560	8,738
Payments for withholding taxes upon delivery of equity-based awards and exercises of stock options	(7,352)	(15,250)
Increase in structuring revenue receivable	(2,266)	(6,645)
Net changes in other operating assets and liabilities	2,819	(31,586)
Net Cash Provided by Operating Activities	113,072	80,929
Cash Flows — Investing Activities
Proceeds from sale of real estate	103,689	13,119
Funding of short-term loans to affiliates	(20,000)	—
Proceeds from repayment of short-term loans to affiliates	20,000	—
Capital expenditures on owned real estate	(4,092)	(308)
Change in investing restricted cash	(3,074)	6,852
Investment in real estate under construction	(2,562)	(10,481)
Distributions received from equity investments in the Managed Programs and real estate in excess of equity income	1,935	1,473
Other investing activities, net	(1,130)	489
Capital expenditures on corporate assets	(761)	(882)
Proceeds from repayments of note receivable	195	9,970
Capital contributions to equity investments in real estate	(5)	—
Purchases of real estate	—	(385,603)
Net Cash Provided by (Used in) Investing Activities	94,195	(365,371)
Cash Flows — Financing Activities
Proceeds from Senior Unsecured Credit Facility	190,568	291,206
Repayments of Senior Unsecured Credit Facility	(130,000)	(877,685)
Distributions paid	(102,239)	(99,860)
Prepayments of mortgage principal	(36,894)	—
Scheduled payments of mortgage principal	(17,941)	(18,247)
Distributions paid to noncontrolling interests	(6,084)	(2,354)
Change in financing restricted cash	633	175
Payment of financing costs	(250)	(10,501)
Contributions from noncontrolling interests	90	208
Proceeds from exercise of stock options and employee purchases under the employee share purchase plan	6	—
Proceeds from issuance of Senior Unsecured Notes	—	1,022,303
Proceeds from mortgage financing	—	8,277
Windfall tax benefit associated with stock-based compensation awards	—	5,276
Net Cash (Used in) Provided by Financing Activities	(102,111)	318,798
Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	4,681	(25,648)
Net increase in cash and cash equivalents	109,837	8,708
Cash and cash equivalents, beginning of period	157,227	198,683
Cash and cash equivalents, end of period	$267,064	$207,391

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2016 10-Q – 7

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

Originally founded in 1973, we reorganized as a REIT in September 2012 in connection with our merger with Corporate Property Associates 15 Incorporated. We refer to that merger as the CPA®:15 Merger. On January 31, 2014, Corporate Property Associates 16 – Global Incorporated, or CPA®:16 – Global, merged with and into us, which we refer to as the CPA®:16 Merger. Our shares of common stock are listed on the New York Stock Exchange under the symbol “WPC.”

We have elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code. As a REIT, we are not generally subject to United States federal income taxation other than from our taxable REIT subsidiaries, or TRSs, as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We hold all of our real estate assets attributable to our Owned Real Estate segment under the REIT structure, while the activities conducted by our Investment Management segment subsidiaries have been organized under TRSs.

Through our TRSs, we also earn revenue as the advisor to publicly-owned, non-listed REITs, which are sponsored by us under the Corporate Property Associates, or CPA®, brand name and invest in similar properties. At March 31, 2016, we were the advisor to Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global, and Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global. We refer to CPA®:17 – Global and CPA®:18 – Global together as the CPA® REITs. We were also the advisor to CPA®:16 – Global until its merger with us on January 31, 2014. At March 31, 2016, we were also the advisor to Carey Watermark Investors Incorporated, referred to as CWI 1, and Carey Watermark Investors 2 Incorporated, or CWI 2, two publicly-owned, non-listed REITs that invest in lodging and lodging-related properties. We refer to CWI 1 and CWI 2 together as the CWI REITs and, together with the CPA® REITs, as the Managed REITs (Note 4). At March 31, 2016, we also served as the advisor to Carey Credit Income Fund, or CCIF, a business development company, or BDC (Note 7). We refer to CCIF and the two feeder funds of CCIF, or the CCIF Feeder Funds, collectively as the Managed BDCs and, together with the Managed REITs, as the Managed Programs.

Reportable Segments

Owned Real Estate — We own and invest in commercial properties principally in the United States, Europe, and Asia that are then leased to companies, primarily on a triple-net lease basis. We have also invested in several operating properties, such as lodging and self-storage properties. We earn lease revenues from our wholly-owned and co-owned real estate investments that we control. In addition, we generate equity income through co-owned real estate investments that we do not control and through our ownership of shares of the Managed Programs (Note 7). Through our special member interests in the operating partnerships of the Managed REITs, we also participate in their cash flows (Note 4). At March 31, 2016, our owned portfolio was comprised of our full or partial ownership interests in 866 properties, totaling approximately 89.3 million square feet, substantially all of which were net leased to 220 tenants, with an occupancy rate of 98.5%.

Investment Management — Through our TRSs, we structure and negotiate investments and debt placement transactions for the Managed REITs, for which we earn structuring revenue, and manage their portfolios of real estate investments, for which we earn asset-based management revenue. We also earn asset management revenue from CCIF based on the average of its gross assets at fair value. We may earn disposition revenue when we negotiate and structure the sale of properties on behalf of the Managed REITs, and we may also earn incentive revenue and receive other compensation in connection with providing liquidity events for the Managed REITs’ stockholders. At March 31, 2016, CPA®:17 – Global and CPA®:18 – Global collectively owned all or a portion of 431 properties, including certain properties in which we have an ownership interest. Substantially all of these properties, totaling approximately 49.9 million square feet, were net leased to 205 tenants, with an average occupancy rate of approximately 99.8%. The Managed REITs also had interests in 176 operating properties, totaling approximately 20.2 million square feet. We continue to explore alternatives for expanding our investment management operations beyond advising the existing Managed Programs. Any such expansion could involve the purchase of properties or other investments as principal, either for our owned portfolio or with the intention of transferring such investments to a newly-

W. P. Carey 3/31/2016 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

created fund. These new funds could invest primarily in assets other than net-lease real estate and could include funds raised through private placements or publicly-traded vehicles, either in the United States or internationally.

Note 2. Revisions of Previously-Issued Financial Statements

During the second quarter of 2015, we identified errors in the March 31, 2015 interim consolidated financial statements related to the calculation of foreign currency translation of the assets and liabilities of a foreign investment acquired in January 2015 and the presentation of certain foreign currency losses within the consolidated statement of cash flows for the three months ended March 31, 2015. We evaluated the impact on the previously-issued financial statements and concluded that these errors were not material to our consolidated financial statements as of and for the three months ended March 31, 2015. However, in order to correctly present such foreign currency translation and certain foreign currency losses, we elected to revise the previously-issued consolidated statements of comprehensive loss, equity, and cash flows for the three months ended March 31, 2015. The interim consolidated financial statements as of and for the three months ended June 30, 2015 and September 30, 2015 are not impacted by these adjustments.

The corrections of the foreign currency translation adjustments resulted in a $17.3 million decrease in Accumulated other comprehensive loss on the consolidated statement of equity with a corresponding reduction in Other comprehensive loss, Comprehensive loss, and Comprehensive loss attributable to W. P. Carey within the consolidated statement of comprehensive loss for the three months ended March 31, 2015 as compared to amounts previously presented. The correction of the presentation of the foreign currency losses within the consolidated statement of cash flows for the three months ended March 31, 2015 resulted in a $13.6 million increase in Net cash provided by operating activities, with a corresponding decrease to the Effect of exchange rate changes on cash as compared to the amounts previously presented.
The revisions described above had no effect on our cash balances or liquidity as of March 31, 2015, or the consolidated statements of income or basic and diluted earnings per share for the three months ended March 31, 2015.

During the year ended December 31, 2015, we determined that our presentation of common shares repurchased should be classified as a reduction to Common stock, for the par amount of the common shares repurchased, Additional paid-in capital, and Distributions in excess of accumulated earnings, and included as shares unissued within the consolidated financial statements. We previously classified common shares repurchased as Treasury stock in the consolidated financial statements. We evaluated the impact of this correction on previously-issued financial statements and concluded that they were not materially misstated. In order to conform previously-issued financial statements to the current period, we elected to revise previously-issued financial statements the next time such financial statements are filed to include the elimination of Treasury stock of $60.9 million, with corresponding reductions of Common stock and Additional paid-in capital of $28.8 million, and Distributions in excess of accumulated earnings of $32.1 million as of March 31, 2015. These revisions resulted in no change in Total equity within the consolidated statements of equity for the three months ended March 31, 2015.

Note 3. Basis of Presentation

Basis of Presentation

Our interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations, and cash flows in accordance with generally accepted accounting principles in the United States, or GAAP.

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations, and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2015, which are included in the 2015 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

W. P. Carey 3/31/2016 10-Q – 9

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

On January 1, 2016, we adopted the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Update, or ASU, 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, as described in the Recent Accounting Pronouncements section below, which amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a variable interest entity, or VIE, and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Fixed price purchase and renewal options within a lease, as well as certain decision-making rights within a loan or joint-venture agreement, can cause us to consider an entity a VIE. Limited partnerships and other similar entities which operate as a partnership will be considered a VIE unless the limited partners hold substantive kick-out rights or participation rights. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of the VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We performed this analysis on all of our subsidiary entities following the guidance in ASU 2015-02 to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our assessment, at March 31, 2016, we considered 33 entities VIEs, 26 of which we consolidated and seven of which we accounted for as an equity investment. As a part of this assessment, we determined that 13 entities that were previously classified as voting interest entities should now be classified as VIEs as of January 1, 2016 and therefore included in our VIE disclosures. However, there was no change in determining whether or not we consolidate these entities as a result of the new guidance. We elected to retrospectively adopt ASU 2015-02, which resulted in changes to our VIE disclosures within the consolidated balance sheets. There were no other changes to our consolidated balance sheets or results of operations for the periods presented.

At March 31, 2016, we had an investment in a tenancy-in-common interest in various underlying international properties. Consolidation of this investment is not required as such interest does not qualify as a VIE and does not meet the control requirement for consolidation. Accordingly, we account for this investment using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment provides us with significant influence on the operating and financial decisions of this investment.

Additionally, we own interests in single-tenant, net-leased properties leased to companies through noncontrolling interests in partnerships and limited liability companies that we do not control but over which we exercise significant influence. We account for these investments under the equity method of accounting. At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the jointly-owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits. At March 31, 2016, none of our equity investments had carrying values below zero.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

On January 1, 2016, we adopted ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30) as described in the Recent Accounting Pronouncements section below. ASU 2015-03 changes the presentation of debt issuance costs, which were previously recognized as an asset and requires that they be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. As a result of adopting this guidance, we reclassified $12.6 million of deferred financing costs, net from Other assets, net to Non-recourse debt, net, Senior Unsecured Notes, net, and Senior Unsecured Credit Facility - Term Loan, net as of December 31, 2015.

W. P. Carey 3/31/2016 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) — ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, but will apply to reimbursed tenant costs and revenues generated from our operating properties and our Investment Management business. Additionally, this guidance modifies disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year, until years beginning in 2018, with early adoption permitted but not before 2017, the original public company effective date. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810), which amends the current consolidation guidance, including modification of the guidance for evaluating whether limited partnerships and similar legal entities are VIEs or voting interest entities. The guidance does not amend the existing disclosure requirements for VIEs or voting interest model entities. The guidance, however, modified the requirements to qualify under the voting interest model. Under the revised guidance, ASU 2015-02 requires an entity to classify a limited liability company or a limited partnership as a VIE unless the partnership provides partners with either substantive kick-out rights or substantive participating rights over the managing member or general partner. Refer to the discussion in the Basis of Consolidation section above.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30). ASU 2015-03 changes the presentation of debt issuance costs, which were previously recognized as an asset, and requires that they be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 does not affect the recognition and measurement guidance for debt issuance costs. ASU 2015-03 is effective for periods beginning after December 15, 2015, early adoption is permitted and retrospective application is required. We adopted ASU 2015-03 on January 1, 2016 and have disclosed the reclassification of our debt issuance costs in the Reclassifications section above.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively. Instead, an acquirer will recognize a measurement period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, early adoption is permitted and prospective application is required for adjustments that are identified after the effective date of this update. We elected to early adopt ASU 2015-16 and implemented the standard prospectively beginning July 1, 2015. The adoption and implementation of the standard did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 - Leases (Topic 842), which outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces existing sale-leaseback guidance with a new model applicable to both lessees and lessors. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02 is effective for U.S. GAAP public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; for all other entities, the final lease standard will be effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application will be permitted for all entities. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented. We are in the process of evaluating the impact of the new standard on our business and on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05 - Derivatives and Hedging (Topic 815): Effect of derivative contract novations on existing hedge accounting relationships, which clarifies that a change in counterparty to a derivative contract in and of itself, does not require the dedesignation of a hedging relationship. ASU 2016-05 is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted and entities have the option of adopting this guidance on a prospective basis to new derivative contracts or on a modified retrospective basis. We elected to

W. P. Carey 3/31/2016 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

early adopt ASU 2016-05 on January 1, 2016 on a prospective basis and there was no impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07 - Investments - Equity Method and Joint Ventures (Topic 323), which simplifies the transition to the equity method of accounting. ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. Instead the equity method of accounting will be applied prospectively from the date significant influence is obtained. The new standard should be applied prospectively for investments that qualify for the equity method of accounting in interim and annual periods beginning after December 15, 2016. Early adoption is permitted and we elected to early adopt this standard as of January 1, 2016. The adoption of this standard had no impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 - Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification Topic 718, Compensation-Stock Based Compensation to simplify various aspects of how share-based payments are accounted for and presented in the financial statements including (i) reflecting income tax effects of share-based payments through the income statement, (ii) allowing statutory tax withholding requirements at the employees’ maximum individual tax rate without requiring awards to be classified as liabilities and (iii) permitting an entity to make an accounting policy election for the impact of forfeitures on the recognition of expense. ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2016-09 on our consolidated financial statements.

Note 4. Agreements and Transactions with Related Parties

Advisory Agreements with the Managed Programs

We have advisory agreements with each of the Managed Programs, pursuant to which we earn fees and are entitled to receive reimbursement for fund management expenses, as well as cash distributions. We also earn fees for serving as the dealer-manager of the public offerings of the Managed Programs. Unless otherwise renewed, the advisory agreements with each of the CPA® REITs and with the CWI REITs are scheduled to expire on December 31, 2016. The advisory agreement with CCIF, which commenced February 27, 2015, is subject to renewal on or before February 26, 2017.

The following tables present a summary of revenue earned and/or cash received from the Managed Programs for the periods indicated, included in the consolidated financial statements. Asset management revenue excludes amounts received from third parties (in thousands):

	Three Months Ended March 31,
	2016	2015
Reimbursable costs from affiliates	$19,738	$9,607
Asset management revenue	14,590	11,112
Structuring revenue	12,721	21,720
Distributions of Available Cash	10,981	8,806
Dealer manager fees	2,172	1,274
Interest income on deferred acquisition fees and loans to affiliates	194	153
Other advisory revenue	—	203
	$60,396	$52,875

	Three Months Ended March 31,
	2016	2015
CPA®:17 – Global	$18,192	$21,676
CPA®:18 – Global	8,541	18,940
CWI 1	11,449	12,259
CWI 2	20,534	—
CCIF	1,680	—
	$60,396	$52,875

W. P. Carey 3/31/2016 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of amounts included in Due from affiliates in the consolidated financial statements (in thousands):

	March 31, 2016	December 31, 2015
Deferred acquisition fees receivable	$28,101	$33,386
Accounts receivable	21,181	15,711
Current acquisition fees receivable	4,491	4,909
Reimbursable costs	4,486	5,579
Asset management fees receivable	2,303	2,172
Organization and offering costs	986	461
	$61,548	$62,218

Asset Management Revenue

Under the advisory agreements with the Managed Programs, we earn asset management revenue for managing their investment portfolios. The following table presents a summary of our asset management fee arrangements with the Managed Programs:

Managed Program	Rate	Payable	Description
CPA®:17 – Global	0.5% - 1.75%	50% in cash and 50% in shares of its common stock	Rate depends on the type of investment and is based on the average market or average equity value, as applicable
CPA®:18 – Global	0.5% - 1.5%	In shares of its class A common stock	Rate depends on the type of investment and is based on the average market or average equity value, as applicable
CWI 1	0.5%	In cash	Rate is based on the average market value of the investment; we are required to pay 20% of the asset management revenue we receive to the subadvisor
CWI 2	0.55%	In shares of its class A common stock	Rate is based on the average market value of the investment; we are required to pay 25% of the asset management revenue we receive to the subadvisor
CCIF	1.75% - 2.00%	In cash	Based on the average of gross assets at fair value; we are required to pay 50% of the asset management revenue we receive to the subadvisor

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

W. P. Carey 3/31/2016 10-Q – 13

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
Based on the total aggregate cost of the lodging investments made; loan refinancing transactions up to 1% of the principal amount; we are required to pay 20% and 25% to the subadvisor of CWI 1 and CWI 2, respectively; total limited to 6% of the contract prices in aggregate

Reimbursable Costs from Affiliates

The Managed Programs reimburse us for certain costs that we incur on their behalf, which consist primarily of broker-dealer commissions, marketing costs, an annual distribution and shareholder servicing fee, or Shareholder Servicing Fee, and certain personnel and overhead costs, as applicable. The following tables present summaries of such fee arrangements:

Broker-Dealer Selling Commissions

Managed Program	Rate	Payable	Description
CWI 2 Class A Shares	$0.70	In cash upon share settlement; 100% re-allowed to broker-dealers	Per share sold
CPA®:18 – Global Class C Shares	$0.14	In cash upon share settlement; 100% re-allowed to broker-dealers	Per share sold; this offering closed in April 2015
CWI 2 Class T Shares	$0.19	In cash upon share settlement; 100% re-allowed to broker-dealers	Per share sold
CCIF Feeder Funds	0% - 3%	In cash upon share settlement; 100% re-allowed to broker-dealers	Based on the selling price of each share sold

W. P. Carey 3/31/2016 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Dealer Manager Fees

Managed Program	Rate	Payable	Description
CWI 2 Class A Shares	$0.30	Per share sold	In cash upon share settlement; a portion may be re-allowed to broker-dealers
CPA®:18 – Global Class C Shares	$0.21	Per share sold	In cash upon share settlement; a portion may be re-allowed to broker-dealers; this offering closed in April 2015
CWI 2 Class T Shares	$0.26	Per share sold	In cash upon share settlement; a portion may be re-allowed to broker-dealers
CCIF Feeder Funds	2.75% - 3.0%	Based on the selling price of each share sold	In cash upon share settlement; a portion may be re-allowed to broker-dealers

Annual Distribution and Shareholder Servicing Fee

Managed Program	Rate	Payable	Description
CPA®:18 – Global Class C Shares	1.0%	Accrued daily and payable quarterly in arrears in cash; a portion may be re-allowed to selected dealers	Based on the purchase price per share sold or, once reported, the net asset value per share; cease paying when underwriting compensation from all sources equals 10% of gross offering proceeds
CWI 2 Class T Shares	1.0%	Accrued daily and payable quarterly in arrears in cash; a portion may be re-allowed to selected dealers
Based on the purchase price per share sold or, once reported, the net asset value per share; cease paying on the earlier of six years or when underwriting compensation from all sources equals 10% of gross offering proceeds

Personnel and Overhead Costs

Managed Program	Payable	Description
CPA®:17 – Global and CPA®:18 – Global	In cash
Personnel and overhead costs, excluding those related to our legal transactions group, our senior management, and our investments team, are charged to the CPA® REITs based on the average of the trailing 12-month aggregate reported revenues of the Managed REITs and us, and are capped at 2.2% and 2.4% of each CPA® REIT’s pro rata lease revenues for 2016 and 2015, respectively; for the legal transactions group, costs are charged according to a fee schedule

CWI 1	In cash	Actual expenses incurred; allocated between the CWI REITs based on the percentage of their total pro rata hotel revenues for the most recently completed quarter
CWI 2	In cash	Actual expenses incurred; allocated between the CWI REITs based on the percentage of their total pro rata hotel revenues for the most recently completed quarter
CCIF and CCIF Feeder Funds	In cash	Actual expenses incurred

Organization and Offering Costs

Managed Program	Payable	Description
CWI 2	In cash; within 60 days after the end of the quarter in which the offering terminates	Actual costs incurred from 1.5% through 4.0% of the gross offering proceeds, depending on the amount raised
CCIF and CCIF Feeder Funds	In cash; payable monthly	Up to 1.5% of the gross offering proceeds

W. P. Carey 3/31/2016 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

For CCIF, total reimbursements to us for personnel and overhead costs and organization and offering costs may not exceed 18% of total Front End Fees, as defined in its Declaration of Trust, so that total funds available for investment may not be lower than 82% of total gross proceeds.

Expense Support and Conditional Reimbursements

Under the expense support and conditional reimbursement agreement we have with each of the CCIF Feeder Funds, we and the CCIF subadvisor are obligated to reimburse the CCIF Feeder Funds for 50% of the excess of the cumulative distributions paid to the CCIF Feeder Funds’ shareholders over the available operating funds on a monthly basis. Following any month in which the available operating funds exceed the cumulative distributions paid to its shareholders, the excess operating funds are used to reimburse us and the CCIF subadvisor for any expense payment we made within three years prior to the last business day of such months that have not been previously reimbursed by the CCIF Feeder Fund, up to the lesser of (i) 1.75% of each CCIF Feeder Fund’s average net assets or (ii) the percentage of each CCIF Feeder Fund’s average net assets attributable to its common shares represented by other operating expenses during the fiscal year in which such expense support payment from us and the CCIF’s subadvisor was made, provided that the effective rate of distributions per share at the time of reimbursement is not less than such rate at the time of expense payment.

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

During 2015, various loans aggregating $185.4 million were made to the Managed Programs, all of which were repaid during 2015. All of the loans were made at an interest rate equal to the London Interbank Offered Rate, or LIBOR, as of the issue date, plus 1.1%. During 2015, we arranged credit agreements for each of CPA®:17 – Global, CWI 1, and CCIF, and our board of directors terminated its previous authorizations to provide loans to CPA®:17 – Global and CWI 1. During the three months ended March 31, 2016, our board of directors terminated its previous authorizations to provide loans to CPA®:18 – Global and CCIF.

On January 20, 2016, we made a $20.0 million loan to CWI 2, which was repaid in full on February 20, 2016.

Other

On February 2, 2016, an entity in which we, one of our employees, and third parties owned 38.3%, 0.5%, and 61.2%, respectively, and which we consolidated, sold a self-storage property (Note 16). In connection with the sale, we made a distribution of $0.1 million to the employee, representing their share of the net proceeds from the sale.

At March 31, 2016, we owned interests ranging from 3% to 90% in jointly-owned investments, including a jointly-controlled tenancy-in-common interest in several properties, with the remaining interests generally held by affiliates, and stock of each of the Managed REITs and CCIF. We consolidate certain of these investments and account for the remainder under the equity method of accounting (Note 7).

W. P. Carey 3/31/2016 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Net Investments in Properties

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, and real estate under construction, is summarized as follows (in thousands):

	March 31, 2016	December 31, 2015
Land	$1,172,868	$1,160,567
Buildings	4,175,564	4,147,644
Real estate under construction	2,492	1,714
Less: Accumulated depreciation	(405,684)	(372,735)
	$4,945,240	$4,937,190

During the three months ended March 31, 2016, the U.S. dollar weakened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro at March 31, 2016 increased by 4.6% to $1.1385 from $1.0887 at December 31, 2015. As a result, the carrying value of our Real estate increased by $58.9 million from December 31, 2015 to March 31, 2016.

During the three months ended March 31, 2016, we did not acquire any properties. During the three months ended March 31, 2016, we sold four properties and a parcel of vacant land (Note 16). As a result, the carrying value of our Real estate decreased by $28.0 million from December 31, 2015 to March 31, 2016.

Operating Real Estate

At March 31, 2016, Operating real estate consisted of our investments in two hotels. At December 31, 2015, Operating real estate consisted of our investments in two hotels and one self-storage property. During the three months ended March 31, 2016, we sold one self-storage property, and as a result, the carrying value of our Operating real estate decreased by $2.3 million from December 31, 2015 to March 31, 2016 (Note 16). Below is a summary of our Operating real estate (in thousands):

	March 31, 2016	December 31, 2015
Land	$6,041	$6,578
Buildings	74,183	76,171
Less: Accumulated depreciation	(8,939)	(8,794)
	$71,285	$73,955

Assets Held for Sale

Below is a summary of our properties held for sale (in thousands):

	March 31, 2016	December 31, 2015
Real estate, net	$3,747	$59,046
Assets held for sale	$3,747	$59,046

At March 31, 2016, we had one property classified as Assets held for sale. At December 31, 2015, we had two properties classified as Assets held for sale, one of which was sold during the three months ended March 31, 2016.

W. P. Carey 3/31/2016 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Note 6. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in direct financing leases, notes receivable, and deferred acquisition fees. Operating leases are not included in finance receivables as such amounts are not recognized as an asset in the consolidated financial statements. Our note receivable is included in Other assets, net in the consolidated financial statements. Earnings from our note receivable are included in Lease termination income and other in the consolidated financial statements.

Net Investments in Direct Financing Leases

Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $18.3 million and $18.8 million for the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016, the U.S. dollar weakened against the euro, resulting in a $14.6 million increase in the carrying value of Net investments in direct financing leases from December 31, 2015 to March 31, 2016. During the three months ended March 31, 2016, we reclassified 31 properties with a carrying value of $9.7 million from Net investments in direct financing leases to Real estate, at cost in connection with the extensions of the underlying leases.

Note Receivable

At March 31, 2016 and December 31, 2015, we had a note receivable with an outstanding balance of $10.5 million and $10.7 million, respectively, representing the expected future payments under a sales type lease, which was included in Other assets, net in the consolidated financial statements.

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

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. As of March 31, 2016 and December 31, 2015, we had allowances for credit losses of $15.8 million and $8.7 million, respectively, on a direct financing lease. During the three months ended March 31, 2016, we increased the allowance by $7.1 million, which was recorded in Property expenses, excluding reimbursable tenant costs in the consolidated financial statements, due to a decline in the estimated amount of future payments we will receive from the tenant, including the possible early termination of the direct financing lease. At both March 31, 2016 and December 31, 2015, none of the balances of our finance receivables were past due. Other than the lease extensions noted under Net Investments in Direct Financing Leases above and the allowance for credit losses discussed above, there were no modifications of finance receivables during the three months ended March 31, 2016 or the year ended December 31, 2015. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the first quarter of 2016. We believe the credit quality of our deferred acquisition fees receivable falls under category one, as the CPA® REITs are expected to have the available cash to make such payments.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
1	2	2	$26,154	$90,818
2	4	3	70,769	53,492
3	22	23	563,225	512,724
4	5	6	102,184	110,002
5	1	—	1,921	—
			$764,253	$767,036

W. P. Carey 3/31/2016 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

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

The following table presents Equity in earnings of equity method investments in the Managed Programs and real estate, which represents our proportionate share of the income or losses of these investments, as well as certain adjustments related to other-than-temporary impairment charges and amortization of basis differences related to purchase accounting adjustments (in thousands):

	Three Months Ended March 31,
	2016	2015
Distributions of Available Cash (Note 4)	$10,981	$8,806
Proportionate share of earnings from equity investments in the Managed Programs	1,112	307
Amortization of basis differences on equity investments in the Managed Programs	(239)	(295)
Total equity earnings from the Managed Programs	11,854	8,818
Equity earnings from other equity investments	4,102	3,816
Amortization of basis differences on other equity investments	(945)	(911)
Equity in earnings of equity method investments in the Managed Programs and real estate	$15,011	$11,723

Managed Programs

We own interests in the Managed Programs and account for these interests under the equity method because, as their advisor and through our ownership of their common stock, we do not exert control over, but we do have the ability to exercise significant influence on, the Managed Programs. Operating results of the Managed REITs are included in the Owned Real Estate segment and operating results of CCIF are included in the Investment Management segment.

The following table sets forth certain information about our investments in the Managed Programs (dollars in thousands):

	% of Outstanding Shares Owned at		Carrying Amount of Investment at
Fund	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
CPA®:17 – Global	3.177%	3.087%	$90,836	$87,912
CPA®:17 – Global operating partnership	0.009%	0.009%	—	—
CPA®:18 – Global	0.940%	0.735%	11,806	9,279
CPA®:18 – Global operating partnership	0.034%	0.034%	209	209
CWI 1	1.124%	1.131%	12,262	12,619
CWI 1 operating partnership	0.015%	0.015%	—	—
CWI 2	0.389%	0.379%	1,661	949
CWI 2 operating partnership	0.015%	0.015%	300	300
CCIF	36.713%	47.882%	21,931	22,214
			$139,005	$133,482

CPA®:17 – Global — The carrying value of our investment in CPA®:17 – Global at March 31, 2016 includes asset management fees receivable, for which 122,304 shares of CPA®:17 – Global common stock were issued during the second quarter of 2016. We received distributions from this investment during the three months ended March 31, 2016 and 2015 of $1.9 million and $1.4 million, respectively. We received distributions from our investment in the CPA®:17 – Global operating partnership during the three months ended March 31, 2016 and 2015 of $6.7 million and $6.1 million, respectively.

W. P. Carey 3/31/2016 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

CPA®:18 – Global — The carrying value of our investment in CPA®:18 – Global at March 31, 2016 includes asset management fees receivable, for which 103,955 shares of CPA®:18 – Global class A common stock were issued during the second quarter of 2016. We received distributions from this investment during the three months ended March 31, 2016 of $0.2 million. We received distributions from our investment in the CPA®:18 – Global operating partnership during the three months ended March 31, 2016 and 2015 of $1.3 million and $0.9 million, respectively.

CWI 1 — We received distributions from this investment during the three months ended March 31, 2016 of $0.2 million. We received distributions from our investment in the CWI 1 operating partnership during the three months ended March 31, 2016 and 2015 of $2.5 million and $1.8 million, respectively.

CWI 2 — The carrying value of our investment in CWI 2 at March 31, 2016 includes asset management fees receivable, for which 26,550 shares of class A common stock of CWI 2 were issued during the second quarter of 2016. We received distributions from this investment during the three months ended March 31, 2016 of less than $0.1 million. On March 27, 2015, we purchased a 0.015% special general partnership interest in the CWI 2 operating partnership for $0.3 million. This special general partnership interest entitles us to receive distributions of our proportionate share of earnings up to 10% of the Available Cash from the CWI 2 operating partnership (Note 4). During the three months ended March 31, 2016, we received $0.5 million of distributions from this investment.

CCIF — We received $0.1 million of distributions from our investment in CCIF during the three months ended March 31, 2016.

At March 31, 2016 and December 31, 2015, the aggregate unamortized basis differences on our equity investments in the Managed Programs were $28.5 million and $27.4 million, respectively.

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

The following table sets forth our ownership interests in our equity investments in real estate, excluding the Managed Programs, and their respective carrying values (dollars in thousands):

		Ownership Interest at	Carrying Value at
Lessee	Co-owner	March 31, 2016	March 31, 2016	December 31, 2015
The New York Times Company	CPA®:17 – Global	45%	$70,586	$70,976
Frontier Spinning Mills, Inc.	CPA®:17 – Global	40%	24,163	24,288
Beach House JV, LLC (a)	Third Party	N/A	15,105	15,318
Actebis Peacock GmbH (b)	CPA®:17 – Global	30%	12,729	12,186
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (b)	CPA®:17 – Global	33%	10,136	9,507
C1000 Logistiek Vastgoed B.V. (b) (c)	CPA®:17 – Global	15%	9,462	9,381
Wanbishi Archives Co. Ltd. (d)	CPA®:17 – Global	3%	360	335
			$142,541	$141,991
__________

(a)	This investment is a preferred equity position.

(b)	The carrying value of this investment is affected by fluctuations in the exchange rate of the euro.

(c)
This investment represents a tenancy-in-common interest, whereby the property is encumbered by the debt for which we are jointly and severally liable. For this investment, the co-obligor is CPA®:17 – Global and the amount due under the arrangement was approximately $75.0 million at March 31, 2016. Of this amount, $11.3 million represents the amount we agreed to pay and is included within the carrying value of the investment at March 31, 2016.

(d)	The carrying value of this investment is affected by fluctuations in the exchange rate of the yen.

W. P. Carey 3/31/2016 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

We received aggregate distributions of $4.0 million and $3.1 million from our other unconsolidated real estate investments for the three months ended March 31, 2016 and 2015, respectively. At both March 31, 2016 and December 31, 2015, the aggregate unamortized basis differences on our unconsolidated real estate investments were $5.7 million.

As of March 31, 2016, we had six unconsolidated VIEs among our interests in unconsolidated real estate investments and one unconsolidated VIE among our interests in the Managed Programs. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performances. We account for our investments in these entities under the equity method. As of March 31, 2016 and December 31, 2015, the carrying amount of our investments in these entities was $155.0 million and $154.8 million, respectively, and our maximum exposure to loss in these entities was limited to our investments in the entities.

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

The following table presents a reconciliation of our goodwill (in thousands):

	Owned Real Estate	Investment Management	Total
Balance at January 1, 2016	$618,202	$63,607	$681,809
Foreign currency translation adjustments and other	4,133	—	4,133
Allocation of goodwill to the cost basis of properties sold or classified as held for sale	(5,899)	—	(5,899)
Balance at March 31, 2016	$616,436	$63,607	$680,043

W. P. Carey 3/31/2016 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Management contracts	$32,765	$(32,765)	$—	$32,765	$(32,765)	$—
Internal-use software development costs	18,447	(2,770)	15,677	18,188	(2,038)	16,150
	51,212	(35,535)	15,677	50,953	(34,803)	16,150
Lease Intangibles:
In-place lease and tenant relationship	1,161,523	(305,027)	856,496	1,205,585	(302,737)	902,848
Above-market rent	648,822	(188,400)	460,422	649,035	(173,963)	475,072
Below-market ground lease	26,182	(1,076)	25,106	25,403	(889)	24,514
	1,836,527	(494,503)	1,342,024	1,880,023	(477,589)	1,402,434
Unamortizable Goodwill and Indefinite-Lived Intangible Assets
Goodwill	680,043	—	680,043	681,809	—	681,809
Trade name	3,975	—	3,975	3,975	—	3,975
Below-market ground lease	936	—	936	895	—	895
	684,954	—	684,954	686,679	—	686,679
Total intangible assets	$2,572,693	$(530,038)	$2,042,655	$2,617,655	$(512,392)	$2,105,263

Amortizable Intangible Liabilities
Below-market rent	$(137,951)	$33,506	$(104,445)	$(171,199)	$44,873	$(126,326)
Above-market ground lease	(13,154)	1,947	(11,207)	(13,052)	1,774	(11,278)
	(151,105)	35,453	(115,652)	(184,251)	46,647	(137,604)
Unamortizable Intangible Liabilities
Below-market purchase option	(16,711)	—	(16,711)	(16,711)	—	(16,711)
Total intangible liabilities	$(167,816)	$35,453	$(132,363)	$(200,962)	$46,647	$(154,315)

Net amortization of intangibles, including the effect of foreign currency translation, was $46.3 million and $44.0 million for the three months ended March 31, 2016 and 2015, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues; amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization; and amortization of above-market ground lease and below-market ground lease intangibles is included in Property expenses, excluding reimbursable tenant costs.

Note 9. Fair Value Measurements

The fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities, and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps, interest rate swaps, foreign currency forward contracts, and foreign currency collars; and Level 3, for securities that do not fall into Level 1 or Level 2 and for which little or no market data exists, therefore requiring us to develop our own assumptions.

W. P. Carey 3/31/2016 10-Q – 22

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

Derivative Assets — Our derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of an interest rate cap, stock warrants, foreign currency forward contracts, and foreign currency collars (Note 10). The interest rate cap, foreign currency forward contracts, and foreign currency collars were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. The stock warrants were measured at fair value using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3 because these assets are not traded in an active market.

Derivative Liabilities — Our derivative liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, are comprised of interest rate swaps and foreign currency collars (Note 10). These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 because they are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

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

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during either the three months ended March 31, 2016 or 2015.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		March 31, 2016		December 31, 2015
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt, net (a) (b)	3	$2,247,993	$2,272,258	$2,269,421	$2,293,542
Senior Unsecured Notes, net (a) (c)	2	1,501,281	1,489,586	1,476,084	1,459,544
Note receivable (b)	3	10,508	10,222	10,689	10,610
__________

(a)
In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net, Senior Unsecured Notes, net, and Senior Unsecured Credit Facility - Term Loan, net as of December 31, 2015 (Note 3).

(b)
We determined the estimated fair value of these financial instruments using a discounted cash flow model that estimates the present value of the future loan payments by discounting such payments at current estimated market interest rates. The estimated market interest rates take into account interest rate risk and the value of the underlying collateral, which includes quality of the collateral, the credit quality of the tenant/obligor, and the time until maturity.

(c)
We determined the estimated fair value of the Senior Unsecured Notes (Note 11) using quoted market prices in an open market with limited trading volume where available. In cases where there was no trading volume, we determined the estimated fair value using a discounted cash flow model using a rate that reflects the average yield of similar market participants.

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both March 31, 2016 and December 31, 2015.

W. P. Carey 3/31/2016 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. For investments in real estate held for use for which an impairment indicator is identified, we follow a two-step process to determine whether the investment is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the future undiscounted net cash flows that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. If this amount is less than the carrying value, the property’s asset group is considered to be not recoverable. We then measure the impairment charge as the excess of the carrying value of the property’s asset group over the estimated fair value of the property’s asset group, which is primarily determined using market information such as recent comparable sales, broker quotes, or third-party appraisals. If relevant market information is not available or is not deemed appropriate, we perform a future net cash flow analysis, discounted for inherent risk associated with each investment. We determined that the significant inputs used to value these investments fall within Level 3 for fair value reporting. As a result of our assessments, we calculated impairment charges based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.

The following table presents information about our other assets for which we recorded an impairment charge that were measured at fair value on a non-recurring basis (in thousands):

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges
Real estate	$—	$—	$5,294	$2,683
		$—		$2,683

We did not recognize impairment charges during the three months ended March 31, 2016. During the three months ended March 31, 2015, we recognized impairment charges totaling $2.7 million on two properties in order to reduce the carrying values of the properties to their estimated fair values. The fair value measurements for the properties approximated their estimated selling prices and the properties were subsequently sold during 2015.

Note 10. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are four main components of economic risk that impact us: interest rate risk, credit risk, market risk, and foreign currency risk. We are primarily subject to interest rate risk on our interest-bearing liabilities, including our Senior Unsecured Credit Facility and Senior Unsecured Notes (Note 11), at March 31, 2016. Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, as well as changes in the value of our other securities and the shares we hold in the Managed REITs due to changes in interest rates or other market factors. We own investments in Europe, Asia, Australia, and Canada and are subject to risks associated with fluctuating foreign currency exchange rates.

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

W. P. Carey 3/31/2016 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

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

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Foreign currency forward contracts	Other assets, net	$29,730	$38,975	$—	$—
Foreign currency collars	Other assets, net	5,918	7,718	—	—
Interest rate cap	Other assets, net	—	—	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(6,644)	(4,762)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(564)	—
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	3,618	3,618	—	—
Interest rate swaps (a)	Other assets, net	—	9	—	—
Interest rate swaps (a)	Accounts payable, accrued expenses and other liabilities	—	—	(1,614)	(2,612)
Total derivatives		$39,266	$50,320	$(8,822)	$(7,374)
__________

(a)	These interest rate swaps do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the underlying variable-rate debt.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both March 31, 2016 and December 31, 2015, no cash collateral had been posted nor received for any of our derivative positions.

W. P. Carey 3/31/2016 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of (Loss) Gain Recognized on Derivatives in Other Comprehensive Income (Loss) (Effective Portion) (a)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2016	2015
Foreign currency forward contracts	$(7,174)	$21,590
Foreign currency collars	(2,386)	6,110
Interest rate swaps	(1,971)	(1,182)
Interest rate cap	3	(1)
Derivatives in Net Investment Hedging Relationships (b)
Foreign currency forward contracts	(2,261)	3,657
Total	$(13,789)	$30,174

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss) (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2016	2015
Foreign currency forward contracts	Other income and (expenses)	$1,610	$1,853
Interest rate swaps and cap	Interest expense	(535)	(608)
Foreign currency collars	Other income and (expenses)	432	—
Total		$1,507	$1,245
__________

(a)	Excludes net losses of $0.2 million and net gains of $0.4 million recognized on unconsolidated jointly-owned investments for the three months ended March 31, 2016 and 2015, respectively.

(b)
The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive income (loss) until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

Amounts reported in Other comprehensive income (loss) related to interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. As of March 31, 2016, we estimate that an additional $1.9 million and $6.9 million will be reclassified as interest expense and other income, respectively, during the next 12 months.

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2016	2015
Interest rate swaps	Other income and (expenses)	$1,074	$973
Foreign currency collars	Other income and (expenses)	(275)	362
Stock warrants	Other income and (expenses)	—	(335)
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps (a)	Interest expense	115	148
Foreign currency collars	Other income and (expenses)	24	12
Foreign currency forward contracts	Other income and (expenses)	(21)	5
Total		$917	$1,165
__________

(a)	Relates to the ineffective portion of the hedging relationship.

W. P. Carey 3/31/2016 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

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

The interest rate swaps and cap that our consolidated subsidiaries had outstanding at March 31, 2016 are summarized as follows (currency in thousands):

	Number of Instruments	Notional Amount		Fair Value at March 31, 2016 (a)
Interest Rate Derivatives
Designated as Cash Flow Hedging Instruments
Interest rate swaps	13	121,167	USD	$(6,063)
Interest rate swaps	1	5,986	EUR	(581)
Interest rate cap (b)	1	40,190	EUR	—
Not Designated as Cash Flow Hedging Instruments
Interest rate swaps (c)	2	105,078	EUR	(1,593)
Interest rate swaps (c)	1	3,094	USD	(21)
				$(8,258)
__________

(a)	Fair value amounts are based on the exchange rate of the euro at March 31, 2016, as applicable.

(b)	The applicable interest rate of the related debt was 0.8%, which was below the strike price of the cap of 3.0% at March 31, 2016.

(c)	These interest rate swaps do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the underlying variable-rate debt.

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

In order to hedge certain of our foreign currency cash flow exposures, we enter into foreign currency forward contracts and collars. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. Our foreign currency forward contracts and foreign currency collars have a maturity of 78 months or less from trade date.

W. P. Carey 3/31/2016 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the foreign currency derivative contracts we had outstanding at March 31, 2016, which were designated as cash flow hedges (currency in thousands):

	Number of Instruments	Notional Amount		Fair Value at March 31, 2016
Foreign Currency Derivatives
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	48	120,520	EUR	$21,396
Foreign currency collars	20	45,850	GBP	4,707
Foreign currency forward contracts	15	19,102	AUD	1,468
Foreign currency forward contracts	11	5,880	GBP	743
Foreign currency collars	22	82,825	EUR	647
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	5	84,522	AUD	6,123
				$35,084

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of March 31, 2016. At March 31, 2016, our total credit exposure and the maximum exposure to any single counterparty was $33.7 million and $20.9 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At March 31, 2016, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $9.6 million and $8.2 million at March 31, 2016 and December 31, 2015, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at March 31, 2016 or December 31, 2015, we could have been required to settle our obligations under these agreements at their aggregate termination value of $10.0 million and $8.3 million, respectively.

Net Investment Hedges

At March 31, 2016 and December 31, 2015, the amounts borrowed in euro outstanding under our Revolver (Note 11) were €387.0 million and €361.0 million, respectively. Additionally, we have issued euro-denominated senior notes with a principal amount of €500.0 million (Note 11), which we refer to as the 2% Senior Euro Notes. These borrowings are designated as, and are effective as, economic hedges of our net investments in foreign entities. Variability in the exchange rates of the foreign currencies with respect to the U.S. dollar impacts our financial results as the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of changes in the foreign currencies to U.S. dollar exchange rates being recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. As a result, the borrowings in euro under our Revolver are recorded at cost in the consolidated financial statements and all changes in the value related to changes in the spot rates will be reported in the same manner as a translation adjustment, which is recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment.

At March 31, 2016, we had foreign currency forward contracts that were designated as net investment hedges, as discussed in “Derivative Financial Instruments” above.

W. P. Carey 3/31/2016 10-Q – 28

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

The Senior Unsecured Credit Facility also contained an accordion feature, which allowed us to increase the maximum borrowing capacity of our Revolver from $1.0 billion to $1.5 billion. We exercised this accordion feature on January 15, 2015. At that time, we also amended the Senior Unsecured Credit Facility as follows: (i) established a new $500.0 million accordion feature that, if exercised, subject to lender commitments, would increase our maximum borrowing capacity under our Revolver to $2.0 billion and under the Senior Unsecured Credit Facility in the aggregate to $2.25 billion, and (ii) increased the amount under our Revolver that may be borrowed in certain currencies other than the U.S. dollar to the equivalent of $750.0 million from $500.0 million. All other existing terms of the Senior Unsecured Credit Facility remained unchanged. In connection with the exercise of the accordion feature and the amendment of the Senior Unsecured Credit Facility in January 2015, we incurred financing costs totaling $3.1 million, which are being amortized to Interest expense over the remaining terms of the facilities.

At March 31, 2016, our Revolver had unused capacity of $935.4 million, excluding amounts reserved for outstanding letters of credit. As of March 31, 2016, our lenders had issued letters of credit totaling $0.6 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under our Revolver by the same amount. We also incurred a facility fee of 0.20% of the total commitment on our Revolver during the three months ended March 31, 2016. On January 29, 2016, we exercised an option to extend our Term Loan Facility by an additional year to January 31, 2017. We have options to extend the maturity dates of the Revolver and Term Loan Facility by another year, subject to the conditions provided in the Second Amended and Restated Credit Agreement dated January 31, 2014, as amended, or the Credit Agreement.

The following table presents a summary of our Senior Unsecured Credit Facility (dollars in millions):

	Interest Rate at March 31, 2016 (a)		Principal Outstanding Balance at
Senior Unsecured Credit Facility		Maturity Date	March 31, 2016	December 31, 2015
Revolver:
Revolver - borrowing in euros	LIBOR + 1.10%	1/31/2018	$440.6	$393.0
Revolver - borrowing in U.S. dollars (b)	LIBOR + 1.10%; EURIBOR + 1.10%	1/31/2018	124.0	92.0
			564.6	485.0
Term Loan Facility (c)	LIBOR + 1.25%	1/31/2017	250.0	250.0
			$814.6	$735.0
__________

(a)	Interest rate at March 31, 2016 is based on our credit rating of BBB/Baa2.

(b)	EURIBOR means Euro Interbank Offered Rate.

(c)	Balance excludes deferred financing costs of $0.2 million and $0.3 million at March 31, 2016 and December 31, 2015, respectively (Note 3).

W. P. Carey 3/31/2016 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)

Senior Unsecured Notes

As of March 31, 2016, we have senior unsecured notes outstanding, with an aggregate principal balance of $1.5 billion as of March 31, 2016. We refer to these notes collectively as the Senior Unsecured Notes. Interest on the Senior Unsecured Notes is payable annually in arrears for our euro-denominated notes and semi-annually for U.S. dollar-denominated notes. The Senior Unsecured Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 30 to 35 basis points. The following table presents a summary of our Senior Unsecured Notes (currency in millions):

								Principal Outstanding Balance at
Senior Unsecured Notes, net (a)	Issue Date	Principal Amount	Price of Par Value	Original Issue Discount	Effective Interest Rate	Coupon Rate	Maturity Date	March 31, 2016	December 31, 2015
4.6% Senior Notes	3/14/2014	$500.0	99.639%	$1.8	4.645%	4.6%	4/1/2024	$500.0	$500.0
2.0% Senior Euro Notes	1/21/2015	€500.0	99.220%	$4.6	2.107%	2.0%	1/20/2023	569.3	544.4
4.0% Senior Notes	1/26/2015	$450.0	99.372%	$2.8	4.077%	4.0%	2/1/2025	450.0	450.0
								$1,519.3	$1,494.4
__________

(a)
Aggregate balance excludes deferred financing costs totaling $10.3 million and $10.5 million (Note 3), and unamortized discount totaling $7.7 million and $7.8 million, at March 31, 2016 and December 31, 2015, respectively.

Proceeds from the issuances of these notes were used primarily to partially pay down the amounts then outstanding under our Revolver. In connection with the offerings of the 2.0% Senior Euro Notes and 4.0% Senior Notes, we incurred financing costs totaling $7.8 million during the three months ended March 31, 2015, which are included in Senior unsecured notes, net in the consolidated financial statements in accordance with our adoption of ASU 2015-03 (Note 3), and are being amortized to Interest expense over the respective terms of the Senior Unsecured Notes.

Covenants

The Senior Unsecured Credit Facility and the Senior Unsecured Notes include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. The Senior Unsecured Credit Facility also contains various customary affirmative and negative covenants applicable to us and our subsidiaries, subject to materiality and other qualifications, baskets, and exceptions as outlined in the Credit Agreement.

We are required to ensure that the total Restricted Payments (as defined in the Credit Agreement) in an aggregate amount in any fiscal year does not exceed the greater of (i) 95% of Adjusted Funds from Operations (as defined in the Credit Agreement) and (ii) the amount of Restricted Payments required in order for us to maintain our REIT status. Restricted Payments include quarterly dividends and the total amount of shares repurchased by us, if any, in excess of $100.0 million per year.

Obligations under the Senior Unsecured Credit Facility may be declared immediately due and payable upon the occurrence of certain events of default as defined in the Credit Agreement, including failure to pay any principal when due and payable, failure to pay interest within five business days after becoming due, failure to comply with any covenant, representation or condition of any loan document, any change of control, cross-defaults, and certain other events as set forth in the Credit Agreement, with grace periods in some cases.

The Credit Agreement stipulates several financial covenants that require us to maintain certain ratios and benchmarks at the end of each quarter, as defined in the Credit Agreement. We were in compliance with all of these covenants at March 31, 2016.

W. P. Carey 3/31/2016 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)

Non-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real estate properties with an aggregate carrying value of $3.0 billion at both March 31, 2016 and December 31, 2015. At March 31, 2016, our mortgage notes payable bore interest at fixed annual rates ranging from 2.0% to 8.7% and variable contractual annual rates ranging from 0.8% to 7.6%, with maturity dates ranging from April 2016 to July 2027.

During the three months ended March 31, 2016, we prepaid three non-recourse mortgage loans totaling $36.9 million. In connection with the prepayments, we recognized a loss on extinguishment of debt of $1.9 million, which was included in Other income and (expenses) in the consolidated financial statements.

Foreign Currency Exchange Rate Impact

During the three months ended March 31, 2016, the U.S. dollar weakened against the euro, resulting in an aggregate increase of $78.0 million in the aggregate carrying values of our Non-recourse debt, net, Senior Unsecured Credit Facility - Revolver, and Senior unsecured notes, net from December 31, 2015 to March 31, 2016.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter through 2027 are as follows (in thousands):

Years Ending December 31,	Total (a)
2016 (remainder)	$383,819
2017	931,213
2018	836,557
2019	100,079
2020	223,905
Thereafter through 2027	2,104,251
4,579,824
Deferred financing costs (b)	(12,014)
Unamortized discount, net (c)	(4,146)
Total	$4,563,664
__________

(a)	Certain amounts are based on the applicable foreign currency exchange rate at March 31, 2016.

(b)
In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net, Senior Unsecured Notes, net, and Senior Unsecured Credit Facility - Term Loan, net as of December 31, 2015 (Note 3).

(c)
Represents the unamortized discount on the Senior Unsecured Notes of $7.7 million, partially offset by unamortized premium of $3.6 million in the aggregate resulting from the assumption of property-level debt in connection with the CPA®:15 Merger and CPA®:16 Merger (Note 1).

Note 12. Commitments and Contingencies

At March 31, 2016, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 13. Restructuring and Other Compensation

In connection with the resignation of our then-Chief Executive Officer, Trevor P. Bond, we and Mr. Bond entered into a letter agreement, dated February 10, 2016. Under the terms of the agreement, subject to certain conditions, Mr. Bond will be entitled to receive the severance benefits provided for in his employment agreement and, subject to satisfaction of applicable performance conditions and proration, vesting of his outstanding unvested performance stock units, or PSUs, in accordance with their terms. In addition, the portion of his previously-granted restricted stock units, or RSUs, that were scheduled to vest

W. P. Carey 3/31/2016 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)

on February 15, 2016, which would have been forfeited upon separation pursuant to their terms, were allowed to vest on that date. In connection with the separation agreement, we recorded $5.1 million of severance-related expenses during the three months ended March 31, 2016, which are included in Restructuring and other compensation in the consolidated financial statements.

In February 2016, we entered into an agreement with Catherine D. Rice, our former Chief Financial Officer, in connection with the termination of her employment, which provides for the continued vesting of her outstanding RSUs and PSUs pursuant to their terms as though her employment had continued through their respective vesting dates. In connection with the modification of these award terms, we recorded incremental stock-based compensation expense of $2.4 million during the three months ended March 31, 2016, which is included in Restructuring and other compensation in the consolidated financial statements.

In March 2016, as part of a cost savings initiative, we undertook a reduction in force, or RIF, and realigned and consolidated certain positions within the company, resulting in employee headcount reductions. As a result of these reductions in headcount and the separations described above, during the three months ended March 31, 2016, we recorded $7.8 million of severance and benefits, $3.2 million of stock-based compensation, and $0.5 million of other related costs all included in Restructuring and other compensation in the consolidated financial statements.

As of March 31, 2016, the accrued liability for these severance obligations was $8.2 million and is included within Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

Note 14. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain several stock-based compensation plans, which are more fully described in the 2015 Annual Report. There have been no significant changes to the terms and conditions of any of our stock-based compensation plans or arrangements during the three months ended March 31, 2016. During the three months ended March 31, 2016 and 2015, we recorded stock-based compensation expense of $9.8 million and $7.0 million, respectively, of which $3.2 million was included in Restructuring and other compensation for the three months ended March 31, 2016 (Note 13).

Restricted and Conditional Awards

Nonvested restricted stock awards, or RSAs, RSUs, and PSUs at March 31, 2016 and changes during the three months ended March 31, 2016 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2016	356,771	$64.09	340,358	$52.26
Granted (a)	229,724	56.26	200,005	66.54
Vested (b)	(189,801)	61.19	(175,657)	80.52
Forfeited	(41,270)	62.00	(35,241)	73.89
Adjustment (c)	—	—	43,628	91.01
Nonvested at March 31, 2016 (d)	355,424	$60.82	373,093	$62.25
__________

(a)
The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant. The grant date fair value of PSUs were determined utilizing a Monte Carlo simulation model to generate a range of possible future stock prices for both us and the plan defined peer index over the three-year performance period. To estimate the fair value of PSUs granted during the three months ended March 31, 2016, we used risk-free interest rates ranging from 0.9% - 1.1% and expected volatility rates ranging from 18.2% - 18.7% (the plan defined peer index assumes a range of 15.0% - 15.6%) and assumed a dividend yield of zero.

W. P. Carey 3/31/2016 10-Q – 32

Notes to Consolidated Financial Statements (Unaudited)

(b)
The total fair value of shares vested during the three months ended March 31, 2016 was $25.8 million. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date, pursuant to previously-made deferral elections. At March 31, 2016 and December 31, 2015, we had an obligation to issue 1,437,474 and 1,395,907 shares, respectively, of our common stock underlying such deferred awards, which is recorded within W. P. Carey stockholders’ equity as a Deferred compensation obligation of $60.5 million and $56.0 million, respectively.

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

(d)	At March 31, 2016, total unrecognized compensation expense related to these awards was approximately $33.0 million, with an aggregate weighted-average remaining term of 2.4 years.

During the three months ended March 31, 2016, 42,962 stock options were exercised with an aggregate intrinsic value of $1.3 million. At March 31, 2016, there were 215,825 stock options outstanding, of which 193,150 were exercisable.

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

	Three Months Ended March 31,
	2016	2015
Net income attributable to W. P. Carey	$57,439	$36,116
Allocation of distribution equivalents paid on nonvested RSUs and RSAs in excess of income	(189)	(123)
Net income – basic and diluted	$57,250	$35,993

Weighted-average shares outstanding – basic	105,939,161	105,303,679
Effect of dilutive securities	466,292	806,198
Weighted-average shares outstanding – diluted	106,405,453	106,109,877

For the three months ended March 31, 2016 and 2015, there were no potentially dilutive securities excluded from the computation of diluted earnings per share.

At-The-Market Equity Offering Program

On June 3, 2015, we filed a prospectus supplement with the SEC pursuant to which we may offer and sell shares of our common stock, up to an aggregate gross sales price of $400.0 million, through an “at-the-market” offering program. Through March 31, 2016, we had not issued any shares pursuant to this “at-the-market” program.

Redeemable Noncontrolling Interest

We account for the noncontrolling interest in WPCI held by a third party as a redeemable noncontrolling interest, as we have an obligation to redeem the interest at fair value, subject to certain conditions pursuant to a put option held by the third party. This obligation is required to be settled in shares of our common stock. On October 1, 2013, we received a notice from the holder of the noncontrolling interest in WPCI regarding the exercise of the put option, pursuant to which we are required to purchase the third party’s 7.7% interest in WPCI. Pursuant to the terms of the related put agreement, the value of that interest was determined based on a third-party valuation as of October 31, 2013, which is the end of the month that the put option was

W. P. Carey 3/31/2016 10-Q – 33

Notes to Consolidated Financial Statements (Unaudited)

exercised. In March 2016, we issued 217,011 shares of our common stock to the holder of the redeemable noncontrolling interest for a value of $13.4 million, pursuant to the terms of the put agreement.

The following table presents a reconciliation of redeemable noncontrolling interest (in thousands):

	Three Months Ended March 31,
	2016	2015
Beginning balance	$14,944	$6,071
Distributions	(13,418)	—
Redemption value adjustment	(561)	7,303
Ending balance	$965	$13,374

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended March 31, 2016
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Beginning balance	$37,650	$(209,977)	$36	$(172,291)
Other comprehensive (loss) income before reclassifications	(10,268)	14,033	—	3,765
Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	535	—	—	535
Other income and (expenses)	(2,042)	—	—	(2,042)
Total	(1,507)	—	—	(1,507)
Net current period other comprehensive (loss) income	(11,775)	14,033	—	2,258
Net current period other comprehensive gain attributable to noncontrolling interests	—	(1,870)	—	(1,870)
Ending balance	$25,875	$(197,814)	$36	$(171,903)

	Three Months Ended March 31, 2015
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Beginning balance	$13,597	$(89,177)	$21	$(75,559)
Other comprehensive income (loss) before reclassifications (a)	28,063	(114,080)	14	(86,003)
Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	608	—	—	608
Other income and (expenses)	(1,853)	—	—	(1,853)
Total	(1,245)	—	—	(1,245)
Net current period other comprehensive income (loss)	26,818	(114,080)	14	(87,248)
Net current period other comprehensive loss attributable to noncontrolling interests	—	5,143	—	5,143
Ending balance (a)	$40,415	$(198,114)	$35	$(157,664)
__________

W. P. Carey 3/31/2016 10-Q – 34

Notes to Consolidated Financial Statements (Unaudited)

(a)
During the second quarter of 2015, we identified errors in the March 31, 2015 interim consolidated financial statements related to the calculation of foreign currency translation of the assets and liabilities of a foreign investment acquired in January 2015. In order to correctly present such foreign currency translation and certain foreign currency losses, we revised the consolidated statements of comprehensive loss and equity for the three months ended March 31, 2015, as well as certain amounts in the table above (Note 2).

Distributions Declared

During the first quarter of 2016, we declared a quarterly distribution of $0.9742 per share, which was paid on April 15, 2016 to stockholders of record on March 31, 2016, in the aggregate amount of $104.0 million.

Note 15. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually and intend to do so for the tax year ending December 31, 2016. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three months ended March 31, 2016 and 2015.

Certain of our subsidiaries have elected TRS status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. We also own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. The accompanying consolidated financial statements include an interim tax provision for our TRSs and foreign subsidiaries, as necessary, for the three months ended March 31, 2016 and 2015. Current income tax expense was $3.5 million and $3.7 million for the three months ended March 31, 2016 and 2015, respectively.

Our TRSs and foreign subsidiaries are subject to U.S. federal, state, and foreign income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that more likely than not we will not realize the deferred tax asset based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. Deferred tax assets (net of valuation allowance) and liabilities for our TRSs and foreign subsidiaries were recorded, as necessary, as of March 31, 2016 and December 31, 2015. The majority of our deferred tax assets relate to the timing difference between the financial reporting basis and tax basis for stock based compensation expense. The majority of our deferred tax liabilities relate to differences between the tax basis and financial reporting basis of the assets acquired in acquisitions treated as business combinations under GAAP and in which the tax basis of such assets was not stepped up to fair value for income tax purposes. Provision for income taxes included deferred income tax benefits of $3.0 million and $1.7 million for the three months ended March 31, 2016 and 2015, respectively.

Note 16. Property Dispositions

From time to time, we may decide to sell a property. We have an active capital recycling program, with a goal of extending the average lease term through reinvestment, improving portfolio credit quality through dispositions and acquisitions of assets, increasing the asset criticality factor in our portfolio, and/or executing strategic dispositions of assets. We may make a decision to dispose of a property when it is vacant as a result of tenants vacating space, tenants electing not to renew their leases, tenant insolvency, or lease rejection in the bankruptcy process. In such cases, we assess whether we can obtain the highest value from the property by selling it, as opposed to re-leasing it. We may also sell a property when we receive an unsolicited offer or negotiate a price for an investment that is consistent with our strategy for that investment. When it is appropriate to do so, we classify the property as an asset held for sale on our consolidated balance sheet. All property dispositions are recorded within our Owned Real Estate segment.

W. P. Carey 3/31/2016 10-Q – 35

Notes to Consolidated Financial Statements (Unaudited)

Property Dispositions

The results of operations for properties that have been sold or classified as held for sale are included in the consolidated financial statements and are summarized as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues	$49,149	$5,205
Expenses	(21,854)	(3,883)
Gain on sale of real estate	662	1,185
Impairment charges	—	(2,683)
Loss on extinguishment of debt	(1,940)	—
Benefit from (provision for) income taxes	94	(4)
Income (loss) from properties sold or classified as held for sale, net of income taxes (a)	$26,111	$(180)
__________

(a)	Amounts for the three months ended March 31, 2016 and 2015 included net income of $1.5 million and less than $0.1 million, respectively, attributable to noncontrolling interests.

2016 — During the three months ended March 31, 2016, we sold four properties and a parcel of vacant land for total proceeds of $103.7 million, net of selling costs, and recognized a net gain on these sales of $0.7 million, inclusive of amounts attributable to noncontrolling interests of $0.9 million. In connection with those sales that constituted businesses, during the three months ended March 31, 2016, we allocated goodwill totaling $5.9 million to the cost basis of the properties for our Owned Real Estate segment based on the relative fair value at the time of the sale (Note 8). At March 31, 2016, we had one property classified as assets held for sale (Note 5).

In the fourth quarter of 2015, we executed a lease amendment with a tenant in a domestic office building. The amendment extended the lease term an additional 15 years to January 31, 2037 and provided a one-time rent payment of $25.0 million, which was paid to us on December 18, 2015. The lease amendment also provided an option to terminate the lease effective February 29, 2016, with additional lease termination fees of $22.2 million to be paid to us on or five days before February 29, 2016 upon exercise of the option. The tenant exercised the option on January 1, 2016. The aggregate of the additional rent payment of $25.0 million and the lease termination fees of $22.2 million were amortized to lease termination income from the lease amendment date on December 4, 2015 through the end of the non-cancelable lease term on February 29, 2016, resulting in $15.0 million recognized during the year ended December 31, 2015 and $32.2 million recognized during the three months ended March 31, 2016 within Lease termination income and other in the consolidated financial statements. In connection with the lease amendment, we defeased the mortgage loan encumbering the property with a principal balance of $36.5 million and recognized a loss on extinguishment of debt of $5.3 million, which was included in Other income and (expenses) in the consolidated financial statements for the year ended December 31, 2015. In addition, during the fourth quarter of 2015, we entered into an agreement to sell the property to a third party and the buyer placed a deposit of $12.7 million for the purchase of the property that was held in escrow. At December 31, 2015, this property was classified as held for sale (Note 5). During the three months ended March 31, 2016, we sold the property for proceeds of $44.4 million, net of selling costs, and recognized a loss on the sale of $10.7 million.

2015 — During the three months ended March 31, 2015, we sold seven properties for total proceeds of $13.1 million, net of selling costs, and we recognized a net gain on these sales of $1.2 million, excluding impairment charges totaling $2.3 million recognized in prior years. In connection with those sales that constituted a business, during the three months ended March 31, 2015 we allocated goodwill totaling $0.3 million to the cost basis of the properties, for our Owned Real Estate segment, based on the relative fair value at the time of the sale (Note 8).

W. P. Carey 3/31/2016 10-Q – 36

Notes to Consolidated Financial Statements (Unaudited)

Note 17. Segment Reporting

We evaluate our results from operations through our two major business segments — Owned Real Estate and Investment Management (Note 1). The following tables present a summary of comparative results and assets for these business segments (in thousands):

	Three Months Ended March 31,
	2016	2015
Owned Real Estate
Revenues (a)	$220,996	$176,425
Operating expenses (a) (b) (c)	(126,145)	(105,637)
Interest expense	(48,395)	(47,949)
Other income and expenses, excluding interest expense	18,941	7,238
(Provision for) benefit from income taxes	(2,088)	1,273
Gain on sale of real estate, net of tax	662	1,185
Net income attributable to noncontrolling interests	(3,425)	(2,466)
Income attributable to W. P. Carey	$60,546	$30,069
Investment Management
Revenues (a)	$49,244	$43,963
Operating expenses (a) (b) (c)	(53,855)	(34,842)
Other income and expenses, excluding interest expense	(59)	179
Benefit from (provision for) income taxes	1,563	(3,253)
(Loss) income attributable to W. P. Carey	$(3,107)	$6,047
Total Company
Revenues (a)	$270,240	$220,388
Operating expenses (a) (b) (c)	(180,000)	(140,479)
Interest expense	(48,395)	(47,949)
Other income and expenses, excluding interest expense	18,882	7,417
Provision for income taxes	(525)	(1,980)
Gain on sale of real estate, net of tax	662	1,185
Net income attributable to noncontrolling interests	(3,425)	(2,466)
Income attributable to W. P. Carey	$57,439	$36,116

	Total Long-Lived Assets at (d)		Total Assets at
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Owned Real Estate	$6,033,633	$6,079,803	$8,507,889	$8,537,544
Investment Management	21,931	22,214	195,362	204,545
Total Company	$6,055,564	$6,102,017	$8,703,251	$8,742,089
__________

(a)	Included in revenues and operating expenses are reimbursable tenant and affiliate costs totaling $26.0 million and $15.5 million for the three months ended March 31, 2016 and 2015, respectively.

(b)
Includes Stock-based compensation expense of $6.6 million and $7.0 million for the three months ended March 31, 2016 and 2015, respectively, of which $4.8 million and $4.6 million, respectively, was included in the Investment Management segment.

(c)	Includes Restructuring and other compensation expenses of $11.5 million for the three months ended March 31, 2016, of which $7.0 million was included in the Investment Management segment.

(d)
Consists of Net investments in real estate and Equity investments in the Managed Programs and real estate. Total long-lived assets for our Investment Management segment consists of our equity investment in CCIF (Note 7).

W. P. Carey 3/31/2016 10-Q – 37

Notes to Consolidated Financial Statements (Unaudited)

Note 18. Subsequent Events

Acquisitions

In April 2016, we completed two sale-leaseback transactions for a total purchase price of approximately $266.5 million. We acquired a 49-property industrial portfolio located in the United States and Canada consisting of 4 million square feet, to be leased for a term of 20 years, for an aggregate purchase price of approximately $218.4 million. We also acquired a private preparatory school campus in Windermere, Florida for a purchase price of approximately $48.1 million, to be leased for a term of 25 years. In connection with this transaction, we also entered into agreements for the acquisition of two additional campuses, which had not yet been completed as of the date of this Report, and agreed to provide an addition $128.0 million of build-to-suit financing over the next four years in order to fund expansions of the existing facilities. It is not practicable to disclose the preliminary purchase price allocation for these transactions given the short period of time between the acquisition dates and the filing of this Report.

CPA®:19 – Global

On May 4, 2016, we filed a registration statement with the SEC for Corporate Property Associates 19 – Global Incorporated, or CPA®:19 – Global, a diversified non-traded REIT, for a capital raise of up to $1.5 billion (which includes $500.0 million of shares allocated to CPA®:19 – Global’s distribution reinvestment plan). CPA®:19 – Global’s registration statement is subject to review by the SEC and state securities regulators, so there can be no assurances as to whether or when the related offering will commence.

W. P. Carey 3/31/2016 10-Q – 38

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. The discussion also provides information about the financial results of the segments of our business to provide a better understanding of how these segments and their results affect our financial condition and results of operations. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2015 Annual Report.

Business Overview

As described in more detail in Item 1 of the 2015 Annual Report, we provide long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and, as of March 31, 2016, manage a global investment portfolio of 1,337 properties, including 866 net-leased properties and two operating properties within our owned real estate portfolio. Our business operates in two segments – Owned Real Estate and Investment Management.

Significant Developments

Management Changes

On February 10, 2016, we announced that Mark J. DeCesaris, a member of our board of directors, was appointed Chief Executive Officer, effective immediately. Mr. DeCesaris succeeded Trevor P. Bond, who resigned as Chief Executive Officer and as a director by mutual agreement with us, as of that same date. Mr. DeCesaris has served on our board of directors since 2012 and previously served in various capacities with us from 2005 until 2013, including as our Chief Financial Officer.

Strategic Update

On May 3, 2016, we concluded a formal strategic review of the company, conducted with the help of our independent advisor. The review process, which covered a wide range of alternatives, reaffirmed the strategic value of our diversified business model.

CPA®:19 – Global

On May 4, 2016, we filed a registration statement with the SEC for CPA®:19 – Global, a diversified non-traded REIT, for a capital raise of up to $1.5 billion (which includes $500.0 million of shares allocated to CPA®:19 – Global’s distribution reinvestment plan). CPA®:19 – Global’s registration statement is subject to review by the SEC and state securities regulators, so there can be no assurances as to whether or when the related offering will commence (Note 18).

W. P. Carey 3/31/2016 10-Q – 39

Financial Update

Our results for the three months ended March 31, 2016 as compared to the same period in 2015 included the following significant items:

•
Total lease revenues and total property level contribution increased by $7.8 million and $3.7 million, respectively, for the three months ended March 31, 2016 as compared to the same period in 2015, due to the impact of properties acquired or placed into service in 2015;

•	We recognized lease termination income of $32.2 million related to a property sold during the three months ended March 31, 2016;

•
Asset management revenue increased by $3.5 million for the three months ended March 31, 2016 as compared to the same period in 2015, primarily as a result of the growth in assets under management due to investment volume for the Managed REITs;

•
We incurred $11.5 million of Restructuring and other compensation expenses and $5.5 million in professional fees and expenses in connection with our formal strategic review, which was recorded in Property acquisition and other expenses on our consolidated financial statements, during the three months ended March 31, 2016; and

•	We provided an allowance for credit losses of $7.1 million on a direct financing lease during the three months ended March 31, 2016.

(in thousands, except shares)

	Three Months Ended March 31,
	2016	2015
Real estate revenues (excluding reimbursable tenant costs)	$214,687	$170,486
Investment management revenues (excluding reimbursable costs from affiliates)	29,506	34,356
Total revenues (excluding reimbursable costs)	244,193	204,842
Net income attributable to W. P. Carey	57,439	36,116

Cash distributions paid	102,239	99,860

Net cash provided by operating activities	113,072	80,929
Net cash provided by (used in) by investing activities	94,195	(365,371)
Net cash (used in) provided by financing activities	(102,111)	318,798

Supplemental financial measure:
Adjusted funds from operations attributable to W. P. Carey (AFFO) (a)	139,464	129,970

Diluted weighted-average shares outstanding	106,405,453	106,109,877
__________

(a)
We consider the performance metrics listed above, including Adjusted funds from operations, or AFFO, a supplemental measure that is not defined by GAAP, referred to as a non-GAAP measure, to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

Consolidated Results

Revenues and Net Income Attributable to W. P. Carey

Total revenues and Net income attributable to W. P. Carey increased for the three months ended March 31, 2016 as compared to the same period in 2015, primarily due to increases within our Owned Real Estate segment, partially offset by decreases within our Investment Management segment. The growth in revenues within our Owned Real Estate segment was generated substantially from lease termination income related to a domestic property sold during the three months ended March 31, 2016 (Note 16) and the nine investments we acquired during 2015. Additionally, asset management revenue within our Investment

W. P. Carey 3/31/2016 10-Q – 40

Management segment improved for the three months ended March 31, 2016 as compared to the same period in 2015, primarily as a result of the growth in assets under management due to investment volume for the Managed REITs. These increases were partially offset by a decrease in structuring revenue for the three months ended March 31, 2016 as compared to the same period in 2015 due to lower investment volume for the Managed REITs during the current year period. Net income attributable to W. P. Carey also increased for the three months ended March 31, 2016 as compared to the same period in 2015 due to an increase in the distributions of Available Cash we received from the Managed REITs, which was driven by growth in assets under management (Note 4), as well as a decrease in general and administrative expenses due to lower investment-related compensation expense and lower payroll taxes and professional fees. Additionally, during the three months ended March 31, 2016, we incurred restructuring and other compensation-related expenses resulting from the RIF and other employment severance arrangements.

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased for the three months ended March 31, 2016 as compared to the same period in 2015, primarily due to the lease termination income received in connection with the sale of a property during the three months ended March 31, 2016 and an increase in operating cash flow generated from the nine investments we acquired during 2015, partially offset by a decrease in structuring revenue received from the Managed REITs as a result of lower investment volume during the current year period.

AFFO

AFFO increased for the three months ended March 31, 2016 as compared to the same period in 2015, primarily due to the lease termination income related to a domestic property sold during the three months ended March 31, 2016, income generated from the nine investments we acquired during 2015, the increase in asset management revenue, the increase in distributions of Available Cash we received from the Managed REITs, and a decrease in general and administrative expenses due to lower investment-related compensation expense and lower payroll taxes and professional fees, all as described above, partially offset by the decrease in structuring revenue described above.

Distributions

Our cash distributions totaled $0.9646 per share during the three months ended March 31, 2016. In addition, during the first quarter of 2016, our board of directors declared a quarterly distribution of $0.9742 per share, or $3.90 on an annualized basis, which was paid on April 15, 2016 to stockholders of record on March 31, 2016.

Owned Real Estate

Acquisitions

During the three months ended March 31, 2016, we did not complete any property acquisitions within our Owned Real Estate portfolio.

Subsequent to March 31, 2016, we completed two sale-leaseback transactions for a total purchase price of approximately $266.5 million. We acquired a 49-property industrial portfolio located in the United States and Canada consisting of 4 million square feet, to be leased for a term of 20 years, for an aggregate purchase price of approximately $218.4 million. We also acquired a private preparatory school campus in Windermere, Florida for a purchase price of approximately $48.1 million to be leased for a term of 25 years. In connection with this transaction, we also entered into agreements for the acquisition of two additional campuses, which had not yet been completed as of the date of this Report, and agreed to provide an addition $128.0 million of build-to-suit financing over the next four years in order to fund expansions of the existing facilities (Note 18).

Dispositions

During the three months ended March 31, 2016, we sold four properties and a parcel of vacant land from our Owned Real Estate portfolio for total proceeds of $103.7 million, net of selling costs, and recorded a net gain on sale of real estate of $0.7 million, inclusive of amounts attributable to noncontrolling interests of $0.9 million. In connection with the sale of one of these properties, we recognized $32.2 million of lease termination income during the three months ended March 31, 2016.

W. P. Carey 3/31/2016 10-Q – 41

Composition

As of March 31, 2016, our Owned Real Estate portfolio consisted of 866 net-lease properties, comprising 89.3 million square feet leased to 220 tenants, and two hotels, which are classified as operating properties. As of that date, the weighted-average lease term of the net-lease portfolio was 9.0 years and the occupancy rate was 98.5%.

Investment Management

During the three months ended March 31, 2016, we managed CPA®:17 – Global, CPA®:18 – Global, CWI 1, CWI 2, and CCIF. As of March 31, 2016, these Managed Programs had total assets under management of approximately $11.6 billion.

Investment Transactions

During the three months ended March 31, 2016, we structured new investments totaling $411.7 million on behalf of the Managed REITs, on which we earned $12.7 million in structuring revenue.

•	We structured an investment in one domestic hotel for $187.0 million, inclusive of acquisition-related costs, on behalf of CWI 2.

•	We structured investments in two domestic hotels for an aggregate of $107.4 million, inclusive of acquisition-related costs, on behalf of CWI 1.

•
We structured investments in four properties for an aggregate of $90.2 million, inclusive of acquisition-related costs, on behalf of CPA®:18 – Global. Approximately $65.6 million was invested in Africa and $24.6 million was invested in the United States.

•	We structured investments in three domestic properties for an aggregate of $27.1 million, inclusive of acquisition-related costs, on behalf of CPA®:17 – Global.

Financing Transactions

•
During the three months ended March 31, 2016, we arranged financing totaling $68.7 million for CPA®:17 – Global, $63.0 million for CPA®:18 – Global, $210.5 million for CWI 1, and $95.4 million for CWI 2.

Investor Capital Inflows

•
CWI 2 commenced its initial public offering in the first quarter of 2015 and began to admit new stockholders on May 15, 2015. Through March 31, 2016, CWI 2 had raised approximately $404.0 million through its offering, of which $157.0 million was raised during the three months ended March 31, 2016. We earned $1.9 million in Dealer manager fees during the three months ended March 31, 2016 related to this offering.

•
The two CCIF Feeder Funds commenced their respective initial public offerings in the third quarter of 2015 and invest the proceeds that they raise in the master fund, CCIF. Through March 31, 2016, the Feeder Funds have invested $16.0 million in CCIF, of which $14.0 million was invested during the three months ended March 31, 2016. We earned $0.2 million in Dealer manager fees during the three months ended March 31, 2016 related to this offering.

Regulatory Changes

The SEC has approved amendments to the rules of the Financial Industry Regulatory Authority, Inc., or FINRA, applicable to securities of unlisted REITs, such as the Managed REITs, and direct participation programs, such as the Managed BDCs. The amendments became effective on April 11, 2016. The rule changes provide, among other things, that: (i) FINRA members, such as our broker dealer subsidiary, Carey Financial, LLC, must include in customer account statements the net asset value per share of the unlisted entity, which must be developed using a methodology reasonably designed to ensure the net asset value per share’s reliability; and (ii) net asset value per share disclosed from and after 150 days following the second anniversary of the admission of shareholders of the unlisted entity's public offering must be based on an appraised valuation developed by, or with the material assistance of, a third-party expert and updated on at least an annual basis, which is consistent with our current practice regarding our Managed REITs. The rule changes also provide that account statements must include additional disclosure regarding the sources of distributions to shareholders of unlisted entities. It is not practicable at this time to determine whether these rules will adversely affect market demand for shares of unlisted REITs and direct participation programs, like the Managed Programs. We will continue to assess the potential impact of the rule changes on our Investment Management business.

W. P. Carey 3/31/2016 10-Q – 42

On April 6, 2016, the U.S. Department of Labor, or DOL, issued its final regulation redefining “investment advice fiduciary” under ERISA and the Internal Revenue Code. The final regulation significantly expands the class of advisers and the scope of investment advice that are subject to fiduciary standards, imposing the same fiduciary standards on advisers to individual retirement accounts that have historically only applied to plans covered by the Employee Retirement Income Security Act, known as ERISA. The DOL also finalized certain prohibited transaction exemptions (e.g., the Best Interest Contract Exemption and the Principal Transaction Exemption), which allow investment advisers to receive compensation for providing investment advice under arrangements that would otherwise be prohibited due to conflicts of interest. The DOL’s final regulations will take effect on April 10, 2017, but financial institutions relying on the Best Interest Contract Exemption will be permitted to comply with only a limited set of requirements through January 1, 2018. Because the changes required by the DOL’s final regulations are triggering significant changes in the operations of financial advisors and broker-dealers, the implementation of the final regulations and the effects that it will cause may impact our ability to raise funds on behalf of CWI 2 and the Managed BDCs, which are currently fundraising, as well as any other funds that we may sponsor in the future, and thereby our financial condition and results of operations.

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

Portfolio Summary

	March 31, 2016	December 31, 2015
Number of net-leased properties	866	869
Number of operating properties (a)	2	3
Number of tenants (net-leased properties)	220	222
Total square footage (net-leased properties, in thousands)	89,296	90,120
Occupancy (net-leased properties)	98.5%	98.8%
Weighted-average lease term (net-leased properties, in years)	9.0	9.0
Number of countries	19	19
Total assets (consolidated basis, in thousands)	$8,703,251	$8,742,089
Net investments in real estate (consolidated basis, in thousands)	5,774,018	5,826,544

	Three Months Ended March 31,
	2016	2015
Financing obtained (in millions, pro rata amount equals consolidated amount) (b)	$—	$1,541.7
Acquisition volume (in millions, pro rata amount equals consolidated amount) (c)	—	394.2
Average U.S. dollar/euro exchange rate (d)	1.1026	1.1272
Change in the U.S. CPI (e)	0.7%	0.6%
Change in the German CPI (e)	0.3%	0.3%
Change in the French CPI (e)	0.0%	0.3%
Change in the Finnish CPI (e)	0.1%	(0.1)%
Change in the Spanish CPI (e)	(1.6)%	(0.8)%

__________

(a)
At March 31, 2016, operating properties consisted of two hotel properties with an average occupancy of 80.1% for the three months ended March 31, 2016. During the three months ended March 31, 2016, we sold one self-storage property (Note 16).

(b)
The amount for the three months ended March 31, 2015 represents the exercise of the accordion feature under our Senior Unsecured Credit Facility in January 2015, which increased our borrowing capacity under our Revolver by $500.0 million, and the issuances of the €500.0 million 2.0% Senior Euro Notes and $450.0 million 4.0% Senior Notes in January 2015 (Note 11).

W. P. Carey 3/31/2016 10-Q – 43

(c)	Includes acquisition-related costs, which were expensed in the consolidated financial statements.

(d)
The average exchange rate for the U.S. dollar in relation to the euro decreased by 2.2% during the three months ended March 31, 2016 as compared to the same period in 2015, resulting in a negative impact on earnings in 2016 from our euro-denominated investments.

(e)	Many of our lease agreements include contractual increases indexed to changes in the U.S. Consumer Price Index, or CPI, or similar indices in the jurisdictions in which the properties are located.

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at March 31, 2016 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(in thousands, except percentages)

Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	Number of Properties	ABR	Percent
Hellweg Die Profi-Baumärkte GmbH & Co. KG (a)	Retail	Retail Stores	Germany	53	$34,582	5.0%
U-Haul Moving Partners Inc. and Mercury Partners, LP	Self Storage	Cargo Transportation, Consumer Services	Various U.S.	78	31,853	4.6%
Carrefour France SAS (a)	Retail, Warehouse	Retail Stores	France	16	28,206	4.1%
State of Andalucia (a)	Office	Sovereign and Public Finance	Spain	70	27,275	4.0%
Pendragon Plc (a)	Retail	Retail Stores, Consumer Services	United Kingdom	73	23,664	3.5%
Marriott Corporation	Hotel	Hotel, Gaming and Leisure	Various U.S.	18	19,774	2.9%
OBI Group (a)	Office, Retail	Retail Stores	Poland	18	15,526	2.3%
True Value Company	Warehouse	Retail Stores	Various U.S.	7	15,372	2.2%
UTI Holdings, Inc.	Learning Center	Consumer Services	Various U.S.	6	14,638	2.1%
Advanced Micro Devices, Inc.	Office	High Tech Industries	Sunnyvale, CA	1	12,769	1.9%
Total				340	$223,659	32.6%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

W. P. Carey 3/31/2016 10-Q – 44

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	Percent	Square Footage	Percent
United States
East
New Jersey	$26,112	3.8%	1,724	1.9%
North Carolina	19,550	2.8%	4,518	5.1%
Pennsylvania	18,383	2.7%	2,526	2.8%
New York	17,777	2.6%	1,178	1.3%
Massachusetts	14,825	2.2%	1,390	1.6%
Virginia	8,005	1.2%	1,093	1.2%
Other (a)	22,921	3.4%	4,703	5.3%
Total East	127,573	18.7%	17,132	19.2%

West
California	53,404	7.8%	3,480	3.9%
Arizona	25,940	3.8%	2,928	3.3%
Colorado	10,322	1.5%	1,268	1.4%
Utah	6,741	1.0%	960	1.1%
Other (a)	20,210	2.9%	2,297	2.6%
Total West	116,617	17.0%	10,933	12.3%

South
Texas	47,607	7.0%	6,811	7.6%
Georgia	18,743	2.7%	3,065	3.4%
Florida	17,986	2.6%	1,855	2.1%
Tennessee	13,515	2.0%	1,804	2.0%
Other (a)	8,107	1.2%	1,848	2.1%
Total South	105,958	15.5%	15,383	17.2%

Midwest
Illinois	21,134	3.1%	3,062	3.4%
Michigan	11,680	1.7%	1,380	1.5%
Indiana	9,157	1.3%	1,418	1.6%
Ohio	7,251	1.1%	1,647	1.8%
Missouri	7,052	1.0%	1,305	1.5%
Other (a)	21,958	3.2%	3,583	4.0%
Total Midwest	78,232	11.4%	12,395	13.8%
United States Total	428,380	62.6%	55,843	62.5%

International
Germany	61,183	8.9%	7,131	8.0%
France	43,915	6.4%	7,836	8.8%
United Kingdom	37,945	5.5%	2,681	3.0%
Spain	28,848	4.2%	2,927	3.3%
Finland	20,183	2.9%	1,979	2.2%
Poland	17,454	2.5%	2,189	2.5%
The Netherlands	14,736	2.1%	2,233	2.5%
Australia	10,536	1.5%	3,160	3.5%
Other (b)	23,170	3.4%	3,317	3.7%
International Total	257,970	37.4%	33,453	37.5%

Total	$686,350	100.0%	89,296	100.0%

W. P. Carey 3/31/2016 10-Q – 45

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	Percent	Square Footage	Percent
Office	$196,815	28.7%	13,187	14.8%
Industrial	170,634	24.9%	34,075	38.1%
Warehouse	122,853	17.9%	24,834	27.8%
Retail	110,253	16.0%	9,912	11.1%
Self Storage	31,853	4.6%	3,535	4.0%
Other (c)	53,942	7.9%	3,753	4.2%
Total	$686,350	100.0%	89,296	100.0%
__________

(a)
Other properties within East include assets in Connecticut, South Carolina, Kentucky, Maryland, New Hampshire, and West Virginia. Other properties within West include assets in Alaska, New Mexico, Nevada, Oregon, Washington, and Wyoming. Other properties within South include assets in Louisiana, Alabama, Arkansas, Mississippi, and Oklahoma. Other properties within Midwest include assets in Minnesota, Kansas, Wisconsin, Nebraska, and Iowa.

(b)	Includes assets in Norway, Austria, Hungary, Sweden, Belgium, Canada, Mexico, Thailand, Malaysia, and Japan.

(c)	Includes ABR from tenants with the following property types: learning center, hotel, theater, sports facility, and residential.

W. P. Carey 3/31/2016 10-Q – 46

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	Percent	Square Footage	Percent
Retail Stores (a)	$143,900	21.0%	20,943	23.6%
Consumer Services	58,476	8.5%	5,009	5.7%
High Tech Industries	45,853	6.7%	3,237	3.6%
Sovereign and Public Finance	40,405	5.9%	3,408	3.8%
Automotive	39,794	5.8%	6,599	7.4%
Hotel, Gaming and Leisure	33,844	4.9%	2,254	2.5%
Cargo Transportation	31,950	4.7%	4,229	4.7%
Beverage, Food and Tobacco	29,464	4.3%	6,691	7.5%
Media: Advertising, Printing and Publishing	28,465	4.1%	1,895	2.1%
Healthcare and Pharmaceuticals	27,895	4.1%	1,988	2.2%
Capital Equipment	27,089	3.9%	4,932	5.5%
Containers, Packaging and Glass	26,750	3.9%	5,325	6.0%
Construction and Building	19,894	2.9%	4,224	4.7%
Telecommunications	16,601	2.4%	1,168	1.3%
Wholesale	14,575	2.1%	2,806	3.1%
Business Services	12,057	1.8%	1,628	1.8%
Durable Consumer Goods	10,990	1.6%	2,485	2.8%
Grocery	10,662	1.6%	1,260	1.4%
Aerospace and Defense	10,556	1.5%	1,183	1.3%
Metals and Mining	9,705	1.4%	1,413	1.6%
Chemicals, Plastics and Rubber	9,449	1.4%	1,088	1.2%
Oil and Gas	8,227	1.2%	368	0.4%
Non-Durable Consumer Goods	7,784	1.1%	1,883	2.1%
Banking	7,392	1.1%	596	0.7%
Other (b)	14,573	2.1%	2,684	3.0%
Total	$686,350	100.0%	89,296	100.0%
__________

(a)	Includes automotive dealerships.

(b)
Includes ABR from tenants in the following industries: insurance; electricity; media: broadcasting and subscription; forest products and paper; environmental industries; and consumer transportation. Also includes square footage for vacant properties.

W. P. Carey 3/31/2016 10-Q – 47

Lease Expirations
(in thousands, except percentages and number of leases)

Year of Lease Expiration (a)	Number of Leases Expiring	ABR	Percent	Square Footage	Percent
March 31, 2016 (b)	1	$558	0.1%	35	—%
Remaining 2016 (c)	9	11,092	1.6%	945	1.1%
2017	14	11,743	1.7%	2,376	2.7%
2018	28	52,970	7.7%	7,986	8.9%
2019	26	40,738	5.9%	4,283	4.8%
2020	24	36,160	5.3%	3,548	4.0%
2021	81	43,356	6.3%	6,852	7.7%
2022	37	63,516	9.3%	8,487	9.5%
2023	15	38,075	5.5%	4,893	5.5%
2024	44	93,686	13.6%	11,719	13.1%
2025	44	34,062	5.0%	3,645	4.1%
2026	22	21,513	3.1%	3,118	3.5%
2027	25	42,264	6.2%	6,277	7.0%
2028	10	27,521	4.0%	3,089	3.5%
2029	12	20,284	3.0%	3,097	3.5%
Thereafter	86	148,812	21.7%	17,606	19.6%
Vacant	—	—	—%	1,340	1.5%
Total	478	$686,350	100.0%	89,296	100.0%
__________

(a)	Assumes tenant does not exercise renewal option.

(b)	Reflects ABR for a lease that expired on March 31, 2016.

(c)	A month-to-month lease with ABR of $0.1 million is included in 2016 ABR.

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

Results of Operations

We operate in two reportable segments: Owned Real Estate and Investment Management. We evaluate our results of operations with a primary focus on increasing and enhancing the value, quality, and number of properties in our Owned Real Estate segment, as well as assets owned by the Managed Programs, which are managed by our Investment Management segment. We focus our efforts on improving underperforming assets through re-leasing efforts, including negotiation of lease renewals, or selectively selling assets in order to increase value in our real estate portfolio. The ability to increase assets under management by structuring investments on behalf of the Managed Programs is affected, among other things, by our ability to raise capital on behalf of the Managed Programs and our ability to identify and enter into appropriate investments and related financing on their behalf.

W. P. Carey 3/31/2016 10-Q – 48

Owned Real Estate

The following table presents the comparative results of our Owned Real Estate segment (in thousands):

	Three Months Ended March 31,
	2016	2015	Change
Revenues
Lease revenues	$175,244	$160,165	$15,079
Lease termination income and other	32,541	3,209	29,332
Operating property revenues	6,902	7,112	(210)
Reimbursable tenant costs	6,309	5,939	370
	220,996	176,425	44,571
Operating Expenses
Depreciation and amortization:
Net-leased properties	82,325	63,318	19,007
Operating properties	1,035	1,050	(15)
	83,360	64,368	18,992
Property expenses:
Net-leased properties	11,432	2,474	8,958
Reimbursable tenant costs	6,309	5,939	370
Operating property expenses	5,712	5,371	341
Property management fees	628	1,519	(891)
	24,081	15,303	8,778
General and administrative	9,544	15,152	(5,608)
Restructuring and other compensation	4,426	—	4,426
Property acquisition and other expenses	2,897	5,676	(2,779)
Stock-based compensation expense	1,837	2,455	(618)
Impairment charges	—	2,683	(2,683)
	126,145	105,637	20,508
Segment Net Operating Income	94,851	70,788	24,063
Other Income and Expenses
Interest expense	(48,395)	(47,949)	(446)
Equity in earnings of equity method investments in the Managed REITs and real estate	15,166	11,723	3,443
Other income and (expenses)	3,775	(4,485)	8,260
	(29,454)	(40,711)	11,257
Income before income taxes and gain on sale of real estate	65,397	30,077	35,320
(Provision for) benefit from income taxes	(2,088)	1,273	(3,361)
Income before gain on sale of real estate	63,309	31,350	31,959
Gain on sale of real estate, net of tax	662	1,185	(523)
Net Income from Owned Real Estate	63,971	32,535	31,436
Net income attributable to noncontrolling interests	(3,425)	(2,466)	(959)
Net Income from Owned Real Estate Attributable to W. P. Carey	$60,546	$30,069	$30,477

W. P. Carey 3/31/2016 10-Q – 49

Lease Composition and Leasing Activities

As of March 31, 2016, 95.6% of our net leases, based on ABR, have rent increases, of which 70.9% have adjustments based on CPI or similar indices and 24.7% have fixed rent increases. CPI and similar rent adjustments are based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. Over the next 12 months, fixed rent escalations are scheduled to increase ABR by an average of 2.9%. We own international investments, and therefore lease revenues from these investments are subject to exchange rate fluctuations in various foreign currencies, primarily the euro.

The following discussion presents a summary of rents on existing properties arising from leases with new tenants, or second generation leases, and renewed leases with existing tenants for the three months ended March 31, 2016 and, therefore, does not include new acquisitions for our portfolio during that period. For a discussion about our leasing activities for the prior period presented in this Report, please see our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as filed with the SEC on May 18, 2015.

During the three months ended March 31, 2016, we entered into two new leases for a total of less than 0.1 million square feet of leased space. The average rent for the leased space is $14.76 per square foot. We provided a tenant improvement allowance on these leases totaling $3.8 million. In addition, during the three months ended March 31, 2016, we extended five leases with existing tenants for a total of approximately 0.4 million square feet of leased space. The estimated average new rent for the leased space is $18.36 per square foot, and the average in place former rent was $20.19 per square foot, reflecting current market conditions.

W. P. Carey 3/31/2016 10-Q – 50

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

	Three Months Ended March 31,
	2016	2015	Change
Existing Net-Leased Properties
Lease revenues	$145,672	$151,723	$(6,051)
Property expenses	(10,663)	(2,091)	(8,572)
Depreciation and amortization	(56,051)	(59,230)	3,179
Property level contribution	78,958	90,402	(11,444)
Recently Acquired Net-Leased Properties
Lease revenues	12,677	4,902	7,775
Property expenses	(706)	(239)	(467)
Depreciation and amortization	(5,486)	(1,921)	(3,565)
Property level contribution	6,485	2,742	3,743
Properties Sold or Held for Sale
Lease revenues	16,895	3,540	13,355
Operating revenues	54	273	(219)
Property expenses	(164)	(301)	137
Depreciation and amortization	(20,797)	(2,215)	(18,582)
Property level contribution	(4,012)	1,297	(5,309)
Operating Properties
Revenues	6,848	6,839	9
Property expenses	(5,611)	(5,214)	(397)
Depreciation and amortization	(1,026)	(1,002)	(24)
Property level contribution	211	623	(412)
Property Level Contribution	81,642	95,064	(13,422)
Add: Lease termination income and other	32,541	3,209	29,332
Less other expenses:
General and administrative	(9,544)	(15,152)	5,608
Restructuring and other compensation	(4,426)	—	(4,426)
Property acquisition and other expenses	(2,897)	(5,676)	2,779
Stock-based compensation expense	(1,837)	(2,455)	618
Property management fees	(628)	(1,519)	891
Impairment charges	—	(2,683)	2,683
Segment Net Operating Income	$94,851	$70,788	$24,063

Existing Net-Leased Properties

Existing net-leased properties are those that we acquired or placed into service prior to January 1, 2015 and that were not sold during the periods presented. For the periods presented, there were 744 existing net-leased properties.

For the three months ended March 31, 2016, as compared to the same period in 2015, property level contribution for existing net-leased properties decreased by $11.4 million, primarily due to a decrease in lease revenues of $6.1 million and an increase in property expenses of $8.6 million, partially offset by a decrease in depreciation and amortization expense of $3.2 million. Lease revenues decreased by $6.8 million as a result of lease expirations, $2.0 million as a result of lease restructurings, which reduced lease revenues earned from these properties, and $1.4 million as a result of the decrease in the average exchange rate of

W. P. Carey 3/31/2016 10-Q – 51

the U.S. dollar in relation to foreign currencies (primarily the euro) between the periods, partially offset by an increase of $1.9 million primarily due to new leases entered into upon the expiration of existing leases and an increase of $1.7 million due to scheduled rent increases. Depreciation and amortization expense also decreased as a result of the decrease in the average exchange rate of the U.S. dollar in relation to foreign currencies (primarily the euro) between the periods. In addition, during the three months ended March 31, 2016, we recorded an allowance for credit losses of $7.1 million on a direct financing lease due to a decline in the estimated amount of future payments we will receive from the tenant, including the possible early termination of the direct financing lease (Note 6), which was recorded in Property expenses, excluding reimbursable tenant costs in the consolidated financial statements and, as such, reduced the property level contribution recognized from this investment.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2014. Since January 1, 2015, we acquired nine investments and placed one property into service with total ABR of approximately $50.4 million.

For the three months ended March 31, 2016 as compared to the same period in 2015, property level contribution from recently acquired net-leased properties increased by $3.7 million, primarily as a result of seven investments we acquired and one property we placed into service after March 31, 2015. Total lease revenues from these properties was $5.8 million for the three months ended March 31, 2016.

Properties Sold or Held for Sale

During the three months ended March 31, 2016, we sold four properties and a parcel of vacant land, one of which was held for sale at December 31, 2015. At March 31, 2016, we had one property classified as held for sale. During the year ended December 31, 2015, we sold 14 properties. For the three months ended March 31, 2016 and 2015, property level contribution from properties sold or held for sale was a loss of $4.0 million and income of $1.3 million, respectively.

In the fourth quarter of 2015, we executed a lease amendment with a tenant in a domestic office building. The amendment extended the lease term an additional 15 years to January 31, 2037 and provided a one-time rent payment of $25.0 million, which was paid to us on December 18, 2015. The lease amendment also provided an option to terminate the lease effective February 29, 2016, with additional lease termination fees of $22.2 million to be paid to us on or five days before February 29, 2016 upon exercise of the option. The tenant exercised the option on January 1, 2016. The aggregate of the additional rent payment of $25.0 million and the lease termination fees of $22.2 million were amortized to lease termination income from the lease amendment date on December 4, 2015 through the end of the non-cancelable lease term on February 29, 2016, resulting in $15.0 million recognized during the year ended December 31, 2015 and $32.2 million recognized during the three months ended March 31, 2016 within Lease termination income and other in the consolidated financial statements. In connection with the lease amendment, we defeased the mortgage loan encumbering the property with a principal balance of $36.5 million and recognized a loss on extinguishment of debt of $5.3 million, which was included in Other income and (expenses) in the consolidated financial statements for the year ended December 31, 2015. In addition, during the fourth quarter of 2015, we entered into an agreement to sell the property to a third party and the buyer placed a deposit of $12.7 million for the purchase of the property that was held in escrow. At December 31, 2015, this property was classified as held for sale (Note 16). During the three months ended March 31, 2016, we sold the property for proceeds of $44.4 million, net of selling costs, and recognized a loss on the sale of $10.7 million. As a result of this lease termination and sale, lease revenues increased by $13.9 million for the three months ended March 31, 2016 as compared to the same period in 2015, due to accelerated amortization of below-market rent intangibles, which is recorded as an adjustment to lease revenues. In addition, for the same property, depreciation and amortization increased by $18.9 million for the three months ended March 31, 2016 as compared to the same period in 2015, due to accelerated amortization of in-place lease intangibles, which is included in depreciation and amortization.

W. P. Carey 3/31/2016 10-Q – 52

Other Revenues and Expenses

Lease Termination Income and Other

2016 — For the three months ended March 31, 2016, lease termination income and other was $32.5 million, primarily consisting of the $32.2 million of lease termination income related to a domestic property that was sold during the three months ended March 31, 2016, as discussed above (Note 16).

2015 — For the three months ended March 31, 2015, lease termination income and other was $3.2 million, primarily due to the early termination of two leases during the first quarter of 2015, for which we received an aggregate of $2.7 million in lease termination income.

General and Administrative

As discussed in Note 4, certain personnel costs (i.e., those not related to our senior management, our legal transactions team, or our investments team) and overhead costs are charged to the CPA® REITs and our Owned Real Estate Segment based on the trailing 12-month reported revenues of the Managed Programs and us. Personnel costs related to our senior management, our legal transactions team, and our investments team are allocated to our Owned Real Estate Segment based on the trailing 12-month investment volume. We allocate personnel costs (excluding our senior management and investments team) and overhead costs to the CWI REITs based on the time incurred by our personnel. We began to allocate personnel and overhead costs to the Managed BDCs on October 8, 2015 based on the time incurred by our personnel.

For the three months ended March 31, 2016 as compared to the same period in 2015, general and administrative expenses in our Owned Real Estate segment decreased by $5.6 million. During the three months ended March 31, 2015, we incurred $3.7 million of commissions to investment officers related to our owned real estate acquisitions, while there were no acquisitions or related commissions in the first quarter of 2016. The remaining decrease was the result of an overall decline in compensation and professional fees allocable to our Owned Real Estate segment due to the reductions in headcount, including the RIF, and other cost savings initiatives implemented during 2016.

Restructuring and Other Compensation

For the three months ended March 31, 2016, we recorded total restructuring and other compensation expenses of $11.5 million, of which $4.4 million was allocated to our Owned Real Estate segment. Included in the total was $5.1 million of severance related to our employment agreement with our former Chief Executive Officer and $6.4 million related to severance, stock-based compensation, and other costs incurred as part of the employee terminations and reductions in headcount (Note 13).

Property Acquisition and Other Expenses

Property acquisition expenses consist primarily of acquisition-related costs incurred on investments that were accounted for as business combinations, which were required to be expensed under current accounting guidance, as well as costs incurred related to our formal strategic review.

2016 — For the three months ended March 31, 2016, we incurred $2.8 million of advisory expenses and professional fees within our Owned Real Estate segment in connection with our formal strategic review, as discussed in Significant Developments above.

2015 — For the three months ended March 31, 2015, property acquisition and other expenses were $5.7 million, consisting primarily of acquisition-related expenses.

Stock-based Compensation Expense

For the three months ended March 31, 2016 as compared to the same period in 2015, stock-based compensation expense allocable to our Owned Real Estate segment decreased by $0.6 million, primarily due to a lower allocation of costs resulting from lower investment volume in our Owned Real Estate segment as compared to investment volume for the Managed REITs.

W. P. Carey 3/31/2016 10-Q – 53

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

2015 — During the three months ended March 31, 2015, we recognized impairment charges totaling $2.7 million on two properties in order to reduce the carrying values of the properties to their estimated fair values based on the estimated selling prices of the properties. The two properties were subsequently sold during 2015.

Interest Expense

For the three months ended March 31, 2016 as compared to the same period in 2015, interest expense increased by $0.4 million, primarily due to an increase of $2.1 million related to our Senior Unsecured Notes, reflecting a full quarter of interest in the current year period on the 2.0% Senior Euro Notes and 4.0% Senior Notes, which were issued on January 21, 2015 and January 26, 2015, respectively, and an increase of $0.7 million related to our Term Loan Facility due to a higher interest rate during the current year period. These increases were partially offset by a decrease of $2.0 million related to our Non-recourse debt, net, primarily due to the impact of prepayments of certain mortgage loans during 2016 and 2015 (Note 11), as well as a decrease of $0.3 million related to our Revolver, due to a lower average outstanding balance during the three months ended March 31, 2016 as compared to the same period in the prior year.

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

	Three Months Ended March 31,
	2016	2015
Equity in earnings of equity method investments in the Managed REITs:
Equity in earnings of equity method investments in the Managed REITs	$1,028	$12
Distributions of Available Cash: (a)
CPA®:17 – Global	6,668	6,064
CPA®:18 – Global	1,277	894
CWI 1	2,507	1,848
CWI 2	529	—
Equity in earnings of equity method investments from the Managed REITs	12,009	8,818
Equity in earnings of other equity method investments in real estate:
Equity investments	3,157	2,905
Total equity in earnings of other equity method investments in real estate	3,157	2,905
Total equity in earnings of equity method investments in the Managed REITs and real estate	$15,166	$11,723
__________

(a)
We are entitled to receive distributions of our share of earnings up to 10% of the Available Cash from the operating partnerships of each of the Managed REITs, as defined in their respective operating partnership agreements. Distributions of Available Cash received and earned from the Managed REITs increased, primarily as a result of new investments that they entered into during 2016 and 2015.

Other Income and (Expenses)

Other income and (expenses) primarily consists of gains and losses on foreign currency transactions, derivative instruments, and extinguishment of debt. We make intercompany loans to a number of our foreign subsidiaries, most of which do not have

W. P. Carey 3/31/2016 10-Q – 54

the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short-term loans, are included in the determination of net income. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments. In addition, we have certain derivative instruments, including common stock warrants and foreign currency contracts, that are not designated as hedges for accounting purposes, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

2016 — For the three months ended March 31, 2016, net other income was $3.8 million, primarily due to net realized and unrealized gains of $2.7 million recognized on foreign currency transactions as a result of changes in foreign currency exchange rates, realized gains of $2.0 million related to foreign currency forward contracts and foreign currency collars, and unrealized gains of $0.8 million recognized primarily on interest rate swaps that did not qualify for hedge accounting. These gains were partially offset by a loss on extinguishment of debt of $1.9 million related to the defeasance of a loan encumbering a property that was sold during the three months ended March 31, 2016 (Note 11).

2015 — For the three months ended March 31, 2015, net other expenses were $4.5 million, primarily due to net realized and unrealized losses of $7.7 million recognized on foreign currency transactions as a result of changes in foreign currency exchange rates. These losses were partially offset by unrealized gains of $2.9 million on interest rate swaps that did not qualify for hedge accounting.

(Provision for) Benefit from Income Taxes

2016 — For the three months ended March 31, 2016, we recognized a provision for income taxes of $2.1 million due to $3.5 million of current federal, foreign, and state franchise taxes recognized on our domestic TRSs and foreign properties, partially offset by $1.4 million of deferred tax benefit associated with basis differences on certain foreign properties for the three months ended March 31, 2016.

2015 — For the three months ended March 31, 2015, we recognized a benefit from income taxes of $1.3 million, due to $1.9 million of deferred tax benefit associated with basis differences on certain foreign properties, partially offset by $0.7 million of current federal, foreign and state franchise taxes recognized on our domestic TRSs and foreign properties.

Gain on Sale of Real Estate, Net of Tax

Gain on sale of real estate, net of tax consists of gain on the sale of properties that were sold during the three months ended March 31, 2016 and 2015 (Note 16).

2016 — During the three months ended March 31, 2016, we sold four properties and a parcel of vacant land for net proceeds of $103.7 million and recognized a net gain on these sales, net of tax totaling $0.7 million, inclusive of amounts attributable to noncontrolling interests of $0.9 million.

2015 — During the three months ended March 31, 2015, we sold seven properties for net proceeds of $13.1 million and recognized a net gain on these sales, net of tax totaling $1.2 million.

Net Income from Owned Real Estate Attributable to W. P. Carey

For the three months ended March 31, 2016 as compared to the same period in 2015, the resulting net income from Owned Real Estate attributable to W. P. Carey increased by $30.5 million.

Investment Management

We earn revenue as the advisor to the Managed Programs. For the periods presented, we acted as advisor to the following affiliated, publicly-owned, non-listed Managed Programs: CPA®:17 – Global, CPA®:18 – Global, CWI 1, CWI 2 (since February 9, 2015), and CCIF (since February 27, 2015).

W. P. Carey 3/31/2016 10-Q – 55

The following tables present other operating data that management finds useful in evaluating result of operations (dollars in millions):

	March 31, 2016	December 31, 2015
Total properties — Managed REITs	607	602
Assets under management — Managed Programs (a)	$11,595.7	$11,045.3
Cumulative funds raised — CPA®:18 – Global offering (b) (c)	1,243.5	1,243.5
Cumulative funds raised — CWI 2 offering (b) (d)	404.0	247.0
Cumulative funds raised — CCIF offering (e)	16.0	2.0

	Three Months Ended March 31,
	2016	2015
Financings structured — Managed REITs	$437.6	$294.0
Investments structured — Managed REITs (f)	411.7	565.8
Funds raised — CPA®:18 – Global offering (b) (c)	—	99.2
Funds raised — CWI 2 offering (b) (d)	157.0	—
Funds raised — CCIF offering (e)	14.0	—
__________

(a)
Represents the estimated fair value of the real estate assets owned by the Managed REITs, which was calculated by us as the advisor to the Managed REITs based in part upon third-party appraisals, plus cash and cash equivalents, less distributions payable. Amounts also include the fair value of the investment assets, plus cash and cash equivalents, owned by CCIF.

(b)	Excludes reinvested distributions through each entity’s distribution reinvestment plan.

(c)	Reflects funds raised from CPA®:18 – Global’s initial public offering, which commenced in May 2013 and closed on April 2, 2015 (Note 4).

(d)	Reflects funds raised from CWI 2’s initial public offering, which commenced in February 2015 and began to admit new stockholders on May 15, 2015.

(e)	We began to raise funds on behalf of the CCIF Feeder Funds in the fourth quarter of 2015. Amount represents funding from the Feeder Funds to CCIF.

(f)	Includes acquisition-related costs.

W. P. Carey 3/31/2016 10-Q – 56

Below is a summary of comparative results of our Investment Management segment (in thousands):

	Three Months Ended March 31,
	2016	2015	Change
Revenues
Reimbursable costs	$19,738	$9,607	$10,131
Asset management revenue	14,613	11,159	3,454
Structuring revenue	12,721	21,720	(8,999)
Dealer manager fees	2,172	1,274	898
Other advisory revenue	—	203	(203)
	49,244	43,963	5,281
Operating Expenses
Reimbursable costs from affiliates	19,738	9,607	10,131
General and administrative	11,894	14,616	(2,722)
Restructuring and other compensation	7,047	—	7,047
Stock-based compensation expense	4,770	4,554	216
Dealer manager fees and expenses	3,352	2,372	980
Subadvisor fees	3,293	2,661	632
Property acquisition and other expenses	2,669	—	2,669
Depreciation and amortization	1,092	1,032	60
	53,855	34,842	19,013
Other Income and Expenses
Equity in loss of equity method investment in Carey Credit Income Fund	(155)	—	(155)
Other income and (expenses)	96	179	(83)
	(59)	179	(238)
(Loss) income before income taxes	(4,670)	9,300	(13,970)
Benefit from (provision for) income taxes	1,563	(3,253)	4,816
Net (Loss) Income from Investment Management Attributable to W. P. Carey	$(3,107)	$6,047	$(9,154)

Reimbursable Costs

Reimbursable costs represent costs incurred by us on behalf of the Managed Programs, consisting primarily of broker-dealer commissions and marketing and personnel costs, which are reimbursed by the Managed Programs and are reflected as a component of both revenues and expenses.

For the three months ended March 31, 2016 as compared to the same period in 2015, reimbursable costs increased by $10.1 million, primarily due to $12.4 million of commissions paid to broker-dealers related to CWI 2’s initial public offering, which began to admit new shareholders on May 15, 2015, and $0.7 million of commissions paid to broker-dealers related to the sale of CCIF Feeder Funds shares, which began in the fourth quarter of 2015, partially offset by decreases of $2.8 million in commissions paid to broker-dealers related to the CPA®:18 – Global initial public offering, which closed on April 2, 2015.

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

W. P. Carey 3/31/2016 10-Q – 57

For the three months ended March 31, 2016 as compared to the same period in 2015, asset management revenue increased by $3.5 million as a result of the growth in assets under management due to investment volume after March 31, 2015. Asset management revenue increased by $1.0 million from CPA®:18 – Global, $0.9 million from CWI 1, $0.8 million from CWI 2, $0.5 million from CCIF, and $0.3 million from CPA®:17 – Global.

Structuring Revenue

We earn structuring revenue when we structure investments and debt placement transactions for the Managed REITs. Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation.

For the three months ended March 31, 2016 as compared to the same period in 2015, structuring revenue decreased by $9.0 million. Structuring revenue from CPA®:18 – Global, CPA®:17 – Global, and CWI 1 decreased by $8.0 million, $3.2 million, and $2.6 million, respectively, as a result of lower investment volume during the three months ended March 31, 2016 as compared to the same period in 2015. These decreases were partially offset by $4.7 million of structuring revenue recognized during the three months ended March 31, 2016 from CWI 2, which completed one investment during the period.

Dealer Manager Fees

As discussed in Note 4, we earn a dealer manager fee, depending on the class of common stock sold, of $0.30 or $0.26 per share sold, for the class A common stock and class T common stock, respectively, in connection with CWI 2’s initial public offering, which began to admit new stockholders on May 15, 2015. In addition, we received dealer manager fees, depending on the class of common stock sold, of $0.30 or $0.21 per share sold, for the class A common stock and class C common stock, respectively, in connection with CPA®:18 – Global’s initial public offering, which commenced in May 2013 and closed in April 2015. We also receive dealer manager fees of 2.75% - 3.0% based on the selling price of each share sold in connection with the offerings of the CCIF Feeder Funds, which began in the fourth quarter of 2015. We may re-allow a portion of the dealer manager fees to selected dealers in the offerings. Dealer manager fees that were not re-allowed were classified as Dealer manager fees from affiliates in the consolidated financial statements. Dealer manager fees earned are generally offset by costs incurred in connection with the offerings, which are included in Dealer manager fees and expenses in the consolidated financial statements.

For the three months ended March 31, 2016 as compared to the same period in 2015, dealer manager fees increased by $0.9 million, primarily due to $1.9 million in fees earned in connection with the sale of CWI 2 shares in its initial public offering and $0.2 million in fees earned in connection with the sale of CCIF Feeder Funds shares. These increases were partially offset by a decrease of $1.3 million in fees earned in connection with the sale of CPA®:18 – Global shares in its initial public offering, due to the closing of the offering on April 2, 2015.

General and Administrative

As discussed in Note 4, during the periods presented certain personnel and overhead costs were charged to the CPA® REITs and our Owned Real Estate Segment based on the trailing 12-month reported revenues of the Managed REITs and us. Personnel costs related to our senior management, our legal transactions team, and our investments team are allocated to our Owned Real Estate Segment based on the trailing 12-month investment volume. For our legal transactions team, overhead costs are charged to the CPA® REITs according to a fee schedule. We began to allocate personnel and overhead costs to the Managed BDCs on October 8, 2015 based on the time incurred by our personnel.

For the three months ended March 31, 2016 as compared to the same period in 2015, general and administrative expenses in our Investment Management segment decreased by $2.7 million, primarily due to a $1.4 million reduction in commissions paid to investment officers related to acquisitions made on behalf of the Managed REITs as well as an overall decline in compensation and professional fees allocable to our Investment Management segment due to the reductions in headcount, including the RIF, and other cost savings initiatives implemented during 2016.

Restructuring and Other Compensation

For the three months ended March 31, 2016, we recorded total restructuring and other compensation expenses of $11.5 million, of which $7.0 million was allocated to our Investment Management segment. Included in the total was $5.1 million of severance related to our employment agreement with our former Chief Executive Officer and $6.4 million related to severance, stock-based compensation, and other costs incurred as part of employee terminations and reductions in headcount (Note 13).

W. P. Carey 3/31/2016 10-Q – 58

Stock-based Compensation Expense

For the three months ended March 31, 2016 as compared to the same period in 2015, stock-based compensation expense allocable to our Investment Management segment increased by $0.2 million, primarily due to a higher allocation of costs resulting from higher investment volume for the Managed REITs as compared to investment volume in our Owned Real Estate segment.

Dealer Manager Fees and Expenses

Dealer manager fees earned in the public offerings that we manage for the Managed Programs are generally offset by costs incurred in connection with the offerings, which are included in Dealer manager fees and expenses in the consolidated financial statements.

For the three months ended March 31, 2016 as compared to the same period in 2015, dealer manager fees and expenses increased by $1.0 million, primarily due to $2.8 million in expenses paid in connection with the CWI 2 initial public offering, which began to admit stockholders on May 15, 2015, and $0.4 million in expenses paid in connection with the sale of CCIF Feeder Funds shares during the three months ended March 31, 2016. Expenses paid in connection with the sale of CPA®:18 – Global shares in its initial public offering, which closed on April 2, 2015, totaled $2.2 million during the three months ended March 31, 2015.

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

For the three months ended March 31, 2016 as compared to the same period in 2015, subadvisor fees increased by $0.6 million, primarily as a result of fees earned from CWI 2 of $1.5 million, which commenced operations in April 2015 and completed one investment during the three months ended March 31, 2016, partially offset by a decrease in fees earned from CPA®:18 – Global of $0.8 million due to lower multi-family property investment volume in the current year period as compared to the same period in the prior year.

Property Acquisition and Other Expenses

For the three months ended March 31, 2016, we incurred $2.7 million of advisory expenses and professional fees within our Investment Management segment in connection with our formal strategic review, as discussed in Significant Developments above.

Equity in Loss of Equity Method Investment in Carey Credit Income Fund

In December 2014, we acquired a $25.0 million noncontrolling interest in CCIF (Note 7). The $0.2 million equity in loss of equity method investment in CCIF recognized during the three months ended March 31, 2016 represents our portion of the net loss incurred by CCIF.

Benefit from (Provision for) Income Taxes

2016 — For the three months ended March 31, 2016, we recognized a benefit from income taxes of $1.6 million, primarily due to pre-tax losses recognized by our TRSs in the Investment Management segment.

W. P. Carey 3/31/2016 10-Q – 59

2015 — For the three months ended March 31, 2015, we recognized a provision for income taxes of $3.3 million, primarily due to pre-tax income recognized by our TRSs in the Investment Management segment.

Net (Loss) Income from Investment Management Attributable to W. P. Carey

For the three months ended March 31, 2016, the resulting net loss from Investment Management attributable to W. P. Carey was $3.1 million, compared to net income of $6.0 million recognized in the same period in 2015.

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

Operating Activities — Net cash provided by operating activities increased by $32.1 million during the three months ended March 31, 2016 as compared to the same period in 2015, primarily due to the lease termination income received in connection with the sale of a property during the three months ended March 31, 2016 and an increase in operating cash flow generated from the properties we acquired during 2015, partially offset by a decrease in structuring revenue received in cash from the Managed REITs as a result of lower investment volume during the current year period.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property-related costs.

During the three months ended March 31, 2016, we sold four properties and a parcel of vacant land for net proceeds of $103.7 million. We used $4.1 million to invest in capital expenditures for owned real estate. Net funds that were invested in and released from lender-held investment accounts totaled $3.1 million. We also received $1.9 million in distributions from equity investments in real estate and the Managed Programs in excess of cumulative equity income.

Financing Activities — During the three months ended March 31, 2016, gross borrowings under our Senior Unsecured Credit Facility were $190.6 million and repayments were $130.0 million. We also made prepaid and scheduled non-recourse mortgage loan principal payments of $36.9 million and $17.9 million, respectively. We paid distributions to stockholders of $102.2 million related to the fourth quarter of 2015, and also paid distributions of $6.1 million to affiliates who hold noncontrolling interests in various entities with us.

W. P. Carey 3/31/2016 10-Q – 60

Summary of Financing

The table below summarizes our non-recourse debt, our Senior Unsecured Notes, and our Senior Unsecured Credit Facility (dollars in thousands):

	March 31, 2016	December 31, 2015
Carrying Value
Fixed rate:
Non-recourse mortgages (a)	$1,876,712	$1,903,094
Senior Unsecured Notes (a)	1,501,281	1,476,084
	3,377,993	3,379,178
Variable rate:
Revolver	564,600	485,021
Term Loan Facility (a)	249,790	249,683
Non-recourse debt (a):
Amount subject to interest rate swap and cap	287,806	283,441
Non-recourse mortgages	45,282	43,452
Amount of fixed rate debt subject to interest rate reset features	38,193	39,434
	1,185,671	1,101,031
	$4,563,664	$4,480,209

Percent of Total Debt
Fixed rate	74%	75%
Variable rate	26%	25%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.7%	4.8%
Variable rate (b)	2.1%	2.2%

__________

(a)
In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net, Senior Unsecured Notes, net, and Senior Unsecured Credit Facility - Term Loan, net as of December 31, 2015 (Note 3). Aggregate debt balance includes deferred financing costs totaling $12.0 million and $12.6 million as of March 31, 2016 and December 31, 2015, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At March 31, 2016, our cash resources consisted of the following:

•
Cash and cash equivalents totaling $267.1 million. Of this amount, $89.1 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

•	Our Revolver, with unused capacity of $935.4 million, excluding amounts reserved for outstanding letters of credit; and

•	Unleveraged properties that had an aggregate carrying value of $2.8 billion at March 31, 2016, although there can be no assurance that we would be able to obtain financing for these properties.

We also have the ability to access the capital markets, in the form of additional bond and equity offerings, such as our $400.0 million “at-the-market” program, if necessary.

W. P. Carey 3/31/2016 10-Q – 61

Senior Unsecured Credit Facility

Our Senior Unsecured Credit Facility is more fully described in Note 11. A summary of principal outstanding borrowings on our Senior Unsecured Credit Facility is provided below (in thousands):

	March 31, 2016		December 31, 2015
	Outstanding Balance	Maximum Available	Outstanding Balance	Maximum Available
Revolver	$564,600	$1,500,000	$485,021	$1,500,000
Term Loan Facility	250,000	250,000	250,000	250,000

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments, funding capital commitments such as build-to-suit projects, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, making scheduled interest payments on the Senior Unsecured Notes and scheduled mortgage loan principal payments, including mortgage balloon payments totaling $703.0 million on our consolidated mortgage loan obligations, as well as other normal recurring operating expenses.

We expect to fund future investments, build-to-suit commitments, any capital expenditures on existing properties, scheduled debt maturities on non-recourse mortgage loans and any loans to certain of the Managed Programs (Note 4) through cash generated from operations, the use of our cash reserves or unused amounts on our Revolver, and/or additional equity or debt offerings.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at March 31, 2016 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$2,245,974	$773,229	$584,120	$339,086	$549,539
Senior Unsecured Notes — principal (a) (b)	1,519,250	—	—	—	1,519,250
Senior Unsecured Credit Facility — principal (a) (c)	814,600	250,000	564,600	—	—
Interest on borrowings (d)	823,031	177,481	240,739	187,358	217,453
Operating and other lease commitments (e)	174,275	6,311	17,241	15,320	135,403
Property improvement commitments	13,398	13,398	—	—	—
Tenant expansion allowance (f)	12,879	2,499	10,380	—	—
Restructuring and other compensation commitments (g)	7,219	4,661	2,558	—	—
	$5,610,626	$1,227,579	$1,419,638	$541,764	$2,421,645

__________

(a)
Excludes deferred financing costs totaling $12.0 million, the unamortized discount on the Senior Unsecured Notes of $7.7 million, and the unamortized fair market value adjustment of $3.6 million resulting from the assumption of property-level debt in connection with the CPA®:15 Merger and CPA®:16 Merger (Note 11).

(b)	Our Senior Unsecured Notes are scheduled to mature from 2023 through 2025.

W. P. Carey 3/31/2016 10-Q – 62

(c)	Our Revolver is scheduled to mature on January 31, 2018 and our Term Loan Facility is scheduled to mature on January 31, 2017 unless otherwise extended pursuant to their terms.

(d)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at March 31, 2016.

(e)
Operating and other lease commitments consist primarily of rental obligations under ground leases and the future minimum rents payable on the leases for our principal offices. Pursuant to their respective advisory agreements with us, we are reimbursed by the Managed REITs for their share of overhead costs, which includes a portion of those future minimum rent amounts. Our operating lease commitments are presented net of $6.0 million, based on the allocation percentages as of March 31, 2016, which we estimate the Managed REITs will reimburse us for in full.

(f)
Represents a tenant expansion allowance of $12.9 million that we committed to fund in connection with an investment in Australia. Amounts are based on the exchange rate of the Australian dollar at March 31, 2016.

(g)	Represents severance-related obligations to our former Chief Executive Officer and other former employees (Note 13).

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at March 31, 2016, which consisted primarily of the euro. At March 31, 2016, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Supplemental Financial Measures

In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use Funds from Operations, or FFO, and AFFO, which are non-GAAP measures defined by our management. We believe that these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of FFO and AFFO and reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are provided below.

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

We modify the NAREIT computation of FFO to include other adjustments to GAAP net income to adjust for certain non-cash charges such as amortization of real estate-related intangibles, deferred income tax benefits and expenses, straight-line rents, stock compensation, gains or losses from extinguishment of debt and deconsolidation of subsidiaries and unrealized foreign currency exchange gains and losses. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. Additionally, we exclude non-core income and expenses such as certain lease termination income, acquisition expenses, restructuring and other compensation-related expenses resulting from a reduction in headcount and employment severance arrangements, and expenses related to our formal strategic review. We also exclude realized gains/losses on foreign exchange transactions, other than those realized on the settlement of foreign currency derivatives, which are not considered fundamental attributes of our business plan and do not affect our overall long-term operating performance. We refer to our modified definition of FFO as AFFO. We exclude these items from GAAP net income as they are not the primary drivers in our decision making process and excluding those items provides investors a view of our portfolio performance over time and make it more comparable to other REITs which are currently not engaged in acquisitions, mergers and restructuring which are not part of our normal business operations. We use AFFO as one measure of our operating performance when we formulate corporate goals, evaluate the effectiveness of our strategies, and determine executive compensation.

W. P. Carey 3/31/2016 10-Q – 63

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

W. P. Carey 3/31/2016 10-Q – 64

Consolidated FFO and AFFO were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income attributable to W. P. Carey	$57,439	$36,116
Adjustments:
Depreciation and amortization of real property	82,957	63,891
Gain on sale of real estate, net	(662)	(1,185)
Impairment charges	—	2,683
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(2,625)	(2,653)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO	1,309	1,278
Total adjustments	80,979	64,014
FFO attributable to W. P. Carey — as defined by NAREIT	138,418	100,130
Adjustments:
Straight-line and other rent adjustments (a)	(26,912)	(2,937)
Restructuring and other compensation (b)	11,473	—
Allowance for credit losses	7,064	—
Stock-based compensation	6,607	7,009
Property acquisition and other expenses (c)	5,566	5,676
Other amortization and non-cash items (d)	(3,833)	6,690
Tax benefit – deferred	(2,988)	(1,745)
Loss on extinguishment of debt	1,925	—
Above- and below-market rent intangible lease amortization, net (e)	(1,818)	13,750
Amortization of deferred financing costs	1,354	1,165
Realized gains on foreign currency	(212)	(554)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at AFFO	1,321	1,000
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	1,499	(214)
Total adjustments	1,046	29,840
AFFO attributable to W. P. Carey	$139,464	$129,970

Summary
FFO attributable to W. P. Carey — as defined by NAREIT	$138,418	$100,130
AFFO attributable to W. P. Carey	$139,464	$129,970

W. P. Carey 3/31/2016 10-Q – 65

FFO and AFFO from Owned Real Estate were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income from Owned Real Estate attributable to W. P. Carey	$60,546	$30,069
Adjustments:
Depreciation and amortization of real property	82,957	63,891
Gain on sale of real estate, net	(662)	(1,185)
Impairment charges	—	2,683
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(2,625)	(2,653)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO	1,309	1,278
Total adjustments	80,979	64,014
FFO attributable to W. P. Carey — as defined by NAREIT — Owned Real Estate	141,525	94,083
Adjustments:
Straight-line and other rent adjustments (a)	(26,912)	(2,937)
Allowance for credit losses	7,064	—
Restructuring and other compensation (b)	4,426	—
Other amortization and non-cash items (d)	(3,877)	6,712
Property acquisition and other expenses (c)	2,897	5,676
Loss on extinguishment of debt	1,925	—
Stock-based compensation	1,837	2,455
Above- and below-market rent intangible lease amortization, net (e)	(1,818)	13,750
Tax benefit – deferred	(1,499)	(1,937)
Amortization of deferred financing costs	1,354	1,165
Realized gains on foreign currency	(245)	(547)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at AFFO	1,038	1,000
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	1,499	(214)
Total adjustments	(12,311)	25,123
AFFO attributable to W. P. Carey — Owned Real Estate	$129,214	$119,206

Summary
FFO attributable to W. P. Carey — as defined by NAREIT — Owned Real Estate	$141,525	$94,083
AFFO attributable to W. P. Carey — Owned Real Estate	$129,214	$119,206

W. P. Carey 3/31/2016 10-Q – 66

FFO and AFFO from Investment Management were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net (loss) income from Investment Management attributable to W. P. Carey	$(3,107)	$6,047
FFO attributable to W. P. Carey — as defined by NAREIT — Investment Management	(3,107)	6,047
Adjustments:
Restructuring and other compensation (b)	7,047	—
Stock-based compensation	4,770	4,554
Property acquisition and other expenses (c)	2,669	—
Tax (benefit) expense – deferred	(1,489)	192
Other amortization and non-cash items (d)	44	(22)
Realized losses (gains) on foreign currency	33	(7)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at AFFO	283	—
Total adjustments	13,357	4,717
AFFO attributable to W. P. Carey — Investment Management	$10,250	$10,764

Summary
FFO attributable to W. P. Carey — as defined by NAREIT — Investment Management	$(3,107)	$6,047
AFFO attributable to W. P. Carey — Investment Management	$10,250	$10,764
__________

(a)
Amount for the three months ended March 31, 2016 includes an adjustment to exclude $27.2 million of the $32.2 million of lease termination income recognized in connection with a domestic property that was sold during the period, as such amount was determined to be non-core income (Note 16). Amount for the three months ended March 31, 2016 also reflects an adjustment to include $1.8 million of lease termination income received in December 2015 that represented core income for the three months ended March 31, 2016.

(b)	Amount represents restructuring and other compensation-related expenses resulting from a reduction in headcount and employment severance arrangements (Note 13).

(c)	Amount for the three months ended March 31, 2016 is comprised of expenses related to our formal strategic review.

(d)	Represents primarily unrealized gains and losses from foreign exchange and derivatives.

(e)	Amount for the three months ended March 31, 2016 includes an adjustment of $15.6 million related to the acceleration of a below-market lease from a tenant of a domestic property.

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

W. P. Carey 3/31/2016 10-Q – 67

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At March 31, 2016, we estimated that the total fair value of our interest rate swaps and cap, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $8.3 million (Note 10).

At March 31, 2016, a significant portion (approximately 81.2%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at March 31, 2016 ranged from 2.0% to 8.7%. The contractual annual interest rates on our variable-rate debt at March 31, 2016 ranged from 0.8% to 7.6%. Our debt obligations are more fully described under Liquidity and Capital Resources – Summary of Financing, in Item 2 above. The following table presents principal cash outflows for the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter, based upon expected maturity dates of our debt obligations outstanding at March 31, 2016 (in thousands):

	2016 (Remainder)	2017	2018	2019	2020	Thereafter	Total	Fair value
Fixed-rate debt (a)	$330,552	$624,246	$132,927	$86,093	$176,845	$2,041,934	$3,392,597	$3,391,047
Variable-rate debt (a)	$53,267	$306,967	$703,630	$13,986	$47,060	$62,317	$1,187,227	$1,185,186
__________

(a)	Amounts are based on the exchange rate at March 31, 2016, as applicable.

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to interest rate caps is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at March 31, 2016 would increase or decrease by $8.6 million for each respective 1% change in annual interest rates. As more fully described under Liquidity and Capital Resources – Summary of Financing in Item 2 above, a portion of the debt classified as variable-rate debt in the tables above bore interest at fixed rates at March 31, 2016, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Asia, and Australia, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, and the Australian dollar, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall

W. P. Carey 3/31/2016 10-Q – 68

exposure to the net cash flow from that investment. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. As part of our investment strategy, we make intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short term loans, are included in the determination of net income. For the three months ended March 31, 2016, we recognized net foreign currency transaction gains (included in Other income and (expenses) in the consolidated financial statements) of $2.7 million, primarily due to the weakening of the U.S. dollar relative to the euro during the period. The end-of-period rate for the U.S. dollar in relation to the euro at March 31, 2016 increased by 4.6% to $1.1385 from $1.0887 at December 31, 2015.

We enter into foreign currency forward contracts and collars to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. The estimated fair value of our foreign currency forward contracts and collars, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net asset position of $35.1 million at March 31, 2016. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also issued the euro-denominated 2.0% Senior Euro Notes and have borrowed under our Revolver in foreign currencies, including the euro and the British pound sterling. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of March 31, 2016 for the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter are as follows (in thousands):

Lease Revenues (a)	2016 (Remainder)	2017	2018	2019	2020	Thereafter	Total
Euro (b)	$160,399	$196,333	$183,725	$166,138	$161,705	$1,368,838	$2,237,138
British pound sterling (c)	27,899	37,029	37,075	37,213	37,315	334,266	510,797
Australian dollar (d)	7,933	10,529	10,529	10,529	10,557	145,727	195,804
Other foreign currencies (e)	11,104	14,796	14,964	15,392	15,585	152,153	223,994
	$207,335	$258,687	$246,293	$229,272	$225,162	$2,000,984	$3,167,733

Scheduled debt service payments (principal and interest) for non-recourse mortgage notes payable and Senior Unsecured Notes for our consolidated foreign operations as of March 31, 2016 for the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter are as follows (in thousands):

Debt service (a) (f)	2016 (Remainder)	2017	2018	2019	2020	Thereafter	Total
Euro (b)	$236,184	$387,679	$591,730	$21,823	$63,736	$632,732	$1,933,884
British pound sterling (c)	5,993	903	903	903	902	13,357	22,961
Other foreign currencies (e)	2,164	7,312	9,497	731	3,756	—	23,460
	$244,341	$395,894	$602,130	$23,457	$68,394	$646,089	$1,980,305

__________

(a)	Amounts are based on the applicable exchange rates at March 31, 2016. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property level cash flow at March 31, 2016 of $3.0 million. Amounts included the equivalent of $440.6 million borrowed in euro under our Revolver, which is scheduled to mature on January 31, 2018 unless extended pursuant to its terms (Note 11), and the equivalent of $569.3 million of 2.0% Senior Euro Notes outstanding maturing in January 2023 (Note 11).

W. P. Carey 3/31/2016 10-Q – 69

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property level cash flow at March 31, 2016 of $4.9 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the Australian dollar and the U.S. dollar, there would be a corresponding change in the projected estimated property level cash flow at March 31, 2016 of $2.0 million. There is no related mortgage loan on this investment.

(e)	Other foreign currencies consist of the Canadian dollar, the Malaysian ringgit, the Swedish krona, the Norwegian krone, and the Thai baht.

(f)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at March 31, 2016.

As a result of scheduled balloon payments on certain of our international non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2016, 2017, and 2018. In 2016, balloon payments totaling $182.0 million are due on seven non-recourse mortgage loans that are collateralized by properties that we own with affiliates. In 2017, balloon payments totaling $348.6 million are due on ten non-recourse mortgage loans that are collateralized by properties that we own with affiliates. In 2018, balloon payments totaling $133.5 million are due on five non-recourse mortgage loans that are collateralized by properties that we own with affiliates. We currently anticipate that, by their respective due dates, we will have repaid these loans using our cash resources, including unused capacity on our Revolver.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in certain areas in excess of 10%, based on the percentage of our consolidated total revenues or ABR. For the three months ended March 31, 2016, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•	74% related to domestic properties; and

•	26% related to international properties.

At March 31, 2016, our consolidated net-lease portfolio, which excludes our operating properties, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our consolidated ABR as of that date:

•	63% related to domestic properties;

•	37% related to international properties;

•	29% related to office facilities, 25% related to industrial facilities, 18% related to warehouse facilities, and 16% related to retail facilities; and

•	21% related to the retail stores industry.

W. P. Carey 3/31/2016 10-Q – 70

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2016 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

W. P. Carey 3/31/2016 10-Q – 71

PART II — OTHER INFORMATION

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Third Amended and Restated Bylaws of W. P. Carey Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 22, 2016

10.1	Amended and Restated Advisory Agreement, dated as of January 1, 2016, by and among Carey Watermark Investors Incorporated, CWI OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed February 26, 2016

10.2	Separation Agreement, dated February 10, 2016, by and between W. P. Carey Inc. and Trevor P. Bond	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 10, 2016

10.3	Separation Agreement, dated February 10, 2016, by and between W. P. Carey Inc. and Catherine Rice	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from W. P. Carey Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statements of Equity for the three months ended March 31, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

W. P. Carey 3/31/2016 10-Q – 72

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.
Date:	May 5, 2016
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Financial Officer
(Principal Financial Officer)

Date:	May 5, 2016
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 3/31/2016 10-Q – 73

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Third Amended and Restated Bylaws of W. P. Carey Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 22, 2016

10.1	Amended and Restated Advisory Agreement, dated as of January 1, 2016, by and among Carey Watermark Investors Incorporated, CWI OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed February 26, 2016

10.2	Separation Agreement, dated February 10, 2016, by and between W. P. Carey Inc. and Trevor P. Bond	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 10, 2016

10.3	Separation Agreement, dated February 10, 2016, by and between W. P. Carey Inc. and Catherine Rice	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from W. P. Carey Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statements of Equity for the three months ended March 31, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.
Filed herewith