Form 10-Q
period 2016-06-30
W. P. Carey Inc.
filed 2016-08-04
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
or

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

Registrant has 105,733,727 shares of common stock, $0.001 par value, outstanding at July 29, 2016.

INDEX

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding capital markets; tenant credit quality; general economic overview; our expected range of Adjusted funds from operations, or AFFO; our corporate strategy; our capital structure; our portfolio lease terms; our international exposure and acquisition volume, including the effects of the United Kingdom’s referendum to approve an exit from the European Union; our expectations about tenant bankruptcies and interest coverage; statements regarding estimated or future economic performance and results, including our underlying assumptions, occupancy rate, credit ratings, and possible new acquisitions and dispositions by us and our investment management programs; the Managed Programs discussed herein, including their earnings; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust, or REIT; the impact of a recently-issued pronouncement regarding accounting for leases; the amount and timing of any future dividends; our existing or future leverage and debt service obligations; our ability to sell shares under our “at the market” program and the use of proceeds from that program; our future prospects for growth; our projected assets under management; our future capital expenditure levels; our historical and anticipated AFFO; our future financing transactions; our estimates of growth; and our plans to fund our future liquidity needs. These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition, liquidity, results of operations, AFFO, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 26, 2016, or the 2015 Annual Report. Moreover, because we operate in a very competitive and rapidly-changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, potential investors are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

W. P. Carey 6/30/2016 10-Q – 1

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

W. P. Carey 6/30/2016 10-Q – 2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
Assets
Investments in real estate:
Real estate, at cost	$5,231,806	$5,309,925
Operating real estate	81,508	82,749
Accumulated depreciation	(420,420)	(381,529)
Net investments in properties	4,892,894	5,011,145
Net investments in direct financing leases	741,185	756,353
Assets held for sale, net	276,336	59,046
Net investments in real estate	5,910,415	5,826,544
Equity investments in the Managed Programs and real estate	286,775	275,473
Cash and cash equivalents	173,305	157,227
Due from affiliates	57,353	62,218
In-place lease and tenant relationship intangible assets, net	843,154	902,848
Goodwill	640,588	681,809
Above-market rent intangible assets, net	422,748	475,072
Other assets, net	348,233	360,898
Total assets	$8,682,571	$8,742,089
Liabilities and Equity
Liabilities:
Non-recourse debt, net	$2,110,441	$2,269,421
Senior Unsecured Notes, net	1,487,864	1,476,084
Senior Unsecured Credit Facility - Revolver	793,770	485,021
Senior Unsecured Credit Facility - Term Loan, net	249,853	249,683
Accounts payable, accrued expenses and other liabilities	270,602	342,374
Below-market rent and other intangible liabilities, net	128,466	154,315
Deferred income taxes	72,699	86,104
Distributions payable	104,911	102,715
Total liabilities	5,218,606	5,165,717
Redeemable noncontrolling interest	965	14,944
Commitments and contingencies (Note 11)
Equity:
W. P. Carey stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 105,167,537 and 104,448,777 shares, respectively, issued and outstanding	105	104
Additional paid-in capital	4,316,732	4,282,042
Distributions in excess of accumulated earnings	(839,162)	(738,652)
Deferred compensation obligation	60,789	56,040
Accumulated other comprehensive loss	(206,201)	(172,291)
Total W. P. Carey stockholders’ equity	3,332,263	3,427,243
Noncontrolling interests	130,737	134,185
Total equity	3,463,000	3,561,428
Total liabilities and equity	$8,682,571	$8,742,089

 See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2016 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Owned Real Estate:
Lease revenues	$167,328	$162,574	$342,572	$322,739
Operating property revenues	8,270	8,426	15,172	15,538
Reimbursable tenant costs	6,391	6,130	12,700	12,069
Lease termination income and other	838	3,122	33,379	6,331
	182,827	180,252	403,823	356,677
Investment Management:
Asset management revenue	15,005	12,073	29,618	23,232
Reimbursable costs	12,094	7,639	31,832	17,246
Structuring revenue	5,968	37,808	18,689	59,528
Dealer manager fees	1,372	307	3,544	1,581
Other advisory revenue	—	—	—	203
	34,439	57,827	83,683	101,790
	217,266	238,079	487,506	458,467
Operating Expenses
Depreciation and amortization	66,581	65,166	151,033	130,566
Impairment charges	35,429	591	35,429	3,274
General and administrative	20,951	26,376	42,389	56,144
Reimbursable tenant and affiliate costs	18,485	13,769	44,532	29,315
Property expenses, excluding reimbursable tenant costs	10,510	11,020	28,282	20,384
Stock-based compensation expense	4,001	5,089	10,608	12,098
Dealer manager fees and expenses	2,620	2,327	5,972	4,699
Subadvisor fees	1,875	4,147	5,168	6,808
Restructuring and other compensation	452	—	11,925	—
Property acquisition and other expenses	(207)	1,897	5,359	7,573
	160,697	130,382	340,697	270,861
Other Income and Expenses
Interest expense	(46,752)	(47,693)	(95,147)	(95,642)
Equity in earnings of equity method investments in the Managed Programs and real estate	16,429	14,272	31,440	25,995
Other income and (expenses)	426	7,641	4,297	3,335
	(29,897)	(25,780)	(59,410)	(66,312)
Income before income taxes and gain on sale of real estate	26,672	81,917	87,399	121,294
Benefit from (provision for) income taxes	8,217	(15,010)	7,692	(16,990)
Income before gain on sale of real estate	34,889	66,907	95,091	104,304
Gain on sale of real estate, net of tax	18,282	16	18,944	1,201
Net Income	53,171	66,923	114,035	105,505
Net income attributable to noncontrolling interests	(1,510)	(3,575)	(4,935)	(6,041)
Net Income Attributable to W. P. Carey	$51,661	$63,348	$109,100	$99,464

Basic Earnings Per Share	$0.48	$0.60	$1.02	$0.94
Diluted Earnings Per Share	$0.48	$0.59	$1.02	$0.93
Weighted-Average Shares Outstanding
Basic	106,310,362	105,764,032	106,124,881	105,532,976
Diluted	106,530,036	106,281,983	106,504,226	106,355,402

Distributions Declared Per Share	$0.9800	$0.9540	$1.9542	$1.9065

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2016 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income	$53,171	$66,923	$114,035	$105,505
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(44,208)	48,090	(30,175)	(65,989)
Realized and unrealized gain (loss) on derivative instruments	8,869	(9,619)	(2,906)	17,199
Change in unrealized gain on marketable securities	4	—	4	14
	(35,335)	38,471	(33,077)	(48,776)
Comprehensive Income	17,836	105,394	80,958	56,729

Amounts Attributable to Noncontrolling Interests
Net income	(1,510)	(3,575)	(4,935)	(6,041)
Foreign currency translation adjustments	1,037	(1,585)	(833)	3,558
Comprehensive income attributable to noncontrolling interests	(473)	(5,160)	(5,768)	(2,483)
Comprehensive Income Attributable to W. P. Carey	$17,363	$100,234	$75,190	$54,246

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2016 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Six Months Ended June 30, 2016 and 2015
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2016	104,448,777	$104	$4,282,042	$(738,652)	$56,040	$(172,291)	$3,427,243	$134,185	$3,561,428
Shares issued under “at-the-market” offering, net	281,301	1	18,609				18,610		18,610
Shares issued to a third party in connection with the redemption of a redeemable noncontrolling interest	217,011	—	13,418				13,418		13,418
Contributions from noncontrolling interests							—	112	112
Shares issued upon delivery of vested restricted stock awards	191,266	—	(7,059)				(7,059)		(7,059)
Shares issued upon exercise of stock options and purchases under employee share purchase plan	29,182	—	(1,397)				(1,397)		(1,397)
Deferral of vested shares			(4,501)		4,501		—		—
Amortization of stock-based compensation expense			13,815				13,815		13,815
Redemption value adjustment			561				561		561
Distributions to noncontrolling interests							—	(9,328)	(9,328)
Distributions declared ($1.9542 per share)			1,244	(209,610)	248		(208,118)		(208,118)
Net income				109,100			109,100	4,935	114,035
Other comprehensive loss:
Foreign currency translation adjustments						(31,008)	(31,008)	833	(30,175)
Realized and unrealized loss on derivative instruments						(2,906)	(2,906)		(2,906)
Change in unrealized gain on marketable securities						4	4		4
Balance at June 30, 2016	105,167,537	$105	$4,316,732	$(839,162)	$60,789	$(206,201)	$3,332,263	$130,737	$3,463,000

W. P. Carey 6/30/2016 10-Q – 6

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
Six Months Ended June 30, 2016 and 2015
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2015	104,040,653	$104	$4,293,450	$(497,730)	$30,624	$(75,559)	$3,750,889	$139,846	$3,890,735
Contributions from noncontrolling interests							—	483	483
Shares issued upon delivery of vested restricted stock awards	288,142	—	(14,533)				(14,533)		(14,533)
Shares issued upon exercise of stock options and purchases under employee share purchase plan	48,415	—	(614)				(614)		(614)
Deferral of vested shares			(24,935)		24,935		—		—
Windfall tax benefits - share incentive plans			6,524				6,524		6,524
Amortization of stock-based compensation expense			12,098				12,098		12,098
Redemption value adjustment			(7,303)				(7,303)		(7,303)
Distributions to noncontrolling interests							—	(6,652)	(6,652)
Distributions declared ($1.9065 per share)			5,064	(209,262)	1,836		(202,362)		(202,362)
Net income				99,464			99,464	6,041	105,505
Other comprehensive loss:
Foreign currency translation adjustments						(62,431)	(62,431)	(3,558)	(65,989)
Realized and unrealized gain on derivative instruments						17,199	17,199		17,199
Change in unrealized gain on marketable securities						14	14		14
Balance at June 30, 2015	104,377,210	$104	$4,269,751	$(607,528)	$57,395	$(120,777)	$3,598,945	$136,160	$3,735,105

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2016 10-Q – 7

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows — Operating Activities
Net income	$114,035	$105,505
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	152,136	134,129
Impairment charges	35,429	3,274
Distributions of earnings from equity investments	32,365	24,578
Equity in earnings of equity method investments in the Managed Programs and real estate	(31,440)	(25,995)
Straight-line rent, amortization of rent-related intangibles, and deferred rental revenue	(27,381)	19,793
Gain on sale of real estate	(18,944)	(1,201)
Deferred income taxes	(17,549)	(3,464)
Management income received in shares of Managed REITs and other	(13,973)	(10,699)
Stock-based compensation expense	13,815	12,098
Allowance for credit losses	7,064	—
Realized and unrealized (gain) loss on foreign currency transactions, derivatives, extinguishment of debt, and other	(2,202)	1,452
Changes in assets and liabilities:
Deferred acquisition revenue received	11,833	14,084
Payments for withholding taxes upon delivery of equity-based awards and exercises of stock options	(8,450)	(15,402)
Increase in structuring revenue receivable	(4,298)	(17,896)
Net changes in other operating assets and liabilities	(6,226)	(24,204)
Net Cash Provided by Operating Activities	236,214	216,052
Cash Flows — Investing Activities
Purchases of real estate	(385,835)	(435,915)
Proceeds from sale of real estate	200,575	24,016
Funding of short-term loans to affiliates	(20,000)	(122,447)
Proceeds from repayment of short-term loans to affiliates	20,000	—
Funding for real estate construction and expansion	(18,430)	(21,638)
Investment in assets of affiliate (Note 2)	(14,861)	—
Change in investing restricted cash	6,343	31,692
Capital expenditures on owned real estate	(4,553)	(2,026)
Return of capital from equity investments	2,174	3,383
Capital expenditures on corporate assets	(803)	(2,312)
Other investing activities, net	475	977
Proceeds from repayments of note receivable	293	9,964
Capital contributions to equity investments in real estate	(6)	(8,643)
Net Cash Used in Investing Activities	(214,628)	(522,949)
Cash Flows — Financing Activities
Proceeds from Senior Unsecured Credit Facility	575,568	484,122
Repayments of Senior Unsecured Credit Facility	(274,967)	(913,868)
Distributions paid	(205,922)	(200,915)
Prepayments of mortgage principal	(67,496)	—
Scheduled payments of mortgage principal	(43,905)	(36,095)
Proceeds from shares issued under “at-the-market” offering, net of selling costs	18,890	—
Distributions paid to noncontrolling interests	(9,328)	(6,652)
Change in financing restricted cash	807	(342)
Payment of financing costs	(255)	(10,886)
Proceeds from exercise of stock options and employee purchases under the employee share purchase plan	136	256
Contributions from noncontrolling interests	112	483
Proceeds from issuance of Senior Unsecured Notes	—	1,022,303
Proceeds from mortgage financing	—	17,778
Windfall tax benefit associated with stock-based compensation awards	—	6,524
Net Cash (Used in) Provided by Financing Activities	(6,360)	362,708
Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	852	(20,865)
Net increase in cash and cash equivalents	16,078	34,946
Cash and cash equivalents, beginning of period	157,227	198,683
Cash and cash equivalents, end of period	$173,305	$233,629

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2016 10-Q – 8

W. P. CAREY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business and Organization

W. P. Carey Inc., or W. P. Carey, is, together with its consolidated subsidiaries, a REIT that provides long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and manages a global investment portfolio. We invest primarily in commercial properties domestically and internationally. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which generally requires each tenant to pay substantially all of the costs associated with operating and maintaining the property.

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

Through our TRSs, we also earn revenue as the advisor to publicly-owned, non-listed REITs, which are sponsored by us under the Corporate Property Associates, or CPA®, brand name and invest in similar properties. At June 30, 2016, we were the advisor to Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global, and Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global. We refer to CPA®:17 – Global and CPA®:18 – Global together as the CPA® REITs. At June 30, 2016, we were also the advisor to Carey Watermark Investors Incorporated, referred to as CWI 1, and Carey Watermark Investors 2 Incorporated, or CWI 2, two publicly-owned, non-listed REITs that invest in lodging and lodging-related properties. We refer to CWI 1 and CWI 2 together as the CWI REITs and, together with the CPA® REITs, as the Managed REITs (Note 3). At June 30, 2016, we also served as the advisor to Carey Credit Income Fund, or CCIF, a business development company, or BDC (Note 6). We refer to CCIF and the two feeder funds of CCIF, or the CCIF Feeder Funds, collectively as the Managed BDCs and, together with the Managed REITs, as the Managed Programs.

On April 20, 2016, we formed a limited partnership, Carey European Student Housing Fund I, L.P., or CESH I, for the purpose of developing, owning, and operating student housing properties and similar investments in Europe. CESH I commenced fundraising in July 2016 through a private placement offering with an initial aggregate offering of $100.0 million and a maximum offering of $150.0 million. The financial results and balances of CESH I were included in our consolidated financial statements during the three and six months ended June 30, 2016. We will continue to consolidate the financial activity of CESH I until the point at which it has sufficient equity to finance its operations.

On May 4, 2016, we filed a registration statement with the SEC for Corporate Property Associates 19 – Global Incorporated, or CPA®:19 – Global, a diversified non-traded REIT, for a capital raise of up to $2.0 billion, which includes $500.0 million of shares allocated to CPA®:19 – Global’s distribution reinvestment plan. CPA®:19 – Global’s registration statement remains subject to review by the SEC and state securities regulators, so there can be no assurances as to whether or when the related offering will commence. Through June 30, 2016, the financial activity of CPA®:19 – Global, which has no significant assets, liabilities, or operations, was included in our consolidated financial statements. We will continue to consolidate the financial activity of CPA®:19 – Global until the point at which it has sufficient equity to finance its operations.

W. P. Carey 6/30/2016 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

Reportable Segments

Owned Real Estate — We own and invest in commercial properties principally in the United States, Europe, Australia, and Asia that are then leased to companies, primarily on a triple-net lease basis. We have also invested in several operating properties, such as lodging and self-storage properties. We earn lease revenues from our wholly-owned and co-owned real estate investments that we control. In addition, we generate equity income through co-owned real estate investments that we do not control and through our ownership of shares of the Managed Programs (Note 6). Through our special member interests in the operating partnerships of the Managed REITs, we also participate in their cash flows (Note 3). At June 30, 2016, our owned portfolio was comprised of our full or partial ownership interests in 914 properties, totaling approximately 92.8 million square feet, substantially all of which were net leased to 221 tenants, with an occupancy rate of 98.8%.

Investment Management — Through our TRSs, we structure and negotiate investments and debt placement transactions for the Managed REITs, for which we earn structuring revenue, and manage their portfolios of real estate investments, for which we earn asset management revenue. We also earn asset management revenue from CCIF based on the average of its gross assets at fair value. We may earn disposition revenue when we negotiate and structure the sale of properties on behalf of the Managed REITs, and we may also earn incentive revenue and receive other compensation through our advisory agreements with certain of the Managed Programs, including in connection with providing liquidity events for the Managed REITs’ stockholders. At June 30, 2016, CPA®:17 – Global and CPA®:18 – Global collectively owned all or a portion of 437 properties, including certain properties in which we have an ownership interest. Substantially all of these properties, totaling approximately 49.5 million square feet, were net leased to 206 tenants, with an average occupancy rate of approximately 99.8%. The Managed REITs also had interests in 174 operating properties, totaling approximately 20.0 million square feet. We continue to explore alternatives for expanding our investment management operations beyond advising the existing Managed Programs. Any such expansion could involve the purchase of properties or other investments as principal, either for our owned portfolio or with the intention of transferring such investments to a newly-created fund. These new funds could invest primarily in assets other than net-lease real estate and could include funds raised through private placements, such as CESH I, or publicly-traded vehicles, either in the United States or internationally.

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

On January 1, 2016, we adopted the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Update, or ASU, 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, as described in the Recent Accounting Pronouncements section below, which amends the current consolidation guidance, including introducing a separate

W. P. Carey 6/30/2016 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

consolidation analysis specific to limited partnerships and other similar entities. When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a variable interest entity, or VIE, and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Fixed price purchase and renewal options within a lease, as well as certain decision-making rights within a loan or joint-venture agreement, can cause us to consider an entity a VIE. Limited partnerships and other similar entities which operate as a partnership will be considered a VIE unless the limited partners hold substantive kick-out rights or participation rights. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of the VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We performed this analysis on all of our subsidiary entities following the guidance in ASU 2015-02 to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of this change in guidance, we determined that 13 entities that were previously classified as voting interest entities should now be classified as VIEs as of January 1, 2016 and therefore included in our VIE disclosures. However, there was no change in determining whether or not we consolidate these entities as a result of the new guidance. We elected to retrospectively adopt ASU 2015-02, which resulted in changes to our VIE disclosures within the consolidated balance sheets. There were no other changes to our consolidated balance sheets or results of operations for the periods presented.

At June 30, 2016, we considered 36 entities VIEs, 29 of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in the consolidated balance sheets (in thousands):

	June 30, 2016	December 31, 2015
Net investments in properties	$1,024,341	$890,454
Net investments in direct financing leases	61,664	61,454
In-place lease and tenant relationship intangible assets, net	243,101	214,924
Above-market rent intangible assets, net	77,451	80,901
Total assets	1,456,920	1,297,276

Non-recourse debt, net	$438,669	$439,285
Total liabilities	590,995	590,596

At June 30, 2016 and December 31, 2015, our seven unconsolidated VIEs included our interests in six unconsolidated real estate investments and one unconsolidated entity among our interests in the Managed Programs, all of which we account for under the equity method of accounting. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence but does not give us power over decisions that significantly affect the economic performance of these entities. As of June 30, 2016 and December 31, 2015, the net carrying amount of our investments in these entities was $153.5 million and $154.8 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

At June 30, 2016, we had an investment in a tenancy-in-common interest in various underlying international properties. Consolidation of this investment is not required as such interest does not qualify as a VIE and does not meet the control requirement for consolidation. Accordingly, we account for this investment using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment provides us with significant influence on the operating and financial decisions of this investment.

At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the jointly-owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits. At June 30, 2016, none of our equity investments had carrying values below zero.

W. P. Carey 6/30/2016 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

As of June 30, 2016, CESH I and CPA®:19 – Global had not yet commenced fundraising through their respective offerings. Therefore, we included the financial activity of both entities in our consolidated financial statements and eliminated all intercompany accounts and transactions in consolidation. For the three and six months ended June 30, 2016, the consolidated results of operations from CESH I and CPA®:19 – Global were insignificant. As of June 30, 2016, CESH I had assets totaling $17.0 million on the consolidated balance sheet, including $14.9 million in Other assets, net and $2.1 million in Cash and cash equivalents. All other assets and liabilities of CESH I and CPA®:19 – Global were insignificant as of June 30, 2016. CESH I is a VIE, as we are considered the primary beneficiary.

Out-of-Period Adjustments

During the second quarter of 2016, we identified and recorded out-of-period adjustments related to adjustments to prior period income tax returns. We concluded that these adjustments were not material to our consolidated financial statements for any of the current or prior periods presented. The net adjustment is reflected as a $3.0 million reduction of our Benefit from income taxes in the consolidated statements of income for the three and six months ended June 30, 2016 with a net increase to Accounts payable, accrued expenses and other liabilities and Accumulated other comprehensive loss in the consolidated balance sheet as of June 30, 2016.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

During the year ended December 31, 2015, we determined that our presentation of common shares repurchased should be classified as a reduction to Common stock, for the par amount of the common shares repurchased, Additional paid-in capital, and Distributions in excess of accumulated earnings, and included as shares unissued within the consolidated financial statements. We previously classified common shares repurchased as Treasury stock in the consolidated financial statements. We evaluated the impact of this correction on previously-issued financial statements and concluded that they were not materially misstated. In order to conform previously-issued financial statements to the current period, we elected to revise previously-issued financial statements the next time such financial statements are filed to include the elimination of Treasury stock of $60.9 million, with corresponding reductions of Common stock and Additional paid-in capital of $28.8 million, and Distributions in excess of accumulated earnings of $32.1 million as of June 30, 2015. These revisions resulted in no change in Total equity within the consolidated balance sheet as of June 30, 2015 and the consolidated statement of equity for the six months ended June 30, 2015. The accompanying consolidated statement of equity for the six months ended June 30, 2015 has been revised accordingly. In addition, we will revise the consolidated statement of equity for the period ended September 30, 2015, as this financial statement is presented in a future filing. The misclassification had no impact on the previously-reported consolidated statements of income, consolidated statements of comprehensive income, or consolidated statements of cash flows.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, but will apply to reimbursed tenant costs and revenues generated from our operating properties and our Investment Management business. Additionally, this guidance modifies disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year, until years beginning in 2018, with early adoption permitted but not before 2017, the original public company effective date. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

W. P. Carey 6/30/2016 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). ASU 2015-02 amends the current consolidation guidance, including modification of the guidance for evaluating whether limited partnerships and similar legal entities are VIEs or voting interest entities. The guidance does not amend the existing disclosure requirements for VIEs or voting interest model entities. The guidance, however, modified the requirements to qualify under the voting interest model. Under the revised guidance, ASU 2015-02 requires an entity to classify a limited liability company or a limited partnership as a VIE unless the partnership provides partners with either substantive kick-out rights or substantive participating rights over the managing member or general partner. Refer to the discussion in the Basis of Consolidation section above.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30). ASU 2015-03 changes the presentation of debt issuance costs, which were previously recognized as an asset, and requires that they be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 does not affect the recognition and measurement guidance for debt issuance costs. ASU 2015-03 is effective for periods beginning after December 15, 2015, and retrospective application is required. We adopted ASU 2015-03 on January 1, 2016 and have disclosed the reclassification of our debt issuance costs in the Reclassifications section above.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces existing sale-leaseback guidance with a new model applicable to both lessees and lessors. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02 is effective for U.S. GAAP public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; for all other entities, the final lease standard will be effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application will be permitted for all entities. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented. We are evaluating the impact of the new standard and have not yet determined if it will have a material impact on our business or our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of derivative contract novations on existing hedge accounting relationships. ASU 2016-05 clarifies that a change in counterparty to a derivative contract, in and of itself, does not require the dedesignation of a hedging relationship. ASU 2016-05 is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted and entities have the option of adopting this guidance on a prospective basis to new derivative contracts or on a modified retrospective basis. We elected to early adopt ASU 2016-05 on January 1, 2016 on a prospective basis, and there was no impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323). ASU 2016-07 simplifies the transition to the equity method of accounting. ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. Instead the equity method of accounting will be applied prospectively from the date significant influence is obtained. The new standard should be applied prospectively for investments that qualify for the equity method of accounting in interim and annual periods beginning after December 15, 2016. Early adoption is permitted, and we elected to early adopt this standard as of January 1, 2016. The adoption of this standard had no impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 amends Accounting Standards Codification Topic 718, Compensation-Stock Based Compensation to simplify various aspects of how share-based payments are accounted for and presented in the financial statements including (i) reflecting income tax

W. P. Carey 6/30/2016 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

effects of share-based payments through the income statement, (ii) allowing statutory tax withholding requirements at the employees’ maximum individual tax rate without requiring awards to be classified as liabilities and (iii) permitting an entity to make an accounting policy election for the impact of forfeitures on the recognition of expense. ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2016-09 on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 introduces a new model for estimating credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. ASU 2016-13 will be effective for public business entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.

Note 3. Agreements and Transactions with Related Parties

Advisory Agreements with the Managed Programs

We have advisory agreements with each of the Managed Programs, pursuant to which we earn fees and are entitled to receive reimbursement for fund management expenses, as well as cash distributions. We also earn fees for serving as the dealer-manager of the public offerings of the Managed Programs. The advisory agreements with each of the Managed REITs have terms of one year, may be renewed for successive one-year periods, and are scheduled to expire on December 31, 2016. The advisory agreement with CCIF, which commenced February 27, 2015, is subject to renewal on or before February 26, 2017.

The following tables present a summary of revenue earned and/or cash received from the Managed Programs for the periods indicated, included in the consolidated financial statements. Asset management revenue excludes amounts received from third parties (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Asset management revenue	$14,990	$12,073	$29,580	$23,185
Reimbursable costs from affiliates	12,094	7,639	31,832	17,246
Distributions of Available Cash	10,161	9,256	21,142	18,062
Structuring revenue	5,968	37,808	18,689	59,528
Dealer manager fees	1,372	307	3,544	1,581
Interest income on deferred acquisition fees and loans to affiliates	168	442	362	596
Other advisory revenue	—	—	—	203
	$44,753	$67,525	$105,149	$120,401

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
CPA®:17 – Global	$17,012	$20,484	$35,204	$42,161
CPA®:18 – Global	9,051	24,725	17,592	43,666
CWI 1	7,233	16,897	18,682	29,155
CWI 2	8,775	5,419	29,309	5,419
CCIF	2,682	—	4,362	—
	$44,753	$67,525	$105,149	$120,401

W. P. Carey 6/30/2016 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of amounts included in Due from affiliates in the consolidated financial statements (in thousands):

	June 30, 2016	December 31, 2015
Deferred acquisition fees receivable	$25,912	$33,386
Accounts receivable	21,994	15,711
Reimbursable costs	3,813	5,579
Asset management fees receivable	2,378	2,172
Organization and offering costs	1,860	461
Current acquisition fees receivable	1,396	4,909
	$57,353	$62,218

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

W. P. Carey 6/30/2016 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

Structuring Revenue

Under the terms of the advisory agreements with the Managed REITs, we earn revenue for structuring and negotiating investments and related financing. We do not earn any structuring revenue from the Managed BDCs. The following table presents a summary of our structuring fee arrangements with the Managed REITs:

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
In cash; for all investments, other than readily marketable real estate securities for which we will not receive any acquisition fees, 2.5% upon completion, with 2% deferred and payable in three interest-bearing annual installments
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

The Managed Programs reimburse us for certain costs that we incur on their behalf, which consist primarily of broker-dealer commissions, marketing costs, an annual distribution and shareholder servicing fee, or Shareholder Servicing Fee, and certain personnel and overhead costs, as applicable. The following tables present summaries of such fee arrangements:

Broker-Dealer Selling Commissions

Managed Program	Rate	Payable	Description
CWI 2 Class A Shares	$0.70	In cash upon share settlement; 100% re-allowed to broker-dealers	Per share sold
CPA®:18 – Global Class C Shares	$0.14	In cash upon share settlement; 100% re-allowed to broker-dealers	Per share sold; this offering closed in April 2015
CWI 2 Class T Shares	$0.19	In cash upon share settlement; 100% re-allowed to broker-dealers	Per share sold
CCIF Feeder Funds	0% - 3%	In cash upon share settlement; 100% re-allowed to broker-dealers	Based on the selling price of each share sold

W. P. Carey 6/30/2016 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Dealer Manager Fees

Managed Program	Rate	Payable	Description
CWI 2 Class A Shares	$0.30	Per share sold	In cash upon share settlement; a portion may be re-allowed to broker-dealers
CPA®:18 – Global Class C Shares	$0.21	Per share sold	In cash upon share settlement; a portion may be re-allowed to broker-dealers; this offering closed in April 2015
CWI 2 Class T Shares	$0.26	Per share sold	In cash upon share settlement; a portion may be re-allowed to broker-dealers
CCIF Feeder Funds	2.75% - 3.0%	Based on the selling price of each share sold	In cash upon share settlement; a portion may be re-allowed to broker-dealers

Annual Distribution and Shareholder Servicing Fee

Managed Program	Rate	Payable	Description
CPA®:18 – Global Class C Shares	1.0%	Accrued daily and payable quarterly in arrears in cash; a portion may be re-allowed to selected dealers	Based on the purchase price per share sold or, once it was reported, the net asset value per share; cease paying when underwriting compensation from all sources equals 10% of gross offering proceeds
CWI 2 Class T Shares	1.0%	Accrued daily and payable quarterly in arrears in cash; a portion may be re-allowed to selected dealers
Based on the purchase price per share sold or, once it was reported, the net asset value per share; cease paying on the earlier of six years or when underwriting compensation from all sources equals 10% of gross offering proceeds

Personnel and Overhead Costs

Managed Program	Payable	Description
CPA®:17 – Global and CPA®:18 – Global	In cash
Personnel and overhead costs, excluding those related to our legal transactions group, our senior management, and our investments team, are charged to the CPA® REITs based on the average of the trailing 12-month aggregate reported revenues of the Managed Programs and us, and are capped at 2.2% and 2.4% of each CPA® REIT’s pro rata lease revenues for 2016 and 2015, respectively; for the legal transactions group, costs are charged according to a fee schedule

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

W. P. Carey 6/30/2016 10-Q – 17

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

Other Transactions with Affiliates

Loans to Affiliates

During 2015 and 2014, our board of directors approved unsecured loans from us to CPA®:17 – Global of up to $75.0 million, CPA®:18 – Global of up to $100.0 million, CWI 1 and CWI 2 of up to $110.0 million in the aggregate, and CCIF of up to $50.0 million, at our sole discretion, with each loan at a rate equal to the rate at which we are able to borrow funds under our senior credit facility (Note 10), for the purpose of facilitating acquisitions approved by their respective investment committees that they would not otherwise have had sufficient available funds to complete. In April 2016, our board of directors approved unsecured loans from us to CESH I of up to $35.0 million, under the same terms and for the same purpose.

During 2015, various loans aggregating $185.4 million were made to the Managed Programs, all of which were repaid during 2015. All of the loans were made at an interest rate equal to the London Interbank Offered Rate, or LIBOR, as of the issue date, plus 1.1%. During 2015, we arranged credit agreements for each of CPA®:17 – Global, CWI 1, and CCIF, and our board of directors terminated its previous authorizations to provide loans to CPA®:17 – Global and CWI 1. During the six months ended June 30, 2016, our board of directors terminated its previous authorizations to provide loans to CPA®:18 – Global and CCIF. See Note 17, Subsequent Events.

On January 20, 2016, we made a $20.0 million loan to CWI 2, which was repaid in full on February 20, 2016.

In May 2016, we made $17.1 million in loans to CESH I, at an annual interest rate of LIBOR plus 1.1% and a scheduled maturity date of December 31, 2016, to fund its investing activities. As of June 30, 2016, we consolidated the assets and liabilities of CESH I and therefore, the loan receivable is eliminated in consolidation (Note 2).

Other

On February 2, 2016, an entity in which we, one of our employees, and third parties owned 38.3%, 0.5%, and 61.2%, respectively, and which we consolidated, sold a self-storage property (Note 15). In connection with the sale, we made a distribution of $0.1 million to the employee, representing the employee’s share of the net proceeds from the sale.

At June 30, 2016, we owned interests ranging from 3% to 90% in jointly-owned investments, including a jointly-controlled tenancy-in-common interest in several properties, with the remaining interests generally held by affiliates, and stock of each of the Managed REITs and CCIF. We consolidate certain of these investments and account for the remainder under the equity method of accounting (Note 6).

W. P. Carey 6/30/2016 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Net Investments in Properties

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, and real estate under construction, is summarized as follows (in thousands):

	June 30, 2016	December 31, 2015
Land	$1,125,899	$1,160,567
Buildings	4,076,944	4,147,644
Real estate under construction	28,963	1,714
Less: Accumulated depreciation	(410,416)	(372,735)
	$4,821,390	$4,937,190

During the six months ended June 30, 2016, the U.S. dollar strengthened against the British pound sterling, as the end-of-period rate for the U.S. dollar in relation to the British pound sterling at June 30, 2016 decreased by 9.4% to $1.3433 from $1.4833 at December 31, 2015. Additionally, during the same period the U.S. dollar weakened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro increased by 2.0% to $1.1102 from $1.0887. As a result of these fluctuations in foreign exchange rates, the carrying value of our Real estate decreased by $0.5 million from December 31, 2015 to June 30, 2016, with the impact of the U.S. dollar strengthening against the British pound sterling more than offsetting the impact of the weakening of the U.S. dollar against the euro.

Acquisitions of Real Estate

During the six months ended June 30, 2016, we entered into the following investments, which were deemed to be real estate asset acquisitions because we acquired the sellers’ properties and simultaneously entered into new leases in connection with the acquisitions, at a total cost of $385.8 million, including land of $103.7 million, buildings of $213.1 million (including acquisition-related costs of $1.8 million, which were capitalized), and net lease intangibles of $69.0 million (Note 7):

•
an investment of $167.7 million for three private school campuses in Coconut Creek, Florida on April 1, 2016 and in Windermere, Florida and Houston, Texas on May 31, 2016. We also committed to fund an additional $128.1 million of build-to-suit financing over the next four years in order to fund expansions of the existing facilities;

•	an investment of $218.2 million for 43 manufacturing facilities in various locations in the United States and six manufacturing facilities in various locations in Canada on April 5 and 14, 2016.

Real Estate Under Construction

During the six months ended June 30, 2016, we capitalized funds in real estate under construction totaling $28.8 million, primarily related to construction projects on our properties. As of June 30, 2016, we had five construction projects in progress. As of December 31, 2015, we had an outstanding commitment related to a tenant expansion allowance, for which construction had not yet commenced, and no other open construction projects. Aggregate unfunded commitments totaled approximately $129.6 million and $12.2 million as of June 30, 2016 and December 31, 2015, respectively.

Dispositions of Real Estate

During the six months ended June 30, 2016, we sold five properties and a parcel of vacant land, excluding the sale of a property that was classified as held for sale as of December 31, 2015, and transferred ownership of another property to the related mortgage lender (Note 15). As a result, the carrying value of our Real estate decreased by $142.3 million from December 31, 2015 to June 30, 2016.

W. P. Carey 6/30/2016 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

Operating Real Estate

At June 30, 2016, Operating real estate consisted of our investments in two hotels. At December 31, 2015, Operating real estate consisted of our investments in two hotels and one self-storage property. During the first quarter of 2016, we sold our remaining self-storage property, and as a result, the carrying value of our Operating real estate decreased by $2.3 million from December 31, 2015 to June 30, 2016 (Note 15). Below is a summary of our Operating real estate (in thousands):

	June 30, 2016	December 31, 2015
Land	$6,041	$6,578
Buildings	75,467	76,171
Less: Accumulated depreciation	(10,004)	(8,794)
	$71,504	$73,955

Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	June 30, 2016	December 31, 2015
Real estate, net	$238,587	$59,046
Intangible assets and liabilities, net	19,409	—
Goodwill	18,340	—
Assets held for sale, net	$276,336	$59,046

At June 30, 2016, we had 18 properties classified as Assets held for sale, net, including:

•	a domestic property with a carrying value of $135.1 million. This property was sold subsequent to June 30, 2016, on August 2, 2016 (Note 17);

•	a portfolio of 14 international properties with a carrying value of $120.3 million; and

•	three international properties with an aggregate carrying value of $20.9 million.

At December 31, 2015, we had two properties classified as Assets held for sale, net, one of which was sold during the six months ended June 30, 2016 (Note 15).

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

Net Investments in Direct Financing Leases

Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $18.0 million and $18.7 million for the three months ended June 30, 2016 and 2015, respectively, and $36.3 million and $37.4 million for the six months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016, the U.S. dollar weakened against the euro and strengthened against the British pound sterling, resulting in a $2.8 million increase in the carrying value of Net investments in direct financing leases from December 31, 2015 to June 30, 2016, with the impact of the weakening of the U.S. dollar against the euro more than offsetting the impact of the U.S. dollar strengthening against the British pound sterling. During the six months ended June 30, 2016, we reclassified 31 properties with a carrying value of $9.7 million from Net investments in direct financing leases to Real estate, at cost, in connection with the extensions of the underlying leases.

W. P. Carey 6/30/2016 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

Note Receivable

At June 30, 2016 and December 31, 2015, we had a note receivable with an outstanding balance of $10.4 million and $10.7 million, respectively, representing the expected future payments under a sales type lease, which was included in Other assets, net in the consolidated financial statements. Earnings from our note receivable are included in Lease termination income and other in the consolidated financial statements.

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

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. As of June 30, 2016 and December 31, 2015, we had allowances for credit losses of $15.8 million and $8.7 million, respectively, on a single direct financing lease. During the six months ended June 30, 2016, we increased the allowance by $7.1 million, which was recorded in Property expenses, excluding reimbursable tenant costs in the consolidated financial statements, due to a decline in the estimated amount of future payments we will receive from the tenant, including the possible early termination of the direct financing lease. At both June 30, 2016 and December 31, 2015, none of the balances of our finance receivables were past due. Other than the lease extensions noted under Net Investments in Direct Financing Leases above and the allowance for credit losses discussed above, there were no modifications of finance receivables during the six months ended June 30, 2016 or the year ended December 31, 2015. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. A credit quality of one through three indicates a range of investment grade to stable. A credit quality of four through five indicates a range of watch list to risk of default. The credit quality evaluation of our finance receivables was last updated in the second quarter of 2016. We believe the credit quality of our deferred acquisition fees receivable falls under category one, as the CPA® REITs are expected to have the available cash to make such payments.

A summary of our finance receivables by internal credit quality rating, excluding our deferred acquisition fees receivable, is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
1 - 3	28	28	$650,521	$657,034
4	5	6	99,293	110,002
5	1	—	1,794	—
			$751,608	$767,036

Note 6. Equity Investments in the Managed Programs and Real Estate

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

W. P. Carey 6/30/2016 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

The following table presents Equity in earnings of equity method investments in the Managed Programs and real estate, which represents our proportionate share of the income or losses of these investments, as well as certain adjustments related to amortization of basis differences related to purchase accounting adjustments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Distributions of Available Cash (Note 3)	$10,161	$9,256	$21,142	$18,062
Proportionate share of earnings from equity investments in the Managed Programs	3,322	686	4,434	994
Amortization of basis differences on equity investments in the Managed Programs	(252)	(190)	(491)	(375)
Total equity earnings from the Managed Programs	13,231	9,752	25,085	18,681
Equity earnings from other equity investments	4,157	5,449	8,259	9,158
Amortization of basis differences on other equity investments	(959)	(929)	(1,904)	(1,844)
Equity in earnings of equity method investments in the Managed Programs and real estate	$16,429	$14,272	$31,440	$25,995

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

The following table sets forth certain information about our investments in the Managed Programs (dollars in thousands):

	% of Outstanding Shares Owned at		Carrying Amount of Investment at
Fund	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
CPA®:17 – Global	3.268%	3.087%	$95,080	$87,912
CPA®:17 – Global operating partnership	0.009%	0.009%	—	—
CPA®:18 – Global	1.165%	0.735%	14,020	9,279
CPA®:18 – Global operating partnership	0.034%	0.034%	209	209
CWI 1	1.120%	1.131%	11,935	12,619
CWI 1 operating partnership	0.015%	0.015%	—	—
CWI 2	0.501%	0.379%	2,506	949
CWI 2 operating partnership	0.015%	0.015%	300	300
CCIF	22.863%	47.882%	22,460	22,214
			$146,510	$133,482

CPA®:17 – Global — The carrying value of our investment in CPA®:17 – Global at June 30, 2016 includes asset management fees receivable, for which 121,967 shares of CPA®:17 – Global common stock were issued during the third quarter of 2016. We received distributions from this investment during the six months ended June 30, 2016 and 2015 of $3.7 million and $2.9 million, respectively. We received distributions from our investment in the CPA®:17 – Global operating partnership during the six months ended June 30, 2016 and 2015 of $12.5 million and $11.9 million, respectively.

W. P. Carey 6/30/2016 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

CPA®:18 – Global — The carrying value of our investment in CPA®:18 – Global at June 30, 2016 includes asset management fees receivable, for which 99,300 shares of CPA®:18 – Global class A common stock were issued during the third quarter of 2016. We received distributions from this investment during the six months ended June 30, 2016 and 2015 of $0.4 million and $0.1 million, respectively. We received distributions from our investment in the CPA®:18 – Global operating partnership during the six months ended June 30, 2016 and 2015 of $3.7 million and $2.3 million, respectively.

CWI 1 — We received distributions from this investment during the six months ended June 30, 2016 and 2015 of $0.4 million and $0.4 million, respectively. We received distributions from our investment in the CWI 1 operating partnership during the six months ended June 30, 2016 and 2015 of $4.1 million and $3.9 million, respectively.

CWI 2 — The carrying value of our investment in CWI 2 at June 30, 2016 includes asset management fees receivable, for which 26,718 shares of CWI 2 class A common stock were issued during the third quarter of 2016. We received distributions from this investment during the six months ended June 30, 2016 of less than $0.1 million. On March 27, 2015, we purchased a 0.015% special general partnership interest in the CWI 2 operating partnership for $0.3 million. This special general partnership interest entitles us to receive distributions of our proportionate share of earnings up to 10% of the Available Cash from the CWI 2 operating partnership (Note 3). We received $0.9 million of distributions from our investment in the CWI 2 operating partnership during the six months ended June 30, 2016. We did not receive distributions from this investment during the six months ended June 30, 2015.

CCIF — We received $0.1 million of distributions from our investment in CCIF during the six months ended June 30, 2016. We did not receive distributions from this investment during the six months ended June 30, 2015.

At June 30, 2016 and December 31, 2015, the aggregate unamortized basis differences on our equity investments in the Managed Programs were $29.8 million and $27.4 million, respectively.

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

The following table sets forth our ownership interests in our equity investments in real estate, excluding the Managed Programs, and their respective carrying values (dollars in thousands):

			Carrying Value at
Lessee	Co-owner	Ownership Interest	June 30, 2016	December 31, 2015
The New York Times Company	CPA®:17 – Global	45%	$70,206	$70,976
Frontier Spinning Mills, Inc.	CPA®:17 – Global	40%	24,156	24,288
Beach House JV, LLC (a)	Third Party	N/A	15,105	15,318
Actebis Peacock GmbH (b)	CPA®:17 – Global	30%	12,116	12,186
C1000 Logistiek Vastgoed B.V. (b) (c)	CPA®:17 – Global	15%	9,247	9,381
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (b)	CPA®:17 – Global	33%	9,063	9,507
Wanbishi Archives Co. Ltd. (d)	CPA®:17 – Global	3%	372	335
			$140,265	$141,991
__________

(a)	This investment is a preferred equity position.

(b)	The carrying value of this investment is affected by fluctuations in the exchange rate of the euro.

(c)
This investment represents a tenancy-in-common interest, whereby the property is encumbered by the debt for which we are jointly and severally liable. The co-obligor is CPA®:17 – Global and the amount due under the arrangement was approximately $72.7 million at June 30, 2016. Of this amount, $10.9 million represents the amount we agreed to pay and is included within the carrying value of the investment at June 30, 2016.

W. P. Carey 6/30/2016 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

(d)	The carrying value of this investment is affected by fluctuations in the exchange rate of the yen.

We received aggregate distributions of $8.7 million and $6.5 million from our other unconsolidated real estate investments for the six months ended June 30, 2016 and 2015, respectively. At both June 30, 2016 and December 31, 2015, the aggregate unamortized basis differences on our unconsolidated real estate investments were $5.7 million.

Note 7. Goodwill and Other Intangibles

We have recorded net lease and internal-use software development intangibles that are being amortized over periods ranging from one year to 40 years. In addition, we have several ground lease intangibles that are being amortized over periods of up to 99 years. In-place lease and tenant relationship intangibles are included in In-place lease and tenant relationship intangible assets, net in the consolidated financial statements. Above-market rent intangibles are included in Above-market rent intangible assets, net in the consolidated financial statements. Below-market ground lease (as lessee), trade name, management contracts, and internal-use software development intangibles are included in Other assets, net in the consolidated financial statements. Below-market rent, above-market ground lease (as lessee), and below-market purchase option intangibles are included in Below-market rent and other intangible liabilities, net in the consolidated financial statements.

In connection with our investment activity during the six months ended June 30, 2016, we recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
In-place lease	22.2	$68,996

The following table presents a reconciliation of our goodwill (in thousands):

	Owned Real Estate	Investment Management	Total
Balance at January 1, 2016	$618,202	$63,607	$681,809
Allocation of goodwill to the cost basis of properties sold or classified as held for sale	(33,244)	—	(33,244)
Impairment charges (Note 8)	(10,191)	—	(10,191)
Foreign currency translation adjustments	2,214	—	2,214
Balance at June 30, 2016	$576,981	$63,607	$640,588

W. P. Carey 6/30/2016 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Management contracts	$24,571	$(24,571)	$—	$32,765	$(32,765)	$—
Internal-use software development costs	18,518	(3,530)	14,988	18,188	(2,038)	16,150
	43,089	(28,101)	14,988	50,953	(34,803)	16,150
Lease Intangibles:
In-place lease and tenant relationship	1,135,167	(292,013)	843,154	1,205,585	(302,737)	902,848
Above-market rent	607,911	(185,163)	422,748	649,035	(173,963)	475,072
Below-market ground lease	25,091	(1,186)	23,905	25,403	(889)	24,514
	1,768,169	(478,362)	1,289,807	1,880,023	(477,589)	1,402,434
Unamortizable Goodwill and Indefinite-Lived Intangible Assets
Goodwill	640,588	—	640,588	681,809	—	681,809
Trade name	3,975	—	3,975	3,975	—	3,975
Below-market ground lease	912	—	912	895	—	895
	645,475	—	645,475	686,679	—	686,679
Total intangible assets	$2,456,733	$(506,463)	$1,950,270	$2,617,655	$(512,392)	$2,105,263

Amortizable Intangible Liabilities
Below-market rent	$(136,331)	$35,575	$(100,756)	$(171,199)	$44,873	$(126,326)
Above-market ground lease	(13,063)	2,064	(10,999)	(13,052)	1,774	(11,278)
	(149,394)	37,639	(111,755)	(184,251)	46,647	(137,604)
Unamortizable Intangible Liabilities
Below-market purchase option	(16,711)	—	(16,711)	(16,711)	—	(16,711)
Total intangible liabilities	$(166,105)	$37,639	$(128,466)	$(200,962)	$46,647	$(154,315)

Net amortization of intangibles, including the effect of foreign currency translation, was $41.2 million and $42.3 million for the three months ended June 30, 2016 and 2015, respectively, and $87.5 million and $86.3 million for the six months ended June 30, 2016 and 2015, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues; amortization of internal-use software development and in-place lease and tenant relationship intangibles is included in Depreciation and amortization; and amortization of above-market ground lease and below-market ground lease intangibles is included in Property expenses, excluding reimbursable tenant costs.

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

W. P. Carey 6/30/2016 10-Q – 25

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

Derivative Assets — Our derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of an interest rate cap, stock warrants, foreign currency forward contracts, and foreign currency collars (Note 9). The interest rate cap, foreign currency forward contracts, and foreign currency collars were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. The stock warrants were measured at fair value using valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3 because these assets are not traded in an active market.

Derivative Liabilities — Our derivative liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, are comprised of interest rate swaps and foreign currency collars (Note 9). These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 because they are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

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

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the three or six months ended June 30, 2016 or 2015.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		June 30, 2016		December 31, 2015
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt, net (a) (b)	3	$2,110,441	$2,133,032	$2,269,421	$2,293,542
Senior Unsecured Notes, net (a) (c)	2	1,487,864	1,508,685	1,476,084	1,459,544
Note receivable (b)	3	10,424	10,135	10,689	10,610
__________

(a)	In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net and Senior Unsecured Notes, net as of December 31, 2015 (Note 2).

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

(c)
We determined the estimated fair value of the Senior Unsecured Notes (Note 10) using quoted market prices in an open market with limited trading volume where available. In cases where there was no trading volume, we determined the estimated fair value using a discounted cash flow model using a rate that reflects the average yield of similar market participants.

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both June 30, 2016 and December 31, 2015.

W. P. Carey 6/30/2016 10-Q – 26

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

The following table presents information about our assets for which we recorded an impairment charge that were measured at fair value on a non-recurring basis (in thousands):

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges
Real estate	$120,290	$35,429	$782	$591
		$35,429		$591

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges
Real estate	$120,290	$35,429	$6,076	$3,274
		$35,429		$3,274

During both the three and six months ended June 30, 2016, we recognized impairment charges totaling $35.4 million, including $10.2 million allocated to goodwill, on a portfolio of 14 properties in order to reduce the carrying values of the properties to their estimated fair values. The fair value measurements for the properties approximated their estimated selling prices, less estimated costs to sell. We used available information, including third-party broker information and internal discounted cash flow models (Level 3 inputs), in determining the fair value of these properties. At June 30, 2016, the properties were classified as held for sale (Note 4).

During the three months ended June 30, 2015, we recognized an impairment charge of $0.6 million on a parcel of vacant land in order to reduce the carrying value of the parcel of vacant land to its estimated fair value. During the six months ended June 30, 2015, we recognized impairment charges totaling $3.3 million, including $0.6 million on a parcel of vacant land, as described above, and $2.7 million on two properties in order to reduce the carrying values of the two properties and the parcel of vacant land to their estimated fair values. The fair value measurements for the two properties and the parcel of vacant land approximated their estimated selling prices. The two properties were sold during 2015, and the parcel of vacant land was sold during the six months ended June 30, 2016.

W. P. Carey 6/30/2016 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)

Note 9. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are four main components of economic risk that impact us: interest rate risk, credit risk, market risk, and foreign currency risk. We are primarily subject to interest rate risk on our interest-bearing liabilities, including our Senior Unsecured Credit Facility and Senior Unsecured Notes (Note 10), at June 30, 2016. Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, as well as changes in the value of our other securities and the shares we hold in the Managed Programs due to changes in interest rates or other market factors. We own investments in Europe, Asia, Australia, Canada, and Mexico and are subject to risks associated with fluctuating foreign currency exchange rates.

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

W. P. Carey 6/30/2016 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Foreign currency forward contracts	Other assets, net	$33,759	$38,975	$—	$—
Foreign currency collars	Other assets, net	11,836	7,718	—	—
Interest rate cap	Other assets, net	—	—	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(7,006)	(4,762)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(28)	—
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	3,417	3,618	—	—
Interest rate swaps (a)	Other assets, net	—	9	—	—
Interest rate swaps (a)	Accounts payable, accrued expenses and other liabilities	—	—	(415)	(2,612)
Total derivatives		$49,012	$50,320	$(7,449)	$(7,374)
__________

(a)	These interest rate swaps do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the underlying variable-rate debt.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both June 30, 2016 and December 31, 2015, no cash collateral had been posted nor received for any of our derivative positions.

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive (Loss) Income (Effective Portion) (a)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2016	2015	2016	2015
Foreign currency collars	$6,443	$(4,044)	$4,057	$2,066
Foreign currency forward contracts	2,966	(7,536)	(4,208)	14,053
Interest rate swaps	(526)	1,338	(2,497)	157
Interest rate cap	5	2	8	1
Derivatives in Net Investment Hedging Relationships (b)
Foreign currency forward contracts	1,104	(350)	(1,157)	3,306
Total	$9,992	$(10,590)	$(3,797)	$19,583

W. P. Carey 6/30/2016 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss) (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Foreign currency forward contracts	Other income and (expenses)	$1,780	$1,876	$3,390	$3,730
Interest rate swaps and cap	Interest expense	(531)	(609)	(1,066)	(1,218)
Foreign currency collars	Other income and (expenses)	173	357	605	357
Total		$1,422	$1,624	$2,929	$2,869
__________

(a)
Excludes net losses of less than $0.1 million and net gains of $0.6 million recognized on unconsolidated jointly-owned investments for the three months ended June 30, 2016 and 2015, respectively, and net losses of $0.3 million and net gains of $0.9 million for the six months ended June 30, 2016 and 2015, respectively.

(b)
The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive (loss) income until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

Amounts reported in Other comprehensive (loss) income related to interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive (loss) income related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. As of June 30, 2016, we estimate that an additional $2.0 million and $9.9 million will be reclassified as interest expense and other income, respectively, during the next 12 months.

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Interest rate swaps	Other income and (expenses)	$1,181	$1,112	$2,255	$2,085
Foreign currency collars	Other income and (expenses)	454	(357)	179	5
Stock warrants	Other income and (expenses)	(201)	469	(201)	134
Foreign currency forward contracts	Other income and (expenses)	—	(347)	—	(347)
Derivatives in Cash Flow Hedging Relationships
Foreign currency forward contracts	Other income and (expenses)	163	(1)	141	4
Interest rate swaps (a)	Interest expense	148	187	263	335
Foreign currency collars	Other income and (expenses)	14	11	38	23
Total		$1,759	$1,074	$2,675	$2,239
__________

(a)	Relates to the ineffective portion of the hedging relationship.

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

W. P. Carey 6/30/2016 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)

The interest rate swaps and cap that our consolidated subsidiaries had outstanding at June 30, 2016 are summarized as follows (currency in thousands):

	Number of Instruments	Notional Amount		Fair Value at June 30, 2016 (a)
Interest Rate Derivatives
Designated as Cash Flow Hedging Instruments
Interest rate swaps	13	120,164	USD	$(6,506)
Interest rate swaps	1	5,957	EUR	(500)
Interest rate cap (b)	1	39,008	EUR	—
Not Designated as Cash Flow Hedging Instruments
Interest rate swaps (c)	2	105,046	EUR	(386)
Interest rate swaps (c)	1	3,061	USD	(29)
				$(7,421)
__________

(a)	Fair value amounts are based on the exchange rate of the euro at June 30, 2016, as applicable.

(b)	The applicable interest rate of the related debt was 0.7%, which was below the strike price of the cap of 3.0% at June 30, 2016.

(c)	These interest rate swaps do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the underlying variable-rate debt.

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

In order to hedge certain of our foreign currency cash flow exposures, we enter into foreign currency forward contracts and collars. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. Our foreign currency forward contracts and foreign currency collars have maturities of 78 months or less.

The following table presents the foreign currency derivative contracts we had outstanding at June 30, 2016, which were designated as cash flow hedges (currency in thousands):

	Number of Instruments	Notional Amount		Fair Value at June 30, 2016
Foreign Currency Derivatives
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	44	113,293	EUR	$24,120
Foreign currency collars	18	43,400	GBP	8,635
Foreign currency collars	19	75,550	EUR	3,173
Foreign currency forward contracts	14	17,616	AUD	1,614
Foreign currency forward contracts	10	5,350	GBP	1,215
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	4	79,658	AUD	6,810
				$45,567

W. P. Carey 6/30/2016 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of June 30, 2016. At June 30, 2016, our total credit exposure and the maximum exposure to any single counterparty was $43.8 million and $25.7 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At June 30, 2016, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $8.4 million and $8.2 million at June 30, 2016 and December 31, 2015, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at June 30, 2016 or December 31, 2015, we could have been required to settle our obligations under these agreements at their aggregate termination value of $8.8 million and $8.3 million, respectively.

Net Investment Hedges

At June 30, 2016 and December 31, 2015, the amounts borrowed in euro outstanding under our Revolver (Note 10) were €374.5 million and €361.0 million, respectively. Additionally, we have issued euro-denominated senior notes with a principal amount of €500.0 million (Note 10), which we refer to as the 2% Senior Euro Notes. These borrowings are designated as, and are effective as, economic hedges of our net investments in foreign entities. Variability in the exchange rates of the foreign currencies with respect to the U.S. dollar impacts our financial results as the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of changes in the foreign currencies to U.S. dollar exchange rates being recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. As a result, the borrowings in euro under our Revolver are recorded at cost in the consolidated financial statements and all changes in the value related to changes in the spot rates will be reported in the same manner as a translation adjustment, which is recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment.

At June 30, 2016, we had foreign currency forward contracts that were designated as net investment hedges, as discussed in “Derivative Financial Instruments” above.

Note 10. Debt

Senior Unsecured Credit Facility

As of June 30, 2016, we had a senior credit facility that provided for a $1.5 billion unsecured revolving credit facility, or our Revolver, and a $250.0 million term loan facility, or our Term Loan Facility, which we refer to collectively as the Senior Unsecured Credit Facility. The Senior Unsecured Credit Facility also contains a $500.0 million accordion feature that, if exercised, subject to lender commitments, would allow us to increase our maximum borrowing capacity under our Revolver from $1.5 billion to $2.0 billion and under the Senior Unsecured Credit Facility in the aggregate to $2.25 billion. At June 30, 2016, the Senior Unsecured Credit Facility also permitted (i) up to $750.0 million under our Revolver to be borrowed in certain currencies other than the U.S. dollar, (ii) swing line loans up to $50.0 million under our Revolver, and (iii) the issuance of letters of credit under our Revolver in an aggregate amount not to exceed $50.0 million. The Senior Unsecured Credit Facility is being used for working capital needs, to refinance our existing indebtedness, for new investments, and for other general corporate purposes.

We exercised a prior accordion feature for the Senior Unsecured Credit Facility on January 15, 2015, which allowed us to increase the maximum borrowing capacity of our Revolver from $1.0 billion to $1.5 billion. In connection with the exercise of this accordion feature, we incurred financing costs totaling $3.1 million, which are being amortized to Interest expense in the consolidated financial statements over the remaining terms of the facility.

At June 30, 2016, our Revolver had unused capacity of $706.2 million, excluding amounts reserved for outstanding letters of credit. As of June 30, 2016, our lenders had issued letters of credit totaling $0.6 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under our Revolver by the same amount. We also incurred a facility fee of 0.20% of the total commitment on our Revolver during the six months ended June 30, 2016. On January 29, 2016, we exercised an option to extend our Term Loan Facility by an additional year to January 31, 2017. We have options to extend the maturity dates of the Revolver and Term Loan Facility by another year, subject to the conditions provided in the Second Amended and Restated Credit Agreement dated January 31, 2014, as amended, or the Credit Agreement.

W. P. Carey 6/30/2016 10-Q – 32

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of our Senior Unsecured Credit Facility (dollars in millions):

	Interest Rate at June 30, 2016 (a)		Principal Outstanding Balance at
Senior Unsecured Credit Facility		Maturity Date	June 30, 2016	December 31, 2015
Revolver:
Revolver - borrowing in euros	LIBOR + 1.10%	1/31/2018	$415.8	$393.0
Revolver - borrowing in U.S. dollars (b)	LIBOR + 1.10%; EURIBOR + 1.10%	1/31/2018	378.0	92.0
			793.8	485.0
Term Loan Facility (c)	LIBOR + 1.25%	1/31/2017	250.0	250.0
			$1,043.8	$735.0
__________

(a)	Interest rate at June 30, 2016 is based on our credit rating of BBB/Baa2.

(b)	EURIBOR means Euro Interbank Offered Rate.

(c)	Balance excludes deferred financing costs of $0.2 million and $0.3 million at June 30, 2016 and December 31, 2015, respectively (Note 2).

Senior Unsecured Notes

As of June 30, 2016, we have senior unsecured notes outstanding, with an aggregate principal balance of $1.5 billion. We refer to these notes collectively as the Senior Unsecured Notes. Interest on the Senior Unsecured Notes is payable annually in arrears for our euro-denominated notes and semi-annually for U.S. dollar-denominated notes. The Senior Unsecured Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 30 to 35 basis points. The following table presents a summary of our Senior Unsecured Notes (currency in millions):

				Original Issue Discount				Principal Outstanding Balance at
Senior Unsecured Notes, net (a)	Issue Date	Principal Amount	Price of Par Value		Effective Interest Rate	Coupon Rate	Maturity Date	June 30, 2016	December 31, 2015
2.0% Senior Euro Notes	1/21/2015	€500.0	99.220%	$4.6	2.107%	2.0%	1/20/2023	$555.1	$544.4
4.6% Senior Notes	3/14/2014	$500.0	99.639%	$1.8	4.645%	4.6%	4/1/2024	500.0	500.0
4.0% Senior Notes	1/26/2015	$450.0	99.372%	$2.8	4.077%	4.0%	2/1/2025	450.0	450.0
								$1,505.1	$1,494.4
__________

(a)
Aggregate balance excludes unamortized deferred financing costs totaling $9.9 million and $10.5 million (Note 2), and unamortized discount totaling $7.4 million and $7.8 million, at June 30, 2016 and December 31, 2015, respectively.

Proceeds from the issuances of these notes were used primarily to partially pay down the amounts then outstanding under our Revolver. In connection with the offerings of the 2.0% Senior Euro Notes and 4.0% Senior Notes, we incurred financing costs totaling $7.8 million during the six months ended June 30, 2015, which are included in Senior unsecured notes, net in the consolidated financial statements in accordance with our adoption of ASU 2015-03 (Note 2), and are being amortized to Interest expense over the respective terms of the Senior Unsecured Notes.

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

W. P. Carey 6/30/2016 10-Q – 33

Notes to Consolidated Financial Statements (Unaudited)

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

The Credit Agreement stipulates several financial covenants that require us to maintain certain ratios and benchmarks at the end of each quarter, as defined in the Credit Agreement. We were in compliance with all of these covenants at June 30, 2016.

Non-Recourse Debt

At June 30, 2016, our mortgage notes payable bore interest at fixed annual rates ranging from 2.0% to 7.8% and variable contractual annual rates ranging from 0.7% to 7.6%, with maturity dates ranging from July 2016 to June 2027.

During the six months ended June 30, 2016, we prepaid seven non-recourse mortgage loans totaling $67.5 million. In connection with the prepayments, during the six months ended June 30, 2016 we recognized a loss on extinguishment of debt of $1.8 million, which was included in Other income and (expenses) in the consolidated financial statements.

Foreign Currency Exchange Rate Impact

During the six months ended June 30, 2016, the U.S. dollar weakened against the euro and strengthened against the British pound sterling, resulting in an aggregate increase of $34.1 million in the aggregate carrying values of our Non-recourse debt, net, Senior Unsecured Credit Facility - Revolver, and Senior unsecured notes, net from December 31, 2015 to June 30, 2016, with the impact of the weakening of the U.S. dollar against the euro more than offsetting the impact of the U.S. dollar strengthening against the British pound sterling.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter through 2027 are as follows (in thousands):

Years Ending December 31,	Total (a)
2016 (remainder)	$262,527
2017	922,333
2018	1,062,407
2019	99,882
2020	222,553
Thereafter through 2027	2,088,518
4,658,220
Deferred financing costs (b)	(11,537)
Unamortized discount, net (c)	(4,755)
Total	$4,641,928
__________

(a)	Certain amounts are based on the applicable foreign currency exchange rate at June 30, 2016.

(b)
In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net, Senior Unsecured Notes, net, and Senior Unsecured Credit Facility - Term Loan, net as of December 31, 2015 (Note 2).

(c)
Represents the unamortized discount on the Senior Unsecured Notes of $7.4 million, partially offset by unamortized premium of $2.6 million in the aggregate resulting from the assumption of property-level debt in connection with the CPA®:15 Merger and CPA®:16 Merger (Note 1).

Note 11. Commitments and Contingencies

At June 30, 2016, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

W. P. Carey 6/30/2016 10-Q – 34

Notes to Consolidated Financial Statements (Unaudited)

Note 12. Restructuring and Other Compensation

In connection with the resignation of our then-Chief Executive Officer, Trevor P. Bond, we and Mr. Bond entered into a letter agreement, dated February 10, 2016. Under the terms of the agreement, subject to certain conditions, Mr. Bond will be entitled to receive the severance benefits provided for in his employment agreement and, subject to satisfaction of applicable performance conditions and proration, vesting of his outstanding unvested performance stock units, or PSUs, in accordance with their terms. In addition, the portion of his previously-granted restricted stock units, or RSUs, that were scheduled to vest on February 15, 2016, which would have been forfeited upon separation pursuant to their terms, were allowed to vest on that date. In connection with the separation agreement, we recorded $5.1 million of severance-related expenses during the six months ended June 30, 2016, which are included in Restructuring and other compensation in the consolidated financial statements.

In February 2016, we entered into an agreement with Catherine D. Rice, our former Chief Financial Officer, in connection with the termination of her employment, which provides for the continued vesting of her outstanding RSUs and PSUs pursuant to their terms as though her employment had continued through their respective vesting dates. In connection with the modification of these award terms, we recorded incremental stock-based compensation expense of $2.4 million during the six months ended June 30, 2016, which is included in Restructuring and other compensation in the consolidated financial statements.

In March 2016, as part of a cost savings initiative, we undertook a reduction in force, or RIF, and realigned and consolidated certain positions within the company, resulting in employee headcount reductions. As a result of these reductions in headcount and the separations described above, during the six months ended June 30, 2016, we recorded $8.2 million of severance and benefits, $3.2 million of stock-based compensation, and $0.5 million of other related costs, which are all included in Restructuring and other compensation in the consolidated financial statements.

As of June 30, 2016, the accrued liability for these severance obligations was $6.5 million and is included within Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

Note 13. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain several stock-based compensation plans, which are more fully described in the 2015 Annual Report. There have been no significant changes to the terms and conditions of any of our stock-based compensation plans or arrangements during the six months ended June 30, 2016. During the six months ended June 30, 2016 and 2015, we recorded stock-based compensation expense of $13.8 million and $12.1 million, respectively, of which $3.2 million was included in Restructuring and other compensation for the six months ended June 30, 2016 (Note 12).

Restricted and Conditional Awards

Nonvested restricted stock awards, or RSAs, RSUs, and PSUs at June 30, 2016 and changes during the six months ended June 30, 2016 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2016	356,771	$64.09	340,358	$52.26
Granted (a)	242,074	56.84	200,005	73.18
Vested (b)	(195,091)	61.23	(175,657)	80.52
Forfeited	(42,568)	62.03	(35,241)	75.33
Adjustment (c)	—	—	33,596	95.91
Nonvested at June 30, 2016 (d)	361,186	$61.02	363,061	$72.66
__________

W. P. Carey 6/30/2016 10-Q – 35

Notes to Consolidated Financial Statements (Unaudited)

(a)
The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant. The grant date fair value of PSUs were determined utilizing a Monte Carlo simulation model to generate a range of possible future stock prices for both us and the plan defined peer index over the three-year performance period. To estimate the fair value of PSUs granted during the six months ended June 30, 2016, we used risk-free interest rates ranging from 0.9% - 1.1% and expected volatility rates ranging from 18.2% - 19.1% (the plan defined peer index assumes a range of 15.0% - 15.6%) and assumed a dividend yield of zero.

(b)
The total fair value of shares vested during the six months ended June 30, 2016 was $26.1 million. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date, pursuant to previously-made deferral elections. At June 30, 2016 and December 31, 2015, we had an obligation to issue 1,441,242 and 1,395,907 shares, respectively, of our common stock underlying such deferred awards, which is recorded within W. P. Carey stockholders’ equity as a Deferred compensation obligation of $60.8 million and $56.0 million, respectively.

(c)
Vesting and payment of the PSUs is conditioned upon certain company and/or market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. As a result, we recorded adjustments to reflect the number of shares expected to be issued when the PSUs vest.

(d)	At June 30, 2016, total unrecognized compensation expense related to these awards was approximately $29.3 million, with an aggregate weighted-average remaining term of 2.2 years.

During the six months ended June 30, 2016, 54,336 stock options were exercised with an aggregate intrinsic value of $1.9 million. At June 30, 2016, there were 161,227 stock options outstanding, of which 150,969 were exercisable.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to W. P. Carey	$51,661	$63,348	$109,100	$99,464
Allocation of distribution equivalents paid on nonvested RSUs and RSAs in excess of income	(174)	(218)	(368)	(342)
Net income – basic and diluted	$51,487	$63,130	$108,732	$99,122

Weighted-average shares outstanding – basic	106,310,362	105,764,032	106,124,881	105,532,976
Effect of dilutive securities	219,674	517,951	379,345	822,426
Weighted-average shares outstanding – diluted	106,530,036	106,281,983	106,504,226	106,355,402

For the three and six months ended June 30, 2016 and 2015, there were no potentially dilutive securities excluded from the computation of diluted earnings per share.

At-The-Market Equity Offering Program

On June 3, 2015, we filed a prospectus supplement with the SEC pursuant to which we may offer and sell shares of our common stock, up to an aggregate gross sales price of $400.0 million, through an “at-the-market,” or ATM, offering program with a consortium of banks as sales agents. During the three and six months ended June 30, 2016, we issued 281,301 shares of our common stock under the ATM program at a weighted-average price of $68.47 per share, for net proceeds of $19.0 million. As of June 30, 2016, $380.7 million remained available for issuance under our ATM offering program. For information about additional shares issued through the ATM program in the third quarter of 2016, see Note 17.

W. P. Carey 6/30/2016 10-Q – 36

Notes to Consolidated Financial Statements (Unaudited)

Redeemable Noncontrolling Interest

We account for the noncontrolling interest in WPCI held by a third party as a redeemable noncontrolling interest, because, pursuant to a put option held by the third party, we had an obligation to redeem the interest at fair value, subject to certain conditions. This obligation was required to be settled in shares of our common stock. On October 1, 2013, we received a notice from the holder of the noncontrolling interest in WPCI regarding the exercise of the put option, pursuant to which we were required to purchase the third party’s 7.7% interest in WPCI. Pursuant to the terms of the related put agreement, the value of that interest was determined based on a third-party valuation as of October 31, 2013, which is the end of the month that the put option was exercised. In March 2016, we issued 217,011 shares of our common stock to the holder of the redeemable noncontrolling interest, which had a value of $13.4 million at the date of issuance pursuant to a formula set forth in the put agreement. Through the date of this Report, the third party has not transferred his interests in WPCI to us pursuant to the put agreement because of a dispute regarding any amounts that may still be owed to him.

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

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended June 30, 2016
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Beginning balance	$25,875	$(197,814)	$36	$(171,903)
Other comprehensive loss before reclassifications	10,291	(44,208)	4	(33,913)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	531	—	—	531
Other income and (expenses)	(1,953)	—	—	(1,953)
Total	(1,422)	—	—	(1,422)
Net current period other comprehensive loss	8,869	(44,208)	4	(35,335)
Net current period other comprehensive loss attributable to noncontrolling interests	—	1,037	—	1,037
Ending balance	$34,744	$(240,985)	$40	$(206,201)

W. P. Carey 6/30/2016 10-Q – 37

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2015
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Beginning balance	$40,415	$(198,113)	$35	$(157,663)
Other comprehensive income before reclassifications	(7,995)	48,090	—	40,095
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	609	—	—	609
Other income and (expenses)	(2,233)	—	—	(2,233)
Total	(1,624)	—	—	(1,624)
Net current period other comprehensive income	(9,619)	48,090	—	38,471
Net current period other comprehensive gain attributable to noncontrolling interests	—	(1,585)	—	(1,585)
Ending balance	$30,796	$(151,608)	$35	$(120,777)

	Six Months Ended June 30, 2016
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Beginning balance	$37,650	$(209,977)	$36	$(172,291)
Other comprehensive loss before reclassifications	23	(30,175)	4	(30,148)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	1,066	—	—	1,066
Other income and (expenses)	(3,995)	—	—	(3,995)
Total	(2,929)	—	—	(2,929)
Net current period other comprehensive loss	(2,906)	(30,175)	4	(33,077)
Net current period other comprehensive gain attributable to noncontrolling interests	—	(833)	—	(833)
Ending balance	$34,744	$(240,985)	$40	$(206,201)

	Six Months Ended June 30, 2015
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Beginning balance	$13,597	$(89,177)	$21	$(75,559)
Other comprehensive loss before reclassifications	20,068	(65,989)	14	(45,907)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	1,218	—	—	1,218
Other income and (expenses)	(4,087)	—	—	(4,087)
Total	(2,869)	—	—	(2,869)
Net current period other comprehensive loss	17,199	(65,989)	14	(48,776)
Net current period other comprehensive loss attributable to noncontrolling interests	—	3,558	—	3,558
Ending balance	$30,796	$(151,608)	$35	$(120,777)

W. P. Carey 6/30/2016 10-Q – 38

Notes to Consolidated Financial Statements (Unaudited)

Distributions Declared

During the first quarter of 2016, we declared a quarterly distribution of $0.9742 per share, which was paid on April 15, 2016 to stockholders of record on March 31, 2016, in the aggregate amount of $104.0 million.

During the second quarter of 2016, we declared a quarterly distribution of $0.9800 per share, which was paid on July 15, 2016 to stockholders of record on June 30, 2016, in the aggregate amount of $104.9 million.

Note 14. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually and intend to do so for the tax year ending December 31, 2016. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and six months ended June 30, 2016 and 2015.

Certain of our subsidiaries have elected TRS status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. We also own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. The accompanying consolidated financial statements include an interim tax provision for our TRSs and foreign subsidiaries, as necessary, for the three and six months ended June 30, 2016 and 2015. Current income tax expense was $6.4 million and $16.4 million for the three months ended June 30, 2016 and 2015, respectively, and $9.9 million and $20.1 million for the six months ended June 30, 2016 and 2015, respectively.

During the second quarter of 2016, we identified and recorded out-of-period adjustments related to adjustments to prior period income tax returns. This adjustment is reflected as a $3.0 million reduction of our Benefit from income taxes in the consolidated statements of income for the three and six months ended June 30, 2016 (Note 2).

Our TRSs and foreign subsidiaries are subject to U.S. federal, state, and foreign income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that more likely than not we will not realize the deferred tax asset based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. Deferred tax assets (net of valuation allowance) and liabilities for our TRSs and foreign subsidiaries were recorded, as necessary, as of June 30, 2016 and December 31, 2015. The majority of our deferred tax assets relate to the timing difference between the financial reporting basis and tax basis for stock based compensation expense. The majority of our deferred tax liabilities relate to differences between the tax basis and financial reporting basis of the assets acquired in acquisitions treated as business combinations under GAAP and in which the tax basis of such assets was not stepped up to fair value for income tax purposes. Provision for income taxes included deferred income tax benefits of $14.6 million and $1.4 million for the three months ended June 30, 2016 and 2015, respectively, and $17.6 million and $3.1 million for the six months ended June 30, 2016 and 2015, respectively.

W. P. Carey 6/30/2016 10-Q – 39

Notes to Consolidated Financial Statements (Unaudited)

Note 15. Property Dispositions

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

The results of operations for properties that have been sold or classified as held for sale are included in the consolidated financial statements and are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$12,116	$19,753	$73,896	$39,060
Expenses	(6,586)	(10,783)	(37,008)	(23,799)
Gain on sale of real estate, net of tax	18,282	16	18,944	1,201
Impairment charges	(35,429)	—	(35,429)	(2,683)
Loss on extinguishment of debt	—	—	(1,940)	—
Benefit from (provision for) income taxes	11,689	(1,280)	10,716	(2,070)
Income from properties sold or classified as held for sale, net of income taxes (a)	$72	$7,706	$29,179	$11,709
__________

(a)
Amounts included net income attributable to noncontrolling interests of $2.0 million for the three months ended June 30, 2015, and $1.5 million and $2.0 million for the six months ended June 30, 2016 and 2015, respectively. We did not recognize net income attributable to noncontrolling interests for the three months ended June 30, 2016.

2016 — During the six months ended June 30, 2016, we sold seven properties and a parcel of vacant land for total proceeds of $200.6 million, net of selling costs, and recognized a net gain on these sales of $2.5 million, inclusive of amounts attributable to noncontrolling interests of $0.9 million. In addition, in April 2016, we transferred ownership of a vacant international property and the related non-recourse mortgage loan to the mortgage lender. As of the date of the transfer, the property had a carrying value of $39.8 million and the related non-recourse mortgage loan had an outstanding balance of $60.9 million. In connection with the transfer, we recognized a net gain of $16.4 million.

In connection with those sales that constituted businesses, during the six months ended June 30, 2016 we allocated goodwill totaling $14.9 million to the cost basis of the properties for our Owned Real Estate segment based on the relative fair value at the time of the sale (Note 7). At June 30, 2016, we had 18 properties classified as assets held for sale (Note 4). During the three and six months ended June 30, 2016, we recognized impairment charges totaling $35.4 million on a portfolio of 14 of these properties (Note 8).

In the fourth quarter of 2015, we executed a lease amendment with a tenant in a domestic office building. The amendment extended the lease term an additional 15 years to January 31, 2037 and provided a one-time rent payment of $25.0 million, which was paid to us on December 18, 2015. The lease amendment also provided an option to terminate the lease effective February 29, 2016, with additional lease termination fees of $22.2 million to be paid to us on or five days before February 29, 2016 upon exercise of the option. The tenant exercised the option on January 1, 2016. The aggregate of the additional rent payment of $25.0 million and the lease termination fees of $22.2 million were amortized to lease termination income from the lease amendment date on December 4, 2015 through the end of the non-cancelable lease term on February 29, 2016, resulting in $15.0 million recognized during the year ended December 31, 2015 and $32.2 million recognized during the three months ended March 31, 2016 within Lease termination income and other in the consolidated financial statements. In connection with the lease amendment, we defeased the mortgage loan encumbering the property with a principal balance of $36.5 million and recognized a loss on extinguishment of debt of $5.3 million, which was included in Other income and (expenses) in the consolidated financial statements for the year ended December 31, 2015. In addition, during the fourth quarter of 2015, we

W. P. Carey 6/30/2016 10-Q – 40

Notes to Consolidated Financial Statements (Unaudited)

entered into an agreement to sell the property to a third party and the buyer placed a deposit of $12.7 million for the purchase of the property that was held in escrow. At December 31, 2015, this property was classified as held for sale (Note 4). During the three months ended March 31, 2016, we sold the property for proceeds of $44.4 million, net of selling costs, and recognized a loss on the sale of $10.7 million.

2015 — During the six months ended June 30, 2015, we sold nine properties for total proceeds of $23.8 million, net of selling costs, and we recognized a net gain on these sales of $1.2 million. In connection with those sales that constituted a business, during the six months ended June 30, 2015 we allocated goodwill totaling $0.7 million to the cost basis of the properties, for our Owned Real Estate segment, based on the relative fair value at the time of the sale (Note 7).

W. P. Carey 6/30/2016 10-Q – 41

Notes to Consolidated Financial Statements (Unaudited)

Note 16. Segment Reporting

We evaluate our results from operations through our two major business segments — Owned Real Estate and Investment Management (Note 1). The following tables present a summary of comparative results and assets for these business segments (in thousands):

Owned Real Estate

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Lease revenues	$167,328	$162,574	$342,572	$322,739
Operating property revenues	8,270	8,426	15,172	15,538
Reimbursable tenant costs	6,391	6,130	12,700	12,069
Lease termination income and other	838	3,122	33,379	6,331
	182,827	180,252	403,823	356,677

Operating Expenses
Depreciation and amortization	65,457	64,150	148,817	128,518
Impairment charges	35,429	591	35,429	3,274
Property expenses, excluding reimbursable tenant costs	10,510	11,020	28,282	20,384
General and administrative	8,656	11,772	18,200	26,884
Reimbursable tenant costs	6,391	6,130	12,700	12,069
Stock-based compensation expense	907	2,021	2,744	4,476
Property acquisition and other expenses	78	1,897	2,975	7,573
Restructuring and other compensation	(13)	—	4,413	—
	127,415	97,581	253,560	203,178
Other Income and Expenses
Interest expense	(46,752)	(47,693)	(95,147)	(95,642)
Equity in earnings of equity method investments in the Managed REITs and real estate	15,900	14,110	31,066	25,833
Other income and (expenses)	662	7,442	4,437	2,956
	(30,190)	(26,141)	(59,644)	(66,853)
Income before income taxes and gain on sale of real estate	25,222	56,530	90,619	86,646
Benefit from (provision for) income taxes	9,410	(3,845)	7,322	(2,571)
Income before gain on sale of real estate	34,632	52,685	97,941	84,075
Gain on sale of real estate, net of tax	18,282	16	18,944	1,201
Net Income from Owned Real Estate	52,914	52,701	116,885	85,276
Net income attributable to noncontrolling interests	(1,510)	(1,591)	(4,935)	(4,057)
Net Income from Owned Real Estate Attributable to W. P. Carey	$51,404	$51,110	$111,950	$81,219

W. P. Carey 6/30/2016 10-Q – 42

Notes to Consolidated Financial Statements (Unaudited)

Investment Management

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Asset management revenue	$15,005	$12,073	$29,618	$23,232
Reimbursable costs	12,094	7,639	31,832	17,246
Structuring revenue	5,968	37,808	18,689	59,528
Dealer manager fees	1,372	307	3,544	1,581
Other advisory revenue	—	—	—	203
	34,439	57,827	83,683	101,790
Operating Expenses
General and administrative	12,295	14,604	24,189	29,260
Reimbursable costs from affiliates	12,094	7,639	31,832	17,246
Stock-based compensation expense	3,094	3,068	7,864	7,622
Dealer manager fees and expenses	2,620	2,327	5,972	4,699
Subadvisor fees	1,875	4,147	5,168	6,808
Depreciation and amortization	1,124	1,016	2,216	2,048
Restructuring and other compensation	465	—	7,512	—
Property acquisition and other expenses	(285)	—	2,384	—
	33,282	32,801	87,137	67,683
Other Income and Expenses
Equity in earnings of equity method investment in Carey Credit Income Fund	529	162	374	162
Other income and (expenses)	(236)	199	(140)	379
	293	361	234	541
Income (loss) before income taxes	1,450	25,387	(3,220)	34,648
(Provision for) benefit from income taxes	(1,193)	(11,165)	370	(14,419)
Net Income (Loss) from Investment Management	257	14,222	(2,850)	20,229
Net income attributable to noncontrolling interests	—	(1,984)	—	(1,984)
Net Income (Loss) from Investment Management Attributable to W. P. Carey	$257	$12,238	$(2,850)	$18,245

Total Company

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$217,266	$238,079	$487,506	$458,467
Operating expenses	160,697	130,382	340,697	270,861
Other income and (expenses)	(29,897)	(25,780)	(59,410)	(66,312)
Benefit from (provision for) income taxes	8,217	(15,010)	7,692	(16,990)
Gain on sale of real estate, net of tax	18,282	16	18,944	1,201
Net income attributable to noncontrolling interests	(1,510)	(3,575)	(4,935)	(6,041)
Net income attributable to W. P. Carey	$51,661	$63,348	$109,100	$99,464

W. P. Carey 6/30/2016 10-Q – 43

Notes to Consolidated Financial Statements (Unaudited)

	Total Long-Lived Assets at (a)		Total Assets at
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015 (b)
Owned Real Estate	$6,174,730	$6,079,803	$8,491,492	$8,537,544
Investment Management	22,460	22,214	191,079	204,545
Total Company	$6,197,190	$6,102,017	$8,682,571	$8,742,089
__________

(a)
Consists of Net investments in real estate and Equity investments in the Managed Programs and real estate. Total long-lived assets for our Investment Management segment consists of our equity investment in CCIF (Note 6).

(b)
In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net, Senior Unsecured Notes, net, and Senior Unsecured Credit Facility - Term Loan, net as of December 31, 2015 (Note 2).

Note 17. Subsequent Events

ATM Offering Program Activity

In July 2016, we issued 548,918 additional shares of our common stock under the ATM program (Note 13) at a weighted-average price of $68.87, for net proceeds of $37.2 million. Through the date of this Report, we have issued 830,219 shares of our common stock under the ATM program at a weighted-average price of $68.74, for net proceeds of $56.2 million. Through the date of this Report, $342.9 million remained available for issuance.

Loans to Affiliates

In July 2016, our board of directors approved unsecured loans from us to CPA®:18 – Global of up to $50.0 million, at our sole discretion, with a rate equal to the rate at which we are able to borrow funds under our senior credit facility (Note 10), for the purpose of providing CPA®:18 – Global with financial flexibility as it executes its capital plan (Note 3). No such loans have been made through the date of this Report.

Mortgage Loan Repayments

In July 2016, we repaid six non-recourse mortgage loans with an aggregate principal balance of $108.0 million, including a mortgage loan with a principal balance of $50.8 million encumbering a property held for sale as of June 30, 2016. This property was sold on August 2, 2016, as described below.

Dispositions

On July 5, 2016, a vacant domestic property with an asset carrying value of $13.7 million and encumbered by a $27.0 million mortgage balance was foreclosed upon.

On August 2, 2016, we sold a domestic property that was classified as held for sale at June 30, 2016 (Note 4) for gross proceeds of $175.0 million. For the three and six months ended June 30, 2016, lease revenues from this property were $3.0 million and $5.9 million, respectively. As described above, in July 2016, we repaid the mortgage loan encumbering the property with a principal balance of $50.8 million.

W. P. Carey 6/30/2016 10-Q – 44

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

Business Overview

As described in more detail in Item 1 of the 2015 Annual Report, we provide long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and, as of June 30, 2016, manage a global investment portfolio of 1,389 properties, including 914 net-leased properties and two operating properties within our owned real estate portfolio. Our business operates in two segments – Owned Real Estate and Investment Management.

Significant Developments

CPA®:19 – Global

On May 4, 2016, we filed a registration statement with the SEC for CPA®:19 – Global, a diversified non-traded REIT, for a capital raise of up to $2.0 billion, which includes $500.0 million of shares allocated to CPA®:19 – Global’s distribution reinvestment plan. CPA®:19 – Global’s registration statement remains subject to review by the SEC and state securities regulators, so there can be no assurances as to whether or when the related offering will commence. Through June 30, 2016, the financial activity of CPA®:19 – Global, which has no significant assets, liabilities, or operations, was included in our consolidated financial statements. We will continue to consolidate the financial activity of CPA®:19 – Global until the point at which it has sufficient equity to finance its operations (Note 2).

CESH I

On April 20, 2016, we formed a limited partnership, CESH I, for the purpose of developing, owning, and operating student housing properties and similar investments in Europe. CESH I commenced fundraising in July 2016 through a private placement offering with an initial aggregate offering of $100.0 million and a maximum offering of $150.0 million. The financial results and balances of CESH I were included in our consolidated financial statements during the three and six months ended June 30, 2016. We will continue to consolidate the financial activity of CESH I until the point at which it has sufficient equity to finance its operations (Note 2).

At-The-Market Equity Offering Program

During the three and six months ended June 30, 2016, we issued 281,301 shares of our common stock under the ATM program at a weighted-average price of $68.47 per share, for net proceeds of $19.0 million (Note 13). In July 2016, we issued 548,918 additional shares of our common stock under the ATM program at a weighted-average price of $68.87, for net proceeds of $37.2 million (Note 17). Through the date of this Report, we have issued 830,219 shares of our common stock under the ATM program at a weighted-average price of $68.74, for net proceeds of $56.2 million. Through the date of this Report, $342.9 million remained available for issuance.

Foreign Currency Fluctuation

We own investments outside the United States, primarily in Europe, Australia, and Asia, and as a result, are subject to risk from exchange rate fluctuations in various foreign currencies, primarily the euro, and to a lesser extent the British pound sterling. The average exchange rate of the U.S. dollar in relation to the euro did not substantially change during the three and six months ended June 30, 2016 as compared to the same periods in 2015. The average exchange rate of the U.S. dollar in relation to the British pound sterling decreased by approximately 6.3% and 5.9% during the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. We try to manage our exposure related to fluctuations in exchange rates of the U.S. dollar relative to the respective currencies of our foreign operations by entering into hedging arrangements utilizing derivatives instruments such as foreign currency forward contracts and collars. We also try to manage our exposure related to

W. P. Carey 6/30/2016 10-Q – 45

fluctuations in the exchange rate between the U.S. dollar and foreign currencies by incurring debt denominated in foreign currencies, including non-recourse debt, the Senior Euro Notes, and our ability to draw down on our Revolver.

Financial Update

Our results for the three and six months ended June 30, 2016 as compared to the same periods in 2015 included the following significant items:

•
Properties acquired or placed into service in 2015 and 2016 generated increases in lease revenues and Property level contribution of $11.9 million and $6.2 million, respectively, for the three months ended June 30, 2016 as compared to the same period in 2015, and by $19.7 million and $10.0 million, respectively, for the six months ended June 30, 2016 as compared to the same period in 2015;

•	We recognized lease termination income of $32.2 million related to a property sold during the six months ended June 30, 2016 (Note 15);

•
Structuring revenue decreased by $31.8 million and $40.8 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, due to lower investment volume for the Managed REITs during the current year periods;

•
Asset management revenue increased by $2.9 million and $6.4 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, primarily as a result of the growth in assets under management due to investment volume for the Managed Programs;

•	We incurred $11.9 million of Restructuring and other compensation expenses during the six months ended June 30, 2016 resulting from the RIF (Note 12);

•
We incurred $5.3 million in professional fees and expenses in connection with our formal strategic review, which was recorded in Property acquisition and other expenses on our consolidated financial statements, during the six months ended June 30, 2016;

•
General and administrative expenses decreased by $5.4 million and $13.8 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, due to lower commissions to investment officers resulting from lower investment volume and lower compensation and professional fees resulting from the RIF and other cost savings initiatives;

•	We recognized impairment charges totaling $35.4 million on a portfolio of 14 properties held for sale during the three and six months ended June 30, 2016 (Note 8); and

•	We provided an allowance for credit losses of $7.1 million on a direct financing lease during the six months ended June 30, 2016 (Note 5).

W. P. Carey 6/30/2016 10-Q – 46

(in thousands, except shares)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Real estate revenues	$182,827	$180,252	$403,823	$356,677
Reimbursable tenant costs	6,391	6,130	12,700	12,069
Real estate revenues (excluding reimbursable tenant costs)	176,436	174,122	391,123	344,608

Investment management revenues	34,439	57,827	83,683	101,790
Reimbursable costs	12,094	7,639	31,832	17,246
Investment management revenues (excluding reimbursable costs from affiliates)	22,345	50,188	51,851	84,544

Total revenues	217,266	238,079	487,506	458,467
Total reimbursable costs	18,485	13,769	44,532	29,315
Total revenues (excluding reimbursable costs)	198,781	224,310	442,974	429,152

Net income from Owned Real Estate attributable to W. P. Carey	51,404	51,110	111,950	81,219
Net income (loss) from Investment Management attributable to W. P. Carey	257	12,238	(2,850)	18,245
Net income attributable to W. P. Carey	51,661	63,348	109,100	99,464

Cash distributions paid	103,683	101,055	205,922	200,915

Net cash provided by operating activities			236,214	216,052
Net cash used in by investing activities			(214,628)	(522,949)
Net cash (used in) provided by financing activities			(6,360)	362,708

Supplemental financial measures:
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Owned Real Estate (a)	130,538	123,288	259,752	242,532
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Investment Management (a)	1,700	15,748	11,950	26,471
Adjusted funds from operations attributable to W. P. Carey (AFFO) (a)	132,238	139,036	271,702	269,003

Diluted weighted-average shares outstanding	106,530,036	106,281,983	106,504,226	106,355,402
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

Consolidated Results

Revenues and Net Income Attributable to W. P. Carey

Total revenues decreased for the three months ended June 30, 2016 as compared to the same period in 2015, primarily due to decreases within our Investment Management segment, partially offset by increases within our Owned Real Estate segment. Investment Management revenue declined primarily as a result of a decrease in structuring revenue due to lower investment volume for the Managed REITs during the current year period, partially offset by an increase in asset management revenue,

W. P. Carey 6/30/2016 10-Q – 47

primarily as a result of growth in assets under management due to investment volume for the Managed Programs. Growth in revenues within our Owned Real Estate segment was generated primarily from new investment acquisitions in 2015 and 2016.

Total revenues increased for the six months ended June 30, 2016 as compared to the same period in 2015, primarily due to increases within our Owned Real Estate segment, partially offset by decreases within our Investment Management segment. The growth in revenues within our Owned Real Estate segment was generated substantially from lease termination income related to a domestic property sold during the six months ended June 30, 2016 (Note 15), as well as from new investment acquisitions in 2015 and 2016. Investment Management revenue declined primarily as a result of a decrease in structuring revenue due to lower investment volume for the Managed REITs during the current year period, partially offset by an increase in asset management revenue.

Net income attributable to W. P. Carey decreased for the three months ended June 30, 2016 as compared to the same period in 2015, primarily due to impairment charges recognized during the current year period (Note 8), as well as the decreases in total revenues described above. These decreases were partially offset by the aggregate gain on sale of real estate recognized during the current year period (Note 15) and an overall decline in general and administrative expenses. These drivers also resulted in a decline in income taxes, generating an income tax benefit in the current year period as compared to an income tax expense in the prior year period.

Net income attributable to W. P. Carey increased for the six months ended June 30, 2016 as compared to the same period in 2015, primarily due to the increase in total revenues noted above as well as gains recognized on sales of real estate in the current year period and an overall decline in general and administrative expenses. These increases in Net income attributable to W. P. Carey were offset by impairment charges and other compensation-related expenses resulting from the RIF and employment severance arrangements recognized during the current year period. These drivers also resulted in a decline in income taxes, generating an income tax benefit in the current year period as compared to an income tax expense in the prior year period.

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased for the six months ended June 30, 2016 as compared to the same period in 2015, primarily due to the lease termination income received in connection with the sale of a property during the six months ended June 30, 2016 and an increase in operating cash flow generated from the new investment acquisitions in 2015 and 2016, partially offset by a decrease in structuring revenue due to lower investment volume for the Managed REITs.

AFFO

AFFO decreased for the three months ended June 30, 2016 as compared to the same period in 2015, primarily due to the decreases in total revenues described above, partially offset by lower general and administrative expenses and a decrease in current income tax expense in the current year period.

AFFO increased for the six months ended June 30, 2016 as compared to the same period in 2015, primarily due to the increases in total revenues described above as well as lower general and administrative expenses and a decrease in current income tax expense in the current year period.

Distributions

Our cash distributions totaled $1.9388 per share during the six months ended June 30, 2016, comprised of two quarterly cash distributions of $0.9646 and $0.9742 per share paid on January 15 and April 15, 2016, respectively. In addition, during the second quarter of 2016, our board of directors declared a quarterly distribution of $0.9800 per share, or $3.92 on an annualized basis, which was paid on July 15, 2016 to stockholders of record on June 30, 2016.

W. P. Carey 6/30/2016 10-Q – 48

Owned Real Estate

Acquisitions

During the six months ended June 30, 2016, we acquired two investments totaling $385.8 million, with an additional commitment for $128.1 million of build-to-suit financing (Note 4), which included:

•
one investment of $167.7 million in three private school campuses in Coconut Creek and Windermere, Florida and Houston, Texas, with a commitment to fund $128.1 million of build-to-suit financing over the next four years in order to fund expansions of the existing facilities; and

•	one investment of $218.2 million in 43 manufacturing facilities in various locations in the United States and six manufacturing facilities in various locations in Canada.

Dispositions

During the six months ended June 30, 2016, we sold seven properties and a parcel of vacant land from our Owned Real Estate portfolio for total proceeds of $200.6 million, net of selling costs, and recorded a net gain on sale of real estate of $2.5 million, inclusive of amounts attributable to noncontrolling interests of $0.9 million. In addition, we transferred ownership of a vacant international property and the related non-recourse mortgage loan, which had a carrying value of $39.8 million and an outstanding balance of $60.9 million, respectively, on the date of transfer, to the mortgage lender, resulting in a net gain of $16.4 million. In connection with the sale of one of these properties, we recognized $32.2 million of lease termination income during the six months ended June 30, 2016 (Note 15).

Composition

As of June 30, 2016, our Owned Real Estate portfolio consisted of 914 net-lease properties, comprising 92.8 million square feet leased to 221 tenants, and two hotels, which are classified as operating properties. As of that date, the weighted-average lease term of the net-lease portfolio was 9.4 years and the occupancy rate was 98.8%.

Investment Management

During the six months ended June 30, 2016, we managed CPA®:17 – Global, CPA®:18 – Global, CWI 1, CWI 2, and CCIF. As of June 30, 2016, these Managed Programs had total assets under management of approximately $11.7 billion.

Investment Transactions

During the six months ended June 30, 2016, we structured new investments totaling $593.5 million on behalf of the Managed REITs, on which we earned $18.7 million in structuring revenue.

•	We structured investments in two domestic hotels for $246.5 million, inclusive of acquisition-related costs, on behalf of CWI 2.

•
We structured investments in nine properties for an aggregate of $165.3 million, inclusive of acquisition-related costs, on behalf of CPA®:18 – Global. Approximately $89.6 million was invested internationally and $75.7 million was invested in the United States.

•	We structured investments in two domestic hotels for an aggregate of $107.4 million, inclusive of acquisition-related costs, on behalf of CWI 1.

•
We structured investments in thirteen properties and a build-to-suit expansion on an existing property for an aggregate of $74.3 million, inclusive of acquisition-related costs, on behalf of CPA®:17 – Global. Approximately $64.7 million was invested in the United States and $9.6 million was invested internationally.

Financing Transactions

During the six months ended June 30, 2016, we arranged financing totaling $235.5 million for CWI 1, $130.4 million for CWI 2, $108.3 million for CPA®:17 – Global, and $101.2 million for CPA®:18 – Global.

W. P. Carey 6/30/2016 10-Q – 49

Investor Capital Inflows

•
CWI 2 commenced its initial public offering in the first quarter of 2015 and began to admit new stockholders on May 15, 2015. Through June 30, 2016, CWI 2 had raised approximately $470.4 million through its offering, of which $223.4 million was raised during the six months ended June 30, 2016. We earned $2.8 million in Dealer manager fees during the six months ended June 30, 2016 related to this offering.

•
The two CCIF Feeder Funds commenced their respective initial public offerings in the third quarter of 2015 and invest the proceeds that they raise in the master fund, CCIF. Through June 30, 2016, the Feeder Funds have invested $52.6 million in CCIF, of which $50.6 million was invested during the six months ended June 30, 2016. We earned $0.7 million in Dealer manager fees during the six months ended June 30, 2016 related to this offering.

Regulatory Changes

The SEC has approved amendments to the rules of the Financial Industry Regulatory Authority, Inc., or FINRA, applicable to securities of unlisted REITs, such as the Managed REITs, and direct participation programs, such as the Managed BDCs, which became effective on April 11, 2016. The new rules provide, among other things, that: (i) FINRA members must include in customer account statements the net asset value per share of the unlisted entity, which must be developed using a methodology reasonably designed to ensure the net asset value per share’s reliability; and (ii) net asset value per share disclosed from and after 150 days following the second anniversary of the admission of shareholders of the unlisted entity’s public offering must be based on an appraised valuation developed by, or with the material assistance of, a third-party expert and updated on at least an annual basis, which is consistent with our current practice regarding our Managed REITs. The new rules also provide that account statements must include additional disclosure regarding the sources of distributions to shareholders of unlisted entities. It is not practicable at this time to determine whether these rules will adversely affect market demand for shares of unlisted REITs and direct participation programs, like the Managed Programs, in the long term. However, we have generally seen in the industry that, since the rules became effective, the percentage of sales of classes of stock with lower front-end selling commissions, such as the CWI 2 Class T Shares, has increased as compared to the percentage of sales of classes of stock with higher front-end commissions, such as the CWI 2 Class A Shares. We will continue to assess the potential impact, if any, of the new rules on our Investment Management business.

On April 6, 2016, the U.S. Department of Labor, or DOL, issued its final regulation redefining “investment advice fiduciary” under the Employee Retirement Income Security Act, known as ERISA, and the Internal Revenue Code. The final regulation significantly expands the class of advisers and the scope of investment advice that are subject to fiduciary standards, imposing the same fiduciary standards on advisers to individual retirement accounts that have historically only applied to plans covered by ERISA. The DOL also finalized certain prohibited transaction exemptions (e.g., the Best Interest Contract Exemption and the Principal Transaction Exemption), which allow investment advisers to receive compensation for providing investment advice under arrangements that would otherwise be prohibited due to conflicts of interest. The DOL’s final regulations will take effect on April 10, 2017, but financial institutions relying on the Best Interest Contract Exemption will be permitted to comply with only a limited set of requirements through January 1, 2018. Because the changes required by the DOL’s final regulations are triggering significant changes in the operations of financial advisors and broker-dealers, the implementation of the final regulations and the effects that it will cause may impact our ability to raise funds from individual retirement accounts on behalf of CWI 2 and the Managed BDCs, which are currently fundraising, as well as any other funds that we may sponsor in the future, and thereby our financial condition and results of operations. In the near term, we believe that these changes have already created some uncertainty in the industry that has had some negative impact on fundraising from individual retirement accounts for unlisted REITs and direct participation programs generally.

W. P. Carey 6/30/2016 10-Q – 50

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

Portfolio Summary

	June 30, 2016	December 31, 2015
Number of net-leased properties	914	869
Number of operating properties (a)	2	3
Number of tenants (net-leased properties)	221	222
Total square footage (net-leased properties, in thousands)	92,849	90,120
Occupancy (net-leased properties)	98.8%	98.8%
Weighted-average lease term (net-leased properties, in years)	9.4	9.0
Number of countries	19	19
Total assets (consolidated basis, in thousands)	$8,682,571	$8,742,089
Net investments in real estate (consolidated basis, in thousands)	5,910,415	5,826,544

	Six Months Ended June 30,
	2016	2015
Financing obtained (in millions, pro rata amount equals consolidated amount) (b)	$—	$1,541.7
Acquisition volume (in millions, pro rata amount equals consolidated amount) (c)	385.8	445.6
Average U.S. dollar/euro exchange rate	1.1158	1.1162
Average U.S. dollar/British pound sterling exchange rate (d)	1.4335	1.5238
Change in the U.S. CPI (e)	1.9%	1.6%
Change in the German CPI (e)	0.3%	0.3%
Change in the French CPI (e)	0.6%	0.6%
Change in the Finnish CPI (e)	0.4%	(0.2)%
Change in the Spanish CPI (e)	0.1%	0.9%

__________

(a)
At June 30, 2016, operating properties consisted of two hotel properties with an average occupancy of 83.3% for the six months ended June 30, 2016. During the six months ended June 30, 2016, we sold one self-storage property (Note 15).

(b)
The amount for the six months ended June 30, 2015 represents the exercise of the accordion feature under our Senior Unsecured Credit Facility in January 2015, which increased our borrowing capacity under our Revolver by $500.0 million, and the issuances of the €500.0 million 2.0% Senior Euro Notes and $450.0 million 4.0% Senior Notes in January 2015 (Note 10).

(c)
For the six months ended June 30, 2016, amount excludes a commitment for $128.1 million of build-to-suit financing (Note 4). For the six months ended June 30, 2015, amount includes acquisition-related costs for business combinations, which were expensed in the consolidated financial statements.

(d)
The average exchange rate for the U.S. dollar in relation to the British pound sterling decreased by 5.9% during the six months ended June 30, 2016 as compared to the same period in 2015, resulting in a negative impact on earnings in 2016 from our British pound sterling-denominated investments.

(e)	Many of our lease agreements include contractual increases indexed to changes in the U.S. Consumer Price Index, or CPI, or similar indices in the jurisdictions in which the properties are located.

W. P. Carey 6/30/2016 10-Q – 51

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at June 30, 2016 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(in thousands, except percentages)

Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	Number of Properties	ABR	ABR Percent
Hellweg Die Profi-Baumärkte GmbH & Co. KG (a)	Retail	Retail Stores	Germany	53	$33,723	4.8%
U-Haul Moving Partners Inc. and Mercury Partners, LP	Self Storage	Cargo Transportation, Consumer Services	Various U.S.	78	31,853	4.6%
Carrefour France SAS (a) (b)	Retail, Warehouse	Retail Stores	France	16	27,505	3.9%
State of Andalucia (a)	Office	Sovereign and Public Finance	Spain	70	26,597	3.8%
Pendragon Plc (a)	Retail	Retail Stores, Consumer Services	United Kingdom	73	22,100	3.2%
Marriott Corporation	Hotel	Hotel, Gaming and Leisure	Various U.S.	18	19,774	2.8%
Forterra Building Products (a) (c)	Industrial	Construction and Building	Various U.S. and Canada	49	17,077	2.5%
True Value Company	Warehouse	Retail Stores	Various U.S.	7	15,372	2.2%
OBI Group (a)	Office, Retail	Retail Stores	Poland	18	15,140	2.2%
UTI Holdings, Inc.	Education Facility	Consumer Services	Various U.S.	5	14,080	2.0%
Total				387	$223,221	32.0%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

(b)	At June 30, 2016, all 16 properties were classified as held for sale, 14 of which were being marketed for sale as one portfolio and two of which were under individual contracts to sell.

(c)	Of the 49 properties leased to Forterra Building Products, 43 are located in the United States and six are located in Canada.

W. P. Carey 6/30/2016 10-Q – 52

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	Percent	Square Footage	Percent
United States
South
Texas	$56,420	8.1%	8,321	9.0%
Florida	27,934	4.0%	2,600	2.8%
Georgia	19,032	2.7%	3,148	3.4%
Tennessee	11,630	1.7%	1,915	2.1%
Other (a)	9,585	1.4%	1,988	2.1%
Total South	124,601	17.9%	17,972	19.4%

East
North Carolina	19,601	2.8%	4,518	4.9%
New Jersey	19,106	2.7%	1,232	1.3%
Pennsylvania	18,383	2.6%	2,526	2.7%
New York	17,956	2.6%	1,178	1.3%
Massachusetts	14,723	2.1%	1,390	1.5%
Virginia	8,018	1.2%	1,093	1.2%
Other (a)	23,115	3.3%	4,742	5.1%
Total East	120,902	17.3%	16,679	18.0%

West
California	54,111	7.8%	3,665	3.9%
Arizona	26,446	3.8%	3,049	3.3%
Colorado	10,524	1.5%	1,268	1.4%
Other (a)	25,489	3.7%	3,282	3.5%
Total West	116,570	16.8%	11,264	12.1%

Midwest
Illinois	21,336	3.1%	3,246	3.5%
Michigan	11,743	1.7%	1,380	1.5%
Indiana	9,163	1.3%	1,418	1.5%
Ohio	8,376	1.2%	1,911	2.0%
Missouri	7,091	1.0%	1,305	1.4%
Other (a)	23,916	3.4%	4,042	4.4%
Total Midwest	81,625	11.7%	13,302	14.3%
United States Total	443,698	63.7%	59,217	63.8%

International
Germany	59,668	8.6%	7,131	7.7%
France	42,826	6.1%	7,836	8.4%
United Kingdom	34,607	5.0%	2,681	2.9%
Spain	28,130	4.0%	2,927	3.1%
Finland	19,702	2.8%	1,588	1.7%
Poland	17,020	2.4%	2,189	2.4%
The Netherlands	14,389	2.1%	2,233	2.4%
Australia	11,231	1.6%	3,160	3.4%
Other (b)	25,522	3.7%	3,887	4.2%
International Total	253,095	36.3%	33,632	36.2%

Total	$696,793	100.0%	92,849	100.0%

W. P. Carey 6/30/2016 10-Q – 53

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	Percent	Square Footage	Percent
Industrial	$188,723	27.1%	38,242	41.2%
Office	182,080	26.1%	12,207	13.1%
Warehouse	121,585	17.5%	24,615	26.5%
Retail	107,077	15.3%	9,907	10.7%
Self Storage	31,853	4.6%	3,535	3.8%
Other (c)	65,475	9.4%	4,343	4.7%
Total	$696,793	100.0%	92,849	100.0%
__________

(a)
Other properties within South include assets in Louisiana, Alabama, Arkansas, Mississippi, and Oklahoma. Other properties within East include assets in Connecticut, South Carolina, Kentucky, Maryland, New Hampshire, and West Virginia. Other properties within West include assets in Alaska, Montana, New Mexico, Nevada, Oregon, Utah, Washington, and Wyoming. Other properties within Midwest include assets in Minnesota, Kansas, Wisconsin, Nebraska, Iowa, North Dakota, and South Dakota.

(b)	Includes assets in Norway, Austria, Hungary, Thailand, Sweden, Canada, Belgium, Malaysia, Mexico, and Japan.

(c)	Includes ABR from tenants with the following property types: education facility, hotel, theater, sports facility, and residential.

W. P. Carey 6/30/2016 10-Q – 54

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	Percent	Square Footage	Percent
Retail Stores (a)	$140,901	20.2%	20,847	22.5%
Consumer Services	69,108	9.9%	5,565	6.0%
High Tech Industries	45,460	6.5%	3,267	3.5%
Automotive	39,488	5.7%	6,599	7.1%
Sovereign and Public Finance	39,239	5.6%	3,408	3.7%
Construction and Building	36,970	5.3%	8,294	8.9%
Hotel, Gaming and Leisure	33,844	4.9%	2,254	2.4%
Beverage, Food and Tobacco	30,179	4.3%	6,691	7.2%
Cargo Transportation	29,277	4.2%	4,229	4.6%
Media: Advertising, Printing and Publishing	27,727	4.0%	1,695	1.8%
Healthcare and Pharmaceuticals	27,658	4.0%	1,988	2.1%
Capital Equipment	26,781	3.8%	4,932	5.3%
Containers, Packaging and Glass	26,647	3.8%	5,325	5.7%
Wholesale	14,561	2.1%	2,806	3.0%
Business Services	12,067	1.7%	1,628	1.8%
Durable Consumer Goods	11,042	1.6%	2,485	2.7%
Grocery	10,783	1.5%	1,260	1.4%
Aerospace and Defense	10,620	1.5%	1,183	1.3%
Chemicals, Plastics and Rubber	9,481	1.4%	1,088	1.2%
Metals and Mining	9,473	1.4%	1,413	1.5%
Oil and Gas	8,153	1.2%	368	0.4%
Telecommunications	8,000	1.1%	582	0.6%
Non-Durable Consumer Goods	7,768	1.1%	1,883	2.0%
Banking	7,314	1.1%	597	0.6%
Other (b)	14,252	2.1%	2,462	2.7%
Total	$696,793	100.0%	92,849	100.0%
__________

(a)	Includes automotive dealerships.

(b)
Includes ABR from tenants in the following industries: insurance; electricity; media: broadcasting and subscription; forest products and paper; environmental industries; and consumer transportation. Also includes square footage for vacant properties.

W. P. Carey 6/30/2016 10-Q – 55

Lease Expirations
(in thousands, except percentages and number of leases)

Year of Lease Expiration (a)	Number of Leases Expiring	ABR	Percent	Square Footage	Percent
June 30, 2016 (b)	1	$291	—%	11	—%
Remaining 2016 (c)	6	8,706	1.3%	749	0.8%
2017 (d)	15	25,990	3.7%	2,877	3.1%
2018	26	38,021	5.6%	7,481	8.1%
2019	25	32,941	4.7%	3,893	4.2%
2020	25	36,330	5.2%	3,552	3.8%
2021	81	43,140	6.2%	6,846	7.4%
2022	37	63,486	9.1%	8,487	9.1%
2023	16	38,260	5.5%	4,924	5.3%
2024	44	93,013	13.3%	11,719	12.6%
2025	44	33,404	4.8%	3,645	3.9%
2026	23	21,376	3.1%	3,118	3.4%
2027	25	42,013	6.0%	6,277	6.8%
2028	9	20,391	2.9%	2,598	2.8%
2029	11	19,400	2.8%	2,897	3.1%
Thereafter	92	180,031	25.8%	22,659	24.4%
Vacant	—	—	—%	1,116	1.2%
Total	480	$696,793	100.0%	92,849	100.0%
__________

(a)	Assumes tenant does not exercise renewal option.

(b)	Reflects ABR for a lease that expired on June 30, 2016.

(c)	A month-to-month lease with ABR of $0.1 million is included in 2016 ABR.

(d)	Includes ABR of $12.8 million from a tenant in a property that was classified as held for sale as of June 30, 2016. The property was sold subsequent to June 30, 2016 (Note 17).

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

W. P. Carey 6/30/2016 10-Q – 56

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

W. P. Carey 6/30/2016 10-Q – 57

Owned Real Estate

The following table presents the comparative results of our Owned Real Estate segment (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Revenues
Lease revenues	$167,328	$162,574	$4,754	$342,572	$322,739	$19,833
Operating property revenues	8,270	8,426	(156)	15,172	15,538	(366)
Reimbursable tenant costs	6,391	6,130	261	12,700	12,069	631
Lease termination income and other	838	3,122	(2,284)	33,379	6,331	27,048
	182,827	180,252	2,575	403,823	356,677	47,146
Operating Expenses
Depreciation and amortization:
Net-leased properties	64,389	63,088	1,301	146,714	126,407	20,307
Operating properties	1,068	1,062	6	2,103	2,111	(8)
	65,457	64,150	1,307	148,817	128,518	20,299
Property expenses:
Reimbursable tenant costs	6,391	6,130	261	12,700	12,069	631
Operating property expenses	5,794	6,168	(374)	11,506	11,539	(33)
Net-leased properties	4,716	4,852	(136)	16,776	8,845	7,931
	16,901	17,150	(249)	40,982	32,453	8,529
Impairment charges	35,429	591	34,838	35,429	3,274	32,155
General and administrative	8,656	11,772	(3,116)	18,200	26,884	(8,684)
Stock-based compensation expense	907	2,021	(1,114)	2,744	4,476	(1,732)
Property acquisition and other expenses	78	1,897	(1,819)	2,975	7,573	(4,598)
Restructuring and other compensation	(13)	—	(13)	4,413	—	4,413
	127,415	97,581	29,834	253,560	203,178	50,382
Other Income and Expenses
Interest expense	(46,752)	(47,693)	941	(95,147)	(95,642)	495
Equity in earnings of equity method investments in the Managed REITs and real estate	15,900	14,110	1,790	31,066	25,833	5,233
Other income and (expenses)	662	7,442	(6,780)	4,437	2,956	1,481
	(30,190)	(26,141)	(4,049)	(59,644)	(66,853)	7,209
Income before income taxes and gain on sale of real estate	25,222	56,530	(31,308)	90,619	86,646	3,973
Benefit from (provision for) income taxes	9,410	(3,845)	13,255	7,322	(2,571)	9,893
Income before gain on sale of real estate	34,632	52,685	(18,053)	97,941	84,075	13,866
Gain on sale of real estate, net of tax	18,282	16	18,266	18,944	1,201	17,743
Net Income from Owned Real Estate	52,914	52,701	213	116,885	85,276	31,609
Net income attributable to noncontrolling interests	(1,510)	(1,591)	81	(4,935)	(4,057)	(878)
Net Income from Owned Real Estate Attributable to W. P. Carey	$51,404	$51,110	$294	$111,950	$81,219	$30,731

W. P. Carey 6/30/2016 10-Q – 58

Lease Composition and Leasing Activities

As of June 30, 2016, 95.0% of our net leases, based on ABR, have rent increases, of which 67.5% have adjustments based on CPI or similar indices and 27.5% have fixed rent increases. CPI and similar rent adjustments are based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. Over the next 12 months, fixed rent escalations are scheduled to increase ABR by an average of 2.6%. We own international investments, and therefore lease revenues from these investments are subject to exchange rate fluctuations in various foreign currencies, primarily the euro.

The following discussion presents a summary of rents on existing properties arising from leases with new tenants, or second generation leases, and renewed leases with existing tenants for the three months ended June 30, 2016 and, therefore, does not include new acquisitions for our portfolio during that period. For a discussion about our leasing activities for the prior periods presented in this Report, please see our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016, June 30, 2015, and March 31, 2015, as filed with the SEC on May 5, 2016, August 7, 2015, and May 18, 2015, respectively.

During the three months ended June 30, 2016, we entered into three new leases for a total of approximately 0.3 million square feet of leased space. The average rent for the leased space is $9.42 per square foot. We provided a tenant improvement allowance on one of these leases totaling $0.1 million. In addition, during the three months ended June 30, 2016, we extended two leases with existing tenants for a total of approximately 0.4 million square feet of leased space. The estimated average new rent for the leased space is $13.56 per square foot, and the average in place former rent was $19.65 per square foot, reflecting current market conditions. We provided a tenant improvement allowance on one of these leases totaling $7.0 million.

W. P. Carey 6/30/2016 10-Q – 59

Property Level Contribution

The following table presents the Property level contribution for our consolidated net-leased and operating properties as well as a reconciliation to Net income from Owned Real Estate attributable to W. P. Carey (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Existing Net-Leased Properties
Lease revenues	$136,758	$139,156	$(2,398)	$270,843	$277,956	$(7,113)
Property expenses	(3,535)	(3,586)	51	(13,976)	(6,537)	(7,439)
Depreciation and amortization	(52,166)	(53,394)	1,228	(103,729)	(107,774)	4,045
Property level contribution	81,057	82,176	(1,119)	153,138	163,645	(10,507)
Recently Acquired Net-Leased Properties
Lease revenues	19,557	7,662	11,895	32,235	12,564	19,671
Property expenses	(642)	(484)	(158)	(1,342)	(718)	(624)
Depreciation and amortization	(8,605)	(3,108)	(5,497)	(14,091)	(5,029)	(9,062)
Property level contribution	10,310	4,070	6,240	16,802	6,817	9,985
Properties Sold or Held for Sale
Lease revenues	11,013	15,756	(4,743)	39,494	32,219	7,275
Operating revenues	7	282	(275)	61	555	(494)
Property expenses	(541)	(916)	375	(1,561)	(1,881)	320
Depreciation and amortization	(3,622)	(6,632)	3,010	(28,907)	(13,697)	(15,210)
Property level contribution	6,857	8,490	(1,633)	9,087	17,196	(8,109)
Operating Properties
Revenues	8,263	8,144	119	15,111	14,983	128
Property expenses	(5,792)	(6,034)	242	(11,403)	(11,248)	(155)
Depreciation and amortization	(1,064)	(1,016)	(48)	(2,090)	(2,018)	(72)
Property level contribution	1,407	1,094	313	1,618	1,717	(99)
Property Level Contribution	99,631	95,830	3,801	180,645	189,375	(8,730)
Add: Lease termination income and other	838	3,122	(2,284)	33,379	6,331	27,048
Less other expenses:
Impairment charges	(35,429)	(591)	(34,838)	(35,429)	(3,274)	(32,155)
General and administrative	(8,656)	(11,772)	3,116	(18,200)	(26,884)	8,684
Stock-based compensation expense	(907)	(2,021)	1,114	(2,744)	(4,476)	1,732
Property acquisition and other expenses	(78)	(1,897)	1,819	(2,975)	(7,573)	4,598
Restructuring and other compensation	13	—	13	(4,413)	—	(4,413)
Other Income and Expenses
Interest expense	(46,752)	(47,693)	941	(95,147)	(95,642)	495
Equity in earnings of equity method investments in the Managed REITs and real estate	15,900	14,110	1,790	31,066	25,833	5,233
Other income and (expenses)	662	7,442	(6,780)	4,437	2,956	1,481
	(30,190)	(26,141)	(4,049)	(59,644)	(66,853)	7,209
Income before income taxes and gain on sale of real estate	25,222	56,530	(31,308)	90,619	86,646	3,973
Benefit from (provision for) income taxes	9,410	(3,845)	13,255	7,322	(2,571)	9,893
Income before gain on sale of real estate	34,632	52,685	(18,053)	97,941	84,075	13,866
Gain on sale of real estate, net of tax	18,282	16	18,266	18,944	1,201	17,743
Net Income from Owned Real Estate	52,914	52,701	213	116,885	85,276	31,609
Net income attributable to noncontrolling interests	(1,510)	(1,591)	81	(4,935)	(4,057)	(878)
Net Income from Owned Real Estate Attributable to W. P. Carey	$51,404	$51,110	$294	$111,950	$81,219	$30,731

W. P. Carey 6/30/2016 10-Q – 60

Property level contribution is a non-GAAP financial measure that we believe to be a useful supplemental measure for management and investors in evaluating and analyzing the financial results of our net-leased and operating properties included in our Owned Real Estate segment over time. Property level contribution presents the lease and operating property revenues, less property expenses and depreciation and amortization. We believe that Property level contribution allows for meaningful comparison between periods of the direct costs of owning and operating our net-leased assets and operating properties. When a property is leased on a net-lease basis, reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on the Property level contribution. While we believe that Property level contribution is a useful supplemental measure, it should not be considered as an alternative to Net income from Owned Real Estate attributable to W. P. Carey as an indication of our operating performance.

Existing Net-Leased Properties

Existing net-leased properties are those that we acquired or placed into service prior to January 1, 2015 and that were not sold or held for sale during the periods presented. For the periods presented, there were 725 existing net-leased properties.

For the three months ended June 30, 2016, as compared to the same period in 2015, property level contribution for existing net-leased properties decreased by $1.1 million, due to a decrease in lease revenues of $2.4 million, partially offset by a decrease in depreciation and amortization expense of $1.2 million. Lease revenues decreased by $3.8 million as a result of lease expirations and $1.9 million as a result of lease restructurings, which reduced lease revenues earned from these properties, partially offset by an increase of $2.0 million primarily due to new leases entered into upon the expiration of existing leases, an increase of $0.7 million due to scheduled rent increases, and an increase of $0.3 million as a result of the increase in the average exchange rate of the U.S. dollar in relation to the euro between the periods. Depreciation and amortization expense also decreased as a result of the decrease in the average exchange rate of the U.S. dollar in relation to the euro between the periods.

For the six months ended June 30, 2016, as compared to the same period in 2015, property level contribution for existing net-leased properties decreased by $10.5 million, due to a decrease in lease revenues of $7.1 million and an increase in property expenses of $7.4 million, partially offset by a decrease in depreciation and amortization expense of $4.0 million. Lease revenues decreased by $7.6 million as a result of lease expirations, $5.4 million as a result of lease restructurings, which reduced lease revenues earned from these properties, and $1.1 million as a result of the decrease in the average exchange rate of the U.S. dollar in relation to foreign currencies (primarily the British pound sterling) between the periods, partially offset by an increase of $3.9 million primarily due to new leases entered into upon the expiration of existing leases and an increase of $2.6 million due to scheduled rent increases. Depreciation and amortization expense also decreased as a result of the decrease in the average exchange rate of the U.S. dollar in relation to foreign currencies (primarily the British pound sterling) between the periods. In addition, during the six months ended June 30, 2016, we recorded an allowance for credit losses of $7.1 million on a direct financing lease due to a decline in the estimated amount of future payments we will receive from the tenant, including the possible early termination of the direct financing lease (Note 5), which was recorded in Property expenses, excluding reimbursable tenant costs in the consolidated financial statements and, as such, reduced the property level contribution recognized from this investment.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2014. Since January 1, 2015, we acquired 11 investments and placed one property into service with total ABR of approximately $79.5 million.

For the three and six months ended June 30, 2016 as compared to the same periods in 2015, property level contribution from recently acquired net-leased properties increased by $6.2 million and $10.0 million, respectively, primarily as a result of seven investments we acquired and one property we placed into service after June 30, 2015. Total lease revenues from these properties were $11.8 million and $16.8 million for the three and six months ended June 30, 2016, respectively.

W. P. Carey 6/30/2016 10-Q – 61

Properties Sold or Held for Sale

During the three months ended June 30, 2016 we disposed of three properties, and during the six months ended June 30, 2016 we disposed of seven properties and a parcel of vacant land, one of which was held for sale at December 31, 2015. In addition, during the three months ended June 30, 2016, we transferred ownership of a vacant international property and the related non-recourse mortgage loan, which had a carrying value of $39.8 million and an outstanding balance of $60.9 million, respectively, on the date of transfer, to the mortgage lender. At June 30, 2016, we had 18 properties classified as held for sale. During the year ended December 31, 2015, we disposed of 14 properties. For the three months ended June 30, 2016 and 2015, property level contribution from properties sold or held for sale was $6.9 million and $8.5 million, respectively. For the six months ended June 30, 2016 and 2015, property level contribution from properties sold or held for sale was $9.1 million and $17.2 million, respectively.

In the fourth quarter of 2015, we executed a lease amendment with a tenant in a domestic office building. The amendment extended the lease term an additional 15 years to January 31, 2037 and provided a one-time rent payment of $25.0 million, which was paid to us on December 18, 2015. The lease amendment also provided an option to terminate the lease effective February 29, 2016, with additional lease termination fees of $22.2 million to be paid to us on or five days before February 29, 2016 upon exercise of the option. The tenant exercised the option on January 1, 2016. The aggregate of the additional rent payment of $25.0 million and the lease termination fees of $22.2 million were amortized to lease termination income from the lease amendment date on December 4, 2015 through the end of the non-cancelable lease term on February 29, 2016, resulting in $15.0 million recognized during the year ended December 31, 2015 and $32.2 million recognized during the six months ended June 30, 2016 within Lease termination income and other in the consolidated financial statements. In connection with the lease amendment, we defeased the mortgage loan encumbering the property with a principal balance of $36.5 million and recognized a loss on extinguishment of debt of $5.3 million, which was included in Other income and (expenses) in the consolidated financial statements for the year ended December 31, 2015. In addition, during the fourth quarter of 2015, we entered into an agreement to sell the property to a third party and the buyer placed a deposit of $12.7 million for the purchase of the property that was held in escrow. At December 31, 2015, this property was classified as held for sale (Note 15). During the three months ended March 31, 2016, we sold the property for proceeds of $44.4 million, net of selling costs, and recognized a loss on the sale of $10.7 million. As a result of this lease termination and sale, lease revenues increased by $12.2 million for the six months ended June 30, 2016 as compared to the same period in 2015, due to accelerated amortization of below-market rent intangibles, which is recorded as an adjustment to lease revenues. In addition, for the same property, depreciation and amortization increased by $17.5 million for the six months ended June 30, 2016 as compared to the same period in 2015, due to accelerated amortization of in-place lease intangibles, which is included in depreciation and amortization.

Other Revenues and Expenses

Lease Termination Income and Other

2016 — For the six months ended June 30, 2016, lease termination income and other was $33.4 million, primarily consisting of the $32.2 million of lease termination income related to a domestic property that was sold during the three months ended March 31, 2016, as discussed above (Note 15).

2015 — For the three and six months ended June 30, 2015, lease termination income and other was $3.1 million and $6.3 million, respectively. During the three months ended June 30, 2015, we recognized $2.4 million of termination income in connection with the termination by the buyer of a purchase and sale agreement on one of our self-storage properties. In addition, during the six months ended June 30, 2015, we recognized $2.7 million in lease termination income due to the early termination of two leases.

W. P. Carey 6/30/2016 10-Q – 62

Impairment Charges

Where the undiscounted cash flows for an asset are less than the asset’s carrying value when considering and evaluating the various alternative courses of action that may occur, we recognize an impairment charge to reduce the carrying value of the asset to its estimated fair value. Further, when we classify an asset as held for sale, we carry the asset at the lower of its current carrying value or its fair value, less estimated cost to sell. Our impairment charges are more fully described in Note 8.

2016 — During the three and six months ended June 30, 2016, we recognized impairment charges totaling $35.4 million on a portfolio of 14 properties in order to reduce the carrying values of the properties to their estimated fair values, which approximated their estimated selling prices. We used available information, including third-party broker information and internal discounted cash flow models (Level 3 inputs), in determining the fair value of these properties. As of June 30, 2016, the properties were classified as held for sale (Note 4).

2015 — During the three and six months ended June 30, 2015, we recognized impairment charges totaling $0.6 million and $3.3 million, respectively. During the three months ended June 30, 2015, we recognized an impairment charge of $0.6 million on a parcel of vacant land. During the six months ended June 30, 2015, we recognized an impairment charge of $1.9 million in connection with the sale of a foreign property and an impairment charge of $0.8 million on a partially vacant domestic property. These impairment charges were recognized in order to reduce the carrying values of the properties to their estimated fair values, which approximated their estimated selling prices. The two properties were sold during 2015 and the parcel of vacant land was sold during the six months ended June 30, 2016.

General and Administrative

As discussed in Note 3, certain personnel costs (i.e., those not related to our senior management, our legal transactions team, or our investments team) and overhead costs are charged to the CPA® REITs and our Owned Real Estate Segment based on the trailing 12-month reported revenues of the Managed Programs and us. Personnel costs related to our senior management, our legal transactions team, and our investments team are allocated to our Owned Real Estate Segment based on the trailing 12-month investment volume. We allocate personnel costs (excluding our senior management and investments team) and overhead costs to the CWI REITs based on the time incurred by our personnel. We began to allocate personnel and overhead costs to the Managed BDCs on October 8, 2015 based on the time incurred by our personnel.

For the three months ended June 30, 2016 as compared to the same period in 2015, general and administrative expenses in our Owned Real Estate segment, which excludes restructuring and other compensation expenses as described below, decreased by $3.1 million, primarily due to an overall decline in compensation expense and professional fees as a result of the reduction in headcount, including the RIF, and other cost savings initiatives implemented during 2016. The allocation of personnel and overhead costs to our Owned Real Estate segment also declined as a result of a change in the mix of investment volume on which a portion of the allocation is based. These decreases were partially offset by commissions to investment officers related to our owned real estate acquisitions, which increased by $0.9 million during the three months ended June 30, 2016 as compared to the same period in 2015, resulting from higher acquisition volume in the current year period.

For the six months ended June 30, 2016 as compared to the same period in 2015, general and administrative expenses in our Owned Real Estate segment decreased by $8.7 million. primarily due to an overall decline in compensation expense and professional fees as a result of the reduction in headcount, including the RIF, and other cost savings initiatives implemented during 2016. The allocation of personnel and overhead costs to our Owned Real Estate segment also declined as a result of a change in the mix of investment volume on which a portion of the allocation is based. Also contributing to the decrease were commissions to investment officers related to our owned real estate acquisitions, which decreased by $2.8 million during the six months ended June 30, 2016 as compared to the same period in 2015, resulting from lower acquisition volume in the current year period.

Stock-based Compensation Expense

For the three and six months ended June 30, 2016 as compared to the same periods in 2015, stock-based compensation expense allocable to our Owned Real Estate segment decreased by $1.1 million and $1.7 million, respectively, primarily due to the reduction in RSUs and PSUs outstanding resulting from the RIF (Note 12) as well as a reduced allocation of costs resulting from lower investment volume in our Owned Real Estate segment as compared to investment volume for the Managed REITs.

W. P. Carey 6/30/2016 10-Q – 63

Property Acquisition and Other Expenses

Property acquisition and other expenses consist primarily of acquisition-related costs incurred on investments that are accounted for as business combinations, which are required to be expensed under current accounting guidance, as well as costs incurred related to the formal strategic review that we completed in May 2016.

2016 — For the six months ended June 30, 2016, we incurred $2.9 million of advisory expenses and professional fees within our Owned Real Estate segment in connection with our formal strategic review.

2015 — For the three and six months ended June 30, 2015, property acquisition and other expenses were $1.9 million and $7.6 million, respectively, consisting primarily of acquisition-related costs incurred on the four investments that were accounted for as business combinations.

Restructuring and Other Compensation

For the six months ended June 30, 2016, we recorded total restructuring and other compensation expenses of $11.9 million, of which $4.4 million was allocated to our Owned Real Estate segment. Included in the total was $5.1 million of severance related to our employment agreement with our former Chief Executive Officer and $6.8 million related to severance, stock-based compensation, and other costs incurred as part of the employee terminations and reductions in headcount during the period (Note 12).

Interest Expense

For the three and six months ended June 30, 2016 as compared to the same periods in 2015, interest expense decreased by $0.9 million and $0.5 million, respectively, primarily due to an overall decrease in our weighted-average interest rate, partially offset by an overall increase in our average outstanding debt balance for each period. Our average outstanding debt balance was $4.7 billion and $4.5 billion during the three months ended June 30, 2016 and 2015, respectively, and $4.6 billion and $4.5 billion during the six months ended June 30, 2016 and 2015, respectively. Our weighted-average interest rate was 3.8% and 4.1% during the three months ended June 30, 2016 and 2015, respectively, and 4.0% and 4.2% during the six months ended June 30, 2016 and 2015, respectively.

W. P. Carey 6/30/2016 10-Q – 64

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Equity in earnings of equity method investments in the Managed REITs:
Equity in earnings of equity method investments in the Managed REITs	$2,541	$334	$3,569	$457
Distributions of Available Cash: (a)
CPA®:17 – Global	5,859	5,789	12,527	11,854
CPA®:18 – Global	2,380	1,422	3,657	2,316
CWI 1	1,586	2,045	4,093	3,892
CWI 2	336	—	865	—
Total equity in earnings of equity method investments in the Managed REITs	12,702	9,590	24,711	18,519
Equity in earnings of other equity method investments in real estate:
Total equity in earnings of other equity method investments in real estate	3,198	4,520	6,355	7,314
Total equity in earnings of equity method investments in the Managed REITs and real estate	$15,900	$14,110	$31,066	$25,833
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

2016 — For the three months ended June 30, 2016, net other income was $0.7 million, primarily due to realized gains of $2.0 million related to foreign currency forward contracts and foreign currency collars and unrealized gains of $1.6 million recognized primarily on interest rate swaps that did not qualify for hedge accounting, partially offset by net realized and unrealized losses of $3.0 million recognized on foreign currency transactions as a result of changes in foreign currency exchange rates.

For the six months ended June 30, 2016, net other income was $4.4 million, primarily due to realized gains of $4.0 million related to foreign currency forward contracts and foreign currency collars, unrealized gains of $2.4 million recognized primarily on interest rate swaps that did not qualify for hedge accounting, and interest income of $0.4 million recognized on our deposits, partially offset by a loss on extinguishment of debt of $1.8 million primarily related to the defeasance of a loan encumbering

W. P. Carey 6/30/2016 10-Q – 65

two properties that were sold during the six months ended June 30, 2016 (Note 10) and net realized and unrealized losses of $0.2 million recognized on foreign currency transactions as a result of changes in foreign currency exchange rates.

2015 — For the three months ended June 30, 2015, net other income was $7.4 million, primarily due to net realized and unrealized gains of $3.7 million recognized on foreign currency transactions as a result of changes in foreign currency exchange rates, unrealized gains of $3.1 million on the interest rate swaps that did not qualify for hedge accounting, and interest income of $0.5 million on our deposits.

For the six months ended June 30, 2015, net other income was $3.0 million, primarily due to unrealized gains of $6.0 million on the interest rate swaps that did not qualify for hedge accounting and interest income of $0.7 million on our deposits, partially offset by net realized and unrealized losses of $4.0 million recognized on foreign currency transactions as a result of changes in foreign currency exchange rates.

Benefit from (Provision for) Income Taxes

2016 — For the three and six months ended June 30, 2016, we recognized a benefit from income taxes of $9.4 million and $7.3 million, respectively, due to $14.8 million and $16.2 million, respectively, of deferred tax benefits associated with basis differences on certain foreign properties, primarily resulting from the impairment charges recorded in the current year periods on international properties. These benefits were partially offset by $5.4 million and $8.9 million, respectively, of current federal, foreign, and state franchise taxes recognized on our domestic TRSs and foreign properties.

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

Gain on Sale of Real Estate, Net of Tax

Gain on sale of real estate, net of tax consists of gain on the sale of properties that were disposed of during the six months ended June 30, 2016 and 2015 (Note 15).

2016 — During the three and six months ended June 30, 2016, we sold three properties, and seven properties and a parcel of vacant land, respectively, for net proceeds of $96.9 million and $200.6 million, respectively, and recognized a net gain on these sales, net of tax totaling $1.9 million and $2.5 million, respectively, inclusive of amounts attributable to noncontrolling interests of $0.9 million for the six months ended June 30, 2016. In addition, during the three months ended June 30, 2016, we transferred ownership of a vacant international property and the related non-recourse mortgage loan, which had an outstanding balance of $60.9 million on the date of transfer, to the mortgage lender, resulting in a net gain of $16.4 million.

2015 — During the three and six months ended June 30, 2015, we sold two and nine properties, respectively, for net proceeds of $10.7 million and $23.8 million, respectively, and recognized a net gain on these sales, net of tax totaling less than $0.1 million and $1.2 million, respectively.

Net Income from Owned Real Estate Attributable to W. P. Carey

For the three and six months ended June 30, 2016 as compared to the same periods in 2015, the resulting net income from Owned Real Estate attributable to W. P. Carey increased by $0.3 million and $30.7 million, respectively.

Investment Management

We earn revenue as the advisor to the Managed Programs. For the periods presented, we acted as advisor to the following affiliated, publicly-owned, non-listed Managed Programs: CPA®:17 – Global, CPA®:18 – Global, CWI 1, CWI 2 (since February 9, 2015), and CCIF (since February 27, 2015).

W. P. Carey 6/30/2016 10-Q – 66

The following tables present other operating data that management finds useful in evaluating result of operations (dollars in millions):

	June 30, 2016	December 31, 2015
Total properties — Managed REITs	611	602
Assets under management — Managed Programs (a)	$11,709.2	$11,045.3
Cumulative funds raised — CPA®:18 – Global offering (b) (c)	1,243.5	1,243.5
Cumulative funds raised — CWI 2 offering (b) (d)	470.4	247.0
Cumulative funds raised — CCIF offering (b) (e)	52.6	2.0

	Six Months Ended June 30,
	2016	2015
Financings structured — Managed REITs	$575.4	$759.6
Investments structured — Managed REITs (f)	593.5	1,691.2
Funds raised — CPA®:18 – Global offering (b) (c)	—	100.4
Funds raised — CWI 2 offering (b) (d)	223.4	17.0
Funds raised — CCIF offering (b) (e)	50.6	—
__________

(a)
Represents the estimated fair value of the real estate assets owned by the Managed REITs, which was calculated by us as the advisor to the Managed REITs based in part upon third-party appraisals, plus cash and cash equivalents, less distributions payable. Amounts also include the fair value of the investment assets, plus cash and cash equivalents, owned by CCIF.

(b)	Excludes reinvested distributions through each entity’s distribution reinvestment plan.

(c)	Reflects funds raised from CPA®:18 – Global’s initial public offering, which commenced in May 2013 and closed on April 2, 2015 (Note 3).

(d)	Reflects funds raised from CWI 2’s initial public offering, which commenced in February 2015.

(e)	We began to raise funds on behalf of the CCIF Feeder Funds in the fourth quarter of 2015. Amount represents funding from the Feeder Funds to CCIF.

(f)	Includes acquisition-related costs.

W. P. Carey 6/30/2016 10-Q – 67

Below is a summary of comparative results of our Investment Management segment (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Revenues
Asset management revenue	$15,005	$12,073	$2,932	$29,618	$23,232	$6,386
Reimbursable costs	12,094	7,639	4,455	31,832	17,246	14,586
Structuring revenue	5,968	37,808	(31,840)	18,689	59,528	(40,839)
Dealer manager fees	1,372	307	1,065	3,544	1,581	1,963
Other advisory revenue	—	—	—	—	203	(203)
	34,439	57,827	(23,388)	83,683	101,790	(18,107)
Operating Expenses
General and administrative	12,295	14,604	(2,309)	24,189	29,260	(5,071)
Reimbursable costs from affiliates	12,094	7,639	4,455	31,832	17,246	14,586
Stock-based compensation expense	3,094	3,068	26	7,864	7,622	242
Dealer manager fees and expenses	2,620	2,327	293	5,972	4,699	1,273
Subadvisor fees	1,875	4,147	(2,272)	5,168	6,808	(1,640)
Depreciation and amortization	1,124	1,016	108	2,216	2,048	168
Restructuring and other compensation	465	—	465	7,512	—	7,512
Property acquisition and other expenses	(285)	—	(285)	2,384	—	2,384
	33,282	32,801	481	87,137	67,683	19,454
Other Income and Expenses
Equity in earnings of equity method investment in Carey Credit Income Fund	529	162	367	374	162	212
Other income and (expenses)	(236)	199	(435)	(140)	379	(519)
	293	361	(68)	234	541	(307)
Income (loss) before income taxes	1,450	25,387	(23,937)	(3,220)	34,648	(37,868)
(Provision for) benefit from income taxes	(1,193)	(11,165)	9,972	370	(14,419)	14,789
Net Income (Loss) from Investment Management	257	14,222	(13,965)	(2,850)	20,229	(23,079)
Net income attributable to noncontrolling interests	—	(1,984)	1,984	—	(1,984)	1,984
Net Income (Loss) from Investment Management Attributable to W. P. Carey	$257	$12,238	$(11,981)	$(2,850)	$18,245	$(21,095)

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

For the three and six months ended June 30, 2016 as compared to the same periods in 2015, asset management revenue increased by $2.9 million and $6.4 million, respectively, as a result of the growth in assets under management due to investment volume after June 30, 2015. Asset management revenue increased by $0.7 million and $1.7 million, respectively, from CPA®:18 – Global, $0.7 million and $1.6 million, respectively, from CWI 1, $0.7 million and $1.1 million, respectively, from CCIF, $0.6 million and $1.4 million, respectively, from CWI 2, and $0.2 million and $0.5 million, respectively, from CPA®:17 – Global.

W. P. Carey 6/30/2016 10-Q – 68

Reimbursable Costs

Reimbursable costs represent costs incurred by us on behalf of the Managed Programs, consisting primarily of broker-dealer commissions and marketing and personnel costs, which are reimbursed by the Managed Programs and are reflected as a component of both revenues and expenses.

For the three and six months ended June 30, 2016 as compared to the same periods in 2015, reimbursable costs increased by $4.5 million and $14.6 million, respectively, primarily due to $4.1 million and $16.5 million, respectively, of commissions paid to broker-dealers related to CWI 2’s initial public offering, which began in February 2015, and $1.4 million and $2.0 million, respectively, of commissions paid to broker-dealers related to the sale of CCIF Feeder Funds shares, which began in the fourth quarter of 2015, partially offset by decreases of $0.6 million and $3.3 million, respectively, in commissions paid to broker-dealers related to the CPA®:18 – Global initial public offering, which closed on April 2, 2015.

Structuring Revenue

We earn structuring revenue when we structure investments and debt placement transactions for the Managed REITs. Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation.

For the three and six months ended June 30, 2016 as compared to the same periods in 2015, structuring revenue decreased by $31.8 million and $40.8 million, respectively. Structuring revenue from CPA®:18 – Global, CWI 1, CPA®:17 – Global, and CWI 2 decreased by $16.2 million, $10.3 million, $3.3 million, and $2.1 million, respectively, as a result of lower investment volume during the three months ended June 30, 2016 as compared to the same period in 2015. Structuring revenue from CPA®:18 – Global, CWI 1, and CPA®:17 – Global decreased by $24.3 million, $12.9 million, and $6.5 million, respectively, as a result of lower investment volume during the six months ended June 30, 2016 as compared to the same period in 2015, partially offset by an increase of $2.6 million in structuring revenue from CWI 2, which completed two investments during the six months ended June 30, 2016.

Dealer Manager Fees

As discussed in Note 3, we earn a dealer manager fee, depending on the class of common stock sold, of $0.30 or $0.26 per share sold, for the class A common stock and class T common stock, respectively, in connection with CWI 2’s initial public offering, which began in February 2015. In addition, we received dealer manager fees, depending on the class of common stock sold, of $0.30 or $0.21 per share sold, for the class A common stock and class C common stock, respectively, in connection with CPA®:18 – Global’s initial public offering, which commenced in May 2013 and closed in April 2015. We also receive dealer manager fees of 2.75% - 3.0% based on the selling price of each share sold in connection with the offerings of the CCIF Feeder Funds, which began in the fourth quarter of 2015. We may re-allow a portion of the dealer manager fees to selected dealers in the offerings. Dealer manager fees that were not re-allowed were classified as Dealer manager fees from affiliates in the consolidated financial statements. Dealer manager fees earned are generally offset by costs incurred in connection with the offerings, which are included in Dealer manager fees and expenses in the consolidated financial statements.

For the three and six months ended June 30, 2016 as compared to the same periods in 2015, dealer manager fees increased by $1.1 million and $2.0 million, respectively, primarily due to increases of $0.6 million and $2.5 million, respectively, in fees earned in connection with the sale of CWI 2 shares in its initial public offering and $0.5 million and $0.7 million, respectively, in fees earned in connection with the sale of CCIF Feeder Funds shares. The increases for the six months ended June 30, 2016 were partially offset by a decrease of $1.3 million in fees earned in connection with the sale of CPA®:18 – Global shares in its initial public offering, due to the closing of the offering on April 2, 2015.

General and Administrative

As discussed in Note 3, during the periods presented certain personnel and overhead costs were charged to the CPA® REITs and our Owned Real Estate Segment based on the trailing 12-month reported revenues of the Managed REITs and us. Personnel costs related to our senior management, our legal transactions team, and our investments team are allocated to our Owned Real Estate Segment based on the trailing 12-month investment volume. For our legal transactions team, overhead costs are charged to the CPA® REITs according to a fee schedule. We began to allocate personnel and overhead costs to the Managed BDCs on October 8, 2015 based on the time incurred by our personnel.

For the three and six months ended June 30, 2016 as compared to the same periods in 2015, general and administrative expenses in our Investment Management segment, which excludes restructuring and other compensation expenses as described

W. P. Carey 6/30/2016 10-Q – 69

below, decreased by $2.3 million and $5.1 million, respectively, primarily due to decreases in commissions paid to investment officers of $3.3 million and $4.7 million, respectively, resulting from lower investment volume on behalf of the Managed REITs in the current year periods. This decrease was partially offset by a decrease in compensation allocable to the Owned Real Estate segment as a result of a change in the mix of investment volume on which a portion of the allocation is based.

Dealer Manager Fees and Expenses

Dealer manager fees earned in the public offerings that we manage for the Managed Programs are generally offset by costs incurred in connection with the offerings, which are included in Dealer manager fees and expenses in the consolidated financial statements.

For the three and six months ended June 30, 2016 as compared to the same periods in 2015, dealer manager fees and expenses increased by $0.3 million and $1.3 million, respectively, primarily due to increases of $0.9 million and $1.3 million, respectively, in expenses paid in connection with the sale of CCIF Feeder Funds shares, and an increase of $2.8 million in expenses paid in connection with the CWI 2 initial public offering, which began to admit stockholders on May 15, 2015, during the six months ended June 30, 2016 as compared to the same period in 2015. Expenses paid in connection with the sale of CPA®:18 – Global shares in its initial public offering, which closed on April 2, 2015, totaled $0.6 million and $2.9 million, respectively, during the three and six months ended June 30, 2015.

Subadvisor Fees

As discussed in Note 3, we earn investment management revenue from CWI 1, CWI 2, and CPA®:18 – Global. Pursuant to the terms of the subadvisory agreements we have with the third-party subadvisors in connection with both CWI 1 and CWI 2, we pay a subadvisory fee equal to 20% of the amount of fees paid to us by CWI 1 and 25% of the amount of fees paid to us by CWI 2, including but not limited to: acquisition fees, asset management fees, loan refinancing fees, property management fees, and subordinated disposition fees, each as defined in the advisory agreements we have with each of CWI 1 and CWI 2. We also pay to the subadvisor 20% and 25% of the net proceeds resulting from any sale, financing, or recapitalization or sale of securities of CWI 1 and CWI 2, respectively, by us, the advisor. In addition, in connection with the multi-family properties acquired on behalf of CPA®:18 – Global, we entered into agreements with third-party advisors for the acquisition and day-to-day management of the properties, for which we pay 30% of the initial acquisition fees and 100% of asset management fees paid to us by CPA®:18 – Global.

For the three and six months ended June 30, 2016 as compared to the same periods in 2015, subadvisor fees decreased by $2.3 million and $1.6 million, respectively, primarily due to decreases of $1.9 million and $2.2 million, respectively, as a result of decreases in fees earned from CWI 1 due to lower investment volume in the current year periods as compared to the same periods in the prior year, and decreases of $0.3 million and $1.0 million, respectively, as a result of decreases in fees earned from CPA®:18 – Global due to lower multi-family property investment volume in the current year periods as compared to the same periods in the prior year. We earned fees from CCIF during the three and six months ended June 30, 2016, and related subadvisor fees were $0.2 million and $0.4 million, respectively. In addition, for the six months ended June 30, 2016 as compared to the same period in 2015, subadvisor fees increased by $1.2 million as a result of an increase in fees earned from CWI 2, which completed two investments during the six months ended June 30, 2016.

Restructuring and Other Compensation

For the six months ended June 30, 2016, we recorded total restructuring and other compensation expenses of $11.9 million, of which $7.5 million was allocated to our Investment Management segment. Included in the total was $5.1 million of severance related to our employment agreement with our former Chief Executive Officer and $6.8 million related to severance, stock-based compensation, and other costs incurred as part of employee terminations and reductions in headcount (Note 12).

Property Acquisition and Other Expenses

For the six months ended June 30, 2016, we incurred $2.4 million of advisory expenses and professional fees within our Investment Management segment in connection with the formal strategic review that we completed in May 2016.

W. P. Carey 6/30/2016 10-Q – 70

Equity in Earnings of Equity Method Investment in Carey Credit Income Fund

In December 2014, we acquired a $25.0 million noncontrolling interest in CCIF (Note 6).

2016 — For the three and six months ended June 30, 2016, we recognized equity in earnings of equity method investment in CCIF of $0.5 million and $0.4 million, respectively, representing our portion of the net income recognized by CCIF.

2015 — For both the three and six months ended June 30, 2015, we recognized equity in earnings of equity method investment in CCIF of $0.2 million, representing our portion of the net income recognized by CCIF.

(Provision for) Benefit from Income Taxes

2016 — For the three months ended June 30, 2016, we recognized a provision for income taxes of $1.2 million, primarily due to an out-of-period adjustment recorded during the period (Note 2). For the six months ended June 30, 2016, we recognized a benefit from income taxes of $0.4 million, as the impact of the out-of-period adjustment was more than offset by pre-tax losses recognized by our TRSs in the Investment Management segment.

2015 — For the three and six months ended June 30, 2015, we recognized a provision for income taxes of $11.2 million and $14.4 million, respectively, primarily due to pre-tax income recognized by our TRSs in the Investment Management segment.

Net Income (Loss) from Investment Management Attributable to W. P. Carey

For the three months ended June 30, 2016, the resulting net income from Investment Management attributable to W. P. Carey was $0.3 million. For the six months ended June 30, 2016, the resulting net loss from Investment Management attributable to W. P. Carey was $2.9 million.

For the three and six months ended June 30, 2015, the resulting net income from Investment Management attributable to W. P. Carey was $12.2 million and $18.2 million, respectively.

Liquidity and Capital Resources

Sources and Uses of Cash During the Period

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund distributions to stockholders. Our cash flows fluctuate periodically due to a number of factors, which may include, among other things: the timing of our equity and debt offerings; the timing of purchases and sales of real estate; the timing of the receipt of proceeds from, and the repayment of, mortgage loans and receipt of lease revenues; the receipt of the annual installment of deferred acquisition revenue and interest thereon from the CPA® REITs; the receipt of the asset management fees in either shares of the Managed Programs’ common stock or cash, the timing and characterization of distributions from equity investments in real estate and the Managed Programs, the receipt of distributions of Available Cash from the Managed REITs, and changes in foreign currency exchange rates. Despite these fluctuations, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of mortgage loans, unused capacity under our Revolver, proceeds from dispositions of properties, net contributions from noncontrolling interests, and the issuance of additional debt or equity securities, such as sales of our stock through our ATM program, in order to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities — Net cash provided by operating activities increased by $20.2 million during the six months ended June 30, 2016 as compared to the same period in 2015, primarily due to the lease termination income received in connection with the sale of a property during the six months ended June 30, 2016 and an increase in operating cash flow generated from the properties we acquired during 2015 and the six months ended June 30, 2016, partially offset by a decrease in structuring revenue received in cash from the Managed REITs as a result of their lower investment volume during the current year period.

W. P. Carey 6/30/2016 10-Q – 71

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property-related costs.

During the six months ended June 30, 2016, we used $385.8 million to acquire two investments and $18.4 million primarily to fund expansions on our existing properties. We sold seven properties and a parcel of vacant land for net proceeds of $200.6 million. We used $14.9 million to fund an investment in assets of an affiliate. We used $4.6 million to invest in capital expenditures for owned real estate. We also received $2.2 million in distributions from equity investments in real estate and the Managed Programs in excess of cumulative equity income.

Financing Activities — During the six months ended June 30, 2016, gross borrowings under our Senior Unsecured Credit Facility were $575.6 million and repayments were $275.0 million. We also made prepaid and scheduled non-recourse mortgage loan principal payments of $67.5 million and $43.9 million, respectively. We paid distributions to stockholders totaling $205.9 million related to the fourth quarter of 2015 and the first quarter of 2016, and also paid distributions of $9.3 million to affiliates that hold noncontrolling interests in various entities with us. We received $18.9 million in net proceeds from the issuance of shares under the ATM program.

Summary of Financing

The table below summarizes our non-recourse debt, our Senior Unsecured Notes, and our Senior Unsecured Credit Facility (dollars in thousands):

	June 30, 2016	December 31, 2015
Carrying Value
Fixed rate:
Non-recourse mortgages (a)	$1,756,513	$1,903,094
Senior Unsecured Notes (a)	1,487,864	1,476,084
	3,244,377	3,379,178
Variable rate:
Revolver	793,770	485,021
Term Loan Facility (a)	249,853	249,683
Non-recourse debt (a):
Amount subject to interest rate swaps and cap	280,853	283,441
Amount of fixed-rate debt subject to interest rate reset features	36,980	39,434
Non-recourse mortgages	36,095	43,452
	1,397,551	1,101,031
	$4,641,928	$4,480,209

Percent of Total Debt
Fixed rate	70%	75%
Variable rate	30%	25%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.6%	4.8%
Variable rate (b)	2.0%	2.2%

__________

(a)
In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net, Senior Unsecured Notes, net, and Senior Unsecured Credit Facility - Term Loan, net as of December 31, 2015 (Note 2). Aggregate debt balance includes unamortized deferred financing costs totaling $11.5 million and $12.6 million as of June 30, 2016 and December 31, 2015, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

W. P. Carey 6/30/2016 10-Q – 72

Cash Resources

At June 30, 2016, our cash resources consisted of the following:

•
Cash and cash equivalents totaling $173.3 million. Of this amount, $73.3 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

•	Our Revolver, with unused capacity of $706.2 million, excluding amounts reserved for outstanding letters of credit; and

•	Unleveraged properties that had an aggregate carrying value of $2.9 billion at June 30, 2016, although there can be no assurance that we would be able to obtain financing for these properties.

We also have the ability to access the capital markets, in the form of additional bond and equity offerings, such as our ATM offering program, if necessary. During the three and six months ended June 30, 2016, we issued 281,301 shares of our common stock under the ATM program at a weighted-average price of $68.47 per share, for net proceeds of $19.0 million (Note 13). In July 2016, we issued 548,918 additional shares of our common stock under the ATM program at a weighted-average price of $68.87, for net proceeds of $37.2 million (Note 17). Through the date of this Report, $342.9 million remained available for issuance.

Senior Unsecured Credit Facility

Our Senior Unsecured Credit Facility is more fully described in Note 10. A summary of principal outstanding borrowings on our Senior Unsecured Credit Facility is provided below (in thousands):

	June 30, 2016		December 31, 2015
	Outstanding Balance	Maximum Available	Outstanding Balance	Maximum Available
Revolver	$793,770	$1,500,000	$485,021	$1,500,000
Term Loan Facility	250,000	250,000	250,000	250,000

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments, funding capital commitments such as build-to-suit projects, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, making scheduled interest payments on the Senior Unsecured Notes and scheduled mortgage loan principal payments, including mortgage balloon payments totaling $661.1 million on our consolidated mortgage loan obligations, as well as other normal recurring operating expenses. In addition, our Term Loan Facility matures in January 2017, unless we exercise an option to extend the maturity by another year.

We expect to fund future investments, build-to-suit commitments, any capital expenditures on existing properties, scheduled debt maturities on non-recourse mortgage loans and any loans to certain of the Managed Programs (Note 3) through cash generated from operations, cash received from dispositions of properties, the use of our cash reserves or unused amounts on our Revolver, and/or additional equity or debt offerings.

Our liquidity would be adversely affected by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of mortgage loans, unused capacity on our Revolver, net contributions from noncontrolling interests, and the issuance of additional debt or equity securities, such as through our ATM program, to meet these needs.

W. P. Carey 6/30/2016 10-Q – 73

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at June 30, 2016 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$2,109,350	$727,211	$508,774	$346,948	$526,417
Senior Unsecured Notes — principal (a) (b)	1,505,100	—	—	—	1,505,100
Senior Unsecured Credit Facility — principal (a) (c)	1,043,770	250,000	793,770	—	—
Interest on borrowings (d)	779,836	165,429	236,308	181,726	196,373
Operating and other lease commitments (e)	171,946	7,642	16,581	14,564	133,159
Capital commitments and tenant expansion allowances (f)	140,939	62,396	36,115	38,915	3,513
Restructuring and other compensation commitments (g)	6,362	4,603	1,759	—	—
	5,757,303	$1,217,281	$1,593,307	$582,153	$2,364,562

__________

(a)
Excludes unamortized deferred financing costs totaling $11.5 million, the unamortized discount on the Senior Unsecured Notes of $7.4 million, and the unamortized fair market value adjustment of $2.6 million resulting from the assumption of property-level debt in connection with the CPA®:15 Merger and CPA®:16 Merger (Note 10).

(b)	Our Senior Unsecured Notes are scheduled to mature from 2023 through 2025.

(c)	Our Revolver is scheduled to mature on January 31, 2018 and our Term Loan Facility is scheduled to mature on January 31, 2017 unless otherwise extended pursuant to their terms.

(d)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at June 30, 2016.

(e)
Operating and other lease commitments consist primarily of rental obligations under ground leases and the future minimum rents payable on the leases for our principal offices. Pursuant to their respective advisory agreements with us, we are reimbursed by the Managed REITs for their share of overhead costs, which includes a portion of those future minimum rent amounts. Our operating lease commitments are presented net of $7.2 million, based on the allocation percentages as of June 30, 2016, which we estimate the Managed REITs will reimburse us for in full.

(f)
Capital commitments include (i) $123.7 million related to build-to-suit expansions, (ii) $11.4 million related to unfunded tenant improvements, including certain discretionary commitments, and (iii) $5.9 million related to other construction commitments.

(g)	Represents severance-related obligations to our former Chief Executive Officer and other former employees (Note 12).

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at June 30, 2016, which consisted primarily of the euro. At June 30, 2016, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

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

W. P. Carey 6/30/2016 10-Q – 74

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

We modify the NAREIT computation of FFO to include other adjustments to GAAP net income to adjust for certain non-cash charges such as amortization of real estate-related intangibles, deferred income tax benefits and expenses, straight-line rents, stock compensation, gains or losses from extinguishment of debt and deconsolidation of subsidiaries and unrealized foreign currency exchange gains and losses. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. Additionally, we exclude non-core income and expenses such as certain lease termination income, acquisition expenses, restructuring and other compensation-related expenses resulting from a reduction in headcount and employment severance arrangements, and expenses related to our formal strategic review. We also exclude realized gains/losses on foreign exchange transactions, other than those realized on the settlement of foreign currency derivatives, which are not considered fundamental attributes of our business plan and do not affect our overall long-term operating performance. We refer to our modified definition of FFO as AFFO. We exclude these items from GAAP net income as they are not the primary drivers in our decision making process and excluding these items provides investors a view of our portfolio performance over time and makes it more comparable to other REITs which are currently not engaged in acquisitions, mergers, and restructuring which are not part of our normal business operations. We use AFFO as one measure of our operating performance when we formulate corporate goals, evaluate the effectiveness of our strategies, and determine executive compensation.

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

W. P. Carey 6/30/2016 10-Q – 75

Consolidated FFO and AFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to W. P. Carey	$51,661	$63,348	$109,100	$99,464
Adjustments:
Depreciation and amortization of real property	65,096	63,688	148,053	127,579
Impairment charges	35,429	591	35,429	3,274
Gain on sale of real estate, net	(18,282)	(16)	(18,944)	(1,201)
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(2,662)	(2,640)	(5,287)	(5,293)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO	1,331	1,296	2,640	2,574
Total adjustments	80,912	62,919	161,891	126,933
FFO attributable to W. P. Carey — as defined by NAREIT	132,573	126,267	270,991	226,397
Adjustments:
Tax benefit – deferred	(16,535)	(1,372)	(19,523)	(3,118)
Above- and below-market rent intangible lease amortization, net (a)	13,105	13,220	11,287	26,970
Stock-based compensation	4,001	5,089	10,608	12,098
Straight-line and other rent adjustments (b)	(2,234)	(3,070)	(29,146)	(6,007)
Amortization of deferred financing costs	1,305	1,489	2,659	2,654
Realized losses (gains) on foreign currency	1,222	415	1,010	(139)
Restructuring and other compensation (c)	452	—	11,925	—
Other amortization and non-cash items (d)	(360)	(6,574)	(4,193)	115
Property acquisition and other expenses (e)	(207)	1,897	5,359	7,573
(Gain) loss on extinguishment of debt	(112)	—	1,813	—
Allowance for credit losses	—	—	7,064	—
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at AFFO	(841)	1,660	480	2,659
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	(131)	15	1,368	(199)
Total adjustments	(335)	12,769	711	42,606
AFFO attributable to W. P. Carey	$132,238	$139,036	$271,702	$269,003

Summary
FFO attributable to W. P. Carey — as defined by NAREIT	$132,573	$126,267	$270,991	$226,397
AFFO attributable to W. P. Carey	$132,238	$139,036	$271,702	$269,003

W. P. Carey 6/30/2016 10-Q – 76

FFO and AFFO from Owned Real Estate were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income from Owned Real Estate attributable to W. P. Carey	$51,404	$51,110	$111,950	$81,219
Adjustments:
Depreciation and amortization of real property	65,096	63,688	148,053	127,579
Impairment charges	35,429	591	35,429	3,274
Gain on sale of real estate, net	(18,282)	(16)	(18,944)	(1,201)
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(2,662)	(2,640)	(5,287)	(5,293)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO	1,331	1,296	2,640	2,574
Total adjustments	80,912	62,919	161,891	126,933
FFO attributable to W. P. Carey — as defined by NAREIT — Owned Real Estate	132,316	114,029	273,841	208,152
Adjustments:
Tax benefit – deferred	(14,826)	(1,856)	(16,325)	(3,794)
Above- and below-market rent intangible lease amortization, net (a)	13,105	13,220	11,287	26,970
Straight-line and other rent adjustments (b)	(2,234)	(3,070)	(29,146)	(6,007)
Amortization of deferred financing costs	1,305	1,489	2,659	2,654
Realized losses (gains) on foreign currency	1,204	390	959	(157)
Stock-based compensation	907	2,021	2,744	4,476
Other amortization and non-cash items (d)	(749)	(6,507)	(4,626)	205
(Gain) loss on extinguishment of debt	(112)	—	1,813	—
Property acquisition and other expenses (e)	78	1,897	2,975	7,573
Restructuring and other compensation (c)	(13)	—	4,413	—
Allowance for credit losses	—	—	7,064	—
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at AFFO	(312)	1,660	726	2,659
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	(131)	15	1,368	(199)
Total adjustments	(1,778)	9,259	(14,089)	34,380
AFFO attributable to W. P. Carey — Owned Real Estate	$130,538	$123,288	$259,752	$242,532

Summary
FFO attributable to W. P. Carey — as defined by NAREIT — Owned Real Estate	$132,316	$114,029	$273,841	$208,152
AFFO attributable to W. P. Carey — Owned Real Estate	$130,538	$123,288	$259,752	$242,532

W. P. Carey 6/30/2016 10-Q – 77

FFO and AFFO from Investment Management were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) from Investment Management attributable to W. P. Carey	$257	$12,238	$(2,850)	$18,245
FFO attributable to W. P. Carey — as defined by NAREIT — Investment Management	257	12,238	(2,850)	18,245
Adjustments:
Stock-based compensation	3,094	3,068	7,864	7,622
Tax (benefit) expense – deferred	(1,709)	484	(3,198)	676
Restructuring and other compensation (c)	465	—	7,512	—
Other amortization and non-cash items (d)	389	(67)	433	(90)
Property acquisition and other expenses (e)	(285)	—	2,384	—
Realized losses on foreign currency	18	25	51	18
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at AFFO	(529)	—	(246)	—
Total adjustments	1,443	3,510	14,800	8,226
AFFO attributable to W. P. Carey — Investment Management	$1,700	$15,748	$11,950	$26,471

Summary
FFO attributable to W. P. Carey — as defined by NAREIT — Investment Management	$257	$12,238	$(2,850)	$18,245
AFFO attributable to W. P. Carey — Investment Management	$1,700	$15,748	$11,950	$26,471
__________

(a)
Amount for the six months ended June 30, 2016 includes an adjustment of $15.6 million related to the acceleration of a below-market lease from a tenant of a domestic property that was sold during the period.

(b)
Amount for the six months ended June 30, 2016 includes an adjustment to exclude $27.2 million of the $32.2 million of lease termination income recognized in connection with a domestic property that was sold during the period, as such amount was determined to be non-core income (Note 15). Amount for the six months ended June 30, 2016 also reflects an adjustment to include $1.8 million of lease termination income received in December 2015 that represented core income for the six months ended June 30, 2016.

(c)	Amount represents restructuring and other compensation-related expenses resulting from a reduction in headcount and employment severance arrangements (Note 12).

(d)	Represents primarily unrealized gains and losses from foreign exchange and derivatives.

(e)	Amounts for the three and six months ended June 30, 2016 are comprised of expenses related to our formal strategic review.

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

W. P. Carey 6/30/2016 10-Q – 78

Generally, we do not use derivative instruments to hedge credit/market risks or for speculative purposes. However, from time to time, we may enter into foreign currency forward contracts and collars to hedge our foreign currency cash flow exposures.

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At June 30, 2016, we estimated that the total fair value of our interest rate swaps and cap, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $7.4 million (Note 9).

At June 30, 2016, a significant portion (approximately 75.9%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at June 30, 2016 ranged from 2.0% to 7.8%. The contractual annual interest rates on our variable-rate debt at June 30, 2016 ranged from 0.7% to 7.6%. Our debt obligations are more fully described under Liquidity and Capital Resources – Summary of Financing, in Item 2 above. The following table presents principal cash outflows for the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter, based upon expected maturity dates of our debt obligations outstanding at June 30, 2016 (in thousands):

	2016 (Remainder)	2017	2018	2019	2020	Thereafter	Total	Fair value
Fixed-rate debt (a)	$222,018	$616,363	$132,614	$85,930	$175,624	$2,026,874	$3,259,423	$3,287,571
Variable-rate debt (a)	$40,509	$305,970	$929,793	$13,952	$46,929	$61,644	$1,398,797	$1,397,769
__________

(a)	Amounts are based on the exchange rate at June 30, 2016, as applicable.

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to interest rate caps, is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at June 30, 2016 would increase or decrease by $10.8 million for each respective 1% change in annual interest rates. As more fully described under Liquidity and Capital Resources – Summary of Financing in Item 2 above, a portion of the debt classified as variable-rate debt in the tables above bore interest at fixed rates at June 30, 2016 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

W. P. Carey 6/30/2016 10-Q – 79

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Asia, and Australia, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, and the Australian dollar, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the net cash flow from that investment. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. As part of our investment strategy, we make intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short-term loans, are included in the determination of net income. For the six months ended June 30, 2016, we recognized net foreign currency transaction losses (included in Other income and (expenses) in the consolidated financial statements) of $0.7 million, primarily due to the strengthening of the U.S. dollar relative to the British pound sterling during the period, partially offset by the weakening of the U.S. dollar relative to the euro during the period. The end-of-period rate for the U.S. dollar in relation to the British pound sterling at June 30, 2016 decreased by 9.4% to $1.3433 from $1.4833 at December 31, 2015. The end-of-period rate for the U.S. dollar in relation to the euro at June 30, 2016 increased by 2.0% to $1.1102 from $1.0887 at December 31, 2015.

The June 23, 2016 referendum by voters in the United Kingdom to exit the European Union, a process commonly referred to as “Brexit,” adversely impacted global markets, including the currencies, and resulted in a sharp decline in the value of the British pound sterling and, to a lesser extent, the euro, as compared to the U.S. dollar. Volatility in exchange rates is expected to continue as the United Kingdom negotiates its likely exit from the European Union. As of June 30, 2016, 5.0% and 27.5% of our total ABR was from the United Kingdom and other European Union countries, respectively. We currently hedge a portion of our British pound sterling exposure and our euro exposure through the next 48 months, thereby significantly reducing our currency risk.

Any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.

We enter into foreign currency forward contracts and collars to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. The estimated fair value of our foreign currency forward contracts and collars, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net asset position of $45.6 million at June 30, 2016. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also issued the euro-denominated 2.0% Senior Euro Notes and have borrowed under our Revolver in foreign currencies, including the euro and the British pound sterling. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

W. P. Carey 6/30/2016 10-Q – 80

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of June 30, 2016 for the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter are as follows (in thousands):

Lease Revenues (a)	2016 (Remainder)	2017	2018	2019	2020	Thereafter	Total
Euro (b)	$99,548	$190,451	$178,995	$162,643	$158,333	$1,337,392	$2,127,362
British pound sterling (c)	17,426	34,585	34,629	34,757	34,843	312,189	468,429
Australian dollar (d)	5,133	10,183	10,183	10,183	10,211	140,944	186,837
Other foreign currencies (e)	8,618	17,350	17,575	18,055	16,409	185,521	263,528
	$130,725	$252,569	$241,382	$225,638	$219,796	$1,976,046	$3,046,156

Scheduled debt service payments (principal and interest) for non-recourse mortgage notes payable and Senior Unsecured Notes for our consolidated foreign operations as of June 30, 2016 for the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter are as follows (in thousands):

Debt service (a) (f)	2016 (Remainder)	2017	2018	2019	2020	Thereafter	Total
Euro (b)	$140,552	$377,877	$563,131	$21,280	$62,152	$617,004	$1,781,996
British pound sterling (c)	5,436	843	843	843	843	12,475	21,283
Other foreign currencies (e)	1,432	7,286	9,478	709	3,645	—	22,550
	$147,420	$386,006	$573,452	$22,832	$66,640	$629,479	$1,825,829

__________

(a)	Amounts are based on the applicable exchange rates at June 30, 2016. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property level cash flow at June 30, 2016 of $3.5 million. Amounts included the equivalent of $415.8 million borrowed in euro under our Revolver, which is scheduled to mature on January 31, 2018 unless extended pursuant to its terms (Note 10), and the equivalent of $555.1 million of 2.0% Senior Euro Notes outstanding maturing in January 2023 (Note 10).

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property level cash flow at June 30, 2016 of $4.5 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the Australian dollar and the U.S. dollar, there would be a corresponding change in the projected estimated property level cash flow at June 30, 2016 of $1.9 million. There is no related mortgage loan on this investment.

(e)	Other foreign currencies consist of the Canadian dollar, the Malaysian ringgit, the Swedish krona, the Norwegian krone, and the Thai baht.

(f)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at June 30, 2016.

As a result of scheduled balloon payments on certain of our international non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2016, 2017, and 2018. In 2016, balloon payments totaling $109.3 million are due on six non-recourse mortgage loans that are collateralized by properties that we own with affiliates. In 2017, balloon payments totaling $340.0 million are due on ten non-recourse mortgage loans that are collateralized by properties that we own with affiliates. In 2018, balloon payments totaling $130.4 million are due on five non-recourse mortgage loans that are collateralized by properties that we own with affiliates. We currently anticipate that, by their respective due dates, we will have refinanced or repaid these loans using our cash resources, including unused capacity on our Revolver and proceeds from dispositions of properties.

W. P. Carey 6/30/2016 10-Q – 81

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in certain areas in excess of 10%, based on the percentage of our consolidated total revenues or ABR. For the six months ended June 30, 2016, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•	70% related to domestic properties; and

•	30% related to international properties.

At June 30, 2016, our consolidated net-lease portfolio, which excludes our operating properties, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our consolidated ABR as of that date:

•	64% related to domestic properties;

•	36% related to international properties;

•	27% related to industrial facilities, 26% related to office facilities, 18% related to warehouse facilities, and 15% related to retail facilities; and

•	20% related to the retail stores industry.

W. P. Carey 6/30/2016 10-Q – 82

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2016 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

W. P. Carey 6/30/2016 10-Q – 83

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

We are including the following additional risk factor, which should be read in conjunction with our description of risk factors provided in Part I, Item 1A. Risk Factors in our 2015 Annual Report:

Economic conditions and regulatory changes leading up to and following the United Kingdom’s likely exit from the European Union could have a material adverse effect on our business and results of operations.

Following a referendum on June 23, 2016, in which voters in the United Kingdom, or the U.K., approved an exit from the European Union, or the E.U., it is expected that the U.K. government will initiate a process to leave the E.U., a process commonly referred to as “Brexit.” If the Referendum is passed into law, negotiations would commence to determine the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U.

The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. As described elsewhere in this Report, we own real estate in foreign jurisdictions, including the U.K. and other European countries, and we translate revenue denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening U.S. dollar, our reported international lease revenue is reduced because foreign currencies translate into fewer U.S. dollars.

The longer-term effects of Brexit will depend on any agreements that the U.K. makes to retain access to E.U. markets, either during a transitional period or more permanently. The real estate industry faces substantial uncertainty regarding the impact of the likely exit of the U.K. from the E.U. Potential adverse consequences of Brexit include, but are not limited to: global economic uncertainty and deterioration, volatility in currency exchange rates, adverse changes in regulation of the real estate industry, disruptions to the markets we invest in and the tax jurisdictions we operate in (which may adversely impact tax benefits or liabilities in these or other jurisdictions), and/or negative impacts on the operations and financial conditions of our tenants. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Any of these effects of Brexit, among others, could have a material negative impact on our operations, financial condition and results of operations.

W. P. Carey 6/30/2016 10-Q – 84

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
12	Computation of Ratios of Earnings to Fixed Charges for the six months ended June 30, 2016 and for the years ended December 31, 2015, 2014, 2013, 2012, and 2011	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from W. P. Carey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statements of Equity for the six months ended June 30, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

W. P. Carey 6/30/2016 10-Q – 85

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.
Date:	August 4, 2016
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Financial Officer
(Principal Financial Officer)

Date:	August 4, 2016
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 6/30/2016 10-Q – 86

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
12	Computation of Ratios of Earnings to Fixed Charges for the six months ended June 30, 2016 and for the years ended December 31, 2015, 2014, 2013, 2012, and 2011	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from W. P. Carey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statements of Equity for the six months ended June 30, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.
Filed herewith