Form 10-Q
period 2016-09-30
W. P. Carey Inc.
filed 2016-11-03
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
or

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

Registrant has 106,280,575 shares of common stock, $0.001 par value, outstanding at October 28, 2016.

INDEX

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: capital markets; tenant credit quality; the general economic outlook; our expected range of Adjusted funds from operations, or AFFO; our corporate strategy; our capital structure; our portfolio lease terms; our international exposure and acquisition volume, including the effects of the United Kingdom’s referendum to approve an exit from the European Union; our expectations about tenant bankruptcies and interest coverage; statements regarding estimated or future economic performance and results, including our underlying assumptions, occupancy rate, credit ratings, and possible new acquisitions and dispositions by us and our investment management programs; the Managed Programs discussed herein, including their earnings; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust, or REIT; the impact of a recently-issued pronouncement regarding accounting for leases; the amount and timing of any future dividends; our existing or future leverage and debt service obligations; our ability to sell shares under our “at the market” program and the use of proceeds from that program; our future prospects for growth; our projected assets under management; our future capital expenditure levels; our future financing transactions; our estimates of growth; and our plans to fund our future liquidity needs. These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition, liquidity, results of operations, AFFO, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 26, 2016, or the 2015 Annual Report, and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, as filed with the SEC on August 4, 2016. Moreover, because we operate in a very competitive and rapidly-changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, potential investors are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

W. P. Carey 9/30/2016 10-Q – 1

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

W. P. Carey 9/30/2016 10-Q – 2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
Assets
Investments in real estate:
Real estate, at cost	$5,221,986	$5,309,925
Operating real estate	81,665	82,749
Accumulated depreciation	(455,613)	(381,529)
Net investments in properties	4,848,038	5,011,145
Net investments in direct financing leases	740,745	756,353
Assets held for sale, net	128,462	59,046
Net investments in real estate	5,717,245	5,826,544
Equity investments in the Managed Programs and real estate	294,690	275,473
Cash and cash equivalents	209,483	157,227
Due from affiliates	51,508	62,218
In-place lease and tenant relationship intangible assets, net	817,151	902,848
Goodwill	640,305	681,809
Above-market rent intangible assets, net	406,245	475,072
Other assets, net	331,658	360,898
Total assets	$8,468,285	$8,742,089
Liabilities and Equity
Liabilities:
Non-recourse debt, net	$1,926,331	$2,269,421
Senior Unsecured Notes, net	1,837,216	1,476,084
Senior Unsecured Credit Facility - Revolver	378,358	485,021
Senior Unsecured Credit Facility - Term Loan, net	249,915	249,683
Accounts payable, accrued expenses and other liabilities	258,977	342,374
Below-market rent and other intangible liabilities, net	125,790	154,315
Deferred income taxes	72,107	86,104
Distributions payable	106,545	102,715
Total liabilities	4,955,239	5,165,717
Redeemable noncontrolling interest	965	14,944
Commitments and contingencies (Note 11)
Equity:
W. P. Carey stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 106,274,673 and 104,448,777 shares, respectively, issued and outstanding	106	104
Additional paid-in capital	4,389,363	4,282,042
Distributions in excess of accumulated earnings	(834,868)	(738,652)
Deferred compensation obligation	50,576	56,040
Accumulated other comprehensive loss	(221,326)	(172,291)
Total W. P. Carey stockholders’ equity	3,383,851	3,427,243
Noncontrolling interests	128,230	134,185
Total equity	3,512,081	3,561,428
Total liabilities and equity	$8,468,285	$8,742,089

 See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2016 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Owned Real Estate:
Lease revenues	$163,786	$164,741	$506,358	$487,480
Operating property revenues	8,524	8,107	23,696	23,645
Reimbursable tenant costs	6,537	5,340	19,237	17,409
Lease termination income and other	1,224	2,988	34,603	9,319
	180,071	181,176	583,894	537,853
Investment Management:
Asset management revenue	15,978	13,004	45,596	36,236
Reimbursable costs from affiliates	14,540	11,155	46,372	28,401
Structuring revenue	12,301	8,207	30,990	67,735
Dealer manager fees	1,835	1,124	5,379	2,704
Other advisory revenue	522	—	522	203
	45,176	33,490	128,859	135,279
	225,247	214,666	712,753	673,132
Operating Expenses
Depreciation and amortization	62,802	75,512	213,835	206,079
Reimbursable tenant and affiliate costs	21,077	16,495	65,609	45,810
General and administrative	15,733	22,842	58,122	78,987
Impairment charges	14,441	19,438	49,870	22,711
Property expenses, excluding reimbursable tenant costs	10,193	11,120	38,475	31,504
Subadvisor fees	4,842	1,748	10,010	8,555
Stock-based compensation expense	4,356	3,966	14,964	16,063
Dealer manager fees and expenses	3,028	3,185	9,000	7,884
Property acquisition and other expenses	—	4,760	5,359	12,333
Restructuring and other compensation	—	—	11,925	—
	136,472	159,066	477,169	429,926
Other Income and Expenses
Interest expense	(44,349)	(49,683)	(139,496)	(145,325)
Equity in earnings of equity method investments in the Managed Programs and real estate	16,803	12,635	48,243	38,630
Other income and (expenses)	5,101	6,608	9,398	9,944
	(22,445)	(30,440)	(81,855)	(96,751)
Income before income taxes and gain on sale of real estate	66,330	25,160	153,729	146,455
(Provision for) benefit from income taxes	(3,154)	(3,361)	4,538	(20,352)
Income before gain on sale of real estate	63,176	21,799	158,267	126,103
Gain on sale of real estate, net of tax	49,126	1,779	68,070	2,980
Net Income	112,302	23,578	226,337	129,083
Net income attributable to noncontrolling interests	(1,359)	(1,833)	(6,294)	(7,874)
Net Income Attributable to W. P. Carey	$110,943	$21,745	$220,043	$121,209

Basic Earnings Per Share	$1.03	$0.20	$2.06	$1.14
Diluted Earnings Per Share	$1.03	$0.20	$2.05	$1.13
Weighted-Average Shares Outstanding
Basic	107,221,668	105,813,237	106,493,145	105,627,423
Diluted	107,468,029	106,337,040	106,853,174	106,457,495

Distributions Declared Per Share	$0.9850	$0.9550	$2.9392	$2.8615

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2016 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income	$112,302	$23,578	$226,337	$129,083
Other Comprehensive Loss
Foreign currency translation adjustments	(11,824)	(37,138)	(41,999)	(103,127)
Realized and unrealized (loss) gain on derivative instruments	(3,093)	1,289	(5,999)	18,488
Change in unrealized (loss) gain on marketable securities	(7)	—	(3)	14
	(14,924)	(35,849)	(48,001)	(84,625)
Comprehensive Income (Loss)	97,378	(12,271)	178,336	44,458

Amounts Attributable to Noncontrolling Interests
Net income	(1,359)	(1,833)	(6,294)	(7,874)
Foreign currency translation adjustments	(218)	(43)	(1,051)	3,515
Realized and unrealized loss on derivative instruments	17	—	17	—
Comprehensive income attributable to noncontrolling interests	(1,560)	(1,876)	(7,328)	(4,359)
Comprehensive Income (Loss) Attributable to W. P. Carey	$95,818	$(14,147)	$171,008	$40,099

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2016 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Nine Months Ended September 30, 2016 and 2015
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2016	104,448,777	$104	$4,282,042	$(738,652)	$56,040	$(172,291)	$3,427,243	$134,185	$3,561,428
Shares issued under “at-the-market” offering, net	1,249,836	2	83,784				83,786		83,786
Shares issued to a third party in connection with the redemption of a redeemable noncontrolling interest	217,011	—	13,418				13,418		13,418
Contributions from noncontrolling interests (Note 2)							—	14,319	14,319
Shares issued upon delivery of vested restricted stock awards	326,176	—	(14,505)				(14,505)		(14,505)
Shares issued upon exercise of stock options and purchases under employee share purchase plan	32,873	—	(1,491)				(1,491)		(1,491)
Delivery of vested shares, net			5,712		(5,712)		—		—
Deconsolidation of affiliate (Note 2)							—	(14,184)	(14,184)
Amortization of stock-based compensation expense			18,170				18,170		18,170
Redemption value adjustment			561				561		561
Distributions to noncontrolling interests							—	(13,418)	(13,418)
Distributions declared ($2.9392 per share)			1,672	(316,259)	248		(314,339)		(314,339)
Net income				220,043			220,043	6,294	226,337
Other comprehensive loss:
Foreign currency translation adjustments						(43,050)	(43,050)	1,051	(41,999)
Realized and unrealized loss on derivative instruments						(5,982)	(5,982)	(17)	(5,999)
Change in unrealized loss on marketable securities						(3)	(3)		(3)
Balance at September 30, 2016	106,274,673	$106	$4,389,363	$(834,868)	$50,576	$(221,326)	$3,383,851	$128,230	$3,512,081

W. P. Carey 9/30/2016 10-Q – 6

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
Nine Months Ended September 30, 2016 and 2015
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2015	104,040,653	$104	$4,293,450	$(497,730)	$30,624	$(75,559)	$3,750,889	$139,846	$3,890,735
Contributions from noncontrolling interests							—	586	586
Shares issued upon delivery of vested restricted stock awards	308,146	—	(14,695)				(14,695)		(14,695)
Shares issued upon exercise of stock options and purchases under employee share purchase plan	53,412	—	(1,388)				(1,388)		(1,388)
Deferral of vested shares, net			(24,935)		24,935		—		—
Windfall tax benefits - share incentive plans			7,028				7,028		7,028
Amortization of stock-based compensation expense			16,063				16,063		16,063
Redemption value adjustment			(8,551)				(8,551)		(8,551)
Distributions to noncontrolling interests							—	(10,116)	(10,116)
Distributions declared ($2.8615 per share)			5,064	(310,698)	1,836		(303,798)		(303,798)
Net income				121,209			121,209	7,874	129,083
Other comprehensive loss:
Foreign currency translation adjustments						(99,612)	(99,612)	(3,515)	(103,127)
Realized and unrealized gain on derivative instruments						18,488	18,488		18,488
Change in unrealized gain on marketable securities						14	14		14
Balance at September 30, 2015	104,402,211	$104	$4,272,036	$(687,219)	$57,395	$(156,669)	$3,485,647	$134,675	$3,620,322

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2016 10-Q – 7

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows — Operating Activities
Net income	$226,337	$129,083
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	216,002	212,273
Gain on sale of real estate	(68,070)	(2,980)
Impairment charges	49,870	22,711
Distributions of earnings from equity investments	48,303	35,854
Equity in earnings of equity method investments in the Managed Programs and real estate	(48,243)	(38,630)
Management income received in shares of Managed REITs and other	(22,088)	(16,808)
Straight-line rent, amortization of rent-related intangibles, and deferred rental revenue	(20,934)	27,980
Deferred income taxes	(19,094)	(4,537)
Stock-based compensation expense	18,170	16,063
Allowance for credit losses	7,064	—
Realized and unrealized gain on foreign currency transactions, derivatives, extinguishment of debt, and other	(6,921)	(3,368)
Changes in assets and liabilities:
Deferred acquisition revenue received	18,161	20,105
Payments for withholding taxes upon delivery of equity-based awards and exercises of stock options	(15,943)	(16,443)
Increase in structuring revenue receivable	(5,310)	(21,574)
Net changes in other operating assets and liabilities	(15,771)	(28,826)
Net Cash Provided by Operating Activities	361,533	330,903
Cash Flows — Investing Activities
Proceeds from sale of real estate	392,867	28,949
Purchases of real estate	(385,835)	(529,812)
Funding for real estate construction and expansion	(41,874)	(27,976)
Proceeds from repayment of short-term loans to affiliates	37,053	50,000
Funding of short-term loans to affiliates	(20,000)	(155,447)
Deconsolidation of affiliate (Note 2)	(15,408)	—
Investment in assets of affiliate (Note 2)	(14,861)	—
Proceeds from limited partnership units issued by affiliate (Note 2)	14,184	—
Change in investing restricted cash	7,775	24,607
Capital expenditures on owned real estate	(7,104)	(3,416)
Return of capital from equity investments	3,522	5,798
Other investing activities, net	2,223	1,486
Value added taxes refunded in connection with acquisition of real estate	1,037	—
Value added taxes paid in connection with acquisition and construction of real estate	(1,004)	(10,263)
Capital expenditures on corporate assets	(846)	(3,482)
Proceeds from repayments of note receivable	293	10,258
Capital contributions to equity investments in real estate	(6)	(15,903)
Net Cash Used in Investing Activities	(27,984)	(625,201)
Cash Flows — Financing Activities
Repayments of Senior Unsecured Credit Facility	(837,575)	(1,104,522)
Proceeds from Senior Unsecured Credit Facility	720,568	758,665
Proceeds from issuance of Senior Unsecured Notes	348,887	1,022,303
Distributions paid	(310,509)	(302,205)
Prepayments of mortgage principal	(193,030)	(9,678)
Scheduled payments of mortgage principal	(113,420)	(54,422)
Proceeds from shares issued under “at-the-market” offering, net of selling costs	84,093	—
Proceeds from mortgage financing	33,935	22,667
Distributions paid to noncontrolling interests	(13,418)	(10,116)
Payment of financing costs	(2,949)	(10,878)
Change in financing restricted cash	1,051	(10,406)
Proceeds from exercise of stock options and employee purchases under the employee share purchase plan	204	360
Contributions from noncontrolling interests	135	586
Other financing activities, net	(125)	—
Windfall tax benefit associated with stock-based compensation awards	—	7,028
Net Cash (Used in) Provided by Financing Activities	(282,153)	309,382
Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	860	(22,449)
Net increase in cash and cash equivalents	52,256	(7,365)
Cash and cash equivalents, beginning of period	157,227	198,683
Cash and cash equivalents, end of period	$209,483	$191,318

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2016 10-Q – 8

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

Through our TRSs, we also earn revenue as the advisor to publicly owned, non-listed REITs, which are sponsored by us under the Corporate Property Associates, or CPA®, brand name and invest in similar properties. At September 30, 2016, we were the advisor to Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global, and Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global. We refer to CPA®:17 – Global and CPA®:18 – Global together as the CPA® REITs. At September 30, 2016, we were also the advisor to Carey Watermark Investors Incorporated, or CWI 1, and Carey Watermark Investors 2 Incorporated, or CWI 2, two publicly owned, non-listed REITs that invest in lodging and lodging-related properties. We refer to CWI 1 and CWI 2 together as the CWI REITs and, together with the CPA® REITs, as the Managed REITs (Note 3). At September 30, 2016, we also served as the advisor to Carey Credit Income Fund, or CCIF, a business development company, or BDC, and three feeder funds of CCIF, or the CCIF Feeder Funds, which are also BDCs (Note 6). In May 2016, one of the CCIF Feeder Funds, Carey Credit Income Fund 2017 T, filed a registration statement on Form N-2 with the SEC to sell up to 106,382,978 shares of its beneficial interest in an initial public offering, with the proceeds to be invested in shares of CCIF. The registration statement was declared effective by the SEC in October 2016 but fundraising has not yet commenced. We refer to CCIF and the CCIF Feeder Funds collectively as the Managed BDCs. At September 30, 2016, we were also the advisor to Carey European Student Housing Fund I, L.P., or CESH I, a limited partnership we formed for the purpose of developing, owning, and operating student housing properties and similar investments in Europe. We refer to the Managed REITs, Managed BDCs, and CESH I collectively as the Managed Programs.

On May 4, 2016, we filed a registration statement with the SEC for Corporate Property Associates 19 – Global Incorporated, or CPA®:19 – Global, a diversified non-traded REIT, for a capital raise of up to $2.0 billion, which includes $500.0 million of shares allocated to CPA®:19 – Global’s distribution reinvestment plan. CPA®:19 – Global’s registration statement remains subject to review by the SEC and state securities regulators, so there can be no assurances as to whether or when the related offering will commence. Through September 30, 2016, the financial activity of CPA®:19 – Global, which has no significant assets, liabilities, or operations, was included in our consolidated financial statements. We will continue to consolidate the financial activity of CPA®:19 – Global until the point at which it has sufficient equity to finance its operations.

Reportable Segments

Owned Real Estate — We own and invest in commercial properties principally in the United States, Europe, Australia, and Asia that are then leased to companies, primarily on a triple-net lease basis. We have also invested in several operating properties, such as lodging and self-storage properties. We earn lease revenues from our wholly-owned and co-owned real estate investments that we control. In addition, we generate equity income through co-owned real estate investments that we do not control and through our ownership of shares of the Managed Programs (Note 6). Through our special member interests in the operating partnerships of the Managed REITs, we also participate in their cash flows (Note 3). At September 30, 2016, our owned portfolio was comprised of our full or partial ownership interests in 910 properties, totaling approximately 91.8 million square feet, substantially all of which were net leased to 222 tenants, with an occupancy rate of 99.1%.

W. P. Carey 9/30/2016 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

Investment Management — Through TRSs, we structure and negotiate investments and debt placement transactions for the Managed REITs, for which we earn structuring revenue, and manage their portfolios of real estate investments, for which we earn asset management revenue. We earn asset management revenue from CCIF based on the average of its gross assets at fair value. We also earn asset management revenue from CESH I based on gross assets at fair value as determined on the last day of each calendar quarter. We may earn disposition revenue when we negotiate and structure the sale of properties on behalf of the Managed REITs, and we may also earn incentive revenue and receive other compensation through our advisory agreements with certain of the Managed Programs, including in connection with providing liquidity events for the Managed REITs’ stockholders. At September 30, 2016, CPA®:17 – Global and CPA®:18 – Global collectively owned all or a portion of 439 properties, including certain properties in which we have an ownership interest. Substantially all of these properties, totaling approximately 50.1 million square feet, were net leased to 210 tenants, with an average occupancy rate of approximately 99.7%. The Managed REITs and CESH I also had interests in 156 operating properties, totaling approximately 19.6 million square feet, in the aggregate. We continue to explore alternatives for expanding our investment management operations beyond advising the existing Managed Programs. Any such expansion could involve the purchase of properties or other investments as principal, either for our owned portfolio or with the intention of transferring such investments to a newly-created fund. These new funds could invest primarily in assets other than net-lease real estate and could include funds raised through private placements, such as CESH I, or publicly traded vehicles, either in the United States or internationally.

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

Basis of Consolidation

Our consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries and our tenancy-in-common interest as described below. The portions of equity in consolidated subsidiaries that are not attributable, directly or indirectly, to us are presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

On January 1, 2016, we adopted the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Update, or ASU, 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, as described in the Recent Accounting Pronouncements section below, which amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a variable interest entity, or VIE, and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Fixed price purchase and renewal options within a lease, as well as certain decision-making rights within a loan or joint-venture agreement, can cause us to consider an entity a VIE. Limited partnerships and other similar entities that operate as a partnership will be considered a VIE unless the limited partners hold substantive kick-out rights or participation rights. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE, and to

W. P. Carey 9/30/2016 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of the VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We performed this analysis on all of our subsidiary entities following the guidance in ASU 2015-02 to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of this change in guidance, we determined that 13 entities that were previously classified as voting interest entities should now be classified as VIEs as of January 1, 2016 and therefore included in our VIE disclosures. However, there was no change in determining whether or not we consolidate these entities as a result of the new guidance. We elected to retrospectively adopt ASU 2015-02, which resulted in changes to our VIE disclosures within the consolidated balance sheets. There were no other changes to our consolidated balance sheets or results of operations for the periods presented. The liabilities of these VIEs are non-recourse to us and can only be satisfied from each VIE’s respective assets.

At September 30, 2016, we considered 33 entities VIEs, 26 of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in the consolidated balance sheets (in thousands):

	September 30, 2016	December 31, 2015
Net investments in properties	$874,736	$890,454
Net investments in direct financing leases	61,672	61,454
In-place lease and tenant relationship intangible assets, net	206,908	214,924
Above-market rent intangible assets, net	75,570	80,901
Total assets	1,268,451	1,297,276

Non-recourse debt, net	$425,706	$439,285
Total liabilities	570,170	590,596

At September 30, 2016 and December 31, 2015, our seven unconsolidated VIEs included our interests in six unconsolidated real estate investments and one unconsolidated entity among our interests in the Managed Programs, all of which we account for under the equity method of accounting. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence but does not give us power over decisions that significantly affect the economic performance of these entities. As of September 30, 2016 and December 31, 2015, the net carrying amount of our investments in these entities was $153.6 million and $154.8 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

At September 30, 2016, we had an investment in a tenancy-in-common interest in various underlying international properties. Consolidation of this investment is not required as such interest does not qualify as a VIE and does not meet the control requirement for consolidation. Accordingly, we account for this investment using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment provides us with significant influence on the operating and financial decisions of this investment.

At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the jointly-owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits. At September 30, 2016, none of our equity investments had carrying values below zero.

On April 20, 2016, we formed a limited partnership, CESH I, for the purpose of developing, owning, and operating student housing properties and similar investments in Europe. CESH I commenced fundraising in July 2016 through a private placement with an initial offering of $100.0 million and a maximum offering of $150.0 million. Through August 30, 2016, the financial results and balances of CESH I were included in our consolidated financial statements, and we had collected $14.2 million of net proceeds from limited partnership units issued in the private placement offering primarily to independent investors. On August 31, 2016, we determined that CESH I had sufficient equity to finance its operations, and as a result we deconsolidated CESH I and began to account for our interest in it at fair value by electing the equity method fair value option available under U.S. GAAP. As of August 31, 2016, CESH I had assets totaling $30.3 million on our consolidated balance sheet, including $14.9 million in Other assets, net and $15.4 million in Cash and cash equivalents. In connection with the deconsolidation, we recorded offsetting amounts of $14.2 million for the nine months ended September 30, 2016 in

W. P. Carey 9/30/2016 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

Contributions from noncontrolling interests and Deconsolidation of affiliate in the consolidated statements of equity, and in Proceeds from limited partnership units issued by affiliates and Deconsolidation of affiliate in the consolidated statements of cash flows. We recognized a gain on deconsolidation of $1.9 million, which is included in Other income and (expenses) in the consolidated statements of income for the three and nine months ended September 30, 2016. The deconsolidation did not have a material impact on our financial position or results of operations. Following the deconsolidation, we continued to serve as advisor to CESH I (Note 3).

As of September 30, 2016, CPA®:19 – Global had not yet commenced fundraising through its offering. Therefore, we included the financial activity of CPA®:19 – Global in our consolidated financial statements and eliminated all intercompany accounts and transactions in consolidation. For the three and nine months ended September 30, 2016, the consolidated results of operations from CPA®:19 – Global were insignificant. All assets and liabilities of CPA®:19 – Global were insignificant as of September 30, 2016.

Out-of-Period Adjustments

During the second quarter of 2016, we identified and recorded out-of-period adjustments related to adjustments to prior period income tax returns. We concluded that these adjustments were not material to our consolidated financial statements for any of the current or prior periods presented. The net adjustment is reflected as a $3.0 million reduction of our Benefit from income taxes in the consolidated statements of income for the nine months ended September 30, 2016, with a net increase to Accounts payable, accrued expenses and other liabilities and Accumulated other comprehensive loss in the consolidated balance sheet as of September 30, 2016.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

During the year ended December 31, 2015, we determined that our presentation of common shares repurchased should be classified as a reduction to Common stock, for the par amount of the common shares repurchased, Additional paid-in capital, and Distributions in excess of accumulated earnings, and included as shares unissued within the consolidated financial statements. We previously classified common shares repurchased as Treasury stock in the consolidated financial statements. We evaluated the impact of this correction on previously-issued financial statements and concluded that they were not materially misstated. In order to conform previously-issued financial statements to the current period, we elected to revise previously-issued financial statements the next time such financial statements are filed to include the elimination of Treasury stock of $60.9 million, with corresponding reductions of Common stock and Additional paid-in capital of $28.8 million, and Distributions in excess of accumulated earnings of $32.1 million as of September 30, 2015. These revisions resulted in no change in Total equity within the consolidated balance sheet as of September 30, 2015 and the consolidated statement of equity for the nine months ended September 30, 2015. The accompanying consolidated statement of equity for the nine months ended September 30, 2015 has been revised accordingly. The misclassification had no impact on the previously-reported consolidated statements of income, consolidated statements of comprehensive income, or consolidated statements of cash flows.

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

W. P. Carey 9/30/2016 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, but will apply to reimbursed tenant costs and revenues generated from our operating properties and our Investment Management business. Additionally, this guidance modifies disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year, beginning in 2018, with early adoption permitted but not before 2017, the original public company effective date. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). ASU 2015-02 amends the current consolidation guidance, including modification of the guidance for evaluating whether limited partnerships and similar legal entities are VIEs or voting interest entities. The guidance does not amend the existing disclosure requirements for VIEs or voting interest model entities. The guidance, however, modified the requirements to qualify under the voting interest model. Under the revised guidance, ASU 2015-02 requires an entity to classify a limited liability company or a limited partnership as a VIE unless the partnership provides partners with either substantive kick-out rights or substantive participating rights over the managing member or general partner. Please refer to the discussion in the Basis of Consolidation section above.

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

W. P. Carey 9/30/2016 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

early adopt ASU 2016-05 on January 1, 2016 on a prospective basis, and there was no impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323). ASU 2016-07 simplifies the transition to the equity method of accounting. ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. Instead the equity method of accounting will be applied prospectively from the date significant influence is obtained. The new standard should be applied prospectively for investments that qualify for the equity method of accounting in interim and annual periods beginning after December 15, 2016. Early adoption is permitted, and we elected to early adopt this standard as of January 1, 2016. The adoption of this standard had no impact on our consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. ASU 2016-13 introduces a new model for estimating credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. ASU 2016-13 will be effective for public business entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 intends to reduce diversity in practice for certain cash flow classifications, including, but not limited to (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination, (iii) proceeds from the settlement of insurance claims, and (iv) distributions received from equity method investees. ASU 2016-15 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-15 on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. ASU 2016-17 changes how a reporting entity that is a decision maker should consider indirect interests in a VIE held through an entity under common control. If a decision maker must evaluate whether it is the primary beneficiary of a VIE, it will only need to consider its proportionate indirect interest in the VIE held through a common control party. ASU 2016-17 amends ASU 2015-02, which we adopted on January 1, 2016, and which currently directs the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. ASU 2016-17 will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2016-17 on our consolidated financial statements.

Note 3. Agreements and Transactions with Related Parties

Advisory Agreements with the Managed Programs

We have advisory agreements with each of the Managed Programs, pursuant to which we earn fees and are entitled to receive reimbursement for fund management expenses, as well as cash distributions. We also earn fees for serving as the dealer-manager of the offerings of the Managed Programs. The advisory agreements with each of the Managed REITs have terms of one year, may be renewed for successive one-year periods, and are scheduled to expire on December 31, 2016, unless otherwise renewed. The advisory agreement with CCIF, which commenced February 27, 2015, is subject to renewal on or before February 26, 2017. The advisory agreement with CESH I, which commenced June 3, 2016, will continue until terminated pursuant to its terms.

W. P. Carey 9/30/2016 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a summary of revenue earned and/or cash received from the Managed Programs for the periods indicated, included in the consolidated financial statements. Asset management revenue excludes amounts received from third parties (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Asset management revenue	$15,955	$12,981	$45,535	$36,167
Reimbursable costs from affiliates	14,540	11,155	46,372	28,401
Structuring revenue	12,301	8,207	30,990	67,735
Distributions of Available Cash	10,876	10,182	32,018	28,244
Dealer manager fees	1,835	1,124	5,379	2,704
Other advisory revenue	522	—	522	203
Interest income on deferred acquisition fees and loans to affiliates	130	576	492	1,172
	$56,159	$44,225	$161,308	$164,626

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
CPA®:17 – Global	$16,616	$17,654	$51,820	$59,815
CPA®:18 – Global	5,259	12,725	22,851	56,392
CWI 1	7,771	7,581	26,453	36,735
CWI 2	19,924	6,265	49,233	11,684
CCIF	3,388	—	7,750	—
CESH I	3,201	—	3,201	—
	$56,159	$44,225	$161,308	$164,626

The following table presents a summary of amounts included in Due from affiliates in the consolidated financial statements (in thousands):

	September 30, 2016	December 31, 2015
Accounts receivable	$21,903	$15,711
Deferred acquisition fees receivable	20,599	33,386
Reimbursable costs	3,840	5,579
Asset management fees receivable	2,529	2,172
Organization and offering costs	1,809	461
Current acquisition fees receivable	828	4,909
	$51,508	$62,218

W. P. Carey 9/30/2016 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

Asset Management Revenue

Under the advisory agreements with the Managed Programs, we earn asset management revenue for managing their investment portfolios. The following table presents a summary of our asset management fee arrangements with the Managed Programs:

Managed Program	Rate	Payable	Description
CPA®:17 – Global	0.5% - 1.75%	50% in cash and 50% in shares of its common stock	Rate depends on the type of investment and is based on the average market or average equity value, as applicable
CPA®:18 – Global	0.5% - 1.5%	In shares of its class A common stock	Rate depends on the type of investment and is based on the average market or average equity value, as applicable
CWI 1	0.5%	In cash	Rate is based on the average market value of the investment; we are required to pay 20% of the asset management revenue we receive to the subadvisor
CWI 2	0.55%	In shares of its class A common stock	Rate is based on the average market value of the investment; we are required to pay 25% of the asset management revenue we receive to the subadvisor
CCIF	1.75% - 2.00%	In cash	Based on the average of gross assets at fair value; we are required to pay 50% of the asset management revenue we receive to the subadvisor
CESH I	1.0%	In cash	Based on gross assets at fair value

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

W. P. Carey 9/30/2016 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Structuring Revenue

Under the terms of the advisory agreements with the Managed REITs and CESH I, we earn revenue for structuring and negotiating investments and related financing. We do not earn any structuring revenue from the Managed BDCs. The following table presents a summary of our structuring fee arrangements with the Managed REITs and CESH I:

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
Based on the total aggregate cost of the lodging investments made; loan refinancing transactions up to 1% of the principal amount; we are required to pay 20% and 25% to the subadvisor of CWI 1 and CWI 2, respectively; total for each CWI REIT limited to 6% of the contract prices in aggregate

CESH I	2.0%	In cash upon completion	Based on the total aggregate cost of investments made, including the acquisition, development, construction, or re-development of the investments

Reimbursable Costs from Affiliates

The Managed Programs reimburse us for certain costs that we incur on their behalf, which consist primarily of broker-dealer commissions, marketing costs, an annual distribution and shareholder servicing fee, or Shareholder Servicing Fee, and certain personnel and overhead costs, as applicable. The following tables present summaries of such fee arrangements:

Broker-Dealer Selling Commissions

Managed Program	Rate	Payable	Description
CWI 2 Class A Shares	$0.70	In cash upon share settlement; 100% re-allowed to broker-dealers	Per share sold
CPA®:18 – Global Class C Shares	$0.14	In cash upon share settlement; 100% re-allowed to broker-dealers	Per share sold; this offering closed in April 2015
CWI 2 Class T Shares	$0.19	In cash upon share settlement; 100% re-allowed to broker-dealers	Per share sold
CCIF Feeder Funds	0% - 3%	In cash upon share settlement; 100% re-allowed to broker-dealers	Based on the selling price of each share sold
CESH I	Up to 7.0% of gross offering proceeds	In cash upon limited partnership unit settlement; 100% re-allowed to broker-dealers	Based on the selling price of each limited partnership unit sold

W. P. Carey 9/30/2016 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Dealer Manager Fees

Managed Program	Rate	Payable	Description
CWI 2 Class A Shares	$0.30	Per share sold	In cash upon share settlement; a portion may be re-allowed to broker-dealers
CPA®:18 – Global Class C Shares	$0.21	Per share sold	In cash upon share settlement; a portion may be re-allowed to broker-dealers; this offering closed in April 2015
CWI 2 Class T Shares	$0.26	Per share sold	In cash upon share settlement; a portion may be re-allowed to broker-dealers
CCIF Feeder Funds	2.75% - 3.0%	Based on the selling price of each share sold	In cash upon share settlement; a portion may be re-allowed to broker-dealers
CESH I	Up to 3.0% of gross offering proceeds	Per limited partnership unit sold	In cash upon limited partnership unit settlement; a portion may be re-allowed to broker-dealers

Annual Distribution and Shareholder Servicing Fee

Managed Program	Rate	Payable	Description
CPA®:18 – Global Class C Shares	1.0%	Accrued daily and payable quarterly in arrears in cash; a portion may be re-allowed to selected dealers	Based on the purchase price per share sold or, once it was reported, the net asset value per share; cease paying when underwriting compensation from all sources equals 10% of gross offering proceeds
CWI 2 Class T Shares	1.0%	Accrued daily and payable quarterly in arrears in cash; a portion may be re-allowed to selected dealers
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

CWI 1	In cash	Actual expenses incurred; allocated between the CWI REITs based on the percentage of their total pro rata hotel revenues for the most recently completed quarter
CWI 2	In cash	Actual expenses incurred; allocated between the CWI REITs based on the percentage of their total pro rata hotel revenues for the most recently completed quarter
CCIF and CCIF Feeder Funds	In cash	Actual expenses incurred
CESH I	In cash	Actual expenses incurred

W. P. Carey 9/30/2016 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

Organization and Offering Costs

Managed Program	Payable	Description
CWI 2	In cash; within 60 days after the end of the quarter in which the offering terminates	Actual costs incurred from 1.5% through 4.0% of the gross offering proceeds, depending on the amount raised
CCIF and CCIF Feeder Funds	In cash; payable monthly	Up to 1.5% of the gross offering proceeds
CESH I	N/A	In lieu of reimbursing us for organization and offering costs, CESH I will pay us limited partnership units, as described below under Other Advisory Revenue

For CCIF, total reimbursements to us for personnel and overhead costs and organization and offering costs may not exceed 18% of total Front End Fees, as defined in its Declaration of Trust, so that total funds available for investment may not be lower than 82% of total gross proceeds.

Other Advisory Revenue

Under the limited partnership agreement we have with CESH I, we pay all organization and offering costs regarding CESH I, and instead of being reimbursed by CESH I on a dollar-for-dollar basis for those costs, we receive limited partnership units of CESH I equal to 2.5% of its gross offering proceeds. This revenue is included in Other advisory revenue in the consolidated statements of income and totaled $0.5 million for both the three and nine months ended September 30, 2016, representing activity following the deconsolidation of CESH I on August 31, 2016 (Note 2).

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

W. P. Carey 9/30/2016 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

During 2015, various loans aggregating $185.4 million were made to the Managed Programs, all of which were repaid during 2015. All of the loans were made at an interest rate equal to the London Interbank Offered Rate, or LIBOR, as of the issue date, plus 1.1%. During 2015, we arranged credit agreements for each of CPA®:17 – Global, CWI 1, and CCIF, and our board of directors terminated its previous authorizations to provide loans to CPA®:17 – Global and CWI 1. In January 2016, our board of directors terminated its previous authorizations to provide loans to CPA®:18 – Global and CCIF. However, in July 2016, our board of directors approved unsecured loans from us to CPA®:18 – Global of up to $50.0 million, at our sole discretion, with a rate equal to the rate at which we are able to borrow funds under our senior credit facility (Note 10), for the purpose of facilitating investments approved by CPA®:18 – Global’s investment committee. See Note 17, Subsequent Events.

On January 20, 2016, we made a $20.0 million loan to CWI 2, which was repaid in full on February 20, 2016.

In May 2016, we made a total of $17.1 million in loans to CESH I, at an annual interest rate of LIBOR plus 1.1%, which were repaid in full in September 2016, subsequent to the commencement of CESH I’s private placement offering (Note 2).

Other

On February 2, 2016, an entity in which we, one of our employees, and third parties owned 38.3%, 0.5%, and 61.2%, respectively, and which we consolidated, sold a self-storage property (Note 15). In connection with the sale, we made a distribution of $0.1 million to the employee, representing the employee’s share of the net proceeds from the sale.

At September 30, 2016, we owned interests ranging from 3% to 90% in jointly-owned investments, including a jointly-controlled tenancy-in-common interest in several properties, with the remaining interests generally held by affiliates, stock of each of the Managed REITs and CCIF, and limited partnership units of CESH I. We consolidate certain of these investments and account for the remainder either (i) under the equity method of accounting or (ii) at fair value by electing the equity method fair value option available under U.S. GAAP (Note 6).

Note 4. Net Investments in Properties

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, and real estate under construction, is summarized as follows (in thousands):

	September 30, 2016	December 31, 2015
Land	$1,119,158	$1,160,567
Buildings	4,065,395	4,147,644
Real estate under construction	37,433	1,714
Less: Accumulated depreciation	(444,538)	(372,735)
	$4,777,448	$4,937,190

During the nine months ended September 30, 2016, the U.S. dollar strengthened against the British pound sterling, as the end-of-period rate for the U.S. dollar in relation to the British pound sterling at September 30, 2016 decreased by 12.6% to $1.2962 from $1.4833 at December 31, 2015. Additionally, during the same period the U.S. dollar weakened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro increased by 2.5% to $1.1161 from $1.0887. As a result of these fluctuations in foreign exchange rates, the carrying value of our real estate decreased by $1.5 million from December 31, 2015 to September 30, 2016, with the impact of the U.S. dollar strengthening against the British pound sterling more than offsetting the impact of the weakening of the U.S. dollar against the euro.

Depreciation expense for Net investments in properties was $36.5 million and $35.7 million for the three months ended September 30, 2016 and 2015, respectively, and $110.5 million and $105.5 million for the nine months ended September 30, 2016 and 2015, respectively.

W. P. Carey 9/30/2016 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

Acquisitions of Real Estate

During the nine months ended September 30, 2016, we entered into the following investments, which were deemed to be real estate asset acquisitions because we acquired the sellers’ properties and simultaneously entered into new leases in connection with the acquisitions, at a total cost of $385.8 million, including land of $103.7 million, buildings of $213.1 million (including acquisition-related costs of $1.8 million, which were capitalized), and net lease intangibles of $69.0 million (Note 7):

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

Real Estate Under Construction

During the nine months ended September 30, 2016, we capitalized real estate under construction totaling $46.4 million, including accrued costs of $8.6 million, primarily related to construction projects on our properties. Of this total, $14.3 million related to an expansion of one of the three private school campuses that we acquired during the nine months ended September 30, 2016. As of September 30, 2016, we had three construction projects in progress. As of December 31, 2015, we had an outstanding commitment related to a tenant expansion allowance, for which construction had not yet commenced, and no other open construction projects. Aggregate unfunded commitments totaled approximately $119.2 million and $12.2 million as of September 30, 2016 and December 31, 2015, respectively.

Dispositions of Real Estate

During the nine months ended September 30, 2016, we sold eight properties and a parcel of vacant land, excluding the sale of one property that was classified as held for sale as of December 31, 2015, transferred ownership of another property to the related mortgage lender, and disposed of another property through foreclosure (Note 15). As a result, the carrying value of our real estate decreased by $280.5 million from December 31, 2015 to September 30, 2016.

Future Dispositions of Real Estate

During the nine months ended September 30, 2016, two tenants each exercised an option to repurchase their respective properties during 2017 for an aggregate of $21.6 million. At September 30, 2016, the properties had an aggregate asset carrying value of $16.6 million. There is no accounting impact during 2016 related to the exercise of these options.

Operating Real Estate

At September 30, 2016, Operating real estate consisted of our investments in two hotels. At December 31, 2015, Operating real estate consisted of our investments in two hotels and one self-storage property. During the first quarter of 2016, we sold our remaining self-storage property, and as a result, the carrying value of our Operating real estate decreased by $2.3 million from December 31, 2015 to September 30, 2016 (Note 15). Below is a summary of our Operating real estate (in thousands):

	September 30, 2016	December 31, 2015
Land	$6,041	$6,578
Buildings	75,624	76,171
Less: Accumulated depreciation	(11,075)	(8,794)
	$70,590	$73,955

W. P. Carey 9/30/2016 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	September 30, 2016	December 31, 2015
Real estate, net	$117,504	$59,046
Intangible assets and liabilities, net	9,938	—
Goodwill	1,020	—
Assets held for sale, net	$128,462	$59,046

At September 30, 2016, we had 16 properties classified as Assets held for sale, net, including:

•	a portfolio of 14 international properties with a carrying value of $115.4 million. These properties were disposed of subsequent to September 30, 2016 (Note 17); and

•	two international properties with an aggregate carrying value of $13.1 million. These properties were disposed of subsequent to September 30, 2016 (Note 17).

At December 31, 2015, we had two properties classified as Assets held for sale, net, one of which was sold during the nine months ended September 30, 2016 (Note 15).

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

Net Investments in Direct Financing Leases

Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $17.6 million and $18.7 million for the three months ended September 30, 2016 and 2015, respectively, and $53.9 million and $56.1 million for the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016, the U.S. dollar weakened against the euro and strengthened against the British pound sterling, resulting in a $3.1 million increase in the carrying value of Net investments in direct financing leases from December 31, 2015 to September 30, 2016, with the impact of the weakening of the U.S. dollar against the euro more than offsetting the impact of the U.S. dollar strengthening against the British pound sterling. During the nine months ended September 30, 2016, we reclassified 31 properties with a carrying value of $9.7 million from Net investments in direct financing leases to Real estate, at cost, in connection with the extensions of the underlying leases.

Note Receivable

At September 30, 2016 and December 31, 2015, we had a note receivable with an outstanding balance of $10.4 million and $10.7 million, respectively, representing the expected future payments under a sales type lease, which was included in Other assets, net in the consolidated financial statements. Earnings from our note receivable are included in Lease termination income and other in the consolidated financial statements.

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

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. As of September 30, 2016 and December 31, 2015, we had allowances for credit losses of $15.8 million and

W. P. Carey 9/30/2016 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

$8.7 million, respectively, on a single direct financing lease. During the nine months ended September 30, 2016, we increased the allowance by $7.1 million, which was recorded in Property expenses, excluding reimbursable tenant costs in the consolidated financial statements, due to a decline in the estimated amount of future payments we will receive from the tenant, including the possible early termination of the direct financing lease. At both September 30, 2016 and December 31, 2015, none of the balances of our finance receivables were past due. Other than the lease extensions noted under Net Investments in Direct Financing Leases above and the allowance for credit losses discussed above, there were no modifications of finance receivables during the nine months ended September 30, 2016 or the year ended December 31, 2015. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. A credit quality of one through three indicates a range of investment grade to stable. A credit quality of four through five indicates a range of watch list to risk of default. The credit quality evaluation of our finance receivables was last updated in the third quarter of 2016. We believe the credit quality of our deferred acquisition fees receivable falls under category one, as the CPA® REITs are expected to have the available cash to make such payments.

A summary of our finance receivables by internal credit quality rating, excluding our deferred acquisition fees receivable, is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
1 - 3	27	28	$640,359	$657,034
4	6	6	109,092	110,002
5	1	—	1,731	—
			$751,182	$767,036

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

The following table presents Equity in earnings of equity method investments in the Managed Programs and real estate, which represents our proportionate share of the income or losses of these investments, as well as certain adjustments related to amortization of basis differences related to purchase accounting adjustments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Distributions of Available Cash (Note 3)	$10,876	$10,182	$32,018	$28,244
Proportionate share of earnings (losses) from equity investments in the Managed Programs	2,962	(431)	7,396	565
Amortization of basis differences on equity investments in the Managed Programs	(265)	(208)	(756)	(582)
Total equity earnings from the Managed Programs	13,573	9,543	38,658	28,227
Equity earnings from other equity investments	4,197	4,034	12,456	13,188
Amortization of basis differences on other equity investments	(967)	(942)	(2,871)	(2,785)
Equity in earnings of equity method investments in the Managed Programs and real estate	$16,803	$12,635	$48,243	$38,630

Managed Programs

We own interests in the Managed Programs and account for these interests under the equity method because, as their advisor and through our ownership of their common stock, we do not exert control over, but we do have the ability to exercise significant influence on, the Managed Programs. Operating results of the Managed REITs and CESH I are included in the Owned Real Estate segment and operating results of CCIF are included in the Investment Management segment.

W. P. Carey 9/30/2016 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth certain information about our investments in the Managed Programs (dollars in thousands):

	% of Outstanding Interests Owned at		Carrying Amount of Investment at
Fund	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
CPA®:17 – Global	3.358%	3.087%	$98,702	$87,912
CPA®:17 – Global operating partnership	0.009%	0.009%	—	—
CPA®:18 – Global	1.384%	0.735%	16,007	9,279
CPA®:18 – Global operating partnership	0.034%	0.034%	209	209
CWI 1	1.114%	1.131%	11,731	12,619
CWI 1 operating partnership	0.015%	0.015%	—	—
CWI 2	0.633%	0.379%	3,771	949
CWI 2 operating partnership	0.015%	0.015%	300	300
CCIF	16.514%	47.882%	23,083	22,214
CESH I (a)	2.121%	—%	908	—
			$154,711	$133,482
__________

(a)	Investment is accounted for at fair value.

CPA®:17 – Global — The carrying value of our investment in CPA®:17 – Global at September 30, 2016 includes asset management fees receivable, for which 119,368 shares of CPA®:17 – Global common stock were issued during the fourth quarter of 2016. We received distributions from this investment during the nine months ended September 30, 2016 and 2015 of $5.5 million and $4.5 million, respectively. We received distributions from our investment in the CPA®:17 – Global operating partnership during the nine months ended September 30, 2016 and 2015 of $17.8 million and $17.7 million, respectively.

CPA®:18 – Global — The carrying value of our investment in CPA®:18 – Global at September 30, 2016 includes asset management fees receivable, for which 107,154 shares of CPA®:18 – Global class A common stock were issued during the fourth quarter of 2016. We received distributions from this investment during the nine months ended September 30, 2016 and 2015 of $0.6 million and $0.1 million, respectively. We received distributions from our investment in the CPA®:18 – Global operating partnership during the nine months ended September 30, 2016 and 2015 of $5.3 million and $2.3 million, respectively.

CWI 1 — We received distributions from this investment during both the nine months ended September 30, 2016 and 2015 of $0.6 million. We received distributions from our investment in the CWI 1 operating partnership during the nine months ended September 30, 2016 and 2015 of $6.9 million and $6.4 million, respectively.

CWI 2 — The carrying value of our investment in CWI 2 at September 30, 2016 includes asset management fees receivable, for which 46,042 shares of CWI 2 class A common stock were issued during the fourth quarter of 2016. We received distributions from this investment during the nine months ended September 30, 2016 of less than $0.1 million. We did not receive distributions from this investment during the nine months ended September 30, 2015. On March 27, 2015, we purchased a 0.015% special general partnership interest in the CWI 2 operating partnership for $0.3 million. This special general partnership interest entitles us to receive distributions of our proportionate share of earnings up to 10% of the Available Cash from the CWI 2 operating partnership (Note 3). We received distributions from our investment in the CWI 2 operating partnership during the nine months ended September 30, 2016 and 2015 of $2.0 million and $0.2 million, respectively.

CCIF — We received $0.6 million of distributions from our investment in CCIF during the nine months ended September 30, 2016. We did not receive distributions from this investment during the nine months ended September 30, 2015.

CESH I — Under the limited partnership agreement we have with CESH I, we pay all organization and offering costs regarding CESH I, and instead of being reimbursed by CESH I on a dollar-for-dollar basis for those costs, we receive limited partnership units of CESH I equal to 2.5% of its gross offering proceeds (Note 3). We have elected to account for our investment in CESH I at fair value by selecting the equity method fair value option available under U.S. GAAP. We did not receive distributions from this investment during the nine months ended September 30, 2016 or 2015.

W. P. Carey 9/30/2016 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2016 and December 31, 2015, the aggregate unamortized basis differences on our equity investments in the Managed Programs were $30.7 million and $27.4 million, respectively.

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

The following table sets forth our ownership interests in our equity investments in real estate, excluding the Managed Programs, and their respective carrying values (dollars in thousands):

			Carrying Value at
Lessee	Co-owner	Ownership Interest	September 30, 2016	December 31, 2015
The New York Times Company	CPA®:17 – Global	45%	$69,772	$70,976
Frontier Spinning Mills, Inc.	CPA®:17 – Global	40%	24,149	24,288
Beach House JV, LLC (a)	Third Party	N/A	15,105	15,318
Actebis Peacock GmbH (b)	CPA®:17 – Global	30%	11,981	12,186
C1000 Logistiek Vastgoed B.V. (b) (c)	CPA®:17 – Global	15%	9,481	9,381
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (b)	CPA®:17 – Global	33%	9,113	9,507
Wanbishi Archives Co. Ltd. (d)	CPA®:17 – Global	3%	378	335
			$139,979	$141,991
__________

(a)	This investment is a preferred equity position.

(b)	The carrying value of this investment is affected by fluctuations in the exchange rate of the euro.

(c)
This investment represents a tenancy-in-common interest, whereby the property is encumbered by the debt for which we are jointly and severally liable. The co-obligor is CPA®:17 – Global and the amount due under the arrangement was approximately $72.8 million at September 30, 2016. Of this amount, $10.9 million represents the amount we agreed to pay and is included within the carrying value of the investment at September 30, 2016.

(d)	The carrying value of this investment is affected by fluctuations in the exchange rate of the yen.

We received aggregate distributions of $12.4 million and $9.7 million from our other unconsolidated real estate investments for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016 and December 31, 2015, the aggregate unamortized basis differences on our unconsolidated real estate investments were $6.6 million and $6.7 million, respectively.

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

W. P. Carey 9/30/2016 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

In connection with our investment activity during the nine months ended September 30, 2016, we recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
In-place lease	22.2	$68,996

The following table presents a reconciliation of our goodwill (in thousands):

	Owned Real Estate	Investment Management	Total
Balance at January 1, 2016	$618,202	$63,607	$681,809
Allocation of goodwill to the cost basis of properties sold or classified as held for sale	(33,981)	—	(33,981)
Impairment charges (Note 8)	(10,191)	—	(10,191)
Foreign currency translation adjustments	2,668	—	2,668
Balance at September 30, 2016	$576,698	$63,607	$640,305

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Management contracts	$—	$—	$—	$32,765	$(32,765)	$—
Internal-use software development costs	18,517	(4,285)	14,232	18,188	(2,038)	16,150
	18,517	(4,285)	14,232	50,953	(34,803)	16,150
Lease Intangibles:
In-place lease and tenant relationship	1,121,337	(304,186)	817,151	1,205,585	(302,737)	902,848
Above-market rent	603,900	(197,655)	406,245	649,035	(173,963)	475,072
Below-market ground lease	24,597	(1,321)	23,276	25,403	(889)	24,514
	1,749,834	(503,162)	1,246,672	1,880,023	(477,589)	1,402,434
Unamortizable Goodwill and Indefinite-Lived Intangible Assets
Goodwill	640,305	—	640,305	681,809	—	681,809
Trade name	3,975	—	3,975	3,975	—	3,975
Below-market ground lease	917	—	917	895	—	895
	645,197	—	645,197	686,679	—	686,679
Total intangible assets	$2,413,548	$(507,447)	$1,906,101	$2,617,655	$(512,392)	$2,105,263

Amortizable Intangible Liabilities
Below-market rent	$(134,210)	$35,982	$(98,228)	$(171,199)	$44,873	$(126,326)
Above-market ground lease	(13,075)	2,224	(10,851)	(13,052)	1,774	(11,278)
	(147,285)	38,206	(109,079)	(184,251)	46,647	(137,604)
Unamortizable Intangible Liabilities
Below-market purchase option	(16,711)	—	(16,711)	(16,711)	—	(16,711)
Total intangible liabilities	$(163,996)	$38,206	$(125,790)	$(200,962)	$46,647	$(154,315)

W. P. Carey 9/30/2016 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

Net amortization of intangibles, including the effect of foreign currency translation, was $38.1 million and $50.1 million for the three months ended September 30, 2016 and 2015, respectively, and $125.6 million and $136.4 million for the nine months ended September 30, 2016 and 2015, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues; amortization of internal-use software development and in-place lease and tenant relationship intangibles is included in Depreciation and amortization; and amortization of above-market ground lease and below-market ground lease intangibles is included in Property expenses, excluding reimbursable tenant costs.

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

Derivative Assets — Our derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of interest rate caps, stock warrants, foreign currency forward contracts, and foreign currency collars (Note 9). The interest rate caps, foreign currency forward contracts, and foreign currency collars were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. The stock warrants were measured at fair value using valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3 because these assets are not traded in an active market.

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

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the three or nine months ended September 30, 2016 or 2015.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		September 30, 2016		December 31, 2015
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt, net (a) (b) (c)	3	$1,926,331	$1,962,315	$2,269,421	$2,293,542
Senior Unsecured Notes, net (a) (b) (d)	2	1,837,216	1,901,954	1,476,084	1,459,544
Note receivable (c)	3	10,437	10,135	10,689	10,610
__________

W. P. Carey 9/30/2016 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)

(a)
In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net and Senior Unsecured Notes, net as of December 31, 2015 (Note 2). The carrying value of Non-recourse debt, net includes unamortized deferred financing costs of $1.2 million and $1.8 million at September 30, 2016 and December 31, 2015, respectively. The carrying value of Senior Unsecured Notes, net includes unamortized deferred financing costs of $12.6 million and $10.5 million at September 30, 2016 and December 31, 2015, respectively.

(b)
The carrying value of Non-recourse debt, net includes unamortized premium of $0.1 million and $3.8 million at September 30, 2016 and December 31, 2015, respectively. The carrying value of Senior Unsecured Notes, net includes unamortized discount of $8.2 million and $7.8 million at September 30, 2016 and December 31, 2015, respectively.

(c)
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

(d)
We determined the estimated fair value of the Senior Unsecured Notes (Note 10) using quoted market prices in an open market with limited trading volume where available. In cases where there was no trading volume, we determined the estimated fair value using a discounted cash flow model using a rate that reflects the average yield of similar market participants.

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both September 30, 2016 and December 31, 2015.

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

The following table presents information about our assets for which we recorded an impairment charge that were measured at fair value on a non-recurring basis (in thousands):

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges
Real estate	$158,803	$14,441	$46,608	$19,438
		$14,441		$19,438

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges
Real estate	$279,093	$49,870	$52,684	$22,711
		$49,870		$22,711

W. P. Carey 9/30/2016 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)

During the three months ended September 30, 2016, we recognized impairment charges totaling $14.4 million, inclusive of an amount attributable to a noncontrolling interest of $0.6 million, on 18 properties, including a portfolio of 14 properties, in order to reduce the carrying values of the properties to their estimated fair values. The impairment charges recognized on the portfolio of 14 properties were in addition to charges recognized on the portfolio during the six months ended June 30, 2016, as described below, based on the purchase and sale agreement for the portfolio received during the current period. The fair value measurements for the properties approximated their estimated selling prices, less estimated costs to sell. We used available information, including third-party broker information and internal discounted cash flow models (Level 3 inputs), in determining the fair value of these properties. At September 30, 2016, the portfolio of 14 properties was classified as held for sale, and all were sold subsequent to September 30, 2016 (Note 4, Note 17).

During the nine months ended September 30, 2016, we recognized impairment charges totaling $49.9 million, inclusive of an amount attributable to a noncontrolling interest of $0.6 million, on 18 properties in order to reduce the carrying values of the properties to their estimated fair values. In addition to the impairment charges of $14.4 million recognized during the three months ended September 30, 2016, we had recognized impairment charges totaling $35.4 million, including $10.2 million allocated to goodwill, on the portfolio of 14 properties during the six months ended June 30, 2016 in order to reduce the carrying values of the properties to their estimated fair values, at that time. The fair value measurements for the properties approximated their estimated selling prices, less estimated costs to sell. We used available information, including third-party broker information and internal discounted cash flow models (Level 3 inputs), in determining the fair value of these properties.

During the three months ended September 30, 2015, we recognized impairment charges totaling $19.4 million on four properties in order to reduce the carrying values of the properties to their estimated fair values. The fair value measurements for two of the properties approximated their estimated selling prices; therefore, we recognized impairment charges totaling $3.8 million on these properties. At September 30, 2016, one of these properties was classified as held for sale and disposed of subsequent to September 30, 2016 (Note 4, Note 17). We reduced the estimated holding period for another property due to the expected termination of its related lease within one year after September 30, 2015 and recognized an impairment charge of $8.7 million on the property. The fair value measurement related to the impairment charge was determined by estimating discounted cash flows using three significant unobservable inputs: the cash flow discount rate of 9.25%, the residual discount rate of 9.75%, and the residual capitalization rate 8.5%. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement. The building located on the remaining property was demolished in connection with the redevelopment of the property, which commenced in December 2015, and the fair value of the building was reduced to zero. We recognized an impairment charge of $6.9 million on this property.

During the nine months ended September 30, 2015, we recognized impairment charges totaling $22.7 million on six properties and a parcel of vacant land in order to reduce the carrying values of the properties to their estimated fair values. In addition to the impairment charges of $19.4 million recognized on four properties during the three months ended September 30, 2015, as described above, we recognized impairment charges totaling $3.3 million on two properties and the parcel of vacant land, since their fair value measurements approximated their estimated selling prices. These two properties were sold during 2015 and the parcel of vacant land was sold during the nine months ended September 30, 2016.

Note 9. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are four main components of economic risk that impact us: interest rate risk, credit risk, market risk, and foreign currency risk. We are primarily subject to interest rate risk on our interest-bearing liabilities, including our Senior Unsecured Credit Facility and Senior Unsecured Notes (Note 10). Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, as well as changes in the value of our other securities and the shares we hold in the Managed Programs due to changes in interest rates or other market factors. We own investments in Europe, Asia, Australia, Canada, and Mexico and are subject to risks associated with fluctuating foreign currency exchange rates.

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

W. P. Carey 9/30/2016 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)

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

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Foreign currency forward contracts	Other assets, net	$28,094	$38,975	$—	$—
Foreign currency collars	Other assets, net	11,500	7,718	—	—
Interest rate caps	Other assets, net	26	—	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(5,881)	(4,762)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(160)	—
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	3,752	3,618	—	—
Interest rate swaps (a)	Other assets, net	—	9	—	—
Interest rate swaps (a)	Accounts payable, accrued expenses and other liabilities	—	—	(16)	(2,612)
Total derivatives		$43,372	$50,320	$(6,057)	$(7,374)
__________

(a)	These interest rate swaps do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the underlying variable-rate debt.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both September 30, 2016 and December 31, 2015, no cash collateral had been posted nor received for any of our derivative positions.

W. P. Carey 9/30/2016 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive (Loss) Income (Effective Portion) (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2016	2015	2016	2015
Foreign currency forward contracts	$(3,622)	$1,056	$(7,830)	$15,109
Interest rate swaps	961	(1,776)	(1,536)	(1,620)
Foreign currency collars	(439)	2,028	3,618	4,094
Interest rate caps	(29)	2	(21)	3
Derivatives in Net Investment Hedging Relationships (b)
Foreign currency forward contracts	(2,200)	5,105	(3,357)	8,411
Total	$(5,329)	$6,415	$(9,126)	$25,997

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss) (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Foreign currency forward contracts	Other income and (expenses)	$1,773	$1,642	$5,163	$5,371
Foreign currency collars	Other income and (expenses)	654	—	1,259	357
Interest rate swaps and caps	Interest expense	(512)	(672)	(1,578)	(1,890)
Total		$1,915	$970	$4,844	$3,838
__________

(a)
Excludes net gains of less than $0.1 million and net losses of less than $0.1 million recognized on unconsolidated jointly-owned investments for the three months ended September 30, 2016 and 2015, respectively, and net losses of $0.2 million and net gains of $0.9 million for the nine months ended September 30, 2016 and 2015, respectively.

(b)
The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive loss until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

W. P. Carey 9/30/2016 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)

Amounts reported in Other comprehensive loss related to interest rate swaps will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive loss related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. As of September 30, 2016, we estimate that an additional $0.9 million and $9.7 million will be reclassified as interest expense and other income, respectively, during the next 12 months.

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Interest rate swaps	Other income and (expenses)	$401	$1,013	$2,656	$3,097
Stock warrants	Other income and (expenses)	335	—	134	134
Foreign currency collars	Other income and (expenses)	78	238	257	243
Foreign currency forward contracts	Other income and (expenses)	—	52	—	(296)
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps (a)	Interest expense	165	140	428	476
Foreign currency forward contracts	Other income and (expenses)	(55)	68	86	71
Foreign currency collars	Other income and (expenses)	(26)	41	12	64
Total		$898	$1,552	$3,573	$3,789
__________

(a)	Relates to the ineffective portion of the hedging relationship.

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

W. P. Carey 9/30/2016 10-Q – 32

Notes to Consolidated Financial Statements (Unaudited)

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at September 30, 2016 are summarized as follows (currency in thousands):

	Number of Instruments	Notional Amount		Fair Value at September 30, 2016 (a)
Interest Rate Derivatives
Designated as Cash Flow Hedging Instruments
Interest rate swaps	13	119,157	USD	$(5,454)
Interest rate swap	1	5,928	EUR	(427)
Interest rate caps	2	68,810	EUR	26
Not Designated as Cash Flow Hedging Instruments
Interest rate swap (b)	1	3,028	USD	(16)
				$(5,871)
__________

(a)	Fair value amounts are based on the exchange rate of the euro at September 30, 2016, as applicable.

(b)	This interest rate swap does not qualify for hedge accounting; however, it does protect against fluctuations in interest rates related to the underlying variable-rate debt.

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

The following table presents the foreign currency derivative contracts we had outstanding at September 30, 2016, which were designated as cash flow hedges (currency in thousands):

	Number of Instruments	Notional Amount		Fair Value at September 30, 2016
Foreign Currency Derivatives
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	40	106,066	EUR	$21,148
Foreign currency collars	16	40,950	GBP	9,374
Foreign currency collars	16	68,275	EUR	1,966
Foreign currency forward contracts	9	4,820	GBP	1,260
Foreign currency forward contracts	13	16,436	AUD	1,076
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	4	79,658	AUD	4,610
				$39,434

W. P. Carey 9/30/2016 10-Q – 33

Notes to Consolidated Financial Statements (Unaudited)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of September 30, 2016. At September 30, 2016, our total credit exposure and the maximum exposure to any single counterparty was $20.0 million and $14.1 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At September 30, 2016, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $6.3 million and $8.2 million at September 30, 2016 and December 31, 2015, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at September 30, 2016 or December 31, 2015, we could have been required to settle our obligations under these agreements at their aggregate termination value of $6.7 million and $8.3 million, respectively.

Net Investment Hedges

At September 30, 2016 and December 31, 2015, the amounts borrowed in euro outstanding under our Revolver (Note 10) were €339.0 million and €361.0 million, respectively. Additionally, we have issued euro-denominated senior notes with a principal amount of €500.0 million (Note 10), which we refer to as the 2% Senior Euro Notes. These borrowings are designated as, and are effective as, economic hedges of our net investments in foreign entities. Variability in the exchange rates of the foreign currencies with respect to the U.S. dollar impacts our financial results as the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of changes in the foreign currencies to U.S. dollar exchange rates being recorded in Other comprehensive loss as part of the cumulative foreign currency translation adjustment. As a result, the borrowings in euro under our Revolver are recorded at cost in the consolidated financial statements and all changes in the value related to changes in the spot rates will be reported in the same manner as a translation adjustment, which is recorded in Other comprehensive loss as part of the cumulative foreign currency translation adjustment.

At September 30, 2016, we had foreign currency forward contracts that were designated as net investment hedges, as discussed in “Derivative Financial Instruments” above.

Note 10. Debt

Senior Unsecured Credit Facility

As of September 30, 2016, we had a senior credit facility that provided for a $1.5 billion unsecured revolving credit facility, or our Revolver, and a $250.0 million term loan facility, or our Term Loan Facility, which we refer to collectively as the Senior Unsecured Credit Facility. The Senior Unsecured Credit Facility also contains a $500.0 million accordion feature that, if exercised, subject to lender commitments, would allow us to increase our maximum borrowing capacity under our Revolver from $1.5 billion to $2.0 billion and under the Senior Unsecured Credit Facility in the aggregate to $2.25 billion. At September 30, 2016, the Senior Unsecured Credit Facility also permitted (i) up to $750.0 million under our Revolver to be borrowed in certain currencies other than the U.S. dollar, (ii) swing line loans up to $50.0 million under our Revolver, and (iii) the issuance of letters of credit under our Revolver in an aggregate amount not to exceed $50.0 million. The Senior Unsecured Credit Facility is being used for working capital needs, to refinance our existing indebtedness, for new investments, and for other general corporate purposes.

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

At September 30, 2016, our Revolver had unused capacity of $1.1 billion, excluding amounts reserved for outstanding letters of credit. As of September 30, 2016, our lenders had issued letters of credit totaling $0.6 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under our Revolver by the same amount. We also incur a facility fee of 0.20% of the total commitment on our Revolver. On January 29, 2016, we exercised an option to extend our Term Loan Facility by an additional year to January 31, 2017. We have options to extend the maturity dates of the Revolver and Term Loan Facility by another year, subject to the conditions provided in the Second Amended and Restated Credit Agreement dated January 31, 2014, as amended, or the Credit Agreement.

W. P. Carey 9/30/2016 10-Q – 34

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of our Senior Unsecured Credit Facility (dollars in millions):

	Interest Rate at September 30, 2016 (a)		Principal Outstanding Balance at
Senior Unsecured Credit Facility		Maturity Date	September 30, 2016	December 31, 2015
Revolver:
Revolver - borrowing in euros (b)	EURIBOR + 1.10%	1/31/2018	$378.4	$393.0
Revolver - borrowing in U.S. dollars	N/A	1/31/2018	—	92.0
			378.4	485.0
Term Loan Facility (c)	LIBOR + 1.25%	1/31/2017	250.0	250.0
			$628.4	$735.0
__________

(a)	Interest rate at September 30, 2016 is based on our credit rating of BBB/Baa2.

(b)	EURIBOR means Euro Interbank Offered Rate.

(c)	Balance excludes unamortized deferred financing costs of $0.1 million and $0.3 million at September 30, 2016 and December 31, 2015, respectively (Note 2).

Senior Unsecured Notes

As of September 30, 2016, we have senior unsecured notes outstanding with an aggregate principal balance outstanding of $1.9 billion. We refer to these notes collectively as the Senior Unsecured Notes. On September 12, 2016, we issued $350.0 million of 4.25% Senior Notes, at a price of 99.682% of par value, in a registered public offering. These 4.25% Senior Notes have a ten-year term and are scheduled to mature on October 1, 2026.

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

				Original Issue Discount	Effective Interest Rate			Principal Outstanding Balance at
Senior Unsecured Notes, net (a)	Issue Date	Principal Amount	Price of Par Value			Coupon Rate	Maturity Date	September 30, 2016	December 31, 2015
2.0% Senior Euro Notes	1/21/2015	€500.0	99.220%	$4.6	2.107%	2.0%	1/20/2023	$558.1	$544.4
4.6% Senior Notes	3/14/2014	$500.0	99.639%	$1.8	4.645%	4.6%	4/1/2024	500.0	500.0
4.0% Senior Notes	1/26/2015	$450.0	99.372%	$2.8	4.077%	4.0%	2/3/2025	450.0	450.0
4.25% Senior Notes	9/12/2016	$350.0	99.682%	$1.1	4.290%	4.25%	10/1/2026	350.0	—
								$1,858.1	$1,494.4
__________

(a)
Aggregate balance excludes unamortized deferred financing costs totaling $12.7 million and $10.5 million (Note 2), and unamortized discount totaling $8.2 million and $7.8 million, at September 30, 2016 and December 31, 2015, respectively.

Proceeds from the issuances of these notes were used primarily to partially pay down the amounts then outstanding under our Revolver. In connection with the offerings of the 2.0% Senior Euro Notes and 4.0% Senior Notes, we incurred financing costs totaling $7.8 million during the nine months ended September 30, 2015, and in connection with the offering of the 4.25% Senior Notes, we incurred financing costs totaling $3.1 million during the nine months ended September 30, 2016, all of which are included in Senior unsecured notes, net in the consolidated financial statements in accordance with our adoption of ASU 2015-03 (Note 2), and are being amortized to Interest expense over the respective terms of the Senior Unsecured Notes.

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

W. P. Carey 9/30/2016 10-Q – 35

Notes to Consolidated Financial Statements (Unaudited)

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

The Credit Agreement stipulates several financial covenants that require us to maintain certain ratios and benchmarks at the end of each quarter, as defined in the Credit Agreement. We were in compliance with all of these covenants at September 30, 2016.

Non-Recourse Debt

At September 30, 2016, our mortgage notes payable bore interest at fixed annual rates ranging from 2.0% to 7.8% and variable contractual annual rates ranging from 0.7% to 6.9%, with maturity dates ranging from October 2016 to June 2027.

During the nine months ended September 30, 2016, we prepaid 15 non-recourse mortgage loans totaling $193.0 million, including a mortgage loan of $50.8 million encumbering a property held for sale as of June 30, 2016. This property was sold in August 2016 (Note 15). In addition, we made a balloon payment at maturity on a non-recourse mortgage loan of $18.5 million during this period. In connection with these payments, during the nine months ended September 30, 2016 we recognized a loss on extinguishment of debt of $3.9 million, which was included in Other income and (expenses) in the consolidated financial statements.

On July 29, 2016, a jointly-owned investment with CPA®:17 – Global, which we consolidate, refinanced a non-recourse mortgage loan that had an outstanding balance of $33.8 million with new financing of $34.6 million, inclusive of the amount attributable to a noncontrolling interest of $17.0 million. The previous loan had an interest rate of 5.9% and a maturity date of July 31, 2016. The new loan has a rate of EURIBOR plus a 3.3% margin and a term of five years.

Foreign Currency Exchange Rate Impact

During the nine months ended September 30, 2016, the U.S. dollar weakened against the euro and strengthened against the British pound sterling, resulting in an aggregate increase of $42.1 million in the aggregate carrying values of our Non-recourse debt, net, Senior Unsecured Credit Facility - Revolver, and Senior unsecured notes, net from December 31, 2015 to September 30, 2016, with the impact of the weakening of the U.S. dollar against the euro more than offsetting the impact of the U.S. dollar strengthening against the British pound sterling.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter through 2027 are as follows (in thousands):

Years Ending December 31,	Total (a)
2016 (remainder)	$94,036
2017	878,564
2018	649,558
2019	99,962
2020	219,767
Thereafter through 2027	2,471,905
4,413,792
Deferred financing costs (b)	(13,879)
Unamortized discount, net (c)	(8,093)
Total	$4,391,820
__________

W. P. Carey 9/30/2016 10-Q – 36

Notes to Consolidated Financial Statements (Unaudited)

(a)	Certain amounts are based on the applicable foreign currency exchange rate at September 30, 2016.

(b)
In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net, Senior Unsecured Notes, net, and Senior Unsecured Credit Facility - Term Loan, net as of December 31, 2015 (Note 2).

(c)
Represents the unamortized discount on the Senior Unsecured Notes of $8.2 million, partially offset by unamortized premium of $0.1 million in the aggregate resulting from the assumption of property-level debt in connection with the CPA®:15 Merger and CPA®:16 Merger (Note 1).

Note 11. Commitments and Contingencies

At September 30, 2016, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 12. Restructuring and Other Compensation

In connection with the resignation of our then-Chief Executive Officer, Trevor P. Bond, we and Mr. Bond entered into a letter agreement, dated February 10, 2016. Under the terms of the agreement, subject to certain conditions, Mr. Bond will be entitled to receive the severance benefits provided for in his employment agreement and, subject to satisfaction of applicable performance conditions and proration, vesting of his outstanding unvested performance stock units, or PSUs, in accordance with their terms. In addition, the portion of his previously-granted restricted stock units, or RSUs, that were scheduled to vest on February 15, 2016, which would have been forfeited upon separation pursuant to their terms, were allowed to vest on that date. In connection with the separation agreement, we recorded $5.1 million of severance-related expenses during the nine months ended September 30, 2016, which are included in Restructuring and other compensation in the consolidated financial statements.

In February 2016, we entered into an agreement with Catherine D. Rice, our former Chief Financial Officer, in connection with the termination of her employment, which provides for the continued vesting of her outstanding RSUs and PSUs pursuant to their terms as though her employment had continued through their respective vesting dates. In connection with the modification of these award terms, we recorded incremental stock-based compensation expense of $2.4 million during the nine months ended September 30, 2016, which is included in Restructuring and other compensation in the consolidated financial statements.

In March 2016, as part of a cost savings initiative, we undertook a reduction in force, or RIF, and realigned and consolidated certain positions within the company, resulting in employee headcount reductions. As a result of these reductions in headcount and the separations described above, during the nine months ended September 30, 2016, we recorded $8.2 million of severance and benefits, $3.2 million of stock-based compensation, and $0.5 million of other related costs, which are all included in Restructuring and other compensation in the consolidated financial statements.

As of September 30, 2016, the accrued liability for these severance obligations was $4.3 million and is included within Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

Note 13. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain several stock-based compensation plans, which are more fully described in the 2015 Annual Report. There have been no significant changes to the terms and conditions of any of our stock-based compensation plans or arrangements during the nine months ended September 30, 2016. During the nine months ended September 30, 2016 and 2015, we recorded stock-based compensation expense of $18.2 million and $16.1 million, respectively, of which $3.2 million was included in Restructuring and other compensation for the nine months ended September 30, 2016 (Note 12).

W. P. Carey 9/30/2016 10-Q – 37

Notes to Consolidated Financial Statements (Unaudited)

Restricted and Conditional Awards

Nonvested restricted stock awards, or RSAs, RSUs, and PSUs at September 30, 2016 and changes during the nine months ended September 30, 2016 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2016	356,771	$64.09	340,358	$52.26
Granted (a)	277,813	58.27	200,005	73.18
Vested (b)	(214,682)	61.22	(180,683)	80.22
Forfeited	(44,514)	62.08	(35,241)	75.33
Adjustment (c)	—	—	41,097	93.23
Nonvested at September 30, 2016 (d)	375,388	$61.66	365,536	$72.52
__________

(a)
The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant. The grant date fair value of PSUs were determined utilizing a Monte Carlo simulation model to generate a range of possible future stock prices for both us and the plan defined peer index over the three-year performance period. To estimate the fair value of PSUs granted during the nine months ended September 30, 2016, we used risk-free interest rates ranging from 0.9% - 1.1% and expected volatility rates ranging from 18.2% - 19.1% (the plan defined peer index assumes a range of 15.0% - 15.6%) and assumed a dividend yield of zero.

(b)
The total fair value of shares vested during the nine months ended September 30, 2016 was $27.6 million. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date, pursuant to previously-made deferral elections. At September 30, 2016 and December 31, 2015, we had an obligation to issue 1,219,502 and 1,395,907 shares, respectively, of our common stock underlying such deferred awards, which is recorded within W. P. Carey stockholders’ equity as a Deferred compensation obligation of $50.6 million and $56.0 million, respectively.

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

(d)	At September 30, 2016, total unrecognized compensation expense related to these awards was approximately $27.3 million, with an aggregate weighted-average remaining term of 2.1 years.

During the three and nine months ended September 30, 2016, 6,396 and 103,694 stock options, respectively, were exercised with an aggregate intrinsic value of $0.2 million and $3.5 million, respectively. At September 30, 2016, there were 154,831 stock options outstanding, of which 144,573 were exercisable.

W. P. Carey 9/30/2016 10-Q – 38

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to W. P. Carey	$110,943	$21,745	$220,043	$121,209
Allocation of distribution equivalents paid on nonvested RSUs and RSAs in excess of income	(386)	(73)	(766)	(408)
Net income – basic and diluted	$110,557	$21,672	$219,277	$120,801

Weighted-average shares outstanding – basic	107,221,668	105,813,237	106,493,145	105,627,423
Effect of dilutive securities	246,361	523,803	360,029	830,072
Weighted-average shares outstanding – diluted	107,468,029	106,337,040	106,853,174	106,457,495

For the three and nine months ended September 30, 2016 and 2015, there were no potentially dilutive securities excluded from the computation of diluted earnings per share.

At-The-Market Equity Offering Program

On June 3, 2015, we filed a prospectus supplement with the SEC pursuant to which we may offer and sell shares of our common stock, up to an aggregate gross sales price of $400.0 million, through an “at-the-market,” or ATM, offering program with a consortium of banks as sales agents. During the three and nine months ended September 30, 2016, we issued 968,535 and 1,249,836 shares, respectively, of our common stock under the ATM program at a weighted-average price of $68.54 and $68.52 per share, respectively, for net proceeds of $65.4 million and $84.4 million, respectively. As of September 30, 2016, $314.4 million remained available for issuance under our ATM program.

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

W. P. Carey 9/30/2016 10-Q – 39

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a reconciliation of redeemable noncontrolling interest (in thousands):

	Nine Months Ended September 30,
	2016	2015
Beginning balance	$14,944	$6,071
Distributions	(13,418)	—
Redemption value adjustment	(561)	8,551
Ending balance	$965	$14,622

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended September 30, 2016
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Beginning balance	$34,744	$(240,985)	$40	$(206,201)
Other comprehensive loss before reclassifications	(1,178)	(11,824)	(7)	(13,009)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	512	—	—	512
Other income and (expenses)	(2,427)	—	—	(2,427)
Total	(1,915)	—	—	(1,915)
Net current period other comprehensive loss	(3,093)	(11,824)	(7)	(14,924)
Net current period other comprehensive gain attributable to noncontrolling interests	17	(218)	—	(201)
Ending balance	$31,668	$(253,027)	$33	$(221,326)

	Three Months Ended September 30, 2015
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Beginning balance	$30,796	$(151,608)	$35	$(120,777)
Other comprehensive loss before reclassifications	2,259	(37,138)	—	(34,879)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	672	—	—	672
Other income and (expenses)	(1,642)	—	—	(1,642)
Total	(970)	—	—	(970)
Net current period other comprehensive loss	1,289	(37,138)	—	(35,849)
Net current period other comprehensive gain attributable to noncontrolling interests	—	(43)	—	(43)
Ending balance	$32,085	$(188,789)	$35	$(156,669)

W. P. Carey 9/30/2016 10-Q – 40

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2016
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Beginning balance	$37,650	$(209,977)	$36	$(172,291)
Other comprehensive loss before reclassifications	(1,155)	(41,999)	(3)	(43,157)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	1,578	—	—	1,578
Other income and (expenses)	(6,422)	—	—	(6,422)
Total	(4,844)	—	—	(4,844)
Net current period other comprehensive loss	(5,999)	(41,999)	(3)	(48,001)
Net current period other comprehensive gain attributable to noncontrolling interests	17	(1,051)	—	(1,034)
Ending balance	$31,668	$(253,027)	$33	$(221,326)

	Nine Months Ended September 30, 2015
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Beginning balance	$13,597	$(89,177)	$21	$(75,559)
Other comprehensive loss before reclassifications	22,326	(103,127)	14	(80,787)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	1,890	—	—	1,890
Other income and (expenses)	(5,728)	—	—	(5,728)
Total	(3,838)	—	—	(3,838)
Net current period other comprehensive loss	18,488	(103,127)	14	(84,625)
Net current period other comprehensive loss attributable to noncontrolling interests	—	3,515	—	3,515
Ending balance	$32,085	$(188,789)	$35	$(156,669)

Distributions Declared

During the third quarter of 2016, we declared a quarterly distribution of $0.9850 per share, which was paid on October 14, 2016 to stockholders of record on October 3, 2016, in the aggregate amount of $106.5 million.

During the nine months ended September 30, 2016, we declared distributions totaling $2.9392 per share in the aggregate amount of $315.4 million.

Note 14. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually and intend to do so for the tax year ending December 31, 2016. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and nine months ended September 30, 2016 and 2015.

Certain of our subsidiaries have elected TRS status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. We also own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries.

W. P. Carey 9/30/2016 10-Q – 41

Notes to Consolidated Financial Statements (Unaudited)

The accompanying consolidated financial statements include an interim tax provision for our TRSs and foreign subsidiaries, as necessary, for the three and nine months ended September 30, 2016 and 2015. Current income tax expense was $4.8 million for both the three months ended September 30, 2016 and 2015, and $14.7 million and $24.9 million for the nine months ended September 30, 2016 and 2015, respectively.

During the second quarter of 2016, we identified and recorded out-of-period adjustments related to adjustments to prior period income tax returns. This adjustment is reflected as a $3.0 million reduction of our Benefit from income taxes in the consolidated statements of income for the nine months ended September 30, 2016 (Note 2), and is included in current income tax expense for the nine months ended September 30, 2016.

Our TRSs and foreign subsidiaries are subject to U.S. federal, state, and foreign income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that more likely than not we will not realize the deferred tax asset based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. Deferred tax assets (net of valuation allowance) and liabilities for our TRSs and foreign subsidiaries were recorded, as necessary, as of September 30, 2016 and December 31, 2015. The majority of our deferred tax assets relate to the timing difference between the financial reporting basis and tax basis for stock based compensation expense. The majority of our deferred tax liabilities relate to differences between the tax basis and financial reporting basis of the assets acquired in acquisitions treated as business combinations under GAAP and in which the tax basis of such assets was not stepped up to fair value for income tax purposes. Provision for income taxes included deferred income tax benefits of $1.6 million and $1.4 million for the three months ended September 30, 2016 and 2015, respectively, and $19.2 million and $4.5 million for the nine months ended September 30, 2016 and 2015, respectively.

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

The results of operations for properties that have been sold or classified as held for sale are included in the consolidated financial statements and are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$16,242	$21,292	$90,264	$63,880
Expenses	(1,872)	(13,733)	(40,330)	(39,128)
Gain on sale of real estate, net of tax	48,929	1,779	67,873	2,980
Impairment charges	(5,524)	(1,389)	(40,952)	(4,071)
(Loss) gain on extinguishment of debt	(2,058)	2,281	(3,999)	2,281
Benefit from (provision for) income taxes	836	(1,050)	11,260	(3,121)
Income from properties sold or classified as held for sale, net of income taxes (a)	$56,553	$9,180	$84,116	$22,821
__________

(a)
Amounts included net income attributable to noncontrolling interests of $1.5 million and $2.0 million for the nine months ended September 30, 2016 and 2015, respectively. We did not recognize net income attributable to noncontrolling interests for the three months ended September 30, 2016 and 2015.

W. P. Carey 9/30/2016 10-Q – 42

Notes to Consolidated Financial Statements (Unaudited)

2016 — During the three and nine months ended September 30, 2016, we sold three properties, and ten properties and a parcel of vacant land, respectively, for total proceeds of $192.0 million and $392.6 million, respectively, net of selling costs, and recognized a net gain on these sales of $37.4 million and $39.9 million, respectively, inclusive of amounts attributable to noncontrolling interests of $0.9 million for the nine months ended September 30, 2016. In April 2016, we transferred ownership of a vacant international property and the related non-recourse mortgage loan, which had a carrying value of $39.8 million and an outstanding balance of $60.9 million, respectively, on the date of transfer, to the mortgage lender, resulting in a net gain of $16.4 million. In addition, in July 2016, a vacant domestic property with an asset carrying value of $13.7 million, which was encumbered by a $27.0 million mortgage loan, was foreclosed upon by the mortgage lender, resulting in a net gain of $11.6 million.

In connection with those sales that constituted businesses, during the nine months ended September 30, 2016 we allocated goodwill totaling $32.9 million to the cost basis of the properties for our Owned Real Estate segment based on the relative fair value at the time of the sale (Note 7). At September 30, 2016, we had 16 properties classified as assets held for sale (Note 4). During the three and nine months ended September 30, 2016, we recognized impairment charges totaling $5.5 million and $41.0 million, respectively, on a portfolio of 14 of these properties (Note 8).

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

2015 — During the nine months ended September 30, 2015, we sold 11 properties for total proceeds of $28.8 million, net of selling costs, and we recognized a net gain on these sales of $2.4 million. In addition, during July 2015, a domestic vacant property was foreclosed upon and sold for $1.4 million. We recognized a gain on sale of $0.6 million in connection with that disposition. In connection with those sales that constituted a business, during the nine months ended September 30, 2015 we allocated goodwill totaling $1.1 million to the cost basis of the properties, for our Owned Real Estate segment, based on the relative fair value at the time of the sale (Note 7).

W. P. Carey 9/30/2016 10-Q – 43

Notes to Consolidated Financial Statements (Unaudited)

Note 16. Segment Reporting

We evaluate our results from operations through our two major business segments — Owned Real Estate and Investment Management (Note 1). The following tables present a summary of comparative results and assets for these business segments (in thousands):

Owned Real Estate

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Lease revenues	$163,786	$164,741	$506,358	$487,480
Operating property revenues	8,524	8,107	23,696	23,645
Reimbursable tenant costs	6,537	5,340	19,237	17,409
Lease termination income and other	1,224	2,988	34,603	9,319
	180,071	181,176	583,894	537,853

Operating Expenses
Depreciation and amortization	61,740	74,529	210,557	203,048
Impairment charges	14,441	19,438	49,870	22,711
Property expenses, excluding reimbursable tenant costs	10,193	11,120	38,475	31,504
General and administrative	7,453	10,239	25,653	37,124
Reimbursable tenant costs	6,537	5,340	19,237	17,409
Stock-based compensation expense	1,572	1,468	4,316	5,943
Property acquisition and other expenses	—	3,642	2,975	11,213
Restructuring and other compensation	—	—	4,413	—
	101,936	125,776	355,496	328,952
Other Income and Expenses
Interest expense	(44,349)	(49,683)	(139,496)	(145,325)
Equity in earnings of equity method investments in the Managed REITs and real estate	15,705	13,575	46,771	39,408
Other income and (expenses)	3,244	6,588	7,681	9,545
	(25,400)	(29,520)	(85,044)	(96,372)
Income before income taxes and gain on sale of real estate	52,735	25,880	143,354	112,529
(Provision for) benefit from income taxes	(530)	(5,247)	6,792	(7,820)
Income before gain on sale of real estate	52,205	20,633	150,146	104,709
Gain on sale of real estate, net of tax	49,126	1,779	68,070	2,980
Net Income from Owned Real Estate	101,331	22,412	218,216	107,689
Net income attributable to noncontrolling interests	(1,359)	(1,814)	(6,294)	(5,871)
Net Income from Owned Real Estate Attributable to W. P. Carey	$99,972	$20,598	$211,922	$101,818

W. P. Carey 9/30/2016 10-Q – 44

Notes to Consolidated Financial Statements (Unaudited)

Investment Management

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Asset management revenue	$15,978	$13,004	$45,596	$36,236
Reimbursable costs from affiliates	14,540	11,155	46,372	28,401
Structuring revenue	12,301	8,207	30,990	67,735
Dealer manager fees	1,835	1,124	5,379	2,704
Other advisory revenue	522	—	522	203
	45,176	33,490	128,859	135,279
Operating Expenses
Reimbursable costs from affiliates	14,540	11,155	46,372	28,401
General and administrative	8,280	12,603	32,469	41,863
Subadvisor fees	4,842	1,748	10,010	8,555
Dealer manager fees and expenses	3,028	3,185	9,000	7,884
Stock-based compensation expense	2,784	2,498	10,648	10,120
Depreciation and amortization	1,062	983	3,278	3,031
Property acquisition and other expenses	—	1,118	2,384	1,120
Restructuring and other compensation	—	—	7,512	—
	34,536	33,290	121,673	100,974
Other Income and Expenses
Equity in earnings (losses) of equity method investment in CCIF	1,098	(940)	1,472	(778)
Other income and (expenses)	1,857	20	1,717	399
	2,955	(920)	3,189	(379)
Income (loss) before income taxes	13,595	(720)	10,375	33,926
(Provision for) benefit from income taxes	(2,624)	1,886	(2,254)	(12,532)
Net Income from Investment Management	10,971	1,166	8,121	21,394
Net income attributable to noncontrolling interests	—	(19)	—	(2,003)
Net Income from Investment Management Attributable to W. P. Carey	$10,971	$1,147	$8,121	$19,391

Total Company

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$225,247	$214,666	$712,753	$673,132
Operating expenses	136,472	159,066	477,169	429,926
Other income and (expenses)	(22,445)	(30,440)	(81,855)	(96,751)
(Provision for) benefit from income taxes	(3,154)	(3,361)	4,538	(20,352)
Gain on sale of real estate, net of tax	49,126	1,779	68,070	2,980
Net income attributable to noncontrolling interests	(1,359)	(1,833)	(6,294)	(7,874)
Net income attributable to W. P. Carey	$110,943	$21,745	$220,043	$121,209

W. P. Carey 9/30/2016 10-Q – 45

Notes to Consolidated Financial Statements (Unaudited)

	Total Long-Lived Assets at (a)		Total Assets at
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015 (b)
Owned Real Estate	$5,988,852	$6,079,803	$8,266,929	$8,537,544
Investment Management	23,083	22,214	201,356	204,545
Total Company	$6,011,935	$6,102,017	$8,468,285	$8,742,089
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

Note 17. Subsequent Events

Dispositions

In October 2016, we sold 16 international properties, including 15 international properties that were held for sale at September 30, 2016 (Note 4), for gross proceeds of $132.3 million. At closing, we repaid the mortgage loans encumbering the properties with an aggregate principal balance of $40.7 million.

In addition, on October 13, 2016, we transferred ownership of an international property and the related non-recourse mortgage loan to the mortgage lender. The property was held for sale at September 30, 2016 (Note 4). At the date of the transfer, the property had an asset carrying value of $3.4 million and the related non-recourse mortgage loan had an outstanding balance of $4.5 million.

Loan to Affiliate

On October 31, 2016, we made a $27.5 million loan to CPA®:18 – Global at an annual interest rate of LIBOR plus 1.1% with a scheduled maturity date of October 31, 2017 for the purpose of facilitating an investment approved by CPA®:18 – Global’s investment committee (Note 3).

Mortgage Loan Repayments

On November 1, 2016, we repaid four non-recourse mortgage loans with an aggregate principal balance of $30.1 million.

W. P. Carey 9/30/2016 10-Q – 46

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. The discussion also provides information about the financial results of the segments of our business to provide a better understanding of how these segments and their results affect our financial condition and results of operations. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2015 Annual Report and subsequent reports filed under the Securities Exchange Act of 1934.

Business Overview

As described in more detail in Item 1 of the 2015 Annual Report, we provide long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and, as of September 30, 2016, manage a global investment portfolio of 1,369 properties, including 910 net-leased properties and two operating properties within our owned real estate portfolio. Our business operates in two segments – Owned Real Estate and Investment Management.

Significant Developments

Management Changes

On September 21, 2016, we announced that Mr. Mark A. Alexander, age 58, and Mr. Chris Niehaus, age 57, were appointed to our board of directors. We also announced the retirement of two directors, Mr. Robert Mittelstaedt, Jr., age 73, and Dr. Karsten von Köller, age 76, from the board, effective as of the same date.

On September 22, 2016, we announced that Mr. Hisham A. Kader resigned as our Chief Financial Officer. Ms. ToniAnn Sanzone, our Chief Accounting Officer, was appointed interim Chief Financial Officer, having served as Chief Accounting Officer since 2015. Ms. Sanzone joined us in 2013 as Controller. We have engaged a recruiting firm in our search for a successor Chief Financial Officer.

On October 5, 2016, we announced that Mr. Arjun Mahalingam was appointed Chief Accounting Officer, succeeding Ms. Sanzone in that role. Mr. Mahalingam joined us in 2013 and has served as our Controller since 2015.

Issuance of Senior Unsecured Notes

On September 12, 2016, we issued $350.0 million of 4.25% Senior Notes, at a price of 99.682% of par value, in a registered public offering. These 4.25% Senior Notes have a ten-year term and are scheduled to mature on October 1, 2026 (Note 10).

At-The-Market Equity Offering Program

During the three and nine months ended September 30, 2016, we issued 968,535 and 1,249,836 shares, respectively, of our common stock under the ATM program at a weighted-average price of $68.54 and $68.52 per share, respectively, for net proceeds of $65.4 million and $84.4 million, respectively (Note 13). As of September 30, 2016, $314.4 million remained available for issuance under our ATM program.

Foreign Currency Fluctuation

We own investments outside the United States, primarily in Europe, Australia, and Asia, and as a result, are subject to risk from exchange rate fluctuations in various foreign currencies, primarily the euro, and to a lesser extent the British pound sterling. The average exchange rate of the U.S. dollar in relation to the euro did not substantially change during the three and nine months ended September 30, 2016 as compared to the same periods in 2015. The average exchange rate of the U.S. dollar in relation to the British pound sterling decreased by approximately 15.2% and 9.0% during the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, primarily as a result of the referendum held in June 2016 in which voters in the United Kingdom approved an exit from the European Union, known as Brexit. In October 2016, an announcement by the Prime Minister of the United Kingdom that the formal withdrawal process would be triggered by the first quarter of 2017 resulted in a decrease in the exchange rate between the U.S. dollar and the British pound sterling.

W. P. Carey 9/30/2016 10-Q – 47

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

Financial Update

Our results for the three and nine months ended September 30, 2016 as compared to the same periods in 2015 included the following significant items:

•
Properties acquired or placed into service in 2015 and 2016 generated increases in lease revenues and Property level contribution of $11.1 million and $6.2 million, respectively, for the three months ended September 30, 2016 as compared to the same period in 2015, and by $30.8 million and $16.2 million, respectively, for the nine months ended September 30, 2016 as compared to the same period in 2015;

•
We recognized an aggregate gain on sale of real estate of $49.1 million and $68.1 million during the three and nine months ended September 30, 2016, respectively, in connection with the disposition of properties (Note 15);

•	We recognized lease termination income of $32.2 million related to a property sold during the nine months ended September 30, 2016 (Note 15);

•
Interest expense decreased by $5.3 million and $5.8 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, primarily due to a lower weighted-average interest rate on our debt during the current year periods as a result of paying off certain non-recourse mortgage loans with our Revolver, which bears interest at a lower rate than our mortgage loans (Note 10);

•
Structuring revenue decreased by $36.7 million for the nine months ended September 30, 2016 as compared to the same period in 2015 due to lower investment volume for the Managed REITs during the current year period;

•
Asset management revenue increased by $3.0 million and $9.4 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, primarily as a result of the growth in assets under management for the Managed Programs;

•	We incurred $11.9 million of Restructuring and other compensation expenses during the nine months ended September 30, 2016 resulting from the RIF and other employee severance arrangements (Note 12);

•
General and administrative expenses decreased by $7.1 million and $20.9 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, due to lower commissions to investment officers resulting from lower investment volume and lower compensation and professional fees resulting from the RIF and other cost savings initiatives;

•	We recognized impairment charges on real estate assets totaling $14.4 million and $49.9 million during the three and nine months ended September 30, 2016, respectively (Note 8); and

•	We provided an allowance for credit losses of $7.1 million on a direct financing lease during the nine months ended September 30, 2016 (Note 5).

W. P. Carey 9/30/2016 10-Q – 48

(in thousands, except shares)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Real estate revenues	$180,071	$181,176	$583,894	$537,853
Reimbursable tenant costs	6,537	5,340	19,237	17,409
Real estate revenues (excluding reimbursable tenant costs)	173,534	175,836	564,657	520,444

Investment management revenues	45,176	33,490	128,859	135,279
Reimbursable costs	14,540	11,155	46,372	28,401
Investment management revenues (excluding reimbursable costs from affiliates)	30,636	22,335	82,487	106,878

Total revenues	225,247	214,666	712,753	673,132
Total reimbursable costs	21,077	16,495	65,609	45,810
Total revenues (excluding reimbursable costs)	204,170	198,171	647,144	627,322

Net income from Owned Real Estate attributable to W. P. Carey	99,972	20,598	211,922	101,818
Net income from Investment Management attributable to W. P. Carey	10,971	1,147	8,121	19,391
Net income attributable to W. P. Carey	110,943	21,745	220,043	121,209

Cash distributions paid	104,587	101,290	310,509	302,205

Net cash provided by operating activities			361,533	330,903
Net cash used in by investing activities			(27,984)	(625,201)
Net cash (used in) provided by financing activities			(282,153)	309,382

Supplemental financial measures:
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Owned Real Estate (a)	131,492	121,880	391,244	364,410
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Investment Management (a)	12,979	4,768	24,929	31,240
Adjusted funds from operations attributable to W. P. Carey (AFFO) (a)	144,471	126,648	416,173	395,650

Diluted weighted-average shares outstanding	107,468,029	106,337,040	106,853,174	106,457,495
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

Consolidated Results

Revenues and Net Income Attributable to W. P. Carey

Total revenues increased for the three months ended September 30, 2016 as compared to the same period in 2015, primarily due to higher revenues within our Investment Management segment, partially offset by lower revenues within our Owned Real Estate segment. Investment Management revenue increased primarily as a result of an increase in structuring revenue due to higher investment volume for the Managed REITs during the current year period and an increase in asset management revenue, primarily as a result of growth in assets under management for the Managed Programs. The decrease in revenues within our

W. P. Carey 9/30/2016 10-Q – 49

Owned Real Estate segment was primarily due to lower lease termination income during the current year period and lower lease revenue due to dispositions of properties since September 30, 2015.

Total revenues increased for the nine months ended September 30, 2016 as compared to the same period in 2015, primarily due to higher revenues within our Owned Real Estate segment, partially offset by lower revenues within our Investment Management segment. The growth in revenues within our Owned Real Estate segment was generated substantially from lease termination income related to a domestic property sold during the nine months ended September 30, 2016 (Note 15), as well as from new acquisitions in 2015 and 2016. Investment Management revenue declined primarily as a result of a decrease in structuring revenue due to lower investment volume for the Managed REITs during the current year period, partially offset by an increase in asset management revenue.

Net income attributable to W. P. Carey increased for the three and nine months ended September 30, 2016 as compared to the same periods in 2015, primarily due to the aggregate gain on sale of real estate recognized during the current year periods (Note 15), an overall decline in general and administrative expenses, decreases in interest expense due to a lower weighted-average interest rate on our debt during the current year periods, and the increases in total revenues described above. The increases in Net income attributable to W. P. Carey for the nine months ended September 30, 2016 as compared to the same period in 2015 were partially offset by impairment charges and other compensation-related expenses resulting from the RIF and employment severance arrangements recognized during the current year period. These drivers also resulted in a decline in income taxes, generating an income tax benefit in the current year period as compared to an income tax expense in the prior year period.

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased for the nine months ended September 30, 2016 as compared to the same period in 2015, primarily due to the lease termination income received in connection with the sale of a property during the nine months ended September 30, 2016, an increase in operating cash flow generated from new acquisitions in 2015 and 2016, and higher Distributions of Available Cash received from the Managed REITs, partially offset by a decrease in structuring revenue received in cash from the Managed REITs due to lower investment volume during the current year period.

AFFO

AFFO increased for the three and nine months ended September 30, 2016 as compared to the same periods in 2015, primarily due to the increases in total revenues described above, higher Distributions of Available Cash received from the Managed REITs, lower general and administrative expenses, and lower interest expense, as well as a decrease in current income tax expense for the nine months ended September 30, 2016 as compared to the same period in 2015.

Distributions

Our cash distributions totaled $2.9188 per share during the nine months ended September 30, 2016, comprised of three quarterly cash distributions of $0.9646, $0.9742, and $0.9800 per share paid on January 15, April 15, and July 15, 2016, respectively. In addition, during the third quarter of 2016, our board of directors declared a quarterly distribution of $0.9850 per share, or $3.94 on an annualized basis, which was paid on October 14, 2016 to stockholders of record on October 3, 2016.

Owned Real Estate

Acquisitions

During the nine months ended September 30, 2016, we acquired two investments totaling $385.8 million, with an additional commitment for $128.1 million of build-to-suit financing (Note 4), which included:

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

W. P. Carey 9/30/2016 10-Q – 50

Dispositions

During the nine months ended September 30, 2016, we sold ten properties and a parcel of vacant land from our Owned Real Estate portfolio for total proceeds of $392.6 million, net of selling costs, and recorded a net gain on sale of real estate of $39.9 million, inclusive of amounts attributable to noncontrolling interests of $0.9 million. In connection with the sale of one of these properties, we recognized $32.2 million of lease termination income during the nine months ended September 30, 2016. We transferred ownership of a vacant international property and the related non-recourse mortgage loan, which had a carrying value of $39.8 million and an outstanding balance of $60.9 million, respectively, on the date of transfer, to the mortgage lender, resulting in a net gain of $16.4 million. In addition, in July 2016, a vacant domestic property with an asset carrying value of $13.7 million, which was encumbered by a $27.0 million mortgage loan, was foreclosed upon by the mortgage lender, resulting in a net gain of $11.6 million (Note 15).

Financing Transactions

During the nine months ended September 30, 2016, we entered into the following financing transactions (Note 10):

•
On September 12, 2016, we issued $350.0 million of 4.25% Senior Notes, at a price of 99.682% of par value, in a registered public offering. These 4.25% Senior Notes have a ten-year term and are scheduled to mature on October 1, 2026.

•
On July 29, 2016, a jointly-owned investment with CPA®:17 – Global, which we consolidate, refinanced a non-recourse mortgage loan that had an outstanding balance of $33.8 million with new financing of $34.6 million, inclusive of the amount attributable to a noncontrolling interest of $17.0 million. The previous loan had an interest rate of 5.9% and a maturity date of July 31, 2016. The new loan has a rate of EURIBOR plus a 3.3% margin and a term of five years.

During the nine months ended September 30, 2016, we prepaid 15 non-recourse mortgage loans totaling $193.0 million, including a mortgage loan of $50.8 million encumbering a property that was sold in August 2016 (Note 15). In addition, we made a balloon payment at maturity on a non-recourse mortgage loan of $18.5 million during this period. In connection with these payments, during the nine months ended September 30, 2016 we recognized a loss on extinguishment of debt of $3.9 million, which was included in Other income and (expenses) in the consolidated financial statements.

Composition

As of September 30, 2016, our Owned Real Estate portfolio consisted of 910 net-lease properties, comprising 91.8 million square feet leased to 222 tenants, and two hotels, which are classified as operating properties. As of that date, the weighted-average lease term of the net-lease portfolio was 9.4 years and the occupancy rate was 99.1%.

Investment Management

During the nine months ended September 30, 2016, we managed CPA®:17 – Global, CPA®:18 – Global, CWI 1, CWI 2, CCIF, and CESH I. As of September 30, 2016, these Managed Programs had total assets under management of approximately $12.2 billion.

Investment Transactions

During the nine months ended September 30, 2016, we structured new investments totaling $1.0 billion on behalf of the Managed REITs and CESH I, on which we earned $31.0 million in structuring revenue.

•	We structured investments in five domestic hotels for $646.2 million, inclusive of acquisition-related costs, on behalf of CWI 2.

•
We structured investments in nine properties for an aggregate of $156.8 million, inclusive of acquisition-related costs, on behalf of CPA®:18 – Global. Approximately $81.2 million was invested internationally and $75.6 million was invested in the United States.

•	We structured investments in two domestic hotels and a property adjacent to one of these hotels for an aggregate of $108.6 million, inclusive of acquisition-related costs, on behalf of CWI 1.

•
We structured investments in 16 properties and a build-to-suit expansion on an existing property for an aggregate of $105.5 million, inclusive of acquisition-related costs, on behalf of CPA®:17 – Global. Approximately $95.9 million was invested in the United States and $9.6 million was invested internationally.

W. P. Carey 9/30/2016 10-Q – 51

•	We structured one investment in an international property for $30.6 million, inclusive of acquisition-related costs, on behalf of CESH I.

Financing Transactions

During the nine months ended September 30, 2016, we arranged financing totaling $387.6 million for CWI 2, $324.8 million for CWI 1, $222.2 million for CPA®:17 – Global, and $145.7 million for CPA®:18 – Global.

Investor Capital Inflows

•
CWI 2 commenced its initial public offering in the first quarter of 2015 and began to admit new stockholders on May 15, 2015. Through September 30, 2016, CWI 2 had raised approximately $535.8 million through its offering, of which $288.8 million was raised during the nine months ended September 30, 2016. We earned $3.6 million in Dealer manager fees during the nine months ended September 30, 2016 related to this offering.

•
Two of the CCIF Feeder Funds commenced their respective initial public offerings in the third quarter of 2015 and invest the proceeds that they raise in the master fund, CCIF. Through September 30, 2016, these funds have invested $91.2 million in CCIF, of which $89.2 million was invested during the nine months ended September 30, 2016. We earned $1.3 million in Dealer manager fees during the nine months ended September 30, 2016 related to this offering.

•
In May 2016, a new feeder fund of CCIF, Carey Credit Income Fund 2017 T, filed a registration statement on Form N-2 with the SEC to sell up to 106,382,978 shares of common stock and intends to invest the net proceeds from the public offering in CCIF. The registration statement was declared effective by the SEC in October 2016 but fundraising has not yet commenced.

•	CESH I commenced its private placement offering in July 2016. We earned $0.4 million in Dealer manager fees during the nine months ended September 30, 2016 related to this offering.

W. P. Carey 9/30/2016 10-Q – 52

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

Portfolio Summary

	September 30, 2016	December 31, 2015
Number of net-leased properties	910	869
Number of operating properties (a)	2	3
Number of tenants (net-leased properties)	222	222
Total square footage (net-leased properties, in thousands)	91,842	90,120
Occupancy (net-leased properties)	99.1%	98.8%
Weighted-average lease term (net-leased properties, in years)	9.4	9.0
Number of countries	19	19
Total assets (consolidated basis, in thousands)	$8,468,285	$8,742,089
Net investments in real estate (consolidated basis, in thousands)	5,717,245	5,826,544

	Nine Months Ended September 30,
	2016	2015
Financing obtained — consolidated (in millions) (b)	$384.6	$1,541.7
Financing obtained — pro rata (in millions) (b)	367.6	1,541.7
Acquisition volume (in millions, pro rata amount equals consolidated amount) (c)	385.8	543.3
Average U.S. dollar/euro exchange rate	1.1161	1.1148
Average U.S. dollar/British pound sterling exchange rate (d)	1.3939	1.5324
Change in the U.S. CPI (e)	2.1%	1.3%
Change in the German CPI (e)	0.7%	0.3%
Change in the French CPI (e)	0.3%	0.1%
Change in the Finnish CPI (e)	0.6%	(0.1)%
Change in the Spanish CPI (e)	(0.5)%	(0.7)%

__________

(a)
At September 30, 2016, operating properties consisted of two hotel properties with an average occupancy of 84.0% for the nine months ended September 30, 2016. During the nine months ended September 30, 2016, we sold our remaining self-storage property (Note 15).

(b)
Both the consolidated and pro rata amounts for the nine months ended September 30, 2016 include the issuance of $350.0 million of 4.25% Senior Notes in September 2016. The consolidated amount for the nine months ended September 30, 2016 includes the refinancing of a non-recourse mortgage loan for $34.6 million, while the pro rata amount for the nine months ended September 30, 2016 includes our proportionate share of the refinancing of $17.6 million. The amount for the nine months ended September 30, 2015 represents the exercise of the accordion feature under our Senior Unsecured Credit Facility in January 2015, which increased our borrowing capacity under our Revolver by $500.0 million, and the issuances of the €500.0 million 2.0% Senior Euro Notes and $450.0 million 4.0% Senior Notes in January 2015 (Note 10).

(c)
For the nine months ended September 30, 2016, amount excludes a commitment for $128.1 million of build-to-suit financing (Note 4). For the nine months ended September 30, 2015, amount includes acquisition-related costs for business combinations, which were expensed in the consolidated financial statements.

(d)
The average exchange rate for the U.S. dollar in relation to the British pound sterling decreased by 9.0% during the nine months ended September 30, 2016 as compared to the same period in 2015, resulting in a negative impact on earnings in 2016 from our British pound sterling-denominated investments.

(e)	Many of our lease agreements include contractual increases indexed to changes in the U.S. Consumer Price Index, or CPI, or similar indices in the jurisdictions in which the properties are located.

W. P. Carey 9/30/2016 10-Q – 53

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at September 30, 2016 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(in thousands, except percentages)

Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	Number of Properties	ABR	ABR Percent
Hellweg Die Profi-Baumärkte GmbH & Co. KG (a)	Retail	Retail Stores	Germany	53	$33,902	4.9%
U-Haul Moving Partners Inc. and Mercury Partners, LP	Self Storage	Cargo Transportation, Consumer Services	Various U.S.	78	31,853	4.7%
State of Andalucia (a)	Office	Sovereign and Public Finance	Spain	70	26,739	3.9%
Carrefour France SAS (a) (b)	Retail, Warehouse	Retail Stores	France	15	26,634	3.9%
Pendragon Plc (a)	Retail	Retail Stores, Consumer Services	United Kingdom	73	21,327	3.1%
Marriott Corporation	Hotel	Hotel, Gaming and Leisure	Various U.S.	18	19,774	2.9%
Forterra Building Products (a) (c)	Industrial	Construction and Building	Various U.S. and Canada	49	17,034	2.5%
True Value Company	Warehouse	Retail Stores	Various U.S.	7	15,372	2.2%
OBI Group (a)	Office, Retail	Retail Stores	Poland	18	15,220	2.2%
UTI Holdings, Inc.	Education Facility	Consumer Services	Various U.S.	5	14,285	2.1%
Total				386	$222,140	32.4%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

(b)	At September 30, 2016, all 15 properties were classified as held for sale. Subsequent to September 30, 2016, we sold all 15 properties (Note 17).

(c)	Of the 49 properties leased to Forterra Building Products, 43 are located in the United States and six are located in Canada.

W. P. Carey 9/30/2016 10-Q – 54

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	Percent	Square Footage	Percent
United States
South
Texas	$57,016	8.3%	8,113	8.8%
Florida	27,934	4.1%	2,600	2.8%
Georgia	19,049	2.8%	2,928	3.2%
Tennessee	12,701	1.9%	1,915	2.1%
Other (a)	9,586	1.4%	1,987	2.2%
Total South	126,286	18.5%	17,543	19.1%

East
North Carolina	19,630	2.9%	4,518	4.9%
New Jersey	19,125	2.8%	1,232	1.3%
Pennsylvania	18,513	2.7%	2,526	2.8%
New York	18,055	2.6%	1,178	1.3%
Massachusetts	14,816	2.2%	1,390	1.5%
Virginia	8,040	1.2%	1,093	1.2%
Other (a)	23,211	3.4%	4,741	5.2%
Total East	121,390	17.8%	16,678	18.2%

West
California	42,003	6.1%	3,303	3.6%
Arizona	26,362	3.8%	3,049	3.3%
Colorado	10,710	1.6%	1,268	1.4%
Other (a)	25,008	3.6%	3,282	3.6%
Total West	104,083	15.1%	10,902	11.9%

Midwest
Illinois	20,990	3.1%	3,246	3.5%
Michigan	11,743	1.7%	1,380	1.5%
Indiana	9,163	1.3%	1,418	1.6%
Ohio	8,376	1.2%	1,911	2.1%
Missouri	7,091	1.0%	1,305	1.4%
Minnesota	6,856	1.0%	811	0.9%
Other (a)	17,047	2.5%	3,233	3.5%
Total Midwest	81,266	11.8%	13,304	14.5%
United States Total	433,025	63.2%	58,427	63.7%

International
Germany	59,991	8.7%	7,131	7.8%
France	41,962	6.1%	7,619	8.3%
United Kingdom	33,395	4.9%	2,681	2.9%
Spain	28,326	4.1%	2,927	3.2%
Finland	19,807	2.9%	1,588	1.7%
Poland	17,113	2.5%	2,189	2.4%
The Netherlands	14,466	2.1%	2,233	2.4%
Australia	11,500	1.7%	3,160	3.4%
Other (b)	25,724	3.8%	3,887	4.2%
International Total	252,284	36.8%	33,415	36.3%

Total (c)	$685,309	100.0%	91,842	100.0%

W. P. Carey 9/30/2016 10-Q – 55

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	Percent	Square Footage	Percent
Industrial	$189,918	27.8%	38,035	41.4%
Office	171,066	25.0%	11,634	12.7%
Warehouse	119,947	17.5%	24,399	26.5%
Retail	106,732	15.5%	9,906	10.8%
Self Storage	31,853	4.6%	3,535	3.9%
Other (d)	65,793	9.6%	4,333	4.7%
Total (c)	$685,309	100.0%	91,842	100.0%
__________

(a)
Other properties within South include assets in Louisiana, Alabama, Arkansas, Mississippi, and Oklahoma. Other properties within East include assets in Connecticut, South Carolina, Kentucky, Maryland, New Hampshire, and West Virginia. Other properties within West include assets in Alaska, Montana, New Mexico, Nevada, Oregon, Utah, Washington, and Wyoming. Other properties within Midwest include assets in Kansas, Wisconsin, Nebraska, Iowa, North Dakota, and South Dakota.

(b)	Includes assets in Norway, Austria, Hungary, Thailand, Sweden, Canada, Belgium, Malaysia, Mexico, and Japan.

(c)	Includes square footage for any vacant properties.

(d)	Includes ABR from tenants within the following property types: education facility, hotel, theater, sports facility, and residential.

W. P. Carey 9/30/2016 10-Q – 56

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	Percent	Square Footage	Percent
Retail Stores (a)	$140,153	20.4%	20,630	22.5%
Consumer Services	68,894	10.1%	5,565	6.0%
Sovereign and Public Finance	40,006	5.8%	3,408	3.7%
Automotive	39,513	5.8%	6,599	7.2%
Construction and Building	37,289	5.4%	8,086	8.8%
Hotel, Gaming and Leisure	34,065	5.0%	2,254	2.4%
High Tech Industries	33,600	4.9%	2,905	3.2%
Beverage, Food and Tobacco	29,524	4.3%	6,680	7.3%
Cargo Transportation	29,336	4.3%	4,229	4.6%
Media: Advertising, Printing and Publishing	27,750	4.0%	1,695	1.8%
Healthcare and Pharmaceuticals	27,699	4.0%	1,988	2.2%
Capital Equipment	26,897	3.9%	4,932	5.4%
Containers, Packaging and Glass	26,715	3.9%	5,325	5.8%
Wholesale	14,554	2.1%	2,806	3.1%
Business Services	12,068	1.8%	1,730	1.9%
Durable Consumer Goods	11,089	1.6%	2,485	2.7%
Grocery	10,897	1.6%	1,260	1.4%
Aerospace and Defense	10,675	1.6%	1,183	1.3%
Chemicals, Plastics and Rubber	9,568	1.4%	1,088	1.2%
Metals and Mining	9,350	1.4%	1,413	1.5%
Oil and Gas	8,402	1.2%	368	0.4%
Telecommunications	8,001	1.2%	582	0.6%
Non-Durable Consumer Goods	7,836	1.1%	1,883	2.1%
Banking	7,334	1.1%	596	0.6%
Other (b)	14,094	2.1%	2,152	2.3%
Total	$685,309	100.0%	91,842	100.0%
__________

(a)	Includes automotive dealerships.

(b)
Includes ABR from tenants in the following industries: insurance; electricity; media: broadcasting and subscription; forest products and paper; environmental industries; and consumer transportation. Also includes square footage for vacant properties.

W. P. Carey 9/30/2016 10-Q – 57

Lease Expirations
(in thousands, except percentages and number of leases)

Year of Lease Expiration (a)	Number of Leases Expiring	ABR	Percent	Square Footage	Percent
Remaining 2016 (b) (c)	5	$8,751	1.3%	749	0.8%
2017	12	9,662	1.4%	1,790	1.9%
2018 (c)	24	36,819	5.4%	7,043	7.7%
2019 (c)	25	33,069	4.8%	3,893	4.2%
2020	25	36,504	5.3%	3,552	3.9%
2021	81	42,107	6.1%	6,639	7.2%
2022	38	66,221	9.7%	8,674	9.4%
2023	16	37,613	5.5%	5,071	5.5%
2024 (c)	45	93,435	13.6%	11,726	12.8%
2025	44	33,147	4.8%	3,645	4.0%
2026	23	21,006	3.1%	3,118	3.4%
2027	27	44,726	6.5%	6,911	7.5%
2028	8	18,232	2.7%	2,128	2.3%
2029	11	19,449	2.8%	2,897	3.2%
Thereafter	93	184,568	27.0%	23,201	25.3%
Vacant	—	—	—%	805	0.9%
Total	477	$685,309	100.0%	91,842	100.0%
__________

(a)	Assumes tenant does not exercise renewal option.

(b)	Two month-to-month leases with ABR totaling $0.3 million are included in 2016 ABR.

(c)
For these periods, includes ABR totaling $26.6 million from a tenant in 15 properties that were held for sale as of September 30, 2016, including $23.8 million from leases expiring in 2018. The properties were sold subsequent to September 30, 2016 (Note 17).

Terms and Definitions

Pro Rata Metrics —The portfolio information above contains certain metrics prepared under the pro rata consolidation method. We refer to these metrics as pro rata metrics. We have a number of investments, usually with our affiliates, in which our economic ownership is less than 100%. Under the full consolidation method, we report 100% of the assets, liabilities, revenues, and expenses of those investments that are deemed to be under our control or for which we are deemed to be the primary beneficiary, even if our ownership is less than 100%. Also, for all other jointly-owned investments, which we do not control, we report our net investment and our net income or loss from that investment. Under the pro rata consolidation method, we present our proportionate share, based on our economic ownership of these jointly-owned investments, of the portfolio metrics of those investments.

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of the date of this Report. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

W. P. Carey 9/30/2016 10-Q – 58

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

Owned Real Estate

The following table presents the comparative results of our Owned Real Estate segment (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Revenues
Lease revenues	$163,786	$164,741	$(955)	$506,358	$487,480	$18,878
Operating property revenues	8,524	8,107	417	23,696	23,645	51
Reimbursable tenant costs	6,537	5,340	1,197	19,237	17,409	1,828
Lease termination income and other	1,224	2,988	(1,764)	34,603	9,319	25,284
	180,071	181,176	(1,105)	583,894	537,853	46,041
Operating Expenses
Depreciation and amortization:
Net-leased properties	60,365	73,233	(12,868)	206,468	199,242	7,226
Operating properties	1,071	1,073	(2)	3,174	3,143	31
Corporate depreciation and amortization	304	223	81	915	663	252
	61,740	74,529	(12,789)	210,557	203,048	7,509
Property expenses:
Reimbursable tenant costs	6,537	5,340	1,197	19,237	17,409	1,828
Operating property expenses	5,611	5,419	192	17,117	16,847	270
Net-leased properties	4,582	5,701	(1,119)	21,358	14,657	6,701
	16,730	16,460	270	57,712	48,913	8,799
Impairment charges	14,441	19,438	(4,997)	49,870	22,711	27,159
General and administrative	7,453	10,239	(2,786)	25,653	37,124	(11,471)
Stock-based compensation expense	1,572	1,468	104	4,316	5,943	(1,627)
Property acquisition and other expenses	—	3,642	(3,642)	2,975	11,213	(8,238)
Restructuring and other compensation	—	—	—	4,413	—	4,413
	101,936	125,776	(23,840)	355,496	328,952	26,544
Other Income and Expenses
Interest expense	(44,349)	(49,683)	5,334	(139,496)	(145,325)	5,829
Equity in earnings of equity method investments in the Managed REITs and real estate	15,705	13,575	2,130	46,771	39,408	7,363
Other income and (expenses)	3,244	6,588	(3,344)	7,681	9,545	(1,864)
	(25,400)	(29,520)	4,120	(85,044)	(96,372)	11,328
Income before income taxes and gain on sale of real estate	52,735	25,880	26,855	143,354	112,529	30,825
(Provision for) benefit from income taxes	(530)	(5,247)	4,717	6,792	(7,820)	14,612
Income before gain on sale of real estate	52,205	20,633	31,572	150,146	104,709	45,437
Gain on sale of real estate, net of tax	49,126	1,779	47,347	68,070	2,980	65,090
Net Income from Owned Real Estate	101,331	22,412	78,919	218,216	107,689	110,527
Net income attributable to noncontrolling interests	(1,359)	(1,814)	455	(6,294)	(5,871)	(423)
Net Income from Owned Real Estate Attributable to W. P. Carey	$99,972	$20,598	$79,374	$211,922	$101,818	$110,104

W. P. Carey 9/30/2016 10-Q – 59

Lease Composition and Leasing Activities

As of September 30, 2016, 94.9% of our net leases, based on ABR, have rent increases, of which 66.0% have adjustments based on CPI or similar indices and 28.9% have fixed rent increases. CPI and similar rent adjustments are based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. Over the next 12 months, fixed rent escalations are scheduled to increase ABR by an average of 3.4%. We own international investments, and therefore lease revenues from these investments are subject to exchange rate fluctuations in various foreign currencies, primarily the euro.

The following discussion presents a summary of rents on existing properties arising from leases with new tenants and renewed leases with existing tenants for the periods presented and, therefore, does not include new acquisitions for our portfolio during the periods presented.

During the three months ended September 30, 2016, we entered into two new leases for a total of approximately 0.1 million square feet of leased space. The average rent for the leased space is $12.94 per square foot. We provided a tenant improvement allowance on two of these leases totaling $2.2 million. In addition, during the three months ended September 30, 2016, we extended six leases with existing tenants for a total of approximately 2.2 million square feet of leased space. The estimated average new rent for the leased space is $3.67 per square foot, compared to the average former rent of $3.99 per square foot, reflecting current market conditions. We provided a tenant improvement allowance on one of these leases totaling $3.2 million.

During the nine months ended September 30, 2016, we entered into six new leases for a total of approximately 0.4 million square feet of leased space. The average rent for the leased space is $10.38 per square foot. We provided a tenant improvement allowance on four of these leases totaling $2.6 million. In addition, during the nine months ended September 30, 2016, we extended 13 leases with existing tenants for a total of approximately 3.0 million square feet of leased space. The estimated average new rent for the leased space is $6.72 per square foot, compared to the average former rent of $7.98 per square foot, reflecting current market conditions. We provided a tenant improvement allowance on two of these leases totaling $10.2 million.

W. P. Carey 9/30/2016 10-Q – 60

Property Level Contribution

The following table presents the Property level contribution for our consolidated net-leased and operating properties as well as a reconciliation to Net income from Owned Real Estate attributable to W. P. Carey (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Existing Net-Leased Properties
Lease revenues	$135,494	$139,248	$(3,754)	$405,874	$413,885	$(8,011)
Property expenses	(3,509)	(3,225)	(284)	(17,040)	(9,737)	(7,303)
Depreciation and amortization	(51,205)	(62,556)	11,351	(153,827)	(169,393)	15,566
Property level contribution	80,780	73,467	7,313	235,007	234,755	252
Recently Acquired Net-Leased Properties
Lease revenues	20,326	9,232	11,094	52,561	21,796	30,765
Property expenses	(664)	(821)	157	(2,007)	(1,540)	(467)
Depreciation and amortization	(9,103)	(4,022)	(5,081)	(23,195)	(9,051)	(14,144)
Property level contribution	10,559	4,389	6,170	27,359	11,205	16,154
Properties Sold or Held for Sale
Lease revenues	7,966	16,261	(8,295)	47,923	51,799	(3,876)
Operating revenues	—	242	(242)	61	797	(736)
Property expenses	(413)	(1,719)	1,306	(2,417)	(3,624)	1,207
Depreciation and amortization	(57)	(6,681)	6,624	(29,459)	(20,876)	(8,583)
Property level contribution	7,496	8,103	(607)	16,108	28,096	(11,988)
Operating Properties
Revenues	8,524	7,865	659	23,635	22,848	787
Property expenses	(5,607)	(5,355)	(252)	(17,011)	(16,603)	(408)
Depreciation and amortization	(1,071)	(1,047)	(24)	(3,161)	(3,065)	(96)
Property level contribution	1,846	1,463	383	3,463	3,180	283
Property Level Contribution	100,681	87,422	13,259	281,937	277,236	4,701
Add: Lease termination income and other	1,224	2,988	(1,764)	34,603	9,319	25,284
Less other expenses:
Impairment charges	(14,441)	(19,438)	4,997	(49,870)	(22,711)	(27,159)
General and administrative	(7,453)	(10,239)	2,786	(25,653)	(37,124)	11,471
Stock-based compensation expense	(1,572)	(1,468)	(104)	(4,316)	(5,943)	1,627
Corporate depreciation and amortization	(304)	(223)	(81)	(915)	(663)	(252)
Property acquisition and other expenses	—	(3,642)	3,642	(2,975)	(11,213)	8,238
Restructuring and other compensation	—	—	—	(4,413)	—	(4,413)
Other Income and Expenses
Interest expense	(44,349)	(49,683)	5,334	(139,496)	(145,325)	5,829
Equity in earnings of equity method investments in the Managed REITs and real estate	15,705	13,575	2,130	46,771	39,408	7,363
Other income and (expenses)	3,244	6,588	(3,344)	7,681	9,545	(1,864)
	(25,400)	(29,520)	4,120	(85,044)	(96,372)	11,328
Income before income taxes and gain on sale of real estate	52,735	25,880	26,855	143,354	112,529	30,825
(Provision for) benefit from income taxes	(530)	(5,247)	4,717	6,792	(7,820)	14,612
Income before gain on sale of real estate	52,205	20,633	31,572	150,146	104,709	45,437
Gain on sale of real estate, net of tax	49,126	1,779	47,347	68,070	2,980	65,090
Net Income from Owned Real Estate	101,331	22,412	78,919	218,216	107,689	110,527
Net income attributable to noncontrolling interests	(1,359)	(1,814)	455	(6,294)	(5,871)	(423)
Net Income from Owned Real Estate Attributable to W. P. Carey	$99,972	$20,598	$79,374	$211,922	$101,818	$110,104

W. P. Carey 9/30/2016 10-Q – 61

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

Existing Net-Leased Properties

Existing net-leased properties are those that we acquired or placed into service prior to January 1, 2015 and that were not sold or held for sale during the periods presented. For the periods presented, there were 727 existing net-leased properties.

For the three months ended September 30, 2016, as compared to the same period in 2015, property level contribution for existing net-leased properties increased by $7.3 million, primarily due to a decrease in depreciation and amortization expense of $11.4 million, partially offset by a decrease in lease revenues of $3.8 million. Depreciation and amortization decreased primarily due to the acceleration of lease intangible amortization in the prior year period as a result of various lease terminations. Lease revenues decreased by $4.7 million as a result of lease expirations and terminations and by $1.6 million as a result of lease restructurings, which reduced lease revenues earned from these properties, partially offset by an increase of $2.1 million primarily due to new leases entered into upon the expiration of existing leases and an increase of $0.7 million due to scheduled rent increases.

For the nine months ended September 30, 2016, as compared to the same period in 2015, property level contribution for existing net-leased properties increased by $0.3 million, due to a decrease in depreciation and amortization expense of $15.6 million, partially offset by a decrease in lease revenues of $8.0 million and an increase in property expenses of $7.3 million. Depreciation and amortization decreased primarily due to the acceleration of lease intangible amortization in the prior year period as a result of various lease terminations. Depreciation and amortization expense also decreased as a result of the decrease in the average exchange rate of the U.S. dollar in relation to foreign currencies (primarily the British pound sterling) between the periods. Lease revenues decreased by $13.5 million as a result of lease expirations and terminations, $3.3 million as a result of lease restructurings, which reduced lease revenues earned from these properties, and $1.3 million as a result of the decrease in the average exchange rate of the U.S. dollar in relation to foreign currencies (primarily the British pound sterling) between the periods, partially offset by an increase of $6.0 million primarily due to new leases entered into upon the expiration of existing leases and an increase of $3.4 million due to scheduled rent increases. In addition, during the nine months ended September 30, 2016, we recorded an allowance for credit losses of $7.1 million on a direct financing lease due to a decline in the estimated amount of future payments we will receive from the tenant, including the possible early termination of the direct financing lease (Note 5), which was recorded in Property expenses, excluding reimbursable tenant costs in the consolidated financial statements and, as such, reduced the property level contribution recognized from this investment.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2014. Since January 1, 2015, we acquired 11 investments and placed one property into service.

For the three and nine months ended September 30, 2016 as compared to the same periods in 2015, property level contribution from recently acquired net-leased properties increased by $6.2 million and $16.2 million, respectively, primarily as a result of five investments we acquired after September 30, 2015. Total lease revenues from these properties were $10.9 million and $23.3 million for the three and nine months ended September 30, 2016, respectively.

W. P. Carey 9/30/2016 10-Q – 62

Properties Sold or Held for Sale

During the three months ended September 30, 2016 we sold three properties and during the nine months ended September 30, 2016 we sold ten properties, one of which was held for sale at December 31, 2015, and a parcel of vacant land. During the three months ended June 30, 2016, we transferred ownership of a vacant international property and the related non-recourse mortgage loan, which had a carrying value of $39.8 million and an outstanding balance of $60.9 million, respectively, on the date of transfer, to the mortgage lender. In addition, during the three months ended September 30, 2016, a vacant domestic property with an asset carrying value of $13.7 million, which was encumbered by a $27.0 million mortgage loan, was foreclosed upon by the mortgage lender. At September 30, 2016, we had 16 properties classified as held for sale, all of which were disposed of subsequent to September 30, 2016 (Note 17). During the year ended December 31, 2015, we disposed of 14 properties. For the three months ended September 30, 2016 and 2015, property level contribution from properties sold or held for sale was $7.5 million and $8.1 million, respectively. For the nine months ended September 30, 2016 and 2015, property level contribution from properties sold or held for sale was $16.1 million and $28.1 million, respectively.

In the fourth quarter of 2015, we executed a lease amendment with a tenant in a domestic office building. The amendment extended the lease term an additional 15 years to January 31, 2037 and provided a one-time rent payment of $25.0 million, which was paid to us on December 18, 2015. The lease amendment also provided an option to terminate the lease effective February 29, 2016, with additional lease termination fees of $22.2 million to be paid to us on or five days before February 29, 2016 upon exercise of the option. The tenant exercised the option on January 1, 2016. The aggregate of the additional rent payment of $25.0 million and the lease termination fees of $22.2 million were amortized to lease termination income from the lease amendment date on December 4, 2015 through the end of the non-cancelable lease term on February 29, 2016, resulting in $15.0 million recognized during the year ended December 31, 2015 and $32.2 million recognized during the nine months ended September 30, 2016 within Lease termination income and other in the consolidated financial statements. In connection with the lease amendment, we defeased the mortgage loan encumbering the property with a principal balance of $36.5 million and recognized a loss on extinguishment of debt of $5.3 million, which was included in Other income and (expenses) in the consolidated financial statements for the year ended December 31, 2015. In addition, during the fourth quarter of 2015, we entered into an agreement to sell the property to a third party and the buyer placed a deposit of $12.7 million for the purchase of the property that was held in escrow. At December 31, 2015, this property was classified as held for sale (Note 15). During the three months ended March 31, 2016, we sold the property for proceeds of $44.4 million, net of selling costs, and recognized a loss on the sale of $10.7 million. As a result of this lease termination and sale, lease revenues increased by $10.4 million for the nine months ended September 30, 2016 as compared to the same period in 2015, due to accelerated amortization of below-market rent intangibles, which is recorded as an adjustment to lease revenues. In addition, for the same property, depreciation and amortization increased by $16.2 million for the nine months ended September 30, 2016 as compared to the same period in 2015, due to accelerated amortization of in-place lease intangibles, which is included in depreciation and amortization.

Other Revenues and Expenses

Lease Termination Income and Other

2016 — For the nine months ended September 30, 2016, lease termination income and other was $34.6 million, primarily consisting of the $32.2 million of lease termination income related to a domestic property that was sold during the three months ended March 31, 2016, as discussed above (Note 15).

2015 — For the three and nine months ended September 30, 2015, lease termination income and other was $3.0 million and $9.3 million, respectively. We recognized $2.7 million in lease termination income during the third quarter of 2015 related to repairs identified at the end of a tenant’s lease term. We recognized $2.7 million of lease termination income due to the early termination of two leases during the first quarter of 2015 and $2.4 million of termination income in connection with the termination by the buyer of a purchase and sale agreement on one of our self-storage properties during the second quarter of 2015, which was subsequently sold during the nine months ended September 30, 2016 (Note 15).

W. P. Carey 9/30/2016 10-Q – 63

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

2016 — During the three months ended September 30, 2016, we recognized impairment charges totaling $14.4 million, inclusive of an amount attributable to a noncontrolling interest of $0.6 million, on 18 properties, including a portfolio of 14 properties, in order to reduce the carrying values of the properties to their estimated fair values. The impairment charges recognized on the portfolio of 14 properties were in addition to charges recognized on the portfolio during the six months ended June 30, 2016, as described below, based on the purchase and sale agreement for the portfolio received during the current period. The fair value measurements for the properties approximated their estimated selling prices, less estimated costs to sell. We used available information, including third-party broker information and internal discounted cash flow models (Level 3 inputs), in determining the fair value of these properties. At September 30, 2016, the portfolio of 14 properties was classified as held for sale, and all were sold subsequent to September 30, 2016 (Note 4, Note 17).

During the nine months ended September 30, 2016, we recognized impairment charges totaling $49.9 million, inclusive of an amount attributable to a noncontrolling interest of $0.6 million, on 18 properties in order to reduce the carrying values of the properties to their estimated fair values. In addition to the impairment charges of $14.4 million recognized during the three months ended September 30, 2016, we had recognized impairment charges totaling $35.4 million on the portfolio of 14 properties during the six months ended June 30, 2016 in order to reduce the carrying values of the properties to their estimated fair values, at that time. The fair value measurements for the properties approximated their estimated selling prices, less estimated costs to sell. We used available information, including third-party broker information and internal discounted cash flow models (Level 3 inputs), in determining the fair value of these properties.

2015 — During the three months ended September 30, 2015, we recognized impairment charges totaling $19.4 million on four properties in order to reduce the carrying values of the properties to their estimated fair values. The fair value measurements for two of the properties approximated their estimated selling prices; therefore, we recognized impairment charges totaling $3.8 million on these properties. At September 30, 2016, one of these properties was classified as held for sale and disposed of subsequent to September 30, 2016 (Note 4, Note 17). We reduced the estimated holding period for another property due to the expected termination of its related lease within one year after September 30, 2015, and recognized an impairment charge of $8.7 million. The building located on the remaining property was demolished in connection with the redevelopment of the property, which commenced in December 2015, and we recognized an impairment charge of $6.9 million on this property.

During the nine months ended September 30, 2015, we recognized impairment charges totaling $22.7 million on six properties and a parcel of vacant land in order to reduce the carrying values of the properties to their estimated fair values. In addition to the impairment charges of $19.4 million recognized on four properties during the three months ended September 30, 2015, as described above, we recognized impairment charges totaling $3.3 million on two properties and the parcel of vacant land, since their fair value measurements approximated their estimated selling prices. These two properties were sold during 2015 and the parcel of vacant land was sold during the nine months ended September 30, 2016.

General and Administrative

As discussed in Note 3, certain personnel costs (i.e., those not related to our senior management, our legal transactions team, or our investments team) and overhead costs are charged to the CPA® REITs and our Owned Real Estate Segment based on the trailing 12-month reported revenues of the Managed Programs and us. Personnel costs related to our senior management, our legal transactions team, and our investments team are allocated to our Owned Real Estate Segment based on the trailing 12-month investment volume. We allocate personnel costs (excluding our senior management and investments team) and overhead costs to the CWI REITs, the Managed BDCs, and CESH I based on the time incurred by our personnel.

For the three months ended September 30, 2016 as compared to the same period in 2015, general and administrative expenses in our Owned Real Estate segment, which excludes restructuring and other compensation expenses as described below, decreased by $2.8 million, primarily due to an overall decline in compensation expense and professional fees as a result of the reduction in headcount, including the RIF, and other cost savings initiatives implemented during 2016. Also contributing to the decrease were commissions to investment officers related to our owned real estate acquisitions, which decreased by $0.5 million during the three months ended September 30, 2016 as compared to the same period in 2015, resulting from lower acquisition volume in the current year period.

W. P. Carey 9/30/2016 10-Q – 64

For the nine months ended September 30, 2016 as compared to the same period in 2015, general and administrative expenses in our Owned Real Estate segment decreased by $11.5 million. primarily due to an overall decline in compensation expense and professional fees as a result of the reduction in headcount, including the RIF, and other cost savings initiatives implemented during 2016. The allocation of personnel and overhead costs to our Owned Real Estate segment also declined as a result of a change in the mix of investment volume on which a portion of the allocation is based. Also contributing to the decrease were commissions to investment officers related to our owned real estate acquisitions, which decreased by $3.2 million during the nine months ended September 30, 2016 as compared to the same period in 2015, resulting from lower acquisition volume in the current year period.

Stock-based Compensation Expense

For the nine months ended September 30, 2016 as compared to the same period in 2015, stock-based compensation expense allocable to our Owned Real Estate segment decreased by $1.6 million, primarily due to the reduction in RSUs and PSUs outstanding resulting from the RIF (Note 12) as well as a reduced allocation of costs resulting from lower investment volume in our Owned Real Estate segment as compared to investment volume for the Managed REITs.

Property Acquisition and Other Expenses

Property acquisition and other expenses consist primarily of acquisition-related costs incurred on investments that are accounted for as business combinations, which are required to be expensed under current accounting guidance, as well as costs incurred related to the formal strategic review that we completed in May 2016.

2016 — For the nine months ended September 30, 2016, we incurred $2.9 million of advisory expenses and professional fees within our Owned Real Estate segment in connection with our formal strategic review.

2015 — For the three and nine months ended September 30, 2015, property acquisition and other expenses were $3.6 million and $11.2 million, respectively, consisting primarily of acquisition-related costs incurred on the one and five investments, respectively, that were accounted for as business combinations, which were required to be expensed under current accounting guidance.

Restructuring and Other Compensation

For the nine months ended September 30, 2016, we recorded total restructuring and other compensation expenses of $11.9 million, of which $4.4 million was allocated to our Owned Real Estate segment. Included in the total was $5.1 million of severance related to our employment agreement with our former Chief Executive Officer and $6.8 million related to severance, stock-based compensation, and other costs incurred as part of the employee terminations and reductions in headcount during the period (Note 12).

Interest Expense

For the three and nine months ended September 30, 2016 as compared to the same periods in 2015, interest expense decreased by $5.3 million and $5.8 million, respectively, primarily due to an overall decrease in our weighted-average interest rate, partially offset by an overall increase in our average outstanding debt balance for the nine months ended September 30, 2016 as compared to the same period in 2015. Our average outstanding debt balance was $4.5 billion and $4.6 billion during the three months ended September 30, 2016 and 2015, respectively, and $4.6 billion and $4.5 billion during the nine months ended September 30, 2016 and 2015, respectively. Our weighted-average interest rate was 3.8% and 4.1% during the three months ended September 30, 2016 and 2015, respectively, and 3.9% and 4.1% during the nine months ended September 30, 2016 and 2015, respectively. The weighted-average interest rate of our debt decreased primarily as a result of paying off certain non-recourse mortgage loans with unsecured borrowings, which bear interest at a lower rate than our mortgage loans (Note 10).

W. P. Carey 9/30/2016 10-Q – 65

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Equity in earnings of equity method investments in the Managed REITs:
Equity in earnings of equity method investments in the Managed REITs	$1,599	$301	$5,168	$761
Distributions of Available Cash: (a)
CPA®:17 – Global	5,276	5,837	17,803	17,690
CPA®:18 – Global	1,662	1,705	5,319	4,021
CWI 1	2,838	2,463	6,931	6,356
CWI 2	1,100	177	1,965	177
Total equity in earnings of equity method investments in the Managed REITs	12,475	10,483	37,186	29,005
Equity in earnings of other equity method investments in real estate:
Total equity in earnings of other equity method investments in real estate	3,230	3,092	9,585	10,403
Total equity in earnings of equity method investments in the Managed REITs and real estate	$15,705	$13,575	$46,771	$39,408
__________

(a)
We are entitled to receive distributions of our share of earnings up to 10% of the Available Cash from the operating partnerships of each of the Managed REITs, as defined in their respective operating partnership agreements. Distributions of Available Cash received and earned from the Managed REITs increased in the aggregate, primarily as a result of new investments that they entered into during 2016 and 2015.

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

2016 — For the three months ended September 30, 2016, net other income was $3.2 million. During the period, we recognized realized gains of $2.4 million related to foreign currency forward contracts and foreign currency collars and unrealized gains of $0.7 million recognized primarily on interest rate swaps that did not qualify for hedge accounting. In addition, we recognized a gain of $0.7 million in our Owned Real Estate segment on the deconsolidation of an affiliate, CESH I (Note 2). These gains were partially offset by a net loss on extinguishment of debt of $2.1 million primarily related to the payoff of a mortgage loan (Note 10).

For the nine months ended September 30, 2016, net other income was $7.7 million. During the period, we recognized realized gains of $6.4 million related to foreign currency forward contracts and foreign currency collars, unrealized gains of $3.2 million recognized primarily on interest rate swaps that did not qualify for hedge accounting, and interest income of $0.6 million recognized on our deposits. In addition, we recognized a gain of $0.7 million in our Owned Real Estate segment on the

W. P. Carey 9/30/2016 10-Q – 66

deconsolidation of CESH I (Note 2). These gains were partially offset by a net loss on extinguishment of debt of $3.9 million primarily related to the payoff of two mortgage loans (Note 10).

2015 — For the three months ended September 30, 2015, net other income was $6.6 million, primarily due to a gain on extinguishment of debt of $2.3 million recognized during the quarter related to the disposition of a property (Note 15), realized gains of $1.9 million related to foreign currency forward contracts and foreign currency collars, and unrealized gains of $1.1 million recognized on interest rate swaps that did not qualify for hedge accounting. In addition, we recognized interest income of $0.6 million on our deposits.

For the nine months ended September 30, 2015, net other income was $9.5 million, primarily due to realized gains of $5.9 million related to foreign currency forward contracts and foreign currency collars, unrealized gains of $3.1 million recognized on interest rate swaps that did not qualify for hedge accounting, and a gain on extinguishment of debt of $2.3 million recognized during the third quarter of 2015 related to the disposition of a property (Note 15). In addition, we recognized interest income of $1.3 million on our deposits. Net other income for the nine months ended September 30, 2015 was partially offset by net realized and unrealized losses of $3.8 million recognized on foreign currency transactions as a result of changes in foreign currency exchange rates.

(Provision for) Benefit from Income Taxes

2016 — For the three months ended September 30, 2016, we recognized a provision for income taxes of $0.5 million, due to $4.0 million of current federal, foreign, and state franchise taxes recognized on our domestic TRSs and foreign properties, partially offset by $3.4 million of deferred tax benefits associated with basis differences on certain foreign properties, primarily resulting from the impairment charges recorded in the period on international properties (Note 8).

For the nine months ended September 30, 2016, we recognized a benefit from income taxes of $6.8 million, due to $19.7 million of deferred tax benefits associated with basis differences on certain foreign properties, primarily resulting from the impairment charges recorded in the period on international properties (Note 8), partially offset by $12.9 million of current federal, foreign, and state franchise taxes recognized on our domestic TRSs and foreign properties.

2015 — For the three and nine months ended September 30, 2015, we recognized a provision for income taxes of $5.2 million and $7.8 million, respectively, due to $5.2 million and $11.6 million, respectively, of current federal, foreign, and state franchise taxes recognized on our domestic TRSs and foreign properties, partially offset by $3.8 million of deferred tax benefit associated with basis differences on certain foreign properties for the nine months ended September 30, 2015.

Gain on Sale of Real Estate, Net of Tax

Gain on sale of real estate, net of tax consists of gain on the sale of properties that were disposed of during the nine months ended September 30, 2016 and 2015 (Note 15).

2016 — During the three and nine months ended September 30, 2016, we sold three properties, and ten properties and a parcel of vacant land, respectively, for net proceeds of $192.0 million and $392.6 million, respectively, and recognized a net gain on these sales, net of tax totaling $37.4 million and $39.9 million, respectively, inclusive of amounts attributable to noncontrolling interests of $0.9 million for the nine months ended September 30, 2016. In addition, during the three months ended June 30, 2016, we transferred ownership of a vacant international property and the related non-recourse mortgage loan, which had a carrying value of $39.8 million and an outstanding balance of $60.9 million, respectively, on the date of transfer, to the mortgage lender, resulting in a net gain of $16.4 million. Also, during the three months ended September 30, 2016, a vacant domestic property with an asset carrying value of $13.7 million, which was encumbered by a $27.0 million mortgage loan, was foreclosed upon by the mortgage lender, resulting in a net gain of $11.6 million.

2015 — During the three and nine months ended September 30, 2015, we sold two and 11 properties, respectively, and recognized a net gain on these sales, net of tax of $1.2 million and $2.4 million, respectively. In addition, during July 2015, a domestic vacant property was foreclosed upon by the mortgage lender and sold; we recognized a gain of $0.6 million in connection with that disposition.

W. P. Carey 9/30/2016 10-Q – 67

Investment Management

We earn revenue as the advisor to the Managed Programs. For the periods presented, we acted as advisor to the following affiliated, publicly owned, non-listed Managed Programs: CPA®:17 – Global, CPA®:18 – Global, CWI 1, CWI 2 (since February 9, 2015), CCIF (since February 27, 2015), and CESH I (since June 3, 2016).

The following tables present other operating data that management finds useful in evaluating result of operations (dollars in millions):

	September 30, 2016	December 31, 2015
Total properties — Managed REITs and CESH I	595	602
Assets under management — Managed Programs (a)	$12,243.5	$11,045.3
Cumulative funds raised — CPA®:18 – Global offering (b) (c)	1,243.5	1,243.5
Cumulative funds raised — CWI 2 offering (b) (d)	535.8	247.0
Cumulative funds raised — CCIF offering (b) (e)	91.2	2.0
Cumulative funds raised — CESH I offering (f)	41.8	—

	Nine Months Ended September 30,
	2016	2015
Financings structured — Managed REITs	$1,080.3	$884.8
Investments structured — Managed REITs (g)	1,047.8	1,898.7
Funds raised — CPA®:18 – Global offering (b) (c)	—	100.4
Funds raised — CWI 2 offering (b) (d)	288.8	92.5
Funds raised — CCIF offering (b) (e)	89.2	—
Funds raised — CESH I offering (f)	41.8	—
__________

(a)
Represents the estimated fair value of the real estate assets owned by the Managed REITs, which was calculated by us as the advisor to the Managed REITs based in part upon third-party appraisals, plus cash and cash equivalents, less distributions payable. Amounts also include the fair value of the investment assets, plus cash, owned by CCIF and CESH I.

(b)	Excludes reinvested distributions through each entity’s distribution reinvestment plan.

(c)	Reflects funds raised from CPA®:18 – Global’s initial public offering, which commenced in May 2013 and closed on April 2, 2015 (Note 3).

(d)	Reflects funds raised from CWI 2’s initial public offering, which commenced in February 2015.

(e)	We began to raise funds on behalf of two of the CCIF Feeder Funds in the fourth quarter of 2015. Amount represents funding from the Feeder Funds to CCIF.

(f)	Reflects funds raised from CESH I’s private placement, which commenced in July 2016.

(g)	Includes acquisition-related costs.

W. P. Carey 9/30/2016 10-Q – 68

Below is a summary of comparative results of our Investment Management segment (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Revenues
Asset management revenue	$15,978	$13,004	$2,974	$45,596	$36,236	$9,360
Reimbursable costs from affiliates	14,540	11,155	3,385	46,372	28,401	17,971
Structuring revenue	12,301	8,207	4,094	30,990	67,735	(36,745)
Dealer manager fees	1,835	1,124	711	5,379	2,704	2,675
Other advisory revenue	522	—	522	522	203	319
	45,176	33,490	11,686	128,859	135,279	(6,420)
Operating Expenses
Reimbursable costs from affiliates	14,540	11,155	3,385	46,372	28,401	17,971
General and administrative	8,280	12,603	(4,323)	32,469	41,863	(9,394)
Subadvisor fees	4,842	1,748	3,094	10,010	8,555	1,455
Dealer manager fees and expenses	3,028	3,185	(157)	9,000	7,884	1,116
Stock-based compensation expense	2,784	2,498	286	10,648	10,120	528
Depreciation and amortization	1,062	983	79	3,278	3,031	247
Property acquisition and other expenses	—	1,118	(1,118)	2,384	1,120	1,264
Restructuring and other compensation	—	—	—	7,512	—	7,512
	34,536	33,290	1,246	121,673	100,974	20,699
Other Income and Expenses
Equity in earnings (losses) of equity method investment in CCIF	1,098	(940)	2,038	1,472	(778)	2,250
Other income and (expenses)	1,857	20	1,837	1,717	399	1,318
	2,955	(920)	3,875	3,189	(379)	3,568
Income (loss) before income taxes	13,595	(720)	14,315	10,375	33,926	(23,551)
(Provision for) benefit from income taxes	(2,624)	1,886	(4,510)	(2,254)	(12,532)	10,278
Net Income from Investment Management	10,971	1,166	9,805	8,121	21,394	(13,273)
Net income attributable to noncontrolling interests	—	(19)	19	—	(2,003)	2,003
Net Income from Investment Management Attributable to W. P. Carey	$10,971	$1,147	$9,824	$8,121	$19,391	$(11,270)

Asset Management Revenue

We earn asset management revenue from the Managed REITs based on the value of their real estate-related and lodging-related assets under management. We earn asset management revenue from CCIF based on the average of its gross assets at fair value. We also earn asset management revenue from CESH I based on its gross assets at fair value. This asset management revenue may increase or decrease depending upon (i) increases in the Managed Programs’ asset bases as a result of new investments; (ii) decreases in the Managed Programs’ asset bases as a result of sales of investments; (iii) increases or decreases in the appraised value of the real estate-related and lodging-related assets in the investment portfolios of the Managed REITs and CESH I; and (iv) increases or decreases in the fair value of CCIF’s investment portfolio.

For the three and nine months ended September 30, 2016 as compared to the same periods in 2015, asset management revenue increased by $3.0 million and $9.4 million, respectively, as a result of the growth in assets under management due to investment volume after September 30, 2015. Asset management revenue increased by $1.0 million and $2.4 million, respectively, from CWI 2, $1.0 million and $2.2 million, respectively, from CCIF, $0.4 million and $2.2 million, respectively, from CPA®:18 – Global, $0.4 million and $2.0 million, respectively, from CWI 1, and $0.1 million and $0.6 million, respectively, from CPA®:17 – Global.

W. P. Carey 9/30/2016 10-Q – 69

Reimbursable Costs from Affiliates

Reimbursable costs from affiliates represent costs incurred by us on behalf of the Managed Programs, consisting primarily of broker-dealer commissions and marketing and personnel costs, which are reimbursed by the Managed Programs and are reflected as a component of both revenues and expenses.

For the three and nine months ended September 30, 2016 as compared to the same periods in 2015, reimbursable costs from affiliates increased by $3.4 million and $18.0 million, respectively, primarily due to $2.2 million of commissions paid during the current year periods to broker-dealers related to CESH I’s private placement, increases of $1.5 million and $3.6 million, respectively, of commissions paid to broker-dealers related to the sale of two of the CCIF Feeder Funds’ shares, which began in the fourth quarter of 2015, and increases of $1.0 million and $17.5 million, respectively, of commissions paid to broker-dealers related to CWI 2’s initial public offering, which began in February 2015, partially offset by decreases of $0.7 million and $1.8 million, respectively, in personnel costs reimbursed to us by the Managed Programs and decreases of $0.5 million and $3.9 million, respectively, in commissions paid to broker-dealers related to the CPA®:18 – Global initial public offering, which closed on April 2, 2015.

Structuring Revenue

We earn structuring revenue when we structure investments and debt placement transactions for the Managed REITs and CESH I. Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation.

For the three months ended September 30, 2016 as compared to the same period in 2015, structuring revenue increased by $4.1 million, primarily due to an increase of $10.1 million in revenue from CWI 2, which completed three investments during the current year period, and an increase of $0.4 million in revenue from CPA®:17 – Global, partially offset by a decrease of $7.1 million in revenue from CPA®:18 – Global as a result of lower investment volume during the current year period.

For the nine months ended September 30, 2016 as compared to the same period in 2015, structuring revenue decreased by $36.7 million. Structuring revenue from CPA®:18 – Global, CWI 1, and CPA®:17 – Global decreased by $31.3 million, $12.3 million, and $6.1 million, respectively, as a result of lower investment volume during the current year period, partially offset by an increase of $12.7 million in structuring revenue from CWI 2, which completed five investments during the current year period.

Dealer Manager Fees

As discussed in Note 3, we earn a dealer manager fee, depending on the class of common stock sold, of $0.30 or $0.26 per share sold, for the class A common stock and class T common stock, respectively, in connection with CWI 2’s initial public offering, which began in February 2015. In addition, we received dealer manager fees, depending on the class of common stock sold, of $0.30 or $0.21 per share sold, for the class A common stock and class C common stock, respectively, in connection with CPA®:18 – Global’s initial public offering, which commenced in May 2013 and closed in April 2015. We receive dealer manager fees of 2.75% - 3.0% based on the selling price of each share sold in connection with the offerings of the CCIF Feeder Funds, which began in the fourth quarter of 2015. We also receive dealer manager fees of up to 3.0% of gross offering proceeds based on the selling price of each limited partnership unit sold in connection with CESH I’s private placement offering. We may re-allow a portion of the dealer manager fees to selected dealers in the offerings. Dealer manager fees that were not re-allowed were classified as Dealer manager fees from affiliates in the consolidated financial statements. Dealer manager fees earned are generally offset by costs incurred in connection with the offerings, which are included in Dealer manager fees and expenses in the consolidated financial statements.

For the three months ended September 30, 2016 as compared to the same period in 2015, dealer manager fees increased by $0.7 million, primarily due to an increase of $0.6 million in fees earned in connection with the sale of two of the CCIF Feeder Funds’ shares, and $0.4 million in fees earned in the current year period in connection with the sale of limited partnership units of CESH I in its private placement, which commenced in July 2016. The increases were partially offset by a decrease of $0.3 million in fees earned in connection with the sale of CWI 2 shares in its initial public offering, which had lower fundraising during the current year period.

For the nine months ended September 30, 2016 as compared to the same period in 2015, dealer manager fees increased by $2.7 million, primarily due to an increase of $2.2 million in fees earned in connection with the sale of CWI 2 shares in its initial public offering, an increase of $1.3 million in fees earned in connection with the sale of two of the CCIF Feeder Funds’ shares, and $0.4 million in fees earned in the current year period in connection with the sale of limited partnership units of CESH I in

W. P. Carey 9/30/2016 10-Q – 70

its private placement. The increases were partially offset by a decrease of $1.2 million in fees earned in connection with the sale of CPA®:18 – Global shares in its initial public offering, due to the closing of the offering on April 2, 2015.

General and Administrative

As discussed in Note 3, certain personnel costs (i.e., those not related to our senior management, our legal transactions team, or our investments team) and overhead costs are charged to the CPA® REITs and our Owned Real Estate Segment based on the trailing 12-month reported revenues of the Managed Programs and us. Personnel costs related to our senior management, our legal transactions team, and our investments team are allocated to our Owned Real Estate Segment based on the trailing 12-month investment volume. We allocate personnel costs (excluding our senior management and investments team) and overhead costs to the CWI REITs, the Managed BDCs, and CESH I based on the time incurred by our personnel.

For the three and nine months ended September 30, 2016 as compared to the same periods in 2015, general and administrative expenses in our Investment Management segment, which excludes restructuring and other compensation expenses as described below, decreased by $4.3 million and $9.4 million, respectively, primarily due to an overall decline in compensation expense and professional fees as a result of the reduction in headcount, including the RIF, and other cost savings initiatives implemented during 2016. Also contributing to the decrease were commissions to investment officers, which decreased by $0.4 million and $5.1 million, respectively, resulting from lower investment volume on behalf of the Managed REITs in the current year periods.

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

For the three and nine months ended September 30, 2016 as compared to the same periods in 2015, subadvisor fees increased by $3.1 million and $1.5 million, respectively, primarily due to increases of $3.0 million and $4.2 million, respectively, as a result of an increase in fees earned from CWI 2, which completed three and five investments during the three and nine months ended September 30, 2016, respectively, and fees we earned from CCIF during the current year periods of $0.6 million and $1.1 million, respectively. These increases were partially offset by decreases of $0.7 million and $1.8 million, respectively, as a result of decreases in fees earned from CPA®:18 – Global due to lower multi-family property investment volume in the current year periods as compared to the same periods in the prior year. In addition, for the nine months ended September 30, 2016 as compared to the same period in 2015, subadvisor fees decreased by $2.1 million as a result of decreases in fees earned from CWI 1 due to lower investment volume in the current year period as compared to the same period in the prior year.

Dealer Manager Fees and Expenses

Dealer manager fees earned in the public offerings that we manage for the Managed Programs are generally offset by costs incurred in connection with the offerings, which are included in Dealer manager fees and expenses in the consolidated financial statements.

For the three months ended September 30, 2016 as compared to the same period in 2015, dealer manager fees and expenses decreased by $0.2 million, primarily due to a decrease of $1.8 million in expenses paid in connection with the CWI 2 initial public offering due to lower fundraising during the current year period, partially offset by an increase of $0.9 million in expenses paid in connection with the sale of two of the CCIF Feeder Funds’ shares and $0.7 million in expenses paid during the current year period in connection with the sale of limited partnership units of CESH I in its private placement, which commenced in July 2016.

For the nine months ended September 30, 2016 as compared to the same period in 2015, dealer manager fees and expenses increased by $1.1 million, primarily due to an increase of $2.2 million in expenses paid in connection with the sale of two of the CCIF Feeder Funds’ shares, an increase of $1.0 million in expenses paid in connection with the CWI 2 initial public offering,

W. P. Carey 9/30/2016 10-Q – 71

which began to admit stockholders on May 15, 2015, and $0.7 million in expenses paid during the current year period in connection with the sale of limited partnership units of CESH I in its private placement. These increases were partially offset by expenses of $2.9 million paid during the prior year period in connection with the sale of CPA®:18 – Global shares in its initial public offering, which closed on April 2, 2015.

Property Acquisition and Other Expenses

2016 — For the nine months ended September 30, 2016, we incurred $2.4 million of advisory expenses and professional fees within our Investment Management segment in connection with the formal strategic review that we completed in May 2016.

2015 — For both the three and nine months ended September 30, 2015, we incurred $1.1 million of advisory expenses and professional fees in connection with our formal strategic review.

Restructuring and Other Compensation

For the nine months ended September 30, 2016, we recorded total restructuring and other compensation expenses of $11.9 million, of which $7.5 million was allocated to our Investment Management segment. Included in the total was $5.1 million of severance related to our employment agreement with our former Chief Executive Officer and $6.8 million related to severance, stock-based compensation, and other costs incurred as part of employee terminations and reductions in headcount (Note 12).

Equity in Earnings (Losses) of Equity Method Investment in CCIF

In December 2014, we acquired a $25.0 million noncontrolling interest in CCIF (Note 6).

2016 — For the three and nine months ended September 30, 2016, we recognized equity in earnings of equity method investment in CCIF of $1.1 million and $1.5 million, respectively, representing our portion of the net income recognized by CCIF.

2015 — For the three and nine months ended September 30, 2015, we recognized equity in losses of equity method investment in CCIF of $0.9 million and $0.8 million, respectively, representing our portion of the net losses recognized by CCIF.

Other Income and (Expenses)

For the three and nine months ended September 30, 2016, we recognized a gain of $1.2 million in our Investment Management segment on the deconsolidation of CESH I (Note 2).

(Provision for) Benefit from Income Taxes

2016 — For the three and nine months ended September 30, 2016, we recognized a provision for income taxes of $2.6 million and $2.3 million, respectively, primarily due to pre-tax income recognized by TRSs in the Investment Management segment. The provision for income taxes for the nine months ended September 30, 2016 was partially offset by the impact of an out-of-period adjustment recorded during the period (Note 2).

2015 — For the three months ended September 30, 2015, we recognized a benefit from income taxes of $1.9 million, primarily due to deferred income tax benefits. For the nine months ended September 30, 2015, we recognized a provision for income taxes of $12.5 million, primarily due to pre-tax income recognized by TRSs in the Investment Management segment, partially offset by deferred income tax benefits.

Liquidity and Capital Resources

Sources and Uses of Cash During the Period

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund distributions to stockholders. Our cash flows fluctuate periodically due to a number of factors, which may include, among other things: the timing of our equity and debt offerings; the timing of purchases and sales of real estate; the timing of the receipt of proceeds from, and the repayment of, mortgage loans and receipt of lease revenues; the receipt of the annual installment of deferred acquisition revenue and interest thereon from the CPA® REITs; the receipt of the asset management fees in either shares of the Managed Programs’ common stock or cash; the timing and characterization of distributions from equity

W. P. Carey 9/30/2016 10-Q – 72

investments in the Managed Programs and real estate; the receipt of distributions of Available Cash from the Managed REITs; and changes in foreign currency exchange rates. Despite these fluctuations, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of mortgage loans, unused capacity under our Revolver, proceeds from dispositions of properties, net contributions from noncontrolling interests, and the issuance of additional debt or equity securities, such as sales of our stock through our ATM program, in order to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities — Net cash provided by operating activities increased by $30.6 million during the nine months ended September 30, 2016 as compared to the same period in 2015, primarily due to the lease termination income received in connection with the sale of a property during the nine months ended September 30, 2016, an increase in operating cash flow generated from the 12 investments we acquired or placed into service since January 1, 2015, and an increase in Distributions of Available Cash received from the Managed REITs, partially offset by a decrease in structuring revenue received in cash from the Managed REITs as a result of their lower investment volume during the current year period.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property-related costs.

During the nine months ended September 30, 2016, we used $385.8 million to acquire two investments and $41.9 million primarily to fund expansions on our existing properties. We sold ten properties and a parcel of vacant land for net proceeds of $392.9 million. We used $7.1 million to invest in capital expenditures for owned real estate. We also received $3.5 million in distributions from equity investments in the Managed Programs and real estate in excess of cumulative equity income.

Financing Activities — During the nine months ended September 30, 2016, gross borrowings under our Senior Unsecured Credit Facility were $720.6 million and repayments were $837.6 million. We received $348.9 million in net proceeds from the issuance of the 4.25% Senior Notes in September 2016, which we used primarily to pay down the outstanding balance on our Revolver at that time. In connection with the issuances of these notes, we incurred financing costs totaling $2.9 million. We also made prepaid and scheduled non-recourse mortgage loan principal payments of $193.0 million and $113.4 million, respectively. We paid distributions to stockholders totaling $310.5 million related to the fourth quarter of 2015 and the first and second quarters of 2016, and also paid distributions of $13.4 million to affiliates that hold noncontrolling interests in various entities with us. We received $84.1 million in net proceeds from the issuance of shares under our ATM program.

W. P. Carey 9/30/2016 10-Q – 73

Summary of Financing

The table below summarizes our non-recourse debt, our Senior Unsecured Notes, and our Senior Unsecured Credit Facility (dollars in thousands):

	September 30, 2016	December 31, 2015
Carrying Value
Fixed rate:
Non-recourse mortgages (a)	$1,577,202	$1,942,528
Senior Unsecured Notes (a)	1,837,216	1,476,084
	3,414,418	3,418,612
Variable rate:
Revolver	378,358	485,021
Term Loan Facility (a)	249,915	249,683
Non-recourse debt (a):
Amount subject to interest rate swaps and caps	198,191	283,441
Non-recourse mortgages	150,938	43,452
	977,402	1,061,597
	$4,391,820	$4,480,209

Percent of Total Debt
Fixed rate	78%	76%
Variable rate	22%	24%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.5%	4.8%
Variable rate (b)	1.7%	2.1%

__________

(a)
In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net, Senior Unsecured Notes, net, and Senior Unsecured Credit Facility - Term Loan, net as of December 31, 2015 (Note 2). Aggregate debt balance includes unamortized deferred financing costs totaling $13.9 million and $12.6 million as of September 30, 2016 and December 31, 2015, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At September 30, 2016, our cash resources consisted of the following:

•
Cash and cash equivalents totaling $209.5 million. Of this amount, $49.2 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

•	Our Revolver, with unused capacity of $1.1 billion, excluding amounts reserved for outstanding letters of credit; and

•	Unleveraged properties that had an aggregate carrying value of $3.0 billion at September 30, 2016, although there can be no assurance that we would be able to obtain financing for these properties.

We also have the ability to access the capital markets, in the form of additional bond and equity offerings, such as the $350.0 million 4.25% Senior Notes issued in September 2016 (Note 10) and our ATM program, if necessary. During the three and nine months ended September 30, 2016, we issued 968,535 and 1,249,836 shares, respectively, of our common stock under the ATM program at a weighted-average price of $68.54 and $68.52 per share, respectively, for net proceeds of $65.4 million and $84.4 million, respectively (Note 13). As of September 30, 2016, $314.4 million remained available for issuance under our ATM offering program.

W. P. Carey 9/30/2016 10-Q – 74

Senior Unsecured Credit Facility

Our Senior Unsecured Credit Facility is more fully described in Note 10. A summary of principal outstanding borrowings on our Senior Unsecured Credit Facility is provided below (in thousands):

	September 30, 2016		December 31, 2015
	Outstanding Balance	Maximum Available	Outstanding Balance	Maximum Available
Revolver	$378,358	$1,500,000	$485,021	$1,500,000
Term Loan Facility (a)	250,000	250,000	250,000	250,000
__________

(a)	Outstanding balance excludes unamortized deferred financing costs of $0.1 million and $0.3 million at September 30, 2016 and December 31, 2015, respectively.

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments, funding capital commitments such as build-to-suit projects, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, making scheduled interest payments on the Senior Unsecured Notes and scheduled mortgage loan principal payments, including prepayments or mortgage balloon payments totaling $574.4 million on our consolidated mortgage loan obligations, as well as other normal recurring operating expenses. In addition, our Term Loan Facility matures in January 2017, unless we exercise an option to extend the maturity by another year.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at September 30, 2016 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$1,927,384	$635,690	$416,588	$404,178	$470,928
Senior Unsecured Notes — principal (a) (b)	1,858,050	—	—	—	1,858,050
Senior Unsecured Credit Facility — principal (a) (c)	628,358	250,000	378,358	—	—
Interest on borrowings (d)	858,976	155,615	244,010	208,704	250,647
Operating and other lease commitments (e)	170,207	8,399	16,711	13,625	131,472
Capital commitments and tenant expansion allowances (f)	135,616	71,172	22,015	38,915	3,514
Restructuring and other compensation commitments (g)	4,313	3,201	1,112	—	—
	$5,582,904	$1,124,077	$1,078,794	$665,422	$2,714,611

__________

W. P. Carey 9/30/2016 10-Q – 75

(a)
Excludes unamortized deferred financing costs totaling $13.9 million, the unamortized discount on the Senior Unsecured Notes of $8.2 million, and the unamortized fair market value adjustment of $0.1 million resulting from the assumption of property-level debt in connection with the CPA®:15 Merger and CPA®:16 Merger (Note 10).

(b)	Our Senior Unsecured Notes are scheduled to mature from 2023 through 2026.

(c)	Our Revolver is scheduled to mature on January 31, 2018 and our Term Loan Facility is scheduled to mature on January 31, 2017 unless otherwise extended pursuant to their terms.

(d)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at September 30, 2016.

(e)
Operating and other lease commitments consist primarily of rental obligations under ground leases and the future minimum rents payable on the leases for our principal offices. Pursuant to their respective advisory agreements with us, we are reimbursed by the Managed Programs for their share of overhead costs, which includes a portion of those future minimum rent amounts. Our operating lease commitments are presented net of $8.7 million, based on the allocation percentages as of September 30, 2016, which we estimate the Managed Programs will reimburse us for in full.

(f)
Capital commitments include (i) $118.0 million related to build-to-suit expansions, (ii) $16.4 million related to unfunded tenant improvements, including certain discretionary commitments, and (iii) $1.2 million related to other construction commitments.

(g)	Represents severance-related obligations to our former Chief Executive Officer and other former employees (Note 12).

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at September 30, 2016, which consisted primarily of the euro. At September 30, 2016, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

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

W. P. Carey 9/30/2016 10-Q – 76

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

W. P. Carey 9/30/2016 10-Q – 77

Consolidated FFO and AFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to W. P. Carey	$110,943	$21,745	$220,043	$121,209
Adjustments:
Depreciation and amortization of real property	61,396	74,050	209,449	201,629
Gain on sale of real estate, net	(49,126)	(1,779)	(68,070)	(2,980)
Impairment charges	14,441	19,438	49,870	22,711
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(3,254)	(2,632)	(8,541)	(7,925)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO	1,354	1,293	3,994	3,867
Total adjustments	24,811	90,370	186,702	217,302
FFO attributable to W. P. Carey — as defined by NAREIT	135,754	112,115	406,745	338,511
Adjustments:
Above- and below-market rent intangible lease amortization, net (a)	12,564	10,184	23,851	37,154
Straight-line and other rent adjustments (b)	(5,116)	(1,832)	(34,262)	(7,839)
Other amortization and non-cash items (c) (d) (e)	(4,897)	(2,248)	(7,695)	(755)
Stock-based compensation	4,356	3,966	14,964	16,063
Tax benefit – deferred	(2,999)	(1,412)	(22,522)	(4,530)
Loss (gain) on extinguishment of debt	2,072	(2,305)	3,885	(2,305)
Realized losses on foreign currency	1,559	367	2,569	228
Amortization of deferred financing costs (d)	1,007	749	2,271	2,025
Property acquisition and other expenses (f)	—	4,760	5,359	12,333
Restructuring and other compensation (g)	—	—	11,925	—
Allowance for credit losses	—	—	7,064	—
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at AFFO	261	2,460	741	5,120
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	(90)	(156)	1,278	(355)
Total adjustments	8,717	14,533	9,428	57,139
AFFO attributable to W. P. Carey	$144,471	$126,648	$416,173	$395,650

Summary
FFO attributable to W. P. Carey — as defined by NAREIT	$135,754	$112,115	$406,745	$338,511
AFFO attributable to W. P. Carey	$144,471	$126,648	$416,173	$395,650

W. P. Carey 9/30/2016 10-Q – 78

FFO and AFFO from Owned Real Estate were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income from Owned Real Estate attributable to W. P. Carey	$99,972	$20,598	$211,922	$101,818
Adjustments:
Depreciation and amortization of real property	61,396	74,050	209,449	201,629
Gain on sale of real estate, net	(49,126)	(1,779)	(68,070)	(2,980)
Impairment charges	14,441	19,438	49,870	22,711
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(3,254)	(2,632)	(8,541)	(7,925)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO	1,354	1,293	3,994	3,867
Total adjustments	24,811	90,370	186,702	217,302
FFO attributable to W. P. Carey — as defined by NAREIT — Owned Real Estate	124,783	110,968	398,624	319,120
Adjustments:
Above- and below-market rent intangible lease amortization, net (a)	12,564	10,184	23,851	37,154
Straight-line and other rent adjustments (b)	(5,116)	(1,832)	(34,262)	(7,839)
Other amortization and non-cash items (c) (d) (e)	(4,356)	(2,353)	(7,587)	(771)
Tax benefit – deferred	(3,387)	(28)	(19,712)	(3,821)
Loss (gain) on extinguishment of debt	2,072	(2,305)	3,885	(2,305)
Stock-based compensation	1,572	1,468	4,316	5,943
Realized losses on foreign currency	1,559	321	2,518	164
Amortization of deferred financing costs (d)	1,007	749	2,271	2,025
Property acquisition and other expenses (f)	—	3,642	2,975	11,213
Allowance for credit losses	—	—	7,064	—
Restructuring and other compensation (g)	—	—	4,413	—
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at AFFO	884	1,222	1,610	3,882
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	(90)	(156)	1,278	(355)
Total adjustments	6,709	10,912	(7,380)	45,290
AFFO attributable to W. P. Carey — Owned Real Estate	$131,492	$121,880	$391,244	$364,410

Summary
FFO attributable to W. P. Carey — as defined by NAREIT — Owned Real Estate	$124,783	$110,968	$398,624	$319,120
AFFO attributable to W. P. Carey — Owned Real Estate	$131,492	$121,880	$391,244	$364,410

W. P. Carey 9/30/2016 10-Q – 79

FFO and AFFO from Investment Management were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income from Investment Management attributable to W. P. Carey	$10,971	$1,147	$8,121	$19,391
FFO attributable to W. P. Carey — as defined by NAREIT — Investment Management	10,971	1,147	8,121	19,391
Adjustments:
Stock-based compensation	2,784	2,498	10,648	10,120
Other amortization and non-cash items (c)	(541)	105	(108)	16
Tax expense (benefit) – deferred	388	(1,384)	(2,810)	(709)
Property acquisition and other expenses (f)	—	1,118	2,384	1,120
Realized losses on foreign currency	—	46	51	64
Restructuring and other compensation (g)	—	—	7,512	—
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at AFFO	(623)	1,238	(869)	1,238
Total adjustments	2,008	3,621	16,808	11,849
AFFO attributable to W. P. Carey — Investment Management	$12,979	$4,768	$24,929	$31,240

Summary
FFO attributable to W. P. Carey — as defined by NAREIT — Investment Management	$10,971	$1,147	$8,121	$19,391
AFFO attributable to W. P. Carey — Investment Management	$12,979	$4,768	$24,929	$31,240
__________

(a)
Amount for the nine months ended September 30, 2016 includes an adjustment of $15.6 million related to the acceleration of a below-market lease from a tenant of a domestic property that was sold during the period.

(b)
Amount for the nine months ended September 30, 2016 includes an adjustment to exclude $27.2 million of the $32.2 million of lease termination income recognized in connection with a domestic property that was sold during the period, as such amount was determined to be non-core income (Note 15). Amount for the nine months ended September 30, 2016 also reflects an adjustment to include $1.8 million of lease termination income received in December 2015 that represented core income for the nine months ended September 30, 2016.

(c)	Represents primarily unrealized gains and losses from foreign exchange and derivatives.

(d)
Effective July 1, 2016, the amortization of debt premiums and discounts, which was previously included in Other amortization and non-cash items, is included in Amortization of deferred financing costs. Prior periods are retrospectively adjusted to reflect this change. Amortization of debt premiums and discounts for the three months ended September 30, 2016 and 2015 was $0.3 million and $0.7 million, respectively, and for the nine months ended September 30, 2016 and 2015 was $1.7 million and $2.1 million, respectively.

(e)	Amounts for the three and nine months ended September 30, 2016 include an adjustment of $0.6 million to exclude a portion of a gain recognized on the deconsolidation of CESH I (Note 2).

(f)
Amounts for the nine months ended September 30, 2016 are comprised of expenses related to our formal strategic review, which concluded in May 2016. Amounts for the three and nine months ended September 30, 2015 in our Investment Management segment are comprised of expenses related to our formal strategic review.

(g)	Amount represents restructuring and other compensation-related expenses resulting from a reduction in headcount and employment severance arrangements (Note 12).

While we believe that FFO and AFFO are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance. These non-GAAP measures should be used in conjunction with net income as defined by GAAP. FFO and AFFO, or similarly titled measures disclosed by other REITs, may not be comparable to our FFO and AFFO measures.

W. P. Carey 9/30/2016 10-Q – 80

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At September 30, 2016, we estimated that the total fair value of our interest rate swaps and caps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $5.9 million (Note 9).

At September 30, 2016, a significant portion (approximately 82.3%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at September 30, 2016 ranged from 2.0% to 7.8%. The contractual annual interest rates on our variable-rate debt at September 30, 2016 ranged from 0.7% to 6.9%. Our debt obligations are more fully described under Liquidity and Capital Resources – Summary of Financing, in Item 2 above. The following table presents principal cash outflows for the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter, based upon expected maturity dates of our debt obligations outstanding at September 30, 2016 (in thousands):

	2016 (Remainder)	2017	2018	2019	2020	Thereafter	Total	Fair value
Fixed-rate debt (a)	$56,846	$573,117	$135,216	$86,751	$176,746	$2,405,990	$3,434,666	$3,518,185
Variable-rate debt (a)	$37,190	$305,447	$514,342	$13,211	$43,021	$65,915	$979,126	$974,358
__________

(a)	Amounts are based on the exchange rate at September 30, 2016, as applicable.

W. P. Carey 9/30/2016 10-Q – 81

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to interest rate caps, is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at September 30, 2016 would increase or decrease by $7.8 million for each respective 1% change in annual interest rates. As more fully described under Liquidity and Capital Resources – Summary of Financing in Item 2 above, a portion of the debt classified as variable-rate debt in the tables above bore interest at fixed rates at September 30, 2016 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Asia, and Australia, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, and the Australian dollar, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the net cash flow from that investment. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. As part of our investment strategy, we make intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short-term loans, are included in the determination of net income. For the nine months ended September 30, 2016, we recognized net foreign currency transaction losses (included in Other income and (expenses) in the consolidated financial statements) of $0.2 million, primarily due to the strengthening of the U.S. dollar relative to the British pound sterling during the period, partially offset by the weakening of the U.S. dollar relative to the euro during the period. The end-of-period rate for the U.S. dollar in relation to the British pound sterling at September 30, 2016 decreased by 12.6% to $1.2962 from $1.4833 at December 31, 2015. The end-of-period rate for the U.S. dollar in relation to the euro at September 30, 2016 increased by 2.5% to $1.1161 from $1.0887 at December 31, 2015.

The June 23, 2016 referendum by voters in the United Kingdom to exit the European Union, a process commonly referred to as “Brexit,” adversely impacted global markets, including the currencies, and resulted in a sharp decline in the value of the British pound sterling and, to a lesser extent, the euro, as compared to the U.S. dollar. In October 2016, the Prime Minister of the United Kingdom announced that the formal withdrawal process would be triggered in the first quarter of 2017. As a result, the end-of-period rate for the U.S. dollar in relation to the British pound sterling at October 31, 2016 decreased by 6.2% to $1.2155 from $1.2962 at September 30, 2016. Volatility in exchange rates is expected to continue as the United Kingdom negotiates its likely exit from the European Union. As of September 30, 2016, 4.9% and 28.0% of our total ABR was from the United Kingdom and other European Union countries, respectively. We currently hedge a portion of our British pound sterling exposure and our euro exposure through the next 45 months, thereby significantly reducing our currency risk.

Any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.

We enter into foreign currency forward contracts and collars to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. The estimated fair value of our foreign currency forward contracts and collars, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net asset position of $39.4 million at September 30, 2016. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also issued the euro-denominated 2.0% Senior Euro Notes and have borrowed under our Revolver in foreign currencies, including the euro and the British pound sterling. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

W. P. Carey 9/30/2016 10-Q – 82

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of September 30, 2016 for the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter are as follows (in thousands):

Lease Revenues (a)	2016 (Remainder)	2017	2018	2019	2020	Thereafter	Total
Euro (b)	$50,245	$191,498	$180,002	$163,584	$159,448	$1,345,914	$2,090,691
British pound sterling (c)	8,421	33,535	33,719	33,988	34,347	308,385	452,395
Australian dollar (d)	2,897	11,492	11,492	11,492	11,524	159,062	207,959
Other foreign currencies (e)	4,354	17,482	17,711	18,206	16,543	186,745	261,041
	$65,917	$254,007	$242,924	$227,270	$221,862	$2,000,106	$3,012,086

Scheduled debt service payments (principal and interest) for non-recourse mortgage notes payable and Senior Unsecured Notes for our consolidated foreign operations as of September 30, 2016 for the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter are as follows (in thousands):

Debt service (a) (f)	2016 (Remainder)	2017	2018	2019	2020	Thereafter	Total
Euro (b)	$88,433	$376,854	$526,209	$23,025	$64,100	$653,266	$1,731,887
British pound sterling (c)	4,963	813	813	813	813	12,039	20,254
Other foreign currencies (e)	710	11,381	8,872	—	—	—	20,963
	$94,106	$389,048	$535,894	$23,838	$64,913	$665,305	$1,773,104

__________

(a)	Amounts are based on the applicable exchange rates at September 30, 2016. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property level cash flow at September 30, 2016 of $3.6 million. Amounts included the equivalent of $378.4 million borrowed in euro under our Revolver, which is scheduled to mature on January 31, 2018 unless extended pursuant to its terms (Note 10), and the equivalent of $558.1 million of 2.0% Senior Euro Notes outstanding maturing in January 2023 (Note 10).

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property level cash flow at September 30, 2016 of $4.3 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the Australian dollar and the U.S. dollar, there would be a corresponding change in the projected estimated property level cash flow at September 30, 2016 of $2.1 million. There is no related mortgage loan on this investment.

(e)	Other foreign currencies consist of the Canadian dollar, the Malaysian ringgit, the Swedish krona, the Norwegian krone, and the Thai baht.

(f)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at September 30, 2016.

As a result of scheduled balloon payments on certain of our international non-recourse mortgage loans, primarily denominated in euros, projected debt service obligations exceed projected lease revenues in 2016, 2017, and 2018. In 2016, balloon payments totaling $75.8 million are due on five non-recourse mortgage loans that are collateralized by properties that we own with affiliates. In 2017, balloon payments totaling $346.4 million are due on 11 non-recourse mortgage loans that are collateralized by properties that we own with affiliates. In 2018, balloon payments totaling $131.1 million are due on five non-recourse mortgage loans that are collateralized by properties that we own with affiliates. We currently anticipate that, by their respective due dates, we will have refinanced or repaid these loans using our cash resources, including unused capacity on our Revolver and proceeds from dispositions of properties.

W. P. Carey 9/30/2016 10-Q – 83

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in certain areas in excess of 10%, based on the percentage of our consolidated total revenues or ABR. For the nine months ended September 30, 2016, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•	69% related to domestic properties; and

•	31% related to international properties.

At September 30, 2016, our net-lease portfolio, which excludes our operating properties, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our ABR as of that date:

•	63% related to domestic properties;

•	37% related to international properties;

•	28% related to industrial facilities, 25% related to office facilities, 18% related to warehouse facilities, and 16% related to retail facilities; and

•	20% related to the retail stores industry and 10% related to the consumer services industry.

W. P. Carey 9/30/2016 10-Q – 84

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2016 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

W. P. Carey 9/30/2016 10-Q – 85

PART II — OTHER INFORMATION

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
1.1
Underwriting Agreement, dated September 7, 2016, by and among W. P. Carey Inc. and J.P. Morgan Securities LLC, Barclays Capital Inc. and Citigroup Global Markets Inc., as representatives of the several underwriters listed in Schedule 1 thereto
Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed September 12, 2016

4.1	Fourth Supplemental Indenture, dated as of September 12, 2016, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 12, 2016

4.2	Form of Note representing $350 Million Aggregate Principal Amount of 4.250% Senior Notes due 2026	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed September 12, 2016

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from W. P. Carey Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

W. P. Carey 9/30/2016 10-Q – 86

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.
Date:	November 3, 2016
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Interim Chief Financial Officer
(Principal Financial Officer)

Date:	November 3, 2016
		By:	/s/ Arjun Mahalingam
Arjun Mahalingam
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 9/30/2016 10-Q – 87

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
1.1
Underwriting Agreement, dated September 7, 2016, by and among W. P. Carey Inc. and J.P. Morgan Securities LLC, Barclays Capital Inc. and Citigroup Global Markets Inc., as representatives of the several underwriters listed in Schedule 1 thereto
Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed September 12, 2016

4.1	Fourth Supplemental Indenture, dated as of September 12, 2016, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 12, 2016

4.2	Form of Note representing $350 Million Aggregate Principal Amount of 4.250% Senior Notes due 2026	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed September 12, 2016

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from W. P. Carey Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.
Filed herewith