Form 10-K
period 2016-12-31
W. P. Carey Inc.
filed 2017-02-24
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of last business day of the registrant’s most recently completed second fiscal quarter: $7.2 billion.
As of February 17, 2017 there were 106,321,207 shares of Common Stock of registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

W. P. Carey 2016 10-K – 1

Forward-Looking Statements

This Annual Report on Form 10-K, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: capital markets; tenant credit quality; the general economic outlook; our expected range of Adjusted funds from operations, or AFFO; our corporate strategy; our capital structure; our portfolio lease terms; our international exposure and acquisition volume, including the effects of the United Kingdom’s referendum to approve an exit from the European Union; our expectations about tenant bankruptcies and interest coverage; statements regarding estimated or future economic performance and results, including our underlying assumptions, occupancy rate, credit ratings, and possible new acquisitions and dispositions by us and our investment management programs; the Managed Programs discussed herein, including their earnings; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust, or REIT; the impact of a recently issued pronouncement regarding accounting for leases; the amount and timing of any future dividends; our existing or future leverage and debt service obligations; our ability to sell shares under our “at-the-market” program and the use of proceeds from that program; our future prospects for growth; our projected assets under management; our future capital expenditure levels; our future financing transactions; our estimates of growth; and our plans to fund our future liquidity needs. These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition, liquidity, results of operations, AFFO, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors of this Report. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, potential investors are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this presentation, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.
All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part II, Item 8. Financial Statements and Supplementary Data.

W. P. Carey 2016 10-K – 2

PART I

Item 1. Business.

General Development of Business

Overview

W. P. Carey Inc., or W. P. Carey, together with our consolidated subsidiaries and predecessors, is a self-managed diversified REIT and a leading owner and manager of commercial real estate, primarily net leased to companies in the United States and Europe on a long-term basis. The majority of our revenues are lease revenues, which are derived from our owned real estate portfolio. In addition, we earn fee revenue by managing a series of non-traded public and private investment programs through our investment management business.

Our owned real estate portfolio, which we believe is diversified by property type, tenant, tenant industry, and geographic location, is comprised primarily of single-tenant industrial, office, retail, and warehouse facilities that are essential to our corporate tenants’ operations. We have 217 corporate tenants and own 903 properties in 19 countries. As of December 31, 2016, approximately 66% of our contractual minimum annualized base rent, or ABR, was generated by properties located in the United States and approximately 34% was generated by properties located outside the United States, primarily in Western and Northern European countries.

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

Originally founded in 1973, we operated primarily as a sponsor of and advisor to a series of income-generating investment programs under the Corporate Property Associates, or CPA®, brand name; until September 2012, when we reorganized as a REIT in connection with our merger with Corporate Property Associates 15 Incorporated, or CPA®:15, which we refer to as the CPA®:15 Merger. On January 31, 2014, Corporate Property Associates 16 – Global Incorporated, or CPA®:16 – Global, merged with and into us, which we refer to as the CPA®:16 Merger (Note 3).

Our shares of common stock are listed on the New York Stock Exchange under the ticker symbol “WPC.”

Headquartered in New York, we also have offices in Dallas, London, and Amsterdam. At December 31, 2016, we employed 281 individuals.

Financial Information About Segments

Our business operates in two segments: Owned Real Estate and Investment Management, as described below.

Narrative Description of Business

Business Objectives and Strategy

Our primary business objective is to increase stockholder value through accretive acquisitions for our owned real estate portfolio and to grow the assets managed by our investment management operations, which in turn will allow us to grow earnings and to maintain or increase our dividend.

Our investment strategy primarily focuses on owning and actively managing a diverse portfolio of commercial real estate that is net leased to credit-worthy companies globally. We believe that many companies prefer to lease rather than own their corporate real estate. We structure long-term financing for our corporate tenants primarily in the form of sale-leaseback transactions, where we acquire what we believe is a company’s essential real estate and then lease it back to them on a long-term net lease basis, which typically produces a more predictable income stream compared to other types of real estate investments and requires minimal capital expenditures.

W. P. Carey 2016 10-K – 3

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

In addition to managing our owned real estate portfolio, we manage a series of non-traded public and private investment programs with assets under management of approximately $12.9 billion as of December 31, 2016. For each of these programs, we raise equity capital through either public or private offerings of their shares or limited partnership units, invest those funds, and manage their assets in return for fee revenue as specified in our advisory agreements with them.

Since 1979, we have sponsored a series of 17 income-generating investment programs under the CPA® brand name that invest primarily in commercial real estate properties net leased to single tenants. At December 31, 2016, we were the advisor to Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global, and Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global. We were the advisor to CPA®:16 – Global until the CPA®:16 Merger on January 31, 2014. We refer to CPA®:16 – Global, CPA®:17 – Global, and CPA®:18 – Global together as the CPA® REITs.

At December 31, 2016, we were also the advisor to Carey Watermark Investors Incorporated, or CWI 1, and Carey Watermark Investors 2 Incorporated, or CWI 2, two non-traded publicly registered REITs that invest in lodging and lodging-related properties. We refer to CWI 1 and CWI 2 together as the CWI REITs, and, together with the CPA® REITs, as the Managed REITs (Note 4).

At December 31, 2016, we also served as the advisor to Carey Credit Income Fund, or CCIF, a business development company, or BDC, which is the master fund in a master/feeder fund structure. We refer to CCIF and the feeder funds of CCIF, or the CCIF Feeder Funds, collectively as the Managed BDCs. At December 31, 2016, we were also the advisor to Carey European Student Housing Fund I, L.P., or CESH I, a limited partnership formed for the purpose of developing, owning, and operating student housing properties and similar investments in Europe. We refer to the Managed REITs, Managed BDCs, and CESH I collectively as the Managed Programs. See Financial Update in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a summary of the funds we have raised on behalf of the Managed Programs.

We believe that our owned real estate investments provide our stockholders with a stable, growing source of income, primarily from lease revenues. We also believe that the fee income we generate from our advisory contracts with the Managed Programs provides our stockholders with attractive sources of additional income, a portion of which is more variable in nature.

We have two primary reportable segments, Owned Real Estate and Investment Management. These segments are each described below.

Owned Real Estate

We own and invest in commercial real estate properties primarily located in the United States and Europe and leased on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property (Note 18). We earn revenues or equity income from:

•	our wholly owned commercial real estate investments;

•	our co-owned commercial real estate investments;

•	our investments in the shares of the Managed REITs; and

•
our participation in the cash flows of the Managed REITs through distributions of up to 10% of the Available Cash (as defined in the respective advisory agreements) from the operating partnerships of each of the Managed REITs.

W. P. Carey 2016 10-K – 4

Investment Management

We earn revenue as the advisor to the Managed Programs. Under the advisory agreements with the Managed Programs, we perform various services, including but not limited to the day-to-day management of the Managed Programs and transaction-related services, for which we earn revenues as follows:

•	we earn dealer manager fees in connection with the offerings of the Managed Programs;

•	we structure and negotiate investments and debt placement transactions for the Managed REITs and CESH I, for which we earn structuring revenue;

•	we manage the portfolios of the Managed REITs’ and CESH I’s real estate investments and the loans made by CCIF, for which we earn asset-based management revenue;

•
the Managed Programs reimburse us for certain costs that we incur on their behalf, consisting primarily of broker-dealer commissions and marketing costs while we are raising funds for their offerings, and certain personnel and overhead costs;

•
under the limited partnership agreement we have with CESH I, we pay all organization and offering costs on behalf of CESH I, and instead of being reimbursed by CESH I on a dollar-for-dollar basis for those costs, we receive limited partnership units of CESH I; and

•	we may also earn incentive and disposition revenue and receive other compensation in connection with providing liquidity alternatives to the Managed Programs’ stockholders and limited partners.

In addition, we earn equity income from our investment in the shares of CCIF. Our business strategy includes exploring alternatives for expanding our investment management operations beyond advising the existing Managed Programs. Any such expansion could involve the purchase of properties or other investments as principal, either for our owned portfolio or with the intention of transferring such investments to a newly created fund.

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

Tenant/Borrower Evaluation — We evaluate each potential tenant or borrower for its creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history, and capital structure, as well as other factors that may be relevant to a particular investment. We seek opportunities in which we believe the tenant may have a stable or improving credit profile or credit potential that has not been fully recognized by the market. Whether a prospective tenant or borrower is creditworthy is determined by our investment department and our independent investment committee, as described below. We define creditworthiness as a risk-reward relationship appropriate to our investment strategies, which may or may not coincide with ratings issued by the credit rating agencies. As such, creditworthy may not mean “investment grade,” as defined by the credit rating agencies.

We generally seek investments in facilities that we believe are critical to a tenant’s current business and that we believe have a low risk of tenant default. We rate each asset based on the asset’s market and liquidity and also based on how critical the asset is to the tenant’s operations. We also assess the relative risk of the portfolio quarterly. We evaluate the credit quality of our tenants utilizing an internal five-point credit rating scale, with one representing the highest credit quality (investment grade or equivalent) and five representing the lowest (bankruptcy or foreclosure). Investment grade ratings are provided by third-party rating agencies such as Standard & Poor’s Ratings Services or Moody’s Investors Service, although we may determine that a tenant is equivalent to investment grade even if the credit rating agencies have not made that determination. We refer to such tenants as being implied investment grade in this Report. As of December 31, 2016, we had 32 tenants that were rated investment grade. Ratings for other tenants are generated internally utilizing metrics such as interest coverage and debt-to-earnings before interest, taxes, depreciation, and amortization, or EBITDA. These metrics are computed internally based on financial statements obtained from each tenant on a quarterly basis. Under the terms of our lease agreements, tenants are generally required to provide us with periodic financial statements. As of December 31, 2016, we had 185 below-investment grade tenants, including implied investment grade tenants, with a weighted-average credit rating of 3.1.

W. P. Carey 2016 10-K – 5

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

Diversification — We attempt to diversify our owned and managed portfolios to avoid undue dependence on any one particular tenant, borrower, collateral type, geographic location, or tenant/borrower industry. By diversifying the portfolios, we seek to reduce the adverse effect of a single underperforming investment or a downturn in any particular industry or geographic region. While we have not endeavored to maintain any particular standard of diversity in our owned portfolio, we believe that it is reasonably well-diversified.

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

Transaction Provisions to Enhance and Protect Value — We attempt to include provisions in the leases that we believe may help to protect an investment from changes in the operating and financial characteristics of a tenant that may affect the tenant’s ability to satisfy its obligations to us or reduce the value of the investment. Such provisions include covenants requiring our consent for certain specified activities, requiring the tenant to provide indemnification protections and/or security deposits, and requiring the tenant to satisfy specific operating tests. We may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guaranty of such obligations from the tenant’s corporate parent or other entity, or through a letter of credit. This credit enhancement, if obtained, provides us with additional financial security. However, in markets where competition for net-lease transactions is strong, some or all of these provisions may be difficult to obtain. In addition, in some circumstances, tenants may retain the right to repurchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price or the fair market value of the property at the time the option is exercised.

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

Investment Committee — We have an independent investment committee that provides services to us, the CPA® REITs, and CESH I. Our investment department, under the oversight of our chief investment officer, is primarily responsible for evaluating, negotiating, and structuring potential investment opportunities. The investment committee is not directly involved in originating or negotiating potential investments, but instead functions as a separate and final step in the investment process. We place special emphasis on having experienced individuals serve on our investment committee. For 2017, the investment committee has delegated to management the authority to enter into transactions for our own portfolio of less than $100.0 million without the prior approval of the committee, and it retains the authority to identify other categories of transactions that may be entered into without its prior approval.

W. P. Carey 2016 10-K – 6

Financing Strategies

We seek to maintain a conservative capital structure that enhances equity returns, maintains financial flexibility, and enables us to effectively match our assets and liabilities. Since 2014, we have generally repaid all maturing mortgages and purchased all new acquisitions unencumbered by mortgage debt, thereby increasing the level of unencumbered assets on our balance sheet and giving us greater flexibility to issue unsecured bonds in the capital markets. Through the date of this Report, we have issued senior unsecured notes, which we refer to collectively as the Senior Unsecured Notes, as follows (Note 11, Note 20):

•	$500.0 million of 4.6% Senior Notes, issued on March 14, 2014 with a maturity date of April 1, 2024;

•	€500.0 million of 2.0% Senior Notes, issued on January 21, 2015 with a maturity date of January 20, 2023;

•	$450.0 million of 4.0% Senior Notes, issued on January 26, 2015 with a maturity date of February 1, 2025;

•	$350.0 million of 4.25% Senior Notes, issued on September 12, 2016 with a maturity date of October 1, 2026; and

•	€500.0 million of 2.25% Senior Notes, issued in a public offering on January 19, 2017 with a maturity date of July 19, 2024.

As part of this strategy to finance acquisitions and fund working capital needs with unsecured debt, we also utilize our senior credit facility that provides for an unsecured revolving credit facility, or our Revolver, and a term loan facility, or our Term Loan Facility, which we refer to collectively as our Senior Unsecured Credit Facility, and we amended and restated that facility in February 2017 for a total capacity of $1.85 billion, which we refer to as our Amended Credit Facility (Note 20). We have also issued shares of our common stock through public offerings, including through an “at-the-market,” or ATM, program (Note 14). We expect to continue to have access to a wide variety of capital sources, including the public debt and equity markets, although there can be no assurance that such access will be available to us at all times.

Asset Management

We believe that effective management of our assets is essential to maintaining and enhancing property values. Important aspects of asset management include entering into new or modified transactions to meet the evolving needs of current tenants, re-leasing properties, credit and real estate risk analysis, building expansions and redevelopments, and strategic dispositions.

We monitor, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our real estate investments. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments, and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. For international compliance, we often engage third-party asset managers. We review the financial statements of tenants and undertake regular physical inspections of the condition and maintenance of properties. Additionally, we periodically analyze each tenant’s financial condition, the industry in which each tenant operates, and each tenant’s relative strength in its industry.

Our Portfolio

At December 31, 2016, our portfolio had the following characteristics:

•	Number of properties – full or partial ownership interests in 903 net-leased properties and two hotels;

•	Total net-leased square footage – 87.9 million; and

•	Occupancy rate – approximately 99.1%.

For more information about our portfolio, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview.

W. P. Carey 2016 10-K – 7

Tenant/Lease Information

At December 31, 2016, our tenants/leases had the following characteristics:

•	Number of tenants – 217;

•	Investment grade tenants as a percentage of total ABR – 16%;

•	Implied investment grade tenants as a percentage of total ABR – 9%;

•	Weighted-average remaining lease term – 9.7 years;

•	99% of our leases provide rent adjustments as follows:

◦	CPI and similar – 69%

◦	Fixed – 26%

◦	Other – 4%

Competition

We face active competition in both our Owned Real Estate segment and our Investment Management segment from many sources for investment opportunities in commercial properties net leased to tenants both domestically and internationally. In general, we believe that our management’s experience in real estate, credit underwriting, and transaction structuring should allow us to compete effectively for commercial properties. However, competitors may be willing to accept rates of return, lease terms, other transaction terms, or levels of risk that we may find unacceptable.

In our Investment Management segment, we face active competition in raising funds for the Managed Programs, from other funds with similar investment objectives such as non-traded publicly registered funds, publicly traded funds, and private funds (including hedge funds). In addition, we face broad competition from other forms of investment. Currently, we raise substantially all of the investment funds for the Managed Programs from investors within the United States.

Environmental Matters

We and the CPA® REITs have invested, and expect to continue to invest, in properties currently or historically used as industrial, manufacturing, and commercial properties. Under various federal, state, and local environmental laws and regulations, current and former owners and operators of property may have liability for the cost of investigating, cleaning up, or disposing of hazardous materials released at, on, under, in, or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials. As part of our efforts to mitigate these risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property, and we frequently require sellers to address them before closing or obtain contractual protection (indemnities, cash reserves, letters of credit, or other instruments) from property sellers, tenants, a tenant’s parent company, or another third party to address known or potential environmental issues. With respect to our hotels and other operating properties that any of the Managed REITs or CESH I may acquire, which are not subject to net lease arrangements, there is no tenant of the property to provide indemnification, so we may be liable for costs associated with environmental contamination in the event any such circumstances arise after we acquire the property.

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

W. P. Carey 2016 10-K – 8

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

Item 1A. Risk Factors.

Our business, results of operations, financial condition, and ability to pay dividends could be materially adversely affected by various risks and uncertainties, including those enumerated below. These risk factors may have affected, and in the future could affect, our actual operating and financial results, and could cause such results to differ materially from those in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically and we cannot assure you that the factors described below list all risks that may become material to us at any later time.

Risks Related to Our Business

Adverse changes in general economic conditions can negatively affect our business.

Our success is dependent upon general economic conditions in the United States and in the international geographic areas where a substantial number of our investments are located. Adverse changes in economic conditions in the United States or those countries or regions would likely have a negative impact on real estate values and, accordingly, our financial performance, the market prices of our securities, and our ability to pay dividends.

Changes in investor preferences or market conditions could limit our ability to raise funds or make new investments on behalf of the Managed Programs.

In order to raise funds on behalf of the Managed Programs, we have relied predominantly on sales of the Managed Programs’ publicly registered, non-traded securities to individual investors through participating selected dealers. Although we have diversified the selected dealers we use for fundraising on behalf of the Managed Programs, the majority of our fundraising efforts remain channeled through three major selected dealers. If this capital raising method were to become less available as a result of changes in market receptivity to non-liquid investments with high selected dealer fees, regulatory scrutiny, or other reasons, our ability to raise funds and make investments on behalf of the Managed Programs could be adversely affected. While we are not limited to raising funds through selected dealers (for example, some of the Managed Programs have obtained credit facilities for investment), our experience with other fundraising methods is limited.

The U.S. Department of Labor’s regulation expanding the definition of fiduciary investment advice under ERISA could adversely affect our financial condition and results of operations.

On April 6, 2016, the U.S. Department of Labor, or the DOL, issued its final regulation addressing when a person providing investment advice with respect to an employee benefit plan or individual retirement account is considered to be a fiduciary under the Employee Retirement Income Security Act of 1974, or ERISA, and the Internal Revenue Code. The final regulation, which we refer to as the Fiduciary Rule, significantly expands the class of advisers and the scope of investment advice that are subject to fiduciary standards, imposing the same fiduciary standards on advisers to individual retirement accounts that have historically only applied to plans covered under ERISA. The Fiduciary Rule also contains certain exemptions that allow investment advisers to receive compensation for providing investment advice under arrangements that would otherwise be prohibited due to conflicts of interest, such as the Best Interest Contract Exemption and the Principal Transaction Exemption. The Fiduciary Rule was scheduled to take effect on April 10, 2017. However, the memorandum issued by the new presidential administration on February 3, 2017 has caused the DOL to seek a delay of the implementation date from the Office of Management and Budget. As a result, we cannot predict when or how the Fiduciary Rule may be implemented.

The changes required by the Fiduciary Rule have already triggered significant changes in the operations of financial advisors and broker-dealers. The implementation of the Fiduciary Rule could (i) have negative implications on our ability to raise capital from potential investors, including those investing through individual retirement accounts; and (ii) impact our ability to raise funds from individual retirement accounts on behalf of the Managed Programs (as well as any other funds that we may sponsor in the future) through their public or private offerings and affect their operations, as well as the fees we earn by serving as their advisor, which could adversely impact our financial condition and results of operations. In the near term, we believe that these changes have already created uncertainty in the industry, which has negatively impacted fundraising from individual retirement accounts for unlisted REITs and direct participation programs generally.

W. P. Carey 2016 10-K – 9

In addition, the SEC is authorized under the Dodd-Frank Wall Street Reform and Consumer Protection Act to enact its own fiduciary rule; however, it is not clear if or when the SEC intends to release a proposed rule or whether the rule will work in tandem with the DOL regulations to create a uniform set of fiduciary rules.

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

Within the next five years, approximately 19% of our leases, based on our ABR as of December 31, 2016, are due to expire. If these leases are not renewed, or if the properties cannot be re-leased on terms that yield comparable payments, then our lease revenues could be substantially adversely affected. In addition, if the current tenants choose to vacate, we may incur substantial costs in attempting to re-lease such properties. The terms of any new or renewed leases will depend on market conditions prevailing at the time of lease expiration. We may also seek to sell these properties, in which event we may incur losses, depending upon market conditions prevailing at the time of sale. Some of our net leases involve properties that are designed for the particular needs of a tenant. With these properties, we may be required to renovate or make rent concessions in order to lease the property to another tenant. In addition, if we are forced to sell these properties, we may have difficulty selling it to a party other than the tenant due to the property’s unique design. Real estate investments are generally less liquid than many other financial assets, which may limit our ability to quickly adjust our portfolio in response to changes in economic or other conditions. These and other limitations may affect our ability to re-lease or sell properties without adversely affecting returns to stockholders.

There may be competition among us and the CPA® REITs for business opportunities.

We currently manage, and may in the future manage, REITs and other entities that have investment and/or rate of return objectives similar to our own. Those entities may be in competition with us with respect to properties; potential purchasers, sellers and lessees of properties; and mortgage financing opportunities. We have agreed to implement certain procedures to help manage any perceived or actual conflicts between us and the CPA® REITs, including the following:

•	allocating funds based on numerous factors, including available cash, diversification/concentration, transaction size, tax, leverage, and fund life;

•	all transactions where we co-invest with a CPA® REIT are subject to the approval of the independent directors of the applicable CPA® REIT;

•	investment allocations are reviewed as part of the annual advisory contract renewal process of each CPA® REIT; and

•	quarterly review of all of our investment activities and the investment activities of the CPA® REITs by the independent directors of the CPA® REITs.

We are not required to meet any diversification standards; therefore, our investments may become subject to concentration risks.

Subject to our intention to maintain our qualification as a REIT, there are no limitations on the number or value of particular types of investments that we may make. We are not required to meet any diversification standards, including geographic

W. P. Carey 2016 10-K – 10

diversification standards. Therefore, our investments may become concentrated in type or geographic location, which could subject us to significant concentration risks with potentially adverse effects on our investment objectives.

Because we invest in properties located outside the United States, we are exposed to additional risks.

We have invested, and may continue to invest, in properties located outside the United States. At December 31, 2016, our directly owned real estate properties located outside of the United States represented 34% of current ABR. These investments may be affected by factors particular to the local jurisdiction where the property is located and may expose us to additional risks, including:

•
enactment of laws relating to the foreign ownership of property (including expropriation of investments), or laws and regulations relating to our ability to repatriate invested capital, profits, or cash and cash equivalents back to the United States;

•	legal systems where the ability to enforce contractual rights and remedies may be more limited than under U.S. law;

•
difficulty in complying with conflicting obligations in various jurisdictions and the burden of complying with a wide variety of foreign laws, which may be more stringent than U.S. laws (including land use, zoning, and environmental laws);

•
tax requirements vary by country and existing foreign tax laws and interpretations may change (e.g., the on-going implementation of the European Union’s Anti-Tax Avoidance Directive), which may result in additional taxes on our international investments;

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

The failure of our compliance and internal control systems to properly mitigate such additional risks, or of our operating infrastructure to support such international investments, could result in operational failures, regulatory fines, or other governmental sanctions.
In addition, the lack of publicly available information in certain jurisdictions in accordance with U.S. generally accepted accounting principles, or GAAP, could impair our ability to analyze transactions and may cause us to forego an investment opportunity for ourselves or the CPA® REITs. It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet reporting obligations to financial institutions or governmental and regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries. Further, our expertise to date is primarily in the United States and certain countries in Europe and Asia. We have less experience in other international markets and may not be as familiar with the potential risks to our and the CPA® REITs’ investments in these areas, which could cause us to incur losses as a result.

We may engage third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements with respect to properties we own or manage on behalf of the CPA® REITs. Failure to comply with applicable requirements may expose us or our operating subsidiaries to additional liabilities. Our operations in the United Kingdom, the European Economic Area, Australia, and other countries are subject to significant compliance, disclosure, and other obligations. The European Union’s Alternative Investment Fund Managers Directive, or AIFMD, as transposed into national law within the states of the European Economic Area, established a new regulatory regime for alternative investment fund managers, including private equity and hedge fund managers. AIFMD generally applies to managers with a registered office in the European Economic Area managing one or more alternative investments funds. Compliance with the requirements of AIFMD will impose additional compliance burdens and expense on us and could reduce our operating flexibility and fundraising opportunities. AIFMD may also limit our operating flexibility and impact our ability to expand in the European Economic Area or other markets.

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

W. P. Carey 2016 10-K – 11

Economic conditions and regulatory changes leading up to and following the United Kingdom’s potential exit from the European Union could have a material adverse effect on our business and results of operations.

Following a referendum on June 23, 2016, in which voters in the United Kingdom approved an exit from the European Union, it was expected that the British government would initiate a process to leave the European Union (a process commonly referred to as “Brexit”). On January 24, 2017, however, the Supreme Court of the United Kingdom ruled that Parliamentary approval will be required to give the Article 50 Notice that will start the United Kingdom’s withdrawal process. We cannot predict when or how the referendum may be implemented, if at all, and are continuing to assess the potential impact, if any, of these events on our operations, financial condition, and results of operations.

If the referendum is passed into law, negotiations would commence to determine the future terms of the United Kingdom’s relationship with the European Union, including the terms of trade between the United Kingdom and the European Union. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. As described elsewhere in this Report, we own real estate in foreign jurisdictions, including the United Kingdom and other European countries, and we translate revenue denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening U.S. dollar, our reported international lease revenue is reduced because foreign currencies translate into fewer U.S. dollars.

The longer-term effects of Brexit will depend on any agreements that the United Kingdom makes to retain access to European Union markets, either during a transitional period or more permanently. The real estate industry faces substantial uncertainty regarding the impact of the potential exit of the United Kingdom from the European Union. Adverse consequences could include, and are not limited to: global economic uncertainty and deterioration, volatility in currency exchange rates, adverse changes in regulation of the real estate industry, disruptions to the markets we invest in and the tax jurisdictions we operate in (which may adversely impact tax benefits or liabilities in these or other jurisdictions), and/or negative impacts on the operations and financial conditions of our tenants. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Any of these effects of Brexit, among others, could have a material negative impact on our operations, financial condition, and results of operations.

Our participation in joint ventures creates additional risk.

From time to time, we participate in joint ventures to purchase assets together with the CPA® REITs and may do so as well with third parties. There are additional risks involved in joint venture transactions. As a co-investor in a joint venture, we may not be in a position to exercise sole decision-making authority relating to the property, joint venture, or our investment partner. In addition, there is the potential that our investment partner may become bankrupt or that we may have diverging or inconsistent economic or business interests. These diverging interests could, among other things, expose us to liabilities in the joint venture in excess of our proportionate share of those liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that members of our board may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

If we recognize substantial impairment charges on our properties or investments, our net income may be reduced.

We recognized impairment charges totaling $59.3 million for the year ended December 31, 2016. In the future, we may incur substantial impairment charges, which we are required to recognize: (i) whenever we sell a property for less than its carrying value or we determine that the carrying amount of the property is not recoverable and exceeds its fair value; (ii) for direct financing leases, whenever the unguaranteed residual value of the underlying property has declined on an other-than-temporary basis; and (iii) for equity investments, whenever the estimated fair value of the investment’s underlying net assets in comparison with the carrying value of our interest in the investment has declined on an other-than-temporary basis. By their nature, the timing or extent of impairment charges are not predictable. We may incur non-cash impairment charges in the future, which may reduce our net income.

W. P. Carey 2016 10-K – 12

Because we use debt to finance investments, our cash flow could be adversely affected.

Prior to 2014, most of our investments were made by borrowing a portion of the total investment and securing the loan with a mortgage on the property. We generally borrowed on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. Additionally, lenders for our international mortgage loan transactions typically incorporate various covenants and other provisions (including loan to value ratio, debt service coverage ratio, and material adverse changes in the borrower’s or tenant’s business) that can cause a technical loan default. Accordingly, if the real estate value declines or the tenant defaults, the lender would have the right to foreclose on its security. If any of these events were to occur, it could cause us to lose part or all of our investment, which could reduce the value of our portfolio and revenues available for distribution to our stockholders.

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

Our consolidated indebtedness as of December 31, 2016 was approximately $4.4 billion, representing a leverage ratio (total debt less cash to EBITDA) of approximately 5.9. This consolidated indebtedness was comprised of (i) $1.8 billion in Senior Unsecured Notes, (ii) $1.7 billion in non-recourse mortgages, and (iii) $926.7 million outstanding under our Senior Unsecured Credit Facility. Our level of indebtedness and the limitations imposed by our debt agreements could have significant adverse consequences, including the following:

•	it may increase our vulnerability to general adverse economic conditions and limit our flexibility in planning for, or reacting to, changes in our business and industry;

•
we may be required to use a substantial portion of our cash flow from operations for the payment of principal and interest on indebtedness, thereby reducing our ability to fund working capital, acquisitions, capital expenditures, and general corporate requirements;

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

•
we may be unable to hedge our debt; counterparties may fail to honor their obligations under our hedge agreements; our hedge agreements may not effectively protect us from interest rate or currency fluctuation risk; and we will be exposed to existing, and potentially volatile, interest or currency exchange rates upon the expiration of our hedge agreements;

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

If any one of these events were to occur, our business, financial condition, liquidity, results of operations, earnings, and prospects, as well as our ability to satisfy all of our debt obligations (including those under our Senior Unsecured Credit Facility, our Senior Unsecured Notes, or other similar debt securities that we issue), could be materially and adversely affected. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, a circumstance that could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code.

W. P. Carey 2016 10-K – 13

We may not be able to generate sufficient cash flow to meet all of our existing or potential future debt service obligations.

Our ability to meet all of our existing or potential future debt service obligations (including those under our Senior Unsecured Credit Facility and our Senior Unsecured Notes, or other similar debt securities that we issue); to refinance our existing or potential future indebtedness; and to fund our operations, working capital, acquisitions, capital expenditures, and other important business uses; depends on our ability to generate sufficient cash flow in the future. Our future cash flow is subject to, among other factors, general economic, industry, financial, competitive, operating, legislative, and regulatory conditions, many of which are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us on favorable terms, or at all; in amounts sufficient to enable us to meet all of our existing or potential future debt service obligations; or to fund our other important business uses or liquidity needs. Furthermore, if we incur additional indebtedness in connection with future acquisitions or development projects, or for any other purpose, our existing or potential future debt service obligations could increase significantly and our ability to meet those obligations could depend, in large part, on the returns from such acquisitions or projects, as to which no assurance can be given.

We may need to refinance all or a portion of our indebtedness at or prior to maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things, (i) our business, financial condition, liquidity, results of operations, Adjusted funds from operations, or AFFO, prospects, and then-current market conditions; and (ii) restrictions in the agreements governing our indebtedness. As a result, we may not be able to refinance any of our indebtedness or obtain additional financing on favorable terms, or at all.

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

The effective subordination of our Senior Unsecured Notes, or other similar debt securities that we issue, may limit our ability to meet all of our debt service obligations.

Our Senior Unsecured Notes are unsecured and unsubordinated obligations and rank equally in right of payment with each other and with all of our unsecured and unsubordinated indebtedness. However, our Senior Unsecured Notes are effectively subordinated in right of payment to all of our secured indebtedness to the extent of the value of the collateral securing such indebtedness. As of December 31, 2016, we had $1.7 billion of secured consolidated indebtedness outstanding. While the indentures governing our Senior Unsecured Notes limit our ability to incur secured indebtedness in the future, they do not prohibit us from incurring such indebtedness if we and our subsidiaries are in compliance with certain financial ratios and other requirements at the time of incurrence. In the event of a bankruptcy, liquidation, dissolution, reorganization, or similar proceeding with respect to us, the holders of any secured indebtedness will be entitled to proceed directly against the collateral that secures such indebtedness. Therefore, the collateral will not be available for satisfaction of any amounts owed under our unsecured indebtedness, including our Senior Unsecured Notes or similar debt securities that we issue, until such secured indebtedness is satisfied in full.

Our Senior Unsecured Notes are also effectively subordinated to all liabilities, whether secured or unsecured, and any preferred equity of our subsidiaries, which is particularly important because we have no significant operations or assets other than our equity interests in our subsidiaries. In the event of a bankruptcy, liquidation, dissolution, reorganization, or similar proceeding with respect to any of our subsidiaries, we (as a common equity owner of such subsidiary), and therefore holders of our debt (including our Senior Unsecured Notes or similar debt securities that we issue), will be subject to the prior claims of such subsidiary's creditors, including trade creditors and preferred equity holders. As of December 31, 2016, we had consolidated indebtedness of $5.0 billion outstanding, of which $1.7 billion was secured indebtedness issued by certain of our subsidiaries, and no preferred equity.

W. P. Carey 2016 10-K – 14

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

The indentures governing our Senior Unsecured Notes contain restrictive covenants that may limit our ability to expand or fully pursue our business strategies.

The indentures governing our Senior Unsecured Notes contain financial and operating covenants that, among other things, may limit our ability to take specific actions, even if we believe them to be in our best interest (e.g., subject to certain exceptions, our ability to consummate a merger, consolidation, or a transfer of all or substantially all of our consolidated assets to another person is restricted).

In addition, our current debt agreements require us to meet specified financial ratios and the indentures governing our Senior Unsecured Notes require us to (i) limit the amount of our total debt and the amount of our secured debt before incurring new debt, (ii) maintain at all times a specified ratio of unencumbered assets to unsecured debt, and (iii) meet a debt service coverage ratio before incurring new debt. These covenants may restrict our ability to expand or fully pursue our business strategies. Our ability to comply with these and other provisions of our debt agreements may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments, or other events beyond our control. The breach of any of these covenants could result in a default under our indebtedness, which could result in the acceleration of the maturity of such indebtedness and potentially other indebtedness. If any of our indebtedness is accelerated prior to maturity, we may not be able to repay such indebtedness or refinance such indebtedness on favorable terms, or at all.

The market price of our Senior Unsecured Notes may be volatile.

The market price of our Senior Unsecured Notes may be highly volatile and subject to wide fluctuations. The market price of our Senior Unsecured Notes may fluctuate as a result of factors (such as changes in interest rates) that are beyond our control or unrelated to our historical and projected business, financial condition, liquidity, results of operations, earnings, or prospects. It is impossible to assure investors that the market price of our Senior Unsecured Notes will not fall in the future and it may be difficult for investors to resell our Senior Unsecured Notes at prices they find attractive, or at all. Furthermore, while the euro-denominated 2.0% Senior Notes have been listed on the New York Stock Exchange and the euro-denominated 2.25% Senior Notes have been listed on the Global Exchange Market, no assurance can be given that such listings can be maintained or that it will ensure an active trading market for these notes. In addition, there is currently no public market for the other Senior Unsecured Notes. Therefore, if an active trading market does not exist for our Senior Unsecured Notes, investors may not be able to resell them on favorable terms when desired, or at all. The liquidity of the trading market, if any, and the future market price of our Senior Unsecured Notes will depend on many factors, including, among other things, prevailing interest rates; our business, financial condition, liquidity, results of operations, AFFO, and prospects; the market for similar securities; and the state of the overall securities market. It is possible that the market for the Senior Unsecured Notes will be subject to disruptions, which may have a negative effect on the holders of our Senior Unsecured Notes, regardless of our business, financial condition, liquidity, results of operations, AFFO, or prospects.

Volatility and disruption in capital markets could materially and adversely impact us.

The capital markets may experience extreme volatility and disruption, which could make it more difficult to raise capital. If we cannot access the capital markets or if we cannot access capital upon favorable terms, we may be required to liquidate one or more investments in properties at times that may not permit us to realize the maximum return on those investments, which could also result in adverse tax consequences and affect our ability to capitalize on acquisition opportunities and/or meet operational needs. Moreover, market turmoil could lead to decreased consumer confidence and widespread reduction of business activity, which may materially and adversely impact us, including our ability to acquire and dispose of properties.

W. P. Carey 2016 10-K – 15

A downgrade in our credit ratings could materially adversely affect our business and financial condition as well as the market price of our Senior Unsecured Notes.

We plan to manage our operations to maintain investment grade status with a capital structure consistent with our current profile, but there can be no assurance that we will be able to maintain our current credit ratings. Our credit ratings could change based upon, among other things, our historical and projected business, financial condition, liquidity, results of operations, AFFO, and prospects. These ratings are subject to ongoing evaluation by credit rating agencies and we cannot provide any assurance that our ratings will not be changed or withdrawn by a rating agency in the future. If any of the credit rating agencies that have rated us downgrades or lowers our credit rating, or if any credit rating agency indicates that it has placed our rating on a “watch list” for a possible downgrading or lowering, or otherwise indicates that its outlook for our rating is negative, it could have a material adverse effect on our costs and availability of capital, which could in turn have a material adverse effect on us and on our ability to satisfy our debt service obligations (including those under our Senior Unsecured Credit Facility, our Senior Unsecured Notes, or other similar debt securities that we issue) and to pay dividends on our common stock. Furthermore, any such action could negatively impact the market price of our Senior Unsecured Notes.

Certain of our leases permit tenants to purchase a property at a predetermined price, which could limit our realization of any appreciation or result in a loss.

We have granted certain tenants a right to repurchase the properties they lease from us. The purchase price may be a fixed price or it may be based on a formula or the market value at the time of exercise. If a tenant exercises its right to purchase the property and the property’s market value has increased beyond that price, we would not be able to fully realize the appreciation on that property. Additionally, if the price at which the tenant can purchase the property is less than our carrying value (e.g., where the purchase price is based on an appraised value), we may incur a loss. In addition, we may also be unable to reinvest proceeds from these dispositions in investments with similar or better investment returns.

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

W. P. Carey 2016 10-K – 16

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

Most of our properties are occupied by a single tenant; therefore, the success of our investments is materially dependent on the financial stability of these tenants. Revenues from several of our tenants/guarantors constitute a significant percentage of our lease revenues. Our top ten tenants accounted for approximately 31.0% of total ABR at December 31, 2016. Lease payment defaults by tenants could negatively impact our net income and reduce the amounts available for distribution to stockholders. As some of our tenants may not have a recognized credit rating, these tenants may have a higher risk of lease defaults than tenants with a recognized credit rating. In addition, the bankruptcy or default of a tenant could cause the loss of lease payments as well as an increase in the costs incurred to carry the property until it can be re-leased or sold. We have had, and may in the future have, tenants file for bankruptcy protection. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting the investment and re-leasing the property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss.

The bankruptcy or insolvency of tenants or borrowers may cause a reduction in our revenue and an increase in our expenses.

Bankruptcy or insolvency of a tenant or borrower could cause the loss of lease or interest and principal payments, an increase in the costs incurred to carry the property, litigation, a reduction in the value of our shares, and/or a decrease in amounts available for distribution to our stockholders. Under U.S. bankruptcy law, a tenant that is the subject of bankruptcy proceedings has the option of assuming or rejecting any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. The maximum claim will be capped at the amount owed for unpaid rent prior to the bankruptcy (unrelated to the termination), plus the greater of one year’s lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years’ lease payments). In addition, due to the long-term nature of our leases and, in some cases, terms providing for the repurchase of a property by the tenant, a bankruptcy court could recharacterize a net lease transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but we might have rights as a secured creditor. Those rights would not include a right to compel the tenant to timely perform its obligations under the lease but may instead entitle us to “adequate protection,” a bankruptcy concept that applies to protect against a decrease in the value of the property if the value of the property is less than the balance owed to us.

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
In addition, in circumstances where the bankruptcy laws of the United States are considered to be more favorable to debtors and/or their reorganization, entities that are not ordinarily perceived as U.S. entities may seek to take advantage of U.S. bankruptcy laws (an entity would be eligible to be a debtor under the U.S. bankruptcy laws if it had a domicile (state of incorporation or registration), place of business, or assets in the United States). If a tenant became a debtor under U.S. bankruptcy laws, it would then have the option of assuming or rejecting any unexpired lease. As a general matter, after the commencement of bankruptcy proceedings and prior to assumption or rejection of an expired lease, U.S. bankruptcy laws provide that, until such unexpired lease is assumed or rejected, the tenant or its trustee must perform the tenant’s obligations under the lease in a timely manner. However, under certain circumstances, the time period for performance of such obligations may be extended by an order of the bankruptcy court. We and certain of the CPA® programs have had tenants file for bankruptcy protection and have been involved in bankruptcy-related litigation (including with several international tenants). Historically, four of the seventeen CPA® programs temporarily reduced the rate of distributions to their investors as a result of adverse developments involving tenants.

W. P. Carey 2016 10-K – 17

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

Our costs of investigation, remediation, or removal of hazardous or toxic substances, or for third-party claims for damages, may be substantial. The presence of hazardous or toxic substances at any of our properties, or the failure to properly remediate a contaminated property, could (i) give rise to a lien in favor of the government for costs it may incur to address the contamination or (ii) otherwise adversely affect our ability to sell or lease the property or to borrow using the property as collateral. In addition, environmental liabilities, or costs or operating limitations imposed on a tenant by environmental laws, could affect its ability to make rental payments to us. And although we endeavor to avoid doing so, we may be required, in connection with any future divestitures of property, to provide buyers with indemnifications against potential environmental liabilities.

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

Each of the Managed REITs may incur significant debt that, either due to liquidity problems or restrictive covenants contained in their borrowing agreements, could restrict their ability to pay revenue owed to us when due. In addition, the revenue payable under each of our current investment advisory agreements is subject to a variable annual cap based on a formula tied to the assets and income of that Managed REIT. This cap may limit the growth of our investment management revenue. Furthermore, our ability to earn revenue related to the disposition of properties is primarily tied to providing liquidity events for the Managed REIT investors. Our ability to provide such liquidity, and to do so under circumstances that will satisfy the applicable subordination requirements, will depend on market conditions at the relevant time, which may vary considerably over a period of years. In any case, liquidity events typically occur several years apart, and income from our investment management operations is likely to be significantly higher in years when such events occur.

W. P. Carey 2016 10-K – 18

Because the revenue streams from the advisory agreements we have with the Managed REITs are subject to limitation or cancellation, any such termination could have a material adverse effect on our business, results of operations, and financial condition.

The advisory agreements under which we provide services to the Managed REITs are renewable annually and may generally be terminated by each Managed REIT upon 60 days’ notice, with or without cause. Unless otherwise renewed, the advisory agreement with each of the Managed REITs is scheduled to expire on December 31, 2017. There can be no assurance that these agreements will not expire or be terminated. Upon certain terminations, the Managed REITs each have the right, but not the obligation, to repurchase our interests in their operating partnerships at fair market value. If such right is not exercised, we would remain as a limited partner of the respective operating partnerships. Nonetheless, any such termination would have a material adverse effect on our business, results of operations, and financial condition.

The recent changes in both U.S. and international accounting standards regarding operating leases may make the leasing of facilities less attractive to our potential tenants, which could reduce overall demand for our leasing services.

A lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is generally considered to be met if, among other things, the non-cancelable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value at lease inception. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In the first quarter of 2016, both the Financial Accounting Standards Board, or FASB, and the International Accounting Standards Board, or IASB, issued new standards on lease accounting which bring most leases, both existing and new, on the balance sheet for lessees. For lessors, however, the accounting remains largely unchanged and the distinction between operating and finance leases is retained. The new standards also replace existing sale-leaseback guidance with new models applicable to both lessees and lessors. These changes would impact most companies, but are particularly applicable to those that are significant users of real estate. The standards outline a completely new model for accounting by lessees, whereby their rights and obligations under most leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize.

The BDCs are subject to extensive regulation.

We sponsor several closed-end funds in a master/feeder fund structure that have each elected to be treated as a BDC. These BDCs are subject to certain provisions of the Investment Company Act of 1940, as amended, and the rules and regulations thereunder, collectively referred to herein as the Investment Company Act. One of our subsidiaries also serves as the investment adviser for the master fund, CCIF, and is subject to the Investment Advisers Act of 1940, as amended, and the rules and regulations thereunder, collectively referred to herein as the Investment Advisers Act. Failure to comply with such rules and regulations could result in liability and/or adversely affect the operation of the BDCs and our ability to successfully raise funds for the BDCs or to generate revenue as the advisor to CCIF.

The investment advisory agreement with CCIF may be terminated upon short notice.

Under the investment advisory agreement with CCIF, its board of trustees has the right to terminate our subsidiary’s management of CCIF upon 60 days’ prior notice. If our subsidiary is terminated as CCIF’s advisor, (i) we will lose the management and incentive fees that it is paid for managing CCIF and (ii) CCIF may terminate our interest in their revenues, expenses, income, losses, distributions, and capital by paying us an amount equal to the then-present fair market value of our interest (excluding any interest we may have in CCIF’s common shares), as determined between us and CCIF. There can be no assurance that the investment advisory agreement with CCIF will not be terminated. Any such termination would diminish our ability to generate revenue from the BDCs, which could have a material adverse effect on our business, results of operations, and financial condition.

The BDCs may be affected by weak investment performance by portfolio companies in which CCIF invests.

Weak investment returns for the portfolio companies in which CCIF invests may reduce the amount of management and incentive fees that we earn. CCIF may experience weak returns due to general market conditions or underperformance by portfolio companies in which it invests. These factors may also affect CCIF’s ability to invest in new portfolio companies or

W. P. Carey 2016 10-K – 19

reinvest in existing portfolio companies. If such factors continue to persist, CCIF may be forced to liquidate its position in a portfolio company at an inopportune time.

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

W. P. Carey is not currently registered as an Investment Advisor and our failure to do so could subject us to civil and/or criminal penalties.

If the SEC determines that W. P. Carey is an investment advisor, we will have to register as an investment adviser with the SEC pursuant to the Investment Advisers Act. Registration requirements and other obligations imposed upon investment advisers may be costly and burdensome. In addition, if we are deemed to be an investment advisor and are required to register with the SEC as an investment adviser, we will become subject to the requirements of the Investment Advisers Act. The Investment Advisers Act requires: (i) fiduciary duties to clients; (ii) substantive prohibitions and requirements; (iii) contractual requirements; (iv) record-keeping requirements; and (v) administrative oversight by the SEC, primarily by inspection. If we are deemed to be out of compliance with such rules and regulations, we may be subject to civil and/or criminal penalties.

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

W. P. Carey 2016 10-K – 20

Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations, and they require management to make estimates, judgments, and assumptions about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations. We have identified several accounting policies as being critical to the presentation of our financial position and results of operations because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. Because of the inherent uncertainty of the estimates, judgments, and assumptions associated with these critical accounting policies, we cannot provide any assurance that we will not make subsequent significant adjustments to our consolidated financial statements. If our judgments, assumptions, and allocations prove to be incorrect; or if circumstances change; our business, financial condition, revenues, operating expense, results of operations, liquidity, ability to pay dividends, or stock price may be materially adversely affected.

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

W. P. Carey 2016 10-K – 21

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

Future issuances of debt and equity securities may negatively affect the market price of our common stock.

We may issue debt or equity securities or incur additional borrowings in the future. Future issuances of debt securities would rank senior to our common stock upon our liquidation and additional issuances of equity securities would dilute the holdings of our existing common stockholders (and may rank senior to our common stock for the purposes of making distributions), both of which may negatively affect the market price of our common stock.

Upon our liquidation, holders of our debt securities and other loans and preferred stock will receive a distribution of our available assets before common stockholders. If we incur debt in the future, our future interest costs could increase and adversely affect our liquidity, AFFO, and results of operations.

The issuance or sale of substantial amounts of our common stock (directly or through convertible or exchangeable securities, warrants, or options) to raise additional capital, or pursuant to our stock incentive plans; or the perception that such securities are available or that such issuances or sales are likely to occur; could materially and adversely affect the market price of our common stock and our ability to raise capital through future offerings of equity or equity-related securities. However, our future growth will depend, in part, upon our ability to raise additional capital, including through the issuance of equity securities. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis and our charter empowers our board of directors to make significant changes to our stock without stockholder approval. See the risk factor above titled “Our board of directors may modify our authorized shares of stock of any class or series and may create and issue a class or series of common stock or preferred stock without stockholder approval.” Our preferred stock, if any are issued, would likely have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common stockholders.

W. P. Carey 2016 10-K – 22

Because our decision to issue additional debt or equity securities or incur additional borrowings in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature, or success of our future capital raising efforts. Thus, common stockholders bear the risk that our future issuances of debt or equity securities, or our incurrence of additional borrowings, will negatively affect the market price of our common stock.

The trading volume and market price of shares of our common stock may fluctuate or be adversely impacted by various factors.

Our current or historical trading volume and share prices are not indicative of the number of shares of our common stock that will trade going forward or how the market will value shares of our common stock in the future. One factor that may influence the price of our common stock will be our dividend yield relative to yields on other financial instruments (e.g., if an increase in market interest rates results in higher yields on other financial instruments, the market price of our common stock could be adversely affected). In addition, our use of taxable REIT subsidiaries, or TRSs, may cause the market to value our common stock differently than the shares of other REITs, which may not use TRSs as extensively as we do. In addition, the trading volume and market price of our common stock may fluctuate significantly and be adversely impacted in response to a number of factors, including:

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

W. P. Carey 2016 10-K – 23

The occurrence of cyber incidents, or a deficiency in our cyber security, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident could be (i) an intentional attack, which could include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information; or (ii) an unintentional accident or error. As our reliance on technology has increased, so have the risks posed to our systems, both internal and outsourced. We may also store or come into contact with sensitive information and data. If we or our partners fail to comply with applicable privacy or data security laws in handling this information, we could face significant legal and financial exposure to claims of governmental agencies and parties whose privacy is compromised. The three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure. We maintain insurance intended to cover some of these risks, but it may not be sufficient to cover the losses from any future breaches of our systems. We have implemented processes, procedures, and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

Impairment of goodwill may adversely affect our results of operations.

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

•
our board of directors, in its sole discretion, determines whether, when, and in which amounts to make any future distributions to our stockholders based on a number of factors (including, but not limited to: our results of operations and financial condition, capital requirements and borrowing capacity, general economic conditions, tax considerations, maintenance of our REIT status, Maryland law, contractual limitations relating to our indebtedness (such as debt covenant restrictions that may impose limitations on cash payments, future acquisitions and divestitures), and other factors relevant from time to time), therefore, our dividend levels are not guaranteed and may fluctuate; and

•
the amount of dividends that our subsidiaries may distribute to us may be subject to restrictions imposed by state law or regulators, as well as the terms of any current or future indebtedness that these subsidiaries may incur.

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

W. P. Carey 2016 10-K – 24

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

W. P. Carey 2016 10-K – 25

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

In order to meet the REIT distribution requirements and maintain our qualification and taxation as a REIT, we may need to borrow funds, sell assets, or raise equity, even if the then-prevailing market conditions are not favorable for such transactions. If our cash flows are not sufficient to cover our REIT distribution requirements, it could adversely impact our ability to raise short- and long-term debt, sell assets, or offer equity securities in order to fund the distributions required to maintain our qualification and taxation as a REIT. Furthermore, the REIT distribution requirements may increase the financing we need to fund capital expenditures, future growth, and expansion initiatives, which would increase our total leverage.

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

Because the REIT provisions of the Internal Revenue Code limit our ability to hedge effectively, the cost of our hedging may increase and we may incur tax liabilities.

The REIT provisions of the Internal Revenue Code limit our ability to hedge assets and liabilities that are not incurred to acquire or carry real estate. Generally, income from hedging transactions that have been properly identified for tax purposes (which we enter into to manage interest rate risk with respect to borrowings to acquire or carry real estate assets) and income from certain currency hedging transactions related to our non-U.S. operations, do not constitute “gross income” for purposes of the REIT gross income tests (such a hedging transaction is referred to as a “qualifying hedge”). In addition, if we enter into a qualifying hedge, but dispose of the underlying property (or a portion thereof) or the underlying debt (or a portion thereof) is extinguished, we can enter into a hedge of the original qualifying hedge, and income from the subsequent hedge will also not constitute “gross income” for purposes of the REIT gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of the REIT gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs could be subject to tax on

W. P. Carey 2016 10-K – 26

income or gains resulting from such hedges or expose us to greater interest rate risks than we would otherwise want to bear. In addition, losses in any of our TRSs generally will not provide any tax benefit, except for being carried forward for use against future taxable income in the TRSs.

We intend to use TRSs, which may cause us to fail to qualify as a REIT.

To qualify as a REIT for federal income tax purposes, we plan to hold our non-qualifying REIT assets and conduct our non-qualifying REIT income activities in or through one or more TRSs. The net income of our TRSs is not required to be distributed to us and income that is not distributed to us will generally not be subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our TRS interests and certain other non-qualifying assets to exceed 25% of the fair market value of our assets, we would lose tax efficiency and could potentially fail to qualify as a REIT. For taxable years beginning after December 31, 2017, no more than 20% of the value of a REIT’s gross assets may consist of interests in TRSs.

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

Even if we qualify for taxation as a REIT, we may be subject to certain (i) federal, state, local, and foreign taxes on our income and assets, including alternative minimum taxes; (ii) taxes on any undistributed income and state, local, or foreign income; and (iii) franchise, property, and transfer taxes. In addition, we could be required to pay an excise or penalty tax under certain

W. P. Carey 2016 10-K – 27

circumstances in order to utilize one or more relief provisions under the Internal Revenue Code to maintain qualification for taxation as a REIT, which could be significant in amount.

Any TRS assets and operations would continue to be subject, as applicable, to federal and state corporate income taxes and to foreign taxes in the jurisdictions in which those assets and operations are located. Any of these taxes would decrease our earnings and our cash available for distributions to stockholders.

We will also be subject to a federal corporate level tax at the highest regular corporate rate (currently 35% for year 2017) on all or a portion of the gain recognized from a sale of assets formerly held by any C corporation that we acquire on a carry-over basis transaction occurring within a five-year period after we acquire such assets, to the extent the built-in gain based on the fair market value of those assets on the effective date of the REIT election is in excess of our then tax basis. The tax on subsequently sold assets will be based on the fair market value and built-in gain of those assets as of the beginning of our holding period. Gains from the sale of an asset occurring after the specified period will not be subject to this corporate level tax. We expect to have only a de minimis amount of assets subject to these corporate tax rules and do not expect to dispose of any significant assets subject to these corporate tax rules.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal corporate offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our international offices are located in London and Amsterdam. We have additional office space domestically in New York and Dallas. We lease all of these offices and believe these leases are suitable for our operations for the foreseeable future.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview — Net-Leased Portfolio for a discussion of the properties we hold for rental operations and Part II, Item 8. Financial Statements and Supplementary Data — Schedule III — Real Estate and Accumulated Depreciation for a detailed listing of such properties.

W. P. Carey 2016 10-K – 28

Item 3. Legal Proceedings.

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

W. P. Carey 2016 10-K – 29

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock and Distributions

Our common stock is listed on the New York Stock Exchange under the ticker symbol “WPC.” At February 17, 2017 there were 9,083 holders of record of our common stock. The following table shows the high and low prices per share and quarterly cash distributions declared for the past two fiscal years:

	2016			2015
Period	High	Low	Cash Distributions Declared	High	Low	Cash Distributions Declared
First quarter	$62.27	$51.12	$0.9742	$73.88	$65.46	$0.9525
Second quarter	69.44	59.25	0.9800	69.47	58.15	0.9540
Third quarter	72.89	63.83	0.9850	62.55	56.01	0.9550
Fourth quarter	64.35	55.77	0.9900	65.19	57.25	0.9646

Our Amended Credit Facility (as described in Item 7) contains covenants that restrict the amount of distributions that we can pay.

Stock Price Performance Graph

The graph below provides an indicator of cumulative total stockholder returns for our common stock for the period December 31, 2011 to December 31, 2016, as compared with the S&P 500 Index and the FTSE NAREIT Equity REITs Index. The graph assumes a $100 investment on December 31, 2011, together with the reinvestment of all dividends.

W. P. Carey 2016 10-K – 30

	At December 31,
	2011	2012	2013	2014	2015	2016
W. P. Carey Inc. (a)	$100.00	$133.95	$166.17	$200.90	$180.00	$191.77
S&P 500 Index	100.00	116.00	153.57	174.60	177.01	198.18
FTSE NAREIT Equity REITs Index	100.00	118.06	120.97	157.43	162.46	176.30

___________

(a)
Prices in the tables above reflect the price of the listed shares of our predecessor through the date of the CPA®:15 Merger and our REIT conversion on September 28, 2012, as well as the price of our common stock thereafter.

The stock price performance included in this graph is not indicative of future stock price performance.

Securities Authorized for Issuance Under Equity Compensation Plans

This information will be contained in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

W. P. Carey 2016 10-K – 31

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share data):

	Years Ended December 31,
	2016	2015	2014	2013	2012
Operating Data
Revenues from continuing operations (a) (b)	$941,533	$938,383	$908,446	$489,851	$352,361
Income from continuing operations (a) (b) (c)	274,807	185,227	212,751	93,985	87,514
Net income (a) (c) (d)	274,807	185,227	246,069	132,165	62,779
Net income attributable to noncontrolling interests	(7,060)	(12,969)	(6,385)	(32,936)	(607)
Net loss (income) attributable to redeemable noncontrolling interest	—	—	142	(353)	(40)
Net income attributable to W. P. Carey (a) (c) (d)	267,747	172,258	239,826	98,876	62,132

Basic Earnings Per Share:
Income from continuing operations attributable to W. P. Carey	2.50	1.62	2.08	1.22	1.83
Net income attributable to W. P. Carey	2.50	1.62	2.42	1.43	1.30

Diluted Earnings Per Share:
Income from continuing operations attributable to W. P. Carey	2.49	1.61	2.06	1.21	1.80
Net income attributable to W. P. Carey	2.49	1.61	2.39	1.41	1.28

Cash distributions declared per share (e)	3.9292	3.8261	3.6850	3.5000	2.4420
Balance Sheet Data
Total assets (f)	$8,453,954	$8,742,089	$8,641,029	$4,671,965	$4,600,563
Net investments in real estate	5,511,706	5,826,544	5,656,555	2,803,634	2,675,573
Senior Unsecured Notes, net (f)	1,807,200	1,476,084	494,231	—	—
Non-recourse debt, net (f)	1,706,921	2,269,421	2,530,217	1,485,425	1,706,918
Senior credit facilities (f)	926,693	734,704	1,056,648	575,000	253,000
Other Information
Net cash provided by operating activities	$517,771	$477,277	$399,092	$207,908	$80,643
Cash distributions paid	416,655	403,555	347,902	220,395	113,867

__________

(a)
The years ended December 31, 2016, 2015, and 2014 reflect the impact of the CPA®:16 Merger, which was completed on January 31, 2014 (Note 3). All years reflect the impact of the CPA®:15 Merger, which was completed on September 28, 2012.

(b)
Amounts for the years ended December 31, 2016, 2015, and 2014 include the operating results of properties sold or reclassified as held for sale during those years. For the year ended December 31, 2014, operating results of properties held for sale as of December 31, 2013 and sold during 2014, and properties we acquired in the CPA®:16 Merger that were held for sale and sold during 2014, were included in income from discontinued operations. Prior to 2014, operating results of properties sold or held for sale were included in income from discontinued operations (Note 17).

(c)	Amount for the year ended December 31, 2014 includes a Gain on change in control of interests of $105.9 million recognized in connection with the CPA®:16 Merger (Note 3).

(d)	Amounts from year to year will not be comparable primarily due to fluctuations in gains/losses recognized on the sale of real estate and impairment charges.

(e)	The year ended December 31, 2013 includes a special distribution of $0.110 per share paid in January 2014 to stockholders of record at December 31, 2013.

W. P. Carey 2016 10-K – 32

(f)
On January 1, 2016, we adopted ASU 2015-03, which changes the presentation of debt issuance costs (previously recognized as an asset) and requires that they be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability (Note 2). As a result of adopting this guidance, we reclassified deferred financing costs totaling $12.6 million, $7.5 million, $7.0 million, and $8.5 million from Other assets, net to our secured and unsecured debt as of December 31, 2015, 2014, 2013, and 2012, respectively.

W. P. Carey 2016 10-K – 33

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

Business Overview

We provide long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and, as of December 31, 2016, manage an investment portfolio of 1,373 properties, including 903 net-leased properties and two operating properties within our owned real estate portfolio. Our business operates in two segments: Owned Real Estate and Investment Management, as described below.

Owned Real Estate — We own and invest in commercial properties, primarily in the United States and Europe, that are leased to companies, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. We earn lease revenues from our wholly owned and co-owned real estate investments that we control. In addition, we generate equity earnings through our investments in shares of the Managed REITs and certain co-owned real estate investments that we do not control. In addition, through our ownership of special member interests in the operating partnerships of the Managed REITs, we participate in the cash flows of those REITs.

Investment Management — We earn revenue as the advisor to the Managed Programs. Under the advisory agreements with the Managed Programs, we perform various services, including but not limited to the day-to-day management of the Managed Programs and transaction-related services. We earn dealer manager fees in connection with the offerings of the Managed Programs. We structure and negotiate investments and debt placement transactions for certain of the Managed Programs, for which we earn structuring revenue, and we manage their portfolios of real estate investments, for which we earn asset-based management revenue. In addition, we generate equity earnings (losses) through our investment in the shares of CCIF. The Managed Programs reimburse us for certain costs that we incur on their behalf, consisting primarily of broker-dealer commissions and marketing costs while we are raising funds for their public offerings, and certain personnel and overhead costs. We pay all organization and offering costs on behalf of CESH I, and instead of being reimbursed by CESH I on a dollar-for-dollar basis for those costs, we receive limited partnership units of CESH I.

Financial Highlights

During the year ended December 31, 2016, we completed the following activities, as further described below and in the consolidated financial statements:

•
We acquired three investments totaling $530.3 million for our Owned Real Estate segment, with an additional build-to-suit commitment of $128.1 million, and placed one build-to-suit project into service at a cost totaling $13.8 million (Note 5).

•
As part of our active capital recycling program, we disposed of 33 properties and a parcel of vacant land from our Owned Real Estate portfolio for total proceeds of $632.1 million, net of selling costs (Note 17).

•
On September 12, 2016, we issued $350.0 million of 4.25% Senior Notes, at a price of 99.682% of par value, in a registered public offering. These 4.25% Senior Notes have a ten-year term and are scheduled to mature on October 1, 2026 (Note 11).

•	We reduced our mortgage debt outstanding by prepaying or repaying at maturity $405.9 million of non-recourse mortgage loans with a weighted-average interest rate of 5.4% (Note 11).

•
We structured new investments on behalf of the Managed Programs totaling $1.6 billion, increasing our assets under management to $12.9 billion as of December 31, 2016, an increase of approximately 17% as compared to December 31, 2015.

•
We reduced our general and administrative expenses by $20.8 million as compared to 2015, primarily resulting from various cost saving initiatives, including a reduction in force, or RIF, implemented early in 2016.

W. P. Carey 2016 10-K – 34

•	We issued 1,249,836 shares of our common stock under the ATM program at a weighted-average price of $68.52 per share for net proceeds of $84.4 million (Note 14).

•	We declared cash distributions totaling $3.93 per share in the aggregate amount of $415.1 million, comprised of four quarterly dividends per share declared of $0.9742, $0.9800, $0.9850, ad $0.9900.

Consolidated Results

(in thousands, except shares)

	Years Ended December 31,
	2016	2015	2014
Revenues from Owned Real Estate	$755,364	$735,448	$645,383
Reimbursable tenant costs	25,438	22,832	24,862
Revenues from Owned Real Estate (excluding reimbursable tenant costs)	729,926	712,616	620,521

Revenues from Investment Management	186,169	202,935	263,063
Reimbursable costs from affiliates	66,433	55,837	130,212
Revenues from Investment Management (excluding reimbursable costs from affiliates)	119,736	147,098	132,851

Total revenues	941,533	938,383	908,446
Total reimbursable costs	91,871	78,669	155,074
Total revenues (excluding reimbursable costs)	849,662	859,714	753,372

Net income from Owned Real Estate attributable to W. P. Carey	252,353	146,810	228,387
Net income from Investment Management attributable to W. P. Carey	15,394	25,448	11,439
Net income attributable to W. P. Carey (a)	267,747	172,258	239,826

Cash distributions paid	416,655	403,555	347,902

Net cash provided by operating activities	517,771	477,277	399,092
Net cash used in investing activities	(269,806)	(645,185)	(640,226)
Net cash (used in) provided by financing activities	(242,804)	152,537	343,140

Supplemental financial measure:
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Owned Real Estate (b)	518,654	482,773	447,106
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Investment Management (b)	29,043	48,429	33,360
Adjusted funds from operations attributable to W. P. Carey (AFFO) (b)	547,697	531,202	480,466

Diluted weighted-average shares outstanding (c)	107,073,203	106,507,652	99,827,356
__________

(a)	Amount for the year ended December 31, 2014 includes a Gain on change in control of interests of $105.9 million recognized in connection with the CPA®:16 Merger (Note 3).

(b)
We consider the performance metrics listed above, including AFFO, a supplemental measure that is not defined by GAAP, referred to as a non-GAAP measure, to be important measures in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

(c)
Amount for the year ended December 31, 2014 includes the dilutive impact of the 4,600,000 shares issued in the Equity Offering on September 30, 2014 and the 30,729,878 shares issued to stockholders of CPA®:16 – Global in connection with the CPA®:16 Merger on January 31, 2014.

W. P. Carey 2016 10-K – 35

Revenues and Net Income Attributable to W. P. Carey

2016 vs. 2015 — Total revenues increased in 2016 as compared to 2015, primarily due to higher revenues within our Owned Real Estate segment, partially offset by lower revenues within our Investment Management segment. The growth in revenues within our Owned Real Estate segment was generated substantially from lease termination income related to a domestic property sold during 2016 (Note 17), as well as from properties acquired in 2015 and 2016. Investment Management revenue declined primarily as a result of a decrease in structuring revenue due to lower investment volume for the Managed Programs during 2016, partially offset by an increase in asset management revenue, primarily as a result of growth in assets under management for the Managed Programs.

Net income attributable to W. P. Carey increased in 2016 as compared to 2015, primarily driven by an increase in net income from our Owned Real Estate segment, partially offset by a decrease in net income from our Investment Management segment. Within our Owned Real Estate segment, we had increases in lease revenues and in the distributions of Available Cash received from the Managed REITs (Note 4), as well as a decline in interest expense. Dispositions of properties from our Owned Real Estate segment generated higher lease termination income and increased gains on sales in 2016, which were partially offset by increased impairment charges. Net income from our Investment Management segment decreased due to lower structuring revenue in 2016, partially offset by higher asset management revenue and a lower provision for income taxes. Within both segments, we reduced general and administrative expenses in 2016, primarily as a result of implementing cost savings initiatives, including the RIF, for which we recognized one-time restructuring and other compensation expense.

2015 vs. 2014 — Total revenues increased in 2015 as compared to 2014, primarily due to higher revenues within our Owned Real Estate segment. The growth in revenues within our Owned Real Estate segment was generated substantially from the nine investments we acquired during 2015 (Note 5) and the properties we acquired in the CPA®:16 Merger on January 31, 2014, which we owned for the full year ended December 31, 2015 (Note 3). Additionally, total revenues within our Investment Management segment improved as a result of increases in structuring revenue and asset management revenue, due to higher investment volume on behalf of the Managed REITs in 2015 as compared to 2014, which increased our assets under management. These increases were partially offset by the impact of a decrease in the average exchange rate of the U.S. dollar in relation to foreign currencies (primarily the euro) during 2015 as compared to 2014.

Net income attributable to W. P. Carey decreased in 2015 as compared to 2014, primarily due to a Gain on change in control of interests of $105.9 million recognized in connection with the CPA®:16 Merger during 2014 (Note 3), income from properties in discontinued operations recognized during 2014, and an increase in interest expense described below in Results of Operations, partially offset by the increase in total revenues during 2015 as compared to 2014 described above, the reversal of liabilities for German real estate transfer taxes recognized in 2015 (Note 7), lease termination income related to a domestic property that was classified as held for sale as of December 31, 2015 and sold during 2016 (Note 17), and an increase in the distributions of Available Cash received from the Managed REITs, which was driven by growth in assets under management (Note 4).

Net Cash Provided by Operating Activities

2016 vs. 2015 — Net cash provided by operating activities increased in 2016 as compared to 2015, primarily due to the lease termination income received in connection with the sale of a property during 2016, an increase in operating cash flow generated from properties we acquired during 2015 and 2016, and higher distributions of Available Cash received from the Managed REITs, partially offset by a decrease in structuring revenue received in cash from the Managed Programs due to lower investment volume during 2016.

2015 vs. 2014 — Net cash provided by operating activities increased in 2015 as compared to 2014, primarily due to operating cash flow generated from properties we acquired during 2014 and 2015 and the properties we acquired in the CPA®:16 Merger in January 2014, as well as increases in structuring revenue and asset management revenue received in cash from the Managed REITs.

AFFO

2016 vs. 2015 — AFFO increased in 2016 as compared to 2015, primarily due to lower general and administrative expenses, higher asset management revenue, higher distributions of Available Cash received from the Managed REITs, and lower interest expense, partially offset by lower structuring revenue due to lower investment volume for the Managed Programs during 2016.

W. P. Carey 2016 10-K – 36

2015 vs. 2014 — AFFO increased in 2015 as compared to 2014, primarily due to income generated from the nine investments that we acquired during 2015, the full year effect of the CPA®:16 Merger, the increases in structuring revenue and asset management revenue described above, and the increase in distributions of Available Cash received from the Managed REITs, partially offset by the impact of the decrease in the average exchange rate of the U.S. dollar in relation to foreign currencies (primarily the euro) during 2015 as compared to 2014.

Owned Real Estate

Acquisitions

During 2016, we acquired three sale-leaseback investments totaling $530.3 million, inclusive of acquisition-related costs, with an additional commitment of $128.1 million of build-to-suit financing (Note 5), as follows:

•
one investment of $167.7 million in three private school campuses in Coconut Creek and Windermere, Florida and Houston, Texas, with a commitment to fund $128.1 million of build-to-suit financing over the next four years in order to fund expansions of the existing facilities;

•
one investment of $218.2 million in 43 manufacturing facilities in various locations in the United States and six manufacturing facilities in various locations in Canada; in addition, we subsequently acquired a manufacturing facility in San Antonio, Texas from the tenant for $3.8 million (which we consider to be part of the original investment) and simultaneously disposed of a manufacturing facility in Mascouche, Canada, which was acquired as part of the original investment, for the same amount (Note 17); and

•	one investment of $140.7 million for 13 manufacturing facilities and one office facility in various locations in Canada, Mexico, and the United States.

In addition, during 2016 we placed into service a build-to-suit investment at a cost totaling $13.8 million.

Dispositions

During 2016, we sold 30 properties and a parcel of vacant land from our Owned Real Estate portfolio for total proceeds of $542.4 million, net of selling costs, and recorded a net gain on sale of real estate of $42.6 million, inclusive of amounts attributable to noncontrolling interests of $0.9 million. In connection with the sale of one of these properties, we recognized $32.2 million of lease termination income during 2016. We also disposed of three properties with an aggregate carrying value of $56.7 million, either through transferring ownership to the mortgage lender or foreclosure, in satisfaction of mortgage loans encumbering the properties totaling $89.7 million (net of $2.6 million of cash held in escrow that was retained by the mortgage lender for one of these dispositions), resulting in an aggregate net gain of $28.6 million (Note 17).

Financing Transactions

During 2016, we entered into the following financing transactions (Note 11):

•
On September 12, 2016, we issued $350.0 million of 4.25% Senior Notes, at a price of 99.682% of par value, in a registered public offering. These 4.25% Senior Notes have a ten-year term and are scheduled to mature on October 1, 2026.

•
On July 29, 2016, a jointly owned investment with CPA®:17 – Global, which we consolidate, refinanced a non-recourse mortgage loan that had an outstanding balance of $33.8 million with new financing of $34.6 million, inclusive of the amount attributable to a noncontrolling interest of $17.0 million. The previous loan had an interest rate of 5.9% and a maturity date of July 31, 2016. The new loan has a rate of the Euro Interbank Offered Rate, or EURIBOR, plus a 3.3% margin and a term of five years.

During 2016, we prepaid non-recourse mortgage loans totaling $321.7 million, including a mortgage loan of $50.8 million encumbering a property that was sold in August 2016 (Note 17). In connection with these payments, we recognized a loss on extinguishment of debt of $4.1 million during 2016, which was included in Other income and (expenses) in the consolidated financial statements. In addition, we made balloon payments aggregating $84.2 million at maturity on non-recourse mortgage loans during 2016, including a payment of $33.8 million in connection with the refinancing described above.

W. P. Carey 2016 10-K – 37

Composition

As of December 31, 2016, our Owned Real Estate portfolio consisted of 903 net-lease properties, comprising 87.9 million square feet leased to 217 tenants, and two hotels, which are classified as operating properties. As of that date, the weighted-average lease term of the net-lease portfolio was 9.7 years and the occupancy rate was 99.1%.

Investment Management

During 2016, we managed CPA®:17 – Global, CPA®:18 – Global, CWI 1, CWI 2, CCIF, and CESH I. As of December 31, 2016, these Managed Programs had total assets under management of approximately $12.9 billion.

Investment Transactions

During 2016, we structured new investments totaling $1.6 billion on behalf of the Managed REITs and CESH I, from which we earned $47.3 million in structuring revenue.

•	CWI 2: We structured investments in six domestic hotels for an aggregate of $936.0 million, inclusive of acquisition-related costs, on behalf of CWI 2.

•
CPA®:17 – Global: We structured investments in 23 properties and a build-to-suit expansion on an existing property for an aggregate of $240.3 million, inclusive of acquisition-related costs, on behalf of CPA®:17 – Global. Approximately $134.1 million was invested in the United States and $106.2 million was invested in Europe.

•
CPA®:18 – Global: We structured investments in ten properties, a build-to-suit project, and a mezzanine loan collateralized by a portfolio of properties for an aggregate of $200.7 million, inclusive of acquisition-related costs, on behalf of CPA®:18 – Global. Approximately $119.5 million was invested in the United States and $81.2 million was invested internationally.

•	CWI 1: We structured investments in two domestic hotels and a property adjacent to one of these hotels for an aggregate of $108.6 million, inclusive of acquisition-related costs, on behalf of CWI 1.

•	CESH I: We structured three investments in international student housing properties for $73.3 million, inclusive of acquisition-related costs, on behalf of CESH I.

Financing Transactions

During 2016, we arranged mortgage financing totaling $465.5 million for CPA®:17 – Global, $387.6 million for CWI 2, $324.8 million for CWI 1, and $184.9 million for CPA®:18 – Global.

Regulatory Changes

On April 6, 2016, the DOL issued its final regulation addressing when a person providing investment advice with respect to an employee benefit plan or individual retirement account is considered to be a fiduciary under ERISA and the Internal Revenue Code. This Fiduciary Rule significantly expands the class of advisers and the scope of investment advice that are subject to fiduciary standards, imposing the same fiduciary standards on advisers to individual retirement accounts that have historically only applied to plans covered under ERISA. The Fiduciary Rule also contains certain exemptions that allow investment advisers to receive compensation for providing investment advice under arrangements that would otherwise be prohibited due to conflicts of interest, such as the Best Interest Contract Exemption and the Principal Transaction Exemption. The Fiduciary Rule was scheduled to take effect on April 10, 2017. However, the memorandum issued by the new presidential administration on February 3, 2017 has caused the DOL to seek a delay of the implementation date from the Office of Management and Budget. We will continue to monitor how the regulation may be implemented. In anticipation of the effectiveness of this new regulation, some broker-dealers and financial advisors have already made significant changes to their operations, which has led to additional uncertainty in this industry.

W. P. Carey 2016 10-K – 38

Investor Capital Inflows

Fundraising from investment products such as non-traded REITs and non-traded BDCs overall was significantly lower in 2016 as compared to 2015, due in large part to the uncertainty that has resulted from the regulatory changes described above. The investor capital inflows for the funds managed by us during 2016 were as follows:

•
CWI 2 commenced its initial public offering in the first quarter of 2015 and began to admit new stockholders on May 15, 2015. Through December 31, 2016, CWI 2 had raised approximately $616.3 million through its offering, of which $369.3 million was raised during 2016. We earned $4.6 million in Dealer manager fees during 2016 related to this offering.

•
Two CCIF Feeder Funds commenced their respective initial public offerings in the third quarter of 2015 and invest the proceeds that they raise in the master fund, CCIF. Through December 31, 2016, these funds have invested $125.1 million in CCIF, of which $123.1 million was invested during 2016. We earned $1.8 million in Dealer manager fees during 2016 related to these offerings.

•
In May 2016, a new feeder fund of CCIF, Carey Credit Income Fund 2018 T, filed a registration statement on Form N-2 with the SEC to sell up to 102,564,103 shares of common stock and intends to invest the net proceeds from the public offering in CCIF. The registration statement was declared effective by the SEC in October 2016 but fundraising has not yet commenced.

•	CESH I commenced its private placement in July 2016 (Note 4). We earned $1.5 million in Dealer manager fees during 2016 related to this offering.

Significant Developments

Management Changes

On December 7, 2016, we announced that Mr. Thomas E. Zacharias, our chief operating officer and head of asset management, had informed our board of directors of his decision to retire effective March 31, 2017. We do not currently intend to appoint a successor to the office of chief operating officer and all responsibilities associated with that role will be reallocated to other members of our management.

On February 1, 2017, we announced that our board of directors had appointed Ms. ToniAnn Sanzone as our chief financial officer, effective immediately. Ms. Sanzone had been serving as our interim chief financial officer since October 14, 2016, having previously served as our chief accounting officer since June 2015 and, prior to that, as our controller since April 2013 (Note 20).

Issuance of Senior Unsecured Notes

On January 19, 2017, we completed a public offering of €500.0 million of 2.25% Senior Notes, at a price of 99.448% of par value, issued by our wholly owned subsidiary, WPC Eurobond B.V., which are guaranteed by us. These 2.25% Senior Notes have a 7.5-year term and are scheduled to mature on July 19, 2024 (Note 20).

Amended Credit Facility

On February 22, 2017, we amended and restated our Senior Unsecured Credit Facility. We increased the capacity of our unsecured line of credit under our Amended Credit Facility to $1.85 billion, which is comprised of a $1.5 billion revolving line of credit maturing in four years with two six-month extension options, a €236.3 million term loan maturing in five years, and a $100.0 million delayed draw term loan also maturing in five years. The delayed draw term loan may be drawn within one year and allows for borrowings in U.S. dollars, euros, or British pounds sterling. We will incur interest at the London Interbank Offered Rate, or LIBOR, or a LIBOR equivalent, plus 1.00% on the revolving line of credit, EURIBOR plus 1.10% on the term loan, and LIBOR, or a LIBOR equivalent, plus 1.10% on the delayed draw term loan (Note 20).

W. P. Carey 2016 10-K – 39

Portfolio Overview

We intend to continue to acquire a diversified portfolio of income-producing commercial real estate properties and other real estate-related assets. We expect to make these investments both domestically and internationally. Portfolio information is provided on a pro rata basis, unless otherwise noted below, to better illustrate the economic impact of our various net-leased jointly owned investments. See Terms and Definitions below for a description of pro rata amounts.

Portfolio Summary

	As of December 31,
	2016	2015	2014
Number of net-leased properties	903	869	783
Number of operating properties (a)	2	3	4
Number of tenants (net-leased properties)	217	222	219
Total square footage (net-leased properties, in thousands)	87,866	90,120	87,300
Occupancy (net-leased properties)	99.1%	98.8%	98.6%
Weighted-average lease term (net-leased properties, in years)	9.7	9.0	9.1
Number of countries	19	19	18
Total assets (consolidated basis, in thousands)	$8,453,954	$8,742,089	$8,641,029
Net investments in real estate (consolidated basis, in thousands)	5,511,706	5,826,544	5,656,555

	Years Ended December 31,
	2016	2015	2014
Financing obtained — consolidated (in millions) (b)	$384.6	$1,541.7	$1,750.0
Financing obtained — pro rata (in millions) (b)	367.6	1,541.7	1,750.0
Acquisition volume (in millions, pro rata amount equals consolidated amount) (c)	530.3	688.7	906.9
Build-to-suit projects placed into service (in millions, pro rata amount equals consolidated amount)	13.8	53.2	—
New equity investments (in millions)	—	—	25.0
Average U.S. dollar/euro exchange rate	1.1067	1.1099	1.3295
Average U.S. dollar/British pound sterling exchange rate	1.3558	1.5286	1.6482
Change in the U.S. CPI (d)	2.0%	0.7%	0.8%
Change in the German CPI (d)	1.7%	0.3%	0.2%
Change in the Spanish CPI (d)	1.6%	0.1%	(1.0)%
Change in the Finnish CPI (d)	1.0%	(0.2)%	0.5%
Change in the French CPI (d)	0.6%	0.2%	0.1%

__________

(a)
At December 31, 2016, operating properties included two hotel properties acquired in the CPA®:16 Merger with an average occupancy of 82.1% for 2016. During each of 2016 and 2015, we sold one self-storage property (Note 17). At December 31, 2014, operating properties included the two hotel properties and two self-storage properties.

(b)
Both the consolidated and pro rata amounts for 2016 include the issuance of $350.0 million of 4.25% Senior Notes in September 2016. The consolidated amount for 2016 includes the refinancing of a non-recourse mortgage loan for $34.6 million, while the pro rata amount includes our proportionate share of such refinancing of $17.6 million. Amount for 2015 represents the exercise of the accordion feature under our Senior Unsecured Credit Facility in January 2015, which increased our borrowing capacity under our Revolver by $500.0 million, and the issuances of €500.0 million of 2.0% Senior Notes and $450.0 million of 4.0% Senior Notes in January 2015. Amount for 2014 includes $500.0 million of 4.6% Senior Notes and our $1.25 billion Senior Unsecured Credit Facility (Note 11).

W. P. Carey 2016 10-K – 40

(c)
Amount for 2016 excludes an aggregate commitment for $128.1 million of build-to-suit financing (Note 5). Amount for 2016 also excludes $1.9 million for land acquired in connection with build-to-suit or expansion projects (Note 5). Amounts for 2015 and 2014 include acquisition-related costs for business combinations, which were expensed in the consolidated financial statements. We did not complete any business combinations during 2016. Amount for 2014 excludes properties acquired in the CPA®:16 Merger in January 2014 with a total fair value of approximately $3.7 billion (Note 3).

(d)	Many of our lease agreements include contractual increases indexed to changes in the CPI or similar indices in the jurisdictions in which the properties are located.

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at December 31, 2016 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(in thousands, except percentages)

Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	Number of Properties	ABR	ABR Percent
Hellweg Die Profi-Baumärkte GmbH & Co. KG (a)	Retail	Retail Stores	Germany	53	$32,019	4.9%
U-Haul Moving Partners Inc. and Mercury Partners, LP	Self Storage	Cargo Transportation, Consumer Services	Various U.S.	78	31,853	4.8%
State of Andalucia (a)	Office	Sovereign and Public Finance	Spain	70	25,253	3.8%
Pendragon Plc (a)	Retail	Retail Stores, Consumer Services	United Kingdom	73	20,682	3.1%
Marriott Corporation	Hotel	Hotel, Gaming and Leisure	Various U.S.	18	19,774	3.0%
Forterra Building Products (a) (b)	Industrial	Construction and Building	Various U.S. and Canada	49	16,981	2.6%
True Value Company	Warehouse	Retail Stores	Various U.S.	7	15,372	2.3%
OBI Group (a)	Office, Retail	Retail Stores	Poland	18	14,375	2.2%
UTI Holdings, Inc.	Education Facility	Consumer Services	Various U.S.	5	14,359	2.2%
ABC Group Inc. (c)	Industrial, Office, Warehouse	Automotive	Various Canada, Mexico, and U.S.	14	13,771	2.1%
Total				385	$204,439	31.0%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Of the 49 properties leased to Forterra Building Products, 44 are located in the United States and five are located in Canada.

(c)
Of the 14 properties leased to ABC Group Inc., six are located in Canada, four are located in Mexico, and four are located in the United States. Tenant has 15 addresses for 14 properties, subject to three master leases denominated in U.S. dollars.

W. P. Carey 2016 10-K – 41

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	Percent	Square Footage	Percent
United States
South
Texas	$55,891	8.5%	8,217	9.4%
Florida	27,928	4.2%	2,600	3.0%
Georgia	19,795	3.0%	3,293	3.7%
Tennessee	15,317	2.3%	2,306	2.6%
Other (a)	9,717	1.5%	1,987	2.3%
Total South	128,648	19.5%	18,403	21.0%

East
North Carolina	19,680	3.0%	4,518	5.1%
Pennsylvania	18,518	2.8%	2,526	2.9%
New Jersey	18,339	2.8%	1,097	1.2%
New York	18,063	2.7%	1,178	1.3%
Massachusetts	14,895	2.3%	1,390	1.6%
Virginia	8,048	1.2%	1,093	1.2%
Other (a)	24,005	3.6%	4,894	5.6%
Total East	121,548	18.4%	16,696	18.9%

West
California	42,097	6.4%	3,303	3.8%
Arizona	26,434	4.0%	3,049	3.5%
Colorado	10,768	1.6%	1,268	1.4%
Utah	6,781	1.0%	920	1.1%
Other (a)	18,265	2.8%	2,322	2.6%
Total West	104,345	15.8%	10,862	12.4%

Midwest
Illinois	21,041	3.2%	3,246	3.7%
Michigan	11,894	1.8%	1,396	1.6%
Indiana	9,163	1.4%	1,418	1.6%
Ohio	8,407	1.3%	1,911	2.2%
Missouri	6,900	1.1%	1,305	1.5%
Minnesota	6,854	1.0%	811	0.9%
Other (a)	17,065	2.6%	3,080	3.5%
Total Midwest	81,324	12.4%	13,167	15.0%
United States Total	435,865	66.1%	59,128	67.3%

International
Germany	56,683	8.6%	7,131	8.1%
United Kingdom	31,778	4.8%	2,569	2.9%
Spain	26,753	4.1%	2,927	3.3%
Finland	18,707	2.8%	1,588	1.8%
Poland	16,163	2.5%	2,189	2.5%
The Netherlands	13,662	2.1%	2,233	2.6%
France	13,247	2.0%	1,338	1.5%
Canada	12,232	1.9%	2,196	2.5%
Australia	11,162	1.7%	3,160	3.6%
Other (b)	22,677	3.4%	3,407	3.9%
International Total	223,064	33.9%	28,738	32.7%

Total (c)	$658,929	100.0%	87,866	100.0%

W. P. Carey 2016 10-K – 42

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	Percent	Square Footage	Percent
Industrial	$196,803	29.9%	39,781	45.3%
Office	167,609	25.4%	11,650	13.2%
Retail	102,687	15.6%	9,862	11.3%
Warehouse	93,576	14.2%	18,705	21.3%
Self Storage	31,853	4.8%	3,535	4.0%
Other (d)	66,401	10.1%	4,333	4.9%
Total (c)	$658,929	100.0%	87,866	100.0%
__________

(a)
Other properties within South include assets in Louisiana, Alabama, Arkansas, Mississippi, and Oklahoma. Other properties within East include assets in Connecticut, South Carolina, Kentucky, New Hampshire, Maryland, and West Virginia. Other properties within West include assets in Washington, Nevada, Oregon, Wyoming, New Mexico, Alaska, and Montana. Other properties within Midwest include assets in Nebraska, Kansas, Wisconsin, Iowa, South Dakota, and North Dakota.

(b)	Includes assets in Norway, Mexico, Thailand, Hungary, Austria, Sweden, Belgium, Malaysia, and Japan.

(c)	Includes square footage for vacant properties.

(d)	Includes ABR from tenants with the following property types: hotel, education facility, theater, net-lease student housing, and fitness facility.

W. P. Carey 2016 10-K – 43

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	Percent	Square Footage	Percent
Retail Stores (a)	$110,802	16.8%	14,961	17.0%
Consumer Services	68,557	10.4%	5,565	6.3%
Automotive	52,296	7.9%	8,864	10.1%
Sovereign and Public Finance	37,846	5.7%	3,408	3.9%
Construction and Building	35,986	5.5%	8,142	9.3%
Hotel, Gaming, and Leisure	34,614	5.3%	2,254	2.6%
High Tech Industries	33,138	5.0%	2,905	3.3%
Beverage, Food, and Tobacco	29,204	4.4%	6,680	7.6%
Cargo Transportation	27,711	4.2%	3,860	4.4%
Media: Advertising, Printing, and Publishing	27,695	4.2%	1,695	1.9%
Healthcare and Pharmaceuticals	27,537	4.2%	1,988	2.3%
Containers, Packaging, and Glass	26,665	4.1%	5,325	6.1%
Capital Equipment	25,891	3.9%	4,873	5.5%
Wholesale	14,414	2.2%	2,806	3.2%
Business Services	12,060	1.8%	1,730	2.0%
Durable Consumer Goods	11,089	1.7%	2,486	2.8%
Aerospace and Defense	10,697	1.6%	1,183	1.4%
Grocery	10,515	1.6%	1,260	1.4%
Chemicals, Plastics, and Rubber	9,568	1.5%	1,108	1.3%
Metals and Mining	8,885	1.3%	1,341	1.5%
Oil and Gas	8,014	1.2%	368	0.4%
Non-Durable Consumer Goods	7,689	1.2%	1,883	2.1%
Telecommunications	7,254	1.1%	447	0.5%
Banking	7,155	1.1%	596	0.7%
Other (b)	13,647	2.1%	2,138	2.4%
Total	$658,929	100.0%	87,866	100.0%
__________

(a)	Includes automotive dealerships.

(b)
Includes ABR from tenants in the following industries: insurance, electricity, media: broadcasting and subscription, forest products and paper, and environmental industries. Also includes square footage for vacant properties.

W. P. Carey 2016 10-K – 44

Lease Expirations
(in thousands, except percentages and number of leases)

Year of Lease Expiration (a)	Number of Leases Expiring	ABR	Percent	Square Footage	Percent
December 31, 2016 (b)	2	$7,222	1.1%	466	0.5%
2017 (c)	11	8,238	1.3%	1,530	1.7%
2018	11	12,059	1.8%	1,528	1.7%
2019	23	30,459	4.6%	3,375	3.8%
2020	23	34,430	5.2%	3,433	3.9%
2021	81	41,602	6.3%	6,639	7.6%
2022	38	66,337	10.1%	8,732	10.0%
2023	17	38,334	5.8%	5,387	6.1%
2024	43	91,362	13.9%	11,441	13.0%
2025	43	32,344	4.9%	3,553	4.1%
2026	24	21,489	3.3%	3,275	3.7%
2027	27	42,704	6.5%	6,911	7.9%
2028	9	18,693	2.8%	2,166	2.5%
2029	11	19,272	2.9%	2,897	3.3%
2030	11	45,853	7.0%	4,804	5.5%
Thereafter	86	148,531	22.5%	20,910	23.8%
Vacant	—	—	—%	819	0.9%
Total	460	$658,929	100.0%	87,866	100.0%
__________

(a)	Assumes tenant does not exercise any renewal option.

(b)	Reflects ABR for leases that expired on December 31, 2016.

(c)	One month-to-month lease with ABR of $0.1 million is included in 2017 ABR.

Terms and Definitions

Pro Rata Metrics —The portfolio information above contains certain metrics prepared under the pro rata consolidation method. We refer to these metrics as pro rata metrics. We have a number of investments, usually with our affiliates, in which our economic ownership is less than 100%. Under the full consolidation method, we report 100% of the assets, liabilities, revenues, and expenses of those investments that are deemed to be under our control or for which we are deemed to be the primary beneficiary, even if our ownership is less than 100%. Also, for all other jointly owned investments, which we do not control, we report our net investment and our net income or loss from that investment. Under the pro rata consolidation method, we present our proportionate share, based on our economic ownership of these jointly owned investments, of the portfolio metrics of those investments.

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of the date of this Report. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

W. P. Carey 2016 10-K – 45

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

W. P. Carey 2016 10-K – 46

Owned Real Estate

The following table presents the comparative results of our Owned Real Estate segment (in thousands):

	Years Ended December 31,
	2016	2015	Change	2015	2014	Change
Revenues
Lease revenues	$663,463	$656,956	$6,507	$656,956	$573,829	$83,127
Lease termination income and other	35,696	25,145	10,551	25,145	17,767	7,378
Operating property revenues	30,767	30,515	252	30,515	28,925	1,590
Reimbursable tenant costs	25,438	22,832	2,606	22,832	24,862	(2,030)
	755,364	735,448	19,916	735,448	645,383	90,065
Operating Expenses
Depreciation and amortization:
Net-leased properties	266,637	270,241	(3,604)	270,241	228,418	41,823
Operating properties	4,238	4,251	(13)	4,251	3,889	362
Corporate depreciation and amortization	1,399	1,744	(345)	1,744	792	952
	272,274	276,236	(3,962)	276,236	233,099	43,137
Property expenses:
Net-leased properties	26,762	30,080	(3,318)	30,080	16,877	13,203
Reimbursable tenant costs	25,438	22,832	2,606	22,832	24,862	(2,030)
Operating property expenses	22,669	22,119	550	22,119	20,848	1,271
	74,869	75,031	(162)	75,031	62,587	12,444
Impairment charges	59,303	29,906	29,397	29,906	23,067	6,839
General and administrative	34,591	47,676	(13,085)	47,676	38,797	8,879
Stock-based compensation expense	5,224	7,873	(2,649)	7,873	12,659	(4,786)
Restructuring and other compensation	4,413	—	4,413	—	—	—
Merger, property acquisition, and other expenses	2,993	(9,908)	12,901	(9,908)	34,465	(44,373)
	453,667	426,814	26,853	426,814	404,674	22,140
Other Income and Expenses
Interest expense	(183,409)	(194,326)	10,917	(194,326)	(178,122)	(16,204)
Equity in earnings of equity method investments in the Managed REITs and real estate	62,724	52,972	9,752	52,972	44,116	8,856
Other income and (expenses)	3,665	1,952	1,713	1,952	(14,505)	16,457
Gain on change in control of interests	—	—	—	—	105,947	(105,947)
	(117,020)	(139,402)	22,382	(139,402)	(42,564)	(96,838)
Income from continuing operations before income taxes	184,677	169,232	15,445	169,232	198,145	(28,913)
Benefit from (provision for) income taxes	3,418	(17,948)	21,366	(17,948)	916	(18,864)
Income from continuing operations before gain on sale of real estate	188,095	151,284	36,811	151,284	199,061	(47,777)
Income from discontinued operations, net of tax	—	—	—	—	33,318	(33,318)
Gain on sale of real estate, net of tax	71,318	6,487	64,831	6,487	1,581	4,906
Net Income from Owned Real Estate	259,413	157,771	101,642	157,771	233,960	(76,189)
Net income attributable to noncontrolling interests	(7,060)	(10,961)	3,901	(10,961)	(5,573)	(5,388)
Net Income from Owned Real Estate Attributable to W. P. Carey	$252,353	$146,810	$105,543	$146,810	$228,387	$(81,577)

W. P. Carey 2016 10-K – 47

Lease Composition and Leasing Activities

As of December 31, 2016, 94.7% of our net leases, based on ABR, have rent increases, of which 68.7% have adjustments based on CPI or similar indices and 26.0% have fixed rent increases. CPI and similar rent adjustments are based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. Over the next 12 months, fixed rent escalations are scheduled to increase ABR by an average of 2.8%, excluding leases that are set to expire within the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to exchange rate fluctuations in various foreign currencies, primarily the euro.

The following discussion presents a summary of rents on existing properties arising from leases with new tenants and renewed leases with existing tenants for the period presented and, therefore, does not include new acquisitions for our portfolio during the period presented.

During 2016, we entered into six new leases for a total of approximately 0.4 million square feet of leased space. The average rent for the leased space is $10.38 per square foot. We provided a tenant improvement allowance on four of these leases totaling $2.6 million. In addition, during 2016, we extended 16 leases with existing tenants for a total of approximately 3.2 million square feet of leased space. The estimated average new rent for the leased space is $7.17 per square foot, compared to the average former rent of $8.24 per square foot, reflecting current market conditions. We provided a tenant improvement allowance on five of these leases totaling $17.3 million.

W. P. Carey 2016 10-K – 48

Property Level Contribution

The following table presents the Property level contribution for our consolidated net-leased and operating properties, as well as a reconciliation to Net income from Owned Real Estate attributable to W. P. Carey (in thousands):

	Years Ended December 31,
	2016	2015	Change	2015	2014	Change
Existing Net-Leased Properties
Lease revenues	$250,758	$253,364	$(2,606)	$253,364	$259,556	$(6,192)
Property expenses	(5,537)	(8,256)	2,719	(8,256)	(4,715)	(3,541)
Depreciation and amortization	(96,439)	(95,909)	(530)	(95,909)	(100,268)	4,359
Property level contribution	148,782	149,199	(417)	149,199	154,573	(5,374)
Net-Leased Properties Acquired in the CPA®:16 Merger
Lease revenues	217,110	220,640	(3,530)	220,640	211,626	9,014
Property expenses	(10,683)	(10,697)	14	(10,697)	(3,739)	(6,958)
Depreciation and amortization	(81,832)	(87,264)	5,432	(87,264)	(82,994)	(4,270)
Property level contribution	124,595	122,679	1,916	122,679	124,893	(2,214)
Recently Acquired Net-Leased Properties
Lease revenues	142,406	103,244	39,162	103,244	15,796	87,448
Property expenses	(6,898)	(6,207)	(691)	(6,207)	(1,277)	(4,930)
Depreciation and amortization	(58,099)	(49,948)	(8,151)	(49,948)	(6,827)	(43,121)
Property level contribution	77,409	47,089	30,320	47,089	7,692	39,397
Properties Sold or Held for Sale
Lease revenues	53,189	79,708	(26,519)	79,708	86,851	(7,143)
Operating revenues	64	944	(880)	944	1,063	(119)
Property expenses	(3,749)	(5,464)	1,715	(5,464)	(7,739)	2,275
Depreciation and amortization	(30,275)	(37,280)	7,005	(37,280)	(38,539)	1,259
Property level contribution	19,229	37,908	(18,679)	37,908	41,636	(3,728)
Operating Properties
Revenues	30,703	29,571	1,132	29,571	27,862	1,709
Property expenses	(22,564)	(21,575)	(989)	(21,575)	(20,255)	(1,320)
Depreciation and amortization	(4,230)	(4,091)	(139)	(4,091)	(3,679)	(412)
Property level contribution	3,909	3,905	4	3,905	3,928	(23)
Property Level Contribution	373,924	360,780	13,144	360,780	332,722	28,058
Add: Lease termination income and other	35,696	25,145	10,551	25,145	17,767	7,378
Less other expenses:
Impairment charges	(59,303)	(29,906)	(29,397)	(29,906)	(23,067)	(6,839)
General and administrative	(34,591)	(47,676)	13,085	(47,676)	(38,797)	(8,879)
Stock-based compensation expense	(5,224)	(7,873)	2,649	(7,873)	(12,659)	4,786
Restructuring and other compensation	(4,413)	—	(4,413)	—	—	—
Merger, property acquisition, and other expenses	(2,993)	9,908	(12,901)	9,908	(34,465)	44,373
Corporate depreciation and amortization	(1,399)	(1,744)	345	(1,744)	(792)	(952)
Other Income and Expenses
Interest expense	(183,409)	(194,326)	10,917	(194,326)	(178,122)	(16,204)
Equity in earnings of equity method investments in the Managed REITs and real estate	62,724	52,972	9,752	52,972	44,116	8,856
Other income and (expenses)	3,665	1,952	1,713	1,952	(14,505)	16,457
Gain on change in control of interests	—	—	—	—	105,947	(105,947)
	(117,020)	(139,402)	22,382	(139,402)	(42,564)	(96,838)
Income from continuing operations before income taxes and gain on sale of real estate	184,677	169,232	15,445	169,232	198,145	(28,913)
Benefit from (provision for) income taxes	3,418	(17,948)	21,366	(17,948)	916	(18,864)
Income from continuing operations before gain on sale of real estate	188,095	151,284	36,811	151,284	199,061	(47,777)
Income from discontinued operations, net of tax	—	—	—	—	33,318	(33,318)
Gain on sale of real estate, net of tax	71,318	6,487	64,831	6,487	1,581	4,906
Net Income from Owned Real Estate	259,413	157,771	101,642	157,771	233,960	(76,189)
Net income attributable to noncontrolling interests	(7,060)	(10,961)	3,901	(10,961)	(5,573)	(5,388)
Net Income from Owned Real Estate Attributable to W. P. Carey	$252,353	$146,810	$105,543	$146,810	$228,387	$(81,577)

W. P. Carey 2016 10-K – 49

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

Existing Net-Leased Properties

Existing net-leased properties are those that we acquired or placed into service prior to January 1, 2014 and that were not sold or held for sale during the periods presented. For the periods presented, there were 313 existing net-leased properties.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, property level contribution from existing net-leased properties decreased by $0.4 million, due to a decrease in lease revenues of $2.6 million and an increase in depreciation and amortization expense of $0.5 million, partially offset by a decrease in property expenses of $2.7 million. Lease revenues decreased primarily due to the termination of an existing lease on a domestic property that was subsequently demolished and redeveloped into an industrial facility (Note 5). Property expenses decreased primarily due to the conversion of a gross lease into a triple-net lease in November 2015, which decreased non-reimbursable property expenses by $1.6 million.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, property level contribution from existing net-leased properties decreased by $5.4 million, primarily due to a decrease in lease revenues of $6.2 million. Lease revenues decreased by $10.9 million as a result of a decrease in the average exchange rate of the U.S. dollar in relation to foreign currencies (primarily the euro) between the years. This decrease was partially offset by an increase of $4.3 million as a result of scheduled rent increases.

Net-Leased Properties Acquired in the CPA®:16 Merger

Net-leased properties acquired in the CPA®:16 Merger (Note 3) consists of 302 net-leased properties that were held during all periods presented.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, property level contribution from net-leased properties acquired in the CPA®:16 Merger increased by $1.9 million, primarily due to a decrease in depreciation and amortization expense of $5.4 million, partially offset by a decrease in lease revenues of $3.5 million. The decrease in depreciation and amortization was primarily due to the acceleration of amortization of in-place lease intangibles for leases terminated during 2015. Lease revenues decreased due to a termination payment of $3.0 million recorded during 2015 that was amortized into lease revenues over the remaining life of the shortened lease. In addition, during the year ended December 31, 2016, we recorded an allowance for credit losses of $7.1 million on a direct financing lease due to a decline in the estimated amount of future payments we will receive from the tenant, including the possible early termination of the direct financing lease (Note 6), which was included in property expenses. During the year ended December 31, 2015, we recorded an allowance for credit losses of $8.7 million on this property.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, property level contribution from net-leased properties acquired in the CPA®:16 Merger decreased by $2.2 million, primarily due to an increase in property expenses of $7.0 million and an increase in depreciation and amortization expense of $4.3 million, partially offset by an increase in lease revenues of $9.0 million. During the year ended December 31, 2015, we recorded an allowance for credit losses of $8.7 million on a direct financing lease, as described above, which was included in property expenses. Depreciation and amortization expense and lease revenues represent 12 months of activity for the year ended December 31, 2015 as compared to 11 months of activity for the year ended December 31, 2014. The additional month of depreciation and amortization expense resulted in an increase of $8.0 million, partially offset by a decrease of $4.7 million as a result of a decrease in the average exchange rate of the U.S. dollar in relation to foreign currencies (primarily the euro) between the years. The additional month of lease revenues resulted in an increase of $22.5 million, partially offset by a decrease of $13.5 million as a result of the fluctuations in foreign currency described above.

W. P. Carey 2016 10-K – 50

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2013, excluding those acquired in the CPA®:16 Merger. Since January 1, 2014, we acquired 22 investments, comprised of 272 properties, and placed one property into service.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, property level contribution from recently acquired net-leased properties increased by $30.3 million, primarily due to an increase in lease revenues of $39.2 million, partially offset by an increase in depreciation and amortization expense of $8.2 million. Lease revenues increased by $24.7 million as a result of the 66 properties we acquired during the year ended December 31, 2016 and by $15.7 million as a result of the 98 properties we acquired or placed into service during the year ended December 31, 2015. Depreciation and amortization expense increased by $7.1 million primarily as a result of a full year of activity for the 98 properties we acquired or placed into service during the year ended December 31, 2015.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, property level contribution from recently acquired net-leased properties increased by $39.4 million, primarily due to an increase in lease revenues of $87.4 million, partially offset by an increase in depreciation and amortization expense of $43.1 million. Lease revenues increased by $33.5 million as a result of the 98 properties we acquired or placed into service during the year ended December 31, 2015, and by $53.9 million as a result of the 109 properties we acquired during the year ended December 31, 2014. Depreciation and amortization expense increased by $14.2 million as a result of the 98 properties we acquired or placed into service during the year ended December 31, 2015 and by $28.9 million primarily as a result of a full year of activity for the 109 properties we acquired during the year ended December 31, 2014.

Properties Sold or Held for Sale

Properties sold or held for sale discussed in this section represent only those properties that did not qualify for classification as discontinued operations. In addition to the impact on property level contribution related to properties we sold or classified as held for sale during the periods presented, we recognized gains and losses on sale of real estate, lease termination income, impairment charges, and a loss on extinguishment of debt. The impact of these transactions is described in further detail below. We discuss properties sold or held-for sale that did qualify for classification as discontinued operations under Other Revenues and Expenses, and Income from Discontinued Operations, Net of Tax, below and in Note 17.

During the year ended December 31, 2016, we sold 30 properties (one of which was held for sale at December 31, 2015) and a parcel of vacant land. We also disposed of three properties (one of which was held for sale at December 31, 2015) with an aggregate carrying value of $56.7 million, either through transferring ownership to the mortgage lender or foreclosure, in satisfaction of mortgage loans encumbering the properties totaling $92.4 million (Note 17).

In the fourth quarter of 2015, we executed a lease amendment with a tenant in a domestic office building. The amendment extended the lease term an additional 15 years to January 31, 2037 and provided a one-time rent payment of $25.0 million, which was paid to us on December 18, 2015. The lease amendment also provided an option to terminate the lease effective February 29, 2016, with additional lease termination fees of $22.2 million to be paid to us on or five days before February 29, 2016 upon exercise of the option. The tenant exercised the option on January 1, 2016. The aggregate of the additional rent payment of $25.0 million and the lease termination fees of $22.2 million were amortized to lease termination income from the lease amendment date on December 4, 2015 through the end of the non-cancelable lease term on February 29, 2016, resulting in $15.0 million recognized during the year ended December 31, 2015 and $32.2 million recognized during the year ended December 31, 2016 within Lease termination income and other in the consolidated financial statements. In connection with the lease amendment, we defeased the mortgage loan encumbering the property with a principal balance of $36.5 million, and recognized a loss on extinguishment of debt of $5.3 million, which was included in Other income and (expenses) in the consolidated financial statements for the year ended December 31, 2015. In addition, during the fourth quarter of 2015, we entered into an agreement to sell the property to a third party, and the buyer placed a deposit of $12.7 million for the purchase of the property that was held in escrow. At December 31, 2015, this property was classified as held for sale (Note 5). During the three months ended March 31, 2016, we sold the property for proceeds of $44.4 million, net of selling costs, and recognized a loss on the sale of $10.7 million.

During the year ended December 31, 2015, we sold 14 properties, four of which were held for sale at December 31, 2014.

W. P. Carey 2016 10-K – 51

During the year ended December 31, 2014, we sold 13 properties, including a property subject to a direct financing lease that we acquired in the CPA®:16 Merger and a parcel of land that was conveyed to the local government.

Operating Properties

Operating properties consist of our investments in two hotels acquired in the CPA®:16 Merger for all periods presented.

For the years ended December 31, 2016, 2015, and 2014, property level contribution from operating properties was substantially the same.

Other Revenues and Expenses

Lease Termination Income and Other

2016 — For the year ended December 31, 2016, lease termination income and other was $35.7 million, primarily consisting of the $32.2 million of lease termination income related to a domestic property that was sold during the three months ended March 31, 2016, as discussed above (Note 17).

2015 — For the year ended December 31, 2015, lease termination income and other was $25.1 million, primarily consisting of:

•	$15.0 million of lease termination income related to the domestic property that was sold during the three months ended March 31, 2016, as described above (Note 17);

•	$2.7 million in lease termination income related to a tenant paying us at the end of the lease term for costs associated with repairs the tenant was required to make under the terms of the lease;

•	$2.4 million of other income in connection with the termination by the buyer of a purchase and sale agreement on one of our properties; and

•	$2.7 million of lease termination income due to the early termination of two leases during the first quarter of 2015.

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

2016 — For the year ended December 31, 2016, we recognized impairment charges totaling $59.3 million to reduce the carrying values of certain assets to their estimated fair values, consisting of the following:

•	$41.0 million recognized on a portfolio of 14 properties that were sold during 2016 (Note 17);

•
$11.4 million, inclusive of an amount attributable to a noncontrolling interest of $1.2 million, recognized on four vacant properties, one of which was sold in 2016 and two of which were disposed of in January 2017 (Note 20); and

•	$7.0 million recognized on a property that was classified as held for sale as of December 31, 2016 and sold in January 2017 (Note 20).

W. P. Carey 2016 10-K – 52

2015 — For the year ended December 31, 2015, we recognized impairment charges totaling $29.9 million to reduce the carrying values of certain assets to their estimated fair values, consisting of the following:

•	$8.7 million recognized on a property due to the expected expiration of its related lease; this property was disposed of in January 2017 (Note 20);

•	$6.9 million recognized on a property that was demolished in accordance with a plan to redevelop the property (Note 5);

•
$6.9 million, inclusive of an amount attributable to a noncontrolling interest of $1.0 million, recognized on two properties and a parcel of vacant land that are expected to be sold; one of these properties was disposed of in January 2017 (Note 20);

•	$4.1 million recognized on three properties that were disposed of during 2015 or 2016 (Note 17); and

•	$3.3 million recognized on five properties as a result of other-than-temporary declines in the estimated fair values of the buildings’ residual values.

2014 — For the year ended December 31, 2014, we recognized impairment charges totaling $23.1 million to reduce the carrying values of certain assets to their estimated fair values, consisting of the following:

•	$14.0 million recognized on a property as a result of the tenant not renewing its lease; this property was disposed of during 2016 (Note 17);

•	$8.5 million recognized on 13 properties that were sold; and

•	$0.6 million recognized on two properties as a result of other-than-temporary declines in the estimated fair values of the buildings’ residual values.

See Equity in earnings of equity method investments in the Managed REITs and real estate below for an additional impairment charge incurred.

General and Administrative

As discussed in Note 4, certain personnel costs (i.e., those not related to our senior management, our legal transactions team, our broker-dealer, or our investments team) and overhead costs are charged to the CPA® REITs and our Owned Real Estate Segment based on the trailing 12-month reported revenues of the Managed Programs and us, with the remainder borne by our Investment Management segment. Personnel costs related to our senior management, our legal transactions team, and our investments team are allocated to our Owned Real Estate Segment based on the trailing 12-month investment volume. We allocate personnel costs (excluding our senior management, our broker-dealer, and our investments team) and overhead costs to the CWI REITs, the Managed BDCs, and CESH I based on the time incurred by our personnel.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, general and administrative expenses in our Owned Real Estate segment, which excludes restructuring and other compensation expenses as described below, decreased by $13.1 million, primarily due to an overall decline in compensation expense and professional fees as a result of the reduction in headcount, including the RIF, and other cost savings initiatives implemented during 2016. The allocation of personnel and overhead costs to our Owned Real Estate segment also declined as a result of a change in the mix of investment volume on which a portion of the allocation is based. Also contributing to the decrease were commissions to investment officers related to our owned real estate acquisitions, which decreased by $3.4 million during 2016 as compared to 2015, as a result of lower acquisition volume in 2016.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, general and administrative expenses in our Owned Real Estate segment increased by $8.9 million, primarily due to an increase of $5.5 million in general and administrative expenses related to a shift in expenses allocable to our Owned Real Estate segment as a result of the CPA®:16 Merger, in accordance with the allocation formula outlined above. In addition, commissions to investment officers related to our real estate acquisitions increased by $3.4 million due to higher acquisition volume in our owned portfolio during 2015.

Stock-based Compensation Expense

For a description of our equity plans and awards, please see Note 15.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, stock-based compensation expense allocated to the Owned Real Estate segment decreased by $2.6 million, primarily due to the reduction in restricted share units, or RSUs, and performance share units, or PSUs, outstanding as a result of the RIF (Note 13), as well as a reduced allocation of costs resulting

W. P. Carey 2016 10-K – 53

from lower investment volume in our Owned Real Estate segment as compared to the investment volume for the Managed Programs.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, stock-based compensation expense allocated to the Owned Real Estate segment decreased by $4.8 million, primarily due to the higher value of RSUs and PSUs that vested in 2014 as compared to the RSUs and PSUs granted in 2015.

Restructuring and Other Compensation

2016 — For the year ended December 31, 2016, we recorded total restructuring and other compensation expenses of $11.9 million, of which $4.4 million was allocated to our Owned Real Estate segment. Included in the total was $5.1 million of severance related to our employment agreement with our former chief executive officer and $6.8 million related to severance, stock-based compensation, and other costs incurred as part of the employee terminations and RIF during the year (Note 13).

Merger, Property Acquisition, and Other Expenses

Merger, property acquisition, and other expenses consist primarily of acquisition-related costs incurred on investments that are accounted for as business combinations, which are required to be expensed under current accounting guidance, as well as costs incurred related to the formal strategic review that we completed in May 2016 and merger-related expenses incurred in connection with the CPA®:16 Merger.

2016 — For the year ended December 31, 2016, Merger, property acquisition, and other expenses were $3.0 million, which consisted of advisory expenses and professional fees within our Owned Real Estate segment in connection with our formal strategic review.

2015 — For the year ended December 31, 2015, Merger, property acquisition, and other expenses included a reversal of $25.0 million of liabilities for German real estate transfer taxes that were previously recorded in connection with both the CPA®:15 Merger in September 2012 and the restructuring of a German investment, Hellweg Die Profi-Baumärkte GmbH & Co. KG, or Hellweg 2, in October 2013 (Note 7). Based on the German tax authority’s revocation of its previous position on the application of a ruling in Federal German tax court, the obligation to pay the transfer taxes in connection with these transactions was no longer deemed probable of occurring. This benefit was partially offset by property acquisition expenses of $11.5 million and advisory expenses and professional fees of $3.6 million incurred related to our formal strategic review.

2014 — For the year ended December 31, 2014, Merger, property acquisition, and other expenses were $34.5 million, which consisted of merger-related expenses of $30.5 million and property acquisition expenses of $4.0 million. Merger-related expenses during 2014 represent costs incurred in connection with the CPA®:16 Merger, which was completed on January 31, 2014.

Interest Expense

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, interest expense decreased by $10.9 million, primarily due to an overall decrease in our weighted-average interest rate. Our weighted-average interest rate was 3.9% and 4.1% during the years ended December 31, 2016 and 2015, respectively. The weighted-average interest rate of our debt decreased primarily as a result of paying off certain non-recourse mortgage loans with our Revolver, which bears interest at a lower rate than our mortgage loans (Note 11).

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, interest expense increased by $16.2 million as a result of an increase in average outstanding borrowings, partially offset by an overall decrease in our weighted-average interest rate and the impact of the weakening of foreign currencies (primarily the euro) in relation to the U.S. dollar. Average outstanding indebtedness increased to $4.6 billion during 2015 as compared to $3.7 billion during 2014. Our weighted-average interest rate decreased to 4.1% during 2015 as compared to 4.6% during 2014. The decrease in the average exchange rate of the U.S. dollar in relation to foreign currencies between the years resulted in an $8.2 million decrease in interest expense in 2015 as compared to 2014. During 2014, interest expense included $8.0 million related to the amortization of a mortgage loan premium related to an international mortgage loan that matured in December 2014.

W. P. Carey 2016 10-K – 54

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

	Years Ended December 31,
	2016	2015	2014
Equity in earnings of equity method investments in the Managed REITs:
Equity in earnings of equity method investments in the Managed REITs (a) (b)	$4,675	$692	$1,694
Other-than-temporary impairment charges on the Special Member Interest in CPA®:16 – Global’s operating partnership, net of related deferred revenue earned (a)	—	—	(28)
Distributions of Available Cash: (c)
CPA®:16 – Global	—	—	4,751
CPA®:17 – Global	24,765	24,668	20,427
CPA®:18 – Global	7,586	6,317	1,778
CWI 1	9,445	7,120	4,096
CWI 2	3,325	301	—
Equity in earnings of equity method investments in the Managed REITs	49,796	39,098	32,718
Equity in earnings of equity method investments in real estate:
Equity investments acquired in the CPA®:16 Merger (a) (d)	9,866	9,509	8,306
Existing equity investments (e)	1,787	3,090	1,300
Recently acquired equity investment (f)	1,275	1,275	1,018
Equity investments sold	—	—	82
Equity investments consolidated after the CPA®:16 Merger (g)	—	—	692
Total equity in earnings of equity method investments in real estate	12,928	13,874	11,398
Total equity in earnings of equity method investments in the Managed REITs and real estate	$62,724	$52,972	$44,116
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

(b)
Increase for 2016 as compared to 2015 was primarily due to an increase of $3.9 million from our investment in shares of common stock of CPA®:17 – Global, which recognized significant gains on the sale of real estate during 2016.

(c)
We are entitled to receive distributions of our share of earnings up to 10% of the Available Cash from the operating partnerships of each of the Managed REITs, as defined in their respective operating partnership agreements (Note 4). Distributions of Available Cash received and earned from the Managed REITs increased primarily as a result of new investments that they entered into during 2016, 2015, and 2014. We ceased receiving such distributions from CPA®:16 – Global following the CPA®:16 Merger in January 2014 (Note 3).

(d)	We acquired our interests or additional interests in these investments in the CPA®:16 Merger in January 2014 (Note 3).

(e)
Represents equity investments we held prior to January 1, 2014. Equity income on a jointly owned German investment increased by $2.1 million during the year ended December 31, 2015 as compared to 2014, representing our share of the bankruptcy proceeds received (Note 7).

(f)
Represents the equity investment we acquired after December 31, 2013. During the year ended December 31, 2014, we received a preferred equity position in Beach House JV, LLC as part of a sale of a property. The preferred equity, redeemable on March 13, 2019, provides us with a preferred rate of return of 8.5% (Note 7).

(g)	We acquired additional interests in these investments in the CPA®:16 Merger. Subsequent to the CPA®:16 Merger, we consolidate these majority owned or wholly owned investments.

W. P. Carey 2016 10-K – 55

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

2016 — For the year ended December 31, 2016, net other income was $3.7 million. During the year, we recognized realized gains of $9.4 million related to foreign currency forward contracts and foreign currency collars and unrealized gains of $3.7 million recognized primarily on interest rate swaps that did not qualify for hedge accounting. In addition, we recognized a gain of $0.7 million in our Owned Real Estate segment on the deconsolidation of an affiliate, CESH I, once it had raised a sufficient level of funds in its private placement (Note 2). These gains were partially offset by net realized and unrealized losses of $6.2 million recognized on foreign currency transactions as a result of changes in foreign currency exchange rates and a net loss on extinguishment of debt of $4.1 million related to the payoff of mortgage loans (Note 11).

2015 — For the year ended December 31, 2015, net other income was $2.0 million. During the year, we recognized realized gains of $8.0 million related to foreign currency forward contracts, unrealized gains of $4.0 million recognized on interest rate swaps that did not qualify for hedge accounting, and interest income of $1.7 million recognized on our deposits. These gains were partially offset by net realized and unrealized losses of $6.3 million recognized on foreign currency transactions as a result of changes in foreign currency exchange rates and a net loss on extinguishment of debt of $5.6 million primarily related to the disposition of a property and defeasance of a loan encumbering a property classified as held for sale.

2014 — For the year ended December 31, 2014, net other expenses were $14.5 million. During the year, we recognized net realized and unrealized losses of $9.0 million on foreign currency transactions as a result of changes in foreign currency exchange rates. In addition, we recognized a net loss on extinguishment of debt of $6.9 million in connection with the prepayment of several non-recourse mortgage loans. These losses were partially offset by unrealized gains of $3.7 million on the interest rate swaps we acquired from CPA®:15 in the CPA®:15 Merger that did not qualify for hedge accounting.

Gain on Change in Control of Interests

2014 — In connection with the CPA®:16 Merger, we recognized a gain on change in control of interests of $75.7 million related to the difference between the carrying value and the preliminary estimated fair value of our previously held equity interest in shares of CPA®:16 – Global’s common stock (Note 3) during 2014.

The CPA®:16 Merger also resulted in our acquisition of the remaining interests in nine investments in which we already had a joint interest and accounted for under the equity method. Due to the change in control of the nine jointly owned investments that occurred, we recorded a gain on change in control of interests of $30.2 million related to the difference between our carrying values and the preliminary estimated fair values of our previously held equity interests on January 31, 2014. Subsequent to the CPA®:16 Merger, we consolidate these wholly owned investments (Note 3). During the year ended December 31, 2014, one of these investments was sold.

Benefit from (Provision for) Income Taxes

2016 vs. 2015 — For the year ended December 31, 2016, we recorded a benefit from income taxes of $3.4 million, compared to a provision for income taxes of $17.9 million recognized during the year ended December 31, 2015. During 2016, we recorded $17.2 million of deferred tax benefits associated with basis differences on certain foreign properties, primarily resulting from the impairment charges recorded in the period on international properties (Note 9). In addition, current federal, foreign, and state franchise taxes decreased by $5.9 million due to decreases in taxable income on our domestic TRSs and foreign properties.

2015 vs. 2014 — For the year ended December 31, 2015, we recorded a provision for income taxes of $17.9 million, compared to a benefit from income taxes of $0.9 million recognized during the year ended December 31, 2014. Current income taxes increased by $10.3 million primarily due to increases in taxable income on foreign properties resulting from the reversal of prior deductions for German real estate transfer taxes and taxable income generated by foreign investments acquired during the fourth quarter of 2014. In addition, during 2014, we reversed a reserve of $3.3 million for unrecognized tax benefits due to

W. P. Carey 2016 10-K – 56

expirations of the statutes of limitations. Deferred income taxes increased by $5.3 million due to changes in basis differences on certain foreign properties.

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

Gain on Sale of Real Estate, Net of Tax

Gain on sale of real estate, net of tax consists of gain on the sale of properties that were disposed of and that did not qualify for classification as discontinued operations (Note 17). Properties that were sold in 2014 that were not classified as held for sale at December 31, 2013 or upon acquisition in the CPA®:16 Merger did not qualify for classification as discontinued operations.

2016 — During the year ended December 31, 2016, we sold 30 properties and a parcel of vacant land for net proceeds of $542.4 million and recognized a net gain on these sales, net of tax totaling $42.6 million, inclusive of amounts attributable to noncontrolling interests of $0.9 million. In 2016, we transferred ownership of a vacant international property and the related non-recourse mortgage loan, which had a carrying value of $39.8 million and an outstanding balance of $60.9 million, respectively, on the date of transfer, to the mortgage lender, resulting in a net gain of $16.4 million. In addition, a vacant domestic property with an asset carrying value of $13.7 million, which was encumbered by a $24.3 million mortgage loan (net of $2.6 million of cash held in escrow that was retained by the mortgage lender), was foreclosed upon by the mortgage lender, resulting in a net gain of $11.6 million. We also transferred ownership of an international property and the related non-recourse mortgage loan to the mortgage lender. This property was held for sale at December 31, 2015 (Note 5). At the date of the transfer, the property had an asset carrying value of $3.2 million and the related non-recourse mortgage loan had an outstanding balance of $4.5 million, resulting in a net gain of $0.6 million.

2015 — During the year ended December 31, 2015, we sold 13 properties and recognized a net gain on these sales, net of tax totaling $5.9 million. In addition, during July 2015, a vacant domestic property was foreclosed upon and sold, and we recognized a gain of $0.6 million in connection with that disposition.

2014 — For the year ended December 31, 2014, loss on sale of real estate, net of tax was $1.6 million, primarily due to a $6.7 million gain recognized on a property in France that was foreclosed upon and sold, partially offset by a total of $5.1 million of net losses recognized on 13 properties that were sold. During the year ended December 31, 2014, we sold 16 properties, three of which were foreclosed upon, that did not qualify for classification as discontinued operations.

Net Income Attributable to Noncontrolling Interests

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, net income attributable to noncontrolling interests decreased by $3.9 million, primarily due to the noncontrolling interest holder’s portion of the reversal of reserves for German real estate transfer tax liabilities during 2015 discussed above, partially offset by income attributable to noncontrolling interests of $1.5 million recognized during 2016 related to the self-storage property that we sold during the year.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, net income attributable to noncontrolling interests increased by $5.4 million, primarily due to the noncontrolling interest holder’s portion of the reversal of reserves for German real estate transfer tax liabilities during 2015 discussed above.

W. P. Carey 2016 10-K – 57

Investment Management

We earn revenue as the advisor to the Managed Programs. For the periods presented, we acted as advisor to the following affiliated Managed Programs: CPA®:16 – Global (through January 31, 2014), CPA®:17 – Global, CPA®:18 – Global, CWI 1, CWI 2 (since February 9, 2015), CCIF (since February 27, 2015), and CESH I (since June 3, 2016).

The following tables present other operating data that management finds useful in evaluating results of operations (dollars in millions):

	As of December 31,
	2016	2015	2014
Total properties — Managed REITs and CESH I (a)	606	602	519
Assets under management — Managed Programs (b)	$12,874.8	$11,045.3	$9,231.8
Cumulative funds raised — CPA®:18 – Global offering (c) (d)	1,243.5	1,243.5	1,143.1
Cumulative funds raised — CWI 1 offerings (c) (e)	1,153.2	1,153.2	1,153.2
Cumulative funds raised — CWI 2 offering (c) (f)	616.3	247.0	—
Cumulative funds raised — CCIF offering (g)	125.1	2.0	—
Cumulative funds raised — CESH I offering (h)	112.8	—	—

	For the Years Ended December 31,
	2016	2015	2014
Financings structured — Managed REITs	$1,362.8	$1,196.9	$968.0
Investments structured — Managed REITs and CESH I (i)	1,558.9	2,533.9	1,880.1
Funds raised — CPA®:18 – Global offering (c) (d)	—	100.4	905.8
Funds raised — CWI 1 offerings (c) (e)	—	—	577.4
Funds raised — CWI 2 offering (c) (f)	369.3	247.0	—
Funds raised — CCIF offering (g)	123.1	2.0	—
Funds raised — CESH I offering (h)	112.8	—	—
__________

(a)
Includes properties owned by CPA®:17 – Global and CPA®:18 – Global for all periods. Includes hotels owned by CWI 1 for all periods. Includes hotels owned by CWI 2 at December 31, 2016 and 2015. Includes properties owned by CESH I at December 31, 2016.

(b)
Represents the estimated fair value of the real estate assets owned by the Managed REITs, which was calculated by us as the advisor to the Managed REITs based in part upon third-party appraisals, plus cash and cash equivalents, less distributions payable. Amounts as of December 31, 2016 and 2015 include the fair value of the investment assets, plus cash, owned by CCIF. Amount as of December 31, 2016 also includes the fair value of the investment assets, plus cash, owned by CESH I.

(c)	Excludes reinvested distributions through each entity’s distribution reinvestment plan.

(d)	Reflects funds raised from CPA®:18 – Global’s initial public offering, which commenced in May 2013 and closed in April 2015.

(e)	Reflects funds raised in CWI 1’s initial public offering, which closed in September 2013, and CWI 1’s follow-on offering, which commenced in December 2013 and closed in December 2014.

(f)	Reflects funds raised from CWI 2’s initial public offering, which commenced in February 2015.

(g)	We began to raise funds on behalf of the CCIF Feeder Funds in the fourth quarter of 2015. Amount represents funding from the CCIF Feeder Funds to CCIF.

(h)	Reflects funds raised from CESH I’s private placement, which commenced in July 2016 (Note 4).

(i)	Includes acquisition-related costs.

W. P. Carey 2016 10-K – 58

Below is a summary of comparative results of our Investment Management segment (in thousands):

	Years Ended December 31,
	2016	2015	Change	2015	2014	Change
Revenues
Reimbursable costs from affiliates	$66,433	$55,837	$10,596	$55,837	$130,212	$(74,375)
Asset management revenue	61,971	49,984	11,987	49,984	38,063	11,921
Structuring revenue	47,328	92,117	(44,789)	92,117	71,256	20,861
Dealer manager fees	8,002	4,794	3,208	4,794	23,532	(18,738)
Other advisory revenue	2,435	203	2,232	203	—	203
	186,169	202,935	(16,766)	202,935	263,063	(60,128)
Operating Expenses
Reimbursable costs from affiliates	66,433	55,837	10,596	55,837	130,212	(74,375)
General and administrative	47,761	55,496	(7,735)	55,496	52,791	2,705
Subadvisor fees	14,141	11,303	2,838	11,303	5,501	5,802
Dealer manager fees and expenses	12,808	11,403	1,405	11,403	21,760	(10,357)
Stock-based compensation expense	12,791	13,753	(962)	13,753	18,416	(4,663)
Restructuring and other compensation	7,512	—	7,512	—	—	—
Depreciation and amortization	4,236	4,079	157	4,079	4,024	55
Property acquisition and other expenses	2,384	2,144	240	2,144	—	2,144
	168,066	154,015	14,051	154,015	232,704	(78,689)
Other Income and Expenses
Other income and (expenses)	2,002	161	1,841	161	275	(114)
Equity in earnings (losses) of equity method investment in CCIF	1,995	(1,952)	3,947	(1,952)	—	(1,952)
	3,997	(1,791)	5,788	(1,791)	275	(2,066)
Income from continuing operations before income taxes	22,100	47,129	(25,029)	47,129	30,634	16,495
Provision for income taxes	(6,706)	(19,673)	12,967	(19,673)	(18,525)	(1,148)
Net Income from Investment Management	15,394	27,456	(12,062)	27,456	12,109	15,347
Net income attributable to noncontrolling interests	—	(2,008)	2,008	(2,008)	(812)	(1,196)
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	142	(142)
Net Income from Investment Management Attributable to W. P. Carey	$15,394	$25,448	$(10,054)	$25,448	$11,439	$14,009

Reimbursable Costs from Affiliates

Reimbursable costs from affiliates represent costs incurred by us on behalf of the Managed Programs, consisting primarily of broker-dealer commissions and marketing and personnel costs, which are reimbursed by the Managed Programs and are reflected as a component of both revenues and expenses.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, reimbursable costs increased by $10.6 million, primarily due to an increase of $12.8 million of commissions paid to broker-dealers related to CWI 2’s initial public offering, which began in February 2015; an increase of $8.0 million of commissions paid to broker-dealers related to CESH I’s private placement, which began in July 2016; and $4.8 million of commissions paid to broker-dealers related to the sale of two of the CCIF Feeder Funds’ shares, which began in the fourth quarter of 2015. These increases were partially offset by the cessation of commissions paid to broker-dealers related to the CPA®:18 – Global initial public offering, which closed in April 2015, and totaled $13.1 million in that year; and a decrease of $2.7 million in personnel costs reimbursed to us by the Managed Programs.

W. P. Carey 2016 10-K – 59

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, reimbursable costs decreased by $74.4 million, primarily due to decreases of $53.2 million in commissions paid to broker-dealers related to the CPA®:18 – Global initial public offering, which closed in April 2015. In addition, commissions paid to broker-dealers related to CWI 1’s follow-on offering, which closed in December 2014, were $46.4 million during 2014. These decreases were partially offset by $16.3 million of commissions paid to broker-dealers during 2015 related to CWI 2’s initial public offering, which began in February 2015, and increases in personnel costs reimbursed by the Managed REITs of $4.4 million during 2015 as compared to 2014, primarily due to additional headcount.

Asset Management Revenue

We earn asset management revenue from the Managed REITs based on the value of their real estate-related and lodging-related assets under management. We also earn asset management revenue from CCIF based on the average of its gross assets at fair value and from CESH I based on its gross assets at fair value. This asset management revenue may increase or decrease depending upon (i) increases in the Managed Programs’ asset bases as a result of new investments; (ii) decreases in the Managed Programs’ asset bases as a result of sales of investments; (iii) increases or decreases in the appraised value of the real estate-related and lodging-related assets in the investment portfolios of the Managed REITs and CESH I; and (iv) increases or decreases in the fair value of CCIF’s investment portfolio.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, asset management revenue increased by $12.0 million as a result of the growth in assets under management due to investments acquired during 2016. Asset management revenue increased by $3.4 million from CWI 2, $3.1 million from CCIF, $2.5 million from CPA®:18 – Global, $2.4 million from CWI 1, and $0.5 million from CPA®:17 – Global.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, asset management revenue increased by $11.9 million as a result of the growth in assets under management due to investments acquired during 2015. Asset management revenue increased by $5.0 million from CPA®:18 – Global, $4.5 million from CWI 1, and $2.6 million from CPA®:17 – Global. Additionally, asset management revenue from CWI 2 was $1.0 million during 2015 as a result of new investments that it entered into since the commencement of its offering in February 2015. Asset management revenue from CCIF was $0.4 million during 2015. These increases were partially offset by a decrease of $1.4 million as a result of the cessation of asset management revenue earned from CPA®:16 – Global after the CPA®:16 Merger on January 31, 2014.

Structuring Revenue

We earn structuring revenue when we structure investments and debt placement transactions for the Managed REITs and CESH I. Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, structuring revenue decreased by $44.8 million. Structuring revenue from CPA®:18 – Global, CWI 1, and CPA®:17 – Global decreased by $42.2 million, $14.3 million, and $4.5 million, respectively, as a result of lower investment volume in 2016 as compared to 2015, partially offset by an increase of $15.4 million in structuring revenue from CWI 2, which completed six investments during 2016. We also recognized $0.8 million of structuring revenue during 2016 from CESH I, which completed three investments during the year.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, structuring revenue increased by $20.9 million, primarily due to increases of $7.6 million and $5.3 million in structuring revenue earned from CPA®:18 – Global and CPA®:17 – Global, respectively, as a result of higher investment volume in 2015 as compared to 2014. We also recognized $8.1 million of structuring revenue during 2015 from CWI 2, which completed its first investment on April 1, 2015.

Dealer Manager Fees

As discussed in Note 4, we earn a dealer manager fee, depending on the class of common stock sold, of $0.30 or $0.26 per share sold, for the class A common stock and class T common stock, respectively, in connection with CWI 2’s initial public offering, which began in February 2015. We also earned a $0.30 dealer manager fee per share sold in connection with CWI 1’s follow-on offering, which began in December 2013 and terminated in December 2014. In addition, we received dealer manager fees, depending on the class of common stock sold, of $0.30 or $0.21 per share sold, for the class A common stock and class C common stock, respectively, in connection with CPA®:18 – Global’s initial public offering, which commenced in May 2013 and closed in April 2015. We receive dealer manager fees of 2.75% - 3.0% based on the selling price of each share sold in connection with the offerings of the CCIF Feeder Funds, which began in the fourth quarter of 2015. We also receive dealer manager fees of up to 3.0% of gross offering proceeds based on the selling price of each limited partnership unit sold in

W. P. Carey 2016 10-K – 60

connection with CESH I’s private placement. We may re-allow a portion of the dealer manager fees to selected dealers in the offerings. Dealer manager fees that were not re-allowed were classified as Dealer manager fees from affiliates in the consolidated financial statements. Dealer manager fees earned are generally offset by costs incurred in connection with the offerings, which are included in Dealer manager fees and expenses in the consolidated financial statements.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, dealer manager fees increased by $3.2 million, primarily due to an increase of $1.8 million in fees earned in connection with the sale of shares of the CCIF Feeder Funds, $1.5 million in fees earned in 2016 in connection with the sale of limited partnership units of CESH I in its private placement, and an increase of $1.2 million in fees earned in connection with the sale of CWI 2 shares in its initial public offering. These increases were partially offset by the cessation of fees earned in connection with the sale of CPA®:18 – Global shares in its initial public offering due to the closing of the offering in April 2015, which totaled $1.3 million in that year.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, dealer manager fees decreased by $18.7 million, substantially due to a decrease of $12.8 million in fees earned in connection with the sale of CPA®:18 – Global shares in its initial public offering, primarily resulting from the cessation of sales of its class A shares in June 2014 as well as the closing of the offering in April 2015. In addition, dealer manager fees earned in connection with CWI 1’s follow-on offering, which closed in December 2014, were $9.4 million during the year ended December 31, 2014. These decreases were partially offset by $3.4 million of commissions paid to broker-dealers related to CWI 2’s initial public offering during the year ended December 31, 2015.

Other Advisory Revenue

Under the limited partnership agreement we have with CESH I, we pay all organization and offering costs on behalf of CESH I, and instead of being reimbursed by CESH I on a dollar-for-dollar basis for those costs, we receive limited partnership units of CESH I equal to 2.5% of its gross offering proceeds.

2016 — For the year ended December 31, 2016, other advisory revenue was $2.4 million, reflecting the limited partnership units of CESH I we received following the deconsolidation of CESH I in August 2016 (Note 2) in connection with CESH I’s private placement, which commenced in July 2016.

General and Administrative

As discussed in Note 4, certain personnel costs (i.e., those not related to our senior management, our legal transactions team, our broker-dealer, or our investments team) and overhead costs are charged to the CPA® REITs and our Owned Real Estate Segment based on the trailing 12-month reported revenues of the Managed Programs and us, with the remainder borne by our Investment Management segment. Personnel costs related to our senior management, our legal transactions team, and our investments team are allocated to our Owned Real Estate Segment based on the trailing 12-month investment volume. We allocate personnel costs (excluding our senior management, our broker-dealer, and our investments team) and overhead costs to the CWI REITs, the Managed BDCs, and CESH I based on the time incurred by our personnel.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, general and administrative expenses in our Investment Management segment, which excludes restructuring and other compensation expenses as described below, decreased by $7.7 million, primarily due to an overall decline in compensation expense and professional fees as a result of a reduction in headcount, including the RIF, and other cost savings initiatives implemented during 2016. Also contributing to the decrease were lower commissions to investment officers, which decreased by $5.2 million, resulting from lower investment volume on behalf of the Managed Programs in 2016 as compared to 2015.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, general and administrative expenses in our Investment Management segment increased by $2.7 million, primarily due to an increase in compensation expense of $6.0 million resulting from additional headcount attributable to the increased activities of the Managed Programs. This increase was partially offset by a decrease of $2.8 million in other general and administrative expenses allocable to the Investment Management segment resulting from the CPA®:16 Merger.

Subadvisor Fees

As discussed in Note 4, we earn investment management revenue from CWI 1, CWI 2, and CPA®:18 – Global. Pursuant to the terms of the subadvisory agreements we have with the third-party subadvisors in connection with both CWI 1 and CWI 2, we pay a subadvisory fee equal to 20% of the amount of fees paid to us by CWI 1 and 25% of the amount of fees paid to us by

W. P. Carey 2016 10-K – 61

CWI 2, including but not limited to: acquisition fees, asset management fees, loan refinancing fees, property management fees, and subordinated disposition fees, each as defined in the advisory agreements we have with each of CWI 1 and CWI 2. We also pay to each subadvisor 20% and 25% of the net proceeds resulting from any sale, financing, or recapitalization or sale of securities of CWI 1 and CWI 2, respectively, by us, the advisor. In addition, in connection with the multi-family properties acquired on behalf of CPA®:18 – Global, we entered into agreements with third-party advisors for the acquisition and day-to-day management of the properties, for which we pay 30% of the initial acquisition fees and 100% of asset management fees paid to us by CPA®:18 – Global.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, subadvisor fees increased by $2.8 million, primarily due to an increase of $5.5 million as a result of an increase in fees earned from CWI 2, which completed six investments during 2016, and an increase of $1.5 million as a result of an increase in fees earned from CCIF. These increases were partially offset by a decrease of $2.4 million as a result of a decrease in fees earned from CWI 1 due its lower investment volume, and a decrease of $1.8 million as a result of a decrease in fees earned from CPA®:18 – Global due to lower multi-family property investment volume in 2016 as compared to 2015.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, subadvisor fees increased by $5.8 million, primarily as a result of $2.7 million of fees incurred related to CPA®:18 – Global’s acquisitions of several multi-family properties during 2015 and $2.5 million of fees incurred related to CWI 2’s acquisitions and operations, which commenced in April 2015.

Dealer Manager Fees and Expenses

Dealer manager fees earned in the offerings that we manage for the Managed Programs are generally offset by costs incurred in connection with the offerings, which are included in Dealer manager fees and expenses in the consolidated financial statements.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, dealer manager fees and expenses increased by $1.4 million, primarily due to an increase of $2.9 million in expenses paid in connection with the sale of shares of the CCIF Feeder Funds and an increase of $2.2 million in expenses paid during 2016 in connection with the sale of limited partnership units of CESH I in its private placement. These increases were partially offset by expenses of $2.8 million that were paid during 2015 in connection with the sale of CPA®:18 – Global shares in its initial public offering, which closed in April 2015, and a decrease of $0.9 million in expenses paid in connection with the CWI 2 initial public offering, which began to admit stockholders in May 2015.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, dealer manager fees and expenses decreased by $10.4 million, primarily due to a decrease of $11.7 million in expenses paid in connection with the sale of CPA®:18 – Global shares in its initial public offering as a result of a corresponding decrease in funds raised, substantially due to the cessation of sales of its class A shares in June 2014, as well as the closing of its offering in April 2015. In addition, expenses paid in connection with the sale of CWI 1 shares in its follow-on offering, which closed in December 2014, totaled $7.1 million during 2014. These decreases were partially offset by $8.3 million in expenses paid in connection with the CWI 2 initial public offering, which began to admit stockholders in May 2015.

Stock-based Compensation Expense

For a description of our equity plans and awards, please see Note 15.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, stock-based compensation expense allocated to the Investment Management segment decreased by $1.0 million, primarily due to a reduction in RSUs and PSUs outstanding as a result of the RIF (Note 13).

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, stock-based compensation expense allocated to the Investment Management segment decreased by $4.7 million, primarily due to the higher value of RSUs and PSUs that vested in 2014 as compared to the RSUs and PSUs granted in February 2015.

Restructuring and Other Compensation

2016 — For the year ended December 31, 2016, we recorded total restructuring and other compensation expenses of $11.9 million, of which $7.5 million was allocated to our Investment Management segment. Included in the total was $5.1 million of

W. P. Carey 2016 10-K – 62

severance related to our employment agreement with our former chief executive officer and $6.8 million related to severance, stock-based compensation, and other costs incurred as part of the RIF during the year (Note 13).

Property Acquisition and Other Expenses

2016 — For the year ended December 31, 2016, we incurred advisory expenses and professional fees of $2.4 million within our Investment Management segment in connection with the formal strategic review that we completed in May 2016.

2015 — For the year ended December 31, 2015, we incurred advisory expenses and professional fees of $2.1 million within our Investment Management in connection with our formal strategic review.

Other Income and (Expenses)

2016 — For the year ended December 31, 2016, we recognized a gain of $1.2 million in our Investment Management segment on the deconsolidation of CESH I (Note 2).

Equity in Earnings (Losses) of Equity Method Investment in CCIF

In December 2014, we acquired a $25.0 million interest in CCIF (Note 7).

2016 vs. 2015 — For the year ended December 31, 2016, we recognized equity in earnings of equity method investment in CCIF of $2.0 million, compared to equity in losses of equity method investment in CCIF of $2.0 million for the year ended December 31, 2015. Equity in earnings recognized during 2016 reflected an increase in the fair value of investments owned by CCIF. Equity in losses recognized during 2015 reflected a decrease in the fair value of investments owned by CCIF.

Provision for Income Taxes

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, provision for income taxes decreased by $13.0 million, primarily due to a decrease in pre-tax income recognized by the TRSs in our Investment Management segment, for the reasons described above.

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

Liquidity and Capital Resources

Sources and Uses of Cash During the Year

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund distributions to stockholders. Our cash flows fluctuate periodically due to a number of factors, which may include, among other things: the timing of our equity and debt offerings; the timing of purchases and sales of real estate; the timing of the receipt of proceeds from, and the repayment of, mortgage loans and receipt of lease revenues; the receipt of the annual installment of deferred acquisition revenue and interest thereon from the CPA® REITs; the receipt of the asset management fees in either shares of the common stock or limited partnership units of the Managed Programs or cash; the timing and characterization of distributions from equity investments in the Managed Programs and real estate; the receipt of distributions of Available Cash from the Managed REITs; and changes in foreign currency exchange rates. Despite these fluctuations, we believe that we will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, unused capacity under our Amended Credit Facility, proceeds from dispositions of properties, proceeds of mortgage loans, net contributions from noncontrolling interests, and the issuance of additional debt or equity securities, such as sales of our stock through our ATM program, in order to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

W. P. Carey 2016 10-K – 63

2016

Operating Activities — Net cash provided by operating activities increased by $40.5 million during 2016 as compared to 2015, primarily due to the lease termination income received in connection with the sale of a property during 2016, an increase in operating cash flow generated from properties we acquired or placed into service since January 1, 2015, and an increase in distributions of Available Cash received from the Managed REITs. These increases were partially offset by a decrease in structuring revenue received in cash from the Managed Programs as a result of their lower investment volume during 2016.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property-related costs.

During 2016, we sold 30 properties and a parcel of vacant land for net proceeds of $542.4 million. We used $531.7 million to acquire three investments and $56.6 million primarily to fund expansions on our existing properties. We used $257.5 million to fund short-term loans to the Managed Programs (Note 4), of which $37.1 million was repaid during 2016. We used $7.9 million to invest in capital expenditures for owned real estate. We also received $6.5 million in distributions from equity investments in the Managed Programs and real estate in excess of cumulative equity income.

Financing Activities — During 2016, gross borrowings under our Senior Unsecured Credit Facility were $1.2 billion and repayments were $954.0 million. We received $348.9 million in net proceeds from the issuance of the 4.25% Senior Notes in September 2016, which we used primarily to pay down the outstanding balance on our Revolver at that time (Note 11). In connection with the issuances of those notes, we incurred financing costs totaling $3.6 million. Also in 2016, we paid distributions to stockholders totaling $416.7 million related to the fourth quarter of 2015 and the first, second, and third quarters of 2016; and also paid distributions of $17.0 million to affiliates who hold noncontrolling interests in various entities with us. We also made prepaid and scheduled non-recourse mortgage loan principal payments of $321.7 million and $161.1 million, respectively. We received $84.1 million in net proceeds from the issuance of shares under our ATM program (Note 14). We recognized windfall tax benefits of $6.7 million in connection with the exercise of employee stock options and the vesting of PSUs and RSUs, which reduced our tax liability to various taxing authorities.

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

During 2015, we used $674.8 million to acquire nine investments and $28.0 million primarily to fund a build-to-suit transaction. We sold 13 properties for net proceeds of $35.6 million. Net funds that were invested in and released from lender-held investment accounts totaled $26.6 million. We used $185.4 million to fund loans to the Managed Programs (Note 4), all of which were repaid during 2015. We received $10.4 million from the repayment of a note receivable from a third party. We also received $8.2 million in distributions from equity investments in the Managed Programs and real estate in excess of cumulative equity income and made $16.2 million in contributions to jointly owned investments to repay the related non-recourse mortgage loans.

Financing Activities — During 2015, gross borrowings under our Senior Unsecured Credit Facility were $1.0 billion and repayments were $1.3 billion. We received $1.0 billion in net proceeds from the issuances of the 2.0% Senior Notes and 4.0% Senior Notes in January 2015, which we used primarily to pay off the outstanding balance on our Revolver at that time (Note 11). In connection with the issuances of the aforementioned notes, and the exercise of the existing accordion feature under the Senior Unsecured Credit Facility at that time (Note 11), we incurred financing costs totaling $10.9 million. During 2015, we also made scheduled and prepaid mortgage loan principal payments of $90.3 million and $91.6 million, respectively, and drew down $22.7 million on a construction loan in relation to a build-to-suit transaction. Also in 2015, we paid distributions to stockholders of $403.6 million, related to the fourth quarter of 2014 and the first, second, and third quarters of 2015; and also paid distributions of $14.7 million to affiliates who hold noncontrolling interests in various entities with us. We recognized windfall tax benefits of $12.5 million in connection with the exercise of employee stock options and the vesting of PSUs and RSUs, which reduced our tax liability to various taxing authorities.

W. P. Carey 2016 10-K – 64

Summary of Financing

The table below summarizes our non-recourse debt, our Senior Unsecured Notes, and our Senior Unsecured Credit Facility (dollars in thousands):

	December 31,
	2016	2015
Carrying Value
Fixed rate:
Senior Unsecured Notes (a)	$1,807,200	$1,476,084
Non-recourse mortgage loans (a)	1,406,222	1,942,528
	3,213,422	3,418,612
Variable rate:
Revolver	676,715	485,021
Term Loan Facility (a)	249,978	249,683
Non-recourse debt (a):
Amount subject to interest rate swaps and cap	158,765	283,441
Floating interest rate mortgage loans	141,934	43,452
	1,227,392	1,061,597
	$4,440,814	$4,480,209

Percent of Total Debt
Fixed rate	72%	76%
Variable rate	28%	24%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	4.5%	4.8%
Variable rate (b)	1.9%	2.1%

____________

(a)
In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net, Senior Unsecured Notes, net, and Senior Unsecured Credit Facility - Term Loan, net as of December 31, 2015 (Note 2). Aggregate debt balance includes unamortized deferred financing costs totaling $13.4 million and $12.6 million as of December 31, 2016 and 2015, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At December 31, 2016, our cash resources consisted of the following:

•
cash and cash equivalents totaling $155.5 million. Of this amount, $48.5 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

•	our Revolver, with unused capacity of $823.3 million, excluding amounts reserved for outstanding letters of credit; and

•	unleveraged properties that had an aggregate carrying value of $3.2 billion at December 31, 2016, although there can be no assurance that we would be able to obtain financing for these properties.

We also have the ability to access the capital markets, in the form of additional debt and/or equity offerings, such as the $350.0 million of 4.25% Senior Notes issued in September 2016 (Note 11), the €500.0 million of 2.25% Senior Notes issued in January 2017 (Note 20), and our ATM program, if necessary. During 2016, we issued 1,249,836 shares of our common stock under the ATM program at a weighted-average price of $68.52 per share, for net proceeds of $84.4 million (Note 14). In addition, we paid $0.3 million of professional fees during 2016 related to the ATM program. As of December 31, 2016, $314.4 million remained available for issuance under our ATM offering program.

W. P. Carey 2016 10-K – 65

Senior Unsecured Credit Facility

Our Senior Unsecured Credit Facility is more fully described in Note 11. A summary of our Senior Unsecured Credit Facility is provided below (in thousands):

	December 31, 2016		December 31, 2015
	Outstanding Balance	Maximum Available	Outstanding Balance	Maximum Available
Revolver	$676,715	$1,500,000	$485,021	$1,500,000
Term Loan Facility (a)	250,000	250,000	250,000	250,000
__________

(a)	Outstanding balance excludes unamortized deferred financing costs of less than $0.1 million and $0.3 million at December 31, 2016 and 2015, respectively.

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments, funding capital commitments such as build-to-suit projects, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, making scheduled interest payments on the Senior Unsecured Notes, scheduled mortgage loan principal payments, including mortgage balloon payments on our consolidated mortgage loan obligations, and prepayments of our consolidated mortgage loan obligations, as well as other normal recurring operating expenses. In January 2017, we repaid or extinguished six non-recourse mortgage loans with an aggregate principal balance of approximately $305.4 million, including mortgage loans totaling $243.8 million, inclusive of amounts attributable to a noncontrolling interest of $89.0 million, encumbering the Hellweg 2 portfolio (Note 20).

We expect to fund future investments, build-to-suit commitments, any capital expenditures on existing properties, scheduled debt maturities on non-recourse mortgage loans, and any loans to certain of the Managed Programs (Note 4) through cash generated from operations, cash received from dispositions of properties, the use of our cash reserves or unused amounts on our Revolver, and/or additional equity or debt offerings. On January 19, 2017, we completed a public offering of €500.0 million of 2.25% Senior Notes, at a price of 99.448% of par value (Note 20). On February 22, 2017, we entered into our Amended Credit Facility and increased the capacity of our unsecured line of credit to $1.85 billion, which is comprised of a $1.5 billion revolving line of credit, a €236.3 million term loan, and a $100.0 million delayed draw term loan. The revolving line of credit will mature in four years, the term loan will mature in five years, and the delayed draw term loan will also mature in five years (Note 20).

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

W. P. Carey 2016 10-K – 66

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at December 31, 2016 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Unsecured Notes — principal (a) (b)	$1,827,050	$—	$—	$—	$1,827,050
Non-recourse debt — principal (a)	1,708,452	518,480	363,242	374,028	452,702
Senior Unsecured Credit Facility — principal (c)	926,715	250,000	676,715	—	—
Interest on borrowings (d)	815,021	149,627	237,102	201,668	226,624
Operating and other lease commitments (e)	165,895	8,341	16,539	12,396	128,619
Capital commitments and tenant expansion allowances (f)	154,161	71,590	30,646	48,412	3,513
Restructuring and other compensation commitments (g)	3,309	2,900	409	—	—
	$5,600,603	$1,000,938	$1,324,653	$636,504	$2,638,508

___________

(a)
Excludes unamortized deferred financing costs totaling $13.4 million, the unamortized discount on the Senior Unsecured Notes of $7.8 million, and the unamortized fair market value adjustment of $0.2 million resulting from the assumption of property-level debt in connection with the CPA®:15 Merger and CPA®:16 Merger (Note 11).

(b)	Our Senior Unsecured Notes are scheduled to mature from 2023 through 2026.

(c)
Our Revolver was scheduled to mature on January 31, 2018 and our Term Loan Facility was scheduled to mature on January 31, 2017. However, on January 26, 2017, we exercised our option to extend the maturity of our Term Loan Facility by an additional year to January 31, 2018. In addition, on February 22, 2017, we entered into our Amended Credit Facility to increase the capacity of our unsecured line of credit to $1.85 billion, and, as amended, the revolving credit agreement will mature in four years and the term loan will mature in five years (Note 20).

(d)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at December 31, 2016.

(e)
Operating and other lease commitments consist primarily of rental obligations under ground leases and the future minimum rents payable on the leases for our principal offices. Pursuant to their respective advisory agreements with us, we are reimbursed by the Managed Programs for their share of overhead costs, which includes a portion of those future minimum rent amounts. Our operating lease commitments are presented net of $8.2 million, based on the allocation percentages as of December 31, 2016, which we estimate the Managed Programs will reimburse us for in full.

(f)	Capital commitments include (i) $135.2 million related to build-to-suit expansions and (ii) $19.0 million related to unfunded tenant improvements, including certain discretionary commitments.

(g)	Represents severance-related obligations to our former chief executive officer and other employees (Note 13).

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at December 31, 2016, which consisted primarily of the euro. At December 31, 2016, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

W. P. Carey 2016 10-K – 67

Equity Method Investments

We have interests in unconsolidated investments that own single-tenant properties net leased to companies. Generally, the underlying investments are jointly owned with our affiliates. Summarized financial information for these investments and our ownership interest in the investments at December 31, 2016 is presented below. Summarized financial information provided represents the total amounts attributable to the investments and does not represent our proportionate share (dollars in thousands):

	Ownership Interest at		Total Third-
Lessee	December 31, 2016	Total Assets	Party Debt	Maturity Date
Wanbishi Archives Co. Ltd (a)	3%	$33,940	$22,159	12/2017
The New York Times Company	45%	250,770	102,985	3/2020
C1000 Logistiek Vastgoed B. V. (b)	15%	135,252	68,377	3/2020
Frontier Spinning Mills, Inc.	40%	37,397	—	N/A
Actebis Peacock GmbH (b)	30%	30,379	—	N/A
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (b)	33%	29,197	—	N/A
		$516,935	$193,521

___________

(a)	Dollar amounts shown are based on the exchange rate of the Japanese yen at December 31, 2016.

(b)	Dollar amounts shown are based on the exchange rate of the euro at December 31, 2016.

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

Critical Accounting Estimates

Our significant accounting policies are described in Note 2. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are described under Critical Accounting Policies and Estimates in Note 2. The proposed accounting changes that may potentially impact our business are described under Recent Accounting Pronouncements in Note 2.

W. P. Carey 2016 10-K – 68

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate, and depreciation and amortization from real estate assets; and after adjustments for unconsolidated partnerships and jointly owned investments. Adjustments for unconsolidated partnerships and jointly owned investments are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

We modify the NAREIT computation of FFO to include other adjustments to GAAP net income to adjust for certain non-cash charges such as amortization of real estate-related intangibles, deferred income tax benefits and expenses, straight-line rents, stock compensation, gains or losses from extinguishment of debt and deconsolidation of subsidiaries, and unrealized foreign currency exchange gains and losses. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. Additionally, we exclude non-core income and expenses such as certain lease termination income, restructuring and other compensation-related expenses resulting from a reduction in headcount and employee severance arrangements, and merger, property acquisition, and other expenses which includes costs recorded related to the CPA®:16 Merger, the restructuring of the Hellweg 2 investment, the reversal of liabilities for German real estate transfer taxes that were previously recorded in connection with the CPA®:15 Merger, and expenses related to our formal strategic review. We also exclude realized gains/losses on foreign exchange transactions (other than those realized on the settlement of foreign currency derivatives), which are not considered fundamental attributes of our business plan and do not affect our overall long-term operating performance. We refer to our modified definition of FFO as AFFO. We exclude these items from GAAP net income to arrive at AFFO as they are not the primary drivers in our decision-making process and excluding those items provides investors a view of our portfolio performance over time and make it more comparable to other REITs which are currently not engaged in acquisitions, mergers, and restructuring which are not part of our normal business operations. We use AFFO as one measure of our operating performance when we formulate corporate goals, evaluate the effectiveness of our strategies, and determine executive compensation.

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

W. P. Carey 2016 10-K – 69

Consolidated FFO and AFFO were as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net income attributable to W. P. Carey	$267,747	$172,258	$239,826
Adjustments:
Depreciation and amortization of real property	270,822	274,358	232,692
Gain on sale of real estate, net	(71,318)	(6,487)	(34,079)
Impairment charges	59,303	29,906	23,067
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(11,725)	(11,510)	(11,808)
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO	5,053	5,142	5,381
Total adjustments	252,135	291,409	215,253
FFO attributable to W. P. Carey — as defined by NAREIT	519,882	463,667	455,079
Adjustments:
Straight-line and other rent adjustments (a)	(39,215)	(25,397)	(17,116)
Above- and below-market rent intangible lease amortization, net (b)	36,504	43,964	59,050
Tax (benefit) expense — deferred	(24,955)	1,617	(22,582)
Stock-based compensation	18,015	21,626	31,075
Restructuring and other compensation (c)	11,925	—	—
Allowance for credit losses	7,064	8,748	—
Merger, property acquisition, and other expenses (d) (e) (f)	5,377	(7,764)	48,333
Loss on extinguishment of debt	4,109	5,645	9,835
Realized losses (gains) on foreign currency and other (g)	3,671	818	(95)
Amortization of deferred financing costs (h)	3,197	2,655	9,442
Other amortization and non-cash items (h) (i) (j)	(2,111)	960	4,978
Gain on change in control of interests (k)	—	—	(105,947)
Other, net (l)	—	—	5,369
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at AFFO	3,551	8,593	6,051
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO (m)	683	6,070	(3,006)
Total adjustments	27,815	67,535	25,387
AFFO attributable to W. P. Carey	$547,697	$531,202	$480,466

Summary
FFO attributable to W. P. Carey — as defined by NAREIT	$519,882	$463,667	$455,079
AFFO attributable to W. P. Carey	$547,697	$531,202	$480,466

W. P. Carey 2016 10-K – 70

FFO and AFFO from Owned Real Estate were as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net income from Owned Real Estate attributable to W. P. Carey	$252,353	$146,810	$228,387
Adjustments:
Depreciation and amortization of real property	270,822	274,358	232,692
Gain on sale of real estate, net	(71,318)	(6,487)	(34,079)
Impairment charges	59,303	29,906	23,067
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(11,725)	(11,510)	(11,808)
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO	5,053	5,142	5,381
Total adjustments	252,135	291,409	215,253
FFO attributable to W. P. Carey — as defined by NAREIT — Owned Real Estate	504,488	438,219	443,640
Adjustments:
Straight-line and other rent adjustments (a)	(39,215)	(25,397)	(17,116)
Above- and below-market rent intangible lease amortization, net (b)	36,504	43,964	59,050
Tax benefit — deferred	(17,439)	(2,017)	(10,953)
Allowance for credit losses	7,064	8,748	—
Stock-based compensation	5,224	7,873	12,659
Restructuring and other compensation (c)	4,413	—	—
Loss on extinguishment of debt	4,109	5,645	9,306
Realized losses (gains) on foreign currency and other (g)	3,654	757	(117)
Amortization of deferred financing costs (h)	3,197	2,655	9,290
Merger, property acquisition, and other expenses (d) (e) (f)	2,993	(9,908)	34,465
Other amortization and non-cash items (h) (i) (j)	(1,889)	519	4,415
Gain on change in control of interests (k)	—	—	(105,947)
Other, net (l)	—	—	5,369
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at AFFO	4,868	5,645	6,051
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO (m)	683	6,070	(3,006)
Total adjustments	14,166	44,554	3,466
AFFO attributable to W. P. Carey — Owned Real Estate	$518,654	$482,773	$447,106

Summary
FFO attributable to W. P. Carey — as defined by NAREIT — Owned Real Estate	$504,488	$438,219	$443,640
AFFO attributable to W. P. Carey — Owned Real Estate	$518,654	$482,773	$447,106

W. P. Carey 2016 10-K – 71

FFO and AFFO from Investment Management were as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net income from Investment Management attributable to W. P. Carey	$15,394	$25,448	$11,439
FFO attributable to W. P. Carey — as defined by NAREIT — Investment Management	15,394	25,448	11,439
Adjustments:
Stock-based compensation	12,791	13,753	18,416
Tax (benefit) expense — deferred	(7,516)	3,634	(11,629)
Restructuring and other compensation (c)	7,512	—	—
Merger, property acquisition, and other expenses (d) (e) (f)	2,384	2,144	13,868
Other amortization and non-cash items (i)	(222)	441	563
Realized losses on derivatives and other (g)	17	61	22
Loss on extinguishment of debt	—	—	529
Amortization of deferred financing costs (h)	—	—	152
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at AFFO	(1,317)	2,948	—
Total adjustments	13,649	22,981	21,921
AFFO attributable to W. P. Carey — Investment Management	$29,043	$48,429	$33,360

Summary
FFO attributable to W. P. Carey — as defined by NAREIT — Investment Management	$15,394	$25,448	$11,439
AFFO attributable to W. P. Carey — Investment Management	$29,043	$48,429	$33,360
__________

(a)
Amount for the year ended December 31, 2016 includes an adjustment to exclude $27.2 million of the $32.2 million of lease termination income recognized in connection with a domestic property that was sold during the period, as such amount was determined to be non-core income (Note 17). Amount for the year ended December 31, 2016 also reflects an adjustment to include $1.8 million of lease termination income received in December 2015 that represented core income for the year ended December 31, 2016. Amount for the year ended December 31, 2015 includes an adjustment of $15.0 million related to lease termination income recognized from the tenant in the aforementioned domestic property, which has been determined to be non-core income (Note 17).

(b)
Amount for the year ended December 31, 2016 includes an adjustment of $15.6 million related to the acceleration of a below-market lease from a tenant of a domestic property that was sold during the year.

(c)	Amount represents restructuring and other compensation-related expenses resulting from a reduction in headcount, including the RIF, and employee severance arrangements (Note 13).

(d)
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

(e)
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

(f)	Amounts for the years ended December 31, 2016 and 2015 include expenses related to our formal strategic review, which concluded in May 2016.

(g)
Effective January 1, 2015, we no longer adjust for realized gains or losses on foreign currency derivatives. For the year ended December 31, 2014, realized gains on foreign exchange derivatives were $0.3 million.

W. P. Carey 2016 10-K – 72

(h)
Effective July 1, 2016, the amortization of debt premiums and discounts, which was previously included in Other amortization and non-cash items, is included in Amortization of deferred financing costs. Prior periods are retrospectively adjusted to reflect this change. Amortization of debt premiums and discounts for the years ended December 31, 2015 and 2014 was $3.0 million and $5.4 million, respectively.

(i)	Represents primarily unrealized gains and losses from foreign exchange and derivatives.

(j)	Amount for the year ended December 31, 2016 includes an adjustment of $0.6 million to exclude a portion of a gain recognized on the deconsolidation of CESH I (Note 2).

(k)
Gain on change in control of interests for the year ended December 31, 2014 represents a gain of $75.7 million recognized on our previously held interest in shares of CPA®:16 – Global common stock and a gain of $30.2 million recognized on the purchase of the remaining interests in nine investments from CPA®:16 – Global (Note 3).

(l)
Other, net for the year ended December 31, 2014 primarily consists of proceeds from the bankruptcy settlement claim with U.S. Aluminum of Canada, a former CPA®:16 – Global tenant that was acquired as part of the CPA®:16 Merger on January 31, 2014.

(m)	Amount for the year ended December 31, 2015 includes CPA®:17 – Global’s $6.3 million share of the reversal of liabilities for German real estate transfer taxes, as described above.

While we believe that FFO and AFFO are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance. These non-GAAP measures should be used in conjunction with net income as defined by GAAP. FFO and AFFO, or similarly titled measures disclosed by other REITs, may not be comparable to our FFO and AFFO measures.

W. P. Carey 2016 10-K – 73

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

Interest Rate Risk

The values of our real estate, related fixed-rate debt obligations, and our note receivable investment are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled, if we do not choose to repay the debt when due. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our owned and managed assets to decrease, which would create lower revenues from managed assets and lower investment performance for the Managed REITs. Increases in interest rates may also have an impact on the credit profile of certain tenants.

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At December 31, 2016, we estimated that the total fair value of our interest rate swaps and cap, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $2.8 million (Note 10).

At December 31, 2016, a significant portion (approximately 75.9%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at December 31, 2016 ranged from 2.0% to 7.8%. The contractual annual interest rates on our variable-rate debt at December 31, 2016 ranged from 0.9% to 6.9%. Our debt obligations are more fully described under Liquidity and Capital Resources — Summary of Financing in Item 7 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2016 (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total	Fair value
Fixed-rate debt (a)	$466,370	$134,239	$86,384	$174,052	$117,547	$2,255,072	$3,233,664	$3,244,597
Variable-rate debt (a) (b)	$302,110	$806,152	$13,182	$42,992	$39,438	$24,679	$1,228,553	$1,222,289
__________

(a)	Amounts are based on the exchange rate at December 31, 2016, as applicable.

(b)
Includes $250.0 million outstanding under our Term Loan Facility at December 31, 2016, which was scheduled to mature on January 31, 2017. However, on January 26, 2017, we exercised our option to extend our Term Loan Facility by an additional year to January 31, 2018, and on February 22, 2017, we entered into our Amended Credit Facility to increase the capacity of our unsecured line of credit to $1.85 billion. The term loan, as amended, will mature in five years (Note 20).

W. P. Carey 2016 10-K – 74

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to interest rate caps, is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at December 31, 2016 would increase or decrease by $10.7 million for each respective 1% change in annual interest rates. As more fully described under Liquidity and Capital Resources — Summary of Financing in Item 7 above, a portion of the debt classified as variable-rate debt in the tables above bore interest at fixed rates at December 31, 2016 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Australia, Asia, and Canada and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, the Australian dollar, and the Canadian dollar, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the net cash flow from that investment. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. As part of our investment strategy, we make intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short-term loans, are included in the determination of net income. For the year ended December 31, 2016, we recognized net foreign currency transaction losses (included in Other income and (expenses) in the consolidated financial statements) of $6.6 million, primarily due to the strengthening of the U.S. dollar relative to the British pound sterling and the euro during the year. The end-of-period rate for the U.S. dollar in relation to the British pound sterling at December 31, 2016 decreased by 17.0% to $1.2312 from $1.4833 at December 31, 2015. The end-of-period rate for the U.S. dollar in relation to the euro at December 31, 2016 decreased by 3.2% to $1.0541 from $1.0887 at December 31, 2015.

The Brexit referendum adversely impacted global markets, including certain currencies, and resulted in a sharp decline in the value of the British pound sterling and, to a lesser extent, the euro, as compared to the U.S. dollar. In addition, in October 2016, the Prime Minister of the United Kingdom announced that the formal withdrawal process would be triggered in the first quarter of 2017. As a result, the end-of-period rate for the U.S. dollar in relation to the British pound sterling at December 31, 2016 decreased by 5.0% to $1.2312 from $1.2962 at September 30, 2016. Volatility in exchange rates is expected to continue as the United Kingdom negotiates its possible exit from the European Union. As of December 31, 2016, 4.8% and 23.5% of our total ABR was from the United Kingdom and other European Union countries, respectively. We currently hedge a portion of our British pound sterling exposure and our euro exposure through the approximately next five years, thereby significantly reducing our currency risk.

Any impact from Brexit on us will depend, in part, on the outcome of the related tariff, trade, regulatory, and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.

We enter into foreign currency forward contracts and collars to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. The estimated fair value of our foreign currency forward contracts and collars, which are included in Other assets, net in the consolidated financial statements, was in an asset position of $54.4 million at December 31, 2016. We have obtained, and may in the future obtain, non-recourse mortgage financing in local currencies. We have also issued euro-denominated Senior Unsecured Notes (Note 11, Note 20) and have borrowed under our Senior Unsecured Credit Facility and Amended Credit Facility (Note 20) in foreign currencies, including the euro and the British pound sterling. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

W. P. Carey 2016 10-K – 75

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our consolidated foreign operations as of December 31, 2016, during each of the next five calendar years and thereafter, are as follows (in thousands):

Lease Revenues (a)	2017	2018	2019	2020	2021	Thereafter	Total
Euro (b)	$155,267	$155,797	$152,677	$149,805	$145,654	$1,122,916	$1,882,116
British pound sterling (c)	31,782	31,956	32,211	32,550	32,821	261,672	422,992
Australian dollar (d)	11,155	11,155	11,155	11,186	11,155	143,241	199,047
Other foreign currencies (e)	16,065	16,274	16,734	15,109	15,316	156,211	235,709
	$214,269	$215,182	$212,777	$208,650	$204,946	$1,684,040	$2,739,864

Scheduled debt service payments (principal and interest) for mortgage notes payable for our consolidated foreign operations as of December 31, 2016, during each of the next five calendar years and thereafter, are as follows (in thousands):

Debt service (a) (f)	2017	2018	2019	2020	2021	Thereafter	Total
Euro (b)	$358,232	$426,304	$21,746	$60,539	$44,950	$572,196	$1,483,967
British pound sterling (c)	773	773	773	773	773	10,660	14,525
Other foreign currencies (e)	8,852	8,594	—	—	—	—	17,446
	$367,857	$435,671	$22,519	$61,312	$45,723	$582,856	$1,515,938

__________

(a)	Amounts are based on the applicable exchange rates at December 31, 2016. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at December 31, 2016 of $4.0 million. Amounts included the equivalent of $286.7 million borrowed in euros under our Revolver, which was scheduled to mature on January 31, 2018 (Note 11). However, in February 2017, we entered into our Amended Credit Facility and, as amended, the revolving line of credit will mature in four years (Note 20). Amounts also included the equivalent of $527.1 million of 2.0% Senior Notes outstanding maturing in January 2023 (Note 11).

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at December 31, 2016 of $4.1 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the Australian dollar and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at December 31, 2016 of $2.0 million. There is no related mortgage loan on this investment.

(e)	Other foreign currencies consist of the Canadian dollar, the Malaysian ringgit, the Swedish krona, the Norwegian krone, and the Thai baht.

(f)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at December 31, 2016.

As a result of scheduled balloon payments on certain of our international non-recourse mortgage loans, primarily denominated in euros, projected debt service obligations exceed projected lease revenues in 2017. In 2017, balloon payments totaling $329.4 million are due on nine non-recourse mortgage loans that are collateralized by properties that we own. We currently anticipate that, by their respective due dates, we will have refinanced or repaid these loans using our cash resources, including unused capacity on our Revolver and proceeds from dispositions of properties. In January 2017, we repaid or extinguished four international non-recourse mortgage loans with an aggregate principal balance of $294.3 million, including mortgage loans totaling $243.8 million, inclusive of amounts attributable to a noncontrolling interest of $89.0 million, encumbering the Hellweg 2 portfolio (Note 20).

Projected debt service obligations exceed projected lease revenues in 2018, primarily due to amounts totaling $286.7 million borrowed in euros under our Revolver, which was scheduled to mature on January 31, 2018. However, in February 2017, we entered into our Amended Credit Facility and, as amended, the revolving line of credit will mature in four years (Note 20).

W. P. Carey 2016 10-K – 76

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in certain areas.

For the year ended December 31, 2016, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•	69% related to domestic properties; and

•	31% related to international properties.

At December 31, 2016, our net-lease portfolio, which excludes our two operating properties, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our ABR as of that date:

•	66% related to domestic properties;

•	34% related to international properties;

•	30% related to industrial facilities, 25% related to office facilities, 16% related to retail facilities, and 14% related to warehouse facilities; and

•	17% related to the retail stores industry and 10% related to the consumer services industry.

W. P. Carey 2016 10-K – 77

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

W. P. Carey 2016 10-K – 78

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of W. P. Carey Inc.

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 8 present fairly, in all material respects, the financial position of W. P. Carey Inc. and its subsidiaries (the “Company”) at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 8 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 24, 2017

W. P. Carey 2016 10-K – 79

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Investments in real estate:
Real estate, at cost	$5,204,126	$5,309,925
Operating real estate	81,711	82,749
Accumulated depreciation	(484,437)	(381,529)
Net investments in properties	4,801,400	5,011,145
Net investments in direct financing leases	684,059	756,353
Assets held for sale	26,247	59,046
Net investments in real estate	5,511,706	5,826,544
Equity investments in the Managed Programs and real estate	298,893	275,473
Cash and cash equivalents	155,482	157,227
Due from affiliates	299,610	62,218
In-place lease and tenant relationship intangible assets, net	826,113	902,848
Goodwill	635,920	681,809
Above-market rent intangible assets, net	421,456	475,072
Other assets, net	304,774	360,898
Total assets	$8,453,954	$8,742,089
Liabilities and Equity
Liabilities:
Senior Unsecured Notes, net	$1,807,200	$1,476,084
Non-recourse debt, net	1,706,921	2,269,421
Senior Unsecured Credit Facility - Revolver	676,715	485,021
Senior Unsecured Credit Facility - Term Loan, net	249,978	249,683
Accounts payable, accrued expenses and other liabilities	266,917	342,374
Below-market rent and other intangible liabilities, net	122,203	154,315
Deferred income taxes	90,825	86,104
Distributions payable	107,090	102,715
Total liabilities	5,027,849	5,165,717
Redeemable noncontrolling interest	965	14,944
Commitments and contingencies (Note 12)
Equity:
W. P. Carey stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 106,294,162 and 104,448,777 shares, respectively, issued and outstanding	106	104
Additional paid-in capital	4,399,651	4,282,042
Distributions in excess of accumulated earnings	(893,827)	(738,652)
Deferred compensation obligation	50,222	56,040
Accumulated other comprehensive loss	(254,485)	(172,291)
Total W. P. Carey stockholders’ equity	3,301,667	3,427,243
Noncontrolling interests	123,473	134,185
Total equity	3,425,140	3,561,428
Total liabilities and equity	$8,453,954	$8,742,089
 See Notes to Consolidated Financial Statements.

W. P. Carey 2016 10-K – 80

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenues
Owned Real Estate:
Lease revenues	$663,463	$656,956	$573,829
Lease termination income and other	35,696	25,145	17,767
Operating property revenues	30,767	30,515	28,925
Reimbursable tenant costs	25,438	22,832	24,862
	755,364	735,448	645,383
Investment Management:
Reimbursable costs from affiliates	66,433	55,837	130,212
Asset management revenue	61,971	49,984	38,063
Structuring revenue	47,328	92,117	71,256
Dealer manager fees	8,002	4,794	23,532
Other advisory revenue	2,435	203	—
	186,169	202,935	263,063
	941,533	938,383	908,446
Operating Expenses
Depreciation and amortization	276,510	280,315	237,123
Reimbursable tenant and affiliate costs	91,871	78,669	155,074
General and administrative	82,352	103,172	91,588
Impairment charges	59,303	29,906	23,067
Property expenses, excluding reimbursable tenant costs	49,431	52,199	37,725
Stock-based compensation expense	18,015	21,626	31,075
Subadvisor fees	14,141	11,303	5,501
Dealer manager fees and expenses	12,808	11,403	21,760
Restructuring and other compensation	11,925	—	—
Merger, property acquisition, and other expenses	5,377	(7,764)	34,465
	621,733	580,829	637,378
Other Income and Expenses
Interest expense	(183,409)	(194,326)	(178,122)
Equity in earnings of equity method investments in the Managed Programs and real estate	64,719	51,020	44,116
Other income and (expenses)	5,667	2,113	(14,230)
Gain on change in control of interests	—	—	105,947
	(113,023)	(141,193)	(42,289)
Income from continuing operations before income taxes and gain on sale of real estate	206,777	216,361	228,779
Provision for income taxes	(3,288)	(37,621)	(17,609)
Income from continuing operations before gain on sale of real estate	203,489	178,740	211,170
Income from discontinued operations, net of tax	—	—	33,318
Gain on sale of real estate, net of tax	71,318	6,487	1,581
Net Income	274,807	185,227	246,069
Net income attributable to noncontrolling interests	(7,060)	(12,969)	(6,385)
Net loss attributable to redeemable noncontrolling interest	—	—	142
Net Income Attributable to W. P. Carey	$267,747	$172,258	$239,826
Basic Earnings Per Share
Income from continuing operations attributable to W. P. Carey	$2.50	$1.62	$2.08
Income from discontinued operations attributable to W. P. Carey	—	—	0.34
Net Income Attributable to W. P. Carey	$2.50	$1.62	$2.42
Diluted Earnings Per Share
Income from continuing operations attributable to W. P. Carey	$2.49	$1.61	$2.06
Income from discontinued operations attributable to W. P. Carey	—	—	0.33
Net Income Attributable to W. P. Carey	$2.49	$1.61	$2.39
Weighted-Average Shares Outstanding
Basic	106,743,012	105,675,692	98,764,164
Diluted	107,073,203	106,507,652	99,827,356
Amounts Attributable to W. P. Carey
Income from continuing operations, net of tax	$267,747	$172,258	$206,329
Income from discontinued operations, net of tax	—	—	33,497
Net Income	$267,747	$172,258	$239,826

See Notes to Consolidated Financial Statements.

W. P. Carey 2016 10-K – 81

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Net Income	$274,807	$185,227	$246,069
Other Comprehensive Loss
Foreign currency translation adjustments	(92,434)	(125,447)	(117,938)
Realized and unrealized gain on derivative instruments	9,278	24,053	21,085
Change in unrealized (loss) gain on marketable securities	(126)	15	(10)
	(83,282)	(101,379)	(96,863)
Comprehensive Income	191,525	83,848	149,206

Amounts Attributable to Noncontrolling Interests
Net income	(7,060)	(12,969)	(6,385)
Foreign currency translation adjustments	1,081	4,647	5,977
Realized and unrealized loss on derivative instruments	7	—	—
Comprehensive income attributable to noncontrolling interests	(5,972)	(8,322)	(408)
Amounts Attributable to Redeemable Noncontrolling Interest
Net loss	—	—	142
Foreign currency translation adjustments	—	—	(9)
Comprehensive loss attributable to redeemable noncontrolling interest	—	—	133
Comprehensive Income Attributable to W. P. Carey	$185,553	$75,526	$148,931

See Notes to Consolidated Financial Statements.

W. P. Carey 2016 10-K – 82

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2016, 2015, and 2014
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	(Loss) Income	Stockholders	Interests	Total
Balance at January 1, 2016	104,448,777	$104	$4,282,042	$(738,652)	$56,040	$(172,291)	$3,427,243	$134,185	$3,561,428
Shares issued under “at-the-market” offering, net	1,249,836	2	83,764				83,766		83,766
Shares issued to a third party in connection with the redemption of a redeemable noncontrolling interest	217,011	—	13,418				13,418		13,418
Contributions from noncontrolling interests (Note 2)							—	14,530	14,530
Shares issued upon delivery of vested restricted share awards	337,179	—	(14,599)				(14,599)		(14,599)
Shares issued upon exercise of stock options and purchases under employee share purchase plan	41,359	—	(1,210)				(1,210)		(1,210)
Delivery of deferred vested shares, net			6,506		(6,506)		—		—
Deconsolidation of affiliate (Note 2)							—	(14,184)	(14,184)
Windfall tax benefits - share incentive plans			6,711				6,711		6,711
Amortization of stock-based compensation expense			21,222				21,222		21,222
Redemption value adjustment			561				561		561
Distributions to noncontrolling interests							—	(17,030)	(17,030)
Distributions declared ($3.9292 per share)			1,236	(422,922)	688		(420,998)		(420,998)
Net income				267,747			267,747	7,060	274,807
Other comprehensive loss:
Foreign currency translation adjustments						(91,353)	(91,353)	(1,081)	(92,434)
Realized and unrealized gain on derivative instruments						9,285	9,285	(7)	9,278
Change in unrealized loss on marketable securities						(126)	(126)		(126)
Balance at December 31, 2016	106,294,162	$106	$4,399,651	$(893,827)	$50,222	$(254,485)	$3,301,667	$123,473	$3,425,140

Balance at January 1, 2015	104,040,653	$104	$4,293,450	$(497,730)	$30,624	$(75,559)	$3,750,889	$139,846	$3,890,735
Contributions from noncontrolling interests							—	730	730
Shares issued upon delivery of vested restricted share awards	331,252	—	(15,493)				(15,493)		(15,493)
Shares issued upon exercise of stock options and purchases under employee share purchase plan	76,872	—	(2,735)				(2,735)		(2,735)
Deferral of vested shares, net			(20,740)		20,740		—		—
Windfall tax benefits - share incentive plans			12,522				12,522		12,522
Amortization of stock-based compensation expense			21,626				21,626		21,626
Redemption value adjustment			(8,873)				(8,873)		(8,873)
Distributions to noncontrolling interests							—	(14,713)	(14,713)
Distributions declared ($3.8261 per share)			2,285	(413,180)	4,676		(406,219)		(406,219)
Net income				172,258			172,258	12,969	185,227
Other comprehensive loss:
Foreign currency translation adjustments						(120,800)	(120,800)	(4,647)	(125,447)
Realized and unrealized gain on derivative instruments						24,053	24,053		24,053
Change in unrealized gain on marketable securities						15	15		15
Balance at December 31, 2015	104,448,777	$104	$4,282,042	$(738,652)	$56,040	$(172,291)	$3,427,243	$134,185	$3,561,428
(Continued)

W. P. Carey 2016 10-K – 83

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
Years Ended December 31, 2016, 2015, and 2014
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	(Loss) Income	Stockholders	Interests	Total
Balance at January 1, 2014	68,266,570	$68	$2,228,031	$(350,374)	$11,354	$15,336	$1,904,415	$298,316	$2,202,731
Shares issued to stockholders of CPA®:16 – Global in connection with the CPA®:16 Merger	30,729,878	31	1,815,490				1,815,521		1,815,521
Shares issued in public offering	4,600,000	5	282,157				282,162		282,162
Purchase of the remaining interests in less-than-wholly owned investments that we already consolidate in connection with the CPA®:16 Merger			(41,374)				(41,374)	(239,562)	(280,936)
Purchase of noncontrolling interests in connection with the CPA®:16 Merger							—	99,757	99,757
Contributions from noncontrolling interests							—	570	570
Shares issued upon delivery of vested restricted share awards	368,347	—	(15,737)				(15,737)		(15,737)
Shares issued upon exercise of stock options and purchases under employee share purchase plan	86,895	—	462				462		462
Deferral of vested shares, net			(15,428)		15,428		—		—
Windfall tax benefits - share incentive plans			5,641				5,641		5,641
Amortization of stock-based compensation expense			31,075				31,075		31,075
Redemption value adjustment			306				306		306
Distributions to noncontrolling interests							—	(19,719)	(19,719)
Distributions declared ($3.6850 per share)			3,178	(386,855)	3,842		(379,835)		(379,835)
Repurchase of shares	(11,037)	—	(351)	(327)			(678)		(678)
Foreign currency translation							—	76	76
Net income				239,826			239,826	6,385	246,211
Other comprehensive loss:
Foreign currency translation adjustments						(111,970)	(111,970)	(5,977)	(117,947)
Realized and unrealized gain on derivative instruments						21,085	21,085		21,085
Change in unrealized loss on marketable securities						(10)	(10)		(10)
Balance at December 31, 2014	104,040,653	$104	$4,293,450	$(497,730)	$30,624	$(75,559)	$3,750,889	$139,846	$3,890,735

See Notes to Consolidated Financial Statements.

W. P. Carey 2016 10-K – 84

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash Flows — Operating Activities
Net income	$274,807	$185,227	$246,069
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	279,693	287,835	248,549
Gain on sale of real estate	(71,318)	(6,487)	(29,250)
Equity in earnings of equity method investments in the Managed Programs and real estate	(64,719)	(51,020)	(44,116)
Distributions of earnings from equity investments	64,650	51,435	42,809
Impairment charges	59,303	29,906	23,067
Management income received in shares of Managed REITs and other	(31,786)	(23,266)	(39,866)
Deferred income taxes	(21,444)	1,476	(18,565)
Stock-based compensation expense	21,222	21,626	31,075
Straight-line rent, amortization of rent-related intangibles, and deferred rental revenue	(14,514)	16,071	44,843
Allowance for credit losses	7,064	8,748	—
Realized and unrealized (gains) losses on foreign currency transactions, derivatives, extinguishment of debt, and other	(1,314)	(1,978)	3,012
Gain on change in control of interests	—	—	(105,947)
Amortization of deferred other revenue	—	—	(786)
Changes in assets and liabilities:
Deferred acquisition revenue received	20,695	23,469	15,724
Payments for withholding taxes upon delivery of equity-based awards and exercises of stock options	(16,291)	(18,742)	(17,165)
Increase in structuring revenue receivable	(8,951)	(29,327)	(23,713)
Net changes in other operating assets and liabilities	20,674	(17,696)	23,352
Net Cash Provided by Operating Activities	517,771	477,277	399,092
Cash Flows — Investing Activities
Proceeds from sales of real estate	542,422	35,557	285,742
Purchases of real estate	(531,694)	(674,808)	(898,162)
Funding of short-term loans to affiliates	(257,500)	(185,447)	(11,000)
Funding for real estate construction and expansion	(56,557)	(28,040)	(20,647)
Proceeds from repayment of short-term loans to affiliates	37,053	185,447	11,000
Deconsolidation of affiliate (Note 2)	(15,408)	—	—
Change in investing restricted cash	15,188	26,610	(23,731)
Investment in assets of affiliate (Note 2)	(14,861)	—	—
Proceeds from limited partnership units issued by affiliate (Note 2)	14,184	—	—
Capital expenditures on owned real estate	(7,884)	(4,415)	(5,757)
Return of capital from equity investments	6,498	8,200	13,101
Value added taxes paid in connection with acquisition and construction of real estate	(4,550)	(10,401)	(7,036)
Other investing activities, net	3,019	2,224	1,652
Value added taxes refunded in connection with acquisition of real estate	1,038	9,997	—
Capital expenditures on corporate assets	(1,016)	(4,321)	(18,262)
Proceeds from repayments of note receivable	409	10,441	1,915
Capital contributions to equity investments in real estate	(147)	(16,229)	(25,468)
Cash acquired in connection with the CPA®:16 Merger	—	—	65,429
Purchase of securities	—	—	(7,664)
Cash paid to stockholders of CPA®:16 – Global in the CPA®:16 Merger	—	—	(1,338)
Net Cash Used in Investing Activities	(269,806)	(645,185)	(640,226)
Cash Flows — Financing Activities
Proceeds from Senior Unsecured Credit Facility	1,154,157	1,044,767	1,757,151
Repayments of Senior Unsecured Credit Facility	(954,006)	(1,330,122)	(1,415,000)
Distributions paid	(416,655)	(403,555)	(347,902)
Proceeds from issuance of Senior Unsecured Notes	348,887	1,022,303	498,195
Prepayments of mortgage principal	(321,705)	(91,560)	(220,786)
Scheduled payments of mortgage principal	(161,104)	(90,328)	(205,024)
Proceeds from shares issued under “at-the-market” offering, net of selling costs	84,063	—	—
Proceeds from mortgage financing	33,935	22,667	20,354
Distributions paid to noncontrolling interests	(17,030)	(14,713)	(20,646)
Windfall tax benefit associated with stock-based compensation awards	6,711	12,522	5,641
Payment of financing costs	(3,619)	(10,878)	(12,321)
Change in financing restricted cash	2,734	(9,811)	(588)
Proceeds from exercise of stock options and employee purchases under the employee share purchase plan	482	515	1,890
Contributions from noncontrolling interests	346	730	693
Proceeds from issuance of shares in public offering	—	—	282,162
Repurchase of shares	—	—	(679)
Net Cash (Used in) Provided by Financing Activities	(242,804)	152,537	343,140
Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash	(6,906)	(26,085)	(20,842)
Net (decrease) increase in cash and cash equivalents	(1,745)	(41,456)	81,164
Cash and cash equivalents, beginning of year	157,227	198,683	117,519
Cash and cash equivalents, end of year	$155,482	$157,227	$198,683

See Notes to Consolidated Financial Statements.

W. P. Carey 2016 10-K – 85

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

Supplemental Non-Cash Investing and Financing Activities:

2014 — On January 31, 2014, CPA®:16 – Global merged with and into us in the CPA®:16 Merger (Note 3). The following table summarizes estimated fair values of the assets acquired and liabilities assumed in the CPA®:16 Merger (in thousands):

Total Consideration
Fair value of W. P. Carey shares of common shares issued	$1,815,521
Cash consideration for fractional shares	1,338
Fair value of our equity interest in CPA®:16 – Global prior to the CPA®:16 Merger	349,749
Fair value of our equity interest in jointly owned investments with CPA®:16 – Global prior to the CPA®:16 Merger	172,720
Fair value of noncontrolling interests acquired	(278,187)
2,061,141
Assets Acquired at Fair Value
Net investments in real estate	1,970,175
Net investments in direct financing leases	538,225
Equity investments in real estate	74,367
Assets held for sale	133,415
Goodwill	346,642
In-place lease intangible assets	553,723
Above-market rent intangible assets	395,824
Other assets	85,567
Liabilities Assumed at Fair Value
Non-recourse debt and line of credit	(1,768,288)
Accounts payable, accrued expenses and other liabilities	(118,389)
Below-market rent and other intangible liabilities	(57,569)
Deferred tax liability	(58,347)
Amounts attributable to noncontrolling interests	(99,633)
Net assets acquired excluding cash	1,995,712
Cash acquired on acquisition of subsidiaries	$65,429

See Notes to Consolidated Financial Statements.

W. P. Carey 2016 10-K – 86

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

Through our TRSs, we also earn revenue as the advisor to publicly owned, non-listed REITs, which are sponsored by us under the Corporate Property Associates, or CPA®, brand name that invest in similar properties. At December 31, 2016, we were the advisor to Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global, and Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global. We were also the advisor to CPA®:16 – Global until its merger with us. We refer to CPA®:16 – Global, CPA®:17 – Global, and CPA®:18 – Global together as the CPA® REITs.

At December 31, 2016, we were also the advisor to Carey Watermark Investors Incorporated, or CWI 1, and Carey Watermark Investors 2 Incorporated, or CWI 2, two publicly owned, non-listed REITs that invest in lodging and lodging-related properties. We refer to CWI 1 and CWI 2 together as the CWI REITs and, together with the CPA® REITs, as the Managed REITs (Note 4).

At December 31, 2016, we also served as the advisor to Carey Credit Income Fund, or CCIF, a business development company, or BDC, and feeder funds of CCIF, or the CCIF Feeder Funds, which are also BDCs (Note 4). In May 2016, one of the CCIF Feeder Funds, Carey Credit Income Fund 2018 T, filed a registration statement on Form N-2 with the SEC to sell up to 102,564,103 shares of its beneficial interest in an initial public offering, with the proceeds to be invested in shares of CCIF. The registration statement was declared effective by the SEC in October 2016 but fundraising has not yet commenced. We refer to CCIF and the CCIF Feeder Funds collectively as the Managed BDCs. At December 31, 2016, we were also the advisor to Carey European Student Housing Fund I, L.P., or CESH I, a limited partnership formed for the purpose of developing, owning, and operating student housing properties and similar investments in Europe. We refer to the Managed REITs, Managed BDCs, and CESH I collectively as the Managed Programs.

On May 4, 2016, we filed a registration statement with the SEC for Corporate Property Associates 19 – Global Incorporated, or CPA®:19 – Global, a diversified non-traded REIT, for a capital raise of up to $2.0 billion, which included $500.0 million of shares allocated to CPA®:19 – Global’s distribution reinvestment plan. We have decided to delay the introduction of CPA®:19 – Global due to regulatory uncertainty surrounding the adoption of the Fiduciary Rule and the resulting impact on the market with regard to product choices, pricing, and timing, which is currently in a state of flux. As a result, there can be no assurances as to whether or when CPA®:19 – Global’s offering will commence. Through December 31, 2016, the financial activity of CPA®:19 – Global, which has no significant assets, liabilities, or operations, was included in our consolidated financial statements.

Reportable Segments

Owned Real Estate — We own and invest in commercial properties principally in North America, Europe, Australia, and Asia that are then leased to companies, primarily on a triple-net lease basis. We also own two hotels, which are considered operating properties. We earn lease revenues from our wholly owned and co-owned real estate investments that we control. In addition, we generate equity income through co-owned real estate investments that we do not control and through our ownership of shares and limited partnership units of the Managed Programs (Note 7). Through our special member interests in the operating partnerships of the Managed REITs, we also participate in their cash flows (Note 4). At December 31, 2016, our owned

W. P. Carey 2016 10-K – 87

Notes to Consolidated Financial Statements

portfolio was comprised of our full or partial ownership interests in 903 properties, totaling approximately 87.9 million square feet (unaudited), substantially all of which were net leased to 217 tenants, with an occupancy rate of 99.1%.

Investment Management — Through our TRSs, we structure and negotiate investments and debt placement transactions for the Managed REITs and CESH I, for which we earn structuring revenue, and manage their portfolios of real estate investments, for which we earn asset management revenue. We also earn asset management revenue from CCIF based on the average of its gross assets at fair value. We may earn disposition revenue when we negotiate and structure the sale of properties on behalf of the Managed REITs, and we may also earn incentive revenue and receive other compensation through our advisory agreements with certain of the Managed Programs, including in connection with providing liquidity events for the Managed REITs’ stockholders. At December 31, 2016, CPA®:17 – Global and CPA®:18 – Global collectively owned all or a portion of 446 properties, including certain properties in which we have an ownership interest. Substantially all of these properties, totaling approximately 52.0 million square feet (unaudited), were net leased to 216 tenants, with an average occupancy rate of approximately 99.8%. The Managed REITs and CESH I also had interests in 160 operating properties, totaling approximately 20.0 million square feet (unaudited), in the aggregate. We continue to explore alternatives for expanding our investment management operations beyond advising the existing Managed Programs. Any such expansion could involve the purchase of properties or other investments as principal with the intention of transferring such investments to a newly created fund. These new funds could invest primarily in assets other than net-lease real estate and could include funds raised through private placements, such as CESH I, or publicly traded vehicles, either in the United States or internationally.

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

W. P. Carey 2016 10-K – 88

Notes to Consolidated Financial Statements

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

Purchase Price Allocation of Intangible Assets and Liabilities — We record above- and below-market lease intangible assets and liabilities for acquired properties based on the present value (using a discount rate reflecting the risks associated with the leases acquired including consideration of the credit of the lessee) of the difference between (i) the contractual rents to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or equivalent property, both of which are measured over the estimated lease term, which includes renewal options that have rental rates below estimated market rental rates. We discount the difference between the estimated market rent and contractual rent to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired, which includes a consideration of the credit of the lessee. Estimates of market rent are generally determined by us relying in part upon a third-party appraisal obtained in connection with the property acquisition and can include estimates of market rent increase factors, which are generally provided in the appraisal or by local real estate brokers. We measure the fair value of below-market purchase option liabilities we acquire as the excess of the present value of the fair value of the real estate over the present value of the tenant’s exercise price at the option date.

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

W. P. Carey 2016 10-K – 89

Notes to Consolidated Financial Statements

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

Purchase Price Allocation of Goodwill — In the case of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired and assumed, respectively, represents goodwill. We allocate goodwill to the respective reporting units in which such goodwill arises. Goodwill acquired in the CPA®:15 Merger and the CPA®:16 Merger was attributed to the Owned Real Estate segment which comprises one reporting unit. In the event we dispose of a property that constitutes a business under GAAP from a reporting unit with goodwill, we allocate a portion of the reporting unit’s goodwill to that business in determining the gain or loss on the disposal of the business. The amount of goodwill allocated to the business is based on the relative fair value of the business to the fair value of the reporting unit. As part of purchase accounting, we record any deferred tax assets and/or liabilities resulting from the difference between the tax basis and GAAP basis of the investment in the taxing jurisdiction. Such deferred tax amount will be included in purchase accounting and may impact the amount of goodwill recorded depending on the fair value of all of the other assets and liabilities and the amounts paid.

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

Real Estate — For real estate assets held for investment and related intangible assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the estimated future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The undiscounted cash flow analysis requires us to make our best estimate of market rents, residual values, and holding periods. We estimate market rents and residual values using market information from outside sources such as third-party market research, external appraisals, broker quotes, or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value.

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

W. P. Carey 2016 10-K – 90

Notes to Consolidated Financial Statements

Assets Held for Sale — We classify real estate assets that are subject to operating leases or direct financing leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied, and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we compare the asset’s fair value less estimated cost to sell to its carrying value, and if the fair value less estimated cost to sell is less than the property’s carrying value, we reduce the carrying value to the fair value less estimated cost to sell. We base the fair value on the contract and the estimated cost to sell on information provided by brokers and legal counsel. We then compare the asset’s fair value (less estimated cost to sell) to its carrying value, and if the fair value, less estimated cost to sell, is less than the property’s carrying value, we reduce the carrying value to the fair value, less estimated cost to sell. We will continue to review the property for subsequent changes in the fair value, and may recognize an additional impairment charge, if warranted.

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

We also assess the carrying amount for recoverability and if, as a result of the decreased expected cash flows, we determine that our carrying value is not fully recoverable, we record an allowance for credit losses to reflect the change in the estimate of the future cash flows that includes rent. Accordingly, the net investment balance is written down to fair value. When we enter into a contract to sell the real estate assets that are recorded as direct financing leases, we evaluate whether we believe it is probable that the disposition will occur. If we determine that the disposition is probable, we will classify the net investment as held for sale and write down the net investment to its fair value if the fair value is less than the carrying value.

Equity Investments in the Managed Programs and Real Estate — We evaluate our equity investments in the Managed Programs and real estate on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent an impairment has occurred and is determined to be other-than-temporary, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by calculating our share of the estimated fair market value of the underlying net assets based on the terms of the applicable partnership or joint venture agreement. For our equity investments in real estate, we calculate the estimated fair value of the underlying investment’s real estate or net investment in direct financing lease as described in Real Estate and Direct Financing Leases above. The fair value of the underlying investment’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying investment’s other financial assets and liabilities (excluding net investment in direct financing leases) have fair values that generally approximate their carrying values. For certain investments in the Managed REITs, we calculate the estimated fair value of our investment using the most recently published net asset value per share of each Managed REIT multiplied by the number of shares owned.

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

We calculate the estimated fair value of the Investment Management reporting unit by applying a price-to-EBITDA multiple to earnings. For the Owned Real Estate reporting unit, we calculate its estimated fair value by applying an AFFO multiple. For both reporting units, the multiples are based on comparable companies. The selection of the comparable companies to be used in our evaluation process could have a significant impact on the fair value of our reporting units and possible impairments. The testing did not indicate any goodwill impairment as each of the reporting units with goodwill had fair value that was substantially in excess of the carrying value.

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

W. P. Carey 2016 10-K – 91

Notes to Consolidated Financial Statements

The goodwill recorded in our Investment Management and Owned Real Estate reporting units is evaluated during the fourth quarter of every year. In connection with the CPA®:16 Merger and the CPA®:15 Merger, we recorded goodwill in our Owned Real Estate reporting unit. In addition, in connection with the acquisition of certain international properties, we have recorded goodwill in our Owned Real Estate reporting unit related to deferred foreign income taxes. Prior to the CPA®:15 Merger, there was no goodwill recorded in our Owned Real Estate reporting unit.

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

On January 1, 2016, we adopted the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Update, or ASU, 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, as described in the Recent Accounting Pronouncements section below, which amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a variable interest entity, or VIE, and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Fixed price purchase and renewal options within a lease, as well as certain decision-making rights within a loan or joint-venture agreement, can cause us to consider an entity a VIE. Limited partnerships and other similar entities that operate as a partnership will be considered a VIE unless the limited partners hold substantive kick-out rights or participation rights. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of the VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We performed this analysis on all of our subsidiary entities following the guidance in ASU 2015-02 to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of this change in guidance, we determined that 13 entities that were previously classified as voting interest entities should now be classified as VIEs as of January 1, 2016 and therefore included in our VIE disclosures. However, there was no change in determining whether or not we consolidate these entities as we continue not to be the primary beneficiary. We elected to retrospectively adopt ASU 2015-02, which resulted in changes to our VIE disclosures. There were no other changes to our consolidated balance sheets or results of operations for the periods presented. The liabilities of these VIEs are non-recourse to us and can only be satisfied from each VIE’s respective assets.

At December 31, 2016, we considered 32 entities VIEs, 25 of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in the consolidated balance sheets (in thousands):

	December 31,
	2016	2015
Net investments in properties	$786,379	$890,454
Net investments in direct financing leases	60,294	61,454
In-place lease and tenant relationship intangible assets, net	182,177	214,924
Above-market rent intangible assets, net	71,852	80,901
Total assets	1,150,093	1,297,276

Non-recourse debt, net	$406,574	$439,285
Total liabilities	548,659	590,596

W. P. Carey 2016 10-K – 92

Notes to Consolidated Financial Statements

At both December 31, 2016 and 2015, our seven unconsolidated VIEs included our interests in six unconsolidated real estate investments and one unconsolidated entity among our interests in the Managed Programs, all of which we account for under the equity method of accounting. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities. As of December 31, 2016 and 2015, the net carrying amount of our investments in these entities was $152.9 million and $154.8 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

At December 31, 2016, we had an investment in a tenancy-in-common interest in various underlying international properties. Consolidation of this investment is not required as such interest does not qualify as a VIE and does not meet the control requirement for consolidation. Accordingly, we account for this investment using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment provides us with significant influence on the operating and financial decisions of this investment. We also had certain investments in other wholly owned tenancy-in-common interests, which we now consolidate after we obtained the remaining interests in the CPA®:16 Merger.

In connection with the CPA®:16 Merger, we acquired 19 VIEs. In accordance with ASU 2015-02, we determined that seven of these entities, which were previously classified as voting interest entities, should now be classified as VIEs as of January 1, 2016 and therefore included in our VIE disclosures.

At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the jointly owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits. At December 31, 2016, none of our equity investments had a carrying value below zero.

On April 20, 2016, we formed a limited partnership, CESH I, for the purpose of developing, owning, and operating student housing properties and similar investments in Europe. CESH I commenced fundraising in July 2016 through a private placement with an initial offering of $100.0 million and a maximum offering of $150.0 million. Through August 30, 2016, the financial results and balances of CESH I were included in our consolidated financial statements, and we had collected $14.2 million of net proceeds on behalf of CESH I from limited partnership units issued in the private placement primarily to independent investors. On August 31, 2016, we determined that CESH I had sufficient equity to finance its operations and that we were no longer considered the primary beneficiary, and as a result we deconsolidated CESH I and began to account for our interest in it at fair value by electing the equity method fair value option available under U.S. GAAP. As of August 31, 2016, CESH I had assets totaling $30.3 million on our consolidated balance sheet, including $15.4 million in Cash and cash equivalents and $14.9 million in Other assets, net. In connection with the deconsolidation, we recorded offsetting amounts of $14.2 million for the year ended December 31, 2016 in Contributions from noncontrolling interests and Deconsolidation of affiliate in the consolidated statements of equity, and in Proceeds from limited partnership units issued by affiliate and Deconsolidation of affiliate in the consolidated statements of cash flows. We recognized a gain on deconsolidation of $1.9 million, which is included in Other income and (expenses) in the consolidated statements of income for the year ended December 31, 2016. The deconsolidation did not have a material impact on our financial position or results of operations. Following the deconsolidation, we continue to serve as the advisor to CESH I (Note 4).

As of December 31, 2016, CPA®:19 – Global had not yet commenced fundraising through its registered public offering. Therefore, we included the financial activity of CPA®:19 – Global in our consolidated financial statements and eliminated all intercompany accounts and transactions in consolidation. For the year ended December 31, 2016, the consolidated results of operations from CPA®:19 – Global were insignificant. All assets and liabilities of CPA®:19 – Global were insignificant as of December 31, 2016. We have decided to delay the introduction of CPA®:19 – Global due to regulatory uncertainty surrounding the adoption of the Fiduciary Rule and the resulting impact on the market with regard to product choices, pricing, and timing, which is currently in a state of flux. As a result, there can be no assurances as to whether or when CPA®:19 – Global’s offering will commence.

W. P. Carey 2016 10-K – 93

Notes to Consolidated Financial Statements

Out-of-Period Adjustments

During the second quarter of 2016, we identified and recorded out-of-period adjustments related to adjustments to prior period income tax returns. We concluded that these adjustments were not material to our consolidated financial statements for any of the current or prior periods presented. The net adjustment is reflected as a $3.0 million increase in our Provision for income taxes in the consolidated statements of income for the year ended December 31, 2016, with a net increase to Accounts payable, accrued expenses and other liabilities and Accumulated other comprehensive loss in the consolidated balance sheet as of December 31, 2016.

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

Assets Held for Sale — We classify those assets as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied, and we believe it is probable that the disposition will occur within one year. Assets held for sale are recorded at the lower of carrying value or estimated fair value, less estimated costs to sell. For the year ended December 31, 2014, the results of operations and the related gain or loss on sale of properties held for sale as of December 31, 2013 and sold during 2014, and properties we acquired in the CPA®:16 Merger that were held for sale and sold during 2014, were included in income from discontinued operations. Prior to January 1, 2014, the results of operations and the related gain or loss on sale of properties that have been sold or that were classified as held for sale and in which we will have no significant continuing involvement are included in discontinued operations (Note 17).

In the unlikely event that we decide not to sell a property previously classified as held for sale, we reclassify the property as held and used. We measure and record a property that is reclassified as held and used at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (ii) the estimated fair value at the date of the subsequent decision not to sell.

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

Cash and Cash Equivalents — We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Our cash and cash equivalents are held in the custody of several financial institutions, and these balances, at times, exceed federally insurable limits. We seek to mitigate this risk by depositing funds only with major financial institutions.

Internal-Use Software Development Costs — We expense costs associated with the assessment stage of software development projects. Upon completion of the preliminary project assessment stage, we capitalize internal and external costs associated with the application development stage, including the costs associated with software that allows for the conversion of our old data to

W. P. Carey 2016 10-K – 94

Notes to Consolidated Financial Statements

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

Other Assets and Liabilities — We include prepaid expenses, deferred rental income, tenant receivables, deferred charges, escrow balances held by lenders, restricted cash balances, marketable securities, derivative assets, other intangible assets, corporate fixed assets, and notes receivable in Other assets, net. We include derivative liabilities, amounts held on behalf of tenants, and deferred revenue in Accounts payable, accrued expenses and other liabilities. Deferred charges are costs incurred in connection with obtaining or amending our credit facility that are amortized over the terms of the debt and included in Interest expense in the consolidated financial statements. Deferred rental income is the aggregate cumulative difference for operating leases between scheduled rents that vary during the lease term, and rent recognized on a straight-line basis.

Allowance for Doubtful Accounts — We consider rents due under leases and payments under notes receivable to be past-due or delinquent when a contractually required rent, principal payment, or interest payment is not remitted in accordance with the provisions of the underlying agreement. We evaluate each account individually and set up an allowance when, based upon current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms, and the amount can be reasonably estimated.

Revenue Recognition, Real Estate Leased to Others — We lease real estate to others primarily on a triple-net leased basis, whereby the tenant is generally responsible for operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, and improvements. For the years ended December 31, 2016, 2015, and 2014, our tenants, pursuant to their lease obligations, have made direct payment to the taxing authorities of real estate taxes of approximately $56.0 million, $57.7 million, and $59.8 million, respectively.

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

For our operating leases, we record real estate at cost less accumulated depreciation; we recognize future minimum rental revenue on a straight-line basis over the non-cancelable lease term of the related leases and charge expenses to operations as incurred (Note 5). We record leases accounted for under the direct financing method as a net investment in leases (Note 6). The net investment is equal to the cost of the leased assets. The difference between the cost and the gross investment, which includes the residual value of the leased asset and the future minimum rents, is unearned income. We defer and amortize unearned income to income over the lease term so as to produce a constant periodic rate of return on our net investment in the lease.

Revenue Recognition, Investment Management Operations — We earn structuring revenue and asset management revenue in connection with providing services to the Managed Programs. We earn structuring revenue for services we provide in connection with the analysis, negotiation, and structuring of transactions, including acquisitions and dispositions and the placement of mortgage financing obtained by the Managed REITs and CESH I. We earn asset management revenue from property management, leasing, and advisory services performed. Receipt of the incentive revenue portion of the asset management revenue or performance revenue, however, was subordinated to the achievement of specified cumulative return requirements by the stockholders of those CPA® REITs. At our option, the performance revenue could be collected in cash or shares of the CPA® REIT (Note 4). In addition, we earn subordinated incentive and disposition revenue related to the disposition of properties. We may also earn termination revenue in connection with the termination of the advisory agreements for the Managed REITs.

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

W. P. Carey 2016 10-K – 95

Notes to Consolidated Financial Statements

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

Stock-Based Compensation — We have granted stock options, restricted share awards, or RSAs, restricted share units, or RSUs, and performance share units, or PSUs, to certain employees and independent directors. Grants were awarded in the name of the recipient subject to certain restrictions of transferability and a risk of forfeiture. Stock-based compensation expense for all equity-classified stock-based compensation awards is based on the grant date fair value estimated in accordance with current accounting guidance for share-based payments. We recognize these compensation costs for only those shares expected to vest on a straight-line or graded-vesting basis, as appropriate, over the requisite service period of the award. We include stock-based compensation within Additional paid-in capital in the consolidated statements of equity.

Foreign Currency Translation and Transaction Gains and Losses — We have interests in real estate investments primarily in the European Union, the United Kingdom, and Australia for which the functional currency is the euro, the British pound sterling, and the Australian dollar, respectively. We perform the translation from the euro, the British pound sterling, or the Australian dollar to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the year. We report the gains and losses resulting from such translation as a component of other comprehensive loss in equity. These translation gains and losses are released to net income when we have substantially exited from all investments in the related currency.

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

Intercompany foreign currency transactions of a long term nature (that is, settlement is not planned or anticipated in the foreseeable future), in which the entities to the transactions are consolidated or accounted for by the equity method in our consolidated financial statements, are not included in net income but are reported as a component of other comprehensive loss in equity.

Net realized gains or (losses) are recognized on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company. For the years ended December 31, 2016, 2015, and 2014, we recognized net realized losses on such transactions of $3.7 million, $0.8 million, and $0.4 million, respectively.

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

W. P. Carey 2016 10-K – 96

Notes to Consolidated Financial Statements

The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. For a derivative designated and that qualified as a net investment hedge, the effective portion of the change in the fair value and/or the net settlement of the derivative are reported in Other comprehensive loss as part of the cumulative foreign currency translation adjustment. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. Amounts are reclassified out of Other comprehensive loss into earnings when the hedged investment is either sold or substantially liquidated.

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

We conduct business in various states and municipalities within North America, Europe, Australia, and Asia and, as a result, we or one or more of our subsidiaries file income tax returns in the United States federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state, and local taxes and a provision for such taxes is included in the consolidated financial statements.

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

Significant judgment is required in determining our tax provision and in evaluating our tax positions. We establish tax reserves based on a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, we recognize the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon settlement. We derecognize the tax position when it is no longer more likely than not of being sustained.

Our earnings and profits, which determine the taxability of distributions to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in depreciation, including hotel properties, and timing differences of rent recognition and certain expense deductions, for federal income tax purposes. Deferred income taxes relate primarily to our TRSs and foreign properties and are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of our TRSs and their respective tax bases and for their operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors (Note 16).

We recognize deferred income taxes in certain of our subsidiaries taxable in the United States or in foreign jurisdictions. Deferred income taxes are generally the result of temporary differences (items that are treated differently for tax purposes than for U.S. GAAP purposes as described in Note 16). In addition, deferred tax assets arise from unutilized tax net operating losses, generated in prior years. Deferred income taxes are computed under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial bases of assets and liabilities. We provide a valuation allowance against our deferred income tax assets when we believe that it is more likely than not that all or some portion of the deferred income tax asset may not be realized. Whenever a change in circumstances causes a change in the estimated realizability of the related deferred income tax asset, the resulting increase or decrease in the valuation allowance is included in deferred income tax expense (benefit).

W. P. Carey 2016 10-K – 97

Notes to Consolidated Financial Statements

We derive most of our REIT income from our real estate operations under our Owned Real Estate segment. As such, our domestic real estate operations are generally not subject to federal tax, and accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements for these operations. These operations may be subject to certain state, local, and foreign taxes, as applicable. We conduct our Investment Management operations primarily through TRSs. These operations are subject to federal, state, local, and foreign taxes, as applicable. Our financial statements are prepared on a consolidated basis including these TRSs and include a provision for current and deferred taxes on these operations.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, which constitute a majority of our revenues, but will apply to reimbursed tenant costs and revenues generated from our operating properties and our Investment Management business. We will adopt this guidance for our annual and interim periods beginning January 1, 2018 using one of two methods: retrospective restatement for each reporting period presented at the time of adoption, or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. We have not decided which method of adoption we will use. We are evaluating the impact of the new standard and have not yet determined if it will have a material impact on our business or our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). ASU 2015-02 amends the current consolidation guidance, including modification of the guidance for evaluating whether limited partnerships and similar legal entities are VIEs or voting interest entities. The guidance does not amend the existing disclosure requirements for VIEs or voting interest model entities. The guidance, however, modified the requirements to qualify under the voting interest model. Under the revised guidance, ASU 2015-02 requires an entity to classify a limited liability company or a limited partnership as a VIE unless the partnership provides partners with either substantive kick-out rights over the managing member or substantive participating rights over the entity or VIE. Please refer to the discussion in the Basis of Consolidation section above.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces existing sale-leaseback guidance with a new model applicable to both lessees and lessors. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02 is effective for U.S. GAAP public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; for all other entities, the final lease standard will be effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application will be permitted for all entities. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented. The ASU is expected to impact our consolidated financial statements as we have certain operating office and land lease arrangements for which we are the lessee. We are evaluating the impact of the new standard and have not yet determined if it will have a material impact on our business or our consolidated financial statements.

W. P. Carey 2016 10-K – 98

Notes to Consolidated Financial Statements

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

We adopted ASU 2016-09 as of January 1, 2017 and elected to account for forfeitures as they occur, rather than to account for them based on an estimate of expected forfeitures. This election is to be adopted using a modified retrospective transition method, with a cumulative effect adjustment to retained earnings. The related financial statement impact of this adjustment is not expected to be material. Depending on several factors, such as the market price of our common stock, employee stock option exercise behavior, and corporate income tax rates, the excess tax benefits associated with the exercise of stock options and the vesting and delivery of RSAs, RSUs, and PSUs could generate a significant income tax benefit in a particular interim period, potentially creating volatility in Net income attributable to W. P. Carey and basic and diluted earnings per share between interim periods. We do not expect that the impact will be material to Net income attributable to W. P. Carey and basic and diluted earnings per share on an annual basis. Under the current accounting guidance, windfall tax benefits related to stock-based compensation were approximately $6.7 million and $12.5 million during the years ended December 31, 2016 and 2015, respectively, and were recognized within Additional paid-in capital in our consolidated financial statements. If ASU 2016-09 had been adopted as of January 1, 2015, these amounts would have been reflected as a reduction to Provision for income taxes in those respective periods.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. ASU 2016-13 introduces a new model for estimating credit losses based on current expected credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. ASU 2016-13 will be effective for public business entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.

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

W. P. Carey 2016 10-K – 99

Notes to Consolidated Financial Statements

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. ASU 2016-17 changes how a reporting entity that is a decision maker should consider indirect interests in a VIE held through an entity under common control. If a decision maker must evaluate whether it is the primary beneficiary of a VIE, it will only need to consider its proportionate indirect interest in the VIE held through a common control party. ASU 2016-17 amends ASU 2015-02, which we adopted on January 1, 2016, and which currently directs the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. ASU 2016-17 will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 intends to reduce diversity in practice for the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2016-18 on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 intends to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business: inputs, processes, and outputs. While an integrated set of assets and activities, collectively referred to as a “set,” that is a business usually has outputs, outputs are not required to be present. ASU 2017-01 provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We elected to early adopt ASU 2017-01 on January 1, 2017 on a prospective basis. While our acquisitions have historically been classified as either business combinations or asset acquisitions, certain acquisitions that were classified as business combinations by us likely would have been considered asset acquisitions under the new standard. As a result, future transaction costs are more likely to be capitalized since we expect most of our future acquisitions to be classified as asset acquisitions under this new standard. In addition, goodwill that was previously allocated to businesses that were sold or held for sale will no longer be allocated and written off upon sale if future sales were deemed to be sales of assets and not businesses.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 removes step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. ASU 2017-04 will be effective for public business entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years in which a goodwill impairment test is performed, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2017-04 on our consolidated financial statements.

Note 3. Merger with CPA®:16 – Global

On July 25, 2013, we and CPA®:16 – Global entered into a definitive agreement pursuant to which CPA®:16 – Global would merge with and into one of our wholly owned subsidiaries, subject to the approval of our stockholders and the stockholders of CPA®:16 – Global. On January 24, 2014, our stockholders and the stockholders of CPA®:16 – Global each approved the CPA®:16 Merger, and the CPA®:16 Merger closed on January 31, 2014.

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

W. P. Carey 2016 10-K – 100

Notes to Consolidated Financial Statements

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

Immediately prior to the CPA®:16 Merger, CPA®:16 – Global’s portfolio was comprised of the consolidated full or partial interests in 325 leased properties, substantially all of which were triple-net leased with an average remaining life of 10.4 years and an estimated contractual minimum annualized base rent, or ABR, totaling $300.1 million, and two hotel properties. The related property-level debt was comprised of 92 fixed-rate and 18 variable-rate non-recourse mortgage loans with an aggregate fair value of approximately $1.8 billion and a weighted-average annual interest rate of 5.6% at that date. Additionally, CPA®:16 – Global had a line of credit with an outstanding balance of $170.0 million on the date of the closing of the CPA®:16 Merger. In addition, CPA®:16 – Global had equity interests in 18 unconsolidated investments, 11 of which were consolidated by us prior to the CPA®:16 Merger, five of which were consolidated by us subsequent to the CPA®:16 Merger, and two of which were jointly owned with CPA®:17 – Global. These investments owned 140 properties, substantially all of which were triple-net leased with an average remaining life of 8.6 years and an estimated ABR totaling $63.9 million, as of January 31, 2014. The debt related to these equity investments was comprised of 17 fixed-rate and five variable-rate non-recourse mortgage loans with an aggregate fair value of approximately $291.2 million and a weighted-average annual interest rate of 4.8% on January 31, 2014. The lease revenues and income from continuing operations from the properties acquired from the date of the CPA®:16 Merger through December 31, 2014 were $251.5 million and $91.1 million (inclusive of $2.4 million attributable to noncontrolling interests), respectively.

During 2014, we sold all ten of the properties that were classified as held for sale upon acquisition in connection with the CPA®:16 Merger (Note 17). The results of operations for all ten of these properties have been included in Income from discontinued operations, net of tax in the consolidated financial statements. In addition, we sold one property subject to a direct financing lease that we acquired in the CPA®:16 Merger. The results of operations for this property have been included in Income from continuing operations before income taxes and gain on sale of real estate in the consolidated financial statements.

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

Equity Investments and Noncontrolling Interests

During the first quarter of 2014, we recognized a gain on change in control of interests of approximately $73.1 million, which was the difference between the carrying value of approximately $274.1 million and the preliminary estimated fair value of approximately $347.2 million of our previously held equity interest in 38,229,294 shares of CPA®:16 – Global’s common stock. During 2014, we identified certain measurement period adjustments that impacted the provisional accounting, which increased

W. P. Carey 2016 10-K – 101

Notes to Consolidated Financial Statements

the estimated fair value of our previously held equity interest in shares of CPA®:16 – Global’s common stock by $2.6 million, resulting in an increase of $2.6 million in Gain on change in control of interests. In accordance with Accounting Standards Codification, or ASC, 805-10-25, we did not record the measurement period adjustments during the periods they occurred. Rather, such amounts are reflected in the financial statements for the three months ended March 31, 2014.

The CPA®:16 Merger also resulted in our acquisition of the remaining interests in nine investments in which we already had a joint interest and accounted for under the equity method. Upon acquiring the remaining interests in these investments, we owned 100% of these investments and thus accounted for the acquisitions of these interests utilizing the purchase method of accounting. Due to the change in control of the nine jointly owned investments that occurred, we recorded a gain on change in control of interests of approximately $30.2 million during the first quarter of 2014, which was the difference between our carrying values and the estimated fair values of our previously held equity interests on the acquisition date of approximately $142.5 million and approximately $172.7 million, respectively. Subsequent to the CPA®:16 Merger, we consolidate these wholly owned investments.

In connection with the CPA®:16 Merger, we also acquired the remaining interests in 12 less-than-wholly owned investments that we already consolidate and recorded an adjustment to additional paid-in-capital of approximately $42.0 million during the first quarter of 2014 related to the difference between our carrying values and the preliminary estimated fair values of our previously held noncontrolling interests on the acquisition date of approximately $236.8 million and $278.2 million, respectively. During 2014, we identified certain measurement period adjustments that impacted the provisional accounting, which increased the fair value of our previously held noncontrolling interests on the acquisition date by $0.6 million, resulting in a reduction of $0.6 million to additional paid-in capital.

Pro Forma Financial Information (Unaudited)

The following unaudited consolidated pro forma financial information has been presented as if the CPA®:16 Merger had occurred on January 1, 2013 for the year ended December 31, 2014. The pro forma financial information is not necessarily indicative of what the actual results would have been had the CPA®:16 Merger occurred on that date, nor does it purport to represent the results of operations for future periods.

(in thousands, except share and per share amounts)

Year Ended December 31, 2014
Pro forma total revenues	$931,309

Pro forma net income from continuing operations, net of tax	$139,698
Pro forma net income attributable to noncontrolling interests	(5,380)
Pro forma net loss attributable to redeemable noncontrolling interest	142
Pro forma net income from continuing operations, net of tax attributable to W. P. Carey	$134,460

Pro forma earnings per share:
Basic	$1.32
Diluted	$1.31

Pro forma weighted-average shares outstanding: (a)
Basic	101,296,847
Diluted	102,360,038
__________

(a)
The pro forma weighted-average shares outstanding for the year ended December 31, 2014 were determined as if the 30,729,878 shares of our common stock issued to CPA®:16 – Global stockholders in the CPA®:16 Merger were issued on January 1, 2013.

W. P. Carey 2016 10-K – 102

Notes to Consolidated Financial Statements

Note 4. Agreements and Transactions with Related Parties

Advisory Agreements with the Managed Programs

We have advisory agreements with each of the Managed Programs, pursuant to which we earn fees and are entitled to receive reimbursement for fund management expenses, as well as cash distributions. We also earn fees for serving as the dealer-manager of the offerings of the Managed Programs. The advisory agreements with each of the Managed REITs have terms of one year, may be renewed for successive one-year periods, and are currently scheduled to expire on December 31, 2017, unless otherwise renewed. The advisory agreement with CCIF is subject to renewal on or before January 26, 2018. The advisory agreement with CESH I, which commenced June 3, 2016, will continue until terminated pursuant to its terms.

The following tables present a summary of revenue earned and/or cash received from the Managed Programs for the periods indicated, included in the consolidated financial statements. Asset management revenue excludes amounts received from third parties (in thousands):

	Years Ended December 31,
	2016	2015	2014
Reimbursable costs from affiliates	$66,433	$55,837	$130,212
Asset management revenue	61,879	49,892	37,970
Structuring revenue	47,328	92,117	71,256
Distributions of Available Cash	45,121	38,406	31,052
Dealer manager fees	8,002	4,794	23,532
Other advisory revenue	2,435	203	—
Interest income on deferred acquisition fees and loans to affiliates	740	1,639	684
Deferred revenue earned	—	—	786
	$231,938	$242,888	$295,492

	Years Ended December 31,
	2016	2015	2014
CPA®:16 – Global	$—	$—	$7,999
CPA®:17 – Global	74,852	81,740	68,710
CPA®:18 – Global	31,330	85,431	129,642
CWI 1	34,085	44,712	89,141
CWI 2	67,524	30,340	—
CCIF	11,164	665	—
CESH I	12,983	—	—
	$231,938	$242,888	$295,492

W. P. Carey 2016 10-K – 103

Notes to Consolidated Financial Statements

The following table presents a summary of amounts included in Due from affiliates in the consolidated financial statements (in thousands):

	December 31,
	2016	2015
Short-term loans to affiliates	$237,613	$—
Deferred acquisition fees receivable	21,967	33,386
Distribution and shareholder servicing fees	19,341	11,801
Current acquisition fees receivable	8,024	4,909
Accounts receivable	5,005	3,910
Reimbursable costs	4,427	5,579
Asset management fees receivable	2,449	2,172
Organization and offering costs	784	461
	$299,610	$62,218

Asset Management Revenue

Under the advisory agreements with the Managed Programs, we earn asset management revenue for managing their investment portfolios. The following table presents a summary of our asset management fee arrangements with the Managed Programs:

Managed Program	Rate	Payable	Description
CPA®:16 – Global	0.5%	2014 in cash; 2015 and 2016 N/A	Rate is based on adjusted invested assets
CPA®:17 – Global	0.5% - 1.75%	2014 in shares of its common stock; 2015 and 2016 50% in cash and 50% in shares of its common stock	Rate depends on the type of investment and is based on the average market or average equity value, as applicable
CPA®:18 – Global	0.5% - 1.5%	2014, 2015, and 2016 in shares of its class A common stock	Rate depends on the type of investment and is based on the average market or average equity value, as applicable
CWI 1	0.5%	2014 in shares of its common stock; 2015 and 2016 in cash	Rate is based on the average market value of the investment; we are required to pay 20% of the asset management revenue we receive to the subadvisor
CWI 2	0.55%	2014 N/A; 2015 and 2016 in shares of its class A common stock	Rate is based on the average market value of the investment; we are required to pay 25% of the asset management revenue we receive to the subadvisor
CCIF	1.75% - 2.00%	2014 N/A; 2015 and 2016 in cash	Based on the average of gross assets at fair value; we are required to pay 50% of the asset management revenue we receive to the subadvisor
CESH I	1.0%	In cash	Based on gross assets at fair value

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

W. P. Carey 2016 10-K – 104

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
Based on the total aggregate cost of the net-lease investments made; also based on the total aggregate cost of the non net-lease investments or commitments made; total limited to 6% of the contract prices in aggregate

CPA®:18 – Global	4.5%
In cash; for all investments, other than readily marketable real estate securities for which we will not receive any acquisition fees, 2.5% upon completion, with 2% deferred and payable in three interest-bearing annual installments
			Based on the total aggregate cost of the investments or commitments made; total limited to 6% of the contract prices in aggregate
CWI REITs	2.5%	In cash upon completion
Based on the total aggregate cost of the lodging investments or commitments made; loan refinancing transactions up to 1% of the principal amount; we are required to pay 20% and 25% to the subadvisors of CWI 1 and CWI 2, respectively; total for each CWI REIT limited to 6% of the contract prices in aggregate

CESH I	2.0%	In cash upon completion	Based on the total aggregate cost of investments or commitments made, including the acquisition, development, construction, or re-development of the investments

Reimbursable Costs from Affiliates

The Managed Programs reimburse us for certain costs that we incur on their behalf, which consist primarily of broker-dealer commissions, marketing costs, an annual distribution and shareholder servicing fee, or Shareholder Servicing Fee, and certain personnel and overhead costs, as applicable. The following tables present summaries of such fee arrangements:

Broker-Dealer Selling Commissions

Managed Program	Rate	Payable	Description
CPA®:18 – Global and CWI 2 Class A Shares, and CWI 1 Common Stock	$0.70	In cash upon share settlement; 100% re-allowed to broker-dealers	Per share sold; offerings for CPA®:18 – Global Class A shares closed in April 2015 and for CWI 1 Common Stock in December 2014
CWI 2 Class T Shares	$0.19	In cash upon share settlement; 100% re-allowed to broker-dealers	Per share sold
CPA®:18 – Global Class C Shares	$0.14	In cash upon share settlement; 100% re-allowed to broker-dealers	Per share sold; this offering closed in April 2015
CCIF Feeder Funds	0% - 3%	In cash upon share settlement; 100% re-allowed to broker-dealers	Based on the selling price of each share sold
CESH I	Up to 7.0% of gross offering proceeds	In cash upon limited partnership unit settlement; 100% re-allowed to broker-dealers	Based on the selling price of each limited partnership unit sold

W. P. Carey 2016 10-K – 105

Notes to Consolidated Financial Statements

Dealer Manager Fees

Managed Program	Rate	Payable	Description
CPA®:18 – Global and CWI 2 Class A Shares, and CWI 1 Common Stock	$0.30	Per share sold	In cash upon share settlement; a portion may be re-allowed to broker-dealers; offerings for CPA®:18 – Global Class A shares closed in April 2015 and for CWI Common Stock in December 2014
CPA®:18 – Global Class C Shares	$0.21	Per share sold	In cash upon share settlement; a portion may be re-allowed to broker-dealers; this offering closed in April 2015
CWI 2 Class T Shares	$0.26	Per share sold	In cash upon share settlement; a portion may be re-allowed to broker-dealers
CCIF Feeder Funds	2.75% - 3.0%	Based on the selling price of each share sold	In cash upon share settlement; a portion may be re-allowed to broker-dealers
CESH I	Up to 3.0% of gross offering proceeds	Per limited partnership unit sold	In cash upon limited partnership unit settlement; a portion may be re-allowed to broker-dealers

Annual Distribution and Shareholder Servicing Fee

Managed Program	Rate	Payable	Description
CPA®:18 – Global Class C Shares	1.0%	Accrued daily and payable quarterly in arrears in cash; a portion may be re-allowed to selected dealers	Based on the purchase price per share sold or, once it was reported, the net asset value per share; cease paying when underwriting compensation from all sources equals 10% of gross offering proceeds
CWI 2 Class T Shares	1.0%	Accrued daily and payable quarterly in arrears in cash; a portion may be re-allowed to selected dealers
Based on the purchase price per share sold or, once it was reported, the net asset value per share; cease paying on the earlier of six years or when underwriting compensation from all sources equals 10% of gross offering proceeds

Carey Credit Income Fund 2016 T and Carey Credit Income Fund 2018 T (two of the CCIF Feeder Funds)	0.9%	Accrued daily and payable quarterly in arrears in cash; a portion may be re-allowed to selected dealers
Based on the weighted-average net price of shares sold in the public offering; commences in the first quarter after the close of the public offering; cease paying on the earlier of when underwriting compensation from all sources equals 10% of gross offering proceeds or the date at which a liquidity event occurs

W. P. Carey 2016 10-K – 106

Notes to Consolidated Financial Statements

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

CWI 1	2014 in shares of its common stock; 2015 and 2016 in cash	Actual expenses incurred; allocated between the CWI REITs based on the percentage of their total pro rata hotel revenues for the most recently completed quarter
CWI 2	2014 N/A; 2015 and 2016 in cash	Actual expenses incurred; allocated between the CWI REITs based on the percentage of their total pro rata hotel revenues for the most recently completed quarter
CCIF and CCIF Feeder Funds	2014 N/A; 2015 and 2016 in cash	Actual expenses incurred, excluding those related to our investment management team and senior management team
CESH I	2014 and 2015 N/A; 2016 in cash	Actual expenses incurred

Organization and Offering Costs

Managed Program	Payable	Description
CPA®:18 – Global and CWI 2	In cash; within 60 days after the end of the quarter in which the offering terminates	Actual costs incurred from 1.5% through 4.0% of the gross offering proceeds, depending on the amount raised; offering for CPA®:18 – Global closed in April 2015
CWI 1	In cash; within 60 days after the end of the quarter in which the offering terminates	Actual costs incurred up to 4.0% of the gross offering proceeds; offering closed in December 2014
CCIF and CCIF Feeder Funds	In cash; payable monthly	Up to 1.5% of the gross offering proceeds; we are required to pay 50% of the organization and offering costs we receive to the subadvisor
CESH I	N/A	In lieu of reimbursing us for organization and offering costs, CESH I will pay us limited partnership units, as described below under Other Advisory Revenue

For CCIF, total reimbursements to us for personnel and overhead costs and organization and offering costs may not exceed 18% of total Front End Fees, as defined in its Declaration of Trust, so that total funds available for investment may not be lower than 82% of total gross proceeds.

Other Advisory Revenue

Under the limited partnership agreement we have with CESH I, we pay all organization and offering costs on behalf of CESH I, and instead of being reimbursed by CESH I on a dollar-for-dollar basis for those costs, we receive limited partnership units of CESH I equal to 2.5% of its gross offering proceeds. This revenue is included in Other advisory revenue in the consolidated statements of income and totaled $2.4 million for the year ended December 31, 2016, representing activity following the deconsolidation of CESH I on August 31, 2016 (Note 2).

W. P. Carey 2016 10-K – 107

Notes to Consolidated Financial Statements

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

In May 2011, we acquired a special member interest, or the Special Member Interest, in CPA®:16 – Global’s operating partnership. We initially recorded this Special Member Interest at its fair value, and amortized it into earnings as deferred revenue through the date of the CPA®:16 Merger. Cash distributions of our proportionate share of earnings from the Managed REITs’ operating partnerships, as well as deferred revenue earned from our Special Member Interest in CPA®:16 – Global’s operating partnership, are recorded as Equity in earnings of equity method investments in the Managed Programs and real estate within the Owned Real Estate segment.

Other Transactions with Affiliates

Loans to Affiliates

During 2015 and 2014, our board of directors approved unsecured loans from us to CPA®:17 – Global of up to $75.0 million, CPA®:18 – Global of up to $100.0 million, CWI 1 and CWI 2 of up to $110.0 million in the aggregate, and CCIF of up to $50.0 million, at our sole discretion, with each loan at a rate equal to the rate at which we are able to borrow funds under our senior credit facility (Note 11), for the purpose of facilitating acquisitions approved by their respective investment committees that they would not otherwise have had sufficient available funds to complete. In April 2016, our board of directors approved unsecured loans from us to CESH I of up to $35.0 million, under the same terms and for the same purpose.

During 2015 and 2014, various loans aggregating $185.4 million and $11.0 million, respectively, were made to the Managed Programs, all of which were repaid during the same year. All of the loans were made at an interest rate equal to the London Interbank Offered Rate, or LIBOR, as of the issue date, plus 1.1%. During 2015, we arranged credit agreements for each of CPA®:17 – Global, CWI 1, and CCIF, and our board of directors terminated its previous authorizations to provide loans to CPA®:17 – Global and CWI 1. In January 2016, our board of directors terminated its previous authorizations to provide loans to CPA®:18 – Global and CCIF. However, in July 2016, our board of directors approved unsecured loans from us to CPA®:18 – Global of up to $50.0 million, at our sole discretion, with a rate equal to the rate at which we are able to borrow funds under our senior credit facility (Note 11), for the purpose of facilitating investments approved by CPA®:18 – Global’s investment committee.

On January 20, 2016, we made a $20.0 million loan to CWI 2, which was repaid in full on February 20, 2016.

In May 2016, we made a total of $17.1 million in loans to CESH I, at an annual interest rate of LIBOR plus 1.1%, which were repaid in full in September 2016, subsequent to the commencement of CESH I’s private placement (Note 2).

On October 31, 2016, we made a $27.5 million loan to CPA®:18 – Global at an annual interest rate of LIBOR plus 1.1% with a scheduled maturity date of October 31, 2017 for the purpose of facilitating an investment approved by CPA®:18 – Global’s investment committee.

In December 2016, our board of directors approved an increase in unsecured loans from us to CWI 2 from up to $110.0 million to up to $250.0 million. On December 29, 2016, we made a $210.0 million loan to CWI 2 at an annual interest rate of LIBOR

W. P. Carey 2016 10-K – 108

Notes to Consolidated Financial Statements

plus 1.1% with a scheduled maturity date of December 29, 2017 for the purpose of facilitating an investment approved by CWI 2’s investment committee. In January and February 2017, CWI 2 repaid this loan in full to us (Note 20). Short-term loans to affiliates outstanding to us at December 31, 2016 includes accrued interest of $0.1 million.

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

Other

On February 2, 2016, an entity in which we, one of our employees, and third parties owned 38.3%, 0.5%, and 61.2%, respectively, and which we consolidated, sold a self-storage property (Note 17). In connection with the sale, we made a distribution of $0.1 million to the employee, representing the employee’s share of the net proceeds from the sale.

At December 31, 2016, we owned interests ranging from 3% to 90% in jointly owned investments in real estate, including a jointly controlled tenancy-in-common interest in several properties, with the remaining interests generally held by affiliates. In addition, we owned stock of each of the Managed REITs and CCIF, and limited partnership units of CESH I. We consolidate certain of these investments and account for the remainder either (i) under the equity method of accounting or (ii) at fair value by electing the equity method fair value option available under U.S. GAAP (Note 7).

Note 5. Net Investments in Properties

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, and real estate under construction, is summarized as follows (in thousands):

	December 31,
	2016	2015
Land	$1,128,933	$1,160,567
Buildings	4,053,334	4,147,644
Real estate under construction	21,859	1,714
Less: Accumulated depreciation	(472,294)	(372,735)
	$4,731,832	$4,937,190

During 2016, the U.S. dollar strengthened against the British pound sterling, as the end-of-period rate for the U.S. dollar in relation to the British pound sterling at December 31, 2016 decreased by 17.0% to $1.2312 from $1.4833 at December 31, 2015. Additionally, during the same period the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro decreased by 3.2% to $1.0541 from $1.0887. As a result of these fluctuations in foreign exchange rates, the carrying value of our real estate decreased by $89.8 million from December 31, 2015 to December 31, 2016.

Depreciation expense, including the effect of foreign currency translation, on our real estate was $142.7 million, $137.3 million, and $113.0 million for the years ended December 31, 2016, 2015, and 2014, respectively.

W. P. Carey 2016 10-K – 109

Notes to Consolidated Financial Statements

Acquisitions of Real Estate During 2016 – We entered into the following investments, which were deemed to be real estate asset acquisitions because we acquired the sellers’ properties and simultaneously entered into new leases in connection with the acquisitions, at a total cost of $530.3 million, including land of $140.2 million, buildings of $259.8 million, and net lease intangibles of $130.3 million (Note 8) (including acquisition-related costs of $4.0 million in the aggregate, which were capitalized to land, building, and intangibles):

•
an investment of $167.7 million for three private school campuses in Coconut Creek, Florida on April 1, 2016 and in Windermere, Florida and Houston, Texas on May 31, 2016. We also committed to fund an additional $128.1 million of build-to-suit financing over the next four years in order to fund expansions of the existing facilities;

•
an investment of $218.2 million for 43 manufacturing facilities in various locations in the United States and six manufacturing facilities in various locations in Canada on April 5 and 14, 2016; on October 4, 2016, we acquired a manufacturing facility in San Antonio, Texas from the tenant for $3.8 million (which we consider to be part of the original investment) and simultaneously disposed of a manufacturing facility in Mascouche, Canada, which was acquired as part of the original investment, for the same amount (Note 17); and

•
an investment of $140.7 million for 13 manufacturing facilities and one office facility in various locations in Canada, Mexico, and the United States on November 8, 2016 and December 1, 2016. In addition, we recorded an estimated deferred tax liability of $29.4 million, with a corresponding increase to the asset value, since we assumed the tax basis of the acquired entities as part of the acquisition of the shares of these entities.

In addition, we entered into the following investments, which were deemed to be real estate asset acquisitions, at a total cost of $1.9 million:

•
an investment of $1.1 million for a parcel of land adjacent to a property owned by us in McCalla, Alabama on October 20, 2016. We also committed to fund $21.5 million of build-to-suit financing for the construction of an industrial facility on the land. Construction commenced during 2016 and is expected to be completed during 2017; and

•
an investment of $0.8 million for a parcel of land adjacent to a property owned by us in Rio Rancho, New Mexico on December 9, 2016. We will reimburse the tenant in the property for the costs of constructing a parking lot up to $0.7 million.

We reclassified 31 properties with an aggregate carrying value of $9.7 million from Net investments in direct financing leases to Real estate, at cost during the year ended December 31, 2016, in connection with the extensions of the underlying leases (Note 6).

Dollar amounts are based on the exchange rates of the foreign currencies on the dates of activity, as applicable.

Acquisitions of Real Estate During 2015 – We entered into the following investments, which were deemed to be business combinations because we assumed the existing leases on the properties, for which the sellers were not the lessees, at a total cost of $561.6 million, including land of $89.5 million, buildings of $382.6 million, and net lease intangibles of $89.5 million:

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

W. P. Carey 2016 10-K – 110

Notes to Consolidated Financial Statements

We also entered into the following investments, which were deemed to be real estate asset acquisitions because we acquired the sellers’ properties and simultaneously entered into new leases in connection with the acquisitions, at a total cost of $116.0 million, including land of $8.6 million, buildings of $68.1 million (including acquisition-related costs of $3.9 million, which were capitalized), and net lease intangibles of $39.4 million:

•	an investment of $53.5 million for an office building in Sunderland, United Kingdom on August 6, 2015; and

•	an investment of $62.5 million for ten auto dealership properties in Almere, Amsterdam, Eindhoven, Houten, Nieuwegein, Utrecht, Veghel, and Zwaag, Netherlands on November 11, 2015.

Dollar amounts are based on the exchange rates of the foreign currencies on the dates of activity, as applicable.

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

We also entered into the following investments, which were deemed to be real estate asset acquisitions because we acquired the sellers’ properties and simultaneously entered into new leases in connection with the acquisitions, at a total cost of $536.7 million, including land of $83.9 million, buildings of $366.6 million (including acquisition-related costs of $17.8 million, which were capitalized), net lease intangibles of $82.9 million, and a property classified as a net investment in direct financing lease of $3.3 million (Note 6):

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

Dollar amounts are based on the exchange rates of the foreign currencies on the dates of activity, as applicable.

As discussed in Note 3, we acquired 225 properties subject to existing operating leases in the CPA®:16 Merger, which increased the carrying value of our real estate by $2.0 billion during the year ended December 31, 2014. We reclassified properties with an aggregate carrying value of $13.7 million from Net investments in direct financing leases to Real estate, at cost during the year ended December 31, 2014, in connection with the extensions of the underlying leases (Note 6).

Real Estate Under Construction

During 2016, we capitalized real estate under construction totaling $58.7 million, including accrual activity of $2.1 million, primarily related to construction projects on our properties. Of this total, $16.9 million related to an expansion of one of the three private school campuses that we acquired during 2016, as described above. As of December 31, 2016, we had three construction projects in progress. As of December 31, 2015, we had an outstanding commitment related to a tenant expansion allowance, for which construction had not yet commenced, and no other open construction projects. Aggregate unfunded commitments totaled approximately $135.2 million and $12.2 million as of December 31, 2016 and 2015, respectively.

W. P. Carey 2016 10-K – 111

Notes to Consolidated Financial Statements

In December 2015, we entered into a build-to-suit transaction for the redevelopment of a property in Doraville, Georgia. We demolished the property (Note 9) and commenced construction of an industrial facility, which was completed in October 2016. The building was placed into service at a cost totaling $13.8 million and we have no further funding commitment as of December 31, 2016. In addition, we placed into service amounts totaling $24.7 million related to partially-completed build-to-suit projects or other expansion projects during the year ended December 31, 2016.

On December 4, 2013, we entered into a build-to-suit transaction for the construction of an office building in Mönchengladbach, Germany for a total projected cost of up to $65.0 million, including acquisition expenses, which was based on the exchange rate of the euro on that date. During the years ended December 31, 2015 and 2014, we funded approximately $28.0 million and $20.6 million, respectively. The building was placed in service in September 2015 at a cost totaling $53.2 million and we have no further funding commitment as of December 31, 2016.

Dispositions of Real Estate

During 2016, we sold 28 properties and a parcel of vacant land, excluding the disposition of two properties that were classified as held for sale as of December 31, 2015, transferred ownership of another property to the related mortgage lender, and disposed of another property through foreclosure (Note 17). As a result, the carrying value of our real estate decreased by $411.2 million from December 31, 2015 to December 31, 2016.

Future Dispositions of Real Estate

During 2016, two tenants each exercised an option to repurchase the properties they are leasing in accordance with their lease agreements during 2017 for an aggregate of $21.6 million. At December 31, 2016, the properties had an aggregate asset carrying value of $16.3 million. There is no accounting impact during 2016 related to the exercise of these options.

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals, expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments, under non-cancelable operating leases at December 31, 2016 are as follows (in thousands):

Years Ending December 31,	Total
2017	$585,799
2018	575,925
2019	565,614
2020	533,916
2021	506,875
Thereafter	3,401,847
Total	$6,169,976

W. P. Carey 2016 10-K – 112

Notes to Consolidated Financial Statements

Operating Real Estate

At December 31, 2016, Operating real estate consisted of our investments in two hotels. At December 31, 2015, Operating real estate consisted of our investments in two hotels and one self-storage property. During the year ended December 31, 2016, we sold our remaining self-storage property, and as a result, the carrying value of our Operating real estate decreased by $2.3 million from December 31, 2015 to December 31, 2016 (Note 17). Below is a summary of our Operating real estate (in thousands):

	December 31,
	2016	2015
Land	$6,041	$6,578
Buildings	75,670	76,171
Less: Accumulated depreciation	(12,143)	(8,794)
	$69,568	$73,955

Depreciation expense on our operating real estate was $4.2 million, $4.2 million, and $3.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.

We capitalized or reclassified from real estate under construction $2.2 million of building improvements related to our operating properties during the year ended December 31, 2016.

Assets Held for Sale

Below is a summary of our properties held for sale (in thousands):

	December 31,
	2016	2015
Net investments in direct financing leases	$26,247	$—
Real estate, net	—	59,046
Assets held for sale	$26,247	$59,046

At December 31, 2016, we had one property classified as Assets held for sale with a carrying value of $26.2 million. In addition, there was a deferred tax liability of $2.5 million related to this property as of December 31, 2016, which is included in Deferred income taxes in the consolidated balance sheets. The property was disposed of subsequent to December 31, 2016 (Note 20). At December 31, 2015, we had two properties classified as Assets held for sale, both of which were sold during the year ended December 31, 2016 (Note 17).

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

W. P. Carey 2016 10-K – 113

Notes to Consolidated Financial Statements

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	December 31,
	2016	2015
Minimum lease payments receivable	$619,014	$797,736
Unguaranteed residual value	639,002	700,143
	1,258,016	1,497,879
Less: unearned income	(573,957)	(741,526)
	$684,059	$756,353

2016 — Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $71.2 million for the year ended December 31, 2016. During the year ended December 31, 2016, the U.S. dollar strengthened against both the euro and British pound sterling, resulting in a $18.3 million decrease in the carrying value of Net investments in direct financing leases from December 31, 2015 to December 31, 2016. During the year ended December 31, 2016, we reclassified 31 properties with a carrying value of $9.7 million from Net investments in direct financing leases to Real estate, at cost, in connection with the extensions of the underlying leases. During the year ended December 31, 2016, we reclassified a property from Net investments in direct financing leases to Assets held for sale based on the fair value of the property less costs to sell of $26.2 million (Note 5) and recognized an impairment charge of $7.0 million on the property (Note 9).

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

2014 — Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $78.8 million for the year ended December 31, 2014. In connection with the CPA®:16 Merger in January 2014, we acquired 98 properties subject to direct financing leases with a total fair value of $538.2 million (Note 3), of which one was sold during the year ended December 31, 2014 (Note 17). In connection with our acquisition of an investment in Australia, we acquired one property subject to a direct financing lease for $3.3 million. During the year ended December 31, 2014, we reclassified properties with a carrying value of $13.7 million from Net investments in direct financing leases to Real estate in connection with the extensions of the underlying leases. We also recognized impairment charges totaling $1.3 million on eight properties accounted for as Net investments in direct financing leases in connection with an other-than-temporary decline in the estimated fair values of the properties’ residual values (Note 9).

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals, expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments, under non-cancelable direct financing leases at December 31, 2016 are as follows (in thousands):

Years Ending December 31,	Total
2017	$65,781
2018	65,893
2019	64,138
2020	63,438
2021	60,232
Thereafter	299,532
Total	$619,014

W. P. Carey 2016 10-K – 114

Notes to Consolidated Financial Statements

Notes Receivable

Earnings from our notes receivable are included in Lease termination income and other in the consolidated financial statements.

At December 31, 2016 and 2015, we had a note receivable with an outstanding balance of $10.4 million and $10.7 million, respectively, representing the expected future payments under a sales type lease, which was included in Other assets, net in the consolidated financial statements.

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

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. As of December 31, 2016 and 2015, we had allowances for credit losses of $13.3 million and $8.7 million, respectively, on a single direct financing lease, including the impact of foreign currency translation. During the years ended December 31, 2016 and 2015, we increased the allowance by $7.1 million and $8.7 million, respectively, which was recorded in Property expenses, excluding reimbursable tenant costs in the consolidated financial statements, due to a decline in the estimated amount of future payments we will receive from the tenant, including the possible early termination of the direct financing lease. At both December 31, 2016 and 2015, none of the balances of our finance receivables were past due. Other than the lease extensions noted under Net Investment in Direct Financing Leases above and the allowance for credit losses discussed above, there were no modifications of finance receivables during the years ended December 31, 2016 or 2015. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. A credit quality of one through three indicates a range of investment grade to stable. A credit quality of four through five indicates a range of inclusion on the watch list to risk of default. The credit quality evaluation of our finance receivables was last updated in the fourth quarter of 2016. We believe the credit quality of our deferred acquisition fees receivable falls under category one, as the CPA® REITs are expected to have the available cash to make such payments.

A summary of our finance receivables by internal credit quality rating, excluding our deferred acquisition fees receivable, is as follows (dollars in thousands):

	Number of Tenants / Obligors at December 31,		Carrying Value at December 31,
Internal Credit Quality Indicator	2016	2015	2016	2015
1 - 3	27	28	$621,955	$657,034
4	5	6	70,811	110,002
5	1	—	1,644	—
			$694,410	$767,036

Note 7. Equity Investments in the Managed Programs and Real Estate

We own interests in certain unconsolidated real estate investments with the Managed Programs and also own interests in the Managed Programs. We account for our interests in these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences) or at fair value by electing the equity method fair value option available under U.S. GAAP.

W. P. Carey 2016 10-K – 115

Notes to Consolidated Financial Statements

The following table presents Equity in earnings of equity method investments in the Managed Programs and real estate, which represents our proportionate share of the income or losses of these investments, as well as certain adjustments related to other-than-temporary impairment charges and amortization of basis differences related to purchase accounting adjustments (in thousands):

	Years Ended December 31,
	2016	2015	2014
Distributions of Available Cash (Note 4)	$45,121	$38,406	$31,052
Proportionate share of equity in earnings (losses) of equity method investments in the Managed Programs	7,698	(454)	2,425
Amortization of basis differences on equity method investments in the Managed Programs	(1,028)	(806)	(810)
Deferred revenue earned (Note 4)	—	—	786
Other-than-temporary impairment charges on the Special Member Interest in CPA®:16 – Global’s operating partnership	—	—	(735)
Total equity in earnings of equity method investments in the Managed Programs	51,791	37,146	32,718
Equity in earnings of equity method investments in real estate	16,503	17,559	14,828
Amortization of basis differences on equity method investments in real estate	(3,575)	(3,685)	(3,430)
Equity in earnings of equity method investments in the Managed Programs and real estate	$64,719	$51,020	$44,116

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

The following table sets forth certain information about our investments in the Managed Programs (dollars in thousands):

	% of Outstanding Shares Owned at		Carrying Amount of Investment at
	December 31,		December 31,
Fund	2016	2015	2016	2015
CPA®:17 – Global	3.456%	3.087%	$99,584	$87,912
CPA®:17 – Global operating partnership	0.009%	0.009%	—	—
CPA®:18 – Global	1.616%	0.735%	17,955	9,279
CPA®:18 – Global operating partnership	0.034%	0.034%	209	209
CWI 1	1.109%	1.131%	11,449	12,619
CWI 1 operating partnership	0.015%	0.015%	—	—
CWI 2	0.773%	0.379%	5,091	949
CWI 2 operating partnership	0.015%	0.015%	300	300
CCIF	13.322%	47.882%	23,528	22,214
CESH I (a)	2.431%	—%	2,701	—
			$160,817	$133,482
__________

(a)	Investment is accounted for at fair value.

CPA®:17 – Global — The carrying value of our investment in CPA®:17 – Global at December 31, 2016 includes asset management fees receivable, for which 109,825 shares of CPA®:17 – Global common stock were issued during the first quarter of 2017. We received distributions from this investment during the years ended December 31, 2016, 2015, and 2014 of $7.3 million, $5.9 million, and $4.6 million, respectively. We received distributions from our investment in the CPA®:17 – Global

W. P. Carey 2016 10-K – 116

Notes to Consolidated Financial Statements

operating partnership during the years ended December 31, 2016, 2015, and 2014 of $24.8 million, $24.7 million, and $20.4 million, respectively.

CPA®:18 – Global — The carrying value of our investment in CPA®:18 – Global at December 31, 2016 includes asset management fees receivable, for which 109,639 shares of CPA®:18 – Global class A common stock were issued during the first quarter of 2017. We received distributions from this investment during the years ended December 31, 2016, 2015, and 2014 of $0.9 million, $0.2 million, and less than $0.1 million, respectively. We received distributions from our investment in the CPA®:18 – Global operating partnership during the years ended December 31, 2016, 2015, and 2014 of $7.6 million, $6.3 million, and $1.8 million, respectively.

CWI 1 — We received distributions from this investment during the years ended December 31, 2016, 2015, and 2014 of $0.9 million, $0.8 million, and $0.3 million, respectively. We received distributions from our investment in the CWI 1 operating partnership during the years ended December 31, 2016, 2015, and 2014 of $9.4 million, $7.1 million, and $4.1 million, respectively.

CWI 2 — On May 30, 2014, we purchased 22,222 shares of CWI 2’s class A common stock, par value $0.001 per share, for an aggregate purchase price of $0.2 million and consolidated this investment. On May 15, 2015, upon CWI 2 reaching its minimum offering proceeds and admitting new stockholders, we deconsolidated our investment and began to account for our interest in CWI 2 under the equity method of accounting. We received distributions from this investment during the year ended December 31, 2016 of $0.1 million. We did not receive distributions from this investment during the years ended December 31, 2015 and 2014. The carrying value of our investment in CWI 2 at December 31, 2016 includes asset management fees receivable, for which 46,439 shares of class A common stock of CWI 2 were issued during the first quarter of 2017. On March 27, 2015, we purchased a 0.015% special general partnership interest in the CWI 2 operating partnership for $0.3 million. This special general partnership interest entitles us to receive distributions of our proportionate share of earnings up to 10% of the Available Cash from CWI 2’s operating partnership (Note 4). We received distributions from this investment during the years ended December 31, 2016 and 2015 of $3.3 million and $0.3 million, respectively.

CCIF — We received distributions from our investment in CCIF during the years ended December 31, 2016 and 2015 of $0.7 million and $0.8 million, respectively.

CESH I — Under the limited partnership agreement we have with CESH I, we pay all organization and offering costs on behalf of CESH I, and instead of being reimbursed by CESH I on a dollar-for-dollar basis for those costs, we receive limited partnership units of CESH I equal to 2.5% of its gross offering proceeds (Note 4). We have elected to account for our investment in CESH I at fair value by selecting the equity method fair value option available under U.S. GAAP. We record our investment in CESH I on a one quarter lag; therefore, the balance of our equity method investment in CESH I recorded as of December 31, 2016 is based on the estimated fair value of our equity method investment in CESH I as of September 30, 2016. We did not receive distributions from this investment during the year ended December 31, 2016.

At December 31, 2016 and 2015, the aggregate unamortized basis differences on our equity investments in the Managed Programs were $31.7 million and $27.4 million, respectively.

The following tables present estimated combined summarized financial information for the Managed Programs. Amounts provided are expected total amounts attributable to the Managed Programs and do not represent our proportionate share (in thousands):

	December 31,
	2016	2015
Real estate, net	$8,464,447	$7,274,549
Other assets	2,737,441	2,492,789
Total assets	11,201,888	9,767,338
Debt	(5,128,640)	(4,535,506)
Accounts payable, accrued expenses and other liabilities	(943,090)	(652,139)
Total liabilities	(6,071,730)	(5,187,645)
Noncontrolling interests	(263,783)	(287,051)
Stockholders’ equity	$4,866,375	$4,292,642

W. P. Carey 2016 10-K – 117

Notes to Consolidated Financial Statements

	Years Ended December 31,
	2016	2015	2014
Revenues	$1,465,803	$1,157,432	$825,405
Expenses	(1,265,819)	(1,129,294)	(816,630)
Income from continuing operations	$199,984	$28,138	$8,775
Net income (loss) attributable to the Managed Programs (a) (b)	$145,936	$(15,740)	$(12,695)
__________

(a)
Inclusive of impairment charges recognized by the Managed Programs totaling $31.4 million, $7.2 million, and $1.3 million during the years ended December 31, 2016, 2015, and 2014, respectively. These impairment charges reduced our income earned from these investments by $1.0 million, $0.1 million, and less than $0.1 million during the years ended December 31, 2016, 2015, and 2014, respectively.

(b)
Amounts included net gains on sale of real estate recorded by the Managed Programs totaling $132.8 million, $8.9 million, and $13.3 million for the years ended December 31, 2016, 2015, and 2014, respectively. These net gains on sale of real estate increased our income earned from these investments by $4.6 million, $0.1 million, and $0.4 million during the years ended December 31, 2016, 2015, and 2014, respectively.

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

The following table sets forth our ownership interests in our equity investments in real estate, excluding the Managed Programs, and their respective carrying values (dollars in thousands):

			Carrying Value at December 31,
Lessee	Co-owner	Ownership Interest	2016	2015
The New York Times Company	CPA®:17 – Global	45%	$69,668	$70,976
Frontier Spinning Mills, Inc.	CPA®:17 – Global	40%	24,138	24,288
Beach House JV, LLC (a)	Third Party	N/A	15,105	15,318
Actebis Peacock GmbH (b)	CPA®:17 – Global	30%	11,205	12,186
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (b)	CPA®:17 – Global	33%	8,887	9,507
C1000 Logistiek Vastgoed B.V. (b) (c)	CPA®:17 – Global	15%	8,739	9,381
Wanbishi Archives Co. Ltd. (d)	CPA®:17 – Global	3%	334	335
			$138,076	$141,991
__________

(a)	This investment is in the form of a preferred equity interest.

(b)	The carrying value of this investment is affected by fluctuations in the exchange rate of the euro.

(c)
This investment represents a tenancy-in-common interest, whereby the property is encumbered by the debt for which we are jointly and severally liable. The co-obligor is CPA®:17 – Global and the amount due under the arrangement was approximately $68.4 million at December 31, 2016. Of this amount, $10.3 million represents the amount we agreed to pay and is included within the carrying value of the investment at December 31, 2016.

(d)	The carrying value of this investment is affected by fluctuations in the exchange rate of the yen.

W. P. Carey 2016 10-K – 118

Notes to Consolidated Financial Statements

The following tables present estimated combined summarized financial information of our equity investments, excluding the Managed Programs. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (in thousands):

	December 31,
	2016	2015
Real estate, net	$460,198	$464,730
Other assets	56,737	64,989
Total assets	516,935	529,719
Debt	(193,521)	(201,611)
Accounts payable, accrued expenses and other liabilities	(10,354)	(9,749)
Total liabilities	(203,875)	(211,360)
Stockholders’ equity	$313,060	$318,359

	Years Ended December 31,
	2016	2015	2014
Revenues	$56,791	$61,887	$64,294
Expenses	(17,933)	(21,124)	(27,801)
Income from continuing operations	$38,858	$40,763	$36,493
Net income attributable to the jointly owned investments	$38,858	$40,763	$36,493

We received aggregate distributions of $16.1 million, $13.3 million, and $12.5 million from our other unconsolidated real estate investments for the years ended December 31, 2016, 2015, and 2014, respectively. At both December 31, 2016 and 2015, the aggregate unamortized basis differences on our unconsolidated real estate investments were $6.7 million.

Hellweg 2 Restructuring

In 2007, Corporate Property Associates 14 Incorporated, or CPA®:14, CPA®:15, and CPA®:16 – Global, acquired a 33%, 40%, and 27% interest, respectively, in an entity, or Purchaser, for purposes of acquiring a 25% interest in a property holding company, or PropCo, that owns 37 do-it-yourself stores located in Germany. This is referred to as the Hellweg 2 transaction. The remaining 75% interest in PropCo was owned by a third party, or the Partner. In November 2010, CPA®:14, CPA®:15, and CPA®:16 – Global obtained a 70% additional interest in PropCo from the Partner, resulting in Purchaser owning approximately 95% of PropCo. In 2011, CPA®:17 – Global acquired CPA®:14’s interests, and in 2012, through the CPA®:15 Merger, we acquired CPA®:15’s interests. We had previously accounted for our investment under the equity method of accounting. In January 2014 in connection with the CPA®:16 Merger, we acquired CPA®:16 – Global’s interests in the investment. Subsequent to the acquisition, we consolidate this investment.

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

Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH

In the second quarter of 2015, we recognized equity income of approximately $2.1 million, representing our share of the bankruptcy proceeds received by this jointly owned investment. The proceeds were used to repay the mortgage loan encumbering the two properties owned by the jointly owned investment in the amount of $14.3 million, of which our share was $4.7 million, in the third quarter of 2015.

W. P. Carey 2016 10-K – 119

Notes to Consolidated Financial Statements

Note 8. Goodwill and Other Intangibles

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

In connection with our investment activity during 2016, we recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Finite-Lived Intangible Assets
In-place lease (a)	21.2	$124,742
Above-market rent	20.0	35,576
		$160,318

Finite-Lived Intangible Liabilities
Below-market rent	20.1	$(604)
__________

(a)
Includes intangible assets totaling $29.8 million related to a deferred tax liability that we recorded in connection with an acquisition completed in 2016. We recorded a corresponding increase to the asset value of the acquisition, since we assumed the tax basis of the acquired entities as part of the acquisition of the shares of these entities.

W. P. Carey 2016 10-K – 120

Notes to Consolidated Financial Statements

In connection with the CPA®:16 Merger and the CPA®:15 Merger, we recorded goodwill as a result of the merger considerations exceeding the fair values of the assets acquired and liabilities assumed (Note 3). The goodwill was attributed to our Owned Real Estate reporting unit as it relates to the real estate assets we acquired in the CPA®:16 Merger and CPA®:15 Merger. The following table presents a reconciliation of our goodwill (in thousands):

	Owned Real Estate	Investment Management	Total
Balance at January 1, 2014	$286,601	$63,607	$350,208
Acquisition of CPA®:16 – Global	346,642	—	346,642
Foreign currency translation adjustments and other	(14,258)	—	(14,258)
Other business combinations (a)	13,585	—	13,585
Allocation of goodwill to the cost basis of properties sold or classified as held for sale (b)	(3,762)	—	(3,762)
Balance at December 31, 2014	628,808	63,607	692,415
Foreign currency translation adjustments	(10,548)	—	(10,548)
Allocation of goodwill to the cost basis of properties sold or classified as held for sale (b)	(1,762)	—	(1,762)
Other business combinations	1,704	—	1,704
Balance at December 31, 2015	618,202	63,607	681,809
Allocation of goodwill to the cost basis of properties sold or classified as held for sale (b)	(34,405)	—	(34,405)
Impairment charges (Note 9)	(10,191)	—	(10,191)
Foreign currency translation adjustments	(1,293)	—	(1,293)
Balance at December 31, 2016	$572,313	$63,607	$635,920
__________

(a)	Primarily relates to acquisition of an investment in Norway (Note 5).

(b)	Goodwill is allocated to the cost basis of the properties based on the relative fair value of goodwill at the time the properties are sold or classified as held for sale.

Current accounting guidance requires that we test for the recoverability of goodwill at the reporting unit level. The test for recoverability must be conducted at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We performed our annual test for impairment during the fourth quarter of 2016 for goodwill recorded in both segments, and no impairment was indicated.

W. P. Carey 2016 10-K – 121

Notes to Consolidated Financial Statements

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	December 31,
	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$18,568	$(5,068)	$13,500	$18,188	$(2,038)	$16,150
Management contracts	—	—	—	32,765	(32,765)	—
	18,568	(5,068)	13,500	50,953	(34,803)	16,150
Lease Intangibles:
In-place lease and tenant relationship	1,148,232	(322,119)	826,113	1,205,585	(302,737)	902,848
Above-market rent	632,383	(210,927)	421,456	649,035	(173,963)	475,072
Below-market ground lease	23,140	(1,381)	21,759	25,403	(889)	24,514
	1,803,755	(534,427)	1,269,328	1,880,023	(477,589)	1,402,434
Indefinite-Lived Goodwill and Intangible Assets
Goodwill	635,920	—	635,920	681,809	—	681,809
Trade name	3,975	—	3,975	3,975	—	3,975
Below-market ground lease	866	—	866	895	—	895
	640,761	—	640,761	686,679	—	686,679
Total intangible assets	$2,463,084	$(539,495)	$1,923,589	$2,617,655	$(512,392)	$2,105,263

Finite-Lived Intangible Liabilities
Below-market rent	$(133,137)	$38,231	$(94,906)	$(171,199)	$44,873	$(126,326)
Above-market ground lease	(12,948)	2,362	(10,586)	(13,052)	1,774	(11,278)
	(146,085)	40,593	(105,492)	(184,251)	46,647	(137,604)
Indefinite-Lived Intangible Liabilities
Below-market purchase option	(16,711)	—	(16,711)	(16,711)	—	(16,711)
Total intangible liabilities	$(162,796)	$40,593	$(122,203)	$(200,962)	$46,647	$(154,315)

Net amortization of intangibles, including the effect of foreign currency translation, was $163.8 million, $180.8 million, and $174.0 million for the years ended December 31, 2016, 2015, and 2014, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues; amortization of management contracts, internal-use software development, and in-place lease and tenant relationship intangibles is included in Depreciation and amortization; and amortization of above-market ground lease and below-market ground lease intangibles is included in Property expenses, excluding reimbursable tenant costs.

W. P. Carey 2016 10-K – 122

Notes to Consolidated Financial Statements

Based on the intangible assets and liabilities recorded at December 31, 2016, scheduled annual net amortization of intangibles for each of the next five calendar years and thereafter is as follows (in thousands):

Years Ending December 31,	Net Decrease in Lease Revenues	Increase to Amortization/ Property Expenses	Total
2017	$49,925	$98,909	$148,834
2018	47,663	95,452	143,115
2019	44,630	91,543	136,173
2020	36,950	83,386	120,336
2021	32,459	76,529	108,988
Thereafter	114,923	404,967	519,890
Total	$326,550	$850,786	$1,177,336

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

Equity Investment in CESH I — We have elected to account for our investment in CESH I at fair value by selecting the equity method fair value option available under U.S. GAAP (Note 7). The fair value of our equity investment in CESH I approximated its carrying value as of December 31, 2016.

W. P. Carey 2016 10-K – 123

Notes to Consolidated Financial Statements

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the years ended December 31, 2016 or 2015.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		December 31, 2016		December 31, 2015
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Unsecured Notes, net (a) (b) (c)	2	$1,807,200	$1,828,829	$1,476,084	$1,459,544
Non-recourse debt, net (a) (b) (d)	3	1,706,921	1,711,364	2,269,421	2,293,542
Note receivable (d)	3	10,351	10,046	10,689	10,610
__________

(a)
In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net and Senior Unsecured Notes, net as of December 31, 2015 (Note 2). The carrying value of Non-recourse debt, net includes unamortized deferred financing costs of $1.3 million and $1.8 million at December 31, 2016 and 2015, respectively. The carrying value of Senior Unsecured Notes, net includes unamortized deferred financing costs of $12.1 million and $10.5 million at December 31, 2016 and 2015, respectively.

(b)
The carrying value of Non-recourse debt, net includes unamortized discount of $0.2 million at December 31, 2016 and unamortized premium of $3.8 million at December 31, 2015. The carrying value of Senior Unsecured Notes, net includes unamortized discount of $7.8 million at both December 31, 2016 and 2015.

(c)
We determined the estimated fair value of the Senior Unsecured Notes (Note 11) using quoted market prices in an open market with limited trading volume where available. In cases where there was no trading volume, we determined the estimated fair value using a discounted cash flow model using a rate that reflects the average yield of similar market participants.

(d)
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

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both December 31, 2016 and 2015.

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

W. P. Carey 2016 10-K – 124

Notes to Consolidated Financial Statements

The following table presents information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (in thousands):

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges in Continuing Operations
Real estate	$155,839	$52,316	$63,027	$26,597	$26,503	$21,738
Net investments in direct financing leases	23,775	6,987	65,132	3,309	39,158	1,329
Equity investments in real estate	—	—	—	—	—	735
		$59,303		$29,906		$23,802

Impairment charges, and their related triggering events and fair value measurements, recognized during 2016, 2015, and 2014 were as follows:

Real Estate

2016 — During the year ended December 31, 2016, we recognized impairment charges totaling $52.3 million, inclusive of an amount attributable to a noncontrolling interest of $1.2 million, on 18 properties, including a portfolio of 14 properties, in order to reduce the carrying values of the properties to their estimated fair values. The fair value measurements for substantially all of these properties approximated their estimated selling prices, less estimated costs to sell. We recognized impairment charges on the portfolio of 14 properties totaling $41.0 million, including $10.2 million allocated to goodwill. We disposed of 15 of these properties during 2016 (Note 17) and two of these properties in January 2017 (Note 20).

2015 — During the year ended December 31, 2015, we recognized impairment charges totaling $26.6 million, inclusive of an amount attributable to a noncontrolling interest of $1.0 million, on seven properties and a parcel of vacant land in order to reduce the carrying values of the properties to their estimated fair values. The fair value measurements for five of the properties and the parcel of vacant land approximated their estimated selling prices, and we recognized impairment charges totaling $10.9 million on these properties. We disposed of two of these properties during 2015, one of these properties during 2016, and one of these properties in January 2017 (Note 20).

We reduced the estimated holding period for another property due to the expected expiration of its related lease within one year after December 31, 2015 and recognized an impairment charge of $8.7 million on the property. The fair value measurement related to the impairment charge was determined by estimating discounted cash flows using three significant unobservable inputs, which are the cash flow discount rate, the residual discount rate, and the residual capitalization rate equal to 9.25%, 9.75%, and 8.5%, respectively. We disposed of this property in January 2017 (Note 20).

The building located on another property was demolished in connection with the redevelopment of the property, which commenced in December 2015 and was completed in October 2016 (Note 5), and the fair value of the building was reduced to zero. We recognized an impairment charge of $6.9 million on this property.

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

W. P. Carey 2016 10-K – 125

Notes to Consolidated Financial Statements

Net Investments in Direct Financing Leases

2016 — During the year ended December 31, 2016, we recognized an impairment charge of $7.0 million on one property accounted for as Net investments in direct financing leases in order to reduce the carrying value of the property to its estimated fair value. The fair value measurement for the property approximated its estimated selling price, less estimated costs to sell. The property was classified as held for sale as of December 31, 2016. We sold this property in January 2017 (Note 20).

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

Equity Investments in Real Estate

During the year ended December 31, 2014, we recognized an other-than-temporary impairment charge of $0.7 million on the Special Member Interest in CPA®:16 – Global’s operating partnership to reduce its carrying value to its estimated fair value, which had declined. The estimated fair value was computed by estimating discounted cash flows using two significant unobservable inputs, which are the discount rate and the estimated general and administrative costs as a percentage of assets under management with a weighted-average range of 12.75% - 15.75% and 35 - 45 basis points, respectively. The valuation was also dependent upon the estimated date of a liquidity event for CPA®:16 – Global because cash flows attributable to this investment would cease upon such event.

Note 10. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are four main components of economic risk that impact us: interest rate risk, credit risk, market risk, and foreign currency risk. We are primarily subject to interest rate risk on our interest-bearing liabilities, including our Senior Unsecured Credit Facility and Senior Unsecured Notes (Note 11). Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, as well as changes in the value of our other securities and the shares or limited partnership units we hold in the Managed Programs due to changes in interest rates or other market factors. We own investments in North America, Europe, Australia, and Asia and are subject to risks associated with fluctuating foreign currency exchange rates.

W. P. Carey 2016 10-K – 126

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

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Foreign currency forward contracts	Other assets, net	$37,040	$38,975	$—	$—
Foreign currency collars	Other assets, net	17,382	7,718	—	—
Interest rate swaps	Other assets, net	190	—	—	—
Interest rate cap	Other assets, net	45	—	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(2,996)	(4,762)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	3,752	3,618	—	—
Interest rate swaps (a)	Other assets, net	9	9	—	—
Interest rate swaps (a)	Accounts payable, accrued expenses and other liabilities	—	—	—	(2,612)
Total derivatives		$58,418	$50,320	$(2,996)	$(7,374)
__________

(a)	These interest rate swaps do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the underlying variable-rate debt.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both December 31, 2016 and 2015, no cash collateral had been posted nor received for any of our derivative positions.

W. P. Carey 2016 10-K – 127

Notes to Consolidated Financial Statements

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Loss (Effective Portion) (a)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2016	2015	2014
Foreign currency collars	$9,679	$7,769	$—
Foreign currency forward contracts	(1,948)	15,949	23,167
Interest rate swaps	1,291	(284)	(2,628)
Interest rate caps	21	64	290
Derivatives in Net Investment Hedging Relationships (b)
Foreign currency forward contracts	(462)	5,819	2,566
Total	$8,581	$29,317	$23,395

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Loss (Effective Portion) (c)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2016	2015	2014
Foreign currency forward contracts	Other income and (expenses)	$7,442	$7,272	$(103)
Interest rate swaps and caps	Interest expense	(2,106)	(2,291)	(2,691)
Foreign currency collars	Other income and (expenses)	1,968	357	—
Total		$7,304	$5,338	$(2,794)
__________

(a)	Excludes net gains of $0.2 million, $0.6 million, and $0.3 million recognized on unconsolidated jointly owned investments for the years ended December 31, 2016, 2015, and 2014, respectively.

(b)
The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive loss until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

(c)
Excludes net gains recognized on unconsolidated jointly owned investments of $0.4 million for the year ended December 31, 2014. There were no such gains or losses recognized for the years ended December 31, 2016 or 2015.

Amounts reported in Other comprehensive loss related to interest rate swaps will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive loss related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. As of December 31, 2016, we estimate that an additional $0.8 million and $14.4 million will be reclassified as interest expense and other income, respectively, during the next 12 months.

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2016	2015	2014
Interest rate swaps	Other income and (expenses)	$2,682	$4,164	$3,186
Foreign currency collars	Other income and (expenses)	824	514	—
Stock warrants	Other income and (expenses)	134	(134)	134
Foreign currency forward contracts	Other income and (expenses)	—	(296)	—
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps (a)	Interest expense	657	649	761
Foreign currency forward contracts	Other income and (expenses)	40	45	—
Foreign currency collars	Other income and (expenses)	(7)	23	—
Total		$4,330	$4,965	$4,081
__________

W. P. Carey 2016 10-K – 128

Notes to Consolidated Financial Statements

(a)	Relates to the ineffective portion of the hedging relationship.

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

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at December 31, 2016 are summarized as follows (currency in thousands):

	Number of Instruments	Notional Amount		Fair Value at December 31, 2016 (a)
Interest Rate Derivatives
Designated as Cash Flow Hedging Instruments
Interest rate swaps	13	118,145	USD	$(2,474)
Interest rate swap	1	5,900	EUR	(332)
Interest rate cap	1	30,867	EUR	45
Not Designated as Cash Flow Hedging Instruments
Interest rate swap (b)	1	2,993	USD	9
				$(2,752)
__________

(a)	Fair value amounts are based on the exchange rate of the euro at December 31, 2016, as applicable.

(b)	This interest rate swap does not qualify for hedge accounting; however, it does protect against fluctuations in interest rates related to the underlying variable-rate debt.

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

In order to hedge certain of our foreign currency cash flow exposures, we enter into foreign currency forward contracts and collars. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. Our foreign currency forward contracts and foreign currency collars have maturities of 77 months or less.

W. P. Carey 2016 10-K – 129

Notes to Consolidated Financial Statements

The following table presents the foreign currency derivative contracts we had outstanding at December 31, 2016, which were designated as cash flow hedges (currency in thousands):

	Number of Instruments	Notional Amount		Fair Value at December 31, 2016
Foreign Currency Derivatives
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	36	98,839	EUR	$26,540
Foreign currency collars	20	43,000	GBP	11,095
Foreign currency collars	20	80,150	EUR	6,287
Foreign currency forward contracts	12	15,256	AUD	1,602
Foreign currency forward contracts	8	4,280	GBP	1,393
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	4	79,658	AUD	7,505
				$54,422

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of December 31, 2016. At December 31, 2016, our total credit exposure and the maximum exposure to any single counterparty was $54.5 million and $29.5 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At December 31, 2016, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $3.3 million and $8.2 million at December 31, 2016 and 2015, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at December 31, 2016 or 2015, we could have been required to settle our obligations under these agreements at their aggregate termination value of $3.3 million and $8.3 million, respectively.

Net Investment Hedges

At December 31, 2016 and 2015, the amounts borrowed in euro outstanding under our Revolver (Note 11) were €272.0 million and €361.0 million, respectively. Additionally, we have issued euro-denominated senior notes with a principal amount of €500.0 million (Note 11), which we refer to as the 2.0% Senior Notes. These borrowings are designated as, and are effective as, economic hedges of our net investments in foreign entities. Variability in the exchange rates of the foreign currencies with respect to the U.S. dollar impacts our financial results as the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of changes in the foreign currencies to U.S. dollar exchange rates being recorded in Other comprehensive loss as part of the cumulative foreign currency translation adjustment. As a result, the borrowings in euro under our Revolver and 2.0% Senior Notes are recorded at cost in the consolidated financial statements and all changes in the value related to changes in the spot rates will be reported in the same manner as a translation adjustment, which is recorded in Other comprehensive loss as part of the cumulative foreign currency translation adjustment.

At December 31, 2016, we also had foreign currency forward contracts that were designated as net investment hedges, as discussed in “Derivative Financial Instruments” above.

W. P. Carey 2016 10-K – 130

Notes to Consolidated Financial Statements

Note 11. Debt

Senior Unsecured Credit Facility

As of December 31, 2016, we had a senior credit facility that provided for a $1.5 billion unsecured revolving credit facility, or our Revolver, and a $250.0 million term loan facility, or our Term Loan Facility, which we refer to collectively as the Senior Unsecured Credit Facility. The Senior Unsecured Credit Facility also contained a $500.0 million accordion feature that, if exercised, subject to lender commitments, would have allowed us to increase our maximum borrowing capacity under our Revolver from $1.5 billion to $2.0 billion and under the Senior Unsecured Credit Facility in the aggregate to $2.25 billion. At December 31, 2016, the Senior Unsecured Credit Facility also permitted (i) up to $750.0 million under our Revolver to be borrowed in certain currencies other than the U.S. dollar, (ii) swing line loans up to $50.0 million under our Revolver, and (iii) the issuance of letters of credit under our Revolver in an aggregate amount not to exceed $50.0 million. The Senior Unsecured Credit Facility is being used for working capital needs, to refinance our existing indebtedness, for new investments, and for other general corporate purposes.

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

At December 31, 2016, our Revolver had unused capacity of $823.3 million, excluding amounts reserved for outstanding letters of credit. As of December 31, 2016, our lenders had issued letters of credit totaling $0.6 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under our Revolver by the same amount. We also incur a facility fee of 0.20% of the total commitment on our Revolver. On January 29, 2016, we exercised our option to extend our Term Loan Facility by an additional year to January 31, 2017. On January 26, 2017, we exercised our second and final option to extend our Term Loan Facility by an additional year to January 31, 2018 (Note 20). At December 31, 2016, we also had an option to extend the maturity date of the Revolver by another year, subject to the conditions provided in the Second Amended and Restated Credit Agreement dated January 31, 2014, as amended, or the Credit Agreement. On February 22, 2017, we amended and restated our Senior Unsecured Credit Facility. We increased the capacity of our unsecured line of credit under our Amended Credit Facility to $1.85 billion, and extended the maturity dates of our revolving line of credit by four years and our term loan by five years (Note 20).

The following table presents a summary of our Senior Unsecured Credit Facility (dollars in millions):

	Interest Rate at December 31, 2016 (a)		Principal Outstanding Balance at December 31,
Senior Unsecured Credit Facility		Maturity Date	2016	2015
Revolver:
Revolver - borrowing in U.S. dollars (b)	LIBOR + 1.10%	1/31/2018	$390.0	$92.0
Revolver - borrowing in euros (b) (c)	EURIBOR + 1.10%	1/31/2018	286.7	393.0
			676.7	485.0
Term Loan Facility (b) (d)	LIBOR + 1.25%	1/31/2017	250.0	250.0
			$926.7	$735.0
__________

(a)	Interest rate at December 31, 2016 is based on our credit rating of BBB/Baa2.

(b)
Our Term Loan Facility was scheduled to mature on January 31, 2017. However, on January 26, 2017, we exercised our option to extend the maturity of our Term Loan Facility by an additional year to January 31, 2018 (Note 20). In addition, on February 22, 2017, we entered into our Amended Credit Facility and increased the capacity of our unsecured line of credit to $1.85 billion, and extended the maturity dates of our revolving line of credit by four years and our term loan by five years (Note 20).

(c)	EURIBOR means Euro Interbank Offered Rate.

(d)	Balance excludes unamortized deferred financing costs of less than $0.1 million and $0.3 million at December 31, 2016 and 2015, respectively (Note 2).

W. P. Carey 2016 10-K – 131

Notes to Consolidated Financial Statements

Senior Unsecured Notes

As of December 31, 2016, the senior unsecured notes set forth in the table below had an outstanding aggregate principal balance of $1.8 billion. We refer to these notes and our €500.0 million of 2.25% Senior Notes, as described below and in Note 20, collectively as the Senior Unsecured Notes.

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

		Principal Amount	Price of Par Value	Original Issue Discount	Effective Interest Rate	Coupon Rate	Maturity Date	Principal Outstanding Balance at December 31,
Senior Unsecured Notes, net (a)	Issue Date							2016	2015
2.0% Senior Notes	1/21/2015	€500.0	99.220%	$4.6	2.107%	2.0%	1/20/2023	$527.1	$544.4
4.6% Senior Notes	3/14/2014	$500.0	99.639%	$1.8	4.645%	4.6%	4/1/2024	500.0	500.0
4.0% Senior Notes	1/26/2015	$450.0	99.372%	$2.8	4.077%	4.0%	2/1/2025	450.0	450.0
4.25% Senior Notes	9/12/2016	$350.0	99.682%	$1.1	4.290%	4.3%	10/1/2026	350.0	—
								$1,827.1	$1,494.4
__________

(a)
Aggregate balance excludes unamortized deferred financing costs totaling $12.1 million and $10.5 million (Note 2) at December 31, 2016 and 2015, respectively, and unamortized discount totaling $7.8 million at both December 31, 2016 and 2015.

Proceeds from the issuances of these notes were used primarily to partially pay down the amounts then outstanding under our Revolver. In connection with these offerings, we incurred financing costs totaling $3.1 million, $7.8 million, and $4.2 million during the years ended December 31, 2016, 2015, and 2014 respectively, which are included in Senior Unsecured Notes, net in the consolidated financial statements in accordance with our adoption of ASU 2015-03 (Note 2), and are being amortized to Interest expense over the respective terms of the Senior Unsecured Notes.

On January 19, 2017, we completed a public offering of €500.0 million of 2.25% Senior Notes, at a price of 99.448% of par value, issued by our wholly owned subsidiary, WPC Eurobond B.V., which are guaranteed by us. These 2.25% Senior Notes have a 7.5-year term and are scheduled to mature on July 19, 2024 (Note 20).

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

W. P. Carey 2016 10-K – 132

Notes to Consolidated Financial Statements

The Credit Agreement stipulates several financial covenants that require us to maintain certain ratios and benchmarks at the end of each quarter as defined in the Credit Agreement. In connection with entering into our Amended Credit Facility on February 22, 2017 (Note 20), we obtained a waiver from our lenders stating that we were not required to certify that we were in compliance with these financial covenants under the Credit Agreement. However, as of December 31, 2016, we were in compliance with the financial covenants contained within the Amended Credit Facility agreement.

Non-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real estate properties. For a list of our encumbered properties, please see Schedule III — Real Estate and Accumulated Depreciation. At December 31, 2016, our mortgage notes payable bore interest at fixed annual rates ranging from 2.0% to 7.8% and variable contractual annual rates ranging from 0.9% to 6.9%, with maturity dates ranging from January 2017 to June 2027.

During the year ended December 31, 2016, we prepaid non-recourse mortgage loans totaling $321.7 million, including a mortgage loan of $50.8 million encumbering a property that was sold in August 2016 (Note 17). In connection with these payments, we recognized a loss on extinguishment of debt of $4.1 million during the year ended December 31, 2016, which was included in Other income and (expenses) in the consolidated financial statements. In addition, we made a balloon payment of $31.9 million at maturity on a non-recourse mortgage loan encumbering a portfolio of international properties and a balloon payment of $18.5 million at maturity on another non-recourse mortgage loan during 2016. See Note 20, Subsequent Events.

On July 29, 2016, a jointly owned investment with CPA®:17 – Global, which we consolidate, refinanced a non-recourse mortgage loan that had an outstanding balance of $33.8 million with new financing of $34.6 million, inclusive of the amount attributable to a noncontrolling interest of $17.0 million. The previous loan had an interest rate of 5.9% and a maturity date of July 31, 2016. The new loan has a rate of EURIBOR plus a 3.3% margin and a term of five years.

Interest Paid

For the years ended December 31, 2016, 2015, and 2014, interest paid was $182.2 million, $174.5 million, and $156.3 million, respectively.

Foreign Currency Exchange Rate Impact

During the year ended December 31, 2016, the U.S. dollar strengthened against the euro and British pound sterling, resulting in an aggregate decrease of $45.2 million in the aggregate carrying values of our Non-recourse debt, Senior Unsecured Credit Facility - Revolver, and Senior Unsecured Notes, net from December 31, 2015 to December 31, 2016.

Scheduled Debt Principal Payments

Scheduled debt principal payments during each of the next five calendar years following December 31, 2016 and thereafter through 2027 are as follows (in thousands):

Years Ending December 31,	Total (a)
2017	$768,480
2018	940,391
2019	99,566
2020	217,044
2021	156,985
Thereafter through 2027	2,279,751
Total principal payments	4,462,217
Deferred financing costs (b)	(13,403)
Unamortized discount, net (c)	(8,000)
Total	$4,440,814
__________

(a)	Certain amounts are based on the applicable foreign currency exchange rate at December 31, 2016.

(b)
In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net, Senior Unsecured Notes, net, and Senior Unsecured Credit Facility - Term Loan, net as of December 31, 2015 (Note 2).

W. P. Carey 2016 10-K – 133

Notes to Consolidated Financial Statements

(c)
Represents the unamortized discount on the Senior Unsecured Notes totaling $7.8 million and the unamortized discount of $0.2 million in the aggregate resulting from the assumption of property-level debt in connection with the CPA®:15 Merger and CPA®:16 Merger.

Note 12. Commitments and Contingencies

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 13. Restructuring and Other Compensation

In connection with the resignation of our then-chief executive officer, Trevor P. Bond, we and Mr. Bond entered into a letter agreement, dated February 10, 2016. Under the terms of the agreement, subject to certain conditions, Mr. Bond is entitled to receive the severance benefits provided for in his employment agreement and, subject to satisfaction of applicable performance conditions and proration, vesting of his outstanding unvested PSUs in accordance with their terms. In addition, the portion of his previously granted RSUs that were scheduled to vest on February 15, 2016, which would have been forfeited upon separation pursuant to their terms, were allowed to vest on that date. In connection with the separation agreement, we recorded $5.1 million of severance-related expenses during the year ended December 31, 2016, which are included in Restructuring and other compensation in the consolidated financial statements.

In February 2016, we entered into an agreement with Catherine D. Rice, our former chief financial officer, in connection with the termination of her employment, which provides for the continued vesting of her outstanding RSUs and PSUs pursuant to their terms as though her employment had continued through their respective vesting dates. In connection with the modification of these award terms, we recorded incremental stock-based compensation expense of $2.4 million during the year ended December 31, 2016, which is included in Restructuring and other compensation in the consolidated financial statements.

In March 2016, as part of a cost savings initiative, we undertook a reduction in force, or RIF, and realigned and consolidated certain positions within the company, resulting in employee headcount reductions. As a result of these reductions in headcount and the separations described above, during the year ended December 31, 2016, we recorded $8.2 million of severance and benefits, $3.2 million of stock-based compensation, and $0.5 million of other related costs, which are all included in Restructuring and other compensation in the consolidated financial statements.

As of December 31, 2016, the accrued liability for these severance obligations was $3.3 million and is included within Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

Note 14. Equity

Common Stock

Distributions paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. The following table presents distributions per share, declared and paid during the years ended December 31, 2016, 2015, and 2014, reported for federal tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Internal Revenue Code Section 857(b)(3)(C) and Treasury Regulation § 1.857-6(e) (dollars per share):

	Distributions Paid
	During the Years Ended December 31,
	2016	2015	2014
Ordinary income	$3.3075	$3.5497	$3.6566
Return of capital	0.5963	0.2618	0.0584
Total distributions paid	$3.9038	$3.8115	$3.7150

During the fourth quarter of 2016, we declared a quarterly distribution of $0.9900 per share, which was paid on January 13, 2017 to stockholders of record on December 30, 2016, in the amount of $107.1 million.

W. P. Carey 2016 10-K – 134

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

	Years Ended December 31,
	2016	2015	2014
Net income attributable to W. P. Carey	$267,747	$172,258	$239,826
Allocation of distribution equivalents paid on nonvested RSUs and RSAs in excess of income	(886)	(579)	(1,007)
Net income – basic	266,861	171,679	238,819
Income effect of dilutive securities, net of taxes	—	—	(77)
Net income – diluted	$266,861	$171,679	$238,742

Weighted-average shares outstanding – basic	106,743,012	105,675,692	98,764,164
Effect of dilutive securities	330,191	831,960	1,063,192
Weighted-average shares outstanding – diluted	107,073,203	106,507,652	99,827,356

For the years ended December 31, 2016, 2015, and 2014, there were no potentially dilutive securities excluded from the computation of diluted earnings per share.

At-The-Market Equity Offering Program

On June 3, 2015, we filed a prospectus supplement with the SEC pursuant to which we may offer and sell shares of our common stock, up to an aggregate gross sales price of $400.0 million, through an “at-the-market” or ATM, offering program with a consortium of banks acting as sales agents. During the year ended December 31, 2016, we issued 1,249,836 shares of our common stock under the ATM program at a weighted-average price of $68.52 per share for net proceeds of $84.4 million. In addition, we paid $0.3 million of professional fees during 2016 related to the ATM program. As of December 31, 2016, $314.4 million remained available for issuance under our ATM program.

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

Noncontrolling Interests

Redeemable Noncontrolling Interest

We account for the noncontrolling interest in WPCI held by a third party as a redeemable noncontrolling interest, because, pursuant to a put option held by the third party, we had an obligation to redeem the interest at fair value, subject to certain conditions. This obligation was required to be settled in shares of our common stock. On October 1, 2013, we received a notice from the holder of the noncontrolling interest in WPCI regarding the exercise of the put option, pursuant to which we were required to purchase the third party’s 7.7% interest in WPCI. Pursuant to the terms of the related put agreement, the value of

W. P. Carey 2016 10-K – 135

Notes to Consolidated Financial Statements

that interest was determined based on a third-party valuation as of October 31, 2013, which is the end of the month that the put option was exercised. In March 2016, we issued 217,011 shares of our common stock to the holder of the redeemable noncontrolling interest, which had a value of $13.4 million at the date of issuance pursuant to a formula set forth in the put agreement. Through the date of this Report, the third party has not formally transferred his interests in WPCI to us pursuant to the put agreement because of a dispute regarding any amounts that may still be owed to him.

The following table presents a reconciliation of redeemable noncontrolling interest (in thousands):

	Years Ended December 31,
	2016	2015	2014
Beginning balance	$14,944	$6,071	$7,436
Distributions	(13,418)	—	(926)
Redemption value adjustment	(561)	8,873	(306)
Net income	—	—	(142)
Change in other comprehensive income	—	—	9
Ending balance	$965	$14,944	$6,071

Transfers to Noncontrolling Interests

The following table presents a reconciliation of the effect of transfers in noncontrolling interest (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net income attributable to W. P. Carey	$267,747	$172,258	$239,826
Transfers to noncontrolling interest
Decrease in W. P. Carey’s additional paid-in capital for purchases of less-than-wholly owned investments in connection with the CPA®:16 Merger	—	—	(41,374)
Net transfers to noncontrolling interest	—	—	(41,374)
Change from net income attributable to W. P. Carey and transfers to noncontrolling interest	$267,747	$172,258	$198,452

W. P. Carey 2016 10-K – 136

Notes to Consolidated Financial Statements

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

The following tables present a reconciliation of changes in Accumulated other comprehensive income (loss) by component for the periods presented (in thousands):

	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Balance at January 1, 2014	$(7,488)	$22,793	$31	$15,336
Other comprehensive loss before reclassifications	17,911	(117,938)	(10)	(100,037)
Amounts reclassified from accumulated other comprehensive income (loss) to:
Interest expense	2,691	—	—	2,691
Other income and (expenses)	103	—	—	103
Equity in earnings of equity method investments in the Managed Programs and real estate	380	—	—	380
Total	3,174	—	—	3,174
Net current period other comprehensive loss	21,085	(117,938)	(10)	(96,863)
Net current period other comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interest	—	5,968	—	5,968
Balance at December 31, 2014	13,597	(89,177)	21	(75,559)
Other comprehensive loss before reclassifications	29,391	(125,447)	15	(96,041)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	2,291	—	—	2,291
Other income and (expenses)	(7,629)	—	—	(7,629)
Total	(5,338)	—	—	(5,338)
Net current period other comprehensive loss	24,053	(125,447)	15	(101,379)
Net current period other comprehensive loss attributable to noncontrolling interests	—	4,647	—	4,647
Balance at December 31, 2015	37,650	(209,977)	36	(172,291)
Other comprehensive loss before reclassifications	16,582	(92,434)	(126)	(75,978)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	2,106	—	—	2,106
Other income and (expenses)	(9,410)	—	—	(9,410)
Total	(7,304)	—	—	(7,304)
Net current period other comprehensive loss	9,278	(92,434)	(126)	(83,282)
Net current period other comprehensive loss attributable to noncontrolling interests	7	1,081	—	1,088
Balance at December 31, 2016	$46,935	$(301,330)	$(90)	$(254,485)

W. P. Carey 2016 10-K – 137

Notes to Consolidated Financial Statements

Note 15. Stock-Based and Other Compensation

Stock-Based Compensation

At December 31, 2016, we maintained several stock-based compensation plans as described below. The total compensation expense (net of forfeitures) for awards issued under these plans was $21.2 million, $21.6 million, and $31.1 million for the years ended December 31, 2016, 2015, and 2014, respectively, of which $3.2 million was included in Restructuring and other compensation in the consolidated financial statements for the year ended December 31, 2016. The remaining amounts for the years ended December 31, 2016, 2015, and 2014 were included in Stock-based compensation expense in the consolidated financial statements. The tax benefit recognized by us related to these awards totaled $6.7 million, $12.5 million, and $17.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.

2009 Incentive Plan

We maintain the W. P. Carey Inc. 2009 Share Incentive Plan, or the 2009 Incentive Plan, which as amended currently authorizes the issuance of up to 5,900,000 shares of our common stock. At December 31, 2016, there were 1,873,145 shares available for issuance under the 2009 Share Incentive Plan. The 2009 Incentive Plan provides for the grant of (i) stock options, (ii) RSUs, (iii) PSUs, and (iv) dividend equivalent rights. The vesting of grants under both plans is accelerated upon a change in our control and under certain other conditions.

In December 2007, the Compensation Committee approved the long-term incentive plan, or LTIP, and terminated further contributions to the Partnership Equity Unit Plan described below. During the years ended December 31, 2016, 2015, and 2014, we awarded RSUs totaling 262,824, 173,741, and 172,460, respectively, and PSUs totaling 200,005, 75,277, and 89,653, respectively, to key employees. PSUs are reflected at 100% of target but may settle at up to three times the target amount shown or less. PSUs awarded during each of the years ended December 31, 2015 and 2014 include 10,000 PSUs awarded for which the undetermined terms and conditions of the grant were finalized in subsequent years.

2009 Non-Employee Directors Incentive Plan

We maintain the W. P. Carey, Inc. 2009 Non-Employee Directors’ Incentive Plan, or the 2009 Directors’ Plan, which authorizes the issuance of 325,000 shares of our common stock in the aggregate. At the discretion of our board of directors, the awards may be in the form of RSUs, share options, or RSAs, or any combination of the permitted awards. In July 2014, we issued 16,159 RSAs with a total value of $1.0 million to our directors. In July 2015, we issued 16,152 RSAs with a total value of $1.0 million to our directors. These RSAs are scheduled to vest one year from the date of grant. In July 2016, we issued 13,860 RSAs with a total value of $1.0 million to our directors. At December 31, 2016, there were 185,693 shares that remained available for issuance under this plan.

Employee Share Purchase Plan

We sponsor an employee share purchase plan, or ESPP, pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain limits, to purchase our common stock. During the years ended December 31, 2016 and 2015, employees were entitled to purchase stock through the ESPP semi-annually at a price equal to 90% of the fair market value at certain plan defined dates. During the year ended December 31, 2014, employees were entitled to purchase stock through the ESPP semi-annually at a price equal to 85% of the fair market value at certain plan defined dates. Compensation expense under this plan for the years ended December 31, 2016, 2015, and 2014 was $0.1 million, less than $0.1 million, and $0.3 million, respectively.

W. P. Carey 2016 10-K – 138

Notes to Consolidated Financial Statements

Restricted and Conditional Awards

Nonvested RSAs, RSUs, and PSUs at December 31, 2016 and changes during the years ended December 31, 2016, 2015, and 2014 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2014	519,608	$45.19	1,220,720	$28.28
Granted	188,619	61.08	89,653	76.05
Vested (a)	(264,724)	43.35	(881,388)	51.00
Forfeited	(1,001)	59.45	(78)	54.31
Adjustment (b)	—	—	448,734	55.91
Nonvested at December 31, 2014	442,502	53.03	877,641	32.06
Granted	189,893	69.92	75,277	83.68
Vested (a)	(264,628)	49.69	(792,465)	56.77
Forfeited	(10,996)	66.46	—	—
Adjustment (b)	—	—	179,905	49.70
Nonvested at December 31, 2015	356,771	64.09	340,358	52.26
Granted (c)	277,836	58.27	200,005	73.18
Vested (a)	(217,617)	61.32	(180,723)	80.21
Forfeited	(60,125)	61.81	(51,657)	75.49
Adjustment (b)	—	—	2,035	72.22
Nonvested at December 31, 2016 (d)	356,865	$61.63	310,018	$73.80
__________

(a)
The total fair value of shares vested during the years ended December 31, 2016, 2015, and 2014 was $27.8 million, $58.1 million, and $56.4 million, respectively. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date, pursuant to previously made deferral elections. At December 31, 2016 and 2015, we had an obligation to issue 1,217,274 and 1,395,907 shares, respectively, of our common stock underlying such deferred awards, which is recorded within W. P. Carey stockholders’ equity as a Deferred compensation obligation of $50.2 million and $56.0 million, respectively.

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

(c)
The grant date fair values of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing a Monte Carlo simulation model to generate a range of possible future stock prices for both us and the plan defined peer index over the three-year performance period. To estimate the fair value of PSUs granted during the year ended December 31, 2016, we used risk-free interest rates ranging from 0.9% - 1.1% and expected volatility rates ranging from 18.2% - 19.1% (the plan defined peer index assumes a range of 15.0% - 15.6%) and assumed a dividend yield of zero.

(d)	At December 31, 2016, total unrecognized compensation expense related to these awards was approximately $19.6 million, with an aggregate weighted-average remaining term of less than 2 years.

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

W. P. Carey 2016 10-K – 139

Notes to Consolidated Financial Statements

Stock Options

Option activity and changes for all periods presented were as follows:

	Year Ended December 31, 2016
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding – beginning of year	258,787	$31.10
Exercised	(113,002)	28.34
Canceled / Expired	(752)	28.42
Outstanding – end of year	145,033	$33.27	0.30	$3,745,163
Vested and expected to vest – end of year	145,033	$33.27	0.30	$3,745,163
Exercisable – end of year	145,033	$33.27	0.30	$3,745,163

	Years Ended December 31,
	2015			2014
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)
Outstanding – beginning of year	475,765	$29.95		619,601	$30.30
Exercised	(213,479)	28.57		(140,718)	31.41
Canceled / Expired	(3,499)	28.71		(3,118)	32.99
Outstanding – end of year	258,787	$31.10	1.06	475,765	$29.95	1.75
Exercisable – end of year	236,112	$30.99		421,656	$29.75

Options granted under the 1997 Incentive Plan generally have a ten-year term and generally vested in four equal annual installments. We have not issued option awards since 2007. Our options will be fully expired in December 2017. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014 was $3.7 million, $7.4 million, and $4.9 million, respectively. The tax benefit recognized by us related to these awards totaled $1.6 million during the year ended December 31, 2016.

At December 31, 2016, all of our options were fully vested and exercisable, and all related compensation expense has been previously recognized.

We have the ability and intent to issue shares upon stock option exercises. Historically, we have issued authorized but unissued common stock to satisfy such exercises. Cash received from stock option exercises and purchases under the ESPP during the years ended December 31, 2016, 2015, and 2014 was $0.5 million, $0.5 million, and $1.9 million, respectively.

W. P. Carey 2016 10-K – 140

Notes to Consolidated Financial Statements

Other Compensation

Profit-Sharing Plan

We sponsor a qualified profit-sharing plan and trust that generally permits all employees, as defined by the plan, to make pre-tax contributions into the plan. We are under no obligation to contribute to the plan and the amount of any contribution is determined by and at the discretion of our board of directors. In December 2016, 2015, and 2014, our board of directors determined that the contribution to the plan for each of those respective years would be 10% of an eligible participant’s compensation, up to the legal maximum allowable in each of those years of $26,500 for 2016 and 2015, and $26,000 for 2014. For the years ended December 31, 2016, 2015, and 2014, amounts expensed for contributions to the trust were $3.9 million, $4.1 million, and $3.5 million, respectively, which were included in General and administrative expenses in the consolidated financial statements. The profit-sharing plan is a deferred compensation plan and is therefore considered to be outside the scope of current accounting guidance for stock-based compensation.

Other

During each of the periods presented, we had employment contracts with certain senior executives. These contracts also provided for severance payments in the event of termination under certain conditions (Note 13). No such agreements were outstanding as of December 31, 2016. During the years ended December 31, 2016, 2015, and 2014, we recognized severance costs totaling approximately $0.5 million, $0.8 million, and $1.0 million, respectively, related to several former employees who did not have employment contracts. Such costs are included in General and administrative expenses in the accompanying consolidated financial statements, and exclude severance-related costs that are included in Restructuring and other compensation in the consolidated financial statements (Note 13).

Note 16. Income Taxes

Income Tax Provision

The components of our provision for income taxes attributable to continuing operations for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Federal
Current	$6,412	$10,551	$19,545
Deferred	(1,608)	1,901	(7,609)
	4,804	12,452	11,936
State and Local
Current	7,014	9,075	13,422
Deferred	(2,026)	1,158	(4,693)
	4,988	10,233	8,729
Foreign
Current	10,727	16,656	6,869
Deferred	(17,231)	(1,720)	(9,925)
	(6,504)	14,936	(3,056)
Total Provision	$3,288	$37,621	$17,609

W. P. Carey 2016 10-K – 141

Notes to Consolidated Financial Statements

A reconciliation of effective income tax for the periods presented is as follows (in thousands):

	Years Ended December 31,
	2016	2015
Pre-tax (loss) income attributable to taxable subsidiaries (a)	$(15,374)	$72,343

Federal (benefit) provision at statutory tax rate (35%)	$(5,380)	$25,244
Change in valuation allowance	6,477	9,074
Non-taxable income	(5,399)	(5,475)
Non-deductible expense	3,111	6,982
State and local taxes, net of federal benefit	2,749	6,151
Rate differential	892	(10,589)
Other	838	6,234
Total provision	$3,288	$37,621

Year Ended December 31,
2014
Pre-tax income attributable to taxable subsidiaries	$21,131

Federal provision at statutory tax rate (35%)	$7,396
Recognition of taxable income as a result of the CPA®:16 Merger (b)	4,833
State and local taxes, net of federal benefit	2,296
Interest	2,111
Dividend income from Managed REITs	939
Other	893
Tax provision — taxable subsidiaries	18,468
Deferred foreign tax benefit (c)	(9,925)
Current foreign taxes	6,869
Other state and local taxes	2,197
Total provision	$17,609
__________

(a)	Pre-tax loss attributable to taxable subsidiaries for 2016 was primarily driven by the impairment charges we recognized on international properties during the year (Note 9).

(b)
Represents income tax expense due to a permanent difference from the recognition of deferred revenue as a result of the accelerated vesting of shares previously issued by CPA®:16 – Global for asset management and performance fees and the payment of deferred acquisition fees in connection with the CPA®:16 Merger.

(c)	Represents deferred tax benefit associated with basis differences on certain foreign properties acquired.

W. P. Carey 2016 10-K – 142

Notes to Consolidated Financial Statements

Deferred Income Taxes

Deferred income taxes at December 31, 2016 and 2015 consist of the following (in thousands):

	At December 31,
	2016	2015
Deferred Tax Assets
Unearned and deferred compensation	$33,100	$35,525
Net operating loss and other tax credit carryforwards	31,381	19,553
Basis differences — foreign investments	28,324	6,975
Other	5,560	3,788
Total deferred tax assets	98,365	65,841
Valuation allowance	(27,350)	(29,746)
Net deferred tax assets	71,015	36,095
Deferred Tax Liabilities
Basis differences — foreign investments	(123,269)	(81,058)
Basis differences — equity investees	(17,282)	(19,925)
Deferred revenue	(7,318)	(8,654)
Total deferred tax liabilities	(147,869)	(109,637)
Net Deferred Tax Liability	$(76,854)	$(73,542)

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

During the second quarter of 2016, we identified and recorded out-of-period adjustments related to adjustments to prior period income tax returns. This adjustment is reflected as a $3.0 million increase in our Provision for income taxes in the consolidated statements of income for the year ended December 31, 2016 (Note 2), and is included in current income tax expense for the year ended December 31, 2016.

As of December 31, 2016 and 2015, our taxable subsidiaries have recorded gross deferred tax assets of $31.4 million and $19.6 million, respectively, in connection with U.S. federal, state and local, and foreign net operating loss and other tax credit carryforwards. The utilization of net operating losses may be subject to certain limitations under the tax laws of the relevant jurisdiction. If not utilized, our federal and state and local net operating losses will begin to expire in 2034 and our foreign net operating losses will begin to expire in 2017. As of December 31, 2016 and 2015, we recorded a valuation allowance of $27.4 million and $29.7 million, respectively, related to these net operating loss carryforwards and basis difference in U.S. and foreign jurisdictions.

The net deferred tax liability in the table above is comprised of deferred tax asset balances, net of certain deferred tax liabilities and valuation allowances, of $14.0 million and $12.6 million at December 31, 2016 and 2015, respectively, which are included in Other assets, net in the consolidated balance sheets, and other deferred tax liability balances of $90.8 million and $86.1 million at December 31, 2016 and 2015, respectively, which are included in Deferred income taxes in the consolidated balance sheets.

W. P. Carey 2016 10-K – 143

Notes to Consolidated Financial Statements

Our taxable subsidiaries recognize tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements.

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2016	2015
Beginning balance	$4,304	$2,055
Addition based on tax positions related to prior years	1,264	1,447
Addition based on tax positions related to the current year	137	1,510
Decrease due to lapse in statute of limitations	(97)	(572)
Foreign currency translation adjustments	(22)	(136)
Ending balance	$5,586	$4,304

At December 31, 2016 and 2015, we had unrecognized tax benefits as presented in the table above that, if recognized, would have a favorable impact on our effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2016, we had approximately $1.1 million of accrued interest related to uncertain tax positions.

Income Taxes Paid

Income taxes paid were $19.3 million, $49.2 million, and $25.2 million for the years ended December 31, 2016, 2015, and 2014, respectively. Income taxes that would have been paid before the windfall tax benefit associated with stock-based compensation awards were $26.0 million, $61.7 million, and $30.9 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Owned Real Estate Operations

Effective February 15, 2012, we elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. As a REIT, we are not subject to federal income taxes on our income and gains that we distribute to our stockholders as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We believe that we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT. As a REIT, we expect to derive most of our REIT income from our real estate operations under our Owned Real Estate segment.

Investment Management Operations

We conduct our investment management services in our Investment Management segment through TRSs. A TRS is a subsidiary of a REIT that is subject to corporate federal, state, local, and foreign taxes, as applicable. Our use of TRSs enables us to engage in certain businesses while complying with the REIT qualification requirements and also allows us to retain income generated by these businesses for reinvestment without the requirement to distribute those earnings. We conduct business in North America, Europe, Australia, and Asia, and as a result, we or one or more of our subsidiaries file income tax returns in the United States federal jurisdiction and various state and certain foreign jurisdictions. Certain of our inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation. Periodically, shares in the Managed REITs that are payable to our TRSs in consideration of services rendered are distributed from TRSs to us.

Tax authorities in the relevant jurisdictions may select our tax returns for audit and propose adjustments before the expiration of the statute of limitations. Our tax returns filed for tax years 2012 through 2016 remain open to adjustment in the major tax jurisdictions.

W. P. Carey 2016 10-K – 144

Notes to Consolidated Financial Statements

Note 17. Property Dispositions and Discontinued Operations

From time to time, we may decide to sell a property. We have an active capital recycling program, with a goal of extending the average lease term through reinvestment, improving portfolio credit quality through dispositions and acquisitions of assets, increasing the asset criticality factor in our portfolio, and/or executing strategic dispositions of assets. We may make a decision to dispose of a property when it is vacant as a result of tenants vacating space, tenants electing not to renew their leases, tenant insolvency, or lease rejection in the bankruptcy process. In such cases, we assess whether we can obtain the highest value from the property by selling it, as opposed to re-leasing it. We may also sell a property when we receive an unsolicited offer or negotiate a price for an investment that is consistent with our strategy for that investment. When it is appropriate to do so, we classify the property as an asset held for sale on our consolidated balance sheet. For those properties sold or classified as held for sale prior to January 1, 2014, or that we acquired as held for sale in the CPA®:16 Merger and sold during 2014, we classify current and prior period results of operations of the property as discontinued operations in accordance with our adoption of ASU 2014-08. All property dispositions are recorded within our Owned Real Estate segment.

Property Dispositions Included in Continuing Operations

The results of operations for properties that have been sold or classified as held for sale that did not qualify for discontinued operations are included within continuing operations in the consolidated financial statements and are summarized as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Revenues	$96,625	$107,494	$98,959
Expenses	(44,681)	(62,606)	(81,260)
Gain on sale of real estate	71,122	6,487	1,334
Impairment charges	(50,769)	(4,071)	(22,491)
Loss on extinguishment of debt	(4,498)	(3,156)	(167)
Benefit from (provision for) income taxes	12,493	(7,187)	(3,973)
Income from continuing operations from properties sold or classified as held for sale, net of income taxes (a)	$80,292	$36,961	$(7,598)
__________

(a)
Amounts included net (income) loss attributable to noncontrolling interests of $(1.5) million, $(2.0) million, and $0.3 million, respectively, for the years ended December 31, 2016, 2015, and 2014, respectively.

2016 — During the year ended December 31, 2016, we sold 30 properties and a parcel of vacant land for total proceeds of $542.4 million, net of selling costs, and recognized a net gain on these sales of $42.6 million, inclusive of amounts attributable to noncontrolling interests of $0.9 million. During the year ended December 31, 2016, we recognized impairment charges totaling $41.0 million on a portfolio of 14 of these properties (Note 9). In 2016, we transferred ownership of a vacant international property and the related non-recourse mortgage loan, which had a carrying value of $39.8 million and an outstanding balance of $60.9 million, respectively, on the date of transfer, to the mortgage lender, resulting in a net gain of $16.4 million. In addition, a vacant domestic property with an asset carrying value of $13.7 million, which was encumbered by a $24.3 million mortgage loan (net of $2.6 million of cash held in escrow that was retained by the mortgage lender), was foreclosed upon by the mortgage lender, resulting in a net gain of $11.6 million. We also transferred ownership of an international property and the related non-recourse mortgage loan to the mortgage lender. The property was held for sale at December 31, 2015 (Note 5). At the date of the transfer, the property had an asset carrying value of $3.2 million and the related non-recourse mortgage loan had an outstanding balance of $4.5 million, resulting in a net gain of $0.6 million.

During the year ended December 31, 2016, we entered into a contract to sell an international property, which was classified as held for sale as of December 31, 2016 (Note 5), and which was previously included in Net investments in direct financing leases in our consolidated financial statements. In connection with this potential sale, we recognized an impairment charge of $7.0 million during the year ended December 31, 2016 to reduce the carrying value of the property to its estimated selling price (Note 9). This property was sold in January 2017 (Note 20).

W. P. Carey 2016 10-K – 145

Notes to Consolidated Financial Statements

In connection with those sales that constituted businesses, during the year ended December 31, 2016 we allocated goodwill totaling $34.4 million to the cost basis of the properties for our Owned Real Estate segment based on the relative fair value at the time of the sale (Note 8).

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

2015 — During the year ended December 31, 2015, we sold 13 properties for total proceeds of $35.7 million, net of selling costs, and we recognized a net gain on these sales of $5.9 million. We recognized impairment charges (Note 9) on these properties totaling $6.0 million, of which $2.7 million and $3.3 million were recognized during 2015 and 2014, respectively, and a gain on extinguishment of debt of $2.1 million in 2015. In addition, during July 2015, a vacant domestic property was foreclosed upon and sold for $1.4 million. We recognized a gain on sale of $0.6 million in connection with that disposition. In connection with those sales that constituted businesses, during the year ended December 31, 2015 we allocated goodwill totaling $1.7 million to the cost basis of the properties for our Owned Real Estate segment, based on the relative fair value at the time of the sale (Note 8).

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

In December 2014, we transferred ownership of a property in France and the related non-recourse mortgage loan to a third-party property manager for net proceeds of €1. As of the date of transfer, the property had a carrying value of $14.5 million and the related non-recourse mortgage loan had an outstanding balance of $19.4 million. In connection with the transfer, we recognized a net gain on sale of $6.7 million.

During the year ended December 31, 2014, we entered into contracts to sell four properties for a total of $10.0 million. In connection with these potential sales, we recognized an impairment charge of $1.3 million during the year ended December 31, 2014 to reduce the carrying values of the properties to their estimated selling prices. At December 31, 2014, these properties were classified as held for sale (Note 5). We completed the sale of these properties during the year ended December 31, 2015.

In connection with those sales that constituted businesses during the year ended December 31, 2014, we allocated goodwill totaling $2.7 million to the cost basis of the properties, for our Owned Real Estate segment, based on the relative fair value at the time of the sale (Note 8).

W. P. Carey 2016 10-K – 146

Notes to Consolidated Financial Statements

Property Dispositions Included in Discontinued Operations

The results of operations for properties that have been classified as held for sale or have been sold prior to January 1, 2014, and the properties that were acquired as held for sale in the CPA®:16 Merger and sold during 2014, are reflected in the consolidated financial statements as discontinued operations, net of tax and are summarized as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Revenues	$—	$—	$8,931
Expenses	—	—	(2,039)
Loss on extinguishment of debt	—	—	(1,244)
Gain on sale of real estate	—	—	27,670
Income from discontinued operations	$—	$—	$33,318

2014 — At December 31, 2013, we had nine properties classified as held for sale, all of which were sold during the year ended December 31, 2014. The properties were sold for a total of $116.4 million, net of selling costs, and we recognized a net gain on these sales of $28.0 million. We used a portion of the proceeds to repay a related mortgage loan obligation of $11.4 million and recognized a loss on extinguishment of debt of $0.1 million.

In connection with those sales of properties accounted for as businesses for the year ended December 31, 2014, we allocated goodwill totaling $7.0 million to the cost basis of the properties, for our Owned Real Estate segment based on the relative fair value at the time of the sale.

In connection with the CPA®:16 Merger in January 2014, we acquired ten properties, including five properties held by one jointly owned investment, that were classified as held for sale with a total fair value of $133.4 million. We sold all of these properties during the six months ended June 30, 2014 for a total of $123.4 million, net of selling costs, including seller financing of $15.0 million, and recognized a net loss on these sales of $0.3 million. We used a portion of the proceeds to repay the related mortgage loan obligations totaling $18.9 million and recognized a loss on extinguishment of debt of $1.2 million. We did not allocate any goodwill to these properties since they qualified as held for sale at the time of acquisition and were not considered to have been integrated into the relevant reporting unit.

W. P. Carey 2016 10-K – 147

Notes to Consolidated Financial Statements

Note 18. Segment Reporting

We evaluate our results from operations by our two major business segments — Owned Real Estate and Investment Management (Note 1). The following tables present a summary of comparative results and assets for these business segments (in thousands):

Owned Real Estate

	Years Ended December 31,
	2016	2015	2014
Revenues
Lease revenues	$663,463	$656,956	$573,829
Lease termination income and other	35,696	25,145	17,767
Operating property revenues	30,767	30,515	28,925
Reimbursable tenant costs	25,438	22,832	24,862
	755,364	735,448	645,383
Operating Expenses
Depreciation and amortization	272,274	276,236	233,099
Impairment charges	59,303	29,906	23,067
Property expenses, excluding reimbursable tenant costs	49,431	52,199	37,725
General and administrative	34,591	47,676	38,797
Reimbursable tenant costs	25,438	22,832	24,862
Stock-based compensation expense	5,224	7,873	12,659
Restructuring and other compensation	4,413	—	—
Property acquisition and other expenses	2,993	(9,908)	34,465
	453,667	426,814	404,674
Other Income and Expenses
Interest expense	(183,409)	(194,326)	(178,122)
Equity in earnings of equity method investments in the Managed REITs and real estate	62,724	52,972	44,116
Other income and (expenses)	3,665	1,952	(14,505)
Gain on change in control of interests	—	—	105,947
	(117,020)	(139,402)	(42,564)
Income from continuing operations before income taxes and gain on sale of real estate	184,677	169,232	198,145
Benefit from (provision for) income taxes	3,418	(17,948)	916
Income from continuing operations before gain on sale of real estate	188,095	151,284	199,061
Income from discontinued operations, net of tax	—	—	33,318
Gain on sale of real estate, net of tax	71,318	6,487	1,581
Net Income from Owned Real Estate	259,413	157,771	233,960
Net income attributable to noncontrolling interests	(7,060)	(10,961)	(5,573)
Net Income from Owned Real Estate Attributable to W. P. Carey	$252,353	$146,810	$228,387

W. P. Carey 2016 10-K – 148

Notes to Consolidated Financial Statements

Investment Management

	Years Ended December 31,
	2016	2015	2014
Revenues
Reimbursable costs from affiliates	$66,433	$55,837	$130,212
Asset management revenue	61,971	49,984	38,063
Structuring revenue	47,328	92,117	71,256
Dealer manager fees	8,002	4,794	23,532
Other advisory revenue	2,435	203	—
	186,169	202,935	263,063
Operating Expenses
Reimbursable costs from affiliates	66,433	55,837	130,212
General and administrative	47,761	55,496	52,791
Subadvisor fees	14,141	11,303	5,501
Dealer manager fees and expenses	12,808	11,403	21,760
Stock-based compensation expense	12,791	13,753	18,416
Restructuring and other compensation	7,512	—	—
Depreciation and amortization	4,236	4,079	4,024
Property acquisition and other expenses	2,384	2,144	—
	168,066	154,015	232,704
Other Income and Expenses
Other income and (expenses)	2,002	161	275
Equity in earnings (losses) of equity method investment in CCIF	1,995	(1,952)	—
	3,997	(1,791)	275
Income from continuing operations before income taxes	22,100	47,129	30,634
Provision for income taxes	(6,706)	(19,673)	(18,525)
Net Income from Investment Management	15,394	27,456	12,109
Net income attributable to noncontrolling interests	—	(2,008)	(812)
Net loss attributable to redeemable noncontrolling interest	—	—	142
Net Income from Investment Management Attributable to W. P. Carey	$15,394	$25,448	$11,439

Total Company

	Years Ended December 31,
	2016	2015	2014
Revenues	$941,533	$938,383	$908,446
Operating expenses	621,733	580,829	637,378
Other income and (expenses)	(113,023)	(141,193)	(42,289)
Provision for income taxes	(3,288)	(37,621)	(17,609)
Income from discontinued operations, net of tax	—	—	33,318
Gain on sale of real estate, net of tax	71,318	6,487	1,581
Net income attributable to noncontrolling interests	(7,060)	(12,969)	(6,385)
Net loss attributable to redeemable noncontrolling interest	—	—	142
Net income attributable to W. P. Carey	$267,747	$172,258	$239,826

W. P. Carey 2016 10-K – 149

Notes to Consolidated Financial Statements

	Total Long-Lived Assets (a) at December 31,		Total Assets at December 31,
	2016	2015	2016	2015 (b)
Owned Real Estate	$5,787,071	$6,079,803	$8,242,263	$8,537,544
Investment Management	23,528	22,214	211,691	204,545
Total Company	$5,810,599	$6,102,017	$8,453,954	$8,742,089
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

W. P. Carey 2016 10-K – 150

Notes to Consolidated Financial Statements

Our portfolio is comprised of domestic and international investments. At December 31, 2016, our international investments within our Owned Real Estate segment were comprised of investments in Germany, the United Kingdom, Spain, Finland, Poland, the Netherlands, France, Norway, Austria, Hungary, Sweden, Belgium, Australia, Thailand, Malaysia, Japan, Canada, and Mexico. There are no investments in foreign jurisdictions within our Investment Management segment. Other than Germany, no country or tenant individually comprised more than 10% of our total lease revenues for the years ended December 31, 2016, 2015, or 2014. The following tables present the geographic information (in thousands):

	Years Ended December 31,
	2016	2015	2014
Domestic
Revenues	$490,134	$468,703	$426,578
Operating expenses	(274,013)	(296,265)	(284,362)
Interest expense	(149,615)	(153,219)	(117,603)
Other income and expenses, excluding interest expense	59,683	50,891	146,156
Provision for income taxes	(4,808)	(6,219)	(3,238)
Gain (loss) on sale of real estate, net of tax	56,492	2,941	(5,119)
Net income attributable to noncontrolling interests	(7,591)	(5,358)	(4,233)
Net loss attributable to noncontrolling interests in discontinued operations	—	—	(179)
Income from continuing operations attributable to W. P. Carey	$170,282	$61,474	$158,000
Germany
Revenues	$68,372	$65,777	$72,978
Operating (expenses) benefits (a)	(28,473)	818	(40,847)
Interest expense	(15,681)	(15,432)	(18,880)
Other income and expenses, excluding interest expense	649	4,175	(10,698)
(Provision for) benefit from income taxes	(4,083)	(4,357)	3,163
Gain on sale of real estate, net of tax	—	21	—
Net income attributable to noncontrolling interests	252	(5,537)	(1,017)
Income from continuing operations attributable to W. P. Carey	$21,036	$45,465	$4,699
Other International
Revenues	$196,858	$200,968	$145,827
Operating expenses	(151,181)	(131,367)	(79,465)
Interest expense	(18,113)	(25,675)	(41,639)
Other income and expenses, excluding interest expense	6,057	(142)	100
Benefit from (provision for) income taxes	12,309	(7,372)	991
Gain on sale of real estate, net of tax	14,826	3,525	6,700
Net loss (income) attributable to noncontrolling interests	279	(66)	(323)
Income from continuing operations attributable to W. P. Carey	$61,035	$39,871	$32,191
Total
Revenues	$755,364	$735,448	$645,383
Operating expenses	(453,667)	(426,814)	(404,674)
Interest expense	(183,409)	(194,326)	(178,122)
Other income and expenses, excluding interest expense	66,389	54,924	135,558
Benefit from (provision for) income taxes	3,418	(17,948)	916
Gain on sale of real estate, net of tax	71,318	6,487	1,581
Net income attributable to noncontrolling interests	(7,060)	(10,961)	(5,573)
Net loss attributable to noncontrolling interests in discontinued operations	—	—	(179)
Income from continuing operations attributable to W. P. Carey	$252,353	$146,810	$194,890

W. P. Carey 2016 10-K – 151

Notes to Consolidated Financial Statements

	December 31,
	2016	2015
Domestic
Long-lived assets (b)	$3,784,905	$3,794,232
Total assets (c)	5,517,050	5,435,251
Germany
Long-lived assets (b)	$545,672	$581,283
Total assets (c)	718,397	790,895
Other International
Long-lived assets (b)	$1,456,494	$1,704,288
Total assets (c)	2,006,816	2,311,398
Total
Long-lived assets (b)	$5,787,071	$6,079,803
Total assets (c)	8,242,263	8,537,544
__________

(a)	Amount for the year ended December 31, 2015 includes a reversal of $25.0 million of liabilities for German real estate transfer taxes (Note 7).

(b)	Consists of Net investments in real estate and Equity investments in the Managed Programs and real estate, excluding our equity investment in CCIF (Note 7).

(c)
In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net, Senior Unsecured Notes, net, and Senior Unsecured Credit Facility - Term Loan, net as of December 31, 2015 (Note 2).

W. P. Carey 2016 10-K – 152

Notes to Consolidated Financial Statements

Note 19. Selected Quarterly Financial Data (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues (a)	$270,240	$217,266	$225,247	$228,780
Expenses	180,000	160,697	136,472	144,564
Net income (a) (b)	60,864	53,171	112,302	48,470
Net income attributable to noncontrolling interests	(3,425)	(1,510)	(1,359)	(766)
Net income attributable to W. P. Carey (a) (b)	$57,439	$51,661	$110,943	$47,704
Earnings per share attributable to W. P. Carey:
Basic	$0.54	$0.48	$1.03	$0.44
Diluted	$0.54	$0.48	$1.03	$0.44
Distributions declared per share	$0.9742	$0.9800	$0.9850	$0.9900

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues (c)	$220,388	$238,079	$214,666	$265,250
Expenses (d)	140,479	130,382	159,066	150,902
Net income (c) (d)	38,582	66,923	23,578	56,144
Net income attributable to noncontrolling interests	(2,466)	(3,575)	(1,833)	(5,095)
Net income attributable to W. P. Carey (c) (d)	$36,116	$63,348	$21,745	$51,049
Earnings per share attributable to W. P. Carey:
Basic	$0.34	$0.60	$0.20	$0.48
Diluted	$0.34	$0.59	$0.20	$0.48
Distributions declared per share	$0.9525	$0.9540	$0.9550	$0.9646
__________

(a)	Amount for the three months ended March 31, 2016 includes lease termination income of $32.2 million recognized in connection with a domestic property that was sold during the period (Note 17).

(b)	Amount for the three months ended September 30, 2016 includes an aggregate gain on sale of real estate of $49.1 million recognized on the disposition of four properties (Note 17).

(c)
Amount for the three months ended December 31, 2015 includes $15.0 million of termination income related to a domestic property that was classified as held for sale as of December 31, 2015. The property was subsequently sold during the first quarter of 2016 (Note 17).

(d)	Amount for the three months ended December 31, 2015 includes a reversal of $25.0 million of liabilities for German real estate transfer taxes (Note 7).

Note 20. Subsequent Events

Issuance of Senior Unsecured Notes

On January 19, 2017, we completed a public offering of €500.0 million of 2.25% Senior Notes, at a price of 99.448% of par value, issued by our wholly owned subsidiary, WPC Eurobond B.V., which are guaranteed by us. These 2.25% Senior Notes have a 7.5-year term and are scheduled to mature on July 19, 2024.

Senior Unsecured Credit Facility

On January 26, 2017, we exercised our option to extend our Term Loan Facility (Note 11) by an additional year to January 31, 2018. In connection with the extension, we incurred financing costs of $0.3 million.

W. P. Carey 2016 10-K – 153

Notes to Consolidated Financial Statements

Amended Credit Facility

On February 22, 2017, we amended and restated our Senior Unsecured Credit Facility. We increased the capacity of our unsecured line of credit under our Amended Credit Facility to $1.85 billion, which is comprised of a $1.5 billion revolving line of credit maturing in four years with two six-month extension options, a €236.3 million term loan maturing in five years, and a $100.0 million delayed draw term loan also maturing in five years. The delayed draw term loan may be drawn within one year and allows for borrowings in U.S. dollars, euros, or British pounds sterling. We will incur interest at LIBOR, or a LIBOR equivalent, plus 1.00% on the revolving line of credit, EURIBOR plus 1.10% on the term loan, and LIBOR, or a LIBOR equivalent, plus 1.10% on the delayed draw term loan.

Mortgage Loan Repayments

In January 2017, we repaid five non-recourse mortgage loans with an aggregate principal balance of approximately $273.5 million, including three international mortgage loans with an aggregate principal balance of approximately $262.4 million (€245.9 million). Included in these amounts were mortgage loans totaling $243.8 million (€228.6 million), inclusive of amounts attributable to a noncontrolling interest of $89.0 million (€83.5 million), encumbering the Hellweg 2 portfolio.

Dispositions

On January 25, 2017, we sold an international property that was held for sale as of December 31, 2016 (Note 5) for gross proceeds of $24.3 million (€22.6 million). In addition, in January 2017, we transferred ownership of two international properties and the related non-recourse mortgage loan to the mortgage lender. At the dates of the transfers, the properties had an aggregate asset carrying value of $31.3 million (€29.6 million) and the related non-recourse mortgage loan had an outstanding balance of $31.9 million (€30.2 million).

Repayments of Loans to Affiliate

During January and February 2017, CWI 2 repaid in full the $210.0 million loan that was outstanding to us at December 31, 2016.

Management Change

On February 1, 2017, we announced that our board of directors had appointed Ms. ToniAnn Sanzone as our chief financial officer, effective immediately. Ms. Sanzone had been serving as our interim chief financial officer since October 14, 2016.

Issuance of Stock-Based Compensation Awards

During the first quarter of 2017 and through the date of this Report, in connection with our LTIP award program (Note 15), we issued 173,995 RSUs, 107,934 PSUs, and 2,656 RSAs to key employees, which will have a dilutive impact on our future earnings per share calculations.

W. P. Carey 2016 10-K – 154

W. P. CAREY INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2016, 2015, and 2014
(in thousands)

Description	Balance at Beginning of Year	Other Additions	Deductions	Balance at End of Year
Year Ended December 31, 2016
Valuation reserve for deferred tax assets	$29,746	$8,810	$(11,206)	$27,350

Year Ended December 31, 2015
Valuation reserve for deferred tax assets	$20,672	$10,001	$(927)	$29,746

Year Ended December 31, 2014
Valuation reserve for deferred tax assets	$18,214	$2,458	$—	$20,672

W. P. Carey 2016 10-K – 155

W. P. CAREY INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Real Estate Under Operating Leases
Industrial facilities in Erlanger, KY	$10,794	$1,526	$21,427	$2,966	$141	$1,526	$24,534	$26,060	$12,048	1979; 1987	Jan. 1998	40 yrs.
Industrial facilities in Thurmont, MD and Farmington, NY	—	729	5,903	—	—	729	5,903	6,632	1,057	1964; 1983	Jan. 1998	15 yrs.
Retail facility in Montgomery, AL	—	855	6,762	277	(6,978)	142	774	916	490	1987	Jan. 1998	40 yrs.
Warehouse facilities in Anchorage, AK and Commerce, CA	—	4,905	11,898	—	12	4,905	11,910	16,815	4,018	1948; 1975	Jan. 1998	40 yrs.
Industrial facility in Toledo, OH	—	224	2,408	—	—	224	2,408	2,632	1,405	1966	Jan. 1998	40 yrs.
Industrial facility in Goshen, IN	—	239	940	—	—	239	940	1,179	321	1973	Jan. 1998	40 yrs.
Office facility in Raleigh, NC	—	1,638	2,844	187	(2,554)	828	1,287	2,115	737	1983	Jan. 1998	20 yrs.
Office facility in King of Prussia, PA	—	1,219	6,283	1,295	—	1,219	7,578	8,797	3,445	1968	Jan. 1998	40 yrs.
Industrial facility in Pinconning, MI	—	32	1,692	—	—	32	1,692	1,724	804	1948	Jan. 1998	40 yrs.
Industrial facilities in San Fernando, CA	6,466	2,052	5,322	—	(1,889)	1,494	3,991	5,485	1,913	1962; 1979	Jan. 1998	40 yrs.
Retail facilities in several cities in the following states: Alabama, Florida, Georgia, Illinois, Louisiana, Missouri, New Mexico, North Carolina, South Carolina, Tennessee, and Texas	—	9,382	—	238	12,618	9,025	13,213	22,238	1,779	Various	Jan. 1998	15 yrs.
Land in Glendora, CA	—	1,135	—	—	17	1,152	—	1,152	—	N/A	Jan. 1998	N/A
Warehouse facility in Doraville, GA	—	3,288	9,864	15,374	(11,409)	3,288	13,829	17,117	58	2016	Jan. 1998	40 yrs.
Office facility in Collierville, TN and warehouse facility in Corpus Christi, TX	47,006	3,490	72,497	—	(15,609)	288	60,090	60,378	11,877	1989; 1999	Jan. 1998	40 yrs.
Land in Irving and Houston, TX	—	9,795	—	—	—	9,795	—	9,795	—	N/A	Jan. 1998	N/A
Industrial facility in Chandler, AZ	8,984	5,035	18,957	7,435	541	5,035	26,933	31,968	12,102	1989	Jan. 1998	40 yrs.
Office facility in Bridgeton, MO	—	842	4,762	2,523	71	842	7,356	8,198	2,886	1972	Jan. 1998	40 yrs.
Retail facilities in Drayton Plains, MI and Citrus Heights, CA	—	1,039	4,788	236	193	1,039	5,217	6,256	1,576	1972	Jan. 1998	35 yrs.
Warehouse facility in Memphis, TN	—	1,882	3,973	294	(3,892)	328	1,929	2,257	942	1969	Jan. 1998	15 yrs.
Retail facility in Bellevue, WA	—	4,125	11,812	393	(123)	4,371	11,836	16,207	5,495	1994	Apr. 1998	40 yrs.
Warehouse facilities in Houston, TX	—	3,260	22,574	1,628	(26,145)	211	1,106	1,317	268	1982	Jun. 1998	40 yrs.
Office facility in Rio Rancho, NM	—	1,190	9,353	3,016	—	2,287	11,272	13,559	4,888	1999	Jul. 1998	40 yrs.
Office facility in Moorestown, NJ	—	351	5,981	1,516	43	351	7,540	7,891	3,637	1964	Feb. 1999	40 yrs.
Office facility in Illkirch, France	6,993	—	18,520	6	(4,352)	—	14,174	14,174	9,325	2001	Dec. 2001	40 yrs.
Industrial facilities in Lenexa, KS and Winston-Salem, NC	—	1,860	12,539	2,875	(1,135)	1,725	14,414	16,139	4,731	1968; 1980	Sep. 2002	40 yrs.

W. P. Carey 2016 10-K – 156

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2016
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Office facilities in Playa Vista and Venice, CA	45,301	2,032	10,152	52,817	1	5,889	59,113	65,002	9,967	1991; 1999	Sep. 2004; Sep. 2012	40 yrs.
Warehouse facility in Greenfield, IN	—	2,807	10,335	223	(8,383)	967	4,015	4,982	1,426	1995	Sep. 2004	40 yrs.
Industrial facility in Scottsdale, AZ	—	586	46	—	—	586	46	632	14	1988	Sep. 2004	40 yrs.
Retail facility in Hot Springs, AR	—	850	2,939	2	(2,614)	—	1,177	1,177	362	1985	Sep. 2004	40 yrs.
Warehouse facilities in Apopka, FL	—	362	10,855	920	(155)	337	11,645	11,982	3,335	1969	Sep. 2004	40 yrs.
Land in San Leandro, CA	—	1,532	—	—	—	1,532	—	1,532	—	N/A	Dec. 2006	N/A
Fitness facility in Austin, TX	2,466	1,725	5,168	—	—	1,725	5,168	6,893	1,829	1995	Dec. 2006	29 yrs.
Retail facility in Wroclaw, Poland	6,188	3,600	10,306	—	(4,373)	2,636	6,897	9,533	1,554	2007	Dec. 2007	40 yrs.
Office facility in Fort Worth, TX	31,081	4,600	37,580	—	—	4,600	37,580	42,180	6,499	2003	Feb. 2010	40 yrs.
Warehouse facility in Mallorca, Spain	—	11,109	12,636	—	(2,791)	9,785	11,169	20,954	1,835	2008	Jun. 2010	40 yrs.
Retail facilities in Florence, AL; Snellville, GA; Concord, NC; Rockport, TX; and Virginia Beach, VA	21,984	5,646	12,367	—	—	5,646	12,367	18,013	1,412	2005; 2007	Sep. 2012	40 yrs.
Hotels in Irvine, Sacramento, and San Diego, CA; Orlando, FL; Des Plaines, IL; Indianapolis, IN; Louisville, KY; Linthicum Heights, MD; Newark, NJ; Albuquerque, NM; and Spokane, WA	135,299	32,680	198,999	—	—	32,680	198,999	231,679	23,301	1989; 1990	Sep. 2012	34 - 37 yrs.
Industrial facilities in Auburn, IN; Clinton Township, MI; and Bluffton, OH	7,310	4,403	20,298	—	(3,870)	2,589	18,242	20,831	2,082	1968; 1975; 1995	Sep. 2012; Jan. 2014	30 yrs.
Land in Irvine, CA	1,619	4,173	—	—	—	4,173	—	4,173	—	N/A	Sep. 2012	N/A
Industrial facility in Alpharetta, GA	7,014	2,198	6,349	1,248	—	2,198	7,597	9,795	921	1997	Sep. 2012	30 yrs.
Office facility in Clinton, NJ	21,952	2,866	34,834	—	—	2,866	34,834	37,700	4,943	1987	Sep. 2012	30 yrs.
Office facilities in St. Petersburg, FL	—	3,280	24,627	—	—	3,280	24,627	27,907	3,483	1996; 1999	Sep. 2012	30 yrs.
Movie theater in Baton Rouge, LA	—	4,168	5,724	—	—	4,168	5,724	9,892	813	2003	Sep. 2012	30 yrs.
Industrial and office facility in San Diego, CA	—	7,804	16,729	1,725	—	7,804	18,454	26,258	2,774	2002	Sep. 2012	30 yrs.
Industrial facility in Richmond, CA	—	895	1,953	—	—	895	1,953	2,848	277	1999	Sep. 2012	30 yrs.
Warehouse facilities in Kingman, AZ; Woodland, CA; Jonesboro, GA; Kansas City, MO; Springfield, OR; Fogelsville, PA; and Corsicana, TX	56,061	16,386	84,668	—	—	16,386	84,668	101,054	11,916	Various	Sep. 2012	30 yrs.
Industrial facilities in Orlando, FL; Rocky Mount, NC; and Lewisville, TX	—	2,163	17,715	—	—	2,163	17,715	19,878	2,514	Various	Sep. 2012	30 yrs.
Industrial facilities in Chattanooga, TN	—	558	5,923	—	—	558	5,923	6,481	831	1974; 1989	Sep. 2012	30 yrs.

W. P. Carey 2016 10-K – 157

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2016
(in thousands)

				Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

		Initial Cost to Company
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facility in Mooresville, NC	4,536	756	9,775	—	—	756	9,775	10,531	1,368	1997	Sep. 2012	30 yrs.
Industrial facility in McCalla, AL	—	960	14,472	7,466	—	2,076	20,822	22,898	3,337	2004	Sep. 2012	31 yrs.
Office facility in Lower Makefield Township, PA	9,052	1,726	12,781	—	—	1,726	12,781	14,507	1,784	2002	Sep. 2012	30 yrs.
Industrial facility in Fort Smith, AZ	—	1,063	6,159	—	—	1,063	6,159	7,222	853	1982	Sep. 2012	30 yrs.
Retail facilities in Greenwood, IN and Buffalo, NY	8,176	—	19,990	—	—	—	19,990	19,990	2,738	2000; 2003	Sep. 2012	30 - 31 yrs.
Industrial facilities in Bowling Green, KY and Jackson, TN	6,004	1,492	8,182	—	—	1,492	8,182	9,674	1,130	1989; 1995	Sep. 2012	31 yrs.
Education facilities in Avondale, AZ; Rancho Cucamonga, CA; Glendale Heights, IL; and Exton, PA	30,593	14,006	33,683	—	(1,961)	12,045	33,683	45,728	4,480	1988; 2004	Sep. 2012	31 - 32 yrs.
Industrial facilities in St. Petersburg, FL; Buffalo Grove, IL; West Lafayette, IN; Excelsior Springs, MO; and North Versailles, PA	9,131	6,559	19,078	—	—	6,559	19,078	25,637	2,613	Various	Sep. 2012	31 yrs.
Industrial facilities in Tolleson, AZ; Alsip, IL; and Solvay, NY	11,285	6,080	23,424	—	—	6,080	23,424	29,504	3,183	1990; 1994; 2000	Sep. 2012	31 yrs.
Land in Kahl, Germany	—	6,694	—	—	(1,207)	5,487	—	5,487	—	N/A	Sep. 2012	N/A
Fitness facilities in Englewood, CO; Memphis TN; and Bedford, TX	7,210	4,877	4,258	5,169	4,823	4,877	14,250	19,127	1,462	1990; 1995; 2001	Sep. 2012	31 yrs.
Office facility in Mons, Belgium	7,061	1,505	6,026	653	(1,504)	1,234	5,446	6,680	697	1982	Sep. 2012	32 yrs.
Warehouse facilities in Oceanside, CA and Concordville, PA	3,354	3,333	8,270	—	—	3,333	8,270	11,603	1,127	1989; 1996	Sep. 2012	31 yrs.
Self-storage facilities located throughout the United States	—	74,551	319,186	—	(50)	74,501	319,186	393,687	43,024	Various	Sep. 2012	31 yrs.
Warehouse facility in La Vista, NE	20,675	4,196	23,148	—	—	4,196	23,148	27,344	2,941	2005	Sep. 2012	33 yrs.
Office facility in Pleasanton, CA	9,584	3,675	7,468	—	—	3,675	7,468	11,143	1,004	2000	Sep. 2012	31 yrs.
Office facility in San Marcos, TX	—	440	688	—	—	440	688	1,128	92	2000	Sep. 2012	31 yrs.
Office facilities in Espoo, Finland	31,853	40,555	15,662	—	(24,614)	23,499	8,104	31,603	377	1972; 1975	Sep. 2012	31 yrs.
Office facility in Chicago, IL	13,753	2,169	19,010	—	—	2,169	19,010	21,179	2,536	1910	Sep. 2012	31 yrs.
Industrial facility in Louisville, CO	7,201	5,342	8,786	1,849	—	5,481	10,496	15,977	1,745	1993	Sep. 2012	31 yrs.
Industrial facilities in Hollywood and Orlando, FL	—	3,639	1,269	—	—	3,639	1,269	4,908	169	1996	Sep. 2012	31 yrs.
Warehouse facility in Golden, CO	—	808	4,304	77	—	808	4,381	5,189	641	1998	Sep. 2012	30 yrs.
Industrial facility in Texarkana, TX	—	1,755	4,493	—	(2,783)	216	3,249	3,465	433	1997	Sep. 2012	31 yrs.
Industrial facility in Eugene, OR	4,360	2,286	3,783	—	—	2,286	3,783	6,069	505	1980	Sep. 2012	31 yrs.
Industrial facility in South Jordan, UT	11,940	2,183	11,340	—	—	2,183	11,340	13,523	1,513	1995	Sep. 2012	31 yrs.
Warehouse facility in Ennis, TX	2,232	478	4,087	145	—	478	4,232	4,710	667	1989	Sep. 2012	31 yrs.

W. P. Carey 2016 10-K – 158

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2016
(in thousands)

				Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

		Initial Cost to Company
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Retail facility in Braintree, MA	2,958	2,409	—	6,184	(1,403)	1,006	6,184	7,190	588	1994	Sep. 2012	30 yrs.
Office facility in Paris, France	53,713	23,387	43,450	—	(12,053)	19,170	35,614	54,784	4,629	1975	Sep. 2012	32 yrs.
Retail facilities in Bydgoszcz, Czestochowa, Jablonna, Katowice, Kielce, Lodz, Lubin, Olsztyn, Opole, Plock, Rybnik, Walbrzych, and Warsaw, Poland	107,618	26,564	72,866	—	(17,930)	21,774	59,726	81,500	10,663	Various	Sep. 2012	23 - 34 yrs.
Industrial facility in Laupheim, Germany	—	2,072	8,339	—	(1,877)	1,699	6,835	8,534	1,456	1960	Sep. 2012	20 yrs.
Industrial facilities in Danbury, CT and Bedford, MA	9,078	3,519	16,329	—	—	3,519	16,329	19,848	2,324	1965; 1980	Sep. 2012	29 yrs.
Warehouse facilities in Venlo, Netherlands	—	10,154	18,590	—	(5,443)	8,231	15,070	23,301	1,631	1998; 1999	Apr. 2013	35 yrs.
Industrial and office facility in Tampere, Finland	—	2,309	37,153	—	(7,554)	1,843	30,065	31,908	3,442	2012	Jun. 2013	40 yrs.
Office facility in Quincy, MA	—	2,316	21,537	—	—	2,316	21,537	23,853	2,073	1989	Jun. 2013	40 yrs.
Office facility in Salford, United Kingdom	—	—	30,012	—	(6,392)	—	23,620	23,620	2,022	1997	Sep. 2013	40 yrs.
Office facility in Lone Tree, CO	—	4,761	28,864	2,822	—	4,761	31,686	36,447	2,713	2001	Nov. 2013	40 yrs.
Office facility in Mönchengladbach, Germany	27,988	2,154	6,917	44,205	(3,449)	2,024	47,803	49,827	1,631	2015	Dec. 2013	40 yrs.
Fitness facility in Houston, TX	3,172	2,430	2,270	—	—	2,430	2,270	4,700	295	1995	Jan. 2014	23 yrs.
Fitness facility in St. Charles, MO	—	1,966	1,368	80	—	1,966	1,448	3,414	154	1987	Jan. 2014	27 yrs.
Fitness facility in Salt Lake City, UT	2,814	856	2,804	—	—	856	2,804	3,660	316	1999	Jan. 2014	26 yrs.
Land in Scottsdale, AZ	10,316	22,300	—	—	—	22,300	—	22,300	—	N/A	Jan. 2014	N/A
Industrial facility in Aurora, CO	2,952	737	2,609	—	—	737	2,609	3,346	241	1985	Jan. 2014	32 yrs.
Warehouse facility in Burlington, NJ	—	3,989	6,213	377	—	3,989	6,590	10,579	733	1999	Jan. 2014	26 yrs.
Industrial facility in Albuquerque, NM	—	2,467	3,476	606	—	2,467	4,082	6,549	429	1993	Jan. 2014	27 yrs.
Industrial facilities in North Salt Lake, UT and Radford, VA	1,350	10,601	17,626	—	(14,477)	4,963	8,787	13,750	979	1981; 1998	Jan. 2014	26 yrs.
Industrial facilities in Lexington, NC and Murrysville, PA	—	2,185	12,058	—	2,713	1,608	15,348	16,956	1,613	1940; 1995	Jan. 2014	28 yrs.
Land in Welcome, NC	—	980	11,230	—	(11,724)	486	—	486	—	N/A	Jan. 2014	N/A
Industrial facilities in Evansville, IN; Lawrence, KS; and Baltimore, MD	25,292	4,005	44,192	—	—	4,005	44,192	48,197	5,405	1911; 1967; 1982	Jan. 2014	24 yrs.
Industrial facilities in Colton, CA; Bonner Springs, KS; and Dallas, TX and land in Eagan, MN	19,214	8,451	25,457	—	298	8,451	25,755	34,206	2,615	1978; 1979; 1986	Jan. 2014	17 - 34 yrs.
Retail facility in Torrance, CA	24,215	8,412	12,241	1,213	(77)	8,335	13,454	21,789	1,573	1973	Jan. 2014	25 yrs.
Office facility in Houston, TX	3,393	6,578	424	223	—	6,578	647	7,225	81	1978	Jan. 2014	27 yrs.
Land in Doncaster, United Kingdom	—	4,257	4,248	—	(7,893)	612	—	612	—	N/A	Jan. 2014	N/A

W. P. Carey 2016 10-K – 159

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2016
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Warehouse facility in Norwich, CT	10,695	3,885	21,342	—	2	3,885	21,344	25,229	2,203	1960	Jan. 2014	28 yrs.
Warehouse facility in Norwich, CT	—	1,437	9,669	—	—	1,437	9,669	11,106	998	2005	Jan. 2014	28 yrs.
Retail facility in Johnstown, PA and warehouse facility in Whitehall, PA	—	7,435	9,093	—	17	7,435	9,110	16,545	1,151	1986; 1992	Jan. 2014	23 yrs.
Retail facilities in York, PA	8,603	3,776	10,092	—	—	3,776	10,092	13,868	949	1992; 2005	Jan. 2014	26 - 34 yrs.
Industrial facility in Pittsburgh, PA	—	1,151	10,938	—	—	1,151	10,938	12,089	1,288	1991	Jan. 2014	25 yrs.
Warehouse facilities in Atlanta, GA and Elkwood, VA	—	5,356	4,121	—	(2,104)	4,284	3,089	7,373	324	1975	Jan. 2014	28 yrs.
Warehouse facility in Harrisburg, NC	—	1,753	5,840	—	(111)	1,642	5,840	7,482	653	2000	Jan. 2014	26 yrs.
Education facility in Nashville, TN	5,240	1,098	7,043	2,611	—	1,098	9,654	10,752	799	1988	Jan. 2014	31 yrs.
Industrial facility in Chandler, AZ; industrial, office, and warehouse facility in Englewood, CO; and land in Englewood, CO	4,989	4,306	7,235	—	3	4,306	7,238	11,544	698	1978; 1987	Jan. 2014	30 yrs.
Industrial facility in Cynthiana, KY	2,358	1,274	3,505	480	(107)	1,274	3,878	5,152	363	1967	Jan. 2014	31 yrs.
Industrial facility in Columbia, SC	—	2,843	11,886	—	—	2,843	11,886	14,729	1,534	1962	Jan. 2014	23 yrs.
Land in Midlothian, VA	—	2,824	—	—	—	2,824	—	2,824	—	N/A	Jan. 2014	N/A
Net-lease student housing facility in Laramie, WY	15,626	1,966	18,896	—	—	1,966	18,896	20,862	2,698	2007	Jan. 2014	33 yrs.
Office facility in Greenville, SC	8,477	562	7,916	—	43	562	7,959	8,521	925	1972	Jan. 2014	25 yrs.
Warehouse facilities in Mendota, IL; Toppenish and Yakima, WA; and Plover, WI	—	1,444	21,208	—	—	1,444	21,208	22,652	2,758	1996	Jan. 2014	23 yrs.
Industrial facility in Allen, TX and office facility in Sunnyvale, CA	10,243	9,297	24,086	—	—	9,297	24,086	33,383	2,271	1981; 1997	Jan. 2014	31 yrs.
Industrial facilities in Hampton, NH	8,843	8,990	7,362	—	—	8,990	7,362	16,352	708	1976	Jan. 2014	30 yrs.
Industrial facilities located throughout France	—	36,306	5,212	—	(9,367)	28,115	4,036	32,151	514	Various	Jan. 2014	23 yrs.
Retail facility in Fairfax, VA	4,944	3,402	16,353	—	—	3,402	16,353	19,755	1,810	1998	Jan. 2014	26 yrs.
Retail facility in Lombard, IL	4,944	5,087	8,578	—	—	5,087	8,578	13,665	950	1999	Jan. 2014	26 yrs.
Warehouse facility in Plainfield, IN	19,958	1,578	29,415	—	—	1,578	29,415	30,993	2,828	1997	Jan. 2014	30 yrs.
Retail facility in Kennesaw, GA	3,719	2,849	6,180	—	—	2,849	6,180	9,029	684	1999	Jan. 2014	26 yrs.
Retail facility in Leawood, KS	8,782	1,487	13,417	—	—	1,487	13,417	14,904	1,485	1997	Jan. 2014	26 yrs.
Office facility in Tolland, CT	7,955	1,817	5,709	—	11	1,817	5,720	7,537	608	1968	Jan. 2014	28 yrs.
Warehouse facilities in Lincolnton, NC and Mauldin, SC	9,734	1,962	9,247	—	—	1,962	9,247	11,209	960	1988; 1996	Jan. 2014	28 yrs.
Retail facilities located throughout Germany	257,606	81,109	153,927	—	(53,029)	62,809	119,198	182,007	12,254	Various	Jan. 2014	Various

W. P. Carey 2016 10-K – 160

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2016
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Office facility in Southfield, MI	—	1,726	4,856	89	—	1,726	4,945	6,671	462	1985	Jan. 2014	31 yrs.
Office facility in The Woodlands, TX	19,882	3,204	24,997	—	—	3,204	24,997	28,201	2,314	1997	Jan. 2014	32 yrs.
Industrial facilities in Shah Alam, Malaysia	4,447	—	10,429	—	(2,651)	—	7,778	7,778	760	1992	Jan. 2014	30 yrs.
Warehouse facilities in Lam Luk Ka and Bang Pa-in, Thailand	9,717	13,054	19,497	—	(2,506)	12,049	17,996	30,045	1,684	2003; 2005	Jan. 2014	31 yrs.
Warehouse facilities in Valdosta, GA and Johnson City, TN	8,015	1,080	14,998	—	—	1,080	14,998	16,078	1,645	1978; 1998	Jan. 2014	27 yrs.
Industrial facility in Amherst, NY	7,959	674	7,971	—	—	674	7,971	8,645	1,037	1984	Jan. 2014	23 yrs.
Industrial and warehouse facilities in Westfield, MA	—	1,922	9,755	5,146	9	1,922	14,910	16,832	1,126	1954; 1997	Jan. 2014	28 yrs.
Warehouse facilities in Kottka, Finland	—	—	8,546	—	(1,928)	—	6,618	6,618	884	1999; 2001	Jan. 2014	21 - 23 yrs.
Office facility in Bloomington, MN	—	2,942	7,155	—	—	2,942	7,155	10,097	736	1988	Jan. 2014	28 yrs.
Warehouse facility in Gorinchem, Netherlands	3,505	1,143	5,648	—	(1,532)	885	4,374	5,259	450	1995	Jan. 2014	28 yrs.
Retail facility in Cresskill, NJ	—	2,366	5,482	—	19	2,366	5,501	7,867	515	1975	Jan. 2014	31 yrs.
Retail facility in Livingston, NJ	5,186	2,932	2,001	—	14	2,932	2,015	4,947	216	1966	Jan. 2014	27 yrs.
Retail facility in Maplewood, NJ	—	845	647	—	4	845	651	1,496	70	1954	Jan. 2014	27 yrs.
Retail facility in Montclair, NJ	—	1,905	1,403	—	6	1,905	1,409	3,314	151	1950	Jan. 2014	27 yrs.
Retail facility in Morristown, NJ	—	3,258	8,352	—	26	3,258	8,378	11,636	899	1973	Jan. 2014	27 yrs.
Retail facility in Summit, NJ	—	1,228	1,465	—	8	1,228	1,473	2,701	158	1950	Jan. 2014	27 yrs.
Industrial and office facilities in Bunde, Dransfeld, and Wolfach, Germany	—	2,789	8,750	—	(2,564)	2,160	6,815	8,975	816	1898; 1956; 1978	Jan. 2014	24 yrs.
Industrial facilities in Georgetown, TX and Woodland, WA	—	965	4,113	—	—	965	4,113	5,078	356	1998; 2001	Jan. 2014	33 - 35 yrs.
Education facilities in Union, NJ; Allentown and Philadelphia, PA; and Grand Prairie, TX	—	5,365	7,845	—	5	5,365	7,850	13,215	822	Various	Jan. 2014	28 yrs.
Industrial facility in Ylämylly, Finland	6,554	1,669	6,034	—	(1,738)	1,292	4,673	5,965	400	1999	Jan. 2014	34 yrs.
Industrial facility in Salisbury, NC	6,132	1,499	8,185	—	—	1,499	8,185	9,684	860	2000	Jan. 2014	28 yrs.
Industrial facilities in Solon and Twinsburg, OH and office facility in Plymouth, MI	3,671	2,831	10,565	—	—	2,831	10,565	13,396	1,133	1970; 1991; 1995	Jan. 2014	26 - 27 yrs.
Industrial facility in Cambridge, Canada	—	1,849	7,371	—	(1,562)	1,536	6,122	7,658	571	2001	Jan. 2014	31 yrs.
Industrial facilities in Peru, IL; Huber Heights, Lima, and Sheffield, OH; and Lebanon, TN	11,303	2,962	17,832	—	—	2,962	17,832	20,794	1,664	Various	Jan. 2014	31 yrs.

W. P. Carey 2016 10-K – 161

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2016
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facility in Ramos Arizpe, Mexico	—	1,059	2,886	—	—	1,059	2,886	3,945	269	2000	Jan. 2014	31 yrs.
Industrial facilities in Salt Lake City, UT	—	2,783	3,773	—	—	2,783	3,773	6,556	352	1983; 2002	Jan. 2014	31 - 33 yrs.
Net-lease student housing facility in Blairsville, PA	11,321	1,631	23,163	—	—	1,631	23,163	24,794	3,052	2005	Jan. 2014	33 yrs.
Industrial facility in Nashville, TN	—	1,078	5,619	—	—	1,078	5,619	6,697	768	1962	Jan. 2014	21 yrs.
Office facility in Lafayette, LA	1,680	1,048	1,507	—	—	1,048	1,507	2,555	162	1995	Jan. 2014	27 yrs.
Warehouse facilities in Atlanta, Doraville, and Rockmart, GA	—	6,488	77,192	—	—	6,488	77,192	83,680	7,889	1959; 1962; 1991	Jan. 2014	23 - 33 yrs.
Warehouse facilities in Flora, MS and Muskogee, OK	3,342	554	4,353	—	—	554	4,353	4,907	388	1992; 2002	Jan. 2014	33 yrs.
Industrial facility in Richmond, MO	4,511	2,211	8,505	—	—	2,211	8,505	10,716	899	1996	Jan. 2014	28 yrs.
Warehouse facility in Dallas, TX	5,860	468	8,042	—	—	468	8,042	8,510	994	1997	Jan. 2014	24 yrs.
Industrial facility in Tuusula, Finland	—	6,173	10,321	—	(3,721)	4,781	7,992	12,773	914	1975	Jan. 2014	26 yrs.
Office facility in Turku, Finland	22,030	5,343	34,106	—	(8,901)	4,137	26,411	30,548	2,767	1981	Jan. 2014	28 yrs.
Industrial facility in Turku, Finland	4,046	1,105	10,243	—	(2,546)	855	7,947	8,802	836	1981	Jan. 2014	28 yrs.
Industrial facility in Baraboo, WI	—	917	10,663	—	—	917	10,663	11,580	2,375	1988	Jan. 2014	13 yrs.
Warehouse facility in Phoenix, AZ	18,485	6,747	21,352	—	—	6,747	21,352	28,099	2,243	1996	Jan. 2014	28 yrs.
Land in Calgary, Canada	—	3,721	—	—	(631)	3,090	—	3,090	—	N/A	Jan. 2014	N/A
Industrial facilities in Sandersville, GA; Erwin, TN; and Gainesville, TX	2,204	955	4,779	—	—	955	4,779	5,734	449	1950; 1986; 1996	Jan. 2014	31 yrs.
Industrial facility in Buffalo Grove, IL	6,771	1,492	12,233	—	—	1,492	12,233	13,725	1,154	1996	Jan. 2014	31 yrs.
Warehouse facility in Spanish Fork, UT	6,842	991	7,901	—	—	991	7,901	8,892	705	2001	Jan. 2014	33 yrs.
Industrial facilities in West Jordan, UT and Tacoma, WA; office facility in Eugene, OR; and warehouse facility in Perris, CA	—	8,989	5,435	—	8	8,989	5,443	14,432	565	Various	Jan. 2014	28 yrs.
Office facility in Carlsbad, CA	—	3,230	5,492	—	—	3,230	5,492	8,722	679	1999	Jan. 2014	24 yrs.
Land in Pensacola, FL	—	1,746	—	—	—	1,746	—	1,746	—	N/A	Jan. 2014	N/A
Movie theater in Port St. Lucie, FL	—	4,654	2,576	—	—	4,654	2,576	7,230	275	2000	Jan. 2014	27 yrs.
Movie theater in Hickory Creek, TX	—	1,693	3,342	—	—	1,693	3,342	5,035	364	2000	Jan. 2014	27 yrs.
Industrial facility in Nurieux-Volognat, France	—	121	5,328	—	(1,136)	93	4,220	4,313	381	2000	Jan. 2014	32 yrs.
Warehouse facility in Suwanee, GA	14,981	2,330	8,406	—	—	2,330	8,406	10,736	725	1995	Jan. 2014	34 yrs.
Retail facilities in Wichita, KS and Oklahoma City, OK and warehouse facility in Wichita, KS	7,057	1,878	8,579	—	—	1,878	8,579	10,457	1,068	1954; 1975; 1984	Jan. 2014	24 yrs.

W. P. Carey 2016 10-K – 162

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2016
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facilities in Fort Dodge, IA and Menomonie and Oconomowoc, WI	8,350	1,403	11,098	—	—	1,403	11,098	12,501	1,990	1996	Jan. 2014	16 yrs.
Industrial facility in Mesa, AZ	4,528	2,888	4,282	—	—	2,888	4,282	7,170	458	1991	Jan. 2014	27 yrs.
Industrial facility in North Amityville, NY	7,446	3,486	11,413	—	—	3,486	11,413	14,899	1,280	1981	Jan. 2014	26 yrs.
Warehouse facilities in Greenville, SC	—	567	10,217	—	15	567	10,232	10,799	1,448	1960	Jan. 2014	21 yrs.
Industrial facility in Fort Collins, CO	—	821	7,236	—	—	821	7,236	8,057	643	1993	Jan. 2014	33 yrs.
Land in Elk Grove Village, IL	1,650	4,037	—	—	—	4,037	—	4,037	—	N/A	Jan. 2014	N/A
Office facility in Washington, MI	—	4,085	7,496	—	—	4,085	7,496	11,581	667	1990	Jan. 2014	33 yrs.
Office facility in Houston, TX	—	522	7,448	227	—	522	7,675	8,197	838	1999	Jan. 2014	27 yrs.
Industrial facilities in Conroe, Odessa, and Weimar, TX and industrial and office facility in Houston, TX	6,165	4,049	13,021	—	133	4,049	13,154	17,203	2,054	Various	Jan. 2014	12 - 22 yrs.
Education facility in Sacramento, CA	26,898	—	13,715	—	—	—	13,715	13,715	1,197	2005	Jan. 2014	34 yrs.
Industrial facilities in City of Industry, CA; Chelmsford, MA; and Lancaster, TX	—	5,138	8,387	—	43	5,138	8,430	13,568	887	1969; 1974; 1984	Jan. 2014	27 yrs.
Office facility in Tinton Falls, NJ	—	1,958	7,993	13	—	1,958	8,006	9,964	763	2001	Jan. 2014	31 yrs.
Industrial facility in Woodland, WA	—	707	1,562	—	—	707	1,562	2,269	129	2009	Jan. 2014	35 yrs.
Warehouse facilities in Gyál and Herceghalom, Hungary	31,993	14,601	21,915	—	(8,239)	11,306	16,971	28,277	2,423	2002; 2004	Jan. 2014	21 yrs.
Industrial facility in Windsor, CT	—	453	637	3,422	—	453	4,059	4,512	56	1999	Jan. 2014	33 yrs.
Industrial facility in Aurora, CO	2,743	574	3,999	—	—	574	3,999	4,573	297	2012	Jan. 2014	40 yrs.
Office facility in Chandler, AZ	—	5,318	27,551	—	—	5,318	27,551	32,869	2,203	2000	Mar. 2014	40 yrs.
Warehouse facility in University Park, IL	—	7,962	32,756	221	—	7,962	32,977	40,939	2,486	2008	May 2014	40 yrs.
Office facility in Stavanger, Norway	—	10,296	91,744	—	(28,513)	7,490	66,037	73,527	4,037	1975	Aug. 2014	40 yrs.
Office facility in Westborough, MA	—	3,409	37,914	—	—	3,409	37,914	41,323	2,490	1992	Aug. 2014	40 yrs.
Office facility in Andover, MA	—	3,980	45,120	—	—	3,980	45,120	49,100	2,684	2013	Oct. 2014	40 yrs.
Office facility in Newport, United Kingdom	—	—	22,587	—	(5,293)	—	17,294	17,294	981	2014	Oct. 2014	40 yrs.
Industrial facilities located throughout Australia	—	30,455	94,724	10,007	(22,044)	24,974	88,168	113,142	11,235	Various	Oct. 2014	Various
Industrial facility in Lewisburg, OH	—	1,627	13,721	—	—	1,627	13,721	15,348	834	2014	Nov. 2014	40 yrs.
Industrial facility in Opole, Poland	—	2,151	21,438	—	(3,591)	1,824	18,174	19,998	1,094	2014	Dec. 2014	38 yrs.
Office facilities located throughout Spain	—	51,778	257,624	10	(42,401)	47,382	219,629	267,011	11,612	Various	Dec. 2014	Various

W. P. Carey 2016 10-K – 163

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2016
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Retail facilities located throughout the United Kingdom	—	66,319	230,113	—	(55,893)	53,814	186,725	240,539	11,936	Various	Jan. 2015	20 - 40 yrs.
Warehouse facility in Rotterdam, Netherlands	—	—	33,935	—	(2,417)	—	31,518	31,518	1,594	2014	Feb. 2015	40 yrs.
Retail facility in Bad Fischau, Austria	—	2,855	18,829	—	(472)	2,793	18,419	21,212	1,039	1998	Apr. 2015	40 yrs.
Industrial facility in Oskarshamn, Sweden	—	3,090	18,262	—	(1,886)	2,817	16,649	19,466	706	2015	Jun. 2015	40 yrs.
Office facility in Sunderland, United Kingdom	—	2,912	30,140	—	(6,940)	2,300	23,812	26,112	971	2007	Aug. 2015	40 yrs.
Industrial facilities in Gersthofen and Senden, Germany and Leopoldsdorf, Austria	—	9,449	15,838	—	(1,343)	8,947	14,997	23,944	724	2008; 2010	Aug. 2015	40 yrs.
Hotels in Clive, IA; Baton Rouge, LA; St. Louis, MO; Greensboro, NC; Mount Laurel, NJ; and Fort Worth, TX	—	—	49,190	—	—	—	49,190	49,190	1,760	1988; 1989; 1990	Oct. 2015	38 - 40 yrs.
Retail facilities in Almere, Amsterdam, Eindhoven, Houten, Nieuwegein, Utrecht, Veghel, and Zwaag, Netherlands	—	5,698	38,130	79	(817)	5,592	37,498	43,090	1,325	Various	Nov. 2015	30 - 40 yrs.
Office facility in Irvine, CA	—	7,626	16,137	—	—	7,626	16,137	23,763	435	1977	Dec. 2015	40 yrs.
Education facility in Windermere, FL	—	5,090	34,721	—	—	5,090	34,721	39,811	1,234	1998	Apr. 2016	38 yrs.
Industrial facilities located throughout the United States	—	66,845	87,575	—	—	66,845	87,575	154,420	4,891	Various	Apr. 2016	Various
Industrial facilities in North Dumfries, Ottawa, Saint-Eustache, Uxbridge, and Whitchurch-Stouffville, Canada	—	17,155	10,665	—	(3,686)	14,292	9,842	24,134	703	Various	Apr. 2016	Various
Education facilities in Coconut Creek, FL and Houston, TX	—	15,550	83,862	—	—	15,550	83,862	99,412	1,688	1979; 1984	May 2016	37 - 40 yrs.
Office facility in Southfield, MI and warehouse facilities in London, KY and Gallatin, TN	—	3,585	17,254	—	—	3,585	17,254	20,839	72	1969; 1987; 2000	Nov. 2016	35 - 36 yrs.
Industrial facilities in Brampton, Toronto, and Vaughan, Canada	—	28,759	13,998	—	—	28,759	13,998	42,757	70	Various	Nov. 2016	28 - 35 yrs.
Industrial facilities in Queretaro and San Juan del Rio, Mexico	—	5,152	12,614	—	13	5,156	12,623	17,779	30	Various	Dec. 2016	28 - 40 yrs.
	$1,586,581	$1,252,460	$4,215,721	$190,568	$(476,482)	$1,128,933	$4,053,334	$5,182,267	$472,294

W. P. Carey 2016 10-K – 164

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2016
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period Total	Date of Construction	Date Acquired
Description	Encumbrances	Land	Buildings
Direct Financing Method
Retail facilities in Jacksonville and Panama City, Florida; Baton Rouge and Hammond, Louisiana; St. Peters, Missouri; and Kannapolis, Morgantown, and Shelby, North Carolina	$—	$—	$16,416	$—	$(13,903)	$2,513	1984; 1985; 1986	Jan. 1998
Industrial facilities in Glendora, CA and Romulus, MI	—	454	13,251	9	(3,907)	9,807	1950; 1970	Jan. 1998
Industrial facilities in Irving and Houston, TX	—	—	27,599	—	(3,976)	23,623	1978	Jan. 1998
Retail facility in Freehold, NJ	7,897	—	17,067	—	(146)	16,921	2004	Sep. 2012
Office facilities in Corpus Christi, Odessa, San Marcos, and Waco, TX	3,838	2,089	14,211	—	(455)	15,845	1969; 1996; 2000	Sep. 2012
Retail facilities in Arnstadt, Borken, Bünde, Dorsten, Duisburg, Freiberg, Gütersloh, Leimbach-Kaiserro, Monheim, Oberhausen, Osnabrück, Rodewisch, Sankt Augustin, Schmalkalden, Stendal, and Wuppertal Germany	—	28,734	145,854	—	(31,861)	142,727	Various	Sep. 2012
Warehouse facility in Brierley Hill, United Kingdom	—	2,147	12,357	—	(2,791)	11,713	1996	Sep. 2012
Industrial and warehouse facility in Mesquite, TX	6,148	2,851	15,899	—	(1,468)	17,282	1972	Sep. 2012
Industrial facility in Rochester, MN	3,645	881	17,039	—	(1,666)	16,254	1997	Sep. 2012
Office facility in Irvine, CA	6,287	—	17,027	—	(823)	16,204	1981	Sep. 2012
Industrial facility in Brownwood, TX	—	722	6,268	—	(1)	6,989	1964	Sep. 2012
Office facility in Scottsdale, AZ	19,926	—	43,570	—	(494)	43,076	1977	Jan. 2014
Retail facilities in El Paso and Fabens, TX	—	4,777	17,823	—	(17)	22,583	Various	Jan. 2014
Industrial facility in Dallas, TX	—	3,190	10,010	—	62	13,262	1968	Jan. 2014
Industrial facility in Eagan, MN	6,938	—	11,548	—	(141)	11,407	1975	Jan. 2014
Industrial facilities in Albemarle and Old Fort, NC; Holmesville, OH; and Springfield, TN	8,677	6,542	20,668	—	(1,360)	25,850	Various	Jan. 2014
Movie theater in Midlothian, VA	—	—	16,546	—	166	16,712	2000	Jan. 2014
Industrial facilities located throughout France	—	—	27,270	—	(5,470)	21,800	Various	Jan. 2014
Retail facility in Gronau, Germany	5,503	281	4,401	—	(1,056)	3,626	1989	Jan. 2014
Industrial and office facility in Marktheidenfeld, Germany	—	1,629	22,396	—	(6,194)	17,831	2002	Jan. 2014
Industrial and warehouse facility in Newbridge, United Kingdom	9,748	6,851	22,868	—	(8,140)	21,579	1998	Jan. 2014
Education facility in Mooresville, NC	3,359	1,795	15,955	—	2	17,752	2002	Jan. 2014
Industrial facility in Mount Carmel, IL	—	135	3,265	—	(34)	3,366	1896	Jan. 2014
Retail facility in Vantaa, Finland	—	5,291	15,522	—	(4,695)	16,118	2004	Jan. 2014
Retail facility in Linköping, Sweden	—	1,484	9,402	—	(3,083)	7,803	2004	Jan. 2014
Industrial facility in Calgary, Canada	—	—	7,076	—	(1,195)	5,881	1965	Jan. 2014
Industrial facilities in Kearney, MO; Fair Bluff, NC; York, NE; Walbridge, OH; Middlesex Township, PA; Rocky Mount, VA; and Martinsburg, WV	9,880	5,780	40,860	—	(160)	46,480	Various	Jan. 2014
Industrial and office facility in Leeds, United Kingdom	—	2,712	16,501	—	(17,569)	1,644	1980	Jan. 2014
Movie theater in Pensacola, FL	—	—	13,034	—	(492)	12,542	2001	Jan. 2014
Industrial facility in Monheim, Germany	—	2,939	7,379	—	(2,452)	7,866	1992	Jan. 2014

W. P. Carey 2016 10-K – 165

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2016
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period Total	Date of Construction	Date Acquired
Description	Encumbrances	Land	Buildings
Industrial facility in Göppingen, Germany	—	10,717	60,120	—	(16,978)	53,859	1930	Jan. 2014
Warehouse facility in Elk Grove Village, IL	3,216	—	7,863	—	1	7,864	1980	Jan. 2014
Industrial facility in Sankt Ingbert, Germany	—	2,786	26,902	—	(7,082)	22,606	1960	Jan. 2014
Industrial facility in McKees Hill, Australia	—	283	2,978	—	(587)	2,674	1980	Oct. 2014
	$95,062	$95,070	$726,945	$9	$(137,965)	$684,059

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (c)	Date of Construction	Date Acquired
Operating Real Estate – Hotels
Bloomington, MN	$—	$3,810	$29,126	$3,622	$1,834	$—	$3,874	$30,313	$4,205	$38,392	$4,928	2008	Jan. 2014	34 yrs.
Memphis, TN	26,486	2,120	36,594	3,647	958	—	2,167	37,304	3,848	43,319	7,215	1985	Jan. 2014	22 yrs.
	$26,486	$5,930	$65,720	$7,269	$2,792	$—	$6,041	$67,617	$8,053	$81,711	$12,143
__________

(a)
Consists of the cost of improvements subsequent to acquisition and acquisition costs, including construction costs on build-to-suit transactions, legal fees, appraisal fees, title costs, and other related professional fees. For business combinations, transaction costs are excluded.

(b)
The increase (decrease) in net investment was primarily due to (i) sales of properties, (ii) impairment charges, (iii) changes in foreign currency exchange rates, (iv) allowances for credit loss, and (v) the amortization of unearned income from net investments in direct financing leases, which produces a periodic rate of return that at times may be greater or less than lease payments received.

(c)	A reconciliation of real estate and accumulated depreciation follows:

W. P. Carey 2016 10-K – 166

W. P. CAREY INC.
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Real Estate Subject to Operating Leases
	Years Ended December 31,
	2016	2015	2014
Beginning balance	$5,308,211	$4,976,685	$2,506,804
Dispositions	(446,144)	(19,597)	(137,018)
Additions	404,161	548,521	2,785,863
Foreign currency translation adjustment	(94,738)	(181,064)	(157,262)
Impairment charges	(41,660)	(25,773)	(20,677)
Reclassification from real estate under construction	28,989	55,362	—
Improvements	16,169	24,014	18,474
Reclassification from direct financing lease	9,740	—	13,663
Write-off of fully depreciated assets	(2,461)	(6,443)	—
Reclassification to assets held for sale	—	(63,494)	(33,162)
Ending balance	$5,182,267	$5,308,211	$4,976,685

	Reconciliation of Accumulated Depreciation for Real Estate Subject to Operating Leases
	Years Ended December 31,
	2016	2015	2014
Beginning balance	$372,735	$253,627	$168,076
Depreciation expense	142,432	137,144	112,758
Dispositions	(35,172)	(1,566)	(20,740)
Foreign currency translation adjustment	(5,240)	(6,159)	(5,318)
Write-off of fully depreciated assets	(2,461)	(6,443)	—
Reclassification to assets held for sale	—	(3,868)	(1,149)
Ending balance	$472,294	$372,735	$253,627

	Reconciliation of Operating Real Estate
	Years Ended December 31,
	2016	2015	2014
Beginning balance	$82,749	$84,885	$6,024
Dispositions	(3,188)	(2,663)	—
Improvements	1,542	527	438
Reclassification from real estate under construction	608	—	—
Additions	—	—	78,423
Ending balance	$81,711	$82,749	$84,885

	Reconciliation of Accumulated Depreciation for Operating Real Estate
	Years Ended December 31,
	2016	2015	2014
Beginning balance	$8,794	$4,866	$882
Depreciation expense	4,235	4,275	3,984
Dispositions	(886)	(347)	—
Ending balance	$12,143	$8,794	$4,866

At December 31, 2016, the aggregate cost of real estate that we and our consolidated subsidiaries own for federal income tax purposes was approximately $6.9 billion.

W. P. Carey 2016 10-K – 167

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2016 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting at December 31, 2016. In making this assessment, we used criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, at December 31, 2016, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

W. P. Carey 2016 10-K – 168

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

W. P. Carey 2016 10-K – 169

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) and (2) — Financial statements and schedules: see index to financial statements and schedules included in Item 8.

Other Financial Statements:
Corporate Property Associates 16 – Global Incorporated (Incorporated by reference to Exhibit 99.2 of the Annual Report on Form 10-K filed March 3, 2014 by W. P. Carey Inc.)

(3) Exhibits:

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement	Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
3.2	Articles Supplementary	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 28, 2015
3.3	Third Amended and Restated Bylaws of W. P. Carey Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 22, 2016
4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
4.2	Indenture, dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 14, 2014
4.3	First Supplemental Indenture, dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 14, 2014
4.4	Form of Global Note Representing $500,000,000 Aggregate Principal Amount of 4.60% Senior Notes due 2024	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 14, 2014
4.5	Second Supplemental Indenture, dated as of January 21, 2015, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 21, 2015
4.6	Form of Note representing €500 Million Aggregate Principal Amount of 2.000% Senior Notes due 2023	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 21, 2015
4.7	Third Supplemental Indenture, dated January 26, 2015, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 26, 2015
4.8	Form of Note representing $450 Million Aggregate Principal Amount of 4.000% Senior Notes due 2025	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 26, 2015

W. P. Carey 2016 10-K – 170

Exhibit No.	Description	Method of Filing
4.9	Fourth Supplemental Indenture, dated as of September 12, 2016, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 12, 2016
4.10	Form of Note representing $350 Million Aggregate Principal Amount of 4.250% Senior Notes due 2026	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed September 12, 2016
4.11	Indenture, dated as of November 8, 2016, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 of Automatic shelf registration statement on Form S-3ASR (File No. 333-214510), filed on November 8, 2016
4.12	Supplemental Indenture, dated as of January 19, 2017, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 19, 2017
4.13	Form of Note representing €500 Million Aggregate Principal Amount of 2.250% Senior Notes due 2024	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed January 19, 2017
10.1	W. P. Carey Inc. 1997 Share Incentive Plan, as amended *	Incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.2	W. P. Carey Inc. (formerly W. P. Carey & Co. LLC) Long-Term Incentive Program as amended and restated effective as of September 28, 2012 *	Incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.3	W. P. Carey Inc. Amended and Restated Deferred Compensation Plan for Employees *	Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.4	Amended and Restated W. P. Carey Inc. 2009 Share Incentive Plan *	Incorporated by reference to Appendix A of Schedule 14A filed April 30, 2013
10.5	Form of Share Option Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009
10.6	Form of Restricted Share Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009
10.7	Form of Restricted Share Unit Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.8	Form of Long-Term Performance Share Unit Award Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 7, 2015
10.9	W. P. Carey Inc. 2009 Non-Employee Directors’ Incentive Plan (the “2009 Directors Plan”) *	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013

W. P. Carey 2016 10-K – 171

Exhibit No.	Description	Method of Filing
10.10	Form of Restricted Share Agreement under the 2009 Directors Plan *	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013
10.11	Separation Agreement, dated February 10, 2016, by and between W. P. Carey Inc. and Trevor P. Bond *	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on February 10, 2016
10.12	Separation Agreement, dated February 10, 2016, by and between W. P. Carey Inc. and Catherine Rice *	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 5, 2016
10.13	Transition Agreement, dated as of December 7, 2016, by and between W. P. Carey Inc. and Thomas E. Zacharias *	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on December 9, 2016
10.14	Amended and Restated Advisory Agreement dated as of January 1, 2015 among Corporate Property Associates 17 – Global Incorporated, CPA:17 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.15	Amended and Restated Asset Management Agreement dated as of May 13, 2015 between Corporate Property Associates 17 – Global Incorporated, CPA:17 Limited Partnership and W. P. Carey & Co. B. V.	Incorporated by reference to Exhibit 10.3 to Corporate Property Associates 17 - Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 15, 2015
10.16	Amended and Restated Advisory Agreement, dated as of January 1, 2015 by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.17	Amended and Restated Asset Management Agreement dated as of May 13, 2015, by and among, Corporate Property Associates 18 - Global Incorporated, CPA:18 Limited Partnership and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.3 to Corporate Property Associates 18 - Global Incorporated's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 15, 2015
10.18	Dealer Manager Agreement, dated as of May 7, 2013, by and between Corporate Property Associates 18 – Global Incorporated and Carey Financial, LLC	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed by Corporate Property Associates 18 – Global Incorporated on June 20, 2013
10.19	Amended and Restated Advisory Agreement, dated as of January 1, 2016, by and among Carey Watermark Investors Incorporated, CWI OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed February 26, 2016
10.20	Advisory Agreement, dated as of February 9, 2015, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015
10.21	First Amendment to Advisory Agreement, dated as of June 30, 2015, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 7, 2015
10.22	Dealer Manager Agreement dated as of April 13, 2015 by and between Carey Watermark Investors 2 Incorporated and Carey Financial, LLC	Incorporated by reference to Exhibit 10.9 to Carey Watermark Investors 2 Incorporated Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 15, 2015
10.23	Investment Advisory Agreement, dated as of February 27, 2015, between Carey Credit Income Fund and Carey Credit Advisors, LLC	Incorporated by reference to Exhibit 99(g)(1) filed with Pre-Effective Amendment No. 3 to Carey Credit Income Fund 2015 T’s registration statement on Form N-2 filed on May 4, 2015

W. P. Carey 2016 10-K – 172

Exhibit No.	Description	Method of Filing
10.24	Investment Sub-Advisory Agreement, dated as of February 27, 2015, among Carey Credit Advisors, LLC, Guggenheim Partners Investment Management LLC and Carey Credit Income Fund	Incorporated by reference to Exhibit 99(g)(2) filed with Pre-Effective Amendment No. 3 to Carey Credit Income Fund 2015 T’s registration statement on Form N-2, filed on May 4, 2015
10.25
Third Amended and Restated Credit Agreement, dated as of February 22, 2017, by and among W. P. Carey, as Borrower, certain Subsidiaries of W. P. Carey identified therein, from time to time as Guarantors, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Swing Line Lenders and L/C Issuers.
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 23, 2017
10.26
Agency Agreement dated as of January 19, 2017, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee.
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on January 19, 2017
12	Computations of Ratios of Earnings to Fixed Charges for the years ended December 31, 2016, 2015, 2014, 2013, and 2012	Filed herewith
18.1	Preferability letter of Independent Registered Public Accounting Firm	Incorporated by reference to Exhibit 18.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed November 5, 2013
21.1	List of Registrant Subsidiaries	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Director and Officer Indemnification Policy	Incorporated by reference to Exhibit 99.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
99.2	Financial Statements of Corporate Property Associates 16 – Global Incorporated	Incorporated by reference to Exhibit 99.2 to Annual Report on Form 10-K for the year ended December 31, 2013 filed March 3, 2014

W. P. Carey 2016 10-K – 173

Exhibit No.	Description	Method of Filing
101
The following materials from W. P. Carey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2016 and 2015, (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014, (iv) Consolidated Statements of Equity for the years ended December 31, 2016, 2015, and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II — Valuation and Qualifying Accounts, (viii) Schedule III — Real Estate and Accumulated Depreciation, and (ix) Notes to Schedule III — Real Estate and Accumulated Depreciation.
Filed herewith
______________________
*The referenced exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15 (a)(3) of Form 10-K.

W. P. Carey 2016 10-K – 174

Item 16. Form 10-K Summary.

None.

W. P. Carey 2016 10-K – 175

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.

Date:	February 24, 2017	By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark J. DeCesaris	Director and Chief Executive Officer	February 24, 2017
Mark J. DeCesaris	(Principal Executive Officer)

/s/ ToniAnn Sanzone	Chief Financial Officer	February 24, 2017
ToniAnn Sanzone	(Principal Financial Officer)

/s/ Arjun Mahalingam	Chief Accounting Officer	February 24, 2017
Arjun Mahalingam	(Principal Accounting Officer)

/s/ Benjamin H. Griswold, IV	Chairman of the Board and Director	February 24, 2017
Benjamin H. Griswold, IV

/s/ Mark A. Alexander	Director	February 24, 2017
Mark A. Alexander

/s/ Nathaniel S. Coolidge	Director	February 24, 2017
Nathaniel S. Coolidge

/s/ Peter J. Farrell	Director	February 24, 2017
Peter J. Farrell

/s/ Axel K.A. Hansing	Director	February 24, 2017
Axel K.A. Hansing

/s/ Jean Hoysradt	Director	February 24, 2017
Jean Hoysradt

/s/ Richard C. Marston	Director	February 24, 2017
Richard C. Marston

/s/ Christopher J. Niehaus	Director	February 24, 2017
Christopher J. Niehaus

/s/ Nicolaas J.M. van Ommen	Director	February 24, 2017
Nicolaas J.M. van Ommen

/s/ Mary M. VanDeWeghe	Director	February 24, 2017
Mary M. VanDeWeghe

/s/ Reginald Winssinger	Director	February 24, 2017
Reginald Winssinger

W. P. Carey 2016 10-K – 176

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement	Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
3.2	Articles Supplementary	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 28, 2015
3.3	Third Amended and Restated Bylaws of W. P. Carey Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 22, 2016
4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
4.2	Indenture, dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 14, 2014
4.3	First Supplemental Indenture, dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 14, 2014
4.4	Form of Global Note Representing $500,000,000 Aggregate Principal Amount of 4.60% Senior Notes due 2024	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 14, 2014
4.5	Second Supplemental Indenture, dated as of January 21, 2015, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 21, 2015
4.6	Form of Note representing €500 Million Aggregate Principal Amount of 2.000% Senior Notes due 2023	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 21, 2015
4.7	Third Supplemental Indenture, dated January 26, 2015, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 26, 2015
4.8	Form of Note representing $450 Million Aggregate Principal Amount of 4.000% Senior Notes due 2025	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 26, 2015
4.9	Fourth Supplemental Indenture, dated as of September 12, 2016, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 12, 2016
4.10	Form of Note representing $350 Million Aggregate Principal Amount of 4.250% Senior Notes due 2026	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed September 12, 2016

Exhibit No.	Description	Method of Filing
4.11	Indenture, dated as of November 8, 2016, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 of Automatic shelf registration statement on Form S-3ASR (File No. 333-214510), filed on November 8, 2016
4.12	Supplemental Indenture, dated as of January 19, 2017, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 19, 2017
4.13	Form of Note representing €500 Million Aggregate Principal Amount of 2.250% Senior Notes due 2024	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed January 19, 2017
10.1	W. P. Carey Inc. 1997 Share Incentive Plan, as amended *	Incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.2	W. P. Carey Inc. (formerly W. P. Carey & Co. LLC) Long-Term Incentive Program as amended and restated effective as of September 28, 2012 *	Incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.3	W. P. Carey Inc. Amended and Restated Deferred Compensation Plan for Employees *	Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.4	Amended and Restated W. P. Carey Inc. 2009 Share Incentive Plan *	Incorporated by reference to Appendix A of Schedule 14A filed April 30, 2013
10.5	Form of Share Option Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009
10.6	Form of Restricted Share Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 6, 2009
10.7	Form of Restricted Share Unit Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.8	Form of Long-Term Performance Share Unit Award Agreement under the 2009 Share Incentive Plan *	Incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 7, 2015
10.9	W. P. Carey Inc. 2009 Non-Employee Directors’ Incentive Plan (the “2009 Directors Plan”) *	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013
10.10	Form of Restricted Share Agreement under the 2009 Directors Plan *	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013
10.11	Separation Agreement, dated February 10, 2016, by and between W. P. Carey Inc. and Trevor P. Bond *	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on February 10, 2016

Exhibit No.	Description	Method of Filing
10.12	Separation Agreement, dated February 10, 2016, by and between W. P. Carey Inc. and Catherine Rice *	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 5, 2016
10.13	Transition Agreement, dated as of December 7, 2016, by and between W. P. Carey Inc. and Thomas E. Zacharias *	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on December 9, 2016
10.14	Amended and Restated Advisory Agreement dated as of January 1, 2015 among Corporate Property Associates 17 – Global Incorporated, CPA:17 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.15	Amended and Restated Asset Management Agreement dated as of May 13, 2015 between Corporate Property Associates 17 – Global Incorporated, CPA:17 Limited Partnership and W. P. Carey & Co. B. V.	Incorporated by reference to Exhibit 10.3 to Corporate Property Associates 17 - Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 15, 2015
10.16	Amended and Restated Advisory Agreement, dated as of January 1, 2015 by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.17	Amended and Restated Asset Management Agreement dated as of May 13, 2015, by and among, Corporate Property Associates 18 - Global Incorporated, CPA:18 Limited Partnership and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.3 to Corporate Property Associates 18 - Global Incorporated's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 15, 2015
10.18	Dealer Manager Agreement, dated as of May 7, 2013, by and between Corporate Property Associates 18 – Global Incorporated and Carey Financial, LLC	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed by Corporate Property Associates 18 – Global Incorporated on June 20, 2013
10.19	Amended and Restated Advisory Agreement, dated as of January 1, 2016, by and among Carey Watermark Investors Incorporated, CWI OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed February 26, 2016
10.20	Advisory Agreement, dated as of February 9, 2015, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015
10.21	First Amendment to Advisory Agreement, dated as of June 30, 2015, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 7, 2015
10.22	Dealer Manager Agreement dated as of April 13, 2015 by and between Carey Watermark Investors 2 Incorporated and Carey Financial, LLC	Incorporated by reference to Exhibit 10.9 to Carey Watermark Investors 2 Incorporated Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 15, 2015
10.23	Investment Advisory Agreement, dated as of February 27, 2015, between Carey Credit Income Fund and Carey Credit Advisors, LLC	Incorporated by reference to Exhibit 99(g)(1) filed with Pre-Effective Amendment No. 3 to Carey Credit Income Fund 2015 T’s registration statement on Form N-2 filed on May 4, 2015
10.24	Investment Sub-Advisory Agreement, dated as of February 27, 2015, among Carey Credit Advisors, LLC, Guggenheim Partners Investment Management LLC and Carey Credit Income Fund	Incorporated by reference to Exhibit 99(g)(2) filed with Pre-Effective Amendment No. 3 to Carey Credit Income Fund 2015 T’s registration statement on Form N-2, filed on May 4, 2015

Exhibit No.	Description	Method of Filing
10.25
Third Amended and Restated Credit Agreement, dated as of February 22, 2017, by and among W. P. Carey, as Borrower, certain Subsidiaries of W. P. Carey identified therein, from time to time as Guarantors, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Swing Line Lenders and L/C Issuers.
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 23, 2017
10.26
Agency Agreement dated as of January 19, 2017, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee.
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on January 19, 2017
12	Computations of Ratios of Earnings to Fixed Charges for the years ended December 31, 2016, 2015, 2014, 2013, and 2012	Filed herewith
18.1	Preferability letter of Independent Registered Public Accounting Firm	Incorporated by reference to Exhibit 18.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed November 5, 2013
21.1	List of Registrant Subsidiaries	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Director and Officer Indemnification Policy	Incorporated by reference to Exhibit 99.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
99.2	Financial Statements of Corporate Property Associates 16 – Global Incorporated	Incorporated by reference to Exhibit 99.2 to Annual Report on Form 10-K for the year ended December 31, 2013 filed March 3, 2014

Exhibit No.	Description	Method of Filing
101
The following materials from W. P. Carey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2016 and 2015, (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014, (iv) Consolidated Statements of Equity for the years ended December 31, 2016, 2015, and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II — Valuation and Qualifying Accounts, (viii) Schedule III — Real Estate and Accumulated Depreciation, and (ix) Notes to Schedule III — Real Estate and Accumulated Depreciation.
Filed herewith
______________________
*The referenced exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15 (a)(3) of Form 10-K.