Form 10-Q
period 2017-03-31
W. P. Carey Inc.
filed 2017-05-09
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
(Do not check if a smaller reporting company)

Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Registrant has 106,511,735 shares of common stock, $0.001 par value, outstanding at May 4, 2017.

INDEX

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: capital markets; tenant credit quality; the general economic outlook; our expected range of Adjusted funds from operations, or AFFO; our corporate strategy; our capital structure; our portfolio lease terms; our international exposure and acquisition volume, including the effects of the United Kingdom’s referendum to approve an exit from the European Union; our expectations about tenant bankruptcies and interest coverage; statements regarding estimated or future economic performance and results, including our underlying assumptions, occupancy rate, credit ratings, and possible new acquisitions and dispositions by us and our investment management programs; the Managed Programs discussed herein, including their earnings; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust, or REIT; the impact of a recently issued pronouncement regarding accounting for leases; the amount and timing of any future dividends; our existing or future leverage and debt service obligations; our ability to sell shares under our “at the market” program and the use of proceeds from that program; our future prospects for growth; our projected assets under management; our future capital expenditure levels; our future financing transactions; our estimates of growth; and our plans to fund our future liquidity needs. These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition, liquidity, results of operations, AFFO, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 24, 2017, or the 2016 Annual Report. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, potential investors are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

W. P. Carey 3/31/2017 10-Q – 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
Assets
Investments in real estate:
Real estate, at cost	$5,209,837	$5,204,126
Operating real estate	81,783	81,711
Accumulated depreciation	(521,835)	(484,437)
Net investments in properties	4,769,785	4,801,400
Net investments in direct financing leases	688,234	684,059
Assets held for sale	14,764	26,247
Net investments in real estate	5,472,783	5,511,706
Equity investments in the Managed Programs and real estate	312,140	298,893
Cash and cash equivalents	152,834	155,482
Due from affiliates	106,113	299,610
In-place lease and tenant relationship intangible assets, net	805,100	826,113
Goodwill	636,871	635,920
Above-market rent intangible assets, net	407,480	421,456
Other assets, net	304,507	304,774
Total assets	$8,197,828	$8,453,954
Liabilities and Equity
Liabilities:
Senior Unsecured Notes, net	$2,343,062	$1,807,200
Non-recourse debt, net	1,386,542	1,706,921
Senior Unsecured Credit Facility - Term Loans, net	250,944	249,978
Senior Unsecured Credit Facility - Revolver	192,804	676,715
Accounts payable, accrued expenses and other liabilities	255,754	266,917
Below-market rent and other intangible liabilities, net	119,914	122,203
Deferred income taxes	83,375	90,825
Distributions payable	107,816	107,090
Total liabilities	4,740,211	5,027,849
Redeemable noncontrolling interest	965	965
Commitments and contingencies (Note 11)
Equity:
W. P. Carey stockholders’ equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 106,511,052 and 106,294,162 shares, respectively, issued and outstanding	107	106
Additional paid-in capital	4,400,389	4,399,961
Distributions in excess of accumulated earnings	(945,515)	(894,137)
Deferred compensation obligation	47,266	50,222
Accumulated other comprehensive loss	(246,234)	(254,485)
Total W. P. Carey stockholders’ equity	3,256,013	3,301,667
Noncontrolling interests	200,639	123,473
Total equity	3,456,652	3,425,140
Total liabilities and equity	$8,197,828	$8,453,954

 See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2017 10-Q – 2

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues
Owned Real Estate:
Lease revenues	$155,781	$175,244
Operating property revenues	6,980	6,902
Reimbursable tenant costs	5,221	6,309
Lease termination income and other	760	32,541
	168,742	220,996
Investment Management:
Reimbursable costs from affiliates	25,700	19,738
Asset management revenue	17,367	14,613
Structuring revenue	3,834	12,721
Dealer manager fees	3,325	2,172
Other advisory revenue	91	—
	50,317	49,244
	219,059	270,240
Operating Expenses
Depreciation and amortization	62,430	84,452
Reimbursable tenant and affiliate costs	30,921	26,047
General and administrative	18,424	21,438
Property expenses, excluding reimbursable tenant costs	10,110	17,772
Stock-based compensation expense	6,910	6,607
Dealer manager fees and expenses	3,294	3,352
Subadvisor fees	2,720	3,293
Property acquisition and other expenses	73	5,566
Restructuring and other compensation	—	11,473
	134,882	180,000
Other Income and Expenses
Interest expense	(41,957)	(48,395)
Equity in earnings of equity method investments in the Managed Programs and real estate	15,774	15,011
Other income and (expenses)	516	3,871
	(25,667)	(29,513)
Income before income taxes and gain on sale of real estate	58,510	60,727
Benefit from (provision for) income taxes	1,305	(525)
Income before gain on sale of real estate	59,815	60,202
Gain on sale of real estate, net of tax	10	662
Net Income	59,825	60,864
Net income attributable to noncontrolling interests	(2,341)	(3,425)
Net Income Attributable to W. P. Carey	$57,484	$57,439

Basic Earnings Per Share	$0.53	$0.54
Diluted Earnings Per Share	$0.53	$0.54
Weighted-Average Shares Outstanding
Basic	107,562,484	105,939,161
Diluted	107,764,279	106,405,453

Distributions Declared Per Share	$0.9950	$0.9742

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2017 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net Income	$59,825	$60,864
Other Comprehensive Income
Foreign currency translation adjustments	14,750	14,033
Realized and unrealized loss on derivative instruments	(5,673)	(11,775)
Change in unrealized loss on marketable securities	(253)	—
	8,824	2,258
Comprehensive Income	68,649	63,122

Amounts Attributable to Noncontrolling Interests
Net income	(2,341)	(3,425)
Foreign currency translation adjustments	(570)	(1,870)
Realized and unrealized gain on derivative instruments	(3)	—
Comprehensive income attributable to noncontrolling interests	(2,914)	(5,295)
Comprehensive Income Attributable to W. P. Carey	$65,735	$57,827

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2017 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Three Months Ended March 31, 2017 and 2016
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2017	106,294,162	$106	$4,399,961	$(894,137)	$50,222	$(254,485)	$3,301,667	$123,473	$3,425,140
Contributions from noncontrolling interests							—	80,513	80,513
Shares issued upon delivery of vested restricted share awards	187,922	1	(9,435)				(9,434)		(9,434)
Shares issued upon exercise of stock options and purchases under employee share purchase plan	28,968	—	(1,384)				(1,384)		(1,384)
Delivery of deferred vested shares, net			3,179		(3,179)		—		—
Amortization of stock-based compensation expense			6,910				6,910		6,910
Distributions to noncontrolling interests							—	(6,261)	(6,261)
Distributions declared ($0.9950 per share)			1,158	(108,862)	223		(107,481)		(107,481)
Net income				57,484			57,484	2,341	59,825
Other comprehensive income:
Foreign currency translation adjustments						14,180	14,180	570	14,750
Realized and unrealized loss on derivative instruments						(5,676)	(5,676)	3	(5,673)
Change in unrealized loss on marketable securities						(253)	(253)		(253)
Balance at March 31, 2017	106,511,052	$107	$4,400,389	$(945,515)	$47,266	$(246,234)	$3,256,013	$200,639	$3,456,652

W. P. Carey 3/31/2017 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
Three Months Ended March 31, 2017 and 2016
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2016	104,448,777	$104	$4,282,042	$(738,652)	$56,040	$(172,291)	$3,427,243	$134,185	$3,561,428
Shares issued to a third party in connection with the redemption of a redeemable noncontrolling interest	217,011	1	13,418				13,419		13,419
Contributions from noncontrolling interests							—	90	90
Shares issued upon delivery of vested restricted share awards	190,083	—	(6,662)				(6,662)		(6,662)
Shares issued upon exercise of stock options and purchases under employee share purchase plan	10,480	—	(684)				(684)		(684)
Deferral of vested shares, net			(4,262)		4,262		—		—
Amortization of stock-based compensation expense			9,814				9,814		9,814
Redemption value adjustment			561				561		561
Distributions to noncontrolling interests							—	(6,084)	(6,084)
Distributions declared ($0.9742 per share)			1,242	(105,004)	248		(103,514)		(103,514)
Net income				57,439			57,439	3,425	60,864
Other comprehensive income:
Foreign currency translation adjustments						12,163	12,163	1,870	14,033
Realized and unrealized loss on derivative instruments						(11,775)	(11,775)		(11,775)
Balance at March 31, 2016	104,866,351	$105	$4,295,469	$(786,217)	$60,550	$(171,903)	$3,398,004	$133,486	$3,531,490

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2017 10-Q – 6

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows — Operating Activities
Net income	$59,825	$60,864
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	63,853	84,956
Distributions of earnings from equity investments	16,848	15,475
Equity in earnings of equity method investments in the Managed Programs and real estate	(15,774)	(15,011)
Management income received in shares of Managed REITs and other	(15,602)	(6,939)
Amortization of rent-related intangibles and deferred rental revenue	12,503	(34,009)
Stock-based compensation expense	6,910	9,814
Deferred income taxes	(5,550)	(3,027)
Straight-line rent	(4,729)	(2,300)
Realized and unrealized loss (gain) on foreign currency transactions, derivatives, extinguishment of debt, and other	3,120	(3,914)
Gain on sale of real estate	(10)	(662)
Allowance for credit losses	—	7,064
Changes in assets and liabilities:
Deferred structuring revenue received	6,672	7,560
Increase in deferred structuring revenue receivable	(1,400)	(2,266)
Net changes in other operating assets and liabilities	(14,599)	2,819
Net Cash Provided by Operating Activities	112,067	120,424
Cash Flows — Investing Activities
Proceeds from repayment of short-term loans to affiliates	210,000	20,000
Proceeds from sale of real estate	24,184	103,689
Funding of short-term loans to affiliates	(22,835)	(20,000)
Funding for real estate construction and expansion	(13,039)	(2,562)
Return of capital from equity investments	1,512	1,935
Capital expenditures on owned real estate	(1,320)	(4,092)
Change in investing restricted cash	569	(3,074)
Other investing activities, net	391	(1,130)
Proceeds from repayments of note receivable	223	195
Capital expenditures on corporate assets	(99)	(761)
Capital contributions to equity investments in real estate	—	(5)
Net Cash Provided by Investing Activities	199,586	94,195
Cash Flows — Financing Activities
Repayments of Senior Unsecured Credit Facility	(1,267,814)	(130,000)
Proceeds from Senior Unsecured Credit Facility	778,827	190,568
Proceeds from issuance of Senior Unsecured Notes	530,456	—
Scheduled payments of mortgage principal	(257,449)	(17,941)
Distributions paid	(106,751)	(102,239)
Contributions from noncontrolling interests	80,513	90
Prepayments of mortgage principal	(42,392)	(36,894)
Payment of financing costs	(12,464)	(250)
Payments for withholding taxes upon delivery of equity-based awards and exercises of stock options	(10,819)	(7,352)
Distributions paid to noncontrolling interests	(6,261)	(6,084)
Change in financing restricted cash	(259)	633
Proceeds from exercise of stock options and purchases under the employee share purchase plan	—	6
Net Cash Used in Financing Activities	(314,413)	(109,463)
Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	112	4,681
Net (decrease) increase in cash and cash equivalents	(2,648)	109,837
Cash and cash equivalents, beginning of period	155,482	157,227
Cash and cash equivalents, end of period	$152,834	$267,064

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2017 10-Q – 7

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

Through our TRSs, we also earn revenue as the advisor to publicly owned, non-listed REITs, which are sponsored by us under the Corporate Property Associates, or CPA®, brand name and invest in similar properties. At March 31, 2017, we were the advisor to Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global, and Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global. We refer to CPA®:17 – Global and CPA®:18 – Global together as the CPA® REITs.

At March 31, 2017, we were also the advisor to Carey Watermark Investors Incorporated, or CWI 1, and Carey Watermark Investors 2 Incorporated, or CWI 2, two publicly owned, non-listed REITs that invest in lodging and lodging-related properties. We refer to CWI 1 and CWI 2 together as the CWI REITs and, together with the CPA® REITs, as the Managed REITs (Note 3).

At March 31, 2017, we also served as the advisor to Carey Credit Income Fund, or CCIF, a business development company, or BDC, and feeder funds of CCIF, or the CCIF Feeder Funds, which are also BDCs (Note 3). We refer to CCIF and the CCIF Feeder Funds collectively as the Managed BDCs.

At March 31, 2017, we were also the advisor to Carey European Student Housing Fund I, L.P., or CESH I, a limited partnership formed for the purpose of developing, owning, and operating student housing properties and similar investments in Europe. We refer to the Managed REITs, Managed BDCs, and CESH I collectively as the Managed Programs.

Reportable Segments

Owned Real Estate — We own and invest in commercial properties principally in North America, Europe, Australia, and Asia that are then leased to companies, primarily on a triple-net lease basis. We also own two hotels, which are considered operating properties. We earn lease revenues from our wholly-owned and co-owned real estate investments that we control. In addition, we generate equity income through co-owned real estate investments that we do not control and through our ownership of shares and limited partnership units of the Managed Programs (Note 6). Through our special member interests in the operating partnerships of the Managed REITs, we also participate in their cash flows (Note 3). At March 31, 2017, our owned portfolio was comprised of our full or partial ownership interests in 900 properties, totaling approximately 86.6 million square feet, substantially all of which were net leased to 214 tenants, with an occupancy rate of 99.1%.

Investment Management — Through our TRSs, we structure and negotiate investments and debt placement transactions for the Managed REITs and CESH I, for which we earn structuring revenue, and manage their portfolios of real estate investments, for which we earn asset management revenue. We also earn asset management revenue from CCIF based on the average of its gross assets at fair value. We may earn disposition revenue when we negotiate and structure the sale of properties on behalf of the Managed REITs, and we may also earn incentive revenue and receive other compensation through our advisory agreements with certain of the Managed Programs, including in connection with providing liquidity events for the Managed REITs’ stockholders. At March 31, 2017, CPA®:17 – Global and CPA®:18 – Global collectively owned all or a portion of 445

W. P. Carey 3/31/2017 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

properties, including certain properties in which we have an ownership interest. Substantially all of these properties, totaling approximately 51.6 million square feet, were net leased to 213 tenants, with an average occupancy rate of approximately 99.8%. The Managed REITs and CESH I also had interests in 161 operating properties, totaling approximately 19.8 million square feet in the aggregate.

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

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations, and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2016, which are included in the 2016 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

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

W. P. Carey 3/31/2017 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2017, we considered 29 entities VIEs, 22 of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in the consolidated balance sheets (in thousands):

	March 31, 2017	December 31, 2016
Net investments in properties	$781,413	$786,379
Net investments in direct financing leases	37,904	60,294
In-place lease and tenant relationship intangible assets, net	179,492	182,177
Above-market rent intangible assets, net	70,245	71,852
Total assets	1,113,291	1,150,093

Non-recourse debt, net	$164,660	$406,574
Total liabilities	239,591	548,659

At both March 31, 2017 and December 31, 2016, our seven unconsolidated VIEs included our interests in six unconsolidated real estate investments and one unconsolidated entity among our interests in the Managed Programs, all of which we account for under the equity method of accounting. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities. As of March 31, 2017 and December 31, 2016, the net carrying amount of our investments in these entities was $151.9 million and $152.9 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

At March 31, 2017, we had an investment in a tenancy-in-common interest in various underlying international properties. Consolidation of this investment is not required as such interest does not qualify as a VIE and does not meet the control requirement for consolidation. Accordingly, we account for this investment using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment provides us with significant influence on the operating and financial decisions of this investment.

At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the jointly owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits. At March 31, 2017, none of our equity investments had carrying values below zero.

On April 20, 2016, we formed a limited partnership, CESH I, for the purpose of developing, owning, and operating student housing properties and similar investments in Europe. CESH I commenced fundraising in July 2016 through a private placement with an initial offering of $100.0 million and a maximum offering of $150.0 million. Through August 30, 2016, the financial results and balances of CESH I were included in our consolidated financial statements, and we had collected $14.2 million of net proceeds on behalf of CESH I from limited partnership units issued in the private placement primarily to independent investors. On August 31, 2016, we determined that CESH I had sufficient equity to finance its operations and that we were no longer considered the primary beneficiary, and as a result we deconsolidated CESH I and began to account for our interest in it at fair value by electing the equity method fair value option available under U.S. GAAP. The deconsolidation did not have a material impact on our financial position or results of operations. Following the deconsolidation, we continue to serve as the advisor to CESH I (Note 3).

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. In connection with our adoption of Accounting Standards Update, or ASU, 2016-09, Improvements to Employee Share-Based Payment Accounting, as described below, we retrospectively reclassified Payments for withholding taxes upon delivery of equity-based awards and exercises of stock options from Net cash provided by operating activities to Net cash used in financing activities within our consolidated statements of cash flows.

W. P. Carey 3/31/2017 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, which constitute a majority of our revenues, but will apply to reimbursed tenant costs and revenues generated from our operating properties and our Investment Management business. We will adopt this guidance for our annual and interim periods beginning January 1, 2018 using one of two methods: retrospective restatement for each reporting period presented at the time of adoption, or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. We have not decided which method of adoption we will use. We are evaluating the impact of the new standard and have not yet determined if it will have a material impact on our business or our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 amends Accounting Standards Codification Topic 718, Compensation-Stock Based Compensation to simplify various aspects of how share-based payments are accounted for and presented in the financial statements including (i) reflecting income tax effects of share-based payments through the income statement, (ii) allowing statutory tax withholding requirements at the employees’ maximum individual tax rate without requiring awards to be classified as liabilities, and (iii) permitting an entity to make an accounting policy election for the impact of forfeitures on the recognition of expense. ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period, with early adoption permitted.

We adopted ASU 2016-09 as of January 1, 2017 and elected to account for forfeitures as they occur, rather than to account for them based on an estimate of expected forfeitures. This election was adopted using a modified retrospective transition method, with a cumulative effect adjustment to retained earnings. The related financial statement impact of this adjustment is not material. Depending on several factors, such as the market price of our common stock, employee stock option exercise behavior, and corporate income tax rates, the excess tax benefits associated with the exercise of stock options and the vesting and delivery of restricted share awards, or RSAs, restricted share units, or RSUs, and performance share units, or PSUs, could generate a significant income tax benefit in a particular interim period, potentially creating volatility in Net income attributable to W. P. Carey and basic and diluted earnings per share between interim periods. Under the former accounting guidance, windfall tax benefits related to stock-based compensation were recognized within Additional paid-in capital in our consolidated financial statements. Under ASU 2016-09, these amounts are reflected as a reduction to Provision for income taxes. For reference, windfall tax benefits related to stock-based compensation recorded in Additional paid-in capital for the years ended December 31, 2016 and 2015 were $6.7 million and $12.5 million, respectively. Windfall tax benefits related to stock-based compensation recorded as a deferred tax benefit for the three months ended March 31, 2017 were $2.2 million.

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

W. P. Carey 3/31/2017 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 intends to reduce diversity in practice for certain cash flow classifications, including, but not limited to (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination, (iii) proceeds from the settlement of insurance claims, and (iv) distributions received from equity method investees. ASU 2016-15 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-15 on our consolidated financial statements, and will adopt the standard for the fiscal year beginning January 1, 2018.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. ASU 2016-17 changes how a reporting entity that is a decision maker should consider indirect interests in a VIE held through an entity under common control. If a decision maker must evaluate whether it is the primary beneficiary of a VIE, it will only need to consider its proportionate indirect interest in the VIE held through a common control party. ASU 2016-17 amends ASU 2015-02, which we adopted on January 1, 2016, and which currently directs the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. ASU 2016-17 is effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted ASU 2016-17 as of January 1, 2017 on a prospective basis. The adoption of this standard did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 intends to reduce diversity in practice for the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2016-18 on our consolidated financial statements, and will adopt the standard for the fiscal year beginning January 1, 2018.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 intends to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business: inputs, processes, and outputs. While an integrated set of assets and activities, collectively referred to as a “set,” that is a business usually has outputs, outputs are not required to be present. ASU 2017-01 provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We elected to early adopt ASU 2017-01 on January 1, 2017 on a prospective basis. While our acquisitions have historically been classified as either business combinations or asset acquisitions, certain acquisitions that were classified as business combinations by us likely would have been considered asset acquisitions under the new standard. As a result, transaction costs are more likely to be capitalized since we expect most of our future acquisitions to be classified as asset acquisitions under this new standard. In addition, goodwill that was previously allocated to businesses that were sold or held for sale will no longer be allocated and written off upon sale if future sales were deemed to be sales of assets and not businesses.

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

W. P. Carey 3/31/2017 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term “in substance nonfinancial asset,” in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20. This amendment also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent company may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. ASU 2017-05 is effective for periods beginning after December 15, 2017, with early application permitted for fiscal years beginning after December 15, 2016. We are currently evaluating the impact of ASU 2017-05 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

W. P. Carey 3/31/2017 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

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

The following tables present a summary of revenue earned and/or cash received from the Managed Programs for the periods indicated, included in the consolidated financial statements. Asset management revenue excludes amounts received from third parties (in thousands):

	Three Months Ended March 31,
	2017	2016
Reimbursable costs from affiliates	$25,700	$19,738
Asset management revenue	17,367	14,590
Distributions of Available Cash	11,793	10,981
Structuring revenue	3,834	12,721
Dealer manager fees	3,325	2,172
Interest income on deferred acquisition fees and loans to affiliates	585	194
Other advisory revenue	91	—
	$62,695	$60,396

	Three Months Ended March 31,
	2017	2016
CPA®:17 – Global	$17,071	$18,192
CPA®:18 – Global	8,203	8,541
CWI 1	6,857	11,449
CWI 2	24,465	20,534
CCIF	4,941	1,680
CESH I	1,158	—
	$62,695	$60,396

The following table presents a summary of amounts included in Due from affiliates in the consolidated financial statements (in thousands):

	March 31, 2017	December 31, 2016
Short-term loans to affiliates, including accrued interest	$50,554	$237,613
Distribution and shareholder servicing fees	26,387	19,341
Deferred acquisition fees receivable, including accrued interest	16,736	21,967
Accounts receivable	4,828	5,005
Reimbursable costs	4,422	4,427
Current acquisition fees receivable	1,543	8,024
Organization and offering costs	927	784
Asset management fees receivable	716	2,449
	$106,113	$299,610

W. P. Carey 3/31/2017 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Asset Management Revenue

Under the advisory agreements with the Managed Programs, we earn asset management revenue for managing their investment portfolios. The following table presents a summary of our asset management fee arrangements with the Managed Programs:

Managed Program	Rate	Payable	Description
CPA®:17 – Global	0.5% - 1.75%	2016 50% in cash and 50% in shares of its common stock; 2017 in shares of its common stock	Rate depends on the type of investment and is based on the average market or average equity value, as applicable
CPA®:18 – Global	0.5% - 1.5%	In shares of its class A common stock	Rate depends on the type of investment and is based on the average market or average equity value, as applicable
CWI 1	0.5%	2016 in cash; 2017 in shares of its common stock	Rate is based on the average market value of the investment; we are required to pay 20% of the asset management revenue we receive to the subadvisor
CWI 2	0.55%	In shares of its class A common stock	Rate is based on the average market value of the investment; we are required to pay 25% of the asset management revenue we receive to the subadvisor
CCIF	1.75% - 2.00%	In cash	Based on the average of gross assets at fair value; we are required to pay 50% of the asset management revenue we receive to the subadvisor
CESH I	1.0%	In cash	Based on gross assets at fair value

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

W. P. Carey 3/31/2017 10-Q – 15

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

Reimbursable Costs from Affiliates

The Managed Programs reimburse us for certain costs that we incur on their behalf, which consist primarily of broker-dealer commissions, marketing costs, an annual distribution and shareholder servicing fee, and certain personnel and overhead costs, as applicable. The following tables present summaries of such fee arrangements:

Broker-Dealer Selling Commissions

Managed Program	Rate	Payable	Description
CWI 2 Class A Shares	$0.70 (a)	In cash upon share settlement; 100% re-allowed to broker-dealers	Per share sold
CWI 2 Class T Shares	$0.19 (a)	In cash upon share settlement; 100% re-allowed to broker-dealers	Per share sold
CCIF Feeder Funds	0% - 3%	In cash upon share settlement; 100% re-allowed to broker-dealers	Based on the selling price of each share sold; CCIF 2016 T’s offering closed on April 28, 2017
CESH I	Up to 7.0% of gross offering proceeds	In cash upon limited partnership unit settlement; 100% re-allowed to broker-dealers	Based on the selling price of each limited partnership unit sold
__________

W. P. Carey 3/31/2017 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

(a)
In March 2017, CWI 2 announced that its board of directors had determined to extend its offering through December 31, 2017. The amounts shown represent the selling commissions prior to the suspension of the offering on March 31, 2017 in order to determine updated estimated net asset values per share, or NAVs, as of December 31, 2016 and, as a result, new offering prices for the extended offering. CWI 2 filed a registration statement with the SEC on April 14, 2017, which became effective on April 27, 2017, and the selling commissions for the extended offering will be $0.84 and $0.23 per Class A and Class T shares, respectively. Fundraising in connection with the extended offering commenced in May 2017.

Dealer Manager Fees

Managed Program	Rate	Payable	Description
CWI 2 Class A Shares	$0.30 (a)	Per share sold	In cash upon share settlement; a portion may be re-allowed to broker-dealers
CWI 2 Class T Shares	$0.26 (a)	Per share sold	In cash upon share settlement; a portion may be re-allowed to broker-dealers
CCIF Feeder Funds	2.50% - 3.0%	Based on the selling price of each share sold	In cash upon share settlement; a portion may be re-allowed to broker-dealers; CCIF 2016 T’s offering closed on April 28, 2017
CESH I	Up to 3.0% of gross offering proceeds	Per limited partnership unit sold	In cash upon limited partnership unit settlement; a portion may be re-allowed to broker-dealers
__________

(a)
Represents the dealer manager fees prior to the suspension of the offering on March 31, 2017 in order to determine updated NAVs as of December 31, 2016 and, as a result, new offering prices for the extended offering. CWI 2 filed a registration statement with the SEC on April 14, 2017, which became effective on April 27, 2017, and the new dealer manager fees for the extended offering will be $0.36 and $0.31 per Class A and Class T shares, respectively. Fundraising in connection with the extended offering commenced in May 2017.

Annual Distribution and Shareholder Servicing Fee

Managed Program	Rate	Payable	Description
CPA®:18 – Global Class C Shares	1.0%	Accrued daily and payable quarterly in arrears in cash; a portion may be re-allowed to selected dealers	Based on the purchase price per share sold or, once it was reported, the NAV; cease paying when underwriting compensation from all sources equals 10% of gross offering proceeds
CWI 2 Class T Shares	1.0%	Accrued daily and payable quarterly in arrears in cash; a portion may be re-allowed to selected dealers
Based on the purchase price per share sold or, once it was reported, the NAV; cease paying on the earlier of six years or when underwriting compensation from all sources equals 10% of gross offering proceeds

Carey Credit Income Fund 2016 T (one of the CCIF Feeder Funds)	0.9%	Payable quarterly in arrears in cash; a portion may be re-allowed to selected dealers
Based on the weighted-average net price of shares sold in the public offering; quarterly cash payments will begin to accrue in July 2017, the second quarter after the close of the public offering, and payment will commence in the fourth quarter of 2017; cease paying on the earlier of when underwriting compensation from all sources equals 10% of gross offering proceeds or the date at which a liquidity event occurs

W. P. Carey 3/31/2017 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Personnel and Overhead Costs

Managed Program	Payable	Description
CPA®:17 – Global and CPA®:18 – Global	In cash
Personnel and overhead costs, excluding those related to our legal transactions group, our senior management, and our investments team, are charged to the CPA® REITs based on the average of the trailing 12-month aggregate reported revenues of the Managed Programs and us, and are capped at 2.0% and 2.2% of each CPA® REIT’s pro rata lease revenues for 2017 and 2016, respectively; for the legal transactions group, costs are charged according to a fee schedule

CWI 1	In cash
Actual expenses incurred, excluding those related to our senior management; allocated between the CWI REITs based on the percentage of their total pro rata hotel revenues for the most recently completed quarter

CWI 2	In cash
Actual expenses incurred, excluding those related to our senior management; allocated between the CWI REITs based on the percentage of their total pro rata hotel revenues for the most recently completed quarter

CCIF and CCIF Feeder Funds	In cash	Actual expenses incurred, excluding those related to their investment management team and senior management team
CESH I	In cash	Actual expenses incurred

Organization and Offering Costs

Managed Program	Payable	Description
CWI 2	In cash; within 60 days after the end of the quarter in which the offering terminates	Actual costs incurred up to 1.5% of the gross offering proceeds
CCIF and CCIF Feeder Funds	In cash; payable monthly	Up to 1.5% of the gross offering proceeds; we are required to pay 50% of the organization and offering costs we receive to the subadvisor
CESH I	N/A	In lieu of reimbursing us for organization and offering costs, CESH I will pay us limited partnership units, as described below under Other Advisory Revenue

For CCIF, total reimbursements to us for personnel and overhead costs and organization and offering costs may not exceed 18% of total Front End Fees, as defined in its Declaration of Trust, so that total funds available for investment may not be lower than 82% of total gross proceeds.

Other Advisory Revenue

Under the limited partnership agreement we have with CESH I, we pay all organization and offering costs on behalf of CESH I, and instead of being reimbursed by CESH I on a dollar-for-dollar basis for those costs, we receive limited partnership units of CESH I equal to 2.5% of its gross offering proceeds. This revenue, which commenced in the third quarter of 2016, is included in Other advisory revenue in the consolidated statements of income and totaled less than $0.1 million for the three months ended March 31, 2017.

W. P. Carey 3/31/2017 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

Expense Support and Conditional Reimbursements

Under the expense support and conditional reimbursement agreement we have with each of the CCIF Feeder Funds, we and the CCIF subadvisor are obligated to reimburse the CCIF Feeder Funds 50% of the excess of the cumulative distributions paid to the CCIF Feeder Funds’ shareholders over the available operating funds on a monthly basis. Following any month in which the available operating funds exceed the cumulative distributions paid to its shareholders, the excess operating funds are used to reimburse us and the CCIF subadvisor for any expense payment we made within three years prior to the last business day of such month that have not been previously reimbursed by the CCIF Feeder Fund, up to the lesser of (i) 1.75% of each CCIF Feeder Fund’s average net assets or (ii) the percentage of each CCIF Feeder Fund’s average net assets attributable to its common shares represented by other operating expenses during the fiscal year in which such expense support payment from us and the CCIF’s subadvisor was made, provided that the effective rate of distributions per share at the time of reimbursement is not less than such rate at the time of expense payment.

Distributions of Available Cash

We are entitled to receive distributions of up to 10% of the Available Cash (as defined in the respective advisory agreements) from the operating partnerships of each of the Managed REITs, as described in their respective operating partnership agreements, payable quarterly in arrears.

Other Transactions with Affiliates

Loans to Affiliates

From time to time, our board of directors has approved the making of unsecured loans from us to certain of the Managed Programs, at our sole discretion, with each loan at a rate equal to the rate at which we are able to borrow funds under our senior credit facility (Note 10), for the purpose of facilitating acquisitions approved by their respective investment committees that they would not otherwise have had sufficient available funds to complete or, in the case of CWI 1, for the purpose of replacing the existing credit facility that it had with a bank.

The following table sets forth certain information regarding our loans to affiliates (dollars in thousands):

	Interest Rate at March 31, 2017	Maturity Date at March 31, 2017	Maximum Loan Amount Authorized at March 31, 2017	Principal Outstanding Balance at (a)
Managed Program				March 31, 2017	December 31, 2016
CPA®:18 – Global (b)	LIBOR + 1.00%	10/31/2017	$50,000	$27,500	$27,500
CWI 1 (b)	LIBOR + 1.00%	3/22/2018	25,000	22,835	—
CWI 2	N/A	N/A	250,000	—	210,000
CESH I (c)	N/A	N/A	35,000	—	—
				$50,335	$237,500
__________

(a)	Amounts exclude accrued interest of $0.2 million and $0.1 million at March 31, 2017 and December 31, 2016, respectively.

(b)	LIBOR means London Interbank Offered Rate.

(c)	In May 2017, we made loans totaling $14.5 million to CESH I, maturing in May 2018, at an annual interest rate of LIBOR plus 1.0% (Note 17).

Other

On February 2, 2016, an entity in which we, one of our employees, and third parties owned 38.3%, 0.5%, and 61.2%, respectively, and which we consolidated, sold a self-storage property (Note 15). In connection with the sale, we made a distribution of $0.1 million to the employee, representing the employee’s share of the net proceeds from the sale.

At March 31, 2017, we owned interests ranging from 3% to 90% in jointly owned investments in real estate, including a jointly controlled tenancy-in-common interest in several properties, with the remaining interests generally held by affiliates. In addition, we owned stock of each of the Managed REITs and CCIF, and limited partnership units of CESH I. We consolidate certain of these investments and account for the remainder either (i) under the equity method of accounting or (ii) at fair value by electing the equity method fair value option available under U.S. GAAP (Note 6).

W. P. Carey 3/31/2017 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Net Investments in Properties

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, and real estate under construction, is summarized as follows (in thousands):

	March 31, 2017	December 31, 2016
Land	$1,111,911	$1,128,933
Buildings	4,078,343	4,053,334
Real estate under construction	19,583	21,859
Less: Accumulated depreciation	(508,624)	(472,294)
	$4,701,213	$4,731,832

During the three months ended March 31, 2017, the U.S. dollar weakened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro increased by 1.4% to $1.0691 from $1.0541. As a result of this fluctuation in foreign exchange rates, the carrying value of our real estate increased by $26.4 million from December 31, 2016 to March 31, 2017.

Depreciation expense, including the effect of foreign currency translation, on our real estate was $35.4 million and $34.9 million for the three months ended March 31, 2017 and 2016, respectively.

Real Estate Under Construction

During the three months ended March 31, 2017, we capitalized real estate under construction totaling $15.4 million, including accrual activity of $2.4 million, primarily related to construction projects on our properties. As of March 31, 2017, we had two construction projects in progress, and as of December 31, 2016, we had three construction projects in progress. Aggregate unfunded commitments totaled approximately $123.1 million and $135.2 million as of March 31, 2017 and December 31, 2016, respectively.

During the three months ended March 31, 2017, we fully funded and completed an expansion project in Windsor, Connecticut at a cost totaling $3.3 million. In addition, we placed into service amounts totaling $17.8 million related to partially completed build-to-suit projects or other expansion projects during the three months ended March 31, 2017.

Dispositions of Real Estate

During the three months ended March 31, 2017, we sold a parcel of vacant land and transferred ownership of two properties to the related mortgage lender, excluding the sale of one property that was classified as held for sale as of December 31, 2016 (Note 15). As a result, the carrying value of our real estate decreased by $31.6 million from December 31, 2016 to March 31, 2017.

Future Dispositions of Real Estate

During the year ended December 31, 2016, two tenants exercised options to repurchase the properties they are leasing from us in accordance with their lease agreements during 2017 for an aggregate of $21.6 million. At March 31, 2017, the properties had an aggregate asset carrying value of $16.1 million. There was no accounting impact during 2017 or 2016 related to the exercise of these options. We currently expect that one of these repurchases will be completed in the second quarter of 2017 and the other will be completed in the third quarter of 2017, but there can be no assurance that either will be completed within those timeframes.

W. P. Carey 3/31/2017 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

Operating Real Estate

At both March 31, 2017 and December 31, 2016, Operating real estate consisted of our investments in two hotels. Below is a summary of our Operating real estate (in thousands):

	March 31, 2017	December 31, 2016
Land	$6,041	$6,041
Buildings	75,742	75,670
Less: Accumulated depreciation	(13,211)	(12,143)
	$68,572	$69,568

Depreciation expense on our operating real estate was $1.1 million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively.

Assets Held for Sale

Below is a summary of our properties held for sale (in thousands):

	March 31, 2017	December 31, 2016
Real estate, net	$7,048	$—
Intangible assets, net	7,716	—
Net investments in direct financing leases	—	26,247
Assets held for sale	$14,764	$26,247

At March 31, 2017, we had one property classified as Assets held for sale with a carrying value of $14.8 million.

At December 31, 2016, we had one property classified as Assets held for sale with a carrying value of $26.2 million. In addition, there was a deferred tax liability of $2.5 million related to this property as of December 31, 2016, which is included in Deferred income taxes in the consolidated balance sheets. The property was sold during the three months ended March 31, 2017 (Note 15).

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

Net Investments in Direct Financing Leases

Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $16.2 million and $18.3 million for the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017, the U.S. dollar weakened against the euro, resulting in a $4.9 million increase in the carrying value of Net investments in direct financing leases from December 31, 2016 to March 31, 2017.

Note Receivable

At March 31, 2017 and December 31, 2016, we had a note receivable with an outstanding balance of $10.2 million and $10.4 million, respectively, representing the expected future payments under a sales type lease, which was included in Other assets, net in the consolidated financial statements. Earnings from our note receivable are included in Lease termination income and other in the consolidated financial statements.

W. P. Carey 3/31/2017 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

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

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. As of March 31, 2017 and December 31, 2016, we had allowances for credit losses of $13.5 million and $13.3 million, respectively, on a single direct financing lease, including the impact of foreign currency translation. This allowance was established in the fourth quarter of 2015. During the three months ended March 31, 2016, we increased the allowance by $7.1 million, which was recorded in Property expenses, excluding reimbursable tenant costs in the consolidated financial statements, due to a decline in the estimated amount of future payments we will receive from the tenant, including the possible early termination of the direct financing lease. At both March 31, 2017 and December 31, 2016, none of the balances of our finance receivables were past due. There were no modifications of finance receivables during the three months ended March 31, 2017.

We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. A credit quality of one through three indicates a range of investment grade to stable. A credit quality of four through five indicates a range of inclusion on the watch list to risk of default. The credit quality evaluation of our finance receivables was last updated in the first quarter of 2017. We believe the credit quality of our deferred acquisition fees receivable falls under category one, as the CPA® REITs are expected to have the available cash to make such payments.

A summary of our finance receivables by internal credit quality rating, excluding our deferred acquisition fees receivable, is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
1 - 3	27	27	$625,703	$621,955
4	5	5	71,014	70,811
5	1	1	1,669	1,644
			$698,386	$694,410

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

W. P. Carey 3/31/2017 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

The following table presents Equity in earnings of equity method investments in the Managed Programs and real estate, which represents our proportionate share of the income or losses of these investments, as well as certain adjustments related to amortization of basis differences related to purchase accounting adjustments (in thousands):

	Three Months Ended March 31,
	2017	2016
Distributions of Available Cash (Note 3)	$11,793	$10,981
Proportionate share of equity in earnings of equity investments in the Managed Programs	2,199	1,112
Amortization of basis differences on equity method investments in the Managed Programs	(290)	(239)
Total equity in earnings of equity method investments in the Managed Programs	13,702	11,854
Equity in earnings of equity method investments in real estate	2,944	4,102
Amortization of basis differences on equity method investments in real estate	(872)	(945)
Equity in earnings of equity method investments in the Managed Programs and real estate	$15,774	$15,011

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

The following table sets forth certain information about our investments in the Managed Programs (dollars in thousands):

	% of Outstanding Interests Owned at		Carrying Amount of Investment at
Fund	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
CPA®:17 – Global	3.609%	3.456%	$106,263	$99,584
CPA®:17 – Global operating partnership	0.009%	0.009%	—	—
CPA®:18 – Global	1.843%	1.616%	20,357	17,955
CPA®:18 – Global operating partnership	0.034%	0.034%	209	209
CWI 1	1.260%	1.109%	14,781	11,449
CWI 1 operating partnership	0.015%	0.015%	186	—
CWI 2	0.795%	0.773%	6,990	5,091
CWI 2 operating partnership	0.015%	0.015%	300	300
CCIF	10.051%	13.322%	23,806	23,528
CESH I (a)	2.424%	2.431%	2,453	2,701
			$175,345	$160,817
__________

(a)	Investment is accounted for at fair value.

CPA®:17 – Global — The carrying value of our investment in CPA®:17 – Global at March 31, 2017 includes asset management fees receivable, for which 241,445 shares of CPA®:17 – Global common stock were issued during the second quarter of 2017. We received distributions from this investment during both the three months ended March 31, 2017 and 2016 of $1.9 million. We received distributions from our investment in the CPA®:17 – Global operating partnership during the three months ended March 31, 2017 and 2016 of $6.8 million and $6.7 million, respectively.

W. P. Carey 3/31/2017 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

CPA®:18 – Global — The carrying value of our investment in CPA®:18 – Global at March 31, 2017 includes asset management fees receivable, for which 114,548 shares of CPA®:18 – Global class A common stock were issued during the second quarter of 2017. We received distributions from this investment during the three months ended March 31, 2017 and 2016 of $0.3 million and $0.2 million, respectively. We received distributions from our investment in the CPA®:18 – Global operating partnership during the three months ended March 31, 2017 and 2016 of $1.7 million and $1.3 million, respectively.

CWI 1 — The carrying value of our investment in CWI 1 at March 31, 2017 includes asset management fees receivable, for which 113,744 shares of CWI 1 common stock were issued during the second quarter of 2017. We received distributions from this investment during both the three months ended March 31, 2017 and 2016 of $0.2 million. We received distributions from our investment in the CWI 1 operating partnership during the three months ended March 31, 2017 and 2016 of $1.7 million and $2.5 million, respectively.

CWI 2 — The carrying value of our investment in CWI 2 at March 31, 2017 includes asset management fees receivable, for which 64,433 shares of CWI 2 class A common stock were issued during the second quarter of 2017. We received distributions from this investment during the three months ended March 31, 2017 and 2016 of $0.1 million and less than $0.1 million, respectively. We received distributions from our investment in the CWI 2 operating partnership during the three months ended March 31, 2017 and 2016 of $1.6 million and $0.5 million, respectively.

CCIF — We received distributions from this investment during the three months ended March 31, 2017 and 2016 of $0.3 million and $0.1 million, respectively.

CESH I — Under the limited partnership agreement we have with CESH I, we pay all organization and offering costs on behalf of CESH I, and instead of being reimbursed by CESH I on a dollar-for-dollar basis for those costs, we receive limited partnership units of CESH I equal to 2.5% of its gross offering proceeds (Note 3). We have elected to account for our investment in CESH I at fair value by selecting the equity method fair value option available under U.S. GAAP. We record our investment in CESH I on a one quarter lag; therefore, the balance of our equity method investment in CESH I recorded as of March 31, 2017 is based on the estimated fair value of our equity method investment in CESH I as of December 31, 2016. We did not receive distributions from this investment during the three months ended March 31, 2017.

At March 31, 2017 and December 31, 2016, the aggregate unamortized basis differences on our equity investments in the Managed Programs were $34.6 million and $31.7 million, respectively.

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

The following table sets forth our ownership interests in our equity investments in real estate, excluding the Managed Programs, and their respective carrying values (dollars in thousands):

			Carrying Value at
Lessee	Co-owner	Ownership Interest	March 31, 2017	December 31, 2016
The New York Times Company	CPA®:17 – Global	45%	$69,666	$69,668
Frontier Spinning Mills, Inc.	CPA®:17 – Global	40%	24,130	24,138
Beach House JV, LLC (a)	Third Party	N/A	15,105	15,105
Actebis Peacock GmbH (b)	CPA®:17 – Global	30%	11,260	11,205
C1000 Logistiek Vastgoed B.V. (b) (c)	CPA®:17 – Global	15%	8,700	8,739
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (b) (d)	CPA®:17 – Global	33%	7,583	8,887
Wanbishi Archives Co. Ltd. (e)	CPA®:17 – Global	3%	351	334
			$136,795	$138,076
__________

W. P. Carey 3/31/2017 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

(a)	This investment is in the form of a preferred equity interest.

(b)	The carrying value of this investment is affected by fluctuations in the exchange rate of the euro.

(c)
This investment represents a tenancy-in-common interest, whereby the property is encumbered by the debt for which we are jointly and severally liable. The co-obligor is CPA®:17 – Global and the amount due under the arrangement was approximately $69.0 million at March 31, 2017. Of this amount, $10.4 million represents the amount we agreed to pay and is included within the carrying value of the investment at March 31, 2017.

(d)
This balance decreased primarily due to our proportionate share of approximately $1.5 million of an impairment charge recognized by the investment during the three months ended March 31, 2017, which was recorded in Equity in earnings of equity method investments in the Managed Programs and real estate in the consolidated financial statements.

(e)	The carrying value of this investment is affected by fluctuations in the exchange rate of the yen.

We received aggregate distributions of $3.8 million and $4.0 million from our other unconsolidated real estate investments for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017 and December 31, 2016, the aggregate unamortized basis differences on our unconsolidated real estate investments were $7.2 million and $6.7 million, respectively.

Note 7. Goodwill and Other Intangibles

We have recorded net lease and internal-use software development intangibles that are being amortized over periods ranging from three years to 40 years. In addition, we have several ground lease intangibles that are being amortized over periods of up to 99 years. In-place lease and tenant relationship intangibles are included in In-place lease and tenant relationship intangible assets, net in the consolidated financial statements. Above-market rent intangibles are included in Above-market rent intangible assets, net in the consolidated financial statements. Below-market ground lease (as lessee), trade name, and internal-use software development intangibles are included in Other assets, net in the consolidated financial statements. Below-market rent, above-market ground lease (as lessee), and below-market purchase option intangibles are included in Below-market rent and other intangible liabilities, net in the consolidated financial statements.

The following table presents a reconciliation of our goodwill (in thousands):

	Owned Real Estate	Investment Management	Total
Balance at January 1, 2017	$572,313	$63,607	$635,920
Foreign currency translation adjustments	951	—	951
Balance at March 31, 2017	$573,264	$63,607	$636,871

W. P. Carey 3/31/2017 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$18,600	$(5,757)	$12,843	$18,568	$(5,068)	$13,500
	18,600	(5,757)	12,843	18,568	(5,068)	13,500
Lease Intangibles:
In-place lease and tenant relationship	1,151,213	(346,113)	805,100	1,148,232	(322,119)	826,113
Above-market rent	633,179	(225,699)	407,480	632,383	(210,927)	421,456
Below-market ground lease	17,801	(1,325)	16,476	23,140	(1,381)	21,759
	1,802,193	(573,137)	1,229,056	1,803,755	(534,427)	1,269,328
Indefinite-Lived Goodwill and Intangible Assets
Goodwill	636,871	—	636,871	635,920	—	635,920
Trade name	3,975	—	3,975	3,975	—	3,975
Below-market ground lease	878	—	878	866	—	866
	641,724	—	641,724	640,761	—	640,761
Total intangible assets	$2,462,517	$(578,894)	$1,883,623	$2,463,084	$(539,495)	$1,923,589

Finite-Lived Intangible Liabilities
Below-market rent	$(133,547)	$40,800	$(92,747)	$(133,137)	$38,231	$(94,906)
Above-market ground lease	(12,979)	2,523	(10,456)	(12,948)	2,362	(10,586)
	(146,526)	43,323	(103,203)	(146,085)	40,593	(105,492)
Indefinite-Lived Intangible Liabilities
Below-market purchase option	(16,711)	—	(16,711)	(16,711)	—	(16,711)
Total intangible liabilities	$(163,237)	$43,323	$(119,914)	$(162,796)	$40,593	$(122,203)

Net amortization of intangibles, including the effect of foreign currency translation, was $37.7 million and $46.3 million for the three months ended March 31, 2017 and 2016, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues; amortization of internal-use software development and in-place lease and tenant relationship intangibles is included in Depreciation and amortization; and amortization of above-market ground lease and below-market ground lease intangibles is included in Property expenses, excluding reimbursable tenant costs.

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

W. P. Carey 3/31/2017 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

Money Market Funds — Our money market funds, which are included in Cash and cash equivalents in the consolidated financial statements, are comprised of government securities and U.S. Treasury bills. These funds were classified as Level 1 as we used quoted prices from active markets to determine their fair values.

Derivative Assets — Our derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of foreign currency forward contracts, foreign currency collars, interest rate swaps, interest rate caps, and stock warrants (Note 9). The foreign currency forward contracts, foreign currency collars, interest rate swaps, and interest rate caps were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. The stock warrants were measured at fair value using valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3 because these assets are not traded in an active market.

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

Equity Investment in CESH I — We have elected to account for our investment in CESH I at fair value by selecting the equity method fair value option available under U.S. GAAP (Note 6). The fair value of our equity investment in CESH I approximated its carrying value as of March 31, 2017 and December 31, 2016.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the three months ended March 31, 2017 or 2016. Gains and losses (realized and unrealized) included in earnings are reported within Other income and (expenses) on our consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		March 31, 2017		December 31, 2016
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Unsecured Notes, net (a) (b) (c)	2	$2,343,062	$2,401,798	$1,807,200	$1,828,829
Non-recourse debt, net (a) (b) (d)	3	1,386,542	1,399,650	1,706,921	1,711,364
Note receivable (d)	3	10,152	9,856	10,351	10,046
__________

(a)
The carrying value of Senior Unsecured Notes, net includes unamortized deferred financing costs of $15.6 million and $12.1 million at March 31, 2017 and December 31, 2016, respectively. The carrying value of Non-recourse debt, net includes unamortized deferred financing costs of $1.4 million and $1.3 million at March 31, 2017 and December 31, 2016, respectively.

(b)
The carrying value of Senior Unsecured Notes, net includes unamortized discount of $10.4 million and $7.8 million at March 31, 2017 and December 31, 2016, respectively. The carrying value of Non-recourse debt, net includes unamortized discount of $0.4 million and $0.2 million at March 31, 2017 and December 31, 2016, respectively.

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

W. P. Carey 3/31/2017 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both March 31, 2017 and December 31, 2016.

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

We did not recognize any impairment charges during the three months ended March 31, 2017 or 2016.

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

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated, and that qualified, as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive income until the hedged item is recognized in earnings. For a derivative designated, and that qualified, as a net investment hedge, the effective portion of the change in the fair value and/or the net settlement of the derivative is reported in Other comprehensive income as part of the cumulative foreign currency translation adjustment. The ineffective portion of the change in fair value of any derivative is immediately recognized in earnings.

W. P. Carey 3/31/2017 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Foreign currency forward contracts	Other assets, net	$30,013	$37,040	$—	$—
Foreign currency collars	Other assets, net	14,947	17,382	—	—
Interest rate swaps	Other assets, net	327	190	—	—
Interest rate cap	Other assets, net	52	45	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(2,424)	(2,996)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(24)	—
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	3,350	3,752	—	—
Interest rate swaps (a)	Other assets, net	15	9	—	—
Total derivatives		$48,704	$58,418	$(2,448)	$(2,996)
__________

(a)	These interest rate swaps do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the underlying variable-rate debt.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both March 31, 2017 and December 31, 2016, no cash collateral had been posted nor received for any of our derivative positions.

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Effective Portion) (a)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2017	2016
Foreign currency forward contracts	$(3,636)	$(7,174)
Foreign currency collars	(2,458)	(2,386)
Interest rate swaps	549	(1,971)
Interest rate caps	6	3
Derivatives in Net Investment Hedging Relationships (b)
Foreign currency forward contracts	(3,981)	(2,261)
Total	$(9,520)	$(13,789)

W. P. Carey 3/31/2017 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2017	2016
Foreign currency forward contracts	Other income and (expenses)	$2,190	$1,610
Foreign currency collars	Other income and (expenses)	1,255	432
Interest rate swaps and caps	Interest expense	(398)	(535)
Total		$3,047	$1,507
__________

(a)	Excludes net losses of $0.1 million and $0.2 million recognized on unconsolidated jointly owned investments for the three months ended March 31, 2017 and 2016, respectively.

(b)	The effective portion of the changes in fair value of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive income.

Amounts reported in Other comprehensive income related to interest rate swaps will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive income related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. As of March 31, 2017, we estimate that an additional $1.0 million and $13.6 million will be reclassified as interest expense and other income, respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2017	2016
Stock warrants	Other income and (expenses)	$(402)	$—
Foreign currency collars	Other income and (expenses)	(86)	(275)
Interest rate swaps	Other income and (expenses)	9	1,074
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps (a)	Interest expense	161	115
Foreign currency forward contracts	Other income and (expenses)	2	(21)
Foreign currency collars	Other income and (expenses)	—	24
Total		$(316)	$917
__________

(a)	Relates to the ineffective portion of the hedging relationship.

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

W. P. Carey 3/31/2017 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at March 31, 2017 are summarized as follows (currency in thousands):

	Number of Instruments	Notional Amount		Fair Value at March 31, 2017 (a)
Interest Rate Derivatives
Designated as Cash Flow Hedging Instruments
Interest rate swaps	11	106,854	USD	$(1,829)
Interest rate swap	1	5,871	EUR	(268)
Interest rate cap	1	30,750	EUR	52
Not Designated as Cash Flow Hedging Instruments
Interest rate swap (b)	1	2,959	USD	15
				$(2,030)
__________

(a)	Fair value amounts are based on the exchange rate of the euro at March 31, 2017, as applicable.

(b)	This interest rate swap does not qualify for hedge accounting; however, it does protect against fluctuations in interest rates related to the underlying variable-rate debt.

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

The following table presents the foreign currency derivative contracts we had outstanding at March 31, 2017, which were designated as cash flow hedges (currency in thousands):

	Number of Instruments	Notional Amount		Fair Value at March 31, 2017
Foreign Currency Derivatives
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	32	91,612	EUR	$24,146
Foreign currency collars	20	41,250	GBP	9,546
Foreign currency collars	20	78,650	EUR	5,377
Foreign currency forward contracts	7	3,740	GBP	1,143
Foreign currency forward contracts	11	14,076	AUD	832
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	4	79,658	AUD	3,892
				$44,936

W. P. Carey 3/31/2017 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of March 31, 2017. At March 31, 2017, our total credit exposure and the maximum exposure to any single counterparty was $45.1 million and $23.3 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At March 31, 2017, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $2.5 million and $3.3 million at March 31, 2017 and December 31, 2016, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at March 31, 2017 or December 31, 2016, we could have been required to settle our obligations under these agreements at their aggregate termination value of $2.8 million and $3.3 million, respectively.

Net Investment Hedges

At March 31, 2017 and December 31, 2016, the amounts borrowed in euro outstanding under our Revolver (Note 10) were €84.0 million and €272.0 million, respectively. In addition, at March 31, 2017, the amount borrowed in euro outstanding under our Amended Term Loan Facility (Note 10) that was designated as a net investment hedge was €80.0 million. Additionally, we have issued two sets of euro-denominated senior notes, each with a principal amount of €500.0 million, which we refer to as the 2.0% Senior Notes and 2.25% Senior Notes (Note 10). These borrowings are designated as, and are effective as, economic hedges of our net investments in foreign entities. Variability in the exchange rates of the foreign currencies with respect to the U.S. dollar impacts our financial results as the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of changes in the foreign currencies to U.S. dollar exchange rates being recorded in Other comprehensive income as part of the cumulative foreign currency translation adjustment. As a result, the borrowings in euro under our Revolver, Amended Term Loan Facility (for the amount designated as a net investment hedge), 2.0% Senior Notes, and 2.25% Senior Notes are recorded at cost in the consolidated financial statements and all changes in the value related to changes in the spot rates will be reported in the same manner as a translation adjustment, which is recorded in Other comprehensive income as part of the cumulative foreign currency translation adjustment.

At March 31, 2017, we also had foreign currency forward contracts that were designated as net investment hedges, as discussed in “Derivative Financial Instruments” above.

Note 10. Debt

Senior Unsecured Credit Facility

As of December 31, 2016, we had a senior credit facility that provided for a $1.5 billion unsecured revolving credit facility, or our Revolver, and a $250.0 million term loan facility, or our Prior Term Loan Facility, which we refer to collectively as the Senior Unsecured Credit Facility. At December 31, 2016, the Senior Unsecured Credit Facility also permitted (i) up to $750.0 million under our Revolver to be borrowed in certain currencies other than the U.S. dollar, (ii) swing line loans up to $50.0 million under our Revolver, and (iii) the issuance of letters of credit under our Revolver in an aggregate amount not to exceed $50.0 million. On January 26, 2017, we exercised our option to extend our Prior Term Loan Facility by an additional year to January 31, 2018.

On February 22, 2017, we amended and restated our Senior Unsecured Credit Facility to increase its capacity to approximately $1.85 billion, which is comprised of $1.5 billion under our Revolver, a €236.3 million term loan, or our Amended Term Loan Facility, and a $100.0 million delayed draw term loan, or our Delayed Draw Term Loan Facility. We refer to our Prior Term Loan Facility, Amended Term Loan Facility, and Delayed Draw Term Loan Facility collectively as the Term Loan Facilities or the Term Loans. The Delayed Draw Term Loan Facility may be drawn within one year and allows for borrowings in U.S. dollars, euros, or British pounds sterling. On February 22, 2017, we drew down in full our €236.3 million Amended Term Loan Facility and repaid in full, and terminated, our $250.0 million Prior Term Loan Facility.

The maturity date of the Revolver is February 22, 2021. We have two options to extend the maturity date of the Revolver by six months, subject to the conditions provided in the Third Amended and Restated Credit Facility dated February 22, 2017, as amended, or the Credit Agreement. The maturity date of both the Amended Term Loan Facility and Delayed Draw Term Loan Facility (if drawn upon) is February 22, 2022. The Senior Unsecured Credit Facility is being used for working capital needs, for acquisitions, and for other general corporate purposes.

W. P. Carey 3/31/2017 10-Q – 32

Notes to Consolidated Financial Statements (Unaudited)

The Credit Agreement also permits (i) a sub-limit for up to $1.0 billion under the Revolver to be borrowed in certain currencies other than U.S. dollars, (ii) a sub-limit for swing line loans of up to $75.0 million under the Revolver, and (iii) a sub-limit for the issuance of letters of credit under the Revolver in an aggregate amount not to exceed $50.0 million. The aggregate principal amount (of revolving and term loans) available under the Credit Agreement may be increased up to an amount not to exceed the U.S. dollar equivalent of $2.35 billion, and may be allocated as an increase to the Revolver, the Amended Term Loan Facility, or the Delayed Draw Term Loan Facility, or if the Amended Term Loan Facility has been terminated, an add-on term loan, in each case subject to the conditions to increase provided in the Credit Agreement. In connection with the amendment and restatement of our Senior Unsecured Credit Facility, we capitalized deferred financing costs totaling $8.5 million, which is being amortized to Interest expense over the remaining terms of the Revolver and Amended Term Loan Facility.

At March 31, 2017, our Revolver had unused capacity of $1.3 billion, excluding amounts reserved for outstanding letters of credit. As of March 31, 2017, our lenders had issued letters of credit totaling $0.6 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under our Revolver by the same amount. We also incur a facility fee of 0.20% of the total commitment on our Revolver and a fee of 0.20% on the unused commitments under our Delayed Draw Term Loan Facility prior to the draw or termination of such commitments.

The following table presents a summary of our Senior Unsecured Credit Facility (dollars in millions):

	Interest Rate at March 31, 2017 (a)	Maturity Date at March 31, 2017	Principal Outstanding Balance at
Senior Unsecured Credit Facility			March 31, 2017	December 31, 2016
Term Loan Facilities:
Amended Term Loan Facility - borrowing in euros (b)	LIBOR + 1.10%	2/22/2022	$252.7	$—
Prior Term Loan Facility - borrowing in U.S. dollars (c)	N/A	N/A	—	250.0
			252.7	250.0
Revolver:
Revolver - borrowing in U.S. dollars	LIBOR + 1.00%	2/22/2021	103.0	390.0
Revolver - borrowing in euros (d)	EURIBOR + 1.00%	2/22/2021	89.8	286.7
			192.8	676.7
			$445.5	$926.7
__________

(a)	Interest rate at March 31, 2017 is based on our credit rating of BBB/Baa2.

(b)	Balance excludes unamortized deferred financing costs of $0.3 million and unamortized discount of $1.4 million at March 31, 2017.

(c)	Balance excludes unamortized deferred financing costs of less than $0.1 million at December 31, 2016.

(d)	EURIBOR means Euro Interbank Offered Rate.

Senior Unsecured Notes

As set forth in the table below, we have senior unsecured notes outstanding with an aggregate principal balance outstanding of $2.4 billion at March 31, 2017. We refer to these notes collectively as the Senior Unsecured Notes. On January 19, 2017, we completed a public offering of €500.0 million of 2.25% Senior Notes, at a price of 99.448% of par value, issued by our wholly owned subsidiary, WPC Eurobond B.V., which are guaranteed by us. These 2.25% Senior Notes have a 7.5-year term and are scheduled to mature on July 19, 2024.

W. P. Carey 3/31/2017 10-Q – 33

Notes to Consolidated Financial Statements (Unaudited)

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

				Original Issue Discount	Effective Interest Rate			Principal Outstanding Balance at
Senior Unsecured Notes, net (a)	Issue Date	Principal Amount	Price of Par Value			Coupon Rate	Maturity Date	March 31, 2017	December 31, 2016
2.0% Senior Notes	1/21/2015	€500.0	99.220%	$4.6	2.107%	2.0%	1/20/2023	$534.6	$527.1
2.25% Senior Notes	1/19/2017	€500.0	99.448%	$2.9	2.332%	2.25%	7/19/2024	534.6	—
4.6% Senior Notes	3/14/2014	$500.0	99.639%	$1.8	4.645%	4.6%	4/1/2024	500.0	500.0
4.0% Senior Notes	1/26/2015	$450.0	99.372%	$2.8	4.077%	4.0%	2/1/2025	450.0	450.0
4.25% Senior Notes	9/12/2016	$350.0	99.682%	$1.1	4.290%	4.25%	10/1/2026	350.0	350.0
								$2,369.2	$1,827.1
__________

(a)
Aggregate balance excludes unamortized deferred financing costs totaling $15.6 million and $12.1 million, and unamortized discount totaling $10.4 million and $7.8 million, at March 31, 2017 and December 31, 2016, respectively.

Proceeds from the issuances of each of these notes were used primarily to partially pay down the amounts then outstanding under our Revolver. In connection with the offering of the 2.25% Senior Notes in January 2017, we incurred financing costs totaling $4.0 million during the three months ended March 31, 2017, which are included in Senior unsecured notes, net in the consolidated financial statements and are being amortized to Interest expense over the term of the 2.25% Senior Notes.

Covenants

The Senior Unsecured Credit Facility, as amended, and each of the Senior Unsecured Notes include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. The Senior Unsecured Credit Facility also contains various customary affirmative and negative covenants applicable to us and our subsidiaries, subject to materiality and other qualifications, baskets, and exceptions as outlined in the Credit Agreement. We were in compliance with all of these covenants at March 31, 2017.

We may make unlimited Restricted Payments (as defined in the Credit Agreement), as long as no non-payment default or financial covenant default has occurred before, or would on a pro forma basis occur as a result of, the Restricted Payment. In addition, we may make Restricted Payments in an amount required to (i) maintain our REIT status and (ii) as a result of that status, not pay federal or state income or excise tax, as long as the loans under the Credit Agreement have not been accelerated and no bankruptcy or event of default has occurred.

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

Non-Recourse Debt

At March 31, 2017, our mortgage notes payable bore interest at fixed annual rates ranging from 2.0% to 7.8% and variable contractual annual rates ranging from 0.9% to 6.9%, with maturity dates ranging from May 2017 to June 2027.

In January 2017, we repaid two international non-recourse mortgage loans at maturity with an aggregate principal balance of approximately $243.8 million encumbering a German investment, comprised of certain properties leased to Hellweg Die Profi-Baumärkte GmbH & Co. KG, or the Hellweg 2 Portfolio, which is jointly owned with our affiliate, CPA®:17 – Global. In connection with this repayment, CPA®:17 – Global contributed $80.5 million, which was accounted for as a contribution from a noncontrolling interest. Amounts are based on the exchange rate of the euro as of the date of repayment. The weighted-average interest rate for these mortgage loans on the date of repayment was 5.4%.

W. P. Carey 3/31/2017 10-Q – 34

Notes to Consolidated Financial Statements (Unaudited)

During the three months ended March 31, 2017, we prepaid non-recourse mortgage loans totaling $42.4 million, including a mortgage loan of $18.5 million encumbering a property that was sold in January 2017 (Note 15). Amounts are based on the exchange rate of the euro as of the date of repayment, as applicable. The weighted-average interest rate for these mortgage loans on their respective dates of prepayment was 4.6%. In connection with these payments, we recognized a loss on extinguishment of debt of less than $0.1 million during the three months ended March 31, 2017, which was included in Other income and (expenses) in the consolidated financial statements.

Foreign Currency Exchange Rate Impact

During the three months ended March 31, 2017, the U.S. dollar weakened against the euro, resulting in an aggregate increase of $22.7 million in the aggregate carrying values of our Non-recourse debt, net, Senior Unsecured Credit Facility, and Senior unsecured notes, net from December 31, 2016 to March 31, 2017.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2017, each of the next four calendar years following December 31, 2017, and thereafter through 2027 are as follows (in thousands):

Years Ending December 31,	Total (a)
2017 (remainder)	$194,380
2018	265,780
2019	99,662
2020	217,703
2021	350,255
Thereafter through 2027	3,075,111
Total principal payments	4,202,891
Deferred financing costs	(17,305)
Unamortized discount, net (b)	(12,234)
Total	$4,173,352
__________

(a)	Certain amounts are based on the applicable foreign currency exchange rate at March 31, 2017.

(b)
Represents the unamortized discount on the Senior Unsecured Notes of $10.4 million in aggregate, unamortized discount on the Amended Term Loan Facility of $1.4 million, and unamortized discount of $0.4 million in aggregate resulting from the assumption of property-level debt in connection with both the CPA®:15 Merger and the CPA®:16 Merger (Note 1).

Note 11. Commitments and Contingencies

At March 31, 2017, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

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

W. P. Carey 3/31/2017 10-Q – 35

Notes to Consolidated Financial Statements (Unaudited)

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

As of March 31, 2017, the accrued liability for these severance obligations was $2.6 million and is included within Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

Note 13. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain several stock-based compensation plans, which are more fully described in the 2016 Annual Report. There have been no significant changes to the terms and conditions of any of our stock-based compensation plans or arrangements during the three months ended March 31, 2017. During the three months ended March 31, 2017 and 2016, we recorded stock-based compensation expense of $6.9 million and $9.8 million, respectively, of which $3.2 million was included in Restructuring and other compensation for the three months ended March 31, 2016 (Note 12).

Restricted and Conditional Awards

Nonvested RSAs, RSUs, and PSUs at March 31, 2017 and changes during the three months ended March 31, 2017 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2017	356,865	$61.63	310,018	$73.80
Granted (a)	176,651	61.66	107,934	75.39
Vested (b)	(150,845)	61.92	(132,412)	74.21
Forfeited	(2,697)	60.91	—	—
Adjustment (c)	—	—	6,565	66.02
Nonvested at March 31, 2017 (d)	379,974	$61.53	292,105	$76.43
__________

(a)
The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing (i) a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period and (ii) future financial performance projections. To estimate the fair value of PSUs granted during the three months ended March 31, 2017, we used a risk-free interest rate of 1.5%, an expected volatility rate of 17.1%, and assumed a dividend yield of zero.

(b)
The total fair value of shares vested during the three months ended March 31, 2017 was $19.2 million. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At March 31, 2017 and December 31, 2016, we had an obligation to issue 1,152,606 and 1,217,274 shares, respectively, of our common stock underlying such deferred awards, which is recorded within W. P. Carey stockholders’ equity as a Deferred compensation obligation of $47.3 million and $50.2 million, respectively.

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

(d)	At March 31, 2017, total unrecognized compensation expense related to these awards was approximately $32.4 million, with an aggregate weighted-average remaining term of 2.3 years.

W. P. Carey 3/31/2017 10-Q – 36

Notes to Consolidated Financial Statements (Unaudited)

During the three months ended March 31, 2017, 109,802 stock options were exercised with an aggregate intrinsic value of $3.2 million. At March 31, 2017, there were 35,231 stock options outstanding, all of which were exercisable.

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

	Three Months Ended March 31,
	2017	2016
Net income attributable to W. P. Carey	$57,484	$57,439
Net income attributable to nonvested RSUs and RSAs	(202)	(189)
Net income – basic and diluted	$57,282	$57,250

Weighted-average shares outstanding – basic	107,562,484	105,939,161
Effect of dilutive securities	201,795	466,292
Weighted-average shares outstanding – diluted	107,764,279	106,405,453

For the three months ended March 31, 2017 and 2016, there were no potentially dilutive securities excluded from the computation of diluted earnings per share.

At-The-Market Equity Offering Program

On March 1, 2017, we filed a prospectus supplement with the SEC pursuant to which we may offer and sell shares of our common stock, up to an aggregate gross sales price of $400.0 million, through an “at-the-market,” or ATM, offering program with a consortium of banks as sales agents. On that date, we also terminated a prior ATM program that was established on June 3, 2015, under which we could also offer and sell shares of our common stock, up to an aggregate gross sales price of $400.0 million. During the three months ended March 31, 2017 and 2016, we did not issue any shares of our common stock under either our current or prior ATM program. As of March 31, 2017, $400.0 million remained available for issuance under our current ATM program.

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

W. P. Carey 3/31/2017 10-Q – 37

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a reconciliation of redeemable noncontrolling interest (in thousands):

	Three Months Ended March 31,
	2017	2016
Beginning balance	$965	$14,944
Distributions	—	(13,418)
Redemption value adjustment	—	(561)
Ending balance	$965	$965

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended March 31, 2017
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Beginning balance	$46,935	$(301,330)	$(90)	$(254,485)
Other comprehensive income before reclassifications	(2,626)	14,750	(253)	11,871
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	398	—	—	398
Other income and (expenses)	(3,445)	—	—	(3,445)
Total	(3,047)	—	—	(3,047)
Net current period other comprehensive income	(5,673)	14,750	(253)	8,824
Net current period other comprehensive gain attributable to noncontrolling interests	(3)	(570)	—	(573)
Ending balance	$41,259	$(287,150)	$(343)	$(246,234)

	Three Months Ended March 31, 2016
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Beginning balance	$37,650	$(209,977)	$36	$(172,291)
Other comprehensive income before reclassifications	(10,268)	14,033	—	3,765
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	535	—	—	535
Other income and (expenses)	(2,042)	—	—	(2,042)
Total	(1,507)	—	—	(1,507)
Net current period other comprehensive income	(11,775)	14,033	—	2,258
Net current period other comprehensive gain attributable to noncontrolling interests	—	(1,870)	—	(1,870)
Ending balance	$25,875	$(197,814)	$36	$(171,903)

Distributions Declared

During the three months ended March 31, 2017, we declared a quarterly distribution of $0.9950 per share, which was paid on April 17, 2017 to stockholders of record on March 31, 2017, in the aggregate amount of $106.0 million.

W. P. Carey 3/31/2017 10-Q – 38

Notes to Consolidated Financial Statements (Unaudited)

Note 14. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually and intend to do so for the tax year ending December 31, 2017. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three months ended March 31, 2017 and 2016.

Certain of our subsidiaries have elected TRS status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. We also own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. The accompanying consolidated financial statements include an interim tax provision for our TRSs and foreign subsidiaries, as necessary, for the three months ended March 31, 2017 and 2016. Current income tax expense was $4.2 million and $3.5 million for the three months ended March 31, 2017 and 2016, respectively.

Our TRSs and foreign subsidiaries are subject to U.S. federal, state, and foreign income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether the tax benefit of a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. Deferred tax assets (net of valuation allowance) and liabilities for our TRSs and foreign subsidiaries were recorded, as necessary, as of March 31, 2017 and December 31, 2016. The majority of our deferred tax assets relate to the timing difference between the financial reporting basis and tax basis for stock based compensation expense. The majority of our deferred tax liabilities relate to differences between the tax basis and financial reporting basis of the assets acquired in acquisitions treated as business combinations under GAAP and in which the tax basis of such assets was not stepped up to fair value for income tax purposes. Benefit from (provision for) income taxes included deferred income tax benefits of $5.6 million and $3.0 million for the three months ended March 31, 2017 and 2016, respectively.

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

The results of operations for properties that have been sold or classified as held for sale are included in the consolidated financial statements and are summarized as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues	$851	$63,976
Expenses	(509)	(32,871)
Loss on extinguishment of debt	(38)	(1,940)
Benefit from (provision for) income taxes	27	(1,063)
Gain on sale of real estate, net of tax	10	662
Income from properties sold or classified as held for sale, net of income taxes (a)	$341	$28,764
__________

W. P. Carey 3/31/2017 10-Q – 39

Notes to Consolidated Financial Statements (Unaudited)

(a)
Amounts included net income attributable to noncontrolling interests of $1.5 million for the three months ended March 31, 2016. We did not recognize net income attributable to noncontrolling interests for properties that have been sold or classified as held for sale during the three months ended March 31, 2017.

2017 — During the three months ended March 31, 2017, we sold one property and a parcel of vacant land for total proceeds of $24.2 million, net of selling costs, and recognized a net gain on these sales of less than $0.1 million. The property was held for sale at December 31, 2016 (Note 4). In addition, in January 2017, we transferred ownership of two international properties and the related non-recourse mortgage loan, which had an aggregate asset carrying value of $31.3 million and an outstanding balance of $28.1 million (net of $3.8 million of cash held in escrow that was retained by the mortgage lender), respectively, on the dates of transfer, to the mortgage lender, resulting in a net loss of less than $0.1 million. During the three months ended March 31, 2017, we entered into a contract to sell an international property, which was classified as held for sale as of March 31, 2017 (Note 4).

2016 — During the three months ended March 31, 2016, we sold four properties and a parcel of vacant land for total proceeds of $103.7 million, net of selling costs, and recognized a net gain on these sales of $0.7 million, inclusive of amounts attributable to noncontrolling interests of $0.9 million.

In connection with those sales that constituted businesses, during the three months ended March 31, 2016 we allocated goodwill totaling $5.9 million to the cost basis of the properties for our Owned Real Estate segment based on the relative fair value at the time of the sale.

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

W. P. Carey 3/31/2017 10-Q – 40

Notes to Consolidated Financial Statements (Unaudited)

Note 16. Segment Reporting

We evaluate our results from operations through our two major business segments: Owned Real Estate and Investment Management (Note 1). The following tables present a summary of comparative results and assets for these business segments (in thousands):

Owned Real Estate

	Three Months Ended March 31,
	2017	2016
Revenues
Lease revenues	$155,781	$175,244
Operating property revenues	6,980	6,902
Reimbursable tenant costs	5,221	6,309
Lease termination income and other	760	32,541
	168,742	220,996

Operating Expenses
Depreciation and amortization	61,522	83,360
Property expenses, excluding reimbursable tenant costs	10,110	17,772
General and administrative	8,274	9,544
Reimbursable tenant costs	5,221	6,309
Stock-based compensation expense	1,954	1,837
Property acquisition and other expenses	73	2,897
Restructuring and other compensation	—	4,426
	87,154	126,145
Other Income and Expenses
Interest expense	(41,957)	(48,395)
Equity in earnings of equity method investments in the Managed REITs and real estate	15,235	15,166
Other income and (expenses)	40	3,775
	(26,682)	(29,454)
Income before income taxes and gain on sale of real estate	54,906	65,397
Provision for income taxes	(1,454)	(2,088)
Income before gain on sale of real estate	53,452	63,309
Gain on sale of real estate, net of tax	10	662
Net Income from Owned Real Estate	53,462	63,971
Net income attributable to noncontrolling interests	(2,341)	(3,425)
Net Income from Owned Real Estate Attributable to W. P. Carey	$51,121	$60,546

W. P. Carey 3/31/2017 10-Q – 41

Notes to Consolidated Financial Statements (Unaudited)

Investment Management

	Three Months Ended March 31,
	2017	2016
Revenues
Reimbursable costs from affiliates	$25,700	$19,738
Asset management revenue	17,367	14,613
Structuring revenue	3,834	12,721
Dealer manager fees	3,325	2,172
Other advisory revenue	91	—
	50,317	49,244
Operating Expenses
Reimbursable costs from affiliates	25,700	19,738
General and administrative	10,150	11,894
Stock-based compensation expense	4,956	4,770
Dealer manager fees and expenses	3,294	3,352
Subadvisor fees	2,720	3,293
Depreciation and amortization	908	1,092
Restructuring and other compensation	—	7,047
Property acquisition and other expenses	—	2,669
	47,728	53,855
Other Income and Expenses
Equity in earnings (losses) of equity method investment in CCIF	539	(155)
Other income and (expenses)	476	96
	1,015	(59)
Income (loss) before income taxes	3,604	(4,670)
Benefit from income taxes	2,759	1,563
Net Income (Loss) from Investment Management Attributable to W. P. Carey	$6,363	$(3,107)

Total Company

	Three Months Ended March 31,
	2017	2016
Revenues	$219,059	$270,240
Operating expenses	134,882	180,000
Other income and (expenses)	(25,667)	(29,513)
Benefit from (provision for) income taxes	1,305	(525)
Gain on sale of real estate, net of tax	10	662
Net income attributable to noncontrolling interests	(2,341)	(3,425)
Net income attributable to W. P. Carey	$57,484	$57,439

	Total Long-Lived Assets at (a)		Total Assets at
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Owned Real Estate	$5,761,117	$5,787,071	$7,983,874	$8,242,263
Investment Management	23,806	23,528	213,954	211,691
Total Company	$5,784,923	$5,810,599	$8,197,828	$8,453,954
__________

(a)
Consists of Net investments in real estate and Equity investments in the Managed Programs and real estate. Total long-lived assets for our Investment Management segment consists of our equity investment in CCIF (Note 6).

W. P. Carey 3/31/2017 10-Q – 42

Notes to Consolidated Financial Statements (Unaudited)

Note 17. Subsequent Events

Mortgage Loan Repayments

Subsequent to March 31, 2017 and through the date of this Report, we repaid three non-recourse mortgage loans with an aggregate principal balance of $44.4 million and a weighted-average interest rate of 6.0%.

Loans to Affiliate

In May 2017, we made loans totaling $14.5 million to CESH I, maturing in May 2018, at an annual interest rate of LIBOR plus 1.0% (Note 3).

W. P. Carey 3/31/2017 10-Q – 43

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. The discussion also provides information about the financial results of the segments of our business to provide a better understanding of how these segments and their results affect our financial condition and results of operations. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2016 Annual Report and subsequent reports filed under the Securities Exchange Act of 1934.

Business Overview

As described in more detail in Item 1 of the 2016 Annual Report, we provide long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and, as of March 31, 2017, manage a global investment portfolio of 1,370 properties, including 900 net-leased properties and two operating properties within our owned real estate portfolio. Our business operates in two segments: Owned Real Estate and Investment Management.

Financial Highlights

During the three months ended March 31, 2017, we completed the following activities, as further described below and in the consolidated financial statements:

•
On January 19, 2017, we completed a public offering of €500.0 million of 2.25% Senior Notes, at a price of 99.448% of par value, issued by our wholly owned subsidiary, WPC Eurobond B.V., which are guaranteed by us. These 2.25% Senior Notes have a 7.5-year term and are scheduled to mature on July 19, 2024 (Note 10).

•
On February 22, 2017, we amended and restated our Senior Unsecured Credit Facility to increase its capacity to $1.85 billion, which is comprised of a $1.5 billion Revolver maturing in four years with two six-month extension options, a €236.3 million Amended Term Loan Facility maturing in five years, and a $100.0 million Delayed Draw Term Loan Facility also maturing in five years. The Delayed Draw Term Loan Facility may be drawn within one year and allows for borrowings in U.S. dollars, euros, or British pounds sterling. On that date, we also drew down in full our €236.3 million Amended Term Loan Facility and repaid in full, and terminated, our $250.0 million Prior Term Loan Facility (Note 10).

•	We reduced our mortgage debt outstanding by repaying at maturity or prepaying $286.1 million of non-recourse mortgage loans with a weighted-average interest rate of 5.3% (Note 10).

•	We structured new investments on behalf of the Managed Programs totaling $111.0 million, increasing our assets under management to $13.0 billion as of March 31, 2017.

•	We declared cash distributions totaling $0.9950 per share in the aggregate amount of $106.0 million.

W. P. Carey 3/31/2017 10-Q – 44

Consolidated Results

(in thousands, except shares)

	Three Months Ended March 31,
	2017	2016
Revenues from Owned Real Estate	$168,742	$220,996
Reimbursable tenant costs	5,221	6,309
Revenues from Owned Real Estate (excluding reimbursable tenant costs)	163,521	214,687

Revenues from Investment Management	50,317	49,244
Reimbursable costs from affiliates	25,700	19,738
Revenues from Investment Management (excluding reimbursable costs from affiliates)	24,617	29,506

Total revenues	219,059	270,240
Total reimbursable costs	30,921	26,047
Total revenues (excluding reimbursable costs)	188,138	244,193

Net income from Owned Real Estate attributable to W. P. Carey	51,121	60,546
Net income (loss) from Investment Management attributable to W. P. Carey	6,363	(3,107)
Net income attributable to W. P. Carey	57,484	57,439

Cash distributions paid	106,751	102,239

Net cash provided by operating activities	112,067	120,424
Net cash provided by investing activities	199,586	94,195
Net cash used in financing activities	(314,413)	(109,463)

Supplemental financial measures:
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Owned Real Estate (a)	125,917	129,214
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Investment Management (a)	8,321	10,250
Adjusted funds from operations attributable to W. P. Carey (AFFO) (a)	134,238	139,464

Diluted weighted-average shares outstanding	107,764,279	106,405,453
__________

(a)
We consider Adjusted funds from operations, or AFFO, a supplemental measure that is not defined by GAAP, referred to as a non-GAAP measure, to be an important measure in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

Consolidated Results

Revenues and Net Income Attributable to W. P. Carey

Total revenues decreased for the three months ended March 31, 2017 as compared to the same period in 2016, due to lower revenues within both our Owned Real Estate and Investment Management segments. Owned Real Estate revenue declined substantially due to lease termination income recognized during the prior year period related to a domestic property sold during that period, as well as lower lease revenues due to dispositions of properties since January 1, 2016 (Note 15), partially offset by lease revenues from properties acquired during 2016. Investment Management revenue declined primarily as a result of a decrease in structuring revenue due to lower investment volume for the Managed Programs during the current year period, partially offset by an increase in asset management revenue, primarily as a result of growth in assets under management for the Managed Programs.

W. P. Carey 3/31/2017 10-Q – 45

Net income attributable to W. P. Carey increased slightly for the three months ended March 31, 2017 as compared to the same period in 2016, driven by an improvement in net income from our Investment Management segment, partially offset by a decrease in net income from our Owned Real Estate segment. Within both segments, general and administrative expenses were lower in the current year period compared to the prior year period, primarily as a result of implementing cost savings initiatives, including the RIF, for which we recognized one-time restructuring and other compensation expense during the prior year period. In addition, during the prior year period, we incurred advisory expenses and professional fees within both segments in connection with our formal strategic review, which concluded in May 2016. Additionally, within our Investment Management segment, structuring revenue decreased, while asset management revenue increased. Net income from our Owned Real Estate segment decreased due to lower lease termination income and lease revenues, as described above, partially offset by lower depreciation and amortization expense, an allowance for credit losses recognized during the prior year period, and lower interest expense due to a lower weighted-average interest rate and lower average outstanding balance on our debt during the current year period.

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased for the three months ended March 31, 2017 as compared to the same period in 2016, primarily due to lease termination income received in connection with the sale of a property during the three months ended March 31, 2016, a decrease in structuring revenue received in cash from the Managed Programs as a result of their lower investment volume during the current year period, and a decrease in cash flow as a result of property dispositions during 2016 and 2017. These decreases were partially offset by a decrease in interest expense, the lower general and administrative expenses in the current year period, as discussed above, and an increase in cash flow generated from properties acquired during 2016.

AFFO

AFFO decreased for the three months ended March 31, 2017 as compared to the same period in 2016, primarily due to lower structuring revenue, lower lease revenues, and the lease termination income received in connection with the sale of a property during the prior year period, as described above, partially offset by lower interest expense, lower general and administrative expenses, and higher asset management revenue.

Owned Real Estate

Acquisitions

During the three months ended March 31, 2017, we fully funded and completed an expansion project at a cost totaling $3.3 million (Note 4).

Dispositions

During the three months ended March 31, 2017, we sold one property and a parcel of vacant land from our Owned Real Estate portfolio for total proceeds of $24.2 million, net of selling costs, and recorded a net gain on sale of real estate of less than $0.1 million. We also disposed of two properties with an aggregate carrying value of $31.3 million by transferring ownership to the mortgage lender, in satisfaction of mortgage loans encumbering the properties totaling $28.1 million (net of $3.8 million of cash held in escrow that was retained by the mortgage lender), resulting in a net gain of less than $0.1 million (Note 15).

Financing Transactions

During the three months ended March 31, 2017, we entered into the following financing transactions (Note 10):

•
On January 19, 2017, we completed a public offering of €500.0 million of 2.25% Senior Notes, at a price of 99.448% of par value, issued by our wholly owned subsidiary, WPC Eurobond B.V., which are guaranteed by us. These 2.25% Senior Notes have a 7.5-year term and are scheduled to mature on July 19, 2024.

W. P. Carey 3/31/2017 10-Q – 46

•
On February 22, 2017, we amended and restated our Senior Unsecured Credit Facility to increase its capacity to $1.85 billion, which is comprised of a $1.5 billion Revolver maturing in four years with two six-month extension options, a €236.3 million Amended Term Loan Facility maturing in five years, and a $100.0 million Delayed Draw Term Loan Facility also maturing in five years. The Delayed Draw Term Loan Facility may be drawn within one year and allows for borrowings in U.S. dollars, euros, or British pounds sterling. On that date, we also drew down in full our €236.3 million Amended Term Loan Facility and repaid in full, and terminated, our $250.0 million Prior Term Loan Facility. We incur interest at LIBOR, or a LIBOR equivalent, plus 1.00% on the Revolver, EURIBOR plus 1.10% on the Amended Term Loan Facility, and LIBOR, or a LIBOR equivalent, plus 1.10% on the Delayed Draw Term Loan Facility.

•
In January 2017, we repaid two international non-recourse mortgage loans at maturity with an aggregate principal balance of approximately $243.8 million encumbering the Hellweg 2 Portfolio, which is jointly owned with our affiliate, CPA®:17 – Global. In connection with this repayment, CPA®:17 – Global contributed $80.5 million, which was accounted for as a contribution from a noncontrolling interest. Amounts are based on the exchange rate of the euro as of the date of repayment. The weighted-average interest rate for these mortgage loans on the date of repayment was 5.4%.

•
During the three months ended March 31, 2017, we prepaid non-recourse mortgage loans totaling $42.4 million, including a mortgage loan of $18.5 million encumbering a property that was sold in January 2017 (Note 15). Amounts are based on the exchange rate of the euro as of the date of repayment, as applicable. The weighted-average interest rate for these mortgage loans on their respective dates of prepayment was 4.6%. In connection with these payments, we recognized a loss on extinguishment of debt of less than $0.1 million during the three months ended March 31, 2017, which was included in Other income and (expenses) in the consolidated financial statements.

Composition

As of March 31, 2017, our Owned Real Estate portfolio consisted of 900 net-lease properties, comprising 86.6 million square feet leased to 214 tenants, and two hotels, which are classified as operating properties. As of that date, the weighted-average lease term of the net-lease portfolio was 9.6 years and the occupancy rate was 99.1%.

Investment Management

During the three months ended March 31, 2017, we managed CPA®:17 – Global, CPA®:18 – Global, CWI 1, CWI 2, CCIF, and CESH I. As of March 31, 2017, these Managed Programs had total assets under management of approximately $13.0 billion.

Investment Transactions

During the three months ended March 31, 2017, we structured new investments totaling $111.0 million on behalf of the Managed REITs and CESH I, from which we earned $3.8 million in structuring revenue.

•
CPA®:18 – Global: We structured investments in two properties and two build-to-suit expansions on existing properties for an aggregate of $56.2 million, inclusive of acquisition-related costs. Approximately $48.9 million was invested internationally and $7.3 million was invested in the United States.

•	CESH I: We structured investments in two international student housing development projects for $43.3 million, inclusive of acquisition-related costs.

•	CPA®:17 – Global: We structured an investment in one domestic property for $11.5 million, inclusive of acquisition-related costs.

Financing Transactions

During the three months ended March 31, 2017, we arranged financing totaling $143.0 million for CWI 2, $105.0 million for CPA®:17 – Global, $32.4 million for CPA®:18 – Global, and $15.5 million for CWI 1.

W. P. Carey 3/31/2017 10-Q – 47

Regulatory Changes

On April 6, 2016, the Department of Labor, or DOL, issued its final regulation addressing when a person providing investment advice with respect to an employee benefit plan or individual retirement account is considered to be a fiduciary under the Employee Retirement Income Security Act of 1974, or ERISA, and the Internal Revenue Code. This Fiduciary Rule significantly expands the class of advisers and the scope of investment advice that are subject to fiduciary standards, imposing the same fiduciary standards on advisers to individual retirement accounts that have historically only applied to plans covered under ERISA. The Fiduciary Rule also contains certain exemptions that allow investment advisers to receive compensation for providing investment advice under arrangements that would otherwise be prohibited due to conflicts of interest, such as the Best Interest Contract Exemption and the Principal Transaction Exemption. The Fiduciary Rule was scheduled to take effect on April 10, 2017. However, a memorandum issued by the new presidential administration on February 3, 2017 caused the DOL to seek a delay of the implementation date from the Office of Management and Budget, and on April 4, 2017, the DOL announced a 60-day delay of the applicability date to June 9, 2017. We will continue to monitor how the regulation may be implemented.

Investor Capital Inflows

The investor capital inflows for the funds managed by us during the three months ended March 31, 2017 were as follows:

•
CWI 2 commenced its initial public offering in the first quarter of 2015 and began to admit new stockholders on May 15, 2015. Through March 31, 2017, CWI 2 had raised approximately $821.9 million through its offering, of which $205.6 million was raised during the three months ended March 31, 2017. We earned $2.5 million in Dealer manager fees during the three months ended March 31, 2017 related to this offering. In March 2017, CWI 2 announced that its board of directors had determined to extend its offering through December 31, 2017. On March 31, 2017, CWI 2 suspended its offering in order to determine updated NAVs for its shares as of December 31, 2016 and, as a result, new offering prices for the extended offering. CWI 2 filed a registration statement with the SEC on April 14, 2017, and the registration statement was declared effective on April 27, 2017. Fundraising in connection with the extended offering commenced in May 2017.

•
Two CCIF Feeder Funds commenced their respective initial public offerings in the third quarter of 2015 and invest the proceeds that they raise in the master fund, CCIF. Through March 31, 2017, these funds have invested $182.9 million in CCIF, of which $57.8 million was invested during the three months ended March 31, 2017. We earned $0.8 million in Dealer manager fees during the three months ended March 31, 2017 related to this offering. One of the CCIF Feeder Funds, CCIF 2016 T, closed its offering on April 28, 2017.

•	CESH I commenced its private placement in July 2016. We earned less than $0.1 million in Dealer manager fees during the three months ended March 31, 2017 related to this offering.

W. P. Carey 3/31/2017 10-Q – 48

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

Portfolio Summary

	March 31, 2017	December 31, 2016
Number of net-leased properties	900	903
Number of operating properties (a)	2	2
Number of tenants (net-leased properties)	214	217
Total square footage (net-leased properties, in thousands)	86,563	87,866
Occupancy (net-leased properties)	99.1%	99.1%
Weighted-average lease term (net-leased properties, in years)	9.6	9.7
Number of countries	19	19
Total assets (consolidated basis, in thousands)	$8,197,828	$8,453,954
Net investments in real estate (consolidated basis, in thousands)	5,472,783	5,511,706

	Three Months Ended March 31,
	2017	2016
Financing obtained (in millions, pro rata amount equals consolidated amount) (b)	$633.4	$—
Acquisition volume (in millions, pro rata amount equals consolidated amount)	—	—
Construction and expansion projects fully funded and completed (in millions, pro rata amount equals consolidated amount)	3.3	—
Average U.S. dollar/euro exchange rate	1.0649	1.1026
Average U.S. dollar/British pound sterling exchange rate	1.2381	1.4322
Change in the U.S. CPI (c)	1.0%	0.7%
Change in the Germany CPI (c)	0.2%	0.3%
Change in the United Kingdom CPI (c)	0.6%	(0.1)%
Change in the Spain CPI (c)	(0.9)%	(1.6)%
Change in the Poland CPI (c)	0.7%	(0.5)%
Change in the Netherlands CPI (c)	0.8%	0.7%
Change in the France CPI (c)	0.5%	0.0%

__________

(a)	At both March 31, 2017 and December 31, 2016, operating properties consisted of two hotel properties with an average occupancy of 79.8% for the three months ended March 31, 2017.

(b)
Amount for the three months ended March 31, 2017 includes the issuance of €500.0 million of 2.25% Senior Notes in January 2017 and the amendment and restatement of our Senior Unsecured Credit Facility in February 2017, which increased our borrowing capacity by approximately $100.0 million (Note 10). Dollar amounts are based on the exchange rate of the euro on the dates of activity.

(c)	Many of our lease agreements include contractual increases indexed to changes in the U.S. Consumer Price Index, or CPI, or similar indices in the jurisdictions in which the properties are located.

W. P. Carey 3/31/2017 10-Q – 49

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at March 31, 2017 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(in thousands, except percentages)

Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	Number of Properties	ABR	ABR Percent
Hellweg Die Profi-Baumärkte GmbH & Co. KG (a)	Retail	Retail Stores	Germany	53	$32,840	5.0%
U-Haul Moving Partners Inc. and Mercury Partners, LP	Self Storage	Cargo Transportation, Consumer Services	United States	78	31,853	4.8%
State of Andalucia (a)	Office	Sovereign and Public Finance	Spain	70	25,997	4.0%
Pendragon Plc (a)	Retail	Retail Stores, Consumer Services	United Kingdom	73	20,992	3.2%
Marriott Corporation	Hotel	Hotel, Gaming and Leisure	United States	18	20,065	3.0%
Forterra Building Products (a) (b)	Industrial	Construction and Building	United States and Canada	49	17,002	2.6%
True Value Company	Warehouse	Retail Stores	United States	7	15,680	2.4%
OBI Group (a)	Office, Retail	Retail Stores	Poland	18	14,756	2.2%
UTI Holdings, Inc.	Education Facility	Consumer Services	United States	5	14,359	2.2%
ABC Group Inc. (c)	Industrial, Office, Warehouse	Automotive	Canada, Mexico, and United States	14	13,771	2.1%
Total				385	$207,315	31.5%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Of the 49 properties leased to Forterra Building Products, 44 are located in the United States and five are located in Canada.

(c)
Of the 14 properties leased to ABC Group Inc., six are located in Canada, four are located in Mexico, and four are located in the United States, subject to three master leases all denominated in U.S. dollars.

W. P. Carey 3/31/2017 10-Q – 50

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	Percent	Square Footage (a)	Percent
United States
South
Texas	$56,151	8.5%	8,217	9.5%
Florida	27,937	4.3%	2,600	3.0%
Georgia	20,543	3.1%	3,293	3.8%
Tennessee	15,524	2.4%	2,306	2.7%
Other (b)	9,790	1.5%	1,988	2.3%
Total South	129,945	19.8%	18,404	21.3%

East
North Carolina	19,769	3.0%	4,518	5.2%
Pennsylvania	18,638	2.9%	2,525	2.9%
New Jersey	18,516	2.8%	1,097	1.3%
New York	18,063	2.8%	1,178	1.4%
Massachusetts	15,066	2.3%	1,390	1.6%
Virginia	8,048	1.2%	1,093	1.3%
Connecticut	6,757	1.0%	1,135	1.3%
Other (b)	17,584	2.7%	3,782	4.4%
Total East	122,441	18.7%	16,718	19.4%

West
California	42,224	6.4%	3,303	3.8%
Arizona	26,721	4.1%	3,049	3.5%
Colorado	10,816	1.7%	1,268	1.5%
Utah	6,798	1.0%	920	1.1%
Other (b)	19,515	3.0%	2,322	2.7%
Total West	106,074	16.2%	10,862	12.6%

Midwest
Illinois	21,195	3.2%	3,246	3.7%
Michigan	12,015	1.8%	1,396	1.6%
Indiana	9,282	1.4%	1,418	1.6%
Ohio	8,425	1.3%	1,911	2.2%
Minnesota	6,869	1.0%	811	0.9%
Missouri	6,580	1.0%	1,305	1.5%
Other (b)	17,128	2.6%	3,080	3.6%
Total Midwest	81,494	12.3%	13,167	15.1%
United States Total	439,954	67.0%	59,151	68.4%

International
Germany	54,644	8.3%	6,272	7.2%
United Kingdom	32,270	4.9%	2,569	3.0%
Spain	27,518	4.2%	2,927	3.4%
Poland	16,569	2.5%	2,189	2.5%
The Netherlands	13,867	2.1%	2,233	2.6%
France	13,458	2.0%	1,338	1.5%
Canada	12,267	1.9%	2,196	2.5%
Australia	11,819	1.8%	3,160	3.7%
Finland	11,655	1.8%	1,121	1.3%
Other (c)	23,181	3.5%	3,407	3.9%
International Total	217,248	33.0%	27,412	31.6%

Total	$657,202	100.0%	86,563	100.0%

W. P. Carey 3/31/2017 10-Q – 51

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	Percent	Square Footage (a)	Percent
Industrial	$197,110	30.0%	39,449	45.6%
Office	163,404	24.9%	11,099	12.7%
Retail	104,112	15.9%	9,825	11.4%
Warehouse	93,965	14.2%	18,321	21.2%
Self Storage	31,853	4.8%	3,536	4.1%
Other (d)	66,758	10.2%	4,333	5.0%
Total	$657,202	100.0%	86,563	100.0%
__________

(a)	Includes square footage for any vacant properties.

(b)
Other properties within South include assets in Louisiana, Alabama, Arkansas, Mississippi, and Oklahoma. Other properties within East include assets in Kentucky, South Carolina, Maryland, New Hampshire, and West Virginia. Other properties within West include assets in Washington, Nevada, Oregon, New Mexico, Wyoming, Alaska, and Montana. Other properties within Midwest include assets in Kansas, Nebraska, Wisconsin, Iowa, South Dakota, and North Dakota.

(c)	Includes assets in Norway, Thailand, Mexico, Hungary, Austria, Sweden, Belgium, Malaysia, and Japan.

(d)	Includes ABR from tenants within the following property types: education facility, hotel, theater, fitness facility, and net-lease student housing.

W. P. Carey 3/31/2017 10-Q – 52

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	Percent	Square Footage	Percent
Retail Stores (a)	$112,882	17.2%	14,961	17.3%
Consumer Services	68,775	10.5%	5,565	6.4%
Automotive	52,608	8.0%	8,864	10.2%
Sovereign and Public Finance	38,785	5.9%	3,408	3.9%
Construction and Building	36,012	5.5%	8,142	9.4%
Hotel, Gaming, and Leisure	34,922	5.3%	2,254	2.6%
Beverage, Food, and Tobacco	29,958	4.6%	6,680	7.7%
Cargo Transportation	27,867	4.2%	3,860	4.5%
Media: Advertising, Printing, and Publishing	27,708	4.2%	1,694	2.0%
Healthcare and Pharmaceuticals	27,613	4.2%	1,988	2.3%
Containers, Packaging, and Glass	26,785	4.1%	5,325	6.1%
High Tech Industries	26,081	4.0%	2,438	2.8%
Capital Equipment	23,166	3.5%	4,037	4.7%
Wholesale	14,666	2.2%	2,807	3.2%
Business Services	14,170	2.2%	1,730	2.0%
Durable Consumer Goods	11,098	1.7%	2,486	2.9%
Aerospace and Defense	10,752	1.6%	1,183	1.4%
Grocery	10,627	1.6%	1,260	1.5%
Chemicals, Plastics and Rubber	9,242	1.4%	1,108	1.3%
Metals and Mining	8,953	1.4%	1,341	1.5%
Oil and Gas	8,187	1.2%	368	0.4%
Non-Durable Consumer Goods	7,724	1.2%	1,883	2.2%
Telecommunications	7,358	1.1%	447	0.5%
Banking	7,280	1.1%	596	0.7%
Other (b)	13,983	2.1%	2,138	2.5%
Total	$657,202	100.0%	86,563	100.0%
__________

(a)	Includes automotive dealerships.

(b)
Includes ABR from tenants in the following industries: insurance, electricity, media: broadcasting and subscription, forest products and paper, and environmental industries. Also includes square footage for vacant properties.

W. P. Carey 3/31/2017 10-Q – 53

Lease Expirations
(in thousands, except percentages and number of leases)

Year of Lease Expiration (a)	Number of Leases Expiring	ABR	Percent	Square Footage	Percent
Remaining 2017 (b)	7	$7,031	1.1%	1,159	1.3%
2018	10	10,637	1.6%	1,400	1.6%
2019	23	30,670	4.7%	3,375	3.9%
2020	25	34,972	5.3%	3,537	4.1%
2021	80	40,915	6.2%	6,376	7.4%
2022	40	67,137	10.2%	8,767	10.1%
2023	18	39,899	6.1%	5,641	6.5%
2024	43	92,099	14.0%	11,441	13.2%
2025	44	33,348	5.1%	3,656	4.2%
2026	24	21,603	3.3%	3,275	3.8%
2027	26	41,178	6.3%	6,052	7.0%
2028	9	18,758	2.8%	2,166	2.5%
2029	11	19,426	3.0%	2,897	3.4%
2030	11	46,943	7.1%	4,804	5.6%
Thereafter	87	152,586	23.2%	21,198	24.5%
Vacant	—	—	—%	819	0.9%
Total	458	$657,202	100.0%	86,563	100.0%
__________

(a)	Assumes tenant does not exercise any renewal option.

(b)	One month-to-month lease with ABR of $0.1 million is included in 2017 ABR.

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

W. P. Carey 3/31/2017 10-Q – 54

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

Owned Real Estate

The following table presents the comparative results of our Owned Real Estate segment (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Revenues
Lease revenues	$155,781	$175,244	$(19,463)
Operating property revenues	6,980	6,902	78
Reimbursable tenant costs	5,221	6,309	(1,088)
Lease termination income and other	760	32,541	(31,781)
	168,742	220,996	(52,254)
Operating Expenses
Depreciation and amortization:
Net-leased properties	60,129	81,937	(21,808)
Operating properties	1,069	1,035	34
Corporate depreciation and amortization	324	388	(64)
	61,522	83,360	(21,838)
Property expenses:
Operating property expenses	5,415	5,712	(297)
Reimbursable tenant costs	5,221	6,309	(1,088)
Net-leased properties	4,695	12,060	(7,365)
	15,331	24,081	(8,750)
General and administrative	8,274	9,544	(1,270)
Stock-based compensation expense	1,954	1,837	117
Property acquisition and other expenses	73	2,897	(2,824)
Restructuring and other compensation	—	4,426	(4,426)
	87,154	126,145	(38,991)
Other Income and Expenses
Interest expense	(41,957)	(48,395)	6,438
Equity in earnings of equity method investments in the Managed REITs and real estate	15,235	15,166	69
Other income and (expenses)	40	3,775	(3,735)
	(26,682)	(29,454)	2,772
Income before income taxes and gain on sale of real estate	54,906	65,397	(10,491)
Provision for income taxes	(1,454)	(2,088)	634
Income before gain on sale of real estate	53,452	63,309	(9,857)
Gain on sale of real estate, net of tax	10	662	(652)
Net Income from Owned Real Estate	53,462	63,971	(10,509)
Net income attributable to noncontrolling interests	(2,341)	(3,425)	1,084
Net Income from Owned Real Estate Attributable to W. P. Carey	$51,121	$60,546	$(9,425)

W. P. Carey 3/31/2017 10-Q – 55

Lease Composition and Leasing Activities

As of March 31, 2017, 94.7% of our net leases, based on ABR, have rent increases, of which 67.9% have adjustments based on CPI or similar indices and 26.8% have fixed rent increases. CPI and similar rent adjustments are based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. Over the next 12 months, fixed rent escalations are scheduled to increase ABR by an average of 1.9%, excluding leases that are set to expire within the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to exchange rate fluctuations in various foreign currencies, primarily the euro.

The following discussion presents a summary of rents on existing properties arising from leases with new tenants and renewed leases with existing tenants for the period presented and, therefore, does not include new acquisitions or properties placed into service for our portfolio during the period presented, as applicable.

During the three months ended March 31, 2017, we entered into one new lease for a total of approximately 0.1 million square feet of leased space. The average rent for the leased space is $16.44 per square foot. We provided a tenant improvement allowance for the new lease of $4.5 million. In addition, during the three months ended March 31, 2017, we extended eight leases with existing tenants for a total of approximately 1.3 million square feet of leased space. The estimated average new rent for the leased space is $3.74 per square foot, compared to the average former rent of $4.17 per square foot, reflecting current market conditions. We provided a tenant improvement allowance on three of these leases totaling $1.4 million.

W. P. Carey 3/31/2017 10-Q – 56

Property Level Contribution

The following table presents the Property level contribution for our consolidated net-leased and operating properties as well as a reconciliation to Net income from Owned Real Estate attributable to W. P. Carey (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Existing Net-Leased Properties
Lease revenues	$143,762	$145,393	$(1,631)
Property expenses	(4,301)	(10,724)	6,423
Depreciation and amortization	(55,151)	(55,777)	626
Property level contribution	84,310	78,892	5,418
Recently Acquired Net-Leased Properties
Lease revenues	11,477	—	11,477
Property expenses	(202)	—	(202)
Depreciation and amortization	(4,853)	—	(4,853)
Property level contribution	6,422	—	6,422
Properties Sold or Held for Sale
Lease revenues	542	29,851	(29,309)
Operating revenues	—	57	(57)
Property expenses	(192)	(1,437)	1,245
Depreciation and amortization	(125)	(26,169)	26,044
Property level contribution	225	2,302	(2,077)
Operating Properties
Revenues	6,980	6,845	135
Property expenses	(5,415)	(5,611)	196
Depreciation and amortization	(1,069)	(1,026)	(43)
Property level contribution	496	208	288
Property Level Contribution	91,453	81,402	10,051
Add: Lease termination income and other	760	32,541	(31,781)
Less other expenses:
General and administrative	(8,274)	(9,544)	1,270
Stock-based compensation expense	(1,954)	(1,837)	(117)
Corporate depreciation and amortization	(324)	(388)	64
Property acquisition and other expenses	(73)	(2,897)	2,824
Restructuring and other compensation	—	(4,426)	4,426
Other Income and Expenses
Interest expense	(41,957)	(48,395)	6,438
Equity in earnings of equity method investments in the Managed REITs and real estate	15,235	15,166	69
Other income and (expenses)	40	3,775	(3,735)
	(26,682)	(29,454)	2,772
Income before income taxes and gain on sale of real estate	54,906	65,397	(10,491)
Provision for income taxes	(1,454)	(2,088)	634
Income before gain on sale of real estate	53,452	63,309	(9,857)
Gain on sale of real estate, net of tax	10	662	(652)
Net Income from Owned Real Estate	53,462	63,971	(10,509)
Net income attributable to noncontrolling interests	(2,341)	(3,425)	1,084
Net Income from Owned Real Estate Attributable to W. P. Carey	$51,121	$60,546	$(9,425)

Property level contribution is a non-GAAP measure that we believe to be a useful supplemental measure for management and investors in evaluating and analyzing the financial results of our net-leased and operating properties included in our Owned Real Estate segment over time. Property level contribution presents the lease and operating property revenues, less property expenses and depreciation and amortization. We believe that Property level contribution allows for meaningful comparison

W. P. Carey 3/31/2017 10-Q – 57

between periods of the direct costs of owning and operating our net-leased assets and operating properties. When a property is leased on a net-lease basis, reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on the Property level contribution. While we believe that Property level contribution is a useful supplemental measure, it should not be considered as an alternative to Net income from Owned Real Estate attributable to W. P. Carey as an indication of our operating performance.

Existing Net-Leased Properties

Existing net-leased properties are those that we acquired or placed into service prior to January 1, 2016 and that were not sold or held for sale during the periods presented. For the periods presented, there were 817 existing net-leased properties.

For the three months ended March 31, 2017 as compared to the same period in 2016, property level contribution for existing net-leased properties increased by $5.4 million, primarily due to a decrease in property expenses of $6.4 million and a decrease in depreciation and amortization expense of $0.6 million, partially offset by a decrease in lease revenues of $1.6 million. During the three months ended March 31, 2016, we recorded an allowance for credit losses of $7.1 million on a direct financing lease due to a decline in the estimated amount of future payments we will receive from the tenant, including the possible early termination of the direct financing lease (Note 5), which was included in property expenses. Lease revenues decreased by $2.4 million as a result of a decrease in the average exchange rate of the U.S. dollar in relation to foreign currencies (primarily the euro) between the periods; by $1.1 million due to lease restructurings; and by $0.4 million due to lease expirations. These decreases were partially offset by increases of $1.1 million related to scheduled rent increases; $0.6 million related to completed build-to-suit or expansion projects; and $0.5 million due to new leases with existing tenants.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2015. Since January 1, 2016, we acquired three investments, comprised of 66 properties, all of which were acquired subsequent to March 31, 2016.

For the three months ended March 31, 2017, property level contribution from recently acquired net-leased properties was $6.4 million, reflecting the results of operations of our investments completed during 2016.

Properties Sold or Held for Sale

In addition to the impact on property level contribution related to properties we sold or classified as held for sale during the periods presented, we recognized gains and losses on sale of real estate, lease termination income, and loss on extinguishment of debt. The impact of these transactions is described in further detail below and in Note 15.

During the three months ended March 31, 2017, we disposed of three properties, one of which was held for sale at December 31, 2016, and a parcel of vacant land. During the year ended December 31, 2016, we disposed of 33 properties and a parcel of vacant land.

In the fourth quarter of 2015, we executed a lease amendment with a tenant in a domestic office building. The amendment extended the lease term an additional 15 years to January 31, 2037 and provided a one-time rent payment of $25.0 million, which was paid to us on December 18, 2015. The lease amendment also provided an option to terminate the lease effective February 29, 2016, with additional lease termination fees of $22.2 million to be paid to us on or five days before February 29, 2016 upon exercise of the option. The tenant exercised the option on January 1, 2016. The aggregate of the additional rent payment of $25.0 million and the lease termination fees of $22.2 million were amortized to lease termination income from the lease amendment date on December 4, 2015 through the end of the non-cancelable lease term on February 29, 2016, resulting in $15.0 million recognized during the year ended December 31, 2015 and $32.2 million recognized during the three months ended March 31, 2016 within Lease termination income and other in the consolidated financial statements. During the fourth quarter of 2015, we entered into an agreement to sell the property to a third party. During the three months ended March 31, 2016, we sold the property. As a result of this lease termination and sale, we recognized accelerated amortization of below-market rent intangibles of $16.7 million in the first quarter of 2016, which was recorded as an adjustment to lease revenues. In addition, for the same property, we recognized accelerated amortization of in-place lease intangibles of $20.3 million in that quarter, which is included in depreciation and amortization expense.

W. P. Carey 3/31/2017 10-Q – 58

Operating Properties

Operating properties consist of our investments in two hotels for all periods presented.

For the three months ended March 31, 2017 as compared to the same period in 2016, property level contribution from operating properties was substantially unchanged.

Other Revenues and Expenses

Lease Termination Income and Other

2017 — For the three months ended March 31, 2017, lease termination income and other was $0.8 million, primarily consisting of income related to a lease termination during the period, as well as earnings from our note receivable (Note 5).

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

For the three months ended March 31, 2017 as compared to the same period in 2016, general and administrative expenses in our Owned Real Estate segment, which excludes restructuring and other compensation expenses as described below, decreased by $1.3 million, primarily due to an overall decline in compensation expense and professional fees as a result of the reduction in headcount, including the RIF, and other cost savings initiatives implemented during 2016.

Stock-based Compensation Expense

For the three months ended March 31, 2017, stock-based compensation expense allocated to our Owned Real Estate segment was $2.0 million, substantially unchanged from the prior year period.

Property Acquisition and Other Expenses

For the three months ended March 31, 2017, property acquisition and other expenses were less than $0.1 million, which substantially consisted of immaterial acquisition-related costs incurred on certain investments completed in prior periods.

For the three months ended March 31, 2016, property acquisition and other expenses were $2.9 million, which substantially consisted of advisory expenses and professional fees within our Owned Real Estate segment in connection with the formal strategic review that we completed in May 2016.

Restructuring and Other Compensation

For the three months ended March 31, 2016, we recorded total restructuring and other compensation expenses of $11.5 million, of which $4.4 million was allocated to our Owned Real Estate segment. Included in the total was $5.1 million of severance related to the employment agreement with our former chief executive officer and $6.4 million related to severance, stock-based compensation, and other costs incurred as part of the employee terminations and RIF during the period (Note 12).

Interest Expense

For the three months ended March 31, 2017 as compared to the same period in 2016, interest expense decreased by $6.4 million, primarily due to an overall decrease in our weighted-average interest rate, as well as an overall decrease in our average

W. P. Carey 3/31/2017 10-Q – 59

outstanding debt balance. Our weighted-average interest rate was 3.8% and 4.1% during the three months ended March 31, 2017 and 2016, respectively. Our average outstanding debt balance was $4.2 billion and $4.6 billion during the three months ended March 31, 2017 and 2016, respectively. The weighted-average interest rate of our debt decreased primarily as a result of paying off certain non-recourse mortgage loans with unsecured borrowings, which bear interest at a lower rate than our mortgage loans (Note 10).

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

	Three Months Ended March 31,
	2017	2016
Equity in earnings of equity method investments in the Managed REITs:
Equity in earnings of equity method investments in the Managed REITs	$1,370	$1,028
Distributions of Available Cash: (a)
CPA®:17 – Global	6,810	6,668
CPA®:18 – Global	1,675	1,277
CWI 1	1,701	2,507
CWI 2	1,607	529
Equity in earnings of equity method investments in the Managed REITs	13,163	12,009
Equity in earnings of equity method investments in real estate:
Total equity in earnings of equity method investments in real estate (b)	2,072	3,157
Total equity in earnings of equity method investments in the Managed REITs and real estate	$15,235	$15,166
__________

(a)
We are entitled to receive distributions of our share of earnings up to 10% of the Available Cash from the operating partnerships of each of the Managed REITs, as defined in their respective operating partnership agreements (Note 3). Distributions of Available Cash received and earned from the Managed REITs increased in the aggregate, primarily as a result of new investments that they entered into during 2017 and 2016.

(b)
Decrease for the three months ended March 31, 2017 as compared to the same period in 2016 was primarily due to our proportionate share of approximately $1.5 million of an impairment charge recognized by a jointly owned investment (Note 6).

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

2017 — For the three months ended March 31, 2017, net other income was less than $0.1 million. During the period, we recognized realized gains of $3.4 million related to foreign currency forward contracts and foreign currency collars and interest income of $0.6 million on our deposits. These gains were partially offset by net realized and unrealized losses of $2.5 million recognized on foreign currency transactions as a result of changes in foreign currency exchange rates, a net loss on extinguishment of debt totaling $0.9 million primarily related to the amendment and restatement of our Senior Unsecured Credit Facility (Note 10), and unrealized losses of $0.5 million recognized primarily on our common stock warrants.

W. P. Carey 3/31/2017 10-Q – 60

2016 — For the three months ended March 31, 2016, net other income was $3.8 million. During the period, we recognized net realized and unrealized gains of $2.7 million recognized on foreign currency transactions as a result of changes in foreign currency exchange rates, realized gains of $2.0 million related to foreign currency forward contracts and foreign currency collars, and unrealized gains of $0.8 million recognized primarily on interest rate swaps that did not qualify for hedge accounting. These gains were partially offset by a loss on extinguishment of debt of $1.9 million related to the defeasance of a loan encumbering a property that was sold during the three months ended March 31, 2016.

Provision for Income Taxes

For the three months ended March 31, 2017 as compared to the same period in 2016, provision for income taxes within our Owned Real Estate segment decreased by $0.6 million, primarily due to an increase of $1.0 million in deferred tax benefits primarily associated with basis differences on certain foreign properties, partially offset by an increase of $0.4 million in current federal, foreign, and state franchise taxes due to increases in taxable income on our domestic TRSs and foreign properties.

Gain on Sale of Real Estate, Net of Tax

Gain on sale of real estate, net of tax consists of gain on the sale of properties that were disposed of during the three months ended March 31, 2017 and 2016 (Note 15).

2017 — During the three months ended March 31, 2017, we sold one property and a parcel of vacant land for net proceeds of $24.2 million and recognized a net gain on these sales, net of tax totaling $0.1 million. The property was held for sale at December 31, 2016 (Note 4). In addition, in January 2017, we transferred ownership of two international properties and the related non-recourse mortgage loan, which had an aggregate asset carrying value of $31.3 million and an outstanding balance of $28.1 million (net of $3.8 million of cash held in escrow that was retained by the mortgage lender), respectively, on the dates of transfer, to the mortgage lender, resulting in a net loss of less than $0.1 million.

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

The following tables present other operating data that management finds useful in evaluating result of operations (dollars in millions):

	March 31, 2017	December 31, 2016
Total properties — Managed REITs and CESH I	606	606
Assets under management — Managed Programs (a)	$12,996.6	$12,874.8
Cumulative funds raised — CWI 2 offering (b) (c)	821.9	616.3
Cumulative funds raised — CCIF offering (b) (d)	182.9	125.1
Cumulative funds raised — CESH I offering (e)	113.2	112.8

	Three Months Ended March 31,
	2017	2016
Financings structured — Managed REITs	$295.9	$437.6
Investments structured — Managed REITs and CESH I (f)	111.0	411.7
Funds raised — CWI 2 offering (b) (c)	205.6	157.0
Funds raised — CCIF offering (b) (d)	57.8	14.0
Funds raised — CESH I offering (e)	0.4	—
__________

W. P. Carey 3/31/2017 10-Q – 61

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

(c)
Reflects funds raised from CWI 2’s initial public offering, which commenced in February 2015. In March 2017, CWI 2 announced that its board of directors had determined to extend its offering through December 31, 2017. On March 31, 2017, CWI 2 suspended its offering in order to determine updated NAVs for its shares as of December 31, 2016 and, as a result, new offering prices for the extended offering. CWI 2 filed a registration statement with the SEC on April 14, 2017, and the registration statement was declared effective on April 27, 2017. Fundraising in connection with the extended offering commenced in May 2017.

(d)
Amount represents funding from the CCIF Feeder Funds to CCIF. We began to raise funds on behalf of the CCIF Feeder Funds in the fourth quarter of 2015. One of the CCIF Feeder Funds, CCIF 2016 T, closed its offering on April 28, 2017.

(e)	Reflects funds raised from CESH I’s private placement, which commenced in July 2016.

(f)	Includes acquisition-related costs.

Below is a summary of comparative results of our Investment Management segment (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Revenues
Reimbursable costs from affiliates	$25,700	$19,738	$5,962
Asset management revenue	17,367	14,613	2,754
Structuring revenue	3,834	12,721	(8,887)
Dealer manager fees	3,325	2,172	1,153
Other advisory revenue	91	—	91
	50,317	49,244	1,073
Operating Expenses
Reimbursable costs from affiliates	25,700	19,738	5,962
General and administrative	10,150	11,894	(1,744)
Stock-based compensation expense	4,956	4,770	186
Dealer manager fees and expenses	3,294	3,352	(58)
Subadvisor fees	2,720	3,293	(573)
Depreciation and amortization	908	1,092	(184)
Restructuring and other compensation	—	7,047	(7,047)
Property acquisition and other expenses	—	2,669	(2,669)
	47,728	53,855	(6,127)
Other Income and Expenses
Equity in earnings (losses) of equity method investment in CCIF	539	(155)	694
Other income and (expenses)	476	96	380
	1,015	(59)	1,074
Income (loss) before income taxes	3,604	(4,670)	8,274
Benefit from income taxes	2,759	1,563	1,196
Net Income (Loss) from Investment Management Attributable to W. P. Carey	$6,363	$(3,107)	$9,470

Reimbursable Costs from Affiliates

Reimbursable costs from affiliates represent costs incurred by us on behalf of the Managed Programs, consisting primarily of broker-dealer commissions, distribution and shareholder servicing fees, and marketing and personnel costs, which are reimbursed by the Managed Programs and are reflected as a component of both revenues and expenses.

For the three months ended March 31, 2017 as compared to the same period in 2016, reimbursable costs from affiliates increased by $6.0 million, primarily due to an increase of $4.8 million of distribution and shareholder servicing fees and commissions paid to broker-dealers related to CWI 2’s initial public offering and an increase of $1.5 million of commissions

W. P. Carey 3/31/2017 10-Q – 62

paid to broker-dealers related to the sale of the CCIF Feeder Funds’ shares. These funds had higher fundraising during the current year period. CCIF 2016 T’s offering closed on April 28, 2017. These increases were partially offset by a decrease of $0.4 million in personnel costs reimbursed to us by the Managed Programs.

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

For the three months ended March 31, 2017 as compared to the same period in 2016, asset management revenue increased by $2.8 million as a result of the growth in assets under management due to investment volume after March 31, 2016. Asset management revenue increased by $1.2 million from CCIF, $1.2 million from CWI 2, $0.3 million from CPA®:18 – Global, and $0.1 million from CWI 1. In addition, we recognized asset management revenue of $0.1 million during the current year period from CESH I, which completed its first investment during the second quarter of 2016. These increases were partially offset by a decrease of $0.2 million in asset management revenue from CPA®:17 – Global, which sold 34 self-storage properties during 2016, resulting in a decrease in assets under management for that fund.

Structuring Revenue

We earn structuring revenue when we structure investments and debt placement transactions for the Managed REITs and CESH I. Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation.

For the three months ended March 31, 2017 as compared to the same period in 2016, structuring revenue decreased by $8.9 million. Structuring revenue from CWI 2, CWI 1, CPA®:18 – Global, and CPA®:17 – Global decreased by $4.7 million, $3.2 million, $1.1 million, and $0.8 million, respectively, as a result of lower investment volume during the current year period. These decreases were partially offset by $0.9 million of structuring revenue recognized during the current year period from CESH I, which completed two investments during the period.

Dealer Manager Fees

As discussed in Note 3, we earn a dealer manager fee, depending on the class of common stock sold, of $0.30 or $0.26 per share sold, for the class A common stock and class T common stock, respectively, in connection with CWI 2’s initial public offering, which began in February 2015 and was suspended on March 31, 2017. As discussed above, the registration statement for CWI 2’s extended offering became effective on April 27, 2017, and the new dealer manager fees will be $0.36 and $0.31 per Class A and Class T Shares, respectively, for that offering. We receive dealer manager fees of 2.50% - 3.0% based on the selling price of each share sold in connection with the offerings of the CCIF Feeder Funds, which began in the fourth quarter of 2015. CCIF 2016 T’s offering closed on April 28, 2017. We also receive dealer manager fees of up to 3.0% of gross offering proceeds based on the selling price of each limited partnership unit sold in connection with CESH I’s private placement, which commenced in July 2016. We may re-allow a portion of the dealer manager fees to selected dealers in the offerings. Dealer manager fees that were not re-allowed were classified as Dealer manager fees in the consolidated financial statements. Dealer manager fees earned are generally offset by costs incurred in connection with the offerings, which are included in Dealer manager fees and expenses in the consolidated financial statements.

For the three months ended March 31, 2017 as compared to the same period in 2016, dealer manager fees increased by $1.2 million, primarily due to an increase of $0.6 million in fees earned in connection with the sale of shares of the CCIF Feeder Funds and an increase of $0.6 million in fees earned in connection with the sale of CWI 2 shares in its initial public offering. These funds had higher fundraising during the current year period.

General and Administrative

As discussed in Note 3, certain personnel costs (i.e., those not related to our senior management, our legal transactions team, our broker-dealer, or our investments team) and overhead costs are charged to the CPA® REITs and our Owned Real Estate Segment based on the trailing 12-month reported revenues of the Managed Programs and us, with the remainder borne by our

W. P. Carey 3/31/2017 10-Q – 63

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

For the three months ended March 31, 2017 as compared to the same period in 2016, general and administrative expenses in our Investment Management segment, which excludes restructuring and other compensation expenses as described below, decreased by $1.7 million, primarily due to an overall decline in compensation expense and professional fees as a result of the reduction in headcount, including the RIF, and other cost savings initiatives implemented during 2016. Also contributing to the decrease were lower commissions to investment officers during the current year period, which decreased by $0.5 million, resulting from lower investment volume on behalf of the Managed Programs.

Stock-based Compensation Expense

For the three months ended March 31, 2017, stock-based compensation expense allocated to our Investment Management segment was $5.0 million, substantially unchanged from the prior year period.

Dealer Manager Fees and Expenses

Dealer manager fees earned in the offerings that we manage for the Managed Programs are generally offset by costs incurred in connection with the offerings, which are included in Dealer manager fees and expenses in the consolidated financial statements.

For the three months ended March 31, 2017 as compared to the same period in 2016, dealer manager fees and expenses decreased by less than $0.1 million, primarily due to a decrease of $0.4 million in expenses paid in connection with the CWI 2 initial public offering due to lower compensation expenses, partially offset by an increase of $0.4 million in expenses paid in connection with the sale of shares of the CCIF Feeder Funds.

Subadvisor Fees

As discussed in Note 3, we earn investment management revenue from CWI 1, CWI 2, CPA®:18 – Global, and CCIF. Pursuant to the terms of the subadvisory agreements we have with the third-party subadvisors in connection with both CWI 1 and CWI 2, we pay a subadvisory fee equal to 20% of the amount of fees paid to us by CWI 1 and 25% of the amount of fees paid to us by CWI 2, including but not limited to: acquisition fees, asset management fees, loan refinancing fees, property management fees, and subordinated disposition fees, each as defined in the advisory agreements we have with each of CWI 1 and CWI 2. We also pay to each subadvisor 20% and 25% of the net proceeds resulting from any sale, financing, or recapitalization or sale of securities of CWI 1 and CWI 2, respectively, by us, the advisor. In addition, in connection with the multi-family properties acquired on behalf of CPA®:18 – Global, we entered into agreements with third-party advisors for the acquisition and day-to-day management of the properties, for which we pay 30% of the initial acquisition fees and 100% of asset management fees paid to us by CPA®:18 – Global. Pursuant to the terms of the subadvisory agreement we have with the third-party subadvisor in connection with CCIF, we pay a subadvisory fee equal to 50% of the asset management fees and organization and offering costs paid to us by CCIF.

For the three months ended March 31, 2017 as compared to the same period in 2016, subadvisor fees decreased by $0.6 million, primarily due to a decrease of $0.6 million as a result of lower fees earned from CWI 1 and a decrease of $0.6 million as a result of lower fees earned from CWI 2. Both CWI 1 and CWI 2 completed investments during the prior year period but did not complete any investments during the current year period. These decreases were partially offset by an increase of $0.6 million as a result of an increase in fees earned from CCIF, which paid higher asset management fees to us during the current year period as compared to the prior year period.

Restructuring and Other Compensation

For the three months ended March 31, 2016, we recorded total restructuring and other compensation expenses of $11.5 million, of which $7.0 million was allocated to our Investment Management segment. Included in the total was $5.1 million of severance related to the employment agreement with our former chief executive officer and $6.4 million related to severance, stock-based compensation, and other costs incurred as part of the RIF during that period (Note 12).

W. P. Carey 3/31/2017 10-Q – 64

Property Acquisition and Other Expenses

For three months ended March 31, 2016, we incurred advisory expenses and professional fees of $2.7 million within our Investment Management segment in connection with the formal strategic review that we completed in May 2016.

Equity in Earnings (Losses) of Equity Method Investment in CCIF

In December 2014, we acquired a $25.0 million interest in CCIF (Note 6).

For the three months ended March 31, 2017, we recognized equity in earnings of equity method investment in CCIF of $0.5 million, compared to equity in losses of equity method investment in CCIF of $0.2 million for the three months ended March 31, 2016. Equity in earnings recognized during the current year period reflected an increase in the fair value of investments owned by CCIF. Equity in losses recognized during the prior year period reflected a decrease in the fair value of investments owned by CCIF.

Benefit from Income Taxes

For the three months ended March 31, 2017 as compared to the same period in 2016, benefit from income taxes within our Investment Management segment increased by $1.2 million, primarily due to a deferred windfall tax benefit of $2.2 million recognized during the current year period as a result of the adoption of ASU 2016-09 during the first quarter of 2017, under which such benefits are now reflected as a reduction to provision for income taxes (Note 2), partially offset by a decrease of $0.7 million in benefit from income taxes due to lower pre-tax losses recognized by the TRSs in our Investment Management segment.

Liquidity and Capital Resources

Sources and Uses of Cash During the Period

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund distributions to stockholders. Our cash flows fluctuate periodically due to a number of factors, which may include, among other things: the timing of our equity and debt offerings; the timing of purchases and sales of real estate; the timing of the receipt of proceeds from, and the repayment of, mortgage loans and receipt of lease revenues; the receipt of the annual installment of deferred acquisition revenue and interest thereon from the CPA® REITs; the receipt of the asset management fees in either shares of the common stock or limited partnership units of the Managed Programs or cash; the timing and characterization of distributions from equity investments in the Managed Programs and real estate; the receipt of distributions of Available Cash from the Managed REITs; and changes in foreign currency exchange rates. Despite these fluctuations, we believe that we will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, unused capacity under our Senior Unsecured Credit Facility, proceeds from dispositions of properties, proceeds of mortgage loans, net contributions from noncontrolling interests, and the issuance of additional debt or equity securities, such as sales of our stock through our ATM program, in order to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities — Net cash provided by operating activities decreased by $8.4 million during the three months ended March 31, 2017 as compared to the same period in 2016, primarily due to lease termination income received in connection with the sale of a property during the three months ended March 31, 2016, a decrease in structuring revenue received in cash from the Managed Programs as a result of their lower investment volume during the current year period, and a decrease in cash flow as a result of property dispositions during 2016 and 2017. These decreases were partially offset by a decrease in interest expense, lower general and administrative expenses in the current year period, and an increase in cash flow generated from properties acquired during 2016.

W. P. Carey 3/31/2017 10-Q – 65

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property-related costs.

During the three months ended March 31, 2017, we used $22.8 million to fund short-term loans to the Managed Programs (Note 3), and $210.0 million of such loans made by us in prior periods were repaid during the current year period. We sold one property and a parcel of vacant land for net proceeds of $24.2 million. We used $13.0 million primarily to fund expansions on our existing properties. We also received $1.5 million in distributions from equity investments in the Managed Programs and real estate in excess of cumulative equity income. In addition, we used $1.3 million to invest in capital expenditures for owned real estate.

Financing Activities — During the three months ended March 31, 2017, gross borrowings under our Senior Unsecured Credit Facility were $778.8 million and repayments were $1.3 billion. We received $530.5 million in net proceeds from the issuance of the 2.25% Senior Notes in January 2017, which we used primarily to pay down the outstanding balance on our Revolver at that time (Note 10). In connection with the issuances of these notes and the amendment and restatement our Senior Unsecured Credit Facility in February 2017 (Note 10), we incurred financing costs totaling $12.5 million. We also made prepaid and scheduled non-recourse mortgage loan principal payments of $42.4 million and $257.4 million, respectively. We received contributions from noncontrolling interests totaling $80.5 million, primarily from an affiliate in connection with the repayment at maturity of mortgage loans encumbering the Hellweg 2 Portfolio (Note 10). We paid distributions to stockholders totaling $106.8 million related to the fourth quarter of 2016; and also paid distributions of $6.3 million to affiliates that hold noncontrolling interests in various entities with us.

Summary of Financing

The table below summarizes our non-recourse debt, our Senior Unsecured Notes, and our Senior Unsecured Credit Facility (dollars in thousands):

	March 31, 2017	December 31, 2016
Carrying Value
Fixed rate:
Senior Unsecured Notes (a)	$2,343,062	$1,807,200
Non-recourse mortgage loans (a)	1,130,206	1,406,222
	3,473,268	3,213,422
Variable rate:
Term Loan Facilities (a)	250,944	249,978
Revolver	192,804	676,715
Non-recourse debt (a):
Amount subject to interest rate swaps and cap	147,913	158,765
Floating interest rate mortgage loans	108,423	141,934
	700,084	1,227,392
	$4,173,352	$4,440,814

Percent of Total Debt
Fixed rate	83%	72%
Variable rate	17%	28%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.1%	4.5%
Variable rate (b)	1.9%	1.9%

__________

(a)
Aggregate debt balance includes unamortized deferred financing costs totaling $17.3 million and $13.4 million as of March 31, 2017 and December 31, 2016, respectively, and unamortized discount totaling $12.2 million and $8.0 million as of March 31, 2017 and December 31, 2016, respectively.

W. P. Carey 3/31/2017 10-Q – 66

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At March 31, 2017, our cash resources consisted of the following:

•
cash and cash equivalents totaling $152.8 million. Of this amount, $54.7 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

•	our Revolver, with unused capacity of $1.3 billion, excluding amounts reserved for outstanding letters of credit;

•	our Delayed Draw Term Loan Facility, with a capacity of $100.0 million, which we have not drawn upon; and

•	unleveraged properties that had an aggregate carrying value of $3.4 billion at March 31, 2017, although there can be no assurance that we would be able to obtain financing for these properties.

We also have the ability to access the capital markets, in the form of additional bond and equity offerings, such as the €500.0 million of 2.25% Senior Notes issued in January 2017 (Note 10) and our ATM program, if necessary. During the three months ended March 31, 2017 and 2016, we did not issue any shares of our common stock under either our current or prior ATM program (Note 13). As of March 31, 2017, $400.0 million remained available for issuance under our current ATM program.

Senior Unsecured Credit Facility

Our Senior Unsecured Credit Facility is more fully described in Note 10. A summary of our Senior Unsecured Credit Facility is provided below (in thousands):

	March 31, 2017		December 31, 2016
	Outstanding Balance	Maximum Available	Outstanding Balance	Maximum Available
Term Loan Facilities (a)	$252,655	$352,655	$250,000	$250,000
Revolver	192,804	1,500,000	676,715	1,500,000
__________

(a)
Outstanding balance excludes unamortized discount of $1.4 million at March 31, 2017. Outstanding balance also excludes unamortized deferred financing costs of $0.3 million and less than $0.1 million at March 31, 2017 and December 31, 2016, respectively.

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

We expect to fund future investments, build-to-suit commitments, any capital expenditures on existing properties, scheduled debt maturities on non-recourse mortgage loans and any loans to certain of the Managed Programs (Note 3) through cash generated from operations, cash received from dispositions of properties, the use of our cash reserves or unused amounts on our Revolver and Delayed Draw Term Loan Facility, and/or additional equity or debt offerings.

Our liquidity would be adversely affected by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of mortgage loans, unused capacity on our Revolver and Delayed Draw Term Loan Facility, net contributions from noncontrolling interests, and the issuance of additional debt or equity securities, such as through our ATM program, to meet these needs.

W. P. Carey 3/31/2017 10-Q – 67

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at March 31, 2017 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Unsecured Notes — principal (a) (b)	$2,369,100	$—	$—	$—	$2,369,100
Non-recourse debt — principal (a)	1,388,332	325,538	254,767	388,048	419,979
Senior Unsecured Credit Facility — principal (a) (c)	445,459	—	—	445,459	—
Interest on borrowings (d)	879,504	150,583	267,816	228,781	232,324
Operating and other lease commitments (e)	164,286	8,402	16,584	11,303	127,997
Capital commitments and tenant expansion allowances (f)	148,676	80,582	62,239	2,342	3,513
Restructuring and other compensation commitments (g)	2,558	2,558	—	—	—
	$5,397,915	$567,663	$601,406	$1,075,933	$3,152,913

__________

(a)
Excludes unamortized deferred financing costs totaling $17.3 million, the unamortized discount on the Senior Unsecured Notes of $10.4 million in aggregate, the unamortized discount on the Amended Term Loan Facility of $1.4 million, and the unamortized fair market value adjustment of $0.4 million resulting from the assumption of property-level debt in connection with both the CPA®:15 Merger and the CPA®:16 Merger (Note 10).

(b)	Our Senior Unsecured Notes are scheduled to mature from 2023 through 2026.

(c)	Our Revolver is scheduled to mature on February 22, 2021 unless otherwise extended pursuant to its terms. Our Amended Term Loan Facility is scheduled to mature on February 22, 2022.

(d)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at March 31, 2017.

(e)
Operating and other lease commitments consist primarily of rental obligations under ground leases and the future minimum rents payable on the leases for our principal offices. Pursuant to their respective advisory agreements with us, we are reimbursed by the Managed Programs for their share of overhead costs, which includes a portion of those future minimum rent amounts. Our operating lease commitments are presented net of $9.6 million, based on the allocation percentages as of March 31, 2017, which we estimate the Managed Programs will reimburse us for in full.

(f)	Capital commitments include (i) $123.1 million related to build-to-suit expansions and (ii) $25.6 million related to unfunded tenant improvements, including certain discretionary commitments.

(g)	Represents severance-related obligations to our former chief executive officer and other employees (Note 12).

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at March 31, 2017, which consisted primarily of the euro. At March 31, 2017, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

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

W. P. Carey 3/31/2017 10-Q – 68

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

We modify the NAREIT computation of FFO to include other adjustments to GAAP net income to adjust for certain non-cash charges such as amortization of real estate-related intangibles, deferred income tax benefits and expenses, straight-line rents, stock compensation, gains or losses from extinguishment of debt and deconsolidation of subsidiaries and unrealized foreign currency exchange gains and losses. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. Additionally, we exclude non-core income and expenses such as property acquisition and other expenses (which includes expenses related to the formal strategic review that we completed in May 2016), certain lease termination income, and restructuring and other compensation-related expenses resulting from a reduction in headcount and employee severance arrangements during the three months ended March 31, 2016. We also exclude realized gains/losses on foreign exchange transactions, other than those realized on the settlement of foreign currency derivatives, which are not considered fundamental attributes of our business plan and do not affect our overall long-term operating performance. We refer to our modified definition of FFO as AFFO. We exclude these items from GAAP net income as they are not the primary drivers in our decision making process and excluding these items provides investors a view of our portfolio performance over time and makes it more comparable to other REITs which are currently not engaged in acquisitions, mergers, and restructuring which are not part of our normal business operations. We use AFFO as one measure of our operating performance when we formulate corporate goals, evaluate the effectiveness of our strategies, and determine executive compensation.

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

W. P. Carey 3/31/2017 10-Q – 69

Consolidated FFO and AFFO were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income attributable to W. P. Carey	$57,484	$57,439
Adjustments:
Depreciation and amortization of real property	61,182	82,957
Gain on sale of real estate, net	(10)	(662)
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(2,541)	(2,625)
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO	2,717	1,309
Total adjustments	61,348	80,979
FFO attributable to W. P. Carey — as defined by NAREIT	118,832	138,418
Adjustments:
Above- and below-market rent intangible lease amortization, net (a)	12,491	(1,818)
Stock-based compensation	6,910	6,607
Tax benefit – deferred	(5,551)	(2,988)
Straight-line and other rent adjustments (b)	(3,500)	(26,912)
Other amortization and non-cash items (c) (d)	2,094	(3,202)
Amortization of deferred financing costs (d)	1,400	723
Loss on extinguishment of debt	912	1,925
Realized losses (gains) on foreign currency	403	(212)
Property acquisition and other expenses (e)	73	5,566
Restructuring and other compensation (f)	—	11,473
Allowance for credit losses	—	7,064
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at AFFO	550	1,321
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	(376)	1,499
Total adjustments	15,406	1,046
AFFO attributable to W. P. Carey	$134,238	$139,464

Summary
FFO attributable to W. P. Carey — as defined by NAREIT	$118,832	$138,418
AFFO attributable to W. P. Carey	$134,238	$139,464

W. P. Carey 3/31/2017 10-Q – 70

FFO and AFFO from Owned Real Estate were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income from Owned Real Estate attributable to W. P. Carey	$51,121	$60,546
Adjustments:
Depreciation and amortization of real property	61,182	82,957
Gain on sale of real estate, net	(10)	(662)
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(2,541)	(2,625)
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO	2,717	1,309
Total adjustments	61,348	80,979
FFO attributable to W. P. Carey — as defined by NAREIT — Owned Real Estate	112,469	141,525
Adjustments:
Above- and below-market rent intangible lease amortization, net (a)	12,491	(1,818)
Straight-line and other rent adjustments (b)	(3,500)	(26,912)
Tax benefit – deferred	(2,460)	(1,499)
Other amortization and non-cash items (c) (d)	2,009	(3,246)
Stock-based compensation	1,954	1,837
Amortization of deferred financing costs (d)	1,400	723
Loss on extinguishment of debt	912	1,925
Realized losses (gains) on foreign currency	395	(245)
Property acquisition and other expenses (e)	73	2,897
Allowance for credit losses	—	7,064
Restructuring and other compensation (f)	—	4,426
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at AFFO	550	1,038
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	(376)	1,499
Total adjustments	13,448	(12,311)
AFFO attributable to W. P. Carey — Owned Real Estate	$125,917	$129,214

Summary
FFO attributable to W. P. Carey — as defined by NAREIT — Owned Real Estate	$112,469	$141,525
AFFO attributable to W. P. Carey — Owned Real Estate	$125,917	$129,214

W. P. Carey 3/31/2017 10-Q – 71

FFO and AFFO from Investment Management were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income (loss) from Investment Management attributable to W. P. Carey	$6,363	$(3,107)
FFO attributable to W. P. Carey — as defined by NAREIT — Investment Management	6,363	(3,107)
Adjustments:
Stock-based compensation	4,956	4,770
Tax benefit – deferred	(3,091)	(1,489)
Other amortization and non-cash items (c)	85	44
Realized losses on foreign currency	8	33
Property acquisition and other expenses (e)	—	2,669
Restructuring and other compensation (f)	—	7,047
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at AFFO	—	283
Total adjustments	1,958	13,357
AFFO attributable to W. P. Carey — Investment Management	$8,321	$10,250

Summary
FFO attributable to W. P. Carey — as defined by NAREIT — Investment Management	$6,363	$(3,107)
AFFO attributable to W. P. Carey — Investment Management	$8,321	$10,250
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

(d)
Effective July 1, 2016, the amortization of debt premiums and discounts, which was previously included in Other amortization and non-cash items, is included in Amortization of deferred financing costs. Prior periods are retrospectively adjusted to reflect this change. Amortization of debt premiums and discounts for the three months ended March 31, 2016 was $0.6 million.

(e)	Amount for the three months ended March 31, 2016 is comprised of expenses related to our formal strategic review, which concluded in May 2016.

(f)
Amount for the three months ended March 31, 2016 represents restructuring and other compensation-related expenses resulting from a reduction in headcount, including the RIF, and employee severance arrangements (Note 12).

While we believe that FFO and AFFO are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance. These non-GAAP measures should be used in conjunction with net income as defined by GAAP. FFO and AFFO, or similarly titled measures disclosed by other REITs, may not be comparable to our FFO and AFFO measures.

W. P. Carey 3/31/2017 10-Q – 72

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, and equity prices. The primary risks that we are exposed to are interest rate risk and foreign currency exchange risk. We are also exposed to further market risk as a result of tenant concentrations in certain industries and/or geographic regions, since adverse market factors can affect the ability of tenants in a particular industry/region to meet their respective lease obligations. In order to manage this risk, we view our collective tenant roster as a portfolio and we attempt to diversify such portfolio so that we are not overexposed to a particular industry or geographic region.

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At March 31, 2017, we estimated that the total fair value of our interest rate swaps and cap, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $2.0 million (Note 9).

At March 31, 2017, a significant portion (approximately 86.8%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at March 31, 2017 ranged from 2.0% to 7.8%. The contractual annual interest rates on our variable-rate debt at March 31, 2017 ranged from 0.9% to 6.9%. Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources – Summary of Financing in Item 2 above. The following table presents principal cash outflows for the remainder of 2017, each of the next four calendar years following December 31, 2017, and thereafter, based upon expected maturity dates of our debt obligations outstanding at March 31, 2017 (in thousands):

	2017 (Remainder)	2018	2019	2020	2021	Thereafter	Total	Fair value
Fixed-rate debt (a)	$188,757	$134,759	$86,473	$174,704	$117,578	$2,797,777	$3,500,048	$3,544,873
Variable-rate debt (a)	$5,623	$131,021	$13,189	$42,999	$232,677	$277,334	$702,843	$700,323
__________

(a)	Amounts are based on the exchange rate at March 31, 2017, as applicable.

W. P. Carey 3/31/2017 10-Q – 73

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to interest rate caps, is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at March 31, 2017 would increase or decrease by $5.5 million for each respective 1% change in annual interest rates. As more fully described under Liquidity and Capital Resources – Summary of Financing in Item 2 above, a portion of the debt classified as variable-rate debt in the tables above bore interest at fixed rates at March 31, 2017 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Australia, Asia, and Canada, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, the Australian dollar, and the Canadian dollar, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the net cash flow from that investment. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. As part of our investment strategy, we make intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short-term loans, are included in the determination of net income. For the three months ended March 31, 2017, we recognized net foreign currency transaction losses (included in Other income and (expenses) in the consolidated financial statements) of $2.6 million, primarily due to the weakening of the U.S. dollar relative to the euro during the period. The end-of-period rate for the U.S. dollar in relation to the euro at March 31, 2017 increased by 1.4% to $1.0691 from $1.0541 at December 31, 2016.

The June 23, 2016 referendum by voters in the United Kingdom to exit the European Union, a process commonly referred to as “Brexit,” adversely impacted global markets, including the currencies, and resulted in a sharp decline in the value of the British pound sterling and, to a lesser extent, the euro, as compared to the U.S. dollar. Volatility in exchange rates is expected to continue as the United Kingdom negotiates its likely exit from the European Union. As of March 31, 2017, 4.9% and 22.4% of our total ABR was from the United Kingdom and other European Union countries, respectively. We currently hedge a portion of our British pound sterling exposure and our euro exposure through the next five years, thereby significantly reducing our currency risk. Any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.

We enter into foreign currency forward contracts and collars to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. The estimated fair value of our foreign currency forward contracts and collars, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net asset position of $44.9 million at March 31, 2017. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also issued the euro-denominated 2.0% Senior Notes and 2.25% Senior Notes, and have borrowed under our Revolver and Amended Term Loan Facility in foreign currencies, including the euro and the British pound sterling. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

W. P. Carey 3/31/2017 10-Q – 74

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of March 31, 2017 for the remainder of 2017, each of the next four calendar years following December 31, 2017, and thereafter are as follows (in thousands):

Lease Revenues (a)	2017 (Remainder)	2018	2019	2020	2021	Thereafter	Total
Euro (b)	$116,254	$154,960	$151,864	$149,000	$144,562	$1,121,823	$1,838,463
British pound sterling (c)	24,287	32,396	32,652	32,994	33,267	264,044	419,640
Australian dollar (d)	8,898	11,811	11,811	11,843	11,811	151,659	207,833
Other foreign currencies (e)	12,314	16,540	16,755	15,048	15,248	159,962	235,867
	$161,753	$215,707	$213,082	$208,885	$204,888	$1,697,488	$2,701,803

Scheduled debt service payments (principal and interest) for non-recourse mortgage notes payable and Senior Unsecured Notes for our consolidated foreign operations as of March 31, 2017 for the remainder of 2017, each of the next four calendar years following December 31, 2017, and thereafter are as follows (in thousands):

Debt Service (a) (f)	2017 (Remainder)	2018	2019	2020	2021	Thereafter	Total
Euro (b)	$66,394	$157,093	$37,760	$77,177	$150,331	$1,398,483	$1,887,238
British pound sterling (c)	588	784	784	784	784	10,823	14,547
Other foreign currencies (g)	8,297	8,954	—	—	—	—	17,251
	$75,279	$166,831	$38,544	$77,961	$151,115	$1,409,306	$1,919,036

__________

(a)	Amounts are based on the applicable exchange rates at March 31, 2017. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at March 31, 2017 of $0.5 million. Amounts included the equivalent of $252.7 million borrowed in euro under our Amended Term Loan Facility, which is scheduled to mature on February 22, 2022; the equivalent of $89.8 million borrowed in euro under our Revolver, which is scheduled to mature on February 22, 2021 unless extended pursuant to its terms, but may be prepaid prior to that date pursuant to its terms; the equivalent of $534.6 million of 2.0% Senior Notes outstanding maturing in January 2023; and the equivalent of $534.6 million of 2.25% Senior Notes outstanding maturing in July 2024 (Note 10).

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at March 31, 2017 of $4.1 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the Australian dollar and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at March 31, 2017 of $2.1 million. There is no related mortgage loan on this investment.

(e)	Other foreign currencies for future minimum rents consist of the Canadian dollar, the Malaysian ringgit, the Swedish krona, the Norwegian krone, and the Thai baht.

(f)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at March 31, 2017.

(g)	Other foreign currencies for scheduled debt service payments consist of the Canadian dollar, the Malaysian ringgit, and the Thai baht.

As a result of scheduled balloon payments on certain of our international non-recourse mortgage loans, projected debt service obligations denominated in euros exceed projected lease revenues denominated in euros in 2018. In 2018, balloon payments denominated in euros totaling $117.8 million are due on three non-recourse mortgage loans that are collateralized by properties that we own. We currently anticipate that, by their respective due dates, we will have refinanced or repaid these loans using our cash resources, including unused capacity on our Revolver and Delayed Draw Term Loan Facility, as well as proceeds from dispositions of properties.

Projected debt service obligations denominated in euros exceed projected lease revenues denominated in euros in 2021 and thereafter, primarily due to amounts borrowed in euros under our Amended Term Loan Facility, Revolver, 2.0% Senior Notes, and 2.25% Senior Notes, as described above.

W. P. Carey 3/31/2017 10-Q – 75

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

For the three months ended March 31, 2017, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•	70% related to domestic properties; and

•	30% related to international properties.

At March 31, 2017, our net-lease portfolio, which excludes our operating properties, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our ABR as of that date:

•	67% related to domestic properties;

•	33% related to international properties;

•	30% related to industrial facilities, 25% related to office facilities, 16% related to retail facilities, and 14% related to warehouse facilities; and

•	17% related to the retail stores industry and 11% related to the consumer services industry.

W. P. Carey 3/31/2017 10-Q – 76

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2017 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

W. P. Carey 3/31/2017 10-Q – 77

PART II — OTHER INFORMATION

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
1.1
Equity Sales Agreement, dated March 1, 2017, by and among W. P. Carey Inc. and Wells Fargo Securities, LLC, Barclays Capital Inc., BMO Capital Markets Corp., Capital One Securities, Inc., Jeffries LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Stifel, Nicolaus & Company, Incorporated, as sales agent and/or principal
Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed on March 1, 2017

3.1	Fourth Amended and Restated Bylaws of W. P. Carey Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed March 21, 2017

4.1	Form of Note representing €500 Million Aggregate Principal Amount of 2.250% Senior Notes due 2024	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed January 19, 2017

4.2
Indenture, dated as of November 8, 2016, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of W. P. Carey Inc.’s automatic shelf registration statement on Form S-3ASR (File No. 333-214510)
Incorporated by reference to Exhibit 4.3 to automatic shelf registration statement on Form S-3ASR (File No. 333-214510) filed on November 8, 2016

4.3	Supplemental Indenture, dated as of January 19, 2017, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 19, 2017

10.1
Agency Agreement dated as of January 19, 2017, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on January 19, 2017

10.2
Third Amended and Restated Credit Agreement, dated as of February 22, 2017, by and among W. P. Carey, as Borrower, certain Subsidiaries of W. P. Carey identified therein, from time to time as Guarantors, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Swing Line Lenders and L/C Issuers
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 23, 2017

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

W. P. Carey 3/31/2017 10-Q – 78

Exhibit No.	Description	Method of Filing
101
The following materials from W. P. Carey Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Consolidated Statements of Equity for the three months ended March 31, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

W. P. Carey 3/31/2017 10-Q – 79

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.
Date:	May 9, 2017
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	May 9, 2017
		By:	/s/ Arjun Mahalingam
Arjun Mahalingam
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 3/31/2017 10-Q – 80

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
1.1
Equity Sales Agreement, dated March 1, 2017, by and among W. P. Carey Inc. and Wells Fargo Securities, LLC, Barclays Capital Inc., BMO Capital Markets Corp., Capital One Securities, Inc., Jeffries LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Stifel, Nicolaus & Company, Incorporated, as sales agent and/or principal
Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed on March 1, 2017

3.1	Fourth Amended and Restated Bylaws of W. P. Carey Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed March 21, 2017

4.1	Form of Note representing €500 Million Aggregate Principal Amount of 2.250% Senior Notes due 2024	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed January 19, 2017

4.2
Indenture, dated as of November 8, 2016, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of W. P. Carey Inc.’s automatic shelf registration statement on Form S-3ASR (File No. 333-214510)
Incorporated by reference to Exhibit 4.3 to automatic shelf registration statement on Form S-3ASR (File No. 333-214510) filed on November 8, 2016

4.3	Supplemental Indenture, dated as of January 19, 2017, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 19, 2017

10.1
Agency Agreement dated as of January 19, 2017, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed on January 19, 2017

10.2
Third Amended and Restated Credit Agreement, dated as of February 22, 2017, by and among W. P. Carey, as Borrower, certain Subsidiaries of W. P. Carey identified therein, from time to time as Guarantors, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Swing Line Lenders and L/C Issuers
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 23, 2017

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Description	Method of Filing
101
The following materials from W. P. Carey Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Consolidated Statements of Equity for the three months ended March 31, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.
Filed herewith