Form 10-Q
period 2017-06-30
W. P. Carey Inc.
filed 2017-08-04
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
or

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

Registrant has 106,892,096 shares of common stock, $0.001 par value, outstanding at July 31, 2017.

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

W. P. Carey 6/30/2017 10-Q – 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
Assets
Investments in real estate:
Real estate	$5,276,976	$5,204,126
Operating real estate	81,902	81,711
Net investments in direct financing leases	708,997	684,059
In-place lease and other intangible assets	1,199,289	1,172,238
Above-market rent intangible assets	639,654	632,383
Assets held for sale	32,470	26,247
Investments in real estate	7,939,288	7,800,764
Accumulated depreciation and amortization	(1,174,374)	(1,018,864)
Net investments in real estate	6,764,914	6,781,900
Equity investments in the Managed Programs and real estate	330,540	298,893
Cash and cash equivalents	171,587	155,482
Due from affiliates	129,337	299,610
Other assets, net	280,110	282,149
Goodwill	640,761	635,920
Total assets	$8,317,249	$8,453,954
Liabilities and Equity
Debt:
Unsecured senior notes, net	$2,415,400	$1,807,200
Unsecured term loans, net	369,300	249,978
Unsecured revolving credit facility	165,501	676,715
Non-recourse mortgages, net	1,314,463	1,706,921
Debt, net	4,264,664	4,440,814
Accounts payable, accrued expenses and other liabilities	281,415	266,917
Below-market rent and other intangible liabilities, net	118,736	122,203
Deferred income taxes	86,593	90,825
Distributions payable	108,638	107,090
Total liabilities	4,860,046	5,027,849
Redeemable noncontrolling interest	965	965
Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 106,866,623 and 106,294,162 shares, respectively, issued and outstanding	107	106
Additional paid-in capital	4,423,841	4,399,961
Distributions in excess of accumulated earnings	(989,384)	(894,137)
Deferred compensation obligation	46,711	50,222
Accumulated other comprehensive loss	(243,648)	(254,485)
Total stockholders’ equity	3,237,627	3,301,667
Noncontrolling interests	218,611	123,473
Total equity	3,456,238	3,425,140
Total liabilities and equity	$8,317,249	$8,453,954

 See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2017 10-Q – 2

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Owned Real Estate:
Lease revenues	$158,255	$167,328	$314,036	$342,572
Operating property revenues	8,223	8,270	15,203	15,172
Reimbursable tenant costs	5,322	6,391	10,543	12,700
Lease termination income and other	2,247	838	3,007	33,379
	174,047	182,827	342,789	403,823
Investment Management:
Asset management revenue	17,966	15,005	35,333	29,618
Structuring revenue	14,330	5,968	18,164	18,689
Reimbursable costs from affiliates	13,479	12,094	39,179	31,832
Dealer manager fees	1,000	1,372	4,325	3,544
Other advisory revenue	706	—	797	—
	47,481	34,439	97,798	83,683
	221,528	217,266	440,587	487,506
Operating Expenses
Depreciation and amortization	62,849	66,581	125,279	151,033
Reimbursable tenant and affiliate costs	18,801	18,485	49,722	44,532
General and administrative	17,529	20,951	35,953	42,389
Property expenses, excluding reimbursable tenant costs	10,530	10,510	20,640	28,282
Restructuring and other compensation	7,718	452	7,718	11,925
Subadvisor fees	3,672	1,875	6,392	5,168
Stock-based compensation expense	3,104	4,001	10,014	10,608
Dealer manager fees and expenses	2,788	2,620	6,082	5,972
Property acquisition and other expenses	1,000	(207)	1,073	5,359
Impairment charges	—	35,429	—	35,429
	127,991	160,697	262,873	340,697
Other Income and Expenses
Interest expense	(42,235)	(46,752)	(84,192)	(95,147)
Equity in earnings of equity method investments in the Managed Programs and real estate	15,728	16,429	31,502	31,440
Other income and (expenses)	(916)	426	(400)	4,297
	(27,423)	(29,897)	(53,090)	(59,410)
Income before income taxes and gain on sale of real estate	66,114	26,672	124,624	87,399
(Provision for) benefit from income taxes	(2,448)	8,217	(1,143)	7,692
Income before gain on sale of real estate	63,666	34,889	123,481	95,091
Gain on sale of real estate, net of tax	3,465	18,282	3,475	18,944
Net Income	67,131	53,171	126,956	114,035
Net income attributable to noncontrolling interests	(2,813)	(1,510)	(5,154)	(4,935)
Net Income Attributable to W. P. Carey	$64,318	$51,661	$121,802	$109,100

Basic Earnings Per Share	$0.60	$0.48	$1.13	$1.02
Diluted Earnings Per Share	$0.59	$0.48	$1.13	$1.02
Weighted-Average Shares Outstanding
Basic	107,668,218	106,310,362	107,615,644	106,124,881
Diluted	107,783,204	106,530,036	107,801,318	106,504,226

Distributions Declared Per Share	$1.0000	$0.9800	$1.9950	$1.9542

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2017 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income	$67,131	$53,171	$126,956	$114,035
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	27,957	(44,208)	42,707	(30,175)
Realized and unrealized (loss) gain on derivative instruments	(16,631)	8,869	(22,304)	(2,906)
Change in unrealized (loss) gain on marketable securities	(73)	4	(326)	4
	11,253	(35,335)	20,077	(33,077)
Comprehensive Income	78,384	17,836	147,033	80,958

Amounts Attributable to Noncontrolling Interests
Net income	(2,813)	(1,510)	(5,154)	(4,935)
Foreign currency translation adjustments	(8,675)	1,037	(9,245)	(833)
Realized and unrealized loss on derivative instruments	8	—	5	—
Comprehensive income attributable to noncontrolling interests	(11,480)	(473)	(14,394)	(5,768)
Comprehensive Income Attributable to W. P. Carey	$66,904	$17,363	$132,639	$75,190

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2017 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Six Months Ended June 30, 2017 and 2016
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2017	106,294,162	$106	$4,399,961	$(894,137)	$50,222	$(254,485)	$3,301,667	$123,473	$3,425,140
Shares issued under “at-the-market” offering, net	329,753	1	21,872				21,873		21,873
Contributions from noncontrolling interests							—	90,484	90,484
Acquisition of noncontrolling interest			(1,845)				(1,845)	1,845	—
Shares issued upon delivery of vested restricted share awards	204,964	—	(9,458)				(9,458)		(9,458)
Shares issued upon exercise of stock options and purchases under employee share purchase plan	37,744	—	(1,595)				(1,595)		(1,595)
Delivery of deferred vested shares, net			3,734		(3,734)		—		—
Amortization of stock-based compensation expense			10,014				10,014		10,014
Distributions to noncontrolling interests							—	(11,585)	(11,585)
Distributions declared ($1.9950 per share)			1,158	(217,049)	223		(215,668)		(215,668)
Net income				121,802			121,802	5,154	126,956
Other comprehensive income:
Foreign currency translation adjustments						33,462	33,462	9,245	42,707
Realized and unrealized loss on derivative instruments						(22,299)	(22,299)	(5)	(22,304)
Change in unrealized loss on marketable securities						(326)	(326)		(326)
Balance at June 30, 2017	106,866,623	$107	$4,423,841	$(989,384)	$46,711	$(243,648)	$3,237,627	$218,611	$3,456,238

W. P. Carey 6/30/2017 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
Six Months Ended June 30, 2017 and 2016
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2016	104,448,777	$104	$4,282,042	$(738,652)	$56,040	$(172,291)	$3,427,243	$134,185	$3,561,428
Shares issued under “at-the-market” offering, net	281,301	1	18,609				18,610		18,610
Shares issued to a third party in connection with the redemption of a redeemable noncontrolling interest	217,011	—	13,418				13,418		13,418
Contributions from noncontrolling interests							—	112	112
Shares issued upon delivery of vested restricted share awards	191,266	—	(7,059)				(7,059)		(7,059)
Shares issued upon exercise of stock options and purchases under employee share purchase plan	29,182	—	(1,397)				(1,397)		(1,397)
Deferral of vested shares, net			(4,501)		4,501		—		—
Amortization of stock-based compensation expense			13,815				13,815		13,815
Redemption value adjustment			561				561		561
Distributions to noncontrolling interests							—	(9,328)	(9,328)
Distributions declared ($1.9542 per share)			1,244	(209,610)	248		(208,118)		(208,118)
Net income				109,100			109,100	4,935	114,035
Other comprehensive loss:
Foreign currency translation adjustments						(31,008)	(31,008)	833	(30,175)
Realized and unrealized loss on derivative instruments						(2,906)	(2,906)		(2,906)
Change in unrealized gain on marketable securities						4	4		4
Balance at June 30, 2016	105,167,537	$105	$4,316,732	$(839,162)	$60,789	$(206,201)	$3,332,263	$130,737	$3,463,000

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2017 10-Q – 6

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows — Operating Activities
Net income	$126,956	$114,035
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	129,178	152,136
Distributions of earnings from equity investments	32,590	32,365
Management income received in shares of Managed REITs and other	(31,879)	(13,973)
Equity in earnings of equity method investments in the Managed Programs and real estate	(31,502)	(31,440)
Amortization of rent-related intangibles and deferred rental revenue	24,753	(20,875)
Stock-based compensation expense	10,014	13,815
Straight-line rent	(8,970)	(6,506)
Deferred income taxes	(6,933)	(17,549)
Realized and unrealized losses (gains) on foreign currency transactions, derivatives, extinguishment of debt, and other	6,763	(2,202)
Gain on sale of real estate	(3,475)	(18,944)
Impairment charges	—	35,429
Allowance for credit losses	—	7,064
Changes in assets and liabilities:
Deferred structuring revenue received	9,927	11,833
Net changes in other operating assets and liabilities	(6,097)	(6,226)
Increase in deferred structuring revenue receivable	(4,064)	(4,298)
Net Cash Provided by Operating Activities	247,261	244,664
Cash Flows — Investing Activities
Proceeds from repayment of short-term loans to affiliates	214,495	20,000
Funding of short-term loans to affiliates	(48,492)	(20,000)
Proceeds from sale of real estate	43,809	200,575
Funding for real estate construction and expansions	(23,830)	(18,430)
Purchases of real estate	(6,000)	(385,835)
Capital expenditures on owned real estate	(4,689)	(4,553)
Return of capital from equity investments	3,836	2,174
Change in investing restricted cash	2,405	6,343
Other investing activities, net	1,859	768
Capital contributions to equity investments in real estate	(1,290)	(6)
Capital expenditures on corporate assets	(253)	(803)
Investment in assets of affiliate (Note 2)	—	(14,861)
Net Cash Provided by (Used in) Investing Activities	181,850	(214,628)
Cash Flows — Financing Activities
Repayments of Senior Unsecured Credit Facility	(1,432,814)	(274,967)
Proceeds from Senior Unsecured Credit Facility	1,009,591	575,568
Proceeds from issuance of Unsecured Senior Notes	530,456	—
Scheduled payments of mortgage principal	(287,813)	(43,905)
Distributions paid	(214,117)	(205,922)
Prepayments of mortgage principal	(100,599)	(67,496)
Contributions from noncontrolling interests	90,484	112
Proceeds from shares issued under “at-the-market” offering, net of selling costs	21,864	18,890
Payment of financing costs	(12,464)	(255)
Distributions paid to noncontrolling interests	(11,585)	(9,328)
Payments for withholding taxes upon delivery of equity-based awards and exercises of stock options	(11,159)	(8,450)
Change in financing restricted cash	579	807
Proceeds from exercise of stock options and purchases under the employee share purchase plan	149	136
Net Cash Used in Financing Activities	(417,428)	(14,810)
Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	4,422	852
Net increase in cash and cash equivalents	16,105	16,078
Cash and cash equivalents, beginning of period	155,482	157,227
Cash and cash equivalents, end of period	$171,587	$173,305

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2017 10-Q – 7

W. P. CAREY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business and Organization

W. P. Carey Inc., or W. P. Carey, is, together with its consolidated subsidiaries, a REIT that provides long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and manages a global investment portfolio. We invest primarily in commercial properties domestically and internationally. We earn revenue principally by leasing the properties we own to single corporate tenants, on a triple-net lease basis, which generally requires each tenant to pay the costs associated with operating and maintaining the property.

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

Through our TRSs, we also earn revenue as the advisor to publicly owned, non-listed REITs, which are sponsored by us under the Corporate Property Associates, or CPA®, brand name and invest in similar properties. At June 30, 2017, we were the advisor to Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global, and Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global. We refer to CPA®:17 – Global and CPA®:18 – Global together as the CPA® REITs.

At June 30, 2017, we were also the advisor to Carey Watermark Investors Incorporated, or CWI 1, and Carey Watermark Investors 2 Incorporated, or CWI 2, two publicly owned, non-listed REITs that invest in lodging and lodging-related properties. We refer to CWI 1 and CWI 2 together as the CWI REITs and, together with the CPA® REITs, as the Managed REITs (Note 3).

At June 30, 2017, we also served as the advisor to Carey Credit Income Fund, or CCIF, and its feeder funds, or the CCIF Feeder Funds, each of which is a business development company, or BDC (Note 3). We refer to CCIF and the CCIF Feeder Funds collectively as the Managed BDCs.

At June 30, 2017, we were also the advisor to Carey European Student Housing Fund I, L.P., or CESH I, a limited partnership formed for the purpose of developing, owning, and operating student housing properties and similar investments in Europe. We refer to the Managed REITs, Managed BDCs, and CESH I collectively as the Managed Programs.

On June 15, 2017, our board of directors, or the Board, approved a plan to exit all non-traded retail fundraising activities carried out by our wholly-owned broker-dealer subsidiary, Carey Financial LLC, or Carey Financial, as of June 30, 2017. We currently expect to continue to manage all existing Managed Programs through the end of their natural life cycles (Note 3).

Reportable Segments

As a result of our Board’s decision to exit all non-traded retail fundraising activities, described above, we have revised how we view and present a component of our two reportable segments. As such, effective for the second quarter of 2017, we include equity income generated through our (i) ownership of shares and limited partnership units of the Managed REITs and CESH I and (ii) special member interests in the operating partnerships of the Managed REITs in our Investment Management segment. Previously, these items were recognized within our Owned Real Estate segment. We also include our equity investments in the Managed REITs and CESH I in our Investment Management segment. Both (i) equity in earnings of our equity method investment in CCIF and (ii) our equity investment in CCIF continue to be included in our Investment Management segment. Results of operations and assets by segment for prior periods have been reclassified to conform to the current period presentation.

W. P. Carey 6/30/2017 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

Owned Real Estate — We own and invest in commercial properties principally in North America, Europe, Australia, and Asia that are then leased to companies, primarily on a triple-net lease basis. We also own two hotels, which are considered operating properties. We earn lease revenues from our wholly-owned and co-owned real estate investments that we control. In addition, we generate equity income through co-owned real estate investments that we do not control (Note 7). At June 30, 2017, our owned portfolio was comprised of our full or partial ownership interests in 895 properties, totaling approximately 86.6 million square feet, substantially all of which were net leased to 214 tenants, with an occupancy rate of 99.3%.

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

In addition, we generate equity income through our ownership of shares and limited partnership units of the Managed Programs (Note 7). Through our special member interests in the operating partnerships of the Managed REITs, we also participate in their cash flows (Note 3). Our Board’s decision to exit all non-traded retail fundraising activities through Carey Financial as of June 30, 2017, as discussed above, will not affect the continuation of these current revenue streams. At June 30, 2017, the CPA® REITs collectively owned all or a portion of 461 properties (including certain properties in which we have an ownership interest), totaling approximately 54.1 million square feet, substantially all of which were net leased to 210 tenants, with an occupancy rate of approximately 99.8%. The Managed REITs and CESH I also had interests in 164 operating properties, totaling approximately 19.7 million square feet in the aggregate.

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

W. P. Carey 6/30/2017 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

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

At June 30, 2017, we considered 29 entities VIEs, 22 of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in the consolidated balance sheets (in thousands):

	June 30, 2017	December 31, 2016
Real estate	$858,901	$842,829
Operating real estate	43,474	43,319
Net investments in direct financing leases	39,237	60,294
In-place lease and other intangible assets	259,506	245,480
Above-market rent intangible assets	101,065	98,043
Accumulated depreciation and amortization	(215,370)	(184,710)
Total assets	1,128,986	1,150,093

Non-recourse mortgages, net	$165,421	$406,574
Total liabilities	242,037	548,659

At both June 30, 2017 and December 31, 2016, our seven unconsolidated VIEs included our interests in six unconsolidated real estate investments and one unconsolidated entity among our interests in the Managed Programs, all of which we account for under the equity method of accounting. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities. As of June 30, 2017 and December 31, 2016, the net carrying amount of our investments in these entities was $152.7 million and $152.9 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

At June 30, 2017, we had an investment in a tenancy-in-common interest in various underlying international properties. Consolidation of this investment is not required as such interest does not qualify as a VIE and does not meet the control requirement for consolidation. Accordingly, we account for this investment using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment provides us with significant influence on the operating and financial decisions of this investment.

At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the jointly owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments, nor do we have any legal obligation to fund operating deficits. At June 30, 2017, none of our equity investments had carrying values below zero.

On April 20, 2016, we formed a limited partnership, CESH I, for the purpose of developing, owning, and operating student housing properties and similar investments in Europe. CESH I commenced fundraising in July 2016 through a private placement with an initial offering of $100.0 million and a maximum offering of $150.0 million. Prior to August 30, 2016, which is the date that we had collected $14.2 million of net proceeds on behalf of CESH I from limited partnership units issued in the private placement (primarily to independent investors), we had included CESH I’s financial results and balances in our consolidated financial statements. On August 31, 2016, we determined that CESH I had sufficient equity to finance its operations and that we were no longer considered the primary beneficiary. As a result, we deconsolidated CESH I and began to account for our interest in it at fair value by electing the equity method fair value option available under GAAP. The deconsolidation did not have a material impact on our financial position or results of operations. Following the deconsolidation, we continue to serve as the advisor to CESH I (Note 3).

W. P. Carey 6/30/2017 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

Out-of-Period Adjustments

During the second quarter of 2016, we identified and recorded out-of-period adjustments related to adjustments to prior period income tax returns. We concluded that these adjustments were not material to our consolidated financial statements for any of the current or prior periods presented. The net adjustment is reflected as a $3.0 million reduction of our Benefit from income taxes in the consolidated statements of income for the three and six months ended June 30, 2016.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

In the second quarter of 2017, we reclassified in-place lease intangible assets, net, below-market ground lease intangible assets, net (previously included in Other assets, net), and above-market rent intangible assets, net to be included within Net investments in real estate in our consolidated balance sheets. The accumulated amortization on these assets is now included in Accumulated depreciation and amortization in our consolidated balance sheets. Prior period balances have been reclassified to conform to the current period presentation.

As a result of our Board’s decision to exit all non-traded retail fundraising activities as of June 30, 2017 (Note 1), we have revised how we view and present a component of our two reportable segments. As such, effective for the second quarter of 2017, we include (i) equity in earnings of equity method investments in the Managed REITs and CESH I and (ii) equity investments in the Managed REITs and CESH I in our Investment Management segment. Results of operations and assets by segment for prior periods have been reclassified to conform to the current period presentation.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, which constitute a majority of our revenues, but will apply to reimbursed tenant costs, revenues generated from our operating properties, and our Investment Management business. We will adopt this guidance for our annual and interim periods beginning January 1, 2018 using one of two methods: retrospective restatement for each reporting period presented at the time of adoption, or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. We have not decided which method of adoption we will use. We are evaluating the impact of the new standard and have not yet determined if it will have a material impact on our business or our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces existing sale-leaseback guidance with a new model applicable to both lessees and lessors. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02 is effective for GAAP public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application will be permitted for all entities. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented. The ASU is expected to impact our consolidated financial statements as we have certain operating office and land lease arrangements for which we are the lessee. We are evaluating the impact of the new standard and have not yet determined if it will have a material impact on our business or our consolidated financial statements.

W. P. Carey 6/30/2017 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

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

We adopted ASU 2016-09 as of January 1, 2017 and elected to account for forfeitures as they occur, rather than to account for them based on an estimate of expected forfeitures. This election was adopted using a modified retrospective transition method, with a cumulative effect adjustment to retained earnings. The related financial statement impact of this adjustment is not material. Depending on several factors, such as the market price of our common stock, employee stock option exercise behavior, and corporate income tax rates, the excess tax benefits associated with the exercise of stock options and the vesting and delivery of restricted share awards, or RSAs, restricted share units, or RSUs, and performance share units, or PSUs, could generate a significant income tax benefit in a particular interim period, potentially creating volatility in Net income attributable to W. P. Carey and basic and diluted earnings per share between interim periods. Under the former accounting guidance, windfall tax benefits related to stock-based compensation were recognized within Additional paid-in capital in our consolidated financial statements. Under ASU 2016-09, these amounts are reflected as a reduction to Provision for income taxes. For reference, windfall tax benefits related to stock-based compensation recorded in Additional paid-in capital for the years ended December 31, 2016 and 2015 were $6.7 million and $12.5 million, respectively. Windfall tax benefits related to stock-based compensation recorded as a deferred tax benefit for the three and six months ended June 30, 2017 were $0.8 million and $3.0 million, respectively.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses. ASU 2016-13 introduces a new model for estimating credit losses based on current expected credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. ASU 2016-13 will be effective for public business entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 intends to reduce diversity in practice for certain cash flow classifications, including, but not limited to (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination, (iii) proceeds from the settlement of insurance claims, and (iv) distributions received from equity method investees. ASU 2016-15 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-15 on our consolidated financial statements and will adopt the standard for the fiscal year beginning January 1, 2018.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 intends to reduce diversity in practice for the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective

W. P. Carey 6/30/2017 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2016-18 on our consolidated financial statements and will adopt the standard for the fiscal year beginning January 1, 2018.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 removes step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. ASU 2017-04 will be effective for public business entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years in which a goodwill impairment test is performed, with early adoption permitted. We adopted ASU 2017-04 as of April 1, 2017 on a prospective basis. The adoption of this standard did not have a material impact on our consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term “in substance nonfinancial asset,” in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20. This amendment also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent company may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. ASU 2017-05 is effective for periods beginning after December 15, 2017, with early application permitted for fiscal years beginning after December 15, 2016. We are currently evaluating the impact of ASU 2017-05 on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when to account for a change to the terms and conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, vesting conditions, or classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 will be effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2017-09 on our consolidated financial statements.

W. P. Carey 6/30/2017 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Agreements and Transactions with Related Parties

Advisory Agreements with the Managed Programs

We have advisory agreements with each of the Managed Programs, pursuant to which we earn fees and are entitled to receive reimbursement for fund management expenses, as well as cash distributions. The advisory agreements also entitle us to fees for serving as the dealer manager of the offerings of the Managed Programs. However, as previously noted, as of June 30, 2017, we are exiting all non-traded retail fundraising activities, and as a result, we will no longer receive dealer-manager fees once those fundraising activities are completed in July 2017. We currently expect to continue to manage all existing Managed Programs through the end of their natural life cycles (Note 1). The advisory agreements with each of the Managed REITs have terms of one year, may be renewed for successive one-year periods, and are currently scheduled to expire on December 31, 2017, unless otherwise renewed. The advisory agreement with CCIF is subject to renewal on or before January 26, 2018. The advisory agreement with CESH I, which commenced June 3, 2016, will continue until terminated pursuant to its terms.

The following tables present a summary of revenue earned and/or cash received from the Managed Programs for the periods indicated, included in the consolidated financial statements. Asset management revenue excludes amounts received from third parties (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Asset management revenue	$17,966	$14,990	$35,333	$29,580
Structuring revenue	14,330	5,968	18,164	18,689
Reimbursable costs from affiliates	13,479	12,094	39,179	31,832
Distributions of Available Cash	10,728	10,161	22,521	21,142
Dealer manager fees	1,000	1,372	4,325	3,544
Other advisory revenue	706	—	797	—
Interest income on deferred acquisition fees and loans to affiliates	432	168	1,017	362
	$58,641	$44,753	$121,336	$105,149

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
CPA®:17 – Global	$23,191	$17,012	$40,262	$35,204
CPA®:18 – Global	6,116	9,051	14,319	17,592
CWI 1	7,254	7,233	14,111	18,682
CWI 2	9,098	8,775	33,563	29,309
CCIF	6,049	2,682	10,990	4,362
CESH I	6,933	—	8,091	—
	$58,641	$44,753	$121,336	$105,149

W. P. Carey 6/30/2017 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of amounts included in Due from affiliates in the consolidated financial statements (in thousands):

	June 30, 2017	December 31, 2016
Short-term loans to affiliates, including accrued interest	$72,040	$237,613
Distribution and shareholder servicing fees	28,515	19,341
Deferred acquisition fees receivable, including accrued interest	16,417	21,967
Accounts receivable	4,847	5,005
Reimbursable costs	4,502	4,427
Current acquisition fees receivable	1,580	8,024
Asset management fees receivable	864	2,449
Organization and offering costs	572	784
	$129,337	$299,610

Asset Management Revenue

Under the advisory agreements with the Managed Programs, we earn asset management revenue for managing their investment portfolios. The following table presents a summary of our asset management fee arrangements with the Managed Programs:

Managed Program	Rate	Payable	Description
CPA®:17 – Global	0.5% – 1.75%	2016 50% in cash and 50% in shares of its common stock; 2017 in shares of its common stock	Rate depends on the type of investment and is based on the average market or average equity value, as applicable
CPA®:18 – Global	0.5% – 1.5%	In shares of its class A common stock	Rate depends on the type of investment and is based on the average market or average equity value, as applicable
CWI 1	0.5%	2016 in cash; 2017 in shares of its common stock	Rate is based on the average market value of the investment; we are required to pay 20% of the asset management revenue we receive to the subadvisor
CWI 2	0.55%	In shares of its class A common stock	Rate is based on the average market value of the investment; we are required to pay 25% of the asset management revenue we receive to the subadvisor
CCIF	1.75% – 2.00%	In cash	Based on the average of gross assets at fair value; we are required to pay 50% of the asset management revenue we receive to the subadvisor
CESH I	1.0%	In cash	Based on gross assets at fair value

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

W. P. Carey 6/30/2017 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

Structuring Revenue

Under the terms of the advisory agreements with the Managed REITs and CESH I, we earn revenue for structuring and negotiating investments and related financing. We do not earn any structuring revenue from the Managed BDCs. The following table presents a summary of our structuring fee arrangements with the Managed REITs and CESH I:

Managed Program	Rate	Payable	Description
CPA®:17 – Global	1% – 1.75%, 4.5%	In cash; for non net-lease investments, 1% - 1.75% upon completion; for net-lease investments, 2.5% upon completion, with 2% deferred and payable in three interest-bearing annual installments
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

W. P. Carey 6/30/2017 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Reimbursable Costs from Affiliates

The Managed Programs reimburse us for certain costs that we incur on their behalf, which consist primarily of broker-dealer commissions, marketing costs, an annual distribution and shareholder servicing fee, and certain personnel and overhead costs, as applicable. The following tables present summaries of such fee arrangements:

Broker-Dealer Selling Commissions

Managed Program	Rate	Payable	Description
CWI 2 Class A Shares	January 1, 2016 through March 31, 2017: $0.70 April 27, 2017 through June 30, 2017: $0.84 (a)	In cash upon share settlement; 100% re-allowed to broker-dealers	Per share sold
CWI 2 Class T Shares	January 1, 2016 through March 31, 2017: $0.19 April 27, 2017 through June 30, 2017: $0.23 (a)	In cash upon share settlement; 100% re-allowed to broker-dealers	Per share sold
CCIF Feeder Funds	0% – 3%	In cash upon share settlement; 100% re-allowed to broker-dealers	Based on the selling price of each share sold; CCIF 2016 T’s offering closed on April 28, 2017
CESH I	Up to 7.0% of gross offering proceeds (a)	In cash upon limited partnership unit settlement; 100% re-allowed to broker-dealers	Based on the selling price of each limited partnership unit sold
__________

(a)
In connection with the end of active fundraising by Carey Financial on June 30, 2017, CWI 2 and CESH I facilitated the orderly processing of sales through July 31, 2017 and closed their respective offerings on that date.

Dealer Manager Fees

Managed Program	Rate	Payable	Description
CWI 2 Class A Shares	January 1, 2016 through March 31, 2017: $0.30 April 27, 2017 through June 30, 2017: $0.36 (a)	Per share sold	In cash upon share settlement; a portion may be re-allowed to broker-dealers
CWI 2 Class T Shares	January 1, 2016 through March 31, 2017: $0.26 April 27, 2017 through June 30, 2017: $0.31 (a)	Per share sold	In cash upon share settlement; a portion may be re-allowed to broker-dealers
CCIF Feeder Funds	2.50% – 3.0%	Based on the selling price of each share sold	In cash upon share settlement; a portion may be re-allowed to broker-dealers; CCIF 2016 T’s offering closed on April 28, 2017
CESH I	Up to 3.0% of gross offering proceeds (a)	Per limited partnership unit sold	In cash upon limited partnership unit settlement; a portion may be re-allowed to broker-dealers
__________

(a)
In connection with the end of active fundraising by Carey Financial on June 30, 2017, CWI 2 and CESH I facilitated the orderly processing of sales through July 31, 2017 and closed their respective offerings on that date.

W. P. Carey 6/30/2017 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Annual Distribution and Shareholder Servicing Fee

Managed Program	Rate	Payable	Description
CPA®:18 – Global Class C Shares (a)	1.0%	Accrued daily and payable quarterly in arrears in cash; a portion may be re-allowed to selected dealers
Based on the purchase price per share sold or, once it was reported, the net asset value per share, or NAV; cease paying when underwriting compensation from all sources equals 10% of gross offering proceeds

CWI 2 Class T Shares (a)	1.0%	Accrued daily and payable quarterly in arrears in cash; a portion may be re-allowed to selected dealers
Based on the purchase price per share sold or, once it was reported, the NAV; cease paying on the earlier of six years or when underwriting compensation from all sources equals 10% of gross offering proceeds

Carey Credit Income Fund 2016 T (one of the CCIF Feeder Funds)	0.9%	Payable quarterly in arrears in cash; 100% is re-allowed to selected dealers
Based on the weighted-average net price of shares sold in the public offering; quarterly cash payments will begin to accrue in July 2017 and payment will commence in the fourth quarter of 2017; cease paying on the earlier of when underwriting compensation from all sources equals, including this fee, 10% of gross offering proceeds or the date at which a liquidity event occurs

__________

(a)	Beginning with the payment for the third quarter of 2017, the fee will be paid directly to selected dealers.

Personnel and Overhead Costs

Managed Program	Payable	Description
CPA®:17 – Global and CPA®:18 – Global	In cash
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

CCIF and CCIF Feeder Funds	In cash	Actual expenses incurred, excluding those related to their investment management team and senior management team
CESH I	In cash	Actual expenses incurred

W. P. Carey 6/30/2017 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

Organization and Offering Costs

Managed Program	Payable	Description
CWI 2 (a)	In cash; within 60 days after the end of the quarter in which the offering terminates	Actual costs incurred up to 1.5% of the gross offering proceeds
CCIF and CCIF Feeder Funds	In cash; payable monthly	Up to 1.5% of the gross offering proceeds; we are required to pay 50% of the organization and offering costs we receive to the subadvisor
CESH I (a)	N/A	In lieu of reimbursing us for organization and offering costs, CESH I will pay us limited partnership units, as described below under Other Advisory Revenue
__________

(a)
In connection with the end of active fundraising by Carey Financial on June 30, 2017, CWI 2 and CESH I facilitated the orderly processing of sales through July 31, 2017 and closed their respective offerings on that date.

For CCIF, total reimbursements to us for personnel and overhead costs and organization and offering costs may not exceed 18% of total Front End Fees, as defined in its Declaration of Trust, so that total funds available for investment may not be lower than 82% of total gross proceeds.

Other Advisory Revenue

Under the limited partnership agreement we have with CESH I, we pay all organization and offering costs on behalf of CESH I, and instead of being reimbursed by CESH I on a dollar-for-dollar basis for those costs, we receive limited partnership units of CESH I equal to 2.5% of its gross offering proceeds. This revenue, which commenced in the third quarter of 2016, is included in Other advisory revenue in the consolidated statements of income and totaled $0.6 million for both the three and six months ended June 30, 2017.

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

Distributions of Available Cash

We are entitled to receive distributions of up to 10% of the Available Cash (as defined in the respective advisory agreements) from the operating partnerships of each of the Managed REITs, as described in their respective operating partnership agreements, payable quarterly in arrears. We are required to pay 20% and 25% of such distributions to the subadvisors of CWI 1 and CWI 2, respectively.

Back-End Fees and Interests in the Managed Programs

Under our advisory agreements with certain of the Managed Programs, we may also receive compensation in connection with providing liquidity events for their stockholders. For the Managed REITs, the timing and form of such liquidity events are at the discretion of each REIT’s board of directors, and in certain instances, we have waived these fees in connection with the liquidity events of prior programs that we managed. Therefore, there can be no assurance as to whether or when any of these back-end fees or interests will be realized.

W. P. Carey 6/30/2017 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

Other Transactions with Affiliates

Loans to Affiliates

From time to time, our Board has approved the making of unsecured loans from us to certain of the Managed Programs, at our sole discretion, with each loan at a rate equal to the rate at which we are able to borrow funds under our senior credit facility (Note 10), for the purpose of facilitating acquisitions approved by their respective investment committees that they would not otherwise have had sufficient available funds to complete or, in the case of CWI 1, for the purpose of replacing the existing credit facility that it had with a bank.

The following table sets forth certain information regarding our loans to affiliates (dollars in thousands):

	Interest Rate at June 30, 2017	Maturity Date at June 30, 2017	Maximum Loan Amount Authorized at June 30, 2017	Principal Outstanding Balance at (a)
Managed Program				June 30, 2017	December 31, 2016
CPA®:18 – Global (b)	LIBOR + 1.00%	10/31/2017; 5/15/2018	$50,000	$34,201	$27,500
CWI 1 (b)	LIBOR + 1.00%	3/22/2018	25,000	22,835	—
CESH I (b)	LIBOR + 1.00%	5/3/2018; 5/9/2018	35,000	14,461	—
CWI 2	N/A	N/A	250,000	—	210,000
				$71,497	$237,500
__________

(a)	Amounts exclude accrued interest of $0.5 million and $0.1 million at June 30, 2017 and December 31, 2016, respectively.

(b)	LIBOR means London Interbank Offered Rate.

Other

On February 2, 2016, an entity in which we, one of our employees, and third parties owned 38.3%, 0.5%, and 61.2%, respectively, and which we consolidated, sold a self-storage property (Note 15). In connection with the sale, we made a distribution of $0.1 million to the employee, representing the employee’s share of the net proceeds from the sale.

At June 30, 2017, we owned interests ranging from 3% to 90% in jointly owned investments in real estate, including a jointly controlled tenancy-in-common interest in several properties, with the remaining interests generally held by affiliates. In addition, we owned stock of each of the Managed REITs and CCIF, and limited partnership units of CESH I. We consolidate certain of these investments and account for the remainder either (i) under the equity method of accounting or (ii) at fair value by electing the equity method fair value option available under GAAP (Note 7).

Note 4. Real Estate, Operating Real Estate, and Assets Held for Sale

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, and real estate under construction, is summarized as follows (in thousands):

	June 30, 2017	December 31, 2016
Land	$1,125,825	$1,128,933
Buildings	4,144,218	4,053,334
Real estate under construction	6,933	21,859
Less: Accumulated depreciation	(538,131)	(472,294)
	$4,738,845	$4,731,832

During the six months ended June 30, 2017, the U.S. dollar weakened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro increased by 8.3% to $1.1412 from $1.0541. As a result of this fluctuation in foreign exchange rates, the carrying value of our real estate increased by $107.5 million from December 31, 2016 to June 30, 2017.

W. P. Carey 6/30/2017 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

Depreciation expense, including the effect of foreign currency translation, on our real estate was $35.8 million and $37.0 million for the three months ended June 30, 2017 and 2016, respectively, and $71.2 million and $71.9 million for the six months ended June 30, 2017 and 2016, respectively. Accumulated depreciation of real estate is included in Accumulated depreciation and amortization in the consolidated financial statements.

Acquisition of Real Estate

On June 27, 2017, we acquired an industrial facility in Chicago, Illinois, which was deemed to be a real estate asset acquisition, at a total cost of $6.0 million, including land of $2.2 million, building of $2.5 million, and an in-place lease intangible asset of $1.3 million (Note 6). We also committed to fund an additional $3.6 million of building improvements at that facility by June 2018.

Real Estate Under Construction

During the six months ended June 30, 2017, we capitalized real estate under construction totaling $29.8 million, including net accrual activity of $6.0 million, primarily related to construction projects on our properties. As of June 30, 2017, we had two construction projects in progress (accrued for but not yet funded), and as of December 31, 2016, we had three construction projects in progress. Aggregate unfunded commitments totaled approximately $109.2 million and $135.2 million as of June 30, 2017 and December 31, 2016, respectively.

During the six months ended June 30, 2017, we capitalized and completed the following construction projects, at a total cost of $58.7 million, of which $35.5 million was capitalized during 2016:

•	an expansion project at an industrial facility in Windsor, Connecticut in March 2017 at a cost totaling $3.3 million;

•	an expansion project at an educational facility in Coconut Creek, Florida in May 2017 at a cost totaling $18.2 million;

•	an expansion project at two industrial facilities in Monarto South, Australia in May 2017 at a cost totaling $15.9 million; and

•	a build-to-suit project for an industrial facility in McCalla, Alabama in June 2017 at a cost totaling $21.3 million.

Dispositions of Real Estate

During the six months ended June 30, 2017, we sold five properties and a parcel of vacant land, excluding the sale of one property that was classified as held for sale as of December 31, 2016, and transferred ownership of two properties to the related mortgage lender (Note 15). As a result, the carrying value of our real estate decreased by $46.2 million from December 31, 2016 to June 30, 2017.

Future Dispositions of Real Estate

During the year ended December 31, 2016, three tenants exercised options to repurchase the properties they are leasing from us in accordance with their lease agreements for an aggregate of $29.6 million. However, in June 2017, we restructured the lease with one of the tenants (which occupies two properties), extending the lease expiration date through June 2022, and as such the tenant will not repurchase the properties during 2017, as originally expected. We currently expect that one of the other repurchases will be completed in the third quarter of 2017, and that the third repurchase will be completed in the fourth quarter of 2019, but there can be no assurance that they will be completed within those timeframes or at all. At June 30, 2017, these two properties had an aggregate asset carrying value of $8.8 million.

W. P. Carey 6/30/2017 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

Operating Real Estate

At both June 30, 2017 and December 31, 2016, Operating real estate consisted of our investments in two hotels. Below is a summary of our Operating real estate (in thousands):

	June 30, 2017	December 31, 2016
Land	$6,041	$6,041
Buildings	75,861	75,670
Less: Accumulated depreciation	(14,278)	(12,143)
	$67,624	$69,568

Depreciation expense on our operating real estate was $1.1 million for both the three months ended June 30, 2017 and 2016, respectively, and $2.1 million for both the six months ended June 30, 2017 and 2016, respectively. Accumulated depreciation of operating real estate is included in Accumulated depreciation and amortization in the consolidated financial statements.

Assets Held for Sale

Below is a summary of our properties held for sale (in thousands):

	June 30, 2017	December 31, 2016
Real estate, net	$24,275	$—
Intangible assets, net	8,195	—
Net investments in direct financing leases	—	26,247
Assets held for sale	$32,470	$26,247

At June 30, 2017, we had three properties classified as Assets held for sale with an aggregate carrying value of $32.5 million, including two international properties with an aggregate carrying value of $18.3 million. Subsequent to June 30, 2017 and through the date of this Report, we sold all of these properties (Note 17).

At December 31, 2016, we had one property classified as Assets held for sale with a carrying value of $26.2 million. In addition, there was a deferred tax liability of $2.5 million related to this property as of December 31, 2016, which is included in Deferred income taxes in the consolidated balance sheets. The property was sold during the six months ended June 30, 2017 (Note 15).

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in direct financing leases, note receivable, and deferred acquisition fees. Operating leases are not included in finance receivables as such amounts are not recognized as an asset in the consolidated financial statements.

Net Investments in Direct Financing Leases

Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $16.3 million and $18.0 million for the three months ended June 30, 2017 and 2016, respectively, and $32.5 million and $36.3 million for the six months ended June 30, 2017 and 2016, respectively. During the six months ended June 30, 2017, the U.S. dollar weakened against the euro, resulting in a $26.5 million increase in the carrying value of Net investments in direct financing leases from December 31, 2016 to June 30, 2017.

Note Receivable

At June 30, 2017 and December 31, 2016, we had a note receivable with an outstanding balance of $10.2 million and $10.4 million, respectively, representing the expected future payments under a sales type lease, which was included in Other assets, net in the consolidated financial statements. Earnings from our note receivable are included in Lease termination income and other in the consolidated financial statements.

W. P. Carey 6/30/2017 10-Q – 22

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

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. As of June 30, 2017 and December 31, 2016, we had allowances for credit losses of $14.0 million and $13.3 million, respectively, on a single direct financing lease, including the impact of foreign currency translation. This allowance was established in the fourth quarter of 2015. During the six months ended June 30, 2016, we increased the allowance by $7.1 million, which was recorded in Property expenses, excluding reimbursable tenant costs in the consolidated financial statements, due to a decline in the estimated amount of future payments we will receive from the tenant. At both June 30, 2017 and December 31, 2016, none of the balances of our finance receivables were past due. There were no modifications of finance receivables during the six months ended June 30, 2017.

We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. A credit quality of one through three indicates a range of investment grade to stable. A credit quality of four through five indicates a range of inclusion on the watch list to risk of default. The credit quality evaluation of our finance receivables was last updated in the second quarter of 2017. We believe the credit quality of our deferred acquisition fees receivable falls under category one, as the CPA® REITs are expected to have the available cash to make such payments.

A summary of our finance receivables by internal credit quality rating, excluding our deferred acquisition fees receivable, is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
1 - 3	25	27	$621,252	$621,955
4	7	5	96,178	70,811
5	1	1	1,733	1,644
			$719,163	$694,410

Note 6. Goodwill and Other Intangibles

We have recorded net lease and internal-use software development intangibles that are being amortized over periods ranging from three years to 40 years. In addition, we have several ground lease intangibles that are being amortized over periods of up to 99 years. In-place lease and below-market ground lease (as lessee) intangibles, at cost are included in In-place lease and other intangible assets in the consolidated financial statements. Above-market rent intangibles, at cost are included in Above-market rent intangible assets in the consolidated financial statements. Accumulated amortization of in-place lease, below-market ground lease (as lessee), and above-market rent intangibles is included in Accumulated depreciation and amortization in the consolidated financial statements. Internal-use software development and trade name intangibles are included in Other assets, net in the consolidated financial statements. Below-market rent, above-market ground lease (as lessee), and below-market purchase option intangibles are included in Below-market rent and other intangible liabilities, net in the consolidated financial statements.

In connection with our investment activity during the six months ended June 30, 2017 (Note 4), we recorded an in-place lease intangible asset of $1.3 million, which has an expected life of 21 years.

Goodwill within our Owned Real Estate segment increased by $4.9 million during the six months ended June 30, 2017 due to foreign currency translation adjustments, from $572.3 million as of December 31, 2016 to $577.2 million as of June 30, 2017. Goodwill within our Investment Management segment was $63.6 million as of June 30, 2017, unchanged from December 31, 2016. In connection with our Board’s decision to exit all non-traded retail fundraising activities (Note 1), we performed a test for impairment during the second quarter of 2017 on goodwill recorded in our Investment Management segment, and no impairment was indicated.

W. P. Carey 6/30/2017 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$18,670	$(6,458)	$12,212	$18,568	$(5,068)	$13,500
Trade name	3,975	—	3,975	3,975	—	3,975
	22,645	(6,458)	16,187	22,543	(5,068)	17,475
Lease Intangibles:
In-place lease	1,180,259	(377,760)	802,499	1,148,232	(322,119)	826,113
Above-market rent	639,654	(242,690)	396,964	632,383	(210,927)	421,456
Below-market ground lease	18,092	(1,515)	16,577	23,140	(1,381)	21,759
	1,838,005	(621,965)	1,216,040	1,803,755	(534,427)	1,269,328
Indefinite-Lived Goodwill and Intangible Assets
Goodwill	640,761	—	640,761	635,920	—	635,920
Below-market ground lease	938	—	938	866	—	866
	641,699	—	641,699	636,786	—	636,786
Total intangible assets	$2,502,349	$(628,423)	$1,873,926	$2,463,084	$(539,495)	$1,923,589

Finite-Lived Intangible Liabilities
Below-market rent	$(135,238)	$43,633	$(91,605)	$(133,137)	$38,231	$(94,906)
Above-market ground lease	(13,126)	2,706	(10,420)	(12,948)	2,362	(10,586)
	(148,364)	46,339	(102,025)	(146,085)	40,593	(105,492)
Indefinite-Lived Intangible Liabilities
Below-market purchase option	(16,711)	—	(16,711)	(16,711)	—	(16,711)
Total intangible liabilities	$(165,075)	$46,339	$(118,736)	$(162,796)	$40,593	$(122,203)

Net amortization of intangibles, including the effect of foreign currency translation, was $38.0 million and $41.2 million for the three months ended June 30, 2017 and 2016, respectively, and $75.7 million and $87.5 million for the six months ended June 30, 2017 and 2016, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues; amortization of internal-use software development and in-place lease intangibles is included in Depreciation and amortization; and amortization of above-market ground lease and below-market ground lease intangibles is included in Property expenses, excluding reimbursable tenant costs.

Note 7. Equity Investments in the Managed Programs and Real Estate

We own interests in certain unconsolidated real estate investments with the Managed Programs and also own interests in the Managed Programs. We account for our interests in these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences) or at fair value by electing the equity method fair value option available under GAAP.

W. P. Carey 6/30/2017 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

The following table presents Equity in earnings of equity method investments in the Managed Programs and real estate, which represents our proportionate share of the income or losses of these investments, as well as certain adjustments related to amortization of basis differences related to purchase accounting adjustments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Distributions of Available Cash (Note 3)	$10,728	$10,161	$22,521	$21,142
Proportionate share of equity in earnings of equity investments in the Managed Programs	1,603	3,322	3,802	4,434
Amortization of basis differences on equity method investments in the Managed Programs	(324)	(252)	(614)	(491)
Total equity in earnings of equity method investments in the Managed Programs	12,007	13,231	25,709	25,085
Equity in earnings of equity method investments in real estate	4,216	4,157	7,160	8,259
Amortization of basis differences on equity method investments in real estate	(495)	(959)	(1,367)	(1,904)
Equity in earnings of equity method investments in the Managed Programs and real estate	$15,728	$16,429	$31,502	$31,440

Managed Programs

We own interests in the Managed Programs and account for these interests under the equity method because, as their advisor and through our ownership of their common stock, we do not exert control over, but we do have the ability to exercise significant influence on, the Managed Programs. Operating results of the Managed Programs are included in the Investment Management segment.

The following table sets forth certain information about our investments in the Managed Programs (dollars in thousands):

	% of Outstanding Interests Owned at		Carrying Amount of Investment at
Fund	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
CPA®:17 – Global	3.801%	3.456%	$113,738	$99,584
CPA®:17 – Global operating partnership	0.009%	0.009%	—	—
CPA®:18 – Global	2.075%	1.616%	22,972	17,955
CPA®:18 – Global operating partnership	0.034%	0.034%	209	209
CWI 1	1.509%	1.109%	18,235	11,449
CWI 1 operating partnership	0.015%	0.015%	186	—
CWI 2	0.987%	0.773%	8,961	5,091
CWI 2 operating partnership	0.015%	0.015%	300	300
CCIF	9.551%	13.322%	23,750	23,528
CESH I (a)	2.392%	2.431%	2,948	2,701
			$191,299	$160,817
__________

(a)	Investment is accounted for at fair value.

CPA®:17 – Global — The carrying value of our investment in CPA®:17 – Global at June 30, 2017 includes asset management fees receivable, for which 243,578 shares of CPA®:17 – Global common stock were issued during the third quarter of 2017. We received distributions from this investment during the six months ended June 30, 2017 and 2016 of $4.0 million and $3.7 million, respectively. We received distributions from our investment in the CPA®:17 – Global operating partnership during the six months ended June 30, 2017 and 2016 of $13.8 million and $12.5 million, respectively.

W. P. Carey 6/30/2017 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

CPA®:18 – Global — The carrying value of our investment in CPA®:18 – Global at June 30, 2017 includes asset management fees receivable, for which 116,752 shares of CPA®:18 – Global class A common stock were issued during the third quarter of 2017. We received distributions from this investment during the six months ended June 30, 2017 and 2016 of $0.7 million and $0.4 million, respectively. We received distributions from our investment in the CPA®:18 – Global operating partnership during the six months ended June 30, 2017 and 2016 of $3.9 million and $3.7 million, respectively.

CWI 1 — The carrying value of our investment in CWI 1 at June 30, 2017 includes asset management fees receivable, for which 110,301 shares of CWI 1 common stock were issued during the third quarter of 2017. We received distributions from this investment during the six months ended June 30, 2017 and 2016 of $0.5 million and $0.4 million, respectively. We received distributions from our investment in the CWI 1 operating partnership during the six months ended June 30, 2017 and 2016 of $3.2 million and $4.1 million, respectively.

CWI 2 — The carrying value of our investment in CWI 2 at June 30, 2017 includes asset management fees receivable, for which 67,679 shares of CWI 2 class A common stock were issued during the third quarter of 2017. We received distributions from this investment during the six months ended June 30, 2017 and 2016 of $0.1 million and less than $0.1 million, respectively. We received distributions from our investment in the CWI 2 operating partnership during the six months ended June 30, 2017 and 2016 of $1.6 million and $0.9 million, respectively.

CCIF — We received distributions from this investment during the six months ended June 30, 2017 and 2016 of $0.5 million and $0.1 million, respectively.

CESH I — Under the limited partnership agreement we have with CESH I, we pay all organization and offering costs on behalf of CESH I, and instead of being reimbursed by CESH I on a dollar-for-dollar basis for those costs, we receive limited partnership units of CESH I equal to 2.5% of its gross offering proceeds (Note 3). We have elected to account for our investment in CESH I at fair value by selecting the equity method fair value option available under GAAP. We record our investment in CESH I on a one quarter lag; therefore, the balance of our equity method investment in CESH I recorded as of June 30, 2017 is based on the estimated fair value of our equity method investment in CESH I as of March 31, 2017. We did not receive distributions from this investment during the six months ended June 30, 2017.

At June 30, 2017 and December 31, 2016, the aggregate unamortized basis differences on our equity investments in the Managed Programs were $36.7 million and $31.7 million, respectively.

Interests in Other Unconsolidated Real Estate Investments

We own equity interests in single-tenant net-leased properties that are generally leased to companies through noncontrolling interests (i) in partnerships and limited liability companies that we do not control but over which we exercise significant influence or (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly owned with affiliates. We account for these investments under the equity method of accounting. Operating results of our unconsolidated real estate investments are included in the Owned Real Estate segment.

The following table sets forth our ownership interests in our equity investments in real estate, excluding the Managed Programs, and their respective carrying values (dollars in thousands):

			Carrying Value at
Lessee	Co-owner	Ownership Interest	June 30, 2017	December 31, 2016
The New York Times Company	CPA®:17 – Global	45%	$69,511	$69,668
Frontier Spinning Mills, Inc.	CPA®:17 – Global	40%	24,140	24,138
Beach House JV, LLC (a)	Third Party	N/A	15,105	15,105
ALSO Actebis GmbH (b)	CPA®:17 – Global	30%	11,807	11,205
Jumbo Logistiek Vastgoed B.V. (b) (c)	CPA®:17 – Global	15%	10,319	8,739
Wagon Automotive GmbH (b)	CPA®:17 – Global	33%	8,025	8,887
Wanbishi Archives Co. Ltd. (d)	CPA®:17 – Global	3%	334	334
			$139,241	$138,076
__________

(a)	This investment is in the form of a preferred equity interest.

W. P. Carey 6/30/2017 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

(b)	The carrying value of this investment is affected by fluctuations in the exchange rate of the euro.

(c)
This investment represents a tenancy-in-common interest, whereby the property is encumbered by the debt for which we are jointly and severally liable. The co-obligor is CPA®:17 – Global and the amount due under the arrangement was approximately $73.3 million at June 30, 2017. Of this amount, $11.0 million represents the amount we agreed to pay and is included within the carrying value of the investment at June 30, 2017.

(d)	The carrying value of this investment is affected by fluctuations in the exchange rate of the yen.

We received aggregate distributions of $8.1 million and $8.7 million from our other unconsolidated real estate investments for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017 and December 31, 2016, the aggregate unamortized basis differences on our unconsolidated real estate investments were $7.1 million and $6.7 million, respectively.

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

Equity Investment in CESH I — We have elected to account for our investment in CESH I at fair value by selecting the equity method fair value option available under GAAP (Note 7). The fair value of our equity investment in CESH I approximated its carrying value as of June 30, 2017 and December 31, 2016.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the three or six months ended June 30, 2017 or 2016. Gains and losses (realized and unrealized) included in earnings are reported within Other income and (expenses) on our consolidated financial statements.

W. P. Carey 6/30/2017 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		June 30, 2017		December 31, 2016
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Unsecured Senior Notes, net (a) (b) (c)	2	$2,415,400	$2,509,432	$1,807,200	$1,828,829
Non-recourse mortgages, net (a) (b) (d)	3	1,314,463	1,328,731	1,706,921	1,711,364
Note receivable (d)	3	10,166	9,856	10,351	10,046
__________

(a)
The carrying value of Unsecured Senior Notes, net (Note 10) includes unamortized deferred financing costs of $15.4 million and $12.1 million at June 30, 2017 and December 31, 2016, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of $1.2 million and $1.3 million at June 30, 2017 and December 31, 2016, respectively.

(b)
The carrying value of Unsecured Senior Notes, net includes unamortized discount of $10.4 million and $7.8 million at June 30, 2017 and December 31, 2016, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $0.9 million and $0.2 million at June 30, 2017 and December 31, 2016, respectively.

(c)
We determined the estimated fair value of the Unsecured Senior Notes using quoted market prices in an open market with limited trading volume, where available. In cases where there was no trading volume, we determined the estimated fair value using a discounted cash flow model using a rate that reflects the average yield of similar market participants.

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

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both June 30, 2017 and December 31, 2016.

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

We did not recognize any impairment charges during the three or six months ended June 30, 2017.

During both the three and six months ended June 30, 2016, we recognized impairment charges totaling $35.4 million, including $10.2 million allocated to goodwill, on a portfolio of 14 properties in order to reduce the carrying values of the properties to their estimated fair values. The fair value measurements for the properties, which totaled $120.3 million, approximated their estimated selling prices, less estimated costs to sell. We sold these properties in October 2016.

W. P. Carey 6/30/2017 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)

Note 9. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are four main components of economic risk that impact us: interest rate risk, credit risk, market risk, and foreign currency risk. We are primarily subject to interest rate risk on our interest-bearing liabilities, including our Senior Unsecured Credit Facility and Unsecured Senior Notes (Note 10). Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, as well as changes in the value of our other securities and the shares or limited partnership units we hold in the Managed Programs due to changes in interest rates or other market factors. We own investments in North America, Europe, Australia, and Asia and are subject to risks associated with fluctuating foreign currency exchange rates.

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

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both June 30, 2017 and December 31, 2016, no cash collateral had been posted nor received for any of our derivative positions.

W. P. Carey 6/30/2017 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Foreign currency forward contracts	Other assets, net	$21,496	$37,040	$—	$—
Foreign currency collars	Other assets, net	8,801	17,382	—	—
Interest rate swaps	Other assets, net	205	190	—	—
Interest rate cap	Other assets, net	40	45	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(2,197)	(2,996)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(2,024)	—
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	3,417	3,752	—	—
Interest rate swaps (a)	Other assets, net	14	9	—	—
Total derivatives		$33,973	$58,418	$(4,221)	$(2,996)
__________

(a)	These interest rate swaps do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the underlying variable-rate debt.

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss) (Effective Portion) (a)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2017	2016	2017	2016
Foreign currency collars	$(8,146)	$6,443	$(10,604)	$4,057
Foreign currency forward contracts	(8,034)	2,966	(11,670)	(4,208)
Interest rate swaps	(20)	(526)	529	(2,497)
Interest rate caps	(15)	5	(9)	8
Derivatives in Net Investment Hedging Relationships (b)
Foreign currency forward contracts	(195)	1,104	(4,176)	(1,157)
Total	$(16,410)	$9,992	$(25,930)	$(3,797)

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss) (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Foreign currency forward contracts	Other income and (expenses)	$1,692	$1,780	$3,882	$3,390
Foreign currency collars	Other income and (expenses)	1,164	173	2,419	605
Interest rate swaps and caps	Interest expense	(340)	(531)	(738)	(1,066)
Total		$2,516	$1,422	$5,563	$2,929
__________

(a)
Excludes net losses of $0.4 million and less than $0.1 million recognized on unconsolidated jointly owned investments for the three months ended June 30, 2017 and 2016, respectively, and net losses of $0.6 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively.

W. P. Carey 6/30/2017 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)

(b)	The effective portion of the changes in fair value of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive income (loss).

Amounts reported in Other comprehensive income (loss) related to interest rate swaps will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. As of June 30, 2017, we estimate that an additional $0.9 million and $9.7 million will be reclassified as interest expense and other income, respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Foreign currency collars	Other income and (expenses)	$(407)	$454	$(493)	$179
Stock warrants	Other income and (expenses)	67	(201)	(335)	(201)
Interest rate swaps	Other income and (expenses)	—	1,181	9	2,255
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps (a)	Interest expense	141	148	302	263
Foreign currency forward contracts	Other income and (expenses)	(63)	163	(61)	141
Foreign currency collars	Other income and (expenses)	2	14	2	38
Total		$(260)	$1,759	$(576)	$2,675
__________

(a)	Relates to the ineffective portion of the hedging relationship.

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

W. P. Carey 6/30/2017 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at June 30, 2017 are summarized as follows (currency in thousands):

	Number of Instruments	Notional Amount		Fair Value at June 30, 2017 (a)
Interest Rate Derivatives
Designated as Cash Flow Hedging Instruments
Interest rate swaps	11	105,912	USD	$(1,781)
Interest rate swap	1	5,842	EUR	(211)
Interest rate cap	1	30,634	EUR	40
Not Designated as Cash Flow Hedging Instruments
Interest rate swap (b)	1	2,924	USD	14
				$(1,938)
__________

(a)	Fair value amounts are based on the exchange rate of the euro at June 30, 2017, as applicable.

(b)	This interest rate swap does not qualify for hedge accounting; however, it does protect against fluctuations in interest rates related to the underlying variable-rate debt.

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

The following table presents the foreign currency derivative contracts we had outstanding at June 30, 2017, which were designated as cash flow hedges (currency in thousands):

	Number of Instruments	Notional Amount		Fair Value at June 30, 2017
Foreign Currency Derivatives
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	28	84,385	EUR	$16,757
Foreign currency collars	22	41,000	GBP	7,255
Foreign currency forward contracts	6	3,210	GBP	832
Foreign currency forward contracts	10	12,591	AUD	660
Foreign currency collars	22	82,900	EUR	(478)
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	3	74,463	AUD	3,247
				$28,273

W. P. Carey 6/30/2017 10-Q – 32

Notes to Consolidated Financial Statements (Unaudited)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of June 30, 2017. At June 30, 2017, our total credit exposure and the maximum exposure to any single counterparty was $29.2 million and $17.5 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At June 30, 2017, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $4.5 million and $3.3 million at June 30, 2017 and December 31, 2016, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at June 30, 2017 or December 31, 2016, we could have been required to settle our obligations under these agreements at their aggregate termination value of $4.7 million and $3.3 million, respectively.

Net Investment Hedges

At June 30, 2017, the amount borrowed in euro outstanding under our Amended Term Loan (Note 10) that was designated as a net investment hedge was €164.0 million. Additionally, we have issued two sets of euro-denominated senior notes, each with a principal amount of €500.0 million, which we refer to as the 2.0% Senior Notes and 2.25% Senior Notes (Note 10). These borrowings are designated as, and are effective as, economic hedges of our net investments in foreign entities. Variability in the exchange rates of the foreign currencies with respect to the U.S. dollar impacts our financial results as the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of changes in the foreign currencies to U.S. dollar exchange rates being recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. As a result, the borrowings in euro under our Amended Term Loan (for the amount designated as a net investment hedge), 2.0% Senior Notes, and 2.25% Senior Notes are recorded at cost in the consolidated financial statements and all changes in the value related to changes in the spot rates will be reported in the same manner as a translation adjustment, which is recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment.

At June 30, 2017, we also had foreign currency forward contracts that were designated as net investment hedges, as discussed in “Derivative Financial Instruments” above.

Note 10. Debt

Senior Unsecured Credit Facility

As of December 31, 2016, we had a senior credit facility that provided for a $1.5 billion unsecured revolving credit facility, or our Unsecured Revolving Credit Facility, and a $250.0 million term loan facility, or our Prior Term Loan, which we refer to collectively as the Senior Unsecured Credit Facility. At December 31, 2016, the Senior Unsecured Credit Facility also permitted (i) up to $750.0 million under our Unsecured Revolving Credit Facility to be borrowed in certain currencies other than the U.S. dollar, (ii) swing line loans up to $50.0 million under our Unsecured Revolving Credit Facility, and (iii) the issuance of letters of credit under our Unsecured Revolving Credit Facility in an aggregate amount not to exceed $50.0 million. On January 26, 2017, we exercised our option to extend our Prior Term Loan by an additional year to January 31, 2018.

On February 22, 2017, we amended and restated our Senior Unsecured Credit Facility to increase its capacity to approximately $1.85 billion, which is comprised of $1.5 billion under our Unsecured Revolving Credit Facility, a €236.3 million term loan, or our Amended Term Loan, and a $100.0 million delayed draw term loan, or our Delayed Draw Term Loan. The Delayed Draw Term Loan allows for borrowings in U.S. dollars, euros, or British pounds sterling. We refer to our Prior Term Loan, Amended Term Loan, and Delayed Draw Term Loan collectively as the Unsecured Term Loans.

On February 22, 2017, we drew down our Amended Term Loan in full by borrowing €236.3 million (equivalent to $250.0 million) to repay and terminate our $250.0 million Prior Term Loan. On June 8, 2017, we drew down our Delayed Draw Term Loan in full by borrowing €88.7 million (equivalent to $100.0 million) to partially pay down the amounts then outstanding under our Unsecured Revolving Credit Facility.

The maturity date of the Unsecured Revolving Credit Facility is February 22, 2021. We have two options to extend the maturity date of the Unsecured Revolving Credit Facility by six months, subject to the conditions provided in the Third Amended and Restated Credit Facility dated February 22, 2017, as amended, or the Credit Agreement. The maturity date of both the Amended

W. P. Carey 6/30/2017 10-Q – 33

Notes to Consolidated Financial Statements (Unaudited)

Term Loan and Delayed Draw Term Loan is February 22, 2022. The Senior Unsecured Credit Facility is being used for working capital needs, for acquisitions, and for other general corporate purposes.

The Credit Agreement also permits (i) a sub-limit for up to $1.0 billion under the Unsecured Revolving Credit Facility to be borrowed in certain currencies other than U.S. dollars, (ii) a sub-limit for swing line loans of up to $75.0 million under the Unsecured Revolving Credit Facility, and (iii) a sub-limit for the issuance of letters of credit under the Unsecured Revolving Credit Facility in an aggregate amount not to exceed $50.0 million. The aggregate principal amount (of revolving and term loans) available under the Credit Agreement may be increased up to an amount not to exceed the U.S. dollar equivalent of $2.35 billion, and may be allocated as an increase to the Unsecured Revolving Credit Facility, the Amended Term Loan, or the Delayed Draw Term Loan, or if the Amended Term Loan has been terminated, an add-on term loan, in each case subject to the conditions to increase provided in the Credit Agreement. In connection with the amendment and restatement of our Senior Unsecured Credit Facility, we capitalized deferred financing costs totaling $8.5 million, which is being amortized to Interest expense over the remaining terms of the Unsecured Revolving Credit Facility and Amended Term Loan.

At June 30, 2017, our Unsecured Revolving Credit Facility had unused capacity of $1.3 billion, excluding amounts reserved for outstanding letters of credit. As of June 30, 2017, our lenders had issued letters of credit totaling $0.1 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under our Unsecured Revolving Credit Facility by the same amount. We also incur a facility fee of 0.20% of the total commitment on our Unsecured Revolving Credit Facility and a fee of 0.20% on the unused commitments under our Delayed Draw Term Loan prior to the draw or termination of such commitments.

The following table presents a summary of our Senior Unsecured Credit Facility (dollars in millions):

	Interest Rate at June 30, 2017 (a)	Maturity Date at June 30, 2017	Principal Outstanding Balance at
Senior Unsecured Credit Facility			June 30, 2017	December 31, 2016
Unsecured Term Loans:
Amended Term Loan — borrowing in euros (b) (c)	EURIBOR + 1.10%	2/22/2022	$269.7	$—
Delayed Draw Term Loan — borrowing in euros (c)	EURIBOR + 1.10%	2/22/2022	101.2	—
Prior Term Loan — borrowing in U.S. dollars (d)	N/A	N/A	—	250.0
			370.9	250.0
Unsecured Revolving Credit Facility:
Unsecured Revolving Credit Facility — borrowing in euros (c)	EURIBOR + 1.00%	2/22/2021	107.5	286.7
Unsecured Revolving Credit Facility — borrowing in U.S. dollars	LIBOR + 1.00%	2/22/2021	58.0	390.0
			165.5	676.7
			$536.4	$926.7
__________

(a)	The applicable interest rate at June 30, 2017 was based on the credit rating for our Unsecured Senior Notes of BBB/Baa2.

(b)	Balance excludes unamortized deferred financing costs of $0.3 million and unamortized discount of $1.3 million at June 30, 2017.

(c)	EURIBOR means Euro Interbank Offered Rate.

(d)	Balance excludes unamortized deferred financing costs of less than $0.1 million at December 31, 2016.

Unsecured Senior Notes

As set forth in the table below, we have unsecured senior notes outstanding with an aggregate principal balance outstanding of $2.4 billion at June 30, 2017. We refer to these notes collectively as the Unsecured Senior Notes. On January 19, 2017, we completed a public offering of €500.0 million of 2.25% Senior Notes, at a price of 99.448% of par value, issued by our wholly owned subsidiary, WPC Eurobond B.V., which are guaranteed by us. These 2.25% Senior Notes have a 7.5-year term and are scheduled to mature on July 19, 2024.

W. P. Carey 6/30/2017 10-Q – 34

Notes to Consolidated Financial Statements (Unaudited)

Interest on the Unsecured Senior Notes is payable annually in arrears for our euro-denominated notes and semi-annually for U.S. dollar-denominated notes. The Unsecured Senior Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 30 to 35 basis points. The following table presents a summary of our Unsecured Senior Notes outstanding at June 30, 2017 (currency in millions):

				Original Issue Discount	Effective Interest Rate			Principal Outstanding Balance at
Unsecured Senior Notes, net (a)	Issue Date	Principal Amount	Price of Par Value			Coupon Rate	Maturity Date	June 30, 2017	December 31, 2016
2.0% Senior Notes	1/21/2015	€500.0	99.220%	$4.6	2.107%	2.0%	1/20/2023	$570.6	$527.1
2.25% Senior Notes	1/19/2017	€500.0	99.448%	$2.9	2.332%	2.25%	7/19/2024	570.6	—
4.6% Senior Notes	3/14/2014	$500.0	99.639%	$1.8	4.645%	4.6%	4/1/2024	500.0	500.0
4.0% Senior Notes	1/26/2015	$450.0	99.372%	$2.8	4.077%	4.0%	2/1/2025	450.0	450.0
4.25% Senior Notes	9/12/2016	$350.0	99.682%	$1.1	4.290%	4.25%	10/1/2026	350.0	350.0
								$2,441.2	$1,827.1
__________

(a)
Aggregate balance excludes unamortized deferred financing costs totaling $15.4 million and $12.1 million, and unamortized discount totaling $10.4 million and $7.8 million, at June 30, 2017 and December 31, 2016, respectively.

Proceeds from the issuances of each of these notes were used primarily to partially pay down the amounts then outstanding under the unsecured revolving credit facility that we had in place at that time. In connection with the offering of the 2.25% Senior Notes in January 2017, we incurred financing costs totaling $4.0 million during the six months ended June 30, 2017, which are included in Unsecured Senior Notes, net in the consolidated financial statements and are being amortized to Interest expense over the term of the 2.25% Senior Notes.

Covenants

The Senior Unsecured Credit Facility, as amended, and each of the Unsecured Senior Notes include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. The Senior Unsecured Credit Facility also contains various customary affirmative and negative covenants applicable to us and our subsidiaries, subject to materiality and other qualifications, baskets, and exceptions as outlined in the Credit Agreement. We were in compliance with all of these covenants at June 30, 2017.

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

Non-Recourse Mortgages

At June 30, 2017, our mortgage notes payable bore interest at fixed annual rates ranging from 2.0% to 7.8% and variable contractual annual rates ranging from 0.9% to 6.9%, with maturity dates ranging from August 2017 to June 2027.

In January 2017, we repaid two international non-recourse mortgage loans at maturity with an aggregate principal balance of approximately $243.8 million encumbering a German investment, comprised of certain properties leased to Hellweg Die Profi-Baumärkte GmbH & Co. KG, or the Hellweg 2 Portfolio, which is jointly owned with our affiliate, CPA®:17 – Global. In connection with this repayment, CPA®:17 – Global contributed $90.3 million, which was accounted for as a contribution from a noncontrolling interest. Amounts are based on the exchange rate of the euro as of the date of repayment. The weighted-average interest rate for these mortgage loans on the date of repayment was 5.4%. During the six months ended June 30, 2017, we repaid additional loans at maturity with an aggregate principal balance of approximately $16.8 million.

W. P. Carey 6/30/2017 10-Q – 35

Notes to Consolidated Financial Statements (Unaudited)

During the six months ended June 30, 2017, we prepaid non-recourse mortgage loans totaling $100.6 million, including a mortgage loan of $18.5 million encumbering a property that was sold in January 2017 (Note 15). Amounts are based on the exchange rate of the euro as of the date of repayment, as applicable. The weighted-average interest rate for these mortgage loans on their respective dates of prepayment was 5.3%. In connection with these payments, we recognized a gain on extinguishment of debt of $2.4 million during the six months ended June 30, 2017, which was included in Other income and (expenses) in the consolidated financial statements.

Foreign Currency Exchange Rate Impact

During the six months ended June 30, 2017, the U.S. dollar weakened against the euro, resulting in an aggregate increase of $138.6 million in the aggregate carrying values of our Non-recourse mortgages, net, Senior Unsecured Credit Facility, and Unsecured Senior Notes, net from December 31, 2016 to June 30, 2017.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2017, each of the next four calendar years following December 31, 2017, and thereafter through 2027 are as follows (in thousands):

Years Ending December 31,	Total (a)
2017 (remainder)	$101,633
2018	274,732
2019	100,550
2020	224,166
2021	325,204
Thereafter through 2027	3,267,862
Total principal payments	4,294,147
Unamortized deferred financing costs	(16,852)
Unamortized discount, net (b)	(12,631)
Total	$4,264,664
__________

(a)	Certain amounts are based on the applicable foreign currency exchange rate at June 30, 2017.

(b)
Represents the unamortized discount on the Unsecured Senior Notes of $10.4 million in aggregate, unamortized discount on the Unsecured Term Loans of $1.3 million, and unamortized discount of $0.9 million in aggregate resulting from the assumption of property-level debt in connection with both the CPA®:15 Merger and the CPA®:16 Merger (Note 1).

Note 11. Commitments and Contingencies

At June 30, 2017, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 12. Restructuring and Other Compensation

Expenses Recorded During 2017

On June 15, 2017, our Board approved a plan to exit all non-traded retail fundraising activities carried out by our wholly-owned broker-dealer subsidiary, Carey Financial, as of June 30, 2017 (Note 1). As a result, we incurred non-recurring charges to exit our fundraising activities, consisting primarily of severance costs. During both the three and six months ended June 30, 2017, we recorded $7.1 million of severance and benefits and $0.6 million of other related costs, which are all included in Restructuring and other compensation in the consolidated financial statements.

W. P. Carey 6/30/2017 10-Q – 36

Notes to Consolidated Financial Statements (Unaudited)

Expenses Recorded During 2016

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

As of June 30, 2017, the accrued liability for these severance obligations recorded during 2016 and 2017 was $9.4 million, which is included within Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

Note 13. Stock-Based Compensation and Equity

Stock-Based Compensation

In June 2017, our shareholders approved the 2017 Share Incentive Plan, which replaced our predecessor plans for employees, the 2009 Share Incentive Plan, and for non-employee directors, the 2009 Non-Employee Directors’ Incentive Plan. No further awards will be granted under those predecessor plans, which are more fully described in the 2016 Annual Report. The 2017 Share Incentive Plan authorizes the issuance of up to 4,000,000 shares of our common stock, reduced by the number of shares (279,728) that were subject to awards granted under the 2009 Share Incentive Plan and the 2009 Non-Employee Directors’ Incentive Plan after December 31, 2016 and before the effective date of the 2017 Share Incentive Plan, which was June 15, 2017. The 2017 Share Incentive Plan provides for the grant of various stock- and cash-based awards, including (i) share options, (ii) RSUs, (iii) PSUs, (iv) RSAs, and (v) dividend equivalent rights.

During the six months ended June 30, 2017 and 2016, we recorded stock-based compensation expense of $10.0 million and $13.8 million, respectively, of which $3.2 million was included in Restructuring and other compensation for the six months ended June 30, 2016 (Note 12).

W. P. Carey 6/30/2017 10-Q – 37

Notes to Consolidated Financial Statements (Unaudited)

Restricted and Conditional Awards

Nonvested RSAs, RSUs, and PSUs at June 30, 2017 and changes during the six months ended June 30, 2017 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2017	356,865	$61.63	310,018	$73.80
Granted (a)	176,651	61.66	107,934	75.39
Vested (b)	(154,310)	62.21	(132,412)	74.21
Forfeited	(35,662)	61.13	(45,258)	76.91
Adjustment (c)	—	—	16,420	65.18
Nonvested at June 30, 2017 (d)	343,544	$61.44	256,702	$75.84
__________

(a)
The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing (i) a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period and (ii) future financial performance projections. To estimate the fair value of PSUs granted during the six months ended June 30, 2017, we used a risk-free interest rate of 1.5%, an expected volatility rate of 17.1%, and assumed a dividend yield of zero.

(b)
The total fair value of shares vested during the six months ended June 30, 2017 was $19.4 million. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At June 30, 2017 and December 31, 2016, we had an obligation to issue 1,135,563 and 1,217,274 shares, respectively, of our common stock underlying such deferred awards, which is recorded within Total stockholders’ equity as a Deferred compensation obligation of $46.7 million and $50.2 million, respectively.

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

(d)	At June 30, 2017, total unrecognized compensation expense related to these awards was approximately $24.6 million, with an aggregate weighted-average remaining term of 2.0 years.

During the three and six months ended June 30, 2017, 22,432 and 132,234 stock options, respectively, were exercised with an aggregate intrinsic value of $0.7 million and $3.9 million, respectively. At June 30, 2017, there were 12,799 stock options outstanding, all of which were exercisable.

W. P. Carey 6/30/2017 10-Q – 38

Notes to Consolidated Financial Statements (Unaudited)

Earnings Per Share

Under current authoritative guidance for determining earnings per share, all nonvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Certain of our nonvested RSUs and RSAs contain rights to receive non-forfeitable distribution equivalents or distributions, respectively, and therefore we apply the two-class method of computing earnings per share. The calculation of earnings per share below excludes the income attributable to the nonvested RSUs and RSAs from the numerator and such nonvested shares in the denominator. The following table summarizes basic and diluted earnings (in thousands, except share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to W. P. Carey	$64,318	$51,661	$121,802	$109,100
Net income attributable to nonvested RSUs and RSAs	(204)	(174)	(386)	(368)
Net income — basic and diluted	$64,114	$51,487	$121,416	$108,732

Weighted-average shares outstanding — basic	107,668,218	106,310,362	107,615,644	106,124,881
Effect of dilutive securities	114,986	219,674	185,674	379,345
Weighted-average shares outstanding — diluted	107,783,204	106,530,036	107,801,318	106,504,226

For the three and six months ended June 30, 2017 and 2016, there were no potentially dilutive securities excluded from the computation of diluted earnings per share.

At-The-Market Equity Offering Program

On March 1, 2017, we filed a prospectus supplement with the SEC pursuant to which we may offer and sell shares of our common stock, up to an aggregate gross sales price of $400.0 million, through an “at-the-market,” or ATM, offering program with a consortium of banks as sales agents. On that date, we also terminated a prior ATM program that was established on June 3, 2015, under which we could also offer and sell shares of our common stock, up to an aggregate gross sales price of $400.0 million. During both the three and six months ended June 30, 2017, we issued 329,753 shares of our common stock under the current ATM program at a weighted-average price of $67.82 per share for net proceeds of $21.9 million. During both the three and six months ended June 30, 2016, we issued 281,301 shares of our common stock under the prior ATM program at a weighted-average price of $68.47 per share for net proceeds of $18.9 million. As of June 30, 2017, $377.6 million remained available for issuance under our current ATM program. In July 2017, we issued 15,500 shares of common stock under the current ATM program at a weighted-average price of $67.05 per share for net proceeds of $1.0 million.

Acquisition of Noncontrolling Interest

On May 24, 2017, we acquired the remaining 25% interest in an international jointly owned investment (which we already consolidated) from the noncontrolling interest holders for €2, bringing our ownership interest to 100%. No gain or loss was recognized on the transaction. We recorded an adjustment of approximately $1.8 million to Additional paid-in capital in our consolidated statement of equity for the six months ended June 30, 2017 related to the difference between the consideration transferred and the carrying value of the noncontrolling interest related to this investment. The property owned by the investment was sold on May 26, 2017 and we recognized a gain on sale of less than $0.1 million (Note 15).

Redeemable Noncontrolling Interest

We account for the noncontrolling interest in W. P. Carey International, LLC, or WPCI, held by a third party as a redeemable noncontrolling interest, because, pursuant to a put option held by the third party, we had an obligation to redeem the interest at fair value, subject to certain conditions. This obligation was required to be settled in shares of our common stock. On October 1, 2013, we received a notice from the holder of the noncontrolling interest in WPCI regarding the exercise of the put option, pursuant to which we were required to purchase the third party’s 7.7% interest in WPCI. Pursuant to the terms of the related put agreement, the value of that interest was determined based on a third-party valuation as of October 31, 2013, which is the end of the month that the put option was exercised. In March 2016, we issued 217,011 shares of our common stock to the holder of

W. P. Carey 6/30/2017 10-Q – 39

Notes to Consolidated Financial Statements (Unaudited)

the redeemable noncontrolling interest, which had a value of $13.4 million at the date of issuance, pursuant to a formula set forth in the put agreement. Through the date of this Report, the third party has not formally transferred his interests in WPCI to us pursuant to the put agreement because of a dispute regarding any amounts that may still be owed to him.

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

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended June 30, 2017
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Beginning balance	$41,259	$(287,150)	$(343)	$(246,234)
Other comprehensive income before reclassifications	(14,115)	27,957	(73)	13,769
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	340	—	—	340
Other income and (expenses)	(2,856)	—	—	(2,856)
Total	(2,516)	—	—	(2,516)
Net current period other comprehensive income	(16,631)	27,957	(73)	11,253
Net current period other comprehensive gain attributable to noncontrolling interests	8	(8,675)	—	(8,667)
Ending balance	$24,636	$(267,868)	$(416)	$(243,648)

	Three Months Ended June 30, 2016
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Beginning balance	$25,875	$(197,814)	$36	$(171,903)
Other comprehensive loss before reclassifications	10,291	(44,208)	4	(33,913)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	531	—	—	531
Other income and (expenses)	(1,953)	—	—	(1,953)
Total	(1,422)	—	—	(1,422)
Net current period other comprehensive loss	8,869	(44,208)	4	(35,335)
Net current period other comprehensive loss attributable to noncontrolling interests	—	1,037	—	1,037
Ending balance	$34,744	$(240,985)	$40	$(206,201)

W. P. Carey 6/30/2017 10-Q – 40

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2017
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Beginning balance	$46,935	$(301,330)	$(90)	$(254,485)
Other comprehensive income before reclassifications	(16,741)	42,707	(326)	25,640
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	738	—	—	738
Other income and (expenses)	(6,301)	—	—	(6,301)
Total	(5,563)	—	—	(5,563)
Net current period other comprehensive income	(22,304)	42,707	(326)	20,077
Net current period other comprehensive gain attributable to noncontrolling interests	5	(9,245)	—	(9,240)
Ending balance	$24,636	$(267,868)	$(416)	$(243,648)

	Six Months Ended June 30, 2016
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Beginning balance	$37,650	$(209,977)	$36	$(172,291)
Other comprehensive loss before reclassifications	23	(30,175)	4	(30,148)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	1,066	—	—	1,066
Other income and (expenses)	(3,995)	—	—	(3,995)
Total	(2,929)	—	—	(2,929)
Net current period other comprehensive loss	(2,906)	(30,175)	4	(33,077)
Net current period other comprehensive gain attributable to noncontrolling interests	—	(833)	—	(833)
Ending balance	$34,744	$(240,985)	$40	$(206,201)

Distributions Declared

During the second quarter of 2017, we declared a quarterly distribution of $1.0000 per share, which was paid on July 14, 2017 to stockholders of record on June 30, 2017, in the aggregate amount of $106.9 million.

During the six months ended June 30, 2017, we declared distributions totaling $1.9950 per share in the aggregate amount of $212.8 million.

Note 14. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually and intend to do so for the tax year ending December 31, 2017. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and six months ended June 30, 2017 and 2016.

Certain of our subsidiaries have elected TRS status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. We also own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. The accompanying consolidated financial statements include an interim tax provision for our TRSs and foreign subsidiaries, as

W. P. Carey 6/30/2017 10-Q – 41

Notes to Consolidated Financial Statements (Unaudited)

necessary, for the three and six months ended June 30, 2017 and 2016. Current income tax expense was $3.8 million and $6.4 million for the three months ended June 30, 2017 and 2016, respectively, and $8.1 million and $9.9 million for the six months ended June 30, 2017 and 2016, respectively.

During the second quarter of 2016, we identified and recorded out-of-period adjustments related to adjustments to prior period income tax returns. This adjustment is reflected as a $3.0 million reduction of our Benefit from income taxes in the consolidated statements of income for the three and six months ended June 30, 2016 (Note 2).

Our TRSs and foreign subsidiaries are subject to U.S. federal, state, and foreign income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether the tax benefit of a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. Deferred tax assets (net of valuation allowance) and liabilities for our TRSs and foreign subsidiaries were recorded, as necessary, as of June 30, 2017 and December 31, 2016. The majority of our deferred tax assets relate to the timing difference between the financial reporting basis and tax basis for stock-based compensation expense. The majority of our deferred tax liabilities relate to differences between the tax basis and financial reporting basis of the assets acquired in acquisitions in which the tax basis of such assets was not stepped up to fair value for income tax purposes. (Provision for) benefit from income taxes included deferred income tax benefits of $1.4 million and $14.6 million for the three months ended June 30, 2017 and 2016, respectively, and $6.9 million and $17.6 million for the six months ended June 30, 2017 and 2016, respectively.

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

The results of operations for properties that have been sold or classified as held for sale are included in the consolidated financial statements and are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$2,417	$16,073	$4,118	$81,106
Expenses	(930)	(10,010)	(2,529)	(43,888)
Impairment charges	—	(35,429)	—	(35,429)
Gain (loss) on extinguishment of debt	2,418	—	2,380	(1,940)
(Provision for) benefit from income taxes	(559)	11,692	(550)	10,655
Gain on sale of real estate, net of tax	3,465	18,282	3,475	18,944
Income from properties sold or classified as held for sale, net of income taxes (a)	$6,811	$608	$6,894	$29,448
__________

(a)
Amounts included net (income) loss attributable to noncontrolling interests of $(0.1) million and less than $0.1 million for the three months ended June 30, 2017 and 2016, respectively, and less than $(0.1) million and $(1.5) million for the six months ended June 30, 2017 and 2016, respectively.

W. P. Carey 6/30/2017 10-Q – 42

Notes to Consolidated Financial Statements (Unaudited)

2017 — During the three and six months ended June 30, 2017, we sold five properties, and six properties and a parcel of vacant land, respectively, for total proceeds of $19.6 million and $43.8 million, respectively, net of selling costs, and recognized a net gain on these sales of $3.5 million and $3.5 million, respectively. One of the properties sold during the six months ended June 30, 2017 was held for sale at December 31, 2016 (Note 4). In addition, in January 2017, we transferred ownership of two international properties and the related non-recourse mortgage loan, which had an aggregate asset carrying value of $31.3 million and an outstanding balance of $28.1 million (net of $3.8 million of cash held in escrow that was retained by the mortgage lender), respectively, on the dates of transfer, to the mortgage lender, resulting in a net loss of less than $0.1 million. During the six months ended June 30, 2017, we entered into contracts to sell three properties, which were classified as held for sale as of June 30, 2017 (Note 4). Subsequent to June 30, 2017 and through the date of this Report, we sold all of these properties (Note 17).

2016 — During the three and six months ended June 30, 2016, we sold three properties, and seven properties and a parcel of vacant land, respectively, for total proceeds of $96.9 million and $200.6 million, respectively, net of selling costs, and recognized a net gain on these sales of $1.9 million and $2.5 million, respectively, inclusive of amounts attributable to noncontrolling interests of $0.9 million for the six months ended June 30, 2016. In addition, in April 2016, we transferred ownership of a vacant international property and the related non-recourse mortgage loan to the mortgage lender. As of the date of the transfer, the property had a carrying value of $39.8 million and the related non-recourse mortgage loan had an outstanding balance of $60.9 million. In connection with the transfer, we recognized a net gain of $16.4 million.

In connection with those sales that constituted businesses, during the three and six months ended June 30, 2016 we allocated goodwill totaling $9.0 million and $14.9 million, respectively, to the cost basis of the properties for our Owned Real Estate segment based on the relative fair value at the time of the sale.

In the fourth quarter of 2015, we executed a lease amendment with a tenant in a domestic office building. The amendment extended the lease term an additional 15 years to January 31, 2037 and provided a one-time rent payment of $25.0 million, which was paid to us on December 18, 2015. The lease amendment also provided an option to terminate the lease effective February 29, 2016, with additional lease termination fees of $22.2 million to be paid to us on or five days before February 29, 2016 upon exercise of the option. The tenant exercised the option on January 1, 2016. The aggregate of the additional rent payment of $25.0 million and the lease termination fees of $22.2 million were amortized to lease termination income from the lease amendment date on December 4, 2015 through the end of the non-cancelable lease term on February 29, 2016, resulting in $15.0 million recognized during the year ended December 31, 2015 and $32.2 million recognized during the six months ended June 30, 2016 within Lease termination income and other in the consolidated financial statements. In addition, during the fourth quarter of 2015, we entered into an agreement to sell the property to a third party and the buyer placed a deposit of $12.7 million for the purchase of the property that was held in escrow. In February 2016, we sold the property for proceeds of $44.4 million, net of selling costs, and recognized a loss on the sale of $10.7 million.

W. P. Carey 6/30/2017 10-Q – 43

Notes to Consolidated Financial Statements (Unaudited)

Note 16. Segment Reporting

We evaluate our results from operations through our two major business segments: Owned Real Estate and Investment Management. As a result of our Board’s decision to exit all non-traded retail fundraising activities as of June 30, 2017 (Note 1), we have revised how we view and present a component of our two reportable segments. As such, effective for the second quarter of 2017, we include (i) equity in earnings of equity method investments in the Managed REITs and CESH I and (ii) our equity investments in the Managed REITs and CESH I in our Investment Management segment. Both (i) equity in earnings of our equity method investment in CCIF and (ii) our equity investment in CCIF continue to be included in our Investment Management segment. Results of operations and assets for prior periods have been reclassified to conform to the current period presentation. The following tables present a summary of comparative results and assets for these business segments (in thousands):

Owned Real Estate

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Lease revenues	$158,255	$167,328	$314,036	$342,572
Operating property revenues	8,223	8,270	15,203	15,172
Reimbursable tenant costs	5,322	6,391	10,543	12,700
Lease termination income and other	2,247	838	3,007	33,379
	174,047	182,827	342,789	403,823

Operating Expenses
Depreciation and amortization	61,989	65,457	123,511	148,817
Property expenses, excluding reimbursable tenant costs	10,530	10,510	20,640	28,282
General and administrative	7,803	8,656	16,077	18,200
Reimbursable tenant costs	5,322	6,391	10,543	12,700
Property acquisition and other expenses	1,000	78	1,073	2,975
Stock-based compensation expense	899	907	2,853	2,744
Impairment charges	—	35,429	—	35,429
Restructuring and other compensation	—	(13)	—	4,413
	87,543	127,415	174,697	253,560
Other Income and Expenses
Interest expense	(42,235)	(46,752)	(84,192)	(95,147)
Equity in earnings of equity method investments in real estate	3,721	3,198	5,793	6,355
Other income and (expenses)	(1,371)	662	(1,331)	4,437
	(39,885)	(42,892)	(79,730)	(84,355)
Income before income taxes and gain on sale of real estate	46,619	12,520	88,362	65,908
(Provision for) benefit from income taxes	(3,731)	9,410	(5,185)	7,322
Income before gain on sale of real estate	42,888	21,930	83,177	73,230
Gain on sale of real estate, net of tax	3,465	18,282	3,475	18,944
Net Income from Owned Real Estate	46,353	40,212	86,652	92,174
Net income attributable to noncontrolling interests	(2,813)	(1,510)	(5,154)	(4,935)
Net Income from Owned Real Estate Attributable to W. P. Carey	$43,540	$38,702	$81,498	$87,239

W. P. Carey 6/30/2017 10-Q – 44

Notes to Consolidated Financial Statements (Unaudited)

Investment Management

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Asset management revenue	$17,966	$15,005	$35,333	$29,618
Structuring revenue	14,330	5,968	18,164	18,689
Reimbursable costs from affiliates	13,479	12,094	39,179	31,832
Dealer manager fees	1,000	1,372	4,325	3,544
Other advisory revenue	706	—	797	—
	47,481	34,439	97,798	83,683
Operating Expenses
Reimbursable costs from affiliates	13,479	12,094	39,179	31,832
General and administrative	9,726	12,295	19,876	24,189
Restructuring and other compensation	7,718	465	7,718	7,512
Subadvisor fees	3,672	1,875	6,392	5,168
Dealer manager fees and expenses	2,788	2,620	6,082	5,972
Stock-based compensation expense	2,205	3,094	7,161	7,864
Depreciation and amortization	860	1,124	1,768	2,216
Property acquisition and other expenses	—	(285)	—	2,384
	40,448	33,282	88,176	87,137
Other Income and Expenses
Equity in earnings of equity method investments in the Managed Programs	12,007	13,231	25,709	25,085
Other income and (expenses)	455	(236)	931	(140)
	12,462	12,995	26,640	24,945
Income before income taxes	19,495	14,152	36,262	21,491
Benefit from (provision for) income taxes	1,283	(1,193)	4,042	370
Net Income from Investment Management Attributable to W. P. Carey	$20,778	$12,959	$40,304	$21,861

Total Company

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$221,528	$217,266	$440,587	$487,506
Operating expenses	127,991	160,697	262,873	340,697
Other income and (expenses)	(27,423)	(29,897)	(53,090)	(59,410)
(Provision for) benefit from income taxes	(2,448)	8,217	(1,143)	7,692
Gain on sale of real estate, net of tax	3,465	18,282	3,475	18,944
Net income attributable to noncontrolling interests	(2,813)	(1,510)	(5,154)	(4,935)
Net income attributable to W. P. Carey	$64,318	$51,661	$121,802	$109,100

	Total Assets at
	June 30, 2017	December 31, 2016
Owned Real Estate	$7,944,244	$8,104,974
Investment Management	373,005	348,980
Total Company	$8,317,249	$8,453,954

W. P. Carey 6/30/2017 10-Q – 45

Notes to Consolidated Financial Statements (Unaudited)

Note 17. Subsequent Events

Mortgage Loan Repayments

Subsequent to June 30, 2017 and through the date of this Report, we prepaid five non-recourse mortgage loans with an aggregate principal balance of $54.9 million and a weighted-average interest rate of 5.7%.

Dispositions

On July 18, 2017, we sold a domestic property for gross proceeds of $25.6 million. On August 1, 2017, we sold an international property for gross proceeds of $21.4 million. On August 4, 2017, we sold an international property for gross proceeds of approximately $4.3 million. All of these properties were held for sale at June 30, 2017 (Note 4).

Build-to-Suit Transaction

On August 3, 2017, we committed to a $11.1 million build-to-suit transaction for a facility in Poland.

W. P. Carey 6/30/2017 10-Q – 46

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

Business Overview

As described in more detail in Item 1 of the 2016 Annual Report, we provide long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and, as of June 30, 2017, manage a global investment portfolio of 1,384 properties, including 895 net-leased properties and two operating properties within our owned real estate portfolio. Our business operates in two segments: Owned Real Estate and Investment Management.

On June 15, 2017, our Board approved a plan to exit all non-traded retail fundraising activities carried out by our wholly-owned broker-dealer subsidiary, Carey Financial, effective as of June 30, 2017. We currently expect to continue to manage all existing Managed Programs through the end of their natural life cycles (Note 1).

Financial Highlights

During the six months ended June 30, 2017, we completed the following activities, as further described below and in the consolidated financial statements:

•
We capitalized and completed four construction projects at a cost totaling $58.7 million and acquired one investment for $6.0 million for our Owned Real Estate segment during the six months ended June 30, 2017 (Note 4).

•
As part of our active capital recycling program, we disposed of eight properties and a parcel of vacant land from our Owned Real Estate portfolio for total proceeds of $71.8 million, net of selling costs (Note 15).

•
On January 19, 2017, we completed a public offering of €500.0 million of 2.25% Senior Notes, at a price of 99.448% of par value, issued by our wholly owned subsidiary, WPC Eurobond B.V., which are guaranteed by us. These 2.25% Senior Notes have a 7.5-year term and are scheduled to mature on July 19, 2024 (Note 10).

•
On February 22, 2017, we amended and restated our Senior Unsecured Credit Facility to increase its capacity to $1.85 billion, which is comprised of a $1.5 billion Unsecured Revolving Credit Facility maturing in four years with two six-month extension options, a €236.3 million Amended Term Loan maturing in five years, and a $100.0 million Delayed Draw Term Loan also maturing in five years. On that date, we also drew down our Amended Term Loan in full by borrowing €236.3 million (equivalent to $250.0 million) and repaid in full, and terminated, our $250.0 million Prior Term Loan. On June 8, 2017, we drew down our Delayed Draw Term Loan in full by borrowing €88.7 million (equivalent to $100.0 million) (Note 10).

•
We reduced our mortgage debt outstanding by repaying at maturity or prepaying $361.1 million of non-recourse mortgage loans with a weighted-average interest rate of 5.4% during the six months ended June 30, 2017 (Note 10).

•
In connection with our Board’s plan to exit all non-traded retail fundraising activities as of June 30, 2017, we recorded $7.7 million of restructuring expenses during both the three and six months ended June 30, 2017, primarily related to severance costs (Note 1, Note 12).

•
We issued 329,753 shares of our common stock under the current ATM program at a weighted-average price of $67.82 per share for net proceeds of $21.9 million during both the three and six months ended June 30, 2017. In July 2017, we issued 15,500 shares of common stock under the current ATM program at a weighted-average price of $67.05 per share for net proceeds of $1.0 million (Note 13).

•
We structured new investments on behalf of the Managed Programs totaling $617.0 million during the six months ended June 30, 2017, increasing our assets under management to $13.2 billion as of June 30, 2017.

•
We declared cash distributions totaling $1.9950 per share in the aggregate amount of $212.8 million for the six months ended June 30, 2017, comprised of two quarterly dividends per share declared of $0.9950 and $1.0000.

W. P. Carey 6/30/2017 10-Q – 47

Consolidated Results

(in thousands, except shares)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues from Owned Real Estate	$174,047	$182,827	$342,789	$403,823
Reimbursable tenant costs	5,322	6,391	10,543	12,700
Revenues from Owned Real Estate (excluding reimbursable tenant costs)	168,725	176,436	332,246	391,123

Revenues from Investment Management	47,481	34,439	97,798	83,683
Reimbursable costs from affiliates	13,479	12,094	39,179	31,832
Revenues from Investment Management (excluding reimbursable costs from affiliates)	34,002	22,345	58,619	51,851

Total revenues	221,528	217,266	440,587	487,506
Total reimbursable costs	18,801	18,485	49,722	44,532
Total revenues (excluding reimbursable costs)	202,727	198,781	390,865	442,974

Net income from Owned Real Estate attributable to W. P. Carey (a)	43,540	38,702	81,498	87,239
Net income from Investment Management attributable to W. P. Carey (a)	20,778	12,959	40,304	21,861
Net income attributable to W. P. Carey	64,318	51,661	121,802	109,100

Cash distributions paid	107,366	103,683	214,117	205,922

Net cash provided by operating activities			247,261	244,664
Net cash provided by (used in) investing activities			181,850	(214,628)
Net cash used in financing activities			(417,428)	(14,810)

Supplemental financial measures:
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Owned Real Estate (a) (b)	117,422	118,003	229,192	234,028
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Investment Management (a) (b)	31,015	14,235	53,483	37,674
Adjusted funds from operations attributable to W. P. Carey (AFFO) (b)	148,437	132,238	282,675	271,702

Diluted weighted-average shares outstanding	107,783,204	106,530,036	107,801,318	106,504,226
__________

(a)
As a result of our Board’s decision to exit all non-traded retail fundraising activities as of June 30, 2017, we have revised how we view and present a component of our two reportable segments. As such, effective for the second quarter of 2017, we include equity in earnings of equity method investments in the Managed REITs and CESH I in our Investment Management segment (Note 1). Equity in earnings of our equity method investment in CCIF continues to be included in our Investment Management segment. Results of operations for prior periods have been reclassified to conform to the current period presentation.

(b)
We consider Adjusted funds from operations, or AFFO, a supplemental measure that is not defined by GAAP, referred to as a non-GAAP measure, to be an important measure in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

W. P. Carey 6/30/2017 10-Q – 48

Consolidated Results

Revenues and Net Income Attributable to W. P. Carey

Total revenues increased for the three months ended June 30, 2017 as compared to the same period in 2016, due to increases within our Investment Management segment, partially offset by decreases within our Owned Real Estate segment. Investment Management revenue increased primarily as a result of an increase in structuring revenue due to higher investment volume for the Managed Programs during the current year period and an increase in asset management revenue as a result of growth in assets under management for the Managed Programs. Owned Real Estate revenue declined primarily due to lower lease revenues due to dispositions of properties since April 1, 2016 (Note 15).

Total revenues decreased for the six months ended June 30, 2017 as compared to the same period in 2016, due to decreases within our Owned Real Estate segment, partially offset by increases within our Investment Management segment. Owned Real Estate revenue declined substantially due to lease termination income recognized during the prior year period related to a domestic property sold in February 2016, as well as lower lease revenues due to dispositions of properties since January 1, 2016 (Note 15), partially offset by higher lease revenues due to property acquisitions since January 1, 2016. Investment Management revenue increased primarily due to an increase in asset management revenue as a result of growth in assets under management for the Managed Programs.

In addition to the increase in Investment Management revenues, net income attributable to W. P. Carey for the three months ended June 30, 2017 benefited from both lower interest expense and lower general and administrative expenses during the current year period as compared to the same period in 2016. During the current year period, we recognized non-recurring restructuring expenses, primarily comprised of severance costs, related to our exit from all non-traded retail fundraising activities (Note 12). During the prior year period, we recognized impairment charges on certain international properties (Note 8), as well as a related offsetting deferred tax benefit on those impairment charges, which reduced net income attributable to W. P. Carey for the period.

In addition to the increase in Investment Management revenues, net income attributable to W. P. Carey for the six months ended June 30, 2017 benefited from lower interest expense, general and administrative expenses, and depreciation and amortization expense during the current year period as compared to the same period in 2016. Owned Real Estate revenues decreased substantially during the six months ended June 30, 2017 as compared to the same period in 2016, as described above. During the current year period, we recognized non-recurring restructuring expenses, primarily comprised of severance costs, related to our exit from all non-traded retail fundraising activities (Note 12). During the prior year period, we recognized impairment charges on certain international properties (Note 8), as well as a related offsetting deferred tax benefit on those impairment charges, which reduced net income attributable to W. P. Carey for the period. In addition, during the prior year period, we recognized one-time restructuring and other compensation expenses, consisting primarily of severance costs, related to the RIF (Note 12), as well as an allowance for credit losses on a direct financing lease (Note 5).

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased for the six months ended June 30, 2017 as compared to the same period in 2016, primarily due to decreases in interest expense, lower general and administrative expenses in the current year period, and an increase in cash flow generated from properties acquired during 2016 and 2017. These increases were partially offset by lease termination income received in connection with the sale of a property during the prior year period and a decrease in cash flow as a result of property dispositions during 2016 and 2017.

AFFO

AFFO increased for the three months ended June 30, 2017 as compared to the same period in 2016, primarily due to higher structuring revenue, lower interest expense, lower general and administrative expenses, and higher asset management revenue, partially offset by lower lease revenues.

AFFO increased for the six months ended June 30, 2017 as compared to the same period in 2016, primarily due to lower interest expense, lower general and administrative expenses, and higher asset management revenue, partially offset by lower lease revenues and the lease termination income received in connection with the sale of a property during the prior year period.

W. P. Carey 6/30/2017 10-Q – 49

Owned Real Estate

Investments

During the six months ended June 30, 2017, we capitalized and completed construction projects at a cost totaling $58.7 million (Note 4), as follows:

•	an expansion project at an industrial facility in Windsor, Connecticut in March 2017 at a cost totaling $3.3 million;

•	an expansion project at an educational facility in Coconut Creek, Florida in May 2017 at a cost totaling $18.2 million;

•	an expansion project at an industrial facility in Monarto South, Australia in May 2017 at a cost totaling $15.9 million; and

•	a build-to-suit project for an industrial facility in McCalla, Alabama in June 2017 at a cost totaling $21.3 million.

In addition, during the six months ended June 30, 2017, we acquired an industrial facility in Chicago, Illinois for $6.0 million, and committed to fund an additional $3.6 million of building improvements at that facility by June 2018.

Dispositions

During the six months ended June 30, 2017, we sold six properties and a parcel of vacant land from our Owned Real Estate portfolio for total proceeds of $43.8 million, net of selling costs, and recorded a net gain on sale of real estate of $3.5 million. We also disposed of two properties with an aggregate carrying value of $31.3 million by transferring ownership to the mortgage lender, in satisfaction of mortgage loans encumbering the properties totaling $28.1 million (net of $3.8 million of cash held in escrow that was retained by the mortgage lender), resulting in a net gain of less than $0.1 million (Note 15).

Financing Transactions

During the six months ended June 30, 2017, we entered into the following financing transactions (Note 10):

•
On January 19, 2017, we completed a public offering of €500.0 million of 2.25% Senior Notes, at a price of 99.448% of par value, issued by our wholly owned subsidiary, WPC Eurobond B.V., which are guaranteed by us. These 2.25% Senior Notes have a 7.5-year term and are scheduled to mature on July 19, 2024.

•
On February 22, 2017, we amended and restated our Senior Unsecured Credit Facility to increase its capacity to $1.85 billion, which is comprised of a $1.5 billion Unsecured Revolving Credit Facility maturing in four years with two six-month extension options, a €236.3 million Amended Term Loan maturing in five years, and a $100.0 million Delayed Draw Term Loan also maturing in five years. On that date, we also drew down our Amended Term Loan in full by borrowing €236.3 million (equivalent to $250.0 million) and repaid in full, and terminated, our $250.0 million Prior Term Loan. On June 8, 2017, we drew down our Delayed Draw Term Loan in full by borrowing €88.7 million (equivalent to $100.0 million). We incur interest at LIBOR, or a LIBOR equivalent, plus 1.00% on the Unsecured Revolving Credit Facility, and at EURIBOR plus 1.10% on both the Amended Term Loan and Delayed Draw Term Loan.

•
In January 2017, we repaid two international non-recourse mortgage loans at maturity with an aggregate principal balance of approximately $243.8 million encumbering the Hellweg 2 Portfolio, which is jointly owned with our affiliate, CPA®:17 – Global. In connection with this repayment, CPA®:17 – Global contributed $90.3 million, which was accounted for as a contribution from a noncontrolling interest. Amounts are based on the exchange rate of the euro as of the date of repayment. The weighted-average interest rate for these mortgage loans on the date of repayment was 5.4%.

•
During the six months ended June 30, 2017, we prepaid non-recourse mortgage loans totaling $100.6 million, including a mortgage loan of $18.5 million encumbering a property that was sold in January 2017 (Note 15). Amounts are based on the exchange rate of the euro as of the date of repayment, as applicable. The weighted-average interest rate for these mortgage loans on their respective dates of prepayment was 5.3%. In connection with these payments, we recognized a gain on extinguishment of debt of $2.4 million during the six months ended June 30, 2017, which was included in Other income and (expenses) in the consolidated financial statements.

W. P. Carey 6/30/2017 10-Q – 50

Composition

As of June 30, 2017, our Owned Real Estate portfolio consisted of 895 net-lease properties, comprising 86.6 million square feet leased to 214 tenants, and two hotels, which are classified as operating properties. As of that date, the weighted-average lease term of the net-lease portfolio was 9.6 years and the occupancy rate was 99.3%.

Investment Management

During the six months ended June 30, 2017, we managed CPA®:17 – Global, CPA®:18 – Global, CWI 1, CWI 2, CCIF, and CESH I. As of June 30, 2017, these Managed Programs had total assets under management of approximately $13.2 billion.

Non-Traded Retail Fundraising Platform Closure

On June 15, 2017, our Board approved a plan to exit all non-traded retail fundraising activities carried out by our wholly-owned broker-dealer subsidiary, Carey Financial, as of June 30, 2017, in keeping with our long-term strategy of focusing exclusively on net lease investing for our balance sheet. We currently expect to continue to manage all existing Managed Programs through the end of their natural life cycles (Note 1).

Management Change

Mark M. Goldberg, a Managing Director and President of Investment Management of W. P. Carey and Chairman of the Board of Managers of Carey Financial, resigned on June 19, 2017.

Investment Transactions

During the six months ended June 30, 2017, we structured new investments totaling $617.0 million on behalf of the Managed REITs and CESH I, from which we earned $18.2 million in structuring revenue.

•	CESH I: We structured investments in five international student housing development projects for $232.1 million, inclusive of acquisition-related costs.

•	CWI 2: We structured an investment in a domestic hotel for $175.7 million, inclusive of acquisition-related costs.

•
CPA®:17 – Global: We structured two investments for $153.0 million, inclusive of acquisition-related costs. Approximately $141.5 million was invested in Europe and $11.5 million was invested in the United States.

•
CPA®:18 – Global: We structured investments in two properties and two build-to-suit expansions on existing properties for an aggregate of $56.2 million, inclusive of acquisition-related costs. Approximately $48.9 million was invested internationally and $7.3 million was invested in the United States.

Financing Transactions

During the six months ended June 30, 2017, we arranged mortgage financing totaling $268.2 million for CPA®:17 – Global, $246.0 million for CWI 2, $83.5 million for CWI 1, and $47.1 million for CPA®:18 – Global.

Investor Capital Inflows

In connection with our Board’s decision to exit from non-traded retail fundraising activities, we ceased active fundraising for the Managed Programs on June 30, 2017 (Note 1). The offerings for CWI 2 and CESH I closed on July 31, 2017. The investor capital inflows for the funds managed by us during the six months ended June 30, 2017 were as follows:

•
CWI 2 commenced its initial public offering in the first quarter of 2015. Through June 30, 2017, CWI 2 had raised approximately $844.8 million through its offering, of which $228.5 million was raised during the six months ended June 30, 2017. We earned $2.9 million in Dealer manager fees during the six months ended June 30, 2017 related to this offering.

•
Two CCIF Feeder Funds commenced their respective initial public offerings in the third quarter of 2015 and invest the proceeds that they raise in the master fund, CCIF. Through June 30, 2017, these funds have invested $195.3 million in CCIF, of which $70.2 million was invested during the six months ended June 30, 2017. We earned $1.0 million in Dealer manager fees during the six months ended June 30, 2017 related to this offering. One of the CCIF Feeder Funds, CCIF 2016 T, closed its offering on April 28, 2017.

W. P. Carey 6/30/2017 10-Q – 51

•
CESH I commenced its private placement in July 2016. We earned $0.4 million in Dealer manager fees during the six months ended June 30, 2017 related to this offering. Through June 30, 2017, CESH I had raised approximately $138.0 million through its offering, of which $25.2 million was raised during the six months ended June 30, 2017.

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

Portfolio Summary

	June 30, 2017	December 31, 2016
Number of net-leased properties	895	903
Number of operating properties (a)	2	2
Number of tenants (net-leased properties)	214	217
Total square footage (net-leased properties, in thousands)	86,648	87,866
Occupancy (net-leased properties)	99.3%	99.1%
Weighted-average lease term (net-leased properties, in years)	9.6	9.7
Number of countries	19	19
Total assets (consolidated basis, in thousands)	$8,317,249	$8,453,954
Net investments in real estate (consolidated basis, in thousands) (b)	6,764,914	6,781,900

	Six Months Ended June 30,
	2017	2016
Financing obtained (in millions) (c) (d)	$633.4	$—
Acquisition volume (in millions) (d) (e)	6.0	385.8
Construction and expansion projects capitalized and completed (in millions) (d) (f)	58.7	—
Average U.S. dollar/euro exchange rate	1.0821	1.1158
Average U.S. dollar/British pound sterling exchange rate	1.2582	1.4335
Change in the U.S. CPI (g)	1.5%	1.9%
Change in the Germany CPI (g)	0.2%	0.3%
Change in the United Kingdom CPI (g)	1.4%	0.3%
Change in the Spain CPI (g)	0.0%	0.1%

__________

(a)	At both June 30, 2017 and December 31, 2016, operating properties consisted of two hotel properties with an average occupancy of 83.4% for the six months ended June 30, 2017.

(b)
In the second quarter of 2017, we reclassified certain line items in our consolidated balance sheets. As a result, Net investments in real estate as of December 31, 2016 has been revised to conform to the current period presentation (Note 2).

(c)
Amount for the six months ended June 30, 2017 includes the issuance of €500.0 million of 2.25% Senior Notes in January 2017 and the amendment and restatement of our Senior Unsecured Credit Facility in February 2017, which increased our borrowing capacity by approximately $100.0 million (Note 10). Dollar amounts are based on the exchange rate of the euro on the dates of activity, as applicable.

(d)	Amounts are the same on both a consolidated and pro rata basis.

(e)
Amount for the six months ended June 30, 2017 excludes a commitment for $3.6 million of building improvements in connection with an acquisition (Note 4). Amount for the six months ended June 30, 2016 excludes an aggregate commitment for $128.1 million of build-to-suit financing.

(f)	Includes projects that were capitalized and partially completed in 2016.

(g)	Many of our lease agreements include contractual increases indexed to changes in the U.S. Consumer Price Index, or CPI, or similar indices in the jurisdictions in which the properties are located.

W. P. Carey 6/30/2017 10-Q – 52

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at June 30, 2017 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	Number of Properties	ABR	ABR Percent	Weighted-Average Remaining Lease Term (Years)
Hellweg Die Profi-Baumärkte GmbH & Co. KG (a)	Retail	Retail Stores	Germany	53	$35,054	5.2%	12.7
U-Haul Moving Partners Inc. and Mercury Partners, LP	Self Storage	Cargo Transportation, Consumer Services	United States	78	31,853	4.7%	6.8
State of Andalucia (a)	Office	Sovereign and Public Finance	Spain	70	27,750	4.1%	17.5
Pendragon PLC (a)	Retail	Retail Stores, Consumer Services	United Kingdom	71	21,088	3.2%	12.8
Marriott Corporation	Hotel	Hotel, Gaming and Leisure	United States	18	20,065	3.0%	6.4
Forterra Building Products (a) (b)	Industrial	Construction and Building	United States and Canada	49	17,414	2.6%	18.8
OBI Group (a)	Office, Retail	Retail Stores	Poland	18	15,751	2.4%	6.9
True Value Company	Warehouse	Retail Stores	United States	7	15,680	2.3%	5.5
UTI Holdings, Inc.	Education Facility	Consumer Services	United States	5	14,359	2.1%	4.7
ABC Group Inc. (c)	Industrial, Office, Warehouse	Automotive	Canada, Mexico, and United States	14	13,771	2.1%	19.4
Total				383	$212,785	31.7%	11.3
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Of the 49 properties leased to Forterra Building Products, 44 are located in the United States and five are located in Canada.

(c)
Of the 14 properties leased to ABC Group Inc., six are located in Canada, four are located in Mexico, and four are located in the United States, subject to three master leases all denominated in U.S. dollars.

W. P. Carey 6/30/2017 10-Q – 53

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	Percent	Square Footage (a)	Percent
United States
South
Texas	$56,316	8.4%	8,192	9.5%
Florida	29,373	4.4%	2,657	3.1%
Georgia	20,553	3.1%	3,293	3.8%
Tennessee	15,552	2.3%	2,306	2.6%
Other (b)	9,826	1.5%	1,987	2.3%
Total South	131,620	19.7%	18,435	21.3%

East
North Carolina	19,812	3.0%	4,518	5.2%
Pennsylvania	18,638	2.8%	2,525	2.9%
New Jersey	18,539	2.8%	1,097	1.3%
New York	18,244	2.7%	1,178	1.3%
Massachusetts	15,101	2.2%	1,390	1.6%
Virginia	8,048	1.2%	1,093	1.3%
Connecticut	6,757	1.0%	1,135	1.3%
Other (b)	17,692	2.6%	3,782	4.4%
Total East	122,831	18.3%	16,718	19.3%

West
California	42,412	6.3%	3,303	3.8%
Arizona	26,731	4.0%	3,049	3.5%
Colorado	10,815	1.6%	1,268	1.5%
Utah	6,858	1.0%	920	1.1%
Other (b)	19,541	2.9%	2,322	2.7%
Total West	106,357	15.8%	10,862	12.6%

Midwest
Illinois	21,642	3.2%	3,295	3.8%
Michigan	12,171	1.8%	1,396	1.6%
Indiana	9,329	1.4%	1,418	1.6%
Ohio	8,547	1.3%	1,911	2.2%
Minnesota	6,932	1.0%	811	0.9%
Other (b)	23,784	3.5%	4,385	5.1%
Total Midwest	82,405	12.2%	13,216	15.2%
United States Total	443,213	66.0%	59,231	68.4%

International
Germany	58,288	8.7%	6,272	7.2%
United Kingdom	32,800	4.9%	2,534	2.9%
Spain	29,373	4.4%	2,927	3.4%
Poland	17,687	2.6%	2,189	2.5%
The Netherlands	14,829	2.2%	2,233	2.6%
France	13,899	2.1%	1,266	1.5%
Finland	12,567	1.9%	1,121	1.3%
Canada	12,456	1.8%	2,196	2.5%
Australia	12,272	1.8%	3,272	3.8%
Other (c)	24,031	3.6%	3,407	3.9%
International Total	228,202	34.0%	27,417	31.6%

Total	$671,415	100.0%	86,648	100.0%

W. P. Carey 6/30/2017 10-Q – 54

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	Percent	Square Footage (a)	Percent
Industrial	$201,302	30.0%	39,645	45.7%
Office	166,922	24.8%	11,037	12.8%
Retail	107,968	16.1%	9,790	11.3%
Warehouse	95,211	14.2%	18,296	21.1%
Self Storage	31,853	4.7%	3,535	4.1%
Other (d)	68,159	10.2%	4,345	5.0%
Total	$671,415	100.0%	86,648	100.0%
__________

(a)	Includes square footage for any vacant properties.

(b)
Other properties within South include assets in Louisiana, Alabama, Arkansas, Mississippi, and Oklahoma. Other properties within East include assets in Kentucky, South Carolina, Maryland, New Hampshire, and West Virginia. Other properties within West include assets in Washington, Nevada, Oregon, New Mexico, Wyoming, Alaska, and Montana. Other properties within Midwest include assets in Missouri, Kansas, Nebraska, Wisconsin, Iowa, South Dakota, and North Dakota.

(c)	Includes assets in Norway, Hungary, Austria, Thailand, Mexico, Sweden, Belgium, Malaysia, and Japan.

(d)	Includes ABR from tenants within the following property types: education facility, hotel, theater, fitness facility, and net-lease student housing.

W. P. Carey 6/30/2017 10-Q – 55

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	Percent	Square Footage	Percent
Retail Stores (a)	$116,248	17.3%	14,927	17.2%
Consumer Services	70,568	10.5%	5,604	6.5%
Automotive	53,777	8.0%	8,864	10.2%
Sovereign and Public Finance	41,249	6.1%	3,408	3.9%
Construction and Building	36,443	5.4%	8,142	9.4%
Hotel, Gaming, and Leisure	35,001	5.2%	2,254	2.6%
Beverage, Food, and Tobacco	30,913	4.6%	6,876	7.9%
Cargo Transportation	28,487	4.3%	3,860	4.4%
Healthcare and Pharmaceuticals	27,959	4.2%	1,988	2.3%
Media: Advertising, Printing, and Publishing	27,954	4.2%	1,694	2.0%
Containers, Packaging, and Glass	26,994	4.0%	5,325	6.1%
High Tech Industries	26,399	3.9%	2,449	2.8%
Capital Equipment	24,107	3.6%	4,037	4.7%
Wholesale	14,743	2.2%	2,946	3.4%
Business Services	14,175	2.1%	1,730	2.0%
Durable Consumer Goods	11,201	1.7%	2,485	2.9%
Grocery	11,071	1.7%	1,260	1.5%
Aerospace and Defense	10,804	1.6%	1,183	1.4%
Chemicals, Plastics, and Rubber	9,269	1.4%	1,108	1.3%
Metals and Mining	9,073	1.4%	1,341	1.5%
Oil and Gas	8,314	1.2%	368	0.4%
Non-Durable Consumer Goods	7,966	1.2%	1,883	2.2%
Banking	7,488	1.1%	596	0.7%
Telecommunications	7,008	1.0%	418	0.5%
Other (b)	14,204	2.1%	1,902	2.2%
Total	$671,415	100.0%	86,648	100.0%
__________

(a)	Includes automotive dealerships.

(b)
Includes ABR from tenants in the following industries: insurance, electricity, media: broadcasting and subscription, forest products and paper, and environmental industries. Also includes square footage for vacant properties.

W. P. Carey 6/30/2017 10-Q – 56

Lease Expirations
(in thousands, except percentages and number of leases)

Year of Lease Expiration (a)	Number of Leases Expiring	ABR	Percent	Square Footage	Percent
Remaining 2017 (b)	6	$5,260	0.8%	390	0.5%
2018	7	9,303	1.4%	1,217	1.4%
2019	22	30,585	4.5%	3,219	3.7%
2020	24	33,267	5.0%	3,343	3.9%
2021	80	41,696	6.2%	6,376	7.4%
2022	41	69,514	10.4%	9,537	11.0%
2023	20	41,145	6.1%	5,805	6.7%
2024	43	94,446	14.1%	11,592	13.4%
2025	42	33,274	5.0%	3,622	4.2%
2026	19	18,639	2.8%	3,159	3.6%
2027	26	41,924	6.2%	6,052	7.0%
2028	9	19,083	2.8%	2,166	2.4%
2029	11	19,772	2.9%	2,897	3.3%
2030	11	49,435	7.4%	4,804	5.5%
Thereafter (>2030)	95	164,072	24.4%	21,886	25.3%
Vacant	—	—	—%	583	0.7%
Total	456	$671,415	100.0%	86,648	100.0%
__________

(a)	Assumes tenant does not exercise any renewal option.

(b)	One month-to-month lease with ABR of $0.1 million is included in 2017 ABR.

Terms and Definitions

Pro Rata Metrics —The portfolio information above contains certain metrics prepared under the pro rata consolidation method. We refer to these metrics as pro rata metrics. We have a number of investments, usually with our affiliates, in which our economic ownership is less than 100%. Under the full consolidation method, we report 100% of the assets, liabilities, revenues, and expenses of those investments that are deemed to be under our control or for which we are deemed to be the primary beneficiary, even if our ownership is less than 100%. Also, for all other jointly owned investments, which we do not control, we report our net investment and our net income or loss from that investment. Under the pro rata consolidation method, we present our proportionate share, based on our economic ownership of these jointly owned investments, of the portfolio metrics of those investments. Multiplying each of the jointly owned investments’ financial statement line items by our percentage ownership and adding those amounts to or subtracting those amounts from our totals, as applicable, may not accurately depict the legal and economic implications of holding an ownership interest of less than 100% in such jointly owned investments.

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of the date of this Report. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

W. P. Carey 6/30/2017 10-Q – 57

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

As a result of our Board’s decision to exit all non-traded retail fundraising activities as of June 30, 2017, we have revised how we view and present a component of our two reportable segments. As such, effective for the second quarter of 2017, we include equity in earnings of equity method investments in the Managed REITs and CESH I in our Investment Management segment (Note 1). Equity in earnings of our equity method investment in CCIF continues to be included in our Investment Management segment. Results of operations for prior periods have been reclassified to conform to the current period presentation.

W. P. Carey 6/30/2017 10-Q – 58

Owned Real Estate

The following table presents the comparative results of our Owned Real Estate segment (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Revenues
Lease revenues	$158,255	$167,328	$(9,073)	$314,036	$342,572	$(28,536)
Operating property revenues	8,223	8,270	(47)	15,203	15,172	31
Reimbursable tenant costs	5,322	6,391	(1,069)	10,543	12,700	(2,157)
Lease termination income and other	2,247	838	1,409	3,007	33,379	(30,372)
	174,047	182,827	(8,780)	342,789	403,823	(61,034)
Operating Expenses
Depreciation and amortization:
Net-leased properties	60,602	64,037	(3,435)	120,731	145,975	(25,244)
Operating properties	1,066	1,068	(2)	2,135	2,103	32
Corporate depreciation and amortization	321	352	(31)	645	739	(94)
	61,989	65,457	(3,468)	123,511	148,817	(25,306)
Property expenses:
Operating property expenses	6,217	5,794	423	11,632	11,506	126
Reimbursable tenant costs	5,322	6,391	(1,069)	10,543	12,700	(2,157)
Net-leased properties	4,313	4,716	(403)	9,008	16,776	(7,768)
	15,852	16,901	(1,049)	31,183	40,982	(9,799)
General and administrative	7,803	8,656	(853)	16,077	18,200	(2,123)
Property acquisition and other expenses	1,000	78	922	1,073	2,975	(1,902)
Stock-based compensation expense	899	907	(8)	2,853	2,744	109
Impairment charges	—	35,429	(35,429)	—	35,429	(35,429)
Restructuring and other compensation	—	(13)	13	—	4,413	(4,413)
	87,543	127,415	(39,872)	174,697	253,560	(78,863)
Other Income and Expenses
Interest expense	(42,235)	(46,752)	4,517	(84,192)	(95,147)	10,955
Equity in earnings of equity method investments in real estate	3,721	3,198	523	5,793	6,355	(562)
Other income and (expenses)	(1,371)	662	(2,033)	(1,331)	4,437	(5,768)
	(39,885)	(42,892)	3,007	(79,730)	(84,355)	4,625
Income before income taxes and gain on sale of real estate	46,619	12,520	34,099	88,362	65,908	22,454
(Provision for) benefit from income taxes	(3,731)	9,410	(13,141)	(5,185)	7,322	(12,507)
Income before gain on sale of real estate	42,888	21,930	20,958	83,177	73,230	9,947
Gain on sale of real estate, net of tax	3,465	18,282	(14,817)	3,475	18,944	(15,469)
Net Income from Owned Real Estate	46,353	40,212	6,141	86,652	92,174	(5,522)
Net income attributable to noncontrolling interests	(2,813)	(1,510)	(1,303)	(5,154)	(4,935)	(219)
Net Income from Owned Real Estate Attributable to W. P. Carey	$43,540	$38,702	$4,838	$81,498	$87,239	$(5,741)

W. P. Carey 6/30/2017 10-Q – 59

Lease Composition and Leasing Activities

As of June 30, 2017, 94.4% of our net leases, based on ABR, have rent increases, of which 68.4% have adjustments based on CPI or similar indices and 26.0% have fixed rent increases. CPI and similar rent adjustments are based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. Over the next 12 months, fixed rent escalations are scheduled to increase ABR by an average of 2.3%, excluding leases that are set to expire within the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to exchange rate fluctuations in various foreign currencies, primarily the euro.

The following discussion presents a summary of rents on existing properties arising from leases with new tenants and renewed leases with existing tenants for the period presented and, therefore, does not include new acquisitions or properties placed into service for our portfolio during the period presented, as applicable.

During the three months ended June 30, 2017, we entered into three new leases for a total of approximately 0.3 million square feet of leased space. The average rent for the leased space is $14.21 per square foot. We provided tenant improvement allowances for the three new leases totaling $4.3 million. In addition, during the three months ended June 30, 2017, we extended 12 leases with existing tenants for a total of approximately 1.5 million square feet of leased space. The estimated average new rent for the leased space is $6.54 per square foot, compared to the average former rent of $6.53 per square foot, reflecting current market conditions. We provided a tenant improvement allowance of $2.6 million on one of these leases.

During the six months ended June 30, 2017, we entered into four new leases for a total of approximately 0.4 million square feet of leased space. The average rent for the leased space is $14.86 per square foot. We provided tenant improvement allowances for the four new leases totaling $8.8 million. In addition, during the six months ended June 30, 2017, we extended 20 leases with existing tenants for a total of approximately 2.8 million square feet of leased space. The estimated average new rent for the leased space is $5.22 per square foot, compared to the average former rent of $5.41 per square foot, reflecting current market conditions. We provided tenant improvement allowances on four of these leases totaling $4.0 million.

W. P. Carey 6/30/2017 10-Q – 60

Property Level Contribution

The following table presents the Property level contribution for our consolidated net-leased and operating properties as well as a reconciliation to Net income from Owned Real Estate attributable to W. P. Carey (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Existing Net-Leased Properties
Lease revenues	$145,489	$145,685	$(196)	$288,619	$290,215	$(1,596)
Property expenses	(4,123)	(3,423)	(700)	(8,067)	(13,934)	5,867
Depreciation and amortization	(55,334)	(55,942)	608	(110,180)	(111,349)	1,169
Property level contribution	86,032	86,320	(288)	170,372	164,932	5,440
Recently Acquired Net-Leased Properties
Lease revenues	11,872	6,716	5,156	23,349	6,716	16,633
Property expenses	(43)	(9)	(34)	(245)	(9)	(236)
Depreciation and amortization	(4,961)	(3,062)	(1,899)	(9,813)	(3,062)	(6,751)
Property level contribution	6,868	3,645	3,223	13,291	3,645	9,646
Properties Sold or Held for Sale
Lease revenues	894	14,927	(14,033)	2,068	45,641	(43,573)
Operating revenues	—	7	(7)	—	64	(64)
Property expenses	(147)	(1,286)	1,139	(696)	(2,936)	2,240
Depreciation and amortization	(307)	(5,037)	4,730	(738)	(31,577)	30,839
Property level contribution	440	8,611	(8,171)	634	11,192	(10,558)
Operating Properties
Revenues	8,223	8,263	(40)	15,203	15,108	95
Property expenses	(6,217)	(5,792)	(425)	(11,632)	(11,403)	(229)
Depreciation and amortization	(1,066)	(1,064)	(2)	(2,135)	(2,090)	(45)
Property level contribution	940	1,407	(467)	1,436	1,615	(179)
Property Level Contribution	94,280	99,983	(5,703)	185,733	181,384	4,349
Add: Lease termination income and other	2,247	838	1,409	3,007	33,379	(30,372)
Less other expenses:
General and administrative	(7,803)	(8,656)	853	(16,077)	(18,200)	2,123
Property acquisition and other expenses	(1,000)	(78)	(922)	(1,073)	(2,975)	1,902
Stock-based compensation expense	(899)	(907)	8	(2,853)	(2,744)	(109)
Corporate depreciation and amortization	(321)	(352)	31	(645)	(739)	94
Impairment charges	—	(35,429)	35,429	—	(35,429)	35,429
Restructuring and other compensation	—	13	(13)	—	(4,413)	4,413
Other Income and Expenses
Interest expense	(42,235)	(46,752)	4,517	(84,192)	(95,147)	10,955
Equity in earnings of equity method investments in real estate	3,721	3,198	523	5,793	6,355	(562)
Other income and (expenses)	(1,371)	662	(2,033)	(1,331)	4,437	(5,768)
	(39,885)	(42,892)	3,007	(79,730)	(84,355)	4,625
Income before income taxes and gain on sale of real estate	46,619	12,520	34,099	88,362	65,908	22,454
(Provision for) benefit from income taxes	(3,731)	9,410	(13,141)	(5,185)	7,322	(12,507)
Income before gain on sale of real estate	42,888	21,930	20,958	83,177	73,230	9,947
Gain on sale of real estate, net of tax	3,465	18,282	(14,817)	3,475	18,944	(15,469)
Net Income from Owned Real Estate	46,353	40,212	6,141	86,652	92,174	(5,522)
Net income attributable to noncontrolling interests	(2,813)	(1,510)	(1,303)	(5,154)	(4,935)	(219)
Net Income from Owned Real Estate Attributable to W. P. Carey	$43,540	$38,702	$4,838	$81,498	$87,239	$(5,741)

W. P. Carey 6/30/2017 10-Q – 61

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

Existing Net-Leased Properties

Existing net-leased properties are those that we acquired or placed into service prior to January 1, 2016 and that were not sold or held for sale during the periods presented. For the periods presented, there were 811 existing net-leased properties.

For the three months ended June 30, 2017 as compared to the same period in 2016, lease revenues from existing net-leased properties decreased by $2.1 million as a result of a decrease in the average exchange rate of the U.S. dollar in relation to foreign currencies (primarily the euro) between the periods, $0.5 million due to lease restructurings, and $0.4 million due to lease expirations. These decreases were partially offset by increases of $1.0 million related to completed build-to-suit or expansion projects, $0.9 million related to scheduled rent increases, and $0.7 million due to new leases with existing tenants. Depreciation and amortization expense from existing net-leased properties decreased primarily as a result of a decrease in the average exchange rate of the U.S. dollar in relation to foreign currencies (primarily the euro) between the periods.

During the six months ended June 30, 2016, we recorded an allowance for credit losses of $7.1 million on a direct financing lease due to a decline in the estimated amount of future payments we will receive from the tenant (Note 5), which was included in property expenses. For the six months ended June 30, 2017 as compared to the same period in 2016, lease revenues from existing net-leased properties decreased by $4.5 million as a result of a decrease in the average exchange rate of the U.S. dollar in relation to foreign currencies (primarily the euro) between the periods, $1.0 million due to lease restructurings, and $0.9 million due to lease expirations. These decreases were partially offset by increases of $2.0 million related to scheduled rent increases, $1.6 million related to completed build-to-suit or expansion projects, and $1.6 million due to new leases with existing tenants.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2015. Since January 1, 2016, we acquired four investments, comprised of 67 properties, 51 of which we acquired during the second quarter of 2016.

For the three and six months ended June 30, 2017, property level contribution from recently acquired net-leased properties increased by $3.2 million and $9.6 million, respectively, reflecting the results of operations of our investments completed during 2016 and 2017.

Properties Sold or Held for Sale

In addition to the impact on property level contribution related to properties we sold or classified as held for sale during the periods presented, we recognized gains and losses on sale of real estate, lease termination income, impairment charges, and gain (loss) on extinguishment of debt. The impact of these transactions is described in further detail below and in Note 15.

During the three months ended June 30, 2017, we disposed of five properties. During the six months ended June 30, 2017, we disposed of eight properties, one of which was held for sale at December 31, 2016, and a parcel of vacant land. At June 30, 2017, we had three properties classified as held for sale (Note 4), all of which were sold subsequent to June 30, 2017 and through the date of this Report (Note 17). During the year ended December 31, 2016, we disposed of 33 properties and a parcel of vacant land.

In the fourth quarter of 2015, we executed a lease amendment with a tenant in a domestic office building. The amendment extended the lease term an additional 15 years to January 31, 2037 and provided a one-time rent payment of $25.0 million, which was paid to us on December 18, 2015. The lease amendment also provided an option to terminate the lease effective February 29, 2016, with additional lease termination fees of $22.2 million to be paid to us on or five days before February 29,

W. P. Carey 6/30/2017 10-Q – 62

2016 upon exercise of the option. The tenant exercised the option on January 1, 2016. The aggregate of the additional rent payment of $25.0 million and the lease termination fees of $22.2 million were amortized to lease termination income from the lease amendment date on December 4, 2015 through the end of the non-cancelable lease term on February 29, 2016, resulting in $15.0 million recognized during the year ended December 31, 2015 and $32.2 million recognized during the six months ended June 30, 2016 within Lease termination income and other in the consolidated financial statements. During the fourth quarter of 2015, we entered into an agreement to sell the property to a third party. In February 2016, we sold the property. As a result of this lease termination and sale, we recognized accelerated amortization of below-market rent intangibles of $16.7 million during the six months ended June 30, 2016, which was recorded as an adjustment to lease revenues. In addition, for the same property, we recognized accelerated amortization of in-place lease intangibles of $20.3 million during that period, which is included in depreciation and amortization expense.

Operating Properties

Operating properties consist of our investments in two hotels for all periods presented.

For the three and six months ended June 30, 2017 as compared to the same periods in 2016, property level contribution from operating properties was substantially unchanged.

Other Revenues and Expenses

Lease Termination Income and Other

2017 — For the three and six months ended June 30, 2017, lease termination income and other was $2.2 million and $3.0 million, respectively. We received proceeds from a bankruptcy settlement claim with a former tenant during the second quarter of 2017 and recognized income during both the first and second quarters of 2017 related to a lease termination which occurred during the first quarter of 2017. Lease termination income and other also consists of earnings from our note receivable (Note 5).

2016 — For the six months ended June 30, 2016, lease termination income and other was $33.4 million, primarily consisting of the $32.2 million of lease termination income related to a domestic property that was sold in February 2016, as discussed above (Note 15).

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

For the three and six months ended June 30, 2017 as compared to the same periods in 2016, general and administrative expenses in our Owned Real Estate segment, which excludes restructuring and other compensation expenses as described below, decreased by $0.9 million and $2.1 million, respectively, primarily due to an overall decline in compensation expense and professional fees as a result of the reduction in headcount, including the RIF, and other cost savings initiatives implemented during 2016.

Property Acquisition and Other Expenses

For the six months ended June 30, 2017 as compared to the same period in 2016, property acquisition and other expenses decreased by $1.9 million, primarily due to advisory expenses and professional fees incurred during the prior year period within our Owned Real Estate segment in connection with the formal strategic review that we completed in May 2016.

Stock-based Compensation Expense

For the three and six months ended June 30, 2017, stock-based compensation expense allocated to our Owned Real Estate segment was $0.9 million and $2.9 million, respectively, substantially unchanged from the prior year periods.

W. P. Carey 6/30/2017 10-Q – 63

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

During both the three and six months ended June 30, 2016, we recognized impairment charges totaling $35.4 million on a portfolio of 14 properties in order to reduce the carrying values of the properties to their estimated fair values, which approximated their estimated selling prices, less estimated costs to sell. We sold these properties in October 2016.

Restructuring and Other Compensation

For the six months ended June 30, 2016, we recorded total restructuring and other compensation expenses of $11.9 million, of which $4.4 million was allocated to our Owned Real Estate segment. Included in the total was $5.1 million of severance related to the employment agreement with our former chief executive officer and $6.8 million related to severance, stock-based compensation, and other costs incurred as part of the employee terminations and RIF during the period (Note 12).

Interest Expense

For the three and six months ended June 30, 2017 as compared to the same periods in 2016, interest expense decreased by $4.5 million and $11.0 million, respectively, primarily due to an overall decrease in our weighted-average interest rate, as well as an overall decrease in our average outstanding debt balances. Our weighted-average interest rate was 3.6% and 3.8% during the three months ended June 30, 2017 and 2016, respectively, and 3.7% and 4.0% during the six months ended June 30, 2017 and 2016, respectively. Our average outstanding debt balance was $4.3 billion and $4.7 billion during the three months ended June 30, 2017 and 2016, respectively, and $4.3 billion and $4.6 billion during the six months ended June 30, 2017 and 2016, respectively. The weighted-average interest rate of our debt decreased primarily as a result of paying off certain non-recourse mortgage loans with unsecured borrowings, which bear interest at a lower rate than our mortgage loans (Note 10).

Equity in Earnings of Equity Method Investments in Real Estate

The net income of our unconsolidated investments fluctuates based on the timing of transactions, such as new leases and property sales, as well as the level of impairment charges, as applicable. Further details about our equity method investments are discussed in Note 7.

For the three months ended June 30, 2017 as compared to the same period in 2016, equity in earnings of equity method investments in real estate increased by $0.5 million, primarily due to the impact of a lease extension entered into during the fourth quarter of 2016 with a tenant in a property owned by a jointly owned investment.

For the six months ended June 30, 2017 as compared to the same period in 2016, equity in earnings of equity method investments in real estate decreased by $0.6 million, primarily due to our proportionate share of approximately $1.5 million of an impairment charge recognized by a jointly owned investment during the current year period, partially offset by the impact of the lease extension described above.

Other Income and (Expenses)

Other income and (expenses) primarily consists of gains and losses on foreign currency transactions, derivative instruments, and extinguishment of debt. Gains and losses on foreign currency transactions are recognized on the remeasurement of certain of our euro-denominated unsecured debt instruments that are not designated as net investment hedges. We make certain foreign currency-denominated intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short-term loans, are included in the determination of net income. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments. In addition, we have certain derivative instruments, including common stock warrants and foreign currency contracts, that are not designated as hedges for accounting purposes, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

W. P. Carey 6/30/2017 10-Q – 64

2017 — For the three months ended June 30, 2017, net other expenses were $1.4 million. During the period, we recognized net realized and unrealized losses of $6.9 million on foreign currency transactions as a result of changes in foreign currency exchange rates and unrealized losses of $0.4 million primarily on foreign currency collars prior to their maturities in June 2017. These losses were partially offset by realized gains of $2.9 million related to foreign currency forward contracts and foreign currency collars, a net gain on extinguishment of debt totaling $2.4 million primarily related to a mortgage payoff in May 2017 (Note 10), and interest income of $0.4 million primarily related to our loans to affiliates (Note 3).

For the six months ended June 30, 2017, net other expenses were $1.3 million. During the period, we recognized net realized and unrealized losses of $9.4 million on foreign currency transactions as a result of changes in foreign currency exchange rates and unrealized losses of $0.9 million primarily on foreign currency collars prior to their maturities on various dates during the period as well as on our common stock warrants that we own in connection with certain investments. These losses were partially offset by realized gains of $6.3 million related to foreign currency forward contracts and foreign currency collars, a net gain on extinguishment of debt totaling $1.5 million primarily related to the mortgage payoff in May 2017 and the amendment and restatement of our Senior Unsecured Credit Facility (Note 10), and interest income of $1.0 million primarily related to our loans to affiliates (Note 3).

2016 — For the three months ended June 30, 2016, net other income was $0.7 million. During the period, we recognized realized gains of $2.0 million related to foreign currency forward contracts and foreign currency collars and unrealized gains of $1.6 million primarily on interest rate swaps that did not qualify for hedge accounting. These gains were partially offset by net realized and unrealized losses of $3.0 million recognized on foreign currency transactions as a result of changes in foreign currency exchange rates.

For the six months ended June 30, 2016, net other income was $4.4 million. During the period, we recognized realized gains of $4.0 million related to foreign currency forward contracts and foreign currency collars, unrealized gains of $2.4 million primarily on interest rate swaps that did not qualify for hedge accounting, and interest income of $0.4 million on our deposits. These gains were partially offset by a loss on extinguishment of debt of $1.8 million primarily related to the defeasance of a loan encumbering two properties that were sold during the six months ended June 30, 2016 and net realized and unrealized losses of $0.2 million recognized on foreign currency transactions as a result of changes in foreign currency exchange rates.

(Provision for) Benefit from Income Taxes

For the three months ended June 30, 2017, we recognized a provision for income taxes of $3.7 million, compared to a benefit from income taxes of $9.4 million recorded during the same period in 2016, within our Owned Real Estate segment. During the three months ended June 30, 2016, we recorded $14.8 million of deferred tax benefits associated with basis differences on certain foreign properties, primarily resulting from the impairment charges recorded in the period on certain international properties (Note 8). In addition, current federal, foreign, and state franchise taxes decreased by $1.7 million due to decreases in taxable income generated by our domestic TRSs and foreign properties.

For the six months ended June 30, 2017, we recognized a provision for income taxes of $5.2 million, compared to a benefit from income taxes of $7.3 million recorded during the same period in 2016, within our Owned Real Estate segment. During the six months ended June 30, 2016, we recorded $16.3 million of deferred tax benefits associated with basis differences on certain foreign properties, primarily resulting from the impairment charges recorded in the period on certain international properties (Note 8). In addition, current federal, foreign, and state franchise taxes decreased by $1.4 million due to decreases in taxable income generated by our domestic TRSs and foreign properties.

Gain on Sale of Real Estate, Net of Tax

Gain on sale of real estate, net of tax consists of gain on the sale of properties, net of tax that were disposed of during the three and six months ended June 30, 2017 and 2016 (Note 15).

2017 — During the three and six months ended June 30, 2017, we sold five properties, and six properties and a parcel of vacant land, respectively, for net proceeds of $19.6 million and $43.8 million, respectively, and recognized a net gain on these sales, net of tax totaling $3.5 million for both periods. One of the properties sold during the six months ended June 30, 2017 was held for sale at December 31, 2016 (Note 4). In addition, in January 2017, we transferred ownership of two international properties and the related non-recourse mortgage loan, which had an aggregate asset carrying value of $31.3 million and an outstanding balance of $28.1 million (net of $3.8 million of cash held in escrow that was retained by the mortgage lender), respectively, on the dates of transfer, to the mortgage lender, resulting in a net loss of less than $0.1 million.

W. P. Carey 6/30/2017 10-Q – 65

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

Investment Management

We earn revenue as the advisor to the Managed Programs. For the periods presented, we acted as advisor to the following affiliated Managed Programs: CPA®:17 – Global, CPA®:18 – Global, CWI 1, CWI 2, CCIF, and CESH I (since June 3, 2016). On June 15, 2017, our Board approved a plan to exit all non-traded retail fundraising activities carried out by our wholly-owned broker-dealer subsidiary, Carey Financial, as of June 30, 2017. We currently expect to continue to manage all existing Managed Programs through the end of their natural life cycles (Note 1).

The following tables present other operating data that management finds useful in evaluating result of operations (dollars in millions):

	June 30, 2017	December 31, 2016
Total properties — Managed REITs and CESH I	625	606
Assets under management — Managed Programs (a)	$13,162.5	$12,874.8
Cumulative funds raised — CWI 2 offering (b) (c)	844.8	616.3
Cumulative funds raised — CCIF offering (b) (d)	195.3	125.1
Cumulative funds raised — CESH I offering (e)	138.0	112.8

	Six Months Ended June 30,
	2017	2016
Financings structured — Managed REITs	$644.8	$575.4
Investments structured — Managed REITs and CESH I (f)	617.0	593.5
Funds raised — CWI 2 offering (b) (c)	228.5	223.4
Funds raised — CCIF offering (b) (d)	70.2	50.6
Funds raised — CESH I offering (e)	25.2	—
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

(c)
Reflects funds raised from CWI 2’s initial public offering, which commenced in February 2015. In connection with the end of active fundraising by Carey Financial on June 30, 2017, CWI 2 facilitated the orderly processing of sales through July 31, 2017 and closed its offering on that date.

(d)
Amount represents funding from the CCIF Feeder Funds to CCIF. We began to raise funds on behalf of the CCIF Feeder Funds in the fourth quarter of 2015. One of the CCIF Feeder Funds, CCIF 2016 T, closed its offering on April 28, 2017.

(e)
Reflects funds raised from CESH I’s private placement, which commenced in July 2016. In connection with the end of active fundraising by Carey Financial on June 30, 2017, CESH I facilitated the orderly processing of sales through July 31, 2017 and closed its offering on that date.

(f)	Includes acquisition-related costs.

W. P. Carey 6/30/2017 10-Q – 66

Below is a summary of comparative results of our Investment Management segment (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Revenues
Asset management revenue	$17,966	$15,005	$2,961	$35,333	$29,618	$5,715
Structuring revenue	14,330	5,968	8,362	18,164	18,689	(525)
Reimbursable costs from affiliates	13,479	12,094	1,385	39,179	31,832	7,347
Dealer manager fees	1,000	1,372	(372)	4,325	3,544	781
Other advisory revenue	706	—	706	797	—	797
	47,481	34,439	13,042	97,798	83,683	14,115
Operating Expenses
Reimbursable costs from affiliates	13,479	12,094	1,385	39,179	31,832	7,347
General and administrative	9,726	12,295	(2,569)	19,876	24,189	(4,313)
Restructuring and other compensation	7,718	465	7,253	7,718	7,512	206
Subadvisor fees	3,672	1,875	1,797	6,392	5,168	1,224
Dealer manager fees and expenses	2,788	2,620	168	6,082	5,972	110
Stock-based compensation expense	2,205	3,094	(889)	7,161	7,864	(703)
Depreciation and amortization	860	1,124	(264)	1,768	2,216	(448)
Property acquisition and other expenses	—	(285)	285	—	2,384	(2,384)
	40,448	33,282	7,166	88,176	87,137	1,039
Other Income and Expenses
Equity in earnings of equity method investments in the Managed Programs	12,007	13,231	(1,224)	25,709	25,085	624
Other income and (expenses)	455	(236)	691	931	(140)	1,071
	12,462	12,995	(533)	26,640	24,945	1,695
Income before income taxes	19,495	14,152	5,343	36,262	21,491	14,771
Benefit from (provision for) income taxes	1,283	(1,193)	2,476	4,042	370	3,672
Net Income from Investment Management Attributable to W. P. Carey	$20,778	$12,959	$7,819	$40,304	$21,861	$18,443

Asset Management Revenue

We earn asset management revenue from the Managed REITs based on the value of their real estate-related and lodging-related assets under management. We also earn asset management revenue from CCIF based on the average of its gross assets at fair value and from CESH I based on its gross assets at fair value. This asset management revenue may increase or decrease depending upon (i) increases in the Managed Programs’ asset bases as a result of new investments; (ii) decreases in the Managed Programs’ asset bases as a result of sales of investments; (iii) increases or decreases in the appraised value of the real estate-related and lodging-related assets in the investment portfolios of the Managed REITs and CESH I; and (iv) increases or decreases in the fair value of CCIF’s investment portfolio. For 2017, we receive asset management fees from the Managed REITs in shares of their common stock and from CCIF and CESH I in cash.

For the three and six months ended June 30, 2017 as compared to the same periods in 2016, asset management revenue increased by $3.0 million and $5.7 million, respectively, as a result of the growth in assets under management due to investment volume after June 30, 2016. Asset management revenue increased by $1.3 million and $2.5 million, respectively, from CCIF, $1.2 million and $2.4 million, respectively, from CWI 2, $0.3 million and $0.6 million, respectively, from CPA®:18 – Global, and $0.1 million and $0.2 million, respectively, from CWI 1. In addition, during the three and six months ended June 30, 2017, we recognized asset management revenue of $0.3 million and $0.4 million, respectively, from CESH I, which completed its first investment during the second quarter of 2016. These increases were partially offset by decreases of $0.1 million and $0.3 million, respectively, in asset management revenue from CPA®:17 – Global, which sold 34 self-storage properties during 2016, resulting in a decrease in assets under management for that fund.

W. P. Carey 6/30/2017 10-Q – 67

Structuring Revenue

We earn structuring revenue when we structure investments and debt placement transactions for the Managed REITs and CESH I. Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation.

For the three months ended June 30, 2017 as compared to the same period in 2016, structuring revenue increased by $8.4 million. Structuring revenue from CPA®:17 – Global, CWI 2, and CWI 1 increased by $5.0 million, $2.9 million, and $0.3 million, respectively, as a result of higher investment and debt placement volume during the current year period. In addition, we recognized $3.5 million of structuring revenue during the current year period from CESH I. These increases were partially offset by a decrease of $3.3 million in structuring revenue from CPA®:18 – Global, which did not complete any investments during the period.

For the six months ended June 30, 2017 as compared to the same period in 2016, structuring revenue decreased by $0.5 million. Structuring revenue from CPA®:18 – Global, CWI 1, and CWI 2 decreased by $4.5 million, $2.9 million, and $1.7 million, respectively, as a result of lower investment and debt placement volume during the current year period. These decreases were partially offset by $4.4 million of structuring revenue recognized during the current year period from CESH I and an increase of $4.2 million in structuring revenue from CPA®:17 – Global.

Reimbursable Costs from Affiliates

Reimbursable costs from affiliates represent costs incurred by us on behalf of the Managed Programs, consisting primarily of broker-dealer commissions, distribution and shareholder servicing fees, and marketing and personnel costs, which are reimbursed by the Managed Programs and are reflected as a component of both revenues and expenses.

For the three months ended June 30, 2017 as compared to the same period in 2016, reimbursable costs from affiliates increased by $1.4 million, primarily due to an increase of $2.3 million of distribution and shareholder servicing fees and commissions paid to broker-dealers related to the sale of the CCIF Feeder Funds’ shares, $2.0 million of commissions paid to broker-dealers related to CESH I’s private placement, and an increase of $0.9 million in personnel costs reimbursed to us by the Managed Programs. These increases were partially offset by a decrease of $3.6 million in distribution and shareholder servicing fees and commissions paid to broker-dealers related to CWI 2’s initial public offering due to lower fundraising during the current year period.

For the six months ended June 30, 2017 as compared to the same period in 2016, reimbursable costs from affiliates increased by $7.3 million, primarily due to an increase of $3.8 million of distribution and shareholder servicing fees and commissions paid to broker-dealers related to the sale of the CCIF Feeder Funds’ shares, $2.0 million of commissions paid to broker-dealers related to CESH I’s private placement, an increase of $1.2 million of distribution and shareholder servicing fees and commissions paid to broker-dealers related to CWI 2’s initial public offering, and an increase of $0.9 million in personnel costs reimbursed to us by the Managed Programs.

Dealer Manager Fees

As discussed in Note 3, we earned a dealer manager fee, depending on the class of common stock sold, of $0.30 or $0.26 per share sold, for the class A common stock and class T common stock, respectively, in connection with CWI 2’s initial public offering, through March 31, 2017, when CWI 2 suspended its offering in order to determine updated estimated NAVs as of December 31, 2016. As a result, CWI 2 had new offering prices and new dealer manager fees of $0.36 and $0.31 per Class A and Class T Shares, respectively, for its offering. We received dealer manager fees of 2.50% - 3.0% based on the selling price of each share sold in connection with the offerings of the CCIF Feeder Funds, which began in the fourth quarter of 2015. CCIF 2016 T’s offering closed on April 28, 2017. We also received dealer manager fees of up to 3.0% of gross offering proceeds based on the selling price of each limited partnership unit sold in connection with CESH I’s private placement, which commenced in July 2016.

We re-allow a portion of the dealer manager fees to selected dealers in the offerings and reflect those amounts as Dealer manager fees and expenses in the consolidated financial statements. As discussed above, on June 15, 2017, our Board approved a plan to exit all non-traded retail fundraising activities as of June 30, 2017, and as a result, we will no longer receive dealer manager fees once those fundraising activities are completed in July 2017.

W. P. Carey 6/30/2017 10-Q – 68

For the three months ended June 30, 2017 as compared to the same period in 2016, dealer manager fees decreased, primarily due to a decrease in fees earned in connection with the sales of shares in CWI 2 and the CCIF Feeder Funds, partially offset by fees earned in connection with the sale of limited partnership units of CESH I in its private placement.

For the six months ended June 30, 2017 as compared to the same period in 2016, dealer manager fees increased, primarily due to fees earned in the current year period in connection with the sale of limited partnership units of CESH I in its private placement and an increase in fees earned in connection with the sale of shares of the CCIF Feeder Funds, which had higher fundraising during the current year period.

Other Advisory Revenue

Under the limited partnership agreement we have with CESH I, we pay all organization and offering costs on behalf of CESH I, and instead of being reimbursed by CESH I on a dollar-for-dollar basis for those costs, we receive limited partnership units of CESH I equal to 2.5% of its gross offering proceeds.

For the three and six months ended June 30, 2017, other advisory revenue was $0.7 million and $0.8 million, respectively, primarily reflecting the limited partnership units of CESH I received in connection with CESH I’s private placement (Note 2).

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

For the three and six months ended June 30, 2017 as compared to the same periods in 2016, general and administrative expenses in our Investment Management segment, which excludes restructuring and other compensation expenses as described below, decreased by $2.6 million and $4.3 million, respectively, primarily due to an overall decline in compensation expense and professional fees as a result of the reduction in headcount, including the RIF, and other cost savings initiatives implemented during 2016.

Restructuring and Other Compensation

For both the three and six months ended June 30, 2017, we recorded total restructuring expenses of $7.7 million related to our Board’s decision to exit all non-traded retail fundraising activities as of June 30, 2017. These expenses, all of which were allocated to the Investment Management segment, consist primarily of severance costs (Note 1, Note 12).

For the six months ended June 30, 2016, we recorded total restructuring and other compensation expenses of $11.9 million, of which $7.5 million was allocated to our Investment Management segment. Included in the total was $5.1 million of severance related to the employment agreement with our former chief executive officer and $6.8 million related to severance, stock-based compensation, and other costs incurred as part of the RIF during that period (Note 12).

W. P. Carey 6/30/2017 10-Q – 69

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

For the three and six months ended June 30, 2017 as compared to the same periods in 2016, subadvisor fees increased by $1.8 million and $1.2 million, respectively, primarily due to increases of $0.9 million and $0.3 million, respectively, as a result of higher fees earned from CWI 2 and increases of $0.8 million and $1.4 million, respectively, as a result of higher fees earned from CCIF, each of which paid higher asset management fees to us during the current year periods as compared to the prior year periods. For the six months ended June 30, 2017 as compared to the same period in 2016, these increases were partially offset by a decrease of $0.5 million as a result of lower fees earned from CWI 1, which completed investments during the prior year period but did not complete any investments during the current year period.

Stock-based Compensation Expense

For the three and six months ended June 30, 2017 as compared to the same periods in 2016, stock-based compensation expense allocated to our Investment Management segment decreased by $0.9 million and $0.7 million, respectively, primarily due to the reduction in RSUs and PSUs outstanding as a result of a reduction in headcount related to our plan to exit all non-traded retail fundraising activities, as of June 30, 2017 (Note 12).

Property Acquisition and Other Expenses

For six months ended June 30, 2016, we incurred advisory expenses and professional fees of $2.4 million within our Investment Management segment in connection with the formal strategic review that we completed in May 2016.

W. P. Carey 6/30/2017 10-Q – 70

Equity in Earnings of Equity Method Investments in the Managed Programs

Equity in earnings of equity method investments in the Managed Programs is recognized in accordance with the investment agreement for each of our equity method investments. In addition, we are entitled to receive distributions of Available Cash (Note 3) from the operating partnerships of each of the Managed REITs. The net income of our unconsolidated investments fluctuates based on the timing of transactions, such as new leases and property sales, as well as the level of impairment charges. Equity in earnings of our equity method investment in CCIF fluctuates based on changes in the fair value of investments owned by CCIF. The following table presents the details of our Equity in earnings of equity method investments in the Managed Programs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Equity in earnings of equity method investments in the Managed Programs:
Equity in earnings of equity method investments in the Managed Programs (a)	$1,279	$3,070	$3,188	$3,943
Distributions of Available Cash: (b)
CPA®:17 – Global	6,971	5,859	13,781	12,527
CPA®:18 – Global	2,186	2,380	3,861	3,657
CWI 1	1,544	1,586	3,245	4,093
CWI 2	27	336	1,634	865
Equity in earnings of equity method investments in the Managed Programs	$12,007	$13,231	$25,709	$25,085
__________

(a)
Decreases for the three and six months ended June 30, 2017 as compared to the same periods in 2016 were primarily due to decreases of $1.9 million in each period from our investment in shares of common stock of CPA®:17 – Global, which recognized significant gains on the sale of real estate during each of the prior year periods. For the six months ended June 30, 2017 as compared to the same period in 2016, the decrease was partially offset by an increase of $0.4 million in earnings from our equity investment in CCIF, reflecting a greater increase in the fair value of investments owned by CCIF during the current year period.

(b)
We are entitled to receive distributions of our share of earnings up to 10% of the Available Cash from the operating partnerships of each of the Managed REITs, as defined in their respective operating partnership agreements (Note 3). Distributions of Available Cash received and earned from the Managed REITs increased in the aggregate, primarily as a result of new investments entered into by the Managed REITs during 2017 and 2016.

Benefit from (Provision for) Income Taxes

For the three months ended June 30, 2017, we recorded a benefit from income taxes of $1.3 million, compared to a provision for income taxes of $1.2 million recognized during the same period in 2016, within our Investment Management segment. We recorded a benefit from income taxes during the current year period primarily due to a deferred windfall tax benefit of $0.8 million as a result of the adoption of ASU 2016-09 during the first quarter of 2017, under which such benefits are now reflected as a reduction to provision for income taxes (Note 2), as well as pre-tax losses recognized by our TRSs. We recognized a provision for income taxes during the prior year period primarily due to an out-of-period adjustment recorded during the period (Note 2).

For the six months ended June 30, 2017 as compared to the same period in 2016, benefit from income taxes within our Investment Management segment increased by $3.7 million, primarily due to a deferred windfall tax benefit of $3.0 million recognized during the current year period as a result of the adoption of ASU 2016-09, as well as the impact of higher pre-tax losses recognized by our TRSs, partially offset by the impact of an out-of-period adjustment recorded during the prior year period (Note 2).

W. P. Carey 6/30/2017 10-Q – 71

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

Operating Activities — Net cash provided by operating activities increased by $2.6 million during the six months ended June 30, 2017 as compared to the same period in 2016, primarily due to decreases in interest expense, lower general and administrative expenses in the current year period, and an increase in cash flow generated from properties acquired during 2016 and 2017. These increases were partially offset by lease termination income received in connection with the sale of a property during the prior year period and a decrease in cash flow as a result of property dispositions during 2016 and 2017.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property-related costs.

During the six months ended June 30, 2017, we used $48.5 million to fund short-term loans to the Managed Programs (Note 3), and $214.5 million of such loans made by us in prior periods were repaid during the current year period. We sold six properties and a parcel of vacant land for net proceeds of $43.8 million. We used $23.8 million primarily to fund expansions on our existing properties. In addition, we used $6.0 million to acquire an investment (Note 4) and $4.7 million to invest in capital expenditures for owned real estate. We also received $3.8 million in distributions from equity investments in the Managed Programs and real estate in excess of cumulative equity income.

Financing Activities — During the six months ended June 30, 2017, gross borrowings under our Senior Unsecured Credit Facility were $1.0 billion and repayments were $1.4 billion, which included the impact of the amendment and restatement of our Senior Unsecured Credit Facility in February 2017 (Note 10). We received the equivalent of $530.5 million in net proceeds from the issuance of the 2.25% Senior Notes in January 2017, which we used primarily to pay down the outstanding balance on our Unsecured Revolving Credit Facility at that time (Note 10). In connection with the issuances of these notes and the amendment and restatement our Senior Unsecured Credit Facility in February 2017 (Note 10), we incurred financing costs totaling $12.5 million. We also made scheduled and prepaid non-recourse mortgage loan principal payments of $287.8 million and $100.6 million, respectively. Additionally, we paid distributions to stockholders totaling $214.1 million related to the fourth quarter of 2016 and the first quarter of 2017; and also paid distributions of $11.6 million to affiliates that hold noncontrolling interests in various entities with us. We received contributions from noncontrolling interests totaling $90.5 million, primarily from an affiliate in connection with the repayment at maturity of mortgage loans encumbering the Hellweg 2 Portfolio (Note 10). In addition, we received $21.9 million in net proceeds from the issuance of shares under our ATM program (Note 13).

W. P. Carey 6/30/2017 10-Q – 72

Summary of Financing

The table below summarizes our non-recourse mortgages, our Unsecured Senior Notes, and our Senior Unsecured Credit Facility (dollars in thousands):

	June 30, 2017	December 31, 2016
Carrying Value
Fixed rate:
Unsecured Senior Notes (a)	$2,415,400	$1,807,200
Non-recourse mortgages (a)	1,045,606	1,406,222
	3,461,006	3,213,422
Variable rate:
Unsecured Term Loans (a)	369,300	249,978
Unsecured Revolving Credit Facility	165,501	676,715
Non-recourse mortgages (a):
Amount subject to interest rate swaps and cap	149,464	158,765
Floating interest rate mortgage loans	119,393	141,934
	803,658	1,227,392
	$4,264,664	$4,440,814

Percent of Total Debt
Fixed rate	81%	72%
Variable rate	19%	28%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.0%	4.5%
Variable rate (b)	1.8%	1.9%

__________

(a)
Aggregate debt balance includes unamortized deferred financing costs totaling $16.9 million and $13.4 million as of June 30, 2017 and December 31, 2016, respectively, and unamortized discount totaling $12.6 million and $8.0 million as of June 30, 2017 and December 31, 2016, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At June 30, 2017, our cash resources consisted of the following:

•
cash and cash equivalents totaling $171.6 million. Of this amount, $83.3 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

•	our Unsecured Revolving Credit Facility, with unused capacity of $1.3 billion, excluding amounts reserved for outstanding letters of credit; and

•	unleveraged properties that had an aggregate asset carrying value of $4.3 billion at June 30, 2017, although there can be no assurance that we would be able to obtain financing for these properties.

We also access the capital markets when necessary through additional bond and equity offerings, such as the €500.0 million of 2.25% Senior Notes that we issued in January 2017 (Note 10) and our ATM program. During both the three and six months ended June 30, 2017, we issued 329,753 shares of our common stock under our current ATM program at a weighted-average price of $67.82 per share for net proceeds of $21.9 million. During both the three and six months ended June 30, 2016, we issued 281,301 shares of our common stock under our prior ATM program at a weighted-average price of $68.47 per share for net proceeds of $18.9 million. As of June 30, 2017, $377.6 million remained available for issuance under our current ATM program (Note 13).

W. P. Carey 6/30/2017 10-Q – 73

Senior Unsecured Credit Facility

Our Senior Unsecured Credit Facility is more fully described in Note 10. A summary of our Senior Unsecured Credit Facility is provided below (in thousands):

	June 30, 2017		December 31, 2016
	Outstanding Balance	Maximum Available	Outstanding Balance	Maximum Available
Unsecured Term Loans, net (a)	$370,890	$370,890	$250,000	$250,000
Unsecured Revolving Credit Facility	165,501	1,500,000	676,715	1,500,000
__________

(a)
Outstanding balance excludes unamortized discount of $1.3 million at June 30, 2017. Outstanding balance also excludes unamortized deferred financing costs of $0.3 million and less than $0.1 million at June 30, 2017 and December 31, 2016, respectively.

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments, funding capital commitments such as build-to-suit projects, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, making scheduled interest payments on the Unsecured Senior Notes, scheduled mortgage loan principal payments, including mortgage balloon payments on our consolidated mortgage loan obligations, and prepayments of our consolidated mortgage loan obligations, as well as other normal recurring operating expenses.

We expect to fund future investments, build-to-suit commitments, any capital expenditures on existing properties, scheduled debt maturities on non-recourse mortgage loans and any loans to certain of the Managed Programs (Note 3) through cash generated from operations, cash received from dispositions of properties, the use of our cash reserves or unused amounts on our Unsecured Revolving Credit Facility, issuances of shares through our ATM program, and/or additional equity or debt offerings.

Our liquidity would be adversely affected by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of mortgage loans, unused capacity on our Unsecured Revolving Credit Facility, net contributions from noncontrolling interests, and the issuance of additional debt or equity securities, such as through our ATM program, to meet these needs.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at June 30, 2017 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Unsecured Senior Notes — principal (a) (b)	$2,441,200	$—	$—	$—	$2,441,200
Non-recourse mortgages — principal (a)	1,316,556	320,384	232,222	383,799	380,151
Senior Unsecured Credit Facility — principal (a) (c)	536,391	—	—	536,391	—
Interest on borrowings (d)	853,108	148,324	268,308	226,875	209,601
Operating and other lease commitments (e)	163,951	8,437	16,579	10,120	128,815
Capital commitments and tenant expansion allowances (f)	143,897	76,011	62,909	1,464	3,513
Restructuring and other compensation commitments (g)	9,436	8,971	465	—	—
	$5,464,539	$562,127	$580,483	$1,158,649	$3,163,280

__________

W. P. Carey 6/30/2017 10-Q – 74

(a)
Excludes unamortized deferred financing costs totaling $16.9 million, the unamortized discount on the Unsecured Senior Notes of $10.4 million in aggregate, the unamortized discount on the Unsecured Term Loans of $1.3 million, and the unamortized fair market value adjustment of $0.9 million resulting from the assumption of property-level debt in connection with both the CPA®:15 Merger and the CPA®:16 Merger (Note 10).

(b)	Our Unsecured Senior Notes are scheduled to mature from 2023 through 2026.

(c)
Our Unsecured Revolving Credit Facility is scheduled to mature on February 22, 2021 unless otherwise extended pursuant to its terms. Our Unsecured Term Loans are scheduled to mature on February 22, 2022.

(d)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at June 30, 2017.

(e)
Operating and other lease commitments consist primarily of rental obligations under ground leases and the future minimum rents payable on the leases for our principal offices. Pursuant to their respective advisory agreements with us, we are reimbursed by the Managed Programs for their share of overhead costs, which includes a portion of those future minimum rent amounts. Our operating lease commitments are presented net of $10.0 million, based on the allocation percentages as of June 30, 2017, which we estimate the Managed Programs will reimburse us for in full.

(f)	Capital commitments include (i) $109.2 million related to build-to-suit expansions and (ii) $34.7 million related to unfunded tenant improvements, including certain discretionary commitments.

(g)	Represents severance-related obligations to our former chief executive officer and other employees (Note 12).

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at June 30, 2017, which consisted primarily of the euro. At June 30, 2017, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

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

We modify the NAREIT computation of FFO to include other adjustments to GAAP net income to adjust for certain non-cash charges such as amortization of real estate-related intangibles, deferred income tax benefits and expenses, straight-line rents, stock compensation, gains or losses from extinguishment of debt and deconsolidation of subsidiaries, and unrealized foreign currency exchange gains and losses. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. Additionally, we exclude non-core income and expenses such as property acquisition and other expenses (which includes expenses related to the formal strategic review that we completed in May 2016), certain lease termination income, restructuring and other compensation-related expenses resulting from a reduction in headcount and employee severance arrangements, primarily during the first quarter of 2016 and the second quarter of 2017, and accruals for estimated one-time legal settlement expenses. We also exclude realized gains/losses on foreign exchange transactions (other than those realized on the settlement of foreign currency

W. P. Carey 6/30/2017 10-Q – 75

derivatives), which are not considered fundamental attributes of our business plan and do not affect our overall long-term operating performance. We refer to our modified definition of FFO as AFFO. We exclude these items from GAAP net income as they are not the primary drivers in our decision making process and excluding these items provides investors a view of our portfolio performance over time and makes it more comparable to other REITs which are currently not engaged in acquisitions, mergers, and restructuring which are not part of our normal business operations. We use AFFO as one measure of our operating performance when we formulate corporate goals, evaluate the effectiveness of our strategies, and determine executive compensation.

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

W. P. Carey 6/30/2017 10-Q – 76

Consolidated FFO and AFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to W. P. Carey	$64,318	$51,661	$121,802	$109,100
Adjustments:
Depreciation and amortization of real property	61,636	65,096	122,818	148,053
Gain on sale of real estate, net	(3,465)	(18,282)	(3,475)	(18,944)
Impairment charges	—	35,429	—	35,429
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(2,562)	(2,662)	(5,103)	(5,287)
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO	833	1,331	3,550	2,640
Total adjustments	56,442	80,912	117,790	161,891
FFO attributable to W. P. Carey (as defined by NAREIT)	120,760	132,573	239,592	270,991
Adjustments:
Above- and below-market rent intangible lease amortization, net (a)	12,323	13,105	24,814	11,287
Restructuring and other compensation (b)	7,718	452	7,718	11,925
Other amortization and non-cash items (c) (d)	6,693	404	8,787	(2,798)
Stock-based compensation	3,104	4,001	10,014	10,608
Straight-line and other rent adjustments (e)	(2,965)	(2,234)	(6,465)	(29,146)
Amortization of deferred financing costs (d)	2,542	541	3,942	1,264
(Gain) loss on extinguishment of debt	(2,443)	(112)	(1,531)	1,813
Tax benefit — deferred	(1,382)	(16,535)	(6,933)	(19,523)
Property acquisition and other expenses (f) (g)	1,000	(207)	1,073	5,359
Realized (gains) losses on foreign currency	(378)	1,222	25	1,010
Allowance for credit losses	—	—	—	7,064
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at AFFO	1,978	(841)	2,528	480
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	(513)	(131)	(889)	1,368
Total adjustments	27,677	(335)	43,083	711
AFFO attributable to W. P. Carey	$148,437	$132,238	$282,675	$271,702

Summary
FFO attributable to W. P. Carey (as defined by NAREIT)	$120,760	$132,573	$239,592	$270,991
AFFO attributable to W. P. Carey	$148,437	$132,238	$282,675	$271,702

W. P. Carey 6/30/2017 10-Q – 77

FFO and AFFO from Owned Real Estate were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income from Owned Real Estate attributable to W. P. Carey (h)	$43,540	$38,702	$81,498	$87,239
Adjustments:
Depreciation and amortization of real property	61,636	65,096	122,818	148,053
Gain on sale of real estate, net	(3,465)	(18,282)	(3,475)	(18,944)
Impairment charges	—	35,429	—	35,429
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(2,562)	(2,662)	(5,103)	(5,287)
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO	833	1,331	3,550	2,640
Total adjustments	56,442	80,912	117,790	161,891
FFO attributable to W. P. Carey (as defined by NAREIT) — Owned Real Estate (h)	99,982	119,614	199,288	249,130
Adjustments:
Above- and below-market rent intangible lease amortization, net (a)	12,323	13,105	24,814	11,287
Other amortization and non-cash items (c) (d)	7,038	15	9,047	(3,231)
Straight-line and other rent adjustments (e)	(2,965)	(2,234)	(6,465)	(29,146)
Amortization of deferred financing costs (d)	2,542	541	3,942	1,264
(Gain) loss on extinguishment of debt	(2,443)	(112)	(1,531)	1,813
Property acquisition and other expenses (f) (g)	1,000	78	1,073	2,975
Stock-based compensation	899	907	2,853	2,744
Realized (gains) losses on foreign currency	(382)	1,204	13	959
Tax expense (benefit) — deferred	33	(14,826)	(2,427)	(16,325)
Restructuring and other compensation (b)	—	(13)	—	4,413
Allowance for credit losses	—	—	—	7,064
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at AFFO (h)	(92)	(145)	(526)	(287)
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	(513)	(131)	(889)	1,368
Total adjustments	17,440	(1,611)	29,904	(15,102)
AFFO attributable to W. P. Carey — Owned Real Estate (h)	$117,422	$118,003	$229,192	$234,028

Summary
FFO attributable to W. P. Carey (as defined by NAREIT) — Owned Real Estate (h)	$99,982	$119,614	$199,288	$249,130
AFFO attributable to W. P. Carey — Owned Real Estate (h)	$117,422	$118,003	$229,192	$234,028

W. P. Carey 6/30/2017 10-Q – 78

FFO and AFFO from Investment Management were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income from Investment Management attributable to W. P. Carey (h)	$20,778	$12,959	$40,304	$21,861
FFO attributable to W. P. Carey (as defined by NAREIT) — Investment Management (h)	20,778	12,959	40,304	21,861
Adjustments:
Restructuring and other compensation (b)	7,718	465	7,718	7,512
Stock-based compensation	2,205	3,094	7,161	7,864
Tax benefit — deferred	(1,415)	(1,709)	(4,506)	(3,198)
Other amortization and non-cash items (c)	(345)	389	(260)	433
Realized losses on foreign currency	4	18	12	51
Property acquisition and other expenses (g)	—	(285)	—	2,384
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at AFFO (h)	2,070	(696)	3,054	767
Total adjustments	10,237	1,276	13,179	15,813
AFFO attributable to W. P. Carey — Investment Management (h)	$31,015	$14,235	$53,483	$37,674

Summary
FFO attributable to W. P. Carey (as defined by NAREIT) — Investment Management (h)	$20,778	$12,959	$40,304	$21,861
AFFO attributable to W. P. Carey — Investment Management (h)	$31,015	$14,235	$53,483	$37,674
__________

(a)
Amount for the six months ended June 30, 2016 includes an adjustment of $15.6 million related to the acceleration of a below-market lease from a tenant of a domestic property that was sold during the period.

(b)
Amounts for the three and six months ended June 30, 2017 represent restructuring expenses resulting from our exit of all non-traded retail fundraising activities, as of June 30, 2017. Amounts for the three and six months ended June 30, 2016 represent restructuring and other compensation-related expenses resulting from a reduction in headcount, including the RIF, and employee severance arrangements (Note 12).

(c)	Represents primarily unrealized gains and losses from foreign exchange and derivatives.

(d)
Effective July 1, 2016, the amortization of debt premiums and discounts, which was previously included in Other amortization and non-cash items, is included in Amortization of deferred financing costs. Prior periods are retrospectively adjusted to reflect this change. Amortization of debt premiums and discounts for the three and six months ended June 30, 2016 was $0.8 million and $1.4 million, respectively.

(e)
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

(f)	Amounts for the three and six months ended June 30, 2017 are primarily comprised of accruals for estimated one-time legal settlement expenses.

(g)	Amounts for the three and six months ended June 30, 2016 are comprised of expenses related to our formal strategic review, which concluded in May 2016.

(h)
As a result of our Board’s decision to exit all non-traded retail fundraising activities as of June 30, 2017, we have revised how we view and present a component of our two reportable segments. As such, effective for the second quarter of 2017, we include equity in earnings of equity method investments in the Managed REITs and CESH I in our Investment Management segment (Note 1). Equity in earnings of our equity method investment in CCIF continues to be included in our Investment Management segment. Results of operations for prior periods have been reclassified to conform to the current period presentation.

W. P. Carey 6/30/2017 10-Q – 79

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At June 30, 2017, we estimated that the total fair value of our interest rate swaps and cap, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $1.9 million (Note 9).

W. P. Carey 6/30/2017 10-Q – 80

At June 30, 2017, a significant portion (approximately 84.7%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at June 30, 2017 ranged from 2.0% to 7.8%. The contractual annual interest rates on our variable-rate debt at June 30, 2017 ranged from 0.9% to 6.9%. Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash outflows for the remainder of 2017, each of the next four calendar years following December 31, 2017, and thereafter, based upon expected maturity dates of our debt obligations outstanding at June 30, 2017 (in thousands):

	2017 (Remainder)	2018	2019	2020	2021	Thereafter	Total	Fair value
Fixed-rate debt (a)	$97,547	$135,680	$86,895	$177,831	$117,739	$2,872,293	$3,487,985	$3,569,190
Variable-rate debt (a)	$4,086	$139,052	$13,655	$46,335	$207,465	$395,569	$806,162	$803,774
__________

(a)	Amounts are based on the exchange rate at June 30, 2017, as applicable.

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to interest rate caps, is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at June 30, 2017 would increase or decrease by $6.5 million for each respective 1% change in annual interest rates. As more fully described under Liquidity and Capital Resources — Summary of Financing in Item 2 above, a portion of the debt classified as variable-rate debt in the tables above bore interest at fixed rates at June 30, 2017 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Australia, Asia, and Canada, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, the Australian dollar, and the Canadian dollar, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the net cash flow from that investment. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. As part of our investment strategy, we make intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short-term loans, are included in the determination of net income. For the six months ended June 30, 2017, we recognized net foreign currency transaction losses (included in Other income and (expenses) in the consolidated financial statements) of $9.0 million, primarily due to the weakening of the U.S. dollar relative to the euro during the period. The end-of-period rate for the U.S. dollar in relation to the euro at June 30, 2017 increased by 8.3% to $1.1412 from $1.0541 at December 31, 2016.

The June 23, 2016 referendum by voters in the United Kingdom to exit the European Union, a process commonly referred to as “Brexit,” adversely impacted global markets, including the currencies, and resulted in a sharp decline in the value of the British pound sterling and, to a lesser extent, the euro, as compared to the U.S. dollar. Volatility in exchange rates is expected to continue as the United Kingdom negotiates its likely exit from the European Union. As of June 30, 2017, 4.9% and 23.4% of our total ABR was from the United Kingdom and other European Union countries, respectively. We currently hedge a portion of our British pound sterling exposure and our euro exposure through the next five years, thereby significantly reducing our currency risk. Any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.

We enter into foreign currency forward contracts and collars to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar guarantees that the

W. P. Carey 6/30/2017 10-Q – 81

exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. The estimated fair value of our foreign currency forward contracts and collars, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net asset position of $28.3 million at June 30, 2017 (Note 9). We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also issued the euro-denominated 2.0% Senior Notes and 2.25% Senior Notes, and have borrowed under our Unsecured Revolving Credit Facility and Unsecured Term Loans in foreign currencies, including the euro and the British pound sterling. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of June 30, 2017 for the remainder of 2017, each of the next four calendar years following December 31, 2017, and thereafter are as follows (in thousands):

Lease Revenues (a)	2017 (Remainder)	2018	2019	2020	2021	Thereafter	Total
Euro (b)	$82,607	$164,911	$161,633	$158,537	$153,969	$1,197,002	$1,918,659
British pound sterling (c)	16,509	32,969	33,222	33,562	33,830	273,023	423,115
Australian dollar (d)	6,182	12,263	12,263	12,297	12,263	157,476	212,744
Other foreign currencies (e)	8,447	16,995	17,468	15,750	15,962	162,590	237,212
	$113,745	$227,138	$224,586	$220,146	$216,024	$1,790,091	$2,791,730

Scheduled debt service payments (principal and interest) for our Unsecured Senior Notes, Senior Unsecured Credit Facility, and non-recourse mortgage notes payable for our consolidated foreign operations as of June 30, 2017 for the remainder of 2017, each of the next four calendar years following December 31, 2017, and thereafter are as follows (in thousands):

Debt Service (a) (f)	2017 (Remainder)	2018	2019	2020	2021	Thereafter	Total
Euro (b)	$51,875	$168,916	$41,536	$83,615	$173,239	$1,594,155	$2,113,336
British pound sterling (c)	407	814	814	814	814	11,240	14,903
Other foreign currencies (g)	3,765	9,696	626	3,376	—	—	17,463
	$56,047	$179,426	$42,976	$87,805	$174,053	$1,605,395	$2,145,702

__________

(a)	Amounts are based on the applicable exchange rates at June 30, 2017. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at June 30, 2017 of $1.9 million, excluding the impact of our derivative instruments. Amounts included the equivalent of $570.6 million of 2.0% Senior Notes outstanding maturing in January 2023; the equivalent of $570.6 million of 2.25% Senior Notes outstanding maturing in July 2024; the equivalent of $370.9 million borrowed in euro in aggregate under our Unsecured Term Loans, which are scheduled to mature on February 22, 2022; and the equivalent of $107.5 million borrowed in euro under our Unsecured Revolving Credit Facility, which is scheduled to mature on February 22, 2021 unless extended pursuant to its terms, but may be prepaid prior to that date pursuant to its terms (Note 10).

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at June 30, 2017 of $4.1 million, excluding the impact of our derivative instruments.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the Australian dollar and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at June 30, 2017 of $2.1 million. There is no related mortgage loan on this investment.

(e)	Other foreign currencies for future minimum rents consist of the Canadian dollar, the Malaysian ringgit, the Swedish krona, the Norwegian krone, and the Thai baht.

(f)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at June 30, 2017.

(g)	Other foreign currencies for scheduled debt service payments consist of the Canadian dollar, the Malaysian ringgit, and the Thai baht.

W. P. Carey 6/30/2017 10-Q – 82

As a result of scheduled balloon payments on certain of our international non-recourse mortgage loans, projected debt service obligations denominated in euros exceed projected lease revenues denominated in euros in 2018. In 2018, balloon payments denominated in euros totaling $125.7 million are due on three non-recourse mortgage loans that are collateralized by properties that we own. We currently anticipate that, by their respective due dates, we will have refinanced or repaid these loans using our cash resources, including unused capacity on our Unsecured Revolving Credit Facility, as well as proceeds from dispositions of properties.

Projected debt service obligations denominated in euros exceed projected lease revenues denominated in euros in 2021 and thereafter, primarily due to amounts borrowed in euros under our Unsecured Term Loans, Unsecured Revolving Credit Facility, 2.0% Senior Notes, and 2.25% Senior Notes, as described above.

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

For the six months ended June 30, 2017, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•	68% related to domestic operations; and

•	32% related to international operations.

At June 30, 2017, our net-lease portfolio, which excludes our operating properties, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our ABR as of that date:

•	66% related to domestic properties;

•	34% related to international properties;

•	30% related to industrial facilities, 25% related to office facilities, 16% related to retail facilities, and 14% related to warehouse facilities; and

•	17% related to the retail stores industry and 11% related to the consumer services industry.

W. P. Carey 6/30/2017 10-Q – 83

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2017 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

W. P. Carey 6/30/2017 10-Q – 84

PART II — OTHER INFORMATION

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement, filed with the Maryland State Department of Assessments and Taxation on June 15, 2017	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 16, 2017

3.2	Fifth Amended and Restated Bylaws of W. P. Carey Inc., effective as of June 15, 2017	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed June 16, 2017

4.1	W. P. Carey Inc. 2017 Annual Incentive Compensation Plan	Incorporated by reference to Exhibit A of the Company’s definitive proxy statement on Schedule 14A filed April 11, 2017

4.2	W. P. Carey Inc. 2017 Share Incentive Plan	Incorporated by reference to Exhibit B of the Company’s definitive proxy statement on Schedule 14A filed April 11, 2017

4.3	Form of Non-Employee Director Restricted Share Agreement	Incorporated by reference to Exhibit 4.5 to Form S-8 filed June 27, 2017

4.4	Form of Long-Term Performance Share Unit Award Agreement	Incorporated by reference to Exhibit 4.6 to Form S-8 filed June 27, 2017

4.5	Form of Restricted Share Agreement	Incorporated by reference to Exhibit 4.7 to Form S-8 filed June 27, 2017

4.6	Form of Restricted Share Unit Agreement	Incorporated by reference to Exhibit 4.8 to Form S-8 filed June 27, 2017

4.7	Form of Share Option Agreement	Incorporated by reference to Exhibit 4.9 to Form S-8 filed June 27, 2017

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

W. P. Carey 6/30/2017 10-Q – 85

Exhibit No.	Description	Method of Filing
101
The following materials from W. P. Carey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) Consolidated Statements of Equity for the six months ended June 30, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

W. P. Carey 6/30/2017 10-Q – 86

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.
Date:	August 4, 2017
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	August 4, 2017
		By:	/s/ Arjun Mahalingam
Arjun Mahalingam
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 6/30/2017 10-Q – 87

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement, filed with the Maryland State Department of Assessments and Taxation on June 15, 2017	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 16, 2017

3.2	Fifth Amended and Restated Bylaws of W. P. Carey Inc., effective as of June 15, 2017	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed June 16, 2017

4.1	W. P. Carey Inc. 2017 Annual Incentive Compensation Plan	Incorporated by reference to Exhibit A of the Company’s definitive proxy statement on Schedule 14A filed April 11, 2017

4.2	W. P. Carey Inc. 2017 Share Incentive Plan	Incorporated by reference to Exhibit B of the Company’s definitive proxy statement on Schedule 14A filed April 11, 2017

4.3	Form of Non-Employee Director Restricted Share Agreement	Incorporated by reference to Exhibit 4.5 to Form S-8 filed June 27, 2017

4.4	Form of Long-Term Performance Share Unit Award Agreement	Incorporated by reference to Exhibit 4.6 to Form S-8 filed June 27, 2017

4.5	Form of Restricted Share Agreement	Incorporated by reference to Exhibit 4.7 to Form S-8 filed June 27, 2017

4.6	Form of Restricted Share Unit Agreement	Incorporated by reference to Exhibit 4.8 to Form S-8 filed June 27, 2017

4.7	Form of Share Option Agreement	Incorporated by reference to Exhibit 4.9 to Form S-8 filed June 27, 2017

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Description	Method of Filing
101
The following materials from W. P. Carey Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) Consolidated Statements of Equity for the six months ended June 30, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.
Filed herewith