Form 10-Q
period 2017-09-30
W. P. Carey Inc.
filed 2017-11-03
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
or

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

Registrant has 106,909,474 shares of common stock, $0.001 par value, outstanding at October 27, 2017.

INDEX

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: capital markets; tenant credit quality; the general economic outlook; our expected range of Adjusted funds from operations, or AFFO; our corporate strategy; our capital structure; our portfolio lease terms; our international exposure and acquisition volume, including the effects of the United Kingdom’s decision to exit the European Union; our expectations about tenant bankruptcies and interest coverage; statements regarding estimated or future economic performance and results, including our underlying assumptions, occupancy rate, credit ratings, and possible new acquisitions and dispositions by us and our investment management programs; the Managed Programs discussed herein, including their earnings; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust, or REIT; the impact of recently issued accounting pronouncements; the amount and timing of any future dividends; our existing or future leverage and debt service obligations; our ability to sell shares under our “at the market” program and the use of proceeds from that program; our estimated future growth; our projected assets under management; our future capital expenditure levels; our future financing transactions; and our plans to fund our future liquidity needs. These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition, liquidity, results of operations, AFFO, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 24, 2017, or the 2016 Annual Report. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, potential investors are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

W. P. Carey 9/30/2017 10-Q – 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
Assets
Investments in real estate:
Land, buildings and improvements	$5,429,239	$5,285,837
Net investments in direct financing leases	717,184	684,059
In-place lease and other intangible assets	1,204,770	1,172,238
Above-market rent intangible assets	639,140	632,383
Assets held for sale	10,596	26,247
Investments in real estate	8,000,929	7,800,764
Accumulated depreciation and amortization	(1,249,024)	(1,018,864)
Net investments in real estate	6,751,905	6,781,900
Equity investments in the Managed Programs and real estate	327,598	298,893
Cash and cash equivalents	169,770	155,482
Due from affiliates	154,336	299,610
Other assets, net	287,481	282,149
Goodwill	643,321	635,920
Total assets	$8,334,411	$8,453,954
Liabilities and Equity
Debt:
Unsecured senior notes, net	$2,455,383	$1,807,200
Unsecured term loans, net	382,191	249,978
Unsecured revolving credit facility	224,213	676,715
Non-recourse mortgages, net	1,253,051	1,706,921
Debt, net	4,314,838	4,440,814
Accounts payable, accrued expenses and other liabilities	255,911	266,917
Below-market rent and other intangible liabilities, net	116,980	122,203
Deferred income taxes	86,581	90,825
Distributions payable	109,187	107,090
Total liabilities	4,883,497	5,027,849
Redeemable noncontrolling interest	965	965
Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 106,897,515 and 106,294,162 shares, respectively, issued and outstanding	107	106
Additional paid-in capital	4,429,240	4,399,961
Distributions in excess of accumulated earnings	(1,017,901)	(894,137)
Deferred compensation obligation	46,711	50,222
Accumulated other comprehensive loss	(229,581)	(254,485)
Total stockholders’ equity	3,228,576	3,301,667
Noncontrolling interests	221,373	123,473
Total equity	3,449,949	3,425,140
Total liabilities and equity	$8,334,411	$8,453,954

 See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2017 10-Q – 2

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Owned Real Estate:
Lease revenues	$161,511	$163,786	$475,547	$506,358
Operating property revenues	8,449	8,524	23,652	23,696
Reimbursable tenant costs	5,397	6,537	15,940	19,237
Lease termination income and other	1,227	1,224	4,234	34,603
	176,584	180,071	519,373	583,894
Investment Management:
Asset management revenue	17,938	15,978	53,271	45,596
Structuring revenue	9,817	12,301	27,981	30,990
Reimbursable costs from affiliates	6,211	14,540	45,390	46,372
Dealer manager fees	105	1,835	4,430	5,379
Other advisory revenue	99	522	896	522
	34,170	45,176	131,968	128,859
	210,754	225,247	651,341	712,753
Operating Expenses
Depreciation and amortization	64,040	62,802	189,319	213,835
General and administrative	17,236	15,733	53,189	58,122
Reimbursable tenant and affiliate costs	11,608	21,077	61,330	65,609
Property expenses, excluding reimbursable tenant costs	10,556	10,193	31,196	38,475
Subadvisor fees	5,206	4,842	11,598	10,010
Stock-based compensation expense	4,635	4,356	14,649	14,964
Restructuring and other compensation	1,356	—	9,074	11,925
Dealer manager fees and expenses	462	3,028	6,544	9,000
Other expenses	65	—	1,138	5,359
Impairment charges	—	14,441	—	49,870
	115,164	136,472	378,037	477,169
Other Income and Expenses
Interest expense	(41,182)	(44,349)	(125,374)	(139,496)
Equity in earnings of equity method investments in the Managed Programs and real estate	16,318	16,803	47,820	48,243
Other income and (expenses)	(4,569)	5,101	(4,969)	9,398
	(29,433)	(22,445)	(82,523)	(81,855)
Income before income taxes and gain on sale of real estate	66,157	66,330	190,781	153,729
(Provision for) benefit from income taxes	(1,760)	(3,154)	(2,903)	4,538
Income before gain on sale of real estate	64,397	63,176	187,878	158,267
Gain on sale of real estate, net of tax	19,257	49,126	22,732	68,070
Net Income	83,654	112,302	210,610	226,337
Net income attributable to noncontrolling interests	(3,376)	(1,359)	(8,530)	(6,294)
Net Income Attributable to W. P. Carey	$80,278	$110,943	$202,080	$220,043

Basic Earnings Per Share	$0.74	$1.03	$1.87	$2.06
Diluted Earnings Per Share	$0.74	$1.03	$1.87	$2.05
Weighted-Average Shares Outstanding
Basic	108,019,292	107,221,668	107,751,672	106,493,145
Diluted	108,143,694	107,468,029	107,947,490	106,853,174

Distributions Declared Per Share	$1.0050	$0.9850	$3.0000	$2.9392

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2017 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income	$83,654	$112,302	$210,610	$226,337
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	28,979	(11,824)	71,686	(41,999)
Realized and unrealized loss on derivative instruments	(10,270)	(3,093)	(32,574)	(5,999)
Change in unrealized gain (loss) on marketable securities	66	(7)	(260)	(3)
	18,775	(14,924)	38,852	(48,001)
Comprehensive Income	102,429	97,378	249,462	178,336

Amounts Attributable to Noncontrolling Interests
Net income	(3,376)	(1,359)	(8,530)	(6,294)
Foreign currency translation adjustments	(4,716)	(218)	(13,961)	(1,051)
Realized and unrealized loss on derivative instruments	8	17	13	17
Comprehensive income attributable to noncontrolling interests	(8,084)	(1,560)	(22,478)	(7,328)
Comprehensive Income Attributable to W. P. Carey	$94,345	$95,818	$226,984	$171,008

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2017 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Nine Months Ended September 30, 2017 and 2016
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2017	106,294,162	$106	$4,399,961	$(894,137)	$50,222	$(254,485)	$3,301,667	$123,473	$3,425,140
Shares issued under “at-the-market” offering, net	345,253	1	22,856				22,857		22,857
Contributions from noncontrolling interests							—	90,487	90,487
Acquisition of noncontrolling interest			(1,845)				(1,845)	1,845	—
Shares issued upon delivery of vested restricted share awards	219,540	—	(9,678)				(9,678)		(9,678)
Shares issued upon exercise of stock options and purchases under employee share purchase plan	38,560	—	(1,595)				(1,595)		(1,595)
Delivery of deferred vested shares, net			3,734		(3,734)		—		—
Amortization of stock-based compensation expense			14,649				14,649		14,649
Distributions to noncontrolling interests							—	(16,910)	(16,910)
Distributions declared ($3.0000 per share)			1,158	(325,844)	223		(324,463)		(324,463)
Net income				202,080			202,080	8,530	210,610
Other comprehensive income:
Foreign currency translation adjustments						57,725	57,725	13,961	71,686
Realized and unrealized loss on derivative instruments						(32,561)	(32,561)	(13)	(32,574)
Change in unrealized loss on marketable securities						(260)	(260)		(260)
Balance at September 30, 2017	106,897,515	$107	$4,429,240	$(1,017,901)	$46,711	$(229,581)	$3,228,576	$221,373	$3,449,949

W. P. Carey 9/30/2017 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
Nine Months Ended September 30, 2017 and 2016
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2016	104,448,777	$104	$4,282,042	$(738,652)	$56,040	$(172,291)	$3,427,243	$134,185	$3,561,428
Shares issued under “at-the-market” offering, net	1,249,836	2	83,784				83,786		83,786
Shares issued to a third party in connection with the redemption of a redeemable noncontrolling interest	217,011	—	13,418				13,418		13,418
Contributions from noncontrolling interests (Note 2)							—	14,319	14,319
Shares issued upon delivery of vested restricted share awards	326,176	—	(14,505)				(14,505)		(14,505)
Shares issued upon exercise of stock options and purchases under employee share purchase plan	32,873	—	(1,491)				(1,491)		(1,491)
Delivery of deferred vested shares, net			5,712		(5,712)		—		—
Deconsolidation of affiliate (Note 2)							—	(14,184)	(14,184)
Amortization of stock-based compensation expense			18,170				18,170		18,170
Redemption value adjustment			561				561		561
Distributions to noncontrolling interests							—	(13,418)	(13,418)
Distributions declared ($2.9392 per share)			1,672	(316,259)	248		(314,339)		(314,339)
Net income				220,043			220,043	6,294	226,337
Other comprehensive loss:
Foreign currency translation adjustments						(43,050)	(43,050)	1,051	(41,999)
Realized and unrealized loss on derivative instruments						(5,982)	(5,982)	(17)	(5,999)
Change in unrealized loss on marketable securities						(3)	(3)		(3)
Balance at September 30, 2016	106,274,673	$106	$4,389,363	$(834,868)	$50,576	$(221,326)	$3,383,851	$128,230	$3,512,081

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2017 10-Q – 6

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows — Operating Activities
Net income	$210,610	$226,337
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	195,298	216,002
Investment Management revenue received in shares of Managed REITs and other	(53,170)	(22,088)
Distributions of earnings from equity investments	49,365	48,303
Equity in earnings of equity method investments in the Managed Programs and real estate	(47,820)	(48,243)
Amortization of rent-related intangibles and deferred rental revenue	37,210	(8,796)
Gain on sale of real estate	(22,732)	(68,070)
Stock-based compensation expense	14,649	18,170
Straight-line rent	(13,511)	(12,138)
Realized and unrealized losses (gains) on foreign currency transactions, derivatives, extinguishment of debt, and other	13,112	(6,921)
Deferred income taxes	(8,167)	(19,094)
Impairment charges	—	49,870
Allowance for credit losses	—	7,064
Changes in assets and liabilities:
Deferred structuring revenue received	15,256	18,161
Net changes in other operating assets and liabilities	(4,526)	(15,771)
Increase in deferred structuring revenue receivable	(3,697)	(5,310)
Net Cash Provided by Operating Activities	381,877	377,476
Cash Flows — Investing Activities
Proceeds from repayment of short-term loans to affiliates	229,696	37,053
Funding of short-term loans to affiliates	(123,492)	(20,000)
Proceeds from sale of real estate	102,503	392,867
Funding for real estate construction and expansions	(36,741)	(41,874)
Capital expenditures on owned real estate	(10,819)	(7,104)
Change in investing restricted cash	9,588	7,775
Return of capital from equity investments	6,482	3,522
Purchases of real estate	(6,000)	(385,835)
Other investing activities, net	5,728	2,549
Capital contributions to equity investments in real estate	(1,291)	(6)
Capital expenditures on corporate assets	(349)	(846)
Deconsolidation of affiliate (Note 2)	—	(15,408)
Investment in assets of affiliate (Note 2)	—	(14,861)
Proceeds from limited partnership units issued by affiliate (Note 2)	—	14,184
Net Cash Provided by (Used in) Investing Activities	175,305	(27,984)
Cash Flows — Financing Activities
Repayments of Senior Unsecured Credit Facility	(1,557,814)	(837,575)
Proceeds from Senior Unsecured Credit Facility	1,189,591	720,568
Proceeds from issuance of Unsecured Senior Notes	530,456	348,887
Distributions paid	(322,389)	(310,509)
Scheduled payments of mortgage principal	(303,538)	(113,420)
Prepayments of mortgage principal	(157,370)	(193,030)
Contributions from noncontrolling interests	90,487	135
Proceeds from shares issued under “at-the-market” offering, net of selling costs	22,833	84,093
Distributions paid to noncontrolling interests	(16,910)	(13,418)
Payment of financing costs	(12,672)	(2,949)
Payments for withholding taxes upon delivery of equity-based awards and exercises of stock options	(11,423)	(15,943)
Change in financing restricted cash	(2,097)	926
Proceeds from mortgage financing	969	33,935
Proceeds from exercise of stock options and purchases under the employee share purchase plan	149	204
Net Cash Used in Financing Activities	(549,728)	(298,096)
Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash and cash equivalents	6,834	860
Net increase in cash and cash equivalents	14,288	52,256
Cash and cash equivalents, beginning of period	155,482	157,227
Cash and cash equivalents, end of period	$169,770	$209,483

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2017 10-Q – 7

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

Through our TRSs, we also earn revenue as the advisor to publicly owned, non-listed REITs, which are sponsored by us under the Corporate Property Associates, or CPA®, brand name and invest in similar properties. At September 30, 2017, we were the advisor to Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global, and Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global. We refer to CPA®:17 – Global and CPA®:18 – Global together as the CPA® REITs.

At September 30, 2017, we were also the advisor to Carey Watermark Investors Incorporated, or CWI 1, and Carey Watermark Investors 2 Incorporated, or CWI 2, two publicly owned, non-listed REITs that invest in lodging and lodging-related properties. We refer to CWI 1 and CWI 2 together as the CWI REITs and, together with the CPA® REITs, as the Managed REITs (Note 3).

At September 30, 2017, we were also the advisor to Carey European Student Housing Fund I, L.P., or CESH I, a limited partnership formed for the purpose of developing, owning, and operating student housing properties and similar investments in Europe (Note 3). We refer to the Managed REITs and CESH I collectively as the Managed Programs.

On June 15, 2017, our board of directors, or the Board, approved a plan to exit all non-traded retail fundraising activities carried out by our wholly-owned broker-dealer subsidiary, Carey Financial LLC, or Carey Financial, as of June 30, 2017. We currently expect to continue to manage all existing Managed Programs through the end of their respective natural life cycles (Note 3).

In August 2017, we resigned as the advisor to Carey Credit Income Fund (known as Guggenheim Credit Income Fund since October 23, 2017), or CCIF, and by extension, its feeder funds, or the CCIF Feeder Funds, each of which is a business development company, or BDC (Note 3). We refer to CCIF and the CCIF Feeder Funds collectively as the Managed BDCs. The board of trustees of CCIF approved our resignation and appointed CCIF’s subadvisor Guggenheim Partners Investment Management, LLC, or Guggenheim, as the interim sole advisor to CCIF, effective as of September 11, 2017. The shareholders of CCIF approved Guggenheim’s appointment as sole advisor on a permanent basis on October 20, 2017. The Managed BDCs were included in the Managed Programs prior to our resignation as their advisor.

W. P. Carey 9/30/2017 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

Reportable Segments

As a result of our Board’s decision to exit all non-traded retail fundraising activities, described above, we have revised how we view and present a component of our two reportable segments. As such, beginning with the second quarter of 2017, we include equity income generated through our (i) ownership of shares and limited partnership units of the Managed Programs and (ii) special general partner interests in the operating partnerships of the Managed REITs in our Investment Management segment. Previously, these items were recognized within our Owned Real Estate segment. We also include our equity investments in the Managed Programs in our Investment Management segment. Both (i) earnings from our investment in CCIF and (ii) our investment in CCIF continue to be included in our Investment Management segment. Results of operations and assets by segment for prior periods have been reclassified to conform to the current period presentation.

Owned Real Estate — We own and invest in commercial properties principally in North America, Europe, Australia, and Asia, which are leased to companies, primarily on a triple-net lease basis. We also own two hotels, which are considered operating properties. We earn lease revenues from our wholly-owned and co-owned real estate investments that we control. In addition, we generate equity income through co-owned real estate investments that we do not control (Note 7). At September 30, 2017, our owned portfolio was comprised of our full or partial ownership interests in 890 properties, totaling approximately 85.9 million square feet, substantially all of which were net leased to 211 tenants, with an occupancy rate of 99.8%.

Investment Management — Through our TRSs, we structure and negotiate investments and debt placement transactions for the Managed Programs, for which we earn structuring revenue, and manage their portfolios of real estate investments, for which we earn asset management revenue. We also earned asset management revenue from CCIF based on the average of its gross assets at fair value through the effective date of our resignation as its advisor. We may earn disposition revenue when we negotiate and structure the sale of properties on behalf of the Managed REITs, and we may also earn incentive revenue and receive other compensation through our advisory agreements with certain of the Managed Programs, including in connection with providing liquidity events for the Managed REITs’ stockholders.

In addition, we generate equity income through our ownership of shares and limited partnership units of the Managed Programs (Note 7). Through our special general partner interests in the operating partnerships of the Managed REITs, we also participate in their cash flows (Note 3). Our Board’s decision to exit all non-traded retail fundraising activities through Carey Financial as of June 30, 2017, as discussed above, will not affect the continuation of these current revenue streams. At September 30, 2017, the CPA® REITs collectively owned all or a portion of 461 properties (including certain properties in which we have an ownership interest), totaling approximately 54.1 million square feet, substantially all of which were net leased to 207 tenants, with an occupancy rate of approximately 99.7%. The Managed Programs also had interests in 166 operating properties, totaling approximately 20.2 million square feet in the aggregate.

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

W. P. Carey 9/30/2017 10-Q – 9

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

At September 30, 2017, we considered 28 entities to be VIEs, 21 of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in the consolidated balance sheets (in thousands):

	September 30, 2017	December 31, 2016 (a)
Land, buildings and improvements	$910,495	$886,148
Net investments in direct financing leases	39,897	60,294
In-place lease and other intangible assets	265,852	245,480
Above-market rent intangible assets	102,432	98,043
Accumulated depreciation and amortization	(231,323)	(184,710)
Total assets	1,129,154	1,150,093

Non-recourse mortgages, net	$128,659	$406,574
Total liabilities	202,514	548,659
__________

(a)
In 2017, we reclassified certain line items in our consolidated balance sheets, as described below. As a result, prior period amounts for certain line items included within Net investments in real estate have been reclassified to conform to the current period presentation.

At September 30, 2017, our seven unconsolidated VIEs included our interests in six unconsolidated real estate investments, which we account for under the equity method of accounting, and one unconsolidated entity, which we account for under the cost method of accounting and is included within our Investment Management segment. At December 31, 2016, our seven unconsolidated VIEs included our interests in six unconsolidated real estate investments and one unconsolidated entity among our interests in the Managed Programs, all of which we accounted for under the equity method of accounting. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities. As of September 30, 2017 and December 31, 2016, the net carrying amount of our investments in these entities was $152.8 million and $152.9 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

At September 30, 2017, we had an investment in a tenancy-in-common interest in various underlying international properties. Consolidation of this investment is not required as such interest does not qualify as a VIE and does not meet the control

W. P. Carey 9/30/2017 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

requirement for consolidation. Accordingly, we account for this investment using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment provides us with significant influence on the operating and financial decisions of this investment.

At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the jointly owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments, nor do we have any legal obligation to fund operating deficits. At September 30, 2017, none of our equity investments had carrying values below zero.

On April 20, 2016, we formed a limited partnership, CESH I, for the purpose of developing, owning, and operating student housing properties and similar investments in Europe. CESH I commenced fundraising in July 2016 through a private placement with an initial offering of $100.0 million and a maximum offering of $150.0 million. Prior to August 30, 2016, which is the date that we had collected $14.2 million of net proceeds on behalf of CESH I from limited partnership units issued in the private placement (primarily to independent investors), we had included CESH I’s financial results and balances in our consolidated financial statements. On August 31, 2016, we determined that CESH I had sufficient equity to finance its operations and that we were no longer considered the primary beneficiary, and as a result we deconsolidated CESH I and began to account for our interest in it at fair value by electing the equity method fair value option available under GAAP. As of August 31, 2016, CESH I had assets totaling $30.3 million on our consolidated balance sheet, including $15.4 million in Cash and cash equivalents and $14.9 million in Other assets, net. In connection with the deconsolidation, we recorded offsetting amounts of $14.2 million for the nine months ended September 30, 2016 in Contributions from noncontrolling interests and Deconsolidation of affiliate in the consolidated statements of equity, and in Proceeds from limited partnership units issued by affiliate and Deconsolidation of affiliate in the consolidated statements of cash flows. We recognized a gain on deconsolidation of $1.9 million, which is included in Other income and (expenses) in the consolidated statements of income for the three and nine months ended September 30, 2016. The deconsolidation did not have a material impact on our financial position or results of operations. Following the deconsolidation, we continue to serve as the advisor to CESH I (Note 3).

Out-of-Period Adjustments

During the second quarter of 2016, we identified and recorded out-of-period adjustments related to adjustments to prior period income tax returns. We concluded that these adjustments were not material to our consolidated financial statements for any of the current or prior periods presented. The net adjustment is reflected as a $3.0 million reduction of our Benefit from income taxes in the consolidated statements of income for the nine months ended September 30, 2016.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

In 2017, we reclassified in-place lease intangible assets, net, below-market ground lease intangible assets, net (previously included in Other assets, net), and above-market rent intangible assets, net to be included within Net investments in real estate in our consolidated balance sheets. The accumulated amortization on these assets is now included in Accumulated depreciation and amortization in our consolidated balance sheets. We also retitled the line item Real estate to Land, buildings and improvements in our consolidated balance sheets. In addition, we included the line item Operating real estate, which had previously appeared in our consolidated balance sheets, within Land, buildings and improvements in our consolidated balance sheets. Prior period balances have been reclassified to conform to the current period presentation.

As a result of our Board’s decision to exit all non-traded retail fundraising activities as of June 30, 2017 (Note 1), we have revised how we view and present a component of our two reportable segments. As such, effective since the second quarter of 2017, we include (i) equity in earnings of equity method investments in the Managed Programs and (ii) equity investments in the Managed Programs in our Investment Management segment. Results of operations and assets by segment for prior periods have been reclassified to conform to the current period presentation.

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

W. P. Carey 9/30/2017 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, which constitute a majority of our revenues, but will primarily apply to revenues generated from our operating properties and our Investment Management business. We will adopt this guidance for our interim and annual periods beginning January 1, 2018 using one of two methods: retrospective restatement for each reporting period presented at the time of adoption, or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. We have not decided which method of adoption we will use. We are evaluating the impact of the new standard and have not yet determined if it will have a material impact on our business or our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces existing sale-leaseback guidance with a new model applicable to both lessees and lessors. In addition, it also requires lessors to record gross revenues and expenses associated with activities that do not transfer services to the lessee (such as real estate taxes and insurance). Additionally, the new standard requires extensive quantitative and qualitative disclosures. Early application will be permitted for all entities. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented. We will adopt this guidance for our interim and annual periods beginning January 1, 2019. The ASU is expected to impact our consolidated financial statements as we have certain operating office and land lease arrangements for which we are the lessee. We are evaluating the impact of the new standard and have not yet determined if it will have a material impact on our business or our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 amends Accounting Standards Codification, or ASC, Topic 718, Compensation-Stock Based Compensation to simplify various aspects of how share-based payments are accounted for and presented in the financial statements including (i) reflecting income tax effects of share-based payments through the income statement, (ii) allowing statutory tax withholding requirements at the employees’ maximum individual tax rate without requiring awards to be classified as liabilities, and (iii) permitting an entity to make an accounting policy election for the impact of forfeitures on the recognition of expense. ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period, with early adoption permitted.

We adopted ASU 2016-09 as of January 1, 2017 and elected to account for forfeitures as they occur, rather than to account for them based on an estimate of expected forfeitures. This election was adopted using a modified retrospective transition method, with a cumulative effect adjustment to retained earnings. The related financial statement impact of this adjustment is not material. Depending on several factors, such as the market price of our common stock, employee stock option exercise behavior, and corporate income tax rates, the excess tax benefits associated with the exercise of stock options and the vesting and delivery of restricted share awards, or RSAs, restricted share units, or RSUs, and performance share units, or PSUs, could generate a significant income tax benefit in a particular interim period, potentially creating volatility in Net income attributable to W. P. Carey and basic and diluted earnings per share between interim periods. Under the former accounting guidance, windfall tax benefits related to stock-based compensation were recognized within Additional paid-in capital in our consolidated financial statements. Under ASU 2016-09, these amounts are reflected as a reduction to Provision for income taxes. For reference, windfall tax benefits related to stock-based compensation recorded in Additional paid-in capital for the years ended December 31, 2016 and 2015 were $6.7 million and $12.5 million, respectively. Windfall tax benefits related to stock-based compensation recorded as a deferred tax benefit for the three and nine months ended September 30, 2017 were $0.6 million and $3.6 million, respectively.

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

W. P. Carey 9/30/2017 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 intends to reduce diversity in practice for certain cash flow classifications, including, but not limited to (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination, (iii) proceeds from the settlement of insurance claims, and (iv) distributions received from equity method investees. ASU 2016-15 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-15 on our consolidated financial statements and will retrospectively adopt the standard for the fiscal year beginning January 1, 2018.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 intends to reduce diversity in practice for the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2016-18 on our consolidated financial statements and will retrospectively adopt the standard for the fiscal year beginning January 1, 2018.

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

W. P. Carey 9/30/2017 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

In February 2017, the FASB issued ASU 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term “in substance nonfinancial asset,” in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20. This amendment also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent company may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. ASU 2017-05 is effective for periods beginning after December 15, 2017, with early application permitted for fiscal years beginning after December 15, 2016. We are in the process of evaluating the impact of ASU 2017-05 on our consolidated financial statements and will adopt the standard for the fiscal year beginning January 1, 2018.

In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when to account for a change to the terms and conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, vesting conditions, or classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 will be effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2017-09 on our consolidated financial statements and will adopt the standard for the fiscal year beginning January 1, 2018.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess hedge effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. ASU 2017-12 will be effective in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2017-12 on our consolidated financial statements.

W. P. Carey 9/30/2017 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Agreements and Transactions with Related Parties

Advisory Agreements with the Managed Programs

We have advisory agreements with each of the Managed Programs, pursuant to which we earn fees and are entitled to receive reimbursement for fund management expenses, as well as cash distributions. The advisory agreements also entitled us to fees for serving as the dealer manager of the offerings of the Managed Programs. However, as previously noted, as of June 30, 2017, we ceased all active non-traded retail fundraising activities. We facilitated the orderly processing of sales of shares of the common stock and limited partnership units of CWI 2 and CESH I, respectively, through July 31, 2017 and closed their respective offerings on that date, and as a result, stopped receiving dealer manager fees after that date. In addition, in August 2017, we resigned as the advisor to CCIF, and our advisory agreement with CCIF was terminated, effective as of September 11, 2017, and as a result, we no longer earned any fees from CCIF after that date. We currently expect to continue to manage all existing Managed Programs through the end of their respective natural life cycles (Note 1). The advisory agreements with each of the Managed REITs have terms of one year, may be renewed for successive one-year periods, and are currently scheduled to expire on December 31, 2017, unless otherwise renewed. The advisory agreement with CESH I, which commenced June 3, 2016, will continue until terminated pursuant to its terms.

The following tables present a summary of revenue earned and/or cash received from the Managed Programs for the periods indicated, included in the consolidated financial statements. Asset management revenue excludes amounts received from third parties (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Asset management revenue	$17,938	$15,955	$53,271	$45,535
Distributions of Available Cash	12,047	10,876	34,568	32,018
Structuring revenue	9,817	12,301	27,981	30,990
Reimbursable costs from affiliates	6,211	14,540	45,390	46,372
Interest income on deferred acquisition fees and loans to affiliates	447	130	1,464	492
Dealer manager fees	105	1,835	4,430	5,379
Other advisory revenue	99	522	896	522
	$46,664	$56,159	$168,000	$161,308

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
CPA®:17 – Global	$15,383	$16,616	$55,645	$51,820
CPA®:18 – Global	4,042	5,259	18,361	22,851
CWI 1	11,940	7,771	26,051	26,453
CWI 2	11,643	19,924	45,206	49,233
CCIF	1,787	3,388	12,777	7,750
CESH I	1,869	3,201	9,960	3,201
	$46,664	$56,159	$168,000	$161,308

W. P. Carey 9/30/2017 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of amounts included in Due from affiliates in the consolidated financial statements (in thousands):

	September 30, 2017	December 31, 2016
Short-term loans to affiliates, including accrued interest	$132,210	$237,613
Deferred acquisition fees receivable, including accrued interest	10,720	21,967
Accounts receivable	5,358	5,005
Reimbursable costs	3,943	4,427
Current acquisition fees receivable	1,508	8,024
Asset management fees receivable	539	2,449
Organization and offering costs	58	784
Distribution and shareholder servicing fees	—	19,341
	$154,336	$299,610

Asset Management Revenue

Under the advisory agreements with the Managed Programs, we earn asset management revenue for managing their investment portfolios. The following table presents a summary of our asset management fee arrangements with the Managed Programs:

Managed Program	Rate	Payable	Description
CPA®:17 – Global	0.5% – 1.75%	2016 50% in cash and 50% in shares of its common stock; 2017 in shares of its common stock	Rate depends on the type of investment and is based on the average market or average equity value, as applicable
CPA®:18 – Global	0.5% – 1.5%	In shares of its Class A common stock	Rate depends on the type of investment and is based on the average market or average equity value, as applicable
CWI 1	0.5%	2016 in cash; 2017 in shares of its common stock	Rate is based on the average market value of the investment; we are required to pay 20% of the asset management revenue we receive to the subadvisor
CWI 2	0.55%	In shares of its Class A common stock	Rate is based on the average market value of the investment; we are required to pay 25% of the asset management revenue we receive to the subadvisor
CCIF	1.75% – 2.00%	In cash, prior to our resignation as the advisor to CCIF, effective September 11, 2017 (Note 1)	Based on the average of gross assets at fair value; we were required to pay 50% of the asset management revenue we received to the subadvisor
CESH I	1.0%	In cash	Based on gross assets at fair value

W. P. Carey 9/30/2017 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Structuring Revenue

Under the terms of the advisory agreements with the Managed Programs, we earn revenue for structuring and negotiating investments and related financing. We did not earn any structuring revenue from the Managed BDCs. The following table presents a summary of our structuring fee arrangements with the Managed Programs:

Managed Program	Rate	Payable	Description
CPA®:17 – Global	1% – 1.75%, 4.5%	In cash; for non net-lease investments, 1% – 1.75% upon completion; for net-lease investments, 2.5% upon completion, with 2% deferred and payable in three interest-bearing annual installments
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
In cash upon completion; however, fees were paid 50% in cash and 50% in shares of CWI 1’s common stock and CWI 2’s Class A common stock for a jointly-owned investment structured on behalf of CWI 1 and CWI 2 in September 2017, with the approval of each CWI REIT’s board of directors

Based on the total aggregate cost of the lodging investments or commitments made; loan refinancing transactions up to 1% of the principal amount; we are required to pay 20% and 25% to the subadvisors of CWI 1 and CWI 2, respectively; total for each CWI REIT limited to 6% of the contract prices in aggregate

CESH I	2.0%	In cash upon completion	Based on the total aggregate cost of investments or commitments made, including the acquisition, development, construction, or re-development of the investments

W. P. Carey 9/30/2017 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Reimbursable Costs from Affiliates

During their respective offering periods, the Managed Programs reimbursed us for certain costs that we incurred on their behalf, which consisted primarily of broker-dealer commissions, marketing costs, and an annual distribution and shareholder servicing fee, as applicable. The offerings for CWI 2 and CESH I closed on July 31, 2017. The Managed Programs will continue to reimburse us for certain personnel and overhead costs that we incur on their behalf. The following tables present summaries of such fee arrangements:

Broker-Dealer Selling Commissions

Managed Program	Rate	Payable	Description
CWI 2 Class A Shares	January 1, 2016 through March 31, 2017: $0.70 April 27, 2017 through July 31, 2017: $0.84 (a)	In cash upon share settlement; 100% re-allowed to broker-dealers	Per share sold
CWI 2 Class T Shares	January 1, 2016 through March 31, 2017: $0.19 April 27, 2017 through July 31, 2017: $0.23 (a)	In cash upon share settlement; 100% re-allowed to broker-dealers	Per share sold
CCIF Feeder Funds	Through September 10, 2017: 0% – 3% (b)	In cash upon share settlement; 100% re-allowed to broker-dealers
Based on the selling price of each share sold; the offering for Carey Credit Income Fund 2016 T (known as Guggenheim Credit Income Fund 2016 T since October 23, 2017), or CCIF 2016 T, closed on April 28, 2017

CESH I	Up to 7.0% of gross offering proceeds (a)	In cash upon limited partnership unit settlement; 100% re-allowed to broker-dealers	Based on the selling price of each limited partnership unit sold
__________

(a)
After the end of active fundraising by Carey Financial on June 30, 2017, we facilitated the orderly processing of sales in the offerings of CWI 2 and CESH I through July 31, 2017, which then closed their respective offerings on that date.

(b)	In August 2017, we resigned as the advisor to CCIF, and our advisory agreement with CCIF was terminated, effective as of September 11, 2017.

W. P. Carey 9/30/2017 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

Dealer Manager Fees

Managed Program	Rate	Payable	Description
CWI 2 Class A Shares	January 1, 2016 through March 31, 2017: $0.30 April 27, 2017 through July 31, 2017: $0.36 (a)	Per share sold	In cash upon share settlement; a portion may be re-allowed to broker-dealers
CWI 2 Class T Shares	January 1, 2016 through March 31, 2017: $0.26 April 27, 2017 through July 31, 2017: $0.31 (a)	Per share sold	In cash upon share settlement; a portion may be re-allowed to broker-dealers
CCIF Feeder Funds	Through September 10, 2017: 2.50% – 3.0% (b)	Based on the selling price of each share sold	In cash upon share settlement; a portion may be re-allowed to broker-dealers; CCIF 2016 T’s offering closed on April 28, 2017
CESH I	Up to 3.0% of gross offering proceeds (a)	Per limited partnership unit sold	In cash upon limited partnership unit settlement; a portion may be re-allowed to broker-dealers
__________

(a)
In connection with the end of active fundraising by Carey Financial on June 30, 2017, CWI 2 and CESH I facilitated the orderly processing of sales through July 31, 2017 and closed their respective offerings on that date.

(b)	In August 2017, we resigned as the advisor to CCIF, and our advisory agreement with CCIF was terminated, effective as of September 11, 2017.

Annual Distribution and Shareholder Servicing Fee

Managed Program	Rate	Payable	Description
CPA®:18 – Global Class C Shares (a)	1.0%	Accrued daily and payable quarterly in arrears in cash; a portion may be re-allowed to selected dealers
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

CCIF 2016 T (b)	0.9%	Payable quarterly in arrears in cash; 100% is re-allowed to selected dealers
Based on the weighted-average net price of shares sold in the public offering; cease paying on the earlier of when underwriting compensation from all sources equals, including this fee, 10% of gross offering proceeds or the date at which a liquidity event occurs

__________

(a)
In connection with our exit from all non-traded retail fundraising activities as of June 30, 2017, beginning with the payment for the third quarter of 2017 (which was made during the fourth quarter of 2017), the distribution and shareholder servicing fee is now paid directly to selected dealers by the respective funds. As a result, our liability to the selected dealers and the corresponding receivable from the funds were removed during the third quarter of 2017.

(b)
In connection with our resignation as advisor to CCIF in August 2017, our dealer manager agreement was assigned to Guggenheim. As a result, our liability to the selected dealers and the corresponding receivable from CCIF was removed.

W. P. Carey 9/30/2017 10-Q – 19

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

CCIF and CCIF Feeder Funds	In cash, prior to our resignation as the advisor to CCIF, effective September 11, 2017 (Note 1)	Actual expenses incurred, excluding those related to their investment management team and senior management team
CESH I	In cash	Actual expenses incurred

Organization and Offering Costs

Managed Program	Payable	Description
CWI 2 (a)	In cash; within 60 days after the end of the quarter in which the offering terminates	Actual costs incurred up to 1.5% of the gross offering proceeds
CCIF and CCIF Feeder Funds (b)	In cash; payable monthly, prior to our resignation as the advisor to CCIF, effective September 11, 2017 (Note 1)	Up to 1.5% of the gross offering proceeds; we were required to pay 50% of the organization and offering costs we received to the subadvisor
CESH I (a)	N/A	In lieu of reimbursing us for organization and offering costs, CESH I paid us limited partnership units, as described below under Other Advisory Revenue
__________

(a)
In connection with the end of active fundraising by Carey Financial on June 30, 2017, CWI 2 and CESH I facilitated the orderly processing of sales through July 31, 2017 and closed their respective offerings on that date.

(b)	In August 2017, we resigned as the advisor to CCIF, and our advisory agreement with CCIF was terminated, effective as of September 11, 2017.

Other Advisory Revenue

Under the limited partnership agreement we have with CESH I, we paid all organization and offering costs on behalf of CESH I, and instead of being reimbursed by CESH I on a dollar-for-dollar basis for those costs, we received limited partnership units of CESH I equal to 2.5% of its gross offering proceeds. This revenue, which commenced in the third quarter of 2016, is included in Other advisory revenue in the consolidated statements of income and totaled $0.1 million and $0.7 million for the three and nine months ended September 30, 2017, respectively, and $0.5 million for both the three and nine months ended September 30, 2016, respectively. In connection with the end of active non-traded retail fundraising by Carey Financial on June 30, 2017, we facilitated the orderly processing of sales of CESH I through July 31, 2017, which closed its offering on that date.

W. P. Carey 9/30/2017 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

Expense Support and Conditional Reimbursements

Under the expense support and conditional reimbursement agreement we had with each of the CCIF Feeder Funds, we and the CCIF subadvisor were obligated to reimburse the CCIF Feeder Funds 50% of the excess of the cumulative distributions paid to the CCIF Feeder Funds’ shareholders over the available operating funds on a monthly basis. Following any month in which the available operating funds exceeded the cumulative distributions paid to its shareholders, the excess operating funds were used to reimburse us and the CCIF subadvisor for any expense payment we made within three years prior to the last business day of such month that had not been previously reimbursed by the CCIF Feeder Fund, up to the lesser of (i) 1.75% of each CCIF Feeder Fund’s average net assets or (ii) the percentage of each CCIF Feeder Fund’s average net assets attributable to its common shares represented by other operating expenses during the fiscal year in which such expense support payment from us and the CCIF’s subadvisor was made, provided that the effective rate of distributions per share at the time of reimbursement was not less than such rate at the time of expense payment. The expense support and conditional reimbursement agreement we had with each of the CCIF Feeder Funds was terminated in connection with our resignation as the advisor to CCIF effective as of September 11, 2017.

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

Other Transactions with Affiliates

Loans to Affiliates

From time to time, our Board has approved the making of secured and unsecured loans from us to certain of the Managed Programs, at our sole discretion, with each loan at a rate equal to the rate at which we are able to borrow funds under our senior credit facility (Note 10), generally for the purpose of facilitating acquisitions or for working capital purposes.

The following table sets forth certain information regarding our loans to affiliates (dollars in thousands):

	Interest Rate at September 30, 2017	Maturity Date at September 30, 2017	Maximum Loan Amount Authorized at September 30, 2017	Principal Outstanding Balance at (a)
Managed Program				September 30, 2017	December 31, 2016
CWI 1 (b) (c) (d)	LIBOR + 1.00%	6/30/2018; 12/31/2018	$100,000	$97,835	$—
CPA®:18 – Global (b) (e)	LIBOR + 1.00%	10/31/2017; 5/15/2018	50,000	19,000	27,500
CESH I (b)	LIBOR + 1.00%	5/3/2018; 5/9/2018	35,000	14,461	—
CWI 2 (f)	N/A	N/A	N/A	—	210,000
				$131,296	$237,500
__________

(a)	Amounts exclude accrued interest of $0.9 million and $0.1 million at September 30, 2017 and December 31, 2016, respectively.

(b)	LIBOR means London Interbank Offered Rate.

(c)	We entered into a secured credit facility with CWI 1 in September 2017, comprised of a $75.0 million bridge loan to facilitate an acquisition and a $25.0 million revolving working capital facility.

W. P. Carey 9/30/2017 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

(d)	In October 2017, CWI 1 repaid $29.2 million, in aggregate, of the loans outstanding to us at September 30, 2017 (Note 17).

(e)	In October 2017, CPA®:18 – Global repaid in full the amount outstanding to us at September 30, 2017 (Note 17).

(f)	In October 2017, we entered into a secured $25.0 million revolving working capital facility with CWI 2 (Note 17).

Other

At September 30, 2017, we owned interests ranging from 3% to 90% in jointly owned investments in real estate, including a jointly controlled tenancy-in-common interest in several properties, with the remaining interests generally held by affiliates. In addition, we owned stock of each of the Managed REITs and CCIF, and limited partnership units of CESH I. We consolidate certain of these investments and account for the remainder either (i) under the equity method of accounting, (ii) under the cost method of accounting, or (iii) at fair value by electing the equity method fair value option available under GAAP (Note 7).

Note 4. Land, Buildings and Improvements and Assets Held for Sale

Land, Buildings and Improvements — Operating Leases

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	September 30, 2017	December 31, 2016
Land	$1,132,569	$1,128,933
Buildings	4,194,213	4,053,334
Real estate under construction	20,373	21,859
Less: Accumulated depreciation	(578,592)	(472,294)
	$4,768,563	$4,731,832

During the nine months ended September 30, 2017, the U.S. dollar weakened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro increased by 12.0% to $1.1806 from $1.0541. As a result of this fluctuation in foreign exchange rates, the carrying value of our Land, buildings and improvements subject to operating leases increased by $160.5 million from December 31, 2016 to September 30, 2017.

Depreciation expense, including the effect of foreign currency translation, on our Land, buildings and improvements subject to operating leases was $36.3 million and $35.4 million for the three months ended September 30, 2017 and 2016, respectively, and $107.5 million and $107.3 million for the nine months ended September 30, 2017 and 2016, respectively. Accumulated depreciation of real estate is included in Accumulated depreciation and amortization in the consolidated financial statements.

In connection with changes in lease classifications due to extensions of the underlying leases, we reclassified six properties with an aggregate carrying value of $1.6 million from Net investments in direct financing leases to Land, buildings and improvements during the nine months ended September 30, 2017 (Note 5).

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

Real Estate Under Construction

During the nine months ended September 30, 2017, we capitalized real estate under construction totaling $43.5 million, including net accrual activity of $6.8 million, primarily related to construction projects on our properties. As of September 30, 2017, we had five construction projects in progress, and as of December 31, 2016, we had three construction projects in progress. Aggregate unfunded commitments totaled approximately $109.6 million and $135.2 million as of September 30, 2017 and December 31, 2016, respectively.

W. P. Carey 9/30/2017 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

During the nine months ended September 30, 2017, we capitalized and completed the following construction projects, at a total cost of $59.0 million, of which $35.5 million was capitalized during 2016:

•	an expansion project at an industrial facility in Windsor, Connecticut in March 2017 at a cost totaling $3.3 million;

•	an expansion project at an educational facility in Coconut Creek, Florida in May 2017 at a cost totaling $18.2 million;

•	an expansion project at two industrial facilities in Monarto, Australia in May 2017 at a cost totaling $15.9 million; and

•	a build-to-suit project for an industrial facility in McCalla, Alabama in June 2017 at a cost totaling $21.6 million.

Dispositions of Properties

During the nine months ended September 30, 2017, we sold nine properties and a parcel of vacant land, excluding the sale of one property that was classified as held for sale as of December 31, 2016, and transferred ownership of two properties to the related mortgage lender (Note 15). As a result, the carrying value of our Land, buildings and improvements subject to operating leases decreased by $72.4 million from December 31, 2016 to September 30, 2017.

Future Dispositions of Properties

As of September 30, 2017, two tenants exercised options to repurchase the properties they are leasing from us in accordance with their lease agreements for an aggregate of $23.1 million (the amount for one repurchase is based on the exchange rate of the euro as of September 30, 2017), but there can be no assurance that such repurchases will be completed. At September 30, 2017, these two properties had an aggregate asset carrying value of $17.5 million.

Land, Buildings and Improvements — Operating Properties

At both September 30, 2017 and December 31, 2016, Land, buildings and improvements attributable to operating properties consisted of our investments in two hotels, which are summarized as follows (in thousands):

	September 30, 2017	December 31, 2016
Land	$6,041	$6,041
Buildings	76,043	75,670
Less: Accumulated depreciation	(15,345)	(12,143)
	$66,739	$69,568

Depreciation expense on our Land, buildings and improvements attributable to operating properties was $1.1 million for both the three months ended September 30, 2017 and 2016, and $3.2 million for both the nine months ended September 30, 2017 and 2016. Accumulated depreciation of Land, buildings and improvements attributable to operating properties is included in Accumulated depreciation and amortization in the consolidated financial statements.

Assets Held for Sale

Below is a summary of our properties held for sale (in thousands):

	September 30, 2017	December 31, 2016
Real estate, net	$6,146	$—
Intangible assets, net	4,450	—
Net investments in direct financing leases	—	26,247
Assets held for sale	$10,596	$26,247

At September 30, 2017, we had one property classified as Assets held for sale with a carrying value of $10.6 million.

At December 31, 2016, we had one property classified as Assets held for sale with a carrying value of $26.2 million. In addition, there was a deferred tax liability of $2.5 million related to this property as of December 31, 2016, which is included in Deferred income taxes in the consolidated balance sheets. The property was sold during the nine months ended September 30, 2017 (Note 15).

W. P. Carey 9/30/2017 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

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

Net Investments in Direct Financing Leases

Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $16.8 million and $17.6 million for the three months ended September 30, 2017 and 2016, respectively, and $49.3 million and $53.9 million for the nine months ended September 30, 2017 and 2016, respectively.

During the nine months ended September 30, 2017, the U.S. dollar weakened against the euro, resulting in a $38.9 million increase in the carrying value of Net investments in direct financing leases from December 31, 2016 to September 30, 2017. During the nine months ended September 30, 2017, we sold an international investment accounted for as a direct financing lease that had a net carrying value of $1.7 million. During the nine months ended September 30, 2017, we reclassified six properties with a carrying value of $1.6 million from Net investments in direct financing leases to Land, buildings and improvements in connection with changes in lease classifications due to extensions of the underlying leases (Note 4).

Note Receivable

At September 30, 2017 and December 31, 2016, we had a note receivable with an outstanding balance of $10.1 million and $10.4 million, respectively, representing the expected future payments under a sales type lease, which was included in Other assets, net in the consolidated financial statements. Earnings from our note receivable are included in Lease termination income and other in the consolidated financial statements.

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

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. As of December 31, 2016, we had an allowance for credit losses of $13.3 million on a single direct financing lease investment, including the impact of foreign currency translation. This allowance was established in the fourth quarter of 2015. During the nine months ended September 30, 2016, we increased the allowance by $7.1 million, which was recorded in Property expenses, excluding reimbursable tenant costs in the consolidated financial statements, due to a decline in the estimated amount of future payments we would receive from the tenant. We sold this direct financing lease investment in August 2017, as described above. At both September 30, 2017 and December 31, 2016, none of the balances of our finance receivables were past due. There were no modifications of finance receivables during the nine months ended September 30, 2017.

We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. A credit quality of one through three indicates a range of investment grade to stable. A credit quality of four through five indicates a range of inclusion on the watch list to risk of default. The credit quality evaluation of our finance receivables was last updated in the third quarter of 2017. We believe the credit quality of our deferred acquisition fees receivable falls under category one, as the CPA® REITs are expected to have the available cash to make such payments.

W. P. Carey 9/30/2017 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

A summary of our finance receivables by internal credit quality rating, excluding our deferred acquisition fees receivable, is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
1 - 3	24	27	$604,081	$621,955
4	8	5	123,173	70,811
5	—	1	—	1,644
			$727,254	$694,410

Note 6. Goodwill and Other Intangibles

We have recorded net lease, internal-use software development, and trade name intangibles that are being amortized over periods ranging from three years to 40 years. In addition, we have several ground lease intangibles that are being amortized over periods of up to 99 years. In-place lease and below-market ground lease (as lessee) intangibles, at cost are included in In-place lease and other intangible assets in the consolidated financial statements. Above-market rent intangibles, at cost are included in Above-market rent intangible assets in the consolidated financial statements. Accumulated amortization of in-place lease, below-market ground lease (as lessee), and above-market rent intangibles is included in Accumulated depreciation and amortization in the consolidated financial statements. Internal-use software development and trade name intangibles are included in Other assets, net in the consolidated financial statements. Below-market rent, above-market ground lease (as lessee), and below-market purchase option intangibles are included in Below-market rent and other intangible liabilities, net in the consolidated financial statements.

In connection with our investment activity during the nine months ended September 30, 2017 (Note 4), we recorded an in-place lease intangible asset of $1.3 million, which has an expected life of 21 years.

Goodwill within our Owned Real Estate segment increased by $7.4 million during the nine months ended September 30, 2017 due to foreign currency translation adjustments, from $572.3 million as of December 31, 2016 to $579.7 million as of September 30, 2017. Goodwill within our Investment Management segment was $63.6 million as of September 30, 2017, unchanged from December 31, 2016. In connection with our Board’s decision to exit all non-traded retail fundraising activities (Note 1), we performed a test for impairment during the second quarter of 2017 on goodwill recorded in our Investment Management segment, and no impairment was indicated.

W. P. Carey 9/30/2017 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$18,649	$(7,159)	$11,490	$18,568	$(5,068)	$13,500
Trade name	3,975	(200)	3,775	3,975	—	3,975
	22,624	(7,359)	15,265	22,543	(5,068)	17,475
Lease Intangibles:
In-place lease	1,185,107	(398,237)	786,870	1,148,232	(322,119)	826,113
Above-market rent	639,140	(255,152)	383,988	632,383	(210,927)	421,456
Below-market ground lease	18,693	(1,698)	16,995	23,140	(1,381)	21,759
	1,842,940	(655,087)	1,187,853	1,803,755	(534,427)	1,269,328
Indefinite-Lived Goodwill and Intangible Assets
Goodwill	643,321	—	643,321	635,920	—	635,920
Below-market ground lease	970	—	970	866	—	866
	644,291	—	644,291	636,786	—	636,786
Total intangible assets	$2,509,855	$(662,446)	$1,847,409	$2,463,084	$(539,495)	$1,923,589

Finite-Lived Intangible Liabilities
Below-market rent	$(136,319)	$46,377	$(89,942)	$(133,137)	$38,231	$(94,906)
Above-market ground lease	(13,206)	2,879	(10,327)	(12,948)	2,362	(10,586)
	(149,525)	49,256	(100,269)	(146,085)	40,593	(105,492)
Indefinite-Lived Intangible Liabilities
Below-market purchase option	(16,711)	—	(16,711)	(16,711)	—	(16,711)
Total intangible liabilities	$(166,236)	$49,256	$(116,980)	$(162,796)	$40,593	$(122,203)

Net amortization of intangibles, including the effect of foreign currency translation, was $38.4 million and $38.1 million for the three months ended September 30, 2017 and 2016, respectively, and $114.1 million and $125.6 million for the nine months ended September 30, 2017 and 2016, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues; amortization of internal-use software development, trade name, and in-place lease intangibles is included in Depreciation and amortization; and amortization of above-market ground lease and below-market ground lease intangibles is included in Property expenses, excluding reimbursable tenant costs.

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

W. P. Carey 9/30/2017 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

The following table presents Equity in earnings of equity method investments in the Managed Programs and real estate, which represents our proportionate share of the income or losses of these investments, as well as certain adjustments related to amortization of basis differences related to purchase accounting adjustments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Distributions of Available Cash (Note 3)	$12,047	$10,876	$34,568	$32,018
Proportionate share of equity in earnings of equity investments in the Managed Programs	886	2,962	4,688	7,396
Amortization of basis differences on equity method investments in the Managed Programs	(355)	(265)	(969)	(756)
Total equity in earnings of equity method investments in the Managed Programs	12,578	13,573	38,287	38,658
Equity in earnings of equity method investments in real estate	4,244	4,197	11,404	12,456
Amortization of basis differences on equity method investments in real estate	(504)	(967)	(1,871)	(2,871)
Total equity in earnings of equity method investments in real estate	3,740	3,230	9,533	9,585
Equity in earnings of equity method investments in the Managed Programs and real estate	$16,318	$16,803	$47,820	$48,243

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

The following table sets forth certain information about our investments in the Managed Programs (dollars in thousands):

	% of Outstanding Interests Owned at		Carrying Amount of Investment at
Fund	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
CPA®:17 – Global	3.996%	3.456%	$120,464	$99,584
CPA®:17 – Global operating partnership	0.009%	0.009%	—	—
CPA®:18 – Global	2.298%	1.616%	25,812	17,955
CPA®:18 – Global operating partnership	0.034%	0.034%	209	209
CWI 1	1.882%	1.109%	23,351	11,449
CWI 1 operating partnership	0.015%	0.015%	186	—
CWI 2	1.541%	0.773%	14,171	5,091
CWI 2 operating partnership	0.015%	0.015%	300	300
CCIF (a)	—%	13.322%	—	23,528
CESH I (b)	2.430%	2.431%	3,110	2,701
			$187,603	$160,817
__________

(a)
In August 2017, we resigned as the advisor to CCIF, effective as of September 11, 2017 (Note 1). As such, we reclassified our investment in CCIF from Equity investments in the Managed Programs and real estate to Other assets, net in our consolidated balance sheets and account for it under the cost method, since we no longer share decision-making responsibilities with the third-party investment partner. Our cost method investment in CCIF had a carrying value of $23.3 million at September 30, 2017 and is included in our Investment Management segment.

(b)	Investment is accounted for at fair value.

W. P. Carey 9/30/2017 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)

CPA®:17 – Global — The carrying value of our investment in CPA®:17 – Global at September 30, 2017 includes asset management fees receivable, for which 243,250 shares of CPA®:17 – Global common stock were issued during the fourth quarter of 2017. We received distributions from this investment during the nine months ended September 30, 2017 and 2016 of $6.1 million and $5.5 million, respectively. We received distributions from our investment in the CPA®:17 – Global operating partnership during the nine months ended September 30, 2017 and 2016 of $19.2 million and $17.8 million, respectively.

CPA®:18 – Global — The carrying value of our investment in CPA®:18 – Global at September 30, 2017 includes asset management fees receivable, for which 117,416 shares of CPA®:18 – Global Class A common stock were issued during the fourth quarter of 2017. We received distributions from this investment during the nine months ended September 30, 2017 and 2016 of $1.2 million and $0.6 million, respectively. We received distributions from our investment in the CPA®:18 – Global operating partnership during the nine months ended September 30, 2017 and 2016 of $6.1 million and $5.3 million, respectively.

CWI 1 — The carrying value of our investment in CWI 1 at September 30, 2017 includes asset management fees receivable, for which 110,715 shares of CWI 1 common stock were issued during the fourth quarter of 2017. We received distributions from this investment during the nine months ended September 30, 2017 and 2016 of $0.8 million and $0.6 million, respectively. We received distributions from our investment in the CWI 1 operating partnership during the nine months ended September 30, 2017 and 2016 of $5.7 million and $6.9 million, respectively.

CWI 2 — The carrying value of our investment in CWI 2 at September 30, 2017 includes asset management fees receivable, for which 68,367 shares of CWI 2 Class A common stock were issued during the fourth quarter of 2017. We received distributions from this investment during the nine months ended September 30, 2017 and 2016 of $0.2 million and less than $0.1 million, respectively. We received distributions from our investment in the CWI 2 operating partnership during the nine months ended September 30, 2017 and 2016 of $3.5 million and $2.0 million, respectively.

CCIF — We received distributions from this investment during the nine months ended September 30, 2017 and 2016 of $0.9 million and $0.6 million, respectively. Following our resignation as the advisor to CCIF, effective September 11, 2017 (Note 1), and the reclassification of our investment in CCIF from Equity investments in the Managed Programs and real estate to Other assets, net in our consolidated balance sheets (as described above), distributions of earnings from CCIF are recorded within Other income and (expenses) in the consolidated financial statements.

CESH I — Under the limited partnership agreement we have with CESH I, we paid all organization and offering costs on behalf of CESH I, and instead of being reimbursed by CESH I on a dollar-for-dollar basis for those costs, we received limited partnership units of CESH I equal to 2.5% of its gross offering proceeds. In connection with the end of active fundraising by Carey Financial on June 30, 2017, we facilitated the orderly processing of sales in the CESH I offering through July 31, 2017, which then closed its offering on that date (Note 3). We have elected to account for our investment in CESH I at fair value by selecting the equity method fair value option available under GAAP. We record our investment in CESH I on a one quarter lag; therefore, the balance of our equity method investment in CESH I recorded as of September 30, 2017 is based on the estimated fair value of our equity method investment in CESH I as of June 30, 2017. We did not receive distributions from this investment during the nine months ended September 30, 2017 or 2016.

At September 30, 2017 and December 31, 2016, the aggregate unamortized basis differences on our equity investments in the Managed Programs were $39.5 million and $31.7 million, respectively.

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

W. P. Carey 9/30/2017 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth our ownership interests in our equity investments in real estate, excluding the Managed Programs, and their respective carrying values (dollars in thousands):

			Carrying Value at
Lessee	Co-owner	Ownership Interest	September 30, 2017	December 31, 2016
The New York Times Company	CPA®:17 – Global	45%	$69,510	$69,668
Frontier Spinning Mills, Inc.	CPA®:17 – Global	40%	24,147	24,138
Beach House JV, LLC (a)	Third Party	N/A	15,105	15,105
ALSO Actebis GmbH (b)	CPA®:17 – Global	30%	12,072	11,205
Jumbo Logistiek Vastgoed B.V. (b) (c)	CPA®:17 – Global	15%	10,505	8,739
Wagon Automotive GmbH (b)	CPA®:17 – Global	33%	8,323	8,887
Wanbishi Archives Co. Ltd. (d)	CPA®:17 – Global	3%	333	334
			$139,995	$138,076
__________

(a)	This investment is in the form of a preferred equity interest.

(b)	The carrying value of this investment is affected by fluctuations in the exchange rate of the euro.

(c)
This investment represents a tenancy-in-common interest, whereby the property is encumbered by the debt for which we are jointly and severally liable. The co-obligor is CPA®:17 – Global and the amount due under the arrangement was approximately $75.4 million at September 30, 2017. Of this amount, $11.3 million represents the amount we are liable for and is included within the carrying value of the investment at September 30, 2017.

(d)	The carrying value of this investment is affected by fluctuations in the exchange rate of the yen.

We received aggregate distributions of $12.1 million and $12.4 million from our other unconsolidated real estate investments for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017 and December 31, 2016, the aggregate unamortized basis differences on our unconsolidated real estate investments were $7.1 million and $6.7 million, respectively.

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

W. P. Carey 9/30/2017 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)

Derivative Liabilities — Our derivative liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, are comprised of foreign currency collars and interest rate swaps (Note 9). These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 because they are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

Equity Investment in CESH I — We have elected to account for our investment in CESH I at fair value by selecting the equity method fair value option available under GAAP (Note 7). The fair value of our equity investment in CESH I approximated its carrying value as of September 30, 2017 and December 31, 2016.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the three or nine months ended September 30, 2017 or 2016. Gains and losses (realized and unrealized) included in earnings are reported within Other income and (expenses) on our consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		September 30, 2017		December 31, 2016
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Unsecured Senior Notes, net (a) (b) (c)	2	$2,455,383	$2,574,990	$1,807,200	$1,828,829
Non-recourse mortgages, net (a) (b) (d)	3	1,253,051	1,265,075	1,706,921	1,711,364
Note receivable (d)	3	10,070	9,740	10,351	10,046
__________

(a)
The carrying value of Unsecured Senior Notes, net (Note 10) includes unamortized deferred financing costs of $15.0 million and $12.1 million at September 30, 2017 and December 31, 2016, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of $1.0 million and $1.3 million at September 30, 2017 and December 31, 2016, respectively.

(b)
The carrying value of Unsecured Senior Notes, net includes unamortized discount of $10.2 million and $7.8 million at September 30, 2017 and December 31, 2016, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $1.4 million and $0.2 million at September 30, 2017 and December 31, 2016, respectively.

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

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both September 30, 2017 and December 31, 2016.

W. P. Carey 9/30/2017 10-Q – 30

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

We did not recognize any impairment charges during the three or nine months ended September 30, 2017.

During the three months ended September 30, 2016, we recognized impairment charges totaling $14.4 million, including an amount attributable to a noncontrolling interest of $0.6 million, on 18 properties, including a portfolio of 14 properties, in order to reduce the carrying values of the properties to their estimated fair values. The impairment charges recognized on the portfolio of 14 properties were in addition to charges recognized on the portfolio during the six months ended June 30, 2016 (as described below), based on the purchase and sale agreement for the portfolio. The fair value measurements for the properties, which totaled $158.8 million, approximated their estimated selling prices, less estimated costs to sell. We used available information, including third-party broker information and internal discounted cash flow models (Level 3 inputs), in determining the fair value of these properties. The portfolio of 14 properties was sold in October 2016. Of the other four properties, one was sold in December 2016, two were disposed of in January 2017, and one property, which was classified as held for sale as of December 31, 2016, was sold in January 2017.

During the nine months ended September 30, 2016, we recognized impairment charges totaling $49.9 million, including an amount attributable to a noncontrolling interest of $0.6 million, on 18 properties in order to reduce the carrying values of the properties to their estimated fair values. In addition to the impairment charges of $14.4 million recognized during the three months ended September 30, 2016, described above, we recognized impairment charges totaling $35.4 million on the portfolio of 14 properties during the six months ended June 30, 2016, in order to reduce the carrying values of the properties to their estimated fair values at that time. The fair value measurements for the properties, which totaled $158.8 million, approximated their estimated selling prices, less estimated costs to sell. We used available information, including third-party broker information and internal discounted cash flow models (Level 3 inputs), in determining the fair value of these properties.

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

W. P. Carey 9/30/2017 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)

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

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both September 30, 2017 and December 31, 2016, no cash collateral had been posted nor received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Foreign currency forward contracts	Other assets, net	$15,636	$37,040	$—	$—
Foreign currency collars	Other assets, net	5,837	17,382	—	—
Interest rate swaps	Other assets, net	227	190	—	—
Interest rate cap	Other assets, net	24	45	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(4,472)	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(1,822)	(2,996)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	3,551	3,752	—	—
Interest rate swap (a)	Other assets, net	14	9	—	—
Total derivatives		$25,289	$58,418	$(6,294)	$(2,996)
__________

(a)	This interest rate swap does not qualify for hedge accounting; however, it does protect against fluctuations in interest rates related to the underlying variable-rate debt.

W. P. Carey 9/30/2017 10-Q – 32

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss) (Effective Portion) (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2017	2016	2017	2016
Foreign currency collars	$(5,398)	$(439)	$(16,002)	$3,618
Foreign currency forward contracts	(4,752)	(3,622)	(16,422)	(7,830)
Interest rate swaps	250	961	779	(1,536)
Interest rate caps	(17)	(29)	(26)	(21)
Derivatives in Net Investment Hedging Relationships (b)
Foreign currency forward contracts	(1,171)	(2,200)	(5,347)	(3,357)
Total	$(11,088)	$(5,329)	$(37,018)	$(9,126)

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss) (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Foreign currency forward contracts	Other income and (expenses)	$1,454	$1,773	$5,336	$5,163
Foreign currency collars	Other income and (expenses)	735	654	3,154	1,259
Interest rate swaps and caps	Interest expense	(286)	(512)	(1,024)	(1,578)
Total		$1,903	$1,915	$7,466	$4,844
__________

(a)
Excludes net losses of $0.4 million and net gains of less than $0.1 million recognized on unconsolidated jointly owned investments for the three months ended September 30, 2017 and 2016, respectively, and net losses of $0.9 million and $0.2 million for the nine months ended September 30, 2017 and 2016, respectively.

(b)	The effective portion of the changes in fair value of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive income (loss).

W. P. Carey 9/30/2017 10-Q – 33

Notes to Consolidated Financial Statements (Unaudited)

Amounts reported in Other comprehensive income (loss) related to interest rate swaps will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. As of September 30, 2017, we estimate that an additional $0.7 million and $7.5 million will be reclassified as interest expense and other income, respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Foreign currency collars	Other income and (expenses)	$(225)	$78	$(718)	$257
Stock warrants	Other income and (expenses)	134	335	(201)	134
Foreign currency forward contracts	Other income and (expenses)	(19)	—	(19)	—
Interest rate swaps	Other income and (expenses)	2	401	11	2,656
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps (a)	Interest expense	153	165	455	428
Foreign currency forward contracts	Other income and (expenses)	(14)	(55)	(75)	86
Foreign currency collars	Other income and (expenses)	(13)	(26)	(11)	12
Total		$18	$898	$(558)	$3,573
__________

(a)	Relates to the ineffective portion of the hedging relationship.

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

W. P. Carey 9/30/2017 10-Q – 34

Notes to Consolidated Financial Statements (Unaudited)

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at September 30, 2017 are summarized as follows (currency in thousands):

	Number of Instruments	Notional Amount		Fair Value at September 30, 2017 (a)
Interest Rate Derivatives
Designated as Cash Flow Hedging Instruments
Interest rate swaps	11	104,966	USD	$(1,455)
Interest rate swap	1	5,813	EUR	(140)
Interest rate cap	1	30,517	EUR	24
Not Designated as Cash Flow Hedging Instruments
Interest rate swap (b)	1	2,890	USD	14
				$(1,557)
__________

(a)	Fair value amounts are based on the exchange rate of the euro at September 30, 2017, as applicable.

(b)	This interest rate swap does not qualify for hedge accounting; however, it does protect against fluctuations in interest rates related to the underlying variable-rate debt.

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

The following table presents the foreign currency derivative contracts we had outstanding at September 30, 2017, which were designated as cash flow hedges (currency in thousands):

	Number of Instruments	Notional Amount		Fair Value at September 30, 2017
Foreign Currency Derivatives
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	25	77,208	EUR	$12,553
Foreign currency collars	24	40,750	GBP	5,316
Foreign currency collars	24	87,150	EUR	(3,951)
Foreign currency forward contracts	5	2,680	GBP	603
Foreign currency forward contracts	9	11,411	AUD	404
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	3	74,463	AUD	2,076
				$17,001

W. P. Carey 9/30/2017 10-Q – 35

Notes to Consolidated Financial Statements (Unaudited)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of September 30, 2017. At September 30, 2017, our total credit exposure and the maximum exposure to any single counterparty was $19.9 million and $13.5 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At September 30, 2017, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $6.5 million and $3.3 million at September 30, 2017 and December 31, 2016, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at September 30, 2017 or December 31, 2016, we could have been required to settle our obligations under these agreements at their aggregate termination value of $6.8 million and $3.3 million, respectively.

Net Investment Hedges

At September 30, 2017, the €236.3 million borrowed in euro outstanding under our Amended Term Loan was designated as a net investment hedge (Note 10). Additionally, we have had two issuances of euro-denominated senior notes, each with a principal amount of €500.0 million, which we refer to as the 2.0% Senior Notes and 2.25% Senior Notes (Note 10). These borrowings are designated as, and are effective as, economic hedges of our net investments in foreign entities. Variability in the exchange rates of the foreign currencies with respect to the U.S. dollar impacts our financial results as the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of changes in the foreign currencies to U.S. dollar exchange rates being recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. As a result, the borrowings in euro under our Amended Term Loan, 2.0% Senior Notes, and 2.25% Senior Notes are recorded at cost in the consolidated financial statements and all changes in the value related to changes in the spot rates will be reported in the same manner as a translation adjustment, which is recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment.

At September 30, 2017, we also had foreign currency forward contracts that were designated as net investment hedges, as discussed in “Derivative Financial Instruments” above.

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

W. P. Carey 9/30/2017 10-Q – 36

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

At September 30, 2017, our Unsecured Revolving Credit Facility had unused capacity of $1.3 billion, excluding amounts reserved for outstanding letters of credit. As of September 30, 2017, our lenders had issued letters of credit totaling $0.1 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under our Unsecured Revolving Credit Facility by the same amount. We also incur a facility fee of 0.20% of the total commitment on our Unsecured Revolving Credit Facility and a fee of 0.20% on the unused commitments under our Delayed Draw Term Loan prior to the draw or termination of such commitments.

The following table presents a summary of our Senior Unsecured Credit Facility (dollars in millions):

	Interest Rate at September 30, 2017 (a)	Maturity Date at September 30, 2017	Principal Outstanding Balance at
Senior Unsecured Credit Facility			September 30, 2017	December 31, 2016
Unsecured Term Loans:
Amended Term Loan — borrowing in euros (b) (c)	EURIBOR + 1.10%	2/22/2022	$279.0	$—
Delayed Draw Term Loan — borrowing in euros (c)	EURIBOR + 1.10%	2/22/2022	104.7	—
Prior Term Loan — borrowing in U.S. dollars (d)	N/A	N/A	—	250.0
			383.7	250.0
Unsecured Revolving Credit Facility:
Unsecured Revolving Credit Facility — borrowing in U.S. dollars	LIBOR + 1.00%	2/22/2021	113.0	390.0
Unsecured Revolving Credit Facility — borrowing in euros (c)	EURIBOR + 1.00%	2/22/2021	111.2	286.7
			224.2	676.7
			$607.9	$926.7
__________

(a)	The applicable interest rate at September 30, 2017 was based on the credit rating for our Unsecured Senior Notes of BBB/Baa2.

(b)	Balance excludes unamortized deferred financing costs of $0.2 million and unamortized discount of $1.3 million at September 30, 2017.

(c)	EURIBOR means Euro Interbank Offered Rate.

(d)	Balance excludes unamortized deferred financing costs of less than $0.1 million at December 31, 2016.

Unsecured Senior Notes

As set forth in the table below, we have unsecured senior notes outstanding with an aggregate principal balance outstanding of $2.5 billion at September 30, 2017. We refer to these notes collectively as the Unsecured Senior Notes. On January 19, 2017, we completed a public offering of €500.0 million of 2.25% Senior Notes, at a price of 99.448% of par value, issued by our wholly owned subsidiary, WPC Eurobond B.V., which are guaranteed by us. These 2.25% Senior Notes have a 7.5-year term and are scheduled to mature on July 19, 2024.

W. P. Carey 9/30/2017 10-Q – 37

Notes to Consolidated Financial Statements (Unaudited)

Interest on the Unsecured Senior Notes is payable annually in arrears for our euro-denominated notes and semi-annually for U.S. dollar-denominated notes. The Unsecured Senior Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 30 to 35 basis points. The following table presents a summary of our Unsecured Senior Notes outstanding at September 30, 2017 (currency in millions):

				Original Issue Discount	Effective Interest Rate			Principal Outstanding Balance at
Unsecured Senior Notes, net (a)	Issue Date	Principal Amount	Price of Par Value			Coupon Rate	Maturity Date	September 30, 2017	December 31, 2016
2.0% Senior Notes	1/21/2015	€500.0	99.220%	$4.6	2.107%	2.0%	1/20/2023	$590.3	$527.1
4.6% Senior Notes	3/14/2014	$500.0	99.639%	$1.8	4.645%	4.6%	4/1/2024	500.0	500.0
2.25% Senior Notes	1/19/2017	€500.0	99.448%	$2.9	2.332%	2.25%	7/19/2024	590.3	—
4.0% Senior Notes	1/26/2015	$450.0	99.372%	$2.8	4.077%	4.0%	2/1/2025	450.0	450.0
4.25% Senior Notes	9/12/2016	$350.0	99.682%	$1.1	4.290%	4.25%	10/1/2026	350.0	350.0
								$2,480.6	$1,827.1
__________

(a)
Aggregate balance excludes unamortized deferred financing costs totaling $15.0 million and $12.1 million, and unamortized discount totaling $10.2 million and $7.8 million, at September 30, 2017 and December 31, 2016, respectively.

Proceeds from the issuances of each of these notes were used primarily to partially pay down the amounts then outstanding under the unsecured revolving credit facility that we had in place at that time. In connection with the offering of the 2.25% Senior Notes in January 2017, we incurred financing costs totaling $4.0 million during the nine months ended September 30, 2017, which are included in Unsecured Senior Notes, net in the consolidated financial statements and are being amortized to Interest expense over the term of the 2.25% Senior Notes.

Covenants

The Senior Unsecured Credit Facility, as amended, and each of the Unsecured Senior Notes include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. The Senior Unsecured Credit Facility also contains various customary affirmative and negative covenants applicable to us and our subsidiaries, subject to materiality and other qualifications, baskets, and exceptions as outlined in the Credit Agreement. We were in compliance with all of these covenants at September 30, 2017.

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

Non-Recourse Mortgages

At September 30, 2017, our mortgage notes payable bore interest at fixed annual rates ranging from 2.0% to 7.8% and variable contractual annual rates ranging from 0.9% to 6.9%, with maturity dates ranging from December 2017 to June 2027.

In January 2017, we repaid two international non-recourse mortgage loans at maturity with an aggregate principal balance of approximately $243.8 million encumbering a German investment, comprised of certain properties leased to Hellweg Die Profi-Baumärkte GmbH & Co. KG, or the Hellweg 2 Portfolio, which is jointly owned with our affiliate, CPA®:17 – Global. In connection with this repayment, CPA®:17 – Global contributed $90.3 million, which was accounted for as a contribution from a noncontrolling interest. Amounts are based on the exchange rate of the euro as of the date of repayment. The weighted-average

W. P. Carey 9/30/2017 10-Q – 38

Notes to Consolidated Financial Statements (Unaudited)

interest rate for these mortgage loans on the date of repayment was 5.4%. During the nine months ended September 30, 2017, we repaid additional loans at maturity with an aggregate principal balance of approximately $19.3 million.

During the nine months ended September 30, 2017, we prepaid non-recourse mortgage loans totaling $157.4 million, including $38.4 million encumbering properties that were disposed of during the nine months ended September 30, 2017 (Note 15). Amounts are based on the exchange rate of the related foreign currency as of the date of repayment, as applicable. The weighted-average interest rate for these mortgage loans on their respective dates of prepayment was 5.5%. In connection with these payments, we recognized a gain on extinguishment of debt of $0.8 million during the nine months ended September 30, 2017, which was included in Other income and (expenses) in the consolidated financial statements.

Foreign Currency Exchange Rate Impact

During the nine months ended September 30, 2017, the U.S. dollar weakened against the euro, resulting in an aggregate increase of $204.7 million in the aggregate carrying values of our Non-recourse mortgages, net, Senior Unsecured Credit Facility, and Unsecured Senior Notes, net from December 31, 2016 to September 30, 2017.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2017, each of the next four calendar years following December 31, 2017, and thereafter through 2027 are as follows (in thousands):

Years Ending December 31,	Total (a)
2017 (remainder)	$40,784
2018	278,163
2019	99,384
2020	221,547
2021	384,004
Thereafter through 2027	3,320,040
Total principal payments	4,343,922
Unamortized deferred financing costs	(16,210)
Unamortized discount, net (b)	(12,874)
Total	$4,314,838
__________

(a)	Certain amounts are based on the applicable foreign currency exchange rate at September 30, 2017.

(b)
Represents the unamortized discount on the Unsecured Senior Notes of $10.2 million in aggregate, unamortized discount on the Unsecured Term Loans of $1.3 million, and unamortized discount of $1.4 million in aggregate resulting from the assumption of property-level debt in connection with both the CPA®:15 Merger and the CPA®:16 Merger (Note 1).

Note 11. Commitments and Contingencies

At September 30, 2017, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 12. Restructuring and Other Compensation

Expenses Recorded During 2017

On June 15, 2017, our Board approved a plan to exit all non-traded retail fundraising activities carried out by our wholly-owned broker-dealer subsidiary, Carey Financial, as of June 30, 2017 (Note 1). As a result, we incurred non-recurring charges to exit our fundraising activities, consisting primarily of severance costs. During the nine months ended September 30, 2017, we recorded $8.2 million of severance and benefits and $0.9 million of other related costs, which are all included in Restructuring and other compensation in the consolidated financial statements.

W. P. Carey 9/30/2017 10-Q – 39

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

As of September 30, 2017, the accrued liability for these severance obligations recorded during 2016 and 2017 was $4.8 million, which is included within Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

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

During the nine months ended September 30, 2017 and 2016, we recorded stock-based compensation expense of $14.6 million and $18.2 million, respectively, of which $3.2 million was included in Restructuring and other compensation for the nine months ended September 30, 2016 (Note 12).

W. P. Carey 9/30/2017 10-Q – 40

Notes to Consolidated Financial Statements (Unaudited)

Restricted and Conditional Awards

Nonvested RSAs, RSUs, and PSUs at September 30, 2017 and changes during the nine months ended September 30, 2017 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2017	356,865	$61.63	310,018	$73.80
Granted (a)	193,467	62.19	107,934	75.39
Vested (b)	(169,560)	62.77	(132,412)	74.21
Forfeited	(41,957)	61.09	(45,258)	76.91
Adjustment (c)	—	—	28,271	63.24
Nonvested at September 30, 2017 (d)	338,815	$61.45	268,553	$75.18
__________

(a)
The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing (i) a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period and (ii) future financial performance projections. To estimate the fair value of PSUs granted during the nine months ended September 30, 2017, we used a risk-free interest rate of 1.5%, an expected volatility rate of 17.1%, and assumed a dividend yield of zero.

(b)
The total fair value of shares vested during the nine months ended September 30, 2017 was $20.5 million. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At September 30, 2017 and December 31, 2016, we had an obligation to issue 1,135,563 and 1,217,274 shares, respectively, of our common stock underlying such deferred awards, which is recorded within Total stockholders’ equity as a Deferred compensation obligation of $46.7 million and $50.2 million, respectively.

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

(d)	At September 30, 2017, total unrecognized compensation expense related to these awards was approximately $21.4 million, with an aggregate weighted-average remaining term of 1.9 years.

During the three and nine months ended September 30, 2017, 2,475 and 134,709 stock options, respectively, were exercised with an aggregate intrinsic value of less than $0.1 million and $4.0 million, respectively. At September 30, 2017, there were 10,324 stock options outstanding, all of which were exercisable and, if not exercised, will expire on December 31, 2017.

W. P. Carey 9/30/2017 10-Q – 41

Notes to Consolidated Financial Statements (Unaudited)

Earnings Per Share

Under current authoritative guidance for determining earnings per share, all nonvested share-based payment awards that contain non-forfeitable rights to distributions are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Certain of our nonvested RSUs and RSAs contain rights to receive non-forfeitable distribution equivalents or distributions, respectively, and therefore we apply the two-class method of computing earnings per share. The calculation of earnings per share below excludes the income attributable to the nonvested participating RSUs and RSAs from the numerator and such nonvested shares in the denominator. The following table summarizes basic and diluted earnings (in thousands, except share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to W. P. Carey	$80,278	$110,943	$202,080	$220,043
Net income attributable to nonvested participating RSUs and RSAs	(239)	(386)	(600)	(766)
Net income — basic and diluted	$80,039	$110,557	$201,480	$219,277

Weighted-average shares outstanding — basic	108,019,292	107,221,668	107,751,672	106,493,145
Effect of dilutive securities	124,402	246,361	195,818	360,029
Weighted-average shares outstanding — diluted	108,143,694	107,468,029	107,947,490	106,853,174

For the three and nine months ended September 30, 2017 and 2016, there were no potentially dilutive securities excluded from the computation of diluted earnings per share.

At-The-Market Equity Offering Program

On March 1, 2017, we filed a prospectus supplement with the SEC pursuant to which we may offer and sell shares of our common stock from time to time, up to an aggregate gross sales price of $400.0 million, through a continuous “at-the-market,” or ATM, offering program with a consortium of banks acting as sales agents. On that date, we also terminated a prior ATM program that was established on June 3, 2015, under which we could also offer and sell shares of our common stock, up to an aggregate gross sales price of $400.0 million. During the three and nine months ended September 30, 2017, we issued 15,500 and 345,253 shares, respectively, of our common stock under the current ATM program at a weighted-average price of $67.05 and $67.78 per share, respectively, for net proceeds of $0.9 million and $22.8 million, respectively. During the three and nine months ended September 30, 2016, we issued 968,535 and 1,249,836 shares, respectively, of our common stock under the prior ATM program at a weighted-average price of $68.54 and $68.52 per share, respectively, for net proceeds of $65.2 million and $84.1 million, respectively. As of September 30, 2017, $376.6 million remained available for issuance under our current ATM program.

Acquisition of Noncontrolling Interest

On May 24, 2017, we acquired the remaining 25% interest in an international jointly owned investment (which we already consolidated) from the noncontrolling interest holders for €2, bringing our ownership interest to 100%. No gain or loss was recognized on the transaction. We recorded an adjustment of approximately $1.8 million to Additional paid-in capital in our consolidated statement of equity for the nine months ended September 30, 2017 related to the difference between the consideration transferred and the carrying value of the noncontrolling interest related to this investment. The property owned by the investment was sold on May 26, 2017 and we recognized a gain on sale of less than $0.1 million (Note 15).

Redeemable Noncontrolling Interest

We account for the noncontrolling interest in our subsidiary, W. P. Carey International, LLC, or WPCI, held by a third party as a redeemable noncontrolling interest, because, pursuant to a put option held by the third party, we had an obligation to redeem the interest at fair value, subject to certain conditions. This obligation was required to be settled in shares of our common stock. On October 1, 2013, we received a notice from the holder of the noncontrolling interest in WPCI regarding the exercise of the put option, pursuant to which we were required to purchase the third party’s 7.7% interest in WPCI. Pursuant to the terms of the

W. P. Carey 9/30/2017 10-Q – 42

Notes to Consolidated Financial Statements (Unaudited)

related put agreement, the value of that interest was determined based on a third-party valuation as of October 31, 2013, which is the end of the month that the put option was exercised. In March 2016, we issued 217,011 shares of our common stock to the holder of the redeemable noncontrolling interest, which had a value of $13.4 million at the date of issuance, pursuant to a formula set forth in the put agreement. Through the date of this Report, the third party has not formally transferred his interests in WPCI to us pursuant to the put agreement because of a dispute regarding any amounts that may still be owed to him.

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

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended September 30, 2017
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Beginning balance	$24,636	$(267,868)	$(416)	$(243,648)
Other comprehensive income before reclassifications	(8,367)	25,417	66	17,116
Amounts reclassified from accumulated other comprehensive loss to:
Gain on sale of real estate, net of tax (Note 15)	—	3,562	—	3,562
Interest expense	286	—	—	286
Other income and (expenses)	(2,189)	—	—	(2,189)
Total	(1,903)	3,562	—	1,659
Net current period other comprehensive income	(10,270)	28,979	66	18,775
Net current period other comprehensive gain attributable to noncontrolling interests	8	(4,716)	—	(4,708)
Ending balance	$14,374	$(243,605)	$(350)	$(229,581)

	Three Months Ended September 30, 2016
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Beginning balance	$34,744	$(240,985)	$40	$(206,201)
Other comprehensive loss before reclassifications	(1,178)	(11,824)	(7)	(13,009)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	512	—	—	512
Other income and (expenses)	(2,427)	—	—	(2,427)
Total	(1,915)	—	—	(1,915)
Net current period other comprehensive loss	(3,093)	(11,824)	(7)	(14,924)
Net current period other comprehensive gain attributable to noncontrolling interests	17	(218)	—	(201)
Ending balance	$31,668	$(253,027)	$33	$(221,326)

W. P. Carey 9/30/2017 10-Q – 43

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2017
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Beginning balance	$46,935	$(301,330)	$(90)	$(254,485)
Other comprehensive income before reclassifications	(25,108)	68,124	(260)	42,756
Amounts reclassified from accumulated other comprehensive loss to:
Gain on sale of real estate, net of tax (Note 15)	—	3,562	—	3,562
Interest expense	1,024	—	—	1,024
Other income and (expenses)	(8,490)	—	—	(8,490)
Total	(7,466)	3,562	—	(3,904)
Net current period other comprehensive income	(32,574)	71,686	(260)	38,852
Net current period other comprehensive gain attributable to noncontrolling interests	13	(13,961)	—	(13,948)
Ending balance	$14,374	$(243,605)	$(350)	$(229,581)

	Nine Months Ended September 30, 2016
	Gains and Losses on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and Losses on Marketable Securities	Total
Beginning balance	$37,650	$(209,977)	$36	$(172,291)
Other comprehensive loss before reclassifications	(1,155)	(41,999)	(3)	(43,157)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	1,578	—	—	1,578
Other income and (expenses)	(6,422)	—	—	(6,422)
Total	(4,844)	—	—	(4,844)
Net current period other comprehensive loss	(5,999)	(41,999)	(3)	(48,001)
Net current period other comprehensive gain attributable to noncontrolling interests	17	(1,051)	—	(1,034)
Ending balance	$31,668	$(253,027)	$33	$(221,326)

Distributions Declared

During the third quarter of 2017, we declared a quarterly distribution of $1.0050 per share, which was paid on October 16, 2017 to stockholders of record on October 2, 2017, in the aggregate amount of $107.4 million.

During the nine months ended September 30, 2017, we declared distributions totaling $3.00 per share in the aggregate amount of $320.3 million.

Note 14. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually and intend to do so for the tax year ending December 31, 2017. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and nine months ended September 30, 2017 and 2016.

Certain of our subsidiaries have elected TRS status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. We also own real property in jurisdictions outside the United States

W. P. Carey 9/30/2017 10-Q – 44

Notes to Consolidated Financial Statements (Unaudited)

through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. The accompanying consolidated financial statements include an interim tax provision for our TRSs and foreign subsidiaries, as necessary, for the three and nine months ended September 30, 2017 and 2016. Current income tax expense was $3.0 million and $4.8 million for the three months ended September 30, 2017 and 2016, respectively, and $11.1 million and $14.7 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Our TRSs and foreign subsidiaries are subject to U.S. federal, state, and foreign income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether the tax benefit of a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. Deferred tax assets (net of valuation allowance) and liabilities for our TRSs and foreign subsidiaries were recorded, as necessary, as of September 30, 2017 and December 31, 2016. The majority of our deferred tax assets relate to the timing difference between the financial reporting basis and tax basis for stock-based compensation expense. The majority of our deferred tax liabilities relate to differences between the tax basis and financial reporting basis of the assets acquired in acquisitions in which the tax basis of such assets was not stepped up to fair value for income tax purposes. (Provision for) benefit from income taxes included deferred income tax benefits of $1.2 million and $1.6 million for the three months ended September 30, 2017 and 2016, respectively, and $8.2 million and $19.2 million for the nine months ended September 30, 2017 and 2016, respectively.

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

2017 — During the three and nine months ended September 30, 2017, we sold five properties, and 11 properties and a parcel of vacant land, respectively, for total proceeds of $58.7 million and $102.5 million, respectively, net of selling costs, and recognized a net gain on these sales of $19.3 million and $22.7 million, respectively. In connection with the sale of a property in Malaysia in August 2017, and in accordance with ASC 830-30-40, Foreign Currency Matters, we reclassified $3.6 million of foreign currency translation losses from Accumulated other comprehensive loss to Gain on sale of real estate, net of tax (as a reduction to Gain on sale of real estate, net of tax), since the sale represented a disposal of our Malaysian investments (Note 13). One of the properties sold during the nine months ended September 30, 2017 was held for sale at December 31, 2016 (Note 4). In addition, in January 2017, we transferred ownership of two international properties and the related non-recourse mortgage loan, which had an aggregate asset carrying value of $31.3 million and an outstanding balance of $28.1 million (net of $3.8 million of cash held in escrow that was retained by the mortgage lender), respectively, on the dates of transfer, to the mortgage lender, resulting in a net loss of less than $0.1 million.

During the nine months ended September 30, 2017, we entered into a contract to sell one international property, which was classified as held for sale as of September 30, 2017 (Note 4).

2016 — During the three and nine months ended September 30, 2016, we sold three properties, and ten properties and a parcel of vacant land, respectively, for total proceeds of $192.0 million and $392.6 million, respectively, net of selling costs, and recognized a net gain on these sales of $37.4 million and $39.9 million, respectively, including amounts attributable to noncontrolling interests of $0.9 million for the nine months ended September 30, 2016. In April 2016, we transferred ownership

W. P. Carey 9/30/2017 10-Q – 45

Notes to Consolidated Financial Statements (Unaudited)

of a vacant international property and the related non-recourse mortgage loan, which had a carrying value of $39.8 million and an outstanding balance of $60.9 million, respectively, on the date of transfer, to the mortgage lender, resulting in a net gain of $16.4 million. In addition, in July 2016, a vacant domestic property with an asset carrying value of $13.7 million, which was encumbered by a $24.3 million non-recourse mortgage loan (net of $2.6 million of cash held in escrow that was retained by the mortgage lender), was foreclosed upon by the mortgage lender, resulting in a net gain of $11.6 million.

In connection with those sales that constituted businesses, during the three and nine months ended September 30, 2016 we allocated goodwill totaling $18.0 million and $32.9 million, respectively, to the cost basis of the properties for our Owned Real Estate segment based on the relative fair value at the time of the sale.

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

W. P. Carey 9/30/2017 10-Q – 46

Notes to Consolidated Financial Statements (Unaudited)

Note 16. Segment Reporting

We evaluate our results from operations through our two major business segments: Owned Real Estate and Investment Management. As a result of our Board’s decision to exit all non-traded retail fundraising activities as of June 30, 2017 (Note 1), we have revised how we view and present a component of our two reportable segments. As such, beginning with the second quarter of 2017, we include (i) equity in earnings of equity method investments in the Managed Programs and (ii) our equity investments in the Managed Programs in our Investment Management segment. Both (i) earnings from our investment in CCIF and (ii) our investment in CCIF continue to be included in our Investment Management segment. Results of operations and assets by segment for prior periods have been reclassified to conform to the current period presentation. The following tables present a summary of comparative results and assets for these business segments (in thousands):

Owned Real Estate

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Lease revenues	$161,511	$163,786	$475,547	$506,358
Operating property revenues	8,449	8,524	23,652	23,696
Reimbursable tenant costs	5,397	6,537	15,940	19,237
Lease termination income and other	1,227	1,224	4,234	34,603
	176,584	180,071	519,373	583,894

Operating Expenses
Depreciation and amortization	62,970	61,740	186,481	210,557
General and administrative	11,234	7,453	27,311	25,653
Property expenses, excluding reimbursable tenant costs	10,556	10,193	31,196	38,475
Reimbursable tenant costs	5,397	6,537	15,940	19,237
Stock-based compensation expense	1,880	1,572	4,733	4,316
Other expenses	65	—	1,138	2,975
Impairment charges	—	14,441	—	49,870
Restructuring and other compensation	—	—	—	4,413
	92,102	101,936	266,799	355,496
Other Income and Expenses
Interest expense	(41,182)	(44,349)	(125,374)	(139,496)
Equity in earnings of equity method investments in real estate	3,740	3,230	9,533	9,585
Other income and (expenses)	(4,918)	3,244	(6,249)	7,681
	(42,360)	(37,875)	(122,090)	(122,230)
Income before income taxes and gain on sale of real estate	42,122	40,260	130,484	106,168
(Provision for) benefit from income taxes	(1,511)	(530)	(6,696)	6,792
Income before gain on sale of real estate	40,611	39,730	123,788	112,960
Gain on sale of real estate, net of tax	19,257	49,126	22,732	68,070
Net Income from Owned Real Estate	59,868	88,856	146,520	181,030
Net income attributable to noncontrolling interests	(3,376)	(1,359)	(8,530)	(6,294)
Net Income from Owned Real Estate Attributable to W. P. Carey	$56,492	$87,497	$137,990	$174,736

W. P. Carey 9/30/2017 10-Q – 47

Notes to Consolidated Financial Statements (Unaudited)

Investment Management

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Asset management revenue	$17,938	$15,978	$53,271	$45,596
Structuring revenue	9,817	12,301	27,981	30,990
Reimbursable costs from affiliates	6,211	14,540	45,390	46,372
Dealer manager fees	105	1,835	4,430	5,379
Other advisory revenue	99	522	896	522
	34,170	45,176	131,968	128,859
Operating Expenses
Reimbursable costs from affiliates	6,211	14,540	45,390	46,372
General and administrative	6,002	8,280	25,878	32,469
Subadvisor fees	5,206	4,842	11,598	10,010
Stock-based compensation expense	2,755	2,784	9,916	10,648
Restructuring and other compensation	1,356	—	9,074	7,512
Depreciation and amortization	1,070	1,062	2,838	3,278
Dealer manager fees and expenses	462	3,028	6,544	9,000
Other expenses	—	—	—	2,384
	23,062	34,536	111,238	121,673
Other Income and Expenses
Equity in earnings of equity method investments in the Managed Programs	12,578	13,573	38,287	38,658
Other income and (expenses)	349	1,857	1,280	1,717
	12,927	15,430	39,567	40,375
Income before income taxes	24,035	26,070	60,297	47,561
(Provision for) benefit from income taxes	(249)	(2,624)	3,793	(2,254)
Net Income from Investment Management Attributable to W. P. Carey	$23,786	$23,446	$64,090	$45,307

Total Company

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$210,754	$225,247	$651,341	$712,753
Operating expenses	115,164	136,472	378,037	477,169
Other income and (expenses)	(29,433)	(22,445)	(82,523)	(81,855)
Gain on sale of real estate, net of tax	19,257	49,126	22,732	68,070
(Provision for) benefit from income taxes	(1,760)	(3,154)	(2,903)	4,538
Net income attributable to noncontrolling interests	(3,376)	(1,359)	(8,530)	(6,294)
Net income attributable to W. P. Carey	$80,278	$110,943	$202,080	$220,043

	Total Assets at
	September 30, 2017	December 31, 2016
Owned Real Estate	$7,975,925	$8,104,974
Investment Management	358,486	348,980
Total Company	$8,334,411	$8,453,954

W. P. Carey 9/30/2017 10-Q – 48

Notes to Consolidated Financial Statements (Unaudited)

Note 17. Subsequent Events

Mortgage Loan Repayments

In October 2017, we repaid three non-recourse mortgage loans with an aggregate principal balance of approximately $25.2 million.

Repayments of Loans to Affiliates

In October 2017, CWI 1 repaid a total of $29.2 million of the loans outstanding to us at September 30, 2017, of which $15.0 million reduced the amount outstanding under the revolving working capital facility and $14.2 million went toward repaying the bridge loan. In October 2017, CPA®:18 – Global repaid in full the $19.0 million loan that was outstanding to us at September 30, 2017 (Note 3).

Loan to Affiliate

On October 19, 2017, we entered into a secured $25.0 million revolving working capital facility with CWI 2. The loan bears interest at LIBOR plus 1.00% and matures on the earlier of December 31, 2018 and the expiration or termination by CWI 2 of its advisory agreement with us (Note 3).

W. P. Carey 9/30/2017 10-Q – 49

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

Business Overview

As described in more detail in Item 1 of the 2016 Annual Report, we provide long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and, as of September 30, 2017, manage a global investment portfolio of 1,381 properties, including 890 net-leased properties and two operating properties within our owned real estate portfolio. Our business operates in two segments: Owned Real Estate and Investment Management.

On June 15, 2017, our Board approved a plan to exit all non-traded retail fundraising activities carried out by our wholly-owned broker-dealer subsidiary, Carey Financial, effective as of June 30, 2017. We currently expect to continue to manage all existing Managed Programs through the end of their respective natural life cycles (Note 1).

Financial Highlights

During the nine months ended September 30, 2017, we completed the following activities, as further described below and in the consolidated financial statements:

•
We capitalized and completed four construction projects at a cost totaling $59.0 million and acquired one investment for $6.0 million for our Owned Real Estate segment during the nine months ended September 30, 2017 (Note 4).

•
As part of our active capital recycling program, we disposed of 13 properties and a parcel of vacant land from our Owned Real Estate portfolio for total proceeds of $130.6 million, net of selling costs (Note 15).

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

•
We reduced our mortgage debt outstanding by repaying at maturity or prepaying $417.9 million of non-recourse mortgage loans with a weighted-average interest rate of 5.4% during the nine months ended September 30, 2017 (Note 10).

•
In connection with our Board’s decision to exit all non-traded retail fundraising activities as of June 30, 2017, we recorded $1.4 million and $9.1 million of restructuring expenses during the three and nine months ended September 30, 2017, respectively, primarily related to severance costs (Note 1, Note 12).

•
During the three and nine months ended September 30, 2017, we issued 15,500 and 345,253 shares, respectively, of our common stock under the current ATM program at a weighted-average price of $67.05 and $67.78 per share, respectively, for net proceeds of $0.9 million and $22.8 million, respectively.

•
We structured new investments on behalf of the Managed Programs totaling $1.1 billion during the nine months ended September 30, 2017, increasing our assets under management to $13.2 billion as of September 30, 2017. In August 2017, we resigned as the advisor to CCIF, and our advisory agreement with CCIF was terminated, effective as of September 11, 2017. CCIF was included in the Managed Programs prior to our resignation as its advisor (Note 1).

•
We declared cash distributions totaling $3.00 per share in the aggregate amount of $320.3 million for the nine months ended September 30, 2017, comprised of three quarterly dividends per share declared of $0.9950, $1.0000, and $1.0050.

W. P. Carey 9/30/2017 10-Q – 50

Consolidated Results

(in thousands, except shares)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues from Owned Real Estate	$176,584	$180,071	$519,373	$583,894
Reimbursable tenant costs	5,397	6,537	15,940	19,237
Revenues from Owned Real Estate (excluding reimbursable tenant costs)	171,187	173,534	503,433	564,657

Revenues from Investment Management	34,170	45,176	131,968	128,859
Reimbursable costs from affiliates	6,211	14,540	45,390	46,372
Revenues from Investment Management (excluding reimbursable costs from affiliates)	27,959	30,636	86,578	82,487

Total revenues	210,754	225,247	651,341	712,753
Total reimbursable costs	11,608	21,077	61,330	65,609
Total revenues (excluding reimbursable costs)	199,146	204,170	590,011	647,144

Net income from Owned Real Estate attributable to W. P. Carey (a)	56,492	87,497	137,990	174,736
Net income from Investment Management attributable to W. P. Carey (a)	23,786	23,446	64,090	45,307
Net income attributable to W. P. Carey	80,278	110,943	202,080	220,043

Cash distributions paid	108,272	104,587	322,389	310,509

Net cash provided by operating activities			381,877	377,476
Net cash provided by (used in) investing activities			175,305	(27,984)
Net cash used in financing activities			(549,728)	(298,096)

Supplemental financial measures:
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Owned Real Estate (a) (b)	116,337	118,030	345,529	352,058
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Investment Management (a) (b)	31,905	26,441	85,388	64,115
Adjusted funds from operations attributable to W. P. Carey (AFFO) (b)	148,242	144,471	430,917	416,173

Diluted weighted-average shares outstanding	108,143,694	107,468,029	107,947,490	106,853,174
__________

(a)
As a result of our Board’s decision to exit all non-traded retail fundraising activities as of June 30, 2017, we have revised how we view and present a component of our two reportable segments. As such, beginning with the second quarter of 2017, we include equity in earnings of equity method investments in the Managed Programs in our Investment Management segment (Note 1). Earnings from our investment in CCIF continue to be included in our Investment Management segment. Results of operations for prior periods have been reclassified to conform to the current period presentation.

(b)
We consider Adjusted funds from operations, or AFFO, a supplemental measure that is not defined by GAAP, referred to as a non-GAAP measure, to be an important measure in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

W. P. Carey 9/30/2017 10-Q – 51

Consolidated Results

Revenues and Net Income Attributable to W. P. Carey

Total revenues decreased for the three months ended September 30, 2017 as compared to the same period in 2016, due to decreases within both our Investment Management and Owned Real Estate segments. Investment Management revenue decreased primarily as a result of a decrease in structuring revenue and a decrease in dealer manager fees due to our exit from all non-traded retail fundraising activities (Note 1), partially offset by an increase in asset management revenue as a result of growth in assets under management for the Managed Programs. Owned Real Estate revenue declined primarily due to a decrease in lease revenues due to dispositions of properties since July 1, 2016 (Note 15).

Total revenues decreased for the nine months ended September 30, 2017 as compared to the same period in 2016, due to decreases within our Owned Real Estate segment, partially offset by increases within our Investment Management segment. Owned Real Estate revenue declined primarily due to lease termination income recognized during the prior year period related to a domestic property sold in February 2016, as well as a decrease in lease revenues due to dispositions of properties since January 1, 2016 (Note 15), partially offset by an increase in lease revenues due to property acquisitions since January 1, 2016. Investment Management revenue increased primarily due to an increase in asset management revenue as a result of growth in assets under management for the Managed Programs, partially offset by a decrease in structuring revenue and a decrease in dealer manager fees due to our exit from all non-traded retail fundraising activities (Note 1).

Net income attributable to W. P. Carey decreased for the three months ended September 30, 2017 as compared to the same period in 2016, primarily due to the lower aggregate gain on sale of real estate recognized during the current year period (Note 15), as well as decreases in Owned Real Estate and Investment Management revenues. The decrease in Net income attributable to W. P. Carey was partially offset by lower interest expense during the current year period as compared to the same period in 2016. In addition, during the prior year period, we recognized impairment charges on certain international properties (Note 8), as well as a related offsetting deferred tax benefit on those impairment charges, which reduced Net income attributable to W. P. Carey for the period.

Net income attributable to W. P. Carey decreased for the nine months ended September 30, 2017 as compared to the same period in 2016, primarily due to the lower aggregate gain on sale of real estate recognized during the current year period (Note 15), as well as a decrease in Owned Real Estate revenues. During the current year period, we also recognized non-recurring restructuring expenses, primarily comprised of severance costs, related to our exit from all non-traded retail fundraising activities (Note 12). The decrease in Net income attributable to W. P. Carey was partially offset by lower interest expense and general and administrative expenses during the current year period as compared to the same period in 2016. In addition, during the prior year period, we recognized impairment charges on certain international properties (Note 8), as well as a related offsetting deferred tax benefit on those impairment charges, which reduced Net income attributable to W. P. Carey for the period. During the prior year period, we recognized one-time restructuring and other compensation expenses, consisting primarily of severance costs, related to the RIF (Note 12), as well as an allowance for credit losses on a direct financing lease (Note 5).

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased for the nine months ended September 30, 2017 as compared to the same period in 2016, primarily due to an increase in cash flow generated from properties acquired during 2016 and 2017, a decrease in interest expense, and lower general and administrative expenses in the current year period. These increases were partially offset by lease termination income received in connection with the sale of a property during the prior year period and a decrease in cash flow as a result of property dispositions during 2016 and 2017.

AFFO

AFFO increased for the three months ended September 30, 2017 as compared to the same period in 2016, primarily due to lower interest expense, higher asset management revenue, and higher earnings from our equity interests in the Managed Programs, partially offset by lower structuring revenues, higher general and administrative expenses, and lower lease revenues.

AFFO increased for the nine months ended September 30, 2017 as compared to the same period in 2016, primarily due to lower interest expense, higher asset management revenue, lower general and administrative expenses, and higher earnings from our equity interests in the Managed Programs, partially offset by lower lease revenues, lease termination income received in connection with the sale of a property during the prior year period, and lower structuring revenues.

W. P. Carey 9/30/2017 10-Q – 52

Owned Real Estate

Investments

During the nine months ended September 30, 2017, we capitalized and completed construction projects at a cost totaling $59.0 million (Note 4), as follows:

•	an expansion project at an industrial facility in Windsor, Connecticut in March 2017 at a cost totaling $3.3 million;

•	an expansion project at an educational facility in Coconut Creek, Florida in May 2017 at a cost totaling $18.2 million;

•	an expansion project at an industrial facility in Monarto, Australia in May 2017 at a cost totaling $15.9 million; and

•	a build-to-suit project for an industrial facility in McCalla, Alabama in June 2017 at a cost totaling $21.6 million.

In addition, during the nine months ended September 30, 2017, we acquired an industrial facility in Chicago, Illinois for $6.0 million and committed to fund an additional $3.6 million of building improvements at that facility by June 2018.

Dispositions

During the nine months ended September 30, 2017, we sold 11 properties and a parcel of vacant land from our Owned Real Estate portfolio for total proceeds of $102.5 million, net of selling costs, and recorded a net gain on sale of real estate of $22.7 million. We also disposed of two properties with an aggregate carrying value of $31.3 million by transferring ownership to the mortgage lender, in satisfaction of non-recourse mortgage loans encumbering the properties totaling $28.1 million (net of $3.8 million of cash held in escrow that was retained by the mortgage lender), resulting in a net gain of less than $0.1 million (Note 15).

Financing Transactions

During the nine months ended September 30, 2017, we entered into the following financing transactions (Note 10):

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

•
During the nine months ended September 30, 2017, we prepaid non-recourse mortgage loans totaling $157.4 million, including $38.4 million encumbering properties that were disposed of during the nine months ended September 30, 2017 (Note 15). Amounts are based on the exchange rate of the related foreign currency as of the date of repayment, as applicable. The weighted-average interest rate for these mortgage loans on their respective dates of prepayment was 5.5%. In connection with these payments, we recognized a gain on extinguishment of debt of $0.8 million during the nine months ended September 30, 2017, which was included in Other income and (expenses) in the consolidated financial statements.

W. P. Carey 9/30/2017 10-Q – 53

Composition

As of September 30, 2017, our Owned Real Estate portfolio consisted of 890 net-lease properties, comprising 85.9 million square feet leased to 211 tenants, and two hotels, which are classified as operating properties. As of that date, the weighted-average lease term of the net-lease portfolio was 9.5 years and the occupancy rate was 99.8%.

Investment Management

During the nine months ended September 30, 2017, we managed CPA®:17 – Global, CPA®:18 – Global, CWI 1, CWI 2, and CESH I. As of September 30, 2017, these Managed Programs had total assets under management of approximately $13.2 billion. In August 2017, we resigned as the advisor to CCIF, and our advisory agreement with CCIF was terminated, effective as of September 11, 2017. CCIF was included in the Managed Programs prior to our resignation as its advisor (Note 1).

Non-Traded Retail Fundraising Platform Closure

On June 15, 2017, our Board approved a plan to exit all non-traded retail fundraising activities carried out by our wholly-owned broker-dealer subsidiary, Carey Financial, as of June 30, 2017, in keeping with our long-term strategy of focusing exclusively on net lease investing for our balance sheet. We currently expect to continue to manage all existing Managed Programs through the end of their respective natural life cycles (Note 1).

Investment Transactions

During the nine months ended September 30, 2017, we structured new investments totaling $1.1 billion on behalf of the Managed Programs, from which we earned $27.4 million in structuring revenue.

•	CWI 2: We structured two investments in domestic hotels for $423.5 million, including acquisition-related costs. One of these investments is jointly-owned with CWI 1.

•
CESH I: We structured investments in six international student housing development projects and one build-to-suit expansion on an existing project for an aggregate of $287.7 million, including acquisition-related costs.

•	CWI 1: We structured one investment in a domestic hotel for $165.2 million, including acquisition-related costs. This investment is jointly-owned with CWI 2.

•
CPA®:17 – Global: We structured investments in two properties and one build-to-suit expansion on an existing property for an aggregate of $158.5 million, including acquisition-related costs. Approximately $147.0 million was invested in Europe and $11.5 million was invested in the United States.

•
CPA®:18 – Global: We structured investments in two properties and three build-to-suit expansions on existing properties, including increases in funding commitments, for an aggregate of $66.2 million, including of acquisition-related costs. Approximately $58.9 million was invested internationally and $7.3 million was invested in the United States.

Financing Transactions

During the nine months ended September 30, 2017, we arranged mortgage financing totaling $439.9 million for CWI 2, $293.1 million for CPA®:17 – Global, $175.5 million for CWI 1, and $89.4 million for CPA®:18 – Global, from which we earned $0.6 million in structuring revenue.

W. P. Carey 9/30/2017 10-Q – 54

Investor Capital Inflows

In connection with our Board’s decision to exit from non-traded retail fundraising activities, we ceased active fundraising for the Managed Programs on June 30, 2017 (Note 1). The offerings for CWI 2 and CESH I closed on July 31, 2017. In August 2017, we resigned as the advisor to CCIF, effective as of September 11, 2017. The investor capital inflows for the funds managed by us during the nine months ended September 30, 2017 were as follows:

•
CWI 2 commenced its initial public offering in the first quarter of 2015. Through the closing of its offering on July 31, 2017, CWI 2 had raised approximately $851.3 million through its offering, of which $235.0 million was raised during the nine months ended September 30, 2017. We earned $2.9 million in Dealer manager fees during the nine months ended September 30, 2017 related to this offering.

•
CESH I commenced its private placement in July 2016. Through the closing of its offering on July 31, 2017, CESH I had raised approximately $139.7 million through its offering, of which $26.9 million was raised during the nine months ended September 30, 2017. We earned $0.5 million in Dealer manager fees during the nine months ended September 30, 2017 related to this offering.

•
Two CCIF Feeder Funds commenced their respective initial public offerings in the third quarter of 2015 and invested the proceeds that they raised in the master fund, CCIF. Through June 30, 2017, these funds had invested $195.3 million in CCIF, of which $70.2 million was invested during the nine months ended September 30, 2017. We earned $1.0 million in Dealer manager fees during the nine months ended September 30, 2017 related to these offerings. One of the CCIF Feeder Funds, CCIF 2016 T, closed its offering on April 28, 2017. In August 2017, we resigned as the advisor to CCIF, and our advisory agreement with CCIF was terminated, effective as of September 11, 2017. CCIF was included in the Managed Programs prior to our resignation as its advisor (Note 1).

Significant Developments

Board of Directors Change

On October 3, 2017, we announced that Margaret G. Lewis, age 63, was appointed to our Board.

Management Change

On November 1, 2017, our Board appointed Mr. Jason E. Fox, our President, to succeed Mr. Mark J. DeCesaris as our Chief Executive Officer and as a Director, both effective as of January 1, 2018. Mr. DeCesaris intends to retire from his positions as Chief Executive Officer and a Director, effective as of December 31, 2017.

Upon commencement of his new duties on January 1, 2018, Mr. Fox will be stepping down as our President. Mr. John J. Park, our Director of Strategy and Capital Markets, will succeed Mr. Fox as President on that date.

Mr. Fox, age 44, has served as W. P. Carey’s President since 2015 and previously served in various capacities in the Investment Department, including as Head of Global Investments, since joining W. P. Carey in 2002. Mr. Park, age 53, has served as W. P. Carey’s Director of Strategy and Capital Markets since March 2016, after serving in various capacities since joining W. P. Carey as an investment analyst in 1987.

W. P. Carey 9/30/2017 10-Q – 55

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

Portfolio Summary

	September 30, 2017	December 31, 2016
Number of net-leased properties	890	903
Number of operating properties (a)	2	2
Number of tenants (net-leased properties)	211	217
Total square footage (net-leased properties, in thousands)	85,883	87,866
Occupancy (net-leased properties)	99.8%	99.1%
Weighted-average lease term (net-leased properties, in years)	9.5	9.7
Number of countries	18	19
Total assets (consolidated basis, in thousands)	$8,334,411	$8,453,954
Net investments in real estate (consolidated basis, in thousands) (b)	6,751,905	6,781,900

	Nine Months Ended September 30,
	2017	2016
Financing obtained — consolidated (in millions) (c)	$633.4	$384.6
Financing obtained — pro rata (in millions) (c)	633.4	367.6
Acquisition volume (in millions) (d) (e)	6.0	385.8
Construction and expansion projects capitalized and completed (in millions) (d) (f)	59.0	—
Average U.S. dollar/euro exchange rate	1.1130	1.1161
Average U.S. dollar/British pound sterling exchange rate	1.2751	1.3939
Change in the U.S. CPI (g)	2.2%	2.1%
Change in the Germany CPI (g)	0.7%	0.7%
Change in the United Kingdom CPI (g)	2.1%	0.8%
Change in the Spain CPI (g)	(0.3)%	(0.5)%

__________

(a)	At both September 30, 2017 and December 31, 2016, operating properties consisted of two hotel properties with an average occupancy of 85.1% for the nine months ended September 30, 2017.

(b)
In 2017, we reclassified certain line items in our consolidated balance sheets. As a result, Net investments in real estate as of December 31, 2016 has been revised to conform to the current period presentation (Note 2).

(c)
Both the consolidated and pro rata amounts for the nine months ended September 30, 2017 include the issuance of €500.0 million of 2.25% Senior Notes in January 2017 and the amendment and restatement of our Senior Unsecured Credit Facility in February 2017, which increased our borrowing capacity by approximately $100.0 million (Note 10). Both the consolidated and pro rata amounts for the nine months ended September 30, 2016 include the issuance of $350.0 million of 4.25% Senior Notes in September 2016. The consolidated amount for the nine months ended September 30, 2016 includes the refinancing of a non-recourse mortgage loan for $34.6 million, while the pro rata amount for the nine months ended September 30, 2016 includes our proportionate share of that refinancing of $17.6 million. Dollar amounts are based on the exchange rate of the euro on the dates of activity, as applicable.

(d)	Amounts are the same on both a consolidated and pro rata basis.

(e)
Amount for the nine months ended September 30, 2017 excludes a commitment for $3.6 million of building improvements in connection with an acquisition (Note 4). Amount for the nine months ended September 30, 2016 excludes an aggregate commitment for $128.1 million of build-to-suit financing.

(f)	Includes projects that were capitalized and partially completed in 2016.

W. P. Carey 9/30/2017 10-Q – 56

(g)	Many of our lease agreements include contractual increases indexed to changes in the U.S. Consumer Price Index, or CPI, or similar indices in the jurisdictions in which the properties are located.

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at September 30, 2017 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	Number of Properties	ABR	ABR Percent	Weighted-Average Remaining Lease Term (Years)
Hellweg Die Profi-Baumärkte GmbH & Co. KG (a)	Retail	Retail Stores	Germany	53	$36,265	5.3%	12.4
U-Haul Moving Partners Inc. and Mercury Partners, LP	Self Storage	Cargo Transportation, Consumer Services	United States	78	31,853	4.7%	6.6
State of Andalucia (a)	Office	Sovereign and Public Finance	Spain	70	28,708	4.2%	17.2
Pendragon PLC (a)	Retail	Retail Stores, Consumer Services	United Kingdom	70	21,488	3.2%	12.6
Marriott Corporation	Hotel	Hotel, Gaming and Leisure	United States	18	20,065	3.0%	6.1
Forterra Building Products (a) (b)	Industrial	Construction and Building	United States and Canada	49	17,517	2.6%	18.5
OBI Group (a)	Office, Retail	Retail Stores	Poland	18	16,295	2.4%	6.7
True Value Company	Warehouse	Retail Stores	United States	7	15,680	2.3%	5.3
UTI Holdings, Inc.	Education Facility	Consumer Services	United States	5	14,484	2.1%	4.5
ABC Group Inc. (c)	Industrial, Office, Warehouse	Automotive	Canada, Mexico, and United States	14	13,771	2.0%	19.2
Total				382	$216,126	31.8%	11.1
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Of the 49 properties leased to Forterra Building Products, 44 are located in the United States and five are located in Canada.

(c)
Of the 14 properties leased to ABC Group Inc., six are located in Canada, four are located in Mexico, and four are located in the United States, subject to three master leases all denominated in U.S. dollars.

W. P. Carey 9/30/2017 10-Q – 57

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	Percent	Square Footage (a)	Percent
United States
South
Texas	$56,669	8.4%	8,192	9.5%
Florida	29,407	4.3%	2,657	3.1%
Georgia	20,863	3.1%	3,293	3.8%
Tennessee	15,589	2.3%	2,306	2.7%
Other (b)	11,722	1.7%	2,280	2.7%
Total South	134,250	19.8%	18,728	21.8%

East
North Carolina	19,867	2.9%	4,518	5.3%
New Jersey	18,768	2.8%	1,097	1.3%
New York	18,244	2.7%	1,178	1.4%
Pennsylvania	16,870	2.5%	2,525	2.9%
Massachusetts	15,402	2.3%	1,390	1.6%
Virginia	7,616	1.1%	1,025	1.2%
Connecticut	6,940	1.0%	1,135	1.3%
Other (b)	17,967	2.6%	3,781	4.4%
Total East	121,674	17.9%	16,649	19.4%

West
California	42,578	6.3%	3,303	3.9%
Arizona	26,776	3.9%	3,049	3.5%
Colorado	9,834	1.5%	864	1.0%
Other (b)	26,621	3.9%	3,241	3.8%
Total West	105,809	15.6%	10,457	12.2%

Midwest
Illinois	21,689	3.2%	3,295	3.9%
Michigan	12,171	1.8%	1,396	1.6%
Indiana	9,329	1.4%	1,418	1.7%
Ohio	8,547	1.3%	1,911	2.2%
Minnesota	6,932	1.0%	811	0.9%
Other (b)	24,064	3.5%	4,385	5.1%
Total Midwest	82,732	12.2%	13,216	15.4%
United States Total	444,465	65.5%	59,050	68.8%

International
Germany	60,506	8.9%	6,272	7.3%
United Kingdom	33,570	4.9%	2,324	2.7%
Spain	30,438	4.5%	2,927	3.4%
Poland	18,321	2.7%	2,189	2.5%
The Netherlands	15,341	2.3%	2,233	2.6%
France	14,542	2.1%	1,266	1.5%
Finland	13,030	1.9%	1,121	1.3%
Canada	12,638	1.9%	2,196	2.6%
Australia	12,507	1.8%	3,272	3.8%
Other (c)	23,504	3.5%	3,033	3.5%
International Total	234,397	34.5%	26,833	31.2%

Total	$678,862	100.0%	85,883	100.0%

W. P. Carey 9/30/2017 10-Q – 58

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	Percent	Square Footage (a)	Percent
Industrial	$203,127	29.9%	38,564	44.9%
Office	166,880	24.6%	10,998	12.8%
Retail	111,249	16.3%	9,780	11.4%
Warehouse	97,115	14.4%	18,661	21.7%
Self Storage	31,853	4.7%	3,535	4.1%
Other (d)	68,638	10.1%	4,345	5.1%
Total	$678,862	100.0%	85,883	100.0%
__________

(a)	Includes square footage for any vacant properties.

(b)
Other properties within South include assets in Alabama, Louisiana, Arkansas, Mississippi, and Oklahoma. Other properties within East include assets in Kentucky, South Carolina, Maryland, New Hampshire, and West Virginia. Other properties within West include assets in Utah, Washington, Nevada, Oregon, New Mexico, Wyoming, Alaska, and Montana. Other properties within Midwest include assets in Missouri, Kansas, Wisconsin, Nebraska, Iowa, South Dakota, and North Dakota.

(c)	Includes assets in Norway, Hungary, Austria, Thailand, Mexico, Sweden, Belgium, and Japan.

(d)	Includes ABR from tenants within the following property types: education facility, hotel, theater, fitness facility, and net-lease student housing.

W. P. Carey 9/30/2017 10-Q – 59

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	Percent	Square Footage	Percent
Retail Stores (a)	$119,208	17.6%	14,916	17.4%
Consumer Services	71,119	10.5%	5,604	6.5%
Automotive	55,550	8.2%	9,044	10.5%
Sovereign and Public Finance	42,798	6.3%	3,411	4.0%
Construction and Building	36,926	5.5%	8,142	9.5%
Hotel, Gaming, and Leisure	35,352	5.2%	2,254	2.6%
Beverage, Food, and Tobacco	31,222	4.6%	6,876	8.0%
Cargo Transportation	28,823	4.2%	3,860	4.5%
Healthcare and Pharmaceuticals	28,203	4.2%	1,988	2.3%
Containers, Packaging, and Glass	27,278	4.0%	5,325	6.2%
High Tech Industries	26,133	3.8%	2,354	2.7%
Media: Advertising, Printing, and Publishing	25,448	3.7%	1,588	1.8%
Capital Equipment	24,668	3.6%	4,037	4.7%
Business Services	14,175	2.1%	1,730	2.0%
Wholesale	13,500	2.0%	2,572	3.0%
Durable Consumer Goods	11,509	1.7%	2,485	2.9%
Grocery	11,421	1.7%	1,260	1.5%
Aerospace and Defense	10,406	1.5%	1,115	1.3%
Chemicals, Plastics, and Rubber	9,357	1.4%	1,108	1.3%
Metals and Mining	9,177	1.4%	1,341	1.6%
Oil and Gas	8,659	1.3%	368	0.4%
Banking	8,412	1.2%	702	0.8%
Non-Durable Consumer Goods	8,115	1.2%	1,883	2.2%
Telecommunications	7,008	1.0%	418	0.5%
Other (b)	14,395	2.1%	1,502	1.8%
Total	$678,862	100.0%	85,883	100.0%
__________

(a)	Includes automotive dealerships.

(b)
Includes ABR from tenants in the following industries: insurance, electricity, media: broadcasting and subscription, forest products and paper, and environmental industries. Also includes square footage for vacant properties.

W. P. Carey 9/30/2017 10-Q – 60

Lease Expirations
(in thousands, except percentages and number of leases)

Year of Lease Expiration (a)	Number of Leases Expiring	ABR	Percent	Square Footage	Percent
Remaining 2017 (b)	3	$609	0.1%	71	0.1%
2018	5	8,129	1.2%	1,107	1.3%
2019	22	31,176	4.6%	3,132	3.6%
2020	24	33,390	4.9%	3,343	3.9%
2021	80	42,214	6.2%	6,376	7.4%
2022	40	70,121	10.3%	9,442	11.0%
2023	21	41,331	6.1%	5,811	6.8%
2024	43	95,601	14.1%	11,592	13.5%
2025	41	34,083	5.0%	3,689	4.3%
2026	19	18,912	2.8%	3,159	3.7%
2027	26	42,632	6.3%	6,052	7.0%
2028	10	20,052	3.0%	2,272	2.6%
2029	11	19,970	2.9%	2,897	3.4%
2030	11	50,930	7.5%	4,804	5.6%
Thereafter (>2030)	96	169,712	25.0%	21,953	25.6%
Vacant	—	—	—%	183	0.2%
Total	452	$678,862	100.0%	85,883	100.0%
__________

(a)	Assumes tenants do not exercise any renewal options.

(b)	One month-to-month lease with ABR of $0.1 million is included in 2017 ABR.

Terms and Definitions

Pro Rata Metrics — The portfolio information above contains certain metrics prepared under the pro rata consolidation method. We refer to these metrics as pro rata metrics. We have a number of investments, usually with our affiliates, in which our economic ownership is less than 100%. Under the full consolidation method, we report 100% of the assets, liabilities, revenues, and expenses of those investments that are deemed to be under our control or for which we are deemed to be the primary beneficiary, even if our ownership is less than 100%. Also, for all other jointly owned investments, which we do not control, we report our net investment and our net income or loss from that investment. Under the pro rata consolidation method, we present our proportionate share, based on our economic ownership of these jointly owned investments, of the portfolio metrics of those investments. Multiplying each of the jointly owned investments’ financial statement line items by our percentage ownership and adding those amounts to or subtracting those amounts from our totals, as applicable, may not accurately depict the legal and economic implications of holding an ownership interest of less than 100% in such jointly owned investments.

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of September 30, 2017. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

W. P. Carey 9/30/2017 10-Q – 61

Results of Operations

We operate in two reportable segments: Owned Real Estate and Investment Management. We evaluate our results of operations with a primary focus on increasing and enhancing the value, quality, and number of properties in our Owned Real Estate segment, as well as assets owned by the Managed Programs, which are managed by us through our Investment Management segment. We focus our efforts on improving underperforming assets through re-leasing efforts, including negotiation of lease renewals, or selectively selling assets in order to increase value in our real estate portfolio.

As a result of our Board’s decision to exit all non-traded retail fundraising activities as of June 30, 2017, we have revised how we view and present a component of our two reportable segments. As such, beginning with the second quarter of 2017, we include equity in earnings of equity method investments in the Managed Programs in our Investment Management segment (Note 1). Earnings from our investment in CCIF continue to be included in our Investment Management segment. Results of operations for prior periods have been reclassified to conform to the current period presentation.

W. P. Carey 9/30/2017 10-Q – 62

Owned Real Estate

The following table presents the comparative results of our Owned Real Estate segment (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Revenues
Lease revenues	$161,511	$163,786	$(2,275)	$475,547	$506,358	$(30,811)
Operating property revenues	8,449	8,524	(75)	23,652	23,696	(44)
Reimbursable tenant costs	5,397	6,537	(1,140)	15,940	19,237	(3,297)
Lease termination income and other	1,227	1,224	3	4,234	34,603	(30,369)
	176,584	180,071	(3,487)	519,373	583,894	(64,521)
Operating Expenses
Depreciation and amortization:
Net-leased properties	61,583	60,337	1,246	182,314	206,312	(23,998)
Operating properties	1,067	1,071	(4)	3,202	3,174	28
Corporate depreciation and amortization	320	332	(12)	965	1,071	(106)
	62,970	61,740	1,230	186,481	210,557	(24,076)
Property expenses:
Operating property expenses	6,227	5,611	616	17,859	17,117	742
Reimbursable tenant costs	5,397	6,537	(1,140)	15,940	19,237	(3,297)
Net-leased properties	4,329	4,582	(253)	13,337	21,358	(8,021)
	15,953	16,730	(777)	47,136	57,712	(10,576)
General and administrative	11,234	7,453	3,781	27,311	25,653	1,658
Stock-based compensation expense	1,880	1,572	308	4,733	4,316	417
Other expenses	65	—	65	1,138	2,975	(1,837)
Impairment charges	—	14,441	(14,441)	—	49,870	(49,870)
Restructuring and other compensation	—	—	—	—	4,413	(4,413)
	92,102	101,936	(9,834)	266,799	355,496	(88,697)
Other Income and Expenses
Interest expense	(41,182)	(44,349)	3,167	(125,374)	(139,496)	14,122
Equity in earnings of equity method investments in real estate	3,740	3,230	510	9,533	9,585	(52)
Other income and (expenses)	(4,918)	3,244	(8,162)	(6,249)	7,681	(13,930)
	(42,360)	(37,875)	(4,485)	(122,090)	(122,230)	140
Income before income taxes and gain on sale of real estate	42,122	40,260	1,862	130,484	106,168	24,316
(Provision for) benefit from income taxes	(1,511)	(530)	(981)	(6,696)	6,792	(13,488)
Income before gain on sale of real estate	40,611	39,730	881	123,788	112,960	10,828
Gain on sale of real estate, net of tax	19,257	49,126	(29,869)	22,732	68,070	(45,338)
Net Income from Owned Real Estate	59,868	88,856	(28,988)	146,520	181,030	(34,510)
Net income attributable to noncontrolling interests	(3,376)	(1,359)	(2,017)	(8,530)	(6,294)	(2,236)
Net Income from Owned Real Estate Attributable to W. P. Carey	$56,492	$87,497	$(31,005)	$137,990	$174,736	$(36,746)

W. P. Carey 9/30/2017 10-Q – 63

Lease Composition and Leasing Activities

As of September 30, 2017, 68.9% of our net leases, based on ABR, have rent increase adjustments based on CPI or similar indices and 26.2% of our net leases, based on ABR, have fixed rent increases. These leases comprise 95.1% of our portfolio. CPI and similar rent adjustments are based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. Over the next 12 months, fixed rent escalations are scheduled to increase ABR by an average of 2.5%, excluding leases that are set to expire within the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to exchange rate fluctuations in various foreign currencies, primarily the euro.

The following discussion presents a summary of rents on existing properties arising from leases with new tenants and renewed leases with existing tenants for the period presented and, therefore, does not include new acquisitions or properties placed into service for our portfolio during the periods presented, as applicable.

During the three months ended September 30, 2017, we entered into one new lease for approximately 3,000 square feet of leased space. The rent for the leased space is $22.50 per square foot. In addition, during the three months ended September 30, 2017, we extended two leases with existing tenants for a total of approximately 0.1 million square feet of leased space. The average new rent for the leased space is $7.19 per square foot, compared to the average former rent of $7.18 per square foot.

During the nine months ended September 30, 2017, we entered into five new leases for a total of approximately 0.4 million square feet of leased space. The average rent for the leased space is $14.92 per square foot. We provided tenant improvement allowances for the four new leases totaling $8.8 million. In addition, during the nine months ended September 30, 2017, we extended 22 leases with existing tenants for a total of approximately 2.8 million square feet of leased space. The average new rent for the leased space is $5.27 per square foot, compared to the average former rent of $5.47 per square foot, reflecting current market conditions. We provided tenant improvement allowances on four of these leases totaling $4.0 million.

W. P. Carey 9/30/2017 10-Q – 64

Property Level Contribution

The following table presents the Property level contribution for our consolidated net-leased and operating properties as well as a reconciliation to Net income from Owned Real Estate attributable to W. P. Carey (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Existing Net-Leased Properties
Lease revenues	$148,721	$143,209	$5,512	$436,210	$431,502	$4,708
Property expenses	(3,776)	(3,419)	(357)	(11,438)	(10,048)	(1,390)
Depreciation and amortization	(56,244)	(55,111)	(1,133)	(165,834)	(165,842)	8
Property level contribution	88,701	84,679	4,022	258,938	255,612	3,326
Recently Acquired Net-Leased Properties
Lease revenues	11,953	8,099	3,854	35,302	14,815	20,487
Property expenses	(80)	(28)	(52)	(325)	(37)	(288)
Depreciation and amortization	(5,032)	(3,823)	(1,209)	(14,845)	(6,885)	(7,960)
Property level contribution	6,841	4,248	2,593	20,132	7,893	12,239
Properties Sold or Held for Sale
Lease revenues	837	12,478	(11,641)	4,035	60,041	(56,006)
Operating revenues	—	—	—	—	61	(61)
Property expenses	(473)	(1,139)	666	(1,574)	(11,379)	9,805
Depreciation and amortization	(307)	(1,403)	1,096	(1,635)	(33,598)	31,963
Property level contribution	57	9,936	(9,879)	826	15,125	(14,299)
Operating Properties
Revenues	8,449	8,524	(75)	23,652	23,635	17
Property expenses	(6,227)	(5,607)	(620)	(17,859)	(17,011)	(848)
Depreciation and amortization	(1,067)	(1,071)	4	(3,202)	(3,161)	(41)
Property level contribution	1,155	1,846	(691)	2,591	3,463	(872)
Property Level Contribution	96,754	100,709	(3,955)	282,487	282,093	394
Add: Lease termination income and other	1,227	1,224	3	4,234	34,603	(30,369)
Less other expenses:
General and administrative	(11,234)	(7,453)	(3,781)	(27,311)	(25,653)	(1,658)
Stock-based compensation expense	(1,880)	(1,572)	(308)	(4,733)	(4,316)	(417)
Corporate depreciation and amortization	(320)	(332)	12	(965)	(1,071)	106
Other expenses	(65)	—	(65)	(1,138)	(2,975)	1,837
Impairment charges	—	(14,441)	14,441	—	(49,870)	49,870
Restructuring and other compensation	—	—	—	—	(4,413)	4,413
Other Income and Expenses
Interest expense	(41,182)	(44,349)	3,167	(125,374)	(139,496)	14,122
Equity in earnings of equity method investments in real estate	3,740	3,230	510	9,533	9,585	(52)
Other income and (expenses)	(4,918)	3,244	(8,162)	(6,249)	7,681	(13,930)
	(42,360)	(37,875)	(4,485)	(122,090)	(122,230)	140
Income before income taxes and gain on sale of real estate	42,122	40,260	1,862	130,484	106,168	24,316
(Provision for) benefit from income taxes	(1,511)	(530)	(981)	(6,696)	6,792	(13,488)
Income before gain on sale of real estate	40,611	39,730	881	123,788	112,960	10,828
Gain on sale of real estate, net of tax	19,257	49,126	(29,869)	22,732	68,070	(45,338)
Net Income from Owned Real Estate	59,868	88,856	(28,988)	146,520	181,030	(34,510)
Net income attributable to noncontrolling interests	(3,376)	(1,359)	(2,017)	(8,530)	(6,294)	(2,236)
Net Income from Owned Real Estate Attributable to W. P. Carey	$56,492	$87,497	$(31,005)	$137,990	$174,736	$(36,746)

W. P. Carey 9/30/2017 10-Q – 65

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

During the three months ended September 30, 2017, certain of our properties were damaged by Hurricane Harvey and Hurricane Irma. As a result, we evaluated such properties to determine if any losses should be recognized. We determined that the damages incurred were immaterial, and as such, no losses have been recorded.

Existing Net-Leased Properties

Existing net-leased properties are those that we acquired or placed into service prior to January 1, 2016 and that were not sold or held for sale during the periods presented. For the periods presented, there were 808 existing net-leased properties.

For the three months ended September 30, 2017 as compared to the same period in 2016, lease revenues from existing net-leased properties increased by $2.2 million as a result of an increase in the average exchange rate of the U.S. dollar in relation to foreign currencies (primarily the euro) between the periods, $1.3 million related to scheduled rent increases, $1.2 million due to new leases with existing tenants, and $0.8 million related to completed build-to-suit or expansion projects on existing properties. Depreciation and amortization expense from existing net-leased properties increased primarily as a result of an increase in the average exchange rate of the U.S. dollar in relation to foreign currencies (primarily the euro) between the periods.

For the nine months ended September 30, 2017 as compared to the same period in 2016, lease revenues from existing net-leased properties increased by $3.3 million related to scheduled rent increases, $2.8 million due to new leases with existing tenants, and $2.4 million related to completed build-to-suit or expansion projects on existing properties. These increases were partially offset by decreases of $2.2 million as a result of a decrease in the average exchange rate of the U.S. dollar in relation to foreign currencies (primarily the British pound sterling) between the periods, $1.0 million due to lease restructurings, and $1.0 million due to lease expirations.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2015. Since January 1, 2016, we acquired four investments comprised of 67 properties, 51 of which we acquired during the second quarter of 2016, 15 of which we acquired during the fourth quarter of 2016, and one of which we acquired during the second quarter of 2017.

For the three and nine months ended September 30, 2017, property level contribution from recently acquired net-leased properties increased by $2.6 million and $12.2 million, respectively, reflecting the results of operations of our investments completed during 2016 and 2017.

Properties Sold or Held for Sale

In addition to the impact on property level contribution related to properties we sold or classified as held for sale during the periods presented, we recognized gains and losses on sale of real estate, lease termination income, impairment charges, allowances for credit losses, and gain (loss) on extinguishment of debt. The impact of these transactions is described in further detail below and in Note 15.

During the three months ended September 30, 2017, we disposed of five properties. During the nine months ended September 30, 2017, we disposed of 13 properties, one of which was held for sale at December 31, 2016, and a parcel of vacant land. At September 30, 2017, we had one property classified as held for sale (Note 4). During the year ended December 31, 2016, we disposed of 33 properties and a parcel of vacant land.

W. P. Carey 9/30/2017 10-Q – 66

In the fourth quarter of 2015, we executed a lease amendment with a tenant in a domestic office building. The amendment extended the lease term an additional 15 years to January 31, 2037 and provided a one-time rent payment of $25.0 million, which was paid to us on December 18, 2015. The lease amendment also provided an option to terminate the lease effective February 29, 2016, with additional lease termination fees of $22.2 million to be paid to us on or five days before February 29, 2016 upon exercise of the option. The tenant exercised the option on January 1, 2016. The aggregate of the additional rent payment of $25.0 million and the lease termination fees of $22.2 million were amortized to lease termination income from the lease amendment date on December 4, 2015 through the end of the non-cancelable lease term on February 29, 2016, resulting in $15.0 million recognized during the year ended December 31, 2015 and $32.2 million recognized during the nine months ended September 30, 2016 within Lease termination income and other in the consolidated financial statements. During the fourth quarter of 2015, we entered into an agreement to sell the property to a third party. In February 2016, we sold the property. As a result of this lease termination and sale, we recognized accelerated amortization of below-market rent intangibles of $16.7 million during the nine months ended September 30, 2016, which was recorded as an adjustment to lease revenues. In addition, for the same property, we recognized accelerated amortization of in-place lease intangibles of $20.3 million during that period, which is included in depreciation and amortization expense.

In addition, during the nine months ended September 30, 2016, we recorded an allowance for credit losses of $7.1 million on an international direct financing lease investment that was sold in August 2017, which was included in property expenses, due to a decline in the estimated amount of future payments we would receive from the tenant (Note 5).

Operating Properties

Operating properties consist of our investments in two hotels for all periods presented.

For the three and nine months ended September 30, 2017 as compared to the same periods in 2016, property expenses for operating properties increased due to increases in costs related to room and food services, property management, and marketing.

Other Revenues and Expenses

Lease Termination Income and Other

2017 — For the nine months ended September 30, 2017, lease termination income and other was $4.2 million. We received proceeds from a bankruptcy settlement claim with a former tenant during both the second and third quarters of 2017 and recognized income during the first, second, and third quarters of 2017 related to a lease termination that occurred during the first quarter of 2017. Lease termination income and other also consists of earnings from our note receivable (Note 5).

2016 — For the nine months ended September 30, 2016, lease termination income and other was $34.6 million, primarily consisting of the $32.2 million of lease termination income related to a domestic property that was sold in February 2016, as discussed above (Note 15).

General and Administrative

Beginning with the third quarter of 2017, personnel and rent expenses included within general and administrative expenses that are recorded by our Owned Real Estate segment will be allocated based on time incurred by our personnel for the Owned Real Estate and Investment Management segments. All other overhead costs are charged to our Investment Management segment based on the trailing 12-month reported revenues of the Managed Programs and us.

As discussed in Note 3, certain personnel costs and overhead costs are charged to the CPA® REITs based on the trailing 12-month reported revenues of the Managed Programs and us. We allocate certain personnel and overhead costs to the CWI REITs based on the time incurred by our personnel. We allocate certain personnel costs based on the time incurred by our personnel to CESH I and, prior to our resignation as the advisor to CCIF in the third quarter of 2017, to the Managed BDCs.

For the three and nine months ended September 30, 2017 as compared to the same periods in 2016, general and administrative expenses in our Owned Real Estate segment, which excludes restructuring and other compensation expenses as described below, increased by $3.8 million and $1.7 million, respectively, primarily due to the change in methodology for allocation of expenses between our Owned Real Estate and Investment Management segments (Note 1).

W. P. Carey 9/30/2017 10-Q – 67

Stock-based Compensation Expense

Beginning with the third quarter of 2017, stock-based compensation expense is being allocated to our Owned Real Estate and Investment Management segments based on time incurred by our personnel for those segments.

For the three and nine months ended September 30, 2017, stock-based compensation expense allocated to our Owned Real Estate segment was $1.9 million and $4.7 million, respectively, substantially unchanged from the prior year periods.

Other Expenses

For the nine months ended September 30, 2017 as compared to the same period in 2016, other expenses decreased by $1.8 million, primarily due to advisory expenses and professional fees incurred during the prior year period within our Owned Real Estate segment in connection with the formal strategic review that we completed in May 2016.

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

During the three months ended September 30, 2016, we recognized impairment charges totaling $14.4 million, including an amount attributable to a noncontrolling interest of $0.6 million, on 18 properties, including a portfolio of 14 properties, in order to reduce the carrying values of the properties to their estimated fair values. The impairment charges recognized on the portfolio of 14 properties were in addition to charges recognized on the portfolio during the six months ended June 30, 2016 (as described below), based on the purchase and sale agreement for the portfolio. The fair value measurements for the properties approximated their estimated selling prices, less estimated costs to sell. The portfolio of 14 properties was sold in October 2016. Of the other four properties, one was sold in December 2016, two were disposed of in January 2017, and one property, which was classified as held for sale as of December 31, 2016, was sold in January 2017.

During the nine months ended September 30, 2016, we recognized impairment charges totaling $49.9 million, including an amount attributable to a noncontrolling interest of $0.6 million, on 18 properties in order to reduce the carrying values of the properties to their estimated fair values. In addition to the impairment charges of $14.4 million recognized during the three months ended September 30, 2016, described above, we recognized impairment charges totaling $35.4 million on the portfolio of 14 properties during the six months ended June 30, 2016, in order to reduce the carrying values of the properties to their estimated fair values at that time. The fair value measurements for the properties approximated their estimated selling prices, less estimated costs to sell.

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

Interest Expense

For the three and nine months ended September 30, 2017 as compared to the same periods in 2016, interest expense decreased by $3.2 million and $14.1 million, respectively, primarily due to an overall decrease in our weighted-average interest rate, as well as an overall decrease in our average outstanding debt balances. Our weighted-average interest rate was 3.5% and 3.8% during the three months ended September 30, 2017 and 2016, respectively, and 3.6% and 3.9% during the nine months ended September 30, 2017 and 2016, respectively. Our average outstanding debt balance was $4.3 billion and $4.5 billion during the three months ended September 30, 2017 and 2016, respectively, and $4.3 billion and $4.6 billion during the nine months ended September 30, 2017 and 2016, respectively. The weighted-average interest rate of our debt decreased primarily as a result of paying off certain non-recourse mortgage loans with unsecured borrowings, which bear interest at a lower rate than our mortgage loans (Note 10).

W. P. Carey 9/30/2017 10-Q – 68

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

2017 — For the three months ended September 30, 2017, net other expenses were $4.9 million. During the period, we recognized net realized and unrealized losses of $7.0 million on foreign currency transactions as a result of changes in foreign currency exchange rates and a net loss on extinguishment of debt totaling $1.6 million primarily related to the repayment of a non-recourse mortgage loan encumbering a domestic property that was sold in July 2017 (Note 15). These losses were partially offset by realized gains of $2.3 million related to foreign currency forward contracts and foreign currency collars and interest income of $0.5 million primarily related to our loans to affiliates (Note 3).

For the nine months ended September 30, 2017, net other expenses were $6.2 million. During the period, we recognized net realized and unrealized losses of $16.4 million on foreign currency transactions as a result of changes in foreign currency exchange rates and unrealized losses of $1.1 million primarily on foreign currency collars prior to their maturities on various dates during the period, as well as on common stock warrants that we own in connection with certain investments. These losses were partially offset by realized gains of $8.6 million related to foreign currency forward contracts and foreign currency collars and interest income of $1.5 million primarily related to our loans to affiliates (Note 3).

2016 — For the three months ended September 30, 2016, net other income was $3.2 million. During the period, we recognized realized gains of $2.4 million related to foreign currency forward contracts and foreign currency collars and unrealized gains of $0.7 million recognized primarily on interest rate swaps that did not qualify for hedge accounting. In addition, we recognized a gain of $0.7 million in our Owned Real Estate segment on the deconsolidation of an affiliate, CESH I (Note 2). These gains were partially offset by a net loss on extinguishment of debt of $2.1 million primarily related to the payoff of a non-recourse mortgage loan.

For the nine months ended September 30, 2016, net other income was $7.7 million. During the period, we recognized realized gains of $6.4 million related to foreign currency forward contracts and foreign currency collars, unrealized gains of $3.2 million recognized primarily on interest rate swaps that did not qualify for hedge accounting, and interest income of $0.6 million primarily related to our loans to affiliates (Note 3). In addition, we recognized a gain of $0.7 million in our Owned Real Estate segment on the deconsolidation of CESH I (Note 2). These gains were partially offset by a net loss on extinguishment of debt of $3.9 million primarily related to the payoff of two non-recourse mortgage loans.

(Provision for) Benefit from Income Taxes

For the three months ended September 30, 2017, as compared to the same period in 2016, provision for income taxes within our Owned Real Estate segment increased by $1.0 million, primarily due to (i) a decrease of $0.7 million in deferred tax benefits, primarily associated with basis differences on certain foreign properties and (ii) an increase of $0.2 million in current federal, foreign, and state franchise taxes due to higher taxable income on our domestic TRSs and foreign properties.

For the nine months ended September 30, 2017, we recognized a provision for income taxes of $6.7 million, compared to a benefit from income taxes of $6.8 million recorded during the same period in 2016, within our Owned Real Estate segment. During the nine months ended September 30, 2016, we recorded $19.7 million of deferred tax benefits associated with basis differences on certain foreign properties, primarily resulting from the impairment charges recorded in the period on certain international properties (Note 8). In addition, current federal, foreign, and state franchise taxes decreased by $1.1 million due to decreases in taxable income generated by our domestic TRSs and foreign properties.

W. P. Carey 9/30/2017 10-Q – 69

Gain on Sale of Real Estate, Net of Tax

Gain on sale of real estate, net of tax consists of gain on the sale of properties, net of tax that were disposed of during the three and nine months ended September 30, 2017 and 2016 (Note 15).

2017 — During the three and nine months ended September 30, 2017, we sold five properties, and 11 properties and a parcel of vacant land, respectively, for net proceeds of $58.7 million and $102.5 million, respectively, and recognized a net gain on these sales, net of tax totaling $19.3 million and $22.7 million, respectively. In connection with the sale of a property in Malaysia in August 2017, and in accordance with ASC 830-30-40, Foreign Currency Matters, we reclassified $3.6 million of foreign currency translation losses from Accumulated other comprehensive loss to Gain on sale of real estate, net of tax (as a reduction to Gain on sale of real estate, net of tax), since the sale represented a disposal of our Malaysian investments (Note 13). One of the properties sold during the nine months ended September 30, 2017 was held for sale at December 31, 2016 (Note 4). In addition, in January 2017, we transferred ownership of two international properties and the related non-recourse mortgage loan, which had an aggregate asset carrying value of $31.3 million and an outstanding balance of $28.1 million (net of $3.8 million of cash held in escrow that was retained by the mortgage lender), respectively, on the dates of transfer, to the mortgage lender, resulting in a net loss of less than $0.1 million.

2016 — During the three and nine months ended September 30, 2016, we sold three properties, and ten properties and a parcel of vacant land, respectively, for net proceeds of $192.0 million and $392.6 million, respectively, and recognized a net gain on these sales, net of tax totaling $37.4 million and $39.9 million, respectively, including amounts attributable to noncontrolling interests of $0.9 million for the nine months ended September 30, 2016. In addition, in April 2016, we transferred ownership of a vacant international property and the related non-recourse mortgage loan, which had a carrying value of $39.8 million and an outstanding balance of $60.9 million, respectively, on the date of transfer, to the mortgage lender, resulting in a net gain of $16.4 million. Also, in July 2016, a vacant domestic property with an asset carrying value of $13.7 million, which was encumbered by a $24.3 million mortgage loan (net of $2.6 million of cash held in escrow that was retained by the mortgage lender), was foreclosed upon by the mortgage lender, resulting in a net gain of $11.6 million.

Investment Management

We earn revenue as the advisor to the Managed Programs. For the periods presented, we acted as advisor to the following affiliated Managed Programs: CPA®:17 – Global, CPA®:18 – Global, CWI 1, CWI 2, CCIF (through September 10, 2017), and CESH I (since June 3, 2016). On June 15, 2017, our Board approved a plan to exit all non-traded retail fundraising activities carried out by our wholly-owned broker-dealer subsidiary, Carey Financial, as of June 30, 2017. We currently expect to continue to manage all existing Managed Programs through the end of their respective natural life cycles (Note 1). In August 2017, we resigned as the advisor to CCIF, and our advisory agreement with CCIF was terminated, effective as of September 11, 2017. CCIF was included in the Managed Programs prior to our resignation as its advisor (Note 1).

The following tables present other operating data that management finds useful in evaluating result of operations (dollars in millions):

	September 30, 2017	December 31, 2016
Total properties — Managed Programs	627	606
Assets under management — Managed Programs (a)	$13,244.8	$12,874.8
Cumulative funds raised — CWI 2 offering (b) (c)	851.3	616.3
Cumulative funds raised — CCIF offering (b) (d)	195.3	125.1
Cumulative funds raised — CESH I offering (e)	139.7	112.8

	Nine Months Ended September 30,
	2017	2016
Financings structured — Managed Programs	$997.9	$1,080.3
Investments structured — Managed Programs (f)	1,101.1	1,047.8
Funds raised — CWI 2 offering (b) (c)	235.0	288.8
Funds raised — CCIF offering (b) (d)	70.2	89.2
Funds raised — CESH I offering (e)	26.9	41.8
__________

W. P. Carey 9/30/2017 10-Q – 70

(a)
Represents the estimated fair value of the real estate assets owned by the Managed REITs, which was calculated by us as the advisor to the Managed REITs based in part upon third-party appraisals, plus cash and cash equivalents, less distributions payable. Amounts include the fair value of the investment assets, plus cash, owned by CESH I. Amount as of December 31, 2016 also includes the fair value of the investment assets, plus cash, owned by CCIF.

(b)	Excludes reinvested distributions through each entity’s distribution reinvestment plan.

(c)
Reflects funds raised from CWI 2’s initial public offering, which commenced in February 2015. In connection with the end of active fundraising by Carey Financial on June 30, 2017, we facilitated the orderly processing of sales in the offering by CWI 2 through July 31, 2017, which then closed its offering on that date.

(d)
Amount represents funding from the CCIF Feeder Funds to CCIF. We began to raise funds on behalf of the CCIF Feeder Funds in the fourth quarter of 2015. One of the CCIF Feeder Funds, CCIF 2016 T, closed its offering on April 28, 2017. In August 2017, we resigned as the advisor to CCIF, and our advisory agreement with CCIF was terminated, effective as of September 11, 2017.

(e)
Reflects funds raised from CESH I’s private placement, which commenced in July 2016. In connection with the end of active fundraising by Carey Financial on June 30, 2017, we facilitated the orderly processing of sales in the offering by CESH I through July 31, 2017, which then closed its offering on that date.

(f)	Includes acquisition-related costs.

W. P. Carey 9/30/2017 10-Q – 71

Below is a summary of comparative results of our Investment Management segment (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Revenues
Asset management revenue	$17,938	$15,978	$1,960	$53,271	$45,596	$7,675
Structuring revenue	9,817	12,301	(2,484)	27,981	30,990	(3,009)
Reimbursable costs from affiliates	6,211	14,540	(8,329)	45,390	46,372	(982)
Dealer manager fees	105	1,835	(1,730)	4,430	5,379	(949)
Other advisory revenue	99	522	(423)	896	522	374
	34,170	45,176	(11,006)	131,968	128,859	3,109
Operating Expenses
Reimbursable costs from affiliates	6,211	14,540	(8,329)	45,390	46,372	(982)
General and administrative	6,002	8,280	(2,278)	25,878	32,469	(6,591)
Subadvisor fees	5,206	4,842	364	11,598	10,010	1,588
Stock-based compensation expense	2,755	2,784	(29)	9,916	10,648	(732)
Restructuring and other compensation	1,356	—	1,356	9,074	7,512	1,562
Depreciation and amortization	1,070	1,062	8	2,838	3,278	(440)
Dealer manager fees and expenses	462	3,028	(2,566)	6,544	9,000	(2,456)
Other expenses	—	—	—	—	2,384	(2,384)
	23,062	34,536	(11,474)	111,238	121,673	(10,435)
Other Income and Expenses
Equity in earnings of equity method investments in the Managed Programs	12,578	13,573	(995)	38,287	38,658	(371)
Other income and (expenses)	349	1,857	(1,508)	1,280	1,717	(437)
	12,927	15,430	(2,503)	39,567	40,375	(808)
Income before income taxes	24,035	26,070	(2,035)	60,297	47,561	12,736
(Provision for) benefit from income taxes	(249)	(2,624)	2,375	3,793	(2,254)	6,047
Net Income from Investment Management Attributable to W. P. Carey	$23,786	$23,446	$340	$64,090	$45,307	$18,783

Asset Management Revenue

We earn asset management revenue from the Managed REITs based on the value of their real estate-related and lodging-related assets under management. We also earn asset management revenue from CESH I based on its gross assets at fair value. We also earned asset management revenue from CCIF based on the average of its gross assets at fair value prior to our resignation as the advisor to CCIF in the third quarter of 2017. Asset management revenue may increase or decrease depending upon (i) increases in the Managed Programs’ asset bases as a result of new investments; (ii) decreases in the Managed Programs’ asset bases as a result of sales of investments; and (iii) increases or decreases in the appraised value of the real estate-related and lodging-related assets in the investment portfolios of the Managed Programs. Prior to our resignation as the advisor to CCIF in the third quarter of 2017, asset management revenue also increased or decreased depending on increases or decreases in the fair value of CCIF’s investment portfolio. For 2017, we receive asset management fees from the Managed REITs in shares of their common stock and from CESH I in cash. Prior to our resignation as the advisor to CCIF in the third quarter of 2017, we received asset management fees from CCIF in cash.

For the three and nine months ended September 30, 2017 as compared to the same periods in 2016, asset management revenue increased by $2.0 million and $7.7 million, respectively, as a result of the growth in assets under management due to investment volume after September 30, 2016. Asset management revenue increased by $0.9 million and $3.2 million, respectively, from CWI 2, $0.5 million and $3.1 million, respectively, from CCIF, $0.4 million and $1.0 million, respectively, from CPA®:18 – Global, $0.3 million and $0.7 million, respectively, from CESH I, and less than $0.1 million and $0.2 million, respectively, from CWI 1. These increases were partially offset by decreases of $0.1 million and $0.4 million, respectively, in asset management revenue from CPA®:17 – Global, which sold 34 self-storage properties during 2016, resulting in a decrease in assets under management for that fund.

W. P. Carey 9/30/2017 10-Q – 72

Structuring Revenue

We earn structuring revenue when we structure investments and debt placement transactions for the Managed Programs. Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation.

For the three months ended September 30, 2017 as compared to the same period in 2016, structuring revenue decreased by $2.5 million. Structuring revenue from CWI 2 and CPA®:17 – Global decreased by $3.6 million and $1.1 million, respectively, as a result of lower investment and debt placement volume during the current year period. Structuring revenue for the three months ended September 30, 2017 also includes a $2.6 million adjustment related to a development deal for one of the Managed Programs, in accordance with ASC 605, Revenue Recognition. These decreases were partially offset by an increase of $3.5 million in structuring revenue from CWI 1 and $1.1 million of structuring revenue recognized during the current year period from CESH I.

For the nine months ended September 30, 2017 as compared to the same period in 2016, structuring revenue decreased by $3.0 million. Structuring revenue from CWI 2 and CPA®:18 – Global decreased by $5.4 million and $4.2 million, respectively, as a result of lower investment and debt placement volume during the current year period. Structuring revenue for the nine months ended September 30, 2017 also includes a $2.6 million adjustment related to a development deal for one of the Managed Programs, in accordance with ASC 605, Revenue Recognition. These decreases were partially offset by $5.5 million of structuring revenue recognized during the current year period from CESH I and increases of $3.1 million and $0.7 million in structuring revenue from CPA®:17 – Global and CWI 1, respectively.

Reimbursable Costs from Affiliates

Reimbursable costs from affiliates represent costs incurred by us on behalf of the Managed Programs. During their respective offering periods, these costs consisted primarily of broker-dealer commissions, distribution and shareholder servicing fees, and marketing and personnel costs, which were reimbursed by the Managed Programs and were reflected as a component of both revenues and expenses. As a result of our exit from all non-traded retail fundraising activities, we will no longer incur offering-related expenses, including broker-dealer commissions, distribution and shareholder servicing fees, and marketing costs, on behalf of the Managed Programs.

For the three months ended September 30, 2017 as compared to the same period in 2016, reimbursable costs from affiliates decreased by $8.3 million, primarily due to a decrease of $5.2 million of distribution and shareholder servicing fees and commissions paid to broker-dealers related to the sale of the CCIF Feeder Funds’ shares, $2.0 million of commissions paid to broker-dealers related to CESH I’s private placement, and $1.4 million in distribution and shareholder servicing fees and commissions paid to broker-dealers related to CWI 2’s initial public offering, in each case due to our exit from all non-traded retail fundraising during the current year period, as described above. These decreases were partially offset by an increase of $0.4 million in overhead reimbursed to us by the Managed Programs.

For the nine months ended September 30, 2017 as compared to the same period in 2016, reimbursable costs from affiliates decreased by $1.0 million, primarily due to a decrease of $16.8 million of distribution and shareholder servicing fees and commissions paid to broker-dealers related to the sale of the CCIF Feeder Funds’ shares. This decrease was partially offset by an increase of $15.2 million of distribution and shareholder servicing fees and commissions paid to broker-dealers related to CWI 2’s initial public offering, and an increase of $0.3 million in overhead reimbursed to us by the Managed Programs.

Dealer Manager Fees

As discussed in Note 3, we earned a dealer manager fee, depending on the class of common stock sold, of $0.30 or $0.26 per share sold, for the Class A common stock and Class T common stock, respectively, in connection with CWI 2’s initial public offering, through March 31, 2017, when CWI 2 suspended its offering in order to determine updated estimated NAVs as of December 31, 2016. As a result, CWI 2 had new offering prices and new dealer manager fees of $0.36 and $0.31 per Class A and Class T Shares, respectively, for its offering through its closing on July 31, 2017. We received dealer manager fees of 2.50% - 3.0% based on the selling price of each share sold in connection with the offerings of the CCIF Feeder Funds, which began in the fourth quarter of 2015. CCIF 2016 T’s offering closed on April 28, 2017. We also received dealer manager fees of up to 3.0% of gross offering proceeds based on the selling price of each limited partnership unit sold in connection with CESH I’s private placement, which commenced in July 2016 and closed in July 2017.

W. P. Carey 9/30/2017 10-Q – 73

We re-allowed a portion of the dealer manager fees to selected dealers in the offerings and reflected those amounts as Dealer manager fees and expenses in the consolidated financial statements. As discussed above, on June 15, 2017, our Board approved a plan to exit all non-traded retail fundraising activities as of June 30, 2017, and as a result, we no longer receive dealer manager fees following the completion of those fundraising activities on July 31, 2017.

For the three and nine months ended September 30, 2017 as compared to the same periods in 2016, dealer manager fees decreased due to our exit from all non-traded retail fundraising activities.

Other Advisory Revenue

Under the limited partnership agreement we have with CESH I, we paid all organization and offering costs on behalf of CESH I, and instead of being reimbursed by CESH I on a dollar-for-dollar basis for those costs, we received limited partnership units of CESH I equal to 2.5% of its gross offering proceeds through the closing of its offering on July 31, 2017.

For the three months ended September 30, 2017 as compared to the same period in 2016, other advisory revenue decreased by $0.4 million, primarily due to the completion of CESH I fundraising in July 2017 (Note 2).

For the nine months ended September 30, 2017 as compared to the same period in 2016, other advisory revenue increased by $0.4 million, primarily due to the limited partnership units of CESH I received in connection with CESH I’s private placement, which commenced in July 2016 and closed in July 2017 (Note 2).

General and Administrative

Beginning with the third quarter of 2017, personnel and rent expenses included within general and administrative expenses that are recorded by our Investment Management segment will be allocated based on time incurred by our personnel for the Owned Real Estate and Investment Management segments. All other overhead costs are charged to our Owned Real Estate segment based on the trailing 12-month reported revenues of the Managed Programs and us.

As discussed in Note 3, certain personnel costs and overhead costs are charged to the CPA® REITs based on the trailing 12-month reported revenues of the Managed Programs and us. We allocate certain personnel and overhead costs to the CWI REITs based on the time incurred by our personnel. We allocate certain personnel costs based on the time incurred by our personnel to CESH I and, prior to our resignation as the advisor to CCIF in the third quarter of 2017, to the Managed BDCs.

For the three and nine months ended September 30, 2017 as compared to the same periods in 2016, general and administrative expenses in our Investment Management segment, which excludes restructuring and other compensation expenses as described below, decreased by $2.3 million and $6.6 million, respectively, primarily due to an overall decline in compensation expense as a result of the reduction in headcount, including the RIF and the impact of our exit from all active non-traded retail fundraising activities as of June 30, 2017, and other cost savings initiatives implemented during 2016 as well as the change in methodology for allocation of expenses between our Owned Real Estate and Investment Management segments (Note 1).

Subadvisor Fees

As discussed in Note 3, we earn investment management revenue from CWI 1, CWI 2, and CPA®:18 – Global, and, prior to our resignation as advisor, from CCIF. Pursuant to the terms of the subadvisory agreements we have with the third-party subadvisors in connection with both CWI 1 and CWI 2, we pay a subadvisory fee equal to 20% of the amount of fees paid to us by CWI 1 and 25% of the amount of fees paid to us by CWI 2, including but not limited to: acquisition fees, asset management fees, loan refinancing fees, property management fees, and subordinated disposition fees, each as defined in the advisory agreements we have with each of CWI 1 and CWI 2. We also pay to each subadvisor 20% and 25% of the net proceeds resulting from any sale, financing, or recapitalization or sale of securities of CWI 1 and CWI 2, respectively, by us, the advisor. In addition, in connection with the multi-family properties acquired on behalf of CPA®:18 – Global, we entered into agreements with third-party advisors for the day-to-day management of the properties, for which we pay 100% of asset management fees paid to us by CPA®:18 – Global. Pursuant to the terms of the subadvisory agreement we had with the third-party subadvisor in connection with CCIF (prior to our resignation as the advisor to CCIF in the third quarter of 2017), we paid a subadvisory fee equal to 50% of the asset management fees and organization and offering costs paid to us by CCIF.

W. P. Carey 9/30/2017 10-Q – 74

For the three and nine months ended September 30, 2017 as compared to the same periods in 2016, subadvisor fees increased by $0.4 million and $1.6 million, respectively, primarily due to increases of $0.7 million and $0.2 million, respectively, as a result of higher fees earned from CWI 1 and increases of $0.2 million and $1.5 million, respectively, as a result of higher fees earned from CCIF, each of which paid higher asset management fees to us during the current year periods as compared to the prior year periods. For the three and nine months ended September 30, 2017 as compared to the same periods in 2016, these increases were partially offset by decreases of $0.5 million and $0.2 million, respectively, as a result of lower fees earned from CWI 2 due to lower investment and debt placement volume during the current year periods.

Stock-based Compensation Expense

Beginning with the third quarter of 2017, stock-based compensation expense is being allocated to our Owned Real Estate and Investment Management segments based on time incurred by our personnel for those segments.

For the nine months ended September 30, 2017 as compared to the same period in 2016, stock-based compensation expense allocated to our Investment Management segment decreased by $0.7 million primarily due to the reduction in RSUs and PSUs outstanding as a result of a reduction in headcount related to our exit from all non-traded retail fundraising activities as of June 30, 2017 (Note 12).

Restructuring and Other Compensation

For the three and nine months ended September 30, 2017, we recorded total restructuring expenses of $1.4 million and $9.1 million, respectively, related to our Board’s decision to exit all non-traded retail fundraising activities as of June 30, 2017. These expenses, all of which were allocated to the Investment Management segment, consist primarily of severance costs (Note 1, Note 12).

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

Other Expenses

For nine months ended September 30, 2016, we incurred advisory expenses and professional fees of $2.4 million within our Investment Management segment in connection with the formal strategic review that we completed in May 2016.

W. P. Carey 9/30/2017 10-Q – 75

Equity in Earnings of Equity Method Investments in the Managed Programs

Equity in earnings of equity method investments in the Managed Programs is recognized in accordance with the investment agreement for each of our equity method investments. In addition, we are entitled to receive distributions of Available Cash (Note 3) from the operating partnerships of each of the Managed REITs. The net income of our unconsolidated investments fluctuates based on the timing of transactions, such as new leases and property sales, as well as the level of impairment charges. Equity in earnings of our equity method investment in CCIF fluctuated based on changes in the fair value of investments owned by CCIF. Following our resignation as the advisor to CCIF, effective September 11, 2017, earnings from our cost method investment in CCIF are included in Other income and (expenses) in the consolidated financial statements (Note 7). The following table presents the details of our Equity in earnings of equity method investments in the Managed Programs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Equity in earnings of equity method investments in the Managed Programs:
Equity in earnings of equity method investments in the Managed Programs (a)	$531	$2,697	$3,719	$6,640
Distributions of Available Cash: (b)
CPA®:17 – Global	5,459	5,276	19,240	17,803
CPA®:18 – Global	2,196	1,662	6,057	5,319
CWI 1	2,498	2,838	5,743	6,931
CWI 2	1,894	1,100	3,528	1,965
Equity in earnings of equity method investments in the Managed Programs	$12,578	$13,573	$38,287	$38,658
__________

(a)
Decreases for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 were primarily due to decreases of $1.1 million and $3.0 million, respectively, from our investment in shares of common stock of CPA®:17 – Global, which recognized significant gains on the sale of real estate during each of the prior year periods. In addition, we recognized equity in earnings of our equity method investment in CCIF of $1.1 million during the three months ended September 30, 2016. We did not recognize any such earnings during the three months ended September 30, 2017.

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

Other Income and (Expenses)

For both the three and nine months ended September 30, 2016, we recognized a gain of $1.2 million in our Investment Management segment on the deconsolidation of CESH I (Note 2).

(Provision for) Benefit from Income Taxes

For the three months ended September 30, 2017 as compared to the same period in 2016, provision for income taxes within our Investment Management segment decreased by $2.4 million, primarily due to the impact of lower pre-tax income recognized by our TRSs and a deferred windfall tax benefit of $0.6 million recognized during the current year period as a result of the adoption of ASU 2016-09 during the first quarter of 2017, under which such benefits are now reflected as a reduction to provision for income taxes (Note 2).

For the nine months ended September 30, 2017, we recorded a benefit from income taxes of $3.8 million, compared to a provision for income taxes of $2.3 million recognized during the same period in 2016, within our Investment Management segment. We recorded a benefit from income taxes during the current year period primarily due to a deferred windfall tax benefit of $3.6 million as a result of the adoption of ASU 2016-09 during the first quarter of 2017, under which such benefits are now reflected as a reduction to provision for income taxes (Note 2). We recognized a provision for income taxes during the prior year period primarily due to an out-of-period adjustment recorded during the period (Note 2).

W. P. Carey 9/30/2017 10-Q – 76

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

Operating Activities — Net cash provided by operating activities increased by $4.4 million during the nine months ended September 30, 2017 as compared to the same period in 2016, primarily due to an increase in cash flow generated from properties acquired during 2016 and 2017, a decrease in interest expense, and lower general and administrative expenses in the current year period. These increases were partially offset by lease termination income received in connection with the sale of a property during the prior year period and a decrease in cash flow as a result of property dispositions during 2016 and 2017.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property-related costs.

During the nine months ended September 30, 2017, we used $123.5 million to fund short-term loans to the Managed Programs (Note 3), while $229.7 million of such loans made by us in prior periods were repaid during the current year period. We sold 11 properties and a parcel of vacant land for net proceeds of $102.5 million. We used $36.7 million primarily to fund expansions on our existing properties. In addition, we used $10.8 million to invest in capital expenditures for owned real estate and $6.0 million to acquire an investment (Note 4). We also received $6.5 million in distributions from equity investments in the Managed Programs and real estate in excess of cumulative equity income.

Financing Activities — During the nine months ended September 30, 2017, gross borrowings under our Senior Unsecured Credit Facility were $1.2 billion and repayments were $1.6 billion, which included the impact of the amendment and restatement of our Senior Unsecured Credit Facility in February 2017 (Note 10). We received the equivalent of $530.5 million in net proceeds from the issuance of the 2.25% Senior Notes in January 2017, which we used primarily to pay down the outstanding balance on our Unsecured Revolving Credit Facility at that time (Note 10). In connection with the issuances of these notes and the amendment and restatement our Senior Unsecured Credit Facility in February 2017 (Note 10), we incurred financing costs totaling $12.7 million. We also made scheduled and prepaid non-recourse mortgage loan principal payments of $303.5 million and $157.4 million, respectively. Additionally, we paid distributions to stockholders totaling $322.4 million related to the fourth quarter of 2016, the first quarter of 2017, and the second quarter of 2017; and also paid distributions of $16.9 million to affiliates that hold noncontrolling interests in various entities with us. We received contributions from noncontrolling interests totaling $90.5 million, primarily from an affiliate in connection with the repayment at maturity of mortgage loans encumbering the Hellweg 2 Portfolio (Note 10). In addition, we received $22.8 million in net proceeds from the issuance of shares under our ATM program (Note 13).

W. P. Carey 9/30/2017 10-Q – 77

Summary of Financing

The table below summarizes our non-recourse mortgages, our Unsecured Senior Notes, and our Senior Unsecured Credit Facility (dollars in thousands):

	September 30, 2017	December 31, 2016
Carrying Value
Fixed rate:
Unsecured Senior Notes (a)	$2,455,383	$1,807,200
Non-recourse mortgages (a)	985,118	1,406,222
	3,440,501	3,213,422
Variable rate:
Unsecured Term Loans (a)	382,191	249,978
Unsecured Revolving Credit Facility	224,213	676,715
Non-recourse mortgages (a):
Amount subject to interest rate swaps and cap	149,824	158,765
Floating interest rate mortgage loans	118,109	141,934
	874,337	1,227,392
	$4,314,838	$4,440,814

Percent of Total Debt
Fixed rate	80%	72%
Variable rate	20%	28%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	3.9%	4.5%
Variable rate (b)	1.8%	1.9%

__________

(a)
Aggregate debt balance includes unamortized deferred financing costs totaling $16.2 million and $13.4 million as of September 30, 2017 and December 31, 2016, respectively, and unamortized discount totaling $12.9 million and $8.0 million as of September 30, 2017 and December 31, 2016, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At September 30, 2017, our cash resources consisted of the following:

•
cash and cash equivalents totaling $169.8 million. Of this amount, $84.3 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

•	our Unsecured Revolving Credit Facility, with unused capacity of $1.3 billion, excluding amounts reserved for outstanding letters of credit; and

•
unleveraged properties that had an aggregate asset carrying value of $4.4 billion at September 30, 2017, although there can be no assurance that we would be able to obtain financing for these properties.

We also access the capital markets when necessary through additional debt and equity offerings, such as the €500.0 million of 2.25% Senior Notes that we issued in January 2017 (Note 10) and our ATM program. During the three and nine months ended September 30, 2017, we issued 15,500 and 345,253 shares, respectively, of our common stock under the current ATM program at a weighted-average price of $67.05 and $67.78 per share, respectively, for net proceeds of $0.9 million and $22.8 million, respectively. During the three and nine months ended September 30, 2016, we issued 968,535 and 1,249,836 shares, respectively, of our common stock under the prior ATM program at a weighted-average price of $68.54 and $68.52 per share,

W. P. Carey 9/30/2017 10-Q – 78

respectively, for net proceeds of $65.2 million and $84.1 million, respectively. As of September 30, 2017, $376.6 million remained available for issuance under our current ATM program (Note 13).

Senior Unsecured Credit Facility

Our Senior Unsecured Credit Facility is more fully described in Note 10. A summary of our Senior Unsecured Credit Facility is provided below (in thousands):

	September 30, 2017		December 31, 2016
	Outstanding Balance	Maximum Available	Outstanding Balance	Maximum Available
Unsecured Term Loans, net (a)	$383,695	$383,695	$250,000	$250,000
Unsecured Revolving Credit Facility	224,213	1,500,000	676,715	1,500,000
__________

(a)
Outstanding balance excludes unamortized discount of $1.3 million at September 30, 2017. Outstanding balance also excludes unamortized deferred financing costs of $0.2 million and less than $0.1 million at September 30, 2017 and December 31, 2016, respectively.

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

W. P. Carey 9/30/2017 10-Q – 79

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at September 30, 2017 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Unsecured Senior Notes — principal (a) (b)	$2,480,600	$—	$—	$—	$2,480,600
Non-recourse mortgages — principal (a)	1,255,414	280,392	295,517	322,311	357,194
Senior Unsecured Credit Facility — principal (a) (c)	607,908	—	—	607,908	—
Interest on borrowings (d)	826,420	147,478	270,397	223,095	185,450
Operating and other lease commitments (e)	161,067	8,439	17,015	9,536	126,077
Capital commitments and tenant expansion allowances (f)	139,654	81,807	53,748	586	3,513
Restructuring and other compensation commitments (g)	4,829	4,532	297	—	—
	$5,475,892	$522,648	$636,974	$1,163,436	$3,152,834

__________

(a)
Excludes unamortized deferred financing costs totaling $16.2 million, the unamortized discount on the Unsecured Senior Notes of $10.2 million in aggregate, the unamortized discount on the Unsecured Term Loans of $1.3 million, and the unamortized fair market value adjustment of $1.4 million resulting from the assumption of property-level debt in connection with both the CPA®:15 Merger and the CPA®:16 Merger (Note 10).

(b)	Our Unsecured Senior Notes are scheduled to mature from 2023 through 2026.

(c)
Our Unsecured Revolving Credit Facility is scheduled to mature on February 22, 2021 unless otherwise extended pursuant to its terms. Our Unsecured Term Loans are scheduled to mature on February 22, 2022.

(d)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at September 30, 2017.

(e)
Operating and other lease commitments consist primarily of rental obligations under ground leases and the future minimum rents payable on the leases for our principal offices. Pursuant to their respective advisory agreements with us, we are reimbursed by the Managed Programs for their share of overhead costs, which includes a portion of those future minimum rent amounts. Our operating lease commitments are presented net of $11.3 million, based on the allocation percentages as of September 30, 2017, which we estimate the Managed Programs will reimburse us for in full (Note 3).

(f)	Capital commitments include (i) $109.6 million related to build-to-suit expansions and (ii) $30.1 million related to unfunded tenant improvements, including certain discretionary commitments.

(g)	Represents severance-related obligations to our former chief executive officer and other employees (Note 12).

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at September 30, 2017, which consisted primarily of the euro. At September 30, 2017, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

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

W. P. Carey 9/30/2017 10-Q – 80

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

We modify the NAREIT computation of FFO to include other adjustments to GAAP net income to adjust for certain non-cash charges such as amortization of real estate-related intangibles, deferred income tax benefits and expenses, straight-line rents, stock compensation, gains or losses from extinguishment of debt and deconsolidation of subsidiaries, and unrealized foreign currency exchange gains and losses. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. Additionally, we exclude non-core income and expenses such as certain lease termination income, restructuring and other compensation-related expenses resulting from a reduction in headcount and employee severance arrangements, and other expenses (which includes expenses related to the formal strategic review that we completed in May 2016 and accruals for estimated one-time legal settlement expenses). We also exclude realized gains/losses on foreign exchange transactions (other than those realized on the settlement of foreign currency derivatives), which are not considered fundamental attributes of our business plan and do not affect our overall long-term operating performance. We refer to our modified definition of FFO as AFFO. We exclude these items from GAAP net income to arrive at AFFO as they are not the primary drivers in our decision making process and excluding these items provides investors a view of our portfolio performance over time and makes it more comparable to other REITs which are currently not engaged in acquisitions, mergers, and restructuring which are not part of our normal business operations. We use AFFO as one measure of our operating performance when we formulate corporate goals, evaluate the effectiveness of our strategies, and determine executive compensation.

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

W. P. Carey 9/30/2017 10-Q – 81

Consolidated FFO and AFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to W. P. Carey	$80,278	$110,943	$202,080	$220,043
Adjustments:
Depreciation and amortization of real property	62,621	61,396	185,439	209,449
Gain on sale of real estate, net	(19,257)	(49,126)	(22,732)	(68,070)
Impairment charges	—	14,441	—	49,870
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(2,692)	(3,254)	(7,795)	(8,541)
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO	866	1,354	4,416	3,994
Total adjustments	41,538	24,811	159,328	186,702
FFO attributable to W. P. Carey (as defined by NAREIT)	121,816	135,754	361,408	406,745
Adjustments:
Above- and below-market rent intangible lease amortization, net (a)	12,459	12,564	37,273	23,851
Other amortization and non-cash items (b) (c)	6,208	(4,897)	14,995	(7,695)
Stock-based compensation	4,635	4,356	14,649	14,964
Straight-line and other rent adjustments (d)	(3,212)	(5,116)	(9,677)	(34,262)
Amortization of deferred financing costs	2,184	1,007	6,126	2,271
Loss on extinguishment of debt	1,566	2,072	35	3,885
Restructuring and other compensation (e)	1,356	—	9,074	11,925
Tax benefit — deferred	(1,234)	(2,999)	(8,167)	(22,522)
Realized (gains) losses on foreign currency	(449)	1,559	(424)	2,569
Other expenses (f) (g)	65	—	1,138	5,359
Allowance for credit losses	—	—	—	7,064
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at AFFO	3,064	261	5,592	741
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	(216)	(90)	(1,105)	1,278
Total adjustments	26,426	8,717	69,509	9,428
AFFO attributable to W. P. Carey	$148,242	$144,471	$430,917	$416,173

Summary
FFO attributable to W. P. Carey (as defined by NAREIT)	$121,816	$135,754	$361,408	$406,745
AFFO attributable to W. P. Carey	$148,242	$144,471	$430,917	$416,173

W. P. Carey 9/30/2017 10-Q – 82

FFO and AFFO from Owned Real Estate were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income from Owned Real Estate attributable to W. P. Carey (h)	$56,492	$87,497	$137,990	$174,736
Adjustments:
Depreciation and amortization of real property	62,621	61,396	185,439	209,449
Gain on sale of real estate, net	(19,257)	(49,126)	(22,732)	(68,070)
Impairment charges	—	14,441	—	49,870
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(2,692)	(3,254)	(7,795)	(8,541)
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO	866	1,354	4,416	3,994
Total adjustments	41,538	24,811	159,328	186,702
FFO attributable to W. P. Carey (as defined by NAREIT) — Owned Real Estate (h)	98,030	112,308	297,318	361,438
Adjustments:
Above- and below-market rent intangible lease amortization, net (a)	12,459	12,564	37,273	23,851
Other amortization and non-cash items (b) (c)	6,808	(4,356)	15,855	(7,587)
Straight-line and other rent adjustments (d)	(3,212)	(5,116)	(9,677)	(34,262)
Tax benefit — deferred	(2,694)	(3,387)	(5,121)	(19,712)
Amortization of deferred financing costs	2,184	1,007	6,126	2,271
Stock-based compensation	1,880	1,572	4,733	4,316
Loss on extinguishment of debt	1,566	2,072	35	3,885
Realized (gains) losses on foreign currency	(454)	1,559	(441)	2,518
Other expenses (f) (g)	65	—	1,138	2,975
Allowance for credit losses	—	—	—	7,064
Restructuring and other compensation (e)	—	—	—	4,413
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at AFFO (h)	(79)	(103)	(605)	(390)
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	(216)	(90)	(1,105)	1,278
Total adjustments	18,307	5,722	48,211	(9,380)
AFFO attributable to W. P. Carey — Owned Real Estate (h)	$116,337	$118,030	$345,529	$352,058

Summary
FFO attributable to W. P. Carey (as defined by NAREIT) — Owned Real Estate (h)	$98,030	$112,308	$297,318	$361,438
AFFO attributable to W. P. Carey — Owned Real Estate (h)	$116,337	$118,030	$345,529	$352,058

W. P. Carey 9/30/2017 10-Q – 83

FFO and AFFO from Investment Management were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income from Investment Management attributable to W. P. Carey (h)	$23,786	$23,446	$64,090	$45,307
FFO attributable to W. P. Carey (as defined by NAREIT) — Investment Management (h)	23,786	23,446	64,090	45,307
Adjustments:
Stock-based compensation	2,755	2,784	9,916	10,648
Tax expense (benefit) — deferred	1,460	388	(3,046)	(2,810)
Restructuring and other compensation (e)	1,356	—	9,074	7,512
Other amortization and non-cash items (b)	(600)	(541)	(860)	(108)
Realized losses on foreign currency	5	—	17	51
Other expenses (g)	—	—	—	2,384
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at AFFO (h)	3,143	364	6,197	1,131
Total adjustments	8,119	2,995	21,298	18,808
AFFO attributable to W. P. Carey — Investment Management (h)	$31,905	$26,441	$85,388	$64,115

Summary
FFO attributable to W. P. Carey (as defined by NAREIT) — Investment Management (h)	$23,786	$23,446	$64,090	$45,307
AFFO attributable to W. P. Carey — Investment Management (h)	$31,905	$26,441	$85,388	$64,115
__________

(a)
Amount for the nine months ended September 30, 2016 includes an adjustment of $15.6 million related to the acceleration of a below-market lease from a tenant of a domestic property that was sold during that period.

(b)	Represents primarily unrealized gains and losses from foreign exchange and derivatives.

(c)	Amounts for the three and nine months ended September 30, 2016 include an adjustment of $0.6 million to exclude a portion of a gain recognized on the deconsolidation of CESH I (Note 2).

(d)
Amount for the nine months ended September 30, 2016 includes an adjustment to exclude $27.2 million of the $32.2 million of lease termination income recognized in connection with a domestic property that was sold during that period, as such amount was determined to be non-core income (Note 15). Amount for the nine months ended September 30, 2016 also reflects an adjustment to include $1.8 million of lease termination income received in December 2015 that represented core income for the nine months ended September 30, 2016.

(e)
Amounts for the three and nine months ended September 30, 2017 represent restructuring expenses resulting from our exit from all non-traded retail fundraising activities, as of June 30, 2017. Amount for the nine months ended September 30, 2016 represents restructuring and other compensation-related expenses resulting from a reduction in headcount, including the RIF, and employee severance arrangements (Note 12).

(f)	Amount for the nine months ended September 30, 2017 is primarily comprised of an accrual for estimated one-time legal settlement expenses.

(g)	Amount for the nine months ended September 30, 2016 reflects expenses related to our formal strategic review, which was completed in May 2016.

(h)
As a result of our Board’s decision to exit all non-traded retail fundraising activities as of June 30, 2017, we have revised how we view and present a component of our two reportable segments. As such, beginning with the second quarter of 2017, we include equity in earnings of equity method investments in the Managed Programs in our Investment Management segment (Note 1). Earnings from our investment in CCIF continue to be included in our Investment Management segment. Results of operations for prior periods have been reclassified to conform to the current period presentation.

W. P. Carey 9/30/2017 10-Q – 84

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At September 30, 2017, we estimated that the total fair value of our interest rate swaps and cap, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $1.6 million (Note 9).

W. P. Carey 9/30/2017 10-Q – 85

At September 30, 2017, a significant portion (approximately 83.2%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at September 30, 2017 ranged from 2.0% to 7.8%. The contractual annual interest rates on our variable-rate debt at September 30, 2017 ranged from 0.9% to 6.9%. Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash outflows for the remainder of 2017, each of the next four calendar years following December 31, 2017, and thereafter, based upon expected maturity dates of our debt obligations outstanding at September 30, 2017 (in thousands):

	2017 (Remainder)	2018	2019	2020	2021	Thereafter	Total	Fair value
Fixed-rate debt (a)	$38,805	$135,368	$86,143	$178,496	$116,682	$2,911,666	$3,467,160	$3,572,112
Variable-rate debt (a)	$1,979	$142,795	$13,241	$43,051	$267,322	$408,374	$876,762	$874,357
__________

(a)	Amounts are based on the exchange rate at September 30, 2017, as applicable.

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to interest rate caps, is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at September 30, 2017 would increase or decrease by $7.2 million for each respective 1% change in annual interest rates. As more fully described under Liquidity and Capital Resources — Summary of Financing in Item 2 above, a portion of the debt classified as variable-rate debt in the tables above bore interest at fixed rates at September 30, 2017 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Australia, Asia, and Canada, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, the Australian dollar, and the Canadian dollar, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the net cash flow from that investment. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. As part of our investment strategy, we make intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short-term loans, are included in the determination of net income. For the nine months ended September 30, 2017, we recognized net foreign currency transaction losses (included in Other income and (expenses) in the consolidated financial statements) of $15.9 million, primarily due to the weakening of the U.S. dollar relative to the euro during the period. The end-of-period rate for the U.S. dollar in relation to the euro at September 30, 2017 increased by 12.0% to $1.1806 from $1.0541 at December 31, 2016.

The June 23, 2016 referendum by voters in the United Kingdom to exit the European Union, a process commonly referred to as “Brexit,” adversely impacted global markets, including the currencies, and resulted in a sharp decline in the value of the British pound sterling and, to a lesser extent, the euro, as compared to the U.S. dollar. Volatility in exchange rates is expected to continue as the United Kingdom negotiates its likely exit from the European Union. As of September 30, 2017, 4.9% and 24.0% of our total ABR was from the United Kingdom and other European Union countries, respectively. We currently hedge a portion of our British pound sterling exposure and our euro exposure through the next five years, thereby significantly reducing our currency risk. Any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.

We enter into foreign currency forward contracts and collars to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar guarantees that the

W. P. Carey 9/30/2017 10-Q – 86

exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. The estimated fair value of our foreign currency forward contracts and collars, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net asset position of $17.0 million at September 30, 2017 (Note 9). We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also issued the euro-denominated 2.0% Senior Notes and 2.25% Senior Notes, and have borrowed under our Unsecured Revolving Credit Facility and Unsecured Term Loans in foreign currencies, including the euro and the British pound sterling. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of September 30, 2017 for the remainder of 2017, each of the next four calendar years following December 31, 2017, and thereafter are as follows (in thousands):

Lease Revenues (a)	2017 (Remainder)	2018	2019	2020	2021	Thereafter	Total
Euro (b)	$42,817	$171,565	$168,207	$164,933	$160,199	$1,251,640	$1,959,361
British pound sterling (c)	8,357	33,337	33,592	33,919	34,165	278,974	422,344
Australian dollar (d)	3,150	12,498	12,498	12,532	12,498	160,492	213,668
Other foreign currencies (e)	4,051	16,322	16,819	15,073	15,299	152,029	219,593
	$58,375	$233,722	$231,116	$226,457	$222,161	$1,843,135	$2,814,966

Scheduled debt service payments (principal and interest) for our Unsecured Senior Notes, Senior Unsecured Credit Facility, and non-recourse mortgage notes payable for our consolidated foreign operations as of September 30, 2017 for the remainder of 2017, each of the next four calendar years following December 31, 2017, and thereafter are as follows (in thousands):

Debt Service (a) (f)	2017 (Remainder)	2018	2019	2020	2021	Thereafter	Total
Euro (b)	$41,096	$174,748	$42,970	$86,502	$179,220	$1,650,182	$2,174,718
British pound sterling (c)	210	840	840	840	840	11,595	15,165
Thai baht	497	9,231	—	—	—	—	9,728
	$41,803	$184,819	$43,810	$87,342	$180,060	$1,661,777	$2,199,611

__________

(a)	Amounts are based on the applicable exchange rates at September 30, 2017. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at September 30, 2017 of $2.2 million, excluding the impact of our derivative instruments. Amounts included the equivalent of $590.3 million of 2.0% Senior Notes outstanding maturing in January 2023; the equivalent of $590.3 million of 2.25% Senior Notes outstanding maturing in July 2024; the equivalent of $383.7 million borrowed in euro in aggregate under our Unsecured Term Loans, which are scheduled to mature on February 22, 2022; and the equivalent of $111.2 million borrowed in euro under our Unsecured Revolving Credit Facility, which is scheduled to mature on February 22, 2021 unless extended pursuant to its terms, but may be prepaid prior to that date pursuant to its terms (Note 10).

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at September 30, 2017 of $4.1 million, excluding the impact of our derivative instruments.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the Australian dollar and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at September 30, 2017 of $2.1 million. There is no related mortgage loan on this investment.

(e)	Other foreign currencies for future minimum rents consist of the Canadian dollar, the Swedish krona, the Norwegian krone, and the Thai baht.

(f)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at September 30, 2017.

W. P. Carey 9/30/2017 10-Q – 87

As a result of scheduled balloon payments on certain of our international non-recourse mortgage loans, projected debt service obligations denominated in euros exceed projected lease revenues denominated in euros in 2018. In 2018, balloon payments denominated in euros totaling $130.1 million are due on three non-recourse mortgage loans that are collateralized by properties that we own. We currently anticipate that, by their respective due dates, we will have refinanced or repaid these loans using our cash resources, including unused capacity on our Unsecured Revolving Credit Facility, as well as proceeds from dispositions of properties.

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

For the nine months ended September 30, 2017, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•	68% related to domestic operations; and

•	32% related to international operations.

At September 30, 2017, our net-lease portfolio, which excludes our operating properties, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our ABR as of that date:

•	65% related to domestic properties;

•	35% related to international properties;

•	30% related to industrial facilities, 25% related to office facilities, 16% related to retail facilities, and 14% related to warehouse facilities; and

•	18% related to the retail stores industry and 11% related to the consumer services industry.

W. P. Carey 9/30/2017 10-Q – 88

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2017 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

W. P. Carey 9/30/2017 10-Q – 89

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

101
The following materials from W. P. Carey Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

W. P. Carey 9/30/2017 10-Q – 90

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.
Date:	November 3, 2017
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	November 3, 2017
		By:	/s/ Arjun Mahalingam
Arjun Mahalingam
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 9/30/2017 10-Q – 91

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

101
The following materials from W. P. Carey Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2017 and 2016, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.
Filed herewith