Form 10-K
period 2017-12-31
W. P. Carey Inc.
filed 2018-02-23
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of last business day of the registrant’s most recently completed second fiscal quarter: $7.0 billion.
As of February 16, 2018 there were 106,930,816 shares of Common Stock of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

W. P. Carey 2017 10-K – 1

Forward-Looking Statements

This Annual Report on Form 10-K, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: capital markets; our ability to sell shares under our “at-the-market” program and the use of proceeds from that program; tenant credit quality; the general economic outlook; our expected range of Adjusted funds from operations, or AFFO; our corporate strategy; our capital structure; our portfolio lease terms; our international exposure and acquisition volume, including the effects of the United Kingdom’s decision to exit the European Union; our expectations about tenant bankruptcies and interest coverage; statements regarding estimated or future economic performance and results, including our underlying assumptions, occupancy rate, credit ratings, and possible new acquisitions and dispositions; the outlook for the investment programs that we manage, including their earnings, as well as possible liquidity events for those programs; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust, or REIT; the impact of recently issued accounting pronouncements, the recently adopted Tax Cuts and Jobs Act in the United States, and other regulatory activity, such as the General Data Protection Regulation in the European Union or other data privacy initiatives; the amount and timing of any future dividends; our existing or future leverage and debt service obligations; our estimated future growth; our projected assets under management; our future capital expenditure levels; our future financing transactions; and our plans to fund our future liquidity needs. These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition, liquidity, results of operations, AFFO, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors of this Report. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, potential investors are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this presentation, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.
All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part II, Item 8. Financial Statements and Supplementary Data.

W. P. Carey 2017 10-K – 2

PART I

Item 1. Business.

General Development of Business

W. P. Carey Inc., or W. P. Carey, together with our consolidated subsidiaries and predecessors, is an internally-managed diversified REIT and a leading owner of commercial real estate, net leased to companies located primarily in North America and Europe on a long-term basis. The vast majority of our revenues originate from lease revenue provided by our owned real estate portfolio, which is comprised primarily of single-tenant industrial, office, retail, and warehouse facilities that are critical to our tenants’ operations. Our portfolio is comprised of 887 properties, net leased to 210 tenants in 17 countries. As of December 31, 2017, approximately 68% of our contractual minimum annualized base rent, or ABR, was generated by properties located in North America and approximately 30% was generated by properties located in Europe.

We also earn fees and other income by managing the portfolios of certain non-traded investment programs through our investment management business. Founded in 1973, we originally operated as sponsor and advisor to a series of 17 non-traded investment programs under the Corporate Property Associates, or CPA, brand name. In September 2012, we reorganized as a REIT in connection with our merger with Corporate Property Associates 15 Incorporated, or CPA:15, which we refer to as the CPA:15 Merger. On January 31, 2014, Corporate Property Associates 16 – Global Incorporated, or CPA:16 – Global, merged into us, which added approximately $3.7 billion of real estate assets to our portfolio, and which we refer to as the CPA:16 Merger. As of June 30, 2017, we exited non-traded retail fundraising activities and no longer sponsor new investment programs, although we currently expect to continue managing our existing programs through the end of their respective life cycles.

Our shares of common stock are listed on the New York Stock Exchange under the ticker symbol “WPC.”

Headquartered in New York, we also have offices in Dallas, London, and Amsterdam. At December 31, 2017, we had 207 full-time employees.

Financial Information About Segments

Our business operates in two segments, Owned Real Estate and Investment Management, as described below and in Note 17.

Owned Real Estate

Lease revenues and equity income from our wholly- and co-owned real estate investments generate the vast majority of our earnings. We invest in commercial real estate properties that are net-leased to tenants, primarily located in the United States and Northern and Western Europe. Our leases are generally “triple-net,” which requires tenants to be responsible for substantially all of the costs associated with operating and maintaining the property. In addition, the vast majority of our leases specify a base rent with scheduled fixed or inflation-linked increases. See Our Portfolio below for more information regarding the characteristics of our properties.

Investment Management

We earn additional revenue by acting as the advisor to (i) two publicly owned, non-listed REITs that have also primarily invested in commercial real estate properties: Corporate Property Associates 17 – Global Incorporated, or CPA:17 – Global, and Corporate Property Associates 18 – Global Incorporated, or CPA:18 – Global, which we refer to together as the CPA REITs; (ii) two publicly owned, non-listed REITs that have invested in lodging and lodging-related properties: Carey Watermark Investors Incorporated, or CWI 1, and Carey Watermark Investors 2 Incorporated, or CWI 2, which we refer to together as the CWI REITs; and (iii) a private limited partnership formed for the purpose of developing, owning, and operating student housing properties and similar investments in Europe: Carey European Student Housing Fund I, L.P., or CESH I. At the date of this Report, all of these programs had substantially invested the funds raised in their offerings.

In August 2017, we resigned as the advisor to Carey Credit Income Fund (known since October 23, 2017 as Guggenheim Credit Income Fund), or CCIF, and by extension, its feeder funds, or the CCIF Feeder Funds, each of which is a business development company, or BDC. We refer to CCIF and the CCIF Feeder Funds collectively as the Managed BDCs.

W. P. Carey 2017 10-K – 3

As used herein, “Managed REITs” refers to the CPA REITs together with the CWI REITS, while “Managed Programs” refers to the Managed REITs, CESH I, and prior to our resignation as their advisor, the Managed BDCs.

See Note 3 for a description of the fees that we earn under our advisory agreements with the Managed Programs.

Narrative Description of Business

Business Objectives and Strategy

Our primary business objective is to increase long-term stockholder value through accretive acquisitions and proactive asset management of our owned real estate portfolio, enabling us to grow our dividend.

Our investment strategy primarily focuses on owning and actively managing a diverse portfolio of commercial real estate that is net leased to credit-worthy companies. We believe that many companies prefer to lease rather than own their corporate real estate because it allows them to deploy their capital more effectively into their core competencies. We structure financing for companies in the form of sale-leaseback transactions, where we acquire a company’s critical real estate and then lease it back to them on a long-term, triple-net basis, which requires them to pay substantially all of the costs associated with operating and maintaining the property (such as real estate taxes, insurance, and facility maintenance). Compared to other types of real estate investments, sale-leaseback transactions typically produce a more predictable income stream and require minimal capital expenditures, which in turn generate revenues that provide our stockholders with a stable, growing source of income.

We actively manage our real estate portfolio to monitor tenant credit quality and lease renewal risks. We believe that diversification across property type, tenant, tenant industry, and geographic location, as well as diversification of our lease expirations and scheduled rent increases, are vital aspects of portfolio risk management and have accordingly constructed a portfolio of real estate that we believe is well-diversified across each of these categories.

In addition to our owned real estate portfolio, as of December 31, 2017, we also managed assets of approximately $13.1 billion through the Managed Programs. On June 15, 2017, in keeping with our long-term strategy of focusing exclusively on net lease investing for our own balance sheet, our board of directors, or our Board, approved a plan to exit non-traded retail fundraising activities carried out by our wholly-owned subsidiary Carey Financial LLC, or Carey Financial, which was a registered broker-dealer. As a result, Carey Financial ceased active fundraising on behalf of the Managed Programs on June 30, 2017 and deregistered as a broker-dealer as of October 11, 2017. In August 2017, we resigned as the advisor to the Managed BDCs, which became effective on September 11, 2017. We continue to act as the advisor to the remaining Managed Programs and currently expect to do so through the end of their respective life cycles (Note 3).

Investment Strategies

When considering potential net-lease investments for our owned real estate portfolio, we review various aspects of a transaction to determine whether the investment and lease structure will satisfy our investment criteria. We generally analyze the following main aspects of each transaction:

Tenant/Borrower Evaluation — We evaluate each potential tenant or borrower for its creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history, and capital structure. We also rate each asset based on its market, liquidity, and criticality to the tenant’s operations, as well as other factors that may be unique to a particular investment. We seek opportunities where we believe the tenant may have a stable or improving credit profile or credit potential that has not been fully recognized by the market. We define creditworthiness as a risk-reward relationship appropriate to our investment strategies, which may or may not coincide with ratings issued by the credit rating agencies. We have a robust internal credit rating system and may designate a tenant as “implied investment grade” even if the credit rating agencies have not made a rating determination.

W. P. Carey 2017 10-K – 4

Properties Critical to Tenant/Borrower Operations — We generally focus on properties and facilities that we believe are critical to the ongoing operations of the tenant. We believe that these properties generally provide better protection, particularly in the event of a bankruptcy, since a tenant/borrower is less likely to risk the loss of a critically important lease or property in a bankruptcy proceeding or otherwise.

Diversification — We attempt to diversify our portfolio to avoid undue dependence on any one particular tenant, borrower, collateral type, geographic location, or industry. By diversifying our portfolio, we seek to reduce the adverse effect of a single underperforming investment or a downturn in any particular industry or geographic region. While we do not set any fixed diversity metrics in our portfolio, we believe that it is well-diversified.

Lease Terms — Generally, the net-leased properties we invest in are leased on a full-recourse basis to the tenants or their affiliates. In addition, the vast majority of our leases provide for scheduled rent increases over the term of the lease (see Our Portfolio below). These rent increases are either fixed (i.e., mandated on specific dates) or tied to increases in inflation indices (e.g., the Consumer Price Index, or CPI, or similar indices in the jurisdiction where the property is located), but may contain caps or other limitations, either on an annual or overall basis. In the case of retail stores and hotels, the lease may provide for participation in the gross revenues of the tenant above a stated level, which we refer to as percentage rent.

Real Estate Evaluation — We review and evaluate the physical condition of the property and the market in which it is located. We consider a variety of factors, including current market rents, replacement cost, residual valuation, property operating history, demographic characteristics of the location and accessibility, competitive properties, and suitability for re-leasing. We obtain third-party environmental and engineering reports and market studies when required. When considering an investment outside the United States, we will also consider factors particular to a country or region, including geopolitical risk, in addition to the risks normally associated with real property investments. See Item 1A. Risk Factors.

Transaction Provisions to Enhance and Protect Value — When negotiating leases with potential tenants, we attempt to include provisions that we believe help to protect the investment from material changes in the tenant’s operating and financial characteristics, which may affect the tenant’s ability to satisfy its obligations to us or reduce the value of the investment. Such provisions include covenants requiring our consent for certain activities, requiring indemnification protections and/or security deposits, and requiring the tenant to satisfy specific operating tests. We may also seek to enhance the likelihood that a tenant will satisfy their lease obligations through a letter of credit or guaranty from the tenant’s parent or other entity. Such credit enhancements, if obtained, provide us with additional financial security. However, in markets where competition for net-lease transactions is strong, some or all of these lease provisions may be difficult to obtain. In addition, in some circumstances, tenants may retain the option to repurchase the property, typically at the greater of the contract purchase price or the fair market value of the property at the time the option is exercised.

Competition — We face active competition from many sources, both domestically and internationally, for net-lease investment opportunities in commercial properties. In general, we believe that our management’s experience in real estate, credit underwriting, and transaction structuring will allow us to compete effectively for commercial properties. However, competitors may be willing to accept rates of return, lease terms, other transaction terms, or levels of risk that we find unacceptable.

Asset Management

We believe that proactive asset management is essential to maintaining and enhancing property values. Important aspects of asset management include entering into new or modified transactions to meet the evolving needs of current tenants, re-leasing properties, credit and real estate risk analysis, building expansions and redevelopments, and strategic dispositions.

We monitor compliance by tenants with their lease obligations and other factors that could affect the financial performance of our real estate investments on an ongoing basis, which typically involves ensuring that each tenant has paid real estate taxes, assessments, and other expenses relating to the properties it occupies and is maintaining appropriate insurance coverage. To ensure such compliance at our international properties, we often engage the expertise of third-party asset managers. We also review tenant financial statements and undertake regular physical inspections of the properties to verify their condition and maintenance. Additionally, we periodically analyze each tenant’s financial condition, the industry in which each tenant operates, and each tenant’s relative strength in its industry.

W. P. Carey 2017 10-K – 5

Financing Strategies

We seek to maintain a conservative capital structure that enhances equity returns and financial flexibility. We believe that we benefit from having access to multiple forms of capital, including common stock, preferred stock, unsecured debt, bank debt, and mortgage debt. We preserve flexibility and liquidity by maintaining significant capacity through our $1.5 billion revolving credit facility. We generally use our credit facility for short-term financing of new investments or maturing debt. Subsequently, we refinance credit facility borrowings with a mix of long-term debt and equity, while taking into account corporate leverage targets, the most advantageous sources of capital available to us, and optimal timing for new issuances. Since 2014, we have focused on transitioning to a more unencumbered balance sheet, and we expect our percentage of secured debt to gross assets to continue to decline as we repay maturing mortgages and acquire new assets unencumbered by mortgage debt. Although we expect to continue to have access to a wide variety of capital sources, there can be no assurance that such access will be available to us at all times.

Our Portfolio

At December 31, 2017, our portfolio had the following characteristics:

•	Number of properties — full or partial ownership interests in 887 net-leased properties and two hotels;

•	Total net-leased square footage — 84.9 million; and

•	Occupancy rate — approximately 99.8%.

For more information about our portfolio, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview.

Tenant/Lease Information

At December 31, 2017, our tenants/leases had the following characteristics:

•	Number of tenants — 210;

•	Investment grade tenants as a percentage of total ABR — 19%;

•	Implied investment grade tenants as a percentage of total ABR — 8%;

•	Weighted-average lease term — 9.6 years;

•	99% of our leases provide rent adjustments as follows:

◦	CPI and similar — 68%

◦	Fixed — 27%

◦	Other — 4%

Financial Information About Geographic Areas

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview and Note 17 for financial information pertaining to our geographic operations.

Available Information

We will supply to any stockholder, upon written request and without charge, a copy of this Report as filed with the SEC. All filings we make with the SEC, including this Report, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, as well as any amendments to those reports, are available for free on our website, http://www.wpcarey.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. We are providing our website address solely for the information of investors and do not intend for it to be an active link. We do not intend to incorporate the information contained on our website into this Report or other documents filed with or furnished to the SEC.

Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s website at http://www.sec.gov.

W. P. Carey 2017 10-K – 6

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

We face active competition for our investments from many sources, including insurance companies, credit companies, pension funds, private individuals, financial institutions, finance companies, and investment companies. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. We believe that the investment community remains risk averse and that the net lease financing market is perceived as a relatively conservative investment vehicle. Accordingly, we expect increased competition for investments, both domestically and internationally. Further capital inflows into our marketplace will place additional pressure on the returns that we can generate from our investments, as well as our willingness and ability to execute transactions. In addition, the vast majority of our current investments are in single-tenant commercial properties that are subject to triple-net leases. Many factors, including changes in tax laws or accounting rules, may make these types of sale-leaseback transactions less attractive to potential sellers and lessees, which could negatively affect our ability to increase the amount of assets of this type under management.

A significant amount of our leases will expire within the next five years and we may have difficulty re-leasing or selling our properties if tenants do not renew their leases.

Within the next five years, approximately 27% of our leases, based on our ABR as of December 31, 2017, are due to expire. If these leases are not renewed or if the properties cannot be re-leased on terms that yield comparable payments, our lease revenues could be substantially adversely affected. In addition, when attempting to re-lease such properties, we may incur significant costs and the terms of any new or renewed leases will depend on prevailing market conditions at that time. We may also seek to sell such properties and incur losses due to prevailing market conditions. Some of our properties are designed for the particular needs of a tenant; thus, we may be required to renovate or make rent concessions in order to lease the property to another tenant. If we need to sell such properties, we may have difficulty selling it to a third party due to the property’s unique design. Real estate investments are generally less liquid than many other financial assets, which may limit our ability to quickly adjust our portfolio in response to changes in economic or other conditions. These and other limitations may affect our ability to re-lease or sell properties without adversely affecting returns to stockholders.

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

W. P. Carey 2017 10-K – 7

Because we invest in properties located outside the United States, we are exposed to additional risks.

We have invested, and may continue to invest, in properties located outside the United States. At December 31, 2017, our directly owned real estate properties located outside of the United States represented 34% of our ABR. These investments may be affected by factors particular to the local jurisdiction where the property is located and may expose us to additional risks, including:

•
enactment of laws relating to the foreign ownership of property (including expropriation of investments), or laws and regulations relating to our ability to repatriate invested capital, profits, or cash and cash equivalents back to the United States;

•	legal systems where the ability to enforce contractual rights and remedies may be more limited than under U.S. law;

•
difficulty in complying with conflicting obligations in various jurisdictions and the burden of observing a variety of evolving foreign laws, regulations, and governmental rules and policies, which may be more stringent than U.S. laws and regulations (including land use, zoning, environmental, financial, and privacy laws and regulations), including the General Data Protection Regulation in the European Union that becomes effective on May 25, 2018;

•
tax requirements vary by country and existing foreign tax laws and interpretations may change (e.g., the on-going implementation of the European Union’s Anti-Tax Avoidance Directive), which may result in additional taxes on our international investments;

•	changes in operating expenses in particular countries or regions; and

•
geopolitical risk and adverse market conditions caused by changes in national or regional economic or political conditions (which may impact relative interest rates and the availability, cost, and terms of mortgage funds).

The failure of our compliance and internal control systems to properly mitigate such additional risks, or of our operating infrastructure to support such international investments, could result in operational failures, regulatory fines, or other governmental sanctions.
In addition, the lack of publicly available information in certain jurisdictions in accordance with U.S. generally accepted accounting principles, or GAAP, could impair our ability to analyze transactions and may cause us to forego an investment opportunity. It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet reporting obligations to financial institutions or governmental and regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries. Further, our expertise to date is primarily in the United States and certain countries in Europe. We have less experience in other international markets and may not be as familiar with the potential risks to investments in these areas, which could cause us and the entities we manage to incur losses.

We may engage third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements. Failure to comply with applicable requirements may expose us, our operating subsidiaries, or the entities we manage to additional liabilities. Our operations in the United Kingdom, the European Economic Area, Australia, and other countries are subject to significant compliance, disclosure, and other obligations. The European Union’s Alternative Investment Fund Managers Directive, or AIFMD, as transposed into national law within the states of the European Economic Area, established a new regulatory regime for alternative investment fund managers, including private equity and hedge fund managers. AIFMD generally applies to managers with a registered office in the European Economic Area managing one or more alternative investments funds. Compliance with the requirements of AIFMD may impose additional compliance burdens and expense on us and could reduce our operating flexibility.

We are also subject to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar because we translate revenue denominated in foreign currency into U.S. dollars for our financial statements (our principal exposure is to the euro). Our results of foreign operations are adversely affected by a stronger U.S. dollar relative to foreign currencies (i.e., absent other considerations, a stronger U.S. dollar will reduce both our revenues and our expenses).

Economic conditions and regulatory changes leading up to and following the United Kingdom’s exit from the European Union could have a material adverse effect on our business and results of operations.

On March 29, 2017, the United Kingdom invoked Article 50 of the Treaty on European Union and initiated the process to leave the European Union (a process commonly referred to as “Brexit”). The effects of Brexit will depend on the agreements that the United Kingdom makes to retain access to European Union markets, either during the transitional period or more permanently. The real estate industry faces substantial uncertainty regarding the impact of Brexit. Adverse consequences could include, but are not limited to: global economic uncertainty and deterioration, volatility in currency exchange rates, adverse changes in regulation of the real estate industry, disruptions to the markets we invest in and the tax jurisdictions we operate in (which may

W. P. Carey 2017 10-K – 8

adversely impact tax benefits or liabilities in these or other jurisdictions), and/or negative impacts on the operations and financial conditions of our tenants. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Any of these effects of Brexit, among others, could have a material negative impact on us and the Managed Programs. Given the ongoing negotiations to determine the terms of the United Kingdom’s future relationship with the European Union, we cannot predict how the Brexit process will be implemented and are continuing to assess the potential impact, if any, of these events on our operations, financial condition, and results of operations.

We may incur substantial impairment charges.

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

Impairments of goodwill could also adversely affect our financial condition and results of operations. We assess our goodwill and other intangible assets for impairment at least annually and more frequently when required by GAAP. We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill or other intangible assets could indicate that an impairment of the carrying value of such assets may have occurred, resulting in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings.

Our level of indebtedness and the limitations imposed on us by our debt agreements could have significant adverse consequences.

Our consolidated indebtedness as of December 31, 2017 was approximately $4.3 billion, representing a leverage ratio of approximately 5.9. This consolidated indebtedness was comprised of (i) $2.5 billion in Unsecured Senior Notes, (ii) $1.2 billion in non-recourse mortgages, and (iii) $605.1 million outstanding under our Senior Unsecured Credit Facility. Our level of indebtedness and the limitations imposed by our debt agreements could have significant adverse consequences, including the following:

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

•	because a portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense;

•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms, in order to service our debt or if we fail to meet our debt service obligations;

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

W. P. Carey 2017 10-K – 9

If any one of these events were to occur, our business, financial condition, liquidity, results of operations, earnings, and prospects, as well as our ability to satisfy all of our debt obligations (including those under our Senior Unsecured Credit Facility, our Unsecured Senior Notes, or other similar debt securities that we issue), could be materially and adversely affected. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code.

Despite our substantial outstanding indebtedness, we may still incur significantly more indebtedness in the future. Although the agreements governing our indebtedness do limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. To the extent that we incur substantial additional indebtedness in the future, the risks associated with our substantial leverage described herein, including our inability to meet all of our debt service obligations, would be exacerbated.

We may not be able to generate sufficient cash flow to meet all of our existing or potential future debt service obligations.

Our ability to generate sufficient cash flow determines whether we will be able to (i) meet our existing or potential future debt service obligations (including those under our Senior Unsecured Credit Facility and our Unsecured Senior Notes, or other similar debt securities that we issue); (ii) refinance our existing or potential future indebtedness; and (iii) fund our operations, working capital, acquisitions, capital expenditures, and other important business uses. Our future cash flow is subject to, among other factors, general economic, industry, financial, competitive, operating, legislative, and regulatory conditions, many of which are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us on favorable terms, or at all; in amounts sufficient to enable us to meet all of our existing or potential future debt service obligations; or to fund our other important business uses or liquidity needs. Furthermore, if we incur additional indebtedness in connection with future acquisitions or development projects, our existing or potential future debt service obligations could increase significantly and our ability to meet those obligations could depend on returns from such acquisitions or projects, which cannot be assured.

We may need to refinance all or a portion of our indebtedness at or prior to maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things: (i) our business, financial condition, liquidity, results of operations, AFFO, prospects, and then-current market conditions; and (ii) restrictions in the agreements governing our indebtedness. As a result, we may not be able to refinance any of our indebtedness or obtain additional financing on favorable terms.

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

The effective subordination of our Unsecured Senior Notes, or other similar debt securities that we issue, may limit our ability to meet all of our debt service obligations.

As of December 31, 2017, we had consolidated indebtedness of $4.3 billion outstanding, of which $1.2 billion was secured indebtedness issued by certain of our subsidiaries, and no preferred equity. Our Unsecured Senior Notes are unsecured and unsubordinated obligations and rank equally in right of payment with each other and with all of our unsecured and unsubordinated indebtedness. However, our Unsecured Senior Notes are effectively subordinated in right of payment to all of our secured indebtedness to the extent of the value of the collateral securing such indebtedness. While the indentures governing our Unsecured Senior Notes limit our ability to incur secured indebtedness in the future, they do not prohibit us from incurring such indebtedness if we and our subsidiaries are in compliance with certain financial ratios and other requirements at the time of incurrence. In the event of a bankruptcy, liquidation, dissolution, reorganization, or similar proceeding with respect to us, the holders of any secured indebtedness will be entitled to proceed directly against the collateral that secures such indebtedness. Therefore, the collateral will not be available for satisfaction of any amounts owed under our unsecured indebtedness, including our Unsecured Senior Notes or similar debt securities that we issue, until such secured indebtedness is satisfied in full.

W. P. Carey 2017 10-K – 10

Our Unsecured Senior Notes are also effectively subordinated to all liabilities, whether secured or unsecured, and any preferred equity of our subsidiaries, which is particularly important because we have no significant operations or assets other than our equity interests in our subsidiaries. In the event of a bankruptcy, liquidation, dissolution, reorganization, or similar proceeding with respect to any of our subsidiaries, we (as a common equity owner of such subsidiary) and therefore holders of our debt (including our Unsecured Senior Notes or similar debt securities that we issue), will be subject to the prior claims of such subsidiary's creditors, including trade creditors and preferred equity holders.

The indentures governing our Unsecured Senior Notes contain restrictive covenants that may limit our ability to expand or fully pursue our business strategies.

The indentures governing our Unsecured Senior Notes contain financial and operating covenants that, among other things, may limit our ability to take specific actions, even if we believe them to be in our best interest (e.g., subject to certain exceptions, our ability to consummate a merger, consolidation, or a transfer of all or substantially all of our consolidated assets to another person is restricted).

In addition, our current debt agreements require us to meet specified financial ratios and the indentures governing our Unsecured Senior Notes require us to (i) limit the amount of our total debt and the amount of our secured debt before incurring new debt, (ii) maintain at all times a specified ratio of unencumbered assets to unsecured debt, and (iii) meet a debt service coverage ratio before incurring new debt. These covenants may restrict our ability to expand or fully pursue our business strategies. Our ability to comply with these and other provisions of our debt agreements may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments, or other events beyond our control. The breach of any of these covenants could result in a default under our indebtedness, which could result in the acceleration of the maturity of such indebtedness and potentially other indebtedness. If any of our indebtedness is accelerated prior to maturity, we may not be able to repay such indebtedness or refinance such indebtedness on favorable terms, or at all.

The market price of our Unsecured Senior Notes may be volatile.

The market price of our Unsecured Senior Notes may be highly volatile and subject to wide fluctuations. The market price of our Unsecured Senior Notes may fluctuate as a result of factors (such as changes in interest rates) that are beyond our control or unrelated to our historical and projected business, financial condition, liquidity, results of operations, earnings, or prospects. It is impossible to assure investors that the market price of our Unsecured Senior Notes will not fall in the future and it may be difficult for investors to resell our Unsecured Senior Notes at prices they find attractive, or at all. Furthermore, while the euro-denominated 2.0% Senior Notes have been listed on the New York Stock Exchange and the euro-denominated 2.25% Senior Notes have been listed on the Global Exchange Market, no assurance can be given that such listings can be maintained or that it will ensure an active trading market for these notes. In addition, there is currently no public market for the other Unsecured Senior Notes. Therefore, if an active trading market does not exist for our Unsecured Senior Notes, investors may not be able to resell them on favorable terms when desired, or at all. The liquidity of the trading market, if any, and the future market price of our Unsecured Senior Notes will depend on many factors, including, among other things, prevailing interest rates; our business, financial condition, liquidity, results of operations, AFFO, and prospects; the market for similar securities; and the state of the overall securities market. It is possible that the market for the Unsecured Senior Notes will be subject to disruptions, which may have a negative effect on the holders of our Unsecured Senior Notes, regardless of our business, financial condition, liquidity, results of operations, AFFO, or prospects.

Volatility and disruption in capital markets could materially and adversely impact us.

The capital markets may experience extreme volatility and disruption, which could make it more difficult to raise capital. If we cannot access the capital markets upon favorable terms or at all, we may be required to liquidate one or more investments, including when an investment has not yet realized its maximum return, which could also result in adverse tax consequences and affect our ability to capitalize on acquisition opportunities and/or meet operational needs. Moreover, market turmoil could lead to decreased consumer confidence and widespread reduction of business activity, which may materially and adversely impact us, including our ability to acquire and dispose of properties.

W. P. Carey 2017 10-K – 11

A downgrade in our credit ratings could materially adversely affect our business and financial condition as well as the market price of our Unsecured Senior Notes.

We plan to manage our operations to maintain investment grade status with a capital structure consistent with our current profile, but there can be no assurance that we will be able to maintain our current credit ratings. Our credit ratings could change based upon, among other things, our historical and projected business, financial condition, liquidity, results of operations, AFFO, and prospects. These ratings are subject to ongoing evaluation by credit rating agencies and we cannot provide any assurance that our ratings will not be changed or withdrawn by a rating agency in the future. If any of the credit rating agencies downgrades or lowers our credit rating, or if any credit rating agency indicates that it has placed our rating on a “watch list” for a possible downgrading or lowering, or otherwise indicates that its outlook for our rating is negative, it could have a material adverse effect on our costs and availability of capital, which could in turn have a material adverse effect on us and on our ability to satisfy our debt service obligations (including those under our Senior Unsecured Credit Facility, our Unsecured Senior Notes, or other similar debt securities that we issue) and to pay dividends on our common stock. Furthermore, any such action could negatively impact the market price of our Unsecured Senior Notes.

Because we used property-level debt to finance investments, our cash flow could be adversely affected.

Prior to 2014, most of our investments were made by borrowing a portion of the total investment and securing the loan with a mortgage on the property. We generally borrowed on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. Additionally, lenders for our international mortgage loan transactions typically incorporated various covenants and other provisions (including loan to value ratio, debt service coverage ratio, and material adverse changes in the borrower’s or tenant’s business) that can cause a technical loan default. Accordingly, if the real estate value declines or the tenant defaults, the lender would have the right to foreclose on its security. If any of these events were to occur, it could cause us to lose part or all of our investment, which could reduce the value of our portfolio and revenues available for distribution to our stockholders.

Some of our property-level financing may also require us to make a balloon payment at maturity. Our ability to make such balloon payments may depend upon our ability to refinance the obligation, invest additional equity, or sell the underlying property. When a balloon payment is due, however, we may be unable to refinance the balloon payment on terms as favorable as the original loan, make the payment with existing cash or cash resources, or sell the property at a price sufficient to cover the payment. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of national and regional economies, local real estate conditions, available mortgage or interest rates, availability of credit, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties, and tax laws. A refinancing or sale could affect the rate of return to stockholders and the projected disposition timeline of our assets.

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

The tenants or managers of net-leased properties are responsible for maintenance and other day-to-day management of the properties. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance expenditures or other liabilities once the property becomes free of the lease. While our leases generally provide for recourse against the tenant in these instances, a bankrupt or financially troubled tenant may be more likely to defer maintenance and it may be more difficult to enforce remedies against such a tenant. In addition, to the extent tenants are unable to successfully conduct their operations, their ability to pay rent may be adversely affected. Although we endeavor to monitor compliance by tenants with their lease obligations and other factors that could affect the financial performance of our properties on an ongoing basis, we may not always be able to ascertain or forestall deterioration in the condition of a property or the financial circumstances of a tenant.

W. P. Carey 2017 10-K – 12

The value of our real estate is subject to fluctuation.

We are subject to all of the general risks associated with the ownership of real estate. While the revenues from our leases are not directly dependent upon the value of the real estate owned, significant declines in real estate values could adversely affect us in many ways, including a decline in the residual values of properties at lease expiration, possible lease abandonments by tenants, and a decline in the attractiveness of triple-net lease transactions to potential sellers. We also face the risk that lease revenue will be insufficient to cover all corporate operating expenses and the debt service payments we incur. General risks associated with the ownership of real estate include:

•	adverse changes in general or local economic conditions;

•	changes in the supply of, or demand for, similar or competing properties;

•	changes in interest rates and operating expenses;

•	competition for tenants;

•	changes in market rental rates;

•	inability to lease or sell properties upon termination of existing leases;

•	renewal of leases at lower rental rates;

•	inability to collect rents from tenants due to financial hardship, including bankruptcy;

•	changes in tax, real estate, zoning, or environmental laws that adversely impact the value of real estate;

•	failure to comply with federal, state, and local legal and regulatory requirements, including the Americans with Disabilities Act and fire or life-safety requirements;

•	uninsured property liability, property damage, or casualty losses;

•	unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state, and local laws;

•	exposure to environmental losses;

•	changes in foreign exchange rates; and

•	force majeure and other factors beyond the control of our management.

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

Most of our properties are occupied by a single tenant; therefore, the success of our investments is materially dependent on the financial stability of these tenants. Revenues from several of our tenants/guarantors constitute a significant percentage of our lease revenues. Our top ten tenants accounted for approximately 32% of total ABR at December 31, 2017. Lease payment defaults by tenants could negatively impact our net income and reduce the amounts available for distribution to stockholders. As some of our tenants may not have a recognized credit rating, these tenants may have a higher risk of lease defaults than tenants with a recognized credit rating. In addition, the bankruptcy or default of a tenant could cause the loss of lease payments, as well as an increase in the carrying cost of the property, until it can be re-leased or sold. We have had, and may in the future have, tenants file for bankruptcy protection. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing the property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss.

The bankruptcy or insolvency of tenants or borrowers may cause a reduction in our revenue and an increase in our expenses.

Bankruptcy or insolvency of a tenant or borrower could cause the loss of lease or interest and principal payments, an increase in the carrying cost of the property, litigation, a reduction in the value of our shares, and/or a decrease in amounts available for distribution to our stockholders.

Under U.S. bankruptcy law, a tenant that is the subject of bankruptcy proceedings has the option of assuming or rejecting any unexpired lease. As a general matter, after the commencement of bankruptcy proceedings and prior to assumption or rejection of an expired lease, U.S. bankruptcy laws provide that, until such unexpired lease is assumed or rejected, the tenant or its trustee must perform the tenant’s obligations under the lease in a timely manner. However, under certain circumstances, the time period for performance of such obligations may be extended by an order of the bankruptcy court. If the tenant rejects the

W. P. Carey 2017 10-K – 13

lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. The maximum claim will be capped at the amount owed for unpaid rent prior to the bankruptcy (unrelated to the termination), plus the greater of one year’s lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years’ lease payments). In addition, due to the long-term nature of our leases and, in some cases, terms providing for the repurchase of a property by the tenant, a bankruptcy court could recharacterize a net lease transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but we might have rights as a secured creditor. Those rights would not include a right to compel the tenant to timely perform its obligations under the lease but may instead entitle us to “adequate protection,” a bankruptcy concept that applies to protect against a decrease in the value of the property if the value of the property is less than the balance owed to us.

Insolvency laws outside the United States may not be as favorable to reorganization or the protection of a debtor’s rights as in the United States. Our right to terminate a lease for default may be more likely to be enforced in foreign jurisdictions where a debtor/tenant or its insolvency representative lacks the right to force the continuation of a lease without our consent. Nonetheless, such laws may permit a tenant or an appointed insolvency representative to terminate a lease if it so chooses. In addition, in circumstances where the bankruptcy laws of the United States are considered to be more favorable to debtors and/or their reorganization, entities that are not ordinarily perceived as U.S. entities may seek to take advantage of U.S. bankruptcy laws (an entity would be eligible to be a debtor under the U.S. bankruptcy laws if it had a domicile, place of business, or assets in the United States).

We and certain of the CPA programs have had tenants file for bankruptcy protection and have been involved in bankruptcy-related litigation (including with several international tenants). Historically, four of the seventeen CPA programs temporarily reduced the rate of distributions to their investors as a result of adverse developments involving tenants.

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

We own commercial properties and are subject to the risk of liabilities under federal, state, and local environmental laws. These responsibilities and liabilities also exist for properties owned by the Managed Programs, and if they become liable for these costs, their ability to pay for our services could be materially affected. Some of these laws could impose the following on us:

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

•	responsibility for managing asbestos-containing building materials and third-party claims for exposure to those materials; and

•	claims being made against us by the Managed Programs for inadequate due diligence.

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

W. P. Carey 2017 10-K – 14

There may be competition among us and the CPA REITs for business opportunities.

The CPA REITs have investment and/or rate of return objectives similar to our own. Those entities may be in competition with us with respect to properties; potential purchasers, and sellers and lessees of properties. We have agreed to implement certain procedures to help manage any perceived or actual conflicts between us and the CPA REITs, including the following:

•	allocating funds based on numerous factors, including available cash, diversification/concentration, transaction size, tax, leverage, and fund life;

•	all transactions where we co-invest with a CPA REIT are subject to the approval of the independent directors of the applicable CPA REIT;

•	investment allocations are reviewed as part of the annual advisory contract renewal process of each CPA REIT; and

•	quarterly review of all of our investment activities and the investment activities of the CPA REITs by the independent directors of the CPA REITs.

Our participation in joint ventures creates additional risk.

From time to time, we have participated in joint ventures to purchase assets together with the CPA REITs, and we may do so in the future with the CPA REITs or with third parties. There are additional risks involved in joint venture transactions. As a co-investor in a joint venture, we may not be in a position to exercise sole decision-making authority relating to the property, joint venture, or our investment partner. In addition, there is the potential that our investment partner may become bankrupt or that we may have diverging or inconsistent economic or business interests. These diverging interests could, among other things, expose us to liabilities in the joint venture in excess of our proportionate share of those liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that members of our Board may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

Revenue and earnings from our investment management business are subject to volatility, which may cause our investment management revenue to fluctuate.

Revenue from our investment management business, as well as the value of our interests in the Managed Programs and distribution income from those interests, may be significantly affected by the results of operations of the Managed Programs. Each of the CPA REITs has invested the majority of its assets in triple-net leased properties substantially similar to those we hold. Consequently, the results of operations of, and cash available for distribution by, each of the CPA REITs are likely to be substantially affected by the same market conditions, and are subject to the same risk factors, as the properties we own. Historically, four of the seventeen CPA programs temporarily reduced the rate of distributions to their investors as a result of adverse developments involving tenants.

At the date of this Report, the Managed Programs had substantially invested the funds raised in their offerings, and as a result, we expect the structuring revenue that we earn for structuring and negotiating investments on their behalf to continue to decline. In addition, asset management revenue may be affected by factors such as changes in the valuation of the Managed Programs’ portfolios. Further, our ability to earn revenue related to the disposition of properties is primarily tied to providing liquidity events for the Managed Programs, and our ability to do so under circumstances that will satisfy the applicable subordination requirements will depend on market conditions at the relevant time, which may vary considerably over time.

Finally, each of the Managed Programs has incurred and may continue to incur, significant debt that, either due to liquidity problems or restrictive covenants contained in their borrowing agreements, could restrict their ability to pay revenue owed to us when due. In addition, the revenue payable to us under each of our advisory agreements with the Managed REITs is subject to its variable annual cap based on a formula tied to the assets and income.

W. P. Carey 2017 10-K – 15

Because the revenue streams from the advisory agreements we have with the Managed REITs are subject to limitation or cancellation, any such termination could have a material adverse effect on our business, results of operations, and financial condition.

The advisory agreements under which we provide services to the Managed REITs are renewable annually and may generally be terminated by each Managed REIT upon 60 days’ notice, with or without cause. Unless otherwise renewed, the advisory agreement with each of the Managed REITs is scheduled to expire on December 31, 2018. There can be no assurance that these agreements will not expire or be terminated. Upon certain terminations, the Managed REITs each have the right, but not the obligation, to repurchase our interests in their operating partnerships at fair market value. If such right is not exercised, we would remain as a limited partner of the respective operating partnerships. Nonetheless, any such termination would have a material adverse effect on our business, results of operations, and financial condition.

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

In the first quarter of 2016, both the Financial Accounting Standards Board and the International Accounting Standards Board issued new standards on lease accounting that bring most leases, both existing and new, onto the balance sheet for lessees. For lessors, however, the accounting remains largely unchanged and the distinction between operating and finance leases continues. The new standards also replace existing sale-leaseback guidance with new models applicable to both lessees and lessors. These changes impact most companies, but are particularly applicable to those that are significant users of real estate. The standards outlined a completely new model for accounting by lessees, whereby their rights and obligations under most leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether, or the extent to which, they will enter into the type of sale-leaseback transactions in which we specialize. In addition, the new accounting guidance may also influence provisions of leases, such as the lease term.

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

W. P. Carey 2017 10-K – 16

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

W. P. Carey is not currently registered as an Investment Adviser and our failure to do so could subject us to civil and/or criminal penalties.

If the SEC determines that W. P. Carey is an investment adviser, we will have to register as an investment adviser with the SEC pursuant to the Investment Advisers Act. Registration requirements and other obligations imposed upon investment advisers may be costly and burdensome. In addition, if we must register with the SEC as an investment adviser, we will become subject to the requirements of the Investment Advisers Act, which requires: (i) fiduciary duties to clients; (ii) substantive prohibitions and requirements; (iii) contractual requirements; (iv) record-keeping requirements; and (v) administrative oversight by the SEC, primarily by inspection. If we are deemed to be out of compliance with such rules and regulations, we may be subject to civil and/or criminal penalties.

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

Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations. We have identified several accounting policies as being critical to the presentation of our financial position and results of operations because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. Due to the inherent uncertainty of the estimates, judgments, and assumptions associated with these critical accounting policies, we cannot provide any assurance that we will not make significant subsequent adjustments to our consolidated financial statements. If our judgments, assumptions, and allocations prove to be incorrect, or if circumstances change, our business, financial condition, revenues, operating expense, results of operations, liquidity, ability to pay dividends, or stock price may be materially adversely affected.

Our charter and Maryland law contain provisions that may delay or prevent a change of control transaction.

Our charter, subject to certain exceptions, authorizes our Board to take such actions as are necessary and desirable to limit any person to beneficial or constructive ownership of 9.8%, in either value or number of shares, whichever is more restrictive, of our aggregate outstanding shares of (i) common and preferred stock (excluding any outstanding shares of our common or preferred stock not treated as outstanding for federal income tax purposes) or (ii) common stock (excluding any of our outstanding shares of common stock not treated as outstanding for federal income tax purposes). Our Board, in its sole discretion, may exempt a person from such ownership limits, provided that they obtain such representations, covenants, and undertakings as appropriate to determine that the exemption would not affect our REIT status. Our Board may also increase or decrease the common stock ownership limit and/or the aggregate stock ownership limit, so long as the change would not result in five or fewer persons beneficially owning more than 49.9% in value of our outstanding stock. The ownership limits and other stock ownership restrictions contained in our charter may delay or prevent a transaction or change of control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

W. P. Carey 2017 10-K – 17

Our Board may modify our authorized shares of stock of any class or series and may create and issue a class or series of common stock or preferred stock without stockholder approval.

Our charter empowers our Board to, without stockholder approval, increase or decrease the aggregate number of shares of our stock or the number of shares of stock of any class or series that we have authority to issue; classify any unissued shares of common stock or preferred stock; reclassify any previously classified, but unissued, shares of common stock or preferred stock into one or more classes or series of stock; and issue such shares of stock so classified or reclassified. Our Board may determine the relative rights, preferences, and privileges of any class or series of common stock or preferred stock issued. As a result, we may issue series or classes of common stock or preferred stock with preferences, dividends, powers, and rights (voting or otherwise) senior to the rights of current holders of our common stock. The issuance of any such classes or series of common stock or preferred stock could also have the effect of delaying or preventing a change of control transaction that might otherwise be in the best interests of our stockholders.

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

The statute permits various exemptions from its provisions, including business combinations that are exempted by a board of directors prior to the time that the “interested stockholder” becomes an interested stockholder. Our Board has, by resolution, exempted any business combination between us and any person who is an existing, or becomes in the future, an “interested stockholder.” Consequently, the five-year prohibition and the supermajority vote requirements will not apply to business combinations between us and any such person. As a result, such person may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the supermajority vote requirements and the other provisions of the statute. Additionally, this resolution may be altered, revoked, or repealed in whole or in part at any time and we may opt back into the business combination provisions of the Maryland General Corporation Law. If this resolution is revoked or repealed, the statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. In the case of the control share provisions of the Maryland General Corporation Law, we have elected to opt out of these provisions of the Maryland General Corporation Law pursuant to a provision in our bylaws.

Additionally, Title 3, Subtitle 8 of the Maryland General Corporation Law permits our Board, without stockholder approval and regardless of what is currently provided in our charter or our bylaws, to implement certain governance provisions, some of which we do not currently have. We have opted out of Section 3-803 of the Maryland General Corporation Law, which permits a board of directors to be divided into classes pursuant to Title 3, Subtitle 8 of the Maryland General Corporation Law. Any amendment or repeal of this resolution must be approved in the same manner as an amendment to our charter. The remaining provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring, or preventing a change in control of our company under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-current market price. Our charter, our bylaws, and Maryland law also contain other provisions that may delay, defer, or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

W. P. Carey 2017 10-K – 18

Future issuances of debt and equity securities may negatively affect the market price of our common stock.

We may issue debt or equity securities or incur additional borrowings in the future. Future issuances of debt securities would rank senior to our common stock upon our liquidation and additional issuances of equity securities would dilute the holdings of our existing common stockholders (and any preferred stock may rank senior to our common stock for the purposes of making distributions), both of which may negatively affect the market price of our common stock.

Upon our liquidation, holders of our debt securities and other loans and preferred stock will receive a distribution of our available assets before common stockholders. If we incur debt in the future, our future interest costs could increase and adversely affect our liquidity, AFFO, and results of operations.

The issuance or sale of substantial amounts of our common stock (directly or through convertible or exchangeable securities, warrants, or options) to raise additional capital, or pursuant to our stock incentive plans, or the perception that such securities are available or that such issuances or sales are likely to occur, could materially and adversely affect the market price of our common stock and our ability to raise capital through future offerings of equity or equity-related securities. However, our future growth will depend, in part, upon our ability to raise additional capital, including through the issuance of equity securities. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis and our charter empowers our Board to make significant changes to our stock without stockholder approval. See the risk factor above titled “Our Board may modify our authorized shares of stock of any class or series and may create and issue a class or series of common stock or preferred stock without stockholder approval.” Our preferred stock, if any are issued, would likely have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common stockholders.

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

Our current or historical trading volume and share prices are not indicative of the number of shares of our common stock that will trade going forward or how the market will value shares of our common stock in the future. In general, the trading volume and market price of our common stock may fluctuate significantly and be adversely impacted in response to a number of factors, including, but not limited to:

•	actual or anticipated variations in our operating results, earnings, or liquidity, or those of our competitors;

•	changes in our dividend policy;

•	publication of research reports about us, our competitors, our tenants, or the REIT industry;

•	changes in market valuations of similar companies;

•	speculation in the press or investment community;

•	our failure to meet, or the lowering of, our earnings estimates, or those of any securities analysts;

•	increases in market interest rates, which may lead investors to demand a higher dividend yield for our common stock and would result in increased interest expense on our debt;

•	our use of taxable REIT subsidiaries, or TRSs, may cause the market to value our common stock differently than the shares of other REITs, which may not use TRSs as extensively as we do;

•	adverse market reaction to the amount of maturing debt in the near and medium term and our ability to refinance such debt and the terms thereof;

•	adverse market reaction to any additional indebtedness we incur or equity or equity-related securities we issue in the future;

•	changes in our credit ratings;

•	actual or perceived conflicts of interest;

•	changes in key management personnel;

•	our compliance with GAAP and its policies;

•	our compliance with the listing requirements of the New York Stock Exchange;

•	our compliance with applicable laws and regulations or the impact of new laws and regulations;

•	the financial condition, liquidity, results of operations, and prospects of our tenants;

•	failure to maintain our REIT qualification;

W. P. Carey 2017 10-K – 19

•	actions by institutional stockholders;

•	general market and economic conditions, including the current state of the credit and capital markets; and

•	the realization of any of the other risk factors presented in this Report or in subsequent reports that we file with the SEC.

The occurrence of cyber incidents, or a deficiency in our cyber security, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident could be (i) an intentional attack, which could include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information; or (ii) an unintentional accident or error. As our reliance on technology has increased, so have the risks posed to our systems, both internal and outsourced. We may also store or come into contact with sensitive information and data. If we or our partners fail to comply with applicable privacy or data security laws in handling this information, including the new General Data Protection Regulation in the European Union, we could face significant legal and financial exposure to claims of governmental agencies and parties whose privacy is compromised, including sizable fines and penalties. The three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure. In addition, the insurance we maintain that is intended to cover some of these risks may not be sufficient to cover the losses from any future breaches of our systems. We have implemented processes, procedures, and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

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

•
our Board, in its sole discretion, determines whether, when, and in which amounts to make any future distributions to our stockholders based on a number of factors (including, but not limited to: our results of operations and financial condition; capital requirements and borrowing capacity; general economic conditions; tax considerations; maintenance of our REIT status and Maryland law; contractual limitations relating to our indebtedness, such as debt covenant restrictions that may impose limitations on cash payments, future acquisitions and divestitures; and other factors relevant from time to time) and therefore our dividend levels are not guaranteed and may fluctuate; and

•
the amount of dividends that our subsidiaries may distribute to us may be subject to restrictions imposed by state law or regulators, as well as the terms of any current or future indebtedness that these subsidiaries may incur.

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

W. P. Carey 2017 10-K – 20

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

Furthermore, our qualification and taxation as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership, and other requirements on a continuing basis. Our ability to satisfy the quarterly asset tests under applicable Internal Revenue Code provisions and Treasury Regulations will depend on the fair market values of our assets, some of which are not susceptible to a precise determination. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. While we believe that we will satisfy these tests, we cannot guarantee that this will be the case on a continuing basis.

If we fail to remain qualified as a REIT, we would be subject to federal income tax at corporate income tax rates and would not be able to deduct distributions to stockholders when computing our taxable income.

If, in any taxable year, we fail to qualify for taxation as a REIT and are not entitled to relief under the Internal Revenue Code, we will:

•	not be allowed a deduction for distributions to stockholders in computing our taxable income;

•	be subject to federal and state income tax, including any applicable alternative minimum tax (for taxable years ending prior to January 1, 2018), on our taxable income at regular corporate rates; and

•	be barred from qualifying as a REIT for the four taxable years following the year when we were disqualified.

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

We intend to declare regular quarterly distributions, the amount of which will be determined, and is subject to adjustment, by our Board. To continue to qualify and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction and excluding net capital gain) each year to our stockholders. Generally, we expect to distribute all, or substantially all, of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain the proposed quarterly distributions that approximate our taxable income and we may fail to qualify for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes or the effect of nondeductible expenditures (e.g., capital expenditures, payments of compensation for which Section 162(m) of the Internal Revenue Code denies a deduction, the creation of reserves, or required debt service or amortization payments). To the extent we satisfy the 90% distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. We will also be subject to a 4.0% nondeductible excise tax if the actual amount that we pay out to our stockholders for a calendar year is less than a minimum amount specified under the Internal Revenue Code. In addition, in order to continue to

W. P. Carey 2017 10-K – 21

qualify as a REIT, any C-corporation earnings and profits to which we succeed must be distributed as of the close of the taxable year in which we accumulate or acquire such C-corporation’s earnings and profits.

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

W. P. Carey 2017 10-K – 22

income or gains resulting from such hedges or expose us to greater interest rate risks than we would otherwise want to bear. In addition, losses in any of our TRSs generally will not provide any tax benefit, except for being carried forward for use against future taxable income in the TRSs.

We use TRSs, which may cause us to fail to qualify as a REIT.

To qualify as a REIT for federal income tax purposes, we hold our non-qualifying REIT assets and conduct our non-qualifying REIT income activities in or through one or more TRSs. The net income of our TRSs is not required to be distributed to us and income that is not distributed to us will generally not be subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our TRS interests and certain other non-qualifying assets to exceed 25% of the fair market value of our assets, we would lose tax efficiency and could potentially fail to qualify as a REIT. For taxable years beginning after December 31, 2017, no more than 20% of the value of a REIT’s gross assets may consist of interests in TRSs.

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

Even if we qualify for taxation as a REIT, we may be subject to certain (i) federal, state, local, and foreign taxes on our income and assets, including alternative minimum taxes (for taxable years ending prior to January 1, 2018); (ii) taxes on any undistributed income and state, local, or foreign income; and (iii) franchise, property, and transfer taxes. In addition, we could be required to pay an excise or penalty tax under certain circumstances in order to utilize one or more relief provisions under the Internal Revenue Code to maintain qualification for taxation as a REIT, which could be significant in amount.

W. P. Carey 2017 10-K – 23

Any TRS assets and operations would continue to be subject, as applicable, to federal and state corporate income taxes and to foreign taxes in the jurisdictions in which those assets and operations are located. Any of these taxes would decrease our earnings and our cash available for distributions to stockholders.

We will also be subject to a federal corporate level tax at the highest regular corporate rate (currently 21%) on all or a portion of the gain recognized from a sale of assets formerly held by any C corporation that we acquire on a carry-over basis transaction occurring within a five-year period after we acquire such assets, to the extent the built-in gain based on the fair market value of those assets on the effective date of the REIT election is in excess of our then tax basis. The tax on subsequently sold assets will be based on the fair market value and built-in gain of those assets as of the beginning of our holding period. Gains from the sale of an asset occurring after the specified period will not be subject to this corporate level tax. We expect to have only a de minimis amount of assets subject to these corporate tax rules and do not expect to dispose of any significant assets subject to these corporate tax rules.

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

The ability of our Board to revoke our REIT election, without stockholder approval, may cause adverse consequences for our stockholders.

Our organizational documents permit our Board to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a deduction for dividends paid to stockholders in computing our taxable income and we will be subject to federal income tax at regular corporate rates and state and local taxes, which may have adverse consequences on the total return to our stockholders.

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

Recent changes to U.S. tax laws could have a negative impact on our business.

On December 22, 2017, the President signed a tax reform bill into law, referred to herein as the “Tax Cuts and Jobs Act,” which among other things:

•	reduces the corporate income tax rate from 35% to 21% (including with respect to our TRSs);

•
reduces the rate of U.S. federal withholding tax on distributions made to non-U.S. shareholders by a REIT that are attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•	allows for an immediate 100% deduction of the cost of certain capital asset investments (generally excluding real estate assets), subject to a phase-down of the deduction percentage over time;

•
changes the recovery periods for certain real property and building improvements (e.g., to 15 years for qualified improvement property under the modified accelerated cost recovery system, to 30 years (previously 40 years) for residential real property, and 20 years (previously 40 years) for qualified improvement property under the alternative depreciation system);

W. P. Carey 2017 10-K – 24

•
restricts the deductibility of interest expense by businesses (generally, to 30% of the business’s adjusted taxable income) except, among others, real property businesses electing out of such restriction; generally, we expect our business to qualify as such a real property business, but businesses conducted by our TRSs may not qualify, and we have not yet determined whether our subsidiaries can and/or will make such an election;

•	requires the use of the less favorable alternative depreciation system to depreciate real property in the event a real property business elects to avoid the interest deduction restriction above;

•	restricts the benefits of like-kind exchanges that defer capital gains for tax purposes to exchanges of real property;

•
permanently repeals the “technical termination” rule for partnerships, meaning sales or exchanges of the interests in a partnership will be less likely to, among other things, terminate the taxable year of, and restart the depreciable lives of assets held by, such partnership for tax purposes;

•
requires accrual method taxpayers to take certain amounts in income no later than the taxable year in which such income is taken into account as revenue in an applicable financial statement prepared under GAAP, which, with respect to certain leases, could accelerate the inclusion of rental income;

•	eliminates the federal corporate alternative minimum tax;

•
implements a one-time deemed repatriation tax on corporate profits (at a rate of 15.5% on cash assets and 8% on non-cash assets) held offshore, which profits are not taken into account for purposes of the REIT gross income tests;

•	reduces the highest marginal income tax rate for individuals to 37% from 39.6% (excluding, in each case, the 3.8% Medicare tax on net investment income);

•
generally allows a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income), generally resulting in a maximum effective federal income tax rate applicable to such dividends of 29.6% compared to 37% (excluding, in each case, the 3.8% Medicare tax on net investment income); and

•
limits certain deductions for individuals, including deductions for state and local income taxes, and eliminates deductions for miscellaneous itemized deductions (including certain investment expenses).

As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders annually. As a result of the changes to U.S. federal tax laws implemented by the Tax Cuts and Jobs Act, our taxable income and the amount of distributions to our stockholders required to maintain our REIT status, as well as our relative tax advantage as a REIT, could change.

The Tax Cuts and Jobs Act is a complex revision to the U.S. federal income tax laws with impacts on different categories of taxpayers and industries, which will require subsequent rulemaking and interpretation in a number of areas. In addition, many provisions in the Tax Cuts and Jobs Act, particularly those affecting individual taxpayers, expire at the end of 2025. The long-term impact of the Tax Cuts and Jobs Act on the overall economy, government revenues, our tenants, us, and the real estate industry cannot be reliably predicted at this time. Furthermore, the Tax Cuts and Jobs Act may negatively impact the operating results, financial condition, and future business plans for some or all of our tenants. The Tax Cuts and Jobs Act may also result in reduced government revenues, and therefore reduced government spending, which may negatively impact some of our tenants that rely on government funding. There can be no assurance that the Tax Cuts and Jobs Act will not negatively impact our operating results, financial condition, and future business operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal corporate offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our international offices are located in London and Amsterdam. We have additional office space domestically in Dallas. We lease all of these offices and believe these leases are suitable for our operations for the foreseeable future.

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

W. P. Carey 2017 10-K – 25

Item 4. Mine Safety Disclosures.

Not applicable.

W. P. Carey 2017 10-K – 26

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock and Distributions

Our common stock is listed on the New York Stock Exchange under the ticker symbol “WPC.” At February 16, 2018 there were 8,500 registered holders of record of our common stock. This figure does not reflect the beneficial ownership of shares of our common stock. The following table shows the high and low prices per share and quarterly cash distributions declared for the past two fiscal years:

	2017			2016
Period	High	Low	Cash Distributions Declared	High	Low	Cash Distributions Declared
First quarter	$64.74	$58.95	$0.9950	$62.27	$51.12	$0.9742
Second quarter	68.95	60.22	1.0000	69.44	59.25	0.9800
Third quarter	70.38	65.29	1.0050	72.89	63.83	0.9850
Fourth quarter	72.41	67.32	1.0100	64.35	55.77	0.9900

Our Senior Unsecured Credit Facility (as described in Note 10) contains covenants that restrict the amount of distributions that we can pay.

Stock Price Performance Graph

The graph below provides an indicator of cumulative total stockholder returns for our common stock for the period December 31, 2012 to December 31, 2017, as compared with the S&P 500 Index and the FTSE NAREIT Equity REITs Index. The graph assumes a $100 investment on December 31, 2012, together with the reinvestment of all dividends.

W. P. Carey 2017 10-K – 27

	At December 31,
	2012	2013	2014	2015	2016	2017
W. P. Carey Inc.	$100.00	$124.05	$149.98	$134.38	$143.16	$177.27
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14
FTSE NAREIT Equity REITs Index	100.00	102.47	133.35	137.61	149.33	157.14

The stock price performance included in this graph is not indicative of future stock price performance.

Securities Authorized for Issuance Under Equity Compensation Plans

This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

W. P. Carey 2017 10-K – 28

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share data):

	Years Ended December 31,
	2017	2016	2015	2014	2013
Operating Data
Revenues from continuing operations (a) (b)	$848,302	$941,533	$938,383	$908,446	$489,851
Income from continuing operations (a) (b) (c)	285,083	274,807	185,227	212,751	93,985
Net income (a) (c) (d)	285,083	274,807	185,227	246,069	132,165
Net income attributable to noncontrolling interests	(7,794)	(7,060)	(12,969)	(6,385)	(32,936)
Net loss (income) attributable to redeemable noncontrolling interest	—	—	—	142	(353)
Net income attributable to W. P. Carey (a) (c) (d)	277,289	267,747	172,258	239,826	98,876

Basic Earnings Per Share:
Income from continuing operations attributable to W. P. Carey	2.56	2.50	1.62	2.08	1.22
Net income attributable to W. P. Carey	2.56	2.50	1.62	2.42	1.43

Diluted Earnings Per Share:
Income from continuing operations attributable to W. P. Carey	2.56	2.49	1.61	2.06	1.21
Net income attributable to W. P. Carey	2.56	2.49	1.61	2.39	1.41

Cash distributions declared per share (e)	4.0100	3.9292	3.8261	3.6850	3.5000
Balance Sheet Data
Total assets	$8,231,402	$8,453,954	$8,742,089	$8,641,029	$4,671,965
Net investments in real estate (f)	6,703,715	6,781,900	7,229,873	7,190,507	3,521,692
Unsecured Senior Notes, net	2,474,661	1,807,200	1,476,084	494,231	—
Senior credit facilities	605,129	926,693	734,704	1,056,648	575,000
Non-recourse mortgages, net	1,185,477	1,706,921	2,269,421	2,530,217	1,485,425
Other Information
Net cash provided by operating activities (g)	$516,070	$540,773	$508,541	$421,898	$232,201
Cash distributions paid	431,182	416,655	403,555	347,902	220,395

__________

(a)	The years ended December 31, 2017, 2016, 2015, and 2014 reflect the impact of the CPA:16 Merger, which was completed on January 31, 2014 (Note 1).

(b)
Amounts for the years ended December 31, 2017, 2016, 2015, and 2014 include the operating results of properties sold or reclassified as held for sale during those years, in accordance with Accounting Standards Update, or ASU, 2014-08, which changed the criteria for reporting discontinued operations and which we adopted on January 1, 2014. For the year ended December 31, 2014, operating results of properties held for sale as of December 31, 2013 and sold during 2014, and properties we acquired in the CPA:16 Merger that were held for sale and sold during 2014, were included in income from discontinued operations. Prior to 2014, operating results of properties sold or held for sale were included in income from discontinued operations.

(c)	Amount for the year ended December 31, 2014 includes a Gain on change in control of interests of $105.9 million recognized in connection with the CPA:16 Merger (Note 1).

(d)	Amounts from year to year will not be comparable primarily due to fluctuations in gains/losses recognized on the sale of real estate and impairment charges.

(e)	The year ended December 31, 2013 includes a special distribution of $0.110 per share paid in January 2014 to stockholders of record at December 31, 2013.

W. P. Carey 2017 10-K – 29

(f)
In 2017, we reclassified certain line items in our consolidated balance sheets. As a result, Net investments in real estate as of December 31, 2016, 2015, 2014, and 2013 has been revised to conform to the current period presentation (Note 2).

(g)
On January 1, 2017, we adopted ASU 2016-09, which simplified various aspects of how share-based payments are accounted for and presented in the financial statements. As a result of adopting this guidance, we retrospectively reclassified (i) Payments for withholding taxes upon delivery of equity-based awards and exercises of stock options from Net cash provided by operating activities to Net cash (used in) provided by financing activities and (ii) Windfall tax benefit associated with stock-based compensation awards from Net cash (used in) provided by financing activities to Net cash provided by operating activities within our consolidated statements of cash flows for the years ended December 31, 2016, 2015, 2014, and 2013 (Note 2).

W. P. Carey 2017 10-K – 30

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. This item also provides our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. The discussion also breaks down the financial results of our business by segment to provide a better understanding of how these segments and their results affect our financial condition and results of operations.

The following discussion should be read in conjunction with our consolidated financial statements in Item 8 of this Report and the matters described under Item 1A. Risk Factors.

Business Overview

We provide long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and, as of December 31, 2017, manage a global investment portfolio of 1,379 properties, including 887 net-leased properties and two operating properties within our owned real estate portfolio. We operate in two segments: Owned Real Estate and Investment Management, as described below.

Owned Real Estate — Lease revenues and equity income from our wholly- and co-owned real estate investments generate the vast majority of our earnings. We invest in commercial real estate properties that are net-leased to tenants, primarily located in the United States and Northern and Western Europe. Our leases are generally “triple-net,” which requires tenants to be responsible for substantially all of the costs associated with operating and maintaining the property.

Investment Management — We earn additional revenue by acting as the advisor to the Managed Programs. On June 15, 2017, in keeping with our long-term strategy of focusing exclusively on net lease investing for our own balance sheet, our Board approved a plan to exit non-traded retail fundraising activities carried out by our wholly-owned broker-dealer subsidiary, Carey Financial, as of June 30, 2017. As a result, we will no longer be raising capital for new or existing funds that we manage, but we do expect to continue managing our existing Managed Programs through the end of their respective life cycles (Note 1).

Under our advisory agreements with the remaining Managed Programs, we perform various services on their behalf, including day-to-day management and transaction-related services. We structure and negotiate investments and debt placement transactions for the Managed Programs, for which we earn structuring revenue, although we expect structuring revenue to decline because the funds that we raised on behalf of the Managed Programs have been substantially invested and we will no longer be raising any additional funds for those programs or sponsoring any new programs in light of our decision to exit from the non-traded retail fundraising business. In addition, we manage the real estate investment portfolios of the Managed Programs, for which we earn asset management revenue. The Managed Programs also reimburse us for certain costs that we incur on their behalf, consisting primarily of certain personnel and overhead costs (and while we were still raising funds for their offerings, broker-dealer commissions and marketing costs). Prior to the cessation of non-traded retail fundraising activities, we also earned dealer manager fees in connection with the offerings of the Managed Programs. We paid all organization and offering costs on behalf of CESH I, but instead of being reimbursed for actual costs that we incurred, we received limited partnership units of CESH I.

As a result of our decision to exit non-traded retail fundraising activities, described above, we have revised how we view and present a component of our two reportable segments. As such, beginning with the second quarter of 2017, we include equity income generated through our (i) ownership of shares and limited partnership units of the Managed Programs (Note 7) and (ii) special general partner interests in the operating partnerships of the Managed REITs, through which we participate in their cash flows (Note 3), in our Investment Management segment. Previously, these items were recognized within our Owned Real Estate segment.

Significant Developments

Management Changes

On November 1, 2017, we announced that Mr. Mark J. DeCesaris, our Chief Executive Officer, was retiring from that position and from our Board as of December 31, 2017, and that our Board had appointed Mr. Jason E. Fox, our then President, to succeed Mr. DeCesaris as our Chief Executive Officer and as a Director, both effective as of January 1, 2018.

W. P. Carey 2017 10-K – 31

We also announced that Mr. John J. Park, our Director of Strategy and Capital Markets, would succeed Mr. Fox as President on that date.

Prior to becoming Chief Executive Officer, Mr. Fox, age 44, had served as our President since 2015, having previously served in various capacities in our Investment Department, including as Head of Global Investments, since joining W. P. Carey in 2002. Mr. Park, age 53, has served as our Director of Strategy and Capital Markets since March 2016, after serving in various capacities since joining W. P. Carey as an investment analyst in 1987.

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law by President Trump. The new tax legislation, which is expected to have a minimal impact on our operating results, cash flows, and financial condition, contains several key tax provisions, including the reduction of the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Other key provisions that have implications to the real estate industry include the limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets, deductions for pass-through business income, and limitations on loss carryforwards. In addition, the effect of the international provisions of the Tax Cuts and Jobs Act establishes a territorial-style system for taxing foreign-source income of domestic multinational corporations and imposes a one-time repatriation of foreign earnings and profits for which the inclusions can be spread over an eight-year period.

As a result of the Tax Cuts and Jobs Act, for periods beginning on January 1, 2018:

•
Tax rates are permanently reduced on businesses conducted by taxable corporations. The Tax Cuts and Jobs Act is expected to have a favorable impact on the effective tax rate and net income as reported under GAAP for our TRSs;

•
New limitations on interest deductions are imposed with an exemption for electing real estate businesses. Generally, we expect our business to qualify as such a real property business, but businesses conducted by our TRSs may not qualify, and we have not yet determined whether our subsidiaries can and/or will make such an election;

•
Depreciation expensing rules provide taxpayers with 100% expensing deductions for qualifying new or used property acquired and placed in service between September 28, 2017 and December 31, 2022, with annual 20% step-downs generally from 2023-2026; however, this will have a limited impact on us due to the interest limitation exception election;

•
Our non-corporate shareholders may be entitled to deduct 20% of qualified REIT ordinary dividends without regard to wage limitations, asset-based limitations, qualified trade or business limitations, or qualified business income limitations;

•
Net operating loss, or NOL, carryforwards arising in tax years beginning after 2017 now may reduce only 80% of taxable income of any year, and NOL carryforwards can be carried forward indefinitely but can no longer be carried back to prior years; however, the Tax Cuts and Jobs Act does not restrict the usage of our existing NOLs, which arose through 2017; and

•	The territorial tax system taxes our income earned within the United States, as opposed to worldwide income, but will have a minimal impact on us due to the ability of REITs to deduct dividends paid.

Financial Highlights

During the year ended December 31, 2017, we completed the following, as further described in the consolidated financial statements.

Owned Real Estate

Investments

•	We acquired two investments totaling $31.8 million (Note 4).

•	We completed five construction projects at a cost totaling $65.4 million. Construction projects include build-to-suit and expansion projects (Note 4).

•
We committed to fund an aggregate of $26.2 million for two build-to-suit projects in Poland, of which approximately $5.8 million was funded during the year ended December 31, 2017. We expect to complete one project in the second quarter of 2018 and the other project in the third quarter of 2018 (Note 4).

W. P. Carey 2017 10-K – 32

Dispositions

•
As part of our active capital recycling program, we sold 16 properties and a parcel of vacant land for total proceeds of $159.9 million, net of selling costs. In addition, we disposed of two properties with an aggregate carrying value of $31.3 million by transferring ownership to the mortgage lender, in satisfaction of non-recourse mortgage loans encumbering the properties totaling $28.1 million (net of $3.8 million of cash held in escrow that was retained by the mortgage lender). We recognized a net gain on sale of real estate of $33.9 million in connection with these dispositions (Note 16).

Financing and Capital Markets Transactions

•
On January 19, 2017, we completed a public offering of €500.0 million of 2.25% Senior Notes, at a price of 99.448% of par value, which were issued by our wholly owned subsidiary, WPC Eurobond B.V., and fully guaranteed by us. These 2.25% Senior Notes have a 7.5-year term and are scheduled to mature on July 19, 2024 (Note 10).

•
On February 22, 2017, we amended and restated our Senior Unsecured Credit Facility to increase its capacity to $1.85 billion, which is comprised of a $1.5 billion Unsecured Revolving Credit Facility maturing in four years with two six-month extension options, a €236.3 million Amended Term Loan maturing in five years, and a $100.0 million Delayed Draw Term Loan also maturing in five years. On that same date, we drew down our Amended Term Loan in full by borrowing €236.3 million (equivalent to $250.0 million) to repay and terminate our $250.0 million Prior Term Loan. On June 8, 2017, we drew down our Delayed Draw Term Loan in full by borrowing €88.7 million (equivalent to $100.0 million). We incur interest at London Interbank Offered Rate (LIBOR), or a LIBOR equivalent, plus 1.00% on the Unsecured Revolving Credit Facility, and at Euro Interbank Offered Rate (EURIBOR) plus 1.10% on both the Amended Term Loan and Delayed Draw Term Loan (Note 10).

•
We reduced our mortgage debt outstanding by repaying at maturity or prepaying $482.5 million of non-recourse mortgage loans with a weighted-average interest rate of 5.5%. Our weighted-average interest rate decreased from 3.9% during the year ended December 31, 2016 to 3.6% during the year ended December 31, 2017 (Note 10).

•	We issued 345,253 shares of our common stock under our current ATM program at a weighted-average price of $67.78 per share for net proceeds of $22.8 million (Note 13).

Composition

•
As of December 31, 2017, our Owned Real Estate portfolio consisted of 887 net-lease properties, comprising 84.9 million square feet leased to 210 tenants, and two hotels, which are classified as operating properties. As of that date, the weighted-average lease term of the net-lease portfolio was 9.6 years and the occupancy rate was 99.8%.

Investment Management

As of December 31, 2017, we managed CPA:17 – Global, CPA:18 – Global, CWI 1, CWI 2, and CESH I, at which date these Managed Programs had total assets under management of approximately $13.1 billion.

Non-Traded Retail Fundraising Platform Closure

•
On June 15, 2017, in keeping with our long-term strategy of focusing exclusively on net lease investing for our own balance sheet, our Board approved a plan to exit non-traded retail fundraising activities carried out by our wholly-owned broker-dealer subsidiary, Carey Financial, as of June 30, 2017. As a result, we will no longer be raising capital for new or existing funds that we manage, but we do expect to continue managing our existing Managed Programs through the end of their respective life cycles (Note 1).

•	In connection with our decision to exit non-traded retail fundraising activities, we recorded $9.4 million of restructuring expenses, primarily related to severance costs (Note 1, Note 12).

•
In August 2017, we resigned as the advisor to CCIF, and our advisory agreement with CCIF was terminated, effective as of September 11, 2017. CCIF was included in the Managed Programs prior to our resignation as its advisor (Note 1).

W. P. Carey 2017 10-K – 33

Investment Transactions

We structured new investments on behalf of the Managed Programs totaling $1.2 billion, from which we earned $33.3 million in structuring revenue.

•	CWI 2: We structured two investments in domestic hotels for $423.5 million, including acquisition-related costs. One of these investments is jointly-owned with CWI 1.

•
CESH I: We structured investments in six international student housing development projects and one build-to-suit expansion on an existing project for an aggregate of $287.7 million, including acquisition-related costs.

•
CPA:17 – Global: We structured investments in a portfolio of 19 properties, three build-to-suit expansions on existing properties, and one additional property, for an aggregate of $211.4 million, including acquisition-related costs. Approximately $152.8 million was invested in Europe and $58.6 million was invested in the United States.

•	CWI 1: We structured one investment in a domestic hotel for $165.2 million, including acquisition-related costs. This investment is jointly-owned with CWI 2.

•
CPA:18 – Global: We structured investments in four properties and three build-to-suit projects, including increases in funding commitments, for an aggregate of $160.7 million, including acquisition-related costs. Approximately $153.4 million was invested internationally and $7.3 million was invested in the United States.

Because the funds that we have raised on behalf of these Managed Programs have been substantially invested and we will no longer be raising any additional funds for those programs (or new programs) in light of our decision to exit the non-traded retail fundraising business, we expect to structure fewer investments on behalf of the Managed Programs going forward.

We also arranged mortgage financing totaling $1.0 billion for the Managed Programs, from which we earned $0.9 million in structuring revenue.

Investor Capital Inflows

•
In connection with our decision to exit non-traded retail fundraising activities, we ceased active fundraising for the Managed Programs on June 30, 2017 (Note 1). The offerings for CWI 2 and CESH I closed on July 31, 2017. In August 2017, we resigned as the advisor to CCIF, effective as of September 11, 2017.

•
We earned a total of $4.4 million in Dealer manager fees during 2017 related to the offerings for CWI 2, CESH I, and CCIF. For investor capital inflows related to the offerings for these funds, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investment Management.

Distributions to Stockholders

•	We declared cash distributions totaling $4.01 per share in the aggregate amount of $428.2 million, comprised of four quarterly dividends per share declared of $0.995, $1.000, $1.005, and $1.010.

W. P. Carey 2017 10-K – 34

Consolidated Results

(in thousands, except shares)

	Years Ended December 31,
	2017	2016	2015
Revenues from Owned Real Estate	$687,208	$755,364	$735,448
Reimbursable tenant costs	21,524	25,438	22,832
Revenues from Owned Real Estate (excluding reimbursable tenant costs)	665,684	729,926	712,616

Revenues from Investment Management	161,094	186,169	202,935
Reimbursable costs from affiliates	51,445	66,433	55,837
Revenues from Investment Management (excluding reimbursable costs from affiliates)	109,649	119,736	147,098

Total revenues	848,302	941,533	938,383
Total reimbursable costs	72,969	91,871	78,669
Total revenues (excluding reimbursable costs)	775,333	849,662	859,714

Net income from Owned Real Estate attributable to W. P. Carey (a)	192,139	202,557	107,712
Net income from Investment Management attributable to W. P. Carey (a)	85,150	65,190	64,546
Net income attributable to W. P. Carey	277,289	267,747	172,258

Cash distributions paid	431,182	416,655	403,555

Net cash provided by operating activities (b)	516,070	540,773	508,541
Net cash provided by (used in) investing activities	225,902	(269,806)	(645,185)
Net cash (used in) provided by financing activities (b)	(743,350)	(265,806)	121,273

Supplemental financial measures:
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Owned Real Estate (a) (c)	456,865	463,411	434,498
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Investment Management (a) (c)	116,114	84,286	96,704
Adjusted funds from operations attributable to W. P. Carey (AFFO) (c)	572,979	547,697	531,202

Diluted weighted-average shares outstanding	108,035,971	107,073,203	106,507,652
__________

(a)
As a result of our decision to exit non-traded retail fundraising activities as of June 30, 2017, we have revised how we view and present a component of our two reportable segments. As such, beginning with the second quarter of 2017, we include equity in earnings of equity method investments in the Managed Programs in our Investment Management segment (Note 1). Earnings from our investment in CCIF continue to be included in our Investment Management segment. Results of operations for prior periods have been reclassified to conform to the current period presentation.

(b)
On January 1, 2017, we adopted ASU 2016-09, which simplified various aspects of how share-based payments are accounted for and presented in the financial statements. As a result of adopting this guidance, we retrospectively reclassified certain amounts between Net cash provided by operating activities and Net cash (used in) provided by financing activities within our consolidated statements of cash flows for the years ended December 31, 2016 and 2015, as described in Note 2.

(c)
We consider AFFO, a supplemental measure that is not defined by GAAP, referred to as a non-GAAP measure, to be an important measure in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

W. P. Carey 2017 10-K – 35

Revenues and Net Income Attributable to W. P. Carey

2017 vs. 2016 — Total revenues decreased in 2017 as compared to 2016, due to decreases within both our Owned Real Estate and Investment Management segments. Owned Real Estate revenue declined primarily due to a decrease in lease revenues as a result of dispositions of properties since January 1, 2016 (Note 16), as well as higher lease termination income recognized during 2016, which was primarily related to a domestic property sold in February 2016. Investment Management revenue decreased primarily due to a decrease in structuring revenue due to lower investment volume for the Managed Programs during 2017 and a decrease in dealer manager fees due to our exit from non-traded retail fundraising activities in June 2017 (Note 1), partially offset by an increase in asset management revenue as a result of growth in assets under management for the Managed Programs.

Net income attributable to W. P. Carey increased in 2017 as compared to 2016, primarily due to lower interest expense and general and administrative expenses during 2017 as compared to 2016. During 2016, we recognized impairment charges on certain international properties (Note 8), as well as a related offsetting deferred tax benefit on those impairment charges, which reduced Net income attributable to W. P. Carey for that year. During 2016, we also recognized one-time restructuring and other compensation expenses, consisting primarily of severance costs, related to a reduction in force, or RIF (Note 12), that we implemented in March of that year, as well as an allowance for credit losses on a direct financing lease (Note 5). These positive factors were partially offset by lower aggregate gain on sale of real estate, as well as decreases in Owned Real Estate and Investment Management revenues. During 2017, we also recognized non-recurring restructuring expenses, primarily comprised of severance costs, related to our exit from non-traded retail fundraising activities (Note 12).

2016 vs. 2015 — Total revenues increased in 2016 as compared to 2015, primarily due to higher revenues within our Owned Real Estate segment, partially offset by lower revenues within our Investment Management segment. The growth in revenues within our Owned Real Estate segment was generated substantially from the lease termination income related to a domestic property sold in February 2016 (Note 16), as well as from properties acquired in 2015 and 2016. Investment Management revenue declined primarily due to a decrease in structuring revenue as a result of lower investment volume for the Managed Programs during 2016, partially offset by an increase in asset management revenue as a result of growth in assets under management for the Managed Programs.

Net income attributable to W. P. Carey increased in 2016 as compared to 2015, driven by increases in net income from both our Owned Real Estate and Investment Management segments. Within our Owned Real Estate segment, we had an increase in lease revenues and a decline in interest expense. Dispositions of properties from our Owned Real Estate segment generated higher lease termination income and increased gains on sales in 2016, which were partially offset by increased impairment charges. Net income from our Investment Management segment increased due to higher asset management revenue, a lower provision for income taxes, and higher distributions of Available Cash received from the Managed REITs (Note 3), partially offset by lower structuring revenue in 2016. Within both segments, we reduced general and administrative expenses in 2016, primarily as a result of implementing cost savings initiatives, including the RIF, for which we recognized one-time restructuring and other compensation expense.

Net Cash Provided by Operating Activities

2017 vs. 2016 — Net cash provided by operating activities decreased in 2017 as compared to 2016, primarily due to the lease termination income received in connection with the sale of a property during 2016, our receipt of asset management fees and structuring revenue in shares of common stock of certain of the Managed Programs rather than cash during 2017 (Note 3), and a decrease in operating cash flow as a result of property dispositions during 2016 and 2017. These decreases were partially offset by an increase in operating cash flow generated from properties acquired during 2016 and 2017, a decrease in interest expense, and lower general and administrative expenses in 2017.

2016 vs. 2015 — Net cash provided by operating activities increased in 2016 as compared to 2015, primarily due to the lease termination income received in connection with the sale of a property during 2016, an increase in operating cash flow generated from properties we acquired during 2015 and 2016, and higher distributions of Available Cash received from the Managed REITs. These increases were partially offset by a decrease in structuring revenue received in cash from the Managed Programs due to lower investment volume during 2016.

W. P. Carey 2017 10-K – 36

AFFO

2017 vs. 2016 — AFFO increased in 2017 as compared to 2016, primarily due to lower interest expense, lower general and administrative expenses, higher asset management revenue, and higher earnings from our equity interests in the Managed Programs, partially offset by lower structuring revenue due to lower investment volume for the Managed Programs during 2017 and lower lease revenues, as well as the lease termination income received in connection with the sale of a property in 2016.

2016 vs. 2015 — AFFO increased in 2016 as compared to 2015, primarily due to lower general and administrative expenses, higher asset management revenue, and lower interest expense, partially offset by lower structuring revenue due to lower investment volume for the Managed Programs during 2016.

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

Portfolio Summary

	As of December 31,
	2017	2016	2015
Number of net-leased properties	887	903	869
Number of operating properties (a)	2	2	3
Number of tenants (net-leased properties)	210	217	222
Total square footage (net-leased properties, in thousands)	84,899	87,866	90,120
Occupancy (net-leased properties)	99.8%	99.1%	98.8%
Weighted-average lease term (net-leased properties, in years)	9.6	9.7	9.0
Number of countries (b)	17	19	19
Total assets (consolidated basis, in thousands)	$8,231,402	$8,453,954	$8,742,089
Net investments in real estate (consolidated basis, in thousands) (c)	6,703,715	6,781,900	7,229,873

	Years Ended December 31,
	2017	2016	2015
Financing obtained — consolidated (in millions) (d)	$633.4	$384.6	$1,541.7
Financing obtained — pro rata (in millions) (d)	633.4	367.6	1,541.7
Acquisition volume (in millions) (e) (f)	31.8	530.3	688.7
Construction projects completed (in millions) (e) (g)	65.4	13.8	53.2
Average U.S. dollar/euro exchange rate	1.1292	1.1067	1.1099
Average U.S. dollar/British pound sterling exchange rate	1.2882	1.3558	1.5286
Change in the U.S. CPI (h)	2.1%	2.0%	0.7%
Change in the Germany CPI (h)	1.7%	1.7%	0.3%
Change in the United Kingdom CPI (h)	2.9%	1.6%	0.2%
Change in the Spain CPI (h)	1.1%	1.6%	0.1%

__________

(a)
At both December 31, 2017 and 2016, operating properties consisted of two hotel properties with an average occupancy of 82.7% for 2017. During 2016, we sold our remaining self-storage property. At December 31, 2015, operating properties consisted of two hotel properties and one self-storage property.

(b)	We sold all of our investments in Malaysia and Thailand during 2017 (Note 16).

(c)
In 2017, we reclassified certain line items in our consolidated balance sheets. As a result, Net investments in real estate as of December 31, 2016 and 2015 has been revised to conform to the current period presentation (Note 2).

W. P. Carey 2017 10-K – 37

(d)
Both the consolidated and pro rata amounts for 2017 include the issuance of €500.0 million of 2.25% Senior Notes in January 2017, as well as the amendment and restatement of our Senior Unsecured Credit Facility in February 2017, which increased our borrowing capacity under that facility by approximately $100.0 million (Note 10). Both the consolidated and pro rata amounts for 2016 include the issuance of $350.0 million of 4.25% Senior Notes in September 2016. The consolidated amount for 2016 includes the refinancing of a non-recourse mortgage loan for $34.6 million, while the pro rata amount for 2016 includes our proportionate share of that refinancing of $17.6 million. Amount for 2015 represents the exercise of the accordion feature under our then-existing Senior Unsecured Credit Facility in January 2015, which increased our borrowing capacity under our Unsecured Revolving Credit Facility by $500.0 million, and the issuances of €500.0 million of 2.0% Senior Notes and $450.0 million of 4.0% Senior Notes in January 2015.

(e)	Amounts are the same on both a consolidated and pro rata basis.

(f)
Amount for 2017 excludes a commitment for $3.6 million of building improvements in connection with an acquisition (Note 4). Amount for 2016 excludes an aggregate commitment for $128.1 million of build-to-suit financing (Note 4). Amount for 2016 also excludes $1.9 million for land acquired in connection with build-to-suit or expansion projects (Note 4). Amount for 2015 includes acquisition-related costs for investments that were considered to be business combinations, which were required to be expensed in the consolidated financial statements. We did not complete any investments that were considered to be business combinations during 2017 or 2016.

(g)	Amount for 2017 includes projects that were partially completed in 2016.

(h)	Many of our lease agreements include contractual increases indexed to changes in the CPI or similar indices in the jurisdictions in which the properties are located.

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at December 31, 2017 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	Number of Properties	ABR	ABR Percent	Weighted-Average Lease Term (Years)
Hellweg Die Profi-Baumärkte GmbH & Co. KG (a)	Retail	Retail Stores	Germany	53	$36,375	5.3%	16.2
U-Haul Moving Partners Inc. and Mercury Partners, LP	Self Storage	Cargo Transportation, Consumer Services	United States	78	31,853	4.7%	6.3
State of Andalucia (a)	Office	Sovereign and Public Finance	Spain	70	29,163	4.3%	17.0
Pendragon PLC (a)	Retail	Retail Stores, Consumer Services	United Kingdom	70	22,266	3.3%	12.3
Marriott Corporation	Hotel	Hotel, Gaming and Leisure	United States	18	20,065	2.9%	5.9
Forterra Building Products (a) (b)	Industrial	Construction and Building	United States and Canada	49	17,496	2.6%	18.3
OBI Group (a)	Office, Retail	Retail Stores	Poland	18	16,565	2.4%	6.4
True Value Company	Warehouse	Retail Stores	United States	7	15,680	2.3%	5.0
UTI Holdings, Inc.	Education Facility	Consumer Services	United States	5	14,484	2.1%	4.2
ABC Group Inc. (c)	Industrial, Office, Warehouse	Automotive	Canada, Mexico, and United States	14	14,110	2.1%	18.9
Total				382	$218,057	32.0%	11.5
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Of the 49 properties leased to Forterra Building Products, 44 are located in the United States and five are located in Canada.

(c)
Of the 14 properties leased to ABC Group Inc., six are located in Canada, four are located in Mexico, and four are located in the United States, subject to three master leases all denominated in U.S. dollars.

W. P. Carey 2017 10-K – 38

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
United States
South
Texas	$56,704	8.3%	8,192	9.6%
Florida	29,419	4.3%	2,657	3.1%
Georgia	21,535	3.2%	3,293	3.9%
Tennessee	15,520	2.3%	2,306	2.7%
Other (b)	11,310	1.7%	2,279	2.7%
Total South	134,488	19.8%	18,727	22.0%

East
North Carolina	19,856	2.9%	4,518	5.3%
Pennsylvania	18,880	2.8%	2,525	3.0%
New Jersey	18,768	2.8%	1,097	1.3%
New York	18,258	2.7%	1,178	1.4%
Massachusetts	15,481	2.3%	1,390	1.6%
Virginia	7,630	1.1%	1,025	1.2%
Connecticut	6,949	1.0%	1,135	1.3%
Other (b)	18,019	2.6%	3,782	4.5%
Total East	123,841	18.2%	16,650	19.6%

West
California	41,296	6.1%	3,213	3.8%
Arizona	26,860	3.9%	3,049	3.6%
Colorado	9,941	1.5%	864	1.0%
Other (b)	26,665	3.9%	3,230	3.8%
Total West	104,762	15.4%	10,356	12.2%

Midwest
Illinois	21,839	3.2%	3,295	3.9%
Michigan	12,244	1.8%	1,456	1.7%
Indiana	9,331	1.4%	1,418	1.7%
Minnesota	8,896	1.3%	947	1.1%
Ohio	8,621	1.3%	1,911	2.3%
Other (b)	24,307	3.5%	4,385	5.2%
Total Midwest	85,238	12.5%	13,412	15.9%
United States Total	448,329	65.9%	59,145	69.7%

International
Germany	58,860	8.6%	5,967	7.0%
United Kingdom	34,465	5.1%	2,324	2.7%
Spain	30,920	4.5%	2,927	3.4%
Poland	18,623	2.7%	2,189	2.6%
The Netherlands	15,654	2.3%	2,233	2.6%
France	14,772	2.2%	1,266	1.5%
Finland	13,237	1.9%	1,121	1.3%
Canada	12,807	1.9%	2,196	2.6%
Australia	12,786	1.9%	3,272	3.9%
Other (c)	20,219	3.0%	2,259	2.7%
International Total	232,343	34.1%	25,754	30.3%

Total	$680,672	100.0%	84,899	100.0%

W. P. Carey 2017 10-K – 39

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
Industrial	$202,354	29.7%	38,318	45.1%
Office	170,284	25.0%	11,134	13.1%
Retail	112,544	16.5%	9,690	11.4%
Warehouse	94,999	14.0%	17,878	21.1%
Self Storage	31,853	4.7%	3,535	4.2%
Other (d)	68,638	10.1%	4,344	5.1%
Total	$680,672	100.0%	84,899	100.0%
__________

(a)	Includes square footage for any vacant properties.

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

(c)	Includes assets in Norway, Hungary, Austria, Mexico, Sweden, Belgium, and Japan.

(d)	Includes ABR from tenants with the following property types: education facility, hotel, theater, fitness facility, and net-lease student housing.

W. P. Carey 2017 10-K – 40

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	ABR Percent	Square Footage	Square Footage Percent
Retail Stores (a)	$120,061	17.6%	14,916	17.6%
Consumer Services	71,640	10.5%	5,604	6.6%
Automotive	56,162	8.3%	9,044	10.7%
Sovereign and Public Finance	43,522	6.4%	3,411	4.0%
Construction and Building	37,093	5.4%	8,142	9.6%
Hotel, Gaming, and Leisure	35,368	5.2%	2,254	2.7%
Beverage, Food, and Tobacco	31,230	4.6%	6,876	8.1%
Cargo Transportation	29,063	4.3%	3,860	4.5%
Healthcare and Pharmaceuticals	28,329	4.2%	2,048	2.4%
High Tech Industries	28,264	4.2%	2,490	2.9%
Containers, Packaging, and Glass	27,517	4.0%	5,325	6.3%
Media: Advertising, Printing, and Publishing	24,153	3.5%	1,588	1.9%
Capital Equipment	22,720	3.3%	3,731	4.4%
Business Services	14,294	2.1%	1,739	2.0%
Grocery	11,515	1.7%	1,228	1.5%
Durable Consumer Goods	11,509	1.7%	2,485	2.9%
Wholesale	10,893	1.6%	1,799	2.1%
Aerospace and Defense	10,609	1.6%	1,115	1.3%
Banking	10,453	1.5%	702	0.8%
Chemicals, Plastics, and Rubber	9,379	1.4%	1,108	1.3%
Metals and Mining	9,209	1.4%	1,341	1.6%
Non-Durable Consumer Goods	8,159	1.2%	1,883	2.2%
Oil and Gas	8,006	1.2%	333	0.4%
Telecommunications	7,068	1.0%	418	0.5%
Other (b)	14,456	2.1%	1,459	1.7%
Total	$680,672	100.0%	84,899	100.0%
__________

(a)	Includes automotive dealerships.

(b)
Includes ABR from tenants in the following industries: insurance, electricity, media: broadcasting and subscription, forest products and paper, and environmental industries. Also includes square footage for vacant properties.

W. P. Carey 2017 10-K – 41

Lease Expirations
(in thousands, except percentages and number of leases)

Year of Lease Expiration (a)	Number of Leases Expiring	ABR	ABR Percent	Square Footage	Square Footage Percent
2018 (b)	4	$9,394	1.4%	912	1.1%
2019	20	27,820	4.1%	2,419	2.8%
2020	24	33,439	4.9%	3,343	3.9%
2021	80	40,900	6.0%	6,301	7.4%
2022	41	70,270	10.3%	9,451	11.1%
2023	21	41,567	6.1%	5,811	6.8%
2024 (c)	43	96,171	14.1%	11,592	13.7%
2025	41	31,053	4.6%	3,439	4.1%
2026	19	19,020	2.8%	3,159	3.7%
2027	26	42,998	6.3%	6,052	7.1%
2028	11	22,312	3.3%	2,551	3.0%
2029	10	18,834	2.8%	2,562	3.0%
2030	10	30,007	4.4%	2,680	3.2%
2031	55	34,688	5.1%	2,879	3.4%
Thereafter (>2031)	45	162,199	23.8%	21,608	25.5%
Vacant	—	—	—%	140	0.2%
Total	450	$680,672	100.0%	84,899	100.0%
__________

(a)	Assumes tenants do not exercise any renewal options.

(b)	One month-to-month lease with ABR of $0.1 million is included in 2018 ABR.

(c)
Includes ABR of $12.3 million from a tenant (The New York Times Company) that exercised its option in January 2018 to repurchase the property it is leasing from a jointly owned investment with our affiliate, CPA:17 – Global, in which we have a 45% equity interest and which is consolidated by CPA:17 – Global. The repurchase is expected to be completed in December 2019, but there can be no assurance that such repurchase will be completed (Note 19).

Terms and Definitions

Pro Rata Metrics —The portfolio information above contains certain metrics prepared under the pro rata consolidation method. We refer to these metrics as pro rata metrics. We have a number of investments, usually with our affiliates, in which our economic ownership is less than 100%. Under the full consolidation method, we report 100% of the assets, liabilities, revenues, and expenses of those investments that are deemed to be under our control or for which we are deemed to be the primary beneficiary, even if our ownership is less than 100%. Also, for all other jointly owned investments, which we do not control, we report our net investment and our net income or loss from that investment. Under the pro rata consolidation method, we present our proportionate share, based on our economic ownership of these jointly owned investments, of the portfolio metrics of those investments. Multiplying each of our jointly owned investments’ financial statement line items by our percentage ownership and adding or subtracting those amounts from our totals, as applicable, may not accurately depict the legal and economic implications of holding an ownership interest of less than 100% in our jointly owned investments.

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of December 31, 2017. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

W. P. Carey 2017 10-K – 42

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

As a result of our decision to exit non-traded retail fundraising activities as of June 30, 2017, we have revised how we view and present a component of our two reportable segments. As such, beginning with the second quarter of 2017, we include equity in earnings of equity method investments in the Managed Programs in our Investment Management segment (Note 1). Earnings from our investment in CCIF continue to be included in our Investment Management segment. Results of operations for prior periods have been reclassified to conform to the current period presentation.

W. P. Carey 2017 10-K – 43

Owned Real Estate

The following table presents the comparative results of our Owned Real Estate segment (in thousands):

	Years Ended December 31,
	2017	2016	Change	2016	2015	Change
Revenues
Lease revenues	$630,373	$663,463	$(33,090)	$663,463	$656,956	$6,507
Operating property revenues	30,562	30,767	(205)	30,767	30,515	252
Reimbursable tenant costs	21,524	25,438	(3,914)	25,438	22,832	2,606
Lease termination income and other	4,749	35,696	(30,947)	35,696	25,145	10,551
	687,208	755,364	(68,156)	755,364	735,448	19,916
Operating Expenses
Depreciation and amortization:
Net-leased properties	243,867	266,637	(22,770)	266,637	270,241	(3,604)
Operating properties	4,276	4,238	38	4,238	4,251	(13)
Corporate depreciation and amortization	1,289	1,399	(110)	1,399	1,744	(345)
	249,432	272,274	(22,842)	272,274	276,236	(3,962)
Property expenses:
Operating property expenses	23,426	22,669	757	22,669	22,119	550
Reimbursable tenant costs	21,524	25,438	(3,914)	25,438	22,832	2,606
Net-leased properties	17,330	26,762	(9,432)	26,762	30,080	(3,318)
	62,280	74,869	(12,589)	74,869	75,031	(162)
General and administrative	39,002	34,591	4,411	34,591	47,676	(13,085)
Stock-based compensation expense	6,960	5,224	1,736	5,224	7,873	(2,649)
Impairment charges	2,769	59,303	(56,534)	59,303	29,906	29,397
Other expenses	605	2,993	(2,388)	2,993	(9,908)	12,901
Restructuring and other compensation	—	4,413	(4,413)	4,413	—	4,413
	361,048	453,667	(92,619)	453,667	426,814	26,853
Other Income and Expenses
Interest expense	(165,775)	(183,409)	17,634	(183,409)	(194,326)	10,917
Equity in earnings of equity method investments in real estate	13,068	12,928	140	12,928	13,874	(946)
Other income and (expenses)	(5,655)	3,665	(9,320)	3,665	1,952	1,713
	(158,362)	(166,816)	8,454	(166,816)	(178,500)	11,684
Income before income taxes and gain on sale of real estate	167,798	134,881	32,917	134,881	130,134	4,747
(Provision for) benefit from income taxes	(1,743)	3,418	(5,161)	3,418	(17,948)	21,366
Income before gain on sale of real estate	166,055	138,299	27,756	138,299	112,186	26,113
Gain on sale of real estate, net of tax	33,878	71,318	(37,440)	71,318	6,487	64,831
Net Income from Owned Real Estate	199,933	209,617	(9,684)	209,617	118,673	90,944
Net income attributable to noncontrolling interests	(7,794)	(7,060)	(734)	(7,060)	(10,961)	3,901
Net Income from Owned Real Estate Attributable to W. P. Carey	$192,139	$202,557	$(10,418)	$202,557	$107,712	$94,845

W. P. Carey 2017 10-K – 44

Property Level Contribution

The following table presents the Property level contribution for our consolidated net-leased and operating properties, as well as a reconciliation to Net income from Owned Real Estate attributable to W. P. Carey (in thousands):

	Years Ended December 31,
	2017	2016	Change	2016	2015	Change
Existing Net-Leased Properties
Lease revenues	$527,396	$521,862	$5,534	$521,862	$524,773	$(2,911)
Property expenses	(11,985)	(11,159)	(826)	(11,159)	(13,306)	2,147
Depreciation and amortization	(200,473)	(198,259)	(2,214)	(198,259)	(212,718)	14,459
Property level contribution	314,938	312,444	2,494	312,444	298,749	13,695
Recently Acquired Net-Leased Properties
Lease revenues	95,300	72,964	22,336	72,964	32,482	40,482
Property expenses	(3,311)	(2,707)	(604)	(2,707)	(2,291)	(416)
Depreciation and amortization	(40,386)	(32,211)	(8,175)	(32,211)	(13,842)	(18,369)
Property level contribution	51,603	38,046	13,557	38,046	16,349	21,697
Properties Sold or Held for Sale
Lease revenues	7,677	68,637	(60,960)	68,637	99,701	(31,064)
Operating revenues	—	64	(64)	64	950	(886)
Property expenses	(2,034)	(13,001)	10,967	(13,001)	(15,027)	2,026
Depreciation and amortization	(3,008)	(36,175)	33,167	(36,175)	(43,841)	7,666
Property level contribution	2,635	19,525	(16,890)	19,525	41,783	(22,258)
Operating Properties
Revenues	30,562	30,703	(141)	30,703	29,565	1,138
Property expenses	(23,426)	(22,564)	(862)	(22,564)	(21,575)	(989)
Depreciation and amortization	(4,276)	(4,230)	(46)	(4,230)	(4,091)	(139)
Property level contribution	2,860	3,909	(1,049)	3,909	3,899	10
Property Level Contribution	372,036	373,924	(1,888)	373,924	360,780	13,144
Add: Lease termination income and other	4,749	35,696	(30,947)	35,696	25,145	10,551
Less other expenses:
General and administrative	(39,002)	(34,591)	(4,411)	(34,591)	(47,676)	13,085
Stock-based compensation expense	(6,960)	(5,224)	(1,736)	(5,224)	(7,873)	2,649
Impairment charges	(2,769)	(59,303)	56,534	(59,303)	(29,906)	(29,397)
Corporate depreciation and amortization	(1,289)	(1,399)	110	(1,399)	(1,744)	345
Other expenses	(605)	(2,993)	2,388	(2,993)	9,908	(12,901)
Restructuring and other compensation	—	(4,413)	4,413	(4,413)	—	(4,413)
Other Income and Expenses
Interest expense	(165,775)	(183,409)	17,634	(183,409)	(194,326)	10,917
Equity in earnings of equity method investments in real estate	13,068	12,928	140	12,928	13,874	(946)
Other income and (expenses)	(5,655)	3,665	(9,320)	3,665	1,952	1,713
	(158,362)	(166,816)	8,454	(166,816)	(178,500)	11,684
Income before income taxes and gain on sale of real estate	167,798	134,881	32,917	134,881	130,134	4,747
(Provision for) benefit from income taxes	(1,743)	3,418	(5,161)	3,418	(17,948)	21,366
Income before gain on sale of real estate	166,055	138,299	27,756	138,299	112,186	26,113
Gain on sale of real estate, net of tax	33,878	71,318	(37,440)	71,318	6,487	64,831
Net Income from Owned Real Estate	199,933	209,617	(9,684)	209,617	118,673	90,944
Net income attributable to noncontrolling interests	(7,794)	(7,060)	(734)	(7,060)	(10,961)	3,901
Net Income from Owned Real Estate Attributable to W. P. Carey	$192,139	$202,557	$(10,418)	$202,557	$107,712	$94,845

W. P. Carey 2017 10-K – 45

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

During the year ended December 31, 2017, certain of our properties were damaged by Hurricane Harvey and Hurricane Irma. As a result, we evaluated such properties to determine if any losses should be recognized. We determined that the damages incurred were immaterial, and as such, no losses have been recorded.

Existing Net-Leased Properties

Existing net-leased properties are those that we acquired or placed into service prior to January 1, 2015 and that were not sold or held for sale during the periods presented. For the periods presented, there were 709 existing net-leased properties.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, lease revenues from existing net-leased properties increased by $4.7 million due to new leases, $4.2 million related to scheduled rent increases, $3.3 million as a result of an increase in the average exchange rate of the U.S. dollar in relation to foreign currencies (primarily the euro) between the years, and $3.0 million related to completed build-to-suit or expansion projects on existing properties. These increases were partially offset by decreases of $5.7 million related to accelerated amortization of an above-market rent intangible in connection with a lease restructuring in 2017, $2.5 million due to lease expirations, and $1.9 million as a result of other lease restructurings. Depreciation and amortization expense from existing net-leased properties increased primarily as a result of an increase in the average exchange rate of the U.S. dollar in relation to foreign currencies (primarily the euro) between the years.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, depreciation and amortization from existing net-leased properties decreased primarily due to accelerated amortization of in-place lease intangibles as a result of lease terminations in 2015. Lease revenues from existing net-leased properties decreased by $10.1 million due to lease expirations, $2.4 million as a result of a decrease in the average foreign exchange rate of the U.S. dollar in relation to foreign currencies (primarily the British pound sterling) between the years, and $1.3 million as a result of lease restructurings. These decreases were partially offset by increases of $6.6 million as a result of new leases and $4.5 million due to scheduled rent increases.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2014 and that were not sold or held for sale during the periods presented. Since January 1, 2015, we acquired 14 investments, comprised of 162 properties (94 of which we acquired in 2015, 66 of which we acquired in 2016, and two of which we acquired in 2017), and placed one property into service (in 2015).

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, lease revenues increased by $0.5 million as a result of the two properties we acquired during the year ended December 31, 2017 and $22.3 million as a result of the 66 properties we acquired during the year ended December 31, 2016. Depreciation and amortization expense increased primarily as a result of a full year of activity for the 66 properties we acquired during the year ended December 31, 2016.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, lease revenues increased by $24.7 million as a result of the 66 properties we acquired during the year ended December 31, 2016 and $15.8 million as a result of the 95 properties we acquired or placed into service during the year ended December 31, 2015. Depreciation and amortization expense increased by $11.3 million as a result of the 66 properties we acquired during the year ended December 31, 2016 and by $7.1 million as a result of a full year of activity for the 95 properties we acquired or placed into service during the year ended December 31, 2015.

W. P. Carey 2017 10-K – 46

Properties Sold or Held for Sale

In addition to the impact on property level contribution related to properties we sold or classified as held for sale during the periods presented, we recognized gains and losses on sale of real estate, lease termination income, impairment charges, allowances for credit losses, and gain (loss) on extinguishment of debt. The impact of these transactions is described in further detail below and in Note 16.

During the year ended December 31, 2017, we disposed of 18 properties, one of which was held for sale at December 31, 2016 (Note 4), and a parcel of vacant land.

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

In addition, during the years ended December 31, 2016 and 2015, we recorded allowances for credit losses of $7.1 million and $8.7 million, respectively, in property expenses, with regard to an international direct financing lease investment that was sold in August 2017, due to a decline in the estimated amount of future payments we would receive from the tenant (Note 5).

During the year ended December 31, 2015, we disposed of 14 properties.

Operating Properties

Operating properties consist of our investments in two hotels for all periods presented.

For the year ended December 31, 2017 as compared to 2016, property expenses for operating properties increased due to increased room, food service, and marketing costs.

For the year ended December 31, 2016 as compared to 2015, property level contribution from operating properties was substantially unchanged.

Other Revenues and Expenses

Lease Termination Income and Other

2017 — For the year ended December 31, 2017, lease termination income and other was $4.7 million. We received proceeds from a bankruptcy settlement claim with a former tenant and recognized income related to a lease termination that occurred during the first quarter of 2017. Lease termination income and other also consists of earnings from our note receivable (Note 5).

2016 — For the year ended December 31, 2016, lease termination income and other was $35.7 million, primarily consisting of the $32.2 million of lease termination income related to a domestic property that was sold in February 2016, as discussed above (Note 16).

W. P. Carey 2017 10-K – 47

2015 — For the year ended December 31, 2015, lease termination income and other was $25.1 million, primarily consisting of:

•	$15.0 million of lease termination income related to the domestic property that was sold in February 2016, as discussed above (Note 16);

•	$2.7 million in lease termination income related to a tenant paying us at the end of the lease term for costs associated with repairs the tenant was required to make under the terms of the lease;

•	$2.4 million of other income in connection with the termination by the buyer of a purchase and sale agreement on one of our properties; and

•	$2.7 million of lease termination income due to the early termination of two leases during the first quarter of 2015.

General and Administrative

Beginning with the third quarter of 2017, personnel and rent expenses included within general and administrative expenses that are recorded by our Owned Real Estate segment are allocated based on time incurred by our personnel for the Owned Real Estate and Investment Management segments. In light of our exit from non-traded retail fundraising activities as of June 30, 2017 (Note 1), we believe that this allocation methodology is appropriate.

As discussed in Note 3, certain personnel costs and overhead costs are charged to the CPA REITs based on the trailing 12-month reported revenues of the Managed Programs and us. We allocate certain personnel and overhead costs to the CWI REITs based on the time incurred by our personnel. We allocate certain personnel costs based on the time incurred by our personnel to CESH I and, prior to our resignation as the advisor to CCIF in the third quarter of 2017, to the Managed BDCs. This methodology has been in place during the entire reporting period covered in this Report.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, general and administrative expenses in our Owned Real Estate segment, which excludes restructuring and other compensation expenses as described below, increased by $4.4 million, primarily due to the change in methodology for allocation of expenses between our Owned Real Estate and Investment Management segments discussed above.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, general and administrative expenses in our Owned Real Estate segment, which excludes restructuring and other compensation expenses as described below, decreased by $13.1 million, primarily due to an overall decline in compensation expense and professional fees as a result of a reduction in headcount, including the RIF in 2016, and other cost savings initiatives implemented during 2016. The allocation of personnel and overhead costs to our Owned Real Estate segment also declined as a result of a change in the mix of investment volume on which a portion of the allocation is based. Also contributing to the decrease was lower compensation paid to investment officers related to our owned real estate acquisitions, which decreased by $3.4 million during 2016 as compared to 2015, as a result of lower acquisition volume in 2016.

Stock-based Compensation Expense

Beginning with the third quarter of 2017, stock-based compensation expense is allocated to our Owned Real Estate and Investment Management segments based on time incurred by our personnel for those segments. In light of our exit from non-traded retail fundraising activities as of June 30, 2017 (Note 1), we believe that this allocation methodology is appropriate. For a description of our equity plans and awards, please see Note 14.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, stock-based compensation expense allocated to the Owned Real Estate segment increased by $1.7 million, primarily due to the change in methodology for allocation of expenses between our Owned Real Estate and Investment Management segments.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, stock-based compensation expense allocated to the Owned Real Estate segment decreased by $2.6 million, primarily due to the reduction in restricted share units, or RSUs, and performance share units, or PSUs, outstanding as a result of the RIF (Note 12), as well as a reduced allocation of costs resulting from lower investment volume in our Owned Real Estate segment as compared to the investment volume for the Managed Programs.

W. P. Carey 2017 10-K – 48

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

2017 — For the year ended December 31, 2017, we recognized impairment charges totaling $2.8 million to reduce the carrying values of certain assets to their estimated fair values, consisting of the following:

•	$2.2 million recognized on a property due to a tenant bankruptcy; and

•	$0.6 million recognized on a property that is expected to be sold.

2016 — For the year ended December 31, 2016, we recognized impairment charges totaling $59.3 million to reduce the carrying values of certain assets to their estimated fair values, consisting of the following:

•	$41.0 million recognized on a portfolio of 14 properties that was sold in October 2016;

•
$11.4 million, including an amount attributable to a noncontrolling interest of $1.2 million, recognized on four vacant or partially vacant properties, one of which was sold in 2016 and three of which were disposed of during 2017; and

•	$7.0 million recognized on a property that was sold in January 2017.

2015 — For the year ended December 31, 2015, we recognized impairment charges totaling $29.9 million to reduce the carrying values of certain assets to their estimated fair values, consisting of the following:

•	$8.7 million recognized on a property due to the expected expiration of its related lease; this property was disposed of in January 2017;

•	$6.9 million recognized on a property that was demolished in accordance with a plan to redevelop the property;

•	$6.9 million, including an amount attributable to a noncontrolling interest of $1.0 million, recognized on two properties and a parcel of vacant land that were sold during 2017;

•	$4.1 million recognized on three properties that were disposed of during 2015 or 2016; and

•	$3.3 million recognized on five properties as a result of other-than-temporary declines in the estimated fair values of the buildings’ residual values.

Other Expenses

Other expenses consist primarily of costs incurred related to the formal strategic review that we completed in May 2016, as well as acquisition-related costs incurred on investments that are accounted for as business combinations, which are required to be expensed under current accounting guidance. However, following our adoption of ASU 2017-01 on January 1, 2017, all transaction costs incurred during the year ended December 31, 2017 were capitalized since our acquisitions during the year were classified as asset acquisitions. Most of our future acquisitions are likely to be classified as asset acquisitions (Note 2).

2016 — For the year ended December 31, 2016, Other expenses were $3.0 million, which consisted of advisory expenses and professional fees within our Owned Real Estate segment in connection with the formal strategic review that we completed in May 2016.

2015 — For the year ended December 31, 2015, Other expenses included a reversal of $25.0 million of liabilities for German real estate transfer taxes that were previously recorded in connection with both the CPA:15 Merger in September 2012 and the restructuring of a German investment, Hellweg Die Profi-Baumärkte GmbH & Co. KG, or Hellweg 2, in October 2013 (Note 7). Based on the German tax authority’s revocation of its previous position on the application of a ruling in Federal German tax court, the obligation to pay the transfer taxes in connection with these transactions was no longer deemed probable of occurring. This benefit was partially offset by property acquisition expenses of $11.5 million and advisory expenses and professional fees of $3.6 million incurred related to the formal strategic review that we completed in May 2016.

W. P. Carey 2017 10-K – 49

Restructuring and Other Compensation

2016 — For the year ended December 31, 2016, we recorded total restructuring and other compensation expenses of $11.9 million, of which $4.4 million was allocated to our Owned Real Estate segment. Included in the total was $5.1 million of severance related to our employment agreement with our former chief executive officer and $6.8 million related to severance, stock-based compensation, and other costs incurred as part of the employee terminations and RIF during the year (Note 12).

Interest Expense

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, interest expense decreased by $17.6 million, primarily due to an overall decrease in our weighted-average interest rate, as well as an overall decrease in our average outstanding debt balance. Our weighted-average interest rate was 3.6% and 3.9% during the years ended December 31, 2017 and 2016, respectively. Our average outstanding debt balance was $4.3 billion and $4.5 billion during the years ended December 31, 2017 and 2016, respectively. The weighted-average interest rate of our debt decreased primarily as a result of paying off certain non-recourse mortgage loans with unsecured borrowings, which bear interest at a lower rate than our mortgage loans (Note 10).

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, interest expense decreased by $10.9 million, primarily due to an overall decrease in our weighted-average interest rate. Our weighted-average interest rate was 3.9% and 4.1% during the years ended December 31, 2016 and 2015, respectively. The weighted-average interest rate of our debt decreased primarily as a result of paying off certain non-recourse mortgage loans with unsecured borrowings, which bear interest at a lower rate than our mortgage loans.

Other Income and (Expenses)

Other income and (expenses) primarily consists of gains and losses on foreign currency transactions, derivative instruments, and extinguishment of debt. Gains and losses on foreign currency transactions are recognized on the remeasurement of certain of our euro-denominated unsecured debt instruments that are not designated as net investment hedges. We also make certain foreign currency-denominated intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short-term loans, are included in the determination of net income. In addition, we have certain derivative instruments, including common stock warrants and foreign currency forward and collar contracts, that are not designated as hedges for accounting purposes, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

2017 — For the year ended December 31, 2017, net other expenses were $5.7 million. During the year, we recognized net realized and unrealized losses of $18.7 million on foreign currency transactions as a result of changes in foreign currency exchange rates. This loss was partially offset by realized gains of $10.6 million on foreign currency forward contracts and foreign currency collars, as well as interest income of $2.2 million primarily related to our loans to affiliates (Note 3).

2016 — For the year ended December 31, 2016, net other income was $3.7 million. During the year, we recognized realized gains of $9.4 million related to foreign currency forward contracts and foreign currency collars and unrealized gains of $3.7 million recognized primarily on interest rate swaps that did not qualify for hedge accounting. In addition, we recognized a gain of $0.7 million in our Owned Real Estate segment on the deconsolidation of one of the Managed Programs, CESH I, once it had raised a sufficient level of funds in its private placement (Note 2). These gains were partially offset by net realized and unrealized losses of $6.2 million recognized on foreign currency transactions as a result of changes in foreign currency exchange rates and a net loss on extinguishment of debt of $4.1 million related to the payoff of mortgage loans.

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

W. P. Carey 2017 10-K – 50

(Provision for) Benefit from Income Taxes

2017 vs. 2016 — For the year ended December 31, 2017, we recorded a provision for income taxes of $1.7 million, compared to a benefit from income taxes of $3.4 million recognized during the year ended December 31, 2016. The change was primarily the result of a one-time tax assessment on a portfolio of foreign properties in 2017.

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

Gain on Sale of Real Estate, Net of Tax

Gain on sale of real estate, net of tax consists of gain on the sale of properties that were disposed of during the years ended December 31, 2017, 2016, and 2015. Our dispositions are more fully described in Note 16.

2017 — During the year ended December 31, 2017, we sold 16 properties and a parcel of vacant land for total proceeds of $159.9 million, net of selling costs, and recognized a net gain on these sales of $33.9 million. In connection with the sale of a property in Malaysia in August 2017 and the sale of two properties in Thailand in December 2017, and in accordance with Accounting Standards Codification, or ASC, 830-30-40, Foreign Currency Matters, we reclassified an aggregate of $3.4 million of net foreign currency translation losses from Accumulated other comprehensive loss to Gain on sale of real estate, net of tax (as a reduction to Gain on sale of real estate, net of tax), since the sales represented disposals of all of our Malaysian and Thai investments (Note 13). In addition, in January 2017, we transferred ownership of two international properties and the related non-recourse mortgage loan, which had an aggregate asset carrying value of $31.3 million and an outstanding balance of $28.1 million (net of $3.8 million of cash held in escrow that was retained by the mortgage lender), respectively, on the dates of transfer, to the mortgage lender, resulting in a net loss of less than $0.1 million.

2016 — During the year ended December 31, 2016, we sold 30 properties and a parcel of vacant land for net proceeds of $542.4 million and recognized a net gain on these sales, net of tax totaling $42.6 million, including amounts attributable to noncontrolling interests of $0.9 million. In addition, in April 2016, we transferred ownership of a vacant international property and the related non-recourse mortgage loan, which had a carrying value of $39.8 million and an outstanding balance of $60.9 million, respectively, on the date of transfer, to the mortgage lender, resulting in a net gain of $16.4 million. Also, in July 2016, a vacant domestic property with an asset carrying value of $13.7 million, which was encumbered by a $24.3 million mortgage loan (net of $2.6 million of cash held in escrow that was retained by the mortgage lender), was foreclosed upon by the mortgage lender, resulting in a net gain of $11.6 million. In October 2016, we transferred ownership of an international property and the related non-recourse mortgage loan to the mortgage lender. At the date of the transfer, the property had an asset carrying value of $3.2 million and the related non-recourse mortgage loan had an outstanding balance of $4.5 million, resulting in a net gain of $0.6 million.

2015 — During the year ended December 31, 2016, we sold 13 properties and recognized a net gain on these sales, net of tax totaling $5.9 million. In addition, in July 2015, a vacant domestic property was foreclosed upon and sold, and we recognized a gain of $0.6 million in connection with that disposition.

Net Income Attributable to Noncontrolling Interests

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, net income attributable to noncontrolling interests decreased by $3.9 million, primarily due to the noncontrolling interest holder’s portion of the reversal of reserves for German real estate transfer tax liabilities regarding the Hellweg 2 investment during 2015 discussed above, partially offset by income attributable to noncontrolling interests of $1.5 million recognized during 2016 related to a self-storage property that we sold during the year.

W. P. Carey 2017 10-K – 51

Investment Management

We earn revenue as the advisor to the Managed Programs. For the periods presented, we acted as advisor to the following affiliated Managed Programs: CPA:17 – Global, CPA:18 – Global, CWI 1, CWI 2 (since February 9, 2015), CCIF (from February 27, 2015 through September 10, 2017), and CESH I (since June 3, 2016). On June 15, 2017, our Board approved a plan to exit non-traded retail fundraising activities carried out by our wholly-owned broker-dealer subsidiary, Carey Financial, as of June 30, 2017. In August 2017, we resigned as the advisor to CCIF and our advisory agreement with CCIF was terminated, effective as of September 11, 2017. CCIF was included in the Managed Programs prior to our resignation as its advisor. We currently expect to continue to manage all existing Managed Programs through the end of their respective life cycles (Note 1).

The following tables present other operating data that management finds useful in evaluating results of operations (dollars in millions):

	As of December 31,
	2017	2016	2015
Total properties — Managed Programs (a)	628	606	602
Assets under management — Managed Programs (b)	$13,125.1	$12,874.8	$11,045.3
Cumulative funds raised — CPA:18 – Global offering (c) (d)	1,243.5	1,243.5	1,243.5
Cumulative funds raised — CWI 2 offering (c) (e)	851.3	616.3	247.0
Cumulative funds raised — CCIF offering (f)	195.3	125.1	2.0
Cumulative funds raised — CESH I offering (g)	139.7	112.8	—

	For the Years Ended December 31,
	2017	2016	2015
Financings structured — Managed Programs	$1,034.5	$1,362.8	$1,196.9
Investments structured — Managed Programs (h)	1,248.5	1,558.9	2,533.9
Funds raised — CPA:18 – Global offering (c) (d)	—	—	100.4
Funds raised — CWI 2 offering (c) (e)	235.0	369.3	247.0
Funds raised — CCIF offering (f)	70.2	123.1	2.0
Funds raised — CESH I offering (g)	26.9	112.8	—
__________

(a)
Includes properties owned by CPA:17 – Global and CPA:18 – Global for all periods. Includes hotels owned by CWI 1 and CWI 2 for all periods. Includes properties owned by CESH I at December 31, 2017 and 2016.

(b)
Represents the estimated fair value of the real estate assets owned by the Managed REITs, which was calculated by us as the advisor to the Managed REITs based in part upon third-party appraisals, plus cash and cash equivalents, less distributions payable. Amounts as of December 31, 2017 and 2016 also include the fair value of the investment assets, plus cash, owned by CESH I. Amounts as of December 31, 2016 and 2015 included the fair value of the investment assets, plus cash, owned by CCIF.

(c)	Excludes reinvested distributions through each entity’s distribution reinvestment plan.

(d)	Reflects funds raised from CPA:18 – Global’s initial public offering, which commenced in May 2013 and closed in April 2015.

(e)	Reflects funds raised from CWI 2’s initial public offering, which commenced in February 2015 and closed on July 31, 2017.

(f)
Amount represents funding from the CCIF Feeder Funds to CCIF. We began to raise funds on behalf of the CCIF Feeder Funds in the fourth quarter of 2015. One of the CCIF Feeder Funds, CCIF 2016 T, closed its offering on April 28, 2017. In August 2017, we resigned as the advisor to CCIF and our advisory agreement with CCIF was terminated, effective as of September 11, 2017.

(g)	Reflects funds raised from CESH I’s private placement, which commenced in July 2016 and closed on July 31, 2017.

(h)	Includes acquisition-related costs.

W. P. Carey 2017 10-K – 52

Below is a summary of comparative results of our Investment Management segment (in thousands):

	Years Ended December 31,
	2017	2016	Change	2016	2015	Change
Revenues
Asset management revenue	$70,125	$61,971	$8,154	$61,971	$49,984	$11,987
Reimbursable costs from affiliates	51,445	66,433	(14,988)	66,433	55,837	10,596
Structuring revenue	34,198	47,328	(13,130)	47,328	92,117	(44,789)
Dealer manager fees	4,430	8,002	(3,572)	8,002	4,794	3,208
Other advisory revenue	896	2,435	(1,539)	2,435	203	2,232
	161,094	186,169	(25,075)	186,169	202,935	(16,766)
Operating Expenses
Reimbursable costs from affiliates	51,445	66,433	(14,988)	66,433	55,837	10,596
General and administrative	31,889	47,761	(15,872)	47,761	55,496	(7,735)
Subadvisor fees	13,600	14,141	(541)	14,141	11,303	2,838
Stock-based compensation expense	11,957	12,791	(834)	12,791	13,753	(962)
Restructuring and other compensation	9,363	7,512	1,851	7,512	—	7,512
Dealer manager fees and expenses	6,544	12,808	(6,264)	12,808	11,403	1,405
Depreciation and amortization	3,902	4,236	(334)	4,236	4,079	157
Other expenses	—	2,384	(2,384)	2,384	2,144	240
	128,700	168,066	(39,366)	168,066	154,015	14,051
Other Income and Expenses
Equity in earnings of equity method investments in the Managed Programs	51,682	51,791	(109)	51,791	37,146	14,645
Other income and (expenses)	2,042	2,002	40	2,002	161	1,841
	53,724	53,793	(69)	53,793	37,307	16,486
Income before income taxes	86,118	71,896	14,222	71,896	86,227	(14,331)
Provision for income taxes	(968)	(6,706)	5,738	(6,706)	(19,673)	12,967
Net Income from Investment Management	85,150	65,190	19,960	65,190	66,554	(1,364)
Net income attributable to noncontrolling interests	—	—	—	—	(2,008)	2,008
Net Income from Investment Management Attributable to W. P. Carey	$85,150	$65,190	$19,960	$65,190	$64,546	$644

Asset Management Revenue

We earn asset management revenue from (i) the CPA REITs based on the value of their real estate-related assets under management, (ii) the CWI REITs based on the value of their lodging-related assets under management, (iii) CESH I based on its gross assets under management at fair value, and (iv) CCIF, prior to our resignation as its advisor in the third quarter of 2017, based on the average of its gross assets under management at fair value. Asset management revenue may increase or decrease depending upon increases in the Managed Programs’ asset bases as a result of new investments, decreases in the Managed Programs’ asset bases as a result of sales of investments, and increases or decreases in the appraised value of the real estate-related and lodging-related assets in the investment portfolios of the Managed Programs. Prior to our resignation as the advisor to CCIF, asset management revenue also increased or decreased depending on increases or decreases in the fair value of CCIF’s investment portfolio. For 2017, we received asset management fees from the Managed REITs in shares of their common stock and from CESH I in cash. Prior to our resignation as the advisor to CCIF, we received asset management fees from CCIF in cash.

W. P. Carey 2017 10-K – 53

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, asset management revenue increased by $8.2 million as a result of the growth in assets under management, primarily due to investments acquired during 2017. Asset management revenue increased by $4.3 million from CWI 2, $1.8 million from CCIF, $1.2 million from CPA:18 – Global, $1.0 million from CESH I, and $0.4 million from CWI 1. These increases were partially offset by a decrease of $0.3 million in asset management revenue from CPA:17 – Global, which sold 34 self-storage properties during 2016, resulting in a decrease in assets under management for that fund.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, asset management revenue increased by $12.0 million as a result of the growth in assets under management, primarily due to investments acquired during 2016. Asset management revenue increased by $3.4 million from CWI 2, $3.1 million from CCIF, $2.5 million from CPA:18 – Global, $2.4 million from CWI 1, and $0.5 million from CPA:17 – Global.

Reimbursable Costs from Affiliates

Reimbursable costs from affiliates represent costs incurred by us on behalf of the Managed Programs. During their respective offering periods, these costs consisted primarily of broker-dealer commissions, distribution and shareholder servicing fees, and marketing and personnel costs, which were reimbursed by the Managed Programs and were reflected as a component of both revenues and expenses. As a result of our exit from non-traded retail fundraising activities on June 30, 2017, we no longer incur offering-related expenses (including broker-dealer commissions, distribution and shareholder servicing fees, and marketing costs) on behalf of the Managed Programs.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, reimbursable costs from affiliates decreased by $15.0 million because our exit from non-traded retail fundraising in 2017 led to a decrease of $10.3 million in distribution and shareholder servicing fees and commissions paid to broker-dealers related to CWI 2’s initial public offering and a decrease of $5.8 million in commissions paid to broker-dealers related to CESH I’s private placement. These decreases were partially offset by an increase of $0.9 million in distribution and shareholder servicing fees and commissions paid to broker-dealers related to the sale of the CCIF Feeder Funds’ shares.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, reimbursable costs increased by $10.6 million, primarily due to an increase of $12.8 million of commissions paid to broker-dealers related to CWI 2’s initial public offering, which began in February 2015, an increase of $8.0 million of commissions paid to broker-dealers related to CESH I’s private placement, which began in July 2016, and $4.8 million of commissions paid to broker-dealers related to the sale of two of the CCIF Feeder Funds’ shares, which began in the fourth quarter of 2015. These increases were partially offset by the cessation of commissions paid to broker-dealers related to the CPA:18 – Global initial public offering, which closed in April 2015, and totaled $13.1 million in that year, and a decrease of $2.7 million in personnel costs reimbursed to us by the Managed Programs.

Structuring Revenue

We earn structuring revenue when we structure investments and debt placement transactions for the Managed Programs. Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation, and is expected to decline in future periods because the funds raised in the offerings of the Managed Programs have been substantially invested and we will no longer be raising funds on behalf of those programs or new programs.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, structuring revenue decreased by $13.1 million. Structuring revenue from CWI 2, CPA:18 – Global, and CPA:17 – Global decreased by $12.6 million, $2.8 million, and $0.7 million, respectively, as a result of lower investment and debt placement volume during 2017. Structuring revenue for the year ended December 31, 2017 also includes a $2.6 million adjustment related to a development deal for one of the Managed Programs, in accordance with ASC 605, Revenue Recognition. These decreases were partially offset by increases of $4.6 million and $0.9 million in structuring revenue from CESH I and CWI 1, respectively, as a result of higher investment and debt placement volume for those funds during 2017.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, structuring revenue decreased by $44.8 million. Structuring revenue from CPA:18 – Global, CWI 1, and CPA:17 – Global decreased by $42.2 million, $14.3 million, and $4.5 million, respectively, as a result of lower investment volume during 2016, partially offset by an increase of $15.4 million in structuring revenue from CWI 2, which completed six investments during 2016. We also recognized $0.8 million of structuring revenue during 2016 from CESH I, which completed three investments during that year.

W. P. Carey 2017 10-K – 54

Dealer Manager Fees

As discussed in Note 3, in connection with CWI 2’s initial public offering, we earned dealer manager fees of $0.30 or $0.26 per share sold for the Class A and Class T common stock, respectively, through March 31, 2017, when CWI 2 suspended its offering in order to update its estimated net asset values per share, or NAVs, as of December 31, 2016. As a result of the updated NAVs, CWI 2 also set new dealer manager fees of $0.36 and $0.31 per Class A and Class T share, respectively, through the closing of its offering on July 31, 2017. In connection with the offerings of the CCIF Feeder Funds, which began in the fourth quarter of 2015, we received dealer manager fees of 2.5% – 3.0% based on the selling price of each share. The offering for CCIF 2016 T closed on April 28, 2017. In connection with CESH I’s private placement, which commenced in July 2016 and closed in July 2017, we also received dealer manager fees of up to 3.0% of gross offering proceeds based on the selling price of each limited partnership unit. We re-allowed a portion of the dealer manager fees to selected dealers in the offerings and reflected those amounts as Dealer manager fees and expenses in the consolidated financial statements.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, dealer manager fees decreased due to our exit from non-traded retail fundraising activities as of June 30, 2017, and as a result, we no longer received dealer manager fees following the closing of existing offerings on July 31, 2017.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, dealer manager fees increased by $3.2 million, primarily due to an increase of $1.8 million in fees earned in connection with the sale of shares of the CCIF Feeder Funds, $1.5 million in fees earned in 2016 in connection with the sale of limited partnership units of CESH I in its private placement, and an increase of $1.2 million in fees earned in connection with the sale of CWI 2 shares in its initial public offering. These increases were partially offset by the cessation of fees earned in connection with the sale of CPA:18 – Global shares in its initial public offering due to the closing of the offering in April 2015, which totaled $1.3 million in that year.

Other Advisory Revenue

Under the limited partnership agreement we have with CESH I, we paid all organization and offering costs on behalf of CESH I, and instead of being reimbursed by CESH I for actual costs incurred, we received limited partnership units of CESH I equal to 2.5% of its gross offering proceeds through the closing of its offering on July 31, 2017.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, other advisory revenue decreased by $1.5 million, primarily due to the completion of CESH I fundraising in July 2017 (Note 2).

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, other advisory revenue increased by $2.2 million, primarily due to the limited partnership units of CESH I received in connection with CESH I’s private placement, which commenced in July 2016 (Note 2).

General and Administrative

Beginning with the third quarter of 2017, personnel and rent expenses included within general and administrative expenses that are recorded by our Investment Management segment are allocated based on time incurred by our personnel for the Owned Real Estate and Investment Management segments. In light of our exit from non-traded retail fundraising activities as of June 30, 2017 (Note 1), we believe that this allocation methodology is appropriate.

As discussed in Note 3, certain personnel costs and overhead costs are charged to the CPA REITs based on the trailing 12-month reported revenues of the Managed Programs and us. We allocate certain personnel and overhead costs to the CWI REITs based on the time incurred by our personnel. We allocate certain personnel costs based on the time incurred by our personnel to CESH I and, prior to our resignation as the advisor to CCIF in the third quarter of 2017, to the Managed BDCs. This methodology has been in place during the entire reporting period covered in this Report.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, general and administrative expenses in our Investment Management segment, which excludes restructuring and other compensation expenses as described below, decreased by $15.9 million, primarily due to an overall decline in compensation expenses and organization expenses as a result of a reduction in headcount, including the RIF in 2016 and the impact of our exit from active non-traded retail fundraising activities as of June 30, 2017, and other cost savings initiatives implemented during 2016, as well as the change in methodology for allocation of expenses between our Owned Real Estate and Investment Management segments discussed above.

W. P. Carey 2017 10-K – 55

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, general and administrative expenses in our Investment Management segment, which excludes restructuring and other compensation expenses as described below, decreased by $7.7 million, primarily due to an overall decline in compensation expense and professional fees as a result of a reduction in headcount, including the RIF, and other cost savings initiatives implemented during 2016. Also contributing to the decrease was lower compensation paid to investment officers, which decreased by $5.2 million during 2016 as compared to 2015, as a result of lower investment volume on behalf of the Managed Programs in 2016.

Subadvisor Fees

Pursuant to the terms of the subadvisory agreements we have with the third-party subadvisors in connection with both CWI 1 and CWI 2, we pay a subadvisory fee equal to 20% of the amount of fees paid to us by CWI 1 and 25% of the amount of fees paid to us by CWI 2, including but not limited to: acquisition fees, asset management fees, loan refinancing fees, property management fees, and subordinated disposition fees, each as defined in the advisory agreements we have with each of CWI 1 and CWI 2. We also pay to each subadvisor 20% and 25% of the net proceeds resulting from any sale, financing, or recapitalization or sale of securities of CWI 1 and CWI 2, respectively, by us, the advisor. In addition, in connection with the multi-family properties acquired on behalf of CPA:18 – Global, we entered into agreements with third-party advisors for the day-to-day management of the properties, for which we pay 100% of asset management fees paid to us by CPA:18 – Global. Pursuant to the terms of the subadvisory agreement we had with the third-party subadvisor in connection with CCIF (prior to our resignation as its advisor in the third quarter of 2017), we paid a subadvisory fee equal to 50% of the asset management fees and organization and offering costs paid to us by CCIF.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, subadvisor fees decreased by $0.5 million, primarily due to a decrease as a result of lower fees earned from CWI 2 due to lower investment and debt placement volume in 2017 compared to 2016. This decrease was partially offset by increases as a result of higher fees earned from CCIF and CWI 1, each of which paid higher asset management fees to us in 2017 compared to 2016.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, subadvisor fees increased by $2.8 million, primarily due to an increase of $5.5 million as a result of an increase in fees earned from CWI 2, which completed six investments during 2016, and an increase of $1.5 million as a result of an increase in fees earned from CCIF. These increases were partially offset by a decrease of $2.4 million as a result of a decrease in fees earned from CWI 1 due to its lower investment volume, and a decrease of $1.8 million as a result of a decrease in fees earned from CPA:18 – Global due to lower multi-family property investment volume in 2016 as compared to 2015.

Restructuring and Other Compensation

2017 — For the year ended December 31, 2017, we recorded total restructuring expenses of $9.4 million related to our decision to exit non-traded retail fundraising activities as of June 30, 2017. These expenses, all of which were allocated to the Investment Management segment, consist primarily of severance costs (Note 1, Note 12).

2016 — For the year ended December 31, 2016, we recorded total restructuring and other compensation expenses of $11.9 million, of which $7.5 million was allocated to our Investment Management segment. Included in the total was $5.1 million of severance related to our employment agreement with our former chief executive officer and $6.8 million related to severance, stock-based compensation, and other costs incurred as part of the RIF during the year (Note 12).

Other Expenses

2016 — For the year ended December 31, 2016, we incurred advisory expenses and professional fees of $2.4 million within our Investment Management segment in connection with the formal strategic review that we completed in May 2016.

2015 — For the year ended December 31, 2015, we incurred advisory expenses and professional fees of $2.1 million within our Investment Management segment in connection with the formal strategic review that we completed in May 2016.

W. P. Carey 2017 10-K – 56

Equity in Earnings of Equity Method Investments in the Managed Programs

Equity in earnings of equity method investments in the Managed Programs is recognized in accordance with GAAP (Note 7). In addition, we are entitled to receive distributions of Available Cash (Note 3) from the operating partnerships of each of the Managed REITs. The net income of our unconsolidated investments fluctuates based on the timing of transactions, such as new leases and property sales, as well as the level of impairment charges. Equity in earnings of our equity method investment in CCIF fluctuated based on changes in the fair value of investments owned by CCIF; following our resignation as the advisor to CCIF, effective September 11, 2017, earnings from our cost method investment in CCIF are included in Other income and (expenses) in the consolidated financial statements (Note 7). The following table presents the details of our Equity in earnings of equity method investments in the Managed Programs (in thousands):

	Years Ended December 31,
	2017	2016	2015
Equity in earnings of equity method investments in the Managed Programs:
Equity in earnings (losses) of equity method investments in the Managed Programs (a)	$3,820	$6,670	$(1,260)
Distributions of Available Cash: (b)
CPA:17 – Global	26,675	24,765	24,668
CPA:18 – Global	8,650	7,586	6,317
CWI 1	7,459	9,445	7,120
CWI 2	5,078	3,325	301
Equity in earnings of equity method investments in the Managed Programs	$51,682	$51,791	$37,146
__________

(a)
Decrease for 2017 as compared to 2016 was primarily due to a decrease of $3.2 million from our investment in shares of common stock of CPA:17 – Global, which recognized significant gains on the sale of real estate during 2016. Increase for 2016 as compared to 2015 was primarily due to an increase of $3.9 million from our investment in shares of common stock of CPA:17 – Global. In addition, we recognized equity in earnings of our equity method investment in CCIF of $2.0 million during 2016, as compared to equity in losses of our equity method investment in CCIF of $2.0 million during 2015.

(b)
We are entitled to receive distributions of up to 10% of the Available Cash from the operating partnerships of each of the Managed REITs, as defined in their respective operating partnership agreements (Note 3). Distributions of Available Cash received and earned from the Managed REITs increased in the aggregate, primarily as a result of new investments entered into by the Managed REITs during 2017, 2016, and 2015.

Other Income and (Expenses)

2016 — For the year ended December 31, 2016, we recognized a gain of $1.2 million in our Investment Management segment on the deconsolidation of CESH I (Note 2).

Provision for Income Taxes

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, provision for income taxes decreased by $5.7 million, primarily due to a deferred windfall tax benefit of $4.6 million recognized during 2017 as a result of the adoption of ASU 2016-09 during the first quarter of 2017, under which such benefits are now reflected as a reduction to provision for income taxes (Note 2).

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, provision for income taxes decreased by $13.0 million, primarily due to a decrease in pre-tax income recognized by the TRSs in our Investment Management segment, as a result of the changes in revenues and expenses described above.

W. P. Carey 2017 10-K – 57

Liquidity and Capital Resources

Sources and Uses of Cash During the Year

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund distributions to stockholders. Our cash flows fluctuate periodically due to a number of factors, which may include, among other things: the timing of our equity and debt offerings; the timing of purchases and sales of real estate; the timing of the repayment of mortgage loans and receipt of lease revenues; the timing and amount of other lease-related payments; the receipt of the annual installment of deferred acquisition revenue and interest thereon from the CPA REITs; the receipt of the asset management fees in either shares of the common stock or limited partnership units of the Managed Programs or cash; the timing and characterization of distributions from equity investments in the Managed Programs and real estate; the receipt of distributions of Available Cash from the Managed REITs; the timing of settlement of foreign currency transactions; and changes in foreign currency exchange rates. Despite these fluctuations, we believe that we will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, unused capacity under our Senior Unsecured Credit Facility, proceeds from dispositions of properties, net contributions from noncontrolling interests, and the issuance of additional debt or equity securities, such as sales of our stock through our ATM program, in order to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

2017

Operating Activities — Net cash provided by operating activities decreased by $24.7 million during 2017 as compared to 2016, primarily due to the lease termination income received in connection with the sale of a property during 2016, our receipt of asset management fees and structuring revenue in shares of common stock of certain of the Managed Programs rather than cash during 2017 (Note 3), and a decrease in operating cash flow as a result of property dispositions during 2016 and 2017. These decreases were partially offset by an increase in operating cash flow generated from properties acquired during 2016 and 2017, a decrease in interest expense, and lower general and administrative expenses in 2017.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property-related costs.

During 2017, we used $123.5 million to fund short-term loans to the Managed Programs (Note 3), while $277.9 million of such loans were repaid during 2017. We sold 16 properties and a parcel of vacant land for net proceeds totaling $159.9 million. We used $63.8 million to fund construction projects on our existing properties, as well as $31.8 million to acquire two investments (Note 4). In addition, we used $14.6 million to invest in capital expenditures for owned real estate. We also received $10.1 million in distributions from equity investments in the Managed Programs and real estate in excess of cumulative equity income.

Financing Activities — During 2017, gross borrowings under our Senior Unsecured Credit Facility were $1.3 billion and repayments were $1.7 billion, which included the impact of the amendment and restatement of our Senior Unsecured Credit Facility in February 2017 (Note 10). We received the equivalent of $530.5 million in net proceeds from the issuance of the 2.25% Senior Notes in January 2017, which we used primarily to pay down the outstanding balance on our Unsecured Revolving Credit Facility at that time (Note 10). In connection with the issuances of those notes and the amendment and restatement of our Senior Unsecured Credit Facility in February 2017, we incurred financing costs totaling $12.7 million. Also in 2017, we paid distributions to stockholders totaling $431.2 million related to the fourth quarter of 2016 and the first, second, and third quarters of 2017; and also paid distributions of $20.6 million to affiliates who hold noncontrolling interests in various entities with us. We also made scheduled and prepaid non-recourse mortgage loan principal payments of $344.4 million and $191.6 million, respectively. We received contributions from noncontrolling interests totaling $90.6 million, primarily from an affiliate in connection with the repayment at maturity of mortgage loans encumbering certain properties leased to Hellweg 2 (Note 10). We received $22.8 million in net proceeds from the issuance of shares under our current ATM program (Note 13).

W. P. Carey 2017 10-K – 58

2016

Operating Activities — Net cash provided by operating activities increased by $32.2 million during 2016 as compared to 2015, primarily due to the lease termination income received in connection with the sale of a property during 2016, an increase in operating cash flow generated from properties we acquired or placed into service since January 1, 2015, and an increase in distributions of Available Cash received from the Managed REITs. These increases were partially offset by a decrease in structuring revenue received in cash from the Managed Programs as a result of their lower investment volume during 2016.

Investing Activities — During 2016, we sold 30 properties and a parcel of vacant land for net proceeds of $542.4 million. We used $531.7 million to acquire three investments and $56.6 million primarily to fund expansions on our existing properties. We used $257.5 million to fund short-term loans to the Managed Programs (Note 3), of which $37.1 million was repaid during 2016. We used $7.9 million to invest in capital expenditures for owned real estate. We also received $6.5 million in distributions from equity investments in the Managed Programs and real estate in excess of cumulative equity income.

Financing Activities — During 2016, gross borrowings under our then-existing Senior Unsecured Credit Facility were $1.2 billion and repayments were $954.0 million. We received $348.9 million in net proceeds from the issuance of the 4.25% Senior Notes in September 2016, which we used primarily to pay down the outstanding balance on our Unsecured Revolving Credit Facility at that time (Note 10). In connection with the issuances of those notes, we incurred financing costs totaling $3.6 million. Also in 2016, we paid distributions to stockholders totaling $416.7 million related to the fourth quarter of 2015 and the first, second, and third quarters of 2016; and also paid distributions of $17.0 million to affiliates who hold noncontrolling interests in various entities with us. We also made prepaid and scheduled non-recourse mortgage loan principal payments of $321.7 million and $161.1 million, respectively. We received $84.1 million in net proceeds from the issuance of shares under our prior ATM program (Note 13).

Summary of Financing

The table below summarizes our Unsecured Senior Notes, our non-recourse mortgages, and our Senior Unsecured Credit Facility (dollars in thousands):

	December 31,
	2017	2016
Carrying Value
Fixed rate:
Unsecured Senior Notes (a)	$2,474,661	$1,807,200
Non-recourse mortgages (a)	916,768	1,406,222
	3,391,429	3,213,422
Variable rate:
Unsecured Term Loans (a)	388,354	249,978
Unsecured Revolving Credit Facility	216,775	676,715
Non-recourse mortgages (a):
Amount subject to interest rate swaps and cap	149,563	158,765
Floating interest rate mortgage loans	119,146	141,934
	873,838	1,227,392
	$4,265,267	$4,440,814

Percent of Total Debt
Fixed rate	80%	72%
Variable rate	20%	28%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	3.9%	4.5%
Variable rate (b)	1.8%	1.9%

____________

W. P. Carey 2017 10-K – 59

(a)
Aggregate debt balance includes unamortized deferred financing costs totaling $15.9 million and $13.4 million as of December 31, 2017 and 2016, respectively, and unamortized discount totaling $12.8 million and $8.0 million as of December 31, 2017 and 2016, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At December 31, 2017, our cash resources consisted of the following:

•
cash and cash equivalents totaling $162.3 million. Of this amount, $111.1 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

•	our Unsecured Revolving Credit Facility, with unused capacity of $1.3 billion, excluding amounts reserved for outstanding letters of credit; and

•
unleveraged properties that had an aggregate asset carrying value of $4.5 billion at December 31, 2017, although there can be no assurance that we would be able to obtain financing for these properties.

We have also accessed the capital markets when necessary through additional debt and equity offerings, such as the €500.0 million of 2.25% Senior Notes that we issued in January 2017 (Note 10) and the 345,253 shares of common stock that we issued under our current ATM program during the year ended December 31, 2017 at a weighted-average price of $67.78 per share, for net proceeds of $22.8 million. During the year ended December 31, 2016, we issued 1,249,836 shares of common stock under our prior ATM program at a weighted-average price of $68.52 per share for net proceeds of $84.1 million. As of December 31, 2017, $376.6 million remained available for issuance under our current ATM program (Note 13).

Senior Unsecured Credit Facility

Our Senior Unsecured Credit Facility is more fully described in Note 10. A summary of our Senior Unsecured Credit Facility is provided below (in thousands):

	December 31, 2017		December 31, 2016
	Outstanding Balance	Maximum Available	Outstanding Balance	Maximum Available
Unsecured Term Loans, net (a) (b)	$389,773	$389,773	$250,000	$250,000
Unsecured Revolving Credit Facility	216,775	1,500,000	676,715	1,500,000
__________

(a)
Amounts as of December 31, 2017 were comprised of our Amended Term Loan of €236.3 million, which we drew down in full in February 2017, and our Delayed Draw Term Loan of €88.7 million, which we drew down in full in June 2017, and reflected the exchange rate of the euro at that date.

(b)
Outstanding balance excludes unamortized discount of $1.2 million at December 31, 2017. Outstanding balance also excludes unamortized deferred financing costs of $0.2 million and less than $0.1 million at December 31, 2017 and 2016, respectively.

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments, funding capital commitments such as construction projects, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, making scheduled interest payments on the Unsecured Senior Notes, scheduled mortgage loan principal payments, including mortgage balloon payments on our mortgage loan obligations, and prepayments of certain of our mortgage loan obligations, as well as other normal recurring operating expenses.

We expect to fund future investments, construction commitments, any capital expenditures on existing properties, scheduled debt maturities on non-recourse mortgage loans, and any loans to certain of the Managed Programs (Note 3) through cash generated from operations, cash received from dispositions of properties, the use of our cash reserves or unused amounts on our Unsecured Revolving Credit Facility, issuances of shares through our ATM program, and/or additional equity or debt offerings.

W. P. Carey 2017 10-K – 60

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

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at December 31, 2017 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Unsecured Senior Notes — principal (a) (b)	$2,499,300	$—	$—	$—	$2,499,300
Non-recourse mortgages — principal (a)	1,188,169	246,357	321,869	401,212	218,731
Senior Unsecured Credit Facility — principal (c)	606,547	—	—	606,547	—
Interest on borrowings (d)	791,609	144,667	267,924	216,877	162,141
Operating and other lease commitments (e) (f)	165,005	10,054	20,263	8,820	125,868
Capital commitments and tenant expansion allowances (g)	189,195	81,259	104,423	—	3,513
Restructuring and other compensation commitments (h)	1,870	1,697	173	—	—
	$5,441,695	$484,034	$714,652	$1,233,456	$3,009,553

___________

(a)
Excludes unamortized deferred financing costs totaling $15.9 million, the unamortized discount on the Unsecured Senior Notes of $9.9 million in aggregate, the unamortized fair market value adjustment of $1.7 million in aggregate primarily resulting from the assumption of property-level debt in connection with both the CPA:15 Merger and CPA:16 Merger, and the unamortized discount on the Unsecured Term Loans of $1.2 million (Note 10).

(b)	Our Unsecured Senior Notes are scheduled to mature from 2023 through 2026 (Note 10).

(c)
Our Unsecured Revolving Credit Facility is scheduled to mature on February 22, 2021 unless otherwise extended pursuant to its terms. Our Unsecured Term Loans are scheduled to mature on February 22, 2022 (Note 10).

(d)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at December 31, 2017.

(e)
Operating and other lease commitments consist primarily of rental obligations under ground leases and the future minimum rents payable on the leases for our principal offices. Pursuant to their respective advisory agreements with us, we are reimbursed by the Managed Programs for their share of overhead costs, which includes a portion of those future minimum rent amounts. Our operating lease commitments include a total of $9.9 million, based on the allocation percentages as of December 31, 2017, which we estimate the Managed Programs will reimburse us for in full.

(f)
Includes a total of $2.1 million in office rent related to our lease of certain office space in New York, for which we entered into a sublease agreement with a third party during the fourth quarter of 2017. The sublessee will reimburse us in full for rent through the end of the lease term in the first quarter of 2021.

(g)
Capital commitments include (i) $147.9 million related to build-to-suit projects and redevelopments, including $52.0 million related to projects for which the tenant has not exercised the associated construction option (Note 4), and (ii) $41.3 million related to unfunded tenant improvements, including certain discretionary commitments.

(h)	Represents severance-related obligations to our former chief executive officer and other employees (Note 12).

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at December 31, 2017, which consisted primarily of the euro. At December 31, 2017, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

W. P. Carey 2017 10-K – 61

Environmental Obligations

In connection with the purchase of many of our properties, we required the sellers to perform environmental reviews. We believe, based on the results of these reviews, that our properties were in substantial compliance with federal, state, and foreign environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills, or other on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Sellers are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations, and we frequently require sellers to address them before closing or obtain contractual protection (e.g., indemnities, cash reserves, letters of credit, or other instruments) from sellers when we acquire a property. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties and the provisions of such indemnifications specifically address environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of our leases allow us to require financial assurances from tenants, such as performance bonds or letters of credit, if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. With respect to our operating properties, which are not subject to net-lease arrangements, there is no tenant to provide for indemnification, so we may be liable for costs associated with environmental contamination in the event any such circumstances arise. However, we believe that the ultimate resolution of environmental matters should not have a material adverse effect on our financial condition, liquidity, or results of operations.

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

W. P. Carey 2017 10-K – 62

We modify the NAREIT computation of FFO to include other adjustments to GAAP net income to adjust for certain non-cash charges such as amortization of real estate-related intangibles, deferred income tax benefits and expenses, straight-line rents, stock-based compensation, gains or losses from deconsolidation of subsidiaries, and amortization of deferred financing costs. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. Additionally, we exclude non-core income and expenses such as certain lease termination income, gains or losses from extinguishment of debt, restructuring and other compensation-related expenses resulting from a reduction in headcount and employee severance arrangements, and other expenses (which includes costs recorded related to the restructuring of the Hellweg 2 investment, the reversal of liabilities for German real estate transfer taxes that were previously recorded in connection with the CPA:15 Merger, expenses related to the formal strategic review that we completed in May 2016, and accruals for estimated one-time legal settlement expenses). We also exclude realized and unrealized gains/losses on foreign exchange transactions (other than those realized on the settlement of foreign currency derivatives), which are not considered fundamental attributes of our business plan and do not affect our overall long-term operating performance. We refer to our modified definition of FFO as AFFO. We exclude these items from GAAP net income to arrive at AFFO as they are not the primary drivers in our decision-making process and excluding these items provides investors a view of our portfolio performance over time and makes it more comparable to other REITs which are currently not engaged in acquisitions, mergers, and restructuring which are not part of our normal business operations. We use AFFO as one measure of our operating performance when we formulate corporate goals, evaluate the effectiveness of our strategies, and determine executive compensation.

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

W. P. Carey 2017 10-K – 63

Consolidated FFO and AFFO were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net income attributable to W. P. Carey	$277,289	$267,747	$172,258
Adjustments:
Depreciation and amortization of real property	248,042	270,822	274,358
Gain on sale of real estate, net	(33,878)	(71,318)	(6,487)
Impairment charges	2,769	59,303	29,906
Proportionate share of adjustments for noncontrolling interests	(10,491)	(11,725)	(11,510)
Proportionate share of adjustments to equity in net income of partially owned entities	5,293	5,053	5,142
Total adjustments	211,735	252,135	291,409
FFO (as defined by NAREIT) attributable to W. P. Carey	489,024	519,882	463,667
Adjustments:
Above- and below-market rent intangible lease amortization, net (a)	55,195	36,504	43,964
Stock-based compensation	18,917	18,015	21,626
Tax (benefit) expense — deferred	(18,664)	(24,955)	1,617
Other amortization and non-cash items (b) (c)	17,193	(2,111)	960
Straight-line and other rent adjustments (d)	(11,679)	(39,215)	(25,397)
Restructuring and other compensation (e)	9,363	11,925	—
Amortization of deferred financing costs	8,169	3,197	2,655
Realized (gains) losses on foreign currency	(896)	3,671	818
Other expenses (f) (g) (h)	605	5,377	(7,764)
(Gain) loss on extinguishment of debt	(46)	4,109	5,645
Allowance for credit losses	—	7,064	8,748
Proportionate share of adjustments to equity in net income of partially owned entities	8,476	3,551	8,593
Proportionate share of adjustments for noncontrolling interests (i)	(2,678)	683	6,070
Total adjustments	83,955	27,815	67,535
AFFO attributable to W. P. Carey	$572,979	$547,697	$531,202

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey	$489,024	$519,882	$463,667
AFFO attributable to W. P. Carey	$572,979	$547,697	$531,202

W. P. Carey 2017 10-K – 64

FFO and AFFO from Owned Real Estate were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net income from Owned Real Estate attributable to W. P. Carey (j)	$192,139	$202,557	$107,712
Adjustments:
Depreciation and amortization of real property	248,042	270,822	274,358
Gain on sale of real estate, net	(33,878)	(71,318)	(6,487)
Impairment charges	2,769	59,303	29,906
Proportionate share of adjustments for noncontrolling interests	(10,491)	(11,725)	(11,510)
Proportionate share of adjustments to equity in net income of partially owned entities	5,293	5,053	5,142
Total adjustments	211,735	252,135	291,409
FFO (as defined by NAREIT) attributable to W. P. Carey — Owned Real Estate (j)	403,874	454,692	399,121
Adjustments:
Above- and below-market rent intangible lease amortization, net (a)	55,195	36,504	43,964
Tax benefit — deferred	(20,168)	(17,439)	(2,017)
Other amortization and non-cash items (b) (c)	18,115	(1,889)	519
Straight-line and other rent adjustments (d)	(11,679)	(39,215)	(25,397)
Amortization of deferred financing costs	8,169	3,197	2,655
Stock-based compensation	6,960	5,224	7,873
Realized (gains) losses on foreign currency	(918)	3,654	757
Other expenses (f) (g) (h)	605	2,993	(9,908)
(Gain) loss on extinguishment of debt	(46)	4,109	5,645
Allowance for credit losses	—	7,064	8,748
Restructuring and other compensation (e)	—	4,413	—
Proportionate share of adjustments to equity in net income of partially owned entities (j)	(564)	(579)	(3,532)
Proportionate share of adjustments for noncontrolling interests (i)	(2,678)	683	6,070
Total adjustments	52,991	8,719	35,377
AFFO attributable to W. P. Carey — Owned Real Estate (j)	$456,865	$463,411	$434,498

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Owned Real Estate (j)	$403,874	$454,692	$399,121
AFFO attributable to W. P. Carey — Owned Real Estate (j)	$456,865	$463,411	$434,498

W. P. Carey 2017 10-K – 65

FFO and AFFO from Investment Management were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net income from Investment Management attributable to W. P. Carey (j)	$85,150	$65,190	$64,546
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management (j)	85,150	65,190	64,546
Adjustments:
Stock-based compensation	11,957	12,791	13,753
Restructuring and other compensation (e)	9,363	7,512	—
Tax expense (benefit) — deferred	1,504	(7,516)	3,634
Other amortization and non-cash items (c)	(922)	(222)	441
Realized losses on foreign currency	22	17	61
Other expenses (g) (h)	—	2,384	2,144
Proportionate share of adjustments to equity in net income of partially owned entities (j)	9,040	4,130	12,125
Total adjustments	30,964	19,096	32,158
AFFO attributable to W. P. Carey — Investment Management (j)	$116,114	$84,286	$96,704

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management (j)	$85,150	$65,190	$64,546
AFFO attributable to W. P. Carey — Investment Management (j)	$116,114	$84,286	$96,704
__________

(a)
Amount for the year ended December 31, 2017 includes an adjustment of $5.7 million related to accelerated amortization of an above-market rent intangible in connection with a lease restructuring. Amount for the year ended December 31, 2016 includes an adjustment of $16.7 million related to accelerated amortization of a below-market rent intangible from a tenant of a domestic property that was sold during 2016.

(b)	Amount for the year ended December 31, 2016 includes an adjustment of $0.6 million to exclude a portion of a gain recognized on the deconsolidation of CESH I (Note 2).

(c)	Represents primarily unrealized gains and losses from foreign exchange and derivatives.

(d)
Amount for the year ended December 31, 2016 includes an adjustment to exclude $27.2 million of the $32.2 million of lease termination income recognized in connection with a domestic property that was sold during 2016, as such amount was determined to be non-core income. Amount for the year ended December 31, 2016 also reflects an adjustment to include $1.8 million of lease termination income received in December 2015 that represented core income for the year ended December 31, 2016. Amount for the year ended December 31, 2015 includes an adjustment of $15.0 million related to lease termination income recognized from the tenant in the aforementioned domestic property, which has been determined to be non-core income (Note 16).

(e)
Amount for the year ended December 31, 2017 represents restructuring expenses resulting from our exit from non-traded retail fundraising activities, which we announced in June 2017. Amount for the year ended December 31, 2016 represents restructuring and other compensation-related expenses resulting from a reduction in headcount, including the RIF, and employee severance arrangements (Note 12).

(f)
Amount for the year ended December 31, 2017 is primarily comprised of an accrual for estimated one-time legal settlement expenses. In addition, amount for the year ended December 31, 2015 includes $11.5 million of property acquisition expenses.

(g)
Amount for the year ended December 31, 2015 includes a reversal of $25.0 million of liabilities for German real estate transfer taxes, of which $7.9 million was previously recorded as merger expenses in connection with the CPA:15 Merger in September 2012 and $17.1 million was previously recorded in connection with the restructuring of a German investment, Hellweg 2, in October 2013 (Note 7). At the time of the restructuring, we owned an equity interest in the Hellweg 2 investment, which we jointly owned with CPA:16 – Global. In connection with the CPA:16 Merger, we acquired CPA:16 – Global’s controlling interest in the investment. Therefore, the reversal related to the Hellweg 2 investment has been recorded in Other expenses in the consolidated financial statements for the year ended December 31, 2015, since we now consolidate the Hellweg 2 investment.

(h)	Amounts for the years ended December 31, 2016 and 2015 include expenses related to our formal strategic review, which was completed in May 2016.

W. P. Carey 2017 10-K – 66

(i)	Amount for the year ended December 31, 2015 includes CPA:17 – Global’s $6.3 million share of the reversal of liabilities for German real estate transfer taxes, as described above.

(j)
As a result of our decision to exit non-traded retail fundraising activities as of June 30, 2017, we have revised how we view and present a component of our two reportable segments. As such, beginning with the second quarter of 2017, we include equity in earnings of equity method investments in the Managed Programs in our Investment Management segment (Note 1). Earnings from our investment in CCIF continue to be included in our Investment Management segment. Results of operations for prior periods have been reclassified to conform to the current period presentation.

While we believe that FFO and AFFO are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance. These non-GAAP measures should be used in conjunction with net income as defined by GAAP. FFO and AFFO, or similarly titled measures disclosed by other REITs, may not be comparable to our FFO and AFFO measures.

W. P. Carey 2017 10-K – 67

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

Interest Rate Risk

The values of our real estate and related fixed-rate debt obligations, as well as the values of our unsecured debt obligations, are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled, if we do not choose to repay the debt when due. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our owned and managed assets to decrease, which would create lower revenues from managed assets and lower investment performance for the Managed REITs. Increases in interest rates may also have an impact on the credit profile of certain tenants.

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners obtained, and may in the future obtain, variable-rate non-recourse mortgage loans and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At December 31, 2017, we estimated that the total fair value of our interest rate swaps and cap, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $0.5 million (Note 9).

At December 31, 2017, a significant portion (approximately 83.0%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at December 31, 2017 ranged from 2.0% to 7.8%. The contractual annual interest rates on our variable-rate debt at December 31, 2017 ranged from 0.9% to 6.9%. Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources — Summary of Financing in Item 7 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2017 (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total	Fair value
Fixed-rate debt (a)	$101,447	$86,253	$179,307	$116,717	$219,177	$2,715,020	$3,417,921	$3,515,381
Variable-rate debt (a)	$144,910	$13,250	$43,060	$260,424	$411,441	$3,010	$876,095	$874,179
__________

(a)	Amounts are based on the exchange rate at December 31, 2017, as applicable.

W. P. Carey 2017 10-K – 68

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to interest rate caps, is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at December 31, 2017 would increase or decrease by $6.2 million for our euro-denominated debt and by $1.0 million for our U.S. dollar-denominated debt for each respective 1% change in annual interest rates. As more fully described under Liquidity and Capital Resources — Summary of Financing in Item 7 above, a portion of the debt classified as variable-rate debt in the tables above bore interest at fixed rates at December 31, 2017 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Australia, and Canada, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, the Australian dollar, and the Canadian dollar, which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also issued the euro-denominated 2.0% Senior Notes and 2.25% Senior Notes, and have borrowed under our Unsecured Revolving Credit Facility and Unsecured Term Loans in foreign currencies, including the euro and the British pound sterling (Note 10). To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

As part of our investment strategy, we make intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short-term loans, are included in the determination of net income. For the year ended December 31, 2017, we recognized net foreign currency transaction losses (included in Other income and (expenses) in the consolidated financial statements) of $18.2 million, primarily due to the weakening of the U.S. dollar relative to the euro during the year. The end-of-period rate for the U.S. dollar in relation to the euro at December 31, 2017 increased by 13.8% to $1.1993 from $1.0541 at December 31, 2016.

The Brexit referendum adversely impacted global markets, including the currencies, and resulted in a sharp decline in the value of the British pound sterling and, to a lesser extent, the euro, as compared to the U.S. dollar. Volatility in exchange rates is expected to continue as the United Kingdom negotiates its likely exit from the European Union. As of December 31, 2017, 5.1% and 23.9% of our total ABR was from the United Kingdom and other European Union countries, respectively. We currently hedge a portion of our British pound sterling exposure and our euro exposure through the next five years, thereby significantly reducing our currency risk. Any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.

We enter into foreign currency forward contracts and collars to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. The estimated fair value of our foreign currency forward contracts and collars, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net asset position of $10.9 million at December 31, 2017 (Note 9).

W. P. Carey 2017 10-K – 69

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of December 31, 2017 during each of the next five calendar years and thereafter are as follows (in thousands):

Lease Revenues (a)	2018	2019	2020	2021	2022	Thereafter	Total
Euro (b)	$171,320	$168,426	$165,285	$162,435	$151,575	$1,354,217	$2,173,258
British pound sterling (c)	34,509	34,766	35,131	35,386	35,523	251,918	427,233
Australian dollar (d)	12,472	12,472	12,506	12,472	12,472	147,682	210,076
Other foreign currencies (e)	12,810	13,295	13,551	13,775	13,487	125,811	192,729
	$231,111	$228,959	$226,473	$224,068	$213,057	$1,879,628	$3,003,296

Scheduled debt service payments (principal and interest) for our Unsecured Senior Notes, Senior Unsecured Credit Facility, and non-recourse mortgage notes payable for our consolidated foreign operations as of December 31, 2017 during each of the next five calendar years and thereafter are as follows (in thousands):

Debt Service (a) (f)	2018	2019	2020	2021	2022	Thereafter	Total
Euro (b)	$178,199	$43,721	$87,927	$180,940	$425,337	$1,254,495	$2,170,619
British pound sterling (c)	848	848	848	848	848	10,859	15,099
	$179,047	$44,569	$88,775	$181,788	$426,185	$1,265,354	$2,185,718

__________

(a)	Amounts are based on the applicable exchange rates at December 31, 2017. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at December 31, 2017 of less than $0.1 million, excluding the impact of our derivative instruments. Amounts included the equivalent of $599.7 million of 2.0% Senior Notes outstanding maturing in January 2023; the equivalent of $599.7 million of 2.25% Senior Notes outstanding maturing in July 2024; the equivalent of $389.8 million borrowed in euro under our Unsecured Term Loans, which are scheduled to mature on February 22, 2022; and the equivalent of $111.8 million borrowed in euro under our Unsecured Revolving Credit Facility, which is scheduled to mature on February 22, 2021 unless extended pursuant to its terms, but may be prepaid prior to that date pursuant to its terms (Note 10).

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at December 31, 2017 of $4.1 million, excluding the impact of our derivative instruments.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the Australian dollar and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at December 31, 2017 of $2.1 million, excluding the impact of our derivative instruments. There is no related mortgage loan on this investment.

(e)	Other foreign currencies for future minimum rents consist of the Canadian dollar, the Swedish krona, and the Norwegian krone.

(f)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at December 31, 2017.

As a result of scheduled balloon payments on certain of our international non-recourse mortgage loans, projected debt service obligations denominated in euros exceed projected lease revenues denominated in euros in 2018. In 2018, balloon payments denominated in euros totaling $132.1 million are due on three non-recourse mortgage loans that are collateralized by properties that we own. We currently anticipate that, by their respective due dates, we will have refinanced or repaid these loans using our cash resources, including unused capacity on our Unsecured Revolving Credit Facility, as well as proceeds from dispositions of properties.

W. P. Carey 2017 10-K – 70

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is well-diversified, it does contain concentrations in certain areas.

For the year ended December 31, 2017, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•	68% related to domestic operations; and

•	32% related to international operations.

At December 31, 2017, our net-lease portfolio, which excludes our operating properties, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our ABR as of that date:

•	66% related to domestic properties;

•	34% related to international properties;

•	30% related to industrial facilities, 25% related to office facilities, 17% related to retail facilities, and 14% related to warehouse facilities; and

•	18% related to the retail stores industry and 11% related to the consumer services industry.

W. P. Carey 2017 10-K – 71

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

W. P. Carey 2017 10-K – 72

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of W. P. Carey Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedules, of W. P. Carey Inc. and its subsidiaries as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

W. P. Carey 2017 10-K – 73

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 23, 2018

We have served as the Company’s auditor since 1973, which includes periods before the Company became subject to SEC reporting requirements.

W. P. Carey 2017 10-K – 74

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Investments in real estate:
Land, buildings and improvements	$5,457,265	$5,285,837
Net investments in direct financing leases	721,607	684,059
In-place lease and other intangible assets	1,213,976	1,172,238
Above-market rent intangible assets	640,480	632,383
Assets held for sale	—	26,247
Investments in real estate	8,033,328	7,800,764
Accumulated depreciation and amortization	(1,329,613)	(1,018,864)
Net investments in real estate	6,703,715	6,781,900
Equity investments in the Managed Programs and real estate	341,457	298,893
Cash and cash equivalents	162,312	155,482
Due from affiliates	105,308	299,610
Other assets, net	274,650	282,149
Goodwill	643,960	635,920
Total assets	$8,231,402	$8,453,954
Liabilities and Equity
Debt:
Unsecured senior notes, net	$2,474,661	$1,807,200
Unsecured term loans, net	388,354	249,978
Unsecured revolving credit facility	216,775	676,715
Non-recourse mortgages, net	1,185,477	1,706,921
Debt, net	4,265,267	4,440,814
Accounts payable, accrued expenses and other liabilities	263,053	266,917
Below-market rent and other intangible liabilities, net	113,957	122,203
Deferred income taxes	67,009	90,825
Distributions payable	109,766	107,090
Total liabilities	4,819,052	5,027,849
Redeemable noncontrolling interest	965	965
Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 106,922,616 and 106,294,162 shares, respectively, issued and outstanding	107	106
Additional paid-in capital	4,433,573	4,399,961
Distributions in excess of accumulated earnings	(1,052,064)	(894,137)
Deferred compensation obligation	46,656	50,222
Accumulated other comprehensive loss	(236,011)	(254,485)
Total stockholders’ equity	3,192,261	3,301,667
Noncontrolling interests	219,124	123,473
Total equity	3,411,385	3,425,140
Total liabilities and equity	$8,231,402	$8,453,954

 See Notes to Consolidated Financial Statements.

W. P. Carey 2017 10-K – 75

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenues
Owned Real Estate:
Lease revenues	$630,373	$663,463	$656,956
Operating property revenues	30,562	30,767	30,515
Reimbursable tenant costs	21,524	25,438	22,832
Lease termination income and other	4,749	35,696	25,145
	687,208	755,364	735,448
Investment Management:
Asset management revenue	70,125	61,971	49,984
Reimbursable costs from affiliates	51,445	66,433	55,837
Structuring revenue	34,198	47,328	92,117
Dealer manager fees	4,430	8,002	4,794
Other advisory revenue	896	2,435	203
	161,094	186,169	202,935
	848,302	941,533	938,383
Operating Expenses
Depreciation and amortization	253,334	276,510	280,315
Reimbursable tenant and affiliate costs	72,969	91,871	78,669
General and administrative	70,891	82,352	103,172
Property expenses, excluding reimbursable tenant costs	40,756	49,431	52,199
Stock-based compensation expense	18,917	18,015	21,626
Subadvisor fees	13,600	14,141	11,303
Restructuring and other compensation	9,363	11,925	—
Dealer manager fees and expenses	6,544	12,808	11,403
Impairment charges	2,769	59,303	29,906
Other expenses	605	5,377	(7,764)
	489,748	621,733	580,829
Other Income and Expenses
Interest expense	(165,775)	(183,409)	(194,326)
Equity in earnings of equity method investments in the Managed Programs and real estate	64,750	64,719	51,020
Other income and (expenses)	(3,613)	5,667	2,113
	(104,638)	(113,023)	(141,193)
Income before income taxes and gain on sale of real estate	253,916	206,777	216,361
Provision for income taxes	(2,711)	(3,288)	(37,621)
Income before gain on sale of real estate	251,205	203,489	178,740
Gain on sale of real estate, net of tax	33,878	71,318	6,487
Net Income	285,083	274,807	185,227
Net income attributable to noncontrolling interests	(7,794)	(7,060)	(12,969)
Net Income Attributable to W. P. Carey	$277,289	$267,747	$172,258

Basic Earnings Per Share	$2.56	$2.50	$1.62
Diluted Earnings Per Share	$2.56	$2.49	$1.61
Weighted-Average Shares Outstanding
Basic	107,824,738	106,743,012	105,675,692
Diluted	108,035,971	107,073,203	106,507,652

See Notes to Consolidated Financial Statements.

W. P. Carey 2017 10-K – 76

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Net Income	$285,083	$274,807	$185,227
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	72,428	(92,434)	(125,447)
Realized and unrealized (loss) gain on derivative instruments	(37,778)	9,278	24,053
Change in unrealized (loss) gain on investments	(71)	(126)	15
	34,579	(83,282)	(101,379)
Comprehensive Income	319,662	191,525	83,848

Amounts Attributable to Noncontrolling Interests
Net income	(7,794)	(7,060)	(12,969)
Foreign currency translation adjustments	(16,120)	1,081	4,647
Realized and unrealized loss on derivative instruments	15	7	—
Comprehensive income attributable to noncontrolling interests	(23,899)	(5,972)	(8,322)
Comprehensive Income Attributable to W. P. Carey	$295,763	$185,553	$75,526

See Notes to Consolidated Financial Statements.

W. P. Carey 2017 10-K – 77

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2017, 2016, and 2015
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2017	106,294,162	$106	$4,399,961	$(894,137)	$50,222	$(254,485)	$3,301,667	$123,473	$3,425,140
Shares issued under “at-the-market” offering, net	345,253	1	22,885				22,886		22,886
Shares issued to a third party in connection with a legal settlement	11,077	—	772				772		772
Contributions from noncontrolling interests							—	90,550	90,550
Acquisition of noncontrolling interest			(1,845)				(1,845)	1,845	—
Shares issued upon delivery of vested restricted share awards	229,121	—	(10,385)				(10,385)		(10,385)
Shares issued upon exercise of stock options and purchases under employee share purchase plan	43,003	—	(1,680)				(1,680)		(1,680)
Delivery of deferred vested shares, net			3,790		(3,790)		—		—
Amortization of stock-based compensation expense			18,917				18,917		18,917
Distributions to noncontrolling interests							—	(20,643)	(20,643)
Distributions declared ($4.0100 per share)			1,158	(435,216)	224		(433,834)		(433,834)
Net income				277,289			277,289	7,794	285,083
Other comprehensive income:
Foreign currency translation adjustments						56,308	56,308	16,120	72,428
Realized and unrealized loss on derivative instruments						(37,763)	(37,763)	(15)	(37,778)
Change in unrealized loss on investments						(71)	(71)		(71)
Balance at December 31, 2017	106,922,616	$107	$4,433,573	$(1,052,064)	$46,656	$(236,011)	$3,192,261	$219,124	$3,411,385
(Continued)

W. P. Carey 2017 10-K – 78

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
Years Ended December 31, 2017, 2016, and 2015
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2016	104,448,777	$104	$4,282,042	$(738,652)	$56,040	$(172,291)	$3,427,243	$134,185	$3,561,428
Shares issued under “at-the-market” offering, net	1,249,836	2	83,764				83,766		83,766
Shares issued to a third party in connection with the redemption of a redeemable noncontrolling interest	217,011	—	13,418				13,418		13,418
Contributions from noncontrolling interests (Note 2)							—	14,530	14,530
Shares issued upon delivery of vested restricted share awards	337,179	—	(14,599)				(14,599)		(14,599)
Shares issued upon exercise of stock options and purchases under employee share purchase plan	41,359	—	(1,210)				(1,210)		(1,210)
Delivery of deferred vested shares, net			6,506		(6,506)		—		—
Deconsolidation of affiliate (Note 2)							—	(14,184)	(14,184)
Windfall tax benefits — share incentive plans			6,711				6,711		6,711
Amortization of stock-based compensation expense			21,222				21,222		21,222
Redemption value adjustment			561				561		561
Distributions to noncontrolling interests							—	(17,030)	(17,030)
Distributions declared ($3.9292 per share)			1,236	(422,922)	688		(420,998)		(420,998)
Net income				267,747			267,747	7,060	274,807
Other comprehensive loss:
Foreign currency translation adjustments						(91,353)	(91,353)	(1,081)	(92,434)
Realized and unrealized gain on derivative instruments						9,285	9,285	(7)	9,278
Change in unrealized loss on investments						(126)	(126)		(126)
Balance at December 31, 2016	106,294,162	$106	$4,399,651	$(893,827)	$50,222	$(254,485)	$3,301,667	$123,473	$3,425,140

(Continued)

W. P. Carey 2017 10-K – 79

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
Years Ended December 31, 2017, 2016, and 2015
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2015	104,040,653	$104	$4,293,450	$(497,730)	$30,624	$(75,559)	$3,750,889	$139,846	$3,890,735
Contributions from noncontrolling interests							—	730	730
Shares issued upon delivery of vested restricted share awards	331,252	—	(15,493)				(15,493)		(15,493)
Shares issued upon exercise of stock options and purchases under employee share purchase plan	76,872	—	(2,735)				(2,735)		(2,735)
Deferral of vested shares, net			(20,740)		20,740		—		—
Windfall tax benefits — share incentive plans			12,522				12,522		12,522
Amortization of stock-based compensation expense			21,626				21,626		21,626
Redemption value adjustment			(8,873)				(8,873)		(8,873)
Distributions to noncontrolling interests							—	(14,713)	(14,713)
Distributions declared ($3.8261 per share)			2,285	(413,180)	4,676		(406,219)		(406,219)
Net income				172,258			172,258	12,969	185,227
Other comprehensive loss:
Foreign currency translation adjustments						(120,800)	(120,800)	(4,647)	(125,447)
Realized and unrealized gain on derivative instruments						24,053	24,053		24,053
Change in unrealized gain on investments						15	15		15
Balance at December 31, 2015	104,448,777	$104	$4,282,042	$(738,652)	$56,040	$(172,291)	$3,427,243	$134,185	$3,561,428

See Notes to Consolidated Financial Statements.

W. P. Carey 2017 10-K – 80

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash Flows — Operating Activities
Net income	$285,083	$274,807	$185,227
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	261,415	279,693	287,835
Investment Management revenue received in shares of Managed REITs and other	(69,658)	(31,786)	(23,266)
Distributions of earnings from equity method investments	66,259	64,650	51,435
Equity in earnings of equity method investments in the Managed Programs and real estate	(64,750)	(64,719)	(51,020)
Amortization of rent-related intangibles and deferred rental revenue	55,051	3,322	29,414
Gain on sale of real estate	(33,878)	(71,318)	(6,487)
Deferred income taxes	(20,013)	(21,444)	1,476
Stock-based compensation expense	18,917	21,222	21,626
Straight-line rent	(16,980)	(17,836)	(13,343)
Realized and unrealized losses (gains) on foreign currency transactions, derivatives, and other	14,768	(1,314)	(1,978)
Impairment charges	2,769	59,303	29,906
Allowance for credit losses	—	7,064	8,748
Changes in assets and liabilities:
Deferred structuring revenue received	16,705	20,695	23,469
Increase in deferred structuring revenue receivable	(6,530)	(8,951)	(29,327)
Net changes in other operating assets and liabilities	6,912	27,385	(5,174)
Net Cash Provided by Operating Activities	516,070	540,773	508,541
Cash Flows — Investing Activities
Proceeds from repayment of short-term loans to affiliates	277,894	37,053	185,447
Proceeds from sales of real estate	159,933	542,422	35,557
Funding of short-term loans to affiliates	(123,492)	(257,500)	(185,447)
Funding for real estate construction and redevelopments	(63,802)	(56,557)	(28,040)
Purchases of real estate	(31,842)	(531,694)	(674,808)
Other capital expenditures on owned real estate	(14,565)	(7,884)	(4,415)
Change in investing restricted cash	11,665	15,188	26,610
Return of capital from equity method investments	10,085	6,498	8,200
Other investing activities, net	1,424	(493)	1,820
Capital contributions to equity method investments	(1,291)	(147)	(16,229)
Capital expenditures on corporate assets	(553)	(1,016)	(4,321)
Proceeds from repayments of notes receivable	446	409	10,441
Deconsolidation of affiliate (Note 2)	—	(15,408)	—
Investment in assets of affiliate (Note 2)	—	(14,861)	—
Proceeds from limited partnership units issued by affiliate (Note 2)	—	14,184	—
Net Cash Provided by (Used in) Investing Activities	225,902	(269,806)	(645,185)
Cash Flows — Financing Activities
Repayments of Senior Unsecured Credit Facility	(1,679,921)	(954,006)	(1,330,122)
Proceeds from Senior Unsecured Credit Facility	1,302,463	1,154,157	1,044,767
Proceeds from issuance of Unsecured Senior Notes	530,456	348,887	1,022,303
Distributions paid	(431,182)	(416,655)	(403,555)
Scheduled payments of mortgage principal	(344,440)	(161,104)	(90,328)
Prepayments of mortgage principal	(191,599)	(321,705)	(91,560)
Contributions from noncontrolling interests	90,550	346	730
Proceeds from shares issued under “at-the-market” offering, net of selling costs	22,824	84,063	—
Distributions paid to noncontrolling interests	(20,643)	(17,030)	(14,713)
Payment of financing costs	(12,675)	(3,619)	(10,878)
Payments for withholding taxes upon delivery of equity-based awards and exercises of stock options	(11,969)	(16,291)	(18,742)
Proceeds from mortgage financing	4,083	33,935	22,667
Change in financing restricted cash	(1,541)	2,734	(9,811)
Proceeds from exercise of stock options and employee purchases under the employee share purchase plan	244	482	515
Net Cash (Used in) Provided by Financing Activities	(743,350)	(265,806)	121,273
Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash and cash equivalents	8,208	(6,906)	(26,085)
Net increase (decrease) in cash and cash equivalents	6,830	(1,745)	(41,456)
Cash and cash equivalents, beginning of year	155,482	157,227	198,683
Cash and cash equivalents, end of year	$162,312	$155,482	$157,227

See Notes to Consolidated Financial Statements.

W. P. Carey 2017 10-K – 81

W. P. CAREY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Organization

W. P. Carey Inc., or W. P. Carey, together with its consolidated subsidiaries, is a REIT that provides long-term financing via sale-leaseback and build-to-suit transactions for companies worldwide and manages a global investment portfolio. We invest primarily in commercial properties domestically and internationally. We earn revenue principally by leasing the properties we own to companies on a triple-net lease basis, which generally requires each tenant to pay the costs associated with operating and maintaining the property.

Founded in 1973, we reorganized as a REIT in September 2012 in connection with our merger with Corporate Property Associates 15 Incorporated. We refer to that merger as the CPA:15 Merger. On January 31, 2014, Corporate Property Associates 16 – Global Incorporated, or CPA:16 – Global, merged with and into us, which we refer to as the CPA:16 Merger. Our shares of common stock are listed on the New York Stock Exchange under the symbol “WPC.”

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

Through our TRSs, we also earn revenue as the advisor to publicly owned, non-listed REITs, which are sponsored by us under the Corporate Property Associates, or CPA, brand name that invest in similar properties. At December 31, 2017, we were the advisor to Corporate Property Associates 17 – Global Incorporated, or CPA:17 – Global, and Corporate Property Associates 18 – Global Incorporated, or CPA:18 – Global. We refer to CPA:17 – Global and CPA:18 – Global together as the CPA REITs.

At December 31, 2017, we were also the advisor to Carey Watermark Investors Incorporated, or CWI 1, and Carey Watermark Investors 2 Incorporated, or CWI 2, two publicly owned, non-listed REITs that invest in lodging and lodging-related properties. We refer to CWI 1 and CWI 2 together as the CWI REITs and, together with the CPA REITs, as the Managed REITs (Note 3).

At December 31, 2017, we were also the advisor to Carey European Student Housing Fund I, L.P., or CESH I, a limited partnership formed for the purpose of developing, owning, and operating student housing properties and similar investments in Europe (Note 3). We refer to the Managed REITs and CESH I collectively as the Managed Programs.

On June 15, 2017, our board of directors, or the Board, approved a plan to exit non-traded retail fundraising activities carried out by our wholly-owned broker-dealer subsidiary, Carey Financial LLC, or Carey Financial, as of June 30, 2017. As a result, we will no longer be raising capital for new or existing funds that we manage, but we do expect to continue managing our existing Managed Programs through the end of their respective life cycles (Note 3).

In August 2017, we resigned as the advisor to Carey Credit Income Fund (known since October 23, 2017 as Guggenheim Credit Income Fund), or CCIF, and by extension, its feeder funds, or the CCIF Feeder Funds, each of which is a business development company, or BDC (Note 3). We refer to CCIF and the CCIF Feeder Funds collectively as the Managed BDCs. The board of trustees of CCIF approved our resignation and appointed CCIF’s subadvisor Guggenheim Partners Investment Management, LLC, or Guggenheim, as the interim sole advisor to CCIF, effective as of September 11, 2017. The shareholders of CCIF approved Guggenheim’s appointment as sole advisor on a permanent basis on October 20, 2017. The Managed BDCs were included in the Managed Programs prior to our resignation as their advisor.

W. P. Carey 2017 10-K – 82

Notes to Consolidated Financial Statements

Reportable Segments

Owned Real Estate — Lease revenues and equity income (Note 7) from our wholly- and co-owned real estate investments generate the vast majority of our earnings. We invest in commercial properties located primarily in North America and Europe, which are leased to companies, primarily on a triple-net lease basis. We also own two hotels, which are considered operating properties. At December 31, 2017, our owned portfolio was comprised of our full or partial ownership interests in 887 properties, totaling approximately 84.9 million square feet (unaudited), substantially all of which were net leased to 210 tenants, with an occupancy rate of 99.8%.

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

As a result of our Board’s decision to exit non-traded retail fundraising activities, described above, we have revised how we view and present a component of our two reportable segments. As such, beginning with the second quarter of 2017, we include equity income generated through our (i) ownership of shares and limited partnership units of the Managed Programs (Note 7) and (ii) special general partner interests in the operating partnerships of the Managed REITs, through which we participate in their cash flows (Note 3), in our Investment Management segment. Previously, these items were recognized within our Owned Real Estate segment. Our Board’s decision to exit non-traded retail fundraising activities will not affect the continuation of these current revenue streams. We also include our equity investments in the Managed Programs in our Investment Management segment. Both (i) earnings from our investment in CCIF and (ii) our investment in CCIF continue to be included in our Investment Management segment. Results of operations and assets by segment for prior periods have been reclassified to conform to the current period presentation.

At December 31, 2017, the CPA REITs collectively owned all or a portion of 462 properties (including certain properties in which we have an ownership interest), totaling approximately 54.0 million square feet (unaudited), substantially all of which were net leased to 206 tenants, with an occupancy rate of approximately 99.7%. The Managed Programs also had interests in 166 operating properties, totaling approximately 20.1 million square feet (unaudited), in the aggregate.

Note 2. Summary of Significant Accounting Policies

Critical Accounting Policies and Estimates

Accounting for Acquisitions

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, we account for the transaction or other event as an asset acquisition. Under both methods, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, we evaluate the existence of goodwill or a gain from a bargain purchase. We capitalize acquisition-related costs and fees associated with asset acquisitions. We immediately expense acquisition-related costs and fees associated with business combinations. However, following our adoption of Accounting Standards Update, or ASU, 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, on January 1, 2017, as described below, all transaction costs incurred during the year ended December 31, 2017 were capitalized since our acquisitions during the year were classified as asset acquisitions. Most of our future acquisitions are likely to be classified as asset acquisitions.

Purchase Price Allocation of Tangible Assets — When we acquire properties with leases classified as operating leases, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The tangible assets consist of land, buildings, and site improvements. The intangible assets include the above- and below-market value of leases and the in-place leases, which includes the value of tenant relationships. Land is typically valued utilizing the sales comparison (or market) approach. Buildings are valued, as if vacant, using the cost and/or income approach. Site improvements are valued using the cost approach. The fair value of real estate is determined (i) primarily by reference to portfolio appraisals, which determines their values on a property level, by applying a discounted cash flow analysis to the

W. P. Carey 2017 10-K – 83

Notes to Consolidated Financial Statements

estimated net operating income for each property in the portfolio during the remaining anticipated lease term, and (ii) by the estimated residual value, which is based on a hypothetical sale of the property upon expiration of a lease factoring in the re-tenanting of such property at estimated current market rental rates, applying a selected capitalization rate, and deducting estimated costs of sale.

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

Purchase Price Allocation of Intangible Assets and Liabilities — We record above- and below-market lease intangible assets and liabilities for acquired properties based on the present value (using a discount rate reflecting the risks associated with the leases acquired including consideration of the credit of the lessee) of the difference between (i) the contractual rents to be paid pursuant to the leases negotiated or in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or equivalent property, both of which are measured over the estimated lease term, which includes renewal options that have rental rates below estimated market rental rates. We discount the difference between the estimated market rent and contractual rent to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired, which includes a consideration of the credit of the lessee. Estimates of market rent are generally determined by us relying in part upon a third-party appraisal obtained in connection with the property acquisition and can include estimates of market rent increase factors, which are generally provided in the appraisal or by local real estate brokers. We measure the fair value of below-market purchase option liabilities we acquire as the excess of the present value of the fair value of the real estate over the present value of the tenant’s exercise price at the option date. We determine these values using our estimates or by relying in part upon third-party appraisals conducted by independent appraisal firms.

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

The value of any in-place lease is estimated to be equal to the acquirer’s avoidance of costs as a result of having tenants in place, that would be necessary to lease the property for a lease term equal to the remaining primary in-place lease term and the value of investment grade tenancy. The cost avoidance is derived first by determining the in-place lease term on the subject lease. Then, based on our review of the market, the cost to be borne by a property owner to replicate a market lease to the

W. P. Carey 2017 10-K – 84

Notes to Consolidated Financial Statements

remaining in-place term is estimated. These costs consist of: (i) rent lost during downtime (i.e., assumed periods of vacancy), (ii) estimated expenses that would be incurred by the property owner during periods of vacancy, (iii) rent concessions (i.e. free rent), (iv) leasing commissions, and (v) tenant improvements allowances given to tenants. We determine these values using our estimates or by relying in part upon third-party appraisals. We amortize the value of in-place lease intangibles to depreciation and amortization expense over the remaining initial term of each lease. The amortization period for intangibles does not exceed the remaining depreciable life of the building.

If a lease is terminated, we charge the unamortized portion of above- and below-market lease values to rental income and in-place lease values to amortization expense. If a lease is amended, we will determine whether the economics of the amended lease continue to support the existence of the above- or below-market lease intangibles.

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

Purchase Price Allocation of Goodwill — In the case of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired and assumed, respectively, represents goodwill. We allocate goodwill to the respective reporting units in which such goodwill arises. Goodwill acquired in the CPA:15 Merger and the CPA:16 Merger was attributed to the Owned Real Estate segment which comprises one reporting unit. In the event we dispose of a property that constitutes a business under GAAP from a reporting unit with goodwill, we allocate a portion of the reporting unit’s goodwill to that business in determining the gain or loss on the disposal of the business. The amount of goodwill allocated to the business is based on the relative fair value of the business to the fair value of the reporting unit. As part of purchase accounting for a business, we record any deferred tax assets and/or liabilities resulting from the difference between the tax basis and GAAP basis of the investment in the taxing jurisdiction. Such deferred tax amount will be included in purchase accounting and may impact the amount of goodwill recorded depending on the fair value of all of the other assets and liabilities and the amounts paid.

Impairments

Real Estate — We periodically assess whether there are any indicators that the value of our long-lived real estate and related intangible assets may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, the vacancy of a property that is not subject to a lease, an upcoming lease expiration, a tenant with credit difficulty, the termination of a lease by a tenant, or a likely disposition of the property.

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

Assets Held for Sale — We generally classify real estate assets that are subject to operating leases or direct financing leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied, we received a non-refundable deposit, and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we compare the asset’s fair value less estimated cost to sell to its carrying value, and if the fair value less estimated cost to sell is less than the property’s carrying value, we reduce the carrying value to the fair

W. P. Carey 2017 10-K – 85

Notes to Consolidated Financial Statements

value less estimated cost to sell. We base the fair value on the contract and the estimated cost to sell on information provided by brokers and legal counsel. We then compare the asset’s fair value (less estimated cost to sell) to its carrying value, and if the fair value, less estimated cost to sell, is less than the property’s carrying value, we reduce the carrying value to the fair value, less estimated cost to sell. We will continue to review the property for subsequent changes in the fair value, and may recognize an additional impairment charge, if warranted.

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

Equity Investments in the Managed Programs and Real Estate — We evaluate our equity investments in the Managed Programs and real estate on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent an impairment has occurred and is determined to be other-than-temporary, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by calculating our share of the estimated fair market value of the underlying net assets based on the terms of the applicable partnership or joint venture agreement. For certain investments in the Managed REITs, we calculate the estimated fair value of our investment using the most recently published net asset value per share, or NAV, of each Managed REIT multiplied by the number of shares owned. For our equity investments in real estate, we calculate the estimated fair value of the underlying investment’s real estate or net investment in direct financing lease as described in Real Estate and Direct Financing Leases above. The fair value of the underlying investment’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying investment’s other financial assets and liabilities (excluding net investment in direct financing leases) have fair values that generally approximate their carrying values.

Goodwill — We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event using a two-step process. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount. To identify any impairment, we first compare the estimated fair value of each of our reporting units with their respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, we do not consider goodwill to be impaired and no further analysis is required. If the carrying amount of the reporting unit exceeds its estimated fair value, we then perform the second step to determine and measure the amount of the potential impairment charge.

We calculate the estimated fair value of the Investment Management segment by utilizing a discounted cash flow analysis methodology and available NAVs. We calculate the estimated fair value of the Owned Real Estate reporting unit by applying an AFFO multiple based on comparable companies.

In connection with our Board’s decision to exit non-traded retail fundraising activities in June 2017 (Note 1), we performed a test for impairment during the second quarter of 2017 on goodwill recorded in both segments, and no impairment was indicated. The goodwill recorded in both segments is generally evaluated for impairment during the fourth quarter of every year. In connection with the CPA:16 Merger and the CPA:15 Merger, we recorded goodwill in our Owned Real Estate reporting unit. In addition, in connection with the acquisition of certain international properties prior to our adoption of ASU 2017-01, we have recorded goodwill in our Owned Real Estate reporting unit related to deferred foreign income taxes. Prior to the CPA:15 Merger, there was no goodwill recorded in our Owned Real Estate reporting unit.

W. P. Carey 2017 10-K – 86

Notes to Consolidated Financial Statements

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

At December 31, 2017, we considered 28 entities VIEs, 21 of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in the consolidated balance sheets (in thousands):

	December 31,
	2017	2016 (a)
Land, buildings and improvements	$916,001	$886,148
Net investments in direct financing leases	40,133	60,294
In-place lease and other intangible assets	268,863	245,480
Above-market rent intangible assets	103,081	98,043
Accumulated depreciation and amortization	(251,979)	(184,710)
Total assets	1,118,727	1,150,093

Non-recourse mortgages, net	$128,230	$406,574
Total liabilities	201,186	548,659
__________

(a)
In 2017, we reclassified certain line items in our consolidated balance sheets, as described below. As a result, prior period amounts for certain line items included within Net investments in real estate have been reclassified to conform to the current period presentation.

At December 31, 2017, our seven unconsolidated VIEs included our interests in six unconsolidated real estate investments, which we account for under the equity method of accounting, and one unconsolidated entity, which we account for under the cost method of accounting and is included within our Investment Management segment. At December 31, 2016, our seven unconsolidated VIEs included our interests in six unconsolidated real estate investments and one unconsolidated entity among our interests in the Managed Programs, all of which we accounted for under the equity method of accounting. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities. As of December 31, 2017 and 2016, the net carrying amount of our investments in these entities was $152.7 million and $152.9 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

W. P. Carey 2017 10-K – 87

Notes to Consolidated Financial Statements

At December 31, 2017, we had an investment in a tenancy-in-common interest in various underlying international properties. Consolidation of this investment is not required as such interest does not qualify as a VIE and does not meet the control requirement for consolidation. Accordingly, we account for this investment using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment provides us with significant influence on the operating and financial decisions of this investment.

At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the jointly owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments, nor do we have any legal obligation to fund operating deficits. At December 31, 2017, none of our equity investments had carrying values below zero.

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

As a result of our Board’s decision to exit non-traded retail fundraising activities as of June 30, 2017 (Note 1), we have revised how we view and present a component of our two reportable segments. As such, effective since the second quarter of 2017, we include (i) equity in earnings of equity method investments in the Managed Programs and (ii) equity investments in the Managed Programs in our Investment Management segment. Results of operations and assets by segment for prior periods have been reclassified to conform to the current period presentation.

In connection with our adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, as described below, we retrospectively reclassified Payments for withholding taxes upon delivery of equity-based awards and exercises of stock options from Net cash provided by operating activities to Net cash (used in) provided by financing activities within our consolidated statements of cash flows.

W. P. Carey 2017 10-K – 88

Notes to Consolidated Financial Statements

Land, Buildings and Improvements — We carry land, buildings, and personal property at cost less accumulated depreciation. We capitalize improvements and significant renovations that extend the useful life of the properties, while we expense replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets as incurred.

Gain/Loss on Sale — We recognize gains and losses on the sale of properties when, among other criteria, we no longer have continuing involvement, the parties are bound by the terms of the contract, all consideration has been exchanged, and all conditions precedent to closing have been performed. At the time the sale is consummated, a gain or loss is recognized as the difference between the sale price, less any selling costs, and the carrying value of the property.

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

Other Assets and Liabilities — We include prepaid expenses, deferred rental income, tenant receivables, deferred charges, escrow balances held by lenders, restricted cash balances, marketable securities, derivative assets, other intangible assets, corporate fixed assets, our cost method investment in CCIF, and our note receivable in Other assets, net. We include derivative liabilities, amounts held on behalf of tenants, and deferred revenue in Accounts payable, accrued expenses and other liabilities. Deferred charges are costs incurred in connection with obtaining or amending our credit facility that are amortized over the terms of the debt and included in Interest expense in the consolidated financial statements. Deferred rental income is the aggregate cumulative difference for operating leases between scheduled rents that vary during the lease term, and rent recognized on a straight-line basis.

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

Revenue Recognition, Real Estate Leased to Others — We lease real estate to others primarily on a triple-net leased basis, whereby the tenant is generally responsible for operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, and improvements. For the years ended December 31, 2017, 2016, and 2015, our tenants, pursuant to their lease obligations, have made direct payment to the taxing authorities of real estate taxes of approximately $59.3 million, $56.0 million, and $57.7 million, respectively.

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

W. P. Carey 2017 10-K – 89

Notes to Consolidated Financial Statements

For our operating leases, we record real estate at cost less accumulated depreciation; we recognize future minimum rental revenue on a straight-line basis over the non-cancelable lease term of the related leases and charge expenses to operations as incurred (Note 4). We record leases accounted for under the direct financing method as a net investment in direct financing leases (Note 5). The net investment is equal to the cost of the leased assets. The difference between the cost and the gross investment, which includes the residual value of the leased asset and the future minimum rents, is unearned income. We defer and amortize unearned income to income over the lease term so as to produce a constant periodic rate of return on our net investment in the lease.

Revenue Recognition, Investment Management Operations — We earn structuring revenue and asset management revenue in connection with providing services to the Managed Programs. We earn structuring revenue for services we provide in connection with the analysis, negotiation, and structuring of transactions, including acquisitions and dispositions and the placement of mortgage financing obtained by the Managed Programs. We earn asset management revenue from property management, leasing, and advisory services performed. In addition, we earn subordinated incentive and disposition revenue related to the disposition of properties. We may also earn termination revenue in connection with the termination of the advisory agreements for the Managed REITs.

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

During their respective offering periods, the Managed Programs reimbursed us for certain costs in connection with those offerings that we incurred on their behalf, which consisted primarily of broker-dealer commissions, marketing costs, and an annual distribution and shareholder servicing fee, as applicable. As a result of our exit from non-traded retail fundraising activities on June 2017, we ceased raising funds on behalf of the Managed Programs in the third quarter of 2017 and no longer incur these costs. However, the Managed Programs will continue to reimburse us for certain personnel and overhead costs that we incur on their behalf. We record reimbursement income as the expenses are incurred, subject to limitations on a Managed Program’s ability to incur offering costs or limitations imposed by the advisory agreements.

Asset Retirement Obligations — Asset retirement obligations relate to the legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or normal operation of a long-lived asset. The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred or at the point of acquisition of an asset with an assumed asset retirement obligation, and the cost of such liability is recorded as an increase in the carrying amount of the related long-lived asset by the same amount. The liability is accreted each period and the capitalized cost is depreciated over the estimated remaining life of the related long-lived asset. Revisions to estimated retirement obligations result in adjustments to the related capitalized asset and corresponding liability.

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

Stock-Based Compensation — We have granted stock options, restricted share awards, or RSAs, restricted share units, or RSUs, and performance share units, or PSUs, to certain employees and independent directors. Grants were awarded in the name of the recipient subject to certain restrictions of transferability and a risk of forfeiture. Stock-based compensation expense for all equity-classified stock-based compensation awards is based on the grant date fair value estimated in accordance with current accounting guidance for share-based payments. We recognize these compensation costs for only those shares expected to vest on a straight-line or graded-vesting basis, as appropriate, over the requisite service period of the award. We include stock-based compensation within Additional paid-in capital in the consolidated statements of equity and Stock-based compensation expense in the consolidated statements of income.

W. P. Carey 2017 10-K – 90

Notes to Consolidated Financial Statements

Foreign Currency Translation and Transaction Gains and Losses — We have interests in international real estate investments primarily in Europe, Canada, and Australia, and the primary functional currencies for those investments are the euro, the British pound sterling, the Canadian dollar, and the Australian dollar. We perform the translation from these currencies to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the year. We report the gains and losses resulting from such translation as a component of other comprehensive income in equity. These translation gains and losses are released to net income (within Gain on sale of real estate, net of tax in the consolidated statements of income) when we have substantially exited from all investments in the related currency.

A transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Also, foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of short-term subordinated intercompany debt with scheduled principal payments, are included in the determination of net income (within Other income and (expenses) in the statements of income).

Intercompany foreign currency transactions of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), in which the entities involved in the transactions are consolidated or accounted for by the equity method in our consolidated financial statements, are not included in net income but are reported as a component of other comprehensive income in equity.

Derivative Instruments — We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. For a derivative designated and that qualified as a net investment hedge, the effective portion of the change in the fair value and/or the net settlement of the derivative are reported in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. Amounts are reclassified out of Other comprehensive income (loss) into earnings when the hedged investment is either sold or substantially liquidated. In accordance with fair value measurement guidance, counterparty credit risk is measured on a net portfolio position basis.

General and Administrative Expenses — Beginning with the third quarter of 2017, personnel and rent expenses included within general and administrative expenses that are recorded by our Owned Real Estate and Investment Managements segments are allocated based on time incurred by our personnel for those segments. Following our exit from non-traded retail fundraising activities, as of June 30, 2017 (Note 1), we believe that this allocation methodology is appropriate.

Income Taxes — We conduct business in various states and municipalities primarily within North America and Europe, and as a result, we or one or more of our subsidiaries file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. We derive most of our REIT income from our real estate operations under our Owned Real Estate segment. Our domestic real estate operations are generally not subject to federal tax, and accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements for these operations. These operations may be subject to certain state and local taxes, as applicable. We conduct our Investment Management operations primarily through TRSs. In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate-related business (except for the operation or management of health care facilities or lodging facilities or providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). These operations are subject to federal, state, local, and foreign taxes, as applicable. Our financial statements are prepared on a consolidated basis including these TRSs and include a provision for current and deferred taxes on these operations.

Significant judgment is required in determining our tax provision and in evaluating our tax positions. We establish tax reserves based on a benefit recognition model, which could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, we recognize the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon settlement. We derecognize the tax position when it is no longer more likely than not of being sustained.

W. P. Carey 2017 10-K – 91

Notes to Consolidated Financial Statements

Our earnings and profits, which determine the taxability of distributions to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in depreciation, including hotel properties, and timing differences of rent recognition and certain expense deductions, for federal income tax purposes.

We recognize deferred income taxes in certain of our subsidiaries taxable in the United States or in foreign jurisdictions. Deferred income taxes are generally the result of temporary differences (items that are treated differently for tax purposes than for GAAP purposes as described in Note 15). In addition, deferred tax assets arise from unutilized tax net operating losses, generated in prior years. Deferred income taxes are computed under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial bases of assets and liabilities. We provide a valuation allowance against our deferred income tax assets when we believe that it is more likely than not that all or some portion of the deferred income tax asset may not be realized. Whenever a change in circumstances causes a change in the estimated realizability of the related deferred income tax asset, the resulting increase or decrease in the valuation allowance is included in deferred income tax expense (benefit).

Earnings Per Share — Basic earnings per share is calculated by dividing net income available to common stockholders, as adjusted for unallocated earnings attributable to the nonvested RSUs and RSAs by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share reflects potentially dilutive securities (RSAs, RSUs, PSUs, and options) using the treasury stock method, except when the effect would be anti-dilutive.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Pronouncements Adopted as of December 31, 2017

In March 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 amends Accounting Standards Codification, or ASC, Topic 718, Compensation-Stock Based Compensation to simplify various aspects of how share-based payments are accounted for and presented in the financial statements including (i) reflecting income tax effects of share-based payments through the income statement, (ii) allowing statutory tax withholding requirements at the employees’ maximum individual tax rate without requiring awards to be classified as liabilities, and (iii) permitting an entity to make an accounting policy election for the impact of forfeitures on the recognition of expense. ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period, with early adoption permitted.

We adopted ASU 2016-09 as of January 1, 2017 and elected to account for forfeitures as they occur, rather than to account for them based on an estimate of expected forfeitures. This election was adopted using a modified retrospective transition method, with a cumulative effect adjustment to retained earnings. The related financial statement impact of this adjustment is not material. Depending on several factors, such as the market price of our common stock, employee stock option exercise behavior, and corporate income tax rates, the excess tax benefits associated with the exercise of stock options and the vesting and delivery of RSAs, RSUs, and PSUs, could generate a significant income tax benefit in a particular interim period, potentially creating volatility in Net income attributable to W. P. Carey and basic and diluted earnings per share between interim periods. Under the former accounting guidance, windfall tax benefits related to stock-based compensation were recognized within Additional paid-in capital in our consolidated financial statements. Under ASU 2016-09, these amounts are reflected as a reduction to Provision for income taxes. For reference, windfall tax benefits related to stock-based compensation recorded in Additional paid-in capital for the years ended December 31, 2016 and 2015 were $6.7 million and $12.5 million, respectively. Windfall tax benefits related to stock-based compensation recorded as a deferred tax benefit for the year ended December 31, 2017 was $4.6 million.

W. P. Carey 2017 10-K – 92

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 intends to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business: inputs, processes, and outputs. While an integrated set of assets and activities, collectively referred to as a “set,” that is a business usually has outputs, outputs are not required to be present. ASU 2017-01 provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We elected to early adopt ASU 2017-01 on January 1, 2017 on a prospective basis. While our acquisitions have historically been classified as either business combinations or asset acquisitions, certain acquisitions that were classified as business combinations by us likely would have been considered asset acquisitions under the new standard. As a result, all transaction costs incurred during the year ended December 31, 2017 were capitalized since our acquisitions during the year were classified as asset acquisitions. Most of our future acquisitions are likely to be classified as asset acquisitions under this new standard. In addition, goodwill that was previously allocated to businesses that were sold or held for sale will no longer be allocated and written off upon sale if future sales were deemed to be sales of assets and not businesses.

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

Pronouncements to be Adopted after December 31, 2017

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, which constitute a majority of our revenues, but will primarily apply to revenues generated from our operating properties and our Investment Management business. We adopted this guidance for our interim and annual periods beginning January 1, 2018 using the modified retrospective method. We performed a comprehensive evaluation of the impact of the new standard across our revenue streams, and determined that the timing of revenue recognition and its classification in our consolidated financial statements will remain substantially unchanged.

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

W. P. Carey 2017 10-K – 93

Notes to Consolidated Financial Statements

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 intends to reduce diversity in practice for certain cash flow classifications, including, but not limited to (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination, (iii) proceeds from the settlement of insurance claims, and (iv) distributions received from equity method investees. ASU 2016-15 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early application of the guidance permitted. We adopted this guidance for our interim and annual periods beginning January 1, 2018. The adoption of ASU 2016-15 is not expected to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 intends to reduce diversity in practice for the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We adopted this guidance for our interim and annual periods beginning January 1, 2018. The adoption of ASU 2016-18 is not expected to have a material impact on our consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term “in substance nonfinancial asset,” in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20. This amendment also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent company may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. ASU 2017-05 is effective for periods beginning after December 15, 2017, with early application permitted for fiscal years beginning after December 15, 2016. We adopted this guidance for our interim and annual periods beginning January 1, 2018. The adoption of ASU 2017-05 is not expected to have a significant impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when to account for a change to the terms and conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, vesting conditions, or classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 will be effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We adopted this guidance for our interim and annual periods beginning January 1, 2018. The adoption of ASU 2017-09 is not expected to have a significant impact on our consolidated financial statements.

W. P. Carey 2017 10-K – 94

Notes to Consolidated Financial Statements

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess hedge effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. ASU 2017-12 will be effective in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2017-12 on our consolidated financial statements, and expect to adopt the standard for the fiscal year beginning January 1, 2019.

Note 3. Agreements and Transactions with Related Parties

Advisory Agreements and Partnership Agreements with the Managed Programs

We have advisory agreements with each of the Managed Programs, pursuant to which we earn fees and are entitled to receive reimbursement for certain fund management expenses. The advisory agreements also entitle us to fees for serving as the dealer manager for the offerings of the Managed Programs. However, as previously noted, we ceased all active non-traded retail fundraising activities as of June 30, 2017 and facilitated the orderly processing of sales for CWI 2 and CESH I until their offerings closed on July 31, 2017, at which point we no longer received dealer manager fees. In addition, we resigned as CCIF’s advisor in August 2017 and our advisory agreement with CCIF was terminated effective as of September 11, 2017, at which point we no longer earned any fees from CCIF. We currently expect to continue to manage all existing Managed Programs through the end of their respective life cycles (Note 1). The advisory agreements with each of the Managed REITs have one-year terms and are currently scheduled to expire on December 31, 2018, and may be renewed for successive periods. The advisory agreement with CESH I, which commenced on June 3, 2016, will continue until terminated pursuant to its terms.

We have partnership agreements with each of the Managed REITs, pursuant to which we are entitled to receive certain cash distributions. We also have a partnership agreement with CESH I, pursuant to which we received limited partnership units of CESH I equal to 2.5% of its gross offering proceeds in lieu of certain reimbursement prior to the closing of CESH I’s offering on July 31, 2017.

The following tables present a summary of revenue earned and/or cash received from the Managed Programs for the periods indicated, included in the consolidated financial statements. Asset management revenue excludes amounts received from third parties (in thousands):

	Years Ended December 31,
	2017	2016	2015
Asset management revenue	$70,125	$61,879	$49,892
Reimbursable costs from affiliates	51,445	66,433	55,837
Distributions of Available Cash	47,862	45,121	38,406
Structuring revenue	34,198	47,328	92,117
Dealer manager fees	4,430	8,002	4,794
Interest income on deferred acquisition fees and loans to affiliates	2,103	740	1,639
Other advisory revenue	896	2,435	203
	$211,059	$231,938	$242,888

	Years Ended December 31,
	2017	2016	2015
CPA:17 – Global	$75,188	$74,852	$81,740
CPA:18 – Global	28,683	31,330	85,431
CWI 1	33,691	34,085	44,712
CWI 2	50,189	67,524	30,340
CCIF	12,787	11,164	665
CESH I	10,521	12,983	—
	$211,059	$231,938	$242,888

W. P. Carey 2017 10-K – 95

Notes to Consolidated Financial Statements

The following table presents a summary of amounts included in Due from affiliates in the consolidated financial statements (in thousands):

	December 31,
	2017	2016
Short-term loans to affiliates, including accrued interest	$84,031	$237,613
Deferred acquisition fees receivable, including accrued interest	12,345	21,967
Reimbursable costs	4,315	4,427
Accounts receivable	4,089	5,005
Asset management fees receivable	356	2,449
Organization and offering costs	89	784
Current acquisition fees receivable	83	8,024
Distribution and shareholder servicing fees	—	19,341
	$105,308	$299,610

Asset Management Revenue

Under the advisory agreements with the Managed Programs, we earn asset management revenue for managing their investment portfolios. The following table presents a summary of our asset management fee arrangements with the Managed Programs:

Managed Program	Rate	Payable	Description
CPA:17 – Global	0.5% – 1.75%	2015 and 2016 50% in cash and 50% in shares of its common stock; 2017 in shares of its common stock	Rate depends on the type of investment and is based on the average market or average equity value, as applicable
CPA:18 – Global	0.5% – 1.5%	In shares of its class A common stock	Rate depends on the type of investment and is based on the average market or average equity value, as applicable
CWI 1	0.5%	2015 and 2016 in cash; 2017 in shares of its common stock	Rate is based on the average market value of the investment; we are required to pay 20% of the asset management revenue we receive to the subadvisor
CWI 2	0.55%	In shares of its class A common stock	Rate is based on the average market value of the investment; we are required to pay 25% of the asset management revenue we receive to the subadvisor
CCIF	1.75% – 2.00%	In cash, prior to our resignation as the advisor to CCIF, effective September 11, 2017 (Note 1)	Based on the average of gross assets at fair value; we were required to pay 50% of the asset management revenue we received to the subadvisor
CESH I	1.0%	In cash	Based on gross assets at fair value

W. P. Carey 2017 10-K – 96

Notes to Consolidated Financial Statements

Structuring Revenue

Under the terms of the advisory agreements with the Managed Programs, we earn revenue for structuring and negotiating investments and related financing. We did not earn any structuring revenue from the Managed BDCs. The following table presents a summary of our structuring fee arrangements with the Managed Programs:

Managed Program	Rate	Payable	Description
CPA:17 – Global	1% – 1.75%, 4.5%	In cash; for non net-lease investments, 1% – 1.75% upon completion; for net-lease investments, 2.5% upon completion, with 2% deferred and payable in three interest-bearing annual installments
Based on the total aggregate cost of the net-lease investments made; also based on the total aggregate cost of the non net-lease investments or commitments made; total limited to 6% of the contract prices in aggregate

CPA:18 – Global	4.5%
In cash; for all investments, other than readily marketable real estate securities for which we will not receive any acquisition fees, 2.5% upon completion, with 2% deferred and payable in three interest-bearing annual installments
			Based on the total aggregate cost of the investments or commitments made; total limited to 6% of the contract prices in aggregate
CWI REITs	1% – 2.5%
In cash upon completion; loan refinancing transactions up to 1% of the principal amount; 2.5% of the total investment cost of the properties acquired, however, fees were paid 50% in cash and 50% in shares of CWI 1’s common stock and CWI 2’s Class A common stock for a jointly-owned investment structured on behalf of CWI 1 and CWI 2 in September 2017, with the approval of each CWI REIT’s board of directors

Based on the total aggregate cost of the lodging investments or commitments made; we are required to pay 20% and 25% to the subadvisors of CWI 1 and CWI 2, respectively; total for each CWI REIT limited to 6% of the contract prices in aggregate

CESH I	2.0%	In cash upon acquisition	Based on the total aggregate cost of investments or commitments made, including the acquisition, development, construction, or redevelopment of the investments

W. P. Carey 2017 10-K – 97

Notes to Consolidated Financial Statements

Reimbursable Costs from Affiliates

During their respective offering periods, the Managed Programs reimbursed us for certain costs that we incurred on their behalf, which consisted primarily of broker-dealer commissions, marketing costs, and an annual distribution and shareholder servicing fee, as applicable. As a result of our exit from non-traded retail fundraising activities in June 2017, we ceased raising funds on behalf of the Managed Programs in the third quarter of 2017 and no longer incur these costs. The Managed Programs will continue to reimburse us for certain personnel and overhead costs that we incur on their behalf. The following tables present summaries of such fee arrangements:

Broker-Dealer Commissions

Managed Program	Rate	Payable	Description
CPA:18 – Global Class A Shares	$0.70	In cash upon share settlement; 100% re-allowed to broker-dealers	Per share sold; this offering closed in April 2015
CPA:18 – Global Class C Shares	$0.14	In cash upon share settlement; 100% re-allowed to broker-dealers	Per share sold; this offering closed in April 2015
CWI 2 Class A Shares	January 1, 2015 through March 31, 2017: $0.70 April 27, 2017 through July 31, 2017: $0.84 (a)	In cash upon share settlement; 100% re-allowed to broker-dealers	Per share sold
CWI 2 Class T Shares	January 1, 2015 through March 31, 2017: $0.19 April 27, 2017 through July 31, 2017: $0.23 (a)	In cash upon share settlement; 100% re-allowed to broker-dealers	Per share sold
CCIF Feeder Funds	Through September 10, 2017: 0% – 3% (b)	In cash upon share settlement; 100% re-allowed to broker-dealers
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

(b)	In August 2017, we resigned as the advisor to CCIF, and our advisory agreement with CCIF was terminated, effective as of September 11, 2017.

W. P. Carey 2017 10-K – 98

Notes to Consolidated Financial Statements

Dealer Manager Fees

Managed Program	Rate	Payable	Description
CPA:18 – Global Class A Shares	$0.30	Per share sold	In cash upon share settlement; a portion may be re-allowed to broker-dealers; this offering closed in April 2015
CPA:18 – Global Class C Shares	$0.21	Per share sold	In cash upon share settlement; a portion may be re-allowed to broker-dealers; this offering closed in April 2015
CWI 2 Class A Shares	January 1, 2015 through March 31, 2017: $0.30 April 27, 2017 through July 31, 2017: $0.36 (a)	Per share sold	In cash upon share settlement; a portion may be re-allowed to broker-dealers; this offering closed in July 2017
CWI 2 Class T Shares	January 1, 2015 through March 31, 2017: $0.26 April 27, 2017 through July 31, 2017: $0.31 (a)	Per share sold	In cash upon share settlement; a portion may be re-allowed to broker-dealers; this offering closed in July 2017
CCIF Feeder Funds	Through September 10, 2017: 2.50% – 3.0% (b)	Based on the selling price of each share sold	In cash upon share settlement; a portion may be re-allowed to broker-dealers; CCIF 2016 T’s offering closed on April 28, 2017
CESH I	Up to 3.0% of gross offering proceeds (a)	Per limited partnership unit sold	In cash upon limited partnership unit settlement; a portion may be re-allowed to broker-dealers; this offering closed in July 2017
__________

(a)
In connection with the end of active fundraising by Carey Financial on June 30, 2017, we facilitated the orderly processing of sales in the offerings of CWI 2 and CESH I through July 31, 2017, which then closed their respective offerings on that date.

(b)	In August 2017, we resigned as the advisor to CCIF, and our advisory agreement with CCIF was terminated, effective as of September 11, 2017.

Annual Distribution and Shareholder Servicing Fee

Managed Program	Rate	Payable	Description
CPA:18 – Global Class C Shares (a)	1.0%	Accrued daily and payable quarterly in arrears in cash; a portion may be re-allowed to selected dealers	Based on the purchase price per share sold or, once it was reported, the NAV; cease paying when underwriting compensation from all sources equals 10% of gross offering proceeds
CWI 2 Class T Shares (a)	1.0%	Accrued daily and payable quarterly in arrears in cash; a portion may be re-allowed to selected dealers
Based on the purchase price per share sold or, once it was reported, the NAV; cease paying on the earlier of six years or when underwriting compensation from all sources equals 10% of gross offering proceeds

CCIF 2016 T (b)	0.9%	Payable quarterly in arrears in cash; 100% is re-allowed to selected dealers
Based on the weighted-average net price of shares sold in the public offering; cease paying on the earlier of when underwriting compensation from all sources equals, including this fee, 10% of gross offering proceeds or the date at which a liquidity event occurs

__________

W. P. Carey 2017 10-K – 99

Notes to Consolidated Financial Statements

(a)
In connection with our exit from non-traded retail fundraising activities as of June 30, 2017, beginning with the payment for the third quarter of 2017 (which was made during the fourth quarter of 2017), the distribution and shareholder servicing fee is now paid directly to selected dealers by the respective Managed REITs. As a result, our liability to the selected dealers and the corresponding receivable from the Managed REITs were removed during the third quarter of 2017.

(b)
In connection with our resignation as advisor to CCIF in August 2017, our dealer manager agreement was assigned to Guggenheim. As a result, our liability to the selected dealers and the corresponding receivable from CCIF was removed.

Personnel and Overhead Costs

Managed Program	Payable	Description
CPA:17 – Global and CPA:18 – Global	In cash
Personnel and overhead costs, excluding those related to our legal transactions group, our senior management, and our investments team, are charged to the CPA REITs based on the average of the trailing 12-month aggregate reported revenues of the Managed Programs and us, and are capped at 2.0%, 2.2%, and 2.4% of each CPA REIT’s pro rata lease revenues for 2017, 2016, and 2015, respectively; the cap is 1.0% for 2018; for the legal transactions group, costs are charged according to a fee schedule

CWI 1 and CWI 2	In cash
Actual expenses incurred, excluding those related to our senior management; allocated between the CWI REITs based on the percentage of their total pro rata hotel revenues for the most recently completed quarter

CCIF and CCIF Feeder Funds	In cash, prior to our resignation as the advisor to CCIF, effective September 11, 2017 (Note 1)	Actual expenses incurred, excluding those related to our investment management team and senior management team
CESH I	2015 N/A; 2016 and 2017 in cash	Actual expenses incurred

Organization and Offering Costs

Managed Program	Payable	Description
CPA:18 – Global	In cash; within 60 days after the end of the quarter in which the offering terminates	Actual costs incurred from 1.5% through 4.0% of the gross offering proceeds, depending on the amount raised; this offering closed in April 2015
CWI 2 (a)	In cash; within 60 days after the end of the quarter in which the offering terminates	Actual costs incurred up to 1.5% of the gross offering proceeds; this offering closed in July 2017
CCIF and CCIF Feeder Funds (b)	In cash; payable monthly, prior to our resignation as the advisor to CCIF, effective September 11, 2017 (Note 1)	Up to 1.5% of the gross offering proceeds; we were required to pay 50% of the organization and offering costs we received to the subadvisor
CESH I (a)	N/A	In lieu of reimbursing us for organization and offering costs, CESH I paid us limited partnership units, as described below under Other Advisory Revenue; this offering closed in July 2017
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

Other Advisory Revenue

Under the limited partnership agreement we have with CESH I, we paid all organization and offering costs on behalf of CESH I, but instead of being reimbursed for actual costs that we incurred, we received limited partnership units of CESH I equal to 2.5% of its gross offering proceeds. This revenue, which commenced in the third quarter of 2016 and ended in the third quarter of 2017, is included in Other advisory revenue in the consolidated statements of income and totaled $0.7 million and $2.4 million for the years ended December 31, 2017 and 2016, respectively. In connection with the end of active non-traded retail

W. P. Carey 2017 10-K – 100

Notes to Consolidated Financial Statements

fundraising by Carey Financial on June 30, 2017, we facilitated the orderly processing of sales of CESH I through July 31, 2017, which closed its offering on that date.

Distributions of Available Cash

We are entitled to receive distributions of up to 10% of the Available Cash (as defined in the respective partnership agreements) from the operating partnerships of each of the Managed REITs, as described in their respective operating partnership agreements, payable quarterly in arrears. We are required to pay 20% and 25% of such distributions to the subadvisors of CWI 1 and CWI 2, respectively.

Back-End Fees and Interests in the Managed Programs

Under our advisory agreements with certain of the Managed Programs, we may also receive compensation in connection with providing liquidity events for their stockholders. For the Managed REITs, the timing and form of such liquidity events are at the discretion of each REIT’s board of directors, and in certain instances, we have waived these fees in connection with the liquidity events of prior programs that we managed. Therefore, there can be no assurance as to whether or when any of these back-end fees or interests will be realized. Such back-end fees or interests may include disposition fees, interests in disposition proceeds, and distributions related to ownership of shares or limited partnership units in the Managed Programs.

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

The following table sets forth certain information regarding our loans to affiliates (dollars in thousands):

	Interest Rate at December 31, 2017	Maturity Date at December 31, 2017	Maximum Loan Amount Authorized at December 31, 2017	Principal Outstanding Balance at December 31, (a)
Managed Program				2017	2016
CWI 1 (b) (c)	LIBOR + 1.00%	6/30/2018; 12/31/2018	$100,000	$68,637	$—
CESH I (b)	LIBOR + 1.00%	5/3/2018; 5/9/2018	35,000	14,461	—
CWI 2 (d)	N/A	N/A	25,000	—	210,000
CPA:18 – Global	N/A	N/A	50,000	—	27,500
				$83,098	$237,500
__________

(a)	Amounts exclude accrued interest of $0.9 million and $0.1 million at December 31, 2017 and 2016, respectively.

(b)	LIBOR means London Interbank Offered Rate.

(c)
We entered into a secured credit facility with CWI 1 in September 2017, comprised of a $75.0 million bridge loan to facilitate an acquisition and a $25.0 million revolving working capital facility. In January and February 2018, CWI 1 made net repayments totaling $27.0 million of the loans outstanding to us at December 31, 2017 (Note 19).

(d)	We entered into a secured $25.0 million revolving working capital facility with CWI 2 in October 2017.

Other

At December 31, 2017, we owned interests ranging from 3% to 90% in jointly owned investments in real estate, including a jointly controlled tenancy-in-common interest in several properties, with the remaining interests generally held by affiliates. In addition, we owned stock of each of the Managed REITs and CCIF and limited partnership units of CESH I. We consolidate certain of these investments and account for the remainder either (i) under the equity method of accounting, (ii) under the cost method of accounting, or (iii) at fair value by electing the equity method fair value option available under GAAP (Note 7).

W. P. Carey 2017 10-K – 101

Notes to Consolidated Financial Statements

Note 4. Land, Buildings and Improvements and Assets Held for Sale

Land, Buildings and Improvements — Operating Leases

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	December 31,
	2017	2016
Land	$1,125,539	$1,128,933
Buildings and improvements	4,208,907	4,053,334
Real estate under construction	39,772	21,859
Less: Accumulated depreciation	(613,543)	(472,294)
	$4,760,675	$4,731,832

During 2017, the U.S. dollar weakened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro increased by 13.8% to $1.1993 from $1.0541. As a result of this fluctuation in foreign exchange rates, the carrying value of our Land, buildings and improvements subject to operating leases increased by $177.9 million from December 31, 2016 to December 31, 2017.

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $143.9 million, $142.7 million, and $137.3 million for the years ended December 31, 2017, 2016, and 2015, respectively. Accumulated depreciation of buildings and improvements subject to operating leases is included in Accumulated depreciation and amortization in the consolidated financial statements.

In connection with changes in lease classifications due to extensions of the underlying leases, we reclassified six properties with an aggregate carrying value of $1.6 million from Net investments in direct financing leases to Land, buildings and improvements during 2017 (Note 5).

Acquisitions of Real Estate During 2017 — We entered into the following investments, which were deemed to be real estate asset acquisitions, at a total cost of $31.8 million, including land of $4.8 million, buildings of $18.5 million (including acquisition-related costs of $0.1 million in the aggregate, which were capitalized), and net lease intangibles of $8.5 million:

•
an investment of $6.0 million for an industrial facility in Chicago, Illinois on June 27, 2017. We also committed to fund an additional $3.6 million of building improvements at that facility by June 2018; and

•	an investment of $25.8 million for an office building in Roseville, Minnesota on November 14, 2017.

The acquired net lease intangibles are comprised of in-place lease intangible assets totaling $8.6 million, which have a weighted-average expected life of 15.9 years, and a below-market rent intangible liability of $0.1 million, which has an expected life of 15 years.

Acquisitions of Real Estate During 2016 — We entered into the following investments, which were deemed to be real estate asset acquisitions, at a total cost of $530.3 million, including land of $140.2 million, buildings of $259.8 million, and net lease intangibles of $130.3 million (including acquisition-related costs of $4.0 million in the aggregate, which were capitalized to land, building, and intangibles):

•
an investment of $167.7 million for three private school campuses in Coconut Creek, Florida on April 1, 2016 and in Windermere, Florida and Houston, Texas on May 31, 2016. We also committed to fund an additional $128.1 million of build-to-suit financing through 2020 in order to fund expansions of the existing facilities;

•
an investment of $218.2 million for 43 manufacturing facilities in various locations in the United States and six manufacturing facilities in various locations in Canada on April 5 and 14, 2016; on October 4, 2016, we acquired a manufacturing facility in San Antonio, Texas from the tenant for $3.8 million (which we consider to be part of the original investment) and simultaneously disposed of a manufacturing facility in Mascouche, Canada, which was acquired as part of the original investment, for the same amount; and

W. P. Carey 2017 10-K – 102

Notes to Consolidated Financial Statements

•
an investment of $140.7 million for 13 manufacturing facilities and one office facility in various locations in Canada, Mexico, and the United States on November 8, 2016 and December 1, 2016. In addition, we recorded an estimated deferred tax liability of $29.4 million, with a corresponding increase to the asset value, since we assumed the tax basis of the acquired entities as part of the acquisition of the shares of these entities.

In addition, we entered into the following investments, which were deemed to be real estate asset acquisitions, at a total cost of $1.9 million:

•
an investment of $1.1 million for a parcel of land adjacent to a property owned by us in McCalla, Alabama on October 20, 2016. We also committed to fund $21.5 million of build-to-suit financing for the construction of an industrial facility on the land. Construction commenced during 2016 and was completed during 2017; and

•
an investment of $0.8 million for a parcel of land adjacent to a property owned by us in Rio Rancho, New Mexico on December 9, 2016. We will reimburse the tenant in the property for the costs of constructing a parking lot up to $0.7 million.

Dollar amounts are based on the exchange rates of the foreign currencies on the dates of activity, as applicable.

Acquisitions of Real Estate During 2015 — We entered into the following investments, which were deemed to be business combinations because we assumed the existing leases on the properties, for which the sellers were not the lessees, at a total cost of $561.6 million, including land of $89.5 million, buildings of $382.6 million, and net lease intangibles of $89.5 million:

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

In connection with these transactions, we also expensed acquisition-related costs totaling $11.1 million, which are included in Other expenses in the consolidated financial statements.

We also entered into the following investments, which were deemed to be real estate asset acquisitions, at a total cost of $116.0 million, including land of $8.6 million, buildings of $68.1 million (including acquisition-related costs of $3.9 million, which were capitalized), and net lease intangibles of $39.4 million:

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

Real Estate Under Construction

During 2017, we capitalized real estate under construction totaling $69.4 million, including net accrual activity of $5.5 million, primarily related to construction projects on our properties. Construction projects include build-to-suit and expansion projects. As of December 31, 2017, we had five construction projects in progress, and as of December 31, 2016, we had three construction projects in progress. Aggregate unfunded commitments totaled approximately $147.9 million and $135.2 million as of December 31, 2017 and 2016, respectively.

During 2017, we completed the following construction projects, at a total cost of $65.4 million, of which $35.5 million was capitalized during 2016:

•	an expansion project at an industrial facility in Windsor, Connecticut in March 2017 at a cost totaling $3.3 million;

•	an expansion project at an educational facility in Coconut Creek, Florida in May 2017 at a cost totaling $18.2 million;

W. P. Carey 2017 10-K – 103

Notes to Consolidated Financial Statements

•	an expansion project at two industrial facilities in Monarto, Australia in May 2017 at a cost totaling $15.9 million;

•	a build-to-suit project for an industrial facility in McCalla, Alabama in June 2017 at a cost totaling $21.6 million; and

•	an expansion project for a parking garage at an office building in Mönchengladbach, Germany in December 2017 at a cost totaling $6.4 million.

During the year ended December 31, 2017, we committed to an aggregate of $26.2 million of funding for two build-to-suit projects in Poland, of which approximately $5.8 million was funded during that year. We expect to complete one project in the second quarter of 2018 and the other project in the third quarter of 2018.

In December 2015, we entered into a build-to-suit transaction for the redevelopment of a property in Doraville, Georgia. We demolished the property (Note 8) and commenced construction of an industrial facility, which was completed in October 2016. The building was placed into service at a cost totaling $13.8 million.

On December 4, 2013, we entered into a build-to-suit transaction for the construction of an office building in Mönchengladbach, Germany for a total projected cost of up to $65.0 million, including acquisition expenses, which was based on the exchange rate of the euro on that date. During the year ended December 31, 2015, we funded approximately $28.0 million. The building was placed in service in September 2015 at a cost totaling $53.2 million.

Dollar amounts are based on the exchange rates of the foreign currencies on the dates of activity, as applicable.

Dispositions of Real Estate

During 2017, we sold 14 properties and a parcel of vacant land, excluding the sale of one property that was classified as held for sale as of December 31, 2016, and transferred ownership of two properties to the related mortgage lender (Note 16). As a result, the carrying value of our Land, buildings and improvements subject to operating leases decreased by $111.3 million from December 31, 2016 to December 31, 2017.

Future Dispositions of Real Estate

As of December 31, 2017, two tenants exercised options to repurchase the properties they are leasing from us in accordance with their lease agreements for an aggregate of $23.4 million (the amount for one repurchase is based on the exchange rate of the euro as of December 31, 2017), but there can be no assurance that such repurchases will be completed. At December 31, 2017, these two properties had an aggregate asset carrying value of $17.5 million.

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals, expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments, under non-cancelable operating leases at December 31, 2017 are as follows (in thousands):

Years Ending December 31,	Total
2018	$607,293
2019	603,717
2020	581,275
2021	555,601
2022	519,604
Thereafter	3,727,289
Total	$6,594,779

W. P. Carey 2017 10-K – 104

Notes to Consolidated Financial Statements

Land, Buildings and Improvements — Operating Properties

At both December 31, 2017 and 2016, Land, buildings and improvements attributable to operating properties consisted of our investments in two hotels, which are summarized as follows (in thousands):

	December 31,
	2017	2016
Land	$6,041	$6,041
Buildings and improvements	77,006	75,670
Less: Accumulated depreciation	(16,419)	(12,143)
	$66,628	$69,568

Depreciation expense on our buildings and improvements attributable to operating properties was $4.3 million, $4.2 million, and $4.2 million for the years ended December 31, 2017, 2016, and 2015, respectively. Accumulated depreciation of buildings and improvements attributable to operating properties is included in Accumulated depreciation and amortization in the consolidated financial statements.

Assets Held for Sale

Below is a summary of our properties held for sale (in thousands):

	December 31,
	2017	2016
Net investments in direct financing leases	$—	$26,247
Assets held for sale	$—	$26,247

At December 31, 2016, we had one property classified as Assets held for sale with a carrying value of $26.2 million. In addition, there was a deferred tax liability of $2.5 million related to this property as of December 31, 2016, which was included in Deferred income taxes in the consolidated balance sheets. This property was sold in January 2017 (Note 16).

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in direct financing leases, note receivable, and deferred acquisition fees. Operating leases are not included in finance receivables as such amounts are not recognized as assets in the consolidated financial statements.

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	December 31,
	2017	2016
Minimum lease payments receivable	$600,228	$619,014
Unguaranteed residual value	676,321	639,002
	1,276,549	1,258,016
Less: unearned income	(554,942)	(573,957)
	$721,607	$684,059

2017 — Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $66.2 million for the year ended December 31, 2017. During the year ended December 31, 2017, the U.S. dollar weakened against the euro, resulting in a $44.2 million increase in the carrying value of Net investments in direct financing leases from December 31, 2016 to December 31, 2017. During the year ended December 31, 2017, we sold an international investment accounted for as a direct financing lease that had a net carrying value of $1.7 million. During the year ended December 31, 2017, we reclassified six properties with a carrying value of $1.6 million from Net investments in direct

W. P. Carey 2017 10-K – 105

Notes to Consolidated Financial Statements

financing leases to Land, buildings and improvements in connection with changes in lease classifications due to extensions of the underlying leases (Note 4).

2016 — Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $71.2 million for the year ended December 31, 2016. In addition, we recognized an impairment charge of $7.0 million on a property accounted for as Net investments in direct financing leases, which was sold in January 2017, based on the fair value of the property less costs to sell of $26.2 million (Note 8).

2015 — Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $74.4 million for the year ended December 31, 2015. In addition, we recognized impairment charges totaling $3.3 million on five properties accounted for as Net investments in direct financing leases in connection with an other-than-temporary decline in the estimated fair values of the properties’ residual values (Note 8).

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals, expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments, under non-cancelable direct financing leases at December 31, 2017 are as follows (in thousands):

Years Ending December 31,	Total
2018	$70,488
2019	68,744
2020	68,125
2021	64,793
2022	55,201
Thereafter	272,877
Total	$600,228

Notes Receivable

Earnings from our notes receivable are included in Lease termination income and other in the consolidated financial statements.

At December 31, 2017 and 2016, we had a note receivable with an outstanding balance of $10.0 million and $10.4 million, respectively, representing the expected future payments under a sales type lease, which was included in Other assets, net in the consolidated financial statements.

In February 2015, a B-note outstanding to us was repaid in full for $10.0 million.

Deferred Acquisition Fees Receivable

As described in Note 3, we earn revenue in connection with structuring and negotiating investments and related mortgage financing for the CPA REITs. A portion of this revenue is due in equal annual installments over three years, provided the CPA REITs meet their respective performance criteria. Unpaid deferred installments, including accrued interest, from the CPA REITs were included in Due from affiliates in the consolidated financial statements.

W. P. Carey 2017 10-K – 106

Notes to Consolidated Financial Statements

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. As of December 31, 2016, we had an allowance for credit losses of $13.3 million on a single direct financing lease investment, including the impact of foreign currency translation. This allowance was established in the fourth quarter of 2015. During the years ended December 31, 2016 and 2015, we increased the allowance by $7.1 million and $8.7 million, respectively, which was recorded in Property expenses, excluding reimbursable tenant costs in the consolidated financial statements, due to a decline in the estimated amount of future payments we would receive from the tenant. We sold this direct financing lease investment in August 2017, as described above. At both December 31, 2017 and 2016, none of the balances of our finance receivables were past due. Other than the lease extensions noted under Net Investment in Direct Financing Leases above, there were no modifications of finance receivables during the year ended December 31, 2017.

We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. A credit quality of one through three indicates a range of investment grade to stable. A credit quality of four through five indicates a range of inclusion on the watch list to risk of default. The credit quality evaluation of our finance receivables was last updated in the fourth quarter of 2017. We believe the credit quality of our deferred acquisition fees receivable falls under category one, as the CPA REITs are expected to have the available cash to make such payments.

A summary of our finance receivables by internal credit quality rating, excluding our deferred acquisition fees receivable, is as follows (dollars in thousands):

	Number of Tenants / Obligors at December 31,		Carrying Value at December 31,
Internal Credit Quality Indicator	2017	2016	2017	2016
1 – 3	24	27	$608,101	$621,955
4	8	5	123,477	70,811
5	—	1	—	1,644
			$731,578	$694,410

Note 6. Goodwill and Other Intangibles

We have recorded net lease, internal-use software development, and trade name intangibles that are being amortized over periods ranging from one year to 40 years. In addition, we have several ground lease intangibles that are being amortized over periods of up to 99 years. In-place lease and below-market ground lease (as lessee) intangibles, at cost are included in In-place lease and other intangible assets in the consolidated financial statements. Above-market rent intangibles, at cost are included in Above-market rent intangible assets in the consolidated financial statements. Accumulated amortization of in-place lease, below-market ground lease (as lessee), and above-market rent intangibles is included in Accumulated depreciation and amortization in the consolidated financial statements. Internal-use software development and trade name intangibles are included in Other assets, net in the consolidated financial statements. Below-market rent, above-market ground lease (as lessee), and below-market purchase option intangibles are included in Below-market rent and other intangible liabilities, net in the consolidated financial statements.

W. P. Carey 2017 10-K – 107

Notes to Consolidated Financial Statements

In connection with both the CPA:16 Merger and the CPA:15 Merger, we recorded goodwill as a result of the merger consideration exceeding the fair values of the assets acquired and liabilities assumed (Note 2). The goodwill was attributed to our Owned Real Estate reporting unit as it relates to the real estate assets we acquired in the CPA:16 Merger and CPA:15 Merger. The following table presents a reconciliation of our goodwill (in thousands):

	Owned Real Estate	Investment Management	Total
Balance at January 1, 2015	$628,808	$63,607	$692,415
Foreign currency translation adjustments	(10,548)	—	(10,548)
Allocation of goodwill to the cost basis of properties sold or classified as held for sale (a)	(1,762)	—	(1,762)
Other business combinations	1,704	—	1,704
Balance at December 31, 2015	618,202	63,607	681,809
Allocation of goodwill to the cost basis of properties sold or classified as held for sale (a)	(34,405)	—	(34,405)
Impairment charges (Note 8)	(10,191)	—	(10,191)
Foreign currency translation adjustments	(1,293)	—	(1,293)
Balance at December 31, 2016	572,313	63,607	635,920
Foreign currency translation adjustments	8,040	—	8,040
Balance at December 31, 2017	$580,353	$63,607	$643,960
__________

(a)
Following our adoption of ASU 2017-01 on January 1, 2017, goodwill that was previously allocated to businesses that were sold or held for sale will no longer be allocated and written off upon sale if future sales are deemed to be sales of assets and not businesses (Note 2).

Current accounting guidance requires that we test for the recoverability of goodwill at the reporting unit level. The test for recoverability must be conducted at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. In connection with our Board’s decision to exit non-traded retail fundraising activities in June 2017 (Note 1), we performed a test for impairment during the second quarter of 2017 on goodwill recorded in both segments, and no impairment was indicated.

W. P. Carey 2017 10-K – 108

Notes to Consolidated Financial Statements

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	December 31,
	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$18,649	$(7,862)	$10,787	$18,568	$(5,068)	$13,500
Trade name	3,975	(401)	3,574	3,975	—	3,975
	22,624	(8,263)	14,361	22,543	(5,068)	17,475
Lease Intangibles:
In-place lease	1,194,055	(421,686)	772,369	1,148,232	(322,119)	826,113
Above-market rent	640,480	(276,110)	364,370	632,383	(210,927)	421,456
Below-market ground lease	18,936	(1,855)	17,081	23,140	(1,381)	21,759
	1,853,471	(699,651)	1,153,820	1,803,755	(534,427)	1,269,328
Indefinite-Lived Goodwill and Intangible Assets
Goodwill	643,960	—	643,960	635,920	—	635,920
Below-market ground lease	985	—	985	866	—	866
	644,945	—	644,945	636,786	—	636,786
Total intangible assets	$2,521,040	$(707,914)	$1,813,126	$2,463,084	$(539,495)	$1,923,589

Finite-Lived Intangible Liabilities
Below-market rent	$(135,704)	$48,657	$(87,047)	$(133,137)	$38,231	$(94,906)
Above-market ground lease	(13,245)	3,046	(10,199)	(12,948)	2,362	(10,586)
	(148,949)	51,703	(97,246)	(146,085)	40,593	(105,492)
Indefinite-Lived Intangible Liabilities
Below-market purchase option	(16,711)	—	(16,711)	(16,711)	—	(16,711)
Total intangible liabilities	$(165,660)	$51,703	$(113,957)	$(162,796)	$40,593	$(122,203)

During the year ended December 31, 2017, the U.S. dollar weakened against the euro, resulting in increases of $57.3 million and $3.1 million in the carrying value of our net intangible assets and liabilities, respectively, from December 31, 2016 to December 31, 2017. Net amortization of intangibles, including the effect of foreign currency translation, was $157.8 million, $163.8 million, and $180.8 million for the years ended December 31, 2017, 2016, and 2015, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues; amortization of internal-use software development, trade name, and in-place lease intangibles is included in Depreciation and amortization; and amortization of above-market ground lease and below-market ground lease intangibles is included in Property expenses, excluding reimbursable tenant costs.

W. P. Carey 2017 10-K – 109

Notes to Consolidated Financial Statements

Based on the intangible assets and liabilities recorded at December 31, 2017, scheduled annual net amortization of intangibles for each of the next five calendar years and thereafter is as follows (in thousands):

Years Ending December 31,	Net Decrease in Lease Revenues	Increase to Amortization/ Property Expenses	Total
2018	$47,687	$103,345	$151,032
2019	44,887	95,296	140,183
2020	36,979	87,395	124,374
2021	32,747	81,705	114,452
2022	25,455	69,590	95,045
Thereafter	89,568	356,281	445,849
Total	$277,323	$793,612	$1,070,935

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

The following table presents Equity in earnings of equity method investments in the Managed Programs and real estate, which represents our proportionate share of the income or losses of these investments, as well as certain adjustments related to amortization of basis differences related to purchase accounting adjustments (in thousands):

	Years Ended December 31,
	2017	2016	2015
Distributions of Available Cash (Note 3)	$47,862	$45,121	$38,406
Proportionate share of equity in earnings (losses) of equity method investments in the Managed Programs	5,156	7,698	(454)
Amortization of basis differences on equity method investments in the Managed Programs	(1,336)	(1,028)	(806)
Total equity in earnings of equity method investments in the Managed Programs	51,682	51,791	37,146
Equity in earnings of equity method investments in real estate	15,452	16,503	17,559
Amortization of basis differences on equity method investments in real estate	(2,384)	(3,575)	(3,685)
Total equity in earnings of equity method investments in real estate	13,068	12,928	13,874
Equity in earnings of equity method investments in the Managed Programs and real estate	$64,750	$64,719	$51,020

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

W. P. Carey 2017 10-K – 110

Notes to Consolidated Financial Statements

The following table sets forth certain information about our investments in the Managed Programs (dollars in thousands):

	% of Outstanding Shares Owned at		Carrying Amount of Investment at
	December 31,		December 31,
Fund	2017	2016	2017	2016
CPA:17 – Global (a)	4.186%	3.456%	$125,676	$99,584
CPA:17 – Global operating partnership	0.009%	0.009%	—	—
CPA:18 – Global (a)	2.540%	1.616%	28,433	17,955
CPA:18 – Global operating partnership	0.034%	0.034%	209	209
CWI 1 (a)	2.119%	1.109%	26,810	11,449
CWI 1 operating partnership	0.015%	0.015%	186	—
CWI 2 (a)	1.786%	0.773%	16,495	5,091
CWI 2 operating partnership	0.015%	0.015%	300	300
CCIF (b)	—%	13.322%	—	23,528
CESH I (c)	2.430%	2.431%	3,299	2,701
			$201,408	$160,817
__________

(a)	During 2017, we received asset management revenue from the Managed REITs in shares of their common stock, which increased our ownership percentage in each of the Managed REITs (Note 3).

(b)
In August 2017, we resigned as the advisor to CCIF, effective as of September 11, 2017 (Note 1). As such, we reclassified our investment in CCIF from Equity investments in the Managed Programs and real estate to Other assets, net in our consolidated balance sheets and account for it under the cost method, since we no longer share decision-making responsibilities with the third-party investment partner. Our cost method investment in CCIF had a carrying value of $23.3 million at December 31, 2017 and is included in our Investment Management segment.

(c)	Investment is accounted for at fair value.

CPA:17 – Global — The carrying value of our investment in CPA:17 – Global at December 31, 2017 includes asset management fees receivable, for which 240,800 shares of CPA:17 – Global common stock were issued during the first quarter of 2018. We received distributions from this investment during the years ended December 31, 2017, 2016, and 2015 of $8.4 million, $7.3 million, and $5.9 million, respectively. We received distributions from our investment in the CPA:17 – Global operating partnership during the years ended December 31, 2017, 2016, and 2015 of $26.7 million, $24.8 million, and $24.7 million, respectively (Note 3).

CPA:18 – Global — The carrying value of our investment in CPA:18 – Global at December 31, 2017 includes asset management fees receivable, for which 116,255 shares of CPA:18 – Global class A common stock were issued during the first quarter of 2018. We received distributions from this investment during the years ended December 31, 2017, 2016, and 2015 of $1.7 million, $0.9 million, and $0.2 million, respectively. We received distributions from our investment in the CPA:18 – Global operating partnership during the years ended December 31, 2017, 2016, and 2015 of $8.7 million, $7.6 million, and $6.3 million, respectively (Note 3).

CWI 1 — The carrying value of our investment in CWI 2 at December 31, 2017 includes asset management fees receivable, for which 114,456 shares of CWI 1 common stock were issued during the first quarter of 2018. We received distributions from this investment during the years ended December 31, 2017, 2016, and 2015 of $1.1 million, $0.9 million, and $0.8 million, respectively. We received distributions from our investment in the CWI 1 operating partnership during the years ended December 31, 2017, 2016, and 2015 of $7.5 million, $9.4 million, and $7.1 million, respectively (Note 3).

CWI 2 — The carrying value of our investment in CWI 2 at December 31, 2017 includes asset management fees receivable, for which 77,990 shares of class A common stock of CWI 2 were issued during the first quarter of 2018. We received distributions from this investment during the years ended December 31, 2017 and 2016 of $0.4 million and $0.1 million, respectively. We did not receive distributions from this investment during the year ended December 31, 2015. We received distributions from our investment in the CWI 2 operating partnership during the years ended December 31, 2017, 2016, and 2015 of $5.1 million, $3.3 million, and $0.3 million, respectively (Note 3).

W. P. Carey 2017 10-K – 111

Notes to Consolidated Financial Statements

CCIF — We received distributions from our investment in CCIF during the years ended December 31, 2017, 2016, and 2015 of $0.9 million, $0.7 million, and $0.8 million, respectively. Following our resignation as the advisor to CCIF, effective September 11, 2017 (Note 1), and the reclassification of our investment in CCIF from Equity investments in the Managed Programs and real estate to Other assets, net in our consolidated balance sheets (as described above), distributions of earnings from CCIF are recorded within Other income and (expenses) in the consolidated financial statements.

CESH I — Under the limited partnership agreement we have with CESH I, we paid all organization and offering costs on behalf of CESH I, and instead of being reimbursed by CESH I for actual costs incurred, we received limited partnership units of CESH I equal to 2.5% of its gross offering proceeds (Note 3). In connection with the end of active fundraising by Carey Financial on June 30, 2017, we facilitated the orderly processing of sales in the CESH I offering through July 31, 2017, which then closed its offering on that date (Note 3). We have elected to account for our investment in CESH I at fair value by selecting the equity method fair value option available under GAAP. We record our investment in CESH I on a one quarter lag; therefore, the balance of our equity method investment in CESH I recorded as of December 31, 2017 is based on the estimated fair value of our equity method investment in CESH I as of September 30, 2017. We did not receive distributions from this investment during the years ended December 31, 2017 or 2016.

At December 31, 2017 and 2016, the aggregate unamortized basis differences on our equity investments in the Managed Programs were $42.5 million and $31.7 million, respectively.

The following tables present estimated combined summarized financial information for the Managed Programs. Amounts provided are expected total amounts attributable to the Managed Programs and do not represent our proportionate share (in thousands):

	December 31,
	2017	2016
Net investments in real estate	$9,377,719	$9,122,072
Other assets	1,810,832	2,079,384
Total assets	11,188,551	11,201,456
Debt	(5,393,811)	(5,128,640)
Accounts payable, accrued expenses and other liabilities	(838,567)	(940,341)
Total liabilities	(6,232,378)	(6,068,981)
Noncontrolling interests	(261,598)	(263,783)
Stockholders’ equity	$4,694,575	$4,868,692

	Years Ended December 31,
	2017	2016	2015
Revenues	$1,637,198	$1,465,803	$1,157,432
Expenses	(1,463,933)	(1,263,498)	(1,129,294)
Income from continuing operations	$173,265	$202,305	$28,138
Net income (loss) attributable to the Managed Programs (a) (b)	$122,955	$149,662	$(15,740)
__________

(a)
Includes impairment charges recognized by the Managed Programs totaling $37.5 million, $35.7 million, and $7.2 million during the years ended December 31, 2017, 2016, and 2015, respectively. These impairment charges reduced our income earned from these investments by $1.6 million, $1.1 million, and $0.1 million during the years ended December 31, 2017, 2016, and 2015, respectively.

(b)
Amounts included net gains on sale of real estate recorded by the Managed Programs totaling $19.3 million, $132.8 million, and $8.9 million for the years ended December 31, 2017, 2016, and 2015, respectively. These net gains on sale of real estate increased our income earned from these investments by $0.5 million, $4.6 million, and $0.1 million during the years ended December 31, 2017, 2016, and 2015, respectively.

W. P. Carey 2017 10-K – 112

Notes to Consolidated Financial Statements

Interests in Other Unconsolidated Real Estate Investments

We own equity interests in single-tenant net-leased properties that are generally leased to companies through noncontrolling interests (i) in partnerships and limited liability companies that we do not control but over which we exercise significant influence or (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly owned with affiliates. We account for these investments under the equity method of accounting. Investments in unconsolidated investments are required to be evaluated periodically for impairment. We periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds fair value and such decline is determined to be other than temporary. Operating results of our unconsolidated real estate investments are included in the Owned Real Estate segment.

The following table sets forth our ownership interests in our equity investments in real estate, excluding the Managed Programs, and their respective carrying values (dollars in thousands):

			Carrying Value at December 31,
Lessee	Co-owner	Ownership Interest	2017	2016
The New York Times Company	CPA:17 – Global	45%	$69,401	$69,668
Frontier Spinning Mills, Inc.	CPA:17 – Global	40%	24,153	24,138
Beach House JV, LLC (a)	Third Party	N/A	15,105	15,105
ALSO Actebis GmbH (b)	CPA:17 – Global	30%	12,009	11,205
Jumbo Logistiek Vastgoed B.V. (b) (c)	CPA:17 – Global	15%	10,661	8,739
Wagon Automotive GmbH (b)	CPA:17 – Global	33%	8,386	8,887
Wanbishi Archives Co. Ltd. (d)	CPA:17 – Global	3%	334	334
			$140,049	$138,076
__________

(a)	This investment is in the form of a preferred equity interest.

(b)	The carrying value of this investment is affected by fluctuations in the exchange rate of the euro.

(c)
This investment represents a tenancy-in-common interest, whereby the property is encumbered by the debt for which we are jointly and severally liable. The co-obligor is CPA:17 – Global and the amount due under the arrangement was approximately $76.2 million at December 31, 2017. Of this amount, $11.4 million represents the amount we are liable for and is included within the carrying value of the investment at December 31, 2017.

(d)	The carrying value of this investment is affected by fluctuations in the exchange rate of the yen.

W. P. Carey 2017 10-K – 113

Notes to Consolidated Financial Statements

The following tables present estimated combined summarized financial information of our equity investments, excluding the Managed Programs. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (in thousands):

	December 31,
	2017	2016
Net investments in real estate	$516,793	$503,186
Other assets	16,465	13,749
Total assets	533,258	516,935
Debt	(176,660)	(193,521)
Accounts payable, accrued expenses and other liabilities	(11,950)	(10,354)
Total liabilities	(188,610)	(203,875)
Stockholders’ equity	$344,648	$313,060

	Years Ended December 31,
	2017	2016	2015
Revenues	$57,377	$56,791	$61,887
Expenses	(22,231)	(17,933)	(21,124)
Income from continuing operations	$35,146	$38,858	$40,763
Net income attributable to the jointly owned investments	$35,146	$38,858	$40,763

We received aggregate distributions of $16.0 million, $16.1 million, and $13.3 million from our other unconsolidated real estate investments for the years ended December 31, 2017, 2016, and 2015, respectively.

Hellweg 2 Restructuring

In 2007, Corporate Property Associates 14 Incorporated (which was one of the non-traded REITs that we managed at that time), or CPA:14, CPA:15, and CPA:16 – Global, acquired a 33%, 40%, and 27% interest, respectively, in an entity, or Purchaser, for purposes of acquiring a 25% interest in a property holding company, or PropCo, that owns 37 do-it-yourself stores located in Germany. This is referred to as the Hellweg Die Profi-Baumärkte GmbH & Co. KG, or Hellweg 2, transaction. The remaining 75% interest in PropCo was owned by a third party, or the Partner. In November 2010, CPA:14, CPA:15, and CPA:16 – Global obtained a 70% additional interest in PropCo from the Partner, resulting in Purchaser owning approximately 95% of PropCo. In 2011, CPA:17 – Global acquired CPA:14’s interests, and in 2012, through the CPA:15 Merger, we acquired CPA:15’s interests. We had previously accounted for our investment under the equity method of accounting. In January 2014 in connection with the CPA:16 Merger, we acquired CPA:16 – Global’s interests in the investment. Subsequent to the acquisition, we consolidate this investment.

In October 2013, the Partner’s remaining 5% equity interest in PropCo was acquired by CPA:17 – Global, which resulted in PropCo recording a German real estate transfer tax of $22.1 million, of which our share was approximately $8.4 million and was reflected within Equity in earnings of equity method investments in the Managed Programs and real estate in our consolidated financial statements for the year ended December 31, 2013. In connection with the CPA:16 Merger, we acquired CPA:16 – Global’s controlling interest in the Hellweg 2 investment. During the fourth quarter of 2015, the German tax authority revoked its previous position on the application of a ruling in a Federal German tax court. Based on this change in position, the obligation to pay the German real estate transfer taxes recorded in connection with the Hellweg 2 restructuring, as well as those recorded in connection with the CPA:15 Merger, were no longer deemed probable of occurring. As a result, we reversed liabilities totaling $25.0 million, including $17.1 million recorded in connection with the Hellweg 2 restructuring and $7.9 million recorded in connection with the CPA:15 Merger, which is reflected in Other expenses in the consolidated financial statements for the year ended December 31, 2015.

W. P. Carey 2017 10-K – 114

Notes to Consolidated Financial Statements

Wagon Automotive GmbH

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

Equity Investment in CESH I — We have elected to account for our investment in CESH I at fair value by selecting the equity method fair value option available under GAAP (Note 7). The fair value of our equity investment in CESH I approximated its carrying value as of December 31, 2017 and 2016.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the years ended December 31, 2017 or 2016. Gains and losses (realized and unrealized) included in earnings are reported within Other income and (expenses) on our consolidated financial statements.

W. P. Carey 2017 10-K – 115

Notes to Consolidated Financial Statements

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		December 31, 2017		December 31, 2016
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Unsecured Senior Notes, net (a) (b) (c)	2	$2,474,661	$2,588,032	$1,807,200	$1,828,829
Non-recourse mortgages, net (a) (b) (d)	3	1,185,477	1,196,399	1,706,921	1,711,364
Note receivable (d)	3	9,971	9,639	10,351	10,046
__________

(a)
The carrying value of Unsecured Senior Notes, net (Note 10) includes unamortized deferred financing costs of $14.7 million and $12.1 million at December 31, 2017 and 2016, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of $1.0 million and $1.3 million at December 31, 2017 and 2016, respectively.

(b)
The carrying value of Unsecured Senior Notes, net includes unamortized discount of $9.9 million and $7.8 million at December 31, 2017 and 2016, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $1.7 million and $0.2 million at December 31, 2017 and 2016, respectively.

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

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both December 31, 2017 and 2016.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. For investments in real estate held for use for which an impairment indicator is identified, we follow a two-step process to determine whether the investment is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the future undiscounted net cash flows that we expect the property’s asset group will generate over a ten-year holding period, including any estimated proceeds from the eventual sale of the property’s asset group. If this amount is less than the carrying value, the property’s asset group is considered to be not recoverable. We then measure the impairment charge as the excess of the carrying value of the property’s asset group over the estimated fair value of the property’s asset group, which is primarily determined using market information such as recent comparable sales, broker quotes, or third-party appraisals. If relevant market information is not available or is not deemed appropriate, we perform a future net cash flow analysis, discounted for inherent risk associated with each investment. We determined that the significant inputs used to value these investments fall within Level 3 for fair value reporting. As a result of our assessments, we calculated impairment charges based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.

The following table presents information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (in thousands):

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges
Land, buildings and improvements and intangibles	$2,914	$2,769	$155,839	$52,316	$63,027	$26,597
Net investments in direct financing leases	—	—	23,775	6,987	65,132	3,309
		$2,769		$59,303		$29,906

W. P. Carey 2017 10-K – 116

Notes to Consolidated Financial Statements

Impairment charges, and their related triggering events and fair value measurements, recognized during 2017, 2016, and 2015 were as follows:

Land, Buildings and Improvements and Intangibles

2017 — During the year ended December 31, 2017, we recognized impairment charges totaling $2.8 million on two properties in order to reduce the carrying values of the properties to their estimated fair values. The tenant in one of the properties filed for bankruptcy and the fair value measurement for the property was based on the average sales price per square foot of comparable properties that were sold during 2017 by other entities. We recognized an impairment charge of $2.2 million on this property. The fair value measurement for the other property approximated its estimated selling price, and we recognized an impairment charge of $0.6 million on this property.

2016 — During the year ended December 31, 2016, we recognized impairment charges totaling $52.3 million, including an amount attributable to a noncontrolling interest of $1.2 million, on 18 properties, including a portfolio of 14 properties, in order to reduce the carrying values of the properties to their estimated fair values. The fair value measurements for substantially all of these properties approximated their estimated selling prices, less estimated costs to sell. We recognized impairment charges on the portfolio of 14 properties totaling $41.0 million, including $10.2 million allocated to goodwill. The portfolio of 14 properties was sold in October 2016. Of the other four properties, one was sold in December 2016, two were disposed of in January 2017, and one was sold in May 2017.

2015 — During the year ended December 31, 2015, we recognized impairment charges totaling $26.6 million, including an amount attributable to a noncontrolling interest of $1.0 million, on seven properties and a parcel of vacant land in order to reduce the carrying values of the properties to their estimated fair values. The fair value measurements for five of the properties and the parcel of vacant land approximated their estimated selling prices, and we recognized impairment charges totaling $10.9 million on these properties. We disposed of two of these properties during 2015, one of these properties in October 2016, and two of these properties and the parcel of vacant land during 2017.

We reduced the estimated holding period for another property due to the expected expiration of its related lease within one year after December 31, 2015 and recognized an impairment charge of $8.7 million on the property. The fair value measurement related to the impairment charge was determined by estimating discounted cash flows using three significant unobservable inputs, which are the cash flow discount rate, the residual discount rate, and the residual capitalization rate equal to 9.25%, 9.75%, and 8.50%, respectively. We disposed of this property in January 2017.

The building located on another property was demolished in connection with the redevelopment of the property, which commenced in December 2015 and was completed in October 2016 (Note 4), and the fair value of the building was reduced to zero. We recognized an impairment charge of $6.9 million on this property.

Net Investments in Direct Financing Leases

2016 — During the year ended December 31, 2016, we recognized an impairment charge of $7.0 million on one property accounted for as Net investments in direct financing leases in order to reduce the carrying value of the property to its estimated fair value. The fair value measurement for the property approximated its estimated selling price, less estimated costs to sell. The property was classified as held for sale as of December 31, 2016. We sold this property in January 2017.

The fair value measurements related to the impairment charges recognized on our Net investments in direct financing leases during 2015 were determined by estimating market rents at the time the leases expire, taking into account the following factors related to the properties and their locations: (i) estimated rent growth in property location; (ii) the quality of the property relative to other properties nearby; and (iii) the number of vacant properties nearby.

2015 — During the year ended December 31, 2015, we recognized impairment charges totaling $3.3 million on five properties accounted for as Net investments in direct financing leases in connection with an other-than-temporary decline in the estimated fair values of the buildings’ residual values.

W. P. Carey 2017 10-K – 117

Notes to Consolidated Financial Statements

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

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both December 31, 2017 and 2016, no cash collateral had been posted nor received for any of our derivative positions.

W. P. Carey 2017 10-K – 118

Notes to Consolidated Financial Statements

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Foreign currency forward contracts	Other assets, net	$12,737	$37,040	$—	$—
Foreign currency collars	Other assets, net	4,931	17,382	—	—
Interest rate swaps	Other assets, net	523	190	—	—
Interest rate cap	Other assets, net	20	45	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(6,805)	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(1,108)	(2,996)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	3,685	3,752	—	—
Interest rate swap (a)	Other assets, net	19	9	—	—
Total derivatives		$21,915	$58,418	$(7,913)	$(2,996)
__________

(a)	This interest rate swap does not qualify for hedge accounting; however, it does protect against fluctuations in interest rates related to the underlying variable-rate debt.

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss) (Effective Portion) (a)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2017	2016	2015
Foreign currency collars	$(19,220)	$9,679	$7,769
Foreign currency forward contracts	(19,120)	(1,948)	15,949
Interest rate swaps	1,550	1,291	(284)
Interest rate caps	(29)	21	64
Derivatives in Net Investment Hedging Relationships (b)
Foreign currency forward contracts	(5,652)	(462)	5,819
Total	$(42,471)	$8,581	$29,317

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss) (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2017	2016	2015
Foreign currency forward contracts	Other income and (expenses)	$6,845	$7,442	$7,272
Foreign currency collars	Other income and (expenses)	3,650	1,968	357
Interest rate swaps and caps	Interest expense	(1,294)	(2,106)	(2,291)
Total		$9,201	$7,304	$5,338
__________

(a)
Excludes net losses of $1.0 million and net gains of $0.2 million and $0.6 million, recognized on unconsolidated jointly owned investments for the years ended December 31, 2017, 2016, and 2015, respectively.

(b)	The effective portion of the changes in fair value of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive income (loss).

W. P. Carey 2017 10-K – 119

Notes to Consolidated Financial Statements

Amounts reported in Other comprehensive income (loss) related to interest rate swaps will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. As of December 31, 2017, we estimate that an additional $0.4 million and $6.6 million will be reclassified as interest expense and other income, respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2017	2016	2015
Foreign currency collars	Other income and (expenses)	$(754)	$824	$514
Stock warrants	Other income and (expenses)	(67)	134	(134)
Foreign currency forward contracts	Other income and (expenses)	(53)	—	(296)
Interest rate swaps	Other income and (expenses)	18	2,682	4,164
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps (a)	Interest expense	693	657	649
Foreign currency forward contracts	Other income and (expenses)	(75)	40	45
Foreign currency collars	Other income and (expenses)	(32)	(7)	23
Total		$(270)	$4,330	$4,965
__________

(a)	Relates to the ineffective portion of the hedging relationship.

See below for information on our purposes for entering into derivative instruments.

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

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at December 31, 2017 are summarized as follows (currency in thousands):

	Number of Instruments	Notional Amount		Fair Value at December 31, 2017 (a)
Interest Rate Derivatives
Designated as Cash Flow Hedging Instruments
Interest rate swaps	11	104,014	USD	$(523)
Interest rate swap	1	5,785	EUR	(62)
Interest rate cap	1	30,400	EUR	20
Not Designated as Cash Flow Hedging Instruments
Interest rate swap (b)	1	2,854	USD	19
				$(546)
__________

(a)	Fair value amounts are based on the exchange rate of the euro at December 31, 2017, as applicable.

W. P. Carey 2017 10-K – 120

Notes to Consolidated Financial Statements

(b)	This interest rate swap does not qualify for hedge accounting; however, it does protect against fluctuations in interest rates related to the underlying variable-rate debt.

Foreign Currency Forward Contracts and Collars

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

The following table presents the foreign currency derivative contracts we had outstanding at December 31, 2017, which were designated as cash flow hedges (currency in thousands):

	Number of Instruments	Notional Amount		Fair Value at December 31, 2017
Foreign Currency Derivatives
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	22	69,531	EUR	$10,158
Foreign currency collars	28	97,150	EUR	(5,902)
Foreign currency collars	28	42,000	GBP	4,028
Foreign currency forward contracts	4	2,140	GBP	461
Foreign currency forward contracts	8	10,231	AUD	346
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	3	74,463	AUD	1,772
				$10,863

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of December 31, 2017. At December 31, 2017, our total credit exposure and the maximum exposure to any single counterparty was $15.6 million and $11.5 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At December 31, 2017, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $8.1 million and $3.3 million at December 31, 2017 and 2016, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at December 31, 2017 or 2016, we could have been required to settle our obligations under these agreements at their aggregate termination value of $8.4 million and $3.3 million, respectively.

W. P. Carey 2017 10-K – 121

Notes to Consolidated Financial Statements

Net Investment Hedges

At December 31, 2017, the €236.3 million borrowed in euro outstanding under our Amended Term Loan was designated as a net investment hedge (Note 10). Additionally, we have had two issuances of euro-denominated senior notes, each with a principal amount of €500.0 million, which we refer to as the 2.0% Senior Notes and 2.25% Senior Notes (Note 10). These borrowings are designated as, and are effective as, economic hedges of our net investments in foreign entities. Variability in the exchange rates of the foreign currencies with respect to the U.S. dollar impacts our financial results as the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of changes in the foreign currencies to U.S. dollar exchange rates being recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our borrowings in euro under our Amended Term Loan, 2.0% Senior Notes, and 2.25% Senior Notes related to changes in the spot rates will be reported in the same manner as a translation adjustment, which is recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment.

At December 31, 2017, we also had foreign currency forward contracts that were designated as net investment hedges, as discussed in “Derivative Financial Instruments” above.

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

On February 22, 2017, we amended and restated our Senior Unsecured Credit Facility to increase its capacity to approximately $1.85 billion, which is comprised of a $1.5 billion Unsecured Revolving Credit Facility, a €236.3 million term loan, or our Amended Term Loan, and a $100.0 million delayed draw term loan, or our Delayed Draw Term Loan. The Delayed Draw Term Loan allows for borrowings in U.S. dollars, euros, or British pounds sterling. We refer to our Prior Term Loan, Amended Term Loan, and Delayed Draw Term Loan collectively as the Unsecured Term Loans.

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

The maturity date of the Unsecured Revolving Credit Facility is February 22, 2021. We have two options to extend the maturity date of the Unsecured Revolving Credit Facility by six months, subject to the conditions provided in the Third Amended and Restated Credit Facility dated February 22, 2017, as amended, or the Credit Agreement. The maturity date of both the Amended Term Loan and Delayed Draw Term Loan is February 22, 2022. The Senior Unsecured Credit Facility is being used for working capital needs, for acquisitions, and for other general corporate purposes.

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

W. P. Carey 2017 10-K – 122

Notes to Consolidated Financial Statements

At December 31, 2017, our Unsecured Revolving Credit Facility had unused capacity of $1.3 billion, excluding amounts reserved for outstanding letters of credit. As of December 31, 2017, our lenders had issued letters of credit totaling $0.1 million on our behalf in connection with certain contractual obligations, which reduce amounts that may be drawn under our Unsecured Revolving Credit Facility by the same amount. We also incur a facility fee of 0.20% of the total commitment on our Unsecured Revolving Credit Facility and a fee of 0.20% on the unused commitments under our Delayed Draw Term Loan prior to the draw or termination of such commitments.

The following table presents a summary of our Senior Unsecured Credit Facility (dollars in millions):

	Interest Rate at December 31, 2017 (a)		Principal Outstanding Balance at December 31,
Senior Unsecured Credit Facility		Maturity Date	2017	2016
Unsecured Term Loans:
Amended Term Loan — borrowing in euros (b) (c)	EURIBOR + 1.10%	2/22/2022	$283.4	$—
Delayed Draw Term Loan — borrowing in euros (b) (c)	EURIBOR + 1.10%	2/22/2022	106.3	—
Prior Term Loan — borrowing in U.S. dollars (d)	N/A	N/A	—	250.0
			389.7	250.0
Unsecured Revolving Credit Facility:
Unsecured Revolving Credit Facility — borrowing in euros (c)	EURIBOR + 1.00%	2/22/2021	$111.8	$286.7
Unsecured Revolving Credit Facility — borrowing in U.S. dollars	LIBOR + 1.00%	2/22/2021	105.0	390.0
			216.8	676.7
			$606.5	$926.7
__________

(a)	The applicable interest rate at December 31, 2017 was based on the credit rating for our Unsecured Senior Notes of BBB/Baa2.

(b)	Balance excludes unamortized discount of $1.2 million and unamortized deferred financing costs of $0.2 million at December 31, 2017.

(c)	EURIBOR means Euro Interbank Offered Rate.

(d)	Balance excludes unamortized deferred financing costs of less than $0.1 million at December 31, 2016.

W. P. Carey 2017 10-K – 123

Notes to Consolidated Financial Statements

Unsecured Senior Notes

As set forth in the table below, we have unsecured senior notes outstanding with an aggregate principal balance outstanding of $2.5 billion at December 31, 2017. We refer to these notes collectively as the Unsecured Senior Notes. On January 19, 2017, we completed a public offering of €500.0 million of 2.25% Senior Notes, at a price of 99.448% of par value, which were issued by our wholly owned subsidiary, WPC Eurobond B.V., and fully guaranteed by us. These 2.25% Senior Notes have a 7.5-year term and are scheduled to mature on July 19, 2024.

Interest on the Unsecured Senior Notes is payable annually in arrears for our euro-denominated notes and semi-annually for U.S. dollar-denominated notes. The Unsecured Senior Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 30 to 35 basis points. The following table presents a summary of our Unsecured Senior Notes outstanding at December 31, 2017 (currency in millions):

		Principal Amount	Price of Par Value	Original Issue Discount	Effective Interest Rate	Coupon Rate	Maturity Date	Principal Outstanding Balance at December 31,
Unsecured Senior Notes, net (a)	Issue Date							2017	2016
2.0% Senior Notes	1/21/2015	€500.0	99.220%	$4.6	2.107%	2.0%	1/20/2023	$599.7	$527.1
4.6% Senior Notes	3/14/2014	$500.0	99.639%	$1.8	4.645%	4.6%	4/1/2024	500.0	500.0
2.25% Senior Notes	1/19/2017	€500.0	99.448%	$2.9	2.332%	2.25%	7/19/2024	599.7	—
4.0% Senior Notes	1/26/2015	$450.0	99.372%	$2.8	4.077%	4.0%	2/1/2025	450.0	450.0
4.25% Senior Notes	9/12/2016	$350.0	99.682%	$1.1	4.290%	4.25%	10/1/2026	350.0	350.0
								$2,499.4	$1,827.1
__________

(a)
Aggregate balance excludes unamortized deferred financing costs totaling $14.7 million and $12.1 million, and unamortized discount totaling $9.9 million and $7.8 million at December 31, 2017 and 2016, respectively.

Proceeds from the issuances of each of these notes were used primarily to partially pay down the amounts then outstanding under the unsecured revolving credit facility that we had in place at that time. In connection with the offering of the 2.25% Senior Notes in January 2017, we incurred financing costs totaling $4.0 million during the year ended December 31, 2017, which are included in Unsecured Senior Notes, net in the consolidated financial statements and are being amortized to Interest expense over the term of the 2.25% Senior Notes.

Covenants

The Senior Unsecured Credit Facility, as amended, and each of the Unsecured Senior Notes include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. The Senior Unsecured Credit Facility also contains various customary affirmative and negative covenants applicable to us and our subsidiaries, subject to materiality and other qualifications, baskets, and exceptions as outlined in the Credit Agreement. We were in compliance with all of these covenants at December 31, 2017.

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

W. P. Carey 2017 10-K – 124

Notes to Consolidated Financial Statements

Non-Recourse Mortgages

Non-recourse mortgages consist of mortgage notes payable, which are collateralized by the assignment of real estate properties. For a list of our encumbered properties, please see Schedule III — Real Estate and Accumulated Depreciation. At December 31, 2017, our mortgage notes payable bore interest at fixed annual rates ranging from 2.0% to 7.8% and variable contractual annual rates ranging from 0.9% to 6.9%, with maturity dates ranging from March 2018 to June 2027.

In January 2017, we repaid two international non-recourse mortgage loans at maturity with an aggregate principal balance of approximately $243.8 million encumbering a German investment, comprised of certain properties leased to Hellweg 2, which is jointly owned with our affiliate, CPA:17 – Global. In connection with this repayment, CPA:17 – Global contributed $90.3 million, which was accounted for as a contribution from a noncontrolling interest. Amounts are based on the exchange rate of the euro as of the date of repayment. The weighted-average interest rate for these mortgage loans on the date of repayment was 5.4%. During the year ended December 31, 2017, we repaid additional loans at maturity with an aggregate principal balance of approximately $47.1 million.

During the year ended December 31, 2017, we prepaid non-recourse mortgage loans totaling $191.6 million, including $47.5 million encumbering properties that were disposed of during the year ended December 31, 2017. Amounts are based on the exchange rate of the related foreign currency as of the date of repayment, as applicable. The weighted-average interest rate for these mortgage loans on their respective dates of prepayment was 5.7%. In connection with these payments, we recognized a loss on extinguishment of debt of $0.9 million during the year ended December 31, 2017, which was included in Other income and (expenses) in the consolidated financial statements. See Note 19, Subsequent Events.

Interest Paid

For the years ended December 31, 2017, 2016, and 2015, interest paid was $155.4 million, $182.2 million, and $174.5 million, respectively.

Foreign Currency Exchange Rate Impact

During the year ended December 31, 2017, the U.S. dollar weakened against the euro, resulting in an aggregate increase of $235.8 million in the aggregate carrying values of our Non-recourse mortgages, net, Senior Unsecured Credit Facility, and Unsecured Senior Notes, net from December 31, 2016 to December 31, 2017.

Scheduled Debt Principal Payments

Scheduled debt principal payments during each of the next five calendar years following December 31, 2017 and thereafter through 2027 are as follows (in thousands):

Years Ending December 31,	Total (a)
2018	$246,357
2019	99,503
2020	222,367
2021	377,141
2022	630,618
Thereafter through 2027	2,718,030
Total principal payments	4,294,016
Unamortized deferred financing costs	(15,920)
Unamortized discount, net (b)	(12,829)
Total	$4,265,267
__________

(a)	Certain amounts are based on the applicable foreign currency exchange rate at December 31, 2017.

(b)
Represents the unamortized discount on the Unsecured Senior Notes of $9.9 million in aggregate, unamortized discount of $1.7 million in aggregate primarily resulting from the assumption of property-level debt in connection with both the CPA:15 Merger and CPA:16 Merger, and unamortized discount on the Unsecured Term Loans of $1.2 million.

W. P. Carey 2017 10-K – 125

Notes to Consolidated Financial Statements

Note 11. Commitments and Contingencies

At December 31, 2017, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 12. Restructuring and Other Compensation

Expenses Recorded During 2017

On June 15, 2017, our Board approved a plan to exit non-traded retail fundraising activities carried out by our wholly-owned broker-dealer subsidiary, Carey Financial, as of June 30, 2017 (Note 1). As a result, we incurred non-recurring charges to exit our fundraising activities, consisting primarily of severance costs. During the year ended December 31, 2017, we recorded $8.2 million of severance and benefits and $1.2 million of other related costs, which are all included in Restructuring and other compensation in the consolidated financial statements.

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

As of December 31, 2017, the accrued liability for these severance obligations recorded during 2016 and 2017 was $1.9 million, which is included within Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

W. P. Carey 2017 10-K – 126

Notes to Consolidated Financial Statements

Note 13. Equity

Common Stock

Distributions paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. The following table presents distributions per share, declared and paid during the years ended December 31, 2017, 2016, and 2015, reported for federal tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Internal Revenue Code Section 857(b)(3)(C) and Treasury Regulation § 1.857-6(e) (dollars per share):

	Distributions Paid
	During the Years Ended December 31,
	2017	2016	2015
Ordinary income	$3.2537	$3.3075	$3.5497
Return of capital	0.5182	0.5963	0.2618
Capital gains	0.2181	—	—
Total distributions paid	$3.9900	$3.9038	$3.8115

During the fourth quarter of 2017, we declared a quarterly distribution of $1.01 per share, which was paid on January 16, 2018 to stockholders of record on December 29, 2017, in the amount of $109.8 million.

In October 2017, we issued 11,077 shares of our common stock to a third party, which had a value of $0.8 million as of the date of issuance, in connection with a one-time legal settlement.

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

	Years Ended December 31,
	2017	2016	2015
Net income attributable to W. P. Carey	$277,289	$267,747	$172,258
Net income attributable to nonvested participating RSUs and RSAs	(784)	(886)	(579)
Net income – basic and diluted	$276,505	$266,861	$171,679

Weighted-average shares outstanding – basic	107,824,738	106,743,012	105,675,692
Effect of dilutive securities	211,233	330,191	831,960
Weighted-average shares outstanding – diluted	108,035,971	107,073,203	106,507,652

For the years ended December 31, 2017, 2016, and 2015, there were no potentially dilutive securities excluded from the computation of diluted earnings per share.

At-The-Market Equity Offering Program

On March 1, 2017, we filed a prospectus supplement with the SEC pursuant to which we may offer and sell shares of our common stock from time to time, up to an aggregate gross sales price of $400.0 million, through a continuous “at-the-market,” or ATM, offering program with a consortium of banks acting as sales agents. On that date, we also terminated a prior ATM program that was established on June 3, 2015, under which we could also offer and sell shares of our common stock, up to an aggregate gross sales price of $400.0 million. During the year ended December 31, 2017, we issued 345,253 shares of our

W. P. Carey 2017 10-K – 127

Notes to Consolidated Financial Statements

common stock under the current ATM program at a weighted-average price of $67.78 per share for net proceeds of $22.8 million. During the year ended December 31, 2016, we issued 1,249,836 shares of our common stock under the prior ATM program at a weighted-average price of $68.52 per share for net proceeds of $84.1 million. As of December 31, 2017, $376.6 million remained available for issuance under our current ATM program.

Noncontrolling Interests

Acquisition of Noncontrolling Interest

On May 24, 2017, we acquired the remaining 25% interest in an international jointly owned investment (which we already consolidated) from the noncontrolling interest holders for €2, bringing our ownership interest to 100%. No gain or loss was recognized on the transaction. We recorded an adjustment of approximately $1.8 million to Additional paid-in capital in our consolidated statement of equity for the year ended December 31, 2017 related to the difference between the consideration transferred and the carrying value of the noncontrolling interest related to this investment. The property owned by the investment was sold on May 26, 2017 and we recognized a gain on sale of less than $0.1 million.

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

The following table presents a reconciliation of redeemable noncontrolling interest (in thousands):

	Years Ended December 31,
	2017	2016	2015
Beginning balance	$965	$14,944	$6,071
Distributions	—	(13,418)	—
Redemption value adjustment	—	(561)	8,873
Ending balance	$965	$965	$14,944

W. P. Carey 2017 10-K – 128

Notes to Consolidated Financial Statements

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Balance at January 1, 2015	$13,597	$(89,177)	$21	$(75,559)
Other comprehensive loss before reclassifications	29,391	(125,447)	15	(96,041)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	2,291	—	—	2,291
Other income and (expenses)	(7,629)	—	—	(7,629)
Total	(5,338)	—	—	(5,338)
Net current period other comprehensive loss	24,053	(125,447)	15	(101,379)
Net current period other comprehensive loss attributable to noncontrolling interests	—	4,647	—	4,647
Balance at December 31, 2015	37,650	(209,977)	36	(172,291)
Other comprehensive loss before reclassifications	16,582	(92,434)	(126)	(75,978)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	2,106	—	—	2,106
Other income and (expenses)	(9,410)	—	—	(9,410)
Total	(7,304)	—	—	(7,304)
Net current period other comprehensive loss	9,278	(92,434)	(126)	(83,282)
Net current period other comprehensive loss attributable to noncontrolling interests	7	1,081	—	1,088
Balance at December 31, 2016	46,935	(301,330)	(90)	(254,485)
Other comprehensive income before reclassifications	(28,577)	69,040	(71)	40,392
Amounts reclassified from accumulated other comprehensive loss to:
Gain on sale of real estate, net of tax (Note 16)	—	3,388	—	3,388
Interest expense	1,294	—	—	1,294
Other income and (expenses)	(10,495)	—	—	(10,495)
Total	(9,201)	3,388	—	(5,813)
Net current period other comprehensive income	(37,778)	72,428	(71)	34,579
Net current period other comprehensive gain attributable to noncontrolling interests	15	(16,120)	—	(16,105)
Balance at December 31, 2017	$9,172	$(245,022)	$(161)	$(236,011)

W. P. Carey 2017 10-K – 129

Notes to Consolidated Financial Statements

Note 14. Stock-Based and Other Compensation

Stock-Based Compensation

At December 31, 2017, we maintained several stock-based compensation plans as described below. The total compensation expense (net of forfeitures) for awards issued under these plans was $18.9 million, $21.2 million, and $21.6 million for the years ended December 31, 2017, 2016, and 2015, respectively, of which $3.2 million was included in Restructuring and other compensation in the consolidated financial statements for the year ended December 31, 2016. The remaining amounts for the years ended December 31, 2017, 2016, and 2015 were included in Stock-based compensation expense in the consolidated financial statements. The tax benefit recognized by us related to these awards totaled $4.6 million, $6.7 million, and $12.5 million for the years ended December 31, 2017, 2016, and 2015, respectively. The tax benefit for the year ended December 31, 2017 was reflected as a deferred tax benefit within Provision for income taxes in the consolidated financial statements, while the tax benefit for the years ended December 31, 2016 and 2015 was recorded in Additional paid-in capital in the consolidated financial statements (Note 2).

2017 Share Incentive Plan

In June 2017, our shareholders approved the 2017 Share Incentive Plan, which replaced our predecessor plans for employees, the 2009 Share Incentive Plan, and for non-employee directors, the 2009 Non-Employee Directors’ Incentive Plan. No further awards will be granted under those predecessor plans, which are more fully described in the 2016 Annual Report. The 2017 Share Incentive Plan authorizes the issuance of up to 4,000,000 shares of our common stock, reduced by the number of shares (279,728) that were subject to awards granted under the 2009 Share Incentive Plan and the 2009 Non-Employee Directors’ Incentive Plan after December 31, 2016 and before the effective date of the 2017 Share Incentive Plan, which was June 15, 2017. The 2017 Share Incentive Plan provides for the grant of various stock- and cash-based awards, including (i) share options, (ii) RSUs, (iii) PSUs, (iv) RSAs, and (v) dividend equivalent rights. At December 31, 2017, there were 3,697,717 shares available for issuance under the 2017 Share Incentive Plan.

During the years ended December 31, 2017, 2016, and 2015, we awarded RSUs totaling 181,307, 262,824, and 173,741, respectively, and PSUs totaling 107,934, 200,005, and 75,277, respectively, to key employees under the 2017 Share Incentive Plan and the predecessor plans, in the aggregate. PSUs are reflected at 100% of target but may settle at up to three times the target amount shown or less, including 0%, depending on the achievement of pre-set performance metrics over a three-year performance period. RSUs generally vest one-third annually over three years.

During the years ended December 31, 2017, 2016, and 2015, we issued RSAs totaling 10,386, 13,860, and 16,152, respectively, with a total value of $0.7 million, $1.0 million, and $1.0 million, respectively, to our directors. These director RSAs are scheduled to vest one year from the date of grant. We also issued 2,656 RSAs with a total value of $0.2 million to employees during the year ended December 31, 2017, all of which vested immediately.

Employee Share Purchase Plan

We sponsor an employee share purchase plan, or ESPP, pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain limits, to purchase our common stock semi-annually at a price equal to 90% of the fair market value at certain plan defined dates. Compensation expense under this plan for each of the years ended December 31, 2017, 2016, and 2015 was less than $0.1 million.

W. P. Carey 2017 10-K – 130

Notes to Consolidated Financial Statements

Restricted and Conditional Awards

Nonvested RSAs, RSUs, and PSUs at December 31, 2017 and changes during the years ended December 31, 2017, 2016, and 2015 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2015	442,502	$53.03	877,641	$32.06
Granted	189,893	69.92	75,277	83.68
Vested (a)	(264,628)	49.69	(792,465)	56.77
Forfeited	(10,996)	66.46	—	—
Adjustment (b)	—	—	179,905	49.70
Nonvested at December 31, 2015	356,771	64.09	340,358	52.26
Granted	277,836	58.27	200,005	73.18
Vested (a)	(217,617)	61.32	(180,723)	80.21
Forfeited	(60,125)	61.81	(51,657)	75.49
Adjustment (b)	—	—	2,035	72.22
Nonvested at December 31, 2016	356,865	61.63	310,018	73.80
Granted (c)	194,349	62.22	107,934	75.39
Vested (a)	(185,259)	62.72	(132,412)	74.21
Forfeited	(41,616)	61.08	(45,258)	76.91
Adjustment (b)	—	—	41,017	63.18
Nonvested at December 31, 2017 (d)	324,339	$61.43	281,299	$74.57
__________

(a)
The total fair value of shares vested during the years ended December 31, 2017, 2016, and 2015 was $21.4 million, $27.8 million, and $58.1 million, respectively. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At December 31, 2017 and 2016, we had an obligation to issue 1,140,632 and 1,217,274 shares, respectively, of our common stock underlying such deferred awards, which is recorded within Total stockholders’ equity as a Deferred compensation obligation of $46.7 million and $50.2 million, respectively.

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

(c)
The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing (i) a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period and (ii) future financial performance projections. To estimate the fair value of PSUs granted during the year ended December 31, 2017, we used a risk-free interest rate of 1.5%, an expected volatility rate of 17.1%, and assumed a dividend yield of zero.

(d)	At December 31, 2017, total unrecognized compensation expense related to these awards was approximately $18.1 million, with an aggregate weighted-average remaining term of 1.7 years.

At the end of each reporting period, we evaluate the ultimate number of PSUs we expect to vest based upon the extent to which we have met and expect to meet the performance goals and where appropriate, revise our estimate and associated expense. We do not adjust the associated expense for revision on PSUs expected to vest based on market performance. Upon vesting, the RSUs and PSUs may be converted into shares of our common stock. Both the RSUs and PSUs carry dividend equivalent rights. Dividend equivalent rights on RSUs issued under the predecessor employee plan are paid in cash on a quarterly basis, whereas dividend equivalent rights on RSUs issued under the 2017 Share Incentive Plan are accrued and paid in cash only when the underlying shares vest, which is generally on an annual basis; dividend equivalents on PSUs accrue during the performance period and may be converted into additional shares of common stock at the conclusion of the performance period to the extent the PSUs vest. Dividend equivalent rights are accounted for as a reduction to retained earnings to the extent that the awards are

W. P. Carey 2017 10-K – 131

Notes to Consolidated Financial Statements

expected to vest. For awards that are not expected to vest or do not ultimately vest, dividend equivalent rights are accounted for as additional compensation expense.

Stock Options

At December 31, 2016, we had 145,033 stock options outstanding, all of which were exercised during the year ended December 31, 2017 (prior to the expiration of their terms on that date), at a weighted-average exercise price of $33.27. Option activity and changes for the years ended December 31, 2016 and 2015 were as follows:

	Years Ended December 31,
	2016			2015
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)
Outstanding — beginning of year	258,787	$31.10		475,765	$29.95
Exercised	(113,002)	28.34		(213,479)	28.57
Canceled / Expired	(752)	28.42		(3,499)	28.71
Outstanding — end of year	145,033	$33.27	0.30	258,787	$31.10	1.06
Exercisable — end of year	145,033	$33.27		236,112	$30.99

Options granted under the 1997 Incentive Plan generally had a ten-year term and vested in four equal annual installments. We have not issued option awards since 2007. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016, and 2015 was $4.4 million, $3.7 million, and $7.4 million, respectively. The tax benefit recognized by us related to these awards totaled $2.0 million during the year ended December 31, 2017.

At December 31, 2017, all of our options had either been fully exercised or expired, and all related compensation expense has been previously recognized.

We have issued authorized but unissued common stock to satisfy exercises of options. Cash received from stock option exercises and purchases under the ESPP during the years ended December 31, 2017, 2016, and 2015 was $0.2 million, $0.5 million, and $0.5 million, respectively.

Other Compensation

Profit-Sharing Plan

We sponsor a qualified profit-sharing plan and trust that generally permits all employees, as defined by the plan, to make pre-tax contributions into the plan. We are under no obligation to contribute to the plan and the amount of any contribution is determined by and at the discretion of our Board. In December 2017, 2016, and 2015, our Board determined that the contribution to the plan for each of those respective years would be 10% of an eligible participant’s compensation, up to the legal maximum allowable in each of those years of $27,000 for 2017, and $26,500 for 2016 and 2015. For the years ended December 31, 2017, 2016, and 2015, amounts expensed for contributions to the trust were $3.3 million, $3.9 million, and $4.1 million, respectively, which were included in General and administrative expenses in the consolidated financial statements. The profit-sharing plan is a deferred compensation plan and is therefore considered to be outside the scope of current accounting guidance for stock-based compensation.

W. P. Carey 2017 10-K – 132

Notes to Consolidated Financial Statements

Other

During the years ended December 31, 2016 and 2015, we had employment contracts with certain senior executives. During the year ended December 31, 2017, we did not have any such contracts in place. These contracts also provided for severance payments in the event of termination under certain conditions (Note 12). During the years ended December 31, 2017, 2016, and 2015, we recognized severance costs totaling less than $0.1 million, $0.5 million, and $0.8 million, respectively, related to several former employees who did not have employment contracts. Such costs are included in General and administrative expenses in the accompanying consolidated financial statements, and exclude severance-related costs that are included in Restructuring and other compensation in the consolidated financial statements (Note 12).

Note 15. Income Taxes

Income Tax Provision

The components of our provision for income taxes for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Federal
Current	$(687)	$6,412	$10,551
Deferred	(9,520)	(1,608)	1,901
	(10,207)	4,804	12,452
State and Local
Current	1,954	7,014	9,075
Deferred	572	(2,026)	1,158
	2,526	4,988	10,233
Foreign
Current	21,457	10,727	16,656
Deferred	(11,065)	(17,231)	(1,720)
	10,392	(6,504)	14,936
Total Provision	$2,711	$3,288	$37,621

A reconciliation of effective income tax for the periods presented is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Pre-tax income (loss) attributable to taxable subsidiaries (a)	$49,909	$(15,374)	$72,343

Federal provision (benefit) at statutory tax rate (35%)	$17,468	$(5,380)	$25,244
Rate differential	(13,134)	892	(10,589)
Change in valuation allowance	11,805	6,477	9,074
Non-taxable income	(8,073)	(5,399)	(5,475)
Revaluation of deferred taxes due to Tax Cuts and Jobs Act (b)	(7,826)	—	—
Windfall tax benefit (c)	(4,618)	—	—
Non-deductible expense	3,010	3,111	6,982
State and local taxes, net of federal benefit	1,115	2,749	6,151
Other	2,964	838	6,234
Total provision	$2,711	$3,288	$37,621
__________

W. P. Carey 2017 10-K – 133

Notes to Consolidated Financial Statements

(a)
Pre-tax income attributable to taxable subsidiaries for 2017 excludes the impact of foreign exchange rates on an intercompany transaction related to the euro-denominated 2.25% Senior Notes issued in 2017 (Note 10) since it had no tax impact and eliminates in consolidation. Pre-tax loss attributable to taxable subsidiaries for 2016 was primarily driven by the impairment charges we recognized on international properties during the year (Note 8).

(b)
The Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, lowered the U.S. corporate income tax rate from 35% to 21%. The dollar amount shown in the table reflects the net impact of the Tax Cuts and Jobs Act on our domestic TRSs.

(c)
Following the adoption of ASU 2016-09 during the first quarter of 2017, windfall tax benefits are reflected as a reduction to provision for income taxes. Under the former accounting guidance, windfall tax benefits were recognized within Additional paid-in capital in our consolidated statements of equity (Note 2).

Deferred Income Taxes

Deferred income taxes at December 31, 2017 and 2016 consist of the following (in thousands):

	At December 31,
	2017	2016
Deferred Tax Assets
Net operating loss and other tax credit carryforwards	$61,632	$31,381
Basis differences — foreign investments	31,472	28,324
Unearned and deferred compensation	21,192	33,100
Other	3,029	5,560
Total deferred tax assets	117,325	98,365
Valuation allowance	(39,155)	(27,350)
Net deferred tax assets	78,170	71,015
Deferred Tax Liabilities
Basis differences — foreign investments (a)	(104,390)	(123,269)
Basis differences — equity investees	(23,950)	(17,282)
Deferred revenue	(3,784)	(7,318)
Total deferred tax liabilities	(132,124)	(147,869)
Net Deferred Tax Liability	$(53,954)	$(76,854)
__________

(a)
Includes $17.3 million and $29.2 million as of December 31, 2017 and 2016, respectively, related to a portfolio of properties with locations in Canada, Mexico, and the United States leased to ABC Group Inc.

Our deferred tax assets and liabilities are primarily the result of temporary differences related to the following:

•
Basis differences between tax and GAAP for certain international real estate investments. For income tax purposes, in certain acquisitions, we assume the seller’s basis, or the carry-over basis, in the acquired assets. The carry-over basis is typically lower than the purchase price, or the GAAP basis, resulting in a deferred tax liability with an offsetting increase to goodwill or the acquired tangible or intangible assets;

•
Timing differences generated by differences in the GAAP basis and the tax basis of assets such as those related to capitalized acquisition costs, straight-line rent, prepaid rents, and intangible assets, as well as unearned and deferred compensation;

•	Basis differences in equity investments represents fees earned in shares recognized under GAAP into income and deferred for U.S. taxes based upon a share vesting schedule; and

•
Tax net operating losses in certain subsidiaries, including those domiciled in foreign jurisdictions, that may be realized in future periods if the respective subsidiary generates sufficient taxable income.

The utilization of net operating losses may be subject to certain limitations under the tax laws of the relevant jurisdiction. If not utilized, our existing federal and state and local net operating losses will begin to expire in 2035 and our foreign net operating losses will begin to expire in 2018. As of December 31, 2017 and 2016, we recorded a valuation allowance related to these net operating loss carryforwards and basis differences in U.S. and foreign jurisdictions.

W. P. Carey 2017 10-K – 134

Notes to Consolidated Financial Statements

The net deferred tax liability in the table above is comprised of deferred tax asset balances, net of certain deferred tax liabilities and valuation allowances, of $13.1 million and $14.0 million at December 31, 2017 and 2016, respectively, which are included in Other assets, net in the consolidated balance sheets, and other deferred tax liability balances of $67.0 million and $90.8 million at December 31, 2017 and 2016, respectively, which are included in Deferred income taxes in the consolidated balance sheets.

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

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2017	2016
Beginning balance	$5,586	$4,304
Decrease due to lapse in statute of limitations	(1,853)	(97)
Addition based on tax positions related to prior years	660	1,264
Addition based on tax positions related to the current year	639	137
Foreign currency translation adjustments	170	(22)
Ending balance	$5,202	$5,586

At December 31, 2017 and 2016, we had unrecognized tax benefits as presented in the table above that, if recognized, would have a favorable impact on our effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2017 and 2016, we had approximately $1.2 million and $1.1 million, respectively, of accrued interest related to uncertain tax positions.

Income Taxes Paid

Income taxes paid were $16.7 million, $19.3 million, and $49.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Owned Real Estate Operations

Effective February 15, 2012, we elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income taxes on our income and gains that we distribute to our stockholders as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We believe that we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT. We conduct business primarily in North America and Europe, and as a result, we or one or more of our subsidiaries file income tax returns in the United States federal jurisdiction and various state, local, and foreign jurisdictions.

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

W. P. Carey 2017 10-K – 135

Notes to Consolidated Financial Statements

Tax authorities in the relevant jurisdictions may select our tax returns for audit and propose adjustments before the expiration of the statute of limitations. Our tax returns filed for tax years 2012 through 2016 or any ongoing audits remain open to adjustment in the major tax jurisdictions.

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

2017 — During the year ended December 31, 2017, we sold 16 properties and a parcel of vacant land for total proceeds of $159.9 million, net of selling costs, and recognized a net gain on these sales of $33.9 million. In connection with the sale of a property in Malaysia in August 2017 and the sale of two properties in Thailand in December 2017, and in accordance with ASC 830-30-40, Foreign Currency Matters, we reclassified an aggregate of $3.4 million of net foreign currency translation losses from Accumulated other comprehensive loss to Gain on sale of real estate, net of tax (as a reduction to Gain on sale of real estate, net of tax), since the sales represented disposals of all of our Malaysian and Thai investments (Note 13).

One of the properties sold during the year ended December 31, 2017 was held for sale at December 31, 2016 (Note 4). We recognized an impairment charge of $7.0 million during the year ended December 31, 2016 to reduce the carrying value of this property to its estimated selling price (Note 8). In addition, in January 2017, we transferred ownership of two international properties and the related non-recourse mortgage loan, which had an aggregate asset carrying value of $31.3 million and an outstanding balance of $28.1 million (net of $3.8 million of cash held in escrow that was retained by the mortgage lender), respectively, on the dates of transfer, to the mortgage lender, resulting in a net loss of less than $0.1 million.

2016 — During the year ended December 31, 2016, we sold 30 properties and a parcel of vacant land for total proceeds of $542.4 million, net of selling costs, and recognized a net gain on these sales of $42.6 million, including amounts attributable to noncontrolling interests of $0.9 million. During the year ended December 31, 2016, we recognized impairment charges totaling $41.0 million on a portfolio of 14 of these properties (Note 8). In addition, in April 2016, we transferred ownership of a vacant international property and the related non-recourse mortgage loan, which had a carrying value of $39.8 million and an outstanding balance of $60.9 million, respectively, on the date of transfer, to the mortgage lender, resulting in a net gain of $16.4 million. Also, in July 2016, a vacant domestic property with an asset carrying value of $13.7 million, which was encumbered by a $24.3 million mortgage loan (net of $2.6 million of cash held in escrow that was retained by the mortgage lender), was foreclosed upon by the mortgage lender, resulting in a net gain of $11.6 million. In October 2016, we transferred ownership of an international property and the related non-recourse mortgage loan to the mortgage lender. At the date of the transfer, the property had an asset carrying value of $3.2 million and the related non-recourse mortgage loan had an outstanding balance of $4.5 million, resulting in a net gain of $0.6 million.

In connection with those sales that constituted businesses, during the year ended December 31, 2016 we allocated goodwill totaling $34.4 million to the cost basis of the properties for our Owned Real Estate segment based on the relative fair value at the time of the sale (Note 6).

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

W. P. Carey 2017 10-K – 136

Notes to Consolidated Financial Statements

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

2015 — During the year ended December 31, 2015, we sold 13 properties for total proceeds of $35.7 million, net of selling costs, and we recognized a net gain on these sales of $5.9 million. We recognized impairment charges on these properties totaling $6.0 million, of which $2.7 million and $3.3 million were recognized during 2015 and 2014, respectively, and a gain on extinguishment of debt of $2.1 million in 2015. In addition, during July 2015, a vacant domestic property was foreclosed upon and sold for $1.4 million. We recognized a gain on sale of $0.6 million in connection with that disposition. In connection with those sales that constituted businesses, during the year ended December 31, 2015 we allocated goodwill totaling $1.7 million to the cost basis of the properties for our Owned Real Estate segment, based on the relative fair value at the time of the sale (Note 6).

W. P. Carey 2017 10-K – 137

Notes to Consolidated Financial Statements

Note 17. Segment Reporting

We evaluate our results from operations by our two major business segments: Owned Real Estate and Investment Management (Note 1). As a result of our Board’s decision to exit non-traded retail fundraising activities as of June 30, 2017 (Note 1), we have revised how we view and present a component of our two reportable segments. As such, beginning with the second quarter of 2017, we include (i) equity in earnings of equity method investments in the Managed Programs and (ii) our equity investments in the Managed Programs in our Investment Management segment. Both (i) earnings from our investment in CCIF and (ii) our investment in CCIF continue to be included in our Investment Management segment. Results of operations and assets by segment for prior periods have been reclassified to conform to the current period presentation. The following tables present a summary of comparative results and assets for these business segments (in thousands):

Owned Real Estate

	Years Ended December 31,
	2017	2016	2015
Revenues
Lease revenues	$630,373	$663,463	$656,956
Operating property revenues	30,562	30,767	30,515
Reimbursable tenant costs	21,524	25,438	22,832
Lease termination income and other	4,749	35,696	25,145
	687,208	755,364	735,448
Operating Expenses
Depreciation and amortization	249,432	272,274	276,236
Property expenses, excluding reimbursable tenant costs	40,756	49,431	52,199
General and administrative	39,002	34,591	47,676
Reimbursable tenant costs	21,524	25,438	22,832
Stock-based compensation expense	6,960	5,224	7,873
Impairment charges	2,769	59,303	29,906
Other expenses	605	2,993	(9,908)
Restructuring and other compensation	—	4,413	—
	361,048	453,667	426,814
Other Income and Expenses
Interest expense	(165,775)	(183,409)	(194,326)
Equity in earnings of equity method investments in real estate	13,068	12,928	13,874
Other income and (expenses)	(5,655)	3,665	1,952
	(158,362)	(166,816)	(178,500)
Income before income taxes and gain on sale of real estate	167,798	134,881	130,134
(Provision for) benefit from income taxes	(1,743)	3,418	(17,948)
Income before gain on sale of real estate	166,055	138,299	112,186
Gain on sale of real estate, net of tax	33,878	71,318	6,487
Net Income from Owned Real Estate	199,933	209,617	118,673
Net income attributable to noncontrolling interests	(7,794)	(7,060)	(10,961)
Net Income from Owned Real Estate Attributable to W. P. Carey	$192,139	$202,557	$107,712

W. P. Carey 2017 10-K – 138

Notes to Consolidated Financial Statements

Investment Management

	Years Ended December 31,
	2017	2016	2015
Revenues
Asset management revenue	$70,125	$61,971	$49,984
Reimbursable costs from affiliates	51,445	66,433	55,837
Structuring revenue	34,198	47,328	92,117
Dealer manager fees	4,430	8,002	4,794
Other advisory revenue	896	2,435	203
	161,094	186,169	202,935
Operating Expenses
Reimbursable costs from affiliates	51,445	66,433	55,837
General and administrative	31,889	47,761	55,496
Subadvisor fees	13,600	14,141	11,303
Stock-based compensation expense	11,957	12,791	13,753
Restructuring and other compensation	9,363	7,512	—
Dealer manager fees and expenses	6,544	12,808	11,403
Depreciation and amortization	3,902	4,236	4,079
Other expenses	—	2,384	2,144
	128,700	168,066	154,015
Other Income and Expenses
Equity in earnings of equity method investments in the Managed Programs	51,682	51,791	37,146
Other income and (expenses)	2,042	2,002	161
	53,724	53,793	37,307
Income before income taxes	86,118	71,896	86,227
Provision for income taxes	(968)	(6,706)	(19,673)
Net Income from Investment Management	85,150	65,190	66,554
Net income attributable to noncontrolling interests	—	—	(2,008)
Net Income from Investment Management Attributable to W. P. Carey	$85,150	$65,190	$64,546

Total Company

	Years Ended December 31,
	2017	2016	2015
Revenues	$848,302	$941,533	$938,383
Operating expenses	489,748	621,733	580,829
Other income and (expenses)	(104,638)	(113,023)	(141,193)
Provision for income taxes	(2,711)	(3,288)	(37,621)
Gain on sale of real estate, net of tax	33,878	71,318	6,487
Net income attributable to noncontrolling interests	(7,794)	(7,060)	(12,969)
Net income attributable to W. P. Carey	$277,289	$267,747	$172,258

	Total Assets at December 31,
	2017	2016
Owned Real Estate	$7,885,751	$8,104,974
Investment Management	345,651	348,980
Total Company	$8,231,402	$8,453,954

W. P. Carey 2017 10-K – 139

Notes to Consolidated Financial Statements

Our portfolio is comprised of domestic and international investments. At December 31, 2017, our international investments within our Owned Real Estate segment were comprised of investments in Germany, the United Kingdom, Spain, Finland, Poland, the Netherlands, France, Norway, Austria, Hungary, Sweden, Belgium, Australia, Japan, Canada, and Mexico. We sold all of our investments in Malaysia and Thailand during 2017 (Note 16). Other than Germany, no country or tenant individually comprised more than 10% of our total lease revenues for the years ended December 31, 2017, 2016, or 2015. There are no investments in foreign jurisdictions within our Investment Management segment. The following tables present the geographic information for our Owned Real Estate segment (in thousands):

	Years Ended December 31,
	2017	2016	2015
Domestic
Revenues	$451,310	$490,134	$468,703
Operating expenses	(255,796)	(274,013)	(296,265)
Interest expense	(141,842)	(149,615)	(153,219)
Other income and expenses, excluding interest expense	(82,212)	9,887	11,793
Benefit from (provision for) income taxes	5,526	(4,808)	(6,219)
Gain on sale of real estate, net of tax	14,580	56,492	2,941
Net income attributable to noncontrolling interests	(8,808)	(7,591)	(5,358)
Net (loss) income attributable to W. P. Carey	$(17,242)	$120,486	$22,376
Germany
Revenues	$60,907	$68,372	$65,777
Operating (expenses) benefits (a)	(20,276)	(28,473)	818
Interest expense	(1,859)	(15,681)	(15,432)
Other income and expenses, excluding interest expense	112	649	4,175
Provision for income taxes	(7,213)	(4,083)	(4,357)
Gain on sale of real estate, net of tax	5,867	—	21
Net loss (income) attributable to noncontrolling interests	1,966	252	(5,537)
Net income attributable to W. P. Carey	$39,504	$21,036	$45,465
Other International
Revenues	$174,991	$196,858	$200,968
Operating expenses	(84,976)	(151,181)	(131,367)
Interest expense	(22,074)	(18,113)	(25,675)
Other income and expenses, excluding interest expense	89,513	6,057	(142)
(Provision for) benefit from income taxes	(56)	12,309	(7,372)
Gain on sale of real estate, net of tax	13,431	14,826	3,525
Net (income) loss attributable to noncontrolling interests	(952)	279	(66)
Net income attributable to W. P. Carey	$169,877	$61,035	$39,871
Total
Revenues	$687,208	$755,364	$735,448
Operating expenses	(361,048)	(453,667)	(426,814)
Interest expense	(165,775)	(183,409)	(194,326)
Other income and expenses, excluding interest expense	7,413	16,593	15,826
(Provision for) benefit from income taxes	(1,743)	3,418	(17,948)
Gain on sale of real estate, net of tax	33,878	71,318	6,487
Net income attributable to noncontrolling interests	(7,794)	(7,060)	(10,961)
Net income attributable to W. P. Carey	$192,139	$202,557	$107,712

W. P. Carey 2017 10-K – 140

Notes to Consolidated Financial Statements

	December 31,
	2017	2016
Domestic
Long-lived assets (b)	$4,123,856	$4,263,469
Equity investments in real estate	108,659	108,911
Total assets	5,040,296	5,379,761
Germany
Long-lived assets (b)	$708,316	$675,616
Equity investments in real estate	20,395	20,092
Total assets	747,877	718,397
Other International
Long-lived assets (b)	$1,871,543	$1,842,815
Equity investments in real estate	10,995	9,073
Total assets	2,097,578	2,006,816
Total
Long-lived assets (b)	$6,703,715	$6,781,900
Equity investments in real estate	140,049	138,076
Total assets	7,885,751	8,104,974
__________

(a)	Amount for the year ended December 31, 2015 includes a reversal of $25.0 million of liabilities for German real estate transfer taxes (Note 7).

(b)
Consists of Net investments in real estate. In 2017, we reclassified certain line items in our consolidated balance sheets. As a result, Net investments in real estate as of December 31, 2016 has been revised to conform to the current period presentation.

W. P. Carey 2017 10-K – 141

Notes to Consolidated Financial Statements

Note 18. Selected Quarterly Financial Data (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenues	$219,059	$221,528	$210,754	$196,961
Expenses	134,882	127,991	115,164	111,711
Net income (a)	59,825	67,131	83,654	74,473
Net (income) loss attributable to noncontrolling interests	(2,341)	(2,813)	(3,376)	736
Net income attributable to W. P. Carey (a)	57,484	64,318	80,278	75,209
Earnings per share attributable to W. P. Carey:
Basic (b)	$0.53	$0.60	$0.74	$0.69
Diluted (b)	$0.53	$0.59	$0.74	$0.69
Distributions declared per share	$0.9950	$1.0000	$1.0050	$1.0100

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues (c)	$270,240	$217,266	$225,247	$228,780
Expenses	180,000	160,697	136,472	144,564
Net income (c) (d)	60,864	53,171	112,302	48,470
Net income attributable to noncontrolling interests	(3,425)	(1,510)	(1,359)	(766)
Net income attributable to W. P. Carey (c) (d)	57,439	51,661	110,943	47,704
Earnings per share attributable to W. P. Carey:
Basic (b)	$0.54	$0.48	$1.03	$0.44
Diluted (b)	$0.54	$0.48	$1.03	$0.44
Distributions declared per share	$0.9742	$0.9800	$0.9850	$0.9900
__________

(a)
Amount for the three months ended September 30, 2017 includes an aggregate gain on sale of real estate of $19.3 million recognized on the disposition of five properties. Amount for the three months ended December 31, 2017 includes an aggregate gain on sale of real estate of $11.1 million recognized on the disposition of five properties.

(b)
The sum of the quarterly basic and diluted earnings per share amounts may not agree to the full year basic and diluted earnings per share amounts because the calculations of basic and diluted weighted-average shares outstanding for each quarter and the full year are performed independently.

(c)	Amount for the three months ended March 31, 2016 includes lease termination income of $32.2 million recognized in connection with a domestic property that was sold during that period (Note 16).

(d)	Amount for the three months ended September 30, 2016 includes an aggregate gain on sale of real estate of $49.1 million recognized on the disposition of four properties.

W. P. Carey 2017 10-K – 142

Notes to Consolidated Financial Statements

Note 19. Subsequent Events

Future Disposition of Equity Investment in Real Estate

In January 2018, a tenant (The New York Times Company) exercised its option to repurchase the property it is leasing from a jointly owned investment with our affiliate, CPA:17 – Global, in which we have a 45% equity interest and which is consolidated by CPA:17 – Global, for $250.0 million. The repurchase is expected to be completed in December 2019, but there can be no assurance that such repurchase will be completed.

Mortgage Loan Repayment

In February 2018, we repaid a non-recourse mortgage loan with a principal balance of $24.9 million and an interest rate of 6.7%.

Issuance of Stock-Based Compensation Awards

During the first quarter of 2018 and through the date of this Report, in connection with our 2017 Share Incentive Plan (Note 14), we issued 123,485 RSUs and 75,864 PSUs to key employees, which will have a dilutive impact on our future earnings per share calculations.

Repayments of Loans to Affiliate

In January and February 2018, CWI 1 made net repayments totaling $27.0 million of the loans outstanding to us at December 31, 2017, of which $20.0 million reduced the amount outstanding under the bridge loan and net repayments of $7.0 million reduced the amount outstanding under the revolving working capital facility (Note 3).

W. P. Carey 2017 10-K – 143

W. P. CAREY INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2017, 2016, and 2015
(in thousands)

Description	Balance at Beginning of Year	Other Additions	Deductions	Balance at End of Year
Year Ended December 31, 2017
Valuation reserve for deferred tax assets	$27,350	$18,031	$(6,226)	$39,155

Year Ended December 31, 2016
Valuation reserve for deferred tax assets	$29,746	$8,810	$(11,206)	$27,350

Year Ended December 31, 2015
Valuation reserve for deferred tax assets	$20,672	$10,001	$(927)	$29,746

W. P. Carey 2017 10-K – 144

W. P. CAREY INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Land, Buildings and Improvements Subject to Operating Leases
Industrial facilities in Erlanger, KY	$—	$1,526	$21,427	$2,966	$141	$1,526	$24,534	$26,060	$12,683	1979; 1987	Jan. 1998	40 yrs.
Industrial facilities in Thurmont, MD and Farmington, NY	—	729	5,903	—	—	729	5,903	6,632	1,451	1964; 1983	Jan. 1998	15 yrs.
Retail facility in Montgomery, AL	—	855	6,762	277	(7,017)	142	735	877	492	1987	Jan. 1998	40 yrs.
Warehouse facilities in Anchorage, AK and Commerce, CA	—	4,905	11,898	—	12	4,905	11,910	16,815	4,613	1948; 1975	Jan. 1998	40 yrs.
Industrial facility in Toledo, OH	—	224	2,408	—	—	224	2,408	2,632	1,505	1966	Jan. 1998	40 yrs.
Industrial facility in Goshen, IN	—	239	940	—	—	239	940	1,179	368	1973	Jan. 1998	40 yrs.
Office facility in Raleigh, NC	—	1,638	2,844	187	(2,554)	828	1,287	2,115	795	1983	Jan. 1998	20 yrs.
Office facility in King of Prussia, PA	—	1,219	6,283	1,295	—	1,219	7,578	8,797	3,642	1968	Jan. 1998	40 yrs.
Industrial facility in Pinconning, MI	—	32	1,692	—	—	32	1,692	1,724	846	1948	Jan. 1998	40 yrs.
Industrial facilities in San Fernando, CA	6,351	2,052	5,322	—	(1,889)	1,494	3,991	5,485	2,012	1962; 1979	Jan. 1998	40 yrs.
Retail facilities in several cities in the following states: Alabama, Florida, Georgia, Illinois, Louisiana, Missouri, New Mexico, North Carolina, South Carolina, Tennessee, and Texas	—	9,382	—	238	14,229	9,025	14,824	23,849	3,053	Various	Jan. 1998	15 yrs.
Land in Glendora, CA	—	1,135	—	—	17	1,152	—	1,152	—	N/A	Jan. 1998	N/A
Warehouse facility in Doraville, GA	—	3,288	9,864	15,629	(11,410)	3,288	14,083	17,371	408	2016	Jan. 1998	40 yrs.
Office facility in Collierville, TN and warehouse facility in Corpus Christi, TX	45,726	3,490	72,497	—	(15,609)	288	60,090	60,378	13,896	1989; 1999	Jan. 1998	40 yrs.
Land in Irving and Houston, TX	—	9,795	—	—	—	9,795	—	9,795	—	N/A	Jan. 1998	N/A
Industrial facility in Chandler, AZ	8,097	5,035	18,957	7,435	541	5,035	26,933	31,968	12,888	1989	Jan. 1998	40 yrs.
Office facility in Bridgeton, MO	—	842	4,762	2,523	71	842	7,356	8,198	3,217	1972	Jan. 1998	40 yrs.
Retail facility in Drayton Plains, MI	—	1,039	4,788	236	(2,296)	494	3,273	3,767	1,094	1972	Jan. 1998	35 yrs.
Warehouse facility in Memphis, TN	—	1,882	3,973	294	(3,892)	328	1,929	2,257	1,050	1969	Jan. 1998	15 yrs.
Retail facility in Bellevue, WA	—	4,125	11,812	393	(123)	4,371	11,836	16,207	5,771	1994	Apr. 1998	40 yrs.
Office facility in Rio Rancho, NM	—	1,190	9,353	5,866	—	2,287	14,122	16,409	5,342	1999	Jul. 1998	40 yrs.
Office facility in Moorestown, NJ	—	351	5,981	1,619	1	351	7,601	7,952	3,847	1964	Feb. 1999	40 yrs.
Industrial facilities in Lenexa, KS and Winston-Salem, NC	—	1,860	12,539	2,875	(1,135)	1,725	14,414	16,139	5,324	1968; 1980	Sep. 2002	40 yrs.
Office facilities in Playa Vista and Venice, CA	43,978	2,032	10,152	52,817	1	5,889	59,113	65,002	11,746	1991; 1999	Sep. 2004; Sep. 2012	40 yrs.
Warehouse facility in Greenfield, IN	—	2,807	10,335	223	(8,383)	967	4,015	4,982	1,570	1995	Sep. 2004	40 yrs.
Industrial facility in Scottsdale, AZ	—	586	46	—	—	586	46	632	15	1988	Sep. 2004	40 yrs.

W. P. Carey 2017 10-K – 145

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2017
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Retail facility in Hot Springs, AR	—	850	2,939	2	(2,614)	—	1,177	1,177	392	1985	Sep. 2004	40 yrs.
Warehouse facilities in Apopka, FL	—	362	10,855	920	(155)	337	11,645	11,982	3,580	1969	Sep. 2004	40 yrs.
Land in San Leandro, CA	—	1,532	—	—	—	1,532	—	1,532	—	N/A	Dec. 2006	N/A
Fitness facility in Austin, TX	—	1,725	5,168	—	—	1,725	5,168	6,893	2,010	1995	Dec. 2006	29 yrs.
Retail facility in Wroclaw, Poland	6,931	3,600	10,306	—	(3,060)	2,999	7,847	10,846	1,960	2007	Dec. 2007	40 yrs.
Office facility in Fort Worth, TX	30,552	4,600	37,580	101	—	4,600	37,681	42,281	7,438	2003	Feb. 2010	40 yrs.
Warehouse facility in Mallorca, Spain	—	11,109	12,636	—	95	11,133	12,707	23,840	2,406	2008	Jun. 2010	40 yrs.
Retail facilities in Florence, AL; Snellville, GA; Concord, NC; Rockport, TX; and Virginia Beach, VA	—	5,646	12,367	—	—	5,646	12,367	18,013	1,737	2005; 2007	Sep. 2012	40 yrs.
Hotels in Irvine, Sacramento, and San Diego, CA; Orlando, FL; Des Plaines, IL; Indianapolis, IN; Louisville, KY; Linthicum Heights, MD; Newark, NJ; Albuquerque, NM; and Spokane, WA	133,185	32,680	198,999	—	—	32,680	198,999	231,679	28,786	1989; 1990	Sep. 2012	34 - 37 yrs.
Industrial facilities in Auburn, IN; Clinton Township, MI; and Bluffton, OH	—	4,403	20,298	—	(3,870)	2,589	18,242	20,831	2,721	1968; 1975; 1995	Sep. 2012; Jan. 2014	30 yrs.
Land in Irvine, CA	1,617	4,173	—	—	—	4,173	—	4,173	—	N/A	Sep. 2012	N/A
Industrial facility in Alpharetta, GA	—	2,198	6,349	1,247	—	2,198	7,596	9,794	1,213	1997	Sep. 2012	30 yrs.
Office facility in Clinton, NJ	20,916	2,866	34,834	—	—	2,866	34,834	37,700	6,107	1987	Sep. 2012	30 yrs.
Office facilities in St. Petersburg, FL	—	3,280	24,627	—	—	3,280	24,627	27,907	4,302	1996; 1999	Sep. 2012	30 yrs.
Movie theater in Baton Rouge, LA	—	4,168	5,724	3,200	—	4,168	8,924	13,092	1,080	2003	Sep. 2012	30 yrs.
Industrial and office facility in San Diego, CA	—	7,804	16,729	1,725	—	7,804	18,454	26,258	3,585	2002	Sep. 2012	30 yrs.
Industrial facility in Richmond, CA	—	895	1,953	—	—	895	1,953	2,848	342	1999	Sep. 2012	30 yrs.
Warehouse facilities in Kingman, AZ; Woodland, CA; Jonesboro, GA; Kansas City, MO; Springfield, OR; Fogelsville, PA; and Corsicana, TX	54,863	16,386	84,668	—	—	16,386	84,668	101,054	14,723	Various	Sep. 2012	30 yrs.
Industrial facilities in Orlando, FL; Rocky Mount, NC; and Lewisville, TX	—	2,163	17,715	384	—	2,163	18,099	20,262	3,110	Various	Sep. 2012	30 yrs.
Industrial facilities in Chattanooga, TN	—	558	5,923	—	—	558	5,923	6,481	1,027	1974; 1989	Sep. 2012	30 yrs.
Industrial facility in Mooresville, NC	3,959	756	9,775	—	—	756	9,775	10,531	1,690	1997	Sep. 2012	30 yrs.
Industrial facility in McCalla, AL	—	960	14,472	29,028	—	2,076	42,384	44,460	4,584	2004	Sep. 2012	31 yrs.
Office facility in Lower Makefield Township, PA	—	1,726	12,781	144	—	1,726	12,925	14,651	2,205	2002	Sep. 2012	30 yrs.
Industrial facility in Fort Smith, AZ	—	1,063	6,159	—	—	1,063	6,159	7,222	1,054	1982	Sep. 2012	30 yrs.

W. P. Carey 2017 10-K – 146

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2017
(in thousands)

				Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

		Initial Cost to Company
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Retail facilities in Greenwood, IN and Buffalo, NY	7,659	—	19,990	—	—	—	19,990	19,990	3,383	2000; 2003	Sep. 2012	30 - 31 yrs.
Industrial facilities in Bowling Green, KY and Jackson, TN	5,593	1,492	8,182	—	—	1,492	8,182	9,674	1,396	1989; 1995	Sep. 2012	31 yrs.
Education facilities in Avondale, AZ; Rancho Cucamonga, CA; and Exton, PA	28,469	14,006	33,683	—	(3,878)	11,179	32,632	43,811	5,361	2004	Sep. 2012	31 - 32 yrs.
Industrial facilities in St. Petersburg, FL; Buffalo Grove, IL; West Lafayette, IN; Excelsior Springs, MO; and North Versailles, PA	8,053	6,559	19,078	—	—	6,559	19,078	25,637	3,228	Various	Sep. 2012	31 yrs.
Industrial facilities in Tolleson, AZ; Alsip, IL; and Solvay, NY	10,168	6,080	23,424	—	—	6,080	23,424	29,504	3,932	1990; 1994; 2000	Sep. 2012	31 yrs.
Fitness facilities in Englewood, CO; Memphis TN; and Bedford, TX	4,695	4,877	4,258	5,215	4,756	4,877	14,229	19,106	2,184	1990; 1995; 2001	Sep. 2012	31 yrs.
Office facility in Mons, Belgium	7,373	1,505	6,026	653	(584)	1,404	6,196	7,600	988	1982	Sep. 2012	32 yrs.
Warehouse facilities in Oceanside, CA and Concordville, PA	3,022	3,333	8,270	—	—	3,333	8,270	11,603	1,392	1989; 1996	Sep. 2012	31 yrs.
Self-storage facilities located throughout the United States	—	74,551	319,186	—	(50)	74,501	319,186	393,687	53,153	Various	Sep. 2012	31 yrs.
Warehouse facility in La Vista, NE	20,178	4,196	23,148	—	—	4,196	23,148	27,344	3,633	2005	Sep. 2012	33 yrs.
Office facility in Pleasanton, CA	8,633	3,675	7,468	—	—	3,675	7,468	11,143	1,240	2000	Sep. 2012	31 yrs.
Office facility in San Marcos, TX	—	440	688	—	—	440	688	1,128	114	2000	Sep. 2012	31 yrs.
Office facility in Chicago, IL	13,266	2,169	19,010	—	—	2,169	19,010	21,179	3,132	1910	Sep. 2012	31 yrs.
Industrial facilities in Hollywood and Orlando, FL	—	3,639	1,269	—	—	3,639	1,269	4,908	209	1996	Sep. 2012	31 yrs.
Warehouse facility in Golden, CO	—	808	4,304	77	—	808	4,381	5,189	793	1998	Sep. 2012	30 yrs.
Industrial facility in Texarkana, TX	—	1,755	4,493	—	(2,783)	216	3,249	3,465	535	1997	Sep. 2012	31 yrs.
Industrial facility in Eugene, OR	4,252	2,286	3,783	—	—	2,286	3,783	6,069	623	1980	Sep. 2012	31 yrs.
Industrial facility in South Jordan, UT	11,613	2,183	11,340	1,642	—	2,183	12,982	15,165	1,909	1995	Sep. 2012	31 yrs.
Warehouse facility in Ennis, TX	—	478	4,087	145	—	478	4,232	4,710	819	1989	Sep. 2012	31 yrs.
Retail facility in Braintree, MA	2,835	2,409	—	6,184	(1,403)	1,006	6,184	7,190	795	1994	Sep. 2012	30 yrs.
Office facility in Paris, France	57,518	23,387	43,450	—	(4,507)	21,810	40,520	62,330	6,507	1975	Sep. 2012	32 yrs.
Retail facilities in Bydgoszcz, Czestochowa, Jablonna, Katowice, Kielce, Lodz, Lubin, Olsztyn, Opole, Plock, Rybnik, Walbrzych, and Warsaw, Poland	119,146	26,564	72,866	—	(6,703)	24,773	67,954	92,727	14,991	Various	Sep. 2012	23 - 34 yrs.
Industrial facility in Laupheim, Germany	—	2,072	8,339	—	(702)	1,933	7,776	9,709	2,047	1960	Sep. 2012	20 yrs.
Industrial facilities in Danbury, CT and Bedford, MA	7,942	3,519	16,329	—	—	3,519	16,329	19,848	2,871	1965; 1980	Sep. 2012	29 yrs.

W. P. Carey 2017 10-K – 147

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2017
(in thousands)

				Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

		Initial Cost to Company
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Warehouse facilities in Venlo, Netherlands	—	10,154	18,590	—	(2,233)	9,365	17,146	26,511	2,362	1998; 1999	Apr. 2013	35 yrs.
Industrial and office facility in Tampere, Finland	—	2,309	37,153	—	(3,158)	2,098	34,206	36,304	5,008	2012	Jun. 2013	40 yrs.
Office facility in Quincy, MA	—	2,316	21,537	127	—	2,316	21,664	23,980	2,654	1989	Jun. 2013	40 yrs.
Office facility in Salford, United Kingdom	—	—	30,012	—	(4,078)	—	25,934	25,934	2,886	1997	Sep. 2013	40 yrs.
Office facility in Lone Tree, CO	—	4,761	28,864	2,837	—	4,761	31,701	36,462	3,716	2001	Nov. 2013	40 yrs.
Office facility in Mönchengladbach, Germany	35,353	2,154	6,917	50,626	3,494	2,303	60,888	63,191	3,175	2015	Dec. 2013	40 yrs.
Fitness facility in Houston, TX	2,992	2,430	2,270	—	—	2,430	2,270	4,700	396	1995	Jan. 2014	23 yrs.
Fitness facility in St. Charles, MO	—	1,966	1,368	1,352	—	1,966	2,720	4,686	286	1987	Jan. 2014	27 yrs.
Fitness facility in Salt Lake City, UT	2,703	856	2,804	—	—	856	2,804	3,660	425	1999	Jan. 2014	26 yrs.
Land in Scottsdale, AZ	10,014	22,300	—	—	—	22,300	—	22,300	—	N/A	Jan. 2014	N/A
Industrial facility in Aurora, CO	2,843	737	2,609	—	—	737	2,609	3,346	323	1985	Jan. 2014	32 yrs.
Warehouse facility in Burlington, NJ	—	3,989	6,213	377	—	3,989	6,590	10,579	998	1999	Jan. 2014	26 yrs.
Industrial facility in Albuquerque, NM	—	2,467	3,476	606	—	2,467	4,082	6,549	588	1993	Jan. 2014	27 yrs.
Industrial facility in North Salt Lake, UT	—	10,601	17,626	—	(16,936)	4,388	6,903	11,291	1,033	1981	Jan. 2014	26 yrs.
Industrial facilities in Lexington, NC and Murrysville, PA	—	2,185	12,058	—	2,713	1,608	15,348	16,956	2,165	1940; 1995	Jan. 2014	28 yrs.
Land in Welcome, NC	—	980	11,230	—	(11,724)	486	—	486	—	N/A	Jan. 2014	N/A
Industrial facilities in Evansville, IN; Lawrence, KS; and Baltimore, MD	24,149	4,005	44,192	—	—	4,005	44,192	48,197	7,259	1911; 1967; 1982	Jan. 2014	24 yrs.
Industrial facilities in Colton, CA; Bonner Springs, KS; and Dallas, TX and land in Eagan, MN	18,267	8,451	25,457	—	298	8,451	25,755	34,206	3,511	1978; 1979; 1986	Jan. 2014	17 - 34 yrs.
Retail facility in Torrance, CA	—	8,412	12,241	1,213	(77)	8,335	13,454	21,789	2,162	1973	Jan. 2014	25 yrs.
Office facility in Houston, TX	3,274	6,578	424	560	—	6,578	984	7,562	174	1978	Jan. 2014	27 yrs.
Land in Doncaster, United Kingdom	—	4,257	4,248	—	(8,102)	403	—	403	—	N/A	Jan. 2014	N/A
Warehouse facility in Norwich, CT	9,888	3,885	21,342	—	2	3,885	21,344	25,229	2,958	1960	Jan. 2014	28 yrs.
Warehouse facility in Norwich, CT	—	1,437	9,669	—	—	1,437	9,669	11,106	1,340	2005	Jan. 2014	28 yrs.
Retail facility in Johnstown, PA and warehouse facility in Whitehall, PA	—	7,435	9,093	—	(2,297)	7,140	7,091	14,231	1,545	1986; 1992	Jan. 2014	23 yrs.
Retail facilities in York, PA	8,325	3,776	10,092	—	—	3,776	10,092	13,868	1,274	1992; 2005	Jan. 2014	26 - 34 yrs.
Industrial facility in Pittsburgh, PA	—	1,151	10,938	—	—	1,151	10,938	12,089	1,730	1991	Jan. 2014	25 yrs.
Warehouse facilities in Atlanta, GA and Elkwood, VA	—	5,356	4,121	—	(2,104)	4,284	3,089	7,373	434	1975	Jan. 2014	28 yrs.
Warehouse facility in Harrisburg, NC	—	1,753	5,840	—	(111)	1,642	5,840	7,482	877	2000	Jan. 2014	26 yrs.

W. P. Carey 2017 10-K – 148

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2017
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Education facility in Nashville, TN	5,067	1,098	7,043	3,345	—	1,098	10,388	11,486	1,272	1988	Jan. 2014	31 yrs.
Industrial facility in Chandler, AZ; industrial, office, and warehouse facility in Englewood, CO; and land in Englewood, CO	4,494	4,306	7,235	—	3	4,306	7,238	11,544	937	1978; 1987	Jan. 2014	30 yrs.
Industrial facility in Cynthiana, KY	2,145	1,274	3,505	480	(107)	1,274	3,878	5,152	510	1967	Jan. 2014	31 yrs.
Industrial facility in Columbia, SC	—	2,843	11,886	—	—	2,843	11,886	14,729	2,060	1962	Jan. 2014	23 yrs.
Land in Midlothian, VA	—	2,824	—	—	—	2,824	—	2,824	—	N/A	Jan. 2014	N/A
Net-lease student housing facility in Laramie, WY	—	1,966	18,896	—	—	1,966	18,896	20,862	3,235	2007	Jan. 2014	33 yrs.
Office facility in Greenville, SC	8,094	562	7,916	—	43	562	7,959	8,521	1,242	1972	Jan. 2014	25 yrs.
Warehouse facilities in Mendota, IL; Toppenish, WA; and Plover, WI	—	1,444	21,208	—	(623)	1,382	20,647	22,029	3,606	1996	Jan. 2014	23 yrs.
Industrial facility in Allen, TX and office facility in Sunnyvale, CA	9,173	9,297	24,086	—	(42)	9,255	24,086	33,341	3,050	1981; 1997	Jan. 2014	31 yrs.
Industrial facilities in Hampton, NH	7,984	8,990	7,362	—	—	8,990	7,362	16,352	950	1976	Jan. 2014	30 yrs.
Industrial facilities located throughout France	—	36,306	5,212	—	(4,938)	31,988	4,592	36,580	785	Various	Jan. 2014	23 yrs.
Retail facility in Fairfax, VA	4,764	3,402	16,353	—	—	3,402	16,353	19,755	2,431	1998	Jan. 2014	26 yrs.
Retail facility in Lombard, IL	4,764	5,087	8,578	—	—	5,087	8,578	13,665	1,275	1999	Jan. 2014	26 yrs.
Warehouse facility in Plainfield, IN	19,356	1,578	29,415	—	—	1,578	29,415	30,993	3,797	1997	Jan. 2014	30 yrs.
Retail facility in Kennesaw, GA	3,304	2,849	6,180	—	—	2,849	6,180	9,029	919	1999	Jan. 2014	26 yrs.
Retail facility in Leawood, KS	8,453	1,487	13,417	—	—	1,487	13,417	14,904	1,995	1997	Jan. 2014	26 yrs.
Office facility in Tolland, CT	7,775	1,817	5,709	—	11	1,817	5,720	7,537	817	1968	Jan. 2014	28 yrs.
Warehouse facilities in Lincolnton, NC and Mauldin, SC	9,506	1,962	9,247	—	—	1,962	9,247	11,209	1,289	1988; 1996	Jan. 2014	28 yrs.
Retail facilities located throughout Germany	—	81,109	153,927	1,526	(27,924)	71,461	137,177	208,638	18,722	Various	Jan. 2014	Various
Office facility in Southfield, MI	—	1,726	4,856	89	—	1,726	4,945	6,671	622	1985	Jan. 2014	31 yrs.
Office facility in The Woodlands, TX	19,003	3,204	24,997	—	—	3,204	24,997	28,201	3,107	1997	Jan. 2014	32 yrs.
Warehouse facilities in Valdosta, GA and Johnson City, TN	7,559	1,080	14,998	—	—	1,080	14,998	16,078	2,209	1978; 1998	Jan. 2014	27 yrs.
Industrial facility in Amherst, NY	7,669	674	7,971	—	—	674	7,971	8,645	1,392	1984	Jan. 2014	23 yrs.
Industrial and warehouse facilities in Westfield, MA	—	1,922	9,755	7,435	9	1,922	17,199	19,121	1,851	1954; 1997	Jan. 2014	28 yrs.
Warehouse facilities in Kottka, Finland	—	—	8,546	—	(1,017)	—	7,529	7,529	1,350	1999; 2001	Jan. 2014	21 - 23 yrs.
Office facility in Bloomington, MN	—	2,942	7,155	—	—	2,942	7,155	10,097	989	1988	Jan. 2014	28 yrs.
Warehouse facility in Gorinchem, Netherlands	3,773	1,143	5,648	—	(808)	1,007	4,976	5,983	688	1995	Jan. 2014	28 yrs.

W. P. Carey 2017 10-K – 149

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2017
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Retail facility in Cresskill, NJ	—	2,366	5,482	—	19	2,366	5,501	7,867	691	1975	Jan. 2014	31 yrs.
Retail facility in Livingston, NJ	5,055	2,932	2,001	—	14	2,932	2,015	4,947	290	1966	Jan. 2014	27 yrs.
Retail facility in Maplewood, NJ	—	845	647	—	4	845	651	1,496	94	1954	Jan. 2014	27 yrs.
Retail facility in Montclair, NJ	—	1,905	1,403	—	6	1,905	1,409	3,314	203	1950	Jan. 2014	27 yrs.
Retail facility in Morristown, NJ	—	3,258	8,352	—	26	3,258	8,378	11,636	1,207	1973	Jan. 2014	27 yrs.
Retail facility in Summit, NJ	—	1,228	1,465	—	8	1,228	1,473	2,701	212	1950	Jan. 2014	27 yrs.
Industrial and office facilities in Bunde, Dransfeld, and Wolfach, Germany	—	2,789	8,750	—	(1,328)	2,457	7,754	10,211	1,247	1898; 1956; 1978	Jan. 2014	24 yrs.
Industrial facilities in Georgetown, TX and Woodland, WA	—	965	4,113	—	—	965	4,113	5,078	477	1998; 2001	Jan. 2014	33 - 35 yrs.
Education facilities in Union, NJ; Allentown and Philadelphia, PA; and Grand Prairie, TX	—	5,365	7,845	—	5	5,365	7,850	13,215	1,104	Various	Jan. 2014	28 yrs.
Industrial facility in Ylämylly, Finland	7,096	1,669	6,034	—	(917)	1,470	5,316	6,786	611	1999	Jan. 2014	34 yrs.
Industrial facility in Salisbury, NC	5,851	1,499	8,185	—	—	1,499	8,185	9,684	1,155	2000	Jan. 2014	28 yrs.
Industrial facilities in Solon and Twinsburg, OH and office facility in Plymouth, MI	3,575	2,831	10,565	—	—	2,831	10,565	13,396	1,522	1970; 1991; 1995	Jan. 2014	26 - 27 yrs.
Industrial facility in Cambridge, Canada	—	1,849	7,371	—	(1,001)	1,648	6,571	8,219	823	2001	Jan. 2014	31 yrs.
Industrial facilities in Peru, IL; Huber Heights, Lima, and Sheffield, OH; and Lebanon, TN	10,291	2,962	17,832	—	—	2,962	17,832	20,794	2,234	Various	Jan. 2014	31 yrs.
Industrial facility in Ramos Arizpe, Mexico	—	1,059	2,886	—	—	1,059	2,886	3,945	361	2000	Jan. 2014	31 yrs.
Industrial facilities in Salt Lake City, UT	—	2,783	3,773	—	—	2,783	3,773	6,556	472	1983; 2002	Jan. 2014	31 - 33 yrs.
Net-lease student housing facility in Blairsville, PA	10,582	1,631	23,163	—	—	1,631	23,163	24,794	3,718	2005	Jan. 2014	33 yrs.
Industrial facility in Nashville, TN	—	1,078	5,619	302	—	1,078	5,921	6,999	1,039	1962	Jan. 2014	21 yrs.
Office facility in Lafayette, LA	—	1,048	1,507	—	(587)	785	1,183	1,968	218	1995	Jan. 2014	27 yrs.
Warehouse facilities in Atlanta, Doraville, and Rockmart, GA	—	6,488	77,192	—	—	6,488	77,192	83,680	10,593	1959; 1962; 1991	Jan. 2014	23 - 33 yrs.
Warehouse facilities in Flora, MS and Muskogee, OK	3,269	554	4,353	—	—	554	4,353	4,907	520	1992; 2002	Jan. 2014	33 yrs.
Industrial facility in Richmond, MO	4,162	2,211	8,505	—	—	2,211	8,505	10,716	1,207	1996	Jan. 2014	28 yrs.
Warehouse facility in Dallas, TX	5,643	468	8,042	—	—	468	8,042	8,510	1,335	1997	Jan. 2014	24 yrs.
Industrial facility in Tuusula, Finland	—	6,173	10,321	—	(1,962)	5,439	9,093	14,532	1,396	1975	Jan. 2014	26 yrs.
Office facility in Turku, Finland	—	5,343	34,106	—	(4,693)	4,707	30,049	34,756	4,227	1981	Jan. 2014	28 yrs.
Industrial facility in Turku, Finland	—	1,105	10,243	—	(1,334)	973	9,041	10,014	1,277	1981	Jan. 2014	28 yrs.

W. P. Carey 2017 10-K – 150

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2017
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facility in Baraboo, WI	—	917	10,663	—	—	917	10,663	11,580	3,190	1988	Jan. 2014	13 yrs.
Warehouse facility in Phoenix, AZ	17,966	6,747	21,352	—	—	6,747	21,352	28,099	3,012	1996	Jan. 2014	28 yrs.
Land in Calgary, Canada	—	3,721	—	—	(404)	3,317	—	3,317	—	N/A	Jan. 2014	N/A
Industrial facilities in Sandersville, GA; Erwin, TN; and Gainesville, TX	1,997	955	4,779	—	—	955	4,779	5,734	603	1950; 1986; 1996	Jan. 2014	31 yrs.
Industrial facility in Buffalo Grove, IL	6,188	1,492	12,233	—	—	1,492	12,233	13,725	1,549	1996	Jan. 2014	31 yrs.
Warehouse facility in Spanish Fork, UT	6,611	991	7,901	—	—	991	7,901	8,892	947	2001	Jan. 2014	33 yrs.
Industrial facilities in West Jordan, UT and Tacoma, WA; office facility in Eugene, OR; and warehouse facility in Perris, CA	—	8,989	5,435	—	8	8,989	5,443	14,432	759	Various	Jan. 2014	28 yrs.
Office facility in Carlsbad, CA	—	3,230	5,492	—	—	3,230	5,492	8,722	912	1999	Jan. 2014	24 yrs.
Land in Pensacola, FL	—	1,746	—	—	—	1,746	—	1,746	—	N/A	Jan. 2014	N/A
Movie theater in Port St. Lucie, FL	—	4,654	2,576	—	—	4,654	2,576	7,230	369	2000	Jan. 2014	27 yrs.
Movie theater in Hickory Creek, TX	—	1,693	3,342	—	—	1,693	3,342	5,035	489	2000	Jan. 2014	27 yrs.
Industrial facility in Nurieux-Volognat, France	—	121	5,328	—	(541)	106	4,802	4,908	581	2000	Jan. 2014	32 yrs.
Warehouse facility in Suwanee, GA	—	2,330	8,406	—	—	2,330	8,406	10,736	973	1995	Jan. 2014	34 yrs.
Retail facilities in Wichita, KS and Oklahoma City, OK and warehouse facility in Wichita, KS	—	1,878	8,579	—	—	1,878	8,579	10,457	1,434	1954; 1975; 1984	Jan. 2014	24 yrs.
Industrial facilities in Fort Dodge, IA and Menomonie and Oconomowoc, WI	8,032	1,403	11,098	—	—	1,403	11,098	12,501	2,673	1996	Jan. 2014	16 yrs.
Industrial facility in Mesa, AZ	4,307	2,888	4,282	—	—	2,888	4,282	7,170	615	1991	Jan. 2014	27 yrs.
Industrial facility in North Amityville, NY	7,157	3,486	11,413	—	—	3,486	11,413	14,899	1,718	1981	Jan. 2014	26 yrs.
Warehouse facilities in Greenville, SC	—	567	10,217	—	15	567	10,232	10,799	1,945	1960	Jan. 2014	21 yrs.
Industrial facility in Fort Collins, CO	—	821	7,236	—	—	821	7,236	8,057	863	1993	Jan. 2014	33 yrs.
Land in Elk Grove Village, IL	1,585	4,037	—	—	—	4,037	—	4,037	—	N/A	Jan. 2014	N/A
Office facility in Washington, MI	—	4,085	7,496	—	—	4,085	7,496	11,581	896	1990	Jan. 2014	33 yrs.
Office facility in Houston, TX	—	522	7,448	227	—	522	7,675	8,197	1,134	1999	Jan. 2014	27 yrs.
Industrial facilities in Conroe, Odessa, and Weimar, TX and industrial and office facility in Houston, TX	5,678	4,049	13,021	—	133	4,049	13,154	17,203	2,758	Various	Jan. 2014	12 - 22 yrs.
Education facility in Sacramento, CA	26,433	—	13,715	—	—	—	13,715	13,715	1,607	2005	Jan. 2014	34 yrs.
Industrial facilities in City of Industry, CA; Chelmsford, MA; and Lancaster, TX	—	5,138	8,387	—	43	5,138	8,430	13,568	1,191	1969; 1974; 1984	Jan. 2014	27 yrs.
Office facility in Tinton Falls, NJ	—	1,958	7,993	13	—	1,958	8,006	9,964	1,025	2001	Jan. 2014	31 yrs.

W. P. Carey 2017 10-K – 151

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2017
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facility in Woodland, WA	—	707	1,562	—	—	707	1,562	2,269	173	2009	Jan. 2014	35 yrs.
Warehouse facilities in Gyál and Herceghalom, Hungary	36,115	14,601	21,915	—	(4,343)	12,864	19,309	32,173	3,702	2002; 2004	Jan. 2014	21 yrs.
Industrial facility in Windsor, CT	—	453	637	3,422	(83)	453	3,976	4,429	158	1999	Jan. 2014	33 yrs.
Industrial facility in Aurora, CO	2,660	574	3,999	—	—	574	3,999	4,573	399	2012	Jan. 2014	40 yrs.
Office facility in Chandler, AZ	—	5,318	27,551	—	—	5,318	27,551	32,869	3,003	2000	Mar. 2014	40 yrs.
Warehouse facility in University Park, IL	—	7,962	32,756	221	—	7,962	32,977	40,939	3,426	2008	May 2014	40 yrs.
Office facility in Stavanger, Norway	—	10,296	91,744	—	(24,794)	7,869	69,377	77,246	5,993	1975	Aug. 2014	40 yrs.
Office facility in Westborough, MA	—	3,409	37,914	—	—	3,409	37,914	41,323	3,562	1992	Aug. 2014	40 yrs.
Office facility in Andover, MA	—	3,980	45,120	—	—	3,980	45,120	49,100	3,884	2013	Oct. 2014	40 yrs.
Office facility in Newport, United Kingdom	—	—	22,587	—	(3,600)	—	18,987	18,987	1,555	2014	Oct. 2014	40 yrs.
Industrial facilities located throughout Australia	—	30,455	94,724	15,086	(12,430)	27,025	100,810	127,835	18,164	Various	Oct. 2014	Various
Industrial facility in Lewisburg, OH	—	1,627	13,721	—	—	1,627	13,721	15,348	1,218	2014	Nov. 2014	40 yrs.
Industrial facility in Opole, Poland	—	2,151	21,438	—	(837)	2,075	20,677	22,752	1,850	2014	Dec. 2014	38 yrs.
Office facilities located throughout Spain	—	51,778	257,624	10	(5,620)	53,909	249,883	303,792	19,723	Various	Dec. 2014	Various
Retail facilities located throughout the United Kingdom	—	66,319	230,113	—	(43,068)	56,266	197,098	253,364	19,184	Various	Jan. 2015	20 - 40 yrs.
Warehouse facility in Rotterdam, Netherlands	—	—	33,935	—	1,924	—	35,859	35,859	2,775	2014	Feb. 2015	40 yrs.
Retail facility in Bad Fischau, Austria	—	2,855	18,829	—	2,450	3,178	20,956	24,134	1,867	1998	Apr. 2015	40 yrs.
Industrial facility in Oskarshamn, Sweden	—	3,090	18,262	—	139	3,109	18,382	21,491	1,284	2015	Jun. 2015	40 yrs.
Office facility in Sunderland, United Kingdom	—	2,912	30,140	—	(4,383)	2,525	26,144	28,669	1,824	2007	Aug. 2015	40 yrs.
Industrial facilities in Gersthofen and Senden, Germany and Leopoldsdorf, Austria	—	9,449	15,838	—	1,955	10,179	17,063	27,242	1,423	2008; 2010	Aug. 2015	40 yrs.
Hotels in Clive, IA; Baton Rouge, LA; St. Louis, MO; Greensboro, NC; Mount Laurel, NJ; and Fort Worth, TX	—	—	49,190	—	—	—	49,190	49,190	3,210	1988; 1989; 1990	Oct. 2015	38 - 40 yrs.
Retail facilities in Almere, Amsterdam, Eindhoven, Houten, Nieuwegein, Utrecht, Veghel, and Zwaag, Netherlands	—	5,698	38,130	79	5,118	6,362	42,663	49,025	2,830	Various	Nov. 2015	30 - 40 yrs.
Office facility in Irvine, CA	—	7,626	16,137	—	—	7,626	16,137	23,763	858	1977	Dec. 2015	40 yrs.
Education facility in Windermere, FL	—	5,090	34,721	—	—	5,090	34,721	39,811	2,876	1998	Apr. 2016	38 yrs.

W. P. Carey 2017 10-K – 152

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2017
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facilities located throughout the United States	—	66,845	87,575	—	—	66,845	87,575	154,420	11,573	Various	Apr. 2016	Various
Industrial facilities in North Dumfries, Ottawa, Saint-Eustache, Uxbridge, and Whitchurch-Stouffville, Canada	—	17,155	10,665	—	(1,916)	15,340	10,564	25,904	1,772	Various	Apr. 2016	Various
Education facilities in Coconut Creek, FL and Houston, TX	—	15,550	83,862	18,136	—	15,550	101,998	117,548	4,903	1979; 1984	May 2016	37 - 40 yrs.
Office facility in Southfield, MI and warehouse facilities in London, KY and Gallatin, TN	—	3,585	17,254	—	—	3,585	17,254	20,839	561	1969; 1987; 2000	Nov. 2016	35 - 36 yrs.
Industrial facilities in Brampton, Toronto, and Vaughan, Canada	—	28,759	13,998	—	—	28,759	13,998	42,757	542	Various	Nov. 2016	28 - 35 yrs.
Industrial facilities in Queretaro and San Juan del Rio, Mexico	—	5,152	12,614	—	—	5,152	12,614	17,766	381	Various	Dec. 2016	28 - 40 yrs.
Industrial facility in Chicago, IL	—	2,222	2,655	—	—	2,222	2,655	4,877	61	1985	Jun. 2017	30 yrs.
Office facility in Roseville, MN	—	2,560	16,025	—	—	2,560	16,025	18,585	39	2001	Nov. 2017	40 yrs.
	$1,107,534	$1,188,337	$4,138,933	$253,609	$(246,433)	$1,125,539	$4,208,907	$5,334,446	$613,543

W. P. Carey 2017 10-K – 153

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2017
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period Total	Date of Construction	Date Acquired
Description	Encumbrances	Land	Buildings
Direct Financing Method
Retail facilities in Baton Rouge, Louisiana; and Kannapolis and Morgantown, North Carolina	$—	$—	$16,416	$—	$(15,514)	$902	1984; 1985; 1986	Jan. 1998
Industrial facilities in Glendora, CA and Romulus, MI	—	454	13,251	9	(4,388)	9,326	1950; 1970	Jan. 1998
Industrial facilities in Irving and Houston, TX	—	—	27,599	—	(4,004)	23,595	1978	Jan. 1998
Retail facility in Freehold, NJ	7,823	—	17,067	—	(186)	16,881	2004	Sep. 2012
Office facilities in Corpus Christi, Odessa, San Marcos, and Waco, TX	3,402	2,089	14,211	—	(596)	15,704	1969; 1996; 2000	Sep. 2012
Retail facilities in Arnstadt, Borken, Bünde, Dorsten, Duisburg, Freiberg, Gütersloh, Leimbach-Kaiserro, Monheim, Oberhausen, Osnabrück, Rodewisch, Sankt Augustin, Schmalkalden, Stendal, and Wuppertal Germany	—	28,734	145,854	—	(12,329)	162,259	Various	Sep. 2012
Warehouse facility in Brierley Hill, United Kingdom	—	2,147	12,357	—	(1,457)	13,047	1996	Sep. 2012
Industrial and warehouse facility in Mesquite, TX	5,959	2,851	15,899	—	(1,746)	17,004	1972	Sep. 2012
Industrial facility in Rochester, MN	3,188	881	17,039	—	(1,834)	16,086	1997	Sep. 2012
Office facility in Irvine, CA	6,133	—	17,027	—	(1,203)	15,824	1981	Sep. 2012
Industrial facility in Brownwood, TX	—	722	6,268	—	(1)	6,989	1964	Sep. 2012
Office facility in Scottsdale, AZ	19,258	—	43,570	—	(686)	42,884	1977	Jan. 2014
Retail facilities in El Paso and Fabens, TX	—	4,777	17,823	—	(28)	22,572	Various	Jan. 2014
Industrial facility in Dallas, TX	—	3,190	10,010	—	187	13,387	1968	Jan. 2014
Industrial facility in Eagan, MN	6,748	—	11,548	—	(208)	11,340	1975	Jan. 2014
Industrial facilities in Albemarle and Old Fort, NC; Holmesville, OH; and Springfield, TN	—	6,542	20,668	—	(1,553)	25,657	Various	Jan. 2014
Movie theater in Midlothian, VA	—	—	16,546	—	125	16,671	2000	Jan. 2014
Industrial facilities located throughout France	—	—	27,270	—	(2,471)	24,799	Various	Jan. 2014
Retail facility in Gronau, Germany	—	281	4,401	—	(556)	4,126	1989	Jan. 2014
Industrial and office facility in Marktheidenfeld, Germany	—	1,629	22,396	—	(4,104)	19,921	2002	Jan. 2014
Industrial and warehouse facility in Newbridge, United Kingdom	10,498	6,851	22,868	—	(6,275)	23,444	1998	Jan. 2014
Education facility in Mooresville, NC	2,935	1,795	15,955	—	1	17,751	2002	Jan. 2014
Industrial facility in Mount Carmel, IL	—	135	3,265	—	(69)	3,331	1896	Jan. 2014
Retail facility in Vantaa, Finland	—	5,291	15,522	—	(2,475)	18,338	2004	Jan. 2014
Retail facility in Linköping, Sweden	—	1,484	9,402	—	(2,271)	8,615	2004	Jan. 2014
Industrial facility in Calgary, Canada	—	—	7,076	—	(764)	6,312	1965	Jan. 2014
Industrial facilities in Kearney, MO; Fair Bluff, NC; York, NE; Walbridge, OH; Middlesex Township, PA; Rocky Mount, VA; and Martinsburg, WV	8,910	5,780	40,860	—	(226)	46,414	Various	Jan. 2014
Movie theater in Pensacola, FL	—	—	13,034	—	(545)	12,489	2001	Jan. 2014
Industrial facility in Monheim, Germany	—	2,939	7,379	—	(1,438)	8,880	1992	Jan. 2014
Industrial facility in Göppingen, Germany	—	10,717	60,120	—	(10,074)	60,763	1930	Jan. 2014

W. P. Carey 2017 10-K – 154

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2017
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period Total	Date of Construction	Date Acquired
Description	Encumbrances	Land	Buildings
Warehouse facility in Elk Grove Village, IL	3,089	—	7,863	—	1	7,864	1980	Jan. 2014
Industrial facility in Sankt Ingbert, Germany	—	2,786	26,902	—	(4,150)	25,538	1960	Jan. 2014
Industrial facility in McKees Hill, Australia	—	283	2,978	—	(367)	2,894	1980	Oct. 2014
	$77,943	$92,358	$710,444	$9	$(81,204)	$721,607

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (d)	Date of Construction	Date Acquired
Land, Buildings and Improvements Attributable to Operating Properties – Hotels
Bloomington, MN	$—	$3,810	$29,126	$3,622	$2,903	$—	$3,874	$30,326	$5,261	$39,461	$6,641	2008	Jan. 2014	34 yrs.
Memphis, TN	—	2,120	36,594	3,647	1,225	—	2,167	37,379	4,040	43,586	9,778	1985	Jan. 2014	22 yrs.
	$—	$5,930	$65,720	$7,269	$4,128	$—	$6,041	$67,705	$9,301	$83,047	$16,419
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

(c)
Excludes (i) gross lease intangible assets of $1.9 billion and the related accumulated amortization of $699.7 million, (ii) gross lease intangible liabilities of $165.7 million and the related accumulated amortization of $51.7 million, and (iii) real estate under construction of $39.8 million.

(d)	A reconciliation of real estate and accumulated depreciation follows:

W. P. Carey 2017 10-K – 155

W. P. CAREY INC.
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Land, Buildings and Improvements Subject to Operating Leases
	Years Ended December 31,
	2017	2016	2015
Beginning balance	$5,182,267	$5,308,211	$4,976,685
Foreign currency translation adjustment	192,580	(94,738)	(181,064)
Dispositions	(131,549)	(446,144)	(19,597)
Reclassification from real estate under construction	51,198	28,989	55,362
Additions	23,462	404,161	548,521
Improvements	17,778	16,169	24,014
Impairment charges	(2,901)	(41,660)	(25,773)
Reclassification from direct financing lease	1,611	9,740	—
Write-off of fully depreciated assets	—	(2,461)	(6,443)
Reclassification to assets held for sale	—	—	(63,494)
Ending balance	$5,334,446	$5,182,267	$5,308,211

	Reconciliation of Accumulated Depreciation for Land, Buildings and Improvements Subject to Operating Leases
	Years Ended December 31,
	2017	2016	2015
Beginning balance	$472,294	$372,735	$253,627
Depreciation expense	144,183	142,432	137,144
Dispositions	(17,770)	(35,172)	(1,566)
Foreign currency translation adjustment	14,836	(5,240)	(6,159)
Write-off of fully depreciated assets	—	(2,461)	(6,443)
Reclassification to assets held for sale	—	—	(3,868)
Ending balance	$613,543	$472,294	$372,735

	Reconciliation of Land, Buildings and Improvements Attributable to Operating Properties
	Years Ended December 31,
	2017	2016	2015
Beginning balance	$81,711	$82,749	$84,885
Improvements	1,336	1,542	527
Dispositions	—	(3,188)	(2,663)
Reclassification from real estate under construction	—	608	—
Ending balance	$83,047	$81,711	$82,749

	Reconciliation of Accumulated Depreciation for Land, Buildings and Improvements Attributable to Operating Properties
	Years Ended December 31,
	2017	2016	2015
Beginning balance	$12,143	$8,794	$4,866
Depreciation expense	4,276	4,235	4,275
Dispositions	—	(886)	(347)
Ending balance	$16,419	$12,143	$8,794

At December 31, 2017, the aggregate cost of real estate that we and our consolidated subsidiaries own for federal income tax purposes was approximately $7.1 billion.

W. P. Carey 2017 10-K – 156

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2017 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting at December 31, 2017. In making this assessment, we used criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, at December 31, 2017, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

W. P. Carey 2017 10-K – 157

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

W. P. Carey 2017 10-K – 158

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) and (2) — Financial statements and schedules: see index to financial statements and schedules included in Item 8.

(3) Exhibits:

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on June 16, 2017
3.2	Fifth Amended and Restated Bylaws of W. P. Carey Inc.	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed June 16, 2017
4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
4.2	Indenture, dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 14, 2014
4.3	First Supplemental Indenture, dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 14, 2014
4.4	Form of Global Note Representing $500,000,000 Aggregate Principal Amount of 4.60% Senior Notes due 2024	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 14, 2014
4.5	Second Supplemental Indenture, dated as of January 21, 2015, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 21, 2015
4.6	Form of Note representing €500 Million Aggregate Principal Amount of 2.000% Senior Notes due 2023	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 21, 2015
4.7	Third Supplemental Indenture, dated January 26, 2015, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 26, 2015
4.8	Form of Note representing $450 Million Aggregate Principal Amount of 4.000% Senior Notes due 2025	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 26, 2015
4.9	Fourth Supplemental Indenture, dated as of September 12, 2016, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 12, 2016
4.10	Form of Note representing $350 Million Aggregate Principal Amount of 4.250% Senior Notes due 2026	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed September 12, 2016

W. P. Carey 2017 10-K – 159

Exhibit No.	Description	Method of Filing
4.11	Indenture, dated as of November 8, 2016, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 of Automatic shelf registration statement on Form S-3ASR (File No. 333-214510) filed November 8, 2016
4.12	Supplemental Indenture, dated as of January 19, 2017, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 19, 2017
4.13	Form of Note representing €500 Million Aggregate Principal Amount of 2.250% Senior Notes due 2024	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed January 19, 2017
10.1	W. P. Carey Inc. 1997 Share Incentive Plan, as amended *	Incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.2	W. P. Carey Inc. (formerly W. P. Carey & Co. LLC) Long-Term Incentive Program as amended and restated effective as of September 28, 2012 *	Incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.3	W. P. Carey Inc. Amended and Restated Deferred Compensation Plan for Employees *	Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.4	Amended and Restated W. P. Carey Inc. 2009 Share Incentive Plan *	Incorporated by reference to Appendix A of Schedule 14A filed April 30, 2013
10.5	2017 Annual Incentive Compensation Plan	Incorporated by reference to Exhibit A of Schedule 14A filed April 11, 2017
10.6	2017 Share Incentive Plan	Incorporated by reference to Exhibit B of Schedule 14A filed April 11, 2017
10.7	Form of Share Option Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.9 to Registration Statement on Form S-8 filed June 27, 2017
10.8	Form of Restricted Share Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-8 filed June 27, 2017
10.9	Form of Restricted Share Unit Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.8 to Registration Statement on Form S-8 filed June 27, 2017
10.10	Form of Long-Term Performance Share Unit Award Agreement pursuant to the W. P. Carey Inc. 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-8 filed June 27, 2017
10.11	Form of Non-Employee Director Restricted Share Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8, filed on June 27, 2017

W. P. Carey 2017 10-K – 160

Exhibit No.	Description	Method of Filing
10.12	W. P. Carey Inc. 2009 Non-Employee Directors’ Incentive Plan (the “2009 Directors Plan”) *	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013
10.13	Separation Agreement, dated February 10, 2016, by and between W. P. Carey Inc. and Trevor P. Bond *	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 10, 2016
10.14	Separation Agreement, dated February 10, 2016, by and between W. P. Carey Inc. and Catherine Rice *	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed May 5, 2016
10.15	Transition Agreement, dated as of December 7, 2016, by and between W. P. Carey Inc. and Thomas E. Zacharias *	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 9, 2016
10.16	Amendment to Certain Equity Award Agreements between W. P. Carey Inc. and Mark J. DeCesaris	Filed herewith
10.17	Amended and Restated Advisory Agreement dated as of January 1, 2015 among Corporate Property Associates 17 – Global Incorporated, CPA:17 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.18
First Amendment to Amended and Restated Advisory Agreement, dated as of January 30, 2018, among Corporate Property Associates 17 – Global Incorporated, CPA: 17 Limited Partnership and Carey Asset Management Corp.
Filed herewith
10.19	Amended and Restated Asset Management Agreement dated as of May 13, 2015 between Corporate Property Associates 17 – Global Incorporated, CPA:17 Limited Partnership and W. P. Carey & Co. B. V.	Incorporated by reference to Exhibit 10.3 to Corporate Property Associates 17 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 15, 2015
10.20	Amended and Restated Advisory Agreement, dated as of January 1, 2015 by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.21
First Amendment to Amended and Restated Advisory Agreement, dated as of January 30, 2018, among Corporate Property Associates 18 – Global Incorporated, CPA: 18 Limited Partnership and Carey Asset Management Corp.
Filed herewith
10.22	Amended and Restated Asset Management Agreement dated as of May 13, 2015, by and among, Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.3 to Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 15, 2015
10.23	Amended and Restated Advisory Agreement, dated as of January 1, 2016, by and among Carey Watermark Investors Incorporated, CWI OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed February 26, 2016
10.24	First Amendment to Amended and Restated Advisory Agreement, dated as of June 13, 2017, among Carey Watermark Investors Incorporated, CWI OP, LP, and Carey Lodging Advisors, LLC	Filed herewith

W. P. Carey 2017 10-K – 161

Exhibit No.	Description	Method of Filing
10.25	Advisory Agreement, dated as of February 9, 2015, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.26	First Amendment to Advisory Agreement, dated as of June 30, 2015, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 7, 2015
10.27	Second Amendment to Advisory Agreement, dated as of June 13, 2017, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC	Filed herewith
10.28
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
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 23, 2017
10.29
Agency Agreement dated as of January 19, 2017, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee.
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 19, 2017
10.30
Equity Sales Agreement, dated March 1, 2017, by and among W. P. Carey Inc. and Wells Fargo Securities, LLC, Barclays Capital Inc., BMO Capital Markets Corp., Capital One Securities, Inc., Jefferies LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Stifel, Nicolaus & Company, Incorporated, as sales agent and/or principal
Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed March 1, 2017
12	Computations of Ratios of Earnings to Fixed Charges for the years ended December 31, 2017, 2016, 2015, 2014, and 2013	Filed herewith
18.1	Preferability letter of Independent Registered Public Accounting Firm	Incorporated by reference to Exhibit 18.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed November 5, 2013
21.1	List of Registrant Subsidiaries	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

W. P. Carey 2017 10-K – 162

Exhibit No.	Description	Method of Filing
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Director and Officer Indemnification Policy	Incorporated by reference to Exhibit 99.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
101
The following materials from W. P. Carey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2017 and 2016, (ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016, and 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015, (iv) Consolidated Statements of Equity for the years ended December 31, 2017, 2016, and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II — Valuation and Qualifying Accounts, and (viii) Schedule III — Real Estate and Accumulated Depreciation.
Filed herewith
______________________
*The referenced exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15 (a)(3) of Form 10-K.

W. P. Carey 2017 10-K – 163

Item 16. Form 10-K Summary.

None.

W. P. Carey 2017 10-K – 164

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.

Date:	February 23, 2018	By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason E. Fox	Director and Chief Executive Officer	February 23, 2018
Jason E. Fox	(Principal Executive Officer)

/s/ ToniAnn Sanzone	Chief Financial Officer	February 23, 2018
ToniAnn Sanzone	(Principal Financial Officer)

/s/ Arjun Mahalingam	Chief Accounting Officer	February 23, 2018
Arjun Mahalingam	(Principal Accounting Officer)

/s/ Benjamin H. Griswold, IV	Chairman of the Board and Director	February 23, 2018
Benjamin H. Griswold, IV

/s/ Mark A. Alexander	Director	February 23, 2018
Mark A. Alexander

/s/ Peter J. Farrell	Director	February 23, 2018
Peter J. Farrell

/s/ Axel K. A. Hansing	Director	February 23, 2018
Axel K. A. Hansing

/s/ Jean Hoysradt	Director	February 23, 2018
Jean Hoysradt

/s/ Margaret G. Lewis	Director	February 23, 2018
Margaret G. Lewis

/s/ Richard C. Marston	Director	February 23, 2018
Richard C. Marston

/s/ Christopher J. Niehaus	Director	February 23, 2018
Christopher J. Niehaus

/s/ Nicolaas J. M. van Ommen	Director	February 23, 2018
Nicolaas J. M. van Ommen

W. P. Carey 2017 10-K – 165

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed on June 16, 2017
3.2	Fifth Amended and Restated Bylaws of W. P. Carey Inc.	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed June 16, 2017
4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
4.2	Indenture, dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 14, 2014
4.3	First Supplemental Indenture, dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 14, 2014
4.4	Form of Global Note Representing $500,000,000 Aggregate Principal Amount of 4.60% Senior Notes due 2024	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 14, 2014
4.5	Second Supplemental Indenture, dated as of January 21, 2015, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 21, 2015
4.6	Form of Note representing €500 Million Aggregate Principal Amount of 2.000% Senior Notes due 2023	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 21, 2015
4.7	Third Supplemental Indenture, dated January 26, 2015, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 26, 2015
4.8	Form of Note representing $450 Million Aggregate Principal Amount of 4.000% Senior Notes due 2025	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 26, 2015
4.9	Fourth Supplemental Indenture, dated as of September 12, 2016, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 12, 2016
4.10	Form of Note representing $350 Million Aggregate Principal Amount of 4.250% Senior Notes due 2026	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed September 12, 2016

Exhibit No.	Description	Method of Filing
4.11	Indenture, dated as of November 8, 2016, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 of Automatic shelf registration statement on Form S-3ASR (File No. 333-214510) filed November 8, 2016
4.12	Supplemental Indenture, dated as of January 19, 2017, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 19, 2017
4.13	Form of Note representing €500 Million Aggregate Principal Amount of 2.250% Senior Notes due 2024	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed January 19, 2017
10.1	W. P. Carey Inc. 1997 Share Incentive Plan, as amended *	Incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.2	W. P. Carey Inc. (formerly W. P. Carey & Co. LLC) Long-Term Incentive Program as amended and restated effective as of September 28, 2012 *	Incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.3	W. P. Carey Inc. Amended and Restated Deferred Compensation Plan for Employees *	Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.4	Amended and Restated W. P. Carey Inc. 2009 Share Incentive Plan *	Incorporated by reference to Appendix A of Schedule 14A filed April 30, 2013
10.5	2017 Annual Incentive Compensation Plan	Incorporated by reference to Exhibit A of Schedule 14A filed April 11, 2017
10.6	2017 Share Incentive Plan	Incorporated by reference to Exhibit B of Schedule 14A filed April 11, 2017
10.7	Form of Share Option Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.9 to Registration Statement on Form S-8 filed June 27, 2017
10.8	Form of Restricted Share Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-8 filed June 27, 2017
10.9	Form of Restricted Share Unit Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.8 to Registration Statement on Form S-8 filed June 27, 2017
10.10	Form of Long-Term Performance Share Unit Award Agreement pursuant to the W. P. Carey Inc. 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-8 filed June 27, 2017
10.11	Form of Non-Employee Director Restricted Share Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8, filed on June 27, 2017

Exhibit No.	Description	Method of Filing
10.12	W. P. Carey Inc. 2009 Non-Employee Directors’ Incentive Plan (the “2009 Directors Plan”) *	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013
10.13	Separation Agreement, dated February 10, 2016, by and between W. P. Carey Inc. and Trevor P. Bond *	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 10, 2016
10.14	Separation Agreement, dated February 10, 2016, by and between W. P. Carey Inc. and Catherine Rice *	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed May 5, 2016
10.15	Transition Agreement, dated as of December 7, 2016, by and between W. P. Carey Inc. and Thomas E. Zacharias *	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 9, 2016
10.16	Amendment to Certain Equity Award Agreements between W. P. Carey Inc. and Mark J. DeCesaris	Filed herewith
10.17	Amended and Restated Advisory Agreement dated as of January 1, 2015 among Corporate Property Associates 17 – Global Incorporated, CPA:17 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.18
First Amendment to Amended and Restated Advisory Agreement, dated as of January 30, 2018, among Corporate Property Associates 17 – Global Incorporated, CPA: 17 Limited Partnership and Carey Asset Management Corp.
Filed herewith
10.19	Amended and Restated Asset Management Agreement dated as of May 13, 2015 between Corporate Property Associates 17 – Global Incorporated, CPA:17 Limited Partnership and W. P. Carey & Co. B. V.	Incorporated by reference to Exhibit 10.3 to Corporate Property Associates 17 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 15, 2015
10.20	Amended and Restated Advisory Agreement, dated as of January 1, 2015 by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.21
First Amendment to Amended and Restated Advisory Agreement, dated as of January 30, 2018, among Corporate Property Associates 18 – Global Incorporated, CPA: 18 Limited Partnership and Carey Asset Management Corp.
Filed herewith
10.22	Amended and Restated Asset Management Agreement dated as of May 13, 2015, by and among, Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.3 to Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 15, 2015
10.23	Amended and Restated Advisory Agreement, dated as of January 1, 2016, by and among Carey Watermark Investors Incorporated, CWI OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed February 26, 2016
10.24	First Amendment to Amended and Restated Advisory Agreement, dated as of June 13, 2017, among Carey Watermark Investors Incorporated, CWI OP, LP, and Carey Lodging Advisors, LLC	Filed herewith

Exhibit No.	Description	Method of Filing
10.25	Advisory Agreement, dated as of February 9, 2015, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.26	First Amendment to Advisory Agreement, dated as of June 30, 2015, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 7, 2015
10.27	Second Amendment to Advisory Agreement, dated as of June 13, 2017, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC	Filed herewith
10.28
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
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 23, 2017
10.29
Agency Agreement dated as of January 19, 2017, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee.
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 19, 2017
10.30
Equity Sales Agreement, dated March 1, 2017, by and among W. P. Carey Inc. and Wells Fargo Securities, LLC, Barclays Capital Inc., BMO Capital Markets Corp., Capital One Securities, Inc., Jefferies LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Stifel, Nicolaus & Company, Incorporated, as sales agent and/or principal
Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed March 1, 2017
12	Computations of Ratios of Earnings to Fixed Charges for the years ended December 31, 2017, 2016, 2015, 2014, and 2013	Filed herewith
18.1	Preferability letter of Independent Registered Public Accounting Firm	Incorporated by reference to Exhibit 18.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed November 5, 2013
21.1	List of Registrant Subsidiaries	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Description	Method of Filing
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Director and Officer Indemnification Policy	Incorporated by reference to Exhibit 99.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
101
The following materials from W. P. Carey Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2017 and 2016, (ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016, and 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015, (iv) Consolidated Statements of Equity for the years ended December 31, 2017, 2016, and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II — Valuation and Qualifying Accounts, and (viii) Schedule III — Real Estate and Accumulated Depreciation.
Filed herewith
______________________
*The referenced exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15 (a)(3) of Form 10-K.