Form 10-Q
period 2018-03-31
W. P. Carey Inc.
filed 2018-05-04
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
or

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

Registrant has 107,194,767 shares of common stock, $0.001 par value, outstanding at April 27, 2018.

INDEX

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: capital markets; our ability to sell shares under our “at-the-market” program and the use of proceeds from that program; tenant credit quality; the general economic outlook; our expected range of Adjusted funds from operations, or AFFO; our corporate strategy; our capital structure; our portfolio lease terms; our international exposure and acquisition volume; our expectations about tenant bankruptcies and interest coverage; statements regarding estimated or future economic performance and results, including our underlying assumptions, occupancy rate, credit ratings, and possible new acquisitions and dispositions; the outlook for the investment programs that we manage, including their earnings, as well as possible liquidity events for those programs; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust, or REIT; the impact of recently issued accounting pronouncements, the recently adopted Tax Cuts and Jobs Act in the United States, and other regulatory activity, such as the General Data Protection Regulation in the European Union or other data privacy initiatives; the amount and timing of any future dividends; our existing or future leverage and debt service obligations; our estimated future growth; our projected assets under management; our future capital expenditure levels; our future financing transactions; and our plans to fund our future liquidity needs. These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition, liquidity, results of operations, AFFO, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 23, 2018, or the 2017 Annual Report. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, potential investors are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

W. P. Carey 3/31/2018 10-Q – 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
Assets
Investments in real estate:
Land, buildings and improvements	$5,523,209	$5,457,265
Net investments in direct financing leases	725,676	721,607
In-place lease and other intangible assets	1,235,828	1,213,976
Above-market rent intangible assets	639,057	640,480
Assets held for sale, net	33,182	—
Investments in real estate	8,156,952	8,033,328
Accumulated depreciation and amortization	(1,399,810)	(1,329,613)
Net investments in real estate	6,757,142	6,703,715
Equity investments in the Managed Programs and real estate	358,068	341,457
Cash and cash equivalents	171,331	162,312
Due from affiliates	75,540	105,308
Other assets, net	280,054	274,650
Goodwill	645,736	643,960
Total assets	$8,287,871	$8,231,402
Liabilities and Equity
Debt:
Unsecured senior notes, net	$3,115,839	$2,474,661
Unsecured revolving credit facility	267,424	216,775
Unsecured term loans, net	—	388,354
Non-recourse mortgages, net	1,005,868	1,185,477
Debt, net	4,389,131	4,265,267
Accounts payable, accrued expenses and other liabilities	247,138	263,053
Below-market rent and other intangible liabilities, net	111,801	113,957
Deferred income taxes	59,022	67,009
Distributions payable	110,309	109,766
Total liabilities	4,917,401	4,819,052
Redeemable noncontrolling interest	965	965
Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 107,194,440 and 106,922,616 shares, respectively, issued and outstanding	107	107
Additional paid-in capital	4,439,433	4,433,573
Distributions in excess of accumulated earnings	(1,097,415)	(1,052,064)
Deferred compensation obligation	36,147	46,656
Accumulated other comprehensive loss	(229,238)	(236,011)
Total stockholders’ equity	3,149,034	3,192,261
Noncontrolling interests	220,471	219,124
Total equity	3,369,505	3,411,385
Total liabilities and equity	$8,287,871	$8,231,402

 See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2018 10-Q – 2

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues
Owned Real Estate:
Lease revenues	$163,213	$155,781
Operating property revenues	7,218	6,980
Reimbursable tenant costs	6,219	5,221
Lease termination income and other	942	760
	177,592	168,742
Investment Management:
Asset management revenue	16,985	17,367
Reimbursable costs from affiliates	5,304	25,700
Structuring revenue	1,739	3,834
Other advisory revenue	190	91
Dealer manager fees	—	3,325
	24,218	50,317
	201,810	219,059
Operating Expenses
Depreciation and amortization	65,957	62,430
General and administrative	18,583	18,424
Reimbursable tenant and affiliate costs	11,523	30,921
Property expenses, excluding reimbursable tenant costs	9,899	10,110
Stock-based compensation expense	8,219	6,910
Impairment charges	4,790	—
Subadvisor fees	2,032	2,720
Other expenses	(37)	73
Dealer manager fees and expenses	—	3,294
	120,966	134,882
Other Income and Expenses
Interest expense	(38,074)	(41,957)
Equity in earnings of equity method investments in the Managed Programs and real estate	15,325	15,774
Other gains and (losses)	(2,763)	516
	(25,512)	(25,667)
Income before income taxes and gain on sale of real estate	55,332	58,510
Benefit from income taxes	6,002	1,305
Income before gain on sale of real estate	61,334	59,815
Gain on sale of real estate, net of tax	6,732	10
Net Income	68,066	59,825
Net income attributable to noncontrolling interests	(2,792)	(2,341)
Net Income Attributable to W. P. Carey	$65,274	$57,484

Basic Earnings Per Share	$0.60	$0.53
Diluted Earnings Per Share	$0.60	$0.53
Weighted-Average Shares Outstanding
Basic	108,057,940	107,562,484
Diluted	108,211,936	107,764,279

Distributions Declared Per Share	$1.015	$0.995

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2018 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Net Income	$68,066	$59,825
Other Comprehensive Income
Foreign currency translation adjustments	18,516	14,750
Realized and unrealized loss on derivative instruments	(8,392)	(5,673)
Change in unrealized gain (loss) on investments	428	(253)
	10,552	8,824
Comprehensive Income	78,618	68,649

Amounts Attributable to Noncontrolling Interests
Net income	(2,792)	(2,341)
Foreign currency translation adjustments	(3,782)	(570)
Realized and unrealized loss (gain) on derivative instruments	3	(3)
Comprehensive income attributable to noncontrolling interests	(6,571)	(2,914)
Comprehensive Income Attributable to W. P. Carey	$72,047	$65,735

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2018 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Three Months Ended March 31, 2018 and 2017
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2018	106,922,616	$107	$4,433,573	$(1,052,064)	$46,656	$(236,011)	$3,192,261	$219,124	$3,411,385
Shares issued upon delivery of vested restricted share awards	271,824	—	(13,543)				(13,543)		(13,543)
Delivery of deferred vested shares, net			10,509		(10,509)		—		—
Amortization of stock-based compensation expense			8,219				8,219		8,219
Distributions to noncontrolling interests							—	(5,224)	(5,224)
Distributions declared ($1.015 per share)			675	(110,625)			(109,950)		(109,950)
Net income				65,274			65,274	2,792	68,066
Other comprehensive income:
Foreign currency translation adjustments						14,734	14,734	3,782	18,516
Realized and unrealized loss on derivative instruments						(8,389)	(8,389)	(3)	(8,392)
Change in unrealized gain on investments						428	428		428
Balance at March 31, 2018	107,194,440	$107	$4,439,433	$(1,097,415)	$36,147	$(229,238)	$3,149,034	$220,471	$3,369,505

W. P. Carey 3/31/2018 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
Three Months Ended March 31, 2018 and 2017
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2017	106,294,162	$106	$4,399,961	$(894,137)	$50,222	$(254,485)	$3,301,667	$123,473	$3,425,140
Contributions from noncontrolling interests							—	80,513	80,513
Shares issued upon delivery of vested restricted share awards	187,922	1	(9,435)				(9,434)		(9,434)
Shares issued upon exercise of stock options and purchases under employee share purchase plan	28,968	—	(1,384)				(1,384)		(1,384)
Delivery of deferred vested shares, net			3,179		(3,179)		—		—
Amortization of stock-based compensation expense			6,910				6,910		6,910
Distributions to noncontrolling interests							—	(6,261)	(6,261)
Distributions declared ($0.995 per share)			1,158	(108,862)	223		(107,481)		(107,481)
Net income				57,484			57,484	2,341	59,825
Other comprehensive income:
Foreign currency translation adjustments						14,180	14,180	570	14,750
Realized and unrealized loss on derivative instruments						(5,676)	(5,676)	3	(5,673)
Change in unrealized loss on investments						(253)	(253)		(253)
Balance at March 31, 2017	106,511,052	$107	$4,400,389	$(945,515)	$47,266	$(246,234)	$3,256,013	$200,639	$3,456,652

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2018 10-Q – 6

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows — Operating Activities
Net income	$68,066	$59,825
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	65,837	63,853
Investment Management revenue received in shares of Managed REITs and other	(16,505)	(15,602)
Equity in earnings of equity method investments in the Managed Programs and real estate	(15,325)	(15,774)
Distributions of earnings from equity method investments	15,289	16,848
Deferred income taxes	(12,155)	(5,550)
Amortization of rent-related intangibles and deferred rental revenue	11,455	12,503
Stock-based compensation expense	8,219	6,910
Gain on sale of real estate	(6,732)	(10)
Impairment charges	4,790	—
Realized and unrealized losses on foreign currency transactions, derivatives, and other	4,267	3,444
Straight-line rent	(3,722)	(4,729)
Changes in assets and liabilities:
Net changes in other operating assets and liabilities	(23,893)	(15,254)
Deferred structuring revenue received	4,080	6,672
Increase in deferred structuring revenue receivable	(725)	(1,400)
Net Cash Provided by Operating Activities	102,946	111,736
Cash Flows — Investing Activities
Purchases of real estate	(85,197)	—
Proceeds from repayment of short-term loans to affiliates	37,000	210,000
Proceeds from sales of real estate	35,691	24,184
Funding for real estate construction and redevelopments	(17,236)	(13,039)
Funding of short-term loans to affiliates	(10,000)	(22,835)
Other capital expenditures on owned real estate	(3,312)	(1,320)
Return of capital from equity method investments	3,244	1,512
Capital contributions to equity method investments	(715)	—
Other investing activities, net	427	(486)
Capital expenditures on corporate assets	(47)	(99)
Net Cash (Used in) Provided by Investing Activities	(40,145)	197,917
Cash Flows — Financing Activities
Repayments of Senior Unsecured Credit Facility	(650,722)	(1,268,091)
Proceeds from issuance of Unsecured Senior Notes	616,355	530,456
Proceeds from Senior Unsecured Credit Facility	292,964	778,827
Prepayments of mortgage principal	(164,908)	(42,439)
Distributions paid	(109,407)	(106,751)
Scheduled payments of mortgage principal	(22,472)	(257,449)
Payments for withholding taxes upon delivery of equity-based awards and exercises of stock options	(13,883)	(10,819)
Distributions paid to noncontrolling interests	(5,224)	(6,261)
Payment of financing costs	(3,590)	(12,464)
Proceeds from mortgage financing	857	—
Other financing activities, net	(137)	397
Contributions from noncontrolling interests	—	80,513
Net Cash Used in Financing Activities	(60,167)	(314,081)
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	3,073	278
Net increase (decrease) in cash and cash equivalents and restricted cash	5,707	(4,150)
Cash and cash equivalents and restricted cash, beginning of period	209,676	210,731
Cash and cash equivalents and restricted cash, end of period	$215,383	$206,581

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2018 10-Q – 7

W. P. CAREY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business and Organization

W. P. Carey Inc. is a REIT that, together with its consolidated subsidiaries, invests primarily in operationally-critical, single-tenant commercial real estate properties located in North America and Northern and Western Europe. We earn revenue principally by leasing the properties we own to companies on a triple-net lease basis, which generally requires each tenant to pay the costs associated with operating and maintaining the property.

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

Through our TRSs, we also earn revenue as the advisor to publicly owned, non-listed REITs, which are sponsored by us under the Corporate Property Associates, or CPA, brand name and invest in similar properties. At March 31, 2018, we were the advisor to Corporate Property Associates 17 – Global Incorporated, or CPA:17 – Global, and Corporate Property Associates 18 – Global Incorporated, or CPA:18 – Global. We refer to CPA:17 – Global and CPA:18 – Global together as the CPA REITs.

At March 31, 2018, we were also the advisor to Carey Watermark Investors Incorporated, or CWI 1, and Carey Watermark Investors 2 Incorporated, or CWI 2, two publicly owned, non-listed REITs that invest in lodging and lodging-related properties. We refer to CWI 1 and CWI 2 together as the CWI REITs and, together with the CPA REITs, as the Managed REITs (Note 3).

At March 31, 2018, we were also the advisor to Carey European Student Housing Fund I, L.P., or CESH I, a limited partnership formed for the purpose of developing, owning, and operating student housing properties and similar investments in Europe (Note 3). We refer to the Managed REITs and CESH I collectively as the Managed Programs.

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

In August 2017, we resigned as the advisor to Carey Credit Income Fund (known since October 23, 2017 as Guggenheim Credit Income Fund, or GCIF), or CCIF, and by extension, its feeder funds, or the CCIF Feeder Funds, each of which is a business development company, or BDC (Note 3). We refer to CCIF and the CCIF Feeder Funds collectively as the Managed BDCs. The board of trustees of CCIF approved our resignation and appointed CCIF’s subadvisor Guggenheim Partners Investment Management, LLC, or Guggenheim, as the interim sole advisor to CCIF, effective as of September 11, 2017. The shareholders of CCIF approved Guggenheim’s appointment as sole advisor on a permanent basis on October 20, 2017. The Managed BDCs were included in the Managed Programs prior to our resignation as their advisor.

Reportable Segments

Owned Real Estate — Lease revenues and equity income (Note 7) from our wholly- and co-owned real estate investments generate the vast majority of our earnings. We invest in commercial properties located primarily in North America and Europe, which are leased to companies, primarily on a triple-net lease basis. We also owned two hotels at March 31, 2018, which are considered operating properties. We sold one of the hotels in April 2018 (Note 16). At March 31, 2018, our owned portfolio was comprised of our full or partial ownership interests in 886 properties, totaling approximately 85.4 million square feet, substantially all of which were net leased to 208 tenants, with an occupancy rate of 99.7%.

W. P. Carey 3/31/2018 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

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

As a result of our Board’s decision to exit non-traded retail fundraising activities, described above, we have revised how we view and present a component of our two reportable segments. As such, beginning with the second quarter of 2017, we include equity income generated through our (i) ownership of shares and limited partnership units of the Managed Programs (Note 7) and (ii) special general partner interests in the operating partnerships of the Managed REITs, through which we participate in their cash flows (Note 3), in our Investment Management segment. Previously, these items were recognized within our Owned Real Estate segment. Our Board’s decision to exit non-traded retail fundraising activities will not affect the continuation of these current revenue streams through the end of the Managed Programs’ respective life cycles. Earnings from our investment in GCIF continue to be included in our Investment Management segment. Results of operations by segment for prior periods have been reclassified to conform to the current period presentation.

At March 31, 2018, the CPA REITs collectively owned all or a portion of 462 properties (including certain properties in which we have an ownership interest), totaling approximately 54.0 million square feet, substantially all of which were net leased to 206 tenants, with an occupancy rate of approximately 99.4%. The Managed Programs also had interests in 164 operating properties, totaling approximately 19.9 million square feet in the aggregate.

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

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations, and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2017, which are included in the 2017 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

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

W. P. Carey 3/31/2018 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

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

At March 31, 2018 and December 31, 2017, we considered 29 and 28 entities to be VIEs, respectively, 22 and 21 of which, respectively, we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in the consolidated balance sheets (in thousands):

	March 31, 2018	December 31, 2017
Land, buildings and improvements	$945,949	$916,001
Net investments in direct financing leases	40,644	40,133
In-place lease and other intangible assets	286,512	268,863
Above-market rent intangible assets	104,219	103,081
Accumulated depreciation and amortization	(257,816)	(251,979)
Total assets	1,199,580	1,118,727

Non-recourse mortgages, net	$118,328	$128,230
Total liabilities	194,988	201,186

At both March 31, 2018 and December 31, 2017, our seven unconsolidated VIEs included our interests in six unconsolidated real estate investments, which we account for under the equity method of accounting, and one unconsolidated entity, which we accounted for at fair value as of March 31, 2018 and under the cost method of accounting as of December 31, 2017 (Note 7), and is included within our Investment Management segment. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities. As of March 31, 2018 and December 31, 2017, the net carrying amount of our investments in these entities was $153.4 million and $152.7 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

At March 31, 2018, we had an investment in a tenancy-in-common interest in various underlying international properties. Consolidation of this investment is not required as such interest does not qualify as a VIE and does not meet the control requirement for consolidation. Accordingly, we account for this investment using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment provides us with significant influence on the operating and financial decisions of this investment.

At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the jointly owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments, nor do we have any legal obligation to fund operating deficits. At March 31, 2018, none of our equity investments had carrying values below zero.

Accounting Policy Update

Distributions from Equity Method Investments — We classify distributions received from equity method investments using the cumulative earnings approach. Distributions received are considered returns on the investment and classified as cash inflows from operating activities unless the investor’s cumulative distributions received, less distributions received in prior periods determined to be returns of investment, exceed cumulative equity in earnings recognized by the investor. The excess is considered a return of investment and is classified as cash inflows from investing activities.

W. P. Carey 3/31/2018 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Equity in Earnings of Equity Method Investments in the Managed Programs — See Reportable Segments in Note 1.

Restricted Cash — In connection with our adoption of Accounting Standards Update, or ASU, 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, as described below, we revised our consolidated statements of cash flows to include restricted cash when reconciling the beginning-of-period and end-of-period cash amounts shown on the statement of cash flows. As a result, we retrospectively revised prior periods presented to conform to the current period presentation. Restricted cash primarily consists of security deposits and amounts required to be reserved pursuant to lender agreements for debt service, capital improvements, and real estate taxes. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$171,331	$162,312
Restricted cash (a)	44,052	47,364
Total cash and cash equivalents and restricted cash	$215,383	$209,676
__________

(a)	Restricted cash is included within Other assets, net on our consolidated balance sheets.

Recent Accounting Pronouncements

Pronouncements Adopted as of March 31, 2018

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, which constitute a majority of our revenues, but will primarily apply to revenues generated from our operating properties and our Investment Management business. We adopted this guidance for our interim and annual periods beginning January 1, 2018 using the modified retrospective transition method applied to any contracts not completed as of that date. There were no changes to the prior period presentations of revenue. Results of operations for reporting periods beginning January 1, 2018 are presented under Topic 606. The adoption of Topic 606 did not have a material impact on our consolidated financial statements.

Revenue is recognized when, or as, control of promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, we consider all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices.

Revenue from contracts under Accounting Standards Codification, or ASC, 606 in our Owned Real Estate segment primarily represents operating property revenues of $7.2 million and $7.0 million for the three months ended March 31, 2018 and 2017, respectively. Operating property revenues are primarily comprised of revenues from room rentals and from food and beverage services at our two hotel operating properties during those periods. We identified a single performance obligation for each distinct service. Performance obligations are typically satisfied at a point in time, at the time of sale, or at the rendering of the service. Fees are generally determined to be fixed. Payment is typically due immediately following the delivery of the service. Revenue from contracts under ASC 606 from our Investment Management segment is discussed in Note 3.

W. P. Carey 3/31/2018 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires all equity investments (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value, with changes in the fair value recognized through net income. We adopted this guidance for our interim and annual periods beginning January 1, 2018. The adoption of ASU 2016-01 did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 intends to reduce diversity in practice for certain cash flow classifications, including, but not limited to (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination, (iii) proceeds from the settlement of insurance claims, and (iv) distributions received from equity method investees. We retrospectively adopted this guidance for our interim and annual periods beginning January 1, 2018. As a result, we reclassified debt extinguishment costs from net cash provided by operating activities to net cash used in financing activities on the consolidated statement of cash flows for the three months ended March 31, 2017. The adoption of ASU 2016-15 did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 intends to reduce diversity in practice for the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We retrospectively adopted this guidance for our interim and annual periods beginning January 1, 2018. See Restricted Cash above for additional information.

In February 2017, the FASB issued ASU 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 clarifies the scope and application of ASC 610-20 on the sale or transfer of nonfinancial assets and in substance nonfinancial assets to non-customers, including partial sales. Nonfinancial assets within the scope of this Subtopic include the sale of land, buildings, and intangible assets. ASU 2017-05 further clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term “in substance nonfinancial asset,” in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. This amendment also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent company may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. We adopted this guidance for our interim and annual periods beginning January 1, 2018 and applied the modified retrospective transition method (applicable to any contracts not completed as of that date). The adoption of ASU 2017-05 did not have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when to account for a change to the terms and conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, vesting conditions, or classification of the award (as equity or liability) changes as a result of the change in terms or conditions. We adopted this guidance for our interim and annual periods beginning January 1, 2018. The adoption of ASU 2017-09 did not have a material impact on our consolidated financial statements.

W. P. Carey 3/31/2018 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Pronouncements to be Adopted after March 31, 2018

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces existing sale-leaseback guidance with a new model applicable to both lessees and lessors. Additionally, the new standard requires extensive quantitative and qualitative disclosures. Early application will be permitted for all entities. The new standard must be adopted using the modified retrospective transition method and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented. We will adopt this guidance for our interim and annual periods beginning January 1, 2019. The ASU is expected to impact our consolidated financial statements as we have certain operating office and land lease arrangements for which we are the lessee. We are evaluating the impact of the new standard and have not yet determined if it will have a material impact on our business or our consolidated financial statements.

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

Note 3. Agreements and Transactions with Related Parties

Advisory Agreements and Partnership Agreements with the Managed Programs

We have advisory agreements with each of the Managed Programs, pursuant to which we earn fees and are entitled to receive reimbursement for certain fund management expenses. The advisory agreements also entitled us to fees for serving as the dealer manager for the offerings of the Managed Programs. However, as previously noted, we ceased all active non-traded retail fundraising activities as of June 30, 2017 and facilitated the orderly processing of sales for CWI 2 and CESH I until their offerings closed on July 31, 2017, at which point we no longer received dealer manager fees. In addition, we resigned as CCIF’s advisor in August 2017 and our advisory agreement with CCIF was terminated effective as of September 11, 2017, at which point we no longer earned any fees from CCIF. We currently expect to continue to manage all existing Managed Programs through the end of their respective life cycles (Note 1). The advisory agreements with each of the Managed REITs have one-year terms that are currently scheduled to expire on December 31, 2018, and may be renewed for successive periods. The advisory agreement with CESH I, which commenced on June 3, 2016, will continue until terminated pursuant to its terms.

We have partnership agreements with each of the Managed REITs, pursuant to which we are entitled to receive certain cash distributions. We also have a partnership agreement with CESH I, pursuant to which we received limited partnership units of CESH I equal to 2.5% of its gross offering proceeds in lieu of reimbursement of certain organizational expenses prior to the closing of CESH I’s offering on July 31, 2017.

W. P. Carey 3/31/2018 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a summary of revenue earned and/or cash received from the Managed Programs for the periods indicated, included in the consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2018	2017
Asset management revenue (a)	$16,985	$17,367
Distributions of Available Cash	10,502	11,793
Reimbursable costs from affiliates (a)	5,304	25,700
Structuring revenue (a)	1,739	3,834
Interest income on deferred acquisition fees and loans to affiliates	553	585
Other advisory revenue (a)	190	91
Dealer manager fees (a)	—	3,325
	$35,273	$62,695

	Three Months Ended March 31,
	2018	2017
CPA:17 – Global	$15,784	$17,071
CPA:18 – Global	6,887	8,203
CWI 1	6,979	6,857
CWI 2	5,037	24,465
CCIF	—	4,941
CESH I	586	1,158
	$35,273	$62,695
__________

(a)	Amounts represent revenues from contracts under ASC 606.

The following table presents a summary of amounts included in Due from affiliates in the consolidated financial statements (in thousands):

	March 31, 2018	December 31, 2017
Short-term loans to affiliates, including accrued interest	$57,502	$84,031
Deferred acquisition fees receivable, including accrued interest	9,025	12,345
Accounts receivable	4,507	4,089
Reimbursable costs	3,860	4,315
Asset management fees receivable	480	356
Current acquisition fees receivable	166	83
Organization and offering costs	—	89
	$75,540	$105,308

Performance Obligations and Significant Judgments

The fees earned pursuant to our advisory agreements are considered variable consideration. For the agreements that include multiple performance obligations, including asset management and investment structuring services, revenue is allocated to each performance obligation based on estimates of the price that we would charge for each promised service if it were sold on a standalone basis.

Judgment is applied in assessing whether there should be a constraint on the amount of fees recognized, such as amounts in excess of certain threshold limits with respect to the contract price or any potential clawback provisions included in certain of our arrangements. We exclude fees subject to such constraints to the extent it is probable that a significant reversal of those amounts will occur.

W. P. Carey 3/31/2018 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Asset Management Revenue

Under the advisory agreements with the Managed Programs, we earn asset management revenue for managing their investment portfolios. The following table presents a summary of our asset management fee arrangements with the Managed Programs:

Managed Program	Rate	Payable	Description
CPA:17 – Global	0.5% – 1.75%	In shares of its common stock and/or cash, at the option of CPA:17 – Global; payable in shares of its common stock for 2018 and 2017	Rate depends on the type of investment and is based on the average market or average equity value, as applicable
CPA:18 – Global	0.5% – 1.5%	In shares of its Class A common stock and/or cash, at the option of CPA:18 – Global; payable in shares of its Class A common stock for 2018 and 2017	Rate depends on the type of investment and is based on the average market or average equity value, as applicable
CWI 1	0.5%	In shares of its common stock and/or cash, at our election; payable in shares of its common stock for 2018 and 2017	Rate is based on the average market value of the investment; we are required to pay 20% of the asset management revenue we receive to the subadvisor
CWI 2	0.55%	In shares of its Class A common stock and/or cash, at our election; payable in shares of its Class A common stock for 2018 and 2017	Rate is based on the average market value of the investment; we are required to pay 25% of the asset management revenue we receive to the subadvisor
CCIF	1.75% – 2.00%	In cash, prior to our resignation as the advisor to CCIF, effective September 11, 2017 (Note 1)	Based on the average of gross assets at fair value; we were required to pay 50% of the asset management revenue we received to the subadvisor
CESH I	1.0%	In cash	Based on gross assets at fair value

The performance obligation for asset management services is satisfied over time as services are rendered. The time-based output method is used to measure progress over time, as this is representative of the transfer of the services. We are compensated for our services on a monthly or quarterly basis. However, these services represent a series of distinct daily services under ASU 2014-09. Accordingly, we satisfy the performance obligation and resolve the variability associated with our fees on a daily basis. We apply the practical expedient and, as a result, do not disclose variable consideration attributable to wholly or partially unsatisfied performance obligations as of the end of the reporting period.

In providing asset management services, we are reimbursed for certain costs. Direct reimbursement of these costs does not represent a separate performance obligation. Payment for asset management services is typically due on the first business day following the month of the delivery of the service.

W. P. Carey 3/31/2018 10-Q – 15

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
			Based on the total aggregate cost of the investments or commitments made; total limited to 6% of the contract prices in aggregate
CWI REITs	1% – 2.5%	In cash upon completion; loan refinancing transactions up to 1% of the principal amount; 2.5% of the total investment cost of the properties acquired
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

The performance obligation for investment structuring services is satisfied at a point in time upon the closing of an investment acquisition, when there is an enforceable right to payment, and control (as well as the risks and rewards) has been transferred. Determining when control transfers requires management to make judgments that affect the timing of revenue recognized. Payment is due either on the day of acquisition (current portion) or deferred, as described above (Note 5). We do not believe the deferral of the fees represents a significant financing component.

W. P. Carey 3/31/2018 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Reimbursable Costs from Affiliates

During their respective offering periods, the Managed Programs reimbursed us for certain costs that we incurred on their behalf, which consisted primarily of broker-dealer selling commissions, dealer manager fees, organization and offering costs, marketing costs, and an annual distribution and shareholder servicing fee, as applicable. As a result of our exit from non-traded retail fundraising activities in June 2017, we ceased raising funds on behalf of the Managed Programs in the third quarter of 2017 and no longer incur these costs. The Managed Programs will continue to reimburse us for certain personnel and overhead costs that we incur on their behalf, a summary of which is presented in the table below:

Managed Program	Payable	Description
CPA:17 – Global and CPA:18 – Global	In cash
Personnel and overhead costs, excluding those related to our legal transactions group, our senior management, and our investments team, are charged to the CPA REITs based on the average of the trailing 12-month aggregate reported revenues of the Managed Programs and us, and are capped at 1.0% and 2.0% of each CPA REIT’s pro rata lease revenues for 2018 and 2017, respectively; for the legal transactions group, costs are charged according to a fee schedule

CWI 1 and CWI 2	In cash
Actual expenses incurred, excluding those related to our senior management; allocated between the CWI REITs based on the percentage of their total pro rata hotel revenues for the most recently completed quarter

CCIF and CCIF Feeder Funds	In cash	Actual expenses incurred, excluding those related to their investment management team and senior management team, prior to our resignation as the advisor to CCIF, effective September 11, 2017 (Note 1)
CESH I	In cash	Actual expenses incurred

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

W. P. Carey 3/31/2018 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth certain information regarding our loans to affiliates (dollars in thousands):

	Interest Rate at March 31, 2018	Maturity Date at March 31, 2018	Maximum Loan Amount Authorized at March 31, 2018	Principal Outstanding Balance at (a)
Managed Program				March 31, 2018	December 31, 2017
CWI 1 (b)	LIBOR + 1.00%	6/30/2018; 12/31/2018	$100,000	$41,637	$68,637
CESH I (b) (c)	LIBOR + 1.00%	5/3/2018; 5/9/2018	35,000	14,461	14,461
CPA:18 – Global	N/A	N/A	50,000	—	—
CWI 2	N/A	N/A	25,000	—	—
				$56,098	$83,098
__________

(a)	Amounts exclude accrued interest of $1.4 million and $0.9 million at March 31, 2018 and December 31, 2017, respectively.

(b)	LIBOR means London Interbank Offered Rate.

(c)	In April 2018, a loan of $10.1 million was extended by one year, to May 3, 2019, and a loan of $4.4 million was extended by one year, to May 9, 2019 (Note 16).

Other

At March 31, 2018, we owned interests ranging from 3% to 90% in jointly owned investments in real estate, including a jointly controlled tenancy-in-common interest in several properties, with the remaining interests generally held by affiliates. In addition, we owned stock of each of the Managed REITs and GCIF and limited partnership units of CESH I. We consolidate certain of these investments and account for the remainder under the equity method of accounting or at fair value (Note 7).

Note 4. Land, Buildings and Improvements and Assets Held for Sale

Land, Buildings and Improvements — Operating Leases

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	March 31, 2018	December 31, 2017
Land	$1,136,834	$1,125,539
Buildings and improvements	4,309,490	4,208,907
Real estate under construction	36,725	39,772
Less: Accumulated depreciation	(651,762)	(613,543)
	$4,831,287	$4,760,675

During the three months ended March 31, 2018, the U.S. dollar weakened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro increased by 2.7% to $1.2321 from $1.1993. As a result of this fluctuation in foreign exchange rates, the carrying value of our Land, buildings and improvements subject to operating leases increased by $41.9 million from December 31, 2017 to March 31, 2018.

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $37.2 million and $35.4 million for the three months ended March 31, 2018 and 2017, respectively. Accumulated depreciation of buildings and improvements subject to operating leases is included in Accumulated depreciation and amortization in the consolidated financial statements.

W. P. Carey 3/31/2018 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

Acquisitions of Real Estate

During the three months ended March 31, 2018, we entered into the following investments, which were deemed to be real estate asset acquisitions, at a total cost of $85.2 million, including land of $6.5 million, buildings of $65.1 million (including acquisition-related costs of $0.2 million in the aggregate, which were capitalized), and net lease intangibles of $13.6 million:

•	an investment of $6.1 million for a warehouse facility in Sellersburg, Indiana, on February 21, 2018; and

•	an investment of $79.1 million for one warehouse facility in Waukesha, Wisconsin, and two retail facilities in Appleton and Madison, Wisconsin, on March 15, 2018.

The acquired net lease intangibles are comprised of in-place lease intangible assets totaling $13.1 million, which have a weighted-average expected life of 24.4 years, and an above-market rent intangible asset of $0.5 million, which has an expected life of 14.3 years.

Real Estate Under Construction

During the three months ended March 31, 2018, we capitalized real estate under construction totaling $16.8 million. As of March 31, 2018, we had four construction projects in progress, and as of December 31, 2017, we had five construction projects in progress. Aggregate unfunded commitments totaled approximately $130.7 million and $147.9 million as of March 31, 2018 and December 31, 2017, respectively.

During the three months ended March 31, 2018, we completed an expansion project at an education facility in Houston, Texas, in January 2018 at a cost totaling $21.1 million, including capitalized interest, of which $18.3 million was capitalized during 2017.

Dispositions of Properties

During the three months ended March 31, 2018, we sold four properties classified as Land, buildings and improvements subject to operating leases. As a result, the carrying value of our Land, buildings and improvements subject to operating leases decreased by $19.4 million from December 31, 2017 to March 31, 2018.

Future Dispositions of Real Estate

As of March 31, 2018, one tenant exercised its option to repurchase the property it is leasing from us pursuant to the terms of its lease agreement for $8.0 million, but there can be no assurance that such repurchase will be completed. At March 31, 2018, this property had an aggregate asset carrying value of $6.3 million.

Land, Buildings and Improvements — Operating Properties

At March 31, 2018 and December 31, 2017, Land, buildings and improvements attributable to operating properties consisted of our investments in one hotel and two hotels, respectively. During the first quarter of 2018, we reclassified one hotel to Assets held for sale (Note 16). Below is a summary of our Land, buildings and improvements attributable to operating properties (in thousands):

	March 31, 2018	December 31, 2017
Land	$3,874	$6,041
Buildings and improvements	36,286	77,006
Less: Accumulated depreciation	(7,069)	(16,419)
	$33,091	$66,628

Depreciation expense on our buildings and improvements attributable to operating properties was $1.1 million for both the three months ended March 31, 2018 and 2017. Accumulated depreciation of buildings and improvements attributable to operating properties is included in Accumulated depreciation and amortization in the consolidated financial statements.

W. P. Carey 3/31/2018 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

Assets Held for Sale

Below is a summary of our properties held for sale (in thousands):

	March 31, 2018	December 31, 2017
Land, buildings and improvements, net	$33,182	$—
Assets held for sale	$33,182	$—

At March 31, 2018, we had one property classified as Assets held for sale with a carrying value of $33.2 million. This property was sold in April 2018 (Note 16).

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

Net Investments in Direct Financing Leases

Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $17.2 million and $16.2 million for the three months ended March 31, 2018 and 2017, respectively.

During the three months ended March 31, 2018, the U.S. dollar weakened against the euro, resulting in a $10.0 million increase in the carrying value of Net investments in direct financing leases from December 31, 2017 to March 31, 2018. During the three months ended March 31, 2018, we sold a property accounted for as a direct financing lease that had a net carrying value of $5.1 million.

Note Receivable

At March 31, 2018 and December 31, 2017, we had a note receivable with an outstanding balance of $9.9 million and $10.0 million, respectively, representing the expected future payments under a sales type lease, which was included in Other assets, net in the consolidated financial statements. Earnings from our note receivable are included in Lease termination income and other in the consolidated financial statements.

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

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. At both March 31, 2018 and December 31, 2017, none of the balances of our finance receivables were past due. There were no material modifications of finance receivables during the three months ended March 31, 2018.

We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. A credit quality of one through three indicates a range of investment grade to stable. A credit quality of four through five indicates a range of inclusion on the watch list to risk of default. The credit quality evaluation of our finance receivables is updated quarterly. We believe the credit quality of our deferred acquisition fees receivable falls under category one, as the CPA REITs are expected to have the available cash to make such payments.

W. P. Carey 3/31/2018 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

A summary of our finance receivables by internal credit quality rating, excluding our deferred acquisition fees receivable, is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
1 - 3	26	24	$649,741	$608,101
4	6	8	85,802	123,477
5	—	—	—	—
			$735,543	$731,578

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

Goodwill within our Owned Real Estate segment increased by $1.7 million during the three months ended March 31, 2018 due to foreign currency translation adjustments, from $580.4 million as of December 31, 2017 to $582.1 million as of March 31, 2018. Goodwill within our Investment Management segment was $63.6 million as of March 31, 2018, unchanged from December 31, 2017.

W. P. Carey 3/31/2018 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$18,661	$(8,563)	$10,098	$18,649	$(7,862)	$10,787
Trade name	3,975	(600)	3,375	3,975	(401)	3,574
	22,636	(9,163)	13,473	22,624	(8,263)	14,361
Lease Intangibles:
In-place lease	1,215,237	(448,778)	766,459	1,194,055	(421,686)	772,369
Above-market rent	639,057	(290,153)	348,904	640,480	(276,110)	364,370
Below-market ground lease	19,579	(2,048)	17,531	18,936	(1,855)	17,081
	1,873,873	(740,979)	1,132,894	1,853,471	(699,651)	1,153,820
Indefinite-Lived Goodwill and Intangible Assets
Goodwill	645,736	—	645,736	643,960	—	643,960
Below-market ground lease	1,012	—	1,012	985	—	985
	646,748	—	646,748	644,945	—	644,945
Total intangible assets	$2,543,257	$(750,142)	$1,793,115	$2,521,040	$(707,914)	$1,813,126

Finite-Lived Intangible Liabilities
Below-market rent	$(136,489)	$51,489	$(85,000)	$(135,704)	$48,657	$(87,047)
Above-market ground lease	(13,311)	3,221	(10,090)	(13,245)	3,046	(10,199)
	(149,800)	54,710	(95,090)	(148,949)	51,703	(97,246)
Indefinite-Lived Intangible Liabilities
Below-market purchase option	(16,711)	—	(16,711)	(16,711)	—	(16,711)
Total intangible liabilities	$(166,511)	$54,710	$(111,801)	$(165,660)	$51,703	$(113,957)

Net amortization of intangibles, including the effect of foreign currency translation, was $38.8 million and $37.7 million for the three months ended March 31, 2018 and 2017, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues; amortization of internal-use software development, trade name, and in-place lease intangibles is included in Depreciation and amortization; and amortization of above-market ground lease and below-market ground lease intangibles is included in Property expenses, excluding reimbursable tenant costs.

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

W. P. Carey 3/31/2018 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

The following table presents Equity in earnings of equity method investments in the Managed Programs and real estate, which represents our proportionate share of the income or losses of these investments, as well as certain adjustments related to amortization of basis differences related to purchase accounting adjustments (in thousands):

	Three Months Ended March 31,
	2018	2017
Distributions of Available Cash (Note 3)	$10,502	$11,793
Proportionate share of equity in earnings of equity investments in the Managed Programs	1,863	2,199
Amortization of basis differences on equity method investments in the Managed Programs	(398)	(290)
Total equity in earnings of equity method investments in the Managed Programs	11,967	13,702
Equity in earnings of equity method investments in real estate	3,903	2,944
Amortization of basis differences on equity method investments in real estate	(545)	(872)
Total equity in earnings of equity method investments in real estate	3,358	2,072
Equity in earnings of equity method investments in the Managed Programs and real estate	$15,325	$15,774

Managed Programs

We own interests in the Managed Programs and account for these interests under the equity method because, as their advisor, we do not exert control over, but we do have the ability to exercise significant influence on, the Managed Programs. Operating results of the Managed Programs are included in the Investment Management segment.

The following table sets forth certain information about our investments in the Managed Programs (dollars in thousands):

	% of Outstanding Interests Owned at		Carrying Amount of Investment at
Fund	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
CPA:17 – Global	4.377%	4.186%	$132,950	$125,676
CPA:17 – Global operating partnership	0.009%	0.009%	—	—
CPA:18 – Global	2.761%	2.540%	31,040	28,433
CPA:18 – Global operating partnership	0.034%	0.034%	209	209
CWI 1	2.340%	2.119%	30,175	26,810
CWI 1 operating partnership	0.015%	0.015%	186	186
CWI 2	2.033%	1.786%	18,961	16,495
CWI 2 operating partnership	0.015%	0.015%	300	300
CESH I (a)	2.430%	2.430%	3,730	3,299
			$217,551	$201,408
__________

(a)	Investment is accounted for at fair value.

CPA:17 – Global — The carrying value of our investment in CPA:17 – Global at March 31, 2018 includes asset management fees receivable, for which 248,746 shares of CPA:17 – Global common stock were issued during the second quarter of 2018. We received distributions from this investment during the three months ended March 31, 2018 and 2017 of $2.4 million and $1.9 million, respectively. We received distributions from our investment in the CPA:17 – Global operating partnership during the three months ended March 31, 2018 and 2017 of $6.2 million and $6.8 million, respectively (Note 3).

W. P. Carey 3/31/2018 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

CPA:18 – Global — The carrying value of our investment in CPA:18 – Global at March 31, 2018 includes asset management fees receivable, for which 114,835 shares of CPA:18 – Global Class A common stock were issued during the second quarter of 2018. We received distributions from this investment during the three months ended March 31, 2018 and 2017 of $0.6 million and $0.3 million, respectively. We received distributions from our investment in the CPA:18 – Global operating partnership during the three months ended March 31, 2018 and 2017 of $1.9 million and $1.7 million, respectively (Note 3).

CWI 1 — The carrying value of our investment in CWI 1 at March 31, 2018 includes asset management fees receivable, for which 114,027 shares of CWI 1 common stock were issued during the second quarter of 2018. We received distributions from this investment during the three months ended March 31, 2018 and 2017 of $0.4 million and $0.2 million, respectively. We received distributions from our investment in the CWI 1 operating partnership during the three months ended March 31, 2018 and 2017 of $1.0 million and $1.7 million, respectively (Note 3).

CWI 2 — The carrying value of our investment in CWI 2 at March 31, 2018 includes asset management fees receivable, for which 83,586 shares of CWI 2 Class A common stock were issued during the second quarter of 2018. We received distributions from this investment during the three months ended March 31, 2018 and 2017 of $0.2 million and $0.1 million, respectively. We received distributions from our investment in the CWI 2 operating partnership during the three months ended March 31, 2018 and 2017 of $1.5 million and $1.6 million, respectively (Note 3).

CESH I — Under the limited partnership agreement we have with CESH I, we paid all organization and offering costs on behalf of CESH I, and instead of being reimbursed by CESH I for actual costs incurred, we received limited partnership units of CESH I equal to 2.5% of its gross offering proceeds (Note 3). In connection with the end of active fundraising by Carey Financial on June 30, 2017, we facilitated the orderly processing of sales in the CESH I offering through July 31, 2017, which then closed its offering on that date (Note 3). We have elected to account for our investment in CESH I at fair value by selecting the equity method fair value option available under GAAP. We record our investment in CESH I on a one quarter lag; therefore, the balance of our equity method investment in CESH I recorded as of March 31, 2018 is based on the estimated fair value of our equity method investment in CESH I as of December 31, 2017. We did not receive distributions from this investment during the three months ended March 31, 2018 or 2017.

CCIF — In August 2017, we resigned as the advisor to CCIF, effective as of September 11, 2017 (Note 1). As such, we reclassified our investment in CCIF (known since October 23, 2017 as GCIF) from Equity investments in the Managed Programs and real estate to Other assets, net in our consolidated balance sheets and accounted for it under the cost method, since we no longer shared decision-making responsibilities with the third-party investment partner. Following our adoption of ASU 2016-01, effective January 1, 2018, (Note 2), we account for our investment in GCIF at fair value. Our investment in GCIF had a carrying value of $23.2 million and $23.3 million at March 31, 2018 and December 31, 2017, respectively, and is included in our Investment Management segment. We received distributions from our equity method investment in CCIF during the three months ended March 31, 2017 of $0.3 million. Following our resignation as the advisor to CCIF in the third quarter of 2017, distributions of earnings from GCIF are recorded within Other gains and (losses) in the consolidated financial statements.

At March 31, 2018 and December 31, 2017, the aggregate unamortized basis differences on our equity investments in the Managed Programs were $45.4 million and $42.5 million, respectively.

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

W. P. Carey 3/31/2018 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth our ownership interests in our equity investments in real estate, excluding the Managed Programs, and their respective carrying values (dollars in thousands):

			Carrying Value at
Lessee	Co-owner	Ownership Interest	March 31, 2018	December 31, 2017
The New York Times Company (a)	CPA:17 – Global	45%	$69,293	$69,401
Frontier Spinning Mills, Inc.	CPA:17 – Global	40%	24,167	24,153
Beach House JV, LLC (b)	Third Party	N/A	15,105	15,105
ALSO Actebis GmbH (c)	CPA:17 – Global	30%	12,161	12,009
Jumbo Logistiek Vastgoed B.V. (c) (d)	CPA:17 – Global	15%	10,405	10,661
Wagon Automotive GmbH (c)	CPA:17 – Global	33%	8,278	8,386
Wanbishi Archives Co. Ltd. (e)	CPA:17 – Global	3%	1,108	334
			$140,517	$140,049
__________

(a)
In January 2018, this tenant exercised its option to repurchase the property it is leasing from the jointly owned investment with our affiliate, CPA:17 – Global, for $250.0 million (our proportionate share would be $112.5 million). There can be no assurance that such repurchase will be completed.

(b)	This investment is in the form of a preferred equity interest.

(c)	The carrying value of this investment is affected by fluctuations in the exchange rate of the euro.

(d)
This investment represents a tenancy-in-common interest, whereby the property is encumbered by the debt for which we are jointly and severally liable. The co-obligor is CPA:17 – Global and the amount due under the arrangement was approximately $77.9 million at March 31, 2018. Of this amount, $11.7 million represents the amount we are liable for and is included within the carrying value of the investment at March 31, 2018.

(e)
The carrying value of this investment is affected by fluctuations in the exchange rate of the yen. In January 2018, we contributed $0.7 million to this jointly owned investment in connection with the repayment of the non-recourse mortgage loan encumbering the investment.

We received aggregate distributions of $4.4 million and $3.8 million from our other unconsolidated real estate investments for the three months ended March 31, 2018 and 2017, respectively.

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

Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument. For significant Level 3 items, we have also provided the unobservable inputs.

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

W. P. Carey 3/31/2018 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

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

Equity Investment in GCIF — We account for our investment in GCIF at fair value (Note 7).

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the three months ended March 31, 2018 or 2017. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements, except for gains and losses recognized on our equity investment in CESH I, which are reported within Other comprehensive income.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		March 31, 2018		December 31, 2017
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Unsecured Senior Notes, net (a) (b) (c)	2	$3,115,839	$3,206,267	$2,474,661	$2,588,032
Non-recourse mortgages, net (a) (b) (d)	3	1,005,868	1,008,869	1,185,477	1,196,399
Note receivable (d)	3	9,867	9,532	9,971	9,639
__________

(a)
The carrying value of Unsecured Senior Notes, net (Note 10) includes unamortized deferred financing costs of $18.5 million and $14.7 million at March 31, 2018 and December 31, 2017, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of $1.1 million and $1.0 million at March 31, 2018 and December 31, 2017, respectively.

(b)
The carrying value of Unsecured Senior Notes, net includes unamortized discount of $13.8 million and $9.9 million at March 31, 2018 and December 31, 2017, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $2.0 million and $1.7 million at March 31, 2018 and December 31, 2017, respectively.

(c)	We determined the estimated fair value of the Unsecured Senior Notes using observed market prices in an open market with limited trading volume.

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

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both March 31, 2018 and December 31, 2017.

W. P. Carey 3/31/2018 10-Q – 26

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

During the three months ended March 31, 2018, we recognized impairment charges totaling $4.8 million on two properties in order to reduce the carrying values of the properties to their estimated fair values. We recognized an impairment charge of $3.8 million on one property due to a tenant bankruptcy and likely vacancy. The fair value measurement for the property, which was $3.9 million, was determined by estimating discounted cash flows using market rent assumptions. We recognized an impairment charge of $1.0 million on the other property due to a lease expiration and resulting vacancy. The fair value measurement for the property, which was $3.9 million, approximated its estimated selling price.

We did not recognize any impairment charges during the three months ended March 31, 2017.

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

W. P. Carey 3/31/2018 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)

settlement of the derivative is reported in Other comprehensive income as part of the cumulative foreign currency translation adjustment. The ineffective portion of the change in fair value of any derivative is immediately recognized in earnings.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both March 31, 2018 and December 31, 2017, no cash collateral had been posted nor received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Foreign currency forward contracts	Other assets, net	$10,073	$12,737	$—	$—
Foreign currency collars	Other assets, net	3,196	4,931	—	—
Interest rate swaps	Other assets, net	1,111	523	—	—
Interest rate cap	Other assets, net	12	20	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(11,263)	(6,805)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(541)	(1,108)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	3,953	3,685	—	—
Interest rate swap (a)	Other assets, net	23	19	—	—
Total derivatives		$18,368	$21,915	$(11,804)	$(7,913)
__________

(a)	This interest rate swap does not qualify for hedge accounting; however, it does protect against fluctuations in interest rates related to the underlying variable-rate debt.

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Effective Portion) (a)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2018	2017
Foreign currency collars	$(6,149)	$(2,458)
Foreign currency forward contracts	(3,164)	(3,636)
Interest rate swaps	1,006	549
Interest rate cap	(7)	6
Derivatives in Net Investment Hedging Relationships (b)
Foreign currency forward contracts	403	(3,981)
Total	$(7,911)	$(9,520)

W. P. Carey 3/31/2018 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2018	2017
Foreign currency forward contracts	Other gains and (losses)	$1,182	$2,190
Foreign currency collars	Other gains and (losses)	407	1,255
Interest rate swaps and cap	Interest expense	(211)	(398)
Total		$1,378	$3,047
__________

(a)	Excludes net losses of $0.1 million recognized on unconsolidated jointly owned investments for both the three months ended March 31, 2018 and 2017.

(b)	The effective portion of the changes in fair value of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive income.

Amounts reported in Other comprehensive income related to interest rate swaps will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive income related to foreign currency derivative contracts will be reclassified to Other gains and (losses) when the hedged foreign currency contracts are settled. As of March 31, 2018, we estimate that an additional $0.1 million and $4.7 million will be reclassified as interest expense and other gains, respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2018	2017
Stock warrants	Other gains and (losses)	$268	$(402)
Foreign currency collars	Other gains and (losses)	(237)	(86)
Foreign currency forward contracts	Other gains and (losses)	(125)	—
Interest rate swaps	Other gains and (losses)	5	9
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps (a)	Interest expense	150	161
Foreign currency collars	Other gains and (losses)	(46)	—
Foreign currency forward contracts	Other gains and (losses)	—	2
Total		$15	$(316)
__________

(a)	Relates to the ineffective portion of the hedging relationship.

See below for information on our purposes for entering into derivative instruments.

Interest Rate Swaps and Caps

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we historically attempted to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners obtained, and may in the future obtain, variable-rate, non-recourse mortgage loans and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of a loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. Interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.

W. P. Carey 3/31/2018 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)

The interest rate swaps and cap that our consolidated subsidiaries had outstanding at March 31, 2018 are summarized as follows (currency in thousands):

	Number of Instruments	Notional Amount		Fair Value at March 31, 2018 (a)
Interest Rate Derivatives
Designated as Cash Flow Hedging Instruments
Interest rate swaps	10	93,613	USD	$570
Interest rate cap	1	30,284	EUR	12
Not Designated as Cash Flow Hedging Instruments
Interest rate swap (b)	1	2,818	USD	23
				$605
__________

(a)	Fair value amounts are based on the exchange rate of the euro at March 31, 2018, as applicable.

(b)	This interest rate swap does not qualify for hedge accounting; however, it does protect against fluctuations in interest rates related to the underlying variable-rate debt.

Foreign Currency Forward Contracts and Collars

We are exposed to foreign currency exchange rate movements, primarily in the euro and, to a lesser extent, the British pound sterling, the Australian dollar, and certain other currencies. We manage foreign currency exchange rate movements by generally placing our debt service obligation on an investment in the same currency as the tenant’s rental obligation to us. This reduces our overall exposure to the net cash flow from that investment. However, we are subject to foreign currency exchange rate movements to the extent that there is a difference in the timing and amount of the rental obligation and the debt service. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other gains and (losses) in the consolidated financial statements.

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

The following table presents the foreign currency derivative contracts we had outstanding at March 31, 2018, which were designated as cash flow hedges (currency in thousands):

	Number of Instruments	Notional Amount		Fair Value at March 31, 2018
Foreign Currency Derivatives
Designated as Cash Flow Hedging Instruments
Foreign currency collars	32	107,150	EUR	$(9,576)
Foreign currency forward contracts	19	62,354	EUR	7,245
Foreign currency collars	32	43,250	GBP	1,509
Foreign currency forward contracts	7	9,051	AUD	385
Foreign currency forward contracts	3	1,600	GBP	268
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	3	74,463	AUD	2,175
				$2,006

W. P. Carey 3/31/2018 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of March 31, 2018. At March 31, 2018, our total credit exposure and the maximum exposure to any single counterparty was $10.5 million and $8.5 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At March 31, 2018, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $11.9 million and $8.1 million at March 31, 2018 and December 31, 2017, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at March 31, 2018 or December 31, 2017, we could have been required to settle our obligations under these agreements at their aggregate termination value of $12.4 million and $8.4 million, respectively.

Net Investment Hedges

We have had three issuances of euro-denominated senior notes, each with a principal amount of €500.0 million, which we refer to as the 2.0% Senior Notes, 2.25% Senior Notes, and 2.125% Senior Notes (Note 10). The 2.0% Senior Notes, 2.25% Senior Notes, and a portion of the 2.125% Senior Notes are designated as, and are effective as, economic hedges of our net investments in foreign entities. Variability in the exchange rates of the foreign currencies with respect to the U.S. dollar impacts our financial results as the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of changes in the foreign currencies to U.S. dollar exchange rates being recorded in Other comprehensive income as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our borrowings in euro under our 2.0% Senior Notes, 2.25% Senior Notes, and a portion of our 2.125% Senior Notes related to changes in the spot rates will be reported in the same manner as a translation adjustment, which is recorded in Other comprehensive income as part of the cumulative foreign currency translation adjustment.

At March 31, 2018, we also had foreign currency forward contracts that were designated as net investment hedges, as discussed in “Derivative Financial Instruments” above.

Note 10. Debt

Senior Unsecured Credit Facility

On February 22, 2017, we entered into the Third Amended and Restated Credit Facility, or the Credit Agreement, which provided for a $1.5 billion unsecured revolving credit facility, or our Unsecured Revolving Credit Facility, a €236.3 million term loan, or our Term Loan, and a $100.0 million delayed draw term loan, or our Delayed Draw Term Loan, which we refer to collectively as the Senior Unsecured Credit Facility. The Delayed Draw Term Loan allows for borrowings in U.S. dollars, euros, or British pounds sterling. We refer to our Term Loan and Delayed Draw Term Loan collectively as the Unsecured Term Loans.

As of December 31, 2017, we had drawn down our Unsecured Term Loans in full. On March 7, 2018, we repaid and terminated our Unsecured Term Loans in full for €325.0 million (equivalent to $403.6 million), using proceeds from the issuance of the 2.125% Senior Notes, as described below. In connection with the repayments, we recognized a non-cash loss on extinguishment of debt of $1.4 million, which was included in Other gains and (losses) in the consolidated financial statements.

The maturity date of the Unsecured Revolving Credit Facility is February 22, 2021. We have two options to extend the maturity date of the Unsecured Revolving Credit Facility by six months, subject to the conditions provided in the Credit Agreement. The Unsecured Revolving Credit Facility is being used for working capital needs, for acquisitions, and for other general corporate purposes.

The Credit Agreement also permits (i) a sub-limit for up to $1.0 billion under the Unsecured Revolving Credit Facility to be borrowed in certain currencies other than U.S. dollars, (ii) a sub-limit for swing line loans of up to $75.0 million under the Unsecured Revolving Credit Facility, and (iii) a sub-limit for the issuance of letters of credit under the Unsecured Revolving Credit Facility in an aggregate amount not to exceed $50.0 million. The aggregate principal amount (of revolving and term loans) available under the Credit Agreement may be increased up to an amount not to exceed the U.S. dollar equivalent of $2.35 billion, subject to the conditions to increase provided in the Credit Agreement.

W. P. Carey 3/31/2018 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2018, our Unsecured Revolving Credit Facility had unused capacity of $1.2 billion. We incur a facility fee of 0.20% of the total commitment on our Unsecured Revolving Credit Facility.

The following table presents a summary of our Senior Unsecured Credit Facility (dollars in thousands):

	Interest Rate at March 31, 2018 (a)	Maturity Date at March 31, 2018	Principal Outstanding Balance at
Senior Unsecured Credit Facility			March 31, 2018	December 31, 2017
Unsecured Revolving Credit Facility:
Unsecured Revolving Credit Facility — borrowing in U.S. dollars	LIBOR + 1.00%	2/22/2021	$245,000	$105,000
Unsecured Revolving Credit Facility — borrowing in euros (b)	EURIBOR + 1.00%	2/22/2021	22,424	111,775
			267,424	216,775
Unsecured Term Loans (c):
Term Loan — borrowing in euros (d)	N/A	N/A	—	283,425
Delayed Draw Term Loan — borrowing in euros	N/A	N/A	—	106,348
			—	389,773
			$267,424	$606,548
__________

(a)	The applicable interest rate at March 31, 2018 was based on the credit rating for our Unsecured Senior Notes of BBB/Baa2.

(b)	EURIBOR means Euro Interbank Offered Rate.

(c)	On March 7, 2018, we repaid and terminated our Unsecured Term Loans in full, as described above.

(d)	Balance excludes unamortized discount of $1.2 million and unamortized deferred financing costs of $0.2 million at December 31, 2017.

Unsecured Senior Notes

As set forth in the table below, we have unsecured senior notes outstanding with an aggregate principal balance outstanding of $3.1 billion at March 31, 2018. We refer to these notes collectively as the Unsecured Senior Notes. On March 6, 2018, we completed a public offering of €500.0 million of 2.125% Senior Notes, at a price of 99.324% of par value, issued by our wholly owned subsidiary, WPC Eurobond B.V., which are guaranteed by us. These 2.125% Senior Notes have a nine-year term and are scheduled to mature on April 15, 2027.

Interest on the Unsecured Senior Notes is payable annually in arrears for our euro-denominated notes and semi-annually for U.S. dollar-denominated notes. The Unsecured Senior Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 30 to 35 basis points. The following table presents a summary of our Unsecured Senior Notes outstanding at March 31, 2018 (currency in millions):

				Original Issue Discount	Effective Interest Rate			Principal Outstanding Balance at
Unsecured Senior Notes, net (a)	Issue Date	Principal Amount	Price of Par Value			Coupon Rate	Maturity Date	March 31, 2018	December 31, 2017
2.0% Senior Notes	1/21/2015	€500.0	99.220%	$4.6	2.107%	2.0%	1/20/2023	$616.1	$599.7
4.6% Senior Notes	3/14/2014	$500.0	99.639%	$1.8	4.645%	4.6%	4/1/2024	500.0	500.0
2.25% Senior Notes	1/19/2017	€500.0	99.448%	$2.9	2.332%	2.25%	7/19/2024	616.1	599.7
4.0% Senior Notes	1/26/2015	$450.0	99.372%	$2.8	4.077%	4.0%	2/1/2025	450.0	450.0
4.25% Senior Notes	9/12/2016	$350.0	99.682%	$1.1	4.290%	4.25%	10/1/2026	350.0	350.0
2.125% Senior Notes	3/6/2018	€500.0	99.324%	$4.2	2.208%	2.125%	4/15/2027	616.1	—
								$3,148.3	$2,499.4
__________

(a)
Aggregate balance excludes unamortized deferred financing costs totaling $18.5 million and $14.7 million, and unamortized discount totaling $13.8 million and $9.9 million, at March 31, 2018 and December 31, 2017, respectively.

W. P. Carey 3/31/2018 10-Q – 32

Notes to Consolidated Financial Statements (Unaudited)

Proceeds from the issuances of each of these notes were used primarily to partially pay down the amounts then outstanding under the senior unsecured credit facility that we had in place at that time and/or to repay certain non-recourse mortgage loans. In connection with the offering of the 2.125% Senior Notes in March 2018, we incurred financing costs totaling $4.3 million during the three months ended March 31, 2018, which are included in Unsecured Senior Notes, net in the consolidated financial statements and are being amortized to Interest expense over the term of the 2.125% Senior Notes.

Covenants

The Credit Agreement and each of the Unsecured Senior Notes include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. The Credit Agreement also contains various customary affirmative and negative covenants applicable to us and our subsidiaries, subject to materiality and other qualifications, baskets, and exceptions as outlined in the Credit Agreement. We were in compliance with all of these covenants at March 31, 2018.

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

Obligations under the Unsecured Revolving Credit Facility may be declared immediately due and payable upon the occurrence of certain events of default as defined in the Credit Agreement, including failure to pay any principal when due and payable, failure to pay interest within five business days after becoming due, failure to comply with any covenant, representation or condition of any loan document, any change of control, cross-defaults, and certain other events as set forth in the Credit Agreement, with grace periods in some cases.

Non-Recourse Mortgages

At March 31, 2018, our non-recourse mortgage notes payable bore interest at fixed annual rates ranging from 2.0% to 7.8% and variable contractual annual rates ranging from 2.7% to 6.9%, with maturity dates ranging from July 2018 to June 2027.

Repayments During the Three Months Ended March 31, 2018

During the three months ended March 31, 2018, we prepaid non-recourse mortgage loans totaling $164.9 million, including $12.5 million encumbering properties that were disposed of during the three months ended March 31, 2018 (Note 14). Amounts are based on the exchange rate of the related foreign currency as of the date of repayment, as applicable. In addition, during the three months ended March 31, 2018, we repaid a loan at maturity with a principal balance of approximately $9.5 million. The weighted-average interest rate for these mortgage loans on their respective dates of repayment was 2.5%.

Repayments During the Three Months Ended March 31, 2017

In January 2017, we repaid two international non-recourse mortgage loans at maturity with an aggregate principal balance of approximately $243.8 million encumbering a German investment (comprised of certain properties leased to Hellweg Die Profi-Baumärkte GmbH & Co. KG), which is jointly owned with our affiliate, CPA:17 – Global. In connection with this repayment, CPA:17 – Global contributed $80.5 million, which was accounted for as a contribution from a noncontrolling interest. Amounts are based on the exchange rate of the euro as of the date of repayment. The weighted-average interest rate for these mortgage loans on the date of repayment was 5.4%.

During the three months ended March 31, 2017, we prepaid non-recourse mortgage loans totaling $42.4 million, including a mortgage loan of $18.5 million encumbering a property that was sold in January 2017. Amounts are based on the exchange rate of the related foreign currency as of the date of repayment, as applicable. The weighted-average interest rate for these mortgage loans on their respective dates of prepayment was 4.6%.

Foreign Currency Exchange Rate Impact

During the three months ended March 31, 2018, the U.S. dollar weakened against the euro, resulting in an aggregate increase of $53.5 million in the aggregate carrying values of our Non-recourse mortgages, net, Senior Unsecured Credit Facility, and Unsecured Senior Notes, net from December 31, 2017 to March 31, 2018.

W. P. Carey 3/31/2018 10-Q – 33

Notes to Consolidated Financial Statements (Unaudited)

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2018, each of the next four calendar years following December 31, 2018, and thereafter through 2027 are as follows (in thousands):

Years Ending December 31,	Total (a)
2018 (remainder)	$67,064
2019	94,959
2020	223,946
2021	428,955
2022	241,232
Thereafter through 2027	3,368,314
Total principal payments	4,424,470
Unamortized deferred financing costs	(19,553)
Unamortized discount, net (b)	(15,786)
Total	$4,389,131
__________

(a)	Certain amounts are based on the applicable foreign currency exchange rate at March 31, 2018.

(b)
Represents the unamortized discount on the Unsecured Senior Notes of $13.8 million in aggregate and unamortized discount of $2.0 million in aggregate primarily resulting from the assumption of property-level debt in connection with both the CPA:15 Merger and the CPA:16 Merger (Note 1).

Note 11. Commitments and Contingencies

At March 31, 2018, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 12. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain several stock-based compensation plans, which are more fully described in the 2017 Annual Report. There have been no significant changes to the terms and conditions of any of our stock-based compensation plans or arrangements during the three months ended March 31, 2018. During the three months ended March 31, 2018 and 2017, we recorded stock-based compensation expense of $8.2 million and $6.9 million, respectively. Approximately $4.2 million of the stock-based compensation expense recorded during the three months ended March 31, 2018 was attributable to the modification of restricted share units, or RSUs, and performance share units, or PSUs, in connection with the retirement of our former chief executive officer.

W. P. Carey 3/31/2018 10-Q – 34

Notes to Consolidated Financial Statements (Unaudited)

Restricted and Conditional Awards

Nonvested restricted share awards, or RSAs, RSUs, and PSUs at March 31, 2018 and changes during the three months ended March 31, 2018 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2018	324,339	$61.43	281,299	$74.57
Granted (a)	123,485	64.38	75,864	75.81
Vested (b)	(167,813)	61.89	(66,632)	76.96
Forfeited	(324)	61.62	—	—
Adjustment (c)	—	—	38,794	76.01
Nonvested at March 31, 2018 (d)	279,687	$62.46	329,325	$78.56
__________

(a)
The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing (i) a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period and (ii) future financial performance projections. To estimate the fair value of PSUs granted during the three months ended March 31, 2018, we used a risk-free interest rate of 2.2%, an expected volatility rate of 17.2%, and assumed a dividend yield of zero.

(b)
The grant date fair value of shares vested during the three months ended March 31, 2018 was $15.5 million. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At March 31, 2018 and December 31, 2017, we had an obligation to issue 874,542 and 1,140,632 shares, respectively, of our common stock underlying such deferred awards, which is recorded within Total stockholders’ equity as a Deferred compensation obligation of $36.1 million and $46.7 million, respectively.

(c)
Vesting and payment of the PSUs is conditioned upon certain company and/or market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. As a result, we recorded adjustments at March 31, 2018 to reflect the number of shares expected to be issued when the PSUs vest.

(d)	At March 31, 2018, total unrecognized compensation expense related to these awards was approximately $27.9 million, with an aggregate weighted-average remaining term of 2.2 years.

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

	Three Months Ended March 31,
	2018	2017
Net income attributable to W. P. Carey	$65,274	$57,484
Net income attributable to nonvested participating RSUs and RSAs	(85)	(202)
Net income — basic and diluted	$65,189	$57,282

Weighted-average shares outstanding — basic	108,057,940	107,562,484
Effect of dilutive securities	153,996	201,795
Weighted-average shares outstanding — diluted	108,211,936	107,764,279

W. P. Carey 3/31/2018 10-Q – 35

Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2018 and 2017, there were no potentially dilutive securities excluded from the computation of diluted earnings per share.

At-The-Market Equity Offering Program

On March 1, 2017, we filed a prospectus supplement with the SEC pursuant to which we may offer and sell shares of our common stock from time to time, up to an aggregate gross sales price of $400.0 million, through a continuous “at-the-market,” or ATM, offering program with a consortium of banks acting as sales agents. On that date, we also terminated a prior ATM program that was established on June 3, 2015, under which we could also offer and sell shares of our common stock, up to an aggregate gross sales price of $400.0 million. During both the three months ended March 31, 2018 and 2017, we did not issue any shares of our common stock under either our current or prior ATM program. As of March 31, 2018, $376.6 million remained available for issuance under our current ATM program.

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

The carrying value of our redeemable noncontrolling interest was $1.0 million as of March 31, 2018, unchanged from December 31, 2017.

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended March 31, 2018
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$9,172	$(245,022)	$(161)	$(236,011)
Other comprehensive income before reclassifications	(7,014)	18,516	428	11,930
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	211	—	—	211
Other gains and (losses)	(1,589)	—	—	(1,589)
Total	(1,378)	—	—	(1,378)
Net current period other comprehensive income	(8,392)	18,516	428	10,552
Net current period other comprehensive gain attributable to noncontrolling interests	3	(3,782)	—	(3,779)
Ending balance	$783	$(230,288)	$267	$(229,238)

W. P. Carey 3/31/2018 10-Q – 36

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2017
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$46,935	$(301,330)	$(90)	$(254,485)
Other comprehensive income before reclassifications	(2,626)	14,750	(253)	11,871
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	398	—	—	398
Other gains and (losses)	(3,445)	—	—	(3,445)
Total	(3,047)	—	—	(3,047)
Net current period other comprehensive income	(5,673)	14,750	(253)	8,824
Net current period other comprehensive gain attributable to noncontrolling interests	(3)	(570)	—	(573)
Ending balance	$41,259	$(287,150)	$(343)	$(246,234)

Distributions Declared

During the first quarter of 2018, our Board declared a quarterly distribution of $1.015 per share, which was paid on April 16, 2018 to stockholders of record on March 29, 2018.

Note 13. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually and intend to do so for the tax year ending December 31, 2018. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three months ended March 31, 2018 and 2017.

Certain of our subsidiaries have elected TRS status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. We also own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. The accompanying consolidated financial statements include an interim tax provision for our TRSs and foreign subsidiaries, as necessary, for the three months ended March 31, 2018 and 2017. Current income tax expense was $6.2 million and $4.2 million for the three months ended March 31, 2018 and 2017, respectively.

Our TRSs and foreign subsidiaries are subject to U.S. federal, state, and foreign income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether the tax benefit of a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. The majority of our deferred tax assets relate to the timing difference between the financial reporting basis and tax basis for stock-based compensation expense. The majority of our deferred tax liabilities relate to differences between the tax basis and financial reporting basis of the assets acquired in acquisitions in which the tax basis of such assets was not stepped up to fair value for income tax purposes. Benefit from income taxes included deferred income tax benefits of $12.2 million and $5.6 million for the three months ended March 31, 2018 and 2017, respectively. Benefit from income taxes for the three months ended March 31, 2018 included a deferred tax benefit of approximately $6.2 million as a result of the release of a deferred tax liability that was no longer required due to a change in tax classification relating to a property holding company.

W. P. Carey 3/31/2018 10-Q – 37

Notes to Consolidated Financial Statements (Unaudited)

Note 14. Property Dispositions

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

2018 — During the three months ended March 31, 2018, we sold five properties for total proceeds of $35.7 million, net of selling costs, and recognized a net gain on these sales totaling $6.7 million.

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

W. P. Carey 3/31/2018 10-Q – 38

Notes to Consolidated Financial Statements (Unaudited)

Note 15. Segment Reporting

We evaluate our results from operations through our two major business segments: Owned Real Estate and Investment Management. As a result of our decision to exit non-traded retail fundraising activities as of June 30, 2017 (Note 1), we have revised how we view and present a component of our two reportable segments. As such, beginning with the second quarter of 2017, we include equity in earnings of equity method investments in the Managed Programs in our Investment Management segment. Earnings from our investment in GCIF continue to be included in our Investment Management segment. Results of operations by segment for prior periods have been reclassified to conform to the current period presentation. The following tables present a summary of comparative results and assets for these business segments (in thousands):

Owned Real Estate

	Three Months Ended March 31,
	2018	2017
Revenues
Lease revenues	$163,213	$155,781
Operating property revenues (a)	7,218	6,980
Reimbursable tenant costs	6,219	5,221
Lease termination income and other	942	760
	177,592	168,742

Operating Expenses
Depreciation and amortization	64,920	61,522
General and administrative	12,065	8,274
Property expenses, excluding reimbursable tenant costs	9,899	10,110
Reimbursable tenant costs	6,219	5,221
Impairment charges	4,790	—
Stock-based compensation expense	4,306	1,954
Other expenses	(37)	73
	102,162	87,154
Other Income and Expenses
Interest expense	(38,074)	(41,957)
Equity in earnings of equity method investments in real estate	3,358	2,072
Other gains and (losses)	(2,887)	40
	(37,603)	(39,845)
Income before income taxes and gain on sale of real estate	37,827	41,743
Benefit from (provision for) income taxes	3,533	(1,454)
Income before gain on sale of real estate	41,360	40,289
Gain on sale of real estate, net of tax	6,732	10
Net Income from Owned Real Estate	48,092	40,299
Net income attributable to noncontrolling interests	(2,792)	(2,341)
Net Income from Owned Real Estate Attributable to W. P. Carey	$45,300	$37,958
__________

(a)
Operating property revenues for the three months ended March 31, 2018 and 2017 are comprised of (i) $3.9 million and $3.8 million, respectively, generated from a hotel in Memphis, Tennessee, and (ii) $3.3 million and $3.2 million, respectively, generated from a hotel in Bloomington, Minnesota. The hotel in Memphis, Tennessee, was sold in April 2018 (Note 16).

W. P. Carey 3/31/2018 10-Q – 39

Notes to Consolidated Financial Statements (Unaudited)

Investment Management

	Three Months Ended March 31,
	2018	2017
Revenues
Asset management revenue	$16,985	$17,367
Reimbursable costs from affiliates	5,304	25,700
Structuring revenue	1,739	3,834
Other advisory revenue	190	91
Dealer manager fees	—	3,325
	24,218	50,317
Operating Expenses
General and administrative	6,518	10,150
Reimbursable costs from affiliates	5,304	25,700
Stock-based compensation expense	3,913	4,956
Subadvisor fees	2,032	2,720
Depreciation and amortization	1,037	908
Dealer manager fees and expenses	—	3,294
	18,804	47,728
Other Income and Expenses
Equity in earnings of equity method investments in the Managed Programs	11,967	13,702
Other gains and (losses)	124	476
	12,091	14,178
Income before income taxes	17,505	16,767
Benefit from income taxes	2,469	2,759
Net Income from Investment Management Attributable to W. P. Carey	$19,974	$19,526

Total Company

	Three Months Ended March 31,
	2018	2017
Revenues	$201,810	$219,059
Operating expenses	120,966	134,882
Other gains and (losses)	(25,512)	(25,667)
Gain on sale of real estate, net of tax	6,732	10
Benefit from income taxes	6,002	1,305
Net income attributable to noncontrolling interests	(2,792)	(2,341)
Net income attributable to W. P. Carey	$65,274	$57,484

	Total Assets at
	March 31, 2018	December 31, 2017
Owned Real Estate	$7,910,688	$7,885,751
Investment Management	377,183	345,651
Total Company	$8,287,871	$8,231,402

W. P. Carey 3/31/2018 10-Q – 40

Notes to Consolidated Financial Statements (Unaudited)

Note 16. Subsequent Events

Disposition

On April 19, 2018, we sold one of our two hotel operating properties for gross proceeds of $39.0 million. This property was classified as held for sale at March 31, 2018 (Note 4).

Extensions of Loans to Affiliates

In April 2018, the maturity dates of the two outstanding loans with CESH I were extended by one year, to May 2019 (Note 3).

W. P. Carey 3/31/2018 10-Q – 41

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. This item also provides our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. The discussion also breaks down the financial results of our business by segment to provide a better understanding of how these segments and their results affect our financial condition and results of operations. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2017 Annual Report and subsequent reports filed under the Securities Exchange Act of 1934.

Business Overview

As described in more detail in Item 1 of the 2017 Annual Report, we invest primarily in operationally-critical, single-tenant commercial real estate properties located in North America and Northern and Western Europe and, as of March 31, 2018, manage an investment portfolio of 1,376 properties, including 886 net-leased properties and two operating properties within our owned real estate portfolio. Our business operates in two segments: Owned Real Estate and Investment Management.

On June 15, 2017, our Board approved a plan to exit non-traded retail fundraising activities carried out by our wholly-owned broker-dealer subsidiary, Carey Financial, effective as of June 30, 2017. We currently expect to continue to manage all existing Managed Programs through the end of their respective natural life cycles (Note 1).

Significant Development

Board of Directors Change

On March 15, 2018, we announced that Robert J. Flanagan, age 61, was appointed to our Board.

Financial Highlights

During the three months ended March 31, 2018, we completed the following, as further described in the consolidated financial statements.

Owned Real Estate

Investments

•	We acquired two investments totaling $85.2 million (Note 4).

•	We completed one construction project at a cost totaling $21.1 million, including capitalized interest. Construction projects include build-to-suit and expansion projects (Note 4).

Dispositions

•	As part of our active capital recycling program, we sold five properties for total proceeds of $35.7 million, net of selling costs (Note 14).

Financing and Capital Markets Transactions

•
On March 6, 2018, we completed a public offering of €500.0 million of 2.125% Senior Notes, at a price of 99.324% of par value, issued by our wholly owned subsidiary, WPC Eurobond B.V., which are guaranteed by us. These 2.125% Senior Notes have a nine-year term and are scheduled to mature on April 15, 2027 (Note 10).

•
On March 7, 2018, we repaid and terminated our Unsecured Term Loans in full for €325.0 million (equivalent to $403.6 million), using proceeds from the issuance of the 2.125% Senior Notes. The aggregate principal amount (of revolving and term loans) available under the Credit Agreement may be increased up to an amount not to exceed the U.S. dollar equivalent of $2.35 billion (Note 10).

•
We reduced our mortgage debt outstanding by prepaying or repaying at maturity a total of $174.4 million of non-recourse mortgage loans (Note 10). As a result of paying off certain non-recourse mortgage loans since March 31, 2017, the weighted-average interest rate of our debt decreased from 3.8% during the three months ended March 31, 2017 to 3.4% during the three months ended March 31, 2018 (Note 10).

W. P. Carey 3/31/2018 10-Q – 42

Composition

•
As of March 31, 2018, our Owned Real Estate portfolio consisted of 886 net-lease properties, comprising 85.4 million square feet leased to 208 tenants, and two hotels, which are classified as operating properties. We sold one of the hotels in April 2018 (Note 16). As of that date, the weighted-average lease term of our net-lease portfolio was 9.7 years and the occupancy rate was 99.7%.

Investment Management

As of March 31, 2018, we managed CPA:17 – Global, CPA:18 – Global, CWI 1, CWI 2, and CESH I, at which date these Managed Programs had total assets under management of approximately $13.3 billion.

Investment Transactions

We structured a new investment on behalf of CPA:18 – Global of $28.5 million (comprised of an international student housing development project), from which we earned $1.3 million in structuring revenue.

Because the funds that we have raised on behalf of these Managed Programs have been substantially invested and we will no longer be raising any additional funds for those programs (or new programs) in light of our decision to exit the non-traded retail fundraising business (Note 1), we expect to structure fewer investments on behalf of the Managed Programs going forward.

We also arranged mortgage financing totaling $116.4 million for the Managed Programs, from which we earned $0.4 million in structuring revenue.

Distributions to Stockholders

In March 2018, our Board declared a cash distribution of $1.015 per share, which was paid on April 16, 2018 to stockholders of record on March 29, 2018.

W. P. Carey 3/31/2018 10-Q – 43

Consolidated Results

(in thousands, except shares)

	Three Months Ended March 31,
	2018	2017
Revenues from Owned Real Estate	$177,592	$168,742
Reimbursable tenant costs	6,219	5,221
Revenues from Owned Real Estate (excluding reimbursable tenant costs)	171,373	163,521

Revenues from Investment Management	24,218	50,317
Reimbursable costs from affiliates	5,304	25,700
Revenues from Investment Management (excluding reimbursable costs from affiliates)	18,914	24,617

Total revenues	201,810	219,059
Total reimbursable costs	11,523	30,921
Total revenues (excluding reimbursable costs)	190,287	188,138

Net income from Owned Real Estate attributable to W. P. Carey (a)	45,300	37,958
Net income from Investment Management attributable to W. P. Carey (a)	19,974	19,526
Net income attributable to W. P. Carey	65,274	57,484

Distributions paid	109,407	106,751

Net cash provided by operating activities (b)	102,946	111,736
Net cash (used in) provided by investing activities (b)	(40,145)	197,917
Net cash used in financing activities (b)	(60,167)	(314,081)

Supplemental financial measures (c):
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Owned Real Estate (a)	114,934	111,770
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Investment Management (a)	23,436	22,468
Adjusted funds from operations attributable to W. P. Carey (AFFO)	138,370	134,238

Diluted weighted-average shares outstanding	108,211,936	107,764,279
__________

(a)
As a result of our decision to exit non-traded retail fundraising activities as of June 30, 2017, we have revised how we view and present a component of our two reportable segments. As such, beginning with the second quarter of 2017, we include equity in earnings of equity method investments in the Managed Programs in our Investment Management segment (Note 1). Earnings from our investment in GCIF continue to be included in our Investment Management segment. Results of operations for prior periods have been reclassified to conform to the current period presentation.

(b)
On January 1, 2018, we adopted ASU 2016-15 and ASU 2016-18, which revised how certain items are presented in the consolidated statements of cash flows. As a result of adopting this guidance, we retrospectively revised Net cash provided by operating activities, Net cash (used in) provided by investing activities, and Net cash used in financing activities within our consolidated statements of cash flows for the three months ended March 31, 2017, as described in Note 2.

(c)
We consider AFFO, a supplemental measure that is not defined by GAAP, referred to as a non-GAAP measure, to be an important measure in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

W. P. Carey 3/31/2018 10-Q – 44

Revenues and Net Income Attributable to W. P. Carey

Total revenues decreased for the three months ended March 31, 2018 as compared to the same period in 2017, due to decreases within our Investment Management segment, partially offset by increases within our Owned Real Estate segment. Investment Management revenue decreased primarily as a result of decreases in reimbursable costs from affiliates and dealer manager fees due to our exit from non-traded retail fundraising activities in June 2017 (Note 1). Structuring revenue also decreased due to lower investment volume for the Managed Programs during the current year period. Owned Real Estate revenue increased due to an increase in lease revenues, primarily as a result of the strengthening of foreign currencies (primarily the euro) in relation to the U.S. dollar between the periods.

Net income attributable to W. P. Carey increased for the three months ended March 31, 2018 as compared to the same period in 2017, primarily due to a higher aggregate gain on sale of real estate recognized during the current year period (Note 14).

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased for the three months ended March 31, 2018 as compared to the same period in 2017, primarily due a decrease in cash flow as a result of property dispositions during 2017 and 2018 and a decrease in structuring revenue received from the Managed Programs as a result of their lower investment volume during the current year period. These decreases were partially offset by a decrease in interest expense, as well as an increase in cash flow generated from properties acquired during 2017 and 2018.

AFFO

AFFO increased for the three months ended March 31, 2018 as compared to the same period in 2017, primarily due to higher lease revenues and lower interest expense, partially offset by lower structuring revenues.

W. P. Carey 3/31/2018 10-Q – 45

Portfolio Overview

We intend to continue to acquire a diversified portfolio of income-producing commercial real estate properties and other real estate-related assets. We expect to make these investments primarily in North America and Northern and Western Europe. Portfolio information is provided on a pro rata basis, unless otherwise noted below, to better illustrate the economic impact of our various net-leased jointly owned investments. See Terms and Definitions below for a description of pro rata amounts.

Portfolio Summary

	March 31, 2018	December 31, 2017
Number of net-leased properties	886	887
Number of operating properties (a)	2	2
Number of tenants (net-leased properties)	208	210
Total square footage (net-leased properties, in thousands)	85,393	84,899
Occupancy (net-leased properties)	99.7%	99.8%
Weighted-average lease term (net-leased properties, in years)	9.7	9.6
Number of countries	17	17
Total assets (consolidated basis, in thousands)	$8,287,871	$8,231,402
Net investments in real estate (consolidated basis, in thousands)	6,757,142	6,703,715

	Three Months Ended March 31,
	2018	2017
Financing obtained (in millions) (b) (c)	$620.6	$633.4
Acquisition volume (in millions) (c)	85.2	—
Construction projects completed (in millions) (c) (d)	21.1	3.3
Average U.S. dollar/euro exchange rate	1.2294	1.0649
Average U.S. dollar/British pound sterling exchange rate	1.3917	1.2381
Change in the U.S. CPI (e)	1.2%	1.0%
Change in the Germany CPI (e)	0.1%	0.2%
Change in the United Kingdom CPI (e)	0.1%	0.6%
Change in the Spain CPI (e)	(0.8)%	(0.9)%

__________

(a)
At both March 31, 2018 and December 31, 2017, operating properties consisted of two hotel properties with an average occupancy of 72.6% for the three months ended March 31, 2018. We sold one of the hotels in April 2018 (Note 16).

(b)
Amount for the three months ended March 31, 2018 includes the issuance of €500.0 million of 2.125% Senior Notes in March 2018. Amount for the three months ended March 31, 2017 includes the issuance of €500.0 million of 2.25% Senior Notes in January 2017 and the amendment and restatement of our Senior Unsecured Credit Facility in February 2017, which increased our borrowing capacity by approximately $100.0 million (Note 10). Dollar amounts are based on the exchange rate of the euro on the dates of activity, as applicable.

(c)	Amounts are the same on both a consolidated and pro rata basis.

(d)	Amount for the three months ended March 31, 2017 includes a project that was partially completed in 2016.

(e)	Many of our lease agreements include contractual increases indexed to changes in the U.S. Consumer Price Index, or CPI, or similar indices in the jurisdictions in which the properties are located.

W. P. Carey 3/31/2018 10-Q – 46

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at March 31, 2018 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	Number of Properties	ABR	ABR Percent	Weighted-Average Lease Term (Years)
Hellweg Die Profi-Baumärkte GmbH & Co. KG (a)	Retail	Retail Stores	Germany	53	$37,535	5.4%	18.9
U-Haul Moving Partners Inc. and Mercury Partners, LP	Self Storage	Cargo Transportation, Consumer Services	United States	78	31,853	4.6%	6.1
State of Andalucia (a)	Office	Sovereign and Public Finance	Spain	70	30,440	4.4%	16.7
Pendragon PLC (a)	Retail	Retail Stores, Consumer Services	United Kingdom	70	23,197	3.4%	12.1
Marriott Corporation	Hotel	Hotel, Gaming and Leisure	United States	18	20,065	2.9%	5.6
Forterra Building Products (a) (b)	Industrial	Construction and Building	United States and Canada	49	17,425	2.5%	18.0
OBI Group (a)	Office, Retail	Retail Stores	Poland	18	17,215	2.5%	6.2
True Value Company	Warehouse	Retail Stores	United States	7	15,993	2.3%	4.8
Nord Anglia Education, Inc.	Education Facility	Consumer Services	United States	3	14,898	2.2%	23.7
UTI Holdings, Inc.	Education Facility	Consumer Services	United States	5	14,484	2.1%	4.0
Total				371	$223,105	32.3%	12.2
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Of the 49 properties leased to Forterra Building Products, 44 are located in the United States and five are located in Canada.

W. P. Carey 3/31/2018 10-Q – 47

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
United States
South
Texas	$58,550	8.5%	8,291	9.7%
Florida	28,978	4.2%	2,657	3.1%
Georgia	21,682	3.1%	3,293	3.9%
Tennessee	13,684	2.0%	2,097	2.5%
Other (b)	11,204	1.6%	2,246	2.6%
Total South	134,098	19.4%	18,584	21.8%

East
New Jersey	18,819	2.7%	1,097	1.3%
North Carolina	18,610	2.7%	4,518	5.3%
New York	18,341	2.7%	1,178	1.4%
Pennsylvania	17,997	2.6%	2,525	3.0%
Massachusetts	15,519	2.3%	1,390	1.6%
Virginia	7,655	1.1%	1,025	1.2%
Connecticut	6,968	1.0%	1,135	1.3%
Other (b)	18,036	2.6%	3,782	4.4%
Total East	121,945	17.7%	16,650	19.5%

West
California	41,464	6.0%	3,213	3.7%
Arizona	26,885	3.9%	3,049	3.6%
Colorado	9,983	1.4%	864	1.0%
Other (b)	26,784	3.9%	3,230	3.8%
Total West	105,116	15.2%	10,356	12.1%

Midwest
Illinois	21,875	3.2%	3,295	3.9%
Michigan	12,262	1.8%	1,456	1.7%
Indiana	9,708	1.4%	1,493	1.7%
Wisconsin	9,036	1.3%	1,585	1.9%
Minnesota	8,895	1.3%	947	1.1%
Ohio	8,639	1.3%	1,911	2.2%
Other (b)	19,608	2.8%	3,571	4.2%
Total Midwest	90,023	13.1%	14,258	16.7%
United States Total	451,182	65.4%	59,848	70.1%

International
Germany	60,913	8.8%	5,930	6.9%
United Kingdom	35,906	5.2%	2,324	2.7%
Spain	32,245	4.7%	2,927	3.4%
Poland	19,330	2.8%	2,189	2.6%
The Netherlands	16,175	2.4%	2,233	2.6%
France	15,314	2.2%	1,266	1.5%
Canada	12,686	1.9%	2,196	2.6%
Australia	12,570	1.8%	3,272	3.8%
Finland	12,287	1.8%	949	1.1%
Other (c)	20,878	3.0%	2,259	2.7%
International Total	238,304	34.6%	25,545	29.9%

Total	$689,486	100.0%	85,393	100.0%

W. P. Carey 3/31/2018 10-Q – 48

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
Industrial	$198,610	28.8%	37,973	44.5%
Office	171,149	24.8%	11,028	12.9%
Retail	117,662	17.1%	9,906	11.6%
Warehouse	99,980	14.5%	18,508	21.7%
Self Storage	31,853	4.6%	3,535	4.1%
Other (d)	70,232	10.2%	4,443	5.2%
Total	$689,486	100.0%	85,393	100.0%
__________

(a)	Includes square footage for any vacant properties.

(b)
Other properties within South include assets in Alabama, Louisiana, Arkansas, Mississippi, and Oklahoma. Other properties within East include assets in Kentucky, South Carolina, Maryland, New Hampshire, and West Virginia. Other properties within West include assets in Utah, Washington, Nevada, Oregon, New Mexico, Wyoming, Alaska, and Montana. Other properties within Midwest include assets in Missouri, Kansas, Nebraska, Iowa, South Dakota, and North Dakota.

(c)	Includes assets in Norway, Hungary, Austria, Mexico, Sweden, Belgium, and Japan.

(d)	Includes ABR from tenants within the following property types: education facility, hotel, theater, fitness facility, and net-lease student housing.

W. P. Carey 3/31/2018 10-Q – 49

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	ABR Percent	Square Footage	Square Footage Percent
Retail Stores (a)	$128,205	18.6%	15,756	18.5%
Consumer Services	73,828	10.7%	5,703	6.7%
Automotive	56,015	8.1%	8,900	10.4%
Sovereign and Public Finance	44,350	6.4%	3,364	4.0%
Construction and Building	37,038	5.4%	8,142	9.5%
Hotel, Gaming, and Leisure	35,368	5.1%	2,254	2.6%
Beverage, Food, and Tobacco	31,105	4.5%	6,876	8.1%
Cargo Transportation	29,548	4.3%	3,860	4.5%
Healthcare and Pharmaceuticals	28,479	4.1%	2,048	2.4%
High Tech Industries	28,199	4.1%	2,479	2.9%
Containers, Packaging, and Glass	27,663	4.0%	5,325	6.2%
Media: Advertising, Printing, and Publishing	23,085	3.4%	1,588	1.9%
Capital Equipment	21,621	3.2%	3,522	4.1%
Business Services	14,050	2.0%	1,723	2.0%
Grocery	11,761	1.7%	1,228	1.4%
Durable Consumer Goods	11,522	1.7%	2,485	2.9%
Aerospace and Defense	10,715	1.6%	1,115	1.3%
Banking	10,026	1.5%	702	0.8%
Wholesale	9,719	1.4%	1,625	1.9%
Chemicals, Plastics, and Rubber	9,409	1.4%	1,108	1.3%
Metals and Mining	9,255	1.3%	1,341	1.6%
Oil and Gas	8,426	1.2%	333	0.4%
Non-Durable Consumer Goods	8,238	1.2%	1,883	2.2%
Telecommunications	7,155	1.0%	418	0.5%
Other (b)	14,706	2.1%	1,615	1.9%
Total	$689,486	100.0%	85,393	100.0%
__________

(a)	Includes automotive dealerships.

(b)
Includes ABR from tenants in the following industries: insurance, electricity, media: broadcasting and subscription, forest products and paper, and environmental industries. Also includes square footage for vacant properties.

W. P. Carey 3/31/2018 10-Q – 50

Lease Expirations
(in thousands, except percentages and number of leases)

Year of Lease Expiration (a)	Number of Leases Expiring	ABR	ABR Percent	Square Footage	Square Footage Percent
Remaining 2018	4	$7,843	1.1%	663	0.8%
2019	20	28,094	4.1%	2,419	2.8%
2020	24	33,646	4.9%	3,343	3.9%
2021	76	38,385	5.5%	5,085	6.0%
2022	40	69,617	10.1%	9,442	11.1%
2023	21	41,217	6.0%	5,869	6.9%
2024 (b)	42	96,991	14.1%	11,585	13.6%
2025	41	31,626	4.6%	3,439	4.0%
2026	19	19,244	2.8%	3,159	3.7%
2027	26	43,470	6.3%	6,052	7.1%
2028	11	21,339	3.1%	2,514	2.9%
2029	10	18,981	2.7%	2,562	3.0%
2030	9	15,073	2.2%	1,331	1.6%
2031	54	34,954	5.1%	2,832	3.3%
Thereafter (>2031)	48	189,006	27.4%	24,802	29.0%
Vacant	—	—	—%	296	0.3%
Total	445	$689,486	100.0%	85,393	100.0%
__________

(a)	Assumes tenants do not exercise any renewal options.

(b)
Includes ABR of $12.3 million from a tenant (The New York Times Company) that exercised its option in January 2018 to repurchase the property it is leasing from a jointly owned investment with our affiliate, CPA:17 – Global, in which we have a 45% equity interest and which is consolidated by CPA:17 – Global. There can be no assurance that such repurchase will be completed (Note 7).

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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of March 31, 2018. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

W. P. Carey 3/31/2018 10-Q – 51

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

As a result of our decision to exit non-traded retail fundraising activities as of June 30, 2017, we have revised how we view and present a component of our two reportable segments. As such, beginning with the second quarter of 2017, we include equity in earnings of equity method investments in the Managed Programs in our Investment Management segment (Note 1). Earnings from our investment in GCIF continue to be included in our Investment Management segment. Results of operations for prior periods have been reclassified to conform to the current period presentation.

W. P. Carey 3/31/2018 10-Q – 52

Owned Real Estate

The following table presents the comparative results of our Owned Real Estate segment (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Revenues
Lease revenues	$163,213	$155,781	$7,432
Operating property revenues	7,218	6,980	238
Reimbursable tenant costs	6,219	5,221	998
Lease termination income and other	942	760	182
	177,592	168,742	8,850
Operating Expenses
Depreciation and amortization:
Net-leased properties	63,521	60,129	3,392
Operating properties	1,074	1,069	5
Corporate depreciation and amortization	325	324	1
	64,920	61,522	3,398
Property expenses:
Reimbursable tenant costs	6,219	5,221	998
Operating property expenses	5,670	5,415	255
Net-leased properties	4,229	4,695	(466)
	16,118	15,331	787
General and administrative	12,065	8,274	3,791
Impairment charges	4,790	—	4,790
Stock-based compensation expense	4,306	1,954	2,352
Other expenses	(37)	73	(110)
	102,162	87,154	15,008
Other Income and Expenses
Interest expense	(38,074)	(41,957)	3,883
Equity in earnings of equity method investments in real estate	3,358	2,072	1,286
Other gains and (losses)	(2,887)	40	(2,927)
	(37,603)	(39,845)	2,242
Income before income taxes and gain on sale of real estate	37,827	41,743	(3,916)
Benefit from (provision for) income taxes	3,533	(1,454)	4,987
Income before gain on sale of real estate	41,360	40,289	1,071
Gain on sale of real estate, net of tax	6,732	10	6,722
Net Income from Owned Real Estate	48,092	40,299	7,793
Net income attributable to noncontrolling interests	(2,792)	(2,341)	(451)
Net Income from Owned Real Estate Attributable to W. P. Carey	$45,300	$37,958	$7,342

W. P. Carey 3/31/2018 10-Q – 53

Property Level Contribution

The following table presents the Property level contribution for our consolidated net-leased and operating properties as well as a reconciliation to Net income from Owned Real Estate attributable to W. P. Carey (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Existing Net-Leased Properties
Lease revenues	$161,524	$152,410	$9,114
Property expenses	(3,811)	(3,711)	(100)
Depreciation and amortization	(62,908)	(58,804)	(4,104)
Property level contribution	94,805	89,895	4,910
Recently Acquired Net-Leased Properties
Lease revenues	964	—	964
Property expenses	(46)	—	(46)
Depreciation and amortization	(405)	—	(405)
Property level contribution	513	—	513
Properties Sold or Held for Sale
Lease revenues	725	3,371	(2,646)
Operating revenues	3,936	3,785	151
Property expenses	(3,310)	(3,810)	500
Depreciation and amortization	(855)	(1,963)	1,108
Property level contribution	496	1,383	(887)
Operating Property
Revenues	3,282	3,195	87
Property expenses	(2,732)	(2,589)	(143)
Depreciation and amortization	(427)	(431)	4
Property level contribution	123	175	(52)
Property Level Contribution	95,937	91,453	4,484
Add: Lease termination income and other	942	760	182
Less other expenses:
General and administrative	(12,065)	(8,274)	(3,791)
Impairment charges	(4,790)	—	(4,790)
Stock-based compensation expense	(4,306)	(1,954)	(2,352)
Corporate depreciation and amortization	(325)	(324)	(1)
Other expenses	37	(73)	110
Other Income and Expenses
Interest expense	(38,074)	(41,957)	3,883
Equity in earnings of equity method investments in real estate	3,358	2,072	1,286
Other gains and (losses)	(2,887)	40	(2,927)
	(37,603)	(39,845)	2,242
Income before income taxes and gain on sale of real estate	37,827	41,743	(3,916)
Benefit from (provision for) income taxes	3,533	(1,454)	4,987
Income before gain on sale of real estate	41,360	40,289	1,071
Gain on sale of real estate, net of tax	6,732	10	6,722
Net Income from Owned Real Estate	48,092	40,299	7,793
Net income attributable to noncontrolling interests	(2,792)	(2,341)	(451)
Net Income from Owned Real Estate Attributable to W. P. Carey	$45,300	$37,958	$7,342

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

W. P. Carey 3/31/2018 10-Q – 54

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

Existing Net-Leased Properties

Existing net-leased properties are those that we acquired or placed into service prior to January 1, 2017 and that were not sold or held for sale during the periods presented. For the periods presented, there were 861 existing net-leased properties.

For the three months ended March 31, 2018 as compared to the same period in 2017, lease revenues from existing net-leased properties increased by $7.0 million as a result of the strengthening of foreign currencies (primarily the euro) in relation to the U.S. dollar between the periods, $1.7 million related to scheduled rent increases, $1.3 million due to new leases, and $1.0 million related to completed construction projects on existing properties. These increases were partially offset by decreases of $1.0 million due to lease expirations and $0.5 million as a result of lease restructurings. Depreciation and amortization expense from existing net-leased properties increased primarily as a result of the strengthening of foreign currencies (primarily the euro) in relation to the U.S. dollar between the periods.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2016. Since January 1, 2017, we acquired four investments comprised of six properties, one of which we acquired during the second quarter of 2017, one of which we acquired during the fourth quarter of 2017, and four of which we acquired during the first quarter of 2018.

Properties Sold or Held for Sale

During the three months ended March 31, 2018, we disposed of five properties. At March 31, 2018, we had one property (an operating property) classified as held for sale (Note 4). This property was sold in April 2018 (Note 16). During the year ended December 31, 2017, we disposed of 18 properties and a parcel of vacant land.

In addition to the impact on property level contribution related to properties we sold or classified as held for sale during the periods presented, we recognized gain (loss) on sale of real estate and gain (loss) on extinguishment of debt. The impact of these transactions is described in further detail below and in Note 14.

Operating Property

Our operating property is our investment in one hotel for all periods presented. At March 31, 2018, we had another hotel operating property classified as held for sale (Note 4), which is included in Properties Sold or Held for Sale above.

For the three months ended March 31, 2018 as compared to the same period in 2017, property level contribution from our operating property was substantially unchanged.

Other Revenues and Expenses

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

W. P. Carey 3/31/2018 10-Q – 55

For the three months ended March 31, 2018 as compared to the same period in 2017, general and administrative expenses in our Owned Real Estate segment increased by $3.8 million, primarily due to the change in methodology for allocation of expenses between our Owned Real Estate and Investment Management segments (Note 1).

Impairment Charges

Our impairment charges are more fully described in Note 8.

During the three months ended March 31, 2018, we recognized impairment charges totaling $4.8 million on two properties in order to reduce the carrying values of the properties to their estimated fair values. We recognized an impairment charge of $3.8 million on one property due to a tenant bankruptcy and likely vacancy. We recognized an impairment charge of $1.0 million on the other property due to a lease expiration and resulting vacancy.

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

For the three months ended March 31, 2018 as compared to 2017, stock-based compensation expense allocated to our Owned Real Estate segment increased by $2.4 million, primarily due to the modification of RSUs and PSUs in connection with the retirement of our former chief executive officer (Note 12), as well as the change in methodology for allocation of expenses between our Owned Real Estate and Investment Management segments (Note 1).

Interest Expense

For the three months ended March 31, 2018 as compared to the same period in 2017, interest expense decreased by $3.9 million, primarily due to an overall decrease in our weighted-average interest rate. Our weighted-average interest rate was 3.4% and 3.8% during the three months ended March 31, 2018 and 2017, respectively. The weighted-average interest rate of our debt decreased primarily as a result of paying off certain non-recourse mortgage loans since March 31, 2017 with unsecured borrowings, which bear interest at a lower rate than our mortgage loans, including the €500.0 million of 2.125% Senior Notes that were issued on March 6, 2018 (Note 10).

Equity in Earnings of Equity Method Investments in Real Estate

For the three months ended March 31, 2018 as compared to the same period in 2017, equity in earnings of equity method investments in real estate increased by $1.3 million, primarily due to our proportionate share of approximately $1.5 million of an impairment charge recognized by a jointly owned investment during the prior year period.

Other Gains and (Losses)

Other gains and (losses) primarily consists of gains and losses on foreign currency transactions, derivative instruments, and extinguishment of debt. Gains and losses on foreign currency transactions are recognized on the remeasurement of certain of our euro-denominated unsecured debt instruments that are not designated as net investment hedges. We also make certain foreign currency-denominated intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short-term loans, are included in the determination of net income. In addition, we have certain derivative instruments, including common stock warrants and foreign currency forward and collar contracts, that are not designated as hedges for accounting purposes, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

2018 — For the three months ended March 31, 2018, net other losses were $2.9 million. During the period, we recognized net realized and unrealized losses of $3.2 million on foreign currency transactions as a result of changes in foreign currency exchange rates and a non-cash net loss on extinguishment of debt totaling $1.6 million primarily related to the repayment of our Unsecured Term Loans (Note 10). These losses were partially offset by realized gains of $1.5 million related to foreign currency forward contracts and foreign currency collars.

W. P. Carey 3/31/2018 10-Q – 56

2017 — For the three months ended March 31, 2017, net other gains were less than $0.1 million. During the period, we recognized realized gains of $3.4 million related to foreign currency forward contracts and foreign currency collars. These gains were partially offset by net realized and unrealized losses of $2.5 million recognized on foreign currency transactions as a result of changes in foreign currency exchange rates and a non-cash net loss on extinguishment of debt totaling $0.9 million primarily related to the amendment and restatement of our Senior Unsecured Credit Facility.

Benefit from (Provision for) Income Taxes

For the three months ended March 31, 2018, we recognized a benefit from income taxes of $3.5 million, compared to a provision for income taxes of $1.5 million recorded during the same period in 2017, within our Owned Real Estate segment. During the three months ended March 31, 2018, we recognized a deferred tax benefit of approximately $6.2 million as a result of the release of a deferred tax liability that was no longer required due to a change in tax classification relating to a property holding company.

Gain on Sale of Real Estate, Net of Tax

Gain on sale of real estate, net of tax consists of gain on the sale of properties, net of tax that were disposed of during the three months ended March 31, 2018 and 2017. Our dispositions are more fully described in Note 14.

2018 — During the three months ended March 31, 2018, we sold five properties for total proceeds of $35.7 million, net of selling costs, and recognized a net loss on these sales totaling $6.7 million.

2017 — During the three months ended March 31, 2017, we sold one property and a parcel of vacant land for total proceeds of $24.2 million, net of selling costs, and recognized a net gain on these sales totaling less than $0.1 million. In addition, in January 2017, we transferred ownership of two international properties and the related non-recourse mortgage loan, which had an aggregate asset carrying value of $31.3 million and an outstanding balance of $28.1 million (net of $3.8 million of cash held in escrow that was retained by the mortgage lender), respectively, on the dates of transfer, to the mortgage lender, resulting in a net loss of less than $0.1 million.

Investment Management

We earn revenue as the advisor to the Managed Programs. For the periods presented, we acted as advisor to the following affiliated Managed Programs: CPA:17 – Global, CPA:18 – Global, CWI 1, CWI 2, CCIF (through September 10, 2017), and CESH I. On June 15, 2017, our Board approved a plan to exit non-traded retail fundraising activities carried out by our wholly-owned broker-dealer subsidiary, Carey Financial, as of June 30, 2017. In August 2017, we resigned as the advisor to CCIF and our advisory agreement with CCIF was terminated, effective as of September 11, 2017. CCIF was included in the Managed Programs prior to our resignation as its advisor. We currently expect to continue to manage all existing Managed Programs through the end of their respective life cycles (Note 1).

The following tables present other operating data that management finds useful in evaluating results of operations (dollars in millions):

	March 31, 2018	December 31, 2017
Total properties — Managed Programs	626	628
Assets under management — Managed Programs (a)	$13,338.0	$13,125.1

	Three Months Ended March 31,
	2018	2017
Financings structured — Managed Programs	$116.4	$295.9
Investments structured — Managed Programs (b)	28.5	111.0
Funds raised — CWI 2 offering (c)	—	205.6
Funds raised — CCIF offering (d)	—	57.8
Funds raised — CESH I offering (e)	—	0.4
__________

W. P. Carey 3/31/2018 10-Q – 57

(a)
Represents the estimated fair value of the real estate assets owned by the Managed REITs, which was calculated by us as the advisor to the Managed REITs based in part upon third-party appraisals, plus cash and cash equivalents, less distributions payable. Amounts include the fair value of the investment assets, plus cash, owned by CESH I.

(b)	Includes acquisition-related costs.

(c)
Reflects funds raised from CWI 2’s initial public offering, which commenced in February 2015 and closed on July 31, 2017, but excludes reinvested distributions on CWI 2’s outstanding stock through its distribution reinvestment plan.

(d)
Amount represents funding from the CCIF Feeder Funds to CCIF. We began to raise funds on behalf of the CCIF Feeder Funds in the fourth quarter of 2015. One of the CCIF Feeder Funds, CCIF 2016 T, closed its offering on April 28, 2017. In August 2017, we resigned as the advisor to CCIF and our advisory agreement with CCIF was terminated, effective as of September 11, 2017.

(e)	Reflects funds raised from CESH I’s private placement, which commenced in July 2016 and closed on July 31, 2017.

Below is a summary of comparative results of our Investment Management segment (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Revenues
Asset management revenue	$16,985	$17,367	$(382)
Reimbursable costs from affiliates	5,304	25,700	(20,396)
Structuring revenue	1,739	3,834	(2,095)
Other advisory revenue	190	91	99
Dealer manager fees	—	3,325	(3,325)
	24,218	50,317	(26,099)
Operating Expenses
General and administrative	6,518	10,150	(3,632)
Reimbursable costs from affiliates	5,304	25,700	(20,396)
Stock-based compensation expense	3,913	4,956	(1,043)
Subadvisor fees	2,032	2,720	(688)
Depreciation and amortization	1,037	908	129
Dealer manager fees and expenses	—	3,294	(3,294)
	18,804	47,728	(28,924)
Other Income and Expenses
Equity in earnings of equity method investments in the Managed Programs	11,967	13,702	(1,735)
Other gains and (losses)	124	476	(352)
	12,091	14,178	(2,087)
Income before income taxes	17,505	16,767	738
Benefit from income taxes	2,469	2,759	(290)
Net Income from Investment Management Attributable to W. P. Carey	$19,974	$19,526	$448

Asset Management Revenue

We earn asset management revenue from (i) the CPA REITs based on the value of their real estate-related assets under management, (ii) the CWI REITs based on the value of their lodging-related assets under management, and (iii) CESH I based on its gross assets under management at fair value. We also earned asset management revenue from CCIF, prior to our resignation as its advisor in the third quarter of 2017, based on the average of its gross assets under management at fair value, which was payable in cash. Asset management revenue may increase or decrease depending upon increases in the Managed Programs’ asset bases as a result of new investments, decreases in the Managed Programs’ asset bases as a result of sales of investments, and increases or decreases in the appraised value of the real estate-related and lodging-related assets in the investment portfolios of the Managed Programs. For 2018, we receive asset management fees from the Managed REITs in shares of their common stock and from CESH I in cash.

W. P. Carey 3/31/2018 10-Q – 58

For the three months ended March 31, 2018 as compared to the same period in 2017, asset management revenue decreased by $0.4 million, primarily due to a decrease of $1.7 million in asset management revenue from CCIF as a result of our resignation as its advisor in the third quarter of 2017 (Note 1). This decrease was partially offset by the impact of the growth in assets under management due to investment volume after March 31, 2017 for the ongoing Managed Programs, as a result of which asset management revenue increased by $0.6 million from CWI 2, $0.4 million from CESH I, $0.2 million from CPA:17 – Global, and $0.2 million from CPA:18 – Global.

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

For the three months ended March 31, 2018 as compared to the same period in 2017, reimbursable costs from affiliates decreased by $20.4 million, primarily due to the impact of our exit from non-traded retail fundraising activities on June 30, 2017.

Structuring Revenue

We earn structuring revenue when we structure investments and debt placement transactions for the Managed Programs. Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation, and is expected to continue to decline on an annual basis in future periods because the funds raised in the offerings of the Managed Programs have been substantially invested and we will no longer be raising funds on behalf of those programs or new programs.

For the three months ended March 31, 2018 as compared to the same period in 2017, structuring revenue decreased by $2.1 million. Structuring revenue from CPA:18 – Global, CESH I, and CPA:17 – Global decreased by $1.2 million, $1.0 million, and $0.2 million, respectively, as a result of lower investment volume during the current year period. These decreases were partially offset by $0.4 million in structuring revenue recognized during the current year period from CWI 1.

Dealer Manager Fees

In connection with CWI 2’s initial public offering, we earned dealer manager fees of $0.30 or $0.26 per share sold for the Class A and Class T common stock, respectively, through March 31, 2017, when CWI 2 suspended its offering in order to update its estimated NAVs as of December 31, 2016. As a result of the updated NAVs, CWI 2 also set new dealer manager fees of $0.36 and $0.31 per Class A and Class T share, respectively, through the closing of its offering on July 31, 2017. In connection with the offerings of the CCIF Feeder Funds, which began in the fourth quarter of 2015, we received dealer manager fees of 2.5% – 3.0% based on the selling price of each share. The offering for CCIF 2016 T closed on April 28, 2017. In connection with CESH I’s private placement, which commenced in July 2016 and closed in July 2017, we also received dealer manager fees of up to 3.0% of gross offering proceeds based on the selling price of each limited partnership unit. We re-allowed a portion of the dealer manager fees to selected dealers in the offerings and reflected those amounts as Dealer manager fees and expenses in the consolidated financial statements. Due to our exit from non-traded retail fundraising activities as of June 30, 2017, we no longer receive dealer manager fees following the closing of all existing offerings on July 31, 2017.

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

W. P. Carey 3/31/2018 10-Q – 59

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

For the three months ended March 31, 2018 as compared to the same period in 2017, general and administrative expenses in our Investment Management segment decreased by $3.6 million, primarily due to the change in methodology for allocation of expenses between our Owned Real Estate and Investment Management segments discussed above (Note 1), as well as an overall decline in compensation expenses and organization expenses as a result of a reduction in headcount, including the impact of our exit from active non-traded retail fundraising activities as of June 30, 2017 (Note 1).

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

For the three months ended March 31, 2018 as compared to the same period in 2017, stock-based compensation expense allocated to our Investment Management segment decreased by $1.0 million, primarily reflecting the impact of our exit from active non-traded retail fundraising activities as of June 30, 2017 (Note 1), as well as the change in methodology for allocation of expenses between our Owned Real Estate and Investment Management segments discussed above (Note 1).

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

For the three months ended March 31, 2018 as compared to the same period in 2017, subadvisor fees decreased by $0.7 million, primarily because we no longer paid a subadvisory fee in connection with CCIF after our resignation as its advisor in the third quarter of 2017 (Note 1).

W. P. Carey 3/31/2018 10-Q – 60

Equity in Earnings of Equity Method Investments in the Managed Programs

Equity in earnings of equity method investments in the Managed Programs is recognized in accordance with GAAP (Note 7). In addition, we are entitled to receive distributions of Available Cash (Note 3) from the operating partnerships of each of the Managed REITs. The net income of our unconsolidated investments fluctuates based on the timing of transactions, such as new leases and property sales, as well as the level of impairment charges. Following our resignation as the advisor to CCIF, effective September 11, 2017, earnings from our investment in GCIF are included in Other gains and (losses) in the consolidated financial statements (Note 7). The following table presents the details of our Equity in earnings of equity method investments in the Managed Programs (in thousands):

	Three Months Ended March 31,
	2018	2017
Equity in earnings of equity method investments in the Managed Programs:
Equity in earnings of equity method investments in the Managed Programs (a)	$1,465	$1,909
Distributions of Available Cash: (b)
CPA:17 – Global	6,170	6,810
CPA:18 – Global	1,905	1,675
CWI 1	972	1,701
CWI 2	1,455	1,607
Equity in earnings of equity method investments in the Managed Programs	$11,967	$13,702
__________

(a)	We recognized equity in earnings of our equity method investment in CCIF of $0.5 million during the three months ended March 31, 2017.

(b)
We are entitled to receive distributions of up to 10% of the Available Cash from the operating partnerships of each of the Managed REITs, as defined in their respective operating partnership agreements (Note 3). Distributions of Available Cash received and earned from the Managed REITs decreased in the aggregate, primarily as a result of weather-related disruption during 2017 (resulting in property damages and loss of revenue), as well as due to property dispositions since January 1, 2017.

Liquidity and Capital Resources

Sources and Uses of Cash During the Period

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund distributions to stockholders. Our cash flows fluctuate periodically due to a number of factors, which may include, among other things: the timing of our equity and debt offerings; the timing of purchases and sales of real estate; the timing of the repayment of mortgage loans and receipt of lease revenues; the timing and amount of other lease-related payments; the receipt of the annual installment of deferred acquisition revenue and interest thereon from the CPA REITs; the receipt of the asset management fees in either shares of the common stock or limited partnership units of the Managed Programs or cash; the timing and characterization of distributions from equity investments in the Managed Programs and real estate; the receipt of distributions of Available Cash from the Managed REITs; the timing of settlement of foreign currency transactions; and changes in foreign currency exchange rates. Despite these fluctuations, we believe that we will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, unused capacity under our Unsecured Revolving Credit Facility, proceeds from dispositions of properties, net contributions from noncontrolling interests, and the issuance of additional debt or equity securities, such as sales of our stock through our ATM program, in order to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities — Net cash provided by operating activities decreased by $8.8 million during the three months ended March 31, 2018 as compared to the same period in 2017, primarily due a decrease in cash flow as a result of property dispositions during 2017 and 2018 and a decrease in structuring revenue received from the Managed Programs as a result of their lower investment volume during the current year period. These decreases were partially offset by a decrease in interest expense, as well as an increase in cash flow generated from properties acquired during 2017 and 2018.

W. P. Carey 3/31/2018 10-Q – 61

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property-related costs.

During the three months ended March 31, 2018, we used $85.2 million to acquire two investments (Note 4). We also used $10.0 million to fund short-term loans to the Managed Programs, while $37.0 million of such loans were repaid during the current year period (Note 3). We sold five properties for net proceeds totaling $35.7 million (Note 14). We used $17.2 million to fund construction projects on our existing properties, as well as $3.3 million in capital expenditures on our owned real estate. We also received $3.2 million in distributions from equity method investments in the Managed Programs and real estate in excess of cumulative equity income.

Financing Activities — During the three months ended March 31, 2018, gross borrowings under our Senior Unsecured Credit Facility were $293.0 million and repayments were $650.7 million (Note 10). We received the equivalent of $616.4 million in net proceeds from the issuance of €500.0 million of 2.125% Senior Notes in March 2018, which we used to repay in full the outstanding balance on our Unsecured Term Loans (which were denominated in euros), pay down the outstanding balance of amounts borrowed in euros under our Unsecured Revolving Credit Facility at that time, and repay certain non-recourse mortgage loans (which were denominated in euros) (Note 10). In connection with the issuances of these notes (Note 10), we incurred financing costs totaling $4.3 million, of which we paid $3.6 million during the three months ended March 31, 2018. We also made prepaid and scheduled non-recourse mortgage loan principal payments of $164.9 million and $22.5 million, respectively. Additionally, we paid distributions to stockholders totaling $109.4 million related to the fourth quarter of 2017; and also paid distributions of $5.2 million to affiliates that hold noncontrolling interests in various entities with us.

Summary of Financing

The table below summarizes our Unsecured Senior Notes, our non-recourse mortgages, and our Senior Unsecured Credit Facility (dollars in thousands):

	March 31, 2018	December 31, 2017
Carrying Value
Fixed rate:
Unsecured Senior Notes (a)	$3,115,839	$2,474,661
Non-recourse mortgages (a)	872,889	916,768
	3,988,728	3,391,429
Variable rate:
Unsecured Revolving Credit Facility	267,424	216,775
Unsecured Term Loans (a)	—	388,354
Non-recourse mortgages (a):
Amount subject to interest rate swaps and cap	132,979	149,563
Floating interest rate mortgage loans	—	119,146
	400,403	873,838
	$4,389,131	$4,265,267

Percent of Total Debt
Fixed rate	91%	80%
Variable rate	9%	20%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	3.6%	3.9%
Variable rate (b)	3.3%	1.8%

__________

W. P. Carey 3/31/2018 10-Q – 62

(a)
Aggregate debt balance includes unamortized deferred financing costs totaling $19.6 million and $15.9 million as of March 31, 2018 and December 31, 2017, respectively, and unamortized discount totaling $15.8 million and $12.8 million as of March 31, 2018 and December 31, 2017, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At March 31, 2018, our cash resources consisted of the following:

•
cash and cash equivalents totaling $171.3 million. Of this amount, $79.0 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

•	our Unsecured Revolving Credit Facility, with unused capacity of $1.2 billion; and

•	unleveraged properties that had an aggregate asset carrying value of $4.8 billion at March 31, 2018, although there can be no assurance that we would be able to obtain financing for these properties.

We have also accessed the capital markets when necessary through additional debt and equity offerings, such as the €500.0 million of 2.125% Senior Notes that we issued in March 2018 (Note 10) and the shares of common stock issued previously under our ATM programs. We did not issue any shares under either our current or prior ATM program during the three months ended March 31, 2018 and 2017. As of March 31, 2018, $376.6 million remained available for issuance under our current ATM program (Note 12).

Senior Unsecured Credit Facility

Our Senior Unsecured Credit Facility is more fully described in Note 10. A summary of our Senior Unsecured Credit Facility is provided below (in thousands):

	March 31, 2018		December 31, 2017
	Outstanding Balance	Maximum Available	Outstanding Balance	Maximum Available
Unsecured Revolving Credit Facility	$267,424	$1,500,000	$216,775	$1,500,000
Unsecured Term Loans, net (a) (b)	—	—	389,773	389,773
__________

(a)
Amounts as of December 31, 2017 were comprised of our Term Loan of €236.3 million and our Delayed Draw Term Loan of €88.7 million, and reflected the exchange rate of the euro at that date. On March 7, 2018, we repaid and terminated our Unsecured Term Loans in full. The aggregate principal amount (of revolving and term loans) available under the Credit Agreement may be increased up to an amount not to exceed the U.S. dollar equivalent of $2.35 billion (Note 10).

(b)	Outstanding balance excludes unamortized discount of $1.2 million and unamortized deferred financing costs of $0.2 million at December 31, 2017.

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments, funding capital commitments such as construction and redevelopment projects, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, making scheduled interest payments on the Unsecured Senior Notes, scheduled principal payments (including balloon payments) on our mortgage loan obligations, and prepayments of certain of our mortgage loan obligations, as well as other normal recurring operating expenses.

We expect to fund future investments, construction and redevelopment commitments, any capital expenditures on existing properties, scheduled debt maturities on non-recourse mortgage loans, and any loans to certain of the Managed Programs (Note 3) through cash generated from operations, cash received from dispositions of properties, the use of our cash reserves or unused amounts on our Unsecured Revolving Credit Facility, issuances of shares through our ATM program, and/or additional equity or debt offerings.

Our liquidity would be adversely affected by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash

W. P. Carey 3/31/2018 10-Q – 63

from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, unused capacity on our Unsecured Revolving Credit Facility, net contributions from noncontrolling interests, mortgage loan proceeds, and the issuance of additional debt or equity securities, such as through our ATM program, to meet these needs.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at March 31, 2018 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Unsecured Senior Notes — principal (a) (b)	$3,148,150	$—	$—	$616,050	$2,532,100
Non-recourse mortgages — principal (a)	1,008,896	87,318	334,059	428,945	158,574
Unsecured Revolving Credit Facility — principal (a) (c)	267,424	—	267,424	—	—
Interest on borrowings (d)	870,459	154,621	288,999	231,455	195,384
Capital commitments and tenant expansion allowances (e)	185,304	89,513	92,278	—	3,513
Operating and other lease commitments (f) (g)	164,312	10,661	19,408	8,319	125,924
Restructuring and other compensation commitments (h)	928	807	121	—	—
	$5,645,473	$342,920	$1,002,289	$1,284,769	$3,015,495

__________

(a)
Excludes unamortized deferred financing costs totaling $19.6 million, the unamortized discount on the Unsecured Senior Notes of $13.8 million in aggregate, and the aggregate unamortized fair market value adjustment of $2.0 million, primarily resulting from the assumption of property-level debt in connection with both the CPA:15 Merger and the CPA:16 Merger (Note 10).

(b)	Our Unsecured Senior Notes are scheduled to mature from 2023 through 2027 (Note 10).

(c)	Our Unsecured Revolving Credit Facility is scheduled to mature on February 22, 2021 unless otherwise extended pursuant to its terms.

(d)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at March 31, 2018.

(e)
Capital commitments include (i) $130.7 million related to build-to-suit projects and redevelopments, including $52.0 million related to projects for which the tenant has not exercised the associated construction option, and (ii) $54.6 million related to unfunded tenant improvements, including certain discretionary commitments.

(f)	Operating and other lease commitments consist primarily of rental obligations under ground leases and the future minimum rents payable on the leases for our principal offices.

(g)
Includes a total of $1.9 million in office rent related to our lease of certain office space in New York, for which we entered into a sublease agreement with a third party during the fourth quarter of 2017. The sublessee will reimburse us in full for rent through the end of the lease term in the first quarter of 2021.

(h)	Represents severance-related obligations to certain former employees.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at March 31, 2018, which consisted primarily of the euro. At March 31, 2018, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

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

W. P. Carey 3/31/2018 10-Q – 64

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

We modify the NAREIT computation of FFO to include other adjustments to GAAP net income to adjust for certain non-cash charges such as amortization of real estate-related intangibles, deferred income tax benefits and expenses, straight-line rents, stock-based compensation, non-cash environmental accretion expense, and amortization of deferred financing costs. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. Additionally, we exclude non-core income and expenses such as certain lease termination income, gains or losses from extinguishment of debt, restructuring and related compensation expenses, and merger and acquisition expenses. We also exclude realized and unrealized gains/losses on foreign exchange transactions (other than those realized on the settlement of foreign currency derivatives), which are not considered fundamental attributes of our business plan and do not affect our overall long-term operating performance. We refer to our modified definition of FFO as AFFO. We exclude these items from GAAP net income to arrive at AFFO as they are not the primary drivers in our decision-making process and excluding these items provides investors a view of our portfolio performance over time and makes it more comparable to other REITs which are currently not engaged in acquisitions, mergers, and restructuring which are not part of our normal business operations. AFFO also reflects adjustments for unconsolidated partnerships and jointly owned investments. We use AFFO as one measure of our operating performance when we formulate corporate goals, evaluate the effectiveness of our strategies, and determine executive compensation.

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

W. P. Carey 3/31/2018 10-Q – 65

Consolidated FFO and AFFO were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income attributable to W. P. Carey	$65,274	$57,484
Adjustments:
Depreciation and amortization of real property	64,580	61,182
Gain on sale of real estate, net	(6,732)	(10)
Impairment charges	4,790	—
Proportionate share of adjustments for noncontrolling interests	(2,782)	(2,541)
Proportionate share of adjustments to equity in net income of partially owned entities	1,252	2,717
Total adjustments	61,108	61,348
FFO (as defined by NAREIT) attributable to W. P. Carey	126,382	118,832
Adjustments:
Tax benefit — deferred	(12,155)	(5,551)
Above- and below-market rent intangible lease amortization, net	11,802	12,491
Stock-based compensation	8,219	6,910
Other amortization and non-cash items (a)	5,146	2,094
Straight-line and other rent adjustments	(2,296)	(3,500)
Loss on extinguishment of debt	1,609	912
Realized (gains) losses on foreign currency	(1,515)	403
Amortization of deferred financing costs	(194)	1,400
Other expenses	(37)	73
Proportionate share of adjustments to equity in net income of partially owned entities	1,752	550
Proportionate share of adjustments for noncontrolling interests	(343)	(376)
Total adjustments	11,988	15,406
AFFO attributable to W. P. Carey	$138,370	$134,238

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey	$126,382	$118,832
AFFO attributable to W. P. Carey	$138,370	$134,238

W. P. Carey 3/31/2018 10-Q – 66

FFO and AFFO from Owned Real Estate were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income from Owned Real Estate attributable to W. P. Carey (b)	$45,300	$37,958
Adjustments:
Depreciation and amortization of real property	64,580	61,182
Gain on sale of real estate, net	(6,732)	(10)
Impairment charges	4,790	—
Proportionate share of adjustments for noncontrolling interests	(2,782)	(2,541)
Proportionate share of adjustments to equity in net income of partially owned entities	1,252	2,717
Total adjustments	61,108	61,348
FFO (as defined by NAREIT) attributable to W. P. Carey — Owned Real Estate (b)	106,408	99,306
Adjustments:
Above- and below-market rent intangible lease amortization, net	11,802	12,491
Tax benefit — deferred	(9,518)	(2,460)
Other amortization and non-cash items (a)	4,826	2,009
Stock-based compensation	4,306	1,954
Straight-line and other rent adjustments	(2,296)	(3,500)
Loss on extinguishment of debt	1,609	912
Realized (gains) losses on foreign currency	(1,558)	395
Amortization of deferred financing costs	(194)	1,400
Other expenses	(37)	73
Proportionate share of adjustments to equity in net income of partially owned entities (b)	(71)	(434)
Proportionate share of adjustments for noncontrolling interests	(343)	(376)
Total adjustments	8,526	12,464
AFFO attributable to W. P. Carey — Owned Real Estate (b)	$114,934	$111,770

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Owned Real Estate (b)	$106,408	$99,306
AFFO attributable to W. P. Carey — Owned Real Estate (b)	$114,934	$111,770

W. P. Carey 3/31/2018 10-Q – 67

FFO and AFFO from Investment Management were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income from Investment Management attributable to W. P. Carey (b)	$19,974	$19,526
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management (b)	19,974	19,526
Adjustments:
Stock-based compensation	3,913	4,956
Tax benefit — deferred	(2,637)	(3,091)
Other amortization and non-cash items (a)	320	85
Realized losses on foreign currency	43	8
Proportionate share of adjustments to equity in net income of partially owned entities (b)	1,823	984
Total adjustments	3,462	2,942
AFFO attributable to W. P. Carey — Investment Management (b)	$23,436	$22,468

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management (b)	$19,974	$19,526
AFFO attributable to W. P. Carey — Investment Management (b)	$23,436	$22,468
__________

(a)	Primarily represents unrealized gains and losses from foreign exchange movements and derivatives.

(b)
As a result of our decision to exit non-traded retail fundraising activities as of June 30, 2017, we have revised how we view and present a component of our two reportable segments. As such, beginning with the second quarter of 2017, we include equity in earnings of equity method investments in the Managed Programs in our Investment Management segment (Note 1). Earnings from our investment in GCIF continue to be included in our Investment Management segment. Results of operations for prior periods have been reclassified to conform to the current period presentation.

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

W. P. Carey 3/31/2018 10-Q – 68

value of our owned and managed assets to decrease, which would create lower revenues from managed assets and lower investment performance for the Managed REITs. Increases in interest rates may also have an impact on the credit profile of certain tenants.

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners obtained, and may in the future obtain, variable-rate non-recourse mortgage loans and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At March 31, 2018, we estimated that the total fair value of our interest rate swaps and cap, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net asset position of $0.6 million (Note 9).

At March 31, 2018, a significant portion (approximately 93.9%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at March 31, 2018 ranged from 2.0% to 7.8%. The contractual annual interest rates on our variable-rate debt at March 31, 2018 ranged from 2.7% to 6.9%. Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash outflows for the remainder of 2018, each of the next four calendar years following December 31, 2018, and thereafter, based upon expected maturity dates of our debt obligations outstanding at March 31, 2018 (in thousands):

	2018 (Remainder)	2019	2020	2021	2022	Thereafter	Total	Fair value
Fixed-rate debt (a) (b)	$58,942	$81,694	$180,871	$116,931	$219,563	$3,365,304	$4,023,305	$4,082,535
Variable-rate debt (a)	$8,122	$13,265	$43,075	$312,024	$21,669	$3,010	$401,165	$400,025
__________

(a)	Amounts are based on the exchange rate at March 31, 2018, as applicable.

(b)	Amounts after 2022 are primarily comprised of principal payments for our Unsecured Senior Notes (Note 10).

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to interest rate caps, is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at March 31, 2018 (comprised entirely of U.S. dollar-denominated debt) would increase or decrease by $2.7 million for each respective 1% change in annual interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Australia, and Canada, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, the Australian dollar, and the Canadian dollar, which may affect future costs and cash flows. We historically obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also issued the euro-denominated 2.0% Senior Notes, 2.25% Senior Notes, and 2.125% Senior Notes and have borrowed under our Unsecured Revolving Credit Facility and Unsecured Term Loans in foreign currencies, including the euro and the British pound sterling (Note 10). To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

W. P. Carey 3/31/2018 10-Q – 69

As part of our investment strategy, we make intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short-term loans, are included in the determination of net income. For the three months ended March 31, 2018, we recognized net foreign currency transaction losses (included in Other gains and (losses) in the consolidated financial statements) of $3.1 million, primarily due to the weakening of the U.S. dollar relative to the euro during the period. The end-of-period rate for the U.S. dollar in relation to the euro at March 31, 2018 increased by 2.7% to $1.2321 from $1.1993 at December 31, 2017.

We enter into foreign currency forward contracts and collars to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. The estimated fair value of our foreign currency forward contracts and collars, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net asset position of $2.0 million at March 31, 2018 (Note 9).

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of March 31, 2018 for the remainder of 2018, each of the next four calendar years following December 31, 2018, and thereafter are as follows (in thousands):

Lease Revenues (a)	2018 (Remainder)	2019	2020	2021	2022	Thereafter	Total
Euro (b)	$133,861	$174,833	$171,610	$168,669	$157,383	$1,514,663	$2,321,019
British pound sterling (c)	27,074	36,224	36,604	36,870	37,013	261,883	435,668
Australian dollar (d)	9,464	12,562	12,596	12,562	12,562	148,740	208,486
Other foreign currencies (e)	9,764	13,252	13,527	13,733	13,422	124,586	188,284
	$180,163	$236,871	$234,337	$231,834	$220,380	$2,049,872	$3,153,457

Scheduled debt service payments (principal and interest) for our Unsecured Senior Notes, Unsecured Revolving Credit Facility, and non-recourse mortgage notes payable for our consolidated foreign operations as of March 31, 2018 for the remainder of 2018, each of the next four calendar years following December 31, 2018, and thereafter are as follows (in thousands):

Debt Service (a) (f)	2018 (Remainder)	2019	2020	2021	2022	Thereafter	Total
Euro (b)	$39,984	$52,819	$98,276	$102,185	$49,146	$1,961,226	$2,303,636
British pound sterling (c)	663	884	884	884	884	11,311	15,510
	$40,647	$53,703	$99,160	$103,069	$50,030	$1,972,537	$2,319,146

__________

(a)	Amounts are based on the applicable exchange rates at March 31, 2018. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at March 31, 2018 of $0.2 million, excluding the impact of our derivative instruments. Amounts included the equivalent of $616.1 million of 2.0% Senior Notes outstanding maturing in January 2023; the equivalent of $616.1 million of 2.25% Senior Notes outstanding maturing in July 2024; the equivalent of $616.1 million of 2.125% Senior Notes outstanding maturing in April 2027; and the equivalent of $22.4 million borrowed in euro under our Unsecured Revolving Credit Facility, which is scheduled to mature on February 22, 2021 unless extended pursuant to its terms, but may be prepaid prior to that date pursuant to its terms (Note 10).

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at March 31, 2018 of $4.2 million, excluding the impact of our derivative instruments.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the Australian dollar and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at March 31, 2018 of $2.1 million. There is no related mortgage loan on this investment.

W. P. Carey 3/31/2018 10-Q – 70

(e)	Other foreign currencies for future minimum rents consist of the Canadian dollar, the Swedish krona, and the Norwegian krone.

(f)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at March 31, 2018.

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

For the three months ended March 31, 2018, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•	65% related to domestic operations; and

•	35% related to international operations.

At March 31, 2018, our net-lease portfolio, which excludes our operating properties, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our ABR as of that date:

•	65% related to domestic properties;

•	35% related to international properties;

•	29% related to industrial facilities, 25% related to office facilities, 17% related to retail facilities, and 15% related to warehouse facilities; and

•	19% related to the retail stores industry (including automotive dealerships) and 11% related to the consumer services industry.

W. P. Carey 3/31/2018 10-Q – 71

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2018 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

W. P. Carey 3/31/2018 10-Q – 72

PART II — OTHER INFORMATION

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
1.1
Underwriting Agreement dated February 27, 2018, by and among W. P. Carey Inc. and Merrill Lynch International, Barclays Bank PLC and Wells Fargo Securities International Limited, as representatives of the several underwriters listed in Schedule 1 thereto
Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed March 6, 2018

4.1	Form of Note representing €500 Million Aggregate Principal Amount of 2.125% Senior Notes due 2027	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 6, 2018

4.2	Indenture dated as of November 8, 2016, by and among WPC Eurobond B.V., as issuer, W. P. Carey, as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 of W. P. Carey Inc.’s automatic shelf registration statement on Form S-3 filed November 8, 2016

4.3	Supplemental Indenture dated as of March 6, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 6, 2018

10.1
Agency Agreement dated as of March 6, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee.
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 6, 2018

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

W. P. Carey 3/31/2018 10-Q – 73

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.
Date:	May 4, 2018
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	May 4, 2018
		By:	/s/ Arjun Mahalingam
Arjun Mahalingam
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 3/31/2018 10-Q – 74

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
1.1
Underwriting Agreement dated February 27, 2018, by and among W. P. Carey Inc. and Merrill Lynch International, Barclays Bank PLC and Wells Fargo Securities International Limited, as representatives of the several underwriters listed in Schedule 1 thereto
Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed March 6, 2018

4.1	Form of Note representing €500 Million Aggregate Principal Amount of 2.125% Senior Notes due 2027	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 6, 2018

4.2	Indenture dated as of November 8, 2016, by and among WPC Eurobond B.V., as issuer, W. P. Carey, as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 of W. P. Carey Inc.’s automatic shelf registration statement on Form S-3 filed November 8, 2016

4.3	Supplemental Indenture dated as of March 6, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 6, 2018

10.1
Agency Agreement dated as of March 6, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee.
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 6, 2018

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith