Form 10-Q
period 2018-06-30
W. P. Carey Inc.
filed 2018-08-03
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
or

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

Registrant has 107,214,394 shares of common stock, $0.001 par value, outstanding at July 27, 2018.

INDEX

W. P. Carey 6/30/2018 10-Q – 1

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: the Proposed Merger discussed herein, including the impact thereof; our expected range of Adjusted funds from operations, or AFFO; the amount and timing of any future dividends; statements regarding our corporate strategy and estimated or future economic performance and results, including our projected assets under management, underlying assumptions about our portfolio (e.g., occupancy rate, lease terms, and tenant credit quality, including our expectations about tenant bankruptcies and interest coverage), possible new acquisitions and dispositions, and our international exposure and acquisition volume; our future capital expenditure levels, including any plans to fund our future liquidity needs, and future leverage and debt service obligations; capital markets, including our credit ratings and ability to sell shares under our “at-the market” program and the use of proceeds from that program; our capital structure; the outlook for the investment programs that we manage, including their earnings, as well as possible liquidity events for those programs (including the Proposed Merger); statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust, or REIT, and the recently adopted Tax Cuts and Jobs Act in the United States; the impact of recently issued accounting pronouncements; other regulatory activity, such as the General Data Protection Regulation in the European Union or other data privacy initiatives; and the general economic outlook. These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition, liquidity, results of operations, AFFO, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 23, 2018, or the 2017 Annual Report, and in Part II, Item 1A. Risk Factors herein. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, potential investors are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

W. P. Carey 6/30/2018 10-Q – 2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
Assets
Investments in real estate:
Land, buildings and improvements	$5,651,906	$5,457,265
Net investments in direct financing leases	705,588	721,607
In-place lease and other intangible assets	1,228,241	1,213,976
Above-market rent intangible assets	631,977	640,480
Investments in real estate	8,217,712	8,033,328
Accumulated depreciation and amortization	(1,445,397)	(1,329,613)
Net investments in real estate	6,772,315	6,703,715
Equity investments in the Managed Programs and real estate	363,622	341,457
Cash and cash equivalents	122,430	162,312
Due from affiliates	78,100	105,308
Other assets, net	288,173	274,650
Goodwill	642,060	643,960
Total assets	$8,266,700	$8,231,402
Liabilities and Equity
Debt:
Senior unsecured notes, net	$3,018,475	$2,474,661
Unsecured revolving credit facility	396,917	216,775
Unsecured term loans, net	—	388,354
Non-recourse mortgages, net	985,666	1,185,477
Debt, net	4,401,058	4,265,267
Accounts payable, accrued expenses and other liabilities	245,288	263,053
Below-market rent and other intangible liabilities, net	107,542	113,957
Deferred income taxes	88,871	67,009
Distributions payable	110,972	109,766
Total liabilities	4,953,731	4,819,052
Redeemable noncontrolling interest	965	965
Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 107,200,687 and 106,922,616 shares, respectively, issued and outstanding	107	107
Additional paid-in capital	4,443,374	4,433,573
Distributions in excess of accumulated earnings	(1,132,182)	(1,052,064)
Deferred compensation obligation	36,007	46,656
Accumulated other comprehensive loss	(247,402)	(236,011)
Total stockholders’ equity	3,099,904	3,192,261
Noncontrolling interests	212,100	219,124
Total equity	3,312,004	3,411,385
Total liabilities and equity	$8,266,700	$8,231,402

 See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2018 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Owned Real Estate:
Lease revenues	$162,634	$158,255	$325,847	$314,036
Reimbursable tenant costs	5,733	5,322	11,952	10,543
Operating property revenues	4,865	8,223	12,083	15,203
Lease termination income and other	680	2,247	1,622	3,007
	173,912	174,047	351,504	342,789
Investment Management:
Asset management revenue	17,268	17,966	34,253	35,333
Reimbursable costs from affiliates	5,537	13,479	10,841	39,179
Structuring revenue	4,426	14,330	6,165	18,164
Dealer manager fees	—	1,000	—	4,325
Other advisory revenue	—	706	190	797
	27,231	47,481	51,449	97,798
	201,143	221,528	402,953	440,587
Operating Expenses
Depreciation and amortization	64,337	62,849	130,294	125,279
General and administrative	16,442	17,529	35,025	35,953
Reimbursable tenant and affiliate costs	11,270	18,801	22,793	49,722
Property expenses, excluding reimbursable tenant costs	8,908	10,530	18,807	20,640
Stock-based compensation expense	3,698	3,104	11,917	10,014
Merger and other expenses	2,692	1,000	2,655	1,073
Subadvisor fees	1,855	3,672	3,887	6,392
Restructuring and other compensation	—	7,718	—	7,718
Dealer manager fees and expenses	—	2,788	—	6,082
Impairment charges	—	—	4,790	—
	109,202	127,991	230,168	262,873
Other Income and Expenses
Interest expense	(41,311)	(42,235)	(79,385)	(84,192)
Equity in earnings of equity method investments in the Managed Programs and real estate	12,558	15,728	27,883	31,502
Other gains and (losses)	10,586	(916)	7,823	(400)
	(18,167)	(27,423)	(43,679)	(53,090)
Income before income taxes and gain on sale of real estate	73,774	66,114	129,106	124,624
Provision for income taxes	(6,262)	(2,448)	(260)	(1,143)
Income before gain on sale of real estate	67,512	63,666	128,846	123,481
Gain on sale of real estate, net of tax	11,912	3,465	18,644	3,475
Net Income	79,424	67,131	147,490	126,956
Net income attributable to noncontrolling interests	(3,743)	(2,813)	(6,535)	(5,154)
Net Income Attributable to W. P. Carey	$75,681	$64,318	$140,955	$121,802

Basic Earnings Per Share	$0.70	$0.60	$1.30	$1.13
Diluted Earnings Per Share	$0.70	$0.59	$1.30	$1.13
Weighted-Average Shares Outstanding
Basic	108,059,394	107,668,218	108,058,671	107,615,644
Diluted	108,234,934	107,783,204	108,243,063	107,801,318

Distributions Declared Per Share	$1.020	$1.000	$2.035	$1.995

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2018 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income	$79,424	$67,131	$147,490	$126,956
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(39,815)	27,957	(21,299)	42,707
Realized and unrealized gain (loss) on derivative instruments	14,073	(16,631)	5,681	(22,304)
Change in unrealized (loss) gain on investments	(58)	(73)	370	(326)
	(25,800)	11,253	(15,248)	20,077
Comprehensive Income	53,624	78,384	132,242	147,033

Amounts Attributable to Noncontrolling Interests
Net income	(3,743)	(2,813)	(6,535)	(5,154)
Foreign currency translation adjustments	7,634	(8,675)	3,852	(9,245)
Realized and unrealized loss on derivative instruments	2	8	5	5
Comprehensive loss (income) attributable to noncontrolling interests	3,893	(11,480)	(2,678)	(14,394)
Comprehensive Income Attributable to W. P. Carey	$57,517	$66,904	$129,564	$132,639

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2018 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Six Months Ended June 30, 2018 and 2017
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2018	106,922,616	$107	$4,433,573	$(1,052,064)	$46,656	$(236,011)	$3,192,261	$219,124	$3,411,385
Shares issued upon delivery of vested restricted share awards	276,000	—	(13,565)				(13,565)		(13,565)
Shares issued upon purchases under employee share purchase plan	2,071	—	125				125		125
Delivery of deferred vested shares, net			10,649		(10,649)		—		—
Amortization of stock-based compensation expense			11,917				11,917		11,917
Contributions from noncontrolling interests							—	71	71
Distributions to noncontrolling interests							—	(9,773)	(9,773)
Distributions declared ($2.035 per share)			675	(221,073)			(220,398)		(220,398)
Net income				140,955			140,955	6,535	147,490
Other comprehensive loss:
Foreign currency translation adjustments						(17,447)	(17,447)	(3,852)	(21,299)
Realized and unrealized gain on derivative instruments						5,686	5,686	(5)	5,681
Change in unrealized gain on investments						370	370		370
Balance at June 30, 2018	107,200,687	$107	$4,443,374	$(1,132,182)	$36,007	$(247,402)	$3,099,904	$212,100	$3,312,004

W. P. Carey 6/30/2018 10-Q – 6

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
Six Months Ended June 30, 2018 and 2017
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2017	106,294,162	$106	$4,399,961	$(894,137)	$50,222	$(254,485)	$3,301,667	$123,473	$3,425,140
Shares issued under “at-the-market” offering, net	329,753	1	21,872				21,873		21,873
Acquisition of noncontrolling interest			(1,845)				(1,845)	1,845	—
Shares issued upon delivery of vested restricted share awards	204,964	—	(9,458)				(9,458)		(9,458)
Shares issued upon exercise of stock options and purchases under employee share purchase plan	37,744	—	(1,595)				(1,595)		(1,595)
Delivery of deferred vested shares, net			3,734		(3,734)		—		—
Amortization of stock-based compensation expense			10,014				10,014		10,014
Contributions from noncontrolling interests							—	90,484	90,484
Distributions to noncontrolling interests							—	(11,585)	(11,585)
Distributions declared ($1.995 per share)			1,158	(217,049)	223		(215,668)		(215,668)
Net income				121,802			121,802	5,154	126,956
Other comprehensive income:
Foreign currency translation adjustments						33,462	33,462	9,245	42,707
Realized and unrealized loss on derivative instruments						(22,299)	(22,299)	(5)	(22,304)
Change in unrealized loss on investments						(326)	(326)		(326)
Balance at June 30, 2017	106,866,623	$107	$4,423,841	$(989,384)	$46,711	$(243,648)	$3,237,627	$218,611	$3,456,238

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2018 10-Q – 7

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows — Operating Activities
Net income	$147,490	$126,956
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	132,188	129,178
Investment Management revenue received in shares of Managed REITs and other	(30,793)	(31,879)
Distributions of earnings from equity method investments	28,361	32,590
Equity in earnings of equity method investments in the Managed Programs and real estate	(27,883)	(31,502)
Amortization of rent-related intangibles and deferred rental revenue	23,332	24,753
Gain on sale of real estate	(18,644)	(3,475)
Stock-based compensation expense	11,917	10,014
Deferred income taxes	(8,959)	(6,933)
Straight-line rent adjustments	(7,503)	(8,970)
Impairment charges	4,790	—
Realized and unrealized (gains) losses on foreign currency transactions, derivatives, and other	(4,330)	7,089
Changes in assets and liabilities:
Net changes in other operating assets and liabilities	(24,096)	(5,927)
Deferred structuring revenue received	5,620	9,927
Increase in deferred structuring revenue receivable	(2,576)	(4,064)
Net Cash Provided by Operating Activities	228,914	247,757
Cash Flows — Investing Activities
Purchases of real estate	(269,890)	(6,000)
Proceeds from sales of real estate	77,737	43,809
Funding for real estate construction, redevelopments, and other capital expenditures on owned real estate	(48,888)	(28,519)
Proceeds from repayment of short-term loans to affiliates	37,000	214,495
Funding of short-term loans to affiliates	(10,000)	(48,492)
Return of capital from equity method investments	6,957	3,836
Other investing activities, net	(3,400)	1,859
Capital contributions to equity method investments	(715)	(1,290)
Capital expenditures on corporate assets	(248)	(253)
Net Cash (Used in) Provided by Investing Activities	(211,447)	179,445
Cash Flows — Financing Activities
Repayments of Senior Unsecured Credit Facility	(818,895)	(1,433,091)
Proceeds from issuance of Senior Unsecured Notes	616,355	530,456
Proceeds from Senior Unsecured Credit Facility	592,990	1,009,591
Distributions paid	(219,192)	(214,117)
Prepayments of mortgage principal	(164,908)	(100,647)
Scheduled payments of mortgage principal	(34,338)	(287,813)
Payments for withholding taxes upon delivery of equity-based awards and exercises of stock options	(13,905)	(11,159)
Distributions paid to noncontrolling interests	(9,773)	(11,585)
Payment of financing costs	(4,286)	(12,464)
Other financing activities, net	(3,309)	557
Proceeds from mortgage financing	857	—
Contributions from noncontrolling interests	71	90,484
Proceeds from shares issued under “at-the-market” offering, net of selling costs	—	21,864
Net Cash Used in Financing Activities	(58,333)	(417,924)
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(4,992)	5,217
Net (decrease) increase in cash and cash equivalents and restricted cash	(45,858)	14,495
Cash and cash equivalents and restricted cash, beginning of period	209,676	210,731
Cash and cash equivalents and restricted cash, end of period	$163,818	$225,226

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2018 10-Q – 8

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

Founded in 1973, our shares of common stock are listed on the New York Stock Exchange under the symbol “WPC.”

On June 17, 2018, we, Corporate Property Associates 17 – Global Incorporated, or CPA:17 – Global, a publicly-held, non-listed REIT advised by us, and certain of our subsidiaries entered into an agreement and plan of merger, or Merger Agreement, pursuant to which CPA:17 – Global will merge with and into one of our subsidiaries in exchange for shares of our common stock, or the Proposed Merger (Note 3). On July 27, 2018, we filed a registration statement on Form S-4 with the SEC to register the shares of our common stock to be issued in the Proposed Merger; upon effectiveness of this registration statement, which is currently under review by the SEC, we and CPA:17 – Global intend to mail the joint proxy statement/prospectus contained therein to our respective stockholders in connection with the Proposed Merger. The Proposed Merger and related transactions are subject to a number of closing conditions, including approvals by our stockholders and the stockholders of CPA:17 – Global. If these approvals are obtained and the other closing conditions are met, we currently expect the transaction to close at or around December 31, 2018, although there can be no assurance that the Proposed Merger will occur at such time or at all.

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

Through our TRSs, we also earn revenue as the advisor to publicly owned, non-listed REITs that invested in similar properties, which are sponsored by us under the Corporate Property Associates, or CPA, brand name. At June 30, 2018, we were the advisor to CPA:17 – Global and Corporate Property Associates 18 – Global Incorporated, or CPA:18 – Global. We refer to CPA:17 – Global and CPA:18 – Global together as the CPA REITs.

At June 30, 2018, we were also the advisor to Carey Watermark Investors Incorporated, or CWI 1, and Carey Watermark Investors 2 Incorporated, or CWI 2, two publicly owned, non-listed REITs that invest in lodging and lodging-related properties. We refer to CWI 1 and CWI 2 together as the CWI REITs and, together with the CPA REITs, as the Managed REITs (Note 3).

At June 30, 2018, we were also the advisor to Carey European Student Housing Fund I, L.P., or CESH I, a limited partnership formed for the purpose of developing, owning, and operating student housing properties and similar investments in Europe (Note 3). We refer to the Managed REITs and CESH I collectively as the Managed Programs.

In June 2017, our board of directors, or the Board, approved a plan to exit non-traded retail fundraising activities carried out by our wholly-owned broker-dealer subsidiary, Carey Financial LLC, or Carey Financial, as of June 30, 2017. As a result, we will no longer be raising capital for new or existing funds that we manage, but we do expect to continue managing our existing Managed Programs through the end of their respective life cycles (Note 3).

In August 2017, we resigned as the advisor to Carey Credit Income Fund (known since October 23, 2017 as Guggenheim Credit Income Fund, or GCIF), or CCIF, and by extension, its feeder funds, or the CCIF Feeder Funds, each of which is a business development company, or BDC (Note 3). We refer to CCIF and the CCIF Feeder Funds collectively as the Managed BDCs. The board of trustees of CCIF approved our resignation and appointed CCIF’s subadvisor, Guggenheim Partners Investment Management, LLC, or Guggenheim, as the interim sole advisor to CCIF, effective as of September 11, 2017. The shareholders of CCIF approved Guggenheim’s appointment as sole advisor on a permanent basis on October 20, 2017. The Managed BDCs were included in the Managed Programs prior to our resignation as their advisor. We have retained our initial investment in shares of CCIF (now GCIF), which is included within Other assets, net in the consolidated financial statements (Note 7).

W. P. Carey 6/30/2018 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

Reportable Segments

Owned Real Estate — Lease revenues and equity income (Note 7) from our wholly- and co-owned real estate investments generate the vast majority of our earnings. We invest in commercial properties located primarily in North America and Europe, which are leased to companies, primarily on a triple-net lease basis. We also owned one hotel at June 30, 2018, which is considered an operating property. At June 30, 2018, our owned portfolio was comprised of our full or partial ownership interests in 878 properties, totaling approximately 86.6 million square feet, substantially all of which were net leased to 208 tenants, with a weighted-average lease term of 10.0 years and an occupancy rate of 99.6%.

Investment Management — Through our TRSs, we structure and negotiate investments and debt placement transactions for the Managed Programs, for which we earn structuring revenue, and manage their portfolios of real estate investments, for which we earn asset management revenue. We also earned asset management revenue from CCIF based on the average of its gross assets at fair value through the effective date of our resignation as its advisor. We may earn disposition revenue when we negotiate and structure the sale of properties on behalf of the Managed REITs, and we may also earn incentive revenue and receive other compensation through our advisory agreements with certain of the Managed Programs, including in connection with providing liquidity events for the Managed REITs’ stockholders. In addition, we include equity income generated through our (i) ownership of shares and limited partnership units of the Managed Programs (Note 7) and (ii) special general partner interests in the operating partnerships of the Managed REITs, through which we participate in their cash flows (Note 3), in our Investment Management segment.

At June 30, 2018, the CPA REITs collectively owned all or a portion of 462 properties (including certain properties in which we have an ownership interest), totaling approximately 54.1 million square feet, substantially all of which were net leased to 206 tenants, with an occupancy rate of approximately 99.4%. The Managed Programs also had interests in 167 operating properties, totaling approximately 19.8 million square feet in the aggregate.

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

W. P. Carey 6/30/2018 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

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

At both June 30, 2018 and December 31, 2017, we considered 28 entities to be VIEs, 21 of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in the consolidated balance sheets (in thousands):

	June 30, 2018	December 31, 2017
Land, buildings and improvements	$893,325	$916,001
Net investments in direct financing leases	39,167	40,133
In-place lease and other intangible assets	269,371	268,863
Above-market rent intangible assets	101,919	103,081
Accumulated depreciation and amortization	(265,247)	(251,979)
Total assets	1,077,356	1,118,727

Non-recourse mortgages, net	$115,209	$128,230
Total liabilities	186,648	201,186

At both June 30, 2018 and December 31, 2017, our seven unconsolidated VIEs included our interests in six unconsolidated real estate investments, which we account for under the equity method of accounting, and one unconsolidated entity, which we accounted for at fair value as of June 30, 2018 and under the cost method of accounting as of December 31, 2017 (Note 7), and is included within our Investment Management segment. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities. As of June 30, 2018 and December 31, 2017, the net carrying amount of our investments in these entities was $152.4 million and $152.7 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

At June 30, 2018, we had an investment in a tenancy-in-common interest in various underlying international properties. Consolidation of this investment is not required as such interest does not qualify as a VIE and does not meet the control requirement for consolidation. Accordingly, we account for this investment using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment provides us with significant influence on the operating and financial decisions of this investment.

At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the jointly owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments, nor do we have any legal obligation to fund operating deficits. At June 30, 2018, none of our equity investments had carrying values below zero.

Accounting Policy Update

Distributions from Equity Method Investments — We classify distributions received from equity method investments using the cumulative earnings approach. Distributions received are considered returns on the investment and classified as cash inflows from operating activities. If, however, the investor’s cumulative distributions received, less distributions received in prior periods determined to be returns of investment, exceeds cumulative equity in earnings recognized, the excess is considered a return of investment and is classified as cash inflows from investing activities.

W. P. Carey 6/30/2018 10-Q – 11

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

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$122,430	$162,312
Restricted cash (a)	41,388	47,364
Total cash and cash equivalents and restricted cash	$163,818	$209,676
__________

(a)	Restricted cash is included within Other assets, net on our consolidated balance sheets.

Recent Accounting Pronouncements

Pronouncements Adopted as of June 30, 2018

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

Revenue from contracts under Accounting Standards Codification, or ASC, 606 in our Owned Real Estate segment primarily represented operating property revenues of $4.9 million and $8.2 million for the three months ended June 30, 2018 and 2017, respectively, and $12.1 million and $15.2 million for the six months ended June 30, 2018 and 2017, respectively. Operating property revenues are primarily comprised of revenues from room rentals and from food and beverage services at our hotel operating properties during those periods. We sold one of our two hotels in April 2018 (Note 15). We identified a single performance obligation for each distinct service. Performance obligations are typically satisfied at a point in time, at the time of sale, or at the rendering of the service. Fees are generally determined to be fixed. Payment is typically due immediately following the delivery of the service. Revenue from contracts under ASC 606 from our Investment Management segment is discussed in Note 3.

W. P. Carey 6/30/2018 10-Q – 12

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 intends to reduce diversity in practice for certain cash flow classifications, including, but not limited to (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination, (iii) proceeds from the settlement of insurance claims, and (iv) distributions received from equity method investees. We retrospectively adopted this guidance for our interim and annual periods beginning January 1, 2018. As a result, we reclassified debt extinguishment costs from net cash provided by operating activities to net cash used in financing activities on the consolidated statement of cash flows for the six months ended June 30, 2017. The adoption of ASU 2016-15 did not have a material impact on our consolidated financial statements.

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

W. P. Carey 6/30/2018 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Pronouncements to be Adopted after June 30, 2018

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 modifies the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract, the lessee and the lessor. ASU 2016-02 provides new guidelines that change the accounting for leasing arrangements for lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely equivalent to the current model, with the distinction between operating, sales-type, and direct financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. ASU 2016-02 also replaces existing sale-leaseback guidance with a new model that requires symmetrical accounting between the seller-lessee and buyer-lessor. Additionally, ASU 2016-02 requires lessors to record costs paid directly by a lessee on behalf of a lessor (e.g., real estate taxes and insurance costs) on a gross basis and will require extensive quantitative and qualitative disclosures.

Early application is permitted for all entities. ASU 2016-02 provides two transition methods. The first transition method allows for application of the new model at the beginning of the earliest comparative period presented. Under the second transition method, comparative periods would not be restated, with any cumulative effect adjustments recognized in the opening balance of retained earnings in the period of adoption. In addition, a practical expedient was recently issued by the FASB which allows lessors to combine non-lease components with related lease components if certain conditions are met. Further, in March 2018, the FASB approved, but has not yet finalized or issued, an update to allow lessors to make a policy election to record certain costs (e.g., insurance) paid directly by the lessee net, if the uncertainty regarding these variable amounts is not expected to ultimately be resolved. We will adopt this guidance for our interim and annual periods beginning January 1, 2019 and expect to use the second transition method. ASU 2016-02 is expected to impact our consolidated financial statements as we have certain operating office and land lease arrangements for which we are the lessee and also certain lease arrangements that include common area maintenance services (non-lease components) where we are the lessor. We are evaluating the impact of ASU 2016-02 and have not yet determined if it will have a material impact on our business or our consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess hedge effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. ASU 2017-12 will be effective in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2017-12 on our consolidated financial statements and will adopt the standard for the fiscal year beginning January 1, 2019.

Note 3. Agreements and Transactions with Related Parties

Proposed Merger with CPA:17 – Global

On June 17, 2018, we, CPA:17 – Global, and certain of our subsidiaries entered into the Merger Agreement, pursuant to which CPA:17 – Global will merge with and into one of our subsidiaries in exchange for shares of our common stock, or the Proposed Merger. On July 27, 2018, we filed a registration statement on Form S-4 with the SEC, which is currently under review by the SEC, to register the shares of our common stock to be issued in the Proposed Merger; upon effectiveness, we and CPA:17 – Global intend to mail the joint proxy statement/prospectus contained therein to our respective stockholders in connection with the Proposed Merger. The Proposed Merger and related transactions are subject to a number of closing conditions, including approvals by our stockholders and the stockholders of CPA:17 – Global. If these approvals are obtained and the other closing conditions are met, we currently expect the Proposed Merger to close at or around December 31, 2018, although there can be no assurance that the transaction will close at such time or at all.

W. P. Carey 6/30/2018 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Subject to the terms and conditions contained in the Merger Agreement, at the effective time of the Proposed Merger, each share of CPA:17 – Global common stock issued and outstanding immediately prior to the effective time of the Proposed Merger will be canceled and, in exchange for cancellation of such share, the rights attaching to such share will be converted automatically into the right to receive 0.160 shares of our common stock, which we refer to herein as the Merger Consideration. Each share of CPA:17 – Global common stock owned by us or any of our subsidiaries immediately prior to the effective time of the Proposed Merger will automatically be canceled and retired, and will cease to exist, for no Merger Consideration.

Through June 30, 2018, we have incurred expenses related to the Proposed Merger totaling approximately $3.6 million (including expenses incurred in 2017), which are included in Merger and other expenses in the consolidated financial statements. Further details concerning the Proposed Merger are described in a Form 8-K that we filed with the SEC on June 18, 2018.

Advisory Agreements and Partnership Agreements with the Managed Programs

We have advisory agreements with each of the Managed Programs, pursuant to which we earn fees and are entitled to receive reimbursement for certain fund management expenses. The advisory agreements also entitled us to fees for serving as the dealer manager for the offerings of the Managed Programs. However, we ceased all active non-traded retail fundraising activities as of June 30, 2017 and facilitated the orderly processing of sales for CWI 2 and CESH I until their offerings closed on July 31, 2017, at which point we no longer received dealer manager fees. In addition, we resigned as CCIF’s advisor in August 2017 and our advisory agreement with CCIF was terminated effective as of September 11, 2017, at which point we no longer earned any fees from CCIF. We currently expect to continue to manage all existing Managed Programs through the end of their respective life cycles (Note 1). The advisory agreements with each of the Managed REITs have one-year terms that are currently scheduled to expire on December 31, 2018, and may be renewed for successive periods. The advisory agreement with CESH I, which commenced on June 3, 2016, will continue until terminated pursuant to its terms.

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

W. P. Carey 6/30/2018 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a summary of revenue earned and/or cash received from the Managed Programs for the periods indicated, included in the consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Asset management revenue (a)	$17,268	$17,966	$34,253	$35,333
Distributions of Available Cash	8,776	10,728	19,278	22,521
Reimbursable costs from affiliates (a)	5,537	13,479	10,841	39,179
Structuring revenue (a)	4,426	14,330	6,165	18,164
Interest income on deferred acquisition fees and loans to affiliates	495	432	1,048	1,017
Dealer manager fees (a)	—	1,000	—	4,325
Other advisory revenue (a)	—	706	190	797
	$36,502	$58,641	$71,775	$121,336

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
CPA:17 – Global	$14,553	$23,191	$30,337	$40,262
CPA:18 – Global	11,147	6,116	18,034	14,319
CWI 1	5,643	7,254	12,622	14,111
CWI 2	4,408	9,098	9,445	33,563
CCIF	—	6,049	—	10,990
CESH I	751	6,933	1,337	8,091
	$36,502	$58,641	$71,775	$121,336
__________

(a)	Amounts represent revenues from contracts under ASC 606.

The following table presents a summary of amounts included in Due from affiliates in the consolidated financial statements (in thousands):

	June 30, 2018	December 31, 2017
Short-term loans to affiliates, including accrued interest	$57,919	$84,031
Deferred acquisition fees receivable, including accrued interest	9,473	12,345
Reimbursable costs	4,158	4,315
Asset management fees receivable	2,980	356
Current acquisition fees receivable	1,835	83
Accounts receivable	1,735	4,089
Organization and offering costs	—	89
	$78,100	$105,308

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

W. P. Carey 6/30/2018 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Asset Management Revenue

Under the advisory agreements with the Managed Programs, we earn asset management revenue for managing their investment portfolios. The following table presents a summary of our asset management fee arrangements with the Managed Programs:

Managed Program	Rate	Payable	Description
CPA:17 – Global	0.5% – 1.75%
In shares of its common stock and/or cash, at the option of CPA:17 – Global; payable in shares of its common stock through May 31, 2018; payable in cash effective as of June 1, 2018 in light of the Proposed Merger
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

W. P. Carey 6/30/2018 10-Q – 17

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

W. P. Carey 6/30/2018 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

Reimbursable Costs from Affiliates

During their respective offering periods, the Managed Programs reimbursed us for certain costs that we incurred on their behalf, which consisted primarily of broker-dealer selling commissions, dealer manager fees, organization and offering costs, marketing costs, and annual distribution and shareholder servicing fees, as applicable. As a result of our exit from non-traded retail fundraising activities in June 2017, we ceased raising funds on behalf of the Managed Programs in the third quarter of 2017 and no longer incur these costs. The Managed Programs will continue to reimburse us for certain personnel and overhead costs that we incur on their behalf, a summary of which is presented in the table below:

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

Distributions of Available Cash

We are entitled to receive distributions of up to 10% of the Available Cash (as defined in the respective partnership agreements) from the operating partnerships of each of the Managed REITs, payable quarterly in arrears. We are required to pay 20% and 25% of such distributions to the subadvisors of CWI 1 and CWI 2, respectively.

Back-End Fees and Interests in the Managed Programs

Under our advisory agreements with certain of the Managed Programs, we may also receive compensation in connection with providing liquidity events for their stockholders. For the Managed REITs, the timing and form of such liquidity events are at the discretion of each REIT’s board of directors. Therefore, there can be no assurance as to whether or when any of these back-end fees or interests will be realized. Such back-end fees or interests may include disposition fees, interests in disposition proceeds, and distributions related to ownership of shares or limited partnership units in the Managed Programs.

Other Transactions with Affiliates

Loans to Affiliates

From time to time, our Board has approved the making of secured and unsecured loans from us to certain of the Managed Programs, at our sole discretion, with each loan at a rate equal to the rate at which we are able to borrow funds under our Senior Unsecured Credit Facility (Note 10), generally for the purpose of facilitating acquisitions or for working capital purposes.

W. P. Carey 6/30/2018 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth certain information regarding our loans to affiliates (dollars in thousands):

	Interest Rate at June 30, 2018	Maturity Date at June 30, 2018	Maximum Loan Amount Authorized at June 30, 2018	Principal Outstanding Balance at (a)
Managed Program				June 30, 2018	December 31, 2017
CWI 1 (b)	LIBOR + 1.00%	9/30/2018; 12/31/2018	$100,000	$41,637	$68,637
CESH I (b)	LIBOR + 1.00%	5/3/2019; 5/9/2019	35,000	14,461	14,461
CPA:18 – Global	N/A	N/A	50,000	—	—
CWI 2	N/A	N/A	25,000	—	—
				$56,098	$83,098
__________

(a)	Amounts exclude accrued interest of $1.8 million and $0.9 million at June 30, 2018 and December 31, 2017, respectively.

(b)	LIBOR means London Interbank Offered Rate.

Other

At June 30, 2018, we owned interests ranging from 3% to 90% in jointly owned investments in real estate, including a jointly controlled tenancy-in-common interest in several properties, with the remaining interests generally held by affiliates. In addition, we owned stock of each of the Managed REITs and limited partnership units of CESH I. We consolidate certain of these investments and account for the remainder under the equity method of accounting or at fair value (Note 7).

Note 4. Land, Buildings and Improvements

Land, Buildings and Improvements — Operating Leases

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	June 30, 2018	December 31, 2017
Land	$1,109,427	$1,125,539
Buildings and improvements	4,456,810	4,208,907
Real estate under construction	43,382	39,772
Less: Accumulated depreciation	(671,504)	(613,543)
	$4,938,115	$4,760,675

During the six months ended June 30, 2018, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro decreased by 2.8% to $1.1658 from $1.1993. As a result of this fluctuation in foreign exchange rates, the carrying value of our Land, buildings and improvements subject to operating leases decreased by $44.8 million from December 31, 2017 to June 30, 2018.

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $36.6 million and $35.8 million for the three months ended June 30, 2018 and 2017, respectively, and $73.9 million and $71.2 million for the six months ended June 30, 2018 and 2017, respectively.

Acquisitions of Real Estate

During the six months ended June 30, 2018, we entered into the following investments, which were deemed to be real estate asset acquisitions, at a total cost of $357.3 million, including land of $30.7 million, buildings of $281.0 million (including capitalized acquisition-related costs of $1.7 million), net lease intangibles of $50.6 million, and net other liabilities assumed of $5.0 million:

•	an investment of $6.1 million for a warehouse facility in Sellersburg, Indiana, on February 21, 2018;

•	an investment of $79.1 million for one warehouse facility in Waukesha, Wisconsin, and two retail facilities in Appleton and Madison, Wisconsin, on March 15, 2018;

W. P. Carey 6/30/2018 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

•
an investment of $85.5 million for a manufacturing facility in Bessemer, Alabama, on June 5, 2018; the property was acquired as part of a nonmonetary transaction in exchange for 23 manufacturing facilities in various locations in the United States and Canada leased to the same tenant; this swap was recorded based on the fair value of the property acquired and was a non-cash investing activity (Note 15); and

•
an investment of $186.6 million for 14 logistics facilities and one office building in various locations in Denmark on June 28, 2018. In addition, we recorded an estimated deferred tax liability of $33.2 million, with a corresponding increase to the asset value, since we assumed the tax basis of the acquired portfolio.

The acquired net lease intangibles are comprised of in-place lease intangible assets totaling $50.1 million, which have a weighted-average expected life of 22.4 years, and an above-market rent intangible asset of $0.5 million, which has an expected life of 14.3 years.

Dollar amounts are based on the exchange rates of the foreign currencies on the dates of activity, as applicable.

Real Estate Under Construction

During the six months ended June 30, 2018, we capitalized real estate under construction totaling $34.5 million. The number of construction projects in progress with balances included in real estate under construction was four and five as of June 30, 2018 and December 31, 2017, respectively. Aggregate unfunded commitments totaled approximately $131.6 million and $147.9 million as of June 30, 2018 and December 31, 2017, respectively.

During the six months ended June 30, 2018, we completed the following construction projects, at a total cost of $38.2 million, of which $23.8 million was capitalized during 2017:

•	an expansion project at an education facility in Houston, Texas, in January 2018 at a cost totaling $21.1 million, including capitalized interest;

•	a build-to-suit project for an industrial facility in Zawiercie, Poland, in April 2018 at a cost totaling $11.4 million, including capitalized interest;

•	a renovation project at two industrial facilities in Albemarle and Old Fort, North Carolina, in April 2018 at a cost totaling $2.2 million; and

•	a renovation project at an industrial facility in Chicago, Illinois, in June 2018 at a cost totaling $3.5 million.

During the six months ended June 30, 2018, we committed to fund an aggregate of $20.0 million (based on the exchange rate of the euro at June 30, 2018) for an expansion project for an existing tenant at a warehouse facility in Rotterdam, the Netherlands. We currently expect to complete the project in the third quarter of 2019.

Dollar amounts are based on the exchange rates of the foreign currencies on the dates of activity, as applicable.

Dispositions of Properties

During the six months ended June 30, 2018, we sold five properties and completed a nonmonetary transaction, which included the disposition of 23 properties in exchange for the acquisition of one property (as described in Acquisitions of Real Estate above), all of which were classified as Land, buildings and improvements subject to operating leases. As a result, the carrying value of our Land, buildings and improvements subject to operating leases decreased by $86.3 million from December 31, 2017 to June 30, 2018.

Future Dispositions of Real Estate

As of June 30, 2018, one of our tenants had exercised its option to repurchase the property it is leasing for $8.0 million, but there can be no assurance that such repurchase will be completed. At June 30, 2018, this property had an aggregate asset carrying value of $6.1 million.

W. P. Carey 6/30/2018 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

Land, Buildings and Improvements — Operating Properties

At June 30, 2018 and December 31, 2017, Land, buildings and improvements attributable to operating properties consisted of our investments in one hotel and two hotels, respectively. In April 2018, we sold one hotel, and as a result, the carrying value of our Land, buildings and improvements attributable to operating properties decreased by $33.2 million from December 31, 2017 to June 30, 2018 (Note 15). Below is a summary of our Land, buildings and improvements attributable to operating properties (in thousands):

	June 30, 2018	December 31, 2017
Land	$3,874	$6,041
Buildings and improvements	38,413	77,006
Less: Accumulated depreciation	(7,493)	(16,419)
	$34,794	$66,628

Depreciation expense on our buildings and improvements attributable to operating properties was $0.4 million and $1.1 million for the three months ended June 30, 2018 and 2017, respectively, and $1.5 million and $2.1 million for the six months ended June 30, 2018 and 2017, respectively.

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

Net Investments in Direct Financing Leases

Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $16.9 million and $16.3 million for the three months ended June 30, 2018 and 2017, respectively, and $34.1 million and $32.5 million for the six months ended June 30, 2018 and 2017, respectively.

During the six months ended June 30, 2018, the U.S. dollar strengthened against the euro, resulting in a $11.2 million decrease in the carrying value of Net investments in direct financing leases from December 31, 2017 to June 30, 2018. During the six months ended June 30, 2018, we sold a property accounted for as a direct financing lease that had a net carrying value of $5.1 million.

Note Receivable

At June 30, 2018 and December 31, 2017, we had a note receivable with an outstanding balance of $9.6 million and $10.0 million, respectively, representing the expected future payments under a sales type lease, which was included in Other assets, net in the consolidated financial statements. Earnings from our note receivable are included in Lease termination income and other in the consolidated financial statements.

Deferred Acquisition Fees Receivable

As described in Note 3, we earn revenue in connection with structuring and negotiating investments and related mortgage financing for the CPA REITs. A portion of this revenue is due in equal annual installments over three years. Unpaid deferred installments, including accrued interest, from the CPA REITs were included in Due from affiliates in the consolidated financial statements.

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. At both June 30, 2018 and December 31, 2017, none of the balances of our finance receivables were past due. There were no material modifications of finance receivables during the six months ended June 30, 2018.

W. P. Carey 6/30/2018 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

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

A summary of our finance receivables by internal credit quality rating, excluding our deferred acquisition fees receivable, is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
1 - 3	26	24	$631,831	$608,101
4	6	8	83,394	123,477
5	—	—	—	—
			$715,225	$731,578

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

Goodwill within our Owned Real Estate segment decreased by $1.9 million during the six months ended June 30, 2018 due to foreign currency translation adjustments, from $580.4 million as of December 31, 2017 to $578.5 million as of June 30, 2018. Goodwill within our Investment Management segment was $63.6 million as of June 30, 2018, unchanged from December 31, 2017.

W. P. Carey 6/30/2018 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$18,755	$(9,265)	$9,490	$18,649	$(7,862)	$10,787
Trade name	3,975	(798)	3,177	3,975	(401)	3,574
	22,730	(10,063)	12,667	22,624	(8,263)	14,361
Lease Intangibles:
In-place lease	1,208,904	(462,113)	746,791	1,194,055	(421,686)	772,369
Above-market rent	631,977	(302,227)	329,750	640,480	(276,110)	364,370
Below-market ground lease	18,379	(2,060)	16,319	18,936	(1,855)	17,081
	1,859,260	(766,400)	1,092,860	1,853,471	(699,651)	1,153,820
Indefinite-Lived Goodwill and Intangible Assets
Goodwill	642,060	—	642,060	643,960	—	643,960
Below-market ground lease	958	—	958	985	—	985
	643,018	—	643,018	644,945	—	644,945
Total intangible assets	$2,525,008	$(776,463)	$1,748,545	$2,521,040	$(707,914)	$1,813,126

Finite-Lived Intangible Liabilities
Below-market rent	$(133,535)	$52,530	$(81,005)	$(135,704)	$48,657	$(87,047)
Above-market ground lease	(13,176)	3,350	(9,826)	(13,245)	3,046	(10,199)
	(146,711)	55,880	(90,831)	(148,949)	51,703	(97,246)
Indefinite-Lived Intangible Liabilities
Below-market purchase option	(16,711)	—	(16,711)	(16,711)	—	(16,711)
Total intangible liabilities	$(163,422)	$55,880	$(107,542)	$(165,660)	$51,703	$(113,957)

Net amortization of intangibles, including the effect of foreign currency translation, was $39.0 million and $38.0 million for the three months ended June 30, 2018 and 2017, respectively, and $77.7 million and $75.7 million for the six months ended June 30, 2018 and 2017, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues; amortization of internal-use software development, trade name, and in-place lease intangibles is included in Depreciation and amortization; and amortization of above-market ground lease and below-market ground lease intangibles is included in Property expenses, excluding reimbursable tenant costs.

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

W. P. Carey 6/30/2018 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

The following table presents Equity in earnings of equity method investments in the Managed Programs and real estate, which represents our proportionate share of the income or losses of these investments, as well as certain adjustments related to amortization of basis differences related to purchase accounting adjustments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Distributions of Available Cash (Note 3)	$8,776	$10,728	$19,278	$22,521
Proportionate share of equity in earnings of equity investments in the Managed Programs	1,167	1,603	3,030	3,802
Amortization of basis differences on equity method investments in the Managed Programs	(914)	(324)	(1,312)	(614)
Total equity in earnings of equity method investments in the Managed Programs	9,029	12,007	20,996	25,709
Equity in earnings of equity method investments in real estate	4,084	4,216	7,987	7,160
Amortization of basis differences on equity method investments in real estate	(555)	(495)	(1,100)	(1,367)
Total equity in earnings of equity method investments in real estate	3,529	3,721	6,887	5,793
Equity in earnings of equity method investments in the Managed Programs and real estate	$12,558	$15,728	$27,883	$31,502

Managed Programs

We own interests in the Managed Programs and account for these interests under the equity method because, as their advisor, we do not exert control over, but we do have the ability to exercise significant influence on, the Managed Programs. Operating results of the Managed Programs are included in the Investment Management segment.

The following table sets forth certain information about our investments in the Managed Programs (dollars in thousands):

	% of Outstanding Interests Owned at		Carrying Amount of Investment at
Fund	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
CPA:17 – Global (a)	4.571%	4.186%	$133,843	$125,676
CPA:17 – Global operating partnership	0.009%	0.009%	—	—
CPA:18 – Global (a)	3.000%	2.540%	33,008	28,433
CPA:18 – Global operating partnership	0.034%	0.034%	209	209
CWI 1 (a)	2.597%	2.119%	33,095	26,810
CWI 1 operating partnership	0.015%	0.015%	186	186
CWI 2 (a)	2.304%	1.786%	21,018	16,495
CWI 2 operating partnership	0.015%	0.015%	300	300
CESH I (b)	2.430%	2.430%	3,666	3,299
			$225,325	$201,408
__________

(a)
During 2018, we received asset management revenue from the Managed REITs in shares of their common stock, which increased our ownership percentage in each of the Managed REITs. Effective as of June 1, 2018, we began receiving asset management revenue from CPA:17 – Global in cash in light of the Proposed Merger (Note 3).

(b)	Investment is accounted for at fair value.

CPA:17 – Global — We received distributions from this investment during the six months ended June 30, 2018 and 2017 of $4.9 million and $4.0 million, respectively. We received distributions from our investment in the CPA:17 – Global operating partnership during the six months ended June 30, 2018 and 2017 of $11.4 million and $13.8 million, respectively (Note 3).

W. P. Carey 6/30/2018 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

CPA:18 – Global — The carrying value of our investment in CPA:18 – Global at June 30, 2018 includes asset management fees receivable, for which 119,695 shares of CPA:18 – Global Class A common stock were issued during the third quarter of 2018. We received distributions from this investment during the six months ended June 30, 2018 and 2017 of $1.2 million and $0.7 million, respectively. We received distributions from our investment in the CPA:18 – Global operating partnership during the six months ended June 30, 2018 and 2017 of $4.7 million and $3.9 million, respectively (Note 3).

CWI 1 — The carrying value of our investment in CWI 1 at June 30, 2018 includes asset management fees receivable, for which 113,184 shares of CWI 1 common stock were issued during the third quarter of 2018. We received distributions from this investment during the six months ended June 30, 2018 and 2017 of $0.9 million and $0.5 million, respectively. We received distributions from our investment in the CWI 1 operating partnership during the six months ended June 30, 2018 and 2017 of $1.0 million and $3.2 million, respectively (Note 3).

CWI 2 — The carrying value of our investment in CWI 2 at June 30, 2018 includes asset management fees receivable, for which 78,215 shares of CWI 2 Class A common stock were issued during the third quarter of 2018. We received distributions from this investment during the six months ended June 30, 2018 and 2017 of $0.5 million and $0.1 million, respectively. We received distributions from our investment in the CWI 2 operating partnership during the six months ended June 30, 2018 and 2017 of $2.2 million and $1.6 million, respectively (Note 3).

CESH I — Under the limited partnership agreement we have with CESH I, we paid all organization and offering costs on behalf of CESH I, and instead of being reimbursed by CESH I for actual costs incurred, we received limited partnership units of CESH I equal to 2.5% of its gross offering proceeds (Note 3). In connection with the end of active fundraising by Carey Financial on June 30, 2017, we facilitated the orderly processing of sales in the CESH I offering through July 31, 2017, which then closed its offering on that date (Note 3). We have elected to account for our investment in CESH I at fair value by selecting the equity method fair value option available under GAAP. We record our investment in CESH I on a one quarter lag; therefore, the balance of our equity method investment in CESH I recorded as of June 30, 2018 is based on the estimated fair value of our equity method investment in CESH I as of March 31, 2018. We did not receive distributions from this investment during the six months ended June 30, 2018 or 2017.

CCIF — In August 2017, we resigned as the advisor to CCIF, effective as of September 11, 2017 (Note 1). As such, we reclassified our investment in CCIF (known since October 23, 2017 as GCIF) from Equity investments in the Managed Programs and real estate to Other assets, net in our consolidated balance sheets and accounted for it under the cost method, since we no longer shared decision-making responsibilities with the third-party investment partner. Following our adoption of ASU 2016-01, effective January 1, 2018 (Note 2), we account for our investment in GCIF at fair value. Our investment in GCIF had a carrying value of $23.8 million and $23.3 million at June 30, 2018 and December 31, 2017, respectively, and is included in our Investment Management segment. We received distributions from our equity method investment in CCIF during the six months ended June 30, 2017 of $0.5 million. Following our resignation as the advisor to CCIF in the third quarter of 2017, distributions of earnings from GCIF are recorded within Other gains and (losses) in the consolidated financial statements.

At June 30, 2018 and December 31, 2017, the aggregate unamortized basis differences on our equity investments in the Managed Programs were $66.4 million and $55.2 million, respectively.

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

W. P. Carey 6/30/2018 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth our ownership interests in our equity investments in real estate, excluding the Managed Programs, and their respective carrying values (dollars in thousands):

			Carrying Value at
Lessee	Co-owner	Ownership Interest	June 30, 2018	December 31, 2017
The New York Times Company (a)	CPA:17 – Global	45%	$69,115	$69,401
Frontier Spinning Mills, Inc.	CPA:17 – Global	40%	24,085	24,153
Beach House JV, LLC (b)	Third Party	N/A	15,105	15,105
ALSO Actebis GmbH (c)	CPA:17 – Global	30%	11,564	12,009
Jumbo Logistiek Vastgoed B.V. (c) (d)	CPA:17 – Global	15%	9,670	10,661
Wagon Automotive GmbH (c)	CPA:17 – Global	33%	7,700	8,386
Wanbishi Archives Co. Ltd. (e)	CPA:17 – Global	3%	1,058	334
			$138,297	$140,049
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

(d)
This investment represents a tenancy-in-common interest, whereby the property is encumbered by the debt for which we are jointly and severally liable. The co-obligor is CPA:17 – Global and the amount due under the arrangement was approximately $73.3 million at June 30, 2018. Of this amount, $11.0 million represents the amount we are liable for and is included within the carrying value of the investment at June 30, 2018.

(e)
The carrying value of this investment is affected by fluctuations in the exchange rate of the yen. In January 2018, we contributed $0.7 million to this jointly owned investment in connection with the repayment of the non-recourse mortgage loan encumbering the investment.

We received aggregate distributions of $8.6 million and $8.1 million from our other unconsolidated real estate investments for the six months ended June 30, 2018 and 2017, respectively.

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

W. P. Carey 6/30/2018 10-Q – 27

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

Equity Investment in CESH I — We have elected to account for our investment in CESH I, which is included in Equity investments in the Managed Programs and real estate in the consolidated financial statements, at fair value by selecting the equity method fair value option available under GAAP (Note 7). We classified this investment as Level 3 because we primarily used valuation models that incorporate unobservable inputs to determine its fair value.

Equity Investment in GCIF — We account for our investment in GCIF, which is included in Other assets, net in the consolidated financial statements, at fair value (Note 7). We classified this investment as Level 2 because we used a quoted price from an inactive market to determine its fair value.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the six months ended June 30, 2018 or 2017. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements, except for gains and losses recognized on our equity investment in CESH I, which are reported within Other comprehensive (loss) income.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		June 30, 2018		December 31, 2017
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Unsecured Notes, net (a) (b) (c)	2	$3,018,475	$3,082,974	$2,474,661	$2,588,032
Non-recourse mortgages, net (a) (b) (d)	3	985,666	984,992	1,185,477	1,196,399
Note receivable (d)	3	9,637	9,312	9,971	9,639
__________

(a)
The carrying value of Senior Unsecured Notes, net (Note 10) includes unamortized deferred financing costs of $17.4 million and $14.7 million at June 30, 2018 and December 31, 2017, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of $1.0 million at both June 30, 2018 and December 31, 2017.

(b)
The carrying value of Senior Unsecured Notes, net includes unamortized discount of $12.8 million and $9.9 million at June 30, 2018 and December 31, 2017, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $1.9 million and $1.7 million at June 30, 2018 and December 31, 2017, respectively.

(c)	We determined the estimated fair value of the Senior Unsecured Notes using observed market prices in an open market with limited trading volume.

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

We estimated that our other financial assets and liabilities, including amounts outstanding under our Senior Unsecured Credit Facility (Note 10) but excluding net investments in direct financing leases, had fair values that approximated their carrying values at both June 30, 2018 and December 31, 2017.

W. P. Carey 6/30/2018 10-Q – 28

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

During the six months ended June 30, 2018, we recognized impairment charges totaling $4.8 million on two properties in order to reduce the carrying values of the properties to their estimated fair values, which was $3.9 million in each case. We recognized an impairment charge of $3.8 million on one of those properties due to a tenant bankruptcy and likely vacancy, and the fair value measurement for the property was determined by estimating discounted cash flows using market rent assumptions. We recognized an impairment charge of $1.0 million on the other property due to a lease expiration and resulting vacancy, and the fair value measurement for the property approximated its estimated selling price.

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

W. P. Carey 6/30/2018 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)

the net settlement of the derivative is reported in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. The ineffective portion of the change in fair value of any derivative is immediately recognized in earnings.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both June 30, 2018 and December 31, 2017, no cash collateral had been posted nor received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Foreign currency forward contracts	Other assets, net	$15,039	$12,737	$—	$—
Foreign currency collars	Other assets, net	5,899	4,931	—	—
Interest rate swaps	Other assets, net	1,359	523	—	—
Interest rate cap	Other assets, net	6	20	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(3,938)	(6,805)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(305)	(1,108)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	3,886	3,685	—	—
Interest rate swap (a)	Other assets, net	20	19	—	—
Total derivatives		$26,209	$21,915	$(4,243)	$(7,913)
__________

(a)	This interest rate swap does not qualify for hedge accounting; however, it does protect against fluctuations in interest rates related to the underlying variable-rate debt.

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive (Loss) Income (Effective Portion) (a)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2018	2017	2018	2017
Foreign currency collars	$9,999	$(8,146)	$3,850	$(10,604)
Foreign currency forward contracts	3,306	(8,034)	142	(11,670)
Interest rate swaps	414	(20)	1,420	529
Interest rate cap	(4)	(15)	(11)	(9)
Derivatives in Net Investment Hedging Relationships (b)
Foreign currency forward contracts	1,913	(195)	2,316	(4,176)
Total	$15,628	$(16,410)	$7,717	$(25,930)

W. P. Carey 6/30/2018 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive (Loss) Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Foreign currency forward contracts	Other gains and (losses)	$1,622	$1,692	$2,804	$3,882
Foreign currency collars	Other gains and (losses)	167	1,164	574	2,419
Interest rate swaps and cap	Interest expense	(40)	(340)	(251)	(738)
Total		$1,749	$2,516	$3,127	$5,563
__________

(a)
Excludes net gains of $0.4 million and net losses of $0.4 million recognized on unconsolidated jointly owned investments for the three months ended June 30, 2018 and 2017, respectively, and net gains of $0.3 million and net losses of $0.6 million for the six months ended June 30, 2018 and 2017, respectively.

(b)	The effective portion of the changes in fair value of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive (loss) income.

Amounts reported in Other comprehensive (loss) income related to interest rate swaps will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive (loss) income related to foreign currency derivative contracts will be reclassified to Other gains and (losses) when the hedged foreign currency contracts are settled. As of June 30, 2018, we estimate that an additional $0.2 million and $9.2 million will be reclassified as interest expense and other gains, respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Foreign currency collars	Other gains and (losses)	$557	$(407)	$320	$(493)
Stock warrants	Other gains and (losses)	(67)	67	201	(335)
Interest rate swaps	Other gains and (losses)	2	—	7	9
Foreign currency forward contracts	Other gains and (losses)	—	—	(125)	—
Derivatives in Cash Flow Hedging Relationships (a)
Interest rate swaps	Interest expense	63	141	213	302
Foreign currency collars	Other gains and (losses)	25	2	(21)	2
Foreign currency forward contracts	Other gains and (losses)	—	(63)	—	(61)
Total		$580	$(260)	$595	$(576)
__________

(a)	Relates to the ineffective portion of the hedging relationship.

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

W. P. Carey 6/30/2018 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)

variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The interest rate swaps and cap that our consolidated subsidiaries had outstanding at June 30, 2018 are summarized as follows (currency in thousands):

	Number of Instruments	Notional Amount		Fair Value at June 30, 2018 (a)
Interest Rate Derivatives
Designated as Cash Flow Hedging Instruments
Interest rate swaps	10	92,739	USD	$1,054
Interest rate cap	1	30,167	EUR	6
Not Designated as Cash Flow Hedging Instruments
Interest rate swap (b)	1	2,782	USD	20
				$1,080
__________

(a)	Fair value amounts are based on the exchange rate of the euro at June 30, 2018, as applicable.

(b)	This interest rate swap does not qualify for hedge accounting; however, it does protect against fluctuations in interest rates related to the underlying variable-rate debt.

Foreign Currency Forward Contracts and Collars

We are exposed to foreign currency exchange rate movements, primarily in the euro and, to a lesser extent, the British pound sterling, the Danish krone, the Australian dollar, and certain other currencies. We manage foreign currency exchange rate movements by generally having our debt service obligations in the same local currencies as our rental revenues. This reduces our overall exposure to the net cash flow. However, we are subject to foreign currency exchange rate movements to the extent that there is a difference in the timing and amount of the rental obligation and the debt service. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other gains and (losses) in the consolidated financial statements.

In order to hedge certain of our foreign currency net cash flow exposures, we enter into foreign currency forward contracts and collars. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. Our foreign currency forward contracts and foreign currency collars have maturities of 77 months or less.

The following table presents the foreign currency derivative contracts we had outstanding at June 30, 2018, which were designated as cash flow hedges (currency in thousands):

	Number of Instruments	Notional Amount		Fair Value at June 30, 2018
Foreign Currency Derivatives
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	16	55,077	EUR	$10,530
Foreign currency collars	31	40,750	GBP	4,394
Foreign currency collars	31	102,775	EUR	(2,433)
Foreign currency forward contracts	6	7,565	AUD	521
Foreign currency forward contracts	2	1,070	GBP	271
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	2	68,999	AUD	3,717
				$17,000

W. P. Carey 6/30/2018 10-Q – 32

Notes to Consolidated Financial Statements (Unaudited)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of June 30, 2018. At June 30, 2018, our total credit exposure and the maximum exposure to any single counterparty was $19.7 million and $14.5 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At June 30, 2018, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $4.3 million and $8.1 million at June 30, 2018 and December 31, 2017, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at June 30, 2018 or December 31, 2017, we could have been required to settle our obligations under these agreements at their aggregate termination value of $4.5 million and $8.4 million, respectively.

Net Investment Hedges

We have had three issuances of euro-denominated senior notes, each with a principal amount of €500.0 million, which we refer to as the 2.0% Senior Notes, 2.25% Senior Notes, and 2.125% Senior Notes (Note 10). The 2.0% Senior Notes, 2.25% Senior Notes, and a portion of the 2.125% Senior Notes are designated as, and are effective as, economic hedges of our net investments in foreign entities. Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our euro borrowings under our 2.0% Senior Notes, 2.25% Senior Notes, and a portion of our 2.125% Senior Notes related to changes in spot rates will be reported in the same manner as foreign currency translation adjustments, which are recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment.

At June 30, 2018, we also had foreign currency forward contracts that were designated as net investment hedges, as discussed in “Derivative Financial Instruments” above.

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

As of December 31, 2017, we had drawn down our Unsecured Term Loans in full. On March 7, 2018, we repaid and terminated our Unsecured Term Loans in full for €325.0 million (equivalent to $403.6 million), using a portion of the proceeds from the issuance of the 2.125% Senior Notes, as described below. In connection with the repayments, we recognized a non-cash loss on extinguishment of debt of $1.4 million, which was included in Other gains and (losses) in the consolidated financial statements.

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

W. P. Carey 6/30/2018 10-Q – 33

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2018, our Unsecured Revolving Credit Facility had unused capacity of $1.1 billion. We incur a facility fee of 0.20% of the total commitment on our Unsecured Revolving Credit Facility.

The following table presents a summary of our Senior Unsecured Credit Facility (dollars in thousands):

	Interest Rate at June 30, 2018 (a)	Maturity Date at June 30, 2018	Principal Outstanding Balance at
Senior Unsecured Credit Facility			June 30, 2018	December 31, 2017
Unsecured Revolving Credit Facility:
Unsecured Revolving Credit Facility — borrowing in euros (b)	EURIBOR + 1.00%	2/22/2021	$201,917	$111,775
Unsecured Revolving Credit Facility — borrowing in U.S. dollars	LIBOR + 1.00%	2/22/2021	195,000	105,000
			396,917	216,775
Unsecured Term Loans (c):
Term Loan — borrowing in euros (d)	N/A	N/A	—	283,425
Delayed Draw Term Loan — borrowing in euros	N/A	N/A	—	106,348
			—	389,773
			$396,917	$606,548
__________

(a)	The applicable interest rate at June 30, 2018 was based on the credit rating for our Senior Unsecured Notes of BBB/Baa2.

(b)	EURIBOR means Euro Interbank Offered Rate.

(c)	On March 7, 2018, we repaid and terminated our Unsecured Term Loans in full, as described above.

(d)	Balance excludes unamortized discount of $1.2 million and unamortized deferred financing costs of $0.2 million at December 31, 2017.

Senior Unsecured Notes

As set forth in the table below, we have senior unsecured notes outstanding with an aggregate principal balance outstanding of $3.0 billion at June 30, 2018. We refer to these notes collectively as the Senior Unsecured Notes. On March 6, 2018, we completed a public offering of €500.0 million of 2.125% Senior Notes, at a price of 99.324% of par value, issued by our wholly owned subsidiary, WPC Eurobond B.V., which are guaranteed by us. These 2.125% Senior Notes have a nine-year term and are scheduled to mature on April 15, 2027.

Interest on the Senior Unsecured Notes is payable annually in arrears for our euro-denominated notes and semi-annually for U.S. dollar-denominated notes. The Senior Unsecured Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 30 to 35 basis points. The following table presents a summary of our Senior Unsecured Notes outstanding at June 30, 2018 (currency in millions):

				Original Issue Discount	Effective Interest Rate			Principal Outstanding Balance at
Senior Unsecured Notes, net (a)	Issue Date	Principal Amount	Price of Par Value			Coupon Rate	Maturity Date	June 30, 2018	December 31, 2017
2.0% Senior Notes	1/21/2015	€500.0	99.220%	$4.6	2.107%	2.0%	1/20/2023	$582.9	$599.7
4.6% Senior Notes	3/14/2014	$500.0	99.639%	$1.8	4.645%	4.6%	4/1/2024	500.0	500.0
2.25% Senior Notes	1/19/2017	€500.0	99.448%	$2.9	2.332%	2.25%	7/19/2024	582.9	599.7
4.0% Senior Notes	1/26/2015	$450.0	99.372%	$2.8	4.077%	4.0%	2/1/2025	450.0	450.0
4.25% Senior Notes	9/12/2016	$350.0	99.682%	$1.1	4.290%	4.25%	10/1/2026	350.0	350.0
2.125% Senior Notes	3/6/2018	€500.0	99.324%	$4.2	2.208%	2.125%	4/15/2027	582.9	—
								$3,048.7	$2,499.4
__________

(a)
Aggregate balance excludes unamortized deferred financing costs totaling $17.4 million and $14.7 million, and unamortized discount totaling $12.8 million and $9.9 million, at June 30, 2018 and December 31, 2017, respectively.

W. P. Carey 6/30/2018 10-Q – 34

Notes to Consolidated Financial Statements (Unaudited)

Proceeds from the issuances of each of these notes were used primarily to partially pay down the amounts then outstanding under the senior unsecured credit facility that we had in place at that time and/or to repay certain non-recourse mortgage loans. In connection with the offering of the 2.125% Senior Notes in March 2018, we incurred financing costs totaling $4.3 million during the six months ended June 30, 2018, which are included in Senior Unsecured Notes, net in the consolidated financial statements and are being amortized to Interest expense over the term of the 2.125% Senior Notes.

Covenants

The Credit Agreement and each of the Senior Unsecured Notes include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. The Credit Agreement also contains various customary affirmative and negative covenants applicable to us and our subsidiaries, subject to materiality and other qualifications, baskets, and exceptions as outlined in the Credit Agreement. We were in compliance with all of these covenants at June 30, 2018.

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

Non-Recourse Mortgages

At June 30, 2018, our non-recourse mortgage notes payable bore interest at fixed annual rates ranging from 2.0% to 7.8% and variable contractual annual rates ranging from 3.3% to 6.9%, with maturity dates ranging from July 2018 to June 2027.

Repayments During the Six Months Ended June 30, 2018

During the six months ended June 30, 2018, we prepaid non-recourse mortgage loans totaling $164.9 million, including $12.5 million encumbering properties that were disposed of during the six months ended June 30, 2018. Amounts are based on the exchange rate of the related foreign currency as of the date of repayment, as applicable. In addition, during the six months ended June 30, 2018, we repaid a non-recourse mortgage loan at maturity with a principal balance of approximately $9.5 million. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 2.5%.

Repayments During the Six Months Ended June 30, 2017

In January 2017, we repaid two international non-recourse mortgage loans at maturity with an aggregate principal balance of approximately $243.8 million encumbering a German investment (comprised of certain properties leased to Hellweg Die Profi-Baumärkte GmbH & Co. KG), which is jointly owned with our affiliate, CPA:17 – Global. In connection with this repayment, CPA:17 – Global contributed $90.3 million, which was accounted for as a contribution from a noncontrolling interest. Amounts are based on the exchange rate of the euro as of the date of repayment. The weighted-average interest rate for these mortgage loans on the date of repayment was 5.4%. During the six months ended June 30, 2017, we repaid additional non-recourse mortgage loans at maturity with an aggregate principal balance of approximately $16.8 million.

During the six months ended June 30, 2017, we prepaid non-recourse mortgage loans totaling $100.6 million, including $18.5 million encumbering a property that was sold in January 2017. Amounts are based on the exchange rate of the related foreign currency as of the date of repayment, as applicable. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of prepayment was 5.3%.

W. P. Carey 6/30/2018 10-Q – 35

Notes to Consolidated Financial Statements (Unaudited)

Foreign Currency Exchange Rate Impact

During the six months ended June 30, 2018, the U.S. dollar strengthened against the euro, resulting in an aggregate decrease of $55.8 million in the aggregate carrying values of our Non-recourse mortgages, net, Senior Unsecured Credit Facility, and Senior Unsecured Notes, net from December 31, 2017 to June 30, 2018.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2018, each of the next four calendar years following December 31, 2018, and thereafter through 2027 are as follows (in thousands):

Years Ending December 31,	Total (a)
2018 (remainder)	$54,925
2019	94,524
2020	221,023
2021	556,381
2022	240,755
Thereafter through 2027	3,266,523
Total principal payments	4,434,131
Unamortized deferred financing costs	(18,430)
Unamortized discount, net (b)	(14,643)
Total	$4,401,058
__________

(a)	Certain amounts are based on the applicable foreign currency exchange rate at June 30, 2018.

(b)
Represents the unamortized discount on the Senior Unsecured Notes of $12.8 million in aggregate and unamortized discount of $1.9 million in aggregate primarily resulting from the assumption of property-level debt in connection with business combinations completed in prior years.

Note 11. Commitments and Contingencies

At June 30, 2018, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 12. Restructuring and Other Compensation

Expenses Recorded During 2017

In June 2017, our Board approved a plan to exit all non-traded retail fundraising activities carried out by our wholly-owned broker-dealer subsidiary, Carey Financial, as of June 30, 2017 (Note 1). As a result, we incurred non-recurring charges to exit our fundraising activities, consisting primarily of severance costs. During the six months ended June 30, 2017, we recorded $7.1 million of severance and benefits and $0.6 million of other related costs, which are all included in Restructuring and other compensation in the consolidated financial statements.

W. P. Carey 6/30/2018 10-Q – 36

Notes to Consolidated Financial Statements (Unaudited)

Note 13. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain several stock-based compensation plans, which are more fully described in the 2017 Annual Report. There have been no significant changes to the terms and conditions of any of our stock-based compensation plans or arrangements during the six months ended June 30, 2018. During the six months ended June 30, 2018 and 2017, we recorded stock-based compensation expense of $11.9 million and $10.0 million, respectively. Approximately $4.2 million of the stock-based compensation expense recorded during the six months ended June 30, 2018 was attributable to the modification of restricted share units, or RSUs, and performance share units, or PSUs, in connection with the retirement of our former chief executive officer.

Restricted and Conditional Awards

Nonvested restricted share awards, or RSAs, RSUs, and PSUs at June 30, 2018 and changes during the six months ended June 30, 2018 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2018	324,339	$61.43	281,299	$74.57
Granted (a)	123,812	64.37	75,864	75.81
Vested (b)	(168,699)	61.90	(66,632)	76.96
Forfeited	(2,916)	61.71	(3,098)	76.49
Adjustment (c)	—	—	35,499	75.36
Nonvested at June 30, 2018 (d)	276,536	$62.46	322,932	$78.69
__________

(a)
The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing (i) a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period and (ii) future financial performance projections. To estimate the fair value of PSUs granted during the six months ended June 30, 2018, we used a risk-free interest rate of 2.2%, an expected volatility rate of 17.2%, and assumed a dividend yield of zero.

(b)
The grant date fair value of shares vested during the six months ended June 30, 2018 was $15.6 million. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At June 30, 2018 and December 31, 2017, we had an obligation to issue 871,306 and 1,140,632 shares, respectively, of our common stock underlying such deferred awards, which is recorded within Total stockholders’ equity as a Deferred compensation obligation of $36.0 million and $46.7 million, respectively.

(c)
Vesting and payment of the PSUs is conditioned upon certain company and/or market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. As a result, we recorded adjustments at June 30, 2018 to reflect the number of shares expected to be issued when the PSUs vest.

(d)	At June 30, 2018, total unrecognized compensation expense related to these awards was approximately $22.5 million, with an aggregate weighted-average remaining term of 2.0 years.

W. P. Carey 6/30/2018 10-Q – 37

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to W. P. Carey	$75,681	$64,318	$140,955	$121,802
Net income attributable to nonvested participating RSUs and RSAs	(97)	(204)	(180)	(386)
Net income — basic and diluted	$75,584	$64,114	$140,775	$121,416

Weighted-average shares outstanding — basic	108,059,394	107,668,218	108,058,671	107,615,644
Effect of dilutive securities	175,540	114,986	184,392	185,674
Weighted-average shares outstanding — diluted	108,234,934	107,783,204	108,243,063	107,801,318

For the three and six months ended June 30, 2018 and 2017, there were no potentially dilutive securities excluded from the computation of diluted earnings per share.

At-The-Market Equity Offering Program

On March 1, 2017, we filed a prospectus supplement with the SEC pursuant to which we may offer and sell shares of our common stock from time to time, up to an aggregate gross sales price of $400.0 million, through a continuous “at-the-market,” or ATM, offering program with a consortium of banks acting as sales agents. During both the three and six months ended June 30, 2018, we did not issue any shares of our common stock under our ATM program. During both the three and six months ended June 30, 2017, we issued 329,753 shares of our common stock under our ATM program at a weighted-average price of $67.82 per share for net proceeds of $21.9 million. As of June 30, 2018, $376.6 million remained available for issuance under our ATM program.

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

W. P. Carey 6/30/2018 10-Q – 38

Notes to Consolidated Financial Statements (Unaudited)

holder of the redeemable noncontrolling interest, which had a value of $13.4 million at the date of issuance, pursuant to a formula set forth in the put agreement. Through the date of this Report, the third party has not formally transferred his interests in WPCI to us pursuant to the put agreement because of a dispute regarding any amounts that may still be owed to him.

The carrying value of our redeemable noncontrolling interest was $1.0 million as of June 30, 2018, unchanged from December 31, 2017.

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended June 30, 2018
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$783	$(230,288)	$267	$(229,238)
Other comprehensive loss before reclassifications	15,822	(39,815)	(58)	(24,051)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(1,789)	—	—	(1,789)
Interest expense	40	—	—	40
Total	(1,749)	—	—	(1,749)
Net current period other comprehensive loss	14,073	(39,815)	(58)	(25,800)
Net current period other comprehensive loss attributable to noncontrolling interests	2	7,634	—	7,636
Ending balance	$14,858	$(262,469)	$209	$(247,402)

	Three Months Ended June 30, 2017
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$41,259	$(287,150)	$(343)	$(246,234)
Other comprehensive income before reclassifications	(14,115)	27,957	(73)	13,769
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(2,856)	—	—	(2,856)
Interest expense	340	—	—	340
Total	(2,516)	—	—	(2,516)
Net current period other comprehensive income	(16,631)	27,957	(73)	11,253
Net current period other comprehensive gain attributable to noncontrolling interests	8	(8,675)	—	(8,667)
Ending balance	$24,636	$(267,868)	$(416)	$(243,648)

W. P. Carey 6/30/2018 10-Q – 39

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2018
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$9,172	$(245,022)	$(161)	$(236,011)
Other comprehensive loss before reclassifications	8,808	(21,299)	370	(12,121)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(3,378)	—	—	(3,378)
Interest expense	251	—	—	251
Total	(3,127)	—	—	(3,127)
Net current period other comprehensive loss	5,681	(21,299)	370	(15,248)
Net current period other comprehensive loss attributable to noncontrolling interests	5	3,852	—	3,857
Ending balance	$14,858	$(262,469)	$209	$(247,402)

	Six Months Ended June 30, 2017
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$46,935	$(301,330)	$(90)	$(254,485)
Other comprehensive income before reclassifications	(16,741)	42,707	(326)	25,640
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(6,301)	—	—	(6,301)
Interest expense	738	—	—	738
Total	(5,563)	—	—	(5,563)
Net current period other comprehensive income	(22,304)	42,707	(326)	20,077
Net current period other comprehensive gain attributable to noncontrolling interests	5	(9,245)	—	(9,240)
Ending balance	$24,636	$(267,868)	$(416)	$(243,648)

See Note 9 for additional information on our derivatives activity recognized within Other comprehensive (loss) income for the periods presented.

Distributions Declared

During the second quarter of 2018, our Board declared a quarterly distribution of $1.020 per share, which was paid on July 16, 2018 to stockholders of record on June 29, 2018.

During the six months ended June 30, 2018, we declared distributions totaling $2.035 per share.

Note 14. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually and intend to do so for the tax year ending December 31, 2018. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and six months ended June 30, 2018 and 2017.

Certain of our subsidiaries have elected TRS status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. We also own real property in jurisdictions outside the United States

W. P. Carey 6/30/2018 10-Q – 40

Notes to Consolidated Financial Statements (Unaudited)

through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. The accompanying consolidated financial statements include an interim tax provision for our TRSs and foreign subsidiaries, as necessary, for the three and six months ended June 30, 2018 and 2017. Current income tax expense was $3.2 million and $3.8 million for the three months ended June 30, 2018 and 2017, respectively, and $9.4 million and $8.1 million for the six months ended June 30, 2018 and 2017, respectively.

Our TRSs and foreign subsidiaries are subject to U.S. federal, state, and foreign income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether the tax benefit of a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. The majority of our deferred tax assets relate to the timing difference between the financial reporting basis and tax basis for stock-based compensation expense. The majority of our deferred tax liabilities relate to differences between the tax basis and financial reporting basis of the assets acquired in acquisitions in which the tax basis of such assets was not stepped up to fair value for income tax purposes. Provision for income taxes included deferred income tax (expense) benefits of $(3.0) million and $1.4 million for the three months ended June 30, 2018 and 2017, respectively, and $9.1 million and $6.9 million for the six months ended June 30, 2018 and 2017, respectively. Benefit from income taxes for the six months ended June 30, 2018 included a deferred tax benefit of approximately $6.2 million as a result of the release of a deferred tax liability that was no longer required due to a change in tax classification relating to a property holding company.

Note 15. Property Dispositions

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

2018 — During the three and six months ended June 30, 2018, we sold two and seven properties, respectively, for total proceeds of $42.0 million and $77.7 million, respectively, net of selling costs, and recognized a net gain on these sales totaling $5.6 million and $12.3 million, respectively. Disposition activity included the sale of one of our two hotel operating properties in April 2018 (Note 4). In addition, in June 2018, we completed a nonmonetary transaction, in which we disposed of 23 properties in exchange for the acquisition of one property leased to the same tenant. This swap was recorded based on the fair value of the property acquired of $85.5 million, which resulted in a net gain of $6.3 million, and was a non-cash investing activity (Note 4).

2017 — During the three and six months ended June 30, 2017, we sold five properties, and six properties and a parcel of vacant land for total proceeds of $19.6 million and $43.8 million, respectively, net of selling costs, and recognized a net gain on these sales of $3.5 million and $3.5 million, respectively. In addition, in January 2017, we transferred ownership of two international properties and the related non-recourse mortgage loan, which had an aggregate asset carrying value of $31.3 million and an outstanding balance of $28.1 million (net of $3.8 million of cash held in escrow that was retained by the mortgage lender), respectively, on the dates of transfer, to the mortgage lender, resulting in a net loss of less than $0.1 million.

W. P. Carey 6/30/2018 10-Q – 41

Notes to Consolidated Financial Statements (Unaudited)

Note 16. Segment Reporting

We evaluate our results from operations through our two major business segments: Owned Real Estate and Investment Management. The following tables present a summary of comparative results and assets for these business segments (in thousands):

Owned Real Estate

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Lease revenues	$162,634	$158,255	$325,847	$314,036
Reimbursable tenant costs	5,733	5,322	11,952	10,543
Operating property revenues (a)	4,865	8,223	12,083	15,203
Lease termination income and other	680	2,247	1,622	3,007
	173,912	174,047	351,504	342,789

Operating Expenses
Depreciation and amortization	63,374	61,989	128,294	123,511
General and administrative	10,599	7,803	22,664	16,077
Property expenses, excluding reimbursable tenant costs	8,908	10,530	18,807	20,640
Reimbursable tenant costs	5,733	5,322	11,952	10,543
Merger and other expenses	2,692	1,000	2,655	1,073
Stock-based compensation expense	1,990	899	6,296	2,853
Impairment charges	—	—	4,790	—
	93,296	87,543	195,458	174,697
Other Income and Expenses
Interest expense	(41,311)	(42,235)	(79,385)	(84,192)
Equity in earnings of equity method investments in real estate	3,529	3,721	6,887	5,793
Other gains and (losses)	9,630	(1,371)	6,743	(1,331)
	(28,152)	(39,885)	(65,755)	(79,730)
Income before income taxes and gain on sale of real estate	52,464	46,619	90,291	88,362
(Provision for) benefit from income taxes	(1,317)	(3,731)	2,216	(5,185)
Income before gain on sale of real estate	51,147	42,888	92,507	83,177
Gain on sale of real estate, net of tax	11,912	3,465	18,644	3,475
Net Income from Owned Real Estate	63,059	46,353	111,151	86,652
Net income attributable to noncontrolling interests	(3,743)	(2,813)	(6,535)	(5,154)
Net Income from Owned Real Estate Attributable to W. P. Carey	$59,316	$43,540	$104,616	$81,498
__________

(a)
Operating property revenues are comprised of (i) $0.9 million and $4.4 million for the three months ended June 30, 2018 and 2017, respectively, and $4.8 million and $8.2 million for the six months ended June 30, 2018 and 2017, respectively, generated from a hotel in Memphis, Tennessee, and (ii) $4.0 million and $3.8 million for the three months ended June 30, 2018 and 2017, respectively, and $7.2 million and $7.0 million for the six months ended June 30, 2018 and 2017, respectively, generated from a hotel in Bloomington, Minnesota. The hotel in Memphis, Tennessee, was sold in April 2018 (Note 15).

W. P. Carey 6/30/2018 10-Q – 42

Notes to Consolidated Financial Statements (Unaudited)

Investment Management

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Asset management revenue	$17,268	$17,966	$34,253	$35,333
Reimbursable costs from affiliates	5,537	13,479	10,841	39,179
Structuring revenue	4,426	14,330	6,165	18,164
Dealer manager fees	—	1,000	—	4,325
Other advisory revenue	—	706	190	797
	27,231	47,481	51,449	97,798
Operating Expenses
General and administrative	5,843	9,726	12,361	19,876
Reimbursable costs from affiliates	5,537	13,479	10,841	39,179
Subadvisor fees	1,855	3,672	3,887	6,392
Stock-based compensation expense	1,708	2,205	5,621	7,161
Depreciation and amortization	963	860	2,000	1,768
Restructuring and other compensation	—	7,718	—	7,718
Dealer manager fees and expenses	—	2,788	—	6,082
	15,906	40,448	34,710	88,176
Other Income and Expenses
Equity in earnings of equity method investments in the Managed Programs	9,029	12,007	20,996	25,709
Other gains and (losses)	956	455	1,080	931
	9,985	12,462	22,076	26,640
Income before income taxes	21,310	19,495	38,815	36,262
(Provision for) benefit from income taxes	(4,945)	1,283	(2,476)	4,042
Net Income from Investment Management Attributable to W. P. Carey	$16,365	$20,778	$36,339	$40,304

Total Company

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$201,143	$221,528	$402,953	$440,587
Operating expenses	109,202	127,991	230,168	262,873
Other income and (expenses)	(18,167)	(27,423)	(43,679)	(53,090)
Provision for income taxes	(6,262)	(2,448)	(260)	(1,143)
Gain on sale of real estate, net of tax	11,912	3,465	18,644	3,475
Net income attributable to noncontrolling interests	(3,743)	(2,813)	(6,535)	(5,154)
Net income attributable to W. P. Carey	$75,681	$64,318	$140,955	$121,802

	Total Assets at
	June 30, 2018	December 31, 2017
Owned Real Estate	$7,902,056	$7,885,751
Investment Management	364,644	345,651
Total Company	$8,266,700	$8,231,402

W. P. Carey 6/30/2018 10-Q – 43

Notes to Consolidated Financial Statements (Unaudited)

Note 17. Subsequent Events

Acquisitions

In July 2018, we completed three investments for a total purchase price of approximately $209.5 million. We acquired a 36-property retail portfolio in the Netherlands for an aggregate purchase price of approximately $177.7 million with a weighted-average lease term of 15 years. We also acquired a company headquarters/warehouse in Oostburg, Wisconsin, for $9.1 million with a lease term of 20 years. In addition, we acquired an office/warehouse facility in Kampen, the Netherlands, for approximately $22.7 million with a lease term of 17 years. Dollar amounts are based on the exchange rate of the euro on the dates of acquisition, as applicable. It is not practicable to disclose the preliminary purchase price allocation for these transactions given the short period of time between the acquisition dates and the filing of this Report.

Mortgage Loan Repayments

In July 2018, we repaid two non-recourse mortgage loans with an aggregate principal balance of approximately $10.4 million and a weighted-average interest rate of 6.8%.

W. P. Carey 6/30/2018 10-Q – 44

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

Business Overview

As described in more detail in Item 1 of the 2017 Annual Report, we invest primarily in operationally-critical, single-tenant commercial real estate properties located in North America and Northern and Western Europe and, as of June 30, 2018, manage an investment portfolio of 1,370 properties, including 878 net-leased properties (comprising 86.6 million square feet leased to 208 tenants) and one hotel, which is classified as an operating property, in our owned real estate portfolio. As of that date, the weighted-average lease term of our net-lease portfolio was 10.0 years and the occupancy rate was 99.6%. Our business operates in two segments: Owned Real Estate and Investment Management.

In June 2017, our Board approved a plan to exit non-traded retail fundraising activities carried out by our wholly-owned broker-dealer subsidiary, Carey Financial, effective as of June 30, 2017. We currently expect to continue to manage all existing Managed Programs through the end of their respective natural life cycles (Note 1).

Significant Development

Proposed Merger with CPA:17 – Global

On June 17, 2018, we, CPA:17 – Global, and certain of our subsidiaries entered into the Merger Agreement, pursuant to which CPA:17 – Global will merge with and into one of our subsidiaries in exchange for shares of our common stock (Note 3). Under the terms of the Merger Agreement, a special committee of the Board of Directors of CPA:17 – Global, consisting of all the independent directors of CPA:17 – Global, was allowed to solicit, receive, evaluate, and enter into negotiations with respect to alternative proposals from third parties for a 30-day period following the execution of the Merger Agreement. This “go-shop” period expired on July 18, 2018, with no qualifying proposals or offers being received. On July 27, 2018, we filed a registration statement on Form S-4 with the SEC to register the shares of our common stock to be issued to stockholders of CPA:17 – Global in connection with the Proposed Merger; upon effectiveness of this registration statement, which is currently under review by the SEC, we and CPA:17 – Global intend to mail the joint proxy statement/prospectus contained therein to our respective stockholders in connection with the Proposed Merger. The Proposed Merger and related transactions are subject to a number of closing conditions, including approvals by our stockholders and by the stockholders of CPA:17 – Global. If these approvals are obtained and the other closing conditions are met, we currently expect that the closing will occur at or around December 31, 2018, although there can be no assurance that the Proposed Merger will occur at such time or at all.

Financial Highlights

During the six months ended June 30, 2018, we completed the following, as further described in the consolidated financial statements.

Owned Real Estate

Investments

•
We acquired four investments totaling $357.3 million, including a property valued at $85.5 million that was acquired in exchange for 23 properties leased to the same tenant in a nonmonetary transaction (Note 4).

•	We completed four construction projects at a cost totaling $38.2 million, including capitalized interest. Construction projects include build-to-suit, expansion, and renovation projects (Note 4).

•
We committed to fund an aggregate of $20.0 million (based on the exchange rate of the euro at June 30, 2018) for an expansion project at a warehouse facility in Rotterdam, the Netherlands. We currently expect to complete the project in the third quarter of 2019 (Note 4).

W. P. Carey 6/30/2018 10-Q – 45

Dispositions

•
As part of our active capital recycling program, we sold seven properties for total proceeds of $77.7 million, net of selling costs, including the sale of one of our two hotel operating properties in April 2018 (Note 15).

•
We completed a nonmonetary transaction, in which we disposed of 23 properties in exchange for the acquisition of one property leased to the same tenant, as described above. This swap was recorded based on the fair value of the property acquired of $85.5 million (Note 15).

Financing and Capital Markets Transactions

•
On March 6, 2018, we completed a public offering of €500.0 million of 2.125% Senior Notes, at a price of 99.324% of par value, issued by our wholly owned subsidiary, WPC Eurobond B.V., which are guaranteed by us. These 2.125% Senior Notes have a nine-year term and are scheduled to mature on April 15, 2027 (Note 10).

•
On March 7, 2018, we repaid and terminated our Unsecured Term Loans in full for €325.0 million (equivalent to $403.6 million), using a portion of the proceeds from the issuance of the 2.125% Senior Notes. The aggregate principal amount (of revolving and term loans) available under the Credit Agreement may be increased up to an amount not to exceed the U.S. dollar equivalent of $2.35 billion (Note 10).

•
We reduced our mortgage debt outstanding by prepaying or repaying at maturity a total of $174.4 million of non-recourse mortgage loans (Note 10). As a result of paying off certain non-recourse mortgage loans since June 30, 2017, the weighted-average interest rate of our debt decreased from 3.7% during the six months ended June 30, 2017 to 3.5% during the six months ended June 30, 2018 (Note 10).

Investment Management

As of June 30, 2018, we managed CPA:17 – Global, CPA:18 – Global, CWI 1, CWI 2, and CESH I, at which date these Managed Programs had total assets under management of approximately $13.4 billion.

Investment Transactions

We structured four new investments on behalf of CPA:18 – Global totaling $123.2 million (comprised of international student housing development projects), from which we earned $5.5 million in structuring revenue.

Since we have exited non-traded retail fundraising activities (Note 1) and the funds we raised for the Managed Programs in their public offerings are all substantially invested, we expect to structure fewer investments on behalf of the Managed Programs going forward.

We also arranged mortgage financing totaling $220.3 million for the Managed Programs, from which we earned $0.7 million in structuring revenue.

Distributions to Stockholders

We declared cash distributions totaling $2.035 per share, comprised of two quarterly dividends per share of $1.015 and $1.020.

W. P. Carey 6/30/2018 10-Q – 46

Consolidated Results

(in thousands, except shares)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues from Owned Real Estate	$173,912	$174,047	$351,504	$342,789
Reimbursable tenant costs	5,733	5,322	11,952	10,543
Revenues from Owned Real Estate (excluding reimbursable tenant costs)	168,179	168,725	339,552	332,246

Revenues from Investment Management	27,231	47,481	51,449	97,798
Reimbursable costs from affiliates	5,537	13,479	10,841	39,179
Revenues from Investment Management (excluding reimbursable costs from affiliates)	21,694	34,002	40,608	58,619

Total revenues	201,143	221,528	402,953	440,587
Total reimbursable costs	11,270	18,801	22,793	49,722
Total revenues (excluding reimbursable costs)	189,873	202,727	380,160	390,865

Net income from Owned Real Estate attributable to W. P. Carey	59,316	43,540	104,616	81,498
Net income from Investment Management attributable to W. P. Carey	16,365	20,778	36,339	40,304
Net income attributable to W. P. Carey	75,681	64,318	140,955	121,802

Distributions paid	109,785	107,366	219,192	214,117

Net cash provided by operating activities (a)			228,914	247,757
Net cash (used in) provided by investing activities (a)			(211,447)	179,445
Net cash used in financing activities (a)			(58,333)	(417,924)

Supplemental financial measures (b):
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Owned Real Estate	116,462	117,422	231,396	229,192
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Investment Management	26,137	31,015	49,573	53,483
Adjusted funds from operations attributable to W. P. Carey (AFFO)	142,599	148,437	280,969	282,675

Diluted weighted-average shares outstanding	108,234,934	107,783,204	108,243,063	107,801,318
__________

(a)
On January 1, 2018, we adopted ASU 2016-15 and ASU 2016-18, which revised how certain items are presented in the consolidated statements of cash flows. As a result of adopting this guidance, we retrospectively revised Net cash provided by operating activities, Net cash (used in) provided by investing activities, and Net cash used in financing activities within our consolidated statements of cash flows for the six months ended June 30, 2017, as described in Note 2.

(b)
We consider AFFO, a supplemental measure that is not defined by GAAP, referred to as a non-GAAP measure, to be an important measure in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

W. P. Carey 6/30/2018 10-Q – 47

Revenues and Net Income Attributable to W. P. Carey

Total revenues decreased for the three months ended June 30, 2018 as compared to the same period in 2017, due to decreases within both our Investment Management and Owned Real Estate segments. Investment Management revenue decreased primarily due to a decrease in structuring revenue resulting from lower investment volume for the Managed Programs during the current year period since they are all substantially invested. Reimbursable costs from affiliates and dealer manager fees also decreased due to our exit from non-traded retail fundraising activities in June 2017 (Note 1). Owned Real Estate revenue decreased primarily due to lower operating property revenues as a result of the sale of one of our two hotel operating properties in April 2018. Lease revenues increased, primarily as a result of the strengthening of foreign currencies (primarily the euro) in relation to the U.S. dollar between the periods.

Total revenues decreased for the six months ended June 30, 2018 as compared to the same period in 2017, due to decreases within our Investment Management segment, partially offset by increases within our Owned Real Estate segment. Investment Management revenue decreased primarily due to a decrease in structuring revenue resulting from the lower investment volume for the Managed Programs during the current year period, as discussed above. Reimbursable costs from affiliates and dealer manager fees also decreased due to our exit from non-traded retail fundraising activities in June 2017 (Note 1). Owned Real Estate revenue increased due to an increase in lease revenues, primarily as a result of the strengthening of foreign currencies (primarily the euro) in relation to the U.S. dollar between the periods. Operating property revenues decreased as a result of the sale of one of our two hotel operating properties in April 2018.

Net income attributable to W. P. Carey increased for the three and six months ended June 30, 2018 as compared to the same periods in 2017, primarily due to a higher aggregate gain on sale of real estate recognized during the current year periods (Note 15).

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased for the six months ended June 30, 2018 as compared to the same period in 2017, primarily due to a decrease in structuring revenue received from the Managed Programs as a result of their lower investment volume during the current year period and a decrease in cash flow as a result of property dispositions during 2017 and 2018. These decreases were partially offset by a decrease in interest expense, as well as an increase in cash flow generated from properties acquired during 2017 and 2018.

AFFO

AFFO decreased for the three and six months ended June 30, 2018 as compared to the same periods in 2017, primarily due to lower structuring revenues and lower earnings from our equity interests in the Managed Programs, partially offset by higher lease revenues.

W. P. Carey 6/30/2018 10-Q – 48

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

Portfolio Summary

	June 30, 2018	December 31, 2017
Number of net-leased properties	878	887
Number of operating properties (a)	1	2
Number of tenants (net-leased properties)	208	210
Total square footage (net-leased properties, in thousands)	86,643	84,899
Occupancy (net-leased properties)	99.6%	99.8%
Weighted-average lease term (net-leased properties, in years)	10.0	9.6
Number of countries	18	17
Total assets (consolidated basis, in thousands)	$8,266,700	$8,231,402
Net investments in real estate (consolidated basis, in thousands)	6,772,315	6,703,715

	Six Months Ended June 30,
	2018	2017
Financing obtained (in millions) (b) (c)	$620.6	$633.4
Acquisition volume (in millions) (c) (d)	357.3	6.0
Construction projects completed (in millions) (c) (e)	38.2	58.7
Average U.S. dollar/euro exchange rate	1.2108	1.0821
Average U.S. dollar/British pound sterling exchange rate	1.3764	1.2582
Change in the U.S. CPI (f)	2.2%	1.5%
Change in the Germany CPI (f)	0.6%	0.2%
Change in the United Kingdom CPI (f)	0.9%	1.4%
Change in the Spain CPI (f)	1.2%	0.0%

__________

(a)
At June 30, 2018 and December 31, 2017, operating properties consisted of one and two hotel properties, respectively, with an average occupancy of 74.3% for the six months ended June 30, 2018. We sold one of the hotels in April 2018.

(b)
Amount for the six months ended June 30, 2018 includes the issuance of €500.0 million of 2.125% Senior Notes in March 2018. Amount for the six months ended June 30, 2017 includes the issuance of €500.0 million of 2.25% Senior Notes in January 2017 and the amendment and restatement of our Senior Unsecured Credit Facility in February 2017, which increased our borrowing capacity by approximately $100.0 million (Note 10). Dollar amounts are based on the exchange rate of the euro on the dates of activity, as applicable.

(c)	Amounts are the same on both a consolidated and pro rata basis.

(d)
Amount for the six months ended June 30, 2018 includes a property valued at $85.5 million that was acquired in exchange for 23 properties leased to the same tenant in a nonmonetary transaction (Note 4). Amount for the six months ended June 30, 2017 excludes a commitment for $3.6 million of building improvements in connection with an acquisition. This construction project was completed in June 2018 (Note 4).

(e)	Amount for the six months ended June 30, 2017 includes projects that were partially completed in 2016.

(f)	Many of our lease agreements include contractual increases indexed to changes in the U.S. Consumer Price Index, or CPI, or similar indices in the jurisdictions in which the properties are located.

W. P. Carey 6/30/2018 10-Q – 49

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at June 30, 2018 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	Number of Properties	ABR	ABR Percent	Weighted-Average Lease Term (Years)
Hellweg Die Profi-Baumärkte GmbH & Co. KG (a)	Retail	Retail Stores	Germany	53	$35,640	5.1%	18.7
U-Haul Moving Partners Inc. and Mercury Partners, LP	Self Storage	Cargo Transportation, Consumer Services	United States	78	31,853	4.6%	5.8
State of Andalucia (a)	Office	Sovereign and Public Finance	Spain	70	28,802	4.2%	16.5
Pendragon PLC (a)	Retail	Retail Stores, Consumer Services	United Kingdom	70	21,673	3.1%	11.8
Marriott Corporation	Hotel	Hotel, Gaming and Leisure	United States	18	20,065	2.9%	5.4
Forterra, Inc. (a) (b)	Industrial	Construction and Building	United States and Canada	27	18,016	2.6%	25.0
OBI Group (a)	Office, Retail	Retail Stores	Poland	18	16,289	2.3%	5.9
True Value Company	Warehouse	Retail Stores	United States	7	15,993	2.3%	4.5
Nord Anglia Education, Inc.	Education Facility	Consumer Services	United States	3	15,521	2.2%	23.5
UTI Holdings, Inc.	Education Facility	Consumer Services	United States	5	14,484	2.1%	3.7
Total				349	$218,336	31.4%	12.5
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Of the 27 properties leased to Forterra, Inc., 25 are located in the United States and two are located in Canada.

W. P. Carey 6/30/2018 10-Q – 50

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
United States
South
Texas	$57,378	8.3%	7,702	8.9%
Florida	29,943	4.3%	2,598	3.0%
Georgia	21,388	3.1%	3,210	3.7%
Tennessee	13,198	1.9%	1,985	2.3%
Alabama	10,042	1.5%	1,920	2.2%
Other (b)	5,843	0.8%	1,096	1.3%
Total South	137,792	19.9%	18,511	21.4%

East
North Carolina	19,043	2.8%	4,517	5.2%
New Jersey	19,004	2.7%	1,097	1.3%
New York	18,524	2.7%	1,178	1.4%
Pennsylvania	18,080	2.6%	2,525	2.9%
Massachusetts	15,551	2.2%	1,390	1.6%
Virginia	7,655	1.1%	1,025	1.2%
Connecticut	6,969	1.0%	1,135	1.3%
Other (b)	18,183	2.6%	3,782	4.4%
Total East	123,009	17.7%	16,649	19.3%

West
California	41,686	6.0%	3,187	3.7%
Arizona	27,045	3.9%	3,049	3.5%
Colorado	9,983	1.5%	864	1.0%
Other (b)	27,034	3.9%	3,225	3.7%
Total West	105,748	15.3%	10,325	11.9%

Midwest
Illinois	21,123	3.0%	3,111	3.6%
Michigan	12,263	1.8%	1,456	1.7%
Indiana	9,708	1.4%	1,493	1.7%
Wisconsin	9,036	1.3%	1,585	1.8%
Minnesota	8,909	1.3%	904	1.0%
Ohio	8,285	1.2%	1,776	2.0%
Other (b)	19,763	2.8%	3,525	4.1%
Total Midwest	89,087	12.8%	13,850	15.9%
United States Total	455,636	65.7%	59,335	68.5%

International
Germany	57,697	8.3%	5,930	6.8%
United Kingdom	33,547	4.8%	2,324	2.7%
Spain	30,510	4.4%	2,927	3.4%
Poland	19,057	2.8%	2,344	2.7%
The Netherlands	15,340	2.2%	2,233	2.6%
France	14,508	2.1%	1,266	1.4%
Denmark	12,335	1.8%	1,987	2.3%
Australia	12,081	1.7%	3,272	3.8%
Finland	11,658	1.7%	949	1.1%
Canada	11,072	1.6%	1,817	2.1%
Other (c)	20,041	2.9%	2,259	2.6%
International Total	237,846	34.3%	27,308	31.5%

Total	$693,482	100.0%	86,643	100.0%

W. P. Carey 6/30/2018 10-Q – 51

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
Industrial	$198,510	28.6%	37,236	43.0%
Office	168,264	24.3%	11,065	12.8%
Retail (d)	112,974	16.3%	9,906	11.4%
Warehouse	111,027	16.0%	20,458	23.6%
Self Storage (net lease)	31,853	4.6%	3,535	4.1%
Other (e)	70,854	10.2%	4,443	5.1%
Total	$693,482	100.0%	86,643	100.0%
__________

(a)	Includes square footage for any vacant properties.

(b)
Other properties within South include assets in Louisiana, Arkansas, Mississippi, and Oklahoma. Other properties within East include assets in Kentucky, South Carolina, Maryland, New Hampshire, and West Virginia. Other properties within West include assets in Utah, Washington, Nevada, Oregon, New Mexico, Wyoming, Alaska, and Montana. Other properties within Midwest include assets in Missouri, Kansas, Nebraska, Iowa, South Dakota, and North Dakota.

(c)	Includes assets in Norway, Hungary, Austria, Mexico, Sweden, Belgium, and Japan.

(d)	Includes automotive dealerships.

(e)	Includes ABR from tenants within the following property types: education facility, hotel, theater, fitness facility, and net-lease student housing.

W. P. Carey 6/30/2018 10-Q – 52

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	ABR Percent	Square Footage	Square Footage Percent
Retail Stores (a)	$124,396	17.9%	15,687	18.1%
Consumer Services	73,537	10.6%	5,703	6.6%
Automotive	55,515	8.0%	8,900	10.3%
Sovereign and Public Finance	41,949	6.0%	3,364	3.9%
Cargo Transportation	41,307	6.0%	5,847	6.7%
Construction and Building	38,380	5.5%	7,464	8.6%
Hotel, Gaming, and Leisure	35,368	5.1%	2,254	2.6%
Beverage, Food, and Tobacco	30,713	4.4%	6,876	7.9%
Healthcare and Pharmaceuticals	28,249	4.1%	2,048	2.4%
High Tech Industries	28,197	4.1%	2,479	2.8%
Containers, Packaging, and Glass	27,680	4.0%	5,325	6.1%
Media: Advertising, Printing, and Publishing	23,121	3.3%	1,588	1.8%
Capital Equipment	21,115	3.0%	3,522	4.1%
Business Services	14,187	2.0%	1,723	2.0%
Durable Consumer Goods	11,606	1.7%	2,485	2.9%
Grocery	11,505	1.7%	1,228	1.4%
Aerospace and Defense	10,769	1.6%	1,115	1.3%
Wholesale	9,798	1.4%	1,625	1.9%
Banking	9,726	1.4%	702	0.8%
Chemicals, Plastics, and Rubber	9,485	1.4%	1,108	1.3%
Metals and Mining	9,023	1.3%	1,341	1.5%
Oil and Gas	8,189	1.2%	333	0.4%
Non-Durable Consumer Goods	8,156	1.2%	1,883	2.2%
Telecommunications	7,155	1.0%	418	0.5%
Other (b)	14,356	2.1%	1,625	1.9%
Total	$693,482	100.0%	86,643	100.0%
__________

(a)	Includes automotive dealerships.

(b)
Includes ABR from tenants in the following industries: insurance, electricity, media: broadcasting and subscription, forest products and paper, and environmental industries. Also includes square footage for vacant properties.

W. P. Carey 6/30/2018 10-Q – 53

Lease Expirations
(in thousands, except percentages and number of leases)

Year of Lease Expiration (a)	Number of Leases Expiring	ABR	ABR Percent	Square Footage	Square Footage Percent
Remaining 2018	3	$7,319	1.1%	603	0.7%
2019	17	25,362	3.7%	1,996	2.3%
2020	22	26,762	3.9%	2,639	3.0%
2021	76	37,962	5.5%	5,086	5.9%
2022	40	69,582	10.0%	9,442	10.9%
2023	21	41,773	6.0%	5,860	6.7%
2024 (b)	45	98,032	14.1%	12,008	13.8%
2025	41	30,993	4.5%	3,439	4.0%
2026	19	19,072	2.7%	3,159	3.6%
2027	25	41,713	6.0%	5,957	6.9%
2028	11	21,079	3.0%	2,514	2.9%
2029	11	20,127	2.9%	2,656	3.1%
2030	9	15,811	2.3%	1,481	1.7%
2031	54	33,580	4.8%	2,832	3.3%
Thereafter (>2031)	64	204,315	29.5%	26,665	30.8%
Vacant	—	—	—%	306	0.4%
Total	458	$693,482	100.0%	86,643	100.0%
__________

(a)	Assumes tenants do not exercise any renewal options.

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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties, net of receivable reserves as determined by GAAP, and reflects exchange rates as of June 30, 2018. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

W. P. Carey 6/30/2018 10-Q – 54

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

Owned Real Estate

The following table presents the comparative results of our Owned Real Estate segment (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Revenues
Lease revenues	$162,634	$158,255	$4,379	$325,847	$314,036	$11,811
Reimbursable tenant costs	5,733	5,322	411	11,952	10,543	1,409
Operating property revenues	4,865	8,223	(3,358)	12,083	15,203	(3,120)
Lease termination income and other	680	2,247	(1,567)	1,622	3,007	(1,385)
	173,912	174,047	(135)	351,504	342,789	8,715
Operating Expenses
Depreciation and amortization:
Net-leased properties	62,625	60,602	2,023	126,146	120,731	5,415
Operating properties	425	1,066	(641)	1,499	2,135	(636)
Corporate depreciation and amortization	324	321	3	649	645	4
	63,374	61,989	1,385	128,294	123,511	4,783
Property expenses:
Reimbursable tenant costs	5,733	5,322	411	11,952	10,543	1,409
Net-leased properties	5,327	4,313	1,014	9,556	9,008	548
Operating property expenses	3,581	6,217	(2,636)	9,251	11,632	(2,381)
	14,641	15,852	(1,211)	30,759	31,183	(424)
General and administrative	10,599	7,803	2,796	22,664	16,077	6,587
Merger and other expenses	2,692	1,000	1,692	2,655	1,073	1,582
Stock-based compensation expense	1,990	899	1,091	6,296	2,853	3,443
Impairment charges	—	—	—	4,790	—	4,790
	93,296	87,543	5,753	195,458	174,697	20,761
Other Income and Expenses
Interest expense	(41,311)	(42,235)	924	(79,385)	(84,192)	4,807
Equity in earnings of equity method investments in real estate	3,529	3,721	(192)	6,887	5,793	1,094
Other gains and (losses)	9,630	(1,371)	11,001	6,743	(1,331)	8,074
	(28,152)	(39,885)	11,733	(65,755)	(79,730)	13,975
Income before income taxes and gain on sale of real estate	52,464	46,619	5,845	90,291	88,362	1,929
(Provision for) benefit from income taxes	(1,317)	(3,731)	2,414	2,216	(5,185)	7,401
Income before gain on sale of real estate	51,147	42,888	8,259	92,507	83,177	9,330
Gain on sale of real estate, net of tax	11,912	3,465	8,447	18,644	3,475	15,169
Net Income from Owned Real Estate	63,059	46,353	16,706	111,151	86,652	24,499
Net income attributable to noncontrolling interests	(3,743)	(2,813)	(930)	(6,535)	(5,154)	(1,381)
Net Income from Owned Real Estate Attributable to W. P. Carey	$59,316	$43,540	$15,776	$104,616	$81,498	$23,118

W. P. Carey 6/30/2018 10-Q – 55

Property Level Contribution

The following table presents the Property level contribution for our consolidated net-leased and operating properties as well as a reconciliation to Net income from Owned Real Estate attributable to W. P. Carey (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Existing Net-Leased Properties
Lease revenues	$158,097	$153,138	$4,959	$317,709	$303,614	$14,095
Depreciation and amortization	(60,883)	(58,479)	(2,404)	(122,901)	(116,371)	(6,530)
Property expenses	(5,032)	(3,715)	(1,317)	(8,764)	(7,425)	(1,339)
Property level contribution	92,182	90,944	1,238	186,044	179,818	6,226
Recently Acquired Net-Leased Properties
Lease revenues	3,206	4	3,202	4,170	4	4,166
Depreciation and amortization	(1,190)	—	(1,190)	(1,595)	—	(1,595)
Property expenses	(16)	—	(16)	(62)	—	(62)
Property level contribution	2,000	4	1,996	2,513	4	2,509
Properties Sold or Held for Sale
Lease revenues	1,331	5,113	(3,782)	3,968	10,418	(6,450)
Operating revenues	906	4,441	(3,535)	4,843	8,226	(3,383)
Depreciation and amortization	(553)	(2,762)	2,209	(2,298)	(5,636)	3,338
Property expenses	(1,016)	(3,879)	2,863	(4,406)	(7,690)	3,284
Property level contribution	668	2,913	(2,245)	2,107	5,318	(3,211)
Operating Property
Revenues	3,959	3,782	177	7,240	6,977	263
Depreciation and amortization	(424)	(427)	3	(851)	(859)	8
Property expenses	(2,844)	(2,936)	92	(5,575)	(5,525)	(50)
Property level contribution	691	419	272	814	593	221
Property Level Contribution	95,541	94,280	1,261	191,478	185,733	5,745
Add: Lease termination income and other	680	2,247	(1,567)	1,622	3,007	(1,385)
Less other expenses:
General and administrative	(10,599)	(7,803)	(2,796)	(22,664)	(16,077)	(6,587)
Merger and other expenses	(2,692)	(1,000)	(1,692)	(2,655)	(1,073)	(1,582)
Stock-based compensation expense	(1,990)	(899)	(1,091)	(6,296)	(2,853)	(3,443)
Corporate depreciation and amortization	(324)	(321)	(3)	(649)	(645)	(4)
Impairment charges	—	—	—	(4,790)	—	(4,790)
Other Income and Expenses
Interest expense	(41,311)	(42,235)	924	(79,385)	(84,192)	4,807
Equity in earnings of equity method investments in real estate	3,529	3,721	(192)	6,887	5,793	1,094
Other gains and (losses)	9,630	(1,371)	11,001	6,743	(1,331)	8,074
	(28,152)	(39,885)	11,733	(65,755)	(79,730)	13,975
Income before income taxes and gain on sale of real estate	52,464	46,619	5,845	90,291	88,362	1,929
(Provision for) benefit from income taxes	(1,317)	(3,731)	2,414	2,216	(5,185)	7,401
Income before gain on sale of real estate	51,147	42,888	8,259	92,507	83,177	9,330
Gain on sale of real estate, net of tax	11,912	3,465	8,447	18,644	3,475	15,169
Net Income from Owned Real Estate	63,059	46,353	16,706	111,151	86,652	24,499
Net income attributable to noncontrolling interests	(3,743)	(2,813)	(930)	(6,535)	(5,154)	(1,381)
Net Income from Owned Real Estate Attributable to W. P. Carey	$59,316	$43,540	$15,776	$104,616	$81,498	$23,118

W. P. Carey 6/30/2018 10-Q – 56

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

Existing Net-Leased Properties

Existing net-leased properties are those that we acquired or placed into service prior to January 1, 2017 and that were not sold or held for sale during the periods presented. For the periods presented, there were 838 existing net-leased properties.

For the three and six months ended June 30, 2018 as compared to the same periods in 2017, lease revenues from existing net-leased properties increased by $3.9 million and $10.8 million, respectively, as a result of the strengthening of foreign currencies (primarily the euro) in relation to the U.S. dollar between the periods, $1.6 million and $3.2 million, respectively, related to scheduled rent increases, $1.2 million and $2.5 million, respectively, due to new leases, and $0.6 million and $1.6 million, respectively, related to completed construction projects on existing properties. These increases were partially offset by decreases of $1.0 million and $2.0 million, respectively, due to lease expirations and $0.6 million and $1.1 million, respectively, as a result of lease restructurings. Depreciation and amortization expense from existing net-leased properties increased primarily as a result of the strengthening of foreign currencies (primarily the euro) in relation to the U.S. dollar between the periods.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2016. Since January 1, 2017, we acquired six investments comprised of 22 properties, one of which we acquired during the second quarter of 2017, one of which we acquired during the fourth quarter of 2017, four of which we acquired during the first quarter of 2018, and 16 of which we acquired during the second quarter of 2018. We also placed one property into service during the second quarter of 2018.

Properties Sold or Held for Sale

During the three and six months ended June 30, 2018, we disposed of 25 and 30 properties, respectively. During the year ended December 31, 2017, we disposed of 18 properties and a parcel of vacant land.

In addition to the impact on property level contribution related to properties we sold or classified as held for sale during the periods presented, we recognized gains on sale of real estate and gains on extinguishment of debt. The impact of these transactions is described in further detail below and in Note 15.

Operating Property

Our operating property is our investment in one hotel for all periods presented. In April 2018, we sold another hotel operating property, which is included in Properties Sold or Held for Sale above.

W. P. Carey 6/30/2018 10-Q – 57

Other Revenues and Expenses

Lease Termination Income and Other

2018 — For the three and six months ended June 30, 2018, lease termination income and other was $0.7 million and $1.6 million, respectively, primarily comprised of income recognized during both the first and second quarters of 2018 related to a lease termination that occurred during the fourth quarter of 2017. Lease termination income and other also consists of earnings from our note receivable (Note 5).

2017 — For the three and six months ended June 30, 2017, lease termination income and other was $2.2 million and $3.0 million, respectively. We received proceeds from a bankruptcy settlement claim with a former tenant during the second quarter of 2017 and recognized income during both the first and second quarters of 2017 related to a lease termination that occurred during the first quarter of 2017.

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

As discussed in Note 3, certain personnel costs and overhead costs are charged to the CPA REITs based on the trailing 12-month reported revenues of the Managed Programs and us. We allocate certain personnel and overhead costs to the CWI REITs, CESH I, and, prior to our resignation as the advisor to CCIF in the third quarter of 2017, the Managed BDCs based on the time incurred by our personnel. This methodology has been in place during the entire reporting period covered in this Report.

For the three and six months ended June 30, 2018 as compared to the same periods in 2017, general and administrative expenses in our Owned Real Estate segment increased by $2.8 million and $6.6 million, respectively, primarily due to the change in methodology for allocation of expenses between our Owned Real Estate and Investment Management segments (Note 1).

Merger and Other Expenses

For the three and six months ended June 30, 2018, merger and other expenses were primarily comprised of $2.8 million and $3.2 million, respectively, of costs incurred in connection with the Proposed Merger (Note 1, Note 3).

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

For the three and six months ended June 30, 2018 as compared to the same periods in 2017, stock-based compensation expense allocated to our Owned Real Estate segment increased by $1.1 million and $3.4 million, respectively, primarily due to the change in methodology for allocation of expenses between our Owned Real Estate and Investment Management segments (Note 1) and, for the six months ended June 30, 2018 as compared to the same period in 2017, the modification of RSUs and PSUs in connection with the retirement of our former chief executive officer (Note 13).

Impairment Charges

Our impairment charges are more fully described in Note 8.

During the six months ended June 30, 2018, we recognized impairment charges totaling $4.8 million on two properties in order to reduce the carrying values of the properties to their estimated fair values. We recognized an impairment charge of $3.8 million on one of those properties due to a tenant bankruptcy and likely vacancy. We recognized an impairment charge of $1.0 million on the other property due to a lease expiration and resulting vacancy.

W. P. Carey 6/30/2018 10-Q – 58

Interest Expense

For the three and six months ended June 30, 2018 as compared to the same periods in 2017, interest expense decreased by $0.9 million and $4.8 million, respectively, primarily due to an overall decrease in our weighted-average interest rate. Our weighted-average interest rate was 3.5% and 3.6% during the three months ended June 30, 2018 and 2017, respectively, and 3.5% and 3.7% during the six months ended June 30, 2018 and 2017, respectively. The weighted-average interest rate of our debt decreased primarily as a result of paying off certain non-recourse mortgage loans since June 30, 2017 with unsecured borrowings, which bear interest at a lower rate than our mortgage loans, including the €500.0 million of 2.125% Senior Notes that were issued on March 6, 2018 (Note 10).

Equity in Earnings of Equity Method Investments in Real Estate

For the six months ended June 30, 2018 as compared to the same period in 2017, equity in earnings of equity method investments in real estate increased by $1.1 million, primarily due to our proportionate share of approximately $1.5 million of an impairment charge recognized by a jointly owned investment during the prior year period.

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

2018 — For the three months ended June 30, 2018, net other gains were $9.6 million. During the period, we recognized net realized and unrealized gains of $8.2 million on foreign currency transactions as a result of changes in foreign currency exchange rates and realized gains of $2.3 million related to foreign currency forward contracts and foreign currency collars.

For the six months ended June 30, 2018, net other gains were $6.7 million. During the period, we recognized net realized and unrealized gains of $5.0 million on foreign currency transactions as a result of changes in foreign currency exchange rates and realized gains of $3.9 million related to foreign currency forward contracts and foreign currency collars. These gains were partially offset by a non-cash net loss on extinguishment of debt totaling $1.6 million primarily related to the repayment of our Unsecured Term Loans (Note 10).

2017 — For the three months ended June 30, 2017, net other losses were $1.4 million. During the period, we recognized net realized and unrealized losses of $6.9 million on foreign currency transactions as a result of changes in foreign currency exchange rates. These losses were partially offset by realized gains of $2.9 million related to foreign currency forward contracts and foreign currency collars and a net gain on extinguishment of debt totaling $2.4 million primarily related to the payoff of a mortgage loan in May 2017.

For the six months ended June 30, 2017, net other losses were $1.3 million. During the period, we recognized net realized and unrealized losses of $9.4 million on foreign currency transactions as a result of changes in foreign currency exchange rates. These losses were partially offset by realized gains of $6.3 million related to foreign currency forward contracts and foreign currency collars and a net gain on extinguishment of debt totaling $1.5 million primarily related to the mortgage loan payoff in May 2017 and the amendment and restatement of our Senior Unsecured Credit Facility.

(Provision for) Benefit from Income Taxes

For the three months ended June 30, 2018, as compared to the same period in 2017, provision for income taxes within our Owned Real Estate segment decreased by $2.4 million, primarily due to an increase of $2.1 million in deferred tax benefits primarily associated with basis differences on certain foreign properties, partially offset by an increase of $0.3 million in current federal, foreign, and state franchise taxes due to increases in taxable income on our domestic TRSs and foreign properties.

W. P. Carey 6/30/2018 10-Q – 59

For the six months ended June 30, 2018, we recognized a benefit from income taxes of $2.2 million, compared to a provision for income taxes of $5.2 million recorded during the same period in 2017, within our Owned Real Estate segment. During the six months ended June 30, 2018, we recognized a deferred tax benefit of approximately $6.2 million as a result of the release of a deferred tax liability that was no longer required due to a change in tax classification relating to a property holding company.

Gain on Sale of Real Estate, Net of Tax

Gain on sale of real estate, net of tax consists of gain on the sale of properties, net of tax that were disposed of during the six months ended June 30, 2018 and 2017. Our dispositions are more fully described in Note 15.

2018 — During the three and six months ended June 30, 2018, we sold two and seven properties, respectively, for total proceeds of $42.0 million and $77.7 million, respectively, net of selling costs, and recognized a net gain on these sales totaling $5.6 million and $12.3 million, respectively. In addition, in June 2018, we completed a nonmonetary transaction, in which we disposed of 23 properties in exchange for the acquisition of one property leased to the same tenant. This swap was recorded based on the fair value of the property acquired of $85.5 million, which resulted in a net gain of $6.3 million.

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

Investment Management

We earn revenue as the advisor to the Managed Programs. For the periods presented, we acted as advisor to the following Managed Programs: CPA:17 – Global, CPA:18 – Global, CWI 1, CWI 2, CCIF (through September 10, 2017), and CESH I. In June 2017, our Board approved a plan to exit non-traded retail fundraising activities carried out by our wholly-owned broker-dealer subsidiary, Carey Financial, as of June 30, 2017. In August 2017, we resigned as the advisor to CCIF and our advisory agreement with CCIF was terminated, effective as of September 11, 2017. CCIF was included in the Managed Programs prior to our resignation as its advisor. We currently expect to continue to manage all existing Managed Programs through the end of their respective life cycles (Note 1, Note 3).

The following tables present other operating data that management finds useful in evaluating results of operations (dollars in millions):

	June 30, 2018	December 31, 2017
Total properties — Managed Programs	629	628
Assets under management — Managed Programs (a)	$13,425.3	$13,125.1

	Six Months Ended June 30,
	2018	2017
Financings structured — Managed Programs	$220.3	$644.8
Investments structured — Managed Programs (b)	123.2	617.0
Funds raised — CWI 2 offering (c)	—	228.5
Funds raised — CCIF offering (d)	—	70.2
Funds raised — CESH I offering (e)	—	25.2
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

W. P. Carey 6/30/2018 10-Q – 60

(d)
Amount represents funding from the CCIF Feeder Funds to CCIF. We began to raise funds on behalf of the CCIF Feeder Funds in the fourth quarter of 2015. One of the CCIF Feeder Funds, CCIF 2016 T, closed its offering on April 28, 2017. In August 2017, we resigned as the advisor to CCIF and our advisory agreement with CCIF was terminated, effective as of September 11, 2017.

(e)	Reflects funds raised from CESH I’s private placement, which commenced in July 2016 and closed on July 31, 2017.

Below is a summary of comparative results of our Investment Management segment (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Revenues
Asset management revenue	$17,268	$17,966	$(698)	$34,253	$35,333	$(1,080)
Reimbursable costs from affiliates	5,537	13,479	(7,942)	10,841	39,179	(28,338)
Structuring revenue	4,426	14,330	(9,904)	6,165	18,164	(11,999)
Dealer manager fees	—	1,000	(1,000)	—	4,325	(4,325)
Other advisory revenue	—	706	(706)	190	797	(607)
	27,231	47,481	(20,250)	51,449	97,798	(46,349)
Operating Expenses
General and administrative	5,843	9,726	(3,883)	12,361	19,876	(7,515)
Reimbursable costs from affiliates	5,537	13,479	(7,942)	10,841	39,179	(28,338)
Subadvisor fees	1,855	3,672	(1,817)	3,887	6,392	(2,505)
Stock-based compensation expense	1,708	2,205	(497)	5,621	7,161	(1,540)
Depreciation and amortization	963	860	103	2,000	1,768	232
Restructuring and other compensation	—	7,718	(7,718)	—	7,718	(7,718)
Dealer manager fees and expenses	—	2,788	(2,788)	—	6,082	(6,082)
	15,906	40,448	(24,542)	34,710	88,176	(53,466)
Other Income and Expenses
Equity in earnings of equity method investments in the Managed Programs	9,029	12,007	(2,978)	20,996	25,709	(4,713)
Other gains and (losses)	956	455	501	1,080	931	149
	9,985	12,462	(2,477)	22,076	26,640	(4,564)
Income before income taxes	21,310	19,495	1,815	38,815	36,262	2,553
(Provision for) benefit from income taxes	(4,945)	1,283	(6,228)	(2,476)	4,042	(6,518)
Net Income from Investment Management Attributable to W. P. Carey	$16,365	$20,778	$(4,413)	$36,339	$40,304	$(3,965)

Asset Management Revenue

We earn asset management revenue from (i) the CPA REITs based on the value of their real estate-related assets under management, (ii) the CWI REITs based on the value of their lodging-related assets under management, and (iii) CESH I based on its gross assets under management at fair value. We also earned asset management revenue from CCIF, prior to our resignation as its advisor in the third quarter of 2017, based on the average of its gross assets under management at fair value, which was payable in cash. Asset management revenue may increase or decrease depending upon changes in the Managed Programs’ asset bases as a result of purchases, sales, or changes in the appraised value of the real estate-related and lodging-related assets in their investment portfolios. For 2018, (i) we received asset management fees from CPA:17 – Global in shares of its common stock through May 31, 2018; effective as of June 1, 2018, we receive asset management fees from CPA:17 – Global in cash in light of the Proposed Merger, (ii) we receive asset management fees from CPA:18 – Global and the CWI REITs in shares of their common stock, and (iii) we receive asset management fees from CESH I in cash.

W. P. Carey 6/30/2018 10-Q – 61

For the three and six months ended June 30, 2018 as compared to the same periods in 2017, asset management revenue decreased by $0.7 million and $1.1 million, respectively, primarily due to decreases of $2.0 million and $3.6 million, respectively, in asset management revenue from CCIF as a result of our resignation as its advisor in the third quarter of 2017 (Note 1). These decreases were partially offset by the impact of the growth in assets under management due to investment volume after June 30, 2017 for the ongoing Managed Programs, as a result of which asset management revenue increased by $0.6 million and $1.2 million, respectively, from CWI 2, $0.4 million and $0.5 million, respectively, from CPA:18 – Global, $0.2 million and $0.6 million, respectively, from CESH I, and $0.2 million and $0.3 million, respectively, from CPA:17 – Global.

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

For the three and six months ended June 30, 2018 as compared to the same periods in 2017, reimbursable costs from affiliates decreased by $7.9 million and $28.3 million, respectively, primarily due to the impact of our exit from non-traded retail fundraising activities on June 30, 2017.

Structuring Revenue

We earn structuring revenue when we structure investments and debt placement transactions for the Managed Programs. Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation, and is expected to continue to decline on an annual basis in future periods because the Managed Programs are substantially invested and we have exited non-traded retail fundraising activities.

For the three months ended June 30, 2018 as compared to the same period in 2017, structuring revenue decreased by $9.9 million. Structuring revenue from CPA:17 – Global, CWI 2, and CESH I decreased by $6.1 million, $4.4 million, and $3.5 million, respectively, partially offset by a $4.2 million increase in structuring revenue recognized during the current year period from CPA:18 – Global.

For the six months ended June 30, 2018 as compared to the same period in 2017, structuring revenue decreased by $12.0 million. Structuring revenue from CPA:17 – Global, CESH I, and CWI 2 decreased by $6.4 million, $4.5 million, and $4.4 million, respectively, partially offset by a $3.0 million increase in structuring revenue recognized during the current year period from CPA:18 – Global.

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

W. P. Carey 6/30/2018 10-Q – 62

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

As discussed in Note 3, certain personnel costs and overhead costs are charged to the CPA REITs based on the trailing 12-month reported revenues of the Managed Programs and us. We allocate certain personnel and overhead costs to the CWI REITs, CESH I, and, prior to our resignation as the advisor to CCIF in the third quarter of 2017, the Managed BDCs based on the time incurred by our personnel. This methodology has been in place during the entire reporting period covered in this Report.

For the three and six months ended June 30, 2018 as compared to the same periods in 2017, general and administrative expenses in our Investment Management segment, which excludes restructuring and other compensation expenses as described below, decreased by $3.9 million and $7.5 million, respectively, primarily due to the change in methodology for allocation of expenses between our Owned Real Estate and Investment Management segments discussed above (Note 1), as well as an overall decline in compensation expenses and organization expenses as a result of a reduction in headcount, including the impact of our exit from active non-traded retail fundraising activities as of June 30, 2017 (Note 1).

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

For the three and six months ended June 30, 2018 as compared to the same periods in 2017, subadvisor fees decreased by $1.8 million and $2.5 million, respectively, primarily because we no longer paid a subadvisory fee in connection with CCIF after our resignation as its advisor in the third quarter of 2017 (Note 1).

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

For the three and six months ended June 30, 2018 as compared to the same periods in 2017, stock-based compensation expense allocated to our Investment Management segment decreased by $0.5 million and $1.5 million, respectively, primarily reflecting the impact of our exit from active non-traded retail fundraising activities as of June 30, 2017 (Note 1), as well as the change in methodology for allocation of expenses between our Owned Real Estate and Investment Management segments discussed above (Note 1).

Restructuring and Other Compensation

For both the three and six months ended June 30, 2017, we recorded total restructuring expenses of $7.7 million related to our decision to exit non-traded retail fundraising activities as of June 30, 2017. These expenses, all of which were allocated to the Investment Management segment, consisted primarily of severance costs (Note 1, Note 12).

W. P. Carey 6/30/2018 10-Q – 63

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Equity in earnings of equity method investments in the Managed Programs:
Equity in earnings of equity method investments in the Managed Programs (a)	$253	$1,279	$1,718	$3,188
Distributions of Available Cash: (b)
CPA:17 – Global	5,185	6,971	11,355	13,781
CPA:18 – Global	2,830	2,186	4,735	3,861
CWI 1	—	1,544	972	3,245
CWI 2	761	27	2,216	1,634
Equity in earnings of equity method investments in the Managed Programs	$9,029	$12,007	$20,996	$25,709
__________

(a)
Decreases for the three and six months ended June 30, 2018 as compared to the same periods in 2017 were primarily due to decreases of $0.3 million and $0.4 million, respectively, from our investment in shares of common stock of CPA:17 – Global, which recognized lower net income during the current year periods as compared to the prior year periods. In addition, we recognized equity in earnings of our equity method investment in CCIF of $0.2 million and $0.7 million during the three and six months ended June 30, 2017, respectively.

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

(Provision for) Benefit from Income Taxes

For the three and six months ended June 30, 2018 as compared to the same periods in 2017, we recognized a provision for income taxes of $4.9 million and $2.5 million, respectively, compared to a benefit from income taxes of $1.3 million and $4.0 million, respectively, within our Investment Management segment, primarily as a result of higher income within that segment, as well as recent federal tax law changes that decreased the deductibility of executive compensation recognized during the current year periods.

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

W. P. Carey 6/30/2018 10-Q – 64

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

Operating Activities — Net cash provided by operating activities decreased by $18.8 million during the six months ended June 30, 2018 as compared to the same period in 2017, primarily due to a decrease in structuring revenue received from the Managed Programs as a result of their lower investment volume during the current year period and a decrease in cash flow as a result of property dispositions during 2017 and 2018. These decreases were partially offset by a decrease in interest expense, as well as an increase in cash flow generated from properties acquired during 2017 and 2018.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property-related costs.

During the six months ended June 30, 2018, we used $269.9 million to acquire three investments (Note 4). We sold seven properties for net proceeds totaling $77.7 million (Note 15). We also used $48.9 million to fund construction projects and other capital expenditures on certain properties within our owned real estate portfolio. We used $10.0 million to fund short-term loans to the Managed Programs, while $37.0 million of such loans were repaid during the period (Note 3). We also received $7.0 million in distributions from equity method investments in the Managed Programs and real estate in excess of cumulative equity income.

Financing Activities — During the six months ended June 30, 2018, gross borrowings under our Senior Unsecured Credit Facility were $593.0 million and repayments were $818.9 million (Note 10). We received the equivalent of $616.4 million in net proceeds from the issuance of €500.0 million of 2.125% Senior Notes in March 2018, which we used to repay in full the outstanding balance on our Unsecured Term Loans (which were denominated in euros), prepay certain non-recourse mortgage loans (which were denominated in euros), and pay down the outstanding balance of amounts borrowed in euros under our Unsecured Revolving Credit Facility at that time (Note 10). In connection with the issuances of these notes (Note 10), we incurred financing costs totaling $4.3 million. We also made prepaid and scheduled non-recourse mortgage loan principal payments of $164.9 million and $34.3 million, respectively. Additionally, we paid distributions to stockholders totaling $219.2 million related to the fourth quarter of 2017 and first quarter of 2018; and also paid distributions of $9.8 million to affiliates that hold noncontrolling interests in various entities with us.

W. P. Carey 6/30/2018 10-Q – 65

Summary of Financing

The table below summarizes our Senior Unsecured Notes, our non-recourse mortgages, and our Senior Unsecured Credit Facility (dollars in thousands):

	June 30, 2018	December 31, 2017
Carrying Value
Fixed rate:
Senior Unsecured Notes (a)	$3,018,475	$2,474,661
Non-recourse mortgages (a)	855,637	916,768
	3,874,112	3,391,429
Variable rate:
Unsecured Revolving Credit Facility	396,917	216,775
Unsecured Term Loans (a)	—	388,354
Non-recourse mortgages (a):
Amount subject to interest rate swaps and cap	130,029	149,563
Floating interest rate mortgage loans	—	119,146
	526,946	873,838
	$4,401,058	$4,265,267

Percent of Total Debt
Fixed rate	88%	80%
Variable rate	12%	20%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	3.6%	3.9%
Variable rate (b)	2.6%	1.8%

__________

(a)
Aggregate debt balance includes unamortized deferred financing costs totaling $18.4 million and $15.9 million as of June 30, 2018 and December 31, 2017, respectively, and unamortized discount totaling $14.7 million and $12.8 million as of June 30, 2018 and December 31, 2017, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At June 30, 2018, our cash resources consisted of the following:

•
cash and cash equivalents totaling $122.4 million. Of this amount, $73.1 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

•	our Unsecured Revolving Credit Facility, with unused capacity of $1.1 billion; and

•	unleveraged properties that had an aggregate asset carrying value of $4.9 billion at June 30, 2018, although there can be no assurance that we would be able to obtain financing for these properties.

We have also accessed the capital markets when necessary through additional debt and equity offerings, such as the €500.0 million of 2.125% Senior Notes that we issued in March 2018 (Note 10) and the shares of common stock issued previously under our ATM programs. During both the three and six months ended June 30, 2018, we did not issue any shares of our common stock under our ATM program. During both the three and six months ended June 30, 2017, we issued 329,753 shares of our common stock under our ATM program at a weighted-average price of $67.82 per share for net proceeds of $21.9 million. As of June 30, 2018, $376.6 million remained available for issuance under our ATM program (Note 13).

W. P. Carey 6/30/2018 10-Q – 66

Senior Unsecured Credit Facility

Our Senior Unsecured Credit Facility is more fully described in Note 10. A summary of our Senior Unsecured Credit Facility is provided below (in thousands):

	June 30, 2018		December 31, 2017
	Outstanding Balance	Maximum Available	Outstanding Balance	Maximum Available
Unsecured Revolving Credit Facility	$396,917	$1,500,000	$216,775	$1,500,000
Unsecured Term Loans, net (a) (b)	—	—	389,773	389,773
__________

(a)
Amounts as of December 31, 2017 were comprised of our Term Loan of €236.3 million and our Delayed Draw Term Loan of €88.7 million, and reflected the exchange rate of the euro at that date. On March 7, 2018, we repaid and terminated both of our Unsecured Term Loans in full. The aggregate principal amount (of revolving and term loans) available under the Credit Agreement may be increased up to an amount not to exceed the U.S. dollar equivalent of $2.35 billion (Note 10).

(b)	Outstanding balance excludes unamortized discount of $1.2 million and unamortized deferred financing costs of $0.2 million at December 31, 2017.

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments, funding capital commitments such as construction and redevelopment projects, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, making scheduled interest payments on the Senior Unsecured Notes, scheduled principal payments (including balloon payments) on our mortgage loan obligations, prepayments of certain of our mortgage loan obligations, and costs related to the Proposed Merger, as well as other normal recurring operating expenses.

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

W. P. Carey 6/30/2018 10-Q – 67

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at June 30, 2018 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Unsecured Notes — principal (a) (b)	$3,048,701	$—	$—	$582,900	$2,465,801
Non-recourse mortgages — principal (a)	988,513	87,084	340,090	411,593	149,746
Unsecured Revolving Credit Facility — principal (a) (c)	396,917	—	396,917	—	—
Interest on borrowings (d)	820,248	151,470	280,828	219,042	168,908
Capital commitments and tenant expansion allowances (e)	175,192	83,351	88,328	—	3,513
Operating and other lease commitments (f) (g)	159,392	10,423	17,770	8,059	123,140
	$5,588,963	$332,328	$1,123,933	$1,221,594	$2,911,108

__________

(a)
Excludes unamortized deferred financing costs totaling $18.4 million, the unamortized discount on the Senior Unsecured Notes of $12.8 million in aggregate, and the aggregate unamortized fair market value adjustment of $1.9 million, primarily resulting from the assumption of property-level debt in connection with business combinations completed in prior years.

(b)	Our Senior Unsecured Notes are scheduled to mature from 2023 through 2027 (Note 10).

(c)	Our Unsecured Revolving Credit Facility is scheduled to mature on February 22, 2021 unless otherwise extended pursuant to its terms.

(d)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at June 30, 2018.

(e)
Capital commitments include (i) $131.6 million related to build-to-suit projects and redevelopments, including $48.0 million related to projects for which the tenant has not exercised the associated construction option, and (ii) $43.6 million related to unfunded tenant improvements, including certain discretionary commitments.

(f)	Operating and other lease commitments consist primarily of rental obligations under ground leases and the future minimum rents payable on the leases for our principal offices.

(g)
Includes a total of $1.7 million in office rent related to our lease of certain office space in New York, for which we entered into a sublease agreement with a third party during the fourth quarter of 2017. The sublessee will reimburse us in full for rent through the end of the lease term in the first quarter of 2021.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at June 30, 2018, which consisted primarily of the euro. At June 30, 2018, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

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

W. P. Carey 6/30/2018 10-Q – 68

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

We believe that AFFO is a useful supplemental measure for investors to consider as we believe it will help them to better assess the sustainability of our operating performance without the potentially distorting impact of these short-term fluctuations. However, there are limits on the usefulness of AFFO to investors. For example, impairment charges and unrealized foreign currency losses that we exclude may become actual realized losses upon the ultimate disposition of the properties in the form of lower cash proceeds or other considerations. We use our FFO and AFFO measures as supplemental financial measures of operating performance. We do not use our FFO and AFFO measures as, nor should they be considered to be, alternatives to net income computed under GAAP or as alternatives to net cash provided by operating activities computed under GAAP or as indicators of our ability to fund our cash needs.

W. P. Carey 6/30/2018 10-Q – 69

Consolidated FFO and AFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to W. P. Carey	$75,681	$64,318	$140,955	$121,802
Adjustments:
Depreciation and amortization of real property	63,073	61,636	127,653	122,818
Gain on sale of real estate, net	(11,912)	(3,465)	(18,644)	(3,475)
Impairment charges	—	—	4,790	—
Proportionate share of adjustments for noncontrolling interests	(2,729)	(2,562)	(5,511)	(5,103)
Proportionate share of adjustments to equity in net income of partially owned entities	902	833	2,154	3,550
Total adjustments	49,334	56,442	110,442	117,790
FFO (as defined by NAREIT) attributable to W. P. Carey	125,015	120,760	251,397	239,592
Adjustments:
Above- and below-market rent intangible lease amortization, net	12,303	12,323	24,105	24,814
Other amortization and non-cash items (a)	(7,437)	6,693	(2,291)	8,787
Stock-based compensation	3,698	3,104	11,917	10,014
Tax expense (benefit) — deferred	3,028	(1,382)	(9,127)	(6,933)
Merger and other expenses (b)	2,692	1,000	2,655	1,073
Straight-line and other rent adjustments	(2,637)	(2,965)	(4,933)	(6,465)
Amortization of deferred financing costs	1,905	2,542	1,711	3,942
Realized losses (gains) on foreign currency	627	(378)	(888)	25
Restructuring and other compensation (c)	—	7,718	—	7,718
(Gain) loss on extinguishment of debt	—	(2,443)	1,609	(1,531)
Proportionate share of adjustments to equity in net income of partially owned entities	3,635	1,978	5,387	2,528
Proportionate share of adjustments for noncontrolling interests	(230)	(513)	(573)	(889)
Total adjustments	17,584	27,677	29,572	43,083
AFFO attributable to W. P. Carey	$142,599	$148,437	$280,969	$282,675

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey	$125,015	$120,760	$251,397	$239,592
AFFO attributable to W. P. Carey	$142,599	$148,437	$280,969	$282,675

W. P. Carey 6/30/2018 10-Q – 70

FFO and AFFO from Owned Real Estate were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income from Owned Real Estate attributable to W. P. Carey	$59,316	$43,540	$104,616	$81,498
Adjustments:
Depreciation and amortization of real property	63,073	61,636	127,653	122,818
Gain on sale of real estate, net	(11,912)	(3,465)	(18,644)	(3,475)
Impairment charges	—	—	4,790	—
Proportionate share of adjustments for noncontrolling interests	(2,729)	(2,562)	(5,511)	(5,103)
Proportionate share of adjustments to equity in net income of partially owned entities	902	833	2,154	3,550
Total adjustments	49,334	56,442	110,442	117,790
FFO (as defined by NAREIT) attributable to W. P. Carey — Owned Real Estate	108,650	99,982	215,058	199,288
Adjustments:
Above- and below-market rent intangible lease amortization, net	12,303	12,323	24,105	24,814
Other amortization and non-cash items (a)	(7,176)	7,038	(2,350)	9,047
Merger and other expenses (b)	2,692	1,000	2,655	1,073
Straight-line and other rent adjustments	(2,637)	(2,965)	(4,933)	(6,465)
Stock-based compensation	1,990	899	6,296	2,853
Amortization of deferred financing costs	1,905	2,542	1,711	3,942
Tax (benefit) expense — deferred	(1,767)	33	(11,285)	(2,427)
Realized losses (gains) on foreign currency	633	(382)	(925)	13
(Gain) loss on extinguishment of debt	—	(2,443)	1,609	(1,531)
Proportionate share of adjustments to equity in net income of partially owned entities	99	(92)	28	(526)
Proportionate share of adjustments for noncontrolling interests	(230)	(513)	(573)	(889)
Total adjustments	7,812	17,440	16,338	29,904
AFFO attributable to W. P. Carey — Owned Real Estate	$116,462	$117,422	$231,396	$229,192

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Owned Real Estate	$108,650	$99,982	$215,058	$199,288
AFFO attributable to W. P. Carey — Owned Real Estate	$116,462	$117,422	$231,396	$229,192

W. P. Carey 6/30/2018 10-Q – 71

FFO and AFFO from Investment Management were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income from Investment Management attributable to W. P. Carey	$16,365	$20,778	$36,339	$40,304
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	16,365	20,778	36,339	40,304
Adjustments:
Tax expense (benefit) — deferred	4,795	(1,415)	2,158	(4,506)
Stock-based compensation	1,708	2,205	5,621	7,161
Other amortization and non-cash items (a)	(261)	(345)	59	(260)
Realized (gains) losses on foreign currency	(6)	4	37	12
Restructuring and other compensation (c)	—	7,718	—	7,718
Proportionate share of adjustments to equity in net income of partially owned entities	3,536	2,070	5,359	3,054
Total adjustments	9,772	10,237	13,234	13,179
AFFO attributable to W. P. Carey — Investment Management	$26,137	$31,015	$49,573	$53,483

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	$16,365	$20,778	$36,339	$40,304
AFFO attributable to W. P. Carey — Investment Management	$26,137	$31,015	$49,573	$53,483
__________

(a)	Primarily represents unrealized gains and losses from foreign exchange movements and derivatives.

(b)
Amounts for the three and six months ended June 30, 2018 are primarily comprised of costs incurred in connection with the Proposed Merger (Note 1, Note 3). Amounts for the three and six months ended June 30, 2017 are primarily comprised of an accrual for estimated one-time legal settlement expenses.

(c)
Amounts for the three and six months ended June 30, 2017 represent restructuring expenses resulting from our exit from non-traded retail fundraising activities, which we announced in June 2017 (Note 12).

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

W. P. Carey 6/30/2018 10-Q – 72

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners obtained, and may in the future obtain, variable-rate non-recourse mortgage loans and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with counterparties. See Note 9 for additional information on our interest rate swaps and caps.

At June 30, 2018, a significant portion (approximately 91.0%) of our long-term debt either bore interest at fixed rates or was swapped or capped to a fixed rate. Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash outflows for the remainder of 2018, each of the next four calendar years following December 31, 2018, and thereafter, based upon expected maturity dates of our debt obligations outstanding at June 30, 2018 (in thousands):

	2018 (Remainder)	2019	2020	2021	2022	Thereafter	Total	Fair value
Fixed-rate debt (a) (b)	$47,872	$81,290	$177,979	$116,787	$219,086	$3,263,513	$3,906,527	$3,938,074
Variable-rate debt (a)	$7,053	$13,234	$43,044	$439,594	$21,669	$3,010	$527,604	$526,809
__________

(a)	Amounts are based on the exchange rate at June 30, 2018, as applicable.

(b)	Amounts after 2022 are primarily comprised of principal payments for our Senior Unsecured Notes (Note 10).

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to interest rate caps, is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at June 30, 2018 would increase or decrease by $2.0 million for our euro-denominated debt and by $2.0 million for our U.S. dollar-denominated debt for each respective 1% change in annual interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Australia, and Canada, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, the Danish krone, the Australian dollar, and the Canadian dollar, which may affect future costs and cash flows. We historically obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also issued the euro-denominated 2.0% Senior Notes, 2.25% Senior Notes, and 2.125% Senior Notes and have borrowed under our Unsecured Revolving Credit Facility and Unsecured Term Loans in foreign currencies, including the euro and the British pound sterling (Note 10). To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

As part of our investment strategy, we make intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short-term loans, are included in the determination of net income. For the six months ended June 30, 2018, we recognized net foreign currency transaction gains (included in Other gains

W. P. Carey 6/30/2018 10-Q – 73

and (losses) in the consolidated financial statements) of $4.9 million, primarily due to the strengthening of the U.S. dollar relative to the euro during the period. The end-of-period rate for the U.S. dollar in relation to the euro at June 30, 2018 decreased by 2.8% to $1.1658 from $1.1993 at December 31, 2017.

We enter into foreign currency forward contracts and collars to hedge certain of our foreign currency cash flow exposures. See Note 9 for additional information on our foreign currency forward contracts and collars.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of June 30, 2018 for the remainder of 2018, each of the next four calendar years following December 31, 2018, and thereafter are as follows (in thousands):

Lease Revenues (a)	2018 (Remainder)	2019	2020	2021	2022	Thereafter	Total
Euro (b)	$84,950	$165,506	$162,396	$159,587	$148,900	$1,432,157	$2,153,496
British pound sterling (c)	16,929	33,843	34,199	34,447	34,580	244,660	398,658
Danish krone (d)	6,270	12,564	12,831	13,033	13,274	200,181	258,153
Australian dollar (e)	6,086	12,073	12,106	12,073	12,073	142,958	197,369
Other foreign currencies (f)	5,487	11,138	11,367	11,538	11,206	103,945	154,681
	$119,722	$235,124	$232,899	$230,678	$220,033	$2,123,901	$3,162,357

Scheduled debt service payments (principal and interest) for our Senior Unsecured Notes, Unsecured Revolving Credit Facility, and non-recourse mortgage notes payable for our consolidated foreign operations as of June 30, 2018 for the remainder of 2018, each of the next four calendar years following December 31, 2018, and thereafter are as follows (in thousands):

Debt Service (a) (g)	2018 (Remainder)	2019	2020	2021	2022	Thereafter	Total
Euro (b)	$26,306	$51,783	$94,795	$277,648	$46,501	$1,855,691	$2,352,724
British pound sterling (c)	413	826	826	826	826	10,568	14,285
	$26,719	$52,609	$95,621	$278,474	$47,327	$1,866,259	$2,367,009

__________

(a)	Amounts are based on the applicable exchange rates at June 30, 2018. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at June 30, 2018 of $2.0 million, excluding the impact of our derivative instruments. Amounts included the equivalent of $582.9 million of 2.0% Senior Notes outstanding maturing in January 2023; the equivalent of $582.9 million of 2.25% Senior Notes outstanding maturing in July 2024; the equivalent of $582.9 million of 2.125% Senior Notes outstanding maturing in April 2027; and the equivalent of $201.9 million borrowed in euro under our Unsecured Revolving Credit Facility, which is scheduled to mature on February 22, 2021 unless extended pursuant to its terms, but may be prepaid prior to that date pursuant to its terms (Note 10).

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at June 30, 2018 of $3.8 million, excluding the impact of our derivative instruments.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the Danish krone and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at June 30, 2018 of $2.6 million. There is no related mortgage loan on this investment.

(e)
We estimate that, for a 1% increase or decrease in the exchange rate between the Australian dollar and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at June 30, 2018 of $2.0 million. There is no related mortgage loan on this investment.

(f)	Other foreign currencies for future minimum rents consist of the Norwegian krone, Canadian dollar, and the Swedish krona.

(g)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at June 30, 2018.

W. P. Carey 6/30/2018 10-Q – 74

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

For the six months ended June 30, 2018, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•	65% related to domestic operations; and

•	35% related to international operations.

At June 30, 2018, our net-lease portfolio, which excludes our operating properties, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our ABR as of that date:

•	66% related to domestic properties;

•	34% related to international properties;

•	29% related to industrial facilities, 24% related to office facilities, 16% related to retail facilities, and 16% related to warehouse facilities; and

•	18% related to the retail stores industry (including automotive dealerships) and 11% related to the consumer services industry.

W. P. Carey 6/30/2018 10-Q – 75

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2018 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

W. P. Carey 6/30/2018 10-Q – 76

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

We are including the following additional risk factor, which should be read in conjunction with our description of risk factors provided in Part I, Item 1A. Risk Factors in our 2017 Annual Report:

Failure to complete the Proposed Merger could negatively affect us.

It is possible that the Proposed Merger may not be completed. The parties’ respective obligations to complete the Proposed Merger are subject to the satisfaction or waiver of specified conditions, some of which are beyond the control of CPA:17 – Global and us. If the Proposed Merger is not completed, we may be subject to a number of material risks, including the following:

•
we will have incurred substantial costs and expenses related to the Proposed Merger, such as legal, accounting, and financial advisor fees, which will be payable by us even if the Proposed Merger is not completed, and are only subject to reimbursement from CPA:17 – Global under certain limited circumstances; and

•	we may be required to pay CPA:17 – Global’s out-of-pocket expenses incurred in connection with the Proposed Merger if the Merger Agreement is terminated under certain circumstances.

W. P. Carey 6/30/2018 10-Q – 77

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
10.1
Agreement and Plan of Merger dated as of June 17, 2018, by and between Corporate Property Associates 17 – Global Incorporated, W. P. Carey Inc., CPA17 Merger Sub LLC, and, for the limited purposes set forth therein, Carey Asset Management Corp., W. P. Carey & Co. B.V., W. P. Carey Holdings, LLC, and CPA®: 17 Limited Partnership.
Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 001-13779) filed with the SEC on June 18, 2018

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

W. P. Carey 6/30/2018 10-Q – 78

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.
Date:	August 3, 2018
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	August 3, 2018
		By:	/s/ Arjun Mahalingam
Arjun Mahalingam
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 6/30/2018 10-Q – 79

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
10.1
Agreement and Plan of Merger dated as of June 17, 2018, by and between Corporate Property Associates 17 – Global Incorporated, W. P. Carey Inc., CPA17 Merger Sub LLC, and, for the limited purposes set forth therein, Carey Asset Management Corp., W. P. Carey & Co. B.V., W. P. Carey Holdings, LLC, and CPA®: 17 Limited Partnership.
Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 001-13779) filed with the SEC on June 18, 2018

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