Form 10-Q
period 2018-09-30
W. P. Carey Inc.
filed 2018-11-02
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Registrant has 161,063,481 shares of common stock, $0.001 par value, outstanding at November 1, 2018.

INDEX

W. P. Carey 9/30/2018 10-Q – 1

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: the impact of the CPA:17 Merger discussed and defined herein; our expected range of Adjusted funds from operations, or AFFO; the amount and timing of any future dividends; statements regarding our corporate strategy and estimated or future economic performance and results, including our projected assets under management, underlying assumptions about our portfolio (e.g., occupancy rate, lease terms, and tenant credit quality, including our expectations about tenant bankruptcies and interest coverage), possible new acquisitions and dispositions, and our international exposure and acquisition volume; our capital structure, future capital expenditure levels (including any plans to fund our future liquidity needs), and future leverage and debt service obligations; capital markets, including our credit ratings and ability to sell shares under our “at-the market” program and the use of proceeds from that program; the outlook for the investment programs that we manage, including their earnings, as well as possible liquidity events for those programs; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust, or REIT, and the Tax Cuts and Jobs Act in the United States; the impact of recently issued accounting pronouncements; other regulatory activity, such as the General Data Protection Regulation in the European Union or other data privacy initiatives; and the general economic outlook. These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition, liquidity, results of operations, AFFO, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 23, 2018, or the 2017 Annual Report, and in Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, as filed with SEC on August 3, 2018. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, potential investors are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

W. P. Carey 9/30/2018 10-Q – 2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
Assets
Investments in real estate:
Land, buildings and improvements	$5,794,494	$5,457,265
Net investments in direct financing leases	702,151	721,607
In-place lease and other intangible assets	1,199,785	1,213,976
Above-market rent intangible assets	626,390	640,480
Investments in real estate	8,322,820	8,033,328
Accumulated depreciation and amortization	(1,485,056)	(1,329,613)
Assets held for sale, net	108,730	—
Net investments in real estate	6,946,494	6,703,715
Equity investments in the Managed Programs and real estate	366,306	341,457
Cash and cash equivalents	176,612	162,312
Due from affiliates	82,547	105,308
Other assets, net	305,295	274,650
Goodwill	641,734	643,960
Total assets	$8,518,988	$8,231,402
Liabilities and Equity
Debt:
Senior unsecured notes, net	$3,007,453	$2,474,661
Unsecured revolving credit facility	696,380	216,775
Unsecured term loans, net	—	388,354
Non-recourse mortgages, net	959,951	1,185,477
Debt, net	4,663,784	4,265,267
Accounts payable, accrued expenses and other liabilities	265,676	263,053
Below-market rent and other intangible liabilities, net	105,898	113,957
Deferred income taxes	98,933	67,009
Dividends payable	111,688	109,766
Total liabilities	5,245,979	4,819,052
Redeemable noncontrolling interest	1,300	965
Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 107,214,394 and 106,922,616 shares, respectively, issued and outstanding	107	107
Additional paid-in capital	4,445,426	4,433,573
Distributions in excess of accumulated earnings	(1,165,914)	(1,052,064)
Deferred compensation obligation	36,159	46,656
Accumulated other comprehensive loss	(254,055)	(236,011)
Total stockholders’ equity	3,061,723	3,192,261
Noncontrolling interests	209,986	219,124
Total equity	3,271,709	3,411,385
Total liabilities and equity	$8,518,988	$8,231,402

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2018 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Real Estate:
Lease revenues	$167,088	$161,511	$492,935	$475,547
Reimbursable tenant costs	5,979	5,397	17,931	15,940
Operating property revenues	4,282	8,449	16,365	23,652
Lease termination income and other	1,981	1,227	3,603	4,234
	179,330	176,584	530,834	519,373
Investment Management:
Asset management revenue	17,349	17,938	51,602	53,271
Structuring revenue	6,553	9,817	12,718	27,981
Reimbursable costs from affiliates	6,042	6,211	16,883	45,390
Other advisory revenue	110	99	300	896
Dealer manager fees	—	105	—	4,430
	30,054	34,170	81,503	131,968
	209,384	210,754	612,337	651,341
Operating Expenses
Depreciation and amortization	67,825	64,040	198,119	189,319
General and administrative	15,863	17,236	50,888	53,189
Reimbursable tenant and affiliate costs	12,021	11,608	34,814	61,330
Property expenses, excluding reimbursable tenant costs	7,953	10,556	26,760	31,196
Subadvisor fees	3,127	5,206	7,014	11,598
Stock-based compensation expense	2,475	4,635	14,392	14,649
Merger and other expenses	1,673	65	4,328	1,138
Restructuring and other compensation	—	1,356	—	9,074
Dealer manager fees and expenses	—	462	—	6,544
Impairment charges	—	—	4,790	—
	110,937	115,164	341,105	378,037
Other Income and Expenses
Interest expense	(41,740)	(41,182)	(121,125)	(125,374)
Equity in earnings of equity method investments in the Managed Programs and real estate	18,363	16,318	46,246	47,820
Other gains and (losses)	8,875	(4,569)	16,698	(4,969)
	(14,502)	(29,433)	(58,181)	(82,523)
Income before income taxes and gain on sale of real estate	83,945	66,157	213,051	190,781
Provision for income taxes	(2,715)	(1,760)	(2,975)	(2,903)
Income before gain on sale of real estate	81,230	64,397	210,076	187,878
Gain on sale of real estate, net of tax	343	19,257	18,987	22,732
Net Income	81,573	83,654	229,063	210,610
Net income attributable to noncontrolling interests	(4,225)	(3,376)	(10,760)	(8,530)
Net Income Attributable to W. P. Carey	$77,348	$80,278	$218,303	$202,080

Basic Earnings Per Share	$0.71	$0.74	$2.02	$1.87
Diluted Earnings Per Share	$0.71	$0.74	$2.01	$1.87
Weighted-Average Shares Outstanding
Basic	108,073,969	108,019,292	108,063,826	107,751,672
Diluted	108,283,666	108,143,694	108,253,841	107,947,490

Dividends Declared Per Share	$1.025	$1.005	$3.060	$3.000

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2018 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income	$81,573	$83,654	$229,063	$210,610
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(8,102)	28,979	(29,401)	71,686
Realized and unrealized gain (loss) on derivative instruments	772	(10,270)	6,453	(32,574)
Change in unrealized (loss) gain on investments	(269)	66	101	(260)
	(7,599)	18,775	(22,847)	38,852
Comprehensive Income	73,974	102,429	206,216	249,462

Amounts Attributable to Noncontrolling Interests
Net income	(4,225)	(3,376)	(10,760)	(8,530)
Foreign currency translation adjustments	945	(4,716)	4,797	(13,961)
Realized and unrealized loss on derivative instruments	1	8	6	13
Comprehensive income attributable to noncontrolling interests	(3,279)	(8,084)	(5,957)	(22,478)
Comprehensive Income Attributable to W. P. Carey	$70,695	$94,345	$200,259	$226,984

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2018 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Nine Months Ended September 30, 2018 and 2017
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2018	106,922,616	$107	$4,433,573	$(1,052,064)	$46,656	$(236,011)	$3,192,261	$219,124	$3,411,385
Shares issued upon delivery of vested restricted share awards	289,707	—	(13,501)				(13,501)		(13,501)
Shares issued upon purchases under employee share purchase plan	2,071	—	125				125		125
Delivery of deferred vested shares, net			10,497		(10,497)		—		—
Amortization of stock-based compensation expense			14,392				14,392		14,392
Contributions from noncontrolling interests							—	71	71
Distributions to noncontrolling interests							—	(15,166)	(15,166)
Redemption value adjustment			(335)				(335)		(335)
Dividends declared ($3.060 per share)			675	(332,153)			(331,478)		(331,478)
Net income				218,303			218,303	10,760	229,063
Other comprehensive loss:
Foreign currency translation adjustments						(24,604)	(24,604)	(4,797)	(29,401)
Realized and unrealized gain on derivative instruments						6,459	6,459	(6)	6,453
Change in unrealized gain on investments						101	101		101
Balance at September 30, 2018	107,214,394	$107	$4,445,426	$(1,165,914)	$36,159	$(254,055)	$3,061,723	$209,986	$3,271,709

W. P. Carey 9/30/2018 10-Q – 6

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
Nine Months Ended September 30, 2018 and 2017
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2017	106,294,162	$106	$4,399,961	$(894,137)	$50,222	$(254,485)	$3,301,667	$123,473	$3,425,140
Shares issued under “at-the-market” offering, net	345,253	1	22,856				22,857		22,857
Acquisition of noncontrolling interest			(1,845)				(1,845)	1,845	—
Shares issued upon delivery of vested restricted share awards	219,540	—	(9,678)				(9,678)		(9,678)
Shares issued upon exercise of stock options and purchases under employee share purchase plan	38,560	—	(1,595)				(1,595)		(1,595)
Delivery of deferred vested shares, net			3,734		(3,734)		—		—
Amortization of stock-based compensation expense			14,649				14,649		14,649
Contributions from noncontrolling interests							—	90,487	90,487
Distributions to noncontrolling interests							—	(16,910)	(16,910)
Dividends declared ($3.000 per share)			1,158	(325,844)	223		(324,463)		(324,463)
Net income				202,080			202,080	8,530	210,610
Other comprehensive income:
Foreign currency translation adjustments						57,725	57,725	13,961	71,686
Realized and unrealized loss on derivative instruments						(32,561)	(32,561)	(13)	(32,574)
Change in unrealized loss on investments						(260)	(260)		(260)
Balance at September 30, 2017	106,897,515	$107	$4,429,240	$(1,017,901)	$46,711	$(229,581)	$3,228,576	$221,373	$3,449,949

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2018 10-Q – 7

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows — Operating Activities
Net income	$229,063	$210,610
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	201,983	195,298
Distributions of earnings from equity method investments	47,173	49,365
Equity in earnings of equity method investments in the Managed Programs and real estate	(46,246)	(47,820)
Investment Management revenue received in shares of Managed REITs and other	(40,049)	(53,170)
Amortization of rent-related intangibles and deferred rental revenue	36,405	37,210
Gain on sale of real estate	(18,987)	(22,732)
Stock-based compensation expense	14,392	14,649
Straight-line rent adjustments	(12,142)	(13,511)
Realized and unrealized (gains) losses on foreign currency transactions, derivatives, and other	(9,293)	15,223
Deferred income taxes	(5,123)	(8,167)
Impairment charges	4,790	—
Changes in assets and liabilities:
Net changes in other operating assets and liabilities	(35,173)	(2,548)
Deferred structuring revenue received	7,834	15,256
Increase in deferred structuring revenue receivable	(4,868)	(3,697)
Net Cash Provided by Operating Activities	369,759	385,966
Cash Flows — Investing Activities
Purchases of real estate	(530,114)	(6,000)
Proceeds from sales of real estate	95,130	102,503
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(64,010)	(47,560)
Proceeds from repayment of short-term loans to affiliates	37,000	229,696
Return of capital from equity method investments	12,129	6,482
Funding of short-term loans to affiliates	(10,000)	(123,492)
Capital contributions to equity method investments	(715)	(1,291)
Other investing activities, net	(576)	5,728
Capital expenditures on corporate assets	(388)	(274)
Net Cash (Used in) Provided by Investing Activities	(461,544)	165,792
Cash Flows — Financing Activities
Proceeds from Senior Unsecured Credit Facility	982,538	1,189,591
Repayments of Senior Unsecured Credit Facility	(904,868)	(1,558,091)
Proceeds from issuance of Senior Unsecured Notes	616,355	530,456
Dividends paid	(329,552)	(322,389)
Prepayments of mortgage principal	(164,908)	(159,204)
Scheduled payments of mortgage principal	(59,048)	(303,538)
Distributions paid to noncontrolling interests	(15,166)	(16,910)
Payments for withholding taxes upon delivery of equity-based awards and exercises of stock options	(13,840)	(11,423)
Payment of financing costs	(4,286)	(12,672)
Other financing activities, net	(3,291)	(1,451)
Proceeds from mortgage financing	857	969
Contributions from noncontrolling interests	71	90,487
Proceeds from shares issued under “at-the-market” offering, net of selling costs	—	22,833
Net Cash Provided by (Used in) Financing Activities	104,862	(551,342)
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(7,953)	7,997
Net increase in cash and cash equivalents and restricted cash	5,124	8,413
Cash and cash equivalents and restricted cash, beginning of period	209,676	210,731
Cash and cash equivalents and restricted cash, end of period	$214,800	$219,144

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2018 10-Q – 8

W. P. CAREY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business and Organization

W. P. Carey Inc. is a REIT that, together with its consolidated subsidiaries, invests primarily in operationally-critical, single-tenant commercial real estate properties located in the United States and Northern and Western Europe. We earn revenue principally by leasing the properties we own to companies on a triple-net lease basis, which generally requires each tenant to pay the costs associated with operating and maintaining the property.

Founded in 1973, our shares of common stock are listed on the New York Stock Exchange under the symbol “WPC.”

On June 17, 2018, we, Corporate Property Associates 17 – Global Incorporated, or CPA:17 – Global, a publicly owned, non-listed REIT advised by us, and certain of our subsidiaries entered into an agreement and plan of merger, or Merger Agreement, pursuant to which CPA:17 – Global would merge with and into one of our subsidiaries in exchange for shares of our common stock, or the CPA:17 Merger, subject to certain conditions, including approvals of our stockholders and the stockholders of CPA:17 – Global (Note 3). The CPA:17 Merger and related transactions were approved by both sets of stockholders on October 29, 2018 and completed on October 31, 2018, as described in Note 17.

We have elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code. As a REIT, we are not generally subject to United States federal income taxation other than from our taxable REIT subsidiaries, or TRSs, as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. Through our TRSs, we also earn revenue as the advisor to certain publicly owned, non-listed REITs. We hold all of our real estate assets attributable to our Real Estate segment under the REIT structure, while the activities conducted by our Investment Management segment subsidiaries have been organized under TRSs.

At September 30, 2018, we were the advisor to the following entities:

•
CPA:17 – Global and Corporate Property Associates 18 – Global Incorporated, or CPA:18 – Global, publicly owned, non-listed REITs that primarily invest in commercial real estate properties leased to companies on a triple-net lease basis; we refer to CPA:17 – Global and CPA:18 – Global together as the CPA REITs;

•
Carey Watermark Investors Incorporated, or CWI 1, and Carey Watermark Investors 2 Incorporated, or CWI 2, two publicly owned, non-listed REITs that invest in lodging and lodging-related properties; we refer to CWI 1 and CWI 2 together as the CWI REITs and, together with the CPA REITs, as the Managed REITs (Note 3); and

•
Carey European Student Housing Fund I, L.P., or CESH I, a limited partnership formed for the purpose of developing, owning, and operating student housing properties and similar investments in Europe (Note 3); we refer to the Managed REITs and CESH I collectively as the Managed Programs.

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

W. P. Carey 9/30/2018 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

Reportable Segments

Real Estate — Lease revenues and equity income (Note 7) from our real estate investments generate the vast majority of our earnings. We invest primarily in commercial properties located in the United States and Northern and Western Europe, which are leased to companies on a triple-net lease basis. We also owned one hotel at September 30, 2018, which is considered an operating property. At September 30, 2018, our owned portfolio was comprised of our full or partial ownership interests in 913 properties, totaling approximately 89.3 million square feet, substantially all of which were net leased to 210 tenants, with a weighted-average lease term of 10.2 years and an occupancy rate of 98.7%.

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

At September 30, 2018, the CPA REITs collectively owned all or a portion of 461 properties (including certain properties in which we have an ownership interest), totaling approximately 53.7 million square feet, substantially all of which were net leased to 204 tenants, with an occupancy rate of approximately 97.6%. The Managed Programs also had interests in 172 operating properties, totaling approximately 19.7 million square feet in the aggregate.

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

W. P. Carey 9/30/2018 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

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

At both September 30, 2018 and December 31, 2017, we considered 28 entities to be VIEs, 21 of which we consolidated as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in the consolidated balance sheets (in thousands):

	September 30, 2018	December 31, 2017
Land, buildings and improvements	$952,534	$916,001
Net investments in direct financing leases	38,847	40,133
In-place lease and other intangible assets	235,578	268,863
Above-market rent intangible assets	92,226	103,081
Accumulated depreciation and amortization	(253,067)	(251,979)
Total assets	1,245,053	1,118,727

Non-recourse mortgages, net	$113,901	$128,230
Total liabilities	208,206	201,186

At both September 30, 2018 and December 31, 2017, our seven unconsolidated VIEs included our interests in six unconsolidated real estate investments, which we account for under the equity method of accounting, and one unconsolidated entity, which we accounted for at fair value as of September 30, 2018 and under the cost method of accounting as of December 31, 2017 (Note 7), and is included within our Investment Management segment. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities. As of September 30, 2018 and December 31, 2017, the net carrying amount of our investments in these entities was $150.3 million and $152.7 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

At September 30, 2018, we had an investment in a tenancy-in-common interest in various underlying international properties. Consolidation of this investment is not required as such interest does not qualify as a VIE and does not meet the control requirement for consolidation. Accordingly, we account for this investment using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment provides us with significant influence on the operating and financial decisions of this investment.

At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the jointly owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments, nor do we have any legal obligation to fund operating deficits. At September 30, 2018, none of our equity investments had carrying values below zero.

W. P. Carey 9/30/2018 10-Q – 11

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

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$176,612	$162,312
Restricted cash (a)	38,188	47,364
Total cash and cash equivalents and restricted cash	$214,800	$209,676
__________

(a)	Restricted cash is included within Other assets, net on our consolidated balance sheets.

Recent Accounting Pronouncements

Pronouncements Adopted as of September 30, 2018

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

Revenue from contracts under Accounting Standards Codification, or ASC, 606 in our Real Estate segment primarily represented operating property revenues of $4.3 million and $8.4 million for the three months ended September 30, 2018 and 2017, respectively, and $16.4 million and $23.7 million for the nine months ended September 30, 2018 and 2017, respectively. Operating property revenues are primarily comprised of revenues from room rentals and from food and beverage services at our hotel operating properties during those periods. We sold one of our two hotels in April 2018 (Note 15). We identified a single performance obligation for each distinct service. Performance obligations are typically satisfied at a point in time, at the time of sale, or at the rendering of the service. Fees are generally determined to be fixed. Payment is typically due immediately following the delivery of the service. Revenue from contracts under ASC 606 from our Investment Management segment is discussed in Note 3.

W. P. Carey 9/30/2018 10-Q – 12

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 intends to reduce diversity in practice for certain cash flow classifications, including, but not limited to (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination, (iii) proceeds from the settlement of insurance claims, and (iv) distributions received from equity method investees. We retrospectively adopted this guidance for our interim and annual periods beginning January 1, 2018. As a result, we reclassified debt extinguishment costs from net cash provided by operating activities to net cash used in financing activities on the consolidated statement of cash flows for the nine months ended September 30, 2017. The adoption of ASU 2016-15 did not have a material impact on our consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes, modifies, and adds certain fair value disclosure requirements. We adopted this guidance for our interim period beginning July 1, 2018. The adoption of this standard did not have a material impact on our consolidated financial statements.

W. P. Carey 9/30/2018 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Pronouncements to be Adopted after September 30, 2018

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

Early application is permitted for all entities. ASU 2016-02 provides two transition methods. The first transition method allows for application of the new model at the beginning of the earliest comparative period presented. Under the second transition method, comparative periods would not be restated, with any cumulative effect adjustments recognized in the opening balance of retained earnings in the period of adoption. In addition, a practical expedient was recently issued by the FASB which allows lessors to combine non-lease components with related lease components if certain conditions are met. We will adopt this guidance for our interim and annual periods beginning January 1, 2019 and expect to use the second transition method. ASU 2016-02 will require extensive quantitative and qualitative disclosures.

In addition, under ASU 2016-02, lessors will only capitalize incremental direct leasing costs. We have historically not capitalized internal legal and leasing costs incurred, and thus do not expect to be impacted by the change. Lessors are also expected to record costs paid directly by a lessee on behalf of a lessor (e.g., real estate taxes and insurance costs) on a gross basis. Further, in March 2018, the FASB approved, but has not yet finalized or issued, an update to allow lessors to make a policy election to record certain costs (e.g., insurance) paid directly by the lessee net, if the uncertainty regarding these variable amounts is not expected to ultimately be resolved.

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

Note 3. Agreements and Transactions with Related Parties

CPA:17 Merger

On June 17, 2018, we, CPA:17 – Global, and certain of our subsidiaries entered into the Merger Agreement, pursuant to which CPA:17 – Global would merge with and into one of our subsidiaries in exchange for shares of our common stock, subject to certain conditions, including approvals of our stockholders and the stockholders of CPA:17 – Global. The CPA:17 Merger and related transactions were approved by both sets of stockholders on October 29, 2018 and completed on October 31, 2018, as described in Note 17.

W. P. Carey 9/30/2018 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Through September 30, 2018, we have incurred expenses related to the CPA:17 Merger totaling approximately $4.6 million (including expenses incurred in 2017), which are included in Merger and other expenses in the consolidated financial statements.

Advisory Agreements and Partnership Agreements with the Managed Programs

As of September 30, 2018, we had advisory agreements with each of the Managed Programs, pursuant to which we earn fees and are entitled to receive reimbursement for certain fund management expenses. Upon completion of the CPA:17 Merger on October 31, 2018 (Note 17), the advisory agreements with CPA:17 – Global were terminated. The advisory agreements also entitled us to fees for serving as the dealer manager for the offerings of the Managed Programs. However, we ceased all active non-traded retail fundraising activities as of June 30, 2017 and facilitated the orderly processing of sales for CWI 2 and CESH I until their offerings closed on July 31, 2017, at which point we no longer received dealer manager fees. In addition, we resigned as CCIF’s advisor in August 2017 and our advisory agreement with CCIF was terminated effective as of September 11, 2017, at which point we no longer earned any fees from CCIF. We currently expect to continue to manage all existing Managed Programs and earn various fees (as described below) through the end of their respective life cycles, such as the CPA:17 Merger (Note 1, Note 17). The advisory agreements with each of the remaining Managed REITs have one-year terms that are currently scheduled to expire on December 31, 2018, and may be renewed for successive periods. The advisory agreement with CESH I, which commenced on June 3, 2016, will continue until terminated pursuant to its terms.

As of September 30, 2018, we had partnership agreements with each of the Managed REITs, pursuant to which we are entitled to receive certain cash distributions. We also have a partnership agreement with CESH I, pursuant to which we received limited partnership units of CESH I equal to 2.5% of its gross offering proceeds in lieu of reimbursement of certain organizational expenses prior to the closing of CESH I’s offering on July 31, 2017.

The following tables present a summary of revenue earned and/or cash received from the Managed Programs for the periods indicated, included in the consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Asset management revenue (a)	$17,349	$17,938	$51,602	$53,271
Distributions of Available Cash	13,135	12,047	32,413	34,568
Structuring revenue (a)	6,553	9,817	12,718	27,981
Reimbursable costs from affiliates (a)	6,042	6,211	16,883	45,390
Interest income on deferred acquisition fees and loans to affiliates	493	447	1,541	1,464
Other advisory revenue (a)	110	99	300	896
Dealer manager fees (a)	—	105	—	4,430
	$43,682	$46,664	$115,457	$168,000

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
CPA:17 – Global	$17,794	$15,383	$48,131	$55,645
CPA:18 – Global	11,377	4,042	29,411	18,361
CWI 1	8,204	11,940	20,826	26,051
CWI 2	5,537	11,643	14,982	45,206
CCIF	—	1,787	—	12,777
CESH I	770	1,869	2,107	9,960
	$43,682	$46,664	$115,457	$168,000
__________

(a)	Amounts represent revenues from contracts under ASC 606.

W. P. Carey 9/30/2018 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of amounts included in Due from affiliates in the consolidated financial statements (in thousands):

	September 30, 2018	December 31, 2017
Short-term loans to affiliates, including accrued interest	$58,350	$84,031
Deferred acquisition fees receivable, including accrued interest	9,782	12,345
Asset management fees receivable	6,058	356
Reimbursable costs	4,972	4,315
Accounts receivable	1,706	4,089
Current acquisition fees receivable	1,679	83
Organization and offering costs	—	89
	$82,547	$105,308

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
In shares of its common stock and/or cash, at the option of CPA:17 – Global; payable in shares of its common stock through May 31, 2018; payable in cash effective as of June 1, 2018 in light of the CPA:17 Merger
			Rate depends on the type of investment and was based on the average market or average equity value, as applicable
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

W. P. Carey 9/30/2018 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

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
In cash upon completion; loan refinancing transactions up to 1% of the principal amount; 2.5% of the total investment cost of the properties acquired, however, fees were paid 50% in cash and 50% in shares of CWI 1’s common stock and CWI 2’s Class A common stock for a jointly owned investment structured on behalf of CWI 1 and CWI 2 in September 2017, with the approval of each CWI REIT’s board of directors

Based on the total aggregate cost of the lodging investments or commitments made; we are required to pay 20% and 25% to the subadvisors of CWI 1 and CWI 2, respectively; total for each CWI REIT limited to 6% of the contract prices in aggregate

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

W. P. Carey 9/30/2018 10-Q – 17

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

Distributions of Available Cash

We are entitled to receive distributions of up to 10% of the Available Cash (as defined in the respective partnership agreements) from the operating partnerships of each of the Managed REITs, payable quarterly in arrears. We are required to pay 20% and 25% of such distributions to the subadvisors of CWI 1 and CWI 2, respectively. After completion of the CPA:17 Merger on October 31, 2018 (Note 17), we no longer receive distributions of Available Cash from CPA:17 – Global.

Back-End Fees and Interests in the Managed Programs

Under our advisory agreements with certain of the Managed Programs, we may also receive compensation in connection with providing liquidity events for their stockholders. For the Managed REITs, the timing and form of such liquidity events are at the discretion of each REIT’s board of directors. Therefore, there can be no assurance as to whether or when any of these back-end fees or interests will be realized. Such back-end fees or interests may include disposition fees, interests in disposition proceeds, and distributions related to ownership of shares or limited partnership units in the Managed Programs. As a condition of the CPA:17 Merger, we waived certain back-end fees that we would have been entitled to receive from CPA:17 – Global upon its liquidation pursuant to the terms of our advisory agreement and partnership agreement with CPA:17 – Global (Note 17).

Other Transactions with Affiliates

Loans to Affiliates

From time to time, our Board has approved the making of secured and unsecured loans or lines of credit from us to certain of the Managed Programs, at our sole discretion, with each loan at a rate equal to the rate at which we are able to borrow funds under our Senior Unsecured Credit Facility (Note 10), generally for the purpose of facilitating acquisitions or for working capital purposes.

W. P. Carey 9/30/2018 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth certain information regarding our loans or lines of credit to affiliates (dollars in thousands):

	Interest Rate at September 30, 2018	Maturity Date at September 30, 2018	Maximum Loan Amount Authorized at September 30, 2018	Principal Outstanding Balance at (a)
Managed Program				September 30, 2018	December 31, 2017
CWI 1 (b) (c)	LIBOR + 1.00%	6/30/2019	$65,802	$41,637	$68,637
CESH I (b)	LIBOR + 1.00%	5/3/2019	35,000	14,461	14,461
CPA:18 – Global	N/A	N/A	50,000	—	—
CWI 2	N/A	N/A	25,000	—	—
				$56,098	$83,098
__________

(a)	Amounts exclude accrued interest of $2.3 million and $0.9 million at September 30, 2018 and December 31, 2017, respectively.

(b)	LIBOR means London Interbank Offered Rate.

(c)	Maximum loan amount authorized at December 31, 2017 to CWI 1 was $100.0 million.

Other

At September 30, 2018, we owned interests ranging from 3% to 90% in jointly owned investments in real estate, including a jointly controlled tenancy-in-common interest in several properties, with the remaining interests generally held by affiliates. In addition, we owned stock of each of the Managed REITs and limited partnership units of CESH I. We consolidate certain of these investments and account for the remainder under the equity method of accounting or at fair value (Note 7).

Note 4. Land, Buildings and Improvements and Assets Held for Sale

Land, Buildings and Improvements — Operating Leases

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	September 30, 2018	December 31, 2017
Land	$1,130,930	$1,125,539
Buildings and improvements	4,596,754	4,208,907
Real estate under construction	24,430	39,772
Less: Accumulated depreciation	(699,584)	(613,543)
	$5,052,530	$4,760,675

During the nine months ended September 30, 2018, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro decreased by 3.5% to $1.1576 from $1.1993. As a result of this fluctuation in foreign exchange rates, the carrying value of our Land, buildings and improvements subject to operating leases decreased by $58.6 million from December 31, 2017 to September 30, 2018.

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $39.2 million and $36.3 million for the three months ended September 30, 2018 and 2017, respectively, and $113.1 million and $107.5 million for the nine months ended September 30, 2018 and 2017, respectively.

W. P. Carey 9/30/2018 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

Acquisitions of Real Estate

During the nine months ended September 30, 2018, we entered into the following investments, which were deemed to be real estate asset acquisitions, at a total cost of $617.1 million, including land of $84.4 million, buildings of $447.0 million (including capitalized acquisition-related costs of $14.3 million), net lease intangibles of $90.6 million, and net other liabilities assumed of $4.9 million:

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

•
an investment of $186.6 million for 14 logistics facilities and one office building in various locations in Denmark on June 28, 2018. In addition, we recorded an estimated deferred tax liability of $33.2 million, with a corresponding increase to the asset value, since we assumed the tax basis of the acquired portfolio;

•	an investment of $177.8 million for 36 retail facilities in various locations in the Netherlands on July 13, 2018;

•	an investment of $9.1 million for a manufacturing facility in Oostburg, Wisconsin, on July 17, 2018;

•	an investment of $22.9 million for an office/warehouse facility in Kampen, the Netherlands, on July 19, 2018; and

•
an investment of $49.9 million for a logistics facility in Azambuja, Portugal, on September 28, 2018. In addition, we recorded an estimated deferred tax liability of $10.5 million, with a corresponding increase to the asset value, since we assumed the tax basis of the acquired property.

The acquired net lease intangibles are comprised of (i) in-place lease intangible assets totaling $80.9 million, which have a weighted-average expected life of 19.5 years, (ii) above-market rent intangible assets totaling $5.7 million, which have a weighted-average expected life of 14.2 years, (iii) indefinite-lived below-market ground lease intangible assets totaling $5.5 million, and (iv) below-market rent intangible liabilities totaling $1.6 million, which have a weighted-average expected life of 10.2 years.

Dollar amounts are based on the exchange rates of the foreign currencies on the dates of activity, as applicable.

Real Estate Under Construction

During the nine months ended September 30, 2018, we capitalized real estate under construction totaling $46.8 million. The number of construction projects in progress with balances included in real estate under construction was three and five as of September 30, 2018 and December 31, 2017, respectively. Aggregate unfunded commitments totaled approximately $119.7 million and $147.9 million as of September 30, 2018 and December 31, 2017, respectively.

During the nine months ended September 30, 2018, we completed the following construction projects, at a total cost of $74.8 million, of which $29.8 million was capitalized during 2017:

•	an expansion project at an education facility in Houston, Texas, in January 2018 at a cost totaling $21.1 million, including capitalized interest;

•	a build-to-suit project for an industrial facility in Zawiercie, Poland, in April 2018 at a cost totaling $11.4 million, including capitalized interest;

•
a renovation project at two industrial facilities in Albemarle and Old Fort, North Carolina, in April 2018 at a cost totaling $2.2 million (this investment is included within Net investments in direct financing leases in the consolidated balance sheets);

•	a renovation project at an industrial facility in Chicago, Illinois, in June 2018 at a cost totaling $3.5 million;

•	an expansion project at an education facility in Windermere, Florida, in August 2018 at a cost totaling $15.1 million, including capitalized interest;

•	a renovation project at a retail facility in Kennesaw, Georgia, in August 2018 at a cost totaling $5.5 million; and

•	a build-to-suit project for an industrial facility in Radomsko, Poland, in August 2018 at a cost totaling $16.0 million, including capitalized interest.

W. P. Carey 9/30/2018 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

During the nine months ended September 30, 2018, we committed to fund an aggregate of $19.9 million (based on the exchange rate of the euro at September 30, 2018) for an expansion project for an existing tenant at a warehouse facility in Rotterdam, the Netherlands. We currently expect to complete the project in the third quarter of 2019.

Dollar amounts are based on the exchange rates of the foreign currencies on the dates of activity, as applicable.

Dispositions of Properties

During the nine months ended September 30, 2018, we sold eight properties and completed a nonmonetary transaction, which included the disposition of 23 properties in exchange for the acquisition of one property (as described in Acquisitions of Real Estate above), all of which were classified as Land, buildings and improvements subject to operating leases. As a result, the carrying value of our Land, buildings and improvements subject to operating leases decreased by $102.6 million from December 31, 2017 to September 30, 2018.

Future Dispositions of Real Estate

As of September 30, 2018, one of our tenants had exercised its option to repurchase the property it is leasing for $8.0 million, but there can be no assurance that such repurchase will be completed. At September 30, 2018, this property had an aggregate asset carrying value of $6.0 million.

In addition, as of September 30, 2018, one of our tenants had exercised its option to repurchase the three properties it is leasing for a price to be determined at a future date, but there can be no assurance that such repurchase will be completed. At September 30, 2018, these properties had an aggregate asset carrying value of $14.6 million.

Land, Buildings and Improvements — Operating Properties

At September 30, 2018 and December 31, 2017, Land, buildings and improvements attributable to operating properties consisted of our investments in one hotel and two hotels, respectively. In April 2018, we sold one hotel, and as a result, the carrying value of our Land, buildings and improvements attributable to operating properties decreased by $33.2 million from December 31, 2017 to September 30, 2018 (Note 15). Below is a summary of our Land, buildings and improvements attributable to operating properties (in thousands):

	September 30, 2018	December 31, 2017
Land	$3,874	$6,041
Buildings and improvements	38,506	77,006
Less: Accumulated depreciation	(8,039)	(16,419)
	$34,341	$66,628

Depreciation expense on our buildings and improvements attributable to operating properties was $0.5 million and $1.1 million for the three months ended September 30, 2018 and 2017, respectively, and $2.0 million and $3.2 million for the nine months ended September 30, 2018 and 2017, respectively.

Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	September 30, 2018	December 31, 2017
Land, buildings and improvements	$74,628	$—
In-place lease and other intangible assets	51,009	—
Above-market rent intangible assets	8,570	—
Accumulated depreciation and amortization	(25,477)	—
Assets held for sale, net	$108,730	$—

At September 30, 2018, we had nine properties leased to the same tenant classified as Assets held for sale, net with an aggregate carrying value of $108.7 million.

W. P. Carey 9/30/2018 10-Q – 21

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

Net Investments in Direct Financing Leases

Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $16.7 million and $16.8 million for the three months ended September 30, 2018 and 2017, respectively, and $50.7 million and $49.3 million for the nine months ended September 30, 2018 and 2017, respectively.

During the nine months ended September 30, 2018, the U.S. dollar strengthened against the euro, resulting in a $13.6 million decrease in the carrying value of Net investments in direct financing leases from December 31, 2017 to September 30, 2018. During the nine months ended September 30, 2018, we sold a property accounted for as a direct financing lease that had a net carrying value of $5.1 million.

Note Receivable

At September 30, 2018 and December 31, 2017, we had a note receivable with an outstanding balance of $9.7 million and $10.0 million, respectively, representing the expected future payments under a sales type lease, which was included in Other assets, net in the consolidated financial statements. Earnings from our note receivable are included in Lease termination income and other in the consolidated financial statements.

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

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. At both September 30, 2018 and December 31, 2017, none of the balances of our finance receivables were past due. There were no material modifications of finance receivables during the nine months ended September 30, 2018.

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

A summary of our finance receivables by internal credit quality rating, excluding our deferred acquisition fees receivable, is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
1 - 3	26	24	$628,744	$608,101
4	6	8	83,058	123,477
5	—	—	—	—
			$711,802	$731,578

W. P. Carey 9/30/2018 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

Note 6. Goodwill and Other Intangibles

We have recorded net lease, internal-use software development, and trade name intangibles that are being amortized over periods ranging from 3 years to 40 years. In addition, we have several ground lease intangibles that are being amortized over periods of up to 99 years. In-place lease and below-market ground lease (as lessee) intangibles, at cost are included in In-place lease and other intangible assets in the consolidated financial statements. Above-market rent intangibles, at cost are included in Above-market rent intangible assets in the consolidated financial statements. Accumulated amortization of in-place lease, below-market ground lease (as lessee), and above-market rent intangibles is included in Accumulated depreciation and amortization in the consolidated financial statements. Internal-use software development and trade name intangibles are included in Other assets, net in the consolidated financial statements. Below-market rent, above-market ground lease (as lessee), and below-market purchase option intangibles are included in Below-market rent and other intangible liabilities, net in the consolidated financial statements.

Goodwill within our Real Estate segment decreased by $2.3 million during the nine months ended September 30, 2018 due to foreign currency translation adjustments, from $580.4 million as of December 31, 2017 to $578.1 million as of September 30, 2018. Goodwill within our Investment Management segment was $63.6 million as of September 30, 2018, unchanged from December 31, 2017.

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$18,814	$(9,972)	$8,842	$18,649	$(7,862)	$10,787
Trade name	3,975	(997)	2,978	3,975	(401)	3,574
	22,789	(10,969)	11,820	22,624	(8,263)	14,361
Lease Intangibles:
In-place lease	1,175,176	(460,774)	714,402	1,194,055	(421,686)	772,369
Above-market rent	626,390	(314,487)	311,903	640,480	(276,110)	364,370
Below-market ground lease	18,238	(2,172)	16,066	18,936	(1,855)	17,081
	1,819,804	(777,433)	1,042,371	1,853,471	(699,651)	1,153,820
Indefinite-Lived Goodwill and Intangible Assets
Goodwill	641,734	—	641,734	643,960	—	643,960
Below-market ground lease	6,371	—	6,371	985	—	985
	648,105	—	648,105	644,945	—	644,945
Total intangible assets	$2,490,698	$(788,402)	$1,702,296	$2,521,040	$(707,914)	$1,813,126

Finite-Lived Intangible Liabilities
Below-market rent	$(133,547)	$54,015	$(79,532)	$(135,704)	$48,657	$(87,047)
Above-market ground lease	(13,159)	3,504	(9,655)	(13,245)	3,046	(10,199)
	(146,706)	57,519	(89,187)	(148,949)	51,703	(97,246)
Indefinite-Lived Intangible Liabilities
Below-market purchase option	(16,711)	—	(16,711)	(16,711)	—	(16,711)
Total intangible liabilities	$(163,417)	$57,519	$(105,898)	$(165,660)	$51,703	$(113,957)

W. P. Carey 9/30/2018 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

Net amortization of intangibles, including the effect of foreign currency translation, was $40.5 million and $38.4 million for the three months ended September 30, 2018 and 2017, respectively, and $118.2 million and $114.1 million for the nine months ended September 30, 2018 and 2017, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues; amortization of internal-use software development, trade name, and in-place lease intangibles is included in Depreciation and amortization; and amortization of above-market ground lease and below-market ground lease intangibles is included in Property expenses, excluding reimbursable tenant costs.

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

The following table presents Equity in earnings of equity method investments in the Managed Programs and real estate, which represents our proportionate share of the income or losses of these investments, as well as certain adjustments related to amortization of basis differences related to purchase accounting adjustments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Distributions of Available Cash (Note 3)	$13,135	$12,047	$32,413	$34,568
Proportionate share of equity in earnings of equity investments in the Managed Programs	1,136	886	4,166	4,688
Amortization of basis differences on equity method investments in the Managed Programs	(607)	(355)	(1,919)	(969)
Total equity in earnings of equity method investments in the Managed Programs	13,664	12,578	34,660	38,287
Equity in earnings of equity method investments in real estate	5,264	4,244	13,251	11,404
Amortization of basis differences on equity method investments in real estate	(565)	(504)	(1,665)	(1,871)
Total equity in earnings of equity method investments in real estate	4,699	3,740	11,586	9,533
Equity in earnings of equity method investments in the Managed Programs and real estate	$18,363	$16,318	$46,246	$47,820

W. P. Carey 9/30/2018 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

Managed Programs

We own interests in the Managed Programs and account for these interests under the equity method because, as their advisor, we do not exert control over, but we do have the ability to exercise significant influence over, the Managed Programs. Operating results of the Managed Programs are included in the Investment Management segment.

The following table sets forth certain information about our investments in the Managed Programs (dollars in thousands):

	% of Outstanding Interests Owned at		Carrying Amount of Investment at
Fund	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
CPA:17 – Global (a)	4.572%	4.186%	$130,145	$125,676
CPA:17 – Global operating partnership	0.009%	0.009%	—	—
CPA:18 – Global (a)	3.228%	2.540%	36,810	28,433
CPA:18 – Global operating partnership	0.034%	0.034%	209	209
CWI 1 (a)	2.830%	2.119%	36,026	26,810
CWI 1 operating partnership	0.015%	0.015%	186	186
CWI 2 (a)	2.554%	1.786%	23,219	16,495
CWI 2 operating partnership	0.015%	0.015%	300	300
CESH I (b)	2.430%	2.430%	3,397	3,299
			$230,292	$201,408
__________

(a)
During 2018, we received asset management revenue from the Managed REITs in shares of their common stock, which increased our ownership percentage in each of the Managed REITs. Effective as of June 1, 2018, we began receiving asset management revenue from CPA:17 – Global in cash in light of the CPA:17 Merger, which closed on October 31, 2018 (Note 1, Note 3, Note 17).

(b)	Investment is accounted for at fair value.

CPA:17 – Global — We received distributions from this investment during the nine months ended September 30, 2018 and 2017 of $7.5 million and $6.1 million, respectively. We received distributions from our investment in the CPA:17 – Global operating partnership during the nine months ended September 30, 2018 and 2017 of $18.6 million and $19.2 million, respectively (Note 3). On October 31, 2018, we acquired all of the remaining interests in CPA:17 – Global and the CPA:17 – Global operating partnership in the CPA:17 Merger (Note 17).

CPA:18 – Global — The carrying value of our investment in CPA:18 – Global at September 30, 2018 includes asset management fees receivable, for which 120,831 shares of CPA:18 – Global Class A common stock were issued during the fourth quarter of 2018. We received distributions from this investment during the nine months ended September 30, 2018 and 2017 of $1.9 million and $1.2 million, respectively. We received distributions from our investment in the CPA:18 – Global operating partnership during the nine months ended September 30, 2018 and 2017 of $6.4 million and $6.1 million, respectively (Note 3).

CWI 1 — The carrying value of our investment in CWI 1 at September 30, 2018 includes asset management fees receivable, for which 113,096 shares of CWI 1 common stock were issued during the fourth quarter of 2018. We received distributions from this investment during the nine months ended September 30, 2018 and 2017 of $1.4 million and $0.8 million, respectively. We received distributions from our investment in the CWI 1 operating partnership during the nine months ended September 30, 2018 and 2017 of $3.5 million and $5.7 million, respectively (Note 3).

CWI 2 — The carrying value of our investment in CWI 2 at September 30, 2018 includes asset management fees receivable, for which 78,214 shares of CWI 2 Class A common stock were issued during the fourth quarter of 2018. We received distributions from this investment during the nine months ended September 30, 2018 and 2017 of $0.8 million and $0.2 million, respectively. We received distributions from our investment in the CWI 2 operating partnership during the nine months ended September 30, 2018 and 2017 of $3.9 million and $3.5 million, respectively (Note 3).

W. P. Carey 9/30/2018 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

CESH I — Under the limited partnership agreement we have with CESH I, we paid all organization and offering costs on behalf of CESH I, and instead of being reimbursed by CESH I for actual costs incurred, we received limited partnership units of CESH I equal to 2.5% of its gross offering proceeds (Note 3). In connection with the end of active fundraising by Carey Financial on June 30, 2017, we facilitated the orderly processing of sales in the CESH I offering through July 31, 2017, which then closed its offering on that date (Note 3). We have elected to account for our investment in CESH I at fair value by selecting the equity method fair value option available under GAAP. We record our investment in CESH I on a one quarter lag; therefore, the balance of our equity method investment in CESH I recorded as of September 30, 2018 is based on the estimated fair value of our equity method investment in CESH I as of June 30, 2018. We did not receive distributions from this investment during the nine months ended September 30, 2018 or 2017.

CCIF — In August 2017, we resigned as the advisor to CCIF, effective as of September 11, 2017 (Note 1). As such, we reclassified our investment in CCIF (known since October 23, 2017 as GCIF) from Equity investments in the Managed Programs and real estate to Other assets, net in our consolidated balance sheets and accounted for it under the cost method, since we no longer shared decision-making responsibilities with the third-party investment partner. Following our adoption of ASU 2016-01, effective January 1, 2018 (Note 2), we account for our investment in GCIF at fair value. Our investment in GCIF had a carrying value of $23.7 million and $23.3 million at September 30, 2018 and December 31, 2017, respectively, and is included in our Investment Management segment. We received distributions from our equity method investment in CCIF during the nine months ended September 30, 2017 of $0.9 million. Following our resignation as the advisor to CCIF in the third quarter of 2017, distributions of earnings from GCIF and unrealized gains or losses recognized on GCIF are recorded within Other gains and (losses) in the consolidated financial statements.

At September 30, 2018 and December 31, 2017, the aggregate unamortized basis differences on our equity investments in the Managed Programs were $69.4 million and $55.2 million, respectively.

Interests in Other Unconsolidated Real Estate Investments

We own equity interests in single-tenant net-leased properties that are generally leased to companies through noncontrolling interests (i) in partnerships and limited liability companies that we do not control but over which we exercise significant influence or (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly owned with affiliates. We account for these investments under the equity method of accounting. Operating results of our unconsolidated real estate investments are included in the Real Estate segment.

The following table sets forth our ownership interests in our equity investments in real estate, excluding the Managed Programs, and their respective carrying values (dollars in thousands):

			Carrying Value at
Lessee	Co-owner	Ownership Interest	September 30, 2018	December 31, 2017
The New York Times Company (a) (b)	CPA:17 – Global	45%	$68,945	$69,401
Frontier Spinning Mills, Inc. (a)	CPA:17 – Global	40%	24,074	24,153
Beach House JV, LLC (c)	Third Party	N/A	15,105	15,105
ALSO Actebis GmbH (a) (d)	CPA:17 – Global	30%	11,401	12,009
Jumbo Logistiek Vastgoed B.V. (a) (d) (e)	CPA:17 – Global	15%	9,430	10,661
Wagon Automotive GmbH (a) (d) (f)	CPA:17 – Global	33%	6,016	8,386
Wanbishi Archives Co. Ltd. (a) (g)	CPA:17 – Global	3%	1,043	334
			$136,014	$140,049
__________

(a)	Subsequent to the CPA:17 Merger in October 2018, we consolidate these wholly owned investments (Note 17).

(b)	In January 2018, this tenant exercised its option to repurchase the property it is leasing for $250.0 million. There can be no assurance that such repurchase will be completed.

(c)	This investment is in the form of a preferred equity interest.

(d)	The carrying value of this investment is affected by fluctuations in the exchange rate of the euro.

(e)
This investment represents a tenancy-in-common interest, whereby the property is encumbered by the debt for which we are jointly and severally liable. The co-obligor is CPA:17 – Global and the amount due under the arrangement was approximately $72.5 million at September 30, 2018. Of this amount, $10.9 million represents the amount we were liable for and is included within the carrying value of the investment at September 30, 2018.

W. P. Carey 9/30/2018 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

(f)
In August 2018, this investment sold one of its two properties for $7.7 million, net of selling costs (our proportionate share was $2.6 million), and recognized a net gain on the sale of $4.6 million (our proportionate share was $1.5 million).

(g)
The carrying value of this investment is affected by fluctuations in the exchange rate of the yen. In January 2018, we contributed $0.7 million to this jointly owned investment in connection with the repayment of the non-recourse mortgage loan encumbering the investment.

We received aggregate distributions of $15.4 million and $12.1 million from our other unconsolidated real estate investments for the nine months ended September 30, 2018 and 2017, respectively.

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

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the nine months ended September 30, 2018 or 2017. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements, except for gains and losses recognized on our equity investment in CESH I, which are reported within Other comprehensive (loss) income.

W. P. Carey 9/30/2018 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		September 30, 2018		December 31, 2017
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Unsecured Notes, net (a) (b) (c)	2	$3,007,453	$3,055,120	$2,474,661	$2,588,032
Non-recourse mortgages, net (a) (b) (d)	3	959,951	957,332	1,185,477	1,196,399
Note receivable (d)	3	9,651	9,503	9,971	9,639
__________

(a)
The carrying value of Senior Unsecured Notes, net (Note 10) includes unamortized deferred financing costs of $16.7 million and $14.7 million at September 30, 2018 and December 31, 2017, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of $0.9 million and $1.0 million at September 30, 2018 and December 31, 2017, respectively.

(b)
The carrying value of Senior Unsecured Notes, net includes unamortized discount of $12.2 million and $9.9 million at September 30, 2018 and December 31, 2017, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $1.9 million and $1.7 million at September 30, 2018 and December 31, 2017, respectively.

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

We estimated that our other financial assets and liabilities, including amounts outstanding under our Senior Unsecured Credit Facility (Note 10) but excluding net investments in direct financing leases, had fair values that approximated their carrying values at both September 30, 2018 and December 31, 2017.

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

During the nine months ended September 30, 2018, we recognized impairment charges totaling $4.8 million on two properties in order to reduce the carrying values of the properties to their estimated fair values, which was $3.9 million in each case. We recognized an impairment charge of $3.8 million on one of those properties due to a tenant bankruptcy and likely vacancy, and the fair value measurement for the property was determined by estimating discounted cash flows using market rent assumptions. We recognized an impairment charge of $1.0 million on the other property due to a lease expiration and resulting vacancy, and the fair value measurement for the property approximated its estimated selling price.

We did not recognize any impairment charges during the three or nine months ended September 30, 2017.

W. P. Carey 9/30/2018 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)

Note 9. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are four main components of economic risk that impact us: interest rate risk, credit risk, market risk, and foreign currency risk. We are primarily subject to interest rate risk on our interest-bearing liabilities, including our Senior Unsecured Credit Facility and Senior Unsecured Notes (Note 10). Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, as well as changes in the value of our other securities and the shares or limited partnership units we hold in the Managed Programs due to changes in interest rates or other market factors. We own investments in Europe, Canada, Australia, Mexico, and Asia and are subject to risks associated with fluctuating foreign currency exchange rates.

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

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both September 30, 2018 and December 31, 2017, no cash collateral had been posted nor received for any of our derivative positions.

W. P. Carey 9/30/2018 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Foreign currency forward contracts	Other assets, net	$15,486	$12,737	$—	$—
Foreign currency collars	Other assets, net	6,392	4,931	—	—
Interest rate swaps	Other assets, net	1,500	523	—	—
Interest rate cap	Other assets, net	4	20	—	—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(3,167)	(6,805)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(164)	(1,108)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	3,886	3,685	—	—
Interest rate swap (a)	Other assets, net	—	19	—	—
Total derivatives		$27,268	$21,915	$(3,331)	$(7,913)
__________

(a)	This interest rate swap does not qualify for hedge accounting; however, it does protect against fluctuations in interest rates related to the underlying variable-rate debt.

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive (Loss) Income (Effective Portion) (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2018	2017	2018	2017
Foreign currency collars	$1,267	$(5,398)	$5,117	$(16,002)
Foreign currency forward contracts	(786)	(4,752)	(644)	(16,422)
Interest rate swaps	244	250	1,664	779
Interest rate cap	(1)	(17)	(12)	(26)
Derivatives in Net Investment Hedging Relationships (b)
Foreign currency forward contracts	1,100	(1,171)	3,416	(5,347)
Total	$1,824	$(11,088)	$9,541	$(37,018)

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive (Loss) Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Foreign currency forward contracts	Other gains and (losses)	$1,752	$1,454	$4,556	$5,336
Foreign currency collars	Other gains and (losses)	681	735	1,255	3,154
Interest rate swaps and cap	Interest expense	(10)	(286)	(261)	(1,024)
Total		$2,423	$1,903	$5,550	$7,466
__________

(a)
Excludes net gains of less than $0.1 million and net losses of $0.4 million recognized on unconsolidated jointly owned investments for the three months ended September 30, 2018 and 2017, respectively, and net gains of $0.3 million and net losses of $0.9 million for the nine months ended September 30, 2018 and 2017, respectively.

W. P. Carey 9/30/2018 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)

(b)	The effective portion of the changes in fair value of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive (loss) income.

Amounts reported in Other comprehensive (loss) income related to interest rate swaps will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive (loss) income related to foreign currency derivative contracts will be reclassified to Other gains and (losses) when the hedged foreign currency contracts are settled. As of September 30, 2018, we estimate that an additional $0.3 million and $10.0 million will be reclassified as interest expense and other gains, respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Foreign currency collars	Other gains and (losses)	$135	$(225)	$455	$(718)
Stock warrants	Other gains and (losses)	—	134	201	(201)
Foreign currency forward contracts	Other gains and (losses)	—	(19)	(125)	(19)
Interest rate swaps	Other gains and (losses)	—	2	7	11
Derivatives in Cash Flow Hedging Relationships (a)
Interest rate swaps	Interest expense	36	153	249	455
Foreign currency collars	Other gains and (losses)	(3)	(13)	(24)	(11)
Foreign currency forward contracts	Other gains and (losses)	—	(14)	—	(75)
Total		$168	$18	$763	$(558)
__________

(a)	Relates to the ineffective portion of the hedging relationship.

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

The interest rate swaps and cap that our consolidated subsidiaries had outstanding at September 30, 2018 are summarized as follows (currency in thousands):

	Number of Instruments	Notional Amount		Fair Value at September 30, 2018 (a)
Interest Rate Derivatives
Designated as Cash Flow Hedging Instruments
Interest rate swaps	9	86,863	USD	$1,336
Interest rate cap	1	30,050	EUR	4
				$1,340
__________

(a)	Fair value amounts are based on the exchange rate of the euro at September 30, 2018, as applicable.

W. P. Carey 9/30/2018 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)

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

The following table presents the foreign currency derivative contracts we had outstanding at September 30, 2018 (currency in thousands):

	Number of Instruments	Notional Amount		Fair Value at September 30, 2018
Foreign Currency Derivatives
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	13	47,800	EUR	$9,980
Foreign currency collars	31	39,000	GBP	4,615
Foreign currency collars	31	101,275	EUR	(1,390)
Foreign currency forward contracts	5	6,385	AUD	541
Foreign currency forward contracts	1	540	GBP	148
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	2	68,999	AUD	4,817
				$18,711

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of September 30, 2018. At September 30, 2018, our total credit exposure and the maximum exposure to any single counterparty was $21.2 million and $15.3 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At September 30, 2018, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $3.4 million and $8.1 million at September 30, 2018 and December 31, 2017, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at September 30, 2018 or December 31, 2017, we could have been required to settle our obligations under these agreements at their aggregate termination value of $3.5 million and $8.4 million, respectively.

Net Investment Hedges

We have had three issuances of euro-denominated senior notes, each with a principal amount of €500.0 million, which we refer to as the 2.0% Senior Notes due 2023, 2.25% Senior Notes due 2024, and 2.125% Senior Notes due 2027 (Note 10). The 2.0% Senior Notes due 2023, 2.25% Senior Notes due 2024, and a portion of the 2.125% Senior Notes due 2027 are designated as, and are effective as, economic hedges of our net investments in foreign entities. Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our euro borrowings under our 2.0% Senior Notes due 2023, 2.25%

W. P. Carey 9/30/2018 10-Q – 32

Notes to Consolidated Financial Statements (Unaudited)

Senior Notes due 2024, and a portion of our 2.125% Senior Notes due 2027 related to changes in spot rates will be reported in the same manner as foreign currency translation adjustments, which are recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. Such gains (losses) related to non-derivative net investment hedges were $10.5 million and $(45.4) million for the three months ended September 30, 2018 and 2017, respectively, and $55.0 million and $(116.8) million for the nine months ended September 30, 2018 and 2017, respectively.

At September 30, 2018, we also had foreign currency forward contracts that were designated as net investment hedges, as discussed in “Derivative Financial Instruments” above.

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

As of December 31, 2017, we had drawn down our Unsecured Term Loans in full. On March 7, 2018, we repaid and terminated our Unsecured Term Loans in full for €325.0 million (equivalent to $403.6 million), using a portion of the proceeds from the issuance of the 2.125% Senior Notes due 2027, as described below. In connection with the repayments, we recognized a non-cash loss on extinguishment of debt of $1.4 million, which was included in Other gains and (losses) in the consolidated financial statements.

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

At September 30, 2018, our Unsecured Revolving Credit Facility had unused capacity of $803.6 million. We incur a facility fee of 0.20% of the total commitment on our Unsecured Revolving Credit Facility.

W. P. Carey 9/30/2018 10-Q – 33

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of our Senior Unsecured Credit Facility (dollars in thousands):

	Interest Rate at September 30, 2018 (a)	Maturity Date at September 30, 2018	Principal Outstanding Balance at
Senior Unsecured Credit Facility			September 30, 2018	December 31, 2017
Unsecured Revolving Credit Facility:
Unsecured Revolving Credit Facility — borrowing in euros (b)	EURIBOR + 1.00%	2/22/2021	$449,380	$111,775
Unsecured Revolving Credit Facility — borrowing in U.S. dollars	LIBOR + 1.00%	2/22/2021	247,000	105,000
			696,380	216,775
Unsecured Term Loans (c):
Term Loan — borrowing in euros (d)	N/A	N/A	—	283,425
Delayed Draw Term Loan — borrowing in euros	N/A	N/A	—	106,348
			—	389,773
			$696,380	$606,548
__________

(a)	The applicable interest rate at September 30, 2018 was based on the credit rating for our Senior Unsecured Notes of BBB/Baa2.

(b)	EURIBOR means Euro Interbank Offered Rate.

(c)	On March 7, 2018, we repaid and terminated our Unsecured Term Loans in full, as described above.

(d)	Balance excludes unamortized discount of $1.2 million and unamortized deferred financing costs of $0.2 million at December 31, 2017.

Senior Unsecured Notes

As set forth in the table below, we have senior unsecured notes outstanding with an aggregate principal balance outstanding of $3.0 billion at September 30, 2018. We refer to these notes collectively as the Senior Unsecured Notes. On March 6, 2018, we completed a public offering of €500.0 million of 2.125% Senior Notes due 2027, at a price of 99.324% of par value, issued by our wholly owned subsidiary, WPC Eurobond B.V., which are guaranteed by us. These 2.125% Senior Notes due 2027 have a nine-year term and are scheduled to mature on April 15, 2027.

Interest on the Senior Unsecured Notes is payable annually in arrears for our euro-denominated notes and semi-annually for U.S. dollar-denominated notes. The Senior Unsecured Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 30 to 35 basis points. The following table presents a summary of our Senior Unsecured Notes outstanding at September 30, 2018 (currency in millions):

				Original Issue Discount	Effective Interest Rate			Principal Outstanding Balance at
Senior Unsecured Notes, net (a)	Issue Date	Principal Amount	Price of Par Value			Coupon Rate	Maturity Date	September 30, 2018	December 31, 2017
2.0% Senior Notes due 2023	1/21/2015	€500.0	99.220%	$4.6	2.107%	2.0%	1/20/2023	$578.8	$599.7
4.6% Senior Notes due 2024	3/14/2014	$500.0	99.639%	$1.8	4.645%	4.6%	4/1/2024	500.0	500.0
2.25% Senior Notes due 2024	1/19/2017	€500.0	99.448%	$2.9	2.332%	2.25%	7/19/2024	578.8	599.7
4.0% Senior Notes due 2025	1/26/2015	$450.0	99.372%	$2.8	4.077%	4.0%	2/1/2025	450.0	450.0
4.25% Senior Notes due 2026	9/12/2016	$350.0	99.682%	$1.1	4.290%	4.25%	10/1/2026	350.0	350.0
2.125% Senior Notes due 2027	3/6/2018	€500.0	99.324%	$4.2	2.208%	2.125%	4/15/2027	578.8	—
								$3,036.4	$2,499.4
__________

(a)
Aggregate balance excludes unamortized deferred financing costs totaling $16.7 million and $14.7 million, and unamortized discount totaling $12.2 million and $9.9 million, at September 30, 2018 and December 31, 2017, respectively.

W. P. Carey 9/30/2018 10-Q – 34

Notes to Consolidated Financial Statements (Unaudited)

Proceeds from the issuances of each of these notes were used primarily to partially pay down the amounts then outstanding under the senior unsecured credit facility that we had in place at that time and/or to repay certain non-recourse mortgage loans. In connection with the offering of the 2.125% Senior Notes due 2027 in March 2018, we incurred financing costs totaling $4.3 million during the nine months ended September 30, 2018, which are included in Senior Unsecured Notes, net in the consolidated financial statements and are being amortized to Interest expense over the term of the 2.125% Senior Notes due 2027.

On October 9, 2018, we completed a public offering of €500.0 million of 2.250% Senior Notes due 2026, at a price of 99.252% of par value, issued by our wholly owned subsidiary, WPC Eurobond B.V., which are guaranteed by us. These 2.250% Senior Notes due 2026 have a 7.5-year term and are scheduled to mature on April 9, 2026 (Note 17).

Covenants

The Credit Agreement and each of the Senior Unsecured Notes include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. The Credit Agreement also contains various customary affirmative and negative covenants applicable to us and our subsidiaries, subject to materiality and other qualifications, baskets, and exceptions as outlined in the Credit Agreement. We were in compliance with all of these covenants at September 30, 2018.

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

Non-Recourse Mortgages

At September 30, 2018, our non-recourse mortgage notes payable bore interest at fixed annual rates ranging from 2.0% to 7.8% and variable contractual annual rates ranging from 3.3% to 6.9%, with maturity dates ranging from October 2018 to June 2027.

Repayments During the Nine Months Ended September 30, 2018

During the nine months ended September 30, 2018, we prepaid non-recourse mortgage loans totaling $164.9 million, including $12.5 million encumbering properties that were disposed of during the nine months ended September 30, 2018. Amounts are based on the exchange rate of the related foreign currency as of the date of repayment, as applicable. In addition, during the nine months ended September 30, 2018, we repaid non-recourse mortgage loans at maturity with an aggregate principal balance of approximately $22.6 million. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 2.8%.

Repayments During the Nine Months Ended September 30, 2017

In January 2017, we repaid two international non-recourse mortgage loans at maturity with an aggregate principal balance of approximately $243.8 million encumbering a German investment (comprised of certain properties leased to Hellweg Die Profi-Baumärkte GmbH & Co. KG), which is jointly owned with our affiliate, CPA:17 – Global. In connection with this repayment, CPA:17 – Global contributed $90.3 million, which was accounted for as a contribution from a noncontrolling interest. Amounts are based on the exchange rate of the euro as of the date of repayment. The weighted-average interest rate for these mortgage loans on the date of repayment was 5.4%. During the nine months ended September 30, 2017, we repaid additional non-recourse mortgage loans at maturity with an aggregate principal balance of approximately $19.3 million.

During the nine months ended September 30, 2017, we prepaid non-recourse mortgage loans totaling $157.4 million, including $38.4 million encumbering a property that was sold in January 2017. Amounts are based on the exchange rate of the related foreign currency as of the date of repayment, as applicable. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of prepayment was 5.5%.

W. P. Carey 9/30/2018 10-Q – 35

Notes to Consolidated Financial Statements (Unaudited)

Foreign Currency Exchange Rate Impact

During the nine months ended September 30, 2018, the U.S. dollar strengthened against the euro, resulting in an aggregate decrease of $73.1 million in the aggregate carrying values of our Non-recourse mortgages, net, Senior Unsecured Credit Facility, and Senior Unsecured Notes, net from December 31, 2017 to September 30, 2018.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2018, each of the next four calendar years following December 31, 2018, and thereafter through 2027 are as follows (in thousands):

Years Ending December 31,	Total (a)
2018 (remainder)	$32,885
2019	91,760
2020	220,661
2021	855,589
2022	240,696
Thereafter through 2027	3,253,934
Total principal payments	4,695,525
Unamortized deferred financing costs	(17,638)
Unamortized discount, net (b)	(14,103)
Total	$4,663,784
__________

(a)	Certain amounts are based on the applicable foreign currency exchange rate at September 30, 2018.

(b)
Represents the unamortized discount on the Senior Unsecured Notes of $12.2 million in aggregate and unamortized discount of $1.9 million in aggregate primarily resulting from the assumption of property-level debt in connection with business combinations completed in prior years.

Note 11. Commitments and Contingencies

At September 30, 2018, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

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

W. P. Carey 9/30/2018 10-Q – 36

Notes to Consolidated Financial Statements (Unaudited)

Note 13. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain several stock-based compensation plans, which are more fully described in the 2017 Annual Report. There have been no significant changes to the terms and conditions of any of our stock-based compensation plans or arrangements during the nine months ended September 30, 2018. During the nine months ended September 30, 2018 and 2017, we recorded stock-based compensation expense of $14.4 million and $14.6 million, respectively. Approximately $4.2 million of the stock-based compensation expense recorded during the nine months ended September 30, 2018 was attributable to the modification of restricted share units, or RSUs, and performance share units, or PSUs, in connection with the retirement of our former chief executive officer in February 2018.

Restricted and Conditional Awards

Nonvested restricted share awards, or RSAs, RSUs, and PSUs at September 30, 2018 and changes during the nine months ended September 30, 2018 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2018	324,339	$61.43	281,299	$74.57
Granted (a)	137,519	64.50	75,864	75.81
Vested (b)	(179,412)	62.22	(66,632)	76.96
Forfeited	(3,079)	61.71	(3,098)	76.49
Adjustment (c)	—	—	40,308	75.11
Nonvested at September 30, 2018 (d)	279,367	$62.43	327,741	$78.99
__________

(a)
The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing (i) a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period and (ii) future financial performance projections. To estimate the fair value of PSUs granted during the nine months ended September 30, 2018, we used a risk-free interest rate of 2.2%, an expected volatility rate of 17.2%, and assumed a dividend yield of zero.

(b)
The grant date fair value of shares vested during the nine months ended September 30, 2018 was $16.3 million. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At September 30, 2018 and December 31, 2017, we had an obligation to issue 873,671 and 1,140,632 shares, respectively, of our common stock underlying such deferred awards, which is recorded within Total stockholders’ equity as a Deferred compensation obligation of $36.2 million and $46.7 million, respectively.

(c)
Vesting and payment of the PSUs is conditioned upon certain company and/or market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. As a result, we recorded adjustments at September 30, 2018 to reflect the number of shares expected to be issued when the PSUs vest.

(d)	At September 30, 2018, total unrecognized compensation expense related to these awards was approximately $21.4 million, with an aggregate weighted-average remaining term of 1.9 years.

W. P. Carey 9/30/2018 10-Q – 37

Notes to Consolidated Financial Statements (Unaudited)

Earnings Per Share

Under current authoritative guidance for determining earnings per share, all nonvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Certain of our nonvested RSUs and RSAs contain rights to receive non-forfeitable dividend equivalents or dividends, respectively, and therefore we apply the two-class method of computing earnings per share. The calculation of earnings per share below excludes the income attributable to the nonvested participating RSUs and RSAs from the numerator and such nonvested shares in the denominator. The following table summarizes basic and diluted earnings (in thousands, except share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to W. P. Carey	$77,348	$80,278	$218,303	$202,080
Net income attributable to nonvested participating RSUs and RSAs	(99)	(239)	(279)	(600)
Net income — basic and diluted	$77,249	$80,039	$218,024	$201,480

Weighted-average shares outstanding — basic	108,073,969	108,019,292	108,063,826	107,751,672
Effect of dilutive securities	209,697	124,402	190,015	195,818
Weighted-average shares outstanding — diluted	108,283,666	108,143,694	108,253,841	107,947,490

For the three and nine months ended September 30, 2018 and 2017, there were no potentially dilutive securities excluded from the computation of diluted earnings per share.

At-The-Market Equity Offering Program

On March 1, 2017, we filed a prospectus supplement with the SEC pursuant to which we may offer and sell shares of our common stock from time to time, up to an aggregate gross sales price of $400.0 million, through a continuous “at-the-market,” or ATM, offering program with a consortium of banks acting as sales agents. During both the three and nine months ended September 30, 2018, we did not issue any shares of our common stock under our ATM program. During the three and nine months ended September 30, 2017, we issued 15,500 and 345,253 shares, respectively, of our common stock under our ATM program at a weighted-average price of $67.05 and $67.78 per share, respectively, for net proceeds of $0.9 million and $22.8 million, respectively. As of September 30, 2018, $376.6 million remained available for issuance under our ATM program.

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

Redeemable Noncontrolling Interest

We accounted for the noncontrolling interest in our subsidiary, W. P. Carey International, LLC, or WPCI, held by a third party as a redeemable noncontrolling interest, because, pursuant to a put option held by the third party, we had an obligation to redeem the interest at fair value, subject to certain conditions. This obligation was required to be settled in shares of our common stock. On October 1, 2013, we received a notice from the holder of the noncontrolling interest in WPCI regarding the exercise of the put option, pursuant to which we were required to purchase the third party’s 7.7% interest in WPCI. Pursuant to the terms of the related put agreement, the value of that interest was determined based on a third-party valuation as of October 31, 2013, which is the end of the month that the put option was exercised. In March 2016, we issued 217,011 shares of our

W. P. Carey 9/30/2018 10-Q – 38

Notes to Consolidated Financial Statements (Unaudited)

common stock to the holder of the redeemable noncontrolling interest, which had a value of $13.4 million at the date of issuance, pursuant to a formula set forth in the put agreement. However, the third party did not formally transfer his interests in WPCI to us pursuant to the put agreement at that time because of a dispute regarding any amounts that might still be owed to him. In September 2018, we negotiated a settlement of that dispute, and as a result, we recorded an adjustment of $0.3 million to Additional paid-in capital in our consolidated statement of equity for the nine months ended September 30, 2018 to reflect the redemption value of the third party’s interest. As part of the settlement, the third party acknowledged that all of his interests in WPCI have been transferred to us and all disputes between the parties were resolved in October 2018.

The carrying value of our redeemable noncontrolling interest was $1.3 million and $1.0 million as of September 30, 2018 and December 31, 2017, respectively.

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended September 30, 2018
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$14,858	$(262,469)	$209	$(247,402)
Other comprehensive loss before reclassifications	3,195	(8,102)	(269)	(5,176)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(2,433)	—	—	(2,433)
Interest expense	10	—	—	10
Total	(2,423)	—	—	(2,423)
Net current period other comprehensive loss	772	(8,102)	(269)	(7,599)
Net current period other comprehensive loss attributable to noncontrolling interests	1	945	—	946
Ending balance	$15,631	$(269,626)	$(60)	$(254,055)

	Three Months Ended September 30, 2017
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$24,636	$(267,868)	$(416)	$(243,648)
Other comprehensive income before reclassifications	(8,367)	25,417	66	17,116
Amounts reclassified from accumulated other comprehensive loss to:
Gain on sale of real estate, net of tax (Note 15)	—	3,562	—	3,562
Other gains and (losses)	(2,189)	—	—	(2,189)
Interest expense	286	—	—	286
Total	(1,903)	3,562	—	1,659
Net current period other comprehensive income	(10,270)	28,979	66	18,775
Net current period other comprehensive gain attributable to noncontrolling interests	8	(4,716)	—	(4,708)
Ending balance	$14,374	$(243,605)	$(350)	$(229,581)

W. P. Carey 9/30/2018 10-Q – 39

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2018
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$9,172	$(245,022)	$(161)	$(236,011)
Other comprehensive loss before reclassifications	12,003	(29,401)	101	(17,297)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(5,811)	—	—	(5,811)
Interest expense	261	—	—	261
Total	(5,550)	—	—	(5,550)
Net current period other comprehensive loss	6,453	(29,401)	101	(22,847)
Net current period other comprehensive loss attributable to noncontrolling interests	6	4,797	—	4,803
Ending balance	$15,631	$(269,626)	$(60)	$(254,055)

	Nine Months Ended September 30, 2017
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$46,935	$(301,330)	$(90)	$(254,485)
Other comprehensive income before reclassifications	(25,108)	68,124	(260)	42,756
Amounts reclassified from accumulated other comprehensive loss to:
Gain on sale of real estate, net of tax (Note 15)	—	3,562	—	3,562
Other gains and (losses)	(8,490)	—	—	(8,490)
Interest expense	1,024	—	—	1,024
Total	(7,466)	3,562	—	(3,904)
Net current period other comprehensive income	(32,574)	71,686	(260)	38,852
Net current period other comprehensive gain attributable to noncontrolling interests	13	(13,961)	—	(13,948)
Ending balance	$14,374	$(243,605)	$(350)	$(229,581)

See Note 9 for additional information on our derivatives activity recognized within Other comprehensive (loss) income for the periods presented.

Dividends Declared

During the third quarter of 2018, our Board declared a quarterly dividend of $1.025 per share, which was paid on October 15, 2018 to stockholders of record on October 1, 2018.

During the nine months ended September 30, 2018, we declared dividends totaling $3.060 per share.

Note 14. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually and intend to do so for the tax year ending December 31, 2018. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and nine months ended September 30, 2018 and 2017.

W. P. Carey 9/30/2018 10-Q – 40

Notes to Consolidated Financial Statements (Unaudited)

Certain of our subsidiaries have elected TRS status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. We also own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. The accompanying consolidated financial statements include an interim tax provision for our TRSs and foreign subsidiaries, as necessary, for the three and nine months ended September 30, 2018 and 2017. Current income tax benefit (expense) was $1.2 million and $(3.0) million for the three months ended September 30, 2018 and 2017, respectively, and $(8.2) million and $(11.1) million for the nine months ended September 30, 2018 and 2017, respectively.

Our TRSs and foreign subsidiaries are subject to U.S. federal, state, and foreign income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether the tax benefit of a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. The majority of our deferred tax assets relate to the timing difference between the financial reporting basis and tax basis for stock-based compensation expense. The majority of our deferred tax liabilities relate to differences between the tax basis and financial reporting basis of the assets acquired in acquisitions in which the tax basis of such assets was not stepped up to fair value for income tax purposes. Provision for income taxes included deferred income tax (expense) benefits of $(3.9) million and $1.2 million for the three months ended September 30, 2018 and 2017, respectively, and $5.2 million and $8.2 million for the nine months ended September 30, 2018 and 2017, respectively. Benefit from income taxes for the nine months ended September 30, 2018 included a deferred tax benefit of approximately $6.2 million as a result of the release of a deferred tax liability that was no longer required due to a change in tax classification relating to a property holding company.

Note 15. Property Dispositions

We have an active capital recycling program, with a goal of extending the average lease term through reinvestment, improving portfolio credit quality through dispositions and acquisitions of assets, increasing the asset criticality factor in our portfolio, and/or executing strategic dispositions of assets. We may make a decision to dispose of a property when it is vacant as a result of tenants vacating space, tenants electing not to renew their leases, tenant insolvency, or lease rejection in the bankruptcy process. In such cases, we assess whether we can obtain the highest value from the property by selling it, as opposed to re-leasing it. We may also sell a property when we receive an unsolicited offer or negotiate a price for an investment that is consistent with our strategy for that investment. When it is appropriate to do so, we classify the property as an asset held for sale on our consolidated balance sheet. All property dispositions are recorded within our Real Estate segment.

2018 — During the three and nine months ended September 30, 2018, we sold three and ten properties, respectively, for total proceeds of $17.4 million and $95.1 million, respectively, net of selling costs, and recognized a net gain on these sales totaling $0.3 million and $12.7 million, respectively. Disposition activity included the sale of one of our two hotel operating properties in April 2018 (Note 4). In addition, in June 2018, we completed a nonmonetary transaction, in which we disposed of 23 properties in exchange for the acquisition of one property leased to the same tenant. This swap was recorded based on the fair value of the property acquired of $85.5 million, which resulted in a net gain of $6.3 million, and was a non-cash investing activity (Note 4).

2017 — During the three and nine months ended September 30, 2017, we sold five properties, and 11 properties and a parcel of vacant land for total proceeds of $58.7 million and $102.5 million, respectively, net of selling costs, and recognized a net gain on these sales of $19.3 million and $22.7 million, respectively. In connection with the sale of a property in Malaysia in August 2017, and in accordance with ASC 830-30-40, Foreign Currency Matters, we reclassified $3.6 million of foreign currency translation losses from Accumulated other comprehensive loss to Gain on sale of real estate, net of tax (as a reduction to Gain on sale of real estate, net of tax), since the sale represented a disposal of our Malaysian investments (Note 13). In addition, in January 2017, we transferred ownership of two international properties and the related non-recourse mortgage loan, which had an aggregate asset carrying value of $31.3 million and an outstanding balance of $28.1 million (net of $3.8 million of cash held in escrow that was retained by the mortgage lender), respectively, on the dates of transfer, to the mortgage lender, resulting in a net loss of less than $0.1 million.

W. P. Carey 9/30/2018 10-Q – 41

Notes to Consolidated Financial Statements (Unaudited)

Note 16. Segment Reporting

We evaluate our results from operations through our two major business segments: Real Estate and Investment Management. The following tables present a summary of comparative results and assets for these business segments (in thousands):

Real Estate

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Lease revenues	$167,088	$161,511	$492,935	$475,547
Reimbursable tenant costs	5,979	5,397	17,931	15,940
Operating property revenues (a)	4,282	8,449	16,365	23,652
Lease termination income and other	1,981	1,227	3,603	4,234
	179,330	176,584	530,834	519,373

Operating Expenses
Depreciation and amortization	66,837	62,970	195,131	186,481
General and administrative	11,349	11,234	34,013	27,311
Property expenses, excluding reimbursable tenant costs	7,953	10,556	26,760	31,196
Reimbursable tenant costs	5,979	5,397	17,931	15,940
Merger and other expenses	1,673	65	4,328	1,138
Stock-based compensation expense	1,380	1,880	7,676	4,733
Impairment charges	—	—	4,790	—
	95,171	92,102	290,629	266,799
Other Income and Expenses
Interest expense	(41,740)	(41,182)	(121,125)	(125,374)
Equity in earnings of equity method investments in real estate	4,699	3,740	11,586	9,533
Other gains and (losses)	8,197	(4,918)	14,940	(6,249)
	(28,844)	(42,360)	(94,599)	(122,090)
Income before income taxes and gain on sale of real estate	55,315	42,122	145,606	130,484
(Provision for) benefit from income taxes	(424)	(1,511)	1,792	(6,696)
Income before gain on sale of real estate	54,891	40,611	147,398	123,788
Gain on sale of real estate, net of tax	343	19,257	18,987	22,732
Net Income from Real Estate	55,234	59,868	166,385	146,520
Net income attributable to noncontrolling interests	(4,225)	(3,376)	(10,760)	(8,530)
Net Income from Real Estate Attributable to W. P. Carey	$51,009	$56,492	$155,625	$137,990
__________

(a)
Operating property revenues are comprised of (i) $4.2 million for the three months ended September 30, 2017, and $4.8 million and $12.4 million for the nine months ended September 30, 2018 and 2017, respectively, generated from a hotel in Memphis, Tennessee, which was sold in April 2018 (Note 15), and (ii) $4.3 million for both the three months ended September 30, 2018 and 2017, and $11.5 million and $11.2 million for the nine months ended September 30, 2018 and 2017, respectively, generated from a hotel in Bloomington, Minnesota.

W. P. Carey 9/30/2018 10-Q – 42

Notes to Consolidated Financial Statements (Unaudited)

Investment Management

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Asset management revenue	$17,349	$17,938	$51,602	$53,271
Structuring revenue	6,553	9,817	12,718	27,981
Reimbursable costs from affiliates	6,042	6,211	16,883	45,390
Other advisory revenue	110	99	300	896
Dealer manager fees	—	105	—	4,430
	30,054	34,170	81,503	131,968
Operating Expenses
Reimbursable costs from affiliates	6,042	6,211	16,883	45,390
General and administrative	4,514	6,002	16,875	25,878
Subadvisor fees	3,127	5,206	7,014	11,598
Stock-based compensation expense	1,095	2,755	6,716	9,916
Depreciation and amortization	988	1,070	2,988	2,838
Restructuring and other compensation	—	1,356	—	9,074
Dealer manager fees and expenses	—	462	—	6,544
	15,766	23,062	50,476	111,238
Other Income and Expenses
Equity in earnings of equity method investments in the Managed Programs	13,664	12,578	34,660	38,287
Other gains and (losses)	678	349	1,758	1,280
	14,342	12,927	36,418	39,567
Income before income taxes	28,630	24,035	67,445	60,297
(Provision for) benefit from income taxes	(2,291)	(249)	(4,767)	3,793
Net Income from Investment Management Attributable to W. P. Carey	$26,339	$23,786	$62,678	$64,090

Total Company

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$209,384	$210,754	$612,337	$651,341
Operating expenses	110,937	115,164	341,105	378,037
Other income and (expenses)	(14,502)	(29,433)	(58,181)	(82,523)
Provision for income taxes	(2,715)	(1,760)	(2,975)	(2,903)
Gain on sale of real estate, net of tax	343	19,257	18,987	22,732
Net income attributable to noncontrolling interests	(4,225)	(3,376)	(10,760)	(8,530)
Net income attributable to W. P. Carey	$77,348	$80,278	$218,303	$202,080

	Total Assets at
	September 30, 2018	December 31, 2017
Real Estate	$8,148,350	$7,885,751
Investment Management	370,638	345,651
Total Company	$8,518,988	$8,231,402

W. P. Carey 9/30/2018 10-Q – 43

Notes to Consolidated Financial Statements (Unaudited)

Note 17. Subsequent Events

CPA:17 Merger

On June 17, 2018, we, CPA:17 – Global, and certain of our subsidiaries entered into the Merger Agreement, pursuant to which CPA:17 – Global would merge with and into one of our subsidiaries in exchange for shares of our common stock, subject to approvals of our stockholders and the stockholders of CPA:17 – Global. The CPA:17 Merger and related transactions were approved by both sets of stockholders on October 29, 2018 and completed on October 31, 2018.

Subject to the terms and conditions contained in the Merger Agreement, at the effective time of the CPA:17 Merger, each share of CPA:17 – Global common stock issued and outstanding immediately prior to the effective time of the CPA:17 Merger was canceled and the rights attaching to such share were converted automatically into the right to receive 0.160 shares of our common stock, which we refer to herein as the Merger Consideration. Each share of CPA:17 – Global common stock owned by us or any of our subsidiaries immediately prior to the effective time of the CPA:17 Merger was automatically canceled and retired, and ceased to exist, for no Merger Consideration. We paid total Merger Consideration of approximately $3.6 billion, including the issuance of 53,849,087 shares of our common stock with a fair value of $3.6 billion, based on the closing price of our common stock on October 31, 2018 of $66.01 per share, to the stockholders of CPA:17 – Global in exchange for the 336,715,969 shares of CPA:17 – Global common stock that we and our affiliates did not previously own, and cash of $1.7 million paid in lieu of issuing any fractional shares. As a condition of the CPA:17 Merger, we waived certain back-end fees that we would have been entitled to receive from CPA:17 – Global upon its liquidation pursuant to the terms of our advisory agreement with CPA:17 – Global.

CPA:17 – Global had a senior credit facility (comprised of a term loan and unsecured revolving credit facility) with an outstanding balance of approximately $180.3 million on October 31, 2018, the date of the closing of the CPA:17 Merger. On that date, we repaid in full all amounts outstanding under CPA:17 – Global’s senior credit facility using funds borrowed under our Unsecured Revolving Credit Facility.

As of the date of this Report, we have not completed our initial accounting for the CPA:17 Merger, including the determination of the fair value of the assets acquired and liabilities assumed. Therefore, we are not yet able to present the pro forma impact of the CPA:17 Merger on our earnings for the three and nine months ended September 30, 2018 and 2017. The acquired assets and liabilities and related operating activity from the date of acquisition will be reflected in our consolidated financial statements as of and for the year ended December 31, 2018.

Issuance of Senior Unsecured Notes

On October 9, 2018, we completed a public offering of €500.0 million of 2.250% Senior Notes due 2026, at a price of 99.252% of par value, issued by our wholly owned subsidiary, WPC Eurobond B.V., which are guaranteed by us. These 2.250% Senior Notes due 2026 have a 7.5-year term and are scheduled to mature on April 9, 2026. Proceeds from the issuances of these 2.250% Senior Notes due 2026 were used to partially pay down the amount then outstanding under the Unsecured Revolving Credit Facility.

W. P. Carey 9/30/2018 10-Q – 44

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

Business Overview

As described in more detail in Item 1 of the 2017 Annual Report, we invest primarily in operationally-critical, single-tenant commercial real estate properties located in the United States and Northern and Western Europe and, as of September 30, 2018, manage an investment portfolio of 1,410 properties, including 913 net-leased properties (comprising 89.3 million square feet leased to 210 tenants) and one hotel, which is classified as an operating property, in our real estate portfolio. As of that date, the weighted-average lease term of our net-lease portfolio was 10.2 years and the occupancy rate was 98.7%. Our business operates in two segments: Real Estate and Investment Management.

In June 2017, our Board approved a plan to exit non-traded retail fundraising activities carried out by our wholly-owned broker-dealer subsidiary, Carey Financial, effective as of June 30, 2017. We currently expect to continue to manage all existing Managed Programs through the end of their respective natural life cycles (Note 1).

Significant Developments

CPA:17 Merger

On June 17, 2018, we, CPA:17 – Global, and certain of our subsidiaries entered into the Merger Agreement, pursuant to which CPA:17 – Global will merge with and into one of our subsidiaries in exchange for shares of our common stock (Note 3). The CPA:17 Merger and related transactions were approved by our stockholders and the stockholders of CPA:17 – Global on October 29, 2018 and completed on October 31, 2018 (Note 17).

Issuance of Senior Unsecured Notes

On October 9, 2018, we completed a public offering of €500.0 million of 2.250% Senior Notes due 2026, at a price of 99.252% of par value, issued by our wholly owned subsidiary, WPC Eurobond B.V., which are guaranteed by us. These 2.250% Senior Notes due 2026 have a 7.5-year term and are scheduled to mature on April 9, 2026 (Note 17).

Financial Highlights

During the nine months ended September 30, 2018, we completed the following, as further described in the consolidated financial statements.

Real Estate

Investments

•
We acquired eight investments totaling $617.1 million, including a property valued at $85.5 million that was acquired in exchange for 23 properties leased to the same tenant in a nonmonetary transaction (Note 4).

•	We completed seven construction projects at a cost totaling $74.8 million, including capitalized interest. Construction projects include build-to-suit, expansion, and renovation projects (Note 4).

•
We committed to fund an aggregate of $19.9 million (based on the exchange rate of the euro at September 30, 2018) for an expansion project at a warehouse facility in Rotterdam, the Netherlands. We currently expect to complete the project in the third quarter of 2019 (Note 4).

W. P. Carey 9/30/2018 10-Q – 45

Dispositions

•
As part of our active capital recycling program, we sold ten properties for total proceeds of $95.1 million, net of selling costs, including the sale of one of our two hotel operating properties in April 2018 (Note 15).

•
We completed a nonmonetary transaction, in which we disposed of 23 properties in exchange for the acquisition of one property leased to the same tenant, as described above. This swap was recorded based on the fair value of the property acquired of $85.5 million (Note 15).

Financing and Capital Markets Transactions

•
On March 6, 2018, we completed a public offering of €500.0 million of 2.125% Senior Notes due 2027, at a price of 99.324% of par value, issued by our wholly owned subsidiary, WPC Eurobond B.V., which are guaranteed by us. These 2.125% Senior Notes due 2027 have a nine-year term and are scheduled to mature on April 15, 2027 (Note 10).

•
On March 7, 2018, we repaid and terminated our Unsecured Term Loans in full for €325.0 million (equivalent to $403.6 million), using a portion of the proceeds from the issuance of the 2.125% Senior Notes due 2027. The aggregate principal amount (of revolving and term loans) available under the Credit Agreement may be increased up to an amount not to exceed the U.S. dollar equivalent of $2.35 billion (Note 10).

•
We reduced our mortgage debt outstanding by prepaying or repaying at maturity a total of $187.5 million of non-recourse mortgage loans (Note 10). As a result of paying off certain non-recourse mortgage loans since January 1, 2017, the weighted-average interest rate of our debt decreased from 3.6% during the nine months ended September 30, 2017 to 3.4% during the nine months ended September 30, 2018 (Note 10).

Investment Management

As of September 30, 2018, we managed CPA:17 – Global, CPA:18 – Global, CWI 1, CWI 2, and CESH I, at which date these Managed Programs had total assets under management of approximately $13.4 billion. As a result of the completion of the CPA:17 Merger on October 31, 2018 (Note 17), as of the date of this Report, we no longer manage CPA:17 – Global, which had assets under management of approximately $5.9 billion as of September 30, 2018.

Investment Transactions

We structured new investments totaling $301.2 million on behalf of the Managed Programs, from which we earned $11.8 million in structuring revenue.

•
CPA:18 – Global: We structured seven new investments in student housing development projects for $243.8 million. Approximately $173.6 million was invested in Europe and $70.2 million was invested in the United States.

•	CPA:17 – Global: We structured one investment in a portfolio of domestic self-storage properties for $57.4 million.

Since we have exited non-traded retail fundraising activities (Note 1) and the funds we raised for the Managed Programs in their public offerings are all substantially invested, and in light of the completion of the CPA:17 Merger (Note 17), we expect to structure fewer investments on behalf of the Managed Programs going forward.

We also arranged mortgage financing totaling $291.0 million for the Managed Programs, from which we earned $0.9 million in structuring revenue.

Dividends to Stockholders

We declared cash dividends totaling $3.060 per share during the nine months ended September 30, 2018, comprised of three quarterly dividends per share of $1.015, $1.020, and $1.025.

W. P. Carey 9/30/2018 10-Q – 46

Consolidated Results

(in thousands, except shares)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues from Real Estate	$179,330	$176,584	$530,834	$519,373
Reimbursable tenant costs	5,979	5,397	17,931	15,940
Revenues from Real Estate (excluding reimbursable tenant costs)	173,351	171,187	512,903	503,433

Revenues from Investment Management	30,054	34,170	81,503	131,968
Reimbursable costs from affiliates	6,042	6,211	16,883	45,390
Revenues from Investment Management (excluding reimbursable costs from affiliates)	24,012	27,959	64,620	86,578

Total revenues	209,384	210,754	612,337	651,341
Total reimbursable costs	12,021	11,608	34,814	61,330
Total revenues (excluding reimbursable costs)	197,363	199,146	577,523	590,011

Net income from Real Estate attributable to W. P. Carey	51,009	56,492	155,625	137,990
Net income from Investment Management attributable to W. P. Carey	26,339	23,786	62,678	64,090
Net income attributable to W. P. Carey	77,348	80,278	218,303	202,080

Dividends paid	110,360	108,272	329,552	322,389

Net cash provided by operating activities (a)			369,759	385,966
Net cash (used in) provided by investing activities (a)			(461,544)	165,792
Net cash provided by (used in) financing activities (a)			104,862	(551,342)

Supplemental financial measures (b):
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Real Estate	121,169	116,337	352,565	345,529
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Investment Management	38,588	31,905	88,161	85,388
Adjusted funds from operations attributable to W. P. Carey (AFFO)	159,757	148,242	440,726	430,917

Diluted weighted-average shares outstanding	108,283,666	108,143,694	108,253,841	107,947,490
__________

(a)
On January 1, 2018, we adopted ASU 2016-15 and ASU 2016-18, which revised how certain items are presented in the consolidated statements of cash flows. As a result of adopting this guidance, we retrospectively revised Net cash provided by operating activities, Net cash (used in) provided by investing activities, and Net cash used in financing activities within our consolidated statements of cash flows for the nine months ended September 30, 2017, as described in Note 2.

(b)
We consider AFFO, a supplemental measure that is not defined by GAAP, referred to as a non-GAAP measure, to be an important measure in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

W. P. Carey 9/30/2018 10-Q – 47

Revenues and Net Income Attributable to W. P. Carey

Total revenues decreased for the three months ended September 30, 2018 as compared to the same period in 2017, due to decreases within our Investment Management segment, partially offset by increases within our Real Estate segment. Investment Management revenue decreased primarily due to a decrease in structuring revenue resulting from lower investment volume for the Managed Programs during the current year period since they are all substantially invested. Real Estate revenue increased due to an increase in lease revenues, primarily as a result of property acquisition activity, partially offset by the impact of property dispositions. Operating property revenues decreased as a result of the sale of one of our two hotel operating properties in April 2018 (Note 15).

Total revenues decreased for the nine months ended September 30, 2018 as compared to the same period in 2017, due to decreases within our Investment Management segment, partially offset by increases within our Real Estate segment. Investment Management revenue decreased primarily due to a decrease in structuring revenue resulting from the lower investment volume for the Managed Programs during the current year period, as discussed above. Reimbursable costs from affiliates and dealer manager fees also decreased due to our exit from non-traded retail fundraising activities in June 2017 (Note 1). Real Estate revenue increased due to an increase in lease revenues, primarily as a result of property acquisition activity and the strengthening of foreign currencies (primarily the euro) in relation to the U.S. dollar between the periods, partially offset by the impact of property dispositions. Operating property revenues decreased as a result of the sale of one of our two hotel operating properties in April 2018 (Note 15).

Net income attributable to W. P. Carey decreased for the three months ended September 30, 2018 as compared to the same period in 2017, primarily due to a lower aggregate gain on sale of real estate recognized during the current year period (Note 15), partially offset by gains recognized on foreign currency transactions during the current year period as compared to losses recognized on foreign currency transactions during the prior year period.

Net income attributable to W. P. Carey increased for the nine months ended September 30, 2018 as compared to the same period in 2017, primarily due to gains recognized on foreign currency transactions during the current year period as compared to losses recognized on foreign currency transactions during the prior year period, non-recurring restructuring expenses (primarily comprised of severance costs) related to our exit from non-traded retail fundraising activities recognized during the prior year period (Note 12), and lower interest expense. These positive factors were partially offset by impairment charges recognized during the current year period (Note 8) and a lower aggregate gain on sale of real estate recognized during the current year period (Note 15).

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased for the nine months ended September 30, 2018 as compared to the same period in 2017, primarily due to a decrease in structuring revenue received from the Managed Programs as a result of their lower investment volume during the current year period and a decrease in cash flow as a result of property dispositions during 2017 and 2018. These decreases were partially offset by a decrease in interest expense, as well as an increase in cash flow generated from properties acquired during 2017 and 2018.

AFFO

AFFO increased for the three and nine months ended September 30, 2018 as compared to the same periods in 2017, primarily due to higher lease revenues and a lower provision for income taxes, partially offset by lower structuring revenues.

W. P. Carey 9/30/2018 10-Q – 48

Portfolio Overview

We intend to continue to acquire a diversified portfolio of income-producing commercial real estate properties and other real estate-related assets. We expect to make these investments primarily in the United States and Northern and Western Europe. Portfolio information is provided on a pro rata basis, unless otherwise noted below, to better illustrate the economic impact of our various net-leased jointly owned investments. See Terms and Definitions below for a description of pro rata amounts.

Portfolio Summary

	September 30, 2018	December 31, 2017
Number of net-leased properties	913	887
Number of operating properties (a)	1	2
Number of tenants (net-leased properties)	210	210
Total square footage (net-leased properties, in thousands)	89,304	84,899
Occupancy (net-leased properties)	98.7%	99.8%
Weighted-average lease term (net-leased properties, in years)	10.2	9.6
Number of countries	19	17
Total assets (consolidated basis, in thousands)	$8,518,988	$8,231,402
Net investments in real estate (consolidated basis, in thousands)	6,946,494	6,703,715

	Nine Months Ended September 30,
	2018	2017
Financing obtained (in millions) (b) (c)	$620.6	$633.4
Acquisition volume (in millions) (c) (d)	617.1	6.0
Construction projects completed (in millions) (c) (e)	74.8	59.0
Average U.S. dollar/euro exchange rate	1.1947	1.1130
Average U.S. dollar/British pound sterling exchange rate	1.3519	1.2751
Change in the U.S. CPI (f)	2.4%	2.2%
Change in the Germany CPI (f)	1.4%	0.7%
Change in the United Kingdom CPI (f)	1.5%	2.1%
Change in the Spain CPI (f)	0.8%	(0.3)%
Change in the Netherlands CPI (f)	1.9%	1.3%

__________

(a)
At September 30, 2018 and December 31, 2017, operating properties consisted of one and two hotel properties, respectively, with an average occupancy of 76.8% for the nine months ended September 30, 2018. We sold one of the hotels in April 2018.

(b)
Amount for the nine months ended September 30, 2018 includes the issuance of €500.0 million of 2.125% Senior Notes due 2027 in March 2018. Amount for the nine months ended September 30, 2017 includes the issuance of €500.0 million of 2.25% Senior Notes due 2024 in January 2017 and the amendment and restatement of our Senior Unsecured Credit Facility in February 2017, which increased our borrowing capacity by approximately $100.0 million (Note 10). Dollar amounts are based on the exchange rate of the euro on the dates of activity, as applicable.

(c)	Amounts are the same on both a consolidated and pro rata basis.

(d)
Amount for the nine months ended September 30, 2018 includes a property valued at $85.5 million that was acquired in exchange for 23 properties leased to the same tenant in a nonmonetary transaction (Note 4). Amount for the nine months ended September 30, 2017 excludes a commitment for $3.6 million of building improvements in connection with an acquisition. This construction project was completed in June 2018 (Note 4).

(e)	Amount for the nine months ended September 30, 2017 includes projects that were partially completed in 2016.

(f)	Many of our lease agreements include contractual increases indexed to changes in the U.S. Consumer Price Index, or CPI, or similar indices in the jurisdictions in which the properties are located.

W. P. Carey 9/30/2018 10-Q – 49

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at September 30, 2018 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Description	Number of Properties	ABR	ABR Percent	Weighted-Average Lease Term (Years)
Hellweg Die Profi-Baumärkte GmbH & Co. KG (a) (b)	Do-it-yourself retail properties in Germany	53	$35,390	5.0%	18.4
U-Haul Moving Partners Inc. and Mercury Partners, LP	Net lease self-storage properties in the U.S.	78	31,853	4.5%	5.6
State of Andalucia (a)	Government office properties in Spain	70	28,599	4.0%	16.2
Pendragon PLC (a)	Automotive dealerships in the United Kingdom	70	21,490	3.0%	11.6
Marriott Corporation	Net lease hotel properties in the U.S.	18	20,065	2.8%	5.1
Forterra, Inc. (a) (c)	Industrial properties in the U.S. and Canada	27	18,032	2.5%	24.7
Nord Anglia Education, Inc.	K-12 private schools in the U.S.	3	16,633	2.3%	23.9
OBI Group (a)	Do-it-yourself retail properties in Poland	18	16,174	2.3%	5.6
True Value Company	Distribution facilities in the U.S.	7	15,993	2.3%	4.3
UTI Holdings, Inc.	Automotive technical training facilities in the U.S.	5	14,628	2.0%	5.5
Total		349	$218,857	30.7%	12.5
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

(b)	At September 30, 2018, nine properties leased to this tenant with total ABR of $7.8 million were classified as held for sale (Note 4).

(c)	Of the 27 properties leased to Forterra, Inc., 25 are located in the United States and two are located in Canada.

W. P. Carey 9/30/2018 10-Q – 50

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
United States
South
Texas	$57,876	8.1%	7,702	8.6%
Florida	29,912	4.2%	2,639	3.0%
Georgia	21,388	3.0%	3,210	3.6%
Tennessee	13,229	1.9%	1,983	2.2%
Alabama	10,135	1.4%	1,920	2.2%
Other (b)	5,888	0.8%	1,096	1.2%
Total South	138,428	19.4%	18,550	20.8%

East
Massachusetts	20,606	2.9%	1,390	1.6%
North Carolina	19,119	2.7%	4,517	5.1%
New Jersey	19,023	2.7%	1,097	1.2%
New York	18,603	2.6%	1,178	1.3%
Pennsylvania	15,433	2.1%	2,525	2.8%
Virginia	7,678	1.1%	1,025	1.1%
Other (b)	25,180	3.5%	4,916	5.5%
Total East	125,642	17.6%	16,648	18.6%

West
California	41,998	5.9%	3,187	3.6%
Arizona	27,054	3.8%	3,049	3.4%
Colorado	10,012	1.4%	864	1.0%
Other (b)	27,063	3.7%	3,225	3.6%
Total West	106,127	14.8%	10,325	11.6%

Midwest
Illinois	21,424	3.0%	3,111	3.5%
Michigan	12,288	1.7%	1,456	1.6%
Indiana	9,785	1.4%	1,493	1.7%
Wisconsin	9,719	1.4%	1,750	2.0%
Minnesota	9,098	1.3%	904	1.0%
Ohio	8,285	1.1%	1,822	2.0%
Other (b)	19,885	2.8%	3,525	3.9%
Total Midwest	90,484	12.7%	14,061	15.7%
United States Total	460,681	64.5%	59,584	66.7%

International
Germany	56,923	8.0%	5,751	6.5%
United Kingdom	33,264	4.7%	2,324	2.6%
Spain	30,346	4.2%	2,927	3.3%
The Netherlands	29,189	4.1%	4,098	4.6%
Poland	20,089	2.8%	2,625	2.9%
France	14,529	2.0%	1,266	1.4%
Denmark	12,242	1.7%	1,987	2.2%
Finland	11,605	1.6%	949	1.1%
Canada	11,119	1.6%	1,817	2.0%
Australia	10,629	1.5%	3,183	3.6%
Other (c)	23,228	3.3%	2,793	3.1%
International Total	253,163	35.5%	29,720	33.3%

Total	$713,844	100.0%	89,304	100.0%

W. P. Carey 9/30/2018 10-Q – 51

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
Industrial	$199,101	27.9%	37,460	41.9%
Office	163,971	23.0%	10,814	12.1%
Retail (d)	123,165	17.3%	11,423	12.8%
Warehouse	115,247	16.1%	21,337	23.9%
Education Facility	32,913	4.6%	1,997	2.3%
Other (e)	79,447	11.1%	6,273	7.0%
Total	$713,844	100.0%	89,304	100.0%
__________

(a)	Includes square footage for any vacant properties.

(b)
Other properties within South include assets in Louisiana, Arkansas, Mississippi, and Oklahoma. Other properties within East include assets in Connecticut, Kentucky, South Carolina, Maryland, New Hampshire, and West Virginia. Other properties within West include assets in Utah, Washington, Nevada, Oregon, New Mexico, Wyoming, Alaska, and Montana. Other properties within Midwest include assets in Missouri, Kansas, Nebraska, Iowa, South Dakota, and North Dakota.

(c)	Includes assets in Norway, Hungary, Austria, Mexico, Portugal, Sweden, Belgium, and Japan.

(d)	Includes automotive dealerships.

(e)	Includes ABR from tenants within the following property types: self storage (net lease), hotel (net lease), laboratory, theater, fitness facility, and student housing (net lease).

W. P. Carey 9/30/2018 10-Q – 52

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	ABR Percent	Square Footage	Square Footage Percent
Retail Stores (a)	$133,142	18.6%	16,588	18.6%
Consumer Services	74,675	10.5%	5,704	6.4%
Automotive	55,207	7.7%	8,767	9.8%
Sovereign and Public Finance	41,772	5.8%	3,364	3.8%
Cargo Transportation	41,142	5.8%	5,847	6.5%
Construction and Building	38,549	5.4%	7,464	8.4%
Healthcare and Pharmaceuticals	36,623	5.1%	2,299	2.6%
Hotel, Gaming, and Leisure	35,392	5.0%	2,254	2.5%
Beverage, Food, and Tobacco	29,698	4.2%	6,787	7.6%
Containers, Packaging, and Glass	27,724	3.9%	5,325	6.0%
Media: Advertising, Printing, and Publishing	23,409	3.3%	1,588	1.8%
Capital Equipment	21,156	3.0%	3,522	3.9%
High Tech Industries	20,974	2.9%	1,880	2.1%
Grocery	14,751	2.1%	1,762	2.0%
Business Services	14,185	2.0%	1,723	1.9%
Durable Consumer Goods	13,810	1.9%	2,833	3.2%
Aerospace and Defense	10,828	1.5%	1,115	1.2%
Chemicals, Plastics, and Rubber	10,236	1.4%	1,273	1.4%
Banking	9,920	1.4%	706	0.8%
Wholesale	9,798	1.4%	1,623	1.8%
Non-Durable Consumer Goods	9,323	1.3%	2,164	2.4%
Metals and Mining	8,995	1.3%	1,341	1.5%
Oil and Gas	8,228	1.1%	333	0.4%
Insurance	7,743	1.1%	401	0.4%
Telecommunications	7,155	1.0%	418	0.5%
Other (b)	9,409	1.3%	2,223	2.5%
Total	$713,844	100.0%	89,304	100.0%
__________

(a)	Includes automotive dealerships.

(b)
Includes ABR from tenants in the following industries: electricity, media: broadcasting and subscription, forest products and paper, and environmental industries. Also includes square footage for vacant properties.

W. P. Carey 9/30/2018 10-Q – 53

Lease Expirations
(in thousands, except percentages and number of leases)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage	Square Footage Percent
Remaining 2018	1	1	$458	0.1%	21	—%
2019	11	9	17,442	2.4%	1,242	1.4%
2020	22	20	23,395	3.3%	2,348	2.6%
2021	74	19	36,546	5.1%	4,774	5.4%
2022	39	27	68,314	9.6%	8,962	10.0%
2023	22	22	44,662	6.3%	6,065	6.8%
2024 (b)	47	28	99,987	14.0%	12,113	13.6%
2025	41	16	30,940	4.3%	3,439	3.9%
2026	19	14	19,165	2.7%	3,159	3.5%
2027	25	18	41,838	5.9%	5,957	6.7%
2028	18	13	24,840	3.5%	2,785	3.1%
2029	21	11	22,516	3.1%	3,025	3.4%
2030	12	10	22,943	3.2%	2,585	2.9%
2031	55	6	35,924	5.0%	2,980	3.3%
Thereafter (>2031)	88	45	224,874	31.5%	28,655	32.1%
Vacant	—	—	—	—%	1,194	1.3%
Total	495		$713,844	100.0%	89,304	100.0%
__________

(a)	Assumes tenants do not exercise any renewal options.

(b)
Includes ABR of $12.4 million from a tenant (The New York Times Company) that in January 2018 exercised its option to repurchase the property that, at September 30, 2018, it was leasing from a jointly owned investment with our affiliate, CPA:17 – Global, in which we had a 45% equity interest and which was consolidated by CPA:17 – Global at that date. Following the completion of the CPA:17 Merger on October 31, 2018 (Note 17), we consolidate this wholly owned investment. There can be no assurance that such repurchase will be completed (Note 7).

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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties, net of receivable reserves as determined by GAAP, and reflects exchange rates as of September 30, 2018. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

W. P. Carey 9/30/2018 10-Q – 54

Results of Operations

We operate in two reportable segments: Real Estate and Investment Management. We evaluate our results of operations with a primary focus on increasing and enhancing the value, quality, and number of properties in our Real Estate segment, as well as assets owned by the Managed Programs, which are managed by us through our Investment Management segment. We focus our efforts on improving underperforming assets through re-leasing efforts, including negotiation of lease renewals, or selectively selling assets in order to increase value in our real estate portfolio.

Real Estate

The following table presents the comparative results of our Real Estate segment (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Revenues
Lease revenues	$167,088	$161,511	$5,577	$492,935	$475,547	$17,388
Reimbursable tenant costs	5,979	5,397	582	17,931	15,940	1,991
Operating property revenues	4,282	8,449	(4,167)	16,365	23,652	(7,287)
Lease termination income and other	1,981	1,227	754	3,603	4,234	(631)
	179,330	176,584	2,746	530,834	519,373	11,461
Operating Expenses
Depreciation and amortization:
Net-leased properties	65,968	61,583	4,385	192,114	182,314	9,800
Operating properties	546	1,067	(521)	2,045	3,202	(1,157)
Corporate depreciation and amortization	323	320	3	972	965	7
	66,837	62,970	3,867	195,131	186,481	8,650
Property expenses:
Reimbursable tenant costs	5,979	5,397	582	17,931	15,940	1,991
Net-leased properties	4,898	4,329	569	14,454	13,337	1,117
Operating property expenses	3,055	6,227	(3,172)	12,306	17,859	(5,553)
	13,932	15,953	(2,021)	44,691	47,136	(2,445)
General and administrative	11,349	11,234	115	34,013	27,311	6,702
Merger and other expenses	1,673	65	1,608	4,328	1,138	3,190
Stock-based compensation expense	1,380	1,880	(500)	7,676	4,733	2,943
Impairment charges	—	—	—	4,790	—	4,790
	95,171	92,102	3,069	290,629	266,799	23,830
Other Income and Expenses
Interest expense	(41,740)	(41,182)	(558)	(121,125)	(125,374)	4,249
Equity in earnings of equity method investments in real estate	4,699	3,740	959	11,586	9,533	2,053
Other gains and (losses)	8,197	(4,918)	13,115	14,940	(6,249)	21,189
	(28,844)	(42,360)	13,516	(94,599)	(122,090)	27,491
Income before income taxes and gain on sale of real estate	55,315	42,122	13,193	145,606	130,484	15,122
(Provision for) benefit from income taxes	(424)	(1,511)	1,087	1,792	(6,696)	8,488
Income before gain on sale of real estate	54,891	40,611	14,280	147,398	123,788	23,610
Gain on sale of real estate, net of tax	343	19,257	(18,914)	18,987	22,732	(3,745)
Net Income from Real Estate	55,234	59,868	(4,634)	166,385	146,520	19,865
Net income attributable to noncontrolling interests	(4,225)	(3,376)	(849)	(10,760)	(8,530)	(2,230)
Net Income from Real Estate Attributable to W. P. Carey	$51,009	$56,492	$(5,483)	$155,625	$137,990	$17,635

W. P. Carey 9/30/2018 10-Q – 55

Property Level Contribution

The following table presents the Property level contribution for our consolidated net-leased and operating properties as well as a reconciliation to Net income from Real Estate attributable to W. P. Carey (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Existing Net-Leased Properties
Lease revenues	$152,835	$153,744	$(909)	$463,810	$451,637	$12,173
Depreciation and amortization	(59,641)	(58,301)	(1,340)	(179,753)	(172,158)	(7,595)
Property expenses	(4,493)	(3,596)	(897)	(13,256)	(11,022)	(2,234)
Property level contribution	88,701	91,847	(3,146)	270,801	268,457	2,344
Recently Acquired Net-Leased Properties
Lease revenues	11,195	105	11,090	15,365	109	15,256
Depreciation and amortization	(5,035)	(47)	(4,988)	(6,630)	(47)	(6,583)
Property expenses	(153)	(3)	(150)	(215)	(3)	(212)
Property level contribution	6,007	55	5,952	8,520	59	8,461
Properties Sold or Held for Sale
Lease revenues	3,058	7,662	(4,604)	13,760	23,801	(10,041)
Operating revenues	—	4,188	(4,188)	4,843	12,414	(7,571)
Depreciation and amortization	(1,292)	(3,877)	2,585	(6,378)	(12,027)	5,649
Property expenses	(282)	(3,864)	3,582	(4,689)	(11,553)	6,864
Property level contribution	1,484	4,109	(2,625)	7,536	12,635	(5,099)
Operating Property
Revenues	4,282	4,261	21	11,522	11,238	284
Depreciation and amortization	(546)	(425)	(121)	(1,398)	(1,284)	(114)
Property expenses	(3,025)	(3,093)	68	(8,600)	(8,618)	18
Property level contribution	711	743	(32)	1,524	1,336	188
Property Level Contribution	96,903	96,754	149	288,381	282,487	5,894
Add: Lease termination income and other	1,981	1,227	754	3,603	4,234	(631)
Less other expenses:
General and administrative	(11,349)	(11,234)	(115)	(34,013)	(27,311)	(6,702)
Merger and other expenses	(1,673)	(65)	(1,608)	(4,328)	(1,138)	(3,190)
Stock-based compensation expense	(1,380)	(1,880)	500	(7,676)	(4,733)	(2,943)
Corporate depreciation and amortization	(323)	(320)	(3)	(972)	(965)	(7)
Impairment charges	—	—	—	(4,790)	—	(4,790)
Other Income and Expenses
Interest expense	(41,740)	(41,182)	(558)	(121,125)	(125,374)	4,249
Equity in earnings of equity method investments in real estate	4,699	3,740	959	11,586	9,533	2,053
Other gains and (losses)	8,197	(4,918)	13,115	14,940	(6,249)	21,189
	(28,844)	(42,360)	13,516	(94,599)	(122,090)	27,491
Income before income taxes and gain on sale of real estate	55,315	42,122	13,193	145,606	130,484	15,122
(Provision for) benefit from income taxes	(424)	(1,511)	1,087	1,792	(6,696)	8,488
Income before gain on sale of real estate	54,891	40,611	14,280	147,398	123,788	23,610
Gain on sale of real estate, net of tax	343	19,257	(18,914)	18,987	22,732	(3,745)
Net Income from Real Estate	55,234	59,868	(4,634)	166,385	146,520	19,865
Net income attributable to noncontrolling interests	(4,225)	(3,376)	(849)	(10,760)	(8,530)	(2,230)
Net Income from Real Estate Attributable to W. P. Carey	$51,009	$56,492	$(5,483)	$155,625	$137,990	$17,635

W. P. Carey 9/30/2018 10-Q – 56

Property level contribution is a non-GAAP measure that we believe to be a useful supplemental measure for management and investors in evaluating and analyzing the financial results of our net-leased and operating properties included in our Real Estate segment over time. Property level contribution presents the lease and operating property revenues, less property expenses and depreciation and amortization. We believe that Property level contribution allows for meaningful comparison between periods of the direct costs of owning and operating our net-leased assets and operating properties. When a property is leased on a net-lease basis, reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on the Property level contribution. While we believe that Property level contribution is a useful supplemental measure, it should not be considered as an alternative to Net income from Real Estate attributable to W. P. Carey as an indication of our operating performance.

Existing Net-Leased Properties

Existing net-leased properties are those that we acquired or placed into service prior to January 1, 2017 and that were not sold or held for sale during the periods presented. For the periods presented, there were 826 existing net-leased properties.

For the three months ended September 30, 2018 as compared to the same period in 2017, lease revenues from existing net-leased properties decreased by $1.9 million as a result of lease restructurings, $1.2 million due to lease expirations, and $0.8 million as a result of the weakening of foreign currencies (primarily the euro) in relation to the U.S. dollar between the periods. These decreases were partially offset by increases of $1.6 million related to scheduled rent increases, $1.0 million due to new leases, and $0.7 million related to completed construction projects on existing properties. Depreciation and amortization expense from existing net-leased properties increased primarily as a result of accelerated amortization of an in-place lease intangible in connection with a lease termination in the third quarter of 2018.

For the nine months ended September 30, 2018 as compared to the same period in 2017, lease revenues from existing net-leased properties increased by $9.4 million as a result of the strengthening of foreign currencies (primarily the euro) in relation to the U.S. dollar between the periods, $4.7 million related to scheduled rent increases, $3.6 million due to new leases, and $2.3 million related to completed construction projects on existing properties. These increases were partially offset by decreases of $3.3 million as a result of lease restructurings and $3.2 million due to lease expirations. Depreciation and amortization expense from existing net-leased properties increased primarily as a result of the strengthening of foreign currencies (primarily the euro) in relation to the U.S. dollar between the periods, as well as accelerated amortization of two in-place lease intangibles in connection with lease terminations in the fourth quarter of 2017 and the third quarter of 2018.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2016. Since January 1, 2017, we acquired ten investments comprised of 61 properties, one of which we acquired during the second quarter of 2017, one of which we acquired during the fourth quarter of 2017, four of which we acquired during the first quarter of 2018, 16 of which we acquired during the second quarter of 2018, and 39 of which we acquired during the third quarter of 2018. We also placed one property into service during the second quarter of 2018 and one property into service during the third quarter of 2018.

Properties Sold or Held for Sale

During the three and nine months ended September 30, 2018, we disposed of three and 33 properties, respectively. At September 30, 2018, we had nine properties classified as held for sale (Note 4). During the year ended December 31, 2017, we disposed of 18 properties and a parcel of vacant land.

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

W. P. Carey 9/30/2018 10-Q – 57

Other Revenues and Expenses

Lease Termination Income and Other

2018 — For the three and nine months ended September 30, 2018, lease termination income and other was $2.0 million and $3.6 million, respectively, primarily comprised of lease termination income from a former tenant received in the third quarter of 2018, as well as income recognized during the first, second, and third quarters of 2018 related to a lease termination that occurred during the fourth quarter of 2017. Lease termination income and other also consists of earnings from our note receivable (Note 5).

2017 — For the three and nine months ended September 30, 2017, lease termination income and other was $1.2 million and $4.2 million, respectively. We received proceeds from a bankruptcy settlement claim with a former tenant during both the second and third quarters of 2017 and recognized income during the first, second, and third quarters of 2017 related to a lease termination that occurred during the first quarter of 2017.

General and Administrative

Beginning with the third quarter of 2017, personnel and rent expenses included within general and administrative expenses that are recorded by our Real Estate segment are allocated based on time incurred by our personnel for the Real Estate and Investment Management segments. In light of our exit from non-traded retail fundraising activities as of June 30, 2017 (Note 1), we believe that this allocation methodology is appropriate.

As discussed in Note 3, certain personnel costs and overhead costs are charged to the CPA REITs based on the trailing 12-month reported revenues of the Managed Programs and us. We allocate certain personnel and overhead costs to the CWI REITs, CESH I, and, prior to our resignation as the advisor to CCIF in the third quarter of 2017, the Managed BDCs based on the time incurred by our personnel. This methodology has been in place during the entire reporting periods covered in this Report.

For the nine months ended September 30, 2018 as compared to the same period in 2017, general and administrative expenses in our Real Estate segment increased by $6.7 million, primarily due to the change in methodology for allocation of expenses between our Real Estate and Investment Management segments discussed above.

Merger and Other Expenses

2018 — For the three and nine months ended September 30, 2018, merger and other expenses were primarily comprised of costs incurred in connection with the CPA:17 Merger (Note 1, Note 3, Note 17).

2017 — For the nine months ended September 30, 2017, merger and other expenses were primarily comprised of an accrual for estimated one-time legal settlement expenses.

Stock-based Compensation Expense

Beginning with the third quarter of 2017, stock-based compensation expense is allocated to our Real Estate and Investment Management segments based on time incurred by our personnel for those segments. In light of our exit from non-traded retail fundraising activities as of June 30, 2017 (Note 1), we believe that this allocation methodology is appropriate.

For the nine months ended September 30, 2018 as compared to the same period in 2017, stock-based compensation expense allocated to our Real Estate segment increased by $2.9 million, primarily due to the change in methodology for allocation of expenses between our Real Estate and Investment Management segments discussed above and the modification of RSUs and PSUs in connection with the retirement of our former chief executive officer in February 2018 (Note 13).

Impairment Charges

Our impairment charges are more fully described in Note 8.

During the nine months ended September 30, 2018, we recognized impairment charges totaling $4.8 million on two properties in order to reduce the carrying values of the properties to their estimated fair values. We recognized an impairment charge of $3.8 million on one of those properties due to a tenant bankruptcy and likely vacancy. We recognized an impairment charge of $1.0 million on the other property due to a lease expiration and resulting vacancy.

W. P. Carey 9/30/2018 10-Q – 58

Interest Expense

For the three months ended September 30, 2018 as compared to the same period in 2017, interest expense increased by $0.6 million, primarily due to an overall increase in our average outstanding debt balance. Our average outstanding debt balance was $4.7 billion and $4.3 billion for the three months ended September 30, 2018 and 2017, respectively, and increased primarily due to the issuance of the €500.0 million of 2.125% Senior Notes due 2027 on March 6, 2018 (Note 10), as well as a higher average outstanding balance on our Unsecured Revolving Credit Facility.

For the nine months ended September 30, 2018 as compared to the same period in 2017, interest expense decreased by $4.2 million, primarily due to an overall decrease in our weighted-average interest rate. Our weighted-average interest rate was 3.4% and 3.6% during the nine months ended September 30, 2018 and 2017, respectively. The weighted-average interest rate of our debt decreased primarily as a result of paying off certain non-recourse mortgage loans since January 1, 2017 with unsecured borrowings, which bear interest at a lower rate than our mortgage loans, including the €500.0 million of 2.125% Senior Notes due 2027 that were issued on March 6, 2018 (Note 10).

Equity in Earnings of Equity Method Investments in Real Estate

For the three and nine months ended September 30, 2018 as compared to the same periods in 2017, equity in earnings of equity method investments in real estate increased by $1.0 million and $2.1 million, respectively, primarily due to our proportionate share of approximately $1.5 million of a gain on sale of real estate recognized by a jointly owned investment in August 2018 (Note 7) and, for the nine months ended September 30, 2018 as compared to the same period in 2017, our proportionate share of approximately $1.5 million of an impairment charge recognized by the same jointly owned investment during the first quarter of 2017.

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

2018 — For the three months ended September 30, 2018, net other gains were $8.2 million. During the period, we recognized net realized and unrealized gains of $4.9 million on foreign currency transactions as a result of changes in foreign currency exchange rates and realized gains of $2.6 million related to foreign currency forward contracts and foreign currency collars.

For the nine months ended September 30, 2018, net other gains were $14.9 million. During the period, we recognized net realized and unrealized gains of $9.9 million on foreign currency transactions as a result of changes in foreign currency exchange rates and realized gains of $6.4 million related to foreign currency forward contracts and foreign currency collars. These gains were partially offset by a non-cash net loss on extinguishment of debt totaling $1.6 million primarily related to the repayment of our Unsecured Term Loans (Note 10).

2017 — For the three months ended September 30, 2017, net other losses were $4.9 million. During the period, we recognized net realized and unrealized losses of $7.0 million on foreign currency transactions as a result of changes in foreign currency exchange rates and a non-cash net loss on extinguishment of debt totaling $1.6 million primarily related to the repayment of a non-recourse mortgage loan encumbering a domestic property that was sold in July 2017. These losses were partially offset by realized gains of $2.3 million related to foreign currency forward contracts and foreign currency collars and interest income of $0.5 million primarily related to our loans to affiliates (Note 3).

W. P. Carey 9/30/2018 10-Q – 59

For the nine months ended September 30, 2017, net other losses were $6.2 million. During the period, we recognized net realized and unrealized losses of $16.4 million on foreign currency transactions as a result of changes in foreign currency exchange rates and unrealized losses of $1.1 million primarily on foreign currency collars prior to their maturities on various dates during the period, as well as on common stock warrants that we own in connection with certain investments. These losses were partially offset by realized gains of $8.6 million related to foreign currency forward contracts and foreign currency collars and interest income of $1.5 million primarily related to our loans to affiliates (Note 3).

(Provision for) Benefit from Income Taxes

For the three months ended September 30, 2018, as compared to the same period in 2017, provision for income taxes within our Real Estate segment decreased by $1.1 million, primarily due to an increase of $1.0 million in deferred tax benefits associated with net operating losses expected to be realized in future periods on certain foreign properties.

For the nine months ended September 30, 2018, we recognized a benefit from income taxes of $1.8 million, compared to a provision for income taxes of $6.7 million recorded during the same period in 2017, within our Real Estate segment. During the nine months ended September 30, 2018, we recognized a deferred tax benefit of approximately $6.2 million as a result of the release of a deferred tax liability that was no longer required due to a change in tax classification relating to a property holding company.

Gain on Sale of Real Estate, Net of Tax

Gain on sale of real estate, net of tax consists of gain on the sale of properties, net of tax that were disposed of during the nine months ended September 30, 2018 and 2017. Our dispositions are more fully described in Note 15.

2018 — During the three and nine months ended September 30, 2018, we sold three and ten properties, respectively, for total proceeds of $17.4 million and $95.1 million, respectively, net of selling costs, and recognized a net gain on these sales totaling $0.3 million and $12.7 million, respectively. In addition, in June 2018, we completed a nonmonetary transaction, in which we disposed of 23 properties in exchange for the acquisition of one property leased to the same tenant. This swap was recorded based on the fair value of the property acquired of $85.5 million, which resulted in a net gain of $6.3 million.

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

W. P. Carey 9/30/2018 10-Q – 60

Investment Management

We earn revenue as the advisor to the Managed Programs. For the periods presented, we acted as advisor to the following Managed Programs: CPA:17 – Global, CPA:18 – Global, CWI 1, CWI 2, CCIF (through September 10, 2017), and CESH I. Upon completion of the CPA:17 Merger on October 31, 2018 (Note 17), the advisory agreements with CPA:17 – Global were terminated, and we ceased earning revenue from CPA:17 – Global. In June 2017, our Board approved a plan to exit non-traded retail fundraising activities carried out by our wholly-owned broker-dealer subsidiary, Carey Financial, as of June 30, 2017. In August 2017, we resigned as the advisor to CCIF and our advisory agreement with CCIF was terminated, effective as of September 11, 2017. CCIF was included in the Managed Programs prior to our resignation as its advisor. We currently expect to continue to manage all existing Managed Programs and earn various fees (as described below) through the end of their respective life cycles, such as the CPA:17 Merger (Note 1, Note 3, Note 17).

The following tables present other operating data that management finds useful in evaluating results of operations (dollars in millions):

	September 30, 2018	December 31, 2017
Total properties — Managed Programs	633	628
Assets under management — Managed Programs (a)	$13,373.7	$13,125.1

	Nine Months Ended September 30,
	2018	2017
Financings structured — Managed Programs	$291.0	$644.8
Investments structured — Managed Programs (b)	301.2	617.0
Funds raised — CWI 2 offering (c)	—	228.5
Funds raised — CCIF offering (d)	—	70.2
Funds raised — CESH I offering (e)	—	25.2
__________

(a)
Represents the estimated fair value of the real estate assets owned by the Managed REITs, which was calculated by us as the advisor to the Managed REITs based in part upon third-party appraisals, plus cash and cash equivalents, less distributions payable. Amounts include the estimated fair value of the real estate assets, plus cash, owned by CESH I.

(b)	Includes acquisition-related costs.

(c)
Reflects funds raised from CWI 2’s initial public offering, which commenced in February 2015 and closed on July 31, 2017, but excludes distributions to CWI 2’s shareholders that were reinvested in CWI 2’s common stock through its distribution reinvestment plan.

(d)
Amount represents funding from the CCIF Feeder Funds to CCIF. We began to raise funds on behalf of the CCIF Feeder Funds in the fourth quarter of 2015. One of the CCIF Feeder Funds, CCIF 2016 T, closed its offering on April 28, 2017. In August 2017, we resigned as the advisor to CCIF and our advisory agreement with CCIF was terminated, effective as of September 11, 2017.

(e)	Reflects funds raised from CESH I’s private placement, which commenced in July 2016 and closed on July 31, 2017.

W. P. Carey 9/30/2018 10-Q – 61

Below is a summary of comparative results of our Investment Management segment (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Revenues
Asset management revenue	$17,349	$17,938	$(589)	$51,602	$53,271	$(1,669)
Structuring revenue	6,553	9,817	(3,264)	12,718	27,981	(15,263)
Reimbursable costs from affiliates	6,042	6,211	(169)	16,883	45,390	(28,507)
Other advisory revenue	110	99	11	300	896	(596)
Dealer manager fees	—	105	(105)	—	4,430	(4,430)
	30,054	34,170	(4,116)	81,503	131,968	(50,465)
Operating Expenses
Reimbursable costs from affiliates	6,042	6,211	(169)	16,883	45,390	(28,507)
General and administrative	4,514	6,002	(1,488)	16,875	25,878	(9,003)
Subadvisor fees	3,127	5,206	(2,079)	7,014	11,598	(4,584)
Stock-based compensation expense	1,095	2,755	(1,660)	6,716	9,916	(3,200)
Depreciation and amortization	988	1,070	(82)	2,988	2,838	150
Restructuring and other compensation	—	1,356	(1,356)	—	9,074	(9,074)
Dealer manager fees and expenses	—	462	(462)	—	6,544	(6,544)
	15,766	23,062	(7,296)	50,476	111,238	(60,762)
Other Income and Expenses
Equity in earnings of equity method investments in the Managed Programs	13,664	12,578	1,086	34,660	38,287	(3,627)
Other gains and (losses)	678	349	329	1,758	1,280	478
	14,342	12,927	1,415	36,418	39,567	(3,149)
Income before income taxes	28,630	24,035	4,595	67,445	60,297	7,148
(Provision for) benefit from income taxes	(2,291)	(249)	(2,042)	(4,767)	3,793	(8,560)
Net Income from Investment Management Attributable to W. P. Carey	$26,339	$23,786	$2,553	$62,678	$64,090	$(1,412)

Asset Management Revenue

We earn asset management revenue from (i) the CPA REITs based on the value of their real estate-related assets under management, (ii) the CWI REITs based on the value of their lodging-related assets under management, and (iii) CESH I based on its gross assets under management at fair value. We also earned asset management revenue from CCIF, prior to our resignation as its advisor in the third quarter of 2017, based on the average of its gross assets under management at fair value, which was payable in cash. Asset management revenue may increase or decrease depending upon changes in the Managed Programs’ asset bases as a result of purchases, sales, or changes in the appraised value of the real estate-related and lodging-related assets in their investment portfolios. For 2018, (i) we received asset management fees from CPA:17 – Global in shares of its common stock through May 31, 2018; effective as of June 1, 2018, we received asset management fees from CPA:17 – Global in cash in light of the CPA:17 Merger, which closed on October 31, 2018 (Note 1, Note 3, Note 17), (ii) we receive asset management fees from CPA:18 – Global and the CWI REITs in shares of their common stock, and (iii) we receive asset management fees from CESH I in cash. As a result of the CPA:17 Merger (Note 17), we will no longer receive asset management revenue from CPA:17 – Global, and as a result, asset management revenue is expected to decline in future periods.

W. P. Carey 9/30/2018 10-Q – 62

For the three and nine months ended September 30, 2018 as compared to the same periods in 2017, asset management revenue decreased by $0.6 million and $1.7 million, respectively, primarily due to decreases of $1.6 million and $5.2 million, respectively, in asset management revenue from CCIF as a result of our resignation as its advisor in the third quarter of 2017 (Note 1). These decreases were partially offset by the impact of the growth in assets under management due to investment volume since January 1, 2017 for the ongoing Managed Programs, as a result of which asset management revenue increased by $0.4 million and $1.6 million, respectively, from CWI 2, $0.2 million and $0.8 million, respectively, from CPA:18 – Global, $0.2 million and $0.8 million, respectively, from CESH I, and $0.2 million and $0.5 million, respectively, from CPA:17 – Global.

Structuring Revenue

We earn structuring revenue when we structure investments and debt placement transactions for the Managed Programs. Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation, and is expected to continue to decline on an annual basis in future periods because the Managed Programs are substantially invested and we have exited non-traded retail fundraising activities, as well as a result of the CPA:17 Merger. Investment activity for the Managed Programs generally will be limited to capital recycling.

For the three months ended September 30, 2018 as compared to the same period in 2017, structuring revenue decreased by $3.3 million. Structuring revenue from CWI 2, CWI 1, and CESH I decreased by $6.2 million, $4.1 million, and $1.1 million, respectively, partially offset by increases of $4.9 million and $0.7 million in structuring revenue recognized during the current year period from CPA:18 – Global and CPA:17 – Global, respectively. Structuring revenue for the three months ended September 30, 2017 also includes a $2.6 million adjustment related to a development deal for one of the Managed Programs, in accordance with ASC 605, Revenue Recognition.

For the nine months ended September 30, 2018 as compared to the same period in 2017, structuring revenue decreased by $15.3 million. Structuring revenue from CWI 2, CPA:17 – Global, CESH I, and CWI 1 decreased by $10.6 million, $5.7 million, $5.6 million, and $3.8 million, respectively, partially offset by a $7.9 million increase in structuring revenue recognized during the current year period from CPA:18 – Global. Structuring revenue for the nine months ended September 30, 2017 also includes the $2.6 million adjustment related to a development deal for one of the Managed Programs, in accordance with ASC 605, Revenue Recognition.

Reimbursable Costs from Affiliates

Reimbursable costs from affiliates represent costs incurred by us on behalf of the Managed Programs. During their respective offering periods, these costs consisted primarily of broker-dealer commissions, distribution and shareholder servicing fees, and marketing and personnel costs, which were reimbursed by the Managed Programs and were reflected as a component of both revenues and expenses. As a result of our exit from non-traded retail fundraising activities on June 30, 2017, we no longer incur offering-related expenses (including broker-dealer commissions, distribution and shareholder servicing fees, and marketing costs) on behalf of the Managed Programs. Following the CPA:17 Merger (Note 17), we will no longer receive reimbursement of certain personnel costs and overhead costs from CPA:17 – Global, which totaled $5.6 million for the nine months ended September 30, 2018.

For the three and nine months ended September 30, 2018 as compared to the same periods in 2017, reimbursable costs from affiliates decreased by $0.2 million and $28.5 million, respectively, primarily due to the impact of our exit from non-traded retail fundraising activities on June 30, 2017.

W. P. Carey 9/30/2018 10-Q – 63

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

General and Administrative

Beginning with the third quarter of 2017, personnel and rent expenses included within general and administrative expenses that are recorded by our Investment Management segment are allocated based on time incurred by our personnel for the Real Estate and Investment Management segments. In light of our exit from non-traded retail fundraising activities as of June 30, 2017 (Note 1), we believe that this allocation methodology is appropriate.

As discussed in Note 3, certain personnel costs and overhead costs are charged to the CPA REITs based on the trailing 12-month reported revenues of the Managed Programs and us. We allocate certain personnel and overhead costs to the CWI REITs, CESH I, and, prior to our resignation as the advisor to CCIF in the third quarter of 2017, the Managed BDCs based on the time incurred by our personnel. This methodology has been in place during the entire reporting periods covered in this Report.

For the three and nine months ended September 30, 2018 as compared to the same periods in 2017, general and administrative expenses in our Investment Management segment, which excludes restructuring and other compensation expenses as described below, decreased by $1.5 million and $9.0 million, respectively, primarily due to the change in methodology for allocation of expenses between our Real Estate and Investment Management segments discussed above, as well as an overall decline in compensation expenses and organization expenses as a result of a reduction in headcount, including the impact of our exit from active non-traded retail fundraising activities as of June 30, 2017 (Note 1).

Subadvisor Fees

Pursuant to the terms of the subadvisory agreements we have with the third-party subadvisors in connection with both CWI 1 and CWI 2, we pay a subadvisory fee equal to 20% of the amount of fees paid to us by CWI 1 and 25% of the amount of fees paid to us by CWI 2, including but not limited to: acquisition fees, asset management fees, loan refinancing fees, property management fees, and subordinated disposition fees, each as defined in the advisory agreements we have with each of CWI 1 and CWI 2. We also pay to each subadvisor 20% and 25% of the net proceeds resulting from any sale, financing, or recapitalization or sale of securities of CWI 1 and CWI 2, respectively, by us, the advisor. In addition, in connection with the multi-family properties acquired on behalf of CPA:18 – Global, we entered into agreements with third-party advisors for the day-to-day management of the properties, for which we pay 100% of asset management fees paid to us by CPA:18 – Global, as well as disposition fees. In September 2018, CPA:18 – Global sold four of its six multi-family properties, so subadvisor fees related to CPA:18 – Global are expected to decline in future periods. Pursuant to the terms of the subadvisory agreement we had with the third-party subadvisor in connection with CCIF (prior to our resignation as its advisor in the third quarter of 2017), we paid a subadvisory fee equal to 50% of the asset management fees and organization and offering costs paid to us by CCIF.

For the three and nine months ended September 30, 2018 as compared to the same periods in 2017, subadvisor fees decreased by $2.1 million and $4.6 million, respectively, primarily due to decreases of $1.6 million and $2.3 million, respectively, as a result of lower fees earned from CWI 2 due to lower investment and debt placement volume and decreases of $0.8 million and $2.6 million, respectively, because we no longer paid a subadvisory fee in connection with CCIF after our resignation as its advisor in the third quarter of 2017 (Note 1).

W. P. Carey 9/30/2018 10-Q – 64

Stock-based Compensation Expense

Beginning with the third quarter of 2017, stock-based compensation expense is allocated to our Real Estate and Investment Management segments based on time incurred by our personnel for those segments. In light of our exit from non-traded retail fundraising activities as of June 30, 2017 (Note 1), we believe that this allocation methodology is appropriate.

For the three and nine months ended September 30, 2018 as compared to the same periods in 2017, stock-based compensation expense allocated to our Investment Management segment decreased by $1.7 million and $3.2 million, respectively, primarily reflecting the impact of our exit from active non-traded retail fundraising activities as of June 30, 2017 (Note 1), as well as the change in methodology for allocation of expenses between our Real Estate and Investment Management segments discussed above.

Restructuring and Other Compensation

For the three and nine months ended September 30, 2017, we recorded total restructuring expenses of $1.4 million and $9.1 million, respectively, related to our decision to exit non-traded retail fundraising activities as of June 30, 2017. These expenses, all of which were allocated to the Investment Management segment, consisted primarily of severance costs (Note 1, Note 12).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Equity in earnings of equity method investments in the Managed Programs:
Equity in earnings of equity method investments in the Managed Programs (a)	$529	$531	$2,247	$3,719
Distributions of Available Cash: (b)
CPA:17 – Global (c)	7,256	5,459	18,611	19,240
CPA:18 – Global	1,710	2,196	6,445	6,057
CWI 1	2,478	2,498	3,450	5,743
CWI 2	1,691	1,894	3,907	3,528
Equity in earnings of equity method investments in the Managed Programs	$13,664	$12,578	$34,660	$38,287
__________

(a)
Decreases for the three and nine months ended September 30, 2018 as compared to the same periods in 2017 were primarily due to decreases of $1.5 million and $1.9 million, respectively, from our investment in shares of common stock of CPA:17 – Global, which recognized significant impairment charges during the current year periods, partially offset by increases of $1.5 million and $1.6 million, respectively, from our investment in shares of common stock of CPA:18 – Global, which recognized significant gains on sale of real estate during the current year periods. In addition, we recognized equity in earnings of our equity method investment in CCIF of $0.7 million during the nine months ended September 30, 2017.

(b)
We are entitled to receive distributions of up to 10% of the Available Cash from the operating partnerships of each of the Managed REITs, as defined in their respective operating partnership agreements (Note 3). Distributions of Available Cash received and earned from the Managed REITs fluctuate based on the timing of certain events, including acquisitions, dispositions, and weather-related disruption during 2017 (resulting in property damages and loss of revenue).

(c)	As a result of the completion of the CPA:17 Merger on October 31, 2018 (Note 17), we will no longer receive distributions of Available Cash from CPA:17 – Global.

W. P. Carey 9/30/2018 10-Q – 65

(Provision for) Benefit from Income Taxes

For the three and nine months ended September 30, 2018, we recognized a provision for income taxes of $2.3 million and $4.8 million, respectively, compared to a provision for income taxes of $0.2 million and a benefit from income taxes of $3.8 million, respectively, for the same periods in 2017, within our Investment Management segment, primarily due to higher restructuring and general and administrative expenses incurred in both prior year periods, offset by lower structuring revenue recognized during the current year periods.

Liquidity and Capital Resources

Sources and Uses of Cash During the Period

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund dividends to stockholders. Our cash flows fluctuate periodically due to a number of factors, which may include, among other things: the timing of our equity and debt offerings; the timing of purchases and sales of real estate; the timing of the repayment of mortgage loans and receipt of lease revenues; the timing and amount of other lease-related payments; the receipt of the annual installment of deferred acquisition revenue and interest thereon from the CPA REITs; the receipt of the asset management fees in either shares of the common stock or limited partnership units of the Managed Programs or cash; the timing and characterization of distributions from equity investments in the Managed Programs and real estate; the receipt of distributions of Available Cash from the Managed REITs; the timing of settlement of foreign currency transactions; and changes in foreign currency exchange rates. We will no longer receive certain fees and distributions from CPA:17 – Global following the completion of the CPA:17 Merger on October 31, 2018 (Note 17). Despite these fluctuations, we believe that we will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, unused capacity under our Unsecured Revolving Credit Facility, proceeds from dispositions of properties, net contributions from noncontrolling interests, and the issuance of additional debt or equity securities, such as sales of our stock through our ATM program, in order to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities — Net cash provided by operating activities decreased by $16.2 million during the nine months ended September 30, 2018 as compared to the same period in 2017, primarily due to a decrease in structuring revenue received from the Managed Programs as a result of their lower investment volume during the current year period and a decrease in cash flow as a result of property dispositions during 2017 and 2018. These decreases were partially offset by a decrease in interest expense, as well as an increase in cash flow generated from properties acquired during 2017 and 2018.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property-related costs.

During the nine months ended September 30, 2018, we used $530.1 million to acquire seven investments (Note 4). We sold ten properties for net proceeds totaling $95.1 million (Note 15). We also used $64.0 million to fund construction projects and other capital expenditures on certain properties within our real estate portfolio. We used $10.0 million to fund short-term loans to the Managed Programs, while $37.0 million of such loans were repaid during the period (Note 3). We also received $12.1 million in distributions from equity method investments in the Managed Programs and real estate in excess of cumulative equity income.

Financing Activities — During the nine months ended September 30, 2018, gross borrowings under our Senior Unsecured Credit Facility were $982.5 million and repayments were $904.9 million (Note 10). We received the equivalent of $616.4 million in net proceeds from the issuance of €500.0 million of 2.125% Senior Notes due 2027 in March 2018, which we used to repay in full the outstanding balance on our Unsecured Term Loans (which were denominated in euros), prepay certain non-recourse mortgage loans (which were denominated in euros), and pay down the outstanding balance of amounts borrowed in euros under our Unsecured Revolving Credit Facility at that time (Note 10). In connection with the issuances of these notes (Note 10), we incurred financing costs totaling $4.3 million. We also made prepaid and scheduled non-recourse mortgage loan principal payments of $164.9 million and $59.0 million, respectively. Additionally, we paid dividends to stockholders totaling $329.6 million related to the fourth quarter of 2017, the first quarter of 2018, and the second quarter of 2018; and also paid distributions of $15.2 million to affiliates that hold noncontrolling interests in various entities with us.

W. P. Carey 9/30/2018 10-Q – 66

Summary of Financing

The table below summarizes our Senior Unsecured Notes, our non-recourse mortgages, and our Senior Unsecured Credit Facility (dollars in thousands):

	September 30, 2018	December 31, 2017
Carrying Value
Fixed rate:
Senior Unsecured Notes (a)	$3,007,453	$2,474,661
Non-recourse mortgages (a)	838,889	916,768
	3,846,342	3,391,429
Variable rate:
Unsecured Revolving Credit Facility	696,380	216,775
Unsecured Term Loans (a)	—	388,354
Non-recourse mortgages (a):
Amount subject to interest rate swaps and cap	121,062	149,563
Floating interest rate mortgage loans	—	119,146
	817,442	873,838
	$4,663,784	$4,265,267

Percent of Total Debt
Fixed rate	82%	80%
Variable rate	18%	20%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	3.6%	3.9%
Variable rate (b)	2.2%	1.8%

__________

(a)
Aggregate debt balance includes unamortized deferred financing costs totaling $17.6 million and $15.9 million as of September 30, 2018 and December 31, 2017, respectively, and unamortized discount totaling $14.1 million and $12.8 million as of September 30, 2018 and December 31, 2017, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At September 30, 2018, our cash resources consisted of the following:

•
cash and cash equivalents totaling $176.6 million. Of this amount, $93.4 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

•	our Unsecured Revolving Credit Facility, with unused capacity of $803.6 million; and

•
unleveraged properties that had an aggregate asset carrying value of $5.1 billion at September 30, 2018, although there can be no assurance that we would be able to obtain financing for these properties.

W. P. Carey 9/30/2018 10-Q – 67

We have also accessed the capital markets through additional debt and equity offerings, such as the €500.0 million of 2.125% Senior Notes due 2027 that we issued in March 2018 (Note 10), the €500.0 million of 2.250% Senior Notes due 2026 that we issued in October 2018 (Note 17), and the shares of common stock issued previously under our ATM programs. During both the three and nine months ended September 30, 2018, we did not issue any shares of our common stock under our ATM program. During the three and nine months ended September 30, 2017, we issued 15,500 and 345,253 shares, respectively, of our common stock under our ATM program at a weighted-average price of $67.05 and $67.78 per share, respectively, for net proceeds of $0.9 million and $22.8 million, respectively. As of September 30, 2018, $376.6 million remained available for issuance under our ATM program (Note 13).

Senior Unsecured Credit Facility

Our Senior Unsecured Credit Facility is more fully described in Note 10. A summary of our Senior Unsecured Credit Facility is provided below (in thousands):

	September 30, 2018		December 31, 2017
	Outstanding Balance	Maximum Available	Outstanding Balance	Maximum Available
Unsecured Revolving Credit Facility	$696,380	$1,500,000	$216,775	$1,500,000
Unsecured Term Loans, net (a) (b)	—	—	389,773	389,773
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

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments, funding capital commitments such as construction and redevelopment projects, paying dividends to our stockholders, for which amounts paid will be substantially higher following the issuance of 53,849,087 shares of our common stock in the CPA:17 Merger (Note 17), paying distributions to our affiliates that hold noncontrolling interests in entities we control, making scheduled interest payments on the Senior Unsecured Notes and the 2.250% Senior Notes due 2026 we issued in October 2018 (Note 17), scheduled principal payments (including balloon payments) on our mortgage loan obligations, which will be substantially higher following the assumption of non-recourse mortgage loans with an aggregate principal outstanding of approximately $1.8 billion in the CPA:17 Merger (Note 17), prepayments of certain of our mortgage loan obligations, and costs related to the CPA:17 Merger, as well as other normal recurring operating expenses.

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

W. P. Carey 9/30/2018 10-Q – 68

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at September 30, 2018 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Unsecured Notes — principal (a) (b)	$3,036,400	$—	$—	$578,800	$2,457,600
Non-recourse mortgages — principal (a)	962,745	83,314	405,451	357,837	116,143
Unsecured Revolving Credit Facility — principal (a) (c)	696,380	—	696,380	—	—
Interest on borrowings (d)	788,168	154,318	277,679	210,072	146,099
Operating and other lease commitments (e) (f)	235,141	12,209	20,130	11,718	191,084
Capital commitments and tenant expansion allowances (g)	156,676	112,077	41,086	—	3,513
	$5,875,510	$361,918	$1,440,726	$1,158,427	$2,914,439

__________

(a)
Excludes unamortized deferred financing costs totaling $17.6 million, the unamortized discount on the Senior Unsecured Notes of $12.2 million in aggregate, and the aggregate unamortized fair market value adjustment of $1.9 million, primarily resulting from the assumption of property-level debt in connection with business combinations completed in prior years.

(b)	Our Senior Unsecured Notes are scheduled to mature from 2023 through 2027 (Note 10).

(c)	Our Unsecured Revolving Credit Facility is scheduled to mature on February 22, 2021 unless otherwise extended pursuant to its terms.

(d)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at September 30, 2018.

(e)
Operating and other lease commitments consist primarily of rental obligations under ground leases and the future minimum rents payable on the leases for our principal offices. Total amount includes $138.8 million of ground lease obligations for which we will be reimbursed by tenants.

(f)
Includes a total of $1.6 million in office rent related to our lease of certain office space in New York, for which we entered into a sublease agreement with a third party during the fourth quarter of 2017. The sublessee will reimburse us in full for rent through the end of the lease term in the first quarter of 2021.

(g)
Capital commitments include (i) $119.7 million related to build-to-suit projects and redevelopments, including $48.0 million related to projects for which the tenant has not exercised the associated construction option, and (ii) $37.0 million related to unfunded tenant improvements, including certain discretionary commitments.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at September 30, 2018, which consisted primarily of the euro. At September 30, 2018, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

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

W. P. Carey 9/30/2018 10-Q – 69

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

W. P. Carey 9/30/2018 10-Q – 70

Consolidated FFO and AFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to W. P. Carey	$77,348	$80,278	$218,303	$202,080
Adjustments:
Depreciation and amortization of real property	66,493	62,621	194,146	185,439
Gain on sale of real estate, net	(343)	(19,257)	(18,987)	(22,732)
Impairment charges	—	—	4,790	—
Proportionate share of adjustments for noncontrolling interests	(2,693)	(2,692)	(8,204)	(7,795)
Proportionate share of adjustments to equity in net income of partially owned entities	(651)	866	1,503	4,416
Total adjustments	62,806	41,538	173,248	159,328
FFO (as defined by NAREIT) attributable to W. P. Carey	140,154	121,816	391,551	361,408
Adjustments:
Above- and below-market rent intangible lease amortization, net	13,224	12,459	37,329	37,273
Other amortization and non-cash items (a)	(4,829)	6,208	(7,120)	14,995
Tax expense (benefit) — deferred	3,918	(1,234)	(5,209)	(8,167)
Straight-line and other rent adjustments	(3,431)	(3,212)	(8,364)	(9,677)
Stock-based compensation	2,475	4,635	14,392	14,649
Amortization of deferred financing costs	1,901	2,184	3,612	6,126
Merger and other expenses (b)	1,673	65	4,328	1,138
Realized losses (gains) on foreign currency	191	(449)	(697)	(424)
(Gain) loss on extinguishment of debt	(43)	1,566	1,566	35
Restructuring and other compensation (c)	—	1,356	—	9,074
Proportionate share of adjustments to equity in net income of partially owned entities	3,860	3,064	9,247	5,592
Proportionate share of adjustments for noncontrolling interests	664	(216)	91	(1,105)
Total adjustments	19,603	26,426	49,175	69,509
AFFO attributable to W. P. Carey	$159,757	$148,242	$440,726	$430,917

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey	$140,154	$121,816	$391,551	$361,408
AFFO attributable to W. P. Carey	$159,757	$148,242	$440,726	$430,917

W. P. Carey 9/30/2018 10-Q – 71

FFO and AFFO from Real Estate were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income from Real Estate attributable to W. P. Carey	$51,009	$56,492	$155,625	$137,990
Adjustments:
Depreciation and amortization of real property	66,493	62,621	194,146	185,439
Gain on sale of real estate, net	(343)	(19,257)	(18,987)	(22,732)
Impairment charges	—	—	4,790	—
Proportionate share of adjustments for noncontrolling interests	(2,693)	(2,692)	(8,204)	(7,795)
Proportionate share of adjustments to equity in net income of partially owned entities	(651)	866	1,503	4,416
Total adjustments	62,806	41,538	173,248	159,328
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	113,815	98,030	328,873	297,318
Adjustments:
Above- and below-market rent intangible lease amortization, net	13,224	12,459	37,329	37,273
Other amortization and non-cash items (a)	(5,174)	6,808	(7,524)	15,855
Tax benefit — deferred	(3,556)	(2,694)	(14,841)	(5,121)
Straight-line and other rent adjustments	(3,431)	(3,212)	(8,364)	(9,677)
Amortization of deferred financing costs	1,901	2,184	3,612	6,126
Merger and other expenses (b)	1,673	65	4,328	1,138
Stock-based compensation	1,380	1,880	7,676	4,733
Realized losses (gains) on foreign currency	197	(454)	(728)	(441)
(Gain) loss on extinguishment of debt	(43)	1,566	1,566	35
Proportionate share of adjustments to equity in net income of partially owned entities	519	(79)	547	(605)
Proportionate share of adjustments for noncontrolling interests	664	(216)	91	(1,105)
Total adjustments	7,354	18,307	23,692	48,211
AFFO attributable to W. P. Carey — Real Estate	$121,169	$116,337	$352,565	$345,529

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	$113,815	$98,030	$328,873	$297,318
AFFO attributable to W. P. Carey — Real Estate	$121,169	$116,337	$352,565	$345,529

W. P. Carey 9/30/2018 10-Q – 72

FFO and AFFO from Investment Management were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income from Investment Management attributable to W. P. Carey	$26,339	$23,786	$62,678	$64,090
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	26,339	23,786	62,678	64,090
Adjustments:
Tax expense (benefit) — deferred	7,474	1,460	9,632	(3,046)
Stock-based compensation	1,095	2,755	6,716	9,916
Other amortization and non-cash items (a)	345	(600)	404	(860)
Realized (gains) losses on foreign currency	(6)	5	31	17
Restructuring and other compensation (c)	—	1,356	—	9,074
Proportionate share of adjustments to equity in net income of partially owned entities	3,341	3,143	8,700	6,197
Total adjustments	12,249	8,119	25,483	21,298
AFFO attributable to W. P. Carey — Investment Management	$38,588	$31,905	$88,161	$85,388

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	$26,339	$23,786	$62,678	$64,090
AFFO attributable to W. P. Carey — Investment Management	$38,588	$31,905	$88,161	$85,388
__________

(a)	Primarily represents unrealized gains and losses from foreign exchange movements and derivatives.

(b)
Amounts for the three and nine months ended September 30, 2018 are primarily comprised of costs incurred in connection with the CPA:17 Merger (Note 1, Note 3, Note 17). Amount for the nine months ended September 30, 2017 is primarily comprised of an accrual for estimated one-time legal settlement expenses.

(c)
Amounts for the three and nine months ended September 30, 2017 represent restructuring expenses resulting from our exit from non-traded retail fundraising activities, which we announced in June 2017 (Note 12).

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

W. P. Carey 9/30/2018 10-Q – 73

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

At September 30, 2018, a significant portion (approximately 85.1%) of our long-term debt either bore interest at fixed rates or was swapped or capped to a fixed rate. Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash outflows for the remainder of 2018, each of the next four calendar years following December 31, 2018, and thereafter, based upon expected maturity dates of our debt obligations outstanding at September 30, 2018 (in thousands):

	2018 (Remainder)	2019	2020	2021	2022	Thereafter	Total	Fair value
Fixed-rate debt (a) (b)	$31,918	$81,240	$177,621	$116,769	$219,027	$3,250,924	$3,877,499	$3,891,532
Variable-rate debt (a)	$967	$10,520	$43,040	$738,820	$21,669	$3,010	$818,026	$817,300
__________

(a)	Amounts are based on the exchange rate at September 30, 2018, as applicable.

(b)	Amounts after 2022 are primarily comprised of principal payments for our Senior Unsecured Notes (Note 10).

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to interest rate caps, is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at September 30, 2018 would increase or decrease by $4.5 million for our euro-denominated debt and by $2.5 million for our U.S. dollar-denominated debt for each respective 1% change in annual interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Australia, and Canada, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, the Danish krone, the Australian dollar, and the Canadian dollar, which may affect future costs and cash flows. We historically obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also issued the euro-denominated 2.0% Senior Notes due 2023, 2.25% Senior Notes due 2024, 2.125% Senior Notes due 2027, and 2.250% Senior Notes due 2026 (Note 17) and have borrowed under our Unsecured Revolving Credit Facility and Unsecured Term Loans in foreign currencies, including the euro and the British pound sterling (Note 10), and we may borrow in other currencies in the future. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

As part of our investment strategy, we make intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short-term loans, are included in the determination of net

W. P. Carey 9/30/2018 10-Q – 74

income. For the nine months ended September 30, 2018, we recognized net foreign currency transaction gains (included in Other gains and (losses) in the consolidated financial statements) of $9.7 million, primarily due to the strengthening of the U.S. dollar relative to the euro during the period. The end-of-period rate for the U.S. dollar in relation to the euro at September 30, 2018 decreased by 3.5% to $1.1576 from $1.1993 at December 31, 2017.

We enter into foreign currency forward contracts and collars to hedge certain of our foreign currency cash flow exposures. See Note 9 for additional information on our foreign currency forward contracts and collars.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of September 30, 2018 for the remainder of 2018, each of the next four calendar years following December 31, 2018, and thereafter are as follows (in thousands):

Lease Revenues (a)	2018 (Remainder)	2019	2020	2021	2022	Thereafter	Total
Euro (b)	$46,565	$181,592	$178,577	$175,740	$165,101	$1,598,439	$2,346,014
British pound sterling (c)	8,436	33,555	33,907	34,154	34,285	242,574	386,911
Danish krone (d)	3,084	12,460	12,725	12,925	13,165	198,645	253,004
Australian dollar (e)	2,677	10,622	10,651	10,622	10,622	125,776	170,970
Other foreign currencies (f)	2,755	11,185	11,414	11,586	11,256	104,426	152,622
	$63,517	$249,414	$247,274	$245,027	$234,429	$2,269,860	$3,309,521

Scheduled debt service payments (principal and interest) for our Senior Unsecured Notes, Unsecured Revolving Credit Facility, and non-recourse mortgage notes payable for our consolidated foreign operations as of September 30, 2018 for the remainder of 2018, each of the next four calendar years following December 31, 2018, and thereafter are as follows (in thousands):

Debt Service (a) (g)	2018 (Remainder)	2019	2020	2021	2022	Thereafter	Total
Euro (b)	$13,703	$53,908	$96,617	$524,941	$46,174	$1,842,638	$2,577,981
British pound sterling (c)	205	819	819	819	819	10,478	13,959
	$13,908	$54,727	$97,436	$525,760	$46,993	$1,853,116	$2,591,940

__________

(a)	Amounts are based on the applicable exchange rates at September 30, 2018. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at September 30, 2018 of $2.3 million, excluding the impact of our derivative instruments. Amounts included the equivalent of $578.8 million of 2.0% Senior Notes due 2023 outstanding maturing in January 2023; the equivalent of $578.8 million of 2.25% Senior Notes due 2024 outstanding maturing in July 2024; the equivalent of $578.8 million of 2.125% Senior Notes due 2027 outstanding maturing in April 2027; and the equivalent of $449.4 million borrowed in euro under our Unsecured Revolving Credit Facility, which is scheduled to mature on February 22, 2021 unless extended pursuant to its terms, but may be prepaid prior to that date pursuant to its terms (Note 10).

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at September 30, 2018 of $3.7 million, excluding the impact of our derivative instruments.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the Danish krone and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at September 30, 2018 of $2.5 million. There is no related mortgage loan on this investment.

(e)
We estimate that, for a 1% increase or decrease in the exchange rate between the Australian dollar and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at September 30, 2018 of $1.7 million. There is no related mortgage loan on this investment.

(f)	Other foreign currencies for future minimum rents consist of the Norwegian krone, Canadian dollar, and the Swedish krona.

(g)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at September 30, 2018.

W. P. Carey 9/30/2018 10-Q – 75

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

For the nine months ended September 30, 2018, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•	65% related to domestic operations; and

•	35% related to international operations.

At September 30, 2018, our net-lease portfolio, which excludes our operating properties, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our ABR as of that date:

•	65% related to domestic properties;

•	35% related to international properties;

•	28% related to industrial facilities, 23% related to office facilities, 17% related to retail facilities, and 16% related to warehouse facilities; and

•	19% related to the retail stores industry (including automotive dealerships) and 11% related to the consumer services industry.

W. P. Carey 9/30/2018 10-Q – 76

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2018 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

W. P. Carey 9/30/2018 10-Q – 77

PART II — OTHER INFORMATION

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
1.1
Underwriting Agreement dated October 2, 2018, by and among W. P. Carey Inc., WPC Eurobond B.V., J.P. Morgan Securities plc, Merrill Lynch International, and Wells Fargo Securities International Limited, as representatives of the several underwriters listed in Schedule 1 thereto.
Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed October 4, 2018

4.1	Form of Note representing €500 Million Aggregate Principal Amount of 2.250% Senior Notes due 2026	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 9, 2018

4.2	Indenture dated as of November 8, 2016, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 of automatic shelf registration statement on Form S-3 filed November 8, 2016

4.3	Supplemental Indenture dated as of October 9, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed October 9, 2018

10.1
Agency Agreement dated as of October 9, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 9, 2018

10.2
First Amendment to Third Amended and Restated Credit Agreement, dated as of September 30, 2018, by and among W. P. Carey Inc., each Designated Borrower, certain Subsidiaries of W. P. Carey Inc. identified therein, from time to time as Guarantors, the Lenders, Swing Line Lenders and L/C Issuers and Bank of America, N.A., as Administrative Agent.
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

W. P. Carey 9/30/2018 10-Q – 78

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.
Date:	November 2, 2018
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	November 2, 2018
		By:	/s/ Arjun Mahalingam
Arjun Mahalingam
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 9/30/2018 10-Q – 79

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
1.1
Underwriting Agreement dated October 2, 2018, by and among W. P. Carey Inc., WPC Eurobond B.V., J.P. Morgan Securities plc, Merrill Lynch International, and Wells Fargo Securities International Limited, as representatives of the several underwriters listed in Schedule 1 thereto.
Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed October 4, 2018

4.1	Form of Note representing €500 Million Aggregate Principal Amount of 2.250% Senior Notes due 2026	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 9, 2018

4.2	Indenture dated as of November 8, 2016, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 of automatic shelf registration statement on Form S-3 filed November 8, 2016

4.3	Supplemental Indenture dated as of October 9, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed October 9, 2018

10.1
Agency Agreement dated as of October 9, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 9, 2018

10.2
First Amendment to Third Amended and Restated Credit Agreement, dated as of September 30, 2018, by and among W. P. Carey Inc., each Designated Borrower, certain Subsidiaries of W. P. Carey Inc. identified therein, from time to time as Guarantors, the Lenders, Swing Line Lenders and L/C Issuers and Bank of America, N.A., as Administrative Agent.
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