Form 10-K
period 2018-12-31
W. P. Carey Inc.
filed 2019-02-25
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of last business day of the registrant’s most recently completed second fiscal quarter: $7.1 billion.
As of February 15, 2019 there were 166,078,281 shares of Common Stock of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

W. P. Carey 2018 10-K – 1

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”) including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: the impact of the CPA:17 Merger and the potential UPREIT Reorganization (both as discussed and defined herein); the amount and timing of any future dividends; statements regarding our corporate strategy and estimated or future economic performance and results, including our projected assets under management, underlying assumptions about our portfolio (e.g., occupancy rate, lease terms, and tenant credit quality), possible new acquisitions and dispositions, and our international exposure (including the effects of Brexit, as defined herein); our capital structure, future capital expenditure levels (including any plans to fund our future liquidity needs), and future leverage and debt service obligations; capital markets, including our credit ratings and ability to sell shares under our “at-the-market” (“ATM”) program and the use of proceeds from that program; the outlook for the investment programs that we manage, including their earnings, as well as possible liquidity events for those programs; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust (“REIT”), and the Tax Cuts and Jobs Act; the impact of recently issued accounting pronouncements; other regulatory activity, such as the General Data Protection Regulation in the European Union or other data privacy initiatives; and the general economic outlook. These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition, liquidity, results of operations, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Item 1A. Risk Factors of this Report. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, potential investors are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this presentation, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part II, Item 8. Financial Statements and Supplementary Data.

W. P. Carey 2018 10-K – 2

PART I

Item 1. Business.

General Development of Business

W. P. Carey Inc. (“W. P. Carey”), together with our consolidated subsidiaries and predecessors, is an internally-managed diversified REIT and a leading owner of commercial real estate, net-leased to companies located primarily in the United States and Northern and Western Europe on a long-term basis. The vast majority of our revenues originate from lease revenue provided by our real estate portfolio, which is comprised primarily of single-tenant industrial, warehouse, office, and retail facilities that are critical to our tenants’ operations. Our portfolio is comprised of 1,163 properties, net-leased to 304 tenants in 25 countries. As of December 31, 2018, approximately 63% of our contractual minimum annualized base rent (“ABR”) was generated by properties located in the United States and approximately 35% was generated by properties located in Europe. In addition, our portfolio includes 48 operating properties, comprised of 46 self-storage properties and two hotels, substantially all of which we acquired in connection with the CPA:17 Merger, as described below.

We also earn fees and other income by managing the portfolios of certain non-traded investment programs through our investment management business. Founded in 1973, we originally operated as sponsor and advisor to a series of non-traded investment programs under the Corporate Property Associates (“CPA”) brand name. We became a publicly traded company listed on the New York Stock Exchange (“NYSE”) in 1998 and reorganized as a REIT in 2012. In June 2017, we exited non-traded retail fundraising activities and no longer sponsor new investment programs. On October 31, 2018, one of our former investment programs, Corporate Property Associates 17 – Global Incorporated (“CPA:17 – Global”), merged into one of our wholly-owned subsidiaries (the “CPA:17 Merger”), which added approximately $5.6 billion of assets to our portfolio and increased our equity market capitalization as of that date to approximately $10.6 billion.

Our shares of common stock are listed on the NYSE under the ticker symbol “WPC.” Headquartered in New York, we also have offices in Dallas, London, and Amsterdam. At December 31, 2018, we had 206 employees.

Narrative Description of Business

Business Objectives and Strategy

Our primary business objective is to increase long-term stockholder value through accretive acquisitions and proactive asset management of our real estate portfolio, enabling us to grow our dividend.

Our investment strategy primarily focuses on owning and actively managing a diverse portfolio of commercial real estate that is net-leased to credit-worthy companies. We believe that many companies prefer to lease rather than own their corporate real estate because it allows them to deploy their capital more effectively into their core competencies. We generally structure financing for companies in the form of sale-leaseback transactions, where we acquire a company’s critical real estate and then lease it back to them on a long-term, triple-net basis, which requires them to pay substantially all of the costs associated with operating and maintaining the property (such as real estate taxes, insurance, and facility maintenance). Compared to other types of real estate investments, sale-leaseback transactions typically produce a more predictable income stream and require minimal capital expenditures, which in turn generate revenues that provide our stockholders with a stable, growing source of income.

We actively manage our real estate portfolio to monitor tenant credit quality and lease renewal risks. We believe that diversification across property type, tenant, tenant industry, and geographic location, as well as diversification of our lease expirations and scheduled rent increases, are vital aspects of portfolio risk management and accordingly have constructed a portfolio of real estate that we believe is well-diversified across each of these categories.

In addition to our real estate portfolio, as of December 31, 2018, we also managed assets, totaling approximately $7.6 billion, of the following entities: (i) Corporate Property Associates 18 – Global Incorporated (“CPA:18 – Global,” and together with CPA:17 – Global until October 31, 2018, the “CPA REITs”); (ii) two publicly owned, non-traded REITs that have invested in lodging and lodging-related properties: Carey Watermark Investors Incorporated (“CWI 1”) and Carey Watermark Investors 2 Incorporated (“CWI 2,” and together with CWI 1, the “CWI REITs”); and (iii) a private limited partnership formed for the purpose of developing, owning, and operating student housing properties and similar investments in Europe: Carey European Student Housing Fund I, L.P. (“CESH”). As used herein, “Managed REITs” refers to the CPA REITs and the CWI REITS. At the date of this Report, all of these programs had fully invested the funds raised in their offerings.

W. P. Carey 2018 10-K – 3

In June 2017, in alignment with our long-term strategy of focusing exclusively on net lease investing for our own balance sheet, our board of directors (our “Board”) approved a plan to exit non-traded retail fundraising activities carried out by our wholly-owned subsidiary Carey Financial LLC (“Carey Financial”), which was a registered broker-dealer. As a result, Carey Financial ceased active fundraising on behalf of the Managed Programs, as defined below, on June 30, 2017 and deregistered as a broker-dealer as of October 11, 2017. In August 2017, we resigned as the advisor to Carey Credit Income Fund, effective on September 11, 2017 (known since October 23, 2017 as Guggenheim Credit Income Fund) (“CCIF”) and by extension its feeder funds (“CCIF Feeder Funds,” and together with CCIF, the “Managed BDCs”), each of which is a business development company (“BDC”). We refer to the Managed REITs, CESH, and, prior to our resignation as their advisor, the Managed BDCs as the “Managed Programs.” We continue to act as the advisor to the remaining Managed Programs and currently expect to do so through the end of their respective life cycles (Note 4).

We intend to operate our business in a manner that is consistent with the maintenance of our status as a REIT for federal income tax purposes. In addition, we expect to manage our investments in order to maintain our exemption from registration as an investment company under the Investment Company Act of 1940, as amended.

Investment Strategies

When considering potential net-lease investments for our real estate portfolio, we review various aspects of a transaction to determine whether the investment and lease structure will satisfy our investment criteria. We generally analyze the following main aspects of each transaction:

Tenant/Borrower Evaluation — We evaluate each potential tenant or borrower for creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history, and capital structure. We also rate each asset based on its market, liquidity, and criticality to the tenant’s operations, as well as other factors that may be unique to a particular investment. We seek opportunities where we believe the tenant may have a stable or improving credit profile or credit potential that has not been fully recognized by the market. We define creditworthiness as a risk-reward relationship appropriate to our investment strategies, which may or may not coincide with ratings issued by the credit rating agencies. We have a robust internal credit rating system and may designate a tenant as “implied investment grade” even if the credit rating agencies have not made a rating determination.

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

Lease Terms — Generally, the net-leased properties we invest in are leased on a full-recourse basis to the tenants or their affiliates. In addition, the vast majority of our leases provide for scheduled rent increases over the term of the lease (see Our Portfolio below). These rent increases are either fixed (i.e., mandated on specific dates) or tied to increases in inflation indices (e.g., the Consumer Price Index (“CPI”) or similar indices in the jurisdiction where the property is located), but may contain caps or other limitations, either on an annual or overall basis. In the case of retail stores and hotels, the lease may provide for participation in the gross revenues of the tenant above a stated level, which we refer to as percentage rent.

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

W. P. Carey 2018 10-K – 4

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

We monitor compliance by tenants with their lease obligations and other factors that could affect the financial performance of our real estate investments on an ongoing basis, which typically involves ensuring that each tenant has paid real estate taxes and other expenses relating to the properties it occupies and is maintaining appropriate insurance coverage. To ensure such compliance at our international properties, we often engage the expertise of third parties to complete property inspections. We also review tenant financial statements and undertake regular physical inspections of the properties to verify their condition and maintenance. Additionally, we periodically analyze each tenant’s financial condition, the industry in which each tenant operates, and each tenant’s relative strength in its industry.

Financing Strategies

We believe in maintaining ample liquidity, a conservative capital structure, and access to multiple forms of capital. We preserve balance sheet flexibility and liquidity by maintaining significant capacity on our $1.5 billion unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”). We generally use the Unsecured Revolving Credit Facility to fund our immediate capital needs, including new acquisitions and the repayment of secured mortgage debt as we continue to transition to a more unencumbered balance sheet. We seek to replace short-term financing with more permanent forms of capital, including, but not limited to, common stock, unsecured debt securities, bank debt, and proceeds from asset sales. When evaluating which form of capital to pursue, we take into consideration multiple factors, including our corporate leverage levels and targets, the most advantageous sources of capital available to us, and the optimal timing to raise new capital. We strive to maintain an investment grade rating that places limitations on the amount of leverage acceptable in our capital structure. Although we expect to continue to have access to a wide variety of capital sources and maintain our investment grade rating, there can be no assurance that we will be able to do so in the future.

Our Portfolio

At December 31, 2018, our portfolio had the following characteristics:

•	Number of properties — full or partial ownership interests in 1,163 net-leased properties, 46 self-storage properties, and two hotels;

•	Total net-leased square footage — 131.0 million; and

•	Occupancy rate — approximately 98.3%.

For more information about our portfolio, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview.

W. P. Carey 2018 10-K – 5

Tenant/Lease Information

At December 31, 2018, our tenants/leases had the following characteristics:

•	Number of tenants — 304;

•	Investment grade tenants as a percentage of total ABR — 20%;

•	Implied investment grade tenants as a percentage of total ABR — 9%;

•	Weighted-average lease term — 10.2 years;

•	99% of our leases provide rent adjustments as follows:

◦	CPI and similar — 64%

◦	Fixed — 32%

◦	Other — 3%

Available Information

We will supply to any stockholder, upon written request and without charge, a copy of this Report as filed with the SEC. Our filings can also be obtained for free on the SEC’s website at http://www.sec.gov. All filings we make with the SEC, including this Report, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, as well as any amendments to those reports, are available for free on the Investor Relations portion of our website, http://www.wpcarey.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. We are providing our website address solely for the information of investors and do not intend for it to be an active link. We do not intend to incorporate the information contained on our website into this Report or other documents filed with or furnished to the SEC.

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

We face active competition for our investments from many sources, including credit companies, pension funds, private individuals, financial institutions, finance companies, and investment companies. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. We believe that the investment community remains risk averse and that the net lease financing market is perceived as a relatively conservative investment vehicle. Accordingly, we expect increased competition for investments, both domestically and internationally. Further capital inflows into our marketplace will place additional pressure on the returns that we can generate from our investments, as well as our willingness and ability to execute transactions. In addition, the vast majority of our current investments are in single-tenant commercial properties that are subject to triple-net leases. Many factors, including changes in tax laws or accounting rules, may make these types of sale-leaseback transactions less attractive to potential sellers and lessees, which could negatively affect our ability to increase the amount of assets of this type under management.

W. P. Carey 2018 10-K – 6

A significant amount of our leases will expire within the next five years and we may have difficulty re-leasing or selling our properties if tenants do not renew their leases.

Within the next five years, approximately 19% of our leases, based on our ABR as of December 31, 2018, are due to expire. If these leases are not renewed or if the properties cannot be re-leased on terms that yield comparable payments, our lease revenues could be substantially adversely affected. In addition, when attempting to re-lease such properties, we may incur significant costs and the terms of any new or renewed leases will depend on prevailing market conditions at that time. We may also seek to sell such properties and incur losses due to prevailing market conditions. Some of our properties are designed for the particular needs of a tenant; thus, we may be required to renovate or make rent concessions in order to lease the property to another tenant. If we need to sell such properties, we may have difficulty selling it to a third party due to the property’s unique design. Real estate investments are generally less liquid than many other financial assets, which may limit our ability to quickly adjust our portfolio in response to changes in economic or other conditions. These and other limitations may affect our ability to re-lease or sell properties without adversely affecting returns to stockholders.

We are not required to meet any diversification standards; therefore, our investments may become subject to concentration risks.

Subject to our intention to maintain our qualification as a REIT, we are not required to meet any diversification standards. Therefore, our investments may become concentrated in type or geographic location, which could subject us to significant risks with potentially adverse effects on our investment objectives.

Because we invest in properties located outside the United States, we are exposed to additional risks.

We have invested, and may continue to invest, in properties located outside the United States. At December 31, 2018, our real estate properties located outside of the United States represented 37% of our ABR. These investments may be affected by factors particular to the local jurisdiction where the property is located and may expose us to additional risks, including:

•
enactment of laws relating to the foreign ownership of property (including expropriation of investments), or laws and regulations relating to our ability to repatriate invested capital, profits, or cash and cash equivalents back to the United States;

•	legal systems where the ability to enforce contractual rights and remedies may be more limited than under U.S. law;

•
difficulty in complying with conflicting obligations in various jurisdictions and the burden of observing a variety of evolving foreign laws, regulations, and governmental rules and policies, which may be more stringent than U.S. laws and regulations (including land use, zoning, environmental, financial, and privacy laws and regulations), including the General Data Protection Regulation in the European Union;

•
tax requirements vary by country and existing foreign tax laws and interpretations may change (e.g., the on-going implementation of the European Union’s Anti-Tax Avoidance Directive), which may result in additional taxes on our international investments;

•	changes in operating expenses in particular countries or regions; and

•
geopolitical risk and adverse market conditions caused by changes in national or regional economic or political conditions (which may impact relative interest rates and the availability, cost, and terms of mortgage funds), including with regard to Brexit (discussed below).

The failure of our compliance and internal control systems to properly mitigate such additional risks, or of our operating infrastructure to support such international investments, could result in operational failures, regulatory fines, or other governmental sanctions.
In addition, the lack of publicly available information in certain jurisdictions in accordance with U.S. generally accepted accounting principles (“GAAP”) could impair our ability to analyze transactions and may cause us to forego an investment opportunity. It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet reporting obligations to financial institutions or governmental and regulatory agencies. Certain of these risks may be greater in less developed countries. Further, our expertise to date is primarily in the United States and certain countries in Europe. We have less experience in other international markets and may not be as familiar with the potential risks to investments in these areas, which could cause us and the entities we manage to incur losses.

We may engage third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements. Failure to comply with applicable requirements may expose us, our operating subsidiaries, or the entities we manage to additional liabilities. Our operations in the United Kingdom, the European Economic Area, and other countries

W. P. Carey 2018 10-K – 7

are subject to significant compliance, disclosure, and other obligations. The European Union’s Alternative Investment Fund Managers Directive (“AIFMD”), as transposed into national law within the states of the European Economic Area, established a new regulatory regime for alternative investment fund managers, including private equity and hedge fund managers. Although AIFMD generally applies to managers with a registered office in the European Economic Area managing one or more alternative investments funds, if a regulator in Europe determines that we are an alternative investment fund manager, and therefore subject to the AIFMD, compliance with the requirements of AIFMD may impose additional compliance burdens and expense on us and could reduce our operating flexibility.

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

Economic conditions and regulatory changes following the United Kingdom’s exit from the European Union could have a material adverse effect on our business and results of operations.

The United Kingdom invoked Article 50 of the Treaty on European Union on March 29, 2017, initiating the process to leave the European Union (“Brexit”), which is currently scheduled to occur on March 29, 2019. The real estate industry faces substantial uncertainty regarding the impact of Brexit. Adverse consequences could include, but are not limited to: global economic uncertainty and deterioration, volatility in currency exchange rates, adverse changes in regulation of the real estate industry, disruptions to the markets we invest in and the tax jurisdictions we operate in (which may adversely impact tax benefits or liabilities in these or other jurisdictions), and/or negative impacts on the operations and financial conditions of our tenants. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. As of December 31, 2018, 3.6% and 30.5% of our total ABR was from the United Kingdom and other European Union countries, respectively. Given the ongoing political uncertainty surrounding the form of Brexit (including a potential “hard Brexit” in which the United Kingdom would also give up full access to the European Union single market and customs union), we cannot predict how the Brexit process will finally be implemented and are continuing to assess the potential impact, if any, of these events on our operations, financial condition, and results of operations.

Changes in how LIBOR is determined, or the potential replacement of LIBOR with an alternative reference rate, may adversely affect our interest expense.

Certain instruments within our debt profile are indexed to the London Interbank Offered Rate (“LIBOR”), which is a benchmark rate at which banks offer to lend funds to one another in the international interbank market for short term loans. Concerns regarding the accuracy and integrity of LIBOR, including the underlying methodology for calculating LIBOR, led the United Kingdom to publish a review of LIBOR in September 2012. The review made a number of recommendations, including the introduction of statutory regulation of LIBOR, the transfer of responsibility for LIBOR from the British Bankers’ Association to an independent administrator, changes to the method of compilation of lending rates and new regulatory oversight and enforcement mechanisms for rate setting. Based on the review, final rules for the regulation and supervision of LIBOR by the Financial Conduct Authority (the “FCA”) were published and came into effect on April 2, 2013. On July 27, 2017, the FCA announced its intention to phase out LIBOR rates by the end of 2021.

We cannot predict the impact of these changes, or any other regulatory reforms that may be enacted in other jurisdictions, to LIBOR. In addition, any other legal or regulatory changes made by the FCA or other governance or oversight bodies in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, or changes in the rules or methodologies in LIBOR, all of which may discourage market participants from continuing to administer or to participate in LIBOR’s determination and, in certain situations, could result in LIBOR no longer being determined and published. If LIBOR is unavailable after 2021, the interest rates on our LIBOR-indexed debt will be determined using various alternative methods, any of which may result in higher interest obligations than under the current form of LIBOR. Further, the same costs and risks that may lead to the discontinuation or unavailability of LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs. Furthermore, there is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, financial condition, and liquidity.

W. P. Carey 2018 10-K – 8

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

Our level of indebtedness could have significant adverse consequences and our cash flow may be insufficient to meet our debt service obligations.

Our consolidated indebtedness as of December 31, 2018 was approximately $6.4 billion, representing a leverage ratio of approximately 6.8. This consolidated indebtedness was comprised of (i) $3.6 billion in Senior Unsecured Notes (as defined in Note 11), (ii) $2.7 billion in non-recourse mortgage loans on various properties, and (iii) $91.6 million outstanding under our Senior Unsecured Credit Facility (as defined in Note 11). Our level of indebtedness could have significant adverse consequences on our business and operations, including the following:

•
it may increase our vulnerability to changes in economic conditions (including increases in interest rates) and limit our flexibility in planning for, or reacting to, changes in our business and/or industry;

•	we may be at a disadvantage compared to our competitors with comparatively less indebtedness;

•	we may be unable to hedge our debt, or such hedges may fail or expire, leaving us exposed to potentially volatile interest or currency exchange rates;

•
any default on our secured indebtedness may lead to foreclosures, creating taxable income that could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code; and

•	we may be unable to refinance our indebtedness or obtain additional financing as needed or on favorable terms.

Our ability to generate sufficient cash flow determines whether we will be able to (i) meet our existing or potential future debt service obligations; (ii) refinance our existing or potential future indebtedness; and (iii) fund our operations, working capital, acquisitions, capital expenditures, and other important business uses. Our future cash flow is subject to many factors beyond our control and we cannot assure you that our business will generate sufficient cash flow from operations, or that future sources of cash will be available to us on favorable terms, to meet all of our debt service obligations and fund our other important business uses or liquidity needs. As a result, we may be forced to take other actions to meet those obligations, such as selling properties, raising equity, or delaying capital expenditures, any of which may not be feasible or could have a material adverse effect on us. In addition, despite our substantial outstanding indebtedness and the restrictions in the agreements governing our indebtedness, we may incur significantly more indebtedness in the future. which would exacerbate the risks discussed above.

Restrictive covenants in our credit agreement and indentures may limit our ability to expand or fully pursue our business strategies.

Our current credit agreement and the indentures governing our Senior Unsecured Notes contain financial and operating covenants that, among other things, require us to meet specified financial ratios and may limit our ability to take specific actions, even if we believe them to be in our best interest (e.g., subject to certain exceptions, our ability to consummate a merger, consolidation, or a transfer of all or substantially all of our consolidated assets to another person is restricted). These covenants may restrict our ability to expand or fully pursue our business strategies. Our ability to comply with these and other provisions of our debt agreements may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments, or other events beyond our control. The breach of any of these covenants could result in a default under our indebtedness, which could result in the acceleration of the maturity of such indebtedness and potentially other indebtedness. If any of our indebtedness is accelerated prior to maturity, we may not be able to repay such indebtedness or refinance such indebtedness on favorable terms, or at all.

W. P. Carey 2018 10-K – 9

Volatility and disruption in the capital markets could materially and adversely impact us.

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

We plan to manage our operations to maintain investment grade status with a capital structure consistent with our current profile, but there can be no assurance that we will be able to maintain our current credit ratings. Our credit ratings could change based upon, among other things, our historical and projected business, financial condition, liquidity, results of operations, and prospects. These ratings are subject to ongoing evaluation by credit rating agencies and we cannot provide any assurance that our ratings will not be changed or withdrawn by a rating agency in the future. If any of the credit rating agencies downgrades or lowers our credit rating, or if any credit rating agency indicates that it has placed our rating on a “watch list” for a possible downgrading or lowering, or otherwise indicates that its outlook for our rating is negative, it could have a material adverse effect on our costs and availability of capital, which could in turn have a material adverse effect on us and on our ability to satisfy our debt service obligations (including those under our Senior Unsecured Credit Facility, our Senior Unsecured Notes, or other similar debt securities that we issue) and to pay dividends on our common stock. Furthermore, any such action could negatively impact the market price of our Senior Unsecured Notes.

Some of our properties are encumbered by mortgage debt, which could adversely affect our cash flow.

At December 31, 2018, we had $2.73 billion of property-level mortgage debt on a non-recourse basis (including $1.85 billion of non-recourse mortgage debt that we assumed in the CPA:17 Merger), which limits our exposure on any property to the amount of equity invested in the property. If we are unable to make our mortgage-related debt payments as required, a lender could foreclose on the property or properties securing its debt. Additionally, lenders for our international mortgage loan transactions typically incorporated various covenants and other provisions (including loan to value ratio, debt service coverage ratio, and material adverse changes in the borrower’s or tenant’s business) that can cause a technical loan default. Accordingly, if the real estate value declines or the tenant defaults, the lender would have the right to foreclose on its security. If any of these events were to occur, it could cause us to lose part or all of our investment, which could reduce the value of our portfolio and revenues available for distribution to our stockholders.

Some of our property-level financing may also require us to make a balloon payment at maturity. Our ability to make such balloon payments may depend upon our ability to refinance the obligation or sell the underlying property. When a balloon payment is due, however, we may be unable to refinance the balloon payment on terms as favorable as the original loan, make the payment with existing cash or cash resources, or sell the property at a price sufficient to cover the payment. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of national and regional economies, local real estate conditions, available mortgage or interest rates, availability of credit, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties, and tax laws. A refinancing or sale could affect the rate of return to stockholders and the projected disposition timeline of our assets.

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

W. P. Carey 2018 10-K – 10

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

We are subject to all of the general risks associated with the ownership of real estate. While the revenues from our leases are not directly dependent upon the value of the real estate owned, significant declines in real estate values could adversely affect us in many ways, including a decline in the residual values of properties at lease expiration, possible lease abandonments by tenants, and a decline in the attractiveness of triple-net lease transactions to potential sellers. We also face the risk that lease revenue will be insufficient to cover all corporate operating expenses and the debt service payments we incur. General risks associated with the ownership of real estate include:

•	adverse changes in general or local economic conditions, including changes in interest rates or foreign exchange rates;

•	changes in the supply of, or demand for, similar or competing properties;

•	competition for tenants and changes in market rental rates;

•	inability to lease or sell properties upon termination of existing leases, or renewal of leases at lower rental rates;

•	inability to collect rents from tenants due to financial hardship, including bankruptcy;

•	changes in tax, real estate, zoning, or environmental laws that adversely impact the value of real estate;

•	failure to comply with federal, state, and local legal and regulatory requirements, including the Americans with Disabilities Act and fire or life-safety requirements;

•	uninsured property liability, property damage, or casualty losses;

•	changes in operating expenses or unexpected expenditures for capital improvements;

•	exposure to environmental losses; and

•	force majeure and other factors beyond the control of our management.

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

Most of our properties are occupied by a single tenant; therefore, the success of our investments is materially dependent on the financial stability of these tenants. Revenues from several of our tenants/guarantors constitute a significant percentage of our lease revenues. Our top ten tenants accounted for approximately 24% of total ABR at December 31, 2018. Lease payment defaults by tenants could negatively impact our net income and reduce the amounts available for distribution to stockholders. As some of our tenants may not have a recognized credit rating, these tenants may have a higher risk of lease defaults than tenants with a recognized credit rating.

The bankruptcy or insolvency of tenants or borrowers may cause a reduction in our revenue and an increase in our expenses.

We have had, and may in the future have, tenants file for bankruptcy protection. Bankruptcy or insolvency of a tenant or borrower under one of our loan transactions could cause the loss of lease or interest and principal payments, an increase in the carrying cost of the property, litigation, a reduction in the value of our shares, and/or a decrease in our dividend.

Under U.S. bankruptcy law, a tenant that is the subject of bankruptcy proceedings has the option of assuming or rejecting any unexpired lease. As a general matter, after the commencement of bankruptcy proceedings and prior to assumption or rejection of an expired lease, U.S. bankruptcy laws provide that, until such unexpired lease is assumed or rejected, the tenant or its

W. P. Carey 2018 10-K – 11

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

We have invested, and may in the future invest, in real properties historically or currently used for industrial, manufacturing, and other commercial purposes, and some of our tenants may handle hazardous or toxic substances, generate hazardous wastes, or discharge regulated pollutants to the environment. Buildings and structures on the properties we purchase may have known or suspected asbestos-containing building materials. We may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the United States, which may pose a greater risk that releases of hazardous or toxic substances have occurred. We therefore may own properties that have known or potential environmental contamination as a result of historical or ongoing operations, which may expose us to liabilities under environmental laws. Some of these laws could impose the following on us:

•
responsibility and liability for the cost of investigation and removal or remediation (including at appropriate disposal facilities) of hazardous or toxic substances in, on, or migrating from our property, generally without regard to our knowledge of, or responsibility for, the presence of these contaminants;

•
liability for claims by third parties based on damages to natural resources or property, personal injuries, or costs of removal or remediation of hazardous or toxic substances in, on, or migrating from our property; and

•	responsibility for managing asbestos-containing building materials and third-party claims for exposure to those materials.

Costs relating to investigation, remediation, or removal of hazardous or toxic substances, or for third-party claims for damages, may be substantial and could exceed any amounts estimated and recorded within our consolidated financial statements. The presence of hazardous or toxic substances at any of our properties, or the failure to properly remediate a contaminated property, could (i) give rise to a lien in favor of the government for costs it may incur to address the contamination or (ii) otherwise adversely affect our ability to sell or lease the property or to borrow using the property as collateral. In addition, environmental liabilities, or costs or operating limitations imposed on a tenant by environmental laws, could affect its ability to make rental payments to us. And although we endeavor to avoid doing so, we may be required, in connection with any future divestitures of property, to provide buyers with indemnifications against potential environmental liabilities.

Our participation in joint ventures creates additional risk.

From time to time, we have participated in joint ventures to purchase assets and we may do so in the future. There are additional risks involved in joint venture transactions. As a co-investor in a joint venture, we may not be in a position to exercise sole decision-making authority relating to the property, joint venture, or our investment partner. In addition, there is the potential that our investment partner may become bankrupt or that we may have diverging or inconsistent economic or business interests. These diverging interests could, among other things, expose us to liabilities in the joint venture in excess of our

W. P. Carey 2018 10-K – 12

proportionate share of those liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property.

Revenue and earnings from our investment management business are subject to volatility, which may cause our investment management revenue to fluctuate.

Revenue from our investment management business, as well as the value of our interests in the Managed Programs and distribution income from those interests, may be significantly affected by the results of operations of the Managed Programs. CPA:18 – Global has significant investments in triple-net leased properties substantially similar to those we hold. Consequently, the results of operations of, and cash available for distribution by, CPA:18 – Global are likely to be substantially affected by the same market conditions, and are subject to the same risk factors, as the properties we own. Historically, four of the 17 CPA programs temporarily reduced the rate of distributions to their investors as a result of adverse developments involving tenants.

The Managed Programs have fully invested the funds raised in their offerings, and as a result, we expect the structuring revenue that we earn for structuring and negotiating investments on their behalf to continue to decline. In addition, asset management revenue may be affected by factors such as changes in the valuation of the Managed Programs’ portfolios. Further, our ability to earn revenue related to the disposition of properties is primarily tied to providing liquidity events for the Managed Programs, and our ability to do so under circumstances that will satisfy the applicable subordination requirements will depend on market conditions at the relevant time, which may vary considerably over time.

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

The advisory agreements under which we provide services to the Managed REITs are renewable annually and may generally be terminated by each Managed REIT upon 60 days’ notice, with or without cause. Unless otherwise renewed, the advisory agreement with each of the Managed REITs is scheduled to expire on December 31, 2019. There can be no assurance that these agreements will not expire or be terminated. Upon certain terminations, the Managed REITs each have the right, but not the obligation, to repurchase our interests in their operating partnerships at fair market value. If such right is not exercised, we would remain as a limited partner of the respective operating partnerships. Nonetheless, any such termination would have a material adverse effect on our business, results of operations, and financial condition.

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

W. P. Carey 2018 10-K – 13

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

W. P. Carey 2018 10-K – 14

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

Additionally, Title 3, Subtitle 8 of the MGCL permits our Board, without stockholder approval and regardless of what is currently provided in our charter or our bylaws, to implement certain governance provisions, some of which we do not currently have. We have opted out of Section 3-803 of the MGCL, which permits a board of directors to be divided into classes pursuant to Title 3, Subtitle 8 of the MGCL. Any amendment or repeal of this resolution must be approved in the same manner as an amendment to our charter. The remaining provisions of Title 3, Subtitle 8 of the MGCL may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring, or preventing a change in control of our company under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-current market price. Our charter, our bylaws, and Maryland law also contain other provisions that may delay, defer, or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

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

Upon our liquidation, holders of our debt securities and other loans and preferred stock will receive a distribution of our available assets before common stockholders. If we incur debt in the future, our future interest costs could increase and adversely affect our liquidity, and results of operations.

The issuance or sale of substantial amounts of our common stock (directly, in underwritten offerings or through our ATM program, or indirectly through convertible or exchangeable securities, warrants, or options) to raise additional capital, or pursuant to our stock incentive plans, or the perception that such securities are available or that such issuances or sales are likely to occur, could materially and adversely affect the market price of our common stock and our ability to raise capital through future offerings of equity or equity-related securities. However, our future growth will depend, in part, upon our ability to raise additional capital, including through the issuance of equity securities. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis and our charter empowers our Board to make significant changes to our stock without stockholder approval. See the risk factor above titled “Our Board may modify our authorized shares of stock of any class or series and may create and issue a class or series of common stock or preferred stock without stockholder approval.” Our preferred stock, if any are issued, would likely have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common stockholders.

W. P. Carey 2018 10-K – 15

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

The trading volume and market price of our common stock may fluctuate significantly and be adversely impacted in response to a number of factors, including, but not limited to:

•	actual or anticipated variations in our operating results, earnings, or liquidity, or those of our competitors;

•	our failure to meet, or the lowering of, our earnings estimates, or those of any securities analysts;

•	increases in market interest rates, which may lead investors to demand a higher dividend yield for our common stock and would result in increased interest expense on our debt;

•	changes in our dividend policy;

•	publication of research reports about us, our competitors, our tenants, or the REIT industry;

•	changes in market valuations of similar companies;

•	speculation in the press or investment community;

•	our use of taxable REIT subsidiaries (“TRSs”) may cause the market to value our common stock differently than the shares of REITs that do not use TRSs as extensively;

•	adverse market reaction to the amount of maturing debt in the near and medium term and our ability to refinance such debt and the terms thereof;

•	adverse market reaction to any additional indebtedness we incur or equity or equity-related securities we issue in the future;

•	changes in our credit ratings;

•	actual or perceived conflicts of interest;

•	changes in key management personnel;

•	our compliance with GAAP and its policies, including recent accounting pronouncements;

•	our compliance with the listing requirements of the NYSE;

•	our compliance with applicable laws and regulations or the impact of new laws and regulations;

•	the financial condition, liquidity, results of operations, and prospects of our tenants;

•	failure to maintain our REIT qualification;

•	litigation, regulatory enforcement actions, or disruptive actions by activist stockholders;

•	general market and economic conditions, including the current state of the credit and capital markets; and

•	the realization of any of the other risk factors presented in this Report or in subsequent reports that we file with the SEC.

Our current or historical trading volume and share prices are not indicative of the number of shares of our common stock that will trade going forward or how the market will value shares of our common stock in the future.

W. P. Carey 2018 10-K – 16

The occurrence of cyber incidents, or a deficiency in our cyber security, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident could be (i) an intentional attack, which could include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information; or (ii) an unintentional accident or error. We use information technology and other computer resources to carry out important operational activities and to maintain our business records. In addition, we may store or come into contact with sensitive information and data. As our reliance on technology has increased, so have the risks posed to our systems, both internal and outsourced. We have implemented systems and processes intended to address ongoing and evolving cyber security risks, secure confidential information, and prevent unauthorized access to or loss of sensitive, confidential and personal data. Although we and our service providers employ what we believe are adequate security, disaster recovery and other preventative and corrective measures, our security measures, may not be sufficient for all possible situations and could be vulnerable to, among other things, hacking, employee error, system error, and faulty password management.

If we or our partners fail to comply with applicable privacy or data security laws in handling this information, including the new General Data Protection Regulation in the European Union, we could face significant legal and financial exposure to claims of governmental agencies and parties whose privacy is compromised, including sizable fines and penalties. The primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure. A significant and extended disruption could damage our business or reputation; cause a loss of revenue; have an adverse effect on tenant relations; cause an unintended or unauthorized public disclosure; or lead to the misappropriation of proprietary, personal identifying and confidential information; all of which could result in us incurring significant expenses to address and remediate or otherwise resolve these kinds of issues. In addition, the insurance we maintain that is intended to cover some of these risks may not be sufficient to cover the losses from any future breaches of our systems. We have implemented processes, procedures, and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident. The release of confidential information may also lead to litigation or other proceedings against us by affected individuals, business partners and/or regulators, and the outcome of such proceedings, which could include losses, penalties, fines, injunctions, expenses, and charges recorded against our earnings and cause us reputational harm, could have a material and adverse effect on our business, financial position, or results of operations.

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

•
our Board, in its sole discretion, determines the amount and timing of any future dividend payments to our stockholders based on a number of factors, therefore our dividend levels are not guaranteed and may fluctuate; and

•
the amount of dividends that our subsidiaries may distribute to us may be subject to restrictions imposed by state law or regulators, as well as the terms of any current or future indebtedness that these subsidiaries may incur.

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

W. P. Carey 2018 10-K – 17

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

W. P. Carey 2018 10-K – 18

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

Because we are required to satisfy numerous requirements imposed upon REITs, we may be required to borrow funds, sell assets, or raise equity on terms that are not favorable to us.

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

W. P. Carey 2018 10-K – 19

income or gains resulting from such hedges or expose us to greater interest rate risks than we would otherwise want to bear. In addition, losses in any of our TRSs generally will not provide any tax benefit, except for being carried forward for use against future taxable income in the TRSs.

We use TRSs, which may cause us to fail to qualify as a REIT.

To qualify as a REIT for federal income tax purposes, we hold our non-qualifying REIT assets and conduct our non-qualifying REIT income activities in or through one or more TRSs. The net income of our TRSs is not required to be distributed to us and income that is not distributed to us will generally not be subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our TRS interests and certain other non-qualifying assets to exceed 20% of the fair market value of our assets, we would lose tax efficiency and could potentially fail to qualify as a REIT.

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

Even if we qualify for taxation as a REIT, we may be subject to certain (i) federal, state, local, and foreign taxes on our income and assets (including alternative minimum taxes for taxable years ending prior to January 1, 2018); (ii) taxes on any undistributed income and state, local, or foreign income; and (iii) franchise, property, and transfer taxes. In addition, we could be required to pay an excise or penalty tax under certain circumstances in order to utilize one or more relief provisions under the Internal Revenue Code to maintain qualification for taxation as a REIT, which could be significant in amount.

W. P. Carey 2018 10-K – 20

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

•	allows for an immediate 100% deduction of the cost of certain capital asset investments (generally excluding real estate assets), subject to a phase-down of the deduction percentage over time;

•	changes the recovery periods for certain real property and building improvements (e.g., 30 years (previously 40 years) for residential real property);

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

W. P. Carey 2018 10-K – 21

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

•
generally allows a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income), generally resulting in a maximum effective federal income tax rate applicable to such dividends of 29.6% compared to 37% (excluding, in each case, the 3.8% Medicare tax on net investment income), although regulations may restrict the ability to claim this deduction for non-corporate shareholders depending upon their holding period in our stock; and

•
limits certain deductions for individuals, including deductions for state and local income taxes, and eliminates deductions for miscellaneous itemized deductions (including certain investment expenses).

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

Risks Related to a Potential Umbrella Partnership Real Estate Investment Trust (“UPREIT”) Reorganization

The UPREIT structure will make us dependent on distributions from the Operating Partnership.

As previously announced, we may reorganize into an UPREIT (the “UPREIT Reorganization”), in connection with which we will convert WPC Holdco LLC, our directly wholly-owned subsidiary that currently holds substantially all of our assets, into a limited partnership (the “Operating Partnership”). Following the consummation of the UPREIT Reorganization, we will own all or substantially all of the equity interests in the Operating Partnership, including all of the non-economic equity interests of the general partner thereof, and the Operating Partnership will own substantially all of the assets that we owned prior to the UPREIT Reorganization. Since we expect to conduct our operations generally through the Operating Partnership following the UPREIT Reorganization, our ability to service debt obligations and pay dividends will be entirely dependent upon the earnings and cash flows of the Operating Partnership and the ability of the Operating Partnership to make distributions to us.

It is possible that factors outside our control could result in the UPREIT Reorganization being completed at a later time, or not at all, or that our board of directors may, in their sole discretion and without any prior written notice, cancel, delay or modify the UPREIT Reorganization at any time for any reason.

Adoption of the UPREIT structure could inhibit us from selling properties or retiring debt that would otherwise be in our best interest and the best interest of our stockholders.

One of the benefits of the UPREIT structure is that sellers of property may contribute their properties to the Operating Partnership in exchange for limited partnership units in the Operating Partnership, which allows such sellers to realize certain

W. P. Carey 2018 10-K – 22

tax benefits that are not available if we acquired the properties directly for cash or shares of our common stock. In order to ensure such tax-deferred contributions, sellers of properties may require us to agree to maintain a certain level of minimum debt at the Operating Partnership level and refrain from selling such properties for a period of time. Agreeing to certain of these restrictions, therefore, could inhibit us from selling properties or retiring debt that would otherwise be in our best interest and the best interest of our stockholders.

Our interest in the Operating Partnership may be diluted upon the issuance of additional limited partnership units of the Operating Partnership.

Upon the issuance of limited partnership units of the Operating Partnership in connection with future property contributions or as a form of employee compensation, our interest (and therefore the interest of our stockholders) in the assets of the Operating Partnership will be diluted. This dilutive effect would remain if limited partnership units were redeemed or exchanged for shares of our common stock (although our interest in the Operating Partnership will increase if limited partnership units are redeemed for cash). The dilutive effect from property contributions in exchange for limited partnership units of the Operating Partnership is comparable to that from sales of shares of our common stock to fund acquisitions.

The UPREIT structure could lead to potential conflicts of interest.

As the ultimate owner of the general partner of the Operating Partnership, upon the admission of additional limited partners to the Operating Partnership, we may owe a fiduciary obligation to the limited partners under applicable law. In most cases, the interests of the other partners would coincide with our interests and the interests of our stockholders because (i) we would own a majority of the interests in the Operating Partnership and (ii) the other partners will generally receive shares of our common stock upon redemption of their limited partnership units of the Operating Partnership. Nevertheless, under certain circumstances, the interests of the other partners might conflict with our interests and the interests of our stockholders. We currently expect that the operating partnership agreement of the Operating Partnership will provide that in the event of a conflict in the duties owed by us to our stockholders and the fiduciary duties owed by us to the limited partners, we will fulfill our fiduciary duties to the limited partners by acting in the best interests of our company.

In addition, our directors and officers have duties to us and our stockholders under Maryland law. At the same time, as the ultimate general partner of the Operating Partnership, we will have fiduciary duties to the limited partners in the Operating Partnership and to the other members in connection with our management of the Operating Partnership. The duties of our officers and directors in relation to us and our duties as the ultimate owner of the general partner in these two roles may conflict.

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

W. P. Carey 2018 10-K – 23

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NYSE under the ticker symbol “WPC.” At February 15, 2019 there were 10,409 registered holders of record of our common stock. This figure does not reflect the beneficial ownership of shares of our common stock.

Stock Price Performance Graph

The graph below provides an indicator of cumulative total stockholder returns for our common stock for the period December 31, 2013 to December 31, 2018, as compared with the S&P 500 Index and the FTSE NAREIT Equity REITs Index. The graph assumes a $100 investment on December 31, 2013, together with the reinvestment of all dividends.

	At December 31,
	2013	2014	2015	2016	2017	2018
W. P. Carey Inc.	$100.00	$120.90	$108.33	$115.41	$142.91	$144.33
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33
FTSE NAREIT Equity REITs Index	100.00	130.14	134.30	145.74	153.36	146.27

The stock price performance included in this graph is not indicative of future stock price performance.

We currently intend to continue paying cash dividends consistent with our historical practice; however, our Board determines the amount and timing of any future dividend payments to our stockholders based on a variety of factors.

Securities Authorized for Issuance Under Equity Compensation Plans

This information will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

W. P. Carey 2018 10-K – 24

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share data):

	Years Ended December 31,
	2018	2017	2016	2015	2014
Operating Data
Revenues (a)	$885,732	$848,302	$941,533	$938,383	$908,446
Net income (a) (b) (c) (d)	424,341	285,083	274,807	185,227	246,069
Net income attributable to noncontrolling interests (a)	(12,775)	(7,794)	(7,060)	(12,969)	(6,385)
Net loss attributable to redeemable noncontrolling interest	—	—	—	—	142
Net income attributable to W. P. Carey (a) (b) (c) (d)	411,566	277,289	267,747	172,258	239,826

Basic earnings per share (e)	3.50	2.56	2.50	1.62	2.42
Diluted earnings per share (e)	3.49	2.56	2.49	1.61	2.39

Cash dividends declared per share	4.0900	4.0100	3.9292	3.8261	3.6850
Balance Sheet Data
Total assets	$14,183,039	$8,231,402	$8,453,954	$8,742,089	$8,641,029
Net investments in real estate	11,928,854	6,703,715	6,781,900	7,229,873	7,190,507
Senior Unsecured Notes, net	3,554,470	2,474,661	1,807,200	1,476,084	494,231
Senior credit facilities	91,563	605,129	926,693	734,704	1,056,648
Non-recourse mortgages, net	2,732,658	1,185,477	1,706,921	2,269,421	2,530,217

__________

(a)	The year ended December 31, 2018, reflects the impact of the CPA:17 Merger, which was completed on October 31, 2018 (Note 3).

(b)	The year ended December 31, 2014 includes income from discontinued operations totaling $33.3 million and $33.5 million within Net income and Net income attributable to W. P. Carey, respectively.

(c)
Amount for the year ended December 31, 2018 includes a Gain on change in control of interests of $47.8 million recognized in connection with the CPA:17 Merger (Note 3). Amount for the year ended December 31, 2014 includes a Gain on change in control of interests of $105.9 million recognized in connection with our merger with a former affiliate, Corporate Property Associates 16 – Global Incorporated, on January 31, 2014.

(d)	Amounts from year to year will not be comparable primarily due to fluctuations in gains/losses recognized on the sale of real estate and impairment charges.

(e)
The year ended December 31, 2014 includes income from discontinued operations attributable to W. P. Carey of $0.34 and $0.33 within basic earnings per share and diluted earnings per share, respectively.

W. P. Carey 2018 10-K – 25

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

Business Overview

We are a diversified net lease REIT with a portfolio of operationally-critical, commercial real estate that includes 1,163 net lease properties covering approximately 131.0 million square feet and 48 operating properties as of December 31, 2018. We invest in high-quality single tenant industrial, warehouse, office, and retail properties subject to long-term leases with built-in rent escalators. Our portfolio is located primarily in the United States and Northern and Western Europe, and we believe it is well-diversified by tenant, property type, geographic location, and tenant industry.

We also earn fees and other income by managing the portfolios of the Managed Programs through our investment management business. In June 2017, we exited non-traded retail fundraising activities carried out by our wholly-owned broker-dealer subsidiary, Carey Financial. We currently expect to continue to manage all existing Managed Programs through the end of their respective natural life cycles (Note 1).

Significant Development

CPA:17 Merger

On June 17, 2018, we and certain of our subsidiaries entered into a merger agreement with CPA:17 – Global, pursuant to which, CPA:17 – Global would merge with and into one of our wholly-owned subsidiaries in exchange for shares of our common stock. The CPA:17 Merger and related transactions were approved by our stockholders and the stockholders of CPA:17 – Global on October 29, 2018 and completed on October 31, 2018 (Note 3).

Financial Highlights

During the year ended December 31, 2018, we completed the following (as further described in the consolidated financial statements):

Real Estate

CPA:17 Merger

On October 31, 2018, we completed the CPA:17 Merger (Note 3).

•
We acquired full or partial ownership interests in 410 properties in the CPA:17 Merger (including 137 properties in which we already owned a partial ownership interest), substantially all of which were triple-net leased with a weighted-average lease term of 11.0 years, an occupancy rate of 97.4%, and an estimated ABR totaling $364.4 million. We also acquired 44 self-storage operating properties (including seven self-storage properties accounted for under the equity method) and one hotel operating property totaling 3.1 million square feet.

•	We issued 53,849,087 shares of our common stock to CPA:17 – Global stockholders as part of the merger consideration of approximately $3.6 billion.

•	Lease revenues and operating property revenues from properties acquired in the CPA:17 Merger were $52.8 million and $8.0 million, respectively, for the year ended December 31, 2018.

•
We recognized a Gain on change in control of interests of $47.8 million in connection with the CPA:17 Merger during the year ended December 31, 2018, of which $18.8 million was attributable to our Real Estate segment and $29.0 million was attributable to our Investment Management segment.

W. P. Carey 2018 10-K – 26

Investments

•
We acquired 15 investments totaling $806.9 million, including a property valued at $85.5 million that was swapped in exchange for 23 properties leased to the same tenant in a nonmonetary transaction (Note 5)

•	We completed nine construction projects at a cost totaling $102.5 million. Construction projects include build-to-suit, expansion, and renovation projects (Note 5).

•
We committed to fund an aggregate of $19.6 million (based on the exchange rate of the euro at December 31, 2018) for an expansion project at a warehouse facility in Rotterdam, the Netherlands. We currently expect to complete the project in the third quarter of 2019 (Note 5).

•
We committed to fund an aggregate of $75.0 million for a build-to-suit project in San Antonio, Texas. Commencement of the project is contingent upon securing certain building plans and permits. We currently expect to complete the project in the second quarter of 2020 (Note 5).

•
We entered into a joint venture investment to acquire a 90% interest in two self-storage properties for an aggregate amount of $19.9 million, with our portion of the investment totaling $17.9 million. This transaction was accounted for as an equity method investment (Note 8). This acquisition was initiated by CPA:17 – Global prior to, and completed by us subsequent to, the CPA:17 Merger, in which we acquired seven other self-storage properties related to this investment.

Dispositions

•
As part of our active capital recycling program, we sold 49 properties for total proceeds of $431.6 million, net of selling costs, including the sale of one of our hotel operating properties in April 2018 (Note 17).

•
We completed a nonmonetary transaction, in which we disposed of 23 properties in exchange for the acquisition of one property leased to the same tenant (described above). This swap was recorded based on the fair value of the property acquired of $85.5 million (Note 17).

Financing and Capital Markets Transactions

•
On March 6, 2018, we completed a public offering of €500.0 million of 2.125% Senior Notes due 2027, at a price of 99.324% of par value, issued by our wholly owned finance subsidiary, WPC Eurobond B.V., and fully and unconditionally guaranteed by us. These 2.125% Senior Notes due 2027 have a nine-year term and are scheduled to mature on April 15, 2027 (Note 11).

•
On October 9, 2018, we completed a public offering of €500.0 million of 2.250% Senior Notes due 2026, at a price of 99.252% of par value, issued by our wholly owned finance subsidiary, WPC Eurobond B.V., and fully and unconditionally guaranteed by us. These 2.250% Senior Notes due 2026 have a 7.5-year term and are scheduled to mature on April 9, 2026 (Note 11).

•
On March 7, 2018, we repaid and terminated our Unsecured Term Loans in full for €325.0 million (equivalent to $403.6 million), using a portion of the proceeds from the issuance of the 2.125% Senior Notes due 2027. The aggregate principal amount (of revolving and term loans) available under the Credit Agreement may be increased up to an amount not to exceed the U.S. dollar equivalent of $2.35 billion (Note 11).

•
We repaid at maturity or prepaid $251.5 million of non-recourse mortgage loans with a weighted-average interest rate of 3.9% (Note 11). As a result of paying off certain non-recourse mortgage loans since January 1, 2017, our weighted-average interest rate decreased from 3.6% during the year ended December 31, 2017 to 3.4% during the year ended December 31, 2018.

•
We issued 4,229,285 shares of our common stock under our ATM program at a weighted-average price of $69.03 per share for net proceeds of $287.5 million (Note 14). See Note 20 for a discussion of activity under our ATM program since December 31, 2018.

Investment Management

As of December 31, 2018, we managed total assets of approximately $7.6 billion on behalf of CPA:18 – Global, CWI 1, CWI 2, and CESH. Upon completion of the CPA:17 Merger (Note 3), we ceased earning advisory fees and other income previously earned when we served as advisor to CPA:17 – Global. During 2018, through the date of the CPA:17 Merger, such fees and other income from CPA:17 – Global totaled $58.8 million.

W. P. Carey 2018 10-K – 27

Investment Transactions

We structured new investments on behalf of the Managed Programs totaling $427.3 million, from which we earned $19.9 million in structuring revenue:

•
CPA:18 – Global: we structured ten new investments and one increase in a funding commitment related to student housing development projects for $369.9 million. Approximately $299.7 million was invested internationally and $70.2 million was invested in the United States.

•	CPA:17 – Global: we structured one investment in a portfolio of domestic self-storage properties for $57.4 million.

Since we have exited non-traded retail fundraising activities (Note 1) and the funds we raised for the Managed Programs in their public offerings are all fully invested, and in light of the completion of the CPA:17 Merger (Note 3), we expect to structure fewer investments on behalf of the Managed Programs going forward.

We also arranged mortgage financing totaling $353.7 million for the Managed Programs, from which we earned $0.9 million in structuring revenue.

Dividends to Stockholders

We declared cash dividends totaling $4.090 per share, comprised of four quarterly dividends per share of $1.015, $1.020, $1.025, and $1.030.

W. P. Carey 2018 10-K – 28

Consolidated Results

(in thousands, except shares)

	Years Ended December 31,
	2018	2017	2016
Revenues from Real Estate	$779,125	$687,208	$755,364
Reimbursable tenant costs	28,076	21,524	25,438
Revenues from Real Estate (excluding reimbursable tenant costs)	751,049	665,684	729,926

Revenues from Investment Management	106,607	161,094	186,169
Reimbursable costs from affiliates	21,925	51,445	66,433
Revenues from Investment Management (excluding reimbursable costs from affiliates)	84,682	109,649	119,736

Total revenues	885,732	848,302	941,533
Total reimbursable costs	50,001	72,969	91,871
Total revenues (excluding reimbursable costs)	835,731	775,333	849,662

Net income from Real Estate attributable to W. P. Carey	307,236	192,139	202,557
Net income from Investment Management attributable to W. P. Carey	104,330	85,150	65,190
Net income attributable to W. P. Carey	411,566	277,289	267,747

Dividends declared	502,819	433,834	420,998

Net cash provided by operating activities (a)	509,166	520,659	546,797
Net cash (used in) provided by investing activities (a)	(266,132)	214,238	(284,741)
Net cash used in financing activities (a)	(24,292)	(745,466)	(282,023)

Supplemental financial measures (b):
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Real Estate	516,502	456,865	463,411
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Investment Management	118,084	116,114	84,286
Adjusted funds from operations attributable to W. P. Carey (AFFO)	634,586	572,979	547,697

Diluted weighted-average shares outstanding (c)	117,706,445	108,035,971	107,073,203
__________

(a)
On January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2016-15 and ASU 2016-18, which revised how certain items are presented in the consolidated statements of cash flows. As a result of adopting this guidance, we retrospectively revised Net cash provided by operating activities, Net cash (used in) provided by investing activities, and Net cash provided by (used in) financing activities within our consolidated statements of cash flows for the years ended December 31, 2017 and 2016, as described in Note 2.

(b)
We consider Adjusted funds from operations (“AFFO”), a supplemental measure that is not defined by GAAP (a “non-GAAP measure”), to be an important measure in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

(c)
Amount for the year ended December 31, 2018 includes the dilutive impact of the 53,849,087 shares of our common stock issued to stockholders of CPA:17 – Global in connection with the CPA:17 Merger on October 31, 2018 (Note 3).

W. P. Carey 2018 10-K – 29

Revenues and Net Income Attributable to W. P. Carey

2018 vs. 2017 — Total revenues increased in 2018 as compared to 2017, primarily due to higher revenues within our Real Estate segment, partially offset by lower revenues within our Investment Management segment. Real Estate revenue increased due to an increase in lease revenues, primarily from the properties we acquired in the CPA:17 Merger on October 31, 2018 (Note 3) and other property acquisition activity, partially offset by the impact of property dispositions. Investment Management revenue decreased primarily due to a decrease in reimbursable costs from affiliates and dealer manager fees due to our exit from non-traded retail fundraising activities in June 2017 (Note 1) and a decrease in structuring revenue resulting from lower investment volume for the Managed Programs during 2018 since they are all fully invested.

Net income attributable to W. P. Carey increased significantly in 2018 as compared to 2017, primarily due to a higher aggregate gain on sale of real estate (Note 17), a gain on change in control of interests recognized in connection with the CPA:17 Merger (Note 3), and higher revenues within our Real Estate segment during 2018 as compared to 2017. These increases are partially offset by merger expenses recognized in 2018 related to the CPA:17 Merger (Note 3), higher interest expense (primarily related to non-recourse mortgage loans assumed by us in the CPA:17 Merger), and lower revenues within our Investment Management segment during 2018 as compared to 2017.

2017 vs. 2016 — Total revenues decreased in 2017 as compared to 2016, due to decreases within both our Real Estate and Investment Management segments. Real Estate revenue declined primarily due to a decrease in lease revenues as a result of dispositions of properties since January 1, 2016 (Note 17), as well as higher lease termination income recognized during 2016, which was primarily related to a domestic property sold in February 2016. Investment Management revenue decreased primarily due to a decrease in structuring revenue due to lower investment volume for the Managed Programs during 2017 and a decrease in dealer manager fees due to our exit from non-traded retail fundraising activities in June 2017 (Note 1), partially offset by an increase in asset management revenue as a result of growth in assets under management for the Managed Programs.

Net income attributable to W. P. Carey increased in 2017 as compared to 2016, primarily due to lower interest expense and general and administrative expenses during 2017 as compared to 2016. During 2016, we recognized impairment charges on certain international properties (Note 9), as well as a related offsetting deferred tax benefit on those impairment charges, which reduced Net income attributable to W. P. Carey for that year. During 2016, we also recognized one-time restructuring and other compensation expenses, consisting primarily of severance costs, related to the reduction-in-force (“RIF”) (Note 13), that we implemented in March of that year, as well as an allowance for credit losses on a direct financing lease (Note 6). These increases to earnings were partially offset by lower aggregate gain on sale of real estate, as well as decreases in Real Estate and Investment Management revenues. During 2017, we also recognized non-recurring restructuring expenses, primarily comprised of severance costs, related to our exit from non-traded retail fundraising activities (Note 13).

Net Cash Provided by Operating Activities

2018 vs. 2017 — Net cash provided by operating activities decreased in 2018 as compared to 2017, primarily due to merger expenses recognized in 2018 related to the CPA:17 Merger (Note 3), a decrease in structuring revenue received from the Managed Programs as a result of their lower investment volume during 2018, an increase in interest expense, and a decrease in cash flow as a result of property dispositions during 2017 and 2018. These decreases were partially offset by an increase in cash flow generated from properties acquired during 2017 and 2018, including properties acquired in the CPA:17 Merger (Note 3).

2017 vs. 2016 —Net cash provided by operating activities decreased in 2017 as compared to 2016, primarily due to the lease termination income received in connection with the sale of a property during 2016, our receipt of asset management fees and structuring revenue in shares of common stock of certain of the Managed Programs rather than cash during 2017 (Note 4), and a decrease in operating cash flow as a result of property dispositions during 2016 and 2017. These decreases were partially offset by an increase in operating cash flow generated from properties acquired during 2016 and 2017, a decrease in interest expense, and lower general and administrative expenses in 2017.

AFFO

2018 vs. 2017 — AFFO increased in 2018 as compared to 2017, primarily due to higher lease revenues and lower general and administrative expenses, partially offset by lower Investment Management revenue and higher interest expense.

W. P. Carey 2018 10-K – 30

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

Portfolio Overview

Our portfolio is comprised of operationally-critical, commercial real estate assets net leased to tenants located primarily in the United States and Northern and Western Europe. We invest in high-quality single tenant industrial, warehouse, office, and retail properties subject to long-term leases with built-in rent escalators. Portfolio information is provided on a pro rata basis, unless otherwise noted below, to better illustrate the economic impact of our various net-leased jointly owned investments. See Terms and Definitions below for a description of pro rata amounts.

Portfolio Summary

	As of December 31,
	2018	2017	2016
Number of net-leased properties (a)	1,163	887	903
Number of operating properties (b)	48	2	2
Number of tenants (net-leased properties)	304	210	217
Total square footage (net-leased properties, in thousands) (c)	130,956	84,899	87,866
Occupancy (net-leased properties)	98.3%	99.8%	99.1%
Weighted-average lease term (net-leased properties, in years)	10.2	9.6	9.7
Number of countries (d)	25	17	19
Total assets (in thousands)	$14,183,039	$8,231,402	$8,453,954
Net investments in real estate (in thousands)	11,928,854	6,703,715	6,781,900

	Years Ended December 31,
	2018	2017	2016
Acquisition volume (in millions) (e)	824.8	31.8	530.3
Construction projects completed (in millions) (f)	102.5	65.4	13.8
Net proceeds from dispositions (in millions) (g)	517.2	188.0	632.1
Average U.S. dollar/euro exchange rate	1.1813	1.1292	1.1067
Average U.S. dollar/British pound sterling exchange rate	1.3356	1.2882	1.3558
Change in the U.S. CPI (h)	1.9%	2.1%	2.0%
Change in the Germany CPI (h)	1.7%	1.7%	1.7%
Change in the Poland CPI (h)	1.2%	2.2%	0.9%
Change in the Spain CPI (h)	1.2%	1.1%	1.6%
Change in the Netherlands CPI (h)	1.9%	1.3%	0.7%

__________

(a)	We acquired 273 net-leased properties (in which we did not already have an ownership interest) in the CPA:17 Merger in October 2018 (Note 3).

(b)
At December 31, 2018, operating properties consisted of 46 self-storage properties, with an average occupancy of 85.2% at that date, and two hotel properties, with an average occupancy of 74.6% for the year ended December 31, 2018. We acquired 44 self-storage properties and one hotel in the CPA:17 Merger in October 2018 (Note 3), and we acquired two self-storage properties in November 2018 (Note 8). We also sold a hotel in April 2018 (Note 17). At both December 31, 2017 and 2016, operating properties consisted of two hotel properties.

(c)	Excludes total square footage of 3.4 million for our operating properties at December 31, 2018.

W. P. Carey 2018 10-K – 31

(d)
We acquired investments in Croatia, the Czech Republic, Estonia, Italy, Latvia, Lithuania, and Slovakia in connection with the CPA:17 Merger in October 2018 (Note 3). We also acquired investments in Denmark and Portugal during 2018 (Note 5). We sold all of our investments in Australia during 2018 (Note 17). We sold all of our investments in Malaysia and Thailand during 2017 (Note 17).

(e)
Amount for 2018 excludes properties acquired in the CPA:17 Merger (Note 3). Amount for 2018 includes a property valued at $85.5 million that was acquired in exchange for 23 properties leased to the same tenant in a nonmonetary transaction (Note 5). Amount for 2018 includes the acquisition of an equity interest in two self-storage properties for $17.9 million (Note 8). Amount for 2018 excludes $3.2 million of funding for improvements at a portfolio of properties acquired during that year (Note 5).

(f)	Amount for 2017 includes projects that were partially completed in 2016.

(g)
Amount for 2018 includes 23 properties valued at $85.5 million that were disposed of in exchange for a property leased to the same tenant, as referenced in footnote (e) above (Note 5). Amount for 2017 includes two properties, with an outstanding balance of $28.1 million on the related non-recourse mortgage loan, that were transferred to the mortgage lender (Note 17). Amount for 2016 includes three properties, with an aggregate outstanding balance of $89.8 million on the related non-recourse mortgage loans, that were transferred to the mortgage lender or foreclosed upon (Note 17).

(h)	Many of our lease agreements include contractual increases indexed to changes in the CPI or similar indices in the jurisdictions in which the properties are located.

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at December 31, 2018 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Description	Number of Properties	ABR	ABR Percent	Weighted-Average Lease Term (Years)
U-Haul Moving Partners Inc. and Mercury Partners, LP	Net lease self-storage properties in the U.S.	78	$36,008	3.4%	5.3
Hellweg Die Profi-Baumärkte GmbH & Co. KG (a)	Do-it-yourself retail properties in Germany	44	35,028	3.3%	18.2
State of Andalucia (a)	Government office properties in Spain	70	28,288	2.6%	16.0
The New York Times Company (b)	Media headquarters in New York City	1	27,656	2.6%	5.2
Metro Cash & Carry Italia S.p.A. (a)	Business-to-business wholesale stores in Italy and Germany	20	27,506	2.6%	8.3
Pendragon PLC (a)	Automotive dealerships in the United Kingdom	70	21,640	2.0%	11.3
Marriott Corporation	Net lease hotel properties in the U.S.	18	20,065	1.9%	4.9
Nord Anglia Education, Inc.	K-12 private schools in the U.S.	3	18,419	1.7%	24.7
Advance Auto Parts, Inc.	Distribution facilities in the U.S.	30	18,345	1.7%	14.1
Forterra, Inc. (a) (c)	Industrial properties in the U.S. and Canada	27	17,990	1.7%	24.5
Total		361	$250,945	23.5%	12.5
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

(b)	In January 2018, the tenant exercised its option to repurchase the property that it is leasing in the fourth quarter of 2019. There can be no assurance that such repurchase will be completed (Note 6).

(c)	Of the 27 properties leased to Forterra, Inc., 25 are located in the United States and two are located in Canada.

W. P. Carey 2018 10-K – 32

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
United States
South
Texas	$94,648	8.9%	10,807	8.2%
Florida	41,135	3.8%	3,770	2.9%
Georgia	28,784	2.7%	4,024	3.1%
Tennessee	16,103	1.5%	2,445	1.9%
Alabama	13,859	1.3%	2,259	1.7%
Other (b)	12,279	1.2%	2,258	1.7%
Total South	206,808	19.4%	25,563	19.5%
East
New York	34,583	3.2%	1,769	1.3%
North Carolina	27,543	2.6%	6,490	5.0%
Massachusetts	20,759	2.0%	1,397	1.1%
New Jersey	19,096	1.8%	1,100	0.8%
Pennsylvania	15,673	1.5%	2,578	2.0%
Virginia	13,214	1.2%	1,430	1.1%
South Carolina	11,843	1.1%	3,158	2.4%
Kentucky	10,890	1.0%	3,063	2.3%
Other (b)	19,903	1.9%	2,768	2.1%
Total East	173,504	16.3%	23,753	18.1%
Midwest
Illinois	46,324	4.3%	5,547	4.2%
Minnesota	26,749	2.5%	2,451	1.9%
Indiana	17,540	1.6%	2,827	2.1%
Michigan	13,624	1.3%	2,073	1.6%
Ohio	13,460	1.3%	3,036	2.3%
Wisconsin	13,355	1.3%	3,125	2.4%
Other (b)	26,100	2.4%	4,703	3.6%
Total Midwest	157,152	14.7%	23,762	18.1%
West
California	56,632	5.3%	4,679	3.6%
Arizona	36,776	3.5%	3,652	2.8%
Colorado	11,145	1.0%	1,008	0.8%
Other (b)	34,194	3.2%	3,675	2.8%
Total West	138,747	13.0%	13,014	10.0%
United States Total	676,211	63.4%	86,092	65.7%
International
Germany	64,522	6.1%	6,922	5.3%
Poland	50,302	4.7%	6,932	5.3%
Spain	48,960	4.6%	4,226	3.2%
The Netherlands	47,336	4.4%	6,306	4.8%
United Kingdom	38,389	3.6%	2,924	2.3%
Italy	25,869	2.4%	2,386	1.8%
France	15,926	1.5%	1,429	1.1%
Denmark	12,091	1.1%	1,987	1.5%
Croatia	11,577	1.1%	1,856	1.4%
Finland	11,479	1.1%	949	0.7%
Canada	11,290	1.1%	1,817	1.4%
Lithuania	10,829	1.0%	1,640	1.3%
Other (c)	41,504	3.9%	5,490	4.2%
International Total	390,074	36.6%	44,864	34.3%
Total	$1,066,285	100.0%	130,956	100.0%

W. P. Carey 2018 10-K – 33

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
Office	$271,731	25.5%	17,156	13.1%
Industrial	247,880	23.2%	44,420	33.9%
Warehouse	220,470	20.7%	41,208	31.5%
Retail (d)	189,878	17.8%	18,612	14.2%
Other (e)	136,326	12.8%	9,560	7.3%
Total	$1,066,285	100.0%	130,956	100.0%
__________

(a)	Includes square footage for any vacant properties.

(b)
Other properties within South include assets in Louisiana, Arkansas, Oklahoma, and Mississippi. Other properties within East include assets in Maryland, Connecticut, New Hampshire, West Virginia, and Maine. Other properties within Midwest include assets in Missouri, Kansas, Nebraska, Iowa, South Dakota, and North Dakota. Other properties within West include assets in Nevada, Washington, Utah, Oregon, New Mexico, Wyoming, Montana, and Alaska.

(c)	Includes assets in Norway, Hungary, Mexico, Austria, Portugal, Japan, the Czech Republic, Slovakia, Latvia, Sweden, Belgium, and Estonia.

(d)	Includes automotive dealerships.

(e)	Includes ABR from tenants with the following property types: education facility, self storage (net lease), hotel (net lease), fitness facility, laboratory, theater, and student housing (net lease).

W. P. Carey 2018 10-K – 34

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	ABR Percent	Square Footage	Square Footage Percent
Retail Stores (a)	$222,710	20.9%	28,934	22.1%
Consumer Services	90,340	8.5%	6,628	5.1%
Automotive	68,801	6.5%	11,733	9.0%
Cargo Transportation	57,001	5.3%	9,239	7.0%
Business Services	56,659	5.3%	5,075	3.9%
Grocery	52,422	4.9%	6,695	5.1%
Healthcare and Pharmaceuticals	46,499	4.4%	3,728	2.8%
Hotel, Gaming, and Leisure	44,665	4.2%	2,550	1.9%
Media: Advertising, Printing, and Publishing	42,968	4.0%	2,292	1.7%
Sovereign and Public Finance	41,289	3.9%	3,364	2.6%
Construction and Building	41,109	3.9%	7,673	5.9%
Capital Equipment	35,965	3.4%	5,882	4.5%
Containers, Packaging, and Glass	35,678	3.3%	6,527	5.0%
Beverage, Food, and Tobacco	28,821	2.7%	4,164	3.2%
High Tech Industries	27,141	2.5%	2,921	2.2%
Insurance	24,252	2.3%	1,759	1.3%
Banking	19,088	1.8%	1,247	1.0%
Telecommunications	18,713	1.8%	1,736	1.3%
Non-Durable Consumer Goods	16,912	1.6%	4,731	3.6%
Durable Consumer Goods	16,131	1.4%	3,502	2.7%
Aerospace and Defense	13,313	1.2%	1,279	1.0%
Media: Broadcasting and Subscription	12,648	1.2%	784	0.6%
Wholesale	12,350	1.2%	1,932	1.5%
Chemicals, Plastics, and Rubber	11,846	1.1%	1,403	1.1%
Other (b)	28,964	2.7%	5,178	3.9%
Total	$1,066,285	100.0%	130,956	100.0%
__________

(a)	Includes automotive dealerships.

(b)
Includes ABR from tenants in the following industries: metals and mining, oil and gas, environmental industries, electricity, consumer transportation, forest products and paper, real estate, and finance. Also includes square footage for vacant properties.

W. P. Carey 2018 10-K – 35

Lease Expirations
(in thousands, except percentages and number of leases)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage	Square Footage Percent
2019	19	16	$16,611	1.6%	1,142	0.9%
2020	28	25	23,787	2.2%	2,361	1.8%
2021	80	23	37,439	3.5%	4,833	3.7%
2022	42	31	74,638	7.0%	9,591	7.3%
2023	29	27	49,561	4.6%	6,351	4.9%
2024 (b)	52	32	134,454	12.6%	14,535	11.1%
2025	57	25	54,770	5.1%	7,046	5.4%
2026	30	18	45,632	4.3%	7,068	5.4%
2027	47	28	73,443	6.9%	8,582	6.6%
2028	43	25	66,861	6.3%	6,794	5.2%
2029	28	16	32,139	3.0%	4,120	3.1%
2030	34	22	77,696	7.3%	7,900	6.0%
2031	62	12	58,203	5.5%	6,304	4.8%
2032	39	17	48,193	4.5%	7,493	5.7%
Thereafter (>2032)	109	62	272,858	25.6%	34,546	26.4%
Vacant	—	—	—	—%	2,290	1.7%
Total	699		$1,066,285	100.0%	130,956	100.0%
__________

(a)	Assumes tenants do not exercise any renewal options or purchase options.

(b)
Includes ABR of $27.7 million from a tenant (The New York Times Company) that in January 2018 exercised its option to repurchase the property it is leasing in the fourth quarter of 2019. There can be no assurance that such repurchase will be completed (Note 6).

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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties, net of receivable reserves as determined by GAAP, and reflects exchange rates as of December 31, 2018. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

W. P. Carey 2018 10-K – 36

Results of Operations

We operate in two reportable segments: Real Estate and Investment Management. We evaluate our results of operations with a primary focus on increasing and enhancing the value, quality, and number of properties in our Real Estate segment. We focus our efforts on accretive investing and improving portfolio quality through re-leasing efforts, including negotiation of lease renewals, or selectively selling assets in order to increase value in our real estate portfolio. Through our Investment Management segment, we will continue to earn fees and other income from the management of the portfolios of the remaining Managed Programs until those programs reach the end of their respective life cycles.

Real Estate

The following table presents the comparative results of our Real Estate segment (in thousands):

	Years Ended December 31,
	2018	2017	Change	2017	2016	Change
Revenues
Lease revenues	$716,422	$630,373	$86,049	$630,373	$663,463	$(33,090)
Reimbursable tenant costs	28,076	21,524	6,552	21,524	25,438	(3,914)
Operating property revenues	28,072	30,562	(2,490)	30,562	30,767	(205)
Lease termination income and other	6,555	4,749	1,806	4,749	35,696	(30,947)
	779,125	687,208	91,917	687,208	755,364	(68,156)
Operating Expenses
Depreciation and amortization:
Net-leased properties	277,151	243,867	33,284	243,867	266,637	(22,770)
Operating properties	9,021	4,276	4,745	4,276	4,238	38
Corporate depreciation and amortization	1,289	1,289	—	1,289	1,399	(110)
	287,461	249,432	38,029	249,432	272,274	(22,842)
Property expenses:
Reimbursable tenant costs	28,076	21,524	6,552	21,524	25,438	(3,914)
Net-leased properties	22,773	17,330	5,443	17,330	26,804	(9,474)
Operating properties	20,150	23,426	(3,276)	23,426	22,627	799
	70,999	62,280	8,719	62,280	74,869	(12,589)
General and administrative	47,210	39,002	8,208	39,002	34,591	4,411
Merger and other expenses	41,426	605	40,821	605	2,993	(2,388)
Stock-based compensation expense	10,450	6,960	3,490	6,960	5,224	1,736
Impairment charges	4,790	2,769	2,021	2,769	59,303	(56,534)
Restructuring and other compensation	—	—	—	—	4,413	(4,413)
	462,336	361,048	101,288	361,048	453,667	(92,619)
Other Income and Expenses
Interest expense	(178,375)	(165,775)	(12,600)	(165,775)	(183,409)	17,634
Gain on sale of real estate, net	118,605	33,878	84,727	33,878	71,318	(37,440)
Gain on change in control of interests	18,792	—	18,792	—	—	—
Equity in earnings of equity method investments in real estate	13,341	13,068	273	13,068	12,928	140
Other gains and (losses)	30,015	(5,655)	35,670	(5,655)	3,665	(9,320)
	2,378	(124,484)	126,862	(124,484)	(95,498)	(28,986)
Income before income taxes	319,167	201,676	117,491	201,676	206,199	(4,523)
Benefit from (provision for) income taxes	844	(1,743)	2,587	(1,743)	3,418	(5,161)
Net Income from Real Estate	320,011	199,933	120,078	199,933	209,617	(9,684)
Net income attributable to noncontrolling interests	(12,775)	(7,794)	(4,981)	(7,794)	(7,060)	(734)
Net Income from Real Estate Attributable to W. P. Carey	$307,236	$192,139	$115,097	$192,139	$202,557	$(10,418)

W. P. Carey 2018 10-K – 37

Property Level Contribution

The following table presents the Property level contribution for our consolidated net-leased and operating properties, as well as a reconciliation to Net income from Real Estate attributable to W. P. Carey (in thousands):

	Years Ended December 31,
	2018	2017	Change	2017	2016	Change
Existing Net-Leased Properties
Lease revenues	$562,786	$547,858	$14,928	$547,858	$545,111	$2,747
Depreciation and amortization	(214,244)	(208,103)	(6,141)	(208,103)	(207,199)	(904)
Property expenses	(17,326)	(13,865)	(3,461)	(13,865)	(13,133)	(732)
Property level contribution	331,216	325,890	5,326	325,890	324,779	1,111
Net-Leased Properties Acquired in the CPA:17 Merger
Lease revenues	52,779	—	52,779	—	—	—
Depreciation and amortization	(22,469)	—	(22,469)	—	—	—
Property expenses	(2,934)	—	(2,934)	—	—	—
Property level contribution	27,376	—	27,376	—	—	—
Recently Acquired Net-Leased Properties
Lease revenues	72,979	40,087	32,892	40,087	19,318	20,769
Depreciation and amortization	(28,805)	(16,468)	(12,337)	(16,468)	(8,793)	(7,675)
Property expenses	(954)	(513)	(441)	(513)	(109)	(404)
Property level contribution	43,220	23,106	20,114	23,106	10,416	12,690
Existing Operating Property
Operating property revenues	15,179	14,554	625	14,554	15,225	(671)
Depreciation and amortization	(1,947)	(1,714)	(233)	(1,714)	(1,702)	(12)
Operating property expenses	(11,608)	(11,358)	(250)	(11,358)	(11,193)	(165)
Property level contribution	1,624	1,482	142	1,482	2,330	(848)
Operating Properties Acquired in the CPA:17 Merger
Operating property revenues	8,049	—	8,049	—	—	—
Depreciation and amortization	(6,427)	—	(6,427)	—	—	—
Operating property expenses	(4,831)	—	(4,831)	—	—	—
Property level contribution	(3,209)	—	(3,209)	—	—	—
Properties Sold or Held for Sale
Lease revenues	27,878	42,428	(14,550)	42,428	99,034	(56,606)
Operating property revenues	4,844	16,008	(11,164)	16,008	15,542	466
Depreciation and amortization	(12,280)	(21,858)	9,578	(21,858)	(53,181)	31,323
Property expenses	(1,559)	(2,952)	1,393	(2,952)	(13,562)	10,610
Operating property expenses	(3,711)	(12,068)	8,357	(12,068)	(11,434)	(634)
Property level contribution	15,172	21,558	(6,386)	21,558	36,399	(14,841)
Property Level Contribution	415,399	372,036	43,363	372,036	373,924	(1,888)
Add: Lease termination income and other	6,555	4,749	1,806	4,749	35,696	(30,947)
Less other expenses:
General and administrative	(47,210)	(39,002)	(8,208)	(39,002)	(34,591)	(4,411)
Merger and other expenses	(41,426)	(605)	(40,821)	(605)	(2,993)	2,388
Stock-based compensation expense	(10,450)	(6,960)	(3,490)	(6,960)	(5,224)	(1,736)
Impairment charges	(4,790)	(2,769)	(2,021)	(2,769)	(59,303)	56,534
Corporate depreciation and amortization	(1,289)	(1,289)	—	(1,289)	(1,399)	110
Restructuring and other compensation	—	—	—	—	(4,413)	4,413
Other Income and Expenses
Interest expense	(178,375)	(165,775)	(12,600)	(165,775)	(183,409)	17,634
Gain on sale of real estate, net	118,605	33,878	84,727	33,878	71,318	(37,440)
Gain on change in control of interests	18,792	—	18,792	—	—	—
Equity in earnings of equity method investments in real estate	13,341	13,068	273	13,068	12,928	140
Other gains and (losses)	30,015	(5,655)	35,670	(5,655)	3,665	(9,320)
	2,378	(124,484)	126,862	(124,484)	(95,498)	(28,986)
Income before income taxes	319,167	201,676	117,491	201,676	206,199	(4,523)
Benefit from (provision for) income taxes	844	(1,743)	2,587	(1,743)	3,418	(5,161)
Net Income from Real Estate	320,011	199,933	120,078	199,933	209,617	(9,684)
Net income attributable to noncontrolling interests	(12,775)	(7,794)	(4,981)	(7,794)	(7,060)	(734)
Net Income from Real Estate Attributable to W. P. Carey	$307,236	$192,139	$115,097	$192,139	$202,557	$(10,418)

W. P. Carey 2018 10-K – 38

Property level contribution is a non-GAAP financial measure that we believe to be a useful supplemental measure for management and investors in evaluating and analyzing the financial results of our net-leased and operating properties included in our Real Estate segment over time. Property level contribution presents our lease and operating property revenues, less property expenses and depreciation and amortization. We believe that Property level contribution allows for meaningful comparison between periods of the direct costs of owning and operating our net-leased assets and operating properties. When a property is leased on a net-lease basis, reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on the Property level contribution. While we believe that Property level contribution is a useful supplemental measure, it should not be considered as an alternative to Net income from Real Estate attributable to W. P. Carey as an indication of our operating performance.

Existing Net-Leased Properties

Existing net-leased properties are those that we acquired or placed into service prior to January 1, 2016 and that were not sold or held for sale during the periods presented. For the periods presented, there were 756 existing net-leased properties.

2018 vs. 2017 — For the year ended December 31, 2018 as compared to 2017, lease revenues from existing net-leased properties increased by $8.0 million as a result of the strengthening of foreign currencies (primarily the euro) in relation to the U.S. dollar between the years, $6.8 million due to new leases, $5.3 million related to accelerated amortization of an above-market rent intangible in connection with a lease restructuring in 2017, and $5.3 million related to scheduled rent increases. These increases were partially offset by decreases of $5.9 million due to lease expirations or early termination options and $4.2 million as a result of other lease restructurings. Depreciation and amortization expense from existing net-leased properties increased primarily as a result of accelerated amortization of two in-place lease intangibles in connection with lease terminations in the fourth quarter of 2017 and the third quarter of 2018, as well as the strengthening of foreign currencies (primarily the euro) in relation to the U.S. dollar between the years. Property expenses from existing net-leased properties increased primarily due to higher real estate taxes related to an international property in 2018 and tenant vacancies at several properties during 2018, which resulted in property expenses no longer being reimbursable.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, lease revenues from existing net-leased properties increased by $4.4 million related to scheduled rent increases, $3.6 million due to new leases, $2.3 million related to completed construction projects on existing properties, and $1.9 million as a result of the strengthening of foreign currencies (primarily the euro) in relation to the U.S. dollar between the years. These increases were partially offset by decreases of $5.3 million related to accelerated amortization of an above-market rent intangible in connection with a lease restructuring in 2017, $2.4 million due to lease expirations, and $2.0 million as a result of other lease restructurings.

Net-Leased Properties Acquired in the CPA:17 Merger

Net-leased properties acquired in the CPA:17 Merger on October 31, 2018 (Note 3) consisted of 253 net-leased properties, which contributed two months of lease revenue, depreciation and amortization, and property expenses during 2018.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2015, excluding properties acquired in the CPA:17 Merger, and that were not sold or held for sale during the periods presented. Since January 1, 2016, we acquired 20 investments, comprised of 120 properties (43 of which we acquired in 2016, two of which we acquired in 2017, and 75 of which we acquired in 2018), and placed two properties into service (in 2018).

2018 vs. 2017 — For the year ended December 31, 2018 as compared to 2017, lease revenues increased by $26.0 million as a result of the 75 properties we acquired or placed into service during the year ended December 31, 2018, $2.3 million as a result of the two properties we acquired during the year ended December 31, 2017, and $4.6 million as a result of the 43 properties we acquired during the year ended December 31, 2016 (primarily due to completed construction projects on certain properties). Depreciation and amortization expense increased primarily as a result of activity for the 75 properties we acquired during the year ended December 31, 2018.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, lease revenues increased by $0.5 million as a result of the two properties we acquired during the year ended December 31, 2017 and $20.3 million as a result of the 43 properties we acquired during the year ended December 31, 2016. Depreciation and amortization expense increased primarily as a result of a full year of activity for the 43 properties we acquired during the year ended December 31, 2016.

W. P. Carey 2018 10-K – 39

Existing Operating Property

We have one hotel operating property with results of operations reflected in all periods presented. In April 2018, we sold another hotel operating property, which is included in Properties Sold or Held for Sale below.

For the year ended December 31, 2017 as compared to 2016, revenues for our existing operating property decreased due to a lower occupancy rate.

Operating Properties Acquired in the CPA:17 Merger

Operating properties acquired in the CPA:17 Merger (Note 3) consisted of 37 self-storage properties (which excludes seven self-storage properties acquired in the CPA:17 Merger accounted for under the equity method) and one hotel, which contributed two months of operating property revenues, depreciation and amortization, and operating property expenses during 2018.

Properties Sold or Held for Sale

During the year ended December 31, 2018, we disposed of 72 properties, including one hotel operating property.

During the year ended December 31, 2017, we disposed of 18 properties and a parcel of vacant land.

During the year ended December 31, 2016, we disposed of 33 properties and a parcel of vacant land.

In the fourth quarter of 2015, we executed a lease amendment with a tenant in a domestic office building, as a result of which we recognized lease termination income of $32.2 million during the year ended December 31, 2016 within Lease termination income and other in the consolidated financial statements. In February 2016, we sold the property for proceeds of $44.4 million, net of selling costs, and recognized a loss on the sale of $10.7 million.

In addition, during the year ended December 31, 2016, we recorded an allowance for credit losses of $7.1 million in property expenses, with regard to an international direct financing lease investment that was sold in August 2017, due to a decline in the estimated amount of future payments we would receive from the tenant (Note 6).

In addition to the impact on property level contribution related to properties we sold or classified as held for sale during the periods presented, we recognized gain (loss) on sale of real estate, lease termination income, impairment charges, and gain (loss) on extinguishment of debt. The impact of these transactions is described in further detail below and in Note 17.

Other Revenues and Expenses

Lease Termination Income and Other

2018 — For the year ended December 31, 2018, lease termination income and other was $6.6 million, primarily comprised of lease termination income from a former tenant received in the third quarter of 2018 and income recognized during 2018 related to a lease termination that occurred during the fourth quarter of 2017. Lease termination income and other also consists of earnings from our loans receivable, of which we acquired four in the CPA:17 Merger (Note 6).

2017 — For the year ended December 31, 2017, lease termination income and other was $4.7 million. We received proceeds from a bankruptcy settlement claim with a former tenant and recognized income related to a lease termination that occurred during the first quarter of 2017.

2016 — For the year ended December 31, 2016, lease termination income and other was $35.7 million, primarily consisting of the $32.2 million of lease termination income related to a domestic property that was sold in February 2016, as discussed above (Note 17).

W. P. Carey 2018 10-K – 40

General and Administrative

Beginning with the third quarter of 2017, personnel and rent expenses included within general and administrative expenses are allocated based on time incurred by our personnel between the Real Estate and Investment Management segments. In light of our exit from non-traded retail fundraising activities as of June 30, 2017 (Note 1), we believe that this allocation methodology is appropriate.

As discussed in Note 4, certain personnel costs and overhead costs are charged to the CPA REITs based on the trailing 12-month reported revenues of the Managed Programs and us. We allocate certain personnel and overhead costs to the CWI REITs, CESH, and, prior to our resignation as the advisor to CCIF in the third quarter of 2017, the Managed BDCs based on the time incurred by our personnel. This methodology has been in place during all the reporting periods covered in this Report.

2018 vs. 2017 — For the year ended December 31, 2018 as compared to 2017, general and administrative expenses in our Real Estate segment increased by $8.2 million, primarily due to an increase in time spent by management and personnel on Real Estate segment activities.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, general and administrative expenses in our Real Estate segment, which excludes restructuring and other compensation expenses as described below, increased by $4.4 million, primarily due to the change in methodology for allocation of expenses between our Real Estate and Investment Management segments discussed above.

Merger and Other Expenses

Merger and other expenses consist primarily of costs incurred in connection with the CPA:17 Merger (Note 3), costs incurred related to the formal strategic review that we completed in May 2016, and acquisition-related costs incurred on investments that are accounted for as business combinations, which are required to be expensed under current accounting guidance. However, following our adoption of ASU 2017-01 on January 1, 2017, all transaction costs incurred during the years ended December 31, 2018 and 2017 were capitalized since our acquisitions during the year (excluding the CPA:17 Merger) were classified as asset acquisitions. Most of our future acquisitions are likely to be classified as asset acquisitions (Note 2).

2018 — For the year ended December 31, 2018, merger and other expenses were primarily comprised of costs incurred in connection with the CPA:17 Merger, including advisory fees, transfer taxes, and legal, accounting, and tax-related professional fees (Note 1, Note 3, Note 4).

2017 — For the year ended December 31, 2017, merger and other expenses were primarily comprised of an accrual for estimated one-time legal settlement expenses.

2016 — For the year ended December 31, 2016, merger and other expenses were primarily comprised of advisory expenses and professional fees within our Real Estate segment in connection with the formal strategic review that we completed in May 2016.

Stock-based Compensation Expense

Beginning with the third quarter of 2017, stock-based compensation expense is allocated between our Real Estate and Investment Management segments based on time incurred by our personnel for those segments. In light of our exit from non-traded retail fundraising activities as of June 30, 2017 (Note 1), we believe that this allocation methodology is appropriate. For a description of our equity plans and awards, please see Note 15.

2018 vs. 2017 — For the year ended December 31, 2018 as compared to 2017, stock-based compensation expense allocated to the Real Estate segment increased by $3.5 million, primarily due to the change in methodology for allocation of expenses between our Real Estate and Investment Management segments discussed above and the modification of the RSUs and PSUs held by our former chief executive officer in connection with his retirement in February 2018 (Note 15).

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, stock-based compensation expense allocated to the Real Estate segment increased by $1.7 million, primarily due to the change in methodology for allocation of expenses between our Real Estate and Investment Management segments described above.

W. P. Carey 2018 10-K – 41

Impairment Charges

Our impairment charges are more fully described in Note 9.

2018 — For the year ended December 31, 2018, we recognized impairment charges totaling $4.8 million to reduce the carrying values of certain assets to their estimated fair values, consisting of the following:

•	$3.8 million recognized on a property due to a tenant bankruptcy; and

•	$1.0 million recognized on a property due to a tenant vacancy.

2017 — For the year ended December 31, 2017, we recognized impairment charges totaling $2.8 million to reduce the carrying values of certain assets to their estimated fair values, consisting of the following:

•	$2.2 million recognized on a property due to a tenant bankruptcy; and

•	$0.6 million recognized on a property that was sold in March 2018.

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

Restructuring and Other Compensation

2016 — For the year ended December 31, 2016, we recorded total restructuring and other compensation expenses of $11.9 million, of which $4.4 million was allocated to our Real Estate segment. Included in the total was $5.1 million of severance related to our employment agreement with our former chief executive officer and $6.8 million related to severance, stock-based compensation, and other costs incurred as part of the employee terminations and RIF during the year (Note 13).

Interest Expense

2018 vs. 2017 — For the year ended December 31, 2018 as compared to 2017, interest expense increased by $12.6 million, primarily due to $13.6 million of interest expense incurred during the last two months of 2018 related to non-recourse mortgage loans assumed in the CPA:17 Merger (Note 3). Our average outstanding debt balance was $4.9 billion and $4.3 billion during the years ended December 31, 2018 and 2017, respectively. This increase was partially offset by the impact of an overall decrease in our weighted-average interest rate, which was 3.4% and 3.6% during the years ended December 31, 2018 and 2017, respectively. The weighted-average interest rate of our debt decreased primarily as a result of paying off certain non-recourse mortgage loans with unsecured borrowings, which bear interest at a lower rate than our mortgage loans (Note 11).

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, interest expense decreased by $17.6 million, primarily due to an overall decrease in our weighted-average interest rate. Our weighted-average interest rate was 3.6% and 3.9% during the years ended December 31, 2017 and 2016, respectively. Our average outstanding debt balance was $4.3 billion and $4.5 billion during the years ended December 31, 2017 and 2016, respectively. The weighted-average interest rate of our debt decreased primarily as a result of paying off certain non-recourse mortgage loans with unsecured borrowings, which bear interest at a lower rate than our mortgage loans.

Gain on Sale of Real Estate, Net

Gain on sale of real estate, net, consists of gain on the sale of properties that were disposed of during the years ended December 31, 2018, 2017, and 2016. Our dispositions are more fully described in Note 17.

2018 — During the year ended December 31, 2018, we sold 49 properties for total proceeds of $431.6 million, net of selling costs, and recognized a net gain on these sales totaling $112.3 million (inclusive of income taxes totaling $21.8 million recognized upon sale). Disposition activity included the sale of one of our hotel operating properties in April 2018 (Note 5). In addition, in June 2018, we completed a nonmonetary transaction, in which we disposed of 23 properties in exchange for the

W. P. Carey 2018 10-K – 42

acquisition of one property leased to the same tenant. This swap was recorded based on the fair value of the property acquired of $85.5 million, which resulted in a net gain of $6.3 million, and was a non-cash investing activity (Note 5).

2017 — During the year ended December 31, 2017, we sold 16 properties and a parcel of vacant land for total proceeds of $159.9 million, net of selling costs, and recognized a net gain on these sales totaling $33.9 million (inclusive of income taxes totaling $5.2 million recognized upon sale). In addition, in January 2017, we transferred ownership of two international properties and the related non-recourse mortgage loan, which had an aggregate asset carrying value of $28.1 million and an outstanding balance of $28.1 million (net of $3.8 million of cash held in escrow that was retained by the mortgage lender), respectively, on the dates of transfer, to the mortgage lender, resulting in a net loss of less than $0.1 million.

2016 — During the year ended December 31, 2016, we sold 30 properties and a parcel of vacant land for net proceeds of $542.4 million and recognized a net gain on these sales, net of tax totaling $42.6 million (inclusive of income taxes totaling $3.4 million recognized upon sale), including amounts attributable to noncontrolling interests of $0.9 million. In addition, in April 2016, we transferred ownership of a vacant international property and the related non-recourse mortgage loan, which had a carrying value of $39.8 million and an outstanding balance of $60.9 million, respectively, on the date of transfer, to the mortgage lender, resulting in a net gain of $16.4 million. Also, in July 2016, a vacant domestic property with an asset carrying value of $13.7 million, which was encumbered by a $24.3 million mortgage loan (net of $2.6 million of cash held in escrow that was retained by the mortgage lender), was foreclosed upon by the mortgage lender, resulting in a net gain of $11.6 million. In October 2016, we transferred ownership of an international property and the related non-recourse mortgage loan to the mortgage lender. At the date of the transfer, the property had an asset carrying value of $3.2 million and the related non-recourse mortgage loan had an outstanding balance of $4.5 million, resulting in a net gain of $0.6 million.

Gain on Change in Control of Interests

2018 — In connection with the CPA:17 Merger, we acquired the remaining interests in six investments in which we already had a joint interest and accounted for under the equity method. Due to the change in control of these six jointly owned investments, we recorded a gain on change in control of interests of $18.8 million reflecting the difference between our carrying values and the preliminary estimated fair values of our previously held equity interests on October 31, 2018. Subsequent to the CPA:17 Merger, we consolidated these wholly owned investments (Note 3).

Equity in Earnings of Equity Method Investments in Real Estate

In connection with the CPA:17 Merger (Note 3), we acquired the remaining interests in six investments, in which we already had a joint interest and accounted for under the equity method, and equity interests in seven unconsolidated investments (Note 8). In November 2018, we acquired an equity interest in two self-storage properties (Note 8); this acquisition was related to a jointly owned investment in seven self-storage properties that we acquired in the CPA:17 Merger. The following table presents the details of our Equity in earnings of equity method investments in real estate (in thousands):

	Years Ended December 31,
	2018	2017	2016
Equity in earnings of equity method investments in real estate:
Equity investments consolidated after the CPA:17 Merger	$11,839	$11,793	$11,653
Existing equity investment	1,275	1,275	1,275
Equity investments acquired in the CPA:17 Merger	342	—	—
Recently acquired equity investment	(115)	—	—
Equity in earnings of equity method investments in real estate	$13,341	$13,068	$12,928

W. P. Carey 2018 10-K – 43

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

2018 — For the year ended December 31, 2018, net other gains were $30.0 million. During the year, we recognized net realized and unrealized gains of $21.3 million on foreign currency transactions as a result of changes in foreign currency exchange rates, realized gains of $9.5 million on foreign currency forward contracts and foreign currency collars, and interest income of $2.5 million primarily related to our loans to affiliates (Note 4). These gains were partially offset by a non-cash net loss on extinguishment of debt totaling $3.3 million related to the repayment of our Unsecured Term Loans and the payoff of certain mortgage loans (Note 11).

2017 — For the year ended December 31, 2017, net other losses were $5.7 million.  During the year, we recognized net realized and unrealized losses of $18.7 million on foreign currency transactions as a result of changes in foreign currency exchange rates. This loss was partially offset by realized gains of $10.6 million on foreign currency forward contracts and foreign currency collars, as well as interest income of $2.2 million primarily related to our loans to affiliates (Note 4).

2016 — For the year ended December 31, 2016, net other gains were $3.7 million. During the year, we recognized realized gains of $9.4 million related to foreign currency forward contracts and foreign currency collars and unrealized gains of $3.7 million recognized primarily on interest rate swaps that did not qualify for hedge accounting. In addition, we recognized a gain of $0.7 million in our Real Estate segment on the deconsolidation of one of the Managed Programs, CESH, once it had raised a sufficient level of funds in its private placement (Note 2). These gains were partially offset by net realized and unrealized losses of $6.2 million recognized on foreign currency transactions as a result of changes in foreign currency exchange rates and a non-cash net loss on extinguishment of debt of $4.1 million related to the payoff of certain mortgage loans.

Benefit from (Provision for) Income Taxes

2018 vs. 2017 — For the year ended December 31, 2018, we recorded a benefit from income taxes of $0.8 million, compared to a provision for income taxes of $1.7 million recognized during the year ended December 31, 2017. During the year ended December 31, 2018, we recognized deferred tax benefits totaling $12.1 million and current tax expense totaling $11.2 million, while during the year ended December 31, 2017 we recognized current tax expense totaling $12.4 million and deferred tax benefits totaling $10.7 million.

2017 vs. 2016 — For the year ended December 31, 2017, we recorded a provision for income taxes of $1.7 million, compared to a benefit from income taxes of $3.4 million recognized during the year ended December 31, 2016. The change was primarily the result of a one-time tax assessment on a portfolio of foreign properties in 2017.

Net Income Attributable to Noncontrolling Interests

2018 vs. 2017 — For the year ended December 31, 2018 as compared to 2017, net income attributable to noncontrolling interests increased by $5.0 million. The increase in net income primarily relates to a previously jointly owned international investment that we wholly owned following the CPA:17 Merger. For this investment, for the year ended December 31, 2017, we incurred additional tax expense of $2.9 million attributable to our noncontrolling interest as a result of a one-time tax assessment and we recognized a loss attributable to our noncontrolling interest of $2.1 million due to the accelerated amortization of an above-market rent intangible in connection with a lease restructuring.

W. P. Carey 2018 10-K – 44

Investment Management

We earn revenue as the advisor to the Managed Programs. For the periods presented, we acted as advisor to the following affiliated Managed Programs: CPA:17 – Global (through October 31, 2018), CPA:18 – Global, CWI 1, CWI 2, CCIF (through September 10, 2017), and CESH (since June 3, 2016). Upon completion of the CPA:17 Merger on October 31, 2018 (Note 3), the advisory agreements with CPA:17 – Global were terminated, and we ceased earning revenue from CPA:17 – Global. In June 2017, our Board approved a plan to exit non-traded retail fundraising activities carried out by our wholly-owned broker-dealer subsidiary, Carey Financial, as of June 30, 2017. In August 2017, we resigned as the advisor to CCIF and our advisory agreement with CCIF was terminated, effective as of September 11, 2017. We currently expect to continue to manage all existing Managed Programs and earn the various fees described below through the end of their respective life cycles (Note 1, Note 3).

The following tables present other operating data that management finds useful in evaluating results of operations (dollars in millions):

	As of December 31,
	2018	2017	2016
Total properties — Managed Programs	187	628	606
Assets under management — Managed Programs (a)	$7,550.4	$13,125.1	$12,874.8
Cumulative funds raised — CWI 2 offering (b)	851.3	851.3	616.3
Cumulative funds raised — CCIF offering (c)	195.3	195.3	125.1
Cumulative funds raised — CESH offering (d)	139.7	139.7	112.8

	For the Years Ended December 31,
	2018	2017	2016
Financings structured — Managed Programs	$353.7	$1,034.5	$1,362.8
Investments structured — Managed Programs (e)	427.3	1,248.5	1,558.9
Funds raised — CWI 2 offering (b)	—	235.0	369.3
Funds raised — CCIF offering (c)	—	70.2	123.1
Funds raised — CESH offering (d)	—	26.9	112.8
__________

(a)
Represents the estimated fair value of the real estate assets owned by the Managed REITs, which was calculated by us as the advisor to the Managed REITs based in part upon third-party appraisals, plus cash and cash equivalents, less distributions payable. Amounts also include the estimated fair value of the real estate assets, plus cash, owned by CESH. Amount as of December 31, 2016 included the fair value of the investment assets, plus cash, owned by CCIF.

(b)
Reflects funds raised from CWI 2’s initial public offering, which commenced in February 2015 and closed on July 31, 2017, but excludes distributions to CWI 2’s shareholders that were reinvested in CWI 2’s common stock through its distribution reinvestment plan.

(c)
Amount represents funding from the CCIF Feeder Funds to CCIF. We began to raise funds on behalf of the CCIF Feeder Funds in the fourth quarter of 2015. One of the CCIF Feeder Funds, CCIF 2016 T, closed its offering on April 28, 2017. In August 2017, we resigned as the advisor to CCIF and our advisory agreement with CCIF was terminated, effective as of September 11, 2017.

(d)	Reflects funds raised from CESH’s private placement, which commenced in July 2016 and closed on July 31, 2017.

(e)	Includes acquisition-related costs.

W. P. Carey 2018 10-K – 45

Below is a summary of comparative results of our Investment Management segment (in thousands):

	Years Ended December 31,
	2018	2017	Change	2017	2016	Change
Revenues
Asset management revenue	$63,556	$70,125	$(6,569)	$70,125	$61,971	$8,154
Reimbursable costs from affiliates	21,925	51,445	(29,520)	51,445	66,433	(14,988)
Structuring revenue	20,826	34,198	(13,372)	34,198	47,328	(13,130)
Other advisory revenue	300	896	(596)	896	2,435	(1,539)
Dealer manager fees	—	4,430	(4,430)	4,430	8,002	(3,572)
	106,607	161,094	(54,487)	161,094	186,169	(25,075)
Operating Expenses
Reimbursable costs from affiliates	21,925	51,445	(29,520)	51,445	66,433	(14,988)
General and administrative	21,127	31,889	(10,762)	31,889	47,761	(15,872)
Subadvisor fees	9,240	13,600	(4,360)	13,600	14,141	(541)
Stock-based compensation expense	7,844	11,957	(4,113)	11,957	12,791	(834)
Depreciation and amortization	3,979	3,902	77	3,902	4,236	(334)
Restructuring and other compensation	—	9,363	(9,363)	9,363	7,512	1,851
Dealer manager fees and expenses	—	6,544	(6,544)	6,544	12,808	(6,264)
Merger and other expenses	—	—	—	—	2,384	(2,384)
	64,115	128,700	(64,585)	128,700	168,066	(39,366)
Other Income and Expenses
Equity in earnings of equity method investments in the Managed Programs	48,173	51,682	(3,509)	51,682	51,791	(109)
Gain on change in control of interests	29,022	—	29,022	—	—	—
Other gains and (losses)	(102)	2,042	(2,144)	2,042	2,002	40
	77,093	53,724	23,369	53,724	53,793	(69)
Income before income taxes	119,585	86,118	33,467	86,118	71,896	14,222
Provision for income taxes	(15,255)	(968)	(14,287)	(968)	(6,706)	5,738
Net Income from Investment Management Attributable to W. P. Carey	$104,330	$85,150	$19,180	$85,150	$65,190	$19,960

Asset Management Revenue

During the periods presented, we earned asset management revenue from (i) CPA:17 – Global, prior to the CPA:17 Merger, and CPA:18 – Global based on the value of their real estate-related assets under management, (ii) the CWI REITs based on the value of their lodging-related assets under management, and (iii) CESH based on its gross assets under management at fair value. We also earned asset management revenue from CCIF, prior to our resignation as its advisor in the third quarter of 2017, based on the average of its gross assets under management at fair value, which was payable in cash. Asset management revenue may increase or decrease depending upon changes in the Managed Programs’ asset bases as a result of purchases, sales, or changes in the appraised value of the assets in their investment portfolios. For 2018, we received (i) asset management fees from CPA:17 – Global in shares of its common stock through May 31, 2018 and in cash starting June 1, 2018, in light of the CPA:17 Merger, which closed on October 31, 2018 (Note 1, Note 3, Note 4), (ii) asset management fees from CPA:18 – Global and the CWI REITs in shares of their common stock, and (iii) asset management fees from CESH in cash. As a result of the CPA:17 Merger (Note 3), we no longer receive asset management revenue from CPA:17 – Global, and as a result we expect overall asset management revenue to decline in future periods.

W. P. Carey 2018 10-K – 46

2018 vs. 2017 — For the year ended December 31, 2018 as compared to 2017, asset management revenue decreased by $6.6 million, primarily due to decreases in asset management revenue of $5.2 million from CCIF as a result of our resignation as its advisor on September 10, 2017 (Note 1), $4.5 million as a result of the cessation of asset management revenue earned from CPA:17 – Global after the CPA:17 Merger on October 31, 2018 (Note 3), and $0.4 million from CWI 1, which sold three properties in 2018. These decreases were partially offset by increases of $1.7 million from CWI 2, $1.0 million from CESH, and $0.8 million from CPA:18 – Global, as a result of new investments that these entities entered into during 2017 and 2018.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, asset management revenue increased by $8.2 million as a result of the growth in assets under management, primarily due to investments acquired during 2017. Asset management revenue increased by $4.3 million from CWI 2, $1.8 million from CCIF, $1.2 million from CPA:18 – Global, $1.0 million from CESH, and $0.4 million from CWI 1. These increases were partially offset by a decrease of $0.3 million in asset management revenue from CPA:17 – Global, which sold 34 self-storage properties during 2016, resulting in a decrease in assets under management for that fund.

Reimbursable Costs from Affiliates

Reimbursable costs from affiliates represent costs incurred by us on behalf of the Managed Programs. During their respective offering periods, these costs consisted primarily of broker-dealer commissions, distribution and shareholder servicing fees, and marketing and personnel costs, which were reimbursed by the Managed Programs and were reflected as a component of both revenues and expenses. As a result of our exit from non-traded retail fundraising activities on June 30, 2017, we no longer incur offering-related expenses (including broker-dealer commissions, distribution and shareholder servicing fees, and marketing costs) on behalf of the Managed Programs. Following the CPA:17 Merger (Note 3), we no longer receive reimbursement of certain personnel costs and overhead costs from CPA:17 – Global, which totaled $6.2 million for the year ended December 31, 2018.

2018 vs. 2017 — For the year ended December 31, 2018 as compared to 2017, reimbursable costs from affiliates decreased by $29.5 million, primarily due to the impact of our exit from non-traded retail fundraising activities on June 30, 2017.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, reimbursable costs decreased by $15.0 million because our exit from non-traded retail fundraising in 2017 led to a decrease of $10.3 million in distribution and shareholder servicing fees and commissions paid to broker-dealers related to CWI 2’s initial public offering and a decrease of $5.8 million in commissions paid to broker-dealers related to CESH’s private placement. These decreases were partially offset by an increase of $0.9 million in distribution and shareholder servicing fees and commissions paid to broker-dealers related to the sale of the CCIF Feeder Funds’ shares.

Structuring Revenue

We earn structuring revenue when we structure investments and debt placement transactions for the Managed Programs. Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation, and is expected to continue to decline on an annual basis in future periods because the Managed Programs are fully invested, we have exited non-traded retail fundraising activities, and as a result of the CPA:17 Merger. Going forward, investment activity for the Managed Programs will be generally limited to capital recycling.

2018 vs. 2017 — For the year ended December 31, 2018 as compared to 2017, structuring revenue decreased by $13.4 million. Structuring revenue from CWI 2, CPA:17 – Global, CESH, and CWI 1 decreased by $10.6 million, $7.9 million, $5.6 million, and $4.1 million, respectively, as a result of lower investment and debt placement volume during 2018. These decreases were partially offset by an increase of $14.9 million in structuring revenue from CPA:18 – Global as a result of higher investment volume during 2018. Structuring revenue for the year ended December 31, 2018 also includes a $2.6 million reversal of an adjustment recorded in 2017 related to a development deal for one of the Managed Programs, in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition.

W. P. Carey 2018 10-K – 47

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, structuring revenue decreased by $13.1 million. Structuring revenue from CWI 2, CPA:18 – Global, and CPA:17 – Global decreased by $12.6 million, $2.8 million, and $0.7 million, respectively, as a result of lower investment and debt placement volume during 2017. Structuring revenue for the year ended December 31, 2017 also includes a $2.6 million adjustment related to a development deal for one of the Managed Programs, in accordance with ASC 605, Revenue Recognition, which was subsequently reversed in 2018, as described above. These decreases were partially offset by increases of $4.6 million and $0.9 million in structuring revenue from CESH and CWI 1, respectively, as a result of higher investment and debt placement volume for those funds during 2017.

Other Advisory Revenue

Under the limited partnership agreement we have with CESH, we paid all organization and offering costs on behalf of CESH, and instead of being reimbursed by CESH for actual costs incurred, we received limited partnership units of CESH equal to 2.5% of its gross offering proceeds through the closing of its offering on July 31, 2017. For both the year ended December 31, 2018 as compared to 2017 and the year ended December 31, 2017 as compared to 2016, other advisory revenue decreased primarily due to the closing of the CESH offering in July 2017 (Note 2).

Dealer Manager Fees

As discussed in Note 4, in connection with CWI 2’s initial public offering, we earned dealer manager fees of $0.30 or $0.26 per share sold for the Class A and Class T common stock, respectively, through March 31, 2017, when CWI 2 suspended its offering in order to update its estimated net asset values per share (“NAVs”) as of December 31, 2016. As a result of the updated NAVs, CWI 2 also set new dealer manager fees of $0.36 and $0.31 per Class A and Class T share, respectively, through the closing of its offering on July 31, 2017. In connection with the offerings of the CCIF Feeder Funds, which began in the fourth quarter of 2015, we received dealer manager fees of 2.5% – 3.0% based on the selling price of each share. The offering for CCIF 2016 T closed on April 28, 2017. In connection with CESH’s private placement, which commenced in July 2016 and closed in July 2017, we also received dealer manager fees of up to 3.0% of gross offering proceeds based on the selling price of each limited partnership unit. We re-allowed a portion of the dealer manager fees to selected dealers in the offerings and reflected those amounts as Dealer manager fees and expenses in the consolidated financial statements. Due to our exit from non-traded retail fundraising activities as of June 30, 2017, all offerings by the Managed Programs closed on July 31, 2017, and we no longer receive dealer manager fees following that date.

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

As discussed in Note 4, certain personnel costs and overhead costs were charged to CPA:17 – Global, prior to the CPA:17 Merger, and to CPA:18 – Global based on the trailing 12-month reported revenues of the Managed Programs and us. We allocate certain personnel and overhead costs to the CWI REITs, CESH, and, prior to our resignation as the advisor to CCIF in the third quarter of 2017, the Managed BDCs based on the time incurred by our personnel. This methodology has been in place during all the reporting periods covered in this Report.

2018 vs. 2017 — For the year ended December 31, 2018 as compared to 2017, general and administrative expenses in our Investment Management segment, which excludes restructuring and other compensation expenses as described below, decreased by $10.8 million, primarily due to a decrease in time spent by management and personnel on Investment Management segment activities, as well as an overall decline in compensation expenses and organization expenses as a result of a reduction in headcount, including the impact of our exit from active non-traded retail fundraising activities as of June 30, 2017 (Note 1).

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, general and administrative expenses in our Investment Management segment, which excludes restructuring and other compensation expenses as described below, decreased by $15.9 million, primarily due to an overall decline in compensation expenses and organization expenses as a result of a reduction in headcount, including the RIF in 2016 (Note 13) and the impact of our exit from active non-traded retail fundraising activities as of June 30, 2017, and other cost savings initiatives implemented during 2016, as well as the change in methodology for allocation of expenses between our Real Estate and Investment Management segments discussed above.

W. P. Carey 2018 10-K – 48

Subadvisor Fees

Pursuant to the terms of the subadvisory agreements we have with the third-party subadvisors in connection with both CWI 1 and CWI 2, we pay a subadvisory fee equal to 20% of the amount of fees paid to us by CWI 1 and 25% of the amount of fees paid to us by CWI 2, including but not limited to: acquisition fees, asset management fees, loan refinancing fees, property management fees, and subordinated disposition fees, each as defined in the advisory agreements we have with each of CWI 1 and CWI 2. We also pay to each subadvisor 20% and 25% of the net proceeds resulting from any sale, financing, or recapitalization or sale of securities of CWI 1 and CWI 2, respectively, by us, the advisor. In addition, in connection with the multi-family properties acquired on behalf of CPA:18 – Global, we entered into agreements with third-party advisors for the day-to-day management of the properties, for which we pay 100% of asset management fees paid to us by CPA:18 – Global, as well as disposition fees. In 2018, CPA:18 – Global sold five of its six multi-family properties and in January 2019 CPA:18 – Global sold its remaining multi-family property, so subadvisor fees related to CPA:18 – Global will decline in future periods. Pursuant to the terms of the subadvisory agreement we had with the third-party subadvisor in connection with CCIF (prior to our resignation as its advisor in the third quarter of 2017), we paid a subadvisory fee equal to 50% of the asset management fees and organization and offering costs paid to us by CCIF.

2018 vs. 2017 — For the year ended December 31, 2018 as compared to 2017, subadvisor fees decreased by $4.4 million, primarily due to a decrease of $2.6 million because we no longer paid a subadvisory fee in connection with CCIF after our resignation as its advisor on September 10, 2017 (Note 1), and a decrease of $2.3 million as a result of lower fees earned from CWI 2 due to lower investment and debt placement volume in 2018 compared to 2017.

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

Stock-based Compensation Expense

Beginning with the third quarter of 2017, stock-based compensation expense is allocated between our Real Estate and Investment Management segments based on time incurred by our personnel for those segments. In light of our exit from non-traded retail fundraising activities as of June 30, 2017 (Note 1), we believe that this allocation methodology is appropriate.

2018 vs. 2017 — For the year ended December 31, 2018 as compared to 2017, stock-based compensation expense allocated to our Investment Management segment decreased by $4.1 million, primarily reflecting the impact of our decision to exit non-traded retail funding raising activities as of June 30, 2017 (Note 1), as well as the change in methodology for allocation of expenses between our Real Estate and Investment Management segments discussed above.

Restructuring and Other Compensation

2017 — For the year ended December 31, 2017, we recorded total restructuring expenses of $9.4 million related to our decision to exit non-traded retail fundraising activities as of June 30, 2017. These expenses, all of which were allocated to the Investment Management segment, consisted primarily of severance costs (Note 1, Note 13).

2016 — For the year ended December 31, 2016, we recorded total restructuring and other compensation expenses of $11.9 million, of which $7.5 million was allocated to our Investment Management segment. Included in the total was $5.1 million of severance related to our employment agreement with a former chief executive officer and $6.8 million related to severance, stock-based compensation, and other costs incurred as part of the RIF during the year (Note 13).

Merger and Other Expenses

2016 — For the year ended December 31, 2016, we incurred advisory expenses and professional fees of $2.4 million within our Investment Management segment in connection with the formal strategic review that we completed in May 2016.

W. P. Carey 2018 10-K – 49

Equity in Earnings of Equity Method Investments in the Managed Programs

Equity in earnings of equity method investments in the Managed Programs is recognized in accordance with GAAP (Note 8). In addition, we are entitled to receive distributions of Available Cash (Note 4) from the operating partnerships of each of the Managed REITs. The net income of our unconsolidated investments fluctuates based on the timing of transactions, such as new leases and property sales, as well as the level of impairment charges. Following our resignation as the advisor to CCIF effective September 11, 2017, earnings from our investment in shares of Guggenheim Credit Income Fund (“GCIF”) are included in Other gains and (losses) in the consolidated financial statements (Note 8). The following table presents the details of our Equity in earnings of equity method investments in the Managed Programs (in thousands):

	Years Ended December 31,
	2018	2017	2016
Equity in earnings of equity method investments in the Managed Programs:
Equity in earnings of equity method investments in the Managed Programs (a) (b)	$1,564	$3,820	$6,670
Distributions of Available Cash: (c)
CPA:17 – Global (b)	26,308	26,675	24,765
CPA:18 – Global	9,692	8,650	7,586
CWI 1	5,142	7,459	9,445
CWI 2	5,467	5,078	3,325
Equity in earnings of equity method investments in the Managed Programs	$48,173	$51,682	$51,791
__________

(a)
Decrease for 2018 as compared to 2017 was primarily due to a decrease of $2.8 million from our investment in shares of common stock of CPA:17 – Global, which recognized significant impairment charges during 2018. Decrease for 2017 as compared to 2016 was primarily due to a decrease of $3.2 million from our investment in shares of common stock of CPA:17 – Global, which recognized significant gains on the sale of real estate during 2016.

(b)
As a result of the completion of the CPA:17 Merger on October 31, 2018 (Note 3), we no longer recognize equity income from our investment in shares of common stock of CPA:17 – Global or receive distributions of Available Cash from CPA:17 – Global.

(c)
We are entitled to receive distributions of up to 10% of the Available Cash from the operating partnerships of each of the Managed REITs, as defined in their respective operating partnership agreements (Note 4). Distributions of Available Cash received and earned from the Managed REITs fluctuate based on the timing of certain events, including acquisitions, dispositions, and weather-related disruptions during 2017 (resulting in property damages and loss of revenue).

Gain on Change in Control of Interests

2018 — In connection with the CPA:17 Merger, we recognized a gain on change in control of interests of $29.0 million within our Investment Management segment related to the difference between the carrying value and the preliminary estimated fair value of our previously held equity interest in shares of CPA:17 – Global’s common stock (Note 3).

Other Gains and (Losses)

2016 — For the year ended December 31, 2016, we recognized a gain of $1.2 million in our Investment Management segment on the deconsolidation of CESH (Note 2).

Provision for Income Taxes

2018 vs. 2017 — For the year ended December 31, 2018 as compared to 2017, provision for income taxes increased by $14.3 million within our Investment Management segment, primarily due to one-time current taxes incurred upon the recognition of taxable income associated with the accelerated vesting of shares previously issued by CPA:17 – Global to us for asset management services performed, in connection with the CPA:17 Merger.

W. P. Carey 2018 10-K – 50

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, provision for income taxes decreased by $5.7 million within our Investment Management segment, primarily due to a deferred windfall tax benefit of $4.6 million recognized during 2017 as a result of the adoption of ASU 2016-09 during the first quarter of 2017, under which such benefits are now reflected as a reduction to provision for income taxes.

Liquidity and Capital Resources

Sources and Uses of Cash During the Year

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund dividends to stockholders. Our cash flows fluctuate periodically due to a number of factors, which may include, among other things: the timing of our equity and debt offerings; the timing of purchases and sales of real estate; the timing of the repayment of mortgage loans and receipt of lease revenues; the timing and amount of other lease-related payments; the receipt of the annual installment of deferred acquisition revenue from the CPA REITs; the receipt of the asset management fees in either shares of the common stock or limited partnership units of the Managed Programs or cash; the timing and characterization of distributions from equity investments in the Managed Programs and real estate; the receipt of distributions of Available Cash from the Managed REITs; the timing of settlement of foreign currency transactions; and changes in foreign currency exchange rates. We no longer receive certain fees and distributions from CPA:17 – Global following the completion of the CPA:17 Merger on October 31, 2018 (Note 3). Despite these fluctuations, we believe that we will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, available capacity under our Senior Unsecured Credit Facility, proceeds from dispositions of properties, net contributions from noncontrolling interests, and the issuance of additional debt or equity securities, such as sales of our stock through our ATM program, in order to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

2018

Operating Activities — Net cash provided by operating activities decreased by $11.5 million during 2018 as compared to 2017, primarily due to merger expenses recognized in 2018 related to the CPA:17 Merger (Note 3), a decrease in structuring revenue received from the Managed Programs as a result of their lower investment volume during 2018, an increase in interest expense, and a decrease in cash flow as a result of property dispositions during 2017 and 2018. These decreases were partially offset by an increase in cash flow generated from properties acquired during 2017 and 2018, including properties acquired in the CPA:17 Merger (Note 3).

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property-related costs. In connection with the CPA:17 Merger, we acquired $113.6 million of cash and restricted cash, and paid $1.7 million in cash for the fractional shares of CPA:17 – Global.

During 2018, we used $719.5 million to acquire 14 investments (Note 5). We sold 49 properties for net proceeds totaling $431.6 million (Note 17). We also used $107.7 million to fund construction projects and other capital expenditures on certain properties within our real estate portfolio. We used $10.0 million to fund short-term loans to the Managed Programs, while $37.0 million of such loans were repaid during the period (Note 4). We also made $18.2 million in contributions to jointly owned investments, primarily comprised of $17.9 million to acquire a 90% noncontrolling interest in two self-storage properties (Note 8), and received $16.4 million in distributions from equity method investments in the Managed Programs and real estate in excess of cumulative equity income.

Financing Activities — During 2018, gross borrowings under our Senior Unsecured Credit Facility were $1.4 billion, including amounts borrowed to repay in full $180.3 million outstanding under CPA:17 – Global’s senior credit facility in connection with the CPA:17 Merger (Note 3), and repayments were $2.1 billion (Note 11). We received the equivalent of approximately $1.2 billion in aggregate net proceeds from the issuance of (i) €500.0 million of 2.125% Senior Notes due 2027 in March 2018 and (ii) €500.0 million of 2.250% Senior Notes due 2026 in October 2018, which we used to repay in full the outstanding balance on our euro-denominated Unsecured Term Loans in March 2018, prepay certain euro-denominated non-recourse mortgage loans, and pay down the euro-denominated outstanding balance under our Unsecured Revolving Credit Facility at the respective times (Note 11). In connection with the issuances of these Senior Unsecured Notes (Note 11), we incurred financing costs totaling $8.1 million. Additionally, we paid dividends to stockholders totaling $440.4 million related to the fourth quarter of 2017 and the first, second, and third quarters of 2018; and also paid distributions of $18.2 million to affiliates that hold noncontrolling interests in various entities with us. We received $287.5 million in net proceeds from the issuance of shares

W. P. Carey 2018 10-K – 51

under our ATM program (Note 14, Note 20). We also made scheduled and prepaid non-recourse mortgage loan principal payments of $100.4 million and $207.5 million, respectively.

2017

Operating Activities — Net cash provided by operating activities decreased by $26.1 million during 2017 as compared to 2016, primarily due to the lease termination income received in connection with the sale of a property during 2016, our receipt of asset management fees and structuring revenue in shares of common stock of certain of the Managed Programs rather than cash during 2017 (Note 4), and a decrease in operating cash flow as a result of property dispositions during 2016 and 2017. These decreases were partially offset by an increase in operating cash flow generated from properties acquired during 2016 and 2017, a decrease in interest expense, and lower general and administrative expenses in 2017.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property-related costs.

During 2017, we used $123.5 million to fund short-term loans to the Managed Programs (Note 4), while $277.9 million of such loans were repaid during 2017. We sold 16 properties and a parcel of vacant land for net proceeds totaling $159.9 million. We used $78.4 million to fund construction projects and other capital expenditures on certain properties within our real estate portfolio, as well as $31.8 million to acquire two investments (Note 5). We also received $10.1 million in distributions from equity investments in the Managed Programs and real estate in excess of cumulative equity income.

Financing Activities — During 2017, gross borrowings under our Senior Unsecured Credit Facility were $1.3 billion and repayments were $1.7 billion, which included the impact of the amendment and restatement of our Senior Unsecured Credit Facility in February 2017 (Note 11). We received the equivalent of $530.5 million in net proceeds from the issuance of the 2.25% Senior Notes in January 2017, which we used primarily to pay down the outstanding balance on our Unsecured Revolving Credit Facility at that time (Note 11). In connection with the issuances of those notes and the amendment and restatement of our Senior Unsecured Credit Facility in February 2017, we incurred financing costs totaling $12.7 million. Also in 2017, we paid distributions to stockholders totaling $431.2 million related to the fourth quarter of 2016 and the first, second, and third quarters of 2017; and also paid distributions of $20.6 million to affiliates who hold noncontrolling interests in various entities with us. We also made scheduled and prepaid non-recourse mortgage loan principal payments of $344.4 million and $193.4 million, respectively. We received contributions from noncontrolling interests totaling $90.6 million, primarily from an affiliate in connection with the repayment at maturity of mortgage loans encumbering certain international properties jointly owned with an affiliate (Note 11). We received $22.8 million in net proceeds from the issuance of shares under our ATM program (Note 14).

W. P. Carey 2018 10-K – 52

Summary of Financing

The table below summarizes our Senior Unsecured Notes, our non-recourse mortgages, and our Senior Unsecured Credit Facility (dollars in thousands):

	December 31,
	2018	2017
Carrying Value
Fixed rate:
Senior Unsecured Notes (a)	$3,554,470	$2,474,661
Non-recourse mortgages (a)	1,795,460	916,768
	5,349,930	3,391,429
Variable rate:
Unsecured Revolving Credit Facility	91,563	216,775
Unsecured Term Loans (a)	—	388,354
Non-recourse mortgages (a):
Amount subject to interest rate swaps and cap	561,959	149,563
Floating interest rate mortgage loans	375,239	119,146
	1,028,761	873,838
	$6,378,691	$4,265,267

Percent of Total Debt
Fixed rate	84%	80%
Variable rate	16%	20%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	3.7%	3.9%
Variable rate (b)	3.4%	1.8%

____________

(a)
Aggregate debt balance includes unamortized discount, net, totaling $37.6 million and $12.8 million as of December 31, 2018 and 2017, respectively, and unamortized deferred financing costs totaling $20.5 million and $15.9 million as of December 31, 2018 and 2017, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At December 31, 2018, our cash resources consisted of the following:

•
cash and cash equivalents totaling $217.6 million. Of this amount, $127.6 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

•	our Unsecured Revolving Credit Facility, with available capacity of $1.4 billion; and

•
unleveraged properties that had an aggregate asset carrying value of $6.1 billion at December 31, 2018, although there can be no assurance that we would be able to obtain financing for these properties.

We have also accessed the capital markets when necessary through additional debt and equity offerings, such as (i) the €500.0 million of 2.125% Senior Notes due 2027 that we issued in March 2018 (Note 11), (ii) the €500.0 million of 2.250% Senior Notes due 2026 that we issued in October 2018 (Note 11), and (iii) the 4,229,285 shares of common stock that we issued under our ATM program during the year ended December 31, 2018 at a weighted-average price of $69.03 per share, for net proceeds of $287.5 million. As of December 31, 2018, $84.7 million remained available for issuance under our ATM program (Note 14, Note 20).

W. P. Carey 2018 10-K – 53

Senior Unsecured Credit Facility

Our Senior Unsecured Credit Facility is more fully described in Note 11. A summary of our Senior Unsecured Credit Facility is provided below (in thousands):

	December 31, 2018		December 31, 2017
	Outstanding Balance	Maximum Available	Outstanding Balance	Maximum Available
Unsecured Revolving Credit Facility	$91,563	$1,500,000	$216,775	$1,500,000
Unsecured Term Loans, net (a) (b)	—	—	389,773	389,773
__________

(a)
Amounts as of December 31, 2017 were comprised of our Term Loan of €236.3 million and our Delayed Draw Term Loan of €88.7 million and reflected the exchange rate of the euro at that date. On March 7, 2018, we repaid and terminated both of our Unsecured Term Loans in full using proceeds from the 2.125% Senior Notes due 2027 that we issued in March 2018. The aggregate principal amount (of revolving and term loans) available under the Credit Agreement may be increased up to an amount not to exceed the U.S. dollar equivalent of $2.35 billion (Note 11).

(b)	Outstanding balance excludes unamortized discount of $1.2 million and unamortized deferred financing costs of $0.2 million at December 31, 2017.

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include: payments to acquire new investments; funding capital commitments such as construction projects; paying dividends to our stockholders (which we expect to be substantially higher, on an aggregate basis, following the issuance of 53,849,087 shares of our common stock in the CPA:17 Merger) (Note 3); paying distributions to our affiliates that hold noncontrolling interests in entities we control; making scheduled interest payments on the Senior Unsecured Notes; scheduled principal and balloon payments on our mortgage loan obligations (which will be substantially higher than in prior years, following the assumption of approximately $1.85 billion of non-recourse mortgage loans in the CPA:17 Merger) (Note 3) and prepayments of certain of our mortgage loan obligations; and other normal recurring operating expenses.

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

Our liquidity would be adversely affected by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, available capacity under our Unsecured Revolving Credit Facility, net contributions from noncontrolling interests, mortgage loan proceeds, and the issuance of additional debt or equity securities, such as through our ATM program, to meet these needs.

W. P. Carey 2018 10-K – 54

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at December 31, 2018 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Unsecured Notes — principal (a) (b)	$3,590,000	$—	$—	$572,500	$3,017,500
Non-recourse mortgages — principal (a)	2,755,328	157,143	1,316,529	958,959	322,697
Senior Unsecured Credit Facility — principal (c)	91,563	—	91,563	—	—
Interest on borrowings (d)	1,066,674	232,558	389,627	277,060	167,429
Operating and other lease commitments (e) (f)	296,599	14,461	21,391	14,095	246,652
Capital commitments and tenant expansion allowances (g)	243,836	148,707	91,616	—	3,513
	$8,044,000	$552,869	$1,910,726	$1,822,614	$3,757,791

___________

(a)
Excludes unamortized deferred financing costs totaling $20.5 million, the unamortized discount on the Senior Unsecured Notes of $15.8 million in aggregate, and the aggregate unamortized fair market value discount of $21.8 million, primarily resulting from the assumption of property-level debt in connection with business combinations, including the CPA:17 Merger (Note 3).

(b)	Our Senior Unsecured Notes are scheduled to mature from 2023 through 2027 (Note 11).

(c)	Our Unsecured Revolving Credit Facility is scheduled to mature on February 22, 2021 unless otherwise extended pursuant to its terms.

(d)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at December 31, 2018.

(e)
Operating and other lease commitments consist primarily of rental obligations under ground leases and the future minimum rents payable on the leases for our principal offices. Total amount includes $131.2 million of ground lease obligations for which we will be reimbursed by tenants.

(f)
Includes a total of $1.4 million in office rent related to our lease of certain office space in New York, for which we entered into a sublease agreement with a third party during the fourth quarter of 2017. The sublessee will reimburse us in full for rent through the end of the lease term in the first quarter of 2021.

(g)
Capital commitments include (i) $204.5 million related to build-to-suit projects and redevelopments, including $48.0 million related to projects for which the tenant has not exercised the associated construction option, and (ii) $39.3 million related to unfunded tenant improvements, including certain discretionary commitments.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at December 31, 2018, which consisted primarily of the euro. At December 31, 2018, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

W. P. Carey 2018 10-K – 55

Environmental Obligations

In connection with the purchase of many of our properties, we required the sellers to perform environmental reviews. We believe, based on the results of these reviews, that our properties were in substantial compliance with federal, state, and foreign environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills, or other on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Sellers are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations, and we frequently require sellers to address them before closing or obtain contractual protection (e.g., indemnities, cash reserves, letters of credit, or other instruments) from sellers when we acquire a property. In addition, certain of our leases require tenants to indemnify us from all liabilities and losses related to the leased properties and the provisions of such indemnifications specifically address environmental matters. Such leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of our leases allow us to require financial assurances from tenants, such as performance bonds or letters of credit, if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. With respect to our operating properties, which are not subject to net-lease arrangements, there is no tenant to provide for indemnification, so we may be liable for costs associated with environmental contamination in the event any such circumstances arise. However, we believe that the ultimate resolution of any environmental matters should not have a material adverse effect on our financial condition, liquidity, or results of operations. We record environmental obligations within Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

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

Supplemental Financial Measures

In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use Funds from Operations (“FFO”) and AFFO, which are non-GAAP measures defined by our management. We believe that these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of FFO and AFFO and reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are provided below.

Adjusted Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”), an industry trade group, has promulgated a non-GAAP measure known as FFO, which we believe to be an appropriate supplemental measure, when used in addition to and in conjunction with results presented in accordance with GAAP, to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental non-GAAP measure. FFO is not equivalent to nor a substitute for net income or loss as determined under GAAP.

W. P. Carey 2018 10-K – 56

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as restated in December 2018. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate, gains or losses on changes in control of interests in real estate, and depreciation and amortization from real estate assets; and after adjustments for unconsolidated partnerships and jointly owned investments. Adjustments for unconsolidated partnerships and jointly owned investments are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

We modify the NAREIT computation of FFO to include other adjustments to GAAP net income to adjust for certain non-cash charges such as amortization of real estate-related intangibles, deferred income tax benefits and expenses, straight-line rents, stock-based compensation, non-cash environmental accretion expense, gains or losses from deconsolidation of subsidiaries, and amortization of deferred financing costs. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. Additionally, we exclude non-core income and expenses such as certain lease termination income, gains or losses from extinguishment of debt, restructuring and other compensation-related expenses, and merger and acquisition expenses. We also exclude realized and unrealized gains/losses on foreign currency exchange transactions (other than those realized on the settlement of foreign currency derivatives), which are not considered fundamental attributes of our business plan and do not affect our overall long-term operating performance. We refer to our modified definition of FFO as AFFO. We exclude these items from GAAP net income to arrive at AFFO as they are not the primary drivers in our decision-making process and excluding these items provides investors a view of our portfolio performance over time and makes it more comparable to other REITs which are currently not engaged in acquisitions, mergers, and restructuring which are not part of our normal business operations. AFFO also reflects adjustments for unconsolidated partnerships and jointly owned investments. We use AFFO as one measure of our operating performance when we formulate corporate goals, evaluate the effectiveness of our strategies, and determine executive compensation.

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

W. P. Carey 2018 10-K – 57

Consolidated FFO and AFFO were as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net income attributable to W. P. Carey	$411,566	$277,289	$267,747
Adjustments:
Depreciation and amortization of real property	286,164	248,042	270,822
Gain on sale of real estate, net	(118,605)	(33,878)	(71,318)
Gain on change in control of interests (a) (b)	(47,814)	—	—
Impairment charges	4,790	2,769	59,303
Proportionate share of adjustments for noncontrolling interests	(8,966)	(10,491)	(11,725)
Proportionate share of adjustments to equity in net income of partially owned entities	4,728	5,293	5,053
Total adjustments	120,297	211,735	252,135
FFO (as defined by NAREIT) attributable to W. P. Carey	531,863	489,024	519,882
Adjustments:
Above- and below-market rent intangible lease amortization, net (c)	52,314	55,195	36,504
Merger and other expenses (d) (e) (f)	41,426	605	5,377
Stock-based compensation	18,294	18,917	18,015
Other amortization and non-cash items (g) (h)	(17,326)	17,193	(2,111)
Straight-line and other rent adjustments (i)	(14,460)	(11,679)	(39,215)
Amortization of deferred financing costs	6,184	8,169	3,197
Loss (gain) on extinguishment of debt	3,310	(46)	4,109
Tax expense (benefit) — deferred and other (j)	1,079	(18,664)	(24,955)
Realized (gains) losses on foreign currency	(768)	(896)	3,671
Restructuring and other compensation (k)	—	9,363	11,925
Allowance for credit losses	—	—	7,064
Proportionate share of adjustments to equity in net income of partially owned entities	12,439	8,476	3,551
Proportionate share of adjustments for noncontrolling interests	231	(2,678)	683
Total adjustments	102,723	83,955	27,815
AFFO attributable to W. P. Carey	$634,586	$572,979	$547,697

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey	$531,863	$489,024	$519,882
AFFO attributable to W. P. Carey	$634,586	$572,979	$547,697

W. P. Carey 2018 10-K – 58

FFO and AFFO from Real Estate were as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net income from Real Estate attributable to W. P. Carey	$307,236	$192,139	$202,557
Adjustments:
Depreciation and amortization of real property	286,164	248,042	270,822
Gain on sale of real estate, net	(118,605)	(33,878)	(71,318)
Gain on change in control of interests (a)	(18,792)	—	—
Impairment charges	4,790	2,769	59,303
Proportionate share of adjustments for noncontrolling interests	(8,966)	(10,491)	(11,725)
Proportionate share of adjustments to equity in net income of partially owned entities	4,728	5,293	5,053
Total adjustments	149,319	211,735	252,135
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	456,555	403,874	454,692
Adjustments:
Above- and below-market rent intangible lease amortization, net (c)	52,314	55,195	36,504
Merger and other expenses (d) (e) (f)	41,426	605	2,993
Other amortization and non-cash items (g) (h)	(20,216)	18,115	(1,889)
Tax benefit — deferred and other	(18,790)	(20,168)	(17,439)
Straight-line and other rent adjustments (i)	(14,460)	(11,679)	(39,215)
Stock-based compensation	10,450	6,960	5,224
Amortization of deferred financing costs	6,184	8,169	3,197
Loss (gain) on extinguishment of debt	3,310	(46)	4,109
Realized (gains) losses on foreign currency	(789)	(918)	3,654
Allowance for credit losses	—	—	7,064
Restructuring and other compensation (k)	—	—	4,413
Proportionate share of adjustments to equity in net income of partially owned entities	287	(564)	(579)
Proportionate share of adjustments for noncontrolling interests	231	(2,678)	683
Total adjustments	59,947	52,991	8,719
AFFO attributable to W. P. Carey — Real Estate	$516,502	$456,865	$463,411

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	$456,555	$403,874	$454,692
AFFO attributable to W. P. Carey — Real Estate	$516,502	$456,865	$463,411

W. P. Carey 2018 10-K – 59

FFO and AFFO from Investment Management were as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net income from Investment Management attributable to W. P. Carey	$104,330	$85,150	$65,190
Adjustments:
Gain on change in control of interests (b)	(29,022)	—	—
Total adjustments	(29,022)	—	—
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	75,308	85,150	65,190
Adjustments:
Tax expense (benefit) — deferred and other (j)	19,869	1,504	(7,516)
Stock-based compensation	7,844	11,957	12,791
Other amortization and non-cash items (h)	2,890	(922)	(222)
Realized losses on foreign currency	21	22	17
Restructuring and other compensation (k)	—	9,363	7,512
Merger and other expenses (f)	—	—	2,384
Proportionate share of adjustments to equity in net income of partially owned entities	12,152	9,040	4,130
Total adjustments	42,776	30,964	19,096
AFFO attributable to W. P. Carey — Investment Management	$118,084	$116,114	$84,286

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	$75,308	$85,150	$65,190
AFFO attributable to W. P. Carey — Investment Management	$118,084	$116,114	$84,286
__________

(a)
Amount for the year ended December 31, 2018 represents a gain recognized on the purchase of the remaining interests in six investments from CPA:17 – Global in the CPA:17 Merger, which we had previously accounted for under the equity method (Note 3).

(b)	Amount for the year ended December 31, 2018 represents a gain recognized on our previously held interest in shares of CPA:17 – Global common stock in connection with the CPA:17 Merger (Note 3).

(c)
Amount for the year ended December 31, 2017 includes an adjustment of $5.7 million related to the accelerated amortization of an above-market rent intangible in connection with a lease restructuring. Amount for the year ended December 31, 2016 includes an adjustment of $16.7 million related to the accelerated amortization of a below-market rent intangible from a tenant of a domestic property that was sold during 2016.

(d)
Amount for the year ended December 31, 2018 is primarily comprised of costs incurred in connection with the CPA:17 Merger, including advisory fees, transfer taxes, and legal, accounting, and tax-related professional fees (Note 1, Note 3, Note 4).

(e)	Amount for the year ended December 31, 2017 is primarily comprised of an accrual for estimated one-time legal settlement expenses.

(f)	Amount for the year ended December 31, 2016 includes expenses related to our formal strategic review, which was completed in May 2016.

(g)	Amount for the year ended December 31, 2016 includes an adjustment of $0.6 million to exclude a portion of a gain recognized on the deconsolidation of CESH (Note 2).

(h)	Primarily represents unrealized gains and losses from foreign currency exchange movements and derivatives.

(i)
Amount for the year ended December 31, 2016 includes an adjustment to exclude $27.2 million of the $32.2 million of lease termination income recognized in connection with a domestic property that was sold during 2016, as such amount was determined to be non-core income. Amount for the year ended December 31, 2016 also reflects an adjustment to include $1.8 million of lease termination income received in December 2015 that represented core income for the year ended December 31, 2016 (Note 17).

(j)
Amount for the year ended December 31, 2018 includes one-time taxes incurred upon the recognition of taxable income associated with the accelerated vesting of shares previously issued by CPA:17 – Global to us for asset management services performed, in connection with the CPA:17 Merger (Note 3).

W. P. Carey 2018 10-K – 60

(k)
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

W. P. Carey 2018 10-K – 61

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we generally seek long-term debt financing on a fixed-rate basis. However, from time to time, we or our joint investment partners obtained, and may in the future obtain, variable-rate non-recourse mortgage loans and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with counterparties. See Note 10 for additional information on our interest rate swaps and caps.

At December 31, 2018, a significant portion (approximately 92.7%) of our long-term debt either bore interest at fixed rates or was swapped or capped to a fixed rate. Our debt obligations are more fully described in Note 11 and Liquidity and Capital Resources — Summary of Financing in Item 7 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2018 (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total	Fair value
Fixed-rate debt (a) (b)	$102,120	$358,073	$330,701	$488,062	$831,799	$3,294,978	$5,405,733	$5,367,964
Variable-rate debt (a)	$55,023	$355,537	$363,782	$99,504	$112,093	$45,219	$1,031,158	$1,029,053
__________

(a)	Amounts are based on the exchange rate at December 31, 2018, as applicable.

(b)	Amounts after 2022 are primarily comprised of principal payments for our Senior Unsecured Notes (Note 11).

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to interest rate caps, is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at December 31, 2018 would increase or decrease by $2.9 million for our U.S. dollar-denominated debt, by $1.3 million for our euro-denominated debt, by $0.2 million for our Japanese yen-denominated debt, and by $0.2 million for our British pound sterling-denominated debt for each respective 1% change in annual interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Canada, and Japan, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, the Danish krone, the Canadian dollar, and the Japanese yen, which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also completed four offerings of euro-denominated

W. P. Carey 2018 10-K – 62

senior notes, and have borrowed under our Unsecured Revolving Credit Facility and Unsecured Term Loans in foreign currencies, including the euro and Japanese yen (Note 11). To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

As part of our investment strategy, we make intercompany loans to a number of our foreign subsidiaries. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short-term loans, are included in the determination of net income. In addition, gains and losses on foreign currency transactions are recognized on the remeasurement of certain of our euro-denominated unsecured debt instruments that are not designated as net investment hedges. For the year ended December 31, 2018, we recognized net foreign currency transaction gains (included in Other gains and (losses) in the consolidated financial statements) of $21.1 million, primarily due to the strengthening of the U.S. dollar relative to the euro during the year. The end-of-period rate for the U.S. dollar in relation to the euro at December 31, 2018 decreased by 4.5% to $1.1450 from $1.1993 at December 31, 2017.

We enter into foreign currency forward contracts and collars to hedge certain of our foreign currency cash flow exposures. See Note 10 for additional information on our foreign currency forward contracts and collars.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of December 31, 2018 during each of the next five calendar years and thereafter are as follows (in thousands):

Lease Revenues (a)	2019	2020	2021	2022	2023	Thereafter	Total
Euro (b)	$303,376	$300,910	$297,941	$287,645	$285,986	$1,978,304	$3,454,162
British pound sterling (c)	38,513	38,874	39,101	39,230	39,409	244,084	439,211
Japanese yen (d)	2,774	2,781	2,774	668	—	—	8,997
Other foreign currencies (e)	23,021	23,501	23,861	23,787	24,216	271,742	390,128
	$367,684	$366,066	$363,677	$351,330	$349,611	$2,494,130	$4,292,498

Scheduled debt service payments (principal and interest) for our Senior Unsecured Notes, Senior Unsecured Credit Facility, and non-recourse mortgage notes payable for our consolidated foreign operations as of December 31, 2018 during each of the next five calendar years and thereafter are as follows (in thousands):

Debt Service (a) (f)	2019	2020	2021	2022	2023	Thereafter	Total
Euro (b)	$95,749	$278,446	$313,261	$146,687	$769,510	$1,839,016	$3,442,669
British pound sterling (c)	12,824	1,239	17,509	803	803	9,478	42,656
Japanese yen (d)	223	223	22,323	—	—	—	22,769
	$108,796	$279,908	$353,093	$147,490	$770,313	$1,848,494	$3,508,094

__________

(a)	Amounts are based on the applicable exchange rates at December 31, 2018. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at December 31, 2018 of $0.1 million, excluding the impact of our derivative instruments. Amounts included the equivalent of $2.3 billion of euro-denominated senior notes maturing from 2023 through 2027, and the equivalent of $69.3 million borrowed in euro under our Unsecured Revolving Credit Facility, which is scheduled to mature on February 22, 2021 unless extended pursuant to its terms, but may be prepaid prior to that date pursuant to its terms (Note 11).

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at December 31, 2018 of $4.0 million, excluding the impact of our derivative instruments.

W. P. Carey 2018 10-K – 63

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at December 31, 2018 of $0.1 million. Amounts included the equivalent of $22.3 million borrowed in Japanese yen under our Unsecured Revolving Credit Facility, which is scheduled to mature on February 22, 2021 unless extended pursuant to its terms, but may be prepaid prior to that date pursuant to its terms (Note 11).

(e)	Other foreign currencies for future minimum rents consist of the Danish krone, the Norwegian krone, the Canadian dollar, and the Swedish krona.

(f)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at December 31, 2018.

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

For the year ended December 31, 2018, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•	64% related to domestic operations; and

•	36% related to international operations.

At December 31, 2018, our net-lease portfolio, which excludes our operating properties, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our ABR as of that date:

•	63% related to domestic properties;

•	37% related to international properties;

•	26% related to office facilities, 23% related to industrial facilities, 21% related to warehouse facilities, and 18% related to retail facilities; and

•	21% related to the retail stores industry (including automotive dealerships).

W. P. Carey 2018 10-K – 64

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

W. P. Carey 2018 10-K – 65

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of W. P. Carey Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedules, of W. P. Carey Inc. and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

W. P. Carey 2018 10-K – 66

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
February 22, 2019

We have served as the Company’s auditor since 1973, which includes periods before the Company became subject to SEC reporting requirements.

W. P. Carey 2018 10-K – 67

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Investments in real estate:
Land, buildings and improvements	$9,251,396	$5,457,265
Net investments in direct financing leases	1,306,215	721,607
In-place lease and other intangible assets	2,009,628	1,213,976
Above-market rent intangible assets	925,797	640,480
Investments in real estate	13,493,036	8,033,328
Accumulated depreciation and amortization	(1,564,182)	(1,329,613)
Net investments in real estate	11,928,854	6,703,715
Equity investments in the Managed Programs and real estate	329,248	341,457
Cash and cash equivalents	217,644	162,312
Due from affiliates	74,842	105,308
Other assets, net	711,507	274,650
Goodwill	920,944	643,960
Total assets	$14,183,039	$8,231,402
Liabilities and Equity
Debt:
Senior unsecured notes, net	$3,554,470	$2,474,661
Unsecured revolving credit facility	91,563	216,775
Unsecured term loans, net	—	388,354
Non-recourse mortgages, net	2,732,658	1,185,477
Debt, net	6,378,691	4,265,267
Accounts payable, accrued expenses and other liabilities	403,896	263,053
Below-market rent and other intangible liabilities, net	225,128	113,957
Deferred income taxes	173,115	67,009
Dividends payable	172,154	109,766
Total liabilities	7,352,984	4,819,052
Redeemable noncontrolling interest	—	965
Commitments and contingencies (Note 12)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 165,279,642 and 106,922,616 shares, respectively, issued and outstanding	165	107
Additional paid-in capital	8,187,335	4,433,573
Distributions in excess of accumulated earnings	(1,143,992)	(1,052,064)
Deferred compensation obligation	35,766	46,656
Accumulated other comprehensive loss	(254,996)	(236,011)
Total stockholders’ equity	6,824,278	3,192,261
Noncontrolling interests	5,777	219,124
Total equity	6,830,055	3,411,385
Total liabilities and equity	$14,183,039	$8,231,402

 See Notes to Consolidated Financial Statements.

W. P. Carey 2018 10-K – 68

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenues
Real Estate:
Lease revenues	$716,422	$630,373	$663,463
Reimbursable tenant costs	28,076	21,524	25,438
Operating property revenues	28,072	30,562	30,767
Lease termination income and other	6,555	4,749	35,696
	779,125	687,208	755,364
Investment Management:
Asset management revenue	63,556	70,125	61,971
Reimbursable costs from affiliates	21,925	51,445	66,433
Structuring revenue	20,826	34,198	47,328
Other advisory revenue	300	896	2,435
Dealer manager fees	—	4,430	8,002
	106,607	161,094	186,169
	885,732	848,302	941,533
Operating Expenses
Depreciation and amortization	291,440	253,334	276,510
General and administrative	68,337	70,891	82,352
Reimbursable tenant and affiliate costs	50,001	72,969	91,871
Merger and other expenses	41,426	605	5,377
Property expenses, excluding reimbursable tenant costs	22,773	17,330	26,804
Operating property expenses	20,150	23,426	22,627
Stock-based compensation expense	18,294	18,917	18,015
Subadvisor fees	9,240	13,600	14,141
Impairment charges	4,790	2,769	59,303
Restructuring and other compensation	—	9,363	11,925
Dealer manager fees and expenses	—	6,544	12,808
	526,451	489,748	621,733
Other Income and Expenses
Interest expense	(178,375)	(165,775)	(183,409)
Gain on sale of real estate, net	118,605	33,878	71,318
Equity in earnings of equity method investments in the Managed Programs and real estate	61,514	64,750	64,719
Gain on change in control of interests	47,814	—	—
Other gains and (losses)	29,913	(3,613)	5,667
	79,471	(70,760)	(41,705)
Income before income taxes	438,752	287,794	278,095
Provision for income taxes	(14,411)	(2,711)	(3,288)
Net Income	424,341	285,083	274,807
Net income attributable to noncontrolling interests	(12,775)	(7,794)	(7,060)
Net Income Attributable to W. P. Carey	$411,566	$277,289	$267,747

Basic Earnings Per Share	$3.50	$2.56	$2.50
Diluted Earnings Per Share	$3.49	$2.56	$2.49
Weighted-Average Shares Outstanding
Basic	117,494,969	107,824,738	106,743,012
Diluted	117,706,445	108,035,971	107,073,203

See Notes to Consolidated Financial Statements.

W. P. Carey 2018 10-K – 69

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Net Income	$424,341	$285,083	$274,807
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(31,843)	72,428	(92,434)
Realized and unrealized gain (loss) on derivative instruments	4,923	(37,778)	9,278
Change in unrealized gain (loss) on investments	154	(71)	(126)
	(26,766)	34,579	(83,282)
Comprehensive Income	397,575	319,662	191,525

Amounts Attributable to Noncontrolling Interests
Net income	(12,775)	(7,794)	(7,060)
Foreign currency translation adjustments	7,774	(16,120)	1,081
Realized and unrealized loss on derivative instruments	7	15	7
Comprehensive income attributable to noncontrolling interests	(4,994)	(23,899)	(5,972)
Comprehensive Income Attributable to W. P. Carey	$392,581	$295,763	$185,553

See Notes to Consolidated Financial Statements.

W. P. Carey 2018 10-K – 70

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2018, 2017, and 2016
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2018	106,922,616	$107	$4,433,573	$(1,052,064)	$46,656	$(236,011)	$3,192,261	$219,124	$3,411,385
Shares issued to stockholders of CPA:17 – Global in connection with CPA:17 Merger	53,849,087	54	3,554,524				3,554,578		3,554,578
Shares issued under “at-the-market” offering, net	4,229,285	4	287,433				287,437		287,437
Shares issued upon delivery of vested restricted share awards	293,481	—	(13,644)				(13,644)		(13,644)
Shares issued upon purchases under employee share purchase plan	2,951	—	178				178		178
Delivery of deferred vested shares, net			10,890		(10,890)		—		—
Amortization of stock-based compensation expense			18,294				18,294		18,294
Acquisition of remaining noncontrolling interests in investments that we already consolidate in connection with the CPA:17 Merger			(103,075)				(103,075)	(206,516)	(309,591)
Acquisition of noncontrolling interests in connection with the CPA:17 Merger							—	5,039	5,039
Contributions from noncontrolling interests							—	71	71
Distributions to noncontrolling interests							—	(16,935)	(16,935)
Redemption value adjustment			(335)				(335)		(335)
Dividends declared ($4.0900 per share)			675	(503,494)	—		(502,819)		(502,819)
Repurchase of shares in connection with CPA:17 Merger	(17,778)	—	(1,178)				(1,178)		(1,178)
Net income				411,566			411,566	12,775	424,341
Other comprehensive loss:
Foreign currency translation adjustments						(24,069)	(24,069)	(7,774)	(31,843)
Realized and unrealized gain on derivative instruments						4,930	4,930	(7)	4,923
Change in unrealized gain on investments						154	154		154
Balance at December 31, 2018	165,279,642	$165	$8,187,335	$(1,143,992)	$35,766	$(254,996)	$6,824,278	$5,777	$6,830,055

(Continued)

W. P. Carey 2018 10-K – 71

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
Years Ended December 31, 2018, 2017, and 2016
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2017	106,294,162	$106	$4,399,961	$(894,137)	$50,222	$(254,485)	$3,301,667	$123,473	$3,425,140
Shares issued under “at-the-market” offering, net	345,253	1	22,885				22,886		22,886
Shares issued to a third party in connection with a legal settlement	11,077	—	772				772		772
Shares issued upon delivery of vested restricted share awards	229,121	—	(10,385)				(10,385)		(10,385)
Shares issued upon exercise of stock options and purchases under employee share purchase plan	43,003	—	(1,680)				(1,680)		(1,680)
Delivery of deferred vested shares, net			3,790		(3,790)		—		—
Amortization of stock-based compensation expense			18,917				18,917		18,917
Acquisition of noncontrolling interest			(1,845)				(1,845)	1,845	—
Contributions from noncontrolling interests							—	90,550	90,550
Distributions to noncontrolling interests							—	(20,643)	(20,643)
Dividends declared ($4.0100 per share)			1,158	(435,216)	224		(433,834)		(433,834)
Net income				277,289			277,289	7,794	285,083
Other comprehensive income:
Foreign currency translation adjustments						56,308	56,308	16,120	72,428
Realized and unrealized loss on derivative instruments						(37,763)	(37,763)	(15)	(37,778)
Change in unrealized loss on investments						(71)	(71)		(71)
Balance at December 31, 2017	106,922,616	$107	$4,433,573	$(1,052,064)	$46,656	$(236,011)	$3,192,261	$219,124	$3,411,385
(Continued)

W. P. Carey 2018 10-K – 72

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
Years Ended December 31, 2018, 2017, and 2016
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2016	104,448,777	$104	$4,282,042	$(738,652)	$56,040	$(172,291)	$3,427,243	$134,185	$3,561,428
Shares issued under “at-the-market” offering, net	1,249,836	2	83,764				83,766		83,766
Shares issued to a third party in connection with the redemption of a redeemable noncontrolling interest	217,011	—	13,418				13,418		13,418
Shares issued upon delivery of vested restricted share awards	337,179	—	(14,599)				(14,599)		(14,599)
Shares issued upon exercise of stock options and purchases under employee share purchase plan	41,359	—	(1,210)				(1,210)		(1,210)
Delivery of deferred vested shares, net			6,506		(6,506)		—		—
Deconsolidation of affiliate (Note 2)							—	(14,184)	(14,184)
Windfall tax benefits — share incentive plans			6,711				6,711		6,711
Amortization of stock-based compensation expense			21,222				21,222		21,222
Redemption value adjustment			561				561		561
Contributions from noncontrolling interests (Note 2)							—	14,530	14,530
Distributions to noncontrolling interests							—	(17,030)	(17,030)
Dividends declared ($3.9292 per share)			1,236	(422,922)	688		(420,998)		(420,998)
Net income				267,747			267,747	7,060	274,807
Other comprehensive loss:
Foreign currency translation adjustments						(91,353)	(91,353)	(1,081)	(92,434)
Realized and unrealized gain on derivative instruments						9,285	9,285	(7)	9,278
Change in unrealized loss on investments						(126)	(126)		(126)
Balance at December 31, 2016	106,294,162	$106	$4,399,651	$(893,827)	$50,222	$(254,485)	$3,301,667	$123,473	$3,425,140

See Notes to Consolidated Financial Statements.

W. P. Carey 2018 10-K – 73

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash Flows — Operating Activities
Net income	$424,341	$285,083	$274,807
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	298,166	261,415	279,693
Gain on sale of real estate	(118,605)	(33,878)	(71,318)
Distributions of earnings from equity method investments	62,015	66,259	64,650
Equity in earnings of equity method investments in the Managed Programs and real estate	(61,514)	(64,750)	(64,719)
Amortization of rent-related intangibles and deferred rental revenue	51,132	55,051	3,322
Investment Management revenue received in shares of Managed REITs and other	(49,110)	(69,658)	(31,786)
Gain on change in control of interests	(47,814)	—	—
Straight-line rent adjustments	(21,994)	(16,980)	(17,836)
Stock-based compensation expense	18,294	18,917	21,222
Realized and unrealized (gains) losses on foreign currency transactions, derivatives, and other	(17,644)	16,879	4,458
Deferred income taxes	(6,279)	(20,013)	(21,444)
Impairment charges	4,790	2,769	59,303
Allowance for credit losses	—	—	7,064
Changes in assets and liabilities:
Net changes in other operating assets and liabilities	(28,054)	9,390	27,637
Deferred structuring revenue received	9,456	16,705	20,695
Increase in deferred structuring revenue receivable	(8,014)	(6,530)	(8,951)
Net Cash Provided by Operating Activities	509,166	520,659	546,797
Cash Flows — Investing Activities
Purchases of real estate	(719,548)	(31,842)	(531,694)
Proceeds from sales of real estate	431,626	159,933	542,422
Cash and restricted cash acquired in connection with the CPA:17 Merger	113,634	—	—
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(107,684)	(78,367)	(64,441)
Proceeds from repayment of short-term loans to affiliates	37,000	277,894	37,053
Capital contributions to equity method investments	(18,173)	(1,291)	(147)
Return of capital from equity method investments	16,382	10,085	6,498
Funding of short-term loans to affiliates	(10,000)	(123,492)	(257,500)
Other investing activities, net	(7,681)	1,318	(847)
Cash paid to stockholders of CPA:17 – Global in the CPA:17 Merger	(1,688)	—	—
Deconsolidation of affiliate (Note 2)	—	—	(15,408)
Investment in assets of affiliate (Note 2)	—	—	(14,861)
Proceeds from limited partnership units issued by affiliate (Note 2)	—	—	14,184
Net Cash (Used in) Provided by Investing Activities	(266,132)	214,238	(284,741)
Cash Flows — Financing Activities
Repayments of Senior Unsecured Credit Facility	(2,108,629)	(1,680,198)	(954,006)
Proceeds from Senior Unsecured Credit Facility	1,403,254	1,302,463	1,154,157
Proceeds from issuance of Senior Unsecured Notes	1,183,828	530,456	348,887
Dividends paid	(440,431)	(431,182)	(416,655)
Proceeds from shares issued under “at-the-market” offering, net of selling costs	287,544	22,824	84,063
Prepayments of mortgage principal	(207,450)	(193,434)	(327,477)
Scheduled payments of mortgage principal	(100,433)	(344,440)	(170,979)
Distributions paid to noncontrolling interests	(18,216)	(20,643)	(17,030)
Payments for withholding taxes upon delivery of equity-based awards and exercises of stock options	(13,985)	(11,969)	(16,291)
Payment of financing costs	(8,059)	(12,675)	(3,619)
Other financing activities, net	(1,465)	(1,301)	2,646
Repurchase of shares in connection with CPA:17 Merger	(1,178)	—	—
Proceeds from mortgage financing	857	4,083	33,935
Contributions from noncontrolling interests	71	90,550	346
Net Cash Used in Financing Activities	(24,292)	(745,466)	(282,023)
Change in Cash and Cash Equivalents and Restricted Cash During the Year
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(4,355)	9,514	(7,336)
Net increase (decrease) in cash and cash equivalents and restricted cash	214,387	(1,055)	(27,303)
Cash and cash equivalents and restricted cash, beginning of year	209,676	210,731	238,034
Cash and cash equivalents and restricted cash, end of year	$424,063	$209,676	$210,731

See Notes to Consolidated Financial Statements.

W. P. Carey 2018 10-K – 74

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

Supplemental Non-Cash Investing and Financing Activities:

2018 — On October 31, 2018, CPA:17 – Global merged with and into us in the CPA:17 Merger (Note 3). The following table summarizes estimated fair values of the assets acquired and liabilities assumed in the CPA:17 Merger (in thousands):

Total Consideration
Fair value of W. P. Carey shares of common stock issued	$3,554,578
Cash paid for fractional shares	1,688
Fair value of our equity interest in CPA:17 – Global prior to the CPA:17 Merger	157,594
Fair value of our equity interest in jointly owned investments with CPA:17 – Global prior to the CPA:17 Merger	141,077
Fair value of noncontrolling interests acquired	(308,891)
3,546,046
Assets Acquired at Fair Value
Land, buildings and improvements — operating leases	2,954,034
Land, buildings and improvements — operating properties	426,758
Net investments in direct financing leases	626,038
In-place lease and other intangible assets	793,463
Above-market rent intangible assets	298,180
Equity investments in real estate	189,756
Goodwill	280,306
Other assets, net (excluding restricted cash)	228,980
Liabilities Assumed at Fair Value
Non-recourse mortgages, net	1,849,177
Senior Credit Facility, net	180,331
Accounts payable, accrued expenses and other liabilities	141,750
Below-market rent and other intangible liabilities	112,721
Deferred income taxes	76,085
Amounts attributable to noncontrolling interests	5,039
Net assets acquired excluding cash and restricted cash	3,432,412
Cash and restricted cash acquired	$113,634

See Notes to Consolidated Financial Statements.

W. P. Carey 2018 10-K – 75

W. P. CAREY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Organization

W. P. Carey Inc. (“W. P. Carey”) is a REIT that, together with our consolidated subsidiaries, invests primarily in operationally-critical, single-tenant commercial real estate properties located in the United States and Northern and Western Europe. We earn revenue principally by leasing the properties we own to companies on a triple-net lease basis, which generally requires each tenant to pay the costs associated with operating and maintaining the property.

Founded in 1973, our shares of common stock are listed on the New York Stock Exchange under the symbol “WPC.”

We have elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code effective as of February 15, 2012. As a REIT, we are not subject to federal income taxes on our income and gains that we distribute to our stockholders as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We also own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. Through our taxable REIT subsidiaries (“TRSs”), we also earn revenue as the advisor to certain publicly owned, non-traded investment programs. We hold all of our real estate assets attributable to our Real Estate segment under the REIT structure, while the activities conducted by our Investment Management segment subsidiaries have been organized under TRSs.

On October 31, 2018, one of the non-traded REITs that we advised, Corporate Property Associates 17 – Global Incorporated (“CPA:17 – Global”) merged with and into one of our wholly owned subsidiaries (the “CPA:17 Merger”) (Note 3). As a result, at December 31, 2018, we were the advisor to the following entities:

•
Corporate Property Associates 18 – Global Incorporated (“CPA:18 – Global”), a publicly owned, non-traded REIT that primarily invests in commercial real estate properties; we refer to CPA:17 – Global (until the closing of the CPA:17 Merger on October 31, 2018) and CPA:18 – Global together as the “CPA REITs;”

•
Carey Watermark Investors Incorporated (“CWI 1”) and Carey Watermark Investors 2 Incorporated (“CWI 2”), two publicly owned, non-traded REITs that invest in lodging and lodging-related properties; we refer to CWI 1 and CWI 2 together as the “CWI REITs” and, together with the CPA REITs, as the “Managed REITs” (Note 4); and

•
Carey European Student Housing Fund I, L.P., (“CESH”), a limited partnership formed for the purpose of developing, owning, and operating student housing properties and similar investments in Europe (Note 4); we refer to the Managed REITs (including CPA:17 – Global prior to the CPA:17 Merger) and CESH collectively as the “Managed Programs.”

In June 2017, our board of directors (the “Board”) approved a plan to exit non-traded retail fundraising activities carried out by our wholly-owned broker-dealer subsidiary, Carey Financial LLC (“Carey Financial”), as of June 30, 2017. As a result, we no longer raise capital for new or existing funds, but expect to continue managing our existing Managed Programs through the end of their respective life cycles (Note 4).

In August 2017, we resigned as the advisor to Carey Credit Income Fund (known since October 23, 2017 as Guggenheim Credit Income Fund) (“CCIF”), and by extension, its feeder funds (the “CCIF Feeder Funds”), each of which is a business development company (“BDC”) (Note 4). We refer to CCIF and the CCIF Feeder Funds collectively as the “Managed BDCs”. The board of trustees of CCIF approved our resignation and appointed CCIF’s subadvisor Guggenheim Partners Investment Management, LLC (“Guggenheim”), as the interim sole advisor to CCIF, effective as of September 11, 2017. The shareholders of CCIF approved Guggenheim’s appointment as sole advisor on a permanent basis on October 20, 2017. The Managed BDCs were included in the Managed Programs prior to our resignation as their advisor. We have retained our initial investment in shares of CCIF (now known as “GCIF”), which is included within Other assets, net in the consolidated financial statements (Note 8).

Reportable Segments

Real Estate — Lease revenues and equity income (Note 8) from our real estate investments generate the vast majority of our earnings. We invest primarily in commercial properties located in the United States and Northern and Western Europe, which are leased to companies on a triple-net lease basis. At December 31, 2018, our owned portfolio was comprised of our full or partial ownership interests in 1,163 properties, totaling approximately 131.0 million square feet (unaudited), substantially all of which were net leased to 304 tenants, with a weighted-average lease term of 10.2 years and an occupancy rate of 98.3%. In addition, at December 31, 2018, our portfolio was comprised of full or majority ownership interests in 48 operating properties,

W. P. Carey 2018 10-K – 76

Notes to Consolidated Financial Statements

including 46 self-storage properties and two hotels, totaling approximately 3.4 million square feet. See Note 3 for a description of the properties we acquired in the CPA:17 Merger and its impact on our portfolio.

Investment Management — Through our TRSs, we structure and negotiate investments and debt placement transactions for the Managed Programs, for which we earn structuring revenue, and manage their portfolios of real estate investments, for which we earn asset management revenue. We also earned asset management revenue from CCIF based on the average of its gross assets at fair value through the effective date of our resignation as its advisor. We may earn disposition revenue when we negotiate and structure the sale of properties on behalf of the Managed REITs, and we may also earn incentive revenue and receive other compensation through our advisory agreements with certain of the Managed Programs, including in connection with providing liquidity events for the Managed REITs’ stockholders. In addition, we include equity income generated through our (i) ownership of shares and limited partnership units of the Managed Programs (Note 8) and (ii) special general partner interests in the operating partnerships of the Managed REITs, through which we participate in their cash flows (Note 4), in our Investment Management segment.

At December 31, 2018, CPA:18 – Global owned all or a portion of 58 properties (including certain properties in which we have an ownership interest), totaling approximately 10.0 million square feet (unaudited), substantially all of which were net leased to 94 tenants, with an occupancy rate of approximately 98.2%. CPA:18 – Global and the other Managed Programs also had interests in 129 operating properties, totaling approximately 15.6 million square feet (unaudited), in the aggregate.

Note 2. Summary of Significant Accounting Policies

Critical Accounting Policies and Estimates

Accounting for Acquisitions

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, we account for the transaction or other event as an asset acquisition. Under both methods, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, we evaluate the existence of goodwill or a gain from a bargain purchase. We capitalize acquisition-related costs and fees associated with asset acquisitions. We immediately expense acquisition-related costs and fees associated with business combinations. However, following our adoption of Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, on January 1, 2017, all transaction costs incurred during the years ended December 31, 2018 and 2017 were capitalized since our acquisitions during the years were classified as asset acquisitions (excluding the CPA:17 Merger). Most of our future acquisitions are likely to be classified as asset acquisitions.

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

W. P. Carey 2018 10-K – 77

Notes to Consolidated Financial Statements

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

In the case where a tenant has a purchase option deemed to be favorable to the tenant, or the tenant has long-term renewal options at rental rates below estimated market rental rates, we generally include the value of the exercise of such purchase option or long-term renewal options in the determination of residual value.

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

W. P. Carey 2018 10-K – 78

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

Purchase Price Allocation of Goodwill — In the case of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired and assumed, respectively, represents goodwill. We allocate goodwill to the respective reporting units in which such goodwill arises. Goodwill acquired in certain business combinations, including the CPA:17 Merger, was attributed to the Real Estate segment which comprises one reporting unit. In the event we dispose of a property that constitutes a business under U.S. generally accepted accounting principles (“GAAP”) from a reporting unit with goodwill, we allocate a portion of the reporting unit’s goodwill to that business in determining the gain or loss on the disposal of the business. The amount of goodwill allocated to the business is based on the relative fair value of the business to the fair value of the reporting unit. As part of purchase accounting for a business, we record any deferred tax assets and/or liabilities resulting from the difference between the tax basis and GAAP basis of the investment in the taxing jurisdiction. Such deferred tax amount will be included in purchase accounting and may impact the amount of goodwill recorded depending on the fair value of all of the other assets and liabilities and the amounts paid.

Impairments

Real Estate — We periodically assess whether there are any indicators that the value of our long-lived real estate and related intangible assets may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, vacancies, an upcoming lease expiration, a tenant with credit difficulty, the termination of a lease by a tenant, or a likely disposition of the property.

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

As our investment objective is to hold properties on a long-term basis, holding periods used in the undiscounted cash flow analysis are generally ten years, but may be less if our intent is to hold a property for less than ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets and associated intangible assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining our estimate of future cash flows and, if warranted, we apply a probability-weighted method to the different possible scenarios. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the carrying value of the property’s asset group is considered not recoverable. We then measure the impairment loss as the excess of the carrying value of the property’s asset group over its estimated fair value. These analyses require us to make our best estimate of market rents, residual values, and holding periods. We estimate market rents and residual values using market information from outside sources such as third-party market research, external appraisals, broker quotes, or recent comparable sales.

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

W. P. Carey 2018 10-K – 79

Notes to Consolidated Financial Statements

Direct Financing Leases — We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information and third-party estimates (where available). If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge equal to the difference between the fair value and carrying amount of the residual value.

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

Equity Investments in the Managed Programs and Real Estate — We evaluate our equity investments in the Managed Programs and real estate on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent an impairment has occurred and is determined to be other-than-temporary, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by calculating our share of the estimated fair market value of the underlying net assets based on the terms of the applicable partnership or joint venture agreement. For certain investments in the Managed REITs, we calculate the estimated fair value of our investment using the most recently published net asset value per share (“NAV”) of each Managed REIT multiplied by the number of shares owned. For our equity investments in real estate, we calculate the estimated fair value of the underlying investment’s real estate or net investment in direct financing lease as described in Real Estate and Direct Financing Leases above. The fair value of the underlying investment’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying investment’s other financial assets and liabilities (excluding net investment in direct financing leases) have fair values that generally approximate their carrying values.

Goodwill — We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event (Note 7). To identify any impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. This assessment is used as a basis to determine whether it is necessary to calculate reporting unit fair values. If necessary, we calculate the estimated fair value of the Investment Management reporting unit by utilizing a discounted cash flow analysis methodology and available NAVs. We calculate the estimated fair value of the Real Estate reporting unit by applying an AFFO multiple based on comparable companies. Impairments, if any, will be the difference between the reporting unit’s fair value and carrying amount, not to exceed the carrying amount of goodwill.

Other Accounting Policies

Basis of Consolidation — Our consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries. The portions of equity in consolidated subsidiaries that are not attributable, directly or indirectly, to us are presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a variable interest entity (“VIE”) and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Fixed price purchase and renewal options within a lease, as well as certain decision-making rights within a loan or joint-venture agreement, can cause us to consider an entity a VIE. Limited partnerships and other similar entities that operate as a partnership will be considered a VIE unless the limited partners hold substantive kick-out rights or participation rights. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of the VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The liabilities of these VIEs are non-recourse to us and can only be satisfied from each VIE’s respective assets.

W. P. Carey 2018 10-K – 80

Notes to Consolidated Financial Statements

In connection with the CPA:17 Merger, we acquired four consolidated VIEs and six unconsolidated VIEs, but also declassified seven entities as VIEs. Outside of the CPA:17 Merger, we acquired two VIEs through our property acquisition activity, and sold one VIE in 2018.

At December 31, 2018 and 2017, we considered 32 and 28 entities to be VIEs, respectively, of which we consolidated 24 and 21, respectively, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in our consolidated balance sheets (in thousands):

	December 31,
	2018	2017
Land, buildings and improvements	$781,347	$916,001
Net investments in direct financing leases	305,493	40,133
In-place lease and other intangible assets	84,870	268,863
Above-market rent intangible assets	45,754	103,081
Accumulated depreciation and amortization	(164,942)	(251,979)
Total assets	1,112,984	1,118,727

Non-recourse mortgages, net	$157,955	$128,230
Total liabilities	227,461	201,186

At December 31, 2018, our eight unconsolidated VIEs included our interests in six unconsolidated real estate investments, which we account for under the equity method of accounting, and two unconsolidated entities, which we account for at fair value. At December 31, 2017, our seven unconsolidated VIEs included our interests in six unconsolidated real estate investments, which we accounted for under the equity method of accounting, and one unconsolidated entity, which we accounted for under the cost method of accounting. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities. As of December 31, 2018 and 2017, the net carrying amount of our investments in these entities was $301.6 million and $152.7 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the jointly owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments, nor do we have any legal obligation to fund operating deficits. At December 31, 2018, none of our equity investments had carrying values below zero.

On April 20, 2016, we formed a limited partnership, CESH, for the purpose of developing, owning, and operating student housing properties and similar investments in Europe. CESH commenced fundraising in July 2016 through a private placement with an initial offering of $100.0 million and a maximum offering of $150.0 million. Prior to August 30, 2016, which is the date that we had collected $14.2 million of net proceeds on behalf of CESH from limited partnership units issued in the private placement (primarily to independent investors), we had included CESH’s financial results and balances in our consolidated financial statements. On August 31, 2016, we determined that CESH had sufficient equity to finance its operations and that we were no longer considered the primary beneficiary, and as a result we deconsolidated CESH and began to account for our interest in it at fair value by electing the equity method fair value option available under GAAP. As of August 31, 2016, CESH had assets totaling $30.3 million on our consolidated balance sheet, including $15.4 million in Cash and cash equivalents and $14.9 million in Other assets, net. In connection with the deconsolidation, we recorded offsetting amounts of $14.2 million for the year ended December 31, 2016 in Contributions from noncontrolling interests and Deconsolidation of affiliate in the consolidated statements of equity, and in Proceeds from limited partnership units issued by affiliate and Deconsolidation of affiliate in the consolidated statements of cash flows. We recognized a gain on deconsolidation of $1.9 million, which is included in Other gains and (losses) in the consolidated statements of income for the year ended December 31, 2016. The deconsolidation did not have a material impact on our financial position or results of operations. Following the deconsolidation, we continue to serve as the advisor to CESH (Note 4).

W. P. Carey 2018 10-K – 81

Notes to Consolidated Financial Statements

Reclassifications — Certain prior period amounts have been reclassified to conform to the current period presentation. We currently present Operating property expenses on its own line item in the consolidated statements of income, which was previously included within Property expenses, excluding reimbursable tenant costs. In addition, in accordance with the SEC’s Disclosure Update and Simplification release, dated August 18, 2018, we moved Gain on sale of real estate, net in the consolidated statements of income to be included within Other Income and Expenses.

Restricted Cash — In connection with our adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, as described below, we revised our consolidated statements of cash flows to include restricted cash when reconciling the beginning-of-period and end-of-period cash amounts shown on the statement of cash flows. As a result, we retrospectively revised prior periods presented to conform to the current period presentation. Restricted cash primarily consists of security deposits and amounts required to be reserved pursuant to lender agreements for debt service, capital improvements, and real estate taxes. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	December 31,
	2018	2017	2016
Cash and cash equivalents	$217,644	$162,312	$155,482
Restricted cash (a)	206,419	47,364	55,249
Total cash and cash equivalents and restricted cash	$424,063	$209,676	$210,731
__________

(a)
Restricted cash is included within Other assets, net on our consolidated balance sheets. The amount as of December 31, 2018 includes $145.7 million of proceeds from the sale of a portfolio of Australian properties in December 2018 (Note 17). These funds were transferred from a restricted cash account to us in January 2019.

Land, Buildings and Improvements — We carry land, buildings, and personal property at cost less accumulated depreciation. We capitalize improvements and significant renovations that extend the useful life of the properties, while we expense replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets as incurred.

Gain/Loss on Sale — We recognize gains and losses on the sale of properties when the transaction meets the definition of a contract, criteria are met for the sale of one or more distinct assets and control of the properties is transferred. When these criteria are met, a gain or loss is recognized as the difference between the sale price, less any selling costs, and the carrying value of the property.

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

W. P. Carey 2018 10-K – 82

Notes to Consolidated Financial Statements

Other Assets and Liabilities — We include prepaid expenses, deferred rental income, tenant receivables, deferred charges, escrow balances held by lenders, restricted cash balances, marketable securities, derivative assets, other intangible assets, corporate fixed assets, our investment in shares of a cold storage operator (Note 9), our investment in shares of GCIF (Note 8), and our loans receivable in Other assets, net. We include derivative liabilities, amounts held on behalf of tenants, and deferred revenue in Accounts payable, accrued expenses and other liabilities. Deferred charges are costs incurred in connection with obtaining or amending our credit facility that are amortized over the terms of the debt and included in Interest expense in the consolidated financial statements. Deferred rental income is the aggregate cumulative difference for operating leases between scheduled rents that vary during the lease term, and rent recognized on a straight-line basis.

Allowance for Doubtful Accounts — We consider rents due under leases and payments under loans receivable to be past-due or delinquent when a contractually required rent, principal payment, or interest payment is not remitted in accordance with the provisions of the underlying agreement. We evaluate each account individually and set up an allowance when, based upon current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms, and the amount can be reasonably estimated.

Revenue Recognition, Real Estate Leased to Others — We lease real estate to others primarily on a triple-net leased basis, whereby the tenant is generally responsible for operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, and improvements.

Substantially all of our leases provide for either scheduled rent increases, periodic rent adjustments based on formulas indexed to changes in the Consumer Price Index (“CPI”) or similar indices, or percentage rents. CPI-based adjustments are contingent on future events and are therefore not included as minimum rent in straight-line rent calculations. We recognize rents from percentage rents as reported by the lessees, which is after the level of sales requiring a rental payment to us is reached. Percentage rents were insignificant for the periods presented.

For our operating leases, we record real estate at cost less accumulated depreciation; we recognize future minimum rental revenue on a straight-line basis over the non-cancelable lease term of the related leases and charge expenses to operations as incurred (Note 5). We record leases accounted for under the direct financing method as a net investment in direct financing leases (Note 6). The net investment is equal to the cost of the leased assets. The difference between the cost and the gross investment, which includes the residual value of the leased asset and the future minimum rents, is unearned income. We defer and amortize unearned income to income over the lease term so as to produce a constant periodic rate of return on our net investment in the lease.

Revenue Recognition, Investment Management Operations — We earn structuring revenue and asset management revenue in connection with providing services to the Managed Programs. We earn structuring revenue for services we provide in connection with the analysis, negotiation, and structuring of transactions, including acquisitions and dispositions and the placement of mortgage financing obtained by the Managed Programs. We earn asset management revenue from property management, leasing, and advisory services performed. In addition, we earn subordinated incentive and disposition revenue related to the disposition of properties. We may also earn termination revenue in connection with a liquidity event and/or the termination of the advisory agreements for the Managed REITs.

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

W. P. Carey 2018 10-K – 83

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

Depreciation — We compute depreciation of building and related improvements using the straight-line method over the estimated remaining useful lives of the properties (not to exceed 40 years) and furniture, fixtures, and equipment. We compute depreciation of tenant improvements using the straight-line method over the lesser of the remaining term of the lease or the estimated useful life.

Stock-Based Compensation — We have granted stock options, restricted share awards (“RSAs”), restricted share units (“RSUs”), and performance share units (“PSUs”) to certain employees and independent directors. Grants were awarded in the name of the recipient subject to certain restrictions of transferability and a risk of forfeiture. Stock-based compensation expense for all equity-classified stock-based compensation awards is based on the grant date fair value estimated in accordance with current accounting guidance for share-based payments. We recognize these compensation costs for only those shares expected to vest on a straight-line or graded-vesting basis, as appropriate, over the requisite service period of the award. We include stock-based compensation within Additional paid-in capital in the consolidated statements of equity and Stock-based compensation expense in the consolidated statements of income.

Foreign Currency Translation and Transaction Gains and Losses — We have interests in international real estate investments primarily in Europe, Canada, and Japan, and the primary functional currencies for those investments are the euro, the British pound sterling, the Danish krone, the Canadian dollar, and the Japanese yen. We perform the translation from these currencies to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the year. We report the gains and losses resulting from such translation as a component of other comprehensive income in equity. These translation gains and losses are released to net income (within Gain on sale of real estate, net, in the consolidated statements of income) when we have substantially exited from all investments in the related currency (Note 10, Note 14, Note 17).

A transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Also, foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of short-term subordinated intercompany debt with scheduled principal payments, are included in the determination of net income (within Other gains and (losses) in the statements of income).

Intercompany foreign currency transactions of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), in which the entities involved in the transactions are consolidated or accounted for by the equity method in our consolidated financial statements, are not included in net income but are reported as a component of other comprehensive income in equity.

W. P. Carey 2018 10-K – 84

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

General and Administrative Expenses — Beginning with the third quarter of 2017, personnel and rent expenses included within general and administrative expenses that are recorded by our Real Estate and Investment Managements segments are allocated based on time incurred by our personnel for those segments. Following our exit from non-traded retail fundraising activities, as of June 30, 2017 (Note 1), we believe that this allocation methodology is appropriate.

Income Taxes — We conduct business in various states and municipalities primarily within North America and Europe, and as a result, we or one or more of our subsidiaries file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. We derive most of our REIT income from our real estate operations under our Real Estate segment. Our domestic real estate operations are generally not subject to federal tax, and accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements for these operations. These operations may be subject to certain state and local taxes, as applicable. We conduct our Investment Management operations primarily through TRSs. In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate-related business. These operations are subject to federal, state, local, and foreign taxes, as applicable. Our financial statements are prepared on a consolidated basis including these TRSs and include a provision for current and deferred taxes on these operations.

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

We recognize deferred income taxes in certain of our subsidiaries taxable in the United States or in foreign jurisdictions. Deferred income taxes are generally the result of temporary differences (items that are treated differently for tax purposes than for GAAP purposes as described in Note 16). In addition, deferred tax assets arise from unutilized tax net operating losses, generated in prior years. Deferred income taxes are computed under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial bases of assets and liabilities. We provide a valuation allowance against our deferred income tax assets when we believe that it is more likely than not that all or some portion of the deferred income tax asset may not be realized. Whenever a change in circumstances causes a change in the estimated realizability of the related deferred income tax asset, the resulting increase or decrease in the valuation allowance is included in deferred income tax expense (benefit).

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

W. P. Carey 2018 10-K – 85

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

Pronouncements Adopted as of December 31, 2018

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, which constitute a majority of our revenues, but will primarily apply to revenues generated from our operating properties and our Investment Management business. We adopted this guidance for our interim and annual periods beginning January 1, 2018 using the modified retrospective transition method applied to any contracts not completed as of that date. There were no changes to the prior period presentations of revenue. Results of operations for reporting periods beginning January 1, 2018 are presented under Topic 606. The adoption of Topic 606 did not have a material impact on our consolidated financial statements.

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

Revenue from contracts under Accounting Standards Codification (“ASC”) 606 in our Real Estate segment primarily represented operating property revenues from hotels of $21.7 million, $30.6 million, and $30.7 million for the years ended December 31, 2018, 2017, and 2016, respectively. Operating property revenues from hotels are primarily comprised of revenues from food and beverage services during those periods. We sold one of our hotels in April 2018 (Note 17), and acquired one hotel in the CPA:17 Merger (Note 3); as a result, we own two hotel operating properties as of December 31, 2018. We identified a single performance obligation for each distinct service. Performance obligations are typically satisfied at a point in time, at the time of sale, or at the rendering of the service. Fees are generally determined to be fixed. Payment is typically due immediately following the delivery of the service. Revenue from contracts under ASC 606 from our Investment Management segment is discussed in Note 4.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 intends to reduce diversity in practice for certain cash flow classifications, including, but not limited to (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination, (iii) proceeds from the settlement of insurance claims, and (iv) distributions received from equity method investees. We retrospectively adopted this guidance for our interim and annual periods beginning January 1, 2018. As a result, we reclassified debt extinguishment costs from net cash provided by operating activities to net cash used in financing activities on the consolidated statement of cash flows for the years ended December 31, 2017 and 2016. The adoption of ASU 2016-15 did not have a material impact on our consolidated financial statements.

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

W. P. Carey 2018 10-K – 86

Notes to Consolidated Financial Statements

In February 2017, the FASB issued ASU 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 clarifies that the scope and application of ASC 610-20 includes the sale or transfer of nonfinancial assets and financial assets that meet the definition of nonfinancial assets to non-customers in substance, as well as partial sales. Nonfinancial assets within the scope of this Subtopic include the sale of land, buildings, and intangible assets. The Subtopic defines the term “in substance nonfinancial asset,” in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. It also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent company may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. Additionally, the Subtopic provides guidance on the recognition of gains and losses on the sale or transfer of these nonfinancial and in substance nonfinancial assets when control is transferred. We adopted this guidance for our interim and annual periods beginning January 1, 2018 and applied the modified retrospective transition method (applicable to any contracts not completed as of that date). The adoption of ASU 2017-05 did not have a material impact on our consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). ASU 2018-15 aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. We adopted this guidance for our interim period beginning October 1, 2018. The adoption of this standard did not have a material impact on our consolidated financial statements.

Pronouncements to be Adopted after December 31, 2018

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 modifies the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract: the lessee and the lessor. ASU 2016-02 provides new guidelines that change the accounting for leasing arrangements for lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the new standard remains equivalent to existing guidance, but has been updated to align with certain changes to the lessee model and the new revenue recognition standard.

ASU 2016-02 provides two transition methods. The first transition method allows for application of the new model at the beginning of the earliest comparative period presented. Under the second transition method, comparative periods would not be restated, with any cumulative effect adjustments recognized in the opening balance of retained earnings in the period of adoption. In addition, a practical expedient was recently issued by the FASB that allows lessors to combine non-lease components with related lease components if certain conditions are met.

The ASU eliminates specialized guidance for real estate sale and leaseback transactions and will now apply to both lessees and lessors. To qualify as a sale and leaseback transaction, certain criteria will have to be met, including qualifying as a sale (applying ASU 2014-09) and the transfer of control of the asset by the seller-lessee. Additionally, a real estate sale and leaseback arrangement that includes a seller-lessee repurchase option will result in a failed sale. As the buyer-lessor, where control is not transferred, the transaction will have to be accounted for as a financial asset instead of the purchase of a real estate asset. We do not anticipate having a significant amount of failed sales for sale and leaseback transactions as a result of the new sale and leaseback guidance.

W. P. Carey 2018 10-K – 87

Notes to Consolidated Financial Statements

We will adopt this guidance for our interim and annual periods beginning January 1, 2019 and expect to use the second transition method. We will also elect the practical expedient and apply it consistently to all leased real estate. ASU 2016-02 will require extensive quantitative and qualitative disclosures.

Under ASU 2016-02, lessors will only capitalize incremental direct leasing costs. Historically, we have not capitalized internal legal and leasing costs incurred, and thus do not expect to be impacted by the change.

We expect to recognize a right-of-use asset and a corresponding lease liability for certain operating office and land lease arrangements for which we are the lessee. The right-of-use asset and corresponding lease liability are expected to be less than 1.0% of total assets and less than 1.5% of total liabilities, respectively. Additionally, for lease arrangements that include common area maintenance services (subject to certain criteria being met), real estate taxes, and insurance where we are the lessor, we expect to present these amounts within lease revenues in our consolidated statements of income.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses. ASU 2016-13 introduces a new model for estimating credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. ASU 2016-13 will be effective for public business entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 intends to expand the scope of Topic 718 to include share-based payment transactions in exchange for goods and services from nonemployees which will align the accounting for such payments to nonemployees with the existing requirements for share-based payments granted to employees with certain exceptions. These share-based payments will now be measured at the grant-date fair value of the equity instrument issued. We will adopt this guidance for our interim and annual periods beginning January 1, 2019. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

Note 3. Merger with CPA:17 – Global

CPA:17 Merger

On June 17, 2018, we and certain of our subsidiaries entered into a merger agreement with CPA:17 – Global, pursuant to which CPA:17 – Global would merge with and into one of our subsidiaries in exchange for shares of our common stock, subject to approvals of our stockholders and the stockholders of CPA:17 – Global. The CPA:17 Merger and related transactions were approved by both sets of stockholders on October 29, 2018 and completed on October 31, 2018.

At the effective time of the CPA:17 Merger, each share of CPA:17 – Global common stock issued and outstanding immediately prior to the effective time of the CPA:17 Merger was canceled and the rights attaching to such share were converted automatically into the right to receive 0.160 shares of our common stock. Each share of CPA:17 – Global common stock owned by us or any of our subsidiaries immediately prior to the effective time of the CPA:17 Merger was automatically canceled and retired, and ceased to exist, for no consideration. In exchange for the 336,715,969 shares of CPA:17 – Global common stock that we and our affiliates did not previously own, we paid total merger consideration of approximately $3.6 billion, consisting of (i) the issuance of 53,849,087 shares of our common stock with a fair value of $3.6 billion, based on the closing price of our common stock on October 31, 2018 of $66.01 per share and (ii) cash of $1.7 million paid in lieu of issuing any fractional shares

W. P. Carey 2018 10-K – 88

Notes to Consolidated Financial Statements

of our common stock. As a condition of the CPA:17 Merger, we waived certain back-end fees that we would have otherwise been entitled to receive from CPA:17 – Global upon its liquidation pursuant to the terms of our advisory agreement with CPA:17 – Global.

Immediately prior to the closing of the CPA:17 Merger, CPA:17 – Global’s portfolio was comprised of full or partial ownership interests in 410 leased properties (including 137 properties in which we already owned a partial ownership interest), substantially all of which were triple-net leased with a weighted-average lease term of 11.0 years, an occupancy rate of 97.4%, and an estimated contractual minimum annualized base rent totaling $364.4 million, as well as 44 self-storage operating properties and one hotel operating property totaling 3.1 million square feet. The related property-level debt was comprised of non-recourse mortgage loans with an aggregate consolidated fair value of approximately $1.85 billion with a weighted-average annual interest rate of 4.3% as of October 31, 2018. We acquired equity interests in seven unconsolidated investments in the CPA:17 Merger, four of which were consolidated by CPA:18 – Global and three of which were jointly owned with a third party. These investments owned a total of 28 net-lease properties (which are included in the 410 leased properties described above) and seven self-storage properties (which are included in the 44 self-storage operating properties described above). The debt related to these equity investments was comprised of non-recourse mortgage loans with an aggregate fair value of approximately $467.1 million, of which our proportionate share was $208.2 million, with a weighted-average annual interest rate of 3.6% as of October 31, 2018. From the date of the CPA:17 Merger through December 31, 2018, lease revenues, operating property revenues, and net income from properties acquired were $52.8 million, $8.0 million, and $13.7 million, respectively.

CPA:17 – Global had a senior credit facility (comprised of a term loan and unsecured revolving credit facility) with an outstanding balance of approximately $180.3 million on October 31, 2018, the date of the closing of the CPA:17 Merger. On that date, we repaid in full all amounts outstanding under CPA:17 – Global’s senior credit facility, using funds borrowed under our Unsecured Revolving Credit Facility.

Purchase Price Allocation

We accounted for the CPA:17 Merger as a business combination under the acquisition method of accounting. After consideration of all applicable factors pursuant to the business combination accounting rules, we were considered the “accounting acquirer” due to various factors, including the fact that our stockholders held the largest portion of the voting rights in us upon completion of the CPA:17 Merger. Costs related to the CPA:17 Merger have been expensed as incurred and classified within Merger and other expenses in the consolidated statements of income, totaling $41.8 million and $0.4 million for the years ended December 31, 2018 and 2017, respectively.

The purchase price was allocated to the assets acquired and liabilities assumed, based upon their preliminary fair values at October 31, 2018. The following tables summarize the preliminary consideration and estimated fair values of the assets acquired and liabilities assumed in the acquisition, based on the current best estimate of management. We are in the process of finalizing our assessment of the fair value of the assets acquired and liabilities assumed. Investments in land, buildings and improvements, net investments in direct financing leases, equity investments in real estate, non-recourse mortgages, and noncontrolling interests were based on preliminary valuation data and estimates. Accordingly, the fair value of these assets and liabilities and the impact to goodwill are subject to change.

Preliminary Purchase Price Allocation (in thousands)
Total Consideration
Fair value of W. P. Carey shares of common stock issued	$3,554,578
Cash paid for fractional shares	1,688
Merger Consideration	3,556,266
Fair value of our equity interest in CPA:17 – Global prior to the CPA:17 Merger	157,594
Fair value of our equity interest in jointly owned investments with CPA:17 – Global prior to the CPA:17 Merger	141,077
Fair value of noncontrolling interests acquired	(308,891)
$3,546,046

W. P. Carey 2018 10-K – 89

Notes to Consolidated Financial Statements

Preliminary Purchase Price Allocation (in thousands)
Assets
Land, buildings and improvements — operating leases	$2,954,034
Land, buildings and improvements — operating properties	426,758
Net investments in direct financing leases	626,038
In-place lease and other intangible assets	793,463
Above-market rent intangible assets	298,180
Equity investments in real estate	189,756
Cash and cash equivalents and restricted cash	113,634
Other assets, net (excluding restricted cash)	228,980
Total assets	5,630,843
Liabilities
Non-recourse mortgages, net	1,849,177
Senior Credit Facility, net	180,331
Accounts payable, accrued expenses and other liabilities	141,750
Below-market rent and other intangible liabilities	112,721
Deferred income taxes	76,085
Total liabilities	2,360,064
Total identifiable net assets	3,270,779
Noncontrolling interests	(5,039)
Goodwill	280,306
$3,546,046

Goodwill

The $280.3 million of preliminary estimated goodwill recorded in the CPA:17 Merger was primarily due to the premium we paid over CPA:17 – Global’s estimated fair value. Management believes the premium is supported by several factors, including that: the CPA:17 Merger (i) improves our earnings quality, (ii) accelerates our strategy to further simplify our business, (iii) adds a high-quality diversified portfolio of net lease assets that is well-aligned with our existing portfolio, (iv) enhances our overall portfolio metrics, (v) significantly increases our size, scale, and market prominence, and (vi) enhances our overall credit profile.

The fair value of the 53,849,087 shares of our common stock issued in the CPA:17 Merger as part of the consideration paid for CPA:17 – Global of $3.6 billion was derived from the closing market price of our common stock on the acquisition date. As required by GAAP, the fair value related to the assets acquired and liabilities assumed, as well as the shares exchanged, has been computed as of the date we gained control, which was the closing date of the CPA:17 Merger, in a manner consistent with the methodology described above.

Goodwill is not deductible for income tax purposes.

Equity Investments and Noncontrolling Interests

During the fourth quarter of 2018, we recognized a gain on change in control of interests of approximately $29.0 million, which was the difference between the carrying value of approximately $128.7 million and the fair value of approximately $157.6 million of our previously held equity interest in 16,131,967 shares of CPA:17 – Global’s common stock.

The CPA:17 Merger also resulted in our acquisition of the remaining interests in six investments in which we already had a joint interest and accounted for under the equity method. Upon acquiring the remaining interests in these investments, we owned 100% of these investments and thus accounted for the acquisitions of these interests utilizing the purchase method of accounting. Due to the change in control of the six jointly owned investments that occurred, we recorded a gain on change in control of interests of approximately $18.8 million during the year ended December 31, 2018, which was the difference between our carrying values and the fair values of our previously held equity interests on October 31, 2018 of approximately

W. P. Carey 2018 10-K – 90

Notes to Consolidated Financial Statements

$122.3 million and approximately $141.1 million, respectively. Subsequent to the CPA:17 Merger, we consolidate these wholly owned investments.

In connection with the CPA:17 Merger, we also acquired the remaining interests in six less-than-wholly-owned investments that we already consolidated and recorded an adjustment to additional paid-in-capital of approximately $102.7 million related to the difference between our carrying values and the fair values of our previously held noncontrolling interests on October 31, 2018 of approximately $206.2 million and approximately $308.9 million, respectively.

The fair values of our previously held equity interests and our noncontrolling interests are based on the estimated fair market values of the underlying real estate and related mortgage debt, both of which were determined by management relying in part on a third party. Real estate valuation requires significant judgment. We determined the significant inputs to be Level 3 with ranges for our previously held equity interests and our noncontrolling interests as follows:

•	Market rents ranged from $1.65 per square foot to $54.00 per square foot;

•	Discount rates applied to the estimated net operating income of each property ranged from approximately 5.75% to 10.50%;

•	Discount rates applied to the estimated residual value of each property ranged from approximately 3.89% to 10.25%;

•	Residual capitalization rates applied to the properties ranged from approximately 5.75% to 9.50%;

•
The fair market value of the property level debt was determined based upon available market data for comparable liabilities and by applying selected discount rates to the stream of future debt payments; and

•	Discount rates applied to the property level debt cash flows ranged from approximately 2.40% to 5.95%.

Pro Forma Financial Information (Unaudited)

The following unaudited consolidated pro forma financial information has been presented as if the CPA:17 Merger had occurred on January 1, 2017 for the years ended December 31, 2018 and 2017. The pro forma financial information is not necessarily indicative of what the actual results would have been had the CPA:17 Merger on that date, nor does it purport to represent the results of operations for future periods.

(in thousands)

	Years Ended December 31,
	2018	2017
Pro forma total revenues	$1,214,899	$1,264,567

Pro forma net income	$403,229	$308,542
Pro forma net loss (income) attributable to noncontrolling interests	1,301	(429)
Pro forma net income attributable to W. P. Carey (a)	$404,530	$308,113
___________

(a)
The pro forma net income attributable to W. P. Carey through the year ended December 31, 2018 reflects the following income and expenses related to the CPA:17 Merger as if the CPA:17 Merger had taken place on January 1, 2017: (i) combined merger expenses of $58.9 million through December 31, 2018 and (ii) an aggregate gain on change in control of interests of $47.8 million.

Note 4. Agreements and Transactions with Related Parties

Advisory Agreements and Partnership Agreements with the Managed Programs

We have advisory agreements with each of the Managed Programs, pursuant to which we earn fees and are entitled to receive reimbursement for certain fund management expenses. Upon completion of the CPA:17 Merger on October 31, 2018 (Note 3), our advisory agreements with CPA:17 – Global were terminated, and we ceased earning revenue from CPA:17 – Global. The advisory agreements also entitle us to fees for serving as the dealer manager for the offerings of the Managed Programs. However, as previously noted, we ceased all active non-traded retail fundraising activities as of June 30, 2017 and facilitated the orderly processing of sales for CWI 2 and CESH until their offerings closed on July 31, 2017, at which point we no longer received dealer manager fees. In addition, we resigned as CCIF’s advisor in August 2017 and our advisory agreement with CCIF was terminated effective as of September 11, 2017, at which point we no longer earned any fees from CCIF. We currently

W. P. Carey 2018 10-K – 91

Notes to Consolidated Financial Statements

expect to continue to manage all existing Managed Programs through the end of their respective life cycles (Note 1). The advisory agreements with CPA:18 – Global and the CWI REITs have one-year terms that are currently scheduled to expire on December 31, 2019, and may be renewed for successive periods. The advisory agreement with CESH, which commenced on June 3, 2016, will continue until terminated pursuant to its terms.

We have partnership agreements with each of CPA:18 – Global and the CWI REITs, pursuant to which we are entitled to receive certain cash distributions. We also have a partnership agreement with CESH, pursuant to which we received limited partnership units of CESH equal to 2.5% of its gross offering proceeds in lieu of reimbursement of certain organizational expenses prior to the closing of CESH’s offering on July 31, 2017.

The following tables present a summary of revenue earned and/or cash received from the Managed Programs for the periods indicated, included in the consolidated financial statements. Asset management revenue excludes amounts received from third parties (in thousands):

	Years Ended December 31,
	2018	2017	2016
Asset management revenue (a)	$63,556	$70,125	$61,879
Distributions of Available Cash	46,609	47,862	45,121
Reimbursable costs from affiliates (a)	21,925	51,445	66,433
Structuring revenue (a)	20,826	34,198	47,328
Interest income on deferred acquisition fees and loans to affiliates	2,055	2,103	740
Other advisory revenue (a)	300	896	2,435
Dealer manager fees (a)	—	4,430	8,002
	$155,271	$211,059	$231,938

	Years Ended December 31,
	2018	2017	2016
CPA:17 – Global	$58,788	$75,188	$74,852
CPA:18 – Global	44,969	28,683	31,330
CWI 1	28,243	33,691	34,085
CWI 2	20,283	50,189	67,524
CCIF	—	12,787	11,164
CESH	2,988	10,521	12,983
	$155,271	$211,059	$231,938
__________

(a)	Amounts represent revenues from contracts under ASC 606.

The following table presents a summary of amounts included in Due from affiliates in the consolidated financial statements (in thousands):

	December 31,
	2018	2017
Short-term loans to affiliates, including accrued interest	$58,824	$84,031
Deferred acquisition fees receivable, including accrued interest	8,697	12,345
Reimbursable costs	3,227	4,315
Current acquisition fees receivable	2,106	83
Accounts receivable	1,425	4,089
Asset management fees receivable	563	356
Organization and offering costs	—	89
	$74,842	$105,308

W. P. Carey 2018 10-K – 92

Notes to Consolidated Financial Statements

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
In shares of its common stock and/or cash, at the option of CPA:17 – Global; payable 50% in cash and 50% in shares of its common stock for 2016; payable in shares of its common stock for 2017 through May 31, 2018; payable in cash from June 1, 2018 to October 31, 2018 (the date of the completion of the CPA:17 Merger)
			Rate depended on the type of investment and was based on the average market or average equity value, as applicable
CPA:18 – Global	0.5% – 1.5%	In shares of its Class A common stock and/or cash, at the option of CPA:18 – Global; payable in shares of its Class A common stock for 2018, 2017, and 2016	Rate depends on the type of investment and is based on the average market or average equity value, as applicable
CWI 1	0.5%	In shares of its common stock and/or cash, at our election; payable in shares of its common stock for 2018 and 2017; payable in cash for 2016	Rate is based on the average market value of the investment; we are required to pay 20% of the asset management revenue we receive to the subadvisor
CWI 2	0.55%	In shares of its Class A common stock and/or cash, at our election; payable in shares of its Class A common stock for 2018, 2017, and 2016	Rate is based on the average market value of the investment; we are required to pay 25% of the asset management revenue we receive to the subadvisor
CCIF	1.75% – 2.00%	In cash, prior to our resignation as the advisor to CCIF, effective September 11, 2017 (Note 1)	Based on the average of gross assets at fair value; we were required to pay 50% of the asset management revenue we received to the subadvisor
CESH	1.0%	In cash	Based on gross assets at fair value

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

W. P. Carey 2018 10-K – 93

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
In cash; for non net-lease investments, 1% – 1.75% upon completion; for net-lease investments, 2.5% upon completion, with 2% deferred and payable in three interest-bearing annual installments; we no longer receive structuring revenue from CPA:17 – Global following the CPA:17 Merger

Based on the total aggregate cost of the net-lease investments made; also based on the total aggregate cost of the non net-lease investments or commitments made; total limited to 6% of the contract prices in aggregate

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

CESH	2.0%	In cash upon acquisition	Based on the total aggregate cost of investments or commitments made, including the acquisition, development, construction, or redevelopment of the investments

The performance obligation for investment structuring services is satisfied at a point in time upon the closing of an investment acquisition, when there is an enforceable right to payment, and control (as well as the risks and rewards) has been transferred. Determining when control transfers requires management to make judgments that affect the timing of revenue recognized. Payment is due either on the day of acquisition (current portion) or deferred, as described above (see Note 6). We do not believe the deferral of the fees represents a significant financing component.

W. P. Carey 2018 10-K – 94

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

Managed Program	Payable	Description
CPA:17 – Global and CPA:18 – Global	In cash; reimbursements from CPA:17 – Global ceased following the CPA:17 Merger
Personnel and overhead costs, excluding those related to our legal transactions group, our senior management, and our investments team, are charged to the CPA REITs based on the average of the trailing 12-month aggregate reported revenues of the Managed Programs and us, and are capped at 1.0%, 2.0%, and 2.2% of each CPA REIT’s pro rata lease revenues for 2018, 2017, and 2016, respectively; for the legal transactions group, costs are charged according to a fee schedule

CWI 1 and CWI 2	In cash
Actual expenses incurred, excluding those related to our senior management; allocated between the CWI REITs based on the percentage of their total pro rata hotel revenues for the most recently completed quarter

CCIF and CCIF Feeder Funds	In cash	Actual expenses incurred, excluding those related to our investment management team and senior management team, prior to our resignation as the advisor to CCIF, effective September 11, 2017 (Note 1)
CESH	In cash	Actual expenses incurred

Distributions of Available Cash

We are entitled to receive distributions of up to 10% of the Available Cash (as defined in the respective partnership agreements) from the operating partnerships of each of the Managed REITs, payable quarterly in arrears. We are required to pay 20% and 25% of such distributions to the subadvisors of CWI 1 and CWI 2, respectively. After completion of the CPA:17 Merger on October 31, 2018 (Note 3), we no longer receive distributions of Available Cash from CPA:17 – Global.

Back-End Fees and Interests in the Managed Programs

Under our advisory agreements with certain of the Managed Programs, we may also receive compensation in connection with providing liquidity events for their stockholders. For the Managed REITs, the timing and form of such liquidity events are at the discretion of each REIT’s board of directors. Therefore, there can be no assurance as to whether or when any of these back-end fees or interests will be realized. Such back-end fees or interests may include disposition fees, interests in disposition proceeds, and distributions related to ownership of shares or limited partnership units in the Managed Programs. As a condition of the CPA:17 Merger, we waived certain back-end fees that we would have otherwise been entitled to receive from CPA:17 – Global upon its liquidation pursuant to the terms of our advisory agreement and partnership agreement with CPA:17 – Global (Note 3).

Other Transactions with Affiliates

Loans to Affiliates

From time to time, our Board has approved the making of secured and unsecured loans or lines of credit from us to certain of the Managed Programs, at our sole discretion, with each loan at a rate equal to the rate at which we are able to borrow funds under our Senior Unsecured Credit Facility (Note 11), generally for the purpose of facilitating acquisitions or for working capital purposes.

W. P. Carey 2018 10-K – 95

Notes to Consolidated Financial Statements

The following table sets forth certain information regarding our loans or lines of credit to affiliates (dollars in thousands):

	Interest Rate at December 31, 2018	Maturity Date at December 31, 2018	Maximum Loan Amount Authorized at December 31, 2018	Principal Outstanding Balance at December 31, (a)
Managed Program				2018	2017
CWI 1 (b) (c)	LIBOR + 1.00%	6/30/2019	$65,802	$41,637	$68,637
CESH (b)	LIBOR + 1.00%	5/3/2019	35,000	14,461	14,461
CWI 2	N/A	N/A	25,000	—	—
CPA:18 – Global	N/A	N/A	50,000	—	—
				$56,098	$83,098
__________

(a)	Amounts exclude accrued interest of $2.7 million and $0.9 million at December 31, 2018 and 2017, respectively.

(b)	LIBOR means London Interbank Offered Rate.

(c)	Maximum loan amount authorized at December 31, 2017 to CWI 1 was $100.0 million.

Repurchase of Shares

Upon the closing of the CPA:17 Merger (Note 3), the former independent directors of CPA:17 – Global received 17,778 shares of our common stock in the aggregate as merger consideration in exchange for their shares of CPA:17 – Global common stock. Since these former CPA:17 – Global directors are continuing as the independent directors of CPA:18 – Global, we repurchased these shares of our common stock in order to satisfy the independence requirements set forth in the organizational documents of CPA:18 – Global. In December 2018, we repurchased all 17,778 shares of our common stock from these directors at a price per share equal to the volume-weighted average trading price of a share of our common stock for the five consecutive trading days ending on the third trading day preceding the closing date of the CPA:17 Merger, for an aggregate of $1.2 million in cash.

Other

At December 31, 2018, we owned interests in jointly owned investments in real estate, with the remaining interests held by affiliates or third parties. We consolidate two such investments and account for eight such investments under the equity method of accounting (Note 8). In addition, we owned stock of each of the existing Managed REITs and limited partnership units of CESH at that date. We account for these investments under the equity method of accounting or at fair value (Note 8).

Note 5. Land, Buildings and Improvements

Land, Buildings and Improvements — Operating Leases

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	December 31,
	2018	2017
Land	$1,772,099	$1,125,539
Buildings and improvements	6,945,513	4,208,907
Real estate under construction	63,114	39,772
Less: Accumulated depreciation	(724,550)	(613,543)
	$8,056,176	$4,760,675

During 2018, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro decreased by 4.5% to $1.1450 from $1.1993. As a result of this fluctuation in foreign currency exchange rates, the carrying value of our Land, buildings and improvements subject to operating leases decreased by $79.5 million from December 31, 2017 to December 31, 2018.

W. P. Carey 2018 10-K – 96

Notes to Consolidated Financial Statements

As discussed in Note 3, we acquired 232 consolidated properties subject to existing operating leases in the CPA:17 Merger, which increased the carrying value of our Land, buildings and improvements subject to operating leases by $3.0 billion during the year ended December 31, 2018.

In connection with changes in lease classifications due to extensions of the underlying leases, we reclassified four properties with an aggregate carrying value of $16.0 million from Net investments in direct financing leases to Land, buildings and improvements during 2018 (Note 6).

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $162.6 million, $143.9 million, and $142.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Acquisitions of Real Estate During 2018 — We entered into the following investments, which were deemed to be real estate asset acquisitions, at a total cost of $806.9 million, including land of $126.4 million, buildings of $571.6 million (including capitalized acquisition-related costs of $17.3 million), net lease intangibles of $113.7 million, and net other liabilities assumed of $4.8 million:

•	an investment of $6.1 million for a warehouse facility in Sellersburg, Indiana, on February 21, 2018;

•	an investment of $79.1 million for one warehouse facility in Waukesha, Wisconsin, and two retail facilities in Appleton and Madison, Wisconsin, on March 15, 2018;

•
an investment of $85.5 million for a manufacturing facility in Bessemer, Alabama, on June 5, 2018 (the property was acquired as part of a nonmonetary transaction in exchange for 23 manufacturing facilities in various locations in the United States and Canada leased to the same tenant; this swap was recorded based on the fair value of the property acquired and was a non-cash investing activity) (Note 17);

•
an investment of $186.6 million for 14 logistics facilities and one office building in various locations in Denmark on June 28, 2018 (we also recorded an estimated deferred tax liability of $33.2 million, with a corresponding increase to the asset value, since we assumed the tax basis of the acquired portfolio);

•	an investment of $177.8 million for 36 retail facilities in various locations in the Netherlands on July 13, 2018;

•	an investment of $9.1 million for a manufacturing facility in Oostburg, Wisconsin, on July 17, 2018;

•	an investment of $22.9 million for an office/warehouse facility in Kampen, the Netherlands, on July 19, 2018;

•
an investment of $49.9 million for a logistics facility in Azambuja, Portugal, on September 28, 2018 (we also recorded an estimated deferred tax liability of $10.5 million, with a corresponding increase to the asset value, since we assumed the tax basis of the acquired property);

•	an investment of $29.8 million for a portfolio of four car dealership properties in the Netherlands on October 30, 2018; (we also funded $3.2 million for improvements at the properties);

•	an investment of $33.0 million for a portfolio of six industrial facilities in the Chicago, Illinois area on December 14, 2018;

•	an investment of $30.6 million for a warehouse facility in McHenry, Illinois, on December 14, 2018;

•
an investment of $41.4 million for a warehouse in Kilgore, Texas, on December 17, 2018 (we also committed to fund an additional $14.0 million for an expansion at the facility, which is expected to be completed in the second quarter of 2019);

•	an investment of $17.0 million for an industrial facility in San Luis Potosi, Mexico, on December 20, 2018;

•	an investment of $14.8 million for an industrial facility in Legnica, Poland, on December 21, 2018; and

•	an investment of $23.1 million for an industrial facility in Meru, France, on December 27, 2018.

The acquired net lease intangibles are comprised of (i) in-place lease intangible assets totaling $108.3 million, which have a weighted-average expected life of 19.1 years, (ii) above-market rent intangible assets totaling $9.9 million, which have a weighted-average expected life of 18.8 years, (iii) indefinite-lived below-market ground lease intangible assets totaling $5.5 million, (iv) below-market ground lease intangible assets totaling $2.3 million, which have a weighted-average expected life of 36.1 years, and (v) below-market rent intangible liabilities totaling $12.2 million, which have a weighted-average expected life of 22.1 years.

W. P. Carey 2018 10-K – 97

Notes to Consolidated Financial Statements

Acquisitions of Real Estate During 2017 — We entered into the following investments, which were deemed to be real estate asset acquisitions, at a total cost of $31.8 million, including land of $4.8 million, buildings of $18.5 million (including capitalized acquisition-related costs of $0.1 million), and net lease intangibles of $8.5 million:

•
an investment of $6.0 million for an industrial facility in Chicago, Illinois, on June 27, 2017. We also committed to fund approximately $3.6 million of building improvements at that facility, which were completed in June 2018, as described below; and

•	an investment of $25.8 million for an office building in Roseville, Minnesota, on November 14, 2017.

Acquisitions of Real Estate During 2016 — We entered into the following investments, which were deemed to be real estate asset acquisitions, at a total cost of $530.3 million, including land of $140.2 million, buildings of $259.8 million, and net lease intangibles of $130.3 million (including acquisition-related costs of $4.0 million, which were capitalized to land, building, and intangibles):

•
an investment of $167.7 million for three private school campuses in Coconut Creek, Florida, on April 1, 2016 and in Windermere, Florida, and Houston, Texas, on May 31, 2016. We also committed to fund an additional $128.1 million of build-to-suit financing through 2020 in order to fund expansions of the existing facilities;

•
an investment of $218.2 million for 43 manufacturing facilities in various locations in the United States and six manufacturing facilities in various locations in Canada on April 5 and 14, 2016; on October 4, 2016, we acquired a manufacturing facility in San Antonio, Texas, from the tenant for $3.8 million (which we consider to be part of the original investment) and simultaneously disposed of a manufacturing facility in Mascouche, Canada, which was acquired as part of the original investment, for the same amount; and

•
an investment of $140.7 million for 13 manufacturing facilities and one office facility in various locations in Canada, Mexico, and the United States on November 8, 2016 and December 1, 2016. In addition, we recorded an estimated deferred tax liability of $29.4 million, with a corresponding increase to the asset value, since we assumed the tax basis of the acquired entities as part of the acquisition of the shares of these entities.

In addition, we entered into the following investments, which were deemed to be real estate asset acquisitions, at a total cost of $1.9 million:

•
an investment of $1.1 million for a parcel of land adjacent to a property owned by us in McCalla, Alabama, on October 20, 2016. We also committed to fund $21.5 million of build-to-suit financing for the construction of an industrial facility on the land. Construction commenced during 2016 and was completed during 2017; and

•
an investment of $0.8 million for a parcel of land adjacent to a property owned by us in Rio Rancho, New Mexico, on December 9, 2016. We reimbursed the tenant in the property $0.6 million for the costs of constructing a parking lot, which was completed during 2017.

Dollar amounts are based on the exchange rates of the foreign currencies on the dates of activity, as applicable.

Real Estate Under Construction

During 2018, we capitalized real estate under construction totaling $65.6 million. The number of construction projects in progress with balances included in real estate under construction was four and five as of December 31, 2018 and 2017, respectively. Aggregate unfunded commitments totaled approximately $204.5 million and $147.9 million as of December 31, 2018 and 2017, respectively.

During 2018, we completed the following construction projects, at a total cost of $102.5 million, of which $39.8 million was capitalized during 2017:

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

•	a renovation project at an industrial facility in Chicago, Illinois, in June 2018 at a cost totaling $3.5 million;

W. P. Carey 2018 10-K – 98

Notes to Consolidated Financial Statements

•	an expansion project at an education facility in Windermere, Florida, in August 2018 at a cost totaling $15.1 million, including capitalized interest;

•	a renovation project at a retail facility in Kennesaw, Georgia, in August 2018 at a cost totaling $5.5 million;

•	a build-to-suit project for an industrial facility in Radomsko, Poland, in August 2018 at a cost totaling $16.0 million, including capitalized interest;

•	an expansion project at an education facility in Coconut Creek, Florida, in November 2018 at a cost totaling $24.5 million, including capitalized interest; and

•
an expansion project at an industrial facility in Holmesville, Ohio, in December 2018 at a cost totaling $3.1 million (this investment is included within Net investments in direct financing leases in the consolidated balance sheets).

During 2018, we committed to fund an aggregate of $19.6 million (based on the exchange rate of the euro at December 31, 2018) for an expansion project for an existing tenant at a warehouse facility in Rotterdam, the Netherlands. We currently expect to complete the project in the third quarter of 2019.

During 2018, we committed to fund an aggregate of $75.0 million for a build-to-suit project at an industrial facility in San Antonio, Texas. We currently expect to complete the project in the second quarter of 2020.

During 2017, we completed the following construction projects, at a total cost of $65.4 million, of which $35.5 million was capitalized during 2016:

•	an expansion project at an industrial facility in Windsor, Connecticut, in March 2017 at a cost totaling $3.3 million;

•	an expansion project at an educational facility in Coconut Creek, Florida, in May 2017 at a cost totaling $18.2 million;

•	an expansion project at two industrial facilities in Monarto, Australia, in May 2017 at a cost totaling $15.9 million;

•	a build-to-suit project for an industrial facility in McCalla, Alabama, in June 2017 at a cost totaling $21.6 million; and

•	an expansion project for a parking garage at an office building in Mönchengladbach, Germany, in December 2017 at a cost totaling $6.4 million.

We completed a redevelopment project for an industrial facility in Doraville, Georgia, in October 2016 at a cost totaling $13.8 million.

Dollar amounts are based on the exchange rates of the foreign currencies on the dates of activity, as applicable.

Dispositions of Real Estate

During 2018, we sold 46 properties and completed a nonmonetary transaction, which included the disposition of 23 properties in exchange for the acquisition of one property (as described in Acquisitions of Real Estate above), all of which were classified as Land, buildings and improvements subject to operating leases. As a result, the carrying value of our Land, buildings and improvements subject to operating leases decreased by $255.6 million from December 31, 2017 to December 31, 2018.

Future Dispositions of Real Estate

As of December 31, 2018, two of our tenants had exercised their options to repurchase the properties they are leasing for an aggregate of $8.6 million (the amount for one repurchase is based on the exchange rate of the euro as of December 31, 2018), but there can be no assurance that such repurchases will be completed. At December 31, 2018, these two properties had an aggregate asset carrying value of $6.6 million.

In addition, as of December 31, 2018, one of our tenants had exercised its option to repurchase the three properties it is leasing for a price to be determined at a future date, but there can be no assurance that such repurchase will be completed. At December 31, 2018, these properties had an aggregate asset carrying value of $14.2 million.

W. P. Carey 2018 10-K – 99

Notes to Consolidated Financial Statements

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals, expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments, under non-cancelable operating leases at December 31, 2018 are as follows (in thousands):

Years Ending December 31,	Total
2019	$920,044
2020	915,411
2021	896,083
2022	861,688
2023	802,509
Thereafter	6,151,480
Total	$10,547,215

Land, Buildings and Improvements — Operating Properties

At December 31, 2018, Land, buildings and improvements attributable to operating properties consisted of our investments in 37 consolidated self-storage properties and two consolidated hotels. In April 2018, we sold one hotel with a carrying value of $33.2 million (Note 17). We acquired the 37 self-storage properties and one hotel with a fair value of $426.8 million in the CPA:17 Merger (Note 3), which excludes seven self-storage properties acquired in the CPA:17 Merger accounted for under the equity method (Note 8). At December 31, 2017, Land, buildings and improvements attributable to operating properties consisted of our investments in two hotels. Below is a summary of our Land, buildings and improvements attributable to operating properties (in thousands):

	December 31,
	2018	2017
Land	$102,478	$6,041
Buildings and improvements	363,572	77,006
Real estate under construction	4,620	—
Less: Accumulated depreciation	(10,234)	(16,419)
	$460,436	$66,628

Depreciation expense on our buildings and improvements attributable to operating properties was $4.2 million, $4.3 million, and $4.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Note 6. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in direct financing leases, loans receivable, and deferred acquisition fees. Operating leases are not included in finance receivables as such amounts are not recognized as assets in the consolidated financial statements.

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	December 31,
	2018	2017
Minimum lease payments receivable	$1,160,977	$600,228
Unguaranteed residual value	966,826	676,321
	2,127,803	1,276,549
Less: unearned income	(821,588)	(554,942)
	$1,306,215	$721,607

W. P. Carey 2018 10-K – 100

Notes to Consolidated Financial Statements

2018 — Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $74.2 million for the year ended December 31, 2018. As discussed in Note 3, we acquired 40 consolidated properties subject to direct financing leases in the CPA:17 Merger, which increased the carrying value of our Net investments in direct financing leases by $626.0 million during the year ended December 31, 2018. During the year ended December 31, 2018, the U.S. dollar strengthened against the euro, resulting in an $18.1 million decrease in the carrying value of Net investments in direct financing leases from December 31, 2017 to December 31, 2018. During the year ended December 31, 2018, we sold two properties accounted for as direct financing leases that had an aggregate net carrying value of $7.7 million. During the year ended December 31, 2018, we reclassified four properties with a carrying value of $16.0 million from Net investments in direct financing leases to Land, buildings and improvements in connection with changes in lease classifications due to extensions of the underlying leases (Note 5).

2017 — Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $66.2 million for the year ended December 31, 2017.

2016 — Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $71.2 million for the year ended December 31, 2016. In addition, we recognized an impairment charge of $7.0 million on a property accounted for as Net investments in direct financing leases, which was sold in January 2017, based on the fair value of the property less costs to sell of $26.2 million (Note 9).

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals, expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments, under non-cancelable direct financing leases at December 31, 2018 are as follows (in thousands):

Years Ending December 31,	Total
2019 (a)	$373,632
2020	98,198
2021	95,181
2022	85,801
2023	80,033
Thereafter	428,132
Total	$1,160,977
__________

(a)
Includes $250.0 million for a bargain purchase option. In January 2018, The New York Times Company, a tenant at one of our properties that was acquired in the CPA:17 Merger, exercised its bargain purchase option to repurchase the property for $250.0 million in the fourth quarter of 2019. There can be no assurance that such repurchase will be completed. At December 31, 2018, this property had an aggregate asset carrying value of $264.6 million.

Loans Receivable

We acquired four loans receivable in the CPA:17 Merger on October 31, 2018 (Note 3) related to a domestic investment, consisting of:

•	a loan to the developer of an observation wheel with a fair value of $24.4 million;

•	a mezzanine loan to the developer of an entertainment complex with a fair value of $23.4 million; and

•	two separate loans to two individuals associated with the investment, each with a fair value of $5.0 million.

In addition, at December 31, 2018 and 2017, we had a loan receivable representing the expected future payments under a sales type lease with a carrying value of $9.5 million and $10.0 million, respectively. Our loans receivable are included in Other assets, net in the consolidated financial statements, and had an aggregate carrying value of $67.3 million and $10.0 million at December 31, 2018 and 2017, respectively. Earnings from our loans receivable are included in Lease termination income and other in the consolidated financial statements.

W. P. Carey 2018 10-K – 101

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

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. During the year ended December 31, 2016, we increased the allowance for credit losses on a single direct financing lease investment by $7.1 million, which was recorded in Property expenses, excluding reimbursable tenant costs in the consolidated financial statements, due to a decline in the estimated amount of future payments we would receive from the tenant. This allowance was established in the fourth quarter of 2015. We sold this direct financing lease investment in August 2017. At both December 31, 2018 and 2017, none of the balances of our finance receivables were past due. Other than the lease extensions noted under Net Investment in Direct Financing Leases above, there were no material modifications of finance receivables during the year ended December 31, 2018.

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

A summary of our finance receivables by internal credit quality rating, excluding our deferred acquisition fees receivable, is as follows (dollars in thousands):

	Number of Tenants / Obligors at December 31,		Carrying Value at December 31,
Internal Credit Quality Indicator	2018	2017	2018	2017
1 – 3	36	24	$1,135,321	$608,101
4	10	8	227,591	123,477
5	1	—	10,580	—
			$1,373,492	$731,578

Note 7. Goodwill and Other Intangibles

We have recorded net lease, internal-use software development, and trade name intangibles that are being amortized over periods ranging from two years to 48 years. In addition, we have several ground lease intangibles that are being amortized over periods of up to 99 years. In-place lease and below-market ground lease (as lessee) intangibles, at cost are included in In-place lease and other intangible assets in the consolidated financial statements. Above-market rent intangibles, at cost are included in Above-market rent intangible assets in the consolidated financial statements. Accumulated amortization of in-place lease, below-market ground lease (as lessee), and above-market rent intangibles is included in Accumulated depreciation and amortization in the consolidated financial statements. Internal-use software development and trade name intangibles are included in Other assets, net in the consolidated financial statements. Below-market rent, above-market ground lease (as lessee), and below-market purchase option intangibles are included in Below-market rent and other intangible liabilities, net in the consolidated financial statements.

W. P. Carey 2018 10-K – 102

Notes to Consolidated Financial Statements

Net lease intangibles recorded in connection with property acquisitions during 2018 are described in Note 5. In connection with the CPA:17 Merger (Note 3), we recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
In-place lease	11.2	$770,863
Above-market rent	12.2	298,180
Below-market ground lease	57.1	22,600
		$1,091,643

Amortizable Intangible Liabilities
Below-market rent	25.1	$(109,894)
Above-market ground lease	76.0	(2,827)
		$(112,721)

In connection with certain business combinations, including the CPA:17 Merger, we recorded goodwill as a result of consideration exceeding the fair values of the assets acquired and liabilities assumed (Note 2). The goodwill was attributed to our Real Estate reporting unit as it relates to the real estate assets we acquired in such business combinations. The following table presents a reconciliation of our goodwill (in thousands):

	Real Estate	Investment Management	Total
Balance at January 1, 2016	$618,202	$63,607	$681,809
Allocation of goodwill to the cost basis of properties sold or classified as held for sale (a)	(34,405)	—	(34,405)
Impairment charges (Note 9)	(10,191)	—	(10,191)
Foreign currency translation adjustments	(1,293)	—	(1,293)
Balance at December 31, 2016	572,313	63,607	635,920
Foreign currency translation adjustments	8,040	—	8,040
Balance at December 31, 2017	580,353	63,607	643,960
Acquisition of CPA:17 – Global (Note 3)	280,306	—	280,306
Foreign currency translation adjustments	(3,322)	—	(3,322)
Balance at December 31, 2018	$857,337	$63,607	$920,944
__________

(a)
Following our adoption of ASU 2017-01 on January 1, 2017, goodwill that was previously allocated to businesses that were sold or held for sale will no longer be allocated and written off upon sale if future sales are deemed to be sales of assets and not businesses (Note 2).

Current accounting guidance requires that we test for the recoverability of goodwill at the reporting unit level. The test for recoverability must be conducted at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. In connection with the announcement of the then-proposed CPA:17 Merger in June 2018 (Note 3), we performed a test for impairment during the second quarter of 2018 for goodwill recorded in both segments and found no impairment indicated (Note 2). In addition, we performed our annual test for impairment on October 1, 2018 for goodwill recorded in both segments and found no impairment indicated.

W. P. Carey 2018 10-K – 103

Notes to Consolidated Financial Statements

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	December 31,
	2018			2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$18,924	$(10,672)	$8,252	$18,649	$(7,862)	$10,787
Trade name	3,975	(1,196)	2,779	3,975	(401)	3,574
	22,899	(11,868)	11,031	22,624	(8,263)	14,361
Lease Intangibles:
In-place lease	1,960,437	(496,096)	1,464,341	1,194,055	(421,686)	772,369
Above-market rent	925,797	(330,935)	594,862	640,480	(276,110)	364,370
Below-market ground lease	42,889	(2,367)	40,522	18,936	(1,855)	17,081
	2,929,123	(829,398)	2,099,725	1,853,471	(699,651)	1,153,820
Indefinite-Lived Goodwill and Intangible Assets
Goodwill	920,944	—	920,944	643,960	—	643,960
Below-market ground lease	6,302	—	6,302	985	—	985
	927,246	—	927,246	644,945	—	644,945
Total intangible assets	$3,879,268	$(841,266)	$3,038,002	$2,521,040	$(707,914)	$1,813,126

Finite-Lived Intangible Liabilities
Below-market rent	$(253,633)	$57,514	$(196,119)	$(135,704)	$48,657	$(87,047)
Above-market ground lease	(15,961)	3,663	(12,298)	(13,245)	3,046	(10,199)
	(269,594)	61,177	(208,417)	(148,949)	51,703	(97,246)
Indefinite-Lived Intangible Liabilities
Below-market purchase option	(16,711)	—	(16,711)	(16,711)	—	(16,711)
Total intangible liabilities	$(286,305)	$61,177	$(225,128)	$(165,660)	$51,703	$(113,957)

Net amortization of intangibles, including the effect of foreign currency translation, was $174.1 million, $157.8 million, and $163.8 million for the years ended December 31, 2018, 2017, and 2016, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues; amortization of internal-use software development, trade name, and in-place lease intangibles is included in Depreciation and amortization; and amortization of above-market ground lease and below-market ground lease intangibles is included in Property expenses, excluding reimbursable tenant costs.

W. P. Carey 2018 10-K – 104

Notes to Consolidated Financial Statements

Based on the intangible assets and liabilities recorded at December 31, 2018, scheduled annual net amortization of intangibles for each of the next five calendar years and thereafter is as follows (in thousands):

Years Ending December 31,	Net Decrease in Lease Revenues	Increase to Amortization/ Property Expenses	Total
2019	$63,680	$196,279	$259,959
2020	55,994	167,700	223,694
2021	52,260	152,891	205,151
2022	46,238	139,693	185,931
2023	41,531	128,314	169,845
Thereafter	139,040	718,719	857,759
Total	$398,743	$1,503,596	$1,902,339

Note 8. Equity Investments in the Managed Programs and Real Estate

We own interests in certain unconsolidated real estate investments with CPA:18 – Global and third parties, and also own interests in the Managed Programs. We account for our interests in these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences) or at fair value by electing the equity method fair value option available under GAAP.

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

The following table presents Equity in earnings of equity method investments in the Managed Programs and real estate, which represents our proportionate share of the income or losses of these investments, as well as certain adjustments related to amortization of basis differences related to purchase accounting adjustments (in thousands):

	Years Ended December 31,
	2018	2017	2016
Distributions of Available Cash (Note 4)	$46,609	$47,862	$45,121
Proportionate share of equity in earnings of equity method investments in the Managed Programs	3,896	5,156	7,698
Amortization of basis differences on equity method investments in the Managed Programs	(2,332)	(1,336)	(1,028)
Total equity in earnings of equity method investments in the Managed Programs	48,173	51,682	51,791
Equity in earnings of equity method investments in real estate	15,585	15,452	16,503
Amortization of basis differences on equity method investments in real estate	(2,244)	(2,384)	(3,575)
Total equity in earnings of equity method investments in real estate	13,341	13,068	12,928
Equity in earnings of equity method investments in the Managed Programs and real estate	$61,514	$64,750	$64,719

Managed Programs

We own interests in the Managed Programs and account for these interests under the equity method because, as their advisor, we do not exert control over, but we do have the ability to exercise significant influence over, the Managed Programs. Operating results of the Managed Programs are included in the Investment Management segment.

W. P. Carey 2018 10-K – 105

Notes to Consolidated Financial Statements

The following table sets forth certain information about our investments in the Managed Programs (dollars in thousands):

	% of Outstanding Shares Owned at		Carrying Amount of Investment at
	December 31,		December 31,
Fund	2018	2017	2018	2017
CPA:17 – Global (a)	100.000%	4.186%	$—	$125,676
CPA:17 – Global operating partnership (a)	100.000%	0.009%	—	—
CPA:18 – Global (b)	3.446%	2.540%	39,600	28,433
CPA:18 – Global operating partnership	0.034%	0.034%	209	209
CWI 1 (b)	3.062%	2.119%	38,600	26,810
CWI 1 operating partnership	0.015%	0.015%	186	186
CWI 2 (b)	2.807%	1.786%	25,200	16,495
CWI 2 operating partnership	0.015%	0.015%	300	300
CESH (c)	2.430%	2.430%	3,495	3,299
			$107,590	$201,408
__________

(a)	On October 31, 2018, we acquired all of the remaining interests in CPA:17 – Global and the CPA:17 – Global operating partnership in the CPA:17 Merger (Note 3).

(b)	During 2018, we received asset management revenue from the Managed REITs in shares of their common stock, which increased our ownership percentage in each of the Managed REITs (Note 4).

(c)	Investment is accounted for at fair value.

CPA:17 – Global — We received distributions from this investment during the years ended December 31, 2018, 2017, and 2016 of $10.1 million, $8.4 million, and $7.3 million, respectively. We received distributions from our investment in the CPA:17 – Global operating partnership during the years ended December 31, 2018, 2017, and 2016 of $26.3 million, $26.7 million, and $24.8 million, respectively (Note 4).

CPA:18 – Global — The carrying value of our investment in CPA:18 – Global at December 31, 2018 includes asset management fees receivable, for which 111,370 shares of CPA:18 – Global class A common stock were issued during the first quarter of 2019. We received distributions from this investment during the years ended December 31, 2018, 2017, and 2016 of $2.6 million, $1.7 million, and $0.9 million, respectively. We received distributions from our investment in the CPA:18 – Global operating partnership during the years ended December 31, 2018, 2017, and 2016 of $9.7 million, $8.7 million, and $7.6 million, respectively (Note 4).

CWI 1 — The carrying value of our investment in CWI 1 at December 31, 2018 includes asset management fees receivable, for which 112,315 shares of CWI 1 common stock were issued during the first quarter of 2019. We received distributions from this investment during the years ended December 31, 2018, 2017, and 2016 of $2.0 million, $1.1 million, and $0.9 million, respectively. We received distributions from our investment in the CWI 1 operating partnership during the years ended December 31, 2018, 2017, and 2016 of $5.1 million, $7.5 million, and $9.4 million, respectively (Note 4).

CWI 2 — The carrying value of our investment in CWI 2 at December 31, 2018 includes asset management fees receivable, for which 78,214 shares of class A common stock of CWI 2 were issued during the first quarter of 2019. We received distributions from this investment during the years ended December 31, 2018, 2017 and 2016 of $1.1 million, $0.4 million, and $0.1 million, respectively. We received distributions from our investment in the CWI 2 operating partnership during the years ended December 31, 2018, 2017, and 2016 of $5.5 million, $5.1 million, and $3.3 million, respectively (Note 4).

CESH — Under the limited partnership agreement we have with CESH, we paid all organization and offering costs on behalf of CESH, and instead of being reimbursed by CESH for actual costs incurred, we received limited partnership units of CESH equal to 2.5% of its gross offering proceeds (Note 4). In connection with the end of active fundraising by Carey Financial on June 30, 2017, we facilitated the orderly processing of sales in the CESH offering through July 31, 2017, which then closed its offering on that date (Note 4). We have elected to account for our investment in CESH at fair value by selecting the equity method fair value option available under GAAP. We record our investment in CESH on a one quarter lag; therefore, the balance of our equity method investment in CESH recorded as of December 31, 2018 is based on the estimated fair value of our equity

W. P. Carey 2018 10-K – 106

Notes to Consolidated Financial Statements

method investment in CESH as of September 30, 2018. We did not receive distributions from this investment during the years ended December 31, 2018, 2017, or 2016.

CCIF — In August 2017, we resigned as the advisor to CCIF, effective as of September 11, 2017 (Note 1). As such, we reclassified our investment in shares of CCIF (known since October 23, 2017 as GCIF) from Equity investments in the Managed Programs and real estate to Other assets, net in our consolidated balance sheets and accounted for it under the cost method, since we no longer shared decision-making responsibilities with the third-party investment partner. Following our adoption of ASU 2016-01, effective January 1, 2018, (Note 2), we account for our investment in shares of GCIF at fair value. Our investment in shares of GCIF had a carrying value of $23.6 million and $23.3 million at December 31, 2018 and 2017, respectively, and is included in our Investment Management segment. We received distributions from our investment in CCIF during the years ended December 31, 2017 and 2016 of $0.9 million and $0.7 million, respectively. Following our resignation as the advisor to CCIF in the third quarter of 2017, distributions of earnings from GCIF are recorded within Other gains and (losses) in the consolidated financial statements.

At December 31, 2018 and 2017, the aggregate unamortized basis differences on our equity investments in the Managed Programs were $35.2 million and $55.2 million, respectively.

The following tables present estimated combined summarized financial information for the Managed Programs. Amounts provided are expected total amounts attributable to the Managed Programs and do not represent our proportionate share (in thousands):

	December 31,
	2018	2017
Net investments in real estate	$5,417,770	$9,378,520
Other assets	1,019,263	1,811,771
Total assets	6,437,033	11,190,291
Debt	(3,320,428)	(5,393,811)
Accounts payable, accrued expenses and other liabilities	(418,975)	(839,847)
Total liabilities	(3,739,403)	(6,233,658)
Noncontrolling interests	(146,556)	(257,358)
Stockholders’ equity	$2,551,074	$4,699,275

	Years Ended December 31,
	2018	2017	2016
Revenues	$1,562,185	$1,637,198	$1,465,803
Expenses	(1,370,152)	(1,456,842)	(1,263,498)
Income from continuing operations	$192,033	$180,356	$202,305
Net income attributable to the Managed Programs (a) (b)	$119,113	$127,130	$149,662
__________

(a)
Includes impairment charges recognized by the Managed Programs totaling $34.4 million, $19.5 million, and $35.7 million during the years ended December 31, 2018, 2017, and 2016, respectively. These impairment charges reduced our income earned from these investments by $1.6 million, $0.8 million, and $1.1 million during the years ended December 31, 2018, 2017, and 2016, respectively.

(b)
Amounts included net gains on sale of real estate recorded by the Managed Programs totaling $114.5 million, $22.3 million, and $132.8 million for the years ended December 31, 2018, 2017, and 2016, respectively. These net gains on sale of real estate increased our income earned from these investments by $3.9 million, $0.6 million, and $4.6 million during the years ended December 31, 2018, 2017, and 2016, respectively.

W. P. Carey 2018 10-K – 107

Notes to Consolidated Financial Statements

Interests in Other Unconsolidated Real Estate Investments

We own equity interests in properties that are generally leased to companies through noncontrolling interests in partnerships and limited liability companies that we do not control but over which we exercise significant influence. The underlying investments are jointly owned with affiliates or third parties. We account for these investments under the equity method of accounting. Investments in unconsolidated investments are required to be evaluated periodically for impairment. We periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds fair value and such decline is determined to be other than temporary. Operating results of our unconsolidated real estate investments are included in the Real Estate segment.

The following table sets forth our ownership interests in our equity investments in real estate, excluding the Managed Programs, and their respective carrying values (dollars in thousands):

		Ownership Interest at	Carrying Value at December 31,
Lessee	Co-owner	December 31, 2018	2018	2017
Same Store Equity Investment (a)
Beach House JV, LLC	Third Party	N/A	$15,105	$15,105
			15,105	15,105

Equity Investments Consolidated After the CPA:17 Merger (b)
The New York Times Company	CPA:17 – Global	100%	$—	$69,401
Frontier Spinning Mills, Inc.	CPA:17 – Global	100%	—	24,153
ALSO Actebis GmbH (c)	CPA:17 – Global	100%	—	12,009
Jumbo Logistiek Vastgoed B.V. (c)	CPA:17 – Global	100%	—	10,661
Wagon Automotive GmbH (c) (d)	CPA:17 – Global	100%	—	8,386
Wanbishi Archives Co. Ltd. (e)	CPA:17 – Global	100%	—	334
			—	124,944

Equity Investments Acquired in the CPA:17 Merger
Johnson Self Storage (f)	Third Party	90%	73,475	—
Kesko Senukai (c)	Third Party	70%	52,432	—
Bank Pekao S.A. (c)	CPA:18 – Global	50%	29,086	—
BPS Nevada, LLC (g)	Third Party	15%	22,292	—
State Farm Automobile Co.	CPA:18 – Global	50%	18,927	—
Apply Sørco AS (referred to as Apply) (h)	CPA:18 – Global	49%	7,483	—
Konzum d.d. (referred to as Agrokor) (c)	CPA:18 – Global	20%	2,858	—
			206,553	—
			$221,658	$140,049
__________

(a)	Represents an equity investment we acquired prior to January 1, 2016. This investment is in the form of a preferred equity interest.

(b)	We acquired the remaining interests in these investments from CPA:17 – Global in the CPA:17 Merger, subsequent to which we now consolidate these wholly-owned investments (Note 3).

(c)	The carrying value of this investment is affected by fluctuations in the exchange rate of the euro.

(d)
In August 2018, this investment sold one of its two properties for $7.7 million, net of selling costs (our proportionate share was $2.6 million), and recognized a net gain on the sale of $4.6 million (our proportionate share was $1.5 million).

(e)
The carrying value of this investment was affected by fluctuations in the exchange rate of the Japanese yen. In January 2018, we contributed $0.7 million to this jointly owned investment in connection with the repayment of the non-recourse mortgage loan encumbering the investment.

W. P. Carey 2018 10-K – 108

Notes to Consolidated Financial Statements

(f)
On November 7, 2018, we entered into a joint venture investment to acquire a 90% interest in two self-storage properties for an aggregate amount of $19.9 million, with our portion of the investment totaling $17.9 million (one property is located in South Carolina and one property is located in North Carolina). This transaction was accounted for as an equity method investment as the minority shareholders have significant influence over this investment. All major decisions that significantly impact the economic performance of the entity require a unanimous decision vote from all of the shareholders; therefore, we have joint control over this investment. This acquisition was completed subsequent to the CPA:17 Merger, in which we acquired seven properties related to this investment.

(g)
This investment was reported using the hypothetical liquidation at book value model, which may have been different than pro rata ownership percentages, primarily due to the capital structure of the partnership agreement.

(h)	The carrying value of this investment is affected by fluctuations in the exchange rate of the Norwegian krone.

The following tables present estimated combined summarized financial information of our equity investments, excluding the Managed Programs. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (in thousands):

	December 31,
	2018	2017
Net investments in real estate	$769,643	$516,793
Other assets	31,227	16,465
Total assets	800,870	533,258
Debt	(469,343)	(176,660)
Accounts payable, accrued expenses and other liabilities	(28,648)	(11,950)
Total liabilities	(497,991)	(188,610)
Stockholders’ equity	$302,879	$344,648

	Years Ended December 31,
	2018	2017	2016
Revenues	$60,742	$57,377	$56,791
Expenses	(28,422)	(22,231)	(17,933)
Income from continuing operations	$32,320	$35,146	$38,858
Net income attributable to the jointly owned investments	$32,320	$35,146	$38,858

We received aggregate distributions of $17.8 million, $16.0 million, and $16.1 million from our other unconsolidated real estate investments for the years ended December 31, 2018, 2017, and 2016, respectively. At December 31, 2018 and 2017, the aggregate unamortized basis differences on our unconsolidated real estate investments were $23.7 million and $15.1 million, respectively.

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

W. P. Carey 2018 10-K – 109

Notes to Consolidated Financial Statements

Money Market Funds — Our money market funds, which are included in Cash and cash equivalents in the consolidated financial statements, are comprised of government securities and U.S. Treasury bills. These funds were classified as Level 1 as we used quoted prices from active markets to determine their fair values.

Derivative Assets and Liabilities — Our derivative assets and liabilities, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, are comprised of foreign currency forward contracts, foreign currency collars, interest rate swaps, interest rate caps, and stock warrants (Note 10).

The valuation of our derivative instruments (excluding stock warrants) is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves, spot and forward rates, and implied volatilities. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative instruments for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. These derivative instruments were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

The stock warrants were measured at fair value using valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3 because these assets are not traded in an active market.

Equity Investment in CESH — We have elected to account for our investment in CESH at fair value by selecting the equity method fair value option available under GAAP (Note 8). The fair value of our equity investment in CESH approximated its carrying value as of December 31, 2018 and 2017.

Investment in Shares of a Cold Storage Operator — We account for our investment in shares of a cold storage operator, which we acquired in the CPA:17 Merger (Note 3) and is included in Other assets, net in the consolidated financial statements, at fair value using valuation models that incorporated the following significant unobservable inputs: a 15x multiple of a comparable public company and a 20% EBITDA growth rate. We classified this investment as Level 3 because it is not traded in an active market, and its fair value was $116.3 million at December 31, 2018, unchanged from its estimated fair value on the date of acquisition in the CPA:17 Merger.

Investment in Shares of GCIF — We account for our investment in shares of GCIF, which is included in Other assets, net in the consolidated financial statements, at fair value (Note 8). We classified this investment as Level 2 because we used a quoted price from an inactive market to determine its fair value.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the years ended December 31, 2018 or 2017. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements, except for gains and losses recognized on our equity investment in CESH, which are reported within Other comprehensive (loss) income.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		December 31, 2018		December 31, 2017
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Unsecured Notes, net (a) (b) (c)	2	$3,554,470	$3,567,593	$2,474,661	$2,588,032
Non-recourse mortgages, net (a) (b) (d)	3	2,732,658	2,737,861	1,185,477	1,196,399
Loans receivable (d)	3	67,277	67,123	9,971	9,639
Commercial mortgage-backed securities	3	998	998	—	—
__________

(a)
The carrying value of Senior Unsecured Notes, net (Note 11) includes unamortized deferred financing costs of $19.7 million and $14.7 million at December 31, 2018 and 2017, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of $0.8 million and $1.0 million at December 31, 2018 and 2017, respectively.

W. P. Carey 2018 10-K – 110

Notes to Consolidated Financial Statements

(b)
The carrying value of Senior Unsecured Notes, net includes unamortized discount of $15.8 million and $9.9 million at December 31, 2018 and 2017, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $21.8 million and $1.7 million at December 31, 2018 and 2017, respectively.

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

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both December 31, 2018 and 2017.

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

The following table presents information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (in thousands):

	Year Ended December 31, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges
Land, buildings and improvements and intangibles	$7,797	$4,790	$2,914	$2,769	$155,839	$52,316
Net investments in direct financing leases	—	—	—	—	23,775	6,987
		$4,790		$2,769		$59,303

Impairment charges, and their related triggering events and fair value measurements, recognized during 2018, 2017, and 2016 were as follows:

Land, Buildings and Improvements and Intangibles

2018 — During the year ended December 31, 2018, we recognized impairment charges totaling $4.8 million on two properties in order to reduce the carrying values of the properties to their estimated fair values, which was $3.9 million in each case. We recognized an impairment charge of $3.8 million on one of those properties due to a tenant bankruptcy and the resulting vacancy, and the fair value measurement for the property was determined by estimating discounted cash flows using market rent assumptions. We recognized an impairment charge of $1.0 million on the other property due to a lease expiration and resulting vacancy, and the fair value measurement for the property approximated its estimated selling price.

W. P. Carey 2018 10-K – 111

Notes to Consolidated Financial Statements

2017 — During the year ended December 31, 2017, we recognized impairment charges totaling $2.8 million on two properties in order to reduce the carrying values of the properties to their estimated fair values. The tenant in one of the properties filed for bankruptcy and the fair value measurement for the property was based on the average sales price per square foot of comparable properties that were sold during 2017 by other entities. We recognized an impairment charge of $2.2 million on this property. The fair value measurement for the other property approximated its estimated selling price and we recognized an impairment charge of $0.6 million on this property, which was sold in March 2018.

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

Net Investments in Direct Financing Leases

2016 — During the year ended December 31, 2016, we recognized an impairment charge of $7.0 million on one property accounted for as Net investments in direct financing leases in order to reduce the carrying value of the property to its estimated fair value. The fair value measurement for the property approximated its estimated selling price, less estimated costs to sell. We sold this property in January 2017.

Note 10. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are four main components of economic risk that impact us: interest rate risk, credit risk, market risk, and foreign currency risk. We are primarily subject to interest rate risk on our interest-bearing liabilities, including our Senior Unsecured Credit Facility and Senior Unsecured Notes (Note 11). Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, as well as changes in the value of our other securities and the shares or limited partnership units we hold in the Managed Programs due to changes in interest rates or other market factors. We own investments in North America, Europe, and Japan and are subject to risks associated with fluctuating foreign currency exchange rates.

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

W. P. Carey 2018 10-K – 112

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

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both December 31, 2018 and 2017, no cash collateral had been posted nor received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments (a)	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Foreign currency forward contracts	Other assets, net	$22,520	$12,737	$—	$—
Foreign currency collars	Other assets, net	8,536	4,931	—	—
Interest rate swaps	Other assets, net	1,435	523	—	—
Interest rate caps	Other assets, net	56	20	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(3,387)	(1,108)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(1,679)	(6,805)
Derivatives Not Designated as Hedging Instruments (a)
Foreign currency forward contracts	Other assets, net	7,144	—	—	—
Stock warrants	Other assets, net	5,500	3,685	—	—
Interest rate swap (b)	Other assets, net	—	19	—	—
Interest rate swaps (b)	Accounts payable, accrued expenses and other liabilities	—	—	(343)	—
Total derivatives		$45,191	$21,915	$(5,409)	$(7,913)
__________

(a)
In connection with the CPA:17 Merger on October 31, 2018, we acquired: (i) foreign currency forward contracts, which had an aggregate fair value of $14.9 million on the date of acquisition, (ii) interest rate swaps and caps, which had an aggregate fair value of $(0.3) million on the date of acquisition, (iii) foreign currency collars, which had an aggregate fair value of $(0.3) million on the date of acquisition, and (iv) stock warrants, which had a fair value of $1.9 million on the date of acquisition.

(b)	These interest rate swaps do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the underlying variable-rate debt.

W. P. Carey 2018 10-K – 113

Notes to Consolidated Financial Statements

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss) (Effective Portion) (a)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2018	2017	2016
Foreign currency collars	$9,029	$(19,220)	$9,679
Foreign currency forward contracts	(1,905)	(19,120)	(1,948)
Interest rate swaps	(1,560)	1,550	1,291
Interest rate caps	(68)	(29)	21
Derivatives in Net Investment Hedging Relationships (b)
Foreign currency forward contracts	(2,630)	(5,652)	(462)
Total	$2,866	$(42,471)	$8,581

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss) (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2018	2017	2016
Foreign currency forward contracts	Other gains and (losses)	$6,533	$6,845	$7,442
Foreign currency collars	Other gains and (losses)	2,359	3,650	1,968
Interest rate swaps and cap	Interest expense	(400)	(1,294)	(2,106)
Derivatives in Net Investment Hedging Relationships
Foreign currency forward contracts (c)	Gain on sale of real estate, net	7,609	—	—
Total		$16,101	$9,201	$7,304
__________

(a)
Excludes net losses of $0.6 million and $1.0 million and net gains of $0.2 million, recognized on unconsolidated jointly owned investments for the years ended December 31, 2018, 2017, and 2016, respectively.

(b)	The effective portion of the changes in fair value of these contracts were reported in the foreign currency translation adjustment section of Other comprehensive (loss) income.

(c)
We reclassified net foreign currency transaction gains from net investment hedge foreign currency forward contracts related to our Australian investments from Accumulated other comprehensive loss to Gain on sale of real estate, net (as an increase to Gain on sale of real estate, net) in connection with the disposal of all of our Australian investments in December 2018 (Note 14, Note 17).

Amounts reported in Other comprehensive (loss) income related to interest rate swaps will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive (loss) income related to foreign currency derivative contracts will be reclassified to Other gains and (losses) when the hedged foreign currency contracts are settled. As of December 31, 2018, we estimate that an additional $1.3 million and $10.6 million will be reclassified as interest expense and other gains, respectively, during the next 12 months.

W. P. Carey 2018 10-K – 114

Notes to Consolidated Financial Statements

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2018	2017	2016
Foreign currency collars	Other gains and (losses)	$455	$(754)	$824
Foreign currency forward contracts	Other gains and (losses)	356	(53)	—
Stock warrants	Other gains and (losses)	(99)	(67)	134
Interest rate swaps	Other gains and (losses)	(20)	18	2,682
Derivatives in Cash Flow Hedging Relationships (a)
Interest rate swaps	Interest expense	286	693	657
Foreign currency forward contracts	Other gains and (losses)	132	(75)	40
Foreign currency collars	Other gains and (losses)	18	(32)	(7)
Total		$1,128	$(270)	$4,330
__________

(a)	Relates to the ineffective portion of the hedging relationship.

See below for information on our purposes for entering into derivative instruments.

Interest Rate Swaps and Caps

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have historically attempted to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners have obtained, and may in the future obtain, variable-rate, non-recourse mortgage loans and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of a loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. Interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at December 31, 2018 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2018 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	3	65,132	EUR	$(1,034)
Interest rate swaps	21	207,724	USD	(918)
Interest rate cap	1	75,000	USD	28
Interest rate caps	5	156,036	EUR	21
Interest rate cap	1	6,394	GBP	7
Not Designated as Hedging Instruments
Interest rate swaps (b)	3	15,672	EUR	(343)
				$(2,239)
__________

(a)	Fair value amounts are based on the exchange rate of the euro or British pound sterling at December 31, 2018, as applicable.

(b)	These interest rate swaps do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the underlying variable-rate debt.

W. P. Carey 2018 10-K – 115

Notes to Consolidated Financial Statements

Foreign Currency Forward Contracts and Collars

We are exposed to foreign currency exchange rate movements, primarily in the euro and, to a lesser extent, the British pound sterling, the Danish krone, and certain other currencies. In order to hedge certain of our foreign currency cash flow exposures, we enter into foreign currency forward contracts and collars. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. Our foreign currency forward contracts and foreign currency collars have maturities of 77 months or less.

The following table presents the foreign currency derivative contracts we had outstanding at December 31, 2018 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2018
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	30	91,789	EUR	$22,478
Foreign currency collars	41	43,250	GBP	5,434
Foreign currency collars	47	157,750	EUR	1,426
Foreign currency collars	3	2,000	NOK	(1)
Not Designated as Hedging Instruments
Foreign currency forward contracts	6	74,204	AUD	6,726
Foreign currency forward contracts	6	1,455	EUR	332
Foreign currency forward contracts	5	3,635	NOK	76
Designated as Net Investment Hedging Instruments
Foreign currency forward contract	1	2,468	NOK	52
Foreign currency collar	1	2,500	NOK	(2)
				$36,521

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of December 31, 2018. At December 31, 2018, our total credit exposure and the maximum exposure to any single counterparty was $37.2 million and $23.8 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At December 31, 2018, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $7.3 million and $8.1 million at December 31, 2018 and 2017, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at December 31, 2018 or 2017, we could have been required to settle our obligations under these agreements at their aggregate termination value of $7.6 million and $8.4 million, respectively.

Net Investment Hedges

We have completed four offerings of euro-denominated senior notes, each with a principal amount of €500.0 million, which we refer to as the 2.0% Senior Notes due 2023, 2.25% Senior Notes due 2024, 2.250% Senior Notes due 2026, and 2.125% Senior Notes due 2027 (Note 11). In addition, at December 31, 2018, the amounts borrowed in euro and Japanese yen outstanding under our Unsecured Revolving Credit Facility (Note 11) were €60.5 million and ¥2.5 billion, respectively. These borrowings are designated as, and are effective as, economic hedges of our net investments in foreign entities. Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our borrowings under our euro-denominated senior notes and changes in the value of our euro and Japanese yen borrowings under our Unsecured Revolving Credit Facility,

W. P. Carey 2018 10-K – 116

Notes to Consolidated Financial Statements

related to changes in the spot rates, will be reported in the same manner as foreign currency translation adjustments, which are recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. Such gains (losses) related to non-derivative net investment hedges were $66.3 million, $(163.9) million, and $25.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.

At December 31, 2018, we also had foreign currency forward contracts that were designated as net investment hedges, as discussed in “Derivative Financial Instruments” above.

Note 11. Debt

Senior Unsecured Credit Facility

On February 22, 2017, we entered into the Third Amended and Restated Credit Facility (the “Credit Agreement”), which provided for a $1.5 billion unsecured revolving credit facility (our “Unsecured Revolving Credit Facility”), a €236.3 million term loan (our “Term Loan”), and a $100.0 million delayed draw term loan (our “Delayed Draw Term Loan”), which we refer to collectively as the “Senior Unsecured Credit Facility”. The Delayed Draw Term Loan allowed for borrowings in U.S. dollars, euros, or British pounds sterling. We refer to our Term Loan and Delayed Draw Term Loan collectively as the “Unsecured Term Loans.”

As of December 31, 2017, we had drawn down our Unsecured Term Loans in full. On March 7, 2018, we repaid and terminated our Unsecured Term Loans in full for €325.0 million (equivalent to $403.6 million), using a portion of the proceeds from the issuance of the €500.0 million of 2.125% Senior Notes due 2027, as described below. In connection with the repayments, we recognized a non-cash loss on extinguishment of debt of $1.4 million, which was included in Other gains and (losses) in the consolidated financial statements.

The maturity date of the Unsecured Revolving Credit Facility is February 22, 2021. We have two options to extend the maturity date of the Unsecured Revolving Credit Facility by six months, subject to the conditions provided in the Credit Agreement. The Unsecured Revolving Credit Facility is used for working capital needs, for acquisitions, and for other general corporate purposes.

The Credit Agreement also permits (i) a sub-limit for up to $1.0 billion under the Unsecured Revolving Credit Facility to be borrowed in certain currencies other than U.S. dollars, (ii) a sub-limit for swing line loans of up to $75.0 million under the Unsecured Revolving Credit Facility, and (iii) a sub-limit for the issuance of letters of credit under the Unsecured Revolving Credit Facility in an aggregate amount not to exceed $50.0 million. The aggregate principal amount (of revolving and term loans) available under the Credit Agreement may be increased up to an amount not to exceed the U.S. dollar equivalent of $2.35 billion, subject to the conditions provided in the Credit Agreement.

In October 2018, we elected to make a one-time drawdown on our Unsecured Revolving Credit Facility denominated in Japanese yen. We completed this drawdown in connection with the CPA:17 Merger on October 31, 2018 (Note 3), using the ¥2.5 billion (equivalent to $21.6 million) of proceeds to repay in full all amounts outstanding under CPA:17 – Global’s senior credit facility that were denominated in Japanese yen.

At December 31, 2018, our Unsecured Revolving Credit Facility had available capacity of $1.4 billion. We incur an annual facility fee of 0.20% of the total commitment on our Unsecured Revolving Credit Facility.

W. P. Carey 2018 10-K – 117

Notes to Consolidated Financial Statements

The following table presents a summary of our Senior Unsecured Credit Facility (dollars in thousands):

	Interest Rate at December 31, 2018 (a)	Maturity Date at December 31, 2018	Principal Outstanding Balance at December 31,
Senior Unsecured Credit Facility			2018	2017
Unsecured Revolving Credit Facility:
Unsecured Revolving Credit Facility — borrowing in euros (b)	EURIBOR + 1.00%	2/22/2021	$69,273	$111,775
Unsecured Revolving Credit Facility — borrowing in Japanese yen	JPY LIBOR + 1.00%	2/22/2021	22,290	—
Unsecured Revolving Credit Facility — borrowing in U.S. dollars	LIBOR + 1.00%	2/22/2021	—	105,000
			91,563	216,775
Unsecured Term Loans (c):
Term Loan — borrowing in euros (d)	N/A	N/A	—	283,425
Delayed Draw Term Loan — borrowing in euros	N/A	N/A	—	106,348
			—	389,773
			$91,563	$606,548
__________

(a)	The applicable interest rate at December 31, 2018 was based on the credit rating for our Senior Unsecured Notes of BBB/Baa2.

(b)	EURIBOR means Euro Interbank Offered Rate.

(c)	On March 7, 2018, we repaid and terminated our Unsecured Term Loans in full, as described above.

(d)	Balance excludes unamortized discount of $1.2 million and unamortized deferred financing costs of $0.2 million at December 31, 2017.

Senior Unsecured Notes

As set forth in the table below, we have senior unsecured notes outstanding with an aggregate principal balance outstanding of $3.6 billion at December 31, 2018 (the “Senior Unsecured Notes”). On March 6, 2018, we completed a public offering of €500.0 million of 2.125% Senior Notes due 2027, at a price of 99.324% of par value, issued by our wholly owned finance subsidiary, WPC Eurobond B.V., and fully and unconditionally guaranteed by us. These 2.125% Senior Notes due 2027 have a nine-year term and are scheduled to mature on April 15, 2027. On October 9, 2018, we completed a public offering of €500.0 million of 2.250% Senior Notes due 2026, at a price of 99.252% of par value, also issued by WPC Eurobond B.V., and fully and unconditionally guaranteed by us. These 2.250% Senior Notes due 2026 have a 7.5-year term and are scheduled to mature on April 9, 2026.

W. P. Carey 2018 10-K – 118

Notes to Consolidated Financial Statements

Interest on the Senior Unsecured Notes is payable annually in arrears for our euro-denominated notes and semi-annually for U.S. dollar-denominated notes. The Senior Unsecured Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 30 to 35 basis points. The following table presents a summary of our Senior Unsecured Notes outstanding at December 31, 2018 (currency in millions):

		Principal Amount	Price of Par Value	Original Issue Discount	Effective Interest Rate	Coupon Rate	Maturity Date	Principal Outstanding Balance at December 31,
Senior Unsecured Notes, net (a)	Issue Date							2018	2017
2.0% Senior Notes due 2023	1/21/2015	€500.0	99.220%	$4.6	2.107%	2.0%	1/20/2023	$572.5	$599.7
4.6% Senior Notes due 2024	3/14/2014	$500.0	99.639%	$1.8	4.645%	4.6%	4/1/2024	500.0	500.0
2.25% Senior Notes due 2024	1/19/2017	€500.0	99.448%	$2.9	2.332%	2.25%	7/19/2024	572.5	599.7
4.0% Senior Notes due 2025	1/26/2015	$450.0	99.372%	$2.8	4.077%	4.0%	2/1/2025	450.0	450.0
2.250% Senior Notes due 2026	10/9/2018	€500.0	99.252%	$4.3	2.361%	2.250%	4/9/2026	572.5	—
4.25% Senior Notes due 2026	9/12/2016	$350.0	99.682%	$1.1	4.290%	4.25%	10/1/2026	350.0	350.0
2.125% Senior Notes due 2027	3/6/2018	€500.0	99.324%	$4.2	2.208%	2.125%	4/15/2027	572.5	—
								$3,590.0	$2,499.4
__________

(a)
Aggregate balance excludes unamortized deferred financing costs totaling $19.7 million and $14.7 million, and unamortized discount totaling $15.8 million and $9.9 million at December 31, 2018 and 2017, respectively.

Proceeds from the issuances of each of these notes were used primarily to partially pay down the amounts then outstanding under the senior unsecured credit facility that we had in place at that time (including the Unsecured Term Loans in March 2018) and/or to repay certain non-recourse mortgage loans. In connection with the offering of the 2.125% Senior Notes due 2027 in March 2018 and 2.250% Senior Notes due 2026 in October 2018, we incurred financing costs totaling $8.1 million during the year ended December 31, 2018, which are included in Senior Unsecured Notes, net in the consolidated financial statements and are being amortized to Interest expense over the term of the 2.125% Senior Notes due 2027 and 2.250% Senior Notes due 2026.

Covenants

The Credit Agreement and each of the Senior Unsecured Notes include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. The Credit Agreement also contains various customary affirmative and negative covenants applicable to us and our subsidiaries, subject to materiality and other qualifications, baskets, and exceptions as outlined in the Credit Agreement. We were in compliance with all of these covenants at December 31, 2018.

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

Non-Recourse Mortgages

Non-recourse mortgages consist of mortgage notes payable, which are collateralized by the assignment of real estate properties. For a list of our encumbered properties, please see Schedule III — Real Estate and Accumulated Depreciation. At December 31, 2018, our non-recourse mortgage notes payable bore interest at fixed annual rates ranging from 1.9% to 9.4% and variable contractual annual rates ranging from 1.3% to 8.5%, with maturity dates ranging from March 2019 to September 2031.

W. P. Carey 2018 10-K – 119

Notes to Consolidated Financial Statements

CPA:17 Merger

In connection with the CPA:17 Merger on October 31, 2018 (Note 3), we assumed property-level debt comprised of non-recourse mortgage loans with fair values totaling $1.85 billion and recorded an aggregate fair market value net discount of $20.4 million. The fair market value net discount will be amortized to interest expense over the remaining lives of the related loans. These non-recourse mortgage loans had a weighted-average annual interest rate of 4.3% on the merger date.

Repayments During 2018

During the year ended December 31, 2018, we prepaid non-recourse mortgage loans totaling $207.4 million, including $18.0 million encumbering properties that were disposed of during the year. Amounts are based on the exchange rate of the related foreign currency as of the date of prepayment, as applicable. In addition, during the year ended December 31, 2018, we repaid non-recourse mortgage loans at maturity with an aggregate principal balance of approximately $44.0 million. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 3.9%.

Repayments During 2017

In January 2017, we repaid two international non-recourse mortgage loans at maturity with an aggregate principal balance of approximately $243.8 million, which encumbered an investment jointly owned with CPA:17 – Global. In connection with this repayment, CPA:17 – Global contributed $90.3 million, which was accounted for as a contribution from a noncontrolling interest. Amounts are based on the exchange rate of the euro as of the date of repayment. The weighted-average interest rate for these mortgage loans on the date of repayment was 5.4%. During the year ended December 31, 2017, we repaid additional non-recourse mortgage loans at maturity with an aggregate principal balance of approximately $47.1 million.

Interest Paid

For the years ended December 31, 2018, 2017, and 2016, interest paid was $157.3 million, $155.4 million, and $182.2 million, respectively.

Foreign Currency Exchange Rate Impact

During the year ended December 31, 2018, the U.S. dollar strengthened against the euro, resulting in an aggregate decrease of $88.0 million in the aggregate carrying values of our Non-recourse mortgages, net, Senior Unsecured Credit Facility, and Senior Unsecured Notes, net from December 31, 2017 to December 31, 2018.

Scheduled Debt Principal Payments

Scheduled debt principal payments during each of the next five calendar years following December 31, 2018 and thereafter through 2031 are as follows (in thousands):

Years Ending December 31,	Total (a)
2019	$157,143
2020	713,610
2021	694,483
2022	587,566
2023	943,892
Thereafter through 2031	3,340,197
Total principal payments	6,436,891
Unamortized discount, net (b)	(37,609)
Unamortized deferred financing costs	(20,591)
Total	$6,378,691
__________

(a)	Certain amounts are based on the applicable foreign currency exchange rate at December 31, 2018.

(b)
Represents the unamortized discount, net, of $21.8 million in aggregate primarily resulting from the assumption of property-level debt in connection with business combinations, including the CPA:17 Merger (Note 3), and the unamortized discount on the Senior Unsecured Notes of $15.8 million in aggregate.

W. P. Carey 2018 10-K – 120

Notes to Consolidated Financial Statements

Note 12. Commitments and Contingencies

At December 31, 2018, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

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

In March 2016, as part of a cost savings initiative, we undertook a reduction in force and realigned and consolidated certain positions within the company, resulting in employee headcount reductions. As a result of these reductions in headcount and the separations described above, during the year ended December 31, 2016, we recorded $8.2 million of severance and benefits, $3.2 million of stock-based compensation, and $0.5 million of other related costs, which are all included in Restructuring and other compensation in the consolidated financial statements.

W. P. Carey 2018 10-K – 121

Notes to Consolidated Financial Statements

Note 14. Equity

Common Stock

Dividends paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. The following table presents dividends per share, declared and paid during the years ended December 31, 2018, 2017, and 2016, reported for federal tax purposes and serves as a designation of capital gain dividends, if applicable, pursuant to Internal Revenue Code Section 857(b)(3)(C) and Treasury Regulation § 1.857-6(e) (dollars per share):

	Dividends Paid
	During the Years Ended December 31,
	2018	2017	2016
Ordinary income	$3.5122	$3.2537	$3.3075
Capital gains	0.5578	0.2181	—
Return of capital	—	0.5182	0.5963
Total dividends paid	$4.0700	$3.9900	$3.9038

During the fourth quarter of 2018, we declared a quarterly dividend of $1.03 per share, which was paid on January 15, 2019 to stockholders of record on December 31, 2018.

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

	Years Ended December 31,
	2018	2017	2016
Net income attributable to W. P. Carey	$411,566	$277,289	$267,747
Net income attributable to nonvested participating RSUs and RSAs	(340)	(784)	(886)
Net income – basic and diluted	$411,226	$276,505	$266,861

Weighted-average shares outstanding – basic	117,494,969	107,824,738	106,743,012
Effect of dilutive securities	211,476	211,233	330,191
Weighted-average shares outstanding – diluted	117,706,445	108,035,971	107,073,203

For the years ended December 31, 2018, 2017, and 2016, there were no potentially dilutive securities excluded from the computation of diluted earnings per share.

At-The-Market Equity Offering Program

On March 1, 2017, we filed a prospectus supplement with the SEC pursuant to which we may offer and sell shares of our common stock from time to time, up to an aggregate gross sales price of $400.0 million, through a continuous “at-the-market” (“ATM”) offering program with a consortium of banks acting as sales agents. On that date, we also terminated a prior ATM program that was established on June 3, 2015, under which we could also offer and sell shares of our common stock, up to an aggregate gross sales price of $400.0 million. During the year ended December 31, 2018, we issued 4,229,285 shares of

W. P. Carey 2018 10-K – 122

Notes to Consolidated Financial Statements

our common stock under the current ATM program at a weighted-average price of $69.03 per share for net proceeds of $287.5 million. During the year ended December 31, 2017, we issued 345,253 shares of our common stock under the current ATM program at a weighted-average price of $67.78 per share for net proceeds of $22.8 million. During the year ended December 31, 2016, we issued 1,249,836 shares of our common stock under the prior ATM program at a weighted-average price of $68.52 per share for net proceeds of $84.1 million. As of December 31, 2018, $84.7 million remained available for issuance under our current ATM program. See Note 20, Subsequent Events for issuances under our ATM program subsequent to December 31, 2018 and through the date of this Report.

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

Redeemable Noncontrolling Interest

We accounted for the noncontrolling interest in our subsidiary, W. P. Carey International, LLC (“WPCI”), held by a third party as a redeemable noncontrolling interest, because, pursuant to a put option held by the third party, we had an obligation to redeem the interest at fair value, subject to certain conditions. This obligation was required to be settled in shares of our common stock. On October 1, 2013, we received a notice from the holder of the noncontrolling interest in WPCI regarding the exercise of the put option, pursuant to which we were required to purchase the third party’s 7.7% interest in WPCI. Pursuant to the terms of the related put agreement, the value of that interest was determined based on a third-party valuation as of October 31, 2013, which is the end of the month that the put option was exercised. In March 2016, we issued 217,011 shares of our common stock to the holder of the redeemable noncontrolling interest, which had a value of $13.4 million at the date of issuance, pursuant to a formula set forth in the put agreement. However, the third party did not formally transfer his interests in WPCI to us pursuant to the put agreement at that time because of a dispute regarding any amounts that might still be owed to him. In September 2018, we negotiated a settlement of that dispute, and as a result, we recorded an adjustment of $0.3 million to Additional paid-in capital in our consolidated statement of equity for the year ended December 31, 2018 to reflect the redemption value of the third party’s interest. As part of the settlement, the third party acknowledged that all of his interests in WPCI have been transferred to us and all disputes between the parties were resolved. We have no further obligation related to this redeemable noncontrolling interest as of December 31, 2018.

W. P. Carey 2018 10-K – 123

Notes to Consolidated Financial Statements

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Balance at January 1, 2016	$37,650	$(209,977)	$36	$(172,291)
Other comprehensive loss before reclassifications	16,582	(92,434)	(126)	(75,978)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(9,410)	—	—	(9,410)
Interest expense	2,106	—	—	2,106
Total	(7,304)	—	—	(7,304)
Net current period other comprehensive loss	9,278	(92,434)	(126)	(83,282)
Net current period other comprehensive loss attributable to noncontrolling interests	7	1,081	—	1,088
Balance at December 31, 2016	46,935	(301,330)	(90)	(254,485)
Other comprehensive income before reclassifications	(28,577)	69,040	(71)	40,392
Amounts reclassified from accumulated other comprehensive loss to:
Gain on sale of real estate, net (Note 17)	—	3,388	—	3,388
Other gains and (losses)	(10,495)	—	—	(10,495)
Interest expense	1,294	—	—	1,294
Total	(9,201)	3,388	—	(5,813)
Net current period other comprehensive income	(37,778)	72,428	(71)	34,579
Net current period other comprehensive gain attributable to noncontrolling interests	15	(16,120)	—	(16,105)
Balance at December 31, 2017	9,172	(245,022)	(161)	(236,011)
Other comprehensive loss before reclassifications	13,415	(52,069)	154	(38,500)
Amounts reclassified from accumulated other comprehensive loss to:
Gain on sale of real estate, net (Note 10, Note 17)	—	20,226	—	20,226
Other gains and (losses)	(8,892)	—	—	(8,892)
Interest expense	400	—	—	400
Total	(8,492)	20,226	—	11,734
Net current period other comprehensive loss	4,923	(31,843)	154	(26,766)
Net current period other comprehensive loss attributable to noncontrolling interests	7	7,774	—	7,781
Balance at December 31, 2018	$14,102	$(269,091)	$(7)	$(254,996)

See Note 10 for additional information on our derivatives activity recognized within Other comprehensive (loss) income for the periods presented.

W. P. Carey 2018 10-K – 124

Notes to Consolidated Financial Statements

Note 15. Stock-Based and Other Compensation

Stock-Based Compensation

At December 31, 2018, we maintained several stock-based compensation plans as described below. The total compensation expense (net of forfeitures) for awards issued under these plans was $18.3 million, $18.9 million, and $21.2 million for the years ended December 31, 2018, 2017, and 2016, respectively, of which $3.2 million was included in Restructuring and other compensation in the consolidated financial statements for the year ended December 31, 2016. The remaining amounts for the years ended December 31, 2018, 2017, and 2016 were included in Stock-based compensation expense in the consolidated financial statements. Approximately $4.2 million of the stock-based compensation expense recorded during the year ended December 31, 2018 was attributable to the modification of RSUs and PSUs in connection with the retirement of our former chief executive officer in February 2018. The tax benefit recognized by us related to these awards totaled $6.6 million, $4.6 million, and $6.7 million for the years ended December 31, 2018, 2017, and 2016, respectively. The tax benefits for the years ended December 31, 2018, 2017, and 2016 were reflected as a deferred tax benefit within Provision for income taxes in the consolidated financial statements.

2017 Share Incentive Plan

In June 2017, our shareholders approved the 2017 Share Incentive Plan, which replaced our predecessor plans for employees, the 2009 Share Incentive Plan, and for non-employee directors, the 2009 Non-Employee Directors’ Incentive Plan. No further awards will be granted under those predecessor plans, which are more fully described in the 2016 Annual Report. The 2017 Share Incentive Plan authorizes the issuance of up to 4,000,000 shares of our common stock, reduced by the number of shares (279,728) that were subject to awards granted under the 2009 Share Incentive Plan and the 2009 Non-Employee Directors’ Incentive Plan after December 31, 2016 and before the effective date of the 2017 Share Incentive Plan, which was June 15, 2017. The 2017 Share Incentive Plan provides for the grant of various stock- and cash-based awards, including (i) share options, (ii) RSUs, (iii) PSUs, (iv) RSAs, and (v) dividend equivalent rights. At December 31, 2018, 3,481,206 shares remained available for issuance under the 2017 Share Incentive Plan, assuming that the target level of performance is achieved for all outstanding PSU awards and not including any dividend equivalents to be paid on those PSUs, which are reinvested in shares of our common stock after the end of the relevant three-year performance cycle but only to the extent that the PSUs vest.

During the years ended December 31, 2018, 2017, and 2016, we awarded RSUs totaling 123,485, 181,307, and 262,824, respectively, and PSUs totaling 75,864, 107,934, and 200,005, respectively, to key employees under the 2017 Share Incentive Plan and the predecessor employee plan, in the aggregate. PSUs are reflected at 100% of target but may settle at up to three times the target amount shown or less, including 0%, depending on the achievement of pre-set performance metrics over a three-year performance period. RSUs generally vest one-third annually over three years.

Employee Share Purchase Plan

We sponsor an employee share purchase plan (“ESPP”) pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain limits, to purchase our common stock semi-annually at a price equal to 90% of the fair market value at certain plan defined dates. Compensation expense under this plan for each of the years ended December 31, 2018, 2017, and 2016 was less than $0.1 million.

W. P. Carey 2018 10-K – 125

Notes to Consolidated Financial Statements

Restricted and Conditional Awards

Nonvested RSAs, RSUs, and PSUs at December 31, 2018 and changes during the years ended December 31, 2018, 2017, and 2016 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2016	356,771	$64.09	340,358	$52.26
Granted	277,836	58.27	200,005	73.18
Vested (a)	(217,617)	61.32	(180,723)	80.21
Forfeited	(60,125)	61.81	(51,657)	75.49
Adjustment (b)	—	—	2,035	72.22
Nonvested at December 31, 2016	356,865	61.63	310,018	73.80
Granted	194,349	62.22	107,934	75.39
Vested (a)	(185,259)	62.72	(132,412)	74.21
Forfeited	(41,616)	61.08	(45,258)	76.91
Adjustment (b)	—	—	41,017	63.18
Nonvested at December 31, 2017	324,339	61.43	281,299	74.57
Granted (c)	137,519	64.50	75,864	75.81
Vested (a)	(181,777)	62.25	(66,632)	76.96
Forfeited	(3,079)	61.71	(3,098)	76.49
Adjustment (b)	—	—	43,783	74.17
Nonvested at December 31, 2018 (d)	277,002	$62.41	331,216	$78.82
__________

(a)
The grant date fair value of shares vested during the years ended December 31, 2018, 2017, and 2016 was $16.4 million, $21.4 million, and $27.8 million, respectively. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At December 31, 2018 and 2017, we had an obligation to issue 867,871 and 1,140,632 shares, respectively, of our common stock underlying such deferred awards, which is recorded within Total stockholders’ equity as a Deferred compensation obligation of $35.8 million and $46.7 million, respectively.

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

(c)
The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing (i) a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period and (ii) future financial performance projections. To estimate the fair value of PSUs granted during the year ended December 31, 2018, we used a risk-free interest rate of 2.2%, an expected volatility rate of 17.2%, and assumed a dividend yield of zero.

(d)	At December 31, 2018, total unrecognized compensation expense related to these awards was approximately $17.7 million, with an aggregate weighted-average remaining term of 1.7 years.

At the end of each reporting period, we evaluate the ultimate number of PSUs we expect to vest based upon the extent to which we have met and expect to meet the performance goals and where appropriate, revise our estimate and associated expense. We do not adjust the associated expense for revision on PSUs expected to vest based on market performance. Upon vesting, the RSUs and PSUs may be converted into shares of our common stock. Both the RSUs and PSUs carry dividend equivalent rights. Dividend equivalent rights on RSUs issued under the predecessor employee plan are paid in cash on a quarterly basis, whereas dividend equivalent rights on RSUs issued under the 2017 Share Incentive Plan are accrued and paid in cash only when the underlying shares vest, which is generally on an annual basis; dividend equivalents on PSUs accrue during the performance period and are converted into additional shares of common stock at the conclusion of the performance period to the extent the PSUs vest. Dividend equivalent rights are accounted for as a reduction to retained earnings to the extent that the awards are

W. P. Carey 2018 10-K – 126

Notes to Consolidated Financial Statements

expected to vest. For awards that are not expected to vest or do not ultimately vest, dividend equivalent rights are accounted for as additional compensation expense.

Stock Options

At December 31, 2016, we had 145,033 stock options outstanding, all of which were exercised during the year ended December 31, 2017 (prior to the expiration of their terms on that date), at a weighted-average exercise price of $33.27. Option activity and changes for the year ended December 31, 2016 were as follows:

	Year Ended December 31, 2016
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)
Outstanding — beginning of year	258,787	$31.10
Exercised	(113,002)	28.34
Canceled / Expired	(752)	28.42
Outstanding — end of year	145,033	$33.27	0.30
Exercisable — end of year	145,033	$33.27

Options granted under the 1997 Share Incentive Plan, a predecessor employee plan, generally had a ten-year term and vested in four equal annual installments. We have not issued option awards since 2007. The total intrinsic value of options exercised during the years ended December 31, 2017 and 2016 was $4.4 million and $3.7 million, respectively.

At December 31, 2017, all of our options had either been fully exercised or expired, and all related compensation expense has been previously recognized.

Cash received from stock option exercises and purchases under the ESPP during the years ended December 31, 2018, 2017, and 2016 was $0.2 million, $0.2 million, and $0.5 million, respectively.

Other Compensation

Profit-Sharing Plan

We sponsor a qualified profit-sharing plan and trust that generally permits all employees, as defined by the plan, to make pre-tax contributions into the plan. We are under no obligation to contribute to the plan and the amount of any contribution is determined by and at the discretion of our Board. In December 2018, 2017, and 2016, our Board determined that the contribution to the plan for each of those respective years would be 10% of an eligible participant’s compensation, up to the legal maximum allowable in each of those years of $27,500 for 2018, $27,000 for 2017, and $26,500 for 2016. For the years ended December 31, 2018, 2017, and 2016, amounts expensed for contributions to the trust were $2.6 million, $3.3 million, and $3.9 million, respectively, which were included in General and administrative expenses in the consolidated financial statements. The profit-sharing plan is a deferred compensation plan and is therefore considered to be outside the scope of current accounting guidance for stock-based compensation.

Other

During the year ended December 31, 2016, we had employment contracts with certain senior executives. These contracts also provided for severance payments in the event of termination under certain conditions (Note 13). During the years ended December 31, 2018 and 2017, we did not have any such contracts in place. During the years ended December 31, 2018, 2017, and 2016, we recognized severance costs totaling $0.9 million, less than $0.1 million, and $0.5 million, respectively, related to several former employees who did not have employment contracts. Such costs are included in General and administrative expenses in the accompanying consolidated financial statements, and exclude severance-related costs that are included in Restructuring and other compensation in the consolidated financial statements (Note 13).

W. P. Carey 2018 10-K – 127

Notes to Consolidated Financial Statements

Note 16. Income Taxes

Income Tax Provision

The components of our provision for income taxes for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Federal
Current	$(829)	$(687)	$6,412
Deferred	3,275	(9,520)	(1,608)
	2,446	(10,207)	4,804
State and Local
Current	4,820	1,954	7,014
Deferred	3,042	572	(2,026)
	7,862	2,526	4,988
Foreign
Current	16,791	21,457	10,727
Deferred	(12,688)	(11,065)	(17,231)
	4,103	10,392	(6,504)
Total Provision	$14,411	$2,711	$3,288

A reconciliation of effective income tax for the periods presented is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Pre-tax income (loss) attributable to taxable subsidiaries (a)	$98,245	$49,909	$(15,374)

Federal provision (benefit) at statutory tax rate (b)	$20,632	$17,468	$(5,380)
Rate differential	(14,165)	(13,134)	892
State and local taxes, net of federal benefit	7,590	1,115	2,749
Change in valuation allowance	6,735	11,805	6,477
Revocation of TRS Status	(6,285)	—	—
Non-deductible expense	4,996	3,010	3,111
Windfall tax benefit (c)	(3,754)	(4,618)	—
Non-taxable income	(736)	(8,073)	(5,399)
Revaluation of deferred taxes due to Tax Cuts and Jobs Act (d)	—	(7,826)	—
Other	(602)	2,964	838
Total provision	$14,411	$2,711	$3,288
__________

(a)
Pre-tax income attributable to taxable subsidiaries for 2018 includes taxable income associated with the accelerated vesting of shares previously issued by CPA:17 – Global to us for asset management services performed, in connection with the CPA:17 Merger. Pre-tax income attributable to taxable subsidiaries for 2017 excludes the impact of foreign currency exchange rates on an intercompany transaction related to the euro-denominated 2.25% Senior Notes due 2024 issued in 2017 (Note 11) since it had no tax impact and eliminates in consolidation. Pre-tax loss attributable to taxable subsidiaries for 2016 was primarily driven by the impairment charges we recognized on international properties during the year (Note 9).

(b)	The applicable statutory tax rate is 21%, 35%, and 35% for the years ended December 31, 2018, 2017, and 2016, respectively.

W. P. Carey 2018 10-K – 128

Notes to Consolidated Financial Statements

(c)
Following the adoption of ASU 2016-09 during the first quarter of 2017, windfall tax benefits are reflected as a reduction to provision for income taxes. Under the former accounting guidance, windfall tax benefits were recognized within Additional paid-in capital in our consolidated statements of equity (Note 2).

(d)
The Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, lowered the U.S. corporate income tax rate from 35% to 21%. The dollar amount shown in the table reflects the net impact of the Tax Cuts and Jobs Act on our domestic TRSs.

Deferred Income Taxes

Deferred income taxes at December 31, 2018 and 2017 consist of the following (in thousands):

	At December 31,
	2018	2017
Deferred Tax Assets
Net operating loss and other tax credit carryforwards	$44,445	$61,632
Basis differences — foreign investments	—	31,472
Unearned and deferred compensation	16,255	21,192
Other	640	3,029
Total deferred tax assets	61,340	117,325
Valuation allowance	(54,499)	(39,155)
Net deferred tax assets	6,841	78,170
Deferred Tax Liabilities
Basis differences — foreign investments	(123,426)	(104,390)
Basis differences — equity investees	(46,899)	(23,950)
Deferred revenue	(1,778)	(3,784)
Total deferred tax liabilities	(172,103)	(132,124)
Net Deferred Tax Liability	$(165,262)	$(53,954)

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

•
Tax net operating losses in certain subsidiaries, including those domiciled in foreign jurisdictions, that may be realized in future periods if the respective subsidiary generates sufficient taxable income. Certain net operating losses and interest carryforwards were subject to limitations as a result of the CPA:17 Merger, and thus could not be applied to reduce future income tax liabilities.

The utilization of net operating losses may be subject to certain limitations under the tax laws of the relevant jurisdiction. If not utilized, our existing federal and state and local net operating losses will begin to expire in 2024 and our foreign net operating losses will begin to expire in 2019. As of December 31, 2018 and 2017, we recorded a valuation allowance related to these net operating loss carryforwards and basis differences in U.S. and foreign jurisdictions.

W. P. Carey 2018 10-K – 129

Notes to Consolidated Financial Statements

The net deferred tax liability in the table above is comprised of deferred tax asset balances, net of certain deferred tax liabilities and valuation allowances, of $7.9 million and $13.1 million at December 31, 2018 and 2017, respectively, which are included in Other assets, net in the consolidated balance sheets, and other deferred tax liability balances of $173.1 million and $67.0 million at December 31, 2018 and 2017, respectively, which are included in Deferred income taxes in the consolidated balance sheets.

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

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2018	2017
Beginning balance	$5,202	$5,586
Increase due to CPA:17 Merger	2,273	—
Decrease due to lapse in statute of limitations	(2,186)	(1,853)
Addition based on tax positions related to the current year	514	639
Addition based on tax positions related to prior years	442	660
Foreign currency translation adjustments	(140)	170
Ending balance	$6,105	$5,202

At December 31, 2018 and 2017, we had unrecognized tax benefits as presented in the table above that, if recognized, would have a favorable impact on our effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2018 and 2017, we had approximately $1.4 million and $1.2 million, respectively, of accrued interest related to uncertain tax positions.

Income Taxes Paid

Income taxes paid were $23.2 million, $16.7 million, and $19.3 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

W. P. Carey 2018 10-K – 130

Notes to Consolidated Financial Statements

Tax authorities in the relevant jurisdictions may select our tax returns for audit and propose adjustments before the expiration of the statute of limitations. Our tax returns filed for tax years 2013 through 2017 or any ongoing audits remain open to adjustment in the major tax jurisdictions.

Note 17. Property Dispositions

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

2018 — During the year ended December 31, 2018, we sold 49 properties for total proceeds of $431.6 million, net of selling costs, and recognized a net gain on these sales totaling $112.3 million (inclusive of income taxes totaling $21.8 million recognized upon sale). Disposition activity included the sale of one of our hotel operating properties in April 2018 (Note 5). In connection with the sale of 28 properties in Australia in December 2018, and in accordance with ASC 830-30-40, Foreign Currency Matters, we reclassified an aggregate of $20.2 million of net foreign currency translation losses, including net gains of $7.6 million from net investment hedge forward currency contracts (Note 10), from Accumulated other comprehensive loss to Gain on sale of real estate, net (as a reduction to Gain on sale of real estate, net), since the sale represented a disposal of all of our Australian investments (Note 14).

In addition, in June 2018, we completed a nonmonetary transaction, in which we disposed of 23 properties in exchange for the acquisition of one property leased to the same tenant. This swap was recorded based on the fair value of the property acquired of $85.5 million, which resulted in a net gain of $6.3 million, and was a non-cash investing activity (Note 5).

2017 — During the year ended December 31, 2017, we sold 16 properties and a parcel of vacant land for total proceeds of $159.9 million, net of selling costs, and recognized a net gain on these sales totaling $33.9 million (inclusive of income taxes totaling $5.2 million recognized upon sale). In connection with the sale of a property in Malaysia in August 2017 and the sale of two properties in Thailand in December 2017, and in accordance with ASC 830-30-40, Foreign Currency Matters, we reclassified an aggregate of $3.4 million of net foreign currency translation losses from Accumulated other comprehensive loss to Gain on sale of real estate, net (as a reduction to Gain on sale of real estate, net), since the sales represented disposals of all of our Malaysian and Thai investments (Note 14).

In addition, in January 2017, we transferred ownership of two international properties and the related non-recourse mortgage loan, which had an aggregate asset carrying value of $28.1 million and an outstanding balance of $28.1 million (net of $3.8 million of cash held in escrow that was retained by the mortgage lender), respectively, on the dates of transfer, to the mortgage lender, resulting in a net loss of less than $0.1 million.

2016 — During the year ended December 31, 2016, we sold 30 properties and a parcel of vacant land for total proceeds of $542.4 million, net of selling costs, and recognized a net gain on these sales totaling $42.6 million (inclusive of income taxes totaling $3.4 million recognized upon sale), including amounts attributable to noncontrolling interests of $0.9 million. During the year ended December 31, 2016, we recognized impairment charges totaling $41.0 million on a portfolio of 14 of these properties (Note 9). In addition, in April 2016, we transferred ownership of a vacant international property and the related non-recourse mortgage loan, which had a carrying value of $39.8 million and an outstanding balance of $60.9 million, respectively, on the date of transfer, to the mortgage lender, resulting in a net gain of $16.4 million. Also, in July 2016, a vacant domestic property with an asset carrying value of $13.7 million, which was encumbered by a $24.3 million mortgage loan (net of $2.6 million of cash held in escrow that was retained by the mortgage lender), was foreclosed upon by the mortgage lender, resulting in a net gain of $11.6 million. In October 2016, we transferred ownership of an international property and the related non-recourse mortgage loan to the mortgage lender. At the date of the transfer, the property had an asset carrying value of $3.2 million and the related non-recourse mortgage loan had an outstanding balance of $4.5 million, resulting in a net gain of $0.6 million.

W. P. Carey 2018 10-K – 131

Notes to Consolidated Financial Statements

In connection with those sales that constituted businesses, during the year ended December 31, 2016 we allocated goodwill totaling $34.4 million to the cost basis of the properties for our Real Estate segment based on the relative fair value at the time of the sale (Note 7).

In the fourth quarter of 2015, we executed a lease amendment with a tenant in a domestic office building, as a result of which we recognized lease termination income of $32.2 million during the year ended December 31, 2016 within Lease termination income and other in the consolidated financial statements. In February 2016, we sold the property for proceeds of $44.4 million, net of selling costs, and recognized a loss on the sale of $10.7 million.

W. P. Carey 2018 10-K – 132

Notes to Consolidated Financial Statements

Note 18. Segment Reporting

We evaluate our results from operations by our two major business segments: Real Estate and Investment Management (Note 1). The following tables present a summary of comparative results and assets for these business segments (in thousands):

Real Estate

	Years Ended December 31,
	2018	2017	2016
Revenues
Lease revenues	$716,422	$630,373	$663,463
Reimbursable tenant costs	28,076	21,524	25,438
Operating property revenues (a)	28,072	30,562	30,767
Lease termination income and other	6,555	4,749	35,696
	779,125	687,208	755,364
Operating Expenses
Depreciation and amortization	287,461	249,432	272,274
General and administrative	47,210	39,002	34,591
Merger and other expenses	41,426	605	2,993
Reimbursable tenant costs	28,076	21,524	25,438
Property expenses, excluding reimbursable tenant costs	22,773	17,330	26,804
Operating property expenses	20,150	23,426	22,627
Stock-based compensation expense	10,450	6,960	5,224
Impairment charges	4,790	2,769	59,303
Restructuring and other compensation	—	—	4,413
	462,336	361,048	453,667
Other Income and Expenses
Interest expense	(178,375)	(165,775)	(183,409)
Gain on sale of real estate, net	118,605	33,878	71,318
Gain on change in control of interests	18,792	—	—
Equity in earnings of equity method investments in real estate	13,341	13,068	12,928
Other gains and (losses)	30,015	(5,655)	3,665
	2,378	(124,484)	(95,498)
Income before income taxes	319,167	201,676	206,199
Benefit from (provision for) income taxes	844	(1,743)	3,418
Net Income from Real Estate	320,011	199,933	209,617
Net income attributable to noncontrolling interests	(12,775)	(7,794)	(7,060)
Net Income from Real Estate Attributable to W. P. Carey	$307,236	$192,139	$202,557
__________

(a)
Operating property revenues from our hotels include (i) $4.8 million, $16.0 million, and $15.5 million for the years ended December 31, 2018, 2017, and 2016, respectively, generated from a hotel in Memphis, Tennessee, which was sold in April 2018 (Note 17), (ii) $15.2 million, $14.6 million, and $15.2 million for the years ended December 31, 2018, 2017, and 2016, respectively, generated from a hotel in Bloomington, Minnesota, and (iii) $1.7 million for the year ended December 31, 2018, generated from a hotel in Miami, Florida, which was acquired in the CPA:17 Merger (Note 3).

W. P. Carey 2018 10-K – 133

Notes to Consolidated Financial Statements

Investment Management

	Years Ended December 31,
	2018	2017	2016
Revenues
Asset management revenue	$63,556	$70,125	$61,971
Reimbursable costs from affiliates	21,925	51,445	66,433
Structuring revenue	20,826	34,198	47,328
Other advisory revenue	300	896	2,435
Dealer manager fees	—	4,430	8,002
	106,607	161,094	186,169
Operating Expenses
Reimbursable costs from affiliates	21,925	51,445	66,433
General and administrative	21,127	31,889	47,761
Subadvisor fees	9,240	13,600	14,141
Stock-based compensation expense	7,844	11,957	12,791
Depreciation and amortization	3,979	3,902	4,236
Restructuring and other compensation	—	9,363	7,512
Dealer manager fees and expenses	—	6,544	12,808
Merger and other expenses	—	—	2,384
	64,115	128,700	168,066
Other Income and Expenses
Equity in earnings of equity method investments in the Managed Programs	48,173	51,682	51,791
Gain on change in control of interests	29,022	—	—
Other gains and (losses)	(102)	2,042	2,002
	77,093	53,724	53,793
Income before income taxes	119,585	86,118	71,896
Provision for income taxes	(15,255)	(968)	(6,706)
Net Income from Investment Management Attributable to W. P. Carey	$104,330	$85,150	$65,190

Total Company

	Years Ended December 31,
	2018	2017	2016
Revenues	$885,732	$848,302	$941,533
Operating expenses	526,451	489,748	621,733
Other income and expenses	79,471	(70,760)	(41,705)
Provision for income taxes	(14,411)	(2,711)	(3,288)
Net income attributable to noncontrolling interests	(12,775)	(7,794)	(7,060)
Net income attributable to W. P. Carey	$411,566	$277,289	$267,747

	Total Assets at December 31,
	2018	2017
Real Estate	$13,941,963	$7,885,751
Investment Management	241,076	345,651
Total Company	$14,183,039	$8,231,402

W. P. Carey 2018 10-K – 134

Notes to Consolidated Financial Statements

Our portfolio is comprised of domestic and international investments. At December 31, 2018, our international investments within our Real Estate segment were comprised of investments in Germany, Spain, the United Kingdom, Poland, the Netherlands, Finland, France, Denmark, Norway, Hungary, Italy, Austria, Sweden, Croatia, Belgium, Lithuania, Portugal, Slovakia, the Czech Republic, Canada, Mexico, and Japan. We sold all of our investments in Australia during 2018 (Note 17). We sold all of our investments in Malaysia and Thailand during 2017 (Note 17). Other than Germany, no international country or tenant individually comprised more than 10% of our total lease revenues for the years ended December 31, 2018, 2017, or 2016, or more than 10% of our total long-lived assets at December 31, 2018 or 2017. Results of operations and assets within our Investment Management segment are entirely domestic. The following tables present the geographic information for our Real Estate segment (in thousands):

	Years Ended December 31,
	2018	2017	2016
Domestic
Revenues	$499,342	$451,310	$490,134
Operating expenses	(337,262)	(255,796)	(274,013)
Interest expense	(142,006)	(141,842)	(149,615)
Gain on sale of real estate, net	18,907	14,580	56,492
Other income and (expenses), excluding interest expense and gain on sale of real estate, net	95,324	(82,212)	9,887
(Provision for) benefit from income taxes	(7,517)	5,526	(4,808)
Net income attributable to noncontrolling interests	(8,661)	(8,808)	(7,591)
Net income (loss) attributable to W. P. Carey	$118,127	$(17,242)	$120,486
Germany
Revenues	$69,341	$60,907	$68,372
Operating expenses	(20,240)	(20,276)	(28,473)
Interest expense	(1,334)	(1,859)	(15,681)
Gain on sale of real estate, net	60,895	5,867	—
Other income and (expenses), excluding interest expense and gain on sale of real estate, net	4,350	112	649
Provision for income taxes	(31)	(7,213)	(4,083)
Net (income) loss attributable to noncontrolling interests	(3,342)	1,966	252
Net income attributable to W. P. Carey	$109,639	$39,504	$21,036
Other International
Revenues	$210,442	$174,991	$196,858
Operating expenses	(104,834)	(84,976)	(151,181)
Interest expense	(35,035)	(22,074)	(18,113)
Gain on sale of real estate, net	38,803	13,431	14,826
Other income and (expenses), excluding interest expense and gain on sale of real estate, net	(37,526)	89,513	6,057
Benefit from (provision for) income taxes	8,392	(56)	12,309
Net (income) loss attributable to noncontrolling interests	(772)	(952)	279
Net income attributable to W. P. Carey	$79,470	$169,877	$61,035
Total
Revenues	$779,125	$687,208	$755,364
Operating expenses	(462,336)	(361,048)	(453,667)
Interest expense	(178,375)	(165,775)	(183,409)
Gain on sale of real estate, net	118,605	33,878	71,318
Other income and (expenses), excluding interest expense and gain on sale of real estate, net	62,148	7,413	16,593
Benefit from (provision for) income taxes	844	(1,743)	3,418
Net income attributable to noncontrolling interests	(12,775)	(7,794)	(7,060)
Net income attributable to W. P. Carey	$307,236	$192,139	$202,557

W. P. Carey 2018 10-K – 135

Notes to Consolidated Financial Statements

	December 31,
	2018	2017
Domestic
Long-lived assets (a)	$7,579,018	$4,123,856
Equity investments in real estate	129,799	108,659
Total assets	9,014,891	5,040,296
Germany
Long-lived assets (a)	$674,642	$708,316
Equity investments in real estate	—	20,395
Total assets	705,650	747,877
Other International
Long-lived assets (a)	$3,675,194	$1,871,543
Equity investments in real estate	91,859	10,995
Total assets	4,221,422	2,097,578
Total
Long-lived assets (a)	$11,928,854	$6,703,715
Equity investments in real estate	221,658	140,049
Total assets	13,941,963	7,885,751
__________

(a)	Consists of Net investments in real estate.

W. P. Carey 2018 10-K – 136

Notes to Consolidated Financial Statements

Note 19. Selected Quarterly Financial Data (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues (a)	$201,810	$201,143	$209,384	$273,395
Expenses (a)	120,966	109,202	110,937	185,346
Net income (a) (b) (c)	68,066	79,424	81,573	195,278
Net income attributable to noncontrolling interests (a)	(2,792)	(3,743)	(4,225)	(2,015)
Net income attributable to W. P. Carey (a) (b) (c)	65,274	75,681	77,348	193,263
Earnings per share attributable to W. P. Carey:
Basic (d)	$0.60	$0.70	$0.71	$1.33
Diluted (d)	$0.60	$0.70	$0.71	$1.33
Dividends declared per share	$1.015	$1.020	$1.025	$1.030

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenues	$219,059	$221,528	$210,754	$196,961
Expenses	134,882	127,991	115,164	111,711
Net income (e)	59,825	67,131	83,654	74,473
Net (income) loss attributable to noncontrolling interests	(2,341)	(2,813)	(3,376)	736
Net income attributable to W. P. Carey (e)	57,484	64,318	80,278	75,209
Earnings per share attributable to W. P. Carey:
Basic (d)	$0.53	$0.60	$0.74	$0.69
Diluted (d)	$0.53	$0.59	$0.74	$0.69
Dividends declared per share	$0.995	$1.000	$1.005	$1.010
__________

(a)	Amount for the three months ended December 31, 2018 includes the impact of the CPA:17 Merger (Note 3).

(b)	Amount for the three months ended December 31, 2018 includes a gain on change in control of interests of $47.8 million recognized in connection with the CPA:17 Merger (Note 3).

(c)
Amount for the three months ended June 30, 2018 includes an aggregate gain on sale of real estate of $11.9 million recognized on the disposition of 25 properties. Amount for the three months ended December 31, 2018 includes an aggregate gain on sale of real estate of $99.6 million recognized on the disposition of 39 properties.

(d)
The sum of the quarterly basic and diluted earnings per share amounts may not agree to the full year basic and diluted earnings per share amounts because the calculations of basic and diluted weighted-average shares outstanding for each quarter and the full year are performed independently. For the year ended December 31, 2018, total quarterly basic and diluted earnings per share were $0.16 and $0.15 lower, respectively, than the corresponding earnings per share as computed on an annual basis, as a result of the change in the shares outstanding for each of the periods, primarily due to the issuance of shares in the CPA:17 Merger (Note 3) and under our ATM program (Note 14).

(e)
Amount for the three months ended September 30, 2017 includes an aggregate gain on sale of real estate of $19.3 million recognized on the disposition of five properties. Amount for the three months ended December 31, 2017 includes an aggregate gain on sale of real estate of $11.1 million recognized on the disposition of five properties.

W. P. Carey 2018 10-K – 137

Notes to Consolidated Financial Statements

Note 20. Subsequent Events

Issuances Under our ATM Program

Since December 31, 2018 and through the date of this Report, we issued 772,858 shares of our common stock under our ATM program at a weighted-average price of $74.50 per share for net proceeds of approximately $56.7 million. As of the date of this Report, $27.1 million remained available for issuance under our ATM program.

W. P. Carey 2018 10-K – 138

W. P. CAREY INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2018, 2017, and 2016
(in thousands)

Description	Balance at Beginning of Year	Other Additions	Deductions	Balance at End of Year
Year Ended December 31, 2018
Valuation reserve for deferred tax assets	$39,155	$30,557	$(15,213)	$54,499

Year Ended December 31, 2017
Valuation reserve for deferred tax assets	$27,350	$18,031	$(6,226)	$39,155

Year Ended December 31, 2016
Valuation reserve for deferred tax assets	$29,746	$8,810	$(11,206)	$27,350

W. P. Carey 2018 10-K – 139

W. P. CAREY INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Land, Buildings and Improvements Subject to Operating Leases
Industrial facilities in Erlanger, KY	$—	$1,526	$21,427	$2,966	$141	$1,526	$24,534	$26,060	$13,298	1979; 1987	Jan. 1998	40 yrs.
Industrial facilities in Thurmont, MD and Farmington, NY	—	729	5,903	—	—	729	5,903	6,632	1,845	1964; 1983	Jan. 1998	15 yrs.
Warehouse facilities in Anchorage, AK and Commerce, CA	—	4,905	11,898	—	12	4,905	11,910	16,815	5,208	1948; 1975	Jan. 1998	40 yrs.
Industrial facility in Toledo, OH	—	224	2,408	—	—	224	2,408	2,632	1,605	1966	Jan. 1998	40 yrs.
Industrial facility in Goshen, IN	—	239	940	—	—	239	940	1,179	415	1973	Jan. 1998	40 yrs.
Office facility in Raleigh, NC	—	1,638	2,844	187	(2,554)	828	1,287	2,115	853	1983	Jan. 1998	20 yrs.
Office facility in King of Prussia, PA	—	1,219	6,283	1,295	—	1,219	7,578	8,797	3,839	1968	Jan. 1998	40 yrs.
Industrial facility in Pinconning, MI	—	32	1,692	—	—	32	1,692	1,724	888	1948	Jan. 1998	40 yrs.
Industrial facilities in San Fernando, CA	6,231	2,052	5,322	—	(1,889)	1,494	3,991	5,485	2,110	1962; 1979	Jan. 1998	40 yrs.
Retail facilities in several cities in the following states: Alabama, Florida, Georgia, Illinois, Louisiana, Missouri, New Mexico, North Carolina, South Carolina, Tennessee, and Texas	—	9,382	—	238	14,447	9,025	15,042	24,067	4,397	Various	Jan. 1998	15 yrs.
Industrial facility in Glendora, CA	—	1,135	—	—	1,942	1,152	1,925	3,077	—	1950	Jan. 1998	10 yrs.
Warehouse facility in Doraville, GA	—	3,288	9,864	16,708	(11,409)	3,288	15,163	18,451	780	2016	Jan. 1998	40 yrs.
Office facility in Collierville, TN and warehouse facility in Corpus Christi, TX	44,135	3,490	72,497	—	(15,609)	288	60,090	60,378	15,914	1989; 1999	Jan. 1998	40 yrs.
Land in Irving and Houston, TX	—	9,795	—	—	—	9,795	—	9,795	—	N/A	Jan. 1998	N/A
Industrial facility in Chandler, AZ	7,136	5,035	18,957	7,460	541	5,035	26,958	31,993	13,674	1989	Jan. 1998	40 yrs.
Office facility in Bridgeton, MO	—	842	4,762	2,523	71	842	7,356	8,198	3,500	1972	Jan. 1998	40 yrs.
Retail facility in Drayton Plains, MI	—	1,039	4,788	236	(2,297)	494	3,272	3,766	1,184	1972	Jan. 1998	35 yrs.
Warehouse facility in Memphis, TN	—	1,882	3,973	294	(3,892)	328	1,929	2,257	1,158	1969	Jan. 1998	15 yrs.
Industrial facility in Romulus, MI	—	454	6,411	—	—	454	6,411	6,865	—	1970	Jan. 1998	10 yrs.
Retail facility in Bellevue, WA	—	4,125	11,812	393	(123)	4,371	11,836	16,207	6,046	1994	Apr. 1998	40 yrs.
Office facility in Rio Rancho, NM	—	1,190	9,353	5,866	—	2,287	14,122	16,409	5,867	1999	Jul. 1998	40 yrs.
Office facility in Moorestown, NJ	—	351	5,981	1,619	1	351	7,601	7,952	4,055	1964	Feb. 1999	40 yrs.
Industrial facilities in Lenexa, KS and Winston-Salem, NC	—	1,860	12,539	3,075	(1,135)	1,725	14,614	16,339	5,924	1968; 1980	Sep. 2002	40 yrs.
Office facilities in Playa Vista and Venice, CA	21,505	2,032	10,152	52,817	1	5,889	59,113	65,002	13,525	1991; 1999	Sep. 2004; Sep. 2012	40 yrs.
Warehouse facility in Greenfield, IN	—	2,807	10,335	223	(8,383)	967	4,015	4,982	1,713	1995	Sep. 2004	40 yrs.
Industrial facility in Scottsdale, AZ	—	586	46	—	—	586	46	632	17	1988	Sep. 2004	40 yrs.

W. P. Carey 2018 10-K – 140

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2018
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Retail facility in Hot Springs, AR	—	850	2,939	2	(2,614)	—	1,177	1,177	421	1985	Sep. 2004	40 yrs.
Warehouse facilities in Apopka, FL	—	362	10,855	1,195	(155)	337	11,920	12,257	3,836	1969	Sep. 2004	40 yrs.
Land in San Leandro, CA	—	1,532	—	—	—	1,532	—	1,532	—	N/A	Dec. 2006	N/A
Fitness facility in Austin, TX	—	1,725	5,168	—	—	1,725	5,168	6,893	2,191	1995	Dec. 2006	29 yrs.
Retail facility in Wroclaw, Poland	—	3,600	10,306	—	(3,551)	2,863	7,492	10,355	2,054	2007	Dec. 2007	40 yrs.
Office facility in Fort Worth, TX	30,023	4,600	37,580	103	—	4,600	37,683	42,283	8,386	2003	Feb. 2010	40 yrs.
Warehouse facility in Mallorca, Spain	—	11,109	12,636	—	(984)	10,629	12,132	22,761	2,600	2008	Jun. 2010	40 yrs.
Retail facilities in Florence, AL; Snellville, GA; Concord, NC; Rockport, TX; and Virginia Beach, VA	—	5,646	12,367	—	(71)	5,575	12,367	17,942	2,062	2005; 2007	Sep. 2012	40 yrs.
Net-lease hotels in Irvine, Sacramento, and San Diego, CA; Orlando, FL; Des Plaines, IL; Indianapolis, IN; Louisville, KY; Linthicum Heights, MD; Newark, NJ; Albuquerque, NM; and Spokane, WA	130,957	32,680	198,999	—	—	32,680	198,999	231,679	34,269	1989; 1990	Sep. 2012	34 - 37 yrs.
Industrial facilities in Auburn, IN; Clinton Township, MI; and Bluffton, OH	—	4,403	20,298	—	(3,870)	2,589	18,242	20,831	3,359	1968; 1975; 1995	Sep. 2012; Jan. 2014	30 yrs.
Land in Irvine, CA	1,621	4,173	—	—	—	4,173	—	4,173	—	N/A	Sep. 2012	N/A
Industrial facility in Alpharetta, GA	—	2,198	6,349	1,247	—	2,198	7,596	9,794	1,506	1997	Sep. 2012	30 yrs.
Office facility in Clinton, NJ	19,838	2,866	34,834	—	—	2,866	34,834	37,700	7,271	1987	Sep. 2012	30 yrs.
Office facilities in St. Petersburg, FL	—	3,280	24,627	226	—	3,280	24,853	28,133	5,141	1996; 1999	Sep. 2012	30 yrs.
Movie theater in Baton Rouge, LA	—	4,168	5,724	3,200	—	4,168	8,924	13,092	1,485	2003	Sep. 2012	30 yrs.
Industrial and office facility in San Diego, CA	—	7,804	16,729	2,623	—	7,804	19,352	27,156	4,402	2002	Sep. 2012	30 yrs.
Industrial facility in Richmond, CA	—	895	1,953	—	—	895	1,953	2,848	408	1999	Sep. 2012	30 yrs.
Warehouse facilities in Kingman, AZ; Woodland, CA; Jonesboro, GA; Kansas City, MO; Springfield, OR; Fogelsville, PA; and Corsicana, TX	52,950	16,386	84,668	—	—	16,386	84,668	101,054	17,527	Various	Sep. 2012	30 yrs.
Industrial facilities in Rocky Mount, NC and Lewisville, TX	—	2,163	17,715	384	(3,429)	1,296	15,537	16,833	3,355	1948; 1969; 1989	Sep. 2012	30 yrs.
Industrial facilities in Chattanooga, TN	—	558	5,923	—	—	558	5,923	6,481	1,223	1974; 1989	Sep. 2012	30 yrs.
Industrial facility in Mooresville, NC	3,345	756	9,775	—	—	756	9,775	10,531	2,012	1997	Sep. 2012	30 yrs.
Industrial facility in McCalla, AL	—	960	14,472	29,028	—	2,076	42,384	44,460	6,008	2004	Sep. 2012	31 yrs.
Office facility in Lower Makefield Township, PA	—	1,726	12,781	4,378	—	1,726	17,159	18,885	2,722	2002	Sep. 2012	30 yrs.
Industrial facility in Fort Smith, AZ	—	1,063	6,159	—	—	1,063	6,159	7,222	1,254	1982	Sep. 2012	30 yrs.
Retail facilities in Greenwood, IN and Buffalo, NY	7,116	—	19,990	—	—	—	19,990	19,990	4,027	2000; 2003	Sep. 2012	30 - 31 yrs.

W. P. Carey 2018 10-K – 141

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2018
(in thousands)

				Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

		Initial Cost to Company
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facilities in Bowling Green, KY and Jackson, TN	—	1,492	8,182	—	—	1,492	8,182	9,674	1,662	1989; 1995	Sep. 2012	31 yrs.
Education facilities in Avondale, AZ; Rancho Cucamonga, CA; and Exton, PA	26,212	14,006	33,683	—	(3,878)	11,179	32,632	43,811	6,382	2004	Sep. 2012	31 - 32 yrs.
Industrial facilities in St. Petersburg, FL; Buffalo Grove, IL; West Lafayette, IN; Excelsior Springs, MO; and North Versailles, PA	6,909	6,559	19,078	—	—	6,559	19,078	25,637	3,843	Various	Sep. 2012	31 yrs.
Industrial facilities in Tolleson, AZ; Alsip, IL; and Solvay, NY	8,985	6,080	23,424	—	—	6,080	23,424	29,504	4,681	1990; 1994; 2000	Sep. 2012	31 yrs.
Fitness facilities in Englewood, CO; Memphis TN; and Bedford, TX	4,040	4,877	4,258	5,215	4,756	4,877	14,229	19,106	2,907	1990; 1995; 2001	Sep. 2012	31 yrs.
Office facility in Mons, Belgium	6,351	1,505	6,026	653	(929)	1,339	5,916	7,255	1,129	1982	Sep. 2012	32 yrs.
Warehouse facilities in Oceanside, CA and Concordville, PA	2,670	3,333	8,270	—	—	3,333	8,270	11,603	1,657	1989; 1996	Sep. 2012	31 yrs.
Net-lease self-storage facilities located throughout the United States	—	74,551	319,186	—	(50)	74,501	319,186	393,687	63,281	Various	Sep. 2012	31 yrs.
Warehouse facility in La Vista, NE	19,645	4,196	23,148	—	—	4,196	23,148	27,344	4,325	2005	Sep. 2012	33 yrs.
Office facility in Pleasanton, CA	7,624	3,675	7,468	—	—	3,675	7,468	11,143	1,477	2000	Sep. 2012	31 yrs.
Office facility in San Marcos, TX	—	440	688	—	—	440	688	1,128	136	2000	Sep. 2012	31 yrs.
Office facility in Chicago, IL	12,756	2,169	19,010	71	—	2,169	19,081	21,250	3,729	1910	Sep. 2012	31 yrs.
Industrial facilities in Hollywood and Orlando, FL	—	3,639	1,269	—	—	3,639	1,269	4,908	249	1996	Sep. 2012	31 yrs.
Warehouse facility in Golden, CO	—	808	4,304	77	—	808	4,381	5,189	944	1998	Sep. 2012	30 yrs.
Industrial facility in Texarkana, TX	—	1,755	4,493	—	(2,783)	216	3,249	3,465	637	1997	Sep. 2012	31 yrs.
Industrial facility in Eugene, OR	4,137	2,286	3,783	—	—	2,286	3,783	6,069	742	1980	Sep. 2012	31 yrs.
Industrial facility in South Jordan, UT	11,268	2,183	11,340	1,642	—	2,183	12,982	15,165	2,346	1995	Sep. 2012	31 yrs.
Warehouse facility in Ennis, TX	—	478	4,087	145	—	478	4,232	4,710	947	1989	Sep. 2012	31 yrs.
Retail facility in Braintree, MA	—	2,409	—	6,184	(1,403)	1,006	6,184	7,190	1,002	1994	Sep. 2012	30 yrs.
Office facility in Paris, France	51,185	23,387	43,450	—	(7,328)	20,823	38,686	59,509	7,396	1975	Sep. 2012	32 yrs.
Retail facilities in Bydgoszcz, Czestochowa, Jablonna, Katowice, Kielce, Lodz, Lubin, Olsztyn, Opole, Plock, Rybnik, Walbrzych, and Warsaw, Poland	—	26,564	72,866	—	(10,902)	23,651	64,877	88,528	17,040	Various	Sep. 2012	23 - 34 yrs.
Industrial facility in Laupheim, Germany	—	2,072	8,339	—	(1,142)	1,845	7,424	9,269	2,327	1960	Sep. 2012	20 yrs.
Industrial facilities in Danbury, CT and Bedford, MA	6,732	3,519	16,329	—	—	3,519	16,329	19,848	3,418	1965; 1980	Sep. 2012	29 yrs.
Industrial facility in Brownwood, TX	—	722	6,268	—	—	722	6,268	6,990	1	1964	Sep. 2012	15 yrs.

W. P. Carey 2018 10-K – 142

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2018
(in thousands)

				Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

		Initial Cost to Company
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Warehouse facilities in Venlo, Netherlands	—	10,154	18,590	—	(3,433)	8,941	16,370	25,311	2,738	1998; 1999	Apr. 2013	35 yrs.
Industrial and office facility in Tampere, Finland	—	2,309	37,153	—	(4,802)	2,003	32,657	34,660	5,824	2012	Jun. 2013	40 yrs.
Office facility in Quincy, MA	—	2,316	21,537	127	—	2,316	21,664	23,980	3,248	1989	Jun. 2013	40 yrs.
Office facility in Salford, United Kingdom	—	—	30,012	—	(5,455)	—	24,557	24,557	3,363	1997	Sep. 2013	40 yrs.
Office facility in Lone Tree, CO	—	4,761	28,864	2,853	—	4,761	31,717	36,478	4,720	2001	Nov. 2013	40 yrs.
Office facility in Mönchengladbach, Germany	33,737	2,154	6,917	50,626	(614)	2,199	56,884	59,083	4,454	2015	Dec. 2013	40 yrs.
Fitness facility in Houston, TX	—	2,430	2,270	—	—	2,430	2,270	4,700	498	1995	Jan. 2014	23 yrs.
Fitness facility in St. Charles, MO	—	1,966	1,368	1,352	—	1,966	2,720	4,686	455	1987	Jan. 2014	27 yrs.
Fitness facility in Salt Lake City, UT	2,584	856	2,804	—	—	856	2,804	3,660	533	1999	Jan. 2014	26 yrs.
Land in Scottsdale, AZ	9,696	22,300	—	—	—	22,300	—	22,300	—	N/A	Jan. 2014	N/A
Industrial facility in Aurora, CO	2,730	737	2,609	—	—	737	2,609	3,346	406	1985	Jan. 2014	32 yrs.
Warehouse facility in Burlington, NJ	—	3,989	6,213	377	—	3,989	6,590	10,579	1,263	1999	Jan. 2014	26 yrs.
Industrial facility in Albuquerque, NM	—	2,467	3,476	606	—	2,467	4,082	6,549	746	1993	Jan. 2014	27 yrs.
Industrial facility in North Salt Lake, UT	—	10,601	17,626	—	(16,936)	4,388	6,903	11,291	1,297	1981	Jan. 2014	26 yrs.
Industrial facilities in Lexington, NC and Murrysville, PA	—	2,185	12,058	—	2,713	1,608	15,348	16,956	2,718	1940; 1995	Jan. 2014	28 yrs.
Land in Welcome, NC	—	980	11,230	—	(11,724)	486	—	486	—	N/A	Jan. 2014	N/A
Industrial facilities in Evansville, IN; Lawrence, KS; and Baltimore, MD	22,800	4,005	44,192	—	—	4,005	44,192	48,197	9,112	1911; 1967; 1982	Jan. 2014	24 yrs.
Industrial facilities in Colton, CA; Bonner Springs, KS; and Dallas, TX and land in Eagan, MN	—	8,451	25,457	—	298	8,451	25,755	34,206	4,408	1978; 1979; 1986	Jan. 2014	17 - 34 yrs.
Retail facility in Torrance, CA	—	8,412	12,241	1,213	(77)	8,335	13,454	21,789	2,752	1973	Jan. 2014	25 yrs.
Office facility in Houston, TX	3,146	6,578	424	560	—	6,578	984	7,562	267	1978	Jan. 2014	27 yrs.
Land in Doncaster, United Kingdom	—	4,257	4,248	—	(8,123)	382	—	382	—	N/A	Jan. 2014	N/A
Warehouse facility in Norwich, CT	9,028	3,885	21,342	—	2	3,885	21,344	25,229	3,713	1960	Jan. 2014	28 yrs.
Warehouse facility in Norwich, CT	—	1,437	9,669	—	—	1,437	9,669	11,106	1,682	2005	Jan. 2014	28 yrs.
Retail facility in Johnstown, PA and warehouse facility in Whitehall, PA	—	7,435	9,093	—	(2,297)	7,140	7,091	14,231	1,835	1986; 1992	Jan. 2014	23 yrs.
Retail facilities in York, PA	3,052	3,776	10,092	—	(2,016)	2,668	9,184	11,852	1,569	1992; 2005	Jan. 2014	26 - 34 yrs.
Industrial facility in Pittsburgh, PA	—	1,151	10,938	—	—	1,151	10,938	12,089	2,172	1991	Jan. 2014	25 yrs.
Warehouse facilities in Atlanta, GA and Elkwood, VA	—	5,356	4,121	—	(2,104)	4,284	3,089	7,373	545	1975	Jan. 2014	28 yrs.
Warehouse facility in Harrisburg, NC	—	1,753	5,840	—	(111)	1,642	5,840	7,482	1,100	2000	Jan. 2014	26 yrs.

W. P. Carey 2018 10-K – 143

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2018
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facility in Chandler, AZ; industrial, office, and warehouse facility in Englewood, CO; and land in Englewood, CO	3,970	4,306	7,235	—	3	4,306	7,238	11,544	1,176	1978; 1987	Jan. 2014	30 yrs.
Industrial facility in Cynthiana, KY	1,917	1,274	3,505	525	(107)	1,274	3,923	5,197	658	1967	Jan. 2014	31 yrs.
Industrial facility in Columbia, SC	—	2,843	11,886	—	—	2,843	11,886	14,729	2,586	1962	Jan. 2014	23 yrs.
Land in Midlothian, VA	—	2,824	—	—	—	2,824	—	2,824	—	N/A	Jan. 2014	N/A
Net-lease student housing facility in Laramie, WY	—	1,966	18,896	—	—	1,966	18,896	20,862	3,771	2007	Jan. 2014	33 yrs.
Office facility in Greenville, SC	7,715	562	7,916	—	43	562	7,959	8,521	1,560	1972	Jan. 2014	25 yrs.
Warehouse facilities in Mendota, IL; Toppenish, WA; and Plover, WI	—	1,444	21,208	—	(623)	1,382	20,647	22,029	4,526	1996	Jan. 2014	23 yrs.
Industrial facility in Allen, TX and office facility in Sunnyvale, CA	8,047	9,297	24,086	—	(42)	9,255	24,086	33,341	3,829	1981; 1997	Jan. 2014	31 yrs.
Industrial facilities in Hampton, NH	7,060	8,990	7,362	—	—	8,990	7,362	16,352	1,193	1976	Jan. 2014	30 yrs.
Industrial facilities located throughout France	—	36,306	5,212	—	(6,595)	30,540	4,383	34,923	941	Various	Jan. 2014	23 yrs.
Retail facility in Fairfax, VA	—	3,402	16,353	—	—	3,402	16,353	19,755	3,052	1998	Jan. 2014	26 yrs.
Retail facility in Lombard, IL	—	5,087	8,578	—	—	5,087	8,578	13,665	1,601	1999	Jan. 2014	26 yrs.
Warehouse facility in Plainfield, IN	18,722	1,578	29,415	—	—	1,578	29,415	30,993	4,766	1997	Jan. 2014	30 yrs.
Retail facility in Kennesaw, GA	2,863	2,849	6,180	5,530	—	2,849	11,710	14,559	1,577	1999	Jan. 2014	26 yrs.
Retail facility in Leawood, KS	8,110	1,487	13,417	—	—	1,487	13,417	14,904	2,504	1997	Jan. 2014	26 yrs.
Office facility in Tolland, CT	7,547	1,817	5,709	—	11	1,817	5,720	7,537	1,025	1968	Jan. 2014	28 yrs.
Warehouse facilities in Lincolnton, NC and Mauldin, SC	9,241	1,962	9,247	—	—	1,962	9,247	11,209	1,618	1988; 1996	Jan. 2014	28 yrs.
Retail facilities located throughout Germany	—	81,109	153,927	7,393	(111,080)	40,044	91,305	131,349	14,612	Various	Jan. 2014	Various
Office facility in Southfield, MI	—	1,726	4,856	89	—	1,726	4,945	6,671	783	1985	Jan. 2014	31 yrs.
Office facility in The Woodlands, TX	18,068	3,204	24,997	—	—	3,204	24,997	28,201	3,900	1997	Jan. 2014	32 yrs.
Warehouse facilities in Valdosta, GA and Johnson City, TN	7,076	1,080	14,998	—	—	1,080	14,998	16,078	2,773	1978; 1998	Jan. 2014	27 yrs.
Industrial facility in Amherst, NY	7,357	674	7,971	—	—	674	7,971	8,645	1,748	1984	Jan. 2014	23 yrs.
Industrial and warehouse facilities in Westfield, MA	—	1,922	9,755	7,435	9	1,922	17,199	19,121	2,651	1954; 1997	Jan. 2014	28 yrs.
Warehouse facilities in Kottka, Finland	—	—	8,546	—	(1,357)	—	7,189	7,189	1,618	1999; 2001	Jan. 2014	21 - 23 yrs.
Office facility in Bloomington, MN	—	2,942	7,155	—	—	2,942	7,155	10,097	1,241	1988	Jan. 2014	28 yrs.
Warehouse facility in Gorinchem, Netherlands	3,397	1,143	5,648	—	(1,079)	962	4,750	5,712	824	1995	Jan. 2014	28 yrs.
Retail facility in Cresskill, NJ	—	2,366	5,482	—	19	2,366	5,501	7,867	868	1975	Jan. 2014	31 yrs.

W. P. Carey 2018 10-K – 144

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2018
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Retail facility in Livingston, NJ	4,915	2,932	2,001	—	14	2,932	2,015	4,947	365	1966	Jan. 2014	27 yrs.
Retail facility in Maplewood, NJ	—	845	647	—	4	845	651	1,496	118	1954	Jan. 2014	27 yrs.
Retail facility in Montclair, NJ	—	1,905	1,403	—	6	1,905	1,409	3,314	255	1950	Jan. 2014	27 yrs.
Retail facility in Morristown, NJ	—	3,258	8,352	—	26	3,258	8,378	11,636	1,516	1973	Jan. 2014	27 yrs.
Retail facility in Summit, NJ	—	1,228	1,465	—	8	1,228	1,473	2,701	266	1950	Jan. 2014	27 yrs.
Industrial and office facilities in Dransfeld and Wolfach, Germany	—	2,789	8,750	—	(3,188)	2,210	6,141	8,351	1,240	1898; 1978	Jan. 2014	24 yrs.
Industrial facilities in Georgetown, TX and Woodland, WA	—	965	4,113	—	—	965	4,113	5,078	599	1998; 2001	Jan. 2014	33 - 35 yrs.
Education facilities in Union, NJ; Allentown and Philadelphia, PA; and Grand Prairie, TX	—	5,365	7,845	—	5	5,365	7,850	13,215	1,386	Various	Jan. 2014	28 yrs.
Industrial facility in Salisbury, NC	5,556	1,499	8,185	—	—	1,499	8,185	9,684	1,449	2000	Jan. 2014	28 yrs.
Industrial facilities in Solon and Twinsburg, OH and office facility in Plymouth, MI	3,473	2,831	10,565	—	—	2,831	10,565	13,396	1,910	1970; 1991; 1995	Jan. 2014	26 - 27 yrs.
Industrial facility in Cambridge, Canada	—	1,849	7,371	—	(1,657)	1,517	6,046	7,563	951	2001	Jan. 2014	31 yrs.
Industrial facilities in Peru, IL; Huber Heights, Lima, and Sheffield, OH; and Lebanon, TN	9,216	2,962	17,832	—	—	2,962	17,832	20,794	2,805	Various	Jan. 2014	31 yrs.
Industrial facility in Ramos Arizpe, Mexico	—	1,059	2,886	—	—	1,059	2,886	3,945	453	2000	Jan. 2014	31 yrs.
Industrial facilities in Salt Lake City, UT	—	2,783	3,773	—	—	2,783	3,773	6,556	593	1983; 2002	Jan. 2014	31 - 33 yrs.
Net-lease student housing facility in Blairsville, PA	9,728	1,631	23,163	—	—	1,631	23,163	24,794	4,385	2005	Jan. 2014	33 yrs.
Industrial facility in Nashville, TN	—	1,078	5,619	302	—	1,078	5,921	6,999	1,315	1962	Jan. 2014	21 yrs.
Warehouse facilities in Atlanta, Doraville, and Rockmart, GA	—	6,488	77,192	—	—	6,488	77,192	83,680	13,298	1959; 1962; 1991	Jan. 2014	23 - 33 yrs.
Warehouse facilities in Flora, MS and Muskogee, OK	3,190	554	4,353	—	—	554	4,353	4,907	653	1992; 2002	Jan. 2014	33 yrs.
Industrial facility in Richmond, MO	3,792	2,211	8,505	331	—	2,211	8,836	11,047	1,515	1996	Jan. 2014	28 yrs.
Industrial facility in Tuusula, Finland	—	6,173	10,321	—	(2,620)	5,193	8,681	13,874	1,673	1975	Jan. 2014	26 yrs.
Office facility in Turku, Finland	—	5,343	34,106	—	(6,266)	4,494	28,689	33,183	5,065	1981	Jan. 2014	28 yrs.
Industrial facility in Turku, Finland	—	1,105	10,243	—	(1,787)	930	8,631	9,561	1,530	1981	Jan. 2014	28 yrs.
Industrial facility in Baraboo, WI	—	917	10,663	—	—	917	10,663	11,580	4,005	1988	Jan. 2014	13 yrs.
Warehouse facility in Phoenix, AZ	17,417	6,747	21,352	—	—	6,747	21,352	28,099	3,781	1996	Jan. 2014	28 yrs.
Land in Calgary, Canada	—	3,721	—	—	(669)	3,052	—	3,052	—	N/A	Jan. 2014	N/A
Industrial facilities in Sandersville, GA; Erwin, TN; and Gainesville, TX	1,776	955	4,779	—	—	955	4,779	5,734	757	1950; 1986; 1996	Jan. 2014	31 yrs.

W. P. Carey 2018 10-K – 145

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2018
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facility in Buffalo Grove, IL	5,574	1,492	12,233	—	—	1,492	12,233	13,725	1,944	1996	Jan. 2014	31 yrs.
Warehouse facility in Spanish Fork, UT	6,362	991	7,901	—	—	991	7,901	8,892	1,189	2001	Jan. 2014	33 yrs.
Industrial facilities in West Jordan, UT and Tacoma, WA; office facility in Eugene, OR; and warehouse facility in Perris, CA	—	8,989	5,435	—	8	8,989	5,443	14,432	953	Various	Jan. 2014	28 yrs.
Office facility in Carlsbad, CA	—	3,230	5,492	—	—	3,230	5,492	8,722	1,144	1999	Jan. 2014	24 yrs.
Land in Pensacola, FL	—	1,746	—	—	—	1,746	—	1,746	—	N/A	Jan. 2014	N/A
Movie theater in Port St. Lucie, FL	—	4,654	2,576	—	—	4,654	2,576	7,230	463	2000	Jan. 2014	27 yrs.
Movie theater in Hickory Creek, TX	—	1,693	3,342	—	—	1,693	3,342	5,035	614	2000	Jan. 2014	27 yrs.
Industrial facility in Nurieux-Volognat, France	—	121	5,328	—	(764)	101	4,584	4,685	697	2000	Jan. 2014	32 yrs.
Warehouse facility in Suwanee, GA	—	2,330	8,406	—	—	2,330	8,406	10,736	1,221	1995	Jan. 2014	34 yrs.
Retail facilities in Wichita, KS and Oklahoma City, OK and warehouse facility in Wichita, KS	—	1,878	8,579	—	—	1,878	8,579	10,457	1,800	1954; 1975; 1984	Jan. 2014	24 yrs.
Industrial facilities in Fort Dodge, IA and Menomonie and Oconomowoc, WI	7,695	1,403	11,098	—	—	1,403	11,098	12,501	3,356	1996	Jan. 2014	16 yrs.
Industrial facility in Mesa, AZ	4,085	2,888	4,282	—	—	2,888	4,282	7,170	772	1991	Jan. 2014	27 yrs.
Industrial facility in North Amityville, NY	6,867	3,486	11,413	—	—	3,486	11,413	14,899	2,157	1981	Jan. 2014	26 yrs.
Warehouse facilities in Greenville, SC	—	567	10,217	—	15	567	10,232	10,799	2,442	1960	Jan. 2014	21 yrs.
Industrial facility in Fort Collins, CO	—	821	7,236	—	—	821	7,236	8,057	1,083	1993	Jan. 2014	33 yrs.
Land in Elk Grove Village, IL	1,515	4,037	—	—	—	4,037	—	4,037	—	N/A	Jan. 2014	N/A
Office facility in Washington, MI	—	4,085	7,496	—	—	4,085	7,496	11,581	1,125	1990	Jan. 2014	33 yrs.
Office facility in Houston, TX	—	522	7,448	227	—	522	7,675	8,197	1,429	1999	Jan. 2014	27 yrs.
Industrial facilities in Conroe, Odessa, and Weimar, TX and industrial and office facility in Houston, TX	5,161	4,049	13,021	—	133	4,049	13,154	17,203	3,463	Various	Jan. 2014	12 - 22 yrs.
Education facility in Sacramento, CA	26,029	—	13,715	—	—	—	13,715	13,715	2,017	2005	Jan. 2014	34 yrs.
Industrial facilities in City of Industry, CA; Chelmsford, MA; and Lancaster, TX	—	5,138	8,387	—	43	5,138	8,430	13,568	1,495	1969; 1974; 1984	Jan. 2014	27 yrs.
Office facility in Tinton Falls, NJ	—	1,958	7,993	13	—	1,958	8,006	9,964	1,287	2001	Jan. 2014	31 yrs.
Industrial facility in Woodland, WA	—	707	1,562	—	—	707	1,562	2,269	218	2009	Jan. 2014	35 yrs.
Warehouse facilities in Gyál and Herceghalom, Hungary	34,075	14,601	21,915	—	(5,801)	12,281	18,434	30,715	4,437	2002; 2004	Jan. 2014	21 yrs.
Industrial facility in Windsor, CT	—	453	637	3,422	(83)	453	3,976	4,429	261	1999	Jan. 2014	33 yrs.
Industrial facility in Aurora, CO	2,573	574	3,999	—	—	574	3,999	4,573	501	2012	Jan. 2014	40 yrs.

W. P. Carey 2018 10-K – 146

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2018
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Office facility in Chandler, AZ	—	5,318	27,551	19	—	5,318	27,570	32,888	3,805	2000	Mar. 2014	40 yrs.
Warehouse facility in University Park, IL	—	7,962	32,756	221	—	7,962	32,977	40,939	4,366	2008	May 2014	40 yrs.
Office facility in Stavanger, Norway	—	10,296	91,744	—	(29,093)	7,431	65,516	72,947	7,315	1975	Aug. 2014	40 yrs.
Office facility in Westborough, MA	—	3,409	37,914	—	—	3,409	37,914	41,323	4,634	1992	Aug. 2014	40 yrs.
Office facility in Andover, MA	—	3,980	45,120	—	—	3,980	45,120	49,100	5,084	2013	Oct. 2014	40 yrs.
Office facility in Newport, United Kingdom	—	—	22,587	—	(4,607)	—	17,980	17,980	1,926	2014	Oct. 2014	40 yrs.
Industrial facility in Lewisburg, OH	—	1,627	13,721	—	—	1,627	13,721	15,348	1,603	2014	Nov. 2014	40 yrs.
Industrial facility in Opole, Poland	—	2,151	21,438	—	(1,867)	1,981	19,741	21,722	2,344	2014	Dec. 2014	38 yrs.
Office facilities located throughout Spain	—	51,778	257,624	10	(19,375)	51,468	238,569	290,037	25,004	Various	Dec. 2014	Various
Retail facilities located throughout the United Kingdom	—	66,319	230,113	277	(56,537)	53,533	186,639	240,172	24,373	Various	Jan. 2015	20 - 40 yrs.
Warehouse facility in Rotterdam, Netherlands	—	—	33,935	—	301	—	34,236	34,236	3,567	2014	Feb. 2015	40 yrs.
Retail facility in Bad Fischau, Austria	—	2,855	18,829	—	1,357	3,034	20,007	23,041	2,435	1998	Apr. 2015	40 yrs.
Industrial facility in Oskarshamn, Sweden	—	3,090	18,262	—	(1,655)	2,850	16,847	19,697	1,640	2015	Jun. 2015	40 yrs.
Office facility in Sunderland, United Kingdom	—	2,912	30,140	—	(5,903)	2,392	24,757	27,149	2,445	2007	Aug. 2015	40 yrs.
Industrial facilities in Gersthofen and Senden, Germany and Leopoldsdorf, Austria	—	9,449	15,838	—	721	9,718	16,290	26,008	1,931	2008; 2010	Aug. 2015	40 yrs.
Net-lease hotels in Clive, IA; Baton Rouge, LA; St. Louis, MO; Greensboro, NC; Mount Laurel, NJ; and Fort Worth, TX	—	—	49,190	—	—	—	49,190	49,190	4,661	1988; 1989; 1990	Oct. 2015	38 - 40 yrs.
Retail facilities in Almere, Amsterdam, Eindhoven, Houten, Nieuwegein, Utrecht, Veghel, and Zwaag, Netherlands	—	5,698	38,130	79	2,899	6,074	40,732	46,806	3,964	Various	Nov. 2015	30 - 40 yrs.
Office facility in Irvine, CA	—	7,626	16,137	—	—	7,626	16,137	23,763	1,282	1977	Dec. 2015	40 yrs.
Education facility in Windermere, FL	—	5,090	34,721	15,333	—	5,090	50,054	55,144	4,670	1998	Apr. 2016	38 yrs.
Industrial facilities located throughout the United States	—	66,845	87,575	65,400	(56,517)	49,680	113,623	163,303	11,512	Various	Apr. 2016	Various
Industrial facilities in North Dumfries and Ottawa, Canada	—	17,155	10,665	—	(18,654)	5,685	3,481	9,166	866	1967; 1974	Apr. 2016	28 yrs.
Education facilities in Coconut Creek, FL and Houston, TX	—	15,550	83,862	63,830	—	15,550	147,692	163,242	8,765	1979; 1984	May 2016	37 - 40 yrs.
Office facility in Southfield, MI and warehouse facilities in London, KY and Gallatin, TN	—	3,585	17,254	—	—	3,585	17,254	20,839	1,050	1969; 1987; 2000	Nov. 2016	35 - 36 yrs.

W. P. Carey 2018 10-K – 147

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2018
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facilities in Brampton, Toronto, and Vaughan, Canada	—	28,759	13,998	—	—	28,759	13,998	42,757	1,015	Various	Nov. 2016	28 - 35 yrs.
Industrial facilities in Queretaro and San Juan del Rio, Mexico	—	5,152	12,614	—	—	5,152	12,614	17,766	732	Various	Dec. 2016	28 - 40 yrs.
Industrial facility in Chicago, IL	—	2,222	2,655	3,511	—	2,222	6,166	8,388	313	1985	Jun. 2017	30 yrs.
Industrial facility in Zawiercie, Poland	—	395	102	10,378	(200)	523	10,152	10,675	181	2018	Aug. 2017	40 yrs.
Office facility in Roseville, MN	—	2,560	16,025	—	—	2,560	16,025	18,585	497	2001	Nov. 2017	40 yrs.
Industrial facility in Radomsko, Poland	—	1,718	59	14,453	(329)	1,689	14,212	15,901	117	2018	Nov. 2017	40 yrs.
Warehouse facility in Sellersburg, IN	—	1,016	3,838	—	—	1,016	3,838	4,854	112	2000	Feb. 2018	36 yrs.
Retail and warehouse facilities in Appleton, Madison, and Waukesha, WI	—	5,512	61,230	—	—	5,465	61,277	66,742	1,508	1995; 2004	Mar. 2018	36 - 40 yrs.
Office and warehouse facilities located through Denmark	—	20,304	185,481	—	(2,813)	20,027	182,945	202,972	2,952	Various	Jun. 2018	25 - 41 yrs.
Retail facilities located through the Netherlands	—	38,475	117,127	—	(2,579)	37,837	115,186	153,023	1,923	Various	Jul. 2018	26 - 30 yrs.
Industrial facility in Oostburg, WI	—	786	6,589	—	—	786	6,589	7,375	136	2002	Jul. 2018	35 yrs.
Warehouse facility in Kampen, Netherlands	—	3,251	12,858	—	(192)	3,212	12,705	15,917	230	1976	Jul. 2018	26 yrs.
Warehouse facility in Azambuja, Portugal	—	13,527	35,631	—	(536)	13,379	35,243	48,622	347	1994	Sep. 2018	28 yrs.
Retail facilities in Amsterdam, Moordrecht, and Rotterdam, Netherlands	—	2,582	18,731	3,219	149	2,598	22,083	24,681	139	Various	Oct. 2018	27 - 37 yrs.
Office and warehouse facilities in Bad Wünnenberg and Soest, Germany	—	2,916	39,687	—	213	2,930	39,886	42,816	179	1982; 1986	Oct. 2018	40 yrs.
Industrial facility in Norfolk, NE	1,274	802	3,686	—	—	802	3,686	4,488	21	1975	Oct. 2018	40 yrs.
Education facility in Chicago, IL	12,123	7,720	17,266	—	—	7,720	17,266	24,986	77	1912	Oct. 2018	40 yrs.
Fitness facilities in Phoenix, AZ and Columbia, MD	—	18,286	33,030	—	—	18,286	33,030	51,316	147	2006	Oct. 2018	40 yrs.
Retail facility in Gorzow, Poland	—	1,736	8,298	—	50	1,745	8,339	10,084	40	2008	Oct. 2018	40 yrs.
Industrial facilities in Sergeant Bluff, IA; Bossier City, LA; and Alvarado, TX	27,194	6,460	49,462	—	—	6,460	49,462	55,922	238	Various	Oct. 2018	40 yrs.
Warehouse facility in Dillon, SC	16,524	3,424	43,114	—	—	3,424	43,114	46,538	207	2001	Oct. 2018	40 yrs.
Office facility in Birmingham, United Kingdom	16,417	7,383	7,687	—	(141)	7,314	7,615	14,929	29	2009	Oct. 2018	40 yrs.
Retail facilities located throughout Spain	—	17,626	44,501	—	311	17,714	44,724	62,438	202	Various	Oct. 2018	40 yrs.
Warehouse facility in Gadki, Poland	—	1,376	6,137	—	38	1,383	6,168	7,551	28	2011	Oct. 2018	40 yrs.
Office facility in The Woodlands, TX	33,566	1,697	52,289	—	—	1,697	52,289	53,986	224	2009	Oct. 2018	40 yrs.

W. P. Carey 2018 10-K – 148

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2018
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Office facility in Hoffman Estates, IL	25,859	5,550	14,214	—	—	5,550	14,214	19,764	63	2009	Oct. 2018	40 yrs.
Warehouse facility in Zagreb, Croatia	—	15,789	33,287	—	246	15,868	33,454	49,322	222	2001	Oct. 2018	26 yrs.
Industrial facilities in Middleburg Heights and Union Township, OH	5,489	1,295	13,384	—	—	1,295	13,384	14,679	59	1990; 1997	Oct. 2018	40 yrs.
Retail facility in Las Vegas, NV	39,343	—	79,720	—	—	—	79,720	79,720	334	2012	Oct. 2018	40 yrs.
Industrial facilities located in Phoenix, AZ; Colton, Fresno, Los Angeles, Orange, Pomona, and San Diego, CA; Safety Harbor, FL; Durham, NC; and Columbia, SC	10,687	20,517	14,135	—	—	20,517	14,135	34,652	66	Various	Oct. 2018	40 yrs.
Warehouse facility in Bowling Green, KY	24,081	2,652	51,915	—	—	2,652	51,915	54,567	256	2011	Oct. 2018	40 yrs.
Warehouse facilities in Cannock, Liverpool, Luton, Plymouth, Southampton, and Taunton United Kingdom	3,130	6,791	2,315	—	(85)	6,728	2,293	9,021	6	Various	Oct. 2018	40 yrs.
Industrial facility in Evansville, IN	14,733	180	22,095	—	—	180	22,095	22,275	95	2009	Oct. 2018	40 yrs.
Office facilities in Tampa, FL	31,940	3,889	49,843	—	—	3,889	49,843	53,732	218	1985; 2000	Oct. 2018	40 yrs.
Warehouse facility in Elorrio, Spain	—	7,858	12,728	—	103	7,897	12,792	20,689	65	1996	Oct. 2018	40 yrs.
Industrial and office facilities in Elberton, GA	—	879	2,014	—	—	879	2,014	2,893	12	1997; 2002	Oct. 2018	40 yrs.
Office facility in Tres Cantos, Spain	55,872	24,344	39,646	—	320	24,465	39,845	64,310	181	2002	Oct. 2018	40 yrs.
Office facility in Hartland, WI	3,038	1,454	6,406	—	—	1,454	6,406	7,860	30	2001	Oct. 2018	40 yrs.
Retail facilities in Kutina, Slavonski Brod, Spansko, and Zagreb, Croatia	—	5,549	12,408	—	90	5,577	12,470	18,047	87	2000; 2002; 2003	Oct. 2018	26 yrs.
Office and warehouse facilities located through the United States	102,539	42,793	193,666	—	—	42,793	193,666	236,459	899	Various	Oct. 2018	40 yrs.
Warehouse facilities in Rincon and Unadilla, GA	23,977	1,954	48,421	—	—	1,954	48,421	50,375	220	2000; 2006	Oct. 2018	40 yrs.
Warehouse facilities in Breda, Elst, Gieten, Raalte, and Woerden, Netherlands	65,075	37,755	91,666	—	647	37,944	92,124	130,068	406	Various	Oct. 2018	40 yrs.
Warehouse facilities in Oxnard and Watsonville, CA	41,041	22,453	78,814	—	—	22,453	78,814	101,267	349	1975; 1994; 2002	Oct. 2018	40 yrs.
Retail facilities located throughout Italy	163,684	75,492	138,280	—	1,070	75,870	138,972	214,842	662	Various	Oct. 2018	40 yrs.
Land in Hudson, NY	537	2,405	—	—	—	2,405	—	2,405	—	N/A	Oct. 2018	N/A
Office facility in Houston, TX	3,328	2,136	2,344	—	—	2,136	2,344	4,480	12	1982	Oct. 2018	40 yrs.
Office facility in Martinsville, VA	7,708	1,082	8,108	—	—	1,082	8,108	9,190	38	2011	Oct. 2018	40 yrs.
Land in Chicago, IL	4,674	9,887	—	—	—	9,887	—	9,887	—	N/A	Oct. 2018	N/A
Industrial facility in Fraser, MI	3,727	1,346	9,551	—	—	1,346	9,551	10,897	43	2012	Oct. 2018	40 yrs.

W. P. Carey 2018 10-K – 149

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2018
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Warehouse facility in Middleburg Heights, OH	—	542	2,507	—	—	542	2,507	3,049	11	2002	Oct. 2018	40 yrs.
Retail facilities in Delnice, Pozega, and Sesvete, Croatia	—	5,519	9,930	—	76	5,546	9,979	15,525	69	2011	Oct. 2018	27 yrs.
Office facilities in Aurora, Eagan, and Virginia, MN	105,000	16,302	91,239	—	—	16,302	91,239	107,541	424	Various	Oct. 2018	40 yrs.
Retail facility in Orlando, FL	—	6,262	25,134	—	—	6,262	25,134	31,396	106	2011	Oct. 2018	40 yrs.
Industrial facility in Avon, OH	3,130	1,447	5,564	—	—	1,447	5,564	7,011	27	2001	Oct. 2018	40 yrs.
Industrial facility in Chimelow, Poland	16,392	6,158	28,032	—	171	6,189	28,172	34,361	129	2012	Oct. 2018	40 yrs.
Retail facilities in Huntsville, AL; Bentonville, AR; Bossier City, LA; Lee's Summit, MO; Fayetteville, TN, and Fort Worth, TX	—	19,529	42,318	—	—	19,529	42,318	61,847	196	Various	Oct. 2018	40 yrs.
Education facilities in Montgomery, AL and Savannah, GA	13,710	5,508	12,032	—	—	5,508	12,032	17,540	55	1969; 2002	Oct. 2018	40 yrs.
Office facilities in St. Louis, MO	5,246	1,297	5,362	—	—	1,297	5,362	6,659	25	1995	Oct. 2018	40 yrs.
Office and warehouse facility in Zary, PL	—	2,062	10,034	—	61	2,073	10,084	12,157	47	2013	Oct. 2018	40 yrs.
Industrial facility in Sterling, VA	—	3,198	23,981	—	—	3,198	23,981	27,179	81	1980	Oct. 2018	40 yrs.
Industrial facility in Elk Grove Village, IL	8,386	5,511	10,766	2	—	5,511	10,768	16,279	48	1961	Oct. 2018	40 yrs.
Industrial facility in Portage, WI	4,573	3,450	7,797	—	—	3,450	7,797	11,247	39	1970	Oct. 2018	40 yrs.
Office facility in Warrenville, IL	17,518	3,662	23,711	—	—	3,662	23,711	27,373	105	2002	Oct. 2018	40 yrs.
Warehouse facility in Saitama Prefecture, Japan	—	13,507	25,301	—	1,021	13,862	25,967	39,829	123	2007	Oct. 2018	40 yrs.
Retail facility in Dallas, TX	9,412	2,977	16,168	—	—	2,977	16,168	19,145	69	1913	Oct. 2018	40 yrs.
Office facility in Houston, TX	123,353	23,161	104,266	171	—	23,161	104,437	127,598	440	1973	Oct. 2018	40 yrs.
Retail facilities located throughout Croatia	19,440	9,000	13,002	—	110	9,045	13,067	22,112	75	Various	Oct. 2018	29 - 38 yrs.
Education facility in Eagan, MN	8,164	2,338	8,336	—	—	2,338	8,336	10,674	38	2003	Oct. 2018	40 yrs.
Office facility in Northbrook, IL	5,348	—	493	—	—	—	493	493	8	2007	Oct. 2018	40 yrs.
Education facilities in Chicago, IL	—	18,510	163	—	—	18,510	163	18,673	3	2014; 2015	Oct. 2018	40 yrs.
Warehouse facility in Dillon, SC	25,653	3,516	44,933	—	—	3,516	44,933	48,449	214	2013	Oct. 2018	40 yrs.
Warehouse facilities in Gadki, Poland	32,048	10,422	47,727	—	291	10,474	47,966	58,440	223	2007; 2010	Oct. 2018	40 yrs.
Retail facility in Lewisville, TX	8,932	3,485	11,263	—	—	3,485	11,263	14,748	50	2004	Oct. 2018	40 yrs.
Industrial facility in Wageningen, Netherlands	18,182	5,227	18,793	—	120	5,253	18,887	24,140	85	2013	Oct. 2018	40 yrs.
Office facility in Haibach, Germany	9,283	1,767	12,229	—	70	1,776	12,290	14,066	57	1993	Oct. 2018	40 yrs.
Office facility in Auburn Hills, MI	5,551	1,910	6,773	—	—	1,910	6,773	8,683	31	2012	Oct. 2018	40 yrs.

W. P. Carey 2018 10-K – 150

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2018
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Office facility in Tempe, AZ	14,314	—	19,533	—	—	—	19,533	19,533	86	2000	Oct. 2018	40 yrs.
Office facility in Tucson, AZ	—	2,448	17,353	—	—	2,448	17,353	19,801	78	2002	Oct. 2018	40 yrs.
Industrial facility in Drunen, Netherlands	9,481	2,316	9,370	—	58	2,328	9,416	11,744	42	2014	Oct. 2018	40 yrs.
Industrial facility New Concord, OH	1,469	958	2,309	—	—	958	2,309	3,267	13	1999	Oct. 2018	40 yrs.
Office facility in Krakow, Poland	5,436	2,381	6,212	—	43	2,393	6,243	8,636	28	2003	Oct. 2018	40 yrs.
Retail facility in Gelsenkirchen, Germany	13,558	2,178	17,097	—	96	2,188	17,183	19,371	76	2000	Oct. 2018	40 yrs.
Warehouse facilities in Mszczonow and Tomaszow Mazowiecki, Poland	31,742	8,782	53,575	—	312	8,826	53,843	62,669	259	1995; 2000	Oct. 2018	40 yrs.
Office facility in Plymouth, MN	21,134	2,871	26,353	—	—	2,871	26,353	29,224	117	1999	Oct. 2018	40 yrs.
Office facility in San Antonio, TX	12,454	3,094	16,624	—	—	3,094	16,624	19,718	75	2002	Oct. 2018	40 yrs.
Warehouse facility in Sered, Slovakia	16,979	3,428	28,005	—	157	3,445	28,145	31,590	126	2004	Oct. 2018	40 yrs.
Industrial facility in Tuchomerice, Czech Republic	17,324	7,864	27,006	—	174	7,903	27,141	35,044	120	1998	Oct. 2018	40 yrs.
Retail facilities in Joliet, IL; Fargo, ND; and Ashwaubenon, Brookfield, Greendale, and Wauwatosa, WI	41,336	21,387	21,943	—	—	21,387	21,943	43,330	174	Various	Oct. 2018	20 - 27 yrs.
Office facility in Warsaw, Poland	37,713	—	44,990	—	225	—	45,215	45,215	195	2015	Oct. 2018	40 yrs.
Warehouse facility in Kaunas, Lithuania	40,432	10,199	47,391	—	288	10,250	47,628	57,878	216	2008	Oct. 2018	40 yrs.
Net-lease student housing facility in Jacksonville, FL	11,658	906	17,020	—	—	906	17,020	17,926	74	2015	Oct. 2018	40 yrs.
Warehouse facilities in Houston, TX	—	791	1,990	—	—	791	1,990	2,781	9	1972	Oct. 2018	40 yrs.
Office facility in Oak Creek, WI	—	2,858	11,055	—	—	2,858	11,055	13,913	53	2000	Oct. 2018	40 yrs.
Warehouse facilities in Shelbyville, IN; Kalamazoo, MI; Tiffin, OH; Andersonville, TN; and Millwood, WV	—	2,868	37,571	—	—	2,868	37,571	40,439	182	Various	Oct. 2018	40 yrs.
Warehouse facility in Perrysburg, OH	—	806	11,922	—	—	806	11,922	12,728	59	1974	Oct. 2018	40 yrs.
Warehouse facility in Zabia Wola, Poland	17,871	4,742	23,270	—	139	4,765	23,386	28,151	106	1999	Oct. 2018	40 yrs.
Office facility in Buffalo Grove, IL	—	2,224	6,583	—	—	2,224	6,583	8,807	30	1992	Oct. 2018	40 yrs.
Warehouse facilities in McHenry, IL	—	5,794	21,141	—	—	5,794	21,141	26,935	43	1990; 1999	Dec. 2018	27 - 28 yrs.
Industrial facilities in Chicago, Forest View, Morton Grove, and Northbrook, IL	—	22,619	7,983	—	—	22,619	7,983	30,602	16	Various	Dec. 2018	35 yrs.
Warehouse facility in Kilgore, TX	—	3,002	36,334	6	—	3,002	36,340	39,342	43	2007	Dec. 2018	37 yrs.
Industrial facility in San Luis Potosi, Mexico	—	2,787	12,945	—	—	2,787	12,945	15,732	12	2009	Dec. 2018	39 yrs.

W. P. Carey 2018 10-K – 151

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2018
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facility in Legnica, Poland	—	995	9,787	—	34	998	9,818	10,816	11	2002	Dec. 2018	29 yrs.
Industrial facility in Meru, France	—	4,231	14,731	—	121	4,258	14,825	19,083	8	1997	Dec. 2018	29 yrs.
	$2,320,015	$1,903,758	$6,857,210	$412,163	$(455,519)	$1,772,099	$6,945,513	$8,717,612	$724,550

W. P. Carey 2018 10-K – 152

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2018
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period Total	Date of Construction	Date Acquired
Description	Encumbrances	Land	Buildings
Direct Financing Method
Retail facilities in Baton Rouge, Louisiana; and Kannapolis and Morgantown, North Carolina	$—	$—	$16,416	$—	$(15,732)	$684	1984; 1985; 1986	Jan. 1998
Industrial facilities in Irving and Houston, TX	—	—	27,599	—	(4,036)	23,563	1978	Jan. 1998
Retail facility in Freehold, NJ	7,737	—	17,067	—	(229)	16,838	2004	Sep. 2012
Office facilities in Corpus Christi, Odessa, San Marcos, and Waco, TX	2,934	2,089	14,211	—	(751)	15,549	1969; 1996; 2000	Sep. 2012
Retail facilities in Arnstadt, Borken, Bünde, Dorsten, Duisburg, Freiberg, Gütersloh, Leimbach-Kaiserro, Monheim, Oberhausen, Osnabrück, Rodewisch, Sankt Augustin, Schmalkalden, Stendal, and Wuppertal Germany	—	28,734	145,854	1,964	(19,844)	156,708	Various	Sep. 2012
Warehouse facility in Brierley Hill, United Kingdom	—	2,147	12,357	—	(1,993)	12,511	1996	Sep. 2012
Industrial and warehouse facility in Mesquite, TX	5,769	2,851	15,899	—	(2,048)	16,702	1972	Sep. 2012
Industrial facility in Rochester, MN	2,702	881	17,039	—	(2,054)	15,866	1997	Sep. 2012
Office facility in Irvine, CA	5,966	—	17,027	—	(1,669)	15,358	1981	Sep. 2012
Office facility in Scottsdale, AZ	18,556	—	43,570	—	(890)	42,680	1977	Jan. 2014
Retail facilities in El Paso and Fabens, TX	—	4,777	17,823	—	(41)	22,559	Various	Jan. 2014
Industrial facility in Dallas, TX	—	3,190	10,010	—	212	13,412	1968	Jan. 2014
Industrial facility in Eagan, MN	—	—	11,548	—	(281)	11,267	1975	Jan. 2014
Industrial facilities in Albemarle and Old Fort, NC and Holmesville, OH	—	6,542	20,668	5,317	(6,870)	25,657	1955; 1966; 1970	Jan. 2014
Movie theater in Midlothian, VA	—	—	16,546	—	80	16,626	2000	Jan. 2014
Industrial facilities located throughout France	—	—	27,270	—	(3,977)	23,293	Various	Jan. 2014
Retail facility in Gronau, Germany	—	281	4,401	—	(743)	3,939	1989	Jan. 2014
Industrial and office facility in Marktheidenfeld, Germany	—	1,629	22,396	—	(5,392)	18,633	2002	Jan. 2014
Industrial and warehouse facility in Newbridge, United Kingdom	9,739	6,851	22,868	—	(7,772)	21,947	1998	Jan. 2014
Education facility in Mooresville, NC	2,485	1,795	15,955	—	1	17,751	2002	Jan. 2014
Industrial facility in Mount Carmel, IL	—	135	3,265	—	(108)	3,292	1896	Jan. 2014
Retail facility in Vantaa, Finland	—	5,291	15,522	—	(3,306)	17,507	2004	Jan. 2014
Retail facility in Linköping, Sweden	—	1,484	9,402	—	(2,991)	7,895	2004	Jan. 2014
Industrial facility in Calgary, Canada	—	—	7,076	—	(1,268)	5,808	1965	Jan. 2014
Industrial facilities in Kearney, MO; Fair Bluff, NC; York, NE; Walbridge, OH; Middlesex Township, PA; Rocky Mount, VA; and Martinsburg, WV	7,879	5,780	40,860	—	(299)	46,341	Various	Jan. 2014
Movie theater in Pensacola, FL	—	—	13,034	—	(605)	12,429	2001	Jan. 2014
Industrial facility in Monheim, Germany	—	2,939	7,379	—	(1,920)	8,398	1992	Jan. 2014
Industrial facility in Göppingen, Germany	—	10,717	60,120	—	(13,369)	57,468	1930	Jan. 2014
Warehouse facility in Elk Grove Village, IL	2,953	—	7,863	—	2	7,865	1980	Jan. 2014
Industrial facility in Sankt Ingbert, Germany	—	2,786	26,902	—	(5,499)	24,189	1960	Jan. 2014
Industrial and office facility in Nagold, Germany	—	4,553	17,675	—	111	22,339	1994	Oct. 2018
Industrial facility in Glendale Heights, IL	16,362	4,237	45,173	—	52	49,462	1991	Oct. 2018

W. P. Carey 2018 10-K – 153

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2018
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period Total	Date of Construction	Date Acquired
Description	Encumbrances	Land	Buildings
Industrial facilities in Mayodan, Sanford, and Stoneville, NC	—	3,349	67,901	—	—	71,250	1992; 1997; 1998	Oct. 2018
Office facility in New York City, NY	98,689	—	267,280	—	(2,698)	264,582	2007	Oct. 2018
Industrial facilities in Colton, Fresno, Orange, Pomona, and San Diego, CA; Holly Hill, FL; Rockmart, GA; Ooltewah, TN; and Dallas, TX	10,286	2,068	31,256	—	(35)	33,289	Various	Oct. 2018
Warehouse facilities in Bristol, Leeds, Liverpool, Luton, Newport, Plymouth, and Southampton, United Kingdom	8,306	1,062	23,087	—	(231)	23,918	Various	Oct. 2018
Retail facilities in Dugo Selo and Samobor, Croatia	—	2,718	7,809	—	53	10,580	2002; 2003	Oct. 2018
Warehouse facility in Gieten, Netherlands	7,681	—	15,258	—	46	15,304	1985	Oct. 2018
Warehouse facility in Oxnard, CA	4,442	—	10,960	—	(38)	10,922	1975	Oct. 2018
Industrial facilities in Bartow, FL; Momence, IL; Smithfield, NC; Hudson, NY; and Ardmore, OK	20,458	4,454	87,030	—	173	91,657	Various	Oct. 2018
Industrial facility in Countryside, IL	1,507	563	1,457	—	3	2,023	1981	Oct. 2018
Industrial facility in Clarksville, TN	3,900	1,680	10,180	—	—	11,860	1998	Oct. 2018
Industrial facility in Bluffton, IN	1,764	503	3,407	—	(1)	3,909	1975	Oct. 2018
Industrial facilities in Sedalia, MO; Lumberton and Mount Airy, NC; and Wilkes-Barre, PA	—	782	5,618	—	12	6,412	Various	Oct. 2018
Warehouse facility in Houston, TX	—	—	5,977	—	(4)	5,973	1972	Oct. 2018
	$240,115	$116,868	$1,288,015	$7,281	$(105,949)	$1,306,215

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (d)	Date of Construction	Date Acquired
Land, Buildings and Improvements Attributable to Operating Properties – Hotels
Bloomington, MN	$—	$3,810	$29,126	$3,622	$5,875	$—	$3,874	$31,166	$7,393	$42,433	$8,588	2008	Jan. 2014	34 yrs.
Miami, FL	—	33,880	54,713	3,130	—	—	33,880	54,713	3,130	91,723	383	1940	Oct. 2018	40 yrs.
Land, Buildings and Improvements Attributable to Operating Properties – Self-Storage Facilities
Holiday, FL	2,305	1,730	4,195	—	18	—	1,730	4,213	—	5,943	23	1975	Oct. 2018	40 yrs.
Beaumont, CA	2,674	1,296	7,927	—	2	—	1,296	7,927	2	9,225	40	1992	Oct. 2018	40 yrs.
Cathedral City, CA	1,318	—	6,630	—	—	—	—	6,630	—	6,630	32	1990	Oct. 2018	40 yrs.
Hesperia, CA	847	908	3,748	—	—	—	908	3,748	—	4,656	19	1989	Oct. 2018	40 yrs.
Loves Park, IL	1,134	1,412	4,853	—	—	—	1,412	4,853	—	6,265	31	1997	Oct. 2018	40 yrs.
Cherry Valley, IL	1,657	1,339	4,160	—	—	—	1,339	4,160	—	5,499	26	1988	Oct. 2018	40 yrs.
National City, CA	2,399	1,740	7,878	—	—	—	1,740	7,878	—	9,618	34	1987	Oct. 2018	40 yrs.
San Bernardino, CA	1,025	340	3,135	—	—	—	340	3,135	—	3,475	15	1989	Oct. 2018	40 yrs.
Chicago, IL	3,011	1,518	9,194	—	—	—	1,518	9,194	—	10,712	39	1988	Oct. 2018	40 yrs.

W. P. Carey 2018 10-K – 154

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2018
(in thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (d)	Date of Construction	Date Acquired
Palm Springs, CA	2,004	1,410	6,079	—	—	—	1,410	6,079	—	7,489	30	1987	Oct. 2018	40 yrs.
Mundelein, IL	3,387	2,270	8,505	—	9	—	2,270	8,514	—	10,784	44	1991	Oct. 2018	40 yrs.
Mundelein, IL	698	1,116	2,609	—	7	—	1,116	2,609	7	3,732	15	1989	Oct. 2018	40 yrs.
Palm Springs, CA	5,944	1,698	7,473	—	8	—	1,698	7,481	—	9,179	37	1989	Oct. 2018	40 yrs.
Kailua-Kona, HI	3,815	1,700	4,655	—	10	—	1,700	4,654	11	6,365	22	1987	Oct. 2018	40 yrs.
Pearl City, HI	5,932	—	8,954	—	—	—	—	8,954	—	8,954	40	1977	Oct. 2018	40 yrs.
Chicago, IL	3,490	651	5,750	—	—	—	651	5,750	—	6,401	24	1916	Oct. 2018	40 yrs.
Chicago, IL	2,496	588	4,282	—	2	—	588	4,282	2	4,872	19	1968	Oct. 2018	40 yrs.
Rockford, IL	1,812	695	3,873	—	4	—	695	3,873	4	4,572	21	1979	Oct. 2018	40 yrs.
Rockford, IL	588	87	785	—	—	—	87	785	—	872	4	1979	Oct. 2018	40 yrs.
Rockford, IL	2,304	454	4,724	—	—	—	454	4,724	—	5,178	22	1957	Oct. 2018	40 yrs.
Kihei, HI	5,015	4,347	21,763	—	2	—	4,347	21,763	2	26,112	100	1991	Oct. 2018	40 yrs.
Fort Worth, TX	3,546	691	6,295	—	—	—	691	6,295	—	6,986	31	2004	Oct. 2018	40 yrs.
New York City, NY	12,796	5,975	9,330	—	—	—	5,975	9,330	—	15,305	39	1963	Oct. 2018	40 yrs.
New York City, NY	22,067	5,856	22,955	—	—	—	5,856	22,955	—	28,811	96	2005	Oct. 2018	40 yrs.
New York City, NY	23,546	7,946	25,271	—	—	—	7,946	25,271	—	33,217	106	2007	Oct. 2018	40 yrs.
New York City, NY	16,024	8,219	11,895	—	8	—	8,219	11,900	3	20,122	50	1948	Oct. 2018	40 yrs.
New York City, NY	5,549	1,227	7,565	—	—	—	1,227	7,565	—	8,792	32	1928	Oct. 2018	40 yrs.
Fayetteville, NC	3,197	1,839	4,653	—	2	—	1,839	4,653	2	6,494	29	2001	Oct. 2018	40 yrs.
Peoria, IL	3,019	444	4,944	—	—	—	444	4,944	—	5,388	30	1990	Oct. 2018	40 yrs.
East Peoria, IL	2,289	268	3,290	—	7	—	268	3,297	—	3,565	19	1986	Oct. 2018	40 yrs.
Loves Park, IL	1,717	721	2,973	—	—	—	721	2,973	—	3,694	17	1978	Oct. 2018	40 yrs.
Winder, GA	959	338	1,310	—	—	—	338	1,310	—	1,648	8	2006	Oct. 2018	40 yrs.
Winder, GA	3,301	821	3,180	—	—	—	821	3,180	—	4,001	19	2001	Oct. 2018	40 yrs.
Clearwater, FL	3,717	1,247	5,731	—	2	—	1,247	5,731	2	6,980	28	2001	Oct. 2018	40 yrs.
Orlando, FL	5,661	1,070	8,684	—	2	—	1,070	8,686	—	9,756	39	2000	Oct. 2018	40 yrs.
Hilo, HI	7,781	769	12,865	—	4	—	769	12,865	4	13,638	55	2007	Oct. 2018	40 yrs.
Palm Coast, FL	3,504	1,994	4,970	—	—	—	1,994	4,970	—	6,964	28	2001	Oct. 2018	40 yrs.
	$172,528	$102,414	$350,922	$6,752	$5,962	$—	$102,478	$353,010	$10,562	$466,050	$10,234
__________

W. P. Carey 2018 10-K – 155

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

(c)
Excludes (i) gross lease intangible assets of $2.9 billion and the related accumulated amortization of $829.4 million, (ii) gross lease intangible liabilities of $286.3 million and the related accumulated amortization of $61.2 million, and (iii) real estate under construction of $67.7 million.

(d)	A reconciliation of real estate and accumulated depreciation follows:

W. P. Carey 2018 10-K – 156

W. P. CAREY INC.
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Land, Buildings and Improvements Subject to Operating Leases
	Years Ended December 31,
	2018	2017	2016
Beginning balance	$5,334,446	$5,182,267	$5,308,211
Acquisitions through CPA:17 Merger	2,907,982	—	—
Acquisitions	734,963	23,462	404,161
Dispositions	(296,543)	(131,549)	(446,144)
Foreign currency translation adjustment	(88,715)	192,580	(94,738)
Reclassification from real estate under construction	86,784	51,198	28,989
Improvements	25,727	17,778	16,169
Reclassification from direct financing lease	15,998	1,611	9,740
Impairment charges	(3,030)	(2,901)	(41,660)
Write-off of fully depreciated assets	—	—	(2,461)
Ending balance	$8,717,612	$5,334,446	$5,182,267

	Reconciliation of Accumulated Depreciation for Land, Buildings and Improvements Subject to Operating Leases
	Years Ended December 31,
	2018	2017	2016
Beginning balance	$613,543	$472,294	$372,735
Depreciation expense	162,119	144,183	142,432
Dispositions	(41,338)	(17,770)	(35,172)
Foreign currency translation adjustment	(9,774)	14,836	(5,240)
Write-off of fully depreciated assets	—	—	(2,461)
Ending balance	$724,550	$613,543	$472,294

	Reconciliation of Land, Buildings and Improvements Attributable to Operating Properties
	Years Ended December 31,
	2018	2017	2016
Beginning balance	$83,047	$81,711	$82,749
Acquisitions through CPA:17 Merger	423,530	—	—
Dispositions	(43,607)	—	(3,188)
Improvements	3,080	1,336	1,542
Reclassification from real estate under construction	—	—	608
Ending balance	$466,050	$83,047	$81,711

	Reconciliation of Accumulated Depreciation for Land, Buildings and Improvements Attributable to Operating Properties
	Years Ended December 31,
	2018	2017	2016
Beginning balance	$16,419	$12,143	$8,794
Dispositions	(10,425)	—	(886)
Depreciation expense	4,240	4,276	4,235
Ending balance	$10,234	$16,419	$12,143

At December 31, 2018, the aggregate cost of real estate that we and our consolidated subsidiaries own for federal income tax purposes was approximately $11.7 billion.

W. P. Carey 2018 10-K – 157

W. P. CAREY INC.
SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
December 31, 2018
(dollars in thousands)

	Interest Rate	Final Maturity Date	Fair Value	Carrying Amount
Description
Financing agreement — observation wheel	6.5%	Mar. 2019	$24,350	$24,350
Financing agreement — project developer	6.5%	Mar. 2019	5,000	5,000
Financing agreement — project developer	6.5%	Mar. 2019	5,000	5,000
Financing agreement — mezzanine loan	9.0%	Apr. 2019	23,387	23,387
			$57,737	$57,737

	Reconciliation of Mortgage Loans on Real Estate
	Years Ended December 31,
	2018	2017	2016
Beginning balance	$—	$—	$—
Acquisitions through CPA:17 Merger	57,737	—	—
Ending balance	$57,737	$—	$—

W. P. Carey 2018 10-K – 158

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2018 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting at December 31, 2018. In making this assessment, we used criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, at December 31, 2018, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and in connection therewith, PricewaterhouseCoopers LLP has issued an attestation report on the Company’s effectiveness of internal controls over financial reporting as of December 31, 2018, as stated in their report in Item 8.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

W. P. Carey 2018 10-K – 159

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

W. P. Carey 2018 10-K – 160

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) and (2) — Financial statements and schedules: see index to financial statements and schedules included in Item 8.

(3) Exhibits:

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed June 16, 2017
3.2	Fifth Amended and Restated Bylaws of W. P. Carey Inc.	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed June 16, 2017
4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
4.2	Indenture, dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 14, 2014
4.3	First Supplemental Indenture, dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 14, 2014
4.4	Form of Global Note Representing $500,000,000 Aggregate Principal Amount of 4.60% Senior Notes due 2024	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 14, 2014
4.5	Second Supplemental Indenture, dated as of January 21, 2015, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 21, 2015
4.6	Form of Note representing €500 Million Aggregate Principal Amount of 2.000% Senior Notes due 2023	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 21, 2015
4.7	Third Supplemental Indenture, dated January 26, 2015, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 26, 2015
4.8	Form of Note representing $450 Million Aggregate Principal Amount of 4.000% Senior Notes due 2025	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 26, 2015
4.9	Fourth Supplemental Indenture, dated as of September 12, 2016, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 12, 2016
4.10	Form of Note representing $350 Million Aggregate Principal Amount of 4.250% Senior Notes due 2026	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed September 12, 2016

W. P. Carey 2018 10-K – 161

Exhibit No.	Description	Method of Filing
4.11	Indenture, dated as of November 8, 2016, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 of Automatic shelf registration statement on Form S-3ASR (File No. 333-214510) filed November 8, 2016
4.12	First Supplemental Indenture, dated as of January 19, 2017, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 19, 2017
4.13	Form of Note representing €500 Million Aggregate Principal Amount of 2.250% Senior Notes due 2024	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed January 19, 2017
4.14	Second Supplemental Indenture dated as of March 6, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 6, 2018
4.15	Form of Note representing €500 Million Aggregate Principal Amount of 2.125% Senior Notes due 2027	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 6, 2018
4.16	Third Supplemental Indenture dated as of October 9, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed October 9, 2018
4.17	Form of Note representing €500 Million Aggregate Principal Amount of 2.250% Senior Notes due 2026	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 9, 2018
10.1	W. P. Carey Inc. 1997 Share Incentive Plan, as amended *	Incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.2	W. P. Carey Inc. (formerly W. P. Carey & Co. LLC) Long-Term Incentive Program as amended and restated effective as of September 28, 2012 *	Incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.3	W. P. Carey Inc. Amended and Restated Deferred Compensation Plan for Employees *	Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.4	Amended and Restated W. P. Carey Inc. 2009 Share Incentive Plan *	Incorporated by reference to Appendix A of Schedule 14A filed April 30, 2013
10.5	2017 Annual Incentive Compensation Plan	Incorporated by reference to Exhibit A of Schedule 14A filed April 11, 2017
10.6	2017 Share Incentive Plan	Incorporated by reference to Exhibit B of Schedule 14A filed April 11, 2017
10.7	Form of Share Option Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.9 to Registration Statement on Form S-8 filed June 27, 2017
10.8	Form of Restricted Share Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-8 filed June 27, 2017

W. P. Carey 2018 10-K – 162

Exhibit No.	Description	Method of Filing
10.9	Form of Restricted Share Unit Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.8 to Registration Statement on Form S-8 filed June 27, 2017
10.10	Form of Long-Term Performance Share Unit Award Agreement pursuant to the W. P. Carey Inc. 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-8 filed June 27, 2017
10.11	Form of Non-Employee Director Restricted Share Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8, filed June 27, 2017
10.12	W. P. Carey Inc. 2009 Non-Employee Directors’ Incentive Plan (the “2009 Directors Plan”) *	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013
10.13	Separation Agreement, dated February 10, 2016, by and between W. P. Carey Inc. and Trevor P. Bond *	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 10, 2016
10.14	Separation Agreement, dated February 10, 2016, by and between W. P. Carey Inc. and Catherine Rice *	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed May 5, 2016
10.15	Transition Agreement, dated as of December 7, 2016, by and between W. P. Carey Inc. and Thomas E. Zacharias *	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 9, 2016
10.16	Amendment to Certain Equity Award Agreements between W. P. Carey Inc. and Mark J. DeCesaris	Incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K for the year ended December 31, 2017 filed February 23, 2018
10.17	Amended and Restated Advisory Agreement, dated as of January 1, 2015 by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.18
First Amendment to Amended and Restated Advisory Agreement, dated as of January 30, 2018, among Corporate Property Associates 18 – Global Incorporated, CPA: 18 Limited Partnership and Carey Asset Management Corp.
Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2017 filed February 23, 2018
10.19	Amended and Restated Asset Management Agreement dated as of May 13, 2015, by and among, Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.3 to Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 15, 2015
10.20	Amended and Restated Advisory Agreement, dated as of January 1, 2016, by and among Carey Watermark Investors Incorporated, CWI OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed February 26, 2016
10.21	First Amendment to Amended and Restated Advisory Agreement, dated as of June 13, 2017, among Carey Watermark Investors Incorporated, CWI OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 2017 filed February 23, 2018
10.22	Advisory Agreement, dated as of February 9, 2015, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015

W. P. Carey 2018 10-K – 163

Exhibit No.	Description	Method of Filing
10.23	First Amendment to Advisory Agreement, dated as of June 30, 2015, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 7, 2015
10.24	Second Amendment to Advisory Agreement, dated as of June 13, 2017, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K for the year ended December 31, 2017 filed February 23, 2018
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
10.26
First Amendment to Third Amended and Restated Credit Agreement, dated as of September 30, 2018, by and among W. P. Carey Inc., each Designated Borrower, certain Subsidiaries of W. P. Carey Inc. identified therein, from time to time as Guarantors, the Lenders, Swing Line Lenders and L/C Issuers and Bank of America, N.A., as Administrative Agent
Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed November 2, 2018
10.27
Agency Agreement dated as of January 19, 2017, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2017
10.28
Agency Agreement dated as of March 6, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 6, 2018
10.29
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

W. P. Carey 2018 10-K – 164

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

W. P. Carey 2018 10-K – 165

Item 16. Form 10-K Summary.

None.

W. P. Carey 2018 10-K – 166

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.

Date:	February 22, 2019	By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason E. Fox	Director and Chief Executive Officer	February 22, 2019
Jason E. Fox	(Principal Executive Officer)

/s/ ToniAnn Sanzone	Chief Financial Officer	February 22, 2019
ToniAnn Sanzone	(Principal Financial Officer)

/s/ Arjun Mahalingam	Chief Accounting Officer	February 22, 2019
Arjun Mahalingam	(Principal Accounting Officer)

/s/ Benjamin H. Griswold, IV	Chairman of the Board and Director	February 22, 2019
Benjamin H. Griswold, IV

/s/ Mark A. Alexander	Director	February 22, 2019
Mark A. Alexander

/s/ Peter J. Farrell	Director	February 22, 2019
Peter J. Farrell

/s/ Robert J. Flanagan	Director	February 22, 2019
Robert J. Flanagan

/s/ Axel K. A. Hansing	Director	February 22, 2019
Axel K. A. Hansing

/s/ Jean Hoysradt	Director	February 22, 2019
Jean Hoysradt

/s/ Margaret G. Lewis	Director	February 22, 2019
Margaret G. Lewis

/s/ Christopher J. Niehaus	Director	February 22, 2019
Christopher J. Niehaus

/s/ Nicolaas J. M. van Ommen	Director	February 22, 2019
Nicolaas J. M. van Ommen

W. P. Carey 2018 10-K – 167

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed June 16, 2017
3.2	Fifth Amended and Restated Bylaws of W. P. Carey Inc.	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed June 16, 2017
4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
4.2	Indenture, dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 14, 2014
4.3	First Supplemental Indenture, dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 14, 2014
4.4	Form of Global Note Representing $500,000,000 Aggregate Principal Amount of 4.60% Senior Notes due 2024	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 14, 2014
4.5	Second Supplemental Indenture, dated as of January 21, 2015, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 21, 2015
4.6	Form of Note representing €500 Million Aggregate Principal Amount of 2.000% Senior Notes due 2023	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 21, 2015
4.7	Third Supplemental Indenture, dated January 26, 2015, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 26, 2015
4.8	Form of Note representing $450 Million Aggregate Principal Amount of 4.000% Senior Notes due 2025	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 26, 2015
4.9	Fourth Supplemental Indenture, dated as of September 12, 2016, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 12, 2016
4.10	Form of Note representing $350 Million Aggregate Principal Amount of 4.250% Senior Notes due 2026	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed September 12, 2016

Exhibit No.	Description	Method of Filing
4.11	Indenture, dated as of November 8, 2016, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 of Automatic shelf registration statement on Form S-3ASR (File No. 333-214510) filed November 8, 2016
4.12	First Supplemental Indenture, dated as of January 19, 2017, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 19, 2017
4.13	Form of Note representing €500 Million Aggregate Principal Amount of 2.250% Senior Notes due 2024	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed January 19, 2017
4.14	Second Supplemental Indenture dated as of March 6, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 6, 2018
4.15	Form of Note representing €500 Million Aggregate Principal Amount of 2.125% Senior Notes due 2027	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 6, 2018
4.16	Third Supplemental Indenture dated as of October 9, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed October 9, 2018
4.17	Form of Note representing €500 Million Aggregate Principal Amount of 2.250% Senior Notes due 2026	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 9, 2018
10.1	W. P. Carey Inc. 1997 Share Incentive Plan, as amended *	Incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.2	W. P. Carey Inc. (formerly W. P. Carey & Co. LLC) Long-Term Incentive Program as amended and restated effective as of September 28, 2012 *	Incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.3	W. P. Carey Inc. Amended and Restated Deferred Compensation Plan for Employees *	Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.4	Amended and Restated W. P. Carey Inc. 2009 Share Incentive Plan *	Incorporated by reference to Appendix A of Schedule 14A filed April 30, 2013
10.5	2017 Annual Incentive Compensation Plan	Incorporated by reference to Exhibit A of Schedule 14A filed April 11, 2017
10.6	2017 Share Incentive Plan	Incorporated by reference to Exhibit B of Schedule 14A filed April 11, 2017
10.7	Form of Share Option Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.9 to Registration Statement on Form S-8 filed June 27, 2017
10.8	Form of Restricted Share Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-8 filed June 27, 2017

Exhibit No.	Description	Method of Filing
10.9	Form of Restricted Share Unit Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.8 to Registration Statement on Form S-8 filed June 27, 2017
10.10	Form of Long-Term Performance Share Unit Award Agreement pursuant to the W. P. Carey Inc. 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-8 filed June 27, 2017
10.11	Form of Non-Employee Director Restricted Share Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8, filed June 27, 2017
10.12	W. P. Carey Inc. 2009 Non-Employee Directors’ Incentive Plan (the “2009 Directors Plan”) *	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013
10.13	Separation Agreement, dated February 10, 2016, by and between W. P. Carey Inc. and Trevor P. Bond *	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 10, 2016
10.14	Separation Agreement, dated February 10, 2016, by and between W. P. Carey Inc. and Catherine Rice *	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed May 5, 2016
10.15	Transition Agreement, dated as of December 7, 2016, by and between W. P. Carey Inc. and Thomas E. Zacharias *	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 9, 2016
10.16	Amendment to Certain Equity Award Agreements between W. P. Carey Inc. and Mark J. DeCesaris	Incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K for the year ended December 31, 2017 filed February 23, 2018
10.17	Amended and Restated Advisory Agreement, dated as of January 1, 2015 by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.18
First Amendment to Amended and Restated Advisory Agreement, dated as of January 30, 2018, among Corporate Property Associates 18 – Global Incorporated, CPA: 18 Limited Partnership and Carey Asset Management Corp.
Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2017 filed February 23, 2018
10.19	Amended and Restated Asset Management Agreement dated as of May 13, 2015, by and among, Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.3 to Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 15, 2015
10.20	Amended and Restated Advisory Agreement, dated as of January 1, 2016, by and among Carey Watermark Investors Incorporated, CWI OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed February 26, 2016
10.21	First Amendment to Amended and Restated Advisory Agreement, dated as of June 13, 2017, among Carey Watermark Investors Incorporated, CWI OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 2017 filed February 23, 2018
10.22	Advisory Agreement, dated as of February 9, 2015, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.23	First Amendment to Advisory Agreement, dated as of June 30, 2015, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 7, 2015

Exhibit No.	Description	Method of Filing
10.24	Second Amendment to Advisory Agreement, dated as of June 13, 2017, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K for the year ended December 31, 2017 filed February 23, 2018
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
10.26
First Amendment to Third Amended and Restated Credit Agreement, dated as of September 30, 2018, by and among W. P. Carey Inc., each Designated Borrower, certain Subsidiaries of W. P. Carey Inc. identified therein, from time to time as Guarantors, the Lenders, Swing Line Lenders and L/C Issuers and Bank of America, N.A., as Administrative Agent
Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed November 2, 2018
10.27
Agency Agreement dated as of January 19, 2017, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2017
10.28
Agency Agreement dated as of March 6, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 6, 2018
10.29
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