Form 10-Q
period 2019-03-31
W. P. Carey Inc.
filed 2019-05-03
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
or

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

Registrant has 170,396,695 shares of common stock, $0.001 par value, outstanding at April 26, 2019. The registrant’s shares of common stock are listed on the New York Stock Exchange under the ticker symbol “WPC.”

INDEX

W. P. Carey 3/31/2019 10-Q – 1

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: our corporate strategy and estimated or future economic performance and results, underlying assumptions about our portfolio (e.g., occupancy rate, lease terms, and tenant credit quality, including our expectations about tenant bankruptcies and interest coverage), possible new acquisitions and dispositions, and our international exposure and acquisition volume; our capital structure, future capital expenditure levels (including any plans to fund our future liquidity needs), and future leverage and debt service obligations; prospective statements regarding our capital markets program, including our credit ratings and “at-the market” program (“ATM Program”); the outlook for the investment programs that we manage, including possible liquidity events for those programs; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust (“REIT”); the impact of recently issued accounting pronouncements and regulatory activity; and the general economic outlook. These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition, liquidity, results of operations, Adjusted funds from operations (“AFFO”), and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018, dated February 25, 2019 (the “2018 Annual Report”). Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, potential investors are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

W. P. Carey 3/31/2019 10-Q – 2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
Assets
Investments in real estate:
Land, buildings and improvements	$9,396,426	$9,251,396
Net investments in direct financing leases	1,279,122	1,306,215
In-place lease intangible assets and other	2,101,473	2,009,628
Above-market rent intangible assets	922,427	925,797
Investments in real estate	13,699,448	13,493,036
Accumulated depreciation and amortization	(1,681,942)	(1,564,182)
Net investments in real estate	12,017,506	11,928,854
Equity investments in the Managed Programs and real estate	320,066	329,248
Cash and cash equivalents	243,325	217,644
Due from affiliates	71,477	74,842
Other assets, net	584,855	711,507
Goodwill	918,673	920,944
Total assets	$14,155,902	$14,183,039
Liabilities and Equity
Debt:
Senior unsecured notes, net	$3,513,268	$3,554,470
Unsecured revolving credit facility	106,899	91,563
Non-recourse mortgages, net	2,503,321	2,732,658
Debt, net	6,123,488	6,378,691
Accounts payable, accrued expenses and other liabilities	452,920	403,896
Below-market rent and other intangible liabilities, net	217,506	225,128
Deferred income taxes	167,294	173,115
Dividends payable	176,965	172,154
Total liabilities	7,138,173	7,352,984
Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 169,636,526 and 165,279,642 shares, respectively, issued and outstanding	170	165
Additional paid-in capital	8,483,301	8,187,335
Distributions in excess of accumulated earnings	(1,256,754)	(1,143,992)
Deferred compensation obligation	37,263	35,766
Accumulated other comprehensive loss	(252,683)	(254,996)
Total stockholders’ equity	7,011,297	6,824,278
Noncontrolling interests	6,432	5,777
Total equity	7,017,729	6,830,055
Total liabilities and equity	$14,155,902	$14,183,039

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2019 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues
Real Estate:
Lease revenues	$262,939	$169,432
Operating property revenues	15,996	7,218
Lease termination income and other	3,270	942
	282,205	177,592
Investment Management:
Asset management revenue	9,732	16,985
Reimbursable costs from affiliates	3,868	5,304
Structuring and other advisory revenue	2,518	1,929
	16,118	24,218
	298,323	201,810
Operating Expenses
Depreciation and amortization	112,379	65,957
General and administrative	21,285	18,583
Reimbursable tenant costs	13,171	6,219
Operating property expenses	10,594	5,670
Property expenses, excluding reimbursable tenant costs	9,912	4,229
Stock-based compensation expense	4,165	8,219
Reimbursable costs from affiliates	3,868	5,304
Subadvisor fees	2,202	2,032
Merger and other expenses	146	(37)
Impairment charges	—	4,790
	177,722	120,966
Other Income and Expenses
Interest expense	(61,313)	(38,074)
Equity in earnings of equity method investments in the Managed Programs and real estate	5,491	15,325
Other gains and (losses)	955	(2,763)
Gain on sale of real estate, net	933	6,732
	(53,934)	(18,780)
Income before income taxes	66,667	62,064
Benefit from income taxes	2,129	6,002
Net Income	68,796	68,066
Net income attributable to noncontrolling interests	(302)	(2,792)
Net Income Attributable to W. P. Carey	$68,494	$65,274

Basic Earnings Per Share	$0.41	$0.60
Diluted Earnings Per Share	$0.41	$0.60
Weighted-Average Shares Outstanding
Basic	167,234,121	108,057,940
Diluted	167,434,740	108,211,936

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2019 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Net Income	$68,796	$68,066
Other Comprehensive Income
Unrealized gain (loss) on derivative instruments	1,949	(8,392)
Change in unrealized gain on investments	537	428
Foreign currency translation adjustments	(173)	18,516
	2,313	10,552
Comprehensive Income	71,109	78,618

Amounts Attributable to Noncontrolling Interests
Net income	(302)	(2,792)
Foreign currency translation adjustments	—	(3,782)
Unrealized loss on derivative instruments	—	3
Comprehensive income attributable to noncontrolling interests	(302)	(6,571)
Comprehensive Income Attributable to W. P. Carey	$70,807	$72,047

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2019 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Three Months Ended March 31, 2019 and 2018
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2019	165,279,642	$165	$8,187,335	$(1,143,992)	$35,766	$(254,996)	$6,824,278	$5,777	$6,830,055
Shares issued under ATM Program, net	4,053,623	4	303,827				303,831		303,831
Shares issued upon delivery of vested restricted share awards	303,261	1	(15,566)				(15,565)		(15,565)
Deferral of vested shares, net			(1,445)		1,445		—		—
Amortization of stock-based compensation expense			4,165				4,165		4,165
Contributions from noncontrolling interests							—	849	849
Distributions to noncontrolling interests							—	(496)	(496)
Dividends declared ($1.032 per share)			4,985	(181,256)	52		(176,219)		(176,219)
Net income				68,494			68,494	302	68,796
Other comprehensive income:
Unrealized gain on derivative instruments						1,949	1,949		1,949
Change in unrealized gain on investments						537	537		537
Foreign currency translation adjustments						(173)	(173)		(173)
Balance at March 31, 2019	169,636,526	$170	$8,483,301	$(1,256,754)	$37,263	$(252,683)	$7,011,297	$6,432	$7,017,729

W. P. Carey 3/31/2019 10-Q – 6

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
Three Months Ended March 31, 2019 and 2018
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2018	106,922,616	$107	$4,433,573	$(1,052,064)	$46,656	$(236,011)	$3,192,261	$219,124	$3,411,385
Shares issued upon delivery of vested restricted share awards	271,824	—	(13,543)				(13,543)		(13,543)
Delivery of deferred vested shares, net			10,509		(10,509)		—		—
Amortization of stock-based compensation expense			8,219				8,219		8,219
Distributions to noncontrolling interests							—	(5,224)	(5,224)
Dividends declared ($1.015 per share)			675	(110,625)			(109,950)		(109,950)
Net income				65,274			65,274	2,792	68,066
Other comprehensive income:
Foreign currency translation adjustments						14,734	14,734	3,782	18,516
Unrealized loss on derivative instruments						(8,389)	(8,389)	(3)	(8,392)
Change in unrealized gain on investments						428	428		428
Balance at March 31, 2018	107,194,440	$107	$4,439,433	$(1,097,415)	$36,147	$(229,238)	$3,149,034	$220,471	$3,369,505

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2019 10-Q – 7

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows — Operating Activities
Net income	$68,796	$68,066
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	115,400	65,837
Amortization of rent-related intangibles and deferred rental revenue	15,925	11,455
Straight-line rent adjustments	(11,192)	(3,722)
Investment Management revenue received in shares of Managed REITs and other	(7,681)	(16,505)
Realized and unrealized losses on foreign currency transactions, derivatives, and other	7,504	4,267
Distributions of earnings from equity method investments	7,080	15,289
Equity in earnings of equity method investments in the Managed Programs and real estate	(5,491)	(15,325)
Stock-based compensation expense	4,165	8,219
Deferred income tax benefit	(1,829)	(12,155)
Gain on sale of real estate, net	(933)	(6,732)
Impairment charges	—	4,790
Changes in assets and liabilities:
Net changes in other operating assets and liabilities	(50,939)	(23,893)
Deferred structuring revenue received	2,581	4,080
Increase in deferred structuring revenue receivable	(540)	(725)
Net Cash Provided by Operating Activities	142,846	102,946
Cash Flows — Investing Activities
Purchases of real estate	(164,929)	(85,197)
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(27,076)	(20,548)
Return of capital from equity method investments	18,750	3,244
Other investing activities, net	16,835	380
Proceeds from sales of real estate	4,851	35,691
Capital contributions to equity method investments	(2,594)	(715)
Proceeds from repayment of short-term loans to affiliates	—	37,000
Funding of short-term loans to affiliates	—	(10,000)
Net Cash Used in Investing Activities	(154,163)	(40,145)
Cash Flows — Financing Activities
Proceeds from shares issued under ATM Program, net of selling costs	303,831	—
Prepayments of mortgage principal	(199,579)	(164,908)
Dividends paid	(171,408)	(109,407)
Proceeds from Senior Unsecured Credit Facility	145,225	292,964
Repayments of Senior Unsecured Credit Facility	(128,452)	(650,722)
Scheduled payments of mortgage principal	(40,360)	(22,472)
Payments for withholding taxes upon delivery of equity-based awards	(15,565)	(13,883)
Other financing activities, net	1,238	(137)
Contributions from noncontrolling interests	849	—
Distributions paid to noncontrolling interests	(496)	(5,224)
Proceeds from issuance of Senior Unsecured Notes	—	616,355
Payment of financing costs	—	(3,590)
Proceeds from mortgage financing	—	857
Net Cash Used in Financing Activities	(104,717)	(60,167)
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,350)	3,073
Net (decrease) increase in cash and cash equivalents and restricted cash	(118,384)	5,707
Cash and cash equivalents and restricted cash, beginning of period	424,063	209,676
Cash and cash equivalents and restricted cash, end of period	$305,679	$215,383

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2019 10-Q – 8

W. P. CAREY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business and Organization

W. P. Carey Inc. (“W. P. Carey”) is a REIT that, together with our consolidated subsidiaries, invests primarily in operationally-critical, single-tenant commercial real estate properties located in the United States and Northern and Western Europe on a long-term basis. We earn revenue principally by leasing the properties we own to companies on a triple-net lease basis, which generally requires each tenant to pay the costs associated with operating and maintaining the property.

Founded in 1973, our shares of common stock are listed on the New York Stock Exchange under the symbol “WPC.”

We elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code effective as of February 15, 2012. As a REIT, we are not subject to federal income taxes on income and gains that we distribute to our stockholders as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We also own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. Through our taxable REIT subsidiaries (“TRSs”), we also earn revenue as the advisor to certain publicly owned, non-traded investment programs. We hold all of our real estate assets attributable to our Real Estate segment under the REIT structure, while the activities conducted by our Investment Management segment subsidiaries have been organized under TRSs.

On October 31, 2018, one of the non-traded REITs that we advised, Corporate Property Associates 17 – Global Incorporated (“CPA:17 – Global”), merged with and into one of our wholly owned subsidiaries (the “CPA:17 Merger”) (Note 3). At March 31, 2019, we were the advisor to the following entities:

•
Corporate Property Associates 18 – Global Incorporated (“CPA:18 – Global”), a publicly owned, non-traded REIT that primarily invests in commercial real estate properties; we refer to CPA:17 – Global (until the closing of the CPA:17 Merger on October 31, 2018) and CPA:18 – Global together as the “CPA REITs;”

•
Carey Watermark Investors Incorporated (“CWI 1”) and Carey Watermark Investors 2 Incorporated (“CWI 2”), two publicly owned, non-traded REITs that invest in lodging and lodging-related properties; we refer to CWI 1 and CWI 2 together as the “CWI REITs” and, together with the CPA REITs, as the “Managed REITs” (Note 3); and

•
Carey European Student Housing Fund I, L.P. (“CESH”), a limited partnership formed for the purpose of developing, owning, and operating student housing properties and similar investments in Europe (Note 3); we refer to the Managed REITs (including CPA:17 – Global prior to the CPA:17 Merger) and CESH collectively as the “Managed Programs.”

We no longer raise capital for new or existing funds, but currently expect to continue managing our existing Managed Programs through the end of their respective life cycles (Note 3).

Reportable Segments

Real Estate — Lease revenues and equity income (Note 7) from our real estate investments generate the vast majority of our earnings. We invest primarily in commercial properties located in the United States and Northern and Western Europe, which are leased to companies on a triple-net lease basis. At March 31, 2019, our owned portfolio was comprised of our full or partial ownership interests in 1,168 properties, totaling approximately 133.5 million square feet, substantially all of which were net leased to 310 tenants, with a weighted-average lease term of 10.2 years and an occupancy rate of 98.2%. In addition, at March 31, 2019, our portfolio was comprised of full or majority ownership interests in 48 operating properties, including 46 self-storage properties and two hotels, totaling approximately 3.4 million square feet.

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

W. P. Carey 3/31/2019 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2019, CPA:18 – Global owned all or a portion of 56 net-leased properties (including certain properties in which we also have an ownership interest), totaling approximately 10.0 million square feet, substantially all of which were leased to 90 tenants, with an occupancy rate of approximately 97.8%. CPA:18 – Global and the other Managed Programs also had interests in 129 operating properties, totaling approximately 15.5 million square feet in the aggregate.

Note 2. Basis of Presentation

Basis of Presentation

Our interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations, and cash flows in accordance with generally accepted accounting principles in the United States (“GAAP”).

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations, and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2018, which are included in the 2018 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

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

During the three months ended March 31, 2019, we received a full repayment of our preferred equity interest in an unconsolidated VIE entity. As a result, this preferred equity interest is now retired and is no longer considered a VIE (Note 7).

W. P. Carey 3/31/2019 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2019 and December 31, 2018, we considered 31 and 32 entities to be VIEs, respectively, of which we consolidated 24 as of both period ends, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in our consolidated balance sheets (in thousands):

	March 31, 2019	December 31, 2018
Land, buildings and improvements	$798,667	$781,347
Net investments in direct financing leases	300,896	305,493
In-place lease intangible assets and other	99,620	84,870
Above-market rent intangible assets	43,763	45,754
Accumulated depreciation and amortization	(171,527)	(164,942)
Total assets	1,137,418	1,112,984

Non-recourse mortgages, net	$149,701	$157,955
Total liabilities	215,443	227,461

At March 31, 2019 and December 31, 2018, our seven and eight unconsolidated VIEs, respectively, included our interests in five and six unconsolidated real estate investments, respectively, which we account for under the equity method of accounting, and two unconsolidated entities, which we accounted for at fair value. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities. As of March 31, 2019 and December 31, 2018, the net carrying amount of our investments in these entities was $281.1 million and $301.6 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the jointly owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments, nor do we have any legal obligation to fund operating deficits. At March 31, 2019, none of our equity investments had carrying values below zero.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

We currently present Operating property expenses on its own line item in the consolidated statements of income, which was previously included within Property expenses, excluding reimbursable tenant costs. In addition, in accordance with the SEC’s adoption of certain rule and form amendments on August 17, 2018, we moved Gain on sale of real estate, net in the consolidated statements of income to be included within Other Income and Expenses. Also, structuring revenue and other advisory revenue are now included within Structuring and other advisory revenue in the consolidated statements of income.

In connection with our adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), as described below in Recent Accounting Pronouncements, reimbursable tenant costs (within Real Estate revenues) are now included within Lease revenues in the consolidated statements of income. In addition, we currently present Reimbursable tenant costs and Reimbursable costs from affiliates (both within operating expenses) on their own line items in the consolidated statements of income. Previously, these line items were included within Reimbursable tenant and affiliate costs.

Revenue Recognition

Revenue from contracts under Accounting Standards Codification (“ASC”) 606 is recognized when, or as, control of promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, we consider all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices.

W. P. Carey 3/31/2019 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

Revenue from contracts for our Real Estate segment primarily represented operating property revenues of $6.3 million and $7.2 million for the three months ended March 31, 2019 and 2018, respectively. Such operating property revenues are primarily comprised of revenues from room rentals and from food and beverage services at our hotel operating properties during those periods. We identified a single performance obligation for each distinct service. Performance obligations are typically satisfied at a point in time, at the time of sale, or at the rendering of the service. Fees are generally determined to be fixed. Payment is typically due immediately following the delivery of the service. Revenue from contracts under ASC 606 from our Investment Management segment is discussed in Note 3.

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$243,325	$217,644
Restricted cash (a)	62,354	206,419
Total cash and cash equivalents and restricted cash	$305,679	$424,063
__________

(a)
Restricted cash is included within Other assets, net in our consolidated balance sheets. The amount as of December 31, 2018 includes $145.7 million of proceeds from the sale of a portfolio of Australian properties in December 2018. These funds were transferred from a restricted cash account to us in January 2019.

Recent Accounting Pronouncements

Pronouncements Adopted as of March 31, 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 modifies the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract: the lessee and the lessor. ASU 2016-02 provides new guidelines that change the accounting for leasing arrangements for lessees, whereby their rights and obligations under substantially all leases, existing and new, are capitalized and recorded on the balance sheet. For lessors, however, the new standard remains generally consistent with existing guidance, but has been updated to align with certain changes to the lessee model and ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).

We adopted this guidance for our interim and annual periods beginning January 1, 2019 using the modified retrospective method, applying the transition provisions at the beginning of the period of adoption rather than at the beginning of the earliest comparative period presented. We elected the package of practical expedients as permitted under the transition guidance, which allowed us to not reassess whether arrangements contain leases, lease classification, and initial direct costs. The adoption of the lease standard did not result in a cumulative effect adjustment recognized in the opening balance of retained earnings as of January 1, 2019.

•
As a Lessee: we recognized $115.6 million of land lease right-of-use (“ROU”) assets, $12.7 million of office lease ROU assets, and $95.3 million of corresponding lease liabilities for certain operating office and land lease arrangements for which we were the lessee on January 1, 2019, which included reclassifying below-market ground lease intangible assets, above-market ground lease intangible liabilities, prepaid rent, and deferred rent as a component of the ROU asset (a net reclassification of $33.0 million). See Note 4 for additional disclosures on the presentation of these amounts in our consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments under the lease. We determine if an arrangement contains a lease at contract inception and determine the classification of the lease at commencement. Operating lease ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. We do not include renewal options in the lease term when calculating the lease liability unless we are reasonably certain we will exercise the option. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. Our variable lease payments

W. P. Carey 3/31/2019 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

consist of increases as a result of the Consumer Price Index (“CPI”) or other comparable indices, taxes, and maintenance costs. Lease expense for lease payments is recognized on a straight-line basis over the term of the lease.

The implicit rate within our operating leases is generally not determinable and, as a result, we use our incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of our incremental borrowing rate requires judgment. We determine our incremental borrowing rate for each lease using estimated baseline mortgage rates. These baseline rates are determined based on a review of current mortgage debt market activity for benchmark securities across domestic and international markets, utilizing a yield curve. The rates are then adjusted for various factors, including level of collateralization and lease term.

•
As a Lessor: a practical expedient allows lessors to combine non-lease components (lease arrangements that include common area maintenance services) with related lease components (lease revenues), if both the timing and pattern of transfer are the same for the non-lease component and related lease component, the lease component is the predominant component, and the lease component would otherwise be classified as an operating lease. We elected the practical expedient. For (i) operating lease arrangements involving real estate that include common area maintenance services and (ii) all real estate arrangements that include real estate taxes and insurance costs, we present these amounts within lease revenues in our consolidated statements of income. We record amounts reimbursed by the lessee in the period in which the applicable expenses are incurred.

Under ASU 2016-02, lessors are allowed to only capitalize incremental direct leasing costs. Historically, we have not capitalized internal legal and leasing costs incurred, and, as a result, will not be impacted by this change.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 makes more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and eliminates the requirements to separately measure and disclose hedge effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. We adopted this guidance for our interim and annual periods beginning January 1, 2019. The adoption of this standard impacted our consolidated financial statements for both cash flow hedges and net investment hedges. Changes in the fair value of our hedging instruments are no longer separated into effective and ineffective portions. The entire change in the fair value of these hedging instruments included in the assessment of effectiveness is now recorded in Accumulated other comprehensive loss. The impact to our consolidated financial statements as a result of these changes was not material.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions in exchange for goods and services from nonemployees, which will align the accounting for such payments to nonemployees with the existing requirements for share-based payments granted to employees (with certain exceptions). These share-based payments will now be measured at the grant-date fair value of the equity instrument issued. We adopted this guidance for our interim and annual periods beginning January 1, 2019. The adoption of this standard did not have a material impact on our consolidated financial statements.

Pronouncements to be Adopted after March 31, 2019

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses. ASU 2016-13 introduces a new model for estimating credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. ASU 2016-13 will be effective for public business entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.

W. P. Carey 3/31/2019 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Agreements and Transactions with Related Parties

Advisory Agreements and Partnership Agreements with the Managed Programs

We have advisory agreements with each of the existing Managed Programs, pursuant to which we earn fees and are entitled to receive reimbursement for certain fund management expenses. Upon completion of the CPA:17 Merger on October 31, 2018 (Note 1), the advisory agreements with CPA:17 – Global were terminated, and we no longer receive fees or reimbursements from CPA:17 – Global. We no longer raise capital for new or existing funds, but we currently expect to continue to manage all existing Managed Programs and earn various fees (as described below) through the end of their respective life cycles (Note 1). We have partnership agreements with each of the Managed Programs, and under the partnership agreements with the Managed REITs, we are entitled to receive certain cash distributions from their respective operating partnerships.

The following tables present a summary of revenue earned from the Managed Programs for the periods indicated, included in the consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2019	2018
Asset management revenue (a)	$9,732	$16,985
Distributions of Available Cash	5,685	10,502
Reimbursable costs from affiliates (a)	3,868	5,304
Structuring and other advisory revenue (a)	2,518	1,929
Interest income on deferred acquisition fees and loans to affiliates (b)	520	553
	$22,323	$35,273

	Three Months Ended March 31,
	2019	2018
CPA:17 – Global (c)	$—	$15,784
CPA:18 – Global	7,961	6,887
CWI 1	7,501	6,979
CWI 2	5,746	5,037
CESH	1,115	586
	$22,323	$35,273
__________

(a)	Amounts represent revenues from contracts under ASC 606.

(b)	Included within Other gains and (losses) in the consolidated statements of income.

(c)	We no longer earn revenue from CPA:17 – Global following the completion of the CPA:17 Merger on October 31, 2018 (Note 1).

The following table presents a summary of amounts included in Due from affiliates in the consolidated financial statements (in thousands):

	March 31, 2019	December 31, 2018
Short-term loans to affiliates, including accrued interest	$59,312	$58,824
Deferred acquisition fees receivable, including accrued interest	6,704	8,697
Reimbursable costs	2,643	3,227
Asset management fees receivable	1,653	563
Accounts receivable	997	1,425
Current acquisition fees receivable	168	2,106
	$71,477	$74,842

W. P. Carey 3/31/2019 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

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

Asset Management Revenue

Under the advisory agreements with the Managed Programs, we earn asset management revenue for managing their investment portfolios. The following table presents a summary of our asset management fee arrangements with the existing Managed Programs:

Managed Program	Rate	Payable	Description
CPA:18 – Global	0.5% – 1.5%
In shares of its Class A common stock and/or cash, at the option of CPA:18 – Global; payable 50% in cash and 50% in shares of its Class A common stock for 2019; payable in shares of its Class A common stock for 2018
			Rate depends on the type of investment and is based on the average market or average equity value, as applicable
CWI 1	0.5%	In shares of its common stock and/or cash, at our election; payable in shares of its common stock for 2019 and 2018	Rate is based on the average market value of the investment; we are required to pay 20% of the asset management revenue we receive to the subadvisor
CWI 2	0.55%	In shares of its Class A common stock and/or cash, at our election; payable in shares of its Class A common stock for 2019 and 2018	Rate is based on the average market value of the investment; we are required to pay 25% of the asset management revenue we receive to the subadvisor
CESH	1.0%	In cash	Based on gross assets at fair value

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

W. P. Carey 3/31/2019 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

Structuring and Other Advisory Revenue

Under the terms of the advisory agreements with the Managed Programs, we earn revenue for structuring and negotiating investments and related financing. For the Managed REITs, the combined total of acquisition fees and other acquisition expenses are limited to 6% of the contract prices in aggregate. The following table presents a summary of our structuring fee arrangements with the existing Managed Programs:

Managed Program	Rate	Payable	Description
CPA:18 – Global	4.5%
In cash; for all investments, other than readily marketable real estate securities for which we will not receive any acquisition fees, 2.5% upon completion, with 2% deferred and payable in three interest-bearing annual installments
			Based on the total aggregate cost of the investments or commitments made
CWI REITs	1% – 2.5%	In cash upon completion; loan refinancing transactions up to 1% of the principal amount; 2.5% of the total investment cost of the properties acquired	Based on the total aggregate cost of the lodging investments or commitments made; we are required to pay 20% and 25% to the subadvisors of CWI 1 and CWI 2, respectively
CESH	2.0%	In cash upon acquisition	Based on the total aggregate cost of investments or commitments made, including the acquisition, development, construction, or redevelopment of the investments

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

In addition, we may earn fees for dispositions and mortgage loan refinancings completed on behalf of the Managed Programs.

Reimbursable Costs from Affiliates

The existing Managed Programs reimburse us for certain personnel and overhead costs that we incur on their behalf, a summary of which is presented in the table below:

Managed Program	Payable	Description
CPA:18 – Global	In cash
Personnel and overhead costs, excluding those related to our legal transactions group, our senior management, and our investments team, are charged to CPA:18 – Global based on the average of the trailing 12-month aggregate reported revenues of the Managed Programs and us, and personnel costs are capped at 1.0% of CPA:18 – Global’s pro rata lease revenues for both 2019 and 2018; for the legal transactions group, costs are charged according to a fee schedule

CWI 1 and CWI 2	In cash
Actual expenses incurred, excluding those related to our senior management; allocated between the CWI REITs based on the percentage of their total pro rata hotel revenues for the most recently completed quarter

CESH	In cash	Actual expenses incurred

Distributions of Available Cash

We are entitled to receive distributions of up to 10% of the Available Cash (as defined in the respective partnership agreements) from the operating partnerships of each of the existing Managed REITs, payable quarterly in arrears. We are required to pay 20% and 25% of such distributions to the subadvisors of CWI 1 and CWI 2, respectively.

W. P. Carey 3/31/2019 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Back-End Fees and Interests in the Managed Programs

Under our advisory agreements with certain of the Managed Programs, we may also receive compensation in connection with providing liquidity events for their stockholders. For the Managed REITs, the timing and form of such liquidity events are at the discretion of each REIT’s board of directors. Therefore, there can be no assurance as to whether or when any of these back-end fees or interests will be realized. Such back-end fees or interests may include disposition fees, interests in disposition proceeds, and distributions related to ownership of shares or limited partnership units in the Managed Programs. As a condition of the CPA:17 Merger, we waived certain back-end fees that we would have been entitled to receive from CPA:17 – Global upon its liquidation pursuant to the terms of our advisory agreement and partnership agreement with CPA:17 – Global.

Other Transactions with Affiliates

CPA:17 Merger

On October 31, 2018, CPA:17 – Global merged with and into one of our wholly owned subsidiaries, primarily in exchange for shares of our common stock, which we accounted for as a business combination under the acquisition method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed, based upon their preliminary fair values at October 31, 2018. During the first quarter of 2019, we identified certain measurement period adjustments that impacted the provisional accounting, which increased equity investments in real estate by $2.6 million, decreased other assets, net by $3.0 million, and decreased deferred income taxes by $0.7 million, resulting in a $0.3 million decrease in goodwill. We are in the process of finalizing our assessment of the fair value of the assets acquired and liabilities assumed. Accordingly, the fair value of these assets and liabilities and the impact to goodwill are subject to change during the measurement period, which will end up to one year from the acquisition date.

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

The following table sets forth certain information regarding our loans or lines of credit to affiliates (dollars in thousands):

	Interest Rate at March 31, 2019	Maturity Date at March 31, 2019	Maximum Loan Amount Authorized at March 31, 2019	Principal Outstanding Balance at (a)
Managed Program				March 31, 2019	December 31, 2018
CWI 1 (b) (c) (d)	LIBOR + 1.00%	6/30/2019	$65,802	$41,637	$41,637
CESH (c)	LIBOR + 1.00%	5/31/2020	35,000	14,461	14,461
CPA:18 – Global	N/A	N/A	50,000	—	—
CWI 2	N/A	N/A	25,000	—	—
				$56,098	$56,098
__________

(a)	Amounts exclude accrued interest of $3.2 million and $2.7 million at March 31, 2019 and December 31, 2018, respectively.

(b)	Maturity date does not take into account extension option.

(c)	LIBOR means London Interbank Offered Rate.

(d)	On April 24, 2019, CWI 1 borrowed an additional $5.0 million under its line of credit with us.

Other

At March 31, 2019, we owned interests in nine jointly owned investments in real estate, with the remaining interests held by affiliates or third parties. We consolidate two such investments and account for the remaining seven investments under the equity method of accounting (Note 7). In addition, we owned stock of each of the existing Managed REITs and limited partnership units of CESH at that date. We account for these investments under the equity method of accounting or at fair value (Note 7).

W. P. Carey 3/31/2019 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Land, Buildings and Improvements

Land, Buildings and Improvements — Operating Leases

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	March 31, 2019	December 31, 2018
Land	$1,780,858	$1,772,099
Buildings and improvements	7,114,453	6,945,513
Real estate under construction	28,800	63,114
Less: Accumulated depreciation	(777,458)	(724,550)
	$8,146,653	$8,056,176

During the three months ended March 31, 2019, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro decreased by 1.9% to $1.1235 from $1.1450. As a result of this fluctuation in foreign currency exchange rates, the carrying value of our Land, buildings and improvements subject to operating leases decreased by $40.3 million from December 31, 2018 to March 31, 2019.

In connection with a change in lease classification due to an extension of the underlying lease, we reclassified one property with a carrying value of $16.6 million from Net investments in direct financing leases to Land, buildings and improvements subject to operating leases during the three months ended March 31, 2019 (Note 5).

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $55.1 million and $37.2 million for the three months ended March 31, 2019 and 2018, respectively.

Acquisitions of Real Estate

During the three months ended March 31, 2019, we entered into the following investments, which were deemed to be real estate asset acquisitions, at a total cost of $184.5 million, including land of $18.9 million, buildings of $132.3 million (including capitalized acquisition-related costs of $0.9 million), net lease intangibles of $34.1 million, and a debt premium of $0.8 million (related to the non-recourse mortgage loan assumed in connection with an acquisition, as described below):

•	an investment of $32.7 million for an educational facility in Portland, Oregon, on February 20, 2019;

•	an investment of $48.3 million for an office building in Morrisville, North Carolina, on March 7, 2019;

•
an investment of $37.6 million for a distribution center in Inwood, West Virginia, on March 27, 2019, which is encumbered by a non-recourse mortgage loan that we assumed on the date of acquisition with an outstanding principal balance of $20.2 million (Note 10);

•	an investment of $49.3 million for an industrial facility in Hurricane, Utah, on March 28, 2019; and

•	an investment of $16.6 million for an industrial facility in Bensenville, Illinois, on March 29, 2019.

The acquired net lease intangibles are comprised of (i) in-place lease intangible assets totaling $43.6 million, which have a weighted-average expected life of 15.9 years, and (ii) below-market rent intangible liabilities totaling $9.6 million, which have a weighted-average expected life of 15.0 years.

Real Estate Under Construction

During the three months ended March 31, 2019, we capitalized real estate under construction totaling $18.6 million. The number of construction projects in progress with balances included in real estate under construction was two and four as of March 31, 2019 and December 31, 2018, respectively. Aggregate unfunded commitments totaled approximately $198.7 million and $204.5 million as of March 31, 2019 and December 31, 2018, respectively.

W. P. Carey 3/31/2019 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

During the three months ended March 31, 2019, we completed the following construction projects, at a total cost of $53.0 million:

•	an expansion project at a warehouse facility in Zabia Wola, Poland, in March 2019 at a cost totaling $5.6 million, including capitalized interest; and

•	a built-to-suit project for a warehouse facility in Dillon, South Carolina, in March 2019 at a cost totaling $47.4 million, including capitalized interest.

Dollar amounts are based on the exchange rates of the foreign currencies on the dates of activity, as applicable.

Dispositions of Properties

During the three months ended March 31, 2019, we sold one property, which was classified as Land, buildings and improvements subject to operating leases. As a result, the carrying value of our Land, buildings and improvements subject to operating leases decreased by $3.3 million from December 31, 2018 to March 31, 2019.

Future Dispositions of Real Estate

As of March 31, 2019, two of our tenants had exercised their options to repurchase the properties they are leasing for an aggregate of $8.6 million (the amount for one repurchase option is based on the exchange rate of the euro as of March 31, 2019), but there can be no assurance that such repurchases will be completed. At March 31, 2019, these two properties had an aggregate asset carrying value of $6.5 million.

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of income is as follows (in thousands):

Three Months Ended March 31, 2019
Lease income — fixed	$215,118
Lease income — variable (a)	21,263
Total operating lease income (b)	$236,381
__________

(a)	Includes (i) rent increases based on changes in the CPI and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

(b)	Excludes $26.6 million of interest income from direct financing leases that is included in Lease revenues in the consolidated statement of income.

W. P. Carey 3/31/2019 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

Scheduled Future Lease Payments

Scheduled future lease payments, exclusive of renewal options that are determined to be reasonably certain of exercise, expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments, under non-cancelable operating leases at March 31, 2019 are as follows (in thousands):

Years Ending December 31,	Total
2019 (remainder)	$704,412
2020	933,380
2021	914,977
2022	880,940
2023	822,002
Thereafter	6,560,712
Total	$10,816,423

Scheduled future lease payments, exclusive of renewal options that are determined to be reasonably certain of exercise, expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments, under non-cancelable operating leases at December 31, 2018 are as follows (in thousands):

Years Ending December 31,	Total
2019	$920,044
2020	915,411
2021	896,083
2022	861,688
2023	802,509
Thereafter	6,151,480
Total	$10,547,215

Lease Cost

Certain information related to the total lease cost for operating leases for the three months ended March 31, 2019 is as follows (in thousands):

Three Months Ended March 31, 2019
Fixed lease cost	$3,814
Variable lease cost	136
Total lease cost	$3,950

During the three months ended March 31, 2019, we received sublease income totaling approximately $1.5 million, which is included in Lease revenues in the consolidated statement of income.

W. P. Carey 3/31/2019 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

Other Information

Supplemental balance sheet information related to ROU assets and lease liabilities is as follows (dollars in thousands):

	Location on Consolidated Balance Sheets	March 31, 2019
Operating ROU assets — land leases	In-place lease intangible assets and other	$113,708
Operating ROU assets — office leases	Other assets, net	11,415
Total operating ROU assets		$125,123

Operating lease liabilities	Accounts payable, accrued expenses and other liabilities	$92,351

Weighted-average remaining lease term — operating leases		36.7 years
Weighted-average discount rate — operating leases		7.7%
Number of land lease arrangements		61
Number of office space arrangements		6
Lease term range (excluding extension options not reasonably certain of being exercised)		1 – 101 years

Cash paid for operating lease liabilities included in Net cash provided by operating activities totaled $3.9 million for the three months ended March 31, 2019. There are no land or office direct financing leases for which we are the lessee, therefore there are no related ROU assets or lease liabilities.

Undiscounted Cash Flows

A reconciliation of the undiscounted cash flows for operating leases recorded on the consolidated balance sheet within Accounts payable, accrued expenses and other liabilities as of March 31, 2019 is as follows (in thousands):

Years Ending December 31,	Total
2019 (remainder)	$11,029
2020	14,946
2021	8,447
2022	7,591
2023	7,444
Thereafter	255,495
Total lease payments	304,952
Less: amount of lease payments representing interest	(212,601)
Present value of future lease payments/lease obligations	$92,351

Scheduled future lease payments (excluding amounts paid directly by tenants) for the years subsequent to the year ended December 31, 2018 are: $14.5 million for 2019, $13.5 million for 2020, $7.9 million for 2021, $7.1 million for 2022, $7.0 million for 2023, and $246.7 million for the years thereafter.

W. P. Carey 3/31/2019 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

Land, Buildings and Improvements — Operating Properties

At both March 31, 2019 and December 31, 2018, Land, buildings and improvements attributable to operating properties consisted of our investments in 37 consolidated self-storage properties and two consolidated hotels. Below is a summary of our Land, buildings and improvements attributable to operating properties (in thousands):

	March 31, 2019	December 31, 2018
Land	$102,478	$102,478
Buildings and improvements	365,494	363,572
Real estate under construction	4,343	4,620
Less: Accumulated depreciation	(12,832)	(10,234)
	$459,483	$460,436

Depreciation expense on our buildings and improvements attributable to operating properties was $2.8 million and $1.1 million for the three months ended March 31, 2019 and 2018, respectively.

For the three months ended March 31, 2019, Operating property revenues totaling $16.0 million were comprised of $13.2 million in lease revenues and $2.8 million in other income (such as food and beverage revenue) from 37 consolidated self-storage properties and two consolidated hotels. For the three months ended March 31, 2018, Operating property revenues totaling $7.2 million were comprised of $5.1 million in lease revenues and $2.1 million in other income from two consolidated hotels. We derive self-storage revenue primarily from rents received from customers who rent storage space under month-to-month leases for personal or business use. We derive hotel revenue primarily from room rentals, as well as food, beverage, and other services.

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in direct financing leases, loans receivable, and deferred acquisition fees. Operating leases are not included in finance receivables. See Note 2 and Note 4 for information on ROU operating lease assets recognized in our consolidated balance sheets.

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	March 31, 2019	December 31, 2018
Lease payments receivable	$1,117,679	$1,160,977
Unguaranteed residual value	944,902	966,826
	2,062,581	2,127,803
Less: unearned income	(783,459)	(821,588)
	$1,279,122	$1,306,215

Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $26.6 million and $17.2 million for the three months ended March 31, 2019 and 2018, respectively.

During the three months ended March 31, 2019, we reclassified one property with a carrying value of $16.6 million from Net investments in direct financing leases to Land, buildings and improvements subject to operating leases in connection with a change in lease classification due to an extension of the underlying lease (Note 4). During the three months ended March 31, 2019, the U.S. dollar strengthened against the euro, resulting in a $5.5 million decrease in the carrying value of Net investments in direct financing leases from December 31, 2018 to March 31, 2019.

As of March 31, 2019, we had exercised our option to sell four properties leased to the same tenant (which were accounted for as Net investments in direct financing leases) back to the tenant for $7.7 million. At March 31, 2019, these properties had an aggregate asset carrying value of $6.4 million. These properties were sold in April 2019.

W. P. Carey 3/31/2019 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

Scheduled Future Lease Payments

Scheduled future lease payments, exclusive of renewal options that are determined to be reasonably certain of exercise, expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments, under non-cancelable direct financing leases at March 31, 2019 are as follows (in thousands):

Years Ending December 31,	Total
2019 (remainder) (a)	$340,942
2020	96,592
2021	94,595
2022	85,254
2023	79,495
Thereafter	420,801
Total	$1,117,679

Scheduled future lease payments, exclusive of renewal options that are determined to be reasonably certain of exercise, expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments, under non-cancelable direct financing leases at December 31, 2018 are as follows (in thousands)

Years Ending December 31,	Total
2019 (a)	$373,632
2020	98,198
2021	95,181
2022	85,801
2023	80,033
Thereafter	428,132
Total	$1,160,977
__________

(a)
Includes $250.0 million for a bargain purchase option. As of both March 31, 2019 and December 31, 2018, The New York Times Company, a tenant at one of our properties, exercised its bargain purchase option to repurchase the property for $250.0 million in the fourth quarter of 2019. There can be no assurance that such repurchase will be completed. At March 31, 2019, this property had an aggregate asset carrying value of $260.5 million.

Loans Receivable

At both March 31, 2019 and December 31, 2018, we had four loans receivable related to a domestic investment with an aggregate carrying value of $57.8 million. In addition, at March 31, 2019 and December 31, 2018, we had a loan receivable representing the expected future payments under a sales type lease with a carrying value of $9.4 million and $9.5 million, respectively. As of March 31, 2019, the tenant at the property underlying this loan receivable had exercised its option to repurchase the property for $9.3 million, but there can be no assurance that such repurchase will be completed. Our loans receivable are included in Other assets, net in the consolidated financial statements. Earnings from our loans receivable are included in Lease termination income and other in the consolidated financial statements.

Deferred Acquisition Fees Receivable

As described in Note 3, we earn revenue in connection with structuring and negotiating investments and related mortgage financing for CPA:18 – Global. A portion of this revenue is due in equal annual installments over three years. Unpaid deferred installments, including accrued interest, from CPA:18 – Global were included in Due from affiliates in the consolidated financial statements.

W. P. Carey 3/31/2019 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. At both March 31, 2019 and December 31, 2018, none of the balances of our finance receivables were past due. Other than the lease extension noted under Net Investments in Direct Financing Leases above, there were no material modifications of finance receivables during the three months ended March 31, 2019.

We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. A credit quality of one through three indicates a range of investment grade to stable. A credit quality of four through five indicates a range of inclusion on the watch list to risk of default. The credit quality evaluation of our finance receivables is updated quarterly. We believe the credit quality of our deferred acquisition fees receivable falls under category one, as CPA:18 – Global is expected to have the available cash to make such payments.

A summary of our finance receivables by internal credit quality rating, excluding our deferred acquisition fees receivable, is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
1 - 3	35	36	$1,108,250	$1,135,321
4	10	10	227,620	227,591
5	1	1	10,381	10,580
			$1,346,251	$1,373,492

Note 6. Goodwill and Other Intangibles

We have recorded net lease, internal-use software development, and trade name intangibles that are being amortized over periods ranging from two years to 48 years. In-place lease intangibles, at cost are included in In-place lease intangible assets and other in the consolidated financial statements. Above-market rent intangibles, at cost are included in Above-market rent intangible assets in the consolidated financial statements. Accumulated amortization of in-place lease and above-market rent intangibles is included in Accumulated depreciation and amortization in the consolidated financial statements. Internal-use software development and trade name intangibles are included in Other assets, net in the consolidated financial statements. Below-market rent and below-market purchase option intangibles are included in Below-market rent and other intangible liabilities, net in the consolidated financial statements.

The following table presents a reconciliation of our goodwill (in thousands):

	Real Estate	Investment Management	Total
Balance at December 31, 2018	$857,337	$63,607	$920,944
Foreign currency translation adjustments	(1,928)	—	(1,928)
CPA:17 Merger measurement period adjustments (Note 3)	(343)	—	(343)
Balance at March 31, 2019	$855,066	$63,607	$918,673

W. P. Carey 3/31/2019 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$19,115	$(11,373)	$7,742	$18,924	$(10,672)	$8,252
Trade name	3,975	(1,395)	2,580	3,975	(1,196)	2,779
	23,090	(12,768)	10,322	22,899	(11,868)	11,031
Lease Intangibles:
In-place lease	1,987,765	(541,360)	1,446,405	1,960,437	(496,096)	1,464,341
Above-market rent	922,427	(350,292)	572,135	925,797	(330,935)	594,862
Below-market ground lease (a)	—	—	—	42,889	(2,367)	40,522
	2,910,192	(891,652)	2,018,540	2,929,123	(829,398)	2,099,725
Indefinite-Lived Goodwill and Intangible Assets
Goodwill	918,673	—	918,673	920,944	—	920,944
Below-market ground lease (a)	—	—	—	6,302	—	6,302
	918,673	—	918,673	927,246	—	927,246
Total intangible assets	$3,851,955	$(904,420)	$2,947,535	$3,879,268	$(841,266)	$3,038,002

Finite-Lived Intangible Liabilities
Below-market rent	$(262,430)	$61,635	$(200,795)	$(253,633)	$57,514	$(196,119)
Above-market ground lease (a)	—	—	—	(15,961)	3,663	(12,298)
	(262,430)	61,635	(200,795)	(269,594)	61,177	(208,417)
Indefinite-Lived Intangible Liabilities
Below-market purchase option	(16,711)	—	(16,711)	(16,711)	—	(16,711)
Total intangible liabilities	$(279,141)	$61,635	$(217,506)	$(286,305)	$61,177	$(225,128)
__________

(a)
In connection with our adoption of ASU 2016-02 (Note 2), in the first quarter of 2019, we prospectively reclassified below-market ground lease intangible assets and above-market ground lease intangible liabilities to be a component of ROU assets within In-place lease intangible assets and other in our consolidated balance sheets. As of December 31, 2018, below-market ground lease intangible assets were included in In-place lease intangible assets and other in the consolidated balance sheets, and above-market ground lease intangible liabilities were included in Below-market rent and other intangible liabilities, net in the consolidated balance sheets.

Net amortization of intangibles, including the effect of foreign currency translation, was $69.4 million and $38.8 million for the three months ended March 31, 2019 and 2018, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues; amortization of internal-use software development, trade name, and in-place lease intangibles is included in Depreciation and amortization; and amortization of above-market ground lease and below-market ground lease intangibles was included in Property expenses, excluding reimbursable tenant costs, prior to the reclassification of above-market ground lease and below-market ground lease intangibles to ROU assets in the first quarter of 2019, as described above and in Note 2.

W. P. Carey 3/31/2019 10-Q – 25

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

The following table presents Equity in earnings of equity method investments in the Managed Programs and real estate, which represents our proportionate share of the income or losses of these investments, as well as certain adjustments related to amortization of basis differences related to purchase accounting adjustments (in thousands):

	Three Months Ended March 31,
	2019	2018
Distributions of Available Cash (Note 3)	$5,685	$10,502
Proportionate share of equity in earnings of equity investments in the Managed Programs	213	1,863
Amortization of basis differences on equity method investments in the Managed Programs	(329)	(398)
Total equity in earnings of equity method investments in the Managed Programs	5,569	11,967
Equity in earnings of equity method investments in real estate	562	3,903
Amortization of basis differences on equity method investments in real estate	(640)	(545)
Total equity in (losses) earnings of equity method investments in real estate	(78)	3,358
Equity in earnings of equity method investments in the Managed Programs and real estate	$5,491	$15,325

Managed Programs

We own interests in the Managed Programs and account for these interests under the equity method because, as their advisor, we do not exert control over, but we do have the ability to exercise significant influence over, the Managed Programs. Operating results of the Managed Programs are included in the Investment Management segment.

The following table sets forth certain information about our investments in the existing Managed Programs (dollars in thousands):

	% of Outstanding Interests Owned at		Carrying Amount of Investment at
Fund	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
CPA:18 – Global (a)	3.571%	3.446%	$40,524	$39,600
CPA:18 – Global operating partnership	0.034%	0.034%	209	209
CWI 1 (a)	3.271%	3.062%	40,945	38,600
CWI 1 operating partnership	0.015%	0.015%	186	186
CWI 2 (a)	3.039%	2.807%	27,505	25,200
CWI 2 operating partnership	0.015%	0.015%	300	300
CESH (b)	2.430%	2.430%	4,032	3,495
			$113,701	$107,590
__________

W. P. Carey 3/31/2019 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

(a)
During the three months ended March 31, 2019, we received asset management revenue from the existing Managed REITs primarily in shares of their common stock, which increased our ownership percentage in each of the existing Managed REITs (Note 3).

(b)	Investment is accounted for at fair value.

CPA:17 – Global — On October 31, 2018, we acquired all of the remaining interests in CPA:17 – Global and the CPA:17 – Global operating partnership in the CPA:17 Merger (Note 3). We received distributions from CPA:17 – Global during the three months ended March 31, 2018 of $2.4 million. We received distributions from our investment in the CPA:17 – Global operating partnership during the three months ended March 31, 2018 of $6.2 million (Note 3).

CPA:18 – Global — The carrying value of our investment in CPA:18 – Global at March 31, 2019 includes asset management fees receivable, for which 55,419 shares of CPA:18 – Global Class A common stock were issued during the second quarter of 2019. We received distributions from this investment during the three months ended March 31, 2019 and 2018 of $0.8 million and $0.6 million, respectively. We received distributions from our investment in the CPA:18 – Global operating partnership during the three months ended March 31, 2019 and 2018 of $1.8 million and $1.9 million, respectively (Note 3).

CWI 1 — The carrying value of our investment in CWI 1 at March 31, 2019 includes asset management fees receivable, for which 117,857 shares of CWI 1 common stock were issued during the second quarter of 2019. We received distributions from this investment during the three months ended March 31, 2019 and 2018 of $0.6 million and $0.4 million, respectively. We received distributions from our investment in the CWI 1 operating partnership during the three months ended March 31, 2019 and 2018 of $1.9 million and $1.0 million, respectively (Note 3).

CWI 2 — The carrying value of our investment in CWI 2 at March 31, 2019 includes asset management fees receivable, for which 82,861 shares of CWI 2 Class A common stock were issued during the second quarter of 2019. We received distributions from this investment during the three months ended March 31, 2019 and 2018 of $0.4 million and $0.2 million, respectively. We received distributions from our investment in the CWI 2 operating partnership during the three months ended March 31, 2019 and 2018 of $1.9 million and $1.5 million, respectively (Note 3).

CESH — We have elected to account for our investment in CESH at fair value by selecting the equity method fair value option available under GAAP. We record our investment in CESH on a one quarter lag; therefore, the balance of our equity method investment in CESH recorded as of March 31, 2019 is based on the estimated fair value of our equity method investment in CESH as of December 31, 2018. We did not receive distributions from this investment during the three months ended March 31, 2019 or 2018.

At March 31, 2019 and December 31, 2018, the aggregate unamortized basis differences on our equity investments in the Managed Programs were $38.1 million and $35.2 million, respectively.

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

W. P. Carey 3/31/2019 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth our ownership interests in our equity investments in real estate, excluding the Managed Programs, and their respective carrying values (dollars in thousands):

			Carrying Value at
Lessee	Co-owner	Ownership Interest	March 31, 2019	December 31, 2018
Johnson Self Storage	Third Party	90%	$72,187	$73,475
Kesko Senukai (a)	Third Party	70%	51,074	52,432
Bank Pekao S.A. (a)	CPA:18 – Global	50%	29,154	29,086
BPS Nevada, LLC (b)	Third Party	15%	22,392	22,292
State Farm Automobile Co.	CPA:18 – Global	50%	18,489	18,927
Apply Sørco AS (referred to as Apply) (c) (d)	CPA:18 – Global	49%	9,937	7,483
Konzum d.d. (referred to as Agrokor) (a)	CPA:18 – Global	20%	3,132	2,858
Beach House JV, LLC (e)	Third Party	N/A	—	15,105
			$206,365	$221,658
__________

(a)	The carrying value of this investment is affected by fluctuations in the exchange rate of the euro.

(b)
This investment was reported using the hypothetical liquidation at book value model, which may have been different than pro rata ownership percentages, primarily due to the capital structure of the partnership agreement.

(c)	The carrying value of this investment is affected by fluctuations in the exchange rate of the Norwegian krone.

(d)
During the first quarter of 2019, we identified measurement period adjustments that impacted the provisional accounting for this investment, which was acquired in the CPA:17 Merger on October 31, 2018 (Note 3). As such, the CPA:17 Merger purchase price allocated to this jointly owned investment increased by approximately $5.2 million, of which our proportionate share was $2.6 million.

(e)	On February 27, 2019, we received a full repayment of our preferred equity interest in this investment totaling $15.0 million. As a result, this preferred equity interest is now retired.

We received aggregate distributions of $3.4 million and $4.4 million from our other unconsolidated real estate investments for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019 and December 31, 2018, the aggregate unamortized basis differences on our unconsolidated real estate investments were $25.6 million and $23.7 million, respectively.

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

W. P. Carey 3/31/2019 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)

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

Equity Investment in CESH — We have elected to account for our investment in CESH, which is included in Equity investments in the Managed Programs and real estate in the consolidated financial statements, at fair value by selecting the equity method fair value option available under GAAP (Note 7). We classified this investment as Level 3 because we primarily used valuation models that incorporate unobservable inputs to determine its fair value. The fair value of our equity investment in CESH approximated its carrying value as of March 31, 2019 and December 31, 2018.

Investment in Shares of a Cold Storage Operator — We account for our investment in shares of a cold storage operator, which is included in Other assets, net in the consolidated financial statements, at fair value using valuation models that incorporated the following significant unobservable inputs: a 15.6x multiple of a comparable public company and a 25% EBITDA growth rate. We classified this investment as Level 3 because it is not traded in an active market. During the first quarter of 2019, we identified measurement period adjustments that impacted the provisional accounting for this investment, which was acquired in the CPA:17 Merger on October 31, 2018 (Note 3). As such, the CPA:17 Merger purchase price allocated to this investment decreased by approximately $3.0 million. The fair value of this investment approximated its carrying value, which was $113.3 million and $116.3 million at March 31, 2019 and December 31, 2018, respectively.

Investment in Shares of GCIF — We account for our investment in shares of Guggenheim Credit Income Fund (“GCIF”), which is included in Other assets, net in the consolidated financial statements, at fair value. We classified this investment as Level 2 because we used a quoted price from an inactive market to determine its fair value. The fair value of our investment in shares of GCIF approximated its carrying value, which was $22.5 million and $23.6 million at March 31, 2019 and December 31, 2018, respectively. Distributions of earnings from GCIF and unrealized gains or losses recognized on GCIF are recorded within Other gains and (losses) in the consolidated financial statements.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the three months ended March 31, 2019 or 2018. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements, except for gains and losses recognized on our equity investment in CESH, which are reported within Other comprehensive income.

Our other material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		March 31, 2019		December 31, 2018
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Unsecured Notes, net (a) (b) (c)	2	$3,513,268	$3,631,030	$3,554,470	$3,567,593
Non-recourse mortgages, net (a) (b) (d)	3	2,503,321	2,515,119	2,732,658	2,737,861
Loans receivable (d)	3	67,129	66,828	67,277	67,123
__________

(a)
The carrying value of Senior Unsecured Notes, net (Note 10) includes unamortized deferred financing costs of $18.8 million and $19.7 million at March 31, 2019 and December 31, 2018, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of $0.8 million at both March 31, 2019 and December 31, 2018.

W. P. Carey 3/31/2019 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)

(b)
The carrying value of Senior Unsecured Notes, net includes unamortized discount of $14.9 million and $15.8 million at March 31, 2019 and December 31, 2018, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $21.0 million and $21.8 million at March 31, 2019 and December 31, 2018, respectively.

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

We estimated that our other financial assets and liabilities, including amounts outstanding under our Senior Unsecured Credit Facility (Note 10) but excluding net investments in direct financing leases, had fair values that approximated their carrying values at both March 31, 2019 and December 31, 2018.

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

We did not recognize any impairment charges during the three months ended March 31, 2019.

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

W. P. Carey 3/31/2019 10-Q – 30

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

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For derivatives designated and that qualify as cash flow hedges, the change in fair value of the derivative is recognized in Other comprehensive income until the hedged transaction affects earnings. Gains and losses on the cash flow hedges representing hedge components excluded from the assessment of effectiveness are recognized in earnings over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with our accounting policy election. Such gains and losses are recorded within Other gains and (losses) or Interest expense in our consolidated statements of income. The earnings recognition of excluded components is presented in the same line item as the hedged transactions. For derivatives designated and that qualify as a net investment hedge, the change in the fair value and/or the net settlement of the derivative is reported in Other comprehensive income as part of the cumulative foreign currency translation adjustment. Amounts are reclassified out of Other comprehensive income into earnings (within Gain on sale of real estate, net, in our consolidated statements of income) when the hedged net investment is either sold or substantially liquidated.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both March 31, 2019 and December 31, 2018, no cash collateral had been posted nor received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Derivative Assets Fair Value at		Derivative Liabilities Fair Value at
		March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Foreign currency forward contracts	Other assets, net	$21,183	$22,520	$—	$—
Foreign currency collars	Other assets, net	11,086	8,536	—	—
Interest rate swaps	Other assets, net	724	1,435	—	—
Interest rate caps	Other assets, net	8	56	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(4,565)	(3,387)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(606)	(1,679)
		33,001	32,547	(5,171)	(5,066)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	5,500	5,500	—	—
Foreign currency forward contracts	Other assets, net	—	7,144	—	—
Interest rate swaps (a)	Accounts payable, accrued expenses and other liabilities	—	—	(294)	(343)
		5,500	12,644	(294)	(343)
Total derivatives		$38,501	$45,191	$(5,465)	$(5,409)
__________

(a)	These interest rate swaps do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the underlying variable-rate debt.

W. P. Carey 3/31/2019 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (a)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2019	2018
Foreign currency collars	$3,616	$(6,149)
Interest rate swaps	(1,815)	1,006
Foreign currency forward contracts	1,119	(3,164)
Interest rate caps	(27)	(7)
Derivatives in Net Investment Hedging Relationships (b)
Foreign currency forward contracts	—	403
Total	$2,893	$(7,911)

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2019	2018
Foreign currency forward contracts	Other gains and (losses)	$2,434	$1,182
Foreign currency collars	Other gains and (losses)	1,088	407
Interest rate swaps and cap	Interest expense	(67)	(211)
Total		$3,455	$1,378
__________

(a)	Excludes net losses of $0.9 million and less than $0.1 million recognized on unconsolidated jointly owned investments for the three months ended March 31, 2019 and 2018, respectively.

(b)	The changes in fair value of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive income.

Amounts reported in Other comprehensive income related to interest rate derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive income related to foreign currency derivative contracts will be reclassified to Other gains and (losses) when the hedged foreign currency contracts are settled. As of March 31, 2019, we estimate that an additional $1.7 million and $13.0 million will be reclassified as interest expense and other gains, respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2019	2018
Foreign currency forward contracts	Other gains and (losses)	$(230)	$(125)
Foreign currency collars	Other gains and (losses)	41	(237)
Stock warrants	Other gains and (losses)	—	268
Interest rate swaps	Other gains and (losses)	—	5
Derivatives in Cash Flow Hedging Relationships
Foreign currency forward contracts	Other gains and (losses)	(132)	—
Interest rate swaps	Interest expense	(114)	150
Foreign currency collars	Other gains and (losses)	7	(46)
Total		$(428)	$15

W. P. Carey 3/31/2019 10-Q – 32

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

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at March 31, 2019 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2019 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	20	199,605	USD	$(2,270)
Interest rate swaps	3	64,706	EUR	(1,571)
Interest rate caps	5	155,841	EUR	4
Interest rate cap	1	75,000	USD	3
Interest rate cap	1	6,394	GBP	1
Not Designated as Hedging Instruments
Interest rate swaps (b)	3	15,466	EUR	(294)
				$(4,127)
__________

(a)	Fair value amounts are based on the exchange rate of the euro or British pound sterling at March 31, 2019, as applicable.

(b)	These interest rate swaps do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the underlying variable-rate debt.

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

W. P. Carey 3/31/2019 10-Q – 33

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the foreign currency derivative contracts we had outstanding at March 31, 2019 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2019
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	29	75,288	EUR	$21,070
Foreign currency collars	55	193,000	EUR	6,717
Foreign currency collars	44	43,500	GBP	3,765
Foreign currency forward contracts	4	2,911	NOK	61
Foreign currency collars	3	2,000	NOK	(1)
Designated as Net Investment Hedging Instruments
Foreign currency forward contract	1	2,468	NOK	52
Foreign currency collar	1	2,500	NOK	(1)
				$31,663

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of March 31, 2019. At March 31, 2019, our total credit exposure and the maximum exposure to any single counterparty was $31.7 million and $14.9 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At March 31, 2019, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $8.6 million and $7.3 million at March 31, 2019 and December 31, 2018, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at March 31, 2019 or December 31, 2018, we could have been required to settle our obligations under these agreements at their aggregate termination value of $8.9 million and $7.6 million, respectively.

Net Investment Hedges

We have completed four offerings of euro-denominated senior notes, each with a principal amount of €500.0 million, which we refer to as the 2.0% Senior Notes due 2023, 2.25% Senior Notes due 2024, 2.250% Senior Notes due 2026, and 2.125% Senior Notes due 2027 (Note 10). In addition, at March 31, 2019, the amounts borrowed in euro and Japanese yen outstanding under our Unsecured Revolving Credit Facility (Note 10) were €49.0 million and ¥2.4 billion, respectively. These borrowings are designated as, and are effective as, economic hedges of our net investments in foreign entities. Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in Other comprehensive income as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our borrowings under our euro-denominated senior notes and changes in the value of our euro and Japanese yen borrowings under our Unsecured Revolving Credit Facility, related to changes in the spot rates, will be reported in the same manner as foreign currency translation adjustments, which are recorded in Other comprehensive income as part of the cumulative foreign currency translation adjustment. Such gains (losses) related to non-derivative net investment hedges were $44.1 million and $(40.0) million for the three months ended March 31, 2019 and 2018, respectively.

At March 31, 2019, we also had foreign currency forward contracts that were designated as net investment hedges, as discussed in “Derivative Financial Instruments” above.

W. P. Carey 3/31/2019 10-Q – 34

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Debt

Senior Unsecured Credit Facility

On February 22, 2017, we entered into the Third Amended and Restated Credit Facility (the “Credit Agreement”), which provided for a $1.5 billion unsecured revolving credit facility (our “Unsecured Revolving Credit Facility”), a €236.3 million term loan, and a $100.0 million delayed draw term loan, which we refer to collectively as the “Senior Unsecured Credit Facility.” The aggregate principal amount (of revolving and term loans) available under the Credit Agreement may be increased up to an amount not to exceed the U.S. dollar equivalent of $2.35 billion, subject to the conditions to increase provided in the Credit Agreement.

The maturity date of the Unsecured Revolving Credit Facility is February 22, 2021. We have two options to extend the maturity date of the Unsecured Revolving Credit Facility by six months, subject to the conditions provided in the Credit Agreement. The Unsecured Revolving Credit Facility is being used for working capital needs, for acquisitions, and for other general corporate purposes. The Credit Agreement permits borrowing under the Unsecured Revolving Credit Facility in certain currencies other than U.S. dollars.

At March 31, 2019, our Unsecured Revolving Credit Facility had available capacity of $1.4 billion. We incur an annual facility fee of 0.20% of the total commitment on our Unsecured Revolving Credit Facility.

The following table presents a summary of our Senior Unsecured Credit Facility (dollars in thousands):

	Interest Rate at March 31, 2019 (a)	Maturity Date at March 31, 2019	Principal Outstanding Balance at
Senior Unsecured Credit Facility			March 31, 2019	December 31, 2018
Unsecured Revolving Credit Facility:
Unsecured Revolving Credit Facility — borrowing in euros (b)	EURIBOR + 1.00%	2/22/2021	$55,052	$69,273
Unsecured Revolving Credit Facility — borrowing in U.S. dollars	LIBOR + 1.00%	2/22/2021	30,000	—
Unsecured Revolving Credit Facility — borrowing in Japanese yen	JPY LIBOR + 1.00%	2/22/2021	21,847	22,290
			$106,899	$91,563
__________

(a)	The applicable interest rate at March 31, 2019 was based on the credit rating for our Senior Unsecured Notes of BBB/Baa2.

(b)	EURIBOR means Euro Interbank Offered Rate.

W. P. Carey 3/31/2019 10-Q – 35

Notes to Consolidated Financial Statements (Unaudited)

Senior Unsecured Notes

As set forth in the table below, we have euro and U.S. dollar-denominated senior unsecured notes outstanding with an aggregate principal balance outstanding of $3.5 billion at March 31, 2019 (the “Senior Unsecured Notes”).

Interest on the Senior Unsecured Notes is payable annually in arrears for our euro-denominated senior notes and semi-annually for U.S. dollar-denominated senior notes. The Senior Unsecured Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 30 to 35 basis points. The following table presents a summary of our Senior Unsecured Notes outstanding at March 31, 2019 (currency in millions):

				Original Issue Discount	Effective Interest Rate			Principal Outstanding Balance at
Senior Unsecured Notes, net (a)	Issue Date	Principal Amount	Price of Par Value			Coupon Rate	Maturity Date	March 31, 2019	December 31, 2018
2.0% Senior Notes due 2023	1/21/2015	€500.0	99.220%	$4.6	2.107%	2.0%	1/20/2023	$561.7	$572.5
4.6% Senior Notes due 2024	3/14/2014	$500.0	99.639%	$1.8	4.645%	4.6%	4/1/2024	500.0	500.0
2.25% Senior Notes due 2024	1/19/2017	€500.0	99.448%	$2.9	2.332%	2.25%	7/19/2024	561.7	572.5
4.0% Senior Notes due 2025	1/26/2015	$450.0	99.372%	$2.8	4.077%	4.0%	2/1/2025	450.0	450.0
2.250% Senior Notes due 2026	10/9/2018	€500.0	99.252%	$4.3	2.361%	2.250%	4/9/2026	561.7	572.5
4.25% Senior Notes due 2026	9/12/2016	$350.0	99.682%	$1.1	4.290%	4.25%	10/1/2026	350.0	350.0
2.125% Senior Notes due 2027	3/6/2018	€500.0	99.324%	$4.2	2.208%	2.125%	4/15/2027	561.7	572.5
								$3,546.8	$3,590.0
__________

(a)
Aggregate balance excludes unamortized deferred financing costs totaling $18.6 million and $19.7 million, and unamortized discount totaling $14.9 million and $15.8 million, at March 31, 2019 and December 31, 2018, respectively.

Proceeds from the issuances of each of these notes were used primarily to partially pay down the amounts then outstanding under the senior unsecured credit facility that we had in place at that time and/or to repay certain non-recourse mortgage loans.

Covenants

The Credit Agreement and each of the Senior Unsecured Notes include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. The Credit Agreement also contains various customary affirmative and negative covenants applicable to us and our subsidiaries, subject to materiality and other qualifications, baskets, and exceptions as outlined in the Credit Agreement. We were in compliance with all of these covenants at March 31, 2019.

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

Non-Recourse Mortgages

At March 31, 2019, our non-recourse mortgage notes payable bore interest at fixed annual rates ranging from 1.9% to 9.4% and variable contractual annual rates ranging from 1.3% to 8.5%, with maturity dates ranging from August 2019 to September 2031.

During the three months ended March 31, 2019, we assumed a non-recourse mortgage loan with an outstanding principal balance of $20.2 million in connection with the acquisition of a property (Note 4). This mortgage loan has a fixed annual interest rate of 4.7% and a maturity date of July 6, 2024.

W. P. Carey 3/31/2019 10-Q – 36

Notes to Consolidated Financial Statements (Unaudited)

A non-recourse mortgage loan encumbering six vacant properties that were acquired in the CPA:17 Merger, with an outstanding principal balance of approximately $57.2 million, was in default as of both March 31, 2019 and December 31, 2018. The former tenant at the properties declared bankruptcy in 2018 and vacated the properties prior to the CPA:17 Merger. This loan currently bears interest at 4.4%, with a default interest rate of 5.0%, and is collateralized by the six properties, which we wholly-own. As of March 31, 2019, the carrying value of the properties totaled $42.9 million and the carrying value of the mortgage loan was approximately $41.9 million.

Repayments During the Three Months Ended March 31, 2019

During the three months ended March 31, 2019, we (i) prepaid non-recourse mortgage loans totaling $199.6 million and (ii) repaid non-recourse mortgage loans at maturity with an aggregate principal balance of approximately $18.8 million. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 5.0%. Amounts are based on the exchange rate of the related foreign currency as of the date of repayment, as applicable. We primarily used proceeds from issuances of common stock under our ATM Program (Note 12) during the three months ended March 31, 2019 to fund these prepayments. See Note 16, Subsequent Events for mortgage loan prepayments subsequent to March 31, 2019 and through the date of this Report.

Repayments During the Three Months Ended March 31, 2018

During the three months ended March 31, 2018, we (i) prepaid non-recourse mortgage loans totaling $164.9 million, including $12.5 million encumbering properties that were disposed of during the three months ended March 31, 2018, and (ii) repaid non-recourse mortgage loans at maturity with an aggregate principal balance of approximately $9.5 million. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 2.5%. Amounts are based on the exchange rate of the related foreign currency as of the date of repayment, as applicable.

Foreign Currency Exchange Rate Impact

During the three months ended March 31, 2019, the U.S. dollar strengthened against the euro, resulting in an aggregate decrease of $56.3 million in the aggregate carrying values of our Non-recourse mortgages, net, Senior Unsecured Credit Facility, and Senior Unsecured Notes, net from December 31, 2018 to March 31, 2019.

Scheduled Debt Principal Payments

Scheduled debt principal payments as of March 31, 2019 are as follows (in thousands):

Years Ending December 31,	Total (a)
2019 (remainder)	$82,410
2020	585,697
2021	676,791
2022	586,005
2023	922,665
Thereafter through 2031	3,325,412
Total principal payments	6,178,980
Unamortized discount, net (b)	(35,913)
Unamortized deferred financing costs	(19,579)
Total	$6,123,488
__________

(a)	Certain amounts are based on the applicable foreign currency exchange rate at March 31, 2019.

(b)
Represents the unamortized discount, net, of $21.0 million in aggregate primarily resulting from the assumption of property-level debt in connection with business combinations, including the CPA:17 Merger (Note 3), and the unamortized discount on the Senior Unsecured Notes of $14.9 million in aggregate.

W. P. Carey 3/31/2019 10-Q – 37

Notes to Consolidated Financial Statements (Unaudited)

Note 11. Commitments and Contingencies

At March 31, 2019, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 12. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain several stock-based compensation plans, which are more fully described in the 2018 Annual Report. There have been no significant changes to the terms and conditions of any of our stock-based compensation plans or arrangements during the three months ended March 31, 2019. During the three months ended March 31, 2019 and 2018, we recorded stock-based compensation expense of $4.2 million and $8.2 million, respectively. Approximately $4.2 million of the stock-based compensation expense recorded during the three months ended March 31, 2018 was attributable to the modification of restricted share units (“RSUs”) and performance share units (“PSUs”) in connection with the retirement of our former chief executive officer in February 2018.

Restricted and Conditional Awards

Nonvested restricted share awards (“RSAs”), RSUs, and PSUs at March 31, 2019 and changes during the three months ended March 31, 2019 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2019	277,002	$62.41	331,216	$78.82
Granted (a)	132,743	69.86	84,006	92.16
Vested (b)	(133,469)	61.14	(403,701)	74.04
Forfeited	(1,834)	64.72	—	—
Adjustment (c)	—	—	301,426	77.95
Nonvested at March 31, 2019 (d)	274,442	$66.62	312,947	$80.96
__________

(a)
The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing (i) a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period and (ii) future financial performance projections. To estimate the fair value of PSUs granted during the three months ended March 31, 2019, we used a risk-free interest rate of 2.5%, an expected volatility rate of 15.8%, and assumed a dividend yield of zero.

(b)
The grant date fair value of shares vested during the three months ended March 31, 2019 was $38.1 million. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At March 31, 2019 and December 31, 2018, we had an obligation to issue 893,713 and 867,871 shares, respectively, of our common stock underlying such deferred awards, which is recorded within Total stockholders’ equity as a Deferred compensation obligation of $37.3 million and $35.8 million, respectively.

(c)
Vesting and payment of the PSUs is conditioned upon certain company and/or market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. As a result, we recorded adjustments at March 31, 2019 to reflect the number of shares expected to be issued when the PSUs vest.

(d)	At March 31, 2019, total unrecognized compensation expense related to these awards was approximately $33.0 million, with an aggregate weighted-average remaining term of 2.3 years.

W. P. Carey 3/31/2019 10-Q – 38

Notes to Consolidated Financial Statements (Unaudited)

Earnings Per Share

Under current authoritative guidance for determining earnings per share, all nonvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Certain of our nonvested RSUs contain rights to receive non-forfeitable dividend equivalents or dividends, respectively, and therefore we apply the two-class method of computing earnings per share. The calculation of earnings per share below excludes the income attributable to the nonvested participating RSUs from the numerator and such nonvested shares in the denominator. The following table summarizes basic and diluted earnings (in thousands, except share amounts):

	Three Months Ended March 31,
	2019	2018
Net income attributable to W. P. Carey	$68,494	$65,274
Net income attributable to nonvested participating RSUs	(19)	(85)
Net income — basic and diluted	$68,475	$65,189

Weighted-average shares outstanding — basic	167,234,121	108,057,940
Effect of dilutive securities	200,619	153,996
Weighted-average shares outstanding — diluted	167,434,740	108,211,936

For the three months ended March 31, 2019 and 2018, there were no potentially dilutive securities excluded from the computation of diluted earnings per share.

ATM Program

On February 27, 2019, we filed a prospectus supplement with the SEC pursuant to which we may offer and sell shares of our common stock from time to time, up to an aggregate gross sales price of $500.0 million, through an ATM Program with a consortium of banks acting as sales agents. On that date, we also terminated a prior ATM Program that was established on March 1, 2017. During the three months ended March 31, 2019, we issued 4,053,623 shares of our common stock under our current and former ATM Programs at a weighted-average price of $76.17 per share for net proceeds of $303.8 million. Proceeds from issuances of common stock under our ATM Program during the three months ended March 31, 2019 were used primarily to prepay certain non-recourse mortgage loans (Note 10) and to fund acquisitions.

During the three months ended March 31, 2018, we did not issue any shares of our common stock under our prior ATM Program. As of March 31, 2019, $248.8 million remained available for issuance under our current ATM Program. See Note 16, Subsequent Events for issuances under our ATM Program subsequent to March 31, 2019 and through the date of this Report.

W. P. Carey 3/31/2019 10-Q – 39

Notes to Consolidated Financial Statements (Unaudited)

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended March 31, 2019
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$14,102	$(269,091)	$(7)	$(254,996)
Other comprehensive income before reclassifications	5,404	(173)	537	5,768
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(3,522)	—	—	(3,522)
Interest expense	67	—	—	67
Total	(3,455)	—	—	(3,455)
Net current period other comprehensive income	1,949	(173)	537	2,313
Ending balance	$16,051	$(269,264)	$530	$(252,683)

	Three Months Ended March 31, 2018
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$9,172	$(245,022)	$(161)	$(236,011)
Other comprehensive income before reclassifications	(7,014)	18,516	428	11,930
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(1,589)	—	—	(1,589)
Interest expense	211	—	—	211
Total	(1,378)	—	—	(1,378)
Net current period other comprehensive income	(8,392)	18,516	428	10,552
Net current period other comprehensive gain attributable to noncontrolling interests	3	(3,782)	—	(3,779)
Ending balance	$783	$(230,288)	$267	$(229,238)

See Note 9 for additional information on our derivatives activity recognized within Other comprehensive income for the periods presented.

Dividends Declared

During the first quarter of 2019, our Board declared a quarterly dividend of $1.032 per share, which was paid on April 15, 2019 to stockholders of record as of March 29, 2019.

W. P. Carey 3/31/2019 10-Q – 40

Notes to Consolidated Financial Statements (Unaudited)

Note 13. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually and intend to do so for the tax year ending December 31, 2019. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three months ended March 31, 2019 and 2018.

Certain of our subsidiaries have elected TRS status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. We also own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. The accompanying consolidated financial statements include an interim tax provision for our TRSs and foreign subsidiaries, as necessary, for the three months ended March 31, 2019 and 2018. Current income tax benefit (expense) was $0.3 million and $(6.2) million for the three months ended March 31, 2019 and 2018, respectively. Benefit from income taxes for the three months ended March 31, 2019 included a current tax benefit of approximately $6.3 million due to a change in tax position for state and local taxes.

Our TRSs and foreign subsidiaries are subject to U.S. federal, state, and foreign income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether the tax benefit of a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. The majority of our deferred tax assets relate to the timing difference between the financial reporting basis and tax basis for stock-based compensation expense. The majority of our deferred tax liabilities relate to differences between the tax basis and financial reporting basis of the assets acquired in acquisitions in which the tax basis of such assets was not stepped up to fair value for income tax purposes. Benefit from income taxes included deferred income tax benefit of $1.8 million and $12.2 million for the three months ended March 31, 2019 and 2018, respectively. Benefit from income taxes for the three months ended March 31, 2018 included a deferred tax benefit of approximately $6.2 million as a result of the release of a deferred tax liability relating to a property holding company that was no longer required due to a change in tax classification.

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

2019 — During the three months ended March 31, 2019, we sold one property for proceeds of $4.9 million, net of selling costs, and recognized a net gain on the sale of $0.9 million.

2018 — During the three months ended March 31, 2018, we sold five properties for total proceeds of $35.7 million, net of selling costs, and recognized a net gain on these sales totaling $6.7 million (inclusive of income taxes totaling less than $0.1 million recognized upon sale).

W. P. Carey 3/31/2019 10-Q – 41

Notes to Consolidated Financial Statements (Unaudited)

Note 15. Segment Reporting

We evaluate our results from operations through our two major business segments: Real Estate and Investment Management. The following tables present a summary of comparative results and assets for these business segments (in thousands):

Real Estate

	Three Months Ended March 31,
	2019	2018
Revenues
Lease revenues	$262,939	$169,432
Operating property revenues (a)	15,996	7,218
Lease termination income and other	3,270	942
	282,205	177,592

Operating Expenses
Depreciation and amortization	111,413	64,920
General and administrative	15,188	12,065
Reimbursable tenant costs	13,171	6,219
Operating property expenses	10,594	5,670
Property expenses, excluding reimbursable tenant costs	9,912	4,229
Stock-based compensation expense	2,800	4,306
Merger and other expenses	146	(37)
Impairment charges	—	4,790
	163,224	102,162
Other Income and Expenses
Interest expense	(61,313)	(38,074)
Other gains and (losses)	970	(2,887)
Gain on sale of real estate, net	933	6,732
Equity in (losses) earnings of equity method investments in real estate	(78)	3,358
	(59,488)	(30,871)
Income before income taxes	59,493	44,559
(Provision for) benefit from income taxes	(6,159)	3,533
Net Income from Real Estate	53,334	48,092
Net loss (income) attributable to noncontrolling interests	74	(2,792)
Net Income from Real Estate Attributable to W. P. Carey	$53,408	$45,300
__________

(a)
Operating property revenues from our hotels include (i) $3.9 million for the three months ended March 31, 2018 generated from a hotel in Memphis, Tennessee, which was sold in April 2018, (ii) $3.4 million and $3.3 million for the three months ended March 31, 2019 and 2018, respectively, generated from a hotel in Bloomington, Minnesota, and (iii) $2.9 million for the three months ended March 31, 2019, generated from a hotel in Miami, Florida, which was acquired in the CPA:17 Merger (Note 3).

W. P. Carey 3/31/2019 10-Q – 42

Notes to Consolidated Financial Statements (Unaudited)

Investment Management

	Three Months Ended March 31,
	2019	2018
Revenues
Asset management revenue	$9,732	$16,985
Reimbursable costs from affiliates	3,868	5,304
Structuring and other advisory revenue	2,518	1,929
	16,118	24,218
Operating Expenses
General and administrative	6,097	6,518
Reimbursable costs from affiliates	3,868	5,304
Subadvisor fees	2,202	2,032
Stock-based compensation expense	1,365	3,913
Depreciation and amortization	966	1,037
	14,498	18,804
Other Income and Expenses
Equity in earnings of equity method investments in the Managed Programs	5,569	11,967
Other gains and (losses)	(15)	124
	5,554	12,091
Income before income taxes	7,174	17,505
Benefit from income taxes	8,288	2,469
Net Income from Investment Management	15,462	19,974
Net income attributable to noncontrolling interests	(376)	—
Net Income from Investment Management Attributable to W. P. Carey	$15,086	$19,974

Total Company

	Three Months Ended March 31,
	2019	2018
Revenues	$298,323	$201,810
Operating expenses	177,722	120,966
Other income and (expenses)	(53,934)	(18,780)
Benefit from income taxes	2,129	6,002
Net income attributable to noncontrolling interests	(302)	(2,792)
Net income attributable to W. P. Carey	$68,494	$65,274

	Total Assets at
	March 31, 2019	December 31, 2018
Real Estate	$13,899,667	$13,941,963
Investment Management	256,235	241,076
Total Company	$14,155,902	$14,183,039

W. P. Carey 3/31/2019 10-Q – 43

Notes to Consolidated Financial Statements (Unaudited)

Note 16. Subsequent Events

Issuances Under our ATM Program

Since March 31, 2019 and through the date of this Report, we issued 760,169 shares of our common stock under our ATM Program at a weighted-average price of $78.27 per share for net proceeds of approximately $59 million. As of the date of this Report, approximately $189.3 million remained available for issuance under our ATM Program (Note 12).

Mortgage Loan Prepayments

Since March 31, 2019 and through the date of this Report, we prepaid non-recourse mortgage loans with an aggregate principal balance of approximately $185.0 million and a weighted-average interest rate of 5.0%, primarily using proceeds from issuances of common stock under our ATM Program (Note 12).

W. P. Carey 3/31/2019 10-Q – 44

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. This item also provides our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. The discussion also breaks down the financial results of our business by segment to provide a better understanding of how these segments and their results affect our financial condition and results of operations. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2018 Annual Report and subsequent reports filed under the Securities Exchange Act of 1934.

Business Overview

As described in more detail in Item 1 of the 2018 Annual Report, we are a diversified net lease REIT with a portfolio of operationally-critical, commercial real estate that includes 1,168 net lease properties covering approximately 133.5 million square feet and 48 operating properties as of March 31, 2019. We invest in high-quality single tenant industrial, warehouse, office, and retail properties subject to long-term leases with built-in rent escalators. Our portfolio is located primarily in the United States and Northern and Western Europe, and we believe it is well-diversified by tenant, property type, geographic location, and tenant industry.

We also earn fees and other income by managing the portfolios of the Managed Programs through our investment management business. We no longer raise capital for new or existing funds, but currently expect to continue managing our existing Managed Programs through the end of their respective life cycles (Note 1).

Financial Highlights

During the three months ended March 31, 2019, we completed the following (as further described in the consolidated financial statements):

Real Estate

Investments

•	We acquired five investments totaling $184.5 million (Note 4).

•	We completed two construction projects at a cost totaling $53.0 million. Construction projects include build-to-suit and expansion projects (Note 4).

Financing and Capital Markets Transactions

•
We issued 4,053,623 shares of our common stock under our ATM Program at a weighted-average price of $76.17 per share for net proceeds of $303.8 million (Note 12). Proceeds from issuances of common stock under our ATM Program during the three months ended March 31, 2019 were used primarily to prepay certain non-recourse mortgage loans (as described below and in Note 10) and to fund acquisitions. See Note 16 for a discussion of activity under our ATM Program since March 31, 2019.

•
We reduced our mortgage debt outstanding by prepaying or repaying at maturity a total of $218.4 million of non-recourse mortgage loans with a weighted-average interest rate of 5.0% (Note 10). See Note 16 for a discussion of mortgage loan prepayments since March 31, 2019.

Investment Management

As of March 31, 2019, we managed total assets of approximately $7.6 billion on behalf of CPA:18 – Global, CWI 1, CWI 2, and CESH. Upon completion of the CPA:17 Merger (Note 3), we ceased earning advisory fees and other income previously earned when we served as advisor to CPA:17 – Global. During the three months ended March 31, 2018, such fees and other income from CPA:17 – Global totaled $15.8 million. We expect to structure fewer investments on behalf of the Managed Programs going forward because the Managed Programs are fully invested, we no longer raise capital for new or existing funds, and in light of the completion of the CPA:17 Merger.

W. P. Carey 3/31/2019 10-Q – 45

Dividends to Stockholders

In March 2019, we declared a cash dividend of $1.032 per share.

Consolidated Results

(in thousands, except shares)

	Three Months Ended March 31,
	2019	2018
Revenues from Real Estate	$282,205	$177,592
Revenues from Investment Management	16,118	24,218
Total revenues	298,323	201,810

Net income from Real Estate attributable to W. P. Carey	53,408	45,300
Net income from Investment Management attributable to W. P. Carey	15,086	19,974
Net income attributable to W. P. Carey	68,494	65,274

Dividends declared	176,219	109,950

Net cash provided by operating activities	142,846	102,946
Net cash used in investing activities	(154,163)	(40,145)
Net cash used in financing activities	(104,717)	(60,167)

Supplemental financial measures (a):
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Real Estate	188,322	114,934
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Investment Management	13,445	23,436
Adjusted funds from operations attributable to W. P. Carey (AFFO)	201,767	138,370

Diluted weighted-average shares outstanding (b)	167,434,740	108,211,936
__________

(a)
We consider AFFO, a supplemental measure that is not defined by GAAP (a “non-GAAP measure”), to be an important measure in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

(b)
Amount for the three months ended March 31, 2019 reflects the dilutive impact of the 53,849,087 shares of our common stock issued to stockholders of CPA:17 – Global in connection with the CPA:17 Merger on October 31, 2018 (Note 3).

Revenues and Net Income Attributable to W. P. Carey

Total revenues increased significantly for the three months ended March 31, 2019 as compared to the same period in 2018, due to increases within our Real Estate segment, partially offset by decreases within our Investment Management segment. Real Estate revenue increased due to an increase in lease revenues and operating property revenues, primarily from the properties we acquired in the CPA:17 Merger on October 31, 2018 (Note 3) and other property acquisition activity, partially offset by the impact of property dispositions. Investment Management revenue decreased primarily due to the cessation of asset management revenue earned from CPA:17 – Global after the CPA:17 Merger on October 31, 2018 (Note 3).

Net income attributable to W. P. Carey increased for the three months ended March 31, 2019 as compared to the same period in 2018, due to increases within our Real Estate segment, partially offset by decreases within our Investment Management segment. Net income from Real Estate attributable to W. P. Carey increased primarily due to acquisitions and properties acquired in the CPA:17 Merger (Note 3). The increase in revenues from such properties was partially offset by corresponding increases in depreciation and amortization, interest expense, and property expenses. Net income from Investment Management attributable to W. P. Carey decreased primarily due to the cessation of Investment Management revenues and distributions previously earned from CPA:17 – Global (Note 3), partially offset by a one-time tax benefit recognized during the current year period (Note 13).

W. P. Carey 3/31/2019 10-Q – 46

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased for the three months ended March 31, 2019 as compared to the same period in 2018, primarily due to an increase in cash flow generated from properties acquired during 2018 and 2019, including properties acquired in the CPA:17 Merger, partially offset by a decrease in cash flow as a result of property dispositions during 2018 and 2019, as well as an increase in interest expense, primarily due to the assumption of non-recourse mortgage loans in the CPA:17 Merger and the issuance of euro-denominated senior notes in March and October 2018.

AFFO

AFFO increased for the three months ended March 31, 2019 as compared to the same period in 2018, primarily due to higher lease revenues, partially offset by higher interest expense and lower Investment Management revenues and cash distributions as a result of the CPA:17 Merger.

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

Portfolio Summary

	March 31, 2019	December 31, 2018
Number of net-leased properties	1,168	1,163
Number of operating properties (a)	48	48
Number of tenants (net-leased properties)	310	304
Total square footage (net-leased properties, in thousands)	133,518	130,956
Occupancy (net-leased properties)	98.2%	98.3%
Weighted-average lease term (net-leased properties, in years)	10.2	10.2
Number of countries	25	25
Total assets (in thousands)	$14,155,902	$14,183,039
Net investments in real estate (in thousands)	12,017,506	11,928,854

	Three Months Ended March 31,
	2019	2018
Acquisition volume (in millions)	$184.5	$85.2
Construction projects completed (in millions)	53.0	21.1
Average U.S. dollar/euro exchange rate	1.1356	1.2294
Average U.S. dollar/British pound sterling exchange rate	1.3013	1.3917
Change in the U.S. CPI (b)	1.2%	1.2%
Change in the Germany CPI (b)	0.0%	0.1%
Change in the Poland CPI (b)	0.5%	0.0%
Change in the Spain CPI (b)	(0.7)%	(0.8)%
Change in the Netherlands CPI (b)	1.3%	0.5%

__________

W. P. Carey 3/31/2019 10-Q – 47

(a)
At both March 31, 2019 and December 31, 2018, operating properties consisted of 46 self-storage properties, with an average occupancy of 86.4% as of March 31, 2019, and two hotel properties, with an average occupancy of 79.2% for the three months ended March 31, 2019.

(b)	Many of our lease agreements include contractual increases indexed to changes in the U.S. CPI or similar indices in the jurisdictions in which the properties are located.

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at March 31, 2019 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Description	Number of Properties	ABR	ABR Percent	Weighted-Average Lease Term (Years)
U-Haul Moving Partners Inc. and Mercury Partners, LP	Net lease self-storage properties in the U.S.	78	$36,008	3.3%	5.1
Hellweg Die Profi-Baumärkte GmbH & Co. KG (a)	Do-it-yourself retail properties in Germany	44	34,726	3.2%	17.9
State of Andalucia (a)	Government office properties in Spain	70	28,395	2.6%	15.7
The New York Times Company (b)	Media headquarters in New York City	1	27,656	2.6%	5.0
Metro Cash & Carry Italia S.p.A. (a)	Business-to-business wholesale stores in Italy and Germany	20	27,118	2.5%	8.0
Pendragon PLC (a)	Automotive dealerships in the United Kingdom	70	22,130	2.0%	11.1
Marriott Corporation	Net lease hotel properties in the U.S.	18	20,065	1.9%	4.6
Nord Anglia Education, Inc.	K-12 private schools in the U.S.	3	18,419	1.7%	24.4
Advance Auto Parts, Inc.	Distribution facilities in the U.S.	30	18,345	1.7%	13.8
Forterra, Inc. (a) (c)	Industrial properties in the U.S. and Canada	27	18,009	1.7%	24.2
Total		361	$250,871	23.2%	12.3
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

(b)	As of March 31, 2019, the tenant exercised its option to repurchase the property it is leasing in the fourth quarter of 2019. There can be no assurance that such repurchase will be completed (Note 5).

(c)	Of the 27 properties leased to Forterra, Inc., 25 are located in the United States and two are located in Canada.

W. P. Carey 3/31/2019 10-Q – 48

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
United States
South
Texas	$94,750	8.8%	10,807	8.1%
Florida	43,171	4.0%	3,796	2.9%
Georgia	29,078	2.7%	4,024	3.0%
Tennessee	16,103	1.5%	2,445	1.8%
Alabama	13,878	1.3%	2,259	1.7%
Other (b)	12,295	1.1%	2,257	1.7%
Total South	209,275	19.4%	25,588	19.2%
East
New York	34,604	3.2%	1,770	1.3%
North Carolina	30,609	2.8%	6,695	5.0%
Massachusetts	20,896	1.9%	1,397	1.0%
New Jersey	19,149	1.8%	1,100	0.8%
Pennsylvania	15,812	1.5%	2,578	1.9%
South Carolina	15,060	1.4%	4,158	3.1%
Virginia	13,250	1.2%	1,430	1.1%
Kentucky	10,890	1.0%	3,063	2.3%
Other (b)	22,290	2.1%	3,531	2.7%
Total East	182,560	16.9%	25,722	19.2%
Midwest
Illinois	47,767	4.4%	5,605	4.2%
Minnesota	25,495	2.4%	2,451	1.8%
Indiana	17,662	1.6%	2,827	2.1%
Ohio	13,814	1.3%	3,036	2.3%
Wisconsin	13,383	1.2%	3,125	2.3%
Michigan	13,117	1.2%	2,073	1.6%
Other (b)	26,176	2.4%	4,703	3.5%
Total Midwest	157,414	14.5%	23,820	17.8%
West
California	56,471	5.2%	4,679	3.5%
Arizona	36,801	3.4%	3,652	2.7%
Colorado	11,190	1.0%	1,008	0.8%
Other (b)	40,613	3.8%	4,095	3.1%
Total West	145,075	13.4%	13,434	10.1%
United States Total	694,324	64.2%	88,564	66.3%
International
Germany	63,690	5.9%	6,922	5.2%
Poland	49,644	4.6%	7,021	5.2%
Spain	48,948	4.5%	4,226	3.2%
The Netherlands	46,817	4.3%	6,306	4.7%
United Kingdom	39,412	3.6%	2,924	2.2%
Italy	25,512	2.4%	2,386	1.8%
France	15,731	1.5%	1,429	1.1%
Denmark	12,087	1.1%	1,987	1.5%
Canada	11,342	1.0%	1,817	1.4%
Finland	11,263	1.0%	949	0.7%
Croatia	10,846	1.0%	1,857	1.4%
Other (c)	52,306	4.9%	7,130	5.3%
International Total	387,598	35.8%	44,954	33.7%
Total	$1,081,922	100.0%	133,518	100.0%

W. P. Carey 3/31/2019 10-Q – 49

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
Office	$278,776	25.8%	17,529	13.1%
Industrial	251,434	23.2%	44,763	33.5%
Warehouse	226,731	20.9%	43,043	32.2%
Retail (d)	190,065	17.6%	18,623	14.0%
Other (e)	134,916	12.5%	9,560	7.2%
Total	$1,081,922	100.0%	133,518	100.0%
__________

(a)	Includes square footage for any vacant properties.

(b)
Other properties within South include assets in Louisiana, Arkansas, Oklahoma, and Mississippi. Other properties within East include assets in Maryland, Connecticut, West Virginia, New Hampshire, and Maine. Other properties within Midwest include assets in Missouri, Kansas, Nebraska, Iowa, South Dakota, and North Dakota. Other properties within West include assets in Utah, Nevada, Oregon, Washington, New Mexico, Wyoming, Montana, and Alaska.

(c)	Includes assets in Lithuania, Norway, Hungary, Mexico, Austria, Portugal, Japan, the Czech Republic, Slovakia, Latvia, Sweden, Belgium, and Estonia.

(d)	Includes automotive dealerships.

(e)	Includes ABR from tenants within the following property types: education facility, self storage (net lease), hotel (net lease), fitness facility, laboratory, theater, and student housing (net lease).

W. P. Carey 3/31/2019 10-Q – 50

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	ABR Percent	Square Footage	Square Footage Percent
Retail Stores (a)	$226,596	20.9%	29,944	22.4%
Consumer Services	91,775	8.5%	6,686	5.0%
Automotive	68,643	6.4%	11,750	8.8%
Cargo Transportation	58,082	5.4%	9,297	7.0%
Business Services	57,273	5.3%	5,075	3.8%
Grocery	51,395	4.8%	6,695	5.0%
Healthcare and Pharmaceuticals	48,967	4.5%	3,923	2.9%
Hotel, Gaming, and Leisure	44,716	4.1%	2,550	1.9%
Media: Advertising, Printing, and Publishing	42,947	4.0%	2,292	1.7%
Sovereign and Public Finance	41,330	3.8%	3,364	2.5%
Construction and Building	41,127	3.8%	7,673	5.7%
Containers, Packaging, and Glass	35,894	3.3%	6,527	4.9%
Capital Equipment	35,779	3.3%	5,881	4.4%
Beverage, Food, and Tobacco	32,440	3.0%	4,432	3.3%
High Tech Industries	27,161	2.5%	2,921	2.2%
Insurance	24,542	2.3%	1,759	1.3%
Banking	18,873	1.7%	1,247	0.9%
Telecommunications	18,698	1.7%	1,736	1.3%
Durable Consumer Goods	18,457	1.7%	4,265	3.2%
Non-Durable Consumer Goods	16,860	1.6%	4,731	3.6%
Aerospace and Defense	13,342	1.2%	1,279	1.0%
Wholesale	12,747	1.2%	2,005	1.5%
Media: Broadcasting and Subscription	12,711	1.2%	784	0.6%
Chemicals, Plastics, and Rubber	11,909	1.1%	1,403	1.1%
Other (b)	29,658	2.7%	5,299	4.0%
Total	$1,081,922	100.0%	133,518	100.0%
__________

(a)	Includes automotive dealerships.

(b)
Includes ABR from tenants in the following industries: metals and mining, oil and gas, environmental industries, electricity, consumer transportation, forest products and paper, real estate, and finance. Also includes square footage for vacant properties.

W. P. Carey 3/31/2019 10-Q – 51

Lease Expirations
(in thousands, except percentages and number of leases)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage	Square Footage Percent
Remaining 2019	16	13	$14,515	1.3%	1,029	0.8%
2020	26	23	21,523	2.0%	2,197	1.6%
2021	80	23	37,571	3.5%	4,833	3.6%
2022	42	31	74,925	6.9%	9,591	7.2%
2023	30	28	49,340	4.6%	6,351	4.7%
2024 (b)	53	33	133,979	12.4%	14,535	10.9%
2025	58	26	55,402	5.1%	7,129	5.3%
2026	30	18	45,491	4.2%	7,068	5.3%
2027	46	28	71,987	6.7%	8,494	6.4%
2028	44	26	66,364	6.1%	6,794	5.1%
2029	28	16	32,903	3.0%	4,187	3.1%
2030	35	23	79,948	7.4%	7,981	6.0%
2031	63	13	60,032	5.5%	6,362	4.8%
2032	39	17	48,320	4.5%	7,493	5.6%
Thereafter (>2032)	114	66	289,622	26.8%	37,064	27.8%
Vacant	—	—	—	—%	2,410	1.8%
Total	704		$1,081,922	100.0%	133,518	100.0%
__________

(a)	Assumes tenants do not exercise any renewal options or purchase options.

(b)
Includes ABR of $27.7 million from a tenant (The New York Times Company) that as of March 31, 2019 exercised its option to repurchase the property it is leasing in the fourth quarter of 2019. There can be no assurance that such repurchase will be completed (Note 5).

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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties, net of receivable reserves as determined by GAAP, and reflects exchange rates as of March 31, 2019. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

W. P. Carey 3/31/2019 10-Q – 52

Results of Operations

We operate in two reportable segments: Real Estate and Investment Management. We evaluate our results of operations with a primary focus on increasing and enhancing the value, quality, and number of properties in our Real Estate segment. We focus our efforts on accretive investing and improving portfolio quality through re-leasing efforts, including negotiation of lease renewals, or selectively selling assets in order to increase value in our real estate portfolio. Through our Investment Management segment, we expect to continue to earn fees and other income from the management of the portfolios of the remaining Managed Programs until those programs reach the end of their respective life cycles.

W. P. Carey 3/31/2019 10-Q – 53

Real Estate — Property Level Contribution

The following table presents the Property level contribution for our consolidated net-leased and operating properties within our Real Estate segment, as well as a reconciliation to Net income from Real Estate attributable to W. P. Carey (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Existing Net-Leased Properties
Lease revenues	$160,202	$159,363	$839
Depreciation and amortization	(56,108)	(59,255)	3,147
Reimbursable tenant costs	(6,120)	(5,697)	(423)
Property expenses	(4,400)	(3,652)	(748)
Property level contribution	93,574	90,759	2,815
Net-Leased Properties Acquired in the CPA:17 Merger
Lease revenues	86,097	—	86,097
Depreciation and amortization	(37,892)	—	(37,892)
Reimbursable tenant costs	(6,677)	—	(6,677)
Property expenses	(4,700)	—	(4,700)
Property level contribution	36,828	—	36,828
Recently Acquired Net-Leased Properties
Lease revenues	16,632	291	16,341
Depreciation and amortization	(7,103)	(121)	(6,982)
Reimbursable tenant costs	(374)	—	(374)
Property expenses	(521)	(44)	(477)
Property level contribution	8,634	126	8,508
Existing Operating Property
Operating property revenues	3,436	3,282	154
Depreciation and amortization	(379)	(427)	48
Operating property expenses	(2,997)	(2,732)	(265)
Property level contribution	60	123	(63)
Operating Properties Acquired in the CPA:17 Merger
Operating property revenues	12,560	—	12,560
Depreciation and amortization	(9,618)	—	(9,618)
Operating property expenses	(7,596)	—	(7,596)
Property level contribution	(4,654)	—	(4,654)
Properties Sold or Held for Sale
Lease revenues	8	9,778	(9,770)
Operating property revenues	—	3,936	(3,936)
Depreciation and amortization	—	(4,792)	4,792
Reimbursable tenant costs	—	(522)	522
Property expenses	(291)	(533)	242
Operating property expenses	(1)	(2,938)	2,937
Property level contribution	(284)	4,929	(5,213)
Property Level Contribution	134,158	95,937	38,221
Add: Lease termination income and other	3,270	942	2,328
Less other expenses:
General and administrative	(15,188)	(12,065)	(3,123)
Stock-based compensation expense	(2,800)	(4,306)	1,506
Corporate depreciation and amortization	(313)	(325)	12
Merger and other expenses	(146)	37	(183)
Impairment charges	—	(4,790)	4,790
Other Income and Expenses
Interest expense	(61,313)	(38,074)	(23,239)
Other gains and (losses)	970	(2,887)	3,857
Gain on sale of real estate, net	933	6,732	(5,799)
Equity in (losses) earnings of equity method investments in real estate	(78)	3,358	(3,436)
	(59,488)	(30,871)	(28,617)
Income before income taxes	59,493	44,559	14,934
(Provision for) benefit from income taxes	(6,159)	3,533	(9,692)
Net Income from Real Estate	53,334	48,092	5,242
Net loss (income) attributable to noncontrolling interests	74	(2,792)	2,866
Net Income from Real Estate Attributable to W. P. Carey	$53,408	$45,300	$8,108

W. P. Carey 3/31/2019 10-Q – 54

Also refer to Note 15 for a table presenting the comparative results of our Real Estate segment.

Property level contribution is a non-GAAP measure that we believe to be a useful supplemental measure for management and investors in evaluating and analyzing the financial results of our net-leased and operating properties included in our Real Estate segment over time. Property level contribution presents our lease and operating property revenues, less property expenses, reimbursable tenant costs, and depreciation and amortization. Reimbursable tenant costs (within Real Estate revenues) are now included within Lease revenues in the consolidated statements of income (Note 2). We believe that Property level contribution allows for meaningful comparison between periods of the direct costs of owning and operating our net-leased assets and operating properties. While we believe that Property level contribution is a useful supplemental measure, it should not be considered as an alternative to Net income from Real Estate attributable to W. P. Carey as an indication of our operating performance.

Existing Net-Leased Properties

Existing net-leased properties are those that we acquired or placed into service prior to January 1, 2018 and that were not sold or held for sale during the periods presented. For the periods presented, there were 798 existing net-leased properties.

For the three months ended March 31, 2019 as compared to the same period in 2018, lease revenues from existing net-leased properties increased by $3.3 million due to new leases, $1.6 million related to scheduled rent increases, and $1.3 million related to completed construction projects on existing properties. These increases were partially offset by decreases of $3.9 million as a result of the weakening of foreign currencies (primarily the euro) in relation to the U.S. dollar between the periods and $1.7 million due to lease expirations and rejections. Depreciation and amortization expense from existing net-leased properties decreased primarily as a result of the weakening of foreign currencies (primarily the euro) in relation to the U.S. dollar between the periods, as well as accelerated amortization of an in-place lease intangible during the prior year period in connection with a lease termination in the fourth quarter of 2017.

Net-Leased Properties Acquired in the CPA:17 Merger

Net-leased properties acquired in the CPA:17 Merger on October 31, 2018 (Note 3) consisted of 253 net-leased properties, as well as one property placed into service during the first quarter of 2019, which was an open build-to-suit project at the time of acquisition in the CPA:17 Merger.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2017, excluding properties acquired in the CPA:17 Merger, and that were not sold or held for sale during the periods presented. Since January 1, 2018, we acquired 20 investments comprised of 80 properties, four of which we acquired during the first quarter of 2018, 16 of which we acquired during the second quarter of 2018, 39 of which we acquired during the third quarter of 2018, 16 of which we acquired during the fourth quarter of 2018, and five of which we acquired during the first quarter of 2019. We also placed one property into service during the second quarter of 2018 and one property into service during the third quarter of 2018.

Existing Operating Property

We have one hotel operating property with results of operations reflected in all periods presented. In April 2018, we sold another hotel operating property, which is included in Properties Sold or Held for Sale below.

For the three months ended March 31, 2019 as compared to the same period in 2018, property level contribution from our existing operating property was substantially unchanged.

Operating Properties Acquired in the CPA:17 Merger

Operating properties acquired in the CPA:17 Merger (Note 3) consisted of 37 self-storage properties (which excludes seven self-storage properties acquired in the CPA:17 Merger accounted for under the equity method) and one hotel.

W. P. Carey 3/31/2019 10-Q – 55

Properties Sold or Held for Sale

During the three months ended March 31, 2019, we disposed of one property. During the year ended December 31, 2018, we disposed of 72 properties, including one hotel operating property.

In addition to the impact on property level contribution related to properties we sold or classified as held for sale during the periods presented, we recognized gains on sale of real estate and gains on extinguishment of debt. The impact of these transactions is described in further detail below and in Note 14.

Other Revenues and Expenses

Lease Termination Income and Other

2019 — For the three months ended March 31, 2019, lease termination income and other was $3.3 million, primarily comprised of (i) interest income from our loans receivable totaling $1.7 million, (ii) income substantially from a parking garage attached to one of our net-leased properties totaling $0.8 million, and (iii) income of $0.6 million from a former tenant that declared bankruptcy.

General and Administrative

General and administrative expenses recorded by our Real Estate segment are allocated based on time incurred by our personnel for the Real Estate and Investment Management segments.

As discussed in Note 3, certain personnel costs and overhead costs are charged to CPA:18 – Global based on the trailing 12-month reported revenues of the Managed Programs and us. We allocate certain personnel and overhead costs to the CWI REITs and CESH based on the time incurred by our personnel.

For the three months ended March 31, 2019 as compared to the same period in 2018, general and administrative expenses in our Real Estate segment increased by $3.1 million, primarily due to an increase in time spent by management and personnel on Real Estate segment activities.

Stock-based Compensation Expense

For the three months ended March 31, 2019 as compared to the same period in 2018, stock-based compensation expense allocated to our Real Estate segment decreased by $1.5 million, primarily due to the modification of RSUs and PSUs in connection with the retirement of our former chief executive officer in February 2018 (Note 12), partially offset by an increase in time spent by management and personnel on Real Estate segment activities.

Impairment Charges

Our impairment charges are more fully described in Note 8.

We did not recognize any impairment charges during the three months ended March 31, 2019.

During the three months ended March 31, 2018, we recognized impairment charges totaling $4.8 million on two properties in order to reduce the carrying values of the properties to their estimated fair values. We recognized an impairment charge of $3.8 million on one of those properties due to a tenant bankruptcy and the resulting vacancy. We recognized an impairment charge of $1.0 million on the other property due to a lease expiration and resulting vacancy.

Interest Expense

For the three months ended March 31, 2019 as compared to the same period in 2018, interest expense increased by $23.2 million, primarily due to $19.8 million of interest expense incurred during the current year period related to non-recourse mortgage loans assumed in the CPA:17 Merger (Note 3). In addition, interest expense increased due to the issuance of the €500.0 million of 2.125% Senior Notes due 2027 on March 6, 2018 and the €500.0 million of 2.250% Senior Notes due 2026 on October 9, 2018. Our average outstanding debt balance was $6.4 billion and $4.4 billion for the three months ended March 31, 2019 and 2018, respectively. Also, our weighted-average interest rate was 3.6% and 3.4% for the three months ended March 31, 2019 and 2018, respectively.

W. P. Carey 3/31/2019 10-Q – 56

Other Gains and (Losses)

Other gains and (losses) primarily consists of gains and losses on foreign currency transactions, derivative instruments, and extinguishment of debt. For the three months ended March 31, 2018, gains and losses on foreign currency transactions were recognized on the remeasurement of certain of our euro-denominated unsecured debt instruments that were not designated as net investment hedges; such instruments were all designated as net investment hedges during the three months ended March 31, 2019 (Note 9). We also make certain foreign currency-denominated intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short-term loans, are included in the determination of net income. In addition, we have certain derivative instruments, including common stock warrants and foreign currency forward and collar contracts, that are not designated as hedges for accounting purposes, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

2019 — For the three months ended March 31, 2019, net other gains were $1.0 million. During the period, we recognized realized gains of $3.8 million related to the settlement of foreign currency forward contracts and foreign currency collars. These gains were partially offset by net realized and unrealized losses of $1.7 million on foreign currency transactions as a result of changes in foreign currency exchange rates and a net loss on extinguishment of debt totaling $1.3 million related to the repayment of mortgage loans during the period.

2018 — For the three months ended March 31, 2018, net other losses were $2.9 million. During the period, we recognized net realized and unrealized losses of $3.2 million on foreign currency transactions as a result of changes in foreign currency exchange rates and a net loss on extinguishment of debt totaling $1.6 million primarily related to the repayment of certain term loans. These losses were partially offset by realized gains of $1.5 million related to the settlement of foreign currency forward contracts and foreign currency collars.

Gain on Sale of Real Estate, Net

Gain on sale of real estate, net, consists of gain on the sale of properties, net of tax that were disposed of during the three months ended March 31, 2019 and 2018. Our dispositions are more fully described in Note 14.

2019 — During the three months ended March 31, 2019, we sold one property for proceeds of $4.9 million, net of selling costs, and recognized a net gain on the sale of $0.9 million.

2018 — During the three months ended March 31, 2018, we sold five properties for total proceeds of $35.7 million, net of selling costs, and recognized a net gain on these sales totaling $6.7 million (inclusive of income taxes totaling less than $0.1 million recognized upon sale).

Equity in (Losses) Earnings of Equity Method Investments in Real Estate

In connection with the CPA:17 Merger (Note 3), we acquired the remaining interests in six investments, in which we already had a joint interest and accounted for under the equity method, and equity interests in seven unconsolidated investments (Note 7). In November 2018, we acquired an equity interest in two self-storage properties (Note 7); this acquisition was related to a jointly owned investment in seven self-storage properties that we acquired in the CPA:17 Merger. In February 2019, we received a full repayment of our preferred equity interest in an investment, which is now retired (Note 7). The following table presents the details of our Equity in (losses) earnings of equity method investments in real estate (in thousands):

	Three Months Ended March 31,
	2019	2018
Equity in (losses) earnings of equity method investments in real estate:
Retired equity investment	$260	$319
Recently acquired equity investment	(201)	—
Equity investments acquired in the CPA:17 Merger	(137)	—
Equity investments consolidated after the CPA:17 Merger	—	3,039
Equity in (losses) earnings of equity method investments in real estate	$(78)	$3,358

W. P. Carey 3/31/2019 10-Q – 57

(Provision for) Benefit from Income Taxes

For the three months ended March 31, 2019, we recorded a provision for income taxes of $6.2 million, compared to a benefit from income taxes of $3.5 million recognized during the three months ended March 31, 2018, within our Real Estate segment. During the three months ended March 31, 2018, we recognized a deferred tax benefit of approximately $6.2 million as a result of the release of a deferred tax liability relating to a property holding company that was no longer required due to a change in tax classification. For the three months ended March 31, 2019, we also recognized a provision for income taxes totaling $2.6 million related to properties acquired in the CPA:17 Merger on October 31, 2018 (Note 3).

Net Loss (Income) Attributable to Noncontrolling Interests

For the three months ended March 31, 2019, we recorded loss attributable to noncontrolling interests of less than $0.1 million, compared to income attributable to noncontrolling interests of $2.8 million for the three months ended March 31, 2018. During the prior year period, we consolidated seven less-than-wholly-owned investments, for which the remaining interest was owned by CPA:17 – Global or a third party. Following the CPA:17 Merger on October 31, 2018 (Note 3), we consolidate two less-than-wholly-owned investments (for which the remaining interest was owned by a third party), resulting in a decrease in amounts attributable to noncontrolling interests during the current year period as compared to the prior year period.

W. P. Carey 3/31/2019 10-Q – 58

Investment Management

We earn revenue as the advisor to the Managed Programs. For the periods presented, we acted as advisor to the following Managed Programs: CPA:17 – Global (through October 31, 2018), CPA:18 – Global, CWI 1, CWI 2, and CESH. Upon completion of the CPA:17 Merger on October 31, 2018 (Note 3), the advisory agreements with CPA:17 – Global were terminated and we ceased earning revenue from CPA:17 – Global. We no longer raise capital for new or existing funds, but we currently expect to continue to manage all existing Managed Programs and earn the various fees described below through the end of their respective life cycles (Note 1, Note 3). As of March 31, 2019, we managed total assets of approximately $7.6 billion on behalf of the remaining Managed Programs.

Below is a summary of comparative results of our Investment Management segment (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Revenues
Asset management revenue	$9,732	$16,985	$(7,253)
Reimbursable costs from affiliates	3,868	5,304	(1,436)
Structuring and other advisory revenue	2,518	1,929	589
	16,118	24,218	(8,100)
Operating Expenses
General and administrative	6,097	6,518	(421)
Reimbursable costs from affiliates	3,868	5,304	(1,436)
Subadvisor fees	2,202	2,032	170
Stock-based compensation expense	1,365	3,913	(2,548)
Depreciation and amortization	966	1,037	(71)
	14,498	18,804	(4,306)
Other Income and Expenses
Equity in earnings of equity method investments in the Managed Programs	5,569	11,967	(6,398)
Other gains and (losses)	(15)	124	(139)
	5,554	12,091	(6,537)
Income before income taxes	7,174	17,505	(10,331)
Benefit from income taxes	8,288	2,469	5,819
Net Income from Investment Management	15,462	19,974	(4,512)
Net income attributable to noncontrolling interests	(376)	—	(376)
Net Income from Investment Management Attributable to W. P. Carey	$15,086	$19,974	$(4,888)

Asset Management Revenue

During the periods presented, we earned asset management revenue from (i) CPA:17 – Global (prior to the CPA:17 Merger) and CPA:18 – Global based on the value of their real estate-related assets under management, (ii) the CWI REITs based on the value of their lodging-related assets under management, and (iii) CESH based on its gross assets under management at fair value. Asset management revenue may increase or decrease depending upon changes in the Managed Programs’ asset bases as a result of purchases, sales, or changes in the appraised value of the real estate-related and lodging-related assets in their investment portfolios. For 2019, (i) we receive asset management fees from CPA:18 – Global 50% in cash and 50% in shares of its common stock, (ii) we receive asset management fees from the CWI REITs in shares of their common stock, and (iii) we receive asset management fees from CESH in cash. As a result of the CPA:17 Merger (Note 3), we no longer receive asset management revenue from CPA:17 – Global.

For the three months ended March 31, 2019 as compared to the same period in 2018, asset management revenue decreased by $7.3 million, primarily due to a decrease in asset management revenue of $7.5 million as a result of the cessation of asset management revenue earned from CPA:17 – Global after the CPA:17 Merger on October 31, 2018 (Note 3).

W. P. Carey 3/31/2019 10-Q – 59

Reimbursable Costs from Affiliates

Reimbursable costs from affiliates represent costs incurred by us on behalf of the Managed Programs. Following the CPA:17 Merger (Note 3), we no longer receive reimbursement of certain personnel costs and overhead costs from CPA:17 – Global, which totaled $1.8 million for the three months ended March 31, 2018.

Structuring and Other Advisory Revenue

We earn structuring revenue when we structure investments and debt placement transactions for the Managed Programs. Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation, and is expected to continue to decline on an annual basis in future periods because the Managed Programs are fully invested, we no longer raise capital for new or existing funds, and as a result of the CPA:17 Merger. Going forward, investment activity for the Managed Programs will be generally limited to capital recycling. In addition, we may earn disposition revenue when we complete dispositions for the Managed Programs.

For the three months ended March 31, 2019 as compared to the same period in 2018, structuring and other advisory revenue increased by $0.6 million. Structuring revenue from CPA:18 – Global was $1.2 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively, reflecting one new investment in a student housing development project in each period. We received disposition fees from CPA:18 – Global totaling $1.1 million during the three months ended March 31, 2019, related to the disposition of properties for CPA:18 – Global. In addition, structuring revenue for the three months ended March 31, 2018 included $0.4 million from CWI 1 related to a mortgage loan refinancing.

General and Administrative

General and administrative expenses recorded by our Investment Management segment are allocated based on time incurred by our personnel for the Real Estate and Investment Management segments. As discussed in Note 3, certain personnel costs and overhead costs are charged to CPA:18 – Global based on the trailing 12-month reported revenues of the Managed Programs and us. We allocate certain personnel and overhead costs to the CWI REITs and CESH based on the time incurred by our personnel.

For the three months ended March 31, 2019 as compared to the same period in 2018, general and administrative expenses in our Investment Management segment decreased by $0.4 million, primarily due to a decrease in time spent by management and personnel on Investment Management segment activities.

Subadvisor Fees

Pursuant to the terms of the subadvisory agreements we have with the third-party subadvisors in connection with both CWI 1 and CWI 2, we pay a subadvisory fee equal to 20% of the amount of fees paid to us by CWI 1 and 25% of the amount of fees paid to us by CWI 2, including but not limited to: acquisition fees, asset management fees, loan refinancing fees, property management fees, and subordinated disposition fees, each as defined in the advisory agreements we have with each of CWI 1 and CWI 2. We also pay to each subadvisor 20% and 25% of the net proceeds resulting from any sale, financing, or recapitalization or sale of securities of CWI 1 and CWI 2, respectively, by us, the advisor. In addition, in connection with the multi-family properties acquired on behalf of CPA:18 – Global, we entered into agreements with third-party advisors for the day-to-day management of the properties, for which we paid 100% of asset management fees paid to us by CPA:18 – Global, as well as disposition fees. In 2018, CPA:18 – Global sold five of its six multi-family properties and in January 2019 CPA:18 – Global sold its remaining multi-family property. We also terminated the related subadvisory agreement, so subadvisor fees related to CPA:18 – Global will cease in future periods.

For the three months ended March 31, 2019 as compared to the same period in 2018, subadvisor fees were substantially unchanged.

Stock-based Compensation Expense

For the three months ended March 31, 2019 as compared to the same period in 2018, stock-based compensation expense allocated to our Investment Management segment decreased by $2.5 million, primarily due to the modification of RSUs and PSUs in connection with the retirement of our former chief executive officer in February 2018 (Note 12), as well as a decrease in time spent by management and personnel on Investment Management segment activities.

W. P. Carey 3/31/2019 10-Q – 60

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

	Three Months Ended March 31,
	2019	2018
Equity in earnings of equity method investments in the Managed Programs:
Equity in (losses) earnings of equity method investments in the Managed Programs (a)	$(116)	$1,465
Distributions of Available Cash: (b)
CPA:17 – Global (c)	—	6,170
CPA:18 – Global	1,848	1,905
CWI 1	1,899	972
CWI 2	1,938	1,455
Equity in earnings of equity method investments in the Managed Programs	$5,569	$11,967
__________

(a)
Decrease for the three months ended March 31, 2019 as compared to the same period in 2018 was primarily due to a decrease of $1.1 million as a result of the completion of the CPA:17 Merger on October 31, 2018 (Note 3). We no longer recognize equity income from our investment in shares of common stock of CPA:17 – Global.

(b)
We are entitled to receive distributions of up to 10% of the Available Cash from the operating partnerships of each of the Managed REITs, as defined in their respective operating partnership agreements (Note 3). Distributions of Available Cash received and earned from the Managed REITs fluctuate based on the timing of certain events, including acquisitions and dispositions.

(c)	As a result of the completion of the CPA:17 Merger on October 31, 2018 (Note 3), we will no longer receive distributions of Available Cash from CPA:17 – Global.

Benefit from Income Taxes

For the three months ended March 31, 2019 as compared to the same period in 2018, benefit from income taxes increased by $5.8 million within our Investment Management segment, primarily due to a change in tax position for state and local taxes, which resulted in a current tax benefit of approximately $6.3 million recognized during the current year period.

Liquidity and Capital Resources

Sources and Uses of Cash During the Period

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund dividends to stockholders. Our cash flows fluctuate periodically due to a number of factors, which may include, among other things: the timing of our equity and debt offerings; the timing of purchases and sales of real estate; the timing of the repayment of mortgage loans and receipt of lease revenues; the timing and amount of other lease-related payments; the receipt of the annual installment of deferred acquisition revenue from CPA:18 – Global; the receipt of the asset management fees in either shares of the common stock or limited partnership units of the Managed Programs or cash; the timing of distributions from equity investments in the Managed Programs and real estate; the receipt of distributions of Available Cash from the Managed REITs; the timing of settlement of foreign currency transactions; and changes in foreign currency exchange rates. We no longer receive certain fees and distributions from CPA:17 – Global following the completion of the CPA:17 Merger on October 31, 2018 (Note 3). Despite these fluctuations, we believe that we will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, available capacity under our Senior Unsecured Credit Facility, proceeds from dispositions of properties, net contributions from noncontrolling interests, and the issuance of additional debt or equity securities, such as sales of our stock through our ATM Program, in order to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

W. P. Carey 3/31/2019 10-Q – 61

Operating Activities — Net cash provided by operating activities increased by $39.9 million during the three months ended March 31, 2019 as compared to the same period in 2018, primarily due to an increase in cash flow generated from properties acquired during 2018 and 2019, including properties acquired in the CPA:17 Merger, partially offset by a decrease in cash flow as a result of property dispositions during 2018 and 2019, as well as an increase in interest expense primarily due to the assumption of non-recourse mortgage loans in the CPA:17 Merger and the issuance of euro-denominated senior notes in March and October 2018.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property-related costs.

During the three months ended March 31, 2019, we used $164.9 million to acquire five investments (Note 4). We used $27.1 million to fund construction projects and other capital expenditures on certain properties within our real estate portfolio. Additionally, we received $15.0 million in proceeds from the full repayment of a preferred equity interest (Note 7) and sold one property for net proceeds of $4.9 million (Note 14). We also received $3.8 million in distributions from equity method investments in the Managed Programs and real estate in excess of cumulative equity income.

Financing Activities — During the three months ended March 31, 2019, we received $303.8 million in net proceeds from the issuance of shares under our ATM Program (Note 12). Gross borrowings under our Senior Unsecured Credit Facility were $145.2 million and repayments were $128.5 million (Note 10). We also made prepaid and scheduled non-recourse mortgage loan principal payments of $199.6 million and $40.4 million, respectively. Additionally, we paid dividends to stockholders totaling $171.4 million related to the fourth quarter of 2018.

Summary of Financing

The table below summarizes our Senior Unsecured Notes, our non-recourse mortgages, and our Senior Unsecured Credit Facility (dollars in thousands):

	March 31, 2019	December 31, 2018
Carrying Value
Fixed rate:
Senior Unsecured Notes (a)	$3,513,268	$3,554,470
Non-recourse mortgages (a)	1,717,068	1,795,460
	5,230,336	5,349,930
Variable rate:
Unsecured Revolving Credit Facility	106,899	91,563
Non-recourse mortgages (a):
Amount subject to interest rate swaps and caps	543,850	561,959
Floating interest rate mortgage loans	242,403	375,239
	893,152	1,028,761
	$6,123,488	$6,378,691

Percent of Total Debt
Fixed rate	85%	84%
Variable rate	15%	16%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	3.6%	3.7%
Variable rate (b)	3.4%	3.4%

__________

W. P. Carey 3/31/2019 10-Q – 62

(a)
Aggregate debt balance includes unamortized discount, net, totaling $35.9 million and $37.6 million as of March 31, 2019 and December 31, 2018, respectively, and unamortized deferred financing costs totaling $19.6 million and $20.5 million as of March 31, 2019 and December 31, 2018, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At March 31, 2019, our cash resources consisted of the following:

•
cash and cash equivalents totaling $243.3 million. Of this amount, $124.0 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

•	our Unsecured Revolving Credit Facility, with available capacity of $1.4 billion; and

•	unleveraged properties that had an aggregate asset carrying value of $6.7 billion at March 31, 2019, although there can be no assurance that we would be able to obtain financing for these properties.

We have also accessed the capital markets through additional debt and equity offerings, such as the shares of common stock issued under our ATM Programs. During the three months ended March 31, 2019, we issued 4,053,623 shares of our common stock under our current and former ATM Programs at a weighted-average price of $76.17 per share, for net proceeds of $303.8 million. As of March 31, 2019, $248.8 million remained available for issuance under our current ATM Program (Note 12). See Note 16, Subsequent Events for issuances under our ATM Program subsequent to March 31, 2019 and through the date of this Report.

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments; funding capital commitments such as construction projects; paying dividends to our stockholders; paying distributions to our affiliates that hold noncontrolling interests in entities we control; making scheduled interest payments on the Senior Unsecured Notes, scheduled principal and balloon payments on our mortgage loan obligations, and prepayments of certain of our mortgage loan obligations; and other normal recurring operating expenses.

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

W. P. Carey 3/31/2019 10-Q – 63

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments) at March 31, 2019 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Unsecured Notes — principal (a) (b)	$3,546,999	$—	$—	$561,750	$2,985,249
Non-recourse mortgages — principal (a)	2,525,082	271,065	1,046,568	959,350	248,099
Unsecured Revolving Credit Facility — principal (a) (c)	106,899	—	106,899	—	—
Interest on borrowings (d)	996,617	222,900	371,100	263,510	139,107
Capital commitments and tenant expansion allowances (e)	244,054	153,561	86,980	—	3,513
	$7,419,651	$647,526	$1,611,547	$1,784,610	$3,375,968

__________

(a)
Excludes unamortized deferred financing costs totaling $19.6 million, the unamortized discount on the Senior Unsecured Notes of $14.9 million in aggregate, and the aggregate unamortized fair market value adjustment of $21.0 million, primarily resulting from the assumption of property-level debt in connection with business combinations, including the CPA:17 Merger (Note 3).

(b)	Our Senior Unsecured Notes are scheduled to mature from 2023 through 2027 (Note 10).

(c)	Our Unsecured Revolving Credit Facility is scheduled to mature on February 22, 2021 unless extended pursuant to its terms.

(d)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at March 31, 2019.

(e)
Capital commitments include (i) $198.7 million related to build-to-suit projects, including $48.0 million related to projects for which the tenant has not exercised the associated construction option, and (ii) $45.3 million related to unfunded tenant improvements, including certain discretionary commitments.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at March 31, 2019, which consisted primarily of the euro. At March 31, 2019, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

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

W. P. Carey 3/31/2019 10-Q – 64

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

We modify the NAREIT computation of FFO to include other adjustments to GAAP net income to adjust for certain non-cash charges such as amortization of real estate-related intangibles, deferred income tax benefits and expenses, straight-line rents, stock-based compensation, non-cash environmental accretion expense, and amortization of deferred financing costs. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. Additionally, we exclude non-core income and expenses such as gains or losses from extinguishment of debt, restructuring and other compensation-related expenses, and merger and acquisition expenses. We also exclude realized and unrealized gains/losses on foreign exchange transactions (other than those realized on the settlement of foreign currency derivatives), which are not considered fundamental attributes of our business plan and do not affect our overall long-term operating performance. We refer to our modified definition of FFO as AFFO. We exclude these items from GAAP net income to arrive at AFFO as they are not the primary drivers in our decision-making process and excluding these items provides investors a view of our portfolio performance over time and makes it more comparable to other REITs which are currently not engaged in acquisitions, mergers, and restructuring which are not part of our normal business operations. AFFO also reflects adjustments for unconsolidated partnerships and jointly owned investments. We use AFFO as one measure of our operating performance when we formulate corporate goals, evaluate the effectiveness of our strategies, and determine executive compensation.

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

W. P. Carey 3/31/2019 10-Q – 65

Consolidated FFO and AFFO were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income attributable to W. P. Carey	$68,494	$65,274
Adjustments:
Depreciation and amortization of real property	111,103	64,580
Gain on sale of real estate, net	(933)	(6,732)
Impairment charges	—	4,790
Proportionate share of adjustments to equity in net income of partially owned entities	4,424	1,252
Proportionate share of adjustments for noncontrolling interests	(30)	(2,782)
Total adjustments	114,564	61,108
FFO (as defined by NAREIT) attributable to W. P. Carey	183,058	126,382
Adjustments:
Above- and below-market rent intangible lease amortization, net	15,927	11,802
Straight-line and other rent adjustments	(6,258)	(2,296)
Tax benefit — deferred and other (a)	(4,928)	(12,155)
Stock-based compensation	4,165	8,219
Other amortization and non-cash items (b)	4,126	5,146
Amortization of deferred financing costs	2,724	(194)
Loss on extinguishment of debt	1,275	1,609
Merger and other expenses	146	(37)
Realized losses (gains) on foreign currency	96	(1,515)
Proportionate share of adjustments to equity in net income of partially owned entities	1,461	1,752
Proportionate share of adjustments for noncontrolling interests	(25)	(343)
Total adjustments	18,709	11,988
AFFO attributable to W. P. Carey	$201,767	$138,370

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey	$183,058	$126,382
AFFO attributable to W. P. Carey	$201,767	$138,370

W. P. Carey 3/31/2019 10-Q – 66

FFO and AFFO from Real Estate were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income from Real Estate attributable to W. P. Carey	$53,408	$45,300
Adjustments:
Depreciation and amortization of real property	111,103	64,580
Gain on sale of real estate, net	(933)	(6,732)
Impairment charges	—	4,790
Proportionate share of adjustments to equity in net income of partially owned entities	4,424	1,252
Proportionate share of adjustments for noncontrolling interests	(30)	(2,782)
Total adjustments	114,564	61,108
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	167,972	106,408
Adjustments:
Above- and below-market rent intangible lease amortization, net	15,927	11,802
Straight-line and other rent adjustments	(6,258)	(2,296)
Other amortization and non-cash items (b)	3,036	4,826
Stock-based compensation	2,800	4,306
Amortization of deferred financing costs	2,724	(194)
Loss on extinguishment of debt	1,275	1,609
Tax expense (benefit) — deferred and other	490	(9,518)
Merger and other expenses	146	(37)
Realized losses (gains) on foreign currency	120	(1,558)
Proportionate share of adjustments to equity in net income of partially owned entities	115	(71)
Proportionate share of adjustments for noncontrolling interests	(25)	(343)
Total adjustments	20,350	8,526
AFFO attributable to W. P. Carey — Real Estate	$188,322	$114,934

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	$167,972	$106,408
AFFO attributable to W. P. Carey — Real Estate	$188,322	$114,934

W. P. Carey 3/31/2019 10-Q – 67

FFO and AFFO from Investment Management were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income from Investment Management attributable to W. P. Carey	$15,086	$19,974
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	15,086	19,974
Adjustments:
Tax benefit — deferred and other (a)	(5,418)	(2,637)
Stock-based compensation	1,365	3,913
Other amortization and non-cash items (b)	1,090	320
Realized (gains) losses on foreign currency	(24)	43
Proportionate share of adjustments to equity in net income of partially owned entities	1,346	1,823
Total adjustments	(1,641)	3,462
AFFO attributable to W. P. Carey — Investment Management	$13,445	$23,436

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	$15,086	$19,974
AFFO attributable to W. P. Carey — Investment Management	$13,445	$23,436
__________

(a)	Amount for the three months ended March 31, 2019 includes a current tax benefit, which is excluded from AFFO as it was incurred as a result of the CPA:17 Merger.

(b)	Primarily represents unrealized gains and losses from foreign exchange movements and derivatives.

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

W. P. Carey 3/31/2019 10-Q – 68

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

At March 31, 2019, a significant portion (approximately 94.3%) of our long-term debt either bore interest at fixed rates or was swapped or capped to a fixed rate. Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at March 31, 2019 (in thousands):

	2019 (Remainder)	2020	2021	2022	2023	Thereafter	Total	Fair value
Fixed-rate debt (a) (b)	$67,342	$335,785	$300,688	$486,888	$812,604	$3,280,474	$5,283,781	$5,358,676
Variable-rate debt (a)	$15,068	$249,912	$376,103	$99,117	$110,061	$44,938	$895,199	$894,372
__________

(a)	Amounts are based on the exchange rate at March 31, 2019, as applicable.

(b)	Amounts after 2023 are primarily comprised of principal payments for our Senior Unsecured Notes (Note 10).

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to interest rate caps, is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at March 31, 2019 would increase or decrease by $1.9 million for our U.S. dollar-denominated debt, by $1.2 million for our euro-denominated debt, by $0.2 million for our Japanese yen-denominated debt, and by $0.2 million for our British pound sterling-denominated debt for each respective 1% change in annual interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Canada, and Japan, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, the Danish krone, the Canadian dollar, and the Japanese yen, which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also completed four offerings of euro-denominated senior notes, and have borrowed under our Unsecured Revolving Credit Facility in foreign currencies, including the euro and Japanese yen (Note 10). To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

We enter into foreign currency forward contracts and collars to hedge certain of our foreign currency cash flow exposures. See Note 9 for additional information on our foreign currency forward contracts and collars.

W. P. Carey 3/31/2019 10-Q – 69

Scheduled future lease payments, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of March 31, 2019 are as follows (in thousands):

Lease Revenues (a)	2019 (Remainder)	2020	2021	2022	2023	Thereafter	Total
Euro (b)	$225,693	$297,241	$294,306	$284,211	$282,592	$1,965,187	$3,349,230
British pound sterling (c)	29,686	39,786	40,010	40,142	40,326	249,946	439,896
Japanese yen (d)	2,074	2,760	2,752	663	—	—	8,249
Other foreign currencies (e)	17,250	23,364	23,723	23,642	24,069	269,280	381,328
	$274,703	$363,151	$360,791	$348,658	$346,987	$2,484,413	$4,178,703

Scheduled debt service payments (principal and interest) for our Senior Unsecured Notes, Unsecured Revolving Credit Facility, and non-recourse mortgage notes payable for our consolidated foreign operations as of March 31, 2019 are as follows (in thousands):

Debt Service (a) (f)	2019 (Remainder)	2020	2021	2022	2023	Thereafter	Total
Euro (b)	$69,594	$273,089	$294,440	$143,932	$755,061	$1,804,484	$3,340,600
British pound sterling (c)	963	1,287	17,921	821	821	9,693	31,506
Japanese yen (d)	165	218	21,879	—	—	—	22,262
	$70,722	$274,594	$334,240	$144,753	$755,882	$1,814,177	$3,394,368

__________

(a)	Amounts are based on the applicable exchange rates at March 31, 2019. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at March 31, 2019 of $0.1 million, excluding the impact of our derivative instruments. Amounts included the equivalent of $2.2 billion of euro-denominated senior notes maturing from 2023 through 2027, and the equivalent of $55.1 million borrowed in euro under our Unsecured Revolving Credit Facility, which is scheduled to mature on February 22, 2021 (unless extended pursuant to its terms) but may be prepaid prior to that date pursuant to its terms (Note 10).

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at March 31, 2019 of $4.1 million, excluding the impact of our derivative instruments.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at March 31, 2019 of $0.1 million. Amounts included the equivalent of $21.8 million borrowed in Japanese yen under our Unsecured Revolving Credit Facility, which is scheduled to mature on February 22, 2021 (unless extended pursuant to its terms) but may be prepaid prior to that date pursuant to its terms (Note 10).

(e)	Other foreign currencies for future lease payments consist of the Danish krone, the Norwegian krone, the Canadian dollar, and the Swedish krona.

(f)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at March 31, 2019.

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

For the three months ended March 31, 2019, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•	67% related to domestic operations; and

•	33% related to international operations.

W. P. Carey 3/31/2019 10-Q – 70

At March 31, 2019, our net-lease portfolio, which excludes our operating properties, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our ABR as of that date:

•	64% related to domestic properties;

•	36% related to international properties;

•	26% related to office facilities, 23% related to industrial facilities, 21% related to warehouse facilities, and 18% related to retail facilities; and

•	21% related to the retail stores industry (including automotive dealerships).

W. P. Carey 3/31/2019 10-Q – 71

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2019 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

W. P. Carey 3/31/2019 10-Q – 72

PART II — OTHER INFORMATION

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
1.1
Equity Sales Agreement, dated February 27, 2019, by and among W. P. Carey Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNY Mellon Capital Markets, LLC, BTIG, LLC, Fifth Third Securities, Inc., J.P. Morgan Securities LLC, Robert W. Baird & Co. Incorporated, Scotia Capital (USA) Inc., and Wells Fargo Securities, LLC, as sales agent and/or principal
Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed February 28, 2019

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

W. P. Carey 3/31/2019 10-Q – 73

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.
Date:	May 3, 2019
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	May 3, 2019
		By:	/s/ Arjun Mahalingam
Arjun Mahalingam
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 3/31/2019 10-Q – 74

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
1.1
Equity Sales Agreement, dated February 27, 2019, by and among W. P. Carey Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNY Mellon Capital Markets, LLC, BTIG, LLC, Fifth Third Securities, Inc., J.P. Morgan Securities LLC, Robert W. Baird & Co. Incorporated, Scotia Capital (USA) Inc., and Wells Fargo Securities, LLC, as sales agent and/or principal
Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed February 28, 2019

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