Form 10-Q
period 2019-06-30
W. P. Carey Inc.
filed 2019-08-02
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________ to __________
Commission File Number: 001-13779
W. P. Carey Inc.
(Exact name of registrant as specified in its charter)

Maryland		45-4549771
(State of incorporation)		(I.R.S. Employer Identification No.)

50 Rockefeller Plaza
New York,	New York	10020
(Address of principal executive offices)		(Zip Code)

Investor Relations (212) 492-8920
(212) 492-1100
(Registrant’s telephone numbers, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value	WPC	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 170,787,017 shares of common stock, $0.001 par value, outstanding at July 26, 2019.

INDEX

W. P. Carey 6/30/2019 10-Q – 1

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: our corporate strategy and estimated or future economic performance and results, underlying assumptions about our portfolio (e.g., occupancy rate, lease terms, and tenant credit quality, including our expectations about tenant bankruptcies and interest coverage), possible new acquisitions and dispositions, and our international exposure and acquisition volume; our capital structure, future capital expenditure levels (including any plans to fund our future liquidity needs), and future leverage and debt service obligations; prospective statements regarding our capital markets program, including our credit ratings and “at-the-market” program (“ATM Program”); the outlook for the investment programs that we manage, including possible liquidity events for those programs; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust (“REIT”); and the impact of recently issued accounting pronouncements and regulatory activity. These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition, liquidity, results of operations, Adjusted funds from operations (“AFFO”), and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018, dated February 25, 2019 (the “2018 Annual Report”). Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, potential investors are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

W. P. Carey 6/30/2019 10-Q – 2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
Assets
Investments in real estate:
Land, buildings and improvements	$9,480,306	$9,251,396
Net investments in direct financing leases	1,263,319	1,306,215
In-place lease intangible assets and other	2,134,786	2,009,628
Above-market rent intangible assets	921,998	925,797
Investments in real estate	13,800,409	13,493,036
Accumulated depreciation and amortization	(1,812,628)	(1,564,182)
Assets held for sale, net	102,777	—
Net investments in real estate	12,090,558	11,928,854
Equity investments in the Managed Programs and real estate	317,159	329,248
Cash and cash equivalents	202,279	217,644
Due from affiliates	81,523	74,842
Other assets, net	580,270	711,507
Goodwill	920,218	920,944
Total assets (a)	$14,192,007	$14,183,039
Liabilities and Equity
Debt:
Senior unsecured notes, net	$3,861,931	$3,554,470
Unsecured revolving credit facility	111,227	91,563
Non-recourse mortgages, net	2,203,853	2,732,658
Debt, net	6,177,011	6,378,691
Accounts payable, accrued expenses and other liabilities	463,417	403,896
Below-market rent and other intangible liabilities, net	213,279	225,128
Deferred income taxes	168,841	173,115
Dividends payable	178,665	172,154
Total liabilities (a)	7,201,213	7,352,984
Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 170,756,507 and 165,279,642 shares, respectively, issued and outstanding	171	165
Additional paid-in capital	8,576,245	8,187,335
Distributions in excess of accumulated earnings	(1,368,457)	(1,143,992)
Deferred compensation obligation	37,263	35,766
Accumulated other comprehensive loss	(260,817)	(254,996)
Total stockholders’ equity	6,984,405	6,824,278
Noncontrolling interests	6,389	5,777
Total equity	6,990,794	6,830,055
Total liabilities and equity	$14,192,007	$14,183,039
__________

(a)	See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2019 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Real Estate:
Lease revenues	$269,802	$168,367	$532,741	$337,799
Operating property revenues	15,436	4,865	31,432	12,083
Lease termination income and other	6,304	680	9,574	1,622
	291,542	173,912	573,747	351,504
Investment Management:
Asset management revenue	9,790	17,268	19,522	34,253
Reimbursable costs from affiliates	3,821	5,537	7,689	10,841
Structuring and other advisory revenue	58	4,426	2,576	6,355
	13,669	27,231	29,787	51,449
	305,211	201,143	603,534	402,953
Operating Expenses
Depreciation and amortization	113,632	64,337	226,011	130,294
General and administrative	19,729	16,442	41,014	35,025
Reimbursable tenant costs	13,917	5,733	27,088	11,952
Operating property expenses	10,874	3,581	21,468	9,251
Property expenses, excluding reimbursable tenant costs	9,915	5,327	19,827	9,556
Stock-based compensation expense	4,936	3,698	9,101	11,917
Reimbursable costs from affiliates	3,821	5,537	7,689	10,841
Subadvisor fees	1,650	1,855	3,852	3,887
Merger and other expenses	696	2,692	842	2,655
Impairment charges	—	—	—	4,790
	179,170	109,202	356,892	230,168
Other Income and Expenses
Interest expense	(59,719)	(41,311)	(121,032)	(79,385)
Equity in earnings of equity method investments in the Managed Programs and real estate	3,951	12,558	9,442	27,883
Other gains and (losses)	(671)	10,586	284	7,823
(Loss) gain on sale of real estate, net	(362)	11,912	571	18,644
	(56,801)	(6,255)	(110,735)	(25,035)
Income before income taxes	69,240	85,686	135,907	147,750
Provision for income taxes	(3,119)	(6,262)	(990)	(260)
Net Income	66,121	79,424	134,917	147,490
Net income attributable to noncontrolling interests	(83)	(3,743)	(385)	(6,535)
Net Income Attributable to W. P. Carey	$66,038	$75,681	$134,532	$140,955

Basic Earnings Per Share	$0.39	$0.70	$0.79	$1.30
Diluted Earnings Per Share	$0.38	$0.70	$0.79	$1.30
Weighted-Average Shares Outstanding
Basic	171,304,112	108,059,394	169,280,360	108,058,671
Diluted	171,490,625	108,234,934	169,520,508	108,243,063

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2019 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income	$66,121	$79,424	$134,917	$147,490
Other Comprehensive Loss
Foreign currency translation adjustments	(4,187)	(39,815)	(4,360)	(21,299)
Unrealized (loss) gain on derivative instruments	(3,406)	14,073	(1,457)	5,681
Unrealized (loss) gain on investments	(541)	(58)	(4)	370
	(8,134)	(25,800)	(5,821)	(15,248)
Comprehensive Income	57,987	53,624	129,096	132,242

Amounts Attributable to Noncontrolling Interests
Net income	(83)	(3,743)	(385)	(6,535)
Foreign currency translation adjustments	—	7,634	—	3,852
Unrealized loss on derivative instruments	—	2	—	5
Comprehensive (income) loss attributable to noncontrolling interests	(83)	3,893	(385)	(2,678)
Comprehensive Income Attributable to W. P. Carey	$57,904	$57,517	$128,711	$129,564

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2019 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at April 1, 2019	169,636,526	$170	$8,483,301	$(1,256,754)	$37,263	$(252,683)	$7,011,297	$6,432	$7,017,729
Shares issued under ATM Program, net	1,116,217	1	88,072				88,073		88,073
Shares issued upon delivery of vested restricted share awards	2,247	—	(177)				(177)		(177)
Shares issued upon purchases under employee share purchase plan	1,517	—	113				113		113
Amortization of stock-based compensation expense			4,936				4,936		4,936
Distributions to noncontrolling interests							—	(126)	(126)
Dividends declared ($1.034 per share)				(177,741)			(177,741)		(177,741)
Net income				66,038			66,038	83	66,121
Other comprehensive loss:
Foreign currency translation adjustments						(4,187)	(4,187)		(4,187)
Unrealized loss on derivative instruments						(3,406)	(3,406)		(3,406)
Unrealized loss on investments						(541)	(541)		(541)
Balance at June 30, 2019	170,756,507	$171	$8,576,245	$(1,368,457)	$37,263	$(260,817)	$6,984,405	$6,389	$6,990,794

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at April 1, 2018	107,194,440	$107	$4,439,433	$(1,097,415)	$36,147	$(229,238)	$3,149,034	$220,471	$3,369,505
Shares issued upon delivery of vested restricted share awards	4,176	—	(22)				(22)		(22)
Shares issued upon purchases under employee share purchase plan	2,071	—	125				125		125
Delivery of deferred vested shares, net			140		(140)		—		—
Amortization of stock-based compensation expense			3,698				3,698		3,698
Contributions from noncontrolling interests							—	71	71
Distributions to noncontrolling interests							—	(4,549)	(4,549)
Dividends declared ($1.020 per share)				(110,448)			(110,448)		(110,448)
Net income				75,681			75,681	3,743	79,424
Other comprehensive loss:
Foreign currency translation adjustments						(32,181)	(32,181)	(7,634)	(39,815)
Unrealized gain on derivative instruments						14,075	14,075	(2)	14,073
Unrealized loss on investments						(58)	(58)		(58)
Balance at June 30, 2018	107,200,687	$107	$4,443,374	$(1,132,182)	$36,007	$(247,402)	$3,099,904	$212,100	$3,312,004

(Continued)

W. P. Carey 6/30/2019 10-Q – 6

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2019	165,279,642	$165	$8,187,335	$(1,143,992)	$35,766	$(254,996)	$6,824,278	$5,777	$6,830,055
Shares issued under ATM Program, net	5,169,840	5	391,899				391,904		391,904
Shares issued upon delivery of vested restricted share awards	305,508	1	(15,743)				(15,742)		(15,742)
Shares issued upon purchases under employee share purchase plan	1,517	—	113				113		113
Deferral of vested shares, net			(1,445)		1,445		—		—
Amortization of stock-based compensation expense			9,101				9,101		9,101
Contributions from noncontrolling interests							—	849	849
Distributions to noncontrolling interests							—	(622)	(622)
Dividends declared ($2.066 per share)			4,985	(358,997)	52		(353,960)		(353,960)
Net income				134,532			134,532	385	134,917
Other comprehensive loss:
Foreign currency translation adjustments						(4,360)	(4,360)		(4,360)
Unrealized loss on derivative instruments						(1,457)	(1,457)		(1,457)
Unrealized loss on investments						(4)	(4)		(4)
Balance at June 30, 2019	170,756,507	$171	$8,576,245	$(1,368,457)	$37,263	$(260,817)	$6,984,405	$6,389	$6,990,794

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2018	106,922,616	$107	$4,433,573	$(1,052,064)	$46,656	$(236,011)	$3,192,261	$219,124	$3,411,385
Shares issued upon delivery of vested restricted share awards	276,000	—	(13,565)				(13,565)		(13,565)
Shares issued upon purchases under employee share purchase plan	2,071	—	125				125		125
Delivery of deferred vested shares, net			10,649		(10,649)		—		—
Amortization of stock-based compensation expense			11,917				11,917		11,917
Contributions from noncontrolling interests							—	71	71
Distributions to noncontrolling interests							—	(9,773)	(9,773)
Dividends declared ($2.035 per share)			675	(221,073)			(220,398)		(220,398)
Net income				140,955			140,955	6,535	147,490
Other comprehensive loss:
Foreign currency translation adjustments						(17,447)	(17,447)	(3,852)	(21,299)
Unrealized gain on derivative instruments						5,686	5,686	(5)	5,681
Unrealized gain on investments						370	370		370
Balance at June 30, 2018	107,200,687	$107	$4,443,374	$(1,132,182)	$36,007	$(247,402)	$3,099,904	$212,100	$3,312,004

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2019 10-Q – 7

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows — Operating Activities
Net income	$134,917	$147,490
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	232,100	132,188
Amortization of rent-related intangibles and deferred rental revenue	32,375	23,332
Straight-line rent adjustments	(24,294)	(7,503)
Realized and unrealized losses (gains) on foreign currency transactions, derivatives, and other	15,972	(4,330)
Investment Management revenue received in shares of Managed REITs and other	(15,357)	(30,793)
Distributions of earnings from equity method investments	12,889	28,361
Equity in earnings of equity method investments in the Managed Programs and real estate	(9,442)	(27,883)
Stock-based compensation expense	9,101	11,917
Deferred income tax benefit	(2,124)	(8,959)
Gain on sale of real estate, net	(571)	(18,644)
Impairment charges	—	4,790
Changes in assets and liabilities:
Net changes in other operating assets and liabilities	(60,177)	(24,096)
Deferred structuring revenue received	3,344	5,620
Increase in deferred structuring revenue receivable	(573)	(2,576)
Net Cash Provided by Operating Activities	328,160	228,914
Cash Flows — Investing Activities
Purchases of real estate	(289,766)	(269,890)
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(76,891)	(48,888)
Return of capital from equity method investments	27,186	6,957
Other investing activities, net	23,143	(4,010)
Proceeds from sales of real estate	12,589	77,737
Funding of short-term loans to affiliates	(10,596)	(10,000)
Proceeds from repayment of loan receivable	9,574	362
Capital contributions to equity method investments	(2,594)	(715)
Proceeds from repayment of short-term loans to affiliates	—	37,000
Net Cash Used in Investing Activities	(307,355)	(211,447)
Cash Flows — Financing Activities
Proceeds from Senior Unsecured Credit Facility	526,821	592,990
Repayments of Senior Unsecured Credit Facility	(507,448)	(818,895)
Prepayments of mortgage principal	(493,317)	(164,908)
Proceeds from shares issued under ATM Program, net of selling costs	392,134	—
Dividends paid	(347,449)	(219,192)
Proceeds from issuance of Senior Unsecured Notes	321,347	616,355
Scheduled payments of mortgage principal	(57,358)	(34,338)
Payments for withholding taxes upon delivery of equity-based awards	(15,743)	(13,905)
Payment of financing costs	(2,258)	(4,286)
Other financing activities, net	1,393	(3,309)
Contributions from noncontrolling interests	849	71
Distributions paid to noncontrolling interests	(622)	(9,773)
Proceeds from mortgage financing	—	857
Net Cash Used in Financing Activities	(181,651)	(58,333)
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,606)	(4,992)
Net decrease in cash and cash equivalents and restricted cash	(162,452)	(45,858)
Cash and cash equivalents and restricted cash, beginning of period	424,063	209,676
Cash and cash equivalents and restricted cash, end of period	$261,611	$163,818

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2019 10-Q – 8

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

On October 31, 2018, one of the non-traded REITs that we advised, Corporate Property Associates 17 – Global Incorporated (“CPA:17 – Global”), merged with and into one of our wholly owned subsidiaries (the “CPA:17 Merger”) (Note 3). At June 30, 2019, we were the advisor to the following entities:

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

Reportable Segments

Real Estate — Lease revenues from our real estate investments generate the vast majority of our earnings. We invest primarily in commercial properties located in the United States and Northern and Western Europe, which are leased to companies on a triple-net lease basis. At June 30, 2019, our owned portfolio was comprised of our full or partial ownership interests in 1,198 properties, totaling approximately 136.6 million square feet, substantially all of which were net leased to 320 tenants, with a weighted-average lease term of 10.4 years and an occupancy rate of 98.2%. In addition, at June 30, 2019, our portfolio was comprised of full or partial ownership interests in 26 operating properties, including 24 self-storage properties and two hotels, totaling approximately 2.0 million square feet.

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

W. P. Carey 6/30/2019 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2019, CPA:18 – Global owned all or a portion of 54 net-leased properties (including certain properties in which we also have an ownership interest), totaling approximately 10.0 million square feet, substantially all of which were leased to 87 tenants, with an occupancy rate of approximately 97.8%. CPA:18 – Global and the other Managed Programs also had interests in 129 operating properties, totaling approximately 15.5 million square feet in the aggregate.

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

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a VIE and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. There have been no significant changes in our VIE policies from what was disclosed in the 2018 Annual Report.

During the six months ended June 30, 2019, we had a net decrease of four entities considered to be consolidated VIEs, primarily related to disposition activity, partially offset by acquisition activity. In addition, during the six months ended June 30, 2019, we received a full repayment of our preferred equity interest in an unconsolidated VIE entity. As a result, this preferred equity interest is now retired and is no longer considered a VIE (Note 7).

W. P. Carey 6/30/2019 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2019 and December 31, 2018, we considered 27 and 32 entities to be VIEs, respectively, of which we consolidated 20 and 24, respectively, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in our consolidated balance sheets (in thousands):

	June 30, 2019	December 31, 2018
Land, buildings and improvements	$646,702	$781,347
Net investments in direct financing leases	290,337	305,493
In-place lease intangible assets and other	89,349	84,870
Above-market rent intangible assets	38,248	45,754
Accumulated depreciation and amortization	(177,008)	(164,942)
Assets held for sale, net	99,068	—
Total assets	1,035,074	1,112,984

Non-recourse mortgages, net	$148,298	$157,955
Total liabilities	217,226	227,461

At June 30, 2019 and December 31, 2018, our seven and eight unconsolidated VIEs, respectively, included our interests in five and six unconsolidated real estate investments, respectively, which we account for under the equity method of accounting, and two unconsolidated entities, which we accounted for at fair value. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities. As of June 30, 2019 and December 31, 2018, the net carrying amount of our investments in these entities was $271.7 million and $301.6 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

We currently present Operating property expenses on its own line item in the consolidated statements of income, which was previously included within Property expenses, excluding reimbursable tenant costs. In addition, in accordance with the SEC’s adoption of certain rule and form amendments on August 17, 2018, we moved (Loss) gain on sale of real estate, net in the consolidated statements of income to be included within Other Income and Expenses. Also, structuring revenue and other advisory revenue are now included within Structuring and other advisory revenue in the consolidated statements of income.

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

Revenue Recognition

Revenue from contracts under Accounting Standards Codification (“ASC”) 606 is recognized when, or as, control of promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, we consider all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. ASC 606 does not apply to our lease revenues, which constitute a majority of our revenues, but primarily applies to revenues generated from our hotel operating properties and our Investment Management segment.

W. P. Carey 6/30/2019 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

Revenue from contracts for our Real Estate segment primarily represented operating property revenues of $7.8 million and $4.9 million for the three months ended June 30, 2019 and 2018, respectively, and $14.1 million and $12.1 million for the six months ended June 30, 2019 and 2018, respectively. Such operating property revenues are primarily comprised of revenues from room rentals and from food and beverage services at our hotel operating properties during those periods. We identified a single performance obligation for each distinct service. Performance obligations are typically satisfied at a point in time, at the time of sale, or at the rendering of the service. Fees are generally determined to be fixed. Payment is typically due immediately following the delivery of the service. Revenue from contracts under ASC 606 from our Investment Management segment is discussed in Note 3.

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$202,279	$217,644
Restricted cash (a)	59,332	206,419
Total cash and cash equivalents and restricted cash	$261,611	$424,063
__________

(a)
Restricted cash is included within Other assets, net in our consolidated balance sheets. The amount as of December 31, 2018 includes $145.7 million of proceeds from the sale of a portfolio of Australian properties in December 2018. These funds were transferred from a restricted cash account to us in January 2019.

Recent Accounting Pronouncements

Pronouncements Adopted as of June 30, 2019

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

W. P. Carey 6/30/2019 10-Q – 12

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

Under ASU 2016-02, lessors are allowed to only capitalize incremental direct leasing costs. Historically, we have not capitalized internal legal and leasing costs incurred, and, as a result, we were not impacted by this change.

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

Pronouncements to be Adopted after June 30, 2019

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

W. P. Carey 6/30/2019 10-Q – 13

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

The following tables present a summary of revenue earned from the Managed Programs for the periods indicated, included in the consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Asset management revenue (a)	$9,790	$17,268	$19,522	$34,253
Reimbursable costs from affiliates (a)	3,821	5,537	7,689	10,841
Distributions of Available Cash (b)	3,765	8,776	9,450	19,278
Interest income on deferred acquisition fees and loans to affiliates (c)	571	495	1,091	1,048
Structuring and other advisory revenue (a)	58	4,426	2,576	6,355
	$18,005	$36,502	$40,328	$71,775

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
CPA:17 – Global (d)	$—	$14,553	$—	$30,337
CPA:18 – Global	5,862	11,147	13,819	18,034
CWI 1	6,140	5,643	13,641	12,622
CWI 2	4,904	4,408	10,650	9,445
CESH	1,099	751	2,218	1,337
	$18,005	$36,502	$40,328	$71,775
__________

(a)	Amounts represent revenues from contracts under ASC 606.

(b)	Included within Equity in earnings of equity method investments in the Managed Programs and real estate in the consolidated statements of income.

(c)	Included within Other gains and (losses) in the consolidated statements of income.

(d)	We no longer earn revenue from CPA:17 – Global following the completion of the CPA:17 Merger on October 31, 2018 (Note 1).

The following table presents a summary of amounts included in Due from affiliates in the consolidated financial statements (in thousands):

	June 30, 2019	December 31, 2018
Short-term loans to affiliates, including accrued interest	$70,449	$58,824
Deferred acquisition fees receivable, including accrued interest	5,970	8,697
Reimbursable costs	2,436	3,227
Accounts receivable	1,218	1,425
Asset management fees receivable	1,160	563
Current acquisition fees receivable	290	2,106
	$81,523	$74,842

W. P. Carey 6/30/2019 10-Q – 14

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

W. P. Carey 6/30/2019 10-Q – 15

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

W. P. Carey 6/30/2019 10-Q – 16

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

The following table sets forth certain information regarding our loans or lines of credit to affiliates (dollars in thousands):

	Interest Rate at June 30, 2019	Maturity Date at June 30, 2019	Maximum Loan Amount Authorized at June 30, 2019	Principal Outstanding Balance at (a)
Managed Program				June 30, 2019	December 31, 2018
CWI 1 (b)	LIBOR + 1.00%	9/30/2019	$65,802	$46,637	$41,637
CESH (b) (c)	LIBOR + 1.00%	5/31/2020	35,000	20,057	14,461
CPA:18 – Global	N/A	N/A	50,000	—	—
CWI 2	N/A	N/A	25,000	—	—
				$66,694	$56,098
__________

(a)	Amounts exclude accrued interest of $3.8 million and $2.7 million at June 30, 2019 and December 31, 2018, respectively.

(b)	LIBOR means London Interbank Offered Rate.

(c)	In July 2019, CESH borrowed an additional $7.3 million under its line of credit with us.

Other

At June 30, 2019, we owned interests in nine jointly owned investments in real estate, with the remaining interests held by affiliates or third parties. We consolidate two such investments and account for the remaining seven investments under the equity method of accounting (Note 7). In addition, we owned stock of each of the existing Managed REITs and limited partnership units of CESH at that date. We account for these investments under the equity method of accounting or at fair value (Note 7).

W. P. Carey 6/30/2019 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Land, Buildings and Improvements and Assets Held for Sale

Land, Buildings and Improvements — Operating Leases

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	June 30, 2019	December 31, 2018
Land	$1,830,922	$1,772,099
Buildings and improvements	7,409,650	6,945,513
Real estate under construction	50,441	63,114
Less: Accumulated depreciation	(836,360)	(724,550)
	$8,454,653	$8,056,176

During the six months ended June 30, 2019, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro decreased by 0.6% to $1.1380 from $1.1450. As a result of this fluctuation in foreign currency exchange rates, the carrying value of our Land, buildings and improvements subject to operating leases decreased by $15.5 million from December 31, 2018 to June 30, 2019.

During the second quarter of 2019, we entered into net lease agreements for certain self-storage properties previously classified as operating properties. As a result, in June 2019, we reclassified 22 consolidated self-storage properties with an aggregate carrying value of $182.7 million from Land, buildings and improvements attributable to operating properties to Land, buildings and improvements subject to operating leases. Effective as of that time, we began recognizing lease revenues from these properties, whereas previously we recognized operating property revenues and expenses from these properties.

In connection with changes in lease classifications due to extensions of the underlying leases, we reclassified three properties with an aggregate carrying value of $27.0 million from Net investments in direct financing leases to Land, buildings and improvements subject to operating leases during the six months ended June 30, 2019 (Note 5).

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $56.5 million and $36.6 million for the three months ended June 30, 2019 and 2018, respectively, and $111.7 million and $73.9 million for the six months ended June 30, 2019 and 2018, respectively.

Acquisitions of Real Estate

During the six months ended June 30, 2019, we entered into the following investments, which were deemed to be real estate asset acquisitions, at a total cost of $308.0 million, including land of $31.5 million, buildings of $216.9 million (including capitalized acquisition-related costs of $1.7 million), net lease intangibles of $60.4 million, and a debt premium of $0.8 million (related to the non-recourse mortgage loan assumed in connection with an acquisition, as described below):

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

•	an investment of $49.3 million for an industrial facility in Hurricane, Utah, on March 28, 2019;

•	an investment of $16.6 million for an industrial facility in Bensenville, Illinois, on March 29, 2019;

•	an investment of $10.2 million for two manufacturing and distribution centers in Westerville, Ohio, and North Wales, Pennsylvania, on May 21, 2019;

•	an investment of $24.5 million for eight manufacturing facilities in various locations in the United States and Mexico on May 31, 2019;

•	an investment of $18.8 million for a headquarters and warehouse facility in Statesville, North Carolina, on June 7, 2019; and

•	an investment of $70.1 million for a headquarters and industrial facility in Conestoga, Pennsylvania, on June 27, 2019.
W. P. Carey 6/30/2019 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

The acquired net lease intangibles are comprised of (i) in-place lease intangible assets totaling $70.0 million, which have a weighted-average expected life of 18.5 years, and (ii) below-market rent intangible liabilities totaling $9.6 million, which have a weighted-average expected life of 15.0 years.

Real Estate Under Construction

During the six months ended June 30, 2019, we capitalized real estate under construction totaling $66.8 million. The number of construction projects in progress with balances included in real estate under construction was five and four as of June 30, 2019 and December 31, 2018, respectively. Aggregate unfunded commitments totaled approximately $173.2 million and $204.5 million as of June 30, 2019 and December 31, 2018, respectively.

During the six months ended June 30, 2019, we completed the following construction projects, at a total cost of $79.4 million:

•	an expansion project at a warehouse facility in Zabia Wola, Poland, in March 2019 at a cost totaling $5.6 million, including capitalized interest;

•	a built-to-suit project for a warehouse facility in Dillon, South Carolina, in March 2019 at a cost totaling $47.4 million, including capitalized interest;

•	an expansion project at a warehouse facility in Rotterdam, the Netherlands, in May 2019 at a cost totaling $20.4 million, including capitalized interest; and

•	an expansion project at an industrial facility in Legnica, Poland, in June 2019 at a cost totaling $6.0 million.

During the six months ended June 30, 2019, we committed to fund an aggregate of $17.7 million (based on the exchange rate of the euro at June 30, 2019) for a build-to-suit project in Katowice, Poland. The facility will be constructed on land subject to three land leases. We currently expect to complete the project in the fourth quarter of 2019.

Dollar amounts are based on the exchange rates of the foreign currencies on the dates of activity, as applicable.

Dispositions of Properties

During the six months ended June 30, 2019, we sold one property, which was classified as Land, buildings and improvements subject to operating leases. As a result, the carrying value of our Land, buildings and improvements subject to operating leases decreased by $3.3 million from December 31, 2018 to June 30, 2019.

Future Dispositions of Real Estate

As of June 30, 2019, two of our tenants had exercised their options to repurchase the properties they are leasing for an aggregate of $8.6 million (the amount for one repurchase option is based on the exchange rate of the euro as of June 30, 2019), but there can be no assurance that such repurchases will be completed. At June 30, 2019, these two properties had an aggregate asset carrying value of $6.3 million.

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of income is as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease income — fixed	$222,057	$437,175
Lease income — variable (a)	22,277	43,539
Total operating lease income (b)	$244,334	$480,714
__________

(a)	Includes (i) rent increases based on changes in the CPI and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

(b)
Excludes $25.4 million and $52.0 million for the three and six months ended June 30, 2019, respectively, of interest income from direct financing leases that is included in Lease revenues in the consolidated statement of income.

W. P. Carey 6/30/2019 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

Scheduled Future Lease Payments to be Received

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments) under non-cancelable operating leases at June 30, 2019 are as follows (in thousands):

Years Ending December 31,	Total
2019 (remainder)	$487,439
2020	967,832
2021	947,374
2022	911,914
2023	868,384
Thereafter	7,064,545
Total	$11,247,488

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments) under non-cancelable operating leases at December 31, 2018 are as follows (in thousands):

Years Ending December 31,	Total
2019	$920,044
2020	915,411
2021	896,083
2022	861,688
2023	802,509
Thereafter	6,151,480
Total	$10,547,215

Lease Cost

Certain information related to the total lease cost for operating leases is as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Fixed lease cost	$3,820	$7,636
Variable lease cost	213	363
Total lease cost	$4,033	$7,999

During the three and six months ended June 30, 2019, we received sublease income totaling approximately $1.5 million and $3.0 million, respectively, which is included in Lease revenues in the consolidated statement of income.

W. P. Carey 6/30/2019 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

Other Information

Supplemental balance sheet information related to ROU assets and lease liabilities is as follows (dollars in thousands):

	Location on Consolidated Balance Sheets	June 30, 2019
Operating ROU assets — land leases	In-place lease intangible assets and other	$114,523
Operating ROU assets — office leases	Other assets, net	10,110
Total operating ROU assets		$124,633

Operating lease liabilities	Accounts payable, accrued expenses and other liabilities	$90,580

Weighted-average remaining lease term — operating leases		37.3 years
Weighted-average discount rate — operating leases		7.8%
Number of land lease arrangements		64
Number of office space arrangements		6
Lease term range (excluding extension options not reasonably certain of being exercised)		1 – 100 years

Cash paid for operating lease liabilities included in Net cash provided by operating activities totaled $7.4 million for the six months ended June 30, 2019. There are no land or office direct financing leases for which we are the lessee, therefore there are no related ROU assets or lease liabilities.

Undiscounted Cash Flows

A reconciliation of the undiscounted cash flows for operating leases recorded on the consolidated balance sheet within Accounts payable, accrued expenses and other liabilities as of June 30, 2019 is as follows (in thousands):

Years Ending December 31,	Total
2019 (remainder)	$7,194
2020	14,980
2021	8,483
2022	7,628
2023	7,481
Thereafter	257,076
Total lease payments	302,842
Less: amount of lease payments representing interest	(212,262)
Present value of future lease payments/lease obligations	$90,580

Scheduled future lease payments (excluding amounts paid directly by tenants) for the years subsequent to the year ended December 31, 2018 are: $14.5 million for 2019, $13.5 million for 2020, $7.9 million for 2021, $7.1 million for 2022, $7.0 million for 2023, and $246.7 million for the years thereafter.

W. P. Carey 6/30/2019 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

Land, Buildings and Improvements — Operating Properties

At June 30, 2019, Land, buildings and improvements attributable to operating properties consisted of our investments in 15 consolidated self-storage properties and one consolidated hotel. As of June 30, 2019, we reclassified another consolidated hotel to Assets held for sale, net, as described below. At December 31, 2018, Land, buildings and improvements attributable to operating properties consisted of our investments in 37 consolidated self-storage properties and two consolidated hotels. Below is a summary of our Land, buildings and improvements attributable to operating properties (in thousands):

	June 30, 2019	December 31, 2018
Land	$39,675	$102,478
Buildings and improvements	149,618	363,572
Real estate under construction	—	4,620
Less: Accumulated depreciation	(11,179)	(10,234)
	$178,114	$460,436

As described above under Land, Buildings and Improvements — Operating Leases, during the second quarter of 2019, we entered into net lease agreements for certain self-storage properties previously classified as operating properties. As a result, in June 2019, we reclassified 22 consolidated self-storage properties with an aggregate carrying value of $182.7 million from Land, buildings and improvements attributable to operating properties to Land, buildings and improvements subject to operating leases.

Depreciation expense on our buildings and improvements attributable to operating properties was $2.5 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively, and $5.3 million and $1.5 million for the six months ended June 30, 2019 and 2018, respectively.

For the three and six months ended June 30, 2019, Operating property revenues totaling $15.4 million and $31.4 million, respectively, were comprised of $12.5 million and $25.7 million, respectively, in lease revenues and $2.9 million and $5.7 million, respectively, in other income (such as food and beverage revenue) from 37 consolidated self-storage properties and two consolidated hotels. For the three and six months ended June 30, 2018, Operating property revenues totaling $4.9 million and $12.1 million, respectively, were comprised of $3.4 million and $8.4 million, respectively, in lease revenues and $1.5 million and $3.7 million, respectively, in other income from two consolidated hotels. We derive self-storage revenue primarily from rents received from customers who rent storage space under month-to-month leases for personal or business use. We derive hotel revenue primarily from room rentals, as well as food, beverage, and other services.

Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	June 30, 2019	December 31, 2018
Land, buildings and improvements	$105,590	$—
Accumulated depreciation and amortization	(2,813)	—
Assets held for sale, net	$102,777	$—

At June 30, 2019, we had two properties classified as Assets held for sale, net, with an aggregate carrying value of $102.8 million, including one hotel operating property with a carrying value of $99.1 million. The other property was sold in July 2019 for gross proceeds of $3.2 million.

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

W. P. Carey 6/30/2019 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	June 30, 2019	December 31, 2018
Lease payments receivable	$1,062,863	$1,160,977
Unguaranteed residual value	932,605	966,826
	1,995,468	2,127,803
Less: unearned income	(732,149)	(821,588)
	$1,263,319	$1,306,215

Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $25.4 million and $16.9 million for the three months ended June 30, 2019 and 2018, respectively, and $52.0 million and $34.1 million for the six months ended June 30, 2019 and 2018, respectively.

During the six months ended June 30, 2019, we reclassified three properties with an aggregate carrying value of $27.0 million from Net investments in direct financing leases to Land, buildings and improvements subject to operating leases in connection with changes in lease classifications due to extensions of the underlying leases (Note 4). During the six months ended June 30, 2019, we sold four properties accounted for as direct financing leases that had an aggregate net carrying value of $6.4 million. During the six months ended June 30, 2019, the U.S. dollar strengthened against the euro, resulting in a $2.8 million decrease in the carrying value of Net investments in direct financing leases from December 31, 2018 to June 30, 2019.

Scheduled Future Lease Payments to be Received

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments) under non-cancelable direct financing leases at June 30, 2019 are as follows (in thousands):

Years Ending December 31,	Total
2019 (remainder) (a)	$309,070
2020	94,349
2021	92,367
2022	83,351
2023	77,589
Thereafter	406,137
Total	$1,062,863

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments) under non-cancelable direct financing leases at December 31, 2018 are as follows (in thousands):

Years Ending December 31,	Total
2019 (a)	$373,632
2020	98,198
2021	95,181
2022	85,801
2023	80,033
Thereafter	428,132
Total	$1,160,977
__________

W. P. Carey 6/30/2019 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

(a)
Includes total rents owed and a bargain purchase option amount (for an aggregate of $261.8 million and $275.4 million as of June 30, 2019 and December 31, 2018, respectively) from The New York Times Company, a tenant at one of our properties, which exercised its bargain purchase option to repurchase the property in the fourth quarter of 2019. There can be no assurance that such repurchase will be completed. At June 30, 2019, this property had an aggregate asset carrying value of $256.3 million.

Loans Receivable

At both June 30, 2019 and December 31, 2018, we had four loans receivable related to a domestic investment with an aggregate carrying value of $57.7 million. In addition, at December 31, 2018, we had a loan receivable representing the expected future payments under a sales type lease with a carrying value of $9.5 million. In June 2019, this loan receivable was repaid in full to us for $9.3 million (Note 14). Our loans receivable are included in Other assets, net in the consolidated financial statements. Earnings from our loans receivable are included in Lease termination income and other in the consolidated financial statements.

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

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. At both June 30, 2019 and December 31, 2018, none of the balances of our finance receivables were past due. Other than the lease extensions noted under Net Investments in Direct Financing Leases above, there were no material modifications of finance receivables during the six months ended June 30, 2019.

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

A summary of our finance receivables by internal credit quality rating, excluding our deferred acquisition fees receivable, is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
1 - 3	35	36	$1,109,973	$1,135,321
4	8	10	211,083	227,591
5	—	1	—	10,580
			$1,321,056	$1,373,492

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

W. P. Carey 6/30/2019 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a reconciliation of our goodwill (in thousands):

	Real Estate	Investment Management	Total
Balance at December 31, 2018	$857,337	$63,607	$920,944
Foreign currency translation adjustments	(383)	—	(383)
CPA:17 Merger measurement period adjustments (Note 3)	(343)	—	(343)
Balance at June 30, 2019	$856,611	$63,607	$920,218

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$19,190	$(12,068)	$7,122	$18,924	$(10,672)	$8,252
Trade name	3,975	(1,593)	2,382	3,975	(1,196)	2,779
	23,165	(13,661)	9,504	22,899	(11,868)	11,031
Lease Intangibles:
In-place lease	2,020,263	(595,540)	1,424,723	1,960,437	(496,096)	1,464,341
Above-market rent	921,998	(369,549)	552,449	925,797	(330,935)	594,862
Below-market ground lease (a)	—	—	—	42,889	(2,367)	40,522
	2,942,261	(965,089)	1,977,172	2,929,123	(829,398)	2,099,725
Indefinite-Lived Goodwill and Intangible Assets
Goodwill	920,218	—	920,218	920,944	—	920,944
Below-market ground lease (a)	—	—	—	6,302	—	6,302
	920,218	—	920,218	927,246	—	927,246
Total intangible assets	$3,885,644	$(978,750)	$2,906,894	$3,879,268	$(841,266)	$3,038,002

Finite-Lived Intangible Liabilities
Below-market rent	$(262,689)	$66,121	$(196,568)	$(253,633)	$57,514	$(196,119)
Above-market ground lease (a)	—	—	—	(15,961)	3,663	(12,298)
	(262,689)	66,121	(196,568)	(269,594)	61,177	(208,417)
Indefinite-Lived Intangible Liabilities
Below-market purchase option	(16,711)	—	(16,711)	(16,711)	—	(16,711)
Total intangible liabilities	$(279,400)	$66,121	$(213,279)	$(286,305)	$61,177	$(225,128)

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

W. P. Carey 6/30/2019 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

Net amortization of intangibles, including the effect of foreign currency translation, was $70.1 million and $39.0 million for the three months ended June 30, 2019 and 2018, respectively, and $139.5 million and $77.7 million for the six months ended June 30, 2019 and 2018, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues; amortization of internal-use software development, trade name, and in-place lease intangibles is included in Depreciation and amortization; and amortization of above-market ground lease and below-market ground lease intangibles was included in Property expenses, excluding reimbursable tenant costs, prior to the reclassification of above-market ground lease and below-market ground lease intangibles to ROU assets in the first quarter of 2019, as described above and in Note 2.

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

The following table presents Equity in earnings of equity method investments in the Managed Programs and real estate, which represents our proportionate share of the income or losses of these investments, as well as certain adjustments related to amortization of basis differences related to purchase accounting adjustments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Distributions of Available Cash (Note 3)	$3,765	$8,776	$9,450	$19,278
Proportionate share of equity in earnings of equity investments in the Managed Programs	312	1,167	525	3,030
Amortization of basis differences on equity method investments in the Managed Programs	(356)	(914)	(685)	(1,312)
Total equity in earnings of equity method investments in the Managed Programs	3,721	9,029	9,290	20,996
Equity in earnings of equity method investments in real estate	774	4,084	1,336	7,987
Amortization of basis differences on equity method investments in real estate	(544)	(555)	(1,184)	(1,100)
Total equity in earnings of equity method investments in real estate	230	3,529	152	6,887
Equity in earnings of equity method investments in the Managed Programs and real estate	$3,951	$12,558	$9,442	$27,883

W. P. Carey 6/30/2019 10-Q – 26

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

The following table sets forth certain information about our investments in the existing Managed Programs (dollars in thousands):

	% of Outstanding Interests Owned at		Carrying Amount of Investment at
Fund	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
CPA:18 – Global (a)	3.664%	3.446%	$41,242	$39,600
CPA:18 – Global operating partnership	0.034%	0.034%	209	209
CWI 1 (a)	3.516%	3.062%	43,802	38,600
CWI 1 operating partnership	0.015%	0.015%	186	186
CWI 2 (a)	3.295%	2.807%	29,733	25,200
CWI 2 operating partnership	0.015%	0.015%	300	300
CESH (b)	2.430%	2.430%	3,755	3,495
			$119,227	$107,590

__________

(a)
During the six months ended June 30, 2019, we received asset management revenue from the existing Managed REITs primarily in shares of their common stock, which increased our ownership percentage in each of the existing Managed REITs (Note 3).

(b)	Investment is accounted for at fair value.

CPA:17 – Global — On October 31, 2018, we acquired all of the remaining interests in CPA:17 – Global and the CPA:17 – Global operating partnership in the CPA:17 Merger (Note 3). We received distributions from CPA:17 – Global during the six months ended June 30, 2018 of $4.9 million. We received distributions from our investment in the CPA:17 – Global operating partnership during the six months ended June 30, 2018 of $11.4 million (Note 3).

CPA:18 – Global — The carrying value of our investment in CPA:18 – Global at June 30, 2019 includes asset management fees receivable, for which 54,473 shares of CPA:18 – Global Class A common stock were issued during the third quarter of 2019. We received distributions from this investment during the six months ended June 30, 2019 and 2018 of $1.6 million and $1.2 million, respectively. We received distributions from our investment in the CPA:18 – Global operating partnership during the six months ended June 30, 2019 and 2018 of $4.0 million and $4.7 million, respectively (Note 3).

CWI 1 — The carrying value of our investment in CWI 1 at June 30, 2019 includes asset management fees receivable, for which 114,306 shares of CWI 1 common stock were issued during the third quarter of 2019. We received distributions from this investment during the six months ended June 30, 2019 and 2018 of $1.3 million and $0.9 million, respectively. We received distributions from our investment in the CWI 1 operating partnership during the six months ended June 30, 2019 and 2018 of $2.4 million and $1.0 million, respectively (Note 3).

CWI 2 — The carrying value of our investment in CWI 2 at June 30, 2019 includes asset management fees receivable, for which 78,392 shares of CWI 2 Class A common stock were issued during the third quarter of 2019. We received distributions from this investment during the six months ended June 30, 2019 and 2018 of $0.7 million and $0.5 million, respectively. We received distributions from our investment in the CWI 2 operating partnership during the six months ended June 30, 2019 and 2018 of $3.1 million and $2.2 million, respectively (Note 3).

CESH — We have elected to account for our investment in CESH at fair value by selecting the equity method fair value option available under GAAP. We record our investment in CESH on a one quarter lag; therefore, the balance of our equity method investment in CESH recorded as of June 30, 2019 is based on the estimated fair value of our investment as of March 31, 2019. We did not receive distributions from this investment during the six months ended June 30, 2019 or 2018.

At June 30, 2019 and December 31, 2018, the aggregate unamortized basis differences on our equity investments in the Managed Programs were $41.1 million and $35.2 million, respectively.

W. P. Carey 6/30/2019 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)

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

The following table sets forth our ownership interests in our equity investments in real estate, excluding the Managed Programs, and their respective carrying values (dollars in thousands):

			Carrying Value at
Lessee	Co-owner	Ownership Interest	June 30, 2019	December 31, 2018
Johnson Self Storage	Third Party	90%	$71,217	$73,475
Kesko Senukai (a)	Third Party	70%	45,506	52,432
Bank Pekao (a)	CPA:18 – Global	50%	27,890	29,086
BPS Nevada, LLC (b)	Third Party	15%	22,453	22,292
State Farm Mutual Automobile Insurance Co.	CPA:18 – Global	50%	18,077	18,927
Apply Sørco AS (c) (d)	CPA:18 – Global	49%	9,869	7,483
Fortenova Grupa d.d. (formerly Konzum d.d.) (a)	CPA:18 – Global	20%	2,920	2,858
Beach House JV, LLC (e)	Third Party	N/A	—	15,105
			$197,932	$221,658
__________

(a)	The carrying value of this investment is affected by fluctuations in the exchange rate of the euro.

(b)
This investment is reported using the hypothetical liquidation at book value model, which may be different than pro rata ownership percentages, primarily due to the capital structure of the partnership agreement.

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

We received aggregate distributions of $12.0 million and $8.6 million from our other unconsolidated real estate investments for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019 and December 31, 2018, the aggregate unamortized basis differences on our unconsolidated real estate investments were $25.1 million and $23.7 million, respectively.

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

W. P. Carey 6/30/2019 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)

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

Equity Investment in CESH — We have elected to account for our investment in CESH, which is included in Equity investments in the Managed Programs and real estate in the consolidated financial statements, at fair value by selecting the equity method fair value option available under GAAP (Note 7). We classified this investment as Level 3 because we primarily used valuation models that incorporate unobservable inputs to determine its fair value. The fair value of our equity investment in CESH approximated its carrying value as of June 30, 2019 and December 31, 2018.

Investment in Shares of a Cold Storage Operator — We have elected to apply the measurement alternative under ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10) to account for our investment in shares of a cold storage operator, which is included in Other assets, net in the consolidated financial statements. Under this alternative, the carrying value is adjusted for any impairments or changes in fair value resulting from observable transactions for similar or identical investments in the issuer. We classified this investment as Level 3 because it is not traded in an active market. During the first quarter of 2019, we identified measurement period adjustments that impacted the provisional accounting for this investment, which was acquired in the CPA:17 Merger on October 31, 2018 (Note 3). As such, the CPA:17 Merger purchase price allocated to this investment decreased by approximately $3.0 million. In addition, during the six months ended June 30, 2019, we recognized unrealized losses on our investment in shares of a cold storage operator totaling $3.3 million, which was recorded within Other gains and (losses) in the consolidated financial statements. The fair value of this investment approximated its carrying value, which was $110.0 million and $116.3 million at June 30, 2019 and December 31, 2018, respectively.

Investment in Shares of GCIF — We account for our investment in shares of Guggenheim Credit Income Fund (“GCIF”), which is included in Other assets, net in the consolidated financial statements, at fair value. We classified this investment as Level 2 because we used a quoted price from an inactive market to determine its fair value. During the six months ended June 30, 2019, we redeemed a portion of our investment in shares of GCIF for approximately $3.3 million. Distributions of earnings from GCIF and unrealized gains or losses recognized on GCIF are recorded within Other gains and (losses) in the consolidated financial statements. During the six months ended June 30, 2019, we recognized unrealized losses on our investment in shares of GCIF totaling $1.1 million, due to a decrease in the net asset value of the investment. The fair value of our investment in shares of GCIF approximated its carrying value, which was $19.1 million and $23.6 million at June 30, 2019 and December 31, 2018, respectively.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the six months ended June 30, 2019 or 2018. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements.

W. P. Carey 6/30/2019 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)

Our other material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		June 30, 2019		December 31, 2018
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Unsecured Notes, net (a) (b) (c)	2	$3,861,931	$4,118,482	$3,554,470	$3,567,593
Non-recourse mortgages, net (a) (b) (d)	3	2,203,853	2,228,407	2,732,658	2,737,861
Loans receivable (d)	3	57,737	57,737	67,277	67,123
__________

(a)
The carrying value of Senior Unsecured Notes, net (Note 10) includes unamortized deferred financing costs of $21.0 million and $19.7 million at June 30, 2019 and December 31, 2018, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of $0.7 million and $0.8 million at June 30, 2019 and December 31, 2018, respectively.

(b)
The carrying value of Senior Unsecured Notes, net includes unamortized discount of $18.1 million and $15.8 million at June 30, 2019 and December 31, 2018, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $20.6 million and $21.8 million at June 30, 2019 and December 31, 2018, respectively.

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

We estimated that our other financial assets and liabilities, including amounts outstanding under our Senior Unsecured Credit Facility (Note 10) but excluding net investments in direct financing leases, had fair values that approximated their carrying values at both June 30, 2019 and December 31, 2018.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. There have been no significant changes in our impairment policies from what was disclosed in the 2018 Annual Report.

We did not recognize any impairment charges during the three or six months ended June 30, 2019.

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

W. P. Carey 6/30/2019 10-Q – 30

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

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For derivatives designated and that qualify as cash flow hedges, the change in fair value of the derivative is recognized in Other comprehensive loss until the hedged transaction affects earnings. Gains and losses on the cash flow hedges representing hedge components excluded from the assessment of effectiveness are recognized in earnings over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with our accounting policy election. Such gains and losses are recorded within Other gains and (losses) or Interest expense in our consolidated statements of income. The earnings recognition of excluded components is presented in the same line item as the hedged transactions. For derivatives designated and that qualify as a net investment hedge, the change in the fair value and/or the net settlement of the derivative is reported in Other comprehensive loss as part of the cumulative foreign currency translation adjustment. Amounts are reclassified out of Other comprehensive loss into earnings (within (Loss) gain on sale of real estate, net, in our consolidated statements of income) when the hedged net investment is either sold or substantially liquidated.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both June 30, 2019 and December 31, 2018, no cash collateral had been posted nor received for any of our derivative positions.

W. P. Carey 6/30/2019 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Derivative Assets Fair Value at		Derivative Liabilities Fair Value at
		June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Foreign currency forward contracts	Other assets, net	$17,209	$22,520	$—	$—
Foreign currency collars	Other assets, net	11,276	8,536	—	—
Interest rate swaps	Other assets, net	35	1,435	—	—
Interest rate caps	Other assets, net	3	56	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(5,609)	(3,387)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(531)	(1,679)
		28,523	32,547	(6,140)	(5,066)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	5,200	5,500	—	—
Foreign currency forward contracts	Other assets, net	—	7,144	—	—
Interest rate swaps (a)	Accounts payable, accrued expenses and other liabilities	—	—	(131)	(343)
		5,200	12,644	(131)	(343)
Total derivatives		$33,723	$45,191	$(6,271)	$(5,409)
__________

(a)	These interest rate swaps do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the underlying variable-rate debt.

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Loss (a)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2019	2018	2019	2018
Foreign currency forward contracts	$(2,289)	$3,306	$(1,170)	$142
Interest rate swaps	(562)	414	(2,377)	1,420
Foreign currency collars	262	9,999	3,878	3,850
Interest rate caps	176	(4)	149	(11)
Derivatives in Net Investment Hedging Relationships (b)
Foreign currency forward contracts	(1)	1,913	(1)	2,316
Foreign currency collars	1	—	1	—
Total	$(2,413)	$15,628	$480	$7,717

W. P. Carey 6/30/2019 10-Q – 32

Notes to Consolidated Financial Statements (Unaudited)

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Loss
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Foreign currency forward contracts	Other gains and (losses)	$2,120	$1,622	$4,554	$2,804
Interest rate swaps and cap	Interest expense	(1,547)	(40)	(1,614)	(251)
Foreign currency collars	Other gains and (losses)	1,285	167	2,373	574
Total		$1,858	$1,749	$5,313	$3,127

__________

(a)
Excludes net losses of $1.0 million and net gains of $0.4 million recognized on unconsolidated jointly owned investments for the three months ended June 30, 2019 and 2018, respectively, and net losses of $1.9 million and net gains of $0.3 million for the six months ended June 30, 2019 and 2018, respectively.

(b)	The changes in fair value of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive loss.

Amounts reported in Other comprehensive loss related to interest rate derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive loss related to foreign currency derivative contracts will be reclassified to Other gains and (losses) when the hedged foreign currency contracts are settled. As of June 30, 2019, we estimate that an additional $1.9 million and $12.8 million will be reclassified as interest expense and other gains, respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Stock warrants	Other gains and (losses)	$(300)	$(67)	$(300)	$201
Foreign currency collars	Other gains and (losses)	154	557	195	320
Foreign currency forward contracts	Other gains and (losses)	(31)	—	(261)	(125)
Interest rate swaps	Other gains and (losses)	(26)	2	(26)	7
Interest rate swaps	Interest expense	13	—	22	—
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Interest expense	(1,062)	63	(1,127)	213
Interest rate caps	Interest expense	(54)	—	(95)	—
Foreign currency collars	Other gains and (losses)	—	25	7	(21)
Foreign currency forward contracts	Other gains and (losses)	—	—	(132)	—
Total		$(1,306)	$580	$(1,717)	$595

See below for information on our purposes for entering into derivative instruments.

Interest Rate Swaps and Caps

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we generally seek long-term debt financing on a fixed-rate basis. However, from time to time, we or our investment partners have obtained, and may in the future obtain, variable-rate, non-recourse mortgage loans and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of a loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. Interest rate caps limit the effective borrowing rate of variable-

W. P. Carey 6/30/2019 10-Q – 33

Notes to Consolidated Financial Statements (Unaudited)

rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at June 30, 2019 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at June 30, 2019 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	8	112,709	USD	$(3,347)
Interest rate swaps	3	64,281	EUR	(2,227)
Interest rate caps	5	155,647	EUR	2
Interest rate cap	1	6,394	GBP	1
Not Designated as Hedging Instruments
Interest rate swap (b)	1	4,667	EUR	(131)
				$(5,702)
__________

(a)	Fair value amounts are based on the exchange rate of the euro or British pound sterling at June 30, 2019, as applicable.

(b)	These interest rate swaps do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the underlying variable-rate debt.

Foreign Currency Forward Contracts and Collars

We are exposed to foreign currency exchange rate movements, primarily in the euro and, to a lesser extent, the British pound sterling, the Danish krone, the Norwegian krone, and certain other currencies. In order to hedge certain of our foreign currency cash flow exposures, we enter into foreign currency forward contracts and collars. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. Our foreign currency forward contracts and foreign currency collars have maturities of 77 months or less.

The following table presents the foreign currency derivative contracts we had outstanding at June 30, 2019 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at June 30, 2019
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	23	61,543	EUR	$17,114
Foreign currency collars	73	238,450	EUR	5,910
Foreign currency collars	62	48,000	GBP	4,837
Foreign currency forward contracts	3	2,187	NOK	45
Foreign currency collars	3	2,000	NOK	(1)
Designated as Net Investment Hedging Instruments
Foreign currency forward contract	1	2,468	NOK	50
Foreign currency collar	1	2,500	NOK	(1)
				$27,954

W. P. Carey 6/30/2019 10-Q – 34

Notes to Consolidated Financial Statements (Unaudited)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of June 30, 2019. At June 30, 2019, our total credit exposure and the maximum exposure to any single counterparty was $27.2 million and $12.4 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At June 30, 2019, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $10.7 million and $7.3 million at June 30, 2019 and December 31, 2018, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at June 30, 2019 or December 31, 2018, we could have been required to settle our obligations under these agreements at their aggregate termination value of $11.0 million and $7.6 million, respectively.

Net Investment Hedges

We have completed four offerings of euro-denominated senior notes, each with a principal amount of €500.0 million, which we refer to as the 2.0% Senior Notes due 2023, 2.25% Senior Notes due 2024, 2.250% Senior Notes due 2026, and 2.125% Senior Notes due 2027 (Note 10). In addition, at June 30, 2019, the amounts borrowed in euro and Japanese yen outstanding under our Unsecured Revolving Credit Facility (Note 10) were €78.0 million and ¥2.4 billion, respectively. These borrowings are designated as, and are effective as, economic hedges of our net investments in foreign entities. Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in Other comprehensive loss as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our borrowings under our euro-denominated senior notes and changes in the value of our euro and Japanese yen borrowings under our Unsecured Revolving Credit Facility, related to changes in the spot rates, will be reported in the same manner as foreign currency translation adjustments, which are recorded in Other comprehensive loss as part of the cumulative foreign currency translation adjustment. Such (losses) gains related to non-derivative net investment hedges were $(30.5) million and $84.6 million for the three months ended June 30, 2019 and 2018, respectively, and $13.6 million and $44.6 million for the six months ended June 30, 2019 and 2018, respectively.

At June 30, 2019, we also had foreign currency forward contracts that were designated as net investment hedges, as discussed in “Derivative Financial Instruments” above.

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

At June 30, 2019, our Unsecured Revolving Credit Facility had available capacity of $1.4 billion. We incur an annual facility fee of 0.20% of the total commitment on our Unsecured Revolving Credit Facility.

W. P. Carey 6/30/2019 10-Q – 35

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of our Senior Unsecured Credit Facility (dollars in thousands):

	Interest Rate at June 30, 2019 (a)	Maturity Date at June 30, 2019	Principal Outstanding Balance at
Senior Unsecured Credit Facility			June 30, 2019	December 31, 2018
Unsecured Revolving Credit Facility:
Unsecured Revolving Credit Facility — borrowing in euros (b)	EURIBOR + 1.00%	2/22/2021	$88,764	$69,273
Unsecured Revolving Credit Facility — borrowing in Japanese yen	JPY LIBOR + 1.00%	2/22/2021	22,463	22,290
			$111,227	$91,563
__________

(a)	The applicable interest rate at June 30, 2019 was based on the credit rating for our Senior Unsecured Notes of BBB/Baa2.

(b)	EURIBOR means Euro Interbank Offered Rate.

Senior Unsecured Notes

As set forth in the table below, we have euro and U.S. dollar-denominated senior unsecured notes outstanding with an aggregate principal balance outstanding of $3.9 billion at June 30, 2019 (the “Senior Unsecured Notes”). On June 14, 2019, we completed an underwritten public offering of $325.0 million of 3.850% Senior Notes due 2029, at a price of 98.876% of par value. These 3.850% Senior Notes due 2029 have a 10.1-year term and are scheduled to mature on July 15, 2029.

Interest on the Senior Unsecured Notes is payable annually in arrears for our euro-denominated senior notes and semi-annually for U.S. dollar-denominated senior notes. The Senior Unsecured Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 30 to 35 basis points. The following table presents a summary of our Senior Unsecured Notes outstanding at June 30, 2019 (currency in millions):

				Original Issue Discount	Effective Interest Rate			Principal Outstanding Balance at
Senior Unsecured Notes, net (a)	Issue Date	Principal Amount	Price of Par Value			Coupon Rate	Maturity Date	June 30, 2019	December 31, 2018
2.0% Senior Notes due 2023	1/21/2015	€500.0	99.220%	$4.6	2.107%	2.0%	1/20/2023	$569.0	$572.5
4.6% Senior Notes due 2024	3/14/2014	$500.0	99.639%	$1.8	4.645%	4.6%	4/1/2024	500.0	500.0
2.25% Senior Notes due 2024	1/19/2017	€500.0	99.448%	$2.9	2.332%	2.25%	7/19/2024	569.0	572.5
4.0% Senior Notes due 2025	1/26/2015	$450.0	99.372%	$2.8	4.077%	4.0%	2/1/2025	450.0	450.0
2.250% Senior Notes due 2026	10/9/2018	€500.0	99.252%	$4.3	2.361%	2.250%	4/9/2026	569.0	572.5
4.25% Senior Notes due 2026	9/12/2016	$350.0	99.682%	$1.1	4.290%	4.25%	10/1/2026	350.0	350.0
2.125% Senior Notes due 2027	3/6/2018	€500.0	99.324%	$4.2	2.208%	2.125%	4/15/2027	569.0	572.5
3.850% Senior Notes due 2029	6/14/2019	$325.0	98.876%	$3.7	3.986%	3.850%	7/15/2029	325.0	—
								$3,901.0	$3,590.0
__________

(a)
Aggregate balance excludes unamortized deferred financing costs totaling $21.0 million and $19.7 million, and unamortized discount totaling $18.1 million and $15.8 million, at June 30, 2019 and December 31, 2018, respectively.

Proceeds from the issuances of each of these notes were used primarily to partially pay down the amounts then outstanding under the senior unsecured credit facility that we had in place at that time and/or to repay certain non-recourse mortgage loans. In connection with the offering of the 3.850% Senior Notes due 2029 in June 2019, we incurred financing costs totaling $2.9 million during the six months ended June 30, 2019, which are included in Senior Unsecured Notes, net in the consolidated financial statements and are being amortized to Interest expense over the term of the 3.850% Senior Notes due 2029.

Covenants

The Credit Agreement and each of the Senior Unsecured Notes include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. The Credit Agreement also contains various customary affirmative and negative covenants applicable to us and our subsidiaries, subject to materiality and other qualifications, baskets, and exceptions as outlined in the Credit Agreement. We were in compliance with all of these covenants at June 30, 2019.

W. P. Carey 6/30/2019 10-Q – 36

Notes to Consolidated Financial Statements (Unaudited)

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

Non-Recourse Mortgages

At June 30, 2019, the weighted-average interest rates for our fixed-rate and variable-rate non-recourse mortgage notes payable were 5.2% and 2.9%, respectively, with maturity dates ranging from October 2019 to September 2031.

During the six months ended June 30, 2019, we assumed a non-recourse mortgage loan with an outstanding principal balance of $20.2 million in connection with the acquisition of a property (Note 4). This mortgage loan has a fixed annual interest rate of 4.7% and a maturity date of July 6, 2024.

A non-recourse mortgage loan encumbering six vacant properties that were acquired in the CPA:17 Merger, with an outstanding principal balance of approximately $57.2 million (carrying value of $42.6 million), was in default as of both June 30, 2019 and December 31, 2018. The former tenant at the properties declared bankruptcy in 2018 and vacated the properties prior to the CPA:17 Merger. This loan currently bears interest at 4.4%, with a default interest rate of an additional 5.0%, and is collateralized by the six properties, which we wholly-own. Interest expense of $4.2 million on this loan has been accrued and unpaid as of June 30, 2019 (including default interest). As of June 30, 2019, the carrying value of the properties totaled $42.6 million.

A non-recourse mortgage loan encumbering a vacant property that was acquired in the CPA:17 Merger, with an outstanding principal balance of approximately $8.7 million (carrying value of $8.2 million), was in default as of June 30, 2019. The former tenant at the property has been in federal receivership since the first quarter of 2019. This loan currently bears interest at 5.5%, with a default interest rate of an additional 18.0%, and is collateralized by the property, which we wholly-own. Interest expense of $0.3 million on this loan has been accrued and unpaid as of June 30, 2019 (including default interest). As of June 30, 2019, the carrying value of the property was $10.5 million.

Repayments During the Six Months Ended June 30, 2019

During the six months ended June 30, 2019, we (i) prepaid non-recourse mortgage loans totaling $493.3 million and (ii) repaid non-recourse mortgage loans at maturity with an aggregate principal balance of approximately $18.8 million. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 5.1%. Amounts are based on the exchange rate of the related foreign currency as of the date of repayment, as applicable. We primarily used proceeds from issuances of common stock under our ATM Program (Note 12) to fund these prepayments.

Repayments During the Six Months Ended June 30, 2018

During the six months ended June 30, 2018, we (i) prepaid non-recourse mortgage loans totaling $164.9 million, including $12.5 million encumbering properties that were disposed of during the six months ended June 30, 2018, and (ii) repaid non-recourse mortgage loans at maturity with an aggregate principal balance of approximately $9.5 million. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 2.5%. Amounts are based on the exchange rate of the related foreign currency as of the date of repayment, as applicable.

Foreign Currency Exchange Rate Impact

During the six months ended June 30, 2019, the U.S. dollar strengthened against the euro, resulting in an aggregate decrease of $18.4 million in the aggregate carrying values of our Non-recourse mortgages, net, Senior Unsecured Credit Facility, and Senior Unsecured Notes, net from December 31, 2018 to June 30, 2019.

W. P. Carey 6/30/2019 10-Q – 37

Notes to Consolidated Financial Statements (Unaudited)

Scheduled Debt Principal Payments

Scheduled debt principal payments as of June 30, 2019 are as follows (in thousands):

Years Ending December 31,	Total (a)
2019 (remainder)	$58,984
2020	446,277
2021	615,966
2022	539,632
2023	927,234
Thereafter through 2031	3,649,226
Total principal payments	6,237,319
Unamortized discount, net (b)	(38,655)
Unamortized deferred financing costs	(21,653)
Total	$6,177,011
__________

(a)	Certain amounts are based on the applicable foreign currency exchange rate at June 30, 2019.

(b)
Represents the unamortized discount, net, of $20.6 million in aggregate primarily resulting from the assumption of property-level debt in connection with business combinations, including the CPA:17 Merger (Note 3), and the unamortized discount on the Senior Unsecured Notes of $18.1 million in aggregate.

Note 11. Commitments and Contingencies

At June 30, 2019, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 12. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain several stock-based compensation plans, which are more fully described in the 2018 Annual Report. There have been no significant changes to the terms and conditions of any of our stock-based compensation plans or arrangements during the six months ended June 30, 2019. We recorded stock-based compensation expense of $4.9 million and $3.7 million during the three months ended June 30, 2019 and 2018, respectively, and $9.1 million and $11.9 million during the six months ended June 30, 2019 and 2018, respectively. Approximately $4.2 million of the stock-based compensation expense recorded during the six months ended June 30, 2018 was attributable to the modification of restricted share units (“RSUs”) and performance share units (“PSUs”) in connection with the retirement of our former chief executive officer in February 2018.

W. P. Carey 6/30/2019 10-Q – 38

Notes to Consolidated Financial Statements (Unaudited)

Restricted and Conditional Awards

Nonvested restricted share awards (“RSAs”), RSUs, and PSUs at June 30, 2019 and changes during the six months ended June 30, 2019 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2019	277,002	$62.41	331,216	$78.82
Granted (a)	132,743	69.86	84,006	92.16
Vested (b)	(137,873)	61.72	(403,701)	74.04
Forfeited	(1,889)	64.63	—	—
Adjustment (c)	—	—	301,426	77.95
Nonvested at June 30, 2019 (d)	269,983	$66.41	312,947	$81.17
__________

(a)
The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing (i) a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period and (ii) future financial performance projections. To estimate the fair value of PSUs granted during the six months ended June 30, 2019, we used a risk-free interest rate of 2.5%, an expected volatility rate of 15.8%, and assumed a dividend yield of zero.

(b)
The grant date fair value of shares vested during the six months ended June 30, 2019 was $38.4 million. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At June 30, 2019 and December 31, 2018, we had an obligation to issue 893,713 and 867,871 shares, respectively, of our common stock underlying such deferred awards, which is recorded within Total stockholders’ equity as a Deferred compensation obligation of $37.3 million and $35.8 million, respectively.

(c)
Vesting and payment of the PSUs is conditioned upon certain company and/or market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. As a result, we recorded adjustments at June 30, 2019 to reflect the number of shares expected to be issued when the PSUs vest.

(d)	At June 30, 2019, total unrecognized compensation expense related to these awards was approximately $28.2 million, with an aggregate weighted-average remaining term of 2.1 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to W. P. Carey	$66,038	$75,681	$134,532	$140,955
Net income attributable to nonvested participating RSUs	(17)	(97)	(35)	(180)
Net income — basic and diluted	$66,021	$75,584	$134,497	$140,775

Weighted-average shares outstanding — basic	171,304,112	108,059,394	169,280,360	108,058,671
Effect of dilutive securities	186,513	175,540	240,148	184,392
Weighted-average shares outstanding — diluted	171,490,625	108,234,934	169,520,508	108,243,063

W. P. Carey 6/30/2019 10-Q – 39

Notes to Consolidated Financial Statements (Unaudited)

For the three and six months ended June 30, 2019 and 2018, there were no potentially dilutive securities excluded from the computation of diluted earnings per share.

ATM Program

On February 27, 2019, we filed a prospectus supplement with the SEC pursuant to which we may offer and sell shares of our common stock from time to time, up to an aggregate gross sales price of $500.0 million, through an ATM Program with a consortium of banks acting as sales agents. On that date, we also terminated a prior ATM Program that was established on March 1, 2017. During the three and six months ended June 30, 2019, we issued 1,116,217 and 5,169,840 shares, respectively, of our common stock under our current and former ATM Programs at a weighted-average price of $80.33 and $77.06 per share, respectively, for net proceeds of $88.3 million and $392.1 million, respectively. Proceeds from issuances of common stock under our ATM Program during the three and six months ended June 30, 2019 were used primarily to prepay certain non-recourse mortgage loans (Note 10) and to fund acquisitions.

During the three and six months ended June 30, 2018, we did not issue any shares of our common stock under our prior ATM Program. As of June 30, 2019, $159.2 million remained available for issuance under our current ATM Program.

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended June 30, 2019
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$16,051	$(269,264)	$530	$(252,683)
Other comprehensive loss before reclassifications	(1,548)	(4,187)	(541)	(6,276)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(3,405)	—	—	(3,405)
Interest expense	1,547	—	—	1,547
Total	(1,858)	—	—	(1,858)
Net current period other comprehensive loss	(3,406)	(4,187)	(541)	(8,134)
Ending balance	$12,645	$(273,451)	$(11)	$(260,817)

	Three Months Ended June 30, 2018
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$783	$(230,288)	$267	$(229,238)
Other comprehensive loss before reclassifications	15,822	(39,815)	(58)	(24,051)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(1,789)	—	—	(1,789)
Interest expense	40	—	—	40
Total	(1,749)	—	—	(1,749)
Net current period other comprehensive loss	14,073	(39,815)	(58)	(25,800)
Net current period other comprehensive loss attributable to noncontrolling interests	2	7,634	—	7,636
Ending balance	$14,858	$(262,469)	$209	$(247,402)

W. P. Carey 6/30/2019 10-Q – 40

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2019
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$14,102	$(269,091)	$(7)	$(254,996)
Other comprehensive income before reclassifications	3,856	(4,360)	(4)	(508)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(6,927)	—	—	(6,927)
Interest expense	1,614	—	—	1,614
Total	(5,313)	—	—	(5,313)
Net current period other comprehensive loss	(1,457)	(4,360)	(4)	(5,821)
Ending balance	$12,645	$(273,451)	$(11)	$(260,817)

	Six Months Ended June 30, 2018
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$9,172	$(245,022)	$(161)	$(236,011)
Other comprehensive loss before reclassifications	8,808	(21,299)	370	(12,121)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(3,378)	—	—	(3,378)
Interest expense	251	—	—	251
Total	(3,127)	—	—	(3,127)
Net current period other comprehensive loss	5,681	(21,299)	370	(15,248)
Net current period other comprehensive loss attributable to noncontrolling interests	5	3,852	—	3,857
Ending balance	$14,858	$(262,469)	$209	$(247,402)

See Note 9 for additional information on our derivatives activity recognized within Other comprehensive loss for the periods presented.

Dividends Declared

During the second quarter of 2019, our Board declared a quarterly dividend of $1.034 per share, which was paid on July 15, 2019 to stockholders of record as of June 28, 2019.

During the six months ended June 30, 2019, we declared dividends totaling $2.066 per share.

Note 13. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually and intend to do so for the tax year ending December 31, 2019. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and six months ended June 30, 2019 and 2018.

W. P. Carey 6/30/2019 10-Q – 41

Notes to Consolidated Financial Statements (Unaudited)

Certain of our subsidiaries have elected TRS status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. We also own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. The accompanying consolidated financial statements include an interim tax provision for our TRSs and foreign subsidiaries, as necessary, for the three and six months ended June 30, 2019 and 2018. Current income tax expense was $3.4 million and $3.2 million for the three months ended June 30, 2019 and 2018, respectively, and $3.1 million and $9.4 million for the six months ended June 30, 2019 and 2018, respectively. Provision for income taxes for the six months ended June 30, 2019 included a current tax benefit of approximately $6.3 million due to a change in tax position for state and local taxes.

Our TRSs and foreign subsidiaries are subject to U.S. federal, state, and foreign income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether the tax benefit of a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. The majority of our deferred tax assets relate to the timing difference between the financial reporting basis and tax basis for stock-based compensation expense. The majority of our deferred tax liabilities relate to differences between the tax basis and financial reporting basis of the assets acquired in acquisitions in which the tax basis of such assets was not stepped up to fair value for income tax purposes. Deferred income tax benefit (expense) was $0.3 million and $(3.0) million for the three months ended June 30, 2019 and 2018, respectively, and $2.1 million and $9.1 million for the six months ended June 30, 2019 and 2018, respectively. Provision for income taxes for the six months ended June 30, 2018 included a deferred tax benefit of approximately $6.2 million as a result of the release of a deferred tax liability relating to a property holding company that was no longer required due to a change in tax classification.

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

2019 — During the three and six months ended June 30, 2019, we sold four and five properties, respectively, for total proceeds of $7.7 million and $12.6 million, respectively, net of selling costs, and recognized a net (loss) gain on these sales totaling $(0.3) million and $0.7 million, respectively.

In addition, in June 2019, a loan receivable was repaid in full to us for $9.3 million, which resulted in a net loss of $(0.1) million (Note 5).

2018 — During the three and six months ended June 30, 2018, we sold two and seven properties, respectively, for total proceeds of $42.0 million and $77.7 million, respectively, net of selling costs, and recognized a net gain on these sales totaling $5.6 million and $12.3 million, respectively (inclusive of income taxes totaling $1.2 million for both periods recognized upon sale). Disposition activity included the sale of one of our hotel operating properties in April 2018.

In addition, in June 2018, we completed a nonmonetary transaction, in which we disposed of 23 properties in exchange for the acquisition of one property leased to the same tenant. This swap was recorded based on the fair value of the property acquired of $85.5 million, which resulted in a net gain of $6.3 million, and was a non-cash investing activity.

W. P. Carey 6/30/2019 10-Q – 42

Notes to Consolidated Financial Statements (Unaudited)

Note 15. Segment Reporting

We evaluate our results from operations through our two major business segments: Real Estate and Investment Management. The following tables present a summary of comparative results and assets for these business segments (in thousands):

Real Estate

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Lease revenues	$269,802	$168,367	$532,741	$337,799
Operating property revenues (a)	15,436	4,865	31,432	12,083
Lease termination income and other	6,304	680	9,574	1,622
	291,542	173,912	573,747	351,504

Operating Expenses
Depreciation and amortization	112,666	63,374	224,079	128,294
General and administrative	15,001	10,599	30,189	22,664
Reimbursable tenant costs	13,917	5,733	27,088	11,952
Operating property expenses	10,874	3,581	21,468	9,251
Property expenses, excluding reimbursable tenant costs	9,915	5,327	19,827	9,556
Stock-based compensation expense	3,482	1,990	6,282	6,296
Merger and other expenses	696	2,692	842	2,655
Impairment charges	—	—	—	4,790
	166,551	93,296	329,775	195,458
Other Income and Expenses
Interest expense	(59,719)	(41,311)	(121,032)	(79,385)
Other gains and (losses)	(1,362)	9,630	(392)	6,743
(Loss) gain on sale of real estate, net	(362)	11,912	571	18,644
Equity in earnings of equity method investments in real estate	230	3,529	152	6,887
	(61,213)	(16,240)	(120,701)	(47,111)
Income before income taxes	63,778	64,376	123,271	108,935
(Provision for) benefit from income taxes	(3,019)	(1,317)	(9,178)	2,216
Net Income from Real Estate	60,759	63,059	114,093	111,151
Net loss (income) attributable to noncontrolling interests	9	(3,743)	83	(6,535)
Net Income from Real Estate Attributable to W. P. Carey	$60,768	$59,316	$114,176	$104,616

__________

(a)
Operating property revenues from our hotels include (i) $0.9 million and $4.8 million for the three and six months ended June 30, 2018, respectively, generated from a hotel in Memphis, Tennessee, which was sold in April 2018, (ii) $4.1 million and $4.0 million for the three months ended June 30, 2019 and 2018, respectively, and $7.5 million and $7.2 million for the six months ended June 30, 2019 and 2018, respectively, generated from a hotel in Bloomington, Minnesota, and (iii) $3.7 million and $6.6 million for the three and six months ended June 30, 2019, respectively, generated from a hotel in Miami, Florida, which was acquired in the CPA:17 Merger and was classified as held for sale as of June 30, 2019 (Note 4).

W. P. Carey 6/30/2019 10-Q – 43

Notes to Consolidated Financial Statements (Unaudited)

Investment Management

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Asset management revenue	$9,790	$17,268	$19,522	$34,253
Reimbursable costs from affiliates	3,821	5,537	7,689	10,841
Structuring and other advisory revenue	58	4,426	2,576	6,355
	13,669	27,231	29,787	51,449
Operating Expenses
General and administrative	4,728	5,843	10,825	12,361
Reimbursable costs from affiliates	3,821	5,537	7,689	10,841
Subadvisor fees	1,650	1,855	3,852	3,887
Stock-based compensation expense	1,454	1,708	2,819	5,621
Depreciation and amortization	966	963	1,932	2,000
	12,619	15,906	27,117	34,710
Other Income and Expenses
Equity in earnings of equity method investments in the Managed Programs	3,721	9,029	9,290	20,996
Other gains and (losses)	691	956	676	1,080
	4,412	9,985	9,966	22,076
Income before income taxes	5,462	21,310	12,636	38,815
(Provision for) benefit from income taxes	(100)	(4,945)	8,188	(2,476)
Net Income from Investment Management	5,362	16,365	20,824	36,339
Net income attributable to noncontrolling interests	(92)	—	(468)	—
Net Income from Investment Management Attributable to W. P. Carey	$5,270	$16,365	$20,356	$36,339

Total Company

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$305,211	$201,143	$603,534	$402,953
Operating expenses	179,170	109,202	356,892	230,168
Other income and (expenses)	(56,801)	(6,255)	(110,735)	(25,035)
Provision for income taxes	(3,119)	(6,262)	(990)	(260)
Net income attributable to noncontrolling interests	(83)	(3,743)	(385)	(6,535)
Net income attributable to W. P. Carey	$66,038	$75,681	$134,532	$140,955

	Total Assets at
	June 30, 2019	December 31, 2018
Real Estate	$13,932,956	$13,941,963
Investment Management	259,051	241,076
Total Company	$14,192,007	$14,183,039

W. P. Carey 6/30/2019 10-Q – 44

Notes to Consolidated Financial Statements (Unaudited)

Note 16. Subsequent Events

Acquisitions

In July 2019, we completed two investments for a total purchase price of approximately $45.2 million. We acquired a three-property manufacturing/warehouse portfolio in Milwaukee, Wisconsin, with a lease term of 25 years for an aggregate purchase price of approximately $30.1 million. We also acquired a headquarters/manufacturing facility and a warehouse facility in Ontario, Canada, with a lease term of 22 years for an aggregate purchase price of approximately $15.1 million (based on the exchange rate of the Canadian dollar on the date of acquisition). It is not practicable to disclose the preliminary purchase price allocations for these transactions given the short period of time between the acquisition dates and the filing of this Report.

Conversion of Self-Storage Operating Properties to Net Leases

On August 1, 2019, five consolidated self-storage operating properties were converted to net leases, pursuant to the net lease agreements entered into during the second quarter of 2019 (Note 4).

W. P. Carey 6/30/2019 10-Q – 45

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

Business Overview

As described in more detail in Item 1 of the 2018 Annual Report, we are a diversified net lease REIT with a portfolio of operationally-critical, commercial real estate that includes 1,198 net lease properties covering approximately 136.6 million square feet and 26 operating properties as of June 30, 2019. We invest in high-quality single tenant industrial, warehouse, office, retail, and self-storage properties subject to long-term net leases with built-in rent escalators. Our portfolio is located primarily in the United States and Northern and Western Europe, and we believe it is well-diversified by tenant, property type, geographic location, and tenant industry.

We also earn fees and other income by managing the portfolios of the Managed Programs through our investment management business. We no longer raise capital for new or existing funds, but currently expect to continue managing our existing Managed Programs through the end of their respective life cycles (Note 1).

Financial Highlights

During the six months ended June 30, 2019, we completed the following (as further described in the consolidated financial statements):

Real Estate

Investments

•	We acquired nine investments totaling $308.0 million (Note 4).

•	We completed four construction projects at a cost totaling $79.4 million. Construction projects include build-to-suit and expansion projects (Note 4).

•
We committed to fund an aggregate of $17.7 million (based on the exchange rate of the euro at June 30, 2019) for a build-to-suit project in Katowice, Poland. We currently expect to complete the project in the fourth quarter of 2019 (Note 4).

Leasing Transactions

•
We entered into net lease agreements for certain self-storage properties previously classified as operating properties. As a result, in June 2019, we reclassified 22 consolidated self-storage properties with an aggregate carrying value of $182.7 million from Land, buildings and improvements attributable to operating properties to Land, buildings and improvements subject to operating leases. Effective as of that time, we began recognizing lease revenues from these properties, whereas previously we recognized operating property revenues and expenses from these properties. On August 1, 2019, five additional consolidated self-storage properties were converted from operating properties to net-lease properties (Note 4).

•
We restructured the leases with a tenant on a portfolio of grocery store and warehouse properties in Croatia. For 19 properties, we reached agreements on new rents, reducing contractual rents, but increasing total contractual minimum annualized base rent (“ABR”) from $10.2 million to $15.4 million. We extended the lease terms on these properties by a weighted average of three years. We also agreed to a payment plan to collect approximately 50% of unpaid back rents plus value-added tax, which will be paid in ten monthly installments of €1.0 million each (equivalent to approximately $1.1 million) starting in July 2019.

W. P. Carey 6/30/2019 10-Q – 46

Financing and Capital Markets Transactions

•
On June 14, 2019, we completed an underwritten public offering of $325.0 million of 3.850% Senior Notes due 2029, at a price of 98.876% of par value. These 3.850% Senior Notes due 2029 have a 10.1-year term and are scheduled to mature on July 15, 2029 (Note 10).

•
We issued 5,169,840 shares of our common stock under our ATM Program at a weighted-average price of $77.06 per share for net proceeds of $392.1 million (Note 12). Proceeds from issuances of common stock under our ATM Program during the six months ended June 30, 2019 were used primarily to prepay certain non-recourse mortgage loans (as described below and in Note 10) and to fund acquisitions.

•	We reduced our mortgage debt outstanding by prepaying or repaying at maturity a total of $512.2 million of non-recourse mortgage loans with a weighted-average interest rate of 5.1% (Note 10).

Investment Management

As of June 30, 2019, we managed total assets of approximately $7.6 billion on behalf of CPA:18 – Global, CWI 1, CWI 2, and CESH. Upon completion of the CPA:17 Merger (Note 3), we ceased earning advisory fees and other income previously earned when we served as advisor to CPA:17 – Global. During the six months ended June 30, 2018, such fees and other income from CPA:17 – Global totaled $30.3 million. We expect to structure fewer investments on behalf of the Managed Programs going forward because the Managed Programs are fully invested, we no longer raise capital for new or existing funds, and in light of the completion of the CPA:17 Merger.

Dividends to Stockholders

We declared cash dividends totaling $2.066 per share during the six months ended June 30, 2019, comprised of two quarterly dividends per share of $1.032 and $1.034.

W. P. Carey 6/30/2019 10-Q – 47

Consolidated Results

(in thousands, except shares)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues from Real Estate	$291,542	$173,912	$573,747	$351,504
Revenues from Investment Management	13,669	27,231	29,787	51,449
Total revenues	305,211	201,143	603,534	402,953

Net income from Real Estate attributable to W. P. Carey	60,768	59,316	114,176	104,616
Net income from Investment Management attributable to W. P. Carey	5,270	16,365	20,356	36,339
Net income attributable to W. P. Carey	66,038	75,681	134,532	140,955

Dividends declared	177,741	110,448	353,960	220,398

Net cash provided by operating activities			328,160	228,914
Net cash used in investing activities			(307,355)	(211,447)
Net cash used in financing activities			(181,651)	(58,333)

Supplemental financial measures (a):
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Real Estate	199,824	116,462	388,146	231,396
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Investment Management	8,641	26,137	22,086	49,573
Adjusted funds from operations attributable to W. P. Carey (AFFO)	208,465	142,599	410,232	280,969

Diluted weighted-average shares outstanding (b)	171,490,625	108,234,934	169,520,508	108,243,063
__________

(a)
We consider AFFO, a supplemental measure that is not defined by GAAP (a “non-GAAP measure”), to be an important measure in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

(b)
Amounts for the three and six months ended June 30, 2019 reflect the dilutive impact of the 53,849,087 shares of our common stock issued to stockholders of CPA:17 – Global in connection with the CPA:17 Merger on October 31, 2018 (Note 3).

Revenues and Net Income Attributable to W. P. Carey

Total revenues increased significantly for the three and six months ended June 30, 2019 as compared to the same periods in 2018, due to increases within our Real Estate segment, partially offset by decreases within our Investment Management segment. Real Estate revenue increased due to an increase in lease revenues and operating property revenues, primarily from the properties we acquired in the CPA:17 Merger on October 31, 2018 (Note 3) and other property acquisition activity, partially offset by the impact of property dispositions. Investment Management revenue decreased primarily due to the cessation of asset management revenue earned from CPA:17 – Global after the CPA:17 Merger on October 31, 2018 (Note 3).

Net income attributable to W. P. Carey decreased for the three and six months ended June 30, 2019 as compared to the same periods in 2018, due to decreases within our Investment Management segment, partially offset by increases within our Real Estate segment. Net income from Investment Management attributable to W. P. Carey decreased primarily due to the cessation of Investment Management revenues and distributions previously earned from CPA:17 – Global (Note 3), partially offset by tax benefits recognized during the six months ended June 30, 2019 (Note 13). Net income from Real Estate attributable to W. P. Carey increased primarily due to real estate acquisitions and properties acquired in the CPA:17 Merger (Note 3). The increase in revenues from such properties was partially offset by corresponding increases in depreciation and amortization, interest expense, and property expenses. We also recognized a lower gain on sale of estate in the current year periods as compared to the prior year periods (Note 14).

W. P. Carey 6/30/2019 10-Q – 48

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased for the six months ended June 30, 2019 as compared to the same period in 2018, primarily due to an increase in cash flow generated from properties acquired during 2018 and 2019, including properties acquired in the CPA:17 Merger, partially offset by a decrease in cash flow as a result of property dispositions during 2018 and 2019, as well as an increase in interest expense, primarily due to the assumption of non-recourse mortgage loans in the CPA:17 Merger and the issuance of senior notes in March 2018, October 2018, and June 2019.

AFFO

AFFO increased for the three and six months ended June 30, 2019 as compared to the same periods in 2018, primarily due to higher lease revenues and operating property revenues, partially offset by higher interest expense and lower Investment Management revenues and cash distributions as a result of the CPA:17 Merger.

Portfolio Overview

Our portfolio is comprised of operationally-critical, commercial real estate assets net leased to tenants located primarily in the United States and Northern and Western Europe. We invest in high-quality single tenant industrial, warehouse, office, retail, and self-storage properties subject to long-term net leases with built-in rent escalators. Portfolio information is provided on a pro rata basis, unless otherwise noted below, to better illustrate the economic impact of our various net-leased jointly owned investments. See Terms and Definitions below for a description of pro rata amounts.

Portfolio Summary

	June 30, 2019	December 31, 2018
Number of net-leased properties	1,198	1,163
Number of operating properties (a)	26	48
Number of tenants (net-leased properties)	320	304
Total square footage (net-leased properties, in thousands)	136,579	130,956
Occupancy (net-leased properties)	98.2%	98.3%
Weighted-average lease term (net-leased properties, in years)	10.4	10.2
Number of countries	25	25
Total assets (in thousands)	$14,192,007	$14,183,039
Net investments in real estate (in thousands)	12,090,558	11,928,854

	Six Months Ended June 30,
	2019	2018
Acquisition volume (in millions)	$308.0	$357.3
Construction projects completed (in millions)	79.4	38.2
Average U.S. dollar/euro exchange rate	1.1297	1.2108
Average U.S. dollar/British pound sterling exchange rate	1.2931	1.3764
Change in the U.S. CPI (b)	1.9%	2.2%
Change in the Germany CPI (b)	1.4%	0.6%
Change in the Poland CPI (b)	2.1%	0.8%
Change in the Netherlands CPI (b)	1.8%	1.1%
Change in the Spain CPI (b)	0.4%	1.2%

__________

W. P. Carey 6/30/2019 10-Q – 49

(a)
At June 30, 2019, operating properties consisted of 24 self-storage properties (of which we consolidated 15, with an average occupancy of 92.1% as of June 30, 2019) and two hotel properties, with an average occupancy of 80.9% for the six months ended June 30, 2019. At December 31, 2018, operating properties consisted of 46 self-storage properties (of which we consolidated 37) and two hotel properties. During the six months ended June 30, 2019, we reclassified 22 consolidated self-storage properties from Land, buildings and improvements attributable to operating properties to Land, buildings and improvements subject to operating leases (Note 4).

(b)	Many of our lease agreements include contractual increases indexed to changes in the U.S. CPI or similar indices in the jurisdictions in which the properties are located.

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at June 30, 2019 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Description	Number of Properties	ABR	ABR Percent	Weighted-Average Lease Term (Years)
U-Haul Moving Partners Inc. and Mercury Partners, LP	Net lease self-storage properties in the U.S.	78	$36,008	3.2%	4.8
Hellweg Die Profi-Baumärkte GmbH & Co. KG (a)	Do-it-yourself retail properties in Germany	44	35,895	3.2%	17.7
State of Andalucia (a)	Government office properties in Spain	70	28,762	2.6%	15.5
The New York Times Company (b)	Media headquarters in New York City	1	27,967	2.5%	4.8
Metro Cash & Carry Italia S.p.A. (a)	Business-to-business wholesale stores in Italy and Germany	20	27,468	2.5%	7.8
Pendragon PLC (a)	Automotive dealerships in the United Kingdom	70	21,460	1.9%	10.8
Marriott Corporation	Net lease hotel properties in the U.S.	18	20,065	1.8%	4.4
Nord Anglia Education, Inc.	K-12 private schools in the U.S.	3	18,734	1.7%	24.2
Forterra, Inc. (a) (c)	Industrial properties in the U.S. and Canada	27	18,387	1.7%	24.0
Advance Auto Parts, Inc.	Distribution facilities in the U.S.	30	18,345	1.6%	13.6
Total		361	$253,091	22.7%	12.1
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

(b)	As of June 30, 2019, the tenant exercised its option to repurchase the property it is leasing in the fourth quarter of 2019. There can be no assurance that such repurchase will be completed (Note 5).

(c)	Of the 27 properties leased to Forterra, Inc., 25 are located in the United States and two are located in Canada.

W. P. Carey 6/30/2019 10-Q – 50

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
United States
South
Texas	$94,822	8.5%	10,948	8.0%
Florida	45,660	4.1%	4,060	3.0%
Georgia	28,430	2.5%	4,024	2.9%
Tennessee	16,174	1.4%	2,445	1.8%
Alabama	13,989	1.3%	2,259	1.7%
Other (b)	12,334	1.1%	2,252	1.6%
Total South	211,409	18.9%	25,988	19.0%
East
New York	34,920	3.1%	1,770	1.3%
North Carolina	32,253	2.9%	7,023	5.2%
Massachusetts	20,970	1.9%	1,397	1.0%
Pennsylvania	20,701	1.9%	3,054	2.2%
New Jersey	19,174	1.7%	1,100	0.8%
South Carolina	15,125	1.4%	4,158	3.1%
Virginia	13,250	1.2%	1,430	1.0%
Other (b)	33,326	3.0%	6,594	4.8%
Total East	189,719	17.1%	26,526	19.4%
Midwest
Illinois	50,078	4.5%	5,931	4.3%
Minnesota	25,584	2.3%	2,451	1.8%
Indiana	17,836	1.6%	2,827	2.1%
Ohio	14,179	1.3%	3,102	2.3%
Wisconsin	13,409	1.2%	3,125	2.3%
Michigan	13,119	1.2%	2,073	1.5%
Other (b)	26,396	2.3%	4,806	3.5%
Total Midwest	160,601	14.4%	24,315	17.8%
West
California	60,021	5.4%	5,162	3.8%
Arizona	36,895	3.3%	3,652	2.7%
Colorado	11,190	1.0%	1,008	0.7%
Other (b)	43,827	3.9%	4,210	3.1%
Total West	151,933	13.6%	14,032	10.3%
United States Total	713,662	64.0%	90,861	66.5%
International
Germany	65,246	5.9%	6,970	5.1%
Poland	51,418	4.6%	7,093	5.2%
The Netherlands	49,647	4.4%	6,659	4.9%
Spain	49,580	4.4%	4,226	3.1%
United Kingdom	38,383	3.5%	2,924	2.2%
Italy	25,841	2.3%	2,386	1.7%
Croatia	16,525	1.5%	1,860	1.4%
France	15,963	1.4%	1,429	1.0%
Denmark	12,246	1.1%	1,987	1.5%
Finland	11,484	1.0%	949	0.7%
Canada	11,434	1.0%	1,817	1.3%
Other (c)	54,392	4.9%	7,418	5.4%
International Total	402,159	36.0%	45,718	33.5%
Total	$1,115,821	100.0%	136,579	100.0%

W. P. Carey 6/30/2019 10-Q – 51

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
Office	$277,870	24.9%	17,376	12.7%
Industrial	261,157	23.4%	45,771	33.5%
Warehouse	229,030	20.5%	43,571	31.9%
Retail (d)	195,939	17.6%	18,669	13.7%
Self Storage (net lease)	49,627	4.4%	5,476	4.0%
Other (e)	102,198	9.2%	5,716	4.2%
Total	$1,115,821	100.0%	136,579	100.0%
__________

(a)	Includes square footage for any vacant properties.

(b)
Other properties within South include assets in Louisiana, Oklahoma, Arkansas, and Mississippi. Other properties within East include assets in Kentucky, Maryland, Connecticut, West Virginia, New Hampshire, and Maine. Other properties within Midwest include assets in Missouri, Kansas, Nebraska, Iowa, North Dakota, and South Dakota. Other properties within West include assets in Utah, Nevada, Oregon, Washington, Hawaii, New Mexico, Wyoming, Montana, and Alaska.

(c)	Includes assets in Lithuania, Norway, Hungary, Mexico, Austria, Portugal, Japan, the Czech Republic, Slovakia, Latvia, Sweden, Belgium, and Estonia.

(d)	Includes automotive dealerships.

(e)	Includes ABR from tenants within the following property types: education facility, hotel (net lease), fitness facility, laboratory, theater, and student housing (net lease).

W. P. Carey 6/30/2019 10-Q – 52

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	ABR Percent	Square Footage	Square Footage Percent
Retail Stores (a)	$226,504	20.3%	30,004	22.0%
Consumer Services	105,430	9.4%	8,165	6.0%
Automotive	69,435	6.2%	11,822	8.7%
Cargo Transportation	60,557	5.4%	9,650	7.1%
Grocery	57,600	5.2%	6,628	4.9%
Business Services	57,500	5.2%	5,076	3.7%
Healthcare and Pharmaceuticals	49,112	4.4%	3,923	2.9%
Hotel, Gaming, and Leisure	43,554	3.9%	2,423	1.8%
Media: Advertising, Printing, and Publishing	42,673	3.8%	2,147	1.6%
Sovereign and Public Finance	41,709	3.7%	3,364	2.4%
Construction and Building	41,604	3.7%	7,673	5.6%
Capital Equipment	39,206	3.5%	6,550	4.8%
Beverage, Food, and Tobacco	37,122	3.3%	4,844	3.5%
Containers, Packaging, and Glass	36,227	3.2%	6,527	4.8%
High Tech Industries	27,444	2.5%	2,921	2.1%
Insurance	24,658	2.2%	1,759	1.3%
Banking	19,269	1.7%	1,247	0.9%
Telecommunications	18,915	1.7%	1,736	1.3%
Durable Consumer Goods	18,511	1.7%	4,265	3.1%
Non-Durable Consumer Goods	18,328	1.7%	5,032	3.7%
Aerospace and Defense	13,397	1.2%	1,279	0.9%
Media: Broadcasting and Subscription	12,857	1.2%	784	0.6%
Wholesale	12,846	1.2%	2,005	1.4%
Chemicals, Plastics, and Rubber	11,909	1.1%	1,403	1.0%
Other (b)	29,454	2.6%	5,352	3.9%
Total	$1,115,821	100.0%	136,579	100.0%
__________

(a)	Includes automotive dealerships.

(b)
Includes ABR from tenants in the following industries: metals and mining, oil and gas, environmental industries, electricity, consumer transportation, forest products and paper, real estate, and finance. Also includes square footage for vacant properties.

W. P. Carey 6/30/2019 10-Q – 53

Lease Expirations
(in thousands, except percentages and number of leases)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage	Square Footage Percent
Remaining 2019	13	11	$7,014	0.6%	755	0.6%
2020	26	24	21,733	1.9%	2,189	1.6%
2021	79	23	36,659	3.3%	4,776	3.5%
2022	43	34	63,126	5.7%	6,879	5.0%
2023	30	28	49,876	4.5%	6,351	4.6%
2024 (b)	59	37	135,270	12.1%	14,593	10.7%
2025	58	26	55,816	5.0%	7,129	5.2%
2026	31	19	53,807	4.8%	7,309	5.4%
2027	46	28	72,333	6.5%	8,494	6.2%
2028	44	26	66,573	6.0%	6,795	5.0%
2029	29	17	34,165	3.1%	4,419	3.2%
2030	28	22	73,525	6.6%	6,776	5.0%
2031	62	12	59,180	5.3%	6,229	4.6%
2032	37	16	48,308	4.3%	7,408	5.4%
Thereafter (>2032)	160	73	338,436	30.3%	44,014	32.2%
Vacant	—	—	—	—%	2,463	1.8%
Total	745		$1,115,821	100.0%	136,579	100.0%
__________

(a)	Assumes tenants do not exercise any renewal options or purchase options.

(b)
Includes ABR of $28.0 million from a tenant (The New York Times Company) that as of June 30, 2019 exercised its option to repurchase the property it is leasing in the fourth quarter of 2019. There can be no assurance that such repurchase will be completed (Note 5).

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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties, net of receivable reserves as determined by GAAP, and reflects exchange rates as of June 30, 2019. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

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

W. P. Carey 6/30/2019 10-Q – 54

Real Estate — Property Level Contribution

The following table presents the Property level contribution for our consolidated net-leased and operating properties within our Real Estate segment, as well as a reconciliation to Net income from Real Estate attributable to W. P. Carey (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Existing Net-Leased Properties
Lease revenues	$159,326	$157,962	$1,364	$319,522	$317,224	$2,298
Depreciation and amortization	(55,741)	(58,185)	2,444	(111,809)	(117,392)	5,583
Reimbursable tenant costs	(6,050)	(5,617)	(433)	(12,170)	(11,314)	(856)
Property expenses	(4,712)	(4,837)	125	(9,042)	(8,423)	(619)
Property level contribution	92,823	89,323	3,500	186,501	180,095	6,406
Net-Leased Properties Acquired in the CPA:17 Merger
Lease revenues	90,160	—	90,160	176,109	—	176,109
Depreciation and amortization	(39,834)	—	(39,834)	(77,726)	—	(77,726)
Reimbursable tenant costs	(7,339)	—	(7,339)	(14,016)	—	(14,016)
Property expenses	(4,493)	—	(4,493)	(9,191)	—	(9,191)
Property level contribution	38,494	—	38,494	75,176	—	75,176
Recently Acquired Net-Leased Properties
Lease revenues	20,314	2,562	17,752	36,946	2,853	34,093
Depreciation and amortization	(8,557)	(900)	(7,657)	(15,661)	(1,021)	(14,640)
Reimbursable tenant costs	(508)	(28)	(480)	(882)	(28)	(854)
Property expenses	(477)	(11)	(466)	(998)	(54)	(944)
Property level contribution	10,772	1,623	9,149	19,405	1,750	17,655
Existing Operating Property
Operating property revenues	4,083	3,959	124	7,518	7,240	278
Depreciation and amortization	(379)	(424)	45	(758)	(851)	93
Operating property expenses	(3,034)	(2,844)	(190)	(6,030)	(5,575)	(455)
Property level contribution	670	691	(21)	730	814	(84)
Operating Properties Acquired in the CPA:17 Merger
Operating property revenues	7,658	—	7,658	17,316	—	17,316
Depreciation and amortization	(7,210)	—	(7,210)	(16,250)	—	(16,250)
Operating property expenses	(3,365)	—	(3,365)	(7,057)	—	(7,057)
Property level contribution	(2,917)	—	(2,917)	(5,991)	—	(5,991)
Properties Sold or Held for Sale
Lease revenues	2	7,843	(7,841)	164	17,722	(17,558)
Operating property revenues	3,695	906	2,789	6,598	4,843	1,755
Depreciation and amortization	(635)	(3,541)	2,906	(1,252)	(8,381)	7,129
Reimbursable tenant costs	(20)	(88)	68	(20)	(610)	590
Property expenses	(233)	(479)	246	(596)	(1,079)	483
Operating property expenses	(4,475)	(737)	(3,738)	(8,381)	(3,676)	(4,705)
Property level contribution	(1,666)	3,904	(5,570)	(3,487)	8,819	(12,306)
Property Level Contribution	138,176	95,541	42,635	272,334	191,478	80,856
Add: Lease termination income and other	6,304	680	5,624	9,574	1,622	7,952
Less other expenses:
General and administrative	(15,001)	(10,599)	(4,402)	(30,189)	(22,664)	(7,525)
Stock-based compensation expense	(3,482)	(1,990)	(1,492)	(6,282)	(6,296)	14
Merger and other expenses	(696)	(2,692)	1,996	(842)	(2,655)	1,813
Corporate depreciation and amortization	(310)	(324)	14	(623)	(649)	26
Impairment charges	—	—	—	—	(4,790)	4,790
Other Income and Expenses
Interest expense	(59,719)	(41,311)	(18,408)	(121,032)	(79,385)	(41,647)
Other gains and (losses)	(1,362)	9,630	(10,992)	(392)	6,743	(7,135)
(Loss) gain on sale of real estate, net	(362)	11,912	(12,274)	571	18,644	(18,073)
Equity in earnings of equity method investments in real estate	230	3,529	(3,299)	152	6,887	(6,735)
	(61,213)	(16,240)	(44,973)	(120,701)	(47,111)	(73,590)
Income before income taxes	63,778	64,376	(598)	123,271	108,935	14,336
(Provision for) benefit from income taxes	(3,019)	(1,317)	(1,702)	(9,178)	2,216	(11,394)
Net Income from Real Estate	60,759	63,059	(2,300)	114,093	111,151	2,942
Net loss (income) attributable to noncontrolling interests	9	(3,743)	3,752	83	(6,535)	6,618
Net Income from Real Estate Attributable to W. P. Carey	$60,768	$59,316	$1,452	$114,176	$104,616	$9,560
W. P. Carey 6/30/2019 10-Q – 55

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

Existing Net-Leased Properties

Existing net-leased properties are those that we acquired or placed into service prior to January 1, 2018 and that were not sold or held for sale during the periods presented. For the periods presented, there were 796 existing net-leased properties.

For the three and six months ended June 30, 2019 as compared to the same periods in 2018, lease revenues from existing net-leased properties increased by $3.3 million and $6.6 million, respectively, due to new leases, $1.8 million and $3.4 million, respectively, related to scheduled rent increases, and $1.2 million and $2.5 million, respectively, related to completed construction projects on existing properties. These increases were partially offset by decreases of $2.9 million and $6.8 million, respectively, as a result of the weakening of foreign currencies (primarily the euro) in relation to the U.S. dollar between the periods and $1.7 million and $3.2 million, respectively, due to lease expirations and rejections. Depreciation and amortization expense from existing net-leased properties decreased primarily due to accelerated amortization of an in-place lease intangible during the prior year periods in connection with a lease termination, as well as the weakening of foreign currencies (primarily the euro) in relation to the U.S. dollar between the periods.

Net-Leased Properties Acquired in the CPA:17 Merger

Net-leased properties acquired in the CPA:17 Merger on October 31, 2018 (Note 3) consisted of 271 net-leased properties, as well as one property placed into service during the first quarter of 2019, which was an open build-to-suit project at the time of acquisition in the CPA:17 Merger. The 271 net-leased properties included 22 self-storage properties acquired in the CPA:17 Merger, which were reclassified from operating properties to net-leased properties effective June 2019, as a result of entering into net-lease agreements during the second quarter of 2019 (Note 4).

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2017, excluding properties acquired in the CPA:17 Merger, and that were not sold or held for sale during the periods presented. Since January 1, 2018, we acquired 24 investments comprised of 92 properties, four of which we acquired during the first quarter of 2018, 16 of which we acquired during the second quarter of 2018, 39 of which we acquired during the third quarter of 2018, 16 of which we acquired during the fourth quarter of 2018, five of which we acquired during the first quarter of 2019, and 12 of which we acquired during the second quarter of 2019. We also placed one property into service during the second quarter of 2018 and one property into service during the third quarter of 2018.

Existing Operating Property

We have one hotel operating property with results of operations reflected in all periods presented. In April 2018, we sold another hotel operating property, which is included in Properties Sold or Held for Sale below.

For the three and six months ended June 30, 2019 as compared to the same periods in 2018, property level contribution from our existing operating property was substantially unchanged.

W. P. Carey 6/30/2019 10-Q – 56

Operating Properties Acquired in the CPA:17 Merger

Operating properties acquired in the CPA:17 Merger (Note 3) consisted of 15 self-storage properties (which excludes seven self-storage properties acquired in the CPA:17 Merger accounted for under the equity method). The 15 net-leased properties excluded 22 self-storage properties acquired in the CPA:17 Merger, which were reclassified from operating properties to net-leased properties effective June 2019, as described in Net-Leased Properties Acquired in the CPA:17 Merger above. At June 30, 2019, we had one hotel operating property classified as held for sale (Note 4), which was acquired in the CPA:17 Merger and is included in Properties Sold or Held for Sale below.

Properties Sold or Held for Sale

During the three and six months ended June 30, 2019, we disposed of five and six properties, respectively, including the repayment of a loan receivable in June 2019 (Note 5). At June 30, 2019, we had two properties classified as held for sale (Note 4), including a hotel operating property that we acquired in the CPA:17 Merger. The other property was sold in July 2019 (Note 4). During the year ended December 31, 2018, we disposed of 72 properties, including one hotel operating property.

In addition to the impact on property level contribution related to properties we sold or classified as held for sale during the periods presented, we recognized gains (losses) on sale of real estate and a net loss on extinguishment of debt. The impact of these transactions is described in further detail below and in Note 14.

Other Revenues and Expenses

Lease Termination Income and Other

2019 — For the three and six months ended June 30, 2019, lease termination income and other was $6.3 million and $9.6 million, respectively, primarily comprised of (i) a value-added tax refund of $2.2 million related to a lease restructuring recognized in May 2019, (ii) interest income from our loans receivable totaling $2.1 million and $3.8 million, respectively, (iii) income substantially from a parking garage attached to one of our net-leased properties totaling $0.8 million and $1.6 million, respectively, and (iv) income of $0.8 million and $1.4 million, respectively, from receipt of rent claims from former tenants that were previously deemed uncollectible.

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

For the three and six months ended June 30, 2019 as compared to the same periods in 2018, general and administrative expenses in our Real Estate segment increased by $4.4 million and $7.5 million, respectively, primarily due to an increase in time spent by management and personnel on Real Estate segment activities.

Stock-based Compensation Expense

For the three months ended June 30, 2019 as compared to the same period in 2018, stock-based compensation expense allocated to our Real Estate segment increased by $1.5 million, primarily due to an increase in time spent by management and personnel on Real Estate segment activities.

W. P. Carey 6/30/2019 10-Q – 57

Merger and Other Expenses

For both the three and six months ended June 30, 2019 and 2018, merger and other expenses were primarily comprised of costs incurred in connection with the CPA:17 Merger (Note 3).

Impairment Charges

Our impairment charges are more fully described in Note 8.

We did not recognize any impairment charges during the three or six months ended June 30, 2019.

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

Interest Expense

For the three and six months ended June 30, 2019 as compared to the same periods in 2018, interest expense increased by $18.4 million and $41.6 million, respectively, primarily due to $17.4 million and $37.2 million, respectively, of interest expense incurred during the current year periods related to non-recourse mortgage loans assumed in the CPA:17 Merger (Note 3). In addition, interest expense increased due to the issuance of the €500.0 million of 2.125% Senior Notes due 2027 on March 6, 2018, the €500.0 million of 2.250% Senior Notes due 2026 on October 9, 2018, and the $325.0 million of 3.850% Senior Notes due 2029 on June 14, 2019 (Note 10). Our average outstanding debt balance was $6.2 billion and $4.4 billion for the three months ended June 30, 2019 and 2018, respectively, and $6.3 billion and $4.4 billion for the six months ended June 30, 2019 and 2018, respectively. Our weighted-average interest rate was 3.5% for all of the three months ended June 30, 2019 and 2018, and the six months ended June 30, 2019 and 2018.

Other Gains and (Losses)

Other gains and (losses) primarily consists of gains and losses on foreign currency transactions, derivative instruments, and extinguishment of debt. For the three and six months ended June 30, 2018, gains and losses on foreign currency transactions were recognized on the remeasurement of certain of our euro-denominated unsecured debt instruments that were not designated as net investment hedges; such instruments were all designated as net investment hedges during the three and six months ended June 30, 2019 (Note 9). We also make certain foreign currency-denominated intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short-term loans, are included in the determination of net income. In addition, we have certain derivative instruments, including common stock warrants and foreign currency forward and collar contracts, that are not designated as hedges for accounting purposes, for which realized and unrealized gains and losses are included in earnings. We also recognize unrealized gains and losses on movements in the fair value of certain investments within Other gains and (losses). The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

2019 — For the three months ended June 30, 2019, net other losses were $1.4 million. During the period, we recognized unrealized losses of $3.3 million related to a decrease in the fair value of our investment in shares of a cold storage operator (Note 8) and a net loss on extinguishment of debt totaling $3.0 million related to the prepayment of mortgage loans during the period (primarily comprised of prepayment penalties) (Note 10). These losses were partially offset by realized gains of $3.5 million related to the settlement of foreign currency forward contracts and foreign currency collars and interest income of $1.0 million related to our loans to affiliates and deposits with banks.

For the six months ended June 30, 2019, net other losses were $0.4 million. During the period, we recognized a net loss on extinguishment of debt totaling $4.2 million related to the prepayment of mortgage loans during the period (primarily comprised of prepayment penalties) (Note 10) and unrealized losses of $3.3 million related to a decrease in the fair value of our investment in shares of a cold storage operator (Note 8). These losses were partially offset by realized gains of $7.4 million related to the settlement of foreign currency forward contracts and foreign currency collars.

W. P. Carey 6/30/2019 10-Q – 58

2018 — For the three months ended June 30, 2018, net other gains were $9.6 million. During the period, we recognized net realized and unrealized gains of $8.2 million on foreign currency transactions as a result of changes in foreign currency exchange rates and realized gains of $2.3 million related to foreign currency forward contracts and foreign currency collars.

For the six months ended June 30, 2018, net other gains were $6.7 million. During the period, we recognized net realized and unrealized gains of $5.0 million on foreign currency transactions as a result of changes in foreign currency exchange rates and realized gains of $3.9 million related to foreign currency forward contracts and foreign currency collars. These gains were partially offset by a non-cash net loss on extinguishment of debt totaling $1.6 million primarily related to the repayment of our Unsecured Term Loans.

(Loss) Gain on Sale of Real Estate, Net

(Loss) gain on sale of real estate, net, consists of loss/gain on the sale of properties, net of tax that were disposed of during the three and six months ended June 30, 2019 and 2018. Our dispositions are more fully described in Note 14.

2019 — During the three and six months ended June 30, 2019, we sold four and five properties, respectively, for proceeds of $7.7 million and $12.6 million, respectively, net of selling costs, and recognized a net (loss) gain on these sales totaling $(0.3) million and $0.7 million, respectively. In addition, in June 2019, a loan receivable was repaid in full to us for $9.3 million, which resulted in a net loss of $(0.1) million (Note 5).

2018 — During the three and six months ended June 30, 2018, we sold two and seven properties, respectively, for total proceeds of $42.0 million and $77.7 million, respectively, net of selling costs, and recognized a net gain on these sales totaling $5.6 million and $12.3 million, respectively (inclusive of income taxes totaling $1.2 million for both periods recognized upon sale). In addition, in June 2018, we completed a nonmonetary transaction, in which we disposed of 23 properties in exchange for the acquisition of one property leased to the same tenant. This swap was recorded based on the fair value of the property acquired of $85.5 million, which resulted in a net gain of $6.3 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Equity in earnings of equity method investments in real estate:
Equity investments acquired in the CPA:17 Merger	$350	$—	$213	$—
Recently acquired equity investment	(120)	—	(321)	—
Equity investments consolidated after the CPA:17 Merger	—	3,210	—	6,249
Retired equity investment	—	319	260	638
Equity in earnings of equity method investments in real estate	$230	$3,529	$152	$6,887

(Provision for) Benefit from Income Taxes

For the three and six months ended June 30, 2019, we recorded a provision for income taxes of $3.0 million and $9.2 million, respectively, compared to a provision for income taxes of $1.3 million and a benefit from income taxes of $2.2 million recognized during the three and six months ended June 30, 2018, respectively, within our Real Estate segment. For the three and six months ended June 30, 2019, we recognized a provision for income taxes totaling $2.0 million and $4.6 million, respectively, related to properties acquired in the CPA:17 Merger on October 31, 2018 (Note 3). In addition, during the six months ended June 30, 2018, we recognized a deferred tax benefit of approximately $6.2 million as a result of the release of a deferred tax liability relating to a property holding company that was no longer required due to a change in tax classification.

W. P. Carey 6/30/2019 10-Q – 59

Net Loss (Income) Attributable to Noncontrolling Interests

For both the three and six months ended June 30, 2019, we recorded loss attributable to noncontrolling interests of less than $0.1 million, compared to income attributable to noncontrolling interests of $3.7 million and $6.5 million for the three and six months ended June 30, 2018, respectively. During the prior year periods, we consolidated seven less-than-wholly-owned investments, for which the remaining interest was owned by CPA:17 – Global or a third party. Following the CPA:17 Merger on October 31, 2018 (Note 3), we consolidate two less-than-wholly-owned investments (for which the remaining interest was owned by a third party), resulting in a decrease in amounts attributable to noncontrolling interests during the current year periods as compared to the prior year periods.

W. P. Carey 6/30/2019 10-Q – 60

Investment Management

We earn revenue as the advisor to the Managed Programs. For the periods presented, we acted as advisor to the following Managed Programs: CPA:17 – Global (through October 31, 2018), CPA:18 – Global, CWI 1, CWI 2, and CESH. Upon completion of the CPA:17 Merger on October 31, 2018 (Note 3), the advisory agreements with CPA:17 – Global were terminated and we ceased earning revenue from CPA:17 – Global. We no longer raise capital for new or existing funds, but we currently expect to continue to manage all existing Managed Programs and earn the various fees described below through the end of their respective life cycles (Note 1, Note 3). As of June 30, 2019, we managed total assets of approximately $7.6 billion on behalf of the remaining Managed Programs.

Below is a summary of comparative results of our Investment Management segment (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Revenues
Asset management revenue	$9,790	$17,268	$(7,478)	$19,522	$34,253	$(14,731)
Reimbursable costs from affiliates	3,821	5,537	(1,716)	7,689	10,841	(3,152)
Structuring and other advisory revenue	58	4,426	(4,368)	2,576	6,355	(3,779)
	13,669	27,231	(13,562)	29,787	51,449	(21,662)
Operating Expenses
General and administrative	4,728	5,843	(1,115)	10,825	12,361	(1,536)
Reimbursable costs from affiliates	3,821	5,537	(1,716)	7,689	10,841	(3,152)
Subadvisor fees	1,650	1,855	(205)	3,852	3,887	(35)
Stock-based compensation expense	1,454	1,708	(254)	2,819	5,621	(2,802)
Depreciation and amortization	966	963	3	1,932	2,000	(68)
	12,619	15,906	(3,287)	27,117	34,710	(7,593)
Other Income and Expenses
Equity in earnings of equity method investments in the Managed Programs	3,721	9,029	(5,308)	9,290	20,996	(11,706)
Other gains and (losses)	691	956	(265)	676	1,080	(404)
	4,412	9,985	(5,573)	9,966	22,076	(12,110)
Income before income taxes	5,462	21,310	(15,848)	12,636	38,815	(26,179)
(Provision for) benefit from income taxes	(100)	(4,945)	4,845	8,188	(2,476)	10,664
Net Income from Investment Management	5,362	16,365	(11,003)	20,824	36,339	(15,515)
Net income attributable to noncontrolling interests	(92)	—	(92)	(468)	—	(468)
Net Income from Investment Management Attributable to W. P. Carey	$5,270	$16,365	$(11,095)	$20,356	$36,339	$(15,983)

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

W. P. Carey 6/30/2019 10-Q – 61

For the three and six months ended June 30, 2019 as compared to the same periods in 2018, asset management revenue decreased by $7.5 million and $14.7 million, respectively, primarily due to decreases in asset management revenue of $7.5 million and $15.0 million, respectively, as a result of the cessation of asset management revenue earned from CPA:17 – Global after the CPA:17 Merger on October 31, 2018 (Note 3).

Reimbursable Costs from Affiliates

Reimbursable costs from affiliates represent costs incurred by us on behalf of the Managed Programs. Following the CPA:17 Merger (Note 3), we no longer receive reimbursement of certain personnel costs and overhead costs from CPA:17 – Global, which totaled $1.8 million and $3.6 million for the three and six months ended June 30, 2018, respectively.

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

For the three and six months ended June 30, 2019 as compared to the same periods in 2018, structuring and other advisory revenue decreased by $4.4 million and $3.8 million, respectively. Structuring and other advisory revenue from CPA:18 – Global decreased by $4.2 million and $3.1 million, respectively, while structuring and other advisory revenue from CWI 1 decreased by $0.3 million and $0.8 million, respectively.

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

For the three and six months ended June 30, 2019 as compared to the same periods in 2018, general and administrative expenses in our Investment Management segment decreased by $1.1 million and $1.5 million, respectively, primarily due to a decrease in time spent by management and personnel on Investment Management segment activities.

Subadvisor Fees

Pursuant to the terms of the subadvisory agreements we have with the third-party subadvisors in connection with both CWI 1 and CWI 2, we pay a subadvisory fee equal to 20% of the amount of fees paid to us by CWI 1 and 25% of the amount of fees paid to us by CWI 2, including but not limited to: acquisition fees, asset management fees, loan refinancing fees, property management fees, and subordinated disposition fees, each as defined in the advisory agreements we have with each of CWI 1 and CWI 2. We also pay to each subadvisor 20% and 25% of the net proceeds resulting from any sale, financing, or recapitalization or sale of securities of CWI 1 and CWI 2, respectively, by us, the advisor. In addition, in connection with the multi-family properties acquired on behalf of CPA:18 – Global, we entered into agreements with third-party advisors for the day-to-day management of the properties, for which we paid 100% of asset management fees paid to us by CPA:18 – Global, as well as disposition fees. In 2018, CPA:18 – Global sold five of its six multi-family properties and in January 2019 CPA:18 – Global sold its remaining multi-family property. We also terminated the related subadvisory agreements, so subadvisor fees related to CPA:18 – Global have ceased.

For the three and six months ended June 30, 2019 as compared to the same periods in 2018, subadvisor fees were substantially unchanged.

W. P. Carey 6/30/2019 10-Q – 62

Stock-based Compensation Expense

For the six months ended June 30, 2019 as compared to the same period in 2018, stock-based compensation expense allocated to our Investment Management segment decreased by $2.8 million, primarily due to the modification of RSUs and PSUs in connection with the retirement of our former chief executive officer in February 2018 (Note 12), as well as a decrease in time spent by management and personnel on Investment Management segment activities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Equity in earnings of equity method investments in the Managed Programs:
Equity in (losses) earnings of equity method investments in the Managed Programs (a)	$(44)	$253	$(160)	$1,718
Distributions of Available Cash: (b)
CPA:17 – Global (c)	—	5,185	—	11,355
CPA:18 – Global	2,105	2,830	3,953	4,735
CWI 1	469	—	2,368	972
CWI 2	1,191	761	3,129	2,216
Equity in earnings of equity method investments in the Managed Programs	$3,721	$9,029	$9,290	$20,996
__________

(a)
Decreases for the three and six months ended June 30, 2019 as compared to the same periods in 2018 were primarily due to decreases of $0.6 million and $1.7 million, respectively, as a result of the completion of the CPA:17 Merger on October 31, 2018 (Note 3). We no longer recognize equity income from our investment in shares of common stock of CPA:17 – Global.

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

(Provision for) Benefit from Income Taxes

For the three and six months ended June 30, 2019, we recognized a provision for income taxes of $0.1 million and a benefit from income taxes of $8.2 million, respectively, as compared to provision for income taxes of $4.9 million and $2.5 million for the three and six months ended June 30, 2018, respectively, within our Investment Management segment, primarily as a result of lower pre-tax income within that segment. In addition, during the six months ended June 30, 2019, we recognized a current tax benefit of approximately $6.3 million due to a change in tax position for state and local taxes.

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

W. P. Carey 6/30/2019 10-Q – 63

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

Operating Activities — Net cash provided by operating activities increased by $99.2 million during the six months ended June 30, 2019 as compared to the same period in 2018, primarily due to an increase in cash flow generated from properties acquired during 2018 and 2019, including properties acquired in the CPA:17 Merger, partially offset by a decrease in cash flow as a result of property dispositions during 2018 and 2019, as well as an increase in interest expense, primarily due to the assumption of non-recourse mortgage loans in the CPA:17 Merger and the issuance of senior notes in March 2018, October 2018, and June 2019.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property-related costs.

During the six months ended June 30, 2019, we used $289.8 million to acquire nine investments (Note 4). We used $76.9 million to fund construction projects and other capital expenditures on certain properties within our real estate portfolio. Additionally, we received $15.0 million in proceeds from the full repayment of a preferred equity interest (Note 7) and sold five properties for net proceeds of $12.6 million (Note 14). We received $12.2 million in distributions from equity method investments in the Managed Programs and real estate in excess of cumulative equity income and we used $10.6 million to fund short-term loans to the Managed Programs (Note 3). We also received $9.6 million from the repayment of a loan receivable (Note 5).

Financing Activities — During the six months ended June 30, 2019, gross borrowings under our Senior Unsecured Credit Facility were $526.8 million and repayments were $507.4 million (Note 10). We made prepaid and scheduled non-recourse mortgage loan principal payments of $493.3 million and $57.4 million, respectively. We also received $392.1 million in net proceeds from the issuance of shares under our ATM Program (Note 12). We paid dividends to stockholders totaling $347.4 million related to the fourth quarter of 2018 and first quarter of 2019. Additionally, we received $321.3 million in net proceeds from the issuance of the 3.850% Senior Notes due 2029 in June 2019, which we used primarily to pay down the outstanding balance on our Unsecured Revolving Credit facility at that time (Note 10). In connection with the issuances of these notes (Note 10), we incurred financing costs totaling $2.9 million, of which we paid $2.3 million during the six months ended June 30, 2019.

W. P. Carey 6/30/2019 10-Q – 64

Summary of Financing

The table below summarizes our Senior Unsecured Notes, our non-recourse mortgages, and our Senior Unsecured Credit Facility (dollars in thousands):

	June 30, 2019	December 31, 2018
Carrying Value
Fixed rate:
Senior Unsecured Notes (a)	$3,861,931	$3,554,470
Non-recourse mortgages (a)	1,651,176	1,795,460
	5,513,107	5,349,930
Variable rate:
Unsecured Revolving Credit Facility	111,227	91,563
Non-recourse mortgages (a):
Amount subject to interest rate swaps and caps	374,133	561,959
Floating interest rate mortgage loans	178,544	375,239
	663,904	1,028,761
	$6,177,011	$6,378,691

Percent of Total Debt
Fixed rate	89%	84%
Variable rate	11%	16%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	3.7%	3.7%
Variable rate (b)	2.6%	3.4%

__________

(a)
Aggregate debt balance includes unamortized discount, net, totaling $38.7 million and $37.6 million as of June 30, 2019 and December 31, 2018, respectively, and unamortized deferred financing costs totaling $21.7 million and $20.5 million as of June 30, 2019 and December 31, 2018, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At June 30, 2019, our cash resources consisted of the following:

•
cash and cash equivalents totaling $202.3 million. Of this amount, $126.3 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

•	our Unsecured Revolving Credit Facility, with available capacity of $1.4 billion; and

•	unleveraged properties that had an aggregate asset carrying value of $7.3 billion at June 30, 2019, although there can be no assurance that we would be able to obtain financing for these properties.

We have also accessed the capital markets through additional debt and equity offerings, such as the $325.0 million of 3.850% Senior Notes due 2029 that we issued in June 2019 (Note 10) and the shares of common stock issued under our ATM Programs. During the three and six months ended June 30, 2019, we issued 1,116,217 and 5,169,840 shares, respectively, of our common stock under our current and former ATM Programs at a weighted-average price of $80.33 and $77.06 per share, respectively, for net proceeds of $88.3 million and $392.1 million, respectively. As of June 30, 2019, $159.2 million remained available for issuance under our current ATM Program (Note 12).

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

W. P. Carey 6/30/2019 10-Q – 65

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments; funding capital commitments such as construction projects; paying dividends to our stockholders; paying distributions to our affiliates that hold noncontrolling interests in entities we control; making scheduled interest payments on the Senior Unsecured Notes, scheduled principal and balloon payments on our mortgage loan obligations, and prepayments of certain of our mortgage loan obligations; making loans to certain of the Managed Programs (Note 3); and other normal recurring operating expenses. We expect to fund these cash requirements through cash generated from operations, cash received from dispositions of properties, the use of our cash reserves or unused amounts on our Unsecured Revolving Credit Facility, issuances of shares through our ATM Program, and/or additional equity or debt offerings.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments) at June 30, 2019 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Unsecured Notes — principal (a) (b)	$3,901,000	$—	$—	$1,069,000	$2,832,000
Non-recourse mortgages — principal (a)	2,225,092	291,537	841,902	853,944	237,709
Unsecured Revolving Credit Facility — principal (a) (c)	111,227	—	111,227	—	—
Interest on borrowings (d)	1,026,266	218,679	366,592	262,589	178,406
Capital commitments and tenant expansion allowances (e)	218,800	122,319	85,463	3,000	8,018
	$7,482,385	$632,535	$1,405,184	$2,188,533	$3,256,133

__________

(a)
Excludes unamortized deferred financing costs totaling $21.7 million, the unamortized discount on the Senior Unsecured Notes of $18.1 million in aggregate, and the aggregate unamortized fair market value adjustment of $20.6 million, primarily resulting from the assumption of property-level debt in connection with business combinations, including the CPA:17 Merger (Note 3).

(b)	Our Senior Unsecured Notes are scheduled to mature from 2023 through 2029 (Note 10).

(c)	Our Unsecured Revolving Credit Facility is scheduled to mature on February 22, 2021 unless extended pursuant to its terms.

(d)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at June 30, 2019.

(e)
Capital commitments include (i) $173.2 million related to build-to-suit projects, including $48.0 million related to projects for which the tenant has not exercised the associated construction option, and (ii) $45.6 million related to unfunded tenant improvements, including certain discretionary commitments.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at June 30, 2019, which consisted primarily of the euro. At June 30, 2019, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

W. P. Carey 6/30/2019 10-Q – 66

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

W. P. Carey 6/30/2019 10-Q – 67

Consolidated FFO and AFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to W. P. Carey	$66,038	$75,681	$134,532	$140,955
Adjustments:
Depreciation and amortization of real property	112,360	63,073	223,463	127,653
Loss (gain) on sale of real estate, net	362	(11,912)	(571)	(18,644)
Impairment charges	—	—	—	4,790
Proportionate share of adjustments to equity in net income of partially owned entities	4,489	902	8,913	2,154
Proportionate share of adjustments for noncontrolling interests	(31)	(2,729)	(61)	(5,511)
Total adjustments	117,180	49,334	231,744	110,442
FFO (as defined by NAREIT) attributable to W. P. Carey	183,218	125,015	366,276	251,397
Adjustments:
Above- and below-market rent intangible lease amortization, net	16,450	12,303	32,377	24,105
Straight-line and other rent adjustments	(7,975)	(2,637)	(14,233)	(4,933)
Other (gains) and losses (a)	5,724	(6,845)	10,654	(1,556)
Stock-based compensation	4,936	3,698	9,101	11,917
Amortization of deferred financing costs	2,774	1,905	5,498	1,711
Other amortization and non-cash items	1,706	35	2,273	(14)
Tax (benefit) expense — deferred and other (b)	(933)	3,028	(5,861)	(9,127)
Merger and other expenses (c)	696	2,692	842	2,655
Proportionate share of adjustments to equity in net income of partially owned entities	1,876	3,635	3,337	5,387
Proportionate share of adjustments for noncontrolling interests	(7)	(230)	(32)	(573)
Total adjustments	25,247	17,584	43,956	29,572
AFFO attributable to W. P. Carey	$208,465	$142,599	$410,232	$280,969

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey	$183,218	$125,015	$366,276	$251,397
AFFO attributable to W. P. Carey	$208,465	$142,599	$410,232	$280,969

W. P. Carey 6/30/2019 10-Q – 68

FFO and AFFO from Real Estate were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income from Real Estate attributable to W. P. Carey	$60,768	$59,316	$114,176	$104,616
Adjustments:
Depreciation and amortization of real property	112,360	63,073	223,463	127,653
Loss (gain) on sale of real estate, net	362	(11,912)	(571)	(18,644)
Impairment charges	—	—	—	4,790
Proportionate share of adjustments to equity in net income of partially owned entities	4,489	902	8,913	2,154
Proportionate share of adjustments for noncontrolling interests	(31)	(2,729)	(61)	(5,511)
Total adjustments	117,180	49,334	231,744	110,442
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	177,948	108,650	345,920	215,058
Adjustments:
Above- and below-market rent intangible lease amortization, net	16,450	12,303	32,377	24,105
Straight-line and other rent adjustments	(7,975)	(2,637)	(14,233)	(4,933)
Other (gains) and losses (a)	5,888	(6,599)	9,817	(1,673)
Stock-based compensation	3,482	1,990	6,282	6,296
Amortization of deferred financing costs	2,774	1,905	5,498	1,711
Other amortization and non-cash items	1,510	56	2,012	7
Tax benefit — deferred and other	(853)	(1,767)	(363)	(11,285)
Merger and other expenses (c)	696	2,692	842	2,655
Proportionate share of adjustments to equity in net income of partially owned entities	(89)	99	26	28
Proportionate share of adjustments for noncontrolling interests	(7)	(230)	(32)	(573)
Total adjustments	21,876	7,812	42,226	16,338
AFFO attributable to W. P. Carey — Real Estate	$199,824	$116,462	$388,146	$231,396

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	$177,948	$108,650	$345,920	$215,058
AFFO attributable to W. P. Carey — Real Estate	$199,824	$116,462	$388,146	$231,396

W. P. Carey 6/30/2019 10-Q – 69

FFO and AFFO from Investment Management were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income from Investment Management attributable to W. P. Carey	$5,270	$16,365	$20,356	$36,339
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	5,270	16,365	20,356	36,339
Adjustments:
Stock-based compensation	1,454	1,708	2,819	5,621
Other amortization and non-cash items	196	(21)	261	(21)
Other (gains) and losses (a)	(164)	(246)	837	117
Tax (benefit) expense — deferred and other (b)	(80)	4,795	(5,498)	2,158
Proportionate share of adjustments to equity in net income of partially owned entities	1,965	3,536	3,311	5,359
Total adjustments	3,371	9,772	1,730	13,234
AFFO attributable to W. P. Carey — Investment Management	$8,641	$26,137	$22,086	$49,573

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	$5,270	$16,365	$20,356	$36,339
AFFO attributable to W. P. Carey — Investment Management	$8,641	$26,137	$22,086	$49,573
__________

(a)
Primarily comprised of unrealized gains and losses on derivatives, and gains and losses from foreign currency movements, extinguishment of debt, and marketable securities. Beginning in the second quarter of 2019, we aggregated (gain) loss on extinguishment of debt and realized (gains) losses on foreign currency (both of which were previously disclosed as separate AFFO adjustment line items), as well as certain other adjustments, within this line item, which is comprised of adjustments related to Other gains and (losses) on our consolidated statements of income. Prior period amounts have been reclassified to conform to the current period presentation.

(b)	Amount for the six months ended June 30, 2019 includes a current tax benefit, which is excluded from AFFO as it was incurred as a result of the CPA:17 Merger.

(c)	Amounts are primarily comprised of costs incurred in connection with the CPA:17 Merger (Note 3).

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

W. P. Carey 6/30/2019 10-Q – 70

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

At June 30, 2019, a significant portion (approximately 95.3%) of our long-term debt either bore interest at fixed rates or was swapped or capped to a fixed rate. Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at June 30, 2019 (in thousands):

	2019 (Remainder)	2020	2021	2022	2023	Thereafter	Total	Fair value
Fixed-rate debt (a) (b)	$49,390	$318,516	$299,954	$470,954	$819,052	$3,614,016	$5,571,882	$5,794,523
Variable-rate debt (a)	$9,594	$127,761	$316,012	$68,678	$108,182	$35,210	$665,437	$663,593
__________

(a)	Amounts are based on the exchange rate at June 30, 2019, as applicable.

(b)	Amounts after 2023 are primarily comprised of principal payments for our Senior Unsecured Notes (Note 10).

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to interest rate caps, is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at June 30, 2019 would increase or decrease by $1.5 million for our euro-denominated debt, by $1.0 million for our U.S. dollar-denominated debt, by $0.2 million for our Japanese yen-denominated debt, and by $0.2 million for our British pound sterling-denominated debt for each respective 1% change in annual interest rates.

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

W. P. Carey 6/30/2019 10-Q – 71

Scheduled future lease payments, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of June 30, 2019 are as follows (in thousands):

Lease Revenues (a)	2019 (Remainder)	2020	2021	2022	2023	Thereafter	Total
Euro (b)	$152,332	$303,694	$300,653	$290,253	$288,633	$2,010,145	$3,345,710
British pound sterling (c)	19,345	38,743	38,963	39,091	39,269	244,110	419,521
Japanese yen (d)	1,426	2,837	2,830	683	—	—	7,776
Other foreign currencies (e)	11,676	23,631	23,994	23,914	24,346	272,425	379,986
	$184,779	$368,905	$366,440	$353,941	$352,248	$2,526,680	$4,152,993

Scheduled debt service payments (principal and interest) for our Senior Unsecured Notes, Unsecured Revolving Credit Facility, and non-recourse mortgage notes payable for our consolidated foreign operations as of June 30, 2019 are as follows (in thousands):

Debt Service (a) (f)	2019 (Remainder)	2020	2021	2022	2023	Thereafter	Total
Euro (b)	$47,128	$244,941	$331,290	$145,790	$764,806	$1,827,773	$3,361,728
British pound sterling (c)	616	1,232	17,365	796	796	9,399	30,204
Japanese yen (d)	113	225	22,496	—	—	—	22,834
	$47,857	$246,398	$371,151	$146,586	$765,602	$1,837,172	$3,414,766

__________

(a)	Amounts are based on the applicable exchange rates at June 30, 2019. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at June 30, 2019 of $0.2 million, excluding the impact of our derivative instruments. Amounts included the equivalent of $2.3 billion of euro-denominated senior notes maturing from 2023 through 2027, and the equivalent of $88.8 million borrowed in euro under our Unsecured Revolving Credit Facility, which is scheduled to mature on February 22, 2021 (unless extended pursuant to its terms) but may be prepaid prior to that date pursuant to its terms (Note 10).

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at June 30, 2019 of $3.9 million, excluding the impact of our derivative instruments.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at June 30, 2019 of $0.2 million. Amounts included the equivalent of $22.5 million borrowed in Japanese yen under our Unsecured Revolving Credit Facility, which is scheduled to mature on February 22, 2021 (unless extended pursuant to its terms) but may be prepaid prior to that date pursuant to its terms (Note 10).

(e)	Other foreign currencies for future lease payments consist of the Danish krone, the Norwegian krone, the Canadian dollar, and the Swedish krona.

(f)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at June 30, 2019.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is well-diversified, it does contain concentrations in certain areas. There have been no material changes in our concentration of credit risk from what was disclosed in the 2018 Annual Report.

W. P. Carey 6/30/2019 10-Q – 72

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2019 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

W. P. Carey 6/30/2019 10-Q – 73

PART II — OTHER INFORMATION

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
4.1	Fifth Supplemental Indenture, dated June 14, 2019, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 of W. P. Carey Inc.’s Current Report on Form 8-K filed June 14, 2019

4.2	Form of Note representing $325 Million Aggregate Principal Amount of 3.850% Senior Notes due 2029	Incorporated by reference to Exhibit 4.3 of W. P. Carey Inc.’s Current Report on Form 8-K filed June 14, 2019

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

W. P. Carey 6/30/2019 10-Q – 74

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.
Date:	August 2, 2019
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	August 2, 2019
		By:	/s/ Arjun Mahalingam
Arjun Mahalingam
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 6/30/2019 10-Q – 75

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
4.1	Fifth Supplemental Indenture, dated June 14, 2019, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 of W. P. Carey Inc.’s Current Report on Form 8-K filed June 14, 2019

4.2	Form of Note representing $325 Million Aggregate Principal Amount of 3.850% Senior Notes due 2029	Incorporated by reference to Exhibit 4.3 of W. P. Carey Inc.’s Current Report on Form 8-K filed June 14, 2019

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith