Form 10-Q
period 2019-09-30
W. P. Carey Inc.
filed 2019-11-01
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 172,276,402 shares of common stock, $0.001 par value, outstanding at October 25, 2019.

INDEX

W. P. Carey 9/30/2019 10-Q – 1

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

W. P. Carey 9/30/2019 10-Q – 2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
Assets
Investments in real estate:
Land, buildings and improvements	$9,439,301	$9,251,396
Net investments in direct financing leases	1,176,301	1,306,215
In-place lease intangible assets and other	2,111,601	2,009,628
Above-market rent intangible assets	911,940	925,797
Investments in real estate	13,639,143	13,493,036
Accumulated depreciation and amortization	(1,914,233)	(1,564,182)
Assets held for sale, net	104,013	—
Net investments in real estate	11,828,923	11,928,854
Equity investments in the Managed Programs and real estate	315,641	329,248
Cash and cash equivalents	331,687	217,644
Due from affiliates	86,400	74,842
Other assets, net	590,124	711,507
Goodwill	930,864	920,944
Total assets (a)	$14,083,639	$14,183,039
Liabilities and Equity
Debt:
Senior unsecured notes, net	$4,302,892	$3,554,470
Unsecured revolving credit facility	22,410	91,563
Non-recourse mortgages, net	1,771,887	2,732,658
Debt, net	6,097,189	6,378,691
Accounts payable, accrued expenses and other liabilities	470,540	403,896
Below-market rent and other intangible liabilities, net	207,655	225,128
Deferred income taxes	163,036	173,115
Dividends payable	180,797	172,154
Total liabilities (a)	7,119,217	7,352,984
Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 172,276,402 and 165,279,642 shares, respectively, issued and outstanding	172	165
Additional paid-in capital	8,712,441	8,187,335
Distributions in excess of accumulated earnings	(1,506,795)	(1,143,992)
Deferred compensation obligation	37,263	35,766
Accumulated other comprehensive loss	(284,975)	(254,996)
Total stockholders’ equity	6,958,106	6,824,278
Noncontrolling interests	6,316	5,777
Total equity	6,964,422	6,830,055
Total liabilities and equity	$14,083,639	$14,183,039
__________

(a)	See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2019 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Real Estate:
Lease revenues	$278,839	$173,067	$811,580	$510,866
Lease termination income and other	14,377	1,981	23,951	3,603
Operating property revenues	9,538	4,282	40,970	16,365
	302,754	179,330	876,501	530,834
Investment Management:
Asset management revenue	9,878	17,349	29,400	51,602
Reimbursable costs from affiliates	4,786	6,042	12,475	16,883
Structuring and other advisory revenue	587	6,663	3,163	13,018
	15,251	30,054	45,038	81,503
	318,005	209,384	921,539	612,337
Operating Expenses
Depreciation and amortization	109,517	67,825	335,528	198,119
Impairment charges	25,781	—	25,781	4,790
General and administrative	17,210	15,863	58,224	50,888
Reimbursable tenant costs	15,611	5,979	42,699	17,931
Property expenses, excluding reimbursable tenant costs	10,377	4,898	30,204	14,454
Operating property expenses	8,547	3,055	30,015	12,306
Reimbursable costs from affiliates	4,786	6,042	12,475	16,883
Stock-based compensation expense	4,747	2,475	13,848	14,392
Subadvisor fees	1,763	3,127	5,615	7,014
Merger and other expenses	70	1,673	912	4,328
	198,409	110,937	555,301	341,105
Other Income and Expenses
Interest expense	(58,626)	(41,740)	(179,658)	(121,125)
Other gains and (losses)	(12,402)	8,875	(12,118)	16,698
Loss on change in control of interests	(8,416)	—	(8,416)	—
Equity in earnings of equity method investments in the Managed Programs and real estate	5,769	18,363	15,211	46,246
Gain on sale of real estate, net	71	343	642	18,987
	(73,604)	(14,159)	(184,339)	(39,194)
Income before income taxes	45,992	84,288	181,899	232,038
Provision for income taxes	(4,157)	(2,715)	(5,147)	(2,975)
Net Income	41,835	81,573	176,752	229,063
Net income attributable to noncontrolling interests	(496)	(4,225)	(881)	(10,760)
Net Income Attributable to W. P. Carey	$41,339	$77,348	$175,871	$218,303

Basic Earnings Per Share	$0.24	$0.71	$1.03	$2.02
Diluted Earnings Per Share	$0.24	$0.71	$1.03	$2.01
Weighted-Average Shares Outstanding
Basic	172,235,066	108,073,969	170,276,085	108,063,826
Diluted	172,486,506	108,283,666	170,545,665	108,253,841

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2019 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income	$41,835	$81,573	$176,752	$229,063
Other Comprehensive Loss
Foreign currency translation adjustments	(37,412)	(8,102)	(41,772)	(29,401)
Unrealized gain on derivative instruments	13,243	772	11,786	6,453
Unrealized gain (loss) on investments	11	(269)	7	101
	(24,158)	(7,599)	(29,979)	(22,847)
Comprehensive Income	17,677	73,974	146,773	206,216

Amounts Attributable to Noncontrolling Interests
Net income	(496)	(4,225)	(881)	(10,760)
Foreign currency translation adjustments	—	945	—	4,797
Unrealized loss on derivative instruments	—	1	—	6
Comprehensive income attributable to noncontrolling interests	(496)	(3,279)	(881)	(5,957)
Comprehensive Income Attributable to W. P. Carey	$17,181	$70,695	$145,892	$200,259

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2019 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at July 1, 2019	170,756,507	$171	$8,576,245	$(1,368,457)	$37,263	$(260,817)	$6,984,405	$6,389	$6,990,794
Shares issued under ATM Program, net	1,502,572	1	131,472				131,473		131,473
Shares issued upon delivery of vested restricted share awards	17,323	—	(23)				(23)		(23)
Amortization of stock-based compensation expense			4,747				4,747		4,747
Distributions to noncontrolling interests							—	(569)	(569)
Dividends declared ($1.036 per share)				(179,677)			(179,677)		(179,677)
Net income				41,339			41,339	496	41,835
Other comprehensive loss:
Foreign currency translation adjustments						(37,412)	(37,412)		(37,412)
Unrealized gain on derivative instruments						13,243	13,243		13,243
Unrealized gain on investments						11	11		11
Balance at September 30, 2019	172,276,402	$172	$8,712,441	$(1,506,795)	$37,263	$(284,975)	$6,958,106	$6,316	$6,964,422

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at July 1, 2018	107,200,687	$107	$4,443,374	$(1,132,182)	$36,007	$(247,402)	$3,099,904	$212,100	$3,312,004
Shares issued upon delivery of vested restricted share awards	13,707	—	64				64		64
Delivery of deferred vested shares, net			(152)		152		—		—
Amortization of stock-based compensation expense			2,475				2,475		2,475
Distributions to noncontrolling interests							—	(5,393)	(5,393)
Redemption value adjustment			(335)				(335)		(335)
Dividends declared ($1.025 per share)				(111,080)			(111,080)		(111,080)
Net income				77,348			77,348	4,225	81,573
Other comprehensive loss:
Foreign currency translation adjustments						(7,157)	(7,157)	(945)	(8,102)
Unrealized gain on derivative instruments						773	773	(1)	772
Unrealized loss on investments						(269)	(269)		(269)
Balance at September 30, 2018	107,214,394	$107	$4,445,426	$(1,165,914)	$36,159	$(254,055)	$3,061,723	$209,986	$3,271,709

(Continued)

W. P. Carey 9/30/2019 10-Q – 6

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2019	165,279,642	$165	$8,187,335	$(1,143,992)	$35,766	$(254,996)	$6,824,278	$5,777	$6,830,055
Shares issued under ATM Program, net	6,672,412	6	523,371				523,377		523,377
Shares issued upon delivery of vested restricted share awards	322,831	1	(15,766)				(15,765)		(15,765)
Shares issued upon purchases under employee share purchase plan	1,517	—	113				113		113
Deferral of vested shares, net			(1,445)		1,445		—		—
Amortization of stock-based compensation expense			13,848				13,848		13,848
Contributions from noncontrolling interests							—	849	849
Distributions to noncontrolling interests							—	(1,191)	(1,191)
Dividends declared ($3.102 per share)			4,985	(538,674)	52		(533,637)		(533,637)
Net income				175,871			175,871	881	176,752
Other comprehensive loss:
Foreign currency translation adjustments						(41,772)	(41,772)		(41,772)
Unrealized gain on derivative instruments						11,786	11,786		11,786
Unrealized gain on investments						7	7		7
Balance at September 30, 2019	172,276,402	$172	$8,712,441	$(1,506,795)	$37,263	$(284,975)	$6,958,106	$6,316	$6,964,422

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2018	106,922,616	$107	$4,433,573	$(1,052,064)	$46,656	$(236,011)	$3,192,261	$219,124	$3,411,385
Shares issued upon delivery of vested restricted share awards	289,707	—	(13,501)				(13,501)		(13,501)
Shares issued upon purchases under employee share purchase plan	2,071	—	125				125		125
Delivery of deferred vested shares, net			10,497		(10,497)		—		—
Amortization of stock-based compensation expense			14,392				14,392		14,392
Contributions from noncontrolling interests							—	71	71
Distributions to noncontrolling interests							—	(15,166)	(15,166)
Redemption value adjustment			(335)				(335)		(335)
Dividends declared ($3.060 per share)			675	(332,153)			(331,478)		(331,478)
Net income				218,303			218,303	10,760	229,063
Other comprehensive loss:
Foreign currency translation adjustments						(24,604)	(24,604)	(4,797)	(29,401)
Unrealized gain on derivative instruments						6,459	6,459	(6)	6,453
Unrealized gain on investments						101	101		101
Balance at September 30, 2018	107,214,394	$107	$4,445,426	$(1,165,914)	$36,159	$(254,055)	$3,061,723	$209,986	$3,271,709

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2019 10-Q – 7

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows — Operating Activities
Net income	$176,752	$229,063
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	344,924	201,983
Amortization of rent-related intangibles and deferred rental revenue	62,537	36,405
Realized and unrealized losses (gains) on foreign currency transactions, derivatives, and other	36,962	(9,293)
Straight-line rent adjustments	(35,903)	(12,142)
Impairment charges	25,781	4,790
Investment Management revenue received in shares of Managed REITs and other	(23,051)	(40,049)
Distributions of earnings from equity method investments	19,472	47,173
Equity in earnings of equity method investments in the Managed Programs and real estate	(15,211)	(46,246)
Stock-based compensation expense	13,848	14,392
Loss on change in control of interests	8,416	—
Deferred income tax benefit	(3,163)	(5,123)
Gain on sale of real estate, net	(642)	(18,987)
Changes in assets and liabilities:
Net changes in other operating assets and liabilities	(36,642)	(35,173)
Deferred structuring revenue received	4,004	7,834
Increase in deferred structuring revenue receivable	(599)	(4,868)
Net Cash Provided by Operating Activities	577,485	369,759
Cash Flows — Investing Activities
Purchases of real estate	(351,582)	(530,114)
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(132,293)	(64,010)
Return of capital from equity method investments	30,654	12,129
Funding of short-term loans to affiliates	(29,450)	(10,000)
Proceeds from sales of real estate	26,478	95,130
Other investing activities, net	16,186	(1,326)
Proceeds from repayment of short-term loans to affiliates	11,637	37,000
Proceeds from repayment of loan receivable	9,707	362
Capital contributions to equity method investments	(2,595)	(715)
Net Cash Used in Investing Activities	(421,258)	(461,544)
Cash Flows — Financing Activities
Repayments of Senior Unsecured Credit Facility	(998,156)	(904,868)
Proceeds from Senior Unsecured Credit Facility	932,320	982,538
Prepayments of mortgage principal	(872,799)	(164,908)
Proceeds from issuance of Senior Unsecured Notes	870,635	616,355
Dividends paid	(524,994)	(329,552)
Proceeds from shares issued under ATM Program, net of selling costs	523,531	—
Scheduled payments of mortgage principal	(93,872)	(59,048)
Payments for withholding taxes upon delivery of equity-based awards	(15,766)	(13,840)
Payment of financing costs	(5,659)	(4,286)
Other financing activities, net	4,372	(3,291)
Distributions paid to noncontrolling interests	(1,191)	(15,166)
Contributions from noncontrolling interests	849	71
Proceeds from mortgage financing	—	857
Net Cash (Used in) Provided by Financing Activities	(180,730)	104,862
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(10,831)	(7,953)
Net (decrease) increase in cash and cash equivalents and restricted cash	(35,334)	5,124
Cash and cash equivalents and restricted cash, beginning of period	424,063	209,676
Cash and cash equivalents and restricted cash, end of period	$388,729	$214,800

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2019 10-Q – 8

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

On October 31, 2018, one of the non-traded REITs that we advised, Corporate Property Associates 17 – Global Incorporated (“CPA:17 – Global”), merged with and into one of our wholly owned subsidiaries (the “CPA:17 Merger”) (Note 3). At September 30, 2019, we were the advisor to the following entities:

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

We no longer raise capital for new or existing funds, but currently expect to continue managing our existing Managed Programs through the end of their respective life cycles (Note 3). On October 22, 2019, CWI 1 and CWI 2 announced that they have entered into a definitive merger agreement under which the two companies intend to merge in an all-stock transaction. The transaction is expected to close in the first quarter of 2020, subject to the approval of stockholders of each of CWI 1 and CWI 2, among other conditions. Following the close of the merger, the combined company intends to internalize the management services currently provided by one of our subsidiaries (Note 16).

Reportable Segments

Real Estate — Lease revenues from our real estate investments generate the vast majority of our earnings. We invest primarily in commercial properties located in the United States and Northern and Western Europe, which are leased to companies on a triple-net lease basis. At September 30, 2019, our owned portfolio was comprised of our full or partial ownership interests in 1,204 properties, totaling approximately 137.5 million square feet, substantially all of which were net leased to 324 tenants, with a weighted-average lease term of 10.3 years and an occupancy rate of 98.4%. In addition, at September 30, 2019, our portfolio was comprised of full or partial ownership interests in 21 operating properties, including 19 self-storage properties and two hotels, totaling approximately 1.6 million square feet.

W. P. Carey 9/30/2019 10-Q – 9

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

At September 30, 2019, CPA:18 – Global owned all or a portion of 46 net-leased properties (including certain properties in which we also have an ownership interest), totaling approximately 9.6 million square feet, substantially all of which were leased to 51 tenants, with an occupancy rate of approximately 99.7%. CPA:18 – Global and the other Managed Programs also had interests in 127 operating properties, totaling approximately 15.9 million square feet in the aggregate.

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

During the nine months ended September 30, 2019, we had a net decrease of nine entities considered to be consolidated VIEs, primarily related to disposition activity and certain lease amendments. In addition, during the nine months ended September 30, 2019, we received a full repayment of our preferred equity interest in an unconsolidated VIE entity. As a result, this preferred equity interest is now retired and is no longer considered a VIE (Note 7).

W. P. Carey 9/30/2019 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2019 and December 31, 2018, we considered 22 and 32 entities to be VIEs, respectively, of which we consolidated 15 and 24, respectively, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in our consolidated balance sheets (in thousands):

	September 30, 2019	December 31, 2018
Land, buildings and improvements	$567,411	$781,347
Net investments in direct financing leases	267,700	305,493
In-place lease intangible assets and other	64,666	84,870
Above-market rent intangible assets	38,248	45,754
Accumulated depreciation and amortization	(175,787)	(164,942)
Assets held for sale, net	104,013	—
Total assets	912,388	1,112,984

Non-recourse mortgages, net	$146,858	$157,955
Total liabilities	218,130	227,461

At September 30, 2019 and December 31, 2018, our seven and eight unconsolidated VIEs, respectively, included our interests in five and six unconsolidated real estate investments, respectively, which we account for under the equity method of accounting, and two unconsolidated entities, which we accounted for at fair value. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities. As of September 30, 2019 and December 31, 2018, the net carrying amount of our investments in these entities was $269.4 million and $301.6 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

We currently present Operating property expenses on its own line item in the consolidated statements of income, which was previously included within Property expenses, excluding reimbursable tenant costs. In addition, in accordance with the SEC’s adoption of certain rule and form amendments on August 17, 2018, we moved Gain on sale of real estate, net in the consolidated statements of income to be included within Other Income and Expenses. Also, structuring revenue and other advisory revenue were previously presented separately, but are now included within Structuring and other advisory revenue in the consolidated statements of income.

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

W. P. Carey 9/30/2019 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

Revenue from contracts for our Real Estate segment primarily represented operating property revenues of $7.4 million and $4.3 million for the three months ended September 30, 2019 and 2018, respectively, and $21.5 million and $16.4 million for the nine months ended September 30, 2019 and 2018, respectively. Such operating property revenues are primarily comprised of revenues from room rentals and from food and beverage services at our hotel operating properties during those periods. We identified a single performance obligation for each distinct service. Performance obligations are typically satisfied at a point in time, at the time of sale, or at the rendering of the service. Fees are generally determined to be fixed. Payment is typically due immediately following the delivery of the service. Revenue from contracts under ASC 606 from our Investment Management segment is discussed in Note 3.

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$331,687	$217,644
Restricted cash (a)	57,042	206,419
Total cash and cash equivalents and restricted cash	$388,729	$424,063
__________

(a)
Restricted cash is included within Other assets, net in our consolidated balance sheets. The amount as of December 31, 2018 includes $145.7 million of proceeds from the sale of a portfolio of Australian properties in December 2018. These funds were transferred from a restricted cash account to us in January 2019.

Recent Accounting Pronouncements

Pronouncements Adopted as of September 30, 2019

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

W. P. Carey 9/30/2019 10-Q – 12

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

Pronouncements to be Adopted after September 30, 2019

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses. ASU 2016-13 introduces a new model for estimating credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. ASU 2016-13 is expected to apply to Net investments in direct financing leases and loans receivable within Other assets, net on our consolidated balance sheets. ASU 2016-13 will be effective for public business entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.

W. P. Carey 9/30/2019 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Agreements and Transactions with Related Parties

Advisory Agreements and Partnership Agreements with the Managed Programs

We have advisory agreements with each of the existing Managed Programs, pursuant to which we earn fees and are entitled to receive reimbursement for certain fund management expenses. Upon completion of the CPA:17 Merger on October 31, 2018 (Note 1), the advisory agreements with CPA:17 – Global were terminated, and we no longer receive fees or reimbursements from CPA:17 – Global. We no longer raise capital for new or existing funds, but we currently expect to continue to manage all existing Managed Programs and earn various fees (as described below) through the end of their respective life cycles (Note 1, Note 16). We have partnership agreements with each of the Managed Programs, and under the partnership agreements with the Managed REITs, we are entitled to receive certain cash distributions from their respective operating partnerships.

The following tables present a summary of revenue earned from the Managed Programs for the periods indicated, included in the consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Asset management revenue (a)	$9,878	$17,349	$29,400	$51,602
Distributions of Available Cash (b)	5,480	13,135	14,930	32,413
Reimbursable costs from affiliates (a)	4,786	6,042	12,475	16,883
Interest income on deferred acquisition fees and loans to affiliates (c)	636	493	1,727	1,541
Structuring and other advisory revenue (a)	587	6,663	3,163	13,018
	$21,367	$43,682	$61,695	$115,457

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
CPA:17 – Global (d)	$—	$17,794	$—	$48,131
CPA:18 – Global	5,939	11,377	19,758	29,411
CWI 1	8,772	8,204	22,413	20,826
CWI 2	5,073	5,537	15,723	14,982
CESH	1,583	770	3,801	2,107
	$21,367	$43,682	$61,695	$115,457
__________

(a)	Amounts represent revenues from contracts under ASC 606.

(b)	Included within Equity in earnings of equity method investments in the Managed Programs and real estate in the consolidated statements of income.

(c)	Included within Other gains and (losses) in the consolidated statements of income.

(d)	We no longer earn revenue from CPA:17 – Global following the completion of the CPA:17 Merger on October 31, 2018 (Note 1).

The following table presents a summary of amounts included in Due from affiliates in the consolidated financial statements (in thousands):

	September 30, 2019	December 31, 2018
Short-term loans to affiliates, including accrued interest	$75,436	$58,824
Deferred acquisition fees receivable, including accrued interest	5,337	8,697
Reimbursable costs	3,445	3,227
Asset management fees receivable	1,203	563
Accounts receivable	853	1,425
Current acquisition fees receivable	126	2,106
	$86,400	$74,842

W. P. Carey 9/30/2019 10-Q – 14

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

W. P. Carey 9/30/2019 10-Q – 15

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

CWI REITs	In cash
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

W. P. Carey 9/30/2019 10-Q – 16

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

Other Transactions with Affiliates

CPA:17 Merger

On October 31, 2018, CPA:17 – Global merged with and into one of our wholly owned subsidiaries, primarily in exchange for shares of our common stock, which we accounted for as a business combination under the acquisition method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed, based upon their preliminary fair values at October 31, 2018. During the nine months ended September 30, 2019, we identified certain measurement period adjustments that impacted the provisional accounting, which decreased Land, buildings and improvements by $5.7 million, decreased Net investments in direct financing leases by $21.0 million (related loss on change in control of interests of $8.4 million was recorded for the three and nine months ended September 30, 2019 (Note 5)), increased equity investments in real estate by $2.6 million, decreased Other assets, net by $0.8 million, and decreased Deferred income taxes by $0.7 million, resulting in a $15.8 million increase in Goodwill. We are in the process of finalizing our assessment of the fair value of the assets acquired and liabilities assumed. Accordingly, the fair value of these assets and liabilities and the impact to goodwill are subject to change during the measurement period, which will end up to one year from the acquisition date (October 31, 2019).

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

The following table sets forth certain information regarding our loans or lines of credit to affiliates (dollars in thousands):

	Interest Rate at September 30, 2019	Maturity Date at September 30, 2019	Maximum Loan Amount Authorized at September 30, 2019	Principal Outstanding Balance at (a)
Managed Program				September 30, 2019	December 31, 2018
CESH (b)	LIBOR + 1.00%	10/1/2020	$65,000	$38,911	$14,461
CWI 1 (b) (c)	LIBOR + 1.00%	12/31/2019	60,000	35,000	41,637
CPA:18 – Global	N/A	N/A	50,000	—	—
CWI 2	N/A	N/A	25,000	—	—
				$73,911	$56,098
__________

(a)	Amounts exclude accrued interest of $1.5 million and $2.7 million at September 30, 2019 and December 31, 2018, respectively.

(b)	LIBOR means London Interbank Offered Rate.

(c)	In October 2019, CWI 1 repaid $5.0 million of the principal outstanding under its line of credit with us.

Other

At September 30, 2019, we owned interests in nine jointly owned investments in real estate, with the remaining interests held by affiliates or third parties. We consolidate two such investments and account for the remaining seven investments under the equity method of accounting (Note 7). In addition, we owned stock of each of the existing Managed REITs and limited partnership units of CESH at that date. We account for these investments under the equity method of accounting or at fair value (Note 7).

W. P. Carey 9/30/2019 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Land, Buildings and Improvements and Assets Held for Sale

Land, Buildings and Improvements — Operating Leases

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	September 30, 2019	December 31, 2018
Land	$1,834,440	$1,772,099
Buildings and improvements	7,433,953	6,945,513
Real estate under construction	87,929	63,114
Less: Accumulated depreciation	(884,784)	(724,550)
	$8,471,538	$8,056,176

During the nine months ended September 30, 2019, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro decreased by 4.9% to $1.0889 from $1.1450. As a result of this fluctuation in foreign currency exchange rates, the carrying value of our Land, buildings and improvements subject to operating leases decreased by $138.8 million from December 31, 2018 to September 30, 2019.

During the second quarter of 2019, we entered into net lease agreements for certain self-storage properties previously classified as operating properties. As a result, in June 2019 and August 2019, we reclassified 22 and five consolidated self-storage properties, respectively, with an aggregate carrying value of $287.7 million from Land, buildings and improvements attributable to operating properties to Land, buildings and improvements subject to operating leases. Effective as of those times, we began recognizing lease revenues from these properties, whereas previously we recognized operating property revenues and expenses from these properties.

In connection with changes in lease classifications due to extensions of the underlying leases, we reclassified four properties with an aggregate carrying value of $44.4 million from Net investments in direct financing leases to Land, buildings and improvements subject to operating leases during the nine months ended September 30, 2019 (Note 5).

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $58.3 million and $39.2 million for the three months ended September 30, 2019 and 2018, respectively, and $169.9 million and $113.1 million for the nine months ended September 30, 2019 and 2018, respectively.

During the third quarter of 2019, we identified measurement period adjustments that impacted the provisional accounting for an investment classified as Land, buildings and improvements, which was acquired in the CPA:17 Merger on October 31, 2018 (Note 3). As such, the CPA:17 Merger purchase price allocated to this investment decreased by approximately $5.7 million.

W. P. Carey 9/30/2019 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

Acquisitions of Real Estate

During the nine months ended September 30, 2019, we entered into the following investments, which were deemed to be real estate asset acquisitions, at a total cost of $369.7 million, including land of $38.2 million, buildings of $258.7 million (including capitalized acquisition-related costs of $2.8 million), net lease intangibles of $73.6 million, and a debt premium of $0.8 million (related to the non-recourse mortgage loan assumed in connection with an acquisition, as described below):

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

•	an investment of $49.3 million for an industrial facility in Hurricane, Utah, on March 28, 2019;

•	an investment of $16.6 million for an industrial facility in Bensenville, Illinois, on March 29, 2019;

•	an investment of $10.2 million for two manufacturing and distribution centers in Westerville, Ohio, and North Wales, Pennsylvania, on May 21, 2019;

•	an investment of $24.5 million for eight manufacturing facilities in various locations in the United States and Mexico on May 31, 2019;

•	an investment of $18.8 million for a headquarters and warehouse facility in Statesville, North Carolina, on June 7, 2019;

•	an investment of $70.1 million for a headquarters and industrial facility in Conestoga, Pennsylvania, on June 27, 2019;

•	an investment of $30.1 million for three manufacturing and warehouse facilities in Hartford and Milwaukee, Wisconsin, on July 19, 2019;

•	an investment of $15.1 million for two manufacturing facilities in Brockville and Prescott, Canada, on July 24, 2019; and

•	an investment of $16.4 million for an industrial facility in Dordrecht, the Netherlands, on September 26, 2019.

The acquired net lease intangibles are comprised of (i) in-place lease intangible assets totaling $83.2 million, which have a weighted-average expected life of 19.3 years, and (ii) below-market rent intangible liabilities totaling $9.6 million, which have a weighted-average expected life of 15.0 years.

Dollar amounts are based on the exchange rates of the foreign currencies on the dates of activity, as applicable.

During the nine months ended September 30, 2019, we committed to purchase a warehouse and distribution facility in Knoxville, Tennessee, for approximately $68.0 million upon completion of construction of the property, which is expected to take place during the second quarter of 2020.

During the nine months ended September 30, 2019, we committed to purchase two warehouse facilities in Hillerød and Hammelev, Denmark, for approximately $19.3 million (based on the exchange rate of the Danish krone at September 30, 2019) upon completion of construction of the properties, which is expected to take place during the fourth quarter of 2019.

Real Estate Under Construction

During the nine months ended September 30, 2019, we capitalized real estate under construction totaling $104.2 million. The number of construction projects in progress with balances included in real estate under construction was five and four as of September 30, 2019 and December 31, 2018, respectively. Aggregate unfunded commitments totaled approximately $144.0 million and $204.5 million as of September 30, 2019 and December 31, 2018, respectively.

W. P. Carey 9/30/2019 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

During the nine months ended September 30, 2019, we completed the following construction projects, at a total cost of $79.4 million:

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

During the nine months ended September 30, 2019, we committed to fund an aggregate of $37.4 million (based on the exchange rate of the foreign currency at September 30, 2019, as applicable) for the following construction projects:

•
a build-to-suit project for an industrial facility in Katowice, Poland, for an aggregate of $16.9 million. The facility will be constructed on land subject to three land leases and we currently expect to complete the project in the fourth quarter of 2019;

•	an expansion project for an existing tenant at an industrial facility in McCalla, Alabama, for an aggregate of $12.5 million, which we currently expect to complete in the fourth quarter of 2019; and

•
an expansion project for an existing tenant at an industrial and office facility in Marktheidenfeld, Germany, for an aggregate of $8.0 million, which we currently expect to complete in the second quarter of 2020.

Dispositions of Properties

During the nine months ended September 30, 2019, we sold five properties, which were classified as Land, buildings and improvements subject to operating leases. As a result, the carrying value of our Land, buildings and improvements subject to operating leases decreased by $17.3 million from December 31, 2018 to September 30, 2019.

Future Dispositions of Real Estate

As of September 30, 2019, one of our tenants exercised its options to repurchase two properties it is leasing for $4.4 million (the amounts for both repurchase options are based on the exchange rate of the euro as of September 30, 2019), but there can be no assurance that such repurchases will be completed. At September 30, 2019, these two properties had an aggregate asset carrying value of $4.8 million.

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of income is as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease income — fixed	$229,155	$666,330
Lease income — variable (a)	24,304	67,917
Total operating lease income (b)	$253,459	$734,247
__________

(a)	Includes (i) rent increases based on changes in the CPI and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

(b)
Excludes $25.4 million and $77.3 million for the three and nine months ended September 30, 2019, respectively, of interest income from direct financing leases that is included in Lease revenues in the consolidated statement of income.

W. P. Carey 9/30/2019 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

Scheduled Future Lease Payments to be Received

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments) under non-cancelable operating leases at September 30, 2019 are as follows (in thousands):

Years Ending December 31,	Total
2019 (remainder)	$244,736
2020	967,982
2021	951,911
2022	917,423
2023	874,427
Thereafter	7,171,003
Total	$11,127,482

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments) under non-cancelable operating leases at December 31, 2018 are as follows (in thousands):

Years Ending December 31,	Total
2019	$920,044
2020	915,411
2021	896,083
2022	861,688
2023	802,509
Thereafter	6,151,480
Total	$10,547,215

See Note 5 for scheduled future lease payments to be received under non-cancelable direct financing leases.

Lease Cost

Certain information related to the total lease cost for operating leases is as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Fixed lease cost	$3,286	$10,902
Variable lease cost	424	786
Total lease cost	$3,710	$11,688

During the three and nine months ended September 30, 2019, we received sublease income totaling approximately $1.1 million and $4.1 million, respectively, which is included in Lease revenues in the consolidated statement of income.

W. P. Carey 9/30/2019 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

Other Information

Supplemental balance sheet information related to ROU assets and lease liabilities is as follows (dollars in thousands):

	Location on Consolidated Balance Sheets	September 30, 2019
Operating ROU assets — land leases	In-place lease intangible assets and other	$112,208
Operating ROU assets — office leases	Other assets, net	8,868
Total operating ROU assets		$121,076

Operating lease liabilities	Accounts payable, accrued expenses and other liabilities	$87,985

Weighted-average remaining lease term — operating leases		37.5 years
Weighted-average discount rate — operating leases		7.8%
Number of land lease arrangements		64
Number of office space arrangements		6
Lease term range (excluding extension options not reasonably certain of being exercised)		1 – 100 years

Cash paid for operating lease liabilities included in Net cash provided by operating activities totaled $10.7 million for the nine months ended September 30, 2019. There are no land or office direct financing leases for which we are the lessee, therefore there are no related ROU assets or lease liabilities.

Undiscounted Cash Flows

A reconciliation of the undiscounted cash flows for operating leases recorded on the consolidated balance sheet within Accounts payable, accrued expenses and other liabilities as of September 30, 2019 is as follows (in thousands):

Years Ending December 31,	Total
2019 (remainder)	$3,217
2020	14,066
2021	8,628
2022	7,873
2023	7,741
Thereafter	254,873
Total lease payments	296,398
Less: amount of lease payments representing interest	(208,413)
Present value of future lease payments/lease obligations	$87,985

Scheduled future lease payments (excluding amounts paid directly by tenants) for the years subsequent to the year ended December 31, 2018 are: $14.5 million for 2019, $13.5 million for 2020, $7.9 million for 2021, $7.1 million for 2022, $7.0 million for 2023, and $246.7 million for the years thereafter.

W. P. Carey 9/30/2019 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

Land, Buildings and Improvements — Operating Properties

At September 30, 2019, Land, buildings and improvements attributable to operating properties consisted of our investments in ten consolidated self-storage properties and one consolidated hotel. As of September 30, 2019, we reclassified another consolidated hotel to Assets held for sale, net, as described below. At December 31, 2018, Land, buildings and improvements attributable to operating properties consisted of our investments in 37 consolidated self-storage properties and two consolidated hotels. Below is a summary of our Land, buildings and improvements attributable to operating properties (in thousands):

	September 30, 2019	December 31, 2018
Land	$10,452	$102,478
Buildings and improvements	72,527	363,572
Real estate under construction	—	4,620
Less: Accumulated depreciation	(10,566)	(10,234)
	$72,413	$460,436

As described above under Land, Buildings and Improvements — Operating Leases, during the second quarter of 2019, we entered into net lease agreements for certain self-storage properties previously classified as operating properties. As a result, in June 2019 and August 2019, we reclassified 22 and five consolidated self-storage properties, respectively, with an aggregate carrying value of $287.7 million from Land, buildings and improvements attributable to operating properties to Land, buildings and improvements subject to operating leases.

Depreciation expense on our buildings and improvements attributable to operating properties was $0.8 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively, and $6.2 million and $2.0 million for the nine months ended September 30, 2019 and 2018, respectively.

For the three and nine months ended September 30, 2019, Operating property revenues totaling $9.5 million and $41.0 million, respectively, were comprised of $7.2 million and $33.0 million, respectively, in lease revenues and $2.3 million and $8.0 million, respectively, in other income (such as food and beverage revenue) from 37 consolidated self-storage properties and two consolidated hotels. For the three and nine months ended September 30, 2018, Operating property revenues totaling $4.3 million and $16.4 million, respectively, were comprised of $3.2 million and $11.6 million, respectively, in lease revenues and $1.1 million and $4.8 million, respectively, in other income from two consolidated hotels. We derive self-storage revenue primarily from rents received from customers who rent storage space under month-to-month leases for personal or business use. We derive hotel revenue primarily from room rentals, as well as food, beverage, and other services.

Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	September 30, 2019	December 31, 2018
Land, buildings and improvements	$105,576	$—
Accumulated depreciation and amortization	(1,563)	—
Assets held for sale, net	$104,013	$—

At September 30, 2019, we had one hotel operating property classified as Assets held for sale, net, with an aggregate carrying value of $104.0 million.

W. P. Carey 9/30/2019 10-Q – 23

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

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	September 30, 2019	December 31, 2018
Lease payments receivable	$996,167	$1,160,977
Unguaranteed residual value	856,180	966,826
	1,852,347	2,127,803
Less: unearned income	(676,046)	(821,588)
	$1,176,301	$1,306,215

Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $25.4 million and $16.7 million for the three months ended September 30, 2019 and 2018, respectively, and $77.3 million and $50.7 million for the nine months ended September 30, 2019 and 2018, respectively.

During the nine months ended September 30, 2019, we reclassified four properties with an aggregate carrying value of $44.4 million from Net investments in direct financing leases to Land, buildings and improvements subject to operating leases in connection with changes in lease classifications due to extensions of the underlying leases (Note 4). During the nine months ended September 30, 2019, we sold four properties accounted for as direct financing leases that had an aggregate net carrying value of $6.4 million. During the nine months ended September 30, 2019, the U.S. dollar strengthened against the euro, resulting in a $20.2 million decrease in the carrying value of Net investments in direct financing leases from December 31, 2018 to September 30, 2019.

During the third quarter of 2019, we identified measurement period adjustments that impacted the provisional accounting for an investment classified as Net investments in direct financing leases, which was acquired in the CPA:17 Merger on October 31, 2018 (Note 3). Prior to the CPA:17 Merger, we already had a joint interest in this investment and accounted for it under the equity method (subsequent to the CPA:17 Merger, we consolidated this wholly owned investment). As such, the CPA:17 Merger purchase price allocated to this investment decreased by approximately $21.0 million. In addition, we recorded a loss on change in control of interests of $8.4 million during both the three and nine months ended September 30, 2019, reflecting adjustments to the difference between our carrying value and the preliminary estimated fair value of this former equity interest on October 31, 2018. We also recorded impairment charges totaling $25.8 million on this investment during both the three and nine months ended September 30, 2019 (Note 8).

Scheduled Future Lease Payments to be Received

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments) under non-cancelable direct financing leases at September 30, 2019 are as follows (in thousands):

Years Ending December 31,	Total
2019 (remainder) (a)	$277,569
2020	91,098
2021	89,117
2022	79,807
2023	73,367
Thereafter	385,209
Total	$996,167

W. P. Carey 9/30/2019 10-Q – 24

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
__________

(a)
Includes total rents owed and a bargain purchase option amount (for an aggregate of $254.7 million and $275.4 million as of September 30, 2019 and December 31, 2018, respectively) from The New York Times Company, a tenant at one of our properties, which exercised its bargain purchase option to repurchase the property in the fourth quarter of 2019. There can be no assurance that such repurchase will be completed. At September 30, 2019, this property had an aggregate asset carrying value of $252.0 million.

See Note 4 for scheduled future lease payments to be received under non-cancelable operating leases.

Loans Receivable

At both September 30, 2019 and December 31, 2018, we had four loans receivable related to a domestic investment with an aggregate carrying value of $57.7 million. In October 2019, two of these loans receivable were repaid in full to us for $10.0 million. In addition, at December 31, 2018, we had a loan receivable representing the expected future payments under a sales type lease with a carrying value of $9.5 million. In June 2019, this loan receivable was repaid in full to us for $9.3 million (Note 14). Our loans receivable are included in Other assets, net in the consolidated financial statements. Earnings from our loans receivable are included in Lease termination income and other in the consolidated financial statements.

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

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. At both September 30, 2019 and December 31, 2018, none of the balances of our finance receivables were past due. Other than the lease extensions noted under Net Investments in Direct Financing Leases above, there were no material modifications of finance receivables during the nine months ended September 30, 2019.

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

W. P. Carey 9/30/2019 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

A summary of our finance receivables by internal credit quality rating, excluding our deferred acquisition fees receivable, is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
1 - 3	34	36	$1,070,988	$1,135,321
4	7	10	138,632	227,591
5	1	1	24,418	10,580
			$1,234,038	$1,373,492

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

The following table presents a reconciliation of our goodwill (in thousands):

	Real Estate	Investment Management	Total
Balance at December 31, 2018	$857,337	$63,607	$920,944
CPA:17 Merger measurement period adjustments (Note 3)	15,802	—	15,802
Foreign currency translation adjustments	(5,882)	—	(5,882)
Balance at September 30, 2019	$867,257	$63,607	$930,864

W. P. Carey 9/30/2019 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$19,357	$(12,773)	$6,584	$18,924	$(10,672)	$8,252
Trade name	3,975	(1,792)	2,183	3,975	(1,196)	2,779
	23,332	(14,565)	8,767	22,899	(11,868)	11,031
Lease Intangibles:
In-place lease	1,999,393	(632,794)	1,366,599	1,960,437	(496,096)	1,464,341
Above-market rent	911,940	(386,089)	525,851	925,797	(330,935)	594,862
Below-market ground lease (a)	—	—	—	42,889	(2,367)	40,522
	2,911,333	(1,018,883)	1,892,450	2,929,123	(829,398)	2,099,725
Indefinite-Lived Goodwill and Intangible Assets
Goodwill	930,864	—	930,864	920,944	—	920,944
Below-market ground lease (a)	—	—	—	6,302	—	6,302
	930,864	—	930,864	927,246	—	927,246
Total intangible assets	$3,865,529	$(1,033,448)	$2,832,081	$3,879,268	$(841,266)	$3,038,002

Finite-Lived Intangible Liabilities
Below-market rent	$(260,880)	$69,936	$(190,944)	$(253,633)	$57,514	$(196,119)
Above-market ground lease (a)	—	—	—	(15,961)	3,663	(12,298)
	(260,880)	69,936	(190,944)	(269,594)	61,177	(208,417)
Indefinite-Lived Intangible Liabilities
Below-market purchase option	(16,711)	—	(16,711)	(16,711)	—	(16,711)
Total intangible liabilities	$(277,591)	$69,936	$(207,655)	$(286,305)	$61,177	$(225,128)

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

During the nine months ended September 30, 2019, the U.S. dollar strengthened against the euro, resulting in a decrease of $37.9 million in the carrying value of our net intangible assets from December 31, 2018 to September 30, 2019. Net amortization of intangibles, including the effect of foreign currency translation, was $64.5 million and $40.5 million for the three months ended September 30, 2019 and 2018, respectively, and $204.1 million and $118.2 million for the nine months ended September 30, 2019 and 2018, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues; amortization of internal-use software development, trade name, and in-place lease intangibles is included in Depreciation and amortization; and amortization of above-market ground lease and below-market ground lease intangibles was included in Property expenses, excluding reimbursable tenant costs, prior to the reclassification of above-market ground lease and below-market ground lease intangibles to ROU assets in the first quarter of 2019, as described above and in Note 2.

W. P. Carey 9/30/2019 10-Q – 27

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

The following table presents Equity in earnings of equity method investments in the Managed Programs and real estate, which represents our proportionate share of the income or losses of these investments, as well as certain adjustments related to amortization of basis differences related to purchase accounting adjustments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Distributions of Available Cash (Note 3)	$5,480	$13,135	$14,930	$32,413
Proportionate share of equity in earnings of equity investments in the Managed Programs	96	1,136	621	4,166
Amortization of basis differences on equity method investments in the Managed Programs	(385)	(607)	(1,070)	(1,919)
Total equity in earnings of equity method investments in the Managed Programs	5,191	13,664	14,481	34,660
Equity in earnings of equity method investments in real estate	896	5,264	2,232	13,251
Amortization of basis differences on equity method investments in real estate	(318)	(565)	(1,502)	(1,665)
Total equity in earnings of equity method investments in real estate	578	4,699	730	11,586
Equity in earnings of equity method investments in the Managed Programs and real estate	$5,769	$18,363	$15,211	$46,246

W. P. Carey 9/30/2019 10-Q – 28

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

The following table sets forth certain information about our investments in the existing Managed Programs (dollars in thousands):

	% of Outstanding Interests Owned at		Carrying Amount of Investment at
Fund	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
CPA:18 – Global (a)	3.761%	3.446%	$41,325	$39,600
CPA:18 – Global operating partnership	0.034%	0.034%	209	209
CWI 1 (a)	3.745%	3.062%	46,354	38,600
CWI 1 operating partnership	0.015%	0.015%	186	186
CWI 2 (a)	3.533%	2.807%	31,812	25,200
CWI 2 operating partnership	0.015%	0.015%	300	300
CESH (b)	2.430%	2.430%	3,779	3,495
			$123,965	$107,590

__________

(a)
During the nine months ended September 30, 2019, we received asset management revenue from the existing Managed REITs primarily in shares of their common stock, which increased our ownership percentage in each of the existing Managed REITs (Note 3).

(b)	Investment is accounted for at fair value.

CPA:17 – Global — On October 31, 2018, we acquired all of the remaining interests in CPA:17 – Global and the CPA:17 – Global operating partnership in the CPA:17 Merger (Note 3). We received distributions from CPA:17 – Global during the nine months ended September 30, 2018 of $7.5 million. We received distributions from our investment in the CPA:17 – Global operating partnership during the nine months ended September 30, 2018 of $18.6 million (Note 3).

CPA:18 – Global — The carrying value of our investment in CPA:18 – Global at September 30, 2019 includes asset management fees receivable, for which 54,348 shares of CPA:18 – Global Class A common stock were issued during the fourth quarter of 2019. We received distributions from this investment during the nine months ended September 30, 2019 and 2018 of $2.5 million and $1.9 million, respectively. We received distributions from our investment in the CPA:18 – Global operating partnership during the nine months ended September 30, 2019 and 2018 of $5.6 million and $6.4 million, respectively (Note 3).

CWI 1 — The carrying value of our investment in CWI 1 at September 30, 2019 includes asset management fees receivable, for which 112,794 shares of CWI 1 common stock were issued during the fourth quarter of 2019. We received distributions from this investment during the nine months ended September 30, 2019 and 2018 of $2.0 million and $1.4 million, respectively. We received distributions from our investment in the CWI 1 operating partnership during the nine months ended September 30, 2019 and 2018 of $4.9 million and $3.5 million, respectively (Note 3).

CWI 2 — The carrying value of our investment in CWI 2 at September 30, 2019 includes asset management fees receivable, for which 78,392 shares of CWI 2 Class A common stock were issued during the fourth quarter of 2019. We received distributions from this investment during the nine months ended September 30, 2019 and 2018 of $1.2 million and $0.8 million, respectively. We received distributions from our investment in the CWI 2 operating partnership during the nine months ended September 30, 2019 and 2018 of $4.5 million and $3.9 million, respectively (Note 3).

CESH — We have elected to account for our investment in CESH at fair value by selecting the equity method fair value option available under GAAP. We record our investment in CESH on a one quarter lag; therefore, the balance of our equity method investment in CESH recorded as of September 30, 2019 is based on the estimated fair value of our investment as of June 30, 2019. We did not receive distributions from this investment during the nine months ended September 30, 2019 or 2018.

At September 30, 2019 and December 31, 2018, the aggregate unamortized basis differences on our equity investments in the Managed Programs were $44.1 million and $35.2 million, respectively.

W. P. Carey 9/30/2019 10-Q – 29

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

The following table sets forth our ownership interests in our equity investments in real estate, excluding the Managed Programs, and their respective carrying values (dollars in thousands):

			Carrying Value at
Lessee	Co-owner	Ownership Interest	September 30, 2019	December 31, 2018
Johnson Self Storage	Third Party	90%	$70,346	$73,475
Kesko Senukai (a)	Third Party	70%	43,746	52,432
Bank Pekao (a)	CPA:18 – Global	50%	26,989	29,086
BPS Nevada, LLC (b)	Third Party	15%	22,665	22,292
State Farm Mutual Automobile Insurance Co.	CPA:18 – Global	50%	17,667	18,927
Apply Sørco AS (c) (d)	CPA:18 – Global	49%	7,693	7,483
Fortenova Grupa d.d. (formerly Konzum d.d.) (a)	CPA:18 – Global	20%	2,570	2,858
Beach House JV, LLC (e)	Third Party	N/A	—	15,105
			$191,676	$221,658
__________

(a)	The carrying value of this investment is affected by fluctuations in the exchange rate of the euro.

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

We received aggregate distributions of $14.6 million and $15.4 million from our other unconsolidated real estate investments for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019 and December 31, 2018, the aggregate unamortized basis differences on our unconsolidated real estate investments were $24.7 million and $23.7 million, respectively.

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

W. P. Carey 9/30/2019 10-Q – 30

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

Equity Investment in CESH — We have elected to account for our investment in CESH, which is included in Equity investments in the Managed Programs and real estate in the consolidated financial statements, at fair value by selecting the equity method fair value option available under GAAP (Note 7). We classified this investment as Level 3 because we primarily used valuation models that incorporate unobservable inputs to determine its fair value. The fair value of our equity investment in CESH approximated its carrying value as of September 30, 2019 and December 31, 2018.

Investment in Shares of a Cold Storage Operator — We have elected to apply the measurement alternative under ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10) to account for our investment in shares of a cold storage operator, which is included in Other assets, net in the consolidated financial statements. Under this alternative, the carrying value is adjusted for any impairments or changes in fair value resulting from observable transactions for similar or identical investments in the issuer. We classified this investment as Level 3 because it is not traded in an active market. During the first quarter of 2019, we identified measurement period adjustments that impacted the provisional accounting for this investment, which was acquired in the CPA:17 Merger on October 31, 2018 (Note 3). As such, the CPA:17 Merger purchase price allocated to this investment decreased by approximately $3.0 million. In addition, during the nine months ended September 30, 2019, we recognized unrealized losses on our investment in shares of a cold storage operator totaling $3.3 million, which was recorded within Other gains and (losses) in the consolidated financial statements. The fair value of this investment approximated its carrying value, which was $110.0 million and $116.3 million at September 30, 2019 and December 31, 2018, respectively.

Investment in Shares of GCIF — We account for our investment in shares of Guggenheim Credit Income Fund (“GCIF”), which is included in Other assets, net in the consolidated financial statements, at fair value. We classified this investment as Level 2 because we used a quoted price from an inactive market to determine its fair value. During the nine months ended September 30, 2019, we redeemed a portion of our investment in shares of GCIF for approximately $3.3 million. Distributions of earnings from GCIF and unrealized gains or losses recognized on GCIF are recorded within Other gains and (losses) in the consolidated financial statements. During the nine months ended September 30, 2019, we recognized unrealized losses on our investment in shares of GCIF totaling $1.1 million, due to a decrease in the net asset value of the investment. The fair value of our investment in shares of GCIF approximated its carrying value, which was $19.1 million and $23.6 million at September 30, 2019 and December 31, 2018, respectively.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the nine months ended September 30, 2019 or 2018. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements.

W. P. Carey 9/30/2019 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)

Our other material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		September 30, 2019		December 31, 2018
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Unsecured Notes, net (a) (b) (c)	2	$4,302,892	$4,594,830	$3,554,470	$3,567,593
Non-recourse mortgages, net (a) (b) (d)	3	1,771,887	1,798,883	2,732,658	2,737,861
Loans receivable (d)	3	57,737	57,737	67,277	67,123
__________

(a)
The carrying value of Senior Unsecured Notes, net (Note 10) includes unamortized deferred financing costs of $23.5 million and $19.7 million at September 30, 2019 and December 31, 2018, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of $0.6 million and $0.8 million at September 30, 2019 and December 31, 2018, respectively.

(b)
The carrying value of Senior Unsecured Notes, net includes unamortized discount of $20.9 million and $15.8 million at September 30, 2019 and December 31, 2018, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $21.0 million and $21.8 million at September 30, 2019 and December 31, 2018, respectively.

(c)	We determined the estimated fair value of the Senior Unsecured Notes using observed market prices in an open market with limited trading volume.

(d)
We determined the estimated fair value of these financial instruments using a discounted cash flow model that estimates the present value of the future loan payments by discounting such payments at current estimated market interest rates. The estimated market interest rates consider interest rate risk and the value of the underlying collateral, which includes quality of the collateral, the credit quality of the tenant/obligor, and the time until maturity.

We estimated that our other financial assets and liabilities, including amounts outstanding under our Senior Unsecured Credit Facility (Note 10) but excluding net investments in direct financing leases, had fair values that approximated their carrying values at both September 30, 2019 and December 31, 2018.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. There have been no significant changes in our impairment policies from what was disclosed in the 2018 Annual Report.

During the three and nine months ended September 30, 2019, we recognized impairment charges totaling $25.8 million on a portfolio of four properties accounted for as Net investments in direct financing leases, based on the cash flows expected to be derived from the underlying assets (discounted at the rate implicit in the lease), in accordance with ASC 310, Receivables.

During the nine months ended September 30, 2018, we recognized impairment charges totaling $4.8 million on two properties in order to reduce the carrying values of the properties to their estimated fair values, which was $3.9 million in each case. We recognized an impairment charge of $3.8 million on one of those properties due to a tenant bankruptcy and the resulting vacancy, and the fair value measurement for the property was determined by estimating discounted cash flows using market rent assumptions. We recognized an impairment charge of $1.0 million on the other property due to a lease expiration and resulting vacancy, and the fair value measurement for the property approximated its estimated selling price. This property was sold in July 2019.

W. P. Carey 9/30/2019 10-Q – 32

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

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For derivatives designated and that qualify as cash flow hedges, the change in fair value of the derivative is recognized in Other comprehensive loss until the hedged transaction affects earnings. Gains and losses on the cash flow hedges representing hedge components excluded from the assessment of effectiveness are recognized in earnings over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with our accounting policy election. Such gains and losses are recorded within Other gains and (losses) or Interest expense in our consolidated statements of income. The earnings recognition of excluded components is presented in the same line item as the hedged transactions. For derivatives designated and that qualify as a net investment hedge, the change in the fair value and/or the net settlement of the derivative is reported in Other comprehensive loss as part of the cumulative foreign currency translation adjustment. Amounts are reclassified out of Other comprehensive loss into earnings (within Gain on sale of real estate, net, in our consolidated statements of income) when the hedged net investment is either sold or substantially liquidated.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both September 30, 2019 and December 31, 2018, no cash collateral had been posted nor received for any of our derivative positions.

W. P. Carey 9/30/2019 10-Q – 33

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Derivative Assets Fair Value at		Derivative Liabilities Fair Value at
		September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Foreign currency collars	Other assets, net	$24,425	$8,536	$—	$—
Foreign currency forward contracts	Other assets, net	14,782	22,520	—	—
Interest rate caps	Other assets, net	1	56	—	—
Interest rate swaps	Other assets, net	—	1,435	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(5,617)	(3,387)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	—	(1,679)
		39,208	32,547	(5,617)	(5,066)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	4,900	5,500	—	—
Interest rate swaps (a)	Other assets, net	18	—	—	—
Foreign currency forward contracts	Other assets, net	—	7,144	—	—
Interest rate swaps (a)	Accounts payable, accrued expenses and other liabilities	—	—	(117)	(343)
		4,918	12,644	(117)	(343)
Total derivatives		$44,126	$45,191	$(5,734)	$(5,409)
__________

(a)	These interest rate swaps do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the underlying variable-rate debt.

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Loss (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2019	2018	2019	2018
Foreign currency collars	$13,661	$1,267	$17,539	$5,117
Interest rate swaps	(398)	244	(2,775)	1,664
Foreign currency forward contracts	361	(786)	(809)	(644)
Interest rate caps	50	(1)	199	(12)
Derivatives in Net Investment Hedging Relationships (b)
Foreign currency collars	18	—	19	—
Foreign currency forward contracts	8	1,100	7	3,416
Total	$13,700	$1,824	$14,180	$9,541

W. P. Carey 9/30/2019 10-Q – 34

Notes to Consolidated Financial Statements (Unaudited)

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Loss
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Foreign currency forward contracts	Other gains and (losses)	$2,271	$1,752	$6,825	$4,556
Foreign currency collars	Other gains and (losses)	1,241	681	3,614	1,255
Interest rate swaps and caps	Interest expense	(432)	(10)	(2,046)	(261)
Total		$3,080	$2,423	$8,393	$5,550

__________

(a)
Excludes net losses of $0.4 million and net gains of less than $0.1 million recognized on unconsolidated jointly owned investments for the three months ended September 30, 2019 and 2018, respectively, and net losses of $2.4 million and net gains of $0.3 million for the nine months ended September 30, 2019 and 2018, respectively.

(b)	The changes in fair value of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive loss.

Amounts reported in Other comprehensive loss related to interest rate derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive loss related to foreign currency derivative contracts will be reclassified to Other gains and (losses) when the hedged foreign currency contracts are settled. As of September 30, 2019, we estimate that an additional $2.0 million and $16.0 million will be reclassified as interest expense and other gains, respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Foreign currency forward contracts	Other gains and (losses)	$805	$—	$544	$(125)
Foreign currency collars	Other gains and (losses)	543	135	738	455
Stock warrants	Other gains and (losses)	(300)	—	(600)	201
Interest rate swaps	Other gains and (losses)	(98)	—	(124)	7
Interest rate swaps	Interest expense	7	—	15	—
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Interest expense	340	36	(773)	249
Interest rate caps	Interest expense	(104)	—	(199)	—
Foreign currency collars	Other gains and (losses)	—	(3)	7	(24)
Foreign currency forward contracts	Other gains and (losses)	—	—	(132)	—
Total		$1,193	$168	$(524)	$763

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

W. P. Carey 9/30/2019 10-Q – 35

Notes to Consolidated Financial Statements (Unaudited)

rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at September 30, 2019 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2019 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	6	99,396	USD	$(3,656)
Interest rate swaps	2	49,962	EUR	(1,961)
Interest rate caps	4	125,868	EUR	1
Interest rate cap	1	6,394	GBP	—
Not Designated as Hedging Instruments
Interest rate swap (b)	1	4,637	EUR	(117)
Interest rate swap (b)	1	7,842	USD	18
				$(5,715)
__________

(a)	Fair value amounts are based on the exchange rate of the euro or British pound sterling at September 30, 2019, as applicable.

(b)	These interest rate swaps do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the underlying variable-rate debt.

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

The following table presents the foreign currency derivative contracts we had outstanding at September 30, 2019 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2019
Designated as Cash Flow Hedging Instruments
Foreign currency collars	70	231,025	EUR	$18,515
Foreign currency forward contracts	16	43,981	EUR	14,741
Foreign currency collars	59	44,000	GBP	5,879
Foreign currency forward contracts	2	1,458	NOK	41
Foreign currency collars	3	2,000	NOK	14
Designated as Net Investment Hedging Instruments
Foreign currency collar	1	2,500	NOK	17
				$39,207

W. P. Carey 9/30/2019 10-Q – 36

Notes to Consolidated Financial Statements (Unaudited)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of September 30, 2019. At September 30, 2019, our total credit exposure and the maximum exposure to any single counterparty was $38.5 million and $13.3 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At September 30, 2019, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $11.0 million and $7.3 million at September 30, 2019 and December 31, 2018, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at September 30, 2019 or December 31, 2018, we could have been required to settle our obligations under these agreements at their aggregate termination value of $11.2 million and $7.6 million, respectively.

Net Investment Hedges

We have completed five offerings of euro-denominated senior notes, each with a principal amount of €500.0 million, which we refer to as the 2.0% Senior Notes due 2023, 2.25% Senior Notes due 2024, 2.250% Senior Notes due 2026, 2.125% Senior Notes due 2027, and 1.350% Senior Notes due 2028 (Note 10). In addition, at September 30, 2019, the amount borrowed in Japanese yen outstanding under our Unsecured Revolving Credit Facility (Note 10) was ¥2.4 billion. These borrowings are designated as, and are effective as, economic hedges of our net investments in foreign entities. Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in Other comprehensive loss as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our borrowings under our euro-denominated senior notes and changes in the value of our Japanese yen borrowings under our Unsecured Revolving Credit Facility, related to changes in the spot rates, will be reported in the same manner as foreign currency translation adjustments, which are recorded in Other comprehensive loss as part of the cumulative foreign currency translation adjustment. Such gains related to non-derivative net investment hedges were $108.8 million and $10.5 million for the three months ended September 30, 2019 and 2018, respectively, and $122.3 million and $55.0 million for the nine months ended September 30, 2019 and 2018, respectively.

At September 30, 2019, we also had foreign currency forward contracts that were designated as net investment hedges, as discussed in “Derivative Financial Instruments” above.

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

At September 30, 2019, our Unsecured Revolving Credit Facility had available capacity of $1.5 billion. We incur an annual facility fee of 0.20% of the total commitment on our Unsecured Revolving Credit Facility.

W. P. Carey 9/30/2019 10-Q – 37

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of our Senior Unsecured Credit Facility (dollars in thousands):

	Interest Rate at September 30, 2019 (a)	Maturity Date at September 30, 2019	Principal Outstanding Balance at
Senior Unsecured Credit Facility			September 30, 2019	December 31, 2018
Unsecured Revolving Credit Facility:
Unsecured Revolving Credit Facility — borrowing in Japanese yen (b)	JPY LIBOR + 1.00%	2/22/2021	$22,410	$22,290
Unsecured Revolving Credit Facility — borrowing in euros	N/A	2/22/2021	—	69,273
			$22,410	$91,563
__________

(a)	The applicable interest rate at September 30, 2019 was based on the credit rating for our Senior Unsecured Notes of BBB/Baa2.

(b)	JPY LIBOR means Japanese yen LIBOR.

Senior Unsecured Notes

As set forth in the table below, we have euro and U.S. dollar-denominated senior unsecured notes outstanding with an aggregate principal balance outstanding of $4.3 billion at September 30, 2019 (the “Senior Unsecured Notes”). On June 14, 2019, we completed an underwritten public offering of $325.0 million of 3.850% Senior Notes due 2029, at a price of 98.876% of par value. These 3.850% Senior Notes due 2029 have a 10.1-year term and are scheduled to mature on July 15, 2029. On September 19, 2019, we completed a public offering of €500.0 million of 1.350% Senior Notes due 2028, at a price of 99.266% of par value, issued by our wholly owned finance subsidiary, WPC Eurobond B.V., and fully and unconditionally guaranteed by us. These 1.350% Senior Notes due 2028 have an 8.6-year term and are scheduled to mature on April 15, 2028.

Interest on the Senior Unsecured Notes is payable annually in arrears for our euro-denominated senior notes and semi-annually for U.S. dollar-denominated senior notes. The Senior Unsecured Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 30 to 35 basis points. The following table presents a summary of our Senior Unsecured Notes outstanding at September 30, 2019 (currency in millions):

				Original Issue Discount	Effective Interest Rate			Principal Outstanding Balance at
Senior Unsecured Notes, net (a)	Issue Date	Principal Amount	Price of Par Value			Coupon Rate	Maturity Date	September 30, 2019	December 31, 2018
2.0% Senior Notes due 2023	1/21/2015	€500.0	99.220%	$4.6	2.107%	2.0%	1/20/2023	$544.5	$572.5
4.6% Senior Notes due 2024	3/14/2014	$500.0	99.639%	$1.8	4.645%	4.6%	4/1/2024	500.0	500.0
2.25% Senior Notes due 2024	1/19/2017	€500.0	99.448%	$2.9	2.332%	2.25%	7/19/2024	544.5	572.5
4.0% Senior Notes due 2025	1/26/2015	$450.0	99.372%	$2.8	4.077%	4.0%	2/1/2025	450.0	450.0
2.250% Senior Notes due 2026	10/9/2018	€500.0	99.252%	$4.3	2.361%	2.250%	4/9/2026	544.5	572.5
4.25% Senior Notes due 2026	9/12/2016	$350.0	99.682%	$1.1	4.290%	4.25%	10/1/2026	350.0	350.0
2.125% Senior Notes due 2027	3/6/2018	€500.0	99.324%	$4.2	2.208%	2.125%	4/15/2027	544.5	572.5
1.350% Senior Notes due 2028	9/19/2019	€500.0	99.266%	$4.1	1.442%	1.350%	4/15/2028	544.5	—
3.850% Senior Notes due 2029	6/14/2019	$325.0	98.876%	$3.7	3.986%	3.850%	7/15/2029	325.0	—
								$4,347.5	$3,590.0
__________

(a)
Aggregate balance excludes unamortized deferred financing costs totaling $23.6 million and $19.7 million, and unamortized discount totaling $21.0 million and $15.8 million, at September 30, 2019 and December 31, 2018, respectively.

Proceeds from the issuances of each of these notes were used primarily to partially pay down the amounts then outstanding under the senior unsecured credit facility that we had in place at that time and/or to repay certain non-recourse mortgage loans. In connection with the offering of the 3.850% Senior Notes due 2029 in June 2019 and the 1.350% Senior Notes due 2028 in September 2019, we incurred financing costs totaling $6.6 million during the nine months ended September 30, 2019, which are included in Senior Unsecured Notes, net in the consolidated financial statements and are being amortized to Interest expense over the term of the 3.850% Senior Notes due 2029 and the 1.350% Senior Notes due 2028.
W. P. Carey 9/30/2019 10-Q – 38

Notes to Consolidated Financial Statements (Unaudited)

Covenants

The Credit Agreement and each of the Senior Unsecured Notes include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. The Credit Agreement also contains various customary affirmative and negative covenants applicable to us and our subsidiaries, subject to materiality and other qualifications, baskets, and exceptions as outlined in the Credit Agreement. We were in compliance with all of these covenants at September 30, 2019.

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

Non-Recourse Mortgages

At September 30, 2019, the weighted-average interest rates for our fixed-rate and variable-rate non-recourse mortgage notes payable were 5.2% and 2.8%, respectively, with maturity dates ranging from March 2020 to September 2031.

During the nine months ended September 30, 2019, we assumed a non-recourse mortgage loan with an outstanding principal balance of $20.2 million in connection with the acquisition of a property (Note 4). This mortgage loan has a fixed annual interest rate of 4.7% and a maturity date of July 6, 2024.

A non-recourse mortgage loan encumbering six vacant properties that were acquired in the CPA:17 Merger, with an outstanding principal balance of approximately $57.2 million (carrying value of $43.2 million), was in default as of both September 30, 2019 and December 31, 2018. The former tenant at the properties declared bankruptcy in 2018 and vacated the properties prior to the CPA:17 Merger. This loan currently bears interest at 4.4%, with a default interest rate of an additional 5.0%, and is collateralized by the six properties, which we wholly-own. Interest expense of $5.6 million on this loan has been accrued and unpaid as of September 30, 2019 (including default interest). As of September 30, 2019, the carrying value of the properties totaled $42.4 million. We disposed of these properties in October 2019 (Note 16).

A non-recourse mortgage loan encumbering a vacant property that was acquired in the CPA:17 Merger, with an outstanding principal balance of approximately $8.7 million (carrying value of $8.2 million), was in default as of September 30, 2019. The former tenant at the property has been in federal receivership since the first quarter of 2019. This loan currently bears interest at 5.5%, with a default interest rate of an additional 18.0%, and is collateralized by the property, which we wholly-own. Interest expense of $0.9 million on this loan has been accrued and unpaid as of September 30, 2019 (including default interest). As of September 30, 2019, the carrying value of the property was $10.5 million.

Repayments During the Nine Months Ended September 30, 2019

During the nine months ended September 30, 2019, we (i) prepaid non-recourse mortgage loans totaling $872.8 million and (ii) repaid non-recourse mortgage loans at maturity with an aggregate principal balance of approximately $39.4 million. We recognized an aggregate net loss on extinguishment of debt of $10.6 million and $14.8 million during the three and nine months ended September 30, 2019, respectively, primarily comprised of prepayment penalties. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 4.9%. Amounts are based on the exchange rate of the related foreign currency as of the date of repayment, as applicable. We primarily used proceeds from issuances of common stock under our ATM Program (Note 12) and proceeds from the issuances of senior notes to fund these prepayments.

W. P. Carey 9/30/2019 10-Q – 39

Notes to Consolidated Financial Statements (Unaudited)

Repayments During the Nine Months Ended September 30, 2018

During the nine months ended September 30, 2018, we (i) prepaid non-recourse mortgage loans totaling $164.9 million, including $12.5 million encumbering properties that were disposed of during the nine months ended September 30, 2018, and (ii) repaid non-recourse mortgage loans at maturity with an aggregate principal balance of approximately $22.6 million. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 2.8%. Amounts are based on the exchange rate of the related foreign currency as of the date of repayment, as applicable.

Foreign Currency Exchange Rate Impact

During the nine months ended September 30, 2019, the U.S. dollar strengthened against the euro, resulting in an aggregate decrease of $155.3 million in the aggregate carrying values of our Non-recourse mortgages, net, Senior Unsecured Credit Facility, and Senior Unsecured Notes, net from December 31, 2018 to September 30, 2019.

Scheduled Debt Principal Payments

Scheduled debt principal payments as of September 30, 2019 are as follows (in thousands):

Years Ending December 31,	Total (a)
2019 (remainder)	$18,715
2020	283,777
2021	396,035
2022	461,220
2023	887,139
Thereafter through 2031	4,116,294
Total principal payments	6,163,180
Unamortized discount, net (b)	(41,888)
Unamortized deferred financing costs	(24,103)
Total	$6,097,189
__________

(a)	Certain amounts are based on the applicable foreign currency exchange rate at September 30, 2019.

(b)
Represents the unamortized discount, net, of $21.0 million in aggregate primarily resulting from the assumption of property-level debt in connection with business combinations, including the CPA:17 Merger (Note 3), and the unamortized discount on the Senior Unsecured Notes of $20.9 million in aggregate.

Note 11. Commitments and Contingencies

At September 30, 2019, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 12. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain several stock-based compensation plans, which are more fully described in the 2018 Annual Report. There have been no significant changes to the terms and conditions of any of our stock-based compensation plans or arrangements during the nine months ended September 30, 2019. We recorded stock-based compensation expense of $4.7 million and $2.5 million during the three months ended September 30, 2019 and 2018, respectively, and $13.8 million and $14.4 million during the nine months ended September 30, 2019 and 2018, respectively. Approximately $4.2 million of the stock-based compensation expense recorded during the nine months ended September 30, 2018 was attributable to the modification of restricted share units (“RSUs”) and performance share units (“PSUs”) in connection with the retirement of our former chief executive officer in February 2018.

W. P. Carey 9/30/2019 10-Q – 40

Notes to Consolidated Financial Statements (Unaudited)

Restricted and Conditional Awards

Nonvested restricted share awards (“RSAs”), RSUs, and PSUs at September 30, 2019 and changes during the nine months ended September 30, 2019 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2019	277,002	$62.41	331,216	$78.82
Granted (a)	151,746	71.30	84,006	92.16
Vested (b)	(152,364)	62.11	(403,701)	74.04
Forfeited	(3,840)	66.35	—	—
Adjustment (c)	—	—	324,366	77.66
Nonvested at September 30, 2019 (d)	272,544	$67.48	335,887	$80.86
__________

(a)
The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing (i) a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period and (ii) future financial performance projections. To estimate the fair value of PSUs granted during the nine months ended September 30, 2019, we used a risk-free interest rate of 2.5%, an expected volatility rate of 15.8%, and assumed a dividend yield of zero.

(b)
The grant date fair value of shares vested during the nine months ended September 30, 2019 was $39.4 million. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At September 30, 2019 and December 31, 2018, we had an obligation to issue 893,713 and 867,871 shares, respectively, of our common stock underlying such deferred awards, which is recorded within Total stockholders’ equity as a Deferred compensation obligation of $37.3 million and $35.8 million, respectively.

(c)
Vesting and payment of the PSUs is conditioned upon certain company and/or market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. As a result, we recorded adjustments at September 30, 2019 to reflect the number of shares expected to be issued when the PSUs vest.

(d)	At September 30, 2019, total unrecognized compensation expense related to these awards was approximately $26.7 million, with an aggregate weighted-average remaining term of 1.9 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to W. P. Carey	$41,339	$77,348	$175,871	$218,303
Net income attributable to nonvested participating RSUs	(10)	(99)	(44)	(279)
Net income — basic and diluted	$41,329	$77,249	$175,827	$218,024

Weighted-average shares outstanding — basic	172,235,066	108,073,969	170,276,085	108,063,826
Effect of dilutive securities	251,440	209,697	269,580	190,015
Weighted-average shares outstanding — diluted	172,486,506	108,283,666	170,545,665	108,253,841

W. P. Carey 9/30/2019 10-Q – 41

Notes to Consolidated Financial Statements (Unaudited)

For the three and nine months ended September 30, 2019 and 2018, there were no potentially dilutive securities excluded from the computation of diluted earnings per share.

ATM Program

On August 9, 2019, we filed a prospectus supplement with the SEC, pursuant to which we may offer and sell shares of our common stock from time to time, up to an aggregate gross sales price of $750.0 million, through an ATM Program with a syndicate of banks. The related equity sales agreement contemplates that, in addition to issuing shares of our common stock through or to the banks acting as sales agents or as principal for their own accounts, we may also enter into separate forward sale agreements with participating banks or their affiliates acting as a forward purchaser.

During the three and nine months ended September 30, 2019, we issued 1,502,572 and 6,672,412 shares, respectively, of our common stock under our current and former ATM Programs at a weighted-average price of $88.76 and $79.70 per share, respectively, for net proceeds of $131.4 million and $523.5 million, respectively. Proceeds from issuances of common stock under our ATM Program during the three and nine months ended September 30, 2019 were used primarily to prepay certain non-recourse mortgage loans (Note 10) and to fund acquisitions. As of September 30, 2019, $616.6 million remained available for issuance under our current ATM Program.

Effective as of August 9, 2019, we also terminated a prior ATM Program that was established on February 27, 2019. Previously, on February 27, 2019, we also terminated an earlier ATM Program that was established on March 1, 2017. During the three and nine months ended September 30, 2018, we did not issue any shares of our common stock under our prior ATM Programs.

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended September 30, 2019
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$12,645	$(273,451)	$(11)	$(260,817)
Other comprehensive loss before reclassifications	16,323	(37,412)	11	(21,078)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(3,512)	—	—	(3,512)
Interest expense	432	—	—	432
Total	(3,080)	—	—	(3,080)
Net current period other comprehensive loss	13,243	(37,412)	11	(24,158)
Ending balance	$25,888	$(310,863)	$—	$(284,975)

W. P. Carey 9/30/2019 10-Q – 42

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2018
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$14,858	$(262,469)	$209	$(247,402)
Other comprehensive loss before reclassifications	3,195	(8,102)	(269)	(5,176)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(2,433)	—	—	(2,433)
Interest expense	10	—	—	10
Total	(2,423)	—	—	(2,423)
Net current period other comprehensive loss	772	(8,102)	(269)	(7,599)
Net current period other comprehensive loss attributable to noncontrolling interests	1	945	—	946
Ending balance	$15,631	$(269,626)	$(60)	$(254,055)

	Nine Months Ended September 30, 2019
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$14,102	$(269,091)	$(7)	$(254,996)
Other comprehensive loss before reclassifications	20,179	(41,772)	7	(21,586)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(10,439)	—	—	(10,439)
Interest expense	2,046	—	—	2,046
Total	(8,393)	—	—	(8,393)
Net current period other comprehensive loss	11,786	(41,772)	7	(29,979)
Ending balance	$25,888	$(310,863)	$—	$(284,975)

	Nine Months Ended September 30, 2018
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$9,172	$(245,022)	$(161)	$(236,011)
Other comprehensive loss before reclassifications	12,003	(29,401)	101	(17,297)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(5,811)	—	—	(5,811)
Interest expense	261	—	—	261
Total	(5,550)	—	—	(5,550)
Net current period other comprehensive loss	6,453	(29,401)	101	(22,847)
Net current period other comprehensive loss attributable to noncontrolling interests	6	4,797	—	4,803
Ending balance	$15,631	$(269,626)	$(60)	$(254,055)

See Note 9 for additional information on our derivatives activity recognized within Other comprehensive loss for the periods presented.

W. P. Carey 9/30/2019 10-Q – 43

Notes to Consolidated Financial Statements (Unaudited)

Dividends Declared

During the third quarter of 2019, our Board declared a quarterly dividend of $1.036 per share, which was paid on October 15, 2019 to stockholders of record as of September 30, 2019.

During the nine months ended September 30, 2019, we declared dividends totaling $3.102 per share.

Note 13. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually and intend to do so for the tax year ending December 31, 2019. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and nine months ended September 30, 2019 and 2018.

Certain of our subsidiaries have elected TRS status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. We also own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. The accompanying consolidated financial statements include an interim tax provision for our TRSs and foreign subsidiaries, as necessary, for the three and nine months ended September 30, 2019 and 2018. Current income tax (expense) benefit was $(5.2) million and $1.2 million for the three months ended September 30, 2019 and 2018, respectively, and $(8.3) million and $(8.2) million for the nine months ended September 30, 2019 and 2018, respectively. Provision for income taxes for the nine months ended September 30, 2019 included a current tax benefit of approximately $6.3 million due to a change in tax position for state and local taxes.

Our TRSs and foreign subsidiaries are subject to U.S. federal, state, and foreign income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether the tax benefit of a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. The majority of our deferred tax assets relate to the timing difference between the financial reporting basis and tax basis for stock-based compensation expense. The majority of our deferred tax liabilities relate to differences between the tax basis and financial reporting basis of the assets acquired in acquisitions in which the tax basis of such assets was not stepped up to fair value for income tax purposes. Deferred income tax benefit (expense) was $1.0 million and $(3.9) million for the three months ended September 30, 2019 and 2018, respectively, and $3.2 million and $5.2 million for the nine months ended September 30, 2019 and 2018, respectively. Provision for income taxes for the nine months ended September 30, 2018 included a deferred tax benefit of approximately $6.2 million as a result of the release of a deferred tax liability relating to a property holding company that was no longer required due to a change in tax classification.

W. P. Carey 9/30/2019 10-Q – 44

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

2019 — During the three and nine months ended September 30, 2019, we sold four and nine properties, respectively, for total proceeds of $13.9 million and $26.5 million, respectively, net of selling costs, and recognized a net gain on these sales totaling $0.1 million and $0.7 million, respectively (inclusive of income taxes totaling $0.2 million for both periods recognized upon sale).

In addition, in June 2019, a loan receivable was repaid in full to us for $9.3 million, which resulted in a net loss of $0.1 million (Note 5).

2018 — During the three and nine months ended September 30, 2018, we sold three and ten properties, respectively, for total proceeds of $17.4 million and $95.1 million, respectively, net of selling costs, and recognized a net gain on these sales totaling $0.3 million and $12.7 million, respectively (inclusive of income taxes totaling $0.9 million and $2.1 million, respectively, recognized upon sale). Disposition activity included the sale of one of our hotel operating properties in April 2018.

In addition, in June 2018, we completed a nonmonetary transaction, in which we disposed of 23 properties in exchange for the acquisition of one property leased to the same tenant. This swap was recorded based on the fair value of the property acquired of $85.5 million, which resulted in a net gain of $6.3 million, and was a non-cash investing activity.

W. P. Carey 9/30/2019 10-Q – 45

Notes to Consolidated Financial Statements (Unaudited)

Note 15. Segment Reporting

We evaluate our results from operations through our two major business segments: Real Estate and Investment Management. The following tables present a summary of comparative results and assets for these business segments (in thousands):

Real Estate

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Lease revenues	$278,839	$173,067	$811,580	$510,866
Lease termination income and other	14,377	1,981	23,951	3,603
Operating property revenues (a)	9,538	4,282	40,970	16,365
	302,754	179,330	876,501	530,834

Operating Expenses
Depreciation and amortization	108,573	66,837	332,652	195,131
Impairment charges	25,781	—	25,781	4,790
Reimbursable tenant costs	15,611	5,979	42,699	17,931
General and administrative	13,973	11,349	44,162	34,013
Property expenses, excluding reimbursable tenant costs	10,377	4,898	30,204	14,454
Operating property expenses	8,547	3,055	30,015	12,306
Stock-based compensation expense	3,435	1,380	9,717	7,676
Merger and other expenses	70	1,673	912	4,328
	186,367	95,171	516,142	290,629
Other Income and Expenses
Interest expense	(58,626)	(41,740)	(179,658)	(121,125)
Other gains and (losses)	(12,938)	8,197	(13,330)	14,940
Loss on change in control of interests	(8,416)	—	(8,416)	—
Equity in earnings of equity method investments in real estate	578	4,699	730	11,586
Gain on sale of real estate, net	71	343	642	18,987
	(79,331)	(28,501)	(200,032)	(75,612)
Income before income taxes	37,056	55,658	160,327	164,593
(Provision for) benefit from income taxes	(3,511)	(424)	(12,689)	1,792
Net Income from Real Estate	33,545	55,234	147,638	166,385
Net loss (income) attributable to noncontrolling interests	11	(4,225)	94	(10,760)
Net Income from Real Estate Attributable to W. P. Carey	$33,556	$51,009	$147,732	$155,625

__________

(a)
Operating property revenues from our hotels include (i) $4.8 million for the nine months ended September 30, 2018 generated from a hotel in Memphis, Tennessee, which was sold in April 2018, (ii) $3.9 million and $4.3 million for the three months ended September 30, 2019 and 2018, respectively, and $11.4 million and $11.5 million for the nine months ended September 30, 2019 and 2018, respectively, generated from a hotel in Bloomington, Minnesota, and (iii) $3.5 million and $10.1 million for the three and nine months ended September 30, 2019, respectively, generated from a hotel in Miami, Florida, which was acquired in the CPA:17 Merger and was classified as held for sale as of September 30, 2019 (Note 4).

W. P. Carey 9/30/2019 10-Q – 46

Notes to Consolidated Financial Statements (Unaudited)

Investment Management

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Asset management revenue	$9,878	$17,349	$29,400	$51,602
Reimbursable costs from affiliates	4,786	6,042	12,475	16,883
Structuring and other advisory revenue	587	6,663	3,163	13,018
	15,251	30,054	45,038	81,503
Operating Expenses
Reimbursable costs from affiliates	4,786	6,042	12,475	16,883
General and administrative	3,237	4,514	14,062	16,875
Subadvisor fees	1,763	3,127	5,615	7,014
Stock-based compensation expense	1,312	1,095	4,131	6,716
Depreciation and amortization	944	988	2,876	2,988
	12,042	15,766	39,159	50,476
Other Income and Expenses
Equity in earnings of equity method investments in the Managed Programs	5,191	13,664	14,481	34,660
Other gains and (losses)	536	678	1,212	1,758
	5,727	14,342	15,693	36,418
Income before income taxes	8,936	28,630	21,572	67,445
(Provision for) benefit from income taxes	(646)	(2,291)	7,542	(4,767)
Net Income from Investment Management	8,290	26,339	29,114	62,678
Net income attributable to noncontrolling interests	(507)	—	(975)	—
Net Income from Investment Management Attributable to W. P. Carey	$7,783	$26,339	$28,139	$62,678

Total Company

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$318,005	$209,384	$921,539	$612,337
Operating expenses	198,409	110,937	555,301	341,105
Other income and (expenses)	(73,604)	(14,159)	(184,339)	(39,194)
Provision for income taxes	(4,157)	(2,715)	(5,147)	(2,975)
Net income attributable to noncontrolling interests	(496)	(4,225)	(881)	(10,760)
Net income attributable to W. P. Carey	$41,339	$77,348	$175,871	$218,303

	Total Assets at
	September 30, 2019	December 31, 2018
Real Estate	$13,825,441	$13,941,963
Investment Management	258,198	241,076
Total Company	$14,083,639	$14,183,039

W. P. Carey 9/30/2019 10-Q – 47

Notes to Consolidated Financial Statements (Unaudited)

Note 16. Subsequent Events

CWI 1 and CWI 2 Proposed Merger

On October 22, 2019, CWI 1 and CWI 2 announced that they have entered into a definitive merger agreement under which the two companies intend to merge in an all-stock transaction. The transaction is expected to close in the first quarter of 2020, subject to the approval of stockholders of each of CWI 1 and CWI 2, among other conditions. Following the close of the merger, the combined company intends to internalize the management services currently provided by one of our subsidiaries. Please see our Current Report on Form 8-K dated October 22, 2019 for additional information.

Acquisitions

In October 2019, we completed two investments for a total purchase price of approximately $63.1 million. We acquired three manufacturing facilities in York, Pennsylvania; Lexington, South Carolina; and Queretaro, Mexico, with a lease term of 25 years for an aggregate purchase price of $53.2 million. We also acquired a headquarters facility in Dearborn, Michigan, with a lease term of 15 years for an aggregate purchase price of $9.9 million. It is not practicable to disclose the preliminary purchase price allocations for these transactions given the short period of time between the acquisition dates and the filing of this Report.

Construction Commitments

In October 2019, we committed to fund an aggregate of $70.0 million for a build-to-suit project for an industrial facility in Bowling Green, Kentucky, which we currently expect to be completed in the first quarter of 2022. We also committed to fund an aggregate of $54.9 million (based on the exchange rate of the euro on the date of commitment) for a build-to-suit project for a headquarters and industrial facility in Langen, Germany, which we currently expect to be completed in the first quarter of 2021.

Dispositions

On October 15, 2019, we sold an industrial facility for gross proceeds of $2.5 million. In addition, on October 25, 2019, we transferred ownership of six vacant retail properties and the related non-recourse mortgage loan, which had an aggregate carrying value of approximately $42.4 million and an outstanding principal balance of approximately $57.2 million (carrying value of $43.2 million), respectively, on the date of transfer, to the mortgage lender.

W. P. Carey 9/30/2019 10-Q – 48

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

Business Overview

As described in more detail in Item 1 of the 2018 Annual Report, we are a diversified net lease REIT with a portfolio of operationally-critical, commercial real estate that includes 1,204 net lease properties covering approximately 137.5 million square feet and 21 operating properties as of September 30, 2019. We invest in high-quality single tenant industrial, warehouse, office, retail, and self-storage properties subject to long-term net leases with built-in rent escalators. Our portfolio is located primarily in the United States and Northern and Western Europe, and we believe it is well-diversified by tenant, property type, geographic location, and tenant industry.

We also earn fees and other income by managing the portfolios of the Managed Programs through our investment management business. We no longer raise capital for new or existing funds, but currently expect to continue managing our existing Managed Programs through the end of their respective life cycles (Note 1).

Significant Development

CWI 1 and CWI 2 Proposed Merger

On October 22, 2019, CWI 1 and CWI 2 announced that they have entered into a definitive merger agreement under which the two companies intend to merge in an all-stock transaction with CWI 2 as the surviving entity. The transaction is expected to close in the first quarter of 2020, subject to the approval of stockholders of each of CWI 1 and CWI 2, among other conditions. In connection with the proposed merger, we have entered into an internalization agreement and transition services agreement. Immediately following the closing of the proposed merger, which is subject to customary conditions:

(i)	the advisory agreements with each of CWI 1 and CWI 2 will terminate;

(ii)
the operating partnerships of each of CWI 1 and CWI 2 will redeem the special general partnership interests that we currently hold, for which we will receive approximately $97 million in consideration, comprised of $65 million in shares of CWI 2 preferred stock and 2,840,549 shares in CWI 2 common stock valued at approximately $32 million;

(iii)	CWI 2 will internalize the management services currently provided by us; and

(iv)	we will provide certain transition services at cost to CWI 2 for, what is currently expected to be, a period of approximately twelve months from closing of the proposed merger.

Please see our Current Report on Form 8-K dated October 22, 2019 for additional information.

Financial Highlights

During the nine months ended September 30, 2019, we completed the following (as further described in the consolidated financial statements):

Real Estate

Investments

•	We acquired 12 investments totaling $369.7 million (Note 4).

•	We completed four construction projects at a cost totaling $79.4 million. Construction projects include build-to-suit and expansion projects (Note 4).

•
We committed to purchase a warehouse and distribution facility in Knoxville, Tennessee, for approximately $68.0 million upon completion of construction of the property, which is expected to take place during the second quarter of 2020 (Note 4).

W. P. Carey 9/30/2019 10-Q – 49

•
We committed to purchase two warehouse facilities in Hillerød and Hammelev, Denmark, for approximately $19.3 million (based on the exchange rate of the Danish krone at September 30, 2019) upon completion of construction of the properties, which is expected to take place during the fourth quarter of 2019 (Note 4).

•
We committed to fund an aggregate of $16.9 million (based on the exchange rate of the euro at September 30, 2019) for a build-to-suit project for an industrial facility in Katowice, Poland. We currently expect to complete the project in the fourth quarter of 2019 (Note 4).

•
We committed to fund an aggregate of $12.5 million for an expansion project for an existing tenant at an industrial facility in McCalla, Alabama. We currently expect to complete the project in the fourth quarter of 2019 (Note 4).

•
We committed to fund an aggregate of $8.0 million (based on the exchange rate of the euro at September 30, 2019) for an expansion project for an existing tenant at an industrial and office facility in Marktheidenfeld, Germany. We currently expect to complete the project in the second quarter of 2020 (Note 4).

Leasing Transactions

•
We entered into net lease agreements for certain self-storage properties previously classified as operating properties. As a result, in June 2019 and August 2019, we reclassified 22 and five consolidated self-storage properties, respectively, with an aggregate carrying value of $287.7 million from Land, buildings and improvements attributable to operating properties to Land, buildings and improvements subject to operating leases. Effective as of those times, we began recognizing lease revenues from these properties, whereas previously we recognized operating property revenues and expenses from these properties (Note 4).

•
We restructured the leases with a tenant on a portfolio of grocery store and warehouse properties in Croatia. For 19 properties, we reached agreements on new rents, reducing contractual rents, but increasing total contractual minimum annualized base rent (“ABR”) from $10.2 million to $15.4 million. We extended the lease terms on these properties by a weighted average of three years. We also agreed to a payment plan to collect approximately 50% of unpaid back rents plus value-added tax, which will be paid in ten monthly installments of €1.0 million each (equivalent to approximately $1.1 million) starting in July 2019. We received such payments during the third quarter of 2019 totaling approximately $3.3 million, which was included within Lease termination income and other on our consolidated statements of income.

•
We received proceeds totaling $8.3 million and $9.1 million during the three and nine months ended September 30, 2019, respectively, from a bankruptcy claim on a prior tenant, which was included within Lease termination income and other on our consolidated statements of income.

Financing and Capital Markets Transactions

•
On June 14, 2019, we completed an underwritten public offering of $325.0 million of 3.850% Senior Notes due 2029, at a price of 98.876% of par value. These 3.850% Senior Notes due 2029 have a 10.1-year term and are scheduled to mature on July 15, 2029 (Note 10).

•
On September 19, 2019, we completed a public offering of €500.0 million of 1.350% Senior Notes due 2028, at a price of 99.266% of par value, issued by our wholly owned finance subsidiary, WPC Eurobond B.V., and fully and unconditionally guaranteed by us. These 1.350% Senior Notes due 2028 have an 8.6-year term and are scheduled to mature on April 15, 2028 (Note 10).

•
We issued 6,672,412 shares of our common stock under our ATM Program at a weighted-average price of $79.70 per share for net proceeds of $523.5 million (Note 12). Proceeds from issuances of common stock under our ATM Program during the nine months ended September 30, 2019 were used primarily to prepay certain non-recourse mortgage loans (as described below and in Note 10) and to fund acquisitions.

•	We reduced our mortgage debt outstanding by prepaying or repaying at maturity a total of $912.2 million of non-recourse mortgage loans with a weighted-average interest rate of 4.9% (Note 10).

Investment Management

As of September 30, 2019, we managed total assets of approximately $7.6 billion on behalf of CPA:18 – Global, CWI 1, CWI 2, and CESH. Upon completion of the CPA:17 Merger (Note 3), we ceased earning advisory fees and other income previously earned when we served as advisor to CPA:17 – Global. During the nine months ended September 30, 2018, such fees and other income from CPA:17 – Global totaled $48.1 million. We expect to structure fewer investments on behalf of the Managed Programs going forward because the Managed Programs are fully invested, we no longer raise capital for new or existing funds, and in light of the completion of the CPA:17 Merger.

W. P. Carey 9/30/2019 10-Q – 50

Dividends to Stockholders

We declared cash dividends totaling $3.102 per share during the nine months ended September 30, 2019, comprised of three quarterly dividends per share of $1.032, $1.034, and $1.036.

Consolidated Results

(in thousands, except shares)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues from Real Estate	$302,754	$179,330	$876,501	$530,834
Revenues from Investment Management	15,251	30,054	45,038	81,503
Total revenues	318,005	209,384	921,539	612,337

Net income from Real Estate attributable to W. P. Carey	33,556	51,009	147,732	155,625
Net income from Investment Management attributable to W. P. Carey	7,783	26,339	28,139	62,678
Net income attributable to W. P. Carey	41,339	77,348	175,871	218,303

Dividends declared	179,677	111,080	533,637	331,478

Net cash provided by operating activities			577,485	369,759
Net cash used in investing activities			(421,258)	(461,544)
Net cash (used in) provided by financing activities			(180,730)	104,862

Supplemental financial measures (a):
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Real Estate	212,859	121,169	601,005	352,565
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Investment Management	11,364	38,588	33,450	88,161
Adjusted funds from operations attributable to W. P. Carey (AFFO)	224,223	159,757	634,455	440,726

Diluted weighted-average shares outstanding (b)	172,486,506	108,283,666	170,545,665	108,253,841
__________

(a)
We consider AFFO, a supplemental measure that is not defined by GAAP (a “non-GAAP measure”), to be an important measure in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

(b)
Amounts for the three and nine months ended September 30, 2019 reflect the dilutive impact of the 53,849,087 shares of our common stock issued to stockholders of CPA:17 – Global in connection with the CPA:17 Merger on October 31, 2018 (Note 3).

Revenues and Net Income Attributable to W. P. Carey

Total revenues increased significantly for the three and nine months ended September 30, 2019 as compared to the same periods in 2018, due to increases within our Real Estate segment, partially offset by decreases within our Investment Management segment. Real Estate revenue increased due to an increase in lease revenues and operating property revenues, primarily from the properties we acquired in the CPA:17 Merger on October 31, 2018 (Note 3) and other property acquisition activity, partially offset by the impact of property dispositions. We also received proceeds from a bankruptcy claim on a prior tenant during the current year periods. Investment Management revenue decreased primarily due to the cessation of asset management revenue earned from CPA:17 – Global after the CPA:17 Merger on October 31, 2018 (Note 3), as well as lower structuring and other advisory revenue earned from the Managed Programs.

W. P. Carey 9/30/2019 10-Q – 51

Net income attributable to W. P. Carey decreased for the three and nine months ended September 30, 2019 as compared to the same periods in 2018, due to decreases within both our Investment Management and Real Estate segments. Net income from Investment Management attributable to W. P. Carey decreased primarily due to the cessation of Investment Management revenues and distributions previously earned from CPA:17 – Global (Note 3), partially offset by tax benefits recognized during the nine months ended September 30, 2019 (Note 13). Net income from Real Estate attributable to W. P. Carey decreased primarily due to impairment charges (Note 8) and loss on extinguishment of debt (Note 10) recognized during the current year periods, as well as a lower gain on sale of real estate recognized during the nine months ended September 30, 2019 as compared to the prior year period (Note 14). These decreases were offset by the impact of real estate acquisitions and properties acquired in the CPA:17 Merger (Note 3). The increase in revenues from such properties was partially offset by corresponding increases in depreciation and amortization, interest expense, and property expenses. We also received proceeds from a bankruptcy claim on a prior tenant during the current year periods.

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased for the nine months ended September 30, 2019 as compared to the same period in 2018, primarily due to an increase in cash flow generated from properties acquired during 2018 and 2019, including properties acquired in the CPA:17 Merger, as well as proceeds from a bankruptcy claim on a prior tenant received during the current year period, partially offset by a decrease in cash flow as a result of property dispositions during 2018 and 2019, as well as an increase in interest expense, primarily due to the assumption of non-recourse mortgage loans in the CPA:17 Merger and the issuance of senior unsecured notes in March 2018, October 2018, June 2019, and September 2019.

AFFO

AFFO increased for the three and nine months ended September 30, 2019 as compared to the same periods in 2018, primarily due to higher lease revenues and operating property revenues, as well as proceeds from a bankruptcy claim on a prior tenant received during the current year periods, partially offset by higher interest expense and lower Investment Management revenues and cash distributions as a result of the CPA:17 Merger.

W. P. Carey 9/30/2019 10-Q – 52

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

Portfolio Summary

	September 30, 2019	December 31, 2018
Number of net-leased properties	1,204	1,163
Number of operating properties (a)	21	48
Number of tenants (net-leased properties)	324	304
Total square footage (net-leased properties, in thousands)	137,501	130,956
Occupancy (net-leased properties)	98.4%	98.3%
Weighted-average lease term (net-leased properties, in years)	10.3	10.2
Number of countries	25	25
Total assets (in thousands)	$14,083,639	$14,183,039
Net investments in real estate (in thousands)	11,828,923	11,928,854

	Nine Months Ended September 30,
	2019	2018
Acquisition volume (in millions)	$369.7	$617.1
Construction projects completed (in millions)	79.4	74.8
Average U.S. dollar/euro exchange rate	1.1236	1.1947
Average U.S. dollar/British pound sterling exchange rate	1.2731	1.3519
Change in the U.S. CPI (b)	2.2%	2.4%
Change in the Germany CPI (b)	1.7%	1.4%
Change in the Poland CPI (b)	2.1%	0.8%
Change in the Netherlands CPI (b)	2.6%	1.9%
Change in the Spain CPI (b)	(0.3)%	0.8%

__________

(a)
At September 30, 2019, operating properties consisted of 19 self-storage properties (of which we consolidated 10, with an average occupancy of 92.1% as of September 30, 2019) and two hotel properties (one of which was classified as held for sale as of September 30, 2019), with an average occupancy of 81.1% for the nine months ended September 30, 2019. At December 31, 2018, operating properties consisted of 46 self-storage properties (of which we consolidated 37) and two hotel properties. During the nine months ended September 30, 2019, we reclassified 27 consolidated self-storage properties from Land, buildings and improvements attributable to operating properties to Land, buildings and improvements subject to operating leases (Note 4).

(b)	Many of our lease agreements include contractual increases indexed to changes in the U.S. CPI or similar indices in the jurisdictions in which the properties are located.

W. P. Carey 9/30/2019 10-Q – 53

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at September 30, 2019 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Description	Number of Properties	ABR	ABR Percent	Weighted-Average Lease Term (Years)
U-Haul Moving Partners Inc. and Mercury Partners, LP	Net lease self-storage properties in the U.S.	78	$38,751	3.5%	4.6
Hellweg Die Profi-Baumärkte GmbH & Co. KG (a)	Do-it-yourself retail properties in Germany	44	34,346	3.1%	17.4
The New York Times Company (b)	Media headquarters in New York City	1	27,967	2.5%	4.5
State of Andalucia (a)	Government office properties in Spain	70	27,521	2.5%	15.2
Metro Cash & Carry Italia S.p.A. (a)	Business-to-business wholesale stores in Italy and Germany	20	26,286	2.3%	7.5
Pendragon PLC (a)	Automotive dealerships in the United Kingdom	70	20,785	1.9%	10.6
Marriott Corporation	Net lease hotel properties in the U.S.	18	20,065	1.8%	4.1
Extra Space Storage, Inc.	Net lease self-storage properties in the U.S.	27	19,519	1.7%	24.6
Nord Anglia Education, Inc.	K-12 private schools in the U.S.	3	18,734	1.7%	24.0
Forterra, Inc. (a) (c)	Industrial properties in the U.S. and Canada	27	18,376	1.6%	23.7
Total		358	$252,350	22.6%	12.6
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

(b)
As of September 30, 2019, the tenant exercised its option to repurchase the property it is leasing in the fourth quarter of 2019. There can be no assurance that such repurchase will be completed (Note 5).

(c)	Of the 27 properties leased to Forterra, Inc., 25 are located in the United States and two are located in Canada.

W. P. Carey 9/30/2019 10-Q – 54

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
United States
South
Texas	$97,982	8.8%	10,948	8.0%
Florida	46,457	4.2%	4,060	3.0%
Georgia	28,616	2.6%	4,024	2.9%
Tennessee	15,774	1.4%	2,261	1.6%
Alabama	14,085	1.2%	2,259	1.6%
Other (b)	12,482	1.1%	2,252	1.6%
Total South	215,396	19.3%	25,804	18.7%
East
New York	40,872	3.6%	2,104	1.5%
North Carolina	32,290	2.9%	6,826	5.0%
Massachusetts	21,316	1.9%	1,397	1.0%
Pennsylvania	21,008	1.9%	2,973	2.2%
New Jersey	19,209	1.7%	1,101	0.8%
South Carolina	15,185	1.4%	4,158	3.0%
Virginia	13,435	1.2%	1,430	1.0%
Other (b)	33,799	3.0%	6,594	4.8%
Total East	197,114	17.6%	26,583	19.3%
Midwest
Illinois	50,473	4.5%	5,931	4.3%
Minnesota	25,612	2.3%	2,450	1.8%
Indiana	17,875	1.6%	2,827	2.1%
Wisconsin	15,764	1.4%	3,744	2.7%
Ohio	14,237	1.3%	3,102	2.3%
Michigan	13,119	1.2%	2,073	1.5%
Other (b)	26,991	2.4%	4,806	3.5%
Total Midwest	164,071	14.7%	24,933	18.2%
West
California	60,380	5.4%	5,162	3.7%
Arizona	37,456	3.4%	3,652	2.7%
Colorado	11,351	1.0%	1,008	0.7%
Other (b)	44,500	4.0%	4,210	3.1%
Total West	153,687	13.8%	14,032	10.2%
United States Total	730,268	65.4%	91,352	66.4%
International
Germany	62,589	5.6%	6,970	5.1%
Poland	49,278	4.4%	7,093	5.2%
The Netherlands	48,960	4.4%	6,862	5.0%
Spain	47,581	4.3%	4,226	3.1%
United Kingdom	37,176	3.3%	2,924	2.1%
Italy	24,729	2.2%	2,386	1.7%
Croatia	15,807	1.4%	1,802	1.3%
France	13,240	1.2%	1,429	1.0%
Canada	12,623	1.1%	2,103	1.5%
Denmark	11,713	1.0%	1,987	1.5%
Other (c)	63,417	5.7%	8,367	6.1%
International Total	387,113	34.6%	46,149	33.6%
Total	$1,117,381	100.0%	137,501	100.0%

W. P. Carey 9/30/2019 10-Q – 55

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
Office	$273,251	24.5%	17,376	12.6%
Industrial	264,260	23.6%	46,503	33.8%
Warehouse	228,137	20.4%	43,571	31.7%
Retail (d)	190,471	17.1%	18,525	13.5%
Self Storage (net lease)	58,270	5.2%	5,810	4.2%
Other (e)	102,992	9.2%	5,716	4.2%
Total	$1,117,381	100.0%	137,501	100.0%
__________

(a)	Includes square footage for any vacant properties.

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

(c)	Includes assets in Finland, Lithuania, Norway, Hungary, Mexico, Austria, Portugal, Japan, the Czech Republic, Slovakia, Latvia, Sweden, Belgium, and Estonia.

(d)	Includes automotive dealerships.

(e)	Includes ABR from tenants within the following property types: education facility, hotel (net lease), fitness facility, laboratory, theater, and student housing (net lease).

W. P. Carey 9/30/2019 10-Q – 56

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	ABR Percent	Square Footage	Square Footage Percent
Retail Stores (a)	$222,114	19.9%	30,048	21.8%
Consumer Services	113,736	10.2%	8,500	6.2%
Automotive	68,732	6.2%	11,822	8.6%
Cargo Transportation	59,903	5.4%	9,650	7.0%
Business Services	57,361	5.1%	5,076	3.7%
Grocery	55,051	4.9%	6,569	4.8%
Healthcare and Pharmaceuticals	50,671	4.5%	4,209	3.1%
Hotel, Gaming, and Leisure	43,694	3.9%	2,423	1.8%
Media: Advertising, Printing, and Publishing	42,719	3.8%	2,147	1.6%
Construction and Building	42,050	3.8%	7,673	5.6%
Capital Equipment	38,821	3.5%	6,550	4.8%
Sovereign and Public Finance	37,915	3.4%	3,364	2.4%
Beverage, Food, and Tobacco	37,690	3.4%	4,863	3.5%
Containers, Packaging, and Glass	36,207	3.2%	6,527	4.7%
High Tech Industries	27,316	2.5%	2,921	2.1%
Insurance	24,749	2.2%	1,759	1.3%
Durable Consumer Goods	20,728	1.9%	4,265	3.1%
Banking	18,968	1.7%	1,247	0.9%
Telecommunications	18,721	1.7%	1,736	1.2%
Non-Durable Consumer Goods	18,299	1.6%	5,032	3.7%
Aerospace and Defense	13,506	1.2%	1,279	0.9%
Wholesale	12,722	1.1%	2,005	1.5%
Media: Broadcasting and Subscription	12,533	1.1%	784	0.6%
Chemicals, Plastics, and Rubber	12,014	1.1%	1,403	1.0%
Metals and Mining	11,670	1.0%	2,069	1.5%
Other (b)	19,491	1.7%	3,580	2.6%
Total	$1,117,381	100.0%	137,501	100.0%
__________

(a)	Includes automotive dealerships.

(b)
Includes ABR from tenants in the following industries: oil and gas, environmental industries, electricity, forest products and paper, consumer transportation, real estate, and finance. Also includes square footage for vacant properties.

W. P. Carey 9/30/2019 10-Q – 57

Lease Expirations
(in thousands, except percentages and number of leases)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage	Square Footage Percent
Remaining 2019	11	10	$6,862	0.6%	692	0.5%
2020	25	23	19,951	1.8%	2,117	1.5%
2021	79	23	36,438	3.3%	4,775	3.5%
2022	41	33	60,230	5.4%	6,154	4.5%
2023	30	28	49,633	4.5%	6,351	4.6%
2024 (b)	64	40	137,883	12.3%	14,643	10.6%
2025	58	26	54,712	4.9%	7,129	5.2%
2026	30	18	48,011	4.3%	7,115	5.2%
2027	46	28	71,986	6.4%	8,494	6.2%
2028	44	26	66,065	5.9%	6,795	4.9%
2029	30	18	37,080	3.3%	4,619	3.4%
2030	29	23	76,358	6.8%	7,188	5.2%
2031	62	12	58,136	5.2%	6,229	4.5%
2032	36	15	46,776	4.2%	7,323	5.3%
Thereafter (>2032)	170	78	347,260	31.1%	45,735	33.3%
Vacant	—	—	—	—%	2,142	1.6%
Total	755		$1,117,381	100.0%	137,501	100.0%
__________

(a)	Assumes tenants do not exercise any renewal options or purchase options.

(b)
Includes ABR of $28.0 million from a tenant (The New York Times Company) that as of September 30, 2019 exercised its option to repurchase the property it is leasing in the fourth quarter of 2019. There can be no assurance that such repurchase will be completed (Note 5).

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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties, net of receivable reserves as determined by GAAP, and reflects exchange rates as of September 30, 2019. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

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

W. P. Carey 9/30/2019 10-Q – 58

Real Estate — Property Level Contribution

The following table presents the Property level contribution for our consolidated net-leased and operating properties within our Real Estate segment, as well as a reconciliation to Net income from Real Estate attributable to W. P. Carey (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Existing Net-Leased Properties
Lease revenues	$162,681	$155,688	$6,993	$482,133	$472,642	$9,491
Depreciation and amortization	(55,029)	(58,096)	3,067	(166,547)	(175,182)	8,635
Reimbursable tenant costs	(8,149)	(5,476)	(2,673)	(20,319)	(16,790)	(3,529)
Property expenses	(5,188)	(4,187)	(1,001)	(14,122)	(12,576)	(1,546)
Property level contribution	94,315	87,929	6,386	281,145	268,094	13,051
Net-Leased Properties Acquired in the CPA:17 Merger
Lease revenues	92,614	—	92,614	268,536	—	268,536
Depreciation and amortization	(41,014)	—	(41,014)	(117,046)	—	(117,046)
Reimbursable tenant costs	(6,968)	—	(6,968)	(20,984)	—	(20,984)
Property expenses	(4,553)	—	(4,553)	(13,743)	—	(13,743)
Property level contribution	40,079	—	40,079	116,763	—	116,763
Recently Acquired Net-Leased Properties
Lease revenues	23,495	10,793	12,702	60,441	13,646	46,795
Depreciation and amortization	(9,678)	(4,690)	(4,988)	(25,339)	(5,711)	(19,628)
Reimbursable tenant costs	(475)	(334)	(141)	(1,357)	(362)	(995)
Property expenses	(473)	(150)	(323)	(1,471)	(204)	(1,267)
Property level contribution	12,869	5,619	7,250	32,274	7,369	24,905
Existing Operating Property
Operating property revenues	3,928	4,283	(355)	11,447	11,522	(75)
Depreciation and amortization	(380)	(546)	166	(1,139)	(1,398)	259
Operating property expenses	(2,878)	(3,025)	147	(8,908)	(8,600)	(308)
Property level contribution	670	712	(42)	1,400	1,524	(124)
Operating Properties Acquired in the CPA:17 Merger
Operating property revenues	2,124	—	2,124	19,439	—	19,439
Depreciation and amortization	(2,011)	—	(2,011)	(18,260)	—	(18,260)
Operating property expenses	(966)	—	(966)	(8,023)	—	(8,023)
Property level contribution	(853)	—	(853)	(6,844)	—	(6,844)
Properties Sold or Held for Sale
Lease revenues	49	6,586	(6,537)	470	24,578	(24,108)
Operating property revenues	3,486	(1)	3,487	10,084	4,843	5,241
Depreciation and amortization	(157)	(3,182)	3,025	(3,394)	(11,868)	8,474
Reimbursable tenant costs	(19)	(169)	150	(39)	(779)	740
Property expenses	(163)	(561)	398	(868)	(1,674)	806
Operating property expenses	(4,703)	(30)	(4,673)	(13,084)	(3,706)	(9,378)
Property level contribution	(1,507)	2,643	(4,150)	(6,831)	11,394	(18,225)
Property Level Contribution	145,573	96,903	48,670	417,907	288,381	129,526
Add: Lease termination income and other	14,377	1,981	12,396	23,951	3,603	20,348
Less other expenses:
Impairment charges	(25,781)	—	(25,781)	(25,781)	(4,790)	(20,991)
General and administrative	(13,973)	(11,349)	(2,624)	(44,162)	(34,013)	(10,149)
Stock-based compensation expense	(3,435)	(1,380)	(2,055)	(9,717)	(7,676)	(2,041)
Corporate depreciation and amortization	(304)	(323)	19	(927)	(972)	45
Merger and other expenses	(70)	(1,673)	1,603	(912)	(4,328)	3,416
Other Income and Expenses
Interest expense	(58,626)	(41,740)	(16,886)	(179,658)	(121,125)	(58,533)
Other gains and (losses)	(12,938)	8,197	(21,135)	(13,330)	14,940	(28,270)
Loss on change in control of interests	(8,416)	—	(8,416)	(8,416)	—	(8,416)
Equity in earnings of equity method investments in real estate	578	4,699	(4,121)	730	11,586	(10,856)
Gain on sale of real estate, net	71	343	(272)	642	18,987	(18,345)
	(79,331)	(28,501)	(50,830)	(200,032)	(75,612)	(124,420)
Income before income taxes	37,056	55,658	(18,602)	160,327	164,593	(4,266)
(Provision for) benefit from income taxes	(3,511)	(424)	(3,087)	(12,689)	1,792	(14,481)
Net Income from Real Estate	33,545	55,234	(21,689)	147,638	166,385	(18,747)
Net loss (income) attributable to noncontrolling interests	11	(4,225)	4,236	94	(10,760)	10,854
Net Income from Real Estate Attributable to W. P. Carey	$33,556	$51,009	$(17,453)	$147,732	$155,625	$(7,893)
Also refer to Note 15 for a table presenting the comparative results of our Real Estate segment.

W. P. Carey 9/30/2019 10-Q – 59

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

Existing Net-Leased Properties

Existing net-leased properties are those that we acquired or placed into service prior to January 1, 2018 and that were not sold or held for sale during the periods presented. For the periods presented, there were 793 existing net-leased properties.

For the three and nine months ended September 30, 2019 as compared to the same periods in 2018, lease revenues from existing net-leased properties increased by $2.5 million and $5.9 million, respectively, related to scheduled rent increases, $2.4 million and $9.0 million, respectively, due to new leases, $2.0 million and $2.5 million, respectively, primarily due to accelerated amortization of an above-market rent lease intangible during the prior year periods in connection with a lease restructuring, and $1.1 million and $3.7 million, respectively, related to completed construction projects on existing properties. These increases were partially offset by decreases of $2.3 million and $9.0 million, respectively, as a result of the weakening of foreign currencies (primarily the euro) in relation to the U.S. dollar between the periods and $0.7 million and $3.7 million, respectively, due to lease expirations and rejections. Depreciation and amortization expense from existing net-leased properties decreased primarily due to accelerated amortization of two in-place lease intangibles during the prior year periods in connection with lease terminations, as well as the weakening of foreign currencies (primarily the euro) in relation to the U.S. dollar between the periods.

Net-Leased Properties Acquired in the CPA:17 Merger

Net-leased properties acquired in the CPA:17 Merger on October 31, 2018 (Note 3) consisted of 275 net-leased properties, as well as one property placed into service during the first quarter of 2019, which was an open build-to-suit project at the time of acquisition in the CPA:17 Merger. The 275 net-leased properties included 27 self-storage properties acquired in the CPA:17 Merger, which were reclassified from operating properties to net-leased properties during the nine months ended September 30, 2019 as a result of entering into net-lease agreements during the second quarter of 2019 (Note 4).

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2017, excluding properties acquired in the CPA:17 Merger, and that were not sold or held for sale during the periods presented. Since January 1, 2018, we acquired 27 investments comprised of 98 properties, four of which we acquired during the first quarter of 2018, 16 of which we acquired during the second quarter of 2018, 39 of which we acquired during the third quarter of 2018, 16 of which we acquired during the fourth quarter of 2018, five of which we acquired during the first quarter of 2019, 12 of which we acquired during the second quarter of 2019, and six of which we acquired during the third quarter of 2019. We also placed one property into service during the second quarter of 2018 and one property into service during the third quarter of 2018.

Existing Operating Property

We have one hotel operating property with results of operations reflected in all periods presented. In April 2018, we sold another hotel operating property, which is included in Properties Sold or Held for Sale below.

For the three and nine months ended September 30, 2019 as compared to the same periods in 2018, property level contribution from our existing operating property was substantially unchanged.

W. P. Carey 9/30/2019 10-Q – 60

Operating Properties Acquired in the CPA:17 Merger

Operating properties acquired in the CPA:17 Merger (Note 3) consisted of ten self-storage properties (which excludes seven self-storage properties acquired in the CPA:17 Merger accounted for under the equity method). Aside from these ten operating properties, we acquired 27 self-storage properties in the CPA:17 Merger, which were reclassified from operating properties to net-leased properties during the nine months ended September 30, 2019, as described in Net-Leased Properties Acquired in the CPA:17 Merger above. At September 30, 2019, we had one hotel operating property classified as held for sale (Note 4), which was acquired in the CPA:17 Merger and is included in Properties Sold or Held for Sale below.

Properties Sold or Held for Sale

During the three and nine months ended September 30, 2019, we disposed of four and ten properties, respectively, including the repayment of a loan receivable in June 2019 (Note 5). At September 30, 2019, we had one hotel operating property classified as held for sale (Note 4), which we acquired in the CPA:17 Merger. During the year ended December 31, 2018, we disposed of 72 properties, including one hotel operating property.

In addition to the impact on property level contribution related to properties we sold or classified as held for sale during the periods presented, we recognized gains on sale of real estate and a net loss on extinguishment of debt. The impact of these transactions is described in further detail below and in Note 14.

Other Revenues and Expenses

Lease Termination Income and Other

2019 — For the three and nine months ended September 30, 2019, lease termination income and other was $14.4 million and $24.0 million, respectively, primarily comprised of (i) income of $8.3 million and $9.1 million, respectively, from receipt of proceeds from a bankruptcy claim on a prior tenant, (ii) income of $3.3 million and $5.5 million, respectively, related to a lease restructuring in May 2019 that led to the recognition of $3.3 million in rent receipts during the third quarter of 2019 on claims that were previously deemed uncollectible, and a related value-added tax refund of $2.2 million that was recognized in May 2019, (iii) interest income from our loans receivable totaling $1.5 million and $5.4 million, respectively, and (iv) income substantially from a parking garage attached to one of our net-leased properties totaling $1.0 million and $2.5 million.

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

During the three and nine months ended September 30, 2019, we recognized impairment charges totaling $25.8 million on a portfolio of four properties accounted for as Net investments in direct financing leases, based on the cash flows expected to be derived from the underlying assets (discounted at the rate implicit in the lease), in accordance with ASC 310, Receivables.

During the nine months ended September 30, 2018, we recognized impairment charges totaling $4.8 million on two properties in order to reduce the carrying values of the properties to their estimated fair values. We recognized an impairment charge of $3.8 million on one of those properties due to a tenant bankruptcy and the resulting vacancy. We recognized an impairment charge of $1.0 million on the other property (which was sold in July 2019) due to a lease expiration and resulting vacancy.

General and Administrative

General and administrative expenses recorded by our Real Estate segment are allocated based on time incurred by our personnel for the Real Estate and Investment Management segments.

W. P. Carey 9/30/2019 10-Q – 61

For the three and nine months ended September 30, 2019 as compared to the same periods in 2018, general and administrative expenses in our Real Estate segment increased by $2.6 million and $10.1 million, respectively, primarily due to an increase in time spent by management and personnel on Real Estate segment activities.

Stock-based Compensation Expense

For the three and nine months ended September 30, 2019 as compared to the same periods in 2018, stock-based compensation expense allocated to our Real Estate segment increased by $2.1 million and $2.0 million, respectively, primarily due to an increase in time spent by management and personnel on Real Estate segment activities.

Merger and Other Expenses

For the nine months ended September 30, 2019, as well as the three and nine months ended September 30, 2018, merger and other expenses were primarily comprised of costs incurred in connection with the CPA:17 Merger (Note 3).

Interest Expense

For the three and nine months ended September 30, 2019 as compared to the same periods in 2018, interest expense increased by $16.9 million and $58.5 million, respectively, primarily due to $14.5 million and $51.7 million, respectively, of interest expense incurred during the current year periods related to non-recourse mortgage loans assumed in the CPA:17 Merger (Note 3). Since January 1, 2018, we have (i) completed four offerings of senior unsecured notes totaling $2.1 billion (based on the exchange rate of the euro on the dates of issuance for our euro-denominated senior unsecured notes) with a weighted-average interest rate of 2.2% and (ii) reduced our mortgage debt outstanding by prepaying or repaying at maturity a total of $1.2 billion of non-recourse mortgage loans with a weighted-average interest rate of 4.7% (Note 10). Our average outstanding debt balance was $6.2 billion and $4.7 billion for the three months ended September 30, 2019 and 2018, respectively, and $6.3 billion and $4.5 billion for the nine months ended September 30, 2019 and 2018, respectively. Our weighted-average interest rate was 3.4% and 3.3% for the three months ended September 30, 2019 and 2018, respectively, and 3.5% and 3.4% for the nine months ended September 30, 2019 and 2018, respectively.

Other Gains and (Losses)

Other gains and (losses) primarily consists of gains and losses on foreign currency transactions, derivative instruments, and extinguishment of debt. For the three and nine months ended September 30, 2018, gains and losses on foreign currency transactions were recognized on the remeasurement of certain of our euro-denominated unsecured debt instruments that were not designated as net investment hedges; such instruments were all designated as net investment hedges during the three and nine months ended September 30, 2019 (Note 9). We also make certain foreign currency-denominated intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short-term loans, are included in the determination of net income. In addition, we have certain derivative instruments, including common stock warrants and foreign currency forward and collar contracts, that are not designated as hedges for accounting purposes, for which realized and unrealized gains and losses are included in earnings. We also recognize unrealized gains and losses on movements in the fair value of certain investments within Other gains and (losses). The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

2019 — For the three months ended September 30, 2019, net other losses were $12.9 million. During the period, we recognized a net loss on extinguishment of debt totaling $10.6 million related to the prepayment of mortgage loans (primarily comprised of prepayment penalties) (Note 10) and net realized and unrealized losses of $7.5 million on foreign currency transactions as a result of changes in foreign currency exchange rates. These losses were partially offset by realized gains of $4.9 million related to the settlement of foreign currency forward contracts and foreign currency collars.

For the nine months ended September 30, 2019, net other losses were $13.3 million. During the period, we recognized a net loss on extinguishment of debt totaling $14.8 million related to the prepayment of mortgage loans (primarily comprised of prepayment penalties) (Note 10), net realized and unrealized losses of $8.5 million on foreign currency transactions as a result of changes in foreign currency exchange rates, and unrealized losses of $3.3 million related to a decrease in the fair value of our investment in shares of a cold storage operator (Note 8). These losses were partially offset by realized gains of $12.2 million related to the settlement of foreign currency forward contracts and foreign currency collars.

W. P. Carey 9/30/2019 10-Q – 62

2018 — For the three months ended September 30, 2018, net other gains were $8.2 million. During the period, we recognized net realized and unrealized gains of $4.9 million on foreign currency transactions as a result of changes in foreign currency exchange rates and realized gains of $2.6 million related to the settlement of foreign currency forward contracts and foreign currency collars.

For the nine months ended September 30, 2018, net other gains were $14.9 million. During the period, we recognized net realized and unrealized gains of $9.9 million on foreign currency transactions as a result of changes in foreign currency exchange rates and realized gains of $6.4 million related to the settlement of foreign currency forward contracts and foreign currency collars. These gains were partially offset by a non-cash net loss on extinguishment of debt totaling $1.6 million primarily related to the repayment of unsecured term loans.

Loss on Change in Control of Interests

During the third quarter of 2019, we identified certain measurement period adjustments that impacted the provisional accounting for an investment we acquired in the CPA:17 Merger (Note 3), in which we had a joint interest and accounted for under the equity method pre-merger. As a result, we recorded a loss on change in control of interests of $8.4 million during both the three and nine months ended September 30, 2019, reflecting adjustments to the difference between our carrying value and the preliminary estimated fair value of this former equity interest on October 31, 2018 (Note 5). Subsequent to the CPA:17 Merger, we consolidated this wholly owned investment.

Gain on Sale of Real Estate, Net

Gain on sale of real estate, net, consists of gain on the sale of properties, net of tax that were disposed of during the three and nine months ended September 30, 2019 and 2018. Our dispositions are more fully described in Note 14.

2019 — During the three and nine months ended September 30, 2019, we sold four and nine properties, respectively, for proceeds of $13.9 million and $26.5 million, respectively, net of selling costs, and recognized a net gain on these sales totaling $0.1 million and $0.7 million, respectively (inclusive of income taxes totaling $0.2 million for both periods recognized upon sale). In addition, in June 2019, a loan receivable was repaid in full to us for $9.3 million, which resulted in a net loss of $0.1 million (Note 5).

2018 — During the three and nine months ended September 30, 2018, we sold three and ten properties, respectively, for total proceeds of $17.4 million and $95.1 million, respectively, net of selling costs, and recognized a net gain on these sales totaling $0.3 million and $12.7 million, respectively (inclusive of income taxes totaling $0.9 million and $2.1 million, respectively, recognized upon sale). In addition, in June 2018, we completed a nonmonetary transaction, in which we disposed of 23 properties in exchange for the acquisition of one property leased to the same tenant. This swap was recorded based on the fair value of the property acquired of $85.5 million, which resulted in a net gain of $6.3 million.

W. P. Carey 9/30/2019 10-Q – 63

Equity in Earnings of Equity Method Investments in Real Estate

In connection with the CPA:17 Merger (Note 3), we acquired the remaining interests in six investments, in which we already had a joint interest and accounted for under the equity method, and equity interests in seven unconsolidated investments (Note 7). In November 2018, we acquired an equity interest in two self-storage properties; this acquisition was related to a jointly owned investment in seven self-storage properties that we acquired in the CPA:17 Merger. In February 2019, we received a full repayment of our preferred equity interest in an investment, which is now retired (Note 7). The following table presents the details of our Equity in earnings of equity method investments in real estate (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Equity in earnings of equity method investments in real estate:
Equity investments acquired in the CPA:17 Merger	$617	$—	$830	$—
Recently acquired equity investment	(39)	—	(360)	—
Equity investments consolidated after the CPA:17 Merger	—	4,381	—	10,630
Retired equity investment	—	318	260	956
Equity in earnings of equity method investments in real estate	$578	$4,699	$730	$11,586

(Provision for) Benefit from Income Taxes

For the three months ended September 30, 2019 as compared to the same period in 2018, provision for income taxes within our Real Estate segment increased by $3.1 million, primarily due to a decrease of $2.2 million in deferred tax benefits related to a valuation allowance reduction during the prior year period, as a result of the disposition of certain properties.

For the nine months ended September 30, 2019, we recorded a provision for income taxes of $12.7 million, compared to a benefit from income taxes of $1.8 million recognized during the nine months ended September 30, 2018, within our Real Estate segment. For the nine months ended September 30, 2019, we recognized a provision for income taxes totaling $5.0 million related to properties acquired in the CPA:17 Merger on October 31, 2018 (Note 3). In addition, during the nine months ended September 30, 2018, we recognized a deferred tax benefit of approximately $6.2 million as a result of the release of a deferred tax liability relating to a property holding company that was no longer required due to a change in tax classification.

Net Loss (Income) Attributable to Noncontrolling Interests

For both the three and nine months ended September 30, 2019, we recorded loss attributable to noncontrolling interests of less than $0.1 million, compared to income attributable to noncontrolling interests of $4.2 million and $10.8 million for the three and nine months ended September 30, 2018, respectively. During the prior year periods, we consolidated seven less-than-wholly-owned investments, for which the remaining interest was owned by CPA:17 – Global or a third party. Following the CPA:17 Merger on October 31, 2018 (Note 3), we consolidate two less-than-wholly-owned investments (for which the remaining interest was owned by a third party), resulting in a decrease in amounts attributable to noncontrolling interests during the current year periods as compared to the prior year periods.

W. P. Carey 9/30/2019 10-Q – 64

Investment Management

We earn revenue as the advisor to the Managed Programs. For the periods presented, we acted as advisor to the following Managed Programs: CPA:17 – Global (through October 31, 2018), CPA:18 – Global, CWI 1, CWI 2, and CESH. Upon completion of the CPA:17 Merger on October 31, 2018 (Note 3), the advisory agreements with CPA:17 – Global were terminated and we ceased earning revenue from CPA:17 – Global. We no longer raise capital for new or existing funds, but we currently expect to continue to manage all existing Managed Programs and earn the various fees described below through the end of their respective life cycles (Note 1, Note 3). As of September 30, 2019, we managed total assets of approximately $7.6 billion on behalf of the remaining Managed Programs.

Below is a summary of comparative results of our Investment Management segment (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Revenues
Asset management revenue
CPA:17 – Global	$—	$7,569	$(7,569)	$—	$22,553	$(22,553)
CPA:18 – Global	2,929	3,115	(186)	8,656	9,141	(485)
CWI 1	3,547	3,534	13	10,673	10,628	45
CWI 2	2,683	2,607	76	8,050	7,793	257
CESH	719	524	195	2,021	1,487	534
	9,878	17,349	(7,471)	29,400	51,602	(22,202)
Reimbursable costs from affiliates
CPA:17 – Global	—	1,973	(1,973)	—	5,614	(5,614)
CPA:18 – Global	1,364	1,177	187	3,118	2,980	138
CWI 1	1,785	1,760	25	5,174	4,788	386
CWI 2	1,067	995	72	3,220	3,037	183
CESH	570	137	433	963	464	499
	4,786	6,042	(1,256)	12,475	16,883	(4,408)
Structuring and other advisory revenue
CPA:17 – Global	—	953	(953)	—	1,185	(1,185)
CPA:18 – Global	—	5,355	(5,355)	2,322	10,792	(8,470)
CWI 1	528	110	418	528	953	(425)
CWI 2	—	245	(245)	—	245	(245)
CESH	59	—	59	313	(157)	470
	587	6,663	(6,076)	3,163	13,018	(9,855)
	15,251	30,054	(14,803)	45,038	81,503	(36,465)
Operating Expenses
Reimbursable costs from affiliates	4,786	6,042	(1,256)	12,475	16,883	(4,408)
General and administrative	3,237	4,514	(1,277)	14,062	16,875	(2,813)
Subadvisor fees	1,763	3,127	(1,364)	5,615	7,014	(1,399)
Stock-based compensation expense	1,312	1,095	217	4,131	6,716	(2,585)
Depreciation and amortization	944	988	(44)	2,876	2,988	(112)
	12,042	15,766	(3,724)	39,159	50,476	(11,317)
Other Income and Expenses
Equity in earnings of equity method investments in the Managed Programs	5,191	13,664	(8,473)	14,481	34,660	(20,179)
Other gains and (losses)	536	678	(142)	1,212	1,758	(546)
	5,727	14,342	(8,615)	15,693	36,418	(20,725)
Income before income taxes	8,936	28,630	(19,694)	21,572	67,445	(45,873)
(Provision for) benefit from income taxes	(646)	(2,291)	1,645	7,542	(4,767)	12,309
Net Income from Investment Management	8,290	26,339	(18,049)	29,114	62,678	(33,564)
Net income attributable to noncontrolling interests	(507)	—	(507)	(975)	—	(975)
Net Income from Investment Management Attributable to W. P. Carey	$7,783	$26,339	$(18,556)	$28,139	$62,678	$(34,539)

W. P. Carey 9/30/2019 10-Q – 65

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

For the three and nine months ended September 30, 2019 as compared to the same periods in 2018, asset management revenue decreased by $7.5 million and $22.2 million, respectively, primarily due to decreases in asset management revenue of $7.6 million and $22.6 million, respectively, as a result of the cessation of asset management revenue earned from CPA:17 – Global after the CPA:17 Merger on October 31, 2018 (Note 3).

Reimbursable Costs from Affiliates

Reimbursable costs from affiliates represent costs incurred by us on behalf of the Managed Programs. Following the CPA:17 Merger (Note 3), we no longer receive reimbursement of certain personnel costs and overhead costs from CPA:17 – Global, which totaled $2.0 million and $5.6 million for the three and nine months ended September 30, 2018, respectively.

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

For the three and nine months ended September 30, 2019 as compared to the same periods in 2018, structuring and other advisory revenue decreased by $6.1 million and $9.9 million, respectively. Structuring and other advisory revenue from CPA:18 – Global decreased by $5.4 million and $8.5 million, respectively, while structuring and other advisory revenue from CPA:17 – Global totaled $1.0 million and $1.2 million for the three and nine months ended September 30, 2018, respectively.

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

For the three and nine months ended September 30, 2019 as compared to the same periods in 2018, general and administrative expenses in our Investment Management segment decreased by $1.3 million and $2.8 million, respectively, primarily due to a decrease in time spent by management and personnel on Investment Management segment activities.

W. P. Carey 9/30/2019 10-Q – 66

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

For both the three and nine months ended September 30, 2019 as compared to the same periods in 2018, subadvisor fees decreased by $1.4 million, primarily as a result of the termination of subadvisory agreements entered into on behalf of CPA:18 – Global, as described above.

Stock-based Compensation Expense

For the nine months ended September 30, 2019 as compared to the same period in 2018, stock-based compensation expense allocated to our Investment Management segment decreased by $2.6 million, primarily due to the modification of RSUs and PSUs in connection with the retirement of our former chief executive officer in February 2018 (Note 12), as well as a decrease in time spent by management and personnel on Investment Management segment activities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Equity in earnings of equity method investments in the Managed Programs:
Equity in (losses) earnings of equity method investments in the Managed Programs (a)	$(289)	$529	$(449)	$2,247
Distributions of Available Cash: (b)
CPA:17 – Global (c)	—	7,256	—	18,611
CPA:18 – Global	1,619	1,710	5,572	6,445
CWI 1	2,537	2,478	4,905	3,450
CWI 2	1,324	1,691	4,453	3,907
Equity in earnings of equity method investments in the Managed Programs	$5,191	$13,664	$14,481	$34,660
__________

(a)
Decreases for the three and nine months ended September 30, 2019 as compared to the same periods in 2018 were primarily due to decreases of $1.4 million and $0.9 million, respectively, from our investment in shares of common stock of CPA:18 – Global, which recognized significant gains on the sale of real estate during the prior year periods. In addition, we recognized a loss of $0.9 million during the three months ended September 30, 2018 from our investment in shares of CPA:17 – Global, which recognized significant impairment charges during that period. We also recognized income of $0.9 million during the nine months ended September 30, 2018 from our investment in shares of CPA:17 – Global. We no longer recognize equity income from our investment in shares of common stock of CPA:17 – Global as a result of the completion of the CPA:17 Merger on October 31, 2018 (Note 3).

W. P. Carey 9/30/2019 10-Q – 67

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

(Provision for) Benefit from Income Taxes

For the three and nine months ended September 30, 2019, we recognized a provision for income taxes of $0.6 million and a benefit from income taxes of $7.5 million, respectively, as compared to provision for income taxes of $2.3 million and $4.8 million for the three and nine months ended September 30, 2018, respectively, within our Investment Management segment, primarily as a result of lower pre-tax income within that segment. In addition, during the nine months ended September 30, 2019, we recognized a current tax benefit of approximately $6.3 million due to a change in tax position for state and local taxes.

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

Operating Activities — Net cash provided by operating activities increased by $207.7 million during the nine months ended September 30, 2019 as compared to the same period in 2018, primarily due to an increase in cash flow generated from properties acquired during 2018 and 2019, including properties acquired in the CPA:17 Merger, as well as proceeds from a bankruptcy claim on a prior tenant received during the current year period, partially offset by a decrease in cash flow as a result of property dispositions during 2018 and 2019, as well as an increase in interest expense, primarily due to the assumption of non-recourse mortgage loans in the CPA:17 Merger and the issuance of senior unsecured notes in March 2018, October 2018, June 2019, and September 2019.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property-related costs.

During the nine months ended September 30, 2019, we used $351.6 million to acquire 12 investments (Note 4). We used $132.3 million to fund construction projects and other capital expenditures on certain properties within our real estate portfolio. Additionally, we used $29.5 million to fund short-term loans to the Managed Programs, while $11.6 million of such loans were repaid during the period (Note 3). We also sold nine properties for net proceeds of $26.5 million (Note 14). We received $15.7 million in distributions from equity method investments in the Managed Programs and real estate in excess of cumulative equity income and we received $15.0 million in proceeds from the full repayment of a preferred equity interest (Note 7). We also received $9.7 million from the repayment of a loan receivable (Note 5).

W. P. Carey 9/30/2019 10-Q – 68

Financing Activities — During the nine months ended September 30, 2019, gross borrowings under our Senior Unsecured Credit Facility were $932.3 million and repayments were $998.2 million (Note 10). We made prepaid and scheduled non-recourse mortgage loan principal payments of $872.8 million and $93.9 million, respectively. Additionally, we received $870.6 million in aggregate net proceeds from the issuances of the 3.850% Senior Notes due 2029 in June 2019 and the 1.350% Senior Notes due 2028 in September 2019, which we used primarily to pay down the outstanding balance on our Unsecured Revolving Credit facility and to repay certain non-recourse mortgage loans (Note 10). In connection with the issuances of these senior unsecured notes (Note 10), we incurred financing costs totaling $6.6 million, of which we paid $5.7 million during the nine months ended September 30, 2019. We paid dividends to stockholders totaling $525.0 million related to the fourth quarter of 2018, the first quarter of 2019, and the second quarter of 2019. We also received $523.5 million in net proceeds from the issuance of shares under our ATM Program (Note 12).

Summary of Financing

The table below summarizes our Senior Unsecured Notes, our non-recourse mortgages, and our Senior Unsecured Credit Facility (dollars in thousands):

	September 30, 2019	December 31, 2018
Carrying Value
Fixed rate:
Senior Unsecured Notes (a)	$4,302,892	$3,554,470
Non-recourse mortgages (a)	1,297,483	1,795,460
	5,600,375	5,349,930
Variable rate:
Unsecured Revolving Credit Facility	22,410	91,563
Non-recourse mortgages (a):
Amount subject to interest rate swaps and caps	308,620	561,959
Floating interest rate mortgage loans	165,784	375,239
	496,814	1,028,761
	$6,097,189	$6,378,691

Percent of Total Debt
Fixed rate	92%	84%
Variable rate	8%	16%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	3.4%	3.7%
Variable rate (b)	2.7%	3.4%

__________

(a)
Aggregate debt balance includes unamortized discount, net, totaling $41.9 million and $37.6 million as of September 30, 2019 and December 31, 2018, respectively, and unamortized deferred financing costs totaling $24.1 million and $20.5 million as of September 30, 2019 and December 31, 2018, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

W. P. Carey 9/30/2019 10-Q – 69

Cash Resources

At September 30, 2019, our cash resources consisted of the following:

•
cash and cash equivalents totaling $331.7 million. Of this amount, $125.2 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

•	our Unsecured Revolving Credit Facility, with available capacity of $1.5 billion; and

•
unleveraged properties that had an aggregate asset carrying value of $8.1 billion at September 30, 2019, although there can be no assurance that we would be able to obtain financing for these properties.

We have also accessed the capital markets through additional debt and equity offerings, such as the $325.0 million of 3.850% Senior Notes due 2029 that we issued in June 2019 (Note 10), the €500.0 million of 1.350% Senior Notes due 2028 that we issued in September 2019 (Note 10), and the shares of common stock issued under our ATM Programs. During the three and nine months ended September 30, 2019, we issued 1,502,572 and 6,672,412 shares, respectively, of our common stock under our current and former ATM Programs at a weighted-average price of $88.76 and $79.70 per share, respectively, for net proceeds of $131.4 million and $523.5 million, respectively. As of September 30, 2019, $616.6 million remained available for issuance under our current ATM Program (Note 12).

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

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments) at September 30, 2019 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Unsecured Notes — principal (a) (b)	$4,347,250	$—	$—	$1,588,900	$2,758,350
Non-recourse mortgages — principal (a)	1,793,520	205,379	603,857	787,081	197,203
Unsecured Revolving Credit Facility — principal (a) (c)	22,410	—	22,410	—	—
Interest on borrowings (d)	994,739	205,399	355,559	252,619	181,162
Capital commitments and tenant expansion allowances (e)	282,923	211,442	60,463	3,000	8,018
	$7,440,842	$622,220	$1,042,289	$2,631,600	$3,144,733

__________

W. P. Carey 9/30/2019 10-Q – 70

(a)
Excludes unamortized deferred financing costs totaling $24.1 million, the unamortized discount on the Senior Unsecured Notes of $20.9 million in aggregate, and the aggregate unamortized fair market value adjustment of $21.0 million, primarily resulting from the assumption of property-level debt in connection with business combinations, including the CPA:17 Merger (Note 3).

(b)	Our Senior Unsecured Notes are scheduled to mature from 2023 through 2029 (Note 10).

(c)	Our Unsecured Revolving Credit Facility is scheduled to mature on February 22, 2021 unless extended pursuant to its terms.

(d)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at September 30, 2019.

(e)
Capital commitments include (i) $144.0 million related to build-to-suit projects, including $48.0 million related to projects for which the tenant has not exercised the associated construction option, (ii) $87.3 million related to purchase commitments, and (iii) $51.6 million related to unfunded tenant improvements, including certain discretionary commitments.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at September 30, 2019, which consisted primarily of the euro. At September 30, 2019, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

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

Funds from Operations and Adjusted Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”), an industry trade group, has promulgated a non-GAAP measure known as FFO, which we believe to be an appropriate supplemental measure, when used in addition to and in conjunction with results presented in accordance with GAAP, to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental non-GAAP measure. FFO is not equivalent to, nor a substitute for, net income or loss as determined under GAAP.

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

We also modify the NAREIT computation of FFO to adjust GAAP net income for certain non-cash charges, such as amortization of real estate-related intangibles, deferred income tax benefits and expenses, straight-line rents, stock-based compensation, non-cash environmental accretion expense, and amortization of deferred financing costs. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. Additionally, we exclude non-core income and expenses, such as gains or losses from extinguishment of debt, restructuring and other compensation-related expenses, and merger and acquisition expenses. We also exclude realized and unrealized gains/losses on foreign exchange transactions (other than those realized on the settlement of foreign currency derivatives), which are not considered fundamental attributes of our business plan and do not affect our overall long-term operating performance. We refer to our modified definition of FFO as AFFO. We exclude these items from GAAP net income to arrive at AFFO as they are not the primary drivers in our decision-making process and excluding these items provides investors a view of our portfolio performance over time and makes it more comparable to other REITs that are currently not engaged in acquisitions, mergers, and restructuring, which are not part of our normal business operations. AFFO also reflects adjustments for unconsolidated partnerships and jointly owned investments. We use AFFO as one measure of our

W. P. Carey 9/30/2019 10-Q – 71

operating performance when we formulate corporate goals, evaluate the effectiveness of our strategies, and determine executive compensation.

We believe that AFFO is a useful supplemental measure for investors to consider as we believe it will help them to better assess the sustainability of our operating performance without the potentially distorting impact of these short-term fluctuations. However, there are limits on the usefulness of AFFO to investors. For example, impairment charges and unrealized foreign currency losses that we exclude may become actual realized losses upon the ultimate disposition of the properties in the form of lower cash proceeds or other considerations. We use our FFO and AFFO measures as supplemental financial measures of operating performance. We do not use our FFO and AFFO measures as, nor should they be considered to be, alternatives to net income computed under GAAP, or as alternatives to net cash provided by operating activities computed under GAAP, or as indicators of our ability to fund our cash needs.

W. P. Carey 9/30/2019 10-Q – 72

Consolidated FFO and AFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to W. P. Carey	$41,339	$77,348	$175,871	$218,303
Adjustments:
Depreciation and amortization of real property	108,279	66,493	331,742	194,146
Impairment charges	25,781	—	25,781	4,790
Loss on change in control of interests (a)	8,416	—	8,416	—
Gain on sale of real estate, net	(71)	(343)	(642)	(18,987)
Proportionate share of adjustments to equity in net income of partially owned entities (b)	4,210	(651)	13,123	1,503
Proportionate share of adjustments for noncontrolling interests (c)	(4)	(2,693)	(65)	(8,204)
Total adjustments	146,611	62,806	378,355	173,248
FFO (as defined by NAREIT) attributable to W. P. Carey	187,950	140,154	554,226	391,551
Adjustments:
Other (gains) and losses (d)	18,618	(5,148)	29,272	(6,704)
Above- and below-market rent intangible lease amortization, net	14,969	13,224	47,346	37,329
Straight-line and other rent adjustments	(6,370)	(3,431)	(20,603)	(8,364)
Stock-based compensation	4,747	2,475	13,848	14,392
Amortization of deferred financing costs	2,991	1,901	8,489	3,612
Tax (benefit) expense — deferred and other (e)	(1,039)	3,918	(6,900)	(5,209)
Other amortization and non-cash items	379	467	2,652	453
Merger and other expenses (f)	70	1,673	912	4,328
Proportionate share of adjustments to equity in net income of partially owned entities (b)	1,920	3,860	5,257	9,247
Proportionate share of adjustments for noncontrolling interests (c)	(12)	664	(44)	91
Total adjustments	36,273	19,603	80,229	49,175
AFFO attributable to W. P. Carey	$224,223	$159,757	$634,455	$440,726

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey	$187,950	$140,154	$554,226	$391,551
AFFO attributable to W. P. Carey	$224,223	$159,757	$634,455	$440,726

W. P. Carey 9/30/2019 10-Q – 73

FFO and AFFO from Real Estate were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income from Real Estate attributable to W. P. Carey	$33,556	$51,009	$147,732	$155,625
Adjustments:
Depreciation and amortization of real property	108,279	66,493	331,742	194,146
Impairment charges	25,781	—	25,781	4,790
Loss on change in control of interests (a)	8,416	—	8,416	—
Gain on sale of real estate, net	(71)	(343)	(642)	(18,987)
Proportionate share of adjustments to equity in net income of partially owned entities (b)	4,210	(651)	13,123	1,503
Proportionate share of adjustments for noncontrolling interests (c)	(4)	(2,693)	(65)	(8,204)
Total adjustments	146,611	62,806	378,355	173,248
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	180,167	113,815	526,087	328,873
Adjustments:
Other (gains) and losses (d)	18,956	(5,084)	28,773	(6,758)
Above- and below-market rent intangible lease amortization, net	14,969	13,224	47,346	37,329
Straight-line and other rent adjustments	(6,370)	(3,431)	(20,603)	(8,364)
Stock-based compensation	3,435	1,380	9,717	7,676
Amortization of deferred financing costs	2,991	1,901	8,489	3,612
Tax benefit — deferred and other	(1,414)	(3,556)	(1,777)	(14,841)
Other amortization and non-cash items	180	64	2,192	72
Merger and other expenses (f)	70	1,673	912	4,328
Proportionate share of adjustments to equity in net income of partially owned entities (b)	(113)	519	(87)	547
Proportionate share of adjustments for noncontrolling interests (c)	(12)	664	(44)	91
Total adjustments	32,692	7,354	74,918	23,692
AFFO attributable to W. P. Carey — Real Estate	$212,859	$121,169	$601,005	$352,565

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	$180,167	$113,815	$526,087	$328,873
AFFO attributable to W. P. Carey — Real Estate	$212,859	$121,169	$601,005	$352,565

W. P. Carey 9/30/2019 10-Q – 74

FFO and AFFO from Investment Management were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income from Investment Management attributable to W. P. Carey	$7,783	$26,339	$28,139	$62,678
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	7,783	26,339	28,139	62,678
Adjustments:
Stock-based compensation	1,312	1,095	4,131	6,716
Tax expense (benefit) — deferred and other (e)	375	7,474	(5,123)	9,632
Other (gains) and losses (d)	(338)	(64)	499	54
Other amortization and non-cash items	199	403	460	381
Proportionate share of adjustments to equity in net income of partially owned entities (b)	2,033	3,341	5,344	8,700
Total adjustments	3,581	12,249	5,311	25,483
AFFO attributable to W. P. Carey — Investment Management	$11,364	$38,588	$33,450	$88,161

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	$7,783	$26,339	$28,139	$62,678
AFFO attributable to W. P. Carey — Investment Management	$11,364	$38,588	$33,450	$88,161
__________

(a)
Amounts for the three and nine months ended September 30, 2019 represent a loss recognized on the purchase of the remaining interest in a real estate investment from CPA:17 – Global in the CPA:17 Merger, which we had previously accounted for under the equity method. We recognized this loss because we identified certain measurement period adjustments during the third quarter of 2019 that impacted the provisional accounting for this investment (Note 3, Note 5).

(b)
Equity income, including amounts that are not typically recognized for FFO and AFFO, is recognized within Equity in earnings of equity method investments in the Managed Programs and real estate on the consolidated statements of income. This represents adjustments to equity income to reflect FFO and AFFO on a pro rata basis.

(c)	Adjustments disclosed elsewhere in this reconciliation are on a consolidated basis. This adjustment reflects our FFO or AFFO on a pro rata basis.

(d)
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

(e)	Amount for the nine months ended September 30, 2019 includes a current tax benefit, which is excluded from AFFO as it was incurred as a result of the CPA:17 Merger.

(f)	Amounts are primarily comprised of costs incurred in connection with the CPA:17 Merger (Note 3).

While we believe that FFO and AFFO are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance. These non-GAAP measures should be used in conjunction with net income as defined by GAAP. FFO and AFFO, or similarly titled measures disclosed by other REITs, may not be comparable to our FFO and AFFO measures.

W. P. Carey 9/30/2019 10-Q – 75

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

At September 30, 2019, a significant portion (approximately 96.9%) of our long-term debt either bore interest at fixed rates or was swapped or capped to a fixed rate. Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at September 30, 2019 (in thousands):

	2019 (Remainder)	2020	2021	2022	2023	Thereafter	Total	Fair value
Fixed-rate debt (a) (b)	$11,816	$158,625	$214,203	$407,786	$791,045	$4,081,727	$5,665,202	$5,921,003
Variable-rate debt (a)	$6,899	$125,152	$181,832	$53,434	$96,094	$34,567	$497,978	$495,120
__________

(a)	Amounts are based on the exchange rate at September 30, 2019, as applicable.

(b)	Amounts after 2023 are primarily comprised of principal payments for our Senior Unsecured Notes (Note 10).

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to interest rate caps, is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at September 30, 2019 would increase or decrease by $1.0 million for our U.S. dollar-denominated debt, by $0.5 million for our euro-denominated debt, by $0.2 million for our Japanese yen-denominated debt, and by $0.2 million for our British pound sterling-denominated debt for each respective 1% change in annual interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Canada, and Japan, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, the Danish krone, the Canadian dollar, and the Japanese yen, which may affect future costs and cash flows. We have obtained, and may in the future

W. P. Carey 9/30/2019 10-Q – 76

obtain, non-recourse mortgage financing in the local currency. We have also completed five offerings of euro-denominated senior notes, and have borrowed under our Unsecured Revolving Credit Facility in foreign currencies, including the euro and Japanese yen (Note 10). To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

We enter into foreign currency forward contracts and collars to hedge certain of our foreign currency cash flow exposures. See Note 9 for additional information on our foreign currency forward contracts and collars.

Scheduled future lease payments, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of September 30, 2019 are as follows (in thousands):

Lease Revenues (a)	2019 (Remainder)	2020	2021	2022	2023	Thereafter	Total
Euro (b)	$73,084	$291,429	$288,557	$278,783	$277,198	$1,950,409	$3,159,460
British pound sterling (c)	9,385	37,525	37,737	37,862	38,034	236,468	397,011
Japanese yen (d)	712	2,831	2,823	680	—	—	7,046
Other foreign currencies (e)	5,573	22,558	22,904	22,835	23,247	260,281	357,398
	$88,754	$354,343	$352,021	$340,160	$338,479	$2,447,158	$3,920,915

Scheduled debt service payments (principal and interest) for our Senior Unsecured Notes, Unsecured Revolving Credit Facility, and non-recourse mortgage notes payable for our consolidated foreign operations as of September 30, 2019 are as follows (in thousands):

Debt Service (a) (f)	2019 (Remainder)	2020	2021	2022	2023	Thereafter	Total
Euro (b)	$24,037	$147,515	$202,462	$71,534	$731,528	$2,324,897	$3,501,973
British pound sterling (c)	299	1,193	16,819	771	771	9,104	28,957
Japanese yen (d)	56	225	22,442	—	—	—	22,723
	$24,392	$148,933	$241,723	$72,305	$732,299	$2,334,001	$3,553,653

__________

(a)	Amounts are based on the applicable exchange rates at September 30, 2019. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at September 30, 2019 of $3.4 million, excluding the impact of our derivative instruments. Debt service amounts included the equivalent of $2.7 billion of euro-denominated senior notes maturing from 2023 through 2028 (Note 10).

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at September 30, 2019 of $3.7 million, excluding the impact of our derivative instruments.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at September 30, 2019 of $0.2 million. Debt service amounts included the equivalent of $22.4 million borrowed in Japanese yen under our Unsecured Revolving Credit Facility, which is scheduled to mature on February 22, 2021 (unless extended pursuant to its terms) but may be prepaid prior to that date pursuant to its terms (Note 10).

(e)	Other foreign currencies for future lease payments consist of the Danish krone, the Norwegian krone, the Canadian dollar, and the Swedish krona.

(f)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at September 30, 2019.

W. P. Carey 9/30/2019 10-Q – 77

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

W. P. Carey 9/30/2019 10-Q – 78

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2019 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

W. P. Carey 9/30/2019 10-Q – 79

PART II — OTHER INFORMATION

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
1.1
Equity Sales Agreement, dated August 9, 2019, by and among W. P. Carey Inc. and each of Barclays Capital Inc., BMO Capital Markets Corp., BNY Mellon Capital Markets, LLC, BofA Securities, Inc., BTIG, LLC, Capital One Securities, Inc., Fifth Third Securities, Inc., Jefferies LLC, J.P. Morgan Securities LLC, Regions Securities LLC, Scotia Capital (USA) Inc., Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities, LLC, as agents, and each of Barclays Bank PLC, Bank of Montreal, The Bank of New York Mellon, Bank of America, N.A., Jefferies LLC, JPMorgan Chase Bank, National Association, The Bank of Nova Scotia and Wells Fargo Bank, National Association, as forward purchasers
Incorporated by reference to Exhibit 1.1 of W. P. Carey Inc.’s Current Report on Form 8-K filed August 12, 2019

4.1	Form of Note representing €500 Million Aggregate Principal Amount of 1.350% Senior Notes due 2028	Incorporated by reference to Exhibit 4.1 of W. P. Carey Inc.’s Current Report on Form 8-K filed September 19, 2019

4.2	Indenture dated as of November 8, 2016, by and among WPC Eurobond B.V., as issuer, W. P. Carey, as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 of W. P. Carey Inc.’s automatic shelf registration statement on Form S-3 (File No. 333-233159) filed on August 9, 2019

4.3	Fourth Supplemental Indenture, dated September 19, 2019, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 of W. P. Carey Inc.’s Current Report on Form 8-K filed September 19, 2019

10.1
Agency Agreement dated as of September 19, 2019, by and among WPC Eurobond B.V., as issuer, W.P. Carey Inc., as guarantor, Elavon Financial Services DAC, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee
Incorporated by reference to Exhibit 10.1 of W. P. Carey Inc.’s Current Report on Form 8-K filed September 19, 2019

10.2
Internalization Agreement dated as of October 22, 2019, by and among Carey Watermark Investors Incorporated, CWI OP, LP, Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP, W. P. Carey Inc., Carey Watermark Holdings, LLC, Carey Watermark Holdings 2, LLC, Carey Lodging Advisors, LLC, Watermark Capital Partners, LLC, CWA, LLC, and CWA 2, LLC
Incorporated by reference to Exhibit 10.1 of W. P. Carey Inc.’s Current Report on Form 8-K filed October 22, 2019

10.3	Transition Services Agreement dated as of October 22, 2019, by and between W. P. Carey Inc. and Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 10.2 of W. P. Carey Inc.’s Current Report on Form 8-K filed October 22, 2019

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

W. P. Carey 9/30/2019 10-Q – 80

Exhibit No.	Description	Method of Filing
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

W. P. Carey 9/30/2019 10-Q – 81

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.
Date:	November 1, 2019
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	November 1, 2019
		By:	/s/ Arjun Mahalingam
Arjun Mahalingam
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 9/30/2019 10-Q – 82

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
1.1
Equity Sales Agreement, dated August 9, 2019, by and among W. P. Carey Inc. and each of Barclays Capital Inc., BMO Capital Markets Corp., BNY Mellon Capital Markets, LLC, BofA Securities, Inc., BTIG, LLC, Capital One Securities, Inc., Fifth Third Securities, Inc., Jefferies LLC, J.P. Morgan Securities LLC, Regions Securities LLC, Scotia Capital (USA) Inc., Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities, LLC, as agents, and each of Barclays Bank PLC, Bank of Montreal, The Bank of New York Mellon, Bank of America, N.A., Jefferies LLC, JPMorgan Chase Bank, National Association, The Bank of Nova Scotia and Wells Fargo Bank, National Association, as forward purchasers
Incorporated by reference to Exhibit 1.1 of W. P. Carey Inc.’s Current Report on Form 8-K filed August 12, 2019

4.1	Form of Note representing €500 Million Aggregate Principal Amount of 1.350% Senior Notes due 2028	Incorporated by reference to Exhibit 4.1 of W. P. Carey Inc.’s Current Report on Form 8-K filed September 19, 2019

4.2	Indenture dated as of November 8, 2016, by and among WPC Eurobond B.V., as issuer, W. P. Carey, as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 of W. P. Carey Inc.’s automatic shelf registration statement on Form S-3 (File No. 333-233159) filed on August 9, 2019

4.3	Fourth Supplemental Indenture, dated September 19, 2019, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 of W. P. Carey Inc.’s Current Report on Form 8-K filed September 19, 2019

10.1
Agency Agreement dated as of September 19, 2019, by and among WPC Eurobond B.V., as issuer, W.P. Carey Inc., as guarantor, Elavon Financial Services DAC, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee
Incorporated by reference to Exhibit 10.1 of W. P. Carey Inc.’s Current Report on Form 8-K filed September 19, 2019

10.2
Internalization Agreement dated as of October 22, 2019, by and among Carey Watermark Investors Incorporated, CWI OP, LP, Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP, W. P. Carey Inc., Carey Watermark Holdings, LLC, Carey Watermark Holdings 2, LLC, Carey Lodging Advisors, LLC, Watermark Capital Partners, LLC, CWA, LLC, and CWA 2, LLC
Incorporated by reference to Exhibit 10.1 of W. P. Carey Inc.’s Current Report on Form 8-K filed October 22, 2019

10.3	Transition Services Agreement dated as of October 22, 2019, by and between W. P. Carey Inc. and Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 10.2 of W. P. Carey Inc.’s Current Report on Form 8-K filed October 22, 2019

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Description	Method of Filing
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith