Form 10-K
period 2019-12-31
W. P. Carey Inc.
filed 2020-02-21
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Investor Relations (212) 492-8920
(212) 492-1100
(Registrant’s telephone numbers, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.001 Par Value	WPC	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of last business day of the registrant’s most recently completed second fiscal quarter: $13.8 billion.
As of February 14, 2020 there were 172,278,242 shares of Common Stock of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

W. P. Carey 2019 10-K – 1

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”) including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: our potential UPREIT Reorganization (both as discussed and defined herein); the amount and timing of any future dividends; statements regarding our corporate strategy and estimated or future economic performance and results, including our projected assets under management, underlying assumptions about our portfolio (e.g., occupancy rate, lease terms, and tenant credit quality), possible new acquisitions and dispositions, and our international exposure (including the effects of Brexit, as defined herein); our capital structure, future capital expenditure levels (including any plans to fund our future liquidity needs), and future leverage and debt service obligations; capital markets, including our credit ratings and ability to sell shares under our “at-the-market” program (“ATM Program”) and the use of proceeds from that program; the outlook for the investment programs that we manage, including their earnings, as well as possible liquidity events for those programs; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust (“REIT”); the impact of recently issued accounting pronouncements and other regulatory activity; and the general economic outlook. These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition, liquidity, results of operations, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Item 1A. Risk Factors of this Report. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, potential investors are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this presentation, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part II, Item 8. Financial Statements and Supplementary Data.

W. P. Carey 2019 10-K – 2

PART I

Item 1. Business.

General Development of Business

W. P. Carey Inc. (“W. P. Carey”), together with our consolidated subsidiaries and predecessors, is an internally-managed diversified REIT and a leading owner of commercial real estate, net-leased to companies located primarily in the United States and Northern and Western Europe on a long-term basis. The vast majority of our revenues originate from lease revenue provided by our real estate portfolio, which is comprised primarily of single-tenant industrial, warehouse, office, retail, and self-storage facilities that are critical to our tenants’ operations. Our portfolio is comprised of 1,214 properties, net-leased to 345 tenants in 25 countries. As of December 31, 2019, approximately 64% of our contractual minimum annualized base rent (“ABR”) was generated by properties located in the United States and approximately 34% was generated by properties located in Europe. As of that same date, our portfolio included 21 operating properties, comprised of 19 self-storage properties and two hotels (one of which was sold in January 2020, see Note 20), substantially all of which we acquired in connection with the CPA:17 Merger, as described below.

We also earn fees and other income by managing the portfolios of certain non-traded investment programs through our investment management business. Founded in 1973, we originally operated as sponsor and advisor to a series of non-traded investment programs under the Corporate Property Associates (“CPA”) brand name. We became a publicly traded company listed on the New York Stock Exchange (“NYSE”) in 1998 and reorganized as a REIT in 2012. In June 2017, we exited non-traded retail fundraising activities and no longer sponsor new investment programs. On October 31, 2018, one of our former investment programs, Corporate Property Associates 17 – Global Incorporated (“CPA:17 – Global”), merged into one of our wholly-owned subsidiaries (the “CPA:17 Merger”), which added approximately $5.6 billion of assets to our portfolio.

Our shares of common stock are listed on the NYSE under the ticker symbol “WPC.” Headquartered in New York, we also have offices in Dallas, London, and Amsterdam. At December 31, 2019, we had 204 employees.

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

In addition to our real estate portfolio, as of December 31, 2019, we also managed assets, totaling approximately $7.5 billion, of the following entities: (i) Corporate Property Associates 18 – Global Incorporated (“CPA:18 – Global,” and together with CPA:17 – Global until October 31, 2018, the “CPA REITs”); (ii) two publicly owned, non-traded REITs that have invested in lodging and lodging-related properties: Carey Watermark Investors Incorporated (“CWI 1”) and Carey Watermark Investors 2 Incorporated (“CWI 2,” and together with CWI 1, the “CWI REITs”); and (iii) a private limited partnership formed for the purpose of developing, owning, and operating student housing properties and similar investments in Europe: Carey European Student Housing Fund I, L.P. (“CESH”). As used herein, “Managed REITs” refers to the CPA REITs and the CWI REITS, all of which have fully invested the funds raised in their offerings.

W. P. Carey 2019 10-K – 3

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

On October 22, 2019, CWI 1 and CWI 2 announced that they had entered into a definitive merger agreement under which the two companies intend to merge in an all-stock transaction, with CWI 2 as the surviving entity (the “CWI 1 and CWI 2 Proposed Merger”). On January 13, 2020, the joint proxy statement/prospectus on Form S-4 previously filed with the SEC by CWI 1 and CWI 2 was declared effective. Each of CWI 1 and CWI 2 has scheduled a special meeting of stockholders for March 26, 2020; if the proposed transaction is approved, the merger is expected to close shortly thereafter. Immediately following the closing of the CWI 1 and CWI 2 Proposed Merger, the advisory agreements with each of CWI 1 and CWI 2 will terminate, and the combined company will internalize the management services currently provided by us (Note 4).

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

W. P. Carey 2019 10-K – 4

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

Asset Management

We believe that proactive asset management is essential to maintaining and enhancing property values. Important aspects of asset management include entering into new or modified transactions to meet the evolving needs of current tenants, re-leasing properties, credit and real estate risk analysis, building expansions and redevelopments, sustainability and efficiency analysis and retrofits, and strategic dispositions. We regularly engage directly with our tenants and form long-term working relationships with their decision makers in order to provide proactive solutions and to obtain an in-depth, real-time understanding of tenant credit.

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

Financing Strategies

We believe in maintaining ample liquidity, a conservative capital structure, and access to multiple forms of capital. We preserve balance sheet flexibility and liquidity by maintaining significant capacity on our $1.8 billion unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”), as well as a term loan and a delayed draw term loan, which we refer to collectively as our “Senior Unsecured Credit Facility,” and which was amended and restated in February 2020 for a total capacity of $2.1 billion (our “Amended Credit Facility” (Note 20)). We generally use the Senior Unsecured Credit Facility to fund our immediate capital needs, including new acquisitions and the repayment of secured mortgage debt as we continue to unencumber our balance sheet. We seek to replace short-term financing with more permanent forms of capital, including, but not limited to, common stock, unsecured debt securities, bank debt, and proceeds from asset sales. When evaluating which form of capital to pursue, we take into consideration multiple factors, including our corporate leverage levels and targets, the most advantageous sources of capital available to us, and the optimal timing to raise new capital. We strive to maintain an investment grade rating that places limitations on the amount of leverage acceptable in our capital structure. Although we expect to continue to have access to a wide variety of capital sources and maintain our investment grade rating, there can be no assurance that we will be able to do so in the future.

W. P. Carey 2019 10-K – 5

Our Portfolio

At December 31, 2019, our portfolio had the following characteristics:

•	Number of properties — full or partial ownership interests in 1,214 net-leased properties, 19 self-storage properties, and two hotels;

•	Total net-leased square footage — 140.0 million; and

•	Occupancy rate — approximately 98.8%.

For more information about our portfolio, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview.

Tenant/Lease Information

At December 31, 2019, our tenants/leases had the following characteristics:

•	Number of tenants — 345;

•	Investment grade tenants as a percentage of total ABR — 22%;

•	Implied investment grade tenants as a percentage of total ABR — 8%;

•	Weighted-average lease term — 10.7 years;

•	99% of our leases provide rent adjustments as follows:

◦	CPI and similar — 63%

◦	Fixed — 32%

◦	Other — 4%

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

W. P. Carey 2019 10-K – 6

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

Within the next five years, approximately 24% of our leases, based on our ABR as of December 31, 2019, are due to expire. If these leases are not renewed or if the properties cannot be re-leased on terms that yield comparable payments, our lease revenues could be substantially adversely affected. In addition, when attempting to re-lease such properties, we may incur significant costs and the terms of any new or renewed leases will depend on prevailing market conditions at that time. We may also seek to sell such properties and incur losses due to prevailing market conditions. Some of our properties are designed for the particular needs of a tenant; thus, we may be required to renovate or make rent concessions in order to lease the property to another tenant. If we need to sell such properties, we may have difficulty selling it to a third party due to the property’s unique design. Real estate investments are generally less liquid than many other financial assets, which may limit our ability to quickly adjust our portfolio in response to changes in economic or other conditions. These and other limitations may affect our ability to re-lease or sell properties without adversely affecting returns to stockholders.

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

We have invested, and may continue to invest, in properties located outside the United States. At December 31, 2019, our real estate properties located outside of the United States represented 36% of our ABR. These investments may be affected by factors particular to the local jurisdiction where the property is located and may expose us to additional risks, including:

•
enactment of laws relating to the foreign ownership of property (including expropriation of investments), or laws and regulations relating to our ability to repatriate invested capital, profits, or cash and cash equivalents back to the United States;

•	legal systems where the ability to enforce contractual rights and remedies may be more limited than under U.S. law;

•
difficulty in complying with conflicting obligations in various jurisdictions and the burden of observing a variety of evolving foreign laws, regulations, and governmental rules and policies, which may be more stringent than U.S. laws and regulations (including land use, zoning, environmental, financial, and privacy laws and regulations, such as the European Union’s General Data Protection Regulation);

•
tax requirements vary by country and existing foreign tax laws and interpretations may change (e.g., the on-going implementation of the European Union’s Anti-Tax Avoidance Directives), which may result in additional taxes on our international investments;

•	changes in operating expenses in particular countries or regions; and

•
geopolitical risk and adverse market conditions caused by changes in national or regional economic or political conditions (which may impact relative interest rates and the terms or availability of mortgage funds), including with regard to Brexit (discussed below).

The failure of our compliance and internal control systems to properly mitigate such additional risks, or of our operating infrastructure to support such international investments, could result in operational failures, regulatory fines, or other governmental sanctions.
In addition, the lack of publicly available information in certain jurisdictions could impair our ability to analyze transactions and may cause us to forego an investment opportunity. It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet reporting obligations to financial institutions or governmental and regulatory agencies. Certain of these risks may be greater in less developed countries. Further, our expertise to date is primarily in the

W. P. Carey 2019 10-K – 7

United States and certain countries in Europe. We have less experience in other international markets and may not be as familiar with the potential risks to investments in these areas, which could cause us and the entities we manage to incur losses.

We may engage third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements. Failure to comply with applicable requirements may expose us, our operating subsidiaries, or the entities we manage to additional liabilities. Our operations in the United Kingdom, the European Economic Area, and other countries are subject to significant compliance, disclosure, and other obligations. The European Union’s Alternative Investment Fund Managers Directive (“AIFMD”), as transposed into national law within the states of the European Economic Area, established a new regulatory regime for alternative investment fund managers, including private equity and hedge fund managers. Although AIFMD generally applies to managers with a registered office in the European Economic Area managing one or more alternative investments funds, if a regulator in Europe determines that we are an alternative investment fund manager, and therefore subject to the AIFMD, compliance with the requirements of AIFMD may impose additional compliance burdens and expense on us and could reduce our operating flexibility.

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

The United Kingdom initiated the process to leave the European Union (“Brexit”) on March 29, 2017, which formally occurred on January 31, 2020. The United Kingdom is currently in a transition period until December 31, 2020, during which it negotiates the terms of its future relationship with the European Union, while preserving membership in the European Union’s internal market and customs union and relinquishing representation in the European Union’s institutions.

The real estate industry faces substantial uncertainty regarding the impact of Brexit. Adverse consequences could include, but are not limited to: global economic uncertainty and deterioration, volatility in currency exchange rates, adverse changes in regulation of the real estate industry, disruptions to the markets we invest in and the tax jurisdictions we operate in (which may adversely impact tax benefits or liabilities in these or other jurisdictions), and/or negative impacts on the operations and financial conditions of our tenants. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. As of December 31, 2019, 4% and 30% of our total ABR was from the United Kingdom and other European Union countries, respectively.

Given the ongoing uncertainty surrounding the transition period negotiations (including the potential implementation of a free trade agreement versus a “no-deal Brexit”), we cannot predict how the Brexit process will finally be implemented and are continuing to assess the potential impact, if any, of these events on our operations, financial condition, and results of operations.

The anticipated replacement of LIBOR with an alternative reference rate, may adversely affect our interest expense.

Certain instruments within our debt profile are indexed to the London Interbank Offered Rate (“LIBOR”), which is a benchmark rate at which banks offer to lend funds to one another in the international interbank market for short term loans. Concerns regarding the accuracy and integrity of LIBOR led the United Kingdom to publish a review of LIBOR in September 2012. Based on the review, final rules for the regulation and supervision of LIBOR by the Financial Conduct Authority (the “FCA”) were published and came into effect on April 2, 2013. On July 27, 2017, the FCA announced its intention to phase out LIBOR rates by the end of 2021.

We cannot predict the impact of these changes as regulators and the global financial markets debate the transition to a successor benchmark. Assuming that LIBOR becomes unavailable after 2021, the interest rates on our LIBOR-indexed debt (comprised of our Senior Unsecured Credit Facility and non-recourse mortgage loans subject to floating interest rates with carrying values of $201.3 million and $72.1 million, respectively, as of December 31, 2019) will fall back to various alternative methods, any of which could result in higher interest obligations than under LIBOR. Further, the same costs and risks that may lead to the discontinuation or unavailability of LIBOR may make one or more of the alternative methods impossible or impracticable to determine. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates or borrowing costs to borrowers, any of which could have an adverse effect on our financing costs, liquidity, results of operations, and overall financial condition.

W. P. Carey 2019 10-K – 8

We may incur substantial impairment charges.

We may incur substantial impairment charges, which we are required to recognize: (i) whenever we sell a property for less than its carrying value or we determine that the carrying amount of the property is not recoverable and exceeds its fair value; (ii) for direct financing leases, whenever losses related to the collectability of receivables are both probable and reasonably estimable or there has been a permanent decline in the current estimate of the residual value of the property; and (iii) for equity investments, whenever the estimated fair value of the investment’s underlying net assets in comparison with the carrying value of our interest in the investment has declined on an other-than-temporary basis. By their nature, the timing or extent of impairment charges are not predictable.

Impairments of goodwill could also adversely affect our financial condition and results of operations. We assess our goodwill and other intangible assets for impairment at least annually and more frequently when required by U.S. generally accepted accounting principles (“GAAP”). We are required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. Our assessment of goodwill or other intangible assets could indicate that an impairment of the carrying value of such assets may have occurred, resulting in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations.

Our level of indebtedness could have significant adverse consequences and our cash flow may be insufficient to meet our debt service obligations.

Our consolidated indebtedness as of December 31, 2019 was approximately $6.1 billion, representing a consolidated debt to gross assets ratio of approximately 40.3%. This consolidated indebtedness was comprised of (i) $4.4 billion in Senior Unsecured Notes (as defined in Note 11), (ii) $1.5 billion in non-recourse mortgage loans on various properties, and (iii) $201.3 million outstanding under our Senior Unsecured Credit Facility (as defined in Note 11). Our level of indebtedness could have significant adverse consequences on our business and operations, including the following:

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

Our ability to generate sufficient cash flow determines whether we will be able to (i) meet our existing or potential future debt service obligations; (ii) refinance our existing or potential future indebtedness; and (iii) fund our operations, working capital, acquisitions, capital expenditures, and other important business uses. Our future cash flow is subject to many factors beyond our control and we cannot assure you that our business will generate sufficient cash flow from operations, or that future sources of cash will be available to us on favorable terms, to meet all of our debt service obligations and fund our other important business uses or liquidity needs. As a result, we may be forced to take other actions to meet those obligations, such as selling properties, raising equity, or delaying capital expenditures, any of which may not be feasible or could have a material adverse effect on us. In addition, despite our substantial outstanding indebtedness and the restrictions in the agreements governing our indebtedness, we may incur significantly more indebtedness in the future, which would exacerbate the risks discussed above.

W. P. Carey 2019 10-K – 9

Restrictive covenants in our credit agreement and indentures may limit our ability to expand or fully pursue our business strategies.

The credit agreement for our Senior Unsecured Credit Facility and the indentures governing our Senior Unsecured Notes contain financial and operating covenants that, among other things, require us to meet specified financial ratios and may limit our ability to take specific actions, even if we believe them to be in our best interest (e.g., subject to certain exceptions, our ability to consummate a merger, consolidation, or a transfer of all or substantially all of our consolidated assets to another person is restricted). These covenants may restrict our ability to expand or fully pursue our business strategies. Our ability to comply with these and other provisions of our debt agreements may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments, or other events beyond our control. The breach of any of these covenants could result in a default under our indebtedness, which could result in the acceleration of the maturity of such indebtedness and potentially other indebtedness. If any of our indebtedness is accelerated prior to maturity, we may not be able to repay such indebtedness or refinance such indebtedness on favorable terms, or at all.

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

At December 31, 2019, we had $1.5 billion of property-level mortgage debt on a non-recourse basis, which limits our exposure on any property to the amount of equity invested in the property. If we are unable to make our mortgage-related debt payments as required, a lender could foreclose on the property or properties securing its debt. Additionally, lenders for our international mortgage loan transactions typically incorporated various covenants and other provisions (including loan to value ratio, debt service coverage ratio, and material adverse changes in the borrower’s or tenant’s business) that can cause a technical loan default. Accordingly, if the real estate value declines or the tenant defaults, the lender would have the right to foreclose on its security. If any of these events were to occur, it could cause us to lose part or all of our investment, which could reduce the value of our portfolio and revenues available for distribution to our stockholders.

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

W. P. Carey 2019 10-K – 10

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

Most of our properties are occupied by a single tenant; therefore, the success of our investments is materially dependent on the financial stability of these tenants. Revenues from several of our tenants/guarantors constitute a significant percentage of our lease revenues. Our top ten tenants accounted for approximately 22% of total ABR at December 31, 2019. Lease payment defaults by tenants could negatively impact our net income and reduce the amounts available for distribution to stockholders. As some of our tenants may not have a recognized credit rating, these tenants may have a higher risk of lease defaults than tenants with a recognized credit rating.

W. P. Carey 2019 10-K – 11

The bankruptcy or insolvency of tenants may cause a reduction in our revenue and an increase in our expenses.

We have had, and may in the future have, tenants file for bankruptcy protection. Bankruptcy or insolvency of a tenant could cause the loss of lease or interest and principal payments, an increase in the carrying cost of the property, and litigation. If one or a series of bankruptcies or insolvencies is significant enough (more likely during a period of economic downturn), it could lead to a reduction in the value of our shares and/or a decrease in our dividend.

Under U.S. bankruptcy law, a tenant that is the subject of bankruptcy proceedings has the option of assuming or rejecting any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim and the maximum claim will be capped. In addition, due to the long-term nature of our leases and, in some cases, terms providing for the repurchase of a property by the tenant, a bankruptcy court could recharacterize a net lease transaction as a secured lending transaction.

Insolvency laws outside the United States may be more or less favorable to reorganization or the protection of a debtor’s rights as in the United States (e.g., the Croatian government’s adoption of the Act on Extraordinary Administration Proceedings in Companies of Systemic Importance for the Republic of Croatia in April 2017 in reaction to the financial difficulties of the Agrokor group). In circumstances where the bankruptcy laws of the United States are considered to be more favorable to debtors and/or their reorganization, entities that are not ordinarily perceived as U.S. entities may seek to take advantage of U.S. bankruptcy laws.

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

Revenue from our investment management business, as well as the value of our interests in the Managed Programs and distributions from those interests, may be affected by several factors:

•
the Managed Programs have fully invested the funds raised in their offerings, and as a result, we expect the structuring revenue that we earn for structuring and negotiating investments on their behalf to continue to decline;

W. P. Carey 2019 10-K – 12

•
our asset management revenue may be affected by changes in the valuation of the Managed Programs’ portfolios (CPA:18 – Global has significant investments in triple-net leased properties substantially similar to those we hold and may be affected by the same market conditions and risks as the properties we own);

•
each of the Managed Programs has incurred, and may continue to incur, significant debt that, either due to liquidity problems or covenants contained in their borrowing agreements, could restrict their ability to pay revenue owed to us;

•	the revenue payable to us under each of our advisory agreements with the Managed REITs is subject to a variable annual cap based on a formula tied to its assets and income;

•
our ability to earn revenue related to the disposition of properties is primarily tied to providing liquidity events for the Managed Programs and our ability to do so under circumstances that will satisfy the applicable subordination requirements will depend on market conditions at the relevant time;

Finally, the advisory agreements under which we provide services to the Managed REITs are renewable annually and may generally be terminated by each Managed REIT upon 60 days’ notice, with or without cause. Unless otherwise renewed, the advisory agreement with each of the Managed REITs is scheduled to expire on March 31, 2020. There can be no assurance that these agreements will not expire or be terminated. Upon certain terminations, the Managed REITs each have the right, but not the obligation, to repurchase our interests in their operating partnerships at fair market value. If such right is not exercised, we would remain as a limited partner of the respective operating partnerships. Nonetheless, any such termination may have a material adverse effect on our business, results of operations, and financial condition.

On October 22, 2019, CWI 1 and CWI 2 announced that they entered into a definitive merger agreement under which the two companies intend to merge in an all-stock transaction. On January 13, 2020, the joint proxy statement/prospectus on Form S-4 previously filed with the SEC by CWI 1 and CWI 2 was declared effective. Each of CWI 1 and CWI 2 has scheduled a special meeting of stockholders for March 26, 2020; if the proposed transaction is approved, the merger is expected to close shortly thereafter. Immediately following the closing of the CWI 1 and CWI 2 Proposed Merger, our advisory agreements with the CWI REITs will terminate and the newly combined company will internalize the management services currently provided by us. During a transitional period, we have agreed to provide the newly combined company with transitional services consistent with the services that we and our affiliates currently provide under the CWI REITs’ advisory agreements.

W. P. Carey is not currently registered as an Investment Adviser and our failure to do so could subject us to civil and/or criminal penalties.

If the SEC determines that W. P. Carey is an investment adviser, we will have to register as an investment adviser with the SEC pursuant to the Investment Advisers Act. Registration requirements and other obligations imposed upon investment advisers may be costly and burdensome. In addition, if we must register with the SEC as an investment adviser, we will become subject to the requirements of the Investment Advisers Act, including: fiduciary duties to clients, substantive prohibitions and requirements, contractual and record-keeping requirements, and administrative oversight by the SEC (primarily by inspection). If we are deemed to be out of compliance with such rules and regulations, we may be subject to civil and/or criminal penalties.

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

W. P. Carey 2019 10-K – 13

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

W. P. Carey 2019 10-K – 14

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

Upon our liquidation, holders of our debt securities and other loans and preferred stock will receive a distribution of our available assets before common stockholders. If we incur debt in the future, our future interest costs could increase and adversely affect our liquidity and results of operations.

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

W. P. Carey 2019 10-K – 15

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

There can be no assurance that we will be able to maintain cash dividends.

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

W. P. Carey 2019 10-K – 16

The occurrence of cyber incidents, or a deficiency in our cyber security, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident could be an intentional attack (which could include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information) or an unintentional accident or error. We use information technology and other computer resources to carry out important operational activities and to maintain our business records. In addition, we may store or come into contact with sensitive information and data. If we or our third-party service providers fail to comply with applicable privacy or data security laws in handling this information, including the General Data Protection Regulation and the California Consumer Privacy Act, we could face significant legal and financial exposure to claims of governmental agencies and parties whose privacy is compromised, including sizable fines and penalties.

As our reliance on technology has increased, so have the risks posed to our systems, both internal and outsourced. We have implemented processes, procedures, and controls intended to address ongoing and evolving cyber security risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident. Although we and our third-party service providers employ what we believe are adequate security, disaster recovery and other preventative and corrective measures, our security measures may not be sufficient for all possible situations and could be vulnerable to, among other things, hacking, employee error, system error, and faulty password management. The primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure. A significant and extended disruption could damage our business or reputation; cause a loss of revenue; have an adverse effect on tenant relations; cause an unintended or unauthorized public disclosure; or lead to the misappropriation of proprietary, personal identifying and confidential information; all of which could result in us incurring significant expenses to address and remediate or otherwise resolve these kinds of issues. In addition, the insurance we maintain that is intended to cover some of these risks may not be sufficient to cover the losses from any future breaches of our systems.

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

W. P. Carey 2019 10-K – 17

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

W. P. Carey 2019 10-K – 18

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

W. P. Carey 2019 10-K – 19

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

W. P. Carey 2019 10-K – 20

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

W. P. Carey 2019 10-K – 21

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

One of the benefits of the UPREIT structure is that sellers of property may contribute their properties to the Operating Partnership in exchange for limited partnership units in the Operating Partnership, which allows such sellers to realize certain tax benefits that are not available if we acquired the properties directly for cash or shares of our common stock. In order to ensure such tax-deferred contributions, sellers of properties may require us to agree to maintain a certain level of minimum debt at the Operating Partnership level and refrain from selling such properties for a period of time. Agreeing to certain of these restrictions, therefore, could inhibit us from selling properties or retiring debt that would otherwise be in our best interest and the best interest of our stockholders.

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

W. P. Carey 2019 10-K – 22

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

W. P. Carey 2019 10-K – 23

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NYSE under the ticker symbol “WPC.” At February 14, 2020 there were 9,263 registered holders of record of our common stock. This figure does not reflect the beneficial ownership of shares of our common stock.

Stock Price Performance Graph

The graph below provides an indicator of cumulative total stockholder returns for our common stock for the period December 31, 2014 to December 31, 2019, as compared with the S&P 500 Index and the FTSE NAREIT Equity REITs Index. The graph assumes a $100 investment on December 31, 2014, together with the reinvestment of all dividends.

	At December 31,
	2014	2015	2016	2017	2018	2019
W. P. Carey Inc.	$100.00	$89.60	$95.46	$118.20	$119.38	$153.77
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
FTSE NAREIT Equity REITs Index	100.00	103.20	111.99	117.84	112.39	141.61

The stock price performance included in this graph is not indicative of future stock price performance.

Dividends

We currently intend to continue paying cash dividends consistent with our historical practice; however, our Board determines the amount and timing of any future dividend payments to our stockholders based on a variety of factors.

Securities Authorized for Issuance Under Equity Compensation Plans

This information will be contained in our definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

W. P. Carey 2019 10-K – 24

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share data):

	Years Ended December 31,
	2019	2018	2017	2016	2015
Operating Data
Revenues (a)	$1,232,766	$885,732	$848,302	$941,533	$938,383
Net income (a) (b) (c) (d)	306,544	424,341	285,083	274,807	185,227
Net income attributable to noncontrolling interests (a)	(1,301)	(12,775)	(7,794)	(7,060)	(12,969)
Net income attributable to W. P. Carey (a) (b) (c) (d)	305,243	411,566	277,289	267,747	172,258

Basic earnings per share	1.78	3.50	2.56	2.50	1.62
Diluted earnings per share	1.78	3.49	2.56	2.49	1.61

Cash dividends declared per share	4.1400	4.0900	4.0100	3.9292	3.8261

Balance Sheet Data
Total assets	$14,060,918	$14,183,039	$8,231,402	$8,453,954	$8,742,089
Net investments in real estate	11,916,745	11,928,854	6,703,715	6,781,900	7,229,873
Senior Unsecured Notes, net	4,390,189	3,554,470	2,474,661	1,807,200	1,476,084
Senior credit facilities	201,267	91,563	605,129	926,693	734,704
Non-recourse mortgages, net	1,462,487	2,732,658	1,185,477	1,706,921	2,269,421

__________

(a)	The years ended December 31, 2019 and 2018 reflect the impact of the CPA:17 Merger, which was completed on October 31, 2018 (Note 3).

(b)
Amount for the year ended December 31, 2019 includes a loss on change in control of interests of $8.4 million recognized in connection with the CPA:17 Merger. Amount for the year ended December 31, 2018 includes a Gain on change in control of interests of $47.8 million recognized in connection with the CPA:17 Merger (Note 3).

(c)	Amount for the year ended December 31, 2019 includes unrealized gains recognized on our investment in shares of a cold storage operator totaling $32.9 million (Note 9).

(d)
Amounts from year to year will not be comparable primarily due to fluctuations in gains/losses recognized on the sale of real estate, lease termination and other income, foreign currency exchange rates, and impairment charges.

W. P. Carey 2019 10-K – 25

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

The following discussion should be read in conjunction with our consolidated financial statements in Item 8 of this Report and the matters described under Item 1A. Risk Factors. Please see our Annual Report on Form 10-K for the year ended December 31, 2018 for discussion of our financial condition and results of operations for the year ended December 31, 2017.

Business Overview

We are a diversified net lease REIT with a portfolio of operationally-critical, commercial real estate that includes 1,214 net lease properties covering approximately 140.0 million square feet and 21 operating properties as of December 31, 2019. We invest in high-quality single tenant industrial, warehouse, office, retail, and self-storage properties subject to long-term net leases with built-in rent escalators. Our portfolio is located primarily in the United States and Northern and Western Europe, and we believe it is well-diversified by tenant, property type, geographic location, and tenant industry.

We also earn fees and other income by managing the portfolios of the Managed Programs through our investment management business. We no longer raise capital for new or existing funds, but currently expect to continue managing our existing Managed Programs through the end of their respective life cycles (Note 1).

Significant Developments

CWI 1 and CWI 2 Proposed Merger

On October 22, 2019, CWI 1 and CWI 2 announced that they had entered into a definitive merger agreement under which the two companies intend to merge in an all-stock transaction, with CWI 2 as the surviving entity. On January 13, 2020, the joint proxy statement/prospectus on Form S-4 previously filed with the SEC by CWI 1 and CWI 2 was declared effective. Each of CWI 1 and CWI 2 has scheduled a special meeting of stockholders for March 26, 2020; if the proposed transaction is approved, the merger is expected to close shortly thereafter. In connection with the CWI 1 and CWI 2 Proposed Merger, we have entered into an internalization agreement and transition services agreement. Immediately following the closing of the CWI 1 and CWI 2 Proposed Merger:

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

(iii)	CWI 2 will internalize the management services currently provided by us; and

(iv)	we will provide certain transition services at cost to CWI 2 for periods generally up to 12 months from closing of the proposed merger.

Please see our Current Report on Form 8-K dated October 22, 2019 for additional information.

Amended Credit Facility

On February 20, 2020, we amended and restated our Senior Unsecured Credit Facility. We increased the capacity of our unsecured line of credit under our Amended Credit Facility to $2.1 billion, which is comprised of a $1.8 billion revolving line of credit, a £150.0 million term loan, and a $105.0 million delayed draw term loan, all maturing in five years. The delayed draw term loan may be drawn within one year and allows for borrowings in U.S. dollars, euros, or British pounds sterling. The aggregate principal amount (of revolving and term loans) available under the Amended Credit Facility may be increased up to an amount not to exceed the U.S. dollar equivalent of $2.75 billion, subject to the conditions to increase provided in the related credit agreement. We will incur interest at LIBOR, or a LIBOR equivalent, plus 0.85% on the revolving line of credit, and LIBOR, or a LIBOR equivalent, plus 0.95% on the term loan and delayed draw term loan (Note 20).

W. P. Carey 2019 10-K – 26

Financial Highlights

During the year ended December 31, 2019, we completed the following (as further described in the consolidated financial statements):

Real Estate

Investments

•	We acquired 23 investments totaling $737.5 million (Note 5)

•	We completed seven construction projects at a cost totaling $122.5 million. Construction projects include build-to-suit and expansion projects (Note 5).

•
We committed to purchase a warehouse and distribution facility in Knoxville, Tennessee, for approximately $68.0 million upon completion of construction of the property, which is expected to take place during the second quarter of 2020 (Note 5).

•
We committed to purchase two warehouse facilities in Hillerød and Hammelev, Denmark, for approximately $19.9 million (based on the exchange rate of the Danish krone at December 31, 2019) upon completion of construction of the properties. One property was completed in January 2020 (Note 20) and the second property is expected to be completed during the first quarter of 2020 (Note 5).

•
We committed to fund an aggregate of $8.3 million (based on the exchange rate of the euro at December 31, 2019) for a warehouse expansion project for an existing tenant at an industrial and office facility in Marktheidenfeld, Germany. We currently expect to complete the project in the second quarter of 2020 (Note 5).

•
We committed to fund an aggregate of $3.0 million for an expansion project for an existing tenant at a warehouse facility in Wichita, Kansas. We currently expect to complete in the third quarter of 2020 (Note 5).

•
We committed to fund an aggregate of $56.2 million (based on the exchange rate of the euro at December 31, 2019) for a build-to-suit project for a headquarters and industrial facility in Langen, Germany, which we currently expect to be completed in the first quarter of 2021 (Note 5).

•
We committed to fund an aggregate of $70.0 million for a renovation project at a warehouse facility in Bowling Green, Kentucky, which we currently expect to be completed in the fourth quarter of 2021 (Note 5).

Dispositions

•
As part of our active capital recycling program, we disposed of 22 properties for total proceeds of $382.4 million, net of selling costs (Note 17). In January 2020, we sold one of our two hotel operating properties for gross proceeds of $120.0 million (inclusive of $5.5 million attributable to a noncontrolling interest) (Note 20).

Leasing Transactions

•
We entered into net lease agreements for certain self-storage properties previously classified as operating properties. As a result, in June 2019 and August 2019, we reclassified 22 and five consolidated self-storage properties, respectively, with an aggregate carrying value of $287.7 million from Land, buildings and improvements attributable to operating properties to Land, buildings and improvements subject to operating leases. Effective as of those times, we began recognizing lease revenues from these properties, whereas previously we recognized operating property revenues and expenses from these properties (Note 5).

•
We restructured the leases with a tenant on a portfolio of grocery store and warehouse properties in Croatia. For 19 properties, we reached agreements on new rents, reducing contractual rents, but increasing total contractual minimum annualized base rent (“ABR”) from $10.2 million to $15.4 million. We extended the lease terms on these properties by a weighted average of three years. We also agreed to a payment plan to collect approximately 50% of unpaid back rents plus value-added tax, which is being paid in ten monthly installments of €1.0 million each (equivalent to approximately $1.1 million) and started in July 2019. During the third and fourth quarters of 2019, such payments totaled approximately $6.6 million, which was included within Lease termination income and other on our consolidated statements of income.

•	We received proceeds totaling $9.1 million from a bankruptcy claim on a prior tenant, which was included within Lease termination income and other on our consolidated statements of income.

W. P. Carey 2019 10-K – 27

Financing and Capital Markets Transactions

•
On June 14, 2019, we completed an underwritten public offering of $325.0 million of 3.850% Senior Notes due 2029, at a price of 98.876% of par value. These 3.850% Senior Notes due 2029 have a 10.1-year term and are scheduled to mature on July 15, 2029 (Note 11).

•
On September 19, 2019, we completed a public offering of €500.0 million of 1.350% Senior Notes due 2028, at a price of 99.266% of par value, issued by our wholly owned finance subsidiary, WPC Eurobond B.V., and fully and unconditionally guaranteed by us. These 1.350% Senior Notes due 2028 have an 8.6-year term and are scheduled to mature on April 15, 2028 (Note 11).

•
During the year ended December 31, 2019, we issued 6,672,412 shares of our common stock under our ATM Programs at a weighted-average price of $79.70 per share for net proceeds of $523.3 million (Note 14). Proceeds from issuances of common stock under our ATM Programs were used primarily to prepay certain non-recourse mortgage loans (as described below and in Note 11) and to fund acquisitions.

•	We reduced our mortgage debt outstanding by prepaying or repaying at maturity a total of $1.2 billion of non-recourse mortgage loans with a weighted-average interest rate of 4.4% (Note 11).

Investment Management

As of December 31, 2019, we managed total assets of approximately $7.5 billion on behalf of the Managed Programs. Upon completion of the CPA:17 Merger (Note 3), we ceased earning advisory fees and other income previously earned when we served as advisor to CPA:17 – Global. During 2018, through the date of the CPA:17 Merger, such fees and other income from CPA:17 – Global totaled $58.8 million. We expect to receive lower structuring and other advisory revenue from the Managed Programs going forward since they are fully invested and we no longer raise capital for new or existing funds.

Dividends to Stockholders

We declared cash dividends totaling $4.140 per share, comprised of four quarterly dividends per share of $1.032, $1.034, $1.036, and $1.038.

W. P. Carey 2019 10-K – 28

Consolidated Results

(in thousands, except shares)

	Years Ended December 31,
	2019	2018	2017
Revenues from Real Estate	$1,172,863	$779,125	$687,208
Revenues from Investment Management	59,903	106,607	161,094
Total revenues	1,232,766	885,732	848,302

Net income from Real Estate attributable to W. P. Carey	272,065	307,236	192,139
Net income from Investment Management attributable to W. P. Carey	33,178	104,330	85,150
Net income attributable to W. P. Carey	305,243	411,566	277,289

Dividends declared	713,588	502,819	433,834

Net cash provided by operating activities	812,077	509,166	520,659
Net cash (used in) provided by investing activities	(522,773)	(266,132)	214,238
Net cash used in financing activities	(457,778)	(24,292)	(745,466)

Supplemental financial measures (a):
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Real Estate	811,193	516,502	456,865
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Investment Management	45,277	118,084	116,114
Adjusted funds from operations attributable to W. P. Carey (AFFO)	856,470	634,586	572,979

Diluted weighted-average shares outstanding (b)	171,299,414	117,706,445	108,035,971
__________

(a)
We consider Adjusted funds from operations (“AFFO”), a supplemental measure that is not defined by GAAP (a “non-GAAP measure”), to be an important measure in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

(b)
Amounts for the years ended December 31, 2019 and 2018 reflect the dilutive impact of the 53,849,087 shares of our common stock issued to stockholders of CPA:17 – Global in connection with the CPA:17 Merger on October 31, 2018 (Note 3), as well as the dilutive impact of the 10,901,697 shares of our common stock issued under our ATM Programs since January 1, 2018 (Note 14).

Revenues and Net Income Attributable to W. P. Carey

2019 vs. 2018 — Total revenues increased in 2019 as compared to 2018, due to increases within our Real Estate segment, partially offset by decreases within our Investment Management segment. Real Estate revenue increased due to an increase in lease revenues and operating property revenues, primarily from the properties we acquired in the CPA:17 Merger on October 31, 2018 (Note 3) and other property acquisition activity, partially offset by the impact of property dispositions. We also received proceeds from a bankruptcy claim on a prior tenant during 2019 (Note 5). Investment Management revenue decreased primarily due to the cessation of asset management revenue earned from CPA:17 – Global after the CPA:17 Merger on October 31, 2018 (Note 3), as well as lower structuring and other advisory revenue earned from the Managed Programs.

Net income attributable to W. P. Carey decreased in 2019 as compared to 2018, due to decreases within both our Investment Management and Real Estate segments. Net income from Investment Management attributable to W. P. Carey decreased primarily due to the cessation of revenues and distributions previously earned from CPA:17 – Global (Note 3) and a gain on change in control of interests recognized during 2018 in connection with the CPA:17 Merger (Note 3), partially offset by tax benefits recognized during 2019. Net income from Real Estate attributable to W. P. Carey decreased primarily due to a lower gain on sale of real estate recognized during 2019 as compared to 2018 (Note 17), as well as higher impairment charges (Note 9) and loss on extinguishment of debt (Note 11). We also recognized a loss on change in control of interests during 2019 in

W. P. Carey 2019 10-K – 29

connection with the CPA:17 Merger, as compared to a gain on change in control of interests during 2018 (Note 3). These decreases were partially offset by the impact of real estate acquisitions and properties acquired in the CPA:17 Merger (Note 3), which we owned for a full year in 2019 as compared to two months in 2018. The increase in revenues from such properties was partially offset by corresponding increases in depreciation and amortization, interest expense, and property expenses. We also recognized significant merger expenses in 2018 related to the CPA:17 Merger (Note 3) and unrealized gains on our investment in shares of a cold storage operator during 2019 (Note 9), and received proceeds from a bankruptcy claim on a prior tenant during 2019 (Note 5).

Net Cash Provided by Operating Activities

2019 vs. 2018 — Net cash provided by operating activities increased in 2019 as compared to 2018, primarily due to an increase in cash flow generated from properties acquired during 2018 and 2019, including properties acquired in the CPA:17 Merger, as well as proceeds from a bankruptcy claim on a prior tenant received during 2019 (Note 5), partially offset by merger expenses recognized in 2018 related to the CPA:17 Merger (Note 3) and a decrease in cash flow as a result of property dispositions during 2018 and 2019, as well as an increase in interest expense, primarily due to the assumption of non-recourse mortgage loans in the CPA:17 Merger and the issuance of senior unsecured notes in March 2018, October 2018, June 2019, and September 2019.

AFFO

2019 vs. 2018 — AFFO increased in 2019 as compared to 2018, primarily due to higher Real Estate revenues, partially offset by higher interest expense and lower Investment Management revenues and cash distributions as a result of the CPA:17 Merger.

Portfolio Overview

Our portfolio is comprised of operationally-critical, commercial real estate assets net leased to tenants located primarily in the United States and Northern and Western Europe. We invest in high-quality single tenant industrial, warehouse, office, retail, and self-storage (net lease) properties subject to long-term leases with built-in rent escalators. Portfolio information is provided on a pro rata basis, unless otherwise noted below, to better illustrate the economic impact of our various net-leased jointly owned investments. See Terms and Definitions below for a description of pro rata amounts.

Portfolio Summary

	As of December 31,
	2019	2018	2017
Number of net-leased properties (a)	1,214	1,163	887
Number of operating properties (b)	21	48	2
Number of tenants (net-leased properties)	345	304	210
Total square footage (net-leased properties, in thousands) (c)	139,982	130,956	84,899
Occupancy (net-leased properties)	98.8%	98.3%	99.8%
Weighted-average lease term (net-leased properties, in years)	10.7	10.2	9.6
Number of countries (d)	25	25	17
Total assets (in thousands)	$14,060,918	$14,183,039	$8,231,402
Net investments in real estate (in thousands)	11,916,745	11,928,854	6,703,715

W. P. Carey 2019 10-K – 30

	Years Ended December 31,
	2019	2018	2017
Acquisition volume (in millions) (e)	$737.5	$824.8	$31.8
Construction projects completed (in millions) (f)	122.5	102.5	65.4
Average U.S. dollar/euro exchange rate	1.1196	1.1813	1.1292
Average U.S. dollar/British pound sterling exchange rate	1.2767	1.3356	1.2882
Change in the U.S. CPI (g)	2.3%	1.9%	2.1%
Change in the Germany CPI (g)	1.5%	1.7%	1.7%
Change in the Poland CPI (g)	3.2%	1.2%	2.2%
Change in the Netherlands CPI (g)	2.7%	2.0%	1.3%
Change in the Spain CPI (g)	0.8%	1.2%	1.1%

__________

(a)	We acquired 273 net-leased properties (in which we did not already have an ownership interest) in the CPA:17 Merger in October 2018 (Note 3).

(b)
At December 31, 2019, operating properties consisted of 19 self-storage properties (of which we consolidated ten, with an average occupancy of 91.3% at that date), and two hotel properties, with an average occupancy of 85.4% for the year ended December 31, 2019, one of which was sold in January 2020 (Note 20). During the second quarter of 2019, we entered into net lease agreements for certain self-storage properties previously classified as operating properties. As a result, during the year ended December 31, 2019, we reclassified 27 consolidated self-storage properties from operating properties to net leases (Note 5). We acquired 44 self-storage properties and one hotel in the CPA:17 Merger in October 2018 (Note 3), and we acquired two self-storage properties in November 2018 (Note 8). We also sold a hotel in April 2018 (Note 17). At December 31, 2018, operating properties also included two hotel properties. At December 31, 2017, operating properties consisted of two hotel properties.

(c)	Excludes total square footage of 1.6 million for our operating properties at December 31, 2019.

(d)
We acquired investments in Croatia, the Czech Republic, Estonia, Italy, Latvia, Lithuania, and Slovakia in connection with the CPA:17 Merger in October 2018 (Note 3). We also acquired investments in Denmark and Portugal during 2018. We sold all of our investments in Australia during 2018 (Note 17).

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

W. P. Carey 2019 10-K – 31

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at December 31, 2019 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Description	Number of Properties	ABR	ABR Percent	Weighted-Average Lease Term (Years)
U-Haul Moving Partners Inc. and Mercury Partners, LP	Net lease self-storage properties in the U.S.	78	$38,751	3.5%	4.3
Hellweg Die Profi-Baumärkte GmbH & Co. KG (a)	Do-it-yourself retail properties in Germany	42	33,338	3.0%	17.2
State of Andalucía (a)	Government office properties in Spain	70	28,393	2.5%	15.0
Metro Cash & Carry Italia S.p.A. (a)	Business-to-business wholesale stores in Italy and Germany	20	27,119	2.4%	7.3
Pendragon PLC (a)	Automotive dealerships in the United Kingdom	69	22,449	2.0%	10.4
Marriott Corporation	Net lease hotel properties in the U.S.	18	20,065	1.8%	3.9
Extra Space Storage, Inc.	Net lease self-storage properties in the U.S.	27	19,519	1.7%	24.3
Nord Anglia Education, Inc.	K-12 private schools in the U.S.	3	18,734	1.7%	23.7
Forterra, Inc. (a) (b)	Industrial properties in the U.S. and Canada	27	18,394	1.7%	23.5
Advance Auto Parts, Inc.	Distribution facilities in the U.S.	30	18,345	1.6%	13.1
Total		384	$245,107	21.9%	13.3
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Of the 27 properties leased to Forterra, Inc., 25 are located in the United States and two are located in Canada.

W. P. Carey 2019 10-K – 32

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
United States
South
Texas	$99,611	8.9%	11,411	8.2%
Florida	47,079	4.2%	4,060	2.9%
Georgia	28,197	2.5%	4,024	2.9%
Tennessee	15,721	1.4%	2,260	1.6%
Alabama	15,273	1.4%	2,397	1.7%
Other (b)	12,622	1.1%	2,263	1.6%
Total South	218,503	19.5%	26,415	18.9%
East
North Carolina	32,648	2.9%	8,052	5.7%
Pennsylvania	25,079	2.3%	3,609	2.6%
Massachusetts	21,395	1.9%	1,397	1.0%
New Jersey	19,330	1.7%	1,100	0.8%
South Carolina	15,570	1.4%	4,437	3.2%
Virginia	13,449	1.2%	1,430	1.0%
New York	12,919	1.2%	1,392	1.0%
Kentucky	11,220	1.0%	3,063	2.2%
Other (b)	22,818	2.0%	3,531	2.5%
Total East	174,428	15.6%	28,011	20.0%
Midwest
Illinois	51,385	4.6%	5,974	4.3%
Minnesota	25,652	2.3%	2,362	1.7%
Indiana	18,002	1.6%	2,827	2.0%
Wisconsin	15,874	1.4%	2,984	2.1%
Ohio	15,125	1.4%	3,153	2.2%
Michigan	13,898	1.2%	2,132	1.5%
Other (b)	27,471	2.5%	4,697	3.4%
Total Midwest	167,407	15.0%	24,129	17.2%
West
California	60,393	5.4%	5,162	3.7%
Arizona	33,826	3.0%	3,648	2.6%
Colorado	11,413	1.0%	1,008	0.7%
Other (b)	44,575	4.0%	4,210	3.0%
Total West	150,207	13.4%	14,028	10.0%
United States Total	710,545	63.5%	92,583	66.1%
International
Germany	62,653	5.6%	6,769	4.8%
Poland	52,066	4.6%	7,215	5.1%
The Netherlands	50,698	4.5%	6,862	4.9%
Spain	49,089	4.4%	4,226	3.0%
United Kingdom	42,592	3.8%	3,309	2.4%
Italy	25,513	2.3%	2,386	1.7%
Croatia	16,513	1.5%	1,794	1.3%
Denmark	13,991	1.3%	2,320	1.7%
France	13,336	1.2%	1,359	1.0%
Canada	12,867	1.2%	2,103	1.5%
Finland	11,376	1.0%	949	0.7%
Other (c)	57,280	5.1%	8,107	5.8%
International Total	407,974	36.5%	47,399	33.9%
Total	$1,118,519	100.0%	139,982	100.0%

W. P. Carey 2019 10-K – 33

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
Industrial	$268,434	24.0%	47,996	34.3%
Office	251,519	22.5%	16,894	12.1%
Warehouse	240,200	21.5%	46,169	33.0%
Retail (d)	198,686	17.7%	17,556	12.5%
Self Storage (net lease)	58,270	5.2%	5,810	4.1%
Other (e)	101,410	9.1%	5,557	4.0%
Total	$1,118,519	100.0%	139,982	100.0%
__________

(a)	Includes square footage for any vacant properties.

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

(c)	Includes assets in Lithuania, Norway, Mexico, Hungary, the Czech Republic, Austria, Portugal, Sweden, Japan, Slovakia, Latvia, Belgium, and Estonia.

(d)	Includes automotive dealerships.

(e)	Includes ABR from tenants with the following property types: education facility, hotel (net lease), fitness facility, laboratory, theater, and student housing (net lease).

W. P. Carey 2019 10-K – 34

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	ABR Percent	Square Footage	Square Footage Percent
Retail Stores (a)	$233,346	20.9%	30,993	22.1%
Consumer Services	113,588	10.1%	8,429	6.0%
Automotive	72,679	6.5%	12,166	8.7%
Cargo Transportation	60,211	5.4%	9,345	6.7%
Business Services	60,073	5.4%	5,272	3.8%
Grocery	56,574	5.1%	6,549	4.7%
Healthcare and Pharmaceuticals	51,010	4.6%	4,281	3.1%
Hotel, Gaming, and Leisure	43,663	3.9%	2,423	1.7%
Construction and Building	42,290	3.8%	7,673	5.5%
Capital Equipment	39,686	3.5%	6,550	4.7%
Sovereign and Public Finance	39,259	3.5%	3,364	2.4%
Beverage, Food, and Tobacco	37,825	3.4%	4,862	3.5%
Containers, Packaging, and Glass	35,718	3.2%	6,186	4.4%
High Tech Industries	30,444	2.7%	3,384	2.4%
Durable Consumer Goods	30,214	2.7%	6,870	4.9%
Insurance	24,875	2.2%	1,759	1.3%
Banking	19,239	1.7%	1,247	0.9%
Telecommunications	18,803	1.7%	1,732	1.2%
Non-Durable Consumer Goods	15,088	1.3%	5,194	3.7%
Media: Advertising, Printing, and Publishing	14,785	1.3%	1,435	1.0%
Aerospace and Defense	13,539	1.2%	1,279	0.9%
Media: Broadcasting and Subscription	12,787	1.1%	784	0.6%
Wholesale	12,206	1.1%	2,005	1.4%
Chemicals, Plastics, and Rubber	12,037	1.1%	1,403	1.0%
Other (b)	28,580	2.6%	4,797	3.4%
Total	$1,118,519	100.0%	139,982	100.0%
__________

(a)	Includes automotive dealerships.

(b)
Includes ABR from tenants in the following industries: metals and mining, oil and gas, environmental industries, electricity, consumer transportation, forest products and paper, real estate, and finance. Also includes square footage for vacant properties.

W. P. Carey 2019 10-K – 35

Lease Expirations
(in thousands, except percentages and number of leases)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage	Square Footage Percent
2020	25	22	$19,294	1.7%	2,050	1.5%
2021	77	23	33,967	3.0%	3,899	2.8%
2022	41	32	58,261	5.2%	5,377	3.8%
2023	31	28	46,954	4.2%	5,919	4.2%
2024	76	49	111,646	10.0%	13,961	10.0%
2025	61	30	58,023	5.2%	7,194	5.1%
2026	32	20	49,824	4.5%	7,354	5.2%
2027	45	27	71,604	6.4%	8,237	5.9%
2028	43	25	61,774	5.5%	4,867	3.5%
2029	31	18	36,289	3.2%	4,561	3.3%
2030	28	22	73,580	6.6%	6,638	4.7%
2031	66	16	68,973	6.2%	8,155	5.8%
2032	35	14	43,105	3.9%	5,914	4.2%
2033	19	13	48,275	4.3%	6,672	4.8%
Thereafter (>2033)	172	84	336,950	30.1%	47,554	34.0%
Vacant	—	—	—	—%	1,630	1.2%
Total	782		$1,118,519	100.0%	139,982	100.0%
__________

(a)	Assumes tenants do not exercise any renewal options or purchase options.

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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties, net of receivable reserves as determined by GAAP, and reflects exchange rates as of December 31, 2019. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

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

W. P. Carey 2019 10-K – 36

Real Estate — Property Level Contribution

The following table presents the Property level contribution for our consolidated net-leased and operating properties within our Real Estate segment, as well as a reconciliation to Net income from Real Estate attributable to W. P. Carey (in thousands):

	Years Ended December 31,
	2019	2018	Change	2018	2017	Change
Existing Net-Leased Properties
Lease revenues	$634,557	$624,698	$9,859	$624,698	$603,889	$20,809
Depreciation and amortization	(221,176)	(228,060)	6,884	(228,060)	(222,308)	(5,752)
Reimbursable tenant costs	(25,800)	(21,445)	(4,355)	(21,445)	(19,590)	(1,855)
Property expenses	(19,373)	(17,201)	(2,172)	(17,201)	(14,223)	(2,978)
Property level contribution	368,208	357,992	10,216	357,992	347,768	10,224
Net-Leased Properties Acquired in the CPA:17 Merger
Lease revenues	349,518	55,403	294,115	55,403	—	55,403
Depreciation and amortization	(152,757)	(22,136)	(130,621)	(22,136)	—	(22,136)
Reimbursable tenant costs	(27,618)	(5,062)	(22,556)	(5,062)	—	(5,062)
Property expenses	(15,454)	(2,685)	(12,769)	(2,685)	—	(2,685)
Property level contribution	153,689	25,520	128,169	25,520	—	25,520
Recently Acquired Net-Leased Properties
Lease revenues	90,382	29,198	61,184	29,198	495	28,703
Depreciation and amortization	(37,438)	(12,730)	(24,708)	(12,730)	(174)	(12,556)
Reimbursable tenant costs	(1,928)	(406)	(1,522)	(406)	(3)	(403)
Property expenses	(1,367)	(400)	(967)	(400)	(78)	(322)
Property level contribution	49,649	15,662	33,987	15,662	240	15,422
Existing Operating Property
Operating property revenues	15,001	15,179	(178)	15,179	14,554	625
Depreciation and amortization	(1,515)	(1,947)	432	(1,947)	(1,714)	(233)
Operating property expenses	(11,742)	(11,607)	(135)	(11,607)	(11,358)	(249)
Property level contribution	1,744	1,625	119	1,625	1,482	143
Operating Properties Acquired in the CPA:17 Merger
Operating property revenues	20,787	6,391	14,396	6,391	—	6,391
Depreciation and amortization	(19,502)	(6,040)	(13,462)	(6,040)	—	(6,040)
Operating property expenses	(8,205)	(2,258)	(5,947)	(2,258)	—	(2,258)
Property level contribution	(6,920)	(1,907)	(5,013)	(1,907)	—	(1,907)
Properties Sold or Held for Sale
Lease revenues	11,918	35,199	(23,281)	35,199	47,513	(12,314)
Operating property revenues	14,432	6,502	7,930	6,502	16,008	(9,506)
Depreciation and amortization	(9,681)	(15,259)	5,578	(15,259)	(23,947)	8,688
Reimbursable tenant costs	(230)	(1,163)	933	(1,163)	(1,931)	768
Property expenses	(3,351)	(2,487)	(864)	(2,487)	(3,029)	542
Operating property expenses	(18,068)	(6,285)	(11,783)	(6,285)	(12,068)	5,783
Property level contribution	(4,980)	16,507	(21,487)	16,507	22,546	(6,039)
Property Level Contribution	561,390	415,399	145,991	415,399	372,036	43,363
Add: Lease termination income and other	36,268	6,555	29,713	6,555	4,749	1,806
Less other expenses:
General and administrative	(56,796)	(47,210)	(9,586)	(47,210)	(39,002)	(8,208)
Impairment charges	(32,539)	(4,790)	(27,749)	(4,790)	(2,769)	(2,021)
Stock-based compensation expense	(13,248)	(10,450)	(2,798)	(10,450)	(6,960)	(3,490)
Corporate depreciation and amortization	(1,231)	(1,289)	58	(1,289)	(1,289)	—
Merger and other expenses	(101)	(41,426)	41,325	(41,426)	(605)	(40,821)
Other Income and Expenses
Interest expense	(233,325)	(178,375)	(54,950)	(178,375)	(165,775)	(12,600)
Other gains and (losses)	30,251	30,015	236	30,015	(5,655)	35,670
Gain on sale of real estate, net	18,143	118,605	(100,462)	118,605	33,878	84,727
(Loss) gain on change in control of interests	(8,416)	18,792	(27,208)	18,792	—	18,792
Equity in earnings of equity method investments in real estate	2,361	13,341	(10,980)	13,341	13,068	273
	(190,986)	2,378	(193,364)	2,378	(124,484)	126,862
Income before income taxes	302,757	319,167	(16,410)	319,167	201,676	117,491
(Provision for) benefit from income taxes	(30,802)	844	(31,646)	844	(1,743)	2,587
Net Income from Real Estate	271,955	320,011	(48,056)	320,011	199,933	120,078
Net loss (income) attributable to noncontrolling interests	110	(12,775)	12,885	(12,775)	(7,794)	(4,981)
Net Income from Real Estate Attributable to W. P. Carey	$272,065	$307,236	$(35,171)	$307,236	$192,139	$115,097

Also refer to Note 18 for a table presenting the comparative results of our Real Estate segment.

W. P. Carey 2019 10-K – 37

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

Existing Net-Leased Properties

Existing net-leased properties are those that we acquired or placed into service prior to January 1, 2017 and that were not sold or held for sale during the periods presented. For the periods presented, there were 787 existing net-leased properties.

2019 vs. 2018 — For the year ended December 31, 2019 as compared to 2018, lease revenues from existing net-leased properties increased by $9.2 million due to new leases, $8.2 million related to scheduled rent increases, $4.4 million related to completed construction projects on existing properties, and $3.1 million primarily due to accelerated amortization of an above-market rent lease intangible during the prior year in connection with a lease restructuring. These increases were partially offset by decreases of $10.1 million as a result of the weakening of foreign currencies (primarily the euro) in relation to the U.S. dollar between the years and $7.3 million due to lease expirations or early termination options.
Reimbursable tenant costs from existing net-leased properties increased primarily due to land lease payments for several properties recorded during the current year following the adoption of Accounting Standards Update 2016-02, Leases (Topic 842) as of January 1, 2019 (Note 2), as a result of which we began recording such payments on a gross basis, as well as higher real estate taxes related to a domestic property. Depreciation and amortization expense from existing net-leased properties decreased primarily due to accelerated amortization of two in-place lease intangibles during the prior year in connection with lease terminations, as well as the weakening of foreign currencies (primarily the euro) in relation to the U.S. dollar between the years. Property expenses from existing net-leased properties increased primarily due to tenant vacancies during 2018 and 2019, which resulted in property expenses no longer being reimbursable.

Net-Leased Properties Acquired in the CPA:17 Merger

Net-leased properties acquired in the CPA:17 Merger on October 31, 2018 (Note 3) consisted of 275 net-leased properties, as well as one property placed into service during the first quarter of 2019, which was an active build-to-suit project at the time of acquisition in the CPA:17 Merger. The 275 net-leased properties included 27 self-storage properties acquired in the CPA:17 Merger, which were reclassified from operating properties to net-leased properties during the year ended December 31, 2019 as a result of entering into net-lease agreements during the second quarter of 2019 (Note 5). Net-leased properties acquired in the CPA:17 Merger contributed lease revenue, depreciation and amortization, and property expenses for a full year during 2019, as compared to two months during 2018.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2016, excluding properties acquired in the CPA:17 Merger, and that were not sold or held for sale during the periods presented. Since January 1, 2017, we acquired 40 investments, comprised of 121 properties (two of which we acquired in 2017, 75 of which we acquired in 2018, and 44 of which we acquired in 2019), and placed three properties into service (two in 2018 and one in 2019).

2019 vs. 2018 — For the year ended December 31, 2019 as compared to 2018, lease revenues increased by $23.3 million as a result of the 45 properties we acquired or placed into service during the year ended December 31, 2019 and $37.7 million as a result of the 77 properties we acquired or placed into service during the year ended December 31, 2018. Depreciation and amortization expense increased by $8.8 million as a result of the 45 properties we acquired or placed into service during the year ended December 31, 2019 and $15.8 million as a result of the 77 properties we acquired or placed into service during the year ended December 31, 2018.

W. P. Carey 2019 10-K – 38

Existing Operating Property

We have one hotel operating property with results of operations reflected in all periods presented. In April 2018, we sold another hotel operating property, which is included in Properties Sold or Held for Sale below.

For the year ended December 31, 2019 as compared to 2018, property level contribution from our existing operating property was substantially unchanged.

Operating Properties Acquired in the CPA:17 Merger

Operating properties acquired in the CPA:17 Merger (Note 3) consisted of ten self-storage properties (which excludes seven self-storage properties acquired in the CPA:17 Merger accounted for under the equity method). Aside from these ten operating properties, we acquired 27 self-storage properties in the CPA:17 Merger, which were reclassified from operating properties to net-leased properties during the year ended December 31, 2019, as described in Net-Leased Properties Acquired in the CPA:17 Merger above. At December 31, 2019, we had one hotel operating property classified as held for sale (Note 5), which was acquired in the CPA:17 Merger and is included in Properties Sold or Held for Sale below. Operating properties acquired in the CPA:17 Merger contributed operating property revenues, depreciation and amortization, and operating property expenses for a full year during 2019, as compared to two months during 2018.

Properties Sold or Held for Sale

During the year ended December 31, 2019, we disposed of 22 properties, including the repayment of a loan receivable in June 2019 (Note 6). At December 31, 2019, we had one hotel operating property classified as held for sale (Note 5), which we acquired in the CPA:17 Merger and sold in January 2020 (Note 20).

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

Other Revenues and Expenses

Lease Termination Income and Other

2019 — For the year ended December 31, 2019, lease termination income and other was $36.3 million, primarily comprised of: (i) income of $9.1 million from receipt of proceeds from a bankruptcy claim on a prior tenant; (ii) income of $8.8 million related to a lease restructuring in May 2019 that led to the recognition of $6.6 million in rent receipts during the third and fourth quarters of 2019 on claims that were previously deemed uncollectible, and a related value-added tax refund of $2.2 million that was recognized in May 2019; (iii) interest income from our loans receivable totaling $6.2 million; (iv) income of $6.2 million related to a lease termination and related master lease restructuring that occurred during the fourth quarter of 2019, for which payment will be received over the remaining lease term of properties held under that master lease; and (v) income substantially from a parking garage attached to one of our net-leased properties totaling $3.5 million.

2018 — For the year ended December 31, 2018, lease termination income and other was $6.6 million, primarily comprised of lease termination income from a former tenant received in the third quarter of 2018 and income recognized during 2018 related to a lease termination that occurred during the fourth quarter of 2017. Lease termination income and other also consisted of interest income from our loans receivable.

General and Administrative

General and administrative expenses recorded by our Real Estate segment are allocated based on time incurred by our personnel for the Real Estate and Investment Management segments.

W. P. Carey 2019 10-K – 39

2019 vs. 2018 — For the year ended December 31, 2019 as compared to 2018, general and administrative expenses in our Real Estate segment increased by $9.6 million, primarily due to an increase in estimated time spent by management and personnel on Real Estate segment activities following the CPA:17 Merger (Note 3).

Impairment Charges

Our impairment charges are more fully described in Note 9.

2019 — For the year ended December 31, 2019, we recognized impairment charges totaling $32.5 million to reduce the carrying values of certain assets to their estimated fair values, consisting of the following:

•
$31.2 million recognized on five properties accounted for as Net investments in direct financing leases, primarily due to a lease restructuring, based on the cash flows expected to be derived from the underlying assets (discounted at the rate implicit in the lease), in accordance with Accounting Standards Codification (“ASC”) 310, Receivables; and

•	$1.3 million recognized on a property that was sold in February 2020 (Note 20).

2018 — For the year ended December 31, 2018, we recognized impairment charges totaling $4.8 million to reduce the carrying values of certain assets to their estimated fair values, consisting of the following:

•	$3.8 million recognized on a property due to a tenant bankruptcy; and

•	$1.0 million recognized on a property due to a tenant vacancy; this property was sold in July 2019.

Stock-based Compensation Expense

For a description of our equity plans and awards, please see Note 15.

2019 vs. 2018 — For the year ended December 31, 2019 as compared to 2018, stock-based compensation expense allocated to the Real Estate segment increased by $2.8 million, primarily due to an increase in time spent by management and personnel on Real Estate segment activities, partially offset by the impact of the modification of the restricted share units (“RSUs”) and performance share units (“PSUs”) held by our former chief executive officer in connection with his retirement in February 2018 (Note 15).

Merger and Other Expenses

2018 — For the year ended December 31, 2018, merger and other expenses were primarily comprised of costs incurred in connection with the CPA:17 Merger, including advisory fees, transfer taxes, and legal, accounting, and tax-related professional fees (Note 1, Note 3).

Interest Expense

2019 vs. 2018 — For the year ended December 31, 2019 as compared to 2018, interest expense increased by $55.0 million, primarily due to an increase of $47.8 million related to non-recourse mortgage loans assumed in the CPA:17 Merger (Note 3). We incurred interest expense on such mortgage loans for a full year during 2019, as compared to two months during 2018. Since January 1, 2018, we have (i) completed four offerings of senior unsecured notes totaling $2.1 billion (based on the exchange rate of the euro on the dates of issuance for our euro-denominated senior unsecured notes) with a weighted-average interest rate of 2.2% and (ii) reduced our mortgage debt outstanding by prepaying or repaying at maturity a total of $1.4 billion of non-recourse mortgage loans with a weighted-average interest rate of 4.3% (Note 11). Our average outstanding debt balance was $6.3 billion and $4.9 billion during the years ended December 31, 2019 and 2018, respectively. Our weighted-average interest rate was 3.4% during both the years ended December 31, 2019 and 2018.

Other Gains and (Losses)

Other gains and (losses) primarily consists of gains and losses on foreign currency transactions, derivative instruments, and extinguishment of debt. For the year ended December 31, 2018, gains and losses on foreign currency transactions were recognized on the remeasurement of certain of our euro-denominated unsecured debt instruments that were not designated as net investment hedges; such instruments were all designated as net investment hedges during the year ended December 31, 2019 (Note 10). We also make certain foreign currency-denominated intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency

W. P. Carey 2019 10-K – 40

intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short-term loans, are included in the determination of net income. In addition, we have certain derivative instruments, including common stock warrants and foreign currency forward and collar contracts, that are not designated as hedges for accounting purposes, for which realized and unrealized gains and losses are included in earnings. We also recognize unrealized gains and losses on movements in the fair value of certain investments within Other gains and (losses). The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

2019 — For the year ended December 31, 2019, net other gains were $30.3 million. During the year, we recognized unrealized gains of $32.9 million related to an increase in the fair value of our investment in shares of a cold storage operator (Note 9) and realized gains of $16.4 million related to the settlement of foreign currency forward contracts and foreign currency collars. These gains were partially offset by a net loss on extinguishment of debt totaling $14.8 million related to the prepayment of mortgage loans (primarily comprised of prepayment penalties) (Note 11) and net realized and unrealized losses of $4.9 million on foreign currency transactions as a result of changes in foreign currency exchange rates.

2018 — For the year ended December 31, 2018, net other gains were $30.0 million. During the year, we recognized net realized and unrealized gains of $21.3 million on foreign currency transactions as a result of changes in foreign currency exchange rates, realized gains of $9.5 million on the settlement of foreign currency forward contracts and foreign currency collars, and interest income of $2.5 million primarily related to our loans to affiliates (Note 4). These gains were partially offset by a non-cash net loss on extinguishment of debt totaling $3.3 million related to the repayment of unsecured term loans and the payoff of certain mortgage loans.

Gain on Sale of Real Estate, Net

Gain on sale of real estate, net, consists of gain on the sale of properties that were disposed of during the years ended December 31, 2019, 2018, and 2017. Our dispositions are more fully described in Note 17.

2019 — During the year ended December 31, 2019, we sold 14 properties for total proceeds of $308.0 million, net of selling costs, and recognized a net gain on these sales totaling $10.9 million (inclusive of income taxes totaling $1.2 million recognized upon sale). In June 2019, a loan receivable was repaid in full to us for $9.3 million, which resulted in a net loss of $0.1 million (Note 6). In October 2019, we transferred ownership of six properties and the related non-recourse mortgage loan, which had an aggregate asset carrying value of $42.3 million and a mortgage carrying value of $43.4 million (including a $13.8 million discount on the mortgage loan), respectively, on the date of transfer, to the mortgage lender, resulting in a net gain of $8.3 million (outstanding principal balance was $56.4 million and we wrote off $5.6 million of accrued interest payable). In addition, in December 2019, we transferred ownership of a property and the related non-recourse mortgage loan, which had an aggregate asset carrying value of $10.4 million and a mortgage carrying value of $8.2 million (including a $0.5 million discount on the mortgage loan), respectively, on the date of transfer, to the mortgage lender, resulting in a net loss of $1.0 million (outstanding principal balance was $8.7 million and we wrote off $0.9 million of accrued interest payable).

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

(Loss) Gain on Change in Control of Interests

2019 — During the third quarter of 2019, we identified certain measurement period adjustments that impacted the provisional accounting for an investment we acquired in the CPA:17 Merger (Note 3), in which we had a joint interest and accounted for under the equity method pre-merger. As a result, we recorded a loss on change in control of interests of $8.4 million during the year ended December 31, 2019, reflecting adjustments to the difference between our carrying value and the preliminary estimated fair value of this former equity interest on October 31, 2018 (Note 6). Subsequent to the CPA:17 Merger, we consolidated this wholly owned investment.

W. P. Carey 2019 10-K – 41

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

Equity in Earnings of Equity Method Investments in Real Estate

In connection with the CPA:17 Merger (Note 3), we acquired the remaining interests in six investments, in which we already had a joint interest and accounted for under the equity method, and equity interests in seven unconsolidated investments (Note 8). In November 2018, we acquired an equity interest in two self-storage properties (Note 8); this acquisition was related to a jointly owned investment in seven self-storage properties that we acquired in the CPA:17 Merger. In February 2019, we received full repayment of our preferred equity interest in an investment, which is now retired (Note 8). The following table presents the details of our Equity in earnings of equity method investments in real estate (in thousands):

	Years Ended December 31,
	2019	2018	2017
Equity in earnings of equity method investments in real estate:
Equity investments acquired in the CPA:17 Merger	$2,510	$342	$—
Recently acquired equity investment	(409)	(115)	—
Retired equity investment	260	1,275	1,275
Equity investments consolidated after the CPA:17 Merger	—	11,839	11,793
Equity in earnings of equity method investments in real estate	$2,361	$13,341	$13,068

(Provision for) Benefit from Income Taxes

2019 vs. 2018 — For the year ended December 31, 2019, we recorded a provision for income taxes of $30.8 million, compared to a benefit from income taxes of $0.8 million recognized during the year ended December 31, 2018 within our Real Estate segment. For the year ended December 31, 2019 as compared to 2018, provision for income taxes related to properties acquired in the CPA:17 Merger on October 31, 2018 (Note 3) increased by $19.6 million, since we owned the properties for a full year in 2019 compared to two months in 2018. In addition, during the year ended December 31, 2019, we recognized deferred tax expenses totaling approximately $8.6 million as a result of the increase in the fair value of our investment in shares of a cold storage operator, as described above under Other Gains and (Losses). Also, during the year ended December 31, 2018, we recognized a deferred tax benefit of approximately $6.2 million as a result of the release of a deferred tax liability relating to a property holding company that was no longer required due to a change in tax classification.

Net Loss (Income) Attributable to Noncontrolling Interests

2019 vs. 2018 — For the year ended December 31, 2019, we recorded loss attributable to noncontrolling interests of $0.1 million, compared to income attributable to noncontrolling interests of $12.8 million for the year ended December 31, 2018. During the prior year, through the CPA:17 Merger on October 31, 2018 (Note 3), we consolidated seven less-than-wholly-owned investments, for which the remaining interests were owned by CPA:17 – Global or a third party. Following the CPA:17 Merger, we consolidate two less-than-wholly-owned investments (for which the remaining interest was owned by a third party), resulting in a decrease in amounts attributable to noncontrolling interests during the current year as compared to the prior year.

W. P. Carey 2019 10-K – 42

Investment Management

We earn revenue as the advisor to the Managed Programs. For the periods presented, we acted as advisor to the following affiliated Managed Programs: CPA:17 – Global (through October 31, 2018), CPA:18 – Global, CWI 1, CWI 2, CCIF (through September 10, 2017), and CESH. The CWI 1 and CWI 2 Proposed Merger is expected to close in the first quarter of 2020, subject to the approval of stockholders of each of CWI 1 and CWI 2, among other conditions. Each of CWI 1 and CWI 2 has scheduled a special meeting of stockholders for March 26, 2020. Immediately following the closing of the CWI 1 and CWI 2 Proposed Merger, the advisory agreements with each of CWI 1 and CWI 2 will terminate and CWI 2 will internalize the management services currently provided by us (Note 4).

In connection with the CWI 1 and CWI 2 Proposed Merger, we expect to record an impairment charge on a significant portion of goodwill within our Investment Management segment, which had a carrying value of $63.6 million as of December 31, 2019. Our accounting policies for evaluating impairment of goodwill are described in Note 2.

Upon completion of the CPA:17 Merger on October 31, 2018 (Note 3), the advisory agreements with CPA:17 – Global were terminated, and we ceased earning revenue from CPA:17 – Global. We no longer raise capital for new or existing funds, but we currently expect to continue to manage all existing Managed Programs and earn the various fees described below through the end of their respective life cycles (Note 1, Note 4). As of December 31, 2019, we managed total assets of approximately $7.5 billion on behalf of the remaining Managed Programs.

W. P. Carey 2019 10-K – 43

Below is a summary of comparative results of our Investment Management segment (in thousands):

	Years Ended December 31,
	2019	2018	Change	2018	2017	Change
Revenues
Asset management revenue
CPA:17 – Global	$—	$24,884	$(24,884)	$24,884	$29,363	$(4,479)
CPA:18 – Global	11,539	12,087	(548)	12,087	11,293	794
CWI 1	14,052	14,136	(84)	14,136	14,499	(363)
CWI 2	10,734	10,400	334	10,400	8,669	1,731
CCIF	—	—	—	—	5,229	(5,229)
CESH	2,807	2,049	758	2,049	1,072	977
	39,132	63,556	(24,424)	63,556	70,125	(6,569)
Reimbursable costs from affiliates
CPA:17 – Global	—	6,233	(6,233)	6,233	9,775	(3,542)
CPA:18 – Global	3,934	4,207	(273)	4,207	4,055	152
CWI 1	6,936	6,653	283	6,653	6,039	614
CWI 2	4,364	4,171	193	4,171	22,331	(18,160)
CCIF	—	—	—	—	6,591	(6,591)
CESH	1,313	661	652	661	2,654	(1,993)
	16,547	21,925	(5,378)	21,925	51,445	(29,520)
Structuring and other advisory revenue
CPA:17 – Global	—	1,184	(1,184)	1,184	9,103	(7,919)
CPA:18 – Global	2,322	18,900	(16,578)	18,900	3,999	14,901
CWI 1	1,365	953	412	953	4,976	(4,023)
CWI 2	225	245	(20)	245	10,889	(10,644)
CESH	312	(156)	468	(156)	6,127	(6,283)
	4,224	21,126	(16,902)	21,126	35,094	(13,968)
Dealer manager fees	—	—	—	—	4,430	(4,430)
	59,903	106,607	(46,704)	106,607	161,094	(54,487)
Operating Expenses
General and administrative	18,497	21,127	(2,630)	21,127	31,889	(10,762)
Reimbursable costs from affiliates	16,547	21,925	(5,378)	21,925	51,445	(29,520)
Subadvisor fees	7,579	9,240	(1,661)	9,240	13,600	(4,360)
Stock-based compensation expense	5,539	7,844	(2,305)	7,844	11,957	(4,113)
Depreciation and amortization	3,835	3,979	(144)	3,979	3,902	77
Restructuring and other compensation	—	—	—	—	9,363	(9,363)
Dealer manager fees and expenses	—	—	—	—	6,544	(6,544)
	51,997	64,115	(12,118)	64,115	128,700	(64,585)
Other Income and Expenses
Equity in earnings of equity method investments in the Managed Programs	20,868	48,173	(27,305)	48,173	51,682	(3,509)
Other gains and (losses)	1,224	(102)	1,326	(102)	2,042	(2,144)
Gain on change in control of interests	—	29,022	(29,022)	29,022	—	29,022
	22,092	77,093	(55,001)	77,093	53,724	23,369
Income before income taxes	29,998	119,585	(89,587)	119,585	86,118	33,467
Benefit from (provision for) income taxes	4,591	(15,255)	19,846	(15,255)	(968)	(14,287)
Net Income from Investment Management	34,589	104,330	(69,741)	104,330	85,150	19,180
Net income attributable to noncontrolling interests	(1,411)	—	(1,411)	—	—	—
Net Income from Investment Management Attributable to W. P. Carey	$33,178	$104,330	$(71,152)	$104,330	$85,150	$19,180

W. P. Carey 2019 10-K – 44

Asset Management Revenue

During the periods presented, we earned asset management revenue from (i) CPA:17 – Global, prior to the CPA:17 Merger, and CPA:18 – Global based on the value of their real estate-related assets under management, (ii) the CWI REITs based on the value of their lodging-related assets under management, and (iii) CESH based on its gross assets under management at fair value. We also earned asset management revenue from CCIF, prior to our resignation as its advisor in the third quarter of 2017, based on the average of its gross assets under management at fair value, which was payable in cash. Asset management revenue may increase or decrease depending upon changes in the Managed Programs’ asset bases as a result of purchases, sales, or changes in the appraised value of the real estate-related and lodging-related assets in their investment portfolios. For 2019, (i) we received asset management fees from CPA:18 – Global 50% in cash and 50% in shares of its common stock, (ii) we received asset management fees from the CWI REITs in shares of their common stock, and (iii) we received asset management fees from CESH in cash. As a result of the CPA:17 Merger (Note 3), we no longer receive asset management revenue from CPA:17 – Global.

2019 vs. 2018 — For the year ended December 31, 2019 as compared to 2018, asset management revenue decreased by $24.4 million, primarily as a result of the cessation of asset management fees earned from CPA:17 – Global after the CPA:17 Merger on October 31, 2018 (Note 3).

Reimbursable Costs from Affiliates

Reimbursable costs from affiliates represent costs incurred by us on behalf of the Managed Programs (Note 4). Following the CPA:17 Merger (Note 3), we no longer receive reimbursement of certain personnel costs and overhead costs from CPA:17 – Global, which totaled $6.2 million for the year ended December 31, 2018.

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

2019 vs. 2018 — For the year ended December 31, 2019 as compared to 2018, structuring revenue decreased by $16.9 million. Structuring and other advisory revenue from CPA:18 – Global decreased by $16.6 million as a result of lower investment and debt placement volume during 2019. Structuring revenue from CPA:18 – Global for the year ended December 31, 2018 includes a $2.6 million reversal of an adjustment recorded in 2017 related to a development deal for one of the Managed Programs, in accordance with ASC 605, Revenue Recognition.

General and Administrative

General and administrative expenses recorded by our Investment Management segment are allocated based on time incurred by our personnel for the Real Estate and Investment Management segments. As discussed in Note 4, certain personnel costs and overhead costs are charged to CPA:18 – Global based on the trailing 12-month reported revenues of the Managed Programs and us. We allocate certain personnel and overhead costs to the CWI REITs and CESH based on the time incurred by our personnel.

2019 vs. 2018 — For the year ended December 31, 2019 as compared to 2018, general and administrative expenses in our Investment Management segment decreased by $2.6 million, primarily due to a decrease in estimated time spent by management and personnel on Investment Management segment activities following the CPA:17 Merger (Note 3).

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

W. P. Carey 2019 10-K – 45

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

2019 vs. 2018 — For the year ended December 31, 2019 as compared to 2018, subadvisor fees decreased by $1.7 million, primarily as a result of the disposition of the multi-family properties owned by CPA:18 – Global that were managed by the subadvisor, as described above.

Stock-based Compensation Expense

For a description of our equity plans and awards, please see Note 15.

2019 vs. 2018 — For the year ended December 31, 2019 as compared to 2018, stock-based compensation expense allocated to our Investment Management segment decreased by $2.3 million, primarily due to the modification of RSUs and PSUs in connection with the retirement of our former chief executive officer in February 2018 (Note 15), as well as a decrease in time spent by management and personnel on Investment Management segment activities.

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

	Years Ended December 31,
	2019	2018	2017
Equity in earnings of equity method investments in the Managed Programs:
Equity in (losses) earnings of equity method investments in the Managed Programs (a)	$(621)	$1,564	$3,820
Distributions of Available Cash: (b)
CPA:17 – Global (a)	—	26,308	26,675
CPA:18 – Global	8,132	9,692	8,650
CWI 1	7,095	5,142	7,459
CWI 2	6,262	5,467	5,078
Equity in earnings of equity method investments in the Managed Programs	$20,868	$48,173	$51,682
__________

(a)
As a result of the completion of the CPA:17 Merger on October 31, 2018 (Note 3), we no longer recognize equity income from our investment in shares of common stock of CPA:17 – Global or receive distributions of Available Cash from CPA:17 – Global.

(b)
We are entitled to receive distributions of up to 10% of the Available Cash from the operating partnerships of each of the Managed REITs, as defined in their respective operating partnership agreements (Note 4). We are required to pay 20% and 25% of such distributions to the subadvisors of CWI 1 and CWI 2, respectively. Distributions of Available Cash received and earned from the Managed REITs fluctuate based on the timing of certain events, including acquisitions, dispositions, and weather-related disruptions.

Gain on Change in Control of Interests

2018 — In connection with the CPA:17 Merger, we recognized a gain on change in control of interests of $29.0 million within our Investment Management segment related to the difference between the carrying value and the preliminary estimated fair value of our previously held equity interest in shares of CPA:17 – Global’s common stock (Note 3).

W. P. Carey 2019 10-K – 46

Benefit from (Provision for) Income Taxes

2019 vs. 2018 — For the year ended December 31, 2019, we recorded a benefit from income taxes of $4.6 million, compared to a provision for income taxes of $15.3 million recognized during the year ended December 31, 2018, within our Investment Management segment, primarily as a result of lower pre-tax income within that segment, as well as a current tax benefit of approximately $6.3 million recognized during the current year due to a change in tax position for state and local taxes. In addition, we incurred one-time current taxes during the prior year upon the recognition of taxable income associated with the accelerated vesting of shares previously issued by CPA:17 – Global to us for asset management services performed, in connection with the CPA:17 Merger.

Liquidity and Capital Resources

Sources and Uses of Cash During the Year

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund dividends to stockholders. Our cash flows fluctuate periodically due to a number of factors, which may include, among other things: the timing of our equity and debt offerings; the timing of purchases and sales of real estate; the timing of the repayment of mortgage loans and receipt of lease revenues; the timing and amount of other lease-related payments; the receipt of the asset management fees in either shares of the common stock or limited partnership units of the Managed Programs or cash; the timing of distributions from equity investments in the Managed Programs and real estate; the receipt of distributions of Available Cash from the Managed REITs; the timing of settlement of foreign currency transactions; and changes in foreign currency exchange rates. We no longer receive certain fees and distributions from CPA:17 – Global following the completion of the CPA:17 Merger on October 31, 2018 (Note 3). Despite these fluctuations, we believe that we will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, available capacity under our Amended Credit Facility, proceeds from dispositions of properties, net contributions from noncontrolling interests, and the issuance of additional debt or equity securities, such as sales of our stock through our ATM Program, in order to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

2019

Operating Activities — Net cash provided by operating activities increased by $302.9 million during 2019 as compared to 2018, primarily due to an increase in cash flow generated from properties acquired during 2018 and 2019, including properties acquired in the CPA:17 Merger, as well as proceeds from a bankruptcy claim on a prior tenant received during 2019 (Note 5), partially offset by merger expenses recognized in 2018 related to the CPA:17 Merger (Note 3) and a decrease in cash flow as a result of property dispositions during 2018 and 2019, as well as an increase in interest expense, primarily due to the assumption of non-recourse mortgage loans in the CPA:17 Merger and the issuance of senior unsecured notes in March 2018, October 2018, June 2019, and September 2019.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property-related costs.

During 2019, we used $717.7 million to acquire 23 investments (Note 5). We sold 14 properties for net proceeds totaling $308.0 million (Note 17). We also used $165.5 million to fund construction projects and other capital expenditures on certain properties within our real estate portfolio. We used $36.8 million to fund short-term loans to the Managed Programs, while $46.6 million of such loans were repaid during the year (Note 4). We received $19.7 million from the repayment of loans receivable (Note 6). We also received $19.4 million in distributions from equity method investments in the Managed Programs and real estate in excess of cumulative equity income and $15.0 million in proceeds from the full repayment of a preferred equity interest (Note 8).

W. P. Carey 2019 10-K – 47

Financing Activities — During 2019, gross borrowings under our Senior Unsecured Credit Facility were $1.3 billion and repayments were $1.2 billion (Note 11). We made prepaid and scheduled non-recourse mortgage loan principal payments of $1.0 billion and $210.4 million, respectively. Additionally, we received $870.6 million in aggregate net proceeds from the issuances of the 3.850% Senior Notes due 2029 in June 2019 and the 1.350% Senior Notes due 2028 in September 2019, which we used primarily to pay down the outstanding balance on our Unsecured Revolving Credit facility and to repay certain non-recourse mortgage loans (Note 11). In connection with the issuances of these senior unsecured notes (Note 11), we incurred financing costs totaling $6.7 million. We paid dividends to stockholders totaling $704.4 million related to the fourth quarter of 2018 and the first, second, and third quarters of 2019. We also received $523.3 million in net proceeds from the issuance of shares under our ATM Program (Note 14).

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

During 2018, we used $719.5 million to acquire 14 investments (Note 5). We sold 49 properties for net proceeds totaling $431.6 million (Note 17). We also used $107.7 million to fund construction projects and other capital expenditures on certain properties within our real estate portfolio. We used $10.0 million to fund short-term loans to the Managed Programs, while $37.0 million of such loans were repaid during the year (Note 4). We also made $18.2 million in contributions to jointly owned investments, primarily comprised of $17.9 million to acquire a 90% noncontrolling interest in two self-storage properties (Note 8), and received $16.4 million in distributions from equity method investments in the Managed Programs and real estate in excess of cumulative equity income.

Financing Activities — During 2018, gross borrowings under our Senior Unsecured Credit Facility were $1.4 billion, including amounts borrowed to repay in full $180.3 million outstanding under CPA:17 – Global’s senior credit facility in connection with the CPA:17 Merger (Note 3), and repayments were $2.1 billion (Note 11). We received the equivalent of approximately $1.2 billion in aggregate net proceeds from the issuance of (i) €500.0 million of 2.125% Senior Notes due 2027 in March 2018 and (ii) €500.0 million of 2.250% Senior Notes due 2026 in October 2018, which we used to repay in full the outstanding balance on our euro-denominated unsecured term loans in March 2018, prepay certain euro-denominated non-recourse mortgage loans, and pay down the euro-denominated outstanding balance under our Unsecured Revolving Credit Facility at the respective times (Note 11). In connection with the issuances of these Senior Unsecured Notes (Note 11), we incurred financing costs totaling $8.1 million. Additionally, we paid dividends to stockholders totaling $440.4 million related to the fourth quarter of 2017 and the first, second, and third quarters of 2018; and also paid distributions of $18.2 million to affiliates that hold noncontrolling interests in various entities with us. We received $287.5 million in net proceeds from the issuance of shares under our ATM Program (Note 14). We also made scheduled and prepaid non-recourse mortgage loan principal payments of $100.4 million and $207.5 million, respectively.

W. P. Carey 2019 10-K – 48

Summary of Financing

The table below summarizes our Senior Unsecured Notes, our non-recourse mortgages, and our Senior Unsecured Credit Facility (dollars in thousands):

	December 31,
	2019	2018
Carrying Value
Fixed rate:
Senior Unsecured Notes (a)	$4,390,189	$3,554,470
Non-recourse mortgages (a)	1,232,898	1,795,460
	5,623,087	5,349,930
Variable rate:
Unsecured Revolving Credit Facility	201,267	91,563
Non-recourse mortgages (a):
Amount subject to interest rate swaps and caps	157,518	561,959
Floating interest rate mortgage loans	72,071	375,239
	430,856	1,028,761
	$6,053,943	$6,378,691

Percent of Total Debt
Fixed rate	93%	84%
Variable rate	7%	16%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	3.3%	3.7%
Variable rate (b)	2.1%	3.4%
Total debt	3.2%	3.6%

____________

(a)
Aggregate debt balance includes unamortized discount, net, totaling $26.7 million and $37.6 million as of December 31, 2019 and 2018, respectively, and unamortized deferred financing costs totaling $23.4 million and $20.5 million as of December 31, 2019 and 2018, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At December 31, 2019, our cash resources consisted of the following:

•
cash and cash equivalents totaling $196.0 million. Of this amount, $94.9 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

•	our Unsecured Revolving Credit Facility, with available capacity of $1.3 billion; and

•
unleveraged properties that had an aggregate asset carrying value of $8.8 billion at December 31, 2019, although there can be no assurance that we would be able to obtain financing for these properties.

We have also accessed the capital markets through additional debt and equity offerings, such as (i) the $325.0 million of 3.850% Senior Notes due 2029 that we issued in June 2019 (Note 11), (ii) the €500.0 million of 1.350% Senior Notes due 2028 that we issued in September 2019 (Note 11), and (iii) the 6,672,412 shares of common stock that we issued under our ATM Programs during the year ended December 31, 2019 at a weighted-average price of $79.70 per share, for net proceeds of $523.3 million. As of December 31, 2019, $616.6 million remained available for issuance under our ATM Program (Note 14).

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

W. P. Carey 2019 10-K – 49

Cash Requirements and Liquidity

During the next 12 months, we expect that our cash requirements will include: payments to acquire new investments; funding capital commitments such as construction projects; paying dividends to our stockholders; paying distributions to our affiliates that hold noncontrolling interests in entities we control; making scheduled interest payments on the Senior Unsecured Notes, scheduled principal and balloon payments on our mortgage loan obligations, and prepayments of certain of our mortgage loan obligations; making loans to certain of the Managed Programs (Note 4); and other normal recurring operating expenses. We expect to fund these cash requirements through cash generated from operations, cash received from dispositions of properties, the use of our cash reserves or unused amounts on our Unsecured Revolving Credit Facility, issuances of shares through our ATM Program, and/or additional equity or debt offerings. On February 20, 2020, we entered into our Amended Credit Facility and increased the capacity of our unsecured line of credit to $2.1 billion, which is comprised of a $1.8 billion revolving line of credit, a £150.0 million term loan, and a $105.0 million delayed draw term loan, all of which will mature in five years (Note 20).

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

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments) at December 31, 2019 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Unsecured Notes — principal (a) (b)	$4,433,500	$—	$—	$1,623,400	$2,810,100
Non-recourse mortgages — principal (a)	1,469,250	164,682	704,587	460,895	139,086
Senior Unsecured Credit Facility — principal (c)	201,267	—	201,267	—	—
Interest on borrowings (d)	935,444	193,812	343,555	233,263	164,814
Capital commitments and tenant expansion allowances (e)	367,001	271,876	85,607	3,000	6,518
Lease commitments (f)	96,147	—	10,469	11,965	73,713
	$7,502,609	$630,370	$1,345,485	$2,332,523	$3,194,231

___________

(a)
Excludes unamortized deferred financing costs totaling $23.4 million, the unamortized discount on the Senior Unsecured Notes of $20.5 million in aggregate, and the aggregate unamortized fair market value discount of $6.2 million, primarily resulting from the assumption of property-level debt in connection with business combinations, including the CPA:17 Merger (Note 3).

(b)	Our Senior Unsecured Notes are scheduled to mature from 2023 through 2029 (Note 11).

(c)
Our Unsecured Revolving Credit Facility was scheduled to mature on February 22, 2021. However, on February 20, 2020, we entered into our Amended Credit Facility and increased the capacity of our unsecured line of credit to $2.1 billion, which is comprised of a $1.8 billion revolving line of credit, a £150.0 million term loan, and a $105.0 million delayed draw term loan, all of which will mature in five years (Note 20).

(d)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at December 31, 2019.

(e)
Capital commitments include (i) $227.8 million related to build-to-suit projects, including $48.0 million related to projects for which the tenant has not exercised the associated construction option, (ii) $87.9 million related to purchase commitments, and (iii) $51.3 million related to unfunded tenant improvements, including certain discretionary commitments.

(f)
Represents a contractual rent commitment to lease office space. The lease was executed during 2019 but does not commence until the second quarter of 2020; therefore, it is not reflected as an office lease right-of-use asset (Note 2) on our consolidated balance sheets as of December 31, 2019.

W. P. Carey 2019 10-K – 50

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at December 31, 2019, which consisted primarily of the euro. At December 31, 2019, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Environmental Obligations

In connection with the purchase of many of our properties, we required the sellers to perform environmental reviews. We believe, based on the results of these reviews, that our properties were in substantial compliance with federal, state, and foreign environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills, or other on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Sellers are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations, and we frequently require sellers to address them before closing or obtain contractual protection (e.g., indemnities, cash reserves, letters of credit, or other instruments) from sellers when we acquire a property. In addition, certain of our leases require tenants to indemnify us from all liabilities and losses related to the leased properties and the provisions of such indemnifications specifically address environmental matters. Such leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of our leases allow us to require financial assurances from tenants, such as performance bonds or letters of credit, if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. With respect to our operating properties or vacant net lease properties, which are not subject to net lease arrangements, there is no tenant to provide for indemnification, so we may be liable for costs associated with environmental contamination in the event any such circumstances arise. However, we believe that the ultimate resolution of any environmental matters should not have a material adverse effect on our financial condition, liquidity, or results of operations. We record environmental obligations within Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

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

W. P. Carey 2019 10-K – 51

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

We also modify the NAREIT computation of FFO to adjust GAAP net income for certain non-cash charges, such as amortization of real estate-related intangibles, deferred income tax benefits and expenses, straight-line and other non-cash rent adjustments, stock-based compensation, non-cash environmental accretion expense, and amortization of deferred financing costs. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. Additionally, we exclude non-core income and expenses, such as gains or losses from extinguishment of debt, restructuring and other compensation-related expenses, and merger and acquisition expenses. We also exclude realized and unrealized gains/losses on foreign currency exchange transactions (other than those realized on the settlement of foreign currency derivatives), which are not considered fundamental attributes of our business plan and do not affect our overall long-term operating performance. We refer to our modified definition of FFO as AFFO. We exclude these items from GAAP net income to arrive at AFFO as they are not the primary drivers in our decision-making process and excluding these items provides investors a view of our portfolio performance over time and makes it more comparable to other REITs that are currently not engaged in acquisitions, mergers, and restructuring, which are not part of our normal business operations. AFFO also reflects adjustments for unconsolidated partnerships and jointly owned investments. We use AFFO as one measure of our operating performance when we formulate corporate goals, evaluate the effectiveness of our strategies, and determine executive compensation.

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

W. P. Carey 2019 10-K – 52

Consolidated FFO and AFFO were as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Net income attributable to W. P. Carey	$305,243	$411,566	$277,289
Adjustments:
Depreciation and amortization of real property	442,096	286,164	248,042
Impairment charges	32,539	4,790	2,769
Gain on sale of real estate, net	(18,143)	(118,605)	(33,878)
Loss (gain) on change in control of interests (a) (b)	8,416	(47,814)	—
Proportionate share of adjustments to equity in net income of partially owned entities (c)	15,826	4,728	5,293
Proportionate share of adjustments for noncontrolling interests (d)	(69)	(8,966)	(10,491)
Total adjustments	480,665	120,297	211,735
FFO (as defined by NAREIT) attributable to W. P. Carey	785,908	531,863	489,024
Adjustments:
Above- and below-market rent intangible lease amortization, net	64,383	52,314	55,195
Straight-line and other rent adjustments (e)	(31,787)	(14,460)	(11,679)
Stock-based compensation	18,787	18,294	18,917
Amortization of deferred financing costs	11,714	6,184	8,169
Other (gains) and losses (f)	(8,924)	(15,704)	17,163
Tax expense (benefit) — deferred and other (g) (h)	5,974	1,079	(18,664)
Other amortization and non-cash items	3,198	920	(912)
Merger and other expenses (i)	101	41,426	605
Restructuring and other compensation	—	—	9,363
Proportionate share of adjustments to equity in net income of partially owned entities (c)	7,165	12,439	8,476
Proportionate share of adjustments for noncontrolling interests (d)	(49)	231	(2,678)
Total adjustments	70,562	102,723	83,955
AFFO attributable to W. P. Carey	$856,470	$634,586	$572,979

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey	$785,908	$531,863	$489,024
AFFO attributable to W. P. Carey	$856,470	$634,586	$572,979

W. P. Carey 2019 10-K – 53

FFO and AFFO from Real Estate were as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Net income from Real Estate attributable to W. P. Carey	$272,065	$307,236	$192,139
Adjustments:
Depreciation and amortization of real property	442,096	286,164	248,042
Impairment charges	32,539	4,790	2,769
Gain on sale of real estate, net	(18,143)	(118,605)	(33,878)
Loss (gain) on change in control of interests (a)	8,416	(18,792)	—
Proportionate share of adjustments to equity in net income of partially owned entities (c)	15,826	4,728	5,293
Proportionate share of adjustments for noncontrolling interests (d)	(69)	(8,966)	(10,491)
Total adjustments	480,665	149,319	211,735
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	752,730	456,555	403,874
Adjustments:
Above- and below-market rent intangible lease amortization, net	64,383	52,314	55,195
Straight-line and other rent adjustments (e)	(31,787)	(14,460)	(11,679)
Stock-based compensation	13,248	10,450	6,960
Amortization of deferred financing costs	11,714	6,184	8,169
Other (gains) and losses (f)	(9,773)	(18,025)	18,063
Tax expense (benefit) — deferred and other	7,971	(18,790)	(20,168)
Other amortization and non-cash items	2,540	330	(912)
Merger and other expenses (i)	101	41,426	605
Proportionate share of adjustments to equity in net income of partially owned entities (c)	115	287	(564)
Proportionate share of adjustments for noncontrolling interests (d)	(49)	231	(2,678)
Total adjustments	58,463	59,947	52,991
AFFO attributable to W. P. Carey — Real Estate	$811,193	$516,502	$456,865

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	$752,730	$456,555	$403,874
AFFO attributable to W. P. Carey — Real Estate	$811,193	$516,502	$456,865

W. P. Carey 2019 10-K – 54

FFO and AFFO from Investment Management were as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Net income from Investment Management attributable to W. P. Carey	$33,178	$104,330	$85,150
Adjustments:
Gain on change in control of interests (b)	—	(29,022)	—
Total adjustments	—	(29,022)	—
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	33,178	75,308	85,150
Adjustments:
Stock-based compensation	5,539	7,844	11,957
Tax (benefit) expense — deferred and other (g) (h)	(1,997)	19,869	1,504
Other (gains) and losses (f)	849	2,321	(900)
Other amortization and non-cash items	658	590	—
Restructuring and other compensation	—	—	9,363
Proportionate share of adjustments to equity in net income of partially owned entities (c)	7,050	12,152	9,040
Total adjustments	12,099	42,776	30,964
AFFO attributable to W. P. Carey — Investment Management	$45,277	$118,084	$116,114

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	$33,178	$75,308	$85,150
AFFO attributable to W. P. Carey — Investment Management	$45,277	$118,084	$116,114
__________

(a)
Amount for the year ended December 31, 2019 represents a loss recognized on the purchase of the remaining interest in a real estate investment from CPA:17 – Global in the CPA:17 Merger, which we had previously accounted for under the equity method. We recognized this loss because we identified certain measurement period adjustments during the third quarter of 2019 that impacted the provisional accounting for this investment (Note 3, Note 6). Amount for the year ended December 31, 2018 represents a gain recognized on the purchase of the remaining interests in six investments from CPA:17 – Global in the CPA:17 Merger, which we had previously accounted for under the equity method (Note 3).

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

(d)	Adjustments disclosed elsewhere in this reconciliation are on a consolidated basis. This adjustment reflects our FFO or AFFO on a pro rata basis.

(e)
Amount for the year ended December 31, 2019 includes an adjustment to exclude $6.2 million of non-cash lease termination revenue, which will be collected and reflected within AFFO over the remaining master lease term.

(f)
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

(g)
Amount for the year ended December 31, 2018 includes one-time taxes incurred upon the recognition of taxable income associated with the accelerated vesting of shares previously issued by CPA:17 – Global to us for asset management services performed, in connection with the CPA:17 Merger.

(h)	Amount for the year ended December 31, 2019 includes a current tax benefit, which is excluded from AFFO as it was incurred as a result of the CPA:17 Merger.

(i)
Amount for the year ended December 31, 2018 is primarily comprised of costs incurred in connection with the CPA:17 Merger, including advisory fees, transfer taxes, and legal, accounting, and tax-related professional fees (Note 1, Note 3).

W. P. Carey 2019 10-K – 55

While we believe that FFO and AFFO are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance. These non-GAAP measures should be used in conjunction with net income as defined by GAAP. FFO and AFFO, or similarly titled measures disclosed by other REITs, may not be comparable to our FFO and AFFO measures.

W. P. Carey 2019 10-K – 56

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

At December 31, 2019, a significant portion (approximately 95.5%) of our long-term debt either bore interest at fixed rates or was swapped or capped to a fixed rate. Our debt obligations are more fully described in Note 11 and Liquidity and Capital Resources — Summary of Financing in Item 7 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2019 (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total	Fair value
Fixed-rate debt (a) (b)	$152,812	$213,087	$406,785	$801,170	$1,148,989	$2,949,186	$5,672,029	$5,941,459
Variable-rate debt (a)	$11,870	$232,382	$53,600	$99,118	$35,018	$—	$431,988	$430,132
__________

(a)	Amounts are based on the exchange rate at December 31, 2019, as applicable.

(b)	Amounts after 2022 are primarily comprised of principal payments for our Senior Unsecured Notes (Note 11).

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to interest rate caps, is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at December 31, 2019 would increase or decrease by $1.9 million for our euro-denominated debt, by $0.6 million for our British pound sterling-denominated debt, and by $0.2 million for our Japanese yen-denominated debt for each respective 1% change in annual interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Canada, and Japan, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, the Danish krone, the Canadian dollar, and the Japanese yen, which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also completed five offerings of euro-denominated

W. P. Carey 2019 10-K – 57

senior notes, and have borrowed under our Unsecured Revolving Credit Facility and Amended Credit Facility (Note 20) in foreign currencies, including the euro, British pound sterling, and Japanese yen (Note 11). To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

We enter into foreign currency forward contracts and collars to hedge certain of our foreign currency cash flow exposures. See Note 10 for additional information on our foreign currency forward contracts and collars.

Scheduled future lease payments, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of December 31, 2019 are as follows (in thousands):

Lease Revenues (a)	2020	2021	2022	2023	2024	Thereafter	Total
Euro (b)	$302,124	$299,176	$289,400	$287,769	$268,269	$1,757,899	$3,204,637
British pound sterling (c)	42,332	43,057	43,194	43,612	44,011	268,970	485,176
Japanese yen (d)	2,816	2,809	677	—	—	—	6,302
Other foreign currencies (e)	25,583	25,933	25,860	26,286	26,569	278,207	408,438
	$372,855	$370,975	$359,131	$357,667	$338,849	$2,305,076	$4,104,553

Scheduled debt service payments (principal and interest) for our Senior Unsecured Notes, Senior Unsecured Credit Facility, and non-recourse mortgage notes payable for our consolidated foreign operations as of December 31, 2019 are as follows (in thousands):

Debt Service (a) (f)	2020	2021	2022	2023	2024	Thereafter	Total
Euro (b)	$132,907	$204,384	$73,801	$754,706	$618,274	$1,780,284	$3,564,356
British pound sterling (c)	2,098	65,717	829	829	829	8,949	79,251
Japanese yen (d)	224	22,327	—	—	—	—	22,551
	$135,229	$292,428	$74,630	$755,535	$619,103	$1,789,233	$3,666,158

__________

(a)	Amounts are based on the applicable exchange rates at December 31, 2019. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at December 31, 2019 of $3.6 million, excluding the impact of our derivative instruments. Debt service amounts included the equivalent of $2.8 billion of euro-denominated senior notes maturing from 2023 through 2028, and the equivalent of $131.4 million borrowed in euro under our Unsecured Revolving Credit Facility, which was scheduled to mature on February 22, 2021 (Note 11). However, in February 2020, we entered into our Amended Credit Facility and, as amended, the revolving line of credit will mature in five years (Note 20).

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at December 31, 2019 of $4.1 million, excluding the impact of our derivative instruments. Debt service amounts included the equivalent of $47.5 million borrowed in British pound sterling under our Unsecured Revolving Credit Facility, which was scheduled to mature on February 22, 2021 (Note 11). However, in February 2020, we entered into our Amended Credit Facility and, as amended, the revolving line of credit will mature in five years (Note 20).

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at December 31, 2019 of $0.2 million. Debt service amounts included the equivalent of $22.3 million borrowed in Japanese yen under our Unsecured Revolving Credit Facility, which was scheduled to mature on February 22, 2021 (Note 11). However, in February 2020, we entered into our Amended Credit Facility and, as amended, the revolving line of credit will mature in five years (Note 20).

(e)	Other foreign currencies for future lease payments consist of the Danish krone, the Norwegian krone, the Swedish krona, and the Canadian dollar.

(f)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at December 31, 2019.

W. P. Carey 2019 10-K – 58

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

For the year ended December 31, 2019, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•	68% related to domestic operations; and

•	32% related to international operations.

At December 31, 2019, our net-lease portfolio, which excludes our operating properties, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our ABR as of that date:

•	64% related to domestic properties;

•	36% related to international properties;

•	24% related to industrial facilities, 23% related to office facilities, 22% related to warehouse facilities, and 18% related to retail facilities; and

•	21% related to the retail stores industry (including automotive dealerships) and 10% related to the consumer services industry.

W. P. Carey 2019 10-K – 59

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

W. P. Carey 2019 10-K – 60

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of W. P. Carey Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of W. P. Carey Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.

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

W. P. Carey 2019 10-K – 61

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Purchase Price Allocation for Acquisitions

As described in Notes 2 and 5 to the consolidated financial statements, the Company completed real estate acquisitions for total consideration of $737.5 million during the year ended December 31, 2019. For acquired properties with leases classified as operating leases, management allocated the purchase price to the tangible and intangible assets and liabilities based on their estimated fair values. Management determines the fair value of real estate (i) primarily by reference to portfolio appraisals, which determines their values on a property level, by applying a discounted cash flow analysis to the estimated net operating income for each property in the portfolio during the remaining anticipated lease term, and (ii) by the estimated residual value, which is based on a hypothetical sale of the property upon expiration of a lease factoring in the re-tenanting of such property at estimated current market rental rates, applying a selected capitalization rate, and deducting estimated costs of sale. Management records above- and below-market lease intangible assets and liabilities for acquired properties based on the present value, using a discount rate reflecting the risks associated with the leases acquired.

The principal considerations for our determination that performing procedures relating to purchase price allocation for acquisitions is a critical audit matter are (i) there was significant judgment by management to develop the fair value measurements of tangible and intangible assets and liabilities which resulted in a high degree of auditor judgment and subjectivity in performing procedures relating to these fair value measurements; (ii) significant audit effort was necessary in evaluating the significant assumptions relating to the tangible and intangible assets and liabilities, such as the projected cash flows, capitalization rates, market rental rates and discount rates; (iii) significant auditor judgment was necessary in evaluating audit evidence related to tangible and intangible assets acquired and liabilities assumed; and (iv) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing the procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to purchase price allocations for acquisitions, including controls over management’s valuation of the tangible and intangibles assets and liabilities and controls over development of the assumptions related to the valuation of tangible and intangible assets and liabilities, including projected cash flows, capitalization rates, market rental rates and discount rates. These procedures also included, among others, for a sample of acquisitions (i) reading the executed purchase agreements and leasing documents; (ii) testing management’s process for estimating the fair value of tangible and intangible assets and liabilities by evaluating the appropriateness of the valuation methods and reasonableness of the significant assumptions, including the projected cash flows, capitalization rates, market rental rates and discount rates for the tangible and intangible assets and liabilities, using professionals with specialized skill and knowledge to assist in doing so; (iii) evaluating the accuracy of the valuation model output; and (iv) performing procedures to test the completeness and accuracy of data provided by management. Evaluating the reasonableness of the capitalization rates, market rental rates, and discount rates involved considering comparable market data and other industry factors.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 21, 2020

We have served as the Company’s auditor since 1973, which includes periods before the Company became subject to SEC reporting requirements.

W. P. Carey 2019 10-K – 62

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Investments in real estate:
Land, buildings and improvements	$9,856,191	$9,251,396
Net investments in direct financing leases	896,549	1,306,215
In-place lease intangible assets and other	2,186,851	2,009,628
Above-market rent intangible assets	909,139	925,797
Investments in real estate	13,848,730	13,493,036
Accumulated depreciation and amortization	(2,035,995)	(1,564,182)
Assets held for sale, net	104,010	—
Net investments in real estate	11,916,745	11,928,854
Equity investments in the Managed Programs and real estate	324,004	329,248
Cash and cash equivalents	196,028	217,644
Due from affiliates	57,816	74,842
Other assets, net	631,637	711,507
Goodwill	934,688	920,944
Total assets (a)	$14,060,918	$14,183,039
Liabilities and Equity
Debt:
Senior unsecured notes, net	$4,390,189	$3,554,470
Unsecured revolving credit facility	201,267	91,563
Non-recourse mortgages, net	1,462,487	2,732,658
Debt, net	6,053,943	6,378,691
Accounts payable, accrued expenses and other liabilities	487,405	403,896
Below-market rent and other intangible liabilities, net	210,742	225,128
Deferred income taxes	179,309	173,115
Dividends payable	181,346	172,154
Total liabilities (a)	7,112,745	7,352,984
Commitments and contingencies (Note 12)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 172,278,242 and 165,279,642 shares, respectively, issued and outstanding	172	165
Additional paid-in capital	8,717,535	8,187,335
Distributions in excess of accumulated earnings	(1,557,374)	(1,143,992)
Deferred compensation obligation	37,263	35,766
Accumulated other comprehensive loss	(255,667)	(254,996)
Total stockholders’ equity	6,941,929	6,824,278
Noncontrolling interests	6,244	5,777
Total equity	6,948,173	6,830,055
Total liabilities and equity	$14,060,918	$14,183,039
__________

(a)	See Note 2 for details related to variable interest entities (“VIEs”).

 See Notes to Consolidated Financial Statements.

W. P. Carey 2019 10-K – 63

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2019	2018	2017
Revenues
Real Estate:
Lease revenues	$1,086,375	$744,498	$651,897
Operating property revenues	50,220	28,072	30,562
Lease termination income and other	36,268	6,555	4,749
	1,172,863	779,125	687,208
Investment Management:
Asset management revenue	39,132	63,556	70,125
Reimbursable costs from affiliates	16,547	21,925	51,445
Structuring and other advisory revenue	4,224	21,126	35,094
Dealer manager fees	—	—	4,430
	59,903	106,607	161,094
	1,232,766	885,732	848,302
Operating Expenses
Depreciation and amortization	447,135	291,440	253,334
General and administrative	75,293	68,337	70,891
Reimbursable tenant costs	55,576	28,076	21,524
Property expenses, excluding reimbursable tenant costs	39,545	22,773	17,330
Operating property expenses	38,015	20,150	23,426
Impairment charges	32,539	4,790	2,769
Stock-based compensation expense	18,787	18,294	18,917
Reimbursable costs from affiliates	16,547	21,925	51,445
Subadvisor fees	7,579	9,240	13,600
Merger and other expenses	101	41,426	605
Restructuring and other compensation	—	—	9,363
Dealer manager fees and expenses	—	—	6,544
	731,117	526,451	489,748
Other Income and Expenses
Interest expense	(233,325)	(178,375)	(165,775)
Other gains and (losses)	31,475	29,913	(3,613)
Equity in earnings of equity method investments in the Managed Programs and real estate	23,229	61,514	64,750
Gain on sale of real estate, net	18,143	118,605	33,878
(Loss) gain on change in control of interests	(8,416)	47,814	—
	(168,894)	79,471	(70,760)
Income before income taxes	332,755	438,752	287,794
Provision for income taxes	(26,211)	(14,411)	(2,711)
Net Income	306,544	424,341	285,083
Net income attributable to noncontrolling interests	(1,301)	(12,775)	(7,794)
Net Income Attributable to W. P. Carey	$305,243	$411,566	$277,289

Basic Earnings Per Share	$1.78	$3.50	$2.56
Diluted Earnings Per Share	$1.78	$3.49	$2.56
Weighted-Average Shares Outstanding
Basic	171,001,430	117,494,969	107,824,738
Diluted	171,299,414	117,706,445	108,035,971

See Notes to Consolidated Financial Statements.

W. P. Carey 2019 10-K – 64

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Net Income	$306,544	$424,341	$285,083
Other Comprehensive (Loss) Income
Unrealized (loss) gain on derivative instruments	(1,054)	4,923	(37,778)
Foreign currency translation adjustments	376	(31,843)	72,428
Unrealized gain (loss) on investments	7	154	(71)
	(671)	(26,766)	34,579
Comprehensive Income	305,873	397,575	319,662

Amounts Attributable to Noncontrolling Interests
Net income	(1,301)	(12,775)	(7,794)
Foreign currency translation adjustments	—	7,774	(16,120)
Unrealized loss on derivative instruments	—	7	15
Comprehensive income attributable to noncontrolling interests	(1,301)	(4,994)	(23,899)
Comprehensive Income Attributable to W. P. Carey	$304,572	$392,581	$295,763

See Notes to Consolidated Financial Statements.

W. P. Carey 2019 10-K – 65

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2019	165,279,642	$165	$8,187,335	$(1,143,992)	$35,766	$(254,996)	$6,824,278	$5,777	$6,830,055
Shares issued under “at-the-market” offering, net	6,672,412	6	523,387				523,393		523,393
Shares issued upon delivery of vested restricted share awards	322,831	1	(15,766)				(15,765)		(15,765)
Shares issued upon purchases under employee share purchase plan	3,357	—	252				252		252
Deferral of vested shares, net			(1,445)		1,445		—		—
Amortization of stock-based compensation expense			18,787				18,787		18,787
Contributions from noncontrolling interests							—	849	849
Distributions to noncontrolling interests							—	(1,683)	(1,683)
Dividends declared ($4.14 per share)			4,985	(718,625)	52		(713,588)		(713,588)
Net income				305,243			305,243	1,301	306,544
Other comprehensive loss:
Unrealized loss on derivative instruments						(1,054)	(1,054)		(1,054)
Foreign currency translation adjustments						376	376		376
Unrealized gain on investments						7	7		7
Balance at December 31, 2019	172,278,242	$172	$8,717,535	$(1,557,374)	$37,263	$(255,667)	$6,941,929	$6,244	$6,948,173

(Continued)

W. P. Carey 2019 10-K – 66

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2018	106,922,616	$107	$4,433,573	$(1,052,064)	$46,656	$(236,011)	$3,192,261	$219,124	$3,411,385
Shares issued to stockholders of CPA:17 – Global in connection with CPA:17 Merger	53,849,087	54	3,554,524				3,554,578		3,554,578
Shares issued under “at-the-market” offering, net	4,229,285	4	287,433				287,437		287,437
Shares issued upon delivery of vested restricted share awards	293,481	—	(13,644)				(13,644)		(13,644)
Shares issued upon purchases under employee share purchase plan	2,951	—	178				178		178
Delivery of deferred vested shares, net			10,890		(10,890)		—		—
Amortization of stock-based compensation expense			18,294				18,294		18,294
Acquisition of remaining noncontrolling interests in investments that we already consolidate in connection with the CPA:17 Merger			(103,075)				(103,075)	(206,516)	(309,591)
Acquisition of noncontrolling interests in connection with the CPA:17 Merger							—	5,039	5,039
Contributions from noncontrolling interests							—	71	71
Distributions to noncontrolling interests							—	(16,935)	(16,935)
Redemption value adjustment			(335)				(335)		(335)
Dividends declared ($4.09 per share)			675	(503,494)	—		(502,819)		(502,819)
Repurchase of shares in connection with CPA:17 Merger	(17,778)	—	(1,178)				(1,178)		(1,178)
Net income				411,566			411,566	12,775	424,341
Other comprehensive loss:
Foreign currency translation adjustments						(24,069)	(24,069)	(7,774)	(31,843)
Unrealized gain on derivative instruments						4,930	4,930	(7)	4,923
Unrealized gain on investments						154	154		154
Balance at December 31, 2018	165,279,642	$165	$8,187,335	$(1,143,992)	$35,766	$(254,996)	$6,824,278	$5,777	$6,830,055
(Continued)

W. P. Carey 2019 10-K – 67

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2017	106,294,162	$106	$4,399,961	$(894,137)	$50,222	$(254,485)	$3,301,667	$123,473	$3,425,140
Shares issued under “at-the-market” offering, net	345,253	1	22,885				22,886		22,886
Shares issued to a third party in connection with a legal settlement	11,077	—	772				772		772
Shares issued upon delivery of vested restricted share awards	229,121	—	(10,385)				(10,385)		(10,385)
Shares issued upon exercise of stock options and purchases under employee share purchase plan	43,003	—	(1,680)				(1,680)		(1,680)
Delivery of deferred vested shares, net			3,790		(3,790)		—		—
Amortization of stock-based compensation expense			18,917				18,917		18,917
Acquisition of noncontrolling interest			(1,845)				(1,845)	1,845	—
Contributions from noncontrolling interests							—	90,550	90,550
Distributions to noncontrolling interests							—	(20,643)	(20,643)
Dividends declared ($4.01 per share)			1,158	(435,216)	224		(433,834)		(433,834)
Net income				277,289			277,289	7,794	285,083
Other comprehensive income:
Foreign currency translation adjustments						56,308	56,308	16,120	72,428
Unrealized loss on derivative instruments						(37,763)	(37,763)	(15)	(37,778)
Unrealized loss on investments						(71)	(71)		(71)
Balance at December 31, 2017	106,922,616	$107	$4,433,573	$(1,052,064)	$46,656	$(236,011)	$3,192,261	$219,124	$3,411,385

See Notes to Consolidated Financial Statements.

W. P. Carey 2019 10-K – 68

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash Flows — Operating Activities
Net income	$306,544	$424,341	$285,083
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	460,030	298,166	261,415
Amortization of rent-related intangibles and deferred rental revenue	84,878	51,132	55,051
Straight-line rent adjustments	(46,260)	(21,994)	(16,980)
Impairment charges	32,539	4,790	2,769
Investment Management revenue received in shares of Managed REITs and other	(30,555)	(49,110)	(69,658)
Distributions of earnings from equity method investments	26,772	62,015	66,259
Equity in earnings of equity method investments in the Managed Programs and real estate	(23,229)	(61,514)	(64,750)
Stock-based compensation expense	18,787	18,294	18,917
Gain on sale of real estate, net	(18,143)	(118,605)	(33,878)
Loss (gain) on change in control of interests	8,416	(47,814)	—
Deferred income tax expense (benefit)	9,255	(6,279)	(20,013)
Realized and unrealized (gains) losses on foreign currency transactions, derivatives, and other	(466)	(17,644)	16,879
Changes in assets and liabilities:
Net changes in other operating assets and liabilities	(20,783)	(28,054)	9,390
Deferred structuring revenue received	4,913	9,456	16,705
Increase in deferred structuring revenue receivable	(621)	(8,014)	(6,530)
Net Cash Provided by Operating Activities	812,077	509,166	520,659
Cash Flows — Investing Activities
Purchases of real estate	(717,666)	(719,548)	(31,842)
Proceeds from sales of real estate	307,959	431,626	159,933
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(165,490)	(107,684)	(78,367)
Proceeds from repayment of short-term loans to affiliates	46,637	37,000	277,894
Funding of short-term loans to affiliates	(36,808)	(10,000)	(123,492)
Return of capital from equity method investments	34,365	16,382	10,085
Proceeds from repayment of loans receivable	19,707	488	436
Other investing activities, net	(8,882)	(8,169)	882
Capital contributions to equity method investments	(2,595)	(18,173)	(1,291)
Cash and restricted cash acquired in connection with the CPA:17 Merger	—	113,634	—
Cash paid to stockholders of CPA:17 – Global in the CPA:17 Merger	—	(1,688)	—
Net Cash (Used in) Provided by Investing Activities	(522,773)	(266,132)	214,238
Cash Flows — Financing Activities
Proceeds from Senior Unsecured Credit Facility	1,336,824	1,403,254	1,302,463
Repayments of Senior Unsecured Credit Facility	(1,227,153)	(2,108,629)	(1,680,198)
Prepayments of mortgage principal	(1,028,795)	(207,450)	(193,434)
Proceeds from issuance of Senior Unsecured Notes	870,635	1,183,828	530,456
Dividends paid	(704,396)	(440,431)	(431,182)
Proceeds from shares issued under “at-the-market” offering, net of selling costs	523,287	287,544	22,824
Scheduled payments of mortgage principal	(210,414)	(100,433)	(344,440)
Payments for withholding taxes upon delivery of equity-based awards and exercises of stock options	(15,766)	(13,985)	(11,969)
Payment of financing costs	(6,716)	(8,059)	(12,675)
Other financing activities, net	5,550	(1,465)	(1,301)
Distributions paid to noncontrolling interests	(1,683)	(18,216)	(20,643)
Contributions from noncontrolling interests	849	71	90,550
Repurchase of shares in connection with CPA:17 Merger	—	(1,178)	—
Proceeds from mortgage financing	—	857	4,083
Net Cash Used in Financing Activities	(457,778)	(24,292)	(745,466)
Change in Cash and Cash Equivalents and Restricted Cash During the Year
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(4,071)	(4,355)	9,514
Net (decrease) increase in cash and cash equivalents and restricted cash	(172,545)	214,387	(1,055)
Cash and cash equivalents and restricted cash, beginning of year	424,063	209,676	210,731
Cash and cash equivalents and restricted cash, end of year	$251,518	$424,063	$209,676

See Notes to Consolidated Financial Statements.

W. P. Carey 2019 10-K – 69

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

Supplemental Non-Cash Investing and Financing Activities:

2018 — On October 31, 2018, CPA:17 – Global merged with and into us in the CPA:17 Merger (Note 3). The following table summarizes estimated fair values of the assets acquired and liabilities assumed in the CPA:17 Merger, which reflects measurement period adjustments since the date of acquisition (in thousands):

Total Consideration
Fair value of W. P. Carey shares of common stock issued	$3,554,578
Cash paid for fractional shares	1,688
Fair value of our equity interest in CPA:17 – Global prior to the CPA:17 Merger	157,594
Fair value of our equity interest in jointly owned investments with CPA:17 – Global prior to the CPA:17 Merger	132,661
Fair value of noncontrolling interests acquired	(308,891)
3,537,630
Assets Acquired at Fair Value
Land, buildings and improvements — operating leases	2,948,347
Land, buildings and improvements — operating properties	426,758
Net investments in direct financing leases	604,998
In-place lease and other intangible assets	793,463
Above-market rent intangible assets	298,180
Equity investments in real estate	192,322
Goodwill	296,108
Other assets, net (excluding restricted cash)	228,194
Liabilities Assumed at Fair Value
Non-recourse mortgages, net	1,849,177
Senior Credit Facility, net	180,331
Accounts payable, accrued expenses and other liabilities	141,750
Below-market rent and other intangible liabilities	112,721
Deferred income taxes	75,356
Amounts attributable to noncontrolling interests	5,039
Net assets acquired excluding cash and restricted cash	3,423,996
Cash and restricted cash acquired	$113,634

See Notes to Consolidated Financial Statements.

W. P. Carey 2019 10-K – 70

W. P. CAREY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Organization

W. P. Carey Inc. (“W. P. Carey”) is a real estate investment trust (“REIT”) that, together with our consolidated subsidiaries, invests primarily in operationally-critical, single-tenant commercial real estate properties located in the United States and Northern and Western Europe on a long-term basis. We earn revenue principally by leasing the properties we own to companies on a triple-net lease basis, which generally requires each tenant to pay the costs associated with operating and maintaining the property.

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

On October 31, 2018, one of the non-traded REITs that we advised, Corporate Property Associates 17 – Global Incorporated (“CPA:17 – Global”), merged with and into one of our wholly owned subsidiaries (the “CPA:17 Merger”) (Note 3). As a result, at December 31, 2019, we were the advisor to the following entities:

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

In June 2017, our board of directors (the “Board”) approved a plan to exit non-traded retail fundraising activities carried out by our wholly-owned broker-dealer subsidiary, Carey Financial LLC (“Carey Financial”), as of June 30, 2017. As a result, we no longer raise capital for new or existing funds, but expect to continue managing our existing Managed Programs through the end of their respective life cycles (Note 4). On October 22, 2019, CWI 1 and CWI 2 announced that they had entered into a definitive merger agreement under which the two companies intend to merge in an all-stock transaction (the “CWI 1 and CWI 2 Proposed Merger”). On January 13, 2020, the joint proxy statement/prospectus on Form S-4 previously filed with the Securities and Exchange Commission (“SEC”) by CWI 1 and CWI 2 was declared effective. Each of CWI 1 and CWI 2 has scheduled a special meeting of stockholders for March 26, 2020; if the proposed transaction is approved, the merger is expected to close shortly thereafter. Following the close of the merger, the combined company intends to internalize the management services currently provided by one of our subsidiaries (Note 4).

In August 2017, we resigned as the advisor to Carey Credit Income Fund (known since October 23, 2017 as Guggenheim Credit Income Fund) (“CCIF”), and by extension, its feeder funds (the “CCIF Feeder Funds”), each of which is a business development company (“BDC”) (Note 4). We refer to CCIF and the CCIF Feeder Funds collectively as the “Managed BDCs”. The board of trustees of CCIF approved our resignation and appointed CCIF’s subadvisor Guggenheim Partners Investment Management, LLC (“Guggenheim”), as the interim sole advisor to CCIF, effective as of September 11, 2017. The shareholders of CCIF approved Guggenheim’s appointment as sole advisor on a permanent basis on October 20, 2017. The Managed BDCs were included in the Managed Programs prior to our resignation as their advisor. We have retained our initial investment in shares of CCIF (now known as “GCIF”), which is included within Other assets, net in the consolidated financial statements (Note 9).

W. P. Carey 2019 10-K – 71

Notes to Consolidated Financial Statements

Reportable Segments

Real Estate — Lease revenues from our real estate investments generate the vast majority of our earnings. We invest primarily in commercial properties located in the United States and Northern and Western Europe, which are leased to companies on a triple-net lease basis. At December 31, 2019, our owned portfolio was comprised of our full or partial ownership interests in 1,214 properties, totaling approximately 140.0 million square feet (unaudited), substantially all of which were net leased to 345 tenants, with a weighted-average lease term of 10.7 years and an occupancy rate of 98.8%. In addition, at December 31, 2019, our portfolio was comprised of full or partial ownership interests in 21 operating properties, including 19 self-storage properties and two hotels (one of which was sold in January 2020, see Note 20), totaling approximately 1.6 million square feet.

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

At December 31, 2019, the Managed Programs owned all or a portion of 49 net-leased properties (including certain properties in which we also have an ownership interest), totaling approximately 9.8 million square feet (unaudited), substantially all of which were leased to 62 tenants, with an occupancy rate of approximately 99.4%. The Managed Programs also had interests in 122 operating properties (including 16 active build-to-suit projects), totaling approximately 15.2 million square feet (unaudited), in the aggregate.

Note 2. Summary of Significant Accounting Policies

Critical Accounting Policies and Estimates

Accounting for Acquisitions

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, we account for the transaction or other event as an asset acquisition. Under both methods, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, we evaluate the existence of goodwill or a gain from a bargain purchase. We capitalize acquisition-related costs and fees associated with asset acquisitions. We immediately expense acquisition-related costs and fees associated with business combinations. All transaction costs incurred during the years ended December 31, 2019, 2018, and 2017 were capitalized since our acquisitions during the years were classified as asset acquisitions (excluding the CPA:17 Merger). Most of our future acquisitions are likely to be classified as asset acquisitions.

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

W. P. Carey 2019 10-K – 72

Notes to Consolidated Financial Statements

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

Purchase Price Allocation of Intangible Assets and Liabilities — We record above- and below-market lease intangible assets and liabilities for acquired properties based on the present value (using a discount rate reflecting the risks associated with the leases acquired including consideration of the credit of the lessee) of the difference between (i) the contractual rents to be paid pursuant to the leases negotiated or in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or equivalent property, both of which are measured over the estimated lease term, which includes renewal options that have rental rates below estimated market rental rates. We discount the difference between the estimated market rent and contractual rent to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired, which includes a consideration of the credit of the lessee. Estimates of market rent are generally determined by us relying in part upon a third-party appraisal obtained in connection with the property acquisition and can include estimates of market rent increase factors, which are generally provided in the appraisal or by local real estate brokers. When we enter into sale-leaseback transactions with above- or below-market leases, the intangibles will be accounted for as loan receivables or prepaid rent liabilities, respectively. We measure the fair value of below-market purchase option liabilities we acquire as the excess of the present value of the fair value of the real estate over the present value of the tenant’s exercise price at the option date. We determine these values using our estimates or by relying in part upon third-party appraisals conducted by independent appraisal firms.

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

W. P. Carey 2019 10-K – 73

Notes to Consolidated Financial Statements

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

W. P. Carey 2019 10-K – 74

Notes to Consolidated Financial Statements

estimated cost to sell. We will continue to review the property for subsequent changes in the fair value, and may recognize an additional impairment charge, if warranted.

Direct Financing Leases — We periodically assess whether there are any indicators that the value of our net investments in direct financing leases may be impaired. When determining a possible impairment, we take into consideration the collectability of direct financing lease receivables for which a reserve would be required if any losses are both probable and reasonably estimable. In addition, we determine whether there has been a permanent decline in the current estimate of the residual value of the property. If this review indicates a permanent decline in the fair value of the asset below its carrying value, we recognize an impairment charge.

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

Goodwill — We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event. Such a triggering event within our Investment Management segment depends on the timing and form of liquidity events for the Managed Programs (Note 4). To identify any impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. This assessment is used as a basis to determine whether it is necessary to calculate reporting unit fair values. If necessary, we calculate the estimated fair value of the Investment Management reporting unit by utilizing a discounted cash flow analysis methodology and available NAVs. We calculate the estimated fair value of the Real Estate reporting unit by utilizing our market capitalization and the aforementioned fair value of the Investment Management segment. Impairments, if any, will be the difference between the reporting unit’s fair value and carrying amount, not to exceed the carrying amount of goodwill.

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

W. P. Carey 2019 10-K – 75

Notes to Consolidated Financial Statements

During the year ended December 31, 2019, we had a net decrease of 13 entities considered to be consolidated VIEs, primarily related to disposition activity and certain lease amendments. In addition, during the year ended December 31, 2019, we received a full repayment of our preferred equity interest in an unconsolidated VIE entity. As a result, this preferred equity interest is now retired and is no longer considered a VIE (Note 8).

At December 31, 2019 and 2018, we considered 18 and 32 entities to be VIEs, respectively, of which we consolidated 11 and 24, respectively, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in our consolidated balance sheets (in thousands):

	December 31,
	2019	2018
Land, buildings and improvements	$493,714	$781,347
Net investments in direct financing leases	15,584	305,493
In-place lease intangible assets and other	56,915	84,870
Above-market rent intangible assets	34,576	45,754
Accumulated depreciation and amortization	(151,017)	(164,942)
Assets held for sale, net	104,010	—
Total assets	596,168	1,112,984

Non-recourse mortgages, net	$32,622	$157,955
Total liabilities	98,671	227,461

At December 31, 2019 and 2018, our seven and eight unconsolidated VIEs, respectively, included our interests in five and six unconsolidated real estate investments, respectively, which we account for under the equity method of accounting, and two unconsolidated entities, which we account for at fair value. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities. As of December 31, 2019 and 2018, the net carrying amount of our investments in these entities was $298.3 million and $301.6 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

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

Restricted Cash — Restricted cash primarily consists of security deposits and amounts required to be reserved pursuant to lender agreements for debt service, capital improvements, and real estate taxes. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	December 31,
	2019	2018	2017
Cash and cash equivalents	$196,028	$217,644	$162,312
Restricted cash (a)	55,490	206,419	47,364
Total cash and cash equivalents and restricted cash	$251,518	$424,063	$209,676

__________

(a)
Restricted cash is included within Other assets, net in our consolidated balance sheets. The amount as of December 31, 2018 includes $145.7 million of proceeds from the sale of a portfolio of Australian properties in December 2018. These funds were transferred from a restricted cash account to us in January 2019.

W. P. Carey 2019 10-K – 76

Notes to Consolidated Financial Statements

Land, Buildings and Improvements — We carry land, buildings, and personal property at cost less accumulated depreciation. We capitalize improvements and significant renovations that extend the useful life of the properties, while we expense maintenance and repairs that do not improve or extend the lives of the respective assets as incurred.

Gain/Loss on Sale — We recognize gains and losses on the sale of properties when the transaction meets the definition of a contract, criteria are met for the sale of one or more distinct assets, and control of the properties is transferred.

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

Other Assets and Liabilities — We include prepaid expenses, deferred rental income, tenant receivables, deferred charges, escrow balances held by lenders, restricted cash balances, marketable securities, derivative assets, other intangible assets, corporate fixed assets, our investment in shares of a cold storage operator (Note 9), our investment in shares of GCIF (Note 9), and our loans receivable in Other assets, net. We include derivative liabilities, amounts held on behalf of tenants, and deferred revenue in Accounts payable, accrued expenses and other liabilities.

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

For our operating leases, we recognize future minimum rental revenue on a straight-line basis over the non-cancelable lease term of the related leases and charge expenses to operations as incurred (Note 5). We record leases accounted for under the direct financing method as a net investment in direct financing leases (Note 6). The net investment is equal to the cost of the leased assets. The difference between the cost and the gross investment, which includes the residual value of the leased asset and the future minimum rents, is unearned income. We defer and amortize unearned income to income over the lease term so as to produce a constant periodic rate of return on our net investment in the lease.

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

Revenue from contracts for our Real Estate segment primarily represented operating property revenues of $29.4 million, $21.7 million, and $30.6 million for the years ended December 31, 2019, 2018, and 2017, respectively. Such operating property revenues are primarily comprised of revenues from room rentals and from food and beverage services at our hotel operating

W. P. Carey 2019 10-K – 77

Notes to Consolidated Financial Statements

properties during those years. We identified a single performance obligation for each distinct service. Performance obligations are typically satisfied at a point in time, at the time of sale, or at the rendering of the service. Fees are generally determined to be fixed. Payment is typically due immediately following the delivery of the service. Revenue from contracts under ASC 606 from our Investment Management segment is discussed in Note 4.

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

During their respective offering periods, the Managed Programs reimbursed us for certain costs in connection with those offerings that we incurred on their behalf, which consisted primarily of broker-dealer commissions, marketing costs, and an annual distribution and shareholder servicing fee, as applicable. As a result of our exit from non-traded retail fundraising activities on June 2017, we ceased raising funds on behalf of the Managed Programs in the third quarter of 2017 and no longer incur these costs. However, the Managed Programs will continue to reimburse us for certain personnel and overhead costs that we incur on their behalf. We record reimbursement income as the expenses are incurred, subject to limitations imposed by the advisory agreements.

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

Stock-Based Compensation — We have granted stock options, restricted share awards (“RSAs”), restricted share units (“RSUs”), and performance share units (“PSUs”) to certain employees, independent directors, and nonemployees. Grants were awarded in the name of the recipient subject to certain restrictions of transferability and a risk of forfeiture. Stock-based compensation expense for all equity-classified stock-based compensation awards is based on the grant date fair value estimated in accordance with current accounting guidance for share-based payments, which includes awards granted to certain nonemployees, upon our adoption of ASU 2018-07 on January 1, 2019, as described below. We recognize these compensation costs for only those shares expected to vest on a straight-line basis over the requisite service or performance period of the award. We include stock-based compensation within Additional paid-in capital in the consolidated statements of equity and Stock-based compensation expense in the consolidated statements of income.

W. P. Carey 2019 10-K – 78

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

A transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Also, foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of short-term subordinated intercompany debt or debt with scheduled principal payments, are included in the determination of net income (within Other gains and (losses) in the statements of income).

Intercompany foreign currency transactions of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), in which the entities involved in the transactions are consolidated or accounted for by the equity method in our consolidated financial statements, are not included in net income but are reported as a component of other comprehensive income in equity.

Derivative Instruments — We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For derivatives designated and that qualify as cash flow hedges, the change in fair value of the derivative is recognized in Other comprehensive (loss) income until the hedged transaction affects earnings. Gains and losses on the cash flow hedges representing hedge components excluded from the assessment of effectiveness are recognized in earnings over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with our accounting policy election. Such gains and losses are recorded within Other gains and (losses) or Interest expense in our consolidated statements of income. The earnings recognition of excluded components is presented in the same line item as the hedged transactions. For derivatives designated and that qualify as a net investment hedge, the change in the fair value and/or the net settlement of the derivative is reported in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. Amounts are reclassified out of Other comprehensive (loss) income into earnings (within Gain on sale of real estate, net, in our consolidated statements of income) when the hedged investment is either sold or substantially liquidated. In accordance with fair value measurement guidance, counterparty credit risk is measured on a net portfolio position basis.

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

W. P. Carey 2019 10-K – 79

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

Earnings Per Share — Basic earnings per share is calculated by dividing net income available to common stockholders, as adjusted for unallocated earnings attributable to the nonvested RSUs by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share reflects potentially dilutive securities (RSAs, RSUs, PSUs, and options) using the treasury stock method, except when the effect would be anti-dilutive.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Pronouncements Adopted as of December 31, 2019

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

•
As a Lessee: we recognized $115.6 million of land lease right-of-use (“ROU”) assets, $12.7 million of office lease ROU assets, and $95.3 million of corresponding lease liabilities for certain operating office and land lease arrangements for which we were the lessee on January 1, 2019, which included reclassifying below-market ground lease intangible assets, above-market ground lease intangible liabilities, prepaid rent, and deferred rent as a component of the ROU asset (a net reclassification of $33.0 million). See Note 5 for additional disclosures on the presentation of these amounts in our consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments under the lease. We determine if an arrangement contains a lease at contract inception and determine the classification of the lease at commencement. Operating lease ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. We do not include renewal options in the lease term when calculating the lease liability unless we are reasonably certain we will exercise the option. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. Our variable lease payments

W. P. Carey 2019 10-K – 80

Notes to Consolidated Financial Statements

consist of increases as a result of the CPI or other comparable indices, taxes, and maintenance costs. Lease expense for lease payments is recognized on a straight-line basis over the term of the lease.

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

Pronouncements to be Adopted after December 31, 2019

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses. ASU 2016-13 replaces the “incurred loss” model with an “expected loss” model, resulting in the earlier recognition of credit losses even if the risk of loss is remote. This standard applies to financial assets measured at amortized cost and certain other instruments, including loans receivable and net investments in direct financing leases. This standard does not apply to receivables arising from operating leases, which are within the scope of Topic 842. We will adopt ASU 2016-13 for our interim and annual periods beginning January 1, 2020 using the modified retrospective method, which requires applying changes in reserves through a cumulative-effect adjustment to retained earnings as of January 1, 2020. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

W. P. Carey 2019 10-K – 81

Notes to Consolidated Financial Statements

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

At the effective time of the CPA:17 Merger, each share of CPA:17 – Global common stock issued and outstanding immediately prior to the effective time of the CPA:17 Merger was canceled and the rights attaching to such share were converted automatically into the right to receive 0.160 shares of our common stock. Each share of CPA:17 – Global common stock owned by us or any of our subsidiaries immediately prior to the effective time of the CPA:17 Merger was automatically canceled and retired, and ceased to exist, for no consideration. In exchange for the 336,715,969 shares of CPA:17 – Global common stock that we and our affiliates did not previously own, we paid total merger consideration of approximately $3.6 billion, consisting of (i) the issuance of 53,849,087 shares of our common stock with a fair value of $3.6 billion, based on the closing price of our common stock on October 31, 2018 of $66.01 per share and (ii) cash of $1.7 million paid in lieu of issuing any fractional shares of our common stock. As a condition of the CPA:17 Merger, we waived certain back-end fees that we would have otherwise been entitled to receive from CPA:17 – Global upon its liquidation pursuant to the terms of our advisory agreement with CPA:17 – Global.

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

CPA:17 – Global had a senior credit facility (comprised of a term loan and unsecured revolving credit facility) with an outstanding balance of approximately $180.3 million on October 31, 2018, the date of the closing of the CPA:17 Merger. On that date, we repaid in full all amounts outstanding under CPA:17 – Global’s senior credit facility, using funds borrowed under our Unsecured Revolving Credit Facility (Note 11).

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

W. P. Carey 2019 10-K – 82

Notes to Consolidated Financial Statements

Initially, the purchase price was allocated to the assets acquired and liabilities assumed, based upon their preliminary fair values at October 31, 2018. During 2019, we identified certain measurement period adjustments that impacted the provisional accounting, which decreased the total consideration by $8.4 million and decreased total identifiable net assets by $24.2 million, resulting in a $15.8 million increase in goodwill. The following tables summarize the fair values of the assets acquired and liabilities assumed in the acquisition.

(in thousands)

	Initially Reported at December 31, 2018	Measurement Period Adjustments	As Revised at December 31, 2019
Total Consideration
Fair value of W. P. Carey shares of common stock issued	$3,554,578	$—	$3,554,578
Cash paid for fractional shares	1,688	—	1,688
Merger Consideration	3,556,266	—	3,556,266
Fair value of our equity interest in CPA:17 – Global prior to the CPA:17 Merger	157,594	—	157,594
Fair value of our equity interest in jointly owned investments with CPA:17 – Global prior to the CPA:17 Merger	141,077	(8,416)	132,661
Fair value of noncontrolling interests acquired	(308,891)	—	(308,891)
	$3,546,046	$(8,416)	$3,537,630

	Initially Reported at December 31, 2018	Measurement Period Adjustments	As Revised at December 31, 2019
Assets
Land, buildings and improvements — operating leases	$2,954,034	$(5,687)	$2,948,347
Land, buildings and improvements — operating properties	426,758	—	426,758
Net investments in direct financing leases	626,038	(21,040)	604,998
In-place lease and other intangible assets	793,463	—	793,463
Above-market rent intangible assets	298,180	—	298,180
Equity investments in real estate	189,756	2,566	192,322
Cash and cash equivalents and restricted cash	113,634	—	113,634
Other assets, net (excluding restricted cash)	228,980	(786)	228,194
Total assets	5,630,843	(24,947)	5,605,896
Liabilities
Non-recourse mortgages, net	1,849,177	—	1,849,177
Senior Credit Facility, net	180,331	—	180,331
Accounts payable, accrued expenses and other liabilities	141,750	—	141,750
Below-market rent and other intangible liabilities	112,721	—	112,721
Deferred income taxes	76,085	(729)	75,356
Total liabilities	2,360,064	(729)	2,359,335
Total identifiable net assets	3,270,779	(24,218)	3,246,561
Noncontrolling interests	(5,039)	—	(5,039)
Goodwill	280,306	15,802	296,108
	$3,546,046	$(8,416)	$3,537,630

Goodwill

The $296.1 million of goodwill recorded in the CPA:17 Merger was primarily due to the premium we paid over CPA:17 – Global’s estimated fair value. Management believes the premium is supported by several factors, including that: the CPA:17 Merger (i) improves our earnings quality, (ii) accelerates our strategy to further simplify our business, (iii) adds a high-quality diversified portfolio of net lease assets that is well-aligned with our existing portfolio, (iv) enhances our overall portfolio metrics, (v) significantly increases our size, scale, and market prominence, and (vi) enhances our overall credit profile.

W. P. Carey 2019 10-K – 83

Notes to Consolidated Financial Statements

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

The CPA:17 Merger also resulted in our acquisition of the remaining interests in six investments in which we already had a joint interest and accounted for under the equity method. Upon acquiring the remaining interests in these investments, we owned 100% of these investments and thus accounted for the acquisitions of these interests utilizing the purchase method of accounting. Due to the change in control of the six jointly owned investments that occurred, we recorded a gain on change in control of interests of approximately $18.8 million during the year ended December 31, 2018, which was the difference between our carrying values and the fair values of our previously held equity interests on October 31, 2018 of approximately $122.3 million and approximately $141.1 million, respectively. Subsequent to the CPA:17 Merger, we consolidate these wholly owned investments. We recorded a loss on change in control of interests of $8.4 million during the year ended December 31, 2019, reflecting adjustments to the difference between our carrying value and the preliminary estimated fair value of one of these former equity interests on October 31, 2018 (Note 6), as a result of a decrease in the purchase price allocated to the investment.

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

W. P. Carey 2019 10-K – 84

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

(in thousands)

	Years Ended December 31,
	2018	2017
Pro forma total revenues	$1,207,820	$1,228,909

Pro forma net income	$405,659	$275,634
Pro forma net loss (income) attributable to noncontrolling interests	1,301	(429)
Pro forma net income attributable to W. P. Carey (a)	$406,960	$275,205
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

Note 4. Agreements and Transactions with Related Parties

CWI 1 and CWI 2 Proposed Merger

On October 22, 2019, CWI 1 and CWI 2 announced that they had entered into a definitive merger agreement under which the two companies intend to merge in an all-stock transaction, with CWI 2 as the surviving entity. On January 13, 2020, the joint proxy statement/prospectus on Form S-4 previously filed with the SEC by CWI 1 and CWI 2 was declared effective. Each of CWI 1 and CWI 2 has scheduled a special meeting of stockholders for March 26, 2020; if the proposed transaction is approved, the merger is expected to close shortly thereafter. In connection with the CWI 1 and CWI 2 Proposed Merger, we have entered into an internalization agreement and transition services agreement. Immediately following the closing of the CWI 1 and CWI 2 Proposed Merger:

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

(iii)	CWI 2 will internalize the management services currently provided by us; and

(iv)	we will provide certain transition services at cost to CWI 2 for periods generally up to 12 months from closing of the proposed merger.

Advisory Agreements and Partnership Agreements with the Managed Programs

We have advisory agreements with each of the existing Managed Programs, pursuant to which we earn fees and are entitled to receive reimbursement for certain fund management expenses. Upon completion of the CPA:17 Merger on October 31, 2018 (Note 3), our advisory agreements with CPA:17 – Global were terminated, and we no longer receive fees or reimbursements from CPA:17 – Global. The advisory agreements also entitle us to fees for serving as the dealer manager for the offerings of the Managed Programs. However, as previously noted, we ceased all active non-traded retail fundraising activities as of June 30, 2017 and facilitated the orderly processing of sales for CWI 2 and CESH until their offerings closed on July 31, 2017, at which point we no longer received dealer manager fees. In addition, we resigned as CCIF’s advisor in August 2017 and our advisory agreement with CCIF was terminated effective as of September 11, 2017, at which point we no longer earned any fees from CCIF. We no longer raise capital for new or existing funds, but we currently expect to continue to manage all existing Managed Programs and earn various fees (as described below) through the end of their respective life cycles (Note 1).

W. P. Carey 2019 10-K – 85

Notes to Consolidated Financial Statements

We have partnership agreements with each of the Managed Programs, and under the partnership agreements with the Managed REITs, we are entitled to receive certain cash distributions from their respective operating partnerships. Pursuant to the partnership agreement with CESH, we received limited partnership units of CESH equal to 2.5% of its gross offering proceeds in lieu of reimbursement of certain organizational expenses prior to the closing of CESH’s offering on July 31, 2017.

The following tables present a summary of revenue earned and Distributions of Available Cash received from the Managed Programs for the periods indicated, included in the consolidated financial statements (in thousands):

	Years Ended December 31,
	2019	2018	2017
Asset management revenue (a)	$39,132	$63,556	$70,125
Distributions of Available Cash (b)	21,489	46,609	47,862
Reimbursable costs from affiliates (a)	16,547	21,925	51,445
Structuring and other advisory revenue (a)	4,224	21,126	35,094
Interest income on deferred acquisition fees and loans to affiliates (c)	2,237	2,055	2,103
Dealer manager fees (a)	—	—	4,430
	$83,629	$155,271	$211,059

	Years Ended December 31,
	2019	2018	2017
CPA:17 – Global (d)	$—	$58,788	$75,188
CPA:18 – Global	26,039	44,969	28,683
CWI 1	30,770	28,243	33,691
CWI 2	21,584	20,283	50,189
CCIF	—	—	12,787
CESH	5,236	2,988	10,521
	$83,629	$155,271	$211,059
__________

(a)	Amounts represent revenues from contracts under ASC 606.

(b)	Included within Equity in earnings of equity method investments in the Managed Programs and real estate in the consolidated statements of income.

(c)	Included within Other gains and (losses) in the consolidated statements of income.

(d)	We no longer earn revenue from CPA:17 – Global following the completion of the CPA:17 Merger on October 31, 2018 (Note 3).

The following table presents a summary of amounts included in Due from affiliates in the consolidated financial statements (in thousands):

	December 31,
	2019	2018
Short-term loans to affiliates, including accrued interest	$47,721	$58,824
Deferred acquisition fees receivable, including accrued interest	4,450	8,697
Reimbursable costs	3,129	3,227
Asset management fees receivable	1,267	563
Accounts receivable	1,118	1,425
Current acquisition fees receivable	131	2,106
	$57,816	$74,842

W. P. Carey 2019 10-K – 86

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
			Rate depends on the type of investment and is based on the average market or average equity value, as applicable
CWI 1	0.5%	In shares of its common stock and/or cash, at our election; payable in shares of its common stock for 2019, 2018, and 2017	Rate is based on the average market value of the investment; we are required to pay 20% of the asset management revenue we receive to the subadvisor
CWI 2	0.55%	In shares of its Class A common stock and/or cash, at our election; payable in shares of its Class A common stock for 2019, 2018, and 2017	Rate is based on the average market value of the investment; we are required to pay 25% of the asset management revenue we receive to the subadvisor
CESH	1.0%	In cash	Based on gross assets at fair value

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

W. P. Carey 2019 10-K – 87

Notes to Consolidated Financial Statements

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

The performance obligation for investment structuring services is satisfied at a point in time upon the closing of an investment acquisition, when there is an enforceable right to payment, and control (as well as the risks and rewards) has been transferred. Determining when control transfers requires management to make judgments that affect the timing of revenue recognized. Payment is due either on the day of acquisition (current portion) or deferred, as described above (Note 6). We do not believe the deferral of the fees represents a significant financing component.

In addition, we may earn fees for dispositions and mortgage loan refinancings completed on behalf of the Managed Programs.

Reimbursable Costs from Affiliates

The existing Managed Programs reimburse us for certain personnel and overhead costs that we incur on their behalf, a summary of which is presented in the table below:

Managed Program	Payable	Description
CPA:18 – Global	In cash
Personnel and overhead costs, excluding those related to our legal transactions group, our senior management, and our investments team, are charged to CPA:18 – Global based on the average of the trailing 12-month aggregate reported revenues of the Managed Programs and us, and personnel costs are capped at 1.0%, 1.0%, and 2.0% of CPA:18 – Global’s pro rata lease revenues for 2019, 2018, and 2017, respectively; for the legal transactions group, costs are charged according to a fee schedule

CWI REITs	In cash
Actual expenses incurred, excluding those related to our senior management; allocated between the CWI REITs based on the percentage of their total pro rata hotel revenues for the most recently completed quarter

CESH	In cash	Actual expenses incurred

W. P. Carey 2019 10-K – 88

Notes to Consolidated Financial Statements

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

Other Transactions with Affiliates

Loans to Affiliates

From time to time, our Board has approved the making of secured and unsecured loans or lines of credit from us to certain of the Managed Programs, at our sole discretion, with each loan at a rate equal to the rate at which we are able to borrow funds under our Senior Unsecured Credit Facility (Note 11), generally for the purpose of facilitating acquisitions, construction funding, or for working capital purposes.

The following table sets forth certain information regarding our loans or lines of credit to affiliates (dollars in thousands):

	Interest Rate at December 31, 2019	Maturity Date at December 31, 2019	Maximum Loan Amount Authorized at December 31, 2019	Principal Outstanding Balance at December 31, (a)
Managed Program				2019	2018
CESH (b) (c)	LIBOR + 1.00%	10/1/2020	$65,000	$46,269	$14,461
CWI 1 (d)	N/A	N/A	25,000	—	41,637
CPA:18 – Global	N/A	N/A	50,000	—	—
CWI 2 (d)	N/A	N/A	25,000	—	—
				$46,269	$56,098
__________

(a)	Amounts exclude accrued interest of $1.5 million and $2.7 million at December 31, 2019 and 2018, respectively.

(b)	LIBOR means London Interbank Offered Rate.

(c)	In February 2020, we loaned an additional $5.5 million to CESH.

(d)	During the first quarter of 2020, loan authorization expiration dates for CWI 1 and CWI 2 were extended to the earlier of March 31, 2020 or the completion date of the CWI 1 and CWI 2 Proposed Merger.

Other

At December 31, 2019, we owned interests in nine jointly owned investments in real estate, with the remaining interests held by affiliates or third parties. We consolidate two such investments and account for the remaining seven investments under the equity method of accounting (Note 8). In addition, we owned stock of each of the existing Managed REITs and limited partnership units of CESH at that date. We account for these investments under the equity method of accounting or at fair value (Note 8).

W. P. Carey 2019 10-K – 89

Notes to Consolidated Financial Statements

Note 5. Land, Buildings and Improvements and Assets Held for Sale

Land, Buildings and Improvements — Operating Leases

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	December 31,
	2019	2018
Land	$1,875,065	$1,772,099
Buildings and improvements	7,828,439	6,945,513
Real estate under construction	69,604	63,114
Less: Accumulated depreciation	(950,452)	(724,550)
	$8,822,656	$8,056,176

During 2019, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro decreased by 1.9% to $1.1234 from $1.1450. As a result of this fluctuation in foreign currency exchange rates, the carrying value of our Land, buildings and improvements subject to operating leases decreased by $36.7 million from December 31, 2018 to December 31, 2019.

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

In connection with changes in lease classifications due to extensions of the underlying leases, we reclassified ten properties with an aggregate carrying value of $76.9 million from Net investments in direct financing leases to Land, buildings and improvements during 2019 (Note 6).

During the third quarter of 2019, we identified measurement period adjustments that impacted the provisional accounting for an investment classified as Land, buildings and improvements subject to operating leases, which was acquired in the CPA:17 Merger on October 31, 2018 (Note 3). As such, the CPA:17 Merger purchase price allocated to this investment decreased by approximately $5.7 million.

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $229.0 million, $162.6 million, and $143.9 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Acquisitions of Real Estate During 2019 — We entered into the following investments, which were deemed to be real estate asset acquisitions, at a total cost of $737.5 million, including land of $86.3 million, buildings of $523.3 million (including capitalized acquisition-related costs of $9.6 million), net lease intangibles of $134.9 million, a prepaid rent liability of $6.1 million, a debt premium of $0.8 million (related to the non-recourse mortgage loan assumed in connection with an acquisition, as described below), and net other liabilities assumed of $0.1 million:

•	an investment of $32.7 million for an educational facility in Portland, Oregon, on February 20, 2019;

•	an investment of $48.3 million for an office building in Morrisville, North Carolina, on March 7, 2019;

•
an investment of $37.6 million for a distribution center in Inwood, West Virginia, on March 27, 2019, which is encumbered by a non-recourse mortgage loan that we assumed on the date of acquisition with an outstanding principal balance of $20.2 million (Note 11);

•	an investment of $49.3 million for an industrial facility in Hurricane, Utah, on March 28, 2019;

•	an investment of $16.6 million for an industrial facility in Bensenville, Illinois, on March 29, 2019;

•	an investment of $10.2 million for two manufacturing and distribution centers in Westerville, Ohio, and North Wales, Pennsylvania, on May 21, 2019;

W. P. Carey 2019 10-K – 90

Notes to Consolidated Financial Statements

•	an investment of $24.5 million for eight manufacturing facilities in various locations in the United States and Mexico on May 31, 2019;

•	an investment of $18.8 million for a headquarters and warehouse facility in Statesville, North Carolina, on June 7, 2019;

•	an investment of $70.1 million for a headquarters and industrial facility in Conestoga, Pennsylvania, on June 27, 2019;

•	an investment of $30.1 million for three manufacturing and warehouse facilities in Hartford and Milwaukee, Wisconsin, on July 19, 2019;

•	an investment of $15.1 million for two manufacturing facilities in Brockville and Prescott, Canada, on July 24, 2019;

•	an investment of $16.4 million for an industrial facility in Dordrecht, the Netherlands, on September 26, 2019;

•	an investment of $53.2 million for three manufacturing facilities in York, Pennsylvania; Lexington, South Carolina; and Queretaro, Mexico, on October 3, 2019;

•	an investment of $9.9 million for a headquarters facility in Dearborn, Michigan, on October 3, 2019;

•
an investment of $39.1 million for six industrial and office facilities in Houston, Texas; Mason, Ohio; and Metairie, Louisiana, on November 5, 2019 (we also committed to fund an additional $2.5 million for an expansion at the facility in Mason, Ohio, which is expected to be completed in the second quarter of 2021);

•	an investment of $12.2 million for an industrial facility in Pardubice, Czech Republic, on November 26, 2019;

•
an investment of $38.0 million for two warehouse facilities in Brabrand, Denmark, and Arlandastad, Sweden, on November 29, 2019 and December 2, 2019 (we also recorded an estimated deferred tax liability of $1.2 million, with a corresponding increase to the asset value, since we assumed the tax basis of one of the acquired properties);

•	an investment of $1.8 million for three industrial facilities in Cortland, Illinois, and Madison and Monona, Wisconsin, on December 3, 2019;

•	an investment of $55.9 million for a retail facility in Hamburg, Pennsylvania, on December 12, 2019;

•	an investment of $94.1 million for a warehouse facility in Charlotte, North Carolina (located on the border with Fort Mill, South Carolina), on December 18, 2019;

•	an investment of $16.8 million for a headquarters and logistics facility in Buffalo Grove, Illinois, on December 20, 2019

•
an investment of $7.8 million for an industrial facility in Hvidovre, Denmark, on December 20, 2019 (we also recorded an estimated deferred tax liability of $0.5 million, with a corresponding increase to the asset value, since we assumed the tax basis of the acquired property); and

•	an investment of $38.9 million for a distribution center in Huddersfield, United Kingdom, on December 31, 2019.

The acquired net lease intangibles are comprised of (i) in-place lease intangible assets totaling $150.1 million, which have a weighted-average expected life of 19.9 years, (ii) below-market rent intangible liabilities totaling $16.1 million, which have a weighted-average expected life of 18.3 years, and (iii) an above-market rent intangible asset of $0.9 million, which has an expected life of 19.3 years.

During the year ended December 31, 2019, we committed to purchase a warehouse and distribution facility in Knoxville, Tennessee, for approximately $68.0 million upon completion of construction of the property, which is expected to take place during the second quarter of 2020.

During the year ended December 31, 2019, we committed to purchase two warehouse facilities in Hillerød and Hammelev, Denmark, for approximately $19.9 million (based on the exchange rate of the Danish krone at December 31, 2019) upon completion of construction of the properties. One property was completed in January 2020 (Note 20) and the second property is expected to be completed during the first quarter of 2020.

Acquisitions of Real Estate During 2018 — We entered into 15 investments, which were deemed to be real estate asset acquisitions, at a total cost of $806.9 million, including land of $126.4 million, buildings of $571.6 million (including capitalized acquisition-related costs of $17.3 million), net lease intangibles of $113.7 million, and net other liabilities assumed of $4.8 million.

In addition, as discussed in Note 3, we acquired 232 consolidated properties subject to existing operating leases in the CPA:17 Merger, which increased the carrying value of our Land, buildings and improvements subject to operating leases by $3.0 billion during the year ended December 31, 2018.

W. P. Carey 2019 10-K – 91

Notes to Consolidated Financial Statements

Acquisitions of Real Estate During 2017 — We entered into two investments, which were deemed to be real estate asset acquisitions, at a total cost of $31.8 million, including land of $4.8 million, buildings of $18.5 million (including capitalized acquisition-related costs of $0.1 million), and net lease intangibles of $8.5 million.

Dollar amounts are based on the exchange rates of the foreign currencies on the dates of activity, as applicable.

Real Estate Under Construction

During 2019, we capitalized real estate under construction totaling $129.0 million. The number of construction projects in progress with balances included in real estate under construction was three and four as of December 31, 2019 and 2018, respectively. Aggregate unfunded commitments totaled approximately $227.8 million and $204.5 million as of December 31, 2019 and 2018, respectively.

During 2019, we completed the following construction projects, at a total cost of $122.5 million:

•	an expansion project at a warehouse facility in Zabia Wola, Poland, in March 2019 at a cost totaling $5.6 million, including capitalized interest;

•	a built-to-suit project for a warehouse facility in Dillon, South Carolina, in March 2019 at a cost totaling $47.4 million, including capitalized interest;

•	an expansion project at a warehouse facility in Rotterdam, the Netherlands, in May 2019 at a cost totaling $20.4 million, including capitalized interest;

•	an expansion project at an industrial facility in Legnica, Poland, in June 2019 at a cost totaling $6.0 million

•	an expansion project at a warehouse facility in Kilgore, Texas, in October 2019 at a cost totaling $14.1 million;

•	a built-to-suit project for an industrial facility in Katowice, Poland, in November 2019 at a cost totaling $15.4 million; and

•	an expansion project at an industrial facility in McCalla, Alabama, in December 2019 at a cost totaling $13.6 million.

During 2019, we committed to fund an aggregate of $137.5 million (based on the exchange rate of the foreign currency at December 31, 2019, as applicable) for the following construction projects:

•
a warehouse expansion project for an existing tenant at an industrial and office facility in Marktheidenfeld, Germany, for an aggregate of $8.3 million, which we currently expect to complete in the second quarter of 2020;

•	an expansion project for an existing tenant at a warehouse facility in Wichita, Kansas, for an aggregate of $3.0 million, which we currently expect to complete in the third quarter of 2020;

•	a build-to-suit project for a headquarters and industrial facility in Langen, Germany, for an aggregate of $56.2 million, which we currently expect to be completed in the first quarter of 2021; and

•	a renovation project at a warehouse facility in Bowling Green, Kentucky, for an aggregate of $70.0 million, which we currently expect to be completed in the fourth quarter of 2021.

During 2018, we completed nine construction projects, at a total cost of $102.5 million, of which $39.8 million was capitalized during 2017.

During 2017, we completed five construction projects, at a total cost of $65.4 million, of which $35.5 million was capitalized during 2016.

Dollar amounts are based on the exchange rates of the foreign currencies on the dates of activity, as applicable.

Dispositions of Real Estate

During 2019, we sold 16 properties, which were classified as Land, buildings and improvements subject to operating leases. As a result, the carrying value of our Land, buildings and improvements subject to operating leases decreased by $84.3 million from December 31, 2018 to December 31, 2019.

W. P. Carey 2019 10-K – 92

Notes to Consolidated Financial Statements

Future Disposition of Real Estate

As of December 31, 2019, one of our tenants exercised its option to repurchase a property it is leasing for $0.6 million (the amount for the repurchase option is based on the exchange rate of the euro as of December 31, 2019). At December 31, 2019, the property’s asset carrying value approximated its sales price. This property was sold in February 2020 (Note 20).

Lease Termination Income and Other

For the year ended December 31, 2019, lease termination income and other on our consolidated statements of income included: (i) income of $9.1 million from receipt of proceeds from a bankruptcy claim on a prior tenant; (ii) income of $8.8 million related to a lease restructuring in May 2019 that led to the recognition of $6.6 million in rent receipts during the third and fourth quarters of 2019 on claims that were previously deemed uncollectible, and a related value-added tax refund of $2.2 million that was recognized in May 2019; and (iii) income of $6.2 million related to a lease termination and related master lease restructuring that occurred during the fourth quarter of 2019, for which payment will be received over the remaining lease term of properties held under that master lease.

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of income is as follows (in thousands):

Year Ended December 31, 2019
Lease income — fixed	$898,111
Lease income — variable (a)	89,873
Total operating lease income (b)	$987,984
__________

(a)	Includes (i) rent increases based on changes in the CPI and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

(b)	Excludes $98.4 million of interest income from direct financing leases that is included in Lease revenues in the consolidated statement of income for the year ended December 31, 2019.

Scheduled Future Lease Payments to be Received

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments) under non-cancelable operating leases at December 31, 2019 are as follows (in thousands):

Years Ending December 31,	Total
2020	$1,007,041
2021	992,378
2022	962,801
2023	924,275
2024	854,652
Thereafter	7,071,917
Total	$11,813,064

W. P. Carey 2019 10-K – 93

Notes to Consolidated Financial Statements

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments) under non-cancelable operating leases at December 31, 2018 are as follows (in thousands):

Years Ending December 31,	Total
2019	$920,044
2020	915,411
2021	896,083
2022	861,688
2023	802,509
Thereafter	6,151,480
Total	$10,547,215

See Note 6 for scheduled future lease payments to be received under non-cancelable direct financing leases.

Lease Cost

Certain information related to the total lease cost for operating leases is as follows (in thousands):

Year Ended December 31, 2019
Fixed lease cost	$14,503
Variable lease cost	1,186
Total lease cost	$15,689

During the year ended December 31, 2019, we received sublease income totaling approximately $5.4 million, which is included in Lease revenues in the consolidated statement of income.

Other Information

Supplemental balance sheet information related to ROU assets and lease liabilities is as follows (dollars in thousands):

	Location on Consolidated Balance Sheets	December 31, 2019
Operating ROU assets — land leases	In-place lease intangible assets and other	$114,209
Operating ROU assets — office leases	Other assets, net	7,519
Total operating ROU assets		$121,728

Operating lease liabilities	Accounts payable, accrued expenses and other liabilities	$87,658

Weighted-average remaining lease term — operating leases		38.2 years
Weighted-average discount rate — operating leases		7.8%
Number of land lease arrangements		64
Number of office space arrangements		6
Lease term range (excluding extension options not reasonably certain of being exercised)		1 – 100 years

Cash paid for operating lease liabilities included in Net cash provided by operating activities totaled $14.6 million for the year ended December 31, 2019. There are no land or office direct financing leases for which we are the lessee, therefore there are no related ROU assets or lease liabilities.

W. P. Carey 2019 10-K – 94

Notes to Consolidated Financial Statements

Undiscounted Cash Flows

A reconciliation of the undiscounted cash flows for operating leases recorded on the consolidated balance sheet within Accounts payable, accrued expenses and other liabilities as of December 31, 2019 is as follows (in thousands):

Years Ending December 31,	Total
2020	$14,197
2021	8,769
2022	8,006
2023	7,866
2024	6,728
Thereafter	251,844
Total lease payments	297,410
Less: amount of lease payments representing interest	(209,752)
Present value of future lease payments/lease obligations	$87,658

Scheduled future lease payments (excluding amounts paid directly by tenants) for the years subsequent to the year ended December 31, 2018 are: $14.5 million for 2019, $13.5 million for 2020, $7.9 million for 2021, $7.1 million for 2022, $7.0 million for 2023, and $246.7 million for the years thereafter.

Land, Buildings and Improvements — Operating Properties

At December 31, 2019, Land, buildings and improvements attributable to operating properties consisted of our investments in ten consolidated self-storage properties and one consolidated hotel. As of December 31, 2019, we reclassified another consolidated hotel to Assets held for sale, net, as described below. At December 31, 2018, Land, buildings and improvements attributable to operating properties consisted of our investments in 37 consolidated self-storage properties and two consolidated hotels. Below is a summary of our Land, buildings and improvements attributable to operating properties (in thousands):

	December 31,
	2019	2018
Land	$10,452	$102,478
Buildings and improvements	72,631	363,572
Real estate under construction	—	4,620
Less: Accumulated depreciation	(11,241)	(10,234)
	$71,842	$460,436

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

Depreciation expense on our buildings and improvements attributable to operating properties was $6.9 million, $4.2 million, and $4.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.

For the year ended December 31, 2019, Operating property revenues totaling $50.2 million were comprised of $39.5 million in lease revenues and $10.7 million in other income (such as food and beverage revenue) from 37 consolidated self-storage properties and two consolidated hotels. For the year ended December 31, 2018, Operating property revenues totaling $28.1 million were comprised of $20.9 million in lease revenues and $7.2 million in other income from 37 consolidated self-storage properties and three consolidated hotels. For the year ended December 31, 2017, Operating property revenues totaling $30.6 million were comprised of $22.3 million in lease revenues and $8.3 million in other income from two consolidated hotels. We derive self-storage revenue primarily from rents received from customers who rent storage space under month-to-month leases for personal or business use. We derive hotel revenue primarily from room rentals, as well as food, beverage, and other services.

W. P. Carey 2019 10-K – 95

Notes to Consolidated Financial Statements

Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	December 31,
	2019	2018
Land, buildings and improvements	$105,573	$—
Accumulated depreciation and amortization	(1,563)	—
Assets held for sale, net	$104,010	$—

At December 31, 2019, we had one hotel operating property classified as Assets held for sale, net, with an aggregate carrying value of $104.0 million. This property was sold in January 2020 for gross proceeds of $120.0 million (Note 20).

Note 6. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in direct financing leases, loans receivable, and deferred acquisition fees. Operating leases are not included in finance receivables. See Note 2 and Note 5 for information on ROU operating lease assets recognized in our consolidated balance sheets.

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	December 31,
	2019	2018
Lease payments receivable	$686,149	$1,160,977
Unguaranteed residual value	828,206	966,826
	1,514,355	2,127,803
Less: unearned income	(617,806)	(821,588)
	$896,549	$1,306,215

2019 — Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $98.4 million for the year ended December 31, 2019. During the year ended December 31, 2019, we sold six properties accounted for as direct financing leases that had an aggregate net carrying value of $255.0 million. During the year ended December 31, 2019, we reclassified ten properties with a carrying value of $76.9 million from Net investments in direct financing leases to Land, buildings and improvements in connection with changes in lease classifications due to extensions of the underlying leases (Note 5). During the year ended December 31, 2019, the U.S. dollar strengthened against the euro, resulting in an $5.5 million decrease in the carrying value of Net investments in direct financing leases from December 31, 2018 to December 31, 2019.

During the third quarter of 2019, we identified measurement period adjustments that impacted the provisional accounting for an investment classified as Net investments in direct financing leases, which was acquired in the CPA:17 Merger on October 31, 2018 (Note 3). Prior to the CPA:17 Merger, we already had a joint interest in this investment and accounted for it under the equity method (subsequent to the CPA:17 Merger, we consolidated this wholly owned investment). As such, the CPA:17 Merger purchase price allocated to this investment decreased by approximately $21.0 million. In addition, we recorded a loss on change in control of interests of $8.4 million during the third quarter of 2019, reflecting adjustments to the difference between our carrying value and the preliminary estimated fair value of this former equity interest on October 31, 2018. We also recorded impairment charges totaling $25.8 million on this investment during the third quarter of 2019 (Note 9).

2018 — Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $74.2 million for the year ended December 31, 2018. In connection with the CPA:17 Merger in October 2018, we acquired 40 consolidated properties subject to direct financing leases with a total fair value of $626.0 million (Note 3).

W. P. Carey 2019 10-K – 96

Notes to Consolidated Financial Statements

2017 — Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $66.2 million for the year ended December 31, 2017.

Scheduled Future Lease Payments to be Received

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments) under non-cancelable direct financing leases at December 31, 2019 are as follows (in thousands):

Years Ending December 31,	Total
2020	$86,334
2021	85,061
2022	75,865
2023	69,406
2024	64,636
Thereafter	304,847
Total	$686,149

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments) under non-cancelable direct financing leases at December 31, 2018 are as follows (in thousands):

Years Ending December 31,	Total
2019 (a)	$373,632
2020	98,198
2021	95,181
2022	85,801
2023	80,033
Thereafter	428,132
Total	$1,160,977
__________

(a)
Includes total rents owed and a bargain purchase option amount (for an aggregate of $275.4 million as of December 31, 2018) from The New York Times Company, a tenant at one of our properties, which exercised its bargain purchase option and repurchased the property in December 2019.

See Note 5 for scheduled future lease payments to be received under non-cancelable operating leases.

Loans Receivable

At December 31, 2018, we had four loans receivable related to a domestic investment with an aggregate carrying value of $57.7 million. In October 2019, two of these loans receivable were repaid in full to us for $10.0 million. In addition, at December 31, 2018, we had a loan receivable representing the expected future payments under a sales type lease with a carrying value of $9.5 million. In June 2019, this loan receivable was repaid in full to us for $9.3 million (Note 17). Our loans receivable are included in Other assets, net in the consolidated financial statements, and had an aggregate carrying value of $47.7 million at December 31, 2019. Earnings from our loans receivable are included in Lease termination income and other in the consolidated financial statements, and totaled $6.2 million, $1.8 million, and $0.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

W. P. Carey 2019 10-K – 97

Notes to Consolidated Financial Statements

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. At both December 31, 2019 and 2018, none of the balances of our finance receivables were past due. Other than the lease extensions noted under Net Investments in Direct Financing Leases above, there were no material modifications of finance receivables during the year ended December 31, 2019.

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

A summary of our finance receivables by internal credit quality rating, excluding our deferred acquisition fees receivable, is as follows (dollars in thousands):

	Number of Tenants / Obligors at December 31,		Carrying Value at December 31,
Internal Credit Quality Indicator	2019	2018	2019	2018
1 – 3	28	36	$798,108	$1,135,321
4	8	10	146,178	227,591
5	—	1	—	10,580
			$944,286	$1,373,492

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

	Real Estate	Investment Management	Total
Balance at January 1, 2017	$572,313	$63,607	$635,920
Foreign currency translation adjustments	8,040	—	8,040
Balance at December 31, 2017	580,353	63,607	643,960
Acquisition of CPA:17 – Global (Note 3)	280,306	—	280,306
Foreign currency translation adjustments	(3,322)	—	(3,322)
Balance at December 31, 2018	857,337	63,607	920,944
CPA:17 Merger measurement period adjustments (Note 3)	15,802	—	15,802
Foreign currency translation adjustments	(2,058)	—	(2,058)
Balance at December 31, 2019	$871,081	$63,607	$934,688

W. P. Carey 2019 10-K – 98

Notes to Consolidated Financial Statements

Current accounting guidance requires that we test for the recoverability of goodwill at the reporting unit level. The test for recoverability must be conducted at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We performed our annual test for impairment in October 2019 for goodwill recorded in both segments and found no impairment indicated.

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	December 31,
	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$19,582	$(13,491)	$6,091	$18,924	$(10,672)	$8,252
Trade name	3,975	(1,991)	1,984	3,975	(1,196)	2,779
	23,557	(15,482)	8,075	22,899	(11,868)	11,031
Lease Intangibles:
In-place lease	2,072,642	(676,008)	1,396,634	1,960,437	(496,096)	1,464,341
Above-market rent	909,139	(398,294)	510,845	925,797	(330,935)	594,862
Below-market ground lease (a)	—	—	—	42,889	(2,367)	40,522
	2,981,781	(1,074,302)	1,907,479	2,929,123	(829,398)	2,099,725
Indefinite-Lived Goodwill and Intangible Assets
Goodwill	934,688	—	934,688	920,944	—	920,944
Below-market ground lease (a)	—	—	—	6,302	—	6,302
	934,688	—	934,688	927,246	—	927,246
Total intangible assets	$3,940,026	$(1,089,784)	$2,850,242	$3,879,268	$(841,266)	$3,038,002

Finite-Lived Intangible Liabilities
Below-market rent	$(268,515)	$74,484	$(194,031)	$(253,633)	$57,514	$(196,119)
Above-market ground lease (a)	—	—	—	(15,961)	3,663	(12,298)
	(268,515)	74,484	(194,031)	(269,594)	61,177	(208,417)
Indefinite-Lived Intangible Liabilities
Below-market purchase option	(16,711)	—	(16,711)	(16,711)	—	(16,711)
Total intangible liabilities	$(285,226)	$74,484	$(210,742)	$(286,305)	$61,177	$(225,128)

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

During 2019, the U.S. dollar strengthened against the euro, resulting in a decrease of $10.5 million in the carrying value of our net intangible assets from December 31, 2018 to December 31, 2019. Net amortization of intangibles, including the effect of foreign currency translation, was $272.0 million, $174.1 million, and $157.8 million for the years ended December 31, 2019, 2018, and 2017, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues; amortization of internal-use software development, trade name, and in-place lease intangibles is included in Depreciation and amortization; and amortization of above-market ground lease and below-market ground lease intangibles was included in Property expenses, excluding reimbursable tenant costs, prior to the reclassification of above-

W. P. Carey 2019 10-K – 99

Notes to Consolidated Financial Statements

market ground lease and below-market ground lease intangibles to ROU assets in the first quarter of 2019, as described above and in Note 2.

Based on the intangible assets and liabilities recorded at December 31, 2019, scheduled annual net amortization of intangibles for each of the next five calendar years and thereafter is as follows (in thousands):

Years Ending December 31,	Net Decrease in Lease Revenues	Increase to Amortization	Total
2020	$55,165	$189,081	$244,246
2021	50,656	173,294	223,950
2022	43,208	160,116	203,324
2023	39,144	148,999	188,143
2024	34,192	134,364	168,556
Thereafter	94,449	598,855	693,304
Total	$316,814	$1,404,709	$1,721,523

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

The following table presents Equity in earnings of equity method investments in the Managed Programs and real estate, which represents our proportionate share of the income or losses of these investments, as well as certain adjustments related to amortization of basis differences related to purchase accounting adjustments (in thousands):

	Years Ended December 31,
	2019	2018	2017
Distributions of Available Cash (Note 4)	$21,489	$46,609	$47,862
Proportionate share of equity in earnings of equity method investments in the Managed Programs	862	3,896	5,156
Amortization of basis differences on equity method investments in the Managed Programs	(1,483)	(2,332)	(1,336)
Total equity in earnings of equity method investments in the Managed Programs	20,868	48,173	51,682
Equity in earnings of equity method investments in real estate	3,408	15,585	15,452
Amortization of basis differences on equity method investments in real estate	(1,047)	(2,244)	(2,384)
Total equity in earnings of equity method investments in real estate	2,361	13,341	13,068
Equity in earnings of equity method investments in the Managed Programs and real estate	$23,229	$61,514	$64,750

Managed Programs

We own interests in the Managed Programs and account for these interests under the equity method because, as their advisor, we do not exert control over, but we do have the ability to exercise significant influence over, the Managed Programs. Operating results of the Managed Programs are included in the Investment Management segment.

W. P. Carey 2019 10-K – 100

Notes to Consolidated Financial Statements

The following table sets forth certain information about our investments in the Managed Programs (dollars in thousands):

	% of Outstanding Shares Owned at		Carrying Amount of Investment at
	December 31,		December 31,
Fund	2019	2018	2019	2018
CPA:18 – Global (a)	3.851%	3.446%	$42,644	$39,600
CPA:18 – Global operating partnership	0.034%	0.034%	209	209
CWI 1 (a)	3.943%	3.062%	49,032	38,600
CWI 1 operating partnership	0.015%	0.015%	186	186
CWI 2 (a)	3.755%	2.807%	33,669	25,200
CWI 2 operating partnership	0.015%	0.015%	300	300
CESH (b)	2.430%	2.430%	3,527	3,495
			$129,567	$107,590

__________

(a)	During 2019, we received asset management revenue from the Managed REITs in shares of their common stock, which increased our ownership percentage in each of the Managed REITs (Note 4).

(b)	Investment is accounted for at fair value.

CPA:17 – Global — On October 31, 2018, we acquired all of the remaining interests in CPA:17 – Global and the CPA:17 – Global operating partnership in the CPA:17 Merger (Note 3). We received distributions from this investment during the years ended December 31, 2018 and 2017 of $10.1 million and $8.4 million, respectively. We received distributions from our investment in the CPA:17 – Global operating partnership during the years ended December 31, 2018 and 2017 of $26.3 million and $26.7 million, respectively (Note 4).

CPA:18 – Global — The carrying value of our investment in CPA:18 – Global at December 31, 2019 includes asset management fees receivable, for which 55,421 shares of CPA:18 – Global class A common stock were issued during the first quarter of 2020. We received distributions from this investment during the years ended December 31, 2019, 2018, and 2017 of $3.3 million, $2.6 million, and $1.7 million, respectively. We received distributions from our investment in the CPA:18 – Global operating partnership during the years ended December 31, 2019, 2018, and 2017 of $8.1 million, $9.7 million, and $8.7 million, respectively (Note 4).

CWI 1 — The carrying value of our investment in CWI 1 at December 31, 2019 includes asset management fees receivable, for which 106,386 shares of CWI 1 common stock were issued during the first quarter of 2020. We received distributions from this investment during the years ended December 31, 2019, 2018, and 2017 of $2.7 million, $2.0 million, and $1.1 million, respectively. We received distributions from our investment in the CWI 1 operating partnership during the years ended December 31, 2019, 2018, and 2017 of $7.1 million, $5.1 million, and $7.5 million, respectively (Note 4).

CWI 2 — The carrying value of our investment in CWI 2 at December 31, 2019 includes asset management fees receivable, for which 78,392 shares of class A common stock of CWI 2 were issued during the first quarter of 2020. We received distributions from this investment during the years ended December 31, 2019, 2018 and 2017 of $1.6 million, $1.1 million, and $0.4 million, respectively. We received distributions from our investment in the CWI 2 operating partnership during the years ended December 31, 2019, 2018, and 2017 of $6.3 million, $5.5 million, and $5.1 million, respectively (Note 4).

CESH — We have elected to account for our investment in CESH at fair value by selecting the equity method fair value option available under GAAP. We record our investment in CESH on a one quarter lag; therefore, the balance of our equity method investment in CESH recorded as of December 31, 2019 is based on the estimated fair value of our investment as of September 30, 2019. We did not receive distributions from this investment during the years ended December 31, 2019, 2018, or 2017.

At December 31, 2019 and 2018, the aggregate unamortized basis differences on our equity investments in the Managed Programs were $47.0 million and $35.2 million, respectively.

W. P. Carey 2019 10-K – 101

Notes to Consolidated Financial Statements

The following tables present estimated combined summarized financial information for the Managed Programs. Amounts provided are expected total amounts attributable to the Managed Programs and do not represent our proportionate share (in thousands):

	December 31,
	2019	2018
Net investments in real estate	$5,291,051	$5,417,770
Other assets	959,358	1,019,783
Total assets	6,250,409	6,437,553
Debt	(3,366,138)	(3,474,126)
Accounts payable, accrued expenses and other liabilities	(517,803)	(467,758)
Total liabilities	(3,883,941)	(3,941,884)
Noncontrolling interests	(130,656)	(146,799)
Stockholders’ equity	$2,235,812	$2,348,870

	Years Ended December 31,
	2019	2018	2017
Revenues	$1,184,585	$1,562,688	$1,637,198
Expenses	(1,142,286)	(1,368,051)	(1,456,842)
Income from continuing operations	$42,299	$194,637	$180,356
Net income attributable to the Managed Programs (a) (b)	$8,505	$121,503	$127,130
__________

(a)
Includes impairment charges recognized by the Managed Programs totaling $34.4 million and $19.5 million during the years ended December 31, 2018 and 2017, respectively. These impairment charges reduced our income earned from these investments by $1.6 million and $0.8 million during the years ended December 31, 2018 and 2017, respectively. The Managed Programs did not recognize impairment charges during the year ended December 31, 2019.

(b)
Amounts included net gains on sale of real estate recorded by the Managed Programs totaling $55.7 million, $114.3 million, and $22.3 million for the years ended December 31, 2019, 2018, and 2017, respectively. These net gains on sale of real estate increased our income earned from these investments by $2.2 million, $3.9 million, and $0.6 million during the years ended December 31, 2019, 2018, and 2017, respectively.

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

W. P. Carey 2019 10-K – 102

Notes to Consolidated Financial Statements

The following table sets forth our ownership interests in our equity investments in real estate, excluding the Managed Programs, and their respective carrying values (dollars in thousands):

		Ownership Interest at	Carrying Value at December 31,
Lessee	Co-owner	December 31, 2019	2019	2018
Johnson Self Storage (a)	Third Party	90%	$70,690	$73,475
Kesko Senukai (b)	Third Party	70%	46,475	52,432
Bank Pekao (b)	CPA:18 – Global	50%	26,388	29,086
BPS Nevada, LLC (c)	Third Party	15%	22,900	22,292
State Farm Mutual Automobile Insurance Co.	CPA:18 – Global	50%	17,232	18,927
Apply Sørco AS (d) (e)	CPA:18 – Global	49%	8,040	7,483
Fortenova Grupa d.d. (formerly Konzum d.d.) (b)	CPA:18 – Global	20%	2,712	2,858
Beach House JV, LLC (f)	Third Party	N/A	—	15,105
			$194,437	$221,658

__________

(a)
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

(e)
During the first quarter of 2019, we identified measurement period adjustments that impacted the provisional accounting for this investment, which was acquired in the CPA:17 Merger on October 31, 2018 (Note 3). As such, the CPA:17 Merger purchase price allocated to this jointly owned investment increased by approximately $5.2 million, of which our proportionate share was $2.6 million.

(f)	On February 27, 2019, we received a full repayment of our preferred equity interest in this investment totaling $15.0 million. As a result, this preferred equity interest is now retired.

W. P. Carey 2019 10-K – 103

Notes to Consolidated Financial Statements

The following tables present estimated combined summarized financial information of our equity investments, excluding the Managed Programs. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (in thousands):

	December 31,
	2019	2018
Net investments in real estate	$729,442	$769,643
Other assets	32,983	31,227
Total assets	762,425	800,870
Debt	(455,876)	(469,343)
Accounts payable, accrued expenses and other liabilities	(32,049)	(28,648)
Total liabilities	(487,925)	(497,991)
Stockholders’ equity	$274,500	$302,879

	Years Ended December 31,
	2019	2018	2017
Revenues	$66,608	$60,742	$57,377
Expenses	(71,977)	(28,422)	(22,231)
(Loss) income from continuing operations	$(5,369)	$32,320	$35,146
Net (loss) income attributable to the jointly owned investments	$(5,369)	$32,320	$35,146

We received aggregate distributions of $17.0 million, $17.8 million, and $16.0 million from our other unconsolidated real estate investments for the years ended December 31, 2019, 2018, and 2017, respectively. At December 31, 2019 and 2018, the aggregate unamortized basis differences on our unconsolidated real estate investments were $25.2 million and $23.7 million, respectively.

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

W. P. Carey 2019 10-K – 104

Notes to Consolidated Financial Statements

The stock warrants were measured at fair value using valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3 because these assets are not traded in an active market.

Equity Investment in CESH — We have elected to account for our investment in CESH, which is included in Equity investments in the Managed Programs and real estate in the consolidated financial statements, at fair value by selecting the equity method fair value option available under GAAP (Note 8). We classified this investment as Level 3 because we primarily used valuation models that incorporate unobservable inputs to determine its fair value. The fair value of our equity investment in CESH approximated its carrying value as of December 31, 2019 and 2018.

Investment in Shares of a Cold Storage Operator — We have elected to apply the measurement alternative under ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10) to account for our investment in shares of a cold storage operator, which is included in Other assets, net in the consolidated financial statements. Under this alternative, the carrying value is adjusted for any impairments or changes in fair value resulting from observable transactions for similar or identical investments in the issuer. We classified this investment as Level 3 because it is not traded in an active market. During the year ended December 31, 2019, we recognized unrealized gains on our investment in shares of a cold storage operator totaling $32.9 million, due to additional outside investments at a higher price per share, which was recorded within Other gains and (losses) in the consolidated financial statements. In addition, during the first quarter of 2019, we identified measurement period adjustments that impacted the provisional accounting for this investment, which was acquired in the CPA:17 Merger on October 31, 2018 (Note 3). As such, the CPA:17 Merger purchase price allocated to this investment decreased by approximately $3.0 million. The fair value of this investment approximated its carrying value, which was $146.2 million and $116.3 million at December 31, 2019 and 2018, respectively.

Investment in Shares of GCIF — In August 2017, we resigned as the advisor to CCIF, effective as of September 11, 2017 (Note 1). As such, we reclassified our investment in shares of CCIF (known since October 23, 2017 as GCIF) from Equity investments in the Managed Programs and real estate to Other assets, net in our consolidated balance sheets and accounted for it under the cost method, since we no longer shared decision-making responsibilities with the third-party investment partner. We received distributions from our investment in CCIF during the year ended December 31, 2017 of $0.9 million, which was included within Equity in earnings of equity method investments in the Managed Programs and real estate in the consolidated statements of income. Following our resignation as the advisor to CCIF in the third quarter of 2017, distributions of earnings from GCIF are recorded within Other gains and (losses) in the consolidated financial statements.

Following our adoption of ASU 2016-01, effective January 1, 2018, (Note 2), we account for our investment in shares of GCIF at fair value. We classified this investment as Level 2 because we used a quoted price from an inactive market to determine its fair value. During the year ended December 31, 2019, we redeemed a portion of our investment in shares of GCIF for approximately $9.7 million and recognized a net loss of $0.6 million, which was included within Other gains and (losses) in the consolidated statements of income. Distributions of earnings from GCIF and unrealized gains or losses recognized on GCIF are recorded within Other gains and (losses) in the consolidated financial statements. During the year ended December 31, 2019, we recognized unrealized losses on our investment in shares of GCIF totaling $1.1 million, due to a decrease in the NAV of the investment. The fair value of our investment in shares of GCIF approximated its carrying value, which was $12.2 million and $23.6 million at December 31, 2019 and 2018, respectively.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the years ended December 31, 2019 or 2018. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements.

Our other material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		December 31, 2019		December 31, 2018
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Unsecured Notes, net (a) (b) (c)	2	$4,390,189	$4,682,432	$3,554,470	$3,567,593
Non-recourse mortgages, net (a) (b) (d)	3	1,462,487	1,487,892	2,732,658	2,737,861
__________

W. P. Carey 2019 10-K – 105

Notes to Consolidated Financial Statements

(a)
The carrying value of Senior Unsecured Notes, net (Note 11) includes unamortized deferred financing costs of $22.8 million and $19.7 million at December 31, 2019 and 2018, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of $0.6 million and $0.8 million at December 31, 2019 and 2018, respectively.

(b)
The carrying value of Senior Unsecured Notes, net includes unamortized discount of $20.5 million and $15.8 million at December 31, 2019 and 2018, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $6.2 million and $21.8 million at December 31, 2019 and 2018, respectively.

(c)	We determined the estimated fair value of the Senior Unsecured Notes using observed market prices in an open market with limited trading volume.

(d)
We determined the estimated fair value of our non-recourse mortgage loans using a discounted cash flow model that estimates the present value of the future loan payments by discounting such payments at current estimated market interest rates. The estimated market interest rates consider interest rate risk and the value of the underlying collateral, which includes quality of the collateral, the credit quality of the tenant/obligor, and the time until maturity.

We estimated that our other financial assets and liabilities, including amounts outstanding under our Senior Unsecured Credit Facility (Note 11) and our loans receivable, but excluding net investments in direct financing leases, had fair values that approximated their carrying values at both December 31, 2019 and 2018.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. Our impairment policies are described in Note 2.

The following table presents information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (in thousands):

	Year Ended December 31, 2019		Year Ended December 31, 2018		Year Ended December 31, 2017
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges
Net investments in direct financing leases	$33,115	$31,194	$—	$—	$—	$—
Land, buildings and improvements and intangibles	1,012	1,345	7,797	4,790	2,914	2,769
		$32,539		$4,790		$2,769

Impairment charges, and their related triggering events and fair value measurements, recognized during 2019, 2018, and 2017 were as follows:

Net Investments in Direct Financing Leases

2019 — During the year ended December 31, 2019, we recognized impairment charges totaling $31.2 million on five properties accounted for as Net investments in direct financing leases, primarily due to a lease restructuring, based on the cash flows expected to be derived from the underlying assets (discounted at the rate implicit in the lease), in accordance with ASC 310, Receivables.

Land, Buildings and Improvements and Intangibles

2019 — During the year ended December 31, 2019, we recognized an impairment charge of $1.3 million on a property in order to reduce the carrying value of the property to its estimated fair value. The fair value measurement for this property approximated its estimated selling price, and this property was sold in February 2020 (Note 20).

W. P. Carey 2019 10-K – 106

Notes to Consolidated Financial Statements

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

2017 — During the year ended December 31, 2017, we recognized impairment charges totaling $2.8 million on two properties in order to reduce the carrying values of the properties to their estimated fair values. The tenant in one of the properties filed for bankruptcy and the fair value measurement for the property was based on the average sales price per square foot of comparable properties that were sold during 2017 by other entities. We recognized an impairment charge of $2.2 million on this property, which was sold in August 2019. The fair value measurement for the other property approximated its estimated selling price and we recognized an impairment charge of $0.6 million on this property, which was sold in March 2018.

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

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For derivatives designated and that qualify as cash flow hedges, the change in fair value of the derivative is recognized in Other comprehensive (loss) income until the hedged item is recognized in earnings. Gains and losses on the cash flow hedges representing hedge components excluded from the assessment of effectiveness are recognized in earnings over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with our accounting policy election. Such gains and losses are recorded within Other gains and (losses) or Interest expense in our consolidated statements of income. The earnings recognition of excluded components is presented in the same line item as the hedged transactions. For derivatives designated and that qualify as a net investment hedge, the change in the fair value and/or the net settlement of the derivative is reported in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. Amounts are reclassified out of Other comprehensive (loss) income into earnings (within Gain on sale of real estate, net, in our consolidated statements of income) when the hedged net investment is either sold or substantially liquidated.

W. P. Carey 2019 10-K – 107

Notes to Consolidated Financial Statements

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both December 31, 2019 and 2018, no cash collateral had been posted nor received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Foreign currency collars	Other assets, net	$14,460	$8,536	$—	$—
Foreign currency forward contracts	Other assets, net	9,689	22,520	—	—
Interest rate caps	Other assets, net	1	56	—	—
Interest rate swaps	Other assets, net	—	1,435	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(4,494)	(3,387)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(1,587)	(1,679)
		24,150	32,547	(6,081)	(5,066)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	5,000	5,500	—	—
Interest rate swap (a)	Other assets, net	8	—	—	—
Foreign currency forward contracts	Other assets, net	—	7,144	—	—
Interest rate swaps (a)	Accounts payable, accrued expenses and other liabilities	—	—	(93)	(343)
		5,008	12,644	(93)	(343)
Total derivatives		$29,158	$45,191	$(6,174)	$(5,409)
__________

(a)	These interest rate swaps do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the underlying variable-rate debt.

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive (Loss) Income (a)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2019	2018	2017
Foreign currency collars	$5,997	$9,029	$(19,220)
Foreign currency forward contracts	(4,253)	(1,905)	(19,120)
Interest rate swaps	(1,666)	(1,560)	1,550
Interest rate caps	219	(68)	(29)
Derivatives in Net Investment Hedging Relationships (b)
Foreign currency collars	10	—	—
Foreign currency forward contracts	7	(2,630)	(5,652)
Total	$314	$2,866	$(42,471)

W. P. Carey 2019 10-K – 108

Notes to Consolidated Financial Statements

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive (Loss) Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2019	2018	2017
Foreign currency forward contracts	Other gains and (losses)	$9,582	$6,533	$6,845
Foreign currency collars	Other gains and (losses)	5,759	2,359	3,650
Interest rate swaps and caps	Interest expense	(2,256)	(400)	(1,294)
Derivatives in Net Investment Hedging Relationships
Foreign currency forward contracts (c)	Gain on sale of real estate, net	—	7,609	—
Total		$13,085	$16,101	$9,201

__________

(a)	Excludes net losses of $1.4 million, $0.6 million and $1.0 million, recognized on unconsolidated jointly owned investments for the years ended December 31, 2019, 2018, and 2017, respectively.

(b)	The changes in fair value of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive (loss) income.

(c)
We reclassified net foreign currency transaction gains from net investment hedge foreign currency forward contracts related to our Australian investments from Accumulated other comprehensive loss to Gain on sale of real estate, net (as an increase to Gain on sale of real estate, net) in connection with the disposal of all of our Australian investments in December 2018 (Note 14, Note 17).

Amounts reported in Other comprehensive (loss) income related to interest rate swaps will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive (loss) income related to foreign currency derivative contracts will be reclassified to Other gains and (losses) when the hedged foreign currency contracts are settled. As of December 31, 2019, we estimate that an additional $1.9 million and $9.3 million will be reclassified as interest expense and other gains, respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2019	2018	2017
Foreign currency forward contracts	Other gains and (losses)	$575	$356	$(53)
Stock warrants	Other gains and (losses)	(500)	(99)	(67)
Interest rate swaps	Interest expense	265	—	—
Foreign currency collars	Other gains and (losses)	184	455	(754)
Interest rate swaps	Other gains and (losses)	(118)	(20)	18
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Interest expense	(941)	286	693
Interest rate caps	Interest expense	(220)	—	—
Foreign currency forward contracts	Other gains and (losses)	(132)	132	(75)
Foreign currency collars	Other gains and (losses)	7	18	(32)
Total		$(880)	$1,128	$(270)

See below for information on our purposes for entering into derivative instruments.

W. P. Carey 2019 10-K – 109

Notes to Consolidated Financial Statements

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

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at December 31, 2019 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2019 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	5	76,028	USD	$(3,122)
Interest rate swaps	2	49,655	EUR	(1,372)
Interest rate cap	1	11,388	EUR	1
Interest rate cap	1	6,394	GBP	—
Not Designated as Hedging Instruments
Interest rate swap (b)	1	4,608	EUR	(93)
Interest rate swap (b)	1	7,750	USD	8
				$(4,578)
__________

(a)	Fair value amounts are based on the exchange rate of the euro or British pound sterling at December 31, 2019, as applicable.

(b)	These interest rate swaps do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the underlying variable-rate debt.

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

W. P. Carey 2019 10-K – 110

Notes to Consolidated Financial Statements

The following table presents the foreign currency derivative contracts we had outstanding at December 31, 2019 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2019
Designated as Cash Flow Hedging Instruments
Foreign currency collars	86	277,624	EUR	$11,696
Foreign currency forward contracts	10	30,376	EUR	9,671
Foreign currency collars	61	44,000	GBP	1,162
Foreign currency forward contract	1	729	NOK	18
Foreign currency collars	3	2,000	NOK	7
Designated as Net Investment Hedging Instruments
Foreign currency collar	1	2,500	NOK	8
				$22,562

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of December 31, 2019. At December 31, 2019, our total credit exposure and the maximum exposure to any single counterparty was $23.0 million and $7.2 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At December 31, 2019, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $9.6 million and $7.3 million at December 31, 2019 and 2018, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at December 31, 2019 or 2018, we could have been required to settle our obligations under these agreements at their aggregate termination value of $9.9 million and $7.6 million, respectively.

Net Investment Hedges

We have completed five offerings of euro-denominated senior notes, each with a principal amount of €500.0 million, which we refer to as the 2.0% Senior Notes due 2023, 2.25% Senior Notes due 2024, 2.250% Senior Notes due 2026, 2.125% Senior Notes due 2027, and 1.350% Senior Notes due 2028 (Note 11). In addition, at December 31, 2019, the amounts borrowed in Japanese yen, euro, and British pound sterling outstanding under our Unsecured Revolving Credit Facility (Note 11) were ¥2.4 billion, €117.0 million, and £36.0 million, respectively. These borrowings are designated as, and are effective as, economic hedges of our net investments in foreign entities. Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our borrowings under our euro-denominated senior notes and changes in the value of our euro and Japanese yen borrowings under our Unsecured Revolving Credit Facility, related to changes in the spot rates, will be reported in the same manner as foreign currency translation adjustments, which are recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. Such gains (losses) related to non-derivative net investment hedges were $33.4 million, $66.3 million, and $(163.9) million for the years ended December 31, 2019, 2018, and 2017, respectively.

At December 31, 2019, we also had foreign currency forward contracts that were designated as net investment hedges, as discussed in “Derivative Financial Instruments” above.

W. P. Carey 2019 10-K – 111

Notes to Consolidated Financial Statements

Note 11. Debt

Senior Unsecured Credit Facility

On February 22, 2017, we entered into the Third Amended and Restated Credit Facility (the “Credit Agreement”), which provided for a $1.5 billion unsecured revolving credit facility (our “Unsecured Revolving Credit Facility”), a €236.3 million term loan, and a $100.0 million delayed draw term loan, which we refer to collectively as the “Senior Unsecured Credit Facility”. The aggregate principal amount (of revolving and term loans) available under the Credit Agreement may be increased up to an amount not to exceed the U.S. dollar equivalent of $2.35 billion, subject to the conditions to increase provided in the Credit Agreement. The Unsecured Revolving Credit Facility is used for working capital needs, for acquisitions, and for other general corporate purposes, including the repayment of certain non-recourse mortgage loans. The Credit Agreement permits borrowing under the Unsecured Revolving Credit Facility in certain currencies other than U.S. dollars.

On February 20, 2020, we amended and restated our Senior Unsecured Credit Facility (our “Amended Credit Facility”), increasing the capacity of our unsecured line of credit to $2.1 billion and extending the maturity dates of our revolving line of credit, term loan, and delayed draw term loan to five years (Note 20).

At December 31, 2019, our Unsecured Revolving Credit Facility had available capacity of $1.3 billion. We incur an annual facility fee of 0.20% of the total commitment on our Unsecured Revolving Credit Facility.

The following table presents a summary of our Senior Unsecured Credit Facility (dollars in thousands):

	Interest Rate at December 31, 2019 (a)	Maturity Date at December 31, 2019	Principal Outstanding Balance at December 31,
Senior Unsecured Credit Facility			2019	2018
Unsecured Revolving Credit Facility: (b)
Unsecured Revolving Credit Facility — borrowing in euros (c)	EURIBOR + 1.00%	2/22/2021	$131,438	$69,273
Unsecured revolving credit facility — borrowing in British pounds sterling	GBP LIBOR + 1.00%	2/22/2021	47,534	—
Unsecured Revolving Credit Facility — borrowing in Japanese yen	JPY LIBOR + 1.00%	2/22/2021	22,295	22,290
			$201,267	$91,563
__________

(a)	The applicable interest rate at December 31, 2019 was based on the credit rating for our Senior Unsecured Notes of BBB/Baa2.

(b)	On February 20, 2020, we entered into our Amended Credit Facility, extending the maturity date of our revolving line of credit to five years (Note 20).

(c)	EURIBOR means Euro Interbank Offered Rate.

Senior Unsecured Notes

As set forth in the table below, we have euro and U.S. dollar-denominated senior unsecured notes outstanding with an aggregate principal balance outstanding of $4.4 billion at December 31, 2019 (the “Senior Unsecured Notes”). On June 14, 2019, we completed an underwritten public offering of $325.0 million of 3.850% Senior Notes due 2029, at a price of 98.876% of par value. These 3.850% Senior Notes due 2029 have a 10.1-year term and are scheduled to mature on July 15, 2029. On September 19, 2019, we completed a public offering of €500.0 million of 1.350% Senior Notes due 2028, at a price of 99.266% of par value, issued by our wholly owned finance subsidiary, WPC Eurobond B.V., and fully and unconditionally guaranteed by us. These 1.350% Senior Notes due 2028 have an 8.6-year term and are scheduled to mature on April 15, 2028.

W. P. Carey 2019 10-K – 112

Notes to Consolidated Financial Statements

Interest on the Senior Unsecured Notes is payable annually in arrears for our euro-denominated senior notes and semi-annually for U.S. dollar-denominated senior notes. The Senior Unsecured Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 30 to 35 basis points. The following table presents a summary of our Senior Unsecured Notes outstanding at December 31, 2019 (currency in millions):

		Principal Amount	Price of Par Value	Original Issue Discount	Effective Interest Rate	Coupon Rate	Maturity Date	Principal Outstanding Balance at December 31,
Senior Unsecured Notes, net (a)	Issue Date							2019	2018
2.0% Senior Notes due 2023	1/21/2015	€500.0	99.220%	$4.6	2.107%	2.0%	1/20/2023	$561.7	$572.5
4.6% Senior Notes due 2024	3/14/2014	$500.0	99.639%	$1.8	4.645%	4.6%	4/1/2024	500.0	500.0
2.25% Senior Notes due 2024	1/19/2017	€500.0	99.448%	$2.9	2.332%	2.25%	7/19/2024	561.7	572.5
4.0% Senior Notes due 2025	1/26/2015	$450.0	99.372%	$2.8	4.077%	4.0%	2/1/2025	450.0	450.0
2.250% Senior Notes due 2026	10/9/2018	€500.0	99.252%	$4.3	2.361%	2.250%	4/9/2026	561.7	572.5
4.25% Senior Notes due 2026	9/12/2016	$350.0	99.682%	$1.1	4.290%	4.25%	10/1/2026	350.0	350.0
2.125% Senior Notes due 2027	3/6/2018	€500.0	99.324%	$4.2	2.208%	2.125%	4/15/2027	561.7	572.5
1.350% Senior Notes due 2028	9/19/2019	€500.0	99.266%	$4.1	1.442%	1.350%	4/15/2028	561.7	—
3.850% Senior Notes due 2029	6/14/2019	$325.0	98.876%	$3.7	3.986%	3.850%	7/15/2029	325.0	—
								$4,433.5	$3,590.0

__________

(a)
Aggregate balance excludes unamortized deferred financing costs totaling $22.8 million and $19.7 million, and unamortized discount totaling $20.5 million and $15.8 million at December 31, 2019 and 2018, respectively.

Proceeds from the issuances of each of these notes were used primarily to partially pay down the amounts then outstanding under the senior unsecured credit facility that we had in place at that time and/or to repay certain non-recourse mortgage loans. In connection with the offering of the 3.850% Senior Notes due 2029 in June 2019 and 1.350% Senior Notes due 2028 in September 2019, we incurred financing costs totaling $6.7 million during the year ended December 31, 2019, which are included in Senior Unsecured Notes, net in the consolidated financial statements and are being amortized to Interest expense over the term of the 3.850% Senior Notes due 2029 and 1.350% Senior Notes due 2028.

Covenants

The Credit Agreement and each of the Senior Unsecured Notes include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. The Credit Agreement also contains various customary affirmative and negative covenants applicable to us and our subsidiaries, subject to materiality and other qualifications, baskets, and exceptions as outlined in the Credit Agreement. We were in compliance with all of these covenants at December 31, 2019.

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

Non-Recourse Mortgages

Non-recourse mortgages consist of mortgage notes payable, which are collateralized by the assignment of real estate properties. For a list of our encumbered properties, please see Schedule III — Real Estate and Accumulated Depreciation. At December 31, 2019, the weighted-average interest rates for our fixed-rate and variable-rate non-recourse mortgage notes payable were 5.0% and 2.9%, respectively, with maturity dates ranging from June 2020 to September 2031.

W. P. Carey 2019 10-K – 113

Notes to Consolidated Financial Statements

During the year ended December 31, 2019, we assumed a non-recourse mortgage loan with an outstanding principal balance of $20.2 million in connection with the acquisition of a property (Note 5). This mortgage loan has a fixed annual interest rate of 4.7% and a maturity date of July 6, 2024.

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

Repayments During 2019

During the year ended December 31, 2019, we (i) prepaid non-recourse mortgage loans totaling $1.0 billion and (ii) repaid non-recourse mortgage loans at maturity with an aggregate principal balance of approximately $142.7 million. We recognized an aggregate net loss on extinguishment of debt of $14.8 million during the year ended December 31, 2019, primarily comprised of prepayment penalties. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 4.4%. Amounts are based on the exchange rate of the related foreign currency as of the date of repayment, as applicable. We primarily used proceeds from issuances of common stock under our ATM Programs (Note 14) and proceeds from the issuances of senior notes to fund these prepayments.

Repayments During 2018

During the year ended December 31, 2018, we (i) prepaid non-recourse mortgage loans totaling $207.4 million, including $18.0 million encumbering properties that were disposed of during that year, and (ii) repaid non-recourse mortgage loans at maturity with an aggregate principal balance of approximately $44.0 million. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 3.9%. Amounts are based on the exchange rate of the related foreign currency as of the date of repayment, as applicable.

Interest Paid

For the years ended December 31, 2019, 2018, and 2017, interest paid was $208.4 million, $157.3 million, and $155.4 million, respectively.

Foreign Currency Exchange Rate Impact

During the year ended December 31, 2019, the U.S. dollar strengthened against the euro, resulting in an aggregate decrease of $52.6 million in the aggregate carrying values of our Non-recourse mortgages, net, Senior Unsecured Credit Facility, and Senior Unsecured Notes, net from December 31, 2018 to December 31, 2019.

Scheduled Debt Principal Payments

Scheduled debt principal payments as of December 31, 2019 are as follows (in thousands):

Years Ending December 31,	Total (a)
2020	$164,682
2021	445,469
2022	460,385
2023	900,288
2024	1,184,007
Thereafter through 2031	2,949,186
Total principal payments	6,104,017
Unamortized discount, net (b)	(26,679)
Unamortized deferred financing costs	(23,395)
Total	$6,053,943
__________

W. P. Carey 2019 10-K – 114

Notes to Consolidated Financial Statements

(a)	Certain amounts are based on the applicable foreign currency exchange rate at December 31, 2019.

(b)
Represents the unamortized discount, net, of $6.2 million in aggregate primarily resulting from the assumption of property-level debt in connection with business combinations, including the CPA:17 Merger (Note 3), and the unamortized discount on the Senior Unsecured Notes of $20.5 million in aggregate.

Note 12. Commitments and Contingencies

At December 31, 2019, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

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

Note 14. Equity

Common Stock

Dividends paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. Our dividends per share are summarized as follows:

	Dividends Paid
	During the Years Ended December 31,
	2019	2018	2017
Ordinary income	$3.1939	$3.5122	$3.2537
Return of capital	0.9194	—	0.5182
Capital gains	0.0187	0.5578	0.2181
Total dividends paid (a)	$4.1320	$4.0700	$3.9900

__________

(a)	A portion of dividends paid during 2019 has been applied to 2018 for income tax purposes.

During the fourth quarter of 2019, our Board declared a quarterly dividend of $1.038 per share, which was paid on January 15, 2020 to stockholders of record as of December 31, 2019.

In October 2017, we issued 11,077 shares of our common stock to a third party, which had a value of $0.8 million as of the date of issuance, in connection with a one-time legal settlement.

W. P. Carey 2019 10-K – 115

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

	Years Ended December 31,
	2019	2018	2017
Net income attributable to W. P. Carey	$305,243	$411,566	$277,289
Net income attributable to nonvested participating RSUs	(77)	(340)	(784)
Net income – basic and diluted	$305,166	$411,226	$276,505

Weighted-average shares outstanding – basic	171,001,430	117,494,969	107,824,738
Effect of dilutive securities	297,984	211,476	211,233
Weighted-average shares outstanding – diluted	171,299,414	117,706,445	108,035,971

For the years ended December 31, 2019, 2018, and 2017, there were no potentially dilutive securities excluded from the computation of diluted earnings per share.

At-The-Market Equity Offering Program

On August 9, 2019, we filed a prospectus supplement with the SEC, pursuant to which we may offer and sell shares of our common stock from time to time, up to an aggregate gross sales price of $750.0 million, through a continuous “at-the-market” offering program (“ATM Program”) with a syndicate of banks. The related equity sales agreement contemplates that, in addition to issuing shares of our common stock through or to the banks acting as sales agents or as principal for their own accounts, we may also enter into separate forward sale agreements with participating banks or their affiliates acting as forward purchasers. Effective as of that date, we terminated a prior ATM Program that was established on February 27, 2019. Previously, on February 27, 2019, we also terminated an earlier ATM Program that was established on March 1, 2017.

During the year ended December 31, 2019, we issued 6,672,412 shares of our common stock under our current and former ATM Programs at a weighted-average price of $79.70 per share for net proceeds of $523.3 million. During the year ended December 31, 2018, we issued 4,229,285 shares of our common stock under a prior ATM Program at a weighted-average price of $69.03 per share for net proceeds of $287.5 million. During the year ended December 31, 2017, we issued 345,253 shares of our common stock under a prior ATM Program at a weighted-average price of $67.78 per share for net proceeds of $22.8 million. As of December 31, 2019, $616.6 million remained available for issuance under our current ATM Program.

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

W. P. Carey 2019 10-K – 116

Notes to Consolidated Financial Statements

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

W. P. Carey 2019 10-K – 117

Notes to Consolidated Financial Statements

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Balance at January 1, 2017	$46,935	$(301,330)	$(90)	$(254,485)
Other comprehensive income before reclassifications	(28,577)	69,040	(71)	40,392
Amounts reclassified from accumulated other comprehensive loss to:
Gain on sale of real estate, net (Note 17)	—	3,388	—	3,388
Other gains and (losses)	(10,495)	—	—	(10,495)
Interest expense	1,294	—	—	1,294
Total	(9,201)	3,388	—	(5,813)
Net current period other comprehensive income	(37,778)	72,428	(71)	34,579
Net current period other comprehensive income attributable to noncontrolling interests	15	(16,120)	—	(16,105)
Balance at December 31, 2017	9,172	(245,022)	(161)	(236,011)
Other comprehensive loss before reclassifications	13,415	(52,069)	154	(38,500)
Amounts reclassified from accumulated other comprehensive loss to:
Gain on sale of real estate, net (Note 10, Note 17)	—	20,226	—	20,226
Other gains and (losses)	(8,892)	—	—	(8,892)
Interest expense	400	—	—	400
Total	(8,492)	20,226	—	11,734
Net current period other comprehensive loss	4,923	(31,843)	154	(26,766)
Net current period other comprehensive loss attributable to noncontrolling interests	7	7,774	—	7,781
Balance at December 31, 2018	14,102	(269,091)	(7)	(254,996)
Other comprehensive income before reclassifications	12,031	376	7	12,414
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(15,341)	—	—	(15,341)
Interest expense	2,256	—	—	2,256
Total	(13,085)	—	—	(13,085)
Net current period other comprehensive loss	(1,054)	376	7	(671)
Balance at December 31, 2019	$13,048	$(268,715)	$—	$(255,667)

See Note 10 for additional information on our derivatives activity recognized within Other comprehensive (loss) income for the periods presented.

W. P. Carey 2019 10-K – 118

Notes to Consolidated Financial Statements

Note 15. Stock-Based and Other Compensation

Stock-Based Compensation

At December 31, 2019, we maintained several stock-based compensation plans as described below. The total compensation expense (net of forfeitures) for awards issued under these plans was $18.8 million, $18.3 million, and $18.9 million for the years ended December 31, 2019, 2018, and 2017, respectively, which was included in Stock-based compensation expense in the consolidated financial statements. Approximately $4.2 million of the stock-based compensation expense recorded during the year ended December 31, 2018 was attributable to the modification of RSUs and PSUs in connection with the retirement of our former chief executive officer in February 2018. The tax benefit recognized by us related to these awards totaled $5.1 million, $6.6 million, and $4.6 million for the years ended December 31, 2019, 2018, and 2017, respectively. The tax benefits for the years ended December 31, 2019, 2018, and 2017 were reflected as a deferred tax benefit within Provision for income taxes in the consolidated financial statements.

2017 Share Incentive Plan

In June 2017, our shareholders approved the 2017 Share Incentive Plan, which replaced our predecessor plans for employees, the 2009 Share Incentive Plan, and for non-employee directors, the 2009 Non-Employee Directors’ Incentive Plan. No further awards will be granted under those predecessor plans, which are more fully described in the 2016 Annual Report. The 2017 Share Incentive Plan authorizes the issuance of up to 4,000,000 shares of our common stock, reduced by the number of shares (279,728) that were subject to awards granted under the 2009 Share Incentive Plan and the 2009 Non-Employee Directors’ Incentive Plan after December 31, 2016 and before the effective date of the 2017 Share Incentive Plan, which was June 15, 2017. The 2017 Share Incentive Plan provides for the grant of various stock- and cash-based awards, including (i) share options, (ii) RSUs, (iii) PSUs, (iv) RSAs, and (v) dividend equivalent rights. At December 31, 2019, 3,243,301 shares remained available for issuance under the 2017 Share Incentive Plan, assuming that the target level of performance is achieved for all outstanding PSU awards and not including any dividend equivalents to be paid on those PSUs, which are reinvested in shares of our common stock after the end of the relevant three-year performance cycle but only to the extent that the PSUs vest. PSUs are reflected at 100% of target but may settle at up to three times the target amount shown or less, including 0%, depending on the achievement of pre-set performance metrics over a three-year performance period. RSUs generally vest one-third annually over three years.

Employee Share Purchase Plan

We sponsor an employee share purchase plan (“ESPP”) pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain limits, to purchase our common stock semi-annually at a price equal to 90% of the fair market value at certain plan defined dates. Compensation expense under this plan for each of the years ended December 31, 2019, 2018, and 2017 was less than $0.1 million.

W. P. Carey 2019 10-K – 119

Notes to Consolidated Financial Statements

Restricted and Conditional Awards

Nonvested RSAs, RSUs, and PSUs at December 31, 2019 and changes during the years ended December 31, 2019, 2018, and 2017 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2017	356,865	$61.63	310,018	$73.80
Granted	194,349	62.22	107,934	75.39
Vested (a)	(185,259)	62.72	(132,412)	74.21
Forfeited	(41,616)	61.08	(45,258)	76.91
Adjustment (b)	—	—	41,017	63.18
Nonvested at December 31, 2017	324,339	61.43	281,299	74.57
Granted	137,519	64.50	75,864	75.81
Vested (a)	(181,777)	62.25	(66,632)	76.96
Forfeited	(3,079)	61.71	(3,098)	76.49
Adjustment (b)	—	—	43,783	74.17
Nonvested at December 31, 2018	277,002	62.41	331,216	78.82
Granted (c)	163,447	72.86	84,006	92.16
Vested (a)	(152,364)	62.11	(403,701)	74.04
Forfeited	(4,108)	68.10	(2,829)	75.81
Adjustment (b)	—	—	322,550	77.69
Nonvested at December 31, 2019 (d)	283,977	$68.51	331,242	$80.90
__________

(a)
The grant date fair value of shares vested during the years ended December 31, 2019, 2018, and 2017 was $39.4 million, $16.4 million, and $21.4 million, respectively. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At December 31, 2019 and 2018, we had an obligation to issue 893,713 and 867,871 shares, respectively, of our common stock underlying such deferred awards, which is recorded within Total stockholders’ equity as a Deferred compensation obligation of $37.3 million and $35.8 million, respectively.

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

(c)
The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing (i) a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period and (ii) future financial performance projections. To estimate the fair value of PSUs granted during the year ended December 31, 2019, we used a risk-free interest rate of 2.5%, an expected volatility rate of 15.8%, and assumed a dividend yield of zero.

(d)	At December 31, 2019, total unrecognized compensation expense related to these awards was approximately $22.5 million, with an aggregate weighted-average remaining term of 1.6 years.

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

W. P. Carey 2019 10-K – 120

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

Options granted under the 1997 Share Incentive Plan, a predecessor employee plan, generally had a ten-year term and vested in four equal annual installments. We have not issued option awards since 2007. The total intrinsic value of options exercised during the year ended December 31, 2017 was $4.4 million.

At December 31, 2017, all of our options had either been fully exercised or expired, and all related compensation expense has been previously recognized.

Cash received from purchases under the ESPP and stock option exercises during the years ended December 31, 2019, 2018, and 2017 was $0.3 million, $0.2 million, and $0.2 million, respectively.

Other Compensation

Profit-Sharing Plan

We sponsor a qualified profit-sharing plan and trust that generally permits all employees, as defined by the plan, to make pre-tax contributions into the plan. We are under no obligation to contribute to the plan and the amount of any contribution is determined by and at the discretion of our Board. In December 2019, 2018, and 2017, our Board determined that the contribution to the plan for each of those respective years would be 10% of an eligible participant’s compensation, up to the legal maximum allowable in each of those years of $28,000 for 2019, $27,500 for 2018, and $27,000 for 2017. For the years ended December 31, 2019, 2018, and 2017, amounts expensed for contributions to the trust were $2.1 million, $2.6 million, and $3.3 million, respectively, which were included in General and administrative expenses in the consolidated financial statements. The profit-sharing plan is a deferred compensation plan and is therefore considered to be outside the scope of current accounting guidance for stock-based compensation.

Other

During the years ended December 31, 2019, 2018, and 2017, we recognized severance costs totaling $1.1 million, $0.9 million, and less than $0.1 million, respectively. Such costs are included in General and administrative expenses in the accompanying consolidated financial statements, and exclude severance-related costs that are included in Restructuring and other compensation in the consolidated financial statements (Note 13).

W. P. Carey 2019 10-K – 121

Notes to Consolidated Financial Statements

Note 16. Income Taxes

Income Tax Provision

The components of our provision for income taxes for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Federal
Current	$407	$(829)	$(687)
Deferred	9,579	3,275	(9,520)
	9,986	2,446	(10,207)
State and Local
Current	(3,814)	4,820	1,954
Deferred	(376)	3,042	572
	(4,190)	7,862	2,526
Foreign
Current	20,363	16,791	21,457
Deferred	52	(12,688)	(11,065)
	20,415	4,103	10,392
Total Provision	$26,211	$14,411	$2,711

A reconciliation of effective income tax for the periods presented is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Pre-tax income attributable to taxable subsidiaries (a)	$74,754	$98,245	$49,909

Federal provision at statutory tax rate (b)	$15,698	$20,632	$17,468
Change in valuation allowance	11,041	6,735	11,805
Rate differential (c)	(6,820)	(14,165)	(13,134)
Non-deductible expense	5,313	4,996	3,010
Windfall tax benefit	(5,183)	(3,754)	(4,618)
State and local taxes, net of federal benefit	4,062	7,590	1,115
Non-taxable income	103	(736)	(8,073)
Revocation of TRS Status	—	(6,285)	—
Revaluation of deferred taxes due to Tax Cuts and Jobs Act (d)	—	—	(7,826)
Other	1,997	(602)	2,964
Total provision	$26,211	$14,411	$2,711
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

(b)	The applicable statutory tax rate is 21%, 21%, and 35% for the years ended December 31, 2019, 2018, and 2017, respectively.

(c)	Amount for the year ended December 31, 2019 includes a current tax benefit of approximately $6.3 million due to a change in tax position for state and local taxes.

W. P. Carey 2019 10-K – 122

Notes to Consolidated Financial Statements

(d)
The Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, lowered the U.S. corporate income tax rate from 35% to 21%. The dollar amount shown in the table reflects the net impact of the Tax Cuts and Jobs Act on our domestic TRSs.

Deferred Income Taxes

Deferred income taxes at December 31, 2019 and 2018 consist of the following (in thousands):

	December 31,
	2019	2018
Deferred Tax Assets
Net operating loss and other tax credit carryforwards	$51,265	$44,445
Basis differences — foreign investments	31,704	15,286
Unearned and deferred compensation	10,345	16,255
Other	555	640
Total deferred tax assets	93,869	76,626
Valuation allowance	(73,643)	(54,499)
Net deferred tax assets	20,226	22,127
Deferred Tax Liabilities
Basis differences — foreign investments	(137,074)	(138,712)
Basis differences — equity investees	(53,460)	(46,899)
Deferred revenue	(100)	(1,778)
Total deferred tax liabilities	(190,634)	(187,389)
Net Deferred Tax Liability	$(170,408)	$(165,262)

Certain basis differences on foreign investments are now presented as deferred tax assets in the table above. Prior period amounts have been reclassified to conform to the current period presentation.

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

As of December 31, 2019, U.S. federal and state net operating loss carryforwards were $66.4 million and $27.8 million, respectively, which will begin to expire in 2031 and 2024, respectively. As of December 31, 2019, net operating loss carryforwards in foreign jurisdictions were $49.7 million, which will begin to expire in 2020.

The net deferred tax liability in the table above is comprised of deferred tax asset balances, net of certain deferred tax liabilities and valuation allowances, of $8.9 million and $7.9 million at December 31, 2019 and 2018, respectively, which are included in Other assets, net in the consolidated balance sheets, and other deferred tax liability balances of $179.3 million and $173.1 million at December 31, 2019 and 2018, respectively, which are included in Deferred income taxes in the consolidated balance sheets.

W. P. Carey 2019 10-K – 123

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

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2019	2018
Beginning balance	$6,105	$5,202
Addition based on tax positions related to the current year	543	514
Decrease due to lapse in statute of limitations	(497)	(2,186)
(Decrease) addition based on tax positions related to prior years	(287)	442
Foreign currency translation adjustments	(108)	(140)
Increase due to CPA:17 Merger	—	2,273
Ending balance	$5,756	$6,105

At December 31, 2019 and 2018, we had unrecognized tax benefits as presented in the table above that, if recognized, would have a favorable impact on our effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2019 and 2018, we had approximately $1.6 million and $1.4 million, respectively, of accrued interest related to uncertain tax positions.

Income Taxes Paid

Income taxes paid were $35.3 million, $23.2 million, and $16.7 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Real Estate Operations

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

Tax authorities in the relevant jurisdictions may select our tax returns for audit and propose adjustments before the expiration of the statute of limitations. Our tax returns filed for tax years 2014 through 2018 or any ongoing audits remain open to adjustment in the major tax jurisdictions.

W. P. Carey 2019 10-K – 124

Notes to Consolidated Financial Statements

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

2019 — During the year ended December 31, 2019, we sold 14 properties for total proceeds of $308.0 million, net of selling costs, and recognized a net gain on these sales totaling $10.9 million (inclusive of income taxes totaling $1.2 million recognized upon sale).

In June 2019, a loan receivable was repaid in full to us for $9.3 million, which resulted in a net loss of $0.1 million (Note 6).

In October 2019, we transferred ownership of six properties and the related non-recourse mortgage loan, which had an aggregate asset carrying value of $42.3 million and a mortgage carrying value of $43.4 million (including a $13.8 million discount on the mortgage loan), respectively, on the date of transfer, to the mortgage lender, resulting in a net gain of $8.3 million (outstanding principal balance was $56.4 million and we wrote off $5.6 million of accrued interest payable).

In addition, in December 2019, we transferred ownership of a property and the related non-recourse mortgage loan, which had an aggregate asset carrying value of $10.4 million and a mortgage carrying value of $8.2 million (including a $0.5 million discount on the mortgage loan), respectively, on the date of transfer, to the mortgage lender, resulting in a net loss of $1.0 million (outstanding principal balance was $8.7 million and we wrote off $0.9 million of accrued interest payable).

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

W. P. Carey 2019 10-K – 125

Notes to Consolidated Financial Statements

Note 18. Segment Reporting

We evaluate our results from operations by our two major business segments: Real Estate and Investment Management (Note 1). The following tables present a summary of comparative results and assets for these business segments (in thousands):

Real Estate

	Years Ended December 31,
	2019	2018	2017
Revenues
Lease revenues	$1,086,375	$744,498	$651,897
Operating property revenues (a)	50,220	28,072	30,562
Lease termination income and other	36,268	6,555	4,749
	1,172,863	779,125	687,208
Operating Expenses
Depreciation and amortization	443,300	287,461	249,432
General and administrative	56,796	47,210	39,002
Reimbursable tenant costs	55,576	28,076	21,524
Property expenses, excluding reimbursable tenant costs	39,545	22,773	17,330
Operating property expenses	38,015	20,150	23,426
Impairment charges	32,539	4,790	2,769
Stock-based compensation expense	13,248	10,450	6,960
Merger and other expenses	101	41,426	605
	679,120	462,336	361,048
Other Income and Expenses
Interest expense	(233,325)	(178,375)	(165,775)
Other gains and (losses)	30,251	30,015	(5,655)
Gain on sale of real estate, net	18,143	118,605	33,878
(Loss) gain on change in control of interests	(8,416)	18,792	—
Equity in earnings of equity method investments in real estate	2,361	13,341	13,068
	(190,986)	2,378	(124,484)
Income before income taxes	302,757	319,167	201,676
(Provision for) benefit from income taxes	(30,802)	844	(1,743)
Net Income from Real Estate	271,955	320,011	199,933
Net loss (income) attributable to noncontrolling interests	110	(12,775)	(7,794)
Net Income from Real Estate Attributable to W. P. Carey	$272,065	$307,236	$192,139
__________

(a)
Operating property revenues from our hotels include (i) $15.0 million, $15.2 million, and $14.6 million for the years ended December 31, 2019, 2018, and 2017, respectively, generated from a hotel in Bloomington, Minnesota, (ii) $14.4 million and $1.7 million for the years ended December 31, 2019 and 2018, respectively, generated from a hotel in Miami, Florida, which was acquired in the CPA:17 Merger (Note 3), classified as held for sale as of December 31, 2019 (Note 5), and sold in January 2020 (Note 20), and (iii) $4.8 million and $16.0 million for the years ended December 31, 2018 and 2017, respectively, generated from a hotel in Memphis, Tennessee, which was sold in April 2018 (Note 17).

W. P. Carey 2019 10-K – 126

Notes to Consolidated Financial Statements

Investment Management

	Years Ended December 31,
	2019	2018	2017
Revenues
Asset management revenue	$39,132	$63,556	$70,125
Reimbursable costs from affiliates	16,547	21,925	51,445
Structuring and other advisory revenue	4,224	21,126	35,094
Dealer manager fees	—	—	4,430
	59,903	106,607	161,094
Operating Expenses
General and administrative	18,497	21,127	31,889
Reimbursable costs from affiliates	16,547	21,925	51,445
Subadvisor fees	7,579	9,240	13,600
Stock-based compensation expense	5,539	7,844	11,957
Depreciation and amortization	3,835	3,979	3,902
Restructuring and other compensation	—	—	9,363
Dealer manager fees and expenses	—	—	6,544
	51,997	64,115	128,700
Other Income and Expenses
Equity in earnings of equity method investments in the Managed Programs	20,868	48,173	51,682
Other gains and (losses)	1,224	(102)	2,042
Gain on change in control of interests	—	29,022	—
	22,092	77,093	53,724
Income before income taxes	29,998	119,585	86,118
Benefit from (provision for) income taxes	4,591	(15,255)	(968)
Net Income from Investment Management	34,589	104,330	85,150
Net income attributable to noncontrolling interests	(1,411)	—	—
Net Income from Investment Management Attributable to W. P. Carey	$33,178	$104,330	$85,150

Total Company

	Years Ended December 31,
	2019	2018	2017
Revenues	$1,232,766	$885,732	$848,302
Operating expenses	731,117	526,451	489,748
Other income and expenses	(168,894)	79,471	(70,760)
Provision for income taxes	(26,211)	(14,411)	(2,711)
Net income attributable to noncontrolling interests	(1,301)	(12,775)	(7,794)
Net income attributable to W. P. Carey	$305,243	$411,566	$277,289

	Total Assets at December 31,
	2019	2018
Real Estate	$13,811,403	$13,941,963
Investment Management	249,515	241,076
Total Company	$14,060,918	$14,183,039

W. P. Carey 2019 10-K – 127

Notes to Consolidated Financial Statements

Our portfolio is comprised of domestic and international investments. At December 31, 2019, our international investments within our Real Estate segment were comprised of investments in Germany, Spain, the United Kingdom, Poland, the Netherlands, Finland, France, Denmark, Norway, Hungary, Italy, Austria, Sweden, Croatia, Belgium, Lithuania, Portugal, Slovakia, the Czech Republic, Canada, Mexico, and Japan. We sold all of our investments in Australia during 2018 (Note 17). We sold all of our investments in Malaysia and Thailand during 2017 (Note 17). No international country or tenant individually comprised at least 10% of our total lease revenues for the years ended December 31, 2019, 2018, or 2017, or at least 10% of our total long-lived assets at December 31, 2019 or 2018. Revenues and assets within our Investment Management segment are entirely domestic. The following tables present the geographic information for our Real Estate segment (in thousands):

	Years Ended December 31,
	2019	2018	2017
Revenues
Domestic	$783,828	$499,342	$451,310
International	389,035	279,783	235,898
Total	$1,172,863	$779,125	$687,208

	December 31,
	2019	2018
Long-lived Assets (a)
Domestic	$7,574,110	$7,579,018
International	4,342,635	4,349,836
Total	$11,916,745	$11,928,854

Equity Investments in Real Estate
Domestic	$110,822	$129,799
International	83,615	91,859
Total	$194,437	$221,658
__________

(a)	Consists of Net investments in real estate.

W. P. Carey 2019 10-K – 128

Notes to Consolidated Financial Statements

Note 19. Selected Quarterly Financial Data (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenues (a)	$298,323	$305,211	$318,005	$311,227
Expenses (a) (b)	177,722	179,170	198,409	175,816
Net income (a) (b) (c) (d)	68,796	66,121	41,835	129,792
Net income attributable to noncontrolling interests (a)	(302)	(83)	(496)	(420)
Net income attributable to W. P. Carey (a) (b) (c) (d)	68,494	66,038	41,339	129,372
Earnings per share attributable to W. P. Carey:
Basic (e)	$0.41	$0.39	$0.24	$0.75
Diluted (e)	$0.41	$0.38	$0.24	$0.75

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues (a)	$201,810	$201,143	$209,384	$273,395
Expenses (a)	120,966	109,202	110,937	185,346
Net income (a) (f) (g)	68,066	79,424	81,573	195,278
Net income attributable to noncontrolling interests (a)	(2,792)	(3,743)	(4,225)	(2,015)
Net income attributable to W. P. Carey (a) (f) (g)	65,274	75,681	77,348	193,263
Earnings per share attributable to W. P. Carey:
Basic (e)	$0.60	$0.70	$0.71	$1.33
Diluted (e)	$0.60	$0.70	$0.71	$1.33
__________

(a)	Amounts for 2019 and the three months ended December 31, 2018 include the impact of the CPA:17 Merger (Note 3).

(b)
Amount for the three months ended September 30, 2019 includes impairment charges totaling $25.8 million recognized on a portfolio of four properties accounted for as Net investments in direct financing leases (Note 9).

(c)	Amount for the three months ended September 30, 2019 includes a loss on change in control of interests of $8.4 million recognized in connection with the CPA:17 Merger (Note 3).

(d)
Amount for the three months ended December 31, 2019 includes: (i) unrealized gains recognized on our investment in shares of a cold storage operator totaling $36.1 million (Note 9) and (ii) an aggregate gain on sale of real estate of $17.5 million recognized on the disposition of 12 properties.

(e)
The sum of the quarterly basic and diluted earnings per share amounts may not agree to the full year basic and diluted earnings per share amounts because the calculations of basic and diluted weighted-average shares outstanding for each quarter and the full year are performed independently. For the year ended December 31, 2018, total quarterly basic and diluted earnings per share were $0.16 and $0.15 lower, respectively, than the corresponding earnings per share as computed on an annual basis, as a result of the change in the shares outstanding for each of the periods, primarily due to the issuance of shares in the CPA:17 Merger (Note 3) and under our ATM Programs (Note 14).

(f)	Amount for the three months ended December 31, 2018 includes a gain on change in control of interests of $47.8 million recognized in connection with the CPA:17 Merger (Note 3).

(g)
Amount for the three months ended June 30, 2018 includes an aggregate gain on sale of real estate of $11.9 million recognized on the disposition of 25 properties. Amount for the three months ended December 31, 2018 includes an aggregate gain on sale of real estate of $99.6 million recognized on the disposition of 39 properties.

W. P. Carey 2019 10-K – 129

Notes to Consolidated Financial Statements

Note 20. Subsequent Events

Amended Credit Facility

On February 20, 2020, we amended and restated our Senior Unsecured Credit Facility. We increased the capacity of our unsecured line of credit under our Amended Credit Facility to $2.1 billion, which is comprised of a $1.8 billion revolving line of credit, a £150.0 million term loan, and a $105.0 million delayed draw term loan, all maturing in five years. The delayed draw term loan may be drawn within one year and allows for borrowings in U.S. dollars, euros, or British pounds sterling. The aggregate principal amount (of revolving and term loans) available under the Amended Credit Facility may be increased up to an amount not to exceed the U.S. dollar equivalent of $2.75 billion, subject to the conditions to increase provided in the related credit agreement. We will incur interest at LIBOR, or a LIBOR equivalent, plus 0.85% on the revolving line of credit, and LIBOR, or a LIBOR equivalent, plus 0.95% on the term loan and delayed draw term loan.

Acquisitions and Completed Construction Projects

In January 2020, we completed three investments for a total purchase price of approximately $149.9 million (based on the exchange rates of the foreign currencies on the dates of acquisition, as applicable). It is not practicable to disclose the preliminary purchase price allocations for these transactions given the short period of time between the acquisition dates and the filing of this Report.

In addition, in January 2020, we completed one construction project at a total cost of $53.1 million.

Dispositions

In January and February 2020, we sold four properties for gross proceeds totaling $121.8 million, including one of our two hotel operating properties for gross proceeds of $120.0 million (inclusive of $5.5 million attributable to a noncontrolling interest). This property was classified as held for sale as of December 31, 2019 (Note 5).

W. P. Carey 2019 10-K – 130

W. P. CAREY INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2019, 2018, and 2017
(in thousands)

Description	Balance at Beginning of Year	Other Additions	Deductions	Balance at End of Year
Year Ended December 31, 2019
Valuation reserve for deferred tax assets	$54,499	$22,384	$(3,240)	$73,643

Year Ended December 31, 2018
Valuation reserve for deferred tax assets	$39,155	$30,557	$(15,213)	$54,499

Year Ended December 31, 2017
Valuation reserve for deferred tax assets	$27,350	$18,031	$(6,226)	$39,155

W. P. Carey 2019 10-K – 131

W. P. CAREY INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Land, Buildings and Improvements Subject to Operating Leases
Industrial facilities in Erlanger, KY	$—	$1,526	$21,427	$2,966	$141	$1,526	$24,534	$26,060	$13,881	1979; 1987	Jan. 1998	40 yrs.
Industrial facilities in Thurmont, MD and Farmington, NY	—	729	5,903	—	—	729	5,903	6,632	2,238	1964; 1983	Jan. 1998	15 yrs.
Warehouse facilities in Anchorage, AK and Commerce, CA	—	4,905	11,898	—	12	4,905	11,910	16,815	5,803	1948; 1975	Jan. 1998	40 yrs.
Industrial facility in Toledo, OH	—	224	2,408	—	—	224	2,408	2,632	1,705	1966	Jan. 1998	40 yrs.
Industrial facility in Goshen, IN	—	239	940	—	—	239	940	1,179	462	1973	Jan. 1998	40 yrs.
Office facility in Raleigh, NC	—	1,638	2,844	187	(2,554)	828	1,287	2,115	911	1983	Jan. 1998	20 yrs.
Office facility in King of Prussia, PA	—	1,219	6,283	1,295	—	1,219	7,578	8,797	4,036	1968	Jan. 1998	40 yrs.
Industrial facility in Pinconning, MI	—	32	1,692	—	—	32	1,692	1,724	930	1948	Jan. 1998	40 yrs.
Industrial facilities in San Fernando, CA	6,103	2,052	5,322	—	(1,889)	1,494	3,991	5,485	2,208	1962; 1979	Jan. 1998	40 yrs.
Retail facilities in several cities in the following states: Alabama, Florida, Georgia, Illinois, Louisiana, Missouri, New Mexico, North Carolina, South Carolina, Tennessee, and Texas	—	9,382	—	238	14,696	9,025	15,291	24,316	5,790	Various	Jan. 1998	15 yrs.
Industrial facility in Glendora, CA	—	1,135	—	—	1,942	1,152	1,925	3,077	192	1950	Jan. 1998	10 yrs.
Warehouse facility in Doraville, GA	—	3,288	9,864	16,729	(11,410)	3,288	15,183	18,471	1,268	2016	Jan. 1998	40 yrs.
Office facility in Collierville, TN and warehouse facility in Corpus Christi, TX	42,576	3,490	72,497	—	(15,609)	288	60,090	60,378	17,933	1989; 1999	Jan. 1998	40 yrs.
Land in Irving and Houston, TX	—	9,795	—	—	—	9,795	—	9,795	—	N/A	Jan. 1998	N/A
Industrial facility in Chandler, AZ	—	5,035	18,957	7,460	516	5,035	26,933	31,968	14,406	1989	Jan. 1998	40 yrs.
Office facility in Bridgeton, MO	—	842	4,762	2,523	71	842	7,356	8,198	3,768	1972	Jan. 1998	40 yrs.
Retail facility in Drayton Plains, MI	—	1,039	4,788	236	(2,297)	494	3,272	3,766	1,266	1972	Jan. 1998	35 yrs.
Warehouse facility in Memphis, TN	—	1,882	3,973	294	(3,892)	328	1,929	2,257	1,266	1969	Jan. 1998	15 yrs.
Industrial facility in Romulus, MI	—	454	6,411	525	—	454	6,936	7,390	682	1970	Jan. 1998	10 yrs.
Retail facility in Bellevue, WA	—	4,125	11,812	393	(123)	4,371	11,836	16,207	6,322	1994	Apr. 1998	40 yrs.
Office facility in Rio Rancho, NM	—	1,190	9,353	5,866	—	2,287	14,122	16,409	6,369	1999	Jul. 1998	40 yrs.
Office facility in Moorestown, NJ	—	351	5,981	1,652	1	351	7,634	7,985	4,265	1964	Feb. 1999	40 yrs.
Industrial facilities in Lenexa, KS and Winston-Salem, NC	—	1,860	12,539	3,075	(1,135)	1,725	14,614	16,339	6,531	1968; 1980	Sep. 2002	40 yrs.
Office facilities in Playa Vista and Venice, CA	21,048	2,032	10,152	52,817	1	5,889	59,113	65,002	15,303	1991; 1999	Sep. 2004; Sep. 2012	40 yrs.
Warehouse facility in Greenfield, IN	—	2,807	10,335	223	(8,383)	967	4,015	4,982	1,857	1995	Sep. 2004	40 yrs.
Retail facility in Hot Springs, AR	—	850	2,939	2	(2,614)	—	1,177	1,177	451	1985	Sep. 2004	40 yrs.

W. P. Carey 2019 10-K – 132

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2019
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Warehouse facilities in Apopka, FL	—	362	10,855	1,195	(155)	337	11,920	12,257	4,100	1969	Sep. 2004	40 yrs.
Land in San Leandro, CA	—	1,532	—	—	—	1,532	—	1,532	—	N/A	Dec. 2006	N/A
Fitness facility in Austin, TX	—	1,725	5,168	—	—	1,725	5,168	6,893	2,372	1995	Dec. 2006	29 yrs.
Retail facility in Wroclaw, Poland	—	3,600	10,306	—	(3,747)	2,809	7,350	10,159	2,195	2007	Dec. 2007	40 yrs.
Office facility in Fort Worth, TX	—	4,600	37,580	186	—	4,600	37,766	42,366	9,335	2003	Feb. 2010	40 yrs.
Warehouse facility in Mallorca, Spain	—	11,109	12,636	—	(1,414)	10,428	11,903	22,331	2,848	2008	Jun. 2010	40 yrs.
Retail facilities in Florence, AL; Snellville, GA; Rockport, TX; and Virginia Beach, VA	—	5,646	12,367	—	(3,786)	4,323	9,904	14,227	1,900	2005; 2007	Sep. 2012	40 yrs.
Net-lease hotels in Irvine, Sacramento, and San Diego, CA; Orlando, FL; Des Plaines, IL; Indianapolis, IN; Louisville, KY; Linthicum Heights, MD; Newark, NJ; Albuquerque, NM; and Spokane, WA	128,609	32,680	198,999	—	—	32,680	198,999	231,679	39,753	1989; 1990	Sep. 2012	34 - 37 yrs.
Industrial facilities in Auburn, IN; Clinton Township, MI; and Bluffton, OH	—	4,403	20,298	—	(3,870)	2,589	18,242	20,831	3,998	1968; 1975; 1995	Sep. 2012; Jan. 2014	30 yrs.
Land in Irvine, CA	1,631	4,173	—	—	—	4,173	—	4,173	—	N/A	Sep. 2012	N/A
Industrial facility in Alpharetta, GA	—	2,198	6,349	1,247	—	2,198	7,596	9,794	1,798	1997	Sep. 2012	30 yrs.
Office facility in Clinton, NJ	18,718	2,866	34,834	—	—	2,866	34,834	37,700	8,435	1987	Sep. 2012	30 yrs.
Office facilities in St. Petersburg, FL	—	3,280	24,627	2,078	—	3,280	26,705	29,985	6,001	1996; 1999	Sep. 2012	30 yrs.
Movie theater in Baton Rouge, LA	—	4,168	5,724	3,200	—	4,168	8,924	13,092	1,890	2003	Sep. 2012	30 yrs.
Industrial and office facility in San Diego, CA	—	7,804	16,729	4,654	(705)	7,804	20,678	28,482	5,228	2002	Sep. 2012	30 yrs.
Industrial facility in Richmond, CA	—	895	1,953	—	—	895	1,953	2,848	473	1999	Sep. 2012	30 yrs.
Warehouse facilities in Kingman, AZ; Woodland, CA; Jonesboro, GA; Kansas City, MO; Springfield, OR; Fogelsville, PA; and Corsicana, TX	51,263	16,386	84,668	—	—	16,386	84,668	101,054	20,333	Various	Sep. 2012	30 yrs.
Industrial facilities in Rocky Mount, NC and Lewisville, TX	—	2,163	17,715	609	(8,389)	1,132	10,966	12,098	2,573	1948; 1989	Sep. 2012	30 yrs.
Industrial facilities in Chattanooga, TN	—	558	5,923	—	—	558	5,923	6,481	1,418	1974; 1989	Sep. 2012	30 yrs.
Industrial facility in Mooresville, NC	2,690	756	9,775	—	—	756	9,775	10,531	2,334	1997	Sep. 2012	30 yrs.
Industrial facility in McCalla, AL	—	960	14,472	42,662	—	2,076	56,018	58,094	7,431	2004	Sep. 2012	31 yrs.
Office facility in Lower Makefield Township, PA	—	1,726	12,781	4,378	—	1,726	17,159	18,885	3,430	2002	Sep. 2012	30 yrs.
Industrial facility in Fort Smith, AZ	—	1,063	6,159	—	—	1,063	6,159	7,222	1,455	1982	Sep. 2012	30 yrs.
Retail facilities in Greenwood, IN and Buffalo, NY	6,547	—	19,990	—	—	—	19,990	19,990	4,672	2000; 2003	Sep. 2012	30 - 31 yrs.
Industrial facilities in Bowling Green, KY and Jackson, TN	—	1,492	8,182	—	—	1,492	8,182	9,674	1,928	1989; 1995	Sep. 2012	31 yrs.

W. P. Carey 2019 10-K – 133

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2019
(in thousands)

				Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

		Initial Cost to Company
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Education facilities in Avondale, AZ; Rancho Cucamonga, CA; and Exton, PA	6,947	14,006	33,683	157	(3,878)	11,179	32,789	43,968	7,404	2004	Sep. 2012	31 - 32 yrs.
Industrial facilities in St. Petersburg, FL; Buffalo Grove, IL; West Lafayette, IN; Excelsior Springs, MO; and North Versailles, PA	5,695	6,559	19,078	—	—	6,559	19,078	25,637	4,459	Various	Sep. 2012	31 yrs.
Industrial facilities in Tolleson, AZ; Alsip, IL; and Solvay, NY	7,732	6,080	23,424	—	—	6,080	23,424	29,504	5,430	1990; 1994; 2000	Sep. 2012	31 yrs.
Fitness facilities in Englewood, CO; Memphis TN; and Bedford, TX	1,371	4,877	4,258	5,215	4,756	4,877	14,229	19,106	3,629	1990; 1995; 2001	Sep. 2012	31 yrs.
Office facility in Mons, Belgium	5,501	1,505	6,026	653	(1,065)	1,315	5,804	7,119	1,289	1982	Sep. 2012	32 yrs.
Warehouse facilities in Oceanside, CA and Concordville, PA	2,298	3,333	8,270	—	—	3,333	8,270	11,603	1,922	1989; 1996	Sep. 2012	31 yrs.
Net-lease self-storage facilities located throughout the United States	—	74,551	319,186	—	(50)	74,501	319,186	393,687	73,409	Various	Sep. 2012	31 yrs.
Warehouse facility in La Vista, NE	19,073	4,196	23,148	—	—	4,196	23,148	27,344	5,017	2005	Sep. 2012	33 yrs.
Office facility in Pleasanton, CA	—	3,675	7,468	—	—	3,675	7,468	11,143	1,713	2000	Sep. 2012	31 yrs.
Office facility in San Marcos, TX	—	440	688	—	—	440	688	1,128	157	2000	Sep. 2012	31 yrs.
Office facility in Chicago, IL	—	2,169	19,010	72	(72)	2,169	19,010	21,179	4,326	1910	Sep. 2012	31 yrs.
Industrial facilities in Hollywood and Orlando, FL	—	3,639	1,269	—	—	3,639	1,269	4,908	289	1996	Sep. 2012	31 yrs.
Warehouse facility in Golden, CO	—	808	4,304	77	—	808	4,381	5,189	1,096	1998	Sep. 2012	30 yrs.
Industrial facility in Texarkana, TX	—	1,755	4,493	—	(2,783)	216	3,249	3,465	739	1997	Sep. 2012	31 yrs.
Industrial facility in Eugene, OR	4,014	2,286	3,783	—	—	2,286	3,783	6,069	861	1980	Sep. 2012	31 yrs.
Industrial facility in South Jordan, UT	—	2,183	11,340	1,642	—	2,183	12,982	15,165	2,782	1995	Sep. 2012	31 yrs.
Warehouse facility in Ennis, TX	—	478	4,087	145	—	478	4,232	4,710	1,075	1989	Sep. 2012	31 yrs.
Retail facility in Braintree, MA	—	2,409	—	6,184	(1,403)	1,006	6,184	7,190	1,209	1994	Sep. 2012	30 yrs.
Office facility in Paris, France	46,269	23,387	43,450	—	(8,451)	20,430	37,956	58,386	8,418	1975	Sep. 2012	32 yrs.
Retail facilities in Bydgoszcz, Czestochowa, Jablonna, Katowice, Kielce, Lodz, Lubin, Olsztyn, Opole, Plock, Rybnik, Walbrzych, and Warsaw, Poland	—	26,564	72,866	—	(12,613)	23,164	63,653	86,817	19,395	Various	Sep. 2012	23 - 34 yrs.
Industrial facility in Laupheim, Germany	—	2,072	8,339	—	(1,317)	1,810	7,284	9,094	2,649	1960	Sep. 2012	20 yrs.
Industrial facilities in Danbury, CT and Bedford, MA	5,443	3,519	16,329	—	—	3,519	16,329	19,848	3,965	1965; 1980	Sep. 2012	29 yrs.
Industrial facility in Brownwood, TX	—	722	6,268	—	—	722	6,268	6,990	418	1964	Sep. 2012	15 yrs.
Warehouse facilities in Venlo, Netherlands	—	10,154	18,590	—	(3,911)	8,772	16,061	24,833	3,160	1998; 1999	Apr. 2013	35 yrs.

W. P. Carey 2019 10-K – 134

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2019
(in thousands)

				Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

		Initial Cost to Company
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial and office facility in Tampere, Finland	—	2,309	37,153	—	(5,456)	1,965	32,041	34,006	6,736	2012	Jun. 2013	40 yrs.
Office facility in Quincy, MA	—	2,316	21,537	127	—	2,316	21,664	23,980	3,842	1989	Jun. 2013	40 yrs.
Office facility in Salford, United Kingdom	—	—	30,012	—	(4,679)	—	25,333	25,333	4,119	1997	Sep. 2013	40 yrs.
Office facility in Lone Tree, CO	—	4,761	28,864	2,927	—	4,761	31,791	36,552	5,725	2001	Nov. 2013	40 yrs.
Office facility in Mönchengladbach, Germany	32,182	2,154	6,917	50,626	(1,728)	2,158	55,811	57,969	5,766	2015	Dec. 2013	40 yrs.
Fitness facility in Houston, TX	—	2,430	2,270	—	—	2,430	2,270	4,700	599	1995	Jan. 2014	23 yrs.
Fitness facility in St. Charles, MO	—	1,966	1,368	1,352	—	1,966	2,720	4,686	624	1987	Jan. 2014	27 yrs.
Fitness facility in Salt Lake City, UT	—	856	2,804	—	—	856	2,804	3,660	642	1999	Jan. 2014	26 yrs.
Land in Scottsdale, AZ	9,358	22,300	—	—	—	22,300	—	22,300	—	N/A	Jan. 2014	N/A
Industrial facility in Aurora, CO	2,611	737	2,609	—	—	737	2,609	3,346	488	1985	Jan. 2014	32 yrs.
Warehouse facility in Burlington, NJ	—	3,989	6,213	377	—	3,989	6,590	10,579	1,527	1999	Jan. 2014	26 yrs.
Industrial facility in Albuquerque, NM	—	2,467	3,476	606	—	2,467	4,082	6,549	905	1993	Jan. 2014	27 yrs.
Industrial facility in North Salt Lake, UT	—	10,601	17,626	—	(16,936)	4,388	6,903	11,291	1,560	1981	Jan. 2014	26 yrs.
Industrial facilities in Lexington, NC and Murrysville, PA	—	2,185	12,058	—	2,713	1,608	15,348	16,956	3,271	1940; 1995	Jan. 2014	28 yrs.
Land in Welcome, NC	—	980	11,230	—	(11,724)	486	—	486	—	N/A	Jan. 2014	N/A
Industrial facilities in Evansville, IN; Lawrence, KS; and Baltimore, MD	—	4,005	44,192	—	—	4,005	44,192	48,197	10,965	1911; 1967; 1982	Jan. 2014	24 yrs.
Industrial facilities in Colton, CA; Bonner Springs, KS; and Dallas, TX and land in Eagan, MN	—	8,451	25,457	—	298	8,451	25,755	34,206	5,304	1978; 1979; 1986	Jan. 2014	17 - 34 yrs.
Retail facility in Torrance, CA	—	8,412	12,241	1,377	(76)	8,335	13,619	21,954	3,345	1973	Jan. 2014	25 yrs.
Office facility in Houston, TX	—	6,578	424	560	—	6,578	984	7,562	360	1978	Jan. 2014	27 yrs.
Land in Doncaster, United Kingdom	—	4,257	4,248	—	(8,111)	394	—	394	—	N/A	Jan. 2014	N/A
Warehouse facility in Norwich, CT	8,111	3,885	21,342	—	2	3,885	21,344	25,229	4,469	1960	Jan. 2014	28 yrs.
Warehouse facility in Norwich, CT	—	1,437	9,669	—	—	1,437	9,669	11,106	2,024	2005	Jan. 2014	28 yrs.
Warehouse facility in Whitehall, PA	—	7,435	9,093	—	(4,164)	6,983	5,381	12,364	1,379	1986	Jan. 2014	23 yrs.
Retail facilities in York, PA	2,972	3,776	10,092	—	(2,016)	2,668	9,184	11,852	1,853	1992; 2005	Jan. 2014	26 - 34 yrs.
Industrial facility in Pittsburgh, PA	—	1,151	10,938	—	—	1,151	10,938	12,089	2,613	1991	Jan. 2014	25 yrs.
Warehouse facilities in Atlanta, GA and Elkwood, VA	—	5,356	4,121	—	(2,104)	4,284	3,089	7,373	656	1975	Jan. 2014	28 yrs.
Warehouse facility in Harrisburg, NC	—	1,753	5,840	—	(111)	1,642	5,840	7,482	1,324	2000	Jan. 2014	26 yrs.
Industrial facility in Chandler, AZ; industrial, office, and warehouse facility in Englewood, CO; and land in Englewood, CO	3,416	4,306	7,235	—	3	4,306	7,238	11,544	1,415	1978; 1987	Jan. 2014	30 yrs.

W. P. Carey 2019 10-K – 135

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2019
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facility in Cynthiana, KY	1,672	1,274	3,505	525	(107)	1,274	3,923	5,197	807	1967	Jan. 2014	31 yrs.
Industrial facility in Columbia, SC	—	2,843	11,886	—	—	2,843	11,886	14,729	3,112	1962	Jan. 2014	23 yrs.
Movie theater in Midlothian, VA	—	2,824	16,618	—	—	2,824	16,618	19,442	514	2000	Jan. 2014	40 yrs.
Net-lease student housing facility in Laramie, WY	—	1,966	18,896	—	—	1,966	18,896	20,862	4,308	2007	Jan. 2014	33 yrs.
Office facility in Greenville, SC	7,311	562	7,916	—	43	562	7,959	8,521	1,877	1972	Jan. 2014	25 yrs.
Warehouse facilities in Mendota, IL; Toppenish, WA; and Plover, WI	—	1,444	21,208	—	(623)	1,382	20,647	22,029	5,447	1996	Jan. 2014	23 yrs.
Industrial facility in Allen, TX and office facility in Sunnyvale, CA	—	9,297	24,086	—	(42)	9,255	24,086	33,341	4,607	1981; 1997	Jan. 2014	31 yrs.
Industrial facilities in Hampton, NH	6,067	8,990	7,362	—	—	8,990	7,362	16,352	1,435	1976	Jan. 2014	30 yrs.
Industrial facilities located throughout France	—	36,306	5,212	—	(8,126)	29,091	4,301	33,392	1,111	Various	Jan. 2014	23 yrs.
Retail facility in Fairfax, VA	—	3,402	16,353	—	—	3,402	16,353	19,755	3,672	1998	Jan. 2014	26 yrs.
Retail facility in Lombard, IL	—	5,087	8,578	—	—	5,087	8,578	13,665	1,926	1999	Jan. 2014	26 yrs.
Warehouse facility in Plainfield, IN	18,054	1,578	29,415	—	—	1,578	29,415	30,993	5,735	1997	Jan. 2014	30 yrs.
Retail facility in Kennesaw, GA	2,395	2,849	6,180	5,530	(76)	2,773	11,710	14,483	2,174	1999	Jan. 2014	26 yrs.
Retail facility in Leawood, KS	7,750	1,487	13,417	—	—	1,487	13,417	14,904	3,013	1997	Jan. 2014	26 yrs.
Office facility in Tolland, CT	7,328	1,817	5,709	—	11	1,817	5,720	7,537	1,234	1968	Jan. 2014	28 yrs.
Warehouse facilities in Lincolnton, NC and Mauldin, SC	9,006	1,962	9,247	—	—	1,962	9,247	11,209	1,948	1988; 1996	Jan. 2014	28 yrs.
Retail facilities located throughout Germany	—	81,109	153,927	10,510	(127,152)	29,403	88,991	118,394	16,834	Various	Jan. 2014	Various
Industrial and office facility in Marktheidenfeld, Germany	—	1,303	16,116	—	551	1,344	16,626	17,970	105	2002	Jan. 2014	40 yrs.
Office facility in Southfield, MI	—	1,726	4,856	89	—	1,726	4,945	6,671	943	1985	Jan. 2014	31 yrs.
Office facility in The Woodlands, TX	17,072	3,204	24,997	—	—	3,204	24,997	28,201	4,693	1997	Jan. 2014	32 yrs.
Warehouse facilities in Valdosta, GA and Johnson City, TN	—	1,080	14,998	1,688	—	1,080	16,686	17,766	3,392	1978; 1998	Jan. 2014	27 yrs.
Industrial facility in Amherst, NY	7,021	674	7,971	—	—	674	7,971	8,645	2,103	1984	Jan. 2014	23 yrs.
Industrial and warehouse facilities in Westfield, MA	—	1,922	9,755	7,435	9	1,922	17,199	19,121	3,451	1954; 1997	Jan. 2014	28 yrs.
Warehouse facilities in Kottka, Finland	—	—	8,546	—	(1,493)	—	7,053	7,053	1,910	1999; 2001	Jan. 2014	21 - 23 yrs.
Office facility in Bloomington, MN	—	2,942	7,155	—	—	2,942	7,155	10,097	1,494	1988	Jan. 2014	28 yrs.
Warehouse facility in Gorinchem, Netherlands	3,131	1,143	5,648	—	(1,186)	944	4,661	5,605	973	1995	Jan. 2014	28 yrs.
Retail facility in Cresskill, NJ	—	2,366	5,482	—	19	2,366	5,501	7,867	1,044	1975	Jan. 2014	31 yrs.
Retail facility in Livingston, NJ	—	2,932	2,001	—	14	2,932	2,015	4,947	439	1966	Jan. 2014	27 yrs.
Retail facility in Maplewood, NJ	—	845	647	—	4	845	651	1,496	142	1954	Jan. 2014	27 yrs.

W. P. Carey 2019 10-K – 136

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2019
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Retail facility in Montclair, NJ	—	1,905	1,403	—	6	1,905	1,409	3,314	307	1950	Jan. 2014	27 yrs.
Retail facility in Morristown, NJ	—	3,258	8,352	—	26	3,258	8,378	11,636	1,824	1973	Jan. 2014	27 yrs.
Retail facility in Summit, NJ	—	1,228	1,465	—	8	1,228	1,473	2,701	321	1950	Jan. 2014	27 yrs.
Industrial and office facilities in Dransfeld and Wolfach, Germany	—	2,789	8,750	—	(3,345)	2,168	6,026	8,194	1,465	1898; 1978	Jan. 2014	24 yrs.
Industrial facilities in Georgetown, TX and Woodland, WA	—	965	4,113	—	—	965	4,113	5,078	721	1998; 2001	Jan. 2014	33 - 35 yrs.
Education facilities in Union, NJ; Allentown and Philadelphia, PA; and Grand Prairie, TX	—	5,365	7,845	—	5	5,365	7,850	13,215	1,668	Various	Jan. 2014	28 yrs.
Industrial facility in Salisbury, NC	—	1,499	8,185	—	—	1,499	8,185	9,684	1,744	2000	Jan. 2014	28 yrs.
Industrial facilities in Solon and Twinsburg, OH and office facility in Plymouth, MI	—	2,831	10,565	—	—	2,831	10,565	13,396	2,298	1970; 1991; 1995	Jan. 2014	26 - 27 yrs.
Industrial facility in Cambridge, Canada	—	1,849	7,371	—	(1,288)	1,591	6,341	7,932	1,200	2001	Jan. 2014	31 yrs.
Industrial facilities in Peru, IL; Huber Heights, Lima, and Sheffield, OH; and Lebanon, TN	8,073	2,962	17,832	—	—	2,962	17,832	20,794	3,375	Various	Jan. 2014	31 yrs.
Industrial facility in Ramos Arizpe, Mexico	—	1,059	2,886	—	—	1,059	2,886	3,945	545	2000	Jan. 2014	31 yrs.
Industrial facilities in Salt Lake City, UT	—	2,783	3,773	—	—	2,783	3,773	6,556	714	1983; 2002	Jan. 2014	31 - 33 yrs.
Net-lease student housing facility in Blairsville, PA	8,821	1,631	23,163	—	—	1,631	23,163	24,794	5,051	2005	Jan. 2014	33 yrs.
Warehouse facilities in Atlanta, Doraville, and Rockmart, GA	—	6,488	77,192	—	—	6,488	77,192	83,680	16,002	1959; 1962; 1991	Jan. 2014	23 - 33 yrs.
Warehouse facilities in Flora, MS and Muskogee, OK	3,106	554	4,353	—	—	554	4,353	4,907	786	1992; 2002	Jan. 2014	33 yrs.
Industrial facility in Richmond, MO	—	2,211	8,505	747	—	2,211	9,252	11,463	1,874	1996	Jan. 2014	28 yrs.
Industrial facility in Tuusula, Finland	—	6,173	10,321	—	(2,881)	5,095	8,518	13,613	1,975	1975	Jan. 2014	26 yrs.
Office facility in Turku, Finland	—	5,343	34,106	—	(6,893)	4,409	28,147	32,556	5,981	1981	Jan. 2014	28 yrs.
Industrial facility in Turku, Finland	—	1,105	10,243	—	(1,967)	912	8,469	9,381	1,806	1981	Jan. 2014	28 yrs.
Industrial facility in Baraboo, WI	—	917	10,663	—	—	917	10,663	11,580	4,821	1988	Jan. 2014	13 yrs.
Warehouse facility in Phoenix, AZ	16,836	6,747	21,352	—	—	6,747	21,352	28,099	4,550	1996	Jan. 2014	28 yrs.
Land in Calgary, Canada	—	3,721	—	—	(520)	3,201	—	3,201	—	N/A	Jan. 2014	N/A
Industrial facilities in Sandersville, GA; Erwin, TN; and Gainesville, TX	1,541	955	4,779	—	—	955	4,779	5,734	912	1950; 1986; 1996	Jan. 2014	31 yrs.
Industrial facility in Buffalo Grove, IL	4,926	1,492	12,233	—	—	1,492	12,233	13,725	2,340	1996	Jan. 2014	31 yrs.
Warehouse facility in Spanish Fork, UT	—	991	7,901	—	—	991	7,901	8,892	1,430	2001	Jan. 2014	33 yrs.

W. P. Carey 2019 10-K – 137

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2019
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facilities in West Jordan, UT and Tacoma, WA; office facility in Eugene, OR; and warehouse facility in Perris, CA	—	8,989	5,435	—	8	8,989	5,443	14,432	1,146	Various	Jan. 2014	28 yrs.
Office facility in Carlsbad, CA	—	3,230	5,492	—	—	3,230	5,492	8,722	1,377	1999	Jan. 2014	24 yrs.
Land in Pensacola, FL	—	1,746	—	—	—	1,746	—	1,746	—	N/A	Jan. 2014	N/A
Movie theater in Port St. Lucie, FL	—	4,654	2,576	—	—	4,654	2,576	7,230	557	2000	Jan. 2014	27 yrs.
Movie theater in Hickory Creek, TX	—	1,693	3,342	—	—	1,693	3,342	5,035	739	2000	Jan. 2014	27 yrs.
Industrial facility in Nurieux-Volognat, France	—	121	5,328	—	(852)	99	4,498	4,597	823	2000	Jan. 2014	32 yrs.
Warehouse facility in Suwanee, GA	—	2,330	8,406	—	—	2,330	8,406	10,736	1,470	1995	Jan. 2014	34 yrs.
Retail facilities in Wichita, KS and Oklahoma City, OK and warehouse facility in Wichita, KS	—	1,878	8,579	—	—	1,878	8,579	10,457	2,167	1954; 1975; 1984	Jan. 2014	24 yrs.
Industrial facilities in Fort Dodge, IA and Menomonie and Oconomowoc, WI	7,337	1,403	11,098	—	—	1,403	11,098	12,501	4,039	1996	Jan. 2014	16 yrs.
Industrial facility in Mesa, AZ	3,864	2,888	4,282	—	—	2,888	4,282	7,170	929	1991	Jan. 2014	27 yrs.
Industrial facility in North Amityville, NY	—	3,486	11,413	—	—	3,486	11,413	14,899	2,596	1981	Jan. 2014	26 yrs.
Warehouse facilities in Greenville, SC	—	567	10,217	—	(1,330)	454	9,000	9,454	2,938	1960	Jan. 2014	21 yrs.
Industrial facility in Fort Collins, CO	—	821	7,236	—	—	821	7,236	8,057	1,303	1993	Jan. 2014	33 yrs.
Warehouse facility in Elk Grove Village, IL	—	4,037	7,865	—	—	4,037	7,865	11,902	32	1980	Jan. 2014	22 yrs.
Office facility in Washington, MI	—	4,085	7,496	—	—	4,085	7,496	11,581	1,354	1990	Jan. 2014	33 yrs.
Office facility in Houston, TX	—	522	7,448	227	—	522	7,675	8,197	1,724	1999	Jan. 2014	27 yrs.
Industrial facilities in Conroe, Odessa, and Weimar, TX and industrial and office facility in Houston, TX	4,613	4,049	13,021	—	133	4,049	13,154	17,203	4,167	Various	Jan. 2014	12 - 22 yrs.
Education facility in Sacramento, CA	25,542	—	13,715	—	—	—	13,715	13,715	2,428	2005	Jan. 2014	34 yrs.
Industrial facilities in City of Industry, CA; Chelmsford, MA; and Lancaster, TX	—	5,138	8,387	—	43	5,138	8,430	13,568	1,799	1969; 1974; 1984	Jan. 2014	27 yrs.
Office facility in Tinton Falls, NJ	—	1,958	7,993	725	—	1,958	8,718	10,676	1,562	2001	Jan. 2014	31 yrs.
Industrial facility in Woodland, WA	—	707	1,562	—	—	707	1,562	2,269	262	2009	Jan. 2014	35 yrs.
Warehouse facilities in Gyál and Herceghalom, Hungary	—	14,601	21,915	—	(6,379)	12,050	18,087	30,137	5,239	2002; 2004	Jan. 2014	21 yrs.
Industrial facility in Windsor, CT	—	453	637	3,422	(83)	453	3,976	4,429	363	1999	Jan. 2014	33 yrs.
Industrial facility in Aurora, CO	2,482	574	3,999	—	—	574	3,999	4,573	603	2012	Jan. 2014	40 yrs.
Office facility in Chandler, AZ	—	5,318	27,551	19	—	5,318	27,570	32,888	4,608	2000	Mar. 2014	40 yrs.
Warehouse facility in University Park, IL	—	7,962	32,756	221	—	7,962	32,977	40,939	5,305	2008	May 2014	40 yrs.

W. P. Carey 2019 10-K – 138

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2019
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Office facility in Stavanger, Norway	—	10,296	91,744	—	(29,855)	7,354	64,831	72,185	8,876	1975	Aug. 2014	40 yrs.
Office facility in Westborough, MA	—	3,409	37,914	—	—	3,409	37,914	41,323	5,706	1992	Aug. 2014	40 yrs.
Office facility in Andover, MA	—	3,980	45,120	289	—	3,980	45,409	49,389	6,289	2013	Oct. 2014	40 yrs.
Office facility in Newport, United Kingdom	—	—	22,587	—	(4,040)	—	18,547	18,547	2,454	2014	Oct. 2014	40 yrs.
Industrial facility in Lewisburg, OH	—	1,627	13,721	—	—	1,627	13,721	15,348	1,987	2014	Nov. 2014	40 yrs.
Industrial facility in Opole, Poland	—	2,151	21,438	—	(2,276)	1,944	19,369	21,313	2,866	2014	Dec. 2014	38 yrs.
Office facilities located throughout Spain	—	51,778	257,624	10	(24,847)	50,497	234,068	284,565	30,609	Various	Dec. 2014	Various
Retail facilities located throughout the United Kingdom	—	66,319	230,113	277	(48,957)	55,222	192,530	247,752	31,546	Various	Jan. 2015	20 - 40 yrs.
Warehouse facility in Rotterdam, Netherlands	—	—	33,935	20,442	(211)	—	54,166	54,166	4,717	2014	Feb. 2015	40 yrs.
Retail facility in Bad Fischau, Austria	—	2,855	18,829	—	923	2,977	19,630	22,607	2,908	1998	Apr. 2015	40 yrs.
Industrial facility in Oskarshamn, Sweden	—	3,090	18,262	—	(2,382)	2,745	16,225	18,970	2,025	2015	Jun. 2015	40 yrs.
Office facility in Sunderland, United Kingdom	—	2,912	30,140	—	(5,047)	2,467	25,538	28,005	3,263	2007	Aug. 2015	40 yrs.
Industrial facilities in Gersthofen and Senden, Germany and Leopoldsdorf, Austria	—	9,449	15,838	—	231	9,535	15,983	25,518	2,387	2008; 2010	Aug. 2015	40 yrs.
Net-lease hotels in Clive, IA; Baton Rouge, LA; St. Louis, MO; Greensboro, NC; Mount Laurel, NJ; and Fort Worth, TX	—	—	49,190	—	—	—	49,190	49,190	6,111	1988; 1989; 1990	Oct. 2015	38 - 40 yrs.
Retail facilities in Almere, Amsterdam, Eindhoven, Houten, Nieuwegein, Utrecht, Veghel, and Zwaag, Netherlands	—	5,698	38,130	79	2,015	5,959	39,963	45,922	5,128	Various	Nov. 2015	30 - 40 yrs.
Office facility in Irvine, CA	—	7,626	16,137	—	—	7,626	16,137	23,763	1,705	1977	Dec. 2015	40 yrs.
Education facility in Windermere, FL	—	5,090	34,721	15,333	—	5,090	50,054	55,144	6,695	1998	Apr. 2016	38 yrs.
Industrial facilities located throughout the United States	—	66,845	87,575	65,400	(56,517)	49,680	113,623	163,303	16,284	Various	Apr. 2016	Various
Industrial facilities in North Dumfries and Ottawa, Canada	—	17,155	10,665	—	(18,207)	5,963	3,650	9,613	1,240	1967; 1974	Apr. 2016	28 yrs.
Education facilities in Coconut Creek, FL and Houston, TX	—	15,550	83,862	63,830	—	15,550	147,692	163,242	13,234	1979; 1984	May 2016	37 - 40 yrs.
Office facility in Southfield, MI and warehouse facilities in London, KY and Gallatin, TN	—	3,585	17,254	—	—	3,585	17,254	20,839	1,539	1969; 1987; 2000	Nov. 2016	35 - 36 yrs.
Industrial facilities in Brampton, Toronto, and Vaughan, Canada	—	28,759	13,998	—	—	28,759	13,998	42,757	1,488	Various	Nov. 2016	28 - 35 yrs.
Industrial facilities in Queretaro and San Juan del Rio, Mexico	—	5,152	12,614	—	—	5,152	12,614	17,766	1,083	Various	Dec. 2016	28 - 40 yrs.

W. P. Carey 2019 10-K – 139

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2019
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facility in Chicago, IL	—	2,222	2,655	3,511	—	2,222	6,166	8,388	680	1985	Jun. 2017	30 yrs.
Industrial facility in Zawiercie, Poland	—	395	102	10,378	(401)	380	10,094	10,474	427	2018	Aug. 2017	40 yrs.
Office facility in Roseville, MN	—	2,560	16,025	—	—	2,560	16,025	18,585	955	2001	Nov. 2017	40 yrs.
Industrial facility in Radomsko, Poland	—	1,718	59	14,453	(629)	1,657	13,944	15,601	465	2018	Nov. 2017	40 yrs.
Warehouse facility in Sellersburg, IN	—	1,016	3,838	—	—	1,016	3,838	4,854	246	2000	Feb. 2018	36 yrs.
Retail and warehouse facilities in Appleton, Madison, and Waukesha, WI	—	5,512	61,230	—	—	5,465	61,277	66,742	3,392	1995; 2004	Mar. 2018	36 - 40 yrs.
Office and warehouse facilities located throughout Denmark	—	20,304	185,481	—	(6,754)	19,638	179,393	199,031	8,534	Various	Jun. 2018	25 - 41 yrs.
Retail facilities located throughout the Netherlands	—	38,475	117,127	—	(5,465)	37,124	113,013	150,137	5,890	Various	Jul. 2018	26 - 30 yrs.
Industrial facility in Oostburg, WI	—	786	6,589	—	—	786	6,589	7,375	432	2002	Jul. 2018	35 yrs.
Warehouse facility in Kampen, Netherlands	—	3,251	12,858	126	(492)	3,152	12,591	15,743	734	1976	Jul. 2018	26 yrs.
Warehouse facility in Azambuja, Portugal	—	13,527	35,631	—	(1,452)	13,127	34,579	47,706	1,688	1994	Sep. 2018	28 yrs.
Retail facilities in Amsterdam, Moordrecht, and Rotterdam, Netherlands	—	2,582	18,731	3,219	(317)	2,549	21,666	24,215	912	Various	Oct. 2018	27 - 37 yrs.
Office and warehouse facilities in Bad Wünnenberg and Soest, Germany	—	2,916	39,687	—	(595)	2,875	39,133	42,008	1,225	1982; 1986	Oct. 2018	40 yrs.
Industrial facility in Norfolk, NE	1,172	802	3,686	—	—	802	3,686	4,488	146	1975	Oct. 2018	40 yrs.
Education facility in Chicago, IL	11,180	7,720	17,266	—	—	7,720	17,266	24,986	538	1912	Oct. 2018	40 yrs.
Fitness facilities in Phoenix, AZ and Columbia, MD	—	18,286	33,030	—	—	18,286	33,030	51,316	1,024	2006	Oct. 2018	40 yrs.
Retail facility in Gorzow, Poland	—	1,736	8,298	—	(140)	1,712	8,182	9,894	275	2008	Oct. 2018	40 yrs.
Industrial facilities in Sergeant Bluff, IA; Bossier City, LA; and Alvarado, TX	9,996	6,460	49,462	—	—	6,460	49,462	55,922	1,660	Various	Oct. 2018	40 yrs.
Industrial facilities in Mayodan, Sanford, and Stoneville, NC	—	3,505	20,913	—	—	3,505	20,913	24,418	—	1992; 1997; 1998	Oct. 2018	29 yrs.
Warehouse facility in Dillon, SC	15,522	3,424	43,114	—	—	3,424	43,114	46,538	1,447	2001	Oct. 2018	40 yrs.
Office facility in Birmingham, United Kingdom	16,915	7,383	7,687	—	330	7,545	7,855	15,400	241	2009	Oct. 2018	40 yrs.
Retail facilities located throughout Spain	—	17,626	44,501	—	(867)	17,380	43,880	61,260	1,387	Various	Oct. 2018	40 yrs.
Warehouse facility in Gadki, Poland	—	1,376	6,137	—	(105)	1,357	6,051	7,408	193	2011	Oct. 2018	40 yrs.
Office facility in The Woodlands, TX	22,895	1,697	52,289	—	—	1,697	52,289	53,986	1,564	2009	Oct. 2018	40 yrs.
Office facility in Hoffman Estates, IL	—	5,550	14,214	—	—	5,550	14,214	19,764	441	2009	Oct. 2018	40 yrs.
Warehouse facility in Zagreb, Croatia	—	15,789	33,287	—	(685)	15,568	32,823	48,391	1,523	2001	Oct. 2018	26 yrs.

W. P. Carey 2019 10-K – 140

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2019
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facilities in Middleburg Heights and Union Township, OH	5,126	1,295	13,384	—	—	1,295	13,384	14,679	411	1990; 1997	Oct. 2018	40 yrs.
Retail facility in Las Vegas, NV	39,504	—	79,720	—	—	—	79,720	79,720	2,331	2012	Oct. 2018	40 yrs.
Industrial facilities located in Phoenix, AZ; Colton, Fresno, Los Angeles, Orange, Pomona, and San Diego, CA; Safety Harbor, FL; Durham, NC; and Columbia, SC	10,306	20,517	14,135	—	—	20,517	14,135	34,652	458	Various	Oct. 2018	40 yrs.
Warehouse facility in Bowling Green, KY	—	2,652	51,915	—	—	2,652	51,915	54,567	1,787	2011	Oct. 2018	40 yrs.
Warehouse facilities in Cannock, Liverpool, Luton, Plymouth, Southampton, and Taunton United Kingdom	—	6,791	2,315	—	199	6,940	2,365	9,305	81	Various	Oct. 2018	40 yrs.
Industrial facility in Evansville, IN	14,085	180	22,095	—	—	180	22,095	22,275	662	2009	Oct. 2018	40 yrs.
Office facilities in Tampa, FL	31,792	3,889	49,843	257	—	3,889	50,100	53,989	1,525	1985; 2000	Oct. 2018	40 yrs.
Warehouse facility in Elorrio, Spain	—	7,858	12,728	—	(286)	7,749	12,551	20,300	443	1996	Oct. 2018	40 yrs.
Industrial and office facilities in Elberton, GA	—	879	2,014	—	—	879	2,014	2,893	85	1997; 2002	Oct. 2018	40 yrs.
Office facility in Tres Cantos, Spain	55,156	24,344	39,646	—	(893)	24,004	39,093	63,097	1,242	2002	Oct. 2018	40 yrs.
Office facility in Hartland, WI	2,850	1,454	6,406	—	—	1,454	6,406	7,860	211	2001	Oct. 2018	40 yrs.
Retail facilities in Dugo Selo, Kutina, Samobor, Spansko, and Zagreb, Croatia	—	5,549	12,408	1,308	6,367	6,712	18,920	25,632	683	2000; 2002; 2003	Oct. 2018	26 yrs.
Office and warehouse facilities located throughout the United States	99,793	42,793	193,666	—	—	42,793	193,666	236,459	6,278	Various	Oct. 2018	40 yrs.
Warehouse facilities in Rincon and Unadilla, GA	—	1,954	48,421	—	—	1,954	48,421	50,375	1,536	2000; 2006	Oct. 2018	40 yrs.
Warehouse facilities in Breda, Elst, Gieten, Raalte, and Woerden, Netherlands	—	37,755	91,666	—	(1,807)	37,228	90,386	127,614	2,780	Various	Oct. 2018	40 yrs.
Warehouse facilities in Oxnard and Watsonville, CA	—	22,453	78,814	—	—	22,453	78,814	101,267	2,435	1975; 1994; 2002	Oct. 2018	40 yrs.
Retail facilities located throughout Italy	—	75,492	138,280	—	(2,984)	74,438	136,350	210,788	4,536	Various	Oct. 2018	40 yrs.
Land in Hudson, NY	—	2,405	—	—	—	2,405	—	2,405	—	N/A	Oct. 2018	N/A
Office facility in Houston, TX	—	2,136	2,344	—	—	2,136	2,344	4,480	84	1982	Oct. 2018	40 yrs.
Office facility in Martinsville, VA	—	1,082	8,108	—	—	1,082	8,108	9,190	266	2011	Oct. 2018	40 yrs.
Land in Chicago, IL	—	9,887	—	—	—	9,887	—	9,887	—	N/A	Oct. 2018	N/A
Industrial facility in Fraser, MI	—	1,346	9,551	—	—	1,346	9,551	10,897	304	2012	Oct. 2018	40 yrs.
Net-lease self-storage facilities located throughout the United States	—	19,583	108,971	—	—	19,583	108,971	128,554	3,597	Various	Oct. 2018	40 yrs.

W. P. Carey 2019 10-K – 141

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2019
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Warehouse facility in Middleburg Heights, OH	—	542	2,507	—	—	542	2,507	3,049	77	2002	Oct. 2018	40 yrs.
Net-lease self-storage facility in Fort Worth, TX	—	691	6,295	—	—	691	6,295	6,986	213	2004	Oct. 2018	40 yrs.
Retail facilities in Delnice, Pozega, and Sesvete, Croatia	—	5,519	9,930	1,068	(200)	5,442	10,875	16,317	472	2011	Oct. 2018	27 yrs.
Office facilities in Aurora, Eagan, and Virginia, MN	—	16,302	91,239	—	—	16,302	91,239	107,541	2,964	Various	Oct. 2018	40 yrs.
Retail facility in Orlando, FL	—	6,262	25,134	430	—	6,371	25,455	31,826	754	2011	Oct. 2018	40 yrs.
Industrial facility in Avon, OH	3,057	1,447	5,564	—	—	1,447	5,564	7,011	185	2001	Oct. 2018	40 yrs.
Industrial facility in Chimelow, Poland	—	6,158	28,032	—	(477)	6,072	27,641	33,713	885	2012	Oct. 2018	40 yrs.
Net-lease self-storage facility in Fayetteville, NC	—	1,839	4,654	—	—	1,839	4,654	6,493	201	2001	Oct. 2018	40 yrs.
Retail facilities in Huntsville, AL; Bentonville, AR; Bossier City, LA; Lee's Summit, MO; Fayetteville, TN, and Fort Worth, TX	—	19,529	42,318	—	—	19,529	42,318	61,847	1,370	Various	Oct. 2018	40 yrs.
Education facilities in Montgomery, AL and Savannah, GA	13,520	5,508	12,032	—	—	5,508	12,032	17,540	385	1969; 2002	Oct. 2018	40 yrs.
Office facilities in St. Louis, MO	—	1,297	5,362	3,316	—	1,297	8,678	9,975	178	1995	Oct. 2018	40 yrs.
Office and warehouse facility in Zary, PL	—	2,062	10,034	—	(169)	2,034	9,893	11,927	325	2013	Oct. 2018	40 yrs.
Industrial facility in Sterling, VA	—	3,198	23,981	—	—	3,198	23,981	27,179	720	1980	Oct. 2018	40 yrs.
Industrial facility in Elk Grove Village, IL	8,230	5,511	10,766	2	—	5,511	10,768	16,279	337	1961	Oct. 2018	40 yrs.
Industrial facility in Portage, WI	4,408	3,450	7,797	—	—	3,450	7,797	11,247	275	1970	Oct. 2018	40 yrs.
Office facility in Warrenville, IL	17,155	3,662	23,711	—	—	3,662	23,711	27,373	732	2002	Oct. 2018	40 yrs.
Warehouse facility in Saitama Prefecture, Japan	—	13,507	25,301	15	(4,141)	12,005	22,677	34,682	767	2007	Oct. 2018	40 yrs.
Retail facility in Dallas, TX	—	2,977	16,168	—	—	2,977	16,168	19,145	485	1913	Oct. 2018	40 yrs.
Office facility in Houston, TX	124,592	23,161	104,266	256	—	23,161	104,522	127,683	3,091	1973	Oct. 2018	40 yrs.
Retail facilities located throughout Croatia	—	9,000	13,002	1,202	(286)	8,874	14,044	22,918	515	Various	Oct. 2018	29 - 38 yrs.
Office facility in Northbrook, IL	5,226	—	493	—	—	—	493	493	58	2007	Oct. 2018	40 yrs.
Education facilities in Chicago, IL	—	18,510	163	—	—	18,510	163	18,673	19	2014; 2015	Oct. 2018	40 yrs.
Warehouse facility in Dillon, SC	25,745	3,516	44,933	—	—	3,516	44,933	48,449	1,496	2013	Oct. 2018	40 yrs.
Net-lease self-storage facilities in New York City, NY	—	29,223	77,202	114	—	29,223	77,316	106,539	2,274	Various	Oct. 2018	40 yrs.
Net-lease self-storage facility in Hilo, HI	—	769	12,869	—	—	769	12,869	13,638	381	2007	Oct. 2018	40 yrs.
Net-lease self-storage facility in Clearwater, FL	—	1,247	5,733	—	—	1,247	5,733	6,980	193	2001	Oct. 2018	40 yrs.

W. P. Carey 2019 10-K – 142

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2019
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Warehouse facilities in Gadki, Poland	—	10,422	47,727	57	(812)	10,276	47,118	57,394	1,527	2007; 2010	Oct. 2018	40 yrs.
Net-lease self-storage facility in Orlando, FL	—	1,070	8,686	—	—	1,070	8,686	9,756	276	2000	Oct. 2018	40 yrs.
Retail facility in Lewisville, TX	8,711	3,485	11,263	—	—	3,485	11,263	14,748	352	2004	Oct. 2018	40 yrs.
Industrial facility in Wageningen, Netherlands	17,293	5,227	18,793	—	(55)	5,154	18,811	23,965	599	2013	Oct. 2018	40 yrs.
Office facility in Haibach, Germany	8,690	1,767	12,229	—	(195)	1,743	12,058	13,801	390	1993	Oct. 2018	40 yrs.
Net-lease self-storage facility in Palm Coast, FL	—	1,994	4,982	—	—	1,994	4,982	6,976	197	2001	Oct. 2018	40 yrs.
Office facility in Auburn Hills, MI	5,473	1,910	6,773	—	—	1,910	6,773	8,683	216	2012	Oct. 2018	40 yrs.
Net-lease self-storage facility in Holiday, FL	—	1,730	4,213	—	—	1,730	4,213	5,943	162	1975	Oct. 2018	40 yrs.
Office facility in Tempe, AZ	14,108	—	19,533	—	—	—	19,533	19,533	603	2000	Oct. 2018	40 yrs.
Office facility in Tucson, AZ	—	2,448	17,353	—	—	2,448	17,353	19,801	543	2002	Oct. 2018	40 yrs.
Industrial facility in Drunen, Netherlands	—	2,316	9,370	—	(163)	2,284	9,239	11,523	288	2014	Oct. 2018	40 yrs.
Industrial facility New Concord, OH	1,416	958	2,309	—	—	958	2,309	3,267	88	1999	Oct. 2018	40 yrs.
Office facility in Krakow, Poland	5,192	2,381	6,212	—	(120)	2,348	6,125	8,473	192	2003	Oct. 2018	40 yrs.
Retail facility in Gelsenkirchen, Germany	12,848	2,178	17,097	—	(269)	2,147	16,859	19,006	523	2000	Oct. 2018	40 yrs.
Warehouse facilities in Mszczonow and Tomaszow Mazowiecki, Poland	—	8,782	53,575	—	(870)	8,660	52,827	61,487	1,777	1995; 2000	Oct. 2018	40 yrs.
Office facility in Plymouth, MN	21,310	2,871	26,353	—	—	2,871	26,353	29,224	815	1999	Oct. 2018	40 yrs.
Office facility in San Antonio, TX	12,390	3,094	16,624	—	—	3,094	16,624	19,718	523	2002	Oct. 2018	40 yrs.
Warehouse facility in Sered, Slovakia	—	3,428	28,005	—	(439)	3,380	27,614	30,994	866	2004	Oct. 2018	40 yrs.
Industrial facility in Tuchomerice, Czech Republic	—	7,864	27,006	—	(487)	7,754	26,629	34,383	824	1998	Oct. 2018	40 yrs.
Office facility in Warsaw, Poland	37,151	—	44,990	—	(628)	—	44,362	44,362	1,339	2015	Oct. 2018	40 yrs.
Warehouse facility in Kaunas, Lithuania	38,847	10,199	47,391	—	(804)	10,057	46,729	56,786	1,481	2008	Oct. 2018	40 yrs.
Net-lease student housing facility in Jacksonville, FL	11,717	906	17,020	—	—	906	17,020	17,926	514	2015	Oct. 2018	40 yrs.
Warehouse facilities in Houston, TX	—	791	1,990	—	—	791	1,990	2,781	66	1972	Oct. 2018	40 yrs.
Office facility in Oak Creek, WI	—	2,858	11,055	—	—	2,858	11,055	13,913	367	2000	Oct. 2018	40 yrs.
Warehouse facilities in Shelbyville, IN; Kalamazoo, MI; Tiffin, OH; Andersonville, TN; and Millwood, WV	—	2,868	37,571	—	—	2,868	37,571	40,439	1,268	Various	Oct. 2018	40 yrs.
Warehouse facility in Perrysburg, OH	—	806	11,922	—	—	806	11,922	12,728	415	1974	Oct. 2018	40 yrs.
Warehouse facility in Dillon, SC	—	620	46,319	434	—	620	46,753	47,373	916	2019	Oct. 2018	40 yrs.

W. P. Carey 2019 10-K – 143

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2019
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Warehouse facility in Zabia Wola, Poland	16,970	4,742	23,270	5,636	(438)	4,676	28,534	33,210	843	1999	Oct. 2018	40 yrs.
Office facility in Buffalo Grove, IL	—	2,224	6,583	—	—	2,224	6,583	8,807	210	1992	Oct. 2018	40 yrs.
Warehouse facilities in McHenry, IL	—	5,794	21,141	—	—	5,794	21,141	26,935	917	1990; 1999	Dec. 2018	27 - 28 yrs.
Industrial facilities in Chicago, Cortland, Forest View, Morton Grove, and Northbrook, IL and Madison and Monona, WI	—	23,267	9,166	—	—	23,267	9,166	32,433	354	Various	Dec. 2018; Dec. 2019	35 - 40 yrs.
Warehouse facility in Kilgore, TX	—	3,002	36,334	14,096	(6)	3,002	50,424	53,426	1,161	2007	Dec. 2018	37 yrs.
Industrial facility in San Luis Potosi, Mexico	—	2,787	12,945	—	—	2,787	12,945	15,732	391	2009	Dec. 2018	39 yrs.
Industrial facility in Legnica, Poland	—	995	9,787	6,007	(252)	979	15,558	16,537	459	2002	Dec. 2018	29 yrs.
Industrial facility in Meru, France	—	4,231	14,731	8	(238)	4,178	14,554	18,732	557	1997	Dec. 2018	29 yrs.
Education facility in Portland, OR	—	2,396	23,258	10	—	2,396	23,268	25,664	513	2006	Feb. 2019	40 yrs.
Office facility in Morrisville, NC	—	2,374	30,140	—	—	2,374	30,140	32,514	693	1998	Mar. 2019	40 yrs.
Warehouse facility in Inwood, WV	20,579	3,265	36,692	—	—	3,265	36,692	39,957	777	2000	Mar. 2019	40 yrs.
Industrial facility in Hurricane, UT	—	1,914	37,279	—	—	1,914	37,279	39,193	745	2011	Mar. 2019	40 yrs.
Industrial facility in Bensenville, IL	—	8,640	4,948	—	300	8,940	4,948	13,888	158	1981	Mar. 2019	40 yrs.
Industrial facility in Katowice, Poland	—	—	764	14,586	313	—	15,663	15,663	38	2019	Apr. 2019	40 yrs.
Industrial facilities in Westerville, OH and North Wales, PA	—	1,545	6,508	—	—	1,545	6,508	8,053	128	1960; 1997	May 2019	40 yrs.
Industrial facilities in Fargo, ND; Norristown, PA; and Atlanta, TX	—	1,616	5,589	—	—	1,616	5,589	7,205	134	Various	May 2019	40 yrs.
Industrial facilities in Chihuahua and Juarez, Mexico	—	3,426	7,286	—	—	3,426	7,286	10,712	158	1983; 1986; 1991	May 2019	40 yrs.
Warehouse facility in Statesville, NC	—	1,683	13,827	—	—	1,683	13,827	15,510	238	1979	Jun. 2019	40 yrs.
Industrial facility in Conestoga, PA	—	4,290	51,410	—	—	4,290	51,410	55,700	822	1950	Jun. 2019	40 yrs.
Industrial facilities in Hartford and Milwaukee, WI	—	1,471	21,293	—	—	1,471	21,293	22,764	290	1964; 1992; 1993	Jul. 2019	40 yrs.
Industrial facilities in Brockville and Prescott, Canada	—	2,025	9,519	—	—	2,025	9,519	11,544	127	1955; 1995	Jul. 2019	40 yrs.
Industrial facility in Dordrecht, Netherlands	—	3,233	10,954	—	328	3,307	11,208	14,515	76	1986	Sep. 2019	40 yrs.
Industrial facilities in York, PA and Lexington, SC	—	4,155	22,930	—	—	4,155	22,930	27,085	197	1968; 1971	Oct. 2019	40 yrs.
Industrial facility in Queretaro, Mexico	—	2,851	12,748	—	—	2,851	12,748	15,599	99	1999	Oct. 2019	40 yrs.
Office facility in Dearborn, MI	—	1,431	5,402	—	—	1,431	5,402	6,833	43	2002	Oct. 2019	40 yrs.

W. P. Carey 2019 10-K – 144

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2019
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facilities in Houston, TX and Metairie, LA and office facilities in Houston, TX and Mason, OH	—	6,130	24,981	—	—	6,130	24,981	31,111	116	Various	Nov. 2019	40 yrs.
Industrial facility in Pardubice, Czech Republic	—	1,694	8,793	—	203	1,727	8,963	10,690	—	1970	Nov. 2019	40 yrs.
Warehouse facilities in Brabrand, Denmark and Arlandastad, Sweden	—	6,499	27,899	—	858	6,665	28,591	35,256	70	2012; 2017	Nov. 2019	40 yrs.
Retail facility in Hamburg, PA	—	4,520	34,167	—	—	4,520	34,167	38,687	—	2003	Dec. 2019	40 yrs.
Warehouse facility in Charlotte, NC	—	6,481	82,936	—	—	6,481	82,936	89,417	—	1995	Dec. 2019	40 yrs.
Warehouse facility in Buffalo Grove, IL	—	3,287	10,167	—	—	3,287	10,167	13,454	17	1987	Dec. 2019	40 yrs.
Industrial facility in Hvidovre, Denmark	—	1,931	4,243	—	77	1,955	4,296	6,251	—	2007	Dec. 2019	40 yrs.
Warehouse facility in Huddersfield, United Kingdom	—	8,659	29,752	—	—	8,659	29,752	38,411	—	2005	Dec. 2019	40 yrs.
	$1,387,046	$2,028,107	$7,687,370	$506,074	$(518,047)	$1,875,065	$7,828,439	$9,703,504	$950,452

W. P. Carey 2019 10-K – 145

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2019
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period Total	Date of Construction	Date Acquired
Description	Encumbrances	Land	Buildings
Direct Financing Method
Industrial facilities in Irving and Houston, TX	$—	$—	$27,599	$—	$(4,074)	$23,525	1978	Jan. 1998
Retail facility in Freehold, NJ	7,637	—	17,067	—	(278)	16,789	2004	Sep. 2012
Office facilities in Corpus Christi, Odessa, San Marcos, and Waco, TX	2,434	2,089	14,211	—	(937)	15,363	1969; 1996; 2000	Sep. 2012
Retail facilities in Arnstadt, Borken, Bünde, Dorsten, Duisburg, Freiberg, Gütersloh, Leimbach-Kaiserro, Monheim, Oberhausen, Osnabrück, Rodewisch, Sankt Augustin, Schmalkalden, Stendal, and Wuppertal Germany	—	28,734	145,854	5,582	(23,090)	157,080	Various	Sep. 2012
Warehouse facility in Brierley Hill, United Kingdom	—	2,147	12,357	—	(1,553)	12,951	1996	Sep. 2012
Industrial and warehouse facility in Mesquite, TX	5,580	2,851	15,899	—	(2,377)	16,373	1972	Sep. 2012
Industrial facility in Rochester, MN	2,184	881	17,039	—	(2,336)	15,584	1997	Sep. 2012
Office facility in Irvine, CA	5,785	—	17,027	—	(2,230)	14,797	1981	Sep. 2012
Office facility in Scottsdale, AZ	17,819	—	43,570	—	(1,108)	42,462	1977	Jan. 2014
Retail facilities in El Paso and Fabens, TX	—	4,777	17,823	—	(54)	22,546	Various	Jan. 2014
Industrial facility in Dallas, TX	—	3,190	10,010	—	161	13,361	1968	Jan. 2014
Industrial facility in Eagan, MN	—	—	11,548	—	(359)	11,189	1975	Jan. 2014
Industrial facilities in Albemarle and Old Fort, NC and Holmesville, OH	—	6,542	20,668	5,317	(7,297)	25,230	1955; 1966; 1970	Jan. 2014
Industrial facilities located throughout France	—	—	27,270	—	(7,877)	19,393	Various	Jan. 2014
Retail facility in Gronau, Germany	—	281	4,401	—	(818)	3,864	1989	Jan. 2014
Industrial and warehouse facility in Newbridge, United Kingdom	9,818	6,851	22,868	—	(7,378)	22,341	1998	Jan. 2014
Education facility in Mooresville, NC	2,009	1,795	15,955	—	—	17,750	2002	Jan. 2014
Industrial facility in Mount Carmel, IL	—	135	3,265	—	(150)	3,250	1896	Jan. 2014
Retail facility in Vantaa, Finland	—	5,291	15,522	—	(3,636)	17,177	2004	Jan. 2014
Retail facility in Linköping, Sweden	—	1,484	9,402	—	(3,282)	7,604	2004	Jan. 2014
Industrial facility in Calgary, Canada	—	—	7,076	—	(985)	6,091	1965	Jan. 2014
Industrial facilities in Kearney, MO; Fair Bluff, NC; York, NE; Walbridge, OH; Middlesex Township, PA; Rocky Mount, VA; and Martinsburg, WV	6,783	5,780	40,860	—	(380)	46,260	Various	Jan. 2014
Movie theater in Pensacola, FL	—	—	13,034	—	(6,083)	6,951	2001	Jan. 2014
Industrial facility in Monheim, Germany	—	2,939	7,379	—	(2,174)	8,144	1992	Jan. 2014
Industrial facility in Göppingen, Germany	—	10,717	60,120	—	(15,177)	55,660	1930	Jan. 2014
Industrial facility in Sankt Ingbert, Germany	—	2,786	26,902	—	(6,168)	23,520	1960	Jan. 2014
Industrial and office facility in Nagold, Germany	—	4,553	17,675	—	(310)	21,918	1994	Oct. 2018
Industrial facility in Glendale Heights, IL	—	4,237	45,173	—	269	49,679	1991	Oct. 2018
Industrial facilities in Colton, Fresno, Orange, Pomona, and San Diego, CA; Holly Hill, FL; Rockmart, GA; Ooltewah, TN; and Dallas, TX	9,967	2,068	31,256	—	(254)	33,070	Various	Oct. 2018
Warehouse facilities in Bristol, Leeds, Liverpool, Luton, Newport, Plymouth, and Southampton, United Kingdom	—	1,062	23,087	—	497	24,646	Various	Oct. 2018
Warehouse facility in Gieten, Netherlands	—	—	15,258	—	(248)	15,010	1985	Oct. 2018
Warehouse facility in Oxnard, CA	—	—	10,960	—	(305)	10,655	1975	Oct. 2018

W. P. Carey 2019 10-K – 146

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2019
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period Total	Date of Construction	Date Acquired
Description	Encumbrances	Land	Buildings
Industrial facilities in Bartow, FL; Momence, IL; Smithfield, NC; Hudson, NY; and Ardmore, OK	—	4,454	87,030	—	1,099	92,583	Various	Oct. 2018
Industrial facility in Countryside, IL	—	563	1,457	—	16	2,036	1981	Oct. 2018
Industrial facility in Clarksville, TN	3,688	1,680	10,180	—	(7)	11,853	1998	Oct. 2018
Industrial facility in Bluffton, IN	1,737	503	3,407	—	(11)	3,899	1975	Oct. 2018
Warehouse facility in Houston, TX	—	—	5,977	—	(32)	5,945	1972	Oct. 2018
	$75,441	$108,390	$876,186	$10,899	$(98,926)	$896,549

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (d)	Date of Construction	Date Acquired
Land, Buildings and Improvements Attributable to Operating Properties – Hotels
Bloomington, MN	$—	$3,810	$29,126	$3,622	$5,974	$(247)	$3,874	$31,208	$7,203	$42,285	$9,855	2008	Jan. 2014	34 yrs.
Land, Buildings and Improvements Attributable to Operating Properties – Self-Storage Facilities
Loves Park, IL	—	1,412	4,853	—	4	—	1,412	4,853	4	6,269	214	1997	Oct. 2018	40 yrs.
Cherry Valley, IL	—	1,339	4,160	—	—	—	1,339	4,160	—	5,499	179	1988	Oct. 2018	40 yrs.
Rockford, IL	—	695	3,873	—	14	—	695	3,883	4	4,582	151	1979	Oct. 2018	40 yrs.
Rockford, IL	—	87	785	—	—	—	87	785	—	872	28	1979	Oct. 2018	40 yrs.
Rockford, IL	—	454	4,724	—	—	—	454	4,724	—	5,178	152	1957	Oct. 2018	40 yrs.
Peoria, IL	—	444	4,944	—	37	—	443	4,964	18	5,425	215	1990	Oct. 2018	40 yrs.
East Peoria, IL	—	268	3,290	—	53	—	268	3,336	7	3,611	138	1986	Oct. 2018	40 yrs.
Loves Park, IL	—	721	2,973	—	17	—	721	2,990	—	3,711	120	1978	Oct. 2018	40 yrs.
Winder, GA	—	338	1,310	—	2	—	338	1,310	2	1,650	55	2006	Oct. 2018	40 yrs.
Winder, GA	—	821	3,180	—	—	—	821	3,180	—	4,001	134	2001	Oct. 2018	40 yrs.
	$—	$10,389	$63,218	$3,622	$6,101	$(247)	$10,452	$65,393	$7,238	$83,083	$11,241
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

(c)
Excludes (i) gross lease intangible assets of $3.0 billion and the related accumulated amortization of $1.1 billion, (ii) gross lease intangible liabilities of $285.2 million and the related accumulated amortization of $74.5 million, (iii) assets held for sale, net of $104.0 million, and (iv) real estate under construction of $69.6 million.

(d)	A reconciliation of real estate and accumulated depreciation follows:

W. P. Carey 2019 10-K – 147

W. P. CAREY INC.
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Land, Buildings and Improvements Subject to Operating Leases
	Years Ended December 31,
	2019	2018	2017
Beginning balance	$8,717,612	$5,334,446	$5,182,267
Acquisitions	610,381	734,963	23,462
Reclassification from operating properties	291,750	—	—
Reclassification from real estate under construction	122,519	86,784	51,198
Dispositions	(90,488)	(296,543)	(131,549)
Reclassification from direct financing lease	76,934	15,998	1,611
Foreign currency translation adjustment	(37,032)	(88,715)	192,580
Capital improvements	18,860	25,727	17,778
CPA:17 Merger measurement period adjustments	(5,687)	—	—
Impairment charges	(1,345)	(3,030)	(2,901)
Acquisitions through CPA:17 Merger	—	2,907,982	—
Ending balance	$9,703,504	$8,717,612	$5,334,446

	Reconciliation of Accumulated Depreciation for Land, Buildings and Improvements Subject to Operating Leases
	Years Ended December 31,
	2019	2018	2017
Beginning balance	$724,550	$613,543	$472,294
Depreciation expense	232,927	162,119	144,183
Dispositions	(6,109)	(41,338)	(17,770)
Foreign currency translation adjustment	(916)	(9,774)	14,836
Ending balance	$950,452	$724,550	$613,543

	Reconciliation of Land, Buildings and Improvements Attributable to Operating Properties
	Years Ended December 31,
	2019	2018	2017
Beginning balance	$466,050	$83,047	$81,711
Reclassification to operating leases	(291,750)	—	—
Reclassification to assets held for sale	(94,078)	—	—
Capital improvements	1,853	3,080	1,336
Reclassification from real estate under construction	1,008	—	—
Acquisitions through CPA:17 Merger	—	423,530	—
Dispositions	—	(43,607)	—
Ending balance	$83,083	$466,050	$83,047

	Reconciliation of Accumulated Depreciation for Land, Buildings and Improvements Attributable to Operating Properties
	Years Ended December 31,
	2019	2018	2017
Beginning balance	$10,234	$16,419	$12,143
Depreciation expense	2,553	4,240	4,276
Reclassification to assets held for sale	(1,546)	—	—
Dispositions	—	(10,425)	—
Ending balance	$11,241	$10,234	$16,419

At December 31, 2019, the aggregate cost of real estate that we and our consolidated subsidiaries own for federal income tax purposes was approximately $12.4 billion.

W. P. Carey 2019 10-K – 148

W. P. CAREY INC.
SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
December 31, 2019
(dollars in thousands)

	Interest Rate	Final Maturity Date	Fair Value	Carrying Amount
Description
Financing agreement — observation wheel	6.5%	Mar. 2020	$24,350	$24,350
Financing agreement — mezzanine loan	9.0%	Apr. 2020	23,387	23,387
			$47,737	$47,737

	Reconciliation of Mortgage Loans on Real Estate
	Years Ended December 31,
	2019	2018	2017
Beginning balance	$57,737	$—	$—
Repayments	(10,000)	—	—
Acquisitions through CPA:17 Merger	—	57,737	—
Ending balance	$47,737	$57,737	$—

W. P. Carey 2019 10-K – 149

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2019 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting at December 31, 2019. In making this assessment, we used criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, at December 31, 2019, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and in connection therewith, PricewaterhouseCoopers LLP has issued an attestation report on the Company’s effectiveness of internal controls over financial reporting as of December 31, 2019, as stated in their report in Item 8.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

W. P. Carey 2019 10-K – 150

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

W. P. Carey 2019 10-K – 151

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) and (2) — Financial statements and schedules: see index to financial statements and schedules included in Item 8.

(3) Exhibits:

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed June 16, 2017
3.2	Fifth Amended and Restated Bylaws of W. P. Carey Inc.	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed June 16, 2017
4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
4.2	Indenture, dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 14, 2014
4.3	First Supplemental Indenture, dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 14, 2014
4.4	Form of Global Note Representing $500,000,000 Aggregate Principal Amount of 4.60% Senior Notes due 2024	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 14, 2014
4.5	Second Supplemental Indenture, dated as of January 21, 2015, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 21, 2015
4.6	Form of Note representing €500 Million Aggregate Principal Amount of 2.000% Senior Notes due 2023	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 21, 2015
4.7	Third Supplemental Indenture, dated January 26, 2015, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 26, 2015
4.8	Form of Note representing $450 Million Aggregate Principal Amount of 4.000% Senior Notes due 2025	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 26, 2015
4.9	Fourth Supplemental Indenture, dated as of September 12, 2016, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 12, 2016

W. P. Carey 2019 10-K – 152

Exhibit No.	Description	Method of Filing
4.10	Form of Note representing $350 Million Aggregate Principal Amount of 4.250% Senior Notes due 2026	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed September 12, 2016
4.11	Indenture, dated as of November 8, 2016, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Automatic shelf registration statement on Form S-3 (File No. 333-233159) filed August 9, 2019
4.12	First Supplemental Indenture, dated as of January 19, 2017, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 19, 2017
4.13	Form of Note representing €500 Million Aggregate Principal Amount of 2.250% Senior Notes due 2024	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed January 19, 2017
4.14	Second Supplemental Indenture dated as of March 6, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 6, 2018
4.15	Form of Note representing €500 Million Aggregate Principal Amount of 2.125% Senior Notes due 2027	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 6, 2018
4.16	Third Supplemental Indenture dated as of October 9, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed October 9, 2018
4.17	Form of Note representing €500 Million Aggregate Principal Amount of 2.250% Senior Notes due 2026	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 9, 2018
4.18	Fifth Supplemental Indenture, dated June 14, 2019, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Current Report on Form 10-Q filed August 2, 2019
4.19	Form of Note representing $325 Million Aggregate Principal Amount of 3.850% Senior Notes due 2029	Incorporated by reference to Exhibit 4.2 to Current Report on Form 10-Q filed August 2, 2019
4.20	Fourth Supplemental Indenture, dated as of September 19, 2019, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed September 19, 2019
4.21	Form of Note representing €500 Million Aggregate Principal Amount of 1.350% Senior Notes due 2028	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed September 19, 2019
4.22	Description of Securities Registered under Section 12 of the Exchange Act	Filed herewith
10.1	W. P. Carey Inc. 1997 Share Incentive Plan, as amended *	Incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.2	W. P. Carey Inc. (formerly W. P. Carey & Co. LLC) Long-Term Incentive Program as amended and restated effective as of September 28, 2012 *	Incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013

W. P. Carey 2019 10-K – 153

Exhibit No.	Description	Method of Filing
10.3	W. P. Carey Inc. Amended and Restated Deferred Compensation Plan for Employees *	Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.4	Amended and Restated W. P. Carey Inc. 2009 Share Incentive Plan *	Incorporated by reference to Appendix A of Schedule 14A filed April 30, 2013
10.5	2017 Annual Incentive Compensation Plan	Incorporated by reference to Exhibit A of Schedule 14A filed April 11, 2017
10.6	2017 Share Incentive Plan	Incorporated by reference to Exhibit B of Schedule 14A filed April 11, 2017
10.7	Form of Share Option Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.9 to Registration Statement on Form S-8 filed June 27, 2017
10.8	Form of Restricted Share Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-8 filed June 27, 2017
10.9	Form of Restricted Share Unit Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.8 to Registration Statement on Form S-8 filed June 27, 2017
10.10	Form of Long-Term Performance Share Unit Award Agreement pursuant to the W. P. Carey Inc. 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-8 filed June 27, 2017
10.11	Form of Non-Employee Director Restricted Share Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8, filed June 27, 2017
10.12	W. P. Carey Inc. 2009 Non-Employee Directors’ Incentive Plan *	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013
10.13	Amendment to Certain Equity Award Agreements between W. P. Carey Inc. and Mark J. DeCesaris	Incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K for the year ended December 31, 2017 filed February 23, 2018
10.14	Amended and Restated Advisory Agreement, dated as of January 1, 2015 by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.15
First Amendment to Amended and Restated Advisory Agreement, dated as of January 30, 2018, among Corporate Property Associates 18 – Global Incorporated, CPA: 18 Limited Partnership and Carey Asset Management Corp.
Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2017 filed February 23, 2018
10.16	Amended and Restated Asset Management Agreement dated as of May 13, 2015, by and among, Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.3 to Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 15, 2015
10.17	Amended and Restated Advisory Agreement, dated as of January 1, 2016, by and among Carey Watermark Investors Incorporated, CWI OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed February 26, 2016

W. P. Carey 2019 10-K – 154

Exhibit No.	Description	Method of Filing
10.18	First Amendment to Amended and Restated Advisory Agreement, dated as of June 13, 2017, among Carey Watermark Investors Incorporated, CWI OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 2017 filed February 23, 2018
10.19	Advisory Agreement, dated as of February 9, 2015, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.20	First Amendment to Advisory Agreement, dated as of June 30, 2015, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 7, 2015
10.21	Second Amendment to Advisory Agreement, dated as of June 13, 2017, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K for the year ended December 31, 2017 filed February 23, 2018
10.22
Fourth Amended and Restated Credit Agreement, dated as of February 20, 2020, among W. P. Carey Inc. and Certain of its Subsidiaries identified therein as Guarantors, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as L/C Issuers, Bank of America, N.A., as Swing Line Lender, and the Lenders party thereto
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 20, 2020
10.23
Agency Agreement dated as of January 19, 2017, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2017
10.24
Agency Agreement dated as of March 6, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 6, 2018
10.25
Agency Agreement dated as of October 9, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 9, 2018
10.26
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
Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed August 12, 2019

W. P. Carey 2019 10-K – 155

Exhibit No.	Description	Method of Filing
10.27
Agency Agreement dated as of September 19, 2019, by and among WPC Eurobond B.V., as issuer, W.P. Carey Inc., as guarantor, Elavon Financial Services DAC, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 19, 2019
10.28
Internalization Agreement dated as of October 22, 2019, by and among Carey Watermark Investors Incorporated, CWI OP, LP, Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP, W. P. Carey Inc., Carey Watermark Holdings, LLC, Carey Watermark Holdings 2, LLC, Carey Lodging Advisors, LLC, Watermark Capital Partners, LLC, CWA, LLC, and CWA 2, LLC
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 22, 2019
10.29	Transition Services Agreement dated as of October 22, 2019, by and between W. P. Carey Inc. and Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 22, 2019
18.1	Preferability letter of Independent Registered Public Accounting Firm	Incorporated by reference to Exhibit 18.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed November 5, 2013
21.1	List of Registrant Subsidiaries	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Director and Officer Indemnification Policy	Incorporated by reference to Exhibit 99.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

W. P. Carey 2019 10-K – 156

Exhibit No.	Description	Method of Filing
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
______________________
*The referenced exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15 (a)(3) of Form 10-K.

W. P. Carey 2019 10-K – 157

Item 16. Form 10-K Summary.

None.

W. P. Carey 2019 10-K – 158

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.

Date:	February 21, 2020	By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason E. Fox	Director and Chief Executive Officer	February 21, 2020
Jason E. Fox	(Principal Executive Officer)

/s/ ToniAnn Sanzone	Chief Financial Officer	February 21, 2020
ToniAnn Sanzone	(Principal Financial Officer)

/s/ Arjun Mahalingam	Chief Accounting Officer	February 21, 2020
Arjun Mahalingam	(Principal Accounting Officer)

/s/ Christopher J. Niehaus	Chairman of the Board and Director	February 21, 2020
Christopher J. Niehaus

/s/ Mark A. Alexander	Director	February 21, 2020
Mark A. Alexander

/s/ Peter J. Farrell	Director	February 21, 2020
Peter J. Farrell

/s/ Robert J. Flanagan	Director	February 21, 2020
Robert J. Flanagan

/s/ Benjamin H. Griswold, IV	Director	February 21, 2020
Benjamin H. Griswold, IV

/s/ Axel K. A. Hansing	Director	February 21, 2020
Axel K. A. Hansing

/s/ Jean Hoysradt	Director	February 21, 2020
Jean Hoysradt

/s/ Margaret G. Lewis	Director	February 21, 2020
Margaret G. Lewis

/s/ Nicolaas J. M. van Ommen	Director	February 21, 2020
Nicolaas J. M. van Ommen

W. P. Carey 2019 10-K – 159

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed June 16, 2017
3.2	Fifth Amended and Restated Bylaws of W. P. Carey Inc.	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed June 16, 2017
4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
4.2	Indenture, dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 14, 2014
4.3	First Supplemental Indenture, dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 14, 2014
4.4	Form of Global Note Representing $500,000,000 Aggregate Principal Amount of 4.60% Senior Notes due 2024	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 14, 2014
4.5	Second Supplemental Indenture, dated as of January 21, 2015, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 21, 2015
4.6	Form of Note representing €500 Million Aggregate Principal Amount of 2.000% Senior Notes due 2023	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 21, 2015
4.7	Third Supplemental Indenture, dated January 26, 2015, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 26, 2015
4.8	Form of Note representing $450 Million Aggregate Principal Amount of 4.000% Senior Notes due 2025	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 26, 2015
4.9	Fourth Supplemental Indenture, dated as of September 12, 2016, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 12, 2016
4.10	Form of Note representing $350 Million Aggregate Principal Amount of 4.250% Senior Notes due 2026	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed September 12, 2016
4.11	Indenture, dated as of November 8, 2016, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Automatic shelf registration statement on Form S-3 (File No. 333-233159) filed August 9, 2019

Exhibit No.	Description	Method of Filing
4.12	First Supplemental Indenture, dated as of January 19, 2017, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 19, 2017
4.13	Form of Note representing €500 Million Aggregate Principal Amount of 2.250% Senior Notes due 2024	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed January 19, 2017
4.14	Second Supplemental Indenture dated as of March 6, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 6, 2018
4.15	Form of Note representing €500 Million Aggregate Principal Amount of 2.125% Senior Notes due 2027	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 6, 2018
4.16	Third Supplemental Indenture dated as of October 9, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed October 9, 2018
4.17	Form of Note representing €500 Million Aggregate Principal Amount of 2.250% Senior Notes due 2026	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 9, 2018
4.18	Fifth Supplemental Indenture, dated June 14, 2019, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Current Report on Form 10-Q filed August 2, 2019
4.19	Form of Note representing $325 Million Aggregate Principal Amount of 3.850% Senior Notes due 2029	Incorporated by reference to Exhibit 4.2 to Current Report on Form 10-Q filed August 2, 2019
4.20	Fourth Supplemental Indenture, dated as of September 19, 2019, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed September 19, 2019
4.21	Form of Note representing €500 Million Aggregate Principal Amount of 1.350% Senior Notes due 2028	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed September 19, 2019
4.22	Description of Securities Registered under Section 12 of the Exchange Act	Filed herewith
10.1	W. P. Carey Inc. 1997 Share Incentive Plan, as amended *	Incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.2	W. P. Carey Inc. (formerly W. P. Carey & Co. LLC) Long-Term Incentive Program as amended and restated effective as of September 28, 2012 *	Incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.3	W. P. Carey Inc. Amended and Restated Deferred Compensation Plan for Employees *	Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.4	Amended and Restated W. P. Carey Inc. 2009 Share Incentive Plan *	Incorporated by reference to Appendix A of Schedule 14A filed April 30, 2013

Exhibit No.	Description	Method of Filing
10.5	2017 Annual Incentive Compensation Plan	Incorporated by reference to Exhibit A of Schedule 14A filed April 11, 2017
10.6	2017 Share Incentive Plan	Incorporated by reference to Exhibit B of Schedule 14A filed April 11, 2017
10.7	Form of Share Option Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.9 to Registration Statement on Form S-8 filed June 27, 2017
10.8	Form of Restricted Share Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-8 filed June 27, 2017
10.9	Form of Restricted Share Unit Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.8 to Registration Statement on Form S-8 filed June 27, 2017
10.10	Form of Long-Term Performance Share Unit Award Agreement pursuant to the W. P. Carey Inc. 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-8 filed June 27, 2017
10.11	Form of Non-Employee Director Restricted Share Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8, filed June 27, 2017
10.12	W. P. Carey Inc. 2009 Non-Employee Directors’ Incentive Plan *	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013
10.13	Amendment to Certain Equity Award Agreements between W. P. Carey Inc. and Mark J. DeCesaris	Incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K for the year ended December 31, 2017 filed February 23, 2018
10.14	Amended and Restated Advisory Agreement, dated as of January 1, 2015 by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.15
First Amendment to Amended and Restated Advisory Agreement, dated as of January 30, 2018, among Corporate Property Associates 18 – Global Incorporated, CPA: 18 Limited Partnership and Carey Asset Management Corp.
Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2017 filed February 23, 2018
10.16	Amended and Restated Asset Management Agreement dated as of May 13, 2015, by and among, Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.3 to Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 15, 2015
10.17	Amended and Restated Advisory Agreement, dated as of January 1, 2016, by and among Carey Watermark Investors Incorporated, CWI OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed February 26, 2016
10.18	First Amendment to Amended and Restated Advisory Agreement, dated as of June 13, 2017, among Carey Watermark Investors Incorporated, CWI OP, LP, and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 2017 filed February 23, 2018
10.19	Advisory Agreement, dated as of February 9, 2015, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015

Exhibit No.	Description	Method of Filing
10.20	First Amendment to Advisory Agreement, dated as of June 30, 2015, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed August 7, 2015
10.21	Second Amendment to Advisory Agreement, dated as of June 13, 2017, by and among Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP and Carey Lodging Advisors, LLC	Incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K for the year ended December 31, 2017 filed February 23, 2018
10.22
Fourth Amended and Restated Credit Agreement, dated as of February 20, 2020, among W. P. Carey Inc. and Certain of its Subsidiaries identified therein as Guarantors, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as L/C Issuers, Bank of America, N.A., as Swing Line Lender, and the Lenders party thereto
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 20, 2020
10.23
Agency Agreement dated as of January 19, 2017, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2017
10.24
Agency Agreement dated as of March 6, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 6, 2018
10.25
Agency Agreement dated as of October 9, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 9, 2018
10.26
Equity Sales Agreement, dated August 9, 2019, by and among W. P. Carey Inc. and each of Barclays Capital Inc., BMO Capital Markets Corp., BNY Mellon Capital Markets, LLC, BofA Securities, Inc., BTIG, LLC, Capital One Securities, Inc., Fifth Third Securities, Inc., Jefferies LLC, J.P. Morgan Securities LLC, Regions Securities LLC, Scotia Capital (USA) Inc., Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities, LLC, as agents, and each of Barclays Bank PLC, Bank of Montreal, The Bank of New York Mellon, Bank of America, N.A., Jefferies LLC, JPMorgan Chase Bank, National Association, The Bank of Nova Scotia and Wells Fargo Bank, National Association, as forward purchasers
Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed August 12, 2019
10.27
Agency Agreement dated as of September 19, 2019, by and among WPC Eurobond B.V., as issuer, W.P. Carey Inc., as guarantor, Elavon Financial Services DAC, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 19, 2019
10.28
Internalization Agreement dated as of October 22, 2019, by and among Carey Watermark Investors Incorporated, CWI OP, LP, Carey Watermark Investors 2 Incorporated, CWI 2 OP, LP, W. P. Carey Inc., Carey Watermark Holdings, LLC, Carey Watermark Holdings 2, LLC, Carey Lodging Advisors, LLC, Watermark Capital Partners, LLC, CWA, LLC, and CWA 2, LLC
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 22, 2019

Exhibit No.	Description	Method of Filing
10.29	Transition Services Agreement dated as of October 22, 2019, by and between W. P. Carey Inc. and Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 22, 2019
18.1	Preferability letter of Independent Registered Public Accounting Firm	Incorporated by reference to Exhibit 18.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed November 5, 2013
21.1	List of Registrant Subsidiaries	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Director and Officer Indemnification Policy	Incorporated by reference to Exhibit 99.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
______________________
*The referenced exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15 (a)(3) of Form 10-K.