Form 10-Q
period 2020-03-31
W. P. Carey Inc.
filed 2020-05-01
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 172,402,516 shares of common stock, $0.001 par value, outstanding at April 24, 2020.

W. P. Carey 3/31/2020 10-Q – 1

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: our corporate strategy and estimated or future economic performance and results; underlying assumptions about our portfolio (e.g., occupancy rate, lease terms, and tenant credit quality, including our expectations about tenant bankruptcies and interest coverage); expectations about tenant rent collections; possible new acquisitions and dispositions, and our international exposure and acquisition volume; our capital structure; future capital expenditure levels (including any plans to fund our future liquidity needs); future leverage and debt service obligations, and estimated fair values of our investments and properties; prospective statements regarding our capital markets program, including our credit ratings and “at-the-market” program (“ATM Program”); the outlook for the investment programs that we manage, including possible liquidity events for those programs; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust (“REIT”); our expectations regarding the impact on our business, tenants, and prospects in light of the outbreak of the novel coronavirus (“COVID-19”) and the various effects in connection therewith, as well as the measures taken to prevent its spread; and the impact of recently issued accounting pronouncements and regulatory activity.

These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable risks or uncertainties, like the risks related to effects of pandemics and global outbreaks of contagious diseases or the fear of such outbreaks, like the current COVID-19 pandemic and those additional factors discussed in reports filed with the SEC by us under the heading “Risk Factors” could also have material adverse effects on our business, financial condition, liquidity, results of operations, Adjusted funds from operations (“AFFO”), and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 21, 2020 (the “2019 Annual Report”). Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, potential investors are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

W. P. Carey 3/31/2020 10-Q – 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
Assets
Investments in real estate:
Land, buildings and improvements	$10,019,597	$9,856,191
Net investments in direct financing leases	844,945	896,549
In-place lease intangible assets and other	2,182,896	2,186,851
Above-market rent intangible assets	897,965	909,139
Investments in real estate	13,945,403	13,848,730
Accumulated depreciation and amortization	(2,144,252)	(2,035,995)
Assets held for sale, net	—	104,010
Net investments in real estate	11,801,151	11,916,745
Equity investments in the Managed Programs and real estate	276,109	324,004
Cash and cash equivalents	220,929	196,028
Due from affiliates	39,051	57,816
Other assets, net	623,181	631,637
Goodwill	929,887	934,688
Total assets (a)	$13,890,308	$14,060,918
Liabilities and Equity
Debt:
Senior unsecured notes, net	$4,323,063	$4,390,189
Unsecured term loans, net	289,725	—
Unsecured revolving credit facility	75,483	201,267
Non-recourse mortgages, net	1,433,372	1,462,487
Debt, net	6,121,643	6,053,943
Accounts payable, accrued expenses and other liabilities	479,408	487,405
Below-market rent and other intangible liabilities, net	202,508	210,742
Deferred income taxes	132,041	179,309
Dividends payable	181,632	181,346
Total liabilities (a)	7,117,232	7,112,745
Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 172,402,516 and 172,278,242 shares, respectively, issued and outstanding	172	172
Additional paid-in capital	8,712,244	8,717,535
Distributions in excess of accumulated earnings	(1,688,744)	(1,557,374)
Deferred compensation obligation	42,291	37,263
Accumulated other comprehensive loss	(295,018)	(255,667)
Total stockholders’ equity	6,770,945	6,941,929
Noncontrolling interests	2,131	6,244
Total equity	6,773,076	6,948,173
Total liabilities and equity	$13,890,308	$14,060,918
__________

(a)	See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2020 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues
Real Estate:
Lease revenues	$282,110	$262,939
Lease termination income and other	6,509	3,270
Operating property revenues	5,967	15,996
	294,586	282,205
Investment Management:
Asset management revenue	9,889	9,732
Reimbursable costs from affiliates	4,030	3,868
Structuring and other advisory revenue	494	2,518
	14,413	16,118
	308,999	298,323
Operating Expenses
Depreciation and amortization	116,194	112,379
General and administrative	20,745	21,285
Impairment charges	19,420	—
Reimbursable tenant costs	13,175	13,171
Property expenses, excluding reimbursable tenant costs	10,075	9,912
Operating property expenses	5,223	10,594
Reimbursable costs from affiliates	4,030	3,868
Stock-based compensation expense	2,661	4,165
Subadvisor fees	1,277	2,202
Merger and other expenses	187	146
	192,987	177,722
Other Income and Expenses
Interest expense	(52,540)	(61,313)
Equity in (losses) earnings of equity method investments in the Managed Programs and real estate	(45,790)	5,491
Gain on sale of real estate, net	11,751	933
Other gains and (losses)	(4,423)	955
	(91,002)	(53,934)
Income before income taxes	25,010	66,667
Benefit from income taxes	41,692	2,129
Net Income	66,702	68,796
Net income attributable to noncontrolling interests	(612)	(302)
Net Income Attributable to W. P. Carey	$66,090	$68,494

Basic Earnings Per Share	$0.38	$0.41
Diluted Earnings Per Share	$0.38	$0.41
Weighted-Average Shares Outstanding
Basic	173,249,236	167,234,121
Diluted	173,460,053	167,434,740

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2020 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Net Income	$66,702	$68,796
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(52,200)	(173)
Unrealized gain on derivative instruments	12,849	1,949
Unrealized gain on investments	—	537
	(39,351)	2,313
Comprehensive Income	27,351	71,109

Amounts Attributable to Noncontrolling Interests
Net income	(612)	(302)
Comprehensive income attributable to noncontrolling interests	(612)	(302)
Comprehensive Income Attributable to W. P. Carey	$26,739	$70,807

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2020 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2020	172,278,242	$172	$8,717,535	$(1,557,374)	$37,263	$(255,667)	$6,941,929	$6,244	$6,948,173
Cumulative-effect adjustment for the adoption of ASU 2016-13, Financial Instruments — Credit Losses (Note 2)				(14,812)			(14,812)		(14,812)
Shares issued upon delivery of vested restricted share awards	124,274	—	(5,012)				(5,012)		(5,012)
Deferral of vested shares, net			(4,131)		4,131		—		—
Amortization of stock-based compensation expense			2,661				2,661		2,661
Distributions to noncontrolling interests							—	(4,725)	(4,725)
Dividends declared ($1.040 per share)			1,191	(182,648)	897		(180,560)		(180,560)
Net income				66,090			66,090	612	66,702
Other comprehensive loss:
Foreign currency translation adjustments						(52,200)	(52,200)		(52,200)
Unrealized gain on derivative instruments						12,849	12,849		12,849
Balance at March 31, 2020	172,402,516	$172	$8,712,244	$(1,688,744)	$42,291	$(295,018)	$6,770,945	$2,131	$6,773,076

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2019	165,279,642	$165	$8,187,335	$(1,143,992)	$35,766	$(254,996)	$6,824,278	$5,777	$6,830,055
Shares issued under ATM Program, net	4,053,623	4	303,827				303,831		303,831
Shares issued upon delivery of vested restricted share awards	303,261	1	(15,566)				(15,565)		(15,565)
Deferral of vested shares, net			(1,445)		1,445		—		—
Amortization of stock-based compensation expense			4,165				4,165		4,165
Contributions from noncontrolling interests							—	849	849
Distributions to noncontrolling interests							—	(496)	(496)
Dividends declared ($1.032 per share)			4,985	(181,256)	52		(176,219)		(176,219)
Net income				68,494			68,494	302	68,796
Other comprehensive income:
Unrealized gain on derivative instruments						1,949	1,949		1,949
Unrealized gain on investments						537	537		537
Foreign currency translation adjustments						(173)	(173)		(173)
Balance at March 31, 2019	169,636,526	$170	$8,483,301	$(1,256,754)	$37,263	$(252,683)	$7,011,297	$6,432	$7,017,729

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2020 10-Q – 6

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows — Operating Activities
Net income	$66,702	$68,796
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	119,483	115,400
Equity in losses (earnings) of equity method investments in the Managed Programs and real estate	45,790	(5,491)
Deferred income tax benefit	(41,487)	(1,829)
Impairment charges	19,420	—
Amortization of rent-related intangibles and deferred rental revenue	12,794	15,925
Gain on sale of real estate, net	(11,751)	(933)
Straight-line rent adjustments	(11,619)	(11,192)
Realized and unrealized losses on foreign currency transactions, derivatives, and other	7,275	7,504
Asset management revenue received in shares of Managed REITs	(7,056)	(7,681)
Allowance for credit losses	5,499	—
Stock-based compensation expense	2,661	4,165
Distributions of earnings from equity method investments	2,656	7,080
Changes in assets and liabilities:
Net changes in other operating assets and liabilities	(32,119)	(50,939)
Deferred structuring revenue received	1,537	2,581
Increase in deferred structuring revenue receivable	(88)	(540)
Net Cash Provided by Operating Activities	179,697	142,846
Cash Flows — Investing Activities
Purchases of real estate	(197,626)	(164,929)
Proceeds from sales of real estate	105,154	4,851
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(53,392)	(27,076)
Proceeds from repayment of short-term loans to affiliates	20,973	—
Proceeds from repayment of loans receivable	11,000	161
Other investing activities, net	6,591	16,674
Funding of short-term loans to affiliates	(5,433)	—
Return of capital from equity method investments	3,496	18,750
Capital contributions to equity method investments	(595)	(2,594)
Net Cash Used in Investing Activities	(109,832)	(154,163)
Cash Flows — Financing Activities
Repayments of Unsecured Revolving Credit Facility	(466,643)	(128,452)
Proceeds from Unsecured Revolving Credit Facility	348,977	145,225
Proceeds from Unsecured Term Loans	298,974	—
Dividends paid	(180,274)	(171,408)
Scheduled payments of mortgage principal	(21,117)	(40,360)
Payment of financing costs	(9,993)	—
Other financing activities, net	7,269	1,238
Payments for withholding taxes upon delivery of equity-based awards	(5,011)	(15,565)
Distributions paid to noncontrolling interests	(4,725)	(496)
Proceeds from shares issued under ATM Program, net of selling costs	—	303,831
Prepayments of mortgage principal	—	(199,579)
Contributions from noncontrolling interests	—	849
Net Cash Used in Financing Activities	(32,543)	(104,717)
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(4,550)	(2,350)
Net increase (decrease) in cash and cash equivalents and restricted cash	32,772	(118,384)
Cash and cash equivalents and restricted cash, beginning of period	251,518	424,063
Cash and cash equivalents and restricted cash, end of period	$284,290	$305,679

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2020 10-Q – 7

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

At March 31, 2020, we were the advisor to the following entities:

•	Corporate Property Associates 18 – Global Incorporated (“CPA:18 – Global”), a publicly owned, non-traded REIT that primarily invests in commercial real estate properties;

•
Carey Watermark Investors Incorporated (“CWI 1”) and Carey Watermark Investors 2 Incorporated (“CWI 2”), two publicly owned, non-traded REITs that invest in lodging and lodging-related properties; we refer to CWI 1 and CWI 2 together as the “CWI REITs” and, together with CPA:18 – Global, as the “Managed REITs” (as used throughout this Report, the term “Managed REITs” does not include CWI 1 and CWI 2 following the closing of the CWI 1 and CWI 2 Merger described below) (Note 3); and

•
Carey European Student Housing Fund I, L.P. (“CESH”), a limited partnership formed for the purpose of developing, owning, and operating student housing properties and similar investments in Europe (Note 3); we refer to the Managed REITs and CESH collectively as the “Managed Programs.”

On October 22, 2019, CWI 1 and CWI 2 announced that they had entered into a definitive merger agreement under which the two companies intended to merge in an all-stock transaction, with CWI 2 as the surviving entity (the “CWI 1 and CWI 2 Merger”). The CWI 1 and CWI 2 Merger was approved by the stockholders of CWI 1 and CWI 2 on April 8, 2020 and closed on April 13, 2020, as described in Note 16. Following the close of the merger, the advisory agreements with CWI 1 and CWI 2 were terminated, CWI 2 was renamed Watermark Lodging Trust, Inc., and we provide certain management services to Watermark Lodging Trust, Inc. pursuant to a transition services agreement. We no longer raise capital for new or existing funds, but currently expect to continue managing CPA:18 – Global and CESH through the end of their respective life cycles (Note 3).

Reportable Segments

Real Estate — Lease revenues from our real estate investments generate the vast majority of our earnings. We invest primarily in commercial properties located in the United States and Northern and Western Europe, which are leased to companies on a triple-net lease basis. At March 31, 2020, our owned portfolio was comprised of our full or partial ownership interests in 1,215 properties, totaling approximately 141.1 million square feet, substantially all of which were net leased to 352 tenants, with a weighted-average lease term of 10.7 years and an occupancy rate of 98.8%. In addition, at March 31, 2020, our portfolio was comprised of full or partial ownership interests in 20 operating properties, including 19 self-storage properties and one hotel, totaling approximately 1.4 million square feet.

W. P. Carey 3/31/2020 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

Investment Management — Through our TRSs, we structure and negotiate investments for the Managed Programs, for which we earn structuring revenue, and manage their portfolios of real estate investments, for which we earn asset management revenue. We may earn disposition revenue when we negotiate and structure the sale of properties on behalf of the Managed REITs, and we may also earn incentive revenue and receive other compensation through our advisory agreements with certain of the Managed Programs, including in connection with providing liquidity events for the Managed REITs’ stockholders. In addition, we include equity income generated through our (i) ownership of shares and limited partnership units of the Managed Programs (Note 7) and (ii) special general partner interests in the operating partnerships of the Managed REITs, through which we participate in their cash flows (Note 3), in our Investment Management segment.

At March 31, 2020, the Managed Programs owned all or a portion of 50 net-leased properties (including certain properties in which we also have an ownership interest), totaling approximately 10.1 million square feet, substantially all of which were leased to 65 tenants, with an occupancy rate of approximately 99.3%. The Managed Programs also had interests in 104 operating properties (totaling approximately 14.9 million square feet in the aggregate) and 16 active build-to-suit projects.

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

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations, and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2019, which are included in the 2019 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

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

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a VIE and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. There have been no significant changes in our VIE policies from what was disclosed in the 2019 Annual Report.

During the three months ended March 31, 2020, we had a net decrease of four entities considered to be consolidated VIEs, primarily related to disposition activity and certain lease amendments.

W. P. Carey 3/31/2020 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2020 and December 31, 2019, we considered 14 and 18 entities to be VIEs, respectively, of which we consolidated seven and 11, respectively, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in our consolidated balance sheets (in thousands):

	March 31, 2020	December 31, 2019
Land, buildings and improvements	$458,092	$493,714
Net investments in direct financing leases	15,508	15,584
In-place lease intangible assets and other	48,054	56,915
Above-market rent intangible assets	32,177	34,576
Accumulated depreciation and amortization	(141,408)	(151,017)
Assets held for sale, net	—	104,010
Total assets	425,426	596,168

Non-recourse mortgages, net	$24,353	$32,622
Total liabilities	70,590	98,671

At both March 31, 2020 and December 31, 2019, our seven unconsolidated VIEs included our interests in five unconsolidated real estate investments, which we account for under the equity method of accounting, and two unconsolidated entities, which we accounted for at fair value. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities. As of March 31, 2020 and December 31, 2019, the net carrying amount of our investments in these entities was $293.9 million and $298.3 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

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

Revenue from contracts for our Real Estate segment primarily represented operating property revenues of $4.6 million and $6.3 million for the three months ended March 31, 2020 and 2019, respectively. Such operating property revenues are primarily comprised of revenues from room rentals and from food and beverage services at our hotel operating properties during those periods. We identified a single performance obligation for each distinct service. Performance obligations are typically satisfied at a point in time, at the time of sale, or at the rendering of the service. Fees are generally determined to be fixed. Payment is typically due immediately following the delivery of the service. Revenue from contracts under ASC 606 from our Investment Management segment is discussed in Note 3.

Lease revenue (including straight-line lease revenue) is only recognized when deemed probable of collection. Collectibility is assessed for each tenant receivable using various criteria including credit ratings (Note 5), guarantees, past collection issues, and the current economic and business environment affecting the tenant. If collectibility of the contractual rent stream is not deemed probable, revenue will only be recognized upon receipt of cash from the tenant.

W. P. Carey 3/31/2020 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$220,929	$196,028
Restricted cash (a)	63,361	55,490
Total cash and cash equivalents and restricted cash	$284,290	$251,518

__________

(a)	Restricted cash is included within Other assets, net on our consolidated balance sheets.

Recent Accounting Pronouncements

Pronouncements Adopted as of March 31, 2020

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses. ASU 2016-13 replaces the “incurred loss” model with an “expected loss” model, resulting in the earlier recognition of credit losses even if the risk of loss is remote. This standard applies to financial assets measured at amortized cost and certain other instruments, including loans receivable and net investments in direct financing leases. This standard does not apply to receivables arising from operating leases, which are within the scope of Topic 842.

We adopted ASU 2016-13 on January 1, 2020 using the modified retrospective method, which requires applying changes in loss reserves through a cumulative-effect adjustment to retained earnings. Upon adoption, we recorded a net decrease in retained earnings of $14.8 million, which is reflected within our consolidated statement of equity.

The allowance for credit losses, which is recorded as a reduction to Net investments in direct financing leases on our consolidated balance sheets, was measured on a pool basis by credit ratings (Note 5), using a probability of default method based on the lessees’ respective credit ratings, the expected value of the underlying collateral upon its repossession, and our historical loss experience related to other direct financing leases. Included in our model are factors that incorporate forward-looking information. Allowance for credit losses is included in our consolidated statements of income within Other gains and (losses).

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Interbank Offered Rate (“LIBOR”) indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We will continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

W. P. Carey 3/31/2020 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Agreements and Transactions with Related Parties

CWI 1 and CWI 2 Merger

On October 22, 2019, CWI 1 and CWI 2 announced that they had entered into a definitive merger agreement under which the two companies intended to merge in an all-stock transaction, with CWI 2 as the surviving entity. The CWI 1 and CWI 2 Merger was approved by the stockholders of CWI 1 and CWI 2 on April 8, 2020 and closed on April 13, 2020, as described in Note 16.

Advisory Agreements and Partnership Agreements with the Managed Programs

As of March 31, 2020, we had advisory agreements with each of the Managed Programs, pursuant to which we earned fees and were entitled to receive reimbursement for certain fund management expenses. Upon completion of the CWI 1 and CWI 2 Merger on April 13, 2020 (Note 16), the advisory agreements with CWI 1 and CWI 2 were terminated, and we no longer receive fees, reimbursements, or distributions of Available Cash from CWI 1 and CWI 2. We no longer raise capital for new or existing funds, but we currently expect to continue to manage CPA:18 – Global and CESH and earn various fees (as described below) through the end of their respective life cycles (Note 1). As of March 31, 2020, we had partnership agreements with each of the Managed Programs, and under the partnership agreements with the Managed REITs, we are entitled to receive certain cash distributions from their respective operating partnerships.

The following tables present a summary of revenue earned and distributions of Available Cash received from the Managed Programs for the periods indicated, included in the consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2020	2019
Asset management revenue (a)	$9,889	$9,732
Reimbursable costs from affiliates (a)	4,030	3,868
Distributions of Available Cash (b)	1,916	5,685
Structuring and other advisory revenue (a)	494	2,518
Interest income on deferred acquisition fees and loans to affiliates (c)	278	520
	$16,607	$22,323

	Three Months Ended March 31,
	2020	2019
CPA:18 – Global	$5,912	$7,961
CWI 1	5,040	7,501
CWI 2	4,200	5,746
CESH	1,455	1,115
	$16,607	$22,323
__________

(a)	Amounts represent revenues from contracts under ASC 606.

(b)	Included within Equity in earnings of equity method investments in the Managed Programs and real estate in the consolidated statements of income.

(c)	Included within Other gains and (losses) in the consolidated statements of income.

W. P. Carey 3/31/2020 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of amounts included in Due from affiliates in the consolidated financial statements (in thousands):

	March 31, 2020	December 31, 2019
Short-term loans to affiliates, including accrued interest	$30,760	$47,721
Deferred acquisition fees receivable, including accrued interest	3,000	4,450
Reimbursable costs	2,759	3,129
Asset management fees receivable	1,388	1,267
Accounts receivable	908	1,118
Current acquisition fees receivable	236	131
	$39,051	$57,816

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

Asset Management Revenue

Under the advisory agreements with the Managed Programs, we earn asset management revenue for managing their investment portfolios. The following table presents a summary of our asset management fee arrangements with the Managed Programs:

Managed Program	Rate	Payable	Description
CPA:18 – Global	0.5% – 1.5%	In shares of its Class A common stock and/or cash, at the option of CPA:18 – Global; payable 50% in cash and 50% in shares of its Class A common stock for 2020 and 2019	Rate depends on the type of investment and is based on the average market or average equity value, as applicable
CWI 1 (a)	0.5%	In shares of its common stock and/or cash, at our election; payable in shares of its common stock for 2020 and 2019	Rate was based on the average market value of the investment; we were required to pay 20% of the asset management revenue we received to the subadvisor
CWI 2 (a)	0.55%	In shares of its Class A common stock and/or cash, at our election; payable in shares of its Class A common stock for 2020 and 2019	Rate was based on the average market value of the investment; we were required to pay 25% of the asset management revenue we received to the subadvisor
CESH	1.0%	In cash	Based on gross assets at fair value

__________

(a)	Advisory agreement terminated on April 13, 2020.

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

W. P. Carey 3/31/2020 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

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
			Based on the total aggregate cost of the investments or commitments made
CWI REITs (a)	1% – 2.5%	In cash upon completion; loan refinancing transactions up to 1% of the principal amount; 2.5% of the total investment cost of the properties acquired	Based on the total aggregate cost of the lodging investments or commitments made; we were required to pay 20% and 25% to the subadvisors of CWI 1 and CWI 2, respectively
CESH	2.0%	In cash upon acquisition	Based on the total aggregate cost of investments or commitments made, including the acquisition, development, construction, or redevelopment of the investments

__________

(a)	Advisory agreements terminated on April 13, 2020.

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

Reimbursable Costs from Affiliates

The Managed Programs reimburse us for certain personnel and overhead costs that we incur on their behalf, a summary of which is presented in the table below:

Managed Program	Payable	Description
CPA:18 – Global	In cash
Personnel and overhead costs, excluding those related to our legal transactions group, our senior management, and our investments team, are charged to CPA:18 – Global based on the average of the trailing 12-month aggregate reported revenues of the Managed Programs and us, and personnel costs are capped at 1.0% of CPA:18 – Global’s pro rata lease revenues for both 2020 and 2019; for the legal transactions group, costs are charged according to a fee schedule

CWI REITs (a)	In cash
Actual expenses incurred, excluding those related to our senior management; allocated between the CWI REITs based on the percentage of their total pro rata hotel revenues for the most recently completed quarter

CESH	In cash	Actual expenses incurred
__________

(a)	Advisory agreements terminated on April 13, 2020.

W. P. Carey 3/31/2020 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Distributions of Available Cash

We are entitled to receive distributions of up to 10% of the Available Cash (as defined in the respective partnership agreements) from the operating partnerships of each of the Managed REITs, payable quarterly in arrears. After completion of the CWI 1 and CWI 2 Merger on April 13, 2020 (Note 16), we no longer receive distributions of Available Cash from CWI 1 and CWI 2. Prior to the closing of the CWI 1 and CWI 2 Merger, we were required to pay 20% and 25% of such distributions to the subadvisors of CWI 1 and CWI 2, respectively.

Back-End Fees and Interests in the Managed Programs

Under our advisory agreements with certain of the Managed Programs, we may also receive compensation in connection with providing liquidity events for their stockholders. For the Managed REITs, the timing and form of such liquidity events are at the discretion of each REIT’s board of directors. Therefore, there can be no assurance as to whether or when any of these back-end fees or interests will be realized. Such back-end fees or interests include or may include consideration for the redemption of the special general partnership interests that we held in CWI 1 and CWI 2 (Note 16), disposition fees, interests in disposition proceeds, and distributions related to ownership of shares or limited partnership units in the Managed Programs.

Other Transactions with Affiliates

Loans to Affiliates

From time to time, our Board has approved the making of secured and unsecured loans or lines of credit from us to certain of the Managed Programs, at our sole discretion, with each loan at a rate equal to the rate at which we are able to borrow funds under our Unsecured Revolving Credit Facility (which was LIBOR plus 0.85% as of March 31, 2020) (Note 10), generally for the purpose of facilitating acquisitions or for working capital purposes.

The principal outstanding balance on our loans to CESH was $30.7 million and $46.3 million as of March 31, 2020 and December 31, 2019, respectively, excluding accrued interest of less than $0.1 million and $1.5 million, respectively. The maximum loan amount authorized to CESH at March 31, 2020 was $65.0 million and the maturity date is October 1, 2020. In April 2020, CESH repaid approximately $16.3 million to us. In addition, the loan agreements with CWI 1 and CWI 2 were terminated upon completion of the CWI 1 and CWI 2 Merger on April 13, 2020 (Note 16).

Other

At March 31, 2020, we owned interests in eight jointly owned investments in real estate, with the remaining interests held by affiliates or third parties. We account for seven such investments under the equity method of accounting (Note 7) and consolidate the remaining investment. In addition, we owned stock of each of the Managed REITs and limited partnership units of CESH at that date. We accounted for these investments under the equity method of accounting or at fair value (Note 7).

Note 4. Land, Buildings and Improvements and Assets Held for Sale

Land, Buildings and Improvements — Operating Leases

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	March 31, 2020	December 31, 2019
Land	$1,868,126	$1,875,065
Buildings and improvements	7,960,373	7,828,439
Real estate under construction	107,977	69,604
Less: Accumulated depreciation	(1,005,110)	(950,452)
	$8,931,366	$8,822,656

W. P. Carey 3/31/2020 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

During the three months ended March 31, 2020, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro decreased by 2.5% to $1.0956 from $1.1234. As a result of this fluctuation in foreign currency exchange rates, the carrying value of our Land, buildings and improvements subject to operating leases decreased by $107.1 million from December 31, 2019 to March 31, 2020.

In connection with changes in lease classifications due to extensions of the underlying leases, we reclassified 36 properties with an aggregate carrying value of $17.5 million from Net investments in direct financing leases to Land, buildings and improvements during the three months ended March 31, 2020 (Note 5).

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $65.9 million and $55.1 million for the three months ended March 31, 2020 and 2019, respectively.

Acquisitions of Real Estate

During the three months ended March 31, 2020, we entered into the following investments, which were deemed to be real estate asset acquisitions, at a total cost of $204.6 million, including land of $30.7 million, buildings of $145.9 million (including capitalized acquisition-related costs of $8.6 million), and net lease intangibles of $28.0 million (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Capitalized Costs
Newark, United Kingdom (a)	1	1/6/2020	Warehouse	$111,546
Aurora, Oregon (b)	1	1/24/2020	Industrial	28,755
Vojens, Denmark (a) (c)	1	1/31/2020	Warehouse	10,611
Kitzingen, Germany (a)	1	3/9/2020	Office	53,666
				$204,578
__________

(a)	Amount reflects the applicable exchange rate on the date of acquisition.

(b)	Amount includes approximately $5.0 million in contingent consideration that will be released to the tenant/seller upon the tenant securing an easement on the property.

(c)	We also recorded an estimated deferred tax liability of $0.5 million, with a corresponding increase to the asset value, since we assumed the tax basis of the acquired property.

The acquired net lease intangibles are comprised of (i) in-place lease intangible assets totaling $26.5 million, which have a weighted-average expected life of 18.3 years and (ii) an above-market rent intangible asset of $1.5 million, which has an expected life of 13.5 years.

As of March 31, 2020, we committed to purchase a warehouse and distribution facility in Knoxville, Tennessee, for approximately $68.0 million upon completion of construction of the property, which is expected to take place during the second quarter of 2020.

Real Estate Under Construction

During the three months ended March 31, 2020, we capitalized real estate under construction totaling $91.5 million. The number of construction projects in progress with balances included in real estate under construction was four and three as of March 31, 2020 and December 31, 2019, respectively. Aggregate unfunded commitments totaled approximately $201.3 million and $227.8 million as of March 31, 2020 and December 31, 2019, respectively.

During the three months ended March 31, 2020, we completed a redevelopment project at a laboratory facility in Westborough, Massachusetts, in January 2020 at a cost totaling $53.1 million, including capitalized interest.

During the three months ended March 31, 2020, we committed to fund $26.2 million (based on the exchange rate of the euro at March 31, 2020) for an expansion project for an existing tenant at a warehouse facility in Azambuja, Portugal, which we currently expect to complete in the third quarter of 2020.

W. P. Carey 3/31/2020 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Dispositions of Properties

During the three months ended March 31, 2020, we sold three properties, which were classified as Land, buildings and improvements subject to operating leases. As a result, the carrying value of our Land, buildings and improvements subject to operating leases decreased by $2.1 million from December 31, 2019 to March 31, 2020.

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of income is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Lease income — fixed	$238,969	$215,118
Lease income — variable (a)	23,080	21,263
Total operating lease income (b)	$262,049	$236,381
__________

(a)	Includes (i) rent increases based on changes in the CPI and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

(b)
Excludes $20.1 million and $26.6 million for the three months ended March 31, 2020 and 2019, respectively, of interest income from direct financing leases that is included in Lease revenues in the consolidated statements of income.

Land, Buildings and Improvements — Operating Properties

At both March 31, 2020, and December 31, 2019, Land, buildings and improvements attributable to operating properties consisted of our investments in ten consolidated self-storage properties and one consolidated hotel. As of December 31, 2019, we reclassified another consolidated hotel to Assets held for sale, net and sold it in January 2020, as described below. Below is a summary of our Land, buildings and improvements attributable to operating properties (in thousands):

	March 31, 2020	December 31, 2019
Land	$10,452	$10,452
Buildings and improvements	72,669	72,631
Less: Accumulated depreciation	(11,917)	(11,241)
	$71,204	$71,842

Depreciation expense on our buildings and improvements attributable to operating properties was $0.7 million and $2.8 million for the three months ended March 31, 2020 and 2019, respectively.

For the three months ended March 31, 2020, Operating property revenues totaling $6.0 million were comprised of $4.4 million in lease revenues and $1.6 million in other income (such as food and beverage revenue) from ten consolidated self-storage properties and two consolidated hotels. For the three months ended March 31, 2019, Operating property revenues totaling $16.0 million were comprised of $13.2 million in lease revenues and $2.8 million in other income from 37 consolidated self-storage properties and two consolidated hotels. We sold one of our two hotel operating properties in January 2020, as described below. We derive self-storage revenue primarily from rents received from customers who rent storage space under month-to-month leases for personal or business use. We derive hotel revenue primarily from room rentals, as well as food, beverage, and other services.

W. P. Carey 3/31/2020 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	March 31, 2020	December 31, 2019
Land, buildings and improvements	$—	$105,573
Accumulated depreciation and amortization	—	(1,563)
Assets held for sale, net	$—	$104,010

At December 31, 2019, we had one hotel operating property classified as Assets held for sale, net, with an aggregate carrying value of $104.0 million. The property was sold in January 2020 (Note 14).

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in direct financing leases (net of allowance for credit losses), loans receivable, and deferred acquisition fees. Operating leases are not included in finance receivables.

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	March 31, 2020	December 31, 2019
Lease payments receivable	$655,174	$686,149
Unguaranteed residual value	798,929	828,206
	1,454,103	1,514,355
Less: unearned income	(588,847)	(617,806)
Less: allowance for credit losses (a)	(20,311)	—
	$844,945	$896,549

__________

(a)
In accordance with ASU 2016-13 (Note 2), we applied changes in loss reserves through a cumulative-effect adjustment to retained earnings totaling $14.8 million. In addition, during the three months ended March 31, 2020, we recorded an allowance for credit losses of $5.5 million due to changes in expected economic conditions, which was included within Other gains and (losses) in our consolidated statements of income.

Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $20.1 million and $26.6 million for the three months ended March 31, 2020 and 2019, respectively.

During the three months ended March 31, 2020, we reclassified 36 properties with an aggregate carrying value of $17.5 million from Net investments in direct financing leases to Land, buildings and improvements subject to operating leases in connection with changes in lease classifications due to extensions of the underlying leases (Note 4). During the three months ended March 31, 2020, we sold one property accounted for as a direct financing lease that had a net carrying value of $0.3 million. During the three months ended March 31, 2020, the U.S. dollar strengthened against the euro, resulting in a $12.5 million decrease in the carrying value of Net investments in direct financing leases from December 31, 2019 to March 31, 2020.

Loans Receivable

At December 31, 2019, we had two loans receivable related to a domestic investment with an aggregate carrying value of $47.7 million. In March 2020, one of these loans was partially repaid to us for $11.0 million. Our loans receivable are included in Other assets, net in the consolidated financial statements and had a carrying value of $36.7 million at March 31, 2020. Earnings from our loans receivable are included in Lease termination income and other in the consolidated financial statements, and totaled $1.0 million and $1.7 million for the three months ended March 31, 2020 and 2019, respectively.

W. P. Carey 3/31/2020 10-Q – 18

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

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. At both March 31, 2020 and December 31, 2019, none of the balances of our finance receivables were past due. Other than the lease extensions noted under Net Investments in Direct Financing Leases above, there were no material modifications of finance receivables during the three months ended March 31, 2020.

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

A summary of our finance receivables by internal credit quality rating, excluding our deferred acquisition fees receivable, is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
1 – 3	21	28	$652,628	$798,108
4	15	8	249,365	146,178
5	—	—	—	—
			$901,993	$944,286

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

The following table presents a reconciliation of our goodwill (in thousands):

	Real Estate	Investment Management	Total
Balance at December 31, 2019	$871,081	$63,607	$934,688
Foreign currency translation adjustments	(4,801)	—	(4,801)
Balance at March 31, 2020	$866,280	$63,607	$929,887

W. P. Carey 3/31/2020 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$19,632	$(14,233)	$5,399	$19,582	$(13,491)	$6,091
Trade name	3,975	(2,190)	1,785	3,975	(1,991)	1,984
	23,607	(16,423)	7,184	23,557	(15,482)	8,075
Lease Intangibles:
In-place lease	2,071,324	(714,713)	1,356,611	2,072,642	(676,008)	1,396,634
Above-market rent	897,965	(412,512)	485,453	909,139	(398,294)	510,845
	2,969,289	(1,127,225)	1,842,064	2,981,781	(1,074,302)	1,907,479
Indefinite-Lived Goodwill
Goodwill	929,887	—	929,887	934,688	—	934,688
Total intangible assets	$3,922,783	$(1,143,648)	$2,779,135	$3,940,026	$(1,089,784)	$2,850,242

Finite-Lived Intangible Liabilities
Below-market rent	$(266,099)	$80,302	$(185,797)	$(268,515)	$74,484	$(194,031)
Indefinite-Lived Intangible Liabilities
Below-market purchase option	(16,711)	—	(16,711)	(16,711)	—	(16,711)
Total intangible liabilities	$(282,810)	$80,302	$(202,508)	$(285,226)	$74,484	$(210,742)

During the three months ended March 31, 2020, the U.S. dollar strengthened against the euro, resulting in a decrease of $22.9 million in the carrying value of our net intangible assets from December 31, 2019 to March 31, 2020. Net amortization of intangibles, including the effect of foreign currency translation, was $60.5 million and $69.4 million for the three months ended March 31, 2020 and 2019, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues and amortization of internal-use software development, trade name, and in-place lease intangibles is included in Depreciation and amortization.

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

W. P. Carey 3/31/2020 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

The following table presents Equity in (losses) earnings of equity method investments in the Managed Programs and real estate, which represents our proportionate share of the income or losses of these investments, as well as certain adjustments related to other-than-temporary impairment charges and amortization of basis differences related to purchase accounting adjustments (in thousands):

	Three Months Ended March 31,
	2020	2019
Other-than-temporary impairment charges on our equity method investments in CWI 1 and CWI 2 (Note 8)	$(47,112)	$—
Distributions of Available Cash (Note 3)	1,916	5,685
Proportionate share of equity in (losses) earnings of equity investments in the Managed Programs	(1,715)	213
Amortization of basis differences on equity method investments in the Managed Programs	(444)	(329)
Total equity in (losses) earnings of equity method investments in the Managed Programs	(47,355)	5,569
Equity in earnings of equity method investments in real estate	1,804	562
Amortization of basis differences on equity method investments in real estate	(239)	(640)
Total equity in earnings (losses) of equity method investments in real estate	1,565	(78)
Equity in (losses) earnings of equity method investments in the Managed Programs and real estate	$(45,790)	$5,491

Managed Programs

We own interests in the Managed Programs and account for these interests under the equity method because, as their advisor, we do not exert control over, but we do have the ability to exercise significant influence over, the Managed Programs. Operating results of the Managed Programs are included in the Investment Management segment.

The following table sets forth certain information about our investments in the Managed Programs (dollars in thousands):

	% of Outstanding Interests Owned at		Carrying Amount of Investment at
Fund	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
CPA:18 – Global (a)	3.951%	3.851%	$42,378	$42,644
CPA:18 – Global operating partnership	0.034%	0.034%	209	209
CWI 1 (a) (b) (c)	4.186%	3.943%	21,899	49,032
CWI 1 operating partnership (b)	0.015%	0.015%	186	186
CWI 2 (a) (b) (c)	4.035%	3.755%	15,497	33,669
CWI 2 operating partnership (b)	0.015%	0.015%	300	300
CESH (d)	2.430%	2.430%	4,912	3,527
			$85,381	$129,567

__________

(a)
During the three months ended March 31, 2020, we received asset management revenue from the Managed REITs primarily in shares of their common stock, which increased our ownership percentage in each of the Managed REITs (Note 3).

(b)	The CWI 1 and CWI 2 Merger closed on April 13, 2020, as described in Note 16.

(c)	We recognized other-than-temporary impairment charges on these investments during the three months ended March 31, 2020, as described in Note 8.

(d)	Investment is accounted for at fair value.

CPA:18 – Global — The carrying value of our investment in CPA:18 – Global at March 31, 2020 includes asset management fees receivable, for which 55,975 shares of CPA:18 – Global Class A common stock were issued during the second quarter of 2020. We received distributions from this investment during the three months ended March 31, 2020 and 2019 of $0.9 million and $0.8 million, respectively. We received distributions from our investment in the CPA:18 – Global operating partnership during the three months ended March 31, 2020 and 2019 of $1.9 million and $1.8 million, respectively (Note 3).

W. P. Carey 3/31/2020 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

CWI 1 — We received distributions from this investment during the three months ended March 31, 2020 and 2019 of $0.8 million and $0.6 million, respectively. We received a distribution from our investment in the CWI 1 operating partnership during the three months ended March 31, 2019 of $1.9 million (Note 3). We did not receive such a distribution during the three months ended March 31, 2020, as a result of the adverse effect of COVID-19 on the lodging industry and, therefore, the operations of CWI 1.

CWI 2 — We received distributions from this investment during the three months ended March 31, 2020 and 2019 of $0.5 million and $0.4 million, respectively. We received a distribution from our investment in the CWI 2 operating partnership during the three months ended March 31, 2019 of $1.9 million (Note 3). We did not receive such a distribution during the three months ended March 31, 2020, as a result of the adverse effect of COVID-19 on the lodging industry and, therefore, the operations of CWI 2.

CESH — We have elected to account for our investment in CESH at fair value by selecting the equity method fair value option available under GAAP. We record our investment in CESH on a one quarter lag; therefore, the balance of our equity method investment in CESH recorded as of March 31, 2020 is based on the estimated fair value of our investment as of December 31, 2019. We did not receive distributions from this investment during the three months ended March 31, 2020 or 2019.

At March 31, 2020 and December 31, 2019, the aggregate unamortized basis differences on our equity investments in the Managed Programs were $13.4 million and $47.0 million, respectively. This decrease was primarily due to the other-than-temporary impairment charges that we recognized on our equity investments in CWI 1 and CWI 2 during the three months ended March 31, 2020, as described in Note 8.

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

The following table sets forth our ownership interests in our equity investments in real estate, excluding the Managed Programs, and their respective carrying values (dollars in thousands):

			Carrying Value at
Lessee	Co-owner	Ownership Interest	March 31, 2020	December 31, 2019
Johnson Self Storage	Third Party	90%	$70,309	$70,690
Kesko Senukai (a)	Third Party	70%	45,803	46,475
Bank Pekao (a)	CPA:18 – Global	50%	26,107	26,388
BPS Nevada, LLC (b)	Third Party	15%	22,904	22,900
State Farm Mutual Automobile Insurance Co.	CPA:18 – Global	50%	16,781	17,232
Apply Sørco AS (c)	CPA:18 – Global	49%	5,906	8,040
Fortenova Grupa d.d. (formerly Konzum d.d.) (a)	CPA:18 – Global	20%	2,918	2,712
			$190,728	$194,437
__________

(a)	The carrying value of this investment is affected by fluctuations in the exchange rate of the euro.

(b)
This investment is reported using the hypothetical liquidation at book value model, which may be different than pro rata ownership percentages, primarily due to the capital structure of the partnership agreement.

(c)	The carrying value of this investment is affected by fluctuations in the exchange rate of the Norwegian krone.

We received aggregate distributions of $2.0 million and $3.4 million from our other unconsolidated real estate investments for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020 and December 31, 2019, the aggregate unamortized basis differences on our unconsolidated real estate investments were $25.0 million and $25.2 million, respectively.

W. P. Carey 3/31/2020 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

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

Equity Investment in CESH — We have elected to account for our investment in CESH, which is included in Equity investments in the Managed Programs and real estate in the consolidated financial statements, at fair value by selecting the equity method fair value option available under GAAP (Note 7). We classified this investment as Level 3 because we primarily used valuation models that incorporate unobservable inputs to determine its fair value. The fair value of our equity investment in CESH approximated its carrying value as of March 31, 2020 and December 31, 2019.

Investment in Shares of a Cold Storage Operator — We have elected to apply the measurement alternative under ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10) to account for our investment in shares of a cold storage operator, which is included in Other assets, net in the consolidated financial statements. Under this alternative, the carrying value is adjusted for any impairments or changes in fair value resulting from observable transactions for similar or identical investments in the issuer. We classified this investment as Level 3 because it is not traded in an active market. See Note 13 for further discussion of the impact of this cold storage operator’s conversion to a REIT during the first quarter of 2020. The fair value of this investment approximated its carrying value, which was $146.2 million at both March 31, 2020 and December 31, 2019.

Investment in Shares of GCIF — We account for our investment in shares of Guggenheim Credit Income Fund (“GCIF”), which is included in Other assets, net in the consolidated financial statements, at fair value. We classified this investment as Level 2 because we used a quoted price from an inactive market to determine its fair value. During the three months ended March 31, 2020, we redeemed a portion of our investment in shares of GCIF for approximately $3.2 million and recognized a net loss of $0.3 million, which was included within Other gains and (losses) in the consolidated statements of income. Distributions of earnings from GCIF and unrealized gains or losses recognized on GCIF are recorded within Other gains and (losses) in the consolidated financial statements. The fair value of our investment in shares of GCIF approximated its carrying value, which was $8.7 million and $12.2 million at March 31, 2020 and December 31, 2019, respectively.

W. P. Carey 3/31/2020 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the three months ended March 31, 2020 or 2019. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements.

Our other material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		March 31, 2020		December 31, 2019
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Unsecured Notes, net (a) (b) (c)	2	$4,323,063	$4,212,628	$4,390,189	$4,682,432
Non-recourse mortgages, net (a) (b) (d)	3	1,433,372	1,426,786	1,462,487	1,487,892
__________

(a)
The carrying value of Senior Unsecured Notes, net (Note 10) includes unamortized deferred financing costs of $21.6 million and $22.8 million at March 31, 2020 and December 31, 2019, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of $0.5 million and $0.6 million at March 31, 2020 and December 31, 2019, respectively.

(b)
The carrying value of Senior Unsecured Notes, net includes unamortized discount of $19.3 million and $20.5 million at March 31, 2020 and December 31, 2019, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $5.6 million and $6.2 million at March 31, 2020 and December 31, 2019, respectively.

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

We estimated that our other financial assets and liabilities, including amounts outstanding under our Senior Unsecured Credit Facility (Note 10) and our loans receivable, but excluding net investments in direct financing leases, had fair values that approximated their carrying values at both March 31, 2020 and December 31, 2019.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. There have been no significant changes in our impairment policies from what was disclosed in the 2019 Annual Report.

The following table presents information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (in thousands):

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges
Equity investments in the Managed Programs	$37,396	$47,112	$—	$—
Land, buildings and improvements and intangibles	12,148	19,420	—	—
		$66,532		$—

W. P. Carey 3/31/2020 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

Impairment charges, and their related triggering events and fair value measurements, recognized during the three months ended March 31, 2020 were as follows (we did not recognize any impairment charges during the three months ended March 31, 2019):

Equity Investments in the Managed Programs

During the three months ended March 31, 2020, we recognized other-than-temporary impairment charges of $27.8 million and $19.3 million on our equity investments in CWI 1 and CWI 2, respectively, to reduce the carrying values of our investments to their estimated fair values, due to the COVID-19 outbreak during the first quarter of 2020, which is having an adverse effect on the lodging industry and, therefore, the operations of CWI 1 and CWI 2. The fair value measurements were estimated based on implied asset value changes and changes in market capitalizations for publicly traded lodging REITS, all of which was obtained from third-party market data. These other-than-temporary impairment charges are reflected within Equity in (losses) earnings of equity method investments in the Managed Programs and real estate in our consolidated statements of income.

Land, Buildings and Improvements and Intangibles

During the three months ended March 31, 2020, we recognized impairment charges totaling $16.0 million on two properties leased to the same tenant in order to reduce the carrying values of the properties to their estimated fair values, due to potential property vacancies. The fair value measurements for the properties were determined by a direct capitalization rate analysis.

In addition, we recognized an impairment charge of $3.4 million on a property in order to reduce the carrying value of the property to its estimated fair value. The fair value measurement for this property approximated its estimated selling price.

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

Derivative Financial Instruments

There have been no significant changes in our derivative financial instrument policies from what was disclosed in the 2019 Annual Report. At both March 31, 2020 and December 31, 2019, no cash collateral had been posted nor received for any of our derivative positions.

W. P. Carey 3/31/2020 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Derivative Assets Fair Value at		Derivative Liabilities Fair Value at
		March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Foreign currency collars	Other assets, net	$30,734	$14,460	$—	$—
Foreign currency forward contracts	Other assets, net	4,706	9,689	—	—
Interest rate caps	Other assets, net	2	1	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(6,599)	(4,494)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	—	(1,587)
		35,442	24,150	(6,599)	(6,081)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	5,100	5,000	—	—
Interest rate swap (a)	Other assets, net	—	8	—	—
Interest rate swaps (a)	Accounts payable, accrued expenses and other liabilities	—	—	(84)	(93)
		5,100	5,008	(84)	(93)
Total derivatives		$40,542	$29,158	$(6,683)	$(6,174)
__________

(a)	These interest rate swaps do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the underlying variable-rate debt.

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain Recognized on Derivatives in Other Comprehensive (Loss) Income (a)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2020	2019
Foreign currency collars	$17,816	$3,616
Foreign currency forward contracts	(2,329)	1,119
Interest rate swaps	(2,237)	(1,815)
Interest rate caps	2	(27)
Derivatives in Net Investment Hedging Relationships (b)
Foreign currency collars	45	—
Total	$13,297	$2,893

		Amount of Gain on Derivatives Reclassified from Other Comprehensive (Loss) Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2020	2019
Foreign currency forward contracts	Other gains and (losses)	$2,799	$2,434
Foreign currency collars	Other gains and (losses)	984	1,088
Interest rate swaps and caps	Interest expense	(238)	(67)
Total		$3,545	$3,455

__________

(a)	Excludes net losses of $0.4 million and $0.9 million recognized on unconsolidated jointly owned investments for the three months ended March 31, 2020 and 2019, respectively.

W. P. Carey 3/31/2020 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

(b)	The changes in fair value of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive (loss) income.

Amounts reported in Other comprehensive (loss) income related to interest rate derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive (loss) income related to foreign currency derivative contracts will be reclassified to Other gains and (losses) when the hedged foreign currency contracts are settled. As of March 31, 2020, we estimate that an additional $2.8 million and $11.8 million will be reclassified as interest expense and other gains, respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2020	2019
Foreign currency collars	Other gains and (losses)	$639	$41
Foreign currency forward contracts	Other gains and (losses)	224	(230)
Stock warrants	Other gains and (losses)	100	—
Interest rate swaps	Interest expense	15	—
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Interest expense	317	(114)
Foreign currency forward contracts	Other gains and (losses)	—	(132)
Foreign currency collars	Other gains and (losses)	—	7
Total		$1,295	$(428)

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

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at March 31, 2020 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2020 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	5	75,543	USD	$(5,226)
Interest rate swaps	2	49,348	EUR	(1,373)
Interest rate cap	1	11,310	EUR	2
Interest rate cap	1	6,394	GBP	—
Not Designated as Hedging Instruments
Interest rate swap (b)	1	4,578	EUR	(78)
Interest rate swap (b)	1	7,658	USD	(6)
				$(6,681)
__________

W. P. Carey 3/31/2020 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)

(a)	Fair value amounts are based on the exchange rate of the euro or British pound sterling at March 31, 2020, as applicable.

(b)	These interest rate swaps do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the underlying variable-rate debt.

Foreign Currency Forward Contracts and Collars

We are exposed to foreign currency exchange rate movements, primarily in the euro and, to a lesser extent, the British pound sterling, the Danish krone, the Norwegian krone, and certain other currencies. In order to hedge certain of our foreign currency cash flow exposures, we enter into foreign currency forward contracts and collars. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. Our foreign currency forward contracts and foreign currency collars have maturities of 73 months or less.

The following table presents the foreign currency derivative contracts we had outstanding at March 31, 2020 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2020
Designated as Cash Flow Hedging Instruments
Foreign currency collars	88	295,049	EUR	$25,692
Foreign currency collars	63	44,000	GBP	4,947
Foreign currency forward contracts	3	12,951	EUR	4,706
Foreign currency collars	3	2,000	NOK	42
Designated as Net Investment Hedging Instruments
Foreign currency collar	1	2,500	NOK	53
				$35,440

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of March 31, 2020. At March 31, 2020, our total credit exposure and the maximum exposure to any single counterparty was $34.1 million and $9.3 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At March 31, 2020, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $10.2 million and $9.6 million at March 31, 2020 and December 31, 2019, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at March 31, 2020 or December 31, 2019, we could have been required to settle our obligations under these agreements at their aggregate termination value of $10.8 million and $9.9 million, respectively.

Net Investment Hedges

We have completed five offerings of euro-denominated senior notes, each with a principal amount of €500.0 million, which we refer to as the 2.0% Senior Notes due 2023, 2.25% Senior Notes due 2024, 2.250% Senior Notes due 2026, 2.125% Senior Notes due 2027, and 1.350% Senior Notes due 2028 (Note 10). In addition, at March 31, 2020, the amounts borrowed in euro and Japanese yen outstanding under our Unsecured Revolving Credit Facility (Note 10) were €39.5 million and ¥2.4 billion, respectively. Also, at March 31, 2020, the amounts borrowed in British pound sterling and euro outstanding under our Unsecured Term Loans (Note 10) were £150.0 million and €96.5 million, respectively. These borrowings are designated as, and are effective as, economic hedges of our net investments in foreign entities. Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our borrowings under our euro-denominated senior notes and

W. P. Carey 3/31/2020 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)

changes in the value of our euro, Japanese yen, and British pound sterling borrowings under our Senior Unsecured Credit Facility, related to changes in the spot rates, will be reported in the same manner as foreign currency translation adjustments, which are recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. Such gains related to non-derivative net investment hedges were $84.9 million and $44.1 million for the three months ended March 31, 2020 and 2019, respectively.

At March 31, 2020, we also had foreign currency forward contracts that were designated as net investment hedges, as discussed in “Derivative Financial Instruments” above.

Note 10. Debt

Senior Unsecured Credit Facility

As of December 31, 2019, we had a senior credit facility (as amended, the “Credit Agreement”), which provided for a $1.5 billion unsecured revolving credit facility (our “Unsecured Revolving Credit Facility”), a €236.3 million term loan, and a $100.0 million delayed draw term loan, which we refer to collectively as the “Senior Unsecured Credit Facility.” At December 31, 2019, the Senior Unsecured Credit Facility also permitted the aggregate principal amount (of revolving and term loans) available under the Credit Agreement to be increased up to an amount not to exceed the U.S. dollar equivalent of $2.35 billion, subject to the conditions to increase provided in the Credit Agreement.

On February 20, 2020, we amended and restated our Senior Unsecured Credit Facility to increase its capacity to approximately $2.1 billion, which is comprised of $1.8 billion under our Unsecured Revolving Credit Facility, a £150.0 million term loan (our “Term Loan”), and a €96.5 million delayed draw term loan (our “Delayed Draw Term Loan”). We refer to our Term Loan and Delayed Draw Term Loan collectively as the “Unsecured Term Loans.” On that date, we drew down our Term Loan in full by borrowing £150.0 million (equivalent to $193.1 million). On March 27, 2020, we drew down our Delayed Draw Term Loan in full by borrowing €96.5 million (equivalent to $105.9 million). The aggregate principal amount (of revolving and term loans) available under the Senior Unsecured Credit Facility may be increased up to an amount not to exceed the U.S. dollar equivalent of $2.75 billion, subject to the conditions to increase set forth in the Credit Agreement. In connection with the amendment and restatement our Senior Unsecured Credit Facility, we capitalized deferred financing costs totaling $10.0 million, which are being amortized to Interest expense over the remaining term of the Senior Unsecured Credit Facility.

The maturity date of the Senior Unsecured Credit Facility is February 20, 2025. The Unsecured Revolving Credit Facility is being used for working capital needs, for acquisitions, and for other general corporate purposes. The Credit Agreement permits borrowing under the Unsecured Revolving Credit Facility in certain currencies other than U.S. dollars.

At March 31, 2020, our Unsecured Revolving Credit Facility had available capacity of $1.7 billion. We incur an annual facility fee of 0.20% of the total commitment on our Unsecured Revolving Credit Facility, which is included within Interest expense in our consolidated statements of income.

W. P. Carey 3/31/2020 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of our Senior Unsecured Credit Facility (dollars in thousands):

	Interest Rate at March 31, 2020 (a)	Maturity Date at March 31, 2020	Principal Outstanding Balance at
Senior Unsecured Credit Facility			March 31, 2020	December 31, 2019
Unsecured Term Loans:
Term Loan — borrowing in British pounds sterling (b)	GBP LIBOR + 0.95%	2/20/2025	$185,395	$—
Delayed Draw Term Loan — borrowing in euros (c)	EURIBOR + 0.95%	2/20/2025	105,726	—
			291,121	—
Unsecured Revolving Credit Facility:
Borrowing in euros (c)	EURIBOR + 0.85%	2/20/2025	43,276	131,438
Borrowing in Japanese yen	JPY LIBOR + 0.85%	2/20/2025	22,207	22,295
Borrowing in U.S. dollars	USD LIBOR + 0.85%	2/20/2025	10,000	—
Borrowing in British pounds sterling	N/A	N/A	—	47,534
			75,483	201,267
			$366,604	$201,267
__________

(a)	The applicable interest rate at March 31, 2020 was based on the credit rating for our Senior Unsecured Notes of BBB/Baa2.

(b)	Balance excludes unamortized discount of $1.4 million at March 31, 2020.

(c)	EURIBOR means Euro Interbank Offered Rate.

Senior Unsecured Notes

As set forth in the table below, we have euro and U.S. dollar-denominated senior unsecured notes outstanding with an aggregate principal balance outstanding of $4.4 billion at March 31, 2020 (the “Senior Unsecured Notes”).

Interest on the Senior Unsecured Notes is payable annually in arrears for our euro-denominated senior notes and semi-annually for U.S. dollar-denominated senior notes. The Senior Unsecured Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 30 to 35 basis points. The following table presents a summary of our Senior Unsecured Notes outstanding at March 31, 2020 (currency in millions):

				Original Issue Discount	Effective Interest Rate			Principal Outstanding Balance at
Senior Unsecured Notes, net (a)	Issue Date	Principal Amount	Price of Par Value			Coupon Rate	Maturity Date	March 31, 2020	December 31, 2019
2.0% Senior Notes due 2023	1/21/2015	€500.0	99.220%	$4.6	2.107%	2.0%	1/20/2023	$547.8	$561.7
4.6% Senior Notes due 2024	3/14/2014	$500.0	99.639%	$1.8	4.645%	4.6%	4/1/2024	500.0	500.0
2.25% Senior Notes due 2024	1/19/2017	€500.0	99.448%	$2.9	2.332%	2.25%	7/19/2024	547.8	561.7
4.0% Senior Notes due 2025	1/26/2015	$450.0	99.372%	$2.8	4.077%	4.0%	2/1/2025	450.0	450.0
2.250% Senior Notes due 2026	10/9/2018	€500.0	99.252%	$4.3	2.361%	2.250%	4/9/2026	547.8	561.7
4.25% Senior Notes due 2026	9/12/2016	$350.0	99.682%	$1.1	4.290%	4.25%	10/1/2026	350.0	350.0
2.125% Senior Notes due 2027	3/6/2018	€500.0	99.324%	$4.2	2.208%	2.125%	4/15/2027	547.8	561.7
1.350% Senior Notes due 2028	9/19/2019	€500.0	99.266%	$4.1	1.442%	1.350%	4/15/2028	547.8	561.7
3.850% Senior Notes due 2029	6/14/2019	$325.0	98.876%	$3.7	3.986%	3.850%	7/15/2029	325.0	325.0
								$4,364.0	$4,433.5
__________

(a)
Aggregate balance excludes unamortized deferred financing costs totaling $21.6 million and $22.8 million, and unamortized discount totaling $19.3 million and $20.5 million, at March 31, 2020 and December 31, 2019, respectively.

W. P. Carey 3/31/2020 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)

Proceeds from the issuances of each of these notes were used primarily to partially pay down the amounts then outstanding under the senior unsecured credit facility that we had in place at that time and/or to repay certain non-recourse mortgage loans.

Covenants

The Credit Agreement, each of the Senior Unsecured Notes, and certain of our non-recourse mortgage loan agreements include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. There have been no significant changes in our debt covenants from what was disclosed in the 2019 Annual Report. We were in compliance with all of these covenants at March 31, 2020.

Non-Recourse Mortgages

At March 31, 2020, the weighted-average interest rates for our fixed-rate and variable-rate non-recourse mortgage notes payable were 5.0% and 2.9%, respectively, with maturity dates ranging from June 2020 to September 2031.

Repayments During the Three Months Ended March 31, 2020

During the three months ended March 31, 2020, we repaid a non-recourse mortgage loan at maturity with a principal balance of approximately $7.7 million and an interest rate of 4.5%.

Repayments During the Three Months Ended March 31, 2019

During the three months ended March 31, 2019, we (i) prepaid non-recourse mortgage loans totaling $199.6 million, and (ii) repaid non-recourse mortgage loans at maturity with an aggregate principal balance of approximately $18.8 million. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 5.0%. Amounts are based on the exchange rate of the related foreign currency as of the date of repayment, as applicable. We primarily used proceeds from issuances of common stock under our ATM Program (Note 12) to fund these prepayments.

Foreign Currency Exchange Rate Impact

During the three months ended March 31, 2020, the U.S. dollar strengthened against the euro, resulting in an aggregate decrease of $93.5 million in the aggregate carrying values of our Non-recourse mortgages, net, Senior Unsecured Credit Facility, and Senior Unsecured Notes, net from December 31, 2019 to March 31, 2020.

Scheduled Debt Principal Payments

Scheduled debt principal payments as of March 31, 2020 are as follows (in thousands):

Years Ending December 31,	Total (a)
2020 (remainder)	$142,494
2021	242,810
2022	460,033
2023	882,209
2024	1,169,686
Thereafter through 2031	3,272,903
Total principal payments	6,170,135
Unamortized discount, net (b)	(26,344)
Unamortized deferred financing costs	(22,148)
Total	$6,121,643
__________

(a)	Certain amounts are based on the applicable foreign currency exchange rate at March 31, 2020.

(b)
Represents the unamortized discount on the Senior Unsecured Notes of $19.3 million in aggregate, unamortized discount, net, of $5.6 million in aggregate primarily resulting from the assumption of property-level debt in connection with business combinations, and unamortized discount of $1.4 million on the Term Loan.

W. P. Carey 3/31/2020 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)

Note 11. Commitments and Contingencies

At March 31, 2020, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 12. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain several stock-based compensation plans, which are more fully described in the 2019 Annual Report. There have been no significant changes to the terms and conditions of any of our stock-based compensation plans or arrangements during the three months ended March 31, 2020. We recorded stock-based compensation expense of $2.7 million and $4.2 million during the three months ended March 31, 2020 and 2019, respectively, which was included in Stock-based compensation expense in the consolidated financial statements.

Restricted and Conditional Awards

Nonvested restricted share awards (“RSAs”), restricted share units (“RSUs”), and performance share units (“PSUs”) at March 31, 2020 and changes during the three months ended March 31, 2020 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2020	283,977	$68.51	331,242	$80.90
Granted (a)	123,944	83.26	90,518	104.65
Vested (b)	(127,879)	65.67	(156,838)	80.42
Forfeited	(4,430)	69.87	(6,432)	88.89
Adjustment (c)	—	—	21,611	91.84
Nonvested at March 31, 2020 (d)	275,612	$76.44	280,101	$87.90
__________

(a)
The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing (i) a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period and (ii) future financial performance projections. To estimate the fair value of PSUs granted during the three months ended March 31, 2020, we used a risk-free interest rate of 1.6%, an expected volatility rate of 15.2%, and assumed a dividend yield of zero.

(b)
The grant date fair value of shares vested during the three months ended March 31, 2020 was $21.0 million. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At March 31, 2020 and December 31, 2019, we had an obligation to issue 995,380 and 893,713 shares, respectively, of our common stock underlying such deferred awards, which is recorded within Total stockholders’ equity as a Deferred compensation obligation of $42.3 million and $37.3 million, respectively.

(c)
Vesting and payment of the PSUs is conditioned upon certain company and/or market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. As a result, we recorded adjustments at March 31, 2020 to reflect the number of shares expected to be issued when the PSUs vest.

(d)	At March 31, 2020, total unrecognized compensation expense related to these awards was approximately $32.4 million, with an aggregate weighted-average remaining term of 2.2 years.

W. P. Carey 3/31/2020 10-Q – 32

Notes to Consolidated Financial Statements (Unaudited)

Earnings Per Share

Under current authoritative guidance for determining earnings per share, all nonvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. During the prior year period, certain of our nonvested RSUs contained rights to receive non-forfeitable dividend equivalents or dividends, respectively, and therefore we apply the two-class method of computing earnings per share. The calculation of earnings per share below excludes the income attributable to the nonvested participating RSUs from the numerator and such nonvested shares in the denominator. The following table summarizes basic and diluted earnings (in thousands, except share amounts):

	Three Months Ended March 31,
	2020	2019
Net income attributable to W. P. Carey	$66,090	$68,494
Net income attributable to nonvested participating RSUs	—	(19)
Net income — basic and diluted	$66,090	$68,475

Weighted-average shares outstanding — basic	173,249,236	167,234,121
Effect of dilutive securities	210,817	200,619
Weighted-average shares outstanding — diluted	173,460,053	167,434,740

For the three months ended March 31, 2020 and 2019, there were no potentially dilutive securities excluded from the computation of diluted earnings per share.

ATM Program

During the three months ended March 31, 2020, we did not issue any shares of our common stock under our ATM Program, which is discussed in the 2019 Annual Report. During the three months ended March 31, 2019, we issued 4,053,623 shares of our common stock under our former ATM Program at a weighted-average price of $76.17 per share for net proceeds of $303.8 million. As of March 31, 2020, $616.6 million remained available for issuance under our current ATM Program.

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended March 31, 2020
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$13,048	$(268,715)	$—	$(255,667)
Other comprehensive loss before reclassifications	16,394	(52,200)	—	(35,806)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(3,783)	—	—	(3,783)
Interest expense	238	—	—	238
Total	(3,545)	—	—	(3,545)
Net current period other comprehensive loss	12,849	(52,200)	—	(39,351)
Ending balance	$25,897	$(320,915)	$—	$(295,018)

W. P. Carey 3/31/2020 10-Q – 33

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2019
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$14,102	$(269,091)	$(7)	$(254,996)
Other comprehensive income before reclassifications	5,404	(173)	537	5,768
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(3,522)	—	—	(3,522)
Interest expense	67	—	—	67
Total	(3,455)	—	—	(3,455)
Net current period other comprehensive income	1,949	(173)	537	2,313
Ending balance	$16,051	$(269,264)	$530	$(252,683)

See Note 9 for additional information on our derivatives activity recognized within Other comprehensive (loss) income for the periods presented.

Dividends Declared

During the first quarter of 2020, our Board declared a quarterly dividend of $1.04 per share, which was paid on April 15, 2020 to stockholders of record as of March 31, 2020.

Note 13. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually and intend to do so for the tax year ending December 31, 2020. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three months ended March 31, 2020 and 2019.

In light of the COVID-19 outbreak during the first quarter of 2020, we are monitoring domestic and international tax considerations and the potential impact on our consolidated financial statements. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (U.S. federal legislation enacted on March 27, 2020 in response to COVID-19) provides that net operating losses incurred in 2018, 2019, or 2020 may be carried back to offset taxable income earned during the five-year period prior to the year in which the net operating loss was incurred. As a result, we recognized a $7.2 million current tax benefit during the three months ended March 31, 2020 by carrying back certain net operating losses, which is included within current tax benefit described below.

Certain of our subsidiaries have elected TRS status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. We also own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. The accompanying consolidated financial statements include an interim tax provision for our TRSs and foreign subsidiaries, as necessary, for the three months ended March 31, 2020 and 2019. Current income tax benefit was $0.2 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. Provision for income taxes for the three months ended March 31, 2019 included a current tax benefit of approximately $6.3 million due to a change in tax position for state and local taxes.

W. P. Carey 3/31/2020 10-Q – 34

Notes to Consolidated Financial Statements (Unaudited)

Our TRSs and foreign subsidiaries are subject to U.S. federal, state, and foreign income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether the tax benefit of a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. The majority of our deferred tax assets relate to the timing difference between the financial reporting basis and tax basis for stock-based compensation expense. The majority of our deferred tax liabilities relate to differences between the tax basis and financial reporting basis of the assets acquired in acquisitions in which the tax basis of such assets was not stepped up to fair value for income tax purposes. Deferred income tax benefit was $41.5 million and $1.8 million for the three months ended March 31, 2020 and 2019, respectively. Benefit from income taxes for the three months ended March 31, 2020 included a deferred tax benefit of $37.2 million as a result of the release of a deferred tax liability relating to our investment in shares of a cold storage operator (Note 8), which converted to a REIT during the current year period and is therefore no longer subject to federal income taxes, as well as a deferred tax benefit of $6.5 million as a result of the other-than-temporary impairment charges that we recognized on our equity investments in CWI 1 and CWI 2 during the period (Note 8).

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

2020 — During the three months ended March 31, 2020, we sold four properties for total proceeds of $105.2 million, net of selling costs (inclusive of $4.7 million attributable to a noncontrolling interest), and recognized a net gain on these sales totaling $11.8 million (inclusive of $0.6 million attributable to a noncontrolling interest and income taxes totaling less than $0.1 million recognized upon sale). Disposition activity included the sale of one of our two hotel operating properties in January 2020 for total proceeds of $103.5 million, net of selling costs (inclusive of $4.7 million attributable to a noncontrolling interest), which was held for sale as of December 31, 2019 (Note 4).

2019 — During the three months ended March 31, 2019, we sold one property for proceeds of $4.9 million, net of selling costs, and recognized a net gain on the sale of $0.9 million.

W. P. Carey 3/31/2020 10-Q – 35

Notes to Consolidated Financial Statements (Unaudited)

Note 15. Segment Reporting

We evaluate our results from operations through our two major business segments: Real Estate and Investment Management. The following tables present a summary of comparative results and assets for these business segments (in thousands):

Real Estate

	Three Months Ended March 31,
	2020	2019
Revenues
Lease revenues	$282,110	$262,939
Lease termination income and other	6,509	3,270
Operating property revenues (a)	5,967	15,996
	294,586	282,205

Operating Expenses
Depreciation and amortization	115,207	111,413
Impairment charges	19,420	—
General and administrative	14,922	15,188
Reimbursable tenant costs	13,175	13,171
Property expenses, excluding reimbursable tenant costs	10,075	9,912
Operating property expenses	5,223	10,594
Stock-based compensation expense	1,970	2,800
Merger and other expenses	(132)	146
	179,860	163,224
Other Income and Expenses
Interest expense	(52,540)	(61,313)
Gain on sale of real estate, net	11,751	933
Other gains and (losses)	(5,776)	970
Equity in earnings (losses) of equity method investments in real estate	1,565	(78)
	(45,000)	(59,488)
Income before income taxes	69,726	59,493
Benefit from (provision for) income taxes	31,800	(6,159)
Net Income from Real Estate	101,526	53,334
Net (income) loss attributable to noncontrolling interests	(612)	74
Net Income from Real Estate Attributable to W. P. Carey	$100,914	$53,408

__________

(a)
Operating property revenues from our hotels include (i) $2.7 million and $3.4 million for the three months ended March 31, 2020 and 2019, respectively, generated from a hotel in Bloomington, Minnesota, and (ii) $1.9 million and $2.9 million for the three months ended March 31, 2020 and 2019, respectively, generated from a hotel in Miami, Florida, which was sold in January 2020 (Note 14).

W. P. Carey 3/31/2020 10-Q – 36

Notes to Consolidated Financial Statements (Unaudited)

Investment Management

	Three Months Ended March 31,
	2020	2019
Revenues
Asset management revenue	$9,889	$9,732
Reimbursable costs from affiliates	4,030	3,868
Structuring and other advisory revenue	494	2,518
	14,413	16,118
Operating Expenses
General and administrative	5,823	6,097
Reimbursable costs from affiliates	4,030	3,868
Subadvisor fees	1,277	2,202
Depreciation and amortization	987	966
Stock-based compensation expense	691	1,365
Merger and other expenses	319	—
	13,127	14,498
Other Income and Expenses
Equity in (losses) earnings of equity method investments in the Managed Programs	(47,355)	5,569
Other gains and (losses)	1,353	(15)
	(46,002)	5,554
(Loss) income before income taxes	(44,716)	7,174
Benefit from income taxes	9,892	8,288
Net (Loss) Income from Investment Management	(34,824)	15,462
Net income attributable to noncontrolling interests	—	(376)
Net (Loss) Income from Investment Management Attributable to W. P. Carey	$(34,824)	$15,086

Total Company

	Three Months Ended March 31,
	2020	2019
Revenues	$308,999	$298,323
Operating expenses	192,987	177,722
Other income and (expenses)	(91,002)	(53,934)
Benefit from income taxes	41,692	2,129
Net income attributable to noncontrolling interests	(612)	(302)
Net income attributable to W. P. Carey	$66,090	$68,494

	Total Assets at
	March 31, 2020	December 31, 2019
Real Estate	$13,686,006	$13,811,403
Investment Management	204,302	249,515
Total Company	$13,890,308	$14,060,918

W. P. Carey 3/31/2020 10-Q – 37

Notes to Consolidated Financial Statements (Unaudited)

Note 16. Subsequent Events

COVID-19

The global spread of COVID-19 has created significant uncertainty and economic disruption, both in the near-term and potentially longer-term. The extent to which this pandemic could affect our financial condition, liquidity, and results of operations is difficult to predict and depends on evolving factors, including: duration, scope, government actions, and other social responses.

We are closely monitoring the impact of COVID-19 on all aspects of our business, including the safety and health of our employees, our portfolio, and tenant credit health (including our tenants’ ability to pay rent), as well as our liquidity, capital allocation, and balance sheet management. We continue to actively engage in discussions with our tenants regarding the impact of COVID-19 on their business operations, liquidity, prospects, and financial position.

The extent to which the COVID-19 pandemic impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

CWI 1 and CWI 2 Merger

On October 22, 2019, CWI 1 and CWI 2 announced that they had entered into a definitive merger agreement under which the two companies intended to merge in an all-stock transaction, with CWI 2 as the surviving entity. The CWI 1 and CWI 2 Merger was approved by the stockholders of CWI 1 and CWI 2 on April 8, 2020 and closed on April 13, 2020. Subsequently, CWI 2 was renamed Watermark Lodging Trust, Inc. (“WLT”).

In connection with the CWI 1 and CWI 2 Merger, we entered into an internalization agreement and a transition services agreement, which were filed by us as exhibits to a Form 8-K filed with the SEC on October 22, 2019. Immediately following the closing of the CWI 1 and CWI 2 Merger:

(i)	the advisory agreements with each of CWI 1 and CWI 2 and each of their respective operating partnerships terminated;

(ii)
pursuant to the internalization agreement, the operating partnerships of each of CWI 1 and CWI 2 redeemed the special general partnership interests that we previously held, for which we received 1,300,000 shares of CWI 2 preferred stock with a liquidation preference of $50.00 per share and 2,840,549 shares in CWI 2 common stock (as of the date of this Report, we have not completed the determination of the fair value of consideration received in connection with the CWI 1 and CWI 2 Merger);

(iii)
pursuant to the internalization agreement, two of our representatives were appointed to the board of directors of WLT, however both representatives resigned from the board of directors of WLT on April 29, 2020; and

(iv)
we provide certain transition services at cost to Watermark Lodging Trust, Inc. for, what is currently expected to be, a period of approximately 12 months from closing, pursuant to the transition services agreement.

W. P. Carey 3/31/2020 10-Q – 38

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. This item also provides our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. The discussion also breaks down the financial results of our business by segment to provide a better understanding of how these segments and their results affect our financial condition and results of operations. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2019 Annual Report and subsequent reports filed under the Securities Exchange Act of 1934.

Business Overview

As described in more detail in Item 1 of the 2019 Annual Report, we are a diversified net lease REIT with a portfolio of operationally-critical, commercial real estate that includes 1,215 net lease properties covering approximately 141.1 million square feet and 20 operating properties as of March 31, 2020. We invest in high-quality single tenant industrial, warehouse, office, retail, and self-storage properties subject to long-term net leases with built-in rent escalators. Our portfolio is located primarily in the United States and Northern and Western Europe, and we believe it is well-diversified by tenant, property type, geographic location, and tenant industry.

We also earn fees and other income by managing the portfolios of the Managed Programs through our investment management business. We no longer raise capital for new or existing funds, but currently expect to continue managing CPA:18 – Global and CESH through the end of their respective life cycles (Note 1, Note 3).

Significant Developments

COVID-19

The global spread of COVID-19, which has been declared a pandemic by the World Health Organization, has created significant uncertainty and economic disruption, both in the near-term and potentially longer-term. The extent to which this pandemic could affect our financial condition, liquidity, and results of operations is difficult to predict and depends on evolving factors, including: duration, scope, government actions, and other social responses.

The impact of the pandemic both in the United States and globally has been rapidly evolving. It continues to adversely impact commercial activity and cause uncertainty and volatility in financial markets. The outbreak is expected to have a continued adverse impact on economic and market conditions for the foreseeable future and to trigger a period of global economic slowdown with no known duration. The rapid development and fluidity of this situation is without precedent in modern history and the ultimate adverse impact of the COVID-19 pandemic at this time is unknown. Consequently, the COVID-19 pandemic presents material uncertainty and risk with respect to our performance and financial results (such as the potential negative impact to occupancy and our tenants’ ability to meet their financial obligations), results of operations or market values at our properties, increased risk of defaults, decreased availability of financing arrangements, additional potential risks arising from changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Conditions in the bank lending, capital, and other financial markets may continue to deteriorate as a result of the pandemic, and our access to capital and other sources of funding may become constrained, which could adversely affect the availability and terms of future borrowings, renewals, or refinancings. In addition, the deterioration of global economic conditions as a result of the pandemic is likely to negatively impact our tenants.

We are closely monitoring the impact of COVID-19 on all aspects of our business, including the safety and health of our employees, our portfolio, and tenant credit health, as well as our liquidity, capital allocation, and balance sheet management.

In response to early reports of the suspected transmission of COVID-19 in both the United States and Europe, in late February and early March, we initiated steps to prioritize the health and safety of our employees. By mid-March, we fully transitioned all employees in our four offices — New York, Dallas, London, and Amsterdam — to working remotely and successfully executed our business continuity plan, with all of our core financial, operational, and telecommunication systems operating from a cloud-based environment with no disruption.

One of our core principles is our proactive approach to asset management. As such, we continue to actively engage in discussions with our tenants regarding the impact of COVID-19 on their business operations, liquidity, and financial position.

W. P. Carey 3/31/2020 10-Q – 39

Through the date of this Report, we received from tenants substantially all contractual base rent that was due in March and approximately 95% of contractual base rent that was due in April.

Given the significant uncertainty around the duration and severity of the impact of COVID-19, we are unable to predict the impact it will have on our tenants’ continued ability to pay rent. Therefore, information provided regarding March and April rent collections should not serve as an indication of expected future rent collections.

As of March 31, 2020, we had $220.9 million of cash and cash equivalents and over $1.7 billion of available capacity on our Unsecured Revolving Credit Facility, as well as continued access to the capital markets. Our Senior Unsecured Credit Facility, which we amended and restated on February 20, 2020, includes a $1.8 billion Unsecured Revolving Credit Facility and Unsecured Term Loans outstanding totaling $289.7 million as of March 31, 2020 (Note 10), and is scheduled to mature on February 20, 2025. As of March 31, 2020, scheduled debt principal payments total $142.5 million through December 31, 2020 and $385.3 million through December 31, 2021, and our Senior Unsecured Notes do not start to mature until January 2023 (Note 10).

The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak and actions taken to contain COVID-19 or treat its impact, among others. The potential impact of COVID-19 on our tenants and properties could have a material adverse effect on our business, financial condition, liquidity, results of operations, and prospects.

CWI 1 and CWI 2 Merger

On October 22, 2019, CWI 1 and CWI 2 announced that they had entered into a definitive merger agreement under which the two companies intended to merge in an all-stock transaction, with CWI 2 as the surviving entity. The CWI 1 and CWI 2 Merger was approved by the stockholders of CWI 1 and CWI 2 on April 8, 2020 and closed on April 13, 2020. Subsequently, CWI 2 was renamed Watermark Lodging Trust, Inc. In connection with the CWI 1 and CWI 2 Merger, we entered into a transition services agreement, under which we provide certain transition services at cost to Watermark Lodging Trust, Inc. for, what is currently expected to be, a period of approximately 12 months from closing (Note 16).

Financial Highlights

During the three months ended March 31, 2020, we completed the following (as further described in the consolidated financial statements):

Real Estate

Investments

•	We acquired four investments totaling $204.6 million (Note 4).

•	We completed one construction project at a cost totaling $53.1 million (Note 4).

•
We committed to fund $26.2 million (based on the exchange rate of the euro at March 31, 2020) for an expansion project for an existing tenant at a warehouse facility in Azambuja, Portugal, which we currently expect to complete in the third quarter of 2020 (Note 4).

Dispositions

•
As part of our active capital recycling program, we disposed of four properties for total proceeds of $105.2 million, net of selling costs (inclusive of $4.7 million attributable to a noncontrolling interest). Disposition activity included the sale of one of our two hotel operating properties in January 2020 for total proceeds of $103.5 million, net of selling costs (inclusive of $4.7 million attributable to a noncontrolling interest) (Note 14).

Financing and Capital Markets Transactions

•
On February 20, 2020, we amended and restated our Senior Unsecured Credit Facility to increase its capacity to $2.1 billion, which is comprised of a $1.8 billion Unsecured Revolving Credit Facility, a £150.0 million Term Loan, and a €96.5 million Delayed Draw Term Loan, all maturing in five years. On that date, we drew down our Term Loan in full by borrowing £150.0 million (equivalent to $193.1 million). On March 27, 2020, we drew down our Delayed Draw Term Loan in full by borrowing €96.5 million (equivalent to $105.9 million) (Note 10).

W. P. Carey 3/31/2020 10-Q – 40

Investment Management

As of March 31, 2020, we managed total assets of approximately $7.5 billion on behalf of CPA:18 – Global, CWI 1, CWI 2, and CESH. As a result of the closing of the CWI 1 and CWI 2 Merger on April 13, 2020 (Note 16), our advisory agreements with them terminated. As of the date of this Report, we no longer manage CWI 1 and CWI 2, which had assets under management totaling approximately $4.7 billion as of March 31, 2020. Upon closing of the CWI 1 and CWI 2 Merger, the surviving entity, CWI 2, was renamed Watermark Lodging Trust, Inc., for which we provide services under a transition services agreement. We expect to receive lower structuring and other advisory revenue from the Managed Programs going forward since they are fully invested, we no longer raise capital for new or existing funds, and in light of the CWI 1 and CWI 2 Merger.

Dividends to Stockholders

In March 2020, we declared a cash dividend of $1.04 per share.

Consolidated Results

(in thousands, except shares)

	Three Months Ended March 31,
	2020	2019
Revenues from Real Estate	$294,586	$282,205
Revenues from Investment Management	14,413	16,118
Total revenues	308,999	298,323

Net income from Real Estate attributable to W. P. Carey	100,914	53,408
Net (loss) income from Investment Management attributable to W. P. Carey	(34,824)	15,086
Net income attributable to W. P. Carey	66,090	68,494

Dividends declared	180,560	176,219

Net cash provided by operating activities	179,697	142,846
Net cash used in investing activities	(109,832)	(154,163)
Net cash used in financing activities	(32,543)	(104,717)

Supplemental financial measures (a):
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Real Estate	209,999	188,322
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Investment Management	6,541	13,445
Adjusted funds from operations attributable to W. P. Carey (AFFO)	216,540	201,767

Diluted weighted-average shares outstanding (b)	173,460,053	167,434,740
__________

(a)
We consider AFFO, a supplemental measure that is not defined by GAAP (a “non-GAAP measure”), to be an important measure in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

(b)
Amount for the three months ended March 31, 2020 reflects the impact of issuing 6,672,412 shares of our common stock under our current and former ATM Programs during the year ended December 31, 2019 (Note 12).

W. P. Carey 3/31/2020 10-Q – 41

Revenues and Net Income Attributable to W. P. Carey

Total revenues increased for the three months ended March 31, 2020 as compared to the same period in 2019, due to increases within our Real Estate segment, partially offset by decreases within our Investment Management segment. Real Estate revenue increased due to an increase in lease revenues, primarily from property acquisition activity, partially offset by the impact of property dispositions. Investment Management revenue decreased primarily due to lower structuring and other advisory revenue earned from the Managed Programs.

Net income attributable to W. P. Carey decreased for the three months ended March 31, 2020 as compared to the same period in 2019, due to decreases within our Investment Management segment, partially offset by increases within our Real Estate segment. We recognized a net loss from Investment Management attributable to W. P. Carey during the current year period, compared to net income during the prior year period, primarily due to other-than-temporary impairment charges recognized on our equity investments in CWI 1 and CWI 2 during the current year period (Note 8). Net income from Real Estate attributable to W. P. Carey increased primarily due to a deferred tax benefit as a result of the release of a deferred tax liability relating to our investment in shares of a cold storage operator during the current year period (Note 13), the impact of real estate acquisitions (Note 4), a higher gain on sale of real estate (Note 14), and lower interest expense (primarily due to the reduction in our mortgage debt outstanding since January 1, 2019). These increases were offset by impairment charges recognized during the current year period (Note 8).

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased for the three months ended March 31, 2020 as compared to the same period in 2019, primarily due to an increase in cash flow generated from properties acquired during 2019 and 2020, a decrease in interest expense, and scheduled rent increases at existing properties, partially offset by a decrease in cash flow as a result of property dispositions during 2019 and 2020.

AFFO

AFFO increased for the three months ended March 31, 2020 as compared to the same period in 2019, primarily due to higher lease revenues and lower interest expense, partially offset by lower Investment Management revenues and distributions.

W. P. Carey 3/31/2020 10-Q – 42

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

Portfolio Summary

	March 31, 2020	December 31, 2019
Number of net-leased properties	1,215	1,214
Number of operating properties (a)	20	21
Number of tenants (net-leased properties)	352	345
Total square footage (net-leased properties, in thousands)	141,118	139,982
Occupancy (net-leased properties)	98.8%	98.8%
Weighted-average lease term (net-leased properties, in years)	10.7	10.7
Number of countries	25	25
Total assets (in thousands)	$13,890,308	$14,060,918
Net investments in real estate (in thousands)	11,801,151	11,916,745

	Three Months Ended March 31,
	2020	2019
Acquisition volume (in millions)	$204.6	$184.5
Construction projects completed (in millions)	53.1	53.0
Average U.S. dollar/euro exchange rate	1.1020	1.1356
Average U.S. dollar/British pound sterling exchange rate	1.2808	1.3013
Change in the U.S. CPI (b)	0.4%	1.2%
Change in the Germany CPI (b)	(0.1)%	0.0%
Change in the Poland CPI (b)	1.8%	0.5%
Change in the Netherlands CPI (b)	0.1%	1.3%
Change in the Spain CPI (b)	(1.5)%	(0.7)%

__________

(a)
At March 31, 2020, operating properties consisted of 19 self-storage properties (of which we consolidated ten, with an average occupancy of 92.2% as of March 31, 2020) and one hotel property with an average occupancy of 58.7% for the three months ended March 31, 2020. We sold one of our hotel properties in January 2020 (Note 14). At December 31, 2019, operating properties consisted of 19 self-storage properties (of which we consolidated ten) and two hotel properties.

(b)	Many of our lease agreements include contractual increases indexed to changes in the U.S. Consumer Price Index (“CPI”) or similar indices in the jurisdictions in which the properties are located.

W. P. Carey 3/31/2020 10-Q – 43

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at March 31, 2020 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Description	Number of Properties	ABR	ABR Percent	Weighted-Average Lease Term (Years)
U-Haul Moving Partners Inc. and Mercury Partners, LP	Net lease self-storage properties in the U.S.	78	$38,751	3.5%	4.1
Hellweg Die Profi-Baumärkte GmbH & Co. KG (a)	Do-it-yourself retail properties in Germany	42	32,659	2.9%	16.9
State of Andalucía (a)	Government office properties in Spain	70	28,105	2.5%	14.7
Metro Cash & Carry Italia S.p.A. (a)	Business-to-business wholesale stores in Italy and Germany	20	26,538	2.4%	7.0
Pendragon PLC (a)	Automotive dealerships in the United Kingdom	69	21,014	1.9%	10.2
Extra Space Storage, Inc.	Net lease self-storage properties in the U.S.	27	20,332	1.8%	24.1
Marriott Corporation	Net lease hotel properties in the U.S.	18	20,065	1.8%	3.6
Nord Anglia Education, Inc.	K-12 private schools in the U.S.	3	18,734	1.7%	23.5
Advance Auto Parts, Inc.	Distribution facilities in the U.S.	30	18,345	1.6%	12.8
Forterra, Inc. (a) (b)	Industrial properties in the U.S. and Canada	27	18,311	1.6%	23.2
Total		384	$242,854	21.7%	13.1
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Of the 27 properties leased to Forterra, Inc., 25 are located in the United States and two are located in Canada.

W. P. Carey 3/31/2020 10-Q – 44

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
United States
South
Texas	$97,713	8.7%	11,411	8.1%
Florida	47,322	4.2%	4,060	2.9%
Georgia	28,744	2.6%	4,024	2.8%
Tennessee	15,721	1.4%	2,260	1.6%
Alabama	15,268	1.4%	2,397	1.7%
Other (b)	12,634	1.1%	2,263	1.6%
Total South	217,402	19.4%	26,415	18.7%
East
North Carolina	32,765	2.9%	8,052	5.7%
Pennsylvania	26,176	2.3%	3,609	2.5%
Massachusetts	21,272	1.9%	1,407	1.0%
New Jersey	19,380	1.7%	1,100	0.8%
South Carolina	15,233	1.4%	4,321	3.1%
Virginia	13,567	1.2%	1,430	1.0%
New York	13,347	1.2%	1,392	1.0%
Kentucky	11,220	1.0%	3,063	2.2%
Other (b)	22,848	2.1%	3,531	2.5%
Total East	175,808	15.7%	27,905	19.8%
Midwest
Illinois	51,653	4.6%	5,974	4.2%
Minnesota	25,878	2.3%	2,352	1.7%
Indiana	18,205	1.6%	2,827	2.0%
Wisconsin	15,894	1.4%	2,984	2.1%
Ohio	15,157	1.3%	3,153	2.3%
Michigan	14,077	1.3%	2,132	1.5%
Other (b)	27,507	2.5%	4,697	3.3%
Total Midwest	168,371	15.0%	24,119	17.1%
West
California	61,004	5.5%	5,162	3.7%
Arizona	33,852	3.0%	3,648	2.6%
Colorado	11,451	1.0%	1,008	0.7%
Other (b)	46,156	4.1%	4,397	3.1%
Total West	152,463	13.6%	14,215	10.1%
United States Total	714,044	63.7%	92,654	65.7%
International
Germany	64,536	5.8%	7,042	5.0%
Poland	50,907	4.6%	7,215	5.1%
The Netherlands	49,670	4.4%	6,862	4.9%
Spain	48,389	4.3%	4,226	3.0%
United Kingdom	45,257	4.0%	4,035	2.8%
Italy	24,971	2.2%	2,386	1.7%
Croatia	16,380	1.5%	1,784	1.3%
Denmark	14,295	1.3%	2,408	1.7%
France	13,146	1.2%	1,347	0.9%
Canada	12,627	1.1%	2,103	1.5%
Other (c)	66,231	5.9%	9,056	6.4%
International Total	406,409	36.3%	48,464	34.3%
Total	$1,120,453	100.0%	141,118	100.0%

W. P. Carey 3/31/2020 10-Q – 45

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
Industrial	$267,577	23.9%	48,172	34.1%
Office	253,630	22.6%	17,155	12.2%
Warehouse	244,067	21.8%	46,868	33.2%
Retail (d)	194,593	17.4%	17,546	12.4%
Self Storage (net lease)	59,083	5.3%	5,810	4.1%
Other (e)	101,503	9.0%	5,567	4.0%
Total	$1,120,453	100.0%	141,118	100.0%
__________

(a)	Includes square footage for any vacant properties.

(b)
Other properties within South include assets in Louisiana, Oklahoma, Arkansas, and Mississippi. Other properties within East include assets in Maryland, Connecticut, West Virginia, New Hampshire, and Maine. Other properties within Midwest include assets in Missouri, Kansas, Nebraska, Iowa, North Dakota, and South Dakota. Other properties within West include assets in Utah, Oregon, Nevada, Washington, Hawaii, New Mexico, Wyoming, Montana, and Alaska.

(c)	Includes assets in Finland, Lithuania, Mexico, Norway, Hungary, the Czech Republic, Austria, Portugal, Japan, Sweden, Slovakia, Latvia, Belgium, and Estonia.

(d)	Includes automotive dealerships.

(e)	Includes ABR from tenants within the following property types: education facility, hotel (net lease), fitness facility, laboratory, theater, and student housing (net lease).

W. P. Carey 3/31/2020 10-Q – 46

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	ABR Percent	Square Footage	Square Footage Percent
Retail Stores (a)	$249,276	22.3%	32,667	23.2%
Consumer Services	99,762	8.9%	7,482	5.3%
Automotive	75,831	6.8%	12,507	8.9%
Business Services	60,204	5.4%	5,272	3.7%
Cargo Transportation	59,716	5.3%	9,313	6.6%
Grocery	55,534	5.0%	6,549	4.6%
Healthcare and Pharmaceuticals	51,884	4.6%	4,291	3.0%
Hotel, Gaming, and Leisure	43,663	3.9%	2,423	1.7%
Construction and Building	42,171	3.8%	7,673	5.4%
Capital Equipment	39,426	3.5%	6,550	4.6%
Sovereign and Public Finance	38,571	3.4%	3,364	2.4%
Beverage, Food, and Tobacco	38,137	3.4%	4,862	3.4%
Containers, Packaging, and Glass	35,804	3.2%	6,186	4.4%
Durable Consumer Goods	30,173	2.7%	6,870	4.9%
High Tech Industries	29,668	2.7%	3,347	2.4%
Insurance	25,044	2.2%	1,749	1.2%
Banking	19,264	1.7%	1,247	0.9%
Telecommunications	16,610	1.5%	1,572	1.1%
Aerospace and Defense	16,149	1.4%	1,504	1.1%
Non-Durable Consumer Goods	14,992	1.3%	5,194	3.7%
Media: Advertising, Printing, and Publishing	14,759	1.3%	1,435	1.0%
Media: Broadcasting and Subscription	12,661	1.1%	784	0.6%
Wholesale	12,276	1.1%	2,005	1.4%
Chemicals, Plastics, and Rubber	12,102	1.1%	1,403	1.0%
Other (b)	26,776	2.4%	4,869	3.5%
Total	$1,120,453	100.0%	141,118	100.0%
__________

(a)	Includes automotive dealerships.

(b)
Includes ABR from tenants in the following industries: metals and mining, oil and gas, environmental industries, electricity, consumer transportation, forest products and paper, real estate, and finance. Also includes square footage for vacant properties.

W. P. Carey 3/31/2020 10-Q – 47

Lease Expirations
(in thousands, except percentages and number of leases)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage	Square Footage Percent
Remaining 2020	18	16	$11,225	1.0%	1,343	1.0%
2021	34	24	29,316	2.6%	3,013	2.1%
2022	33	31	53,906	4.8%	5,013	3.6%
2023	35	29	47,755	4.3%	6,044	4.3%
2024	79	52	110,964	9.9%	13,970	9.9%
2025	65	33	60,545	5.4%	7,448	5.3%
2026	36	23	52,164	4.6%	7,847	5.6%
2027	44	27	71,527	6.4%	8,226	5.8%
2028	43	25	61,265	5.5%	4,867	3.4%
2029	31	18	36,206	3.2%	4,561	3.2%
2030	27	21	70,275	6.3%	6,104	4.3%
2031	66	16	67,160	6.0%	8,154	5.8%
2032	35	14	42,652	3.8%	5,914	4.2%
2033	21	15	57,195	5.1%	7,707	5.5%
Thereafter (>2033)	221	89	348,298	31.1%	49,164	34.8%
Vacant	—	—	—	—%	1,743	1.2%
Total	788		$1,120,453	100.0%	141,118	100.0%
__________

(a)	Assumes tenants do not exercise any renewal options or purchase options.

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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties, adjusted for collectibility as determined by GAAP, and reflects exchange rates as of March 31, 2020. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

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

W. P. Carey 3/31/2020 10-Q – 48

Real Estate — Property Level Contribution

The following table presents the Property level contribution for our consolidated net-leased and operating properties within our Real Estate segment, as well as a reconciliation to Net income from Real Estate attributable to W. P. Carey (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Existing Net-Leased Properties
Lease revenues	$263,740	$258,025	$5,715
Depreciation and amortization	(105,908)	(95,657)	(10,251)
Reimbursable tenant costs	(13,055)	(13,120)	65
Property expenses	(9,838)	(8,641)	(1,197)
Property level contribution	134,939	140,607	(5,668)
Recently Acquired Net-Leased Properties
Lease revenues	18,328	821	17,507
Depreciation and amortization	(7,372)	(268)	(7,104)
Reimbursable tenant costs	(120)	—	(120)
Property expenses	(185)	(87)	(98)
Property level contribution	10,651	466	10,185
Existing Operating Properties
Operating property revenues	4,077	13,093	(9,016)
Depreciation and amortization	(1,619)	(9,419)	7,800
Operating property expenses	(3,328)	(6,688)	3,360
Property level contribution	(870)	(3,014)	2,144
Properties Sold or Held for Sale
Lease revenues	42	4,093	(4,051)
Operating property revenues	1,890	2,903	(1,013)
Depreciation and amortization	(4)	(5,756)	5,752
Reimbursable tenant costs	—	(51)	51
Property expenses	(52)	(1,184)	1,132
Operating property expenses	(1,895)	(3,906)	2,011
Property level contribution	(19)	(3,901)	3,882
Property Level Contribution	144,701	134,158	10,543
Add: Lease termination income and other	6,509	3,270	3,239
Less other expenses:
Impairment charges	(19,420)	—	(19,420)
General and administrative	(14,922)	(15,188)	266
Stock-based compensation expense	(1,970)	(2,800)	830
Corporate depreciation and amortization	(304)	(313)	9
Merger and other expenses	132	(146)	278
Other Income and Expenses
Interest expense	(52,540)	(61,313)	8,773
Gain on sale of real estate, net	11,751	933	10,818
Other gains and (losses)	(5,776)	970	(6,746)
Equity in earnings (losses) of equity method investments in real estate	1,565	(78)	1,643
	(45,000)	(59,488)	14,488
Income before income taxes	69,726	59,493	10,233
Benefit from (provision for) income taxes	31,800	(6,159)	37,959
Net Income from Real Estate	101,526	53,334	48,192
Net (income) loss attributable to noncontrolling interests	(612)	74	(686)
Net Income from Real Estate Attributable to W. P. Carey	$100,914	$53,408	$47,506

Also refer to Note 15 for a table presenting the comparative results of our Real Estate segment.

W. P. Carey 3/31/2020 10-Q – 49

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

Existing Net-Leased Properties

Existing net-leased properties are those that we acquired or placed into service prior to January 1, 2019 and that were not sold or held for sale during the periods presented. For the periods presented, there were 1,132 existing net-leased properties, which includes 27 self-storage properties that were reclassified from operating properties to net-leased properties during the year ended December 31, 2019 as a result of entering into net-lease agreements during the second quarter of 2019. During the three months ended March 31, 2020, these 27 properties contributed lease revenues of $5.4 million, depreciation and amortization of $7.8 million, and property expenses of $0.3 million within Existing Net-Leased Properties but did not contribute during the first quarter of 2019.

For the three months ended March 31, 2020 as compared to the same period in 2019, lease revenues from existing net-leased properties increased by $3.1 million related to scheduled rent increases, $2.7 million due to lease restructurings, $1.1 million due to new leases, and $1.0 million related to completed construction projects on existing properties. These increases were partially offset by decreases of $3.3 million primarily due to reserves related to straight-line rent receivables recorded during the current year period, $2.5 million as a result of the weakening of foreign currencies (primarily the euro) in relation to the U.S. dollar between the periods and $1.1 million due to lease expirations. Depreciation and amortization expense from existing net-leased properties also increased due to completed construction projects on existing properties, partially offset by the weakening of foreign currencies (primarily the euro) in relation to the U.S. dollar between the periods.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2018 and that were not sold or held for sale during the periods presented. Since January 1, 2019, we acquired 27 investments comprised of 48 properties (five of which we acquired during the first quarter of 2019, 12 of which we acquired during the second quarter of 2019, six of which we acquired during the third quarter of 2019, 21 of which we acquired during the fourth quarter of 2019, and four of which we acquired during the first quarter of 2020). We also placed one property into service during the first quarter of 2019 and one property into service during the fourth quarter of 2019.

Existing Operating Properties

Existing operating properties are those that we acquired or placed into service prior to January 1, 2019 and that were not sold or held for sale during the periods presented. For the periods presented, there were 11 existing operating properties, comprised of ten self-storage operating properties (which excludes nine self-storage properties accounted for under the equity method) and one hotel operating property. These 11 existing operating properties exclude 27 self-storage properties that were reclassified from operating properties to net-leased properties during the year ended December 31, 2019, as described in Existing Net-Leased Properties above. During the three months ended March 31, 2019, these 27 properties contributed operating property revenues of $8.1 million, depreciation and amortization of $7.8 million, and operating property expenses of $3.0 million within Existing Operating Properties but did not contribute during the first quarter of 2020. In addition, for the three months ended March 31, 2020 as compared to the same period in 2019, operating property revenues and expenses for our existing hotel operating property decreased by $0.7 million and $0.3 million, respectively, due to lower occupancy at the hotel.

Properties Sold or Held for Sale

During the three months ended March 31, 2020, we disposed of four properties, including one of our two hotel operating properties. During the year ended December 31, 2019, we disposed of 22 properties, including the repayment of a loan receivable.

W. P. Carey 3/31/2020 10-Q – 50

In addition to the impact on property level contribution related to properties we sold or classified as held for sale during the periods presented, we recognized gains on sale of real estate. The impact of these transactions is described in further detail below and in Note 14.

Other Revenues and Expenses

Lease Termination Income and Other

2020 — For the three months ended March 31, 2020, lease termination income and other was $6.5 million, primarily comprised of (i) income of $3.2 million related to a lease restructuring in May 2019 that led to the recognition of rent receipts during the first quarter of 2020 on claims that were previously deemed uncollectible; (ii) interest income from our loans receivable totaling $1.0 million; (iii) income substantially from a parking garage attached to one of our net-leased properties totaling $0.9 million; and (iv) lease termination income of $0.6 million.

2019 — For the three months ended March 31, 2019, lease termination income and other was $3.3 million, primarily comprised of (i) interest income from our loans receivable totaling $1.7 million; (ii) income substantially from a parking garage attached to one of our net-leased properties totaling $0.8 million; and (iii) income of $0.6 million from a former tenant that declared bankruptcy.

Impairment Charges

Our impairment charges are more fully described in Note 8.

During the three months ended March 31, 2020, we recognized impairment charges totaling $16.0 million on two properties leased to the same tenant in order to reduce the carrying values of the properties to their estimated fair values, due to potential property vacancies. In addition, we recognized an impairment charge of $3.4 million on a property in order to reduce the carrying value of the property to its estimated fair value, which approximated its estimated selling price.

General and Administrative

General and administrative expenses recorded by our Real Estate segment are allocated based on time incurred by our personnel for the Real Estate and Investment Management segments.

Stock-based Compensation Expense

For the three months ended March 31, 2020 as compared to the same period in 2019, stock-based compensation expense allocated to our Real Estate segment decreased by $0.8 million, primarily due to a decrease in the expected payout of certain share-based payment awards.

Interest Expense

For the three months ended March 31, 2020 as compared to the same period in 2019, interest expense decreased by $8.8 million, primarily due to the reduction of our mortgage debt outstanding by prepaying or repaying at maturity a total of $1.2 billion of non-recourse mortgage loans with a weighted-average interest rate of 4.4% since January 1, 2019 (Note 10), partially offset by two offerings of senior unsecured notes totaling $878.4 million (based on the exchange rate of the euro on the dates of issuance for our euro-denominated senior unsecured notes) with a weighted-average interest rate of 2.3% completed during 2019. Our average outstanding debt balance was $6.2 billion and $6.4 billion for the three months ended March 31, 2020 and 2019, respectively. Our weighted-average interest rate was 3.2% and 3.6% for the three months ended March 31, 2020 and 2019, respectively.

Gain on Sale of Real Estate, Net

Gain on sale of real estate, net, consists of gain on the sale of properties, net of tax that were disposed of during the three months ended March 31, 2020 and 2019. Our dispositions are more fully described in Note 14.

2020 — During the three months ended March 31, 2020, we sold four properties for total proceeds of $105.2 million, net of selling costs (inclusive of $4.7 million attributable to a noncontrolling interest), and recognized a net gain on these sales totaling $11.8 million (inclusive of $0.6 million attributable to a noncontrolling interest and income taxes totaling less than $0.1 million

W. P. Carey 3/31/2020 10-Q – 51

recognized upon sale). Disposition activity included the sale of one of our two hotel operating properties in January 2020, which was held for sale as of December 31, 2019 (Note 4).

2019 — During the three months ended March 31, 2019, we sold one property for proceeds of $4.9 million, net of selling costs, and recognized a net gain on the sale of $0.9 million.

Other Gains and (Losses)

Other gains and (losses) primarily consists of gains and losses on foreign currency transactions, derivative instruments, and extinguishment of debt. All of our foreign currency-denominated unsecured debt instruments were designated as net investment hedges during both the three months ended March 31, 2020 and 2019. Therefore, no gains and losses on foreign currency transactions were recognized on the remeasurement of such instruments during those periods (Note 9). We also make certain foreign currency-denominated intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short-term loans, are included in the determination of net income. In addition, we have certain derivative instruments, including common stock warrants and foreign currency forward and collar contracts, that are not designated as hedges for accounting purposes, for which realized and unrealized gains and losses are included in earnings. We also recognize unrealized gains and losses on movements in the fair value of certain investments within Other gains and (losses). The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

2020 — For the three months ended March 31, 2020, net other losses were $5.8 million. During the period, we recognized net realized and unrealized losses of $5.9 million on foreign currency transactions as a result of changes in foreign currency exchange rates and an allowance for credit losses of $5.5 million (Note 2, Note 5). These losses were partially offset by realized gains of $4.7 million related to the settlement of foreign currency forward contracts and foreign currency collars, as well as interest income of $0.5 million related to our loans to affiliates and cash deposits.

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

Equity in Earnings (Losses) of Equity Method Investments in Real Estate

For the three months ended March 31, 2020, we recognized equity in earnings of equity method investments in real estate of $1.6 million, as compared to equity in losses of equity method investments in real estate of less than $0.1 million for the three months ended March 31, 2019. Equity earnings increased by $1.0 million from our equity investment in a portfolio of self-storage properties, due to an increase in occupancy rates, and $0.5 million from our equity investment in a portfolio of retail properties as a result of a lease restructuring in May 2019.

Benefit from (Provision for) Income Taxes

For the three months ended March 31, 2020, we recognized a benefit from income taxes of $31.8 million, as compared to a provision for income taxes of $6.2 million for the three months ended March 31, 2019 within our Real Estate segment. During the three months ended March 31, 2020, we recognized a deferred tax benefit of $37.2 million as a result of the release of a deferred tax liability relating to our investment in shares of a cold storage operator (Note 13), which converted to a REIT during the current year period and is therefore no longer subject to federal income taxes.

W. P. Carey 3/31/2020 10-Q – 52

Investment Management

We earn revenue as the advisor to the Managed Programs. For the periods presented, we acted as advisor to the following Managed Programs: CPA:18 – Global, CWI 1, CWI 2, and CESH. The CWI 1 and CWI 2 Merger closed on April 13, 2020, and as a result, the advisory agreements with each of CWI 1 and CWI 2 terminated and CWI 2 was renamed Watermark Lodging Trust, Inc., for which we provide certain management services pursuant to a transition services agreement (Note 16).

As a result of (i) the termination of our advisory agreements with CWI 1 and CWI 2 and (ii) the operating partnerships of each of CWI 1 and CWI 2 redeeming the special general partnership interests that we previously held in those entities (in each case in connection with the CWI 1 and CWI 2 Merger), we expect to record an impairment charge on a significant portion of goodwill within our Investment Management segment, which had a carrying value of $63.6 million as of March 31, 2020.

We no longer raise capital for new or existing funds, but we currently expect to continue managing CPA:18 – Global and CESH and earn the various fees described below through the end of their respective life cycles (Note 1, Note 3, Note 16). As of March 31, 2020, we managed total assets of approximately $7.5 billion on behalf of the Managed Programs, including $4.7 billion within CWI 1 and CWI 2.

W. P. Carey 3/31/2020 10-Q – 53

Below is a summary of comparative results of our Investment Management segment (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Revenues
Asset management revenue
CPA:18 – Global	$3,003	$2,869	$134
CWI 1	3,316	3,563	(247)
CWI 2	2,683	2,683	—
CESH	887	617	270
	9,889	9,732	157
Reimbursable costs from affiliates
CPA:18 – Global	795	888	(93)
CWI 1	1,724	1,677	47
CWI 2	1,221	1,125	96
CESH	290	178	112
	4,030	3,868	162
Structuring and other advisory revenue
CPA:18 – Global	198	2,320	(2,122)
CWI 1	—	—	—
CWI 2	296	—	296
CESH	—	198	(198)
	494	2,518	(2,024)
	14,413	16,118	(1,705)
Operating Expenses
General and administrative	5,823	6,097	(274)
Reimbursable costs from affiliates	4,030	3,868	162
Subadvisor fees	1,277	2,202	(925)
Depreciation and amortization	987	966	21
Stock-based compensation expense	691	1,365	(674)
Merger and other expenses	319	—	319
	13,127	14,498	(1,371)
Other Income and Expenses
Equity in (losses) earnings of equity method investments in the Managed Programs	(47,355)	5,569	(52,924)
Other gains and (losses)	1,353	(15)	1,368
	(46,002)	5,554	(51,556)
(Loss) income before income taxes	(44,716)	7,174	(51,890)
Benefit from income taxes	9,892	8,288	1,604
Net (Loss) Income from Investment Management	(34,824)	15,462	(50,286)
Net income attributable to noncontrolling interests	—	(376)	376
Net (Loss) Income from Investment Management Attributable to W. P. Carey	$(34,824)	$15,086	$(49,910)

W. P. Carey 3/31/2020 10-Q – 54

Asset Management Revenue

During the periods presented, we earned asset management revenue from (i) CPA:18 – Global based on the value of its real estate-related assets under management, (ii) the CWI REITs based on the value of their lodging-related real estate assets under management, and (iii) CESH based on its gross assets under management at fair value. Asset management revenue may increase or decrease depending upon changes in the Managed Programs’ asset bases as a result of purchases, sales, or changes in the appraised value of the real estate-related and lodging-related assets in their investment portfolios. For 2020, (i) we receive asset management fees from CPA:18 – Global 50% in cash and 50% in shares of its common stock, (ii) we primarily received asset management fees from the CWI REITs in shares of their common stock through April 13, 2020 (the date of the CWI 1 and CWI 2 Merger), and (iii) we receive asset management fees from CESH in cash.

Structuring and Other Advisory Revenue

We earn structuring revenue when we structure investments and debt placement transactions for the Managed Programs. Structuring revenue is dependent on investment activity, which is subject to significant period-to-period variation, and is expected to continue to decline on an annual basis in future periods because the Managed Programs are fully invested, we no longer raise capital for new or existing funds, and in light of the CWI 1 and CWI 2 Merger (Note 16). Going forward, investment activity for the Managed Programs will be generally limited to capital recycling. In addition, we may earn disposition revenue when we complete dispositions for the Managed Programs.

For the three months ended March 31, 2020, structuring and other advisory revenue was comprised of $0.3 million for structuring a mortgage refinancing on behalf of CWI 2 and $0.2 million related to increases in build-to-suit funding commitments for certain CPA:18 – Global investments. For the three months ended March 31, 2019, structuring and other advisory revenue was primarily comprised of $2.3 million for structuring an investment in a new student housing development project on behalf of CPA:18 – Global.

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

Subadvisor Fees

Pursuant to the terms of the subadvisory agreements we had with the third-party subadvisors in connection with both CWI 1 and CWI 2, we paid a subadvisory fee equal to 20% of the amount of fees paid to us by CWI 1 and 25% of the amount of fees paid to us by CWI 2, including but not limited to: acquisition fees, asset management fees, loan refinancing fees, property management fees, and subordinated disposition fees, each as defined in the advisory agreements we had with each of CWI 1 and CWI 2. We also paid to each subadvisor 20% and 25% of the net proceeds resulting from any sale, financing, or recapitalization or sale of securities of CWI 1 and CWI 2, respectively, by us, the advisor. Upon completion of the CWI 1 and CWI 2 Merger on April 13, 2020 (Note 16), the subadvisory agreements were terminated, and we no longer pay subadvisory fees.

For the three months ended March 31, 2020 as compared to the same period in 2019, subadvisor fees decreased by $0.9 million, primarily since we did not receive a distribution of Available Cash from CWI 2 during the current year period, 25% of which we would have paid to the subadvisor for CWI 2.

W. P. Carey 3/31/2020 10-Q – 55

Equity in (Losses) Earnings of Equity Method Investments in the Managed Programs

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

	Three Months Ended March 31,
	2020	2019
Equity in losses of equity method investments in the Managed Programs:
Other-than-temporary impairment charges on our equity method investments in CWI 1 and CWI 2 (a)	$(47,112)	$—
Equity in losses of equity method investments in the Managed Programs (b)	(2,159)	(116)
Distributions of Available Cash: (c)
CPA:18 – Global	1,916	1,848
CWI 1 (d)	—	1,899
CWI 2 (d)	—	1,938
Equity in (losses) earnings of equity method investments in the Managed Programs	$(47,355)	$5,569
__________

(a)
During the three months ended March 31, 2020, we recognized other-than-temporary impairment charges of $27.8 million and $19.3 million on our equity investments in CWI 1 and CWI 2, respectively, to reduce the carrying values of our investments to their estimated fair values, due to the COVID-19 outbreak during the first quarter of 2020, which is having an adverse effect on the lodging industry and, therefore, the operations of CWI 1 and CWI 2.

(b)
Decrease for the three months ended March 31, 2020 as compared to the same period in 2019 was due to decreases of $1.0 million, $0.7 million, and $0.4 million, from our investments in shares of common stock of CWI 1, CWI 2, and CPA:18 – Global, respectively.

(c)
We are entitled to receive distributions of up to 10% of the Available Cash from the operating partnerships of each of the Managed REITs, as defined in their respective operating partnership agreements (Note 3). We will no longer receive distributions of Available Cash from CWI 1 and CWI 2 as a result of the closing of the CWI 1 and CWI 2 Merger on April 13, 2020 (Note 16), prior to which we were required to pay 20% and 25% of such distributions to the subadvisors of CWI 1 and CWI 2, respectively. Distributions of Available Cash received and earned from the Managed REITs fluctuate based on the timing of certain events, including acquisitions and dispositions.

(d)
We did not receive distributions of Available Cash from CWI 1 and CWI 2 during the three months ended March 31, 2020, as a result of the adverse effect of COVID-19 on the lodging industry and, therefore, the operations of CWI 1 and CWI 2.

Benefit from Income Taxes

For the three months ended March 31, 2020 as compared to the same period in 2019, benefit from income taxes increased by $1.6 million within our Investment Management segment. During the three months ended March 31, 2020, we recognized a current tax benefit of $7.2 million as a result of carrying back certain net operating losses in accordance with the CARES Act that was enacted on March 27, 2020 (Note 13), as well as a deferred tax benefit of $6.5 million as a result of the other-than-temporary impairment charges that we recognized on our equity investments in CWI 1 and CWI 2 during the period (Note 8). These deferred tax benefits were partially offset by deferred tax expense of $3.0 million due to the establishment of a valuation allowance since our Investment Management segment was in a loss position during the three months ended March 31, 2020. In addition, during the three months ended March 31, 2019, we recognized a current tax benefit of approximately $6.3 million due to a change in tax position for state and local taxes.

Liquidity and Capital Resources

Sources and Uses of Cash During the Period

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund dividends to stockholders. Our cash flows fluctuate periodically due to a number of factors, which may include, among other things: the timing of our equity and debt offerings; the timing of purchases and sales of real estate; the timing of the repayment of mortgage loans and receipt of lease revenues; the timing and amount of other lease-related payments; the receipt of the asset

W. P. Carey 3/31/2020 10-Q – 56

management fees in either shares of the common stock or limited partnership units of the Managed Programs or cash; the timing of distributions from equity investments in the Managed Programs and real estate; the receipt of distributions of Available Cash from the Managed REITs; the timing of settlement of foreign currency transactions; and changes in foreign currency exchange rates. Despite these fluctuations, we believe that we will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, available capacity under our Senior Unsecured Credit Facility, proceeds from dispositions of properties, and the issuance of additional debt or equity securities, such as sales of our stock through our ATM Program, in order to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities — Net cash provided by operating activities increased by $36.9 million during the three months ended March 31, 2020 as compared to the same period in 2019, primarily due to an increase in cash flow generated from properties acquired during 2019 and 2020, a decrease in interest expense, and scheduled rent increases at existing properties, partially offset by a decrease in cash flow as a result of property dispositions during 2019 and 2020.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property-related costs.

During the three months ended March 31, 2020, we used $197.6 million to acquire four investments (Note 4). We sold four properties for net proceeds of $105.2 million (Note 14). We also used $53.4 million to fund construction projects and other capital expenditures on certain properties within our real estate portfolio. We received $11.0 million from the repayment of loans receivable (Note 5). Additionally, we used $5.4 million to fund short-term loans to the Managed Programs while $21.0 million of such loans were repaid during the period (Note 3). We received $3.5 million in distributions from equity method investments in the Managed Programs and real estate in excess of cumulative equity income.

Financing Activities — During the three months ended March 31, 2020, gross borrowings and repayments under our Unsecured Revolving Credit Facility were $349.0 million and $466.6 million, respectively, and proceeds from drawing down in full our Unsecured Term Loans were $299.0 million, all of which included the impact of the amendment and restatement of our Senior Unsecured Credit Facility in January 2020 (Note 10). In connection with this amendment and restatement, we incurred financing costs totaling $10.0 million. Additionally, we paid dividends to stockholders totaling $180.3 million related to the fourth quarter of 2019; and also paid distributions of $4.7 million to affiliates that hold noncontrolling interests in various entities with us. We also made scheduled non-recourse mortgage loan principal payments of $21.1 million.

W. P. Carey 3/31/2020 10-Q – 57

Summary of Financing

The table below summarizes our Senior Unsecured Notes, our non-recourse mortgages, and our Senior Unsecured Credit Facility (dollars in thousands):

	March 31, 2020	December 31, 2019
Carrying Value
Fixed rate:
Senior Unsecured Notes (a)	$4,323,063	$4,390,189
Non-recourse mortgages (a)	1,216,665	1,232,898
	5,539,728	5,623,087
Variable rate:
Unsecured Term Loans (a)	289,725	—
Unsecured Revolving Credit Facility	75,483	201,267
Non-recourse mortgages (a):
Amount subject to interest rate swaps and caps	147,005	157,518
Floating interest rate mortgage loans	69,702	72,071
	581,915	430,856
	$6,121,643	$6,053,943

Percent of Total Debt
Fixed rate	90%	93%
Variable rate	10%	7%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	3.3%	3.3%
Variable rate (b)	1.9%	2.1%
Total debt	3.2%	3.2%

__________

(a)
Aggregate debt balance includes unamortized discount, net, totaling $26.3 million and $26.7 million as of March 31, 2020 and December 31, 2019, respectively, and unamortized deferred financing costs totaling $22.1 million and $23.4 million as of March 31, 2020 and December 31, 2019, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At March 31, 2020, our cash resources consisted of the following:

•
cash and cash equivalents totaling $220.9 million. Of this amount, $104.8 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

•	our Unsecured Revolving Credit Facility, with available capacity of $1.7 billion; and

•	unleveraged properties that had an aggregate asset carrying value of $8.7 billion at March 31, 2020, although there can be no assurance that we would be able to obtain financing for these properties.

We have also accessed the capital markets through additional debt and equity offerings, such as the issuance of Senior Unsecured Notes denominated in both U.S. dollars and euros and the shares of common stock issued under our ATM Programs. As of March 31, 2020, $616.6 million remained available for issuance under our current ATM Program (Note 12).

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

W. P. Carey 3/31/2020 10-Q – 58

Cash Requirements and Liquidity

As of March 31, 2020, we had $220.9 million of cash and cash equivalents and over $1.7 billion of available capacity on our Unsecured Revolving Credit Facility, as well as continued access to the capital markets. Our Senior Unsecured Credit Facility, which we amended and restated on February 20, 2020, includes a $1.8 billion Unsecured Revolving Credit Facility and Unsecured Term Loans outstanding totaling $289.7 million as of March 31, 2020 (Note 10), and is scheduled to mature on February 20, 2025. As of March 31, 2020, scheduled debt principal payments total $142.5 million through December 31, 2020 and $385.3 million through December 31, 2021, and our Senior Unsecured Notes do not start to mature until January 2023 (Note 10).

During the next 12 months following the date of this Report, we expect that our cash requirements will include funding capital commitments such as construction projects; paying dividends to our stockholders; making scheduled interest payments on the Senior Unsecured Notes and scheduled principal and balloon payments on our mortgage loan obligations; and other normal recurring operating expenses. We expect to fund these cash requirements through cash generated from operations, cash received from dispositions of properties, the use of our cash reserves or unused amounts on our Unsecured Revolving Credit Facility (as described above), issuances of shares through our ATM Program, and/or additional equity or debt offerings. We may also choose to pursue the acquisitions of new investments and prepayments of certain of our non-recourse mortgage loan obligations, depending on our capital needs and improvements in current market conditions.

Our liquidity would be adversely affected by unanticipated costs, greater-than-anticipated operating expenses, and the adverse impact of COVID-19. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, available capacity under our Unsecured Revolving Credit Facility (as described above), mortgage loan proceeds, and the issuance of additional debt or equity securities, such as through our ATM Program, to meet these needs.

The extent to which COVID-19 impacts our liquidity and debt covenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak and actions taken to contain COVID-19 or treat its impact, among others. The potential impact of COVID-19 on our tenants and properties could have a material adverse effect on our liquidity and debt covenants.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments) at March 31, 2020 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Unsecured Notes — principal (a) (b)	$4,363,999	$—	$547,800	$1,497,800	$2,318,399
Non-recourse mortgages — principal (a)	1,439,532	257,252	748,285	311,356	122,639
Senior Unsecured Credit Facility — principal (a) (c)	366,604	—	—	366,604	—
Interest on borrowings (d)	894,409	191,179	338,848	222,597	141,785
Capital commitments and tenant expansion allowances (e)	316,915	226,539	80,858	3,000	6,518
Lease commitments (f)	96,147	—	11,965	11,965	72,217
	$7,477,606	$674,970	$1,727,756	$2,413,322	$2,661,558

__________

(a)
Excludes unamortized deferred financing costs totaling $22.1 million, the unamortized discount on the Senior Unsecured Notes of $19.3 million in aggregate, the unamortized discount on the Unsecured Term Loans of $1.4 million, and the aggregate unamortized fair market value adjustment of $5.6 million, primarily resulting from the assumption of property-level debt in connection with business combinations.

(b)	Our Senior Unsecured Notes are scheduled to mature from 2023 through 2029 (Note 10).

(c)	Our Senior Unsecured Credit Facility is scheduled to mature on February 20, 2025.

(d)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at March 31, 2020.

W. P. Carey 3/31/2020 10-Q – 59

(e)
Capital commitments include (i) $201.3 million related to build-to-suit projects, including $59.5 million related to projects for which the tenant has not exercised the associated construction option, (ii) $68.0 million related to a purchase commitment, and (iii) $47.6 million related to unfunded tenant improvements, including certain discretionary commitments.

(f)
Represents a contractual rent commitment to lease office space. The lease was executed during 2019 but is not expected to commence until the second quarter of 2020; therefore, it is not reflected as an office lease right-of-use asset on our consolidated balance sheet as of March 31, 2020.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at March 31, 2020, which consisted primarily of the euro. At March 31, 2020, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

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

We also modify the NAREIT computation of FFO to adjust GAAP net income for certain non-cash charges, such as amortization of real estate-related intangibles, deferred income tax benefits and expenses, straight-line rent and related reserves, other non-cash rent adjustments, allowance for credit losses, stock-based compensation, non-cash environmental accretion expense, and amortization of deferred financing costs. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. Additionally, we exclude non-core income and expenses, such as gains or losses from extinguishment of debt and merger and acquisition expenses. We also exclude realized and unrealized gains/losses on foreign currency exchange transactions (other than those realized on the settlement of foreign currency derivatives), which are not considered fundamental attributes of our business plan and do not affect our overall long-term operating performance. We refer to our modified definition of FFO as AFFO. We exclude these items from GAAP net income to arrive at AFFO as they are not the primary drivers in our decision-making process and excluding these items provides investors a view of our portfolio performance over time and makes it more comparable to other REITs that are currently not engaged in acquisitions, mergers, and restructuring, which are not part of our normal business operations. AFFO also reflects adjustments for unconsolidated partnerships and jointly owned investments. We use AFFO as one measure of our operating performance when we formulate corporate goals, evaluate the effectiveness of our strategies, and determine executive compensation.

W. P. Carey 3/31/2020 10-Q – 60

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

W. P. Carey 3/31/2020 10-Q – 61

Consolidated FFO and AFFO were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income attributable to W. P. Carey	$66,090	$68,494
Adjustments:
Depreciation and amortization of real property	114,913	111,103
Impairment charges	19,420	—
Gain on sale of real estate, net	(11,751)	(933)
Proportionate share of adjustments to equity in net income of partially owned entities (a) (b)	50,477	4,424
Proportionate share of adjustments for noncontrolling interests (c)	578	(30)
Total adjustments	173,637	114,564
FFO (as defined by NAREIT) attributable to W. P. Carey	239,727	183,058
Adjustments:
Tax benefit — deferred and other (d) (e) (f)	(47,923)	(4,928)
Above- and below-market rent intangible lease amortization, net	11,780	15,927
Other (gains) and losses (g)	9,815	1,371
Straight-line and other rent adjustments (h)	(7,092)	(6,258)
Amortization of deferred financing costs	3,089	2,724
Stock-based compensation	2,661	4,165
Other amortization and non-cash items	408	4,126
Merger and other expenses	187	146
Proportionate share of adjustments to equity in net income of partially owned entities (a) (i)	3,895	1,461
Proportionate share of adjustments for noncontrolling interests (c)	(7)	(25)
Total adjustments	(23,187)	18,709
AFFO attributable to W. P. Carey (j)	$216,540	$201,767

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey	$239,727	$183,058
AFFO attributable to W. P. Carey	$216,540	$201,767

W. P. Carey 3/31/2020 10-Q – 62

FFO and AFFO from Real Estate were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income from Real Estate attributable to W. P. Carey	$100,914	$53,408
Adjustments:
Depreciation and amortization of real property	114,913	111,103
Impairment charges	19,420	—
Gain on sale of real estate, net	(11,751)	(933)
Proportionate share of adjustments to equity in net income of partially owned entities (a)	3,365	4,424
Proportionate share of adjustments for noncontrolling interests (c)	578	(30)
Total adjustments	126,525	114,564
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	227,439	167,972
Adjustments:
Tax (benefit) expense — deferred and other (d)	(37,956)	490
Above- and below-market rent intangible lease amortization, net	11,780	15,927
Other (gains) and losses (g)	10,973	1,395
Straight-line and other rent adjustments (h)	(7,092)	(6,258)
Amortization of deferred financing costs	3,089	2,724
Stock-based compensation	1,970	2,800
Other amortization and non-cash items	209	3,036
Merger and other expenses	(132)	146
Proportionate share of adjustments to equity in net income of partially owned entities (a)	(274)	115
Proportionate share of adjustments for noncontrolling interests (c)	(7)	(25)
Total adjustments	(17,440)	20,350
AFFO attributable to W. P. Carey — Real Estate (j)	$209,999	$188,322

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	$227,439	$167,972
AFFO attributable to W. P. Carey — Real Estate	$209,999	$188,322

W. P. Carey 3/31/2020 10-Q – 63

FFO and AFFO from Investment Management were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net (loss) income from Investment Management attributable to W. P. Carey	$(34,824)	$15,086
Adjustments:
Proportionate share of adjustments to equity in net income of partially owned entities (a) (b)	47,112	—
Total adjustments	47,112	—
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	12,288	15,086
Adjustments:
Tax benefit — deferred and other (e) (f)	(9,967)	(5,418)
Other (gains) and losses (g)	(1,158)	(24)
Stock-based compensation	691	1,365
Merger and other expenses	319	—
Other amortization and non-cash items	199	1,090
Proportionate share of adjustments to equity in net income of partially owned entities (a) (i)	4,169	1,346
Total adjustments	(5,747)	(1,641)
AFFO attributable to W. P. Carey — Investment Management	$6,541	$13,445

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	$12,288	$15,086
AFFO attributable to W. P. Carey — Investment Management	$6,541	$13,445
__________

(a)
Equity income, including amounts that are not typically recognized for FFO and AFFO, is recognized within Equity in earnings of equity method investments in the Managed Programs and real estate on the consolidated statements of income. This represents adjustments to equity income to reflect FFO and AFFO on a pro rata basis.

(b)	Amount for the three months ended March 31, 2020 includes non-cash other-than-temporary impairment charges totaling $47.1 million recognized on our equity investments in CWI 1 and CWI 2 (Note 8).

(c)	Adjustments disclosed elsewhere in this reconciliation are on a consolidated basis. This adjustment reflects our FFO or AFFO on a pro rata basis.

(d)
Amount for the three months ended March 31, 2020 includes a non-cash deferred tax benefit of $37.2 million as a result of the release of a deferred tax liability relating to our investment in shares of a cold storage operator, which converted to a REIT during the current year period and is therefore no longer subject to federal income taxes (Note 13).

(e)
Amount for the three months ended March 31, 2020 includes a one-time tax benefit of $7.2 million as a result of carrying back certain net operating losses in accordance with the CARES Act, which was enacted on March 27, 2020 (Note 13)

(f)
Amount for the three months ended March 31, 2019 includes a current tax benefit, which is excluded from AFFO as it was incurred as a result of our merger with Corporate Property Associates 17 – Global Incorporated, a former affiliate, on October 31, 2018.

(g)
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

(h)	Amount for the three months ended March 31, 2020 includes straight-line rent write-offs totaling $3.1 million, based on a collectibility analysis.

(i)	For the first quarter of 2020, this adjustment includes dividends received from CWI 1 and CWI 2 in place of our pro rata share of net income from our ownership of shares of CWI 1 and CWI 2.

(j)	Substantially all contractual base rent recognized within AFFO during the three months ended March 31, 2020 has been collected as of the date of this Report.

W. P. Carey 3/31/2020 10-Q – 64

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

The impact of the COVID-19 pandemic both in the Unites States and globally continues to cause uncertainty and volatility in financial markets, including interest rates and foreign currency exchange rates. The outbreak is expected to have a continued adverse impact on market conditions for the foreseeable future and to trigger a period of global economic slowdown with no known duration. At March 31, 2020, our net-lease portfolio (which excludes operating properties) had the following concentrations for property types with heightened risk as a result of the COVID-19 pandemic, based on the percentage of our ABR as of that date:

•	17.4% related to retail facilities (primarily from do-it-yourself, grocery, convenience, and wholesale stores);

•	1.8% related to hotel (net lease) properties;

•	1.2% related to fitness facilities; and

•	0.7% related to theaters.

There may be an impact across all industries and geographic regions in which our tenants operate as a result of COVID-19. Given the significant uncertainty around the duration and severity of COVID-19, we are unable to predict the impact it will have on our tenants’ continued ability to pay rent.

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

W. P. Carey 3/31/2020 10-Q – 65

At March 31, 2020, a significant portion (approximately 92.9%) of our long-term debt either bore interest at fixed rates or was swapped or capped to a fixed rate. Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at March 31, 2020 (in thousands):

	2020 (Remainder)	2021	2022	2023	2024	Thereafter	Total	Fair value
Fixed-rate debt (a) (b)	$139,371	$213,009	$406,567	$785,528	$1,135,032	$2,906,299	$5,585,806	$5,426,615
Variable-rate debt (a)	$3,123	$29,801	$53,466	$96,681	$34,654	$366,604	$584,329	$578,007
__________

(a)	Amounts are based on the exchange rate at March 31, 2020, as applicable.

(b)	Amounts after 2022 are primarily comprised of principal payments for our Senior Unsecured Notes (Note 10).

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to interest rate caps, is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at March 31, 2020 would increase or decrease by $3.6 million for our U.S. dollar-denominated debt, by $2.0 million for our euro-denominated debt, by $2.0 million for our British pound sterling-denominated debt, and by $0.2 million for our Japanese yen-denominated debt, for each respective 1% change in annual interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Canada, and Japan, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, the Danish krone, the Canadian dollar, and the Japanese yen, which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also completed five offerings of euro-denominated senior notes, and have borrowed under our Senior Unsecured Credit Facility in foreign currencies, including the euro, British pound sterling, and Japanese yen (Note 10). Volatile market conditions arising from the spread of COVID-19 may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

We enter into foreign currency forward contracts and collars to hedge certain of our foreign currency cash flow exposures. See Note 9 for additional information on our foreign currency forward contracts and collars.

Scheduled future lease payments, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of March 31, 2020 are as follows (in thousands):

Lease Revenues (a)	2020 (Remainder)	2021	2022	2023	2024	Thereafter	Total
Euro (b)	$227,147	$296,909	$294,892	$293,659	$274,030	$1,884,166	$3,270,803
British pound sterling (c)	34,832	46,305	46,657	47,060	47,443	314,995	537,292
Japanese yen (d)	2,116	2,809	677	—	—	—	5,602
Other foreign currencies (e)	18,187	24,525	24,507	24,906	25,179	271,571	388,875
	$282,282	$370,548	$366,733	$365,625	$346,652	$2,470,732	$4,202,572

W. P. Carey 3/31/2020 10-Q – 66

Scheduled debt service payments (principal and interest) for our Senior Unsecured Notes, Senior Unsecured Credit Facility, and non-recourse mortgage notes payable for our consolidated foreign operations as of March 31, 2020 are as follows (in thousands):

Debt Service (a) (f)	2020 (Remainder)	2021	2022	2023	2024	Thereafter	Total
Euro (b)	$111,348	$72,316	$73,336	$736,823	$604,349	$1,885,443	$3,483,615
British pound sterling (c)	2,971	19,659	3,526	3,526	3,533	194,156	227,371
Japanese yen (d)	144	189	189	189	189	22,234	23,134
	$114,463	$92,164	$77,051	$740,538	$608,071	$2,101,833	$3,734,120

__________

(a)	Amounts are based on the applicable exchange rates at March 31, 2020. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at March 31, 2020 of $2.1 million, excluding the impact of our derivative instruments. Debt service amounts included the equivalent of $2.7 billion of euro-denominated senior notes maturing from 2023 through 2028, and the equivalent of $43.3 million borrowed in euro under our Unsecured Revolving Credit Facility and $105.7 million borrowed in euro under our Delayed Draw Term Loan, both of which are scheduled to mature on February 20, 2025 (Note 10).

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at March 31, 2020 of $3.1 million, excluding the impact of our derivative instruments. Debt service amounts included the equivalent of $185.4 million borrowed in British pound sterling under our Term Loan, which is scheduled to mature on February 20, 2025 (Note 10).

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at March 31, 2020 of $0.2 million. Debt service amounts included the equivalent of $22.2 million borrowed in Japanese yen under our Unsecured Revolving Credit Facility, which is scheduled to mature on February 20, 2025 (Note 10).

(e)	Other foreign currencies for future lease payments consist of the Danish krone, the Norwegian krone, the Canadian dollar, and the Swedish krona.

(f)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at March 31, 2020.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is well-diversified, it does contain concentrations in certain areas. There have been no material changes in our concentration of credit risk from what was disclosed in the 2019 Annual Report.

W. P. Carey 3/31/2020 10-Q – 67

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2020 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

W. P. Carey 3/31/2020 10-Q – 68

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

We are including the following additional risk factor, which should be read in conjunction with our description of risk factors provided in Part I, Item 1A. Risk Factors in our 2019 Annual Report.

We face risks related to the recent spread of the novel coronavirus (“COVID-19”), which could have a material adverse impact on our business, financial condition, liquidity, results of operations, and prospects.

We face risks related to the global spread of COVID-19, which has been declared to be a pandemic by the World Health Organization. Risks related to COVID-19 have begun (and may continue) to adversely affect global, national, and local economies and the global financial markets, including the global debt and equity capital markets, which have begun (and are likely to continue) to experience significant volatility, leading to an economic downturn and record unemployment levels that could adversely affect our and has adversely affected our tenants’ respective businesses, financial condition, liquidity, results of operations, and prospects. We can give no assurance that we will be able to maintain dividend levels.

We are closely monitoring the impact of COVID-19 on all aspects of our business, including how it will impact our tenants and properties. We continue to actively engage in discussions with our tenants regarding the impact of COVID-19 on their business operations, liquidity, ability to pay rent and other payments due to us and other parties, and their financial position. Given the significant uncertainty around the duration and severity of the impact of COVID-19, we are unable to predict the impact it will have on our tenants’ continued ability to pay rent. Therefore, information provided regarding historical rent collections should not serve as an indication of expected future rent collections.

It is likely that the COVID-19 pandemic will continue to cause severe economic, market, and other disruptions worldwide. We cannot assure you that conditions in the bank lending, capital, and other financial markets will not continue to deteriorate as a result of the pandemic, or that our access to capital and other sources of funding and ability to meet our financial covenants will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals, or refinancings. In addition, the deterioration of global economic conditions as a result of the pandemic is likely to negatively impact our tenants.

The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak and actions taken to contain COVID-19 or treat its impact, among others. The potential impact of COVID-19 on our tenants and properties could have a material adverse effect on our business, financial condition (including our ability to maintain dividends), liquidity, results of operations, and prospects.

W. P. Carey 3/31/2020 10-Q – 69

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

W. P. Carey 3/31/2020 10-Q – 70

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.
Date:	May 1, 2020
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	May 1, 2020
		By:	/s/ Arjun Mahalingam
Arjun Mahalingam
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 3/31/2020 10-Q – 71

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