Form 10-Q
period 2020-06-30
W. P. Carey Inc.
filed 2020-07-31
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 173,907,867 shares of common stock, $0.001 par value, outstanding at July 24, 2020.

W. P. Carey 6/30/2020 10-Q – 1

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: our corporate strategy and estimated or future economic performance and results, including our expectations surrounding the impact of the novel coronavirus (“COVID-19”) pandemic on our business, tenants, and prospects; underlying assumptions about our portfolio, including tenant rent collections and bankruptcies, as well as the estimated fair values of our investments and properties; our future capital expenditure and leverage levels, debt service obligations, and plans to fund our liquidity needs; prospective statements regarding our access to the capital markets, including our credit ratings, our “at-the-market” program (“ATM Program”), and settlement of our forward equity offering; the outlook for the investment programs that we manage, including possible liquidity events for those programs; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust (“REIT”); and the impact of recently issued accounting pronouncements and regulatory activity.

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

W. P. Carey 6/30/2020 10-Q – 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
Assets
Investments in real estate:
Land, buildings and improvements	$10,287,575	$9,856,191
Net investments in direct financing leases	752,630	896,549
In-place lease intangible assets and other	2,197,714	2,186,851
Above-market rent intangible assets	896,051	909,139
Investments in real estate	14,133,970	13,848,730
Accumulated depreciation and amortization	(2,257,551)	(2,035,995)
Assets held for sale, net	—	104,010
Net investments in real estate	11,876,419	11,916,745
Equity investments in the Managed Programs and real estate	284,643	324,004
Cash and cash equivalents	137,157	196,028
Due from affiliates	11,074	57,816
Other assets, net	747,878	631,637
Goodwill	898,842	934,688
Total assets (a)	$13,956,013	$14,060,918
Liabilities and Equity
Debt:
Senior unsecured notes, net	$4,384,879	$4,390,189
Unsecured term loans, net	290,827	—
Unsecured revolving credit facility	22,366	201,267
Non-recourse mortgages, net	1,424,195	1,462,487
Debt, net	6,122,267	6,053,943
Accounts payable, accrued expenses and other liabilities	515,811	487,405
Below-market rent and other intangible liabilities, net	197,223	210,742
Deferred income taxes	134,519	179,309
Dividends payable	183,738	181,346
Total liabilities (a)	7,153,558	7,112,745
Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 173,890,427 and 172,278,242 shares, respectively, issued and outstanding	174	172
Additional paid-in capital	8,815,108	8,717,535
Distributions in excess of accumulated earnings	(1,765,892)	(1,557,374)
Deferred compensation obligation	42,014	37,263
Accumulated other comprehensive loss	(290,613)	(255,667)
Total stockholders’ equity	6,800,791	6,941,929
Noncontrolling interests	1,664	6,244
Total equity	6,802,455	6,948,173
Total liabilities and equity	$13,956,013	$14,060,918
__________

(a)	See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2020 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Real Estate:
Lease revenues	$280,303	$269,802	$562,413	$532,741
Lease termination income and other	1,917	6,304	8,426	9,574
Operating property revenues	1,427	15,436	7,394	31,432
	283,647	291,542	578,233	573,747
Investment Management:
Asset management revenue	4,472	9,790	14,361	19,522
Reimbursable costs from affiliates	2,411	3,821	6,441	7,689
Structuring and other advisory revenue	—	58	494	2,576
	6,883	13,669	21,296	29,787
	290,530	305,211	599,529	603,534
Operating Expenses
Depreciation and amortization	107,477	113,632	223,671	226,011
General and administrative	17,472	19,729	38,217	41,014
Reimbursable tenant costs	13,796	13,917	26,971	27,088
Property expenses, excluding reimbursable tenant costs	11,651	9,915	21,726	19,827
Stock-based compensation expense	2,918	4,936	5,579	9,101
Reimbursable costs from affiliates	2,411	3,821	6,441	7,689
Operating property expenses	1,388	10,874	6,611	21,468
Merger and other expenses	1,074	696	1,261	842
Subadvisor fees	192	1,650	1,469	3,852
Impairment charges	—	—	19,420	—
	158,379	179,170	351,366	356,892
Other Income and Expenses
Interest expense	(52,182)	(59,719)	(104,722)	(121,032)
Equity in earnings (losses) of equity method investments in the Managed Programs and real estate	33,983	3,951	(11,807)	9,442
Other gains and (losses)	8,847	(671)	4,424	284
(Loss) gain on sale of real estate, net	—	(362)	11,751	571
	(9,352)	(56,801)	(100,354)	(110,735)
Income before income taxes	122,799	69,240	147,809	135,907
(Provision for) benefit from income taxes	(7,595)	(3,119)	34,097	(990)
Net Income	115,204	66,121	181,906	134,917
Net income attributable to noncontrolling interests	(9,904)	(83)	(10,516)	(385)
Net Income Attributable to W. P. Carey	$105,300	$66,038	$171,390	$134,532

Basic Earnings Per Share	$0.61	$0.39	$0.99	$0.79
Diluted Earnings Per Share	$0.61	$0.38	$0.99	$0.79
Weighted-Average Shares Outstanding
Basic	173,401,749	171,304,112	173,325,493	169,280,360
Diluted	173,472,755	171,490,625	173,514,894	169,520,508

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2020 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Income	$115,204	$66,121	$181,906	$134,917
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	13,847	(4,187)	(38,353)	(4,360)
Unrealized (loss) gain on derivative instruments	(9,442)	(3,406)	3,407	(1,457)
Unrealized loss on investments	—	(541)	—	(4)
	4,405	(8,134)	(34,946)	(5,821)
Comprehensive Income	119,609	57,987	146,960	129,096

Amounts Attributable to Noncontrolling Interests
Net income	(9,904)	(83)	(10,516)	(385)
Comprehensive income attributable to noncontrolling interests	(9,904)	(83)	(10,516)	(385)
Comprehensive Income Attributable to W. P. Carey	$109,705	$57,904	$136,444	$128,711

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2020 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at April 1, 2020	172,402,516	$172	$8,712,244	$(1,688,744)	$42,291	$(295,018)	$6,770,945	$2,131	$6,773,076
Shares issued under forward sale agreements, net	1,463,500	2	99,630				99,632		99,632
Shares issued upon delivery of vested restricted share awards	18,939	—	(260)				(260)		(260)
Shares issued upon purchases under employee share purchase plan	5,472	—	299				299		299
Amortization of stock-based compensation expense			2,918				2,918		2,918
Delivery of deferred vested shares, net			277		(277)		—		—
Distributions to noncontrolling interests							—	(506)	(506)
Dividends declared ($1.042 per share)				(182,448)			(182,448)		(182,448)
Redemption of noncontrolling interest (Note 3)							—	(9,865)	(9,865)
Net income				105,300			105,300	9,904	115,204
Other comprehensive income:
Foreign currency translation adjustments						13,847	13,847		13,847
Unrealized loss on derivative instruments						(9,442)	(9,442)		(9,442)
Balance at June 30, 2020	173,890,427	$174	$8,815,108	$(1,765,892)	$42,014	$(290,613)	$6,800,791	$1,664	$6,802,455

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at April 1, 2019	169,636,526	$170	$8,483,301	$(1,256,754)	$37,263	$(252,683)	$7,011,297	$6,432	$7,017,729
Shares issued under ATM Program, net	1,116,217	1	88,072				88,073		88,073
Shares issued upon delivery of vested restricted share awards	2,247	—	(177)				(177)		(177)
Shares issued upon purchases under employee share purchase plan	1,517	—	113				113		113
Amortization of stock-based compensation expense			4,936				4,936		4,936
Distributions to noncontrolling interests							—	(126)	(126)
Dividends declared ($1.034 per share)				(177,741)			(177,741)		(177,741)
Net income				66,038			66,038	83	66,121
Other comprehensive loss:
Foreign currency translation adjustments						(4,187)	(4,187)		(4,187)
Unrealized loss on derivative instruments						(3,406)	(3,406)		(3,406)
Unrealized loss on investments						(541)	(541)		(541)
Balance at June 30, 2019	170,756,507	$171	$8,576,245	$(1,368,457)	$37,263	$(260,817)	$6,984,405	$6,389	$6,990,794

(Continued)

W. P. Carey 6/30/2020 10-Q – 6

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2020	172,278,242	$172	$8,717,535	$(1,557,374)	$37,263	$(255,667)	$6,941,929	$6,244	$6,948,173
Cumulative-effect adjustment for the adoption of ASU 2016-13, Financial Instruments — Credit Losses (Note 2)				(14,812)			(14,812)		(14,812)
Shares issued under forward sale agreements, net	1,463,500	2	99,630				99,632		99,632
Shares issued upon delivery of vested restricted share awards	143,213	—	(5,272)				(5,272)		(5,272)
Shares issued upon purchases under employee share purchase plan	5,472	—	299				299		299
Amortization of stock-based compensation expense			5,579				5,579		5,579
Deferral of vested shares, net			(3,854)		3,854		—		—
Distributions to noncontrolling interests							—	(5,231)	(5,231)
Dividends declared ($2.082 per share)			1,191	(365,096)	897		(363,008)		(363,008)
Redemption of noncontrolling interest (Note 3)							—	(9,865)	(9,865)
Net income				171,390			171,390	10,516	181,906
Other comprehensive loss:
Foreign currency translation adjustments						(38,353)	(38,353)		(38,353)
Unrealized gain on derivative instruments						3,407	3,407		3,407
Balance at June 30, 2020	173,890,427	$174	$8,815,108	$(1,765,892)	$42,014	$(290,613)	$6,800,791	$1,664	$6,802,455

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2019	165,279,642	$165	$8,187,335	$(1,143,992)	$35,766	$(254,996)	$6,824,278	$5,777	$6,830,055
Shares issued under ATM Program, net	5,169,840	5	391,899				391,904		391,904
Shares issued upon delivery of vested restricted share awards	305,508	1	(15,743)				(15,742)		(15,742)
Shares issued upon purchases under employee share purchase plan	1,517	—	113				113		113
Deferral of vested shares, net			(1,445)		1,445		—		—
Amortization of stock-based compensation expense			9,101				9,101		9,101
Contributions from noncontrolling interests							—	849	849
Distributions to noncontrolling interests							—	(622)	(622)
Dividends declared ($2.066 per share)			4,985	(358,997)	52		(353,960)		(353,960)
Net income				134,532			134,532	385	134,917
Other comprehensive loss:
Foreign currency translation adjustments						(4,360)	(4,360)		(4,360)
Unrealized loss on derivative instruments						(1,457)	(1,457)		(1,457)
Unrealized loss on investments						(4)	(4)		(4)
Balance at June 30, 2019	170,756,507	$171	$8,576,245	$(1,368,457)	$37,263	$(260,817)	$6,984,405	$6,389	$6,990,794

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2020 10-Q – 7

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows — Operating Activities
Net income	$181,906	$134,917
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	230,234	232,100
Deferred income tax benefit	(44,529)	(2,124)
Amortization of rent-related intangibles and deferred rental revenue	26,820	32,375
Straight-line rent adjustments	(24,826)	(24,294)
Impairment charges	19,420	—
Equity in losses (earnings) of equity method investments in the Managed Programs and real estate	11,807	(9,442)
Gain on sale of real estate, net	(11,751)	(571)
Asset management revenue received in shares of Managed REITs	(10,607)	(15,357)
Realized and unrealized losses on foreign currency transactions, derivatives, and other	8,221	15,972
Stock-based compensation expense	5,579	9,101
Distributions of earnings from equity method investments	3,121	12,889
Allowance for credit losses	1,906	—
Changes in assets and liabilities:
Net changes in other operating assets and liabilities	(59,120)	(60,177)
Deferred structuring revenue received	1,958	3,344
Increase in deferred structuring revenue receivable	(88)	(573)
Net Cash Provided by Operating Activities	340,051	328,160
Cash Flows — Investing Activities
Purchases of real estate	(265,829)	(289,766)
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(117,420)	(76,891)
Proceeds from sales of real estate	105,115	12,589
Proceeds from repayment of short-term loans to affiliates	51,702	—
Proceeds from repayment of loans receivable	11,000	9,574
Return of capital from equity method investments	10,463	27,186
Other investing activities, net	8,626	23,143
Funding of short-term loans to affiliates	(5,433)	(10,596)
Capital contributions to equity method investments	(595)	(2,594)
Net Cash Used in Investing Activities	(202,371)	(307,355)
Cash Flows — Financing Activities
Repayments of Unsecured Revolving Credit Facility	(692,477)	(507,448)
Proceeds from Unsecured Revolving Credit Facility	519,849	526,821
Dividends paid	(360,616)	(347,449)
Proceeds from Unsecured Term Loans	298,974	—
Proceeds from shares issued under forward sale agreements, net of selling costs	99,887	—
Scheduled payments of mortgage principal	(36,598)	(57,358)
Payment of financing costs	(9,993)	(2,258)
Other financing activities, net	7,921	1,393
Payments for withholding taxes upon delivery of equity-based awards	(5,272)	(15,743)
Distributions paid to noncontrolling interests	(5,231)	(622)
Prepayments of mortgage principal	—	(493,317)
Proceeds from shares issued under ATM Program, net of selling costs	—	392,134
Proceeds from issuance of Senior Unsecured Notes	—	321,347
Contributions from noncontrolling interests	—	849
Net Cash Used in Financing Activities	(183,556)	(181,651)
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,650)	(1,606)
Net decrease in cash and cash equivalents and restricted cash	(47,526)	(162,452)
Cash and cash equivalents and restricted cash, beginning of period	251,518	424,063
Cash and cash equivalents and restricted cash, end of period	$203,992	$261,611

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2020 10-Q – 8

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

We elected to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code effective as of February 15, 2012. As a REIT, we are not subject to federal income taxes on income and gains that we distribute to our stockholders as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We also own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. Through our taxable REIT subsidiaries (“TRSs”), we also earn revenue as the advisor to certain non-traded investment programs. We hold all of our real estate assets attributable to our Real Estate segment under the REIT structure, while the activities conducted by our Investment Management segment subsidiaries have been organized under TRSs.

On April 13, 2020, two of the non-traded REITs that we advised, Carey Watermark Investors Incorporated (“CWI 1”) and Carey Watermark Investors 2 Incorporated (“CWI 2”) (together, the “CWI REITs”), merged in an all-stock transaction, with CWI 2 as the surviving entity (the “CWI 1 and CWI 2 Merger”). Following the close of the CWI 1 and CWI 2 Merger, our advisory agreements with CWI 1 and CWI 2 were terminated, CWI 2 was renamed Watermark Lodging Trust, Inc. (“WLT”), and we began to provide certain services to WLT pursuant to a transition services agreement. As a result, at June 30, 2020, we were the advisor to the following entities (Note 3):

•
Corporate Property Associates 18 – Global Incorporated (“CPA:18 – Global”), a publicly owned, non-traded REIT that primarily invests in commercial real estate properties; we refer to CPA:18 – Global together with the CWI REITs as the “Managed REITs” (as used throughout this Report, the term “Managed REITs” does not include CWI 1 and CWI 2 after April 13, 2020); and

•
Carey European Student Housing Fund I, L.P. (“CESH”), a limited partnership formed for the purpose of developing, owning, and operating student housing properties and similar investments in Europe; we refer to the Managed REITs and CESH collectively as the “Managed Programs.”

We no longer raise capital for new or existing funds, but currently expect to continue managing CPA:18 – Global and CESH through the end of their respective life cycles (Note 3).

Reportable Segments

Real Estate — Lease revenues from our real estate investments generate the vast majority of our earnings. We invest primarily in commercial properties located in the United States and Northern and Western Europe, which are leased to companies on a triple-net lease basis. At June 30, 2020, our owned portfolio was comprised of our full or partial ownership interests in 1,216 properties, totaling approximately 142 million square feet, substantially all of which were net leased to 352 tenants, with a weighted-average lease term of 10.7 years and an occupancy rate of 98.9%. In addition, at June 30, 2020, our portfolio was comprised of full or partial ownership interests in 20 operating properties, including 19 self-storage properties and one hotel, totaling approximately 1.4 million square feet.

Investment Management — Through our TRSs, we manage portfolios of real estate investments for the Managed Programs, for which we earn asset management revenue. We may earn incentive revenue and receive other compensation through our advisory agreements with certain of the Managed Programs, including in connection with providing liquidity events for CPA:18 – Global’s stockholders. In addition, we include equity income generated through our (i) ownership of shares and limited partnership units of the Managed Programs (Note 7) and (ii) special general partner interest in the operating partnership of CPA:18 – Global, through which we participate in its cash flows (Note 3), in our Investment Management segment.

W. P. Carey 6/30/2020 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2020, the Managed Programs owned all or a portion of 50 net-leased properties (including certain properties in which we also have an ownership interest), totaling approximately 10.0 million square feet, substantially all of which were leased to 65 tenants, with an occupancy rate of approximately 99.3%. The Managed Programs also had interests in 71 operating properties (totaling approximately 5.7 million square feet in the aggregate) and 16 active build-to-suit projects at the same date.

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

During the six months ended June 30, 2020, we had a net decrease of four entities considered to be consolidated VIEs, primarily related to disposition activity and certain lease amendments, partially offset by acquisition activity.

At June 30, 2020 and December 31, 2019, we considered 14 and 18 entities to be VIEs, respectively, of which we consolidated seven and 11, respectively, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in our consolidated balance sheets (in thousands):

	June 30, 2020	December 31, 2019
Land, buildings and improvements	$477,000	$493,714
Net investments in direct financing leases	15,421	15,584
In-place lease intangible assets and other	52,510	56,915
Above-market rent intangible assets	33,370	34,576
Accumulated depreciation and amortization	(131,612)	(151,017)
Assets held for sale, net	—	104,010
Total assets	459,641	596,168

Non-recourse mortgages, net	$6,122	$32,622
Total liabilities	52,522	98,671

W. P. Carey 6/30/2020 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

At both June 30, 2020 and December 31, 2019, our seven unconsolidated VIEs included our interests in five unconsolidated real estate investments, which we account for under the equity method of accounting, and two unconsolidated entities, which we accounted for at fair value. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities. As of June 30, 2020, and December 31, 2019, the net carrying amount of our investments in these entities was $291.8 million and $298.3 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

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

The extent to which the COVID-19 pandemic impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. For the three and six months ended June 30, 2020, approximately $7.8 million and $8.2 million, respectively, of rent was not collected as a result of COVID-19, which reduced lease revenues in our consolidated statements of income for those periods.

Segment Allocation Changes

Beginning with the second quarter of 2020, general and administrative expenses attributed to our Investment Management segment are comprised of the incremental costs of providing services to the Managed Programs, which are fully reimbursed by those funds (resulting in no net expense for us). All other general and administrative expenses are attributed to our Real Estate segment. Previously, general and administrative expenses were allocated based on time incurred by our personnel for the Real Estate and Investment Management segments. In addition, beginning with the second quarter of 2020, stock-based compensation expense and depreciation and amortization expense are fully recognized within our Real Estate segment. In light of the termination of the advisory agreements with CWI 1 and CWI 2 in connection with the WLT management internalization (Note 3), we now view essentially all assets, liabilities, and operational expenses as part of our Real Estate segment, other than incremental activities that are expected to wind down as we manage CPA:18 – Global and CESH through the end of their respective life cycles. These changes within the segments had no impact on our consolidated financial statements.

In addition, our investments in WLT, and income recognized from our investments in WLT, are included within our Real Estate segment, since we are not the advisor to that company. Previously, our investments in CWI 1 and CWI 2, and income recognized from our investments in CWI 1 and CWI 2, were included within our Investment Management segment (Note 3).

Revenue Recognition

There have been no significant changes in our policies for revenue from contracts under Accounting Standards Codification (“ASC”) 606 from what was disclosed in the 2019 Annual Report. ASC 606 does not apply to our lease revenues, which constitute a majority of our revenues, but primarily applies to revenues generated from our hotel operating properties and our Investment Management segment. Revenue from contracts for our Real Estate segment primarily represented operating property revenues of less than $0.1 million and $7.8 million for the three months ended June 30, 2020 and 2019, respectively and $4.7 million and $14.1 million for the six months ended June 30, 2020 and 2019, respectively. Revenue from contracts under ASC 606 from our Investment Management segment is discussed in Note 3.

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

W. P. Carey 6/30/2020 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$137,157	$196,028
Restricted cash (a)	66,835	55,490
Total cash and cash equivalents and restricted cash	$203,992	$251,518

__________

(a)	Restricted cash is included within Other assets, net on our consolidated balance sheets.

Recent Accounting Pronouncements

Pronouncements Adopted as of June 30, 2020

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

Note 3. Agreements and Transactions with Related Parties

CWI 1 and CWI 2 Merger

Background and Closing

On October 22, 2019, CWI 1 and CWI 2 announced that they had entered into a definitive merger agreement under which the two companies intended to merge in an all-stock transaction, with CWI 2 as the surviving entity. The CWI 1 and CWI 2 Merger was approved by the stockholders of CWI 1 and CWI 2 on April 8, 2020 and closed on April 13, 2020. Subsequently, CWI 2 was renamed WLT, as described in Note 1.

W. P. Carey 6/30/2020 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

In connection with the CWI 1 and CWI 2 Merger, we entered into an internalization agreement and a transition services agreement, which were filed by us as exhibits to a Form 8-K filed with the SEC on October 22, 2019. Immediately following the closing of the CWI 1 and CWI 2 Merger, (i) the advisory agreements with each of CWI 1 and CWI 2 and each of their respective operating partnerships terminated, (ii) the subadvisory agreements with the subadvisors for CWI 1 and CWI 2 were terminated, (iii) pursuant to the internalization agreement, two of our representatives were appointed to the board of directors of WLT (however both representatives resigned from the board of directors of WLT on April 29, 2020), and (iv) we provide certain transition services at cost to WLT for, what is currently expected to be, a period of approximately 12 months from closing, pursuant to a transition services agreement.

Consideration Received

In accordance with the merger agreement, at the effective time of the CWI 1 and CWI 2 Merger, each issued and outstanding share of CWI 1’s common stock (or fraction thereof), was converted into the right to receive 0.9106 shares (the “exchange ratio”) of CWI 2 Class A common stock. As a result, we exchanged 6,074,046 shares of CWI 1 common stock for 5,531,025 shares of CWI 2 Class A common stock.

Pursuant to the internalization agreement, the operating partnerships of each of CWI 1 and CWI 2 redeemed the special general partner interests that we previously held, for which we received 1,300,000 shares of CWI 2 preferred stock with a liquidation preference of $50.00 per share and 2,840,549 shares in CWI 2 Class A common stock (which was a non-cash investing activity). In connection with this redemption, we recognized a non-cash net gain on sale of $33.0 million, which was included within Equity in earnings of equity method investments in the Managed Programs and real estate in the consolidated statements of income for both the three and six months ended June 30, 2020. This net gain on sale was recorded based on:

•	a fair value of $46.3 million for the 1,300,000 shares of CWI 2 preferred stock that we received (Note 8);

•	a fair value of $11.6 million for the 2,840,549 shares in CWI 2 common stock that we received (Note 7);

•
a gain recognized on the redemption of the noncontrolling interest in the special general partner interests previously held by the respective subadvisors for CWI 1 and CWI 2 of $9.9 million (which is included within Net income attributable to noncontrolling interests in our consolidated statements of income and Redemption of noncontrolling interest in our consolidated statements of equity);

•
an allocation of $34.3 million of goodwill within our Investment Management segment in accordance with ASC 350, Intangibles—goodwill and other, since the WLT management internalization resulted in a sale of a portion of our Investment Management business (the allocation of goodwill was based on the relative fair value of the portion of the Investment Management business sold) (Note 6); and

•	the carrying value of our previously held equity investments in the operating partnerships of CWI 1 and CWI 2 (Note 7), which totaled $0.5 million on the date of the merger.

We account for our investment in shares of WLT (formerly CWI 2) preferred stock as available-for-sale debt securities, which is included in Other assets, net in the consolidated financial statements, at fair value. We classified this investment as Level 3 because we primarily used a discounted cash flow valuation model that incorporates unobservable inputs to determine its fair value. The fair value of our investment in preferred shares of WLT approximated its carrying value, which was $46.3 million as of June 30, 2020 (Note 8). We will accrue and record dividend income on these preferred shares of 5% per annum, pursuant to the internalization agreement, only recognizing such income when deemed collectible. We did not record dividend income on our investment in preferred shares of WLT during the three and six months ended June 30, 2020.

Prior to the closing of the CWI 1 and CWI 2 Merger, we owned 3,836,669 shares of CWI 2 Class A common stock. Following the closing of the CWI 1 and CWI 2 Merger, execution of the internalization agreement, and CWI 2 being renamed WLT, we own 12,208,243 shares of WLT common stock, which we account for as an equity method investment. We follow the hypothetical liquidation at book value (“HLBV”) model and recognize within equity income our proportionate share of WLT’s earnings based on our ownership of common stock of WLT, after giving effect to preferred dividends owed by WLT. We record our investment in shares of common stock of WLT on a one quarter lag. Our investment in shares of common stock of WLT, which is included in Equity investments in the Managed Programs and real estate in the consolidated financial statements (as an equity method investment in real estate), had a carrying value of $49.2 million as of June 30, 2020 (Note 7).

W. P. Carey 6/30/2020 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Advisory Agreements and Partnership Agreements with the Managed Programs

We currently have advisory agreements with CPA:18 – Global and CESH, pursuant to which we earn fees and are entitled to receive reimbursement for certain fund management expenses. Upon completion of the CWI 1 and CWI 2 Merger on April 13, 2020, as described above, our advisory agreements with CWI 1 and CWI 2 were terminated, and we no longer receive fees, reimbursements, or distributions of Available Cash from CWI 1 and CWI 2. We no longer raise capital for new or existing funds, but we currently expect to continue to manage CPA:18 – Global and CESH and earn various fees (as described below) through the end of their respective life cycles. We have partnership agreements with CPA:18 – Global and CESH, and under the partnership agreement with CPA:18 – Global, we are entitled to receive certain cash distributions from its operating partnership.

The following tables present a summary of revenue earned, reimbursable costs, and distributions of Available Cash received/accrued from the Managed Programs and WLT for the periods indicated, included in the consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Asset management revenue (a)	$4,472	$9,790	$14,361	$19,522
Reimbursable costs from affiliates (a)	2,411	3,821	6,441	7,689
Distributions of Available Cash (b)	2,029	3,765	3,945	9,450
Interest income on deferred acquisition fees and loans to affiliates (c)	83	571	360	1,091
Structuring and other advisory revenue (a)	—	58	494	2,576
	$8,995	$18,005	$25,601	$40,328

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
CPA:18 – Global	$5,550	$5,862	$11,462	$13,819
CWI 1	623	6,140	5,662	13,641
CWI 2	468	4,904	4,668	10,650
CESH	1,225	1,099	2,680	2,218
WLT (reimbursed transition services)	1,129	—	1,129	—
	$8,995	$18,005	$25,601	$40,328
__________

(a)	Amounts represent revenues from contracts under ASC 606.

(b)	Included within Equity in earnings of equity method investments in the Managed Programs and real estate in the consolidated statements of income.

(c)	Included within Other gains and (losses) in the consolidated statements of income.

The following table presents a summary of amounts included in Due from affiliates in the consolidated financial statements (in thousands):

	June 30, 2020	December 31, 2019
Reimbursable costs	4,824	3,129
Deferred acquisition fees receivable, including accrued interest	2,580	4,450
Accounts receivable	2,461	1,118
Asset management fees receivable	973	1,267
Current acquisition fees receivable	236	131
Short-term loans to affiliates, including accrued interest	—	47,721
	$11,074	$57,816

W. P. Carey 6/30/2020 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Asset Management Revenue

Under the advisory agreements with the Managed Programs, we earn asset management revenue for managing their investment portfolios. The following table presents a summary of our asset management fee arrangements with the remaining Managed Programs:

Managed Program	Rate	Payable	Description
CPA:18 – Global	0.5% – 1.5%
In shares of its Class A common stock and/or cash, at the option of CPA:18 – Global; payable 50% in cash and 50% in shares of its Class A common stock for 2019 through March 31, 2020; payable in shares of its Class A common stock effective as of April 1, 2020
			Rate depends on the type of investment and is based on the average market or average equity value, as applicable
CESH	1.0%	In cash	Based on gross assets at fair value

For CWI 1 and CWI 2 (prior to the closing of the CWI 1 and CWI 2 Merger on April 13, 2020), we earned asset management fees of 0.5% and 0.55%, respectively, of the average market values of their respective investment portfolios, paid in shares of their common stock and Class A common stock, respectively. We were required to pay 20% and 25% of such fees to the subadvisors of CWI 1 and CWI 2, respectively.

Structuring and Other Advisory Revenue

Under the terms of the advisory agreements with the Managed Programs, we earn revenue for structuring and negotiating investments. For CPA:18 – Global and CESH, we may earn fees of 4.5% and 2.0%, respectively, of the total aggregate cost of the investments or commitments made. For CWI 1 and CWI 2 (prior to the closing of the CWI 1 and CWI 2 Merger on April 13, 2020), we were entitled to fees for structuring investments and loan refinancings. We were required to pay 20% and 25% of such fees to the subadvisors of CWI 1 and CWI 2, respectively.

Reimbursable Costs from Affiliates

The Managed Programs reimburse us in cash for certain personnel and overhead costs that we incur on their behalf. For CPA:18 – Global, such costs, excluding those related to our legal transactions group, our senior management, and our investments team, are charged to CPA:18 – Global based on the average of the trailing 12-month aggregate reported revenues of the Managed Programs and us, and personnel costs are capped at 1.0% of CPA:18 – Global’s pro rata lease revenues for both 2020 and 2019; for the legal transactions group, costs are charged according to a fee schedule. For the CWI REITs, the reimbursements were based on actual expenses incurred, excluding those related to our senior management, and allocated between the CWI REITs based on the percentage of their total pro rata hotel revenues for the most recently completed quarter. Reimbursements from the CWI REITs ceased following the closing of the CWI 1 and CWI 2 Merger on April 13, 2020; after that date, we began recording reimbursements from WLT pursuant to a transition services agreement (described above) based on actual expenses incurred. For CESH, reimbursements are based on actual expenses incurred.

Distributions of Available Cash

We are entitled to receive distributions of up to 10% of the Available Cash (as defined in CPA:18 – Global’s partnership agreement) from the operating partnership of CPA:18 – Global, payable quarterly in arrears. After completion of the CWI 1 and CWI 2 Merger on April 13, 2020 (Note 3), we no longer receive distributions of Available Cash from CWI 1 and CWI 2. Prior to the closing of the CWI 1 and CWI 2 Merger, we were required to pay 20% and 25% of such distributions to the subadvisors of CWI 1 and CWI 2, respectively.

W. P. Carey 6/30/2020 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

Back-End Fees and Interests in the Managed Programs

Under our advisory agreements with certain of the Managed Programs, we may also receive compensation in connection with providing liquidity events for their stockholders. For CPA:18 – Global, the timing and form of such a liquidity event is at the discretion of its board of directors. Therefore, there can be no assurance as to whether or when any of these back-end fees or interests will be realized. Such back-end fees or interests include or may include disposition fees, interests in disposition proceeds, and distributions related to ownership of shares or limited partnership units in the Managed Programs. Back-end fees and interests related to the CWI 1 and CWI 2 Merger are described above.

Other Transactions with Affiliates

Loans to Affiliates

From time to time, our board of directors (“the Board”) has approved the making of secured and unsecured loans or lines of credit from us to certain of the Managed Programs, at our sole discretion, generally for the purpose of facilitating acquisitions or for working capital purposes.

The principal outstanding balance on our loans to CESH was $46.3 million as of December 31, 2019, excluding accrued interest of $1.5 million. CESH repaid the principal outstanding balance in full during the six months ended June 30, 2020. The maximum loan amount authorized to CESH at June 30, 2020 was $65.0 million. In addition, the loan agreements with CWI 1 and CWI 2 were terminated upon completion of the CWI 1 and CWI 2 Merger on April 13, 2020. In July 2020, we provided CPA:18 – Global with a short-term unsecured revolving line of credit (with a maximum authorized loan amount of $25.0 million), which had not been drawn upon as of the date of this Report.

Other

At June 30, 2020, we owned interests in nine jointly owned investments in real estate (including our investment in shares of common stock of WLT, as described above), with the remaining interests held by affiliates or third parties. We account for eight such investments under the equity method of accounting (Note 7) and consolidate the remaining investment. In addition, we owned stock of CPA:18 – Global and limited partnership units of CESH at that date. We accounted for these investments under the equity method of accounting or at fair value (Note 7).

Note 4. Land, Buildings and Improvements and Assets Held for Sale

Land, Buildings and Improvements — Operating Leases

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	June 30, 2020	December 31, 2019
Land	$1,896,845	$1,875,065
Buildings and improvements	8,242,592	7,828,439
Real estate under construction	64,802	69,604
Less: Accumulated depreciation	(1,072,469)	(950,452)
	$9,131,770	$8,822,656

During the six months ended June 30, 2020, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro decreased by 0.3% to $1.1198 from $1.1234. As a result of this fluctuation in foreign currency exchange rates, the carrying value of our Land, buildings and improvements subject to operating leases decreased by $45.5 million from December 31, 2019 to June 30, 2020.

In connection with changes in lease classifications due to modifications of the underlying leases, we reclassified 53 properties with an aggregate carrying value of $118.5 million from Net investments in direct financing leases to Land, buildings and improvements during the six months ended June 30, 2020 (Note 5).

W. P. Carey 6/30/2020 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $62.1 million and $56.5 million for the three months ended June 30, 2020 and 2019, respectively, and $128.0 million and $111.7 million for the six months ended June 30, 2020 and 2019, respectively.

Acquisitions of Real Estate

During the six months ended June 30, 2020, we entered into the following investments, which were deemed to be real estate asset acquisitions, at a total cost of $270.6 million, including land of $33.1 million, buildings of $193.3 million (including capitalized acquisition-related costs of $8.6 million), and net lease intangibles of $44.2 million (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Capitalized Costs
Newark, United Kingdom (a)	1	1/6/2020	Warehouse	$111,546
Aurora, Oregon (b)	1	1/24/2020	Industrial	28,755
Vojens, Denmark (a) (c)	1	1/31/2020	Warehouse	10,611
Kitzingen, Germany (a)	1	3/9/2020	Office	53,666
Knoxville, Tennessee	1	6/25/2020	Warehouse	66,045
				$270,623
__________

(a)	Amount reflects the applicable exchange rate on the date of acquisition.

(b)	Amount includes approximately $5.0 million in contingent consideration that will be released to the tenant/seller upon the tenant securing an easement on the property.

(c)	We also recorded an estimated deferred tax liability of $0.5 million, with a corresponding increase to the asset value, since we assumed the tax basis of the acquired property.

The acquired net lease intangibles are comprised of (i) in-place lease intangible assets totaling $36.0 million, which have a weighted-average expected life of 18.7 years and (ii) above-market rent intangible assets totaling $8.2 million, which have a weighted average expected life of 18.7 years.

Real Estate Under Construction

During the six months ended June 30, 2020, we capitalized real estate under construction totaling $139.8 million. The number of construction projects in progress with balances included in real estate under construction was four and three as of June 30, 2020 and December 31, 2019, respectively. Aggregate unfunded commitments totaled approximately $109.2 million and $227.8 million as of June 30, 2020 and December 31, 2019, respectively.

During the six months ended June 30, 2020, we completed the following construction projects, at an aggregate cost of $140.0 million (dollars in thousands):

Property Location(s)	Primary Transaction Type	Number of Properties	Date of Completion	Property Type	Total Capitalized Costs (a)
Westborough, Massachusetts	Redevelopment	1	1/15/2020	Laboratory	$53,060
San Antonio, Texas (b)	Build-to-Suit	1	6/25/2020	Industrial	78,726
Marktheidenfeld, Germany (c)	Expansion	1	6/30/2020	Warehouse	8,254
					$140,040
__________

(a)	Amount includes capitalized interest.

(b)	Amount includes land of $4.0 million related to a purchase option that we expect to exercise.

(c)	Amount reflects the applicable exchange rate on the date of transaction.

During the six months ended June 30, 2020, we committed $26.8 million (based on the exchange rate of the euro at June 30, 2020) to fund an expansion project for an existing tenant at a warehouse facility in Azambuja, Portugal, which we currently expect to complete in the third quarter of 2020.
W. P. Carey 6/30/2020 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Dispositions of Properties

During the six months ended June 30, 2020, we sold three properties, which were classified as Land, buildings and improvements subject to operating leases. As a result, the carrying value of our Land, buildings and improvements subject to operating leases decreased by $2.1 million from December 31, 2019 to June 30, 2020.

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of income is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease income — fixed	$236,997	$222,057	$475,965	$437,175
Lease income — variable (a)	24,472	22,277	47,552	43,539
Total operating lease income (b)	$261,469	$244,334	$523,517	$480,714
__________

(a)
Includes (i) rent increases based on changes in the U.S. Consumer Price Index (“CPI”) and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.

(b)
Excludes $18.8 million and $25.4 million for the three months ended June 30, 2020 and 2019, respectively, and $38.9 million and $52.0 million for six months ended June 30, 2020 and 2019, respectively, of interest income from direct financing leases that is included in Lease revenues in the consolidated statements of income.

In the second quarter of 2020, our lease of new office space in New York commenced, with a lease maturity date of March 2036. As a result, we capitalized an office lease right-of-use asset and corresponding operating lease liability, which had carrying values of $60.6 million and $60.7 million, respectively, as of June 30, 2020, and are included within Other assets, net and Accounts payable, accrued expenses and other liabilities, respectively, on our consolidated balance sheets.

Land, Buildings and Improvements — Operating Properties

At both June 30, 2020, and December 31, 2019, Land, buildings and improvements attributable to operating properties consisted of our investments in ten consolidated self-storage properties and one consolidated hotel. As of December 31, 2019, we reclassified another consolidated hotel to Assets held for sale, net and sold it in January 2020, as described below. Below is a summary of our Land, buildings and improvements attributable to operating properties (in thousands):

	June 30, 2020	December 31, 2019
Land	$10,452	$10,452
Buildings and improvements	72,884	72,631
Less: Accumulated depreciation	(12,593)	(11,241)
	$70,743	$71,842

Depreciation expense on our buildings and improvements attributable to operating properties was $0.7 million and $2.5 million for the three months ended June 30, 2020 and 2019, respectively, and $1.4 million and $5.3 million for the six months ended June 30, 2020 and 2019, respectively.

W. P. Carey 6/30/2020 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	June 30, 2020	December 31, 2019
Land, buildings and improvements	$—	$105,573
Accumulated depreciation and amortization	—	(1,563)
Assets held for sale, net	$—	$104,010

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

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	June 30, 2020	December 31, 2019
Lease payments receivable	$547,795	$686,149
Unguaranteed residual value	710,429	828,206
	1,258,224	1,514,355
Less: unearned income	(494,777)	(617,806)
Less: allowance for credit losses (a)	(10,817)	—
	$752,630	$896,549

__________

(a)
In accordance with ASU 2016-13 (Note 2), we applied changes in loss reserves through a cumulative-effect adjustment to retained earnings totaling $14.8 million. During the six months ended June 30, 2020, we recorded a net allowance for credit losses of $1.9 million due to changes in expected economic conditions, which was included within Other gains and (losses) in our consolidated statements of income. In addition, during the six months ended June 30, 2020, we reduced the allowance for credit losses balance by $5.9 million, in connection with the reclassification of certain properties from Net investments in direct financing leases to Land, buildings and improvements subject to operating leases, as described below.

Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $18.8 million and $25.4 million for the three months ended June 30, 2020 and 2019, respectively, and $38.9 million and $52.0 million for the six months ended June 30, 2020 and 2019, respectively.

During the six months ended June 30, 2020, we reclassified 53 properties with an aggregate carrying value of $118.5 million from Net investments in direct financing leases to Land, buildings and improvements subject to operating leases in connection with changes in lease classifications due to modifications of the underlying leases (Note 4). During the six months ended June 30, 2020, we sold one property accounted for as a direct financing lease that had a net carrying value of $0.3 million. During the six months ended June 30, 2020, the U.S. dollar strengthened against the euro, resulting in a $6.3 million decrease in the carrying value of Net investments in direct financing leases from December 31, 2019 to June 30, 2020.

W. P. Carey 6/30/2020 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

Loans Receivable

At December 31, 2019, we had two loans receivable related to a domestic investment with an aggregate carrying value of $47.7 million. In March 2020, one of these loans was partially repaid to us for $11.0 million. Our loans receivable are included in Other assets, net in the consolidated financial statements and had a carrying value of $36.7 million at June 30, 2020. Earnings from our loans receivable are included in Lease termination income and other in the consolidated financial statements, and totaled $1.7 million for the three months ended June 30, 2019, and $1.0 million and $3.4 million for the six months ended June 30, 2020 and 2019, respectively. We did not recognize income from our loans receivable during the three months ended June 30, 2020, since such income was deemed uncollectible as a result of COVID-19 (Note 2).

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. At both June 30, 2020 and December 31, 2019, no material balances of our finance receivables were past due. Other than the lease modifications noted under Net Investments in Direct Financing Leases above, there were no material modifications of finance receivables during the six months ended June 30, 2020.

We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. A credit quality of one through three indicates a range of investment grade to stable. A credit quality of four through five indicates a range of inclusion on the watch list to risk of default. The credit quality evaluation of our finance receivables is updated quarterly. We believe the credit quality of our deferred acquisition fees receivable falls under category one, as CPA:18 – Global is expected to have the available cash to make such payments (Note 3).

A summary of our finance receivables by internal credit quality rating, excluding our deferred acquisition fees receivable, is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
1 – 3	19	28	$605,740	$798,108
4	11	8	157,707	146,178
5	2	—	36,737	—
			$800,184	$944,286

Note 6. Goodwill and Other Intangibles

We have recorded net lease, internal-use software development, and trade name intangibles that are being amortized over periods ranging from three years to 48 years. In-place lease intangibles, at cost are included in In-place lease intangible assets and other in the consolidated financial statements. Above-market rent intangibles, at cost are included in Above-market rent intangible assets in the consolidated financial statements. Accumulated amortization of in-place lease and above-market rent intangibles is included in Accumulated depreciation and amortization in the consolidated financial statements. Internal-use software development and trade name intangibles are included in Other assets, net in the consolidated financial statements. Below-market rent and below-market purchase option intangibles are included in Below-market rent and other intangible liabilities, net in the consolidated financial statements.

The following table presents a reconciliation of our goodwill (in thousands):

	Real Estate	Investment Management	Total
Balance at December 31, 2019	$871,081	$63,607	$934,688
Foreign currency translation adjustments	(1,573)	—	(1,573)
Allocation of goodwill based on portion of Investment Management business sold (Note 3)	—	(34,273)	(34,273)
Balance at June 30, 2020	$869,508	$29,334	$898,842

W. P. Carey 6/30/2020 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$19,671	$(14,964)	$4,707	$19,582	$(13,491)	$6,091
Trade name	3,975	(2,389)	1,586	3,975	(1,991)	1,984
	23,646	(17,353)	6,293	23,557	(15,482)	8,075
Lease Intangibles:
In-place lease	2,085,753	(752,487)	1,333,266	2,072,642	(676,008)	1,396,634
Above-market rent	896,051	(420,002)	476,049	909,139	(398,294)	510,845
	2,981,804	(1,172,489)	1,809,315	2,981,781	(1,074,302)	1,907,479
Indefinite-Lived Goodwill
Goodwill	898,842	—	898,842	934,688	—	934,688
Total intangible assets	$3,904,292	$(1,189,842)	$2,714,450	$3,940,026	$(1,089,784)	$2,850,242

Finite-Lived Intangible Liabilities
Below-market rent	$(266,809)	$86,297	$(180,512)	$(268,515)	$74,484	$(194,031)
Indefinite-Lived Intangible Liabilities
Below-market purchase option	(16,711)	—	(16,711)	(16,711)	—	(16,711)
Total intangible liabilities	$(283,520)	$86,297	$(197,223)	$(285,226)	$74,484	$(210,742)

During the six months ended June 30, 2020, the U.S. dollar strengthened against the euro, resulting in a decrease of $10.1 million in the carrying value of our net intangible assets from December 31, 2019 to June 30, 2020. Net amortization of intangibles, including the effect of foreign currency translation, was $56.8 million and $70.1 million for the three months ended June 30, 2020 and 2019, respectively, and $117.3 million and $139.5 million for the six months ended June 30, 2020 and 2019, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues and amortization of internal-use software development, trade name, and in-place lease intangibles is included in Depreciation and amortization.

Note 7. Equity Investments in the Managed Programs and Real Estate

We own interests in (i) the Managed Programs, (ii) certain unconsolidated real estate investments with CPA:18 – Global and third parties, and (iii) WLT. We account for our interests in these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences) or at fair value by electing the equity method fair value option available under GAAP.

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

W. P. Carey 6/30/2020 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

The following table presents Equity in earnings (losses) of equity method investments in the Managed Programs and real estate, which represents our proportionate share of the income or losses of these investments, as well as certain adjustments related to other-than-temporary impairment charges and amortization of basis differences related to purchase accounting adjustments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gain on redemption of special general partner interests in CWI 1 and CWI 2, net (Note 3)	$33,009	$—	$33,009	$—
Distributions of Available Cash (Note 3)	2,029	3,765	3,945	9,450
Proportionate share of equity in (losses) earnings of equity investments in the Managed Programs	(1,142)	312	(2,857)	525
Amortization of basis differences on equity method investments in the Managed Programs	(124)	(356)	(568)	(685)
Other-than-temporary impairment charges on our equity method investments in CWI 1 and CWI 2 (Note 8)	—	—	(47,112)	—
Total equity in earnings (losses) of equity method investments in the Managed Programs	33,772	3,721	(13,583)	9,290
Equity in earnings of equity method investments in real estate	448	774	2,252	1,336
Amortization of basis differences on equity method investments in real estate	(237)	(544)	(476)	(1,184)
Total equity in earnings of equity method investments in real estate	211	230	1,776	152
Equity in earnings (losses) of equity method investments in the Managed Programs and real estate	$33,983	$3,951	$(11,807)	$9,442

Managed Programs

We own interests in the Managed Programs and account for these interests under the equity method because, as their advisor, we do not exert control over, but we do have the ability to exercise significant influence over, the Managed Programs. Operating results of the Managed Programs are included in the Investment Management segment.

The following table sets forth certain information about our investments in the Managed Programs (dollars in thousands):

	% of Outstanding Interests Owned at		Carrying Amount of Investment at
Fund	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
CPA:18 – Global (a)	4.124%	3.851%	$44,147	$42,644
CPA:18 – Global operating partnership	0.034%	0.034%	209	209
CWI 1 (b) (c)	—%	3.943%	—	49,032
CWI 1 operating partnership (b)	—%	0.015%	—	186
CWI 2 (b) (c)	—%	3.755%	—	33,669
CWI 2 operating partnership (b)	—%	0.015%	—	300
CESH (d)	2.430%	2.430%	4,543	3,527
			$48,899	$129,567

__________

(a)
During the six months ended June 30, 2020, we received asset management revenue from CPA:18 – Global primarily in shares of its common stock, which increased our ownership percentage in CPA:18 – Global (Note 3).

(b)	The CWI 1 and CWI 2 Merger closed on April 13, 2020, as described in Note 3.

(c)	We recognized other-than-temporary impairment charges on these investments during the six months ended June 30, 2020, as described in Note 8.

(d)	Investment is accounted for at fair value.

W. P. Carey 6/30/2020 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

CPA:18 – Global — The carrying value of our investment in CPA:18 – Global at June 30, 2020 includes asset management fees receivable, for which 105,651 shares of CPA:18 – Global Class A common stock were issued during the third quarter of 2020. We received distributions from this investment during the six months ended June 30, 2020 and 2019 of $1.8 million and $1.6 million, respectively. We received distributions from our investment in the CPA:18 – Global operating partnership during the six months ended June 30, 2020 and 2019 of $1.9 million and $4.0 million, respectively (Note 3).

CWI 1 — We received distributions from this investment during the six months ended June 30, 2020 (through April 13, 2020, the date of the CWI 1 and CWI 2 Merger (Note 3)) and 2019 of $0.8 million and $1.3 million, respectively. We received a distribution from our investment in the CWI 1 operating partnership during the six months ended June 30, 2019 of $2.4 million (Note 3). We did not receive such a distribution during 2020 (through April 13, 2020), as a result of the adverse effect of COVID-19 on the operations of CWI 1.

CWI 2 — We received distributions from this investment during the six months ended June 30, 2020 (through April 13, 2020, the date of the CWI 1 and CWI 2 Merger (Note 3)) and 2019 of $0.5 million and $0.7 million, respectively. We received a distribution from our investment in the CWI 2 operating partnership during the six months ended June 30, 2019 of $3.1 million (Note 3). We did not receive such a distribution during 2020 (through April 13, 2020), as a result of the adverse effect of COVID-19 on the operations of CWI 2.

CESH — We have elected to account for our investment in CESH at fair value by selecting the equity method fair value option available under GAAP. We record our investment in CESH on a one quarter lag; therefore, the balance of our equity method investment in CESH recorded as of June 30, 2020 is based on the estimated fair value of our investment as of March 31, 2020. We did not receive distributions from this investment during the six months ended June 30, 2020 or 2019.

At June 30, 2020 and December 31, 2019, the aggregate unamortized basis differences on our equity investments in the Managed Programs were $14.3 million and $47.0 million, respectively. This decrease was primarily due to the other-than-temporary impairment charges that we recognized on our equity investments in CWI 1 and CWI 2 during the six months ended June 30, 2020, as described in Note 8.

Interests in Other Unconsolidated Real Estate Investments and WLT

We own equity interests in properties that are generally leased to companies through noncontrolling interests in partnerships and limited liability companies that we do not control but over which we exercise significant influence. The underlying investments are jointly owned with affiliates or third parties. In addition, we own shares of WLT common stock, as described in Note 3. We account for these investments under the equity method of accounting. Operating results of our unconsolidated real estate investments are included in the Real Estate segment.

The following table sets forth our ownership interests in our equity investments in real estate, excluding the Managed Programs, and their respective carrying values (dollars in thousands):

			Carrying Value at
Lessee/Fund	Co-owner	Ownership Interest	June 30, 2020	December 31, 2019
Johnson Self Storage	Third Party	90%	$69,823	$70,690
WLT (a)	WLT	5%	49,210	—
Kesko Senukai (b)	Third Party	70%	41,807	46,475
Bank Pekao (b)	CPA:18 – Global	50%	25,906	26,388
BPS Nevada, LLC (c)	Third Party	15%	23,040	22,900
State Farm Mutual Automobile Insurance Co.	CPA:18 – Global	50%	16,343	17,232
Apply Sørco AS (d)	CPA:18 – Global	49%	6,692	8,040
Fortenova Grupa d.d. (formerly Konzum d.d.) (b)	CPA:18 – Global	20%	2,923	2,712
			$235,744	$194,437
__________

W. P. Carey 6/30/2020 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

(a)
Following the closing of the CWI 1 and CWI 2 Merger, we own 12,208,243 shares of common stock of WLT, which we account for as an equity method investment in real estate. The initial fair value of this investment was based on third-party market data, including implied asset values and market capitalizations for publicly traded lodging REITS. We follow the HLBV model for this investment and recognize within equity earnings our proportionate share of WLT’s earnings based on our ownership of common shares of WLT, after giving effect to preferred dividends owed by WLT (our investment in preferred shares of WLT is included within Other assets, net on our consolidated balance sheets as available-for-sale debt securities). We record our investment in shares of common stock of WLT on a one quarter lag (Note 3).

(b)	The carrying value of this investment is affected by fluctuations in the exchange rate of the euro.

(c)	This investment is reported using the HLBV model, which may be different than pro rata ownership percentages, primarily due to the capital structure of the partnership agreement.

(d)	The carrying value of this investment is affected by fluctuations in the exchange rate of the Norwegian krone.

We received aggregate distributions of $8.5 million and $12.0 million from our other unconsolidated real estate investments for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020 and December 31, 2019, the aggregate unamortized basis differences on our unconsolidated real estate investments were $24.7 million and $25.2 million, respectively.

Note 8. Fair Value Measurements

The fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities, and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps, interest rate swaps, and foreign currency collars; and Level 3, for securities that do not fall into Level 1 or Level 2 and for which little or no market data exists, therefore requiring us to develop our own assumptions.

Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument. For significant Level 3 items, we have also provided the unobservable inputs.

Derivative Assets and Liabilities — Our derivative assets and liabilities, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, are comprised of foreign currency collars, interest rate swaps, interest rate caps, and stock warrants (Note 9).

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

W. P. Carey 6/30/2020 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

Investment in Shares of a Cold Storage Operator — We have elected to apply the measurement alternative under ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10) to account for our investment in shares of a cold storage operator, which is included in Other assets, net in the consolidated financial statements. Under this alternative, the carrying value is adjusted for any impairments or changes in fair value resulting from observable transactions for similar or identical investments in the issuer. We classified this investment as Level 3 because it is not traded in an active market. See Note 13 for further discussion of the impact of this cold storage operator’s conversion to a REIT during the first quarter of 2020. The fair value of this investment approximated its carrying value, which was $146.2 million at both June 30, 2020 and December 31, 2019.

Investment in Shares of GCIF — We account for our investment in shares of Guggenheim Credit Income Fund (“GCIF”), which is included in Other assets, net in the consolidated financial statements, at fair value. We classified this investment as Level 2 because we used a quoted price from an inactive market to determine its fair value. During the six months ended June 30, 2020, we redeemed a portion of our investment in shares of GCIF for approximately $3.5 million and recognized a net loss of $0.4 million, which was included within Other gains and (losses) in the consolidated statements of income. Distributions of earnings from GCIF and unrealized gains or losses recognized on GCIF are recorded within Other gains and (losses) in the consolidated financial statements. During both the three and six months ended June 30, 2020, we recognized unrealized losses on our investment in shares of GCIF totaling $0.8 million, due to a decrease in the net asset value of the investment. The fair value of our investment in shares of GCIF approximated its carrying value, which was $7.6 million and $12.2 million at June 30, 2020 and December 31, 2019, respectively.

Investment in Preferred Shares of WLT — We account for our investment in preferred shares of WLT (Note 3), which is included in Other assets, net in the consolidated financial statements, as available-for-sale debt securities at fair value. The fair value was primarily determined by a discounted cash flow approach based on a weighted-average probability analysis of certain redemption options. We classified this investment as Level 3 because the discounted cash flow valuation model incorporates unobservable inputs to determine its fair value. The fair value of our investment in preferred shares of WLT approximated its carrying value, which was $46.3 million as of June 30, 2020.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the six months ended June 30, 2020 or 2019. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements.

Our other material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		June 30, 2020		December 31, 2019
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Unsecured Notes, net (a) (b) (c)	2	$4,384,879	$4,585,089	$4,390,189	$4,682,432
Non-recourse mortgages, net (a) (b) (d)	3	1,424,195	1,427,979	1,462,487	1,487,892
__________

(a)
The carrying value of Senior Unsecured Notes, net (Note 10) includes unamortized deferred financing costs of $20.8 million and $22.8 million at June 30, 2020 and December 31, 2019, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of $0.5 million and $0.6 million at June 30, 2020 and December 31, 2019, respectively.

(b)
The carrying value of Senior Unsecured Notes, net includes unamortized discount of $18.8 million and $20.5 million at June 30, 2020 and December 31, 2019, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $5.1 million and $6.2 million at June 30, 2020 and December 31, 2019, respectively.

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

We estimated that our other financial assets and liabilities, including amounts outstanding under our Senior Unsecured Credit Facility (Note 10) and our loans receivable, but excluding net investments in direct financing leases, had fair values that approximated their carrying values at both June 30, 2020 and December 31, 2019.

W. P. Carey 6/30/2020 10-Q – 25

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

The following table presents information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (in thousands):

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges
Equity investments in the Managed Programs	$—	$—	$37,396	$47,112
Land, buildings and improvements and intangibles	—	—	12,148	19,420
		$—		$66,532

Impairment charges, and their related triggering events and fair value measurements, recognized during the six months ended June 30, 2020 were as follows (we did not recognize any impairment charges during the three months ended June 30, 2020, or the three and six months ended June 30, 2019):

Equity Investments in the Managed Programs

During the six months ended June 30, 2020, we recognized other-than-temporary impairment charges of $27.8 million and $19.3 million on our equity investments in CWI 1 and CWI 2, respectively, to reduce the carrying values of our investments to their estimated fair values, due to the ongoing COVID-19 pandemic, which had an adverse effect on the operations of CWI 1 and CWI 2. The fair value measurements were estimated based on implied asset value changes and changes in market capitalizations for publicly traded lodging REITS, all of which was obtained from third-party market data. These other-than-temporary impairment charges are reflected within Equity in earnings of equity method investments in the Managed Programs and real estate in our consolidated statements of income.

Land, Buildings and Improvements and Intangibles

During the six months ended June 30, 2020, we recognized impairment charges totaling $16.0 million on two properties leased to the same tenant in order to reduce the carrying values of the properties to their estimated fair values, due to potential property vacancies. The fair value measurements for the properties were determined by a direct capitalization rate analysis.

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

W. P. Carey 6/30/2020 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

Derivative Financial Instruments

There have been no significant changes in our derivative financial instrument policies from what was disclosed in the 2019 Annual Report. At both June 30, 2020 and December 31, 2019, no cash collateral had been posted nor received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Derivative Assets Fair Value at		Derivative Liabilities Fair Value at
		June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Foreign currency collars	Other assets, net	$24,772	$14,460	$—	$—
Interest rate caps	Other assets, net	1	1	—	—
Foreign currency forward contracts	Other assets, net	—	9,689	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(6,676)	(4,494)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(365)	(1,587)
		24,773	24,150	(7,041)	(6,081)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	3,700	5,000	—	—
Interest rate swap (a)	Other assets, net	—	8	—	—
Interest rate swap (a)	Accounts payable, accrued expenses and other liabilities	—	—	(71)	(93)
		3,700	5,008	(71)	(93)
Total derivatives		$28,473	$29,158	$(7,112)	$(6,174)
__________

(a)	These interest rate swaps do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the underlying variable-rate debt.

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss) (a)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2020	2019	2020	2019
Foreign currency collars	$(6,311)	$262	$11,505	$3,878
Foreign currency forward contracts	(2,943)	(2,289)	(5,272)	(1,170)
Interest rate swaps	(122)	(562)	(2,359)	(2,377)
Interest rate caps	(1)	176	1	149
Derivatives in Net Investment Hedging Relationships (b)
Foreign currency collars	(20)	1	25	1
Foreign currency forward contracts	—	(1)	—	(1)
Total	$(9,397)	$(2,413)	$3,900	$480

W. P. Carey 6/30/2020 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Foreign currency forward contracts	Other gains and (losses)	$2,917	$2,120	$5,716	$4,554
Foreign currency collars	Other gains and (losses)	1,917	1,285	2,901	2,373
Interest rate swaps and caps	Interest expense	(468)	(1,547)	(706)	(1,614)
Total		$4,366	$1,858	$7,911	$5,313

__________

(a)
Excludes net losses of less than $0.1 million and $1.0 million recognized on unconsolidated jointly owned investments for the three months ended June 30, 2020 and 2019, respectively, and net losses of $0.5 million and $1.9 million for the six months ended June 30, 2020 and 2019, respectively.

(b)	The changes in fair value of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive income (loss).

Amounts reported in Other comprehensive income (loss) related to interest rate derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Other gains and (losses) when the hedged foreign currency contracts are settled. As of June 30, 2020, we estimate that an additional $3.0 million and $7.8 million will be reclassified as interest expense and other gains, respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Stock warrants	Other gains and (losses)	$(1,400)	$(300)	$(1,300)	$(300)
Foreign currency forward contracts	Other gains and (losses)	(267)	(31)	(43)	(261)
Foreign currency collars	Other gains and (losses)	(208)	154	431	195
Interest rate swaps	Interest expense	15	13	30	22
Interest rate swaps	Other gains and (losses)	—	(26)	—	(26)
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Interest expense	547	(1,062)	864	(1,127)
Interest rate caps	Interest expense	—	(54)	—	(95)
Foreign currency forward contracts	Other gains and (losses)	—	—	—	(132)
Foreign currency collars	Other gains and (losses)	—	—	—	7
Total		$(1,313)	$(1,306)	$(18)	$(1,717)

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

W. P. Carey 6/30/2020 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)

rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at June 30, 2020 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at June 30, 2020 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	5	74,998	USD	$(5,149)
Interest rate swaps	2	49,041	EUR	(1,527)
Interest rate cap	1	11,232	EUR	1
Interest rate cap	1	6,394	GBP	—
Not Designated as Hedging Instruments
Interest rate swap (b)	1	4,549	EUR	(71)
				$(6,746)
__________

(a)	Fair value amounts are based on the exchange rate of the euro or British pound sterling at June 30, 2020, as applicable.

(b)	This interest rate swap does not qualify for hedge accounting; however, it does protect against fluctuations in interest rates related to the underlying variable-rate debt.

Foreign Currency Collars

We are exposed to foreign currency exchange rate movements, primarily in the euro and, to a lesser extent, the British pound sterling, the Danish krone, the Norwegian krone, and certain other currencies. In order to hedge certain of our foreign currency cash flow exposures, we enter into foreign currency collars. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. Our foreign currency collars have maturities of 62 months or less.

The following table presents the foreign currency collars that we had outstanding at June 30, 2020 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at June 30, 2020
Designated as Cash Flow Hedging Instruments
Foreign currency collars	88	296,800	EUR	$20,322
Foreign currency collars	64	42,400	GBP	4,035
Foreign currency collars	2	1,300	NOK	17
Designated as Net Investment Hedging Instruments
Foreign currency collar	1	2,500	NOK	33
				$24,407

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of June 30, 2020. At June 30, 2020, our total credit exposure and the maximum exposure to any single counterparty was $23.0 million and $7.9 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At June 30, 2020, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $11.0 million and $9.6 million at June 30, 2020 and December 31, 2019, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at June 30, 2020 or December 31, 2019, we could have been required to settle our obligations under these agreements at their aggregate termination value of $11.6 million and $9.9 million, respectively.

W. P. Carey 6/30/2020 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)

Net Investment Hedges

We have completed five offerings of euro-denominated senior notes, each with a principal amount of €500.0 million, which we refer to as the 2.0% Senior Notes due 2023, 2.25% Senior Notes due 2024, 2.250% Senior Notes due 2026, 2.125% Senior Notes due 2027, and 1.350% Senior Notes due 2028 (Note 10). In addition, at June 30, 2020, the amount borrowed in Japanese yen outstanding under our Unsecured Revolving Credit Facility (Note 10) was ¥2.4 billion. Also, at June 30, 2020, the amounts borrowed in British pound sterling and euro outstanding under our Unsecured Term Loans (Note 10) were £150.0 million and €96.5 million, respectively. These borrowings are designated as, and are effective as, economic hedges of our net investments in foreign entities. Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our borrowings under our euro-denominated senior notes and changes in the value of our euro, Japanese yen, and British pound sterling borrowings under our Senior Unsecured Credit Facility, related to changes in the spot rates, will be reported in the same manner as foreign currency translation adjustments, which are recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. Such (losses) gains related to non-derivative net investment hedges were $(62.9) million and $(30.5) million for the three months ended June 30, 2020 and 2019, respectively, and $22.0 million and $13.6 million for the six months ended June 30, 2020 and 2019, respectively.

At June 30, 2020, we also had a foreign currency collar that was designated as a net investment hedge, as discussed in “Derivative Financial Instruments” above.

Note 10. Debt

Senior Unsecured Credit Facility

On February 20, 2020, we amended and restated our senior unsecured credit facility to increase its capacity from approximately $1.85 billion to approximately $2.1 billion, comprised of (i) a $1.8 billion unsecured revolving credit facility for our working capital needs, acquisitions, and other general corporate purposes (our “Unsecured Revolving Credit Facility”), (ii) a £150.0 million term loan (our “Term Loan”), and (iii) a €96.5 million delayed draw term loan (our “Delayed Draw Term Loan”). We refer to our Term Loan and Delayed Draw Term Loan collectively as the “Unsecured Term Loans” and the entire facility collectively as our “Senior Unsecured Credit Facility.”

The Senior Unsecured Credit Facility includes the ability to borrow in certain currencies other than U.S. dollars and has a maturity date of February 20, 2025. The aggregate principal amount (of revolving and term loans) available under the Senior Unsecured Credit Facility may be increased up to an amount not to exceed the U.S. dollar equivalent of $2.75 billion, subject to the conditions to increase set forth in our credit agreement. In connection with the amendment and restatement our Senior Unsecured Credit Facility, we capitalized deferred financing costs totaling $10.0 million, which are being amortized to Interest expense over the remaining term of the Senior Unsecured Credit Facility.

On February 20, 2020, we drew down our Term Loan in full by borrowing £150.0 million (equivalent to $193.1 million). On March 27, 2020, we drew down our Delayed Draw Term Loan in full by borrowing €96.5 million (equivalent to $105.9 million).

At June 30, 2020, our Unsecured Revolving Credit Facility had available capacity of approximately $1.8 billion. We incur an annual facility fee of 0.20% of the total commitment on our Unsecured Revolving Credit Facility, which is included within Interest expense in our consolidated statements of income.

W. P. Carey 6/30/2020 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of our Senior Unsecured Credit Facility (dollars in thousands):

	Interest Rate at June 30, 2020 (a)	Maturity Date at June 30, 2020	Principal Outstanding Balance at
Senior Unsecured Credit Facility			June 30, 2020	December 31, 2019
Unsecured Term Loans:
Term Loan — borrowing in British pounds sterling (b)	GBP LIBOR + 0.95%	2/20/2025	$184,091	$—
Delayed Draw Term Loan — borrowing in euros (c)	EURIBOR + 0.95%	2/20/2025	108,061	—
			292,152	—
Unsecured Revolving Credit Facility:
Borrowing in Japanese yen	JPY LIBOR + 0.85%	2/20/2025	22,366	22,295
Borrowing in euros	N/A	N/A	—	131,438
Borrowing in British pounds sterling	N/A	N/A	—	47,534
			22,366	201,267
			$314,518	$201,267
__________

(a)	The applicable interest rate at June 30, 2020 was based on the credit rating for our Senior Unsecured Notes of BBB/Baa2.

(b)	Balance excludes unamortized discount of $1.3 million at June 30, 2020.

(c)	EURIBOR means Euro Interbank Offered Rate.

Senior Unsecured Notes

As set forth in the table below, we have euro and U.S. dollar-denominated senior unsecured notes outstanding with an aggregate principal balance outstanding of $4.4 billion at June 30, 2020 (the “Senior Unsecured Notes”).

Interest on the Senior Unsecured Notes is payable annually in arrears for our euro-denominated senior notes and semi-annually for U.S. dollar-denominated senior notes. The Senior Unsecured Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 30 to 35 basis points. The following table presents a summary of our Senior Unsecured Notes outstanding at June 30, 2020 (currency in millions):

				Original Issue Discount	Effective Interest Rate			Principal Outstanding Balance at
Senior Unsecured Notes, net (a)	Issue Date	Principal Amount	Price of Par Value			Coupon Rate	Maturity Date	June 30, 2020	December 31, 2019
2.0% Senior Notes due 2023	1/21/2015	€500.0	99.220%	$4.6	2.107%	2.0%	1/20/2023	$559.9	$561.7
4.6% Senior Notes due 2024	3/14/2014	$500.0	99.639%	$1.8	4.645%	4.6%	4/1/2024	500.0	500.0
2.25% Senior Notes due 2024	1/19/2017	€500.0	99.448%	$2.9	2.332%	2.25%	7/19/2024	559.9	561.7
4.0% Senior Notes due 2025	1/26/2015	$450.0	99.372%	$2.8	4.077%	4.0%	2/1/2025	450.0	450.0
2.250% Senior Notes due 2026	10/9/2018	€500.0	99.252%	$4.3	2.361%	2.250%	4/9/2026	559.9	561.7
4.25% Senior Notes due 2026	9/12/2016	$350.0	99.682%	$1.1	4.290%	4.25%	10/1/2026	350.0	350.0
2.125% Senior Notes due 2027	3/6/2018	€500.0	99.324%	$4.2	2.208%	2.125%	4/15/2027	559.9	561.7
1.350% Senior Notes due 2028	9/19/2019	€500.0	99.266%	$4.1	1.442%	1.350%	4/15/2028	559.9	561.7
3.850% Senior Notes due 2029	6/14/2019	$325.0	98.876%	$3.7	3.986%	3.850%	7/15/2029	325.0	325.0
								$4,424.5	$4,433.5
__________

(a)
Aggregate balance excludes unamortized deferred financing costs totaling $20.8 million and $22.8 million, and unamortized discount totaling $18.8 million and $20.5 million, at June 30, 2020 and December 31, 2019, respectively.

Proceeds from the issuances of each of these notes were used primarily to partially pay down the amounts then outstanding under the senior unsecured credit facility that we had in place at that time and/or to repay certain non-recourse mortgage loans.

W. P. Carey 6/30/2020 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)

Covenants

The Credit Agreement, each of the Senior Unsecured Notes, and certain of our non-recourse mortgage loan agreements include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. There have been no significant changes in our debt covenants from what was disclosed in the 2019 Annual Report. We were in compliance with all of these covenants at June 30, 2020.

Non-Recourse Mortgages

At June 30, 2020, the weighted-average interest rates for our fixed-rate and variable-rate non-recourse mortgage notes payable were 4.9% and 2.9%, respectively, with maturity dates ranging from August 2020 to September 2031.

Repayments During the Six Months Ended June 30, 2020

During the six months ended June 30, 2020, we repaid non-recourse mortgage loans at maturity with an aggregate principal balance of approximately $10.2 million and a weighted-average interest rate of 4.5%.

Repayments During the Six Months Ended June 30, 2019

During the six months ended June 30, 2019, we (i) prepaid non-recourse mortgage loans totaling $493.3 million, and (ii) repaid non-recourse mortgage loans at maturity with an aggregate principal balance of approximately $18.8 million. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 5.1%. Amounts are based on the exchange rate of the related foreign currency as of the date of repayment, as applicable. We primarily used proceeds from issuances of common stock under our ATM Program (Note 12) to fund these prepayments.

Foreign Currency Exchange Rate Impact

During the six months ended June 30, 2020, the U.S. dollar strengthened against the euro, resulting in an aggregate decrease of $24.9 million in the aggregate carrying values of our Non-recourse mortgages, net, Senior Unsecured Credit Facility, and Senior Unsecured Notes, net from December 31, 2019 to June 30, 2020.

Scheduled Debt Principal Payments

Scheduled debt principal payments as of June 30, 2020 are as follows (in thousands):

Years Ending December 31,	Total (a)
2020 (remainder)	$128,933
2021	243,630
2022	460,320
2023	896,182
2024	1,182,131
Thereafter through 2031	3,257,624
Total principal payments	6,168,820
Unamortized discount, net (b)	(25,219)
Unamortized deferred financing costs	(21,334)
Total	$6,122,267
__________

(a)	Certain amounts are based on the applicable foreign currency exchange rate at June 30, 2020.

(b)
Represents the unamortized discount on the Senior Unsecured Notes of $18.8 million in aggregate, unamortized discount, net, of $5.1 million in aggregate primarily resulting from the assumption of property-level debt in connection with business combinations, and unamortized discount of $1.3 million on the Term Loan.

W. P. Carey 6/30/2020 10-Q – 32

Notes to Consolidated Financial Statements (Unaudited)

Note 11. Commitments and Contingencies

At June 30, 2020, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 12. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain several stock-based compensation plans, which are more fully described in the 2019 Annual Report. There have been no significant changes to the terms and conditions of any of our stock-based compensation plans or arrangements during the six months ended June 30, 2020. We recorded stock-based compensation expense of $2.9 million and $4.9 million during the three months ended June 30, 2020 and 2019, respectively, and $5.6 million and $9.1 million during the six months ended June 30, 2020 and 2019, respectively, which was included in Stock-based compensation expense in the consolidated financial statements.

Restricted and Conditional Awards

Nonvested restricted share awards (“RSAs”), restricted share units (“RSUs”), and performance share units (“PSUs”) at June 30, 2020 and changes during the six months ended June 30, 2020 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2020	283,977	$68.51	331,242	$80.90
Granted (a)	123,944	83.26	90,518	104.65
Vested (b)	(144,520)	68.46	(156,838)	80.42
Forfeited	(5,555)	71.69	(6,715)	88.94
Adjustment (c)	—	—	(25,522)	62.86
Nonvested at June 30, 2020 (d)	257,846	$75.56	232,685	$91.42
__________

(a)
The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing (i) a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period and (ii) future financial performance projections. To estimate the fair value of PSUs granted during the six months ended June 30, 2020, we used a risk-free interest rate of 1.6%, an expected volatility rate of 15.2%, and assumed a dividend yield of zero.

(b)
The grant date fair value of shares vested during the six months ended June 30, 2020 was $22.5 million. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At June 30, 2020 and December 31, 2019, we had an obligation to issue 986,859 and 893,713 shares, respectively, of our common stock underlying such deferred awards, which is recorded within Total stockholders’ equity as a Deferred compensation obligation of $42.0 million and $37.3 million, respectively.

(c)
Vesting and payment of the PSUs is conditioned upon certain company and/or market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. As a result, we recorded adjustments at June 30, 2020 to reflect the number of shares expected to be issued when the PSUs vest.

(d)	At June 30, 2020, total unrecognized compensation expense related to these awards was approximately $26.1 million, with an aggregate weighted-average remaining term of 2.1 years.

W. P. Carey 6/30/2020 10-Q – 33

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to W. P. Carey	$105,300	$66,038	$171,390	$134,532
Net income attributable to nonvested participating RSUs	—	(17)	—	(35)
Net income — basic and diluted	$105,300	$66,021	$171,390	$134,497

Weighted-average shares outstanding — basic	173,401,749	171,304,112	173,325,493	169,280,360
Effect of dilutive securities	71,006	186,513	189,401	240,148
Weighted-average shares outstanding — diluted	173,472,755	171,490,625	173,514,894	169,520,508

For the three and six months ended June 30, 2020 and 2019, potentially dilutive securities excluded from the computation of diluted earnings per share were insignificant.

ATM Program

During the three and six months ended June 30, 2020, we did not issue any shares of our common stock under our ATM Program, which is discussed in the 2019 Annual Report. During the three and six months ended June 30, 2019, we issued 1,116,217 and 5,169,840 shares, respectively, of our common stock under our former ATM Program at a weighted-average price of $80.33 and $77.06 per share, respectively, for net proceeds of $88.3 million and $392.1 million, respectively. As of June 30, 2020, $616.6 million remained available for issuance under our current ATM Program.

Forward Equity Offering

On June 17, 2020, we entered into an underwriting agreement, as well as certain forward sale agreements, with a syndicate of banks acting as underwriters, forward sellers, and/or forward purchasers in connection with an underwritten public offering of 4,750,000 shares of common stock at an initial forward sale price of $68.35 per share. The underwriters were granted a 30-day option to purchase up to an additional 712,500 shares of common stock at the initial forward sale price, which they fully exercised on June 18, 2020. Therefore, at closing on June 22, 2020, the forward purchasers borrowed from third parties and sold to the underwriters an aggregate of 5,462,500 shares of common stock, which the underwriters sold at a gross offering price of $70.00 per share, for gross proceeds of approximately $382.4 million. As a result of this forward construct, we did not receive any proceeds from the sale of such shares at closing.

On June 29, 2020, we settled a portion of the equity forwards by physically delivering 1,463,500 shares of common stock to a forward purchaser for net proceeds of $99.9 million, which were primarily used to partially pay down amounts outstanding under our Unsecured Revolving Credit Facility. As of June 30, 2020, 3,999,000 shares remained outstanding under the forward sale agreements. We expect to settle the forward sale agreements within 18 months of the offering date via physical delivery of the outstanding shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements, subject to certain conditions. The forward sale price that we will receive upon physical settlement of the agreements will be (i) subject to adjustment on a daily basis based on a floating interest rate factor equal to a specified daily rate less a spread (i.e., if the specified daily rate is less than the spread on any day, the interest rate factor will result in a daily reduction of the applicable forward sale price) and (ii) decreased based on amounts related to expected dividends on shares of our common stock during the term of the forward sale agreements.

W. P. Carey 6/30/2020 10-Q – 34

Notes to Consolidated Financial Statements (Unaudited)

We determined that the forward sale agreements meet the criteria for equity classification and are therefore exempt from derivative accounting. We recorded the forward sale agreements at fair value at inception, which we determined to be zero. Subsequent changes to fair value are not required under equity classification.

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended June 30, 2020
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$25,897	$(320,915)	$—	$(295,018)
Other comprehensive income before reclassifications	(5,076)	13,847	—	8,771
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(4,834)	—	—	(4,834)
Interest expense	468	—	—	468
Total	(4,366)	—	—	(4,366)
Net current period other comprehensive income	(9,442)	13,847	—	4,405
Ending balance	$16,455	$(307,068)	$—	$(290,613)

	Three Months Ended June 30, 2019
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$16,051	$(269,264)	$530	$(252,683)
Other comprehensive loss before reclassifications	(1,548)	(4,187)	(541)	(6,276)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(3,405)	—	—	(3,405)
Interest expense	1,547	—	—	1,547
Total	(1,858)	—	—	(1,858)
Net current period other comprehensive loss	(3,406)	(4,187)	(541)	(8,134)
Ending balance	$12,645	$(273,451)	$(11)	$(260,817)

	Six Months Ended June 30, 2020
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$13,048	$(268,715)	$—	$(255,667)
Other comprehensive loss before reclassifications	11,318	(38,353)	—	(27,035)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(8,617)	—	—	(8,617)
Interest expense	706	—	—	706
Total	(7,911)	—	—	(7,911)
Net current period other comprehensive loss	3,407	(38,353)	—	(34,946)
Ending balance	$16,455	$(307,068)	$—	$(290,613)
W. P. Carey 6/30/2020 10-Q – 35

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2019
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$14,102	$(269,091)	$(7)	$(254,996)
Other comprehensive loss before reclassifications	3,856	(4,360)	(4)	(508)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(6,927)	—	—	(6,927)
Interest expense	1,614	—	—	1,614
Total	(5,313)	—	—	(5,313)
Net current period other comprehensive loss	(1,457)	(4,360)	(4)	(5,821)
Ending balance	$12,645	$(273,451)	$(11)	$(260,817)

See Note 9 for additional information on our derivatives activity recognized within Other comprehensive income (loss) for the periods presented.

Dividends Declared

During the second quarter of 2020, our Board declared a quarterly dividend of $1.042 per share, which was paid on July 15, 2020 to stockholders of record as of June 30, 2020.

During the six months ended June 30, 2020, we declared dividends totaling $2.082 per share.

Note 13. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually and intend to do so for the tax year ending December 31, 2020. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and six months ended June 30, 2020 and 2019.

In light of the COVID-19 outbreak during the first quarter of 2020, we are monitoring domestic and international tax considerations and the potential impact on our consolidated financial statements. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (U.S. federal legislation enacted on March 27, 2020 in response to COVID-19) provides that net operating losses incurred in 2018, 2019, or 2020 may be carried back to offset taxable income earned during the five-year period prior to the year in which the net operating loss was incurred. As a result, we recognized a $6.0 million current tax benefit during the six months ended June 30, 2020 by carrying back certain net operating losses, which is included within current tax benefit described below.

Certain of our subsidiaries have elected TRS status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. We also own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. The accompanying consolidated financial statements include an interim tax provision for our TRSs and foreign subsidiaries, as necessary, for the three and six months ended June 30, 2020 and 2019. Current income tax expense was $10.6 million and $3.4 million for the three months ended June 30, 2020 and 2019, respectively, and $10.4 million and $3.1 million for the six months ended June 30, 2020 and 2019, respectively. Provision for income taxes for the six months ended June 30, 2019 included a current tax benefit of approximately $6.3 million due to a change in tax position for state and local taxes.

W. P. Carey 6/30/2020 10-Q – 36

Notes to Consolidated Financial Statements (Unaudited)

Our TRSs and foreign subsidiaries are subject to U.S. federal, state, and foreign income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether the tax benefit of a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. The majority of our deferred tax assets relate to the timing difference between the financial reporting basis and tax basis for stock-based compensation expense. The majority of our deferred tax liabilities relate to differences between the tax basis and financial reporting basis of the assets acquired in acquisitions in which the tax basis of such assets was not stepped up to fair value for income tax purposes. Deferred income tax benefit was $3.0 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively, and $44.5 million and $2.1 million for the six months ended June 30, 2020 and 2019, respectively. Benefit from income taxes for the six months ended June 30, 2020 included a deferred tax benefit of $37.2 million as a result of the release of a deferred tax liability relating to our investment in shares of a cold storage operator (Note 8), which converted to a REIT during the current year period and is therefore no longer subject to federal income taxes, as well as a deferred tax benefit of $6.5 million as a result of the other-than-temporary impairment charges that we recognized on our equity investments in CWI 1 and CWI 2 during the period (Note 8).

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

2020 — During the six months ended June 30, 2020, we sold four properties for total proceeds of $105.1 million, net of selling costs (inclusive of $4.7 million attributable to a noncontrolling interest), and recognized a net gain on these sales totaling $11.8 million (inclusive of $0.6 million attributable to a noncontrolling interest and income taxes totaling less than $0.1 million recognized upon sale). Disposition activity included the sale of one of our two hotel operating properties in January 2020 for total proceeds of $103.5 million, net of selling costs (inclusive of $4.7 million attributable to a noncontrolling interest), which was held for sale as of December 31, 2019 (Note 4). We did not sell any properties during the three months ended June 30, 2020.

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

W. P. Carey 6/30/2020 10-Q – 37

Notes to Consolidated Financial Statements (Unaudited)

Note 15. Segment Reporting

We evaluate our results from operations through our two major business segments: Real Estate and Investment Management. The following tables present a summary of comparative results and assets for these business segments (in thousands):

Real Estate

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Lease revenues	$280,303	$269,802	$562,413	$532,741
Lease termination income and other	1,917	6,304	8,426	9,574
Operating property revenues (a)	1,427	15,436	7,394	31,432
	283,647	291,542	578,233	573,747

Operating Expenses
Depreciation and amortization (b)	107,477	112,666	222,684	224,079
General and administrative (b)	17,472	15,001	32,394	30,189
Reimbursable tenant costs	13,796	13,917	26,971	27,088
Property expenses, excluding reimbursable tenant costs	11,651	9,915	21,726	19,827
Stock-based compensation expense (b)	2,918	3,482	4,888	6,282
Operating property expenses	1,388	10,874	6,611	21,468
Merger and other expenses	935	696	803	842
Impairment charges	—	—	19,420	—
	155,637	166,551	335,497	329,775
Other Income and Expenses
Interest expense	(52,182)	(59,719)	(104,722)	(121,032)
Other gains and (losses)	9,942	(1,362)	4,166	(392)
Equity in earnings of equity method investments in real estate	211	230	1,776	152
(Loss) gain on sale of real estate, net	—	(362)	11,751	571
	(42,029)	(61,213)	(87,029)	(120,701)
Income before income taxes	85,981	63,778	155,707	123,271
(Provision for) benefit from income taxes	(4,117)	(3,019)	27,683	(9,178)
Net Income from Real Estate	81,864	60,759	183,390	114,093
Net (income) loss attributable to noncontrolling interests	(39)	9	(651)	83
Net Income from Real Estate Attributable to W. P. Carey	$81,825	$60,768	$182,739	$114,176

W. P. Carey 6/30/2020 10-Q – 38

Notes to Consolidated Financial Statements (Unaudited)

Investment Management

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Asset management revenue	$4,472	$9,790	$14,361	$19,522
Reimbursable costs from affiliates	2,411	3,821	6,441	7,689
Structuring and other advisory revenue	—	58	494	2,576
	6,883	13,669	21,296	29,787
Operating Expenses
Reimbursable costs from affiliates	2,411	3,821	6,441	7,689
Subadvisor fees	192	1,650	1,469	3,852
Merger and other expenses	139	—	458	—
General and administrative (b)	—	4,728	5,823	10,825
Stock-based compensation expense (b)	—	1,454	691	2,819
Depreciation and amortization (b)	—	966	987	1,932
	2,742	12,619	15,869	27,117
Other Income and Expenses
Equity in earnings (losses) of equity method investments in the Managed Programs	33,772	3,721	(13,583)	9,290
Other gains and (losses)	(1,095)	691	258	676
	32,677	4,412	(13,325)	9,966
Income (loss) before income taxes	36,818	5,462	(7,898)	12,636
(Provision for) benefit from income taxes	(3,478)	(100)	6,414	8,188
Net Income (Loss) from Investment Management	33,340	5,362	(1,484)	20,824
Net income attributable to noncontrolling interests	(9,865)	(92)	(9,865)	(468)
Net Income (Loss) from Investment Management Attributable to W. P. Carey	$23,475	$5,270	$(11,349)	$20,356

Total Company

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$290,530	$305,211	$599,529	$603,534
Operating expenses	158,379	179,170	351,366	356,892
Other income and (expenses)	(9,352)	(56,801)	(100,354)	(110,735)
(Provision for) benefit from income taxes	(7,595)	(3,119)	34,097	(990)
Net income attributable to noncontrolling interests	(9,904)	(83)	(10,516)	(385)
Net income attributable to W. P. Carey	$105,300	$66,038	$171,390	$134,532

	Total Assets at
	June 30, 2020	December 31, 2019
Real Estate	$13,837,831	$13,811,403
Investment Management (c)	118,182	249,515
Total Company	$13,956,013	$14,060,918

__________

W. P. Carey 6/30/2020 10-Q – 39

Notes to Consolidated Financial Statements (Unaudited)

(a)
Operating property revenues from our hotels include (i) less than $0.1 million and $4.1 million for the three months ended June 30, 2020 and 2019, respectively, and $2.8 million and $7.5 million for the six months ended June 30, 2020 and 2019, respectively, generated from a hotel in Bloomington, Minnesota (revenues decreased due to the adverse effect of COVID-19 on the hotel’s operations), and (ii) $3.7 million for the three months ended June 30, 2019, and $1.9 million and $6.6 million for the six months ended June 30, 2020 and 2019, respectively, generated from a hotel in Miami, Florida, which was sold in January 2020 (Note 14).

(b)
Beginning with the second quarter of 2020, general and administrative expenses attributed to our Investment Management segment are comprised of the incremental costs of providing services to the Managed Programs, which are fully reimbursed by those funds (resulting in no net expense for us). All other general and administrative expenses are attributed to our Real Estate segment. Previously, general and administrative expenses were allocated based on time incurred by our personnel for the Real Estate and Investment Management segments. In addition, beginning with the second quarter of 2020, stock-based compensation expense and depreciation and amortization expense are fully recognized within our Real Estate segment. In light of the termination of the advisory agreements with CWI 1 and CWI 2 in connection with the WLT management internalization (Note 3), we now view essentially all assets, liabilities, and operational expenses as part of our Real Estate segment, other than incremental activities that are expected to wind down as we manage CPA:18 – Global and CESH through the end of their respective life cycles (Note 2). These changes within the segments had no impact on our consolidated financial statements.

(c)
Following the WLT management internalization and redemption of the special general partner interests in CWI 1 and CWI 2 on April 13, 2020, we no longer own equity investments in those funds, which were previously included within our Investment Management segment (Note 2, Note 3, Note 7). Our investment in shares of common stock of WLT is included within our Real Estate segment (as an equity method investment in real estate) (Note 7). In addition, we allocated $34.3 million of goodwill within our Investment Management segment during the six months ended June 30, 2020, since the WLT management internalization resulted in a sale of a portion of our Investment Management business (Note 3, Note 6).

W. P. Carey 6/30/2020 10-Q – 40

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

Business Overview

As described in more detail in Item 1 of the 2019 Annual Report, we are a diversified net lease REIT with a portfolio of operationally-critical, commercial real estate that includes 1,216 net lease properties covering approximately 142 million square feet and 20 operating properties as of June 30, 2020. We invest in high-quality single tenant industrial, warehouse, office, retail, and self-storage properties subject to long-term net leases with built-in rent escalators. Our portfolio is located primarily in the United States and Northern and Western Europe, and we believe it is well-diversified by tenant, property type, geographic location, and tenant industry.

We also earn fees and other income by managing the portfolios of the Managed Programs through our investment management business. We no longer raise capital for new or existing funds, but currently expect to continue managing CPA:18 – Global and CESH through the end of their respective life cycles (Note 1, Note 3).

Significant Developments

COVID-19

The global COVID-19 pandemic has created significant uncertainty and economic disruption, both in the near-term and likely longer-term. The extent to which this pandemic could affect our financial condition, liquidity, and results of operations is difficult to predict and depends on evolving factors, including: duration, scope, government actions, and other social responses.

The impact of the pandemic both in the United States and globally has been rapidly evolving. The outbreak has triggered a period of global economic slowdown with no known duration and is expected to have a continuing adverse impact on commercial and economic activity, leading to uncertainty in market conditions for the foreseeable future. The rapid development and fluidity of this situation is without precedent in modern history and the ultimate adverse impact of the COVID-19 pandemic is currently unknown. Consequently, the COVID-19 pandemic presents material uncertainty and risk with respect to our performance and financial results, including to our results of operations and to the estimated fair values of our investments and properties. It is also increasing the likelihood of deterioration in the financial condition of our tenants (which could negatively impact defaults and occupancy, among other metrics) and is subjecting us to potential risks arising from rapid changes in law and regulatory policy. In addition, conditions in the bank lending, capital, and other financial markets may continue to deteriorate as a result of the pandemic, causing our access to capital and other sources of funding to become constrained, which could adversely affect the terms or even availability of future borrowings, renewals, and refinancings.

We are closely monitoring the impact of COVID-19 on all aspects of our business, including the safety and health of our employees, our portfolio, and tenant credit health, as well as our liquidity, capital allocation, and balance sheet management.

One of our core principles is our proactive approach to asset management. As such, we continue to actively engage in discussions with our tenants regarding the impact of COVID-19 on their business operations, liquidity, and financial position. Through the date of this Report, we received from tenants approximately 96% of contractual base rent that was due during the second quarter of 2020 (based on contractual minimum annualized base rent (“ABR”) as of March 31, 2020) and approximately 98% of contractual base rent that was due in July (based on ABR as of June 30, 2020).

In addition, for both the three and six months ended June 30, 2020, approximately $0.5 million of rental revenue recognized within AFFO (0.2% of the total) has been deferred and is expected to be collected within one year. Remaining rental revenue recognized within AFFO for those periods has been collected as of the date of this Report.

W. P. Carey 6/30/2020 10-Q – 41

Given the significant uncertainty around the duration and severity of the impact of COVID-19, we are unable to predict the impact it will have on our tenants’ continued ability to pay rent. Therefore, information provided regarding second quarter and July rent collections should not serve as an indication of expected future rent collections.

As of June 30, 2020, we had $137.2 million of cash and cash equivalents, approximately $1.8 billion of available capacity under our Unsecured Revolving Credit Facility, and available proceeds under our forward sale agreements of approximately $269.1 million (based on 3,999,000 remaining shares outstanding and a net offering price of $67.30 as of that date), as well as continued access to the capital markets. Our Senior Unsecured Credit Facility, which we amended and restated on February 20, 2020, includes a $1.8 billion Unsecured Revolving Credit Facility and Unsecured Term Loans outstanding totaling $290.8 million as of June 30, 2020 (Note 10), and is scheduled to mature on February 20, 2025. As of June 30, 2020, scheduled debt principal payments total $128.9 million through December 31, 2020 and $372.6 million through December 31, 2021, and our Senior Unsecured Notes do not start to mature until January 2023 (Note 10).

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

CWI 1 and CWI 2 Merger and Management Internalization

The CWI 1 and CWI 2 Merger was approved by the stockholders of CWI 1 and CWI 2 on April 8, 2020 and closed on April 13, 2020. Subsequently, CWI 2 was renamed Watermark Lodging Trust, Inc. (“WLT”). In connection with the CWI 1 and CWI 2 Merger, our advisory agreements with them terminated, management was internalized, the operating partnerships of each of CWI 1 and CWI 2 redeemed the special general partner interests that we previously held, and we entered into a transition services agreement, under which we provide certain transition services at cost to WLT for, what is currently expected to be, a period of approximately 12 months from closing (Note 3).

Financial Highlights

During the six months ended June 30, 2020, we completed the following (as further described in the consolidated financial statements):

Real Estate

Investments

•	We acquired five investments totaling $270.6 million (Note 4).

•	We completed three construction projects at a cost totaling $140.0 million (Note 4).

•
We committed $26.8 million (based on the exchange rate of the euro at June 30, 2020) to fund an expansion project for an existing tenant at a warehouse facility in Azambuja, Portugal, which we currently expect to complete in the third quarter of 2020 (Note 4).

Dispositions

•
As part of our active capital recycling program, we disposed of four properties for total proceeds of $105.1 million, net of selling costs (inclusive of $4.7 million attributable to a noncontrolling interest). Disposition activity included the sale of one of our two hotel operating properties in January 2020 for total proceeds of $103.5 million, net of selling costs (inclusive of $4.7 million attributable to a noncontrolling interest) (Note 14).

W. P. Carey 6/30/2020 10-Q – 42

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

•
On June 17, 2020, we entered into an underwriting agreement, as well as certain forward sale agreements, with a syndicate of banks acting as underwriters, forward sellers, and/or forward purchasers in connection with an underwritten public offering of 4,750,000 shares of common stock at an initial forward sale price of $68.35 per share. The underwriters were granted a 30-day option to purchase up to an additional 712,500 shares of common stock at the initial forward sale price, which they fully exercised on June 18, 2020. Therefore, at closing on June 22, 2020, the forward purchasers borrowed from third parties and sold to the underwriters an aggregate of 5,462,500 shares of common stock, which the underwriters sold at a gross offering price of $70.00 per share, for gross proceeds of approximately $382.4 million. On June 29, 2020, we settled a portion of the equity forwards by physically delivering 1,463,500 shares of common stock to a forward purchaser for net proceeds of $99.9 million, which were primarily used to partially pay down amounts outstanding under our Unsecured Revolving Credit Facility. As of June 30, 2020, 3,999,000 shares remained outstanding under the forward sale agreements. We expect to settle the forward sale agreements within 18 months of the offering date via physical delivery of the outstanding shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements, subject to certain conditions (Note 12).

Investment Management

CWI 1 and CWI 2 Merger

On April 13, 2020, the CWI 1 and CWI 2 Merger closed (Note 3).

•
In connection with the termination of our advisory agreements with CWI 1 and CWI 2, the operating partnerships of each of CWI 1 and CWI 2 redeemed the special general partner interests that we previously held, for which we received 1,300,000 shares of CWI 2 preferred stock with a fair value of $46.3 million and 2,840,549 shares in CWI 2 Class A common stock with a fair value of $11.6 million; in connection with this redemption, we recognized a non-cash net gain on sale of $33.0 million, which was included within Equity in earnings of equity method investments in the Managed Programs and real estate in the consolidated statements of income for both the three and six months ended June 30, 2020. The carrying value of our investment in WLT preferred stock (formerly CWI 2 preferred stock) was $46.3 million as of June 30, 2020, and is included within Other assets, net on our consolidated balance sheets as available-for-sale debt securities (Note 8).

•
We exchanged our 6,074,046 shares of CWI 1 common stock for 5,531,025 shares of CWI 2 Class A common stock, based on the exchange ratio set forth in the merger agreement. In addition, prior to the closing of the CWI 1 and CWI 2 Merger, we owned 3,836,669 shares of CWI 2 Class A common stock. Together with the 2,840,549 shares in CWI 2 Class A common stock received (as described above), following the closing of the CWI 1 and CWI 2 Merger (and CWI 2 being renamed WLT), we own 12,208,243 shares of WLT Class A common stock, which we account for as an equity method investment and which had a carrying value of $49.2 million as of June 30, 2020 (Note 7). The aggregate carrying value of our investments in preferred shares and shares of common stock of WLT totaled approximately $95.5 million as of June 30, 2020.

Assets Under Management

•
As of June 30, 2020, we managed total assets of approximately $2.7 billion on behalf of CPA:18 – Global and CESH. We expect that the vast majority of our Investment Management earnings going forward will be generated from asset management fees and our ownership interests in CPA:18 – Global and CESH.

Dividends to Stockholders

We declared cash dividends totaling $2.082 per share during the six months ended June 30, 2020, comprised of two quarterly dividends per share of $1.040 and $1.042.

W. P. Carey 6/30/2020 10-Q – 43

Consolidated Results

(in thousands, except shares)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues from Real Estate	$283,647	$291,542	$578,233	$573,747
Revenues from Investment Management	6,883	13,669	21,296	29,787
Total revenues	290,530	305,211	599,529	603,534

Net income from Real Estate attributable to W. P. Carey	81,825	60,768	182,739	114,176
Net income (loss) from Investment Management attributable to W. P. Carey	23,475	5,270	(11,349)	20,356
Net income attributable to W. P. Carey	105,300	66,038	171,390	134,532

Dividends declared	182,448	177,741	363,008	353,960

Net cash provided by operating activities			340,051	328,160
Net cash used in investing activities			(202,371)	(307,355)
Net cash used in financing activities			(183,556)	(181,651)

Supplemental financial measures (a):
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Real Estate	191,680	199,824	401,679	388,146
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Investment Management	6,230	8,641	12,771	22,086
Adjusted funds from operations attributable to W. P. Carey (AFFO)	197,910	208,465	414,450	410,232

Diluted weighted-average shares outstanding (b)	173,472,755	171,490,625	173,514,894	169,520,508
__________

(a)
We consider AFFO, a supplemental measure that is not defined by GAAP (a “non-GAAP measure”), to be an important measure in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

(b)
Amounts for the three and six months ended June 30, 2020 reflect the impact of issuing 6,672,412 shares of our common stock under our current and former ATM Programs during the year ended December 31, 2019 (Note 12).

Revenues and Net Income Attributable to W. P. Carey

Total revenues decreased for the three and six months ended June 30, 2020 as compared to the same periods in 2019. Real Estate revenue decreased for the three months ended June 30, 2020 as compared to the same period in 2019 primarily due to lower revenues from hotel operating properties (we sold one hotel in January 2020 (Note 14) and our remaining hotel was adversely impacted by COVID-19) and lower lease termination income and other, partially offset by higher lease revenues (primarily from property acquisition activity, partially offset by the adverse impact of COVID-19 and property dispositions). Real Estate revenue increased for the six months ended June 30, 2020 as compared to the same period in 2019 due to higher lease revenues, partially offset by lower revenues from hotel operating properties. Investment Management revenue decreased primarily due to lower asset management revenue earned from the Managed Programs following the termination of our advisory agreements in connection with the closing of the CWI 1 and CWI 2 Merger on April 13, 2020 (Note 3).

Net income attributable to W. P. Carey increased for the three months ended June 30, 2020 as compared to the same period in 2019, due to increases within our Real Estate and Investment Management segments. Net income from Real Estate attributable to W. P. Carey increased primarily due to the impact of real estate acquisitions and lower interest expense (substantially due to the reduction in our mortgage debt outstanding since April 1, 2019). Net income from Investment Management attributable to W. P. Carey increased primarily due to a non-cash net gain recognized on the redemption of our special general partner interests in CWI 1 and CWI 2 in connection with the CWI 1 and CWI 2 Merger (Note 3).

W. P. Carey 6/30/2020 10-Q – 44

Net income attributable to W. P. Carey increased for the six months ended June 30, 2020 as compared to the same period in 2019, due to increases within our Real Estate segment, partially offset by decreases within our Investment Management segment. Net income from Real Estate attributable to W. P. Carey increased primarily due to a deferred tax benefit as a result of the release of a deferred tax liability relating to our investment in shares of a cold storage operator during the current year period (Note 13), the impact of real estate acquisitions, lower interest expense, and a higher gain on sale of real estate (Note 14). These increases were partially offset by impairment charges recognized during the current year period (Note 8). Net income from Investment Management attributable to W. P. Carey decreased primarily due to other-than-temporary impairment charges recognized on our equity investments in CWI 1 and CWI 2 during the current year period (Note 8), partially offset by the non-cash net gain recognized on the redemption of our special general partner interests in CWI 1 and CWI 2 (Note 3).

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased for the six months ended June 30, 2020 as compared to the same period in 2019, primarily due to an increase in cash flow generated from properties acquired during 2019 and 2020, a decrease in interest expense, and scheduled rent increases at existing properties, partially offset by a decrease in cash flow as a result of property dispositions during 2019 and 2020, as well as the adverse impact of COVID-19 on rent collections.

AFFO

AFFO decreased for the three months ended June 30, 2020 as compared to the same period in 2019, primarily due to lower Investment Management revenues and distributions, as well as lower lease termination income and other, partially offset by lower interest expense, higher lease revenues, and lower general and administrative expenses.

AFFO increased for the six months ended June 30, 2020 as compared to the same period in 2019, primarily due to lower interest expense, higher lease revenues, and lower general and administrative expenses, partially offset by lower Investment Management revenues and distributions.

W. P. Carey 6/30/2020 10-Q – 45

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

Portfolio Summary

	June 30, 2020	December 31, 2019
Number of net-leased properties	1,216	1,214
Number of operating properties (a)	20	21
Number of tenants (net-leased properties)	352	345
Total square footage (net-leased properties, in thousands)	141,880	139,982
Occupancy (net-leased properties)	98.9%	98.8%
Weighted-average lease term (net-leased properties, in years)	10.7	10.7
Number of countries	25	25
Total assets (in thousands)	$13,956,013	$14,060,918
Net investments in real estate (in thousands)	11,876,419	11,916,745

	Six Months Ended June 30,
	2020	2019
Acquisition volume (in millions)	$270.6	$308.0
Construction projects completed (in millions)	140.0	79.4
Average U.S. dollar/euro exchange rate	1.1013	1.1297
Average U.S. dollar/British pound sterling exchange rate	1.2609	1.2931
Change in the U.S. CPI (b)	0.3%	1.9%
Change in the Germany CPI (b)	0.8%	1.4%
Change in the Poland CPI (b)	2.1%	2.1%
Change in the Netherlands CPI (b)	0.7%	1.8%
Change in the Spain CPI (b)	(0.7)%	0.4%

__________

(a)
At June 30, 2020, operating properties consisted of 19 self-storage properties (of which we consolidated ten, with an average occupancy of 92.0% as of June 30, 2020) and one hotel property with an average occupancy of 30.2% for the six months ended June 30, 2020 (due to the adverse effect of COVID-19). We sold one of our hotel properties in January 2020 (Note 14). At December 31, 2019, operating properties consisted of 19 self-storage properties (of which we consolidated ten) and two hotel properties.

(b)
Many of our lease agreements include contractual increases indexed to changes in the CPI or similar indices in the jurisdictions in which the properties are located. When there is a decrease in CPI, rent does not decrease, since the minimum adjustment to rent will be 0% or higher.

W. P. Carey 6/30/2020 10-Q – 46

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at June 30, 2020 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Description	Number of Properties	ABR	ABR Percent	Weighted-Average Lease Term (Years)
U-Haul Moving Partners Inc. and Mercury Partners, LP	Net lease self-storage properties in the U.S.	78	$38,751	3.4%	3.8
Hellweg Die Profi-Baumärkte GmbH & Co. KG (a)	Do-it-yourself retail properties in Germany	42	33,381	2.9%	16.7
State of Andalucía (a)	Government office properties in Spain	70	28,726	2.5%	14.5
Metro Cash & Carry Italia S.p.A. (a)	Business-to-business wholesale stores in Italy and Germany	20	27,124	2.4%	6.8
Pendragon PLC (a)	Automotive dealerships in the United Kingdom	69	20,866	1.8%	9.9
Extra Space Storage, Inc.	Net lease self-storage properties in the U.S.	27	20,332	1.8%	23.8
Marriott Corporation	Net lease hotel properties in the U.S.	18	20,065	1.8%	3.4
Nord Anglia Education, Inc.	K-12 private schools in the U.S.	3	19,138	1.7%	23.2
Forterra, Inc. (a) (b)	Industrial properties in the U.S. and Canada	27	18,713	1.7%	23.0
Advance Auto Parts, Inc.	Distribution facilities in the U.S.	30	18,345	1.6%	12.6
Total		384	$245,441	21.6%	12.9
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Of the 27 properties leased to Forterra, Inc., 25 are located in the United States and two are located in Canada.

W. P. Carey 6/30/2020 10-Q – 47

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
United States
South
Texas	$102,877	9.1%	11,723	8.3%
Florida	47,753	4.2%	4,033	2.8%
Georgia	29,005	2.6%	4,024	2.8%
Tennessee	19,330	1.7%	2,874	2.0%
Alabama	15,382	1.4%	2,397	1.7%
Other (b)	12,855	1.1%	2,263	1.6%
Total South	227,202	20.1%	27,314	19.2%
East
North Carolina	32,902	2.9%	8,052	5.7%
Pennsylvania	26,503	2.3%	3,210	2.3%
Massachusetts	21,309	1.9%	1,407	1.0%
New Jersey	19,554	1.7%	1,100	0.8%
South Carolina	15,383	1.4%	4,321	3.0%
Virginia	13,567	1.2%	1,430	1.0%
New York	13,347	1.2%	1,392	1.0%
Other (b)	34,095	3.0%	6,594	4.6%
Total East	176,660	15.6%	27,506	19.4%
Midwest
Illinois	49,906	4.4%	5,973	4.2%
Minnesota	25,964	2.3%	2,352	1.7%
Indiana	18,308	1.6%	2,827	2.0%
Wisconsin	15,920	1.4%	3,164	2.2%
Ohio	14,866	1.3%	3,153	2.2%
Michigan	14,171	1.2%	2,132	1.5%
Other (b)	27,088	2.4%	4,697	3.3%
Total Midwest	166,223	14.6%	24,298	17.1%
West
California	60,906	5.4%	5,183	3.7%
Arizona	34,123	3.0%	3,648	2.6%
Other (b)	53,650	4.7%	5,405	3.8%
Total West	148,679	13.1%	14,236	10.1%
United States Total	718,764	63.4%	93,354	65.8%
International
Germany	66,504	5.9%	7,113	5.0%
Poland	52,303	4.6%	7,215	5.1%
The Netherlands	50,388	4.4%	6,853	4.8%
Spain	49,458	4.4%	4,226	3.0%
United Kingdom	45,260	4.0%	4,035	2.8%
Italy	25,523	2.2%	2,386	1.7%
Croatia	16,745	1.5%	1,784	1.3%
Denmark	14,862	1.3%	2,408	1.7%
France	13,487	1.2%	1,347	0.9%
Canada	12,769	1.1%	2,103	1.5%
Finland	11,404	1.0%	949	0.7%
Other (c)	56,889	5.0%	8,107	5.7%
International Total	415,592	36.6%	48,526	34.2%
Total	$1,134,356	100.0%	141,880	100.0%

W. P. Carey 6/30/2020 10-Q – 48

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
Industrial	$274,448	24.2%	48,664	34.3%
Office	256,384	22.6%	17,199	12.1%
Warehouse	251,008	22.1%	47,073	33.2%
Retail (d)	195,618	17.3%	17,546	12.4%
Self Storage (net lease)	59,083	5.2%	5,810	4.1%
Other (e)	97,815	8.6%	5,588	3.9%
Total	$1,134,356	100.0%	141,880	100.0%
__________

(a)	Includes square footage for any vacant properties.

(b)
Other properties within South include assets in Louisiana, Arkansas, Oklahoma, and Mississippi. Other properties within East include assets in Kentucky, Maryland, Connecticut, West Virginia, New Hampshire, and Maine. Other properties within Midwest include assets in Missouri, Kansas, Nebraska, Iowa, North Dakota, and South Dakota. Other properties within West include assets in Colorado, Utah, Oregon, Washington, Nevada, Hawaii, New Mexico, Wyoming, Montana, and Alaska.

(c)	Includes assets in Lithuania, Mexico, Norway, Hungary, the Czech Republic, Austria, Portugal, Sweden, Japan, Slovakia, Latvia, Belgium, and Estonia.

(d)	Includes automotive dealerships.

(e)	Includes ABR from tenants within the following property types: education facility, hotel (net lease), fitness facility, laboratory, theater, and student housing (net lease).

W. P. Carey 6/30/2020 10-Q – 49

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	ABR Percent	Square Footage	Square Footage Percent
Retail Stores (a)	$253,684	22.4%	32,667	23.0%
Consumer Services	98,538	8.7%	7,482	5.3%
Automotive	76,936	6.8%	12,579	8.9%
Cargo Transportation	61,076	5.4%	9,313	6.6%
Business Services	60,938	5.4%	5,312	3.7%
Grocery	57,243	5.0%	6,549	4.6%
Healthcare and Pharmaceuticals	55,579	4.9%	4,905	3.5%
Construction and Building	42,642	3.8%	7,673	5.4%
Beverage, Food, and Tobacco	42,034	3.7%	5,175	3.6%
Capital Equipment	40,064	3.5%	6,550	4.6%
Hotel and Leisure	39,861	3.5%	2,254	1.6%
Sovereign and Public Finance	39,394	3.5%	3,364	2.4%
Containers, Packaging, and Glass	36,007	3.2%	6,186	4.4%
High Tech Industries	29,696	2.6%	3,347	2.4%
Durable Consumer Goods	28,987	2.5%	6,657	4.7%
Insurance	25,032	2.2%	1,749	1.2%
Banking	19,442	1.7%	1,247	0.9%
Telecommunications	16,771	1.5%	1,571	1.1%
Aerospace and Defense	16,493	1.4%	1,504	1.1%
Media: Advertising, Printing, and Publishing	14,782	1.3%	1,615	1.1%
Non-Durable Consumer Goods	14,356	1.3%	5,235	3.7%
Media: Broadcasting and Subscription	12,878	1.1%	784	0.5%
Wholesale	12,420	1.1%	2,005	1.4%
Chemicals, Plastics, and Rubber	12,235	1.1%	1,403	1.0%
Other (b)	27,268	2.4%	4,754	3.3%
Total	$1,134,356	100.0%	141,880	100.0%
__________

(a)	Includes automotive dealerships.

(b)
Includes ABR from tenants in the following industries: metals and mining, oil and gas, environmental industries, electricity, consumer transportation, forest products and paper, real estate, and finance. Also includes square footage for vacant properties.

W. P. Carey 6/30/2020 10-Q – 50

Lease Expirations
(in thousands, except percentages and number of leases)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage	Square Footage Percent
Remaining 2020	18	16	$8,683	0.8%	1,221	0.9%
2021	33	23	29,631	2.6%	3,011	2.1%
2022	31	29	48,085	4.2%	4,048	2.9%
2023	36	30	48,033	4.2%	6,046	4.3%
2024	78	52	112,555	9.9%	14,295	10.1%
2025	64	32	60,023	5.3%	7,411	5.2%
2026	36	23	52,611	4.6%	7,837	5.5%
2027	44	27	72,039	6.4%	8,226	5.8%
2028	42	24	61,233	5.4%	4,829	3.4%
2029	31	18	36,554	3.2%	4,561	3.2%
2030	27	21	68,852	6.1%	6,104	4.3%
2031	66	16	67,927	6.0%	8,154	5.7%
2032	36	15	46,866	4.1%	6,640	4.7%
2033	21	15	57,661	5.1%	7,707	5.4%
Thereafter (>2033)	222	90	363,603	32.1%	50,162	35.4%
Vacant	—	—	—	—%	1,628	1.1%
Total	785		$1,134,356	100.0%	141,880	100.0%
__________

(a)	Assumes tenants do not exercise any renewal options or purchase options.

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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of June 30, 2020. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

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

W. P. Carey 6/30/2020 10-Q – 51

Real Estate — Property Level Contribution

The following table presents the Property level contribution for our consolidated net-leased and operating properties within our Real Estate segment, as well as a reconciliation to Net income from Real Estate attributable to W. P. Carey (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Existing Net-Leased Properties
Lease revenues	$260,817	$260,818	$(1)	$524,557	$518,843	$5,714
Depreciation and amortization	(97,464)	(99,655)	2,191	(203,372)	(195,312)	(8,060)
Reimbursable tenant costs	(13,484)	(13,760)	276	(26,539)	(26,880)	341
Property expenses	(11,304)	(8,671)	(2,633)	(21,142)	(17,313)	(3,829)
Property level contribution	138,565	138,732	(167)	273,504	279,338	(5,834)
Recently Acquired Net-Leased Properties
Lease revenues	19,486	5,327	14,159	37,814	6,148	31,666
Depreciation and amortization	(7,803)	(2,091)	(5,712)	(15,175)	(2,358)	(12,817)
Reimbursable tenant costs	(312)	(76)	(236)	(432)	(76)	(356)
Property expenses	(258)	(199)	(59)	(443)	(286)	(157)
Property level contribution	11,113	2,961	8,152	21,764	3,428	18,336
Existing Operating Properties
Operating property revenues	1,427	11,741	(10,314)	5,504	24,834	(19,330)
Depreciation and amortization	(987)	(7,589)	6,602	(2,606)	(17,008)	14,402
Operating property expenses	(1,388)	(6,399)	5,011	(4,716)	(13,087)	8,371
Property level contribution	(948)	(2,247)	1,299	(1,818)	(5,261)	3,443
Properties Sold or Held for Sale
Lease revenues	—	3,657	(3,657)	42	7,750	(7,708)
Operating property revenues	—	3,695	(3,695)	1,890	6,598	(4,708)
Depreciation and amortization	—	(3,021)	3,021	(4)	(8,778)	8,774
Reimbursable tenant costs	—	(81)	81	—	(132)	132
Property expenses	(89)	(1,045)	956	(141)	(2,228)	2,087
Operating property expenses	—	(4,475)	4,475	(1,895)	(8,381)	6,486
Property level contribution	(89)	(1,270)	1,181	(108)	(5,171)	5,063
Property Level Contribution	148,641	138,176	10,465	293,342	272,334	21,008
Add: Lease termination income and other	1,917	6,304	(4,387)	8,426	9,574	(1,148)
Less other expenses:
General and administrative	(17,472)	(15,001)	(2,471)	(32,394)	(30,189)	(2,205)
Stock-based compensation expense	(2,918)	(3,482)	564	(4,888)	(6,282)	1,394
Corporate depreciation and amortization	(1,223)	(310)	(913)	(1,527)	(623)	(904)
Merger and other expenses	(935)	(696)	(239)	(803)	(842)	39
Impairment charges	—	—	—	(19,420)	—	(19,420)
Other Income and Expenses
Interest expense	(52,182)	(59,719)	7,537	(104,722)	(121,032)	16,310
Other gains and (losses)	9,942	(1,362)	11,304	4,166	(392)	4,558
Equity in earnings of equity method investments in real estate	211	230	(19)	1,776	152	1,624
(Loss) gain on sale of real estate, net	—	(362)	362	11,751	571	11,180
	(42,029)	(61,213)	19,184	(87,029)	(120,701)	33,672
Income before income taxes	85,981	63,778	22,203	155,707	123,271	32,436
(Provision for) benefit from income taxes	(4,117)	(3,019)	(1,098)	27,683	(9,178)	36,861
Net Income from Real Estate	81,864	60,759	21,105	183,390	114,093	69,297
Net (income) loss attributable to noncontrolling interests	(39)	9	(48)	(651)	83	(734)
Net Income from Real Estate Attributable to W. P. Carey	$81,825	$60,768	$21,057	$182,739	$114,176	$68,563

Also refer to Note 15 for a table presenting the comparative results of our Real Estate segment.

W. P. Carey 6/30/2020 10-Q – 52

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

Existing Net-Leased Properties

Existing net-leased properties are those that we acquired or placed into service prior to January 1, 2019 and that were not sold or held for sale during the periods presented. For the periods presented, there were 1,132 existing net-leased properties, which includes 27 self-storage properties that were reclassified from operating properties to net-leased properties during the year ended December 31, 2019 as a result of entering into net-lease agreements during the second quarter of 2019. For the three and six months ended June 30, 2020 as compared to the same periods in 2019, for these 27 properties, lease revenues increased by $4.1 million and $9.6 million, respectively, depreciation and amortization increased by $1.8 million and $9.7 million, respectively, and property expenses increased by $0.2 million and $0.4 million, respectively, within Existing Net-Leased Properties.

In addition to the increases in lease revenues due to the reclassification of 27 self-storage properties from operating properties to net-leased properties, described above, for the three and six months ended June 30, 2020 as compared to the same periods in 2019, lease revenues from existing net-leased properties increased by $2.8 million and $5.2 million, respectively, related to scheduled rent increases. These increases were substantially or partially offset by decreases of $7.8 million and $8.2 million, respectively, due to rents not collected as a result of COVID-19. Additionally, increases from new leases, completed construction projects at existing properties, and lease restructurings were substantially offset by the impact of the weakening of foreign currencies (primarily the euro) in relation to the U.S. dollar between the periods and lease expirations.

For the three months ended June 30, 2020 as compared to the same period in 2019, depreciation and amortization expense from existing net-leased properties decreased due to the weakening of foreign currencies (primarily the euro) in relation to the U.S. dollar between the periods, partially offset by the impact of completed construction projects on existing properties and the increase in depreciation and amortization expense from the 27 self-storage properties described above. For the six months ended June 30, 2020 as compared to the same period in 2019, depreciation and amortization expense from existing net-leased properties increased due to the impact of completed construction projects on existing properties and the increase in depreciation and amortization expense from the 27 self-storage properties described above, partially offset by the weakening of foreign currencies (primarily the euro) in relation to the U.S. dollar between the periods.

Property expenses from existing net-leased properties increased primarily due to tenant vacancies during 2019 and 2020 (which resulted in property expenses no longer being reimbursable), and certain reimbursable expenses being deemed not collectible as a result of COVID-19.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2018 and that were not sold or held for sale during the periods presented. Since January 1, 2019, we acquired 28 investments comprised of 49 properties (five of which we acquired during the first quarter of 2019, 12 of which we acquired during the second quarter of 2019, six of which we acquired during the third quarter of 2019, 21 of which we acquired during the fourth quarter of 2019, four of which we acquired during the first quarter of 2020, and one of which we acquired during the second quarter of 2020). We also placed one property into service during the first quarter of 2019, one property into service during the fourth quarter of 2019, and one property into service during the second quarter of 2020.

Existing Operating Properties

Existing operating properties are those that we acquired or placed into service prior to January 1, 2019 and that were not sold or held for sale during the periods presented. For the periods presented, there were 11 existing operating properties, comprised of ten self-storage operating properties (which excludes nine self-storage properties accounted for under the equity method) and one hotel operating property. These 11 existing operating properties exclude 27 self-storage properties that were reclassified from operating properties to net-leased properties during the year ended December 31, 2019, as described in Existing Net-Leased Properties above. For the three and six months ended June 30, 2020 as compared to the same periods in 2019, for these

W. P. Carey 6/30/2020 10-Q – 53

27 properties, operating property revenues decreased by $6.1 million and $14.3 million, respectively, depreciation and amortization decreased by $6.0 million and $13.8 million, respectively, and operating property expenses decreased by $2.7 million and $5.7 million, respectively, within Existing Operating Properties. In addition, for the three and six months ended June 30, 2020 as compared to the same periods in 2019, for our existing hotel operating property, operating property revenues decreased by $4.0 million and $4.8 million, respectively, and operating property expenses decreased by $2.2 million and $2.5 million, respectively, due to the adverse effect of COVID-19 on the hotel’s operations.

Properties Sold or Held for Sale

During the six months ended June 30, 2020, we disposed of four properties, including one of our two hotel operating properties. During the year ended December 31, 2019, we disposed of 22 properties, including the repayment of a loan receivable.

In addition to the impact on property level contribution related to properties we sold or classified as held for sale during the periods presented, we recognized gains on sale of real estate. The impact of these transactions is described in further detail below and in Note 14.

Other Revenues and Expenses

Lease Termination Income and Other

2020 — For the three and six months ended June 30, 2020, lease termination income and other was $1.9 million and $8.4 million, respectively, primarily comprised of (i) income of $1.0 million and $4.2 million, respectively, related to a lease restructuring in May 2019 that led to the recognition of rent receipts during the first and second quarters of 2020 on claims that were previously deemed uncollectible; (ii) income substantially from a parking garage attached to one of our net-leased properties totaling $0.3 million and $1.3 million, respectively; (iii) interest income from our loans receivable totaling $1.0 million during the six months ended June 30, 2020 (we did not recognize income from our loans receivable during the three months ended June 30, 2020, since such income was deemed uncollectible as a result of COVID-19 (Note 2, Note 5)); and (iv) lease termination income of $0.6 million recognized during the six months ended June 30, 2020.

2019 — For the three and six months ended June 30, 2019, lease termination income and other was $6.3 million and $9.6 million, respectively, primarily comprised of (i) a value-added tax refund of $2.2 million related to a lease restructuring recognized in May 2019; (ii) interest income from our loans receivable totaling $2.1 million and $3.8 million, respectively; (iii) income substantially from a parking garage attached to one of our net-leased properties totaling $0.8 million and $1.6 million, respectively; and (iv) income of $0.8 million and $1.4 million, respectively, from receipt of rent claims from former tenants that were previously deemed uncollectible.

General and Administrative

Beginning with the second quarter of 2020, general and administrative expenses attributed to our Investment Management segment are comprised of the incremental costs of providing services to the Managed Programs, which are fully reimbursed by those funds (resulting in no net expense for us). All other general and administrative expenses are attributed to our Real Estate segment. Previously, general and administrative expenses were allocated based on time incurred by our personnel for the Real Estate and Investment Management segments. In light of the termination of the advisory agreements with CWI 1 and CWI 2 in connection with the WLT management internalization (Note 3), we now view essentially all assets, liabilities, and operational expenses as part of our Real Estate segment, other than incremental activities that are expected to wind down as we manage CPA:18 – Global and CESH through the end of their respective life cycles (Note 2). This change within the segments had no impact on our consolidated financial statements.

Stock-based Compensation Expense

Beginning with the second quarter of 2020, stock-based compensation expense is fully recognized within our Real Estate segment. In light of the termination of the advisory agreements with CWI 1 and CWI 2 in connection with the WLT management internalization (Note 3), we believe that this allocation methodology is appropriate, as described above (Note 2). This change within the segments had no impact on our consolidated financial statements.

For the six months ended June 30, 2020 as compared to the same period in 2019, stock-based compensation expense allocated to our Real Estate segment decreased by $1.4 million, primarily due to a decrease in the expected payout of certain share-based payment awards.

W. P. Carey 6/30/2020 10-Q – 54

Impairment Charges

Our impairment charges are more fully described in Note 8.

During the six months ended June 30, 2020, we recognized impairment charges totaling $16.0 million on two properties leased to the same tenant in order to reduce the carrying values of the properties to their estimated fair values, due to potential property vacancies. In addition, we recognized an impairment charge of $3.4 million on a property in order to reduce the carrying value of the property to its estimated fair value, which approximated its estimated selling price.

Interest Expense

For the three and six months ended June 30, 2020 as compared to the same periods in 2019, interest expense decreased by $7.5 million and $16.3 million, respectively, primarily due to the reduction of our mortgage debt outstanding by prepaying or repaying at maturity a total of $1.2 billion of non-recourse mortgage loans with a weighted-average interest rate of 4.4% since January 1, 2019 (Note 10), partially offset by two offerings of senior unsecured notes totaling $878.4 million (based on the exchange rate of the euro on the dates of issuance for our euro-denominated senior unsecured notes) with a weighted-average interest rate of 2.3% completed during 2019. Our average outstanding debt balance was $6.3 billion and $6.2 billion for the three months ended June 30, 2020 and 2019, respectively, and $6.2 billion and $6.3 billion for the six months ended June 30, 2020 and 2019, respectively. Our weighted-average interest rate was 3.1% and 3.5% for the three months ended June 30, 2020 and 2019, respectively, and 3.1% and 3.5% for the six months ended June 30, 2020 and 2019, respectively.

Other Gains and (Losses)

Other gains and (losses) primarily consists of gains and losses on foreign currency transactions, derivative instruments, and extinguishment of debt. All of our foreign currency-denominated unsecured debt instruments were designated as net investment hedges during the three and six months ended June 30, 2020 and 2019. Therefore, no gains and losses on foreign currency transactions were recognized on the remeasurement of such instruments during those periods (Note 9). We also make certain foreign currency-denominated intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short-term loans, are included in the determination of net income. We recognize allowances for credit losses on finance receivables within Other gains and (losses) (Note 2, Note 5). In addition, we have certain derivative instruments, including common stock warrants, that are not designated as hedges for accounting purposes, for which realized and unrealized gains and losses are included in earnings. We also recognize unrealized gains and losses on movements in the fair value of certain investments within Other gains and (losses). The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

2020 — For the three months ended June 30, 2020, net other gains were $9.9 million. During the period, we recognized realized gains of $4.4 million related to the settlement of foreign currency forward contracts and foreign currency collars and a net release of our allowance for credit losses reserve of $3.6 million (Note 5).

For the six months ended June 30, 2020, net other gains were $4.2 million. During the period, we recognized realized gains of $9.0 million related to the settlement of foreign currency forward contracts and foreign currency collars. These gains were partially offset by net realized and unrealized losses of $2.5 million on foreign currency transactions as a result of changes in foreign currency exchange rates and a net allowance for credit losses of $1.9 million (Note 5).

W. P. Carey 6/30/2020 10-Q – 55

2019 — For the three months ended June 30, 2019, net other losses were $1.4 million. During the period, we recognized unrealized losses of $3.3 million related to a decrease in the fair value of our investment in shares of a cold storage operator and a net loss on extinguishment of debt totaling $3.0 million related to the prepayment of mortgage loans during the period (primarily comprised of prepayment penalties). These losses were partially offset by realized gains of $3.5 million related to the settlement of foreign currency forward contracts and foreign currency collars and interest income of $1.0 million related to our loans to affiliates and deposits with banks.

For the six months ended June 30, 2019, net other losses were $0.4 million. During the period, we recognized a net loss on extinguishment of debt totaling $4.2 million related to the prepayment of mortgage loans during the period (primarily comprised of prepayment penalties) and unrealized losses of $3.3 million related to a decrease in the fair value of our investment in shares of a cold storage operator. These losses were partially offset by realized gains of $7.4 million related to the settlement of foreign currency forward contracts and foreign currency collars.

Equity in Earnings of Equity Method Investments in Real Estate

For the six months ended June 30, 2020 as compared to the same period in 2019, equity in earnings of equity method investments in real estate increased by $1.6 million, primarily due to an increase of $1.8 million from our equity investment in a portfolio of self-storage properties, as a result of an increase in occupancy rates, and an increase of $0.8 million from our equity investment in a portfolio of retail properties, as a result of a lease restructuring in May 2019, partially offset by a decrease of $0.8 million from another equity investment in a portfolio of retail properties, due to rents deemed uncollectible during the current year period as a result of COVID-19.

(Loss) Gain on Sale of Real Estate, Net

Gain on sale of real estate, net, consists of gain on the sale of properties, net of tax that were disposed of during the six months ended June 30, 2020 and 2019. Our dispositions are more fully described in Note 14.

2020 — During the six months ended June 30, 2020, we sold four properties for total proceeds of $105.1 million, net of selling costs (inclusive of $4.7 million attributable to a noncontrolling interest), and recognized a net gain on these sales totaling $11.8 million (inclusive of $0.6 million attributable to a noncontrolling interest and income taxes totaling less than $0.1 million recognized upon sale). Disposition activity included the sale of one of our two hotel operating properties in January 2020, which was held for sale as of December 31, 2019 (Note 4).

2019 — During the three and six months ended June 30, 2019, we sold four and five properties, respectively, for proceeds of $7.7 million and $12.6 million, respectively, net of selling costs, and recognized a net (loss) gain on these sales totaling $(0.3) million and $0.7 million, respectively. In addition, in June 2019, a loan receivable was repaid in full to us for $9.3 million, which resulted in a net loss of $0.1 million.

(Provision for) Benefit from Income Taxes

For the six months ended June 30, 2020, we recognized a benefit from income taxes of $27.7 million, compared to a provision for income taxes of $9.2 million recognized during the six months ended June 30, 2019, within our Real Estate segment. During the six months ended June 30, 2020, we recognized a deferred tax benefit of $37.2 million as a result of the release of a deferred tax liability relating to our investment in shares of a cold storage operator (Note 13), which converted to a REIT during the current year period and is therefore no longer subject to federal income taxes.

W. P. Carey 6/30/2020 10-Q – 56

Investment Management

We earn revenue as the advisor to the Managed Programs. For the periods presented, we acted as advisor to the following Managed Programs: CPA:18 – Global, CWI 1 (through April 13, 2020), CWI 2 (through April 13, 2020), and CESH. The CWI 1 and CWI 2 Merger closed on April 13, 2020, and as a result, the advisory agreements with each of CWI 1 and CWI 2 terminated and CWI 2 was renamed Watermark Lodging Trust, Inc., for which we provide certain services pursuant to a transition services agreement (Note 3).

We no longer raise capital for new or existing funds, but we currently expect to continue managing CPA:18 – Global and CESH and earn the various fees described below through the end of their respective life cycles (Note 1, Note 3). As of June 30, 2020, we managed total assets of approximately $2.7 billion on behalf of the Managed Programs.

Below is a summary of comparative results of our Investment Management segment (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Revenues
Asset management revenue
CPA:18 – Global	$2,877	$2,859	$18	$5,880	$5,727	$153
CWI 1	479	3,563	(3,084)	3,795	7,126	(3,331)
CWI 2	388	2,683	(2,295)	3,071	5,367	(2,296)
CESH	728	685	43	1,615	1,302	313
	4,472	9,790	(5,318)	14,361	19,522	(5,161)
Reimbursable costs from affiliates
CPA:18 – Global	643	866	(223)	1,438	1,754	(316)
CWI 1	143	1,711	(1,568)	1,867	3,389	(1,522)
CWI 2	80	1,029	(949)	1,301	2,153	(852)
CESH	416	215	201	706	393	313
WLT	1,129	—	1,129	1,129	—	1,129
	2,411	3,821	(1,410)	6,441	7,689	(1,248)
Structuring and other advisory revenue
CPA:18 – Global	—	3	(3)	198	2,322	(2,124)
CWI 1	—	—	—	—	—	—
CWI 2	—	—	—	296	—	296
CESH	—	55	(55)	—	254	(254)
	—	58	(58)	494	2,576	(2,082)
	6,883	13,669	(6,786)	21,296	29,787	(8,491)
Operating Expenses
Reimbursable costs from affiliates	2,411	3,821	(1,410)	6,441	7,689	(1,248)
Subadvisor fees	192	1,650	(1,458)	1,469	3,852	(2,383)
Merger and other expenses	139	—	139	458	—	458
General and administrative	—	4,728	(4,728)	5,823	10,825	(5,002)
Stock-based compensation expense	—	1,454	(1,454)	691	2,819	(2,128)
Depreciation and amortization	—	966	(966)	987	1,932	(945)
	2,742	12,619	(9,877)	15,869	27,117	(11,248)
Other Income and Expenses
Equity in earnings (losses) of equity method investments in the Managed Programs	33,772	3,721	30,051	(13,583)	9,290	(22,873)
Other gains and (losses)	(1,095)	691	(1,786)	258	676	(418)
	32,677	4,412	28,265	(13,325)	9,966	(23,291)
Income (loss) before income taxes	36,818	5,462	31,356	(7,898)	12,636	(20,534)
(Provision for) benefit from income taxes	(3,478)	(100)	(3,378)	6,414	8,188	(1,774)
Net Income (Loss) from Investment Management	33,340	5,362	27,978	(1,484)	20,824	(22,308)
Net income attributable to noncontrolling interests	(9,865)	(92)	(9,773)	(9,865)	(468)	(9,397)
Net Income (Loss) from Investment Management Attributable to W. P. Carey	$23,475	$5,270	$18,205	$(11,349)	$20,356	$(31,705)
W. P. Carey 6/30/2020 10-Q – 57

Asset Management Revenue

During the periods presented, we earned asset management revenue from (i) CPA:18 – Global based on the value of its real estate-related assets under management, (ii) the CWI REITs, prior to the CWI 1 and CWI 2 Merger, based on the value of their lodging-related real estate assets under management, and (iii) CESH based on its gross assets under management at fair value. Asset management revenue may increase or decrease depending upon changes in the Managed Programs’ asset bases as a result of purchases, sales, or changes in the appraised value of the real estate-related and lodging-related assets in their investment portfolios. For 2020, (i) we received asset management fees from CPA:18 – Global 50% in cash and 50% in shares of its common stock through March 31, 2020; effective as of April 1, 2020, we receive asset management fees from CPA:18 – Global in shares of its common stock, (ii) we primarily received asset management fees from the CWI REITs in shares of their common stock through April 13, 2020 (the date of the CWI 1 and CWI 2 Merger), and (iii) we receive asset management fees from CESH in cash.

Structuring and Other Advisory Revenue

We earn structuring and other advisory revenue when we structure new investments on behalf of the Managed Programs. Since we no longer raise capital for new or existing funds, and we no longer serve as advisor to CWI 1 and CWI 2 (Note 3), structuring and other advisory revenue is expected to be insignificant going forward.

For the six months ended June 30, 2020, structuring and other advisory revenue was comprised of $0.3 million for structuring a mortgage refinancing on behalf of CWI 2 and $0.2 million related to increases in build-to-suit funding commitments for certain CPA:18 – Global investments. For the six months ended June 30, 2019, structuring and other advisory revenue was primarily comprised of $2.3 million for structuring an investment in a new student housing development project on behalf of CPA:18 – Global.

Subadvisor Fees

Pursuant to the terms of the subadvisory agreements we had with the third-party subadvisors in connection with both CWI 1 and CWI 2, we paid a subadvisory fee equal to 20% of the amount of fees paid to us by CWI 1 and 25% of the amount of fees paid to us by CWI 2, including but not limited to: acquisition fees, asset management fees, loan refinancing fees, property management fees, and subordinated disposition fees, each as defined in the advisory agreements we had with each of CWI 1 and CWI 2. We also paid to each subadvisor 20% and 25% of the net proceeds resulting from any sale, financing, or recapitalization or sale of securities of CWI 1 and CWI 2, respectively, by us, the advisor. Upon completion of the CWI 1 and CWI 2 Merger on April 13, 2020 (Note 3), the subadvisory agreements were terminated, and we no longer pay subadvisory fees.

General and Administrative, Stock-based Compensation Expense, and Depreciation and Amortization

Beginning with the second quarter of 2020, general and administrative expenses attributed to our Investment Management segment are comprised of the incremental costs of providing services to the Managed Programs, which are fully reimbursed by those funds (resulting in no net expense for us). All other general and administrative expenses are attributed to our Real Estate segment. Previously, general and administrative expenses were allocated based on time incurred by our personnel for the Real Estate and Investment Management segments. In addition, beginning with the second quarter of 2020, stock-based compensation expense and depreciation and amortization expense are fully recognized within our Real Estate segment. In light of the termination of the advisory agreements with CWI 1 and CWI 2 in connection with the WLT management internalization (Note 3), we now view essentially all assets, liabilities, and operational expenses as part of our Real Estate segment, other than incremental activities that are expected to wind down as we manage CPA:18 – Global and CESH through the end of their respective life cycles (Note 2). These changes within the segments had no impact on our consolidated financial statements.

As discussed in Note 3, certain personnel costs and overhead costs are charged to the remaining Managed Programs and reimbursed to us in accordance with their respective advisory agreements. In addition, following the closing of the CWI 1 and CWI 2 Merger on April 13, 2020, we began recording reimbursements from WLT within our Investment Management segment pursuant to a transition services agreement.

W. P. Carey 6/30/2020 10-Q – 58

Equity in Earnings (Losses) of Equity Method Investments in the Managed Programs

Equity in earnings of equity method investments in the Managed Programs is recognized in accordance with GAAP (Note 7). In addition, we are entitled to receive distributions of Available Cash (Note 3) from the operating partnership of CPA:18 – Global. The net income of our unconsolidated investments fluctuates based on the timing of transactions, such as new leases and property sales, as well as the level of impairment charges. The following table presents the details of our Equity in earnings of equity method investments in the Managed Programs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Equity in earnings (losses) of equity method investments in the Managed Programs:
Gain on redemption of special general partner interests in CWI 1 and CWI 2, net (a)	$33,009	$—	$33,009	$—
Equity in losses of equity method investments in the Managed Programs (b)	(1,266)	(44)	(3,425)	(160)
Other-than-temporary impairment charges on our equity method investments in CWI 1 and CWI 2 (c)	—	—	(47,112)	—
Distributions of Available Cash: (d)
CPA:18 – Global	2,029	2,105	3,945	3,953
CWI 1 (e)	—	469	—	2,368
CWI 2 (e)	—	1,191	—	3,129
Equity in earnings (losses) of equity method investments in the Managed Programs	$33,772	$3,721	$(13,583)	$9,290
__________

(a)
Immediately following the closing of the CWI 1 and CWI 2 Merger, in connection with the redemption of the special general partner interests that we previously held in CWI 1 and CWI 2, we recognized a non-cash net gain on sale of $33.0 million during both the three and six months ended June 30, 2020, which reflects the allocation of $34.3 million of goodwill within our Investment Management segment, since the WLT management internalization resulted in a sale of a portion of our Investment Management business (Note 3, Note 6).

(b)
Decrease for the three months ended June 30, 2020 as compared to the same period in 2019 was due to a decrease of $0.6 million from our investments in shares of both CWI 2 and CPA:18 – Global common stock. Decrease for the six months ended June 30, 2020 as compared to the same period in 2019 was due to decreases of $1.3 million, $1.1 million, and $0.9 million, from our investments in shares of CWI 2, CPA:18 – Global, and CWI 1 common stock, respectively.

(c)
During the six months ended June 30, 2020, we recognized other-than-temporary impairment charges of $27.8 million and $19.3 million on our equity investments in CWI 1 and CWI 2, respectively, to reduce the carrying values of our investments to their estimated fair values, due to the COVID-19 outbreak during the first quarter of 2020, which is having an adverse effect on the lodging industry and, therefore, the operations of CWI 1 and CWI 2.

(d)
We are entitled to receive distributions of up to 10% of the Available Cash from the operating partnership of CPA:18 – Global, as defined in its operating partnership agreement (Note 3). We no longer receive distributions of Available Cash from CWI 1 and CWI 2 as a result of the closing of the CWI 1 and CWI 2 Merger on April 13, 2020 (Note 3), prior to which we were required to pay 20% and 25% of such distributions to the subadvisors of CWI 1 and CWI 2, respectively. Distributions of Available Cash received and earned from the Managed REITs fluctuate based on the timing of certain events, including acquisitions and dispositions.

(e)
We did not receive distributions of Available Cash from CWI 1 and CWI 2 during 2020 (through April 13, 2020, the date of the CWI 1 and CWI 2 Merger), as a result of the adverse effect of COVID-19 on the operations of CWI 1 and CWI 2.

(Provision for) Benefit from Income Taxes

For the three months ended June 30, 2020 as compared to the same period in 2019, provision for income taxes within our Investment Management segment increased by $3.4 million, primarily due to one-time current taxes of $2.3 million incurred during the current year period upon the recognition of taxable income associated with the accelerated vesting of shares previously issued by CWI 1 and CWI 2 to us for asset management services performed, in connection with the CWI 1 and CWI 2 Merger.

W. P. Carey 6/30/2020 10-Q – 59

For the six months ended June 30, 2020 as compared to the same period in 2019, benefit from income taxes within our Investment Management segment decreased by $1.8 million. During the six months ended June 30, 2020, we recognized (i) a deferred tax benefit of $6.5 million as a result of the other-than-temporary impairment charges that we recognized on our equity investments in CWI 1 and CWI 2 during the period (Note 8), (ii) a current tax benefit of $6.0 million as a result of carrying back certain net operating losses in accordance with the CARES Act that was enacted on March 27, 2020 (Note 13), (iii) deferred tax expense of $3.2 million due to the establishment of a valuation allowance since we do not expect our Investment Management segment to realize its deferred tax assets, and (iv) the one-time current taxes of $2.3 million incurred during the current year period associated with the accelerated vesting of shares previously issued by CWI 1 and CWI 2, as described above. During the six months ended June 30, 2019, we recognized a current tax benefit of approximately $6.3 million due to a change in tax position for state and local taxes.

Net Income Attributable to Noncontrolling Interests

For the three and six months ended June 30, 2020, net income attributable to noncontrolling interests within our Investment Management segment was comprised of a gain of $9.9 million recognized on the redemption of the noncontrolling interest in the special general partner interests previously held by the respective subadvisors for CWI 1 and CWI 2 in connection with the CWI 1 and CWI 2 Merger (Note 3).

Liquidity and Capital Resources

Sources and Uses of Cash During the Period

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund dividends to stockholders. Our cash flows fluctuate periodically due to a number of factors, which may include, among other things: the timing of our equity and debt offerings; the timing of purchases and sales of real estate; the timing of the repayment of mortgage loans and receipt of lease revenues; the timing and amount of other lease-related payments; the receipt of the asset management fees in either shares of the common stock of the Managed Programs or cash; the timing of distributions from equity investments in the Managed Programs and real estate; the receipt of distributions of Available Cash from CPA:18 – Global; the timing of settlement of foreign currency transactions; and changes in foreign currency exchange rates. Despite these fluctuations, we believe that we will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, available capacity under our Senior Unsecured Credit Facility, proceeds from dispositions of properties, and the issuance of additional debt or equity securities, such as issuances of common stock through our ATM Program and forward sale agreements (Note 12), in order to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities — Net cash provided by operating activities increased by $11.9 million during the six months ended June 30, 2020 as compared to the same period in 2019, primarily due to an increase in cash flow generated from properties acquired during 2019 and 2020, a decrease in interest expense, and scheduled rent increases at existing properties, partially offset by a decrease in cash flow as a result of property dispositions during 2019 and 2020, as well as the adverse impact of COVID-19 on rent collections.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property-related costs. In addition to these types of transactions, during the six months ended June 30, 2020, we used $5.4 million to fund short-term loans to the Managed Programs while $51.7 million of such loans were repaid during the period (Note 3). We also received $10.5 million in distributions from equity method investments in the Managed Programs and real estate in excess of cumulative equity income.

Financing Activities — Our financing activities are generally comprised of borrowings and repayments under our Unsecured Revolving Credit Facility, issuances of the Senior Unsecured Notes, payments and prepayments of non-recourse mortgage loans, and payments of dividends to stockholders. In addition to these types of transactions, during the six months ended June 30, 2020, proceeds from drawing down in full our Unsecured Term Loans were $299.0 million (Note 10). We incurred financing costs totaling $10.0 million in connection with the amendment and restatement of our Senior Unsecured Credit Facility in January 2020 (Note 10). We also received $99.9 million in net proceeds from the issuance of common stock under our forward sale agreements (Note 12).

W. P. Carey 6/30/2020 10-Q – 60

Summary of Financing

The table below summarizes our Senior Unsecured Notes, our non-recourse mortgages, and our Senior Unsecured Credit Facility (dollars in thousands):

	June 30, 2020	December 31, 2019
Carrying Value
Fixed rate:
Senior Unsecured Notes (a)	$4,384,879	$4,390,189
Non-recourse mortgages (a)	1,205,697	1,232,898
	5,590,576	5,623,087
Variable rate:
Unsecured Term Loans (a)	290,827	—
Unsecured Revolving Credit Facility	22,366	201,267
Non-recourse mortgages (a):
Amount subject to interest rate swaps and caps	147,636	157,518
Floating interest rate mortgage loans	70,862	72,071
	531,691	430,856
	$6,122,267	$6,053,943

Percent of Total Debt
Fixed rate	91%	93%
Variable rate	9%	7%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	3.3%	3.3%
Variable rate (b)	1.8%	2.1%
Total debt	3.1%	3.2%

__________

(a)
Aggregate debt balance includes unamortized discount, net, totaling $25.2 million and $26.7 million as of June 30, 2020 and December 31, 2019, respectively, and unamortized deferred financing costs totaling $21.3 million and $23.4 million as of June 30, 2020 and December 31, 2019, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At June 30, 2020, our cash resources consisted of the following:

•
cash and cash equivalents totaling $137.2 million. Of this amount, $81.3 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;

•	our Unsecured Revolving Credit Facility, with available capacity of approximately $1.8 billion;

•	available proceeds under our forward sale agreements of approximately $269.1 million (based on 3,999,000 remaining shares outstanding and a net offering price of $67.30 as of June 30, 2020); and

•	unleveraged properties that had an aggregate asset carrying value of $9.0 billion at June 30, 2020, although there can be no assurance that we would be able to obtain financing for these properties.

W. P. Carey 6/30/2020 10-Q – 61

Historically, we have also accessed the capital markets through additional debt and equity offerings, such as the issuance of Senior Unsecured Notes (denominated in both U.S. dollars and euros) and the shares of common stock issued under our forward sale agreements and ATM Programs. During both the three and six months ended June 30, 2020, we issued 1,463,500 shares of common stock under our forward sale agreements for net proceeds of $99.9 million. As of June 30, 2020, $616.6 million remained available for issuance under our current ATM Program (Note 12).

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

Cash Requirements and Liquidity

As of June 30, 2020, we had $137.2 million of cash and cash equivalents, approximately $1.8 billion of available capacity under our Unsecured Revolving Credit Facility, and available proceeds under our forward sale agreements of approximately $269.1 million (based on 3,999,000 remaining shares outstanding and a net offering price of $67.30 as of that date), as well as continued access to the capital markets. Our Senior Unsecured Credit Facility, which we amended and restated on February 20, 2020, includes a $1.8 billion Unsecured Revolving Credit Facility and Unsecured Term Loans outstanding totaling $290.8 million as of June 30, 2020 (Note 10), and is scheduled to mature on February 20, 2025. As of June 30, 2020, scheduled debt principal payments total $128.9 million through December 31, 2020 and $372.6 million through December 31, 2021, and our Senior Unsecured Notes do not start to mature until January 2023 (Note 10).

During the next 12 months following the date of this Report, we expect that our cash requirements will include funding capital commitments such as construction projects; paying dividends to our stockholders; making scheduled interest payments on the Senior Unsecured Notes and scheduled principal and balloon payments on our mortgage loan obligations; and other normal recurring operating expenses. We expect to fund these cash requirements through cash generated from operations, cash received from dispositions of properties, the use of our cash reserves or unused amounts on our Unsecured Revolving Credit Facility (as described above), issuances of common stock through our ATM Program and forward sale agreements (Note 12), and/or additional equity or debt offerings. We may also choose to pursue the acquisitions of new investments and prepayments of certain of our non-recourse mortgage loan obligations, depending on our capital needs and improvements in current market conditions.

Our liquidity could be adversely affected by unanticipated costs, greater-than-anticipated operating expenses, and the adverse impact of COVID-19. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, available capacity under our Unsecured Revolving Credit Facility (as described above), mortgage loan proceeds, and the issuance of additional debt or equity securities (as described above) to meet these needs.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments) at June 30, 2020 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Unsecured Notes — principal (a) (b)	$4,424,500	$—	$559,900	$1,509,900	$2,354,700
Non-recourse mortgages — principal (a)	1,429,802	283,749	761,679	287,834	96,540
Senior Unsecured Credit Facility — principal (a) (c)	314,518	—	—	314,518	—
Interest on borrowings (d)	846,492	187,869	327,576	204,354	126,693
Capital commitments and tenant expansion allowances (e)	158,671	117,446	31,707	3,000	6,518
	$7,173,983	$589,064	$1,680,862	$2,319,606	$2,584,451

__________

W. P. Carey 6/30/2020 10-Q – 62

(a)
Excludes unamortized deferred financing costs totaling $21.3 million, the unamortized discount on the Senior Unsecured Notes of $18.8 million in aggregate, the unamortized discount on the Unsecured Term Loans of $1.3 million, and the aggregate unamortized fair market value adjustment of $5.1 million, primarily resulting from the assumption of property-level debt in connection with business combinations.

(b)	Our Senior Unsecured Notes are scheduled to mature from 2023 through 2029 (Note 10).

(c)	Our Senior Unsecured Credit Facility is scheduled to mature on February 20, 2025.

(d)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at June 30, 2020.

(e)
Capital commitments include (i) $109.2 million related to build-to-suit projects, including $11.5 million related to projects for which the tenant has not exercised the associated construction option and (ii) $49.5 million related to unfunded tenant improvements, including certain discretionary commitments.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at June 30, 2020, which consisted primarily of the euro. At June 30, 2020, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

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

W. P. Carey 6/30/2020 10-Q – 63

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

W. P. Carey 6/30/2020 10-Q – 64

Consolidated FFO and AFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to W. P. Carey	$105,300	$66,038	$171,390	$134,532
Adjustments:
Depreciation and amortization of real property	106,264	112,360	221,177	223,463
Loss (gain) on sale of real estate, net	—	362	(11,751)	(571)
Impairment charges	—	—	19,420	—
Proportionate share of adjustments to equity in net income of partially owned entities (a) (b) (c)	(19,117)	4,489	31,360	8,913
Proportionate share of adjustments for noncontrolling interests (d)	(588)	(31)	(10)	(61)
Total adjustments	86,559	117,180	260,196	231,744
FFO (as defined by NAREIT) attributable to W. P. Carey	191,859	183,218	431,586	366,276
Adjustments:
Above- and below-market rent intangible lease amortization, net	12,956	16,450	24,736	32,377
Straight-line and other rent adjustments (e)	(11,720)	(7,975)	(18,812)	(14,233)
Other (gains) and losses (f)	(4,259)	5,724	5,556	10,654
Amortization of deferred financing costs	2,993	2,774	6,082	5,498
Stock-based compensation	2,918	4,936	5,579	9,101
Merger and other expenses	1,074	696	1,261	842
Other amortization and non-cash items	488	1,706	896	2,273
Tax benefit — deferred and other (g) (h) (i) (j)	(229)	(933)	(48,152)	(5,861)
Proportionate share of adjustments to equity in net income of partially owned entities (c) (k)	1,251	1,876	5,146	3,337
Proportionate share of adjustments for noncontrolling interests (d)	579	(7)	572	(32)
Total adjustments	6,051	25,247	(17,136)	43,956
AFFO attributable to W. P. Carey	$197,910	$208,465	$414,450	$410,232

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey	$191,859	$183,218	$431,586	$366,276
AFFO attributable to W. P. Carey	$197,910	$208,465	$414,450	$410,232

W. P. Carey 6/30/2020 10-Q – 65

FFO and AFFO from Real Estate were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income from Real Estate attributable to W. P. Carey	$81,825	$60,768	$182,739	$114,176
Adjustments:
Depreciation and amortization of real property	106,264	112,360	221,177	223,463
Loss (gain) on sale of real estate, net	—	362	(11,751)	(571)
Impairment charges	—	—	19,420	—
Proportionate share of adjustments to equity in net income of partially owned entities (c)	3,352	4,489	6,717	8,913
Proportionate share of adjustments for noncontrolling interests (d)	(588)	(31)	(10)	(61)
Total adjustments	109,028	117,180	235,553	231,744
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	190,853	177,948	418,292	345,920
Adjustments:
Above- and below-market rent intangible lease amortization, net	12,956	16,450	24,736	32,377
Straight-line and other rent adjustments (e)	(11,720)	(7,975)	(18,812)	(14,233)
Other (gains) and losses (f)	(5,437)	5,888	5,536	9,817
Tax benefit — deferred and other (h)	(3,051)	(853)	(41,007)	(363)
Amortization of deferred financing costs	2,993	2,774	6,082	5,498
Stock-based compensation	2,918	3,482	4,888	6,282
Merger and other expenses	935	696	803	842
Other amortization and non-cash items	488	1,510	697	2,012
Proportionate share of adjustments to equity in net income of partially owned entities (c) (k)	166	(89)	(108)	26
Proportionate share of adjustments for noncontrolling interests (d)	579	(7)	572	(32)
Total adjustments	827	21,876	(16,613)	42,226
AFFO attributable to W. P. Carey — Real Estate	$191,680	$199,824	$401,679	$388,146

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	$190,853	$177,948	$418,292	$345,920
AFFO attributable to W. P. Carey — Real Estate	$191,680	$199,824	$401,679	$388,146

W. P. Carey 6/30/2020 10-Q – 66

FFO and AFFO from Investment Management were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) from Investment Management attributable to W. P. Carey	$23,475	$5,270	$(11,349)	$20,356
Adjustments:
Proportionate share of adjustments to equity in net income of partially owned entities (a) (b) (c)	(22,469)	—	24,643	—
Total adjustments	(22,469)	—	24,643	—
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	1,006	5,270	13,294	20,356
Adjustments:
Tax expense (benefit) — deferred and other (g) (i) (j)	2,822	(80)	(7,145)	(5,498)
Other (gains) and losses (f)	1,178	(164)	20	837
Merger and other expenses	139	—	458	—
Stock-based compensation	—	1,454	691	2,819
Other amortization and non-cash items	—	196	199	261
Proportionate share of adjustments to equity in net income of partially owned entities (c) (k)	1,085	1,965	5,254	3,311
Total adjustments	5,224	3,371	(523)	1,730
AFFO attributable to W. P. Carey — Investment Management	$6,230	$8,641	$12,771	$22,086

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	$1,006	$5,270	$13,294	$20,356
AFFO attributable to W. P. Carey — Investment Management	$6,230	$8,641	$12,771	$22,086
__________

(a)
Amounts for the three and six months ended June 30, 2020 include a non-cash net gain of $33.0 million (inclusive of $9.9 million attributable to the redemption of a noncontrolling interest that the former subadvisors for CWI 1 and CWI 2 held in the special general partner interests) recognized in connection with consideration received at closing of the CWI 1 and CWI 2 Merger, which reflects the allocation of $34.3 million of goodwill within our Investment Management segment (Note 3, Note 6).

(b)	Amount for the six months ended June 30, 2020 includes non-cash other-than-temporary impairment charges totaling $47.1 million recognized on our equity investments in CWI 1 and CWI 2 (Note 8).

(c)
Equity income, including amounts that are not typically recognized for FFO and AFFO, is recognized within Equity in earnings of equity method investments in the Managed Programs and real estate on the consolidated statements of income. This represents adjustments to equity income to reflect FFO and AFFO on a pro rata basis.

(d)	Adjustments disclosed elsewhere in this reconciliation are on a consolidated basis. This adjustment reflects our FFO or AFFO on a pro rata basis.

(e)	Amount for the six months ended June 30, 2020 includes straight-line rent write-offs totaling $3.1 million, based on a collectibility analysis (Note 2).

(f)
Primarily comprised of unrealized gains and losses on derivatives, allowance for credit losses, and gains and losses from foreign currency movements, extinguishment of debt, and marketable securities. Amounts from period to period will not be comparable due to unpredictable fluctuations in these gains and losses.

(g)
Amounts for the three and six months ended June 30, 2020 include one-time taxes incurred upon the recognition of taxable income associated with the accelerated vesting of shares previously issued by CWI 1 and CWI 2 to us for asset management services performed, in connection with the CWI 1 and CWI 2 Merger.

(h)
Amount for the six months ended June 30, 2020 includes a non-cash deferred tax benefit of $37.2 million as a result of the release of a deferred tax liability relating to our investment in shares of a cold storage operator, which converted to a REIT during the current year period and is therefore no longer subject to federal income taxes (Note 13).

W. P. Carey 6/30/2020 10-Q – 67

(i)
Amount for the six months ended June 30, 2020 includes a one-time tax benefit of $6.0 million as a result of carrying back certain net operating losses in accordance with the CARES Act, which was enacted on March 27, 2020 (Note 13)

(j)
Amount for the six months ended June 30, 2019 includes a current tax benefit, which is excluded from AFFO as it was incurred as a result of our merger with Corporate Property Associates 17 – Global Incorporated, a former affiliate, on October 31, 2018.

(k)
Beginning with the first quarter of 2020, this adjustment includes dividends received from CWI 1 and CWI 2 for both AFFO attributable to W. P. Carey and AFFO attributable to W. P. Carey — Investment Management (through April 13, 2020, the closing date of the CWI 1 and CWI 2 Merger) and from WLT for both AFFO attributable to W. P. Carey and AFFO attributable to W. P. Carey — Real Estate (after April 13, 2020) in place of our pro rata share of net income from our ownership of shares of CWI 1, CWI 2, and WLT, as applicable. We did not receive any such dividends during the second quarter of 2020, due to the adverse effect of COVID-19.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, and equity prices. The primary market risks that we are exposed to are interest rate risk and foreign currency exchange risk; however, we generally do not use derivative instruments to hedge credit/market risks or for speculative purposes. From time to time, we may enter into foreign currency collars to hedge our foreign currency cash flow exposures.

The impact of the COVID-19 pandemic both in the Unites States and globally continues to cause uncertainty and volatility in financial markets, including interest rates and foreign currency exchange rates. The outbreak is expected to have a continued adverse impact on market conditions for the foreseeable future and has triggered a period of global economic slowdown with no known duration. At June 30, 2020, our net-lease portfolio (which excludes operating properties) had the following concentrations (as a percentage of our ABR) for property types with heightened risk as a result of the COVID-19 pandemic:

•	17.3% related to retail facilities (primarily from do-it-yourself, grocery, convenience, and wholesale stores);

•	1.8% related to hotel (net lease) properties;

•	0.8% related to fitness facilities; and

•	0.7% related to theaters.

There may be an impact across all industries and geographic regions in which our tenants operate as a result of COVID-19. Given the significant uncertainty around the duration and severity of COVID-19, we are unable to predict the impact it will have on our tenants’ continued ability to pay rent.

We are also exposed to further market risk as a result of tenant concentrations in certain industries and/or geographic regions, since adverse market factors (such as the COVID-19 pandemic) can affect the ability of tenants in a particular industry/region to meet their respective lease obligations. In order to manage this risk, we view our collective tenant roster as a portfolio and we attempt to diversify such portfolio so that we are not overexposed to a particular industry or geographic region.

Interest Rate Risk

The values of our real estate and related fixed-rate debt obligations, as well as the values of our unsecured debt obligations, are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions (including the ongoing impact of COVID-19) and changes in the creditworthiness of lessees, which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled, if we do not choose to repay the debt when due. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our owned and managed assets to decrease, which would create lower revenues from managed assets and lower investment performance for the Managed Programs. Increases in interest rates may also have an impact on the credit profile of certain tenants.

W. P. Carey 6/30/2020 10-Q – 68

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

At June 30, 2020, a significant portion (approximately 93.7%) of our long-term debt either bore interest at fixed rates or was swapped or capped to a fixed rate. Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at June 30, 2020 (in thousands):

	2020 (Remainder)	2021	2022	2023	2024	Thereafter	Total	Fair value
Fixed-rate debt (a) (b)	$126,745	$213,737	$406,738	$797,380	$1,147,160	$2,943,105	$5,634,865	$5,798,641
Variable-rate debt (a)	$2,188	$29,893	$53,582	$98,802	$34,971	$314,519	$533,955	$527,620
__________

(a)	Amounts are based on the exchange rate at June 30, 2020, as applicable.

(b)	Amounts after 2022 are primarily comprised of principal payments for our Senior Unsecured Notes (Note 10).

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to interest rate caps, is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at June 30, 2020 would increase or decrease by $2.0 million for our British pound sterling-denominated debt, by $1.6 million for our euro-denominated debt, and by $0.2 million for our Japanese yen-denominated debt, for each respective 1% change in annual interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Canada, and Japan, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, the Danish krone, the Canadian dollar, and the Japanese yen, which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also completed five offerings of euro-denominated senior notes, and have borrowed under our Senior Unsecured Credit Facility in foreign currencies, including the euro, British pound sterling, and Japanese yen (Note 10). Volatile market conditions arising from the COVID-19 global pandemic may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

We enter into foreign currency collars to hedge certain of our foreign currency cash flow exposures. See Note 9 for additional information on our foreign currency collars.

Scheduled future lease payments, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of June 30, 2020 are as follows (in thousands):

Lease Revenues (a)	2020 (Remainder)	2021	2022	2023	2024	Thereafter	Total
Euro (b)	$153,560	$304,869	$302,785	$301,474	$280,888	$1,933,814	$3,277,390
British pound sterling (c)	24,489	46,300	46,650	47,050	47,431	313,862	525,782
Japanese yen (d)	1,427	2,829	682	—	—	—	4,938
Other foreign currencies (e)	12,832	25,855	25,825	26,246	26,536	284,721	402,015
	$192,308	$379,853	$375,942	$374,770	$354,855	$2,532,397	$4,210,125

W. P. Carey 6/30/2020 10-Q – 69

Scheduled debt service payments (principal and interest) for our Senior Unsecured Notes, Senior Unsecured Credit Facility, and non-recourse mortgage notes payable for our consolidated foreign operations as of June 30, 2020 are as follows (in thousands):

Debt Service (a) (f)	2020 (Remainder)	2021	2022	2023	2024	Thereafter	Total
Euro (b)	$95,396	$74,199	$74,556	$751,479	$617,322	$1,882,804	$3,495,756
British pound sterling (c)	1,659	18,899	2,879	2,879	2,885	192,704	221,905
Japanese yen (d)	97	190	190	190	190	22,394	23,251
	$97,152	$93,288	$77,625	$754,548	$620,397	$2,097,902	$3,740,912

__________

(a)	Amounts are based on the applicable exchange rates at June 30, 2020. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at June 30, 2020 of $2.2 million, excluding the impact of our derivative instruments. Debt service amounts included the equivalent of $2.8 billion of euro-denominated senior notes maturing from 2023 through 2028, and the equivalent of $108.1 million borrowed in euro under our Delayed Draw Term Loan, which is scheduled to mature on February 20, 2025 (Note 10).

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at June 30, 2020 of $3.0 million, excluding the impact of our derivative instruments. Debt service amounts included the equivalent of $184.1 million borrowed in British pound sterling under our Term Loan, which is scheduled to mature on February 20, 2025 (Note 10).

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow at June 30, 2020 of $0.2 million. Debt service amounts included the equivalent of $22.4 million borrowed in Japanese yen under our Unsecured Revolving Credit Facility, which is scheduled to mature on February 20, 2025 (Note 10).

(e)	Other foreign currencies for future lease payments consist of the Danish krone, the Norwegian krone, the Swedish krona, and the Canadian dollar.

(f)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at June 30, 2020.

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

W. P. Carey 6/30/2020 10-Q – 70

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2020 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

W. P. Carey 6/30/2020 10-Q – 71

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

We face risks related to the global COVID-19 pandemic, which has and is likely to continue to adversely affect global, national, and local economies and the global financial markets (including the global debt and equity capital markets). The impact of the COVID-19 pandemic both in the United States and globally has been rapidly evolving. The outbreak has triggered a period of global economic slowdown with no known duration and is expected to have a continuing adverse impact on commercial and economic activity, leading to uncertainty in market conditions for the foreseeable future. The rapid development and fluidity of this situation is without precedent in modern history and the ultimate adverse impact of the COVID-19 pandemic is currently unknown. Consequently, the COVID-19 pandemic presents material risks with respect to our performance and financial results, including to our results of operations, to the estimated fair values of our investments and properties, increasing the risk of deterioration in the financial condition of our tenants (which could negatively impact defaults and occupancy, among other metrics), and subjecting us to potential risks arising from rapid changes in law and regulatory policy.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it is impacting our tenants and properties. The ongoing economic downturn and market volatility has eroded the financial conditions of certain of our tenants and operating properties, which could materially adversely affect our financial condition (including our ability to maintain our current dividends), liquidity, results of operations, and prospects. Given the significant uncertainty around the duration and severity of the impact of the COVID-19 pandemic, we are unable to predict the impact that it will have on our tenants’ continued ability to pay rent. Therefore, information provided regarding historical rent collections should not serve as an indication of expected future rent collections. We continue to actively engage our tenants in discussions regarding the impact of the COVID-19 pandemic on their business operations, liquidity, ability to pay rent and other payments due to us and other parties, as well as their overall financial position.

It is likely that the COVID-19 pandemic will continue to cause severe economic, market, and other disruptions worldwide. We cannot assure you that conditions in the bank lending, capital, and other financial markets will not continue to deteriorate as a result of the pandemic, causing our access to capital and other sources of funding to become constrained, which could adversely affect our ability to meet our financial covenants, the terms or even availability of future borrowings, renewals, and refinancings. The extent to which COVID-19 impacts our operations will depend on future developments, including the duration of the outbreak and actions taken to contain COVID-19 or mitigate its impacts, all of which are highly uncertain and cannot be predicted with confidence.

W. P. Carey 6/30/2020 10-Q – 72

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
1.1	Underwriting agreement, dated June 17, 2020, by and among W. P. Carey Inc., J.P. Morgan Securities LLC and BofA Securities, Inc., the Forward Sellers and Forward Purchasers named therein	Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K, filed June 22, 2020

1.2	Forward Confirmation, dated June 17, 2020, by and among W. P. Carey Inc. and J.P. Morgan Chase Bank, National Association	Incorporated by reference to Exhibit 1.2 to Current Report on Form 8-K filed June 22, 2020

1.3	Forward Confirmation, dated June 17, 2020, by and among W. P. Carey Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 1.3 to Current Report on Form 8-K filed June 22, 2020

1.4	Forward Confirmation, dated June 18, 2020, by and among W. P. Carey Inc. and J.P. Morgan Chase Bank, National Association	Incorporated by reference to Exhibit 1.4 to Current Report on Form 8-K filed June 22, 2020

1.5	Forward Confirmation, dated June 18, 2020, by and among W. P. Carey Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 1.5 to Current Report on Form 8-K filed June 22, 2020

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

W. P. Carey 6/30/2020 10-Q – 73

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.
Date:	July 31, 2020
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	July 31, 2020
		By:	/s/ Arjun Mahalingam
Arjun Mahalingam
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 6/30/2020 10-Q – 74

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
1.1	Underwriting agreement, dated June 17, 2020, by and among W. P. Carey Inc., J.P. Morgan Securities LLC and BofA Securities, Inc., the Forward Sellers and Forward Purchasers named therein	Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K, filed June 22, 2020

1.2	Forward Confirmation, dated June 17, 2020, by and among W. P. Carey Inc. and J.P. Morgan Chase Bank, National Association	Incorporated by reference to Exhibit 1.2 to Current Report on Form 8-K filed June 22, 2020

1.3	Forward Confirmation, dated June 17, 2020, by and among W. P. Carey Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 1.3 to Current Report on Form 8-K filed June 22, 2020

1.4	Forward Confirmation, dated June 18, 2020, by and among W. P. Carey Inc. and J.P. Morgan Chase Bank, National Association	Incorporated by reference to Exhibit 1.4 to Current Report on Form 8-K filed June 22, 2020

1.5	Forward Confirmation, dated June 18, 2020, by and among W. P. Carey Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 1.5 to Current Report on Form 8-K filed June 22, 2020

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith