Form 10-Q
period 2020-09-30
W. P. Carey Inc.
filed 2020-10-30
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 175,397,836 shares of common stock, $0.001 par value, outstanding at October 23, 2020.

W. P. Carey 9/30/2020 10-Q – 1

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: our corporate strategy and estimated or future economic performance and results, including our expectations surrounding the impact of the novel coronavirus (“COVID-19”) pandemic on our business, financial condition, liquidity, results of operations, and prospects; our future capital expenditure and leverage levels, debt service obligations, and plans to fund our liquidity needs; prospective statements regarding our access to the capital markets, including our “at-the-market” program (“ATM Program”) and settlement of our forward equity offering; the outlook for the investment programs that we manage, including possible liquidity events for those programs; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust (“REIT”); and the impact of recently issued accounting pronouncements and regulatory activity.

These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable risks or uncertainties, like the risks related to the effects of pandemics and global outbreaks of contagious diseases (such as the current COVID-19 pandemic) or the fear of such outbreaks, could also have material adverse effects on our business, financial condition, liquidity, results of operations, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report, as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 21, 2020 (the “2019 Annual Report”). Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, potential investors are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

W. P. Carey 9/30/2020 10-Q – 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
Assets
Investments in real estate:
Land, buildings and improvements	$10,560,534	$9,856,191
Net investments in direct financing leases	715,541	896,549
In-place lease intangible assets and other	2,243,117	2,186,851
Above-market rent intangible assets	900,503	909,139
Investments in real estate	14,419,695	13,848,730
Accumulated depreciation and amortization	(2,382,971)	(2,035,995)
Assets held for sale, net	10,626	104,010
Net investments in real estate	12,047,350	11,916,745
Equity investments in the Managed Programs and real estate	288,444	324,004
Cash and cash equivalents	152,215	196,028
Due from affiliates	4,347	57,816
Other assets, net	793,079	631,637
Goodwill	904,075	934,688
Total assets (a)	$14,189,510	$14,060,918
Liabilities and Equity
Debt:
Senior unsecured notes, net	$4,513,243	$4,390,189
Unsecured term loans, net	304,221	—
Unsecured revolving credit facility	182,799	201,267
Non-recourse mortgages, net	1,234,197	1,462,487
Debt, net	6,234,460	6,053,943
Accounts payable, accrued expenses and other liabilities	549,899	487,405
Below-market rent and other intangible liabilities, net	192,445	210,742
Deferred income taxes	137,460	179,309
Dividends payable	185,877	181,346
Total liabilities (a)	7,300,141	7,112,745
Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 175,396,158 and 172,278,242 shares, respectively, issued and outstanding	175	172
Additional paid-in capital	8,919,520	8,717,535
Distributions in excess of accumulated earnings	(1,800,875)	(1,557,374)
Deferred compensation obligation	42,014	37,263
Accumulated other comprehensive loss	(273,124)	(255,667)
Total stockholders’ equity	6,887,710	6,941,929
Noncontrolling interests	1,659	6,244
Total equity	6,889,369	6,948,173
Total liabilities and equity	$14,189,510	$14,060,918
__________
(a)See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2020 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Real Estate:
Lease revenues	$293,856	$278,839	$856,269	$811,580
Operating property revenues	1,974	9,538	9,368	40,970
Lease termination income and other	1,565	14,377	9,991	23,951
	297,395	302,754	875,628	876,501
Investment Management:
Asset management revenue	3,748	9,878	18,109	29,400
Reimbursable costs from affiliates	1,276	4,786	7,717	12,475
Structuring and other advisory revenue	—	587	494	3,163
	5,024	15,251	26,320	45,038
	302,419	318,005	901,948	921,539
Operating Expenses
Depreciation and amortization	108,351	109,517	332,022	335,528
General and administrative	19,399	17,210	57,616	58,224
Reimbursable tenant costs	15,728	15,611	42,699	42,699
Property expenses, excluding reimbursable tenant costs	11,923	10,377	33,649	30,204
Stock-based compensation expense	4,564	4,747	10,143	13,848
Operating property expenses	1,594	8,547	8,205	30,015
Reimbursable costs from affiliates	1,276	4,786	7,717	12,475
Merger and other expenses	(596)	70	665	912
Impairment charges	—	25,781	19,420	25,781
Subadvisor fees	—	1,763	1,469	5,615
	162,239	198,409	513,605	555,301
Other Income and Expenses
Interest expense	(52,537)	(58,626)	(157,259)	(179,658)
Other gains and (losses)	45,113	(12,402)	49,537	(12,118)
Gain on sale of real estate, net	20,933	71	32,684	642
Equity in earnings (losses) of equity method investments in the Managed Programs and real estate	1,720	5,769	(10,087)	15,211
Loss on change in control of interests	—	(8,416)	—	(8,416)
	15,229	(73,604)	(85,125)	(184,339)
Income before income taxes	155,409	45,992	303,218	181,899
(Provision for) benefit from income taxes	(5,975)	(4,157)	28,122	(5,147)
Net Income	149,434	41,835	331,340	176,752
Net income attributable to noncontrolling interests	(37)	(496)	(10,553)	(881)
Net Income Attributable to W. P. Carey	$149,397	$41,339	$320,787	$175,871

Basic Earnings Per Share	$0.85	$0.24	$1.84	$1.03
Diluted Earnings Per Share	$0.85	$0.24	$1.84	$1.03
Weighted-Average Shares Outstanding
Basic	174,974,185	172,235,066	173,879,068	170,276,085
Diluted	175,261,812	172,486,506	174,144,038	170,545,665

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2020 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income	$149,434	$41,835	$331,340	$176,752
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	34,170	(37,412)	(4,183)	(41,772)
Unrealized (loss) gain on derivative instruments	(16,674)	13,243	(13,267)	11,786
Unrealized gain on investments	—	11	—	7
	17,496	(24,158)	(17,450)	(29,979)
Comprehensive Income	166,930	17,677	313,890	146,773

Amounts Attributable to Noncontrolling Interests
Net income	(37)	(496)	(10,553)	(881)
Unrealized gain on derivative instruments	(7)	—	(7)	—
Comprehensive income attributable to noncontrolling interests	(44)	(496)	(10,560)	(881)
Comprehensive Income Attributable to W. P. Carey	$166,886	$17,181	$303,330	$145,892

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2020 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at July 1, 2020	173,890,427	$174	$8,815,108	$(1,765,892)	$42,014	$(290,613)	$6,800,791	$1,664	$6,802,455
Shares issued under forward sale agreements, net	1,488,291	1	99,848				99,849		99,849
Shares issued upon delivery of vested restricted share awards	17,440	—	—				—		—
Amortization of stock-based compensation expense			4,564				4,564		4,564
Distributions to noncontrolling interests							—	(49)	(49)
Dividends declared ($1.044 per share)				(184,380)			(184,380)		(184,380)
Net income				149,397			149,397	37	149,434
Other comprehensive income:
Foreign currency translation adjustments						34,170	34,170		34,170
Unrealized loss on derivative instruments						(16,681)	(16,681)	7	(16,674)
Balance at September 30, 2020	175,396,158	$175	$8,919,520	$(1,800,875)	$42,014	$(273,124)	$6,887,710	$1,659	$6,889,369

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at July 1, 2019	170,756,507	$171	$8,576,245	$(1,368,457)	$37,263	$(260,817)	$6,984,405	$6,389	$6,990,794
Shares issued under ATM Program, net	1,502,572	1	131,472				131,473		131,473
Shares issued upon delivery of vested restricted share awards	17,323	—	(23)				(23)		(23)
Amortization of stock-based compensation expense			4,747				4,747		4,747
Distributions to noncontrolling interests							—	(569)	(569)
Dividends declared ($1.036 per share)				(179,677)			(179,677)		(179,677)
Net income				41,339			41,339	496	41,835
Other comprehensive loss:
Foreign currency translation adjustments						(37,412)	(37,412)		(37,412)
Unrealized gain on derivative instruments						13,243	13,243		13,243
Unrealized gain on investments						11	11		11
Balance at September 30, 2019	172,276,402	$172	$8,712,441	$(1,506,795)	$37,263	$(284,975)	$6,958,106	$6,316	$6,964,422

(Continued)

W. P. Carey 9/30/2020 10-Q – 6

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2020	172,278,242	$172	$8,717,535	$(1,557,374)	$37,263	$(255,667)	$6,941,929	$6,244	$6,948,173
Cumulative-effect adjustment for the adoption of ASU 2016-13, Financial Instruments — Credit Losses (Note 2)				(14,812)			(14,812)		(14,812)
Shares issued under forward sale agreements, net	2,951,791	3	199,478				199,481		199,481
Shares issued upon delivery of vested restricted share awards	160,653	—	(5,272)				(5,272)		(5,272)
Shares issued upon purchases under employee share purchase plan	5,472	—	299				299		299
Amortization of stock-based compensation expense			10,143				10,143		10,143
Deferral of vested shares, net			(3,854)		3,854		—		—
Distributions to noncontrolling interests							—	(5,280)	(5,280)
Dividends declared ($3.126 per share)			1,191	(549,476)	897		(547,388)		(547,388)
Redemption of noncontrolling interest (Note 3)							—	(9,865)	(9,865)
Net income				320,787			320,787	10,553	331,340
Other comprehensive loss:
Unrealized loss on derivative instruments						(13,274)	(13,274)	7	(13,267)
Foreign currency translation adjustments						(4,183)	(4,183)		(4,183)
Balance at September 30, 2020	175,396,158	$175	$8,919,520	$(1,800,875)	$42,014	$(273,124)	$6,887,710	$1,659	$6,889,369

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2019	165,279,642	$165	$8,187,335	$(1,143,992)	$35,766	$(254,996)	$6,824,278	$5,777	$6,830,055
Shares issued under ATM Program, net	6,672,412	6	523,371				523,377		523,377
Shares issued upon delivery of vested restricted share awards	322,831	1	(15,766)				(15,765)		(15,765)
Shares issued upon purchases under employee share purchase plan	1,517	—	113				113		113
Deferral of vested shares, net			(1,445)		1,445		—		—
Amortization of stock-based compensation expense			13,848				13,848		13,848
Contributions from noncontrolling interests							—	849	849
Distributions to noncontrolling interests							—	(1,191)	(1,191)
Dividends declared ($3.102 per share)			4,985	(538,674)	52		(533,637)		(533,637)
Net income				175,871			175,871	881	176,752
Other comprehensive loss:
Foreign currency translation adjustments						(41,772)	(41,772)		(41,772)
Unrealized gain on derivative instruments						11,786	11,786		11,786
Unrealized gain on investments						7	7		7
Balance at September 30, 2019	172,276,402	$172	$8,712,441	$(1,506,795)	$37,263	$(284,975)	$6,958,106	$6,316	$6,964,422

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2020 10-Q – 7

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows — Operating Activities
Net income	$331,340	$176,752
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	341,801	344,924
Deferred income tax benefit	(47,414)	(3,163)
Realized and unrealized (gains) losses on foreign currency transactions, derivatives, and other	(46,035)	36,962
Amortization of rent-related intangibles and deferred rental revenue	40,291	62,537
Straight-line rent adjustments	(39,365)	(35,903)
Gain on sale of real estate, net	(32,684)	(642)
Impairment charges	19,420	25,781
Asset management revenue received in shares of Managed REITs	(13,585)	(23,051)
Allowance for credit losses	10,313	—
Stock-based compensation expense	10,143	13,848
Equity in losses (earnings) of equity method investments in the Managed Programs and real estate	10,087	(15,211)
Distributions of earnings from equity method investments	7,286	19,472
Loss on change in control of interests	—	8,416
Changes in assets and liabilities:
Net changes in other operating assets and liabilities	(37,717)	(36,642)
Deferred structuring revenue received	2,791	4,004
Increase in deferred structuring revenue receivable	(88)	(599)
Net Cash Provided by Operating Activities	556,584	577,485
Cash Flows — Investing Activities
Purchases of real estate	(350,120)	(351,582)
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(169,503)	(132,293)
Proceeds from sales of real estate	167,974	26,478
Proceeds from repayment of short-term loans to affiliates	51,702	11,637
Return of capital from equity method investments	12,522	30,654
Proceeds from repayment of loans receivable	11,000	9,707
Funding of short-term loans to affiliates	(5,433)	(29,450)
Other investing activities, net	4,602	16,186
Capital contributions to equity method investments	(595)	(2,595)
Net Cash Used in Investing Activities	(277,851)	(421,258)
Cash Flows — Financing Activities
Repayments of Unsecured Revolving Credit Facility	(790,760)	(998,156)
Proceeds from Unsecured Revolving Credit Facility	777,867	932,320
Dividends paid	(542,857)	(524,994)
Proceeds from Unsecured Term Loans	298,974	—
Scheduled payments of mortgage principal	(241,332)	(93,872)
Proceeds from shares issued under forward sale agreements, net of selling costs	199,716	—
Payment of financing costs	(9,998)	(5,659)
Other financing activities, net	7,542	4,372
Distributions paid to noncontrolling interests	(5,280)	(1,191)
Payments for withholding taxes upon delivery of equity-based awards	(5,272)	(15,766)
Prepayments of mortgage principal	—	(872,799)
Proceeds from issuance of Senior Unsecured Notes	—	870,635
Proceeds from shares issued under ATM Program, net of selling costs	—	523,531
Contributions from noncontrolling interests	—	849
Net Cash Used in Financing Activities	(311,400)	(180,730)
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	3,918	(10,831)
Net decrease in cash and cash equivalents and restricted cash	(28,749)	(35,334)
Cash and cash equivalents and restricted cash, beginning of period	251,518	424,063
Cash and cash equivalents and restricted cash, end of period	$222,769	$388,729

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2020 10-Q – 8

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

On April 13, 2020, two of the non-traded REITs that we advised, Carey Watermark Investors Incorporated (“CWI 1”) and Carey Watermark Investors 2 Incorporated (“CWI 2”) (together, the “CWI REITs”), merged in an all-stock transaction, with CWI 2 as the surviving entity (the “CWI 1 and CWI 2 Merger”). Following the close of the CWI 1 and CWI 2 Merger, our advisory agreements with CWI 1 and CWI 2 were terminated, CWI 2 was renamed Watermark Lodging Trust, Inc. (“WLT”), and we began to provide certain services to WLT pursuant to a transition services agreement. As a result, at September 30, 2020, we were the advisor to the following entities (Note 3):

•Corporate Property Associates 18 – Global Incorporated (“CPA:18 – Global”), a publicly owned, non-traded REIT that primarily invests in commercial real estate properties; we refer to CPA:18 – Global together with the CWI REITs as the “Managed REITs” (as used throughout this Report, the term “Managed REITs” does not include CWI 1 and CWI 2 after April 13, 2020); and
•Carey European Student Housing Fund I, L.P. (“CESH”), a limited partnership formed for the purpose of developing, owning, and operating student housing properties and similar investments in Europe; we refer to the Managed REITs and CESH collectively as the “Managed Programs.”

We no longer raise capital for new or existing funds, but currently expect to continue managing CPA:18 – Global and CESH through the end of their respective life cycles (Note 3).

Reportable Segments

Real Estate — Lease revenues from our real estate investments generate the vast majority of our earnings. We invest primarily in commercial properties located in the United States and Northern and Western Europe, which are leased to companies on a triple-net lease basis. At September 30, 2020, our owned portfolio was comprised of our full or partial ownership interests in 1,215 properties, totaling approximately 142 million square feet, substantially all of which were net leased to 351 tenants, with a weighted-average lease term of 10.6 years and an occupancy rate of 98.9%. In addition, at September 30, 2020, our portfolio was comprised of full or partial ownership interests in 20 operating properties, including 19 self-storage properties and one hotel, totaling approximately 1.4 million square feet.

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

W. P. Carey 9/30/2020 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)
At September 30, 2020, the Managed Programs owned all or a portion of 51 net-leased properties (including certain properties in which we also have an ownership interest), totaling approximately 10.2 million square feet, substantially all of which were leased to 64 tenants, with an occupancy rate of approximately 98.9%. The Managed Programs also had interests in 72 operating properties (totaling approximately 5.9 million square feet in the aggregate) and 12 active build-to-suit projects at the same date.

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

During the nine months ended September 30, 2020, we had a net decrease of five entities considered to be consolidated VIEs, primarily related to disposition activity and certain lease amendments, partially offset by acquisition activity.

At September 30, 2020 and December 31, 2019, we considered 13 and 18 entities to be VIEs, respectively, of which we consolidated six and 11, respectively, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in our consolidated balance sheets (in thousands):

	September 30, 2020	December 31, 2019
Land, buildings and improvements	$473,234	$493,714
Net investments in direct financing leases	15,332	15,584
In-place lease intangible assets and other	51,500	56,915
Above-market rent intangible assets	33,370	34,576
Accumulated depreciation and amortization	(134,117)	(151,017)
Assets held for sale, net	—	104,010
Total assets	452,015	596,168

Non-recourse mortgages, net	$5,766	$32,622
Total liabilities	51,564	98,671

W. P. Carey 9/30/2020 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)
At both September 30, 2020 and December 31, 2019, our seven unconsolidated VIEs included our interests in five unconsolidated real estate investments, which we account for under the equity method of accounting, and two unconsolidated entities, which we accounted for at fair value. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities. As of September 30, 2020, and December 31, 2019, the net carrying amount of our investments in these entities was $340.6 million and $298.3 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

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

For the three and nine months ended September 30, 2020, approximately $5.5 million and $14.0 million, respectively, of rent was not collected as a result of COVID-19, which reduced lease revenues in our consolidated statements of income for those periods. These amounts include $3.8 million and $7.9 million, respectively, of rent that has been contractually deferred to future periods. In addition, for the three and nine months ended September 30, 2020 as compared to the same periods in 2019, for our remaining hotel operating property, revenues decreased by $3.3 million and $8.1 million, respectively, and expenses decreased by $1.8 million and $4.3 million, respectively, due to the adverse effect of COVID-19 on the hotel’s operations.

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

Revenue Recognition

There have been no significant changes in our policies for revenue from contracts under Accounting Standards Codification (“ASC”) 606 from what was disclosed in the 2019 Annual Report. ASC 606 does not apply to our lease revenues, which constitute a majority of our revenues, but primarily applies to revenues generated from our hotel operating properties and our Investment Management segment. Revenue from contracts for our Real Estate segment primarily represented operating property revenues of $0.6 million and $7.4 million for the three months ended September 30, 2020 and 2019, respectively and $5.3 million and $21.5 million for the nine months ended September 30, 2020 and 2019, respectively (Note 15). Revenue from contracts under ASC 606 from our Investment Management segment is discussed in Note 3.

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

W. P. Carey 9/30/2020 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$152,215	$196,028
Restricted cash (a)	70,554	55,490
Total cash and cash equivalents and restricted cash	$222,769	$251,518
__________
(a)Restricted cash is included within Other assets, net on our consolidated balance sheets.

Recent Accounting Pronouncements

Pronouncements Adopted as of September 30, 2020

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

We adopted ASU 2016-13 on January 1, 2020 using the modified retrospective method, under which we recorded a cumulative-effect adjustment as a charge to retained earnings of $14.8 million, which is reflected within our consolidated statement of equity.

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

W. P. Carey 9/30/2020 10-Q – 12

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

Pursuant to the internalization agreement, the operating partnerships of each of CWI 1 and CWI 2 redeemed the special general partner interests that we previously held, for which we received 1,300,000 shares of CWI 2 preferred stock with a liquidation preference of $50.00 per share and 2,840,549 shares in CWI 2 Class A common stock (which was a non-cash investing activity). In connection with this redemption, we recognized a non-cash net gain on sale of $33.0 million, which was included within Equity in earnings (losses) of equity method investments in the Managed Programs and real estate in the consolidated statements of income for the nine months ended September 30, 2020. This net gain on sale was recorded based on:

•a fair value of $46.3 million for the 1,300,000 shares of CWI 2 preferred stock that we received (Note 8);
•a fair value of $11.6 million for the 2,840,549 shares in CWI 2 common stock that we received (Note 7);
•a gain recognized on the redemption of the noncontrolling interest in the special general partner interests previously held by the respective subadvisors for CWI 1 and CWI 2 of $9.9 million (which is included within Net income attributable to noncontrolling interests in our consolidated statements of income and Redemption of noncontrolling interest in our consolidated statements of equity);
•an allocation of $34.3 million of goodwill within our Investment Management segment in accordance with ASC 350, Intangibles—goodwill and other, since the WLT management internalization resulted in a sale of a portion of our Investment Management business (the allocation of goodwill was based on the relative fair value of the portion of the Investment Management business sold) (Note 6); and
•the carrying value of our previously held equity investments in the operating partnerships of CWI 1 and CWI 2 (Note 7), which totaled $0.5 million on the date of the merger.

We account for our investment in shares of WLT (formerly CWI 2) preferred stock as available-for-sale debt securities, which is included in Other assets, net in the consolidated financial statements, at fair value. We classified this investment as Level 3 because we primarily used a discounted cash flow valuation model that incorporates unobservable inputs to determine its fair value. The fair value of our investment in preferred shares of WLT approximated its carrying value, which was $46.3 million as of September 30, 2020 (Note 8). We will accrue and record dividend income on these preferred shares of 5% per annum, pursuant to the internalization agreement, only recognizing such income when deemed collectible. We did not record dividend income on our investment in preferred shares of WLT during the three and nine months ended September 30, 2020.

Prior to the closing of the CWI 1 and CWI 2 Merger, we owned 3,836,669 shares of CWI 2 Class A common stock. Following the closing of the CWI 1 and CWI 2 Merger, execution of the internalization agreement, and CWI 2 being renamed WLT, we own 12,208,243 shares of WLT common stock, which we account for as an equity method investment. We follow the hypothetical liquidation at book value (“HLBV”) model and recognize within equity income our proportionate share of WLT’s earnings based on our ownership of common stock of WLT, after giving effect to preferred dividends owed by WLT. We record our investment in shares of common stock of WLT on a one quarter lag. Our investment in shares of common stock of WLT, which is included in Equity investments in the Managed Programs and real estate in the consolidated financial statements (as an equity method investment in real estate), had a carrying value of $48.4 million as of September 30, 2020 (Note 7).

W. P. Carey 9/30/2020 10-Q – 13

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

The following tables present a summary of revenue earned, reimbursable costs, and distributions of Available Cash received/accrued from the Managed Programs and WLT for the periods indicated, included in the consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Asset management revenue (a)	$3,748	$9,878	$18,109	$29,400
Reimbursable costs from affiliates (a)	1,276	4,786	7,717	12,475
Distributions of Available Cash (b)	1,168	5,480	5,113	14,930
Interest income on deferred acquisition fees and loans to affiliates (c)	—	636	360	1,727
Structuring and other advisory revenue (a)	—	587	494	3,163
	$6,192	$21,367	$31,793	$61,695

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
CPA:18 – Global	$4,865	$5,939	$16,327	$19,758
CWI 1	—	8,772	5,662	22,413
CWI 2	—	5,073	4,668	15,723
CESH	983	1,583	3,663	3,801
WLT (reimbursed transition services)	344	—	1,473	—
	$6,192	$21,367	$31,793	$61,695
__________
(a)Amounts represent revenues from contracts under ASC 606.
(b)Included within Equity in earnings (losses) of equity method investments in the Managed Programs and real estate in the consolidated statements of income.
(c)Included within Other gains and (losses) in the consolidated statements of income.

The following table presents a summary of amounts included in Due from affiliates in the consolidated financial statements (in thousands):

	September 30, 2020	December 31, 2019
Deferred acquisition fees receivable, including accrued interest	1,746	4,450
Reimbursable costs	1,174	3,129
Asset management fees receivable	1,017	1,267
Accounts receivable	280	1,118
Current acquisition fees receivable	130	131
Short-term loans to affiliates, including accrued interest	—	47,721
	$4,347	$57,816
W. P. Carey 9/30/2020 10-Q – 14

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

W. P. Carey 9/30/2020 10-Q – 15

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

The principal outstanding balance on our loans to CESH was $46.3 million as of December 31, 2019, excluding accrued interest of $1.5 million. CESH repaid the principal outstanding balance in full during the nine months ended September 30, 2020 and the loan matured on October 1, 2020. In addition, the loan agreements with CWI 1 and CWI 2 were terminated upon completion of the CWI 1 and CWI 2 Merger on April 13, 2020. In July 2020, we provided CPA:18 – Global with a short-term unsecured revolving line of credit (with a maximum authorized loan amount of $25.0 million), which had not been drawn upon as of September 30, 2020.

CPA:17 Merger

On October 31, 2018, Corporate Property Associates 17 – Global Incorporated (“CPA:17 – Global”), a former affiliate, merged with and into one of our wholly owned subsidiaries (the “CPA:17 Merger”), which we accounted for as a business combination under the acquisition method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed, based upon their preliminary fair values at October 31, 2018. We identified certain measurement period adjustments during the third quarter of 2019 that impacted the provisional accounting. As a result, during the three and nine months ended September 30, 2019, we recorded a loss on change in control of interests of $8.4 million on the purchase of the remaining interest in a real estate investment from CPA:17 – Global in the CPA:17 Merger.

Other

At September 30, 2020, we owned interests in nine jointly owned investments in real estate (including our investment in shares of common stock of WLT, as described above), with the remaining interests held by affiliates or third parties. We account for eight such investments under the equity method of accounting (Note 7) and consolidate the remaining investment. In addition, we owned stock of CPA:18 – Global and limited partnership units of CESH at that date. We accounted for these investments under the equity method of accounting or at fair value (Note 7).

Note 4. Land, Buildings and Improvements and Assets Held for Sale

Land, Buildings and Improvements — Operating Leases

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	September 30, 2020	December 31, 2019
Land	$1,928,108	$1,875,065
Buildings and improvements	8,454,140	7,828,439
Real estate under construction	94,817	69,604
Less: Accumulated depreciation	(1,137,357)	(950,452)
	$9,339,708	$8,822,656

W. P. Carey 9/30/2020 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)
During the nine months ended September 30, 2020, the U.S. dollar weakened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro increased by 4.2% to $1.1708 from $1.1234. As a result of this fluctuation in foreign currency exchange rates, the carrying value of our Land, buildings and improvements subject to operating leases increased by $96.4 million from December 31, 2019 to September 30, 2020.

In connection with changes in lease classifications due to modifications of the underlying leases, we reclassified 55 properties with an aggregate carrying value of $166.0 million from Net investments in direct financing leases to Land, buildings and improvements subject to operating leases during the nine months ended September 30, 2020 (Note 5).

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $64.9 million and $58.3 million for the three months ended September 30, 2020 and 2019, respectively, and $192.9 million and $169.9 million for the nine months ended September 30, 2020 and 2019, respectively.

Acquisitions of Real Estate

During the nine months ended September 30, 2020, we entered into the following investments, which were deemed to be real estate asset acquisitions, at a total cost of $354.6 million, including land of $39.1 million, buildings of $253.4 million (including capitalized acquisition-related costs of $8.9 million), and net lease intangibles of $62.1 million (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Capitalized Costs
Newark, United Kingdom (a)	1	1/6/2020	Warehouse	$111,546
Aurora, Oregon (b)	1	1/24/2020	Industrial	28,755
Vojens, Denmark (a) (c)	1	1/31/2020	Warehouse	10,611
Kitzingen, Germany (a)	1	3/9/2020	Office	53,666
Knoxville, Tennessee	1	6/25/2020	Warehouse	66,045
Bluffton and Plymouth, Indiana	2	9/23/2020	Industrial	44,466
Huntley, Illinois	1	9/30/2020	Industrial	39,523
				$354,612
__________
(a)Amount reflects the applicable exchange rate on the date of acquisition.
(b)Amount includes approximately $5.0 million in contingent consideration that will be released to the tenant/seller upon the tenant securing an easement on the property.
(c)We also recorded an estimated deferred tax liability of $0.5 million, with a corresponding increase to the asset value, since we assumed the tax basis of the acquired property.

The acquired net lease intangibles are comprised of (i) in-place lease intangible assets totaling $53.9 million, which have a weighted-average expected life of 19.4 years and (ii) above-market rent intangible assets totaling $8.2 million, which have a weighted average expected life of 18.7 years.

Real Estate Under Construction

During the nine months ended September 30, 2020, we capitalized real estate under construction totaling $198.1 million. The number of construction projects in progress with balances included in real estate under construction was four and three as of September 30, 2020 and December 31, 2019, respectively. Aggregate unfunded commitments totaled approximately $80.8 million and $227.8 million as of September 30, 2020 and December 31, 2019, respectively.

W. P. Carey 9/30/2020 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)
During the nine months ended September 30, 2020, we completed the following construction projects, at an aggregate cost of $168.1 million (dollars in thousands):

Property Location(s)	Primary Transaction Type	Number of Properties	Date of Completion	Property Type	Total Capitalized Costs (a)
Westborough, Massachusetts	Redevelopment	1	1/15/2020	Laboratory	$53,060
San Antonio, Texas (b)	Build-to-Suit	1	6/25/2020	Industrial	78,726
Marktheidenfeld, Germany (c)	Expansion	1	6/30/2020	Warehouse	8,254
Azambuja, Portugal (c)	Expansion	1	9/21/2020	Warehouse	28,067
					$168,107
__________
(a)Amount includes capitalized interest.
(b)Amount includes land of $4.0 million related to a purchase option that we expect to exercise.
(c)Amount reflects the applicable exchange rate on the date of transaction.

Dispositions of Properties

During the nine months ended September 30, 2020, we sold seven properties, which were classified as Land, buildings and improvements subject to operating leases. As a result, the carrying value of our Land, buildings and improvements subject to operating leases decreased by $40.0 million from December 31, 2019 to September 30, 2020.

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of income is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease income — fixed	$249,356	$229,155	$725,321	$666,330
Lease income — variable (a)	26,871	24,304	74,424	67,917
Total operating lease income (b)	$276,227	$253,459	$799,745	$734,247
__________
(a)Includes (i) rent increases based on changes in the U.S. Consumer Price Index (“CPI”) and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.
(b)Excludes $17.6 million and $25.4 million for the three months ended September 30, 2020 and 2019, respectively, and $56.5 million and $77.3 million for nine months ended September 30, 2020 and 2019, respectively, of interest income from direct financing leases that is included in Lease revenues in the consolidated statements of income.

In the second quarter of 2020, our lease of new office space in New York commenced, with a lease maturity date of March 2036. As a result, we capitalized an office lease right-of-use asset and corresponding operating lease liability, which had carrying values of $59.9 million and $61.4 million, respectively, as of September 30, 2020, and are included within Other assets, net and Accounts payable, accrued expenses and other liabilities, respectively, on our consolidated balance sheets.

W. P. Carey 9/30/2020 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)
Land, Buildings and Improvements — Operating Properties

At both September 30, 2020, and December 31, 2019, Land, buildings and improvements attributable to operating properties consisted of our investments in ten consolidated self-storage properties and one consolidated hotel. As of December 31, 2019, we reclassified another consolidated hotel to Assets held for sale, net and sold it in January 2020, as described below. Below is a summary of our Land, buildings and improvements attributable to operating properties (in thousands):

	September 30, 2020	December 31, 2019
Land	$10,452	$10,452
Buildings and improvements	73,017	72,631
Less: Accumulated depreciation	(13,315)	(11,241)
	$70,154	$71,842

Depreciation expense on our buildings and improvements attributable to operating properties was $0.7 million and $0.8 million for the three months ended September 30, 2020 and 2019, respectively, and $2.1 million and $6.2 million for the nine months ended September 30, 2020 and 2019, respectively.

Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	September 30, 2020	December 31, 2019
Land, buildings and improvements	$12,210	$105,573
In-place lease intangible assets and other, net	1,233	—
Accumulated depreciation and amortization	(2,817)	(1,563)
Assets held for sale, net	$10,626	$104,010

At September 30, 2020, we had two properties classified as Assets held for sale, net, with an aggregate carrying value of $10.6 million. One of these properties was sold in October 2020 (Note 16). At December 31, 2019, we had one hotel operating property classified as Assets held for sale, net, with an aggregate carrying value of $104.0 million. The property was sold in January 2020 (Note 14).

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in direct financing leases (net of allowance for credit losses), loans receivable (net of allowance for credit losses), and deferred acquisition fees. Operating leases are not included in finance receivables.

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	September 30, 2020	December 31, 2019
Lease payments receivable	$542,005	$686,149
Unguaranteed residual value	677,924	828,206
	1,219,929	1,514,355
Less: unearned income	(490,915)	(617,806)
Less: allowance for credit losses (a)	(13,473)	—
	$715,541	$896,549
__________

W. P. Carey 9/30/2020 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)
(a)In accordance with ASU 2016-13 (Note 2), we applied changes in loss reserves through a cumulative-effect adjustment to retained earnings totaling $14.8 million. During the nine months ended September 30, 2020, we recorded a net allowance for credit losses of $6.1 million on our Net investments in direct financing leases due to changes in expected economic conditions, which was included within Other gains and (losses) in our consolidated statements of income. In addition, during the nine months ended September 30, 2020, we reduced the allowance for credit losses balance by $7.4 million, in connection with the reclassification of certain properties from Net investments in direct financing leases to Land, buildings and improvements subject to operating leases, as described below.

Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $17.6 million and $25.4 million for the three months ended September 30, 2020 and 2019, respectively, and $56.5 million and $77.3 million for the nine months ended September 30, 2020 and 2019, respectively.

During the nine months ended September 30, 2020, we reclassified 55 properties with an aggregate carrying value of $166.0 million from Net investments in direct financing leases to Land, buildings and improvements subject to operating leases in connection with changes in lease classifications due to modifications of the underlying leases (Note 4). During the nine months ended September 30, 2020, we sold one property accounted for as a direct financing lease that had a net carrying value of $0.3 million. During the nine months ended September 30, 2020, the U.S. dollar weakened against the euro, resulting in a $9.3 million increase in the carrying value of Net investments in direct financing leases from December 31, 2019 to September 30, 2020.

Loans Receivable

At December 31, 2019, we had two loans receivable related to a domestic investment with an aggregate carrying value of $47.7 million. In March 2020, one of these loans was partially repaid to us for $11.0 million. In addition, during the three and nine months ended September 30, 2020, we recorded an allowance for credit losses of $4.2 million on one of these loans due to changes in expected economic conditions, which was included within Other gains and (losses) in our consolidated statements of income. Our loans receivable are included in Other assets, net in the consolidated financial statements and had a carrying value of $32.5 million (net of allowance for credit losses of $4.2 million) at September 30, 2020. Earnings from our loans receivable are included in Lease termination income and other in the consolidated financial statements, and totaled $1.5 million for the three months ended September 30, 2019, and $1.0 million and $4.9 million for the nine months ended September 30, 2020 and 2019, respectively. We did not recognize income from our loans receivable during the three months ended September 30, 2020, since such income was deemed uncollectible as a result of COVID-19 (Note 2).

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. At both September 30, 2020 and December 31, 2019, no material balances of our finance receivables were past due. Other than the lease modifications noted under Net Investments in Direct Financing Leases above, there were no material modifications of finance receivables during the nine months ended September 30, 2020.

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

A summary of our finance receivables by internal credit quality rating, excluding our deferred acquisition fees receivable and allowance for credit losses, is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
1 – 3	18	28	$574,399	$798,108
4	10	8	154,615	146,178
5	2	—	36,737	—
			$765,751	$944,286

W. P. Carey 9/30/2020 10-Q – 20

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

The following table presents a reconciliation of our goodwill (in thousands):

	Real Estate	Investment Management	Total
Balance at December 31, 2019	$871,081	$63,607	$934,688
Foreign currency translation adjustments	3,660	—	3,660
Allocation of goodwill based on portion of Investment Management business sold (Note 3)	—	(34,273)	(34,273)
Balance at September 30, 2020	$874,741	$29,334	$904,075

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$19,032	$(14,955)	$4,077	$19,582	$(13,491)	$6,091
Trade name	3,975	(2,587)	1,388	3,975	(1,991)	1,984
	23,007	(17,542)	5,465	23,557	(15,482)	8,075
Lease Intangibles:
In-place lease	2,127,810	(796,959)	1,330,851	2,072,642	(676,008)	1,396,634
Above-market rent	900,503	(435,340)	465,163	909,139	(398,294)	510,845
	3,028,313	(1,232,299)	1,796,014	2,981,781	(1,074,302)	1,907,479
Indefinite-Lived Goodwill
Goodwill	904,075	—	904,075	934,688	—	934,688
Total intangible assets	$3,955,395	$(1,249,841)	$2,705,554	$3,940,026	$(1,089,784)	$2,850,242

Finite-Lived Intangible Liabilities
Below-market rent	$(265,251)	$89,516	$(175,735)	$(268,515)	$74,484	$(194,031)
Indefinite-Lived Intangible Liabilities
Below-market purchase option	(16,710)	—	(16,710)	(16,711)	—	(16,711)
Total intangible liabilities	$(281,961)	$89,516	$(192,445)	$(285,226)	$74,484	$(210,742)

During the nine months ended September 30, 2020, the U.S. dollar weakened against the euro, resulting in an increase of $20.0 million in the carrying value of our net intangible assets from December 31, 2019 to September 30, 2020. Net amortization of intangibles, including the effect of foreign currency translation, was $54.5 million and $64.5 million for the three months ended September 30, 2020 and 2019, respectively, and $171.8 million and $204.1 million for the nine months ended September 30, 2020 and 2019, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues and amortization of internal-use software development, trade name, and in-place lease intangibles is included in Depreciation and amortization.

W. P. Carey 9/30/2020 10-Q – 21

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

The following table presents Equity in earnings (losses) of equity method investments in the Managed Programs and real estate, which represents our proportionate share of the income or losses of these investments, as well as certain adjustments related to other-than-temporary impairment charges and amortization of basis differences related to purchase accounting adjustments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Distributions of Available Cash (Note 3)	$1,168	$5,480	$5,113	$14,930
Amortization of basis differences on equity method investments in the Managed Programs	(158)	(385)	(726)	(1,070)
Proportionate share of equity in earnings (losses) of equity investments in the Managed Programs	79	96	(2,778)	621
Other-than-temporary impairment charges on our equity method investments in CWI 1 and CWI 2 (Note 8)	—	—	(47,112)	—
Gain on redemption of special general partner interests in CWI 1 and CWI 2, net (Note 3)	—	—	33,009	—
Total equity in earnings (losses) of equity method investments in the Managed Programs	1,089	5,191	(12,494)	14,481
Equity in earnings of equity method investments in real estate	630	896	2,882	2,232
Amortization of basis differences on equity method investments in real estate	1	(318)	(475)	(1,502)
Total equity in earnings of equity method investments in real estate	631	578	2,407	730
Equity in earnings (losses) of equity method investments in the Managed Programs and real estate	$1,720	$5,769	$(10,087)	$15,211

W. P. Carey 9/30/2020 10-Q – 22

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

The following table sets forth certain information about our investments in the Managed Programs (dollars in thousands):

	% of Outstanding Interests Owned at		Carrying Amount of Investment at
Fund	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
CPA:18 – Global (a)	4.337%	3.851%	$47,173	$42,644
CPA:18 – Global operating partnership	0.034%	0.034%	209	209
CWI 1 (b) (c)	—%	3.943%	—	49,032
CWI 1 operating partnership (b)	—%	0.015%	—	186
CWI 2 (b) (c)	—%	3.755%	—	33,669
CWI 2 operating partnership (b)	—%	0.015%	—	300
CESH (d)	2.430%	2.430%	4,200	3,527
			$51,582	$129,567
__________
(a)During the nine months ended September 30, 2020, we received asset management revenue from CPA:18 – Global primarily in shares of its common stock, which increased our ownership percentage in CPA:18 – Global (Note 3).
(b)The CWI 1 and CWI 2 Merger closed on April 13, 2020, as described in Note 3.
(c)We recognized other-than-temporary impairment charges on these investments during the nine months ended September 30, 2020, as described in Note 8.
(d)Investment is accounted for at fair value.

CPA:18 – Global — The carrying value of our investment in CPA:18 – Global at September 30, 2020 includes asset management fees receivable, for which 125,869 shares of CPA:18 – Global Class A common stock were issued during the fourth quarter of 2020. We received distributions from this investment during the nine months ended September 30, 2020 and 2019 of $2.2 million and $2.5 million, respectively. We received distributions from our investment in the CPA:18 – Global operating partnership during the nine months ended September 30, 2020 and 2019 of $5.1 million and $5.6 million, respectively (Note 3).

CWI 1 — We received distributions from this investment during the nine months ended September 30, 2020 (through April 13, 2020, the date of the CWI 1 and CWI 2 Merger (Note 3)) and 2019 of $0.8 million and $2.0 million, respectively. We received a distribution from our investment in the CWI 1 operating partnership during the nine months ended September 30, 2019 of $4.9 million (Note 3). We did not receive such a distribution during 2020 (through April 13, 2020), as a result of the adverse effect of COVID-19 on the operations of CWI 1.

CWI 2 — We received distributions from this investment during the nine months ended September 30, 2020 (through April 13, 2020, the date of the CWI 1 and CWI 2 Merger (Note 3)) and 2019 of $0.5 million and $1.2 million, respectively. We received a distribution from our investment in the CWI 2 operating partnership during the nine months ended September 30, 2019 of $4.5 million (Note 3). We did not receive such a distribution during 2020 (through April 13, 2020), as a result of the adverse effect of COVID-19 on the operations of CWI 2.

CESH — We have elected to account for our investment in CESH at fair value by selecting the equity method fair value option available under GAAP. We record our investment in CESH on a one quarter lag; therefore, the balance of our equity method investment in CESH recorded as of September 30, 2020 is based on the estimated fair value of our investment as of June 30, 2020. We did not receive distributions from this investment during the nine months ended September 30, 2020 or 2019.

At September 30, 2020 and December 31, 2019, the aggregate unamortized basis differences on our equity investments in the Managed Programs were $17.7 million and $47.0 million, respectively. This decrease was primarily due to the other-than-temporary impairment charges that we recognized on our equity investments in CWI 1 and CWI 2 during the nine months ended September 30, 2020, as described in Note 8.

W. P. Carey 9/30/2020 10-Q – 23

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

The following table sets forth our ownership interests in our equity investments in real estate, excluding the Managed Programs, and their respective carrying values (dollars in thousands):

			Carrying Value at
Lessee/Fund	Co-owner	Ownership Interest	September 30, 2020	December 31, 2019
Johnson Self Storage	Third Party	90%	$69,404	$70,690
WLT (a)	WLT	5%	48,362	—
Kesko Senukai (b)	Third Party	70%	44,091	46,475
Bank Pekao (b)	CPA:18 – Global	50%	26,173	26,388
BPS Nevada, LLC (c)	Third Party	15%	23,535	22,900
State Farm Mutual Automobile Insurance Co.	CPA:18 – Global	50%	15,903	17,232
Apply Sørco AS (d)	CPA:18 – Global	49%	6,536	8,040
Fortenova Grupa d.d. (b)	CPA:18 – Global	20%	2,858	2,712
			$236,862	$194,437
__________
(a)Following the closing of the CWI 1 and CWI 2 Merger, we own 12,208,243 shares of common stock of WLT, which we account for as an equity method investment in real estate. The initial fair value of this investment was based on third-party market data, including implied asset values and market capitalizations for publicly traded lodging REITs. We follow the HLBV model for this investment and recognize within equity earnings our proportionate share of WLT’s earnings based on our ownership of common shares of WLT, after giving effect to preferred dividends owed by WLT (our investment in preferred shares of WLT is included within Other assets, net on our consolidated balance sheets as available-for-sale debt securities). We record any earnings from our investment in shares of common stock of WLT on a one quarter lag (Note 3).
(b)The carrying value of this investment is affected by fluctuations in the exchange rate of the euro.
(c)This investment is reported using the HLBV model, which may be different than pro rata ownership percentages, primarily due to the capital structure of the partnership agreement.
(d)The carrying value of this investment is affected by fluctuations in the exchange rate of the Norwegian krone.

We received aggregate distributions of $11.2 million and $14.6 million from our other unconsolidated real estate investments for the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020 and December 31, 2019, the aggregate unamortized basis differences on our unconsolidated real estate investments were $24.7 million and $25.2 million, respectively.

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

W. P. Carey 9/30/2020 10-Q – 24

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

Investment in Shares of a Cold Storage Operator — We have elected to apply the measurement alternative under ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10) to account for our investment in shares of a cold storage operator, which is included in Other assets, net in the consolidated financial statements. Under this alternative, the carrying value is adjusted for any impairments or changes in fair value resulting from observable transactions for similar or identical investments in the issuer. We classified this investment as Level 3 because it is not traded in an active market. During the three and nine months ended September 30, 2020, we recognized non-cash unrealized gains on our investment in shares of a cold storage operator totaling $48.8 million due to additional outside investments at a higher price per share, which was recorded within Other gains and (losses) in the consolidated financial statements. See Note 13 for further discussion of the impact of this cold storage operator’s conversion to a REIT during the first quarter of 2020. The fair value of this investment approximated its carrying value, which was $195.0 million and $146.2 million at September 30, 2020 and December 31, 2019, respectively. In October 2020, we purchased additional shares of this cold storage operator for $95.5 million (Note 16).

Investment in Shares of GCIF — We account for our investment in shares of Guggenheim Credit Income Fund (“GCIF”), which is included in Other assets, net in the consolidated financial statements, at fair value. We classified this investment as Level 2 because we used a quoted price from an inactive market to determine its fair value. During the nine months ended September 30, 2020, we redeemed a portion of our investment in shares of GCIF for approximately $3.7 million and recognized a net loss of $0.4 million, which was included within Other gains and (losses) in the consolidated statements of income. Distributions of earnings from GCIF and unrealized gains or losses recognized on GCIF are recorded within Other gains and (losses) in the consolidated financial statements. During the nine months ended September 30, 2020, we recognized unrealized losses on our investment in shares of GCIF totaling $0.3 million, due to a decrease in the net asset value of the investment. The fair value of our investment in shares of GCIF approximated its carrying value, which was $7.7 million and $12.2 million at September 30, 2020 and December 31, 2019, respectively.

Investment in Preferred Shares of WLT — We account for our investment in preferred shares of WLT (Note 3), which is included in Other assets, net in the consolidated financial statements, as available-for-sale debt securities at fair value. The fair value was primarily determined by a discounted cash flow approach based on a weighted-average probability analysis of certain redemption options. We classified this investment as Level 3 because the discounted cash flow valuation model incorporates unobservable inputs to determine its fair value, including a cash flow discount rate of 15%. The fair value of our investment in preferred shares of WLT approximated its carrying value, which was $46.3 million as of September 30, 2020.

W. P. Carey 9/30/2020 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)
We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the nine months ended September 30, 2020 or 2019. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements.

Our other material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		September 30, 2020		December 31, 2019
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Unsecured Notes, net (a) (b) (c)	2	$4,513,243	$4,856,950	$4,390,189	$4,682,432
Non-recourse mortgages, net (a) (b) (d)	3	1,234,197	1,240,191	1,462,487	1,487,892
__________
(a)The carrying value of Senior Unsecured Notes, net (Note 10) includes unamortized deferred financing costs of $20.3 million and $22.8 million at September 30, 2020 and December 31, 2019, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of $0.4 million and $0.6 million at September 30, 2020 and December 31, 2019, respectively.
(b)The carrying value of Senior Unsecured Notes, net includes unamortized discount of $18.5 million and $20.5 million at September 30, 2020 and December 31, 2019, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $4.8 million and $6.2 million at September 30, 2020 and December 31, 2019, respectively.
(c)We determined the estimated fair value of the Senior Unsecured Notes using observed market prices in an open market with limited trading volume.
(d)We determined the estimated fair value of our non-recourse mortgage loans using a discounted cash flow model that estimates the present value of the future loan payments by discounting such payments at current estimated market interest rates. The estimated market interest rates consider interest rate risk and the value of the underlying collateral, which includes quality of the collateral, the credit quality of the tenant/obligor, and the time until maturity.

We estimated that our other financial assets and liabilities, including amounts outstanding under our Senior Unsecured Credit Facility (Note 10) and our loans receivable, but excluding net investments in direct financing leases, had fair values that approximated their carrying values at both September 30, 2020 and December 31, 2019.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. There have been no significant changes in our impairment policies from what was disclosed in the 2019 Annual Report.

The following tables present information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (in thousands):

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges
Net investment in direct financing leases	$—	$—	$24,418	$25,781
		$—		$25,781

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges
Equity investments in the Managed Programs	$37,396	$47,112	$—	$—
Land, buildings and improvements and intangibles	12,148	19,420	—	—
Net investment in direct financing leases	—	—	24,418	25,781
		$66,532		$25,781

W. P. Carey 9/30/2020 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

Impairment charges, and their related triggering events and fair value measurements, recognized during the nine months ended September 30, 2020 and the three and nine months ended September 30, 2019 were as follows (we did not recognize any impairment charges during the three months ended September 30, 2020):

Equity Investments in the Managed Programs

During the nine months ended September 30, 2020, we recognized other-than-temporary impairment charges of $27.8 million and $19.3 million on our equity investments in CWI 1 and CWI 2, respectively, to reduce the carrying values of our investments to their estimated fair values, due to the ongoing COVID-19 pandemic, which had an adverse effect on the operations of CWI 1 and CWI 2. The fair value measurements were estimated based on implied asset value changes and changes in market capitalizations for publicly traded lodging REITs, all of which was obtained from third-party market data. These other-than-temporary impairment charges are reflected within Equity in earnings (losses) of equity method investments in the Managed Programs and real estate in our consolidated statements of income.

Land, Buildings and Improvements and Intangibles

During the nine months ended September 30, 2020, we recognized impairment charges totaling $16.0 million on two properties leased to the same tenant in order to reduce the carrying values of the properties to their estimated fair values, due to potential property vacancies. The fair value measurements for the properties were determined by a direct capitalization rate analysis.

In addition, we recognized an impairment charge of $3.4 million on a property in order to reduce the carrying value of the property to its estimated fair value. The fair value measurement for this property approximated its estimated selling price; it was sold in September 2020.

Net Investments in Direct Financing Leases

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

W. P. Carey 9/30/2020 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)
Derivative Financial Instruments

There have been no significant changes in our derivative financial instrument policies from what was disclosed in the 2019 Annual Report. At both September 30, 2020 and December 31, 2019, no cash collateral had been posted nor received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Derivative Assets Fair Value at		Derivative Liabilities Fair Value at
		September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Foreign currency collars	Other assets, net	$11,415	$14,460	$—	$—
Interest rate caps	Other assets, net	1	1	—	—
Foreign currency forward contracts	Other assets, net	—	9,689	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(6,356)	(4,494)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(3,813)	(1,587)
		11,416	24,150	(10,169)	(6,081)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	3,700	5,000	—	—
Interest rate swap (a)	Other assets, net	—	8	—	—
Interest rate swap (a)	Accounts payable, accrued expenses and other liabilities	—	—	(62)	(93)
		3,700	5,008	(62)	(93)
Total derivatives		$15,116	$29,158	$(10,231)	$(6,174)
__________
(a)These interest rate swaps do not qualify for hedge accounting; however, they do protect against fluctuations in interest rates related to the underlying variable-rate debt.

W. P. Carey 9/30/2020 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)
The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss) (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2020	2019	2020	2019
Foreign currency collars	$(17,029)	$13,661	$(5,524)	$17,539
Interest rate swaps	312	(398)	(2,047)	(2,775)
Interest rate caps	4	50	5	199
Foreign currency forward contracts	—	361	(5,272)	(809)
Derivatives in Net Investment Hedging Relationships (b)
Foreign currency collars	(16)	18	9	19
Foreign currency forward contracts	—	8	—	7
Total	$(16,729)	$13,700	$(12,829)	$14,180

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Foreign currency collars	Other gains and (losses)	$1,664	$1,241	$4,565	$3,614
Interest rate swaps and caps	Interest expense	(548)	(432)	(1,254)	(2,046)
Foreign currency forward contracts	Other gains and (losses)	—	2,271	5,716	6,825
Total		$1,116	$3,080	$9,027	$8,393
__________
(a)Excludes net gains of less than $0.1 million and net losses of $0.4 million recognized on unconsolidated jointly owned investments for the three months ended September 30, 2020 and 2019, respectively, and net losses of $0.4 million and $2.4 million for the nine months ended September 30, 2020 and 2019, respectively.
(b)The changes in fair value of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive income (loss).

Amounts reported in Other comprehensive income (loss) related to interest rate derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Other gains and (losses) when the hedged foreign currency contracts are settled. As of September 30, 2020, we estimate that an additional $3.2 million and $2.2 million will be reclassified as interest expense and other gains, respectively, during the next 12 months.

W. P. Carey 9/30/2020 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)
The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Foreign currency collars	Other gains and (losses)	$(1,368)	$543	$(937)	$738
Interest rate swaps	Interest expense	11	7	41	15
Foreign currency forward contracts	Other gains and (losses)	—	805	(43)	544
Stock warrants	Other gains and (losses)	—	(300)	(1,300)	(600)
Interest rate swaps	Other gains and (losses)	—	(98)	—	(124)
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Interest expense	627	340	1,491	(773)
Interest rate caps	Interest expense	—	(104)	—	(199)
Foreign currency forward contracts	Other gains and (losses)	—	—	—	(132)
Foreign currency collars	Other gains and (losses)	—	—	—	7
Total		$(730)	$1,193	$(748)	$(524)

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

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at September 30, 2020 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2020 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	5	74,453	USD	$(4,744)
Interest rate swaps	2	48,734	EUR	(1,612)
Interest rate cap	1	11,154	EUR	1
Interest rate cap	1	6,394	GBP	—
Not Designated as Hedging Instruments
Interest rate swap (b)	1	4,520	EUR	(62)
				$(6,417)
__________
(a)Fair value amounts are based on the exchange rate of the euro or British pound sterling at September 30, 2020, as applicable.
(b)This interest rate swap does not qualify for hedge accounting; however, it does protect against fluctuations in interest rates related to the underlying variable-rate debt.

W. P. Carey 9/30/2020 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)
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

The following table presents the foreign currency collars that we had outstanding at September 30, 2020 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2020
Designated as Cash Flow Hedging Instruments
Foreign currency collars	88	308,000	EUR	$5,975
Foreign currency collars	65	44,000	GBP	1,620
Foreign currency collar	1	700	NOK	7
				$7,602

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of September 30, 2020. At September 30, 2020, our total credit exposure and the maximum exposure to any single counterparty was $8.1 million and $2.9 million, respectively.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At September 30, 2020, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $14.4 million and $9.6 million at September 30, 2020 and December 31, 2019, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at September 30, 2020 or December 31, 2019, we could have been required to settle our obligations under these agreements at their aggregate termination value of $14.8 million and $9.9 million, respectively.

Net Investment Hedges

We have completed five offerings of euro-denominated senior notes, each with a principal amount of €500.0 million, which we refer to as the 2.0% Senior Notes due 2023, 2.25% Senior Notes due 2024, 2.250% Senior Notes due 2026, 2.125% Senior Notes due 2027, and 1.350% Senior Notes due 2028 (Note 10). In addition, at September 30, 2020, the amount borrowed in Japanese yen outstanding under our Unsecured Revolving Credit Facility (Note 10) was ¥2.4 billion. Also, at September 30, 2020, the amounts borrowed in British pound sterling and euro outstanding under our Unsecured Term Loans (Note 10) were £150.0 million and €96.5 million, respectively. These borrowings are designated as, and are effective as, economic hedges of our net investments in foreign entities. Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our borrowings under our euro-denominated senior notes and changes in the value of our euro, Japanese yen, and British pound sterling borrowings under our Senior Unsecured Credit Facility, related to changes in the spot rates, will be reported in the same manner as foreign currency translation adjustments, which are recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. Such (losses) gains related to non-derivative net investment hedges were $(140.5) million and $108.8 million for the three months ended September 30, 2020 and 2019, respectively, and $(118.5) million and $122.3 million for the nine months ended September 30, 2020 and 2019, respectively.

W. P. Carey 9/30/2020 10-Q – 31

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

At September 30, 2020, our Unsecured Revolving Credit Facility had available capacity of approximately $1.6 billion (net of amounts reserved for standby letters of credit totaling $20.1 million). We incur an annual facility fee of 0.20% of the total commitment on our Unsecured Revolving Credit Facility, which is included within Interest expense in our consolidated statements of income.

The following table presents a summary of our Senior Unsecured Credit Facility (dollars in thousands):

	Interest Rate at September 30, 2020 (a)	Maturity Date at September 30, 2020	Principal Outstanding Balance at
Senior Unsecured Credit Facility			September 30, 2020	December 31, 2019
Unsecured Term Loans:
Term Loan — borrowing in British pounds sterling (b)	GBP LIBOR + 0.95%	2/20/2025	$192,492	$—
Delayed Draw Term Loan — borrowing in euros (c)	EURIBOR + 0.95%	2/20/2025	112,982	—
			305,474	—
Unsecured Revolving Credit Facility:
Borrowing in dollars	LIBOR + 0.85%	2/20/2025	160,000	—
Borrowing in Japanese yen	JPY LIBOR + 0.85%	2/20/2025	22,799	22,295
Borrowing in euros	N/A	N/A	—	131,438
Borrowing in British pounds sterling	N/A	N/A	—	47,534
			182,799	201,267
			$488,273	$201,267
__________
(a)The applicable interest rate at September 30, 2020 was based on the credit rating for our Senior Unsecured Notes of BBB/Baa2.
(b)Balance excludes unamortized discount of $1.3 million at September 30, 2020.
(c)EURIBOR means Euro Interbank Offered Rate.

W. P. Carey 9/30/2020 10-Q – 32

Notes to Consolidated Financial Statements (Unaudited)
Senior Unsecured Notes

As set forth in the table below, we have euro and U.S. dollar-denominated senior unsecured notes outstanding with an aggregate principal balance outstanding of $4.6 billion at September 30, 2020 (the “Senior Unsecured Notes”).

Interest on the Senior Unsecured Notes is payable annually in arrears for our euro-denominated senior notes and semi-annually for U.S. dollar-denominated senior notes. The Senior Unsecured Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 30 to 35 basis points. The following table presents a summary of our Senior Unsecured Notes outstanding at September 30, 2020 (currency in millions):

				Original Issue Discount	Effective Interest Rate			Principal Outstanding Balance at
Senior Unsecured Notes, net (a)	Issue Date	Principal Amount	Price of Par Value			Coupon Rate	Maturity Date	September 30, 2020	December 31, 2019
2.0% Senior Notes due 2023	1/21/2015	€500.0	99.220%	$4.6	2.107%	2.0%	1/20/2023	$585.4	$561.7
4.6% Senior Notes due 2024	3/14/2014	$500.0	99.639%	$1.8	4.645%	4.6%	4/1/2024	500.0	500.0
2.25% Senior Notes due 2024	1/19/2017	€500.0	99.448%	$2.9	2.332%	2.25%	7/19/2024	585.4	561.7
4.0% Senior Notes due 2025	1/26/2015	$450.0	99.372%	$2.8	4.077%	4.0%	2/1/2025	450.0	450.0
2.250% Senior Notes due 2026	10/9/2018	€500.0	99.252%	$4.3	2.361%	2.250%	4/9/2026	585.4	561.7
4.25% Senior Notes due 2026	9/12/2016	$350.0	99.682%	$1.1	4.290%	4.25%	10/1/2026	350.0	350.0
2.125% Senior Notes due 2027	3/6/2018	€500.0	99.324%	$4.2	2.208%	2.125%	4/15/2027	585.4	561.7
1.350% Senior Notes due 2028	9/19/2019	€500.0	99.266%	$4.1	1.442%	1.350%	4/15/2028	585.4	561.7
3.850% Senior Notes due 2029	6/14/2019	$325.0	98.876%	$3.7	3.986%	3.850%	7/15/2029	325.0	325.0
								$4,552.0	$4,433.5
__________
(a)Aggregate balance excludes unamortized deferred financing costs totaling $20.3 million and $22.8 million, and unamortized discount totaling $18.5 million and $20.5 million, at September 30, 2020 and December 31, 2019, respectively.

Proceeds from the issuances of each of these notes were used primarily to partially pay down the amounts then outstanding under the senior unsecured credit facility that we had in place at that time and/or to repay certain non-recourse mortgage loans.

On October 14, 2020, we completed a public offering of $500.0 million of 2.400% Senior Notes due 2031, at a price of 99.099% of par value. These 2.400% Senior Notes due 2031 have a 10.3-year term and are scheduled to mature on February 1, 2031 (Note 16).

Covenants

The Credit Agreement, each of the Senior Unsecured Notes, and certain of our non-recourse mortgage loan agreements include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. There have been no significant changes in our debt covenants from what was disclosed in the 2019 Annual Report. We were in compliance with all of these covenants at September 30, 2020.

Non-Recourse Mortgages

At September 30, 2020, the weighted-average interest rates for our fixed-rate and variable-rate non-recourse mortgage notes payable were 4.9% and 2.9%, respectively, with maturity dates ranging from November 2020 to September 2031.

A non-recourse mortgage loan encumbering a vacant property, with an outstanding principal balance and carrying value of approximately $3.0 million, was in default as of September 30, 2020. The property has been vacant since 2018. This loan currently bears interest at 6.9% (there is no additional default interest) and is collateralized by the property, which we wholly-own. Interest expense of $0.2 million on this loan has been accrued and unpaid as of September 30, 2020. As of September 30, 2020, the carrying value of the property was $3.7 million.
W. P. Carey 9/30/2020 10-Q – 33

Notes to Consolidated Financial Statements (Unaudited)
Repayments During the Nine Months Ended September 30, 2020

During the nine months ended September 30, 2020, we repaid non-recourse mortgage loans at or close to maturity with an aggregate principal balance of approximately $202.5 million. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 5.0%. Amounts are based on the exchange rate of the related foreign currency as of the date of repayment, as applicable.

Repayments During the Nine Months Ended September 30, 2019

During the nine months ended September 30, 2019, we (i) prepaid non-recourse mortgage loans totaling $872.8 million, and (ii) repaid non-recourse mortgage loans at maturity with an aggregate principal balance of approximately $39.4 million. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 4.9%. Amounts are based on the exchange rate of the related foreign currency as of the date of repayment, as applicable. We primarily used proceeds from issuances of common stock under our ATM Program (Note 12) and proceeds from the issuances of senior notes to fund these prepayments.

Foreign Currency Exchange Rate Impact

During the nine months ended September 30, 2020, the U.S. dollar weakened against the euro, resulting in an aggregate increase of $129.8 million in the aggregate carrying values of our Non-recourse mortgages, net, Senior Unsecured Credit Facility, and Senior Unsecured Notes, net from December 31, 2019 to September 30, 2020.

Scheduled Debt Principal Payments

Scheduled debt principal payments as of September 30, 2020 are as follows (in thousands):

Years Ending December 31,	Total (a)
2020 (remainder)	$28,717
2021	144,112
2022	460,944
2023	928,188
2024	1,208,377
Thereafter through 2031	3,509,419
Total principal payments	6,279,757
Unamortized discount, net (b)	(24,592)
Unamortized deferred financing costs	(20,705)
Total	$6,234,460
__________
(a)Certain amounts are based on the applicable foreign currency exchange rate at September 30, 2020.
(b)Represents the unamortized discount on the Senior Unsecured Notes of $18.5 million in aggregate, unamortized discount, net, of $4.8 million in aggregate primarily resulting from the assumption of property-level debt in connection with business combinations, and unamortized discount of $1.3 million on the Term Loan.

Note 11. Commitments and Contingencies

At September 30, 2020, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

W. P. Carey 9/30/2020 10-Q – 34

Notes to Consolidated Financial Statements (Unaudited)
Note 12. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain several stock-based compensation plans, which are more fully described in the 2019 Annual Report. There have been no significant changes to the terms and conditions of any of our stock-based compensation plans or arrangements during the nine months ended September 30, 2020. We recorded stock-based compensation expense of $4.6 million and $4.7 million during the three months ended September 30, 2020 and 2019, respectively, and $10.1 million and $13.8 million during the nine months ended September 30, 2020 and 2019, respectively, which was included in Stock-based compensation expense in the consolidated financial statements.

Restricted and Conditional Awards

Nonvested restricted share awards (“RSAs”), restricted share units (“RSUs”), and performance share units (“PSUs”) at September 30, 2020 and changes during the nine months ended September 30, 2020 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2020	283,977	$68.51	331,242	$80.90
Granted (a)	141,384	81.48	90,518	104.65
Vested (b)	(159,456)	69.57	(156,838)	80.42
Forfeited	(5,555)	71.69	(6,715)	88.94
Adjustment (c)	—	—	(18,426)	80.27
Nonvested at September 30, 2020 (d)	260,350	$74.83	239,781	$90.83
__________
(a)The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing (i) a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period and (ii) future financial performance projections. To estimate the fair value of PSUs granted during the nine months ended September 30, 2020, we used a risk-free interest rate of 1.6%, an expected volatility rate of 15.2%, and assumed a dividend yield of zero.
(b)The grant date fair value of shares vested during the nine months ended September 30, 2020 was $23.7 million. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At September 30, 2020 and December 31, 2019, we had an obligation to issue 986,859 and 893,713 shares, respectively, of our common stock underlying such deferred awards, which is recorded within Total stockholders’ equity as a Deferred compensation obligation of $42.0 million and $37.3 million, respectively.
(c)Vesting and payment of the PSUs is conditioned upon certain company and/or market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. As a result, we recorded adjustments at September 30, 2020 to reflect the number of shares expected to be issued when the PSUs vest.
(d)At September 30, 2020, total unrecognized compensation expense related to these awards was approximately $23.2 million, with an aggregate weighted-average remaining term of 1.8 years.

W. P. Carey 9/30/2020 10-Q – 35

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to W. P. Carey	$149,397	$41,339	$320,787	$175,871
Net income attributable to nonvested participating RSUs	—	(10)	—	(44)
Net income — basic and diluted	$149,397	$41,329	$320,787	$175,827

Weighted-average shares outstanding — basic	174,974,185	172,235,066	173,879,068	170,276,085
Effect of dilutive securities	287,627	251,440	264,970	269,580
Weighted-average shares outstanding — diluted	175,261,812	172,486,506	174,144,038	170,545,665

For the three and nine months ended September 30, 2020 and 2019, there were no potentially dilutive securities excluded from the computation of diluted earnings per share.

ATM Program

During the three and nine months ended September 30, 2020, we did not issue any shares of our common stock under our ATM Program, which is discussed in the 2019 Annual Report. During the three and nine months ended September 30, 2019, we issued 1,502,572 and 6,672,412 shares, respectively, of our common stock under our former ATM Program at a weighted-average price of $88.76 and $79.70 per share, respectively, for net proceeds of $131.4 million and $523.5 million, respectively. As of September 30, 2020, $616.6 million remained available for issuance under our current ATM Program.

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

During the three and nine months ended September 30, 2020, we settled a portion of the equity forwards by physically delivering 1,488,291 and 2,951,791 shares, respectively, of common stock to certain forward purchasers for net proceeds of $99.8 million and $199.7 million, respectively, which were primarily used to partially pay down amounts outstanding under our Unsecured Revolving Credit Facility and for general corporate purposes. As of September 30, 2020, 2,510,709 shares remained outstanding under the forward sale agreements. We expect to settle the forward sale agreements in full within 18 months of the offering date via physical delivery of the outstanding shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements, subject to certain conditions. The forward sale price that we will receive upon physical settlement of the agreements will be (i) subject to adjustment on a daily basis based on a floating interest rate factor equal to a specified daily rate less a spread (i.e., if the specified daily rate is less than the spread on any day, the interest rate factor will result in a daily reduction of the applicable forward sale price) and (ii) decreased based on amounts related to expected dividends on shares of our common stock during the term of the forward sale agreements.

W. P. Carey 9/30/2020 10-Q – 36

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

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended September 30, 2020
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$16,455	$(307,068)	$—	$(290,613)
Other comprehensive income before reclassifications	(15,558)	34,170	—	18,612
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(1,664)	—	—	(1,664)
Interest expense	548	—	—	548
Total	(1,116)	—	—	(1,116)
Net current period other comprehensive income	(16,674)	34,170	—	17,496
Net current period other comprehensive income attributable to noncontrolling interests	(7)	—	—	(7)
Ending balance	$(226)	$(272,898)	$—	$(273,124)

	Three Months Ended September 30, 2019
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$12,645	$(273,451)	$(11)	$(260,817)
Other comprehensive loss before reclassifications	16,323	(37,412)	11	(21,078)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(3,512)	—	—	(3,512)
Interest expense	432	—	—	432
Total	(3,080)	—	—	(3,080)
Net current period other comprehensive loss	13,243	(37,412)	11	(24,158)
Ending balance	$25,888	$(310,863)	$—	$(284,975)

W. P. Carey 9/30/2020 10-Q – 37

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2020
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$13,048	$(268,715)	$—	$(255,667)
Other comprehensive loss before reclassifications	(4,240)	(4,183)	—	(8,423)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(10,281)	—	—	(10,281)
Interest expense	1,254	—	—	1,254
Total	(9,027)	—	—	(9,027)
Net current period other comprehensive loss	(13,267)	(4,183)	—	(17,450)
Net current period other comprehensive income attributable to noncontrolling interests	(7)	—	—	(7)
Ending balance	$(226)	$(272,898)	$—	$(273,124)

	Nine Months Ended September 30, 2019
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Beginning balance	$14,102	$(269,091)	$(7)	$(254,996)
Other comprehensive loss before reclassifications	20,179	(41,772)	7	(21,586)
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(10,439)	—	—	(10,439)
Interest expense	2,046	—	—	2,046
Total	(8,393)	—	—	(8,393)
Net current period other comprehensive loss	11,786	(41,772)	7	(29,979)
Ending balance	$25,888	$(310,863)	$—	$(284,975)

See Note 9 for additional information on our derivatives activity recognized within Other comprehensive income (loss) for the periods presented.

Dividends Declared

During the third quarter of 2020, our Board declared a quarterly dividend of $1.044 per share, which was paid on October 15, 2020 to stockholders of record as of September 30, 2020.

During the nine months ended September 30, 2020, we declared dividends totaling $3.126 per share.

Note 13. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually and intend to do so for the tax year ending December 31, 2020. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and nine months ended September 30, 2020 and 2019.

In light of the COVID-19 outbreak during the first quarter of 2020, we are monitoring domestic and international tax considerations and the potential impact on our consolidated financial statements. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (U.S. federal legislation enacted on March 27, 2020 in response to COVID-19) provides that net operating losses incurred in 2018, 2019, or 2020 may be carried back to offset taxable income earned during the five-year period prior to the year in which the net operating loss was incurred. As a result, we recognized a $4.7 million current tax

W. P. Carey 9/30/2020 10-Q – 38

Notes to Consolidated Financial Statements (Unaudited)
benefit during the nine months ended September 30, 2020 by carrying back certain net operating losses, which is included within current tax benefit described below.

Certain of our subsidiaries have elected TRS status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. We also own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. The accompanying consolidated financial statements include an interim tax provision for our TRSs and foreign subsidiaries, as necessary, for the three and nine months ended September 30, 2020 and 2019. Current income tax expense was $8.9 million and $5.2 million for the three months ended September 30, 2020 and 2019, respectively, and $19.3 million and $8.3 million for the nine months ended September 30, 2020 and 2019, respectively. Provision for income taxes for the nine months ended September 30, 2019 included a current tax benefit of approximately $6.3 million due to a change in tax position for state and local taxes.

Our TRSs and foreign subsidiaries are subject to U.S. federal, state, and foreign income taxes. As such, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe that it is more likely than not that we will not realize the tax benefit of deferred tax assets based on available evidence at the time the determination is made. A change in circumstances may cause us to change our judgment about whether the tax benefit of a deferred tax asset will more likely than not be realized. We generally report any change in the valuation allowance through our income statement in the period in which such changes in circumstances occur. The majority of our deferred tax assets relate to the timing difference between the financial reporting basis and tax basis for stock-based compensation expense. The majority of our deferred tax liabilities relate to differences between the tax basis and financial reporting basis of the assets acquired in acquisitions in which the tax basis of such assets was not stepped up to fair value for income tax purposes. Deferred income tax benefit was $2.9 million and $1.0 million for the three months ended September 30, 2020 and 2019, respectively, and $47.4 million and $3.2 million for the nine months ended September 30, 2020 and 2019, respectively. Benefit from income taxes for the nine months ended September 30, 2020 included a deferred tax benefit of $37.2 million as a result of the release of a deferred tax liability relating to our investment in shares of a cold storage operator (Note 8), which converted to a REIT during the current year period and is therefore no longer subject to federal income taxes, as well as a deferred tax benefit of $6.5 million as a result of the other-than-temporary impairment charges that we recognized on our equity investments in CWI 1 and CWI 2 during the period (Note 8).

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

2020 — During the three and nine months ended September 30, 2020, we sold four and eight properties, respectively, for total proceeds, net of selling costs, of $62.9 million and $168.0 million (inclusive of $4.7 million attributable to a noncontrolling interest), respectively, and recognized a net gain on these sales totaling $20.9 million and $32.7 million (inclusive of $0.6 million attributable to a noncontrolling interest), respectively (inclusive of income taxes totaling $3.1 million and $3.0 million, respectively, recognized upon sale). Disposition activity included the sale of one of our two hotel operating properties in January 2020 for total proceeds, net of selling costs, of $103.5 million (inclusive of $4.7 million attributable to a noncontrolling interest), which was held for sale as of December 31, 2019 (Note 4).

2019 — During the three and nine months ended September 30, 2019, we sold four and nine properties, respectively, for total proceeds, net of selling costs, of $13.9 million and $26.5 million, respectively, and recognized a net gain on these sales totaling $0.1 million and $0.7 million, respectively (inclusive of income taxes totaling $0.2 million for both periods recognized upon sale).

In addition, in June 2019, a loan receivable was repaid in full to us for $9.3 million, which resulted in a net loss of $0.1 million.

W. P. Carey 9/30/2020 10-Q – 39

Notes to Consolidated Financial Statements (Unaudited)
Note 15. Segment Reporting

We evaluate our results from operations through our two major business segments: Real Estate and Investment Management. The following tables present a summary of comparative results and assets for these business segments (in thousands):

Real Estate

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Lease revenues	$293,856	$278,839	$856,269	$811,580
Operating property revenues (a)	1,974	9,538	9,368	40,970
Lease termination income and other	1,565	14,377	9,991	23,951
	297,395	302,754	875,628	876,501

Operating Expenses
Depreciation and amortization (b)	108,351	108,573	331,035	332,652
General and administrative (b)	19,399	13,973	51,793	44,162
Reimbursable tenant costs	15,728	15,611	42,699	42,699
Property expenses, excluding reimbursable tenant costs	11,923	10,377	33,649	30,204
Stock-based compensation expense (b)	4,564	3,435	9,452	9,717
Operating property expenses	1,594	8,547	8,205	30,015
Merger and other expenses	(1,016)	70	(213)	912
Impairment charges	—	25,781	19,420	25,781
	160,543	186,367	496,040	516,142
Other Income and Expenses
Interest expense	(52,537)	(58,626)	(157,259)	(179,658)
Other gains and (losses)	44,777	(12,938)	48,943	(13,330)
Gain on sale of real estate, net	20,933	71	32,684	642
Equity in earnings of equity method investments in real estate	631	578	2,407	730
Loss on change in control of interests	—	(8,416)	—	(8,416)
	13,804	(79,331)	(73,225)	(200,032)
Income before income taxes	150,656	37,056	306,363	160,327
(Provision for) benefit from income taxes	(3,636)	(3,511)	24,047	(12,689)
Net Income from Real Estate	147,020	33,545	330,410	147,638
Net (income) loss attributable to noncontrolling interests	(37)	11	(688)	94
Net Income from Real Estate Attributable to W. P. Carey	$146,983	$33,556	$329,722	$147,732

W. P. Carey 9/30/2020 10-Q – 40

Notes to Consolidated Financial Statements (Unaudited)
Investment Management

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Asset management revenue	$3,748	$9,878	$18,109	$29,400
Reimbursable costs from affiliates	1,276	4,786	7,717	12,475
Structuring and other advisory revenue	—	587	494	3,163
	5,024	15,251	26,320	45,038
Operating Expenses
Reimbursable costs from affiliates	1,276	4,786	7,717	12,475
Merger and other expenses	420	—	878	—
General and administrative (b)	—	3,237	5,823	14,062
Subadvisor fees	—	1,763	1,469	5,615
Stock-based compensation expense (b)	—	1,312	691	4,131
Depreciation and amortization (b)	—	944	987	2,876
	1,696	12,042	17,565	39,159
Other Income and Expenses
Equity in earnings (losses) of equity method investments in the Managed Programs	1,089	5,191	(12,494)	14,481
Other gains and (losses)	336	536	594	1,212
	1,425	5,727	(11,900)	15,693
Income (loss) before income taxes	4,753	8,936	(3,145)	21,572
(Provision for) benefit from income taxes	(2,339)	(646)	4,075	7,542
Net Income from Investment Management	2,414	8,290	930	29,114
Net income attributable to noncontrolling interests	—	(507)	(9,865)	(975)
Net Income (Loss) from Investment Management Attributable to W. P. Carey	$2,414	$7,783	$(8,935)	$28,139

Total Company

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$302,419	$318,005	$901,948	$921,539
Operating expenses	162,239	198,409	513,605	555,301
Other income and (expenses)	15,229	(73,604)	(85,125)	(184,339)
(Provision for) benefit from income taxes	(5,975)	(4,157)	28,122	(5,147)
Net income attributable to noncontrolling interests	(37)	(496)	(10,553)	(881)
Net income attributable to W. P. Carey	$149,397	$41,339	$320,787	$175,871

	Total Assets at
	September 30, 2020	December 31, 2019
Real Estate	$14,072,029	$13,811,403
Investment Management (c)	117,481	249,515
Total Company	$14,189,510	$14,060,918
__________

W. P. Carey 9/30/2020 10-Q – 41

Notes to Consolidated Financial Statements (Unaudited)
(a)Operating property revenues from our hotels include (i) $0.6 million and $3.9 million for the three months ended September 30, 2020 and 2019, respectively, and $3.4 million and $11.4 million for the nine months ended September 30, 2020 and 2019, respectively, generated from a hotel in Bloomington, Minnesota (revenues decreased due to the adverse effect of COVID-19 on the hotel’s operations), and (ii) $3.5 million for the three months ended September 30, 2019, and $1.9 million and $10.1 million for the nine months ended September 30, 2020 and 2019, respectively, generated from a hotel in Miami, Florida, which was sold in January 2020 (Note 14).
(b)Beginning with the second quarter of 2020, general and administrative expenses attributed to our Investment Management segment are comprised of the incremental costs of providing services to the Managed Programs, which are fully reimbursed by those funds (resulting in no net expense for us). All other general and administrative expenses are attributed to our Real Estate segment. Previously, general and administrative expenses were allocated based on time incurred by our personnel for the Real Estate and Investment Management segments. In addition, beginning with the second quarter of 2020, stock-based compensation expense and depreciation and amortization expense are fully recognized within our Real Estate segment. In light of the termination of the advisory agreements with CWI 1 and CWI 2 in connection with the WLT management internalization (Note 3), we now view essentially all assets, liabilities, and operational expenses as part of our Real Estate segment, other than incremental activities that are expected to wind down as we manage CPA:18 – Global and CESH through the end of their respective life cycles (Note 2). These changes within the segments had no impact on our consolidated financial statements.
(c)Following the WLT management internalization and redemption of the special general partner interests in CWI 1 and CWI 2 on April 13, 2020, we no longer own equity investments in those funds, which were previously included within our Investment Management segment (Note 2, Note 3, Note 7). Our investment in shares of common stock of WLT is included within our Real Estate segment (as an equity method investment in real estate) (Note 7). In addition, we allocated $34.3 million of goodwill within our Investment Management segment during the nine months ended September 30, 2020, since the WLT management internalization resulted in a sale of a portion of our Investment Management business (Note 3, Note 6).

W. P. Carey 9/30/2020 10-Q – 42

Notes to Consolidated Financial Statements (Unaudited)
Note 16. Subsequent Events

Issuance of Senior Unsecured Notes

On October 14, 2020, we completed an underwritten public offering of $500.0 million of 2.400% Senior Notes due 2031, at a price of 99.099% of par value. These 2.400% Senior Notes due 2031 have a 10.3-year term and are scheduled to mature on February 1, 2031.

Acquisitions

In October 2020, we completed three investments for a total purchase price of approximately $186.8 million, as follows:

•a three-property industrial portfolio in Winter Haven, Florida; Belvidere, Illinois; and Fayetteville, North Carolina, with a lease term of 20 years for an aggregate purchase price of approximately $51.0 million on October 12, 2020;
•a 27-property grocery store portfolio in Spain with a lease term of 20 years for an aggregate purchase price of approximately $101.8 million (based on the exchange rate of the euro on the date of acquisition) on October 30, 2020; and
•a food manufacturing/headquarters facility in Little Canada, Minnesota, with a lease term of 20 years for approximately $34.0 million on October 30, 2020.

It is not practicable to disclose the preliminary purchase price allocations for these transactions given the short time period between the acquisition dates and the filing of this Report.

Investment in Shares of a Cold Storage Operator

In October 2020, we purchased additional shares of a cold storage operator for $95.5 million. This increased the carrying value of our investment to approximately $290 million (Note 8).

Dispositions

In October 2020, we sold two cold storage properties in Rincon and Unadilla, Georgia, for gross proceeds totaling $95.5 million. The buyer was the cold storage operator noted directly above.

In addition, in October 2020, we sold a retail facility in Rockport, Texas, for gross proceeds of $5.2 million. This property was classified as held for sale as of September 30, 2020.

W. P. Carey 9/30/2020 10-Q – 43

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

Business Overview

As described in more detail in Item 1 of the 2019 Annual Report, we are a diversified net lease REIT with a portfolio of operationally-critical, commercial real estate that includes 1,215 net lease properties covering approximately 142 million square feet and 20 operating properties as of September 30, 2020. We invest in high-quality single tenant industrial, warehouse, office, retail, and self-storage properties subject to long-term net leases with built-in rent escalators. Our portfolio is located primarily in the United States and Northern and Western Europe, and we believe it is well-diversified by tenant, property type, geographic location, and tenant industry.

We also earn fees and other income by managing the portfolios of the Managed Programs through our investment management business. We no longer raise capital for new or existing funds, but currently expect to continue managing CPA:18 – Global and CESH through the end of their respective life cycles (Note 1, Note 3).

Significant Developments

Issuance of Senior Unsecured Notes

On October 14, 2020, we completed an underwritten public offering of $500.0 million of 2.400% Senior Notes due 2031, at a price of 99.099% of par value. These 2.400% Senior Notes due 2031 have a 10.3-year term and are scheduled to mature on February 1, 2031. We intend to use the net proceeds from the issuance of these 2.400% Senior Notes due 2031 to repay certain indebtedness, including amounts outstanding under our Unsecured Revolving Credit Facility (which was used in part to repay secured mortgage debt outstanding), to fund potential future acquisitions, and for general corporate purposes (Note 16).

Board of Directors Change

On September 18, 2020, we announced that Ms. Tonit M. Calaway, age 52, was appointed to our Board. Please see our Current Report on Form 8-K filed on September 18, 2020 for additional information.

COVID-19

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including the safety and health of our employees, our portfolio, and tenant credit health (including our tenants’ ability to pay rent), as well as our liquidity, capital allocation, and balance sheet management.

One of our core principles is our proactive approach to asset management. As such, we continue to actively engage in discussions with our tenants regarding the impact of COVID-19 on their business operations, liquidity, and financial position. Through the date of this Report, we received from tenants approximately 98% of contractual base rent that was due during the third quarter of 2020 (based on contractual minimum annualized base rent (“ABR”) as of June 30, 2020) and approximately 99% of contractual base rent that was due in October (based on ABR as of September 30, 2020).

Given the significant uncertainty around the duration and severity of the impact of COVID-19, we are unable to predict the impact it will have on our tenants’ continued ability to pay rent. Therefore, information provided regarding recent rent collections should not serve as an indication of expected future rent collections.

Please see Part II, Item 1A. Risk Factors in this Report for information about the global COVID-19 pandemic.

W. P. Carey 9/30/2020 10-Q – 44

As of September 30, 2020, we had $152.2 million of cash and cash equivalents, approximately $1.6 billion of available capacity under our Unsecured Revolving Credit Facility (net of amounts reserved for standby letters of credit totaling $20.1 million), and available proceeds under our forward sale agreements of approximately $166.1 million (based on 2,510,709 remaining shares outstanding and a net offering price of $66.14 as of that date). Our Senior Unsecured Credit Facility, which we amended and restated on February 20, 2020, includes a $1.8 billion Unsecured Revolving Credit Facility and Unsecured Term Loans outstanding totaling $304.2 million as of September 30, 2020 (Note 10), and is scheduled to mature on February 20, 2025. As of September 30, 2020, scheduled debt principal payments total $28.7 million through December 31, 2020 and $172.8 million through December 31, 2021, and our Senior Unsecured Notes do not start to mature until January 2023 (Note 10).

The potential impact of COVID-19 on our tenants and properties could have a material adverse effect on our business, financial condition, liquidity, results of operations, and prospects.

Financial Highlights

During the nine months ended September 30, 2020, we completed the following (as further described in the consolidated financial statements):

Real Estate

Investments

•We acquired seven investments totaling $354.6 million (Note 4).
•We completed four construction projects at a cost totaling $168.1 million (Note 4).

Dispositions

•As part of our active capital recycling program, we disposed of eight properties for total proceeds, net of selling costs, of $168.0 million (inclusive of $4.7 million attributable to a noncontrolling interest). Disposition activity included the sale of one of our two hotel operating properties in January 2020 for total proceeds, net of selling costs, of $103.5 million (inclusive of $4.7 million attributable to a noncontrolling interest) (Note 14).

W. P. Carey 9/30/2020 10-Q – 45

Financing and Capital Markets Transactions

•On February 20, 2020, we amended and restated our Senior Unsecured Credit Facility to increase its capacity to $2.1 billion, which is comprised of a $1.8 billion Unsecured Revolving Credit Facility, a £150.0 million Term Loan, and a €96.5 million Delayed Draw Term Loan, all maturing in five years. On that date, we drew down our Term Loan in full by borrowing £150.0 million (equivalent to $193.1 million). On March 27, 2020, we drew down our Delayed Draw Term Loan in full by borrowing €96.5 million (equivalent to $105.9 million) (Note 10).
•On June 17, 2020, we entered into an underwriting agreement, as well as certain forward sale agreements, with a syndicate of banks acting as underwriters, forward sellers, and/or forward purchasers in connection with an underwritten public offering of 4,750,000 shares of common stock at an initial forward sale price of $68.35 per share. The underwriters were granted a 30-day option to purchase up to an additional 712,500 shares of common stock at the initial forward sale price, which they fully exercised on June 18, 2020. Therefore, at closing on June 22, 2020, the forward purchasers borrowed from third parties and sold to the underwriters an aggregate of 5,462,500 shares of common stock, which the underwriters sold at a gross offering price of $70.00 per share, for gross proceeds of approximately $382.4 million. During the three and nine months ended September 30, 2020, we settled a portion of the equity forwards by physically delivering 1,488,291 and 2,951,791 shares, respectively, of common stock to certain forward purchasers for net proceeds of $99.8 million and $199.7 million, respectively, which were primarily used to partially pay down amounts outstanding under our Unsecured Revolving Credit Facility and for general corporate purposes. As of September 30, 2020, 2,510,709 shares remained outstanding under the forward sale agreements. We expect to settle the forward sale agreements in full within 18 months of the offering date via physical delivery of the outstanding shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements, subject to certain conditions (Note 12).
•We reduced our mortgage debt outstanding by repaying at or close to maturity a total of $202.5 million of non-recourse mortgage loans with a weighted-average interest rate of 5.0% (Note 10).

Investment Management

CWI 1 and CWI 2 Merger

On April 13, 2020, the CWI 1 and CWI 2 Merger closed (Note 3).

•In connection with the termination of our advisory agreements with CWI 1 and CWI 2, the operating partnerships of each of CWI 1 and CWI 2 redeemed the special general partner interests that we previously held, for which we received 1,300,000 shares of CWI 2 preferred stock with a fair value of $46.3 million and 2,840,549 shares in CWI 2 Class A common stock with a fair value of $11.6 million; in connection with this redemption, we recognized a non-cash net gain on sale of $33.0 million, which was included within Equity in earnings (losses) of equity method investments in the Managed Programs and real estate in the consolidated statements of income for the nine months ended September 30, 2020. The carrying value of our investment in WLT preferred stock (formerly CWI 2 preferred stock) was $46.3 million as of September 30, 2020, and is included within Other assets, net on our consolidated balance sheets as available-for-sale debt securities (Note 8).
•We exchanged our 6,074,046 shares of CWI 1 common stock for 5,531,025 shares of CWI 2 Class A common stock, based on the exchange ratio set forth in the merger agreement. In addition, prior to the closing of the CWI 1 and CWI 2 Merger, we owned 3,836,669 shares of CWI 2 Class A common stock. Together with the 2,840,549 shares in CWI 2 Class A common stock received (as described above), following the closing of the CWI 1 and CWI 2 Merger (and CWI 2 being renamed WLT), we own 12,208,243 shares of WLT Class A common stock, which we account for as an equity method investment and which had a carrying value of $48.4 million as of September 30, 2020 (Note 7). The aggregate carrying value of our investments in preferred shares and shares of common stock of WLT totaled approximately $94.7 million as of September 30, 2020.

Assets Under Management

•As of September 30, 2020, we managed total assets of approximately $2.8 billion on behalf of CPA:18 – Global and CESH. We expect that the vast majority of our Investment Management earnings going forward will be generated from asset management fees and our ownership interests in CPA:18 – Global and CESH.

W. P. Carey 9/30/2020 10-Q – 46

Dividends to Stockholders

We declared cash dividends totaling $3.126 per share during the nine months ended September 30, 2020, comprised of three quarterly dividends per share of $1.040, $1.042, and $1.044.

Consolidated Results

(in thousands, except shares)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues from Real Estate	$297,395	$302,754	$875,628	$876,501
Revenues from Investment Management	5,024	15,251	26,320	45,038
Total revenues	302,419	318,005	901,948	921,539

Net income from Real Estate attributable to W. P. Carey	146,983	33,556	329,722	147,732
Net income (loss) from Investment Management attributable to W. P. Carey	2,414	7,783	(8,935)	28,139
Net income attributable to W. P. Carey	149,397	41,339	320,787	175,871

Dividends declared	184,380	179,677	547,388	533,637

Net cash provided by operating activities			556,584	577,485
Net cash used in investing activities			(277,851)	(421,258)
Net cash used in financing activities			(311,400)	(180,730)

Supplemental financial measures (a):
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Real Estate	196,770	212,859	598,449	601,005
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Investment Management	5,185	11,364	17,956	33,450
Adjusted funds from operations attributable to W. P. Carey (AFFO)	201,955	224,223	616,405	634,455

Diluted weighted-average shares outstanding (b)	175,261,812	172,486,506	174,144,038	170,545,665
__________
(a)We consider Adjusted funds from operations (“AFFO”), a supplemental measure that is not defined by GAAP (a “non-GAAP measure”), to be an important measure in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.
(b)Amounts for the three and nine months ended September 30, 2020 reflect the impact of (i) settling a portion of our equity forwards by physically delivering 1,488,291 and 2,951,791 shares, respectively, of common stock to certain forward purchasers during the current year periods (Note 12) and (ii) issuing 6,672,412 shares of our common stock under our current and former ATM Programs during the year ended December 31, 2019 (Note 12).

Revenues and Net Income Attributable to W. P. Carey

Total revenues decreased for the three and nine months ended September 30, 2020 as compared to the same periods in 2019. Real Estate revenue decreased due to lower revenues from hotel operating properties (we sold one hotel in January 2020 (Note 14) and our remaining hotel was adversely impacted by COVID-19) and lower lease termination income and other, partially offset by higher lease revenues (primarily from property acquisition activity, partially offset by the adverse impact of COVID-19 and property dispositions). Investment Management revenue decreased primarily due to lower asset management revenue and reimbursable costs earned from the Managed Programs following the termination of our advisory agreements in connection with the closing of the CWI 1 and CWI 2 Merger on April 13, 2020 (Note 3).

W. P. Carey 9/30/2020 10-Q – 47

Net income attributable to W. P. Carey increased for the three and nine months ended September 30, 2020 as compared to the same periods in 2019, due to increases within our Real Estate segment, partially offset by decreases within our Investment Management segment. Net income from Real Estate attributable to W. P. Carey increased primarily due to non-cash unrealized gains on our investment in shares of a cold storage operator recognized during the current year periods (Note 8), impairment charges recognized during the prior year periods (Note 8), a higher gain on sale of real estate (Note 14), lower interest expense (substantially due to the reduction in our mortgage debt outstanding since January 1, 2019), and the impact of real estate acquisitions. In addition, we recognized a deferred tax benefit as a result of the release of a deferred tax liability relating to our investment in shares of a cold storage operator during the nine months ended September 30, 2020 (Note 13). These increases were partially offset by proceeds from a bankruptcy claim on a prior tenant received during the prior year periods. Net income from Investment Management attributable to W. P. Carey decreased due to the cessation of Investment Management revenues and distributions previously earned from CWI 1 and CWI 2 (Note 3). In addition, during the nine months ended September 30, 2020, we recognized other-than-temporary impairment charges on our equity investments in CWI 1 and CWI 2 (Note 8), partially offset by a non-cash net gain recognized on the redemption of our special general partner interests in CWI 1 and CWI 2 in connection with the WLT management internalization (Note 3).

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased for the nine months ended September 30, 2020 as compared to the same period in 2019, primarily due to the adverse impact of COVID-19 on rent collections, proceeds from a bankruptcy claim on a prior tenant received during the prior year period, and the cessation of distributions of Available Cash from CWI 1 and CWI 2 following the WLT management internalization (Note 3), partially offset by a decrease in interest expense, an increase in cash flow generated from net investment activity, and scheduled rent increases at existing properties.

AFFO

AFFO decreased for the three and nine months ended September 30, 2020 as compared to the same periods in 2019, primarily due to lower Investment Management revenues and distributions, proceeds from a bankruptcy claim on a prior tenant received during the prior year periods, and the adverse impact of COVID-19 on rent collections, partially offset by lower interest expense and the accretive impact of net investment activity and scheduled rent increases at existing properties.

W. P. Carey 9/30/2020 10-Q – 48

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

Portfolio Summary

	September 30, 2020	December 31, 2019
Number of net-leased properties	1,215	1,214
Number of operating properties (a)	20	21
Number of tenants (net-leased properties)	351	345
Total square footage (net-leased properties, in thousands)	142,280	139,982
Occupancy (net-leased properties)	98.9%	98.8%
Weighted-average lease term (net-leased properties, in years)	10.6	10.7
Number of countries	25	25
Total assets (in thousands)	$14,189,510	$14,060,918
Net investments in real estate (in thousands)	12,047,350	11,916,745

	Nine Months Ended September 30,
	2020	2019
Acquisition volume (in millions)	$354.6	$369.7
Construction projects completed (in millions)	168.1	79.4
Average U.S. dollar/euro exchange rate	1.1237	1.1236
Average U.S. dollar/British pound sterling exchange rate	1.2711	1.2731
Change in the U.S. CPI (b)	1.3%	2.2%
Change in the Germany CPI (b)	0.0%	1.7%
Change in the Poland CPI (b)	2.1%	2.1%
Change in the Netherlands CPI (b)	1.0%	2.6%
Change in the Spain CPI (b)	(1.4)%	(0.3)%

__________
(a)At September 30, 2020, operating properties consisted of 19 self-storage properties (of which we consolidated ten, with an average occupancy of 94.2% as of September 30, 2020) and one hotel property with an average occupancy of 27.2% for the nine months ended September 30, 2020 (due to the adverse effect of COVID-19). We sold one of our hotel properties in January 2020 (Note 14). At December 31, 2019, operating properties consisted of 19 self-storage properties (of which we consolidated ten) and two hotel properties.
(b)Many of our lease agreements include contractual increases indexed to changes in the CPI or similar indices in the jurisdictions in which the properties are located. When there is a decrease in CPI, rent does not decrease, since the minimum adjustment to rent will be 0% or higher.

W. P. Carey 9/30/2020 10-Q – 49

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at September 30, 2020 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Description	Number of Properties	ABR	ABR Percent	Weighted-Average Lease Term (Years)
U-Haul Moving Partners Inc. and Mercury Partners, LP	Net lease self-storage properties in the U.S.	78	$38,751	3.3%	3.6
Hellweg Die Profi-Baumärkte GmbH & Co. KG (a)	Do-it-yourself retail properties in Germany	42	34,901	3.0%	16.4
State of Andalucía (a)	Government office properties in Spain	70	30,034	2.6%	14.2
Metro Cash & Carry Italia S.p.A. (a)	Business-to-business wholesale stores in Italy and Germany	20	28,360	2.5%	6.5
Pendragon PLC (a)	Automotive dealerships in the United Kingdom	69	21,818	1.9%	9.7
Extra Space Storage, Inc.	Net lease self-storage properties in the U.S.	27	20,332	1.8%	23.6
Marriott Corporation	Net lease hotel properties in the U.S.	18	20,065	1.7%	3.1
Nord Anglia Education, Inc.	K-12 private schools in the U.S.	3	19,138	1.7%	23.0
Forterra, Inc. (a) (b)	Industrial properties in the U.S. and Canada	27	18,733	1.6%	22.7
Advance Auto Parts, Inc.	Distribution facilities in the U.S.	30	18,345	1.6%	12.3
Total		384	$250,477	21.7%	12.6
__________
(a)ABR amounts are subject to fluctuations in foreign currency exchange rates.
(b)Of the 27 properties leased to Forterra, Inc., 25 are located in the United States and two are located in Canada.

W. P. Carey 9/30/2020 10-Q – 50

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
United States
South
Texas	$103,219	8.9%	11,723	8.3%
Florida	46,435	4.0%	4,033	2.8%
Georgia	29,005	2.5%	4,024	2.8%
Tennessee	19,382	1.7%	2,875	2.0%
Alabama	15,111	1.3%	2,382	1.7%
Other (b)	11,572	1.0%	2,263	1.6%
Total South	224,724	19.4%	27,300	19.2%
East
North Carolina	32,704	2.8%	8,052	5.7%
Pennsylvania	26,598	2.3%	3,210	2.3%
Massachusetts	21,752	1.9%	1,407	1.0%
New Jersey	19,939	1.7%	1,100	0.8%
South Carolina	15,444	1.3%	4,321	3.0%
Virginia	13,773	1.2%	1,430	1.0%
New York	13,347	1.2%	1,392	1.0%
Other (b)	34,340	3.0%	6,594	4.6%
Total East	177,897	15.4%	27,506	19.4%
Midwest
Illinois	55,157	4.8%	6,595	4.6%
Minnesota	25,964	2.2%	2,352	1.7%
Indiana	21,462	1.8%	3,198	2.2%
Wisconsin	16,003	1.4%	3,164	2.2%
Ohio	14,879	1.3%	3,153	2.2%
Michigan	14,171	1.2%	2,132	1.5%
Other (b)	27,331	2.4%	4,697	3.3%
Total Midwest	174,967	15.1%	25,291	17.7%
West
California	61,051	5.3%	5,183	3.6%
Arizona	34,132	3.0%	3,648	2.6%
Other (b)	53,481	4.6%	5,294	3.7%
Total West	148,664	12.9%	14,125	9.9%
United States Total	726,252	62.8%	94,222	66.2%
International
Germany	65,407	5.7%	6,645	4.7%
Poland	54,935	4.8%	7,215	5.1%
The Netherlands	52,887	4.6%	6,853	4.8%
Spain	51,866	4.5%	4,226	3.0%
United Kingdom	47,735	4.1%	4,035	2.8%
Italy	26,685	2.3%	2,386	1.7%
Croatia	17,507	1.5%	1,784	1.2%
Denmark	15,552	1.3%	2,408	1.7%
France	14,247	1.2%	1,347	0.9%
Canada	12,863	1.1%	2,103	1.5%
Finland	11,945	1.0%	949	0.7%
Other (c)	58,965	5.1%	8,107	5.7%
International Total	430,594	37.2%	48,058	33.8%
Total	$1,156,846	100.0%	142,280	100.0%

W. P. Carey 9/30/2020 10-Q – 51

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
Industrial	$275,825	23.8%	48,204	33.9%
Warehouse	262,505	22.7%	48,066	33.8%
Office	261,156	22.6%	17,081	12.0%
Retail (d)	200,960	17.4%	17,469	12.3%
Self Storage (net lease)	59,083	5.1%	5,810	4.1%
Other (e)	97,317	8.4%	5,650	3.9%
Total	$1,156,846	100.0%	142,280	100.0%
__________
(a)Includes square footage for any vacant properties.
(b)Other properties within South include assets in Louisiana, Arkansas, Oklahoma, and Mississippi. Other properties within East include assets in Kentucky, Maryland, Connecticut, West Virginia, New Hampshire, and Maine. Other properties within Midwest include assets in Missouri, Kansas, Nebraska, Iowa, North Dakota, and South Dakota. Other properties within West include assets in Colorado, Utah, Oregon, Washington, Nevada, Hawaii, New Mexico, Wyoming, Montana, and Alaska.
(c)Includes assets in Lithuania, Mexico, Norway, Hungary, the Czech Republic, Austria, Portugal, Sweden, Japan, Slovakia, Latvia, Belgium, and Estonia.
(d)Includes automotive dealerships.
(e)Includes ABR from tenants within the following property types: education facility, hotel (net lease), fitness facility, laboratory, student housing (net lease), theater, and restaurant.

W. P. Carey 9/30/2020 10-Q – 52

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	ABR Percent	Square Footage	Square Footage Percent
Retail Stores (a)	$261,090	22.6%	32,652	22.9%
Consumer Services	98,853	8.6%	7,482	5.3%
Automotive	74,080	6.4%	12,111	8.5%
Cargo Transportation	62,939	5.4%	9,313	6.5%
Business Services	60,759	5.3%	5,272	3.7%
Grocery	59,808	5.2%	6,549	4.6%
Healthcare and Pharmaceuticals	56,105	4.8%	4,905	3.4%
Beverage and Food	48,300	4.2%	5,546	3.9%
Construction and Building	42,904	3.7%	7,673	5.4%
Sovereign and Public Finance	41,333	3.6%	3,364	2.4%
Capital Equipment	40,707	3.5%	6,550	4.6%
Hotel and Leisure	37,286	3.2%	2,254	1.6%
Containers, Packaging, and Glass	36,214	3.1%	6,186	4.3%
Durable Consumer Goods	31,520	2.7%	7,279	5.1%
High Tech Industries	28,996	2.5%	3,236	2.3%
Insurance	25,259	2.2%	1,749	1.2%
Banking	19,898	1.7%	1,247	0.9%
Telecommunications	17,144	1.5%	1,571	1.1%
Aerospace and Defense	16,565	1.4%	1,504	1.1%
Non-Durable Consumer Goods	15,748	1.4%	5,355	3.8%
Media: Advertising, Printing, and Publishing	14,898	1.3%	1,615	1.1%
Media: Broadcasting and Subscription	13,263	1.1%	784	0.6%
Wholesale	12,551	1.1%	2,005	1.4%
Chemicals, Plastics, and Rubber	12,342	1.1%	1,403	1.0%
Other (b)	28,284	2.4%	4,675	3.3%
Total	$1,156,846	100.0%	142,280	100.0%
__________
(a)Includes automotive dealerships.
(b)Includes ABR from tenants in the following industries: metals and mining, oil and gas, environmental industries, electricity, consumer transportation, forest products and paper, real estate, and finance. Also includes square footage for vacant properties.

W. P. Carey 9/30/2020 10-Q – 53

Lease Expirations
(in thousands, except percentages and number of leases)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage	Square Footage Percent
Remaining 2020	17	15	$8,429	0.7%	1,190	0.8%
2021	28	19	20,810	1.8%	2,029	1.4%
2022	30	29	44,502	3.8%	3,803	2.7%
2023	36	30	47,588	4.1%	6,046	4.3%
2024	78	51	114,303	9.9%	14,296	10.0%
2025	63	31	61,523	5.3%	7,342	5.2%
2026	42	28	61,207	5.3%	8,520	6.0%
2027	43	26	71,834	6.2%	8,024	5.6%
2028	42	24	62,382	5.4%	4,829	3.4%
2029	31	18	37,168	3.2%	4,561	3.2%
2030	27	21	72,636	6.3%	6,104	4.3%
2031	66	16	69,067	6.0%	8,154	5.7%
2032	35	15	46,143	4.0%	6,625	4.7%
2033	23	17	65,520	5.7%	8,320	5.8%
Thereafter (>2033)	223	91	373,734	32.3%	50,889	35.8%
Vacant	—	—	—	—%	1,548	1.1%
Total	784		$1,156,846	100.0%	142,280	100.0%
__________
(a)Assumes tenants do not exercise any renewal options or purchase options.

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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of September 30, 2020. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

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

W. P. Carey 9/30/2020 10-Q – 54

Real Estate — Property Level Contribution

The following table presents the Property level contribution for our consolidated net-leased and operating properties within our Real Estate segment, as well as a reconciliation to Net income from Real Estate attributable to W. P. Carey (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Existing Net-Leased Properties
Lease revenues	$270,252	$265,491	$4,761	$792,315	$781,501	$10,814
Depreciation and amortization	(97,355)	(101,566)	4,211	(299,901)	(296,137)	(3,764)
Reimbursable tenant costs	(15,517)	(15,537)	20	(42,009)	(42,312)	303
Property expenses	(11,410)	(9,330)	(2,080)	(32,399)	(26,599)	(5,800)
Property level contribution	145,970	139,058	6,912	418,006	416,453	1,553
Recently Acquired Net-Leased Properties
Lease revenues	22,374	8,355	14,019	60,188	14,503	45,685
Depreciation and amortization	(8,679)	(3,187)	(5,492)	(23,855)	(5,545)	(18,310)
Reimbursable tenant costs	(193)	37	(230)	(625)	(39)	(586)
Property expenses	(275)	(233)	(42)	(718)	(519)	(199)
Property level contribution	13,227	4,972	8,255	34,990	8,400	26,590
Existing Operating Properties
Operating property revenues	1,974	6,052	(4,078)	7,478	30,886	(23,408)
Depreciation and amortization	(722)	(2,391)	1,669	(3,328)	(19,399)	16,071
Operating property expenses	(1,585)	(3,844)	2,259	(6,301)	(16,931)	10,630
Property level contribution	(333)	(183)	(150)	(2,151)	(5,444)	3,293
Properties Sold or Held for Sale
Lease revenues	1,230	4,993	(3,763)	3,766	15,576	(11,810)
Operating property revenues	—	3,486	(3,486)	1,890	10,084	(8,194)
Depreciation and amortization	(405)	(1,125)	720	(1,234)	(10,644)	9,410
Reimbursable tenant costs	(18)	(111)	93	(65)	(348)	283
Property expenses	(238)	(814)	576	(532)	(3,086)	2,554
Operating property expenses	(9)	(4,703)	4,694	(1,904)	(13,084)	11,180
Property level contribution	560	1,726	(1,166)	1,921	(1,502)	3,423
Property Level Contribution	159,424	145,573	13,851	452,766	417,907	34,859
Add: Lease termination income and other	1,565	14,377	(12,812)	9,991	23,951	(13,960)
Less other expenses:
General and administrative	(19,399)	(13,973)	(5,426)	(51,793)	(44,162)	(7,631)
Stock-based compensation expense	(4,564)	(3,435)	(1,129)	(9,452)	(9,717)	265
Corporate depreciation and amortization	(1,190)	(304)	(886)	(2,717)	(927)	(1,790)
Merger and other expenses	1,016	(70)	1,086	213	(912)	1,125
Impairment charges	—	(25,781)	25,781	(19,420)	(25,781)	6,361
Other Income and Expenses
Interest expense	(52,537)	(58,626)	6,089	(157,259)	(179,658)	22,399
Other gains and (losses)	44,777	(12,938)	57,715	48,943	(13,330)	62,273
Gain on sale of real estate, net	20,933	71	20,862	32,684	642	32,042
Equity in earnings of equity method investments in real estate	631	578	53	2,407	730	1,677
Loss on change in control of interests	—	(8,416)	8,416	—	(8,416)	8,416
	13,804	(79,331)	93,135	(73,225)	(200,032)	126,807
Income before income taxes	150,656	37,056	113,600	306,363	160,327	146,036
(Provision for) benefit from income taxes	(3,636)	(3,511)	(125)	24,047	(12,689)	36,736
Net Income from Real Estate	147,020	33,545	113,475	330,410	147,638	182,772
Net (income) loss attributable to noncontrolling interests	(37)	11	(48)	(688)	94	(782)
Net Income from Real Estate Attributable to W. P. Carey	$146,983	$33,556	$113,427	$329,722	$147,732	$181,990

Also refer to Note 15 for a table presenting the comparative results of our Real Estate segment.

W. P. Carey 9/30/2020 10-Q – 55

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

Existing Net-Leased Properties

Existing net-leased properties are those that we acquired or placed into service prior to January 1, 2019 and that were not sold or held for sale during the periods presented. For the periods presented, there were 1,126 existing net-leased properties, which includes 27 self-storage properties that were reclassified from operating properties to net-leased properties during the year ended December 31, 2019 as a result of entering into net-lease agreements during the second quarter of 2019. For the three and nine months ended September 30, 2020 as compared to the same periods in 2019, for these 27 properties, lease revenues increased by $0.6 million and $10.2 million, respectively, depreciation and amortization decreased by $5.4 million (due to the in-place lease intangible assets recorded on certain of these 27 properties becoming fully amortized during 2020) and increased by $4.2 million, respectively, and property expenses decreased by less than $0.1 million and increased by $0.4 million, respectively, within Existing Net-Leased Properties.

In addition to the increases in lease revenues due to the reclassification of 27 self-storage properties from operating properties to net-leased properties, described above, for the three and nine months ended September 30, 2020 as compared to the same periods in 2019, lease revenues from existing net-leased properties increased by $1.9 million and $7.3 million, respectively, related to scheduled rent increases and by $1.5 million and $4.2 million, respectively, due to new leases. Additionally, for the three months ended September 30, 2020 as compared to the same period in 2019, lease revenues from existing net-leased properties increased by $4.6 million as a result of the strengthening of foreign currencies (primarily the euro) in relation to the U.S. dollar between the periods. These increases were partially offset by decreases of $5.4 million and $13.8 million, respectively, due to rents not collected as a result of COVID-19 (including reimbursable tenant costs).

For the three months ended September 30, 2020 as compared to the same period in 2019, depreciation and amortization expense from existing net-leased properties decreased due to decline from the 27 self-storage properties described above, partially offset by the impact of the strengthening of foreign currencies (primarily the euro) in relation to the U.S. dollar between the periods. For the nine months ended September 30, 2020 as compared to the same period in 2019, depreciation and amortization expense from existing net-leased properties increased due to the impact of completed construction projects on existing properties and the increase from the 27 self-storage properties described above.

Property expenses from existing net-leased properties increased primarily due to tenant vacancies during 2019 and 2020 (which resulted in property expenses no longer being reimbursable), and certain reimbursable expenses being deemed not collectible as a result of COVID-19.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2018 and that were not sold or held for sale during the periods presented. Since January 1, 2019, we acquired 30 investments, comprised of 52 properties, and placed three properties into service.

Existing Operating Properties

Existing operating properties are those that we acquired or placed into service prior to January 1, 2019 and that were not sold or held for sale during the periods presented. For the periods presented, there were 11 existing operating properties, comprised of ten self-storage operating properties (which excludes nine self-storage properties accounted for under the equity method) and one hotel operating property. These 11 existing operating properties exclude 27 self-storage properties that were reclassified from operating properties to net-leased properties during the year ended December 31, 2019, as described in Existing Net-Leased Properties above. For the three and nine months ended September 30, 2020 as compared to the same periods in 2019, for these 27 properties, operating property revenues decreased by $0.7 million and $14.9 million, respectively, depreciation and amortization decreased by $0.8 million and $14.5 million, respectively, and operating property expenses decreased by $0.4 million and $6.1 million, respectively, within Existing Operating Properties. In addition, for the three and nine months ended

W. P. Carey 9/30/2020 10-Q – 56

September 30, 2020 as compared to the same periods in 2019, for our existing hotel operating property, revenues decreased by $3.3 million and $8.1 million, respectively, and expenses decreased by $1.8 million and $4.3 million, respectively, due to the adverse effect of COVID-19 on the hotel’s operations.

Properties Sold or Held for Sale

During the three and nine months ended September 30, 2020, we disposed of four and eight properties, respectively, including the sale of one of our two hotel operating properties in January 2020. At September 30, 2020, we had two properties classified as held for sale (Note 4), one of which was sold in October 2020 (Note 16). During the year ended December 31, 2019, we disposed of 22 properties, including the repayment of a loan receivable.

In addition to the impact on property level contribution related to properties we sold or classified as held for sale during the periods presented, we recognized gains on sale of real estate. The impact of these transactions is described in further detail below and in Note 14.

Other Revenues and Expenses

Lease Termination Income and Other

2020 — For the three and nine months ended September 30, 2020, lease termination income and other was $1.6 million and $10.0 million, respectively, primarily comprised of (i) deferred maintenance income of $0.8 million from a former tenant recognized during the third quarter of 2020; (ii) income substantially from a parking garage attached to one of our net-leased properties totaling $0.5 million and $1.7 million, respectively; (iii) income of $4.2 million recognized during the nine months ended September 30, 2020 related to a lease restructuring in May 2019 that led to the recognition of rent receipts during the first and second quarters of 2020 on claims that were previously deemed uncollectible; (iv) interest income from our loans receivable totaling $1.0 million during the nine months ended September 30, 2020 (we did not recognize income from our loans receivable during the three months ended September 30, 2020, since such income was deemed uncollectible as a result of COVID-19 (Note 2, Note 5)); and (v) lease termination income of $0.6 million recognized during the nine months ended September 30, 2020.

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

For the three and nine months ended September 30, 2020 as compared to the same periods in 2019, general and administrative expenses allocated to our Real Estate segment increased by $5.4 million and $7.6 million, respectively, primarily due to the change in methodology for allocation of expenses between our Real Estate and Investment Management segments discussed above.

W. P. Carey 9/30/2020 10-Q – 57

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

For the three months ended September 30, 2020 as compared to the same period in 2019, stock-based compensation expense allocated to our Real Estate segment increased by $1.1 million, primarily due to the change in methodology for allocation of expenses between our Real Estate and Investment Management segments discussed above.

Impairment Charges

Our impairment charges are more fully described in Note 8.

During the nine months ended September 30, 2020, we recognized impairment charges totaling $16.0 million on two properties leased to the same tenant in order to reduce the carrying values of the properties to their estimated fair values, due to potential property vacancies. In addition, we recognized an impairment charge of $3.4 million on a property in order to reduce the carrying value of the property to its estimated fair value, which approximated its estimated selling price. This property was sold in September 2020.

During the three and nine months ended September 30, 2019, we recognized impairment charges totaling $25.8 million on a portfolio of four properties accounted for as Net investments in direct financing leases, based on the cash flows expected to be derived from the underlying assets (discounted at the rate implicit in the lease), in accordance with ASC 310, Receivables.

Interest Expense

For the three and nine months ended September 30, 2020 as compared to the same periods in 2019, interest expense decreased by $6.1 million and $22.4 million, respectively, primarily due to the reduction of our mortgage debt outstanding by prepaying or repaying at or close to maturity a total of $1.4 billion of non-recourse mortgage loans with a weighted-average interest rate of 4.5% since January 1, 2019 (Note 10), partially offset by two offerings of senior unsecured notes totaling $878.4 million (based on the exchange rate of the euro on the date of issuance for our euro-denominated senior unsecured notes) with a weighted-average interest rate of 2.3% completed during 2019. Our average outstanding debt balance was $6.4 billion and $6.2 billion for the three months ended September 30, 2020 and 2019, respectively, and $6.3 billion for both the nine months ended September 30, 2020 and 2019. Our weighted-average interest rate was 3.0% and 3.4% for the three months ended September 30, 2020 and 2019, respectively, and 3.1% and 3.5% for the nine months ended September 30, 2020 and 2019, respectively.

Other Gains and (Losses)

Other gains and (losses) primarily consists of gains and losses on foreign currency transactions, derivative instruments, and extinguishment of debt. All of our foreign currency-denominated unsecured debt instruments were designated as net investment hedges during the three and nine months ended September 30, 2020 and 2019. Therefore, no gains and losses on foreign currency transactions were recognized on the remeasurement of such instruments during those periods (Note 9). We also make certain foreign currency-denominated intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short-term loans, are included in the determination of net income. We recognize allowances for credit losses on finance receivables within Other gains and (losses) (Note 2, Note 5). In addition, we have certain derivative instruments, including common stock warrants, that are not designated as hedges for accounting purposes, for which realized and unrealized gains and losses are included in earnings. We also recognize unrealized gains and losses on movements in the fair value of certain investments within Other gains and (losses). The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

W. P. Carey 9/30/2020 10-Q – 58

2020 — For the three months ended September 30, 2020, net other gains were $44.8 million. During the period, we recognized non-cash unrealized gains of $48.8 million related to an increase in the fair value of our investment in shares of a cold storage operator (Note 8) and net realized and unrealized gains of $5.0 million on foreign currency transactions as a result of changes in foreign currency exchange rates. These gains were partially offset by a net allowance for credit losses of $8.4 million (Note 5).

For the nine months ended September 30, 2020, net other gains were $48.9 million. During the period, we recognized non-cash unrealized gains of $48.8 million related to an increase in the fair value of our investment in shares of a cold storage operator (Note 8), realized gains of $9.3 million related to the settlement of foreign currency forward contracts and foreign currency collars, and net realized and unrealized gains of $2.5 million on foreign currency transactions as a result of changes in foreign currency exchange rates. These gains were partially offset by a net allowance for credit losses of $10.3 million (Note 5).

2019 — For the three months ended September 30, 2019, net other losses were $12.9 million. During the period, we recognized a net loss on extinguishment of debt totaling $10.6 million related to the prepayment of mortgage loans (primarily comprised of prepayment penalties) and net realized and unrealized losses of $7.5 million on foreign currency transactions as a result of changes in foreign currency exchange rates. These losses were partially offset by realized gains of $4.9 million related to the settlement of foreign currency forward contracts and foreign currency collars.

For the nine months ended September 30, 2019, net other losses were $13.3 million. During the period, we recognized a net loss on extinguishment of debt totaling $14.8 million related to the prepayment of mortgage loans (primarily comprised of prepayment penalties) (Note 10), net realized and unrealized losses of $8.5 million on foreign currency transactions as a result of changes in foreign currency exchange rates, and non-cash unrealized losses of $3.3 million related to a decrease in the fair value of our investment in shares of a cold storage operator (Note 8). These losses were partially offset by realized gains of $12.2 million related to the settlement of foreign currency forward contracts and foreign currency collars.

Gain on Sale of Real Estate, Net

Gain on sale of real estate, net, consists of gain on the sale of properties, net of tax that were disposed of during the nine months ended September 30, 2020 and 2019. Our dispositions are more fully described in Note 14.

2020 — During the three and nine months ended September 30, 2020, we sold four and eight properties, respectively, for total proceeds, net of selling costs, of $62.9 million and $168.0 million (inclusive of $4.7 million attributable to a noncontrolling interest), respectively, and recognized a net gain on these sales totaling $20.9 million and $32.7 million (inclusive of $0.6 million attributable to a noncontrolling interest), respectively (inclusive of income taxes totaling $3.1 million and $3.0 million, respectively, recognized upon sale). Disposition activity included the sale of one of our two hotel operating properties in January 2020 for total proceeds, net of selling costs, of $103.5 million (inclusive of $4.7 million attributable to a noncontrolling interest), which was held for sale as of December 31, 2019 (Note 4).

2019 — During the three and nine months ended September 30, 2019, we sold four and nine properties, respectively, for total proceeds, net of selling costs, of $13.9 million and $26.5 million, respectively, and recognized a net gain on these sales totaling $0.1 million and $0.7 million, respectively (inclusive of income taxes totaling $0.2 million for both periods recognized upon sale). In addition, in June 2019, a loan receivable was repaid in full to us for $9.3 million, which resulted in a net loss of $0.1 million.

Equity in Earnings of Equity Method Investments in Real Estate

For the nine months ended September 30, 2020 as compared to the same period in 2019, equity in earnings of equity method investments in real estate increased by $1.7 million, primarily due to an increase of $2.3 million from our equity investment in a portfolio of self-storage properties (as a result of an increase in occupancy rates), partially offset by a $0.8 million loss from our equity investment in WLT (due to the adverse impact of COVID-19 on its operations).

W. P. Carey 9/30/2020 10-Q – 59

Loss on Change in Control of Interests

During the third quarter of 2019, we identified certain measurement period adjustments that impacted the provisional accounting for an investment we acquired in the CPA:17 Merger (Note 3), in which we had a joint interest and accounted for under the equity method pre-merger. As a result, we recorded a loss on change in control of interests of $8.4 million during the three and nine months ended September 30, 2019, reflecting adjustments to the difference between our carrying value and the preliminary estimated fair value of this former equity interest on October 31, 2018 (the date of the CPA:17 Merger). Subsequent to the CPA:17 Merger, we consolidated this wholly owned investment.

(Provision for) Benefit from Income Taxes

For the nine months ended September 30, 2020, we recognized a benefit from income taxes of $24.0 million, compared to a provision for income taxes of $12.7 million recognized during the nine months ended September 30, 2019, within our Real Estate segment. During the nine months ended September 30, 2020, we recognized a deferred tax benefit of $37.2 million as a result of the release of a deferred tax liability relating to our investment in shares of a cold storage operator (Note 13), which converted to a REIT during the current year period and is therefore no longer subject to federal income taxes.

W. P. Carey 9/30/2020 10-Q – 60

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

We no longer raise capital for new or existing funds, but we currently expect to continue managing CPA:18 – Global and CESH and earn the various fees described below through the end of their respective life cycles (Note 1, Note 3). As of September 30, 2020, we managed total assets of approximately $2.8 billion on behalf of the Managed Programs.

Below is a summary of comparative results of our Investment Management segment (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Revenues
Asset management revenue
CPA:18 – Global	$2,978	$2,929	$49	$8,858	$8,656	$202
CWI 1	—	3,547	(3,547)	3,795	10,673	(6,878)
CWI 2	—	2,683	(2,683)	3,071	8,050	(4,979)
CESH	770	719	51	2,385	2,021	364
	3,748	9,878	(6,130)	18,109	29,400	(11,291)
Reimbursable costs from affiliates
CPA:18 – Global	720	1,364	(644)	2,158	3,118	(960)
CWI 1	—	1,785	(1,785)	1,867	5,174	(3,307)
CWI 2	—	1,067	(1,067)	1,301	3,220	(1,919)
CESH	212	570	(358)	918	963	(45)
WLT	344	—	344	1,473	—	1,473
	1,276	4,786	(3,510)	7,717	12,475	(4,758)
Structuring and other advisory revenue
CPA:18 – Global	—	—	—	198	2,322	(2,124)
CWI 1	—	528	(528)	—	528	(528)
CWI 2	—	—	—	296	—	296
CESH	—	59	(59)	—	313	(313)
	—	587	(587)	494	3,163	(2,669)
	5,024	15,251	(10,227)	26,320	45,038	(18,718)
Operating Expenses
Reimbursable costs from affiliates	1,276	4,786	(3,510)	7,717	12,475	(4,758)
Merger and other expenses	420	—	420	878	—	878
General and administrative	—	3,237	(3,237)	5,823	14,062	(8,239)
Subadvisor fees	—	1,763	(1,763)	1,469	5,615	(4,146)
Stock-based compensation expense	—	1,312	(1,312)	691	4,131	(3,440)
Depreciation and amortization	—	944	(944)	987	2,876	(1,889)
	1,696	12,042	(10,346)	17,565	39,159	(21,594)
Other Income and Expenses
Equity in earnings (losses) of equity method investments in the Managed Programs	1,089	5,191	(4,102)	(12,494)	14,481	(26,975)
Other gains and (losses)	336	536	(200)	594	1,212	(618)
	1,425	5,727	(4,302)	(11,900)	15,693	(27,593)
Income (loss) before income taxes	4,753	8,936	(4,183)	(3,145)	21,572	(24,717)
(Provision for) benefit from income taxes	(2,339)	(646)	(1,693)	4,075	7,542	(3,467)
Net Income from Investment Management	2,414	8,290	(5,876)	930	29,114	(28,184)
Net income attributable to noncontrolling interests	—	(507)	507	(9,865)	(975)	(8,890)
Net Income (Loss) from Investment Management Attributable to W. P. Carey	$2,414	$7,783	$(5,369)	$(8,935)	$28,139	$(37,074)

W. P. Carey 9/30/2020 10-Q – 61

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

For the nine months ended September 30, 2020, structuring and other advisory revenue was comprised of $0.3 million for structuring a mortgage refinancing on behalf of CWI 2 and $0.2 million related to increases in build-to-suit funding commitments for certain CPA:18 – Global investments. For the nine months ended September 30, 2019, structuring and other advisory revenue was primarily comprised of $2.3 million for structuring an investment in a new student housing development project on behalf of CPA:18 – Global.

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

W. P. Carey 9/30/2020 10-Q – 62

Equity in Earnings (Losses) of Equity Method Investments in the Managed Programs

Equity in earnings (losses) of equity method investments in the Managed Programs is recognized in accordance with GAAP (Note 7). In addition, we are entitled to receive distributions of Available Cash (Note 3) from the operating partnership of CPA:18 – Global. The net income of our unconsolidated investments fluctuates based on the timing of transactions, such as new leases and property sales, as well as the level of impairment charges. The following table presents the details of our Equity in earnings (losses) of equity method investments in the Managed Programs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Equity in earnings (losses) of equity method investments in the Managed Programs:
Equity in losses of equity method investments in the Managed Programs (a)	$(79)	$(289)	$(3,504)	$(449)
Other-than-temporary impairment charges on our equity method investments in CWI 1 and CWI 2 (b)	—	—	(47,112)	—
Gain on redemption of special general partner interests in CWI 1 and CWI 2, net (c)	—	—	33,009	—
Distributions of Available Cash: (d)
CPA:18 – Global	1,168	1,619	5,113	5,572
CWI 1 (e)	—	2,537	—	4,905
CWI 2 (e)	—	1,324	—	4,453
Equity in earnings (losses) of equity method investments in the Managed Programs	$1,089	$5,191	$(12,494)	$14,481
__________
(a)Decrease for the nine months ended September 30, 2020 as compared to the same period in 2019 was due to decreases of $1.3 million, $1.1 million, and $0.6 million, from our investments in shares of CPA:18 – Global, CWI 2, and CWI 1 common stock, respectively.
(b)During the nine months ended September 30, 2020, we recognized other-than-temporary impairment charges of $27.8 million and $19.3 million on our equity investments in CWI 1 and CWI 2, respectively, to reduce the carrying values of our investments to their estimated fair values, due to the ongoing COVID-19 pandemic, which had an adverse effect on the operations of CWI 1 and CWI 2 (Note 8).
(c)Immediately following the closing of the CWI 1 and CWI 2 Merger, in connection with the redemption of the special general partner interests that we previously held in CWI 1 and CWI 2, we recognized a non-cash net gain on sale of $33.0 million during the nine months ended September 30, 2020, which reflects the allocation of $34.3 million of goodwill within our Investment Management segment, since the WLT management internalization resulted in a sale of a portion of our Investment Management business (Note 3, Note 6).
(d)We are entitled to receive distributions of up to 10% of the Available Cash from the operating partnership of CPA:18 – Global, as defined in its operating partnership agreement (Note 3). We no longer receive distributions of Available Cash from CWI 1 and CWI 2 as a result of the closing of the CWI 1 and CWI 2 Merger on April 13, 2020 (Note 3), prior to which we were required to pay 20% and 25% of such distributions to the subadvisors of CWI 1 and CWI 2, respectively. Distributions of Available Cash received and earned from the Managed REITs fluctuate based on the timing of certain events, including acquisitions and dispositions.
(e)We did not receive distributions of Available Cash from CWI 1 and CWI 2 during 2020 (through April 13, 2020, the date of the CWI 1 and CWI 2 Merger), as a result of the adverse effect of COVID-19 on the operations of CWI 1 and CWI 2.

(Provision for) Benefit from Income Taxes

For the nine months ended September 30, 2020 as compared to the same period in 2019, benefit from income taxes within our Investment Management segment decreased by $3.5 million. During the nine months ended September 30, 2020, we recognized (i) a deferred tax benefit of $6.5 million as a result of the other-than-temporary impairment charges that we recognized on our equity investments in CWI 1 and CWI 2 during the period (Note 8), (ii) a current tax benefit of $4.7 million as a result of carrying back certain net operating losses in accordance with the CARES Act that was enacted on March 27, 2020 (Note 13), (iii) deferred tax expense of $6.1 million due to the establishment of a valuation allowance since we do not expect our Investment Management segment to realize its deferred tax assets, and (iv) one-time current taxes of $2.6 million incurred during the current year period upon the recognition of taxable income associated with the accelerated vesting of shares

W. P. Carey 9/30/2020 10-Q – 63

previously issued by CWI 1 and CWI 2 to us for asset management services performed, in connection with the CWI 1 and CWI 2 Merger. During the nine months ended September 30, 2019, we recognized a current tax benefit of approximately $6.3 million due to a change in tax position for state and local taxes.

Net Income Attributable to Noncontrolling Interests

For the nine months ended September 30, 2020, net income attributable to noncontrolling interests within our Investment Management segment was comprised of a gain of $9.9 million recognized on the redemption of the noncontrolling interest in the special general partner interests previously held by the respective subadvisors for CWI 1 and CWI 2 in connection with the CWI 1 and CWI 2 Merger (Note 3).

Liquidity and Capital Resources

Sources and Uses of Cash During the Period

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund dividends to stockholders. Our cash flows fluctuate periodically due to a number of factors, which may include, among other things: the timing of our equity and debt offerings; the timing of purchases and sales of real estate; the timing of the repayment of mortgage loans and receipt of lease revenues; the timing and amount of other lease-related payments; the receipt of the asset management fees in either shares of the common stock of the Managed Programs or cash; the timing of distributions from equity investments in the Managed Programs and real estate; the receipt of distributions of Available Cash from CPA:18 – Global; the timing of settlement of foreign currency transactions; and changes in foreign currency exchange rates. Despite these fluctuations, we believe that we will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, available capacity under our Senior Unsecured Credit Facility, proceeds from dispositions of properties, and the issuance of additional debt or equity securities, such as issuances of common stock through our forward sale agreements and ATM Program (Note 12), in order to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities — Net cash provided by operating activities decreased by $20.9 million during the nine months ended September 30, 2020 as compared to the same period in 2019, primarily due to the adverse impact of COVID-19 on rent collections, proceeds from a bankruptcy claim on a prior tenant received during the prior year period, and the cessation of distributions of Available Cash from CWI 1 and CWI 2 following the WLT management internalization (Note 3), partially offset by a decrease in interest expense, an increase in cash flow generated from net investment activity, and scheduled rent increases at existing properties.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property-related costs. In addition to these types of transactions, during the nine months ended September 30, 2020, we used $5.4 million to fund short-term loans to the Managed Programs while $51.7 million of such loans were repaid during the period (Note 3). We also received $12.5 million in distributions from equity method investments in the Managed Programs and real estate in excess of cumulative equity income.

Financing Activities — Our financing activities are generally comprised of borrowings and repayments under our Unsecured Revolving Credit Facility, issuances of the Senior Unsecured Notes, payments and prepayments of non-recourse mortgage loans, and payments of dividends to stockholders. In addition to these types of transactions, during the nine months ended September 30, 2020, proceeds from drawing down in full our Unsecured Term Loans were $299.0 million (Note 10). We incurred financing costs totaling $10.0 million in connection with the amendment and restatement of our Senior Unsecured Credit Facility in January 2020 (Note 10). We also received $199.7 million in net proceeds from the issuance of common stock under our forward sale agreements (Note 12).

W. P. Carey 9/30/2020 10-Q – 64

Summary of Financing

The table below summarizes our Senior Unsecured Notes, our non-recourse mortgages, and our Senior Unsecured Credit Facility (dollars in thousands):

	September 30, 2020	December 31, 2019
Carrying Value
Fixed rate:
Senior Unsecured Notes (a)	$4,513,243	$4,390,189
Non-recourse mortgages (a)	1,010,049	1,232,898
	5,523,292	5,623,087
Variable rate:
Unsecured Term Loans (a)	304,221	—
Unsecured Revolving Credit Facility	182,799	201,267
Non-recourse mortgages (a):
Amount subject to interest rate swaps and caps	149,975	157,518
Floating interest rate mortgage loans	74,173	72,071
	711,168	430,856
	$6,234,460	$6,053,943

Percent of Total Debt
Fixed rate	89%	93%
Variable rate	11%	7%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	3.2%	3.3%
Variable rate (b)	1.6%	2.1%
Total debt	3.0%	3.2%

__________
(a)Aggregate debt balance includes unamortized discount, net, totaling $24.6 million and $26.7 million as of September 30, 2020 and December 31, 2019, respectively, and unamortized deferred financing costs totaling $20.7 million and $23.4 million as of September 30, 2020 and December 31, 2019, respectively.
(b)The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At September 30, 2020, our cash resources consisted of the following:

•cash and cash equivalents totaling $152.2 million. Of this amount, $80.1 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;
•our Unsecured Revolving Credit Facility, with available capacity of approximately $1.6 billion (net of amounts reserved for standby letters of credit totaling $20.1 million);
•available proceeds under our forward sale agreements of approximately $166.1 million (based on 2,510,709 remaining shares outstanding and a net offering price of $66.14 as of September 30, 2020); and
•unleveraged properties that had an aggregate asset carrying value of $9.5 billion at September 30, 2020, although there can be no assurance that we would be able to obtain financing for these properties.

Historically, we have also accessed the capital markets through additional debt and equity offerings, such as the issuance of Senior Unsecured Notes (denominated in both U.S. dollars and euros), including the $500.0 million of 2.400% Senior Notes due 2031 that we issued in October 2020 (Note 16), and the shares of common stock issued under our equity forward offering and ATM Programs. During the three and nine months ended September 30, 2020, we issued 1,488,291 and 2,951,791 shares,

W. P. Carey 9/30/2020 10-Q – 65

respectively, of common stock under our forward sale agreements for net proceeds of $99.8 million and $199.7 million, respectively. As of September 30, 2020, $616.6 million remained available for issuance under our current ATM Program (Note 12).

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

Cash Requirements and Liquidity

As of September 30, 2020, we had $152.2 million of cash and cash equivalents, approximately $1.6 billion of available capacity under our Unsecured Revolving Credit Facility (net of amounts reserved for standby letters of credit totaling $20.1 million), and available proceeds under our forward sale agreements of approximately $166.1 million (based on 2,510,709 remaining shares outstanding and a net offering price of $66.14 as of that date). Our Senior Unsecured Credit Facility, which we amended and restated on February 20, 2020, includes a $1.8 billion Unsecured Revolving Credit Facility and Unsecured Term Loans outstanding totaling $304.2 million as of September 30, 2020 (Note 10), and is scheduled to mature on February 20, 2025. As of September 30, 2020, scheduled debt principal payments total $28.7 million through December 31, 2020 and $172.8 million through December 31, 2021, and our Senior Unsecured Notes do not start to mature until January 2023 (Note 10).

During the next 12 months following the date of this Report, we expect that our cash requirements will include funding capital commitments such as construction projects; paying dividends to our stockholders; making scheduled interest payments on the Senior Unsecured Notes (including the $500.0 million of 2.400% Senior Notes due 2031 that we issued in October 2020 (Note 16)) and scheduled principal and balloon payments on our mortgage loan obligations; and other normal recurring operating expenses. We expect to fund these cash requirements through cash generated from operations, cash received from dispositions of properties, the use of our cash reserves or unused amounts on our Unsecured Revolving Credit Facility (as described above), issuances of common stock through our forward sale agreements and/or ATM Program (Note 12), and potential issuances of additional debt or equity securities. We may also choose to pursue the acquisitions of new investments and prepayments of certain of our non-recourse mortgage loan obligations, depending on our capital needs and improvements in current market conditions.

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

The extent to which COVID-19 impacts our liquidity and debt covenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence. The potential impact of COVID-19 on our tenants and properties could also have a material adverse effect on our liquidity and debt covenants.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments) at September 30, 2020 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Unsecured Notes — principal (a) (b)	$4,552,000	$—	$585,400	$1,535,400	$2,431,200
Non-recourse mortgages — principal (a)	1,239,484	161,021	789,304	193,692	95,467
Senior Unsecured Credit Facility — principal (a) (c)	488,273	—	—	488,273	—
Interest on borrowings (d)	814,937	185,940	324,136	192,480	112,381
Capital commitments and tenant expansion allowances (e)	134,599	108,485	16,596	3,000	6,518
	$7,229,293	$455,446	$1,715,436	$2,412,845	$2,645,566

__________

W. P. Carey 9/30/2020 10-Q – 66

(a)Excludes unamortized deferred financing costs totaling $20.7 million, the unamortized discount on the Senior Unsecured Notes of $18.5 million in aggregate, the unamortized discount on the Unsecured Term Loans of $1.3 million, and the aggregate unamortized fair market value adjustment of $4.8 million, primarily resulting from the assumption of property-level debt in connection with business combinations.
(b)Our Senior Unsecured Notes are scheduled to mature from 2023 through 2029 (Note 10).
(c)Our Senior Unsecured Credit Facility is scheduled to mature on February 20, 2025.
(d)Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at September 30, 2020.
(e)Capital commitments include (i) $80.8 million related to build-to-suit projects, including $11.5 million related to projects for which the tenant has not exercised the associated construction option and (ii) $53.8 million related to unfunded tenant improvements, including certain discretionary commitments.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at September 30, 2020, which consisted primarily of the euro. At September 30, 2020, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

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

We also modify the NAREIT computation of FFO to adjust GAAP net income for certain non-cash charges, such as amortization of real estate-related intangibles, deferred income tax benefits and expenses, straight-line rent and related reserves, other non-cash rent adjustments, non-cash allowance for credit losses on direct financing leases and other assets, stock-based compensation, non-cash environmental accretion expense, and amortization of deferred financing costs. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. Additionally, we exclude non-core income and expenses, such as gains or losses from extinguishment of debt and merger and acquisition expenses. We also exclude realized and unrealized gains/losses on foreign currency exchange transactions (other than those realized on the settlement of foreign currency derivatives), which are not considered fundamental attributes of our business plan and do not affect our overall long-term operating performance. We refer to our modified definition of FFO as AFFO. We exclude these items from GAAP net income to arrive at AFFO as they are not the primary drivers in our decision-making process and excluding these items provides investors a view of our portfolio performance over time and makes it more comparable to other REITs that are currently not engaged in acquisitions, mergers, and restructuring, which are not part of our normal business operations. AFFO also reflects adjustments for unconsolidated partnerships and jointly owned investments. We use AFFO as one measure of our operating performance when we formulate corporate goals, evaluate the effectiveness of our strategies, and determine executive compensation.

W. P. Carey 9/30/2020 10-Q – 67

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

W. P. Carey 9/30/2020 10-Q – 68

Consolidated FFO and AFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to W. P. Carey	$149,397	$41,339	$320,787	$175,871
Adjustments:
Depreciation and amortization of real property	107,170	108,279	328,347	331,742
Gain on sale of real estate, net	(20,933)	(71)	(32,684)	(642)
Impairment charges	—	25,781	19,420	25,781
Loss on change in control of interests (a)	—	8,416	—	8,416
Proportionate share of adjustments to equity in net income of partially owned entities (b) (c) (d)	3,500	4,210	34,860	13,123
Proportionate share of adjustments for noncontrolling interests (e)	(4)	(4)	(14)	(65)
Total adjustments	89,733	146,611	349,929	378,355
FFO (as defined by NAREIT) attributable to W. P. Carey	239,130	187,950	670,716	554,226
Adjustments:
Other (gains) and losses (f)	(44,648)	18,618	(39,092)	29,272
Straight-line and other rent adjustments (g)	(13,115)	(6,370)	(31,927)	(20,603)
Above- and below-market rent intangible lease amortization, net	12,472	14,969	37,208	47,346
Stock-based compensation	4,564	4,747	10,143	13,848
Amortization of deferred financing costs	2,932	2,991	9,014	8,489
Tax benefit — deferred and other (h) (i) (j) (k)	(715)	(1,039)	(48,867)	(6,900)
Merger and other expenses	(596)	70	665	912
Other amortization and non-cash items	508	379	1,404	2,652
Proportionate share of adjustments to equity in net income of partially owned entities (d) (l)	1,429	1,920	6,575	5,257
Proportionate share of adjustments for noncontrolling interests (e)	(6)	(12)	566	(44)
Total adjustments	(37,175)	36,273	(54,311)	80,229
AFFO attributable to W. P. Carey	$201,955	$224,223	$616,405	$634,455

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey	$239,130	$187,950	$670,716	$554,226
AFFO attributable to W. P. Carey	$201,955	$224,223	$616,405	$634,455

W. P. Carey 9/30/2020 10-Q – 69

FFO and AFFO from Real Estate were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income from Real Estate attributable to W. P. Carey	$146,983	$33,556	$329,722	$147,732
Adjustments:
Depreciation and amortization of real property	107,170	108,279	328,347	331,742
Gain on sale of real estate, net	(20,933)	(71)	(32,684)	(642)
Impairment charges	—	25,781	19,420	25,781
Loss on change in control of interests (a)	—	8,416	—	8,416
Proportionate share of adjustments to equity in net income of partially owned entities (d)	3,500	4,210	10,217	13,123
Proportionate share of adjustments for noncontrolling interests (e)	(4)	(4)	(14)	(65)
Total adjustments	89,733	146,611	325,286	378,355
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	236,716	180,167	655,008	526,087
Adjustments:
Other (gains) and losses (f)	(44,115)	18,956	(38,579)	28,773
Straight-line and other rent adjustments (g)	(13,115)	(6,370)	(31,927)	(20,603)
Above- and below-market rent intangible lease amortization, net	12,472	14,969	37,208	47,346
Stock-based compensation	4,564	3,435	9,452	9,717
Amortization of deferred financing costs	2,932	2,991	9,014	8,489
Tax benefit — deferred and other (i)	(2,909)	(1,414)	(43,916)	(1,777)
Merger and other expenses	(1,016)	70	(213)	912
Other amortization and non-cash items	508	180	1,205	2,192
Proportionate share of adjustments to equity in net income of partially owned entities (d) (l)	739	(113)	631	(87)
Proportionate share of adjustments for noncontrolling interests (e)	(6)	(12)	566	(44)
Total adjustments	(39,946)	32,692	(56,559)	74,918
AFFO attributable to W. P. Carey — Real Estate	$196,770	$212,859	$598,449	$601,005

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	$236,716	$180,167	$655,008	$526,087
AFFO attributable to W. P. Carey — Real Estate	$196,770	$212,859	$598,449	$601,005

W. P. Carey 9/30/2020 10-Q – 70

FFO and AFFO from Investment Management were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) from Investment Management attributable to W. P. Carey	$2,414	$7,783	$(8,935)	$28,139
Adjustments:
Proportionate share of adjustments to equity in net income of partially owned entities (b) (c) (d)	—	—	24,643	—
Total adjustments	—	—	24,643	—
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	2,414	7,783	15,708	28,139
Adjustments:
Tax expense (benefit) — deferred and other (h) (j) (k)	2,194	375	(4,951)	(5,123)
Other (gains) and losses (f)	(533)	(338)	(513)	499
Merger and other expenses	420	—	878	—
Stock-based compensation	—	1,312	691	4,131
Other amortization and non-cash items	—	199	199	460
Proportionate share of adjustments to equity in net income of partially owned entities (d) (l)	690	2,033	5,944	5,344
Total adjustments	2,771	3,581	2,248	5,311
AFFO attributable to W. P. Carey — Investment Management	$5,185	$11,364	$17,956	$33,450

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	$2,414	$7,783	$15,708	$28,139
AFFO attributable to W. P. Carey — Investment Management	$5,185	$11,364	$17,956	$33,450
__________
(a)Amounts for the three and nine months ended September 30, 2019 represent a loss recognized on the purchase of the remaining interest in a real estate investment from CPA:17 – Global in the CPA:17 Merger, which we had previously accounted for under the equity method. We recognized this loss because we identified certain measurement period adjustments during the third quarter of 2019 that impacted the provisional accounting for this investment (Note 3).
(b)Amount for the nine months ended September 30, 2020 includes a non-cash net gain of $33.0 million (inclusive of $9.9 million attributable to the redemption of a noncontrolling interest that the former subadvisors for CWI 1 and CWI 2 held in the special general partner interests) recognized in connection with consideration received at closing of the CWI 1 and CWI 2 Merger, which reflects the allocation of $34.3 million of goodwill within our Investment Management segment (Note 3, Note 6).
(c)Amount for the nine months ended September 30, 2020 includes non-cash other-than-temporary impairment charges totaling $47.1 million recognized on our equity investments in CWI 1 and CWI 2 (Note 8).
(d)Equity income, including amounts that are not typically recognized for FFO and AFFO, is recognized within Equity in earnings of equity method investments in the Managed Programs and real estate on the consolidated statements of income. This represents adjustments to equity income to reflect FFO and AFFO on a pro rata basis.
(e)Adjustments disclosed elsewhere in this reconciliation are on a consolidated basis. This adjustment reflects our FFO or AFFO on a pro rata basis.
(f)Primarily comprised of unrealized gains and losses on derivatives, non-cash allowance for credit losses on direct financing leases and other assets, and gains and losses from foreign currency movements, extinguishment of debt, and marketable securities. Amounts from period to period will not be comparable due to unpredictable fluctuations in these gains and losses.
(g)Amounts for the three and nine months ended September 30, 2019 include straight-line rent adjustments of $4.3 million and $12.5 million, respectively, for a property that was sold in December 2019.

W. P. Carey 9/30/2020 10-Q – 71

(h)Amount for the nine months ended September 30, 2020 includes one-time taxes incurred upon the recognition of taxable income associated with the accelerated vesting of shares previously issued by CWI 1 and CWI 2 to us for asset management services performed, in connection with the CWI 1 and CWI 2 Merger.
(i)Amount for the nine months ended September 30, 2020 includes a non-cash deferred tax benefit of $37.2 million as a result of the release of a deferred tax liability relating to our investment in shares of a cold storage operator, which converted to a REIT during the current year period and is therefore no longer subject to federal income taxes (Note 13).
(j)Amount for the nine months ended September 30, 2020 includes a one-time tax benefit of $4.7 million as a result of carrying back certain net operating losses in accordance with the CARES Act, which was enacted on March 27, 2020 (Note 13).
(k)Amount for the nine months ended September 30, 2019 includes a current tax benefit, which is excluded from AFFO as it was incurred as a result of the CPA:17 Merger.
(l)Beginning with the first quarter of 2020, this adjustment includes distributions received from CWI 1 and CWI 2 for both AFFO attributable to W. P. Carey and AFFO attributable to W. P. Carey — Investment Management (through April 13, 2020, the closing date of the CWI 1 and CWI 2 Merger) and from WLT for both AFFO attributable to W. P. Carey and AFFO attributable to W. P. Carey — Real Estate (after April 13, 2020) in place of our pro rata share of net income from our ownership of shares of CWI 1, CWI 2, and WLT, as applicable. We did not receive any such distributions during the second or third quarter of 2020, due to the adverse effect of COVID-19.

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

The impact of the COVID-19 pandemic both in the Unites States and globally continues to cause uncertainty and volatility in financial markets, including interest rates and foreign currency exchange rates. The outbreak is expected to have a continued adverse impact on market conditions for the foreseeable future and has triggered a period of global economic slowdown with no known duration. At September 30, 2020, our net-lease portfolio (which excludes operating properties) had the following concentrations (as a percentage of our ABR) for property types with heightened risk as a result of the COVID-19 pandemic:

•17.4% related to retail facilities (primarily from do-it-yourself, grocery, convenience, and wholesale stores);
•1.7% related to hotel (net lease) properties; and
•1.5% related to fitness facilities, theaters, and restaurants.

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

W. P. Carey 9/30/2020 10-Q – 72

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

At September 30, 2020, a significant portion (approximately 91.0%) of our long-term debt either bore interest at fixed rates or was swapped or capped to a fixed rate. Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at September 30, 2020 (in thousands):

	2020 (Remainder)	2021	2022	2023	2024	Thereafter	Total	Fair value
Fixed-rate debt (a) (b)	$27,473	$113,073	$407,116	$824,915	$1,172,738	$3,021,146	$5,566,461	$5,876,949
Variable-rate debt (a)	$1,244	$31,039	$53,828	$103,273	$35,639	$488,273	$713,296	$707,212
__________
(a)Amounts are based on the exchange rate at September 30, 2020, as applicable.
(b)Amounts after 2022 are primarily comprised of principal payments for our Senior Unsecured Notes (Note 10).

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to interest rate caps, is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at September 30, 2020 would increase or decrease by $2.1 million for our British pound sterling-denominated debt, by $1.7 million for our euro-denominated debt, by $1.6 million for our U.S. dollar-denominated debt, and by $0.2 million for our Japanese yen-denominated debt, for each respective 1% change in annual interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Canada, and Japan, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, the Danish krone, the Canadian dollar, and the Japanese yen, which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also completed five offerings of euro-denominated senior notes, and have borrowed under our Senior Unsecured Credit Facility in foreign currencies, including the euro, British pound sterling, and Japanese yen (Note 10). Volatile market conditions arising from the COVID-19 global pandemic may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprised of principal and interest, excluding balloon payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. We estimate that, for a 1% increase or decrease in the exchange rate between the euro, British pound sterling, or Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow (scheduled future rental revenues, net of scheduled future debt service payments) for our consolidated foreign operations at September 30, 2020 of $29.7 million, $5.2 million, and less than $0.1 million, respectively, excluding the impact of our derivative instruments.

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

W. P. Carey 9/30/2020 10-Q – 73

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

W. P. Carey 9/30/2020 10-Q – 74

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2020 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

W. P. Carey 9/30/2020 10-Q – 75

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

We are including the following additional risk factor, which should be read in conjunction with our description of risk factors provided in Part I, Item 1A. Risk Factors in our 2019 Annual Report.

Our business may be adversely affected by the COVID-19 pandemic.

We face risks related to the ongoing COVID-19 pandemic, which has severely impacted, and is likely to continue to adversely impact, global economies. The COVID-19 pandemic has evolved rapidly and often unpredictably, triggering a period of economic slowdown of unknown duration. The multifaceted impact and fluidity of this situation is without precedent in modern history. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including the financial condition of our tenants and our portfolio metrics. The ongoing economic downturn and market volatility has already eroded the financial conditions of certain of our tenants and operating properties. Given the significant uncertainty around the duration and severity of the impact of the COVID-19 pandemic, we are unable to predict the impact that it will have on our tenants’ continued ability to pay rent. Therefore, information provided regarding historical rent collections should not serve as an indication of expected future rent collections.

It is likely that the COVID-19 pandemic will continue to cause severe economic, market, and other disruptions worldwide. The breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy and consumer confidence, remains undetermined. The spread of COVID-19 has caused continuing volatility in U.S. and international debt and equity markets, which can also negatively impact consumer confidence. We cannot assure you that conditions in the bank lending, capital, and other financial markets will not further deteriorate as a result of the pandemic, causing our access to capital and other sources of funding to become constrained, which could adversely affect our ability to meet our financial covenants, as well as the terms or even availability of future borrowings, renewals, and refinancings. Rapid changes in laws and regulatory policies, including the effects of government fiscal and monetary policies, could subject us to additional market volatility and risks.

Any preventative actions related to COVID-19 that we or governmental authorities may take could result in business disruptions; however, failure to take a cautious approach could exacerbate the crisis and subject us to risks arising from potential legal liabilities. Consequently, the COVID-19 pandemic presents material risks with respect to our performance, including to our business, financial condition, liquidity, results of operations, prospects, and ability to maintain our current dividends, as well as the estimated fair values of our investments and properties. The extent to which COVID-19 impacts our results and operations will depend on future developments, including new information that may emerge concerning COVID-19 and potential vaccines or treatments, the duration of the outbreak, and actions taken to contain COVID-19 or mitigate its impacts, all of which are highly uncertain and cannot be predicted with confidence.

W. P. Carey 9/30/2020 10-Q – 76

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
4.1	Sixth Supplemental Indenture, dated October 14, 2020, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K, filed October 14, 2020

4.2	Form of 2.400% Senior Notes due 2031 (contained in Exhibit 4.2)	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K, filed October 14, 2020

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

W. P. Carey 9/30/2020 10-Q – 77

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.
Date:	October 30, 2020
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	October 30, 2020
		By:	/s/ Arjun Mahalingam
Arjun Mahalingam
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 9/30/2020 10-Q – 78

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
4.1	Sixth Supplemental Indenture, dated October 14, 2020, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K, filed October 14, 2020

4.2	Form of 2.400% Senior Notes due 2031 (contained in Exhibit 4.2)	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K, filed October 14, 2020

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith