Form 10-K
period 2020-12-31
W. P. Carey Inc.
filed 2021-02-12
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________ to __________
Commission File Number: 001-13779

W. P. Carey Inc.
(Exact name of registrant as specified in its charter)

Maryland		45-4549771
(State of incorporation)		(I.R.S. Employer Identification No.)

One Manhattan West, 395 9th Avenue, 58th Floor
New York,	New York	10001
(Address of principal executive offices)		(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of last business day of the registrant’s most recently completed second fiscal quarter: $11.7 billion.
As of February 5, 2021, there were 175,404,497 shares of Common Stock of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

W. P. Carey 2020 10-K – 1

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”) including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: our corporate strategy and estimated or future economic performance and results, including the general economic outlook and our expectations surrounding the continued impact of the novel coronavirus (“COVID-19”) pandemic on our business, financial condition, liquidity, results of operations, and prospects; underlying assumptions about our portfolio, including tenant rent collections and bankruptcies, as well as the estimated fair value of our investments and properties; the amount and timing of any future dividends; our future capital expenditure and leverage levels, debt service obligations, and any plans to fund our future liquidity needs; prospective statements regarding our access to the capital markets, including related to our credit ratings, ability to sell shares under our “at-the-market” program (“ATM Program”), and settlement of our forward equity offering; the outlook for the investment programs that we manage, including possible liquidity events for those programs; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust (“REIT”); and the impact of recently issued accounting pronouncements and other regulatory activity.

These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable risks or uncertainties, like the risks related to the effects of pandemics and global outbreaks of contagious diseases (such as the current COVID-19 pandemic) or the fear of such outbreaks, could also have material adverse effects on our business, financial condition, liquidity, results of operations, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report, as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, potential investors are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this presentation, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part II, Item 8. Financial Statements and Supplementary Data.

W. P. Carey 2020 10-K – 2

PART I

Item 1. Business.

General Development of Business

W. P. Carey Inc. (“W. P. Carey”), together with our consolidated subsidiaries and predecessors, is an internally-managed diversified REIT and a leading owner of commercial real estate, net-leased to companies located primarily in the United States and Northern and Western Europe on a long-term basis. The vast majority of our revenues originate from lease revenue provided by our real estate portfolio, which is comprised primarily of single-tenant industrial, warehouse, office, retail, and self-storage facilities that are critical to our tenants’ operations. Our portfolio is comprised of 1,243 properties, net-leased to 350 tenants in 25 countries. As of December 31, 2020, approximately 61% of our contractual minimum annualized base rent (“ABR”) was generated by properties located in the United States and approximately 37% was generated by properties located in Europe. As of that same date, our portfolio included 20 operating properties, comprised of 19 self-storage properties and one hotel.

We also earn fees and other income by managing the portfolios of certain non-traded investment programs through our investment management business. On April 13, 2020, two of our former investment programs, Carey Watermark Investors Incorporated (“CWI 1”) and Carey Watermark Investors 2 Incorporated (“CWI 2”) (together, the “CWI REITs”), merged in an all-stock transaction (the “CWI 1 and CWI 2 Merger”). Following the close of the CWI 1 and CWI 2 Merger, our advisory agreements with CWI 1 and CWI 2 were terminated, CWI 2 was renamed Watermark Lodging Trust, Inc. (“WLT”), and we began to provide certain services to WLT pursuant to a transition services agreement (Note 4). We no longer sponsor new investment programs.

Founded in 1973, we became a publicly traded company listed on the New York Stock Exchange (“NYSE”) in 1998 and reorganized as a REIT in 2012. Our shares of common stock are listed on the NYSE under the ticker symbol “WPC.” Headquartered in New York, we also have offices in Dallas, London, and Amsterdam. For discussion of the impact of the COVID-19 pandemic on our business, see Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Developments, and Note 2.

Narrative Description of Business

Business Objectives and Strategy

Our primary business objective is to increase long-term stockholder value through accretive acquisitions and proactive asset management of our real estate portfolio, enabling us to grow our dividend. Our business operates in two segments: Real Estate and Investment Management, as described below and in Note 1.

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

In addition to our real estate portfolio, as of December 31, 2020, we also managed assets, totaling approximately $2.8 billion, of the following entities: (i) Corporate Property Associates 18 – Global Incorporated (“CPA:18 – Global”) and (ii) Carey European Student Housing Fund I, L.P. (“CESH”). On October 31, 2018, one of our former investment programs, Corporate Property Associates 17 – Global Incorporated (“CPA:17 – Global”), merged into one of our wholly-owned subsidiaries (the “CPA:17 Merger”) (Note 3). As used herein, “Managed REITs” refers to CPA:17 – Global (through October 31, 2018),

W. P. Carey 2020 10-K – 3

CPA:18 – Global, and the CWI REITs (through April 13, 2020). We refer to the Managed REITs and CESH as the “Managed Programs.” We continue to act as the advisor to the remaining Managed Programs and currently expect to do so through the end of their respective life cycles (Note 4).

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

Tenant/Borrower Evaluation — We evaluate each potential tenant or borrower for creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history, and capital structure. We also rate each asset based on its market, liquidity, and criticality to the tenant’s operations, as well as other factors that may be unique to a particular investment. We seek opportunities where we believe the tenant may have a stable or improving credit profile or credit potential that has not been fully recognized by the market. We define creditworthiness as a risk-reward relationship appropriate to our investment strategies, which may or may not coincide with ratings issued by the credit rating agencies. We have a robust internal credit rating system and may designate subsidiaries of non-guarantor parent companies with investment grade ratings as “implied investment grade.”

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

W. P. Carey 2020 10-K – 4

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

We monitor compliance by tenants with their lease obligations and other factors that could affect the financial performance of our real estate investments on an ongoing basis, which typically involves ensuring that each tenant has paid real estate taxes and other expenses relating to the properties it occupies and is maintaining appropriate insurance coverage. To ensure such compliance at our properties, we often engage the expertise of third parties to complete property inspections. We also review tenant financial statements and undertake regular physical inspections of the properties to verify their condition and maintenance. Additionally, we periodically analyze each tenant’s financial condition, the industry in which each tenant operates, and each tenant’s relative strength in its industry. The in-depth understanding of our tenants’ businesses and direct relationships with their management teams provides strong visibility into potential issues. Our business intelligence platform provides real-time surveillance and early warning, allowing asset managers to work with tenants to enforce lease provisions, and where appropriate, consider lease modifications. Our proactive asset management philosophy has proven particularly applicable during the COVID-19 pandemic.

Financing Strategies

We believe in maintaining ample liquidity, a conservative capital structure, and access to multiple forms of capital. We preserve balance sheet flexibility and liquidity by maintaining significant capacity on our $1.8 billion unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”), as well as any amounts available to us under our term loan (“Term Loan”) and delayed draw term loan (“Delayed Draw Term Loan”), which, together with our Unsecured Revolving Credit Facility, we refer to collectively as our “Senior Unsecured Credit Facility.” We generally use the Unsecured Revolving Credit Facility to fund our immediate capital needs, including new acquisitions and the repayment of secured mortgage debt as we continue to unencumber assets. We seek to replace short-term financing with more permanent forms of capital, including, but not limited to, common stock, unsecured debt securities, bank debt, and proceeds from asset sales. When evaluating which form of capital to pursue, we take into consideration multiple factors, including our corporate leverage levels and targets, and the most attractive source of capital available to us. We may choose to issue unsecured debt securities and bank debt denominated in foreign currencies in part to fund international acquisitions, unencumber assets, and mitigate our exposure to fluctuations in exchange rates. We strive to maintain an investment grade rating, which places limitations on the amount of leverage acceptable in our capital structure. Although we expect to continue to have access to a wide variety of capital sources and maintain our investment grade rating, there can be no assurance that we will be able to do so in the future.

Our Portfolio

At December 31, 2020, our portfolio had the following characteristics:

•Number of properties — full or partial ownership interests in 1,243 net-leased properties, 19 self-storage properties, and one hotel;
•Total net-leased square footage — approximately 144 million; and
•Occupancy rate — approximately 98.5%.

For more information about our portfolio, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview.

W. P. Carey 2020 10-K – 5

Tenant/Lease Information

At December 31, 2020, our tenants/leases had the following characteristics:

•Number of tenants — 350;
•Investment grade tenants as a percentage of total ABR — 22%;
•Implied investment grade tenants as a percentage of total ABR — 7%;
•Weighted-average lease term — 10.6 years;
•99% of our leases provide rent adjustments as follows:
◦CPI and similar — 62%
◦Fixed — 33%
◦Other — 4%

Human Capital

Investing in Our Employees

At December 31, 2020, we had 188 employees, 134 of which were located in the United States and 54 of which were located in Europe. We strive to make W. P. Carey a great place to work by attracting a diverse pool of the best and brightest applicants and making them feel supported and included as they progress and grow with the company. We offer various levels of training, including management training, executive training, skills training, and “Respect in the Workplace” training, in addition to our “Conversations at Carey” educational program. By engaging with our employees and investing in their careers through training and development, we are building a talented workforce capable of executing our business strategies.

Diversity

We believe that our success is dependent upon the diverse backgrounds and perspectives of our employees and directors. Diversity and inclusion is an organic part of who we are and is supported at all levels of the organization. W. P. Carey is an equal opportunity employer and considers qualified applicants regardless of race, color, religion, sexual orientation, gender, gender identity or expression, national origin, age, disability, military or veteran status, genetic information, or other statuses protected by applicable federal, state, and local law. In 2020, we launched our diversity and inclusion initiative, which is designed to facilitate conversations around race, sexual orientation and gender identity, national origin, creeds, and other important topics. These conversations, led by our Diversity & Inclusion Advisory Committee, provide a forum for us to translate our positions as a company into action in both our internal and external communities. We also signed the CEO Action Pledge for Diversity & Inclusion, furthering our commitment to fostering a more diverse and inclusive workforce.

Employee Wellness and Benefits

The health and wellness of our employees and their families are paramount and our comprehensive benefits package is designed to address the changing needs of employees and their dependents. In addition to robust health and wellness benefits, we also provide our employees with competitive compensation programs, with a focus on current compensation and retirement planning for their future.

In response to early reports of the suspected transmission of COVID-19 in both the United States and Europe in late February and early March 2020, we initiated steps to prioritize the health and safety of our employees. By mid-March 2020, we had fully transitioned all employees to working remotely and successfully executed our business continuity plan with no disruption to our core financial, operational, and telecommunications systems. To enhance transparency and maintain a sense of community, we communicated frequently through town halls, virtual seminars, and emails. We also reinforced the availability of our corporate benefits, including telemedicine and confidential counseling, and provided additional resources for managing stress, anxiety, and isolation.

Additional information regarding our human capital programs and initiatives is available in our annual ESG Report and Proxy Statement, which can be found on our company website. Information on our website, including our ESG Report, is not incorporated by reference into this Report.

W. P. Carey 2020 10-K – 6

Available Information

We will supply to any stockholder, upon written request and without charge, a copy of this Report as filed with the SEC. Our filings can also be obtained for free on the SEC’s website at http://www.sec.gov. All filings we make with the SEC, including this Report, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, as well as any amendments to those reports, are available for free on the Investor Relations portion of our website (http://www.wpcarey.com), as soon as reasonably practicable after they are filed with or furnished to the SEC.

Our quarterly earnings conference call and investor presentations are accessible by the public. We generally announce via press release the dates and conference call details for upcoming scheduled quarterly earnings announcements and webcast investor presentations, which are also available in the Investor Relations section of our website approximately ten days prior to the event.

Our Code of Business Conduct and Ethics, which applies to all employees, including our chief executive officer and chief financial officer, is also available on our website. We intend to make available on our website any future amendments or waivers to our Code of Business Conduct and Ethics within four business days after any such amendments or waivers. We are providing our website address solely for the information of investors and do not intend for it to be an active link. We do not intend to incorporate the information contained on our website into this Report or other documents filed with or furnished to the SEC.

Item 1A. Risk Factors.

Our business, results of operations, financial condition, and ability to pay dividends could be materially adversely affected by various risks and uncertainties, including those enumerated below, which could cause such results to differ materially from those in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically and we cannot assure you that the factors described below list all risks that may become material to us at any later time.

Risks Related to Our Portfolio and Ownership of Real Estate

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

We may incur substantial impairment charges, which could adversely affect our results of operations or limit our ability to dispose of assets at attractive prices and may reduce the availability of buyer financing. By their nature, the timing or extent of impairment charges are not predictable.

W. P. Carey 2020 10-K – 7

Because we invest in properties located outside the United States, we are exposed to additional risks.

We have invested, and may continue to invest, in properties located outside the United States. At December 31, 2020, our real estate properties located outside of the United States represented 39% of our ABR. These investments may be affected by factors particular to the local jurisdiction where the property is located and may expose us to additional risks, including:

•enactment of laws relating to the foreign ownership of property (including expropriation of investments), or laws and regulations relating to our ability to repatriate invested capital, profits, or cash and cash equivalents back to the United States;
•legal systems where the ability to enforce contractual rights and remedies may be more limited than under U.S. law;
•difficulty in complying with conflicting obligations in various jurisdictions and the burden of observing a variety of evolving foreign laws, regulations, and governmental rules and policies, which may be more stringent than U.S. laws and regulations (including land use, zoning, environmental, financial, and privacy laws and regulations, such as the European Union’s General Data Protection Regulation);
•tax requirements vary by country and existing foreign tax laws and interpretations may change (e.g., the on-going implementation of the European Union’s Anti-Tax Avoidance Directives), which may result in additional taxes on our international investments;
•changes in operating expenses in particular countries or regions;
•economic conditions and regulatory changes following the United Kingdom’s exit from the European Union (“Brexit”), which may result in a material adverse effect on our business and results of operations; and
•geopolitical risk and adverse market conditions caused by changes in national or regional economic or political conditions (which may impact relative interest rates and the terms or availability of mortgage funds), including with regard to Brexit.

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

Within the next five years, approximately 24% of our leases, based on our ABR as of December 31, 2020, are due to expire. If these leases are not renewed or if the properties cannot be re-leased on terms that yield comparable payments, our lease revenues could be substantially adversely affected. In addition, when attempting to re-lease such properties, we may incur significant costs and the terms of any new or renewed leases will depend on prevailing market conditions at that time. We may also seek to sell such properties and incur losses due to prevailing market conditions. Some of our properties are designed for the particular needs of a tenant; thus, we may be required to renovate or make rent concessions in order to lease the property to another tenant. If we need to sell such properties, we may have difficulty selling it to a third party due to the property’s unique design. Real estate investments are generally less liquid than many other financial assets, which may limit our ability to quickly adjust our portfolio in response to changes in economic or other conditions. These and other limitations may adversely affect returns to our stockholders.

W. P. Carey 2020 10-K – 8

Certain of our leases permit tenants to purchase a property at a predetermined price, which could limit our realization of any appreciation or result in a loss.

Under our existing leases, certain tenants have a right to repurchase the properties they lease from us. The purchase price may be a fixed price or it may be based on a formula or the market value at the time of exercise. If a tenant exercises its right to purchase the property and the property’s market value has increased beyond that price, we would not be able to fully realize the appreciation on that property. Additionally, if the price at which the tenant can purchase the property is less than our carrying value (e.g., where the purchase price is based on an appraised value), we may incur a loss. In addition, we may also be unable to reinvest proceeds from these dispositions in investments with similar or better investment returns.

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

In addition, our lack of control over our net-leased properties makes it difficult for us to collect property-level environmental metrics and to enforce sustainability initiatives, which may impact our ability to report to and comply with certain real estate sustainability standards. If we are unable to successfully engage with established real estate sustainability standards, our relationship with our investor base, our stock price, and even our access to capital may be negatively impacted.

The value of our real estate is subject to fluctuation.

We are subject to all of the general risks associated with the ownership of real estate, which include:

•adverse changes in general or local economic conditions, including changes in interest rates or foreign exchange rates;
•changes in the supply of, or demand for, similar or competing properties;
•competition for tenants and changes in market rental rates;
•inability to lease or sell properties upon termination of existing leases, or renewal of leases at lower rental rates;
•inability to collect rents from tenants due to financial hardship, including bankruptcy;
•changes in tax, real estate, zoning, or environmental laws that adversely impact the value of real estate;
•failure to comply with federal, state, and local legal and regulatory requirements, including the Americans with Disabilities Act and fire or life-safety requirements;
•uninsured property liability, property damage, or casualty losses;
•changes in operating expenses or unexpected expenditures for capital improvements;
•exposure to environmental losses; and
•force majeure and other factors beyond the control of our management.

While the revenues from our leases are not directly dependent upon the value of the real estate owned, significant declines in real estate values could adversely affect us in many ways, including a decline in the residual values of properties at lease expiration, possible lease abandonment by tenants, and a decline in the attractiveness of triple-net lease transactions to potential sellers. We also face the risk that lease revenue will be insufficient to cover all corporate operating expenses and the debt service payments we incur.

Because most of our properties are occupied by a single tenant, our success is materially dependent upon the tenant’s financial stability.

Most of our properties are occupied by a single tenant; therefore, the success of our investments is materially dependent on the financial stability of these tenants. Revenues from several of our tenants/guarantors constitute a significant percentage of our lease revenues. Our top ten tenants accounted for approximately 22% of total ABR at December 31, 2020. Lease payment defaults by tenants could negatively impact our net income and reduce the amounts available for distribution to stockholders.

W. P. Carey 2020 10-K – 9

The bankruptcy or insolvency of tenants may cause a reduction in our revenue and an increase in our expenses.

We have had, and may in the future have, tenants file for bankruptcy protection. Bankruptcy or insolvency of a tenant could lead to the loss of lease or interest and principal payments, an increase in the carrying cost of the property, and litigation. If one or a series of bankruptcies or insolvencies is significant enough (more likely during a period of economic downturn), it could lead to a reduction in the value of our shares and/or a decrease in our dividend. Under U.S. bankruptcy law, a tenant that is the subject of bankruptcy proceedings has the option of assuming or rejecting any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim and the maximum claim will be capped. In addition, due to the long-term nature of our leases and, in some cases, terms providing for the repurchase of a property by the tenant, a bankruptcy court could recharacterize a net lease transaction as a secured lending transaction. Insolvency laws outside the United States may be more or less favorable to reorganization or the protection of a debtor’s rights as in the United States. In circumstances where the bankruptcy laws of the United States are considered to be more favorable to debtors and/or their reorganization, entities that are not ordinarily perceived as U.S. entities may seek to take advantage of U.S. bankruptcy laws.

The reduced economic activity and other impacts of the COVID-19 pandemic may severely affect our tenants’ businesses, financial condition and liquidity, leading to an increase in tenant bankruptcy or insolvency. In addition, a significant portion of our tenants may fail to meet their obligations to us in full (or at all), or may otherwise seek modifications of such obligations. In order to dampen the economic effects of the pandemic, certain jurisdictions may also enact laws or regulations that impact or alter our ability to collect rent under our existing least terms. The ultimate extent to which the COVID-19 pandemic impacts the operations of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

We have invested, and may in the future invest, in real properties historically or currently used for industrial, manufacturing, and other commercial purposes, and some of our tenants may handle hazardous or toxic substances, generate hazardous wastes, or discharge regulated pollutants to the environment. Buildings and structures on the properties we purchase may have known or suspected asbestos-containing building materials. We may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the United States, which may pose a greater risk that releases of hazardous or toxic substances have occurred. We therefore may own properties that have known or potential environmental contamination as a result of historical or ongoing operations, which may expose us to liabilities under environmental laws. Some of these laws could impose the following on us:

•responsibility and liability for the cost of investigation and removal or remediation (including at appropriate disposal facilities) of hazardous or toxic substances in, on, or migrating from our property, generally without regard to our knowledge of, or responsibility for, the presence of these contaminants;
•liability for claims by third parties based on damages to natural resources or property, personal injuries, or costs of removal or remediation of hazardous or toxic substances in, on, or migrating from our property; and
•responsibility for managing asbestos-containing building materials and third-party claims for exposure to those materials.

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

W. P. Carey 2020 10-K – 10

Risks Related to Our Liquidity and Capital Resources

Our level of indebtedness could have significant adverse consequences and our cash flow may be insufficient to meet our debt service obligations.

Our consolidated indebtedness as of December 31, 2020 was approximately $6.7 billion, representing a consolidated debt to gross assets ratio of approximately 42.0%. This consolidated indebtedness was comprised of (i) $5.1 billion in Senior Unsecured Notes (as defined in Note 11), (ii) $1.1 billion in non-recourse mortgage loans on various properties, and (iii) $404.3 million outstanding under our Senior Unsecured Credit Facility (as defined in Note 11). Our level of indebtedness could have significant adverse consequences on our business and operations, including the following:

•it may increase our vulnerability to changes in economic conditions (including increases in interest rates) and limit our flexibility in planning for, or reacting to, changes in our business and/or industry;
•we may be at a disadvantage compared to our competitors with comparatively less indebtedness;
•we may be unable to hedge our debt, or such hedges may fail or expire, leaving us exposed to potentially volatile interest or currency exchange rates;
•any default on our secured indebtedness may lead to foreclosures, creating taxable income that could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code; and
•we may be unable to refinance our indebtedness or obtain additional financing as needed or on favorable terms.

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

Finally, since certain instruments within our debt profile are indexed to the London Interbank Offered Rate (“LIBOR”), its anticipated replacement with an alternative reference rate could adversely affect our interest expense. Post-transition, the interest rates on our LIBOR-indexed debt (comprised of our Senior Unsecured Credit Facility and non-recourse mortgage loans subject to floating interest rates with carrying values of $404.3 million and $78.1 million, respectively, as of December 31, 2020) will fall back to various alternative methods, any of which could result in higher interest obligations than under LIBOR. In addition, there is no guarantee that the transition will not result in financial market disruptions, significant increases in benchmark rates or borrowing costs to borrowers, any of which could have an adverse effect on our financing costs, liquidity, results of operations, and overall financial condition.

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

W. P. Carey 2020 10-K – 11

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

At December 31, 2020, we had $1.1 billion of property-level mortgage debt on a non-recourse basis, which limits our exposure on any property to the amount of equity invested in the property. If we are unable to make our mortgage-related debt payments as required, a lender could foreclose on the property or properties securing its debt. Additionally, lenders for our international mortgage loan transactions typically incorporated various covenants and other provisions (including loan to value ratio, debt service coverage ratio, and material adverse changes in the borrower’s or tenant’s business) that can cause a technical loan default. Accordingly, if the real estate value declines or the tenant defaults, the lender would have the right to foreclose on its security. If any of these events were to occur, it could cause us to lose part or all of our investment, which could reduce the value of our portfolio and revenues available for distribution to our stockholders.

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

We are subject to the volatility of the capital markets, which may impact our ability to deploy capital.

The trading volume and market price of our common stock may fluctuate significantly and be adversely impacted in response to a number of factors, therefore, our current or historical trading volume and share prices are not indicative of the number of shares of our common stock that will trade going forward or how the market will value shares of our common stock in the future. In addition, the capital markets may experience extreme volatility and disruption (e.g., during the COVID-19 pandemic), which could make it more difficult to raise capital. Since net-lease REITs must be able to deploy capital with agility and consistency, if we cannot access the capital markets upon favorable terms or at all, we may be required to liquidate one or more investments, including when an investment has not yet realized its maximum return, which could also result in adverse tax consequences and affect our ability to capitalize on acquisition opportunities and/or meet operational needs. Moreover, market turmoil could lead to decreased consumer confidence and widespread reduction of business activity, which may materially and adversely impact us, including our ability to acquire and dispose of properties.

W. P. Carey 2020 10-K – 12

Future issuances of debt and equity securities may negatively affect the market price of our common stock.

We may issue debt or equity securities or incur additional borrowings in the future. Future issuances of debt securities would increase our interest costs and rank senior to our common stock upon our liquidation, and additional issuances of equity securities would dilute the holdings of our existing common stockholders (and any preferred stock may rank senior to our common stock for the purposes of making distributions), both of which may negatively affect the market price of our common stock. However, our future growth will depend, in part, upon our ability to raise additional capital, including through the issuance of debt and equity securities. Because our decision to issue additional debt or equity securities or incur additional borrowings in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature, or success of our future capital raising efforts. Thus, common stockholders bear the risk that our future issuances of debt or equity securities, or our incurrence of additional borrowings, will negatively affect the market price of our common stock.

There can be no assurance that we will be able to maintain cash dividends.

Our ability to continue to pay dividends in the future may be adversely affected by the risk factors described in this Report. More specifically, while we expect to continue our current dividend practices, we can give no assurance that we will be able to maintain dividend levels in the future for various reasons, including the following:

•there is no assurance that rents from our properties will increase or that future acquisitions will increase our cash available for distribution to stockholders, and we may not have enough cash to pay such dividends due to changes in our cash requirements, capital plans, cash flow, or financial position;
•our board of directors (our “Board”), in its sole discretion, determines the amount and timing of any future dividend payments to our stockholders based on a number of factors, therefore our dividend levels are not guaranteed and may fluctuate; and
•the amount of dividends that our subsidiaries may distribute to us may be subject to restrictions imposed by state law or regulators, as well as the terms of any current or future indebtedness that these subsidiaries may incur.

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

Risks Related to our Corporate Structure and Maryland Law

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

W. P. Carey 2020 10-K – 13

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

Certain provisions of the Maryland General Corporation Law (“MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control that could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock, including:

•“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock), or an affiliate thereof, for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and supermajority voting requirements on these combinations; and
•“control share” provisions that provide that holders of “control shares” of our company (defined as voting shares which, when aggregated with all other shares owned or controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

W. P. Carey 2020 10-K – 14

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

If, in any taxable year, we fail to qualify for taxation as a REIT and are not entitled to relief under the Internal Revenue Code, we will:

•not be allowed a deduction for distributions to stockholders in computing our taxable income;
•be subject to federal and state income tax, including any applicable alternative minimum tax (for taxable years ending prior to January 1, 2018), on our taxable income at regular corporate rates; and
•be barred from qualifying as a REIT for the four taxable years following the year when we were disqualified.

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

We intend to declare regular quarterly distributions, the amount of which will be determined, and is subject to adjustment, by our Board. To continue to qualify and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction and excluding net capital gain) each year to our stockholders. Generally, we expect to distribute all, or substantially all, of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain the proposed quarterly distributions that approximate our taxable income and we may fail to qualify for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes or the effect of nondeductible expenditures (e.g., capital expenditures, payments of compensation for which Section 162(m) of the Internal Revenue Code denies a deduction, the creation of reserves, or required debt service or amortization payments). To the extent we satisfy the 90% distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. We will also be subject to a 4.0% nondeductible excise tax if the actual amount that we pay out to our stockholders for a calendar year is less than a minimum amount specified under the Internal Revenue Code. In addition, in order to continue to

W. P. Carey 2020 10-K – 15

qualify as a REIT, any C corporation earnings and profits to which we succeed must be distributed as of the close of the taxable year in which we accumulate or acquire such C corporation’s earnings and profits.

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

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders, and the ownership of our common stock. Compliance with these tests will require us to refrain from certain activities and may hinder our ability to make certain attractive investments, including the purchase of non-qualifying assets, the expansion of non-real estate activities, and investments in the businesses to be conducted by our TRSs, thereby limiting our opportunities and the flexibility to change our business strategy. Furthermore, acquisition opportunities in domestic and international markets may be adversely affected if we need or require target companies to comply with certain REIT requirements prior to closing on acquisitions. Also, please see the risk “There can be no assurance that we will be able to maintain cash dividends” above.

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

W. P. Carey 2020 10-K – 16

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

W. P. Carey 2020 10-K – 17

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

Risks Related to Our Overall Business

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

W. P. Carey 2020 10-K – 18

Our future success depends on the successful recruitment and retention of personnel, including our executives.

Our future success depends in large part on our ability to hire and retain a sufficient number of qualified and diverse personnel. Failure to recruit from a diverse pool of qualified candidates could negatively impact the dynamic growth of our company. In addition, the nature of our executive officers’ experience and the extent of the relationships they have developed with real estate professionals and financial institutions are important to the success of our business. We cannot provide any assurances regarding their continued employment with us. The loss of the services of certain of our executive officers could detrimentally affect our business and prospects.

The occurrence of cyber incidents, or a deficiency in our cyber security, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources, which could be an intentional attack or an unintentional accident or error. We use information technology and other computer resources to carry out important operational activities and to maintain our business records. During the COVID-19 pandemic, we face heightened cybersecurity risks as our employees work remotely, leading to an increased dependence on the internet and greater exposure to the malware campaigns and phishing attacks preying on the uncertainties surrounding the pandemic. These heightened cybersecurity risks may increase our vulnerability to cyber-attacks and cause disruptions to our internal control procedures.

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

We have implemented processes, procedures, and controls intended to address ongoing and evolving cyber security risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident. The primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure. A significant and extended disruption could damage our business or reputation; cause a loss of revenue; have an adverse effect on tenant relations; cause an unintended or unauthorized public disclosure; or lead to the misappropriation of proprietary, personal identifying and confidential information; all of which could result in us incurring significant expenses to address and remediate or otherwise resolve these kinds of issues. There can be no assurance that the insurance we maintain to cover some of these risks will be sufficient to cover the losses from any future breaches of our systems.

Our business will continue to be adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic lead to a pause in our investment activities for several months during 2020, which disrupted our pipeline and materially impacted our investment activities for the full-year 2020. In addition, the ongoing economic downturn and market volatility has already eroded the financial conditions of certain of our tenants and operating properties. Given the significant uncertainty around the duration and severity of the impact of the COVID-19 pandemic, we continue to face risks related to the ongoing COVID-19 pandemic, which has severely impacted, and is likely to continue to adversely impact, global economies.

We are unable to predict the impact that the COVID-19 pandemic will continue to have on our tenants’ ability to pay rent, therefore information provided regarding historical rent collections should not serve as an indication of expected future rent collections. We also cannot assure you that conditions in the bank lending, capital, and other financial markets will not further deteriorate as a result of the pandemic, causing our access to capital and other sources of funding to become constrained, which could adversely affect our ability to meet our financial covenants, as well as the terms or even availability of future borrowings, renewals, and refinancings. Rapid changes in laws and regulatory policies, including the effects of government fiscal and monetary policies, could subject us to additional market volatility and risks. Any preventative actions related to the COVID-19 pandemic that we or governmental authorities may take could result in business disruptions; however, failure to take a cautious approach could exacerbate the crisis and subject us to risks arising from potential legal liabilities. The extent to which the COVID-19 pandemic impacts our results and operations will depend on future developments, including new information that may emerge concerning vaccines or treatments, the duration of the outbreak, and actions taken to contain the COVID-19 pandemic or mitigate its impacts, all of which are highly uncertain and cannot be predicted with confidence.

W. P. Carey 2020 10-K – 19

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal corporate offices are located at One Manhattan West, 395 9th Avenue, 58th Floor, New York, NY 10001 and our international offices are located in London and Amsterdam. We have additional office space domestically in Dallas. We lease all of these offices and believe these leases are suitable for our operations for the foreseeable future.

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

W. P. Carey 2020 10-K – 20

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NYSE under the ticker symbol “WPC.” At February 5, 2021 there were 8,772 registered holders of record of our common stock. This figure does not reflect the beneficial ownership of shares of our common stock.

Stock Price Performance Graph

The graph below provides an indicator of cumulative total stockholder returns for our common stock for the period December 31, 2015 to December 31, 2020, as compared with the S&P 500 Index and the FTSE NAREIT Equity REITs Index. The graph assumes a $100 investment on December 31, 2015, together with the reinvestment of all dividends.

	At December 31,
	2015	2016	2017	2018	2019	2020
W. P. Carey Inc.	$100.00	$106.54	$131.92	$133.24	$171.62	$161.28
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
FTSE NAREIT Equity REITs Index	100.00	108.52	114.19	108.91	137.23	126.25

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

Securities Authorized for Issuance Under Equity Compensation Plans

This information will be contained in our definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

W. P. Carey 2020 10-K – 21

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share data):

	Years Ended December 31,
	2020	2019	2018	2017	2016
Operating Data
Revenues (a) (b)	$1,209,319	$1,232,766	$885,732	$848,302	$941,533
Net income (a) (b) (c) (d)	465,955	306,544	424,341	285,083	274,807
Net income attributable to noncontrolling interests (b)	(10,596)	(1,301)	(12,775)	(7,794)	(7,060)
Net income attributable to W. P. Carey (a) (b) (c) (d)	455,359	305,243	411,566	277,289	267,747

Basic earnings per share	2.61	1.78	3.50	2.56	2.50
Diluted earnings per share	2.60	1.78	3.49	2.56	2.49

Cash dividends declared per share	4.1720	4.1400	4.0900	4.0100	3.9292

Balance Sheet Data
Total assets	$14,707,636	$14,060,918	$14,183,039	$8,231,402	$8,453,954
Net investments in real estate	12,362,429	11,916,745	11,928,854	6,703,715	6,781,900
Senior Unsecured Notes, net	5,146,192	4,390,189	3,554,470	2,474,661	1,807,200
Senior credit facilities	404,252	201,267	91,563	605,129	926,693
Non-recourse mortgages, net	1,145,554	1,462,487	2,732,658	1,185,477	1,706,921

__________
(a)Amounts from year to year will not be comparable primarily due to fluctuations in gains/losses recognized on the sale of real estate, lease termination and other income, foreign currency exchange rates, and impairment charges.
(b)The years ended December 31, 2020, 2019, and 2018 reflect the impact of the CPA:17 Merger, which was completed on October 31, 2018 (Note 3).
(c)Amounts for the years ended December 31, 2020 and 2019 include unrealized gains recognized on our investment in shares of Lineage Logistics (a cold storage REIT), totaling $48.3 million and $32.9 million, respectively (Note 9).
(d)Amount for the year ended December 31, 2019 includes a loss on change in control of interests of $8.4 million recognized in connection with the CPA:17 Merger. Amount for the year ended December 31, 2018 includes a gain on change in control of interests of $47.8 million recognized in connection with the CPA:17 Merger (Note 3).

W. P. Carey 2020 10-K – 22

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

The following discussion should be read in conjunction with our consolidated financial statements in Item 8 of this Report and the matters described under Item 1A. Risk Factors. Please see our Annual Report on Form 10-K for the year ended December 31, 2019 for discussion of our financial condition and results of operations for the year ended December 31, 2018. Refer to Item 1. Business for a description of our business.

Significant Developments

COVID-19

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including the safety and health of our employees, our portfolio, and tenant credit health (including our tenants’ ability to pay rent), as well as our liquidity, capital allocation, and balance sheet management.

One of our core principles is our proactive approach to asset management. As such, we continue to actively engage in discussions with our tenants regarding the impact of the COVID-19 pandemic on their business operations, liquidity, and financial position. Through the date of this Report, we received from tenants approximately 99% of contractual base rent that was due during the fourth quarter of 2020 (based on contractual minimum annualized base rent (“ABR”) as of September 30, 2020) and approximately 98% of contractual base rent that was due in January 2021 (based on ABR as of December 31, 2020). Given the significant uncertainty around the duration and severity of the impact of the COVID-19 pandemic, we are unable to predict the impact it will have on our tenants’ continued ability to pay rent. Therefore, information provided in this Report regarding recent rent collections should not serve as an indication of expected future rent collections.

The potential impact of the COVID-19 pandemic on our tenants and properties could have a material adverse effect on our business, financial condition, liquidity, results of operations, and prospects. Please see Part I, Item 1A. Risk Factors in this Report for additional information regarding the ongoing impact of the COVID-19 pandemic on us and our tenants.

Financial Highlights

During the year ended December 31, 2020, we completed the following (as further described in the consolidated financial statements):

Real Estate

Investments

•We acquired 14 investments totaling $661.4 million (Note 5).
•We completed five construction projects at a cost totaling $171.2 million (Note 5).

Dispositions

•As part of our active capital recycling program, we disposed of 22 properties for total proceeds, net of selling costs, of $366.5 million (inclusive of $4.7 million attributable to a noncontrolling interest). Disposition activity included the sale of one of our two hotel operating properties in January 2020 for total proceeds, net of selling costs, of $103.5 million (inclusive of $4.7 million attributable to a noncontrolling interest) (Note 16).

W. P. Carey 2020 10-K – 23

Financing and Capital Markets Transactions

•On February 20, 2020, we amended and restated our Senior Unsecured Credit Facility to increase its capacity to $2.1 billion, which is comprised of a $1.8 billion Unsecured Revolving Credit Facility, a £150.0 million Term Loan, and a €96.5 million Delayed Draw Term Loan, all maturing in five years. On that date, we drew down our Term Loan in full by borrowing £150.0 million (equivalent to $193.1 million). On March 27, 2020, we drew down our Delayed Draw Term Loan in full by borrowing €96.5 million (equivalent to $105.9 million) (Note 11).
•On June 17, 2020, we entered into certain forward sale agreements in connection with a public offering of 5,462,500 shares of common stock. During the year ended December 31, 2020, we settled a portion of the equity forwards by physically delivering 2,951,791 shares of common stock to certain forward purchasers for net proceeds of $199.7 million. As of December 31, 2020, 2,510,709 shares remained outstanding under the forward sale agreements, which we expect to settle by December 17, 2021 for cash proceeds of approximately $163.2 million (Note 13).
•On October 14, 2020, we completed an underwritten public offering of $500.0 million of 2.400% Senior Notes due 2031, at a price of 99.099% of par value. These 2.400% Senior Notes due 2031 have a 10.3-year term and are scheduled to mature on February 1, 2031 (Note 11).
•We reduced our mortgage debt outstanding by prepaying or repaying at or close to maturity a total of $294.4 million of non-recourse mortgage loans with a weighted-average interest rate of 5.1% (Note 11).

Investment Management

CWI 1 and CWI 2 Merger

On April 13, 2020, the CWI 1 and CWI 2 Merger closed (Note 4).

•In connection with the termination of our advisory agreements with CWI 1 and CWI 2, the operating partnerships of each of CWI 1 and CWI 2 redeemed the special general partner interests that we previously held, for which we received 1,300,000 shares of CWI 2 preferred stock with a fair value of $46.3 million and 2,840,549 shares in CWI 2 Class A common stock with a fair value of $11.6 million; in connection with this redemption, we recognized a non-cash net gain on sale of $33.0 million, which was included within Equity in (losses) earnings of equity method investments in the Managed Programs and real estate in the consolidated statements of income for the year ended December 31, 2020. The carrying value of our investment in WLT preferred stock (formerly CWI 2 preferred stock) was $46.3 million as of December 31, 2020, and is included within Other assets, net on our consolidated balance sheets as available-for-sale debt securities (Note 9).
•We exchanged our 6,074,046 shares of CWI 1 common stock for 5,531,025 shares of CWI 2 Class A common stock, based on the exchange ratio set forth in the merger agreement. In addition, prior to the closing of the CWI 1 and CWI 2 Merger, we owned 3,836,669 shares of CWI 2 Class A common stock. Together with the 2,840,549 shares in CWI 2 Class A common stock received (as described above), following the closing of the CWI 1 and CWI 2 Merger (and CWI 2 being renamed WLT), we own 12,208,243 shares of WLT Class A common stock, which we account for as an equity method investment and which had a carrying value of $44.2 million as of December 31, 2020 (Note 8). The aggregate carrying value of our investments in preferred shares and shares of common stock of WLT totaled approximately $90.5 million as of December 31, 2020.

Assets Under Management

•As of December 31, 2020, we managed total assets of approximately $2.8 billion on behalf of CPA:18 – Global and CESH. We expect that the vast majority of our Investment Management earnings going forward will be generated from asset management fees and our ownership interests in CPA:18 – Global and CESH.

Dividends to Stockholders

We declared cash dividends totaling $4.172 per share, comprised of four quarterly dividends per share of $1.040, $1.042, $1.044, and $1.046.

W. P. Carey 2020 10-K – 24

Consolidated Results

(in thousands, except shares)

	Years Ended December 31,
	2020	2019	2018
Revenues from Real Estate	$1,177,997	$1,172,863	$779,125
Revenues from Investment Management	31,322	59,903	106,607
Total revenues	1,209,319	1,232,766	885,732

Net income from Real Estate attributable to W. P. Carey	459,512	272,065	307,236
Net (loss) income from Investment Management attributable to W. P. Carey	(4,153)	33,178	104,330
Net income attributable to W. P. Carey	455,359	305,243	411,566

Dividends declared	732,020	713,588	502,819

Net cash provided by operating activities	801,538	812,077	509,166
Net cash used in investing activities	(539,932)	(522,773)	(266,132)
Net cash used in financing activities	(210,713)	(457,778)	(24,292)

Supplemental financial measures (a):
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Real Estate	804,175	811,193	516,502
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Investment Management	24,911	45,277	118,084
Adjusted funds from operations attributable to W. P. Carey (AFFO)	829,086	856,470	634,586

Diluted weighted-average shares outstanding	174,839,428	171,299,414	117,706,445
__________
(a)We consider Adjusted funds from operations (“AFFO”), a supplemental measure that is not defined by U.S. generally accepted accounting principles (“GAAP”) (a “non-GAAP measure”), to be an important measure in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

Revenues

2020 vs. 2019 — Real Estate revenue increased due to an increase in lease revenues (primarily from property acquisition activity, partially offset by the adverse impact of the COVID-19 pandemic and property dispositions), partially offset by lower revenues from hotel operating properties (we sold one hotel in January 2020 (Note 16) and our remaining hotel was adversely impacted by the COVID-19 pandemic) and lower lease termination income and other (Note 5). Investment Management revenue decreased primarily due to lower asset management revenue and reimbursable costs earned from the Managed Programs following the termination of our advisory agreements in connection with the closing of the CWI 1 and CWI 2 Merger on April 13, 2020 (Note 4), as well as lower structuring and other advisory revenue earned from the Managed Programs.

W. P. Carey 2020 10-K – 25

Net Income Attributable to W. P. Carey

2020 vs. 2019 — Net income from Real Estate attributable to W. P. Carey increased primarily due to a higher gain on sale of real estate (Note 16), lower interest expense (substantially due to the reduction in our mortgage debt outstanding since January 1, 2019), and the impact of real estate acquisitions. In addition, we recognized a deferred tax benefit as a result of the release of a deferred tax liability relating to our investment in shares of Lineage Logistics (Note 15). These increases were partially offset by lower lease termination income and other (Note 5) and a non-cash net allowance for credit losses recognized during the current year (Note 6). Net income from Investment Management attributable to W. P. Carey decreased due to the cessation of Investment Management revenues and distributions previously earned from CWI 1 and CWI 2 (Note 4). In addition, during the current year, we recognized other-than-temporary impairment charges on our equity investments in CWI 1 and CWI 2 (Note 9), partially offset by a non-cash net gain recognized on the redemption of our special general partner interests in CWI 1 and CWI 2 in connection with the WLT management internalization (Note 4).

AFFO

2020 vs. 2019 — AFFO decreased in 2020 as compared to 2019, primarily due to the adverse impact of the COVID-19 pandemic, lower Investment Management revenues and distributions, and lower lease termination income and other, partially offset by the accretive impact of net investment activity, lower interest expense, and scheduled rent increases at existing properties.

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

Portfolio Summary

	As of December 31,
	2020	2019	2018
Number of net-leased properties	1,243	1,214	1,163
Number of operating properties (a)	20	21	48
Number of tenants (net-leased properties)	350	345	304
Total square footage (net-leased properties, in thousands)	144,259	139,982	130,956
Occupancy (net-leased properties)	98.5%	98.8%	98.3%
Weighted-average lease term (net-leased properties, in years)	10.6	10.7	10.2
Number of countries	25	25	25
Total assets (in thousands)	$14,707,636	$14,060,918	$14,183,039
Net investments in real estate (in thousands)	12,362,429	11,916,745	11,928,854

	Years Ended December 31,
	2020	2019	2018
Acquisition volume (in millions) (b)	$661.4	$737.5	$824.8
Construction projects completed (in millions)	171.2	122.5	102.5
Average U.S. dollar/euro exchange rate	1.1410	1.1196	1.1813
Average U.S. dollar/British pound sterling exchange rate	1.2834	1.2767	1.3356
Change in the U.S. CPI (c)	1.4%	2.3%	1.9%
Change in the Germany CPI (c)	(0.3)%	1.5%	1.7%
Change in the Spain CPI (c)	(0.5)%	0.8%	1.2%
Change in the Poland CPI (c)	2.3%	3.2%	1.2%
Change in the Netherlands CPI (c)	1.0%	2.7%	2.0%

__________

W. P. Carey 2020 10-K – 26

(a)At December 31, 2020, operating properties consisted of 19 self-storage properties (of which we consolidated ten, with an average occupancy of 93.9% at that date), and one hotel property, with an average occupancy of 25.0% for the year ended December 31, 2020 (due to the adverse effect of the COVID-19 pandemic). We sold one of our hotel properties in January 2020 (Note 16). At December 31, 2019, operating properties consisted of 19 self-storage properties and two hotel properties. During the second quarter of 2019, we entered into net lease agreements for certain self-storage properties previously classified as operating properties. As a result, during the year ended December 31, 2019, we reclassified 27 consolidated self-storage properties from operating properties to net leases (Note 5). At December 31, 2018, operating properties consisted of 46 self-storage properties and two hotel properties.
(b)Amount for 2018 excludes properties acquired in the CPA:17 Merger (Note 3).
(c)Many of our lease agreements include contractual increases indexed to changes in the CPI or similar indices in the jurisdictions in which the properties are located. When there is a decrease in CPI, rent does not decrease, since the minimum adjustment to rent will be 0% or higher.

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at December 31, 2020 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Description	Number of Properties	ABR	ABR Percent	Weighted-Average Lease Term (Years)
U-Haul Moving Partners Inc. and Mercury Partners, LP	Net lease self-storage properties in the U.S.	78	$38,751	3.3%	3.3
Hellweg Die Profi-Baumärkte GmbH & Co. KG (a)	Do-it-yourself retail properties in Germany	42	36,579	3.1%	16.2
State of Andalucía (a)	Government office properties in Spain	70	31,479	2.7%	14.0
Metro Cash & Carry Italia S.p.A. (a)	Business-to-business wholesale stores in Italy and Germany	20	29,723	2.5%	6.3
Pendragon PLC (a)	Automotive dealerships in the United Kingdom	69	23,531	2.0%	9.4
Extra Space Storage, Inc.	Net lease self-storage properties in the U.S.	27	20,332	1.7%	23.3
Marriott Corporation	Net lease hotel properties in the U.S.	18	20,065	1.7%	2.9
Eroski Sociedad Cooperativa (a)	Grocery stores and warehouses in Spain	58	19,589	1.6%	15.2
Nord Anglia Education, Inc.	K-12 private schools in the U.S.	3	19,138	1.6%	22.7
Forterra, Inc. (a) (b)	Industrial properties in the U.S. and Canada	27	18,781	1.6%	22.5
Total		412	$257,968	21.8%	12.6
__________
(a)ABR amounts are subject to fluctuations in foreign currency exchange rates.
(b)Of the 27 properties leased to Forterra, Inc., 25 are located in the United States and two are located in Canada.

W. P. Carey 2020 10-K – 27

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
United States
South
Texas	$102,253	8.7%	12,035	8.3%
Florida	48,650	4.1%	4,487	3.1%
Georgia	24,057	2.0%	3,527	2.4%
Tennessee	19,351	1.6%	2,875	2.0%
Alabama	15,151	1.3%	2,382	1.7%
Other (b)	11,602	1.0%	2,263	1.6%
Total South	221,064	18.7%	27,569	19.1%
Midwest
Illinois	57,030	4.8%	7,036	4.9%
Minnesota	29,210	2.5%	2,728	1.9%
Indiana	21,472	1.8%	3,198	2.2%
Wisconsin	15,854	1.4%	3,245	2.2%
Ohio	15,389	1.3%	3,271	2.3%
Michigan	14,279	1.2%	2,112	1.4%
Other (b)	28,765	2.4%	4,877	3.4%
Total Midwest	181,999	15.4%	26,467	18.3%
East
North Carolina	33,439	2.8%	8,102	5.6%
Pennsylvania	26,648	2.3%	3,437	2.4%
Massachusetts	21,832	1.8%	1,407	1.0%
New Jersey	19,707	1.7%	1,100	0.7%
South Carolina	15,469	1.3%	4,321	3.0%
Virginia	13,776	1.2%	1,430	1.0%
New York	13,356	1.1%	1,392	1.0%
Other (b)	34,320	2.9%	6,594	4.6%
Total East	178,547	15.1%	27,783	19.3%
West
California	60,680	5.1%	5,195	3.6%
Arizona	30,814	2.6%	3,365	2.3%
Other (b)	53,317	4.5%	5,588	3.9%
Total West	144,811	12.2%	14,148	9.8%
United States Total	726,421	61.4%	95,967	66.5%
International
Germany	68,637	5.8%	6,645	4.6%
Spain	60,139	5.1%	4,708	3.3%
Poland	57,598	4.9%	7,214	5.0%
The Netherlands	53,432	4.5%	6,389	4.4%
United Kingdom	51,097	4.3%	4,035	2.8%
Italy	27,969	2.4%	2,386	1.7%
Croatia	18,348	1.5%	1,784	1.2%
Denmark	16,311	1.4%	2,408	1.7%
France	14,486	1.2%	1,270	0.9%
Canada	13,142	1.1%	2,103	1.5%
Lithuania	12,089	1.0%	1,640	1.1%
Other (c)	63,548	5.4%	7,710	5.3%
International Total	456,796	38.6%	48,292	33.5%
Total	$1,183,217	100.0%	144,259	100.0%

W. P. Carey 2020 10-K – 28

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
Industrial	$293,878	24.8%	51,230	35.5%
Office	266,776	22.5%	17,023	11.8%
Warehouse	257,386	21.8%	46,950	32.6%
Retail (d)	214,249	18.1%	17,936	12.4%
Self Storage (net lease)	59,083	5.0%	5,810	4.0%
Other (e)	91,845	7.8%	5,310	3.7%
Total	$1,183,217	100.0%	144,259	100.0%
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
(c)Includes assets in Finland, Norway, Mexico, Hungary, Portugal, the Czech Republic, Austria, Sweden, Japan, Slovakia, Latvia, Belgium, and Estonia.
(d)Includes automotive dealerships.
(e)Includes ABR from tenants with the following property types: education facility, hotel (net lease), laboratory, fitness facility, student housing (net lease), theater, and restaurant.

W. P. Carey 2020 10-K – 29

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	ABR Percent	Square Footage	Square Footage Percent
Retail Stores (a)	$264,551	22.4%	31,755	22.0%
Consumer Services	97,014	8.2%	7,737	5.4%
Automotive	75,753	6.4%	12,091	8.4%
Grocery	69,919	5.9%	7,318	5.1%
Cargo Transportation	63,764	5.4%	9,013	6.2%
Healthcare and Pharmaceuticals	57,048	4.8%	4,976	3.5%
Business Services	55,596	4.7%	4,715	3.3%
Beverage and Food	52,682	4.4%	5,930	4.1%
Construction and Building	49,738	4.2%	9,156	6.3%
Sovereign and Public Finance	43,376	3.7%	3,364	2.3%
Capital Equipment	43,246	3.7%	6,932	4.8%
Containers, Packaging, and Glass	36,114	3.0%	6,186	4.3%
Hotel and Leisure	35,206	3.0%	2,197	1.5%
Durable Consumer Goods	35,201	3.0%	8,170	5.7%
High Tech Industries	29,568	2.5%	3,236	2.2%
Insurance	25,372	2.1%	1,749	1.2%
Banking	20,326	1.7%	1,247	0.9%
Telecommunications	17,516	1.5%	1,571	1.1%
Aerospace and Defense	16,602	1.4%	1,504	1.0%
Media: Broadcasting and Subscription	13,679	1.2%	784	0.5%
Media: Advertising, Printing, and Publishing	13,535	1.1%	1,001	0.7%
Chemicals, Plastics, and Rubber	12,917	1.1%	1,584	1.1%
Wholesale	12,755	1.1%	2,005	1.4%
Non-Durable Consumer Goods	12,370	1.0%	4,685	3.3%
Other (b)	29,369	2.5%	5,353	3.7%
Total	$1,183,217	100.0%	144,259	100.0%
__________
(a)Includes automotive dealerships.
(b)Includes ABR from tenants in the following industries: metals and mining, oil and gas, environmental industries, electricity, consumer transportation, forest products and paper, real estate, and finance. Also includes square footage for vacant properties.

W. P. Carey 2020 10-K – 30

Lease Expirations
(dollars and square footage in thousands)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage	Square Footage Percent
2021	26	24	$20,326	1.7%	1,903	1.3%
2022	27	26	40,314	3.4%	3,001	2.1%
2023	38	32	51,921	4.4%	6,305	4.4%
2024	77	50	112,828	9.5%	14,025	9.7%
2025	62	30	62,991	5.3%	7,307	5.1%
2026	42	28	62,501	5.3%	8,608	6.0%
2027	44	27	73,143	6.2%	8,068	5.6%
2028	42	24	63,776	5.4%	4,829	3.3%
2029	32	19	39,820	3.4%	4,946	3.4%
2030	27	22	70,282	5.9%	5,737	4.0%
2031	66	16	71,202	6.0%	8,154	5.6%
2032	35	15	47,362	4.0%	6,625	4.6%
2033	23	17	64,678	5.5%	8,192	5.7%
2034	47	15	77,836	6.6%	7,765	5.4%
Thereafter (>2034)	185	83	324,237	27.4%	46,560	32.3%
Vacant	—	—	—	—%	2,234	1.5%
Total	773		$1,183,217	100.0%	144,259	100.0%
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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties, net of receivable reserves as determined by GAAP, and reflects exchange rates as of December 31, 2020. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

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

W. P. Carey 2020 10-K – 31

Real Estate — Property Level Contribution

The following table presents the Property level contribution for our consolidated net-leased and operating properties within our Real Estate segment, as well as a reconciliation to Net income from Real Estate attributable to W. P. Carey (in thousands):

	Years Ended December 31,
	2020	2019	Change	2019	2018	Change
Existing Net-Leased Properties
Lease revenues	$633,177	$622,490	$10,687	$622,490	$612,460	$10,030
Depreciation and amortization	(216,800)	(217,272)	472	(217,272)	(223,982)	6,710
Reimbursable tenant costs	(25,969)	(25,566)	(403)	(25,566)	(21,204)	(4,362)
Property expenses	(24,159)	(18,956)	(5,203)	(18,956)	(16,868)	(2,088)
Property level contribution	366,249	360,696	5,553	360,696	350,406	10,290
Net-Leased Properties Acquired in the CPA:17 Merger
Lease revenues	356,166	344,606	11,560	344,606	54,585	290,021
Depreciation and amortization	(149,688)	(150,866)	1,178	(150,866)	(21,820)	(129,046)
Reimbursable tenant costs	(27,193)	(27,618)	425	(27,618)	(5,062)	(22,556)
Property expenses	(16,388)	(15,457)	(931)	(15,457)	(2,685)	(12,772)
Property level contribution	162,897	150,665	12,232	150,665	25,018	125,647
Recently Acquired Net-Leased Properties
Lease revenues	149,218	87,414	61,804	87,414	26,374	61,040
Depreciation and amortization	(61,246)	(36,059)	(25,187)	(36,059)	(11,465)	(24,594)
Reimbursable tenant costs	(3,052)	(1,909)	(1,143)	(1,909)	(396)	(1,513)
Property expenses	(2,347)	(1,360)	(987)	(1,360)	(385)	(975)
Property level contribution	82,573	48,086	34,487	48,086	14,128	33,958
Existing Operating Property
Operating property revenues	3,967	15,001	(11,034)	15,001	15,179	(178)
Depreciation and amortization	(1,547)	(1,515)	(32)	(1,515)	(1,947)	432
Operating property expenses	(5,722)	(11,742)	6,020	(11,742)	(11,607)	(135)
Property level contribution	(3,302)	1,744	(5,046)	1,744	1,625	119
Operating Properties Acquired in the CPA:17 Merger
Operating property revenues	5,542	20,787	(15,245)	20,787	6,391	14,396
Depreciation and amortization	(2,470)	(19,502)	17,032	(19,502)	(6,040)	(13,462)
Operating property expenses	(2,275)	(8,205)	5,930	(8,205)	(2,258)	(5,947)
Property level contribution	797	(6,920)	7,717	(6,920)	(1,907)	(5,013)
Properties Sold or Held for Sale
Lease revenues	15,943	31,865	(15,922)	31,865	51,079	(19,214)
Operating property revenues	1,890	14,432	(12,542)	14,432	6,502	7,930
Depreciation and amortization	(6,095)	(16,855)	10,760	(16,855)	(20,918)	4,063
Reimbursable tenant costs	(195)	(483)	288	(483)	(1,414)	931
Property expenses	(1,173)	(3,772)	2,599	(3,772)	(2,835)	(937)
Operating property expenses	(1,904)	(18,068)	16,164	(18,068)	(6,285)	(11,783)
Property level contribution	8,466	7,119	1,347	7,119	26,129	(19,010)
Property Level Contribution	617,680	561,390	56,290	561,390	415,399	145,991
Add: Lease termination income and other	12,094	36,268	(24,174)	36,268	6,555	29,713
Less other expenses:
General and administrative	(70,127)	(56,796)	(13,331)	(56,796)	(47,210)	(9,586)
Impairment charges	(35,830)	(32,539)	(3,291)	(32,539)	(4,790)	(27,749)
Stock-based compensation expense	(15,247)	(13,248)	(1,999)	(13,248)	(10,450)	(2,798)
Corporate depreciation and amortization	(4,102)	(1,231)	(2,871)	(1,231)	(1,289)	58
Merger and other expenses	937	(101)	1,038	(101)	(41,426)	41,325
Other Income and Expenses
Interest expense	(210,087)	(233,325)	23,238	(233,325)	(178,375)	(54,950)
Gain on sale of real estate, net	109,370	18,143	91,227	18,143	118,605	(100,462)
Other gains and (losses)	46,074	30,251	15,823	30,251	30,015	236
Equity in (losses) earnings of equity method investments in real estate	(9,017)	2,361	(11,378)	2,361	13,341	(10,980)
(Loss) gain on change in control of interests	—	(8,416)	8,416	(8,416)	18,792	(27,208)
	(63,660)	(190,986)	127,326	(190,986)	2,378	(193,364)
Income before income taxes	441,745	302,757	138,988	302,757	319,167	(16,410)
Benefit from (provision for) income taxes	18,498	(30,802)	49,300	(30,802)	844	(31,646)
Net Income from Real Estate	460,243	271,955	188,288	271,955	320,011	(48,056)
Net (income) loss attributable to noncontrolling interests	(731)	110	(841)	110	(12,775)	12,885
Net Income from Real Estate Attributable to W. P. Carey	$459,512	$272,065	$187,447	$272,065	$307,236	$(35,171)

Also refer to Note 17 for a table presenting the comparative results of our Real Estate segment.

W. P. Carey 2020 10-K – 32

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

Existing Net-Leased Properties

Existing net-leased properties are those that we acquired or placed into service prior to January 1, 2018 and that were not sold or held for sale during the periods presented. For the periods presented, there were 766 existing net-leased properties.

2020 vs. 2019 — For the year ended December 31, 2020 as compared to 2019, lease revenues from existing net-leased properties increased by $8.7 million primarily due to the acceleration of above-market lease intangibles as a result of certain lease restructurings in 2019, $5.5 million related to scheduled rent increases, $3.7 million due to new leases, $2.9 million as a result of the strengthening of foreign currencies (primarily the euro) in relation to the U.S. dollar between the years, and $2.1 million related to completed construction projects on existing properties. These increases were partially offset by a decrease of $13.9 million due to rents not collected as a result of the COVID-19 pandemic (including reimbursable tenant costs).

Property expenses from existing net-leased properties increased primarily due to tenant vacancies during 2019 and 2020 (which resulted in property expenses no longer being reimbursable), and certain reimbursable expenses being deemed not collectible as a result of the COVID-19 pandemic.

Net-Leased Properties Acquired in the CPA:17 Merger

Net-leased properties acquired in the CPA:17 Merger on October 31, 2018 (Note 3) consisted of 272 net-leased properties, as well as one property placed into service during the first quarter of 2019, which was an active build-to-suit project at the time of acquisition in the CPA:17 Merger. The 272 net-leased properties included 27 self-storage properties acquired in the CPA:17 Merger, which were reclassified from operating properties to net-leased properties during the year ended December 31, 2019 as a result of entering into net-lease agreements during the second quarter of 2019 (Note 5). For the year ended December 31, 2020 as compared to 2019, for these 27 properties, lease revenues increased by $10.3 million, depreciation and amortization decreased by $2.0 million (due to the in-place lease intangible assets recorded on certain of these 27 properties becoming fully amortized during 2020), and property expenses increased by $0.1 million, which is all captured within Net-Leased Properties Acquired in the CPA:17 Merger.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2017, excluding properties acquired in the CPA:17 Merger, and that were not sold or held for sale during the periods presented. Since January 1, 2018, we acquired 52 investments, comprised of 169 properties, and placed four properties into service.

Existing Operating Property

We have one hotel operating property with results of operations reflected in all periods presented. We exclude two self-storage properties acquired in 2018 from this section since they are accounted for under the equity method.

For the year ended December 31, 2020 as compared to 2019, for our existing operating property, revenues decreased by $11.0 million and expenses decreased by $6.0 million due to the adverse effect of the COVID-19 pandemic on the hotel’s operations.

W. P. Carey 2020 10-K – 33

Operating Properties Acquired in the CPA:17 Merger

Operating properties acquired in the CPA:17 Merger (Note 3) consisted of ten self-storage properties (which excludes seven self-storage properties acquired in the CPA:17 Merger accounted for under the equity method). Aside from these ten operating properties, we acquired 27 self-storage properties in the CPA:17 Merger, which were reclassified from operating properties to net-leased properties during the year ended December 31, 2019, as described in Net-Leased Properties Acquired in the CPA:17 Merger above. For the year ended December 31, 2020 as compared to 2019, for these 27 properties, operating property revenues decreased by $14.9 million, depreciation and amortization decreased by $14.5 million, and operating property expenses decreased by $6.0 million, which is all captured within Operating Properties Acquired in the CPA:17 Merger. In January 2020, we sold a hotel operating property, which was acquired in the CPA:17 Merger and is included in Properties Sold or Held for Sale below.

Properties Sold or Held for Sale

During the year ended December 31, 2020, we disposed of 22 properties, including the sale of one of our two hotel operating properties in January 2020. At December 31, 2020, we had four properties classified as held for sale (Note 5), one of which was sold in January 2021 (Note 19).

During the year ended December 31, 2019, we disposed of 22 properties, including the repayment of a loan receivable.

In addition to the impact on property level contribution related to properties we sold or classified as held for sale during the periods presented, we recognized gain (loss) on sale of real estate, impairment charges, and gain (loss) on extinguishment of debt. The impact of these transactions is described in further detail below and in Note 16.

Other Revenues and Expenses

Lease Termination Income and Other

Lease termination income and other is described in Note 5 and Note 6.

General and Administrative and Corporate Depreciation and Amortization

Beginning with the second quarter of 2020, general and administrative expenses attributed to our Investment Management segment are comprised of the incremental costs of providing services to the Managed Programs, which are fully reimbursed by those funds (resulting in no net expense for us). All other general and administrative expenses are attributed to our Real Estate segment. Previously, general and administrative expenses were allocated based on time incurred by our personnel for the Real Estate and Investment Management segments. In addition, beginning with the second quarter of 2020, corporate depreciation and amortization expense is fully recognized within our Real Estate segment. In light of the termination of the advisory agreements with CWI 1 and CWI 2 in connection with the WLT management internalization (Note 4), we now view essentially all assets, liabilities, and operational expenses as part of our Real Estate segment, other than incremental activities that are expected to wind down as we manage CPA:18 – Global and CESH through the end of their respective life cycles (Note 2). This change between the segments had no impact on our consolidated financial statements.

2020 vs. 2019 — For the year ended December 31, 2020 as compared to 2019, general and administrative expenses in our Real Estate segment increased by $13.3 million, primarily due to the change in methodology for allocation of expenses between our Real Estate and Investment Management segments discussed above.

Impairment Charges

Our impairment charges are described in Note 9.

W. P. Carey 2020 10-K – 34

Stock-based Compensation Expense

For a description of our equity plans and awards, please see Note 14. Beginning with the second quarter of 2020, stock-based compensation expense is fully recognized within our Real Estate segment. In light of the termination of the advisory agreements with CWI 1 and CWI 2 in connection with the WLT management internalization (Note 4), we believe that this allocation methodology is appropriate, as described above (Note 2). This change between the segments had no impact on our consolidated financial statements.

2020 vs. 2019 — For the year ended December 31, 2020 as compared to 2019, stock-based compensation expense allocated to the Real Estate segment increased by $2.0 million, primarily due to the change in methodology for allocation of expenses between our Real Estate and Investment Management segments discussed above, partially offset by a lower projected payout for performance share units (“PSUs”) granted in 2019 and 2018.

Interest Expense

2020 vs. 2019 — For the year ended December 31, 2020 as compared to 2019, interest expense decreased by $23.2 million, primarily due to the reduction of our mortgage debt outstanding by prepaying or repaying at or close to maturity a total of $1.5 billion of non-recourse mortgage loans with a weighted-average interest rate of 4.6% since January 1, 2019 (Note 11), partially offset by three offerings of senior unsecured notes totaling $1.4 billion (based on the exchange rate of the euro on the dates of issuance for our euro-denominated senior unsecured notes) with a weighted-average interest rate of 2.3% completed in 2019 and 2020. Our average outstanding debt balance was $6.4 billion and $6.3 billion during the years ended December 31, 2020 and 2019, respectively. Our weighted-average interest rate was 3.0% and 3.4% during the years ended December 31, 2020 and 2019, respectively.

Gain on Sale of Real Estate, Net

Gain on sale of real estate, net, consists of gain on the sale of properties that were disposed of during the reporting period. Our dispositions are more fully described in Note 16.

Other Gains and (Losses)

Other gains and (losses) primarily consists of gains and losses on foreign currency transactions, derivative instruments, and extinguishment of debt. All of our foreign currency-denominated unsecured debt instruments were designated as net investment hedges during the years ended December 31, 2020 and 2019. Therefore, no gains and losses on foreign currency transactions were recognized on the remeasurement of such instruments during those periods (Note 10). We also make certain foreign currency-denominated intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short-term loans, are included in the determination of net income. We recognize allowances for credit losses on finance receivables within Other gains and (losses) (Note 2, Note 6). In addition, we have certain derivative instruments, including common stock warrants, that are not designated as hedges for accounting purposes, for which realized and unrealized gains and losses are included in earnings. We also recognize unrealized gains and losses on movements in the fair value of certain investments within Other gains and (losses). The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

2020 — For the year ended December 31, 2020, net other gains were $46.1 million. During the year, we recognized non-cash unrealized gains of $48.3 million related to an increase in the fair value of our investment in shares of Lineage Logistics (Note 9), unrealized gains of $11.0 million on foreign currency transactions as a result of changes in foreign currency exchange rates, and realized gains of $8.2 million related to the settlement of foreign currency forward contracts and foreign currency collars. These gains were partially offset by a non-cash net allowance for credit losses of $22.3 million (Note 6).

2019 — For the year ended December 31, 2019, net other gains were $30.3 million. During the year, we recognized non-cash unrealized gains of $32.9 million related to an increase in the fair value of our investment in shares of Lineage Logistics (Note 9) and realized gains of $16.4 million related to the settlement of foreign currency forward contracts and foreign currency collars. These gains were partially offset by a net loss on extinguishment of debt totaling $14.8 million related to the prepayment of mortgage loans (primarily comprised of prepayment penalties) (Note 11) and net realized and unrealized losses of $4.9 million on foreign currency transactions as a result of changes in foreign currency exchange rates.

W. P. Carey 2020 10-K – 35

Equity in (Losses) Earnings of Equity Method Investments in Real Estate

For the year ended December 31, 2020, we recognized equity in losses of equity method investments in real estate of $9.0 million, compared to equity in earnings of equity method investments in real estate of $2.4 million during the year ended December 31, 2019. During 2020, we recognized an other-than-temporary impairment charge of $8.3 million on an equity method investment in real estate to reduce the carrying value of the investment to its estimated fair value (Note 8, Note 9). In addition, we recognized a $5.0 million loss from our equity investment in WLT during 2020 (due to the adverse impact of the COVID-19 pandemic on its operations), partially offset by an increase in equity earnings of $1.9 million from our equity investment in a portfolio of self-storage properties (as a result of an increase in occupancy rates).

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

Benefit from (Provision for) Income Taxes

2020 vs. 2019 — For the year ended December 31, 2020, we recorded a benefit from income taxes of $18.5 million, compared to a provision for income taxes of $30.8 million recognized during the year ended December 31, 2019 within our Real Estate segment. During the year ended December 31, 2020, we recognized a deferred tax benefit of $37.2 million as a result of the release of a deferred tax liability relating to our investment in shares of Lineage Logistics (Note 15), which converted to a REIT during the current year and is therefore no longer subject to federal and state income taxes. In addition, during the year ended December 31, 2019, we recognized deferred tax expenses totaling approximately $8.6 million as a result of the increase in the fair value of our investment in shares of Lineage Logistics, as described above under Other Gains and (Losses).

Investment Management

We earn revenue as the advisor to the Managed Programs. For the periods presented, we acted as advisor to the following Managed Programs: CPA:17 – Global (through October 31, 2018), CPA:18 – Global, CWI 1 (through April 13, 2020), CWI 2 (through April 13, 2020), and CESH. The CWI 1 and CWI 2 Merger closed on April 13, 2020, and as a result, the advisory agreements with each of CWI 1 and CWI 2 terminated and CWI 2 was renamed Watermark Lodging Trust, Inc., for which we provide certain services pursuant to a transition services agreement (Note 4).

We no longer raise capital for new or existing funds, but we currently expect to continue managing CPA:18 – Global and CESH and earn the various fees described below through the end of their respective life cycles (Note 1, Note 4). As of December 31, 2020, we managed total assets of approximately $2.8 billion on behalf of the Managed Programs.

W. P. Carey 2020 10-K – 36

Below is a summary of comparative results of our Investment Management segment (in thousands):

	Years Ended December 31,
	2020	2019	Change	2019	2018	Change
Revenues
Asset management revenue
CPA:17 – Global	$—	$—	$—	$—	$24,884	$(24,884)
CPA:18 – Global	11,914	11,539	375	11,539	12,087	(548)
CWI 1	3,795	14,052	(10,257)	14,052	14,136	(84)
CWI 2	3,071	10,734	(7,663)	10,734	10,400	334
CESH	3,193	2,807	386	2,807	2,049	758
	21,973	39,132	(17,159)	39,132	63,556	(24,424)
Reimbursable costs from affiliates
CPA:17 – Global	—	—	—	—	6,233	(6,233)
CPA:18 – Global	2,854	3,934	(1,080)	3,934	4,207	(273)
CWI 1	1,867	6,936	(5,069)	6,936	6,653	283
CWI 2	1,301	4,364	(3,063)	4,364	4,171	193
CESH	1,170	1,313	(143)	1,313	661	652
WLT	1,663	—	1,663	—	—	—
	8,855	16,547	(7,692)	16,547	21,925	(5,378)
Structuring and other advisory revenue
CPA:17 – Global	—	—	—	—	1,184	(1,184)
CPA:18 – Global	198	2,322	(2,124)	2,322	18,900	(16,578)
CWI 1	—	1,365	(1,365)	1,365	953	412
CWI 2	296	225	71	225	245	(20)
CESH	—	312	(312)	312	(156)	468
	494	4,224	(3,730)	4,224	21,126	(16,902)
	31,322	59,903	(28,581)	59,903	106,607	(46,704)
Operating Expenses
Reimbursable costs from affiliates	8,855	16,547	(7,692)	16,547	21,925	(5,378)
General and administrative	5,823	18,497	(12,674)	18,497	21,127	(2,630)
Subadvisor fees	1,469	7,579	(6,110)	7,579	9,240	(1,661)
Merger and other expenses	1,184	—	1,184	—	—	—
Depreciation and amortization	987	3,835	(2,848)	3,835	3,979	(144)
Stock-based compensation expense	691	5,539	(4,848)	5,539	7,844	(2,305)
	19,009	51,997	(32,988)	51,997	64,115	(12,118)
Other Income and Expenses
Equity in (losses) earnings of equity method investments in the Managed Programs	(9,540)	20,868	(30,408)	20,868	48,173	(27,305)
Other gains and (losses)	678	1,224	(546)	1,224	(102)	1,326
Gain on change in control of interests	—	—	—	—	29,022	(29,022)
	(8,862)	22,092	(30,954)	22,092	77,093	(55,001)
Income before income taxes	3,451	29,998	(26,547)	29,998	119,585	(89,587)
Benefit from (provision for) income taxes	2,261	4,591	(2,330)	4,591	(15,255)	19,846
Net Income from Investment Management	5,712	34,589	(28,877)	34,589	104,330	(69,741)
Net income attributable to noncontrolling interests	(9,865)	(1,411)	(8,454)	(1,411)	—	(1,411)
Net (Loss) Income from Investment Management Attributable to W. P. Carey	$(4,153)	$33,178	$(37,331)	$33,178	$104,330	$(71,152)

W. P. Carey 2020 10-K – 37

Asset Management Revenue

During the periods presented, we earned asset management revenue from (i) CPA:17 – Global, prior to the CPA:17 Merger, and CPA:18 – Global based on the value of their real estate-related assets under management, (ii) the CWI REITs, prior to the CWI 1 and CWI 2 Merger, based on the value of their lodging-related assets under management, and (iii) CESH based on its gross assets under management at fair value. Asset management revenue may increase or decrease depending upon changes in the Managed Programs’ asset bases as a result of purchases, sales, or changes in the appraised value of the real estate-related and lodging-related assets in their investment portfolios. For 2020, (i) we received asset management fees from CPA:18 – Global 50% in cash and 50% in shares of its common stock through March 31, 2020; effective as of April 1, 2020, we receive asset management fees from CPA:18 – Global in shares of its common stock, (ii) we primarily received asset management fees from the CWI REITs in shares of their common stock through April 13, 2020 (the date of the CWI 1 and CWI 2 Merger), and (iii) we received asset management fees from CESH in cash.

Structuring and Other Advisory Revenue

We earn structuring and other advisory revenue when we structure new investments on behalf of the Managed Programs. Since we no longer raise capital for new or existing funds, and we no longer serve as advisor to CWI 1 and CWI 2 (Note 4), structuring and other advisory revenue is expected to be insignificant going forward.

2020 — For the year ended December 31, 2020, structuring and other advisory revenue was comprised of $0.3 million for structuring a mortgage refinancing on behalf of CWI 2 and $0.2 million related to increases in build-to-suit funding commitments for certain CPA:18 – Global investments.

2019 — For the year ended December 31, 2019, structuring and other advisory revenue was primarily comprised of $2.3 million for structuring an investment in a new student housing development project on behalf of CPA:18 – Global and $1.6 million substantially for structuring mortgage refinancings on behalf of the CWI REITs.

General and Administrative, Depreciation and Amortization, and Stock-based Compensation Expense

Beginning with the second quarter of 2020, general and administrative expenses attributed to our Investment Management segment are comprised of the incremental costs of providing services to the Managed Programs, which are fully reimbursed by those funds (resulting in no net expense for us). All other general and administrative expenses are attributed to our Real Estate segment. Previously, general and administrative expenses were allocated based on time incurred by our personnel for the Real Estate and Investment Management segments. In addition, beginning with the second quarter of 2020, stock-based compensation expense and corporate depreciation and amortization expense are fully recognized within our Real Estate segment. In light of the termination of the advisory agreements with CWI 1 and CWI 2 in connection with the WLT management internalization (Note 4), we now view essentially all assets, liabilities, and operational expenses as part of our Real Estate segment, other than incremental activities that are expected to wind down as we manage CPA:18 – Global and CESH through the end of their respective life cycles (Note 2). These changes between the segments had no impact on our consolidated financial statements.

As discussed in Note 4, certain personnel costs and overhead costs are charged to the remaining Managed Programs and reimbursed to us in accordance with their respective advisory agreements. In addition, following the closing of the CWI 1 and CWI 2 Merger on April 13, 2020, we began recording reimbursements from WLT within our Investment Management segment pursuant to a transition services agreement.

Subadvisor Fees

Pursuant to the terms of the subadvisory agreements we had with the third-party subadvisors in connection with both CWI 1 and CWI 2, we paid a subadvisory fee equal to 20% of the amount of fees paid to us by CWI 1 and 25% of the amount of fees paid to us by CWI 2, including but not limited to: acquisition fees, asset management fees, loan refinancing fees, property management fees, and subordinated disposition fees, each as defined in the advisory agreements we had with each of CWI 1 and CWI 2. We also paid to each subadvisor 20% and 25% of the net proceeds resulting from any sale, financing, or recapitalization or sale of securities of CWI 1 and CWI 2, respectively, by us, the advisor. Upon completion of the CWI 1 and CWI 2 Merger on April 13, 2020 (Note 4), the subadvisory agreements were terminated, and we no longer pay subadvisory fees.

W. P. Carey 2020 10-K – 38

Equity in (Losses) Earnings of Equity Method Investments in the Managed Programs

Equity in (losses) earnings of equity method investments in the Managed Programs is recognized in accordance with GAAP (Note 8). In addition, we are entitled to receive distributions of Available Cash (Note 4) from the operating partnership of CPA:18 – Global. The net income of our unconsolidated investments fluctuates based on the timing of transactions, such as new leases and property sales, as well as the level of impairment charges. The following table presents the details of our Equity in (losses) earnings of equity method investments in the Managed Programs (in thousands):

	Years Ended December 31,
	2020	2019	2018
Equity in (losses) earnings of equity method investments in the Managed Programs:
Other-than-temporary impairment charges on our equity method investments in CWI 1 and CWI 2 (a)	$(47,112)	$—	$—
Gain on redemption of special general partner interests in CWI 1 and CWI 2, net (b)	33,009	—	—
Equity in (losses) earnings of equity method investments in the Managed Programs (c)	(2,662)	(621)	1,564
Distributions of Available Cash: (d)
CPA:17 – Global (e)	—	—	26,308
CPA:18 – Global	7,225	8,132	9,692
CWI 1	—	7,095	5,142
CWI 2	—	6,262	5,467
Equity in (losses) earnings of equity method investments in the Managed Programs	$(9,540)	$20,868	$48,173
__________
(a)During the year ended December 31, 2020, we recognized other-than-temporary impairment charges of $27.8 million and $19.3 million on our equity investments in CWI 1 and CWI 2, respectively, to reduce the carrying values of our investments to their estimated fair values, due to the ongoing COVID-19 pandemic, which had an adverse effect on the operations of CWI 1 and CWI 2 (Note 9).
(b)Immediately following the closing of the CWI 1 and CWI 2 Merger, in connection with the redemption of the special general partner interests that we previously held in CWI 1 and CWI 2, we recognized a non-cash net gain on sale of $33.0 million during the year ended December 31, 2020 (Note 4, Note 7).
(c)Decrease for the year ended December 31, 2020 as compared to 2019 was due to decreases of $0.7 million, $0.7 million, and $0.6 million from our investments in shares of CWI 2, CWI 1, and CPA:18 – Global common stock, respectively.
(d)We are entitled to receive distributions of up to 10% of the Available Cash from the operating partnership of CPA:18 – Global, as defined in its operating partnership agreement (Note 4). We no longer receive distributions of Available Cash from CWI 1 and CWI 2 as a result of the closing of the CWI 1 and CWI 2 Merger on April 13, 2020 (Note 4), prior to which we were required to pay 20% and 25% of such distributions to the subadvisors of CWI 1 and CWI 2, respectively. Distributions of Available Cash received and earned from the Managed REITs fluctuate based on the timing of certain events, including acquisitions and dispositions.
(e)As a result of the completion of the CPA:17 Merger on October 31, 2018 (Note 3), we no longer recognize equity income from our investment in shares of common stock of CPA:17 – Global or receive distributions of Available Cash from CPA: 17 – Global.

Benefit from (Provision for) Income Taxes

2020 vs. 2019 — For the year ended December 31, 2020 as compared to 2019, benefit from income taxes within our Investment Management segment decreased by $2.3 million. During the year ended December 31, 2020, we recognized (i) deferred tax expense of $8.3 million due to the establishment of a valuation allowance since we do not expect our Investment Management segment to realize its deferred tax assets, (ii) a deferred tax benefit of $6.3 million as a result of the other-than-temporary impairment charges that we recognized on our equity investments in CWI 1 and CWI 2 during 2020 (Note 9), and (iii) a current tax benefit of $4.7 million as a result of carrying back certain net operating losses in accordance with the CARES Act that was enacted on March 27, 2020 (Note 15). During the year ended December 31, 2019, we recognized a current tax benefit of approximately $6.3 million due to a change in tax position for state and local taxes.

W. P. Carey 2020 10-K – 39

Net Income Attributable to Noncontrolling Interests

2020 — For the year ended December 31, 2020, net income attributable to noncontrolling interests within our Investment Management segment was comprised of a gain of $9.9 million recognized on the redemption of the noncontrolling interest in the special general partner interests previously held by the respective subadvisors for CWI 1 and CWI 2 in connection with the CWI 1 and CWI 2 Merger (Note 4).

Liquidity and Capital Resources

Sources and Uses of Cash During the Year

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund dividends to stockholders. Our cash flows fluctuate periodically due to a number of factors, which may include, among other things: the timing of our equity and debt offerings; the timing of purchases and sales of real estate; the timing of the repayment of mortgage loans and receipt of lease revenues; the timing and amount of other lease-related payments; the timing of settlement of foreign currency transactions; changes in foreign currency exchange rates; the receipt of asset management fees in either shares of the common stock of CPA:18 – Global or cash; the timing of distributions from equity investments in the Managed Programs and real estate; and the receipt of distributions of Available Cash from CPA:18 – Global. Despite these fluctuations, we believe that we will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, available capacity under our Senior Unsecured Credit Facility, proceeds from dispositions of properties, and the issuance of additional debt or equity securities, such as issuances of common stock through our forward sale agreements and ATM Program (Note 13), in order to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities — Net cash provided by operating activities decreased by $10.5 million during 2020 as compared to 2019, primarily due to the adverse impact of the COVID-19 pandemic on rent collections, proceeds from a bankruptcy claim on a prior tenant received during 2019, and the cessation of distributions of Available Cash from CWI 1 and CWI 2 following the WLT management internalization (Note 4), partially offset by a decrease in interest expense, an increase in cash flow generated from net investment activity, and scheduled rent increases at existing properties.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and capitalized property-related costs. In addition to these types of transactions, during the year ended December 31, 2020, we purchased additional shares of Lineage Logistics for $95.5 million (Note 9). We also used $26.5 million to fund short-term loans to the Managed Programs, while $51.7 million of such loans were repaid during the year (Note 4). Additionally, we received $19.5 million in distributions from equity method investments in the Managed Programs and real estate.

Financing Activities — Our financing activities are generally comprised of borrowings and repayments under our Unsecured Revolving Credit Facility, issuances of the Senior Unsecured Notes, payments and prepayments of non-recourse mortgage loans, and payments of dividends to stockholders. In addition to these types of transactions, during the year ended December 31, 2020, we drew down $299.0 million under our Unsecured Term Loans (Note 11). We incurred financing costs totaling $14.2 million in connection with the amendment and restatement of our Senior Unsecured Credit Facility in February 2020 and the issuance of the 2.400% Senior Notes due 2031 in October 2020 (Note 11). We also received $199.7 million in net proceeds from the issuance of common stock under our forward sale agreements (Note 13).

W. P. Carey 2020 10-K – 40

Summary of Financing

The table below summarizes our Senior Unsecured Notes, our non-recourse mortgages, and our Senior Unsecured Credit Facility (dollars in thousands):

	December 31,
	2020	2019
Carrying Value
Fixed rate:
Senior Unsecured Notes (a)	$5,146,192	$4,390,189
Non-recourse mortgages (a)	920,378	1,232,898
	6,066,570	5,623,087
Variable rate:
Unsecured Term Loans (a)	321,971	—
Unsecured Revolving Credit Facility	82,281	201,267
Non-recourse mortgages (a):
Amount subject to interest rate swaps and caps	147,094	157,518
Floating interest rate mortgage loans	78,082	72,071
	629,428	430,856
	$6,695,998	$6,053,943

Percent of Total Debt
Fixed rate	91%	93%
Variable rate	9%	7%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	3.0%	3.3%
Variable rate (b)	1.6%	2.1%
Total debt	2.9%	3.2%

____________
(a)Aggregate debt balance includes unamortized discount, net, totaling $28.3 million and $26.7 million as of December 31, 2020 and 2019, respectively, and unamortized deferred financing costs totaling $24.3 million and $23.4 million as of December 31, 2020 and 2019, respectively.
(b)The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At December 31, 2020, our cash resources consisted of the following:

•cash and cash equivalents totaling $248.7 million. Of this amount, $103.0 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;
•our Unsecured Revolving Credit Facility, with available capacity of $1.7 billion (net of amounts reserved for standby letters of credit totaling $20.9 million); and
•unleveraged properties that had an aggregate asset carrying value of $10.1 billion at December 31, 2020, although there can be no assurance that we would be able to obtain financing for these properties.

Historically, we have also accessed the capital markets through additional debt and equity offerings, such as the issuance of Senior Unsecured Notes (denominated in both U.S. dollars and euros), including the $500.0 million of 2.400% Senior Notes due 2031 that we issued in October 2020 (Note 11), and the shares of common stock issued under our equity forward offering and ATM Programs. During the year ended December 31, 2020, we issued 2,951,791 shares of common stock under our forward sale agreements for net proceeds of $199.7 million. As of December 31, 2020, we had approximately $163.2 million of

W. P. Carey 2020 10-K – 41

available proceeds under our forward sale agreements and $616.5 million remained available for issuance under our current ATM Program (Note 13).

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

Cash Requirements and Liquidity

As of December 31, 2020, we had $248.7 million of cash and cash equivalents, approximately $1.7 billion of available capacity under our Unsecured Revolving Credit Facility (net of amounts reserved for standby letters of credit totaling $20.9 million), and available proceeds under our forward sale agreements of approximately $163.2 million (based on 2,510,709 remaining shares outstanding and a net offering price of $65.02 as of that date). Our Senior Unsecured Credit Facility, which we amended and restated on February 20, 2020, includes a $1.8 billion Unsecured Revolving Credit Facility and Unsecured Term Loans outstanding totaling $322.0 million as of December 31, 2020 (Note 11), and is scheduled to mature on February 20, 2025. As of December 31, 2020, scheduled debt principal payments total $90.6 million through December 31, 2021 and $447.6 million through December 31, 2022, and our Senior Unsecured Notes do not start to mature until January 2023 (Note 11).

During the next 12 months following the date of this Report, we expect that our cash requirements will include funding capital commitments such as construction projects; paying dividends to our stockholders; making scheduled interest payments on the Senior Unsecured Notes and scheduled principal and balloon payments on our mortgage loan obligations; and other normal recurring operating expenses. We expect to fund these cash requirements through cash generated from operations, cash received from dispositions of properties, the use of our cash reserves or unused amounts on our Unsecured Revolving Credit Facility (as described above), issuances of common stock through our forward sale agreements and/or ATM Program (Note 13), and potential issuances of additional debt or equity securities. We may also choose to pursue the acquisitions of new investments and prepayments of certain of our non-recourse mortgage loan obligations, depending on our capital needs and improvements in current market conditions.

Our liquidity could be adversely affected by unanticipated costs, greater-than-anticipated operating expenses, and the adverse impact of the COVID-19 pandemic. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, available capacity under our Unsecured Revolving Credit Facility, mortgage loan proceeds, and the issuance of additional debt or equity securities to meet these needs. The extent to which the COVID-19 pandemic impacts our liquidity and debt covenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence. The potential impact of the COVID-19 pandemic on our tenants and properties could also have a material adverse effect on our liquidity and debt covenants.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments) at December 31, 2020 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Unsecured Notes — principal (a) (b)	$5,192,749	$—	$613,550	$1,563,550	$3,015,649
Non-recourse mortgages — principal (a)	1,150,424	90,624	796,131	222,228	41,441
Senior Unsecured Credit Facility — principal (c)	405,433	—	—	405,433	—
Interest on borrowings (d)	895,821	194,938	339,668	201,617	159,598
Capital commitments and tenant expansion allowances (e)	124,240	96,713	19,509	3,000	5,018
	$7,768,667	$382,275	$1,768,858	$2,395,828	$3,221,706

___________
(a)Excludes unamortized deferred financing costs totaling $24.3 million, the unamortized discount on the Senior Unsecured Notes of $22.5 million in aggregate, and the aggregate unamortized fair market value discount of $4.5 million, primarily resulting from the assumption of property-level debt in connection with business combinations, including the CPA:17 Merger (Note 3).
(b)Our Senior Unsecured Notes are scheduled to mature from 2023 through 2031 (Note 11).

W. P. Carey 2020 10-K – 42

(c)Our Senior Unsecured Credit Facility is scheduled to mature on February 20, 2025.
(d)Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at December 31, 2020.
(e)Capital commitments include (i) $81.8 million related to build-to-suit projects, including $11.5 million related to projects for which the tenant has not exercised the associated construction option, and (ii) $42.4 million related to unfunded tenant improvements, including certain discretionary commitments.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at December 31, 2020, which consisted primarily of the euro. At December 31, 2020, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Environmental Obligations

In connection with the purchase of many of our properties, we required the sellers to perform environmental reviews. We believe, based on the results of these reviews, that our properties were in substantial compliance with federal, state, and foreign environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills, or other on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. We believe that the ultimate resolution of any environmental matters should not have a material adverse effect on our financial condition, liquidity, or results of operations. We record environmental obligations within Accounts payable, accrued expenses and other liabilities in the consolidated financial statements. See Item 1A. Risk Factors for further discussion of potential environmental risks.

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

W. P. Carey 2020 10-K – 43

for unconsolidated partnerships and jointly owned investments. Adjustments for unconsolidated partnerships and jointly owned investments are calculated to reflect FFO.

We also modify the NAREIT computation of FFO to adjust GAAP net income for certain non-cash charges, such as amortization of real estate-related intangibles, deferred income tax benefits and expenses, straight-line rent and related reserves, other non-cash rent adjustments, non-cash allowance for credit losses on loans receivable and direct financing leases, stock-based compensation, non-cash environmental accretion expense, and amortization of deferred financing costs. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. Additionally, we exclude non-core income and expenses, such as gains or losses from extinguishment of debt, and merger and acquisition expenses. We also exclude realized and unrealized gains/losses on foreign currency exchange transactions (other than those realized on the settlement of foreign currency derivatives), which are not considered fundamental attributes of our business plan and do not affect our overall long-term operating performance. We refer to our modified definition of FFO as AFFO. We exclude these items from GAAP net income to arrive at AFFO as they are not the primary drivers in our decision-making process and excluding these items provides investors a view of our portfolio performance over time and makes it more comparable to other REITs that are currently not engaged in acquisitions, mergers, and restructuring, which are not part of our normal business operations. AFFO also reflects adjustments for unconsolidated partnerships and jointly owned investments. We use AFFO as one measure of our operating performance when we formulate corporate goals, evaluate the effectiveness of our strategies, and determine executive compensation.

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

W. P. Carey 2020 10-K – 44

Consolidated FFO and AFFO were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Net income attributable to W. P. Carey	$455,359	$305,243	$411,566
Adjustments:
Depreciation and amortization of real property	437,885	442,096	286,164
Gain on sale of real estate, net	(109,370)	(18,143)	(118,605)
Impairment charges	35,830	32,539	4,790
Loss (gain) on change in control of interests (a)	—	8,416	(47,814)
Proportionate share of adjustments to equity in net income of partially owned entities (b) (c) (d) (e)	46,679	15,826	4,728
Proportionate share of adjustments for noncontrolling interests (f)	(18)	(69)	(8,966)
Total adjustments	411,006	480,665	120,297
FFO (as defined by NAREIT) attributable to W. P. Carey	866,365	785,908	531,863
Adjustments:
Tax (benefit) expense — deferred and other (g) (h) (i) (j)	(48,835)	5,974	1,079
Above- and below-market rent intangible lease amortization, net	48,712	64,383	52,314
Straight-line and other rent adjustments (k)	(41,498)	(31,787)	(14,460)
Other (gains) and losses (l)	(37,165)	(8,924)	(15,704)
Stock-based compensation	15,938	18,787	18,294
Amortization of deferred financing costs	12,223	11,714	6,184
Other amortization and non-cash items	1,864	3,198	920
Merger and other expenses	247	101	41,426
Proportionate share of adjustments to equity in net income of partially owned entities (e) (m)	10,821	7,165	12,439
Proportionate share of adjustments for noncontrolling interests (f)	414	(49)	231
Total adjustments	(37,279)	70,562	102,723
AFFO attributable to W. P. Carey	$829,086	$856,470	$634,586

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey	$866,365	$785,908	$531,863
AFFO attributable to W. P. Carey	$829,086	$856,470	$634,586

W. P. Carey 2020 10-K – 45

FFO and AFFO from Real Estate were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Net income from Real Estate attributable to W. P. Carey	$459,512	$272,065	$307,236
Adjustments:
Depreciation and amortization of real property	437,885	442,096	286,164
Gain on sale of real estate, net	(109,370)	(18,143)	(118,605)
Impairment charges	35,830	32,539	4,790
Loss (gain) on change in control of interests (a)	—	8,416	(18,792)
Proportionate share of adjustments to equity in net income of partially owned entities (d) (e)	22,036	15,826	4,728
Proportionate share of adjustments for noncontrolling interests (f)	(18)	(69)	(8,966)
Total adjustments	386,363	480,665	149,319
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	845,875	752,730	456,555
Adjustments:
Above- and below-market rent intangible lease amortization, net	48,712	64,383	52,314
Tax (benefit) expense — deferred and other (h)	(45,511)	7,971	(18,790)
Straight-line and other rent adjustments (k)	(41,498)	(31,787)	(14,460)
Other (gains) and losses (l)	(37,104)	(9,773)	(18,025)
Stock-based compensation	15,247	13,248	10,450
Amortization of deferred financing costs	12,223	11,714	6,184
Other amortization and non-cash items	1,665	2,540	330
Merger and other expenses	(937)	101	41,426
Proportionate share of adjustments to equity in net income of partially owned entities (e) (m)	5,089	115	287
Proportionate share of adjustments for noncontrolling interests (f)	414	(49)	231
Total adjustments	(41,700)	58,463	59,947
AFFO attributable to W. P. Carey — Real Estate	$804,175	$811,193	$516,502

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	$845,875	$752,730	$456,555
AFFO attributable to W. P. Carey — Real Estate	$804,175	$811,193	$516,502

W. P. Carey 2020 10-K – 46

FFO and AFFO from Investment Management were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Net (loss) income from Investment Management attributable to W. P. Carey	$(4,153)	$33,178	$104,330
Adjustments:
Gain on change in control of interests	—	—	(29,022)
Proportionate share of adjustments to equity in net income of partially owned entities (b) (c) (e)	24,643	—	—
Total adjustments	24,643	—	(29,022)
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	20,490	33,178	75,308
Adjustments:
Tax (benefit) expense — deferred and other (g) (i) (j)	(3,324)	(1,997)	19,869
Merger and other expenses	1,184	—	—
Stock-based compensation	691	5,539	7,844
Other amortization and non-cash items	199	658	590
Other (gains) and losses (l)	(61)	849	2,321
Proportionate share of adjustments to equity in net income of partially owned entities (e) (m)	5,732	7,050	12,152
Total adjustments	4,421	12,099	42,776
AFFO attributable to W. P. Carey — Investment Management	$24,911	$45,277	$118,084

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	$20,490	$33,178	$75,308
AFFO attributable to W. P. Carey — Investment Management	$24,911	$45,277	$118,084
__________
(a)Amount for the year ended December 31, 2019 represents a loss recognized on the purchase of the remaining interest in a real estate investment from CPA:17 – Global in the CPA:17 Merger, which we had previously accounted for under the equity method. We recognized this loss because we identified certain measurement period adjustments during the third quarter of 2019 that impacted the provisional accounting for this investment (Note 3, Note 6).
(b)Amount for the year ended December 31, 2020 includes a non-cash net gain of $33.0 million (inclusive of $9.9 million attributable to the redemption of a noncontrolling interest that the former subadvisors for CWI 1 and CWI 2 held in the special general partner interests) recognized in connection with consideration received at closing of the CWI 1 and CWI 2 Merger (Note 4, Note 7).
(c)Amount for the year ended December 31, 2020 includes non-cash other-than-temporary impairment charges totaling $47.1 million recognized on our equity investments in CWI 1 and CWI 2 (Note 9).
(d)Amount for the year ended December 31, 2020 includes a non-cash other-than-temporary impairment charge of $8.3 million recognized on an equity method investment in real estate (Note 8, Note 9).
(e)Equity income, including amounts that are not typically recognized for FFO and AFFO, is recognized within Equity in (losses) earnings of equity method investments in the Managed Programs and real estate on the consolidated statements of income. This represents adjustments to equity income to reflect FFO and AFFO on a pro rata basis.
(f)Adjustments disclosed elsewhere in this reconciliation are on a consolidated basis. This adjustment reflects our FFO or AFFO on a pro rata basis.
(g)Amount for the year ended December 31, 2020 includes one-time taxes incurred upon the recognition of taxable income associated with the accelerated vesting of shares previously issued by CWI 1 and CWI 2 to us for asset management services performed, in connection with the CWI 1 and CWI 2 Merger.
(h)Amount for the year ended December 31, 2020 includes a non-cash deferred tax benefit of $37.2 million as a result of the release of a deferred tax liability relating to our investment in shares of Lineage Logistics, which converted to a REIT during the current year and is therefore no longer subject to federal and state income taxes (Note 15). In addition, amount for the year ended December 31, 2019 includes deferred tax expenses totaling approximately $8.6 million as a result of the increase in the fair value of our investment in shares of Lineage Logistics (Note 9).
(i)Amount for the year ended December 31, 2020 includes a one-time tax benefit of $4.7 million as a result of carrying back certain net operating losses in accordance with the CARES Act, which was enacted on March 27, 2020 (Note 15).

W. P. Carey 2020 10-K – 47

(j)Amount for the year ended December 31, 2019 includes a current tax benefit, which is excluded from AFFO as it was incurred as a result of the CPA:17 Merger.
(k)Amount for the year ended December 31, 2019 includes a straight-line rent adjustment of $16.8 million for a property that was sold in December 2019 and an adjustment to exclude $6.2 million of non-cash lease termination revenue, which will be collected and reflected within AFFO over the remaining master lease term ($1.6 million was recognized in 2020).
(l)Primarily comprised of unrealized gains and losses on derivatives, non-cash allowance for credit losses on loans receivable and direct financing leases, and gains and losses from foreign currency movements, extinguishment of debt, and marketable securities. Amounts from period to period will not be comparable due to unpredictable fluctuations in these gains and losses.
(m)Beginning with the first quarter of 2020, this adjustment includes distributions received from CWI 1 and CWI 2 for both AFFO attributable to W. P. Carey and AFFO attributable to W. P. Carey — Investment Management (through April 13, 2020, the closing date of the CWI 1 and CWI 2 Merger) and from WLT for both AFFO attributable to W. P. Carey and AFFO attributable to W. P. Carey — Real Estate (after April 13, 2020) in place of our pro rata share of net income from our ownership of shares of CWI 1, CWI 2, and WLT, as applicable. We did not receive any such distributions during the second, third, or fourth quarters of 2020, due to the adverse effect of the COVID-19 pandemic.

While we believe that FFO and AFFO are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance. These non-GAAP measures should be used in conjunction with net income as defined by GAAP. FFO and AFFO, or similarly titled measures disclosed by other REITs, may not be comparable to our FFO and AFFO measures.

W. P. Carey 2020 10-K – 48

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, and equity prices. The primary market risks that we are exposed to are interest rate risk and foreign currency exchange risk; however, we do not use derivative instruments to hedge credit/market risks or for speculative purposes. From time to time, we may enter into foreign currency collars to hedge our foreign currency cash flow exposures.

The impact of the COVID-19 pandemic both in the Unites States and globally continues to cause uncertainty and volatility in financial markets, including interest rates and foreign currency exchange rates. The outbreak is expected to have a continued adverse impact on market conditions for the foreseeable future and has triggered a period of global economic slowdown with no known duration. At December 31, 2020, our net-lease portfolio (which excludes operating properties) had the following concentrations (as a percentage of our ABR) for property types with heightened risk as a result of the COVID-19 pandemic:

•18.1% related to retail facilities (primarily from do-it-yourself, grocery, convenience, and wholesale stores);
•1.7% related to hotel (net lease) properties; and
•1.3% related to fitness facilities, theaters, and restaurants.

There may be an impact across all industries and geographic regions in which our tenants operate as a result of the COVID-19 pandemic. Given the significant uncertainty around the duration and severity of the COVID-19 pandemic, we are unable to predict the impact it will have on our tenants’ continued ability to pay rent.

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

Interest Rate Risk

The values of our real estate and related fixed-rate debt obligations, as well as the values of our unsecured debt obligations, are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions (including the ongoing impact of the COVID-19 pandemic) and changes in the creditworthiness of lessees, which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled, if we do not choose to repay the debt when due. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our owned and managed assets to decrease, which would create lower revenues from managed assets and lower investment performance for the Managed Programs. Increases in interest rates may also have an impact on the credit profile of certain tenants.

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

At December 31, 2020, a significant portion (approximately 92.8%) of our long-term debt either bore interest at fixed rates or was swapped or capped to a fixed rate. Our debt obligations are more fully described in Note 11 and Liquidity and Capital Resources — Summary of Financing in Item 7 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2020 (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total	Fair value
Fixed-rate debt (a) (b)	$63,318	$393,476	$853,898	$1,199,068	$550,334	$3,057,090	$6,117,184	$6,566,571
Variable-rate debt (a)	$27,306	$54,099	$108,208	$36,376	$405,433	$—	$631,422	$625,818
__________
(a)Amounts are based on the exchange rate at December 31, 2020, as applicable.
(b)Amounts after 2022 are primarily comprised of principal payments for our Senior Unsecured Notes (Note 11).

W. P. Carey 2020 10-K – 49

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to interest rate caps, is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at December 31, 2020 would increase or decrease by $2.4 million for our euro-denominated debt, by $2.2 million for our British pound sterling-denominated debt, and by $0.2 million for our Japanese yen-denominated debt for each respective 1% change in annual interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Canada, and Japan, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, the Danish krone, the Canadian dollar, and the Japanese yen, which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also completed five offerings of euro-denominated senior notes, and have borrowed under our Senior Unsecured Credit Facility in foreign currencies, including the euro, British pound sterling, and Japanese yen (Note 11). To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprised of principal and interest, excluding balloon payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. We estimate that, for a 1% increase or decrease in the exchange rate between the euro, British pound sterling, or Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow (scheduled future rental revenues, net of scheduled future debt service payments for the next 12 months) for our consolidated foreign operations at December 31, 2020 of $2.6 million, $0.5 million, and less than $0.1 million, respectively, excluding the impact of our derivative instruments.

In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

We enter into foreign currency collars to hedge certain of our foreign currency cash flow exposures. See Note 10 for additional information on our foreign currency collars.

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

For the year ended December 31, 2020, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•64% related to domestic operations; and
•36% related to international operations.

At December 31, 2020, our net-lease portfolio, which excludes our operating properties, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our ABR as of that date:

•61% related to domestic properties;
•39% related to international properties;
•25% related to industrial facilities, 23% related to office facilities, 22% related to warehouse facilities, and 18% related to retail facilities; and
•22% related to the retail stores industry (including automotive dealerships).

W. P. Carey 2020 10-K – 50

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

W. P. Carey 2020 10-K – 51

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of W. P. Carey Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of W. P. Carey Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.

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

W. P. Carey 2020 10-K – 52

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Purchase Price Allocation for Acquisitions

As described in Notes 2 and 5 to the consolidated financial statements, the Company completed real estate acquisitions for total consideration of $661.4 million during the year ended December 31, 2020. For acquired properties with leases classified as operating leases, management allocated the purchase price to the tangible and intangible assets and liabilities based on their estimated fair values. Management determines the fair value of real estate (i) by applying a discounted cash flow analysis to the estimated net operating income for each property in the portfolio during the remaining anticipated lease term, and (ii) by the estimated residual value, which is based on a hypothetical sale of the property upon expiration of a lease factoring in the re-tenanting of such property at estimated market rental rates, and applying a selected capitalization rate. For any acquisitions that do not qualify as sale-leaseback transactions, management records above- and below-market lease intangible assets and liabilities for acquired properties based on the present value, using a discount rate reflecting the risks associated with the leases acquired. For acquired properties with tenants in place, management records in-place lease intangible assets based on the estimated value ascribed to the avoidance of costs of leasing the properties for the remaining primary in-place lease terms.

The principal considerations for our determination that performing procedures relating to the purchase price allocation for acquisitions is a critical audit matter are (i) the significant judgment by management to determine the fair value measurements of tangible and intangible assets and liabilities to allocate the purchase price, which resulted in a high degree of auditor judgment and subjectivity in performing procedures relating to these fair value measurements; (ii) significant auditor judgment, subjectivity and effort in evaluating audit evidence related to the significant assumptions used in the fair value measurement of the tangible and intangible assets and liabilities, specifically the capitalization rates, market rental rates and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to purchase price allocations for acquisitions, including controls over management’s valuation of the tangible and intangible assets and liabilities and controls over the review of the capitalization rates, market rental rates and discount rates assumptions. These procedures also included, among others, for a sample of acquisitions (i) reading the executed purchase agreements and leasing documents; (ii) using professionals with specialized skill and knowledge to assist in testing management’s process for estimating the fair value of tangible and intangible assets and liabilities by evaluating the appropriateness of the valuation methods and the reasonableness of the significant assumptions relating to the capitalization rates, market rental rates and discount rates, which involved considering comparable market data and other industry factors; (iii) evaluating the accuracy of the purchase price allocation; and (iv) testing the completeness and accuracy of data provided by management.

CWI 1 and CWI 2 Merger — Investment in Preferred Stock of WLT

As described in Notes 4 and 9 to the consolidated financial statements, on April 13, 2020, two of the non-traded REITs that the Company advised, Carey Watermark Investors Incorporated (“CWI 1”) and Carey Watermark Investors 2 Incorporated (“CWI 2”), merged in an all-stock transaction, with CWI 2 as the surviving entity (the “CWI 1 and CWI 2 Merger”). CWI 2 was then renamed Watermark Lodging Trust, Inc. (“WLT”). On the date of the merger, the Company received 1,300,000 shares of WLT preferred stock with a liquidation preference of $50.00 per share, in conjunction with the redemption of the special general partner interests previously held in the operating partnerships of each of CWI 1 and CWI 2. The Company accounts for the investment in the shares of WLT preferred stock as available-for-sale debt securities at fair value of $46.3 million as of December 31, 2020, which is included in Other assets, net. The fair value was primarily determined by a discounted cash flow

W. P. Carey 2020 10-K – 53

approach using significant assumptions related to a discounted rate of 15% and a weighted-average probability analysis of certain redemption options.

The principal considerations for our determination that performing procedures relating to the CWI 1 and CWI 2 Merger – investment in preferred stock of WLT is a critical audit matter are (i) the significant judgment by management to determine the fair value measurement of the investment in preferred stock of WLT, which resulted in a high degree of auditor judgment and subjectivity in performing procedures relating to this fair value measurement; (ii) significant auditor judgment, subjectivity and effort in evaluating audit evidence related to the significant assumptions relating to the investment in preferred stock of WLT, specifically the discount rate and weighted probabilities of certain redemption options; (iii) significant audit effort in evaluating the accounting treatment of the investment in preferred stock of WLT as available-for-sale debt securities at fair value; and (iv) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the merger, including controls over management’s valuation of the investment in preferred stock of WLT, controls over the development of the discount rate and weighted probability assumptions, and controls over the determination of the accounting treatment of the investment in preferred stock of WLT as available-for-sale debt securities at fair value. These procedures also included, among others (i) reading the executed internalization agreement; (ii) testing management’s process for estimating the fair value of the investment in preferred stock of WLT by evaluating the appropriateness of the valuation methods, evaluating the reasonableness of the significant assumptions relating to the discount rate and probability weightings, and testing the completeness and accuracy of data provided by management; (iii) evaluating the accuracy of the valuation calculation; and (iv) using professionals with specialized skill and knowledge to assist in evaluating management’s accounting for the investment in preferred stock of WLT as available-for-sale debt securities at fair value. Evaluating the reasonableness of the discount rate involved considering comparable market data and other industry factors.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 12, 2021

We have served as the Company’s auditor since 1973, which includes periods before the Company became subject to SEC reporting requirements.

W. P. Carey 2020 10-K – 54

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Investments in real estate:
Land, buildings and improvements	$10,939,619	$9,856,191
Net investments in direct financing leases	711,974	896,549
In-place lease intangible assets and other	2,301,174	2,186,851
Above-market rent intangible assets	881,159	909,139
Investments in real estate	14,833,926	13,848,730
Accumulated depreciation and amortization	(2,490,087)	(2,035,995)
Assets held for sale, net	18,590	104,010
Net investments in real estate	12,362,429	11,916,745
Equity investments in the Managed Programs and real estate	283,446	324,004
Cash and cash equivalents	248,662	196,028
Due from affiliates	26,257	57,816
Other assets, net	876,024	631,637
Goodwill	910,818	934,688
Total assets (a)	$14,707,636	$14,060,918
Liabilities and Equity
Debt:
Senior unsecured notes, net	$5,146,192	$4,390,189
Unsecured term loans, net	321,971	—
Unsecured revolving credit facility	82,281	201,267
Non-recourse mortgages, net	1,145,554	1,462,487
Debt, net	6,695,998	6,053,943
Accounts payable, accrued expenses and other liabilities	603,663	487,405
Below-market rent and other intangible liabilities, net	197,248	210,742
Deferred income taxes	145,844	179,309
Dividends payable	186,514	181,346
Total liabilities (a)	7,829,267	7,112,745
Commitments and contingencies (Note 12)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 175,401,757 and 172,278,242 shares, respectively, issued and outstanding	175	172
Additional paid-in capital	8,925,365	8,717,535
Distributions in excess of accumulated earnings	(1,850,935)	(1,557,374)
Deferred compensation obligation	42,014	37,263
Accumulated other comprehensive loss	(239,906)	(255,667)
Total stockholders’ equity	6,876,713	6,941,929
Noncontrolling interests	1,656	6,244
Total equity	6,878,369	6,948,173
Total liabilities and equity	$14,707,636	$14,060,918
__________
(a)See Note 2 for details related to variable interest entities (“VIEs”).

 See Notes to Consolidated Financial Statements.

W. P. Carey 2020 10-K – 55

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenues
Real Estate:
Lease revenues	$1,154,504	$1,086,375	$744,498
Lease termination income and other	12,094	36,268	6,555
Operating property revenues	11,399	50,220	28,072
	1,177,997	1,172,863	779,125
Investment Management:
Asset management revenue	21,973	39,132	63,556
Reimbursable costs from affiliates	8,855	16,547	21,925
Structuring and other advisory revenue	494	4,224	21,126
	31,322	59,903	106,607
	1,209,319	1,232,766	885,732
Operating Expenses
Depreciation and amortization	442,935	447,135	291,440
General and administrative	75,950	75,293	68,337
Reimbursable tenant costs	56,409	55,576	28,076
Property expenses, excluding reimbursable tenant costs	44,067	39,545	22,773
Impairment charges	35,830	32,539	4,790
Stock-based compensation expense	15,938	18,787	18,294
Operating property expenses	9,901	38,015	20,150
Reimbursable costs from affiliates	8,855	16,547	21,925
Subadvisor fees	1,469	7,579	9,240
Merger and other expenses	247	101	41,426
	691,601	731,117	526,451
Other Income and Expenses
Interest expense	(210,087)	(233,325)	(178,375)
Gain on sale of real estate, net	109,370	18,143	118,605
Other gains and (losses)	46,752	31,475	29,913
Equity in (losses) earnings of equity method investments in the Managed Programs and real estate	(18,557)	23,229	61,514
(Loss) gain on change in control of interests	—	(8,416)	47,814
	(72,522)	(168,894)	79,471
Income before income taxes	445,196	332,755	438,752
Benefit from (provision for) income taxes	20,759	(26,211)	(14,411)
Net Income	465,955	306,544	424,341
Net income attributable to noncontrolling interests	(10,596)	(1,301)	(12,775)
Net Income Attributable to W. P. Carey	$455,359	$305,243	$411,566

Basic Earnings Per Share	$2.61	$1.78	$3.50
Diluted Earnings Per Share	$2.60	$1.78	$3.49
Weighted-Average Shares Outstanding
Basic	174,504,406	171,001,430	117,494,969
Diluted	174,839,428	171,299,414	117,706,445

See Notes to Consolidated Financial Statements.

W. P. Carey 2020 10-K – 56

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Net Income	$465,955	$306,544	$424,341
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	47,746	376	(31,843)
Unrealized (loss) gain on derivative instruments	(31,978)	(1,054)	4,923
Unrealized gain on investments	—	7	154
	15,768	(671)	(26,766)
Comprehensive Income	481,723	305,873	397,575

Amounts Attributable to Noncontrolling Interests
Net income	(10,596)	(1,301)	(12,775)
Unrealized (gain) loss on derivative instruments	(7)	—	7
Foreign currency translation adjustments	—	—	7,774
Comprehensive income attributable to noncontrolling interests	(10,603)	(1,301)	(4,994)
Comprehensive Income Attributable to W. P. Carey	$471,120	$304,572	$392,581

See Notes to Consolidated Financial Statements.

W. P. Carey 2020 10-K – 57

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2020	172,278,242	$172	$8,717,535	$(1,557,374)	$37,263	$(255,667)	$6,941,929	$6,244	$6,948,173
Cumulative-effect adjustment for the adoption of ASU 2016-13, Financial Instruments — Credit Losses (Note 2)				(14,812)			(14,812)		(14,812)
Shares issued under forward sale agreements, net	2,951,791	3	199,478				199,481		199,481
Shares issued upon delivery of vested restricted share awards	162,331	—	(5,372)				(5,372)		(5,372)
Shares issued upon purchases under employee share purchase plan	6,893	—	389				389		389
Shares issued under “at-the-market” offering, net	2,500	—	60				60		60
Amortization of stock-based compensation expense			15,938				15,938		15,938
Deferral of vested shares, net			(3,854)		3,854		—		—
Distributions to noncontrolling interests							—	(5,326)	(5,326)
Dividends declared ($4.17 per share)			1,191	(734,108)	897		(732,020)		(732,020)
Redemption of noncontrolling interest (Note 4)							—	(9,865)	(9,865)
Net income				455,359			455,359	10,596	465,955
Other comprehensive income:
Foreign currency translation adjustments						47,746	47,746		47,746
Unrealized loss on derivative instruments						(31,985)	(31,985)	7	(31,978)
Balance at December 31, 2020	175,401,757	$175	$8,925,365	$(1,850,935)	$42,014	$(239,906)	$6,876,713	$1,656	$6,878,369

(Continued)

W. P. Carey 2020 10-K – 58

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
Other comprehensive income:
Unrealized loss on derivative instruments						(1,054)	(1,054)		(1,054)
Foreign currency translation adjustments						376	376		376
Unrealized gain on investments						7	7		7
Balance at December 31, 2019	172,278,242	$172	$8,717,535	$(1,557,374)	$37,263	$(255,667)	$6,941,929	$6,244	$6,948,173

(Continued)

W. P. Carey 2020 10-K – 59

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

See Notes to Consolidated Financial Statements.

W. P. Carey 2020 10-K – 60

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash Flows — Operating Activities
Net income	$465,955	$306,544	$424,341
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	456,210	460,030	298,166
Gain on sale of real estate, net	(109,370)	(18,143)	(118,605)
Realized and unrealized gains on foreign currency transactions, derivatives, and other	(55,810)	(466)	(17,644)
Amortization of rent-related intangibles and deferred rental revenue	52,736	84,878	51,132
Straight-line rent adjustments	(50,299)	(46,260)	(21,994)
Deferred income tax (benefit) expense	(49,076)	9,255	(6,279)
Impairment charges	35,830	32,539	4,790
Allowance for credit losses	22,259	—	—
Equity in losses (earnings) of equity method investments in the Managed Programs and real estate	18,557	(23,229)	(61,514)
Asset management revenue received in shares of Managed REITs	(16,642)	(30,555)	(49,110)
Stock-based compensation expense	15,938	18,787	18,294
Distributions of earnings from equity method investments	9,419	26,772	62,015
Loss (gain) on change in control of interests	—	8,416	(47,814)
Changes in assets and liabilities:
Net changes in other operating assets and liabilities	3,239	(20,783)	(28,054)
Deferred structuring revenue received	2,680	4,913	9,456
Increase in deferred structuring revenue receivable	(88)	(621)	(8,014)
Net Cash Provided by Operating Activities	801,538	812,077	509,166
Cash Flows — Investing Activities
Purchases of real estate	(656,313)	(717,666)	(719,548)
Proceeds from sales of real estate	366,532	307,959	431,626
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(207,256)	(165,490)	(107,684)
Purchases of securities	(95,511)	—	—
Proceeds from repayment of short-term loans to affiliates	51,702	46,637	37,000
Funding of short-term loans to affiliates	(26,481)	(36,808)	(10,000)
Return of capital from equity method investments	19,483	34,365	16,382
Proceeds from repayment of loans receivable	11,000	19,707	488
Capital contributions to equity method investments	(4,253)	(2,595)	(18,173)
Other investing activities, net	1,165	(8,882)	(8,169)
Cash and restricted cash acquired in connection with the CPA:17 Merger	—	—	113,634
Cash paid to stockholders of CPA:17 – Global in the CPA:17 Merger	—	—	(1,688)
Net Cash Used in Investing Activities	(539,932)	(522,773)	(266,132)
Cash Flows — Financing Activities
Repayments of Unsecured Revolving Credit Facility	(1,137,026)	(1,227,153)	(1,655,076)
Proceeds from Unsecured Revolving Credit Facility	1,019,158	1,336,824	1,403,254
Dividends paid	(726,955)	(704,396)	(440,431)
Proceeds from issuance of Senior Unsecured Notes	495,495	870,635	1,183,828
Proceeds from Unsecured Term Loans	298,974	—	—
Scheduled payments of mortgage principal	(275,746)	(210,414)	(100,433)
Proceeds from shares issued under forward sale agreements, net of selling costs	199,716	—	—
Prepayments of mortgage principal	(68,501)	(1,028,795)	(207,450)
Payment of financing costs	(14,205)	(6,716)	(8,059)
Other financing activities, net	8,917	5,550	(608)
Payments for withholding taxes upon delivery of equity-based awards	(5,372)	(15,766)	(13,985)
Distributions paid to noncontrolling interests	(5,326)	(1,683)	(18,216)
Proceeds from shares issued under ATM Program, net of selling costs	158	523,287	287,544
Contributions from noncontrolling interests	—	849	71
Repayments of term loans	—	—	(453,553)
Repurchase of shares in connection with CPA:17 Merger	—	—	(1,178)
Net Cash Used in Financing Activities	(210,713)	(457,778)	(24,292)
Change in Cash and Cash Equivalents and Restricted Cash During the Year
Effect of exchange rate changes on cash and cash equivalents and restricted cash	9,368	(4,071)	(4,355)
Net increase (decrease) in cash and cash equivalents and restricted cash	60,261	(172,545)	214,387
Cash and cash equivalents and restricted cash, beginning of year	251,518	424,063	209,676
Cash and cash equivalents and restricted cash, end of year	$311,779	$251,518	$424,063

See Notes to Consolidated Financial Statements.

W. P. Carey 2020 10-K – 61

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

W. P. Carey 2020 10-K – 62

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

On October 31, 2018, one of the non-traded REITs that we advised, Corporate Property Associates 17 – Global Incorporated (“CPA:17 – Global”), merged with and into one of our wholly owned subsidiaries (the “CPA:17 Merger”) (Note 3). In addition, on April 13, 2020, two of the non-traded REITs that we advised, Carey Watermark Investors Incorporated (“CWI 1”) and Carey Watermark Investors 2 Incorporated (“CWI 2”) (together, the “CWI REITs”), merged in an all-stock transaction, with CWI 2 as the surviving entity (the “CWI 1 and CWI 2 Merger”). Following the close of the CWI 1 and CWI 2 Merger, our advisory agreements with CWI 1 and CWI 2 were terminated, CWI 2 was renamed Watermark Lodging Trust, Inc. (“WLT”), and we began to provide certain services to WLT pursuant to a transition services agreement. As a result, at December 31, 2020, we were the advisor to the following entities (Note 4):

•Corporate Property Associates 18 – Global Incorporated (“CPA:18 – Global”), a publicly owned, non-traded REIT that primarily invests in commercial real estate properties; we refer to CPA:17 – Global, CPA:18 – Global, and the CWI REITs as the “Managed REITs” (as used throughout this Report, the term “Managed REITs” does not include CPA:17 – Global after October 31, 2018 or CWI 1 and CWI 2 after April 13, 2020); and
•Carey European Student Housing Fund I, L.P. (“CESH”), a limited partnership formed for the purpose of developing, owning, and operating student housing properties and similar investments in Europe (Note 4); we refer to the Managed REITs and CESH collectively as the “Managed Programs.”

We no longer raise capital for new or existing funds, but currently expect to continue managing CPA:18 – Global and CESH through the end of their respective life cycles (Note 4).

Reportable Segments

Real Estate — Lease revenues from our real estate investments generate the vast majority of our earnings. We invest primarily in commercial properties located in the United States and Northern and Western Europe, which are leased to companies on a triple-net lease basis. At December 31, 2020, our owned portfolio was comprised of our full or partial ownership interests in 1,243 properties, totaling approximately 144 million square feet (unaudited), substantially all of which were net leased to 350 tenants, with a weighted-average lease term of 10.6 years and an occupancy rate of 98.5%. In addition, at December 31, 2020, our portfolio was comprised of full or partial ownership interests in 20 operating properties, including 19 self-storage properties and one hotel, totaling approximately 1.4 million square feet (unaudited).

W. P. Carey 2020 10-K – 63

Notes to Consolidated Financial Statements
Investment Management — Through our TRSs, we manage the real estate investment portfolios for the Managed Programs, for which we earn asset management revenue. We may earn incentive revenue and receive other compensation through our advisory agreements with certain of the Managed Programs, including in connection with providing liquidity events for CPA:18 – Global’s stockholders. In addition, we include equity income generated through our (i) ownership of shares and limited partnership units of the Managed Programs (Note 8) and (ii) special general partner interest in the operating partnership of CPA:18 – Global, through which we participate in its cash flows (Note 4), in our Investment Management segment.

At December 31, 2020, the Managed Programs owned all or a portion of 53 net-leased properties (including certain properties in which we also have an ownership interest), totaling approximately 10.7 million square feet (unaudited), substantially all of which were leased to 65 tenants, with an occupancy rate of approximately 98.7%. The Managed Programs also had interests in 69 operating properties (totaling approximately 5.6 million square feet (unaudited) in the aggregate) and ten active build-to-suit projects at the same date.

Note 2. Summary of Significant Accounting Policies

Critical Accounting Policies and Estimates

Accounting for Acquisitions

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, we account for the transaction or other event as an asset acquisition. Under both methods, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, we evaluate the existence of goodwill or a gain from a bargain purchase. We capitalize acquisition-related costs and fees associated with asset acquisitions. We immediately expense acquisition-related costs and fees associated with business combinations. All transaction costs incurred during the years ended December 31, 2020, 2019, and 2018 were capitalized since our acquisitions during the years were classified as asset acquisitions (excluding the CPA:17 Merger).

Purchase Price Allocation of Tangible Assets — When we acquire properties with leases classified as operating leases, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The tangible assets consist of land, buildings, and site improvements. The intangible assets include the above- and below-market value of leases and the in-place leases, which includes the value of tenant relationships. Land is typically valued utilizing the sales comparison (or market) approach. Buildings are valued, as if vacant, using the cost and/or income approach. The fair value of real estate is determined (i) by applying a discounted cash flow analysis to the estimated net operating income for each property in the portfolio during the remaining anticipated lease term, and (ii) by the estimated residual value, which is based on a hypothetical sale of the property upon expiration of a lease factoring in the re-tenanting of such property at estimated market rental rates, and applying a selected capitalization rate.

Assumptions used in the model are property-specific where this information is available; however, when certain necessary information is not available, we use available regional and property-type information. Assumptions and estimates include the following:

•a discount rate or internal rate of return;
•market rents, growth factors of rents, and market lease term;
•a capitalization rate to be applied to an estimate of market rent at the end of the market lease term;
•the marketing period necessary to put a lease in place;
•carrying costs during the marketing period; and
•leasing commissions and tenant improvement allowances.

The discount rates and residual capitalization rates used to value the properties are selected based on several factors, including:

•the creditworthiness of the lessees;
•industry surveys;
•property type;
•property location and age;
•current lease rates relative to market lease rates; and

W. P. Carey 2020 10-K – 64

Notes to Consolidated Financial Statements
•anticipated lease duration.

In the case where a tenant has a purchase option deemed to be favorable to the tenant, or the tenant has long-term renewal options at rental rates below estimated market rental rates, we generally include the value of the exercise of such purchase option or long-term renewal options in the determination of residual value.

The remaining economic life of leased assets is estimated by relying in part upon third-party appraisals of the leased assets and industry standards. Different estimates of remaining economic life will affect the depreciation expense that is recorded.

Purchase Price Allocation of Intangible Assets and Liabilities — We record above- and below-market lease intangible assets and liabilities for acquired properties based on the present value (using a discount rate reflecting the risks associated with the leases acquired including consideration of the credit of the lessee) of the difference between (i) the contractual rents to be paid pursuant to the leases negotiated or in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or equivalent property, both of which are measured over the estimated lease term, which includes renewal options that have rental rates below estimated market rental rates. We discount the difference between the estimated market rent and contractual rent to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired, which includes a consideration of the credit of the lessee. When we enter into sale-leaseback transactions with above- or below-market leases, the intangibles will be accounted for as loan receivables or prepaid rent liabilities, respectively. We measure the fair value of below-market purchase option liabilities we acquire as the excess of the present value of the fair value of the real estate over the present value of the tenant’s exercise price at the option date. We determine these values using our estimates or by relying in part upon third-party valuations conducted by independent appraisal firms.

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

The value of any in-place lease is estimated to be equal to the acquirer’s avoidance of costs as a result of having tenants in place, that would be necessary to lease the property for a lease term equal to the remaining primary in-place lease term and the value of investment grade tenancy. The cost avoidance is derived first by determining the in-place lease term on the subject lease. Then, based on our review of the market, the cost to be borne by a property owner to replicate a market lease to the remaining in-place term is estimated. These costs consist of: (i) rent lost during downtime (i.e., assumed periods of vacancy), (ii) estimated expenses that would be incurred by the property owner during periods of vacancy, (iii) rent concessions (i.e. free rent), (iv) leasing commissions, and (v) tenant improvements allowances given to tenants. We determine these values using our estimates or by relying in part upon third-party valuations. We amortize the value of in-place lease intangibles to depreciation and amortization expense over the remaining initial term of each lease. The amortization period for intangibles does not exceed the remaining depreciable life of the building.

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

Purchase Price Allocation of Goodwill — In the case of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired and assumed, respectively, represents goodwill. We allocate goodwill to the respective reporting units in which such goodwill arises. Goodwill acquired in certain business combinations, including the CPA:17 Merger, was attributed to the Real Estate segment which comprises one reporting unit. In the event we dispose of a property or an investment that constitutes a business under U.S. generally accepted accounting principles (“GAAP”) from a reporting unit with goodwill, we allocate a portion of the reporting unit’s goodwill to that business in determining the gain or loss on the disposal of the business. The amount of goodwill allocated to the business is based on the relative fair value of the business to the fair value of the reporting unit. As part of purchase accounting for a business, we record any deferred tax assets and/or liabilities resulting from the difference

W. P. Carey 2020 10-K – 65

Notes to Consolidated Financial Statements
between the tax basis and GAAP basis of the investment in the taxing jurisdiction. Such deferred tax amount will be included in purchase accounting and may impact the amount of goodwill recorded depending on the fair value of all of the other assets and liabilities and the amounts paid.

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

Assets Held for Sale — We generally classify real estate assets that are subject to operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied, we received a non-refundable deposit, and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we compare the asset’s fair value less estimated cost to sell to its carrying value, and if the fair value less estimated cost to sell is less than the property’s carrying value, we reduce the carrying value to the fair value less estimated cost to sell. We base the fair value on the contract and the estimated cost to sell on information provided by brokers and legal counsel. We then compare the asset’s fair value (less estimated cost to sell) to its carrying value, and if the fair value, less estimated cost to sell, is less than the property’s carrying value, we reduce the carrying value to the fair value, less estimated cost to sell. We will continue to review the property for subsequent changes in the fair value, and may recognize an additional impairment charge, if warranted.

Direct Financing Leases — This policy was superseded by ASU 2016-13, Financial Instruments — Credit Losses, which we adopted on January 1, 2020 and which is described below under Recently Adopted Accounting Pronouncements. Prior to this adoption, we periodically assessed whether there were any indicators that the value of our net investments in direct financing leases may have been impaired. When determining a possible impairment, we considered the collectibility of direct financing lease receivables for which a reserve would have been required if any losses were both probable and reasonably estimable. In addition, we determined whether there had been a permanent decline in the estimate of the residual value of the property. If this review indicated a permanent decline in the fair value of the asset below its carrying value, we recognized an impairment charge.

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

W. P. Carey 2020 10-K – 66

Notes to Consolidated Financial Statements
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

During the year ended December 31, 2020, we had a net decrease of six entities considered to be consolidated VIEs, primarily related to disposition activity and certain lease amendments.

At December 31, 2020 and 2019, we considered 12 and 18 entities to be VIEs, respectively, of which we consolidated five and 11, respectively, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in our consolidated balance sheets (in thousands):

	December 31,
	2020	2019
Land, buildings and improvements	$423,333	$493,714
Net investments in direct financing leases	15,242	15,584
In-place lease intangible assets and other	41,997	56,915
Above-market rent intangible assets	26,720	34,576
Accumulated depreciation and amortization	(137,827)	(151,017)
Assets held for sale, net	—	104,010
Total assets	381,953	596,168

Non-recourse mortgages, net	$3,508	$32,622
Total liabilities	48,971	98,671

W. P. Carey 2020 10-K – 67

Notes to Consolidated Financial Statements
At both December 31, 2020 and 2019, our seven unconsolidated VIEs included our interests in five unconsolidated real estate investments, which we account for under the equity method of accounting, and two unconsolidated entities, which we account for at fair value. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities. As of December 31, 2020 and 2019, the net carrying amount of our investments in these entities was $425.3 million and $298.3 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

Leases

We adopted guidance under Accounting Standards Codification (“ASC”) 842, Leases for our interim and annual periods beginning January 1, 2019.

As a Lessee: Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments under the lease. We determine if an arrangement contains a lease at contract inception and determine the classification of the lease at commencement. Operating lease ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. We do not include renewal options in the lease term when calculating the lease liability unless we are reasonably certain we will exercise the option. Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. Our variable lease payments consist of increases as a result of the CPI or other comparable indices, taxes, and maintenance costs. Lease expense for lease payments is recognized on a straight-line basis over the term of the lease.

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

As a Lessor: We combine non-lease components (lease arrangements that include common area maintenance services) with related lease components (lease revenues), since both the timing and pattern of transfer are the same for the non-lease component and related lease component, the lease component is the predominant component, and the lease component would otherwise be classified as an operating lease. For (i) operating lease arrangements involving real estate that include common area maintenance services and (ii) all real estate arrangements that include real estate taxes and insurance costs, we present these amounts within lease revenues in our consolidated statements of income. We record amounts reimbursed by the lessee in the period in which the applicable expenses are incurred, if the reimbursements are deemed collectible.

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

	December 31,
	2020	2019	2018
Cash and cash equivalents	$248,662	$196,028	$217,644
Restricted cash (a)	63,117	55,490	206,419
Total cash and cash equivalents and restricted cash	$311,779	$251,518	$424,063
__________
(a)Restricted cash is included within Other assets, net in our consolidated balance sheets. The amount as of December 31, 2018 includes $145.7 million of proceeds from the sale of a portfolio of Australian properties in December 2018. These funds were transferred from a restricted cash account to us in January 2019.

W. P. Carey 2020 10-K – 68

Notes to Consolidated Financial Statements
Land, Buildings and Improvements — We carry land, buildings, and improvements at cost less accumulated depreciation. We capitalize improvements and significant renovations that extend the useful life of the properties, while we expense maintenance and repairs that do not improve or extend the lives of the respective assets as incurred.

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

Other Assets and Liabilities — We include prepaid expenses, deferred rental income, tenant receivables, deferred charges, escrow balances held by lenders, restricted cash balances, marketable securities, derivative assets, other intangible assets, corporate fixed assets, our investment in shares of Lineage Logistics (a cold storage REIT) (Note 9), our investment in shares of GCIF (Note 9), office lease ROU assets, and our loans receivable in Other assets, net. We include derivative liabilities, amounts held on behalf of tenants, operating lease liabilities, and deferred revenue in Accounts payable, accrued expenses and other liabilities.

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

Revenue from contracts under ASC 606, Revenue from Contracts with Customers is recognized when, or as, control of promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, we consider all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. ASC 606 does not apply to our lease revenues, which constitute a majority of our revenues, but primarily applies to revenues generated from our hotel operating properties and our Investment Management segment.

Revenue from contracts for our Real Estate segment primarily represented operating property revenues of $5.9 million, $29.4 million, and $21.7 million for the years ended December 31, 2020, 2019, and 2018, respectively. Such operating property

W. P. Carey 2020 10-K – 69

Notes to Consolidated Financial Statements
revenues are primarily comprised of revenues from room rentals and from food and beverage services at our hotel operating properties during those years. We identified a single performance obligation for each distinct service. Performance obligations are typically satisfied at a point in time, at the time of sale, or at the rendering of the service. Fees are generally determined to be fixed. Payment is typically due immediately following the delivery of the service. Revenue from contracts under ASC 606 from our Investment Management segment is discussed in Note 4.

Lease revenue (including straight-line lease revenue) is only recognized when deemed probable of collection. Collectibility is assessed for each tenant receivable using various criteria including credit ratings (Note 6), guarantees, past collection issues, and the current economic and business environment affecting the tenant. If collectibility of the contractual rent stream is not deemed probable, revenue will only be recognized upon receipt of cash from the tenant.

For the year ended December 31, 2020, approximately $15.7 million of rent was not collected as a result of the COVID-19 pandemic, which reduced lease revenues in our consolidated statements of income. These amounts include $8.4 million of rent that has been contractually deferred to future periods. In addition, for the year ended December 31, 2020 as compared to 2019, for our remaining hotel operating property, revenues decreased by $11.0 million and expenses decreased by $6.0 million due to the adverse effect of the COVID-19 pandemic on the hotel’s operations.

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

Stock-Based Compensation — We have granted restricted share awards (“RSAs”), restricted share units (“RSUs”), and performance share units (“PSUs”) to certain employees, independent directors, and nonemployees. Grants were awarded in the name of the recipient subject to certain restrictions of transferability and a risk of forfeiture. Stock-based compensation expense for all equity-classified stock-based compensation awards is based on the grant date fair value estimated in accordance with current accounting guidance for share-based payments, which includes awards granted to certain nonemployees, upon our adoption of Accounting Standards Update (“ASU”) 2018-07 on January 1, 2019. We recognize these compensation costs for only those shares expected to vest on a straight-line basis over the requisite service or performance period of the award. We include stock-based compensation within Additional paid-in capital in the consolidated statements of equity and Stock-based compensation expense in the consolidated statements of income.

W. P. Carey 2020 10-K – 70

Notes to Consolidated Financial Statements
Foreign Currency Translation and Transaction Gains and Losses — We have interests in international real estate investments primarily in Europe, Canada, and Japan, and the primary functional currencies for those investments are the euro, the British pound sterling, the Danish krone, the Canadian dollar, and the Japanese yen. We perform the translation from these currencies to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the average exchange rate during the month in which the transaction occurs. We report the gains and losses resulting from such translation as a component of other comprehensive income in equity. These translation gains and losses are released to net income (within Gain on sale of real estate, net, in the consolidated statements of income) when we have substantially exited from all investments in the related currency (Note 10, Note 13, Note 16).

A transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Also, foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of intercompany debt that is short-term or has scheduled principal payments, are included in the determination of net income (within Other gains and (losses) in the statements of income).

The translation impact of foreign currency transactions of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), in which the entities involved in the transactions are consolidated or accounted for by the equity method in our consolidated financial statements, are not included in net income but are reported as a component of other comprehensive income in equity.

Derivative Instruments — We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For derivatives designated and that qualify as cash flow hedges, the change in fair value of the derivative is recognized in Other comprehensive income (loss) until the hedged transaction affects earnings. Gains and losses on the cash flow hedges representing hedge components excluded from the assessment of effectiveness are recognized in earnings over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with our accounting policy election. Such gains and losses are recorded within Other gains and (losses) or Interest expense in our consolidated statements of income. The earnings recognition of excluded components is presented in the same line item as the hedged transactions. For derivatives designated and that qualify as a net investment hedge, the change in the fair value and/or the net settlement of the derivative is reported in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. Amounts are reclassified out of Other comprehensive income (loss) into earnings (within Gain on sale of real estate, net, in our consolidated statements of income) when the hedged investment is either sold or substantially liquidated. In accordance with fair value measurement guidance, counterparty credit risk is measured on a net portfolio position basis.

Segment Allocation Changes — Beginning with the second quarter of 2020, general and administrative expenses attributed to our Investment Management segment are comprised of the incremental costs of providing services to the Managed Programs, which are fully reimbursed by those funds (resulting in no net expense for us). All other general and administrative expenses are attributed to our Real Estate segment. Previously, general and administrative expenses were allocated based on time incurred by our personnel for the Real Estate and Investment Management segments. In addition, beginning with the second quarter of 2020, stock-based compensation expense and corporate depreciation and amortization expense are fully recognized within our Real Estate segment. In light of the termination of the advisory agreements with CWI 1 and CWI 2 in connection with the WLT management internalization (Note 4), we now view essentially all assets, liabilities, and operational expenses as part of our Real Estate segment, other than incremental activities that are expected to wind down as we manage CPA:18 – Global and CESH through the end of their respective life cycles. These changes between the segments had no impact on our consolidated financial statements.

In addition, our investments in WLT, and income recognized from our investments in WLT, are included within our Real Estate segment, since we are not the advisor to that company. Previously, our investments in CWI 1 and CWI 2, and income recognized from our investments in CWI 1 and CWI 2, were included within our Investment Management segment (Note 4).

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

W. P. Carey 2020 10-K – 71

Notes to Consolidated Financial Statements
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

Earnings Per Share — Basic earnings per share is calculated by dividing net income available to common stockholders, as adjusted for unallocated earnings attributable to the nonvested RSUs by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share reflects potentially dilutive securities (RSAs, RSUs, PSUs, and shares available for issuance under our forward sale agreements) using the treasury stock method, except when the effect would be anti-dilutive.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments — Credit Losses. ASU 2016-13 replaces the “incurred loss” model with an “expected loss” model, resulting in the earlier recognition of credit losses even if the risk of loss is remote. This standard applies to financial assets measured at amortized cost and certain other instruments, including loans receivable and net investments in direct financing leases. This standard does not apply to receivables arising from operating leases, which are within the scope of Topic 842.

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

W. P. Carey 2020 10-K – 72

Notes to Consolidated Financial Statements
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

Immediately prior to the closing of the CPA:17 Merger, CPA:17 – Global’s portfolio was comprised of full or partial ownership interests in 410 leased properties (including 137 properties in which we already owned a partial ownership interest), substantially all of which were triple-net leased with a weighted-average lease term of 11.0 years, an occupancy rate of 97.4% (unaudited), and an estimated contractual minimum annualized base rent totaling $364.4 million, as well as 44 self-storage operating properties and one hotel operating property totaling 3.1 million square feet (unaudited). The related property-level debt was comprised of non-recourse mortgage loans with an aggregate consolidated fair value of approximately $1.85 billion with a weighted-average annual interest rate of 4.3% as of October 31, 2018. We acquired equity interests in seven unconsolidated investments in the CPA:17 Merger, four of which were consolidated by CPA:18 – Global and three of which were jointly owned with a third party. These investments owned a total of 28 net-lease properties (which are included in the 410 leased properties described above) and seven self-storage properties (which are included in the 44 self-storage operating properties described above). The debt related to these equity investments was comprised of non-recourse mortgage loans with an aggregate fair value of approximately $467.1 million, of which our proportionate share was $208.2 million, with a weighted-average annual interest rate of 3.6% as of October 31, 2018. From the date of the CPA:17 Merger through December 31, 2018, lease revenues, operating property revenues, and net income from properties acquired were $52.8 million, $8.0 million, and $13.7 million, respectively.

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

W. P. Carey 2020 10-K – 73

Notes to Consolidated Financial Statements
Purchase Price Allocation

We accounted for the CPA:17 Merger as a business combination under the acquisition method of accounting. After consideration of all applicable factors pursuant to the business combination accounting rules, we were considered the “accounting acquirer” due to various factors, including the fact that our stockholders held the largest portion of the voting rights in us upon completion of the CPA:17 Merger. Costs related to the CPA:17 Merger have been expensed as incurred and classified within Merger and other expenses in the consolidated statements of income, totaling $41.8 million for the year ended December 31, 2018.

Initially, the purchase price was allocated to the assets acquired and liabilities assumed, based upon their preliminary fair values at October 31, 2018. During 2019, we identified certain measurement period adjustments that impacted the provisional accounting, which decreased the total consideration by $8.4 million and decreased total identifiable net assets by $24.2 million, resulting in a $15.8 million increase in goodwill. See Consolidated Statements of Cash Flows — Supplemental Non-Cash Investing and Financing Activities for a summary of the estimated fair values of the assets acquired and liabilities assumed in the CPA:17 Merger, which reflects measurement period adjustments since the date of acquisition.

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

W. P. Carey 2020 10-K – 74

Notes to Consolidated Financial Statements
Pro Forma Financial Information (Unaudited)

The following unaudited consolidated pro forma financial information has been presented as if the CPA:17 Merger had occurred on January 1, 2017 for the year ended December 31, 2018. The pro forma financial information is not necessarily indicative of what the actual results would have been had the CPA:17 Merger on that date, nor does it purport to represent the results of operations for future periods.

(in thousands)

Year Ended December 31, 2018
Pro forma total revenues	$1,207,820

Pro forma net income	$405,659
Pro forma net loss attributable to noncontrolling interests	1,301
Pro forma net income attributable to W. P. Carey (a)	$406,960
___________
(a)The pro forma net income attributable to W. P. Carey through the year ended December 31, 2018 reflects the following income and expenses related to the CPA:17 Merger as if the CPA:17 Merger had taken place on January 1, 2017: (i) combined merger expenses of $58.9 million through December 31, 2018 and (ii) an aggregate gain on change in control of interests of $47.8 million.

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

W. P. Carey 2020 10-K – 75

Notes to Consolidated Financial Statements
Pursuant to the internalization agreement, the operating partnerships of each of CWI 1 and CWI 2 redeemed the special general partner interests that we previously held, for which we received 1,300,000 shares of CWI 2 preferred stock with a liquidation preference of $50.00 per share and 2,840,549 shares in CWI 2 Class A common stock (which was a non-cash investing activity). In connection with this redemption, we recognized a non-cash net gain on sale of $33.0 million, which was included within Equity in (losses) earnings of equity method investments in the Managed Programs and real estate in the consolidated statements of income for the year ended December 31, 2020. This net gain on sale was recorded based on:

•a fair value of $46.3 million for the 1,300,000 shares of CWI 2 preferred stock that we received (Note 9);
•a fair value of $11.6 million for the 2,840,549 shares in CWI 2 common stock that we received (Note 8);
•a gain recognized on the redemption of the noncontrolling interest in the special general partner interests previously held by the respective subadvisors for CWI 1 and CWI 2 of $9.9 million (which is included within Net income attributable to noncontrolling interests in our consolidated statements of income and Redemption of noncontrolling interest in our consolidated statements of equity);
•an allocation of $34.3 million of goodwill within our Investment Management segment in accordance with ASC 350, Intangibles—goodwill and other, since the WLT management internalization resulted in a sale of a portion of our Investment Management business (the allocation of goodwill was based on the relative fair value of the portion of the Investment Management business sold) (Note 7); and
•the carrying value of our previously held equity investments in the operating partnerships of CWI 1 and CWI 2 (Note 8), which totaled $0.5 million on the date of the merger.

We account for our investment in shares of WLT (formerly CWI 2) preferred stock as available-for-sale debt securities, which is included in Other assets, net in the consolidated financial statements, at fair value. We classified this investment as Level 3 because we primarily used a discounted cash flow valuation model that incorporates unobservable inputs to determine its fair value. The fair value of our investment in preferred shares of WLT approximated its carrying value, which was $46.3 million as of December 31, 2020 (Note 9). We will accrue and record dividend income on these preferred shares of 5% per annum, pursuant to the internalization agreement, only recognizing such income when deemed collectible. We did not record dividend income on our investment in preferred shares of WLT during the year ended December 31, 2020.

Prior to the closing of the CWI 1 and CWI 2 Merger, we owned 3,836,669 shares of CWI 2 Class A common stock. Following the closing of the CWI 1 and CWI 2 Merger, execution of the internalization agreement, and CWI 2 being renamed WLT, we own 12,208,243 shares of WLT common stock, which we account for as an equity method investment. We follow the hypothetical liquidation at book value (“HLBV”) model and recognize within equity income our proportionate share of WLT’s earnings based on our ownership of common stock of WLT, after giving effect to preferred dividends owed by WLT. We record our investment in shares of common stock of WLT on a one quarter lag. Our investment in shares of common stock of WLT, which is included in Equity investments in the Managed Programs and real estate in the consolidated financial statements (as an equity method investment in real estate), had a carrying value of $44.2 million as of December 31, 2020 (Note 8).

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

W. P. Carey 2020 10-K – 76

Notes to Consolidated Financial Statements
The following tables present a summary of revenue earned, reimbursable costs, and distributions of Available Cash received/accrued from the Managed Programs and WLT for the periods indicated, included in the consolidated financial statements (in thousands):

	Years Ended December 31,
	2020	2019	2018
Asset management revenue (a)	$21,973	$39,132	$63,556
Reimbursable costs from affiliates (a)	8,855	16,547	21,925
Distributions of Available Cash (b)	7,225	21,489	46,609
Structuring and other advisory revenue (a)	494	4,224	21,126
Interest income on deferred acquisition fees and loans to affiliates (c)	369	2,237	2,055
	$38,916	$83,629	$155,271

	Years Ended December 31,
	2020	2019	2018
CPA:17 – Global	$—	$—	$58,788
CPA:18 – Global	22,200	26,039	44,969
CWI 1	5,662	30,770	28,243
CWI 2	4,668	21,584	20,283
CESH	4,723	5,236	2,988
WLT (reimbursed transition services)	1,663	—	—
	$38,916	$83,629	$155,271
__________
(a)Amounts represent revenues from contracts under ASC 606.
(b)Included within Equity in (losses) earnings of equity method investments in the Managed Programs and real estate in the consolidated statements of income.
(c)Included within Other gains and (losses) in the consolidated statements of income.

The following table presents a summary of amounts included in Due from affiliates in the consolidated financial statements (in thousands):

	December 31,
	2020	2019
Short-term loans to affiliates, including accrued interest	$21,144	$47,721
Deferred acquisition fees receivable, including accrued interest	1,858	4,450
Reimbursable costs	1,760	3,129
Asset management fees receivable	1,054	1,267
Accounts receivable	305	1,118
Current acquisition fees receivable	136	131
	$26,257	$57,816

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

W. P. Carey 2020 10-K – 77

Notes to Consolidated Financial Statements
Asset Management Revenue

Under the advisory agreements with the Managed Programs, we earn asset management revenue for managing their investment portfolios. The following table presents a summary of our asset management fee arrangements with the remaining Managed Programs:

Managed Program	Rate	Payable	Description
CPA:18 – Global	0.5% – 1.5%
In shares of its Class A common stock and/or cash, at the option of CPA:18 – Global; payable in shares of its Class A common stock for 2018; payable 50% in cash and 50% in shares of its Class A common stock for 2019 and for January 1, 2020 to March 31, 2020; payable in shares of its Class A common stock effective as of April 1, 2020
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

The performance obligation for asset management services is satisfied over time as services are rendered. The time-based output method is used to measure progress over time, as this is representative of the transfer of the services. We are compensated for our services on a monthly or quarterly basis. However, these services represent a series of distinct daily services under ASC 606, Revenue from Contracts with Customers. Accordingly, we satisfy the performance obligation and resolve the variability associated with our fees on a daily basis. We apply the practical expedient and, as a result, do not disclose variable consideration attributable to wholly or partially unsatisfied performance obligations as of the end of the reporting period.

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

W. P. Carey 2020 10-K – 78

Notes to Consolidated Financial Statements
Reimbursable Costs from Affiliates

The existing Managed Programs reimburse us in cash for certain personnel and overhead costs that we incur on their behalf. For CPA:18 – Global, such costs, excluding those related to our legal transactions group, our senior management, and our investments team, are charged to CPA:18 – Global based on the average of the trailing 12-month aggregate reported revenues of the Managed Programs and us, and personnel costs are capped at 1.0% of CPA:18 – Global’s pro rata lease revenues for 2020, 2019, and 2018; for the legal transactions group, costs are charged according to a fee schedule. For the CWI REITs, the reimbursements were based on actual expenses incurred, excluding those related to our senior management, and allocated between the CWI REITs based on the percentage of their total pro rata hotel revenues for the most recently completed quarter. Reimbursements from the CWI REITs ceased following the closing of the CWI 1 and CWI 2 Merger on April 13, 2020; after that date, we began recording reimbursements from WLT pursuant to a transition services agreement (described above) based on actual expenses incurred. For CESH, reimbursements are based on actual expenses incurred.

Distributions of Available Cash

We are entitled to receive distributions of up to 10% of the Available Cash (as defined in CPA:18 – Global’s partnership agreement) from the operating partnerships of CPA:18 – Global, payable quarterly in arrears. After completion of the CWI 1 and CWI 2 Merger on April 13, 2020, we no longer receive distributions of Available Cash from CWI 1 and CWI 2. Prior to the closing of the CWI 1 and CWI 2 Merger, we were required to pay 20% and 25% of such distributions to the subadvisors of CWI 1 and CWI 2, respectively.

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

The principal outstanding balance on our loans to CESH was $46.3 million as of December 31, 2019, excluding accrued interest of $1.5 million. CESH repaid the principal outstanding balance in full during the year ended December 31, 2020 and the loan matured on October 1, 2020. In addition, the loan agreements with CWI 1 and CWI 2 were terminated upon completion of the CWI 1 and CWI 2 Merger on April 13, 2020. In July 2020, we provided CPA:18 – Global with a short-term unsecured revolving line of credit, which had a maximum authorized loan amount of $50.0 million and a maturity date of March 31, 2022 as of December 31, 2020. The principal outstanding on this line of credit was $21.1 million as of December 31, 2020.

Other

At December 31, 2020, we owned interests in nine jointly owned investments in real estate (including our investment in shares of common stock of WLT, as described above), with the remaining interests held by affiliates or third parties. We account for eight such investments under the equity method of accounting (Note 8) and consolidate the remaining investment. In addition, we owned stock of CPA:18 – Global and limited partnership units of CESH at that date. We accounted for these investments under the equity method of accounting or at fair value (Note 8).

W. P. Carey 2020 10-K – 79

Notes to Consolidated Financial Statements
Note 5. Land, Buildings and Improvements and Assets Held for Sale

Land, Buildings and Improvements — Operating Leases

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	December 31,
	2020	2019
Land	$2,012,688	$1,875,065
Buildings and improvements	8,724,064	7,828,439
Real estate under construction	119,391	69,604
Less: Accumulated depreciation	(1,206,912)	(950,452)
	$9,649,231	$8,822,656

During 2020, the U.S. dollar weakened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro increased by 9.2% to $1.2271 from $1.1234. As a result of this fluctuation in foreign currency exchange rates, the carrying value of our Land, buildings and improvements subject to operating leases increased by $269.6 million from December 31, 2019 to December 31, 2020.

In connection with changes in lease classifications due to extensions of the underlying leases, we reclassified 56 properties with an aggregate carrying value of $183.8 million from Net investments in direct financing leases to Land, buildings and improvements subject to operating leases during 2020 (Note 6).

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

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $258.9 million, $229.0 million, and $162.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.

W. P. Carey 2020 10-K – 80

Notes to Consolidated Financial Statements
Acquisitions of Real Estate During 2020 — We entered into the following investments, which were deemed to be real estate asset acquisitions, at a total cost of $661.4 million, including land of $105.4 million, buildings of $449.4 million (including capitalized acquisition-related costs of $11.9 million), and net lease intangibles of $106.6 million (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Capitalized Costs
Newark, United Kingdom (a)	1	1/6/2020	Warehouse	$111,546
Aurora, Oregon (b)	1	1/24/2020	Industrial	28,755
Vojens, Denmark (a) (c)	1	1/31/2020	Warehouse	10,611
Kitzingen, Germany (a)	1	3/9/2020	Office	53,666
Knoxville, Tennessee	1	6/25/2020	Warehouse	66,045
Bluffton and Plymouth, Indiana	2	9/23/2020	Industrial	44,466
Huntley, Illinois	1	9/30/2020	Industrial	39,523
Various, United States	3	10/12/2020	Industrial	50,958
Various, Spain (a)	27	10/30/2020	Retail	101,153
Little Canada, Minnesota	1	10/30/2020	Warehouse	34,019
Hurricane, Utah (d)	1	12/8/2020	Warehouse	23,324
Bethlehem, Pennsylvania and Waco, Texas	4	12/10/2020	Industrial	29,031
St. Charles, Missouri and Green Bay, Wisconsin	2	12/18/2020	Industrial	29,726
Various, United States	4	12/31/2020	Industrial	38,615
				$661,438
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
(d)We also committed to fund an additional $20.0 million for an expansion at the facility, which is expected to be completed in the fourth quarter of 2022.

The acquired net lease intangibles are comprised of (i) in-place lease intangible assets totaling $109.4 million, which have a weighted-average expected life of 20.6 years, (ii) a below-market rent intangible liability of $10.9 million, which has an expected life of 22.1 years, and (iii) above-market rent intangible assets totaling $8.2 million, which have a weighted-average expected life of 18.7 years.

Acquisitions of Real Estate During 2019 — We entered into 23 investments, which were deemed to be real estate asset acquisitions, at a total cost of $737.5 million, including land of $86.3 million, buildings of $523.3 million (including capitalized acquisition-related costs of $9.6 million), net lease intangibles of $134.9 million, a prepaid rent liability of $6.1 million, a debt premium of $0.8 million (related to the non-recourse mortgage loan assumed in connection with an acquisition), and net other liabilities assumed of $0.1 million.

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

W. P. Carey 2020 10-K – 81

Notes to Consolidated Financial Statements
Real Estate Under Construction

During 2020, we capitalized real estate under construction totaling $225.8 million. The number of construction projects in progress with balances included in real estate under construction was five and three as of December 31, 2020 and 2019, respectively. Aggregate unfunded commitments totaled approximately $81.8 million and $227.8 million as of December 31, 2020 and 2019, respectively.

During 2020, we completed the following construction projects, at a total cost of $171.2 million (dollars in thousands):

Property Location(s)	Primary Transaction Type	Number of Properties	Date of Completion	Property Type	Total Capitalized Costs (a)
Westborough, Massachusetts	Redevelopment	1	1/15/2020	Laboratory	$53,060
San Antonio, Texas (b)	Build-to-Suit	1	6/25/2020	Industrial	78,726
Marktheidenfeld, Germany (c)	Expansion	1	6/30/2020	Warehouse	8,254
Azambuja, Portugal (c)	Expansion	1	9/21/2020	Warehouse	28,067
Wichita, Kansas	Expansion	1	10/15/2020	Warehouse	3,129
					$171,236
__________
(a)Amount includes capitalized interest.
(b)Amount includes land of $4.0 million related to a purchase option that we expect to exercise.
(c)Amount reflects the applicable exchange rate on the date of transaction.

During 2020, we commenced a redevelopment project totaling $24.7 million for a warehouse facility in Whitehall, Pennsylvania, which we currently expect to complete in the second quarter of 2021.

During 2020, we committed $7.4 million (based on the exchange rate of the euro at December 31, 2020) to fund a renovation project for an existing tenant at a retail facility in San Donato Milanese, Italy, to convert the facility into office space. We currently expect to complete the project in the third quarter of 2021.

During 2019, we completed seven construction projects, at a total cost of $122.5 million.

During 2018, we completed nine construction projects, at a total cost of $102.5 million.

Dollar amounts are based on the exchange rates of the foreign currencies on the dates of activity, as applicable.

Dispositions of Real Estate

During 2020, we sold 21 properties, which were classified as Land, buildings and improvements subject to operating leases. As a result, the carrying value of our Land, buildings and improvements subject to operating leases decreased by $142.9 million from December 31, 2019 to December 31, 2020.

Lease Termination Income and Other

Lease termination income and other also includes interest income from our loans receivable (Note 6).

2020 — For the year ended December 31, 2020, lease termination income and other on our consolidated statements of income included: (i) income of $4.2 million related to a lease restructuring in May 2019 that led to the recognition of rent receipts during the first and second quarters of 2020 on claims that were previously deemed uncollectible; (ii) income from a parking garage attached to one of our net-leased properties totaling $2.3 million; (iii) deferred maintenance income totaling $1.6 million from former tenants; (iv) lease termination income of $0.6 million; and (v) income of $0.6 million from receipt of proceeds from a bankruptcy claim on a prior tenant.

W. P. Carey 2020 10-K – 82

Notes to Consolidated Financial Statements
2019 — For the year ended December 31, 2019, lease termination income and other on our consolidated statements of income included: (i) income of $9.1 million from receipt of proceeds from a bankruptcy claim on a prior tenant; (ii) income of $8.8 million related to a lease restructuring in May 2019 that led to the recognition of $6.6 million in rent receipts during the third and fourth quarters of 2019 on claims that were previously deemed uncollectible, and a related value-added tax refund of $2.2 million that was recognized in May 2019; (iii) income of $6.2 million related to a lease termination and related master lease restructuring that occurred during the fourth quarter of 2019, for which payment will be received over the remaining lease term of properties held under that master lease; and (iv) income from a parking garage attached to one of our net-leased properties totaling $3.5 million.

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of income is as follows (in thousands):

	Years Ended December 31,
	2020	2019
Lease income — fixed	$981,430	$898,111
Lease income — variable (a)	99,193	89,873
Total operating lease income (b)	$1,080,623	$987,984
__________
(a)Includes (i) rent increases based on changes in the CPI and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.
(b)Excludes $73.9 million and $98.4 million of interest income from direct financing leases that are included in Lease revenues in the consolidated statement of income for the years ended December 31, 2020 and 2019, respectively.

Scheduled Future Lease Payments to be Received

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments) under non-cancelable operating leases at December 31, 2020 are as follows (in thousands):

Years Ending December 31,	Total
2021	$1,087,184
2022	1,069,466
2023	1,036,884
2024	965,645
2025	899,414
Thereafter	7,465,238
Total	$12,523,831

See Note 6 for scheduled future lease payments to be received under non-cancelable direct financing leases.

Lease Cost

Certain information related to the total lease cost for operating leases is as follows (in thousands):

	Years Ended December 31,
	2020	2019
Fixed lease cost	$17,616	$14,503
Variable lease cost	1,089	1,186
Total lease cost	$18,705	$15,689

W. P. Carey 2020 10-K – 83

Notes to Consolidated Financial Statements
During the years ended December 31, 2020 and 2019, we received sublease income totaling approximately $5.5 million and $5.4 million, respectively, which is included in Lease revenues in the consolidated statements of income.

Other Information

Supplemental balance sheet information related to ROU assets and lease liabilities is as follows (dollars in thousands):

		December 31,
	Location on Consolidated Balance Sheets	2020	2019
Operating ROU assets — land leases	In-place lease intangible assets and other	$119,590	$114,209
Operating ROU assets — office leases	Other assets, net	61,137	7,519
Total operating ROU assets		$180,727	$121,728

Operating lease liabilities	Accounts payable, accrued expenses and other liabilities	$151,466	$87,658

Weighted-average remaining lease term — operating leases		29.2 years	38.2 years
Weighted-average discount rate — operating leases		7.1%	7.8%
Number of land lease arrangements		68	64
Number of office space arrangements (a)		7	6
Lease term range (excluding extension options not reasonably certain of being exercised)		<1 – 100 years	1 – 100 years
__________
(a)The lease for our former office space in New York matured on January 31, 2021.

In the second quarter of 2020, our lease of new office space in New York commenced, with a lease maturity date of May 2036. As a result, we capitalized an office lease right-of-use asset and corresponding operating lease liability, which had carrying values of $59.2 million and $66.5 million, respectively, as of December 31, 2020, and are included within Other assets, net and Accounts payable, accrued expenses and other liabilities, respectively, on our consolidated balance sheets. This is a non-cash transaction.

Cash paid for operating lease liabilities included in Net cash provided by operating activities totaled $15.5 million and $14.6 million for the years ended December 31, 2020 and 2019, respectively. There are no land or office direct financing leases for which we are the lessee, therefore there are no related ROU assets or lease liabilities.

Undiscounted Cash Flows

A reconciliation of the undiscounted cash flows for operating leases recorded on the consolidated balance sheet within Accounts payable, accrued expenses and other liabilities as of December 31, 2020 is as follows (in thousands):

Years Ending December 31,	Total
2021	$12,550
2022	14,556
2023	14,375
2024	13,206
2025	13,152
Thereafter	323,537
Total lease payments	391,376
Less: amount of lease payments representing interest	(239,910)
Present value of future lease payments/lease obligations	$151,466

W. P. Carey 2020 10-K – 84

Notes to Consolidated Financial Statements
Land, Buildings and Improvements — Operating Properties

At both December 31, 2020 and 2019, Land, buildings and improvements attributable to operating properties consisted of our investments in ten consolidated self-storage properties and one consolidated hotel. As of December 31, 2019, we reclassified another consolidated hotel to Assets held for sale, net and sold it in January 2020, as described below. Below is a summary of our Land, buildings and improvements attributable to operating properties (in thousands):

	December 31,
	2020	2019
Land	$10,452	$10,452
Buildings and improvements	73,024	72,631
Less: Accumulated depreciation	(14,004)	(11,241)
	$69,472	$71,842

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

Depreciation expense on our buildings and improvements attributable to operating properties was $2.8 million, $6.9 million, and $4.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.

For the year ended December 31, 2020, Operating property revenues totaling $11.4 million were comprised of $9.5 million in lease revenues and $1.9 million in other income (such as food and beverage revenue) from 10 consolidated self-storage properties and two consolidated hotels. For the year ended December 31, 2019, Operating property revenues totaling $50.2 million were comprised of $39.5 million in lease revenues and $10.7 million in other income from 37 consolidated self-storage properties and two consolidated hotels. For the year ended December 31, 2018, Operating property revenues totaling $28.1 million were comprised of $20.9 million in lease revenues and $7.2 million in other income from 37 consolidated self-storage properties and three consolidated hotels. We derive self-storage revenue primarily from rents received from customers who rent storage space under month-to-month leases for personal or business use. We derive hotel revenue primarily from room rentals, as well as food, beverage, and other services.

Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	December 31,
	2020	2019
Land, buildings and improvements	$14,051	$105,573
In-place lease intangible assets and other	12,754	—
Above-market rent intangible assets	518	—
Accumulated depreciation and amortization	(8,733)	(1,563)
Assets held for sale, net	$18,590	$104,010

At December 31, 2020, we had four properties classified as Assets held for sale, net, with an aggregate carrying value of $18.6 million. One of these properties was sold in January 2021 (Note 19). At December 31, 2019, we had one hotel operating property classified as Assets held for sale, net, with an aggregate carrying value of $104.0 million. This property was sold in January 2020 (Note 16).

W. P. Carey 2020 10-K – 85

Notes to Consolidated Financial Statements
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

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	December 31,
	2020	2019
Lease payments receivable	$527,691	$686,149
Unguaranteed residual value	677,722	828,206
	1,205,413	1,514,355
Less: unearned income	(476,365)	(617,806)
Less: allowance for credit losses (a)	(17,074)	—
	$711,974	$896,549
__________

(a)In accordance with ASU 2016-13 (Note 2), we applied changes in loss reserves through a cumulative-effect adjustment to retained earnings totaling $14.8 million. During the year ended December 31, 2020, we recorded a net allowance for credit losses of $9.7 million on our Net investments in direct financing leases due to changes in expected economic conditions, which was included within Other gains and (losses) in our consolidated statements of income. In addition, during the year ended December 31, 2020, we reduced the allowance for credit losses balance by $7.4 million, in connection with the reclassification of certain properties from Net investments in direct financing leases to Land, buildings and improvements subject to operating leases, as described below.

2020 — Interest income from direct financing leases, which was included in Lease revenues in the consolidated financial statements, was $73.9 million for the year ended December 31, 2020. During the year ended December 31, 2020, we sold one property accounted for as a direct financing lease that had an aggregate net carrying value of $0.3 million. During the year ended December 31, 2020, we reclassified 56 properties with a carrying value of $183.8 million from Net investments in direct financing leases to Land, buildings and improvements subject to operating leases in connection with changes in lease classifications due to extensions of the underlying leases (Note 5). During the year ended December 31, 2020, the U.S. dollar weakened against the euro, resulting in an $28.0 million increase in the carrying value of Net investments in direct financing leases from December 31, 2019 to December 31, 2020.

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

W. P. Carey 2020 10-K – 86

Notes to Consolidated Financial Statements
Scheduled Future Lease Payments to be Received

Scheduled future lease payments to be received (exclusive of expenses paid by tenants, percentage of sales rents, and future CPI-based adjustments) under non-cancelable direct financing leases at December 31, 2020 are as follows (in thousands):

Years Ending December 31,	Total
2021	$71,407
2022	66,689
2023	61,768
2024	57,702
2025	50,879
Thereafter	219,246
Total	$527,691

See Note 5 for scheduled future lease payments to be received under non-cancelable operating leases.

Loans Receivable

At December 31, 2019, we had two loans receivable related to a domestic investment with an aggregate carrying value of $47.7 million. In March 2020, one of these loans was partially repaid to us for $11.0 million. In addition, during the year ended December 31, 2020, we recorded an allowance for credit losses of $12.6 million on one of these loans due to changes in expected economic conditions, which was included within Other gains and (losses) in our consolidated statements of income. Our loans receivable are included in Other assets, net in the consolidated financial statements, and had a carrying value of $24.1 million (net of allowance for credit losses of $12.6 million) at December 31, 2020. Earnings from our loans receivable are included in Lease termination income and other in the consolidated financial statements, and totaled $1.0 million, $6.2 million, and $1.8 million for the years ended December 31, 2020, 2019, and 2018, respectively. We did not recognize income from our loans receivable during the second, third, or fourth quarters of 2020, since such income was deemed uncollectible as a result of the COVID-19 pandemic (Note 2).

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. At both December 31, 2020 and 2019, other than uncollected income from our loans receivable (as noted above), no material balances of our finance receivables were past due. Other than the lease extensions noted under Net Investments in Direct Financing Leases above, there were no material modifications of finance receivables during the year ended December 31, 2020.

We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. A credit quality of one through three indicates a range of investment grade to stable. A credit quality of four through five indicates a range of inclusion on the watch list to risk of default. The credit quality evaluation of our finance receivables is updated quarterly. We believe the credit quality of our deferred acquisition fees receivable falls under category one, as CPA:18 – Global is expected to have the available cash to make such payments (Note 4).

W. P. Carey 2020 10-K – 87

Notes to Consolidated Financial Statements
A summary of our finance receivables by internal credit quality rating, excluding our deferred acquisition fees receivable (Note 4) and allowance for credit losses, is as follows (dollars in thousands):

	Number of Tenants / Obligors at December 31,		Carrying Value at December 31,
Internal Credit Quality Indicator	2020	2019	2020 (a)	2019
1 – 3	18	28	$587,103	$798,108
4	9	8	141,944	146,178
5	2	—	36,737	—
			$765,784	$944,286
__________
(a)Excludes allowance for credit losses totaling $17.1 million for direct financing leases and $12.6 million for loans receivable as of December 31, 2020.

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

	Real Estate	Investment Management	Total
Balance at January 1, 2018	$580,353	$63,607	$643,960
Acquisition of CPA:17 – Global (Note 3)	280,306	—	280,306
Foreign currency translation adjustments	(3,322)	—	(3,322)
Balance at December 31, 2018	857,337	63,607	920,944
CPA:17 Merger measurement period adjustments (Note 3)	15,802	—	15,802
Foreign currency translation adjustments	(2,058)	—	(2,058)
Balance at December 31, 2019	871,081	63,607	934,688
Foreign currency translation adjustments	10,403	—	10,403
Allocation of goodwill based on portion of Investment Management business sold (Note 4)	—	(34,273)	(34,273)
Balance at December 31, 2020	$881,484	$29,334	$910,818

Current accounting guidance requires that we test for the recoverability of goodwill at the reporting unit level. The test for recoverability must be conducted at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We performed our annual test for impairment in October 2020 for goodwill recorded in both segments and found no impairment indicated.

W. P. Carey 2020 10-K – 88

Notes to Consolidated Financial Statements
Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	December 31,
	2020			2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$19,204	$(15,711)	$3,493	$19,582	$(13,491)	$6,091
Trade name	3,975	(2,786)	1,189	3,975	(1,991)	1,984
	23,179	(18,497)	4,682	23,557	(15,482)	8,075
Lease Intangibles:
In-place lease	2,181,584	(828,219)	1,353,365	2,072,642	(676,008)	1,396,634
Above-market rent	881,159	(440,952)	440,207	909,139	(398,294)	510,845
	3,062,743	(1,269,171)	1,793,572	2,981,781	(1,074,302)	1,907,479
Indefinite-Lived Goodwill
Goodwill	910,818	—	910,818	934,688	—	934,688
Total intangible assets	$3,996,740	$(1,287,668)	$2,709,072	$3,940,026	$(1,089,784)	$2,850,242

Finite-Lived Intangible Liabilities
Below-market rent	$(270,730)	$90,193	$(180,537)	$(268,515)	$74,484	$(194,031)
Indefinite-Lived Intangible Liabilities
Below-market purchase option	(16,711)	—	(16,711)	(16,711)	—	(16,711)
Total intangible liabilities	$(287,441)	$90,193	$(197,248)	$(285,226)	$74,484	$(210,742)

During 2020, the U.S. dollar weakened against the euro, resulting in an increase of $54.0 million in the carrying value of our net intangible assets from December 31, 2019 to December 31, 2020. Net amortization of intangibles, including the effect of foreign currency translation, was $226.2 million, $272.0 million, and $174.1 million for the years ended December 31, 2020, 2019, and 2018, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues and amortization of internal-use software development, trade name, and in-place lease intangibles is included in Depreciation and amortization.

Based on the intangible assets and liabilities recorded at December 31, 2020, scheduled annual net amortization of intangibles for each of the next five calendar years and thereafter is as follows (in thousands):

Years Ending December 31,	Net Decrease in Lease Revenues	Increase to Amortization	Total
2021	$47,886	$165,930	$213,816
2022	40,751	152,888	193,639
2023	36,660	141,758	178,418
2024	31,895	127,093	158,988
2025	27,795	116,546	144,341
Thereafter	74,683	653,832	728,515
Total	$259,670	$1,358,047	$1,617,717

W. P. Carey 2020 10-K – 89

Notes to Consolidated Financial Statements
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

The following table presents Equity in (losses) earnings of equity method investments in the Managed Programs and real estate, which represents our proportionate share of the income or losses of these investments, as well as certain adjustments related to other-than-temporary impairment charges and amortization of basis differences related to purchase accounting adjustments (in thousands):

	Years Ended December 31,
	2020	2019	2018
Other-than-temporary impairment charges on our equity method investments in CWI 1 and CWI 2 (Note 9)	$(47,112)	$—	$—
Gain on redemption of special general partner interests in CWI 1 and CWI 2, net (Note 4)	33,009	—	—
Distributions of Available Cash (Note 4)	7,225	21,489	46,609
Proportionate share of equity in (losses) earnings of equity method investments in the Managed Programs	(1,767)	862	3,896
Amortization of basis differences on equity method investments in the Managed Programs	(895)	(1,483)	(2,332)
Total equity in (losses) earnings of equity method investments in the Managed Programs	(9,540)	20,868	48,173
Other-than-temporary impairment charge on an equity method investment in real estate (Note 9)	(8,276)	—	—
Equity in earnings of equity method investments in real estate	9	3,408	15,585
Amortization of basis differences on equity method investments in real estate	(750)	(1,047)	(2,244)
Total equity in (losses) earnings of equity method investments in real estate	(9,017)	2,361	13,341
Equity in (losses) earnings of equity method investments in the Managed Programs and real estate	$(18,557)	$23,229	$61,514

Managed Programs

We own interests in the Managed Programs and account for these interests under the equity method because, as their advisor, we do not exert control over, but we do have the ability to exercise significant influence over, the Managed Programs. Operating results of the Managed Programs are included in the Investment Management segment.

W. P. Carey 2020 10-K – 90

Notes to Consolidated Financial Statements
The following table sets forth certain information about our investments in the Managed Programs (dollars in thousands):

	% of Outstanding Shares Owned at		Carrying Amount of Investment at
	December 31,		December 31,
Fund	2020	2019	2020	2019
CPA:18 – Global (a)	4.569%	3.851%	$51,949	$42,644
CPA:18 – Global operating partnership	0.034%	0.034%	209	209
CWI 1 (b) (c)	—%	3.943%	—	49,032
CWI 1 operating partnership (b)	—%	0.015%	—	186
CWI 2 (b) (c)	—%	3.755%	—	33,669
CWI 2 operating partnership (b)	—%	0.015%	—	300
CESH (d)	2.430%	2.430%	4,399	3,527
			$56,557	$129,567
__________
(a)During 2020, we received asset management revenue from CPA:18 – Global primarily in shares of its common stock, which increased our ownership percentage in CPA:18 – Global (Note 4).
(b)The CWI 1 and CWI 2 Merger closed on April 13, 2020, as described in Note 4.
(c)We recognized other-than-temporary impairment charges on these investments during 2020, as described in Note 9.
(d)Investment is accounted for at fair value.

CPA:17 – Global — On October 31, 2018, we acquired all of the remaining interests in CPA:17 – Global and the CPA:17 – Global operating partnership in the CPA:17 Merger (Note 3). We received distributions from this investment during the year ended December 31, 2018 of $10.1 million. We received distributions from our investment in the CPA:17 – Global operating partnership during the year ended December 31, 2018 of $26.3 million (Note 4).

CPA:18 – Global — The carrying value of our investment in CPA:18 – Global at December 31, 2020 includes asset management fees receivable, for which 126,482 shares of CPA:18 – Global class A common stock were issued during the first quarter of 2021. We received distributions from this investment during the years ended December 31, 2020, 2019, and 2018 of $2.6 million, $3.3 million, and $2.6 million, respectively. We received distributions from our investment in the CPA:18 – Global operating partnership during the years ended December 31, 2020, 2019, and 2018 of $7.2 million, $8.1 million, and $9.7 million, respectively (Note 4).

CWI 1 — We received distributions from this investment during the years ended December 31, 2020 (through April 13, 2020, the date of the CWI 1 and CWI 2 Merger (Note 4)), 2019, and 2018 of $0.8 million, $2.7 million, and $2.0 million, respectively. We received distributions from our investment in the CWI 1 operating partnership during the years ended December 31, 2019 and 2018 of $7.1 million and $5.1 million, respectively (Note 4). We did not receive such a distribution during 2020 (through April 13, 2020), as a result of the adverse effect of the COVID-19 pandemic on the operations of CWI 1.

CWI 2 — We received distributions from this investment during the years ended December 31, 2020 (through April 13, 2020, the date of the CWI 1 and CWI 2 Merger (Note 4)), 2019, and 2018 of $0.5 million, $1.6 million, and $1.1 million, respectively. We received distributions from our investment in the CWI 2 operating partnership during the years ended December 31, 2019 and 2018 of $6.3 million and $5.5 million, respectively (Note 4). We did not receive such a distribution during 2020 (through April 13, 2020), as a result of the adverse effect of the COVID-19 pandemic on the operations of CWI 2.

CESH — We have elected to account for our investment in CESH at fair value by selecting the equity method fair value option available under GAAP. We record our investment in CESH on a one quarter lag; therefore, the balance of our equity method investment in CESH recorded as of December 31, 2020 is based on the estimated fair value of our investment as of September 30, 2020. We did not receive distributions from this investment during the years ended December 31, 2020, 2019, or 2018.

At December 31, 2020 and 2019, the aggregate unamortized basis differences on our equity investments in the Managed Programs were $18.8 million and $47.0 million, respectively. This decrease was primarily due to the other-than-temporary impairment charges that we recognized on our equity investments in CWI 1 and CWI 2 during the year ended December 31, 2020, as described in Note 9.

W. P. Carey 2020 10-K – 91

Notes to Consolidated Financial Statements
The following tables present estimated combined summarized financial information for the Managed Programs, which excludes CWI 1 and CWI 2 after April 13, 2020, the date of the CWI 1 and CWI 2 Merger (Note 4). Amounts provided are expected total amounts attributable to the Managed Programs and do not represent our proportionate share (in thousands):

	December 31,
	2020	2019
Net investments in real estate	$2,461,014	$5,288,318
Other assets	259,531	959,938
Total assets	2,720,545	6,248,256
Debt	(1,441,026)	(3,413,924)
Accounts payable, accrued expenses and other liabilities	(233,161)	(468,318)
Total liabilities	(1,674,187)	(3,882,242)
Noncontrolling interests	(55,921)	(130,656)
Stockholders’ equity	$990,437	$2,235,358

	Years Ended December 31,
	2020	2019	2018
Revenues	$372,750	$1,184,585	$1,562,688
Expenses	(565,952)	(1,146,368)	(1,368,051)
(Loss) income from continuing operations	$(193,202)	$38,217	$194,637
Net (loss) income attributable to the Managed Programs	$(204,156)	$8,051	$121,503

Interests in Other Unconsolidated Real Estate Investments and WLT

We own equity interests in properties that are generally leased to companies through noncontrolling interests in partnerships and limited liability companies that we do not control but over which we exercise significant influence. The underlying investments are jointly owned with affiliates or third parties. In addition, we own shares of WLT common stock, as described in Note 4. We account for these investments under the equity method of accounting. Investments in unconsolidated investments are required to be evaluated periodically for impairment. We periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds fair value and such decline is determined to be other than temporary. Operating results of our unconsolidated real estate investments are included in the Real Estate segment.

The following table sets forth our ownership interests in our equity investments in real estate, excluding the Managed Programs, and their respective carrying values (dollars in thousands):

		Ownership Interest at	Carrying Value at December 31,
Lessee	Co-owner	December 31, 2020	2020	2019
Johnson Self Storage	Third Party	90%	$68,979	$70,690
Kesko Senukai (a)	Third Party	70%	46,443	46,475
WLT (b)	WLT	5%	44,182	—
BPS Nevada, LLC (c)	Third Party	15%	23,815	22,900
Bank Pekao (a) (d)	CPA:18 – Global	50%	17,850	26,388
State Farm Mutual Automobile Insurance Co.	CPA:18 – Global	50%	15,475	17,232
Apply Sørco AS (e)	CPA:18 – Global	49%	7,156	8,040
Fortenova Grupa d.d. (a)	CPA:18 – Global	20%	2,989	2,712
			$226,889	$194,437
__________
(a)The carrying value of this investment is affected by fluctuations in the exchange rate of the euro.

W. P. Carey 2020 10-K – 92

Notes to Consolidated Financial Statements
(b)Following the closing of the CWI 1 and CWI 2 Merger, we own 12,208,243 shares of common stock of WLT, which we account for as an equity method investment in real estate. The initial fair value of this investment was based on third-party market data, including implied asset values and market capitalizations for publicly traded lodging REITs. We follow the HLBV model for this investment. We record any earnings from our investment in shares of common stock of WLT on a one quarter lag (Note 4).
(c)This investment is reported using the hypothetical liquidation at book value model, which may be different than pro rata ownership percentages, primarily due to the capital structure of the partnership agreement.
(d)We recognized an other-than-temporary impairment charge of $8.3 million on this investment during 2020, as described in Note 9.
(e)The carrying value of this investment is affected by fluctuations in the exchange rate of the Norwegian krone.

The following tables present estimated combined summarized financial information of our equity investments, including WLT after April 13, 2020 (the date of the CWI 1 and CWI 2 Merger (Note 4)) and excluding the Managed Programs. Summarized financial information for WLT is presented on a quarter lag. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (in thousands):

	December 31,
	2020	2019
Net investments in real estate	$3,716,901	$729,442
Other assets	569,130	32,983
Total assets	4,286,031	762,425
Debt	(2,631,588)	(455,876)
Accounts payable, accrued expenses and other liabilities	(509,221)	(32,049)
Total liabilities	(3,140,809)	(487,925)
Noncontrolling interests	(51,519)	—
Stockholders’ equity	$1,093,703	$274,500

	Years Ended December 31,
	2020	2019	2018
Revenues	$261,025	$66,608	$60,742
Expenses	(367,616)	(71,977)	(28,422)
(Loss) income from continuing operations	$(106,591)	$(5,369)	$32,320
Net (loss) income attributable to the jointly owned investments	$(98,625)	$(5,369)	$32,320

We received aggregate distributions of $17.8 million, $17.0 million, and $17.8 million from our other unconsolidated real estate investments for the years ended December 31, 2020, 2019, and 2018, respectively. At December 31, 2020 and 2019, the aggregate unamortized basis differences on our unconsolidated real estate investments were $16.1 million and $25.2 million, respectively. This decrease was primarily due to the other-than-temporary impairment charge that we recognized on our equity investment in Bank Pekao during the year ended December 31, 2020, as described above and in Note 9.

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

W. P. Carey 2020 10-K – 93

Notes to Consolidated Financial Statements
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

Investment in Shares of Lineage Logistics — We have elected to apply the measurement alternative under ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10) to account for our investment in shares of Lineage Logistics, which is included in Other assets, net in the consolidated financial statements. Under this alternative, the carrying value is adjusted for any impairments or changes in fair value resulting from observable transactions for similar or identical investments in the issuer. We classified this investment as Level 3 because it is not traded in an active market. During the years ended December 31, 2020 and 2019, we recognized non-cash unrealized gains on our investment in shares of Lineage Logistics totaling $48.3 million and $32.9 million, respectively, due to additional outside investments at a higher price per share, which was recorded within Other gains and (losses) in the consolidated financial statements. See Note 15 for further discussion of the impact of Lineage Logistics’s conversion to a REIT during the first quarter of 2020. In addition, in October 2020, we purchased additional shares of Lineage Logistics for $95.5 million. The fair value of this investment was $290.0 million and $146.2 million at December 31, 2020 and 2019, respectively.

Investment in Shares of GCIF — We account for our investment in shares of Guggenheim Credit Income Fund (“GCIF”), which is included in Other assets, net in the consolidated financial statements, at fair value. We classified this investment as Level 2 because we used a quoted price from an inactive market to determine its fair value. During the year ended December 31, 2020, we redeemed a portion of our investment in shares of GCIF for approximately $5.6 million and recognized a net loss of $0.6 million, which was included within Other gains and (losses) in the consolidated statements of income. Distributions of earnings from GCIF and unrealized gains or losses recognized on GCIF are recorded within Other gains and (losses) in the consolidated financial statements. The fair value of our investment in shares of GCIF was $6.1 million and $12.2 million at December 31, 2020 and 2019, respectively.

Investment in Preferred Shares of WLT — We account for our investment in preferred shares of WLT (Note 4), which is included in Other assets, net in the consolidated financial statements, as available-for-sale debt securities at fair value. The fair value was primarily determined by a discounted cash flow approach based on a weighted-average probability analysis of certain redemption options. We classified this investment as Level 3 because the discounted cash flow valuation model incorporates unobservable inputs to determine its fair value, including a cash flow discount rate of 15%. The fair value of our investment in preferred shares of WLT was $46.3 million as of December 31, 2020.

W. P. Carey 2020 10-K – 94

Notes to Consolidated Financial Statements
We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the years ended December 31, 2020 or 2019. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements.

Our other material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		December 31, 2020		December 31, 2019
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Unsecured Notes, net (a) (b) (c)	2	$5,146,192	$5,639,586	$4,390,189	$4,682,432
Non-recourse mortgages, net (a) (b) (d)	3	1,145,554	1,148,551	1,462,487	1,487,892
__________
(a)The carrying value of Senior Unsecured Notes, net (Note 11) includes unamortized deferred financing costs of $23.9 million and $22.8 million at December 31, 2020 and 2019, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of $0.4 million and $0.6 million at December 31, 2020 and 2019, respectively.
(b)The carrying value of Senior Unsecured Notes, net includes unamortized discount of $22.6 million and $20.5 million at December 31, 2020 and 2019, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $4.5 million and $6.2 million at December 31, 2020 and 2019, respectively.
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

We estimated that our other financial assets and liabilities, including amounts outstanding under our Senior Unsecured Credit Facility (Note 11), but excluding finance receivables (Note 6), had fair values that approximated their carrying values at both December 31, 2020 and 2019.

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

The following table presents information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (in thousands):

	Years Ended December 31,
	2020		2019		2018
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges
Equity investments in the Managed Programs and real estate	$55,245	$55,387	$—	$—	$—	$—
Land, buildings and improvements and intangibles	31,350	35,830	1,012	1,345	7,797	4,790
Net investments in direct financing leases	—	—	33,115	31,194	—	—
		$91,217		$32,539		$4,790

W. P. Carey 2020 10-K – 95

Notes to Consolidated Financial Statements
Impairment charges, and their related triggering events and fair value measurements, recognized during 2020, 2019, and 2018 were as follows:

Equity Investments in the Managed Programs and Real Estate

2020 — During the year ended December 31, 2020, we recognized other-than-temporary impairment charges of $27.8 million and $19.3 million on our equity investments in CWI 1 and CWI 2, respectively, to reduce the carrying values of our investments to their estimated fair values, due to the ongoing COVID-19 pandemic, which had an adverse effect on the operations of CWI 1 and CWI 2. The fair value measurements were estimated based on implied asset value changes and changes in market capitalizations for publicly traded lodging REITs, all of which was obtained from third-party market data. These other-than-temporary impairment charges are reflected within Equity in (losses) earnings of equity method investments in the Managed Programs and real estate in our consolidated statements of income.

During the year ended December 31, 2020, we recognized an other-than-temporary impairment charge of $8.3 million on a jointly-owned real estate investment to reduce the carrying value of our investment to its estimated fair value, which declined due to an uncertain probability of lease renewal with the tenant at the international office facility owned by the investment (lease expiration is in May 2023). The fair value measurement was determined by relying on an estimate of the fair market value of the property and the related mortgage loan, both provided by a third party.

Land, Buildings and Improvements and Intangibles

2020 — During the year ended December 31, 2020, we recognized impairment charges totaling $35.8 million on six properties in order to reduce the carrying values of the properties to their estimated fair values, as follows:

•$16.0 million on two properties leased to the same tenant, due to potential property vacancies; the fair value measurements for the properties were determined using a direct capitalization rate analysis based on the probability of vacancy versus the tenant continuing in the lease; the capitalization rate for the various scenarios ranged from 6% to 11%;
•$12.6 million on an international property due to a tenant bankruptcy; the fair value measurement for the property was determined by using a probability-weighted approach of lease restructure and vacancy scenarios;
•$3.4 million on an international property based on its estimated selling price; the property was sold in September 2020;
•$2.8 million on an international property due to a lease expiration and resulting vacancy; the fair value measurement for the property approximated its estimated selling price; and
•$1.0 million on a property based on its estimated selling price.

2019 — During the year ended December 31, 2019, we recognized an impairment charge of $1.3 million on a property in order to reduce the carrying value of the property to its estimated fair value. The fair value measurement for this property approximated its estimated selling price, and this property was sold in February 2020.

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

W. P. Carey 2020 10-K – 96

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

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For derivatives designated and that qualify as cash flow hedges, the change in fair value of the derivative is recognized in Other comprehensive income (loss) until the hedged item is recognized in earnings. Gains and losses on the cash flow hedges representing hedge components excluded from the assessment of effectiveness are recognized in earnings over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with our accounting policy election. Such gains and losses are recorded within Other gains and (losses) or Interest expense in our consolidated statements of income. The earnings recognition of excluded components is presented in the same line item as the hedged transactions. For derivatives designated and that qualify as a net investment hedge, the change in the fair value and/or the net settlement of the derivative is reported in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. Amounts are reclassified out of Other comprehensive income (loss) into earnings (within Gain on sale of real estate, net, in our consolidated statements of income) when the hedged net investment is either sold or substantially liquidated.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both December 31, 2020 and 2019, no cash collateral had been posted nor received for any of our derivative positions.

W. P. Carey 2020 10-K – 97

Notes to Consolidated Financial Statements
The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Foreign currency collars	Other assets, net	$3,489	$14,460	$—	$—
Foreign currency forward contracts	Other assets, net	—	9,689	—	—
Interest rate caps	Other assets, net	—	1	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(5,859)	(4,494)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(15,122)	(1,587)
		3,489	24,150	(20,981)	(6,081)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	5,800	5,000	—	—
Interest rate swap	Other assets, net	—	8	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	—	(93)
		5,800	5,008	—	(93)
Total derivatives		$9,289	$29,158	$(20,981)	$(6,174)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive (Loss) Income (a)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2020	2019	2018
Foreign currency collars	$(24,818)	$5,997	$9,029
Foreign currency forward contracts	(5,272)	(4,253)	(1,905)
Interest rate swaps	(1,553)	(1,666)	(1,560)
Interest rate caps	6	219	(68)
Derivatives in Net Investment Hedging Relationships (b)
Foreign currency collars	9	10	—
Foreign currency forward contracts	—	7	(2,630)
Total	$(31,628)	$314	$2,866

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive (Loss) Income
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2020	2019	2018
Foreign currency forward contracts	Other gains and (losses)	$5,716	$9,582	$6,533
Foreign currency collars	Other gains and (losses)	4,956	5,759	2,359
Interest rate swaps and caps	Interest expense	(1,818)	(2,256)	(400)
Derivatives in Net Investment Hedging Relationships
Foreign currency forward contracts (c)	Gain on sale of real estate, net	—	—	7,609
Total		$8,854	$13,085	$16,101
__________

W. P. Carey 2020 10-K – 98

Notes to Consolidated Financial Statements
(a)Excludes net losses of $0.3 million, $1.4 million and $0.6 million, recognized on unconsolidated jointly owned investments for the years ended December 31, 2020, 2019, and 2018, respectively.
(b)The changes in fair value of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive income (loss).
(c)We reclassified net foreign currency transaction gains from net investment hedge foreign currency forward contracts related to our Australian investments from Accumulated other comprehensive loss to Gain on sale of real estate, net (as an increase to Gain on sale of real estate, net) in connection with the disposal of all of our Australian investments in December 2018 (Note 13, Note 16).

Amounts reported in Other comprehensive income (loss) related to interest rate swaps will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Other gains and (losses) when the hedged foreign currency contracts are settled. As of December 31, 2020, we estimate that an additional $3.3 million and $4.1 million will be reclassified as interest expense and other losses, respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2020	2019	2018
Foreign currency collars	Other gains and (losses)	$(2,477)	$184	$455
Stock warrants	Other gains and (losses)	800	(500)	(99)
Interest rate swaps	Other gains and (losses)	106	(118)	(20)
Foreign currency forward contracts	Other gains and (losses)	(43)	575	356
Interest rate swaps	Interest expense	—	265	—
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Interest expense	2,132	(941)	286
Interest rate caps	Interest expense	—	(220)	—
Foreign currency forward contracts	Other gains and (losses)	—	(132)	132
Foreign currency collars	Other gains and (losses)	—	7	18
Total		$518	$(880)	$1,128

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

W. P. Carey 2020 10-K – 99

Notes to Consolidated Financial Statements
The interest rate swaps and caps that our consolidated subsidiaries had outstanding at December 31, 2020 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2020 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	5	73,907	USD	$(4,255)
Interest rate swaps	2	48,427	EUR	(1,604)
Interest rate cap	1	11,076	EUR	—
Interest rate cap	1	6,394	GBP	—
				$(5,859)
__________
(a)Fair value amounts are based on the exchange rate of the euro or British pound sterling at December 31, 2020, as applicable.

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

The following table presents the foreign currency derivative contracts we had outstanding at December 31, 2020 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2020
Designated as Cash Flow Hedging Instruments
Foreign currency collars	104	335,500	EUR	$(9,677)
Foreign currency collars	83	47,300	GBP	(1,956)
				$(11,633)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of December 31, 2020. At December 31, 2020, both our total credit exposure and the maximum exposure to any single counterparty was $0.6 million.

Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At December 31, 2020, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $25.1 million and $9.6 million at December 31, 2020 and 2019, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at December 31, 2020 or 2019, we could have been required to settle our obligations under these agreements at their aggregate termination value of $25.6 million and $9.9 million, respectively.

Net Investment Hedges

We have completed five offerings of euro-denominated senior notes, each with a principal amount of €500.0 million, which we refer to as the 2.0% Senior Notes due 2023, 2.25% Senior Notes due 2024, 2.250% Senior Notes due 2026, 2.125% Senior Notes due 2027, and 1.350% Senior Notes due 2028 (Note 11). In addition, at December 31, 2020, the amounts borrowed in Japanese yen and euro outstanding under our Unsecured Revolving Credit Facility (Note 11) were ¥2.4 billion and €48.0 million, respectively. Also, at December 31, 2020, the amounts borrowed in British pound sterling and euro outstanding under our Unsecured Term Loans (Note 11) were £150.0 million and €96.5 million, respectively. These borrowings are designated as,

W. P. Carey 2020 10-K – 100

Notes to Consolidated Financial Statements
and are effective as, economic hedges of our net investments in foreign entities. Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our borrowings under our euro-denominated senior notes and changes in the value of our euro, Japanese yen, and British pound sterling borrowings under our Senior Unsecured Credit Facility, related to changes in the spot rates, will be reported in the same manner as foreign currency translation adjustments, which are recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. Such (losses) gains related to non-derivative net investment hedges were $(280.4) million, $33.4 million, and $66.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Note 11. Debt

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

The Senior Unsecured Credit Facility includes the ability to borrow in certain currencies other than U.S. dollars and has a maturity date of February 20, 2025. The aggregate principal amount (of revolving and term loans) available under the Senior Unsecured Credit Facility may be increased up to an amount not to exceed the U.S. dollar equivalent of $2.75 billion, subject to the conditions to increase set forth in our credit agreement. In connection with the amendment and restatement of our Senior Unsecured Credit Facility, we capitalized deferred financing costs totaling $10.0 million, which are being amortized to Interest expense over the remaining term of the Senior Unsecured Credit Facility.

On February 20, 2020, we drew down our Term Loan in full by borrowing £150.0 million (equivalent to $193.1 million). On March 27, 2020, we drew down our Delayed Draw Term Loan in full by borrowing €96.5 million (equivalent to $105.9 million).

At December 31, 2020, our Unsecured Revolving Credit Facility had available capacity of $1.7 billion (net of amounts reserved for standby letters of credit totaling $20.9 million). We incur an annual facility fee of 0.20% of the total commitment on our Unsecured Revolving Credit Facility, which is included within Interest expense in our consolidated statements of income.

The following table presents a summary of our Senior Unsecured Credit Facility (dollars in thousands):

	Interest Rate at December 31, 2020 (a)	Maturity Date at December 31, 2020	Principal Outstanding Balance at December 31,
Senior Unsecured Credit Facility			2020	2019
Unsecured Term Loans:
Term Loan — borrowing in British pounds sterling (b)	GBP LIBOR + 0.95%	2/20/2025	$204,737	$—
Delayed Draw Term Loan — borrowing in euros (c)	EURIBOR + 0.95%	2/20/2025	118,415	—
			323,152	—
Unsecured Revolving Credit Facility:
Borrowing in euros	EURIBOR + 0.85%	2/20/2025	58,901	131,438
Borrowing in Japanese yen	JPY LIBOR + 0.85%	2/20/2025	23,380	22,295
Borrowing in British pounds sterling	N/A	N/A	—	47,534
			82,281	201,267
			$405,433	$201,267
__________
(a)The applicable interest rate at December 31, 2020 was based on the credit rating for our Senior Unsecured Notes of BBB/Baa2.

W. P. Carey 2020 10-K – 101

Notes to Consolidated Financial Statements
(b)Balance excludes unamortized discount of $1.2 million at December 31, 2020.
(c)EURIBOR means Euro Interbank Offered Rate.

Senior Unsecured Notes

As set forth in the table below, we have euro and U.S. dollar-denominated senior unsecured notes outstanding with an aggregate principal balance outstanding of $5.2 billion at December 31, 2020 (the “Senior Unsecured Notes”). On October 14, 2020, we completed an underwritten public offering of $500.0 million of 2.400% Senior Notes due 2031, at a price of 99.099% of par value. These 2.400% Senior Notes due 2031 have a 10.3-year term and are scheduled to mature on February 1, 2031.

Interest on the Senior Unsecured Notes is payable annually in arrears for our euro-denominated senior notes and semi-annually for U.S. dollar-denominated senior notes. The Senior Unsecured Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 30 to 35 basis points. The following table presents a summary of our Senior Unsecured Notes outstanding at December 31, 2020 (currency in millions):

		Principal Amount	Price of Par Value	Original Issue Discount	Effective Interest Rate	Coupon Rate	Maturity Date	Principal Outstanding Balance at December 31,
Senior Unsecured Notes, net (a)	Issue Date							2020	2019
2.0% Senior Notes due 2023	1/21/2015	€500.0	99.220%	$4.6	2.107%	2.0%	1/20/2023	$613.5	$561.7
4.6% Senior Notes due 2024	3/14/2014	$500.0	99.639%	$1.8	4.645%	4.6%	4/1/2024	500.0	500.0
2.25% Senior Notes due 2024	1/19/2017	€500.0	99.448%	$2.9	2.332%	2.25%	7/19/2024	613.5	561.7
4.0% Senior Notes due 2025	1/26/2015	$450.0	99.372%	$2.8	4.077%	4.0%	2/1/2025	450.0	450.0
2.250% Senior Notes due 2026	10/9/2018	€500.0	99.252%	$4.3	2.361%	2.250%	4/9/2026	613.5	561.7
4.25% Senior Notes due 2026	9/12/2016	$350.0	99.682%	$1.1	4.290%	4.25%	10/1/2026	350.0	350.0
2.125% Senior Notes due 2027	3/6/2018	€500.0	99.324%	$4.2	2.208%	2.125%	4/15/2027	613.5	561.7
1.350% Senior Notes due 2028	9/19/2019	€500.0	99.266%	$4.1	1.442%	1.350%	4/15/2028	613.5	561.7
3.850% Senior Notes due 2029	6/14/2019	$325.0	98.876%	$3.7	3.986%	3.850%	7/15/2029	325.0	325.0
2.400% Senior Notes due 2031	10/14/2020	$500.0	99.099%	$4.5	2.500%	2.400%	2/1/2031	500.0	—
								$5,192.5	$4,433.5
__________
(a)Aggregate balance excludes unamortized deferred financing costs totaling $23.8 million and $22.8 million, and unamortized discount totaling $22.5 million and $20.5 million at December 31, 2020 and 2019, respectively.

Proceeds from the issuances of each of these notes were used primarily to partially pay down the amounts then outstanding under the senior unsecured credit facility that we had in place at that time and/or to repay certain non-recourse mortgage loans. In connection with the offering of the 2.400% Senior Notes due 2031 in October 2020, we incurred financing costs totaling $4.0 million during the year ended December 31, 2020, which are included in Senior Unsecured Notes, net in the consolidated financial statements and are being amortized to Interest expense over the term of the 2.400% Senior Notes due 2031.

Covenants

The Credit Agreement, each of the Senior Unsecured Notes, and certain of our non-recourse mortgage loan agreements include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. The Credit Agreement also contains various customary affirmative and negative covenants applicable to us and our subsidiaries, subject to materiality and other qualifications, baskets, and exceptions as outlined in the Credit Agreement. We were in compliance with all of these covenants at December 31, 2020.

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

W. P. Carey 2020 10-K – 102

Notes to Consolidated Financial Statements
condition of any loan document, any change of control, cross-defaults, and certain other events as set forth in the Credit Agreement, with grace periods in some cases.

Non-Recourse Mortgages

Non-recourse mortgages consist of mortgage notes payable, which are collateralized by the assignment of real estate properties. For a list of our encumbered properties, please see Schedule III — Real Estate and Accumulated Depreciation. At December 31, 2020, the weighted-average interest rates for our fixed-rate and variable-rate non-recourse mortgage notes payable were 4.8% and 2.8%, respectively, with maturity dates ranging from March 2021 to September 2031.

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

Repayments During 2020

During the year ended December 31, 2020, we (i) repaid non-recourse mortgage loans at or close to maturity with an aggregate principal balance of approximately $225.9 million and (ii) prepaid non-recourse mortgage loans totaling $68.5 million. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 5.1%. Amounts are based on the exchange rate of the related foreign currency as of the date of repayment, as applicable. We primarily used proceeds from shares issued under our forward sale agreements (Note 13) and proceeds from the issuance of senior notes to fund these repayments.

Repayments During 2019

During the year ended December 31, 2019, we (i) prepaid non-recourse mortgage loans totaling $1.0 billion and (ii) repaid non-recourse mortgage loans at or close to maturity with an aggregate principal balance of approximately $142.7 million. We recognized an aggregate net loss on extinguishment of debt of $14.8 million during the year ended December 31, 2019, primarily comprised of prepayment penalties, which is included in Other gains and (losses) in the consolidated statements of income. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 4.4%. Amounts are based on the exchange rate of the related foreign currency as of the date of repayment, as applicable. We primarily used proceeds from issuances of common stock under our ATM Programs (Note 13) and proceeds from the issuances of senior notes to fund these prepayments.

Interest Paid

For the years ended December 31, 2020, 2019, and 2018, interest paid was $190.6 million, $208.4 million, and $157.3 million, respectively.

Foreign Currency Exchange Rate Impact

During the year ended December 31, 2020, the U.S. dollar weakened against the euro, resulting in an aggregate increase of $304.2 million in the aggregate carrying values of our Non-recourse mortgages, net, Senior Unsecured Credit Facility, and Senior Unsecured Notes, net from December 31, 2019 to December 31, 2020.

W. P. Carey 2020 10-K – 103

Notes to Consolidated Financial Statements
Scheduled Debt Principal Payments

Scheduled debt principal payments as of December 31, 2020 are as follows (in thousands):

Years Ending December 31,	Total (a)
2021	$90,624
2022	447,575
2023	962,106
2024	1,235,444
2025	955,767
Thereafter through 2031	3,057,090
Total principal payments	6,748,606
Unamortized discount, net (b)	(28,279)
Unamortized deferred financing costs	(24,329)
Total	$6,695,998
__________
(a)Certain amounts are based on the applicable foreign currency exchange rate at December 31, 2020.
(b)Represents the unamortized discount on the Senior Unsecured Notes of $22.5 million in aggregate, unamortized discount, net, of $4.5 million in aggregate primarily resulting from the assumption of property-level debt in connection with business combinations, and unamortized discount of $1.2 million on the Term Loan.

Note 12. Commitments and Contingencies

At December 31, 2020, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 13. Equity

Common Stock

Dividends paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. Our dividends per share are summarized as follows:

	Dividends Paid
	During the Years Ended December 31,
	2020	2019	2018
Ordinary income	$3.3112	$3.1939	$3.5122
Capital gains	0.8528	0.0187	0.5578
Return of capital	—	0.9194	—
Total dividends paid (a)	$4.1640	$4.1320	$4.0700
__________
(a)A portion of dividends paid during 2019 has been applied to 2018 for income tax purposes.

During the fourth quarter of 2020, our Board declared a quarterly dividend of $1.046 per share, which was paid on January 15, 2021 to stockholders of record as of December 31, 2020.

W. P. Carey 2020 10-K – 104

Notes to Consolidated Financial Statements
Earnings Per Share

Under current authoritative guidance for determining earnings per share, all nonvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be participating securities and therefore are included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. We apply the two-class method of computing earnings per share because during prior years, certain of our nonvested RSUs contained rights to receive non-forfeitable dividend equivalents or dividends. The calculation of earnings per share below excludes the income attributable to the nonvested participating RSUs from the numerator and such nonvested shares in the denominator. The following table summarizes basic and diluted earnings (in thousands, except share amounts):

	Years Ended December 31,
	2020	2019	2018
Net income attributable to W. P. Carey	$455,359	$305,243	$411,566
Net income attributable to nonvested participating RSUs	—	(77)	(340)
Net income – basic and diluted	$455,359	$305,166	$411,226

Weighted-average shares outstanding – basic	174,504,406	171,001,430	117,494,969
Effect of dilutive securities	335,022	297,984	211,476
Weighted-average shares outstanding – diluted	174,839,428	171,299,414	117,706,445

For the years ended December 31, 2020, 2019, and 2018, there were no potentially dilutive securities excluded from the computation of diluted earnings per share.

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

During the year ended December 31, 2020, we issued 2,500 shares of our common stock under our current ATM Program at a weighted-average price of $72.05 per share for net proceeds of $0.2 million. During the year ended December 31, 2019, we issued 6,672,412 shares of our common stock under our current and former ATM Programs at a weighted-average price of $79.70 per share for net proceeds of $523.3 million. During the year ended December 31, 2018, we issued 4,229,285 shares of our common stock under a prior ATM Program at a weighted-average price of $69.03 per share for net proceeds of $287.5 million. As of December 31, 2020, $616.5 million remained available for issuance under our current ATM Program.

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

W. P. Carey 2020 10-K – 105

Notes to Consolidated Financial Statements
During the year ended December 31, 2020, we settled a portion of the equity forwards by physically delivering 2,951,791 shares of common stock to certain forward purchasers for net proceeds of $199.7 million, which were primarily used to partially pay down amounts outstanding under our Unsecured Revolving Credit Facility and for general corporate purposes. As of December 31, 2020, 2,510,709 shares remained outstanding under the forward sale agreements. We expect to settle the forward sale agreements in full within 18 months of the offering date via physical delivery of the outstanding shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements, subject to certain conditions. The forward sale price that we will receive upon physical settlement of the agreements will be (i) subject to adjustment on a daily basis based on a floating interest rate factor equal to a specified daily rate less a spread (i.e., if the specified daily rate is less than the spread on any day, the interest rate factor will result in a daily reduction of the applicable forward sale price) and (ii) decreased based on amounts related to expected dividends on shares of our common stock during the term of the forward sale agreements.

We determined that the forward sale agreements meet the criteria for equity classification and are therefore exempt from derivative accounting. We recorded the forward sale agreements at fair value at inception, which we determined to be zero. Subsequent changes to fair value are not required under equity classification.

Noncontrolling Interests

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

W. P. Carey 2020 10-K – 106

Notes to Consolidated Financial Statements
Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Gains and (Losses) on Investments	Total
Balance at January 1, 2018	$9,172	$(245,022)	$(161)	$(236,011)
Other comprehensive loss before reclassifications	13,415	(52,069)	154	(38,500)
Amounts reclassified from accumulated other comprehensive loss to:
Gain on sale of real estate, net (Note 10, Note 16)	—	20,226	—	20,226
Other gains and (losses)	(8,892)	—	—	(8,892)
Interest expense	400	—	—	400
Total	(8,492)	20,226	—	11,734
Net current period other comprehensive loss	4,923	(31,843)	154	(26,766)
Net current period other comprehensive loss attributable to noncontrolling interests	7	7,774	—	7,781
Balance at December 31, 2018	14,102	(269,091)	(7)	(254,996)
Other comprehensive income before reclassifications	12,031	376	7	12,414
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(15,341)	—	—	(15,341)
Interest expense	2,256	—	—	2,256
Total	(13,085)	—	—	(13,085)
Net current period other comprehensive loss	(1,054)	376	7	(671)
Balance at December 31, 2019	13,048	(268,715)	—	(255,667)
Other comprehensive income before reclassifications	(23,124)	47,746	—	24,622
Amounts reclassified from accumulated other comprehensive loss to:
Other gains and (losses)	(10,672)	—	—	(10,672)
Interest expense	1,818	—	—	1,818
Total	(8,854)	—	—	(8,854)
Net current period other comprehensive income	(31,978)	47,746	—	15,768
Net current period other comprehensive income attributable to noncontrolling interests	(7)	—	—	(7)
Balance at December 31, 2020	$(18,937)	$(220,969)	$—	$(239,906)

See Note 10 for additional information on our derivatives activity recognized within Other comprehensive income (loss) for the periods presented.

W. P. Carey 2020 10-K – 107

Notes to Consolidated Financial Statements
Note 14. Stock-Based and Other Compensation

Stock-Based Compensation

At December 31, 2020, we maintained several stock-based compensation plans as described below. The total compensation expense (net of forfeitures) for awards issued under these plans was $15.9 million, $18.8 million, and $18.3 million for the years ended December 31, 2020, 2019, and 2018, respectively, which was included in Stock-based compensation expense in the consolidated financial statements. Approximately $4.2 million of the stock-based compensation expense recorded during the year ended December 31, 2018 was attributable to the modification of RSUs and PSUs in connection with the retirement of our former chief executive officer in February 2018. The tax benefit recognized by us related to these awards totaled $4.7 million, $5.1 million, and $6.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. The tax benefits for the years ended December 31, 2020, 2019, and 2018 were reflected as a deferred tax benefit within Benefit from (provision for) income taxes in the consolidated financial statements.

2017 Share Incentive Plan

We maintain the 2017 Share Incentive Plan, which authorizes the issuance of up to 4,000,000 shares of our common stock. The 2017 Share Incentive Plan provides for the grant of various stock- and cash-based awards, including (i) share options, (ii) RSUs, (iii) PSUs, (iv) RSAs, and (v) dividend equivalent rights. At December 31, 2020, 3,018,891 shares remained available for issuance under the 2017 Share Incentive Plan, which is more fully described in the 2019 Annual Report.

Employee Share Purchase Plan

We sponsor an employee share purchase plan (“ESPP”) pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain limits, to purchase our common stock semi-annually at a price equal to 90% of the fair market value at certain plan defined dates. Compensation expense under this plan for each of the years ended December 31, 2020, 2019, and 2018 was less than $0.1 million. Cash received from purchases under the ESPP during the years ended December 31, 2020, 2019, and 2018 was $0.4 million, $0.3 million, and $0.2 million, respectively.

W. P. Carey 2020 10-K – 108

Notes to Consolidated Financial Statements
Restricted and Conditional Awards

Nonvested RSAs, RSUs, and PSUs at December 31, 2020 and changes during the years ended December 31, 2020, 2019, and 2018 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2018	324,339	$61.43	281,299	$74.57
Granted	137,519	64.50	75,864	75.81
Vested (a)	(181,777)	62.25	(66,632)	76.96
Forfeited	(3,079)	61.71	(3,098)	76.49
Adjustment (b)	—	—	43,783	74.17
Nonvested at December 31, 2018	277,002	62.41	331,216	78.82
Granted	163,447	72.86	84,006	92.16
Vested (a)	(152,364)	62.11	(403,701)	74.04
Forfeited	(4,108)	68.10	(2,829)	75.81
Adjustment (b)	—	—	322,550	77.69
Nonvested at December 31, 2019	283,977	68.51	331,242	80.90
Granted (c)	146,162	81.02	90,518	104.65
Vested (a)	(163,607)	69.62	(156,838)	80.42
Forfeited	(5,555)	71.69	(6,715)	88.94
Adjustment (b)	—	—	3,806	62.07
Nonvested at December 31, 2020 (d)	260,977	$74.75	262,013	$88.99
__________
(a)The grant date fair value of shares vested during the years ended December 31, 2020, 2019, and 2018 was $24.0 million, $39.4 million, and $16.4 million, respectively. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At December 31, 2020 and 2019, we had an obligation to issue 986,859 and 893,713 shares, respectively, of our common stock underlying such deferred awards, which is recorded within Total stockholders’ equity as a Deferred compensation obligation of $42.0 million and $37.3 million, respectively.
(b)Vesting and payment of the PSUs is conditioned upon certain company and/or market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. As a result, we recorded adjustments to reflect the number of shares expected to be issued when the PSUs vest.
(c)The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing (i) a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period and (ii) future financial performance projections. To estimate the fair value of PSUs granted during the year ended December 31, 2020, we used a risk-free interest rate of 1.6%, an expected volatility rate of 15.2%, and assumed a dividend yield of zero.
(d)At December 31, 2020, total unrecognized compensation expense related to these awards was approximately $19.3 million, with an aggregate weighted-average remaining term of 1.7 years.

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

W. P. Carey 2020 10-K – 109

Notes to Consolidated Financial Statements
Profit-Sharing Plan

We sponsor a qualified profit-sharing plan and trust that generally permits all employees, as defined by the plan, to make pre-tax contributions into the plan. We are under no obligation to contribute to the plan and the amount of any contribution is determined by and at the discretion of our Board. In December 2020, 2019, and 2018, our Board determined that the contribution to the plan for each of those respective years would be 10% of an eligible participant’s compensation, up to the legal maximum allowable in each of those years of $28,500 for 2020, $28,000 for 2019, and $27,500 for 2018. For the years ended December 31, 2020, 2019, and 2018, amounts expensed for contributions to the trust were $1.9 million, $2.1 million, and $2.6 million, respectively, which were included in General and administrative expenses in the consolidated financial statements. The profit-sharing plan is a deferred compensation plan and is therefore considered to be outside the scope of current accounting guidance for stock-based compensation.

Note 15. Income Taxes

Income Tax Provision

The components of our (benefit from) provision for income taxes for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Federal
Current	$(1,118)	$407	$(829)
Deferred (a)	(33,040)	9,579	3,275
	(34,158)	9,986	2,446
State and Local
Current	3,284	(3,814)	4,820
Deferred (a)	(7,756)	(376)	3,042
	(4,472)	(4,190)	7,862
Foreign
Current	26,137	20,363	16,791
Deferred	(8,266)	52	(12,688)
	17,871	20,415	4,103
Total (Benefit from) Provision for Income Taxes	$(20,759)	$26,211	$14,411

W. P. Carey 2020 10-K – 110

Notes to Consolidated Financial Statements
A reconciliation of effective income tax for the periods presented is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Pre-tax (loss) income attributable to taxable subsidiaries (b) (c) (d)	$(56,789)	$74,754	$98,245

Federal provision at statutory tax rate (21%)	$(11,926)	$15,698	$20,632
Revocation of TRS Status (a)	(37,249)	—	(6,285)
Change in valuation allowance	13,946	11,041	6,735
Tax expense related to allocation of goodwill based on portion of Investment Management business sold (Note 4)	7,203	—	—
Non-deductible expense	6,303	5,313	4,996
State and local taxes, net of federal benefit	2,336	4,062	7,590
Windfall tax benefit	(2,132)	(5,183)	(3,754)
Rate differential (e)	(632)	(6,820)	(14,165)
Non-taxable income	(2)	103	(736)
Other	1,394	1,997	(602)
Total (benefit from) provision for income taxes	$(20,759)	$26,211	$14,411
__________
(a)Amount for the year ended December 31, 2020 includes an aggregate deferred tax benefit of $37.2 million as a result of the release of a deferred tax liability relating to our investment in shares of Lineage Logistics (Note 9), which converted to a REIT during the year and is therefore no longer subject to federal and state income taxes
(b)Pre-tax loss attributable to taxable subsidiaries for 2020 was primarily driven by: (i) a portion of the other-than-temporary impairment charges totaling $47.1 million recognized on our equity investments in CWI 1 and CWI 2 (Note 9), (ii) the allocation of $34.3 million of goodwill within our Investment Management segment as a result of the WLT management internalization (Note 4), and (iii) an impairment charge of $12.6 million recognized on an international property (Note 9).
(c)Pre-tax income attributable to taxable subsidiaries for 2019 includes unrealized gains on our investment in shares of Lineage Logistics totaling $32.9 million (prior to its REIT conversion in 2020, as described below) (Note 9).
(d)Pre-tax income attributable to taxable subsidiaries for 2018 includes taxable income associated with the accelerated vesting of shares previously issued by CPA:17 – Global to us for asset management services performed, in connection with the CPA:17 Merger.
(e)Amount for the year ended December 31, 2019 includes a current tax benefit of approximately $6.3 million due to a change in tax position for state and local taxes.

Benefit from income taxes for the year ended December 31, 2020 includes a deferred tax benefit of $6.3 million as a result of the other-than-temporary impairment charges that we recognized on our equity investments in CWI 1 and CWI 2 during the year (Note 9).

In light of the COVID-19 outbreak during the first quarter of 2020, we continue to monitor domestic and international tax considerations and the potential impact on our consolidated financial statements. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (U.S. federal legislation enacted on March 27, 2020 in response to the COVID-19 pandemic) provides that net operating losses incurred in 2018, 2019, or 2020 may be carried back to offset taxable income earned during the five-year period prior to the year in which the net operating loss was incurred. As a result, we recognized a $4.7 million current tax benefit during the year ended December 31, 2020 by carrying back certain net operating losses, which is included in Benefit from income taxes disclosed in the tables above.

W. P. Carey 2020 10-K – 111

Notes to Consolidated Financial Statements
Deferred Income Taxes

Deferred income taxes at December 31, 2020 and 2019 consist of the following (in thousands):

	December 31,
	2020	2019
Deferred Tax Assets
Net operating loss and other tax credit carryforwards	$49,869	$51,265
Basis differences — foreign investments	43,089	31,704
Lease liabilities (a)	14,144	1,472
Unearned and deferred compensation	9,753	10,345
Other	—	246
Total deferred tax assets	116,855	95,032
Valuation allowance	(86,069)	(73,643)
Net deferred tax assets	30,786	21,389
Deferred Tax Liabilities
Basis differences — foreign investments	(145,838)	(137,074)
ROU assets (a)	(12,618)	(1,163)
Basis differences — equity investees	(2,364)	(53,460)
Deferred revenue	(97)	(100)
Other	(632)	—
Total deferred tax liabilities	(161,549)	(191,797)
Net Deferred Tax Liability	$(130,763)	$(170,408)
__________
(a)Balances represent our basis differences for our office leases on domestic taxable subsidiaries. Basis differences on our foreign ground leases are included within the line item Basis differences — foreign investments.

Certain ROU assets and lease liabilities are now presented in the table above. Prior period amounts have been reclassified to conform to the current period presentation.

Our deferred tax assets and liabilities are primarily the result of temporary differences related to the following:

•Basis differences between tax and GAAP for certain international real estate investments. For income tax purposes, in certain acquisitions, we assume the seller’s basis, or the carry-over basis, in the acquired assets. The carry-over basis is typically lower than the purchase price, or the GAAP basis, resulting in a deferred tax liability with an offsetting increase to goodwill or the acquired tangible or intangible assets;
•Timing differences generated by differences in the GAAP basis and the tax basis of assets such as those related to capitalized acquisition costs, straight-line rent, prepaid rents, and intangible assets, as well as unearned and deferred compensation;
•Basis differences in equity investments represents fees earned in shares recognized under GAAP into income and deferred for U.S. taxes based upon a share vesting schedule; and
•Tax net operating losses in certain subsidiaries, including those domiciled in foreign jurisdictions, that may be realized in future periods if the respective subsidiary generates sufficient taxable income. Certain net operating losses and interest carryforwards were subject to limitations as a result of the CPA:17 Merger, and thus could not be applied to reduce future income tax liabilities.

As of December 31, 2020, U.S. federal and state net operating loss carryforwards were $16.1 million and $12.1 million, respectively, which will begin to expire in 2033. As of December 31, 2020, net operating loss carryforwards in foreign jurisdictions were $56.2 million, which will begin to expire in 2021.

W. P. Carey 2020 10-K – 112

Notes to Consolidated Financial Statements
The net deferred tax liability in the table above is comprised of deferred tax asset balances, net of certain deferred tax liabilities and valuation allowances, of $15.1 million and $8.9 million at December 31, 2020 and 2019, respectively, which are included in Other assets, net in the consolidated balance sheets, and other deferred tax liability balances of $145.8 million and $179.3 million at December 31, 2020 and 2019, respectively, which are included in Deferred income taxes in the consolidated balance sheets.

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

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2020	2019
Beginning balance	$5,756	$6,105
Decrease due to lapse in statute of limitations	(783)	(497)
Addition based on tax positions related to the current year	591	543
Foreign currency translation adjustments	515	(108)
Addition (decrease) based on tax positions related to the prior year	233	(287)
Ending balance	$6,312	$5,756

At December 31, 2020 and 2019, we had unrecognized tax benefits as presented in the table above that, if recognized, would have a favorable impact on our effective income tax rate in future periods. These unrecognized tax benefits are recorded as liabilities within Accounts payable, accrued expenses and other liabilities on our consolidated balance sheets. We recognize interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2020 and 2019, we had approximately $1.7 million and $1.6 million, respectively, of accrued interest related to uncertain tax positions.

Income Taxes Paid

Income taxes paid were $43.5 million, $35.3 million, and $23.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

W. P. Carey 2020 10-K – 113

Notes to Consolidated Financial Statements
Tax authorities in the relevant jurisdictions may select our tax returns for audit and propose adjustments before the expiration of the statute of limitations. Our tax returns filed for tax years 2015 through 2019 or any ongoing audits remain open to adjustment in the major tax jurisdictions.

Note 16. Property Dispositions

We have an active capital recycling program, with a goal of extending the average lease term through reinvestment, improving portfolio credit quality through dispositions and acquisitions of assets, increasing the asset criticality factor in our portfolio, and/or executing strategic dispositions of assets. We may decide to dispose of a property when it is vacant as a result of tenants vacating space, tenants electing not to renew their leases, tenant insolvency, or lease rejection in the bankruptcy process. In such cases, we assess whether we can obtain the highest value from the property by selling it, as opposed to re-leasing it. We may also sell a property when we receive an unsolicited offer or negotiate a price for an investment that is consistent with our strategy for that investment. When it is appropriate to do so, we classify the property as an asset held for sale on our consolidated balance sheet. All property dispositions are recorded within our Real Estate segment.

2020 — During the year ended December 31, 2020, we sold 22 properties for total proceeds, net of selling costs, of $366.5 million (inclusive of $4.7 million attributable to a noncontrolling interest), and recognized a net gain on these sales totaling $109.4 million (inclusive of income taxes totaling $3.0 million recognized upon sale and $0.6 million attributable to a noncontrolling interest). Disposition activity included the sale of one of our two hotel operating properties in January 2020 for total proceeds, net of selling costs, of $103.5 million (inclusive of $4.7 million attributable to a noncontrolling interest), which was held for sale as of December 31, 2019 (Note 5).

2019 — During the year ended December 31, 2019, we sold 14 properties for total proceeds, net of selling costs, of $308.0 million and recognized a net gain on these sales totaling $10.9 million (inclusive of income taxes totaling $1.2 million recognized upon sale).

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

2018 — During the year ended December 31, 2018, we sold 49 properties for total proceeds, net of selling costs, of $431.6 million and recognized a net gain on these sales totaling $112.3 million (inclusive of income taxes totaling $21.8 million recognized upon sale). Disposition activity included the sale of one of our hotel operating properties in April 2018. In connection with the sale of 28 properties in Australia in December 2018, and in accordance with ASC 830-30-40, Foreign Currency Matters, we reclassified an aggregate of $20.2 million of net foreign currency translation losses, including net gains of $7.6 million from net investment hedge forward currency contracts (Note 10), from Accumulated other comprehensive loss to Gain on sale of real estate, net (as a reduction to Gain on sale of real estate, net), since the sale represented a disposal of all of our Australian investments (Note 13).

In addition, in June 2018, we completed a nonmonetary transaction, in which we disposed of 23 properties in exchange for the acquisition of one property leased to the same tenant. This swap was recorded based on the fair value of the property acquired of $85.5 million, which resulted in a net gain of $6.3 million, and was a non-cash investing activity (Note 5).

W. P. Carey 2020 10-K – 114

Notes to Consolidated Financial Statements
Note 17. Segment Reporting

We evaluate our results from operations by our two major business segments: Real Estate and Investment Management (Note 1). The following tables present a summary of comparative results and assets for these business segments (in thousands):

Real Estate

	Years Ended December 31,
	2020	2019	2018
Revenues
Lease revenues	$1,154,504	$1,086,375	$744,498
Lease termination income and other	12,094	36,268	6,555
Operating property revenues (a)	11,399	50,220	28,072
	1,177,997	1,172,863	779,125
Operating Expenses
Depreciation and amortization (b)	441,948	443,300	287,461
General and administrative (b)	70,127	56,796	47,210
Reimbursable tenant costs	56,409	55,576	28,076
Property expenses, excluding reimbursable tenant costs	44,067	39,545	22,773
Impairment charges	35,830	32,539	4,790
Stock-based compensation expense (b)	15,247	13,248	10,450
Operating property expenses	9,901	38,015	20,150
Merger and other expenses	(937)	101	41,426
	672,592	679,120	462,336
Other Income and Expenses
Interest expense	(210,087)	(233,325)	(178,375)
Gain on sale of real estate, net	109,370	18,143	118,605
Other gains and (losses)	46,074	30,251	30,015
Equity in (losses) earnings of equity method investments in real estate	(9,017)	2,361	13,341
(Loss) gain on change in control of interests	—	(8,416)	18,792
	(63,660)	(190,986)	2,378
Income before income taxes	441,745	302,757	319,167
Benefit from (provision for) income taxes	18,498	(30,802)	844
Net Income from Real Estate	460,243	271,955	320,011
Net (income) loss attributable to noncontrolling interests	(731)	110	(12,775)
Net Income from Real Estate Attributable to W. P. Carey	$459,512	$272,065	$307,236

W. P. Carey 2020 10-K – 115

Notes to Consolidated Financial Statements
Investment Management

	Years Ended December 31,
	2020	2019	2018
Revenues
Asset management revenue	$21,973	$39,132	$63,556
Reimbursable costs from affiliates	8,855	16,547	21,925
Structuring and other advisory revenue	494	4,224	21,126
	31,322	59,903	106,607
Operating Expenses
Reimbursable costs from affiliates	8,855	16,547	21,925
General and administrative (b)	5,823	18,497	21,127
Subadvisor fees	1,469	7,579	9,240
Merger and other expenses	1,184	—	—
Depreciation and amortization (b)	987	3,835	3,979
Stock-based compensation expense (b)	691	5,539	7,844
	19,009	51,997	64,115
Other Income and Expenses
Equity in (losses) earnings of equity method investments in the Managed Programs	(9,540)	20,868	48,173
Other gains and (losses)	678	1,224	(102)
Gain on change in control of interests	—	—	29,022
	(8,862)	22,092	77,093
Income before income taxes	3,451	29,998	119,585
Benefit from (provision for) income taxes	2,261	4,591	(15,255)
Net Income from Investment Management	5,712	34,589	104,330
Net income attributable to noncontrolling interests	(9,865)	(1,411)	—
Net (Loss) Income from Investment Management Attributable to W. P. Carey	$(4,153)	$33,178	$104,330

Total Company

	Years Ended December 31,
	2020	2019	2018
Revenues	$1,209,319	$1,232,766	$885,732
Operating expenses	691,601	731,117	526,451
Other income and expenses	(72,522)	(168,894)	79,471
Benefit from (provision for) income taxes	20,759	(26,211)	(14,411)
Net income attributable to noncontrolling interests	(10,596)	(1,301)	(12,775)
Net income attributable to W. P. Carey	$455,359	$305,243	$411,566

	Total Assets at December 31,
	2020	2019
Real Estate	$14,582,015	$13,811,403
Investment Management (c)	125,621	249,515
Total Company	$14,707,636	$14,060,918
__________

W. P. Carey 2020 10-K – 116

Notes to Consolidated Financial Statements
(a)Operating property revenues from our hotels include (i) $4.0 million, $15.0 million, and $15.2 million for the years ended December 31, 2020, 2019, and 2018, respectively, generated from a hotel in Bloomington, Minnesota (revenues decreased due to the adverse effect of the COVID-19 pandemic on the hotel’s operations), (ii) $1.9 million, $14.4 million, and $1.7 million for the years ended December 31, 2020, 2019, and 2018, respectively, generated from a hotel in Miami, Florida, which was acquired in the CPA:17 Merger (Note 3) and sold in January 2020 (Note 16), and (iii) $4.8 million for the year ended December 31, 2018, generated from a hotel in Memphis, Tennessee, which was sold in April 2018 (Note 16).
(b)Beginning with the second quarter of 2020, general and administrative expenses attributed to our Investment Management segment are comprised of the incremental costs of providing services to the Managed Programs, which are fully reimbursed by those funds (resulting in no net expense for us). All other general and administrative expenses are attributed to our Real Estate segment. Previously, general and administrative expenses were allocated based on time incurred by our personnel for the Real Estate and Investment Management segments. In addition, beginning with the second quarter of 2020, stock-based compensation expense and corporate depreciation and amortization expense are fully recognized within our Real Estate segment. In light of the termination of the advisory agreements with CWI 1 and CWI 2 in connection with the WLT management internalization (Note 4), we now view essentially all assets, liabilities, and operational expenses as part of our Real Estate segment, other than incremental activities that are expected to wind down as we manage CPA:18 – Global and CESH through the end of their respective life cycles (Note 2). These changes between the segments had no impact on our consolidated financial statements.
(c)Following the WLT management internalization and redemption of the special general partner interests in CWI 1 and CWI 2 on April 13, 2020, we no longer own equity investments in those funds, which were previously included within our Investment Management segment (Note 2, Note 4, Note 8). Our investment in shares of common stock of WLT is included within our Real Estate segment (as an equity method investment in real estate) (Note 8). In addition, we allocated $34.3 million of goodwill within our Investment Management segment during the year ended December 31, 2020, since the WLT management internalization resulted in a sale of a portion of our Investment Management business (Note 4, Note 7).

Our portfolio is comprised of domestic and international investments. At December 31, 2020, our international investments within our Real Estate segment were comprised of investments in Germany, the United Kingdom, Spain, the Netherlands, Poland, Italy, Denmark, Croatia, France, Finland, Canada, Mexico, Norway, Hungary, Lithuania, Portugal, the Czech Republic, Sweden, Slovakia, Austria, Japan, Belgium, Latvia, and Estonia. We sold all of our investments in Australia during 2018 (Note 16). No tenant or international country individually comprised at least 10% of our total lease revenues for the years ended December 31, 2020, 2019, or 2018, or at least 10% of our total long-lived assets at December 31, 2020 or 2019. Revenues and assets within our Investment Management segment are entirely domestic. The following tables present the geographic information for our Real Estate segment (in thousands):

	Years Ended December 31,
	2020	2019	2018
Revenues
Domestic	$756,763	$783,828	$499,342
International	421,234	389,035	279,783
Total	$1,177,997	$1,172,863	$779,125

	December 31,
	2020	2019
Long-lived Assets (a)
Domestic	$7,565,663	$7,574,110
International	4,796,766	4,342,635
Total	$12,362,429	$11,916,745

Equity Investments in Real Estate
Domestic	$152,451	$110,822
International	74,438	83,615
Total	$226,889	$194,437
__________
(a)Consists of Net investments in real estate.

W. P. Carey 2020 10-K – 117

Notes to Consolidated Financial Statements
Note 18. Selected Quarterly Financial Data (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Revenues	$308,999	$290,530	$302,419	$307,371
Expenses	192,987	158,379	162,239	177,996
Net income	66,702	115,204	149,434	134,615
Net income attributable to noncontrolling interests	(612)	(9,904)	(37)	(43)
Net income attributable to W. P. Carey	66,090	105,300	149,397	134,572
Earnings per share attributable to W. P. Carey:
Basic (a)	$0.38	$0.61	$0.85	$0.76
Diluted (a)	$0.38	$0.61	$0.85	$0.76

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenues	$298,323	$305,211	$318,005	$311,227
Expenses	177,722	179,170	198,409	175,816
Net income	68,796	66,121	41,835	129,792
Net income attributable to noncontrolling interests	(302)	(83)	(496)	(420)
Net income attributable to W. P. Carey	68,494	66,038	41,339	129,372
Earnings per share attributable to W. P. Carey:
Basic (a)	$0.41	$0.39	$0.24	$0.75
Diluted (a)	$0.41	$0.38	$0.24	$0.75
__________
(a)The sum of the quarterly basic and diluted earnings per share amounts may not agree to the full year basic and diluted earnings per share amounts because the calculations of basic and diluted weighted-average shares outstanding for each quarter and the full year are performed independently.

W. P. Carey 2020 10-K – 118

Notes to Consolidated Financial Statements
Note 19. Subsequent Events

Acquisitions and Completed Construction Projects

In January and February 2021, we completed investments totaling approximately $203.1 million. Acquisitions totaling $149.3 million are as follows:

•$75.0 million for two food production and cold storage facilities in California;
•$55.2 million for seven automotive dealerships and three office facilities in New Jersey and Pennsylvania; and
•$19.1 million for two industrial facilities in Grove City, OH, and Anderson, South Carolina.

It is not practicable to disclose the preliminary purchase price allocations for these transactions given the short period of time between the acquisition dates and the filing of this Report.

Completed construction projects totaling approximately $53.8 million are as follows:

•$51.3 million for a build-to-suit project for a headquarters and industrial facility in Langen, Germany (based on the exchange rate of the euro on the date of completion); and
•$2.5 million for an expansion at an office facility in Mason, Ohio.

Dispositions

In January 2021, we sold a fitness facility in Salt Lake City, Utah, for gross proceeds of $12.5 million. This property was classified as held for sale as of December 31, 2020 (Note 5).

Dividend from our Investment in Shares of Lineage Logistics

In January 2021, we received a cash dividend of $6.4 million from our investment in shares of Lineage Logistics (Note 9).

W. P. Carey 2020 10-K – 119

W. P. CAREY INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2020, 2019, and 2018
(in thousands)

Description	Balance at Beginning of Year	Other Additions	Deductions	Balance at End of Year
Year Ended December 31, 2020
Valuation reserve for deferred tax assets	$73,643	$31,470	$(19,044)	$86,069

Year Ended December 31, 2019
Valuation reserve for deferred tax assets	$54,499	$22,384	$(3,240)	$73,643

Year Ended December 31, 2018
Valuation reserve for deferred tax assets	$39,155	$30,557	$(15,213)	$54,499

W. P. Carey 2020 10-K – 120

W. P. CAREY INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Land, Buildings and Improvements Subject to Operating Leases
Industrial facilities in Erlanger, KY	$—	$1,526	$21,427	$2,966	$(84)	$1,526	$24,309	$25,835	$14,240	1979; 1987	Jan. 1998	40 yrs.
Industrial facilities in Thurmont, MD and Farmington, NY	—	729	5,903	—	—	729	5,903	6,632	2,633	1964; 1983	Jan. 1998	15 yrs.
Warehouse facilities in Anchorage, AK and Commerce, CA	—	4,905	11,898	—	12	4,905	11,910	16,815	6,399	1948; 1975	Jan. 1998	40 yrs.
Industrial facility in Toledo, OH	—	224	2,408	—	—	224	2,408	2,632	1,806	1966	Jan. 1998	40 yrs.
Industrial facility in Goshen, IN	—	239	940	—	—	239	940	1,179	510	1973	Jan. 1998	40 yrs.
Office facility in Raleigh, NC	—	1,638	2,844	187	(2,554)	828	1,287	2,115	969	1983	Jan. 1998	20 yrs.
Office facility in King of Prussia, PA	—	1,219	6,283	1,295	—	1,219	7,578	8,797	4,233	1968	Jan. 1998	40 yrs.
Industrial facility in Pinconning, MI	—	32	1,692	—	—	32	1,692	1,724	973	1948	Jan. 1998	40 yrs.
Industrial facilities in Sylmar, CA	5,970	2,052	5,322	—	(1,889)	1,494	3,991	5,485	2,307	1962; 1979	Jan. 1998	40 yrs.
Retail facilities in several cities in the following states: Alabama, Florida, Georgia, Illinois, Louisiana, Missouri, New Mexico, North Carolina, South Carolina, Tennessee, and Texas	—	9,382	—	238	14,696	9,025	15,291	24,316	7,217	Various	Jan. 1998	15 yrs.
Industrial facility in Glendora, CA	—	1,135	—	—	1,942	1,152	1,925	3,077	385	1950	Jan. 1998	10 yrs.
Warehouse facility in Doraville, GA	—	3,288	9,864	17,079	(11,410)	3,288	15,533	18,821	1,773	2016	Jan. 1998	40 yrs.
Office facility in Collierville, TN and warehouse facility in Corpus Christi, TX	—	3,490	72,497	3,513	(15,608)	288	63,604	63,892	19,957	1989; 1999	Jan. 1998	40 yrs.
Land in Irving and Houston, TX	—	9,795	—	—	—	9,795	—	9,795	—	N/A	Jan. 1998	N/A
Industrial facility in Chandler, AZ	—	5,035	18,957	8,317	516	5,035	27,790	32,825	15,148	1989	Jan. 1998	40 yrs.
Office facility in Bridgeton, MO	—	842	4,762	2,523	(196)	842	7,089	7,931	3,771	1972	Jan. 1998	40 yrs.
Retail facility in Waterford Township, MI	—	1,039	4,788	236	(2,297)	494	3,272	3,766	1,347	1972	Jan. 1998	35 yrs.
Warehouse facility in Memphis, TN	—	1,882	3,973	294	(3,892)	328	1,929	2,257	1,375	1969	Jan. 1998	15 yrs.
Industrial facility in Romulus, MI	—	454	6,411	525	—	454	6,936	7,390	1,377	1970	Jan. 1998	10 yrs.
Retail facility in Bellevue, WA	—	4,125	11,812	393	(123)	4,371	11,836	16,207	6,598	1994	Apr. 1998	40 yrs.
Office facility in Rio Rancho, NM	—	1,190	9,353	5,866	(238)	2,287	13,884	16,171	6,634	1999	Jul. 1998	40 yrs.
Office facility in Moorestown, NJ	—	351	5,981	1,667	1	351	7,649	8,000	4,477	1964	Feb. 1999	40 yrs.
Industrial facilities in Lenexa, KS and Winston-Salem, NC	—	1,860	12,539	3,075	(1,135)	1,725	14,614	16,339	7,139	1968; 1980	Sep. 2002	40 yrs.
Office facilities in Playa Vista and Venice, CA	20,567	2,032	10,152	52,817	1	5,889	59,113	65,002	17,087	1991; 1999	Sep. 2004; Sep. 2012	40 yrs.
Warehouse facility in Greenfield, IN	—	2,807	10,335	223	(8,383)	967	4,015	4,982	2,001	1995	Sep. 2004	40 yrs.
Retail facility in Hot Springs, AR	—	850	2,939	2	(2,614)	—	1,177	1,177	480	1985	Sep. 2004	40 yrs.
Warehouse facilities in Apopka, FL	—	362	10,855	1,195	(155)	337	11,920	12,257	4,364	1969	Sep. 2004	40 yrs.
Land in San Leandro, CA	—	1,532	—	—	—	1,532	—	1,532	—	N/A	Dec. 2006	N/A

W. P. Carey 2020 10-K – 121

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2020
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Fitness facility in Austin, TX	—	1,725	5,168	—	—	1,725	5,168	6,893	2,554	1995	Dec. 2006	29 yrs.
Retail facility in Wroclaw, Poland	—	3,600	10,306	—	(2,809)	3,068	8,029	11,097	2,594	2007	Dec. 2007	40 yrs.
Office facility in Fort Worth, TX	—	4,600	37,580	186	—	4,600	37,766	42,366	10,289	2003	Feb. 2010	40 yrs.
Warehouse facility in Mallorca, Spain	—	11,109	12,636	—	648	11,391	13,002	24,393	3,437	2008	Jun. 2010	40 yrs.
Retail facilities in Snellville, GA and Virginia Beach, VA	—	5,646	12,367	—	(10,048)	2,747	5,218	7,965	1,130	2005; 2007	Sep. 2012	40 yrs.
Net-lease hotels in Irvine, Sacramento, and San Diego, CA; Orlando, FL; Des Plaines, IL; Indianapolis, IN; Louisville, KY; Linthicum Heights, MD; Newark, NJ; Albuquerque, NM; and Spokane, WA	126,154	32,680	198,999	—	—	32,680	198,999	231,679	45,253	1989; 1990	Sep. 2012	34 - 37 yrs.
Industrial facilities in Auburn, IN; Clinton Township, MI; and Bluffton, OH	—	4,403	20,298	—	(3,870)	2,589	18,242	20,831	4,638	1968; 1975; 1995	Sep. 2012; Jan. 2014	30 yrs.
Land in Irvine, CA	1,650	4,173	—	—	—	4,173	—	4,173	—	N/A	Sep. 2012	N/A
Industrial facility in Alpharetta, GA	—	2,198	6,349	1,247	—	2,198	7,596	9,794	2,091	1997	Sep. 2012	30 yrs.
Office facility in Clinton, NJ	17,554	2,866	34,834	—	—	2,866	34,834	37,700	9,602	1987	Sep. 2012	30 yrs.
Office facilities in St. Petersburg, FL	—	3,280	24,627	3,288	—	3,280	27,915	31,195	7,036	1996; 1999	Sep. 2012	30 yrs.
Movie theater in Baton Rouge, LA	—	4,168	5,724	3,200	—	4,168	8,924	13,092	2,296	2003	Sep. 2012	30 yrs.
Industrial and office facility in San Diego, CA	—	7,804	16,729	5,415	(832)	7,804	21,312	29,116	5,942	2002	Sep. 2012	30 yrs.
Industrial facility in Richmond, CA	—	895	1,953	—	—	895	1,953	2,848	538	1999	Sep. 2012	30 yrs.
Warehouse facilities in Kingman, AZ; Woodland, CA; Jonesboro, GA; Kansas City, MO; Springfield, OR; Fogelsville, PA; and Corsicana, TX	49,427	16,386	84,668	7,187	—	16,386	91,855	108,241	23,146	Various	Sep. 2012	30 yrs.
Industrial facilities in Rocky Mount, NC and Lewisville, TX	—	2,163	17,715	609	(8,389)	1,132	10,966	12,098	2,957	1948; 1989	Sep. 2012	30 yrs.
Industrial facilities in Chattanooga, TN	—	558	5,923	—	—	558	5,923	6,481	1,615	1974; 1989	Sep. 2012	30 yrs.
Industrial facility in Mooresville, NC	1,994	756	9,775	—	—	756	9,775	10,531	2,657	1997	Sep. 2012	30 yrs.
Industrial facility in McCalla, AL	—	960	14,472	42,662	(254)	2,076	55,764	57,840	9,200	2004	Sep. 2012	31 yrs.
Office facility in Lower Makefield Township, PA	—	1,726	12,781	4,378	—	1,726	17,159	18,885	4,139	2002	Sep. 2012	30 yrs.
Industrial facility in Fort Smith, AZ	—	1,063	6,159	—	—	1,063	6,159	7,222	1,656	1982	Sep. 2012	30 yrs.
Retail facilities in Greenwood, IN and Buffalo, NY	5,950	—	19,990	—	—	—	19,990	19,990	5,318	2000; 2003	Sep. 2012	30 - 31 yrs.
Industrial facilities in Bowling Green, KY and Jackson, TN	—	1,492	8,182	184	—	1,492	8,366	9,858	2,195	1989; 1995	Sep. 2012	31 yrs.
Education facilities in Rancho Cucamonga, CA and Exton, PA	—	14,006	33,683	6,219	(20,142)	6,638	27,128	33,766	5,663	2004	Sep. 2012	31 - 32 yrs.
Industrial facilities in St. Petersburg, FL; Buffalo Grove, IL; West Lafayette, IN; Excelsior Springs, MO; and North Versailles, PA	4,406	6,559	19,078	2,057	—	6,559	21,135	27,694	5,075	Various	Sep. 2012	31 yrs.

W. P. Carey 2020 10-K – 122

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2020
(in thousands)

				Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

		Initial Cost to Company
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facilities in Tolleson, AZ; Alsip, IL; and Solvay, NY	6,407	6,080	23,424	—	—	6,080	23,424	29,504	6,181	1990; 1994; 2000	Sep. 2012	31 yrs.
Fitness facilities in Englewood, CO; Memphis TN; and Bedford, TX	864	4,877	4,258	5,215	4,756	4,877	14,229	19,106	4,353	1990; 1995; 2001	Sep. 2012	31 yrs.
Office facility in Mons, Belgium	5,136	1,505	6,026	653	(408)	1,436	6,340	7,776	1,608	1982	Sep. 2012	32 yrs.
Warehouse facilities in Oceanside, CA and Concordville, PA	1,904	3,333	8,270	—	—	3,333	8,270	11,603	2,188	1989; 1996	Sep. 2012	31 yrs.
Net-lease self-storage facilities located throughout the United States	—	74,551	319,186	—	(50)	74,501	319,186	393,687	83,566	Various	Sep. 2012	31 yrs.
Warehouse facility in La Vista, NE	18,459	4,196	23,148	—	—	4,196	23,148	27,344	5,711	2005	Sep. 2012	33 yrs.
Office facility in Pleasanton, CA	—	3,675	7,468	—	—	3,675	7,468	11,143	1,950	2000	Sep. 2012	31 yrs.
Office facility in San Marcos, TX	—	440	688	—	—	440	688	1,128	179	2000	Sep. 2012	31 yrs.
Office facility in Chicago, IL	—	2,169	19,010	72	(72)	2,169	19,010	21,179	4,925	1910	Sep. 2012	31 yrs.
Industrial facilities in Hollywood and Orlando, FL	—	3,639	1,269	—	—	3,639	1,269	4,908	329	1996	Sep. 2012	31 yrs.
Warehouse facility in Golden, CO	—	808	4,304	77	—	808	4,381	5,189	1,248	1998	Sep. 2012	30 yrs.
Industrial facility in Texarkana, TX	—	1,755	4,493	—	(2,783)	216	3,249	3,465	842	1997	Sep. 2012	31 yrs.
Industrial facility in South Jordan, UT	—	2,183	11,340	1,642	—	2,183	12,982	15,165	3,220	1995	Sep. 2012	31 yrs.
Warehouse facility in Ennis, TX	—	478	4,087	145	(145)	478	4,087	4,565	1,059	1989	Sep. 2012	31 yrs.
Retail facility in Braintree, MA	—	2,409	—	6,184	(1,403)	1,006	6,184	7,190	1,417	1994	Sep. 2012	30 yrs.
Office facility in Paris, France	—	23,387	43,450	703	(3,010)	22,316	42,214	64,530	10,481	1975	Sep. 2012	32 yrs.
Retail facilities in Bydgoszcz, Czestochowa, Jablonna, Katowice, Kielce, Lodz, Lubin, Olsztyn, Opole, Plock, Rybnik, Walbrzych, and Warsaw, Poland	—	26,564	72,866	—	(4,599)	25,302	69,529	94,831	24,118	Various	Sep. 2012	23 - 34 yrs.
Industrial facilities in Danbury, CT and Bedford, MA	4,072	3,519	16,329	—	—	3,519	16,329	19,848	4,514	1965; 1980	Sep. 2012	29 yrs.
Industrial facility in Brownwood, TX	—	722	6,268	—	—	722	6,268	6,990	836	1964	Sep. 2012	15 yrs.
Industrial and office facility in Tampere, Finland	—	2,309	37,153	—	(2,317)	2,146	34,999	37,145	8,478	2012	Jun. 2013	40 yrs.
Office facility in Quincy, MA	—	2,316	21,537	127	—	2,316	21,664	23,980	4,437	1989	Jun. 2013	40 yrs.
Office facility in Salford, United Kingdom	—	—	30,012	—	(3,825)	—	26,187	26,187	4,924	1997	Sep. 2013	40 yrs.
Office facility in Lone Tree, CO	—	4,761	28,864	3,381	—	4,761	32,245	37,006	6,750	2001	Nov. 2013	40 yrs.
Office facility in Mönchengladbach, Germany	34,044	2,154	6,917	50,626	3,623	2,357	60,963	63,320	7,822	2015	Dec. 2013	40 yrs.
Fitness facility in Houston, TX	—	2,430	2,270	—	—	2,430	2,270	4,700	700	1995	Jan. 2014	23 yrs.
Fitness facility in St. Charles, MO	—	1,966	1,368	1,352	—	1,966	2,720	4,686	793	1987	Jan. 2014	27 yrs.
Office facility in Scottsdale, AZ	—	22,300	42,329	—	—	22,300	42,329	64,629	525	1977	Jan. 2014	34 yrs.
Industrial facility in Aurora, CO	—	737	2,609	—	—	737	2,609	3,346	571	1985	Jan. 2014	32 yrs.
Warehouse facility in Burlington, NJ	—	3,989	6,213	377	—	3,989	6,590	10,579	1,793	1999	Jan. 2014	26 yrs.

W. P. Carey 2020 10-K – 123

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2020
(in thousands)

				Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

		Initial Cost to Company
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facility in Albuquerque, NM	—	2,467	3,476	606	—	2,467	4,082	6,549	1,064	1993	Jan. 2014	27 yrs.
Industrial facility in North Salt Lake, UT	—	10,601	17,626	—	(16,936)	4,388	6,903	11,291	1,825	1981	Jan. 2014	26 yrs.
Industrial facilities in Lexington, NC and Murrysville, PA	—	2,185	12,058	—	2,713	1,608	15,348	16,956	3,825	1940; 1995	Jan. 2014	28 yrs.
Land in Welcome, NC	—	980	11,230	—	(11,724)	486	—	486	—	N/A	Jan. 2014	N/A
Industrial facilities in Evansville, IN; Lawrence, KS; and Baltimore, MD	—	4,005	44,192	—	—	4,005	44,192	48,197	12,823	1911; 1967; 1982	Jan. 2014	24 yrs.
Industrial facilities in Colton, CA; Bonner Springs, KS; and Dallas, TX and land in Eagan, MN	—	8,451	25,457	—	298	8,451	25,755	34,206	6,203	1978; 1979; 1986	Jan. 2014	17 - 34 yrs.
Retail facility in Torrance, CA	—	8,412	12,241	1,377	(76)	8,335	13,619	21,954	3,947	1973	Jan. 2014	25 yrs.
Office facility in Houston, TX	—	6,578	424	560	—	6,578	984	7,562	454	1978	Jan. 2014	27 yrs.
Land in Doncaster, United Kingdom	—	4,257	4,248	—	(8,098)	407	—	407	—	N/A	Jan. 2014	N/A
Warehouse facility in Norwich, CT	7,134	3,885	21,342	—	2	3,885	21,344	25,229	5,226	1960	Jan. 2014	28 yrs.
Warehouse facility in Norwich, CT	—	1,437	9,669	—	—	1,437	9,669	11,106	2,367	2005	Jan. 2014	28 yrs.
Land in Whitehall, PA	—	7,435	9,093	—	(9,545)	6,983	—	6,983	—	N/A	Jan. 2014	N/A
Retail facilities in York, PA	2,972	3,776	10,092	—	(2,016)	2,668	9,184	11,852	2,138	1992; 2005	Jan. 2014	26 - 34 yrs.
Industrial facility in Pittsburgh, PA	—	1,151	10,938	—	—	1,151	10,938	12,089	3,056	1991	Jan. 2014	25 yrs.
Warehouse facilities in Atlanta, GA and Elkwood, VA	—	5,356	4,121	—	(2,104)	4,284	3,089	7,373	767	1975	Jan. 2014	28 yrs.
Warehouse facility in Harrisburg, NC	—	1,753	5,840	—	(111)	1,642	5,840	7,482	1,548	2000	Jan. 2014	26 yrs.
Industrial facility in Chandler, AZ; industrial, office, and warehouse facility in Englewood, CO; and land in Englewood, CO	2,829	4,306	7,235	—	3	4,306	7,238	11,544	1,655	1978; 1987	Jan. 2014	30 yrs.
Industrial facility in Cynthiana, KY	1,411	1,274	3,505	525	(107)	1,274	3,923	5,197	958	1967	Jan. 2014	31 yrs.
Industrial facility in Columbia, SC	—	2,843	11,886	—	—	2,843	11,886	14,729	3,640	1962	Jan. 2014	23 yrs.
Movie theater in Midlothian, VA	—	2,824	16,618	—	—	2,824	16,618	19,442	1,128	2000	Jan. 2014	40 yrs.
Net-lease student housing facility in Laramie, WY	—	1,966	18,896	—	—	1,966	18,896	20,862	4,846	2007	Jan. 2014	33 yrs.
Office facility in Greenville, SC	6,881	562	7,916	—	(949)	474	7,055	7,529	2,195	1972	Jan. 2014	25 yrs.
Warehouse facilities in Mendota, IL; Toppenish, WA; and Plover, WI	—	1,444	21,208	—	(623)	1,382	20,647	22,029	6,370	1996	Jan. 2014	23 yrs.
Industrial facility in Allen, TX and office facility in Sunnyvale, CA	—	9,297	24,086	—	(42)	9,255	24,086	33,341	5,388	1981; 1997	Jan. 2014	31 yrs.
Industrial facilities in Hampton, NH	5,002	8,990	7,362	—	—	8,990	7,362	16,352	1,678	1976	Jan. 2014	30 yrs.
Industrial facilities located throughout France	—	36,306	5,212	337	11,470	29,029	24,296	53,325	1,895	Various	Jan. 2014	23 yrs.
Retail facility in Fairfax, VA	—	3,402	16,353	—	—	3,402	16,353	19,755	4,295	1998	Jan. 2014	26 yrs.
Retail facility in Lombard, IL	—	5,087	8,578	—	—	5,087	8,578	13,665	2,253	1999	Jan. 2014	26 yrs.
Warehouse facility in Plainfield, IN	17,350	1,578	29,415	706	—	1,578	30,121	31,699	6,707	1997	Jan. 2014	30 yrs.

W. P. Carey 2020 10-K – 124

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2020
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Retail facility in Kennesaw, GA	—	2,849	6,180	5,530	(76)	2,773	11,710	14,483	2,772	1999	Jan. 2014	26 yrs.
Retail facility in Leawood, KS	—	1,487	13,417	—	—	1,487	13,417	14,904	3,524	1997	Jan. 2014	26 yrs.
Office facility in Tolland, CT	7,098	1,817	5,709	—	11	1,817	5,720	7,537	1,443	1968	Jan. 2014	28 yrs.
Warehouse facilities in Lincolnton, NC and Mauldin, SC	8,707	1,962	9,247	—	—	1,962	9,247	11,209	2,278	1988; 1996	Jan. 2014	28 yrs.
Retail facilities located throughout Germany	—	81,109	153,927	10,510	(126,616)	30,270	88,660	118,930	19,783	Various	Jan. 2014	Various
Office facility in Southfield, MI	—	1,726	4,856	89	—	1,726	4,945	6,671	1,104	1985	Jan. 2014	31 yrs.
Office facility in The Woodlands, TX	16,015	3,204	24,997	—	—	3,204	24,997	28,201	5,489	1997	Jan. 2014	32 yrs.
Warehouse facilities in Valdosta, GA and Johnson City, TN	—	1,080	14,998	1,841	—	1,080	16,839	17,919	4,057	1978; 1998	Jan. 2014	27 yrs.
Industrial facility in Amherst, NY	6,661	674	7,971	—	—	674	7,971	8,645	2,459	1984	Jan. 2014	23 yrs.
Industrial and warehouse facilities in Westfield, MA	—	1,922	9,755	7,435	9	1,922	17,199	19,121	4,251	1954; 1997	Jan. 2014	28 yrs.
Warehouse facilities in Kottka, Finland	—	—	8,546	—	(3,663)	—	4,883	4,883	2,440	1999; 2001	Jan. 2014	21 - 23 yrs.
Office facility in Bloomington, MN	—	2,942	7,155	—	—	2,942	7,155	10,097	1,747	1988	Jan. 2014	28 yrs.
Warehouse facility in Gorinchem, Netherlands	3,200	1,143	5,648	—	(669)	1,031	5,091	6,122	1,243	1995	Jan. 2014	28 yrs.
Retail facility in Cresskill, NJ	—	2,366	5,482	—	19	2,366	5,501	7,867	1,221	1975	Jan. 2014	31 yrs.
Retail facility in Livingston, NJ	—	2,932	2,001	—	14	2,932	2,015	4,947	513	1966	Jan. 2014	27 yrs.
Retail facility in Maplewood, NJ	—	845	647	—	4	845	651	1,496	166	1954	Jan. 2014	27 yrs.
Retail facility in Montclair, NJ	—	1,905	1,403	—	6	1,905	1,409	3,314	359	1950	Jan. 2014	27 yrs.
Retail facility in Morristown, NJ	—	3,258	8,352	—	26	3,258	8,378	11,636	2,133	1973	Jan. 2014	27 yrs.
Retail facility in Summit, NJ	—	1,228	1,465	—	8	1,228	1,473	2,701	375	1950	Jan. 2014	27 yrs.
Industrial and office facilities in Dransfeld and Wolfach, Germany	—	2,789	8,750	—	(2,589)	2,368	6,582	8,950	1,871	1898; 1978	Jan. 2014	24 yrs.
Industrial facilities in Georgetown, TX and Woodland, WA	—	965	4,113	—	—	965	4,113	5,078	843	1998; 2001	Jan. 2014	33 - 35 yrs.
Education facilities in Union, NJ; Allentown and Philadelphia, PA; and Grand Prairie, TX	—	5,365	7,845	—	5	5,365	7,850	13,215	1,951	Various	Jan. 2014	28 yrs.
Industrial facility in Salisbury, NC	—	1,499	8,185	—	—	1,499	8,185	9,684	2,040	2000	Jan. 2014	28 yrs.
Industrial facilities in Solon and Twinsburg, OH and office facility in Plymouth, MI	—	2,831	10,565	386	—	2,831	10,951	13,782	2,693	1970; 1991; 1995	Jan. 2014	26 - 27 yrs.
Industrial facility in Cambridge, Canada	—	1,849	7,371	—	(1,130)	1,622	6,468	8,090	1,432	2001	Jan. 2014	31 yrs.
Industrial facilities in Peru, IL; Huber Heights, Lima, and Sheffield, OH; and Lebanon, TN	6,860	2,962	17,832	—	—	2,962	17,832	20,794	3,947	Various	Jan. 2014	31 yrs.
Industrial facility in Ramos Arizpe, Mexico	—	1,059	2,886	—	—	1,059	2,886	3,945	637	2000	Jan. 2014	31 yrs.

W. P. Carey 2020 10-K – 125

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2020
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facilities in Salt Lake City, UT	—	2,783	3,773	—	—	2,783	3,773	6,556	835	1983; 2002	Jan. 2014	31 - 33 yrs.
Net-lease student housing facility in Blairsville, PA	7,860	1,631	23,163	—	—	1,631	23,163	24,794	5,719	2005	Jan. 2014	33 yrs.
Education facility in Mooresville, NC	1,503	1,795	15,955	—	—	1,795	15,955	17,750	—	2002	Jan. 2014	33 yrs.
Warehouse facilities in Atlanta, Doraville, and Rockmart, GA	—	6,488	77,192	—	—	6,488	77,192	83,680	18,714	1959; 1962; 1991	Jan. 2014	23 - 33 yrs.
Warehouse facilities in Flora, MS and Muskogee, OK	3,017	554	4,353	—	—	554	4,353	4,907	919	1992; 2002	Jan. 2014	33 yrs.
Industrial facility in Richmond, MO	—	2,211	8,505	747	—	2,211	9,252	11,463	2,229	1996	Jan. 2014	28 yrs.
Industrial facility in Tuusula, Finland	—	6,173	10,321	—	(1,625)	5,565	9,304	14,869	2,524	1975	Jan. 2014	26 yrs.
Office facility in Turku, Finland	—	5,343	34,106	385	(3,888)	4,816	31,130	35,946	7,640	1981	Jan. 2014	28 yrs.
Industrial facility in Turku, Finland	—	1,105	10,243	—	(1,101)	996	9,251	10,247	2,307	1981	Jan. 2014	28 yrs.
Industrial facility in Baraboo, WI	—	917	10,663	—	—	917	10,663	11,580	5,638	1988	Jan. 2014	13 yrs.
Warehouse facility in Phoenix, AZ	—	6,747	21,352	380	—	6,747	21,732	28,479	5,366	1996	Jan. 2014	28 yrs.
Land in Calgary, Canada	—	3,721	—	—	(456)	3,265	—	3,265	—	N/A	Jan. 2014	N/A
Industrial facilities in Sandersville, GA; Erwin, TN; and Gainesville, TX	1,291	955	4,779	—	—	955	4,779	5,734	1,066	1950; 1986; 1996	Jan. 2014	31 yrs.
Industrial facility in Buffalo Grove, IL	4,244	1,492	12,233	—	—	1,492	12,233	13,725	2,736	1996	Jan. 2014	31 yrs.
Industrial facilities in West Jordan, UT and Tacoma, WA; office facility in Eugene, OR; and warehouse facility in Perris, CA	—	8,989	5,435	—	8	8,989	5,443	14,432	1,341	Various	Jan. 2014	28 yrs.
Office facility in Carlsbad, CA	—	3,230	5,492	—	—	3,230	5,492	8,722	1,610	1999	Jan. 2014	24 yrs.
Movie theater in Pensacola, FL	—	1,746	—	—	5,181	1,746	5,181	6,927	51	2001	Jan. 2014	33 yrs.
Movie theater in Port St. Lucie, FL	—	4,654	2,576	—	—	4,654	2,576	7,230	652	2000	Jan. 2014	27 yrs.
Industrial facility in Nurieux-Volognat, France	—	121	5,328	—	(427)	109	4,913	5,022	1,051	2000	Jan. 2014	32 yrs.
Warehouse facility in Suwanee, GA	—	2,330	8,406	—	—	2,330	8,406	10,736	1,719	1995	Jan. 2014	34 yrs.
Retail facilities in Wichita, KS and Oklahoma City, OK and warehouse facility in Wichita, KS	—	1,878	8,579	3,128	—	1,878	11,707	13,585	2,550	1954; 1975; 1984	Jan. 2014	24 yrs.
Industrial facilities in Fort Dodge, IA and Menomonie and Oconomowoc, WI	6,959	1,403	11,098	—	—	1,403	11,098	12,501	4,724	1996	Jan. 2014	16 yrs.
Industrial facility in Mesa, AZ	—	2,888	4,282	—	—	2,888	4,282	7,170	1,087	1991	Jan. 2014	27 yrs.
Industrial facility in North Amityville, NY	—	3,486	11,413	—	—	3,486	11,413	14,899	3,036	1981	Jan. 2014	26 yrs.
Warehouse facility in Greenville, SC	—	567	10,217	760	(3,213)	370	7,961	8,331	2,446	1960	Jan. 2014	21 yrs.
Industrial facility in Fort Collins, CO	—	821	7,236	—	—	821	7,236	8,057	1,524	1993	Jan. 2014	33 yrs.
Warehouse facility in Elk Grove Village, IL	—	4,037	7,865	—	—	4,037	7,865	11,902	408	1980	Jan. 2014	22 yrs.
Office facility in Washington, MI	—	4,085	7,496	—	—	4,085	7,496	11,581	1,583	1990	Jan. 2014	33 yrs.

W. P. Carey 2020 10-K – 126

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2020
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Office facility in Houston, TX	—	522	7,448	227	—	522	7,675	8,197	2,020	1999	Jan. 2014	27 yrs.
Industrial facilities in Conroe, Odessa, and Weimar, TX and industrial and office facility in Houston, TX	4,031	4,049	13,021	—	133	4,049	13,154	17,203	4,874	Various	Jan. 2014	12 - 22 yrs.
Education facility in Sacramento, CA	25,017	—	13,715	—	—	—	13,715	13,715	2,839	2005	Jan. 2014	34 yrs.
Industrial facility in Sankt Ingbert, Germany	—	2,226	17,460	—	2,524	2,511	19,699	22,210	395	1960	Jan. 2014	34 yrs.
Industrial facilities in City of Industry, CA; Chelmsford, MA; and Lancaster, TX	—	5,138	8,387	—	43	5,138	8,430	13,568	2,104	1969; 1974; 1984	Jan. 2014	27 yrs.
Office facility in Tinton Falls, NJ	—	1,958	7,993	725	—	1,958	8,718	10,676	1,867	2001	Jan. 2014	31 yrs.
Industrial facility in Woodland, WA	—	707	1,562	—	—	707	1,562	2,269	306	2009	Jan. 2014	35 yrs.
Warehouse facilities in Gyál and Herceghalom, Hungary	—	14,601	21,915	—	(3,598)	13,162	19,756	32,918	6,693	2002; 2004	Jan. 2014	21 yrs.
Industrial facility in Windsor, CT	—	453	637	3,422	(83)	453	3,976	4,429	466	1999	Jan. 2014	33 yrs.
Industrial facility in Aurora, CO	—	574	3,999	—	—	574	3,999	4,573	705	2012	Jan. 2014	40 yrs.
Office facility in Chandler, AZ	—	5,318	27,551	105	—	5,318	27,656	32,974	5,412	2000	Mar. 2014	40 yrs.
Warehouse facility in University Park, IL	—	7,962	32,756	221	—	7,962	32,977	40,939	6,247	2008	May 2014	40 yrs.
Office facility in Stavanger, Norway	—	10,296	91,744	—	(27,759)	7,567	66,714	74,281	10,824	1975	Aug. 2014	40 yrs.
Laboratory facility in Westborough, MA	—	3,409	37,914	53,065	—	3,409	90,979	94,388	8,056	1992	Aug. 2014	40 yrs.
Office facility in Andover, MA	—	3,980	45,120	323	—	3,980	45,443	49,423	7,507	2013	Oct. 2014	40 yrs.
Office facility in Newport, United Kingdom	—	—	22,587	—	(3,414)	—	19,173	19,173	3,020	2014	Oct. 2014	40 yrs.
Industrial facility in Lewisburg, OH	—	1,627	13,721	—	—	1,627	13,721	15,348	2,372	2014	Nov. 2014	40 yrs.
Industrial facility in Opole, Poland	—	2,151	21,438	—	(309)	2,123	21,157	23,280	3,752	2014	Dec. 2014	38 yrs.
Office facilities located throughout Spain	—	51,778	257,624	10	1,422	55,159	255,675	310,834	40,071	Various	Dec. 2014	Various
Retail facilities located throughout the United Kingdom	—	66,319	230,113	277	(40,605)	57,084	199,020	256,104	39,229	Various	Jan. 2015	20 - 40 yrs.
Warehouse facility in Rotterdam, Netherlands	—	—	33,935	20,448	4,789	—	59,172	59,172	6,697	2014	Feb. 2015	40 yrs.
Retail facility in Bad Fischau, Austria	—	2,855	18,829	—	3,009	3,251	21,442	24,693	3,695	1998	Apr. 2015	40 yrs.
Industrial facility in Oskarshamn, Sweden	—	3,090	18,262	—	221	3,122	18,451	21,573	2,810	2015	Jun. 2015	40 yrs.
Office facility in Sunderland, United Kingdom	—	2,912	30,140	—	(4,103)	2,550	26,399	28,949	4,138	2007	Aug. 2015	40 yrs.
Industrial facilities in Gersthofen and Senden, Germany and Leopoldsdorf, Austria	—	9,449	15,838	—	2,586	10,415	17,458	27,873	3,024	2008; 2010	Aug. 2015	40 yrs.
Net-lease hotels in Clive, IA; Baton Rouge, LA; St. Louis, MO; Greensboro, NC; Mount Laurel, NJ; and Fort Worth, TX	—	—	49,190	—	—	—	49,190	49,190	7,561	1988; 1989; 1990	Oct. 2015	38 - 40 yrs.

W. P. Carey 2020 10-K – 127

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2020
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Retail facilities in Almere, Amsterdam, Eindhoven, Houten, Nieuwegein, Utrecht, Veghel, and Zwaag, Netherlands	—	5,698	38,130	79	6,255	6,510	43,652	50,162	6,954	Various	Nov. 2015	30 - 40 yrs.
Office facility in Irvine, CA	—	7,626	16,137	—	—	7,626	16,137	23,763	2,128	1977	Dec. 2015	40 yrs.
Education facility in Windermere, FL	—	5,090	34,721	15,333	—	5,090	50,054	55,144	8,721	1998	Apr. 2016	38 yrs.
Industrial facilities located throughout the United States	—	66,845	87,575	65,400	(56,517)	49,680	113,623	163,303	20,553	Various	Apr. 2016	Various
Industrial facilities in North Dumfries and Ottawa, Canada	—	17,155	10,665	—	(18,015)	6,082	3,723	9,805	1,519	1967; 1974	Apr. 2016	28 yrs.
Education facilities in Coconut Creek, FL and Houston, TX	—	15,550	83,862	63,830	—	15,550	147,692	163,242	17,704	1979; 1984	May 2016	37 - 40 yrs.
Office facility in Southfield, MI and warehouse facilities in London, KY and Gallatin, TN	—	3,585	17,254	—	—	3,585	17,254	20,839	2,028	1969; 1987; 2000	Nov. 2016	35 - 36 yrs.
Industrial facilities in Brampton, Toronto, and Vaughan, Canada	—	28,759	13,998	—	—	28,759	13,998	42,757	1,961	Various	Nov. 2016	28 - 35 yrs.
Industrial facilities in Queretaro and San Juan del Rio, Mexico	—	5,152	12,614	—	—	5,152	12,614	17,766	1,434	Various	Dec. 2016	28 - 40 yrs.
Industrial facility in Chicago, IL	—	2,222	2,655	3,511	—	2,222	6,166	8,388	1,046	1985	Jun. 2017	30 yrs.
Industrial facility in Zawiercie, Poland	—	395	102	10,378	565	415	11,025	11,440	742	2018	Aug. 2017	40 yrs.
Office facility in Roseville, MN	—	2,560	16,025	—	—	2,560	16,025	18,585	1,413	2001	Nov. 2017	40 yrs.
Industrial facility in Radomsko, Poland	—	1,718	59	14,454	812	1,810	15,233	17,043	889	2018	Nov. 2017	40 yrs.
Warehouse facility in Sellersburg, IN	—	1,016	3,838	—	—	1,016	3,838	4,854	380	2000	Feb. 2018	36 yrs.
Retail and warehouse facilities in Appleton, Madison, and Waukesha, WI	—	5,512	61,230	—	—	5,465	61,277	66,742	5,277	1995; 2004	Mar. 2018	36 - 40 yrs.
Office and warehouse facilities located throughout Denmark	—	20,304	185,481	—	12,512	21,539	196,758	218,297	15,549	Various	Jun. 2018	25 - 41 yrs.
Retail facilities located throughout the Netherlands	—	38,475	117,127	—	8,394	40,551	123,445	163,996	10,807	Various	Jul. 2018	26 - 30 yrs.
Industrial facility in Oostburg, WI	—	786	6,589	—	—	786	6,589	7,375	727	2002	Jul. 2018	35 yrs.
Warehouse facility in Kampen, Netherlands	—	3,251	12,858	126	962	3,443	13,754	17,197	1,357	1976	Jul. 2018	26 yrs.
Warehouse facility in Azambuja, Portugal	—	13,527	35,631	28,067	4,104	14,339	66,990	81,329	3,521	1994	Sep. 2018	28 yrs.
Retail facilities in Amsterdam, Moordrecht, and Rotterdam, Netherlands	—	2,582	18,731	6,455	2,153	2,784	27,137	29,921	1,943	Various	Oct. 2018	27 - 37 yrs.
Office and warehouse facilities in Bad Wünnenberg and Soest, Germany	—	2,916	39,687	—	3,283	3,140	42,746	45,886	2,484	1982; 1986	Oct. 2018	40 yrs.
Industrial facility in Norfolk, NE	1,064	802	3,686	—	—	802	3,686	4,488	271	1975	Oct. 2018	40 yrs.
Education facility in Chicago, IL	10,178	7,720	17,266	—	—	7,720	17,266	24,986	998	1912	Oct. 2018	40 yrs.
Fitness facilities in Phoenix, AZ and Columbia, MD	—	18,286	33,030	—	—	18,286	33,030	51,316	1,901	2006	Oct. 2018	40 yrs.

W. P. Carey 2020 10-K – 128

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2020
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Retail facility in Gorzow, Poland	—	1,736	8,298	—	774	1,870	8,938	10,808	557	2008	Oct. 2018	40 yrs.
Industrial facilities in Sergeant Bluff, IA; Bossier City, LA; and Alvarado, TX	9,693	6,460	49,462	—	—	6,460	49,462	55,922	3,082	Various	Oct. 2018	40 yrs.
Industrial facility in Glendale Heights, IL	—	4,237	45,484	—	—	4,237	45,484	49,721	635	1991	Oct. 2018	38 yrs.
Industrial facilities in Mayodan, Sanford, and Stoneville, NC	—	3,505	20,913	—	—	3,505	20,913	24,418	719	1992; 1997; 1998	Oct. 2018	29 yrs.
Warehouse facility in Dillon, SC	14,468	3,424	43,114	—	—	3,424	43,114	46,538	2,686	2001	Oct. 2018	40 yrs.
Office facility in Birmingham, United Kingdom	17,465	7,383	7,687	—	849	7,799	8,120	15,919	462	2009	Oct. 2018	40 yrs.
Retail facilities located throughout Spain	—	17,626	44,501	—	4,788	18,985	47,930	66,915	2,813	Various	Oct. 2018	40 yrs.
Warehouse facility in Gadki, Poland	—	1,376	6,137	—	579	1,482	6,610	8,092	392	2011	Oct. 2018	40 yrs.
Office facility in The Woodlands, TX	22,249	1,697	52,289	—	—	1,697	52,289	53,986	2,903	2009	Oct. 2018	40 yrs.
Office facility in Hoffman Estates, IL	—	5,550	14,214	—	—	5,550	14,214	19,764	818	2009	Oct. 2018	40 yrs.
Warehouse facility in Zagreb, Croatia	—	15,789	33,287	—	3,782	17,005	35,853	52,858	3,089	2001	Oct. 2018	26 yrs.
Industrial facilities in Middleburg Heights and Union Township, OH	4,741	1,295	13,384	—	—	1,295	13,384	14,679	763	1990; 1997	Oct. 2018	40 yrs.
Retail facility in Las Vegas, NV	39,665	—	79,720	—	—	—	79,720	79,720	4,328	2012	Oct. 2018	40 yrs.
Industrial facilities located in Phoenix, AZ; Colton, Fresno, Los Angeles, Orange, Pomona, and San Diego, CA; Holly Hill and Safety Harbor, FL; Rockmart, GA; Durham, NC; Columbia, SC; Ooltewah, TN; and Dallas, TX	19,535	20,517	14,135	—	30,060	22,585	42,127	64,712	1,231	Various	Oct. 2018	40 yrs.
Warehouse facility in Bowling Green, KY	—	2,652	51,915	—	—	2,652	51,915	54,567	3,318	2011	Oct. 2018	40 yrs.
Warehouse facilities in Cannock, Liverpool, Luton, Plymouth, Southampton, and Taunton United Kingdom	—	6,791	2,315	—	513	7,174	2,445	9,619	156	Various	Oct. 2018	40 yrs.
Industrial facility in Evansville, IN	—	180	22,095	—	—	180	22,095	22,275	1,228	2009	Oct. 2018	40 yrs.
Office facilities in Tampa, FL	31,644	3,889	49,843	754	—	3,889	50,597	54,486	2,841	1985; 2000	Oct. 2018	40 yrs.
Warehouse facility in Elorrio, Spain	—	7,858	12,728	—	1,587	8,464	13,709	22,173	899	1996	Oct. 2018	40 yrs.
Industrial and office facilities in Elberton, GA	—	879	2,014	—	—	879	2,014	2,893	157	1997; 2002	Oct. 2018	40 yrs.
Office facility in Tres Cantos, Spain	60,617	24,344	39,646	—	4,931	26,220	42,701	68,921	2,518	2002	Oct. 2018	40 yrs.
Office facility in Hartland, WI	2,653	1,454	6,406	—	—	1,454	6,406	7,860	391	2001	Oct. 2018	40 yrs.
Retail facilities in Dugo Selo, Kutina, Samobor, Spansko, and Zagreb, Croatia	—	5,549	12,408	1,625	8,755	7,332	21,005	28,337	1,563	2000; 2002; 2003	Oct. 2018	26 yrs.
Office and warehouse facilities located throughout the United States	—	42,793	193,666	—	—	42,793	193,666	236,459	11,657	Various	Oct. 2018	40 yrs.

W. P. Carey 2020 10-K – 129

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2020
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Warehouse facilities in Breda, Elst, Gieten, Raalte, and Woerden, Netherlands	—	37,755	91,666	—	9,974	40,665	98,730	139,395	5,638	Various	Oct. 2018	40 yrs.
Warehouse facilities in Oxnard and Watsonville, CA	—	22,453	78,814	—	—	22,453	78,814	101,267	4,522	1975; 1994; 2002	Oct. 2018	40 yrs.
Retail facilities located throughout Italy	—	75,492	138,280	—	16,474	81,310	148,936	230,246	9,199	Various	Oct. 2018	40 yrs.
Land in Hudson, NY	—	2,405	—	—	—	2,405	—	2,405	—	N/A	Oct. 2018	N/A
Office facility in Houston, TX	—	2,136	2,344	—	—	2,136	2,344	4,480	156	1982	Oct. 2018	40 yrs.
Office facility in Martinsville, VA	—	1,082	8,108	—	—	1,082	8,108	9,190	494	2011	Oct. 2018	40 yrs.
Land in Chicago, IL	—	9,887	—	—	—	9,887	—	9,887	—	N/A	Oct. 2018	N/A
Industrial facility in Fraser, MI	—	1,346	9,551	—	—	1,346	9,551	10,897	564	2012	Oct. 2018	40 yrs.
Net-lease self-storage facilities located throughout the United States	—	19,583	108,971	—	—	19,583	108,971	128,554	6,691	Various	Oct. 2018	40 yrs.
Warehouse facility in Middleburg Heights, OH	—	542	2,507	—	—	542	2,507	3,049	143	2002	Oct. 2018	40 yrs.
Net-lease self-storage facility in Fort Worth, TX	—	691	6,295	—	—	691	6,295	6,986	396	2004	Oct. 2018	40 yrs.
Retail facilities in Delnice, Pozega, and Sesvete, Croatia	—	5,519	9,930	1,291	1,125	5,944	11,921	17,865	982	2011	Oct. 2018	27 yrs.
Office facilities in Eagan and Virginia, MN	—	16,302	91,239	—	(722)	15,954	90,865	106,819	5,466	Various	Oct. 2018	40 yrs.
Retail facility in Orlando, FL	—	6,262	25,134	430	—	6,371	25,455	31,826	1,400	2011	Oct. 2018	40 yrs.
Industrial facility in Avon, OH	2,978	1,447	5,564	—	—	1,447	5,564	7,011	344	2001	Oct. 2018	40 yrs.
Industrial facility in Chimelow, Poland	—	6,158	28,032	—	2,635	6,633	30,192	36,825	1,794	2012	Oct. 2018	40 yrs.
Net-lease self-storage facility in Fayetteville, NC	—	1,839	4,654	—	—	1,839	4,654	6,493	373	2001	Oct. 2018	40 yrs.
Retail facilities in Huntsville, AL; Bentonville, AR; Bossier City, LA; Lee's Summit, MO; Fayetteville, TN, and Fort Worth, TX	—	19,529	42,318	—	—	19,529	42,318	61,847	2,544	Various	Oct. 2018	40 yrs.
Education facilities in Montgomery, AL and Savannah, GA	13,304	5,508	12,032	—	—	5,508	12,032	17,540	715	1969; 2002	Oct. 2018	40 yrs.
Office facilities in St. Louis, MO	—	1,297	5,362	4,000	—	1,297	9,362	10,659	586	1995	Oct. 2018	40 yrs.
Office and warehouse facility in Zary, PL	—	2,062	10,034	—	932	2,221	10,807	13,028	659	2013	Oct. 2018	40 yrs.
Industrial facilities in San Antonio, TX and Sterling, VA	—	3,198	23,981	78,727	—	7,228	98,678	105,906	2,307	1980; 2020	Oct. 2018; Dec. 2018	40 yrs.
Industrial facility in Elk Grove Village, IL	8,067	5,511	10,766	2	—	5,511	10,768	16,279	626	1961	Oct. 2018	40 yrs.
Industrial facility in Portage, WI	4,234	3,450	7,797	—	—	3,450	7,797	11,247	511	1970	Oct. 2018	40 yrs.
Office facility in Warrenville, IL	16,777	3,662	23,711	—	—	3,662	23,711	27,373	1,360	2002	Oct. 2018	40 yrs.
Warehouse facility in Saitama Prefecture, Japan	—	13,507	25,301	1,381	(2,281)	12,642	25,266	37,908	1,503	2007	Oct. 2018	40 yrs.

W. P. Carey 2020 10-K – 130

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2020
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Retail facility in Dallas, TX	—	2,977	16,168	—	—	2,977	16,168	19,145	901	1913	Oct. 2018	40 yrs.
Office facility in Houston, TX	125,829	23,161	104,266	760	—	23,161	105,026	128,187	5,760	1973	Oct. 2018	40 yrs.
Retail facilities located throughout Croatia	—	9,000	13,002	1,415	1,657	9,693	15,381	25,074	1,064	Various	Oct. 2018	29 - 38 yrs.
Office facility in Northbrook, IL	5,099	—	493	—	—	—	493	493	107	2007	Oct. 2018	40 yrs.
Education facilities in Chicago, IL	—	18,510	163	—	(11,855)	6,744	74	6,818	28	2014; 2015	Oct. 2018	40 yrs.
Warehouse facility in Dillon, SC	25,838	3,516	44,933	—	—	3,516	44,933	48,449	2,779	2013	Oct. 2018	40 yrs.
Net-lease self-storage facilities in New York City, NY	—	29,223	77,202	114	—	29,223	77,316	106,539	4,238	Various	Oct. 2018	40 yrs.
Net-lease self-storage facility in Hilo, HI	—	769	12,869	—	—	769	12,869	13,638	708	2007	Oct. 2018	40 yrs.
Net-lease self-storage facility in Clearwater, FL	—	1,247	5,733	—	—	1,247	5,733	6,980	359	2001	Oct. 2018	40 yrs.
Warehouse facilities in Gadki, Poland	—	10,422	47,727	57	4,487	11,225	51,468	62,693	3,099	2007; 2010	Oct. 2018	40 yrs.
Net-lease self-storage facility in Orlando, FL	—	1,070	8,686	—	—	1,070	8,686	9,756	513	2000	Oct. 2018	40 yrs.
Retail facility in Lewisville, TX	8,480	3,485	11,263	—	—	3,485	11,263	14,748	653	2004	Oct. 2018	40 yrs.
Industrial facility in Wageningen, Netherlands	—	5,227	18,793	—	2,157	5,630	20,547	26,177	1,218	2013	Oct. 2018	40 yrs.
Office facility in Haibach, Germany	9,036	1,767	12,229	—	(6,292)	921	6,783	7,704	791	1993	Oct. 2018	40 yrs.
Net-lease self-storage facility in Palm Coast, FL	—	1,994	4,982	—	—	1,994	4,982	6,976	366	2001	Oct. 2018	40 yrs.
Office facility in Auburn Hills, MI	5,391	1,910	6,773	—	—	1,910	6,773	8,683	401	2012	Oct. 2018	40 yrs.
Net-lease self-storage facility in Holiday, FL	—	1,730	4,213	—	—	1,730	4,213	5,943	302	1975	Oct. 2018	40 yrs.
Office facility in Tempe, AZ	13,892	—	19,533	—	—	—	19,533	19,533	1,119	2000	Oct. 2018	40 yrs.
Office facility in Tucson, AZ	—	2,448	17,353	—	—	2,448	17,353	19,801	1,008	2002	Oct. 2018	40 yrs.
Industrial facility in Drunen, Netherlands	—	2,316	9,370	—	901	2,495	10,092	12,587	584	2014	Oct. 2018	40 yrs.
Industrial facility New Concord, OH	1,362	958	2,309	—	—	958	2,309	3,267	163	1999	Oct. 2018	40 yrs.
Office facility in Krakow, Poland	—	2,381	6,212	—	662	2,564	6,691	9,255	390	2003	Oct. 2018	40 yrs.
Retail facility in Gelsenkirchen, Germany	13,634	2,178	17,097	—	1,485	2,345	18,415	20,760	1,062	2000	Oct. 2018	40 yrs.
Warehouse facilities in Mszczonow and Tomaszow Mazowiecki, Poland	—	8,782	53,575	—	4,806	9,459	57,704	67,163	3,605	1995; 2000	Oct. 2018	40 yrs.
Office facility in Plymouth, MN	21,289	2,871	26,353	184	—	2,871	26,537	29,408	1,516	1999	Oct. 2018	40 yrs.
Office facility in San Antonio, TX	12,316	3,094	16,624	—	—	3,094	16,624	19,718	971	2002	Oct. 2018	40 yrs.
Warehouse facility in Sered, Slovakia	—	3,428	28,005	—	2,422	3,692	30,163	33,855	1,756	2004	Oct. 2018	40 yrs.
Industrial facility in Tuchomerice, Czech Republic	—	7,864	27,006	—	2,687	8,470	29,087	37,557	1,671	1998	Oct. 2018	40 yrs.
Office facility in Warsaw, Poland	39,493	—	44,990	—	3,467	—	48,457	48,457	2,716	2015	Oct. 2018	40 yrs.

W. P. Carey 2020 10-K – 131

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2020
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Warehouse facility in Kaunas, Lithuania	41,535	10,199	47,391	—	4,438	10,985	51,043	62,028	3,005	2008	Oct. 2018	40 yrs.
Net-lease student housing facility in Jacksonville, FL	11,776	906	17,020	—	—	906	17,020	17,926	954	2015	Oct. 2018	40 yrs.
Warehouse facilities in Houston, TX	—	791	1,990	—	—	791	1,990	2,781	122	1972	Oct. 2018	40 yrs.
Office facility in Oak Creek, WI	—	2,858	11,055	—	—	2,858	11,055	13,913	681	2000	Oct. 2018	40 yrs.
Warehouse facilities in Shelbyville, IN; Kalamazoo, MI; Tiffin, OH; Andersonville, TN; and Millwood, WV	—	2,868	37,571	—	—	2,868	37,571	40,439	2,354	Various	Oct. 2018	40 yrs.
Warehouse facility in Perrysburg, OH	—	806	11,922	—	—	806	11,922	12,728	771	1974	Oct. 2018	40 yrs.
Warehouse facility in Dillon, SC	—	620	46,319	434	—	620	46,753	47,373	2,085	2019	Oct. 2018	40 yrs.
Warehouse facility in Zabia Wola, Poland	17,921	4,742	23,270	5,636	2,627	5,107	31,168	36,275	1,754	1999	Oct. 2018	40 yrs.
Office facility in Buffalo Grove, IL	—	2,224	6,583	—	—	2,224	6,583	8,807	390	1992	Oct. 2018	40 yrs.
Warehouse facilities in McHenry, IL	—	5,794	21,141	—	—	5,794	21,141	26,935	1,791	1990; 1999	Dec. 2018	27 - 28 yrs.
Industrial facilities in Chicago, Cortland, Forest View, Morton Grove, and Northbrook, IL and Madison and Monona, WI	—	23,267	9,166	—	—	23,267	9,166	32,433	724	Various	Dec. 2018; Dec. 2019	35 - 40 yrs.
Warehouse facility in Kilgore, TX	—	3,002	36,334	14,096	(6)	3,002	50,424	53,426	2,592	2007	Dec. 2018	37 yrs.
Industrial facility in San Luis Potosi, Mexico	—	2,787	12,945	—	—	2,787	12,945	15,732	770	2009	Dec. 2018	39 yrs.
Industrial facility in Legnica, Poland	—	995	9,787	6,007	1,275	1,070	16,994	18,064	1,069	2002	Dec. 2018	29 yrs.
Industrial facility in Meru, France	—	4,231	14,731	8	1,491	4,563	15,898	20,461	1,208	1997	Dec. 2018	29 yrs.
Education facility in Portland, OR	—	2,396	23,258	4,218	—	2,396	27,476	29,872	1,502	2006	Feb. 2019	40 yrs.
Office facility in Morrisville, NC	—	2,374	30,140	2,172	—	2,374	32,312	34,686	1,577	1998	Mar. 2019	40 yrs.
Warehouse facility in Inwood, WV	20,010	3,265	36,692	—	—	3,265	36,692	39,957	1,791	2000	Mar. 2019	40 yrs.
Industrial facility in Hurricane, UT	—	1,914	37,279	—	—	1,914	37,279	39,193	1,719	2011	Mar. 2019	40 yrs.
Industrial facility in Bensenville, IL	—	8,640	4,948	—	300	8,940	4,948	13,888	366	1981	Mar. 2019	40 yrs.
Industrial facility in Katowice, Poland	—	—	764	15,163	1,840	—	17,767	17,767	487	2019	Apr. 2019	40 yrs.
Industrial facilities in Westerville, OH and North Wales, PA	—	1,545	6,508	—	—	1,545	6,508	8,053	346	1960; 1997	May 2019	40 yrs.
Industrial facilities in Fargo, ND; Norristown, PA; and Atlanta, TX	—	1,616	5,589	—	—	1,616	5,589	7,205	362	Various	May 2019	40 yrs.
Industrial facilities in Chihuahua and Juarez, Mexico	—	3,426	7,286	—	—	3,426	7,286	10,712	427	1983; 1986; 1991	May 2019	40 yrs.
Warehouse facility in Statesville, NC	—	1,683	13,827	—	—	1,683	13,827	15,510	655	1979	Jun. 2019	40 yrs.
Industrial facility in Conestoga, PA	—	4,290	51,410	—	—	4,290	51,410	55,700	2,452	1950	Jun. 2019	40 yrs.
Industrial facilities in Hartford and Milwaukee, WI	—	1,471	21,293	—	—	1,471	21,293	22,764	928	1964; 1992; 1993	Jul. 2019	40 yrs.
Industrial facilities in Brockville and Prescott, Canada	—	2,025	9,519	—	—	2,025	9,519	11,544	415	1955; 1995	Jul. 2019	40 yrs.

W. P. Carey 2020 10-K – 132

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2020
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facility in Dordrecht, Netherlands	—	3,233	10,954	—	1,647	3,613	12,221	15,834	397	1986	Sep. 2019	40 yrs.
Industrial facilities in York, PA and Lexington, SC	—	4,155	22,930	—	—	4,155	22,930	27,085	998	1968; 1971	Oct. 2019	40 yrs.
Industrial facility in Queretaro, Mexico	—	2,851	12,748	—	(3)	2,851	12,745	15,596	501	1999	Oct. 2019	40 yrs.
Office facility in Dearborn, MI	—	1,431	5,402	—	—	1,431	5,402	6,833	218	2002	Oct. 2019	40 yrs.
Industrial facilities in Houston, TX and Metairie, LA and office facilities in Houston, TX and Mason, OH	—	6,130	24,981	—	—	6,130	24,981	31,111	856	Various	Nov. 2019	40 yrs.
Industrial facility in Pardubice, Czech Republic	—	1,694	8,793	—	1,190	1,886	9,791	11,677	291	1970	Nov. 2019	40 yrs.
Warehouse facilities in Brabrand, Denmark and Arlandastad, Sweden	—	6,499	27,899	—	4,819	7,453	31,764	39,217	961	2012; 2017	Nov. 2019	40 yrs.
Retail facility in Hamburg, PA	—	4,520	34,167	—	—	4,520	34,167	38,687	998	2003	Dec. 2019	40 yrs.
Warehouse facility in Charlotte, NC	—	6,481	82,936	—	—	6,481	82,936	89,417	2,436	1995	Dec. 2019	40 yrs.
Warehouse facility in Buffalo Grove, IL	—	3,287	10,167	—	—	3,287	10,167	13,454	541	1987	Dec. 2019	40 yrs.
Industrial facility in Hvidovre, Denmark	—	1,931	4,243	—	623	2,135	4,662	6,797	171	2007	Dec. 2019	40 yrs.
Warehouse facility in Huddersfield, United Kingdom	—	8,659	29,752	—	1,295	8,951	30,755	39,706	817	2005	Dec. 2019	40 yrs.
Warehouse facility in Newark, United Kingdom	—	21,869	74,777	—	3,774	22,723	77,697	100,420	1,916	2006	Jan. 2020	40 yrs.
Industrial facility in Aurora, OR	—	2,914	21,459	—	—	2,914	21,459	24,373	503	1976	Jan. 2020	40 yrs.
Warehouse facility in Vojens, Denmark	—	1,031	8,784	—	1,129	1,149	9,795	10,944	225	2020	Jan. 2020	40 yrs.
Office facility in Kitzingen, Germany	—	4,812	41,125	—	3,264	5,155	44,046	49,201	897	1967	Mar. 2020	40 yrs.
Warehouse facility in Knoxville, TN	—	2,455	47,446	—	—	2,455	47,446	49,901	616	2020	Jun. 2020	40 yrs.
Industrial facilities in Bluffton and Plymouth, IN	—	674	33,519	—	—	674	33,519	34,193	229	1981; 2014	Sep. 2020	40 yrs.
Industrial facility in Huntley, IL	—	5,260	26,617	—	—	5,260	26,617	31,877	169	1996	Sep. 2020	40 yrs.
Industrial facilities in Winter Haven, FL; Belvedere, IL; and Fayetteville, NC	—	8,232	31,745	—	—	8,232	31,745	39,977	176	1954; 1984; 1997	Oct. 2020	40 yrs.
Retail facilities located throughout Spain	—	34,216	57,151	—	4,475	35,892	59,950	95,842	258	Various	Oct. 2020	40 yrs.
Warehouse facility in Little Canada, MN	—	3,384	23,422	—	—	3,384	23,422	26,806	101	1987	Oct. 2020	40 yrs.
Warehouse facility in Hurricane, UT	—	5,154	22,893	—	—	5,154	22,893	28,047	38	2005	Dec. 2020	40 yrs.
Industrial facilities in Bethlehem, PA and Waco, TX	—	4,673	19,111	—	—	4,673	19,111	23,784	29	Various	Dec. 2020	40 yrs.

W. P. Carey 2020 10-K – 133

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2020
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed

Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facilities in St. Charles, MO and Green Bay, WI	—	2,966	20,055	—	—	2,966	20,055	23,021	19	1981; 2009	Dec. 2020	40 yrs.
Industrial facilities in Pleasanton, KS; Savage, MN; Grove City, OH; and Mahanoy City, PA	—	7,717	21,569	—	—	7,717	21,569	23,021	—	Various	Dec. 2020	40 yrs.
	$1,102,833	$2,120,413	$8,148,975	$709,829	$(242,465)	$2,012,688	$8,724,064	$10,736,752	$1,206,912

W. P. Carey 2020 10-K – 134

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2020
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period Total	Date of Construction	Date Acquired
Description	Encumbrances	Land	Buildings
Direct Financing Method
Industrial facilities in Irving and Houston, TX	$—	$—	$27,599	$—	$(4,117)	$23,482	1978	Jan. 1998
Retail facility in Freehold, NJ	7,523	—	17,067	—	(327)	16,740	2004	Sep. 2012
Office facilities in Corpus Christi, Odessa, San Marcos, and Waco, TX	1,899	2,089	14,211	—	(1,127)	15,173	1969; 1996; 2000	Sep. 2012
Retail facilities located throughout Germany	—	28,734	145,854	5,582	(9,000)	171,170	Various	Sep. 2012
Warehouse facility in Brierley Hill, United Kingdom	—	2,147	12,357	—	(1,064)	13,440	1996	Sep. 2012
Industrial and warehouse facility in Mesquite, TX	5,391	2,851	15,899	—	(2,733)	16,017	1972	Sep. 2012
Industrial facility in Rochester, MN	1,632	881	17,039	—	(2,678)	15,242	1997	Sep. 2012
Office facility in Irvine, CA	5,588	—	17,027	—	(2,895)	14,132	1981	Sep. 2012
Retail facilities in El Paso and Fabens, TX	—	4,777	17,823	—	(69)	22,531	Various	Jan. 2014
Industrial facility in Dallas, TX	—	3,190	10,010	—	104	13,304	1968	Jan. 2014
Industrial facility in Eagan, MN	—	—	11,548	—	(442)	11,106	1975	Jan. 2014
Industrial facilities in Albemarle and Old Fort, NC and Holmesville, OH	—	6,542	20,668	5,317	(7,851)	24,676	1955; 1966; 1970	Jan. 2014
Retail facility in Gronau, Germany	—	281	4,401	—	(461)	4,221	1989	Jan. 2014
Industrial and warehouse facility in Newbridge, United Kingdom	9,900	6,851	22,868	—	(6,941)	22,778	1998	Jan. 2014
Industrial facility in Mount Carmel, IL	—	135	3,265	—	(197)	3,203	1896	Jan. 2014
Retail facility in Vantaa, Finland	—	5,291	15,522	—	(2,051)	18,762	2004	Jan. 2014
Retail facility in Linköping, Sweden	—	1,484	9,402	—	(2,239)	8,647	2004	Jan. 2014
Industrial facility in Calgary, Canada	—	—	7,076	—	(863)	6,213	1965	Jan. 2014
Industrial facilities in Kearney, MO; Fair Bluff, NC; York, NE; Walbridge, OH; Middlesex Township, PA; Rocky Mount, VA; and Martinsburg, WV	5,618	5,780	40,860	—	(467)	46,173	Various	Jan. 2014
Industrial facility in Monheim, Germany	—	2,939	7,379	—	(1,529)	8,789	1992	Jan. 2014
Industrial facility in Göppingen, Germany	—	10,717	60,120	—	(10,747)	60,090	1930	Jan. 2014
Industrial and office facility in Nagold, Germany	—	4,553	17,675	—	1,713	23,941	1994	Oct. 2018
Warehouse facilities in Bristol, Leeds, Liverpool, Luton, Newport, Plymouth, and Southampton, United Kingdom	—	1,062	23,087	—	1,298	25,447	Various	Oct. 2018
Warehouse facility in Gieten, Netherlands	—	—	15,258	—	1,131	16,389	1985	Oct. 2018
Warehouse facility in Oxnard, CA	—	—	10,960	—	(622)	10,338	1975	Oct. 2018
Industrial facilities in Bartow, FL; Momence, IL; Smithfield, NC; Hudson, NY; and Ardmore, OK	—	4,454	87,030	—	1,881	93,365	Various	Oct. 2018
Industrial facility in Countryside, IL	—	563	1,457	—	26	2,046	1981	Oct. 2018
Industrial facility in Clarksville, TN	3,464	1,680	10,180	—	(33)	11,827	1998	Oct. 2018
Industrial facility in Bluffton, IN	1,706	503	3,407	—	(21)	3,889	1975	Oct. 2018
Warehouse facility in Houston, TX	—	—	5,977	—	(61)	5,916	1972	Oct. 2018
Less: allowance for credit losses					(17,073)	(17,073)
	$42,721	$97,504	$673,026	$10,899	$(69,455)	$711,974

W. P. Carey 2020 10-K – 135

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2020
(in thousands)

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (d)	Date of Construction	Date Acquired
Land, Buildings and Improvements Attributable to Operating Properties – Hotels
Bloomington, MN	$—	$3,810	$29,126	$3,622	$6,164	$(247)	$3,874	$31,181	$7,420	$42,475	$11,402	2008	Jan. 2014	34 yrs.
Land, Buildings and Improvements Attributable to Operating Properties – Self-Storage Facilities
Loves Park, IL	—	1,412	4,853	—	28	—	1,412	4,862	19	6,293	400	1997	Oct. 2018	40 yrs.
Cherry Valley, IL	—	1,339	4,160	—	3	—	1,339	4,160	3	5,502	332	1988	Oct. 2018	40 yrs.
Rockford, IL	—	695	3,873	—	19	—	695	3,883	9	4,587	282	1979	Oct. 2018	40 yrs.
Rockford, IL	—	87	785	—	—	—	87	785	—	872	51	1979	Oct. 2018	40 yrs.
Rockford, IL	—	454	4,724	—	10	—	454	4,733	1	5,188	282	1957	Oct. 2018	40 yrs.
Peoria, IL	—	444	4,944	—	117	—	443	5,043	19	5,505	411	1990	Oct. 2018	40 yrs.
East Peoria, IL	—	268	3,290	—	92	—	268	3,374	8	3,650	266	1986	Oct. 2018	40 yrs.
Loves Park, IL	—	721	2,973	—	17	—	721	2,990	—	3,711	223	1978	Oct. 2018	40 yrs.
Winder, GA	—	338	1,310	—	40	—	338	1,340	10	1,688	106	2006	Oct. 2018	40 yrs.
Winder, GA	—	821	3,180	—	4	—	821	3,180	4	4,005	249	2001	Oct. 2018	40 yrs.
	$—	$10,389	$63,218	$3,622	$6,494	$(247)	$10,452	$65,531	$7,493	$83,476	$14,004
__________
(a)Consists of the cost of improvements subsequent to acquisition and acquisition costs, including construction costs on build-to-suit transactions, legal fees, appraisal fees, title costs, and other related professional fees. For business combinations, transaction costs are excluded.
(b)The increase (decrease) in net investment was primarily due to (i) sales of properties, (ii) impairment charges, (iii) changes in foreign currency exchange rates, (iv) allowances for credit loss (Note 2, Note 6), (v) reclassifications from net investments in direct financing leases to real estate subject to operating leases, and (vi) the amortization of unearned income from net investments in direct financing leases, which produces a periodic rate of return that at times may be greater or less than lease payments received.
(c)Excludes (i) gross lease intangible assets of $3.1 billion and the related accumulated amortization of $1.3 billion, (ii) gross lease intangible liabilities of $287.4 million and the related accumulated amortization of $90.2 million, (iii) assets held for sale, net of $18.6 million, and (iv) real estate under construction of $119.4 million.
(d)A reconciliation of real estate and accumulated depreciation follows:

W. P. Carey 2020 10-K – 136

W. P. CAREY INC.
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Land, Buildings and Improvements Subject to Operating Leases
	Years Ended December 31,
	2020	2019	2018
Beginning balance	$9,703,504	$8,717,612	$5,334,446
Acquisitions	555,032	610,381	734,963
Foreign currency translation adjustment	290,559	(37,032)	(88,715)
Reclassification from direct financing lease	183,789	76,934	15,998
Reclassification from real estate under construction	176,211	122,519	86,784
Dispositions	(167,671)	(90,488)	(296,543)
Capital improvements	35,722	18,860	25,727
Impairment charges	(26,343)	(1,345)	(3,030)
Reclassification to assets held for sale	(14,051)	—	—
Reclassification from operating properties	—	291,750	—
CPA:17 Merger measurement period adjustments	—	(5,687)	—
Acquisitions through CPA:17 Merger	—	—	2,907,982
Ending balance	$10,736,752	$9,703,504	$8,717,612

	Reconciliation of Accumulated Depreciation for Land, Buildings and Improvements Subject to Operating Leases
	Years Ended December 31,
	2020	2019	2018
Beginning balance	$950,452	$724,550	$613,543
Depreciation expense	259,337	232,927	162,119
Dispositions	(24,786)	(6,109)	(41,338)
Foreign currency translation adjustment	24,764	(916)	(9,774)
Reclassification to assets held for sale	(2,855)	—	—
Ending balance	$1,206,912	$950,452	$724,550

	Reconciliation of Land, Buildings and Improvements Attributable to Operating Properties
	Years Ended December 31,
	2020	2019	2018
Beginning balance	$83,083	$466,050	$83,047
Capital improvements	393	1,853	3,080
Reclassification to operating leases	—	(291,750)	—
Reclassification to assets held for sale	—	(94,078)	—
Reclassification from real estate under construction	—	1,008	—
Acquisitions through CPA:17 Merger	—	—	423,530
Dispositions	—	—	(43,607)
Ending balance	$83,476	$83,083	$466,050

	Reconciliation of Accumulated Depreciation for Land, Buildings and Improvements Attributable to Operating Properties
	Years Ended December 31,
	2020	2019	2018
Beginning balance	$11,241	$10,234	$16,419
Depreciation expense	2,763	2,553	4,240
Reclassification to assets held for sale	—	(1,546)	—
Dispositions	—	—	(10,425)
Ending balance	$14,004	$11,241	$10,234

At December 31, 2020, the aggregate cost of real estate that we and our consolidated subsidiaries own for federal income tax purposes was approximately $13.2 billion.

W. P. Carey 2020 10-K – 137

W. P. CAREY INC.
SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
December 31, 2020
(dollars in thousands)

	Interest Rate	Final Maturity Date	Carrying Amount
Description
Financing agreement — retail facility	7.5%	Mar. 2025	$12,893
Financing agreement — observation wheel	7.5%	Jan. 2021 (a)	11,250
			$24,143
__________
(a)As of the date of this Report, we are negotiating an extension to the maturity date of this loan receivable.

	Reconciliation of Mortgage Loans on Real Estate
	Years Ended December 31,
	2020	2019	2018
Beginning balance	$47,737	$57,737	$—
Allowance for credit losses (Note 6)	(12,594)	—	—
Repayments	(11,000)	(10,000)	—
Acquisitions through CPA:17 Merger	—	—	57,737
Ending balance	$24,143	$47,737	$57,737

W. P. Carey 2020 10-K – 138

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2020 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making this assessment, we used criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, at December 31, 2020, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and in connection therewith, PricewaterhouseCoopers LLP has issued an attestation report on the Company’s effectiveness of internal controls over financial reporting as of December 31, 2020, as stated in their report in Item 8.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

W. P. Carey 2020 10-K – 139

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

W. P. Carey 2020 10-K – 140

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) and (2) — Financial statements and schedules: see index to financial statements and schedules included in Item 8.

(3) Exhibits:

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 16, 2017
3.2	Fifth Amended and Restated Bylaws of W. P. Carey Inc.	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed June 16, 2017
4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
4.2	Indenture, dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 14, 2014
4.3	First Supplemental Indenture, dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 14, 2014
4.4	Form of Global Note Representing $500,000,000 Aggregate Principal Amount of 4.60% Senior Notes due 2024	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 14, 2014
4.5	Second Supplemental Indenture, dated as of January 21, 2015, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 21, 2015
4.6	Form of Note representing €500 Million Aggregate Principal Amount of 2.000% Senior Notes due 2023	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 21, 2015
4.7	Third Supplemental Indenture, dated January 26, 2015, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 26, 2015
4.8	Form of Note representing $450 Million Aggregate Principal Amount of 4.000% Senior Notes due 2025	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 26, 2015
4.9	Fourth Supplemental Indenture, dated as of September 12, 2016, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 12, 2016
4.10	Form of Note representing $350 Million Aggregate Principal Amount of 4.250% Senior Notes due 2026	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed September 12, 2016

W. P. Carey 2020 10-K – 141

Exhibit No.	Description	Method of Filing
4.11	Indenture, dated as of November 8, 2016, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Automatic shelf registration statement on Form S-3 (File No. 333-233159) filed August 9, 2019
4.12	First Supplemental Indenture, dated as of January 19, 2017, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 19, 2017
4.13	Form of Note representing €500 Million Aggregate Principal Amount of 2.250% Senior Notes due 2024	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed January 19, 2017
4.14	Second Supplemental Indenture dated as of March 6, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 6, 2018
4.15	Form of Note representing €500 Million Aggregate Principal Amount of 2.125% Senior Notes due 2027	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 6, 2018
4.16	Third Supplemental Indenture dated as of October 9, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed October 9, 2018
4.17	Form of Note representing €500 Million Aggregate Principal Amount of 2.250% Senior Notes due 2026	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 9, 2018
4.18	Fifth Supplemental Indenture, dated June 14, 2019, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Current Report on Form 10-Q filed August 2, 2019
4.19	Form of Note representing $325 Million Aggregate Principal Amount of 3.850% Senior Notes due 2029	Incorporated by reference to Exhibit 4.2 to Current Report on Form 10-Q filed August 2, 2019
4.20	Fourth Supplemental Indenture, dated as of September 19, 2019, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed September 19, 2019
4.21	Form of Note representing €500 Million Aggregate Principal Amount of 1.350% Senior Notes due 2028	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed September 19, 2019
4.22	Description of Securities Registered under Section 12 of the Exchange Act	Incorporated by reference to Exhibit 4.22 to Annual Report on Form 10-K for the year ended December 31, 2019 filed February 21, 2020
4.23	Sixth Supplemental Indenture, dated October 14, 2020, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed October 14, 2020
4.24	Form of 2.400% Senior Notes due 2031	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed October 14, 2020
10.1	W. P. Carey Inc. 1997 Share Incentive Plan, as amended *	Incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015

W. P. Carey 2020 10-K – 142

Exhibit No.	Description	Method of Filing
10.2	W. P. Carey Inc. (formerly W. P. Carey & Co. LLC) Long-Term Incentive Program as amended and restated effective as of September 28, 2012 *	Incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.3	W. P. Carey Inc. Amended and Restated Deferred Compensation Plan for Employees *	Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.4	Amended and Restated W. P. Carey Inc. 2009 Share Incentive Plan *	Incorporated by reference to Appendix A of Schedule 14A filed April 30, 2013
10.5	2017 Annual Incentive Compensation Plan	Incorporated by reference to Exhibit A of Schedule 14A filed April 11, 2017
10.6	2017 Share Incentive Plan	Incorporated by reference to Exhibit B of Schedule 14A filed April 11, 2017
10.7	Form of Share Option Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.9 to Registration Statement on Form S-8 filed June 27, 2017
10.8	Form of Restricted Share Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-8 filed June 27, 2017
10.9	Form of Restricted Share Unit Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.8 to Registration Statement on Form S-8 filed June 27, 2017
10.10	Form of Long-Term Performance Share Unit Award Agreement pursuant to the W. P. Carey Inc. 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-8 filed June 27, 2017
10.11	Form of Non-Employee Director Restricted Share Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8, filed June 27, 2017
10.12	W. P. Carey Inc. 2009 Non-Employee Directors’ Incentive Plan *	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013
10.13	Amended and Restated Advisory Agreement, dated as of January 1, 2015 by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.14	First Amendment to Amended and Restated Advisory Agreement, dated as of January 30, 2018, among Corporate Property Associates 18 – Global Incorporated, CPA: 18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2017 filed February 23, 2018
10.15	Amended and Restated Asset Management Agreement dated as of May 13, 2015, by and among, Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.3 to Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 15, 2015

W. P. Carey 2020 10-K – 143

Exhibit No.	Description	Method of Filing
10.16	Fourth Amended and Restated Credit Agreement, dated as of February 20, 2020, among W. P. Carey Inc. and Certain of its Subsidiaries identified therein as Guarantors, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as L/C Issuers, Bank of America, N.A., as Swing Line Lender, and the Lenders party thereto	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 20, 2020
10.17	Agency Agreement dated as of January 19, 2017, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2017
10.18	Agency Agreement dated as of March 6, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 6, 2018
10.19	Agency Agreement dated as of October 9, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 9, 2018
10.20	Equity Sales Agreement, dated August 9, 2019, by and among W. P. Carey Inc. and each of Barclays Capital Inc., BMO Capital Markets Corp., BNY Mellon Capital Markets, LLC, BofA Securities, Inc., BTIG, LLC, Capital One Securities, Inc., Fifth Third Securities, Inc., Jefferies LLC, J.P. Morgan Securities LLC, Regions Securities LLC, Scotia Capital (USA) Inc., Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities, LLC, as agents, and each of Barclays Bank PLC, Bank of Montreal, The Bank of New York Mellon, Bank of America, N.A., Jefferies LLC, JPMorgan Chase Bank, National Association, The Bank of Nova Scotia and Wells Fargo Bank, National Association, as forward purchasers	Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed August 12, 2019
10.21	Agency Agreement dated as of September 19, 2019, by and among WPC Eurobond B.V., as issuer, W.P. Carey Inc., as guarantor, Elavon Financial Services DAC, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 19, 2019
10.22	Transition Services Agreement dated as of October 22, 2019, by and between W. P. Carey Inc. and Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 22, 2019
10.23	Forward Confirmation, dated June 17, 2020, by and among W. P. Carey Inc. and J.P. Morgan Chase Bank, National Association	Incorporated by reference to Exhibit 1.2 to Current Report on Form 8-K filed June 22, 2020
10.24	Forward Confirmation, dated June 17, 2020, by and among W. P. Carey Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 1.3 to Current Report on Form 8-K filed June 22, 2020
10.25	Forward Confirmation, dated June 18, 2020, by and among W. P. Carey Inc. and J.P. Morgan Chase Bank, National Association	Incorporated by reference to Exhibit 1.4 to Current Report on Form 8-K filed June 22, 2020

W. P. Carey 2020 10-K – 144

Exhibit No.	Description	Method of Filing
10.26	Forward Confirmation, dated June 18, 2020, by and among W. P. Carey Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 1.5 to Current Report on Form 8-K filed June 22, 2020
18.1	Preferability letter of Independent Registered Public Accounting Firm	Incorporated by reference to Exhibit 18.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed November 5, 2013
21.1	List of Registrant Subsidiaries	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Director and Officer Indemnification Policy	Incorporated by reference to Exhibit 99.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
______________________
*The referenced exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15 (a)(3) of Form 10-K.

W. P. Carey 2020 10-K – 145

Item 16. Form 10-K Summary.

None.

W. P. Carey 2020 10-K – 146

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.

Date:	February 12, 2021	By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason E. Fox	Director and Chief Executive Officer	February 12, 2021
Jason E. Fox	(Principal Executive Officer)

/s/ ToniAnn Sanzone	Chief Financial Officer	February 12, 2021
ToniAnn Sanzone	(Principal Financial Officer)

/s/ Arjun Mahalingam	Chief Accounting Officer	February 12, 2021
Arjun Mahalingam	(Principal Accounting Officer)

/s/ Christopher J. Niehaus	Chairman of the Board and Director	February 12, 2021
Christopher J. Niehaus

/s/ Mark A. Alexander	Director	February 12, 2021
Mark A. Alexander

/s/ Tonit M. Calaway	Director	February 12, 2021
Tonit M. Calaway

/s/ Peter J. Farrell	Director	February 12, 2021
Peter J. Farrell

/s/ Robert J. Flanagan	Director	February 12, 2021
Robert J. Flanagan

/s/ Axel K. A. Hansing	Director	February 12, 2021
Axel K. A. Hansing

/s/ Jean Hoysradt	Director	February 12, 2021
Jean Hoysradt

/s/ Margaret G. Lewis	Director	February 12, 2021
Margaret G. Lewis

/s/ Nicolaas J. M. van Ommen	Director	February 12, 2021
Nicolaas J. M. van Ommen

W. P. Carey 2020 10-K – 147

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 16, 2017
3.2	Fifth Amended and Restated Bylaws of W. P. Carey Inc.	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed June 16, 2017
4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
4.2	Indenture, dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 14, 2014
4.3	First Supplemental Indenture, dated as of March 14, 2014, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed March 14, 2014
4.4	Form of Global Note Representing $500,000,000 Aggregate Principal Amount of 4.60% Senior Notes due 2024	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 14, 2014
4.5	Second Supplemental Indenture, dated as of January 21, 2015, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 21, 2015
4.6	Form of Note representing €500 Million Aggregate Principal Amount of 2.000% Senior Notes due 2023	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 21, 2015
4.7	Third Supplemental Indenture, dated January 26, 2015, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 26, 2015
4.8	Form of Note representing $450 Million Aggregate Principal Amount of 4.000% Senior Notes due 2025	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 26, 2015
4.9	Fourth Supplemental Indenture, dated as of September 12, 2016, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 12, 2016
4.10	Form of Note representing $350 Million Aggregate Principal Amount of 4.250% Senior Notes due 2026	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed September 12, 2016
4.11	Indenture, dated as of November 8, 2016, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Automatic shelf registration statement on Form S-3 (File No. 333-233159) filed August 9, 2019

Exhibit No.	Description	Method of Filing
4.12	First Supplemental Indenture, dated as of January 19, 2017, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed January 19, 2017
4.13	Form of Note representing €500 Million Aggregate Principal Amount of 2.250% Senior Notes due 2024	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed January 19, 2017
4.14	Second Supplemental Indenture dated as of March 6, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 6, 2018
4.15	Form of Note representing €500 Million Aggregate Principal Amount of 2.125% Senior Notes due 2027	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 6, 2018
4.16	Third Supplemental Indenture dated as of October 9, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed October 9, 2018
4.17	Form of Note representing €500 Million Aggregate Principal Amount of 2.250% Senior Notes due 2026	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed October 9, 2018
4.18	Fifth Supplemental Indenture, dated June 14, 2019, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to Current Report on Form 10-Q filed August 2, 2019
4.19	Form of Note representing $325 Million Aggregate Principal Amount of 3.850% Senior Notes due 2029	Incorporated by reference to Exhibit 4.2 to Current Report on Form 10-Q filed August 2, 2019
4.20	Fourth Supplemental Indenture, dated as of September 19, 2019, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed September 19, 2019
4.21	Form of Note representing €500 Million Aggregate Principal Amount of 1.350% Senior Notes due 2028	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed September 19, 2019
4.22	Description of Securities Registered under Section 12 of the Exchange Act	Incorporated by reference to Exhibit 4.22 to Annual Report on Form 10-K for the year ended December 31, 2019 filed February 21, 2020
4.23	Sixth Supplemental Indenture, dated October 14, 2020, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed October 14, 2020
4.24	Form of 2.400% Senior Notes due 2031	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed October 14, 2020
10.1	W. P. Carey Inc. 1997 Share Incentive Plan, as amended *	Incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.2	W. P. Carey Inc. (formerly W. P. Carey & Co. LLC) Long-Term Incentive Program as amended and restated effective as of September 28, 2012 *	Incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013

Exhibit No.	Description	Method of Filing
10.3	W. P. Carey Inc. Amended and Restated Deferred Compensation Plan for Employees *	Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
10.4	Amended and Restated W. P. Carey Inc. 2009 Share Incentive Plan *	Incorporated by reference to Appendix A of Schedule 14A filed April 30, 2013
10.5	2017 Annual Incentive Compensation Plan	Incorporated by reference to Exhibit A of Schedule 14A filed April 11, 2017
10.6	2017 Share Incentive Plan	Incorporated by reference to Exhibit B of Schedule 14A filed April 11, 2017
10.7	Form of Share Option Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.9 to Registration Statement on Form S-8 filed June 27, 2017
10.8	Form of Restricted Share Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-8 filed June 27, 2017
10.9	Form of Restricted Share Unit Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.8 to Registration Statement on Form S-8 filed June 27, 2017
10.10	Form of Long-Term Performance Share Unit Award Agreement pursuant to the W. P. Carey Inc. 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-8 filed June 27, 2017
10.11	Form of Non-Employee Director Restricted Share Agreement under the 2017 Share Incentive Plan	Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8, filed June 27, 2017
10.12	W. P. Carey Inc. 2009 Non-Employee Directors’ Incentive Plan *	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013
10.13	Amended and Restated Advisory Agreement, dated as of January 1, 2015 by and among Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 2, 2015
10.14	First Amendment to Amended and Restated Advisory Agreement, dated as of January 30, 2018, among Corporate Property Associates 18 – Global Incorporated, CPA: 18 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the year ended December 31, 2017 filed February 23, 2018
10.15	Amended and Restated Asset Management Agreement dated as of May 13, 2015, by and among, Corporate Property Associates 18 – Global Incorporated, CPA:18 Limited Partnership and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.3 to Corporate Property Associates 18 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 15, 2015
10.16	Fourth Amended and Restated Credit Agreement, dated as of February 20, 2020, among W. P. Carey Inc. and Certain of its Subsidiaries identified therein as Guarantors, Bank of America, N.A., as Administrative Agent, Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as L/C Issuers, Bank of America, N.A., as Swing Line Lender, and the Lenders party thereto	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 20, 2020

Exhibit No.	Description	Method of Filing
10.17	Agency Agreement dated as of January 19, 2017, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2017
10.18	Agency Agreement dated as of March 6, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 6, 2018
10.19	Agency Agreement dated as of October 9, 2018, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, UK Branch, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 9, 2018
10.20	Equity Sales Agreement, dated August 9, 2019, by and among W. P. Carey Inc. and each of Barclays Capital Inc., BMO Capital Markets Corp., BNY Mellon Capital Markets, LLC, BofA Securities, Inc., BTIG, LLC, Capital One Securities, Inc., Fifth Third Securities, Inc., Jefferies LLC, J.P. Morgan Securities LLC, Regions Securities LLC, Scotia Capital (USA) Inc., Stifel, Nicolaus & Company, Incorporated and Wells Fargo Securities, LLC, as agents, and each of Barclays Bank PLC, Bank of Montreal, The Bank of New York Mellon, Bank of America, N.A., Jefferies LLC, JPMorgan Chase Bank, National Association, The Bank of Nova Scotia and Wells Fargo Bank, National Association, as forward purchasers	Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed August 12, 2019
10.21	Agency Agreement dated as of September 19, 2019, by and among WPC Eurobond B.V., as issuer, W.P. Carey Inc., as guarantor, Elavon Financial Services DAC, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 19, 2019
10.22	Transition Services Agreement dated as of October 22, 2019, by and between W. P. Carey Inc. and Carey Watermark Investors 2 Incorporated	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 22, 2019
10.23	Forward Confirmation, dated June 17, 2020, by and among W. P. Carey Inc. and J.P. Morgan Chase Bank, National Association	Incorporated by reference to Exhibit 1.2 to Current Report on Form 8-K filed June 22, 2020
10.24	Forward Confirmation, dated June 17, 2020, by and among W. P. Carey Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 1.3 to Current Report on Form 8-K filed June 22, 2020
10.25	Forward Confirmation, dated June 18, 2020, by and among W. P. Carey Inc. and J.P. Morgan Chase Bank, National Association	Incorporated by reference to Exhibit 1.4 to Current Report on Form 8-K filed June 22, 2020
10.26	Forward Confirmation, dated June 18, 2020, by and among W. P. Carey Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 1.5 to Current Report on Form 8-K filed June 22, 2020
18.1	Preferability letter of Independent Registered Public Accounting Firm	Incorporated by reference to Exhibit 18.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed November 5, 2013

Exhibit No.	Description	Method of Filing
21.1	List of Registrant Subsidiaries	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Director and Officer Indemnification Policy	Incorporated by reference to Exhibit 99.1 to Annual Report on Form 10-K for the year ended December 31, 2012 filed February 26, 2013
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
______________________
*The referenced exhibit is a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15 (a)(3) of Form 10-K.