Form 10-Q
period 2021-03-31
W. P. Carey Inc.
filed 2021-04-30
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 177,965,296 shares of common stock, $0.001 par value, outstanding at April 23, 2021.

W. P. Carey 3/31/2021 10-Q – 1

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

These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. There are a number of risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Other unknown or unpredictable risks or uncertainties, like the risks related to the effects of pandemics and global outbreaks of contagious diseases (such as the current COVID-19 pandemic) or the fear of such outbreaks, could also have material adverse effects on our business, financial condition, liquidity, results of operations, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report, as well as in our other filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 12, 2021 (the “2020 Annual Report”). Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, potential investors are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

W. P. Carey 3/31/2021 10-Q – 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
Assets
Investments in real estate:
Land, buildings and improvements	$10,930,595	$10,939,619
Net investments in direct financing leases	698,852	711,974
In-place lease intangible assets and other	2,295,863	2,301,174
Above-market rent intangible assets	868,242	881,159
Investments in real estate	14,793,552	14,833,926
Accumulated depreciation and amortization	(2,572,091)	(2,490,087)
Assets held for sale, net	14,983	18,590
Net investments in real estate	12,236,444	12,362,429
Equity investments in the Managed Programs and real estate	269,448	283,446
Cash and cash equivalents	229,153	248,662
Due from affiliates	4,027	26,257
Other assets, net	903,927	876,024
Goodwill	905,701	910,818
Total assets (a)	$14,548,700	$14,707,636
Liabilities and Equity
Debt:
Senior unsecured notes, net	$5,451,520	$5,146,192
Unsecured term loans, net	318,440	321,971
Unsecured revolving credit facility	21,751	82,281
Non-recourse mortgages, net	728,663	1,145,554
Debt, net	6,520,374	6,695,998
Accounts payable, accrued expenses and other liabilities	618,300	603,663
Below-market rent and other intangible liabilities, net	192,029	197,248
Deferred income taxes	138,973	145,844
Dividends payable	188,569	186,514
Total liabilities (a)	7,658,245	7,829,267
Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 177,520,962 and 175,401,757 shares, respectively, issued and outstanding	178	175
Additional paid-in capital	9,061,143	8,925,365
Distributions in excess of accumulated earnings	(1,988,440)	(1,850,935)
Deferred compensation obligation	49,815	42,014
Accumulated other comprehensive loss	(233,889)	(239,906)
Total stockholders’ equity	6,888,807	6,876,713
Noncontrolling interests	1,648	1,656
Total equity	6,890,455	6,878,369
Total liabilities and equity	$14,548,700	$14,707,636
__________
(a)See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2021 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues
Real Estate:
Lease revenues	$301,765	$282,110
Lease termination income and other	2,227	6,509
Operating property revenues	2,179	5,967
	306,171	294,586
Investment Management:
Asset management and other revenue	3,954	10,383
Reimbursable costs from affiliates	1,041	4,030
	4,995	14,413
	311,166	308,999
Operating Expenses
Depreciation and amortization	110,322	116,194
General and administrative	22,083	20,745
Reimbursable tenant costs	15,758	13,175
Property expenses, excluding reimbursable tenant costs	10,883	10,075
Stock-based compensation expense	5,381	2,661
Operating property expenses	1,911	5,223
Reimbursable costs from affiliates	1,041	4,030
Merger and other expenses	(476)	187
Impairment charges	—	19,420
Subadvisor fees	—	1,277
	166,903	192,987
Other Income and Expenses
Interest expense	(51,640)	(52,540)
Other gains and (losses)	(41,188)	(9,815)
Equity in losses of equity method investments in the Managed Programs and real estate	(9,733)	(45,790)
Gain on sale of real estate, net	9,372	11,751
Non-operating income	6,356	5,392
	(86,833)	(91,002)
Income before income taxes	57,430	25,010
(Provision for) benefit from income taxes	(5,789)	41,692
Net Income	51,641	66,702
Net income attributable to noncontrolling interests	(7)	(612)
Net Income Attributable to W. P. Carey	$51,634	$66,090

Basic Earnings Per Share	$0.29	$0.38
Diluted Earnings Per Share	$0.29	$0.38
Weighted-Average Shares Outstanding
Basic	176,640,861	173,249,236
Diluted	176,965,510	173,460,053

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2021 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Net Income	$51,641	$66,702
Other Comprehensive Income (Loss)
Unrealized gain on derivative instruments	19,919	12,849
Foreign currency translation adjustments	(13,902)	(52,200)
	6,017	(39,351)
Comprehensive Income	57,658	27,351

Amounts Attributable to Noncontrolling Interests
Net income	(7)	(612)
Comprehensive income attributable to noncontrolling interests	(7)	(612)
Comprehensive Income Attributable to W. P. Carey	$57,651	$26,739

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2021 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2021	175,401,757	$175	$8,925,365	$(1,850,935)	$42,014	$(239,906)	$6,876,713	$1,656	$6,878,369
Shares issued under “at-the-market” offering, net	2,020,115	3	140,284				140,287		140,287
Shares issued upon delivery of vested restricted share awards	99,090	—	(3,744)				(3,744)		(3,744)
Deferral of vested shares, net			(7,049)		7,049		—		—
Amortization of stock-based compensation expense			5,381				5,381		5,381
Distributions to noncontrolling interests							—	(15)	(15)
Dividends declared ($1.048 per share)			906	(189,139)	752		(187,481)		(187,481)
Net income				51,634			51,634	7	51,641
Other comprehensive income:
Unrealized gain on derivative instruments						19,919	19,919		19,919
Foreign currency translation adjustments						(13,902)	(13,902)		(13,902)
Balance at March 31, 2021	177,520,962	$178	$9,061,143	$(1,988,440)	$49,815	$(233,889)	$6,888,807	$1,648	$6,890,455

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2020	172,278,242	$172	$8,717,535	$(1,557,374)	$37,263	$(255,667)	$6,941,929	$6,244	$6,948,173
Cumulative-effect adjustment for the adoption of ASU 2016-13, Financial Instruments — Credit Losses				(14,812)			(14,812)		(14,812)
Shares issued upon delivery of vested restricted share awards	124,274	—	(5,012)				(5,012)		(5,012)
Deferral of vested shares, net			(4,131)		4,131		—		—
Amortization of stock-based compensation expense			2,661				2,661		2,661
Distributions to noncontrolling interests							—	(4,725)	(4,725)
Dividends declared ($1.040 per share)			1,191	(182,648)	897		(180,560)		(180,560)
Net income				66,090			66,090	612	66,702
Other comprehensive loss:
Foreign currency translation adjustments						(52,200)	(52,200)		(52,200)
Unrealized gain on derivative instruments						12,849	12,849		12,849
Balance at March 31, 2020	172,402,516	$172	$8,712,244	$(1,688,744)	$42,291	$(295,018)	$6,770,945	$2,131	$6,773,076

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2021 10-Q – 6

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows — Operating Activities
Net income	$51,641	$66,702
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	114,021	119,483
Net realized and unrealized losses on extinguishment of debt, equity securities, foreign currency transactions, and other	42,360	7,275
Amortization of rent-related intangibles and deferred rental revenue	13,118	12,794
Straight-line rent adjustments	(10,184)	(11,619)
Equity in losses of equity method investments in the Managed Programs and real estate	9,733	45,790
Gain on sale of real estate, net	(9,372)	(11,751)
Stock-based compensation expense	5,381	2,661
Asset management revenue received in shares of Managed REITs	(3,138)	(7,056)
Deferred income tax benefit	(2,567)	(41,487)
Distributions of earnings from equity method investments	1,603	2,656
Allowance for credit losses	(1,358)	5,499
Impairment charges	—	19,420
Net changes in other operating assets and liabilities	(22,794)	(30,670)
Net Cash Provided by Operating Activities	188,444	179,697
Cash Flows — Investing Activities
Purchases of real estate	(150,922)	(197,626)
Proceeds from sales of real estate (Note 14)	88,037	105,154
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(29,270)	(53,392)
Proceeds from repayment of short-term loans to affiliates	21,048	20,973
Other investing activities, net	(8,445)	6,591
Return of capital from equity method investments	3,086	3,496
Proceeds from repayment of loans receivable	—	11,000
Funding of short-term loans to affiliates	—	(5,433)
Capital contributions to equity method investments	—	(595)
Net Cash Used in Investing Activities	(76,466)	(109,832)
Cash Flows — Financing Activities
Proceeds from issuance of Senior Unsecured Notes	1,038,391	—
Redemption of Senior Unsecured Notes	(617,442)	—
Prepayments of mortgage principal	(425,219)	—
Repayments of Unsecured Revolving Credit Facility	(407,975)	(466,643)
Proceeds from Unsecured Revolving Credit Facility	350,525	348,977
Dividends paid	(185,426)	(180,274)
Proceeds from shares issued under ATM Program, net of selling costs	140,220	—
Scheduled payments of mortgage principal	(14,203)	(21,117)
Payment of financing costs	(7,797)	(9,993)
Payments for withholding taxes upon delivery of equity-based awards	(3,744)	(5,011)
Other financing activities, net	(95)	7,269
Distributions paid to noncontrolling interests	(15)	(4,725)
Proceeds from Unsecured Term Loans	—	298,974
Net Cash Used in Financing Activities	(132,780)	(32,543)
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(6,479)	(4,550)
Net (decrease) increase in cash and cash equivalents and restricted cash	(27,281)	32,772
Cash and cash equivalents and restricted cash, beginning of period	311,779	251,518
Cash and cash equivalents and restricted cash, end of period	$284,498	$284,290

See Notes to Consolidated Financial Statements.

W. P. Carey 3/31/2021 10-Q – 7

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

On April 13, 2020, two of the non-traded REITs that we advised, Carey Watermark Investors Incorporated (“CWI 1”) and Carey Watermark Investors 2 Incorporated (“CWI 2”) (together, the “CWI REITs”), merged in an all-stock transaction, with CWI 2 as the surviving entity (the “CWI 1 and CWI 2 Merger”). Following the close of the CWI 1 and CWI 2 Merger, our advisory agreements with CWI 1 and CWI 2 were terminated, CWI 2 was renamed Watermark Lodging Trust, Inc. (“WLT”), and we began to provide certain services to WLT pursuant to a transition services agreement. As a result, at March 31, 2021, we were the advisor to the following entities (Note 3):

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

Reportable Segments

Real Estate — Lease revenues from our real estate investments generate the vast majority of our earnings. We invest primarily in commercial properties located in the United States and Northern and Western Europe, which are leased to companies on a triple-net lease basis. At March 31, 2021, our owned portfolio was comprised of our full or partial ownership interests in 1,261 properties, totaling approximately 146 million square feet, substantially all of which were net leased to 351 tenants, with a weighted-average lease term of 10.6 years and an occupancy rate of 98.3%. In addition, at March 31, 2021, our portfolio was comprised of full or partial ownership interests in 20 operating properties, including 19 self-storage properties and one hotel, totaling approximately 1.4 million square feet.

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

W. P. Carey 3/31/2021 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)
At March 31, 2021, the Managed Programs owned all or a portion of 52 net-leased properties (including certain properties in which we also have an ownership interest), totaling approximately 10.6 million square feet, substantially all of which were leased to 65 tenants, with an occupancy rate of approximately 98.7%. The Managed Programs also had interests in 69 operating properties (totaling approximately 5.6 million square feet in the aggregate) and ten active build-to-suit projects at the same date.

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

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations, and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2020, which are included in the 2020 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

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

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a VIE and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. There have been no significant changes in our VIE policies from what was disclosed in the 2020 Annual Report.

At both March 31, 2021 and December 31, 2020, we considered 12 entities to be VIEs, of which we consolidated five, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in our consolidated balance sheets (in thousands):

	March 31, 2021	December 31, 2020
Land, buildings and improvements	$423,333	$423,333
Net investments in direct financing leases	15,149	15,242
In-place lease intangible assets and other	41,987	41,997
Above-market rent intangible assets	26,720	26,720
Accumulated depreciation and amortization	(141,973)	(137,827)
Total assets	378,662	381,953

Non-recourse mortgages, net	$3,268	$3,508
Below-market rent and other intangible liabilities, net	21,855	22,283
Total liabilities	48,869	48,971

W. P. Carey 3/31/2021 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)
At both March 31, 2021 and December 31, 2020, our seven unconsolidated VIEs included our interests in five unconsolidated real estate investments, which we account for under the equity method of accounting, and two unconsolidated entities, which we accounted for at fair value. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities. As of March 31, 2021, and December 31, 2020, the net carrying amount of our investments in these entities was $438.8 million and $425.3 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Asset management revenue and structuring and other advisory revenue are now included within Asset management and other revenue in the consolidated statements of income.

We currently present Non-operating income on its own line item in the consolidated statements of income, which was previously included within Other gains and (losses). Non-operating income primarily consists of realized gains and losses on derivative instruments, dividends from equity securities, and interest income on our cash deposits and loans to affiliates.

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

Revenue Recognition

There have been no significant changes in our policies for revenue from contracts under Accounting Standards Codification (“ASC”) 606 from what was disclosed in the 2020 Annual Report. ASC 606 does not apply to our lease revenues, which constitute a majority of our revenues, but primarily applies to revenues generated from our hotel operating properties and our Investment Management segment. Revenue from contracts for our Real Estate segment primarily represented operating property revenues of $0.7 million and $4.6 million for the three months ended March 31, 2021 and 2020, respectively (Note 15). Revenue from contracts under ASC 606 from our Investment Management segment is discussed in Note 3.

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

For the three months ended March 31, 2021 as compared to the same period in 2020, lease revenues decreased by $2.9 million due to the impact of the COVID-19 pandemic (including uncollected rent, as well as property vacancies and lease amendments). In addition, for the three months ended March 31, 2021 as compared to the same period in 2020, for our remaining hotel operating property, revenues decreased by $2.0 million and expenses decreased by $1.5 million, due to the adverse effect of the COVID-19 pandemic on the hotel’s operations.

W. P. Carey 3/31/2021 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)
Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$229,153	$248,662
Restricted cash (a)	55,345	63,117
Total cash and cash equivalents and restricted cash	$284,498	$311,779
__________
(a)Restricted cash is included within Other assets, net on our consolidated balance sheets.

Note 3. Agreements and Transactions with Related Parties

Advisory Agreements and Partnership Agreements with the Managed Programs

We currently have advisory agreements with CPA:18 – Global and CESH, pursuant to which we earn fees and are entitled to receive reimbursement for certain fund management expenses. Upon completion of the CWI 1 and CWI 2 Merger on April 13, 2020, as described below, our advisory agreements with CWI 1 and CWI 2 were terminated, and we no longer receive fees, reimbursements, or distributions of Available Cash from CWI 1 and CWI 2. We no longer raise capital for new or existing funds, but we currently expect to continue to manage CPA:18 – Global and CESH and earn various fees (as described below) through the end of their respective life cycles. We have partnership agreements with CPA:18 – Global and CESH, and under the partnership agreement with CPA:18 – Global, we are entitled to receive certain cash distributions from its operating partnership.

The following tables present a summary of revenue earned, reimbursable costs, and distributions of Available Cash received/accrued from the Managed Programs and WLT for the periods indicated, included in the consolidated financial statements (in thousands):

	Three Months Ended March 31,
	2021	2020
Asset management revenue (a) (b)	$3,954	$9,889
Distributions of Available Cash (c)	1,539	1,916
Reimbursable costs from affiliates (a)	1,041	4,030
Interest income on deferred acquisition fees and loans to affiliates (d)	34	278
Structuring and other advisory revenue (a) (b)	—	494
	$6,568	$16,607

	Three Months Ended March 31,
	2021	2020
CPA:18 – Global	$5,359	$5,912
CWI 1	—	5,040
CWI 2	—	4,200
CESH	1,101	1,455
WLT (reimbursed transition services)	108	—
	$6,568	$16,607
__________
(a)Amounts represent revenues from contracts under ASC 606.
(b)Included within Asset management and other revenue in the consolidated statements of income.
(c)Included within Equity in losses of equity method investments in the Managed Programs and real estate in the consolidated statements of income.
(d)Included within Non-operating income in the consolidated statements of income.

W. P. Carey 3/31/2021 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)
The following table presents a summary of amounts included in Due from affiliates in the consolidated financial statements (in thousands):

	March 31, 2021	December 31, 2020
Asset management fees receivable	$1,587	$1,054
Accounts receivable	1,119	305
Reimbursable costs	995	1,760
Deferred acquisition fees receivable, including accrued interest	199	1,858
Current acquisition fees receivable	127	136
Short-term loans to affiliates, including accrued interest	—	21,144
	$4,027	$26,257

Asset Management Revenue

Under the advisory agreements with the Managed Programs, we earn asset management revenue for managing their investment portfolios. The following table presents a summary of our asset management fee arrangements with the remaining Managed Programs:

Managed Program	Rate	Payable	Description
CPA:18 – Global	0.5% – 1.5%
In shares of its Class A common stock and/or cash, at the option of CPA:18 – Global; payable 50% in cash and 50% in shares of its Class A common stock for 2020 through March 31, 2020; payable in shares of its Class A common stock effective as of April 1, 2020
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

Reimbursable Costs from Affiliates

The existing Managed Programs reimburse us in cash for certain personnel and overhead costs that we incur on their behalf. For CPA:18 – Global, such costs, excluding those related to our legal transactions group, our senior management, and our investments team, are charged to CPA:18 – Global based on the average of the trailing 12-month aggregate reported revenues of the Managed Programs and us, and personnel costs are capped at 1.0% of CPA:18 – Global’s pro rata lease revenues for both 2021 and 2020; for the legal transactions group, costs are charged according to a fee schedule. Following the closing of the CWI 1 and CWI 2 Merger on April 13, 2020, we began recording reimbursements from WLT pursuant to a transition services agreement (described below) based on actual expenses incurred. For CESH, reimbursements are based on actual expenses incurred.

Distributions of Available Cash

We are entitled to receive distributions of up to 10% of the Available Cash (as defined in CPA:18 – Global’s partnership agreement) from the operating partnership of CPA:18 – Global, payable quarterly in arrears.

W. P. Carey 3/31/2021 10-Q – 12

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

Other Transactions with Affiliates

CWI 1 and CWI 2 Merger

The CWI 1 and CWI 2 Merger closed on April 13, 2020 and is discussed in detail in the 2020 Annual Report. Subsequently, CWI 2 was renamed WLT, as described in Note 1.

In connection with the CWI 1 and CWI 2 Merger, we entered into an internalization agreement and a transition services agreement. Immediately following the closing of the CWI 1 and CWI 2 Merger, (i) the advisory agreements with each of CWI 1 and CWI 2 and each of their respective operating partnerships terminated, (ii) the subadvisory agreements with the subadvisors for CWI 1 and CWI 2 were terminated, and (iii) we provided certain transition services at cost to WLT generally for a period of 12 months from closing. As of the date of this Report, all services provided under the transition services agreement have terminated, except for certain information systems and data services. Our investments in common stock and preferred stock of WLT are disclosed in Note 7 and Note 8, respectively.

Loans to Affiliates

From time to time, our board of directors (“the Board”) has approved the making of secured and unsecured loans or lines of credit from us to certain of the Managed Programs, at our sole discretion, generally for the purpose of facilitating acquisitions or for working capital purposes.

The principal outstanding balance on our line of credit to CPA:18 – Global was $21.1 million as of December 31, 2020. CPA:18 – Global repaid the principal outstanding balance in full during the three months ended March 31, 2021.

Other

At March 31, 2021, we owned interests in nine jointly owned investments in real estate (including our investment in shares of common stock of WLT, as described in Note 7), with the remaining interests held by affiliates or third parties. We account for eight such investments under the equity method of accounting (Note 7) and consolidate the remaining investment. In addition, we owned stock of CPA:18 – Global and limited partnership units of CESH at that date. We accounted for our investment in CPA:18 – Global under the equity method of accounting and elected to account for our investment in CESH under the fair value option (Note 7).

Note 4. Land, Buildings and Improvements and Assets Held for Sale

Land, Buildings and Improvements — Operating Leases

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	March 31, 2021	December 31, 2020
Land	$2,023,689	$2,012,688
Buildings and improvements	8,740,637	8,724,064
Real estate under construction	82,767	119,391
Less: Accumulated depreciation	(1,261,690)	(1,206,912)
	$9,585,403	$9,649,231

W. P. Carey 3/31/2021 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)
During the three months ended March 31, 2021, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro decreased by 4.4% to $1.1725 from $1.2271. As a result of this fluctuation in foreign currency exchange rates, the carrying value of our Land, buildings and improvements subject to operating leases decreased by $129.5 million from December 31, 2020 to March 31, 2021.

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $67.0 million and $65.9 million for the three months ended March 31, 2021 and 2020, respectively.

During the three months ended March 31, 2021, we determined that the tenant/seller in the January 2020 acquisition of an industrial facility in Aurora, Oregon, would not be able to secure an easement on the property. As a result, the tenant/seller forfeited $5.0 million of the initial purchase price that we held back at the time of acquisition, the release of which was contingent on securing the easement. Since we previously accounted for this as a contingent liability and included the $5.0 million holdback within our capitalized real estate, we reduced the carrying value of Land, buildings and improvements subject to operating leases by this amount during the three months ended March 31, 2021 and removed the corresponding liability from Accounts payable, accrued expenses and other liabilities on our consolidated balance sheets.

Acquisitions of Real Estate

During the three months ended March 31, 2021, we entered into the following investments, which were deemed to be real estate asset acquisitions (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Capitalized Costs
Grove City, Ohio, and Anderson, South Carolina	2	2/2/2021	Warehouse	$19,129
Various, New Jersey and Pennsylvania (a)	10	2/11/2021	Retail; Office	55,115
Central Valley, California (b)	4	2/11/2021	Warehouse; Land	75,008
	16			$149,252
__________
(a)This acquisition is comprised of seven retail facilities and three office facilities.
(b)This acquisition is comprised of two warehouse facilities and two parcels of land.

The aggregate purchase price allocation for investments disclosed above is as follows (dollars in thousands):

Total Capitalized Costs
Land	$27,466
Buildings and improvements	86,807
Intangibles:
In-place lease (weighted-average expected life of 24.7 years)	34,979
$149,252

As of March 31, 2021, we committed to purchase a food production facility in Lawrence, Kansas, for approximately $27.3 million upon completion of construction of the property, which is expected to take place during the fourth quarter of 2021.

Real Estate Under Construction

During the three months ended March 31, 2021, we capitalized real estate under construction totaling $18.5 million. The number of construction projects in progress with balances included in real estate under construction was four and five as of March 31, 2021 and December 31, 2020, respectively. Aggregate unfunded commitments totaled approximately $79.8 million and $81.8 million as of March 31, 2021 and December 31, 2020, respectively.

W. P. Carey 3/31/2021 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)
During the three months ended March 31, 2021, we completed the following construction projects (dollars in thousands):

Property Location(s)	Primary Transaction Type	Number of Properties	Date of Completion	Property Type	Total Capitalized Costs (a)
Mason, Ohio	Expansion	1	1/15/2021	Office	$2,428
Langen, Germany (a)	Build-to-suit	1	2/4/2021	Industrial	52,719
		2			$55,147
__________
(a)Amount reflects the applicable exchange rate on the date of transaction.

As of March 31, 2021, we committed to fund a build-to-suit project for a research center in Wageningen, the Netherlands, for an aggregate amount of $29.5 million (based on the exchange rate of the euro at March 31, 2021). We currently expect to complete the project in the first quarter of 2022.

Lease Termination Income and Other

2021 — For the three months ended March 31, 2021, lease termination income and other on our consolidated statements of income included: (i) deferred maintenance income totaling $0.8 million from former tenants; (ii) interest income of $0.6 million from our loans receivable (Note 5); and (iii) income from a parking garage attached to one of our net-leased properties totaling $0.5 million.

2020 — For the three months ended March 31, 2020, lease termination income and other on our consolidated statements of income included: (i) income of $3.2 million related to a lease restructuring in May 2019 that led to the recognition of rent receipts during the first quarter of 2020 on claims that were previously deemed uncollectible; (ii) interest income of $1.0 million from our loans receivable (Note 5); (iii) income from a parking garage attached to one of our net-leased properties totaling $0.9 million; and (iv) lease termination income of $0.6 million.

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of income is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Lease income — fixed	$257,327	$238,969
Lease income — variable (a)	27,338	23,080
Total operating lease income (b)	$284,665	$262,049
__________
(a)Includes (i) rent increases based on changes in the U.S. Consumer Price Index (“CPI”) and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.
(b)Excludes $17.1 million and $20.1 million for three months ended March 31, 2021 and 2020, respectively, of interest income from direct financing leases that is included in Lease revenues in the consolidated statements of income.

W. P. Carey 3/31/2021 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)
Land, Buildings and Improvements — Operating Properties

At both March 31, 2021, and December 31, 2020, Land, buildings and improvements attributable to operating properties consisted of our investments in ten consolidated self-storage properties and one consolidated hotel. Below is a summary of our Land, buildings and improvements attributable to operating properties (in thousands):

	March 31, 2021	December 31, 2020
Land	$10,452	$10,452
Buildings and improvements	73,050	73,024
Less: Accumulated depreciation	(14,692)	(14,004)
	$68,810	$69,472

Depreciation expense on our buildings and improvements attributable to operating properties was $0.7 million for both the three months ended March 31, 2021 and 2020.

Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	March 31, 2021	December 31, 2020
Land, buildings and improvements	$9,929	$14,051
In-place lease intangible assets and other, net	12,187	12,754
Above-market rent intangible assets	494	518
Accumulated depreciation and amortization	(7,627)	(8,733)
Assets held for sale, net	$14,983	$18,590

At March 31, 2021, we had three properties classified as Assets held for sale, net, with an aggregate carrying value of $15.0 million. All of these properties were sold in April 2021 (Note 16). At December 31, 2020, we had four properties classified as Assets held for sale, net, with an aggregate carrying value of $18.6 million. One of these properties was sold in January 2021.

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

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	March 31, 2021	December 31, 2020
Lease payments receivable	$508,861	$527,691
Unguaranteed residual value	664,764	677,722
	1,173,625	1,205,413
Less: unearned income	(459,058)	(476,365)
Less: allowance for credit losses (a)	(15,715)	(17,074)
	$698,852	$711,974
__________

W. P. Carey 3/31/2021 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)
(a)During the three months ended March 31, 2021 and 2020, we recorded a net reversal of allowance for credit losses of $1.4 million and a net allowance for credit losses of $5.5 million, respectively, on our Net investments in direct financing leases due to changes in expected economic conditions, which was included within Other gains and (losses) in our consolidated statements of income.

Interest income from direct financing leases, which is included in Lease revenues in the consolidated financial statements, was $17.1 million and $20.1 million for the three months ended March 31, 2021 and 2020, respectively.

During the three months ended March 31, 2021, the U.S. dollar strengthened against the euro, resulting in a $13.5 million decrease in the carrying value of Net investments in direct financing leases from December 31, 2020 to March 31, 2021.

Loans Receivable

At both March 31, 2021 and December 31, 2020, we had two loans receivable related to a domestic investment with an aggregate carrying value of $24.1 million (net of allowance for credit losses of $12.6 million), which are included in Other assets, net in the consolidated financial statements. In the first quarter of 2021, we entered into an agreement with the borrowers, who agreed to pay us at maturity a total of $3.7 million of unpaid interest due over the past year. We did not recognize this interest in the consolidated financial statements due to uncertainty of collectibility. Earnings from our loans receivable are included in Lease termination income and other in the consolidated financial statements, and totaled $0.6 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively.

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. At both March 31, 2021 and December 31, 2020, no material balances of our finance receivables were past due. There were no material modifications of finance receivables during the three months ended March 31, 2021.

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

A summary of our finance receivables by internal credit quality rating, excluding our deferred acquisition fees receivable and allowance for credit losses, is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
1 – 3	18	18	$575,465	$587,103
4	11	9	175,838	141,944
5	—	2	—	36,737
			$751,303	$765,784

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

W. P. Carey 3/31/2021 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)
Goodwill within our Real Estate segment decreased by $5.1 million during the three months ended March 31, 2021 due to foreign currency translation adjustments, from $881.5 million as of December 31, 2020 to $876.4 million as of March 31, 2021. Goodwill within our Investment Management segment was $29.3 million as of March 31, 2021, unchanged from December 31, 2020.

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$19,180	$(16,355)	$2,825	$19,204	$(15,711)	$3,493
Trade name	3,975	(2,985)	990	3,975	(2,786)	1,189
	23,155	(19,340)	3,815	23,179	(18,497)	4,682
Lease Intangibles:
In-place lease	2,175,012	(845,199)	1,329,813	2,181,584	(828,219)	1,353,365
Above-market rent	868,242	(450,510)	417,732	881,159	(440,952)	440,207
	3,043,254	(1,295,709)	1,747,545	3,062,743	(1,269,171)	1,793,572
Indefinite-Lived Goodwill
Goodwill	905,701	—	905,701	910,818	—	910,818
Total intangible assets	$3,972,110	$(1,315,049)	$2,657,061	$3,996,740	$(1,287,668)	$2,709,072

Finite-Lived Intangible Liabilities
Below-market rent	$(268,263)	$92,945	$(175,318)	$(270,730)	$90,193	$(180,537)
Indefinite-Lived Intangible Liabilities
Below-market purchase option	(16,711)	—	(16,711)	(16,711)	—	(16,711)
Total intangible liabilities	$(284,974)	$92,945	$(192,029)	$(287,441)	$90,193	$(197,248)

During the three months ended March 31, 2021, the U.S. dollar strengthened against the euro, resulting in a decrease of $24.7 million in the carrying value of our net intangible assets from December 31, 2020 to March 31, 2021. Net amortization of intangibles, including the effect of foreign currency translation, was $54.0 million and $60.5 million for the three months ended March 31, 2021 and 2020, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues and amortization of internal-use software development, trade name, and in-place lease intangibles is included in Depreciation and amortization.

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

W. P. Carey 3/31/2021 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)
The following table presents Equity in losses of equity method investments in the Managed Programs and real estate, which represents our proportionate share of the income or losses of these investments, as well as certain adjustments related to other-than-temporary impairment charges and amortization of basis differences related to purchase accounting adjustments (in thousands):

	Three Months Ended March 31,
	2021	2020
Distributions of Available Cash from CPA:18 – Global (Note 3)	$1,539	$1,916
Amortization of basis differences on equity method investments in the Managed Programs	(178)	(444)
Proportionate share of equity in earnings (losses) of equity method investments in the Managed Programs	25	(1,715)
Other-than-temporary impairment charges on our equity method investments in CWI 1 and CWI 2 (Note 8)	—	(47,112)
Total equity in earnings (losses) of equity method investments in the Managed Programs	1,386	(47,355)
Other-than-temporary impairment charge on an equity method investment in real estate (Note 8)	(6,830)	—
Equity in (losses) earnings of equity method investments in real estate (a)	(4,075)	1,804
Amortization of basis differences on equity method investments in real estate	(214)	(239)
Total equity in (losses) earnings of equity method investments in real estate	(11,119)	1,565
Equity in losses of equity method investments in the Managed Programs and real estate	$(9,733)	$(45,790)
__________
(a)Amount for the three months ended March 31, 2021 includes a $4.5 million loss from our equity investment in WLT (due to the adverse impact of the COVID-19 pandemic on its operations).

Managed Programs

We own interests in the Managed Programs and account for these interests under the equity method because, as their advisor, we do not exert control over, but we do have the ability to exercise significant influence over, the Managed Programs. Operating results of the Managed Programs are included in the Investment Management segment.

The following table sets forth certain information about our investments in the Managed Programs (dollars in thousands):

	% of Outstanding Interests Owned at		Carrying Amount of Investment at
Fund	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
CPA:18 – Global (a)	4.796%	4.569%	$53,664	$51,949
CPA:18 – Global operating partnership	0.034%	0.034%	209	209
CESH (b)	2.430%	2.430%	5,266	4,399
			$59,139	$56,557
__________
(a)During the three months ended March 31, 2021, we received asset management revenue from CPA:18 – Global in shares of its common stock, which increased our ownership percentage in CPA:18 – Global (Note 3).
(b)Investment is accounted for at fair value.

CPA:18 – Global — The carrying value of our investment in CPA:18 – Global at March 31, 2021 includes asset management fees receivable, for which 126,696 shares of CPA:18 – Global Class A common stock were issued during the second quarter of 2021. We received distributions from this investment during the three months ended March 31, 2021 and 2020 of $0.4 million and $0.9 million, respectively. We received distributions from our investment in the CPA:18 – Global operating partnership during the three months ended March 31, 2021 and 2020 of $1.5 million and $1.9 million, respectively (Note 3).

CWI 1 — We received distributions from this investment during the three months ended March 31, 2020 of $0.8 million. We did not receive a distribution from our investment in the CWI 1 operating partnership during the three months ended March 31, 2020, as a result of the adverse effect of the COVID-19 pandemic on the operations of CWI 1.

W. P. Carey 3/31/2021 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)
CWI 2 — We received distributions from this investment during the three months ended March 31, 2020 of $0.5 million. We did not receive a distribution from our investment in the CWI 2 operating partnership during the three months ended March 31, 2020, as a result of the adverse effect of the COVID-19 pandemic on the operations of CWI 2.

CESH — We have elected to account for our investment in CESH at fair value by selecting the equity method fair value option available under GAAP. We record our investment in CESH on a one quarter lag; therefore, the balance of our equity method investment in CESH recorded as of March 31, 2021 is based on the estimated fair value of our investment as of December 31, 2020. We did not receive distributions from this investment during the three months ended March 31, 2021 or 2020.

At March 31, 2021 and December 31, 2020, the aggregate unamortized basis differences on our equity investments in the Managed Programs were $19.9 million and $18.8 million, respectively.

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

The following table sets forth our ownership interests in our equity investments in real estate, excluding the Managed Programs, and their respective carrying values (dollars in thousands):

			Carrying Value at
Lessee/Fund	Co-owner	Ownership Interest	March 31, 2021	December 31, 2020
Johnson Self Storage	Third Party	90%	$68,736	$68,979
Kesko Senukai (a)	Third Party	70%	43,596	46,443
WLT (b)	WLT	5%	39,700	44,182
BPS Nevada, LLC (c)	Third Party	15%	24,094	23,815
Bank Pekao (a)	CPA:18 – Global	50%	16,928	17,850
State Farm Mutual Automobile Insurance Co. (d)	CPA:18 – Global	50%	8,175	15,475
Apply Sørco AS (e)	CPA:18 – Global	49%	7,142	7,156
Fortenova Grupa d.d. (a)	CPA:18 – Global	20%	1,938	2,989
			$210,309	$226,889
__________
(a)The carrying value of this investment is affected by fluctuations in the exchange rate of the euro.
(b)Following the closing of the CWI 1 and CWI 2 Merger, we own 12,208,243 shares of common stock of WLT, which we account for as an equity method investment in real estate. We follow the hypothetical liquidation at book value (“HLBV”) model for this investment. We record any earnings from our investment in shares of common stock of WLT on a one quarter lag (Note 3).
(c)This investment is reported using the HLBV model, which may be different than pro rata ownership percentages, primarily due to the capital structure of the partnership agreement.
(d)We recognized an other-than-temporary impairment charge of $6.8 million on this investment during the three months ended March 31, 2021, as described in Note 8.
(e)The carrying value of this investment is affected by fluctuations in the exchange rate of the Norwegian krone.

We received aggregate distributions of $2.7 million and $2.0 million from our other unconsolidated real estate investments for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021 and December 31, 2020, the aggregate unamortized basis differences on our unconsolidated real estate investments were $9.1 million and $16.1 million, respectively. This decrease was primarily due to the other-than-temporary impairment charge that we recognized on an equity investment in real estate during the three months ended March 31, 2021, as described above and in Note 8.

W. P. Carey 3/31/2021 10-Q – 20

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

Investment in Shares of Lineage Logistics — We have elected to apply the measurement alternative under ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10) to account for our investment in shares of Lineage Logistics (a cold storage REIT), which is included in Other assets, net in the consolidated financial statements. Under this alternative, the carrying value is adjusted for any impairments or changes in fair value resulting from observable transactions for similar or identical investments in the issuer. We classified this investment as Level 3 because it is not traded in an active market. During the three months ended March 31, 2021, we recognized non-cash unrealized gains on our investment in shares of Lineage Logistics totaling $23.4 million due to additional outside investments at a higher price per share, which was recorded within Other gains and (losses) in the consolidated financial statements. In addition, during the three months ended March 31, 2021, we received a cash dividend of $6.4 million from our investment in shares of Lineage Logistics, which was recorded within Non-operating income in the consolidated financial statements. See Note 13 for further discussion of the impact of Lineage Logistics’s conversion to a REIT during the first quarter of 2020. The fair value of this investment was $313.4 million and $290.0 million at March 31, 2021 and December 31, 2020, respectively.

W. P. Carey 3/31/2021 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)
Investment in Shares of GCIF — We account for our investment in shares of Guggenheim Credit Income Fund (“GCIF”), which is included in Other assets, net in the consolidated financial statements, at fair value. We classified this investment as Level 2 because we used a quoted price from an inactive market to determine its fair value. During the three months ended March 31, 2021, we redeemed a portion of our investment in shares of GCIF for approximately $0.8 million and recognized a net loss of $0.1 million, which was included within Other gains and (losses) in the consolidated statements of income. In addition, during the three months ended March 31, 2021 and 2020, we received distributions from our investment in shares of GCIF totaling less than $0.1 million and $0.2 million, respectively, which were recorded within Non-operating income in the consolidated financial statements. During the three months ended March 31, 2021, we recognized unrealized gains on our investment in shares of GCIF totaling $0.3 million, due to an increase in the net asset value of the investment, which was recognized within Other gains and (losses) in the consolidated financial statements. The fair value of our investment in shares of GCIF was $5.5 million and $6.1 million at March 31, 2021 and December 31, 2020, respectively.

Investment in Preferred Shares of WLT — We account for our investment in preferred shares of WLT (Note 3), which is included in Other assets, net in the consolidated financial statements, as available-for-sale debt securities at fair value. The fair value was primarily determined by a discounted cash flow approach based on a weighted-average probability analysis of certain redemption options. We classified this investment as Level 3 because the discounted cash flow valuation model incorporates unobservable inputs to determine its fair value, including a cash flow discount rate of 15%. The fair value of our investment in preferred shares of WLT was $46.3 million as of both March 31, 2021 and December 31, 2020. We did not record dividend income on our investment in preferred shares of WLT during the three months ended March 31, 2021.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the three months ended March 31, 2021 or 2020. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements.

Our other material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		March 31, 2021		December 31, 2020
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Unsecured Notes, net (a) (b) (c)	2	$5,451,520	$5,784,209	$5,146,192	$5,639,586
Non-recourse mortgages, net (a) (b) (d)	3	728,663	727,549	1,145,554	1,148,551
__________
(a)The carrying value of Senior Unsecured Notes, net (Note 10) includes unamortized deferred financing costs of $29.5 million and $23.9 million at March 31, 2021 and December 31, 2020, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of $0.2 million and $0.4 million at March 31, 2021 and December 31, 2020, respectively.
(b)The carrying value of Senior Unsecured Notes, net includes unamortized discount of $29.5 million and $22.6 million at March 31, 2021 and December 31, 2020, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $4.2 million and $4.5 million at March 31, 2021 and December 31, 2020, respectively.
(c)We determined the estimated fair value of the Senior Unsecured Notes using observed market prices in an open market, which may experience limited trading volume.
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

We estimated that our other financial assets and liabilities, including amounts outstanding under our Senior Unsecured Credit Facility (Note 10), but excluding finance receivables (Note 5), had fair values that approximated their carrying values at both March 31, 2021 and December 31, 2020.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. There have been no significant changes in our impairment policies from what was disclosed in the 2020 Annual Report.

W. P. Carey 3/31/2021 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)
The following tables present information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (in thousands):

	Three Months Ended March 31,
	2021		2020
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Equity investments in the Managed Programs and real estate	$8,175	$6,830	$37,396	$47,112
Land, buildings and improvements and intangibles	—	—	12,148	19,420
		$6,830		$66,532

Impairment charges, and their related triggering events and fair value measurements, recognized during the three months ended March 31, 2021 and 2020 were as follows:

Equity Investments in the Managed Programs and Real Estate

The other-than-temporary impairment charges described below are reflected within Equity in losses of equity method investments in the Managed Programs and real estate in our consolidated statements of income.

During the three months ended March 31, 2021, we recognized an other-than-temporary impairment charge of $6.8 million on a jointly owned real estate investment to reduce the carrying value of our investment to its estimated fair value, which declined due to changes in expected cash flows from the office facility owned by the investment, related to the existing tenant’s lease expiration in 2028. The fair value measurement was determined by estimating discounted cash flows using three significant unobservable inputs, which are the cash flow discount rate (5.75%), residual discount rate (7.50%), and residual capitalization rate (6.75%).

During the three months ended March 31, 2020, we recognized other-than-temporary impairment charges of $27.8 million and $19.3 million on our equity investments in CWI 1 and CWI 2, respectively, to reduce the carrying values of our investments to their estimated fair values, due to the adverse effect of the COVID-19 pandemic on the operations of CWI 1 and CWI 2. The fair value measurements were estimated based on implied asset value changes and changes in market capitalizations for publicly traded lodging REITs, all of which was obtained from third-party market data.

Land, Buildings and Improvements and Intangibles

The impairment charges described below are reflected within Impairment charges in our consolidated statements of income.

During the three months ended March 31, 2020, we recognized impairment charges totaling $16.0 million on two properties leased to the same tenant in order to reduce the carrying values of the properties to their estimated fair values, due to potential property vacancies. The fair value measurements for the properties were determined using a direct capitalization rate analysis based on the probability of vacancy versus the tenant continuing in the lease; the capitalization rate for the various scenarios ranged from 6% to 11%.

In addition, we recognized an impairment charge of $3.4 million on a property in order to reduce the carrying value of the property to its estimated fair value. The fair value measurement for this property approximated its estimated selling price; it was sold in September 2020.

W. P. Carey 3/31/2021 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)
Note 9. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are four main components of economic risk that impact us: interest rate risk, credit risk, market risk, and foreign currency risk. We are primarily subject to interest rate risk on our interest-bearing liabilities, including our Senior Unsecured Credit Facility (Note 10) and unhedged variable-rate non-recourse mortgage loans. Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, Senior Unsecured Notes, other securities, and the shares or limited partnership units we hold in the Managed Programs, due to changes in interest rates or other market factors. We own investments in North America, Europe, and Japan and are subject to risks associated with fluctuating foreign currency exchange rates.

Derivative Financial Instruments

There have been no significant changes in our derivative financial instrument policies from what was disclosed in the 2020 Annual Report. At both March 31, 2021 and December 31, 2020, no cash collateral had been posted nor received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Derivative Assets Fair Value at		Derivative Liabilities Fair Value at
		March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Foreign currency collars	Other assets, net	$9,885	$3,489	$—	$—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(1,799)	(5,859)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(5,350)	(15,122)
		9,885	3,489	(7,149)	(20,981)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	5,800	5,800	—	—
		5,800	5,800	—	—
Total derivatives		$15,685	$9,289	$(7,149)	$(20,981)

W. P. Carey 3/31/2021 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)
The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss) (a)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2021	2020
Foreign currency collars	$16,167	$17,816
Interest rate swaps	3,413	(2,237)
Interest rate caps	2	2
Foreign currency forward contracts	—	(2,329)
Derivatives in Net Investment Hedging Relationships (b)
Foreign currency collars	—	45
Total	$19,582	$13,297

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2021	2020
Foreign currency collars	Non-operating income	$(1,181)	$984
Interest rate swaps and caps (c)	Interest expense	(326)	(238)
Foreign currency forward contracts	Non-operating income	—	2,799
Total		$(1,507)	$3,545
__________
(a)Excludes net gains of $0.3 million and net losses of $0.4 million recognized on unconsolidated jointly owned investments for the three months ended March 31, 2021 and 2020, respectively.
(b)The changes in fair value of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive income (loss).
(c)Amount for the three months ended March 31, 2021 excludes other comprehensive income totaling $3.1 million that was removed from the consolidated financial statements (along with the related liability balances) upon the termination of interest rate swaps in connection with certain prepayments of non-recourse mortgage loans during the period (Note 10).

Amounts reported in Other comprehensive income (loss) related to interest rate derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Non-operating income when the hedged foreign currency contracts are settled. As of March 31, 2021, we estimate that an additional $0.8 million and $2.0 million will be reclassified as Interest expense and Non-operating income, respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2021	2020
Foreign currency collars	Non-operating income	$1,000	$639
Foreign currency forward contracts	Non-operating income	—	224
Stock warrants	Other gains and (losses)	—	100
Interest rate swaps	Interest expense	—	15
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Interest expense	906	317
Total		$1,906	$1,295

See below for information on our purposes for entering into derivative instruments.

W. P. Carey 3/31/2021 10-Q – 25

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

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at March 31, 2021 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2021 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	2	48,120	EUR	$(1,361)
Interest rate swaps	2	22,598	USD	(438)
Interest rate cap	1	10,998	EUR	1
Interest rate cap	1	6,394	GBP	—
				$(1,798)
__________
(a)Fair value amounts are based on the exchange rate of the euro or British pound sterling at March 31, 2021, as applicable.

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

The following table presents the foreign currency collars that we had outstanding at March 31, 2021 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2021
Designated as Cash Flow Hedging Instruments
Foreign currency collars	100	335,500	EUR	$6,809
Foreign currency collars	81	47,300	GBP	(2,274)
				$4,535

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of March 31, 2021. At March 31, 2021, our total credit exposure and the maximum exposure to any single counterparty was $6.7 million and $2.4 million, respectively.

W. P. Carey 3/31/2021 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)
Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At March 31, 2021, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $7.2 million and $25.1 million at March 31, 2021 and December 31, 2020, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at March 31, 2021 or December 31, 2020, we could have been required to settle our obligations under these agreements at their aggregate termination value of $7.3 million and $25.6 million, respectively.

Net Investment Hedges

We have completed six offerings of euro-denominated senior notes, five with a principal amount of €500.0 million, which we refer to as the 2.0% Senior Notes due 2023, 2.25% Senior Notes due 2024, 2.250% Senior Notes due 2026, 2.125% Senior Notes due 2027, and 1.35% Senior Notes due 2028, and one with a principal amount of €525.0 million, which we refer to as the 0.950% Senior Notes due 2030. We redeemed the 2.0% Senior Notes due 2023 in March 2021 using the proceeds from the 0.950% Senior Notes due 2030 (Note 10). In addition, at March 31, 2021, the amount borrowed in Japanese yen outstanding under our Unsecured Revolving Credit Facility was ¥2.4 billion (Note 10). Also, at March 31, 2021, the amounts borrowed in British pound sterling and euro outstanding under our Unsecured Term Loans (Note 10) were £150.0 million and €96.5 million, respectively. These borrowings are designated as, and are effective as, economic hedges of our net investments in foreign entities.

Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our borrowings under our euro-denominated senior notes and changes in the value of our euro, Japanese yen, and British pound sterling borrowings under our Senior Unsecured Credit Facility, related to changes in the spot rates, will be reported in the same manner as foreign currency translation adjustments, which are recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. Such gains related to non-derivative net investment hedges were $142.5 million and $84.9 million for the three months ended March 31, 2021 and 2020, respectively.

Note 10. Debt

Senior Unsecured Credit Facility

On February 20, 2020, we entered into the Fourth Amended and Restated Credit Facility, which has capacity of approximately $2.1 billion, comprised of (i) a $1.8 billion unsecured revolving credit facility for our working capital needs, acquisitions, and other general corporate purposes (our “Unsecured Revolving Credit Facility”), (ii) a £150.0 million term loan (our “Term Loan”), and (iii) a €96.5 million delayed draw term loan (our “Delayed Draw Term Loan”). We refer to our Term Loan and Delayed Draw Term Loan collectively as the “Unsecured Term Loans” and the entire facility collectively as our “Senior Unsecured Credit Facility.”

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

As of both March 31, 2021 and December 31, 2020, we have drawn down our Unsecured Term Loans in full.

At March 31, 2021, our Unsecured Revolving Credit Facility had available capacity of approximately $1.8 billion (net of amounts reserved for standby letters of credit totaling $20.1 million). We incur an annual facility fee of 0.20% of the total commitment on our Unsecured Revolving Credit Facility, which is included within Interest expense in our consolidated statements of income.

W. P. Carey 3/31/2021 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)
The following table presents a summary of our Senior Unsecured Credit Facility (dollars in thousands):

	Interest Rate at March 31, 2021 (a)	Maturity Date at March 31, 2021	Principal Outstanding Balance at
Senior Unsecured Credit Facility			March 31, 2021	December 31, 2020
Unsecured Term Loans:
Term Loan — borrowing in British pounds sterling (b) (c)	GBP LIBOR + 0.95%	2/20/2025	$206,405	$204,737
Delayed Draw Term Loan — borrowing in euros (d)	EURIBOR + 0.95%	2/20/2025	113,146	118,415
			319,551	323,152
Unsecured Revolving Credit Facility:
Borrowing in Japanese yen	JPY LIBOR + 0.85%	2/20/2025	21,751	23,380
Borrowing in euros	N/A	N/A	—	58,901
			21,751	82,281
			$341,302	$405,433
__________
(a)The applicable interest rate at March 31, 2021 was based on the credit rating for our Senior Unsecured Notes of BBB/Baa2.
(b)Balance excludes unamortized discount of $1.1 million and $1.2 million at March 31, 2021 and December 31, 2020, respectively.
(c)LIBOR means London Interbank Offered Rate.
(d)EURIBOR means Euro Interbank Offered Rate.

Senior Unsecured Notes

As set forth in the table below, we have euro and U.S. dollar-denominated senior unsecured notes outstanding with an aggregate principal balance outstanding of $5.5 billion at March 31, 2021 (the “Senior Unsecured Notes”).

On February 25, 2021, we completed an underwritten public offering of $425.0 million of 2.250% Senior Notes due 2033, at a price of 98.722% of par value. These 2.250% Senior Notes due 2033 have a 12.1-year term and are scheduled to mature on April 1, 2033. Proceeds from this offering were used to prepay non-recourse mortgage loans totaling $425.2 million (including prepayment penalties), as described below.

On March 8, 2021, we completed an underwritten public offering of €525.0 million of 0.950% Senior Notes due 2030, at a price of 99.335% of par value, issued by our wholly owned finance subsidiary, WPC Eurobond B.V., and fully and unconditionally guaranteed by us. These 0.950% Senior Notes due 2030 have a 9.2-year term and are scheduled to mature on June 1, 2030. Proceeds from this offering were used to redeem the €500.0 million of 2.0% Senior Notes due 2023 in March 2021. In connection with this redemption, we paid a “make-whole” amount of $26.2 million (based on the exchange rate of the euro as of the date of redemption) and recognized a loss on extinguishment of $28.2 million, which is included within Other gains and (losses) on our consolidated statements of income.

W. P. Carey 3/31/2021 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)
Interest on the Senior Unsecured Notes is payable annually in arrears for our euro-denominated senior notes and semi-annually for U.S. dollar-denominated senior notes. The Senior Unsecured Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 30 to 35 basis points. The following table presents a summary of our Senior Unsecured Notes outstanding at March 31, 2021 (currency in thousands):

		Principal Amount	Coupon Rate	Maturity Date	Principal Outstanding Balance at
Senior Unsecured Notes, net (a)	Issue Date				March 31, 2021	December 31, 2020
2.0% Senior Notes due 2023	1/21/2015	€500,000	2.0%	Redeemed	$—	$613,550
4.6% Senior Notes due 2024	3/14/2014	$500,000	4.6%	4/1/2024	500,000	500,000
2.25% Senior Notes due 2024	1/19/2017	€500,000	2.25%	7/19/2024	586,250	613,550
4.0% Senior Notes due 2025	1/26/2015	$450,000	4.0%	2/1/2025	450,000	450,000
2.250% Senior Notes due 2026	10/9/2018	€500,000	2.250%	4/9/2026	586,250	613,550
4.25% Senior Notes due 2026	9/12/2016	$350,000	4.25%	10/1/2026	350,000	350,000
2.125% Senior Notes due 2027	3/6/2018	€500,000	2.125%	4/15/2027	586,250	613,550
1.350% Senior Notes due 2028	9/19/2019	€500,000	1.350%	4/15/2028	586,250	613,550
3.850% Senior Notes due 2029	6/14/2019	$325,000	3.850%	7/15/2029	325,000	325,000
0.950% Senior Notes due 2030	3/8/2021	€525,000	0.950%	6/1/2030	615,563	—
2.400% Senior Notes due 2031	10/14/2020	$500,000	2.400%	2/1/2031	500,000	500,000
2.250% Senior Notes due 2033	2/25/2021	$425,000	2.250%	4/1/2033	425,000	—
					$5,510,563	$5,192,750
__________
(a)Aggregate balance excludes unamortized deferred financing costs totaling $29.5 million and $23.8 million, and unamortized discount totaling $29.5 million and $22.5 million, at March 31, 2021 and December 31, 2020, respectively.

In connection with the offering of the 2.250% Senior Notes due 2033 in February 2021 and the 0.950% Senior Notes due 2030 in March 2021, we incurred financing costs totaling $8.2 million during the three months ended March 31, 2021, which are included in Senior Unsecured Notes, net in the consolidated financial statements and are being amortized to Interest expense over the term of their respective Senior Notes.

Covenants

The Credit Agreement, each of the Senior Unsecured Notes, and certain of our non-recourse mortgage loan agreements include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. There have been no significant changes in our debt covenants from what was disclosed in the 2020 Annual Report (which are consistent with debt covenants for the Senior Unsecured Notes issued during the three months ended March 31, 2021). We were in compliance with all of these covenants at March 31, 2021.

Non-Recourse Mortgages

At March 31, 2021, the weighted-average interest rate for our total non-recourse mortgage notes payable was 4.1% (fixed-rate and variable-rate non-recourse mortgage notes payable were 4.7% and 2.1%, respectively), with maturity dates ranging from June 2021 to September 2031.

Repayments During the Three Months Ended March 31, 2021

During the three months ended March 31, 2021, we (i) prepaid non-recourse mortgage loans totaling $425.2 million, and (ii) repaid a non-recourse mortgage loan at maturity with a principal balance of approximately $3.0 million. We recognized an aggregate net loss on extinguishment of debt of $31.7 million on these repayments, primarily comprised of prepayment penalties totaling $31.8 million, which is included within Other gains and (losses) on our consolidated statements of income. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 5.1%. We funded these prepayments using proceeds from the issuance of the $425.0 million of 2.250% Senior Notes due 2033.

W. P. Carey 3/31/2021 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)
Foreign Currency Exchange Rate Impact

During the three months ended March 31, 2021, the U.S. dollar strengthened against the euro, resulting in an aggregate decrease of $154.3 million in the aggregate carrying values of our Non-recourse mortgages, net, Senior Unsecured Credit Facility, and Senior Unsecured Notes, net from December 31, 2020 to March 31, 2021.

Scheduled Debt Principal Payments

Scheduled debt principal payments as of March 31, 2021 are as follows (in thousands):

Years Ending December 31,	Total (a)
2021 (remainder)	$42,944
2022	312,882
2023	203,411
2024	1,127,916
2025	885,837
Thereafter through 2031	4,011,962
Total principal payments	6,584,952
Unamortized discount, net (b)	(34,842)
Unamortized deferred financing costs	(29,736)
Total	$6,520,374
__________
(a)Certain amounts are based on the applicable foreign currency exchange rate at March 31, 2021.
(b)Represents the unamortized discount on the Senior Unsecured Notes of $29.5 million in aggregate, unamortized discount, net, of $4.2 million in aggregate primarily resulting from the assumption of property-level debt in connection with business combinations, and unamortized discount of $1.1 million on the Term Loan.

Note 11. Commitments and Contingencies

At March 31, 2021, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 12. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain several stock-based compensation plans, which are more fully described in the 2020 Annual Report. There have been no significant changes to the terms and conditions of any of our stock-based compensation plans or arrangements during the three months ended March 31, 2021. We recorded stock-based compensation expense of $5.4 million and $2.7 million during the three months ended March 31, 2021 and 2020, respectively, which was included in Stock-based compensation expense in the consolidated financial statements.

W. P. Carey 3/31/2021 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)
Restricted and Conditional Awards

Nonvested restricted share awards (“RSAs”), restricted share units (“RSUs”), and performance share units (“PSUs”) at March 31, 2021 and changes during the three months ended March 31, 2021 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2021	260,977	$74.75	262,013	$88.99
Granted (a)	171,200	66.59	134,290	86.19
Vested (b)	(115,660)	73.01	(151,678)	76.04
Forfeited	(67)	89.37	—	—
Adjustment (c)	—	—	84,188	75.52
Nonvested at March 31, 2021 (d)	316,450	$70.97	328,813	$90.48
__________
(a)The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing (i) a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period and (ii) future financial performance projections. To estimate the fair value of PSUs granted during the three months ended March 31, 2021, we used a risk-free interest rate of 0.2%, an expected volatility rate of 36.7%, and assumed a dividend yield of zero.
(b)The grant date fair value of shares vested during the three months ended March 31, 2021 was $20.0 million. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At March 31, 2021 and December 31, 2020, we had an obligation to issue 1,104,080 and 986,859 shares, respectively, of our common stock underlying such deferred awards, which is recorded within Total stockholders’ equity as a Deferred compensation obligation of $49.8 million and $42.0 million, respectively.
(c)Vesting and payment of the PSUs is conditioned upon certain company and/or market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. As a result, we recorded adjustments at March 31, 2021 to reflect the number of shares expected to be issued when the PSUs vest.
(d)At March 31, 2021, total unrecognized compensation expense related to these awards was approximately $39.2 million, with an aggregate weighted-average remaining term of 2.3 years.

Earnings Per Share

The following table summarizes basic and diluted earnings (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Net income — basic and diluted	$51,634	$66,090

Weighted-average shares outstanding — basic	176,640,861	173,249,236
Effect of dilutive securities	324,649	210,817
Weighted-average shares outstanding — diluted	176,965,510	173,460,053

For the three months ended March 31, 2021 and 2020, there were no potentially dilutive securities excluded from the computation of diluted earnings per share.

ATM Program

Our ATM Program is discussed in the 2020 Annual Report. During the three months ended March 31, 2021, we issued 2,020,115 shares of our common stock under our ATM Program at a weighted-average price of $70.26 per share for net proceeds of $140.2 million. During the three months ended March 31, 2020, we did not issue any shares of our common stock under our ATM Program. As of March 31, 2021, $474.5 million remained available for issuance under our ATM Program. In April 2021, we issued additional shares of our common stock under our ATM Program (Note 16).

W. P. Carey 3/31/2021 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)

Forward Equity Offering

Our forward equity offering is discussed in the 2020 Annual Report. On June 17, 2020, we entered into certain forward sale agreements in connection with a public offering of 5,462,500 shares of common stock. During the three months ended March 31, 2021, we did not settle any forward sale agreements. As of March 31, 2021, 2,510,709 shares remained outstanding under the forward sale agreements, which we expect to settle in full within 18 months of the offering date.

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended March 31, 2021
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(18,937)	$(220,969)	$(239,906)
Other comprehensive income before reclassifications	18,412	(13,902)	4,510
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	1,181	—	1,181
Interest expense	326	—	326
Total	1,507	—	1,507
Net current period other comprehensive income	19,919	(13,902)	6,017
Ending balance	$982	$(234,871)	$(233,889)

	Three Months Ended March 31, 2020
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$13,048	$(268,715)	$(255,667)
Other comprehensive loss before reclassifications	16,394	(52,200)	(35,806)
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(3,783)	—	(3,783)
Interest expense	238	—	238
Total	(3,545)	—	(3,545)
Net current period other comprehensive loss	12,849	(52,200)	(39,351)
Ending balance	$25,897	$(320,915)	$(295,018)

See Note 9 for additional information on our derivatives activity recognized within Other comprehensive income (loss) for the periods presented.

Dividends Declared

During the first quarter of 2021, our Board declared a quarterly dividend of $1.048 per share, which was paid on April 15, 2021 to stockholders of record as of March 31, 2021.

W. P. Carey 3/31/2021 10-Q – 32

Notes to Consolidated Financial Statements (Unaudited)
Note 13. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three months ended March 31, 2021 and 2020.

Certain of our subsidiaries have elected TRS status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. We also own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. The accompanying consolidated financial statements include an interim tax provision for our TRSs and foreign subsidiaries, as necessary, for the three months ended March 31, 2021 and 2020. Current income tax (expense) benefit was $(8.4) million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

There have been no significant changes in our deferred tax assets and liabilities policies from what was disclosed in the 2020 Annual Report. Deferred income tax benefit was $2.6 million and $41.5 million for the three months ended March 31, 2021 and 2020, respectively. Benefit from income taxes for the three months ended March 31, 2020 included a deferred tax benefit of $37.2 million as a result of the release of a deferred tax liability relating to our investment in shares of Lineage Logistics (Note 8), which converted to a REIT during the period and is therefore no longer subject to federal and state income taxes, as well as a deferred tax benefit of $6.5 million as a result of the other-than-temporary impairment charges that we recognized on our equity investments in CWI 1 and CWI 2 during the period (Note 8). As a result of the U.S. federal Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020 in response to the COVID-19 pandemic, we recognized a $7.2 million current tax benefit during the three months ended March 31, 2020 by carrying back certain net operating losses, which is included within current tax benefit described above.

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

2021 — During the three months ended March 31, 2021, we sold two properties for total proceeds, net of selling costs, of $13.4 million and recognized a net gain on these sales totaling $9.4 million (inclusive of income taxes totaling less than $0.1 million recognized upon sale). In addition, during the three months ended March 31, 2021, we received gross proceeds of $74.6 million in connection with the sale of a seven-property international portfolio that closed in April 2021 (Note 16).

2020 — During the three months ended March 31, 2020, we sold four properties for total proceeds, net of selling costs, of $105.2 million (inclusive of $4.7 million attributable to a noncontrolling interest), and recognized a net gain on these sales totaling $11.8 million (inclusive of $0.6 million attributable to a noncontrolling interest and income taxes totaling less than $0.1 million recognized upon sale). Disposition activity included the sale of one of our two hotel operating properties in January 2020 for total proceeds, net of selling costs, of $103.5 million (inclusive of $4.7 million attributable to a noncontrolling interest).

W. P. Carey 3/31/2021 10-Q – 33

Notes to Consolidated Financial Statements (Unaudited)
Note 15. Segment Reporting

We evaluate our results from operations through our two major business segments: Real Estate and Investment Management. The following tables present a summary of comparative results and assets for these business segments (in thousands):

Real Estate

	Three Months Ended March 31,
	2021	2020
Revenues
Lease revenues	$301,765	$282,110
Lease termination income and other	2,227	6,509
Operating property revenues (a)	2,179	5,967
	306,171	294,586

Operating Expenses
Depreciation and amortization (b)	110,322	115,207
General and administrative (b)	22,083	14,922
Reimbursable tenant costs	15,758	13,175
Property expenses, excluding reimbursable tenant costs	10,883	10,075
Stock-based compensation expense (b)	5,381	1,970
Operating property expenses	1,911	5,223
Merger and other expenses	(491)	(132)
Impairment charges	—	19,420
	165,847	179,860
Other Income and Expenses
Interest expense	(51,640)	(52,540)
Other gains and (losses)	(42,189)	(10,973)
Equity in (losses) earnings of equity method investments in real estate	(11,119)	1,565
Gain on sale of real estate, net	9,372	11,751
Non-operating income	6,272	5,197
	(89,304)	(45,000)
Income before income taxes	51,020	69,726
(Provision for) benefit from income taxes	(6,426)	31,800
Net Income from Real Estate	44,594	101,526
Net income attributable to noncontrolling interests	(7)	(612)
Net Income from Real Estate Attributable to W. P. Carey	$44,587	$100,914

W. P. Carey 3/31/2021 10-Q – 34

Notes to Consolidated Financial Statements (Unaudited)
Investment Management

	Three Months Ended March 31,
	2021	2020
Revenues
Asset management and other revenue	$3,954	$10,383
Reimbursable costs from affiliates	1,041	4,030
	4,995	14,413
Operating Expenses
Reimbursable costs from affiliates	1,041	4,030
Merger and other expenses	15	319
General and administrative (b)	—	5,823
Subadvisor fees	—	1,277
Depreciation and amortization (b)	—	987
Stock-based compensation expense (b)	—	691
	1,056	13,127
Other Income and Expenses
Equity in earnings (losses) of equity method investments in the Managed Programs	1,386	(47,355)
Other gains and (losses)	1,001	1,158
Non-operating income	84	195
	2,471	(46,002)
Income (loss) before income taxes	6,410	(44,716)
Benefit from income taxes	637	9,892
Net Income (Loss) from Investment Management Attributable to W. P. Carey	$7,047	$(34,824)

Total Company

	Three Months Ended March 31,
	2021	2020
Revenues	$311,166	$308,999
Operating expenses	166,903	192,987
Other income and (expenses)	(86,833)	(91,002)
(Provision for) benefit from income taxes	(5,789)	41,692
Net income attributable to noncontrolling interests	(7)	(612)
Net income attributable to W. P. Carey	$51,634	$66,090

	Total Assets at
	March 31, 2021	December 31, 2020
Real Estate	$14,423,646	$14,582,015
Investment Management	125,054	125,621
Total Company	$14,548,700	$14,707,636
__________
(a)Operating property revenues from our hotels include (i) $0.7 million and $2.7 million for the three months ended March 31, 2021 and 2020, respectively, generated from a hotel in Bloomington, Minnesota (revenues decreased due to the adverse effect of the COVID-19 pandemic on the hotel’s operations), and (ii) $1.9 million for the three months ended March 31, 2020, generated from a hotel in Miami, Florida, which was sold in January 2020 (Note 14).

W. P. Carey 3/31/2021 10-Q – 35

Notes to Consolidated Financial Statements (Unaudited)
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

Note 16. Subsequent Events

Acquisitions

In April 2021, we completed three acquisitions totaling approximately $186.1 million. They are as follows:

•$119.3 million for three hypermarket retail facilities in France (based on the exchange rate of the euro on the date of acquisition);
•$52.8 million for a logistics facility in Detroit, Michigan; and
•$14.0 million for a food production facility in Searcy, Arkansas.

It is not practicable to disclose the preliminary purchase price allocations for these transactions given the short period of time between the acquisition dates and the filing of this Report.

Dispositions

In April 2021, we sold a seven-property international portfolio for gross proceeds of $74.6 million (based on the exchange rate of the euro on the date cash was received). Three of these properties were classified as held for sale as of March 31, 2021 (Note 4). In addition, in April 2021, we sold a domestic property for gross proceeds of $4.8 million.

Issuance of Common Stock under our ATM Program

In April 2021, we issued 443,460 shares of our common stock under our ATM Program at a weighted-average price of $71.67 per share for net proceeds of approximately $31 million (Note 12).

Dividend from our Investment in Preferred Shares of WLT

In April 2021, we received a $3.3 million cash dividend from our investment in preferred shares of WLT, reflecting amounts due for the prior four quarters.

W. P. Carey 3/31/2021 10-Q – 36

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. This item also provides our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. The discussion also breaks down the financial results of our business by segment to provide a better understanding of how these segments and their results affect our financial condition and results of operations. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2020 Annual Report and subsequent reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Refer to Item 1 of the 2020 Annual Report for a description of our business.

Significant Developments

COVID-19

We continue to actively engage in discussions with our tenants regarding the impact of the COVID-19 pandemic on their business operations, liquidity, and financial position. Through the date of this Report, we received from tenants approximately 98% of contractual base rent that was due during the first quarter of 2021 (based on contractual minimum annualized base rent (“ABR”) as of December 31, 2020). Given the ongoing uncertainty around the duration and severity of the impact of the COVID-19 pandemic, we are unable to predict the impact it will have on our tenants’ continued ability to pay rent. Therefore, information provided in this Report regarding recent rent collections should not serve as an indication of expected future rent collections.

Financial Highlights

During the three months ended March 31, 2021, we completed the following (as further described in the consolidated financial statements):

Real Estate

Investments

•We acquired three investments totaling $149.3 million (Note 4).
•We completed two construction projects at a cost totaling $55.1 million (Note 4).
•We committed to purchase a food production facility in Lawrence, Kansas, for approximately $27.3 million upon completion of construction of the property, which is expected to take place during the fourth quarter of 2021 (Note 4).
•We committed to fund a build-to-suit project for a research center in Wageningen, the Netherlands, for an aggregate amount of $29.5 million (based on the exchange rate of the euro at March 31, 2021). We currently expect to complete the project in the first quarter of 2022 (Note 4).

Dispositions

•As part of our active capital recycling program, we disposed of two properties for total proceeds, net of selling costs, of $13.4 million (Note 14). In April 2021, we sold a seven-property international portfolio for gross proceeds of $74.6 million (proceeds were received during the three months ended March 31, 2021) (Note 14, Note 16).

W. P. Carey 3/31/2021 10-Q – 37

Financing and Capital Markets Transactions

•On February 25, 2021, we completed an underwritten public offering of $425.0 million of 2.250% Senior Notes due 2033, at a price of 98.722% of par value. These 2.250% Senior Notes due 2033 have a 12.1-year term and are scheduled to mature on April 1, 2033. We used the net proceeds from this offering to prepay a total of $425.2 million of non-recourse mortgage loans (including prepayment penalties totaling $31.8 million) (Note 10).
•On March 8, 2021, we completed an underwritten public offering of €525.0 million of 0.950% Senior Notes due 2030, at a price of 99.335% of par value, issued by our wholly owned finance subsidiary, WPC Eurobond B.V., and fully and unconditionally guaranteed by us. These 0.950% Senior Notes due 2030 have a 9.2-year term and are scheduled to mature on June 1, 2030. We used the net proceeds from this offering to redeem the €500.0 million of 2.0% Senior Notes due 2023, for which we paid a “make-whole” amount of $26.2 million (based on the exchange rate of the euro as of the date of redemption) (Note 10).
•We issued 2,020,115 shares of our common stock under our ATM Program at a weighted-average price of $70.26 per share for net proceeds of $140.2 million (Note 12). Proceeds from issuances of common stock under our ATM Program during the three months ended March 31, 2021 were used primarily to partially pay down the amounts then outstanding under our Unsecured Revolving Credit Facility and for general corporate purposes.

Investment Management

Assets Under Management

•As of March 31, 2021, we managed total assets of approximately $2.9 billion on behalf of CPA:18 – Global and CESH. We expect that the vast majority of our Investment Management earnings will continue to be generated from asset management fees and our ownership interests in CPA:18 – Global and CESH.

Dividends to Stockholders

In March 2021, we declared cash dividends totaling $1.048 per share (Note 12).

W. P. Carey 3/31/2021 10-Q – 38

Consolidated Results

(in thousands, except shares)

	Three Months Ended March 31,
	2021	2020
Revenues from Real Estate	$306,171	$294,586
Revenues from Investment Management	4,995	14,413
Total revenues	311,166	308,999

Net income from Real Estate attributable to W. P. Carey	44,587	100,914
Net income (loss) from Investment Management attributable to W. P. Carey	7,047	(34,824)
Net income attributable to W. P. Carey	51,634	66,090

Dividends declared	187,481	180,560

Net cash provided by operating activities	188,444	179,697
Net cash used in investing activities	(76,466)	(109,832)
Net cash used in financing activities	(132,780)	(32,543)

Supplemental financial measures (a):
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Real Estate	210,328	209,999
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Investment Management	6,158	6,541
Adjusted funds from operations attributable to W. P. Carey (AFFO)	216,486	216,540

Diluted weighted-average shares outstanding	176,965,510	173,460,053
__________
(a)We consider Adjusted funds from operations (“AFFO”), a supplemental measure that is not defined by GAAP (a “non-GAAP measure”), to be an important measure in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

Revenues

Total revenues increased for the three months ended March 31, 2021 as compared to the same period in 2020. Real Estate revenue increased due to higher lease revenues (primarily from property acquisition activity, partially offset by property dispositions), partially offset by lower lease termination and other income and lower revenues from hotel operating properties (we sold one hotel in January 2020 (Note 14) and our remaining hotel was adversely impacted by the COVID-19 pandemic). Investment Management revenue decreased primarily due to lower asset management revenue and reimbursable costs earned from the Managed Programs following the termination of our advisory agreements in connection with the closing of the CWI 1 and CWI 2 Merger on April 13, 2020 (Note 3).

Net Income Attributable to W. P. Carey

Net income attributable to W. P. Carey decreased for the three months ended March 31, 2021 as compared to the same period in 2020. Net income from Real Estate attributable to W. P. Carey decreased primarily due to loss on extinguishment of debt recognized during the current year period (Note 10) and a deferred tax benefit as a result of the release of a deferred tax liability relating to our investment in shares of Lineage Logistics during the prior year period (Note 13), partially offset by non-cash unrealized gains on, and a cash dividend received from, our investment in shares of Lineage Logistics recognized during the current year period (Note 8), impairment charges recognized during the prior year period (Note 8), and the impact of real estate acquisitions. Net income from Investment Management attributable to W. P. Carey increased due to other-than-temporary impairment charges on our equity investments in CWI 1 and CWI 2 during the prior year period (Note 8), partially offset by the cessation of Investment Management revenues previously earned from CWI 1 and CWI 2 (Note 3).

W. P. Carey 3/31/2021 10-Q – 39

AFFO

AFFO was relatively flat for the three months ended March 31, 2021 as compared to the same period in 2020. Decreases due to the adverse impact of the COVID-19 pandemic, lower Investment Management revenues, and lower lease termination and other income were substantially offset by the accretive impact of net investment activity and scheduled rent increases at existing properties, as well as a cash dividend from our investment in shares of Lineage Logistics received during the current year period (Note 8).

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

Portfolio Summary

	March 31, 2021	December 31, 2020
Number of net-leased properties	1,261	1,243
Number of operating properties (a)	20	20
Number of tenants (net-leased properties)	351	350
Total square footage (net-leased properties, in thousands)	145,853	144,259
Occupancy (net-leased properties)	98.3%	98.5%
Weighted-average lease term (net-leased properties, in years)	10.6	10.6
Number of countries	25	25
Total assets (in thousands)	$14,548,700	$14,707,636
Net investments in real estate (in thousands)	12,236,444	12,362,429

	Three Months Ended March 31,
	2021	2020
Acquisition volume (in millions)	$149.3	$204.6
Construction projects completed (in millions)	55.1	53.1
Average U.S. dollar/euro exchange rate	1.2051	1.1020
Average U.S. dollar/British pound sterling exchange rate	1.3775	1.2808
Change in the U.S. CPI (b)	1.7%	0.4%
Change in the Germany CPI (b)	1.9%	(0.1)%
Change in the Spain CPI (b)	0.4%	(1.5)%
Change in the Poland CPI (b)	2.8%	1.8%
Change in the United Kingdom CPI (b)	0.3%	0.1%
Change in the Netherlands CPI (b)	0.9%	0.1%

__________
(a)At both March 31, 2021 and December 31, 2020, operating properties consisted of 19 self-storage properties (of which we consolidated ten, with an average occupancy of 94.4% as of March 31, 2021) and one hotel property with an average occupancy of 21.8% for the three months ended March 31, 2021 (due to the adverse effect of the COVID-19 pandemic).
(b)Many of our lease agreements include contractual increases indexed to changes in the CPI or similar indices in the jurisdictions in which the properties are located. When there is a decrease in CPI, rent does not decrease, since the minimum adjustment to rent will be 0% or higher.

W. P. Carey 3/31/2021 10-Q – 40

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at March 31, 2021 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Description	Number of Properties	ABR	ABR Percent	Weighted-Average Lease Term (Years)
U-Haul Moving Partners Inc. and Mercury Partners, LP	Net lease self-storage properties in the U.S.	78	$38,751	3.3%	3.1
Hellweg Die Profi-Baumärkte GmbH & Co. KG (a) (b)	Do-it-yourself retail properties in Germany	42	35,020	2.9%	15.9
State of Andalucía (a)	Government office properties in Spain	70	30,529	2.6%	13.7
Metro Cash & Carry Italia S.p.A. (a)	Business-to-business wholesale stores in Italy and Germany	20	28,440	2.4%	6.0
Pendragon PLC (a)	Automotive dealerships in the United Kingdom	69	23,723	2.0%	9.2
Extra Space Storage, Inc.	Net lease self-storage properties in the U.S.	27	20,688	1.7%	23.1
Advance Auto Parts, Inc.	Distribution facilities in the U.S.	30	20,180	1.7%	11.8
Marriott Corporation	Net lease hotel properties in the U.S.	18	20,065	1.7%	2.6
Nord Anglia Education, Inc.	K-12 private schools in the U.S.	3	19,138	1.6%	22.5
Forterra, Inc. (a) (c)	Industrial properties in the U.S. and Canada	27	18,791	1.6%	22.2
Total		384	$255,325	21.5%	12.1
__________
(a)ABR amounts are subject to fluctuations in foreign currency exchange rates.
(b)In April 2021, we sold seven properties leased to this tenant with total ABR of $5.6 million as of March 31, 2021 (Note 16).
(c)Of the 27 properties leased to Forterra, Inc., 25 are located in the United States and two are located in Canada.

W. P. Carey 3/31/2021 10-Q – 41

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
United States
South
Texas	$102,667	8.7%	12,035	8.2%
Florida	51,552	4.4%	4,487	3.1%
Georgia	24,146	2.0%	3,527	2.4%
Tennessee	19,381	1.6%	2,875	2.0%
Alabama	15,226	1.3%	2,382	1.6%
Other (b)	13,042	1.1%	2,263	1.6%
Total South	226,014	19.1%	27,569	18.9%
East
North Carolina	33,856	2.9%	8,102	5.6%
Pennsylvania	29,035	2.5%	3,465	2.4%
New Jersey	22,632	1.9%	1,242	0.8%
Massachusetts	21,525	1.8%	1,407	1.0%
South Carolina	16,011	1.4%	4,448	3.0%
New York	13,440	1.1%	1,392	1.0%
Virginia	12,369	1.0%	1,430	1.0%
Other (b)	34,461	2.9%	6,594	4.5%
Total East	183,329	15.5%	28,080	19.3%
Midwest
Illinois	53,846	4.6%	7,036	4.8%
Minnesota	29,592	2.5%	2,728	1.9%
Indiana	21,625	1.8%	3,198	2.2%
Ohio	16,273	1.4%	3,421	2.3%
Wisconsin	15,916	1.3%	3,245	2.2%
Michigan	14,389	1.2%	2,112	1.5%
Other (b)	28,917	2.4%	4,877	3.3%
Total Midwest	180,558	15.2%	26,617	18.2%
West
California	66,305	5.6%	6,226	4.3%
Arizona	29,390	2.5%	3,365	2.3%
Other (b)	53,901	4.5%	5,551	3.8%
Total West	149,596	12.6%	15,142	10.4%
United States Total	739,497	62.4%	97,408	66.8%
International
Germany	69,027	5.8%	6,807	4.7%
Spain	57,914	4.9%	4,708	3.2%
Poland	55,354	4.7%	7,214	4.9%
United Kingdom	51,580	4.3%	4,035	2.8%
The Netherlands	51,346	4.3%	6,389	4.4%
Italy	26,763	2.3%	2,386	1.6%
Croatia	17,613	1.5%	1,784	1.2%
Denmark	15,846	1.3%	2,408	1.7%
France	13,772	1.2%	1,260	0.9%
Canada	13,172	1.1%	2,103	1.4%
Other (c)	73,078	6.2%	9,351	6.4%
International Total	445,465	37.6%	48,445	33.2%
Total	$1,184,962	100.0%	145,853	100.0%

W. P. Carey 3/31/2021 10-Q – 42

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
Industrial	$294,794	24.9%	51,383	35.2%
Warehouse	262,832	22.2%	48,251	33.1%
Office	261,751	22.1%	17,077	11.7%
Retail (d)	209,456	17.7%	18,059	12.4%
Self Storage (net lease)	59,438	5.0%	5,810	4.0%
Other (e)	96,691	8.1%	5,273	3.6%
Total	$1,184,962	100.0%	145,853	100.0%
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
(c)Includes assets in Lithuania, Finland, Norway, Mexico, Hungary, Portugal, the Czech Republic, Austria, Sweden, Slovakia, Japan, Latvia, Belgium, and Estonia.
(d)Includes automotive dealerships.
(e)Includes ABR from tenants within the following property types: education facility, hotel (net lease), laboratory, fitness facility, theater, student housing (net lease), restaurant, and land.

W. P. Carey 3/31/2021 10-Q – 43

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	ABR Percent	Square Footage	Square Footage Percent
Retail Stores (a)	$262,665	22.2%	31,822	21.8%
Consumer Services	98,838	8.3%	7,737	5.3%
Automotive	78,134	6.6%	12,253	8.4%
Grocery	67,264	5.7%	7,318	5.0%
Cargo Transportation	62,419	5.3%	9,003	6.2%
Beverage and Food	56,933	4.8%	6,962	4.8%
Healthcare and Pharmaceuticals	55,627	4.7%	4,910	3.4%
Business Services	53,150	4.5%	4,563	3.1%
Construction and Building	49,719	4.2%	9,156	6.3%
Capital Equipment	42,715	3.6%	6,932	4.7%
Sovereign and Public Finance	42,108	3.5%	3,364	2.3%
Hotel and Leisure	39,194	3.3%	2,197	1.5%
Containers, Packaging, and Glass	36,156	3.0%	6,186	4.2%
Durable Consumer Goods	35,213	3.0%	8,170	5.6%
High Tech Industries	29,360	2.5%	3,236	2.2%
Insurance	25,650	2.2%	1,749	1.2%
Banking	20,125	1.7%	1,247	0.9%
Telecommunications	17,265	1.5%	1,572	1.1%
Aerospace and Defense	16,645	1.4%	1,504	1.0%
Chemicals, Plastics, and Rubber	14,133	1.2%	1,853	1.3%
Media: Advertising, Printing, and Publishing	13,484	1.1%	1,001	0.7%
Media: Broadcasting and Subscription	13,313	1.1%	784	0.5%
Wholesale	12,804	1.1%	2,005	1.4%
Non-Durable Consumer Goods	12,304	1.0%	4,683	3.2%
Other (b)	29,744	2.5%	5,646	3.9%
Total	$1,184,962	100.0%	145,853	100.0%
__________
(a)Includes automotive dealerships.
(b)Includes ABR from tenants in the following industries: oil and gas, metals and mining, environmental industries, electricity, consumer transportation, forest products and paper, real estate, and finance. Also includes square footage for vacant properties.

W. P. Carey 3/31/2021 10-Q – 44

Lease Expirations
(in thousands, except percentages, number of leases, and number of tenants)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage	Square Footage Percent
Remaining 2021	17	15	$14,925	1.3%	1,510	1.0%
2022	27	27	40,071	3.4%	2,988	2.1%
2023	39	33	53,451	4.5%	6,367	4.4%
2024	62	50	96,894	8.2%	12,451	8.5%
2025	62	30	62,442	5.3%	7,307	5.0%
2026	43	29	62,568	5.3%	8,608	5.9%
2027	44	27	72,672	6.1%	8,068	5.5%
2028	42	24	63,373	5.3%	4,829	3.3%
2029	48	21	54,159	4.6%	6,524	4.5%
2030	27	22	68,882	5.8%	5,737	3.9%
2031	66	16	71,600	6.0%	8,154	5.6%
2032	35	15	47,958	4.0%	6,625	4.6%
2033	23	17	65,512	5.5%	8,192	5.6%
2034	47	15	75,663	6.4%	7,765	5.3%
Thereafter (>2034)	192	88	334,792	28.3%	48,200	33.1%
Vacant	—	—	—	—%	2,528	1.7%
Total	774		$1,184,962	100.0%	145,853	100.0%
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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of March 31, 2021. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

Results of Operations

We operate in two reportable segments: Real Estate and Investment Management. We evaluate our results of operations with a primary focus on increasing and enhancing the value, quality, and number of properties in our Real Estate segment. We focus our efforts on accretive investing and improving portfolio quality through re-leasing efforts, including negotiation of lease renewals, or selectively selling assets in order to increase value in our real estate portfolio. Through our Investment Management segment, we expect to continue to earn fees and other income from the management of the portfolios of the remaining Managed Programs until those programs reach the end of their respective life cycles. Refer to Note 15 for tables presenting the comparative results of our Real Estate and Investment Management segments.

W. P. Carey 3/31/2021 10-Q – 45

Real Estate

Revenues

The following table presents revenues within our Real Estate segment (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Real Estate Revenues
Lease revenues from:
Existing net-leased properties	$285,065	$274,960	$10,105
Recently acquired net-leased properties	16,147	2,349	13,798
Net-leased properties sold or held for sale	553	4,801	(4,248)
Total lease revenues (includes reimbursable tenant costs)	301,765	282,110	19,655
Lease termination income and other	2,227	6,509	(4,282)
Operating property revenues	2,179	5,967	(3,788)
	$306,171	$294,586	$11,585

Lease Revenues

Existing net-leased properties are those that we acquired or placed into service prior to January 1, 2020 and that were not sold or held for sale during the periods presented. For the periods presented, there were 1,151 existing net-leased properties.

For the three months ended March 31, 2021 as compared to the same period in 2020, lease revenues from existing net-leased properties increased due to the following items (in millions):

__________
(a)Primarily comprised of straight-line rent write-offs for the three months ended March 31, 2020, based on a collectibility analysis.
(b)Primarily comprised of winter storm-related charges recorded during the first quarter of 2021 from a tenant at a property in Texas.

W. P. Carey 3/31/2021 10-Q – 46

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2019 and that were not sold or held for sale during the periods presented. Since January 1, 2020, we acquired 18 investments, comprised of 69 properties, and placed two properties into service.

Net-leased properties sold or held for sale include (i) two net-leased properties disposed of during the three months ended March 31, 2021; (ii) three net-leased properties classified as held for sale at March 31, 2021, which were sold in April 2021 (Note 4, Note 16); and (iii) 21 net-leased properties disposed of during the year ended December 31, 2020. Our dispositions are more fully described in Note 14.

Lease Termination Income and Other

Lease termination income and other is described in Note 4 and Note 5.

Operating Property Revenues and Expenses

For the periods presented, we recorded operating property revenues from 12 operating properties, comprised of ten self-storage operating properties (which excludes nine self-storage properties accounted for under the equity method) and two hotel operating properties (one of which was sold in January 2020, as described in Note 14). For the three months ended March 31, 2021 as compared to the same period in 2020, operating property revenues and expenses decreased by $2.0 million and $1.5 million, respectively, due to the adverse effect of the COVID-19 pandemic on our remaining hotel’s operations. In addition, for the three months ended March 31, 2020, both operating property revenues and expenses from the hotel sold in January 2020 were $1.9 million.

Operating Expenses

Depreciation and Amortization

The following table presents depreciation and amortization expense within our Real Estate segment (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Depreciation and Amortization
Net-leased properties	$108,503	$113,284	$(4,781)
Operating properties	696	1,619	(923)
Corporate	1,123	304	819
	$110,322	$115,207	$(4,885)

For the three months ended March 31, 2021 as compared to the same period in 2020, depreciation and amortization expense for net-leased properties decreased primarily due to the in-place lease intangible assets recorded on certain net-leased self-storage properties becoming fully amortized during 2020, partially offset by the strengthening of foreign currencies (primarily the euro) in relation to the U.S. dollar between the periods.

Beginning with the second quarter of 2020, corporate depreciation and amortization expense is fully recognized within our Real Estate segment, consistent with the segment allocation changes described below under General and Administrative.

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

W. P. Carey 3/31/2021 10-Q – 47

For the three months ended March 31, 2021 as compared to the same period in 2020, general and administrative expenses allocated to our Real Estate segment increased by $7.2 million, primarily due to the change in methodology for allocation of expenses between our Real Estate and Investment Management segments discussed above, as well as higher office expenses due to the commencement of a new office lease in June 2020.

Property Expenses, Excluding Reimbursable Tenant Costs

For the three months ended March 31, 2021 as compared to the same period in 2020, property expenses, excluding reimbursable tenant costs, increased by $0.8 million, primarily due to tenant vacancies during 2020 and 2021 (which resulted in property expenses no longer being reimbursable).

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

For the three months ended March 31, 2021 as compared to the same period in 2020, stock-based compensation expense allocated to our Real Estate segment increased by $3.4 million, primarily due to a lower projected payout for PSUs determined during the prior year period, as well as the change in methodology for allocation of expenses between our Real Estate and Investment Management segments discussed above.

Impairment Charges

Our impairment charges are more fully described in Note 8.

Other Income and Expenses, and Provision for Income Taxes

Interest Expense

For the three months ended March 31, 2021 as compared to the same period in 2020, interest expense decreased by $0.9 million, primarily due to the reduction of our mortgage debt outstanding by prepaying or repaying at or close to maturity a total of $722.6 million of non-recourse mortgage loans with a weighted-average interest rate of 5.1% since January 1, 2020 ($428.2 million of such repayments were completed in February and March 2021) (Note 10) and the redemption of the €500 million of 2.0% Senior Notes due 2023 in March 2021, partially offset by three senior unsecured notes issuances totaling $1.6 billion (based on the exchange rate of the euro on the date of issuance for our euro-denominated senior unsecured notes) with a weighted-average interest rate of 1.8% completed since January 1, 2020.

The following table presents certain information about our outstanding debt (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Average outstanding debt balance	$6,815,684	$6,231,471
Weighted-average interest rate	2.8%	3.2%

Other Gains and (Losses)

Other gains and (losses) primarily consists of gains and losses on extinguishment of debt, the mark-to-market fair value of equity securities, and foreign currency transactions. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation. All of our foreign currency-denominated unsecured debt instruments were designated as net investment hedges during the three months ended March 31, 2021 and 2020. Therefore, no gains and losses on foreign currency transactions were recognized on the remeasurement of such instruments during those periods (Note 9).

W. P. Carey 3/31/2021 10-Q – 48

The following table presents other gains and (losses) within our Real Estate segment (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Other Gains and (Losses)
Loss on extinguishment of debt (a)	$(59,882)	$(69)	$(59,813)
Non-cash unrealized gains related to an increase in the fair value of our investment in shares of Lineage Logistics (Note 8)	23,381	—	23,381
Net realized and unrealized losses on foreign currency transactions (b)	(7,451)	(5,891)	(1,560)
Allowance for credit losses on finance receivables (Note 5)	1,358	(5,499)	6,857
Other	405	486	(81)
	$(42,189)	$(10,973)	$(31,216)
__________
(a)Amount for the three months ended March 31, 2021 is related to the prepayment of mortgage loans (primarily comprised of prepayment penalties totaling $31.8 million) and redemption of the €500.0 million of 2.0% Senior Notes due 2023 in March 2021 (primarily comprised of a “make-whole” amount of $26.2 million related to the redemption) (Note 10).
(b)We make certain foreign currency-denominated intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short-term loans, are included in other gains and (losses).

Equity in (Losses) Earnings of Equity Method Investments in Real Estate

For the three months ended March 31, 2021, we recognized equity in losses of equity method investments in real estate of $11.1 million, compared to equity in earnings of equity method investments in real estate of $1.6 million during the three months ended March 31, 2020. During the three months ended March 31, 2021, we recognized (i) an other-than-temporary impairment charge of $6.8 million on an equity method investment in real estate to reduce the carrying value of the investment to its estimated fair value (Note 7, Note 8) and (ii) a $4.5 million loss from our equity investment in WLT (due to the adverse impact of the COVID-19 pandemic on its operations) (Note 7).

Gain on Sale of Real Estate, Net

Gain on sale of real estate, net, consists of gain on the sale of properties that were disposed of during the reporting period. Our dispositions are more fully described in Note 14.

Non-Operating Income

Non-operating income primarily consists of realized gains and losses on derivative instruments, dividends from equity securities, and interest income on our cash deposits and loans to affiliates.

2021 — For the three months ended March 31, 2021, non-operating income was $6.3 million. During the period, we received a cash dividend of $6.4 million from our investment in shares of Lineage Logistics (Note 8) and recognized realized losses of $0.2 million related to the settlement of foreign currency collars.

2020 — For the three months ended March 31, 2020, non-operating income was $5.2 million. During the period, we recognized realized gains of $4.7 million related to the settlement of foreign currency forward contracts and collars, as well as interest income of $0.5 million related to our loans to affiliates and cash deposits.

(Provision for) Benefit from Income Taxes

For the three months ended March 31, 2021, we recognized a provision for income taxes of $6.4 million, compared to a benefit from income taxes of $31.8 million recognized during the three months ended March 31, 2020, within our Real Estate segment. During the three months ended March 31, 2020, we recognized a deferred tax benefit of $37.2 million as a result of the release of a deferred tax liability relating to our investment in shares of Lineage Logistics (Note 13), which converted to a REIT during the prior year period and is therefore no longer subject to federal and state income taxes.

W. P. Carey 3/31/2021 10-Q – 49

Investment Management

We earn revenue as the advisor to the Managed Programs. For the periods presented, we acted as advisor to the following Managed Programs: CPA:18 – Global, CWI 1 (through April 13, 2020), CWI 2 (through April 13, 2020), and CESH. The CWI 1 and CWI 2 Merger closed on April 13, 2020, and as a result, the advisory agreements with each of CWI 1 and CWI 2 terminated and CWI 2 was renamed Watermark Lodging Trust, Inc., for which we provide certain services pursuant to a transition services agreement (Note 3). We no longer raise capital for new or existing funds, but we currently expect to continue managing CPA:18 – Global and CESH and earn the various fees described below through the end of their respective life cycles (Note 1, Note 3). As of March 31, 2021, we managed total assets of approximately $2.9 billion on behalf of the Managed Programs.

Revenues

The following table presents revenues within our Investment Management segment (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Investment Management Revenues
Asset management and other revenue
CPA:18 – Global	$3,138	$3,201	$(63)
CWI 1	—	3,316	(3,316)
CWI 2	—	2,979	(2,979)
CESH	816	887	(71)
	3,954	10,383	(6,429)
Reimbursable costs from affiliates
CPA:18 – Global	648	795	(147)
CWI 1	—	1,724	(1,724)
CWI 2	—	1,221	(1,221)
CESH	285	290	(5)
WLT	108	—	108
	1,041	4,030	(2,989)
	$4,995	$14,413	$(9,418)

Asset Management and Other Revenue

Asset management and other revenue includes asset management revenue, structuring revenue, and other advisory revenue. During the periods presented, we earned asset management revenue from (i) CPA:18 – Global based on the value of its real estate-related assets under management, (ii) the CWI REITs, prior to the CWI 1 and CWI 2 Merger (Note 3), based on the value of their lodging-related real estate assets under management, and (iii) CESH based on its gross assets under management at fair value. Asset management revenue may increase or decrease depending upon changes in the Managed Programs’ asset bases as a result of purchases, sales, or changes in the appraised value of the real estate-related and lodging-related assets in their investment portfolios. For 2021, we receive asset management fees from (i) CPA:18 – Global in shares of its common stock, and (ii) CESH in cash.

We earn structuring and other advisory revenue when we structure new investments on behalf of the Managed Programs. Since we no longer raise capital for new or existing funds, and we no longer serve as advisor to CWI 1 and CWI 2 (Note 3), structuring and other advisory revenue is expected to be insignificant going forward.

For the three months ended March 31, 2020, structuring and other advisory revenue was primarily comprised of $0.3 million for structuring a mortgage refinancing on behalf of CWI 2 and $0.2 million related to increases in build-to-suit funding commitments for certain CPA:18 – Global investments.

W. P. Carey 3/31/2021 10-Q – 50

Operating Expenses

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

As discussed in Note 3, certain personnel costs and overhead costs are charged to the remaining Managed Programs and reimbursed to us in accordance with their respective advisory agreements. In addition, following the closing of the CWI 1 and CWI 2 Merger on April 13, 2020, we began recording reimbursements from WLT within our Investment Management segment pursuant to a transition services agreement. As of the date of this Report, all services provided under the transition services agreement have terminated, except for certain information systems and data services.

Subadvisor Fees

Pursuant to the terms of the subadvisory agreements we had with the third-party subadvisors in connection with both CWI 1 and CWI 2, we paid a subadvisory fee equal to 20% of the amount of fees paid to us by CWI 1 and 25% of the amount of fees paid to us by CWI 2. Upon completion of the CWI 1 and CWI 2 Merger on April 13, 2020 (Note 3), the subadvisory agreements were terminated, and we no longer pay subadvisory fees.

Other Income and Expenses, and Provision for Income Taxes

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

	Three Months Ended March 31,
	2021	2020
Equity in earnings (losses) of equity method investments in the Managed Programs:
Distributions of Available Cash from CPA:18 – Global (a)	$1,539	$1,916
Equity in losses of equity method investments in the Managed Programs (b)	(153)	(2,159)
Other-than-temporary impairment charges on our equity method investments in CWI 1 and CWI 2 (c)	—	(47,112)
Equity in earnings (losses) of equity method investments in the Managed Programs	$1,386	$(47,355)
__________
(a)We are entitled to receive distributions of up to 10% of the Available Cash from the operating partnership of CPA:18 – Global, as defined in its operating partnership agreement (Note 3). Distributions of Available Cash received and earned from CPA:18 – Global fluctuate based on the timing of certain events, including acquisitions and dispositions.
(b)During the three months ended March 31, 2020, we recognized losses of $1.6 million and $0.7 million from our investments in shares of CWI 1 and CWI 2 common stock, respectively.

W. P. Carey 3/31/2021 10-Q – 51

(c)During the three months ended March 31, 2020, we recognized other-than-temporary impairment charges of $27.8 million and $19.3 million on our equity investments in CWI 1 and CWI 2, respectively, to reduce the carrying values of our investments to their estimated fair values, due to the adverse effect of the COVID-19 pandemic on the operations of CWI 1 and CWI 2 (Note 8).

Benefit from Income Taxes

For the three months ended March 31, 2021 as compared to the same period in 2020, we recognized a decrease in benefit from income taxes of $9.3 million, within our Investment Management segment. During the three months ended March 31, 2020, we recognized a current tax benefit of $7.2 million as a result of carrying back certain net operating losses in accordance with the CARES Act that was enacted on March 27, 2020, as well as a deferred tax benefit of $6.5 million as a result of the other-than-temporary impairment charges that we recognized on our equity investments in CWI 1 and CWI 2 during the period. These deferred tax benefits were partially offset by deferred tax expense of $3.0 million due to the establishment of a valuation allowance, since our Investment Management segment was in a loss position during the three months ended March 31, 2020.

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

Operating Activities — Net cash provided by operating activities increased by $8.7 million during the three months ended March 31, 2021 as compared to the same period in 2020, primarily due to an increase in cash flow generated from net investment activity and scheduled rent increases at existing properties, as well as a cash dividend received from our investment in shares of Lineage Logistics during the current year period (Note 8), partially offset by the adverse impact of the COVID-19 pandemic.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and funding for build-to-suit activities and other capital expenditures on real estate. In addition to these types of transactions, during the three months ended March 31, 2021, $21.0 million of short-term loans to the Managed Programs were repaid (Note 3). We also received $3.1 million in distributions from equity method investments in the Managed Programs and real estate.

Financing Activities — Our financing activities are generally comprised of borrowings and repayments under our Unsecured Revolving Credit Facility, issuances of the Senior Unsecured Notes, payments and prepayments of non-recourse mortgage loans, and payments of dividends to stockholders. In addition to these types of transactions, during the three months ended March 31, 2021, we redeemed the €500.0 million of 2.0% Senior Notes due 2023 for a total of $617.4 million (Note 10). We also received $140.2 million in net proceeds from the issuance of shares under our ATM Program (Note 12).

W. P. Carey 3/31/2021 10-Q – 52

Summary of Financing

The table below summarizes our Senior Unsecured Notes, our non-recourse mortgages, and our Senior Unsecured Credit Facility (dollars in thousands):

	March 31, 2021	December 31, 2020
Carrying Value
Fixed rate:
Senior Unsecured Notes (a)	$5,451,520	$5,146,192
Non-recourse mortgages (a)	561,074	920,378
	6,012,594	6,066,570
Variable rate:
Unsecured Term Loans (a)	318,440	321,971
Unsecured Revolving Credit Facility	21,751	82,281
Non-recourse mortgages (a):
Amount subject to interest rate swaps and caps	91,979	147,094
Floating interest rate mortgage loans	75,610	78,082
	507,780	629,428
	$6,520,374	$6,695,998

Percent of Total Debt
Fixed rate	92%	91%
Variable rate	8%	9%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	2.8%	3.0%
Variable rate (b)	1.3%	1.6%
Total debt	2.7%	2.9%

__________
(a)Aggregate debt balance includes unamortized discount, net, totaling $34.8 million and $28.3 million as of March 31, 2021 and December 31, 2020, respectively, and unamortized deferred financing costs totaling $29.7 million and $24.3 million as of March 31, 2021 and December 31, 2020, respectively.
(b)The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At March 31, 2021, our cash resources consisted of the following:

•cash and cash equivalents totaling $229.2 million. Of this amount, $109.6 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;
•our Unsecured Revolving Credit Facility, with available capacity of approximately $1.8 billion (net of amounts reserved for standby letters of credit totaling $20.1 million);
•available proceeds under our forward sale agreements of approximately $160.3 million (based on 2,510,709 remaining shares outstanding and a net offering price of $63.86 as of March 31, 2021); and
•unleveraged properties that had an aggregate asset carrying value of approximately $10.9 billion at March 31, 2021, although there can be no assurance that we would be able to obtain financing for these properties.

W. P. Carey 3/31/2021 10-Q – 53

Historically, we have also accessed the capital markets through additional debt (denominated in both U.S. dollars and euros) and equity offerings. During the three months ended March 31, 2021, we issued (i) €525.0 million of 0.950% Senior Notes due 2030 and $425.0 million of 2.250% Senior Notes due 2033 (Note 10), and (ii) 2,020,115 shares of common stock under our ATM Program for net proceeds of $140.2 million (Note 12). As of March 31, 2021, we had approximately $160.3 million of available proceeds under our forward sales agreements and $474.5 million remained available for issuance under our ATM Program (Note 12). In April 2021, we issued 443,460 shares of our common stock under our ATM Program at a weighted-average price of $71.67 per share for net proceeds of approximately $31 million (Note 16).

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

Cash Requirements and Liquidity

As of March 31, 2021, we had $229.2 million of cash and cash equivalents, approximately $1.8 billion of available capacity under our Unsecured Revolving Credit Facility (net of amounts reserved for standby letters of credit totaling $20.1 million), and available proceeds under our forward sale agreements of approximately $160.3 million (based on 2,510,709 remaining shares outstanding and a net offering price of $63.86 as of that date). Our Senior Unsecured Credit Facility includes a $1.8 billion Unsecured Revolving Credit Facility and Unsecured Term Loans outstanding totaling $318.4 million as of March 31, 2021 (Note 10), and is scheduled to mature on February 20, 2025. As of March 31, 2021, scheduled debt principal payments total $42.9 million through December 31, 2021 and $355.8 million through December 31, 2022, and our Senior Unsecured Notes do not start to mature until April 2024 (Note 10).

During the next 12 months following March 31, 2021 and thereafter, we expect that our significant cash requirements will include:

•paying dividends to our stockholders;
•making scheduled principal and balloon payments on our debt obligations (Note 10);
•making scheduled interest payments on our debt obligations (future interest payments total $942.4 million, with $175.2 million due during the next 12 months; interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at March 31, 2021);
•funding future capital commitments and tenant improvement allowances (Note 4); and
•other normal recurring operating expenses.

We expect to fund these cash requirements through cash generated from operations, cash received from dispositions of properties, the use of our cash reserves or unused amounts on our Unsecured Revolving Credit Facility (as described above), issuances of common stock through our forward sale agreements and/or ATM Program (Note 12), and potential issuances of additional debt or equity securities. We may also choose to pursue the acquisitions of new investments and prepayments of certain of our non-recourse mortgage loan obligations, depending on our capital needs and improvements in market conditions at that time.

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

Certain amounts disclosed above are based on the applicable foreign currency exchange rate at March 31, 2021.

W. P. Carey 3/31/2021 10-Q – 54

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

We also modify the NAREIT computation of FFO to adjust GAAP net income for certain non-cash charges, such as amortization of real estate-related intangibles, deferred income tax benefits and expenses, straight-line rent and related reserves, other non-cash rent adjustments, non-cash allowance for credit losses on loans receivable and direct financing leases, stock-based compensation, non-cash environmental accretion expense, amortization of discounts and premiums on debt, and amortization of deferred financing costs. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. Additionally, we exclude non-core income and expenses, such as gains or losses from extinguishment of debt and merger and acquisition expenses. We also exclude realized and unrealized gains/losses on foreign currency exchange transactions (other than those realized on the settlement of foreign currency derivatives), which are not considered fundamental attributes of our business plan and do not affect our overall long-term operating performance. We refer to our modified definition of FFO as AFFO. We exclude these items from GAAP net income to arrive at AFFO as they are not the primary drivers in our decision-making process and excluding these items provides investors a view of our portfolio performance over time and makes it more comparable to other REITs that are currently not engaged in acquisitions, mergers, and restructuring, which are not part of our normal business operations. AFFO also reflects adjustments for unconsolidated partnerships and jointly owned investments. We use AFFO as one measure of our operating performance when we formulate corporate goals, evaluate the effectiveness of our strategies, and determine executive compensation.

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

W. P. Carey 3/31/2021 10-Q – 55

Consolidated FFO and AFFO were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income attributable to W. P. Carey	$51,634	$66,090
Adjustments:
Depreciation and amortization of real property	109,204	114,913
Gain on sale of real estate, net	(9,372)	(11,751)
Impairment charges	—	19,420
Proportionate share of adjustments to equity in net income of partially owned entities (a) (b) (c)	10,306	50,477
Proportionate share of adjustments for noncontrolling interests (d)	(4)	578
Total adjustments	110,134	173,637
FFO (as defined by NAREIT) attributable to W. P. Carey	161,768	239,727
Adjustments:
Other (gains) and losses (e)	41,188	9,815
Above- and below-market rent intangible lease amortization, net	12,115	11,780
Straight-line and other rent adjustments	(8,751)	(7,092)
Stock-based compensation	5,381	2,661
Amortization of deferred financing costs	3,413	3,089
Tax benefit — deferred and other (f) (g)	(3,387)	(47,923)
Merger and other expenses	(476)	187
Other amortization and non-cash items	29	408
Proportionate share of adjustments to equity in net income of partially owned entities (c) (h)	5,211	3,895
Proportionate share of adjustments for noncontrolling interests (d)	(5)	(7)
Total adjustments	54,718	(23,187)
AFFO attributable to W. P. Carey	$216,486	$216,540

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey	$161,768	$239,727
AFFO attributable to W. P. Carey	$216,486	$216,540

W. P. Carey 3/31/2021 10-Q – 56

FFO and AFFO from Real Estate were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income from Real Estate attributable to W. P. Carey	$44,587	$100,914
Adjustments:
Depreciation and amortization of real property	109,204	114,913
Gain on sale of real estate, net	(9,372)	(11,751)
Impairment charges	—	19,420
Proportionate share of adjustments to equity in net income of partially owned entities (a) (c)	10,306	3,365
Proportionate share of adjustments for noncontrolling interests (d)	(4)	578
Total adjustments	110,134	126,525
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	154,721	227,439
Adjustments:
Other (gains) and losses (e)	42,189	10,973
Above- and below-market rent intangible lease amortization, net	12,115	11,780
Straight-line and other rent adjustments	(8,751)	(7,092)
Stock-based compensation	5,381	1,970
Amortization of deferred financing costs	3,413	3,089
Tax benefit — deferred and other (f)	(2,595)	(37,956)
Merger and other expenses	(491)	(132)
Other amortization and non-cash items	29	209
Proportionate share of adjustments to equity in net income of partially owned entities (c) (h)	4,322	(274)
Proportionate share of adjustments for noncontrolling interests (d)	(5)	(7)
Total adjustments	55,607	(17,440)
AFFO attributable to W. P. Carey — Real Estate	$210,328	$209,999

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	$154,721	$227,439
AFFO attributable to W. P. Carey — Real Estate	$210,328	$209,999

W. P. Carey 3/31/2021 10-Q – 57

FFO and AFFO from Investment Management were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income (loss) from Investment Management attributable to W. P. Carey	$7,047	$(34,824)
Adjustments:
Proportionate share of adjustments to equity in net income of partially owned entities (b) (c)	—	47,112
Total adjustments	—	47,112
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	7,047	12,288
Adjustments:
Other (gains) and losses	(1,001)	(1,158)
Tax benefit — deferred and other (g)	(792)	(9,967)
Merger and other expenses	15	319
Stock-based compensation	—	691
Other amortization and non-cash items	—	199
Proportionate share of adjustments to equity in net income of partially owned entities (c) (h)	889	4,169
Total adjustments	(889)	(5,747)
AFFO attributable to W. P. Carey — Investment Management	$6,158	$6,541

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	$7,047	$12,288
AFFO attributable to W. P. Carey — Investment Management	$6,158	$6,541
__________
(a)Amount for the three months ended March 31, 2021 includes a non-cash other-than-temporary impairment charge of $6.8 million recognized on an equity method investment in real estate (Note 7, Note 8).
(b)Amount for the three months ended March 31, 2020 includes non-cash other-than-temporary impairment charges totaling $47.1 million recognized on our equity investments in CWI 1 and CWI 2 (Note 8).
(c)Equity income, including amounts that are not typically recognized for FFO and AFFO, is recognized within Equity in losses of equity method investments in the Managed Programs and real estate on the consolidated statements of income. This represents adjustments to equity income to reflect FFO and AFFO on a pro rata basis.
(d)Adjustments disclosed elsewhere in this reconciliation are on a consolidated basis. This adjustment reflects our FFO or AFFO on a pro rata basis.
(e)Primarily comprised of gains and losses on extinguishment of debt, the mark-to-market fair value of equity securities, and foreign currency transactions, as well as non-cash allowance for credit losses on loans receivable and direct financing leases. Amounts from period to period will not be comparable due to unpredictable fluctuations in these gains and losses.
(f)Amount for the three months ended March 31, 2020 includes a non-cash deferred tax benefit of $37.2 million as a result of the release of a deferred tax liability relating to our investment in shares of Lineage Logistics, which converted to a REIT during the current year period and is therefore no longer subject to federal and state income taxes (Note 13).
(g)Amount for the three months ended March 31, 2020 includes a one-time tax benefit of $7.2 million as a result of carrying back certain net operating losses in accordance with the CARES Act, which was enacted on March 27, 2020 (Note 13).
(h)Beginning with the first quarter of 2020, this adjustment includes distributions received from CWI 1 and CWI 2 for both AFFO attributable to W. P. Carey and AFFO attributable to W. P. Carey — Investment Management (through April 13, 2020, the closing date of the CWI 1 and CWI 2 Merger) and from WLT for both AFFO attributable to W. P. Carey and AFFO attributable to W. P. Carey — Real Estate (after April 13, 2020) in place of our pro rata share of net income from our ownership of shares of CWI 1, CWI 2, and WLT, as applicable. We have not received any such distributions during the reporting period, due to the adverse effect of the COVID-19 pandemic.

While we believe that FFO and AFFO are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance. These non-GAAP measures should be used in conjunction with net income as defined by GAAP. FFO and AFFO, or similarly titled measures disclosed by other REITs, may not be comparable to our FFO and AFFO measures.

W. P. Carey 3/31/2021 10-Q – 58

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

The impact of the COVID-19 pandemic both in the Unites States and globally continues to cause uncertainty and volatility in financial markets, including interest rates and foreign currency exchange rates. The outbreak is expected to have a continued adverse impact on market conditions for the foreseeable future and has triggered a period of global economic slowdown with no known duration. At March 31, 2021, our net-lease portfolio (which excludes operating properties) had the following concentrations (as a percentage of our ABR) for property types with heightened risk as a result of the COVID-19 pandemic:

•17.7% related to retail facilities (primarily from do-it-yourself, grocery, convenience, and wholesale stores);
•1.7% related to hotel (net lease) properties; and
•1.6% related to fitness facilities, theaters, and restaurants.

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

At March 31, 2021, a significant portion (approximately 93.6%) of our long-term debt either bore interest at fixed rates or was swapped or capped to a fixed rate. Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at March 31, 2021 (in thousands):

	2021 (Remainder)	2022	2023	2024	2025	Thereafter	Total	Fair Value
Fixed-rate debt (a) (b)	$20,126	$285,692	$100,635	$1,112,565	$544,535	$4,011,962	$6,075,515	$6,346,127
Variable-rate debt (a)	$22,818	$27,190	$102,776	$15,351	$341,302	$—	$509,437	$505,822
__________
(a)Amounts are based on the exchange rate at March 31, 2021, as applicable.

W. P. Carey 3/31/2021 10-Q – 59

(b)Amounts after 2023 are primarily comprised of principal payments for our Senior Unsecured Notes (Note 10).

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to interest rate caps, is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at March 31, 2021 would increase or decrease by $2.2 million for our British pound sterling-denominated debt, by $1.7 million for our euro-denominated debt, and by $0.2 million for our Japanese yen-denominated debt, for each respective 1% change in annual interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Canada, and Japan, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, the Danish krone, the Canadian dollar, and the Japanese yen, which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also completed several offerings of euro-denominated senior notes, and have borrowed under our Senior Unsecured Credit Facility in foreign currencies, including the euro, British pound sterling, and Japanese yen (Note 10). Volatile market conditions arising from the COVID-19 global pandemic may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprised of principal and interest, excluding balloon payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. We estimate that, for a 1% increase or decrease in the exchange rate between the euro, British pound sterling, or Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow (scheduled future rental revenues, net of scheduled future debt service payments) for our consolidated foreign operations at March 31, 2021 of $2.6 million, $0.5 million, and less than $0.1 million, respectively, excluding the impact of our derivative instruments.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is well-diversified, it does contain concentrations in certain areas. There have been no material changes in our concentration of credit risk from what was disclosed in the 2020 Annual Report.

W. P. Carey 3/31/2021 10-Q – 60

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Exchange Act is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2021 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

W. P. Carey 3/31/2021 10-Q – 61

PART II — OTHER INFORMATION

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
4.1	Seventh Supplemental Indenture, dated February 25, 2021, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 25, 2021

4.2	Form of Note representing $425 Million Aggregate Principal Amount of 2.250% Senior Notes Due 2033	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 25, 2021

4.3	Fifth Supplemental Indenture dated as of March 8, 2021, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 8, 2021

4.4	Form of Note representing €525 Million Aggregate Principal Amount of 0.950% Notes Due 2030	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 8, 2021

10.1	Agency Agreement dated as of March 8, 2021, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 8, 2021

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

W. P. Carey 3/31/2021 10-Q – 62

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.
Date:	April 30, 2021
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	April 30, 2021
		By:	/s/ Arjun Mahalingam
Arjun Mahalingam
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 3/31/2021 10-Q – 63

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
4.1	Seventh Supplemental Indenture, dated February 25, 2021, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 25, 2021

4.2	Form of Note representing $425 Million Aggregate Principal Amount of 2.250% Senior Notes Due 2033	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 25, 2021

4.3	Fifth Supplemental Indenture dated as of March 8, 2021, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 8, 2021

4.4	Form of Note representing €525 Million Aggregate Principal Amount of 0.950% Notes Due 2030	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed March 8, 2021

10.1	Agency Agreement dated as of March 8, 2021, by and among WPC Eurobond B.V., as issuer, W. P. Carey Inc., as guarantor, Elavon Financial Services DAC, as paying agent and U.S. Bank National Association, as transfer agent, registrar and trustee	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 8, 2021

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith