Form 10-Q
period 2021-06-30
W. P. Carey Inc.
filed 2021-07-30
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 184,272,420 shares of common stock, $0.001 par value, outstanding at July 23, 2021.

W. P. Carey 6/30/2021 10-Q – 1

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: our corporate strategy and estimated or future economic performance and results, including our expectations surrounding the impact of the novel coronavirus (“COVID-19”) pandemic on our business, financial condition, liquidity, results of operations, and prospects; our future capital expenditure and leverage levels, debt service obligations, and plans to fund our liquidity needs; prospective statements regarding our access to the capital markets, including our “at-the-market” program (“ATM Program”) and settlement of our equity forward offerings; the outlook for the investment programs that we manage, including possible liquidity events for those programs; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust (“REIT”); and the impact of recently issued accounting pronouncements and regulatory activity.

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

W. P. Carey 6/30/2021 10-Q – 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
Assets
Investments in real estate:
Land, buildings and improvements	$11,621,204	$10,939,619
Net investments in direct financing leases	657,360	711,974
In-place lease intangible assets and other	2,405,433	2,301,174
Above-market rent intangible assets	868,970	881,159
Investments in real estate	15,552,967	14,833,926
Accumulated depreciation and amortization	(2,699,085)	(2,490,087)
Assets held for sale, net	5,682	18,590
Net investments in real estate	12,859,564	12,362,429
Equity method investments	351,865	283,446
Cash and cash equivalents	164,515	248,662
Due from affiliates	17,003	26,257
Other assets, net	931,924	876,024
Goodwill	907,295	910,818
Total assets (a)	$15,232,166	$14,707,636
Liabilities and Equity
Debt:
Senior unsecured notes, net	$5,493,556	$5,146,192
Unsecured term loans, net	321,392	321,971
Unsecured revolving credit facility	276,121	82,281
Non-recourse mortgages, net	724,778	1,145,554
Debt, net	6,815,847	6,695,998
Accounts payable, accrued expenses and other liabilities	571,049	603,663
Below-market rent and other intangible liabilities, net	197,067	197,248
Deferred income taxes	151,112	145,844
Dividends payable	196,324	186,514
Total liabilities (a)	7,931,399	7,829,267
Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 184,253,151 and 175,401,757 shares, respectively, issued and outstanding	184	175
Additional paid-in capital	9,542,171	8,925,365
Distributions in excess of accumulated earnings	(2,063,109)	(1,850,935)
Deferred compensation obligation	49,815	42,014
Accumulated other comprehensive loss	(229,960)	(239,906)
Total stockholders’ equity	7,299,101	6,876,713
Noncontrolling interests	1,666	1,656
Total equity	7,300,767	6,878,369
Total liabilities and equity	$15,232,166	$14,707,636
__________
(a)See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2021 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Real Estate:
Lease revenues	$305,310	$280,303	$607,075	$562,413
Lease termination income and other	6,235	1,917	8,462	8,426
Operating property revenues	3,245	1,427	5,424	7,394
	314,790	283,647	620,961	578,233
Investment Management:
Asset management and other revenue	3,966	4,472	7,920	14,855
Reimbursable costs from affiliates	968	2,411	2,009	6,441
	4,934	6,883	9,929	21,296
	319,724	290,530	630,890	599,529
Operating Expenses
Depreciation and amortization	114,348	107,477	224,670	223,671
General and administrative	20,464	17,472	42,547	38,217
Reimbursable tenant costs	15,092	13,796	30,850	26,971
Property expenses, excluding reimbursable tenant costs	11,815	11,651	22,698	21,726
Stock-based compensation expense	9,048	2,918	14,429	5,579
Merger and other expenses	(2,599)	1,074	(3,075)	1,261
Operating property expenses	2,049	1,388	3,960	6,611
Reimbursable costs from affiliates	968	2,411	2,009	6,441
Subadvisor fees	—	192	—	1,469
Impairment charges	—	—	—	19,420
	171,185	158,379	338,088	351,366
Other Income and Expenses
Interest expense	(49,252)	(52,182)	(100,892)	(104,722)
Gain on sale of real estate, net	19,840	—	29,212	11,751
Other gains and (losses)	7,545	4,259	(33,643)	(5,556)
Non-operating income	3,065	4,588	9,421	9,980
(Losses) earnings from equity method investments	(156)	33,983	(9,889)	(11,807)
	(18,958)	(9,352)	(105,791)	(100,354)
Income before income taxes	129,581	122,799	187,011	147,809
(Provision for) benefit from income taxes	(9,298)	(7,595)	(15,087)	34,097
Net Income	120,283	115,204	171,924	181,906
Net income attributable to noncontrolling interests	(38)	(9,904)	(45)	(10,516)
Net Income Attributable to W. P. Carey	$120,245	$105,300	$171,879	$171,390

Basic Earnings Per Share	$0.67	$0.61	$0.96	$0.99
Diluted Earnings Per Share	$0.67	$0.61	$0.96	$0.99
Weighted-Average Shares Outstanding
Basic	180,099,370	173,401,749	178,379,654	173,325,493
Diluted	180,668,732	173,472,755	178,902,259	173,514,894

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2021 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Income	$120,283	$115,204	$171,924	$181,906
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	5,973	13,847	(7,929)	(38,353)
Unrealized (loss) gain on derivative instruments	(2,023)	(9,442)	17,896	3,407
	3,950	4,405	9,967	(34,946)
Comprehensive Income	124,233	119,609	181,891	146,960

Amounts Attributable to Noncontrolling Interests
Net income	(38)	(9,904)	(45)	(10,516)
Unrealized gain on derivative instruments	(21)	—	(21)	—
Comprehensive income attributable to noncontrolling interests	(59)	(9,904)	(66)	(10,516)
Comprehensive Income Attributable to W. P. Carey	$124,174	$109,705	$181,825	$136,444

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2021 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at April 1, 2021	177,520,962	$178	$9,061,143	$(1,988,440)	$49,815	$(233,889)	$6,888,807	$1,648	$6,890,455
Shares issued under forward sale agreements, net	4,523,209	5	309,502				309,507		309,507
Shares issued under “at-the-market” offering, net	2,205,509	1	162,335				162,336		162,336
Shares issued upon purchases under employee share purchase plan	2,597	—	176				176		176
Shares issued upon delivery of vested restricted share awards	874	—	(33)				(33)		(33)
Amortization of stock-based compensation expense			9,048				9,048		9,048
Distributions to noncontrolling interests							—	(41)	(41)
Dividends declared ($1.050 per share)				(194,914)			(194,914)		(194,914)
Net income				120,245			120,245	38	120,283
Other comprehensive income:
Foreign currency translation adjustments						5,973	5,973		5,973
Unrealized loss on derivative instruments						(2,044)	(2,044)	21	(2,023)
Balance at June 30, 2021	184,253,151	$184	$9,542,171	$(2,063,109)	$49,815	$(229,960)	$7,299,101	$1,666	$7,300,767

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at April 1, 2020	172,402,516	$172	$8,712,244	$(1,688,744)	$42,291	$(295,018)	$6,770,945	$2,131	$6,773,076
Shares issued under forward sale agreements, net	1,463,500	2	99,630				99,632		99,632
Shares issued upon delivery of vested restricted share awards	18,939	—	(260)				(260)		(260)
Shares issued upon purchases under employee share purchase plan	5,472	—	299				299		299
Amortization of stock-based compensation expense			2,918				2,918		2,918
Delivery of deferred vested shares, net			277		(277)		—		—
Distributions to noncontrolling interests							—	(506)	(506)
Dividends declared ($1.042 per share)				(182,448)			(182,448)		(182,448)
Redemption of noncontrolling interest (Note 3)							—	(9,865)	(9,865)
Net income				105,300			105,300	9,904	115,204
Other comprehensive income:
Foreign currency translation adjustments						13,847	13,847		13,847
Unrealized loss on derivative instruments						(9,442)	(9,442)		(9,442)
Balance at June 30, 2020	173,890,427	$174	$8,815,108	$(1,765,892)	$42,014	$(290,613)	$6,800,791	$1,664	$6,802,455

(Continued)

W. P. Carey 6/30/2021 10-Q – 6

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2021	175,401,757	$175	$8,925,365	$(1,850,935)	$42,014	$(239,906)	$6,876,713	$1,656	$6,878,369
Shares issued under forward sale agreements, net	4,523,209	5	309,502				309,507		309,507
Shares issued under “at-the-market” offering, net	4,225,624	4	302,619				302,623		302,623
Shares issued upon delivery of vested restricted share awards	99,964	—	(3,777)				(3,777)		(3,777)
Shares issued upon purchases under employee share purchase plan	2,597	—	176				176		176
Amortization of stock-based compensation expense			14,429				14,429		14,429
Deferral of vested shares, net			(7,049)		7,049		—		—
Distributions to noncontrolling interests							—	(56)	(56)
Dividends declared ($2.098 per share)			906	(384,053)	752		(382,395)		(382,395)
Net income				171,879			171,879	45	171,924
Other comprehensive income:
Unrealized gain on derivative instruments						17,875	17,875	21	17,896
Foreign currency translation adjustments						(7,929)	(7,929)		(7,929)
Balance at June 30, 2021	184,253,151	$184	$9,542,171	$(2,063,109)	$49,815	$(229,960)	$7,299,101	$1,666	$7,300,767

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2020	172,278,242	$172	$8,717,535	$(1,557,374)	$37,263	$(255,667)	$6,941,929	$6,244	$6,948,173
Cumulative-effect adjustment for the adoption of ASU 2016-13, Financial Instruments — Credit Losses				(14,812)			(14,812)		(14,812)
Shares issued under forward sale agreements, net	1,463,500	2	99,630				99,632		99,632
Shares issued upon delivery of vested restricted share awards	143,213	—	(5,272)				(5,272)		(5,272)
Shares issued upon purchases under employee share purchase plan	5,472	—	299				299		299
Amortization of stock-based compensation expense			5,579				5,579		5,579
Deferral of vested shares, net			(3,854)		3,854		—		—
Distributions to noncontrolling interests							—	(5,231)	(5,231)
Dividends declared ($2.082 per share)			1,191	(365,096)	897		(363,008)		(363,008)
Redemption of noncontrolling interest (Note 3)							—	(9,865)	(9,865)
Net income				171,390			171,390	10,516	181,906
Other comprehensive loss:
Foreign currency translation adjustments						(38,353)	(38,353)		(38,353)
Unrealized gain on derivative instruments						3,407	3,407		3,407
Balance at June 30, 2020	173,890,427	$174	$8,815,108	$(1,765,892)	$42,014	$(290,613)	$6,800,791	$1,664	$6,802,455
See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2021 10-Q – 7

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows — Operating Activities
Net income	$171,924	$181,906
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	232,111	230,234
Net realized and unrealized losses on extinguishment of debt, equity securities, foreign currency transactions, and other	39,781	8,221
Gain on sale of real estate, net	(29,212)	(11,751)
Amortization of rent-related intangibles and deferred rental revenue	28,554	26,820
Straight-line rent adjustments	(21,986)	(24,826)
Stock-based compensation expense	14,429	5,579
Losses from equity method investments	9,889	11,807
Asset management revenue received in shares of Managed REITs	(6,292)	(10,607)
Change in allowance for credit losses	(6,249)	1,906
Distributions of earnings from equity method investments	3,730	3,121
Deferred income tax benefit	(2,351)	(44,529)
Impairment charges	—	19,420
Net changes in other operating assets and liabilities	(35,581)	(57,250)
Net Cash Provided by Operating Activities	398,747	340,051
Cash Flows — Investing Activities
Purchases of real estate	(837,003)	(265,829)
Proceeds from sales of real estate	98,433	105,115
Capital contributions to equity method investments	(88,692)	(595)
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(54,381)	(117,420)
Proceeds from repayment of short-term loans to affiliates	37,048	51,702
Funding of short-term loans to affiliates	(31,000)	(5,433)
Other investing activities, net	(21,913)	8,626
Return of capital from equity method investments	11,627	10,463
Proceeds from repayment of loans receivable	—	11,000
Net Cash Used in Investing Activities	(885,881)	(202,371)
Cash Flows — Financing Activities
Proceeds from Unsecured Revolving Credit Facility	1,088,217	519,849
Proceeds from issuance of Senior Unsecured Notes	1,038,391	—
Repayments of Unsecured Revolving Credit Facility	(893,104)	(692,477)
Redemption of Senior Unsecured Notes	(617,442)	—
Prepayments of mortgage principal	(426,907)	—
Dividends paid	(372,585)	(360,616)
Proceeds from shares issued under forward sale agreements, net of selling costs	309,864	99,887
Proceeds from shares issued under ATM Program, net of selling costs	302,512	—
Scheduled payments of mortgage principal	(20,239)	(36,598)
Payment of financing costs	(8,176)	(9,993)
Payments for withholding taxes upon delivery of equity-based awards	(3,777)	(5,272)
Other financing activities, net	2,250	7,921
Distributions paid to noncontrolling interests	(56)	(5,231)
Proceeds from Unsecured Term Loans	—	298,974
Net Cash Provided by (Used in) Financing Activities	398,948	(183,556)
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(5,390)	(1,650)
Net decrease in cash and cash equivalents and restricted cash	(93,576)	(47,526)
Cash and cash equivalents and restricted cash, beginning of period	311,779	251,518
Cash and cash equivalents and restricted cash, end of period	$218,203	$203,992

See Notes to Consolidated Financial Statements.

W. P. Carey 6/30/2021 10-Q – 8

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

On April 13, 2020, two of the non-traded REITs that we advised, Carey Watermark Investors Incorporated (“CWI 1”) and Carey Watermark Investors 2 Incorporated (“CWI 2”) (together, the “CWI REITs”), merged in an all-stock transaction, with CWI 2 as the surviving entity (the “CWI 1 and CWI 2 Merger”). Following the close of the CWI 1 and CWI 2 Merger, our advisory agreements with CWI 1 and CWI 2 were terminated, CWI 2 was renamed Watermark Lodging Trust, Inc. (“WLT”), and we began to provide certain services to WLT pursuant to a transition services agreement. As a result, at June 30, 2021, we were the advisor to the following entities (Note 3):

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

Reportable Segments

Real Estate — Lease revenues from our real estate investments generate the vast majority of our earnings. We invest primarily in commercial properties located in the United States and Northern and Western Europe, which are leased to companies on a triple-net lease basis. At June 30, 2021, our owned portfolio was comprised of our full or partial ownership interests in 1,266 properties, totaling approximately 150 million square feet, substantially all of which were net leased to 356 tenants, with a weighted-average lease term of 10.8 years and an occupancy rate of 98.0%. In addition, at June 30, 2021, our portfolio was comprised of full or partial ownership interests in 20 operating properties, including 19 self-storage properties and one hotel, totaling approximately 1.4 million square feet.

Investment Management — Through our TRSs, we manage the real estate investment portfolios for the Managed Programs, for which we earn asset management revenue. We may earn incentive revenue and receive other compensation through our advisory agreements with certain of the Managed Programs, including in connection with providing a liquidity event for CPA:18 – Global’s stockholders. In addition, we include equity income generated through our (i) ownership of shares and limited partnership units of the Managed Programs (Note 7) and (ii) special general partner interest in the operating partnership of CPA:18 – Global (through which we participate in its cash flows (Note 3)), in our Investment Management segment.

W. P. Carey 6/30/2021 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)
At June 30, 2021, the Managed Programs owned all or a portion of 52 net-leased properties (including certain properties in which we also have an ownership interest), totaling approximately 10.6 million square feet, substantially all of which were leased to 65 tenants, with an occupancy rate of approximately 98.7%. The Managed Programs also had interests in 69 operating properties (totaling approximately 5.6 million square feet in the aggregate) and ten active build-to-suit projects at the same date.

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

At June 30, 2021 and December 31, 2020, we considered 13 and 12 entities, respectively, to be VIEs, of which we consolidated five at both dates, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in our consolidated balance sheets (in thousands):

	June 30, 2021	December 31, 2020
Land, buildings and improvements	$423,333	$423,333
Net investments in direct financing leases	15,044	15,242
In-place lease intangible assets and other	41,978	41,997
Above-market rent intangible assets	26,720	26,720
Accumulated depreciation and amortization	(146,120)	(137,827)
Total assets	373,709	381,953

Non-recourse mortgages, net	$1,683	$3,508
Below-market rent and other intangible liabilities, net	21,426	22,283
Total liabilities	46,770	48,971

W. P. Carey 6/30/2021 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)
At June 30, 2021 and December 31, 2020, our eight and seven unconsolidated VIEs, respectively, included our interests in six and five unconsolidated real estate investments, respectively, which we account for under the equity method of accounting, and two unconsolidated investments in equity securities, which we accounted for as investments in shares of the entities at fair value. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities. As of June 30, 2021, and December 31, 2020, the net carrying amount of our investments in these entities was $524.3 million and $425.3 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

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

Revenue Recognition

There have been no significant changes in our policies for revenue from contracts under Accounting Standards Codification (“ASC”) 606 from what was disclosed in the 2020 Annual Report. ASC 606 does not apply to our lease revenues, which constitute a majority of our revenues, but primarily applies to revenues generated from our hotel operating properties and our Investment Management segment. Revenue from contracts for our Real Estate segment primarily represented operating property revenues of $1.7 million and less than $0.1 million for the three months ended June 30, 2021 and 2020, respectively and $2.5 million and $4.7 million for the six months ended June 30, 2021 and 2020, respectively (Note 15). Revenue from contracts under ASC 606 from our Investment Management segment is discussed in Note 3.

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

W. P. Carey 6/30/2021 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)
For the three and six months ended June 30, 2021 as compared to the same periods in 2020, lease revenues increased by $4.6 million and $2.0 million, respectively, due to the positive impact on rent collections as businesses recover from the initial effects of the COVID-19 pandemic. In addition, for the three months ended June 30, 2021 as compared to the same period in 2020, for our remaining hotel operating property, revenues and expenses increased by $1.7 million and $0.6 million, respectively, reflecting higher occupancy as the hotel’s business recovers from the ongoing COVID-19 pandemic. For the six months ended June 30, 2021 as compared to the same period in 2020, for our remaining hotel operating property, revenues and expenses decreased by $0.3 million and $0.8 million, respectively, due to the adverse effect of the COVID-19 pandemic on the hotel’s operations.

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$164,515	$248,662
Restricted cash (a)	53,688	63,117
Total cash and cash equivalents and restricted cash	$218,203	$311,779
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

W. P. Carey 6/30/2021 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)
The following tables present a summary of revenue earned, reimbursable costs, and distributions of Available Cash received/accrued from the Managed Programs and WLT for the periods indicated, included in the consolidated financial statements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Asset management revenue (a) (b)	$3,966	$4,472	$7,920	$14,361
Distributions of Available Cash (c)	1,787	2,029	3,326	3,945
Reimbursable costs from affiliates (a)	968	2,411	2,009	6,441
Interest income on deferred acquisition fees and loans to affiliates (d)	30	83	64	360
Structuring and other advisory revenue (a) (b)	—	—	—	494
	$6,751	$8,995	$13,319	$25,601

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
CPA:18 – Global	$5,611	$5,550	$10,970	$11,462
CWI 1	—	623	—	5,662
CWI 2	—	468	—	4,668
CESH	1,044	1,225	2,145	2,680
WLT (reimbursed transition services)	96	1,129	204	1,129
	$6,751	$8,995	$13,319	$25,601
__________
(a)Amounts represent revenues from contracts under ASC 606.
(b)Included within Asset management and other revenue in the consolidated statements of income.
(c)Included within (Losses) earnings from equity method investments in the consolidated statements of income.
(d)Included within Non-operating income in the consolidated statements of income.

The following table presents a summary of amounts included in Due from affiliates in the consolidated financial statements (in thousands):

	June 30, 2021	December 31, 2020
Short-term loans to affiliates, including accrued interest	$15,029	$21,144
Reimbursable costs	941	1,760
Asset management fees receivable	813	1,054
Current acquisition fees receivable	128	136
Accounts receivable	89	305
Deferred acquisition fees receivable, including accrued interest	3	1,858
	$17,003	$26,257

W. P. Carey 6/30/2021 10-Q – 13

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

Structuring and Other Advisory Revenue

Under the terms of the advisory agreements with the Managed Programs, we may earn revenue for structuring and negotiating investments. For CPA:18 – Global and CESH, we may earn fees of 4.5% and 2.0%, respectively, of the total aggregate cost of the investments or commitments made.

Reimbursable Costs from Affiliates

The existing Managed Programs reimburse us in cash for certain personnel and overhead costs that we incur on their behalf. For CPA:18 – Global, such costs (excluding those related to our legal transactions group, our senior management, and our investments team) are charged to CPA:18 – Global based on the average of the trailing 12-month aggregate reported revenues of the Managed Programs and us, and personnel costs are capped at 1.0% of CPA:18 – Global’s pro rata lease revenues for both 2021 and 2020. Following the closing of the CWI 1 and CWI 2 Merger on April 13, 2020, we began recording reimbursements from WLT pursuant to a transition services agreement (described below) based on actual expenses incurred. For CESH, reimbursements are based on actual expenses incurred.

Distributions of Available Cash

We are entitled to receive distributions of up to 10% of the Available Cash (as defined in CPA:18 – Global’s partnership agreement) from the operating partnership of CPA:18 – Global, payable quarterly in arrears.

Back-End Fees and Interests in the Managed Programs

Under our advisory agreements with certain of the Managed Programs, we may also receive compensation in connection with providing liquidity events for their stockholders. Such back-end fees or interests include or may include disposition fees, interests in disposition proceeds, and distributions related to ownership of shares or limited partnership units in the Managed Programs. For CPA:18 – Global, the timing and form of any liquidity event is at the discretion of its board of directors. Therefore, there can be no assurance as to whether or when any back-end fees or interests will be realized.

Other Transactions with Affiliates

CWI 1 and CWI 2 Merger

The CWI 1 and CWI 2 Merger closed on April 13, 2020 and is discussed in detail in the 2020 Annual Report. Subsequently, CWI 2 was renamed WLT, as described in Note 1.

W. P. Carey 6/30/2021 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)
In connection with the CWI 1 and CWI 2 Merger, we entered into an internalization agreement and a transition services agreement. Immediately following the closing of the CWI 1 and CWI 2 Merger, (i) the advisory agreements with each of CWI 1 and CWI 2 and each of their respective operating partnerships terminated, (ii) the subadvisory agreements with the subadvisors for CWI 1 and CWI 2 were terminated, and (iii) we provided certain transition services at cost to WLT generally for a period of 12 months from closing. As of April 2021, all services provided under the transition services agreement have terminated, except for certain information systems and data services.

Pursuant to the internalization agreement, the operating partnerships of each of CWI 1 and CWI 2 redeemed the special general partner interests that we previously held, for which we received common stock and preferred stock of WLT (which was a non-cash investing activity), as disclosed in Note 7 and Note 8, respectively. In connection with this redemption, we recognized a non-cash net gain on sale of $33.0 million, which was included within (Losses) earnings from equity method investments in the consolidated statements of income for the three and six months ended June 30, 2020. This net gain on sale included a gain recognized on the redemption of the noncontrolling interest in the special general partner interests previously held by the respective subadvisors for CWI 1 and CWI 2 of $9.9 million (which is included within Net income attributable to noncontrolling interests in our consolidated statements of income and Redemption of noncontrolling interest in our consolidated statements of equity).

Loans to Affiliates

From time to time, our board of directors has approved the making of secured and unsecured loans or lines of credit from us to certain of the Managed Programs, at our sole discretion, generally for the purpose of facilitating acquisitions or for working capital purposes.

The principal outstanding balance on our line of credit to CPA:18 – Global was $15.0 million and $21.1 million as of June 30, 2021 and December 31, 2020, respectively. In July 2021, we loaned an additional $10.0 million to CPA:18 – Global.

Other

At June 30, 2021, we owned interests in ten jointly owned investments in real estate (including our investment in shares of common stock of WLT, as described in Note 7), with the remaining interests held by affiliates or third parties. We account for nine such investments under the equity method of accounting (Note 7) and consolidate the remaining investment. In addition, we owned stock of CPA:18 – Global and limited partnership units of CESH at that date. We accounted for our investment in CPA:18 – Global under the equity method of accounting and elected to account for our investment in CESH under the fair value option (Note 7).

Note 4. Land, Buildings and Improvements and Assets Held for Sale

Land, Buildings and Improvements — Operating Leases

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	June 30, 2021	December 31, 2020
Land	$2,127,388	$2,012,688
Buildings and improvements	9,314,308	8,724,064
Real estate under construction	95,953	119,391
Less: Accumulated depreciation	(1,329,907)	(1,206,912)
	$10,207,742	$9,649,231

During the six months ended June 30, 2021, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro decreased by 3.2% to $1.1884 from $1.2271. As a result of this fluctuation in foreign currency exchange rates, the carrying value of our Land, buildings and improvements subject to operating leases decreased by $86.7 million from December 31, 2020 to June 30, 2021.

W. P. Carey 6/30/2021 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)
In connection with a change in lease classification due to a modification of the underlying lease, we reclassified one property with an aggregate carrying value of $13.8 million from Net investments in direct financing leases to Land, buildings and improvements during the six months ended June 30, 2021 (Note 5).

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $69.4 million and $62.1 million for the three months ended June 30, 2021 and 2020, respectively, and $136.4 million and $128.0 million for the six months ended June 30, 2021 and 2020, respectively.

During the six months ended June 30, 2021, we determined that the tenant/seller in the January 2020 acquisition of an industrial facility in Aurora, Oregon, would not be able to secure an easement on the property. As a result, the tenant/seller forfeited $5.0 million of the initial purchase price that we held back at the time of acquisition, the release of which was contingent on securing the easement. Since we previously accounted for this as a contingent liability and included the $5.0 million holdback within our capitalized real estate, we reduced the carrying value of Land, buildings and improvements subject to operating leases by this amount during the six months ended June 30, 2021 and removed the corresponding liability from Accounts payable, accrued expenses and other liabilities on our consolidated balance sheets.

Acquisitions of Real Estate

During the six months ended June 30, 2021, we entered into the following investments, which were deemed to be real estate asset acquisitions (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Capitalized Costs
Grove City, Ohio, and Anderson, South Carolina	2	2/2/2021	Warehouse	$19,129
Various, New Jersey and Pennsylvania (a)	10	2/11/2021	Retail; Office	55,115
Central Valley, California (b)	4	2/11/2021	Warehouse; Land	75,008
Various, France (c) (d)	3	4/1/2021	Retail	119,341
Searcy, Arkansas	1	4/14/2021	Industrial	14,038
Detroit, Michigan	1	4/27/2021	Warehouse	52,810
Solihull, United Kingdom (c) (d)	1	5/4/2021	Warehouse	194,954
New Rochelle, New York	1	5/5/2021	Student Housing (Net Lease)	26,109
Groveport, Ohio	1	5/5/2021	Industrial	27,133
Dakota, Illinois	1	5/12/2021	Industrial	65,043
San Jose, California	1	5/13/2021	Industrial	51,949
Opelika, Alabama	1	6/7/2021	Warehouse	48,897
Niles and Elk Grove Village, IL; and Guelph, Canada	3	6/9/2021	Warehouse	42,829
Rome, NY	1	6/10/2021	Warehouse	44,781
	31			$837,136
__________
(a)This acquisition is comprised of seven retail facilities and three office facilities.
(b)This acquisition is comprised of two warehouse facilities and two parcels of land.
(c)We also recorded estimated deferred tax liabilities of (i) $8.8 million on the France investment and (ii) $3.6 million on the United Kingdom investment, with corresponding increases to the asset values, due to tax and GAAP temporary differences established in connection with the acquisitions.
(d)Amount reflects the applicable exchange rate on the date of transaction.

W. P. Carey 6/30/2021 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)
The aggregate purchase price allocation for investments disclosed above is as follows (dollars in thousands):

Total Capitalized Costs
Land	$124,865
Buildings and improvements	608,242
Intangibles:
In-place lease (weighted-average expected life of 22.3 years)	133,624
Below-market rent (weighted-average expected life of 11.1 years)	(9,995)
Land lease right-of-use assets	1,824
Prepaid rent liabilities	(15,445)
Operating lease liabilities	(5,979)
$837,136

As of June 30, 2021, we committed to purchase a food production facility in Lawrence, Kansas, for approximately $27.3 million upon completion of construction of the property, which is expected to take place during the fourth quarter of 2021.

Real Estate Under Construction

During the six months ended June 30, 2021, we capitalized real estate under construction totaling $39.0 million. The number of construction projects in progress with balances included in real estate under construction was three and five as of June 30, 2021 and December 31, 2020, respectively. Aggregate unfunded commitments totaled approximately $61.3 million and $81.8 million as of June 30, 2021 and December 31, 2020, respectively.

During the six months ended June 30, 2021, we completed the following construction projects (dollars in thousands):

Property Location(s)	Primary Transaction Type	Number of Properties	Date of Completion	Property Type	Total Capitalized Costs (a)
Mason, Ohio	Expansion	1	1/15/2021	Office	$2,428
Langen, Germany (a)	Build-to-suit	1	2/4/2021	Industrial	52,719
San Donato Milanese, Italy (a)	Renovation	1	6/30/2021	Retail; Office	7,244
		3			$62,391
__________
(a)Amount reflects the applicable exchange rate on the date of transaction.

As of June 30, 2021, we committed to fund a build-to-suit project for a research center in Wageningen, the Netherlands, for an aggregate amount of $29.9 million (based on the exchange rate of the euro at June 30, 2021). We currently expect to complete the project in the first quarter of 2022.

Dispositions of Properties

During the six months ended June 30, 2021, we sold four properties, which were classified as Land, buildings and improvements subject to operating leases. As a result, the carrying value of our Land, buildings and improvements subject to operating leases decreased by $10.4 million from December 31, 2020 to June 30, 2021.

Lease Termination Income and Other

2021 — For the three and six months ended June 30, 2021, lease termination income and other on our consolidated statements of income included: (i) lease-related settlements totaling $4.4 million and $5.3 million, respectively; (ii) interest income of $1.2 million and $1.8 million, respectively, from our loans receivable (Note 5); and (iii) income from a parking garage attached to one of our net-leased properties totaling $0.4 million and $0.9 million, respectively.

W. P. Carey 6/30/2021 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)
2020 — For the three and six months ended June 30, 2020, lease termination income and other on our consolidated statements of income included: (i) income of $1.0 million and $4.2 million, respectively, related to a lease restructuring in May 2019 that led to the recognition of rent receipts during the first and second quarters of 2020 on claims that were previously deemed uncollectible; (ii) income from a parking garage attached to one of our net-leased properties totaling $0.3 million and $1.3 million, respectively; (iii) interest income from our loans receivable totaling $1.0 million during the six months ended June 30, 2020 (we did not recognize income from our loans receivable during the three months ended June 30, 2020, since such income was deemed uncollectible as a result of the COVID-19 pandemic) (Note 5); and (iv) lease termination income of $0.6 million recognized during the six months ended June 30, 2020.

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of income is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease income — fixed	$261,704	$236,997	$519,031	$475,965
Lease income — variable (a)	27,360	24,472	54,698	47,552
Total operating lease income (b)	$289,064	$261,469	$573,729	$523,517
__________
(a)Includes (i) rent increases based on changes in the U.S. Consumer Price Index (“CPI”) and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.
(b)Excludes $16.2 million and $18.8 million for the three months ended June 30, 2021 and 2020, respectively, and $33.3 million and $38.9 million for six months ended June 30, 2021 and 2020, respectively, of interest income from direct financing leases that is included in Lease revenues in the consolidated statements of income.

Land, Buildings and Improvements — Operating Properties

At both June 30, 2021, and December 31, 2020, Land, buildings and improvements attributable to operating properties consisted of our investments in ten consolidated self-storage properties and one consolidated hotel. Below is a summary of our Land, buildings and improvements attributable to operating properties (in thousands):

	June 30, 2021	December 31, 2020
Land	$10,452	$10,452
Buildings and improvements	73,103	73,024
Less: Accumulated depreciation	(15,379)	(14,004)
	$68,176	$69,472

Depreciation expense on our buildings and improvements attributable to operating properties was $0.7 million for both the three months ended June 30, 2021 and 2020, and $1.4 million for both the six months ended June 30, 2021 and 2020.

W. P. Carey 6/30/2021 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)
Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	June 30, 2021	December 31, 2020
Land, buildings and improvements	$8,334	$14,051
In-place lease intangible assets and other, net	—	12,754
Above-market rent intangible assets	—	518
Accumulated depreciation and amortization	(2,652)	(8,733)
Assets held for sale, net	$5,682	$18,590

At June 30, 2021, we had one property classified as Assets held for sale, net, with an aggregate carrying value of $5.7 million. This property was sold in July 2021 (Note 16). At December 31, 2020, we had four properties classified as Assets held for sale, net, with an aggregate carrying value of $18.6 million. All of these properties were sold in 2021.

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

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	June 30, 2021	December 31, 2020
Lease payments receivable	$455,020	$527,691
Unguaranteed residual value	621,117	677,722
	1,076,137	1,205,413
Less: unearned income	(407,952)	(476,365)
Less: allowance for credit losses (a)	(10,825)	(17,074)
	$657,360	$711,974
__________
(a)During the six months ended June 30, 2021 and 2020, we recorded a net reversal of allowance for credit losses of $6.2 million and a net allowance for credit losses of $1.9 million, respectively, on our Net investments in direct financing leases due to changes in expected economic conditions, which was included within Other gains and (losses) in our consolidated statements of income.

Interest income from direct financing leases, which is included in Lease revenues in the consolidated financial statements, was $16.2 million and $18.8 million for the three months ended June 30, 2021 and 2020, respectively, and $33.3 million and $38.9 million for the six months ended June 30, 2021 and 2020, respectively.

During the six months ended June 30, 2021, we sold four properties accounted for as direct financing leases that had an aggregate net carrying value of $35.8 million. During the six months ended June 30, 2021, we reclassified one property with an aggregate carrying value of $13.8 million from Net investments in direct financing leases to Land, buildings and improvements subject to operating leases in connection with a change in lease classification due to a modification of the underlying lease. During the six months ended June 30, 2021, the U.S. dollar strengthened against the euro, resulting in a $9.2 million decrease in the carrying value of Net investments in direct financing leases from December 31, 2020 to June 30, 2021.

W. P. Carey 6/30/2021 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)
Loans Receivable

At both June 30, 2021 and December 31, 2020, we had two loans receivable related to a domestic investment with an aggregate carrying value of $24.1 million (net of allowance for credit losses of $12.6 million), which are included in Other assets, net in the consolidated financial statements. In the first quarter of 2021, we entered into an agreement with the borrowers, who agreed to pay us at maturity a total of $3.7 million of unpaid interest due over the past year. We did not recognize this interest in the consolidated financial statements due to uncertainty of collectibility. Earnings from our loans receivable are included in Lease termination income and other in the consolidated financial statements, and totaled $1.2 million for the three months ended June 30, 2021, and $1.8 million and $1.0 million for the six months ended June 30, 2021 and 2020, respectively. We did not recognize income from our loans receivable during the three months ended June 30, 2020, since such income was deemed uncollectible as a result of the COVID-19 pandemic (Note 2).

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. At both June 30, 2021 and December 31, 2020, other than uncollected income from our loans receivable (as noted above), no material balances of our finance receivables were past due. There were no material modifications of finance receivables during the six months ended June 30, 2021.

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

A summary of our finance receivables by internal credit quality rating, excluding our deferred acquisition fees receivable and allowance for credit losses, is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
1 – 3	18	18	$536,724	$587,103
4	10	9	168,197	141,944
5	—	2	—	36,737
			$704,921	$765,784

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

W. P. Carey 6/30/2021 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)
Goodwill within our Real Estate segment decreased by $3.5 million during the six months ended June 30, 2021 due to foreign currency translation adjustments, from $881.5 million as of December 31, 2020 to $878.0 million as of June 30, 2021. Goodwill within our Investment Management segment was $29.3 million as of June 30, 2021, unchanged from December 31, 2020.

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$19,333	$(17,119)	$2,214	$19,204	$(15,711)	$3,493
Trade name	3,975	(3,184)	791	3,975	(2,786)	1,189
	23,308	(20,303)	3,005	23,179	(18,497)	4,682
Lease Intangibles:
In-place lease	2,282,941	(884,875)	1,398,066	2,181,584	(828,219)	1,353,365
Above-market rent	868,970	(468,924)	400,046	881,159	(440,952)	440,207
	3,151,911	(1,353,799)	1,798,112	3,062,743	(1,269,171)	1,793,572
Indefinite-Lived Goodwill
Goodwill	907,295	—	907,295	910,818	—	910,818
Total intangible assets	$4,082,514	$(1,374,102)	$2,708,412	$3,996,740	$(1,287,668)	$2,709,072

Finite-Lived Intangible Liabilities
Below-market rent	$(277,704)	$97,348	$(180,356)	$(270,730)	$90,193	$(180,537)
Indefinite-Lived Intangible Liabilities
Below-market purchase option	(16,711)	—	(16,711)	(16,711)	—	(16,711)
Total intangible liabilities	$(294,415)	$97,348	$(197,067)	$(287,441)	$90,193	$(197,248)

During the six months ended June 30, 2021, the U.S. dollar strengthened against the euro, resulting in a decrease of $16.3 million in the carrying value of our net intangible assets from December 31, 2020 to June 30, 2021. Net amortization of intangibles, including the effect of foreign currency translation, was $57.6 million and $56.8 million for the three months ended June 30, 2021 and 2020, respectively, and $111.6 million and $117.3 million for the six months ended June 30, 2021 and 2020, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues and amortization of internal-use software development, trade name, and in-place lease intangibles is included in Depreciation and amortization.

Note 7. Equity Method Investments

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

W. P. Carey 6/30/2021 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)
The following table presents (Losses) earnings from equity method investments, which represents our proportionate share of the income or losses of these investments, as well as certain adjustments related to other-than-temporary impairment charges and amortization of basis differences related to purchase accounting adjustments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Distributions of Available Cash from CPA:18 – Global (Note 3)	$1,787	$2,029	$3,326	$3,945
Amortization of basis differences on equity method investments in the Managed Programs	(190)	(124)	(368)	(568)
Proportionate share of earnings (losses) from equity method investments in the Managed Programs	101	(1,142)	126	(2,857)
Gain on redemption of special general partner interests in CWI 1 and CWI 2, net (Note 3)	—	33,009	—	33,009
Other-than-temporary impairment charges on our equity method investments in CWI 1 and CWI 2 (Note 8)	—	—	—	(47,112)
Total earnings (losses) from equity method investments in the Managed Programs	1,698	33,772	3,084	(13,583)
(Losses) earnings from equity method investments in real estate (a)	(1,670)	448	(5,745)	2,252
Amortization of basis differences on equity method investments in real estate	(184)	(237)	(398)	(476)
Other-than-temporary impairment charge on an equity method investment in real estate (Note 8)	—	—	(6,830)	—
Total (losses) earnings from equity method investments in real estate	(1,854)	211	(12,973)	1,776
(Losses) earnings from equity method investments	$(156)	$33,983	$(9,889)	$(11,807)
__________
(a)Amounts for the three and six months ended June 30, 2021 include losses of $4.0 million and $8.5 million, respectively, from our equity method investment in WLT (due to the adverse impact of the COVID-19 pandemic on its operations).

Managed Programs

We own interests in the Managed Programs and account for these interests under the equity method because, as their advisor, we do not exert control over, but we do have the ability to exercise significant influence over, the Managed Programs. Operating results of the Managed Programs are included in the Investment Management segment.

The following table sets forth certain information about our investments in the Managed Programs (dollars in thousands):

	% of Outstanding Interests Owned at		Carrying Amount of Investment at
Fund	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
CPA:18 – Global (a)	5.023%	4.569%	$56,590	$51,949
CPA:18 – Global operating partnership	0.034%	0.034%	209	209
CESH (b)	2.430%	2.430%	5,127	4,399
			$61,926	$56,557
__________
(a)During the six months ended June 30, 2021, we received asset management revenue from CPA:18 – Global in shares of its common stock, which increased our ownership percentage in CPA:18 – Global (Note 3).
(b)Investment is accounted for at fair value.

CPA:18 – Global — The carrying value of our investment in CPA:18 – Global at June 30, 2021 includes asset management fees receivable, for which 118,863 shares of CPA:18 – Global Class A common stock were issued during the third quarter of 2021. We received distributions from this investment during the six months ended June 30, 2021 and 2020 of $0.9 million and $1.8 million, respectively. We received distributions from our investment in the CPA:18 – Global operating partnership during the six months ended June 30, 2021 and 2020 of $3.3 million and $1.9 million, respectively (Note 3).

W. P. Carey 6/30/2021 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)
CWI 1 — We received distributions from this investment during the six months ended June 30, 2020 of $0.8 million.

CWI 2 — We received distributions from this investment during the six months ended June 30, 2020 of $0.5 million.

CESH — We have elected to account for our investment in CESH at fair value by selecting the equity method fair value option available under GAAP. We record our investment in CESH on a one quarter lag; therefore, the balance of our equity method investment in CESH recorded as of June 30, 2021 is based on the estimated fair value of our investment as of March 31, 2021. We received a distribution from this investment during the six months ended June 30, 2021 of $0.1 million. We did not receive a distribution from this investment during the six months ended June 30, 2020.

At June 30, 2021 and December 31, 2020, the aggregate unamortized basis differences on our equity method investments in the Managed Programs were $21.1 million and $18.8 million, respectively.

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

The following table sets forth our ownership interests in our equity method investments in real estate, excluding the Managed Programs, and their respective carrying values (dollars in thousands):

			Carrying Value at
Lessee/Fund/Description	Co-owner	Ownership Interest	June 30, 2021	December 31, 2020
Las Vegas Retail Complex (a)	Third Party	N/A	$85,147	$—
Johnson Self Storage	Third Party	90%	68,158	68,979
Kesko Senukai (b)	Third Party	70%	41,913	46,443
WLT (c)	WLT	5%	35,694	44,182
Harmon Retail Corner (d)	Third Party	15%	24,225	23,815
Bank Pekao (b)	CPA:18 – Global	50%	17,700	17,850
State Farm Mutual Automobile Insurance Co. (e)	CPA:18 – Global	50%	7,832	15,475
Apply Sørco AS (f)	CPA:18 – Global	49%	6,258	7,156
Fortenova Grupa d.d. (b)	CPA:18 – Global	20%	3,012	2,989
			$289,939	$226,889
__________
(a)See “Las Vegas Retail Complex” below for discussion of this equity method investment in real estate.
(b)The carrying value of this investment is affected by fluctuations in the exchange rate of the euro.
(c)Following the closing of the CWI 1 and CWI 2 Merger, we own 12,208,243 shares of common stock of WLT, which we account for as an equity method investment in real estate. We follow the hypothetical liquidation at book value (“HLBV”) model for this investment. We record any earnings from our investment in shares of common stock of WLT on a one quarter lag (Note 3).
(d)This investment is reported using the HLBV model, which may be different than pro rata ownership percentages, primarily due to the capital structure of the partnership agreement.
(e)We recognized an other-than-temporary impairment charge of $6.8 million on this investment during the six months ended June 30, 2021, as described in Note 8.
(f)The carrying value of this investment is affected by fluctuations in the exchange rate of the Norwegian krone.

We received aggregate distributions of $11.1 million and $8.5 million from our other unconsolidated real estate investments for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021 and December 31, 2020, the aggregate unamortized basis differences on our unconsolidated real estate investments were $8.9 million and $16.1 million, respectively. This decrease was primarily due to the other-than-temporary impairment charge that we recognized on an equity method investment in real estate during the six months ended June 30, 2021, as described above and in Note 8.

W. P. Carey 6/30/2021 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)
Las Vegas Retail Complex

On June 10, 2021, we entered into an agreement to fund a construction loan of approximately $224.3 million for a retail complex in Las Vegas, Nevada, at an interest rate of 6.0% and term of 36 months. At closing (and through June 30, 2021), we funded $84.9 million, with the remaining amount expected to be funded over the following 15 to 22 months. We hold a purchase option for two net-leased units at the complex upon its completion, as well as an equity purchase option to acquire a 47.5% equity interest in the partnership that owns the borrower. As of the agreement date, we did not deem the exercise of the purchase options to be reasonably certain.

In accordance with ASC 810, Consolidation, we determined that this loan will not be consolidated, but due to the characteristics of the arrangement (including our participation in expected residual profits), the risks and rewards of the agreement are similar to those associated with an investment in real estate rather than a loan. Therefore, the loan will be treated as an implied investment in real estate (as an equity method investment in real estate) for accounting purposes in accordance with the acquisition, development and construction arrangement sub-section of ASC 310, Receivables. Interest income from this investment was $0.3 million for both the three and six months ended June 30, 2021, which was recognized within (Losses) earnings from equity method investments in our consolidated statements of income.

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

Equity Method Investment in CESH — We have elected to account for our investment in CESH, which is included in Equity method investments in the consolidated financial statements, at fair value by selecting the equity method fair value option available under GAAP (Note 7). We classified this investment as Level 3 because we primarily used valuation models that incorporate unobservable inputs to determine its fair value.

W. P. Carey 6/30/2021 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)
Investment in Shares of Lineage Logistics — We have elected to apply the measurement alternative under Accounting Standards Update (“ASU”) 2016-01, Financial Instruments — Overall (Subtopic 825-10) to account for our investment in shares of Lineage Logistics (a cold storage REIT), which is included in Other assets, net in the consolidated financial statements. Under this alternative, the carrying value is adjusted for any impairments or changes in fair value resulting from observable transactions for similar or identical investments in the issuer. We classified this investment as Level 3 because it is not traded in an active market. During the six months ended June 30, 2021, we recognized non-cash unrealized gains on our investment in shares of Lineage Logistics totaling $23.4 million due to additional outside investments at a higher price per share, which was recorded within Other gains and (losses) in the consolidated financial statements. In addition, during the six months ended June 30, 2021, we received a cash dividend of $6.4 million from our investment in shares of Lineage Logistics, which was recorded within Non-operating income in the consolidated financial statements. See Note 13 for further discussion of the impact of Lineage Logistics’s conversion to a REIT during the first quarter of 2020. The fair value of this investment was $313.4 million and $290.0 million at June 30, 2021 and December 31, 2020, respectively.

Investment in Shares of GCIF — We account for our investment in shares of Guggenheim Credit Income Fund (“GCIF”), which is included in Other assets, net in the consolidated financial statements, at fair value. We classified this investment as Level 2 because we used a quoted price from an inactive market to determine its fair value. During the six months ended June 30, 2021, we redeemed a portion of our investment in shares of GCIF for approximately $0.8 million and recognized a net loss of $0.1 million, which was included within Other gains and (losses) in the consolidated statements of income. In June 2021, we received a liquidating distribution from our investment in shares of GCIF of $0.7 million, which reduced the cost basis of our investment (in March 2021, GCIF announced its intention to liquidate and to distribute substantially all of its assets). In addition, during the six months ended June 30, 2021 and 2020, we received distributions from our investment in shares of GCIF totaling less than $0.1 million and $0.3 million, respectively, which were recorded within Non-operating income in the consolidated financial statements. During the six months ended June 30, 2021, we recognized unrealized gains on our investment in shares of GCIF totaling $0.3 million, which was recognized within Other gains and (losses) in the consolidated financial statements. The fair value of our investment in shares of GCIF was $4.9 million and $6.1 million at June 30, 2021 and December 31, 2020, respectively.

Investment in Preferred Shares of WLT — We account for our investment in preferred shares of WLT (Note 3), which is included in Other assets, net in the consolidated financial statements, as available-for-sale debt securities at fair value. The fair value was primarily determined by a discounted cash flow approach based on a weighted-average probability analysis of certain redemption options. We classified this investment as Level 3 because the discounted cash flow valuation model incorporates unobservable inputs to determine its fair value, including a cash flow discount rate of 15% as of June 30, 2021. During the six months ended June 30, 2021, we received a cash dividend of $3.3 million from our investment in preferred shares of WLT, reflecting amounts due for the prior four quarters, which was recorded within Non-operating income in the consolidated financial statements. The fair value of our investment in preferred shares of WLT was $46.3 million as of both June 30, 2021 and December 31, 2020.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the six months ended June 30, 2021 or 2020. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements.

Our other material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		June 30, 2021		December 31, 2020
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Unsecured Notes, net (a) (b) (c)	2	$5,493,556	$5,851,678	$5,146,192	$5,639,586
Non-recourse mortgages, net (a) (b) (d)	3	724,778	725,318	1,145,554	1,148,551
__________
(a)The carrying value of Senior Unsecured Notes, net (Note 10) includes unamortized deferred financing costs of $28.5 million and $23.9 million at June 30, 2021 and December 31, 2020, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of $0.2 million and $0.4 million at June 30, 2021 and December 31, 2020, respectively.
(b)The carrying value of Senior Unsecured Notes, net includes unamortized discount of $28.6 million and $22.6 million at June 30, 2021 and December 31, 2020, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $3.7 million and $4.5 million at June 30, 2021 and December 31, 2020, respectively.

W. P. Carey 6/30/2021 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)
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

We estimated that our other financial assets and liabilities, including amounts outstanding under our Senior Unsecured Credit Facility (Note 10), but excluding finance receivables (Note 5), had fair values that approximated their carrying values at both June 30, 2021 and December 31, 2020.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. There have been no significant changes in our impairment policies from what was disclosed in the 2020 Annual Report.

The following tables present information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (we did not recognize any impairment charges during the three months ended June 30, 2021 and 2020) (in thousands):

	Six Months Ended June 30,
	2021		2020
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Equity method investments	$8,175	$6,830	$37,396	$47,112
Land, buildings and improvements and intangibles	—	—	12,148	19,420
		$6,830		$66,532

Impairment charges, and their related triggering events and fair value measurements, recognized during the six months ended June 30, 2021 and 2020 were as follows:

Equity Method Investments

The other-than-temporary impairment charges described below are reflected within (Losses) earnings from equity method investments in our consolidated statements of income.

During the six months ended June 30, 2021, we recognized an other-than-temporary impairment charge of $6.8 million on a jointly owned real estate investment to reduce the carrying value of our investment to its estimated fair value, which declined due to changes in expected cash flows related to the existing tenant’s lease expiration in 2028. The fair value measurement was determined by estimating discounted cash flows using three significant unobservable inputs, which are the cash flow discount rate (5.75%), residual discount rate (7.50%), and residual capitalization rate (6.75%).

During the six months ended June 30, 2020, we recognized other-than-temporary impairment charges of $27.8 million and $19.3 million on our equity method investments in CWI 1 and CWI 2, respectively, to reduce the carrying values of our investments to their estimated fair values, due to the adverse effect of the COVID-19 pandemic on the operations of CWI 1 and CWI 2. The fair value measurements were estimated based on implied asset value changes and changes in market capitalizations for publicly traded lodging REITs, all of which was obtained from third-party market data.

W. P. Carey 6/30/2021 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)
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

Derivative Financial Instruments

There have been no significant changes in our derivative financial instrument policies from what was disclosed in the 2020 Annual Report. At both June 30, 2021 and December 31, 2020, no cash collateral had been posted nor received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Derivative Assets Fair Value at		Derivative Liabilities Fair Value at
		June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Foreign currency collars	Other assets, net	$8,129	$3,489	$—	$—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(6,132)	(15,122)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(1,556)	(5,859)
		8,129	3,489	(7,688)	(20,981)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	5,300	5,800	—	—
		5,300	5,800	—	—
Total derivatives		$13,429	$9,289	$(7,688)	$(20,981)

W. P. Carey 6/30/2021 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)
The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss) (a)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2021	2020	2021	2020
Foreign currency collars	$(2,539)	$(6,311)	$13,628	$11,505
Interest rate swaps	235	(122)	3,648	(2,359)
Interest rate caps	2	(1)	4	1
Foreign currency forward contracts	—	(2,943)	—	(5,272)
Derivatives in Net Investment Hedging Relationships (b)
Foreign currency collars	—	(20)	—	25
Total	$(2,302)	$(9,397)	$17,280	$3,900

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Foreign currency collars	Non-operating income	$614	$1,917	$(567)	$2,901
Interest rate swaps and caps (c)	Interest expense	(198)	(468)	(524)	(706)
Foreign currency forward contracts	Non-operating income	—	2,917	—	5,716
Total		$416	$4,366	$(1,091)	$7,911
__________
(a)Excludes net gains of $0.3 million and net losses of $0.1 million recognized on unconsolidated jointly owned investments for the three months ended June 30, 2021 and 2020, respectively, and net gains of $0.6 million and net losses of $0.5 million for the six months ended June 30, 2021 and 2020, respectively.
(b)The changes in fair value of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive income (loss).
(c)Amount for the six months ended June 30, 2021 excludes other comprehensive income totaling $3.1 million that was removed from the consolidated financial statements (along with the related liability balances) upon the termination of interest rate swaps in connection with certain prepayments of non-recourse mortgage loans during the period (Note 10).

Amounts reported in Other comprehensive income (loss) related to interest rate derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Non-operating income when the hedged foreign currency contracts are settled. As of June 30, 2021, we estimate that an additional $0.7 million and $1.0 million will be reclassified as Interest expense and Non-operating income, respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Foreign currency collars	Non-operating income	$(841)	$(208)	$159	$431
Stock warrants	Other gains and (losses)	(500)	(1,400)	(500)	(1,300)
Foreign currency forward contracts	Non-operating income	—	(267)	—	(43)
Interest rate swaps	Interest expense	—	15	—	30
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Interest expense	225	547	1,131	864
Total		$(1,116)	$(1,313)	$790	$(18)

See below for information on our purposes for entering into derivative instruments.

W. P. Carey 6/30/2021 10-Q – 28

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

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at June 30, 2021 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at June 30, 2021 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	2	47,813	EUR	$(1,199)
Interest rate swaps	2	22,247	USD	(357)
Interest rate cap	1	10,920	EUR	—
Interest rate cap	1	6,394	GBP	—
				$(1,556)
__________
(a)Fair value amounts are based on the exchange rate of the euro or British pound sterling at June 30, 2021, as applicable.

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

The following table presents the foreign currency collars that we had outstanding at June 30, 2021 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at June 30, 2021
Designated as Cash Flow Hedging Instruments
Foreign currency collars	97	335,500	EUR	$3,834
Foreign currency collars	99	58,300	GBP	(1,837)
				$1,997

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of June 30, 2021. At June 30, 2021, our total credit exposure and the maximum exposure to any single counterparty was $4.9 million and $1.6 million, respectively.

W. P. Carey 6/30/2021 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)
Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At June 30, 2021, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $7.7 million and $25.1 million at June 30, 2021 and December 31, 2020, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at June 30, 2021 or December 31, 2020, we could have been required to settle our obligations under these agreements at their aggregate termination value of $7.8 million and $25.6 million, respectively.

Net Investment Hedges

We have completed six offerings of euro-denominated senior notes, five with a principal amount of €500.0 million, which we refer to as the 2.0% Senior Notes due 2023, 2.25% Senior Notes due 2024, 2.250% Senior Notes due 2026, 2.125% Senior Notes due 2027, and 1.35% Senior Notes due 2028, and one with a principal amount of €525.0 million, which we refer to as the 0.950% Senior Notes due 2030. We redeemed the 2.0% Senior Notes due 2023 in March 2021 using the proceeds from the 0.950% Senior Notes due 2030 (Note 10). In addition, at June 30, 2021, the amount borrowed in Japanese yen, British pounds sterling, and euro outstanding under our Unsecured Revolving Credit Facility were ¥2.4 billion, £127.0 million, and €66.0 million, respectively (Note 10). Also, at June 30, 2021, the amounts borrowed in British pound sterling and euro outstanding under our Unsecured Term Loans (Note 10) were £150.0 million and €96.5 million, respectively. These borrowings are designated as, and are effective as, economic hedges of our net investments in foreign entities.

Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our borrowings under our euro-denominated senior notes and changes in the value of our euro, Japanese yen, and British pound sterling borrowings under our Senior Unsecured Credit Facility, related to changes in the spot rates, will be reported in the same manner as foreign currency translation adjustments, which are recorded in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. Such (losses) gains related to non-derivative net investment hedges were $(44.5) million and $(62.9) million for the three months ended June 30, 2021 and 2020, respectively, and $98.0 million and $22.0 million for the six months ended June 30, 2021 and 2020, respectively.

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

As of both June 30, 2021 and December 31, 2020, we have drawn down our Unsecured Term Loans in full.

At June 30, 2021, our Unsecured Revolving Credit Facility had available capacity of approximately $1.5 billion (net of amounts reserved for standby letters of credit totaling $19.2 million). We incur an annual facility fee of 0.20% of the total commitment on our Unsecured Revolving Credit Facility, which is included within Interest expense in our consolidated statements of income.

W. P. Carey 6/30/2021 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)
The following table presents a summary of our Senior Unsecured Credit Facility (dollars in thousands):

	Interest Rate at June 30, 2021 (a)	Maturity Date at June 30, 2021	Principal Outstanding Balance at
Senior Unsecured Credit Facility			June 30, 2021	December 31, 2020
Unsecured Term Loans:
Term Loan — borrowing in British pounds sterling (b) (c)	GBP LIBOR + 0.95%	2/20/2025	$207,750	$204,737
Delayed Draw Term Loan — borrowing in euros (d)	EURIBOR + 0.95%	2/20/2025	114,681	118,415
			322,431	323,152
Unsecured Revolving Credit Facility:
Borrowing in British pounds sterling (c)	GBP LIBOR + 0.85%	2/20/2025	175,895	—
Borrowing in euros (d)	EURIBOR + 0.85%	2/20/2025	78,435	58,901
Borrowing in Japanese yen (c)	JPY LIBOR + 0.85%	2/20/2025	21,791	23,380
			276,121	82,281
			$598,552	$405,433
__________
(a)The applicable interest rate at June 30, 2021 was based on the credit rating for our Senior Unsecured Notes of BBB/Baa2.
(b)Balance excludes unamortized discount of $1.0 million and $1.2 million at June 30, 2021 and December 31, 2020, respectively.
(c)LIBOR means London Interbank Offered Rate.
(d)EURIBOR means Euro Interbank Offered Rate.

Senior Unsecured Notes

As set forth in the table below, we have euro and U.S. dollar-denominated senior unsecured notes outstanding with an aggregate principal balance outstanding of $5.6 billion at June 30, 2021 (the “Senior Unsecured Notes”).

On February 25, 2021, we completed an underwritten public offering of $425.0 million of 2.250% Senior Notes due 2033, at a price of 98.722% of par value. These 2.250% Senior Notes due 2033 have a 12.1-year term and are scheduled to mature on April 1, 2033. Proceeds from this offering were used to prepay non-recourse mortgage loans totaling $426.9 million (including prepayment penalties), as described below.

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

W. P. Carey 6/30/2021 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)
Interest on the Senior Unsecured Notes is payable annually in arrears for our euro-denominated senior notes and semi-annually for U.S. dollar-denominated senior notes. The Senior Unsecured Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 30 to 35 basis points. The following table presents a summary of our Senior Unsecured Notes outstanding at June 30, 2021 (currency in thousands):

		Principal Amount	Coupon Rate	Maturity Date	Principal Outstanding Balance at
Senior Unsecured Notes, net (a)	Issue Date				June 30, 2021	December 31, 2020
2.0% Senior Notes due 2023	1/21/2015	€500,000	2.0%	Redeemed	$—	$613,550
4.6% Senior Notes due 2024	3/14/2014	$500,000	4.6%	4/1/2024	500,000	500,000
2.25% Senior Notes due 2024	1/19/2017	€500,000	2.25%	7/19/2024	594,200	613,550
4.0% Senior Notes due 2025	1/26/2015	$450,000	4.0%	2/1/2025	450,000	450,000
2.250% Senior Notes due 2026	10/9/2018	€500,000	2.250%	4/9/2026	594,200	613,550
4.25% Senior Notes due 2026	9/12/2016	$350,000	4.25%	10/1/2026	350,000	350,000
2.125% Senior Notes due 2027	3/6/2018	€500,000	2.125%	4/15/2027	594,200	613,550
1.350% Senior Notes due 2028	9/19/2019	€500,000	1.350%	4/15/2028	594,200	613,550
3.850% Senior Notes due 2029	6/14/2019	$325,000	3.850%	7/15/2029	325,000	325,000
0.950% Senior Notes due 2030	3/8/2021	€525,000	0.950%	6/1/2030	623,910	—
2.400% Senior Notes due 2031	10/14/2020	$500,000	2.400%	2/1/2031	500,000	500,000
2.250% Senior Notes due 2033	2/25/2021	$425,000	2.250%	4/1/2033	425,000	—
					$5,550,710	$5,192,750
__________
(a)Aggregate balance excludes unamortized deferred financing costs totaling $28.5 million and $23.8 million, and unamortized discount totaling $28.6 million and $22.5 million, at June 30, 2021 and December 31, 2020, respectively.

In connection with the offering of the 2.250% Senior Notes due 2033 in February 2021 and the 0.950% Senior Notes due 2030 in March 2021, we incurred financing costs totaling $8.2 million during the six months ended June 30, 2021, which are included in Senior Unsecured Notes, net in the consolidated financial statements and are being amortized to Interest expense over the term of their respective Senior Notes.

Covenants

The Credit Agreement, each of the Senior Unsecured Notes, and certain of our non-recourse mortgage loan agreements include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. There have been no significant changes in our debt covenants from what was disclosed in the 2020 Annual Report (which are consistent with debt covenants for the Senior Unsecured Notes issued during the six months ended June 30, 2021). We were in compliance with all of these covenants at June 30, 2021.

Non-Recourse Mortgages

At June 30, 2021, the weighted-average interest rate for our total non-recourse mortgage notes payable was 4.1% (fixed-rate and variable-rate non-recourse mortgage notes payable were 4.7% and 2.1%, respectively), with maturity dates ranging from July 2021 to September 2031.

Repayments During the Six Months Ended June 30, 2021

During the six months ended June 30, 2021, we (i) prepaid non-recourse mortgage loans totaling $426.9 million, and (ii) repaid a non-recourse mortgage loan at maturity with a principal balance of approximately $3.0 million. We recognized an aggregate net loss on extinguishment of debt of $31.9 million on these repayments, primarily comprised of prepayment penalties totaling $31.8 million, which is included within Other gains and (losses) on our consolidated statements of income. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 5.1%. We funded these prepayments primarily using proceeds from the issuance of the $425.0 million of 2.250% Senior Notes due 2033.

W. P. Carey 6/30/2021 10-Q – 32

Notes to Consolidated Financial Statements (Unaudited)
Repayments During the Six Months Ended June 30, 2020

During the six months ended June 30, 2020, we repaid non-recourse mortgage loans at maturity with an aggregate principal balance of approximately $10.2 million and a weighted-average interest rate of 4.5%.

Foreign Currency Exchange Rate Impact

During the six months ended June 30, 2021, the U.S. dollar strengthened against the euro, resulting in an aggregate decrease of $106.8 million in the aggregate carrying values of our Non-recourse mortgages, net, Senior Unsecured Credit Facility, and Senior Unsecured Notes, net from December 31, 2020 to June 30, 2021.

Scheduled Debt Principal Payments

Scheduled debt principal payments as of June 30, 2021 are as follows (in thousands):

Years Ending December 31,	Total (a)
2021 (remainder)	$36,690
2022	312,468
2023	204,990
2024	1,136,097
2025	1,143,513
Thereafter through 2031	4,044,163
Total principal payments	6,877,921
Unamortized discount, net (b)	(33,386)
Unamortized deferred financing costs	(28,688)
Total	$6,815,847
__________
(a)Certain amounts are based on the applicable foreign currency exchange rate at June 30, 2021.
(b)Represents the unamortized discount on the Senior Unsecured Notes of $28.6 million in aggregate, unamortized discount, net, of $3.8 million in aggregate primarily resulting from the assumption of property-level debt in connection with business combinations, and unamortized discount of $1.0 million on the Term Loan.

Note 11. Commitments and Contingencies

At June 30, 2021, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 12. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain several stock-based compensation plans, which are more fully described in the 2020 Annual Report. There have been no significant changes to the terms and conditions of any of our stock-based compensation plans or arrangements during the six months ended June 30, 2021. We recorded stock-based compensation expense of $9.0 million and $2.9 million during the three months ended June 30, 2021 and 2020, respectively, and $14.4 million and $5.6 million during the six months ended June 30, 2021 and 2020, respectively, which was included in Stock-based compensation expense in the consolidated financial statements.

W. P. Carey 6/30/2021 10-Q – 33

Notes to Consolidated Financial Statements (Unaudited)
Restricted and Conditional Awards

Nonvested restricted share awards (“RSAs”), restricted share units (“RSUs”), and performance share units (“PSUs”) at June 30, 2021 and changes during the six months ended June 30, 2021 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2021	260,977	$74.75	262,013	$88.99
Granted (a)	172,671	66.63	134,290	86.19
Vested (b)	(117,002)	73.24	(151,678)	76.04
Forfeited	(777)	74.78	—	—
Adjustment (c)	—	—	188,953	74.57
Nonvested at June 30, 2021 (d)	315,869	$70.87	433,578	$86.45
__________
(a)The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing (i) a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period and (ii) future financial performance projections. To estimate the fair value of PSUs granted during the six months ended June 30, 2021, we used a risk-free interest rate of 0.2%, an expected volatility rate of 36.7%, and assumed a dividend yield of zero.
(b)The grant date fair value of shares vested during the six months ended June 30, 2021 was $20.1 million. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At June 30, 2021 and December 31, 2020, we had an obligation to issue 1,104,080 and 986,859 shares, respectively, of our common stock underlying such deferred awards, which is recorded within Total stockholders’ equity as a Deferred compensation obligation of $49.8 million and $42.0 million, respectively.
(c)Vesting and payment of the PSUs is conditioned upon certain company and/or market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. As a result, we recorded adjustments at June 30, 2021 to reflect the number of shares expected to be issued when the PSUs vest.
(d)At June 30, 2021, total unrecognized compensation expense related to these awards was approximately $38.0 million, with an aggregate weighted-average remaining term of 2.1 years.

Earnings Per Share

The following table summarizes basic and diluted earnings (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income — basic and diluted	$120,245	$105,300	$171,879	$171,390

Weighted-average shares outstanding — basic	180,099,370	173,401,749	178,379,654	173,325,493
Effect of dilutive securities	569,362	71,006	522,605	189,401
Weighted-average shares outstanding — diluted	180,668,732	173,472,755	178,902,259	173,514,894

For the three and six months ended June 30, 2021 and 2020, there were no potentially dilutive securities excluded from the computation of diluted earnings per share.

W. P. Carey 6/30/2021 10-Q – 34

Notes to Consolidated Financial Statements (Unaudited)
ATM Program

Our ATM Program is discussed in the 2020 Annual Report. During the three and six months ended June 30, 2021, we issued 2,205,509 and 4,225,624 shares, respectively, of our common stock under our ATM Program at a weighted-average price of $74.56 and $72.50 per share, respectively, for net proceeds of $162.3 million and $302.5 million, respectively. During the three and six months ended June 30, 2020, we did not issue any shares of our common stock under our ATM Program. Proceeds from issuances of common stock under our ATM Program during the six months ended June 30, 2021 were used primarily to pay down a portion of the amounts then outstanding under our Unsecured Revolving Credit Facility and for general corporate purposes. As of June 30, 2021, $310.1 million remained available for issuance under our ATM Program.

Forward Equity Offerings

On June 17, 2020, we entered into certain forward sale agreements in connection with a public offering of 5,462,500 shares of common stock, which is discussed in greater detail in the 2020 Annual Report (our “2020 Equity Forwards”). During the three and six months ended June 30, 2021, we settled the remaining portion of these equity forwards by delivering 2,510,709 shares of common stock to a forward purchaser for net proceeds of $160.0 million, which were primarily used to pay down a portion of the amounts then outstanding under our Unsecured Revolving Credit Facility and for general corporate purposes.

On June 7, 2021, we entered into an underwriting agreement, as well as certain forward sale agreements, with a syndicate of banks acting as underwriters, forward sellers, and/or forward purchasers in connection with an underwritten public offering of 5,250,000 shares of common stock at an initial forward sale price of $74.51 per share (our “2021 Equity Forwards”). The underwriters were granted a 30-day option to purchase up to an additional 787,500 shares of common stock at the initial forward sale price, which they fully exercised on June 9, 2021. Therefore, at closing on June 10, 2021, the forward purchasers borrowed from third parties and sold to the underwriters an aggregate of 6,037,500 shares of common stock, which the underwriters sold at a gross offering price of $75.30 per share, for gross proceeds of approximately $455 million. As a result of this forward construct, we did not receive any proceeds from the sale of such shares at closing. We determined that the forward sale agreements meet the criteria for equity classification and are therefore exempt from derivative accounting. We recorded the forward sale agreements at fair value at inception, which we determined to be zero. Subsequent changes to fair value are not required under equity classification.

On June 23, 2021, we settled a portion of our 2021 Equity Forwards by delivering 2,012,500 shares of common stock to a forward purchaser for net proceeds of $149.9 million, which were primarily used to pay down a portion of the amounts then outstanding under our Unsecured Revolving Credit Facility and for general corporate purposes. As of June 30, 2021, 4,025,000 shares remained outstanding under our 2021 Equity Forwards.

W. P. Carey 6/30/2021 10-Q – 35

Notes to Consolidated Financial Statements (Unaudited)
Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended June 30, 2021
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$982	$(234,871)	$(233,889)
Other comprehensive income before reclassifications	(1,607)	5,973	4,366
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(614)	—	(614)
Interest expense	198	—	198
Total	(416)	—	(416)
Net current period other comprehensive income	(2,023)	5,973	3,950
Net current period other comprehensive income attributable to noncontrolling interests	(21)	—	(21)
Ending balance	$(1,062)	$(228,898)	$(229,960)

	Three Months Ended June 30, 2020
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$25,897	$(320,915)	$(295,018)
Other comprehensive income before reclassifications	(5,076)	13,847	8,771
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(4,834)	—	(4,834)
Interest expense	468	—	468
Total	(4,366)	—	(4,366)
Net current period other comprehensive income	(9,442)	13,847	4,405
Ending balance	$16,455	$(307,068)	$(290,613)

	Six Months Ended June 30, 2021
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(18,937)	$(220,969)	$(239,906)
Other comprehensive income before reclassifications	16,805	(7,929)	8,876
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	567	—	567
Interest expense	524	—	524
Total	1,091	—	1,091
Net current period other comprehensive income	17,896	(7,929)	9,967
Net current period other comprehensive income attributable to noncontrolling interests	(21)	—	(21)
Ending balance	$(1,062)	$(228,898)	$(229,960)

W. P. Carey 6/30/2021 10-Q – 36

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2020
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$13,048	$(268,715)	$(255,667)
Other comprehensive loss before reclassifications	11,318	(38,353)	(27,035)
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(8,617)	—	(8,617)
Interest expense	706	—	706
Total	(7,911)	—	(7,911)
Net current period other comprehensive loss	3,407	(38,353)	(34,946)
Ending balance	$16,455	$(307,068)	$(290,613)

See Note 9 for additional information on our derivatives activity recognized within Other comprehensive income (loss) for the periods presented.

Dividends Declared

During the second quarter of 2021, our Board declared a quarterly dividend of $1.050 per share, which was paid on July 15, 2021 to stockholders of record as of June 30, 2021.

During the six months ended June 30, 2021, we declared dividends totaling $2.098 per share.

Note 13. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and six months ended June 30, 2021 and 2020.

Certain of our subsidiaries have elected TRS status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. We also own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. The accompanying consolidated financial statements include an interim tax provision for our TRSs and foreign subsidiaries, as necessary, for the three and six months ended June 30, 2021 and 2020. Current income tax expense was $9.1 million and $10.6 million for the three months ended June 30, 2021 and 2020, respectively, and $17.5 million and $10.4 million for the six months ended June 30, 2021 and 2020, respectively. As a result of the U.S. federal Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020 in response to the COVID-19 pandemic, we recognized a $6.0 million current tax benefit during the six months ended June 30, 2020 by carrying back certain net operating losses, which is included within current tax expense described above.

There have been no significant changes in our deferred tax assets and liabilities policies from what was disclosed in the 2020 Annual Report. Deferred income tax (expense) benefit was $(0.2) million and $3.0 million for the three months ended June 30, 2021 and 2020, respectively, and $2.4 million and $44.5 million for the six months ended June 30, 2021 and 2020, respectively. Benefit from income taxes for the six months ended June 30, 2020 included a deferred tax benefit of $37.2 million as a result of the release of a deferred tax liability relating to our investment in shares of Lineage Logistics (Note 8), which converted to a REIT during the period and is therefore no longer subject to federal and state income taxes, as well as a deferred tax benefit of $6.5 million as a result of the other-than-temporary impairment charges that we recognized on our equity method investments in CWI 1 and CWI 2 during the period (Note 8).

W. P. Carey 6/30/2021 10-Q – 37

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

2021 — During the three and six months ended June 30, 2021, we sold ten and 12 properties, respectively, for total proceeds, net of selling costs, of $85.0 million and $98.4 million, respectively, and recognized a net gain on these sales totaling $19.8 million and $29.2 million, respectively (inclusive of income taxes totaling $3.7 million and $3.8 million, respectively, recognized upon sale).

2020 — During the six months ended June 30, 2020, we sold four properties for total proceeds, net of selling costs, of $105.1 million (inclusive of $4.7 million attributable to a noncontrolling interest), and recognized a net gain on these sales totaling $11.8 million (inclusive of $0.6 million attributable to a noncontrolling interest and income taxes totaling less than $0.1 million recognized upon sale). Disposition activity included the sale of one of our two hotel operating properties in January 2020 for total proceeds, net of selling costs, of $103.5 million (inclusive of $4.7 million attributable to a noncontrolling interest). We did not sell any properties during the three months ended June 30, 2020.

W. P. Carey 6/30/2021 10-Q – 38

Notes to Consolidated Financial Statements (Unaudited)
Note 15. Segment Reporting

We evaluate our results from operations through our two major business segments: Real Estate and Investment Management. The following tables present a summary of comparative results and assets for these business segments (in thousands):

Real Estate

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Lease revenues	$305,310	$280,303	$607,075	$562,413
Lease termination income and other	6,235	1,917	8,462	8,426
Operating property revenues (a)	3,245	1,427	5,424	7,394
	314,790	283,647	620,961	578,233

Operating Expenses
Depreciation and amortization (b)	114,348	107,477	224,670	222,684
General and administrative (b)	20,464	17,472	42,547	32,394
Reimbursable tenant costs	15,092	13,796	30,850	26,971
Property expenses, excluding reimbursable tenant costs	11,815	11,651	22,698	21,726
Stock-based compensation expense (b)	9,048	2,918	14,429	4,888
Merger and other expenses	(2,599)	935	(3,090)	803
Operating property expenses	2,049	1,388	3,960	6,611
Impairment charges	—	—	—	19,420
	170,217	155,637	336,064	335,497
Other Income and Expenses
Interest expense	(49,252)	(52,182)	(100,892)	(104,722)
Gain on sale of real estate, net	19,840	—	29,212	11,751
Other gains and (losses)	7,472	5,437	(34,717)	(5,536)
Non-operating income	3,065	4,505	9,337	9,702
(Losses) earnings from equity method investments in real estate	(1,854)	211	(12,973)	1,776
	(20,729)	(42,029)	(110,033)	(87,029)
Income before income taxes	123,844	85,981	174,864	155,707
(Provision for) benefit from income taxes	(9,119)	(4,117)	(15,545)	27,683
Net Income from Real Estate	114,725	81,864	159,319	183,390
Net income attributable to noncontrolling interests	(38)	(39)	(45)	(651)
Net Income from Real Estate Attributable to W. P. Carey	$114,687	$81,825	$159,274	$182,739

W. P. Carey 6/30/2021 10-Q – 39

Notes to Consolidated Financial Statements (Unaudited)
Investment Management

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Asset management and other revenue	$3,966	$4,472	$7,920	$14,855
Reimbursable costs from affiliates	968	2,411	2,009	6,441
	4,934	6,883	9,929	21,296
Operating Expenses
Reimbursable costs from affiliates	968	2,411	2,009	6,441
Subadvisor fees	—	192	—	1,469
Merger and other expenses	—	139	15	458
General and administrative (b)	—	—	—	5,823
Depreciation and amortization (b)	—	—	—	987
Stock-based compensation expense (b)	—	—	—	691
	968	2,742	2,024	15,869
Other Income and Expenses
Earnings (losses) from equity method investments in the Managed Programs	1,698	33,772	3,084	(13,583)
Other gains and (losses)	73	(1,178)	1,074	(20)
Non-operating income	—	83	84	278
	1,771	32,677	4,242	(13,325)
Income (loss) before income taxes	5,737	36,818	12,147	(7,898)
(Provision for) benefit from income taxes	(179)	(3,478)	458	6,414
Net Income (Loss) from Investment Management	5,558	33,340	12,605	(1,484)
Net income attributable to noncontrolling interests	—	(9,865)	—	(9,865)
Net Income (Loss) from Investment Management Attributable to W. P. Carey	$5,558	$23,475	$12,605	$(11,349)

Total Company

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$319,724	$290,530	$630,890	$599,529
Operating expenses	171,185	158,379	338,088	351,366
Other income and (expenses)	(18,958)	(9,352)	(105,791)	(100,354)
(Provision for) benefit from income taxes	(9,298)	(7,595)	(15,087)	34,097
Net income attributable to noncontrolling interests	(38)	(9,904)	(45)	(10,516)
Net income attributable to W. P. Carey	$120,245	$105,300	$171,879	$171,390

	Total Assets at
	June 30, 2021	December 31, 2020
Real Estate	$15,103,823	$14,582,015
Investment Management	128,343	125,621
Total Company	$15,232,166	$14,707,636
__________
(a)Operating property revenues from our hotels include (i) $1.7 million and less than $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $2.5 million and $2.8 million for the six months ended June 30, 2021 and 2020, respectively, generated from a hotel in Bloomington, Minnesota (revenues reflect the impact of the COVID-19 pandemic on the hotel’s operations), and (ii) $1.9 million for the six months ended June 30, 2020, generated from a hotel in Miami, Florida, which was sold in January 2020 (Note 14).

W. P. Carey 6/30/2021 10-Q – 40

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

Note 16. Subsequent Events

Disposition

In July 2021, we sold a warehouse facility in Greenville, South Carolina, for gross proceeds of $7.5 million. This property was classified as held for sale as of June 30, 2021 (Note 4).

Dividend from our Investment in Preferred Shares of WLT

In July 2021, we received a $0.8 million cash dividend from our investment in preferred shares of WLT.

W. P. Carey 6/30/2021 10-Q – 41

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

Significant Developments

COVID-19

We continue to actively engage in discussions with our tenants regarding the impact of the COVID-19 pandemic on their business operations, liquidity, and financial position. Through the date of this Report, we received from tenants approximately 99% of contractual base rent that was due during the second quarter of 2021 (based on contractual minimum annualized base rent (“ABR”) as of March 31, 2021). Given the ongoing uncertainty around the duration and severity of the impact of the COVID-19 pandemic, we are unable to predict the impact it will have on our tenants’ continued ability to pay rent. Therefore, information provided in this Report regarding recent rent collections should not serve as an indication of expected future rent collections.

Financial Highlights

During the six months ended June 30, 2021, we completed the following (as further described in the consolidated financial statements):

Real Estate

Investments

•We acquired 14 investments totaling $837.1 million (Note 4).
•We completed three construction projects at a cost totaling $62.4 million (Note 4).
•We entered into an agreement to fund a construction loan of approximately $224.3 million for a retail complex in Las Vegas, Nevada. At closing (and through June 30, 2021), we funded $84.9 million (Note 7).
•We committed to purchase a food production facility in Lawrence, Kansas, for approximately $27.3 million upon completion of construction of the property, which is expected to take place during the fourth quarter of 2021 (Note 4).
•We committed to fund a build-to-suit project for a research center in Wageningen, the Netherlands, for an aggregate amount of $29.9 million (based on the exchange rate of the euro at June 30, 2021). We currently expect to complete the project in the first quarter of 2022 (Note 4).

Dispositions

•As part of our active capital recycling program, we disposed of 12 properties for total proceeds, net of selling costs, of $98.4 million (Note 14).

W. P. Carey 6/30/2021 10-Q – 42

Financing and Capital Markets Transactions

•On February 25, 2021, we completed an underwritten public offering of $425.0 million of 2.250% Senior Notes due 2033, at a price of 98.722% of par value. These 2.250% Senior Notes due 2033 have a 12.1-year term and are scheduled to mature on April 1, 2033. We used the net proceeds from this offering to prepay a total of $426.9 million of non-recourse mortgage loans (including prepayment penalties totaling $31.8 million) (Note 10).
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
•We issued 4,225,624 shares of our common stock under our ATM Program at a weighted-average price of $72.50 per share, for net proceeds of $302.5 million (Note 12).
•We settled the remaining portion of our 2020 Equity Forwards by delivering 2,510,709 shares of common stock to a forward purchaser for net proceeds of $160.0 million. As of June 30, 2021, no shares remained outstanding under our 2020 Equity Forwards.
•On June 7, 2021, we offered 6,037,500 shares of common stock through our 2021 Equity Forwards, for gross proceeds of approximately $454.6 million. On June 23, 2021, we settled a portion of our 2021 Equity Forwards by delivering 2,012,500 shares of common stock to a forward purchaser for net proceeds of $149.9 million. As of June 30, 2021, 4,025,000 shares remained outstanding under our 2021 Equity Forwards (Note 12).

Investment Management

Assets Under Management

•As of June 30, 2021, we managed total assets of approximately $2.9 billion on behalf of CPA:18 – Global and CESH. We expect that the vast majority of our Investment Management earnings will continue to be generated from asset management fees and our ownership interests in CPA:18 – Global and CESH.

Dividends to Stockholders

We declared cash dividends totaling $2.098 per share during the six months ended June 30, 2021, comprised of two quarterly dividends per share of $1.048 and $1.050 (Note 12).

W. P. Carey 6/30/2021 10-Q – 43

Consolidated Results

(in thousands, except shares)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues from Real Estate	$314,790	$283,647	$620,961	$578,233
Revenues from Investment Management	4,934	6,883	9,929	21,296
Total revenues	319,724	290,530	630,890	599,529

Net income from Real Estate attributable to W. P. Carey	114,687	81,825	159,274	182,739
Net income (loss) from Investment Management attributable to W. P. Carey	5,558	23,475	12,605	(11,349)
Net income attributable to W. P. Carey	120,245	105,300	171,879	171,390

Dividends declared	194,914	182,448	382,395	363,008

Net cash provided by operating activities			398,747	340,051
Net cash used in investing activities			(885,881)	(202,371)
Net cash provided by (used in) financing activities			398,948	(183,556)

Supplemental financial measures (a):
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Real Estate	222,377	191,680	432,705	401,679
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Investment Management	6,299	6,230	12,457	12,771
Adjusted funds from operations attributable to W. P. Carey (AFFO)	228,676	197,910	445,162	414,450

Diluted weighted-average shares outstanding	180,668,732	173,472,755	178,902,259	173,514,894
__________
(a)We consider Adjusted funds from operations (“AFFO”), a supplemental measure that is not defined by GAAP (a “non-GAAP measure”), to be an important measure in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

Revenues

Total revenues increased for the three and six months ended June 30, 2021 as compared to the same periods in 2020. Real Estate revenue increased due to higher lease revenues (primarily from property acquisition activity, the weakening U.S. dollar, and the positive impact on rent collections as businesses recover from the initial effects of the COVID-19 pandemic, partially offset by property dispositions) and higher lease termination and other income. Investment Management revenue decreased primarily due to lower asset management revenue and reimbursable costs earned from the Managed Programs following the termination of our advisory agreements in connection with the closing of the CWI 1 and CWI 2 Merger on April 13, 2020 (Note 3).

W. P. Carey 6/30/2021 10-Q – 44

Net Income Attributable to W. P. Carey

Net income attributable to W. P. Carey increased for the three months ended June 30, 2021 as compared to the same period in 2020. Net income from Real Estate attributable to W. P. Carey increased primarily due to a higher aggregate gain on sale of real estate (Note 14), the impact of real estate acquisitions, the weakening U.S. dollar, the positive impact on rent collections as businesses recover from the initial effects of the COVID-19 pandemic, and lower interest expense. Net income from Investment Management attributable to W. P. Carey decreased primarily due to a non-cash net gain recognized on the redemption of our special general partner interests in CWI 1 and CWI 2 in connection with the WLT management internalization during the prior year period (Note 3).

Net income attributable to W. P. Carey slightly increased for the six months ended June 30, 2021 as compared to the same period in 2020. Net income from Investment Management attributable to W. P. Carey increased primarily due to other-than temporary impairment charges on our equity method investments in CWI 1 and CWI 2 during the prior year period (Note 8), partially offset by a non-cash net gain recognized on the redemption of our special general partner interests in CWI 1 and CWI 2 in connection with the WLT management internalization during the prior year period (Note 3). Net income from Real Estate attributable to W. P. Carey decreased primarily due to loss on extinguishment of debt recognized during the current year period (Note 10) and a deferred tax benefit as a result of the release of a deferred tax liability relating to our investment in shares of Lineage Logistics during the prior year period (Note 13), partially offset by non-cash unrealized gains on, and a cash dividend received from, our investment in shares of Lineage Logistics recognized during the current year period (Note 8), a higher aggregate gain on sale of real estate (Note 14), the impact of real estate acquisitions, the weakening U.S. dollar, and the positive impact on rent collections as businesses recover from the initial effects of the COVID-19 pandemic.

AFFO

AFFO increased for the three and six months ended June 30, 2021 as compared to the same periods in 2020, primarily due to higher lease revenues from net investment activity, the positive impact on rent collections as businesses recover from the initial effects of the COVID-19 pandemic, higher lease termination and other income, cash dividends received from our investments in shares of Lineage Logistics and WLT (Note 8), and lower interest expense, partially offset by lower Investment Management revenues due to the WLT management internalization in April 2020 (Note 3).

W. P. Carey 6/30/2021 10-Q – 45

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

Portfolio Summary

	June 30, 2021	December 31, 2020
Number of net-leased properties	1,266	1,243
Number of operating properties (a)	20	20
Number of tenants (net-leased properties)	356	350
Total square footage (net-leased properties, in thousands)	150,208	144,259
Occupancy (net-leased properties)	98.0%	98.5%
Weighted-average lease term (net-leased properties, in years)	10.8	10.6
Number of countries	25	25
Total assets (in thousands)	$15,232,166	$14,707,636
Net investments in real estate (in thousands)	12,859,564	12,362,429

	Six Months Ended June 30,
	2021	2020
Acquisition volume (in millions) (b)	$922.0	$270.6
Construction projects completed (in millions)	62.4	140.0
Average U.S. dollar/euro exchange rate	1.2046	1.1013
Average U.S. dollar/British pound sterling exchange rate	1.3874	1.2609
Change in the U.S. CPI (c)	4.2%	0.3%
Change in the Germany CPI (c)	3.4%	0.8%
Change in the United Kingdom CPI (c)	1.8%	0.3%
Change in the Spain CPI (c)	2.5%	(0.7)%
Change in the Poland CPI (c)	3.9%	2.1%
Change in the Netherlands CPI (c)	1.7%	0.7%

__________
(a)At both June 30, 2021 and December 31, 2020, operating properties consisted of 19 self-storage properties (of which we consolidated ten, with an average occupancy of 93.9% as of June 30, 2021) and one hotel property with an average occupancy of 35.2% for the six months ended June 30, 2021 (due to the adverse effect of the COVID-19 pandemic).
(b)Amount for the six months ended June 30, 2021 includes $84.9 million of funding for a construction loan (Note 7).
(c)Many of our lease agreements include contractual increases indexed to changes in the CPI or similar indices in the jurisdictions in which the properties are located. When there is a decrease in CPI, rent does not decrease, since the minimum adjustment to rent will be 0% or higher.

W. P. Carey 6/30/2021 10-Q – 46

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at June 30, 2021 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Description	Number of Properties	ABR	ABR Percent	Weighted-Average Lease Term (Years)
U-Haul Moving Partners Inc. and Mercury Partners, LP	Net lease self-storage properties in the U.S.	78	$38,751	3.2%	2.8
State of Andalucía (a)	Government office properties in Spain	70	30,943	2.5%	13.5
Hellweg Die Profi-Baumärkte GmbH & Co. KG (a)	Do-it-yourself retail properties in Germany	35	29,786	2.4%	15.7
Metro Cash & Carry Italia S.p.A. (a)	Business-to-business wholesale stores in Italy and Germany	20	29,396	2.4%	7.3
Pendragon PLC (a)	Automotive dealerships in the United Kingdom	69	23,877	2.0%	8.9
Extra Space Storage, Inc.	Net lease self-storage properties in the U.S.	27	20,688	1.7%	22.8
Advance Auto Parts, Inc.	Distribution facilities in the U.S.	30	20,180	1.7%	11.6
Marriott Corporation	Net lease hotel properties in the U.S.	18	20,065	1.6%	2.4
Nord Anglia Education, Inc.	K-12 private schools in the U.S.	3	19,473	1.6%	22.2
Forterra, Inc. (a) (b)	Industrial properties in the U.S. and Canada	27	19,185	1.6%	22.0
Total		377	$252,344	20.7%	12.0
__________
(a)ABR amounts are subject to fluctuations in foreign currency exchange rates.
(b)Of the 27 properties leased to Forterra, Inc., 25 are located in the United States and two are located in Canada.

W. P. Carey 6/30/2021 10-Q – 47

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
United States
South
Texas	$102,960	8.4%	12,035	8.0%
Florida	51,953	4.3%	4,460	3.0%
Georgia	23,809	2.0%	3,512	2.3%
Tennessee	19,470	1.6%	2,875	1.9%
Alabama	18,152	1.5%	3,084	2.1%
Other (b)	13,996	1.1%	2,356	1.6%
Total South	230,340	18.9%	28,322	18.9%
Midwest
Illinois	59,044	4.8%	7,739	5.2%
Minnesota	29,625	2.4%	2,728	1.8%
Indiana	21,670	1.8%	3,198	2.1%
Ohio	18,069	1.5%	3,988	2.7%
Michigan	16,867	1.4%	2,599	1.7%
Wisconsin	15,943	1.3%	3,245	2.2%
Other (b)	29,057	2.4%	4,877	3.2%
Total Midwest	190,275	15.6%	28,374	18.9%
East
North Carolina	33,792	2.8%	8,098	5.4%
Pennsylvania	26,956	2.2%	3,333	2.2%
New Jersey	22,659	1.9%	1,242	0.8%
Massachusetts	21,549	1.8%	1,407	0.9%
New York	17,398	1.4%	2,221	1.5%
South Carolina	14,342	1.2%	4,448	3.0%
Virginia	12,369	1.0%	1,430	0.9%
Other (b)	34,513	2.8%	6,594	4.4%
Total East	183,578	15.1%	28,773	19.1%
West
California	67,694	5.5%	6,430	4.3%
Arizona	29,512	2.4%	3,365	2.2%
Other (b)	54,057	4.4%	5,551	3.7%
Total West	151,263	12.3%	15,346	10.2%
United States Total	755,456	61.9%	100,815	67.1%
International
Germany	64,364	5.3%	6,229	4.1%
United Kingdom	62,915	5.1%	5,099	3.4%
Spain	58,699	4.8%	4,708	3.1%
Poland	56,163	4.6%	7,214	4.8%
The Netherlands	52,055	4.3%	6,389	4.3%
Italy	27,696	2.3%	2,386	1.6%
France	21,147	1.7%	1,685	1.1%
Croatia	17,852	1.5%	1,783	1.2%
Denmark	16,063	1.3%	2,408	1.6%
Canada	13,788	1.1%	2,213	1.5%
Other (c)	73,940	6.1%	9,279	6.2%
International Total	464,682	38.1%	49,393	32.9%
Total	$1,220,138	100.0%	150,208	100.0%

W. P. Carey 6/30/2021 10-Q – 48

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
Industrial	$304,397	24.9%	52,507	34.9%
Warehouse	285,713	23.4%	51,709	34.4%
Office	259,530	21.3%	17,077	11.4%
Retail (d)	212,980	17.5%	17,758	11.8%
Self Storage (net lease)	59,438	4.9%	5,810	3.9%
Other (e)	98,080	8.0%	5,347	3.6%
Total	$1,220,138	100.0%	150,208	100.0%
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
(d)Includes automotive dealerships.
(e)Includes ABR from tenants within the following property types: education facility, hotel (net lease), laboratory, fitness facility, theater, student housing (net lease), land, and restaurant.

W. P. Carey 6/30/2021 10-Q – 49

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	ABR Percent	Square Footage	Square Footage Percent
Retail Stores (a)	$263,209	21.6%	31,828	21.2%
Consumer Services	100,944	8.3%	7,811	5.2%
Automotive	88,770	7.3%	13,317	8.9%
Grocery	75,299	6.2%	7,742	5.2%
Cargo Transportation	65,583	5.4%	9,491	6.3%
Beverage and Food	61,926	5.1%	7,371	4.9%
Healthcare and Pharmaceuticals	55,855	4.6%	4,910	3.3%
Business Services	53,203	4.3%	4,563	3.0%
Construction and Building	49,258	4.0%	8,959	6.0%
Capital Equipment	43,208	3.5%	6,932	4.6%
Sovereign and Public Finance	42,652	3.5%	3,364	2.2%
Durable Consumer Goods	39,897	3.3%	9,446	6.3%
Hotel and Leisure	38,553	3.1%	2,197	1.5%
Containers, Packaging, and Glass	36,400	3.0%	6,186	4.1%
High Tech Industries	31,025	2.5%	3,315	2.2%
Insurance	25,662	2.1%	1,749	1.2%
Banking	20,259	1.7%	1,247	0.8%
Telecommunications	15,366	1.3%	1,480	1.0%
Aerospace and Defense	15,272	1.2%	1,358	0.9%
Chemicals, Plastics, and Rubber	14,133	1.2%	1,853	1.2%
Non-Durable Consumer Goods	14,065	1.1%	5,250	3.5%
Media: Advertising, Printing, and Publishing	13,499	1.1%	1,001	0.7%
Media: Broadcasting and Subscription	13,469	1.1%	784	0.5%
Wholesale	12,847	1.1%	2,005	1.3%
Other (b)	29,784	2.4%	6,049	4.0%
Total	$1,220,138	100.0%	150,208	100.0%
__________
(a)Includes automotive dealerships.
(b)Includes ABR from tenants in the following industries: metals and mining, oil and gas, environmental industries, electricity, consumer transportation, forest products and paper, real estate, and finance. Also includes square footage for vacant properties.

W. P. Carey 6/30/2021 10-Q – 50

Lease Expirations
(in thousands, except percentages, number of leases, and number of tenants)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage	Square Footage Percent
Remaining 2021	11	11	$6,693	0.6%	425	0.3%
2022	25	25	36,402	3.0%	2,546	1.7%
2023	36	33	52,899	4.3%	6,257	4.1%
2024	61	49	97,214	8.0%	12,442	8.3%
2025	62	31	64,883	5.3%	7,419	4.9%
2026	43	30	60,658	5.0%	8,386	5.6%
2027	46	29	77,367	6.3%	8,564	5.7%
2028	41	23	63,674	5.2%	4,829	3.2%
2029	49	22	55,447	4.5%	6,561	4.4%
2030	27	22	69,230	5.7%	5,737	3.8%
2031	66	16	73,965	6.1%	8,642	5.7%
2032	34	14	47,869	3.9%	6,610	4.4%
2033	24	18	68,675	5.6%	8,242	5.5%
2034	47	15	76,547	6.3%	7,765	5.2%
Thereafter (>2034)	209	98	368,615	30.2%	52,853	35.2%
Vacant	—	—	—	—%	2,930	2.0%
Total	781		$1,220,138	100.0%	150,208	100.0%
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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of June 30, 2021. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

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

W. P. Carey 6/30/2021 10-Q – 51

Real Estate

Revenues

The following table presents revenues within our Real Estate segment (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Real Estate Revenues
Lease revenues from:
Existing net-leased properties	$278,684	$271,963	$6,721	$562,739	$545,894	$16,845
Recently acquired net-leased properties	26,293	3,309	22,984	42,440	5,658	36,782
Net-leased properties sold or held for sale	333	5,031	(4,698)	1,896	10,861	(8,965)
Total lease revenues (includes reimbursable tenant costs)	305,310	280,303	25,007	607,075	562,413	44,662
Lease termination income and other	6,235	1,917	4,318	8,462	8,426	36
Operating property revenues	3,245	1,427	1,818	5,424	7,394	(1,970)
	$314,790	$283,647	$31,143	$620,961	$578,233	$42,728

Lease Revenues

“Existing net-leased properties” are those that we acquired or placed into service prior to January 1, 2020 and that were not sold or held for sale during the periods presented. For the periods presented, there were 1,145 existing net-leased properties.

For the three and six months ended June 30, 2021 as compared to the same periods in 2020, lease revenues from existing net-leased properties increased due to the following items (in millions):

W. P. Carey 6/30/2021 10-Q – 52

__________
(a)Primarily related to write-offs of (i) above/below-market rent intangibles and (ii) straight-line rent for the three and six months ended June 30, 2020, based on a collectibility analysis.
(b)Primarily comprised of winter storm-related charges recorded during the first quarter of 2021 from a tenant at a property in Texas.

“Recently acquired net-leased properties” are those that we acquired or placed into service subsequent to December 31, 2019 and that were not sold or held for sale during the periods presented. Since January 1, 2020, we acquired 29 investments, comprised of 84 properties, and placed two properties into service.

“Net-leased properties sold or held for sale” include (i) 12 net-leased properties disposed of during the six months ended June 30, 2021; (ii) one net-leased property classified as held for sale at June 30, 2021, which was sold in July 2021 (Note 4, Note 16); and (iii) 21 net-leased properties disposed of during the year ended December 31, 2020. Our dispositions are more fully described in Note 14.

Lease Termination Income and Other

Lease termination income and other is described in Note 4 and Note 5.

Operating Property Revenues and Expenses

For the periods presented, we recorded operating property revenues from 12 operating properties, comprised of ten self-storage operating properties (which excludes nine self-storage properties accounted for under the equity method) and two hotel operating properties (one of which was sold in January 2020, as described in Note 14). For the three months ended June 30, 2021 as compared to the same period in 2020, operating property revenues and expenses increased by $1.7 million and $0.6 million, respectively, reflecting higher occupancy at our remaining hotel as its business recovers from the ongoing COVID-19 pandemic. For the six months ended June 30, 2021 as compared to the same period in 2020, operating property revenues and expenses decreased by $0.3 million and $0.8 million, respectively, due to the adverse effect of the COVID-19 pandemic on our remaining hotel’s operations. In addition, for the six months ended June 30, 2020, both operating property revenues and expenses from the hotel sold in January 2020 were $1.9 million.

W. P. Carey 6/30/2021 10-Q – 53

Operating Expenses

Depreciation and Amortization

The following table presents depreciation and amortization expense within our Real Estate segment (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Depreciation and Amortization
Net-leased properties	$112,319	$105,267	$7,052	$220,822	$218,551	$2,271
Operating properties	679	987	(308)	1,375	2,606	(1,231)
Corporate	1,350	1,223	127	2,473	1,527	946
	$114,348	$107,477	$6,871	$224,670	$222,684	$1,986

For the three and six months ended June 30, 2021 as compared to the same periods in 2020, depreciation and amortization expense for net-leased properties increased primarily due to the impact of acquisition activity and the strengthening of foreign currencies (primarily the euro) in relation to the U.S. dollar between the periods, partially offset by the in-place lease intangible assets recorded on certain net-leased self-storage properties becoming fully amortized during 2020.

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

For the three and six months ended June 30, 2021 as compared to the same periods in 2020, general and administrative expenses allocated to our Real Estate segment increased by $3.0 million and $10.2 million, respectively, primarily due to (i) lower overhead reimbursements from WLT following the termination of most services provided under the transition services agreement (Note 3), (ii) higher compensation expense, (iii) higher office expenses as a result of the commencement of a new office lease in June 2020, and (iv) the change in methodology for allocation of expenses between our Real Estate and Investment Management segments discussed above.

Property Expenses, Excluding Reimbursable Tenant Costs

For the six months ended June 30, 2021 as compared to the same period in 2020, property expenses, excluding reimbursable tenant costs, increased by $1.0 million, primarily due to tenant vacancies during 2020 and 2021 (which resulted in property expenses no longer being reimbursable).

W. P. Carey 6/30/2021 10-Q – 54

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

For the three and six months ended June 30, 2021 as compared to the same periods in 2020, stock-based compensation expense allocated to our Real Estate segment increased by $6.1 million and $9.5 million, respectively, primarily due to changes in projected payout for PSUs.

Merger and Other Expenses

For the three and six months ended June 30, 2021, merger and other expenses allocated to our Real Estate segment totaled benefits of $2.6 million and $3.1 million, respectively, primarily comprised of reversals of estimated liabilities for German real estate transfer taxes that were previously recorded in connection with business combinations in prior years.

Impairment Charges

Our impairment charges are more fully described in Note 8.

Other Income and (Expenses), and (Provision for) Benefit from Income Taxes

Interest Expense

For the three and six months ended June 30, 2021 as compared to the same periods in 2020, interest expense decreased by $2.9 million and $3.8 million, respectively, primarily due to the reduction of our mortgage debt outstanding by prepaying or repaying at or close to maturity a total of $722.6 million of non-recourse mortgage loans with a weighted-average interest rate of 5.1% since January 1, 2020 ($429.8 million of such repayments were completed in February, March, and April 2021) (Note 10) and the redemption of the €500 million of 2.0% Senior Notes due 2023 in March 2021, partially offset by three senior unsecured notes issuances totaling $1.6 billion (based on the exchange rate of the euro on the date of issuance for our euro-denominated senior unsecured notes) with a weighted-average interest rate of 1.8% completed since January 1, 2020.

The following table presents certain information about our outstanding debt (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Average outstanding debt balance	$7,000,966	$6,253,546	$6,908,325	$6,242,508
Weighted-average interest rate	2.6%	3.1%	2.7%	3.1%

Gain on Sale of Real Estate, Net

Gain on sale of real estate, net, consists of gain on the sale of properties that were disposed of during the reporting period. Our dispositions are more fully described in Note 14.

W. P. Carey 6/30/2021 10-Q – 55

Other Gains and (Losses)

Other gains and (losses) primarily consists of gains and losses on (i) extinguishment of debt, (ii) the mark-to-market fair value of equity securities and stock warrants, and (iii) foreign currency transactions. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation. All of our foreign currency-denominated unsecured debt instruments were designated as net investment hedges during the three and six months ended June 30, 2021 and 2020. Therefore, no gains and losses on foreign currency transactions were recognized on the remeasurement of such instruments during those periods (Note 9).

The following table presents other gains and (losses) within our Real Estate segment (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Other Gains and (Losses)
Change in allowance for credit losses on finance receivables (Note 5)	$4,890	$3,593	$1,297	$6,249	$(1,906)	$8,155
Net realized and unrealized gains (losses) on foreign currency transactions (a)	3,270	3,341	(71)	(4,181)	(2,549)	(1,632)
Non-cash unrealized losses related to a decrease in the fair value of stock warrants	(500)	(1,400)	900	(500)	(1,300)	800
(Loss) gain on extinguishment of debt (b)	(187)	11	(198)	(60,068)	(58)	(60,010)
Non-cash unrealized gains related to an increase in the fair value of our investment in shares of Lineage Logistics (Note 8)	—	—	—	23,381	—	23,381
Other	(1)	(108)	107	402	277	125
	$7,472	$5,437	$2,035	$(34,717)	$(5,536)	$(29,181)
__________
(a)We make certain foreign currency-denominated intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short-term loans, are included in other gains and (losses).
(b)Amount for the six months ended June 30, 2021 is related to the prepayment of mortgage loans (primarily comprised of prepayment penalties totaling $31.8 million) and redemption of the €500.0 million of 2.0% Senior Notes due 2023 in March 2021 (primarily comprised of a “make-whole” amount of $26.2 million related to the redemption) (Note 10).

Non-Operating Income

Non-operating income primarily consists of realized gains and losses on derivative instruments, dividends from equity securities, and interest income on our cash deposits and loans to affiliates.

The following table presents non-operating income within our Real Estate segment (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Non-Operating Income
Cash dividend from our investment in preferred shares of WLT (Note 8)	$3,268	$—	$3,268	$3,268	$—	$3,268
Realized (losses) gain on foreign currency forward contracts and collars	(228)	4,357	(4,585)	(408)	9,014	(9,422)
Interest income related to our loans to affiliates and cash deposits	25	148	(123)	39	688	(649)
Cash dividend from our investment in Lineage Logistics (Note 8)	—	—	—	6,438	—	6,438
	$3,065	$4,505	$(1,440)	$9,337	$9,702	$(365)

W. P. Carey 6/30/2021 10-Q – 56

(Losses) Earnings from Equity Method Investments in Real Estate

Our equity method investments in real estate are more fully described in Note 7. The following table presents (losses) earnings from equity method investments in real estate (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
(Losses) Earnings from Equity Method Investments in Real Estate
Losses from WLT (a)	$(4,005)	$—	$(4,005)	$(8,488)	$—	$(8,488)
Earnings (losses) from Kesko Senukai (b)	660	(400)	1,060	(510)	89	(599)
Earnings from Johnson Self Storage (c)	492	59	433	893	74	819
Earnings from Las Vegas Retail Complex	293	—	293	293	—	293
Other-than-temporary impairment charge on State Farm Mutual Automobile Insurance Co. (Note 7, Note 8)	—	—	—	(6,830)	—	(6,830)
Other	706	552	154	1,669	1,613	56
	$(1,854)	$211	$(2,065)	$(12,973)	$1,776	$(14,749)
__________
(a)Losses for the three and six months ended June 30, 2021 are primarily due to the adverse impact of the COVID-19 pandemic on WLT’s operations.
(b)Increase for the three months ended June 30, 2021 as compared to the same period in 2020 is primarily due to higher rent collections at these retail properties, which were adversely impacted by the COVID-19 pandemic.
(c)Increases for the three and six months ended June 30, 2021 as compared to the same periods in 2020 are primarily due to higher occupancy rates at these self-storage facilities.

(Provision for) Benefit from Income Taxes

For the three months ended June 30, 2021 as compared to the same period in 2020, provision for income taxes within our Real Estate segment increased by $5.0 million, primarily due to the release of valuation allowances on certain foreign investments during the prior year period as a result of the expected realization of deferred tax assets.

For the six months ended June 30, 2021, we recognized a provision for income taxes of $15.5 million, compared to a benefit from income taxes of $27.7 million recognized during the six months ended June 30, 2020, within our Real Estate segment. During the six months ended June 30, 2020, we recognized a deferred tax benefit of $37.2 million as a result of the release of a deferred tax liability relating to our investment in shares of Lineage Logistics (Note 13), which converted to a REIT during the prior year period and is therefore no longer subject to federal and state income taxes.

W. P. Carey 6/30/2021 10-Q – 57

Investment Management

We earn revenue as the advisor to the Managed Programs. For the periods presented, we acted as advisor to the following Managed Programs: CPA:18 – Global, CWI 1 (through April 13, 2020), CWI 2 (through April 13, 2020), and CESH. The CWI 1 and CWI 2 Merger closed on April 13, 2020, and as a result, the advisory agreements with each of CWI 1 and CWI 2 terminated and CWI 2 was renamed Watermark Lodging Trust, Inc., for which we provide certain services pursuant to a transition services agreement (Note 3). We no longer raise capital for new or existing funds, but we currently expect to continue managing CPA:18 – Global and CESH and earn the various fees described below through the end of their respective life cycles (Note 1, Note 3). As of June 30, 2021, we managed total assets of approximately $2.9 billion on behalf of the Managed Programs.

Revenues

The following table presents revenues within our Investment Management segment (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Investment Management Revenues
Asset management and other revenue
CPA:18 – Global	$3,154	$2,877	$277	$6,292	$6,078	$214
CWI 1	—	479	(479)	—	3,795	(3,795)
CWI 2	—	388	(388)	—	3,367	(3,367)
CESH	812	728	84	1,628	1,615	13
	3,966	4,472	(506)	7,920	14,855	(6,935)
Reimbursable costs from affiliates
CPA:18 – Global	641	643	(2)	1,289	1,438	(149)
CWI 1	—	143	(143)	—	1,867	(1,867)
CWI 2	—	80	(80)	—	1,301	(1,301)
CESH	231	416	(185)	516	706	(190)
WLT	96	1,129	(1,033)	204	1,129	(925)
	968	2,411	(1,443)	2,009	6,441	(4,432)
	$4,934	$6,883	$(1,949)	$9,929	$21,296	$(11,367)

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

For the six months ended June 30, 2020, structuring and other advisory revenue was primarily comprised of $0.3 million for structuring a mortgage refinancing on behalf of CWI 2 and $0.2 million related to increases in build-to-suit funding commitments for certain CPA:18 – Global investments.

W. P. Carey 6/30/2021 10-Q – 58

Operating Expenses

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

Other Income and Expenses, and Provision for Income Taxes

Earnings (Losses) from Equity Method Investments in the Managed Programs

Earnings (losses) from equity method investments in the Managed Programs is recognized in accordance with GAAP (Note 7). In addition, we are entitled to receive distributions of Available Cash (Note 3) from the operating partnership of CPA:18 – Global. The net income of our unconsolidated investments fluctuates based on the timing of transactions, such as new leases and property sales, as well as the level of impairment charges. The following table presents the details of our earnings (losses) from equity method investments in the Managed Programs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Earnings (losses) from equity method investments in the Managed Programs:
Distributions of Available Cash from CPA:18 – Global (a)	$1,787	$2,029	$3,326	$3,945
Losses from equity method investments in the Managed Programs (b)	(89)	(1,266)	(242)	(3,425)
Gain on redemption of special general partner interests in CWI 1 and CWI 2, net (c)	—	33,009	—	33,009
Other-than-temporary impairment charges on our equity method investments in CWI 1 and CWI 2 (d)	—	—	—	(47,112)
Earnings (losses) from equity method investments in the Managed Programs	$1,698	$33,772	$3,084	$(13,583)
__________
(a)We are entitled to receive distributions of up to 10% of the Available Cash from the operating partnership of CPA:18 – Global, as defined in its operating partnership agreement (Note 3). Distributions of Available Cash received and earned from CPA:18 – Global fluctuate based on the timing of certain events, including acquisitions and dispositions.

W. P. Carey 6/30/2021 10-Q – 59

(b)Increase for the three months ended June 30, 2021 as compared to the same period in 2020 was due to an increase of $0.5 million from our investment in shares of CPA:18 – Global common stock, as well as losses of $0.7 million recognized from our investment in shares of CWI 2 common stock during the prior year period. During the six months ended June 30, 2020, we recognized losses of $1.6 million and $1.3 million from our investments in shares of CWI 1 and CWI 2 common stock, respectively.
(c)Immediately following the closing of the CWI 1 and CWI 2 Merger, in connection with the redemption of the special general partner interests that we previously held in CWI 1 and CWI 2, we recognized a non-cash net gain on sale of $33.0 million during the three and six months ended June 30, 2020 (Note 3).
(d)During the six months ended June 30, 2020, we recognized other-than-temporary impairment charges of $27.8 million and $19.3 million on our equity method investments in CWI 1 and CWI 2, respectively, to reduce the carrying values of our investments to their estimated fair values, due to the adverse effect of the COVID-19 pandemic on the operations of CWI 1 and CWI 2 (Note 8).

(Provision for) Benefit from Income Taxes

For the three months ended June 30, 2021 as compared to the same period in 2020, provision for income taxes within our Investment Management segment decreased by $3.3 million, primarily due to one-time current taxes of $2.3 million incurred during the prior year period upon the recognition of taxable income associated with the accelerated vesting of shares (previously issued by CWI 1 and CWI 2 to us for asset management services performed) in connection with the CWI 1 and CWI 2 Merger.

For the six months ended June 30, 2021 as compared to the same period in 2020, benefit from income taxes within our Investment Management segment decreased by $6.0 million. During the six months ended June 30, 2020, we recognized (i) a deferred tax benefit of $6.5 million as a result of the other-than-temporary impairment charges that we recognized on our equity method investments in CWI 1 and CWI 2 during the period, (ii) a current tax benefit of $6.0 million as a result of carrying back certain net operating losses in accordance with the CARES Act that was enacted on March 27, 2020, (iii) deferred tax expense of $3.2 million due to the establishment of a valuation allowance since we do not expect our Investment Management segment to realize its deferred tax assets, and (iv) the one-time current taxes of $2.3 million incurred during the current year period associated with the accelerated vesting of shares previously issued by CWI 1 and CWI 2, as described above.

Net Income Attributable to Noncontrolling Interests

For the three and six months ended June 30, 2020, net income attributable to noncontrolling interests within our Investment Management segment was comprised of a gain of $9.9 million recognized on the redemption of noncontrolling interests in the special general partner interests previously held by the respective subadvisors for CWI 1 and CWI 2 in connection with the CWI 1 and CWI 2 Merger (Note 3).

Liquidity and Capital Resources

Sources and Uses of Cash During the Period

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund dividends to stockholders. Our cash flows fluctuate periodically due to a number of factors, which may include, among other things: the timing of our equity and debt offerings; the timing of purchases and sales of real estate; the timing of the repayment of mortgage loans and receipt of lease revenues; the timing and amount of other lease-related payments; the timing of settlement of foreign currency transactions; changes in foreign currency exchange rates; the receipt of asset management fees in either shares of the common stock of CPA:18 – Global or cash; the timing of distributions from equity method investments; and the receipt of distributions of Available Cash from CPA:18 – Global. Despite these fluctuations, we believe that we will generate sufficient cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, available capacity under our Senior Unsecured Credit Facility, proceeds from dispositions of properties, and the issuance of additional debt or equity securities, such as issuances of common stock through our forward sale agreements and ATM Program (Note 12), in order to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

W. P. Carey 6/30/2021 10-Q – 60

Operating Activities — Net cash provided by operating activities increased by $58.7 million during the six months ended June 30, 2021 as compared to the same period in 2020, primarily due to an increase in cash flow generated from net investment activity and scheduled rent increases at existing properties, the positive impact on rent collections as businesses recover from the initial effects of the COVID-19 pandemic, cash dividends received from our investments in shares of Lineage Logistics and WLT during the current year period (Note 8), and lower interest expense.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and funding for build-to-suit activities and other capital expenditures on real estate. In addition to these types of transactions, during the six months ended June 30, 2021, we used $31.0 million to fund short-term loans to the Managed Programs, while $37.0 million of such loans were repaid (Note 3). We also received $11.6 million in distributions from equity method investments.

Financing Activities — Our financing activities are generally comprised of borrowings and repayments under our Unsecured Revolving Credit Facility, issuances of the Senior Unsecured Notes, payments and prepayments of non-recourse mortgage loans, and payments of dividends to stockholders. In addition to these types of transactions, during the six months ended June 30, 2021, we (i) redeemed the €500.0 million of 2.0% Senior Notes due 2023 for a total of $617.4 million (Note 10), (ii) received $309.9 million in aggregate net proceeds from the issuance of common stock under our 2020 Equity Forwards and our 2021 Equity Forwards (Note 12), and (iii) received $302.5 million in net proceeds from the issuance of shares under our ATM Program (Note 12).

Summary of Financing

The table below summarizes our Senior Unsecured Notes, our non-recourse mortgages, and our Senior Unsecured Credit Facility (dollars in thousands):

	June 30, 2021	December 31, 2020
Carrying Value
Fixed rate:
Senior Unsecured Notes (a)	$5,493,556	$5,146,192
Non-recourse mortgages (a)	557,031	920,378
	6,050,587	6,066,570
Variable rate:
Unsecured Term Loans (a)	321,392	321,971
Unsecured Revolving Credit Facility	276,121	82,281
Non-recourse mortgages (a):
Amount subject to interest rate swaps and caps	92,106	147,094
Floating interest rate mortgage loans	75,641	78,082
	765,260	629,428
	$6,815,847	$6,695,998

Percent of Total Debt
Fixed rate	89%	91%
Variable rate	11%	9%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	2.8%	3.0%
Variable rate (b)	1.2%	1.6%
Total debt	2.6%	2.9%

__________

W. P. Carey 6/30/2021 10-Q – 61

(a)Aggregate debt balance includes unamortized discount, net, totaling $33.4 million and $28.3 million as of June 30, 2021 and December 31, 2020, respectively, and unamortized deferred financing costs totaling $28.7 million and $24.3 million as of June 30, 2021 and December 31, 2020, respectively.
(b)The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At June 30, 2021, our cash resources consisted of the following:

•cash and cash equivalents totaling $164.5 million. Of this amount, $66.5 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;
•our Unsecured Revolving Credit Facility, with available capacity of approximately $1.5 billion (net of amounts reserved for standby letters of credit totaling $19.2 million);
•available proceeds under our forward sale agreements of approximately $295.6 million (based on 4,025,000 remaining shares outstanding and a net offering price of $73.43 as of June 30, 2021); and
•unleveraged properties that had an aggregate asset carrying value of approximately $11.6 billion at June 30, 2021, although there can be no assurance that we would be able to obtain financing for these properties.

Historically, we have also accessed the capital markets through additional debt (denominated in both U.S. dollars and euros) and equity offerings. During the six months ended June 30, 2021, we issued (i) €525.0 million of 0.950% Senior Notes due 2030 and $425.0 million of 2.250% Senior Notes due 2033 (Note 10), (ii) 4,523,209 shares of common stock under our 2020 Equity Forwards and our 2021 Equity Forwards for aggregate net proceeds of $309.9 million, and (iii) 4,225,624 shares of common stock under our ATM Program for net proceeds of $302.5 million (Note 12). As of June 30, 2021, we had approximately $295.6 million of available proceeds under our forward sales agreements and $310.1 million remained available for issuance under our ATM Program (Note 12).

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

Cash Requirements and Liquidity

As of June 30, 2021, we had $164.5 million of cash and cash equivalents, approximately $1.5 billion of available capacity under our Unsecured Revolving Credit Facility (net of amounts reserved for standby letters of credit totaling $19.2 million), and available proceeds under our forward sale agreements of approximately $295.6 million (based on 4,025,000 remaining shares outstanding and a net offering price of $73.43 as of that date). Our Senior Unsecured Credit Facility includes a $1.8 billion Unsecured Revolving Credit Facility and Unsecured Term Loans outstanding totaling $321.4 million as of June 30, 2021 (Note 10), and is scheduled to mature on February 20, 2025. As of June 30, 2021, scheduled debt principal payments total $36.7 million through December 31, 2021 and $349.2 million through December 31, 2022, and our Senior Unsecured Notes do not start to mature until April 2024 (Note 10).

During the next 12 months following June 30, 2021 and thereafter, we expect that our significant cash requirements will include:

•paying dividends to our stockholders;
•making scheduled principal and balloon payments on our debt obligations (Note 10);
•making scheduled interest payments on our debt obligations (future interest payments total $911.6 million, with $178.1 million due during the next 12 months; interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at June 30, 2021);
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

W. P. Carey 6/30/2021 10-Q – 62

certain of our non-recourse mortgage loan obligations, depending on our capital needs and improvements in market conditions at that time.

Our liquidity could be adversely affected by unanticipated costs, greater-than-anticipated operating expenses, and the adverse impact of the continuing COVID-19 pandemic. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash from operations to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, available capacity under our Unsecured Revolving Credit Facility, mortgage loan proceeds, and the issuance of additional debt or equity securities to meet these needs. The extent to which the COVID-19 pandemic impacts our liquidity and debt covenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence. The potential impact of the COVID-19 pandemic on our tenants and properties could also have a material adverse effect on our liquidity and debt covenants.

Certain amounts disclosed above are based on the applicable foreign currency exchange rate at June 30, 2021.

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

W. P. Carey 6/30/2021 10-Q – 63

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

Consolidated FFO and AFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to W. P. Carey	$120,245	$105,300	$171,879	$171,390
Adjustments:
Depreciation and amortization of real property	112,997	106,264	222,201	221,177
Gain on sale of real estate, net	(19,840)	—	(29,212)	(11,751)
Impairment charges	—	—	—	19,420
Proportionate share of adjustments to earnings from equity method investments (a) (b) (c) (d)	3,434	(19,117)	13,740	31,360
Proportionate share of adjustments for noncontrolling interests (e)	(4)	(588)	(8)	(10)
Total adjustments	96,587	86,559	206,721	260,196
FFO (as defined by NAREIT) attributable to W. P. Carey	216,832	191,859	378,600	431,586
Adjustments:
Above- and below-market rent intangible lease amortization, net	14,384	12,956	26,499	24,736
Straight-line and other rent adjustments	(10,313)	(11,720)	(19,064)	(18,812)
Stock-based compensation	9,048	2,918	14,429	5,579
Other (gains) and losses (f)	(7,545)	(4,259)	33,643	5,556
Amortization of deferred financing costs	3,447	2,993	6,860	6,082
Merger and other expenses (g)	(2,599)	1,074	(3,075)	1,261
Other amortization and non-cash items	563	488	592	896
Tax expense (benefit) — deferred and other (h) (i) (j)	217	(229)	(3,170)	(48,152)
Proportionate share of adjustments to earnings from equity method investments (c) (k)	4,650	1,251	9,861	5,146
Proportionate share of adjustments for noncontrolling interests (e)	(8)	579	(13)	572
Total adjustments	11,844	6,051	66,562	(17,136)
AFFO attributable to W. P. Carey	$228,676	$197,910	$445,162	$414,450

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey	$216,832	$191,859	$378,600	$431,586
AFFO attributable to W. P. Carey	$228,676	$197,910	$445,162	$414,450

W. P. Carey 6/30/2021 10-Q – 64

FFO and AFFO from Real Estate were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income from Real Estate attributable to W. P. Carey	$114,687	$81,825	$159,274	$182,739
Adjustments:
Depreciation and amortization of real property	112,997	106,264	222,201	221,177
Gain on sale of real estate, net	(19,840)	—	(29,212)	(11,751)
Impairment charges	—	—	—	19,420
Proportionate share of adjustments to earnings from equity method investments (a) (b)	3,434	3,352	13,740	6,717
Proportionate share of adjustments for noncontrolling interests (e)	(4)	(588)	(8)	(10)
Total adjustments	96,587	109,028	206,721	235,553
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	211,274	190,853	365,995	418,292
Adjustments:
Above- and below-market rent intangible lease amortization, net	14,384	12,956	26,499	24,736
Straight-line and other rent adjustments	(10,313)	(11,720)	(19,064)	(18,812)
Stock-based compensation	9,048	2,918	14,429	4,888
Other (gains) and losses (f)	(7,472)	(5,437)	34,717	5,536
Amortization of deferred financing costs	3,447	2,993	6,860	6,082
Merger and other expenses (g)	(2,599)	935	(3,090)	803
Other amortization and non-cash items	563	488	592	697
Tax expense (benefit) — deferred and other (i)	208	(3,051)	(2,387)	(41,007)
Proportionate share of adjustments to earnings from equity method investments (c) (k)	3,845	166	8,167	(108)
Proportionate share of adjustments for noncontrolling interests (d)	(8)	579	(13)	572
Total adjustments	11,103	827	66,710	(16,613)
AFFO attributable to W. P. Carey — Real Estate	$222,377	$191,680	$432,705	$401,679

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	$211,274	$190,853	$365,995	$418,292
AFFO attributable to W. P. Carey — Real Estate	$222,377	$191,680	$432,705	$401,679

W. P. Carey 6/30/2021 10-Q – 65

FFO and AFFO from Investment Management were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) from Investment Management attributable to W. P. Carey	$5,558	$23,475	$12,605	$(11,349)
Adjustments:
Proportionate share of adjustments to earnings from equity method investments (b) (c) (d)	—	(22,469)	—	24,643
Total adjustments	—	(22,469)	—	24,643
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	5,558	1,006	12,605	13,294
Adjustments:
Other (gains) and losses	(73)	1,178	(1,074)	20
Tax expense (benefit) — deferred and other (h) (j)	9	2,822	(783)	(7,145)
Merger and other expenses	—	139	15	458
Stock-based compensation	—	—	—	691
Other amortization and non-cash items	—	—	—	199
Proportionate share of adjustments to earnings from equity method investments (c) (k)	805	1,085	1,694	5,254
Total adjustments	741	5,224	(148)	(523)
AFFO attributable to W. P. Carey — Investment Management	$6,299	$6,230	$12,457	$12,771

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	$5,558	$1,006	$12,605	$13,294
AFFO attributable to W. P. Carey — Investment Management	$6,299	$6,230	$12,457	$12,771
__________
(a)Amount for the six months ended June 30, 2021 includes a non-cash other-than-temporary impairment charge of $6.8 million recognized on an equity method investment in real estate (Note 7, Note 8).
(b)Equity income, including amounts that are not typically recognized for FFO and AFFO, is recognized within (Losses) earnings from equity method investments on the consolidated statements of income. This represents adjustments to equity income to reflect FFO and AFFO on a pro rata basis.
(c)Amounts for the three and six months ended June 30, 2020 include a non-cash net gain of $33.0 million (inclusive of $9.9 million attributable to the redemption of noncontrolling interests that the former subadvisors for CWI 1 and CWI 2 held in the special general partner interests) recognized in connection with consideration received at closing of the CWI 1 and CWI 2 Merger (Note 3).
(d)Amount for the six months ended June 30, 2020 includes non-cash other-than-temporary impairment charges totaling $47.1 million recognized on our equity method investments in CWI 1 and CWI 2 (Note 8).
(e)Adjustments disclosed elsewhere in this reconciliation are on a consolidated basis. This adjustment reflects our FFO or AFFO on a pro rata basis.
(f)Primarily comprised of gains and losses on extinguishment of debt, the mark-to-market fair value of equity securities, and foreign currency transactions, as well as non-cash allowance for credit losses on loans receivable and direct financing leases.
(g)Amounts for the three and six months ended June 30, 2021 are primarily comprised of reversals of estimated liabilities for German real estate transfer taxes that were previously recorded in connection with business combinations in prior years.
(h)Amounts for the three and six months ended June 30, 2020 include one-time taxes incurred upon the recognition of taxable income associated with the accelerated vesting of shares (previously issued by CWI 1 and CWI 2 to us for asset management services performed) in connection with the CWI 1 and CWI 2 Merger.
(i)Amount for the six months ended June 30, 2020 includes a non-cash deferred tax benefit of $37.2 million as a result of the release of a deferred tax liability relating to our investment in shares of Lineage Logistics, which converted to a REIT during the current year period and is therefore no longer subject to federal and state income taxes (Note 13).
(j)Amount for the six months ended June 30, 2020 includes a one-time tax benefit of $6.0 million as a result of carrying back certain net operating losses in accordance with the CARES Act, which was enacted on March 27, 2020 (Note 13).

W. P. Carey 6/30/2021 10-Q – 66

(k)Beginning with the first quarter of 2020, this adjustment includes distributions received from investments in shares of CWI 1 and CWI 2 common stock for both AFFO attributable to W. P. Carey and AFFO attributable to W. P. Carey — Investment Management (through April 13, 2020, the closing date of the CWI 1 and CWI 2 Merger) and from investments in shares of WLT common stock for both AFFO attributable to W. P. Carey and AFFO attributable to W. P. Carey — Real Estate (after April 13, 2020) in place of our pro rata share of net income from our ownership of shares of CWI 1, CWI 2, and WLT, as applicable. We have not received any such distributions during the reporting period, due to the adverse effect of the COVID-19 pandemic.

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

The impact of the COVID-19 pandemic both in the Unites States and globally continues to cause uncertainty and volatility in financial markets, including interest rates and foreign currency exchange rates. The outbreak is expected to have a continued adverse impact on market conditions for the foreseeable future and has triggered a period of global economic slowdown with no known duration. At June 30, 2021, our net-lease portfolio (which excludes operating properties) had the following concentrations (as a percentage of our ABR) for property types with heightened risk as a result of the COVID-19 pandemic:

•17.5% related to retail facilities (primarily from do-it-yourself, grocery, convenience, and wholesale stores);
•1.6% related to hotel (net lease) properties; and
•1.5% related to fitness facilities, theaters, and restaurants.

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

W. P. Carey 6/30/2021 10-Q – 67

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

At June 30, 2021, a significant portion (approximately 90.1%) of our long-term debt either bore interest at fixed rates or was swapped or capped to a fixed rate. Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at June 30, 2021 (in thousands):

	2021 (Remainder)	2022	2023	2024	2025	Thereafter	Total	Fair Value
Fixed-rate debt (a) (b)	$15,460	$285,201	$100,821	$1,120,538	$544,961	$4,044,163	$6,111,144	$6,410,755
Variable-rate debt (a)	$21,230	$27,267	$104,169	$15,559	$598,552	$—	$766,777	$763,754
__________
(a)Amounts are based on the exchange rate at June 30, 2021, as applicable.
(b)Amounts after 2023 are primarily comprised of principal payments for our Senior Unsecured Notes (Note 10).

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to interest rate caps, is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at June 30, 2021 would increase or decrease by $4.0 million for our British pound sterling-denominated debt, by $2.5 million for our euro-denominated debt, and by $0.2 million for our Japanese yen-denominated debt, for each respective 1% change in annual interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Canada, and Japan, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, the Danish krone, the Canadian dollar, and the Japanese yen, which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also completed several offerings of euro-denominated senior notes, and have borrowed under our Senior Unsecured Credit Facility in foreign currencies, including the euro, British pound sterling, and Japanese yen (Note 10). Volatile market conditions arising from the COVID-19 global pandemic may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprised of principal and interest, excluding balloon payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. We estimate that, for a 1% increase or decrease in the exchange rate between the euro, British pound sterling, or Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow (scheduled future rental revenues, net of scheduled future debt service payments) for our consolidated foreign operations at June 30, 2021 of $2.6 million, $0.4 million, and less than $0.1 million, respectively, excluding the impact of our derivative instruments.

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

W. P. Carey 6/30/2021 10-Q – 68

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2021 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

W. P. Carey 6/30/2021 10-Q – 69

PART II — OTHER INFORMATION

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
10.1	Forward Confirmation, dated June 7, 2021, by and among W. P. Carey Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 1.2 to Current Report on Form 8-K filed June 20, 2021

10.2	Forward Confirmation, dated June 7, 2021, by and among W. P. Carey Inc. and J.P. Morgan Chase Bank, National Association	Incorporated by reference to Exhibit 1.3 to Current Report on Form 8-K filed June 20, 2021

10.3	Forward Confirmation, dated June 7, 2021, by and among W. P. Carey Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 1.4 to Current Report on Form 8-K filed June 20, 2021

10.4	Forward Confirmation, dated June 9, 2021, by and among W. P. Carey Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 1.5 to Current Report on Form 8-K filed June 20, 2021

10.5	Forward Confirmation, dated June 9, 2021, by and among W. P. Carey Inc. and J.P. Morgan Chase Bank, National Association	Incorporated by reference to Exhibit 1.6 to Current Report on Form 8-K filed June 20, 2021

10.6	Forward Confirmation, dated June 9, 2021, by and among W. P. Carey Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 1.7 to Current Report on Form 8-K filed June 20, 2021

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

W. P. Carey 6/30/2021 10-Q – 70

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.
Date:	July 30, 2021
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	July 30, 2021
		By:	/s/ Arjun Mahalingam
Arjun Mahalingam
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 6/30/2021 10-Q – 71

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
10.1	Forward Confirmation, dated June 7, 2021, by and among W. P. Carey Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 1.2 to Current Report on Form 8-K filed June 20, 2021

10.2	Forward Confirmation, dated June 7, 2021, by and among W. P. Carey Inc. and J.P. Morgan Chase Bank, National Association	Incorporated by reference to Exhibit 1.3 to Current Report on Form 8-K filed June 20, 2021

10.3	Forward Confirmation, dated June 7, 2021, by and among W. P. Carey Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 1.4 to Current Report on Form 8-K filed June 20, 2021

10.4	Forward Confirmation, dated June 9, 2021, by and among W. P. Carey Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 1.5 to Current Report on Form 8-K filed June 20, 2021

10.5	Forward Confirmation, dated June 9, 2021, by and among W. P. Carey Inc. and J.P. Morgan Chase Bank, National Association	Incorporated by reference to Exhibit 1.6 to Current Report on Form 8-K filed June 20, 2021

10.6	Forward Confirmation, dated June 9, 2021, by and among W. P. Carey Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 1.7 to Current Report on Form 8-K filed June 20, 2021

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith