Form 10-Q
period 2021-09-30
W. P. Carey Inc.
filed 2021-10-29
CIK 1025378

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 186,284,955 shares of common stock, $0.001 par value, outstanding at October 22, 2021.

W. P. Carey 9/30/2021 10-Q – 1

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: our corporate strategy and estimated or future economic performance and results, including our expectations surrounding the impact of the novel coronavirus (“COVID-19”) pandemic on our business, financial condition, liquidity, results of operations, and prospects; our future capital expenditure and leverage levels, debt service obligations, and plans to fund our liquidity needs; prospective statements regarding our access to the capital markets, including our “at-the-market” program (“ATM Program”) and settlement of our Equity Forwards (as defined herein); the outlook for the investment programs that we manage, including possible liquidity events for those programs; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust (“REIT”); and the impact of recently issued accounting pronouncements and regulatory activity.

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

W. P. Carey 9/30/2021 10-Q – 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

W. P. CAREY INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
Assets
Investments in real estate:
Land, buildings and improvements	$11,644,851	$10,939,619
Net investments in direct financing leases	633,190	711,974
In-place lease intangible assets and other	2,384,575	2,301,174
Above-market rent intangible assets	859,386	881,159
Investments in real estate	15,522,002	14,833,926
Accumulated depreciation and amortization	(2,793,347)	(2,490,087)
Assets held for sale, net	11,672	18,590
Net investments in real estate	12,740,327	12,362,429
Equity method investments	361,835	283,446
Cash and cash equivalents	129,686	248,662
Due from affiliates	1,992	26,257
Other assets, net	997,318	876,024
Goodwill	903,976	910,818
Total assets (a)	$15,135,134	$14,707,636
Liabilities and Equity
Debt:
Senior unsecured notes, net	$5,419,419	$5,146,192
Unsecured term loans, net	312,605	321,971
Unsecured revolving credit facility	254,463	82,281
Non-recourse mortgages, net	688,430	1,145,554
Debt, net	6,674,917	6,695,998
Accounts payable, accrued expenses and other liabilities	536,242	603,663
Below-market rent and other intangible liabilities, net	191,128	197,248
Deferred income taxes	147,107	145,844
Dividends payable	199,043	186,514
Total liabilities (a)	7,748,437	7,829,267
Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 186,284,955 and 175,401,757 shares, respectively, issued and outstanding	186	175
Additional paid-in capital	9,694,226	8,925,365
Distributions in excess of accumulated earnings	(2,121,936)	(1,850,935)
Deferred compensation obligation	49,810	42,014
Accumulated other comprehensive loss	(237,246)	(239,906)
Total stockholders’ equity	7,385,040	6,876,713
Noncontrolling interests	1,657	1,656
Total equity	7,386,697	6,878,369
Total liabilities and equity	$15,135,134	$14,707,636
__________
(a)See Note 2 for details related to variable interest entities (“VIEs”).

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2021 10-Q – 3

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Real Estate:
Lease revenues	$314,194	$293,856	$921,269	$856,269
Operating property revenues	4,050	1,974	9,474	9,368
Lease termination income and other	2,597	1,565	11,059	9,991
	320,841	297,395	941,802	875,628
Investment Management:
Asset management and other revenue	3,872	3,748	11,792	18,603
Reimbursable costs from affiliates	1,041	1,276	3,050	7,717
	4,913	5,024	14,842	26,320
	325,754	302,419	956,644	901,948
Operating Expenses
Depreciation and amortization	115,657	108,351	340,327	332,022
General and administrative	19,750	19,399	62,297	57,616
Impairment charges	16,301	—	16,301	19,420
Reimbursable tenant costs	15,092	15,728	45,942	42,699
Property expenses, excluding reimbursable tenant costs	13,734	11,923	36,432	33,649
Stock-based compensation expense	4,361	4,564	18,790	10,143
Operating property expenses	3,001	1,594	6,961	8,205
Reimbursable costs from affiliates	1,041	1,276	3,050	7,717
Merger and other expenses	(908)	(596)	(3,983)	665
Subadvisor fees	—	—	—	1,469
	188,029	162,239	526,117	513,605
Other Income and Expenses
Other gains and (losses)	49,219	44,648	15,576	39,092
Interest expense	(48,731)	(52,537)	(149,623)	(157,259)
Earnings (losses) from equity method investments	5,735	1,720	(4,154)	(10,087)
Gain on sale of real estate, net	1,702	20,933	30,914	32,684
Non-operating income	1,283	465	10,704	10,445
	9,208	15,229	(96,583)	(85,125)
Income before income taxes	146,933	155,409	333,944	303,218
(Provision for) benefit from income taxes	(8,347)	(5,975)	(23,434)	28,122
Net Income	138,586	149,434	310,510	331,340
Net income attributable to noncontrolling interests	(39)	(37)	(84)	(10,553)
Net Income Attributable to W. P. Carey	$138,547	$149,397	$310,426	$320,787

Basic Earnings Per Share	$0.75	$0.85	$1.72	$1.84
Diluted Earnings Per Share	$0.74	$0.85	$1.71	$1.84
Weighted-Average Shares Outstanding
Basic	185,422,639	174,974,185	180,753,115	173,879,068
Diluted	186,012,478	175,261,812	181,323,128	174,144,038

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2021 10-Q – 4

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income	$138,586	$149,434	$310,510	$331,340
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(20,400)	34,170	(28,329)	(4,183)
Unrealized gain (loss) on derivative instruments	13,114	(16,674)	31,010	(13,267)
	(7,286)	17,496	2,681	(17,450)
Comprehensive Income	131,300	166,930	313,191	313,890

Amounts Attributable to Noncontrolling Interests
Net income	(39)	(37)	(84)	(10,553)
Unrealized gain on derivative instruments	—	(7)	(21)	(7)
Comprehensive income attributable to noncontrolling interests	(39)	(44)	(105)	(10,560)
Comprehensive Income Attributable to W. P. Carey	$131,261	$166,886	$313,086	$303,330

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2021 10-Q – 5

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at July 1, 2021	184,253,151	$184	$9,542,171	$(2,063,109)	$49,815	$(229,960)	$7,299,101	$1,666	$7,300,767
Shares issued under forward sale agreements, net	2,012,500	2	147,691				147,693		147,693
Shares issued upon delivery of vested restricted share awards	19,304	—	(2)				(2)		(2)
Amortization of stock-based compensation expense			4,361				4,361		4,361
Delivery of vested shares, net			5		(5)		—		—
Distributions to noncontrolling interests							—	(48)	(48)
Dividends declared ($1.052 per share)				(197,374)			(197,374)		(197,374)
Net income				138,547			138,547	39	138,586
Other comprehensive loss:
Foreign currency translation adjustments						(20,400)	(20,400)		(20,400)
Unrealized gain on derivative instruments						13,114	13,114		13,114
Balance at September 30, 2021	186,284,955	$186	$9,694,226	$(2,121,936)	$49,810	$(237,246)	$7,385,040	$1,657	$7,386,697

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at July 1, 2020	173,890,427	$174	$8,815,108	$(1,765,892)	$42,014	$(290,613)	$6,800,791	$1,664	$6,802,455
Shares issued under forward sale agreements, net	1,488,291	1	99,848				99,849		99,849
Shares issued upon delivery of vested restricted share awards	17,440	—	—				—		—
Amortization of stock-based compensation expense			4,564				4,564		4,564
Distributions to noncontrolling interests							—	(49)	(49)
Dividends declared ($1.044 per share)				(184,380)			(184,380)		(184,380)
Net income				149,397			149,397	37	149,434
Other comprehensive income:
Foreign currency translation adjustments						34,170	34,170		34,170
Unrealized loss on derivative instruments						(16,681)	(16,681)	7	(16,674)
Balance at September 30, 2020	175,396,158	$175	$8,919,520	$(1,800,875)	$42,014	$(273,124)	$6,887,710	$1,659	$6,889,369

(Continued)

W. P. Carey 9/30/2021 10-Q – 6

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
(Continued)
(in thousands, except share and per share amounts)

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2021	175,401,757	$175	$8,925,365	$(1,850,935)	$42,014	$(239,906)	$6,876,713	$1,656	$6,878,369
Shares issued under forward sale agreements, net	6,535,709	7	457,193				457,200		457,200
Shares issued under ATM Program, net	4,225,624	4	302,619				302,623		302,623
Shares issued upon delivery of vested restricted share awards	119,268	—	(3,779)				(3,779)		(3,779)
Shares issued upon purchases under employee share purchase plan	2,597	—	176				176		176
Amortization of stock-based compensation expense			18,790				18,790		18,790
Deferral of vested shares, net			(7,044)		7,044		—		—
Distributions to noncontrolling interests							—	(104)	(104)
Dividends declared ($3.150 per share)			906	(581,427)	752		(579,769)		(579,769)
Net income				310,426			310,426	84	310,510
Other comprehensive income:
Unrealized gain on derivative instruments						30,989	30,989	21	31,010
Foreign currency translation adjustments						(28,329)	(28,329)		(28,329)
Balance at September 30, 2021	186,284,955	$186	$9,694,226	$(2,121,936)	$49,810	$(237,246)	$7,385,040	$1,657	$7,386,697

	W. P. Carey Stockholders
				Distributions		Accumulated
	Common Stock		Additional	in Excess of	Deferred	Other	Total
	$0.001 Par Value		Paid-in	Accumulated	Compensation	Comprehensive	W. P. Carey	Noncontrolling
	Shares	Amount	Capital	Earnings	Obligation	Loss	Stockholders	Interests	Total
Balance at January 1, 2020	172,278,242	$172	$8,717,535	$(1,557,374)	$37,263	$(255,667)	$6,941,929	$6,244	$6,948,173
Cumulative-effect adjustment for the adoption of ASU 2016-13, Financial Instruments — Credit Losses				(14,812)			(14,812)		(14,812)
Shares issued under forward sale agreements, net	2,951,791	3	199,478				199,481		199,481
Shares issued upon delivery of vested restricted share awards	160,653	—	(5,272)				(5,272)		(5,272)
Shares issued upon purchases under employee share purchase plan	5,472	—	299				299		299
Amortization of stock-based compensation expense			10,143				10,143		10,143
Deferral of vested shares, net			(3,854)		3,854		—		—
Distributions to noncontrolling interests							—	(5,280)	(5,280)
Dividends declared ($3.126 per share)			1,191	(549,476)	897		(547,388)		(547,388)
Redemption of noncontrolling interest (Note 3)							—	(9,865)	(9,865)
Net income				320,787			320,787	10,553	331,340
Other comprehensive loss:
Unrealized loss on derivative instruments						(13,274)	(13,274)	7	(13,267)
Foreign currency translation adjustments						(4,183)	(4,183)		(4,183)
Balance at September 30, 2020	175,396,158	$175	$8,919,520	$(1,800,875)	$42,014	$(273,124)	$6,887,710	$1,659	$6,889,369

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2021 10-Q – 7

W. P. CAREY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows — Operating Activities
Net income	$310,510	$331,340
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	351,503	341,801
Amortization of rent-related intangibles and deferred rental revenue	41,346	40,291
Straight-line rent adjustments	(34,034)	(39,365)
Gain on sale of real estate, net	(30,914)	(32,684)
Stock-based compensation expense	18,790	10,143
Impairment charges	16,301	19,420
Asset management revenue received in shares of Managed REITs	(9,452)	(13,585)
Distributions of earnings from equity method investments	8,816	7,286
Change in allowance for credit losses	(6,737)	10,313
Net realized and unrealized gains on extinguishment of debt, equity securities, foreign currency transactions, and other	(5,992)	(46,035)
Losses from equity method investments	4,154	10,087
Deferred income tax benefit	(3,012)	(47,414)
Net changes in other operating assets and liabilities	(35,883)	(35,014)
Net Cash Provided by Operating Activities	625,396	556,584
Cash Flows — Investing Activities
Purchases of real estate	(1,004,433)	(350,120)
Proceeds from sales of real estate	126,697	167,974
Capital contributions to equity method investments	(97,380)	(595)
Funding for real estate construction, redevelopments, and other capital expenditures on real estate	(87,955)	(169,503)
Proceeds from repayment of short-term loans to affiliates	62,048	51,702
Funding of short-term loans to affiliates	(41,000)	(5,433)
Other investing activities, net	(22,854)	4,602
Return of capital from equity method investments	11,611	12,522
Proceeds from repayment of loans receivable	—	11,000
Net Cash Used in Investing Activities	(1,053,266)	(277,851)
Cash Flows — Financing Activities
Proceeds from Unsecured Revolving Credit Facility	1,360,312	777,867
Repayments of Unsecured Revolving Credit Facility	(1,179,552)	(790,760)
Proceeds from issuance of Senior Unsecured Notes	1,038,391	—
Redemption of Senior Unsecured Notes	(617,442)	—
Dividends paid	(567,240)	(542,857)
Proceeds from shares issued under forward sale agreements, net of selling costs	457,227	199,716
Prepayments of mortgage principal	(427,492)	—
Proceeds from shares issued under ATM Program, net of selling costs	302,506	—
Scheduled payments of mortgage principal	(51,013)	(241,332)
Payment of financing costs	(8,201)	(9,998)
Payments for withholding taxes upon delivery of equity-based awards	(3,779)	(5,272)
Other financing activities, net	2,252	7,542
Distributions paid to noncontrolling interests	(104)	(5,280)
Proceeds from Unsecured Term Loans	—	298,974
Net Cash Provided by (Used in) Financing Activities	305,865	(311,400)
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(7,852)	3,918
Net decrease in cash and cash equivalents and restricted cash	(129,857)	(28,749)
Cash and cash equivalents and restricted cash, beginning of period	311,779	251,518
Cash and cash equivalents and restricted cash, end of period	$181,922	$222,769

See Notes to Consolidated Financial Statements.

W. P. Carey 9/30/2021 10-Q – 8

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

On April 13, 2020, two of the non-traded REITs that we advised, Carey Watermark Investors Incorporated (“CWI 1”) and Carey Watermark Investors 2 Incorporated (“CWI 2”) (together, the “CWI REITs”), merged in an all-stock transaction, with CWI 2 as the surviving entity (the “CWI 1 and CWI 2 Merger”). Following the close of the CWI 1 and CWI 2 Merger, our advisory agreements with CWI 1 and CWI 2 were terminated, CWI 2 was renamed Watermark Lodging Trust, Inc. (“WLT”), and we began to provide certain services to WLT pursuant to a transition services agreement (which was terminated on October 13, 2021). As a result, at September 30, 2021, we were the advisor to the following entities (Note 3):

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

Reportable Segments

Real Estate — Lease revenues from our real estate investments generate the vast majority of our earnings. We invest primarily in commercial properties located in the United States and Northern and Western Europe, which are leased to companies on a triple-net lease basis. At September 30, 2021, our owned portfolio was comprised of our full or partial ownership interests in 1,264 properties, totaling approximately 152 million square feet, substantially all of which were net leased to 358 tenants, with a weighted-average lease term of 10.6 years and an occupancy rate of 98.4%. In addition, at September 30, 2021, our portfolio was comprised of full or partial ownership interests in 20 operating properties, including 19 self-storage properties and one hotel, totaling approximately 1.4 million square feet.

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

W. P. Carey 9/30/2021 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)
At September 30, 2021, the Managed Programs owned all or a portion of 58 net-leased properties (including certain properties in which we also have an ownership interest), totaling approximately 11.3 million square feet, substantially all of which were leased to 66 tenants, with an occupancy rate of approximately 98.8%. The Managed Programs also had interests in 66 operating properties (totaling approximately 5.1 million square feet in the aggregate) and four active build-to-suit projects at the same date.

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

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2020, which are included in the 2020 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

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

At both September 30, 2021 and December 31, 2020, we considered 12 entities to be VIEs, of which we consolidated four and five, respectively, as we are considered the primary beneficiary. The following table presents a summary of selected financial data of the consolidated VIEs included in our consolidated balance sheets (in thousands):

	September 30, 2021	December 31, 2020
Land, buildings and improvements	$423,333	$423,333
Net investments in direct financing leases	—	15,242
In-place lease intangible assets and other	41,968	41,997
Above-market rent intangible assets	26,720	26,720
Accumulated depreciation and amortization	(150,266)	(137,827)
Total assets	354,493	381,953

Non-recourse mortgages, net	$1,585	$3,508
Below-market rent and other intangible liabilities, net	20,997	22,283
Total liabilities	45,527	48,971

W. P. Carey 9/30/2021 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)
At September 30, 2021 and December 31, 2020, our eight and seven unconsolidated VIEs, respectively, included our interests in six and five unconsolidated real estate investments, respectively, which we account for under the equity method of accounting, and two unconsolidated investments in equity securities, which we accounted for as investments in shares of the entities at fair value. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities. As of September 30, 2021, and December 31, 2020, the net carrying amount of our investments in these entities was $584.8 million and $425.3 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

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

Revenue Recognition

There have been no significant changes in our policies for revenue from contracts under Accounting Standards Codification (“ASC”) 606 from what was disclosed in the 2020 Annual Report. ASC 606 does not apply to our lease revenues, which constitute a majority of our revenues, but primarily applies to revenues generated from our hotel operating properties and our Investment Management segment. Revenue from contracts for our Real Estate segment primarily represented hotel operating property revenues of $2.4 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, and $4.9 million and $5.3 million for the nine months ended September 30, 2021 and 2020, respectively (Note 15). Revenue from contracts under ASC 606 from our Investment Management segment is discussed in Note 3.

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

W. P. Carey 9/30/2021 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)
Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the consolidated statements of cash flows (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$129,686	$248,662
Restricted cash (a)	52,236	63,117
Total cash and cash equivalents and restricted cash	$181,922	$311,779
__________
(a)Restricted cash is included within Other assets, net on our consolidated balance sheets.

Recently Adopted Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 contains practical expedients for reference rate reform-related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. On January 7, 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the transition. We have evaluated our contracts that are referenced to London Interbank Offered Rate (“LIBOR”) or other reference rates expected to be discontinued and we expect to account for any necessary modifications with a replacement reference rate using the expedients and exceptions provided for in ASU 2020-04 and ASU 2021-01. We are evaluating the impact these standards may have on our financial statements.

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

W. P. Carey 9/30/2021 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)
The following tables present a summary of revenue earned, reimbursable costs, and distributions of Available Cash received/accrued from the Managed Programs and WLT for the periods indicated, included in the consolidated financial statements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Asset management revenue (a) (b)	$3,872	$3,748	$11,792	$18,109
Distributions of Available Cash (c)	1,623	1,168	4,949	5,113
Reimbursable costs from affiliates (a)	1,041	1,276	3,050	7,717
Interest income on deferred acquisition fees and loans to affiliates (d)	57	—	121	360
Structuring and other advisory revenue (a) (b)	—	—	—	494
	$6,593	$6,192	$19,912	$31,793

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
CPA:18 – Global	$5,608	$4,865	$16,578	$16,327
CWI 1	—	—	—	5,662
CWI 2	—	—	—	4,668
CESH	909	983	3,054	3,663
WLT (reimbursed transition services)	76	344	280	1,473
	$6,593	$6,192	$19,912	$31,793
__________
(a)Amounts represent revenues from contracts under ASC 606.
(b)Included within Asset management and other revenue in the consolidated statements of income.
(c)Included within Earnings (losses) from equity method investments in the consolidated statements of income.
(d)Included within Non-operating income in the consolidated statements of income.

The following table presents a summary of amounts included in Due from affiliates in the consolidated financial statements (in thousands):

	September 30, 2021	December 31, 2020
Reimbursable costs	$1,083	$1,760
Asset management fees receivable	712	1,054
Accounts receivable	98	305
Current acquisition fees receivable	95	136
Deferred acquisition fees receivable, including accrued interest	4	1,858
Short-term loans to affiliates, including accrued interest	—	21,144
	$1,992	$26,257

W. P. Carey 9/30/2021 10-Q – 13

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

Reimbursable Costs from Affiliates

The existing Managed Programs reimburse us in cash for certain personnel and overhead costs that we incur on their behalf. For CPA:18 – Global, such costs (excluding those related to our legal transactions group, our senior management, and our investments team) are charged to CPA:18 – Global based on the average of the trailing 12-month aggregate reported revenues of the Managed Programs and us, and personnel costs are capped at 1.0% of CPA:18 – Global’s pro rata lease revenues for both 2021 and 2020. Following the closing of the CWI 1 and CWI 2 Merger on April 13, 2020, we began recording reimbursements from WLT pursuant to a transition services agreement (described below) based on actual expenses incurred. On October 13, 2021, all services provided under the transition services agreement were terminated. For CESH, reimbursements are based on actual expenses incurred.

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

W. P. Carey 9/30/2021 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)
In connection with the CWI 1 and CWI 2 Merger, we entered into an internalization agreement and a transition services agreement. Immediately following the closing of the CWI 1 and CWI 2 Merger, (i) the advisory agreements with each of CWI 1 and CWI 2 and each of their respective operating partnerships terminated, (ii) the subadvisory agreements with the subadvisors for CWI 1 and CWI 2 were terminated, and (iii) we provided certain transition services at cost to WLT generally for a period of 12 months from closing. On October 13, 2021, all services provided under the transition services agreement were terminated.

Pursuant to the internalization agreement, the operating partnerships of each of CWI 1 and CWI 2 redeemed the special general partner interests that we previously held, for which we received common stock and preferred stock of WLT (which was a non-cash investing activity), as disclosed in Note 7 and Note 8, respectively. In connection with this redemption, we recognized a non-cash net gain on sale of $33.0 million, which was included within Earnings (losses) from equity method investments in the consolidated statements of income for the nine months ended September 30, 2020. This net gain on sale included a gain recognized on the redemption of the noncontrolling interest in the special general partner interests previously held by the respective subadvisors for CWI 1 and CWI 2 of $9.9 million (which is included within Net income attributable to noncontrolling interests in our consolidated statements of income and Redemption of noncontrolling interest in our consolidated statements of equity).

Loans to Affiliates

From time to time, our board of directors has approved the making of secured and unsecured loans or lines of credit from us to certain of the Managed Programs, at our sole discretion, generally for the purpose of facilitating acquisitions or for working capital purposes.

The principal outstanding balance on our line of credit to CPA:18 – Global was $21.1 million as of December 31, 2020. CPA:18 – Global repaid the principal outstanding balance in full during the nine months ended September 30, 2021.

Other

At September 30, 2021, we owned interests in ten jointly owned investments in real estate (including our investment in shares of common stock of WLT, as described in Note 7), with the remaining interests held by affiliates or third parties. We account for nine such investments under the equity method of accounting (Note 7) and consolidate the remaining investment. In addition, we owned stock of CPA:18 – Global and limited partnership units of CESH at that date. We accounted for our investment in CPA:18 – Global under the equity method of accounting and elected to account for our investment in CESH under the fair value option (Note 7).

Note 4. Land, Buildings and Improvements and Assets Held for Sale

Land, Buildings and Improvements — Operating Leases

Land and buildings leased to others, which are subject to operating leases, and real estate under construction, are summarized as follows (in thousands):

	September 30, 2021	December 31, 2020
Land	$2,122,213	$2,012,688
Buildings and improvements	9,348,418	8,724,064
Real estate under construction	90,547	119,391
Less: Accumulated depreciation	(1,382,006)	(1,206,912)
	$10,179,172	$9,649,231

During the nine months ended September 30, 2021, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro decreased by 5.6% to $1.1579 from $1.2271. As a result of this fluctuation in foreign currency exchange rates, the carrying value of our Land, buildings and improvements subject to operating leases decreased by $182.0 million from December 31, 2020 to September 30, 2021.

W. P. Carey 9/30/2021 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)
In connection with changes in lease classifications due to modifications of the underlying leases, we reclassified two properties with an aggregate carrying value of $28.8 million from Net investments in direct financing leases to Land, buildings and improvements during the nine months ended September 30, 2021 (Note 5).

Depreciation expense, including the effect of foreign currency translation, on our buildings and improvements subject to operating leases was $70.8 million and $64.9 million for the three months ended September 30, 2021 and 2020, respectively, and $207.2 million and $192.9 million for the nine months ended September 30, 2021 and 2020, respectively.

During the nine months ended September 30, 2021, we determined that the tenant/seller in the January 2020 acquisition of an industrial facility in Aurora, Oregon, would not be able to secure an easement on the property. As a result, the tenant/seller forfeited $5.0 million of the initial purchase price that we held back at the time of acquisition, the release of which was contingent on securing the easement. Since we previously accounted for this as a contingent liability and included the $5.0 million holdback within our capitalized real estate, we reduced the carrying value of Land, buildings and improvements subject to operating leases by this amount during the nine months ended September 30, 2021 and removed the corresponding liability from Accounts payable, accrued expenses and other liabilities on our consolidated balance sheets.

Acquisitions of Real Estate

During the nine months ended September 30, 2021, we entered into the following investments, which were deemed to be real estate asset acquisitions (dollars in thousands):

Property Location(s)	Number of Properties	Date of Acquisition	Property Type	Total Capitalized Costs
Grove City, Ohio, and Anderson, South Carolina	2	2/2/2021	Warehouse	$19,129
Various, New Jersey and Pennsylvania (a)	10	2/11/2021	Retail; Office	55,115
Central Valley, California (b)	4	2/11/2021	Warehouse; Land	75,008
Various, France (c) (d)	3	4/1/2021	Retail	119,341
Searcy, Arkansas	1	4/14/2021	Industrial	14,038
Detroit, Michigan	1	4/27/2021	Warehouse	52,810
Solihull, United Kingdom (c) (d)	1	5/4/2021	Warehouse	194,954
New Rochelle, New York	1	5/5/2021	Student Housing (Net Lease)	26,109
Groveport, Ohio	1	5/5/2021	Industrial	27,133
Dakota, Illinois	1	5/12/2021	Industrial	65,043
San Jose, California	1	5/13/2021	Industrial	51,949
Opelika, Alabama	1	6/7/2021	Warehouse	48,897
Niles and Elk Grove Village, Illinois; and Guelph, Canada	3	6/9/2021	Warehouse	42,829
Rome, New York	1	6/10/2021	Warehouse	44,781
St. Louis, Missouri	1	8/2/2021	Office	7,924
Frankfort, Indiana	1	8/26/2021	Warehouse	113,544
Various, United States (e)	6	9/1/2021	Hospitality	17,396
Rogers, Minnesota	1	9/9/2021	Warehouse	26,531
	40			$1,002,531
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
(e)This acquisition is comprised of the land under buildings that we already own.

W. P. Carey 9/30/2021 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)
The aggregate purchase price allocation for investments disclosed above is as follows (dollars in thousands):

Total Capitalized Costs
Land	$150,093
Buildings and improvements	728,528
Intangibles:
In-place lease (weighted-average expected life of 21.2 years)	153,505
Below-market rent (weighted-average expected life of 11.1 years)	(9,995)
Right-of-use assets:
Land lease right-of-use assets	5,979
Above-market ground lease intangibles, net	(4,155)
Prepaid rent liabilities	(15,445)
Operating lease liabilities	(5,979)
$1,002,531
As of September 30, 2021, we committed to purchase a food production facility in Lawrence, Kansas, for approximately $27.3 million upon completion of construction of the property, which is expected to take place during the fourth quarter of 2021.

Real Estate Under Construction

During the nine months ended September 30, 2021, we capitalized real estate under construction totaling $59.3 million. The number of construction projects in progress with balances included in real estate under construction was two and five as of September 30, 2021 and December 31, 2020, respectively. Aggregate unfunded commitments totaled approximately $41.1 million and $81.8 million as of September 30, 2021 and December 31, 2020, respectively.

During the nine months ended September 30, 2021, we completed the following construction projects (dollars in thousands):

Property Location(s)	Primary Transaction Type	Number of Properties	Date of Completion	Property Type	Total Capitalized Costs (a)
Mason, Ohio	Expansion	1	1/15/2021	Office	$2,428
Langen, Germany (a)	Build-to-suit	1	2/4/2021	Industrial	52,719
San Donato Milanese, Italy (a)	Renovation	1	6/30/2021	Retail; Office	7,244
Whitehall, Pennsylvania	Redevelopment	1	8/18/2021	Warehouse	25,769
		4			$88,160
__________
(a)Amount reflects the applicable exchange rate on the date of transaction.

As of September 30, 2021, we committed to fund a build-to-suit project for a research center in Wageningen, the Netherlands, for an aggregate amount of $29.1 million (based on the exchange rate of the euro at September 30, 2021). We currently expect to complete the project in the second quarter of 2022.

Capitalized interest incurred during construction was $0.6 million and $0.8 million for the three months ended September 30, 2021 and 2020, respectively, and $1.9 million and $2.1 million for the nine months ended September 30, 2021 and 2020, respectively, which reduces Interest expense in the consolidated statements of income.

Dispositions of Properties

During the nine months ended September 30, 2021, we sold nine properties, which were classified as Land, buildings and improvements subject to operating leases. As a result, the carrying value of our Land, buildings and improvements subject to operating leases decreased by $37.2 million from December 31, 2020 to September 30, 2021.

W. P. Carey 9/30/2021 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)
Lease Termination Income and Other

2021 — For the three and nine months ended September 30, 2021, lease termination income and other on our consolidated statements of income included: (i) interest income of $1.2 million and $3.0 million, respectively, from our loans receivable (Note 5); (ii) lease-related settlements totaling $0.8 million and $6.1 million, respectively; and (iii) income from a parking garage attached to one of our net-leased properties totaling $0.5 million and $1.4 million, respectively.

2020 — For the three and nine months ended September 30, 2020, lease termination income and other on our consolidated statements of income included: (i) lease-related settlements totaling $0.9 million and $6.6 million, respectively; (ii) income from a parking garage attached to one of our net-leased properties totaling $0.5 million and $1.7 million, respectively; and (iii) interest income from our loans receivable totaling $1.0 million during the nine months ended September 30, 2020 (Note 5).

Leases

Operating Lease Income

Lease income related to operating leases recognized and included in the consolidated statements of income is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease income — fixed	$271,360	$249,356	$790,391	$725,321
Lease income — variable (a)	27,255	26,871	81,953	74,424
Total operating lease income (b)	$298,615	$276,227	$872,344	$799,745
__________
(a)Includes (i) rent increases based on changes in the U.S. Consumer Price Index and other comparable indices and (ii) reimbursements for property taxes, insurance, and common area maintenance services.
(b)Excludes $15.6 million and $17.6 million for the three months ended September 30, 2021 and 2020, respectively, and $48.9 million and $56.5 million for nine months ended September 30, 2021 and 2020, respectively, of interest income from direct financing leases that is included in Lease revenues in the consolidated statements of income.

Land, Buildings and Improvements — Operating Properties

At both September 30, 2021, and December 31, 2020, Land, buildings and improvements attributable to operating properties consisted of our investments in ten consolidated self-storage properties and one consolidated hotel. Below is a summary of our Land, buildings and improvements attributable to operating properties (in thousands):

	September 30, 2021	December 31, 2020
Land	$10,452	$10,452
Buildings and improvements	73,221	73,024
Less: Accumulated depreciation	(16,065)	(14,004)
	$67,608	$69,472

Depreciation expense on our buildings and improvements attributable to operating properties was $0.7 million for both the three months ended September 30, 2021 and 2020, and $2.1 million for both the nine months ended September 30, 2021 and 2020.

W. P. Carey 9/30/2021 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)
Assets Held for Sale, Net

Below is a summary of our properties held for sale (in thousands):

	September 30, 2021	December 31, 2020
Land, buildings and improvements	$12,993	$14,051
In-place lease intangible assets and other, net	1,454	12,754
Above-market rent intangible assets	394	518
Accumulated depreciation and amortization	(3,169)	(8,733)
Assets held for sale, net	$11,672	$18,590

At September 30, 2021, we had three properties classified as Assets held for sale, net, with an aggregate carrying value of $11.7 million. At December 31, 2020, we had four properties classified as Assets held for sale, net, with an aggregate carrying value of $18.6 million. All of these properties were sold in 2021.

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

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	September 30, 2021	December 31, 2020
Lease payments receivable	$434,089	$527,691
Unguaranteed residual value	598,661	677,722
	1,032,750	1,205,413
Less: unearned income	(389,223)	(476,365)
Less: allowance for credit losses (a)	(10,337)	(17,074)
	$633,190	$711,974
__________
(a)During the nine months ended September 30, 2021 and 2020, we recorded a net reversal of allowance for credit losses of $6.7 million and a net allowance for credit losses of $6.1 million, respectively, on our Net investments in direct financing leases due to changes in expected economic conditions, which was included within Other gains and (losses) in our consolidated statements of income.

Interest income from direct financing leases, which is included in Lease revenues in the consolidated financial statements, was $15.6 million and $17.6 million for the three months ended September 30, 2021 and 2020, respectively, and $48.9 million and $56.5 million for the nine months ended September 30, 2021 and 2020, respectively.

During the nine months ended September 30, 2021, we sold four properties accounted for as direct financing leases that had an aggregate net carrying value of $35.8 million. During the nine months ended September 30, 2021, we reclassified two properties with an aggregate carrying value of $28.8 million from Net investments in direct financing leases to Land, buildings and improvements subject to operating leases in connection with changes in lease classifications due to modifications of the underlying leases. During the nine months ended September 30, 2021, the U.S. dollar strengthened against the euro, resulting in a $18.0 million decrease in the carrying value of Net investments in direct financing leases from December 31, 2020 to September 30, 2021.

W. P. Carey 9/30/2021 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)
Loans Receivable

At both September 30, 2021 and December 31, 2020, we had two loans receivable related to a domestic investment with an aggregate carrying value of $24.1 million (net of allowance for credit losses of $12.6 million), which are included in Other assets, net in the consolidated financial statements. In the first quarter of 2021, we entered into an agreement with the borrowers, who agreed to pay us at maturity a total of $3.7 million of unpaid interest due over the previous year. We did not recognize this interest in the consolidated financial statements due to uncertainty of collectibility. Earnings from our loans receivable are included in Lease termination income and other in the consolidated financial statements, and totaled $1.2 million for the three months ended September 30, 2021, and $3.0 million and $1.0 million for the nine months ended September 30, 2021 and 2020, respectively. We did not recognize income from our loans receivable during the three months ended September 30, 2020, since such income was deemed uncollectible as a result of the COVID-19 pandemic.

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. At both September 30, 2021 and December 31, 2020, other than uncollected income from our loans receivable (as noted above), no material balances of our finance receivables were past due. Other than the lease modifications noted under Net Investments in Direct Financing Leases above, there were no material modifications of finance receivables during the nine months ended September 30, 2021.

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

A summary of our finance receivables by internal credit quality rating, excluding our deferred acquisition fees receivable and allowance for credit losses, is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
1 – 3	17	18	$514,709	$587,103
4	10	9	165,554	141,944
5	—	2	—	36,737
			$680,263	$765,784

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

W. P. Carey 9/30/2021 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)
Goodwill within our Real Estate segment decreased by $6.8 million during the nine months ended September 30, 2021 due to foreign currency translation adjustments, from $881.5 million as of December 31, 2020 to $874.6 million as of September 30, 2021. Goodwill within our Investment Management segment was $29.3 million as of September 30, 2021, unchanged from December 31, 2020.

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
Internal-use software development costs	$19,577	$(17,912)	$1,665	$19,204	$(15,711)	$3,493
Trade name	3,975	(3,382)	593	3,975	(2,786)	1,189
	23,552	(21,294)	2,258	23,179	(18,497)	4,682
Lease Intangibles:
In-place lease	2,276,549	(914,496)	1,362,053	2,181,584	(828,219)	1,353,365
Above-market rent	859,386	(480,780)	378,606	881,159	(440,952)	440,207
	3,135,935	(1,395,276)	1,740,659	3,062,743	(1,269,171)	1,793,572
Indefinite-Lived Goodwill
Goodwill	903,976	—	903,976	910,818	—	910,818
Total intangible assets	$4,063,463	$(1,416,570)	$2,646,893	$3,996,740	$(1,287,668)	$2,709,072

Finite-Lived Intangible Liabilities
Below-market rent	$(276,134)	$101,717	$(174,417)	$(270,730)	$90,193	$(180,537)
Indefinite-Lived Intangible Liabilities
Below-market purchase option	(16,711)	—	(16,711)	(16,711)	—	(16,711)
Total intangible liabilities	$(292,845)	$101,717	$(191,128)	$(287,441)	$90,193	$(197,248)

During the nine months ended September 30, 2021, the U.S. dollar strengthened against the euro, resulting in a decrease of $33.4 million in the carrying value of our net intangible assets from December 31, 2020 to September 30, 2021. Net amortization of intangibles, including the effect of foreign currency translation, was $55.2 million and $54.5 million for the three months ended September 30, 2021 and 2020, respectively, and $166.9 million and $171.8 million for the nine months ended September 30, 2021 and 2020, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues and amortization of internal-use software development, trade name, and in-place lease intangibles is included in Depreciation and amortization.

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

We classify distributions received from equity method investments using the cumulative earnings approach. In general, distributions received are considered returns on the investment and classified as cash inflows from operating activities. If, however, the investor’s cumulative distributions received, less distributions received in prior periods determined to be returns of investment, exceeds cumulative equity in earnings recognized, the excess is considered a return of investment and is classified as cash inflows from investing activities.

W. P. Carey 9/30/2021 10-Q – 21

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

The following table sets forth certain information about our investments in the Managed Programs (dollars in thousands):

	% of Outstanding Interests Owned at		Carrying Amount of Investment at
Fund	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
CPA:18 – Global (a)	5.265%	4.569%	$60,296	$51,949
CPA:18 – Global operating partnership	0.034%	0.034%	209	209
CESH (b)	2.430%	2.430%	4,936	4,399
			$65,441	$56,557
__________
(a)During the nine months ended September 30, 2021, we received asset management revenue from CPA:18 – Global in shares of its common stock, which increased our ownership percentage in CPA:18 – Global (Note 3).
(b)Investment is accounted for at fair value.

CPA:18 – Global — We received distributions from this investment during the nine months ended September 30, 2021 and 2020 of $1.4 million and $2.2 million, respectively. We received distributions from our investment in the CPA:18 – Global operating partnership during the nine months ended September 30, 2021 and 2020 of $4.9 million and $5.1 million, respectively (Note 3).

CWI 1 — We received distributions from this investment during the nine months ended September 30, 2020 of $0.8 million.

CWI 2 — We received distributions from this investment during the nine months ended September 30, 2020 of $0.5 million.

CESH — We have elected to account for our investment in CESH at fair value by selecting the equity method fair value option available under GAAP. We record our investment in CESH on a one quarter lag; therefore, the balance of our equity method investment in CESH recorded as of September 30, 2021 is based on the estimated fair value of our investment as of June 30, 2021. We received distributions from this investment during the nine months ended September 30, 2021 of $1.3 million. We did not receive a distribution from this investment during the nine months ended September 30, 2020.

At September 30, 2021 and December 31, 2020, the aggregate unamortized basis differences on our equity method investments in the Managed Programs were $22.2 million and $18.8 million, respectively.

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

W. P. Carey 9/30/2021 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)
The following table sets forth our ownership interests in our equity method investments in real estate, excluding the Managed Programs, and their respective carrying values (dollars in thousands):

			Carrying Value at
Lessee/Fund/Description	Co-owner	Ownership Interest	September 30, 2021	December 31, 2020
Las Vegas Retail Complex (a)	Third Party	N/A	$93,997	$—
Johnson Self Storage	Third Party	90%	67,807	68,979
Kesko Senukai (b)	Third Party	70%	42,044	46,443
WLT (c)	WLT	5%	34,319	44,182
Harmon Retail Corner (d)	Third Party	15%	24,358	23,815
Bank Pekao (b)	CPA:18 – Global	50%	17,558	17,850
State Farm Mutual Automobile Insurance Co. (e)	CPA:18 – Global	50%	7,484	15,475
Apply Sørco AS (f)	CPA:18 – Global	49%	5,940	7,156
Fortenova Grupa d.d. (b)	CPA:18 – Global	20%	2,887	2,989
			$296,394	$226,889
__________
(a)See “Las Vegas Retail Complex” below for discussion of this equity method investment in real estate.
(b)The carrying value of this investment is affected by fluctuations in the exchange rate of the euro.
(c)Following the closing of the CWI 1 and CWI 2 Merger, we own 12,208,243 shares of common stock of WLT, which we account for as an equity method investment in real estate. We follow the hypothetical liquidation at book value (“HLBV”) model for this investment. We record any earnings from our investment in shares of common stock of WLT on a one quarter lag (Note 3). For the three and nine months ended September 30, 2021, we recognized losses of $1.4 million and $9.9 million, respectively, from our equity method investment in WLT (due to the adverse impact of the COVID-19 pandemic on its operations), which was recognized within Earnings (losses) from equity method investments in our consolidated statements of income.
(d)This investment is reported using the HLBV model, which may be different than pro rata ownership percentages, primarily due to the capital structure of the partnership agreement.
(e)We recognized an other-than-temporary impairment charge of $6.8 million on this investment during the nine months ended September 30, 2021, as described in Note 8.
(f)The carrying value of this investment is affected by fluctuations in the exchange rate of the Norwegian krone.

We received aggregate distributions of $14.1 million and $11.2 million from our other unconsolidated real estate investments for the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021 and December 31, 2020, the aggregate unamortized basis differences on our unconsolidated real estate investments were $8.7 million and $16.1 million, respectively. This decrease was primarily due to the other-than-temporary impairment charge that we recognized on an equity method investment in real estate during the nine months ended September 30, 2021, as described above and in Note 8.

Las Vegas Retail Complex

On June 10, 2021, we entered into an agreement to fund a construction loan of approximately $224.3 million for a retail complex in Las Vegas, Nevada, at an interest rate of 6.0% and term of 36 months. Through September 30, 2021, we funded $93.5 million, with the remaining amount expected to be funded over the 15 to 22 months following closing. We hold a purchase option for two net-leased units at the complex upon its completion, as well as an equity purchase option to acquire a 47.5% equity interest in the partnership that owns the borrower. As of the agreement date, we did not deem the exercise of the purchase options to be reasonably certain.

In accordance with ASC 810, Consolidation, we determined that this loan will not be consolidated, but due to the characteristics of the arrangement (including our participation in expected residual profits), the risks and rewards of the agreement are similar to those associated with an investment in real estate rather than a loan. Therefore, the loan will be treated as an implied investment in real estate (as an equity method investment in real estate) for accounting purposes in accordance with the acquisition, development and construction arrangement sub-section of ASC 310, Receivables. Interest income from this investment was $1.4 million and $1.6 million for the three and nine months ended September 30, 2021, respectively, which was recognized within Earnings (losses) from equity method investments in our consolidated statements of income.

W. P. Carey 9/30/2021 10-Q – 23

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

Investment in Shares of Lineage Logistics — We have elected to apply the measurement alternative under ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10) to account for our investment in shares of Lineage Logistics (a cold storage REIT), which is included in Other assets, net in the consolidated financial statements. Under this alternative, the carrying value is adjusted for any impairments or changes in fair value resulting from observable transactions for similar or identical investments in the issuer. We classified this investment as Level 3 because it is not traded in an active market. We recognized non-cash unrealized gains on our investment in shares of Lineage Logistics totaling $52.9 million and $76.3 million during the three and nine months ended September 30, 2021, respectively, and $48.8 million during both the three and nine months ended September 30, 2020, due to a secondary market transaction at a higher price per share, which were recorded within Other gains and (losses) in the consolidated financial statements. In addition, during the nine months ended September 30, 2021, we received a cash dividend of $6.4 million from our investment in shares of Lineage Logistics, which was recorded within Non-operating income in the consolidated financial statements. See Note 13 for further discussion of the impact of Lineage Logistics’s conversion to a REIT during the first quarter of 2020. The fair value of this investment was $366.3 million and $290.0 million at September 30, 2021 and December 31, 2020, respectively.

W. P. Carey 9/30/2021 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)
Investment in Shares of GCIF — We account for our investment in shares of Guggenheim Credit Income Fund (“GCIF”), which is included in Other assets, net in the consolidated financial statements, at fair value. We classified this investment as Level 2 because we used a quoted price from an inactive market to determine its fair value. During the nine months ended September 30, 2021, we redeemed a portion of our investment in shares of GCIF for approximately $0.8 million and recognized a net loss of $0.1 million, which was included within Other gains and (losses) in the consolidated statements of income. During the nine months ended September 30, 2021, we received liquidating distributions from our investment in shares of GCIF totaling $1.4 million, which reduced the cost basis of our investment (in March 2021, GCIF announced its intention to liquidate and to distribute substantially all of its assets). In addition, during the nine months ended September 30, 2021 and 2020, we received distributions from our investment in shares of GCIF totaling less than $0.1 million and $0.5 million, respectively, which were recorded within Non-operating income in the consolidated financial statements. During the nine months ended September 30, 2021, we recognized unrealized gains on our investment in shares of GCIF totaling $0.6 million, which was recognized within Other gains and (losses) in the consolidated financial statements. The fair value of our investment in shares of GCIF was $4.4 million and $6.1 million at September 30, 2021 and December 31, 2020, respectively.

Investment in Preferred Shares of WLT — We account for our investment in preferred shares of WLT (Note 3), which is included in Other assets, net in the consolidated financial statements, as available-for-sale debt securities at fair value. The fair value was primarily determined by a discounted cash flow approach based on a weighted-average probability analysis of certain redemption options. We classified this investment as Level 3 because the discounted cash flow valuation model incorporates unobservable inputs to determine its fair value, including a cash flow discount rate of 15% as of September 30, 2021. During the three and nine months ended September 30, 2021, we received cash dividends of $0.8 million and $4.1 million, respectively, from our investment in preferred shares of WLT, which was recorded within Non-operating income in the consolidated financial statements. The fair value of our investment in preferred shares of WLT was $46.3 million as of both September 30, 2021 and December 31, 2020.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the nine months ended September 30, 2021 or 2020. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements.

Our other material financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		September 30, 2021		December 31, 2020
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Unsecured Notes, net (a) (b) (c)	2	$5,419,419	$5,766,633	$5,146,192	$5,639,586
Non-recourse mortgages, net (a) (b) (d)	3	688,430	690,310	1,145,554	1,148,551
__________
(a)The carrying value of Senior Unsecured Notes, net (Note 10) includes unamortized deferred financing costs of $27.0 million and $23.9 million at September 30, 2021 and December 31, 2020, respectively. The carrying value of Non-recourse mortgages, net includes unamortized deferred financing costs of $0.2 million and $0.4 million at September 30, 2021 and December 31, 2020, respectively.
(b)The carrying value of Senior Unsecured Notes, net includes unamortized discount of $27.2 million and $22.6 million at September 30, 2021 and December 31, 2020, respectively. The carrying value of Non-recourse mortgages, net includes unamortized discount of $3.1 million and $4.5 million at September 30, 2021 and December 31, 2020, respectively.
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

We estimated that our other financial assets and liabilities, including amounts outstanding under our Senior Unsecured Credit Facility (Note 10), but excluding finance receivables (Note 5), had fair values that approximated their carrying values at both September 30, 2021 and December 31, 2020.

W. P. Carey 9/30/2021 10-Q – 25

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

The following tables present information about assets for which we recorded an impairment charge and that were measured at fair value on a non-recurring basis (in thousands):

	Three Months Ended September 30,
	2021		2020
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Land, buildings and improvements and intangibles	$13,912	$16,301	$—	$—
		$16,301		$—

	Nine Months Ended September 30,
	2021		2020
	Fair Value Measurements	Impairment Charges	Fair Value Measurements	Impairment Charges
Impairment Charges
Land, buildings and improvements and intangibles	$13,912	$16,301	$12,148	$19,420
Equity method investments	8,175	6,830	37,396	47,112
		$23,131		$66,532

Impairment charges, and their related triggering events and fair value measurements, recognized during the three and nine months ended September 30, 2021 and 2020 were as follows:

Land, Buildings and Improvements and Intangibles

The impairment charges described below are reflected within Impairment charges in our consolidated statements of income.

During the three and nine months ended September 30, 2021, we recognized an impairment charge of $16.3 million on a property in order to reduce the carrying value of the property to its estimated fair value, due to the existing tenant’s non-renewal of its lease expiring in 2022. The fair value measurement was determined by estimating discounted cash flows using four significant unobservable inputs, which were the cash flow discount rate (range of 7.00% to 9.00%), terminal capitalization rate (range of 6.00% to 7.00%), estimated market rents (range of $10 to $11 per square foot), and estimated capital expenditures ($100 per square foot).

During the nine months ended September 30, 2020, we recognized impairment charges totaling $16.0 million on two properties leased to the same tenant in order to reduce the carrying values of the properties to their estimated fair values, due to potential property vacancies. The fair value measurements were determined using a direct capitalization rate analysis based on the probability of vacancy versus the tenant continuing in the lease; the capitalization rate for the various scenarios ranged from 6.25% to 11.00%.

In addition, we recognized an impairment charge of $3.4 million on a property in order to reduce the carrying value of the property to its estimated fair value. The fair value measurement approximated its estimated selling price; it was sold in September 2020.

W. P. Carey 9/30/2021 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)
Equity Method Investments

The other-than-temporary impairment charges described below are reflected within Earnings (losses) from equity method investments in our consolidated statements of income.

During the nine months ended September 30, 2021, we recognized an other-than-temporary impairment charge of $6.8 million on a jointly owned real estate investment to reduce the carrying value of our investment to its estimated fair value, which declined due to changes in expected cash flows related to the existing tenant’s lease expiration in 2028. The fair value measurement was determined by estimating discounted cash flows using three significant unobservable inputs, which were the cash flow discount rate (5.75%), residual discount rate (7.50%), and residual capitalization rate (6.75%).

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

Derivative Financial Instruments

There have been no significant changes in our derivative financial instrument policies from what was disclosed in the 2020 Annual Report. At both September 30, 2021 and December 31, 2020, no cash collateral had been posted nor received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Derivative Assets Fair Value at		Derivative Liabilities Fair Value at
		September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Foreign currency collars	Other assets, net	$16,345	$3,489	$—	$—
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(1,683)	(15,122)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(1,295)	(5,859)
		16,345	3,489	(2,978)	(20,981)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	5,300	5,800	—	—
		5,300	5,800	—	—
Total derivatives		$21,645	$9,289	$(2,978)	$(20,981)

W. P. Carey 9/30/2021 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)
The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss) (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2021	2020	2021	2020
Foreign currency collars	$12,666	$(17,029)	$26,294	$(5,524)
Interest rate swaps	203	312	3,851	(2,047)
Interest rate caps	1	4	5	5
Foreign currency forward contracts	—	—	—	(5,272)
Derivatives in Net Investment Hedging Relationships (b)
Foreign currency collars	—	(16)	—	9
Total	$12,870	$(16,729)	$30,150	$(12,829)

		Amount of Gain (Loss) on Derivatives Reclassified from Other Comprehensive Income (Loss)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Interest rate swaps and caps (c)	Interest expense	$(196)	$(548)	$(720)	$(1,254)
Foreign currency collars	Non-operating income	14	1,664	(553)	4,565
Foreign currency forward contracts	Non-operating income	—	—	—	5,716
Total		$(182)	$1,116	$(1,273)	$9,027
__________
(a)Excludes net gains of $0.2 million and less than $0.1 million recognized on unconsolidated jointly owned investments for the three months ended September 30, 2021 and 2020, respectively, and net gains of $0.9 million and net losses of $0.4 million for the nine months ended September 30, 2021 and 2020, respectively.
(b)The changes in fair value of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive (loss) income.
(c)Amount for the nine months ended September 30, 2021 excludes other comprehensive income totaling $3.1 million that was released from the consolidated financial statements (along with the related liability balances) upon the termination of interest rate swaps in connection with certain prepayments of non-recourse mortgage loans during the period (Note 10).

Amounts reported in Other comprehensive (loss) income related to interest rate derivative contracts will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive (loss) income related to foreign currency derivative contracts will be reclassified to Non-operating income when the hedged foreign currency contracts are settled. As of September 30, 2021, we estimate that an additional $0.7 million and $5.5 million will be reclassified as Interest expense and Non-operating income, respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Foreign currency collars	Non-operating income	$357	$(1,368)	$516	$(937)
Interest rate swaps	Interest expense	—	11	—	41
Stock warrants	Other gains and (losses)	—	—	(500)	(1,300)
Foreign currency forward contracts	Non-operating income	—	—	—	(43)
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	Interest expense	223	627	1,354	1,491
Total		$580	$(730)	$1,370	$(748)

See below for information on our purposes for entering into derivative instruments.

W. P. Carey 9/30/2021 10-Q – 28

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

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at September 30, 2021 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2021 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	2	47,506	EUR	$(1,020)
Interest rate swaps	2	21,895	USD	(275)
Interest rate cap	1	10,842	EUR	—
				$(1,295)
__________
(a)Fair value amounts are based on the exchange rate of the euro or British pound sterling at September 30, 2021, as applicable.

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

The following table presents the foreign currency collars that we had outstanding at September 30, 2021 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2021
Designated as Cash Flow Hedging Instruments
Foreign currency collars	94	335,500	EUR	$13,854
Foreign currency collars	96	58,300	GBP	808
				$14,662

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of September 30, 2021. At September 30, 2021, our total credit exposure and the maximum exposure to any single counterparty was $14.9 million and $3.9 million, respectively.

W. P. Carey 9/30/2021 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)
Some of the agreements we have with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At September 30, 2021, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives in a net liability position was $3.0 million and $25.1 million at September 30, 2021 and December 31, 2020, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at September 30, 2021 or December 31, 2020, we could have been required to settle our obligations under these agreements at their aggregate termination value of $3.0 million and $25.6 million, respectively.

Net Investment Hedges

Borrowings under our Senior Unsecured Notes, Unsecured Revolving Credit Facility, and Unsecured Term Loans (all as defined in Note 10) denominated in euro, British pounds sterling, or Japanese yen are designated as, and are effective as, economic hedges of our net investments in foreign entities.

Exchange rate variations impact our financial results because the financial results of our foreign subsidiaries are translated to U.S. dollars each period, with the effect of exchange rate variations being recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. As a result, changes in the value of our borrowings under our euro-denominated senior notes and changes in the value of our euro, Japanese yen, and British pound sterling borrowings under our Senior Unsecured Credit Facility, related to changes in the spot rates, will be reported in the same manner as foreign currency translation adjustments, which are recorded in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. Such gains (losses) related to non-derivative net investment hedges were $92.6 million and $(140.5) million for the three months ended September 30, 2021 and 2020, respectively, and $190.5 million and $(118.5) million for the nine months ended September 30, 2021 and 2020, respectively.

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

As of both September 30, 2021 and December 31, 2020, we have drawn down our Unsecured Term Loans in full.

At September 30, 2021, our Unsecured Revolving Credit Facility had available capacity of approximately $1.5 billion (net of amounts reserved for standby letters of credit totaling $18.8 million). We incur an annual facility fee of 0.20% of the total commitment on our Unsecured Revolving Credit Facility, which is included within Interest expense in our consolidated statements of income.

W. P. Carey 9/30/2021 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)
The following table presents a summary of our Senior Unsecured Credit Facility (dollars in thousands):

	Interest Rate at September 30, 2021 (a)	Maturity Date at September 30, 2021	Principal Outstanding Balance at
Senior Unsecured Credit Facility			September 30, 2021	December 31, 2020
Unsecured Term Loans:
Term Loan — borrowing in British pounds sterling (b)	GBP LIBOR + 0.95%	2/20/2025	$201,835	$204,737
Delayed Draw Term Loan — borrowing in euros (c)	EURIBOR + 0.95%	2/20/2025	111,737	118,415
			313,572	323,152
Unsecured Revolving Credit Facility:
Borrowing in British pounds sterling	GBP LIBOR + 0.85%	2/20/2025	192,416	—
Borrowing in euros (c)	EURIBOR + 0.85%	2/20/2025	40,527	58,901
Borrowing in Japanese yen	JPY LIBOR + 0.85%	2/20/2025	21,520	23,380
			254,463	82,281
			$568,035	$405,433
__________
(a)The applicable interest rate at September 30, 2021 was based on the credit rating for our Senior Unsecured Notes of BBB/Baa2.
(b)Balance excludes unamortized discount of $1.0 million and $1.2 million at September 30, 2021 and December 31, 2020, respectively.
(c)EURIBOR means Euro Interbank Offered Rate.

Senior Unsecured Notes

As set forth in the table below, we have euro and U.S. dollar-denominated senior unsecured notes outstanding with an aggregate principal balance outstanding of $5.5 billion at September 30, 2021 (the “Senior Unsecured Notes”).

On February 25, 2021, we completed an underwritten public offering of $425.0 million of 2.250% Senior Notes due 2033, at a price of 98.722% of par value. These 2.250% Senior Notes due 2033 have a 12.1-year term and are scheduled to mature on April 1, 2033. Proceeds from this offering were used to prepay non-recourse mortgage loans totaling $427.5 million (including prepayment penalties), as described below.

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

W. P. Carey 9/30/2021 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)
Interest on the Senior Unsecured Notes is payable annually in arrears for our euro-denominated senior notes and semi-annually for U.S. dollar-denominated senior notes. The Senior Unsecured Notes can be redeemed at par within three months of their respective maturities, or we can call the notes at any time for the principal, accrued interest, and a make-whole amount based upon the applicable government bond yield plus 30 to 35 basis points. The following table presents a summary of our Senior Unsecured Notes outstanding at September 30, 2021 (currency in thousands):

		Principal Amount	Coupon Rate	Maturity Date	Principal Outstanding Balance at
Senior Unsecured Notes, net (a)	Issue Date				September 30, 2021	December 31, 2020
2.0% Senior Notes due 2023	1/21/2015	€500,000	2.0%	Redeemed	$—	$613,550
4.6% Senior Notes due 2024	3/14/2014	$500,000	4.6%	4/1/2024	500,000	500,000
2.25% Senior Notes due 2024	1/19/2017	€500,000	2.25%	7/19/2024	578,950	613,550
4.0% Senior Notes due 2025	1/26/2015	$450,000	4.0%	2/1/2025	450,000	450,000
2.250% Senior Notes due 2026	10/9/2018	€500,000	2.250%	4/9/2026	578,950	613,550
4.25% Senior Notes due 2026	9/12/2016	$350,000	4.25%	10/1/2026	350,000	350,000
2.125% Senior Notes due 2027	3/6/2018	€500,000	2.125%	4/15/2027	578,950	613,550
1.350% Senior Notes due 2028	9/19/2019	€500,000	1.350%	4/15/2028	578,950	613,550
3.850% Senior Notes due 2029	6/14/2019	$325,000	3.850%	7/15/2029	325,000	325,000
0.950% Senior Notes due 2030	3/8/2021	€525,000	0.950%	6/1/2030	607,898	—
2.400% Senior Notes due 2031	10/14/2020	$500,000	2.400%	2/1/2031	500,000	500,000
2.250% Senior Notes due 2033	2/25/2021	$425,000	2.250%	4/1/2033	425,000	—
					$5,473,698	$5,192,750
__________
(a)Aggregate balance excludes unamortized deferred financing costs totaling $27.0 million and $23.8 million, and unamortized discount totaling $27.2 million and $22.5 million, at September 30, 2021 and December 31, 2020, respectively.

In connection with the offering of the 2.250% Senior Notes due 2033 in February 2021 and the 0.950% Senior Notes due 2030 in March 2021, we incurred financing costs totaling $8.2 million during the nine months ended September 30, 2021, which are included in Senior Unsecured Notes, net in the consolidated financial statements and are being amortized to Interest expense over the term of their respective Senior Notes.

On October 15, 2021, we completed an underwritten public offering of $350.0 million of 2.450% Senior Notes due 2032, at a price of 99.048% of par value, in our inaugural green bond offering. These 2.450% Senior Notes due 2032 have a 10.3-year term and are scheduled to mature on February 1, 2032 (Note 16).

Covenants

The Credit Agreement, each of the Senior Unsecured Notes, and certain of our non-recourse mortgage loan agreements include customary financial maintenance covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. There have been no significant changes in our debt covenants from what was disclosed in the 2020 Annual Report (which are consistent with debt covenants for the Senior Unsecured Notes issued during the nine months ended September 30, 2021). We were in compliance with all of these covenants at September 30, 2021.

Non-Recourse Mortgages

At September 30, 2021, the weighted-average interest rate for our total non-recourse mortgage notes payable was 4.1% (fixed-rate and variable-rate non-recourse mortgage notes payable were 4.7% and 2.1%, respectively), with maturity dates ranging from March 2022 to September 2031.

W. P. Carey 9/30/2021 10-Q – 32

Notes to Consolidated Financial Statements (Unaudited)
Repayments

During the nine months ended September 30, 2021, we (i) prepaid non-recourse mortgage loans totaling $427.5 million, and (ii) repaid non-recourse mortgage loans at maturity with an aggregate principal balance of approximately $27.5 million. We recognized an aggregate net loss on extinguishment of debt of $32.0 million on these repayments, primarily comprised of prepayment penalties totaling $32.1 million, which is included within Other gains and (losses) on our consolidated statements of income. The weighted-average interest rate for these non-recourse mortgage loans on their respective dates of repayment was 5.1%. We funded these prepayments primarily using proceeds from the issuance of the $425.0 million of 2.250% Senior Notes due 2033.

Foreign Currency Exchange Rate Impact

During the nine months ended September 30, 2021, the U.S. dollar strengthened against the euro, resulting in an aggregate decrease of $205.0 million in the aggregate carrying values of our Non-recourse mortgages, net, Senior Unsecured Credit Facility, and Senior Unsecured Notes, net from December 31, 2020 to September 30, 2021.

Scheduled Debt Principal Payments

Scheduled debt principal payments as of September 30, 2021 are as follows (in thousands):

Years Ending December 31,	Total (a)
2021 (remainder)	$5,704
2022	311,752
2023	201,156
2024	1,120,399
2025	1,112,036
Thereafter through 2031	3,982,399
Total principal payments	6,733,446
Unamortized discount, net (b)	(31,330)
Unamortized deferred financing costs	(27,199)
Total	$6,674,917
__________
(a)Certain amounts are based on the applicable foreign currency exchange rate at September 30, 2021.
(b)Represents the unamortized discount on the Senior Unsecured Notes of $27.2 million in aggregate, unamortized discount, net, of $3.1 million in aggregate primarily resulting from the assumption of property-level debt in connection with business combinations, and unamortized discount of $1.0 million on the Term Loan.

Note 11. Commitments and Contingencies

At September 30, 2021, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 12. Stock-Based Compensation and Equity

Stock-Based Compensation

We maintain several stock-based compensation plans, which are more fully described in the 2020 Annual Report. There have been no significant changes to the terms and conditions of any of our stock-based compensation plans or arrangements during the nine months ended September 30, 2021. We recorded stock-based compensation expense of $4.4 million and $4.6 million during the three months ended September 30, 2021 and 2020, respectively, and $18.8 million and $10.1 million during the nine months ended September 30, 2021 and 2020, respectively, which was included in Stock-based compensation expense in the consolidated financial statements.

W. P. Carey 9/30/2021 10-Q – 33

Notes to Consolidated Financial Statements (Unaudited)
Restricted and Conditional Awards

Nonvested restricted share awards (“RSAs”), restricted share units (“RSUs”), and performance share units (“PSUs”) at September 30, 2021 and changes during the nine months ended September 30, 2021 were as follows:

	RSA and RSU Awards		PSU Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2021	260,977	$74.75	262,013	$88.99
Granted (a)	191,940	67.44	134,290	86.19
Vested (b)	(136,120)	72.60	(151,678)	76.04
Forfeited	(9,883)	71.92	(16,463)	93.91
Adjustment (c)	—	—	161,125	75.13
Nonvested at September 30, 2021 (d)	306,914	$71.22	389,287	$87.33
__________
(a)The grant date fair value of RSAs and RSUs reflect our stock price on the date of grant on a one-for-one basis. The grant date fair value of PSUs was determined utilizing (i) a Monte Carlo simulation model to generate an estimate of our future stock price over the three-year performance period and (ii) future financial performance projections. To estimate the fair value of PSUs granted during the nine months ended September 30, 2021, we used a risk-free interest rate of 0.2%, an expected volatility rate of 36.7%, and assumed a dividend yield of zero.
(b)The grant date fair value of shares vested during the nine months ended September 30, 2021 was $21.4 million. Employees have the option to take immediate delivery of the shares upon vesting or defer receipt to a future date pursuant to previously made deferral elections. At September 30, 2021 and December 31, 2020, we had an obligation to issue 1,104,020 and 986,859 shares, respectively, of our common stock underlying such deferred awards, which is recorded within Total stockholders’ equity as a Deferred compensation obligation of $49.8 million and $42.0 million, respectively.
(c)Vesting and payment of the PSUs is conditioned upon certain company and/or market performance goals being met during the relevant three-year performance period. The ultimate number of PSUs to be vested will depend on the extent to which the performance goals are met and can range from zero to three times the original awards. As a result, we recorded adjustments at September 30, 2021 to reflect the number of shares expected to be issued when the PSUs vest.
(d)At September 30, 2021, total unrecognized compensation expense related to these awards was approximately $30.9 million, with an aggregate weighted-average remaining term of 1.9 years.

Earnings Per Share

The following table summarizes basic and diluted earnings (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income — basic and diluted	$138,547	$149,397	$310,426	$320,787

Weighted-average shares outstanding — basic	185,422,639	174,974,185	180,753,115	173,879,068
Effect of dilutive securities	589,839	287,627	570,013	264,970
Weighted-average shares outstanding — diluted	186,012,478	175,261,812	181,323,128	174,144,038

For the three and nine months ended September 30, 2021 and 2020, there were no potentially dilutive securities excluded from the computation of diluted earnings per share.

W. P. Carey 9/30/2021 10-Q – 34

Notes to Consolidated Financial Statements (Unaudited)
ATM Program

Our ATM Program is discussed in the 2020 Annual Report. During the nine months ended September 30, 2021, we issued 4,225,624 shares of our common stock under our ATM Program at a weighted-average price of $72.50 per share, for net proceeds of $302.5 million. During the three months ended September 30, 2021, as well as the three and nine months ended September 30, 2020, we did not issue any shares of our common stock under our ATM Program. Proceeds from issuances of common stock under our ATM Program during the nine months ended September 30, 2021 were used primarily to pay down a portion of the amounts then outstanding under our Unsecured Revolving Credit Facility and for general corporate purposes. As of September 30, 2021, $310.1 million remained available for issuance under our ATM Program.

Forward Equity Offerings

From time to time, we have entered into underwriting agreements and forward sale agreements with syndicates of banks acting as underwriters, forward sellers, and/or forward purchasers in connection with public offerings of our common stock. At the closing of these transactions, the offered shares were borrowed from third parties by the banks acting as forward purchasers and sold to the underwriters for distribution at the respective gross offering prices. As a result of this forward construct, we did not receive any proceeds from the sale of shares at the closing of each offering, but rather at later settlement dates. We have determined that the forward sale agreements meet the criteria for equity classification and are therefore exempt from derivative accounting. We recorded the forward sale agreements at fair value at inception, which we determined to be zero. Subsequent changes to fair value are not required under equity classification.

We refer to our three forward equity offerings presented below as the June 2020 Equity Forwards, June 2021 Equity Forwards, and August 2021 Equity Forwards (collectively, the “Equity Forwards”) (gross offering proceeds at closing in thousands):

	Agreement Date (a)	Shares Offered (b)	Gross Offering Price	Gross Offering Proceeds at Closing	Outstanding Shares as of September 30, 2021
June 2020 Equity Forwards (c)	6/17/2020	5,462,500	$70.00	$382,375	—
June 2021 Equity Forwards	6/7/2021	6,037,500	75.30	454,624	2,012,500
August 2021 Equity Forwards	8/9/2021	5,175,000	78.00	403,650	5,175,000
					7,187,500
__________
(a)We expect to settle the Equity Forwards in full within 18 months of the respective agreement dates via physical delivery of the outstanding shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the Equity Forwards, subject to certain conditions.
(b)Includes 712,500, 787,500, and 675,000 shares of common stock purchased by certain underwriters in connection with the June 2020 Equity Forwards, June 2021 Equity Forwards, and August 2021 Equity Forwards, respectively, upon the exercise of 30-day options to purchase additional shares.
(c)All remaining outstanding shares were settled during the three months ended June 30, 2021.

The following table sets forth certain information regarding the settlement of our Equity Forwards during the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shares of common stock delivered	2,012,500	1,488,291	6,535,709	2,951,791
Net proceeds	$147,363	$99,829	$457,227	$199,716

Net proceeds from the settlement of our Equity Forwards were primarily used to pay down a portion of the amounts then outstanding under our Unsecured Revolving Credit Facility and for general corporate purposes.

W. P. Carey 9/30/2021 10-Q – 35

Notes to Consolidated Financial Statements (Unaudited)
Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended September 30, 2021
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(1,062)	$(228,898)	$(229,960)
Other comprehensive loss before reclassifications	12,932	(20,400)	(7,468)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	196	—	196
Non-operating income	(14)	—	(14)
Total	182	—	182
Net current period other comprehensive loss	13,114	(20,400)	(7,286)
Ending balance	$12,052	$(249,298)	$(237,246)

	Three Months Ended September 30, 2020
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$16,455	$(307,068)	$(290,613)
Other comprehensive income before reclassifications	(15,558)	34,170	18,612
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(1,664)	—	(1,664)
Interest expense	548	—	548
Total	(1,116)	—	(1,116)
Net current period other comprehensive income	(16,674)	34,170	17,496
Net current period other comprehensive income attributable to noncontrolling interests	(7)	—	(7)
Ending balance	$(226)	$(272,898)	$(273,124)

	Nine Months Ended September 30, 2021
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$(18,937)	$(220,969)	$(239,906)
Other comprehensive income before reclassifications	29,737	(28,329)	1,408
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	720	—	720
Non-operating income	553	—	553
Total	1,273	—	1,273
Net current period other comprehensive income	31,010	(28,329)	2,681
Net current period other comprehensive income attributable to noncontrolling interests	(21)	—	(21)
Ending balance	$12,052	$(249,298)	$(237,246)

W. P. Carey 9/30/2021 10-Q – 36

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2020
	Gains and (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Beginning balance	$13,048	$(268,715)	$(255,667)
Other comprehensive loss before reclassifications	(4,240)	(4,183)	(8,423)
Amounts reclassified from accumulated other comprehensive loss to:
Non-operating income	(10,281)	—	(10,281)
Interest expense	1,254	—	1,254
Total	(9,027)	—	(9,027)
Net current period other comprehensive loss	(13,267)	(4,183)	(17,450)
Net current period other comprehensive income attributable to noncontrolling interests	(7)	—	(7)
Ending balance	$(226)	$(272,898)	$(273,124)

See Note 9 for additional information on our derivatives activity recognized within Other comprehensive (loss) income for the periods presented.

Dividends Declared

During the third quarter of 2021, our Board declared a quarterly dividend of $1.052 per share, which was paid on October 15, 2021 to stockholders of record as of September 30, 2021.

During the nine months ended September 30, 2021, we declared dividends totaling $3.150 per share.

Note 13. Income Taxes

We elected to be treated as a REIT and believe that we have been organized and have operated in such a manner to maintain our qualification as a REIT for federal and state income tax purposes. As a REIT, we are generally not subject to corporate level federal income taxes on earnings distributed to our stockholders. Since inception, we have distributed at least 100% of our taxable income annually. Accordingly, we have not included any provisions for federal income taxes related to the REIT in the accompanying consolidated financial statements for the three and nine months ended September 30, 2021 and 2020.

Certain of our subsidiaries have elected TRS status. A TRS may provide certain services considered impermissible for REITs and may hold assets that REITs may not hold directly. We also own real property in jurisdictions outside the United States through foreign subsidiaries and are subject to income taxes on our pre-tax income earned from properties in such countries. The accompanying consolidated financial statements include an interim tax provision for our TRSs and foreign subsidiaries, as necessary, for the three and nine months ended September 30, 2021 and 2020. Current income tax expense was $9.0 million and $8.9 million for the three months ended September 30, 2021 and 2020, respectively, and $26.5 million and $19.3 million for the nine months ended September 30, 2021 and 2020, respectively. As a result of the U.S. federal Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020 in response to the COVID-19 pandemic, we recognized a $4.7 million current tax benefit during the nine months ended September 30, 2020 by carrying back certain net operating losses, which is included within current tax expense described above.

There have been no significant changes in our deferred tax assets and liabilities policies from what was disclosed in the 2020 Annual Report. Deferred income tax benefit was $0.7 million and $2.9 million for the three months ended September 30, 2021 and 2020, respectively, and $3.0 million and $47.4 million for the nine months ended September 30, 2021 and 2020, respectively. Benefit from income taxes for the nine months ended September 30, 2020 included a deferred tax benefit of $37.2 million as a result of the release of a deferred tax liability relating to our investment in shares of Lineage Logistics (Note 8), which converted to a REIT during the period and is therefore no longer subject to federal and state income taxes, as well as a deferred tax benefit of $6.5 million as a result of the other-than-temporary impairment charges that we recognized on our equity method investments in CWI 1 and CWI 2 during the period (Note 8).

W. P. Carey 9/30/2021 10-Q – 37

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

2021 — During the three and nine months ended September 30, 2021, we sold five and 17 properties, respectively, for total proceeds, net of selling costs, of $28.3 million and $126.7 million, respectively, and recognized a net gain on these sales totaling $1.7 million and $30.9 million, respectively (inclusive of income taxes totaling $3.8 million recognized upon sale during the nine months ended September 30, 2021).

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

W. P. Carey 9/30/2021 10-Q – 38

Notes to Consolidated Financial Statements (Unaudited)
Note 15. Segment Reporting

We evaluate our results from operations through our two major business segments: Real Estate and Investment Management. The following tables present a summary of comparative results and assets for these business segments (in thousands):

Real Estate

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Lease revenues	$314,194	$293,856	$921,269	$856,269
Operating property revenues (a)	4,050	1,974	9,474	9,368
Lease termination income and other	2,597	1,565	11,059	9,991
	320,841	297,395	941,802	875,628

Operating Expenses
Depreciation and amortization (b)	115,657	108,351	340,327	331,035
General and administrative (b)	19,750	19,399	62,297	51,793
Impairment charges	16,301	—	16,301	19,420
Reimbursable tenant costs	15,092	15,728	45,942	42,699
Property expenses, excluding reimbursable tenant costs	13,734	11,923	36,432	33,649
Stock-based compensation expense (b)	4,361	4,564	18,790	9,452
Operating property expenses	3,001	1,594	6,961	8,205
Merger and other expenses	(908)	(1,016)	(3,998)	(213)
	186,988	160,543	523,052	496,040
Other Income and Expenses
Interest expense	(48,731)	(52,537)	(149,623)	(157,259)
Other gains and (losses)	48,172	44,115	13,455	38,579
Earnings (losses) from equity method investments in real estate	2,445	631	(10,528)	2,407
Gain on sale of real estate, net	1,702	20,933	30,914	32,684
Non-operating income	1,283	662	10,620	10,364
	4,871	13,804	(105,162)	(73,225)
Income before income taxes	138,724	150,656	313,588	306,363
(Provision for) benefit from income taxes	(7,827)	(3,636)	(23,372)	24,047
Net Income from Real Estate	130,897	147,020	290,216	330,410
Net income attributable to noncontrolling interests	(39)	(37)	(84)	(688)
Net Income from Real Estate Attributable to W. P. Carey	$130,858	$146,983	$290,132	$329,722

W. P. Carey 9/30/2021 10-Q – 39

Notes to Consolidated Financial Statements (Unaudited)
Investment Management

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Asset management and other revenue	$3,872	$3,748	$11,792	$18,603
Reimbursable costs from affiliates	1,041	1,276	3,050	7,717
	4,913	5,024	14,842	26,320
Operating Expenses
Reimbursable costs from affiliates	1,041	1,276	3,050	7,717
Merger and other expenses	—	420	15	878
General and administrative (b)	—	—	—	5,823
Subadvisor fees	—	—	—	1,469
Depreciation and amortization (b)	—	—	—	987
Stock-based compensation expense (b)	—	—	—	691
	1,041	1,696	3,065	17,565
Other Income and Expenses
Earnings (losses) from equity method investments in the Managed Programs	3,290	1,089	6,374	(12,494)
Other gains and (losses)	1,047	533	2,121	513
Non-operating (loss) income	—	(197)	84	81
	4,337	1,425	8,579	(11,900)
Income (loss) before income taxes	8,209	4,753	20,356	(3,145)
(Provision for) benefit from income taxes	(520)	(2,339)	(62)	4,075
Net Income from Investment Management	7,689	2,414	20,294	930
Net income attributable to noncontrolling interests	—	—	—	(9,865)
Net Income (Loss) from Investment Management Attributable to W. P. Carey	$7,689	$2,414	$20,294	$(8,935)

Total Company

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$325,754	$302,419	$956,644	$901,948
Operating expenses	188,029	162,239	526,117	513,605
Other income and (expenses)	9,208	15,229	(96,583)	(85,125)
(Provision for) benefit from income taxes	(8,347)	(5,975)	(23,434)	28,122
Net income attributable to noncontrolling interests	(39)	(37)	(84)	(10,553)
Net income attributable to W. P. Carey	$138,547	$149,397	$310,426	$320,787

	Total Assets at
	September 30, 2021	December 31, 2020
Real Estate	$14,999,355	$14,582,015
Investment Management	135,779	125,621
Total Company	$15,135,134	$14,707,636
__________
(a)Operating property revenues from our hotels include (i) $2.4 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, and $4.9 million and $3.4 million for the nine months ended September 30, 2021 and 2020, respectively, generated from a hotel in Bloomington, Minnesota (revenues reflect the impact of the COVID-19 pandemic on the hotel’s operations), and (ii) $1.9 million for the nine months ended September 30, 2020, generated from a hotel in Miami, Florida, which was sold in January 2020 (Note 14).

W. P. Carey 9/30/2021 10-Q – 40

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

Note 16. Subsequent Events

Issuance of Senior Unsecured Notes

On October 15, 2021, we completed an underwritten public offering of $350.0 million of 2.450% Senior Notes due 2032, at a price of 99.048% of par value, in our inaugural green bond offering. These 2.450% Senior Notes due 2032 have a 10.3-year term and are scheduled to mature on February 1, 2032.

Acquisition

In October 2021, we completed the acquisition of two manufacturing facilities in Chattanooga, Tennessee, for $40.7 million.

Mortgage Loan Repayments

In October 2021, we prepaid or repaid at maturity six non-recourse mortgage loans for $297.6 million with a weighted-average interest rate of 4.4%.

Dividend from our Investment in Preferred Shares of WLT

In October 2021, we received a $0.8 million quarterly cash dividend from our investment in preferred shares of WLT.

W. P. Carey 9/30/2021 10-Q – 41

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

Significant Developments

Issuance of Senior Unsecured Notes

On October 15, 2021, we completed an underwritten public offering of $350.0 million of 2.450% Senior Notes due 2032, at a price of 99.048% of par value, in our inaugural green bond offering. These 2.450% Senior Notes due 2032 have a 10.3-year term and are scheduled to mature on February 1, 2032. We intend to fully allocate an amount equal to the net proceeds from this offering to recently completed or future eligible green projects in the categories outlined in our green financing framework, which is designed to align with the International Capital Markets Association Green Bond Principles 2021 (Note 16).

COVID-19

We continue to actively engage in discussions with our tenants regarding the impact of the COVID-19 pandemic on their business operations, liquidity, and financial position. Through the date of this Report, we received from tenants over 99.5% of contractual base rent that was due during the third quarter of 2021 (based on contractual minimum annualized base rent (“ABR”) as of June 30, 2021). Given the ongoing uncertainty around the duration and severity of the impact of the COVID-19 pandemic, we are unable to predict the impact it will have on our tenants’ continued ability to pay rent. Therefore, information provided in this Report regarding recent rent collections should not serve as an indication of expected future rent collections.

Financial Highlights

During the nine months ended September 30, 2021, we completed the following (as further described in the consolidated financial statements):

Real Estate

Investments

•We acquired 18 investments totaling $1.0 billion (Note 4).
•We completed four construction projects at a cost totaling $88.2 million (Note 4).
•We entered into an agreement to fund a construction loan of approximately $224.3 million for a retail complex in Las Vegas, Nevada. Through September 30, 2021, we funded $93.5 million (Note 7).
•We committed to purchase a food production facility in Lawrence, Kansas, for approximately $27.3 million upon completion of construction of the property, which is expected to take place during the fourth quarter of 2021 (Note 4).
•We committed to fund a build-to-suit project for a research center in Wageningen, the Netherlands, for an aggregate amount of $29.1 million (based on the exchange rate of the euro at September 30, 2021). We currently expect to complete the project in the second quarter of 2022 (Note 4).

Dispositions

•As part of our active capital recycling program, we disposed of 17 properties for total proceeds, net of selling costs, of $126.7 million (Note 14).

W. P. Carey 9/30/2021 10-Q – 42

Financing and Capital Markets Transactions

•On February 25, 2021, we completed an underwritten public offering of $425.0 million of 2.250% Senior Notes due 2033, at a price of 98.722% of par value. These 2.250% Senior Notes due 2033 have a 12.1-year term and are scheduled to mature on April 1, 2033. We used the net proceeds from this offering to prepay a total of $427.5 million of non-recourse mortgage loans (including prepayment penalties totaling $31.8 million) (Note 10).
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
•On June 7, 2021, we offered 6,037,500 shares of common stock through our June 2021 Equity Forwards, for gross proceeds of approximately $454.6 million. In addition, on August 9, 2021, we offered 5,175,000 shares of common stock through our August 2021 Equity Forwards, for gross proceeds of approximately $403.7 million. During the nine months ended September 30, 2021, we settled portions of our Equity Forwards by delivering 6,535,709 shares of common stock to certain forward purchasers for net proceeds of $457.2 million. As of September 30, 2021, 7,187,500 shares remained outstanding under our Equity Forwards (Note 12).
•We issued 4,225,624 shares of our common stock under our ATM Program at a weighted-average price of $72.50 per share, for net proceeds of $302.5 million (Note 12).

Investment Management

Assets Under Management

•As of September 30, 2021, we managed total assets of approximately $2.7 billion on behalf of CPA:18 – Global and CESH. We expect that the vast majority of our Investment Management earnings will continue to be generated from asset management fees and our ownership interests in CPA:18 – Global and CESH.

Dividends to Stockholders

We declared cash dividends totaling $3.150 per share during the nine months ended September 30, 2021, comprised of three quarterly dividends per share of $1.048, $1.050, and $1.052 (Note 12).

W. P. Carey 9/30/2021 10-Q – 43

Consolidated Results

(in thousands, except shares)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues from Real Estate	$320,841	$297,395	$941,802	$875,628
Revenues from Investment Management	4,913	5,024	14,842	26,320
Total revenues	325,754	302,419	956,644	901,948

Net income from Real Estate attributable to W. P. Carey	130,858	146,983	290,132	329,722
Net income (loss) from Investment Management attributable to W. P. Carey	7,689	2,414	20,294	(8,935)
Net income attributable to W. P. Carey	138,547	149,397	310,426	320,787

Dividends declared	197,374	184,380	579,769	547,388

Net cash provided by operating activities			625,396	556,584
Net cash used in investing activities			(1,053,266)	(277,851)
Net cash provided by (used in) financing activities			305,865	(311,400)

Supplemental financial measures (a):
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Real Estate	224,445	196,770	657,150	598,449
Adjusted funds from operations attributable to W. P. Carey (AFFO) — Investment Management	6,279	5,185	18,736	17,956
Adjusted funds from operations attributable to W. P. Carey (AFFO)	230,724	201,955	675,886	616,405

Diluted weighted-average shares outstanding	186,012,478	175,261,812	181,323,128	174,144,038
__________
(a)We consider Adjusted funds from operations (“AFFO”), a supplemental measure that is not defined by GAAP (a “non-GAAP measure”), to be an important measure in the evaluation of our operating performance. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

Revenues

Total revenues increased for the three and nine months ended September 30, 2021 as compared to the same periods in 2020. Real Estate revenue increased primarily due to higher lease revenues (substantially as a result of property acquisition activity, the weakening U.S. dollar, and the positive impact on rent collections as businesses recover from the initial effects of the COVID-19 pandemic, partially offset by property dispositions). Investment Management revenue decreased primarily due to lower asset management revenue and reimbursable costs earned from the Managed Programs following the termination of our advisory agreements in connection with the closing of the CWI 1 and CWI 2 Merger on April 13, 2020 (Note 3).

W. P. Carey 9/30/2021 10-Q – 44

Net Income Attributable to W. P. Carey

Net income attributable to W. P. Carey decreased for the three months ended September 30, 2021 as compared to the same period in 2020. Net income from Real Estate attributable to W. P. Carey decreased primarily due a lower aggregate gain on sale of real estate (Note 14) and an impairment charge recognized in the current year period (Note 8). These decreases were partially offset by the impact of real estate acquisitions, the weakening U.S. dollar, the positive impact on rent collections as businesses recover from the initial effects of the COVID-19 pandemic, and lower interest expense. In addition, we recognized non-cash unrealized gains on our investment in shares of Lineage Logistics during both the current and prior year periods (Note 8). Net income from Investment Management attributable to W. P. Carey increased primarily due to higher income taxes recognized during the prior year period.

Net income attributable to W. P. Carey decreased for the nine months ended September 30, 2021 as compared to the same period in 2020. Net income from Real Estate attributable to W. P. Carey decreased primarily due to loss on extinguishment of debt recognized during the current year period (Note 10) and a deferred tax benefit as a result of the release of a deferred tax liability relating to our investment in shares of Lineage Logistics during the prior year period (Note 13), partially offset by the impact of real estate acquisitions, the weakening U.S. dollar, and the positive impact on rent collections as businesses recover from the initial effects of the COVID-19 pandemic. In addition, we recognized non-cash unrealized gains on our investment in shares of Lineage Logistics during both the current and prior year periods (Note 8). Net income from Investment Management attributable to W. P. Carey increased primarily due to other-than temporary impairment charges on our equity method investments in CWI 1 and CWI 2 during the prior year period (Note 8), partially offset by a non-cash net gain recognized on the redemption of our special general partner interests in CWI 1 and CWI 2 in connection with the WLT management internalization during the prior year period (Note 3).

AFFO

AFFO increased for the three and nine months ended September 30, 2021 as compared to the same periods in 2020, primarily due to higher lease revenues from net investment activity, the positive impact on rent collections as businesses recover from the initial effects of the COVID-19 pandemic, higher lease termination and other income, cash dividends received from our investments in shares of Lineage Logistics and WLT (Note 8), and lower interest expense, partially offset by lower Investment Management revenues due to the WLT management internalization in April 2020 (Note 3).

W. P. Carey 9/30/2021 10-Q – 45

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

Portfolio Summary

	September 30, 2021	December 31, 2020
Number of net-leased properties	1,264	1,243
Number of operating properties (a)	20	20
Number of tenants (net-leased properties)	358	350
Total square footage (net-leased properties, in thousands)	151,908	144,259
Occupancy (net-leased properties)	98.4%	98.5%
Weighted-average lease term (net-leased properties, in years)	10.6	10.6
Number of countries	25	25
Total assets (in thousands)	$15,135,134	$14,707,636
Net investments in real estate (in thousands)	12,740,327	12,362,429

	Nine Months Ended September 30,
	2021	2020
Acquisition volume (in millions) (b)	$1,096.0	$354.6
Construction projects completed (in millions)	88.2	168.1
Average U.S. dollar/euro exchange rate	1.1961	1.1237
Average U.S. dollar/British pound sterling exchange rate	1.3845	1.2711

__________
(a)At both September 30, 2021 and December 31, 2020, operating properties consisted of 19 self-storage properties (of which we consolidated ten, with an average occupancy of 93.5% as of September 30, 2021) and one hotel property with an average occupancy of 43.5% for the nine months ended September 30, 2021 (due to the adverse effect of the COVID-19 pandemic).
(b)Amount for the nine months ended September 30, 2021 includes $93.5 million of funding for a construction loan (Note 7).

W. P. Carey 9/30/2021 10-Q – 46

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio at September 30, 2021 on a pro rata basis and, accordingly, exclude all operating properties. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Description	Number of Properties	ABR	ABR Percent	Weighted-Average Lease Term (Years)
U-Haul Moving Partners Inc. and Mercury Partners, LP	Net lease self-storage properties in the U.S.	78	$38,751	3.2%	2.6
State of Andalucía (a)	Government office properties in Spain	70	30,149	2.5%	13.2
Hellweg Die Profi-Baumärkte GmbH & Co. KG (a)	Do-it-yourself retail properties in Germany	35	29,022	2.4%	15.4
Metro Cash & Carry Italia S.p.A. (a)	Business-to-business wholesale stores in Italy and Germany	20	28,608	2.3%	7.1
Pendragon PLC (a)	Automotive dealerships in the United Kingdom	69	23,197	1.9%	8.7
Marriott Corporation	Net lease hotel properties in the U.S.	18	21,100	1.7%	2.3
Extra Space Storage, Inc.	Net lease self-storage properties in the U.S.	27	20,688	1.7%	22.6
Advance Auto Parts, Inc.	Distribution facilities in the U.S.	30	20,180	1.6%	11.3
Nord Anglia Education, Inc.	K-12 private schools in the U.S.	3	19,473	1.6%	22.0
Forterra, Inc. (a) (b)	Industrial properties in the U.S. and Canada	27	19,157	1.6%	21.7
Total		377	$250,325	20.5%	11.7
__________
(a)ABR amounts are subject to fluctuations in foreign currency exchange rates.
(b)Of the 27 properties leased to Forterra, Inc., 25 are located in the United States and two are located in Canada.

W. P. Carey 9/30/2021 10-Q – 47

Portfolio Diversification by Geography
(in thousands, except percentages)

Region	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
United States
South
Texas	$103,733	8.5%	11,875	7.8%
Florida	51,093	4.2%	4,460	3.0%
Georgia	23,809	1.9%	3,512	2.3%
Tennessee	19,517	1.6%	2,875	1.9%
Alabama	18,347	1.5%	3,085	2.0%
Other (b)	15,566	1.3%	2,356	1.6%
Total South	232,065	19.0%	28,163	18.6%
Midwest
Illinois	59,379	4.9%	7,739	5.1%
Minnesota	31,044	2.5%	2,915	1.9%
Indiana	26,755	2.2%	4,734	3.1%
Ohio	18,181	1.5%	3,988	2.6%
Michigan	16,867	1.4%	2,599	1.7%
Wisconsin	16,027	1.3%	3,245	2.1%
Other (b)	30,417	2.5%	4,923	3.3%
Total Midwest	198,670	16.3%	30,143	19.8%
East
North Carolina	34,039	2.8%	8,098	5.3%
Pennsylvania	26,973	2.2%	3,838	2.5%
New Jersey	22,809	1.9%	1,235	0.8%
Massachusetts	22,107	1.8%	1,407	0.9%
New York	17,590	1.4%	2,221	1.5%
South Carolina	14,404	1.2%	4,088	2.7%
Other (b)	46,662	3.8%	8,024	5.3%
Total East	184,584	15.1%	28,911	19.0%
West
California	67,903	5.6%	6,430	4.3%
Arizona	29,575	2.4%	3,365	2.2%
Other (b)	54,179	4.4%	5,503	3.6%
Total West	151,657	12.4%	15,298	10.1%
United States Total	766,976	62.8%	102,515	67.5%
International
Germany	61,699	5.1%	6,229	4.1%
United Kingdom	61,123	5.0%	5,099	3.3%
Spain	57,352	4.7%	4,708	3.1%
Poland	54,765	4.5%	7,214	4.7%
The Netherlands	51,050	4.2%	6,389	4.2%
Italy	26,953	2.2%	2,386	1.6%
France	20,782	1.7%	1,685	1.1%
Croatia	17,964	1.5%	1,783	1.2%
Denmark	15,652	1.3%	2,408	1.6%
Canada	13,744	1.1%	2,213	1.5%
Other (c)	72,511	5.9%	9,279	6.1%
International Total	453,595	37.2%	49,393	32.5%
Total	$1,220,571	100.0%	151,908	100.0%

W. P. Carey 9/30/2021 10-Q – 48

Portfolio Diversification by Property Type
(in thousands, except percentages)

Property Type	ABR	ABR Percent	Square Footage (a)	Square Footage Percent
Industrial	$304,592	24.9%	52,347	34.5%
Warehouse	290,036	23.8%	53,702	35.3%
Office	257,565	21.1%	16,998	11.2%
Retail (d)	209,460	17.2%	17,751	11.7%
Self Storage (net lease)	59,438	4.9%	5,810	3.8%
Other (e)	99,480	8.1%	5,300	3.5%
Total	$1,220,571	100.0%	151,908	100.0%
__________
(a)Includes square footage for any vacant properties.
(b)Other properties within South include assets in Louisiana, Arkansas, Oklahoma, and Mississippi. Other properties within Midwest include assets in Missouri, Kansas, Nebraska, Iowa, North Dakota, and South Dakota. Other properties within East include assets in Virginia, Kentucky, Maryland, Connecticut, West Virginia, New Hampshire, and Maine. Other properties within West include assets in Colorado, Utah, Oregon, Washington, Nevada, Hawaii, New Mexico, Wyoming, Montana, and Alaska.
(c)Includes assets in Lithuania, Finland, Norway, Mexico, Hungary, Portugal, the Czech Republic, Austria, Sweden, Slovakia, Japan, Latvia, Belgium, and Estonia.
(d)Includes automotive dealerships.
(e)Includes ABR from tenants within the following property types: education facility, hotel (net lease), laboratory, fitness facility, theater, student housing (net lease), land, and restaurant.

W. P. Carey 9/30/2021 10-Q – 49

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

Industry Type	ABR	ABR Percent	Square Footage	Square Footage Percent
Retail Stores (a)	$258,231	21.2%	31,828	21.0%
Consumer Services	105,162	8.6%	8,029	5.3%
Automotive	88,048	7.2%	13,317	8.8%
Grocery	74,354	6.1%	7,742	5.1%
Beverage and Food	68,203	5.6%	9,095	6.0%
Cargo Transportation	64,555	5.3%	9,491	6.2%
Healthcare and Pharmaceuticals	56,355	4.6%	4,910	3.2%
Business Services	53,115	4.4%	4,563	3.0%
Construction and Building	49,980	4.1%	9,005	5.9%
Capital Equipment	43,148	3.5%	6,932	4.6%
Sovereign and Public Finance	41,724	3.4%	3,364	2.2%
Durable Consumer Goods	40,098	3.3%	9,951	6.5%
Hotel and Leisure	39,338	3.2%	2,197	1.4%
Containers, Packaging, and Glass	36,381	3.0%	6,186	4.1%
High Tech Industries	31,134	2.5%	3,315	2.2%
Insurance	25,761	2.1%	1,749	1.1%
Banking	20,135	1.6%	1,247	0.8%
Telecommunications	15,386	1.3%	1,480	1.0%
Aerospace and Defense	15,346	1.3%	1,357	0.9%
Chemicals, Plastics, and Rubber	14,242	1.2%	1,853	1.2%
Non-Durable Consumer Goods	14,222	1.2%	5,250	3.5%
Media: Advertising, Printing, and Publishing	13,940	1.1%	1,001	0.7%
Media: Broadcasting and Subscription	13,306	1.1%	784	0.5%
Wholesale	12,765	1.0%	2,005	1.3%
Other (b)	25,642	2.1%	5,257	3.5%
Total	$1,220,571	100.0%	151,908	100.0%
__________
(a)Includes automotive dealerships.
(b)Includes ABR from tenants in the following industries: metals and mining, oil and gas, environmental industries, consumer transportation, forest products and paper, real estate, and finance. Also includes square footage for vacant properties.

W. P. Carey 9/30/2021 10-Q – 50

Lease Expirations
(in thousands, except percentages, number of leases, and number of tenants)

Year of Lease Expiration (a)	Number of Leases Expiring	Number of Tenants with Leases Expiring	ABR	ABR Percent	Square Footage	Square Footage Percent
Remaining 2021	8	8	$2,889	0.2%	249	0.2%
2022	24	24	32,934	2.7%	2,348	1.5%
2023	35	31	51,997	4.3%	5,975	3.9%
2024 (b)	61	49	97,010	7.9%	12,442	8.2%
2025	62	31	64,151	5.3%	7,419	4.9%
2026	42	30	58,519	4.8%	8,676	5.7%
2027	55	31	83,555	6.8%	8,763	5.8%
2028	41	23	63,469	5.2%	4,829	3.2%
2029	50	23	55,757	4.6%	6,702	4.4%
2030	26	21	66,447	5.4%	5,657	3.7%
2031	66	16	73,338	6.0%	8,642	5.7%
2032	34	14	48,826	4.0%	6,610	4.3%
2033	27	21	75,378	6.2%	10,119	6.7%
2034	47	15	75,799	6.2%	7,765	5.1%
Thereafter (>2034)	211	100	370,502	30.4%	53,357	35.1%
Vacant	—	—	—	—%	2,355	1.6%
Total	789		$1,220,571	100.0%	151,908	100.0%
__________
(a)Assumes tenants do not exercise any renewal options or purchase options.
(b)Includes ABR of $38.8 million from a tenant (U-Haul Moving Partners, Inc. and Mercury Partners, LP) that holds an option to repurchase the 78 properties it is leasing in April 2024. There can be no assurance that such repurchase will be completed.

Terms and Definitions

Pro Rata Metrics — The portfolio information above contains certain metrics prepared on a pro rata basis. We refer to these metrics as pro rata metrics. We have a number of investments, usually with our affiliates, in which our economic ownership is less than 100%. On a full consolidation basis, we report 100% of the assets, liabilities, revenues, and expenses of those investments that are deemed to be under our control or for which we are deemed to be the primary beneficiary, even if our ownership is less than 100%. Also, for all other jointly owned investments, which we do not control, we report our net investment and our net income or loss from that investment. On a pro rata basis, we present our proportionate share, based on our economic ownership of these jointly owned investments, of the portfolio metrics of those investments. Multiplying each of our jointly owned investments’ financial statement line items by our percentage ownership and adding or subtracting those amounts from our totals, as applicable, may not accurately depict the legal and economic implications of holding an ownership interest of less than 100% in our jointly owned investments.

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of September 30, 2021. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

W. P. Carey 9/30/2021 10-Q – 51

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
Real Estate

Revenues

The following table presents revenues within our Real Estate segment (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Real Estate Revenues
Lease revenues from:
Existing net-leased properties	$281,622	$281,282	$340	$842,945	$826,361	$16,584
Recently acquired net-leased properties	32,001	6,241	25,760	74,442	11,898	62,544
Net-leased properties sold or held for sale	571	6,333	(5,762)	3,882	18,010	(14,128)
Total lease revenues (includes reimbursable tenant costs)	314,194	293,856	20,338	921,269	856,269	65,000
Lease termination income and other	2,597	1,565	1,032	11,059	9,991	1,068
Operating property revenues	4,050	1,974	2,076	9,474	9,368	106
	$320,841	$297,395	$23,446	$941,802	$875,628	$66,174

Lease Revenues

“Existing net-leased properties” are those that we acquired or placed into service prior to January 1, 2020 and that were not sold or held for sale during the periods presented. For the periods presented, there were 1,138 existing net-leased properties.

For the three and nine months ended September 30, 2021 as compared to the same periods in 2020, lease revenues from existing net-leased properties increased due to the following items (in millions):

W. P. Carey 9/30/2021 10-Q – 52

__________
(a)Primarily related to (i) straight-line rent adjustments and (ii) write-offs of above/below-market rent intangibles.

“Recently acquired net-leased properties” are those that we acquired or placed into service subsequent to December 31, 2019 and that were not sold or held for sale during the periods presented. Since January 1, 2020, we acquired 33 investments (comprised of 87 properties and six land parcels under buildings that we already own) and placed two properties into service.

“Net-leased properties sold or held for sale” include (i) 17 net-leased properties disposed of during the nine months ended September 30, 2021; (ii) three net-leased properties classified as held for sale at September 30, 2021 (Note 4); and (iii) 21 net-leased properties disposed of during the year ended December 31, 2020. Our dispositions are more fully described in Note 14.

Operating Property Revenues and Expenses

For the periods presented, we recorded operating property revenues from 12 operating properties, comprised of ten self-storage operating properties (which excludes nine self-storage properties accounted for under the equity method) and two hotel operating properties (one of which was sold in January 2020, as described in Note 14). For our remaining hotel operating property, revenues and expenses increased by $1.8 million and $1.3 million, respectively, for the three months ended September 30, 2021 as compared to the same period in 2020, and by $1.5 million and $0.5 million, respectively, for the nine months ended September 30, 2021 as compared to the same period in 2020, reflecting higher occupancy as the hotel’s business recovers from the ongoing COVID-19 pandemic. In addition, for the nine months ended September 30, 2021 as compared to the same period in 2020, operating property revenues and expenses decreased by $1.9 million each due to the hotel sale in January 2020.

Lease Termination Income and Other

Lease termination income and other is described in Note 4 and Note 5.

W. P. Carey 9/30/2021 10-Q – 53

Operating Expenses

Depreciation and Amortization

The following table presents depreciation and amortization expense within our Real Estate segment (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Depreciation and Amortization
Net-leased properties	$113,516	$106,439	$7,077	$334,338	$324,990	$9,348
Operating properties	687	722	(35)	2,062	3,328	(1,266)
Corporate	1,454	1,190	264	3,927	2,717	1,210
	$115,657	$108,351	$7,306	$340,327	$331,035	$9,292

For the three and nine months ended September 30, 2021 as compared to the same periods in 2020, depreciation and amortization expense for net-leased properties increased primarily due to the impact of acquisition activity and the strengthening of foreign currencies (primarily the euro) in relation to the U.S. dollar between the periods, partially offset by the in-place lease intangible assets recorded on certain net-leased self-storage properties becoming fully amortized during 2020.

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

For the nine months ended September 30, 2021 as compared to the same period in 2020, general and administrative expenses allocated to our Real Estate segment increased by $10.5 million, primarily due to (i) lower overhead reimbursements from WLT following the termination of most services provided under the transition services agreement (Note 3), (ii) higher incentive compensation expense, and (iii) the change in methodology for allocation of expenses between our Real Estate and Investment Management segments discussed above.

Impairment Charges

Our impairment charges are more fully described in Note 8.

Property Expenses, Excluding Reimbursable Tenant Costs

For the three and nine months ended September 30, 2021 as compared to the same periods in 2020, property expenses, excluding reimbursable tenant costs, increased by $1.8 million and $2.8 million, respectively, primarily due to tenant vacancies during 2020 and 2021 (which resulted in property expenses no longer being reimbursable) and higher property tax assessments at certain properties.

W. P. Carey 9/30/2021 10-Q – 54

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

For the nine months ended September 30, 2021 as compared to the same period in 2020, stock-based compensation expense allocated to our Real Estate segment increased by $9.3 million, primarily due to changes in projected payout for PSUs.

Merger and Other Expenses

For the three and nine months ended September 30, 2021, merger and other expenses allocated to our Real Estate segment totaled benefits of $0.9 million and $4.0 million, respectively, primarily comprised of reversals of estimated liabilities for German real estate transfer taxes that were previously recorded in connection with business combinations in prior years.

Other Income and (Expenses), and (Provision for) Benefit from Income Taxes

Interest Expense

For the three and nine months ended September 30, 2021 as compared to the same periods in 2020, interest expense decreased by $3.8 million and $7.6 million, respectively, primarily due to the reduction of our mortgage debt outstanding by prepaying or repaying at or close to maturity a total of $749.4 million of non-recourse mortgage loans with a weighted-average interest rate of 5.1% since January 1, 2020 ($429.8 million of such repayments were completed in February, March, and April 2021) (Note 10) and the redemption of the €500.0 million of 2.0% Senior Notes due 2023 in March 2021, partially offset by three senior unsecured notes issuances totaling $1.6 billion (based on the exchange rate of the euro on the date of issuance for our euro-denominated senior unsecured notes) with a weighted-average interest rate of 1.8% completed since January 1, 2020.

The following table presents certain information about our outstanding debt (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Average outstanding debt balance	$6,936,086	$6,429,959	$6,917,578	$6,304,992
Weighted-average interest rate	2.5%	3.0%	2.6%	3.1%

Gain on Sale of Real Estate, Net

Gain on sale of real estate, net, consists of gain on the sale of properties that were disposed of during the reporting period. Our dispositions are more fully described in Note 14.

W. P. Carey 9/30/2021 10-Q – 55

Other Gains and (Losses)

Other gains and (losses) primarily consists of gains and losses on (i) extinguishment of debt, (ii) the mark-to-market fair value of equity securities, and (iii) foreign currency transactions. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation. All of our foreign currency-denominated unsecured debt instruments were designated as net investment hedges during the three and nine months ended September 30, 2021 and 2020. Therefore, no gains and losses on foreign currency transactions were recognized on the remeasurement of such instruments during those periods (Note 9).

The following table presents other gains and (losses) within our Real Estate segment (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Other Gains and (Losses)
Non-cash unrealized gains related to an increase in the fair value of our investment in shares of Lineage Logistics (Note 8)	$52,931	$48,795	$4,136	$76,312	$48,795	$27,517
Net realized and unrealized (losses) gains on foreign currency transactions (a)	(7,005)	5,037	(12,042)	(11,186)	2,487	(13,673)
Change in allowance for credit losses on finance receivables (Note 5)	488	(8,407)	8,895	6,737	(10,313)	17,050
Loss on extinguishment of debt (b)	(99)	(142)	43	(60,167)	(200)	(59,967)
Other	1,857	(1,168)	3,025	1,759	(2,190)	3,949
	$48,172	$44,115	$4,057	$13,455	$38,579	$(25,124)
__________
(a)We make certain foreign currency-denominated intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short-term loans, are included in other gains and (losses).
(b)Amount for the nine months ended September 30, 2021 is related to the prepayment of mortgage loans (primarily comprised of prepayment penalties totaling $32.1 million) and redemption of the €500.0 million of 2.0% Senior Notes due 2023 in March 2021 (primarily comprised of a “make-whole” amount of $26.2 million related to the redemption) (Note 10).

Earnings (Losses) from Equity Method Investments in Real Estate

Our equity method investments in real estate are more fully described in Note 7. The following table presents earnings (losses) from equity method investments in real estate (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Earnings (Losses) from Equity Method Investments in Real Estate
Losses from WLT (a)	$(1,376)	$(848)	$(528)	$(9,864)	$(848)	$(9,016)
Earnings from Las Vegas Retail Complex	1,352	—	1,352	1,645	—	1,645
Earnings from Kesko Senukai (b)	944	580	364	434	670	(236)
Earnings from Johnson Self Storage (c)	663	141	522	1,556	215	1,341
Other-than-temporary impairment charge on State Farm Mutual Automobile Insurance Co. (Note 7, Note 8)	—	—	—	(6,830)	—	(6,830)
Other	862	758	104	2,531	2,370	161
	$2,445	$631	$1,814	$(10,528)	$2,407	$(12,935)
__________
(a)Losses for all periods are primarily due to the adverse impact of the COVID-19 pandemic on WLT’s operations. We record equity earnings (losses) from this investment on a one quarter lag.
(b)Increase for the three months ended September 30, 2021 as compared to the same period in 2020 is primarily due to higher rent collections at these retail properties, which were adversely impacted by the COVID-19 pandemic.

W. P. Carey 9/30/2021 10-Q – 56

(c)Increases for the three and nine months ended September 30, 2021 as compared to the same periods in 2020 are primarily due to higher occupancy rates at these self-storage facilities.

Gain on Sale of Real Estate, Net

Gain on sale of real estate, net, consists of gain on the sale of properties that were disposed of during the reporting period. Our dispositions are more fully described in Note 14.

Non-Operating Income

Non-operating income primarily consists of realized gains and losses on derivative instruments, dividends from equity securities, and interest income on our loans to affiliates and cash deposits.

The following table presents non-operating income within our Real Estate segment (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Non-Operating Income
Cash dividends from our investment in preferred shares of WLT (Note 8)	$813	$—	$813	$4,081	$—	$4,081
Realized gains (losses) on foreign currency forward contracts and collars	370	296	74	(38)	9,310	(9,348)
Interest income related to our loans to affiliates and cash deposits	100	366	(266)	139	1,054	(915)
Cash dividend from our investment in Lineage Logistics (Note 8)	—	—	—	6,438	—	6,438
	$1,283	$662	$621	$10,620	$10,364	$256

(Provision for) Benefit from Income Taxes

For the three months ended September 30, 2021 as compared to the same period in 2020, provision for income taxes within our Real Estate segment increased by $4.2 million, primarily due to (i) trade taxes of $1.8 million recognized during the current year period following the completion of a tax review on a portfolio of properties in Germany and (ii) deferred tax benefits totaling $1.3 million recognized during the prior year period related to temporary basis differences on certain properties in Germany.

For the nine months ended September 30, 2021, we recognized a provision for income taxes of $23.4 million, compared to a benefit from income taxes of $24.0 million recognized during the nine months ended September 30, 2020, within our Real Estate segment. During the nine months ended September 30, 2020, we recognized a deferred tax benefit of $37.2 million as a result of the release of a deferred tax liability relating to our investment in shares of Lineage Logistics (Note 13), which converted to a REIT during the prior year period and is therefore no longer subject to federal and state income taxes. In addition, we recognized (i) trade taxes of $1.8 million on a portfolio of properties in Germany during the current year period and (ii) deferred tax benefits totaling $1.3 million on certain properties in Germany during the prior year period, as described above.

W. P. Carey 9/30/2021 10-Q – 57

Investment Management

We earn revenue as the advisor to the Managed Programs. For the periods presented, we acted as advisor to the following Managed Programs: CPA:18 – Global, CWI 1 (through April 13, 2020), CWI 2 (through April 13, 2020), and CESH. The CWI 1 and CWI 2 Merger closed on April 13, 2020, and as a result, the advisory agreements with each of CWI 1 and CWI 2 terminated and CWI 2 was renamed Watermark Lodging Trust, Inc., for which we provided certain services pursuant to a transition services agreement (which was terminated on October 13, 2021) (Note 3). We no longer raise capital for new or existing funds, but we currently expect to continue managing CPA:18 – Global and CESH and earn the various fees described below through the end of their respective life cycles (Note 1, Note 3). As of September 30, 2021, we managed total assets of approximately $2.7 billion on behalf of the Managed Programs.

Revenues

The following table presents revenues within our Investment Management segment (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Investment Management Revenues
Asset management and other revenue
CPA:18 – Global	$3,160	$2,978	$182	$9,452	$9,056	$396
CWI 1	—	—	—	—	3,795	(3,795)
CWI 2	—	—	—	—	3,367	(3,367)
CESH	712	770	(58)	2,340	2,385	(45)
	3,872	3,748	124	11,792	18,603	(6,811)
Reimbursable costs from affiliates
CPA:18 – Global	769	720	49	2,058	2,158	(100)
CWI 1	—	—	—	—	1,867	(1,867)
CWI 2	—	—	—	—	1,301	(1,301)
CESH	197	212	(15)	713	918	(205)
WLT	75	344	(269)	279	1,473	(1,194)
	1,041	1,276	(235)	3,050	7,717	(4,667)
	$4,913	$5,024	$(111)	$14,842	$26,320	$(11,478)

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

For the nine months ended September 30, 2020, structuring and other advisory revenue was primarily comprised of $0.3 million for structuring a mortgage refinancing on behalf of CWI 2 and $0.2 million related to increases in build-to-suit funding commitments for certain CPA:18 – Global investments.

W. P. Carey 9/30/2021 10-Q – 58

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Earnings (losses) from equity method investments in the Managed Programs:
Earnings (losses) from equity method investments in the Managed Programs (a)	$1,667	$(79)	$1,425	$(3,504)
Distributions of Available Cash from CPA:18 – Global (b)	1,623	1,168	4,949	5,113
Other-than-temporary impairment charges on our equity method investments in CWI 1 and CWI 2 (c)	—	—	—	(47,112)
Gain on redemption of special general partner interests in CWI 1 and CWI 2, net (d)	—	—	—	33,009
Earnings (losses) from equity method investments in the Managed Programs	$3,290	$1,089	$6,374	$(12,494)
__________

W. P. Carey 9/30/2021 10-Q – 59

(a)Increases for the three and nine months ended September 30, 2021 as compared to the same periods in 2020 were due to increases of $1.7 million and $2.0 million, respectively, from our investment in shares of CPA:18 – Global. In addition, we recognized losses of $1.6 million and $1.3 million from our investments in shares of CWI 1 and CWI 2 common stock, respectively, during the nine months ended September 30, 2020 (prior to the CWI 1 and CWI 2 Merger in April 2020 (Note 3)).
(b)We are entitled to receive distributions of up to 10% of the Available Cash from the operating partnership of CPA:18 – Global, as defined in its operating partnership agreement (Note 3). Distributions of Available Cash received and earned from CPA:18 – Global fluctuate based on the timing of certain events, including acquisitions and dispositions.
(c)During the nine months ended September 30, 2020, we recognized other-than-temporary impairment charges of $27.8 million and $19.3 million on our equity method investments in CWI 1 and CWI 2, respectively, to reduce the carrying values of our investments to their estimated fair values, due to the adverse effect of the COVID-19 pandemic on the operations of CWI 1 and CWI 2 (Note 8).
(d)Immediately following the closing of the CWI 1 and CWI 2 Merger, in connection with the redemption of the special general partner interests that we previously held in CWI 1 and CWI 2, we recognized a non-cash net gain on sale of $33.0 million during the nine months ended September 30, 2020 (Note 3).

(Provision for) Benefit from Income Taxes

For the three months ended September 30, 2021 as compared to the same period in 2020, provision for income taxes within our Investment Management segment decreased by $1.8 million, primarily due to current tax expense of $1.3 million recognized during the prior year period as a result of a change in tax position for federal taxes.

For the nine months ended September 30, 2021, we recognized a provision for income taxes of less than $0.1 million, compared to a benefit from income taxes of $4.1 million recognized during the nine months ended September 30, 2020, within our Investment Management segment. During the nine months ended September 30, 2020, we recognized (i) a deferred tax benefit of $6.5 million as a result of the other-than-temporary impairment charges that we recognized on our equity method investments in CWI 1 and CWI 2 during the period, (ii) a current tax benefit of $4.7 million as a result of carrying back certain net operating losses in accordance with the CARES Act that was enacted on March 27, 2020, (iii) deferred tax expense of $6.1 million due to the establishment of a valuation allowance since we do not expect our Investment Management segment to realize its deferred tax assets, and (iv) one-time current taxes of $2.6 million incurred upon the recognition of taxable income associated with the accelerated vesting of shares previously issued by CWI 1 and CWI 2 to us for asset management services performed, in connection with the CWI 1 and CWI 2 Merger.

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

W. P. Carey 9/30/2021 10-Q – 60

Operating Activities — Net cash provided by operating activities increased by $68.8 million during the nine months ended September 30, 2021 as compared to the same period in 2020, primarily due to an increase in cash flow generated from net investment activity and scheduled rent increases at existing properties, the positive impact on rent collections as businesses recover from the initial effects of the COVID-19 pandemic, cash dividends received from our investments in shares of Lineage Logistics and WLT during the current year period (Note 8), and lower interest expense.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and funding for build-to-suit activities and other capital expenditures on real estate. In addition to these types of transactions, during the nine months ended September 30, 2021, we used $41.0 million to fund short-term loans to the Managed Programs, while $62.0 million of such loans were repaid (Note 3). We also received $11.6 million in distributions from equity method investments.

Financing Activities — Our financing activities are generally comprised of borrowings and repayments under our Unsecured Revolving Credit Facility, issuances of the Senior Unsecured Notes, payments and prepayments of non-recourse mortgage loans, and payments of dividends to stockholders. In addition to these types of transactions, during the nine months ended September 30, 2021, we (i) redeemed the €500.0 million of 2.0% Senior Notes due 2023 for a total of $617.4 million (Note 10), (ii) received $457.2 million in aggregate net proceeds from the issuance of common stock under our Equity Forwards (Note 12), and (iii) received $302.5 million in net proceeds from the issuance of shares under our ATM Program (Note 12).

Summary of Financing

The table below summarizes our Senior Unsecured Notes, our non-recourse mortgages, and our Senior Unsecured Credit Facility (dollars in thousands):

	September 30, 2021	December 31, 2020
Carrying Value
Fixed rate:
Senior Unsecured Notes (a)	$5,419,419	$5,146,192
Non-recourse mortgages (a)	543,647	920,378
	5,963,066	6,066,570
Variable rate:
Unsecured Term Loans (a)	312,605	321,971
Unsecured Revolving Credit Facility	254,463	82,281
Non-recourse mortgages (a):
Amount subject to interest rate swaps and caps	89,177	147,094
Floating interest rate mortgage loans	55,606	78,082
	711,851	629,428
	$6,674,917	$6,695,998

Percent of Total Debt
Fixed rate	89%	91%
Variable rate	11%	9%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	2.8%	3.0%
Variable rate (b)	1.2%	1.6%
Total debt	2.6%	2.9%

__________

W. P. Carey 9/30/2021 10-Q – 61

(a)Aggregate debt balance includes unamortized discount, net, totaling $31.3 million and $28.3 million as of September 30, 2021 and December 31, 2020, respectively, and unamortized deferred financing costs totaling $27.2 million and $24.3 million as of September 30, 2021 and December 31, 2020, respectively.
(b)The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At September 30, 2021, our cash resources consisted of the following:

•cash and cash equivalents totaling $129.7 million. Of this amount, $67.2 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts;
•our Unsecured Revolving Credit Facility, with available capacity of approximately $1.5 billion (net of amounts reserved for standby letters of credit totaling $18.8 million);
•available proceeds under our forward sale agreements of approximately $538.9 million (based on 7,187,500 remaining shares outstanding and a weighted-average net offering price of $74.97 per share as of September 30, 2021); and
•unleveraged properties that had an aggregate asset carrying value of approximately $11.6 billion at September 30, 2021, although there can be no assurance that we would be able to obtain financing for these properties.

Historically, we have also accessed the capital markets through additional debt (denominated in both U.S. dollars and euros) and equity offerings, including the $350.0 million of 2.450% Senior Notes due 2032 issued in October 2021 that was our inaugural green bond offering (Note 16). During the nine months ended September 30, 2021, we issued (i) €525.0 million of 0.950% Senior Notes due 2030 and $425.0 million of 2.250% Senior Notes due 2033 (Note 10), (ii) 6,535,709 shares of common stock under our Equity Forwards for aggregate net proceeds of $457.2 million, and (iii) 4,225,624 shares of common stock under our ATM Program for net proceeds of $302.5 million (Note 12). As of September 30, 2021, we had approximately $538.9 million of available proceeds under our forward sales agreements and $310.1 million remained available for issuance under our ATM Program (Note 12).

Our cash resources can be used for working capital needs and other commitments and may be used for future investments.

Cash Requirements and Liquidity

As of September 30, 2021, we had $129.7 million of cash and cash equivalents, approximately $1.5 billion of available capacity under our Unsecured Revolving Credit Facility (net of amounts reserved for standby letters of credit totaling $18.8 million), and available proceeds under our forward sale agreements of approximately $538.9 million (based on 7,187,500 remaining shares outstanding and a weighted-average net offering price of $74.97 per share as of that date). Our Senior Unsecured Credit Facility includes a $1.8 billion Unsecured Revolving Credit Facility and Unsecured Term Loans outstanding totaling $312.6 million as of September 30, 2021 (Note 10), and is scheduled to mature on February 20, 2025. As of September 30, 2021, scheduled debt principal payments total $5.7 million through December 31, 2021 and $317.5 million through December 31, 2022, and our Senior Unsecured Notes do not start to mature until April 2024 (Note 10).

During the next 12 months following September 30, 2021 and thereafter, we expect that our significant cash requirements will include:

•paying dividends to our stockholders;
•making scheduled principal and balloon payments on our debt obligations (Note 10);
•making scheduled interest payments on our debt obligations (future interest payments total $857.5 million, with $175.4 million due during the next 12 months; interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at September 30, 2021);
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

W. P. Carey 9/30/2021 10-Q – 62

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

Certain amounts disclosed above are based on the applicable foreign currency exchange rate at September 30, 2021.

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

W. P. Carey 9/30/2021 10-Q – 63

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

Consolidated FFO and AFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to W. P. Carey	$138,547	$149,397	$310,426	$320,787
Adjustments:
Depreciation and amortization of real property	114,204	107,170	336,405	328,347
Impairment charges	16,301	—	16,301	19,420
Gain on sale of real estate, net	(1,702)	(20,933)	(30,914)	(32,684)
Proportionate share of adjustments to earnings from equity method investments (a) (b) (c) (d)	3,290	3,500	17,030	34,860
Proportionate share of adjustments for noncontrolling interests (e)	(4)	(4)	(12)	(14)
Total adjustments	132,089	89,733	338,810	349,929
FFO (as defined by NAREIT) attributable to W. P. Carey	270,636	239,130	649,236	670,716
Adjustments:
Other (gains) and losses (f)	(49,219)	(44,648)	(15,576)	(39,092)
Above- and below-market rent intangible lease amortization, net	12,004	12,472	38,503	37,208
Straight-line and other rent adjustments	(10,823)	(13,115)	(29,887)	(31,927)
Stock-based compensation	4,361	4,564	18,790	10,143
Amortization of deferred financing costs	3,424	2,932	10,284	9,014
Merger and other expenses (g)	(908)	(596)	(3,983)	665
Other amortization and non-cash items	557	508	1,149	1,404
Tax benefit — deferred and other (h) (i) (j)	(290)	(715)	(3,460)	(48,867)
Proportionate share of adjustments to earnings from equity method investments (c)	988	1,429	10,849	6,575
Proportionate share of adjustments for noncontrolling interests (e)	(6)	(6)	(19)	566
Total adjustments	(39,912)	(37,175)	26,650	(54,311)
AFFO attributable to W. P. Carey	$230,724	$201,955	$675,886	$616,405

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey	$270,636	$239,130	$649,236	$670,716
AFFO attributable to W. P. Carey	$230,724	$201,955	$675,886	$616,405

W. P. Carey 9/30/2021 10-Q – 64

FFO and AFFO from Real Estate were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income from Real Estate attributable to W. P. Carey	$130,858	$146,983	$290,132	$329,722
Adjustments:
Depreciation and amortization of real property	114,204	107,170	336,405	328,347
Impairment charges	16,301	—	16,301	19,420
Gain on sale of real estate, net	(1,702)	(20,933)	(30,914)	(32,684)
Proportionate share of adjustments to earnings from equity method investments (a) (b)	3,290	3,500	17,030	10,217
Proportionate share of adjustments for noncontrolling interests (e)	(4)	(4)	(12)	(14)
Total adjustments	132,089	89,733	338,810	325,286
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	262,947	236,716	628,942	655,008
Adjustments:
Other (gains) and losses (f)	(48,172)	(44,115)	(13,455)	(38,579)
Above- and below-market rent intangible lease amortization, net	12,004	12,472	38,503	37,208
Straight-line and other rent adjustments	(10,823)	(13,115)	(29,887)	(31,927)
Stock-based compensation	4,361	4,564	18,790	9,452
Amortization of deferred financing costs	3,424	2,932	10,284	9,014
Merger and other expenses (g)	(908)	(1,016)	(3,998)	(213)
Tax benefit — deferred and other (i)	(700)	(2,909)	(3,087)	(43,916)
Other amortization and non-cash items	557	508	1,149	1,205
Proportionate share of adjustments to earnings from equity method investments (c) (k)	1,761	739	9,928	631
Proportionate share of adjustments for noncontrolling interests (e)	(6)	(6)	(19)	566
Total adjustments	(38,502)	(39,946)	28,208	(56,559)
AFFO attributable to W. P. Carey — Real Estate	$224,445	$196,770	$657,150	$598,449

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Real Estate	$262,947	$236,716	$628,942	$655,008
AFFO attributable to W. P. Carey — Real Estate	$224,445	$196,770	$657,150	$598,449

W. P. Carey 9/30/2021 10-Q – 65

FFO and AFFO from Investment Management were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) from Investment Management attributable to W. P. Carey	$7,689	$2,414	$20,294	$(8,935)
Adjustments:
Proportionate share of adjustments to earnings from equity method investments (b) (c) (d)	—	—	—	24,643
Total adjustments	—	—	—	24,643
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	7,689	2,414	20,294	15,708
Adjustments:
Other (gains) and losses	(1,047)	(533)	(2,121)	(513)
Tax expense (benefit) — deferred and other (h) (j)	410	2,194	(373)	(4,951)
Merger and other expenses	—	420	15	878
Stock-based compensation	—	—	—	691
Other amortization and non-cash items	—	—	—	199
Proportionate share of adjustments to earnings from equity method investments (c)	(773)	690	921	5,944
Total adjustments	(1,410)	2,771	(1,558)	2,248
AFFO attributable to W. P. Carey — Investment Management	$6,279	$5,185	$18,736	$17,956

Summary
FFO (as defined by NAREIT) attributable to W. P. Carey — Investment Management	$7,689	$2,414	$20,294	$15,708
AFFO attributable to W. P. Carey — Investment Management	$6,279	$5,185	$18,736	$17,956
__________
(a)Amount for the nine months ended September 30, 2021 includes a non-cash other-than-temporary impairment charge of $6.8 million recognized on an equity method investment in real estate (Note 7, Note 8).
(b)Equity income, including amounts that are not typically recognized for FFO and AFFO, is recognized within Earnings (losses) from equity method investments on the consolidated statements of income. This represents adjustments to equity income to reflect FFO and AFFO on a pro rata basis.
(c)Amount for the nine months ended September 30, 2020 includes a non-cash net gain of $33.0 million (inclusive of $9.9 million attributable to the redemption of noncontrolling interests that the former subadvisors for CWI 1 and CWI 2 held in the special general partner interests) recognized in connection with consideration received at closing of the CWI 1 and CWI 2 Merger (Note 3).
(d)Amount for the nine months ended September 30, 2020 includes non-cash other-than-temporary impairment charges totaling $47.1 million recognized on our equity method investments in CWI 1 and CWI 2 (Note 8).
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
(g)Amounts for the three and nine months ended September 30, 2021 are primarily comprised of reversals of estimated liabilities for German real estate transfer taxes that were previously recorded in connection with business combinations in prior years.
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

W. P. Carey 9/30/2021 10-Q – 66

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

The impact of the COVID-19 pandemic both in the United States and globally continues to cause uncertainty and volatility in financial markets, including interest rates and foreign currency exchange rates. The outbreak is expected to have a continued adverse impact on market conditions for the foreseeable future and has triggered a period of global economic slowdown with no known duration. At September 30, 2021, our net-lease portfolio (which excludes operating properties) had the following concentrations (as a percentage of our ABR) for property types with heightened risk as a result of the COVID-19 pandemic:

•17.2% related to retail facilities (primarily from do-it-yourself, grocery, convenience, and wholesale stores);
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

W. P. Carey 9/30/2021 10-Q – 67

At September 30, 2021, a significant portion (approximately 90.7%) of our long-term debt either bore interest at fixed rates or was swapped or capped to a fixed rate. Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources — Summary of Financing in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at September 30, 2021 (in thousands):

	2021 (Remainder)	2022	2023	2024	2025	Thereafter	Total	Fair Value
Fixed-rate debt (a) (b)	$4,314	$284,632	$99,660	$1,105,240	$544,001	$3,982,399	$6,020,246	$6,313,270
Variable-rate debt (a)	$1,390	$27,120	$101,496	$15,159	$568,035	$—	$713,200	$710,741
__________
(a)Amounts are based on the exchange rate at September 30, 2021, as applicable.
(b)Amounts after 2023 are primarily comprised of principal payments for our Senior Unsecured Notes (Note 10).

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to interest rate caps, is affected by changes in interest rates. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at September 30, 2021 would increase or decrease by $3.9 million for our British pound sterling-denominated debt, by $2.1 million for our euro-denominated debt, and by $0.2 million for our Japanese yen-denominated debt, for each respective 1% change in annual interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe, Canada, and Japan, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, the British pound sterling, the Danish krone, the Canadian dollar, and the Japanese yen, which may affect future costs and cash flows. We have obtained, and may in the future obtain, non-recourse mortgage financing in the local currency. We have also completed several offerings of euro-denominated senior notes, and have borrowed under our Senior Unsecured Credit Facility in foreign currencies, including the euro, British pound sterling, and Japanese yen (Note 10). Volatile market conditions arising from the COVID-19 global pandemic may result in significant fluctuations in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service (comprised of principal and interest, excluding balloon payments), as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. We estimate that, for a 1% increase or decrease in the exchange rate between the euro, British pound sterling, or Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated cash flow (scheduled future rental revenues, net of scheduled future debt service payments) for our consolidated foreign operations at September 30, 2021 of $2.6 million, $0.6 million, and less than $0.1 million, respectively, excluding the impact of our derivative instruments.

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

W. P. Carey 9/30/2021 10-Q – 68

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2021 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

W. P. Carey 9/30/2021 10-Q – 69

PART II — OTHER INFORMATION

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
4.1	Eighth Supplemental Indenture, dated October 15, 2021, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference Exhibit 4.2 to Current Report on Form 8-K filed October 15, 2021

4.2	Form of 2.450% Senior Notes due 2032	Incorporated by reference Exhibit 4.3 to Current Report on Form 8-K filed October 15, 2021

10.1	Forward Confirmation, dated August 9, 2021, by and among W. P. Carey Inc. and J.P. Morgan Chase Bank, National Association	Incorporated by reference to Exhibit 1.2 to Current Report on Form 8-K filed August 12, 2021

10.2	Forward Confirmation, dated August 9, 2021, by and among W. P. Carey Inc. and Barclays Bank PLC	Incorporated by reference to Exhibit 1.3 to Current Report on Form 8-K filed August 12, 2021

10.3	Forward Confirmation, dated August 11, 2021, by and among W. P. Carey Inc. and J.P. Morgan Chase Bank, National Association	Incorporated by reference to Exhibit 1.4 to Current Report on Form 8-K filed August 12, 2021

10.4	Forward Confirmation, dated August 11, 2021, by and among W. P. Carey Inc. and Barclays Bank PLC	Incorporated by reference to Exhibit 1.5 to Current Report on Form 8-K filed August 12, 2021

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

W. P. Carey 9/30/2021 10-Q – 70

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W. P. Carey Inc.
Date:	October 29, 2021
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	October 29, 2021
		By:	/s/ Arjun Mahalingam
Arjun Mahalingam
Chief Accounting Officer
(Principal Accounting Officer)

W. P. Carey 9/30/2021 10-Q – 71

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
4.1	Eighth Supplemental Indenture, dated October 15, 2021, by and between W. P. Carey Inc., as issuer, and U.S. Bank National Association, as trustee	Incorporated by reference Exhibit 4.2 to Current Report on Form 8-K filed October 15, 2021

4.2	Form of 2.450% Senior Notes due 2032	Incorporated by reference Exhibit 4.3 to Current Report on Form 8-K filed October 15, 2021

10.1	Forward Confirmation, dated August 9, 2021, by and among W. P. Carey Inc. and J.P. Morgan Chase Bank, National Association	Incorporated by reference to Exhibit 1.2 to Current Report on Form 8-K filed August 12, 2021

10.2	Forward Confirmation, dated August 9, 2021, by and among W. P. Carey Inc. and Barclays Bank PLC	Incorporated by reference to Exhibit 1.3 to Current Report on Form 8-K filed August 12, 2021

10.3	Forward Confirmation, dated August 11, 2021, by and among W. P. Carey Inc. and J.P. Morgan Chase Bank, National Association	Incorporated by reference to Exhibit 1.4 to Current Report on Form 8-K filed August 12, 2021

10.4	Forward Confirmation, dated August 11, 2021, by and among W. P. Carey Inc. and Barclays Bank PLC	Incorporated by reference to Exhibit 1.5 to Current Report on Form 8-K filed August 12, 2021

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith